Form 10-K
period 2008-12-31
CITIGROUP INC
filed 2009-02-27
CIK 831001

CITIGROUP’S 2008 ANNUAL REPORT ON FORM 10-K

THE COMPANY

Citigroup Inc. (Citigroup and, together with its subsidiaries, the Company, Citi or Citigroup) is a global diversified financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers. Citigroup has more than 200 million customer accounts and does business in more than 100 countries. Citigroup was incorporated in 1988 under the laws of the State of Delaware.

The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Some of the Company’s subsidiaries are subject to supervision and examination by their respective federal and state authorities. At December 31, 2008, the Company had approximately 134,400 full-time and 4,100 part-time employees in the United States and approximately 188,400 full-time employees outside the United States.

During 2008, the Company benefited from substantial U.S. government financial involvement, including (i) raising an aggregate of $45 billion through the sale of Citigroup non-voting perpetual, cumulative preferred stock and warrants to purchase common stock to the U.S. Department of the Treasury, (ii) entering into a loss-sharing agreement with various U.S. government entities covering $301 billion of Company assets, and (iii) issuing $5.75 billion of senior unsecured debt guaranteed by the Federal Deposit Insurance Corporation (FDIC) (in addition to $26.0 billion of commercial paper and interbank deposits of Citigroup’s subsidiaries guaranteed by the FDIC outstanding at the end of 2008). In connection with these programs and agreements, Citigroup is required to pay consideration to the U.S. government, including in the form of dividends on the preferred stock and other fees. In addition, Citigroup has agreed not to pay common stock dividends in excess of $0.01 per share per quarter for three years (beginning in 2009) or to repurchase its common stock without the consent of U.S. government entities. For additional information on the above, see “TARP and Other Regulatory Programs” on page 44.

On January 16, 2009, the Company announced a realignment, for management and reporting purposes, into two businesses: Citicorp, primarily comprised of the Company’s Global Institutional Bank and the Company’s international regional consumer banks; and Citi Holdings, primarily comprised of the Company’s brokerage and asset management business, local consumer finance business, and a special asset pool. Citigroup believes that the realignment will optimize the Company’s global businesses for future profitable growth and opportunities and will assist in the Company’s ongoing efforts to reduce its balance sheet and simplify its organization. See “Outlook for 2009—Changes to Citi’s Organizational Structure” on page 7.

On February 27, 2009, the Company announced an exchange offer of its common stock for up to $27.5 billion of its existing preferred securities and trust preferred securities at a conversion price of $3.25 per share. The U.S. government will match this exchange up to a maximum of $25 billion of its preferred stock at the same conversion price. These transactions are intended to increase the Company’s tangible common equity (TCE) and will require no additional U.S. government investment in Citigroup. See “Outlook for 2009” on page 7.

The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10022, telephone number 212 559 1000. Additional information about Citigroup is available on the Company’s Web site at www.citigroup.com. Citigroup’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as the Company’s other filings with the Securities and Exchange Commission (SEC) are available free of charge through the Company’s Web site by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC Web site contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

At December 31, 2008, Citigroup was managed along the following segment and product lines (as noted above, on January 16, 2009, Citigroup announced a realignment of its businesses to be effective, for reporting purposes, in the second quarter of 2009):

The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA	Citigroup Inc. and Subsidiaries

In millions of dollars, except per share amounts and ratios	2008 (1)	2007		2006		2005		2004
Revenues, net of interest expense	$52,793	$78,495		$86,327		$80,077		$76,223
Operating expenses	71,134	59,802		50,301		43,549		48,149
Provisions for credit losses and for benefits and claims	34,714	17,917		7,537		7,971		6,658
Income (loss) from continuing operations before taxes, minority interest, and cumulative effect of accounting change	$(53,055)	$776		$28,489		$28,557		$21,416
Provision (benefits) for income taxes	(20,612)	(2,498)		7,749		8,787		6,130
Minority interest, net of taxes	(349)	285		289		549		218
Income (loss) from continuing operations before cumulative effect of accounting change	$(32,094)	$2,989		$20,451		$19,221		$15,068
Income from discontinued operations, net of taxes (2)	4,410	628		1,087		5,417		1,978
Cumulative effect of accounting change, net of taxes (3)	—	—		—		(49)		—
Net income (loss)	$(27,684)	$3,617		$21,538		$24,589		$17,046
Earnings per share
Basic:
Income (loss) from continuing operations	$(6.42)	$0.60		$4.17		$3.78		$2.94
Net income	(5.59)	0.73		4.39		4.84		3.32
Diluted:
Income (loss) from continuing operations	(6.42)	0.59		4.09		3.71		2.88
Net income	(5.59)	0.72		4.31		4.75		3.26
Dividends declared per common share	$1.12	$2.16		$1.96		$1.76		$1.60
At December 31
Total assets	$1,938,470	$2,187,480		$1,884,167		$1,493,886		$1,483,950
Total deposits	774,185	826,230		712,041		591,828		561,513
Long-term debt	359,593	427,112		288,494		217,499		207,910
Mandatorily redeemable securities of subsidiary trusts (4)	23,899	23,594		9,579		6,264		6,209
Common stockholders’ equity	70,966	113,447		118,632		111,261		108,015
Total stockholders’ equity	141,630	113,447		119,632		112,386		109,140
Direct staff (in thousands)	323	375		327		296		283
Ratios:
Return on common stockholders’ equity (5)	(28.8)%	2.9%		18.8%		22.4%		17.0%
Return on total stockholders’ equity (5)	(20.9)	3.0		18.7		22.2		16.9
Tier 1 Capital	11.92%	7.12%		8.59%		8.79%		8.74%
Total Capital	15.70	10.70		11.65		12.02		11.85
Leverage (6)	6.08	4.03		5.16		5.35		5.20
Common stockholders’ equity to assets	3.66%	5.19%		6.30%		7.45%		7.28%
Total stockholders’ equity to assets	7.31	5.19		6.35		7.52		7.35
Dividend payout ratio (7)	NM	300.0		45.5		37.1		49.1
Book value per common share	$13.02	$22.71		$24.15		$22.34		$20.79
Ratio of earnings to fixed charges and preferred stock dividends	NM	1.01	x	1.50	x	1.79	x	1.99	x

(1)	As announced in its fourth quarter 2008 earnings press release (January 16, 2009), Citigroup continued to review its goodwill to determine whether a goodwill impairment had occurred as of December 31, 2008. Based on the results of this review and testing, the Company recorded a pretax charge of $9.568 billion ($8.727 billion after-tax) in the fourth quarter of 2008. The goodwill impairment charge was recorded in North America Consumer Banking, Latin America Consumer Banking, and EMEA Consumer Banking, and resulted in a write-off of the entire amount of goodwill allocated to those reporting units. The charge does not result in a cash outflow or negatively affect the Tier 1 or Total Regulatory Capital ratios, Tangible Equity or the Company’s liquidity position as of December 31, 2008. In addition, Citi recorded a $374 million pretax charge ($242 million after-tax) to reflect further impairment evident in the intangible asset related to Nikko Asset Management at December 31, 2008.
As disclosed in the table above, giving effect to these charges, Net Income (Loss) from Continuing Operations for 2008 was $(32.094) billion and Net Income (Loss) was $(27.684) billion, resulting in Diluted Earnings per Share of $(6.42) and $(5.59) respectively. The primary cause for the goodwill impairment in the reporting units mentioned above, and the additional intangible asset impairment in Nikko Asset Management, was the rapid deterioration in the financial markets, as well as in the general global economic outlook, particularly during the period beginning mid-November 2008 through December 31, 2008. This deterioration further weakened the near term prospects for the financial services industry. See “Significant Accounting Policies and Significant Estimates” on page 18, and Note 19 to the Consolidated Financial Statements on page 166 for further discussion.
(2)	Discontinued operations for 2004 to 2008 reflect the sale of Citigroup’s German Retail Banking Operations to Credit Mutuel, and the Company’s sale of CitiCapital’s equipment finance unit to General Electric. In addition, discontinued operations for 2004 to 2006 include the operations and associated gain on sale of substantially all of Citigroup’s Asset Management business, the majority of which closed on December 1, 2005. Discontinued operations from 2004 to 2006 also include the operations and associated gain on sale of Citigroup’s Travelers Life & Annuity, substantially all of Citigroup’s international insurance business and Citigroup’s Argentine pension business to MetLife Inc. The sale closed on July 1, 2005. See Note 3 to the Consolidated Financial Statements on page 135.
(3)	Accounting change of $(49) million in 2005 represents the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, (FIN 47).
(4)	During 2004, the Company deconsolidated the subsidiary issuer trusts in accordance with FIN 46(R). For regulatory capital purposes, these trust securities remain a component of Tier 1 Capital.
(5)	The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on total stockholders’ equity is calculated using net income divided by average stockholders’ equity.
(6)	Tier 1 Capital divided by each year’s fourth quarter adjusted average assets (hereinafter as adjusted average assets).
(7)	Dividends declared per common share as a percentage of net income per diluted share.

NM Not Meaningful

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s presentation.

Certain statements in this Form 10-K, including, but not limited to, statements made in “Management’s Discussion and Analysis,” particularly in the “Outlook” discussions, are “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those included in these statements due to a variety of factors including, but not limited to, those described under “Risk Factors” beginning on page 47.

MANAGEMENT’S DISCUSSION AND ANALYSIS

2008 IN SUMMARY

Citigroup reported a $32.1 billion loss from continuing operations ($6.42 per share) for 2008. The results were impacted by continued losses related to the disruption in the fixed income markets, higher consumer credit costs, and a deepening of the global economic slowdown.

The net loss of $27.7 billion ($5.59 per share) in 2008 includes the results and sales of the Company’s German retail banking operations and CitiCapital (which were reflected as discontinued operations), as well as a $9.568 billion Goodwill impairment charge based on the results of its fourth quarter of 2008 goodwill impairment testing. The goodwill impairment charge was recorded in North America Consumer Banking, Latin America Consumer Banking and EMEA Consumer Banking.

During 2008, the Company benefited from substantial U.S. government financial involvement, including (i) raising an aggregate $45 billion in capital through the sale of Citigroup non-voting perpetual, cumulative preferred stock and warrants to purchase common stock to the U.S. Department of the Treasury (UST), (ii) entering into a loss-sharing agreement with various U.S. government entities covering $301 billion of Company assets, and (iii) issuing $5.75 billion of senior unsecured debt guaranteed by the Federal Deposit Insurance Corporation (FDIC) (in addition to $26.0 billion of commercial paper and interbank deposits of Citigroup’s subsidiaries guaranteed by the FDIC outstanding as of December 31, 2008). In connection with these programs and agreements, Citigroup is required to pay consideration to the U.S. government, including in the form of dividends on the preferred stock and other fees. In addition, Citigroup has agreed not to pay common stock dividends in excess of $0.01 per share per quarter for three years (beginning in 2009) or to repurchase its common stock without the consent of U.S. government entities. For additional information on the above, see “TARP and Other Regulatory Programs” on page 44.

In addition to the equity issuances to the UST under TARP, Citigroup raised $32 billion of capital in private and public offerings during 2008.

In addition, on January 16, 2009, the Company announced a realignment, for management and reporting purposes, into two businesses: Citicorp, primarily comprised of the Company’s Global Institutional Bank and the Company’s regional consumer banks; and Citi Holdings, primarily comprised of the Company’s brokerage and asset management business, local consumer finance business, and a special asset pool. Citigroup believes that the realignment will optimize the Company’s global businesses for future profitable growth and opportunities and will assist in the Company’s ongoing efforts to reduce its balance sheet and simplify its organization. See “Outlook for 2009” on page 7.

On February 27, 2009, the Company announced an exchange offer of its common stock for up to $27.5 billion of its existing preferred securities and trust preferred securities at a conversion price of $3.25 per share. The U.S. government will match this exchange up to a maximum of $25 billion of its preferred stock at the same conversion price. These transactions are intended to increase the Company’s tangible common equity (TCE) and will require no additional U.S. government investment in Citigroup. See “Outlook for 2009” on page 7.

During 2008, the Company also completed 19 strategic divestitures which were designed to strengthen our franchises.

Revenues of $52.8 billion decreased 33% from 2007, primarily driven by significantly lower revenues in ICG due to write-downs related to subprime

CDOs and leveraged lending and other fixed income exposures. Revenues outside of ICG declined 6%. The Company’s revenues outside North America declined 4% from 2007.

Net interest revenue grew 18% from 2007, reflecting the lower cost of funds, as well as lower rates outside the U.S. The lower cost of funds more than offset the decrease in the asset yields during the year. Net interest margin in 2008 was 3.06%, up 65 basis points from 2007 (see the discussion of net interest margin on page 82). Non-interest revenue decreased $34 billion from 2007, primarily reflecting subprime and fixed income write-downs.

Although the Company made significant progress in reducing its expense base during the year, operating expenses increased 19% from the previous year with lower operating expenses being offset by a $9.568 billion goodwill impairment charge, higher restructuring/ repositioning charges and the impact of acquisitions. Excluding the goodwill impairment charge, expenses have declined for four consecutive quarters, due to lower incentive compensation accruals and continued benefits from re-engineering efforts. Headcount was down 52,000 from December 31, 2007.

The Company’s equity capital base and trust preferred securities were $165.5 billion at December 31, 2008. Stockholders’ equity increased by $28.2 billion during 2008 to $141.6 billion, which was affected by capital issuances discussed above, and the distribution of $7.6 billion in dividends to common and preferred shareholders. Citigroup maintained its “well-capitalized” position with a Tier 1 Capital Ratio of 11.92% at December 31, 2008.

Total credit costs of $33.3 billion included NCLs of $19.0 billion, up from $9.9 billion in 2007, and a net build of $14.3 billion to credit reserves. The build consisted of $10.8 billion in Consumer ($8.2 billion in North America and $2.6 billion in regions outside North America), $3.3 billion in ICG and $249 million in GWM (see “Credit Reserves” on page 11 for further discussion). The Consumer loan loss rate was 3.75%, a 149 basis-point increase from the fourth quarter of 2007. Corporate cash-basis loans were $9.6 billion at December 31, 2008, an increase of $7.8 billion from year-ago levels. This increase is primarily attributable to the transfer of non-accrual loans from the held-for-sale portfolio to the held-for-investment portfolio during the fourth quarter of 2008. The allowance for loan losses totaled $29.6 billion at December 31, 2008, a coverage ratio of 4.27% of total loans.

The effective tax rate (benefit) of (39)% in 2008 primarily resulted from the pretax losses in the Company’s Securities and Banking business taxed in the U.S. (the U.S. is a higher tax-rate jurisdiction). In addition, the tax benefits of permanent differences, including the tax benefit for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested, favorably affected the Company’s effective tax rate.

At December 31, 2008, the Company had increased its structural liquidity (equity, long-term debt and deposits) as a percentage of assets from 62% at December 31, 2007 to approximately 66% at December 31, 2008. Citigroup has continued its deleveraging, reducing total assets from $2,187 billion at December 31, 2007 to $1,938 billion at December 31, 2008.

At December 31, 2008, the maturity profile of Citigroup’s senior long-term unsecured borrowings had a weighted average maturity of seven years. Citigroup also reduced its commercial paper program from $35 billion at December 31, 2007 to $29 billion at December 31, 2008.

Recently, Robert Rubin, Sir Win Bischoff and Roberto Hernández Ramirez announced they would not stand for re-election at Citigroup’s 2009 Annual Meeting of Stockholders. On February 23, 2009, Richard Parsons became the Chairman of the Company.

OUTLOOK FOR 2009

We enter the challenging environment of 2009 after a difficult and disappointing 2008. While numerous risks remain, the Company has made progress in decreasing the risks arising from its balance sheet and building capital to generate future earnings. As examples, and as more fully disclosed throughout this MD&A:

•	Our total allowance for loan losses was $29.6 billion at December 31, 2008;
•

As part of the decreasing of risks, we completed the loss-sharing agreement with various U.S. government entities, which provides significant downside protection against losses on $301 billion of assets; and

•	We have reclassified certain assets from mark-to-market classification to held-to-maturity which could provide some reduction in earnings volatility.

Changes to Citi’s Organizational Structure

On January 16, 2009, given the economic and market environment, Citi announced the acceleration of the implementation of its strategy to focus on its core businesses. As a result of its proposed realignment, Citigroup will be comprised of two businesses, Citicorp and Citi Holdings. Citigroup believes that the realignment will optimize the Company’s global businesses for future profitable growth and opportunities and will assist in the Company’s ongoing efforts to reduce its balance sheet and simplify its organization. Citigroup’s plan is to transition to this structure as quickly as possible, taking into account the interests of all stakeholders, including customers and clients, debt holders, preferred and common stockholders, employees, and the communities it serves. The Company recognizes that major legal vehicle restructuring changes such as the realignment will require regulatory approvals and the resolution of tax and other issues. Citigroup has, however, managed the Company consistent with this structure since February 2009 and management reporting will reflect this structure starting with the second quarter of 2009.

Citicorp

Citicorp, a global bank for businesses and consumers, will have two primary underlying businesses: the Global Institutional Bank serving corporate, institutional, public sector and private banking clients; and Citigroup’s regional consumer banks which provide traditional banking services, including branded cards as well as small and middle market commercial banking. It is anticipated that Citicorp will focus on its unique competitive advantage of having a strong presence in the fastest-growing areas of the world.

Citi Holdings

Citi Holdings will have three primary segments: brokerage and asset management, local consumer finance and a special asset pool. Citigroup continues to believe that many of Citi Holdings’ businesses are attractive long-term businesses with strong market positions, but they do not sufficiently enhance the capabilities of Citigroup’s core businesses. Citi Holdings will continue to focus on risk management and credit quality as it seeks to build value in these businesses.

Exchange Offer and U.S. Government Exchange

On February 27, 2009, Citigroup announced an exchange offer of its common stock for up to $27.5 billion of its existing preferred securities and trust preferred securities at a conversion price of $3.25 per share. The U.S. government will match this exchange up to a maximum of $25 billion of its preferred stock at the same conversion price. As announced, the transactions will increase the Company’s tangible common equity (TCE). The transactions will require no additional U.S. government investment in Citigroup and will not change the Company’s overall strategy or operations. In addition, the transactions will not change the Company’s Tier 1 Capital Ratio of 11.9% as of December 31, 2008. In connection with the transactions, Citigroup will suspend dividends on its preferred securities (other than its trust preferred securities) and, as a result, on its common stock. Full implementation of the proposed exchange offer is subject to approval of Citigroup’s shareholders and participation by holders of Citigroup’s preferred stock and trust preferred securities, which cannot be guaranteed. See also “Risk Factors” on page 47.

Our Goals in 2009

• Returning to profitability

• Risk reduction and mitigation

• Implementation and management of TARP and TARP funds

• Expense reduction

• Headcount reduction

• Asset reduction

• Implementing organizational changes/management realignment

Economic Environment

Citigroup’s financial results are closely tied to the global economic environment. The global markets are experiencing the impact of a significant U.S. and international economic downturn. This is restricting the Company’s growth opportunities both domestically and internationally. Should economic conditions not improve or further deteriorate, the Company could experience continued revenue pressure across its businesses and increased costs of credit. In addition, continuing deterioration of the U.S. or global real estate markets could adversely impact the Company’s revenues, including additional losses on subprime and other exposures, additional losses on leveraged loan commitments and cost of credit, including increased credit losses in mortgage-related and other activities. Further adverse rating actions by credit rating agencies in respect of structured credit products or other credit-related exposures, or of monoline insurers, could result in revenue reductions in those or similar securities. See “Risk Factors” on page 47 for a further discussion of these risks.

Credit Costs

We believe that credit costs are expected to increase during 2009.

•

As we go into the first half of 2009, we expect NCLs for our consumer portfolios could be $1 billion to $2 billion higher each quarter when compared to the NCLs in the third quarter of 2008. At this time we believe that we will be at the higher end of this range.

•	Our assumption on unemployment is that it could peak as late as the first half of 2010. This implies that we will most likely continue to add to our Consumer reserves until the end of 2009.
•

Corporate credit is inherently difficult to predict given the economic environment. It is expected that corporate loan default rates will increase. As such, we expect to continue to add to reserves and will likely see higher Corporate NCLs.

A detailed review and outlook for each of our business segments, as of December 31, 2008, are included in the discussions that follow, and the risks are more fully discussed on pages 29 to 38.

EVENTS IN 2008

Certain significant events during 2008 had, or could have, an effect on Citigroup’s current and future financial condition, results of operations, liquidity and capital resources. These events are summarized below and discussed in more detail throughout this MD&A.

TARP AND OTHER REGULATORY PROGRAMS

Issuance of $25 Billion of Perpetual Preferred Stock and a Warrant to Purchase Common Stock under TARP

On October 28, 2008, Citigroup raised $25 billion through the sale of non-voting perpetual, cumulative preferred stock and a warrant to purchase common stock to the UST as part of the UST Troubled Asset Relief Program (TARP) Capital Purchase Program. All of the proceeds were treated as Tier 1 Capital for regulatory purposes.

Additional Issuance of $20 Billion of Perpetual Preferred Stock and a Warrant to Purchase Common Stock under TARP

On December 31, 2008, related to the U.S. Government Loss-Sharing Agreement described below, Citigroup raised an additional $20 billion through the sale of non-voting perpetual, cumulative preferred stock and a warrant to purchase common stock to the UST as part of TARP. All of the proceeds were treated as Tier 1 Capital for regulatory purposes.

U.S. Government Loss-Sharing Agreement

On January 15, 2009, Citigroup entered into a definitive agreement providing for loss sharing by the UST, FDIC and the Federal Reserve Bank of New York on a $301 billion portfolio of Citigroup assets (valued as of November 21, 2008). In consideration for this loss-sharing agreement, Citigroup issued $7.3 billion of non-voting perpetual, cumulative preferred stock and a warrant to purchase common stock to the UST and the FDIC. Of the issuance, $3.5 billion will be treated as Tier 1 Capital for regulatory purposes.

Use of TARP Proceeds

Citigroup has established a formal process for its use of the TARP proceeds which is directed by senior executives and emphasizes expanding the flow of credit and strengthening the financial system in the United States, consistent with the objectives of TARP. Citigroup’s first quarterly progress report regarding its implementation and management of TARP was issued on February 3, 2009. See “TARP and Other Regulatory Programs” on page 44.

FDIC’s Temporary Liquidity Guarantee Program

Under the terms of the FDIC’s guarantee program, the FDIC will guarantee, until the earlier of its maturity or June 30, 2012, certain qualifying senior unsecured debt issued by certain Citigroup entities between October 14, 2008 and June 30, 2009 (proposed to be extended to October 30, 2009), in amounts up to 125% of the qualifying debt for each qualifying entity. The FDIC will charge Citigroup a fee ranging from 50 to 100 basis points in accordance with a prescribed fee schedule for any new qualifying debt issued with the FDIC guarantee. At December 31, 2008, Citigroup had issued $5.75 billion of long-term debt that is covered under the FDIC guarantee, with $1.25 billion maturing in 2010 and $4.5 billion maturing in 2011. In January and February 2009, Citigroup and its affiliates issued an additional $14.9 billion in senior unsecured debt under this program.

In addition, Citigroup, through its subsidiaries, also had $26.0 billion in commercial paper and interbank deposits backed by the FDIC outstanding as of December 31, 2008. FDIC guarantees of commercial paper (and interbank deposits) cease to be available after June 30, 2009 (proposed to be extended to October 30, 2009), and the FDIC charges a fee ranging from 50 to 100 basis points in connection with the issuance of those instruments.

Lowering of Quarterly Dividend to $0.01 Per Share

In accordance with various TARP programs, commencing in 2009, Citigroup has agreed not to pay common stock dividends in excess of $0.01 per share per quarter for three years without the consent of the UST, FDIC and the Federal Reserve Bank of New York.

On January 20, 2009, Citigroup declared a $0.01 quarterly dividend on the Company’s common stock. This dividend was paid on February 22, 2009 to stockholders of record on February 2, 2009.

For additional details on each of these programs, see “TARP and Other Regulatory Programs” beginning on page 44 for further discussion.

PRIVATE AND PUBLIC ISSUANCES OF PREFERRED AND COMMON STOCK

During the first quarter of 2008, Citigroup issued $12.5 billion of 7% convertible preferred stock in a private offering, $3.2 billion of 6.5% convertible preferred stock in public offerings, and $3.715 billion of 8.125% non-convertible preferred stock in public offerings.

In the second quarter of 2008, Citigroup raised $8.0 billion of capital through public offerings of non-convertible preferred stock and issued approximately $4.9 billion of common stock.

In total, the Company raised $32.3 billion in capital in private and public offerings during 2008, excluding issuances to the UST under TARP. See Note 21 on page 172 for further information.

ITEMS IMPACTING THE SECURITIES AND BANKING BUSINESS

Securities and Banking Significant Revenue Items and Risk Exposure
	Pretax Revenue Marks (in millions)		Risk Exposure (in billions)
	2008	2007 (1)	Dec. 31, 2008	Dec. 31, 2007	% Change
Sub-prime related direct exposures (2)	$(14,283)	$(18,312)	$14.1	$37.3	(62)%
Monoline insurers Credit Valuation Adjustment (CVA)	(5,736)	(967)	N/A	N/A	—
Highly leveraged loans and financing commitments (3)	(4,892)	(1,487)	10.0	43.2	(77)
Alt-A mortgage securities (4)	(3,812)	—	12.6	22.0	(43)
Auction Rate Securities (ARS) (5)	(1,733)	—	8.8	8.0	10
Commercial Real Estate (CRE) (6)	(2,627)	—	37.5	53.7	(30)
Structured Investment Vehicles (SIVs)	(3,269)	—	16.6	46.4	(63)
CVA on Citi liabilities at fair value option	4,558	888	N/A	N/A	—

Total significant revenue items	$(31,794)	$(19,878)

(1)	Represents the third and fourth quarters of 2007, reflecting revenue marks since the commencement of the current credit crisis.
(2)	Net of impact from hedges against direct subprime asset-backed securities collateralized debt obligation super senior positions.
(3)	Net of underwriting fees.
(4)	Net of hedges.
(5)	Excludes losses of $306 million and $87 million in the third and fourth quarters of 2008, respectively, arising from the ARS legal settlement.
(6)	Excludes CRE positions that are included in the SIV portfolio.

Subprime-Related Direct Exposures

In 2008, Securities and Banking (S&B) recorded losses of $14.3 billion pretax, net of hedges, on its subprime-related direct exposures. The Company’s remaining $14.1 billion in U.S. subprime net direct exposure in S&B at December 31, 2008 consisted of (i) approximately $12.0 billion of net exposures to the super senior tranches of CDOs, which are collateralized by asset-backed securities, derivatives on asset-backed securities or both, and (ii) approximately $2.1 billion of subprime-related exposures in its lending and structuring business. In 2007, Citigroup recorded losses of $18.3 billion pretax, net of hedges, on subprime-related direct exposures. See “Exposure to U.S. Real Estate” on page 68 for a further discussion of such exposures and the associated losses recorded.

Monoline Insurers Credit Valuation Adjustment (CVA)

During 2008, Citigroup recorded a pretax loss on CVA of $5.736 billion on its exposure to monoline insurers. CVA is calculated by applying forward default probabilities, which are derived using the counterparty’s current credit spread, to the expected exposure profile. In 2007, the Company recorded pretax losses of $967 million. The majority of the exposure relates to hedges on super senior positions that were executed with various monoline insurance companies. See “Direct Exposure to Monolines” on page 70 for a further discussion.

Highly Leveraged Loans and Financing Commitments

Due to the continued dislocation of the credit markets and reduced market interest in higher risk/higher yield instruments that began during the second half of 2007, liquidity in the market for highly leveraged financings has been very limited. This resulted in the Company’s recording pretax losses of $4.892 billion on funded and unfunded highly leveraged finance exposures in 2008 and $1.487 billion in 2007.

Citigroup’s exposure to highly leveraged financings totaled $10.0 billion at December 31, 2008 ($9.1 billion in funded and $0.9 billion in unfunded commitments), reflecting a decrease of $33.2 billion from December 31, 2007. See “Highly Leveraged Financing Commitments” on page 71 for further discussion.

Alt-A Mortgage Securities

In 2008, Citigroup recorded pretax losses of approximately $3.812 billion, net of hedges, on Alt-A mortgage securities held in S&B. For these purposes, Alt-A mortgage securities are non-agency residential mortgage-backed securities (RMBS) where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.

The Company had $12.6 billion in Alt-A mortgage securities at December 31, 2008, which decreased from $22.0 billion at December 31, 2007. Of the $12.6 billion, $1.1 billion was classified as Trading account assets, on which $2.201 billion of fair value losses, net of hedging, was recorded in earnings, and $11.5 billion was classified as HTM investments, on which $1.611 billion of losses were recorded in earnings due to other-than-temporary impairments.

Auction Rate Securities (ARS)

In 2008, Citigroup recorded pretax losses of approximately $1.733 billion on Auction Rate Securities (ARS). At December 31, 2008, the Company’s exposure to ARS totaled $8.8 billion including both legacy positions and ARS purchased under the ARS settlement agreement with the federal and state regulators (see “Other Items” on page 13). Of the $8.8 billion, $5.5 billion is classified as held to maturity and $3.3 billion as available for sale (AFS). The $8.8 billion comprises $3.7 billion of student loan ARS, $3.2 billion of preference share ARS backed by municipal or other taxable securities, $1.4 billion of municipal ARS, and $0.5 billion of ARS backed by other ABS.

Commercial Real Estate

S&B’s commercial real estate exposure is split into three categories: assets held at fair value; held to maturity/held for investment; and equity. During 2008, pretax losses of $2.6 billion net of hedges were booked on exposures recorded at fair value. See “Exposure to Commercial Real Estate” on page 69 for a further discussion.

Structured Investment Vehicles (SIVs)

On December 13, 2007, Citigroup announced a commitment to provide support facilities to its Citi-advised SIVs for the purpose of resolving the uncertainty regarding the SIVs’ senior debt ratings. As a result of this commitment, the Company consolidated the SIVs’ assets and liabilities onto Citigroup’s Consolidated Balance Sheet as of December 2007. This resulted in an increase of assets of $59 billion.

On February 12, 2008, Citigroup finalized the terms of these support facilities, which took the form of a commitment to provide $3.5 billion of mezzanine capital to the SIVs. The mezzanine capital facility was increased by $1.0 billion to $4.5 billion, with the additional commitment funded during the fourth quarter of 2008. During the period to November 18, 2008, Citigroup recorded $3.3 billion of trading account losses on SIV assets.

To complete the wind-down of the SIVs, Citigroup committed to purchase all remaining assets out of the SIV legal vehicles at fair value, with a trade date of November 18, 2008. Citigroup funded the purchase of the assets by assuming the obligation to pay amounts due under the medium-term notes issued by the SIVs as the notes mature. The assets purchased from the SIVs and the liabilities assumed by the Company were previously recognized at fair value on the Company’s balance sheet due to the consolidation of the SIV legal vehicles in December 2007.

The net cash funding provided by Citigroup for the asset purchase was $0.3 billion. As of December 31, 2008, the balance for these repurchased SIV assets totaled $16.6 billion, of which $16.5 billion is classified as held to maturity. See “Structured Investment Vehicles” on page 15 for a further discussion.

Credit Valuation Adjustment on Citi’s Liabilities for Which Citi Has Elected the Fair Value Option

Under SFAS 157, the Company is required to use its own-credit spreads in determining the current value for its derivative liabilities and all other liabilities for which it has elected the fair value option. When Citi’s credit spreads widen (deteriorate), Citi recognizes a gain on these liabilities because the value of the liabilities has decreased. When Citi’s credit spreads narrow (improve), Citi recognizes a loss on these liabilities because the value of the liabilities has increased.

During 2008, the Company recorded a gain of approximately $4.6 billion on its fair value option liabilities due to the widening of the Company’s credit spreads. $2.49 billion of this gain was due to a change in methodology for estimating the credit valuation adjustment implemented in the fourth quarter. As of December 31, 2008, the Company estimates the market value of the liabilities by incorporating the Company’s credit spreads observed in the bond market (cash spreads). Prior to that date, the Company incorporated the Company’s credit default swaps spreads in the valuation of these liabilities. For further discussion regarding this change, see “Significant Accounting Policies and Significant Estimates” on page 18.

CREDIT RESERVES

During 2008, the Company recorded a net build of $14.3 billion to its credit reserves. The build consisted of $10.8 billion in Consumer ($8.2 billion in North America and $2.6 billion in regions outside of North America), $3.3 billion in ICG and $249 million in GWM.

The $8.2 billion build in North America Consumer included additional reserves for the increased number of loan modification adjustments to customer loans across all product lines. The higher credit costs primarily reflected a weakening of leading credit indicators, including higher delinquencies on first and second mortgages, unsecured personal loans, credit cards and auto loans. Reserves also increased due to trends in the U.S. macroeconomic environment, including the housing market downturn and rising unemployment rates.

The $2.6 billion build in regions outside of North America was primarily driven by deterioration in Mexico, Brazil, the U.K., Spain, Greece and India.

The build of $3.3 billion in ICG primarily reflects a weakening in overall portfolio credit quality, as well as loan loss reserves for specific counterparties.

As the environment for consumer credit continues to deteriorate, the Company has taken additional actions to manage risks, such as tightening underwriting criteria and selectively reducing credit lines. However, credit losses are expected to rise through 2009 and it is likely that the Company’s loss rates may exceed their historical peaks.

The total allowance for loan losses and unfunded lending commitments totaled $30.5 billion at December 31, 2008.

GOODWILL

Based on the results of goodwill impairment testing as of December 31, 2008, Citigroup recorded a pretax charge of approximately $9.6 billion ($8.7 billion after tax) in the fourth quarter of 2008 for goodwill impairments related to its North America Consumer Banking, Latin America Consumer Banking and EMEA Consumer Banking reporting units. This charge resulted in the write-off of the entire amount of goodwill allocated to those reporting units. However, this charge did not result in a cash outflow or negatively affect Tier 1 and Total Regulatory Capital Ratios, Tangible Capital or the Company’s liquidity position.

The primary cause for the goodwill impairment in the above reporting units was the rapid deterioration in the financial markets as well as in the global economic outlook particularly during the period beginning mid-November and through year end December 2008. This deterioration further weakened the near-term prospects for the financial services industry. These and other factors, including the increased possibility of further government intervention, also resulted in the decline in the Company’s market capitalization from approximately $90 billion at July 1, 2008 and approximately $74 billion at October 31, 2008 to approximately $36 billion at December 31, 2008. See “Significant Accounting Policies and Significant Estimates” on page 18 for a further discussion of goodwill.

COST REDUCTION INITIATIVES

During the past two years, Citigroup has undergone several cost reduction initiatives.

2008 Re-Engineering Projects

In the fourth quarter of 2008, the Company recorded restructuring charges of $1.797 billion pretax related to the implementation of a company-wide re-engineering plan. This initiative will generate a reduction in headcount of approximately 20,600. These charges are reported in the Restructuring line on the Company’s Consolidated Statement of Income, and are recorded in each segment.

In addition, during 2008, several businesses initiated their own re-engineering projects to reduce expenses. A total expense of $1.732 billion was incurred generating a reduction in headcount of 16,807. These repositioning charges are reported in the lines Compensation and benefits and Premises and equipment on the Company’s Consolidated Statement of Income. These charges were recorded in the individual segments.

Structural Expense Review

In 2007, the Company completed a review of its structural expense base in a company-wide effort to create a more streamlined organization, reduce expense growth, and provide investment funds for future growth initiatives. As a result of this review, a pretax restructuring charge of $1.4 billion was recorded in Corporate/Other during the first quarter of 2007. Additional charges of $151 million (net of changes in estimates) were recognized in subsequent quarters throughout 2007 and a net release of $31 million was recorded in 2008 due to a change in estimates. These charges are reported in the Restructuring line on the Company’s Consolidated Statement of Income.

Separate from these restructuring charges were additional repositioning expenditures of $539 million incurred for re-engineering initiatives taken on by several businesses to further reduce expenses beyond the company-wide initiatives. These repositioning charges are included in the lines Compensation and benefits and Premises and equipment on the Company’s Consolidated Statement of Income. These charges were recorded in the individual segments.

DIVESTITURES

Sale of Citigroup’s German Retail Banking Operations

On December 5, 2008, Citigroup sold its German retail banking operations to Credit Mutuel for Euro 5.2 billion in cash. The German retail bank’s operating net earnings accrued in 2008 through the closing. The sale resulted in an after-tax gain of approximately $3.9 billion, including the after-tax gain on the foreign currency hedge of $383 million recognized during the fourth quarter of 2008, and was recorded in Discontinued Operations. In addition, a foreign currency hedge gain of $211 million was recorded in the third quarter of 2008.

The sale does not include the corporate and investment banking business or the Germany-based European data center.

See Note 3 on page 136 for further discussion regarding this sale.

Sale of CitiCapital

On July 31, 2008, Citigroup sold substantially all of CitiCapital, the equipment finance unit in North America, to GE Capital. An after-tax net loss of $305 million ($506 million pretax) was recorded in 2008 in Discontinued Operations on the Company’s Consolidated Statement of Income.

See Note 3 on page 136 for further discussion regarding this sale.

Sale of Upromise Cards Portfolio

During 2008, Global Cards sold substantially all of the Upromise Cards portfolio to Bank of America for an after-tax gain of $127 million ($201 million pretax). The portfolio sold had balances of approximately $1.2 billion of credit card receivables.

Divestiture of Diners Club International

On June 30, 2008, Citigroup completed the sale of Diners Club International (DCI) to Discover Financial Services, resulting in an after-tax gain of approximately $56 million ($111 million pretax).

Citigroup will continue to issue Diners Club cards and support its brand and products through ownership of its many Diners Club card issuers around the world.

Sale of CitiStreet

On July 1, 2008, Citigroup and State Street Corporation completed the sale of CitiStreet, a benefits servicing business, to ING Group in an all-cash transaction valued at $900 million. CitiStreet is a joint venture formed in 2000 which, prior to the sale, was owned 50% each by Citigroup and State Street. The transaction closed on July 1, 2008 and generated an after-tax gain of $222 million ($347 million pretax).

Sale of Citigroup Global Services Limited

In 2008, Citigroup sold all of its interest in Citigroup Global Services Limited (CGSL) to Tata Consultancy Services Limited (TCS) for all-cash consideration of approximately $515 million, resulting in an after-tax gain of $192 million ($263 million pretax). CGSL was the Citigroup captive provider of business process outsourcing services solely within the Banking and Financial Services sector.

In addition to the sale, Citigroup signed an agreement with TCS for TCS to provide, through CGSL, process outsourcing services to Citigroup and its affiliates in an aggregate amount of $2.5 billion over a period of 9.5 years.

Sale of Citigroup Technology Services Limited

On December 23, 2008, Citigroup announced an agreement with Wipro Limited to sell all of Citigroup’s interest in Citi Technology Services Ltd., Citigroup’s India-based captive provider of technology infrastructure support and application development, for all-cash consideration of approximately $127 million. A substantial portion of the proceeds from this sale will be recognized over the period in which Citi has a service contract with Wipro Limited. This transaction closed on January 20, 2009 and a loss of approximately $7 million was booked at that time.

Sale of Citi’s Nikko Citi Trust and Banking Corporation

Citigroup has executed a definitive agreement to sell all of the shares of Nikko Citi Trust and Banking Corporation to Mitsubishi UFJ Trust and Banking Corporation (MUTB). At the closing, MUTB will pay all-cash consideration of 25 billion yen, subject to certain purchase price adjustments. The sale is expected to close on or around April 1, 2009, pending regulatory approvals and other closing conditions, and result in an estimated after-tax gain of $53 million ($89 million pretax).

OTHER ITEMS

Auction Rate Securities Settlement

On August 7, 2008, Citigroup announced an agreement in principle with state and federal regulators under which it agreed to offer to purchase the failed ARS of its retail clients for par value. This agreement resulted in a $926 million loss being recorded in 2008.

The loss comprises: (1) fines of $100 million ($50 million to the State of New York and $50 million to the other state regulatory agencies); (2) losses of $425 million, recorded at the time of the announcement, reflecting the estimated difference between the fair value and par value of the securities to be purchased; and (3) an incremental loss of $401 million due to the decline in value of these ARS since the time of announcement. The securities purchased by Citigroup under this agreement have a notional value of $6.1 billion. The purchase commitment for the remaining undelivered securities is estimated to be approximately $1.0 billion as of December 31, 2008. The pretax losses of $926 million have been divided equally between S&B and GWM, both in North America.

Income Taxes

The Company recorded an income tax benefit for 2008. The Company’s effective tax rate (benefit) on continuing operations was (38.9)% in 2008. The 2008 effective tax rate is higher than 35% because of the impact of indefinitely invested international earnings and other permanent differences on the pretax loss. The 2008 tax rate included a $994 million tax benefit related to the restructuring of the legal vehicles in Japan.

Sale of Redecard Shares

In the first quarter of 2008, Citigroup sold approximately 46.8 million Redecard shares, which decreased Citigroup’s ownership in Redecard from approximately 23.9% to approximately 17%. An after-tax gain of $426 million ($661 million pretax) was recorded in the Global Cards business in Latin America.

Lehman Brothers Holding, Inc. Bankruptcy and Related Matters

On September 15, 2008, Lehman Brothers Holding, Inc. (“LBHI” and, together with its subsidiaries, “Lehman”) filed for Chapter 11 bankruptcy in U.S. Federal Court. A number of LBHI subsidiaries have subsequently filed bankruptcy or similar insolvency proceedings in the U.S. and other jurisdictions. Lehman’s bankruptcy caused Citigroup to terminate cash management and foreign exchange clearance arrangements, close out approximately 40,000 Lehman foreign exchange, derivative and other transactions and quantify other exposures. Citigroup expects to file claims in the relevant Lehman bankruptcy proceedings, as appropriate.

Visa Restructuring and Litigation Matters

During 2008, Citigroup recorded a $723 million increase to pretax income resulting from events surrounding Visa. These events included: (i) a $359 million gain on the redemption of Visa shares primarily recorded in U.S. Consumer; (ii) a $108 million gain from an adjustment of the regional share allocation related to the fourth quarter 2007 Visa reorganization, primarily recorded in International Consumer; (iii) a $157 million reduction of litigation reserves that were originally booked in the fourth quarter of 2007 primarily in U.S. Consumer; and (iv) a gain on the sale of Visa shares of $99 million.

Write-Down of Intangible Asset Related to Old Lane

As a result of Old Lane Partners, L.P. and Old Lane Partners GP, LLC notifying their investors that they would have the opportunity to redeem their investments in the hedge fund, without restriction effective July 31, 2008, ICG recorded a pretax write-down of $202 million on intangible assets related to this multi-strategy hedge fund during the first quarter of 2008. By April 2008, substantially all unaffiliated investors had notified Old Lane of their intention to redeem their investments. See Note 19 on page 166 for additional information.

Write-Down of Intangible Asset Related to Nikko Asset Management

During the fourth quarter of 2008, Citigroup performed an impairment analysis of Japan’s Nikko Asset Management fund contracts which represent the rights to manage and collect fees on investor assets and are accounted for as indefinite-lived intangible assets. As a result, an impairment loss of $937 million pretax ($607 million after-tax) was recorded in ICG.

Nikko Cordial

Citigroup began consolidating Nikko Cordial’s financial results and the related minority interest on May 9, 2007, when Nikko Cordial became a 61%-owned subsidiary. Later in 2007, Citigroup increased its ownership stake in Nikko Cordial to approximately 68%. Nikko Cordial results are included in Citigroup’s Securities and Banking and Global Wealth Management businesses.

On January 29, 2008, Citigroup completed the acquisition of the remaining Nikko Cordial shares that it did not already own by issuing 175 million Citigroup common shares (approximately $4.4 billion based on the exchange terms) in exchange for those remaining Nikko Cordial shares. The share exchange was completed following the listing of Citigroup’s common shares on the Tokyo Stock Exchange on November 5, 2007.

Transaction with Banco de Chile

In 2007, Citigroup and Quiñenco entered into a definitive agreement to establish a strategic partnership that combines Citigroup operations in Chile with Banco de Chile’s local banking franchise to create a banking and financial services institution with approximately 20% market share of the Chilean banking industry. The transaction closed on January 1, 2008.

Under the agreement, Citigroup sold its Chilean operations and other assets in exchange for an approximate 32.96% stake in LQIF, a wholly owned subsidiary of Quiñenco that controls Banco de Chile. This investment is accounted for under the equity method of accounting. As part of the overall transaction, Citigroup also acquired the U.S. branches of Banco de Chile for approximately $130 million. The new partnership calls for active participation by Citigroup in the management of Banco de Chile including board representation at both LQIF and Banco de Chile. In addition, as part of the definitive agreement, Citigroup and Quiñenco agreed on certain transactions that could increase Citigroup’s stake in LQIF to approximately 50%. Specifically, Quiñenco has a put that would require Citigroup to buy an additional approximately 8.5% stake in LQIF. Citigroup has a call on, or the option to buy, this increased ownership percentage as well. Further,

Citigroup has an option to buy an additional approximately 8.5% in LQIF, resulting in a potential 50% ownership stake in LQIF. Each of these potential additional acquisitions will be exercisable in 2010.

SUBSEQUENT EVENT

Joint Venture with Morgan Stanley

On January 13, 2009, Citigroup reached a definitive agreement to sell its Smith Barney business, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley in exchange for a 49% stake in the joint venture and an upfront cash payment of $2.7 billion from Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. It will not include Citi Private Bank, Nikko Cordial Securities or Citigroup’s bank branch-based financial advisors.

The joint venture’s combined businesses have more than 20,000 financial advisors, 1,000 offices, $1.7 trillion in client assets at December 31, 2008, $14.9 billion in 2008 pro forma combined revenues, and $2.8 billion in 2008 pro forma combined pretax profit.

Upon closing, and following the cash payment of $2.7 billion from Morgan Stanley to Citigroup, Morgan Stanley will own 51% and Citi will own 49% of the joint venture. Morgan Stanley and Citi will have various purchase and sale rights for the joint venture, but Citi is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five.

The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close in the third quarter of 2009. At closing, and based on current estimates of the fair value of the joint venture, the Company estimates that it will recognize a pretax gain of approximately $9.5 billion (approximately $5.8 billion after tax) and will generate approximately $6.5 billion of tangible common equity.

EVENTS IN 2007

CREDIT RESERVES

During 2007, the Company recorded a net build of $6.9 billion to its credit reserves. The build consisted of $6.2 billion in Consumer ($5.0 billion in North America Consumer and $1.2 billion in regions outside North America), $562 million in ICG and $100 million in GWM.

The $5.0 billion build in North America Consumer reflected a weakening of leading credit indicators including delinquencies on first and second mortgages and deterioration in the housing market (approximately $3.0 billion), a downturn in other economic trends including unemployment and GDP, as well as the impact of housing market deterioration, affecting all other portfolios ($1.3 billion), and a change in the estimate of loan losses inherent in the portfolio, but not yet visible in delinquency statistics (approximately $700 million).

The $1.2 billion build in regions outside North America included a change in estimate of loan losses inherent in the portfolio but not yet visible in delinquency statistics (approximately $600 million), along with volume growth and credit deterioration in certain countries. With the exception of Mexico, Japan and India, the international consumer credit environment remained generally stable.

The build of $562 million in ICG primarily reflected a slight weakening in overall portfolio credit quality, as well as loan loss reserves for specific counterparties. The loan loss reserves for specific counterparties include $327 million for subprime-related direct exposures.

INCOME TAXES

The Company recorded an income tax benefit for 2007. The effective tax rate of (321.9)% primarily resulted from the pretax losses in the Company’s S&B and North America Consumer Banking businesses (the U.S. is a higher tax jurisdiction). In addition, the tax benefits of permanent differences, including the tax benefit for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested, favorably affected the Company’s effective tax rate.

STRUCTURED INVESTMENT VEHICLES (SIVs)

On December 13, 2007, Citigroup announced its decision to commit to provide a support facility that would resolve uncertainties regarding senior debt repayment facing the Citi-advised Structured Investment Vehicles (SIVs). As a result of the Company’s commitment, which was not legally required, Citigroup consolidated the assets and liabilities of the SIVs as of December 31, 2007. This resulted in an increase of assets of $59 billion.

ACQUISITIONS

North America

Acquisition of ABN AMRO Mortgage Group

In 2007, Citigroup acquired ABN AMRO Mortgage Group (AAMG), a subsidiary of LaSalle Bank Corporation and ABN AMRO Bank N.V. AAMG is a national originator and servicer of prime residential mortgage loans. As part of this acquisition, Citigroup purchased approximately $12 billion in assets, including $3 billion of mortgage servicing rights, which resulted in the addition of approximately 1.5 million servicing customers. Results for AAMG are included in Citigroup’s North America Consumer Banking business from March 1, 2007 forward.

Acquisition of Old Lane Partners, L.P.

In 2007, the Company completed the acquisition of Old Lane Partners, L.P. and Old Lane Partners, GP, LLC (Old Lane). Old Lane was the manager of a global, multi-strategy hedge fund and a private equity fund with total assets under management and private equity commitments of approximately $4.5 billion. Results for Old Lane are included within ICG from July 2, 2007 forward.

Acquisition of BISYS

In 2007, the Company completed its acquisition of BISYS Group, Inc. (BISYS) for $1.47 billion in cash. Citigroup completed the sale of the Retirement and Insurance Services Divisions of BISYS, making the net cost of the transaction to Citigroup approximately $800 million. Citigroup retained the Fund Services and Alternative Investment services businesses of BISYS, which provides administrative services for hedge funds, mutual funds and private equity funds. Results for BISYS are included in Citigroup’s Transaction Services business from August 1, 2007 forward.

Acquisition of Automated Trading Desk

In 2007, Citigroup completed its acquisition of Automated Trading Desk (ATD), a leader in electronic market making and proprietary trading, for approximately $680 million ($102.6 million in cash and approximately 11.17 million shares of Citigroup common stock). Results for ATD are included in Citigroup’s Securities and Banking business from October 3, 2007 forward.

Latin America

Acquisition of Grupo Financiero Uno

In 2007, Citigroup completed its acquisition of Grupo Financiero Uno (GFU), the largest credit card issuer in Central America, and its affiliates, with $2.2 billion in assets. The results for GFU are included in Citigroup’s Global Cards and Latin America Consumer Banking businesses from March 5, 2007 forward.

Acquisition of Grupo Cuscatlán

In 2007, Citigroup completed the acquisition of the subsidiaries of Grupo Cuscatlán for $1.51 billion ($755 million in cash and 14.2 million shares of Citigroup common stock) from Corporacion UBC Internacional S.A. Grupo. The results of Grupo Cuscatlán are included from May 11, 2007 forward and are recorded in Latin America Consumer Banking.

Asia

Acquisition of Bank of Overseas Chinese

In 2007, Citigroup completed its acquisition of Bank of Overseas Chinese (BOOC) in Taiwan for approximately $427 million. Results for BOOC are included in Citigroup’s Asia Consumer Banking, Global Cards and Securities and Banking businesses from December 1, 2007 forward.

EMEA

Acquisition of Quilter

In 2007, the Company completed the acquisition of Quilter, a U.K. wealth advisory firm, from Morgan Stanley. Quilter’s results are included in Citigroup’s Smith Barney business from March 1, 2007 forward. Quilter is being disposed of as part of the sale of Smith Barney to Morgan Stanley described in Subsequent Events.

Acquisition of Egg

In 2007, Citigroup completed its acquisition of Egg Banking plc (Egg), a U.K. online financial services provider, from Prudential PLC for approximately $1.39 billion. Results for Egg are included in Citigroup’s Global Cards and EMEA Consumer Banking businesses from May 1, 2007 forward.

Purchase of 20% Equity Interest in Akbank

In 2007, Citigroup completed its purchase of a 20% equity interest in Akbank, the second-largest privately owned bank by assets in Turkey for approximately $3.1 billion. This investment is accounted for using the equity method of accounting.

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

OTHER ITEMS

Sale of MasterCard Shares

In 2007, the Company recorded a $367 million after-tax gain ($581 million pretax) on the sale of approximately 4.9 million MasterCard Class B shares that had been received by Citigroup as a part of the MasterCard initial public offering completed in June 2006. The gain was recorded in the following businesses:

In millions of dollars	2007 Pretax total	2007 After-tax total	2006 Pretax total	2006 After-tax total
Global Cards	$466	$296	$94	$59
Consumer Banking	96	59	27	18
ICG	19	12	2	1
Total	$581	$367	$123	$78

Redecard IPO

In 2007, Citigroup (a 31.9% shareholder in Redecard S.A., the only merchant acquiring company for MasterCard in Brazil) sold approximately 48.8 million Redecard shares in connection with Redecard’s initial public offering in Brazil. Following the sale of these shares, Citigroup retained approximately 23.9% ownership in Redecard. An after-tax gain of approximately $469 million ($729 million pretax) was recorded in Citigroup’s 2007 financial results in the Global Cards business.

Visa Restructuring and Litigation Matters

In 2007, Visa USA, Visa International and Visa Canada were merged into Visa Inc. (Visa). As a result of that reorganization, Citigroup recorded a $534 million (pretax) gain on its holdings of Visa International shares primarily recognized in the Consumer Banking business. The shares were then carried on Citigroup’s balance sheet at the new cost basis. In addition, Citigroup recorded a $306 million (pretax) charge related to certain of Visa USA’s litigation matters primarily recognized in the North America Consumer Banking business.

ACCOUNTING CHANGES

Adoption of SFAS 157—Fair Value Measurements

The Company elected to adopt SFAS No. 157, Fair Value Measurements (SFAS 157), as of January 1, 2007. SFAS 157 does not determine or affect the circumstances under which fair value measurements are used, but defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

For some products or in certain market conditions, observable inputs may not be available. For example, during the market dislocations that occurred in the second half of 2007, and continued throughout 2008, certain markets became illiquid, and some key inputs used in valuing certain exposures were unobservable. When and if these markets are liquid, the valuation of these exposures will use the related observable inputs available at that time from these markets.

Under SFAS 157, Citigroup is required to take into account its own credit risk when measuring the fair value of derivative positions as well as other liabilities for which it has elected fair value accounting under SFAS 155 Accounting for Certain Hybrid Financial Instruments (SFAS 155) and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), after taking into consideration the effects of credit-risk mitigants. The adoption of SFAS 157 has also resulted in some other changes to the valuation techniques used by Citigroup when determining the fair value of derivatives, most notably changes to the way that the probability of default of a counterparty is factored in, and the elimination of a derivative valuation adjustment which is no longer necessary under SFAS 157. The cumulative effect at January 1, 2007 of making these changes was a gain of $250 million after tax ($402 million pretax), or $0.05 per diluted share, which was recorded in the 2007 first quarter earnings within the S&B business.

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

Adoption of SFAS 159—Fair Value Option

In conjunction with the adoption of SFAS 157, the Company also adopted SFAS 159, as of January 1, 2007. SFAS 159 provides for an election by the Company, on an instrument-by-instrument basis for most financial assets and liabilities to be reported at fair value with changes in fair value reported in earnings. After the initial adoption, the election is made at the time of the acquisition of a financial asset, financial liability or a firm commitment, and it may not be revoked. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that resulted prior to its adoption from being required to apply fair value accounting to certain economic hedges (e.g., derivatives) while having to measure the assets and liabilities being economically hedged using an accounting method other than fair value.

Under the SFAS 159 transition provisions, the Company elected to apply fair value accounting to certain financial instruments held at January 1, 2007 with future changes in value reported in earnings. The adoption of SFAS 159 resulted in an after-tax decrease to January 1, 2007 retained earnings of $99 million ($157 million pretax). See Note 27 to the Consolidated Financial Statements on page 202 for additional information.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Note 1 to the Consolidated Financial Statements on page 122 contains a summary of the Company’s significant accounting policies, including a discussion of recently issued accounting pronouncements. These policies, as well as estimates made by management, are integral to the presentation of the Company’s financial condition. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the significant accounting policies that require management to make highly difficult, complex or subjective judgments and estimates, at times regarding matters that are inherently uncertain and susceptible to change. Management has discussed each of these significant accounting policies, the related estimates and its judgments with the Audit and Risk Management Committee of the Board of Directors. Additional information about these policies can be found in Note 1 to the Consolidated Financial Statements on page 122.

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

Substantially all of these assets and liabilities are reflected at fair value on the Company’s balance sheet. In addition, certain loans, short-term borrowings, long-term debt and deposits as well as certain securities borrowed and loaned positions that are collateralized with cash are carried at fair value. In total, approximately 33.2% and 38.9% of assets, and 19.9% and 23.1% of liabilities, are accounted for at fair value as of December 31, 2008 and 2007, respectively.

When available, the Company generally uses quoted market prices to determine fair value, and classifies such items within Level 1 of the fair value hierarchy established under SFAS 157 (see “Events in 2007—Accounting Changes” above). If quoted market prices are not available, fair value is based upon internally developed valuation models that use, where possible, current market-based or independently sourced market parameters, such as interest rates, currency rates, option volatilities, etc. Where a model is internally developed and used to price a significant product, it is subject to validation and testing by independent personnel. Such models are often based on a discounted cash flow analysis.

Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though some readily observable inputs are used in the valuation.

As seen during the second half of 2007, the credit crisis has caused some markets to become illiquid, thus reducing the availability of certain observable data used by the Company’s valuation techniques. This illiquidity continued through 2008. When or if liquidity returns to these markets, the valuations will revert to using the related observable inputs in verifying internally calculated values. For additional information on Citigroup’s fair value analysis, see “Managing Global Risk” and “Balance Sheet Review” on page 78.

Recognition of Changes in Fair Value

Changes in the valuation of the trading assets and liabilities, as well as all other assets (excluding available-for-sale securities) and liabilities carried at fair value are recorded in the Consolidated Statement of Income. Changes in the valuation of available-for-sale securities, other than write-offs, generally are recorded in Accumulated other comprehensive income (loss), which is a component of Stockholders’ equity on the Consolidated Balance Sheet. A full description of the Company’s related policies and procedures can be found in Notes 1, 26, 27 and 28 to the Consolidated Financial Statements on pages 122, 192, 202 and 205, respectively.

Evaluation of Other-than-Temporary Impairment

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FASB Staff Position No. 115-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1). An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in Accumulated other comprehensive income (AOCI) for available-for-sale securities, while such losses related to held-to-maturity securities are not recorded, as these investments are carried at their amortized cost (less any permanent impairment). For securities transferred to held-to-maturity from Trading account assets, amortized cost is defined as the fair-value amount of the securities at the date of transfer. For securities transferred to held-to-maturity from available-for-sale, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of interest, less any impairment recognized in earnings.

Regardless of the classification of the securities as available-for-sale or held-to-maturity, the Company has assessed each position for credit impairment.

For a further discussion, see Note 16 to the Consolidated Financial Statements on page 158.

Key Controls over Fair-Value Measurement

The Company’s processes include a number of key controls that are designed to ensure that fair value is measured appropriately, particularly where a fair-value model is internally developed and used to price a significant product. Such controls include a model validation policy requiring that valuation models be validated by qualified personnel independent from those who created the models and escalation procedures to ensure that valuations using unverifiable inputs are identified and monitored on a regular basis by senior management.

CVA Methodology

SFAS 157 requires that Citi’s own credit risk be considered in determining the market value of any Citi liability carried at fair value. These liabilities include derivative instruments as well as debt and other liabilities for which the fair-value option was elected. The credit valuation adjustment (CVA) is recognized on the balance sheet as a reduction in the associated liability to arrive at the fair value (carrying value) of the liability.

Citi has historically used its credit spreads observed in the credit default swap (CDS) market to estimate the market value of these liabilities. Beginning in September 2008, Citi’s CDS spread and credit spreads observed in the bond market (cash spreads) diverged from each other and from their historical relationship. For example, the three-year CDS spread narrowed from 315 basis points (bps) on September 30, 2008, to 202 bps on December 31, 2008, while the three-year cash spread widened from 430 bps to 490 bps over the same time period. Due to the persistence and significance of this divergence during the fourth quarter, management determined that such a pattern may not be temporary and that using cash spreads would be more relevant to the valuation of debt instruments (whether issued as liabilities or purchased as assets). Therefore, Citi changed its method of estimating the market value of liabilities for which the fair-value option was elected to incorporate Citi’s cash spreads. (CDS spreads continue to be used to calculate the CVA for derivative positions, as described on page 92.) This change in estimation methodology resulted in a $2.5 billion pretax gain recognized in earnings in the fourth quarter of 2008.

The CVA recognized on fair-value option debt instruments was $5,446 million and $888 million as of December 31, 2008 and 2007, respectively. The pretax gain recognized due to changes in the CVA balance was $4,558 million and $888 million for 2008 and 2007, respectively.

The table below summarizes the CVA for fair-value option debt instruments, determined under each methodology as of December 31, 2008 and 2007, and the pretax gain that would have been recognized in the year then ended had each methodology been used consistently during 2008 and 2007 (in millions of dollars).

In millions of dollars	2008	2007
Year-end CVA reserve balance as calculated using:
CDS spreads	$2,953	$888
Cash spreads	5,446	1,359
Difference (1)	$2,493	$471
Year-to-date pretax gain from the change in CVA reserve that would have been recorded in the income statement as calculated using:
CDS spreads	$2,065	$888
Cash spreads	4,087	1,359

(1)	In changing the methodology for calculating the CVA reserve, the Company recorded the 2008 cumulative difference of $2.493 billion in December 2008, resulting in a year-to-date pretax gain of $4.558 billion recorded in the Company’s Consolidated Statement of Income.

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

During these reviews, the above-mentioned representatives covering the business area having classifiably managed portfolios (that is, portfolios where internal credit-risk ratings are assigned, which are primarily ICG, the commercial lending businesses of Consumer Banking and Global Wealth Management) and modified consumer loans where a concession was granted due to the borrowers’ financial difficulties, and present recommended reserve balances for their funded and unfunded lending portfolios along with supporting quantitative and qualitative data. The quantitative data include:

•

Estimated probable losses for non-performing, non-homogeneous exposures within a business line’s classifiably managed portfolio and impaired smaller-balance homogenous loans whose terms have been modified due to the borrowers’ financial difficulties, and it was determined that a concession was granted to the borrower. Consideration is given to all available evidence when determining this estimate including, as appropriate: (i) the present value of expected future cash flows discounted at the loan’s contractual effective rate; (ii) the borrower’s overall financial condition, resources and payment record; and (iii) the prospects for support from financially responsible guarantors or the realizable value of any collateral.

•

Statistically calculated losses inherent in the classifiably managed portfolio for performing and de minimis non-performing exposures. The calculation is based upon: (i) Citigroup’s internal system of credit-risk ratings, which are analogous to the risk ratings of the major rating agencies; (ii) the Corporate portfolio database; and (iii) historical default and loss data, including rating-agency information regarding default rates from 1983 to 2007, and internal data dating to the early 1970s on severity of losses in the event of default.

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

In addition, representatives from both the Risk Management and Finance staffs that cover business areas that have delinquency-managed portfolios containing smaller homogeneous loans (primarily the non-commercial lending areas of Consumer Banking) present their recommended reserve balances based upon leading credit indicators including delinquencies on first and second mortgages and deterioration in the housing market, a downturn in other economic trends including unemployment and GDP, changes in the portfolio size, and a change in the estimated loan losses inherent in the portfolio but not yet visible in the delinquencies (change in estimate of loan losses). This methodology is applied separately for each individual product within each different geographic region in which these portfolios exist.

This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, loss recovery rates, the size and diversity of individual large credits, and the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing, among other things, are all taken into account during this review. Changes in these estimates could have a direct impact on the credit costs in any quarter and could result in a change in the allowance. Changes to the reserve flow through the Consolidated Statement of Income on the lines Provision for loan losses and Provision for unfunded lending commitments. For a further description of the loan loss reserve and related accounts, see “Managing Global Risk” and Notes 1 and 18 to the Consolidated Financial Statements on pages 51, 122 and 165, respectively.

SECURITIZATIONS

The Company securitizes a number of different asset classes as a means of strengthening its balance sheet and accessing competitive financing rates in the market. Under these securitization programs, assets are sold into a trust and used as collateral by the trust to obtain financing. The cash flows from assets in the trust service the corresponding trust securities. If the structure of the trust meets certain accounting guidelines, trust assets are treated as sold and are no longer reflected as assets of the Company. If these guidelines are not met, the assets continue to be recorded as the Company’s assets, with the financing activity recorded as liabilities on Citigroup’s balance sheet.

Citigroup also assists its clients in securitizing their financial assets and packages and securitizes financial assets purchased in the financial markets. The Company may also provide administrative, asset management, underwriting, liquidity facilities and/or other services to the resulting securitization entities and may continue to service some of these financial assets.

Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model

The FASB has issued an exposure draft of a proposed standard that would eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). While the proposed standard has not been finalized, if it is issued in its current form it will have a significant impact on Citigroup’s Consolidated Financial Statements as the Company will lose sales treatment for certain assets previously sold to a QSPE, as well as for certain future sales, and for certain transfers of portions of assets that do not meet the proposed definition of “participating interests.” This proposed revision could become effective on January 1, 2010.

In connection with the proposed changes to SFAS 140, the FASB has also issued a separate exposure draft of a proposed standard that proposes three key changes to the consolidation model in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)). First, the revised standard would include former QSPEs in the scope of FIN 46(R). In addition, FIN 46(R) would be amended to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE (such consolidating entity is referred to as the “primary beneficiary”) to a qualitative determination of power combined with benefits or losses instead of the current risks and rewards model. Finally, the proposed standard would require that the analysis of primary beneficiaries be re-evaluated whenever circumstances change. The existing standard requires reconsideration only when specified reconsideration events occur.

The FASB is currently deliberating these proposed standards, and they are, accordingly, still subject to change. Since QSPEs will likely be eliminated from SFAS 140 and thus become subject to FIN 46(R) consolidation guidance and because the FIN 46(R) method of determining which party must consolidate a VIE will likely change should this proposed standard become effective, the Company expects to consolidate certain of the currently unconsolidated VIEs and QSPEs with which Citigroup was involved as of December 31, 2008.

The Company’s estimate of the incremental impact of adopting these changes on Citigroup’s Consolidated Balance Sheets and risk-weighted assets, based on December 31, 2008 balances, our understanding of the proposed changes to the standards and a proposed January 1, 2010 effective date, is presented below. The actual impact of adopting the amended standards as of January 1, 2010 could materially differ.

The pro forma impact of the proposed changes on GAAP assets and risk-weighted assets, assuming application of existing risk-based capital rules, at January 1, 2010 (based on the balances at December 31, 2008) would result in the consolidation of incremental assets as follows:

	Incremental
	GAAP	Risk- weighted
In billions of dollars	assets	assets
Credit cards	$ 91.9	$88.9
Commercial paper conduits	59.6	—
Private label consumer mortgages	4.4	2.1
Student loans	14.4	3.5
Muni bonds	6.2	1.9
Mutual fund deferred sales commission securitization	0.8	0.8
Investment funds	1.7	1.7
Total	$179.0	$98.9

The table reflects (i) the estimated portion of the assets of QSPEs to which Citigroup, acting as principal, has transferred assets and received sales treatment as of December 31, 2008 (totaling approximately $822.1 billion), and (ii) the estimated assets of significant unconsolidated VIEs as of December 31, 2008 with which Citigroup is involved (totaling approximately $288.0 billion) that would be consolidated under the proposal. Due to the variety of transaction structures and level of the Company’s involvement in individual QSPEs and VIEs, only a subset of the QSPEs and VIEs with which the Company is involved are expected to be consolidated under the proposed change.

A complete description of the Company’s accounting for securitized assets can be found in Note 1 to the Consolidated Financial Statements on page 122.

GOODWILL

Citigroup has recorded on its Consolidated Balance Sheet Goodwill of $27.1 billion (approximately 1.4% of assets) and $41.1 billion (approximately 1.9% of assets) at December 31, 2008 and December 31, 2007, respectively. The December 31, 2008 balance is net of a $9.6 billion goodwill impairment charge recorded as a result of testing performed as of December 31, 2008. The impairment is composed of $5.1 billion pretax charge ($4.5 billion after tax) related to North America Consumer Banking, $4.3 billion pretax charge ($4.1 billion after tax) related to Latin America Consumer Banking, and $0.2 billion pre-tax charge ($0.1 billion after tax) related to EMEA Consumer Banking.

The primary cause for the goodwill impairment in the above reporting units was the rapid deterioration in the financial markets as well as in the global economic outlook particularly during the period beginning mid-November through year end 2008. This deterioration further weakened the near-term prospects for the financial services industry. These and other factors, including the increased possibility of further government intervention, also resulted in the decline in the Company’s market capitalization from approximately $90 billion at July 1, 2008 and approximately $74 billion at October 31, 2008 to approximately $36 billion at December 31, 2008.

The following summary describes Citigroup’s process for accounting for goodwill and testing for impairment.

Goodwill is allocated to the reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with the reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the value of goodwill allocated to the unit. As of December 31, 2008, the Company operated in four core business segments as discussed on page 138. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.

The changes in the management structure during 2008 resulted in the creation of new business segments. As a result, commencing with the third quarter of 2008, the Company identified new reporting units as required under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill affected by the change was reallocated from the previous seven reporting units to ten new reporting units, using a relative fair value approach. The ten new reporting units, which remain unchanged at December 31, 2008, are Securities and Banking, Global Transaction Services, International Wealth Management, N.A. Wealth Management, North America Consumer Banking, N.A. Cards, EMEA Consumer Banking, Latin America Consumer Banking, Asia Consumer Banking and International Cards.

Under SFAS 142, the goodwill impairment analysis is done in two steps. The first step requires a comparison of the fair value of the individual reporting unit to its carrying value including goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If the carrying value of the reporting unit exceeds the fair value, there is an indication of potential impairment and a second step of testing is performed to measure the amount of impairment, if any, for that reporting unit.

When required, the second step of testing involves calculating the implied fair value of goodwill for each of the affected reporting units. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of the net assets and identifiable intangibles as if the reporting unit were being acquired. If the amount of the goodwill allocated to the reporting unit exceeds the implied fair value of the goodwill in the pro forma purchase price allocation, an impairment charge is recorded for the excess. An impairment charge recognized cannot exceed the amount of goodwill allocated to a reporting unit and cannot be reversed subsequently even if the fair value of the reporting unit recovers.

Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit using widely accepted valuation techniques, such as the market approach (earnings multiples and/or transaction multiples) and/or discounted cash flow methods (DCF). In applying these methodologies the Company utilizes a number of factors, including actual operating results, future business plans, economic projections and market data. A combination of methodologies is used and weighted appropriately for reporting units with significant adverse changes in business climate. Management may engage an independent valuation specialist to assist in the Company’s valuation process.

Prior to 2008, the Company primarily employed the market approach for estimating fair value of the reporting units. As a result of significant adverse changes during 2008 in certain of the Company’s reporting units and the increase in financial sector volatility primarily in the U.S., the Company engaged the services of an independent valuation specialist to assist in the Company’s valuation of the following reporting units—Securities and Banking, North America Consumer Banking, Latin America Consumer Banking and N.A. Cards. The DCF method was incorporated to ensure reliability of results. The Company believes that the DCF method, using management projections for the selected reporting units and an appropriate risk-adjusted discount rate is most reflective of a market participant’s view of fair values given current market conditions. For the reporting units where both methods were utilized in 2008, the resulting fair values were relatively consistent and appropriate weighting was given to outputs from both methods.

The DCF method used at the time of each impairment test used discount rates that the Company believes adequately reflected the risk and uncertainty in the financial markets generally and specifically in the internally generated cash flow projections. The DCF method employs a capital asset pricing model in estimating the discount rate. The Company continues to value the remaining reporting units where it believes the risk of impairment to be low using primarily the market approach.

The Company prepares formal three-year Strategic Plans for its businesses and presents the plans to the Board of Directors. The Company used the 2008 Strategic Plan as a basis for its annual goodwill impairment test performed as of July 1, 2008. These projections incorporated certain external economic projections developed at the point in time the Strategic Plan was developed. The financial forecasts were updated for the interim impairment tests as of October 31, 2008 and December 31, 2008 (as discussed below) to reflect current economic conditions. For those interim impairment tests, the Company utilized revised economic projections incorporating the rapidly deteriorating market outlook.

As discussed above, management tests goodwill for impairment annually as of July 1. The Company is also required to test goodwill for impairment whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate, a decision to sell or dispose of all or a significant portion of a reporting unit or a significant decline in the Company’s stock price. The results of the July 1, 2008 test validated that the fair values exceeded the carrying values for all reporting units. Based on negative macro-economic and Citigroup-specific events, Citigroup performed two goodwill impairment tests during the fourth quarter of 2008. The first test, performed as of October 31, 2008, validated that the fair value of all reporting units was in excess of the associated carrying values and, therefore, that there was no indication of goodwill impairment. In mid-January, management determined that another goodwill impairment test was needed using data as of December 31, 2008, due to the rapid deterioration in the financial markets as well as in the global economic outlook particularly during the period beginning mid-November and through year end December 2008.

Based on the updated goodwill impairment test performed using data as of December 31, 2008, there was an indication of impairment principally due to the decline in fair value of the Company’s North America Consumer Banking, Latin America Consumer Banking and EMEA Consumer Banking reporting units. The primary cause for the decline in the fair values in the above reporting units was the rapid deterioration in the financial markets as well as in the global economic outlook particularly during the period beginning mid-November through year end 2008. Accordingly, the second step of testing was performed for those reporting units. Based on the results of the second step, the Company recorded a $9.6 billion pretax ($8.7 billion after tax) goodwill impairment charge in the fourth quarter of 2008. This charge resulted in the write-off of the entire amount of goodwill allocated to those reporting units.

The testing for goodwill impairment is conducted at a reporting unit level. Since none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. The sum of the fair values of the reporting units significantly exceeds the overall market capitalization of the Company. However, the Company believes that it is not meaningful to reconcile the sum of the fair values of the Company’s reporting units to its market capitalization due to several factors. These factors, which do not directly impact the individual reporting unit fair values, include the increased possibility of further government intervention, unprecedented levels of volatility in stock price and short-selling. In addition, the market capitalization of Citigroup reflects the execution risk in a transaction involving Citigroup due to its size. However, the individual reporting unit’s fair values are not subject to the same level of execution risk or a business model which is perceived to be complex.

While no impairment was noted in step one of our Securities and Banking reporting unit impairment test at October 31, 2008 and December 31, 2008, goodwill present in that reporting unit may be particularly sensitive to further deterioration in economic conditions. Under the market approach for valuing this reporting unit, the earnings multiples and transaction multiples were selected from multiples obtained using data from guideline companies and acquisitions. The selection of the actual multiple considers operating performance and financial condition such as return on equity and net income growth of Securities and Banking as compared to the guideline companies and acquisitions. For the valuation under the income approach, the Company utilized a discount rate which it believes reflects the risk and uncertainty related to the projected cash flows, and selected 2013 as the terminal year. In 2013, the value was derived assuming a return to historical levels of core-business profitability for the reporting unit, despite the significant losses experienced in 2008. This assumption is based on management’s view that this recovery will occur based upon various macro-economic factors such as the recent U.S. government stimulus actions, restoring marketplace confidence and improved risk-management practices on an industry-wide basis. Furthermore, Company-specific actions such as its recently announced realignment of its businesses to optimize its global businesses for future profitable growth, will also be a factor in returning the Company’s core Securities and Banking business to historical levels.

Small deterioration in the assumptions used in the valuations, in particular the discount rate and growth rate assumptions used in the net income projections, could significantly affect the Company’s impairment evaluation and, hence, results. If the future were to differ adversely from management’s best estimate of key economic assumptions and associated cash flows were to decrease by a small margin, the Company could potentially experience future material impairment charges with respect to the goodwill remaining in our Securities and Banking reporting unit. Any such charges by themselves would not negatively affect the Company’s Tier 1 and Total Regulatory Capital Ratios, Tangible Capital or the Company’s liquidity position.

The goodwill allocated to this reporting unit was approximately $9.8 billion as of December 31, 2008.

INCOME TAXES

The Company is subject to the income tax laws of the U.S., its states and municipalities and the foreign jurisdictions in which the Company operates. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.

Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

The Company treats interest and penalties on income taxes as a component of income tax expense.

Deferred taxes are recorded for the future consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets (DTAs) are recognized subject to management’s judgment that realization is more likely than not.

Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $44.5 billion is more likely than not based on expectations as to future taxable income in the jurisdictions in which it operates and available tax planning strategies, as defined in SFAS 109, that could be implemented if necessary to prevent a carryforward from expiring. The Company’s net deferred tax asset (DTA) of $44.5 billion consists of approximately $36.5 billion of net U.S. Federal DTAs, $4 billion of net state DTAs and $4 billion of net foreign DTAs. Included in the net federal DTA of $36.5 billion are deferred tax liabilities of $4 billion that will reverse in the relevant carryforward period and may be used to support the DTA. The major components of the U.S. Federal DTA are $10.5 billion in foreign tax credit carryforwards, $4.6 billion in a net operating loss carryforward, $0.6 billion in a general business credit carryforward, $19.9 billion in net deductions which have not yet been taken on a tax return, and $0.9 billion in compensation deductions which reduced additional paid-in capital in January, 2009 and for which SFAS 123(R) did not permit any adjustment to such DTA at December 31, 2008 because the related stock compensation was not yet deductible to the Company. In general, the Company would need to generate approximately $85 billion of taxable income during the respective carryforward periods to fully realize its federal, state and local DTAs.

As a result of the losses incurred in 2008, the Company is in a three-year cumulative pretax loss position at December 31, 2008. A cumulative loss position is considered significant negative evidence in assessing the realizability of a DTA. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. The positive evidence includes two means by which the Company is able to fully realize its DTA. First, the Company forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies, even under stressed scenarios. Secondly, the Company has sufficient tax planning strategies, including potential sales of businesses and assets that could realize the excess of appreciated value over the tax basis of its assets, in an amount sufficient to fully realize its DTA. The amount of the deferred tax asset considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to further decreases in market conditions.

Based upon the foregoing discussion, as well as tax planning opportunities and other factors discussed below, the U.S. and New York State and City net operating loss carryforward period of 20 years provides enough time to utilize the DTAs pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions which have not yet been taken on a tax return.

The U.S. foreign tax credit carryforward period is 10 years. In addition, utilization of foreign tax credits is restricted to 35% of foreign source taxable income in that year. Due to the passage of the American Jobs Creation Act of 2004, overall domestic losses that the Company has incurred of approximately $35 billion are allowed to be reclassified as foreign source income to the extent of 50% of domestic source income produced in subsequent years and are in fact sufficient to cover the foreign tax credits being carried forward. As such, the foreign source taxable income limitation will not be an impediment to the foreign tax credit carryforward usage as long as the Company can generate sufficient domestic taxable income within the 10-year carryforward period. Regarding the estimate of future taxable income, the Company has projected its pretax earnings based upon the “core” businesses that the Company intends to conduct going forward, as well as Smith Barney and Primerica Financial Services. These “core” businesses have produced steady and strong earnings in the past.

The Company has taken steps to ring-fence certain legacy assets to minimize any losses from the legacy assets going forward. During 2008, the “core” businesses have been negatively affected by the large increase in consumer credit losses during this sharp economic downturn cycle. The Company has already taken steps to reduce its cost structure. In addition, its funding structure has been changed by the issuance of preferred stock, which is funded by non-tax deductible dividends, as opposed to debt type securities, which are funded by tax deductible interest payments. Taking these items into account, the Company is projecting that it will generate sufficient pretax earnings within the 10-year carryforward period alluded to above to be able to fully utilize the foreign tax credit carryforward, in addition to any foreign tax credits produced in such period.

The Company has also examined tax planning strategies available to it in accordance with SFAS 109 which would be employed, if necessary, to prevent a carryforward from expiring. These strategies include repatriating low taxed foreign earnings for which an APB 23 assertion has not been made, accelerating taxable income into or deferring deductions out of the latter years of the carryforward period with reversals to occur after the carryforward period (e.g., selling appreciated intangible assets and electing straight-line depreciation), holding onto AFS debt securities with losses until they mature and selling certain assets which produce tax exempt income, while purchasing assets which produce fully taxable income. In addition, the sale or restructuring of certain businesses, such as the announced Smith Barney joint venture with Morgan Stanley with an estimated pretax gain of $9.5 billion, can produce significant taxable income within the relevant carryforward periods.

See Note 11 to the Consolidated Financial Statements on page 152 for a further description of the Company’s tax provision and related income tax assets and liabilities.

LEGAL RESERVES

The Company is subject to legal, regulatory and other proceedings and claims arising from conduct in the ordinary course of business. These proceedings include actions brought against the Company in its various roles, including acting as a lender, underwriter, broker-dealer, investment advisor or reporting company. Reserves are established for legal and regulatory claims in accordance with applicable accounting requirements based upon the probability and estimability of losses. The Company reviews outstanding claims with internal counsel, as well as external counsel when appropriate, to assess probability and estimates of loss. The risk of loss is reassessed as new information becomes available, and reserves are adjusted as appropriate. The actual cost of resolving a claim may be substantially higher, or lower, than the amount of the recorded reserve. See Note 30 to the Consolidated Financial Statements on page 214 and the discussion under “Legal Proceedings” beginning on page 227.

ACCOUNTING CHANGES AND FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 1 to the Consolidated Financial Statements on page 122 for a discussion of “Accounting Changes” and the “Future Application of Accounting Standards.”

SEGMENT AND REGIONAL—NET INCOME (LOSS) AND REVENUES

The following tables present net income (loss) and revenues for Citigroup’s businesses on a segment view and on a regional view for the respective periods:

CITIGROUP NET INCOME (LOSS)—SEGMENT VIEW

In millions of dollars	2008	2007	2006	% Change 2008 vs. 2007	% Change 2007 vs. 2006
Global Cards
North America	$(529)	$2,713	$3,887	NM	(30)%
EMEA	(117)	232	121	NM	92
Latin America	491	1,233	652	(60)%	89
Asia	321	496	318	(35)	56
Total Global Cards	$166	$4,674	$4,978	(96)%	(6)%
Consumer Banking
North America	$(9,003)	$780	$4,002	NM	(81)%
EMEA	(606)	(122)	5	NM	NM
Latin America	(3,822)	660	1,003	NM	(34)
Asia	1,151	839	1,063	37%	(21)
Total Consumer Banking	$(12,280)	$2,157	$6,073	NM	(64)%
Institutional Clients Group (ICG)
North America	$(20,471)	$(6,733)	$3,533	NM	NM
EMEA	(1,102)	(1,900)	2,010	42%	NM
Latin America	1,292	1,630	1,112	(21)	47%
Asia	164	2,848	1,956	(94)	46
Total ICG	$(20,117)	$(4,155)	$8,611	NM	NM
Global Wealth Management (GWM)
North America	$968	$1,415	$1,209	(32)%	17%
EMEA	84	77	23	9	NM
Latin America	56	72	48	(22)	50
Asia	(17)	410	163	NM	NM
Total GWM	$1,091	$1,974	$1,443	(45)%	37%
Corporate/Other	$(954)	$(1,661)	$(654)	43%	NM
Income (loss) from continuing operations	$(32,094)	$2,989	$20,451	NM	(85)%
Income from discontinued operations	4,410	628	1,087	NM	(42)
Net income (loss)	$(27,684)	$3,617	$21,538	NM	(83)%

NM Not meaningful

CITIGROUP NET INCOME (LOSS)—REGIONAL VIEW

In millions of dollars	2008	2007	2006	% Change 2008 vs. 2007	% Change 2007 vs. 2006
North America
Global Cards	$(529)	$2,713	$3,887	NM	(30)%
Consumer Banking	(9,003)	780	4,002	NM	(81)
ICG	(20,471)	(6,733)	3,533	NM	NM
Securities and Banking	(20,759)	(6,929)	3,434	NM	NM
Transaction Services	288	196	99	47%	98
GWM	968	1,415	1,209	(32)	17
Total North America	$(29,035)	$(1,825)	$12,631	NM	NM
EMEA
Global Cards	$(117)	$232	$121	NM	92%
Consumer Banking	(606)	(122)	5	NM	NM
ICG	(1,102)	(1,900)	2,010	42%	NM
Securities and Banking	(2,106)	(2,573)	1,547	18	NM
Transaction Services	1,004	673	463	49	45
GWM	84	77	23	9	NM
Total EMEA	$(1,741)	$(1,713)	$2,159	(2)%	NM
Latin America
Global Cards	$491	$1,233	$652	(60)%	89%
Consumer Banking	(3,822)	660	1,003	NM	(34)
ICG	1,292	1,630	1,112	(21)	47
Securities and Banking	765	1,221	854	(37)	43
Transaction Services	527	409	258	29	59
GWM	56	72	48	(22)	50
Total Latin America	$(1,983)	$3,595	$2,815	NM	28%
Asia
Global Cards	$321	$496	$318	(35)%	56%
Consumer Banking	1,151	839	1,063	37	(21)
ICG	164	2,848	1,956	(94)	46
Securities and Banking	(988)	1,904	1,345	NM	42
Transaction Services	1,152	944	611	22	55
GWM	(17)	410	163	NM	NM
Total Asia	$1,619	$4,593	$3,500	(65)%	31%
Corporate/Other	$(954)	$(1,661)	$(654)	43%	NM
Income (loss) from continuing operations	$(32,094)	$2,989	$20,451	NM	(85)%
Income from discontinued operations	4,410	628	1,087	NM	(42)
Net income (loss)	$(27,684)	$3,617	$21,538	NM	(83)%

NM	Not meaningful

CITIGROUP REVENUES—SEGMENT VIEW

In millions of dollars	2008	2007	2006	% Change 2008 vs. 2007	% Change 2007 vs. 2006
Global Cards
North America	$10,299	$13,893	$13,905	(26)%	—
EMEA	2,326	1,955	1,205	19	62%
Latin America	5,017	4,803	2,726	4	76
Asia	2,565	2,400	1,976	7	21
Total Global Cards	$20,207	$23,051	$19,812	(12)%	16%
Consumer Banking
North America	$16,627	$16,991	$15,526	(2)%	9%
EMEA	2,596	2,485	2,059	4	21
Latin America	3,959	4,185	3,740	(5)	12
Asia	5,470	5,797	5,310	(6)	9
Total Consumer Banking	$28,652	$29,458	$26,635	(3)%	11%
ICG
North America	$(22,477)	$(3,040)	$13,032	NM	NM
EMEA	5,592	4,235	8,758	32%	(52)%
Latin America	3,812	4,206	3,091	(9)	36
Asia	5,256	8,339	5,766	(37)	45
Total ICG	$(7,817)	$13,740	$30,647	NM	(55)%
GWM
North America	$9,295	$9,790	$8,790	(5)%	11%
EMEA	604	543	331	11	64
Latin America	357	373	318	(4)	17
Asia	2,345	2,292	738	2	NM
Total GWM	$12,601	$12,998	$10,177	(3)%	28%
Corporate/Other	$(850)	$(752)	$(944)	(13)%	20%
Total net revenues	$52,793	$78,495	$86,327	(33)%	(9)%

NM	Not meaningful

CITIGROUP REVENUES—REGIONAL VIEW

In millions of dollars	2008	2007	2006	% Change 2008 vs. 2007	% Change 2007 vs. 2006
North America
Global Cards	$10,299	$13,893	$13,905	(26)%	—
Consumer Banking	16,627	16,991	15,526	(2)	9%
ICG	(22,477)	(3,040)	13,032	NM	NM
Securities and Banking	(24,585)	(4,663)	11,742	NM	NM
Transaction Services	2,108	1,623	1,290	30	26
GWM	9,295	9,790	8,790	(5)	11
Total North America	$13,744	$37,634	$51,253	(63)%	(27)%
EMEA
Global Cards	$2,326	$1,955	$1,205	19%	62%
Consumer Banking	2,596	2,485	2,059	4	21
ICG	5,592	4,235	8,758	32	(52)
Securities and Banking	2,222	1,454	6,611	53	(78)
Transaction Services	3,370	2,781	2,147	21	30
GWM	604	543	331	11	64
Total EMEA	$11,118	$9,218	$12,353	21%	(25)%
Latin America
Global Cards	$5,017	$4,803	$2,726	4%	76%
Consumer Banking	3,959	4,185	3,740	(5)	12
ICG	3,812	4,206	3,091	(9)	36
Securities and Banking	2,411	3,078	2,251	(22)	37
Transaction Services	1,401	1,128	840	24	34
GWM	357	373	318	(4)	17
Total Latin America	$13,145	$13,567	$9,875	(3)%	37%
Asia
Global Cards	$2,565	$2,400	$1,976	7%	21%
Consumer Banking	5,470	5,797	5,310	(6)	9
ICG	5,256	8,339	5,766	(37)	45
Securities and Banking	2,515	6,006	4,047	(58)	48
Transaction Services	2,741	2,333	1,719	17	36
GWM	2,345	2,292	738	2	NM
Total Asia	$15,636	$18,828	$13,790	(17)%	37%
Corporate/Other	$(850)	$(752)	$(944)	(13)%	20%
Total net revenue	$52,793	$78,495	$86,327	(33)%	(9)%

NM	Not meaningful

GLOBAL CARDS

In millions of dollars	2008	2007	2006	% Change 2008 vs. 2007	% Change 2007 vs. 2006
Net interest revenue	$11,267	$10,682	$8,725	5%	22%
Non-interest revenue	8,940	12,369	11,087	(28)	12
Revenues, net of interest expense	$20,207	$23,051	$19,812	(12)%	16%
Operating expenses	10,556	10,571	9,324	—	13
Provisions for loan losses and for benefits and claims	9,556	5,517	3,152	73	75
Income before taxes and minority interest	$95	$6,963	$7,336	(99)%	(5)%
Income taxes	(84)	2,278	2,355	NM	(3)
Minority interest, net of taxes	13	11	3	18	NM
Net income	$166	$4,674	$4,978	(96)%	(6)%
Revenues, net of interest expense, by region:
North America	$10,299	$13,893	$13,905	(26)%	—
EMEA	2,326	1,955	1,205	19	62%
Latin America	5,017	4,803	2,726	4	76
Asia	2,565	2,400	1,976	7	21
Total revenues	$20,207	$23,051	$19,812	(12)%	16%
Net income (loss) by region:
North America	$(529)	$2,713	$3,887	NM	(30)%
EMEA	(117)	232	121	NM	92
Latin America	491	1,233	652	(60)%	89
Asia	321	496	318	(35)	56
Total net income	$166	$4,674	$4,978	(96)%	(6)%
Average assets (in billions of dollars)	$119	$112	$98	6%	14%
Return on assets	0.14%	4.17%	5.08%
Key indicators (in billions of dollars)
Average loans	$90.0	$82.3	$73.6	9	12
Purchase sales	436.0	434.9	389.0	—	12
Open accounts	175.5	188.6	186.1	(7)	1

NM	Not meaningful.

2008 vs. 2007

Global Cards revenue decreased 12%. Net interest revenue was 5% higher than the prior year primarily driven by growth in average loans of 9%. Purchase sales were flat. Non-interest revenue decreased by 28% primarily due to lower securitization results in North America. Results were also impacted by the following pretax gains: sale of MasterCard shares of $466 million (2007), sales of Redecard shares of $729 million (2007) and $663 million (2008), reorganization, initial public offering and subsequent sales of Visa shares of $447 million (2007) and $523 million (2008), Upromise Cards portfolio sale of $201 million (2008) and DCI sale of $111 million (2008).

In North America, a 26% revenue decline was driven by lower securitization revenues, which reflected the impact of higher credit losses in the securitization trusts. Lower securitization revenue was also driven by a write-down of $1.6 billion in the residual interest in securitized balances. The residual interest was primarily affected by deterioration in the projected credit loss assumption used to value the asset. The change in revenue was also impacted by the absence of a $393 million prior-year gain on the sale of MasterCard shares, which was more than partially offset by a current period gain from the initial public offering of Visa shares, the Upromise Cards portfolio sale, and the DCI sale resulting in pre-tax gains of $349 million, $201 million and $29 million, respectively. Average loans were lower by 1% due to lower purchase sales (4%) and balance transfers, partially offset by a decline in payment rates across all portfolios.

Outside of North America, revenues increased by 19%, 4% and 7% in EMEA, Latin America and Asia, respectively. These increases were driven by double-digit growth in purchase sales and average loans in all regions. The pretax gain on the sale of DCI in 2008 impacted EMEA, Latin America and Asia by $34 million, $17 million and $31 million, respectively. Current-year revenues were also impacted by a lower pretax gain on the sale of Visa shares: EMEA was favorably impacted by $18 million, while Latin America and Asia were unfavorably impacted by $147 million and $103 million, respectively. Current-year revenues were also unfavorably impacted by a $66 million pretax lower gain on sales of Redecard shares in Latin America and the absence of the prior-year pretax gain on the sale of MasterCard shares of $7 million, $37 million and $21 million for EMEA, Latin America and Asia, respectively. Results include the impact of foreign currency translation gains related to the strengthening of local currencies (generally referred to hereinafter as “FX translation”), as well as the acquisitions of Egg, Grupo Financiero Uno, Grupo Cuscatlán, and Bank of Overseas Chinese.

Operating expenses were flat as the impact of higher credit management costs, acquisitions, repositioning/restructuring charges of $184 million and FX translation were offset by a $292 million pretax Visa litigation-related charge in 2007, a $159 million pretax Visa litigation-related release and a $36 million pretax legal vehicle restructuring in Mexico in 2008.

Provisions for credit losses and for benefits and claims increased $4.0 billion reflecting an increase of $2.0 billion in net credit losses and $2.0 billion in loan loss reserve builds. In North America, credit costs increased $1.9 billion, driven by higher net credit losses, up $916 million or 44%, and a higher loan loss reserve build, up $936 million. Higher credit costs reflected a weakening of leading credit indicators, trends in the macro-economic environment, including the housing market downturn, rising unemployment trends, higher bankruptcy filings, and the continued acceleration in the rate at which delinquent customers advanced to write-off. A net charge to increase loan loss reserves related to an increase in reported receivables as maturing securitizations resulted in on-balance sheet funding, and also higher business volumes.

Outside of North America, credit costs increased by $605 million, $1,240 million and $322 million in EMEA, Latin America and Asia, respectively. These increases were driven by higher net credit losses, which were up $324 million, $657 million and $144 million in EMEA, Latin America and Asia, respectively. Higher net credit losses were driven by Mexico, Brazil and India, as well as the impact of acquisitions. Also contributing to the increase were higher loan loss reserve builds, which were up $281 million, $583 million and $178 million in EMEA, Latin America and Asia, respectively, and higher business volumes.

2007 vs. 2006

Total Global Cards revenue increased 16%. Net interest revenue was 22% higher than the prior year primarily driven by growth of 12% in both average loans and purchase sales. Non-interest revenue increased by 12% primarily due to a $729 million pretax gain on Redecard shares, a pretax gain on the sale of Visa International Inc. shares of $447 million and a pretax gain on the sale of MasterCard shares of $458 million in 2007. This increase was partially offset by lower securitization revenues primarily reflecting the net impact of higher funding costs and higher credit losses in the securitization trusts.

In North America, revenues were flat reflecting a pretax gain on the sale of MasterCard shares of $393 million in 2007, offset by lower securitization revenues. Purchase sales were up 6% and average loans were down 7%.

Outside of North America, revenues increased by 62%, 76% and 21% in EMEA, Latin America and Asia, respectively. These increases include the impact of pretax gains of $729 million on the sale of Redecard shares, $447 million on the sale of Visa International Inc. shares and $65 million on the sale of MasterCard shares. Purchase sales and average loans were up 33% and 46%, respectively. Results also include the impact of FX translation and acquisitions.

Operating expenses were up 13% driven by a Visa litigation-related pretax charge of $292 million, higher business volumes, credit management costs, the impact of acquisitions, the integration of the CrediCard portfolio, and repositioning charges. Expense growth in 2007 was favorably impacted by the absence of the charge related to the initial adoption of SFAS 123(R) in 2006. Results also include the impact of FX translation.

Provisions for credit losses and for benefits and claims increased $2.4 billion reflecting an increase of $0.7 billion in net credit losses and $1.7 billion in loan loss reserve builds primarily reflecting a weakening of leading credit indicators, a downturn in other economic trends including unemployment and GDP affecting all other portfolios, and a change in estimate of loan losses inherent in the portfolio but not yet visible in delinquency statistics. In North America, credit costs increased $1.4 billion, driven by a higher loan loss reserve build, up $1.3 billion, and higher net credit losses, up $0.1 billion. The increase in provision for loan losses also reflects the absence of loan loss reserve releases recorded in the prior year, as well as an increase in bankruptcy filings in 2007 versus unusually low filing levels experienced in 2006.

Outside of North America, credit costs increased by $203 million, $616 million and $121 million in EMEA, Latin America and Asia, respectively. These increases were driven by higher business volumes, as well as higher net credit losses, which were up $34 million, $473 million and $32 million in EMEA, Latin America and Asia, respectively. Also contributing to the increase were higher loan loss reserve builds, which were up $168 million, $143 million and $89 million in EMEA, Latin America and Asia, respectively. Provisions for loan losses and for benefits and claims increased substantially, including a change in estimate of loan losses inherent in the loan portfolio but not yet visible in delinquency statistics, along with volume growth and credit deterioration in certain countries. Higher past-due accounts in Mexico cards and the integration of the CrediCard portfolio also contributed to the increase.

Net income was also affected by the absence of a prior-year $153 million tax benefit resulting from the resolution of a federal tax audit.

OUTLOOK FOR 2009

During 2009, Citigroup’s credit card businesses are expected to experience continued challenging economic and credit conditions. The weak global economy, coupled with higher unemployment and bankruptcy filings, is expected to have an adverse effect on credit quality with increases expected in both delinquencies and credit losses. See “Outlook for 2009” on page 7 and “Risk Factors” on page 47.

During 2009, Citigroup intends to continue to focus on offering credit and payment solutions to consumers and small businesses globally by leveraging its global distribution network locally. Citigroup is also taking appropriate repricing actions that reflect the changing credit situation. In addition, Citigroup’s management and reporting realignment will result in the restructuring of these businesses, effective for reporting purposes in the second quarter of 2009, to enable the Company to focus on driving the performance of its core cards business (branded cards) and realize value from the non-core cards businesses (private label cards).

The Company also anticipates deploying TARP funds received from the U.S. government to offer special credit card programs that include expanded eligibility for balance-consolidation offers, targeted increases in credit lines and targeted new account originations. See “TARP and Other Regulatory Programs – Implementation and Management of TARP Programs” on page 44.

CONSUMER BANKING

In millions of dollars	2008	2007	2006	% Change 2008 vs. 2007	% Change 2007 vs. 2006
Net interest revenue	$21,932	$20,741	$18,986	6%	9%
Non-interest revenue	6,720	8,717	7,649	(23)	14
Revenues, net of interest expense	$28,652	$29,458	$26,635	(3)%	11%
Operating expenses	26,653	16,316	14,540	63	12
Provisions for loan losses and for benefits and claims	19,622	10,761	3,825	82	NM
Income (loss) before taxes and minority interest	$(17,623)	$2,381	$8,270	NM	(71)%
Income taxes	(5,354)	181	2,136	NM	(92)
Minority interest, net of taxes	11	43	61	(74)%	(30)
Net income (loss)	$(12,280)	$2,157	$6,073	NM	(64)%
Revenues, net of interest expense, by region:
North America	$16,627	$16,991	$15,526	(2)%	9%
EMEA	2,596	2,485	2,059	4	21
Latin America	3,959	4,185	3,740	(5)	12
Asia	5,470	5,797	5,310	(6)	9
Total revenues	$28,652	$29,458	$26,635	(3)%	11%
Net income (loss) by region:
North America	$(9,003)	$780	$4,002	NM	(81)%
EMEA	(606)	(122)	5	NM	NM
Latin America	(3,822)	660	1,003	NM	(34)
Asia	1,151	839	1,063	37%	(21)
Total net income (loss)	$(12,280)	$2,157	$6,073	NM	(64)%
Consumer Finance Japan (CFJ)—NIR	$726	$1,135	$1,566	(36)%	(28)%
Consumer Banking, excluding CFJ—NIR	21,206	19,606	17,420	8	13
CFJ—operating expenses	$371	$576	$713	(36)%	(19)%
Consumer Banking, excluding CFJ—operating expenses	26,282	15,740	13,827	67	14
CFJ—provision for loan losses and for benefits and claims	$1,336	$1,421	$1,118	(6)%	27%
Consumer Banking, excluding CFJ— provision for loan losses and for benefits and claims	18,286	9,340	2,707	96	NM
CFJ—net income (loss)	$146	$(520)	$(133)	NM	NM
Consumer Banking, excluding CFJ—net income (loss)	(12,426)	2,677	6,206	NM	(57)%
Average assets (in billions of dollars)	$547	$572	$467	(4)%	22%
Return on assets	(2.24)%	0.38%	1.30%
Key indicators (in billions of dollars)
Average loans	$395.3	$380.0	$330.1	4	15
Average deposits	$287.7	$276.4	$236.7	4	17
Accounts (in millions)	78.5	79.5	69.7	(1)	14
Branches	7,730	8,247	7,826	(6)	5

NM	Not meaningful

2008 vs. 2007

Consumer Banking revenue declined 3%. Net interest revenue was 6% higher than the prior year, as growth of 4% in average loans and 4% in deposits was partially offset by a Net interest revenue decline in Japan Consumer Finance (CFJ). Non-interest revenue declined 23%, primarily due to a 27% decline in investment sales and a loss from the mark-to-market on the MSR asset and related hedge in North America.

In North America, total revenues decreased 2%. Net interest revenue was 9% higher than the prior year, primarily due to increased average loans and deposits, up 3% and 2%, respectively, and a shift towards higher yielding products. Non-interest revenue declined 29%, mainly due to lower mortgage servicing revenue. Excluding the impact from the mortgage servicing revenue, total revenues increased 4%. Revenues in EMEA increased by 4%, driven by growth in average loans and deposits, improved net interest margin and the impact of the Egg acquisition. Revenues in Latin America were down 5%, mainly due to spread compression and lower revenues from the Chile divestiture not being fully offset by average loan and deposit growth of 14% and 4%, respectively. Asia revenues decreased 6%, as growth in average loans and deposits of 5% and 4%, respectively, was offset by a 36% total revenue decline in CFJ and lower investment product sales. Excluding CFJ, revenues increased 2%.

Operating expenses growth of 63% was primarily driven by a $9.568 billion goodwill impairment charge, higher business volumes, increased credit management costs, an $877 million repositioning/restructuring charge and prior-year acquisitions, partially offset by a $221 million benefit related to a legal vehicle repositioning in Mexico, lower incentive compensation expenses and the absence of a prior-year write-down of customer intangibles and fixed assets in CFJ.

Expenses were up 70% in North America, primarily driven by a $5.107 billion goodwill impairment charge, a $530 million repositioning/restructuring charge, higher collection and credit-related expenses and acquisitions. Excluding the goodwill impairment charge and the repositioning/restructuring charge, expenses increased 1%. EMEA expenses were up 21% primarily due to the impact of a $203 million goodwill impairment charge, repositioning/restructuring charges in 2008, partially offset by a decline in incentive compensation and the benefits from re-engineering efforts. Expenses increased $4.166 billion in Latin America primarily driven by a $4.258 billion goodwill impairment charge, prior-year acquisitions, volume growth and repositioning/restructuring charges in 2008. Partially offsetting the increase was a $221 million benefit related to a legal vehicle repositioning in Mexico. The 1% growth in Asia was primarily driven by the acquisition of the Bank of Overseas Chinese and higher volumes, partially offset by lower expenses in CFJ.

Provisions for credit losses and for benefits and claims increased $8.9 billion, reflecting significantly higher net credit losses in North America, Mexico and India, as well as a $2.6 billion incremental pretax charge to increase loan loss reserves, primarily in North America. The growth of the loan portfolio also contributed to the increase in credit costs.

Credit costs in North America increased by $7.3 billion, due to a $5.1 billion increase in net credit losses and a $2.2 billion increase in loan loss reserve builds across all portfolios. Higher credit costs reflected a weakening of leading credit indicators, including higher delinquencies in first and second mortgages, auto and unsecured personal loans, as well as trends in the macro-economic environment, including the housing market downturn. The net credit loss ratio increased 168 bps to 2.72%. EMEA credit costs increased 33% reflecting deterioration in Western European countries as well as net credit losses from the Egg acquisition. The net credit loss ratio increased 57 bps to 2.93%. In Latin America, credit costs increased $394 million, primarily due to higher net credit losses in Mexico. Credit costs in Asia increased 27% primarily driven by a $234 million incremental pretax charge to increase loan loss reserves, increased credit costs especially in India, and portfolio growth.

Asia results include a tax benefit of $850 million in the fourth quarter of 2008, mainly due to the restructuring of legal vehicles in Japan.

2007 vs. 2006

Net interest revenue was 9% higher than the prior year as growth in average loans and deposits of 15% and 17% respectively, as well as the impact of acquisitions, was partially offset by a decrease in net interest margin. Non-interest revenue increased 14%, primarily due to a 17% increase in investment product sales and the impact of foreign currency translation.

In North America, total revenues increased 9%. Net interest revenue was 9% higher than the prior year, as growth in average loans and deposits, up 14% and 16%, respectively, was partially offset by a decrease in net interest margin. Net interest margin declined mainly due to an increase in the cost of funding driven by a shift to higher cost Direct Bank and time deposits. Non-interest revenue increased 10%, mainly due to the impact of the acquisition of ABN AMRO in the first quarter of 2007, higher gains on sales of mortgage loans and growth in net servicing revenues. This increase was partially offset by the absence of $163 million pretax gain from the sale of upstate New York branches in the prior-year period. In EMEA, revenues increased by 21% to $2.5 billion, driven by strong growth in average loans and deposits and improved net interest margin and the impact of the Egg acquisition. Revenues in Latin America increased 12% versus the prior year driven by growth in average loans and deposits of 29% and 14%, respectively, partially offset by the absence of a prior-year gain on the sale of Avantel of $234 million. Asia revenues increased 9%, as growth in average loans and deposits of 13% and 8%, respectively, and higher investment product sales were offset by a 27% total revenue decline in CFJ. Results in 2007 include a $261 million pretax charge in CFJ to increase reserves for estimated losses due to customer settlements.

Consumer Banking Operating expenses increased 12%, reflecting the impact of acquisitions, volume growth across all regions, and increased investment spending due to new branch openings. During 2007, 712 Retail Banking and Consumer Finance branches were opened or acquired. Expenses also included a $152 million write-down of customer intangibles and fixed assets in CFJ recorded in the third quarter of 2007. The increase in expenses was partially offset by savings from the structural expense initiatives announced in April 2007 and the absence of the charge related to the initial adoption of SFAS 123(R) in the first quarter of 2006.

North America expenses were up 12%, primarily driven by the ABN AMRO integration, higher collection costs, higher volume-related expenses, and increased investment spending due to 202 new branch openings in 2007 (110 in CitiFinancial and 92 in Citibank, N.A.). Expense growth in 2007 was favorably affected by the absence of the charge related to the initial adoption of SFAS 123(R) in the prior-year period. EMEA expenses were up 20% primarily due to business growth, acquisitions and FX translation. Expenses in Latin America increased 11%, primarily driven by higher business volumes and the impact of acquisitions. Asia expenses increased 9%, primarily due to increased investment spending including expansion of the branch network, partially offset by savings from the structural expense initiatives.

Provisions for credit losses and for benefits and claims increased $6.9 billion reflecting a $5.1 billion incremental pretax charge to increase loan loss reserves, primarily in North America, and significantly higher net credit losses of $1.8 billion. The increase in loan loss reserves reflects a change in estimate of loan losses inherent in the loan portfolio but not yet visible in delinquency statistics.

Credit costs in North America increased by $5.6 billion, due to $1.2 billion higher net credit losses and $4.4 billion higher loan loss reserve build. Higher credit costs reflected a weakening of leading credit indicators including delinquencies in first and second mortgages and deterioration in the housing market, a downturn in other economic trends including unemployment and GDP affecting all other portfolios and a change in estimate of loan losses inherent in the portfolio but not yet visible in delinquency statistics. The increase in Provision for loan losses also reflects the absence of loan loss reserve releases recorded in the prior year. The net credit loss ratio increased 32 bps to 1.04%. Higher credit costs in EMEA were due to an increase in net credit losses, up 56%, and an $174 million incremental net charge to increase loan loss reserves. The net credit loss ratio increased 28 bps to 2.36%. Credit costs in Latin America increased substantially driven by a $151 million incremental net charge to increase loan loss reserves and higher net credit losses. The net credit loss ratio increased 46 bps to 1.90%. Credit costs in Asia increased 55% primarily driven by higher net credit losses, primarily in CFJ, and a $317 million incremental pretax charge to increase loan loss reserves, as well as increased credit costs especially in India.

OUTLOOK FOR 2009

During 2009, Citigroup’s global consumer business is expected to operate in a continued challenging economic and credit environment. Revenues will likely continue to be negatively affected by the significant U.S. and global economic downturn that has impacted customer demand and credit performance. See “Outlook for 2009” on page 7 and “Risk Factors” on page 47.

In North America, the continuing deterioration in the U.S. housing market could continue to adversely impact the cost of credit in the first mortgage and second mortgage portfolios. With higher levels of unemployment and bankruptcy filings in 2009, net credit losses, delinquencies and defaults are expected to continue to increase. In EMEA, loan volumes are expected to decline as is consistent with tighter origination standards in view of the weak credit environment and exits in specific consumer finance businesses. Investment sales and assets under management are expected to be lower due to weak capital markets and lower client confidence. In Latin America, revenues, credit costs and business drivers are expected to be affected by global economic conditions, including the impact of foreign currency translation, unemployment rates and political and regulatory developments in the region. In Japan, the Company will continue to actively monitor developments in customer refund claims and defaults, political developments and the way courts view grey zone claims, refunds and defaults, the outcome of which cannot be predicted.

Citigroup’s management and reporting realignment will result in the restructuring of these businesses, effective for reporting purposes in the second quarter of 2009, resulting in a focus on the Company’s core assets within the regional consumer and commercial banking businesses. The realignment will also allow the Company to seek to realize value from its other local consumer finance businesses. The Company also anticipates deploying TARP funds received from the U.S. government by making mortgage loans directly to homebuyers and supporting the housing market through the purchase of prime residential mortgages and mortgage-backed securities in the secondary market, and providing loans to consumers and businesses facing liquidity problems. See “TARP and Other Regulatory Programs – Implementation and Management of TARP Programs” on page 44.

INSTITUTIONAL CLIENTS GROUP (ICG)

In millions of dollars	2008	2007	2006	% Change 2008 vs. 2007	% Change 2007 vs. 2006
Net interest revenue	$19,159	$12,242	$9,653	57%	27%
Non-interest revenue	(26,976)	1,498	20,994	NM	(93)
Revenues, net of interest expense	$(7,817)	$13,740	$30,647	NM	(55)%
Operating expenses	22,851	21,236	18,229	8%	16
Provision for credit losses and benefits and claims	5,234	1,540	532	NM	NM
Income (loss) before taxes and minority interest	$(35,902)	$(9,036)	$11,886	NM	NM
Income taxes (benefits)	(15,405)	(5,054)	3,052	NM	NM
Minority interest, net of taxes	(380)	173	223	NM	(22)%
Net income (loss)	$(20,117)	$(4,155)	$8,611	NM	NM
Revenues, net of interest expense, by region:
North America	$(22,477)	$(3,040)	$13,032	NM	NM
EMEA	5,592	4,235	8,758	32%	(52)%
Latin America	3,812	4,206	3,091	(9)	36
Asia	5,256	8,339	5,766	(37)	45
Total revenues	$(7,817)	$13,740	$30,647	NM	(55)%
Total revenues, net of interest expense by product:
Securities and Banking	$(17,437)	$5,875	$24,651	NM	(76)%
Transaction Services	9,620	7,865	5,996	22%	31
Total revenues	$(7,817)	$13,740	$30,647	NM	(55)%
Net income (loss) by region:
North America	$(20,471)	$(6,733)	$3,533	NM	NM
EMEA	(1,102)	(1,900)	2,010	42%	NM
Latin America	1,292	1,630	1,112	(21)	47%
Asia	164	2,848	1,956	(94)	46
Total net income (loss)	$(20,117)	$(4,155)	$8,611	NM	NM
Net income (loss) by product:
Securities and Banking	$(23,088)	$(6,377)	$7,180	NM	NM
Transaction Services	2,971	2,222	1,431	34%	55%
Total net income (loss)	$(20,117)	$(4,155)	$8,611	NM	NM

NM	Not meaningful.

2008 vs. 2007

Revenues, net of interest expense were negative due to substantial losses related to the fixed income and credit markets. Securities and Banking revenues included $14.3 billion of write-downs on subprime-related direct exposure, $5.7 billion of downward credit market value adjustments related to exposure to Monoline insurers, $4.9 billion of write-downs (net of underwriting fees) on funded and unfunded highly leveraged finance commitments, $4.4 billion of downward credit valuation adjustments on derivative positions, excluding Monolines, $3.8 billion of write-downs on Alt-A mortgage securities, net of hedges, $3.3 billion of write-downs on SIV assets, $2.6 billion of write-downs on commercial real estate positions, $2.5 billion of losses in private equity and equity investments in the fourth quarter, $1.7 billion of write-downs on ARS inventory, due to failed auctions predominately in the first quarter of 2008 and deterioration in the credit markets, and write-downs of $413 million related to the ARS settlement.

Negative Fixed Income Markets revenues were partially offset by a $4.6 billion gain related to the inclusion of Citi’s credit spreads in the determination of the market value of those liabilities for which the fair- value option was elected. Equity Markets also suffered a decrease in revenues, particularly in derivatives and convertibles, driven by the volatility and sharp declines in the global equity indices. Offsetting the negative revenues in Fixed Income and decline in Equities is the increase in Lending revenues of $1.6 billion to $4.1 billion, primarily driven by gains on CDS hedges. Transaction Services revenues grew 22% driven by new business wins and implementations, growth in customer liability balances, increased transaction volumes and the impact of acquisitions.

Operating expenses increased 4% in Securities and Banking reflecting $1,242 million of repositioning/restructuring charges, a $937 million Nikko Asset Management intangible asset impairment charge, and an Old Lane intangible asset impairment charge of $202 million, whereas 2007 expenses included $370 million of repositioning/restructuring charges, partially offset by a $300 million release of litigation reserves. Expenses increased 11% in Transaction Services due to higher expenses driven by organic business growth, higher variable expenses related to sales and revenue growth, and the Bisys Group acquisition.

Provisions for credit losses and for benefits and claims in Securities and Banking increased, primarily from an incremental net charge to increase loan loss reserves of $2.5 billion, reflecting loan loss reserves for specific counterparties, as well as a weakening in credit quality in the corporate credit environment and a $1.1 billion increase in net credit losses mainly associated with loan sales. Transaction Services credit costs increased, primarily due to a charge to increase loan loss reserves, mainly from the commercial banking portfolio in the emerging markets.

2007 vs. 2006

Revenues, net of interest expense decreased 55% driven by $20.7 billion of pretax write-downs and losses related to deterioration in the mortgage-backed and credit markets. The losses consisted primarily of approximately $18.3 billion related to direct subprime-related exposures and write-downs of approximately $1.5 billion pretax, net of underwriting fees, on funded and unfunded highly leveraged finance commitments. Of this amount, approximately $1.3 billion of impairment was recognized for transactions that had been funded as of December 31, 2007, and $0.2 billion of impairment was recognized on transactions that were unfunded as of December 31, 2007. Securities and Banking’s remaining $37.3 billion in U.S. subprime net direct exposure as of December 31, 2007 consisted of (a) approximately $8.0 billion of subprime-related exposures in its lending and structuring business and (b) approximately $29.3 billion of net exposures to the super senior tranches of CDOs which are collateralized by asset-backed securities, derivatives on asset-backed securities, or both. The decreases were offset partially by increased revenues in Equity Markets from cash trading and strong growth in equity finance, in Advisory from strong deal volumes, in Equity Underwriting and in Lending. Transaction Services revenues increased 31% reflecting growth in liability balances, transaction volumes and assets under custody mainly in Cash Management and Securities and Funds Services. Average liability balances grew 30% to $247 billion in 2007 as compared to 2006 due to growth across all regions, reflecting positive flow from new and existing customers.

Operating expenses increased 16% due to higher business volumes, higher non-incentive compensation staff expenses and increased costs driven by the Bisys Group, Nikko Cordial, Grupo Cuscatlán, Old Lane and ATD acquisitions. Operating expenses also increased driven by the implementation of a headcount reduction plan to reduce ongoing expenses. This resulted in a $438 million pretax charge to compensation and benefits in connection with headcount reductions. Expense growth in 2007 was favorably affected by the absence of a $354 million charge related to the initial adoption of SFAS 123(R) in 2006 and a $300 million pretax release of litigation reserves in 2007.

Provisions for credit losses and for benefits and claims increased approximately $1.0 billion, driven by higher net credit losses, mainly from loans with subprime-related direct exposure, and a higher net charge to increase loan loss and unfunded lending commitment reserves reflecting a slight weakening in overall portfolio credit quality, as well as loan loss reserves for specific counterparties. Subprime-related loans accounted for approximately $860 million of credit costs in 2007, of which $704 million was recorded in the fourth quarter.

OUTLOOK FOR 2009

During 2009, the Company’s Securities and Banking businesses will continue to be significantly affected by the levels of and volatility in the global capital markets and economic and political developments, in the U.S. and globally. Default rates are expected to be at historic highs by the end of 2009 and could negatively impact the cost of credit. Growth in the transaction services business could be offset by lower interest rates and continued potential pressure on asset values. See “Outlook for 2009” on page 7 and “Risk Factors” on page 47.

The Company intends to continue to manage down legacy positions that have proven illiquid to reduce future losses. The Company’s global Transaction Services business will continue to focus on generating earnings growth, leveraging its strong global platform and its ability to innovatively serve large multinational clients seeking to optimize their working capital.

In addition, Citigroup’s management and reporting realignment will result in the restructuring of the Securities and Banking businesses, effective for reporting purposes in the second quarter of 2009, resulting in a focus on the Company’s core assets, such as its global Transaction Services and investment banking business, and managing and maximizing the value of its other legacy assets.

GLOBAL WEALTH MANAGEMENT

In millions of dollars	2008	2007	2006	% Change 2008 vs. 2007	% Change 2007 vs. 2006
Net interest revenue	$2,622	$2,174	$1,922	21%	13%
Non-interest revenue	9,979	10,824	8,255	(8)	31
Revenues, net of interest expense	$12,601	$12,998	$10,177	(3)%	28%
Operating expenses	10,548	9,849	8,006	7	23
Provision for loan losses	301	101	24	NM	NM
Income before taxes and minority interest	$1,752	$3,048	$2,147	(43)%	42%
Income taxes	652	1,019	703	(36)	45
Minority interest, net of taxes	9	55	—	(84)	—
Net income	$1,091	$1,974	$1,444	(45)%	37%
Revenues, net of interest expense by region:
North America	$9,295	$9,790	$8,790	(5)%	11%
EMEA	604	543	331	11	64
Latin America	357	373	318	(4)	17
Asia	2,345	2,292	738	2	NM
Total revenues	$12,601	$12,998	$10,177	(3)%	28%
Net income (loss) by region:
North America	$968	$1,415	$1,209	(32)%	17%
EMEA	84	77	23	9	NM
Latin America	56	72	48	(22)	50
Asia	(17)	410	163	NM	NM
Total net income	$1,091	$1,974	$1,443	(45)%	37%
Key indicators: (in billions of dollars)
Total assets under fee-based management	$332	$507	$399	(35)%	27%
Total client assets	1,320	1,784	1,438	(26)	24
Net client asset flows	(25)	15	14	NM	7
Financial advisors (FA) / bankers (actual number)	13,765	15,454	13,694	(11)	13
Annualized revenue per FA / banker (in thousands of dollars)	849	880	740	(4)	19
Average deposits and other customer liability balances	126	117	107	8	9
Average loans	63	54	42	17	29

NM Not meaningful.

2008 vs. 2007

Revenues, net of interest expense decreased 3% primarily due to the fall in investment revenues across regions and lower capital markets revenue in Asia and North America, partially offset by the impact of the Nikko Cordial acquisition, an increase in lending revenues across all regions and an increase in banking revenues in North America and EMEA. The consolidated revenue also includes the gain on sale of CitiStreet and charges related to the ARS settlement.

Total client assets, including assets under fee-based management, decreased $464 billion, or 26%, mainly reflecting the impact of market declines over the past year. Net flows were $(25) billion. GWM had 13,765 financial advisors/bankers as of December 31, 2008, compared with 15,454 as of December 31, 2007, driven by attrition in North America and Asia, as well as the elimination of low performing bankers and advisors.

Operating expenses increased 7% primarily due to higher repositioning/restructuring charges of $298 million, the impact of acquisitions, a reserve of $250 million in the first quarter of 2008 related to an offer to facilitate the liquidation of investments in a Citi-managed fund for its clients, and GWM’s share of the ARS settlement penalty of $50 million in the third quarter. These increases were partially offset by the impact of lower compensation costs and continued expense management.

Provision for loan losses increased by $200 million, reflecting higher reserve builds of $149 million and increased write-downs of $51 million. The reserve builds and write-offs in 2008 reflect the impact on clients of deteriorating financial and real estate markets. Loans were downgraded, classified and written-down as clients experienced liquidity depletion from failed markets and financial institutions. The increase in reserve builds was primarily in North America, while the increase in write-offs were evenly split between North America and Asia.

2007 vs. 2006

Revenues, net of interest expense increased 28% primarily due to the impact of acquisitions, an increase in fee-based revenues in line with the growth in fee-based assets, an increase in international revenues driven by strong capital markets activity in Asia and growth in investment revenue in EMEA, as well as strong U.S. branch transactional revenue and syndicate sales.

Total client assets, including assets under fee-based management, increased $346 billion, or 24%, reflecting the inclusion of client assets from the Nikko Cordial and Quilter acquisitions, as well as organic growth. Net flows increased slightly compared to the prior year. Global Wealth Management had 15,454 financial advisors/bankers as of December 31, 2007, compared with 13,694 as of December 31, 2006, driven by the Nikko Cordial and Quilter acquisitions, as well as hiring in the Private Bank.

Operating expenses increased 23% primarily due to the impact of acquisitions, higher variable compensation associated with the increase in revenues, increased customer activity and charges related to headcount reductions. Expense growth in 2007 was favorably affected by the absence of the charge related to the initial adoption of SFAS 123(R) in the first quarter of 2006.

Provision for loan losses increased $77 million in 2007, primarily driven by portfolio growth and a reserve for specific non-performing loans in the Private Bank.

Net income growth also reflected a $65 million APB 23 benefit in the Private Bank in 2007 and the absence of a $47 million tax benefit resulting from the resolution of 2006 Tax Audits.

OUTLOOK FOR 2009

During 2009, Citigroup’s businesses will continue to be negatively affected by the levels of and volatility in the capital markets, the disruption in the economic environment generally and credit costs, including the level of interest rates, the credit environment and unemployment rates. See “Outlook for 2009” on page 7 and “Risk Factors” on page 47.

As previously announced, the completion of the Morgan Stanley Smith Barney joint venture is anticipated to occur in the third quarter of 2009. After the expected completion of the joint venture transaction, which is subject to and contingent upon regulatory approvals, a significant portion of the earnings in the joint venture, of which Citigroup will share 49%, will be derived from the profitability of the joint venture. Joint venture profitability will be impacted by the ability of Smith Barney and Morgan Stanley to execute the planned integration, as well as the overall market and economic conditions, including further declines in client asset values.

In addition, Citigroup’s management and reporting realignment will result in the restructuring of these businesses, effective for reporting purposes in the second quarter of 2009, resulting in a focus on the Company’s core assets within the businesses, such as the Private Bank, and continued efforts to maximize the value of other assets, including Citi’s 49% stake in the Morgan Stanley Smith Barney Joint Venture and the Company’s Nikko Asset Management business.

CORPORATE/OTHER

Corporate/Other includes Treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications reported in the business segments (inter-segment eliminations), the results of discontinued operations and unallocated taxes.

In millions of dollars	2008	2007	2006
Net interest revenue	$(1,288)	$(461)	$(345)
Non-interest revenue	438	(291)	(599)
Revenues, net of interest expense	$(850)	$(752)	$(944)
Operating expenses	526	1,830	202
Provisions for loan losses and for benefits and claims	1	(2)	4
Loss from continuing operations before taxes and minority interest	$(1,377)	$(2,580)	$(1,150)
Income tax benefits	(421)	(922)	(498)
Minority interest, net of taxes	(2)	3	2
Loss from continuing operations	$(954)	$(1,661)	$(654)
Income from discontinued operations	4,410	628	1,087
Net income (loss)	$3,456	$(1,033)	$433

2008 vs. 2007

Revenues, net of interest expense declined primarily due to the gain in 2007 on the sale of certain corporate-owned assets and higher inter-segment eliminations partially offset by improved Treasury hedging activities.

Operating expenses declined primarily due to lower restructuring charges in the current year as well as reductions in incentive compensation and benefits expense.

Discontinued operations represent the sale of Citigroup’s German Retail Banking Operations and CitiCapital. See Note 3 to the Consolidated Financial Statements on page 136 for a more detailed discussion.

2007 vs. 2006

Revenues, net of interest expense improved primarily due to improved Treasury results and a gain on the sale of certain corporate-owned assets, partially offset by higher inter-segment eliminations.

Operating expenses increased primarily due to restructuring charges, increased staffing, technology and other unallocated expenses, partially offset by higher inter-segment eliminations.

Income tax benefits increased due to a higher pretax loss in 2007, offset by a prior-year tax reserve release of $69 million relating to the resolution of the 2006 Tax Audits.

Discontinued operations represent the operations in the Sale of the Asset Management Business and the Sale of the Life Insurance and Annuities Business. For 2006, Income from discontinued operations included gains and tax benefits relating to the final settlement of the Life Insurance and Annuities and Asset Management Sale Transactions and a gain from the Sale of the Asset Management Business in Poland, as well as a tax reserve release of $76 million relating to the resolution of the 2006 Tax Audits.

REGIONAL DISCUSSIONS

The following are the four regions in which Citigroup operates. The regional results are fully reflected in the previous segment discussions.

NORTH AMERICA

In millions of dollars	2008	2007	2006	% Change 2008 vs. 2007	% Change 2007 vs. 2006
Net interest revenue	$28,713	$23,333	$20,557	23%	14%
Non-interest revenue	(14,969)	14,301	30,696	NM	(53)
Revenues, net of interest expense	$13,744	$37,634	$51,253	(63)%	(27)%
Operating expenses	36,407	30,186	28,380	21	6
Provisions for loan losses and for benefits and claims	23,842	11,838	4,080	NM	NM
Income (loss) before taxes and minority interest	$(46,505)	$(4,390)	$18,793	NM	NM
Income taxes	(17,046)	(2,667)	5,920	NM	NM
Minority interest, net of taxes	(424)	102	242	NM	(58)%
Net income (loss)	$(29,035)	$(1,825)	$12,631	NM	NM
Average assets (in billions of dollars)	$1,188	$1,222	$971	(3)%	26%
Return on assets	(2.44)%	(0.15)%	1.30%
Key indicators (in billions of dollars, except in branches)
Average loans	$429.7	$405.2	$363.1	6%	12%
Average Consumer Banking loans	298.2	289.8	255.0	3	14
Average deposits (and other consumer liability balances)	261.6	245.1	218.1	7	12
Branches/offices	3,989	4,227	4,084	(6)	4

NM Not meaningful.

2008 vs. 2007

Revenues, net of interest expense declined 63% from 2007, driven by significantly higher losses related to fixed income and credit markets in S&B, which are more fully described on page 10. These losses resulted in a decline in S&B revenue of $19.9 billion from 2007. Cards revenue declined 26%, due to lower securitization revenues, reflecting the impact of higher funding costs and higher credit losses in the securitization trusts, and the write-down of $1.6 billion in the residual interest in securitized balances. Cards results also include higher gains on portfolio sales, which in aggregate added $548 million to 2008 revenue vs. $393 million in 2007. Consumer Banking revenue decreased 2%, as higher interest revenue was more than offset by lower mortgage servicing. Global Wealth Management revenue declined 5% reflecting lower investment revenues and the ARS settlement, which were partially offset by the gain on the sale of CitiStreet and higher lending revenues.

Operating expenses increased 21%, with increases in ICG and Consumer Banking, reflecting a $5.107 billion goodwill impairment charge, higher restructuring and repositioning charges, partially offset by a reduction in Cards. Global Wealth Management expenses were flat year over year. Total restructuring/repositioning charges were approximately $2.0 billion for the full year.

Provisions for loan losses and for benefits and claims increased $12.0 billion. Consumer Banking credit costs increased $7.3 billion, due to a $5.1 billion increase in net credit losses and a $2.2 billion increase in loan loss reserve builds (see page 11 and 32 for further discussion). Cards credit costs increased $1.9 billion, due to an increase of $916 million in net credit losses and an increase in reserve builds of $936 million (see page 11 and 30 for further discussion). ICG increased $2.2 billion, reflecting loan losses reserves for specific counterparties, a weakening in credit quality in the corporate credit environment and an increase in net credit losses associated with loan sales.

2007 vs. 2006

Revenues, net of interest expense declined 27% from 2006, primarily driven by pretax write-downs and losses related to deterioration in the mortgage-backed and credit markets in S&B, which are more fully described on page 34. These losses resulted in a decline in S&B revenue of $16.4 billion from 2007. In Global Cards, revenues were flat, reflecting a pretax gain on the sale of MasterCard shares of $393 million in 2007, offset by lower securitization revenues. Purchase sales were up 6% and average loans were down 7%. In Consumer Banking, total revenues increased 9%. Net interest revenue was 9% higher than the prior year, as growth in average loans and deposits, up 14% and 16%, respectively, was partially offset by a decrease in net interest margin. Net interest margin declined mainly due to an increase in the cost of funding driven by a shift to higher cost Direct Bank and time deposits. Non-interest revenue increased 10%, mainly due to the impact of the acquisition of ABN AMRO in the first quarter of 2007, higher gains on sales of mortgage loans and growth in net servicing revenues. This increase was partially offset by the absence of $163 million pretax gain from the sale of upstate New York branches in the prior-year period.

Operating expenses growth of 6% was primarily driven by the VISA litigation-related pretax charge of $292 million, the ABN AMRO integration, higher collection costs, higher volume-related expenses, and increased investment spending due to 202 new branch openings in 2007 (110 in CitiFinancial and 92 in Citibank). Additionally, expenses increased due to higher non-incentive compensation staff expenses and acquisitions. Expense growth in 2007 was favorably affected by the absence of the charge related to the initial adoption of SFAS 123(R) in the first quarter of 2006.

Provisions for loan losses and for benefits and claims increased $7.8 billion. Credit costs in Consumer Banking increased by $5.6 billion, due to $1.2 billion higher net credit losses and $4.4 billion higher loan loss reserve build (see page 32 for further discussion). In Global Cards, credit costs increased $1.4 billion, driven by a higher loan loss reserve build, up $1.3 billion, and higher net credit losses, up $0.1 billion (see page 30 for further discussion). In ICG credit costs increased $940 million (see page 35 for further discussion).

Net income in 2007 also reflected the absence of a $229 million tax benefit resulting from the resolution of the 2006 Tax Audits.

EMEA

In millions of dollars	2008	2007	2006	% Change 2008 vs. 2007	% Change 2007 vs. 2006
Net interest revenue	$8,618	$7,067	$5,222	22%	35%
Non-interest revenue	2,500	2,151	7,131	16	(70)
Revenues, net of interest expense	$11,118	$9,218	$12,353	21%	(25)%
Operating expenses	11,051	10,864	8,778	2	24
Provisions for loan losses and for benefits and claims	3,572	1,818	770	96	NM
Income (loss) before taxes and minority interest	$(3,505)	$(3,464)	$2,805	(1)%	NM
Income taxes	(1,847)	(1,836)	604	(1)	NM
Minority interest, net of taxes	83	85	42	(2)	NM
Net income (loss)	$(1,741)	$(1,713)	$2,159	(2)%	NM
Average assets (in billions of dollars)	$373	$406	$290	(8)%	40%
Return on assets	(0.47)%	(0.42)%	0.74%	NM	NM
Key indicators (in billions of dollars, except in branches)
Average loans	$115.5	$117.5	$87.2	(2)%	35%
Average Consumer Banking loans	24.5	22.2	16.1	10	38
Average deposits (and other consumer liability balances)	159.0	140.3	99.6	13	41
Branches/offices	778	801	800	(3)	—

NM Not meaningful.

2008 vs. 2007

Revenues increased 21% largely driven by Securities and Banking and Transaction Services. In Global Cards, revenues increased by 19% to $2.3 billion, driven by higher purchase sales and average loans. Consumer Banking revenues were up 4% to $2.6 billion as growth in average loans was partially offset by impairment of the U.K. held-for-sale loan portfolio and softening wealth management revenues due to market volatility. Current and historical Germany retail banking financials have been reclassified as discontinued operations and are excluded from Global Cards and Consumer Banking results.

In ICG, S&B revenues were up 53% from 2007 mainly due to write-downs on subprime-related direct exposures included in 2009. Subprime-related direct exposures are now managed primarily in North America and have been transferred from EMEA to North America with effect from the second quarter of 2008. 2008 also included write-downs on subprime-related exposures in the first quarter of 2008 and in commercial real estate positions and highly leveraged finance commitments. Revenues also reflected strong results in local markets sales and trading and G10 Rates and Currencies. Transaction Services revenues increased 21% to $3.4 billion with continued growth in customer liability balances and deposits. Revenues in GWM grew by 11% to $0.6 billion primarily driven by an increase in Banking, Capital Markets and Lending products.

Operating expenses were up 2% due to a $203 million goodwill impairment charge and the impact of further repositioning and restructuring charges in 2008. Partially offsetting the increase was a decline in incentive compensation and the benefits of reengineering efforts.

Provisions for loan losses and for benefits and claims increased 96%. The increase was primarily driven by the deterioration in the Consumer and Corporate credit environment, higher loan loss reserve builds and losses associated with Corporate loan sales.

2007 vs. 2006

Revenues were down 25% due to write-downs in Securities and Banking, partially offset by double-digit growth across all other segments.

Global Cards revenues increased by 62% to $2.0 billion, driven by double-digit growth in purchase sales and average loans and the impact of the Egg acquisition. Revenues in Consumer Banking increased by 21% to $2.5 billion, driven by strong growth in average loans and deposits and improved net interest margin and the impact of the Egg acquisition.

S&B revenue of $1.5 billion was down from the prior year due to write-downs on subprime-related direct exposures and in funded and unfunded highly-leveraged loan commitments in the second half of 2007. Revenues in S&B also included a strong performance in Equities, Advisory and local markets sales and trading. Transaction Services revenues increased by 30% to $2.8 billion driven by increased customer volumes and deposit growth. Revenues in GWM grew by 64% to $0.5 billion primarily driven by an increase in annuity revenues and the impact of the acquisition of Quilter.

Operating expenses were up 24% due to the impact of business growth, acquisitions, FX translation and organizational and repositioning charges in 2007.

Provisions for loan losses and for benefits and claims increased $1.0 billion primarily due to an increase in net credit losses and an incremental net charge to loan loss reserves.

LATIN AMERICA

In millions of dollars	2008	2007	2006	% Change 2008 vs. 2007	% Change 2007 vs. 2006
Net interest revenue	$8,001	$7,151	$5,053	12%	42%
Non-interest revenue	5,144	6,416	4,822	(20)	33
Revenues, net of interest expense	$13,145	$13,567	$9,875	(3)%	37%
Operating expenses	11,103	6,777	5,513	64	23
Provisions for loan losses and for benefits and claims	3,670	1,867	1,043	97	79
Income before taxes and minority interest	$(1,628)	$4,923	$3,319	NM	48%
Income taxes	351	1,326	503	(74)%	NM
Minority interest, net of taxes	4	2	1	100	100
Net income (loss)	$(1,983)	$3,595	$2,815	NM	28%
Average assets (in billions of dollars)	$153	$145	$116	6%	25%
Return on assets	(1.30)%	2.48%	2.43%
Key indicators (in billions of dollars, except in branches)
Average loans	$59.0	$55.5	$40.8	6%	36%
Average Consumer Banking loans	15.1	13.2	10.3	14	28
Average deposits (and other consumer liability balances)	67.0	62.2	49.3	8	26
Branches/offices	2,571	2,747	2,404	(6)	14

NM Not meaningful.

2008 vs. 2007

Revenues, net of interest expense were 3% lower than the prior year, as growth of 6% in average loans and 8% in total customer deposits was more than offset by FX translation. Global Cards grew 4% on higher volumes and a $661 million gain on Redecard shares. Consumer Banking decreased 5% mainly due to FX translation and the divestiture of the Chile consumer banking operation in January 2008. S&B revenue decreased 22% due to write-downs and losses related to fixed income and equities. Transaction Services revenues increased 24%, mainly from the custody business as average deposits grew rapidly in the second half of 2007 and have remained at those levels.

Operating expenses growth of 64% was primarily driven by a $4.258 billion goodwill impairment charge, acquisitions and volume growth, higher collection costs, legal costs and reserves, and repositioning charges, partially offset by a $282 million benefit related to a legal vehicle repositioning in Mexico in the first quarter of 2008. Certain poorly performing branches were closed, mainly in Brazil and Mexico, partially offset by openings in Mexico, due to repositioning and realignment in both retail and consumer finance.

Provisions for loan losses and for benefits and claims increased 97% as the credit environment, mainly in Mexico, Brazil and Colombia, worsened, primarily reflected by a $1.2 billion increase in net credit losses and an increase in loan loss reserve builds.

2007 vs. 2006

Revenues, net of interest expense were 37% higher than the prior year, associated with higher volumes, the Cuscatlan and GFU acquisitions, the integration of CrediCard in Brazil, as well as gains on non-core assets including a $729 million pretax gain on Redecard shares, a $235 million pretax gain on Visa shares and a pretax gain of $78 million from the MasterCard initial public offering. These gains were partially offset by the gain on sale of Avantel of $234 million in 2006.

Operating expenses growth of 23% was primarily driven by the Cuscatlan and GFU acquisitions and the Brazil expansion strategy.

Provisions for loan losses and for benefits and claims increased 79% primarily reflecting market conditions and portfolio growth (mainly Global Cards), as well as the impact of acquisitions.

ASIA

In millions of dollars	2008	2007	2006	% Change 2008 vs. 2007	% Change 2007 vs. 2006
Net interest revenue	$9,648	$8,290	$7,441	16%	11%
Non-interest revenue	5,988	10,538	6,349	(43)	66
Revenues, net of interest expense	$15,636	$18,828	$13,790	(17)%	37%
Operating expenses	12,047	10,145	7,428	19	37
Provisions for loan losses and for benefits and claims	3,627	2,396	1,640	51	46
Income before taxes and minority interest	$(38)	$6,287	$4,722	(101)%	33%
Income taxes	(1,646)	1,601	1,220	NM	31
Minority interest, net of taxes	(11)	93	2	NM	NM
Net income	$1,619	$4,593	$3,500	(65)%	31%
Average assets (in billions of dollars)	$354	$321	$227	10%	41%
Return on assets	0.46%	1.43%	1.54%
Consumer Finance Japan (CFJ)—NIR	$726	$1,135	$1,566	(36)%	(28)%
Asia excluding CFJ—NIR	8,922	7,155	5,875	25	22
CFJ—operating expenses	$371	$576	$713	(36)%	(19)%
Asia excluding CFJ—operating expenses	11,676	9,596	6,715	22	43
CFJ—provision for loan losses and for benefits and claims	$1,336	$1,421	$1,118	(6)%	27%
Asia excluding CFJ—provision for loan losses and for benefits and claims	2,291	975	522	NM	87
CFJ—net income (loss)	$146	$(520)	$(133)	NM	NM
Asia excluding CFJ—net income	1,473	5,113	3,633	(71)%	41%
Key indicators (in billions of dollars, except in branches)
Average loans	$128.7	$125.8	$108.4	2%	16%
Average Consumer Banking loans (excluding CFJ)	49.2	46.2	38.9	6	19
Average deposits (and other consumer liability balances)	207.2	193.4	167.7	7	15
Branches/offices	1,192	1,333	1,235	(11)	8

NM Not meaningful.

2008 vs. 2007

Net interest revenue increased 16%. Global Cards growth of 13% was driven by 12% growth in purchase sales and 18% growth in average loans. Consumer Banking, excluding Consumer Finance Japan (CFJ), grew by 10%, driven by growth of 6% in average loans and 4% growth in deposits. Transaction Services exhibited strong growth across all products resulting in 19% growth. S&B grew 90%, or $966 million, reflecting better spreads during the year and higher dividend revenue. Growth was also positively impacted by FX translation, acquisitions and portfolio purchases.

Non-interest revenue decreased 43% as S&B continued to be impacted by market volatility and declining valuations. Outside of S&B, non-interest revenue decreased 2% due to the absence of gain on Visa shares compared to the prior year, in Transaction Services and Global Cards. Excluding this, revenue was flat with strong growth in Global Cards, Transaction Services and GWM, offset by lower Investment Sales in Consumer Banking and GWM. Results included a $31 million gain on the sale of DCI, partially offset by a $21 million gain on the sale of MasterCard shares in the prior year. Growth was also negatively impacted by foreign exchange, acquisitions and portfolio purchases.

Operating expenses increased 19% reflecting the impact of acquisitions, a $937 million Nikko Asset Management intangible impairment charge, the impact of the strengthening of local currencies and restructuring/ repositioning charges, partially offset by the benefits of reengineering efforts.

Provisions for loan losses and for benefits and claims increased 51% primarily driven by a $574 million incremental pretax charge to increase loan loss reserves, increased credit costs in India, acquisitions and portfolio growth.

Taxes included a $994 million tax benefit related to the legal vehicle restructuring of the CFJ operations.

Asia Excluding CFJ

As disclosed in the table above, NIR excluding CFJ increased 25% during 2008. Operating expenses excluding CFJ increased 22% during 2008 and Net Income excluding CFJ decreased 71%.

2007 vs. 2006

Net interest revenue increased 11%. Global Cards growth of 24% was driven by 12% growth in purchase sales and 19% growth in average loans. Consumer Banking excluding CFJ grew by 20%, driven by growth of 19% in average loans and 8% growth in deposits. Transaction Services exhibited strong growth across all products resulting in 35% growth. S&B grew 17% driven by 19% growth in loans. Growth was also negatively impacted by foreign exchange, acquisitions and portfolio purchases.

Non-interest revenue increased 66% as S&B benefited from favorable market conditions. Outside of S&B, non-interest revenue increased 69% due to the $245 million gain on Visa shares in 2007 and Investment Sales in Consumer Banking and GWM. Growth was also positively impacted by foreign exchange, acquisitions and portfolio purchases.

Operating expenses increased 37% primarily driven by the impact of acquisitions, strengthening local currencies and repositioning charges, partially offset by the benefits of reengineering.

Provisions for loan losses and for benefits and claims increased 46% primarily driven by a $410 million incremental pretax charge to increase loan loss reserves including a change in estimate of loan losses inherent in the loan portfolio but not yet visible in delinquency statistics, along with portfolio growth, increased credit costs in India, acquisitions, and the increase in net credit losses in CFJ due to the adverse operating environment and the impact of Japan consumer lending laws passed in the fourth quarter of 2006.

TARP AND OTHER REGULATORY PROGRAMS

Issuance of $25 Billion of Perpetual Preferred Stock and a Warrant to Purchase Common Stock under TARP

On October 28, 2008, Citigroup raised $25 billion through the sale of non-voting perpetual, cumulative preferred stock and a warrant to purchase common stock to the U.S. Department of the Treasury (UST) as part of the UST’s Troubled Asset Relief Program (TARP) Capital Purchase Program. All of the proceeds were treated as Tier 1 Capital for regulatory capital purposes. Proceeds from the sale were allocated to the preferred stock and warrant on a relative fair value basis.

The preferred stock has an aggregate liquidation preference of $25 billion and an annual dividend rate of 5% for the first five years and 9% thereafter. Dividends are cumulative and payable quarterly in cash. Of the $25 billion in cash proceeds, $23.7 billion was allocated to preferred stock and $1.3 billion to the warrant on a relative fair value basis. The discount on the preferred stock will be accreted and recognized as a preferred dividend (reduction of Retained earnings) over a period of five years. The warrant has a term of ten years, an exercise price of $17.85 per share and is exercisable for approximately 210.1 million shares of common stock, which would be reduced by one-half if Citigroup raises an additional $25 billion through the issuance of Tier 1-qualifying perpetual preferred or common stock by December 31, 2009. The value ascribed to the warrant will be recorded in our stockholders equity and result in an increase in additional paid in capital.

Additional Issuance of $20 Billion of Perpetual Preferred Stock and a Warrant to Purchase Common Stock under TARP

On December 31, 2008, Citigroup raised an additional $20 billion through the sale of non-voting perpetual, cumulative preferred stock and a warrant to purchase common stock to the UST as part of TARP. All of the proceeds were treated as Tier 1 Capital for regulatory capital purposes. Proceeds from the sale were allocated to the preferred stock and warrant on a relative fair value basis.

The preferred stock has an aggregate liquidation preference of $20 billion and an annual dividend rate of 8.0%. Dividends are cumulative and payable quarterly in cash. Of the $20 billion in cash proceeds, $19.5 billion was allocated to preferred stock and $0.5 billion to the warrant on a relative value basis. The discount on the preferred stock will not be accreted and will only be recognized as a preferred dividend (reduction of Retained earnings) at the time of redemption. The warrant has a term of 10 years, an exercise price of $10.61 per share and is exercisable for approximately 188.5 million common shares. The value ascribed to the warrant will be recorded in our stockholders’ equity and will result in an increase in additional paid in capital.

The issuance of the warrants in October and December 2008, as well as other common stock issuances, resulted in a conversion price reset of the $12.5 billion of 7% convertible preferred stock sold in private offerings in January 2008. See “Events in 2008” on page 9, “Capital Resources” beginning on page 94 and Note 21 to the Consolidated Financial Statements on page 172 for a further discussion.

FDIC’s Temporary Liquidity Guarantee Program

Under the terms of the FDIC’s Temporary Liquidity Guarantee Program (TLGP), the FDIC will guarantee, until the earlier of its maturity or June 30, 2012, certain qualifying senior unsecured debt issued by certain Citigroup entities between October 14, 2008 and June 30, 2009 (proposed to be extended to October 30, 2009), in amounts up to 125% of the qualifying debt for each qualifying entity. The FDIC will charge Citigroup a fee ranging from 50 to 100 basis points in accordance with a prescribed fee schedule for any new qualifying debt issued with the FDIC guarantee. At December 31, 2008, Citigroup had issued $5.75 billion of long-term debt that is covered under the FDIC guarantee, with $1.25 billion maturing in 2010 and $4.5 billion maturing in 2011. In January and February 2009, Citigroup and its affiliates issued an additional $14.9 billion in senior unsecured debt under this program.

In addition, Citigroup, through its subsidiaries, also had $26.0 billion in commercial paper and interbank deposits backed by the FDIC outstanding as of December 31, 2008. FDIC guarantees of commercial paper and interbank deposits cease to be available after June 30, 2009 (proposed to be extended to October 30, 2009), and the FDIC charges a fee ranging from 50 to 100 basis points in connection with the issuance of those instruments.

FDIC Increased Deposit Insurance

On October 4, 2008, as a part of TARP, the FDIC increased the insurance it provides on U.S. deposits in most banks and savings associations located in the United States, including Citibank, N.A., from $100,000 to $250,000 per depositor, per insured bank.

U.S. Government Loss-Sharing Agreement

On January 15, 2009, Citigroup entered into a definitive agreement with the UST, FDIC and the Federal Reserve Bank of New York (collectively, the USG) on losses arising on a $301 billion portfolio of Citigroup assets (valued as of November 21, 2008). As consideration for the loss-sharing agreement, Citigroup issued non-voting perpetual, cumulative preferred stock and a warrant to the UST and FDIC.

The preferred stock issued to the UST and FDIC has an aggregate liquidation preference of $7.3 billion and an annual dividend rate of 8%. The warrant has a term of 10 years, an exercise price of $10.61 per share and is exercisable for approximately 66.5 million common shares. Citigroup received no additional cash proceeds for their issuance. Of the issuance, $3.5 billion of the consideration for the preferred stock, representing the fair value of the issued shares and warrant, will be treated as Tier 1 Capital for regulatory purposes, and it is expected to add approximately 30 basis points to the Tier 1 Capital ratio, on a pro forma basis, during the first quarter of 2009. The value of the premium ($3.5 billion) will be amortized and recognized as an expense over the life of the loss-sharing agreement.

The loss-sharing program extends for 10 years for residential assets and five years for non-residential assets. Under the agreement, a “loss” on a portfolio asset is defined to include a charge-off or a realized loss upon collection, through a permitted disposition or exchange, or upon a foreclosure or short-sale loss, but not through a change in Citigroup’s mark-to-market accounting for the asset or the creation or increase of a related loss reserve. Once a loss is recognized under the agreement, the aggregate amount of qualifying losses across the portfolio in a particular period is netted against all recoveries and gains across the portfolio, all on a pretax basis. The resulting net loss amount on the portfolio is the basis of the loss-sharing arrangements between Citigroup and the USG. Citigroup will bear the first $39.5 billion of such net losses, which amount was determined using (i) an agreed-upon $29 billion of first losses, (ii) Citigroup’s then-existing reserve with respect to the portfolio of approximately $9.5 billion, and (iii) an additional $1.0 billion as an agreed-upon amount in exchange for excluding the effects of certain hedge positions from the portfolio. Net losses, if any, on the portfolio after Citigroup’s first-loss position will be borne 90% by the USG and 10% by Citigroup in the following manner:

•	first, until the UST has paid $5 billion in aggregate, 90% by the UST and 10% by Citigroup;
•	second, until the FDIC has paid $10 billion in aggregate, 90% by the FDIC and 10% by Citigroup; and
•	third, by the Federal Reserve Bank of New York.

The Company recognized approximately $900 million of qualifying losses related to the portfolio (excluding replacement assets, as discussed in the note to the table below) from November 21, 2008 through December 31, 2008. These losses will count towards Citi’s $39.5 billion first-loss position.

The Federal Reserve Bank of New York will implement its loss-sharing obligations under the agreement by making a loan, after Citigroup’s first-loss position and the obligations of the UST and FDIC have been exhausted, in an amount equal to the then aggregate value of the remaining covered asset pool (after reductions for charge-offs, pay-downs and realized losses) as determined in accordance with the agreement. Following the loan, as losses are incurred on the remaining covered asset pool, Citigroup will be required to immediately repay 10% of such losses to the Federal Reserve Bank of New York. The loan is non-recourse to Citigroup, other than with respect to the repayment obligation in the preceding sentence and interest on the loan. The loan is recourse only to the remaining covered asset pool, which is the sole collateral to secure the loan. The loan will bear interest at the overnight index swap rate plus 300 basis points.

The covered asset pool includes U.S.-based exposures and transactions that were originated prior to March 14, 2008. Pursuant to the terms of the agreement, the composition of the covered asset pool, amount of Citigroup’s first-loss position and premium paid for loss coverage are subject to final confirmation by the USG of, among other things, the qualification of assets under the asset eligibility criteria, expected losses and reserves. This confirmation process is to be completed no later than April 15, 2009.

The agreement includes guidelines for governance and asset management with respect to the covered asset pool, including reporting requirements and notice and approval rights of the USG at certain thresholds. If covered losses exceed $27 billion, the USG has the right to change the asset manager for the covered asset pool.

The covered assets are risk-weighted at 20% for purposes of calculating the Tier 1 Capital ratio at December 31, 2008. This lower risk weighting added approximately 150 basis points to Citigroup’s Tier 1 Capital ratio at December 31, 2008.

The following table summarizes the assets that were part of the covered asset pool agreed to between Citigroup and the USG as of January 15, 2009, with their values as of November 21, 2008:

Assets (1)
In billions of dollars	November 21, 2008
Loans:
First mortgages	$98.9
Second mortgages	55.2
Retail auto loans	16.2
Other consumer loans	21.3
Total consumer loans	$191.6
CRE loans	$12.4
Leveraged finance loans	2.3
Other corporate loans	11.1
Total corporate loans	$25.8
Securities:
Alt-A	$11.4
SIVs	6.4
CRE	2.1
Other	12.0
Total securities	$31.9
Unfunded Lending Commitments (ULC)
Second mortgages	$22.4
Other consumer loans	5.2
Leveraged finance	0.2
CRE	5.4
Other commitments	18.3
Total ULC	$51.5
Total covered assets	$300.8

(1)	As a result of the initial confirmation process (conducted between November 21, 2008 and January 15, 2009), the covered asset pool includes approximately $96 billion of assets considered “replacement” assets (assets that were added to the pool to replace assets that were in the pool as of November 21, 2008 but were later determined not to qualify). Loss-sharing on qualifying losses incurred on these replacement assets was effective beginning January 15, 2009, instead of November 21, 2008.

Exchange Offer and U.S. Government Exchange

On February 27, 2009, the Company announced an exchange offer of its common stock for up to $27.5 billion of its existing preferred securities and trust preferred securities at a conversion price of $3.25 per share. The U.S. government will match this exchange up to a maximum of $25 billion of its preferred stock at the same conversion price. See “Outlook for 2009” on page 7.

Implementation and Management of TARP Programs

After Citigroup received the TARP capital, it established a Special TARP Committee composed of senior executives to approve, monitor and track how the funds are utilized. The TARP securities purchase agreements stipulate that Citi will adhere to the following objectives as a condition of the UST’s capital investment:

•	Expand the flow of credit to U.S. consumers and businesses on competitive terms to promote the sustained growth and vitality of the U.S. economy.
•	Work diligently, under existing programs, to modify the terms of residential mortgages as appropriate to strengthen the health of the U.S. housing market.

The Committee has established specific guidelines, which are consistent with the objectives and spirit of the program. Pursuant to these guidelines, Citi will use TARP capital only for those purposes expressly approved by the Committee. TARP capital will not be used for compensation and bonuses, dividend payments, lobbying or government relations activities, or any activities related to marketing, advertising and corporate sponsorship. TARP capital will be used exclusively to support assets and not for expenses.

Committee approval is the final stage in a four-step review process to evaluate proposals from Citi businesses for the use of TARP capital, risk and the potential financial impact and returns.

On February 3, 2009 Citi published a public report summarizing its TARP spending initiatives for the 2008 fourth quarter and made this report available at www. citigroup.com. The report indicated that the Committee had authorized $36.5 billion in initiatives backed by TARP capital, spanning five major areas, as follows:

•	U.S. residential mortgage activities—$25.7 billion
–	Citigroup is making mortgage loans directly to homebuyers and supporting the housing market through the purchase of prime residential mortgages and mortgage-backed securities in the secondary market.
•	Personal and business loans—$2.5 billion
–	This includes $1.5 billion of consumer lending and $1.0 billion for tailored loans to people and businesses facing liquidity problems.
•	Student loans—$1 billion
–	Citigroup is originating student loans through the Federal Family Education Loan Program.
•	Credit card lending—$5.8 billion
–	Citigroup is offering special credit card programs that include expanded eligibility for balance-consolidation offers, targeted increases in credit lines and targeted new account originations.
•	Corporate loan activity—$1.5 billion
–	The Company is investing $1.5 billion in commercial loan securitizations, which will inject liquidity into the U.S. corporate loan market.

Separately from the Company’s initiatives under TARP, the report also describes Citigroup’s other efforts to help U.S. homeowners remain in their homes, assist distressed borrowers and support U.S consumers and businesses.

Citi will update this TARP report each quarter following its quarterly earnings announcement and will make the report publicly available. In addition, Citi is committed to meeting all reporting requirements associated with TARP.

RISK FACTORS

Disruptions in the global financial markets have affected, and may continue to adversely affect, Citigroup’s business and results of operations.

Dramatic declines in the housing market during 2008, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivatives, have caused many financial institutions to seek additional capital and to merge with other financial institutions. Disruptions in the global financial markets have also adversely affected the corporate bond markets, debt and equity underwriting and other elements of the financial markets.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, some lenders and institutional investors have reduced and, in some cases, ceased to provide funding to certain borrowers, including other financial institutions. The impact on available credit (even where Citigroup and other TARP participants are making credit available), increased volatility in the financial markets and reduced business activity has adversely affected, and may continue to adversely affect, Citigroup’s businesses, capital, liquidity or other financial condition and results of operations, access to credit and the trading price of Citigroup common stock, preferred stock or debt securities.

Market disruptions may increase the risk of customer or counterparty delinquency or default.

The current market and economic disruptions have affected, and may continue to affect, consumer confidence levels, consumer spending, personal bankruptcy rates and home prices, among other factors, which provide a greater likelihood that more of Citigroup’s customers or counterparties could use credit cards less frequently or become delinquent in their loans or other obligations to Citigroup. This, in turn, could result in a higher level of charge-offs and provision for credit losses, all of which could adversely affect Citigroup’s earnings. Policies of the Federal Reserve Board or other governmental institutions can also adversely affect Citigroup’s customers or counterparties, potentially increasing the risk that they may fail to repay their loans. Additionally, Citigroup may incur significant credit risk exposure which may arise, for example, from entering into swap or other derivative contracts under which counterparties have long-term obligations to make payments to the Company. Recent market conditions, including decreased liquidity and pricing transparency along with increased market volatility, have negatively impacted Citigroup’s credit risk exposure. Although Citigroup regularly reviews its credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee.

Citigroup may experience further write-downs of its financial instruments and other losses related to volatile and illiquid market conditions.

Market volatility, illiquid market conditions and disruptions in the credit markets have made it extremely difficult to value certain of Citigroup’s assets. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these assets in future periods. In addition, at the time of any sales of these assets, the price Citigroup ultimately realizes will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require Citigroup to take further write-downs in respect of these assets, which may have an adverse effect on the Company’s results of operations and financial condition in future periods.

In addition, Citigroup finances and acquires principal positions in a number of real estate and real estate-related products for its own account, for investment vehicles managed by affiliates in which it also may have a significant investment, for separate accounts managed by affiliates and for major participants in the commercial and residential real estate markets, and originates loans secured by commercial and residential properties. Citigroup also securitizes and trades in a wide range of commercial and residential real estate and real estate-related whole loans, mortgages and other real estate and commercial assets and products, including residential and commercial mortgage-backed securities. These businesses have been, and may continue to be, adversely affected by the downturn in the real estate sector.

Furthermore, in the past, Citigroup has provided financial support to certain of its investment products and vehicles in difficult market conditions and, Citigroup may decide to do so again in the future for contractual reasons or, at its discretion, for reputational or business reasons, including through equity investments or cash infusions.

Liquidity is essential to Citigroup’s businesses, and Citigroup relies on external sources, including governmental agencies, to finance a significant portion of its operations.

Adequate liquidity is essential to Citigroup’s businesses. The Company’s liquidity could be materially adversely affected by factors Citigroup cannot control, such as the continued general disruption of the financial markets or negative views about the financial services industry in general. In addition, Citigroup’s ability to raise funding could be impaired if lenders develop a negative perception of the Company’s short-term or long-term financial prospects, or a perception that the Company is experiencing greater liquidity risk. Recent regulatory measures, such as the FDIC’s temporary guarantee of the newly issued senior debt as well as deposits in non-interest bearing deposit transaction accounts, and the commercial paper funding facility of the Federal Reserve Board, are designed to stabilize the financial markets and the liquidity position of financial institutions such as Citigroup. While much of Citigroup’s recent long-term unsecured funding has been issued pursuant to these government-sponsored funding programs implemented, it is unclear whether, or for how long, these facilities will be extended and what impact termination of any of these facilities could have on Citigroup’s ability to access funding in the future. It is also unclear when Citigroup will be able to regain access to the public long-term unsecured debt markets on historically customary terms.

Further, Citigroup’s cost of obtaining long-term unsecured funding is directly related to its credit spreads in both the cash bond and derivatives markets. Increases in Citigroup’s credit qualifying spreads can significantly increase the cost of this funding. Credit spreads are influenced by market perceptions of Citigroup’s creditworthiness and may be influenced by movements in the costs to purchasers of credit default swaps referenced to Citigroup’s long-term debt.

Citigroup’s credit ratings are also important to its liquidity. A reduction in Citigroup’s credit ratings could adversely affect its liquidity, widen its credit spreads or otherwise increase its borrowing costs, limit its access to the capital markets or trigger obligations under certain bilateral provisions in some of the Company’s trading and collateralized financing contracts. In addition, under these provisions, counterparties could be permitted to terminate certain contracts with Citigroup or require the Company to post additional collateral. Termination of the Company’s trading and collateralized financing contracts could cause Citigroup to sustain losses and impair its liquidity by requiring Citigroup to find other sources of financing or to make significant cash payments or securities transfers.

Recently enacted legislation authorizing the U.S. government to take direct action within the financial services industry, and other legislation and regulation currently under consideration, may not stabilize the U.S. financial system in the near term.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law. In addition, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed by President Obama. The purpose of these U.S. government actions is to stabilize and provide liquidity to the U.S. financial markets and jumpstart the U.S. economy. The U.S. government is currently considering, and may consider in the future, additional legislation and regulations with similar purposes. The EESA, ARRA and other governmental programs may not have their intended impact of stabilizing, providing liquidity to or restoring confidence in the financial markets. Further, the discontinuation and/or expiration of these or other governmental programs could result in a worsening of current market conditions.

Citigroup may fail to realize all of the anticipated benefits of the proposed realignment of its businesses.

On January 16, 2009, Citigroup announced that it would realign into two businesses, Citicorp and Citi Holdings, for management and reporting purposes, effective second quarter of 2009. The realignment is part of Citigroup’s strategy to focus on its core businesses, reduce its balance sheet and simplify its assets. Citigroup believes this structure will allow it to enhance the capabilities and performance of Citigroup’s core assets, through Citicorp, as well as realize value from its non-core assets, through Citi Holdings. Citi Holdings will also include Citigroup’s 49% interest in the recently announced Morgan Stanley Smith Barney joint venture, a transaction which is also intended to simplify and streamline the Company on a going-forward basis. Despite these efforts, given the rapidly changing and uncertain financial environment, there can be no assurance that the realignment of Citigroup’s businesses will achieve the Company’s desired objectives or benefits.

Future issuance of Citigroup common stock and preferred stock may reduce any earnings available to common stockholders and the return on the Company’s equity.

During 2008, Citigroup raised a total of approximately $77.3 billion in private and public offerings of preferred and common stock and warrants to purchase common stock, including issuances to the U.S. government under TARP. While this additional capital provides further funding to Citigroup’s businesses and has improved the Company’s financial position, it has increased the Company’s equity and the number of actual and diluted shares of Citigroup common stock. On February 27, 2009, Citigroup announced an exchange offer of its common stock for up to $27.5 billion of its existing preferred securities and trust preferred securities. The U.S. government will match this exchange up to a maximum of $25 billion of its preferred stock. These transactions will significantly dilute the existing common stockholders of the Company. In addition, such increases in the outstanding shares of common stock reduce the Company’s earnings per share and the return on the Company’s equity, unless the Company’s earnings increase correspondingly. Further, any additional future U.S. governmental requirements or programs could result in or require additional equity issuances, which further dilute the existing common stockholders and any earnings available to the common stockholders.

The elimination of QSPEs from the guidance in SFAS 140 and changes in FIN 46(R) may significantly impact

Citigroup’s consolidated financial statements.

The FASB has issued an Exposure Draft of a proposed standard that would eliminate qualified SPEs (QSPEs) from the guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and a separate Exposure Draft of a proposed standard that proposes three key changes to the consolidation model in FIN 46(R). Such changes include the following: (i) former QSPEs would be included in the scope of FIN 46(R); (ii) FIN 46(R) would be amended to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a qualitative determination of power combined with benefits and losses; and (iii) the analysis of primary beneficiaries would have to be reevaluated whenever circumstances change.

While these proposed standards have not been finalized, they may have a significant impact on Citigroup’s consolidated financial statements as the Company may lose sales treatment for assets previously sold to a QSPE, as well as for future sales, and for transfers of a portion of an asset, and the Company will be required to bring a portion of assets that are not currently on its balance sheet onto its balance sheet. For a further discussion on SFAS 140, see “Significant Accounting Policies and Significant Estimates” on page 18 and “Capital Resources and Liquidity—Off-Balance Sheet Arrangements—Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model” on page 104.

Citigroup’s financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.

Pursuant to U.S. GAAP, Citigroup is required to use certain assumptions and estimates in preparing its financial statements, including in determining credit loss reserves, reserves related to litigations and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying Citigroup’s financial statements are incorrect, Citigroup may experience material losses. For example, Citigroup makes judgments in connection with its consolidation analysis of its SPEs. If it is later determined that non-consolidated SPEs should be consolidated, this could adversely affect Citigroup’s consolidated balance sheet, related funding requirements and capital ratios, and, if the SPE assets include unrealized losses, could require Citigroup to recognize those losses see “Significant Accounting Policies and Significant Estimates” on page 18.

Changes in accounting standards can be difficult to predict and can materially impact how Citigroup records and reports its financial condition and results of operations.

Citigroup’s accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of the Company’s financial statements (e.g., see for example “The elimination of QSPEs from the guidance in SFAS 140 and changes in FIN 46(R) may significantly impact Citigroup’s Consolidated Financial Statements” on page 48). These changes can be hard to predict and can materially impact how Citigroup records and reports its financial condition and results of operations.

Defaults by another large financial institution could adversely affect Citigroup and the financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which Citigroup interacts on a daily basis and, therefore, could adversely affect the Company.

Citigroup may incur significant losses as a result of ineffective risk management processes and strategies and concentration of risk increases the potential for such losses.

Citigroup seeks to monitor and control its risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While Citigroup employs a broad and diversified set of risk monitoring and risk mitigation techniques (see “Managing Global Risk” on page 51), those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes. Recent market conditions, particularly during the latter part of 2007 and 2008, have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.

These market movements can, and have, limited the effectiveness of Citigroup’s hedging strategies and have caused the Company to incur significant losses, and they may do so again in the future. In addition, concentration of risk increases the potential for significant losses in certain of Citigroup’s businesses. For example, Citigroup extends large commitments as part of its credit origination activities. Citigroup’s inability to reduce its credit risk by selling, syndicating or securitizing these positions, including during periods of market dislocation, could negatively affect its results of operations due to a decrease in the fair value of the positions, as well as the loss of revenues associated with selling such securities or loans.

In addition, the Company routinely executes a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks and investment funds. This has resulted in significant credit concentration with respect to this industry.

Citigroup’s businesses are subject to extensive and pervasive regulation around the world.

As a participant in the financial services industry, Citigroup is subject to extensive regulation, including fiscal and monetary policies, in jurisdictions around the world. For example, the actions of the Federal Reserve Board and international central banking authorities directly impact Citigroup’s cost of funds for lending, capital raising and investment activities and may impact the value of financial instruments the Company holds. This level of regulation is expected to increase significantly in all jurisdictions in which the Company conducts business in response to the current financial crisis. Among other things, Citigroup could be fined, prohibited from engaging in some of its business activities or subject to limitations or conditions on its business activities, including increased capital or liquidity requirements, each of which could lead to reputational harm.

The financial services industry faces substantial legal liability and regulatory risks, and Citigroup may face damage to its reputation and legal liability.

Citigroup faces significant legal risks in its businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Citigroup’s experience has been that legal claims by customers and clients increase in a market downturn. In addition, employment-related claims typically increase in periods when Citigroup has reduced the total number of employees, such as during the last fiscal year.

In addition, there have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and Citigroup runs the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the extensive precautions Citigroup takes to prevent and detect this activity may not be effective in all cases.

Citigroup’s businesses may be materially adversely affected if it is unable to hire and retain qualified employees.

Citigroup’s performance is largely dependent on the talents and efforts of highly skilled individuals. The Company’s continued ability to compete effectively in its businesses, to manage its businesses effectively and to expand into new businesses and geographic regions depends on the Company’s ability to attract new employees and to retain and motivate its existing employees. Competition from within the financial services industry and from businesses outside of the financial services industry for qualified employees has often been intense. This is particularly the case in emerging markets, where Citigroup is often competing for qualified employees with entities that have a significantly greater presence or more extensive experience in the region. In addition, in 2008 the market price of Citigroup common stock declined significantly during the year. A substantial portion of the Company’s annual bonus compensation paid to its senior employees has been paid in the form of equity, meaning that such awards are not as valuable from a compensatory or retention perspective.

Moreover, Citigroup is subject to certain significant compensation restrictions applicable to a broad group of its senior management as a result of its receipt of TARP funding in December 2008 as well as other recently-adopted governmental programs and legislation. Such restrictions include restricted executive incentives, deferral of some executive compensation, equity awards with performance-vesting features, “clawback” provisions and elimination or restriction of severance pay to senior executives.

These restrictions, alone or in combination with the other factors described above, could adversely affect Citigroup’s ability to hire and retain qualified employees.

A failure in Citigroup’s operational systems or infrastructure, or those of third parties, could impair the Company’s liquidity, disrupt its businesses, result in the disclosure of confidential information, damage Citigroup’s reputation and cause losses.

Citigroup’s businesses are highly dependent on its ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. These transactions, as well as the information technology services Citigroup provides to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of Citigroup’s client base and its geographical reach, developing and maintaining the Company’s operational systems and infrastructure has become increasingly challenging. Citigroup’s financial, account, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond the Company’s control, such as a spike in transaction volume or unforeseen catastrophic events, adversely affecting the Company’s ability to process these transactions or provide these services.

Citigroup also faces the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries Citigroup uses to facilitate its transactions, and as Citigroup’s interconnectivity with its clients grows, the Company increasingly faces the risk of operational failure with respect to its clients’ systems. Implementation of the Morgan Stanley Smith Barney joint venture may, at least temporarily, exacerbate these risks insofar as the activities of the joint venture are concerned.

In addition, Citigroup’s operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Although Citigroup takes protective measures and endeavors to modify them as circumstances warrant, its computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. Given the high volume of transactions at Citigroup, certain errors may be repeated or compounded before they are discovered and rectified. If one or more of such events occurs, this could potentially jeopardize Citigroup’s, its clients’, counterparties’ or third parties’ confidential and other information processed and stored in, and transmitted through, the Company’s computer systems and networks, or otherwise cause interruptions or malfunctions in Citigroup’s, its clients’, its counterparties’ or third parties’ operations, which could result in significant losses or reputational damage.

MANAGING GLOBAL RISK

RISK MANAGEMENT

The Company believes that effective risk management is of primary importance to its success. Accordingly, the Company has a comprehensive risk management process to monitor, evaluate and manage the principal risks it assumes in conducting its activities. These risks include credit, market liquidity and operational, including legal and reputational exposures.

Citigroup’s risk management framework is designed to balance corporate oversight with well-defined independent risk management functions.

Enhancements were made to the risk management framework throughout 2008 based on guiding principles established by the Chief Risk Officer:

•	a common Risk Capital model to evaluate risks;
•	a defined risk appetite, aligned with business strategy;
•	accountability through a common framework to manage risks;
•	risk decisions based on transparent, accurate and rigorous analytics;
•	expertise, stature, authority and independence of Risk Managers; and
•	empowering Risk Managers to make decisions and escalate issues.

Significant focus has been placed on fostering a risk culture based on a policy of “Taking Intelligent Risk with Shared Responsibility, without forsaking Individual Accountability.”

•	“Taking intelligent risk” means that Citi must carefully identify, measure and aggregate risks, and must fully understand downside risks.
•	“Shared responsibility” means that individuals own and influence business outcomes, including risk controls.
•	“Individual accountability” means individuals held ourselves accountable to actively manage risk.

The Chief Risk Officer, working closely with the Citi CEO, established management committees, Citi’s Audit and Risk Management Committee and Citi’s Board of Directors, is responsible for:

•	establishing core standards for the management, measurement and reporting of risk;
•	identifying, assessing, communicating and monitoring risks on a company-wide basis;
•	engaging with senior management and the Board of Directors on a frequent basis on material matters with respect to risk-taking activities in the businesses and related risk management processes; and
•	ensuring that the risk function has adequate independence, authority, expertise, staffing, technology and resources.

Changes were made to the risk management organization in 2008 to facilitate the management of risk across three dimensions: businesses, regions and critical products.

Each of the major business groups has a Business Chief Risk Officer who is the focal point for risk decisions (such as setting risk limits or approving transactions) in the business.

There are also Regional Chief Risk Officers, accountable for the risks in their geographic area, and who are the primary risk contact for the regional business heads and local regulators.

In addition, the position of Product Chief Risk Officers was created for those areas of critical importance to Citigroup such as real estate, structured credit products and fundamental credit. The Product Risk Officers are accountable for the risks within their specialty and they focus on problem areas across businesses and regions. The Product Risk Officers serve as a resource to the Chief Risk Officer, as well as to the Business and Regional Chief Risk Officers, to better enable the Business and Regional Chief Risk Officers to focus on the day-to-day management of risks and responsiveness to business flow.

In addition to changing the risk management organization to facilitate the management of risk across these three dimensions, the risk organization also includes the newly-created Business Management team to ensure that the risk organization has the appropriate infrastructure, processes and management reporting. This team includes:

•	the risk capital group, which continues to enhance the risk capital model and ensure that it is consistent across all our business activities;
•	the risk architecture group, which ensures we have integrated systems and common metrics, and thereby allows us to aggregate and stress test exposures across the institution;
•	the infrastructure risk group, which focuses on improving our operational processes across businesses and regions; and
•	the office of the Chief Administrative Officer, which focuses on re-engineering risk communications and relationships, including our critical regulatory relationships.

RISK AGGREGATION AND STRESS TESTING

While the major risk areas are described individually on the following pages, these risks often need to be reviewed and managed in conjunction with one another and across the various businesses.

The Chief Risk Officer, as noted above, monitors and controls major risk exposures and concentrations across the organization. This means aggregating risks, within and across businesses, as well as subjecting those risks to alternative stress scenarios in order to assess the potential economic impact they may have on the Company.

During 2008, comprehensive stress tests were implemented across Citi for mark-to-market, available-for-sale, and accrual portfolios. These firm-wide stress reports measure the potential impact to the Company and its component businesses of very large changes in various types of key risk factors (e.g., interest rates, credit spreads), as well as the potential impact of a number of historical and hypothetical forward-looking systemic stress scenarios.

Supplementing the stress testing described above, Risk Management, working with input from the businesses and Finance, provides enhanced periodic updates to senior management and the Board of Directors on significant potential exposures across Citigroup arising from risk concentrations (e.g., residential real estate), financial market participants

(e.g., monoline insurers), and other systemic issues (e.g., commercial paper markets). These risk assessments are forward-looking exercises, intended to inform senior management and the Board of Directors about the potential economic impacts to Citi that may occur, directly or indirectly, as a result of hypothetical scenarios, based on judgmental analysis from independent risk managers.

The stress testing and risk assessment exercises are a supplement to the standard limit-setting and risk capital exercises described later in this section, as these processes incorporate events in the marketplace and within Citi that impact our outlook on the form, magnitude, correlation and timing of identified risks that may arise. In addition to enhancing awareness and understanding of potential exposures, the results of these processes then serve as the starting point for developing risk management and mitigation strategies.

RISK CAPITAL

Risk capital is defined as the amount of capital required to absorb potential unexpected economic losses, resulting from extremely severe events over a one-year time period.

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

The drivers of “economic losses” are risks, which can be broadly categorized as credit risk (including cross-border risk), market risk (including liquidity) and operational risk (including legal and regulatory):

•	Credit risk losses primarily result from a borrower’s or counterparty’s inability to meet its obligations.
•	Market risk losses arise from fluctuations in the market value of trading and non-trading positions, including the treatment changes in value resulting from fluctuations in rates.
•	Operational risk losses result from inadequate or failed internal processes, systems or human factors or from external events.

These risks are measured and aggregated within businesses and across Citigroup to facilitate the understanding of our exposure to extreme downside events.

In light of market developments, the risk capital framework is being reviewed and enhanced. Certain enhancements were introduced in January 2009, including the treatment of operational risk and proprietary investments. Other enhancements are scheduled to be completed over the course of the year, primarily focused on market risk.

CREDIT RISK MANAGEMENT PROCESS

Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations. Credit risk arises in many of Citigroup’s business activities, including:

•	lending;
•	sales and trading;
•	derivatives;
•	securities transactions;
•	settlement; and
•	when Citigroup acts as an intermediary on behalf of its clients and other third parties.

LOANS OUTSTANDING

In millions of dollars at year end	2008	2007 (2)	2006 (2)	2005 (2)	2004 (2)
Consumer loans
In U.S. offices:
Mortgage and real estate (1)	$229,565	$251,927	$225,900	$192,045	$161,755
Installment, revolving credit, and other	130,826	140,797	131,008	127,432	134,128
Lease financing	31	3,151	4,743	5,095	6,030
	$360,422	$395,875	$361,651	$324,572	$301,913
In offices outside the U.S.:
Mortgage and real estate (1)	$48,277	$55,152	$44,457	$39,619	$39,601
Installment, revolving credit, and other	109,932	139,369	105,393	89,559	92,647
Lease financing	304	1,124	960	866	1,619
	$158,513	$195,645	$150,810	$130,044	$133,867
	$518,935	$591,520	$512,461	$454,616	$435,780
Unearned income	738	787	460	4	(554)
Consumer loans—net	$519,673	$592,307	$512,921	$454,620	$435,226
Corporate loans
In U.S. offices:
Commercial and industrial	$33,450	$30,092	$23,311	$20,846	$13,821
Loans to financial institutions	10,200	8,778	4,126	1,235	616
Lease financing	1,476	1,630	2,101	1,952	1,879
Mortgage and real estate (1)	6,560	2,220	168	29	100
	$51,686	$42,720	$29,706	$24,062	$16,416
In offices outside the U.S.:
Commercial and industrial	$99,389	$116,145	$105,872	$80,116	$77,052
Mortgage and real estate (1)	7,480	4,156	5,334	5,206	3,928
Loans to financial institutions	18,413	20,467	21,827	16,889	12,921
Lease financing	1,850	2,292	2,024	2,082	2,485
Governments and official institutions	385	442	1,857	882	1,100
	$127,517	$143,502	$136,914	$105,175	$97,486
	$179,203	$186,222	$166,620	$129,237	$113,902
Unearned income	(4,660)	(536)	(349)	(354)	(299)
Corporate loans—net	$174,543	$185,686	$166,271	$128,883	$113,603
Total loans—net of unearned income	$694,216	$777,993	$679,192	$583,503	$548,829
Allowance for loan losses—on drawn exposures	(29,616)	(16,117)	(8,940)	(9,782)	(11,269)
Total loans—net of unearned income and allowance for credit losses	$664,600	$761,876	$670,252	$573,721	$537,560
Allowance for loan losses as a percentage of total loans—net of unearned income	4.27%	2.07%	1.32%	1.68%	2.05%

(1)	Loans secured primarily by real estate.
(2)	Reclassified to conform to current year’s presentation.

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars at year end	2008	2007	2006	2005	2004
Allowance for loan losses at beginning of year	$16,117	$8,940	$9,782	$11,269	$12,643
Provision for loan losses
Consumer	$28,282	$15,599	$6,224	$7,149	$7,205
Corporate	5,392	1,233	96	(295)	(972)
	$33,674	$16,832	$6,320	$6,854	$6,233
Gross credit losses
Consumer (1)
In U.S. offices	$11,676	$5,766	$4,413	$5,829	$6,937
In offices outside the U.S.	7,172	5,150	3,915	2,964	3,304
Corporate
Mortgage and real estate
In U.S. offices	4	—	—	—	—
In offices outside the U.S.	37	3	1	—	6
Governments and official institutions outside the U.S.	3	—	—	—	—
Loans to financial institutions
In U.S. offices	—	—	—	—	—
In offices outside the U.S.	463	69	6	10	3
Commercial and industrial
In U.S. offices	637	635	85	78	52
In offices outside the U.S.	778	241	220	287	571
	$20,770	$11,864	$8,640	$9,168	$10,873
Credit recoveries
Consumer (1)
In U.S. offices	$585	$695	$650	$1,007	$1,079
In offices outside the U.S.	1,015	966	897	693	691
Corporate
Mortgage and real estate
In U.S. offices	—	3	1	—	—
In offices outside the U.S.	1	—	18	5	3
Governments and official institutions outside the U.S.	—	4	7	55	1
Loans to financial institutions
In U.S. offices	—	—	—	—	6
In offices outside the U.S.	2	1	4	15	35
Commercial and industrial
In U.S. offices	6	49	20	104	100
In offices outside the U.S.	140	220	182	473	357
	$1,749	$1,938	$1,779	$2,352	$2,272
Net credit losses
In U.S. offices	$11,726	$5,654	$3,827	$4,796	$5,804
In offices outside the U.S.	7,295	4,272	3,034	2,020	2,797
Total	$19,021	$9,926	$6,861	$6,816	$8,601
Other—net (2)	$(1,154)	$271	$(301)	$(1,525)	$994
Allowance for loan losses at end of year	$29,616	$16,117	$8,940	$9,782	$11,269
Allowance for unfunded lending commitments (3)	$887	$1,250	$1,100	$850	$600
Total allowance for loans, leases and unfunded lending commitments	$30,503	$17,367	$10,040	$10,632	$11,869
Net consumer credit losses	$17,248	$9,255	$6,781	$7,093	$8,471
As a percentage of average consumer loans	3.13%	1.79%	1.52%	1.76%	2.13%
Net corporate credit losses/(recoveries)	$1,773	$671	$80	$(277)	$130
As a percentage of average corporate loans	0.96%	0.36%	0.05%	NM	0.11%

(1)	Consumer credit losses primarily relate to U.S. mortgages, revolving credit and installment loans. Recoveries primarily relate to revolving credit and installment loans.
(2)	2008 primarily includes reductions to the loan loss reserve of approximately $800 million related to FX translation, $102 million related to securitizations, $244 million for the sale of the German retail banking operation, $156 million for the sale of CitiCapital, partially offset by additions of $106 million related to the Cuscatlán and Bank of the Overseas Chinese acquisitions. 2007 primarily includes reductions to the loan loss reserve of $475 million related to securitizations and transfers to loans held-for-sale, and reductions of $83 million related to the transfer of the U.K. CitiFinancial portfolio to held-for-sale, offset by additions of $610 million related to the acquisitions of Egg, Nikko Cordial, Grupo Cuscatlán and Grupo Financiero Uno. 2006 primarily includes reductions to the loan-loss reserve of $429 million related to securitizations and portfolio sales and the addition of $84 million related to the acquisition of the CrediCard portfolio. 2005 primarily includes reductions to the loan-loss reserve of $584 million related to securitizations and portfolio sales, a reduction of $110 million related to purchase accounting adjustments from the KorAm acquisition, and a reduction of $90 million from the sale of CitiCapital’s transportation portfolio. 2004 primarily includes the addition of $715 million of loan-loss reserves related to the acquisition of KorAm and the addition of $148 million of loan-loss reserves related to the acquisition of Washington Mutual Finance Corporation.
(3)	Represents additional credit-loss reserves for unfunded corporate lending commitments and letters of credit recorded with Other liabilities on the Consolidated Balance Sheet.

NM Not meaningful.

NON-PERFORMING ASSETS (NON-ACCRUAL LOANS, OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS)

The table below summarizes the Company’s non-accrual loans. These are loans in which the borrower has fallen behind in interest payments and are now considered impaired. In situations where the Company reasonably expects that only a portion of the principal and interest owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income.

In millions of dollars at year end	2008	2007	2006	2005	2004
Corporate non-accrual loans (1)(2)
North America	$2,160	$290	$59	$81	$253
EMEA	6,630	1,173	186	354	482
Latin America	238	127	173	268	657
Asia	541	168	117	301	514
	$9,569	$1,758	$535	$1,004	$1,906
Consumer non-accrual loans (1)(3)
North America	$9,876	$4,925	$2,557	$2,425	$3,717
EMEA	886	589	588	430	473
Latin America	1,284	1,129	774	668	654
Asia	682	567	593	497	619
	$12,728	$7,210	$4,512	$4,020	$5,463

The table below summarizes the Company’s other real estate owned (OREO) assets. This represents the carrying value of all property acquired by foreclosure or other legal proceedings when the Company has taken possession of the collateral.

Corporate other real estate owned (OREO)
North America	$246	$448	$302	$126	$93
EMEA	23	12	5	12	16
Latin America	14	51	6	8	12
Asia	53	1	3	4	5
	$336	$512	$316	$150	$126
Consumer OREO
North America	$1,013	$658	$339	$232	$262
EMEA	67	40	30	17	13
Latin America	15	15	13	26	34
Asia	2	3	3	4	11
	$1,097	$716	$385	$279	$320
Other repossessed assets(4)	$78	$99	$75	$62	$93

(1)	Excludes purchased distressed loans as they are accreting interest in accordance with Statement of Position 03-3, “Accounting for Certain Loans on Debt Securities Acquired in a Transfer” (SOP 03-3). The carrying value of these loans was $1.510 billion at December 31, 2008, $2.373 billion at December 31, 2007, $949 million at December 31, 2006, $1.120 billion at December 31, 2005 and $1.213 billion at December 31, 2004.
(2)	For further discussion of Corporate non-accrual loans, please see page 67.
(3)	Includes the impact of the deterioration in the U.S. consumer real estate market.
(4)	Primarily transportation equipment, carried at lower of cost or fair value, less costs to sell.

There is no industry-wide definition of non-performing assets. As such, analysis against the industry is not always comparable. The table below represents the Company’s view of non-performing assets. As a general rule, consumer loans are charged off at 120 days past due and credit card loans are charged off at 180 days contractually past due. Consumer loans secured with non-real-estate collateral are written down to the estimated value of the collateral, less costs to sell, at 120 days past due. Consumer real-estate secured loans are written down to the estimated value of the property, less costs to sell, when they are 180 days contractually past due. Impaired corporate loans and leases are written down to the extent that principal is judged to be uncollectible.

Non-performing assets	2008	2007	2006	2005	2004
Corporate non-accrual loans	$9,569	$1,758	$535	$1,004	$1,906
Consumer non-accrual loans	12,728	7,210	4,512	4,020	5,463
Non-accrual loans (NAL)	$22,297	$8,968	$5,047	$5,024	$7,369
OREO	$1,433	$1,228	$701	$429	$446
Other repossessed assets	78	99	75	62	93
Non-performing assets (NPA)	$23,808	$10,295	$5,823	$5,515	$7,908
NAL as a % of total loans	3.21%	1.15%	0.74%	0.86%	1.34%
NPA as a % of total assets	1.22%	0.47%	0.31%	0.37%	0.53%
Allowance for loan losses as a % of NAL(1)	133%	180%	177%	195%	153%

(1)	The $6.403 billion of non-accrual loans transferred from the held-for-sale portfolio to the held-for-investment portfolio during the fourth quarter of 2008 were marked-to-market at the transfer date and therefore no allowance was necessary at the time of the transfer. $2.426 billion of the par value of the loans reclassified was written off prior to transfer.

RENEGOTIATED LOANS

In millions of dollars at year end	2008	2007	2006
Renegotiated loans(1)(2)
In U.S. offices	$10,031	$5,540	$3,992
In offices outside the U.S.	1,755	1,176	534
	$11,786	$6,716	$4,526

(1)	Smaller-balance, homogeneous renegotiated loans were derived from our risk management systems.
(2)	Also includes Corporate and Commercial Business loans.

FOREGONE INTEREST REVENUE ON LOANS (1)

In millions of dollars	In U.S. offices	In non- U.S. offices	2008 total
Interest revenue that would have been accrued at original contractual rates (2)	$1,245	$827	$2,072
Amount recognized as interest revenue (2)	295	258	553
Foregone interest revenue	$950	$569	$1,519

(1)	Relates to corporate non-accrual, renegotiated loans and consumer loans on which accrual of interest had been suspended.
(2)	Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

LOAN MATURITIES AND FIXED/VARIABLE PRICING

Corporate Loans

In millions of dollars at year end	Due within 1 year	Over 1 year but within 5 years	Over 5 years	Total
Corporate loan portfolio maturities In U.S. offices:
Commercial and industrial loans	$25,913	$3,827	$3,710	$33,450
Financial institutions	8,110	1,061	1,029	10,200
Mortgage and real estate	3,690	1,609	1,261	6,560
Lease financing	1,173	154	149	1,476
In offices outside the U.S.	63,249	42,760	21,508	127,517
Total corporate loans	$102,135	$49,411	$27,657	$179,203
Fixed/variable pricing of corporate loans with maturities due after one year (1)
Loans at fixed interest rates		$6,904	$7,764
Loans at floating or adjustable interest rates		42,507	19,893
Total		$49,411	$27,657

(1)	Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 24 to the Consolidated Financial Statements on page 188.

U.S. Consumer First and Second Residential

Mortgage Loans

In millions of dollars at year end	Due within 1 year	Over 1 year but within 5 years	Over 5 years	Total
U.S. Consumer mortgage loan portfolio type
First mortgages	$17,423	$51,495	$92,167	$161,085
Second mortgages	30,073	1,752	36,654	68,479
Total	$47,496	$53,247	$128,821	$229,564
Fixed/variable pricing of U.S. Consumer mortgage loans with maturities due after one year
Loans at fixed interest rates		$6,984	$107,078
Loans at floating or adjustable interest rates		46,263	21,743
Total		$53,247	$128,821

CONSUMER CREDIT RISK

Within Global Cards and Consumer Banking, credit risk management is responsible for establishing the Global Cards and Consumer Banking Credit Policy, approving business-specific policies and procedures, monitoring business risk management performance, providing ongoing assessment of portfolio credit risk, ensuring the appropriate level of loan loss reserves, and approving new products and new risks.

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

The following table summarizes delinquency and net credit loss experience in both the managed and on-balance-sheet consumer loan portfolios. The managed loan portfolio includes held-for-sale and securitized credit card receivables. Only North America Cards from a product view, and North America from a regional view, are impacted. Although a managed basis presentation is not in conformity with GAAP, the Company believes managed credit statistics provide a representation of performance and key indicators of the credit card business that are consistent with the way management reviews operating performance and allocates resources. For example, the North America Cards business considers both on-balance-sheet and securitized balances (together, its managed portfolio) when determining capital allocation and general management decisions and compensation. Furthermore, investors use information about the credit quality of the entire managed portfolio, as the results of both the on-balance-sheet and securitized portfolios impact the overall performance of the North America Cards business. For a further discussion of managed-basis reporting, see Note 23 to the Consolidated Financial Statements on page 174.

Consumer Loan Delinquency Amounts, Net Credit Losses, and Ratios

In millions of dollars, except total and average loan amounts in billions	Total loans	90 days or more past due (1)			Average loans	Net credit losses (1)
Product View:	2008	2008	2007	2006	2008	2008	2007	2006
Global Cards
North America	$45.2	$1,298	$896	$798	$43.6	$2,970	$2,054	$1,928
Ratio		2.87%	1.88%	1.60%		6.81%	4.69%	4.09%
EMEA	14.2	369	233	114	15.6	664	340	303
Ratio		2.60%	1.53%	1.60%		4.23%	2.80%	4.94%
Latin America	11.5	561	551	380	13.8	1,682	1,025	552
Ratio		4.86%	3.92%	3.84%		12.17%	8.60%	6.91%
Asia	16.6	262	249	207	17.0	602	458	425
Ratio		1.57%	1.50%	1.54%		3.53%	3.15%	3.48%
Consumer Banking
North America	284.4	11,271	6,453	3,655	298.2	8,098	3,015	1,834
Ratio		3.96%	2.13%	1.34%		2.71%	1.04%	0.72%
EMEA	21.6	547	322	373	24.5	718	524	336
Ratio		2.54%	1.32%	2.12%		2.92%	2.36%	2.09%
Latin America	14.0	422	457	364	15.1	621	251	147
Ratio		3.01%	3.07%	3.30%		4.10%	1.90%	1.44%
Asia	52.7	522	457	459	57.5	1,841	1,587	1,257
Ratio		0.99%	0.77%	0.89%		3.19%	2.90%	2.59%
GWM	55.5	289	30	21	63.5	52	1	(4)
Ratio		0.52%	0.05%	0.05%		0.08%	0.00%	(0.01)%
On-balance-sheet loans (2)	$515.7	$15,541	$9,648	$6,371	$548.8	$17,248	$9,255	$6,778
Ratio		3.01%	1.73%	1.33%		3.13%	1.79%	1.52%
Securitized receivables (all in NA Cards)	$105.9	$2,655	$1,864	$1,616	$106.9	$7,407	$4,728	$3,986
Credit card receivables held-for-sale (3)	—	—	15	—	0.5	—	—	5
Managed loans (4)	$621.6	$18,196	$11,527	$7,987	$656.2	$24,655	$13,983	$10,769
Ratio		2.92%	1.73%	1.38%		3.75%	2.26%	1.98%
Regional view:
North America	$365.7	$12,815	$7,376	$4,465	$380.5	$11,092	$5,072	$3,761
Ratio		3.50%	1.89%	1.27%		2.91%	1.38%	1.14%
EMEA	42.7	922	555	488	49.6	1,385	862	640
Ratio		2.16%	1.14%	1.65%		2.79%	2.06%	2.44%
Latin America	27.9	983	1,008	744	31.7	2,303	1,277	700
Ratio		3.51%	3.21%	3.23%		7.25%	4.63%	3.43%
Asia	79.4	821	709	674	87.0	2,468	2,044	1,677
Ratio		0.97%	0.81%	0.92%		2.83%	2.58%	2.44%
On-balance-sheet loans (2)	$515.7	$15,541	$9,648	$6,371	$548.8	$17,248	$9,255	$6,788
Ratio		3.01%	1.73%	1.33%		3.13%	1.79%	1.52%
Securitized receivables (all in NA Cards)	$105.9	$2,655	$1,864	$1,616	$106.9	$7,407	$4,728	$3,986
Credit card receivables held-for-sale (3)	—	—	15	—	0.5	—	—	5
Managed loans (4)	$621.6	$18,196	$11,527	$7,987	$656.2	$24,655	$13,983	$10,769
Ratio		2.92%	1.73%	1.38%		3.75%	2.26%	1.98%

(1)	The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period and average loans, respectively, both net of unearned income.
(2)	Total loans and total average loans exclude certain interest and fees on credit cards of approximately $3 billion and $2 billion, respectively, which are included in Consumer loans on the Consolidated Balance Sheet.
(3)	Included in Other assets on the Consolidated Balance Sheet.
(4)	This table presents credit information on a held basis and shows the impact of securitizations to reconcile to a managed basis. Only North America Cards from a product view, and North America from a regional view, are affected. Managed-basis reporting is a non-GAAP measure. Held-basis reporting is the related GAAP measure. See a discussion of managed-basis reporting on page 57.

Consumer Loan Balances, Net of Unearned Income

	End of period			Average
In billions of dollars	2008	2007	2006	2008	2007	2006
On-balance-sheet (1)	$515.7	$557.8	$478.2	$548.8	$516.4	$446.2
Securitized receivables (all in NA Cards)	105.9	108.1	99.6	106.9	98.9	96.4
Credit card receivables held-for-sale (2)	—	1.0	—	0.5	3.0	0.3
Total managed (3)	$621.6	$666.9	$577.8	$656.2	$618.3	$542.9

(1)	Total loans and total average loans exclude certain interest and fees on credit cards of approximately $3 billion and $2 billion, respectively, for 2008, $3 billion and $2 billion, respectively, for 2007, and $2 billion and $3 billion, respectively, for 2006, which are included in Consumer loans on the Consolidated Balance Sheet.
(2)	Included in Other assets on the Consolidated Balance Sheet.
(3)	This table presents loan information on a held basis and shows the impact of securitization to reconcile to a managed basis. Managed-basis reporting is a non-GAAP measure. Held-basis reporting is the related GAAP measure. See a discussion of managed-basis reporting on page 178 and 108.

Citigroup’s total allowance for loans, leases and unfunded lending commitments of $30.503 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup’s allowance for loan losses attributed to the Consumer portfolio was $22.366 billion at December 31, 2008, $12.393 billion at December 31, 2007 and $6.006 billion at December 31, 2006. The increase in the allowance for loan losses from December 31, 2007 of $9.973 billion included net builds of $11.034 billion.

The builds consisted of $10.785 billion in Global Cards and Consumer Banking ($8.216 billion in North America and $2.569 billion in regions outside North America), and $249 million in Global Wealth Management.

The build of $8.216 billion in North America primarily reflected an increase in the estimate of losses across all portfolios based on weakening leading credit indicators, including increased delinquencies on first and second mortgages, unsecured personal loans, credit cards and auto loans. The build also reflected trends in the U.S. macroeconomic environment, including the housing market downturn, rising unemployment and portfolio growth. The build of $2.569 billion in regions outside North America primarily reflected portfolio growth the impact of recent acquisitions, and credit deterioration in Mexico, Brazil, the U.K., Spain, Greece, India and Colombia.

On-balance-sheet consumer loans of $515.7 billion decreased $42.1 billion, or 8%, from December 31, 2007, primarily driven by a decrease in residential real estate lending in North America Consumer Banking as well as the impact of foreign currency translation across Global Cards, Consumer Banking and GWM.

Citigroup Mortgage Foreclosure Moratoriums

On February 13, 2009, Citigroup announced the initiation of a foreclosure moratorium on all Citigroup-owned first mortgage loans that are the principal residence of the owner as well as all loans serviced by the Company where the Company has reached an understanding with the owner. The moratorium was effective February 12, 2009, and will extend until the earlier of the U.S. government’s loan modification program (described below) or March 12, 2009. The Company will not initiate or complete any new foreclosures on eligible owners during this time.

The above foreclosure moratorium expands on the Company’s current foreclosure moratorium pursuant to which Citigroup will not initiate or complete a foreclosure sale on any eligible owner where Citigroup owns the mortgage and the owner is seeking to stay in the home (which is the owner’s primary residence), is working in good faith with the Company and has sufficient income for affordable mortgage payments. Since the start of the housing crisis in 2007, Citigroup has worked successfully with approximately 440,000 homeowners to avoid potential foreclosure on combined mortgages totaling approximately $43 billion.

Proposed U.S. Mortgage Modification Legislation

In January 2009, both the U.S. Senate and House of Representatives introduced legislation (the Legislation) that would give bankruptcy courts the authority to modify mortgage loans originated on borrowers’ principal residences in Chapter 13 bankruptcy. Support for some version of this Legislation has been endorsed by the Obama Administration. The modification provisions of the Legislation require that the mortgage loan to be modified be originated prior to the effective date of the Legislation, and that the debtor receive a notice of foreclosure and attempt to contact the mortgage lender/servicer regarding modification of the loan.

It is difficult to project the impact the Legislation may have on the Company’s consumer secured and unsecured lending portfolio and capital market positions. Any impact will be dependent on numerous factors, including the final form of the Legislation, the implementation guidelines for the Administration’s housing plan, the number of borrowers who file for bankruptcy after enactment of the Legislation and the response of the markets and credit rating agencies.

Consumer Credit Outlook

Consumer credit losses in 2009 are expected to increase from prior-year levels due to the following:

•	Continued deterioration in the U.S. housing and labor markets and higher levels of bankruptcy filings are expected to drive higher losses in both the secured and unsecured portfolios.
•	Negative economic outlook around the globe, most notably in EMEA, will continue to lead to higher credit costs in Global Cards and Consumer Banking.

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

In managing this risk, Citigroup hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities, and purchased securities classified as trading (primarily mortgage-backed securities including principal-only strips).

Since the change in the value of these hedging instruments does not perfectly match the change in the value of the MSRs, Citigroup is still exposed to what is commonly referred to as “basis risk.” Citigroup manages this risk by reviewing the mix of the various hedging instruments referred to above on a daily basis.

Citigroup’s MSRs totaled $5.567 billion and $8.380 billion at December 31, 2008 and 2007, respectively. For additional information about the Company’s MSRs, see Note 19 to the Consolidated Financial Statements on page 165.

As part of the mortgage lending activity, Citigroup commonly enters into purchase commitments to fund residential mortgage loans at specific interest rates within a given period of time, generally up to 60 days after the rate has been set. If the resulting loans from these commitments will be classified as loans held-for-sale, Citigroup accounts for the commitments as derivatives under SFAS 133. Accordingly, changes in the fair value of these commitments, which are driven by changes in mortgage interest rates, are recognized in current earnings after taking into consideration the likelihood that the commitment will be funded. However, a value is not assigned to the MSRs until after the loans have been funded and sold.

Citigroup hedges its exposure to the change in the value of these commitments by utilizing hedging instruments similar to those referred to above.

The Company has risk-sharing agreements with various Mortgage Insurance (MI) companies through company-owned captive reinsurance entities. Under these arrangements, the Company shares in MI premium revenue and participates in losses above a predetermined level (floor), limited by a predetermined loss amount (ceiling), at which time additional losses revert back to the MI companies. The agreements currently support a total of $28.1 billion of loans with $7.1 billion of MI coverage, principally on loans sold to government agencies. During 2008, projections by the MI companies indicated that losses for some books of business were likely to exceed the floor and the Company recorded $67 million in reserves. Total maximum exposure under these captive reinsurance agreements is $1.3 billion.

U.S. Consumer Mortgage Lending Portfolio

The Company’s U.S. Consumer mortgage portfolio consists of both first and second mortgages, originated primarily by the N.A. Consumer Banking business. As of December 31, 2008, the first mortgage portfolio totaled approximately $134 billion while the second mortgage portfolio was approximately $59 billion.

In some cases, some specific portfolios have been excluded from or added to the information presented below, generally due to differences in methodology or variations in the manner in which information is captured. We have noted such exclusions or additions in instances where the Company believes they could be material to reconcile the information presented. North America Residential Real Estate lending disclosure excludes approximately $19 billion of consumer mortgage loans in Global Wealth Management (GWM). The GWM loans are primarily in the U.S. business and typically have better aggregate risk characteristics than those in the U.S. Consumer portfolio.

Approximately 83% of the first mortgage portfolio had FICO (Fair Isaac Corporation) credit scores of at least 620 at origination; the remainder was originated with FICO scores of less than 620. As a consequence of the difficult economic environment and the decrease in housing prices, loan-to-value (LTV) ratios and FICO scores have deteriorated since origination as depicted in the table below. On a refreshed basis, approximately 26% of first mortgages had a FICO score below 620, compared to around 17% at origination.

Balances: December 31, 2008—First Mortgages

Note: First mortgage table excludes Canada and Puerto Rico ($2.0 billion) and First Collateral Services ($0.1 billion commercial loans portfolio). Refreshed FICO scores based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the S&P/Case-Shiller Home Price Index or the Office of Federal Housing Enterprise Oversight Housing Price Index. Tables exclude $2.6 billion from At Origination balances and $9.9 billion from Refreshed balances for which FICO and LTV data was unavailable. 90+ DPD delinquency rate for the excluded mortgages is 4.69% and 4.06% respectively, vs. 5.66% for total portfolio. Excluding Government insured loans (described below), the 90+DPD delinquency rate for the first mortgage portfolio is 5.13%.

The Company’s first mortgage portfolio includes $3.3 billion of loans with Federal Housing Administration or Veterans Administration guarantees. These portfolios consist of loans originated to low-to-moderate-income borrowers with lower FICO scores and generally have higher LTVs. These loans have high delinquency rates (approximately 35% 90+DPD) but, given the government insurance, the Company has experienced negligible credit losses on these loans. The first mortgage portfolio also includes $2.0 billion of loans with LTVs above 80% which have insurance through private mortgage insurance companies and $4.7 billion of loans subject to Long-Term Standby Commitments1 with Government Sponsored Enterprises (GSE), for which the Company has limited exposure to credit losses.

In the second mortgage portfolio, the majority of loans are in the higher FICO categories. However, the challenging economic conditions have created a migration towards lower FICO scores and higher LTV ratios. Approximately 43% of that portfolio had refreshed loan-to-value ratios of 90% or more, compared to about 30% at origination.

1	A Long-Term Standby Commitment (LTSC) is a structured transaction in which the Company transfers the credit risk of certain eligible loans to an investor in exchange for a fee. These loans remain on balance sheet unless they reach a certain delinquency level (between 120 and 180 days), in which case the LTSC investor is required to buy the loan at par.

Balances: December 31, 2008—Second Mortgages

Note: Refreshed FICO scores based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the S&P/Case-Shiller Home Price Index or the Office of Federal Housing Enterprise Oversight Housing Price Index. Tables exclude $0.7 billion from At Origination balances and $0.1 billion from Refreshed balances for which FICO and LTV data was unavailable. 90+ DPD delinquency rate for the excluded mortgages is 1.72% and 2.10% respectively, vs. 2.39% for total portfolio.

The second mortgage portfolio includes $2.9 billion of insured loans with LTVs above 90% and $2.6 billion of loans subject to Long-Term Standby Commitments with GSE, for which the Company has limited exposure to credit losses.

The following tables provide delinquency statistics for loans 90 or more days past due (90+DPD) in both the first and second mortgage portfolios. Loans with FICO scores of less than 620 exhibit significantly higher delinquencies than in any other FICO band, particularly on a refreshed basis. This difference is most noticeable for loans with refreshed FICOs of less than 620 and LTVs of at least 90%: first mortgages had a 90+DPD of 25.4%, while second mortgages were at 24.5%.

Delinquencies: 90+DPD—First Mortgages

Note: 90+DPD are based on balances referenced in the tables above.

Delinquencies: 90+DPD—Second Mortgages

Note: 90+DPD are based on balances referenced in the tables above. Second mortgages with FICOs below 620 at origination are less than 1% of the total, and the Company provides 90+DPD delinquency rates as a measure of their performance.

In light of increased delinquencies in the U.S. Consumer mortgage portfolios, during 2008 the Company expanded its allowance for loan losses related to these portfolios by approximately $4.5 billion. As of the end of 2008, the coincident reserve coverage ratio for the first and second mortgage portfolios was at 15.7 months and 13.8 months, respectively.

The following charts detail the quarterly trends in delinquencies for the Company’s first and second U.S. Consumer mortgage portfolios.

As set forth in the chart, delinquencies have increased substantially:

•

The first mortgage delinquency trend shows that year-end delinquency levels have more than doubled 2003 levels. A further breakout of the FICO below 620 segment indicates that delinquencies in this segment are two times higher than in the overall first mortgage portfolio.

•

Delinquency rates in the second mortgage portfolio are at historically high levels, particularly in the 90% or higher LTV segment. This segment has a year-end delinquency rate almost twice as high as the rate for the overall second mortgage portfolio.

Net credit losses have also increased significantly. First mortgages’ net credit losses as a percentage of average loans increased by close to 4.5 times since the end of 2007, while that of second mortgages tripled.

First mortgage net credit losses as a percentage of average loans are nearly half the level of those in the second mortgage portfolio, despite much higher delinquencies in the first mortgage portfolio. Two major factors explain this relationship:

•	First mortgages include government-guaranteed loans.
•	Second mortgages are much more likely to go directly from delinquency to charge-off without going into foreclosure.

During 2008, the Company increased its efforts to contain the rise in delinquencies and mitigate losses. The Company continues to tighten credit requirements through higher FICOs, lower LTVs, increased documentation and verifications. This shift has resulted in loans originated in 2008 having higher FICO scores and lower LTVs, on average, than those originated in 2007.

Note: comprised of the Citibank first mortgage portfolios and the CitiFinancial Real Estate portfolio. It includes deferred fees/costs and loans held for sale. 90+DPD based on end of period balances of $137.5 billion.

Note: comprised of the Citibank Home Equity portfolios; 90+DPD rate calculated by combined MBA/OTS methodology. 90+DPD based on end of period balances of $59.6 billion.

Second, the Company continues to evaluate each of its portfolios to identify those customers who might be eligible to refinance or modify their mortgages and stay in their homes, offering them different solutions. The Citi Homeowner Assistance program is an example of such efforts, preemptively reaching out to homeowners not currently behind on their mortgage payments, but that may require help to remain current on their mortgages. These efforts focus particularly on borrowers in geographies facing extreme economic distress.

Third, the Company has initiated various mortgage foreclosure moratoriums. See “Citigroup Mortgage Foreclosure Moratoriums” on page 59.

The following tables detail the Company’s first and second U.S. Consumer mortgage portfolio by origination channels, geographic distribution and origination vintage.

By Origination Channel

The Company’s U.S. Consumer mortgage portfolio was originated from three main channels: retail, broker and correspondent.

•	Retail: loans originated through a direct relationship with the borrower.
•	Broker: loans originated through a mortgage broker, where the Company underwrites the loan directly with the borrower.
•

Correspondent: loans originated and funded by a third party, where the Company purchases the closed loans after the correspondent has funded the loan. Includes loans acquired in large bulk purchases from other mortgage originators. These types of purchases, used primarily in 2006 and 2007, mainly focused on non-prime and second-lien loans to be held on Citigroup’s balance sheet. This method of acquisition was discontinued in 2007, and the current correspondent channel focuses on acquisition of loans eligible for sale to the GSEs.

First Mortgages: December 31, 2008

Note: Data at origination. $134 billion portfolio excludes Canada and Puerto Rico, First Collateral Services (commercial portfolio), deferred fees/costs, loans held-for-sale and loans sold with recourse. Excluding Government insured loans, 90+DPD for the first mortgage portfolio is 5.13%.

As of December 31, 2008, approximately 43% of the first mortgage portfolio was originated through the correspondent channel, a reduction from approximately 47% as of the end of 2007. Given that loans originated through correspondents have exhibited higher 90+DPD delinquency rates than retail originated mortgages, the Company terminated business with a number of correspondent sellers in 2007 and 2008. During 2008, over 96% of the loans originated through this channel were eligible to be sold to the GSEs. During 2008, the Company has severed relationships with a number of brokers, only maintaining those who have produced strong, high-quality and profitable volume.

Second Mortgages: December 31, 2008

Note: Data at origination. Second mortgage 90+DPD rate calculated by OTS methodology.

For second mortgages, approximately 54% of the loans were originated through third-party channels. As these mortgages have demonstrated a higher incidence of delinquencies, the Company no longer originates second mortgages through third-party channels, which represented 59% of the portfolio as of the end of 2007.

By State

Approximately half of the Company’s U.S. Consumer mortgage portfolio remains concentrated in five states: California, New York, Florida, Illinois, and Texas. Those states represent 49% of first mortgages and 57% of second mortgages.

During 2008, unemployment was the key driver of delinquencies: despite sharp differences in the quality of their portfolio, California and Florida experienced above average rises in 90+DPD. California, which has only 3% of its first mortgage portfolio originated in the FICO<620 band, experienced a 2.7 times rise in delinquencies, to 4.13%. Florida, which has 21% of its loans in that FICO band, also suffered a similar rise in delinquencies, albeit to a much higher rate of 12.24%. Texas, despite having 34% of its portfolio originated with FICO<620, experienced a relatively mild rise in delinquencies, a consequence of its below average increase in unemployment rate.

First Mortgages: December 31, 2008

Note: Data at origination. $134 billion portfolio excludes Canada and Puerto Rico, First Collateral Services (commercial portfolio), deferred fees/costs, loans held for sale and loans sold with recourse. Excluding Government insured loans, 90+DPD for the first mortgage portfolio is 5.13%.

In the second mortgage portfolio, Florida and California maintained above-average delinquencies, with approximately 18% and 22% of their loans originated in the LTV ≥90% band.

Second Mortgages: December 31, 2008

Note: Data at origination. Second mortgage 90+DPD rate calculated by OTS methodology.

By Vintage

Approximately half of the Company’s U.S. Consumer mortgage portfolio consisted of 2006 and 2007 vintages, which demonstrated above average delinquencies. In first mortgages, approximately 45% of the portfolio is of 2006 and 2007 vintages, which on aggregate have a 90+DPD of 8.15%, well above the 5.66% of the overall portfolio. Approximately 43% is pre-2005 vintage, with an aggregated delinquency of 4.28%. In second mortgages, slightly over 61% of the portfolio is of 2006 and 2007 vintages and approximately 33% is pre-2005 vintage.

First Mortgages: December 31, 2008

Note: Data at origination. $134 billion portfolio excludes Canada and Puerto Rico, First Collateral Services (commercial portfolio), deferred fees/costs, loans held for sale and loans sold with recourse. Excluding Government insured loans, 90+DPD for the first mortgage portfolio is 5.13%.

Second Mortgages: December 31, 2008

Note: Data at origination. Second mortgage 90+DPD rate calculated by OTS methodology.

CORPORATE CREDIT RISK

For corporate clients and investment banking activities across Citigroup, the credit process is grounded in a series of fundamental policies, including:

•	joint business and independent risk management responsibility for managing credit risks;
•	a single center of control for each credit relationship that coordinates credit activities with that client;
•	portfolio limits to ensure diversification and maintain risk/capital alignment;
•	a minimum of two authorized-credit-officer signatures required on extensions of credit, one of which must be from a credit officer in credit risk management;
•	risk rating standards, applicable to every obligor and facility; and
•	consistent standards for credit origination documentation and remedial management.

The following table represents the corporate credit portfolio, before consideration of collateral, by maturity at December 31, 2008. The corporate portfolio is broken out by direct outstandings which include drawn loans, overdrafts, interbank placements, bankers’ acceptances, certain investment securities and leases and unfunded commitments which include unused commitments to lend, letters of credit and financial guarantees.

Corporate Credit Portfolio

			At December 31, 2008
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$161	$100	$9	$270
Unfunded lending commitments	206	141	12	359
Total	$367	$241	$21	$629

			At December 31, 2007
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$190	$97	$12	$299
Unfunded lending commitments	277	183	11	471
Total	$467	$280	$23	$770

Portfolio Mix

The corporate credit portfolio is diverse across counterparty, industry and geography. The following table shows direct outstandings and unfunded commitments by region:

	December 31, 2008	December 31, 2007
North America	48%	48%
Asia	13	14
Latin America	8	8
EMEA	31	30
Total	100%	100%

The maintenance of accurate and consistent risk ratings across the corporate credit portfolio facilitates the comparison of credit exposure across all lines of business, geographic regions and products.

Obligor risk ratings reflect an estimated probability of default for an obligor and are derived primarily through the use of statistical models (which are validated periodically), external rating agencies (under defined circumstances) or approved scoring methodologies. Facility risk ratings are assigned, using the obligor risk rating, and then factors that affect the loss-given default of the facility, such as support or collateral, are taken into account.

Internal obligor ratings equivalent to BBB and above are considered investment grade. Ratings below the equivalent of the BBB category are considered non-investment grade.

The following table presents the corporate credit portfolio by facility risk rating at December 31, 2008 and 2007, as a percentage of the total portfolio:

	Direct outstandings and unfunded commitments
	2008	2007
AAA/AA/A	57%	53%
BBB	24	24
BB/B	13	20
CCC or below	6	2
Unrated	—	1
Total	100%	100%

The corporate credit portfolio is diversified by industry, with a concentration only in the financial sector, including banks, other financial institutions, insurance companies, investment banks and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total corporate portfolio:

	Direct outstandings and unfunded commitments
	2008	2007
Government and central banks	12%	8%
Investment banks	7	8
Banks	7	7
Other financial institutions	5	4
Utilities	5	4
Insurance	4	4
Petroleum	4	4
Agriculture and food preparation	4	4
Telephone and cable	3	6
Industrial machinery and equipment	3	3
Global information technology	3	3
Chemicals	3	3
Autos	2	2
Metals	2	3
Other industries (1)	36	37
Total	100%	100%

(1)	Includes all other industries, none of which exceeds 2% of total outstandings.

Credit Risk Mitigation

As part of its overall risk management activities, the Company uses credit derivatives and other risk mitigants to hedge portions of the credit risk in its portfolio, in addition to outright asset sales. The purpose of these transactions is to transfer credit risk to third parties. The results of the mark-to-market and any realized gains or losses on credit derivatives are reflected in the Principal transactions line on the Consolidated Statement of Income. At December 31, 2008 and 2007, $95.5 billion and $123.7 billion, respectively, of credit risk exposure were economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other risk mitigants. The reported amounts of direct outstandings and unfunded commitments in this report do not reflect the impact of these hedging transactions. At December 31, 2008 and 2007, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution:

Rating of Hedged Exposure

	2008	2007
AAA/AA/A	54%	53%
BBB	32	34
BB/B	9	11
CCC or below	5	2
Total	100%	100%

At December 31, 2008 and 2007, the credit protection was economically hedging underlying credit exposure with the following industry distribution:

Industry of Hedged Exposure

	2008	2007
Utilities	10%	9%
Telephone and cable	9	11
Agriculture and food preparation	7	6
Petroleum	7	7
Industrial machinery and equipment	6	5
Insurance	5	5
Chemicals	5	4
Retail	5	5
Other financial institutions	4	5
Autos	4	5
Pharmaceuticals	4	4
Natural gas distribution	4	3
Global information technology	4	3
Metals	3	3
Investment banks	2	3
Other industries (1)	21	22
Total	100%	100%

(1)	Includes all other industries, none of which is greater than 2% of the total hedged amount.

For further discussion regarding credit derivatives see Note 29 on page 208.

GLOBAL CORPORATE PORTFOLIO REVIEW

Corporate loans are identified as impaired and placed on a non-accrual basis (cash basis) when it is determined that the payment of interest or principal is doubtful or when interest or principal is past due for 90 days or more; the exception is when the loan is well secured and in the process of collection. Impaired corporate loans are written down to the extent that the principal is judged to be uncollectible. Impaired collateral-dependent loans are written down to the lower of cost or collateral value, less disposal costs.

See “Non-Accrual Loans” on page 55 for details on the corporate non-accrual portfolio.

There is no industry-wide definition of non-performing assets. As such, analysis against the industry is not always comparable. The following table summarizes corporate non-accrual loans, which are a part of the Company’s non-performing assets, and net credit losses.

In millions of dollars	2008	2007	2006
Corporate non-accrual loans
North America	$2,160	$290	$59
EMEA	6,630	1,173	186
Latin America	238	127	173
Asia	541	168	117
Total corporate non-accrual loans (1)	$9,569	$1,758	$535
Net credit losses (recoveries)
Securities and Banking	$1,711	$649	$49
Transaction Services	62	24	27
Corporate/Other	—	(2)	6
Total net credit losses (recoveries)	$1,773	$671	$82
Corporate allowance for loan losses	$7,250	$3,724	$2,934
Corporate allowance for credit losses on unfunded lending commitments (2)	887	1,250	1,100
Total corporate allowance for loans, leases and unfunded lending commitments	$8,137	$4,974	$4,034
As a percentage of total corporate loans (3)	4.15%	2.01%	1.76%

(1)	Excludes purchased distressed loans as they are accreting interest in accordance with SOP 03-3. The carrying value of these loans was $1,510 million at December 31, 2008, $2,373 million at December 31, 2007, and $949 million at December 31, 2006.
(2)	Represents additional reserves recorded in Other liabilities on the Consolidated Balance Sheet.
(3)	Does not include the allowance for unfunded lending commitments.

Cash-basis loans on December 31, 2008 increased $7.811 billion from 2007, of which $5.457 billion was in EMEA and $1.870 billion was in North America. This increase is primarily attributable to the transfer of non-accrual loans from the held-for-sale portfolio to the held-for-investment portfolio during the fourth quarter of 2008. These loans were previously accounted for on a LOCOM basis and were transferred at their carrying value, which was net of any write-downs previously recorded. If, instead of recording direct markdowns, the loans were included in the loan balance at par and the markdowns were included in reserves, the ratio of corporate allowance for loan losses to non-accrual loans would have been approximately 100%.

Cash-basis loans on December 31, 2007 increased $1.223 billion from 2006 primarily due to the impact of subprime activity in the U.K. and U.S. markets.

Total corporate loans outstanding at December 31, 2008 were $175 billion compared to $186 billion at December 31, 2007.

Total NCL of $1.773 billion in 2008 increased $1.102 billion from 2007, primarily due to significant write-downs reflecting the continued weakening of the economy. Total corporate net credit losses of $671 million in 2007 increased $589 million from 2006, primarily related to the $535 million in write-offs on loans with subprime-related direct exposure.

Citigroup’s total allowance for loans, leases and unfunded lending commitments of $30.503 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup’s allowance for credit losses attributed to the corporate portfolio was $8.137 billion at December 31, 2008, $4.974 billion at December 31, 2007 and $4.034 billion at December 31, 2006. The $3.163 billion increase in the corporate allowance at December 31, 2008 from December 31, 2007 primarily reflects a weakening in overall portfolio credit quality, as well as loan-loss reserves for specific counterparties. The $940 million increase in the corporate allowance at December 31, 2007 from December 31, 2006 primarily reflects a weakening in overall portfolio credit quality, as well as loan-loss reserves for specific counterparties. The loan-loss reserves for specific counterparties include $327 million for subprime-related direct exposures. Losses on corporate lending activities and the level of cash-basis loans can vary widely with respect to timing and amount, particularly within any narrowly defined business or loan type.

EXPOSURE TO U.S. REAL ESTATE IN SECURITIES AND BANKING

Subprime-Related Exposure in Securities and Banking

The following table summarizes Citigroup’s U.S. subprime-related direct exposures in Securities and Banking (S&B) at December 31, 2007 and 2008:

In billions of dollars	December 31, 2007 exposures	2008 write- downs (1)		2008 sales/ transfers (2)		December 31, 2008 exposures
Direct ABS CDO super senior exposures:
Gross ABS CDO super senior exposures (A)	$39.8					$18.9
Hedged exposures (B)	10.5					6.9
Net ABS CDO super senior exposures:
ABCP/CDO (3)	20.6	$(9.0)		$(1.7)		9.9
High grade	4.9	(2.5	) (4)	(1.6)		0.8
Mezzanine	3.6	(1.4	) (4)	(1.0)		1.3
ABS CDO-squared	0.2	(0.2)		0.0		0.0
Total net ABS CDO super senior exposures (A-B=C)	$29.3	$(13.1)		$(4.2	) (5)	$12.0
Lending and structuring exposures:
CDO warehousing/unsold tranches of ABS CDOs	$0.2	$(0.1)		$0.0		$0.1
Subprime loans purchased for sale or securitization	4.0	(1.3)		(1.4)		1.3
Financing transactions secured by subprime	3.8	(0.4	) (4)	(2.6)		0.7
Total lending and structuring exposures (D)	$8.0	$(1.8)		$(4.0)		$2.0
Total net exposures C+D (6)	$37.3	$(14.9)		$(8.3)		$14.1
Credit adjustment on hedged counterparty exposures (E) (7)		$(5.7)
Total net write-downs (C+D+E)		$(20.7)

Note:	Table may not foot or cross-foot due to roundings.
(1)	Includes net profits and losses associated with liquidations and amounts recorded on credit cash.
(2)	Reflects sales, transfers and repayment or liquidations of principal.
(3)	Consists of older-vintage, high-grade ABS CDOs.
(4)	Includes $579 million recorded in credit costs.
(5)	A portion of the underlying securities was purchased in liquidations of CDOs and reported as Trading account assets. As of December 31, 2008, $227 million relating to deals liquidated was held in the trading books.
(6)	Composed of net CDO super-senior exposures and gross lending and structuring exposures.
(7)	SFAS 157 adjustment related to counterparty credit risk.

Subprime-Related Direct Exposure in Securities and Banking

The Company had approximately $14.1 billion in net U.S. subprime-related direct exposures in its S&B business at December 31, 2008.

The exposure consisted of (a) approximately $12.0 billion of net exposures in the super senior tranches (i.e., the most senior tranches) of CDOs, which are collateralized by asset-backed securities, derivatives on asset-backed securities, or both (ABS CDOs), and (b) approximately $2.1 billion of exposures in its lending and structuring business.

Direct ABS CDO Super Senior Exposures

The net $12.0 billion in ABS CDO super senior exposures as of December 31, 2008 is collateralized primarily by subprime residential mortgage-backed securities (RMBS), derivatives on RMBS, or both. These exposures include $9.9 billion in the super senior tranches of ABS CDOs initially issued as commercial paper (ABCP) and approximately $2.1 billion of other super senior tranches of ABS CDOs.

Citigroup’s CDO super senior subprime direct exposures are Level 3 assets and are subject to valuation based on significant unobservable inputs. Fair value of these exposures (other than high grade and mezzanine as described below) is based on estimates of future cash flows from the mortgage loans underlying the assets of the ABS CDOs. To determine the performance of the underlying mortgage loan portfolios, the Company estimates the prepayments, defaults and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates, and borrower and loan attributes, such as age, credit scores, documentation status, loan-to-value (LTV) ratios and debt-to-income (DTI) ratios. The model is calibrated using available mortgage loan information including historical loan performance. In addition, the methodology estimates the impact of geographic concentration of mortgages and the impact of reported fraud in the origination of subprime mortgages. An appropriate discount rate is then applied to the cash flows generated for each ABCP- and CDO-squared tranche, in order to estimate its current fair value. See “Significant Accounting Policies and Significant Estimates” on page 18.

When necessary, the valuation methodology used by Citigroup is refined and the inputs used for purposes of estimation are modified, in part, to reflect ongoing market developments. More specifically, the inputs of home price appreciation (HPA) assumptions and delinquency data were updated throughout the year along with discount rates that are based upon a weighted average combination of implied spreads from single-name ABS bond prices and ABX indices, as well as CLO spreads.

The 2008 fourth quarter housing-price changes were estimated using a forward-looking projection. In the second half of 2008, this projection incorporated the Loan Performance Index, whereas in the first half of 2008, it incorporated the S&P Case Shiller Index. This change was made because the Loan Performance Index provided more comprehensive geographic data. In addition, the Company’s mortgage default model also uses recent mortgage performance data, a period of sharp home price declines and high levels of mortgage foreclosures.

The valuation as of December 31, 2008, assumes a cumulative decline in U.S. housing prices from peak to trough of 33%. This rate assumes declines of 16% and 13% in 2008 and 2009, respectively, the remainder of the 33% decline having already occurred before the end of 2007.

In addition, during the last three quarters of 2008, the discount rates were based on a weighted average combination of the implied spreads from single-name ABS bond prices, ABX indices and CLO spreads, depending on vintage and asset types. To determine the discount margin, the Company applies the mortgage default model to the bonds underlying the ABX indices and other referenced cash bonds and solves for the discount margin that produces the market prices of those instruments.

In the third quarter of 2008, the valuation of the high-grade and mezzanine ABS CDO positions was changed from model valuation to trader prices based on the underlying assets of each high-grade and mezzanine ABS CDO. Unlike the ABCP- and CDO-squared positions, the high-grade and mezzanine positions are now largely hedged through the ABX and bond short positions, which are, by necessity, trader priced. Thus, this change brings closer symmetry in the way these long and short positions are valued by the Company. Additionally, there were a number of liquidations of high-grade and mezzanine positions during the third quarter. These were at prices close to the value of trader prices. The liquidation proceeds in total were also above the June 30, 2008 carrying amount of the positions liquidated. Citigroup intends to use trader marks to value this portion of the portfolio going forward so long as it remains largely hedged.

The primary drivers that currently impact the model valuations are the discount rates used to calculate the present value of projected cash flows and projected mortgage loan performance. In valuing its direct ABCP- and CDO-squared super senior exposures, the Company has made its best estimate of the key inputs that should be used in its valuation methodology. However, the size and nature of these positions as well as current market conditions are such that changes in inputs such as the discount rates used to calculate the present value of the cash flows can have a significant impact on the reported value of these exposures. For instance, each 10 basis point change in the discount rate used generally results in an approximate $32 million change in the fair value of the Company’s direct ABCP- and CDO-squared super senior exposures as of December 31, 2008. This applies to both decreases in the discount rate (which would increase the value of these assets and decrease reported write-downs) and increases in the discount rate (which would decrease the value of these assets and increase reported write-downs).

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

Lending and Structuring Exposures

The $2.1 billion of subprime-related exposures includes approximately $0.1 billion of CDO warehouse inventory and unsold tranches of ABS CDOs, approximately $1.3 billion of actively managed subprime loans purchased for resale or securitization at a discount to par during 2007 and approximately $1.3 billion of financing transactions with customers secured by subprime collateral. These amounts represent the fair value as determined using observable inputs and other market data. The majority of the change from the December 31, 2007 balances reflects sales, transfers and liquidations.

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

Exposure to Commercial Real Estate

The Company, through its business activities and as a capital markets participant, incurs exposures that are directly or indirectly tied to the global commercial real estate market. These exposures are represented primarily by the following three categories:

(1) Assets held at fair value include: $5.8 billion, of which approximately $3.5 billion are securities, loans and other items linked to commercial real estate that are carried at fair value as trading account assets, and approximately $2.3 billion of which are securities backed by commercial real estate carried at fair value as available-for-sale investments. Changes in fair value for these trading account assets are reported in current earnings, while changes in fair value for these available-for-sale investments are reported in OCI with other-than-temporary impairments reported in current earnings.

The majority of these exposures are classified as Level 3 in the fair-value hierarchy. Weakening activity in the trading markets for some of these instruments resulted in reduced liquidity, thereby decreasing the observable inputs for such valuations, and could have an adverse impact on how these instruments are valued in the future if such conditions persist.

During the fourth quarter of 2008, approximately $3.3 billion of commercial real estate loans and loan commitments that had been included in this category, because they were classified as held-for-sale and measured at the lower-of-cost-or-market (LOCOM), were reclassified to assets held at amortized cost since management’s intent for these exposures changed to held for investment.

(2) Assets held at amortized cost include approximately $2.0 billion of securities classified as held-to-maturity and $24.9 billion of loans and commitments. The held-to-maturity securities were classified as such during the fourth quarter of 2008 and were previously classified as either trading or available for sale. They are accounted for at amortized cost, subject to other-than-temporary impairment. Loans and commitments are recorded at amortized cost, less loan loss reserves. The impact from changes in credit is reflected in the calculation of the allowance for loan losses and in net credit losses.

(3) Equity and other investments include approximately $4.7 billion of equity and other investments such as limited partner fund investments which are accounted for under the equity method.

Direct Exposure to Monolines

In its Securities and Banking business, the Company has exposure to various monoline bond insurers (Monolines), listed in the table below, from hedges on certain investments and from trading positions. The hedges are composed of credit default swaps and other hedge instruments. During 2007, the Company established a $967 million credit valuation adjustment (CVA) reserve on the fair-value exposures related to these Monolines. In 2008, the Company added $5.7 billion to this reserve and recorded utilizations of $2.4 billion, bringing the December 31, 2008 balance to $4.3 billion.

The following table summarizes the market value of the Company’s direct exposures to and the corresponding notional amounts of transactions with the various Monolines as well as the aggregate credit valuation adjustment associated with these exposures as of December 31, 2008 and 2007 in S&B:

	December 31, 2008		December 31, 2007
In millions of dollars	Fair- value exposure	Notional amount of transactions	Fair- value exposure	Notional amount of transactions
Direct subprime ABS CDO super senior:
Ambac	$ 4,461	$5,357	$1,815	$5,485
FGIC	—	—	909	1,460
ACA	—	—	438	600
Radian	—	—	100	100
Subtotal direct subprime ABS CDO super senior	$ 4,461	$5,357	$3,262	$7,645
Trading assets—subprime:
Ambac	—	—	$1,150	$1,400
Trading assets—subprime	—	—	$1,150	$1,400
Trading assets—non-subprime:
MBIA	$ 1,924	$4,040	$395	$5,620
FSA	204	1,126	121	1,126
ACA	—	—	50	1,925
Assured	141	465	7	340
Radian	58	150	5	350
Ambac	21	1,106	—	1,971
Trading assets—non-subprime	$ 2,348	$6,887	$578	$11,332
Subtotal trading assets	$ 2,348	$6,887	$1,728	$12,732
Total gross fair-value direct exposure	$ 6,809		$4,990
Credit valuation adjustment	$(4,279)		$(967)
Total net fair-value direct exposure	$ 2,530		$4,023

The fair-value exposure, net of payable and receivable positions, represents the market value of the contract as of December 31, 2008 and 2007, excluding the credit valuation adjustment. The notional amount of the transactions, including both long and short positions, is used as a reference value to calculate payments. The credit valuation adjustment is a downward adjustment to the fair-value exposure to a counterparty to reflect the counterparty’s creditworthiness in respect of the obligations in question.

Credit market valuation adjustments are based on credit spreads and on estimates of the terms and timing of the payment obligations of the Monolines. Timing in turn depends on estimates of the performance of the transactions to which the Company’s exposure relates, estimates of whether and when liquidation of such transactions may occur and other factors, each considered in the context of the terms of the Monolines’ obligations.

As of December 31, 2008 and 2007, the Company had $6.9 billion and $10.5 billion, respectively, in notional amount of hedges against its direct subprime ABS CDO super senior positions. Of those amounts, $5.3 billion and $7.5 billion, respectively, were purchased from Monolines and are included in the notional amount of transactions in the table above. The fair value of the hedges provided by the Monolines against the Company’s direct subprime ABS CDO super senior positions was $4.5 billion as of December 31, 2008, and $3.3 billion as of December 31, 2007. There was $0.9 billion net fair-value exposure related to direct subprime ABS CDO super senior positions with a notional amount of $1.5 billion as of December 31, 2007, which was settled during the fourth quarter of 2008.

With respect to Citi’s trading assets, there were $2.3 billion and $1.7 billion of fair-value exposure to Monolines as of December 31, 2008 and 2007, respectively. Trading assets include trading positions, both long and short, in U.S. subprime RMBS and related products, including ABS CDOs. There was $1.2 billion net fair-value exposure related to subprime trading positions with a notional amount of $1.4 billion as of December 31, 2007, which was settled during the third quarter of 2008.

The notional amount of transactions related to the remaining non-subprime trading assets as of December 31, 2008, was $6.9 billion with a corresponding fair value exposure of $2.3 billion. The $6.9 billion notional amount of transactions comprised $1.8 billion primarily in interest-rate swaps with a corresponding fair value exposure of $3.9 million. The remaining notional amount of $5.1 billion was in the form of credit default swaps and total return swaps with a fair value exposure of $2.3 billion.

The notional amount of transactions related to the remaining non-subprime trading assets at December 31, 2007, was $11.3 billion with a corresponding fair value exposure of $578 million. The $11.3 billion notional amount of transactions comprised $4.1 billion primarily in interest-rate swaps with a fair value exposure of $34 million. The remaining notional amount of $7.2 billion was in the form of credit default swaps and total return swaps with a fair value of $544 million.

The Company has purchased mortgage insurance from various monoline mortgage insurers on first mortgage loans. The notional amount of this insurance protection was approximately $400 million and $600 million as of December 31, 2008 and 2007, respectively, with nominal pending claims against this notional amount.

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

Highly Leveraged Financing Transactions

Highly leveraged financing commitments are agreements that provide funding to a borrower with higher levels of debt (measured by the ratio of debt capital to equity capital of the borrower) than is generally the case for other companies. In recent years through mid-2008, highly leveraged financing had been commonly employed in corporate acquisitions, management buy-outs and similar transactions.

In these financings, debt service (that is, principal and interest payments) absorbs a significant portion of the cash flows generated by the borrower’s business. Consequently, the risk that the borrower may not be able to meet its debt obligations is greater. Due to this risk, the interest rates and fees charged for this type of financing are generally higher than for other types of financing.

Prior to funding, highly leveraged financing commitments are assessed for impairment in accordance with SFAS 5, and losses are recorded when they are probable and reasonably estimable. For the portion of loan commitments that relates to loans that will be held for investment, loss estimates are made based on the borrower’s ability to repay the facility according to its contractual terms. For the portion of loan commitments that relates to loans that will be held for sale, loss estimates are made in reference to current conditions in the resale market (both interest rate risk and credit risk are considered in the estimate). Loan origination, commitment, underwriting and other fees are netted against any recorded losses.

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

•	the portion that Citigroup will seek to sell is recorded as a loan held-for-sale in Other assets on the Consolidated Balance Sheet, and measured at the lower of cost or market (LOCOM); and
•	the portion that will be retained is recorded as a loan held-for-investment in Loans and measured at amortized cost less a reserve for loan losses.

Due to the dislocation of the credit markets and the reduced market interest in higher-risk/higher-yield instruments since the latter half of 2007, liquidity in the market for highly leveraged financings has been limited. This has resulted in the Company’s recording pretax write-downs on funded and unfunded highly leveraged finance exposures of $4.9 billion in 2008 and $1.5 billion in 2007.

Citigroup’s exposures for highly leveraged financing commitments totaled $10.0 billion at December 31, 2008 ($9.1 billion funded and $0.9 billion in unfunded commitments), reflecting a decrease of $33.2 billion from December 31, 2007. During the fourth quarter of 2008, Citigroup reclassified $3.3 billion of funded highly leveraged financings from held for sale to held for investment as the Company revised the holding periods for these loans. For further discussion regarding this reclassification, see “Reclassification of Financial Assets” on page 87.

In April 2008, the Company completed the transfer of approximately $12 billion of loans to third parties, of which $8.5 billion relates to highly leveraged loans and commitments. In these transactions, the third parties purchased subordinate interests backed by the transferred loans. These subordinate interests absorb first loss on the transferred loans and provide the third parties with control of the loans. The Company retained senior debt securities backed by the transferred loans. These transactions were accounted for as sales of the transferred loans. The loans were removed from the balance sheet and the retained securities are classified as Available-for-sale securities on the Company’s Consolidated Balance Sheet. The Company’s sole remaining exposure to the transferred loans are the senior debt securities and the receivables under the TRS, which have an aggregate carrying value of $8.1 billion as of December 31, 2008. The Company purchased protection on these retained senior positions from the third-party subordinate interest holders via total return swaps. The credit risk in the total return swap is protected through margin arrangements that provide for both initial margin and additional margin at specified triggers. Due to the initial cash margin received and the existing margin requirements on the total return swaps and the substantive subordinate investments made by third parties, the Company believes that the transactions largely mitigate the Company’s risk related to these transferred loans.

MARKET RISK MANAGEMENT PROCESS

Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in the “Capital Resources and Liquidity” section on page 94. Price risk is the earnings risk from changes in interest rates, foreign exchange rates, and equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

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

NON-TRADING PORTFOLIOS

INTEREST RATE RISK

One of Citigroup’s primary business functions is providing financial products that meet the needs of its customers. Loans and deposits are tailored to the customers’ requirements with regard to tenor, index, and rate type. Net interest revenue (NIR) is the difference between the yield earned on the non-trading portfolio assets (including customer loans) and the rate paid on the liabilities (including customer deposits or company borrowings). NIR is affected by changes in the level of interest rates. For example:

•

At any given time, there may be an unequal amount of assets and liabilities which are subject to market rates due to maturation or repricing. Whenever the amount of liabilities subject to repricing exceeds the amount of assets subject to repricing, a company is considered “liability sensitive.” In this case, a company’s NIR will deteriorate in a rising rate environment.

•

The assets and liabilities of a company may reprice at different speeds or mature at different times, subjecting both “liability-sensitive” and “asset-sensitive” companies to NIR sensitivity from changing interest rates. For example, a company may have a large amount of loans that are subject to repricing this period, but the majority of deposits are not scheduled for repricing until the following period. That company would suffer from NIR deterioration if interest rates were to fall.

NIR in the current period is the result of customer transactions and the related contractual rates originated in prior periods as well as new transactions in the current period; those prior-period transactions will be impacted by changes in rates on floating-rate assets and liabilities in the current period.

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

IRE tests the impact on NIR resulting from unanticipated changes in forward interest rates. For example, if the current 90-day LIBOR rate is 3% and the one-year-forward rate is 5% (i.e., the estimated 90-day LIBOR rate in one year), the +100 bps IRE scenario measures the impact on the company’s NIR of a 100 bps instantaneous change in the 90-day LIBOR to 6% in one year.

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

The exposures in the following table represent the approximate annualized risk to NIR assuming an unanticipated parallel instantaneous 100 bps change, as well as a more gradual 100 bps (25 bps per quarter) parallel change in rates compared with the market forward interest rates in selected currencies.

	December 31, 2008		December 31, 2007
In millions of dollars	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(801)	$391	$(940)	$837
Gradual change	$(456)	$81	$(527)	$540
Mexican peso
Instantaneous change	$(18)	$18	$(25)	$25
Gradual change	$(14)	$14	$(17)	$17
Euro
Instantaneous change	$(56)	$57	$(63)	$63
Gradual change	$(43)	$43	$(32)	$32
Japanese yen
Instantaneous change	$172	NM	$67	NM
Gradual change	$51	NM	$43	NM
Pound sterling
Instantaneous change	$(1)	$1	$(16)	$16
Gradual change	$—	$—	$(4)	$4

NM	Not meaningful. A 100 bps decrease in interest rates would imply negative rates for the Japanese yen yield curve.

The changes in the U.S. dollar IRE from the prior year reflect changes in the customer-related asset and liability mix, 2008 capital changes, and Citigroup’s view of prevailing interest rates.

The following table shows the risk to NIR from six different changes in the implied forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	—	100	200	(200)	(100)	—
10-year rate change (bps)	(100)	—	100	(100)	—	100
Impact to net interest revenue (in millions of dollars)	$(424)	$(435)	$(576)	$(333)	$28	$30

Trading Portfolios

Price risk in trading portfolios is monitored using a series of measures, including:

•	factor sensitivities;
•	Value-at-Risk (VAR); and
•	Stress testing.

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

Stress testing is performed on trading portfolios on a regular basis to estimate the impact of extreme market movements. It is performed on both individual trading portfolios, and on aggregations of portfolios and businesses. Independent market risk management, in conjunction with the businesses, develops stress scenarios, reviews the output of periodic stress testing exercises, and uses the information to make judgments as to the ongoing appropriateness of exposure levels and limits.

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

All trading positions are marked to market, with the result reflected in earnings. In 2008, negative trading-related revenue (net losses) was recorded for 109 of 260 trading days. Of the 109 days on which negative revenue (net losses) was recorded, 21 were greater than $400 million. The following histogram of total daily revenue or loss captures trading volatility and shows the number of days in which the Company’s trading-related revenues fell within particular ranges.

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

For Citigroup’s major trading centers, the aggregate pretax VAR in the trading portfolios was $319 million at December 31, 2008 and $191 million at December 31, 2007. Daily exposures averaged $292 million in 2008 and ranged from $220 million to $393 million.

The Subprime Group (SPG) exposures became fully integrated into VAR during the first quarter of 2008. As a result, December 31, 2008 VAR and 2008 average VAR increased by approximately $29 million and $111 million, respectively.

The following table summarizes VAR to Citigroup in the trading portfolios as of December 31, 2008 and 2007, including the total VAR, the specific risk-only component of VAR, and total—general market factors only, along with the yearly averages:

In millions of dollars	Dec. 31, 2008	2008 average	Dec. 31, 2007	2007 average
Interest rate	$320	$280	$89	$98
Foreign exchange	118	54	28	29
Equity	84	99	150	96
Commodity	15	34	45	35
Covariance adjustment	(218)	(175)	(121)	(116)
Total—all market risk factors, including general and specific risk	$319	$292	$191	$142
Specific risk-only component	$8	$21	$28	$19
Total—general market factors only	$311	$271	$163	$123

The specific risk-only component represents the level of equity and debt issuer-specific risk embedded in VAR.

The table below provides the range of VAR in each type of trading portfolio that was experienced during 2008 and 2007:

	2008		2007
In millions of dollars	Low	High	Low	High
Interest rate	$227	$339	$71	$128
Foreign exchange	23	130	21	37
Equity	58	235	55	164
Commodity	12	60	17	56

OPERATIONAL RISK MANAGEMENT PROCESS

Operational risk is the risk of loss resulting from inadequate or failed internal processes, systems or human factors, or from external events. It includes the reputation and franchise risk associated with business practices or market conduct in which the Company is involved. Operational risk is inherent in Citigroup’s global business activities and, as with other risk types, is managed through an overall framework designed to balance strong corporate oversight with well-defined independent risk management. This framework includes:

•	recognized ownership of the risk by the businesses;
•	oversight by independent risk management; and
•	independent review by Audit and Risk Review (ARR).

The goal is to keep operational risk at appropriate levels relative to the characteristics of our businesses, the markets in which we operate, our capital and liquidity, and the competitive, economic and regulatory environment. Notwithstanding these controls, Citigroup incurs operational losses.

Framework

To monitor, mitigate and control operational risk, Citigroup maintains a system of comprehensive policies and has established a consistent, value-added framework for assessing and communicating operational risk and the overall effectiveness of the internal control environment across Citigroup. An Operational Risk Council has been established to provide oversight for operational risk across Citigroup. The Council’s membership includes senior members of the Chief Risk Officer’s organization covering multiple dimensions of risk management with representatives of the Business and Regional Chief Risk Officers’ organizations and the Business Management Group. The Council’s focus is on further advancing operational risk management at Citigroup with focus on proactive identification and mitigation of operational risk and related incidents. The Council works with the business segments and the control functions to help ensure a transparent, consistent and comprehensive framework for managing operational risk globally.

Each major business segment must implement an operational risk process consistent with the requirements of this framework. The process for operational risk management includes the following steps:

•	identify and assess key operational risks;
•	establish key risk indicators;
•	produce a comprehensive operational risk report; and
•	prioritize and assure adequate resources to actively improve the operational risk environment and mitigate emerging risks.

The operational risk standards facilitate the effective communication and mitigation of operational risk both within and across businesses. As new products and business activities are developed, processes are designed, modified or sourced through alternative means and operational risks are considered. Information about the businesses’ operational risk, historical losses, and the control environment is reported by each major business segment and functional area, and summarized for Senior Management and the Citigroup Board of Directors.

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

COUNTRY AND FFIEC CROSS-BORDER RISK MANAGEMENT PROCESS

Country Risk

Country risk is the risk that an event in a foreign country will impair the value of Citigroup assets or will adversely affect the ability of obligors within that country to honor their obligations to Citigroup. Country risk events may include sovereign defaults, banking or currency crises, social instability, and changes in governmental policies (for example, expropriation, nationalization, confiscation of assets and other changes in legislation relating to international ownership). Country risk includes local franchise risk, credit risk, market risk, operational risk and cross-border risk.

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

Management oversight of cross-border risk is performed through a formal review process that includes annual setting of cross-border limits, ongoing monitoring of cross-border exposures, as well as monitoring of economic conditions globally and the establishment of internal cross-border risk management policies.

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

The table below shows all countries in which total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

	December 31, 2008								December 31, 2007
	Cross-border claims on third parties
In billions of dollars U.S.	Banks	Public	Private	Total	Trading and short-term claims (1)	Investments in and funding of local franchises	Total cross-border outstandings	Commitments (2)	Total cross-border outstandings	Commitments (2)
Germany	$11.7	$2.4	$4.2	$18.3	$16.6	$11.6	$29.9	$40.7	$29.3	$46.4
India	0.7	—	7.1	7.8	4.9	20.2	28.0	1.6	39.0	1.7
United Kingdom	15.2	—	11.1	26.3	24.0	—	26.3	196.0	24.7	366.0
Cayman Islands	0.4	0.1	21.6	22.1	20.7	—	22.1	8.1	9.0	6.9
Korea	2.1	1.1	1.4	4.6	4.4	17.4	22.0	15.7	21.9	22.0
France	10.9	2.9	7.4	21.2	17.5	0.2	21.4	55.8	24.3	107.8
Netherlands	5.2	1.1	11.4	17.7	11.4	—	17.7	57.0	23.1	20.2
Canada	1.2	0.5	4.7	6.4	5.3	9.7	16.1	35.9	15.3	55.8
Italy	1.5	7.8	2.0	11.3	9.2	3.4	14.7	16.4	18.8	5.1

(1)	Included in total cross-border claims on third parties.
(2)	Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC. Effective March 31, 2006, the FFIEC revised the definition of commitments to include commitments to local residents to be funded with local currency local liabilities.

BALANCE SHEET REVIEW

	December 31,		Increase (decrease)	% Change
In billions of dollars	2008	2007
Assets
Loans, net of unearned income and allowance for loan losses	$665	$762	$(97)	(13)%
Trading account assets	378	539	(161)	(30)
Federal funds sold and securities borrowed or purchased under agreements to resell	184	274	(90)	(33)
Investments	256	215	41	19
Other assets	455	397	58	15
Total assets	$1,938	$2,187	$(249)	(11)%
Liabilities
Deposits	$774	$826	$(52)	(6)%
Federal funds purchased and securities loaned or sold under agreements to repurchase	205	304	(99)	(33)
Short-term borrowings and long-term debt	486	574	(88)	(15)
Trading account liabilities	167	182	(15)	(8)
Other liabilities	164	188	(24)	(13)
Total liabilities	$1,796	$2,074	$(278)	(13)%
Stockholders’ equity	$142	$113	$29	26%
Total liabilities and stockholders’ equity	$1,938	$2,187	$(249)	(11)%

Loans

Loans are an extension of credit to individuals, corporations, or government institutions. Loans vary across regions and industries and primarily include credit cards, mortgages, other real estate lending, personal loans, auto loans, student loans, and corporate loans. The majority of loans are carried at cost with a minimal amount recorded at fair value in accordance with SFAS 155 and SFAS 159.

Consumer and corporate loans comprised 75% and 25%, respectively, of total loans (net of unearned income and before the allowance for loan losses).

During 2008 consumer loans decreased by $83 billion, or 14%, primarily due to:

•	$39 billion, or 14%, decrease in installment and revolving credit; and
•	$29 billion, or 10%, decrease in mortgage and real estate loans.

These decreases were partially driven by the sales of CitiCapital and the German retail banking units. Foreign exchange translation also factored into the decrease in loans, as a number of currencies weakened against the dollar.

During 2008 corporate loans decreased $15 billion, or 8%, primarily driven by a decrease of $10 billion, or 7%, in commercial and industrial loans.

During 2008, average consumer loans (net of unearned income) of $551 billion yielded an average rate of 8.6%, compared to $523 billion and 9.0% in the prior year. Average corporate loans of $184 billion yielded an average rate of 8.2% in 2008, compared to $188 billion and 8.5% in the prior year.

For further information, see “Loans Outstanding” on page 53 and Note 17 to the Consolidated Financial Statements on page 162.

Trading Account Assets (Liabilities)

Trading account assets include debt and marketable equity securities, derivatives in a receivable position, residual interests in securitizations, and physical commodities inventory. In addition, certain assets that Citigroup has elected to carry at fair value under SFAS 155 and SFAS 159, such as certain loans and purchase guarantees, are also included in trading account assets. Trading account liabilities include securities sold, not yet purchased (short positions) and derivatives in a net payable position as well as certain liabilities that Citigroup has elected to carry at fair value under SFAS 155 and SFAS 159.

All trading account assets and liabilities are reported at their fair value, except for physical commodities inventory which is carried at the lower of cost or market, with unrealized gains and losses recognized in current income.

During 2008 trading account assets decreased by $161 billion, or 30%, due to:

•

$127 billion, or 70%, decrease in corporate and other debt securities, driven by a decrease in the SIV assets, a decrease in commercial paper trading assets and the transfer of trading assets to investments held-to-maturity and available-for-sale (see “Reclassification of Financial Assets” on page 87);

•	$58 billion, or 55%, decrease in equity securities;
•	$35 billion, or 62%, decrease in mortgage loans and collateralized mortgage securities (CMOs); and
•	$9 billion, or 49%, decrease in state and municipal securities;

offset by:

•

$38 billion, or 50%, increase in revaluation gains primarily consisting of increases from interest rates, foreign exchange and credit derivative contracts, offset by an increase in netting permitted under master netting agreements;

•	$12 billion, or 38%, increase in U.S. Treasury and federal agency securities;
•	$5 billion, or 10%, increase in foreign government securities; and
•	$13 billion, or 85%, net increase in other trading securities.

Total average trading account assets were $381 billion in 2008, compared to $441 billion in 2007, yielding average rates of 4.6% and 4.2%, respectively.

During 2008 trading account liabilities decreased by $15 billion, or 8%, due to:

•

$13 billion, or 13%, increase in revaluation losses primarily consisting of increases from interest rates, foreign exchange and credit derivative contracts, offset by an increase in netting permitted under master netting agreements; and

•	$28 billion, or 35%, decrease in securities sold, not yet purchased, comprising a $28 billion decrease in debt securities, while U.S. Treasury securities remained flat.

In 2008, average trading account liabilities were $76 billion, yielding an average rate of 1.7%, compared to $105 billion and 1.4% in the prior year.

For further discussion regarding trading account assets and liabilities, see Note 15 to the Consolidated Financial Statements on page 156.

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

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are primarily carried at fair value in accordance with SFAS 159 since January 1, 2007. In prior periods, these agreements were carried at cost. The Company’s policy is to take possession of securities purchased under agreements to resell. The market value of securities to be repurchased and resold is monitored, and additional collateral is obtained where appropriate to protect against credit exposure.

During 2008 the decrease of $90 billion, or 33%, in federal funds sold and securities borrowed or purchased under agreements to resell, and the decrease of $99 billion, or 33%, in federal funds purchased and securities loaned or sold under agreements to repurchase were primarily driven by balance sheet management.

For further information regarding these balance sheet categories, see Note 13 to the Consolidated Financial Statements on page 155.

Investments

Investments consist of debt and equity securities that are available-for-sale, debt securities that are held-to-maturity, non-marketable equity securities that are carried at fair value, and non-marketable equity securities carried at cost. Debt securities include bonds, notes and redeemable preferred stock, as well as loan-backed securities (such as mortgage-backed securities) and other structured notes. Marketable and non-marketable equity securities carried at fair value include common and nonredeemable preferred stocks. These instruments provide the Company with long-term investment opportunities while in most cases remaining relatively liquid.

Non-marketable equity securities carried at cost primarily include equity shares issued by the Federal Reserve Bank and the Federal Home Loan Bank that the Company is required to hold.

Investment securities classified as available-for-sale are primarily carried at fair value with the changes in fair value generally recognized in stockholders’ equity (accumulated other comprehensive income). Declines in fair value that are deemed other-than-temporary, as well as gains and losses from the sale of these investment securities, are recognized in current earnings. Certain investments in non-marketable equity securities and certain investments that would otherwise be accounted for using the equity method are carried at fair value in accordance with SFAS 159. Changes in fair value of such investments are recorded in earnings. Debt securities classified as held-to-maturity are carried at cost unless a decline in fair value below cost is deemed other-than-temporary, in which case such a decline is recorded in current earnings.

During 2008, investments increased by $41 billion, or 19%, principally due to the transfer of debt securities from Trading assets to Investments as discussed in the section “Reclassification of Financial Assets” on page 87.

For further information regarding investments, see Note 16 to the Consolidated Financial Statements on page 157.

Other Assets

Other assets are composed of cash and due from banks, deposits with banks, brokerage receivables, goodwill, intangibles, and various other assets.

During 2008, other assets increased $58 billion, or 15%, due to the $101 billion increase in deposits with banks and the $31 billion increase in the deferred tax asset. These increases were offset by the following decreases:

•	$41 billion related to loans held-for-sale as they were reclassed to loans held-for-investment (for further discussion, see “Reclassification of Financial Assets” on page 87);
•	$17 billion in goodwill and intangibles, driven by the impairment of goodwill and intangibles, foreign exchange translation and the decrease in the fair value of the MSR;
•	$13 billion in brokerage receivables; and
•	$3 billion in various other assets.

For further information regarding goodwill and intangibles, see Note 19 to the Consolidated Financial Statements on page 165. For further discussion on brokerage receivables, see Note 14 to the Consolidated Financial Statements on page 156.

Deposits

Deposits represent customer funds that are payable on demand or upon maturity. The majority of deposits are carried at cost, with a minimal amount recorded at fair value in accordance with SFAS 155 and SFAS 159.

Deposits can be interest-bearing or non-interest-bearing. Interest-bearing deposits payable by foreign and U.S. domestic banking subsidiaries of the Company comprise 58% and 29% of total deposits, respectively, while non-interest-bearing deposits comprise 5% and 8% of total deposits, respectively.

During 2008 total deposits decreased by $52 billion, or 6%, primarily due to:

•	the sale of the German retail banking units; and
•	lower international deposits, mostly driven by FX and the higher funding costs which led to customers using their excess cash reserves deposited with Citi.

Average deposits increased $5 billion to $695 billion in 2008, yielding an average rate of 2.9%, compared to 4.1% in the prior year.

For more information on deposits, see “Capital Resources and Liquidity” on page 94.

Debt

Debt is composed of both short-term and long-term borrowings. It includes commercial paper, borrowings from unaffiliated banks, senior notes (including collateralized advances from the Federal Home Loan Bank), subordinated notes and trust preferred securities. The majority of debt is carried at cost, with approximately $45 billion recorded at fair value in accordance with SFAS 155 and SFAS 159.

During 2008, total debt decreased by $88 billion, or 15%, with short-term borrowings decreasing by $20 billion, or 14%, and long-term debt decreasing by $68 billion, or 16%.

The decrease in short-term borrowings was due to a decline of $12 billion in other funds borrowed and $8 billion in commercial paper primarily due to illiquid credit markets.

Average commercial paper outstanding in 2008 was $34 billion and yielded an average rate of 3.1%, compared to $45 billion and 5.2% in 2007. Average other funds borrowed in 2008 were $87 billion, yielding an average rate of 1.7%, compared to $95 billion and 2.8% in the prior year.

The decrease in long- and short-term debt is driven by decreased funding needs, as well as the issuance of preferred stock during the year. As the balance sheet has decreased in size, the funding needs of the Company have decreased.

Average long-term debt outstanding during 2008 was $348 billion, compared to $303 billion in 2007, yielding an average rate of 4.6% and 5.3%, respectively.

For more information on debt, see Note 20 to the Consolidated Financial Statements on page 168 and “Capital Resources and Liquidity” on page 94.

SEGMENT BALANCE SHEET AT DECEMBER 31, 2008

In millions of dollars	Global Cards	Consumer Banking	ICG	Global Wealth Management	Corporate/Other & Consolidating Eliminations	Total Citigroup Consolidated
Assets:
Cash and due from banks	$1,136	$8,683	$17,599	$1,103	$732	$29,253
Deposits with banks	535	12,030	34,250	2,016	121,500	170,331
Federal funds sold and securities borrowed or purchased under agreements to resell	—	719	178,759	4,655	—	184,133
Brokerage receivables	—	2	30,613	13,663	—	44,278
Trading account assets	8,737	11,780	344,609	10,755	1,754	377,635
Investments	450	46,984	144,413	244	63,929	256,020
Loans, net of unearned income
Consumer	90,562	373,542	—	55,545	24	519,673
Corporate	—	—	174,455	—	88	174,543
Loans, net of unearned income	$90,562	$373,542	$174,455	$55,545	$112	$694,216
Allowance for loan losses	(6,932)	(14,950)	(7,250)	(484)	—	(29,616)
Total loans, net	$83,630	$358,592	$167,205	$55,061	$112	$664,600
Goodwill	10,832	3,106	11,344	1,850	—	27,132
Intangible assets	6,696	7,085	2,730	3,299	6	19,816
Other assets	1,797	47,572	71,506	6,801	37,596	165,272
Total assets	$113,813	$496,553	$1,003,028	$99,447	$225,629	$1,938,470
Liabilities and equity:
Total deposits	$1,133	$281,774	$368,421	$104,398	$18,459	$774,185
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	4,515	195,406	5,025	347	205,293
Brokerage payables	—	—	63,446	7,470	—	70,916
Trading account liabilities	—	127	162,636	3,737	978	167,478
Short-term borrowings	—	1,435	59,386	14,540	51,330	126,691
Long-term debt	242	15,320	76,130	1,051	266,850	359,593
Other liabilities	28,751	83,998	101,766	36,815	(158,646)	92,684
Net inter-segment funding (lending)	83,687	109,384	(24,163)	(73,589)	(95,319)	—
Stockholders’ equity	—	—	—	—	141,630	141,630
Total liabilities and stockholders’ equity	$113,813	$496,553	$1,003,028	$99,447	$225,629	$1,938,470

The above supplemental information reflects the Company’s consolidated GAAP balance sheet by reporting segment as of December 31, 2008. The respective segment information closely depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, the Company believes that these non-GAAP financial measures enhance investors’ understanding of the balance sheet components managed by the underlying business segments as well as the beneficial interrelationship of the asset and liability dynamics of the balance sheet components among the Company’s business segments. The Company believes that investors may find it useful to see these non-GAAP financial measures to analyze financial performance.

Interest Revenue/Expense and Yields

In millions of dollars	2008		2007 (1)		2006 (1)		% Change 2008 vs. 2007		% Change 2007 vs. 2006
Interest revenue (2)	$106,655		$121,429		$93,611		(12)%		30%
Interest expense (3)	52,963		76,051		55,683		(30)		37
Net interest revenue (2) (3)	$53,692		$45,378		$37,928		18%		20%
Interest revenue—average rate	6.09%		6.44%		6.43%		(35	)bps	1	bps
Interest expense—average rate	3.28%		4.44%		4.28%		(116	)bps	16	bps
Net interest margin	3.06%		2.41%		2.60%		65	bps	(19	)bps
Interest-rate benchmarks:
Federal Funds rate—end of period	0.00–0.25%		4.25%		5.25%		(400+	)bps	(100	)bps
Federal Funds rate—average rate	2.08%		5.05%		4.96%		(297	)bps	9	bps
2-year U.S. Treasury note—average rate	2.01%		4.36%		4.81%		(235	)bps	(45	)bps
10-year U.S. Treasury note—average rate	3.66%		4.63%		4.79%		(97	)bps	(16	)bps
10-year vs. 2-year spread	165	bps	27	bps	(2	)bps

(1)	Reclassified to conform to the current period’s presentation and to exclude discontinued operations.
(2)	Excludes taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $323 million, $125 million, and $98 million for 2008, 2007, and 2006, respectively.
(3)	Excludes expenses associated with hybrid financial instruments and beneficial interest in consolidated VIEs. These obligations are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions. In addition, the majority of the funding provided by Treasury to CitiCapital operations is excluded from this line.

A significant portion of the Company’s business activities is based upon gathering deposits and borrowing money and then lending or investing those funds. Net interest margin is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.

Net interest margin improved during 2008, mainly due to the lower cost of funds, reflecting the decreases in the Fed Funds rate as well as lower rates outside the U.S. The lower cost of funds more than offset the decrease in the asset yields, resulting in an 18% increase in net interest revenue in 2008 when compared to 2007. The Company’s deleveraging actions had a positive impact by reducing the amount of lower yielding assets on the Company’s balance sheet.

On the asset side, the average yield primarily reflects a decline in the yields on the loan portfolio, Investments and Fed Funds sold. On the liability side, the yields on deposits decreased domestically, as well as internationally. The lower yields on short-term borrowing and Fed Funds purchased further contributed to the downward movement of the yield on interest-bearing liabilities. The widening between short-term and long-term spreads also contributed to the upward movement of the net interest margin.

AVERAGE BALANCES AND INTEREST RATES—ASSETS (1)(2)(3)(4)

	Average volume			Interest revenue			% Average rate
In millions of dollars	2008	2007	2006	2008	2007	2006	2008	2007	2006
Assets
Deposits with banks (5)	$78,788	$54,840	$35,770	$3,119	$3,113	$2,240	3.96%	5.68%	6.26%
Federal funds sold and securities borrowed or purchased under agreements to resell (6)
In U.S. offices	$164,732	$192,824	$166,202	$5,071	$11,728	$10,258	3.08%	6.08%	6.17%
In offices outside the U.S. (5)	77,324	131,766	85,200	4,104	6,626	3,941	5.31	5.03	4.63
Total	$242,056	$324,590	$251,402	$9,175	$18,354	$14,199	3.79%	5.65%	5.65%
Trading account assets (7) (8)
In U.S. offices	$221,455	$263,922	$188,985	$12,331	$13,557	$8,537	5.57%	5.14%	4.52%
In offices outside the U.S. (5)	159,194	176,803	100,634	5,158	4,950	3,328	3.24	2.80	3.31
Total	$380,649	$440,725	$289,619	$17,489	$18,507	$11,865	4.59%	4.20%	4.10%
Investments
In U.S. offices
Taxable	$112,071	$136,482	$106,136	$4,846	$6,840	$4,799	4.32%	5.01%	4.52%
Exempt from U.S. income tax (1)	13,584	17,796	14,023	613	909	661	4.51	5.11	4.71
In offices outside the U.S. (5)	95,308	108,875	96,757	5,259	5,674	4,880	5.52	5.21	5.04
Total	$220,963	$263,153	$216,916	$10,718	$13,423	$10,340	4.85%	5.10%	4.77%
Loans (net of unearned income) (9)
Consumer loans
In U.S. offices	$373,095	$364,220	$328,311	$28,657	$30,491	$27,499	7.68%	8.37%	8.38%
In offices outside the U.S. (5)	177,461	159,004	124,120	18,633	16,782	13,034	10.50	10.55	10.50
Total consumer loans	$550,556	$523,224	$452,431	$47,290	$47,273	$40,533	8.59%	9.03%	8.96%
Corporate loans
In U.S. offices	$43,773	$34,843	$28,113	$2,281	$2,398	$1,717	5.21%	6.88%	6.11%
In offices outside the U.S. (5)	140,196	152,840	124,462	12,765	13,530	9,836	9.11	8.85	7.90
Total corporate loans	$183,969	$187,683	$152,575	$15,046	$15,928	$11,553	8.18%	8.49%	7.57%
Total loans	$734,525	$710,907	$605,006	$62,336	$63,201	$52,086	8.49%	8.89%	8.61%
Other interest-earning assets	$95,253	$90,707	$57,470	$3,818	$4,831	$2,881	4.01%	5.33%	5.01%
Total interest-earning assets	$1,752,234	$1,884,922	$1,456,183	$106,655	$121,429	$93,611	6.09%	6.44%	6.43%
Non-interest-earning assets (7)	387,876	249,960	187,797
Total assets from discontinued operations	27,368	36,650	35,414
Total assets	$2,167,478	$2,171,532	$1,679,394

(1)	Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $323 million, $125 million, and $98 million for 2008, 2007, and 2006, respectively.
(2)	Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 24 to the Consolidated Financial Statements on page 188.
(3)	Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 135.
(5)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(6)	Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements” (FIN 41), and interest revenue excludes the impact of FIN 41.
(7)	The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(8)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.
(9)	Includes cash-basis loans.

Reclassified to conform to the current period’s presentation.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,

AND NET INTEREST REVENUE (1)(2)(3)(4)

	Average volume			Interest expense			% Average rate
In millions of dollars	2008	2007	2006	2008	2007	2006	2008	2007	2006
Liabilities
Deposits
In U.S. offices
Savings deposits (5)	$162,060	$149,304	$134,760	$2,921	$4,772	$4,056	1.80%	3.20%	3.01%
Other time deposits	58,998	58,808	48,558	2,604	3,358	2,471	4.41	5.71	5.09
In offices outside the U.S. (6)	473,451	481,874	389,430	14,746	20,272	14,809	3.11	4.21	3.80
Total	$694,509	$689,986	$572,748	$20,271	$28,402	$21,336	2.92%	4.12%	3.73%
Federal funds purchased and securities loaned or sold under agreements to repurchase (7)
In U.S. offices	$185,621	$244,258	$194,726	$5,066	$14,339	$11,857	2.73%	5.87%	6.09%
In offices outside the U.S. (6)	98,846	142,370	95,937	6,264	8,689	5,591	6.34	6.10	5.83
Total	$284,467	$386,628	$290,663	$11,330	$23,028	$17,448	3.98%	5.96%	6.00%
Trading account liabilities (8) (9)
In U.S. offices	$31,984	$46,383	$36,983	$1,107	$1,142	$891	3.46%	2.46%	2.41%
In offices outside the U.S. (6)	43,991	58,228	37,802	170	298	228	0.39	0.51	0.60
Total	$75,975	$104,611	$74,785	$1,277	$1,440	$1,119	1.68%	1.38%	1.50%
Short-term borrowings
In U.S. offices	$154,190	$169,457	$120,123	$3,241	$6,234	$4,195	2.10%	3.68%	3.49%
In offices outside the U.S. (6)	57,406	61,274	24,485	798	837	437	1.39	1.37	1.78
Total	$211,596	$230,731	$144,608	$4,039	$7,071	$4,632	1.91%	3.06%	3.20%
Long-term debt (10)
In U.S. offices	$311,439	$266,968	$194,979	$14,305	$14,245	$9,917	4.59%	5.34%	5.09%
In offices outside the U.S. (6)	37,048	35,803	22,694	1,741	1,865	1,231	4.70	5.21	5.42
Total	$348,487	$302,771	$217,673	$16,046	$16,110	$11,148	4.60%	5.32%	5.12%
Total interest-bearing liabilities	$1,615,034	$1,714,727	$1,300,477	$52,963	$76,051	$55,683	3.28%	4.44%	4.28%
Demand deposits in U.S. offices	13,757	12,436	10,994
Other non-interest-bearing liabilities (8)	388,873	303,375	236,733
Total liabilities from discontinued operations	17,106	18,171	15,775
Total liabilities	$2,034,770	$2,048,709	$1,563,979
Total stockholders’ equity (11)	$132,708	$122,823	$115,415
Total liabilities and stockholders’ equity	$2,167,478	$2,171,532	$1,679,394
Net interest revenue as a percentage of average interest-earning assets (12)
In U.S. offices	$1,005,414	$1,079,565	$880,874	$25,892	$22,069	$19,097	2.58%	2.04%	2.17%
In offices outside the U.S. (6)	746,820	805,357	575,309	27,800	23,309	18,831	3.72	2.89	3.27
Total	$1,752,234	$1,884,922	$1,456,183	$53,692	$45,378	$37,928	3.06%	2.41%	2.60%

(1)	Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $323 million, $125 million, and $98 million for 2008, 2007, and 2006, respectively.
(2)	Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 24 to the Consolidated Financial Statements on page 188.
(3)	Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 135.
(5)	Savings deposits consist of Insured Money Market accounts, NOW accounts, and other savings deposits.
(6)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(7)	Average volumes of securities loaned or sold under agreements to repurchase are reported net pursuant to FIN 41 and interest expense excludes the impact of FIN 41.
(8)	The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(9)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.
(10)	Excludes hybrid financial instruments and beneficial interests in consolidated VIEs that are classified as Long-term debt, as these obligations are accounted for at fair value with changes recorded in Principal transactions. In addition, the majority of the funding provided by Treasury to CitiCapital operations is excluded from this line.
(11)	Includes stockholders’ equity from discontinued operations.
(12)	Includes allocations for capital and funding costs based on the location of the asset.

Reclassified to conform to the current period’s presentation.

ANALYSIS OF CHANGES IN INTEREST REVENUE (1) (2) (3)

	2008 vs. 2007			2007 vs. 2006
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks (4)	$1,116	$(1,110)	$6	$1,099	$(226)	$873
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(1,516)	$(5,141)	$(6,657)	$1,621	$(151)	$1,470
In offices outside the U.S. (4)	(2,872)	350	(2,522)	2,316	369	2,685
Total	$(4,388)	$(4,791)	$(9,179)	$3,937	$218	$4,155
Trading account assets (5)
In U.S. offices	$(2,302)	$1,076	$(1,226)	$3,730	$1,290	$5,020
In offices outside the U.S. (4)	(523)	731	208	2,198	(576)	1,622
Total	$(2,825)	$1,807	$(1,018)	$5,928	$714	$6,642
Investments (1)
In U.S. offices	$(1,325)	$(965)	$(2,290)	$1,670	$619	$2,289
In offices outside the U.S. (4)	(735)	320	(415)	627	167	794
Total	$(2,060)	$(645)	$(2,705)	$2,297	$786	$3,083
Loans—consumer
In U.S. offices	$729	$(2,563)	$(1,834)	$3,006	$(14)	$2,992
In offices outside the U.S. (4)	1,938	(87)	1,851	3,682	66	3,748
Total	$2,667	$(2,650)	$17	$6,688	$52	$6,740
Loans—corporate
In U.S. offices	$538	$(655)	$(117)	$445	$236	$681
In offices outside the U.S. (4)	(1,143)	378	(765)	2,419	1,275	3,694
Total	$(605)	$(277)	$(882)	$2,864	$1,511	$4,375
Total loans	$2,062	$(2,927)	$(865)	$9,552	$1,563	$11,115
Other interest-earning assets	$232	$(1,245)	$(1,013)	$1,760	$190	$1,950
Total interest revenue	$(5,863)	$(8,911)	$(14,774)	$24,573	$3,245	$27,818

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is excluded from this presentation.
(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 135.
(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(5)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE (1) (2) (3)

	2008 vs. 2007			2007 vs. 2006
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$479	$(3,084)	$(2,605)	$933	$670	$1,603
In offices outside the U.S. (4)	(349)	(5,177)	(5,526)	3,773	1,690	5,463
Total	$130	$(8,261)	$(8,131)	$4,706	$2,360	$7,066
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(2,871)	$(6,402)	$(9,273)	$2,921	$(439)	$2,482
In offices outside the U.S. (4)	(2,747)	322	(2,425)	2,823	275	3,098
Total	$(5,618)	$(6,080)	$(11,698)	$5,744	$(164)	$5,580
Trading account liabilities (5)
In U.S. offices	$(417)	$382	$(35)	$231	$20	$251
In offices outside the U.S. (4)	(64)	(64)	(128)	109	(39)	70
Total	$(481)	$318	$(163)	$340	$(19)	$321
Short-term borrowings
In U.S. offices	$(520)	$(2,473)	$(2,993)	$1,804	$235	$2,039
In offices outside the U.S. (4)	(54)	15	(39)	523	(123)	400
Total	$(574)	$(2,458)	$(3,032)	$2,327	$112	$2,439
Long-term debt
In U.S. offices	$2,193	$(2,133)	$60	$3,820	$508	$4,328
In offices outside the U.S. (4)	63	(187)	(124)	685	(51)	634
Total	$2,256	$(2,320)	$(64)	$4,505	$457	$4,962
Total interest expense	$(4,287)	$(18,801)	$(23,088)	$17,622	$2,746	$20,368
Net interest revenue	$(1,576)	$9,890	$8,314	$6,951	$499	$7,450

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is excluded from this presentation.
(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements on page 135.
(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(5)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

RECLASSIFICATION OF FINANCIAL ASSETS

The Company reviewed portfolios of debt securities and loans throughout the fourth quarter of 2008 and identified positions where there has been a change of intent to hold the debt securities or loans for periods of time much longer than those originally anticipated. The Company believes that the expected cash flows to be generated from holding the assets significantly exceed their current fair value which has been significantly adversely impacted by the reduced liquidity in the global financial markets. As such, the Company anticipates returns on these assets will be optimized by holding them for extended periods or until maturity, rather than through an exit strategy in the short term. During the fourth quarter of 2008, the Company reclassified certain debt securities and loans into accounting categories with measurement based on amortized cost to align the accounting treatment with the revised asset holding periods.

Debt Securities Reclassified to Available for Sale and Held to Maturity

FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), requires that, at acquisition, an enterprise classify debt securities into one of three categories: trading, available for sale (AFS) or held to maturity (HTM). Trading securities are carried at fair value on the balance sheet with unrealized holding gains and losses recognized in earnings currently. AFS securities are carried at fair value on the balance sheet, and unrealized holding gains and losses are excluded from earnings and recognized as a separate component of equity in Accumulated other comprehensive income (AOCI). HTM debt securities are measured at amortized cost. Both AFS and HTM are subject to review for other-than-temporary impairment (see discussion on page 128).

SFAS 115 states that transfers of securities out of the trading category are expected to be rare. During the fourth quarter of 2008, Citigroup made a number of transfers out of the trading category in order to better reflect the revised intentions of the Company in response to the significant deterioration in market conditions, which was especially acute during the fourth quarter. These market conditions were not foreseen at the initial purchase date of the securities. Most of the debt securities previously classified as trading were bought and held principally for the purpose of selling them in the short term, many in the context of Citigroup’s acting as a market maker. At the date of acquisition, most of these positions were liquid and the Company expected active and frequent buying and selling with the objective of generating profits on short-term differences in price. However, subsequent declines in value of these securities are primarily related to the ongoing widening of market credit spreads reflecting increased risk and liquidity premiums that buyers are currently demanding. As market liquidity has decreased, the primary buyers for these securities have typically demanded a return on investment that is significantly higher than previously experienced.

Despite depressed market prices, the Company determined through credit analysis that the cash recovery levels of these securities is expected to be significantly higher than current market prices might indicate.

Reclassifications of debt securities were made at fair value on the date of transfer. The impact of the transfers executed during the fourth quarter of 2008 is detailed in the following table followed by a, summarized by type of securities:

In millions of dollars	Carrying value at December 31, 2008
Debt securities reclassified from Trading account assets to held-to-maturity investment	$33,258
Debt securities reclassified from available-for-sale investments to held-to-maturity investments	27,005
Total debt securities reclassified to held-to-maturity investments	$60,263
Debt and equity securities reclassified from Trading account assets to available-for-sale investments	$4,654

In millions of dollars	Amortized cost(1)	Carrying value at December 31, 2008(2)	Fair value at December 31, 2008(2)
Debt securities reclassified to held-to-maturity investments
Mortgage-backed securities	$37,719	$30,738	$27,751
State and municipal	4,898	4,548	4,327
Other debt securities	25,665	24,977	24,432
Total debt securities reclassified to held-to-maturity investments	$68,282	$60,263	$56,510
Debt and equity securities reclassified to available-for-sale investments
Mortgage-backed securities	$109	$72	$72
State and municipal	2,235	2,111	2,111
Other debt and equity securities	2,368	2,471	2,471
Total debt and equity securities reclassified to available-for-sale investments	$4,712	$4,654	$4,654

(1)	For securities transferred to held-to-maturity from Trading account assets, amortized cost is defined as the fair value amount of the securities at the date of transfer. For securities transferred to held-to-maturity from available-for-sale, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of interest, less any impairment previously recognized in earnings.
(2)	The difference between the carrying value and fair value at December 31, 2008 for those securities reclassified to HTM is not recognized in the Company’s financial statements, while the difference for securities reclassified from Trading account assets to AFS is recognized with the change recorded in AOCI.
(3)	Excluded from these tables is $4.2 billion of HTM securities that were purchased during the fourth quarter of 2008, in accordance with prior commitments. These purchases consisted of $1.3 billion of auction-rate securities and $2.9 billion of auto note securities.

The net unrealized losses arising prior to the reclassification date and classified in AOCI of $8.0 billion as of December 31, 2008, for debt securities reclassified from AFS investments to HTM investments have been segregated within AOCI. This balance will be amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on the interest income of the accretion of the discount on these securities.

Loans Reclassified to Held for Investment

FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities (SFAS 65), and AICPA Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” (SOP 01-6), require that the accounting for a loan be based upon the Company’s intent and ability to hold the loan for the foreseeable future or until maturity. Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or payoff, should be classified as held for investment (HFI) and reported in the balance sheet at the amortized cost of the loan, adjusted by the allowance for loan losses. Loans that the Company intends to sell should be classified as held for sale (HFS) and reported at the lower of cost or fair value.

During the fourth quarter of 2008, Citigroup made a number of transfers from the HFS category to the HFI category to better reflect prevailing intentions of the Company. Reclassifications of loans were made at fair value on the date of transfer. The impact of the transfers executed during the fourth quarter of 2008 is detailed in the following table, summarized by type of loan:

	Fair value at date of transfer	Carrying value at December 31, 2008	Fair value at December 31, 2008
Loans reclassified to held for investment
Highly leveraged loans	$3,318	$3,350	$1,650
Commercial real estate loans	7,150	7,049	7,110
Other loans	5,241	5,492	5,523
Total loans	$15,709	$15,891	$14,283

Loan balances reclassified relate to funded positions that were originated as part of a strategy to distribute. Prior to the recent dislocation in the credit markets, Citigroup managed the risk associated with these loans by seeking to sell a majority of its exposure to the market prior to, or shortly after, funding. For the reasons discussed under “Debt Securities Reclassified to Available-for-Sale and Held-to-Maturity” on page 87, the Company believes that the best value can now be obtained through a hold strategy. It is now the Company’s intention to hold these positions for the foreseeable future, which is considered to be such time as the loan period expires, or sufficient liquidity returns to the market place, such that the loans can be sold for a value which the Company believes is representative of the implicit credit risk of the position. Due to the severity and duration of current unfavorable market conditions, the Company does not anticipate such liquidity returning in the foreseeable future, which for these loans the Company generally defines to be within the next year. The loans reclassified to HFI are assessed for intention to hold on an individual loan basis. After transfer, HFI loans are now subject to the Company’s allowance for loan loss review process.

DERIVATIVES

Presented below are the notional and the mark-to-market receivables and payables for Citigroup’s derivative exposures as of December 31, 2008 and 2007:

Notionals (1)

In millions of dollars	Trading derivatives (2)		Non-trading derivatives (5)
As of December 31	2008	2007	2008	2007
Interest rate contracts
Swaps	$15,096,293	$16,433,117	$763,630	$521,783
Futures and forwards	2,619,952	1,811,599	118,440	176,146
Written options	2,963,280	3,479,071	25,255	16,741
Purchased options	3,067,443	3,639,075	38,344	167,080
Total interest rate contract notionals	$23,746,968	$25,362,862	$945,669	$881,750
Foreign exchange contracts
Swaps	$882,327	$1,062,267	$62,491	$75,622
Futures and forwards	2,165,377	2,795,180	40,694	46,732
Written options	483,036	653,535	3,286	292
Purchased options	539,164	644,744	676	686
Total foreign exchange contract notionals	$4,069,904	$5,155,726	$107,147	$123,332
Equity contracts
Swaps	$98,315	$140,256	$—	$—
Futures and forwards	17,390	29,233	—	—
Written options	507,327	625,157	—	—
Purchased options	471,532	567,030	—	—
Total equity contract notionals	$1,094,564	$1,361,676	$—	$—
Commodity and other contracts
Swaps	$44,020	$29,415	$—	$—
Futures and forwards	60,625	66,860	—	—
Written options	31,395	27,087	—	—
Purchased options	32,892	30,168	—	—
Total commodity and other contract notionals	$168,932	$153,530	$—	$—
Credit derivatives (4)
Citigroup as the Guarantor:
Credit default swaps	$1,441,117	$1,755,440	$—	$—
Total return swaps	1,905	12,121	—	—
Credit default options	258	276	—	—
Citigroup as the Beneficiary:			—
Credit default swaps	1,560,087	1,890,611	—	—
Total return swaps	29,990	15,895	—	—
Credit default options	135	450	—	—
Total credit derivatives	$3,033,492	$3,674,793
Total derivative notionals	$32,113,860	$35,708,587	$1,052,816	$1,005,082

See	the following page for footnotes.

Mark-to-Market (MTM) Receivables/Payables

In millions of dollars	Derivatives receivables—MTM		Derivatives payables—MTM
As of December 31	2008	2007 (6)	2008	2007 (6)
Trading derivatives (2)
Interest rate contracts	$667,597	$237,711	$654,178	$237,903
Foreign exchange contracts	153,197	77,937	160,628	71,980
Equity contracts	35,717	27,381	57,292	66,916
Commodity and other contracts	23,924	8,540	22,473	8,887
Credit derivatives: (4)
Citigroup as the Guarantor	5,890	4,967	198,233	73,103
Citigroup as the Beneficiary	222,461	78,426	5,476	11,191
Cash collateral paid/received (3)	63,866	32,247	65,010	19,437
Total	$1,172,652	$467,209	$1,163,290	$489,417
Less: Netting agreements and market value adjustments	(1,057,363)	(390,328)	(1,046,505)	(385,876)
Net receivables/payables	$115,289	$76,881	$116,785	$103,541
Non-trading derivatives (5)
Interest rate contracts	$14,755	$8,529	$7,742	$7,176
Foreign exchange contracts	2,408	1,634	3,746	972
Total	$17,163	$10,163	$11,488	$8,148

(1)	Includes the notional amounts for long and short derivative positions.
(2)	Trading derivatives include proprietary positions, as well as certain hedging derivatives instruments that qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).
(3)	In addition to the cash collateral paid or received, as of December 31, 2008 the Company has provided $7.9 billion and received $6.8 billion of marketable securities as collateral under derivative contracts.
(4)	Credit derivatives are arrangements designed to allow one party (the “beneficiary”) to transfer the credit risk of a “reference asset” to another party (the “guarantor”). These arrangements allow a guarantor to assume the credit risk associated with the reference asset without directly purchasing it. The Company has entered into credit derivatives positions for purposes such as risk management, yield enhancement, reduction of credit concentrations and diversification of overall risk.
(5)	Non-trading derivatives include only those end-user derivative instruments where the changes in market value are recorded in Other assets or Other liabilities.
(6)	Reclassified to conform to the current period’s presentation.

Derivative Obligor Information

The following table presents the global derivatives portfolio by internal obligor credit rating at December 31, 2008 and 2007, as a percentage of credit exposure:

	December 31, 2008	December 31, 2007
AAA/AA/A	68%	80%
BBB	20	11
BB/B	7	7
CCC or below	5	1
Unrated	—	1
Total	100%	100%

The following table presents the global derivatives portfolio by industry of the obligor as a percentage of credit exposure:

	2008	2007
Financial institutions	73%	75%
Governments	7	6
Corporations	20	19
Total	100%	100%

Fair Valuation Adjustments for Derivatives

The fair value adjustments applied by the Company to its derivative carrying values consist of the following items:

•

Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy (see Note 26 on page 191 for more details) to ensure that the fair value reflects the price at which the entire position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument, adjusted to take into account the size of the position.

•

Credit valuation adjustments (CVA) are applied to over-the-counter derivative instruments, in which the base valuation generally discounts expected cash flows using LIBOR interest rate curves. Because not all counterparties have the same credit risk as that implied by the relevant LIBOR curve, a CVA is necessary to incorporate the market view of both counterparty credit risk and the Company’s own credit risk in the valuation.

The Company’s CVA methodology comprises two steps. First, the exposure profile for each counterparty is determined using the terms of all individual derivative positions and a Monte Carlo simulation or other quantitative analysis to generate a series of expected cash flows at future points in time. The calculation of this exposure profile considers the effect of credit risk mitigants, including pledged cash or other collateral and any legal right of offset that exists with a counterparty through arrangements such as netting agreements. Individual derivative contracts that are subject to an enforceable master netting agreement with a counterparty are aggregated for this purpose, since it is those aggregate net cash flows that are subject to nonperformance risk. This process identifies specific, point in time future cash flows that are subject to nonperformance risk, rather than using the current recognized net asset or liability as a basis to measure the CVA. Second, market-based views of default probabilities derived from observed credit spreads in the credit default swap market, are applied to the expected future cash flows determined in step one. Own-credit CVA is determined using Citi-specific CDS spreads for the relevant tenor. Generally, counterparty CVA is determined using CDS spread indices for each credit rating and tenor. For certain identified facilities where individual analysis is practicable (for example, exposures to monoline counterparties) counterparty-specific CDS spreads are used.

The CVA adjustment is designed to incorporate a market view of the credit risk inherent in the derivative portfolio as required by SFAS 157. However, most derivative instruments are negotiated bilateral contracts and are not commonly transferred to third parties. Derivative instruments are normally settled contractually, or if terminated early, are terminated at a value negotiated bilaterally between the counterparties. Therefore, the CVA (both counterparty and own-credit) may not be realized upon a settlement or termination in the normal course of business. In addition, all or a portion of the credit valuation adjustments may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of Citi or its counterparties, or changes in the credit mitigants (collateral and netting agreements) associated with the derivative instruments. Historically, Citigroup’s credit spreads have moved in tandem with general counterparty credit spreads, thus providing offsetting CVAs affecting revenue. However, in the fourth quarter of 2008, Citigroup’s credit spreads generally narrowed and counterparty credit spreads widened, each of which negatively affected revenues. The table below summarizes the CVA applied to the fair value of derivative instruments as of December 31, 2008 and 2007.

	Credit valuation adjustment Contra liability (contra asset)
In millions of dollars	December 31, 2008	December 31, 2007
Non-monoline counterparties	$(8,266)	$(1,613)
Citigroup (own)	3,611	1,329
Net non-monoline CVA	(4,655)	(284)
Monoline counterparties (1)	(4,279)	(967)
Total CVA—derivative instruments	$(8,934)	$(1,251)

(1)	Certain derivatives with monoline counterparties were terminated during 2008.

The table below summarizes pre-tax gains (losses) related to changes in credit valuation adjustments on derivative instruments for the years ended December 31, 2008 and 2007:

	Credit valuation adjustment gain (loss)
In millions of dollars	2008	2007
Non-monoline counterparties	$(6,653)	$(1,301)
Citigroup (own)	2,282	1,329
Net non-monoline CVA	(4,371)	28
Monoline counterparties	(5,736)	(967)
Total CVA—derivative instruments	$(10,107)	$(939)

The credit valuation adjustment amounts shown above relate solely to the derivative portfolio, and do not include:

•	Own-credit adjustments for non-derivative liabilities measured at fair value under the fair-value option. See Note 26 on page 191 for further information.
•

The effect of counterparty credit risk embedded in non-derivative instruments. During 2008, general spread widening has negatively affected the market value of a range of financial instruments. Losses on non-derivative instruments, such as bonds and loans, related to counterparty credit risk are not included in the table above.

Credit Derivatives

Like all other derivative types, the Company makes markets in and trades a range of credit derivatives, both on behalf of clients as well as for its own account. Through these contracts the Company either purchases or writes protection on either a single-name or portfolio basis. The Company uses credit derivatives to help mitigate credit risk in its corporate loan portfolio and other cash positions, to take proprietary trading positions, and to facilitate client transactions.

Credit derivatives generally require that the seller of credit protection make payments to the buyer upon the occurrence of predefined events (settlement triggers). These settlement triggers, which are defined by the form of the derivative and the referenced credit, are generally limited to the market standard of failure to pay on indebtedness and bankruptcy of the reference credit and, in a more limited range of transactions, debt restructuring. Credit derivative transactions referring to emerging market reference credits will also typically include additional settlement triggers to cover the acceleration of indebtedness and the risk of repudiation or a payment moratorium. In certain transactions on a portfolio of referenced credits or asset-backed securities, the seller of protection may not be required to make payment until a specified amount of losses have occurred with respect to the portfolio and/or may only be required to pay for losses up to a specified amount.

The following tables summarize the key characteristics of the Company’s credit derivative portfolio by activity, counterparty and derivative form as of December 31, 2008 and December 31, 2007:

2008:	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By Activity:
Credit portfolio	$3,257	$15	$71,131	$—
Dealer/client	225,094	203,694	1,519,081	1,443,280
Total by Activity	$228,351	$203,709	$1,590,212	$1,443,280
By Industry/Counterparty:
Bank	$128,042	$121,811	$996,248	$943,949
Broker-dealer	59,321	56,858	403,501	365,664
Monoline	6,886	91	9,973	139
Non-financial	4,874	2,561	5,608	7,540
Insurance and other financial institutions	29,228	22,388	174,882	125,988
Total by Industry/Counterparty	$228,351	$203,709	$1,590,212	$1,443,280
By Instrument:
Credit default swaps and options	$221,159	$203,220	$1,560,223	$1,441,375
Total return swaps and other	7,192	489	29,989	1,905
Total by Instrument	$228,351	$203,709	$1,590,212	$1,443,280

2007:	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By Activity:
Credit portfolio	$626	$129	$91,228	$—
Dealer/client	82,767	84,165	1,815,728	1,767,837
Total by Activity	$83,393	$84,294	$1,906,956	$1,767,837
By Industry/Counterparty:
Bank	$28,571	$34,425	$1,035,217	$970,831
Broker-dealer	28,183	31,519	633,745	585,549
Monoline	5,044	88	15,064	1,243
Non-financial	220	331	3,682	4,253
Insurance and other financial institutions	21,375	17,931	219,248	205,961
Total by Industry/Counterparty	$83,393	$84,294	$1,906,956	$1,767,837
By Instrument:
Credit default swaps and options	$82,752	$83,015	$1,891,061	$1,755,716
Total return swaps and other	641	1,279	15,895	12,121
Total by Instrument	$83,393	$84,294	$1,906,956	$1,767,837

The fair values shown are prior to the application of any netting agreements, cash collateral, and market or credit value adjustments.

The Company actively participates in trading a variety of credit derivatives products as both an active two-way market-maker for clients and to manage credit risk. During 2008, Citigroup decreased its trading volumes. The volatility and liquidity challenges in the credit markets during 2008 drove derivatives trading values higher, especially for the credit derivatives. The majority of this activity was transacted with other financial intermediaries, including both banks and broker-dealers. The total notional amount of protection purchased and sold as of December 31, 2008 compared to December 31, 2007 decreased $317 billion and $325 billion, respectively, and to various market participants. However, the total fair value as of December 31, 2008 compared to December 31, 2007 increased by $145 billion for protection purchased and $119 billion for protection sold. These fair value increases were due to general credit spreads widening in the credit derivative market.

The Company generally has a mismatch between the total notional amounts of protection purchased and sold and it may hold the reference assets directly, rather than entering into offsetting credit derivative contracts as and when desired. The open risk exposures from credit derivative contracts are largely matched after certain cash positions in reference assets are considered and after notional amounts are adjusted, either to a duration-based equivalent basis or to reflect the level of subordination in tranched structures.

The Company actively monitors its counterparty credit risk in credit derivative contracts. Approximately 88% of the gross receivables as of December 31, 2008 are from counterparties with which the Company maintains collateral agreements. A majority of the Company’s top 15 counterparties (by receivable balance owed to the Company) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty rating downgrades may have an incremental effect by lowering the threshold at which the Company may call for additional collateral. A number of the remaining significant counterparties are monolines.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

Capital is generally generated via earnings from operating businesses. This is augmented through issuance of common stock, convertible preferred stock, preferred stock, subordinated debt, and equity issued through awards under employee benefit plans. Capital is used primarily to support assets in the Company’s businesses and to absorb unexpected market, credit or operational losses. The Company’s uses of capital, particularly to pay dividends and repurchase common stock, became severely restricted during the latter half of 2008. See “The Company,” “Management’s Discussion and Analysis – Events in 2008,” “TARP and Other Regulatory Programs,” “Risk Factors” and “Common Equity” on pages 2, 9, 44,47 and 95, respectively.

Citigroup’s capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with the Company’s risk profile, all applicable regulatory standards and guidelines, and external rating agency considerations. The capital management process is centrally overseen by senior management and is reviewed at the consolidated, legal entity, and country level.

Senior management oversees the capital management process of Citigroup and its principal subsidiaries mainly through Citigroup’s Finance and Asset and Liability Committee (FinALCO). The Committee is composed of the senior-most management of Citigroup for the purpose of engaging management in decision-making and related discussions on capital and liquidity items. Among other things, the Committee’s responsibilities include: determining the financial structure of Citigroup and its principal subsidiaries; ensuring that Citigroup and its regulated entities are adequately capitalized; determining appropriate asset levels and return hurdles for Citigroup and individual businesses; reviewing the funding and capital markets plan for Citigroup; and monitoring interest-rate risk, corporate and bank liquidity, the impact of currency translation on non-U.S. earnings and capital. The FinALCO has established capital targets for Citigroup and for significant subsidiaries. At December 31, 2008, these targets exceeded the regulatory standards.

Common and Preferred Stock Issuances

As discussed under “Events in 2008” on page 9, during 2008, the Company issued $45 billion in preferred stock and warrants under TARP, $12.5 billion of convertible preferred stock in a private offering, $11.7 billion of non-convertible preferred stock in public offerings, $3.2 billion of convertible preferred stock in public offerings, and $4.9 billion of common stock in public offerings.

On January 23, 2009, pursuant to our prior agreement with the purchasers of the $12.5 billion convertible preferred stock issued in the private offering, the conversion price was reset from $31.62 per share to $26.35 per share. The reset will result in Citigroup’s issuing approximately 79 million additional common shares if converted. There will be no impact to net income, total stockholders’ equity or capital ratios due to the reset. However, the reset will result in a reclassification from Retained earnings to Additional paid-in capital of $1.2 billion to reflect the benefit of the reset to the preferred stockholders.

Capital Ratios

Citigroup is subject to risk-based capital ratio guidelines issued by the Federal Reserve Board (FRB). Capital adequacy is measured via two risk-based ratios, Tier 1 and Total Capital (Tier 1 + Tier 2 Capital). Tier 1 Capital is considered core capital while Total Capital also includes other items such as subordinated debt and loan loss reserves. Both measures of capital are stated as a percentage of risk-weighted assets. Risk-weighted assets are measured primarily on their perceived credit risk and include certain off-balance-sheet exposures, such as unfunded loan commitments and letters of credit, and the notional amounts of derivative and foreign-exchange contracts. Citigroup is also subject to the Leverage Ratio requirement, a non-risk-based asset ratio, which is defined as Tier 1 Capital as a percentage of adjusted average assets.

To be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, and a Leverage Ratio of at least 3%, and not be subject to an FRB directive to maintain higher capital levels.

As noted in the following table, Citigroup maintained a “well capitalized” position during both 2008 and 2007.

Citigroup Regulatory Capital Ratios

At year end	2008	2007
Tier 1 Capital	11.92%	7.12%
Total Capital (Tier 1 and Tier 2)	15.70	10.70
Leverage (1)	6.08	4.03

(1)	Tier 1 Capital divided by adjusted average assets.

Events occurring during 2008, including the transactions with the U.S. government, affected Citigroup’s capital ratios, and any additional U.S. government financial involvement with the Company could further impact the Company’s capital ratios. In addition, future operations will affect capital levels, and changes that the FASB has proposed regarding off-balance-sheet assets, consolidation and sale treatment could also have an impact on capital ratios. See also Note 23 to the Consolidated Financial Statements on page 174, including “Funding Liquidity Facilities and Subordinate Interests.”

Components of Capital Under Regulatory Guidelines

In millions of dollars at year end	2008	2007 (1)
Tier 1 Capital
Common stockholders’ equity (2)	$70,966	$113,447
Qualifying perpetual preferred stock	70,664	—
Qualifying mandatorily redeemable securities of subsidiary trusts	23,899	23,594
Minority interest	1,268	4,077
Less: Net unrealized gains (losses) on securities available-for-sale, net of tax (3)	(9,647)	471
Less: Accumulated net losses on cash flow hedges, net of tax	(5,189)	(3,163)
Less: Pension liability adjustment, net of tax (4)	(2,615)	(1,196)
Less: Cumulative effect included in fair value of financial liabilities attributable to credit worthiness, net of tax (5)	3,391	1,352
Less: Restricted core capital elements (6)	—	1,364
Less: Disallowed deferred tax assets (7)	23,520	—
Less: Intangible assets:
Goodwill	27,132	41,053
Other disallowed intangible assets	10,607	10,511
Other	(840)	(1,500)
Total Tier 1 Capital	$118,758	$89,226
Tier 2 Capital
Allowance for credit losses (8)	$12,806	$15,778
Qualifying debt (9)	24,791	26,690
Unrealized marketable equity securities gains (3)	43	1,063
Restricted core capital elements (6)	—	1,364
Total Tier 2 Capital	$37,640	$44,895
Total Capital (Tier 1 and Tier 2)	$156,398	$134,121
Risk-weighted assets (10)	$996,247	$1,253,321

(1)	Reclassified to conform to the current period’s presentation.
(2)	Reflects prior period adjustment to opening retained earnings as presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 117.
(3)	Tier 1 Capital excludes unrealized gains and losses on debt securities available-for-sale in accordance with regulatory risk-based capital guidelines. Institutions are required to deduct from Tier 1 Capital net unrealized holding gains on available-for-sale equity securities with readily determinable fair values, net of tax. The federal bank regulatory agencies permit institutions to include in Tier 2 Capital up to 45% of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values, net of tax.
(4)	The FRB granted interim capital relief for the impact of adopting SFAS 158.
(5)	The impact of including Citigroup’s own credit rating in valuing liabilities for which the fair value option has been selected is excluded from Tier 1 Capital, in accordance with regulatory risk-based capital guidelines.
(6)	Represents the excess of allowable restricted core capital in Tier 1 Capital. Restricted core capital is limited to 25% of all core capital elements, net of goodwill.
(7)	Of the Company’s $44 billion of net deferred tax assets at December 31, 2008, $14 billion were includable without limitation in regulatory capital pursuant to the risk-based capital guidelines, while $24 billion exceeds the limitation imposed by these guidelines and as “disallowed deferred tax assets” were deducted in arriving at Tier 1 Capital. The Company’s other $6 billion of net deferred tax assets at December 31, 2008, primarily represented the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines. The Company had no disallowed deferred tax assets at December 31, 2007.
(8)	Can include up to 1.25% of risk-weighted assets. Any excess allowance is deducted from risk-weighted assets.
(9)	Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.
(10)	Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $102.9 billion for interest rate, commodity and equity derivative contracts, foreign-exchange contracts and credit derivatives as of December 31, 2008, compared with $91.3 billion as of December 31, 2007. Market-risk-equivalent assets included in risk-weighted assets amounted to $101.8 billion at December 31, 2008 and $109.0 billion at December 31, 2007. Risk-weighted assets also include the effect of other off-balance-sheet exposures, such as unused loan commitments and letters of credit, and reflect deductions for certain intangible assets and any excess allowance for credit losses.

Common stockholders’ equity decreased approximately $42.4 billion to $71.0 billion, representing 3.7% of total assets as of December 31, 2008 from $113.4 billion and 5.2% at December 31, 2007.

Common Equity

The table below summarizes the change in common stockholders’ equity during 2008:

In billions of dollars
Common equity, December 31, 2007	$113.4
Net loss	(27.7)
Employee benefit plans and other activities	4.1
Dividends	(7.6)
Issuance of shares for Nikko Cordial acquisition	4.4
Issuance of common stock	4.9
Net change in Accumulated other comprehensive income (loss), net of tax	(20.5)
Common equity, December 31, 2008	$71.0

As of December 31, 2008, $6.7 billion of stock repurchases remained under authorized repurchase programs after no material repurchases were made in 2008 and $0.7 billion of repurchases were made in 2007. Under TARP, the Company is restricted from repurchasing common stock, subject to certain exceptions, including in the ordinary course of business as part of employee benefit programs. In addition, in accordance with various TARP programs, Citigroup has agreed not to pay a quarterly common stock dividend exceeding $0.01 per share per quarter for three years (beginning in 2009) without the consent of the U.S. Treasury. See “TARP and Other Regulatory Programs” on page 44.

The Company is currently in ongoing discussions with the Federal Reserve Board regarding an increase to the Company’s risk-weighted assets resulting from certain liquidity-facility transactions relating to the Company’s primary credit card securitization trusts. This increase in risk-weighted assets will affect the calculation of the Company’s risk-based capital ratios. However, the timing and extent of the increase is not yet certain, pending completion of discussions with the Federal Reserve Board. See Note 23 to the Consolidated Financial Statements on page 174.

Tangible Common Equity (TCE)

The Company and its bank regulators view the Tier 1 Capital Ratio as being the most important measure of risk capital for bank holding companies. Citigroup’s Tier 1 Capital Ratio was 11.92% at December 31, 2008 compared to 7.12% at December 31, 2007.

Tangible common equity (TCE) represents Common equity less Goodwill and Intangible assets (excluding MSRs). TCE was $29.7 billion at December 31, 2008, compared to $58.1 billion at December 31, 2007. The TCE Ratio (TCE divided by risk-weighted assets) was 3.0% at December 31, 2008 compared to 4.6% at December 31, 2007. The primary drivers of the decline in TCE during the year were the 2008 net loss of $27.7 billion, and an increase in negative Accumulated other comprehensive income (AOCI) of $21 billion.

On February 27, 2009, the Company announced an exchange offer of its common stock for up to $27.5 billion of its existing preferred securities and trust preferred securities. The U.S. government will match this exchange up to a maximum of $25 billion of its preferred. These transactions are intended to increase the Company’s TCE. See “Outlook for 2009” on page 7.

Mandatorily Redeemable Securities of Subsidiary Trusts

Total mandatorily redeemable securities of subsidiary trusts (trust preferred securities), which qualify as Tier 1 Capital, were $23.899 billion at December 31, 2008, as compared to $23.594 billion at December 31, 2007. In 2008, Citigroup did not issue any new enhanced trust preferred securities.

The FRB issued a final rule, with an effective date of April 11, 2005, which retains trust preferred securities in Tier 1 Capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other restricted core capital elements included in Tier 1 Capital of internationally active banking organizations, such as Citigroup, would be limited to 15% of total core capital elements, net of goodwill, less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 Capital, subject to restrictions. At December 31, 2008, Citigroup had approximately 11.8% against the limit. The Company expects to be within restricted core capital limits prior to the implementation date of March 31, 2009.

The FRB permits additional securities, such as the equity units sold to ADIA, to be included in Tier 1 Capital up to 25% (including the restricted core capital elements in the 15% limit) of total core capital elements, net of goodwill less any associated deferred tax liability. At December 31, 2008, Citigroup had approximately 16.1% against the limit.

The FRB granted interim capital relief for the impact of adopting SFAS 158 at December 31, 2008 and December 31, 2007.

The FRB and the FFIEC may propose amendments to, and issue interpretations of, risk-based capital guidelines and reporting instructions. These may affect reported capital ratios and net risk-weighted assets.

Capital Resources of Citigroup’s Depository Institutions

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

At December 31, 2008, all of Citigroup’s subsidiary depository institutions were “well capitalized” under the federal regulatory agencies’ definitions, including Citigroup’s primary depository institution, Citibank, N.A., as noted in the following table:

Citibank, N.A. Components of Capital and Ratios Under Regulatory Guidelines

In billions of dollars at year end	2008	2007
Tier 1 Capital	$71.0	$82.0
Total Capital (Tier 1 and Tier 2)	108.4	121.6
Tier 1 Capital Ratio	9.94%	8.98%
Total Capital Ratio (Tier 1 and Tier 2)	15.18	13.33
Leverage Ratio (1)	5.82	6.65

(1)	Tier 1 Capital divided by adjusted average assets.

Citibank, N.A. had a net loss for 2008 amounting to $6.2 billion.

During 2008, Citibank, N.A. received contributions from its parent company of $6.1 billion. Citibank, N.A. did not issue any additional subordinated notes in 2008. Total subordinated notes issued to Citicorp Holdings Inc. that were outstanding at December 31, 2008 and December 31, 2007 and included in Citibank, N.A.’s Tier 2 Capital, amounted to $28.2 billion. Citibank, N.A. received an additional $14.3 billion in capital contribution from its parent company in January 2009. The impact of this contribution is not reflected in the table above. The substantial events in 2008 impacting the capital of Citigroup, and the potential future events discussed on page 94 under “Citigroup Regulatory Capital Ratios,” also affected, or could affect, Citibank, N.A.

The following table presents the estimated sensitivity of Citigroup’s and Citibank, N.A.’s Capital Ratios to changes of $100 million of Tier 1 or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average assets (denominator) based on financial information as of December 31, 2008. This information is provided solely for the purpose of analyzing the impact that a change in the Company’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of Capital, risk-weighted assets or adjusted average assets. Accordingly, an event that affects more than one factor may have a larger basis-point impact than is reflected in this table.

	Tier 1 Capital Ratio		Total Capital Ratio		Leverage Ratio
	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in total capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average assets
Citigroup	1.0 bps	1.2 bps	1.0 bps	1.6 bps	0.5 bps	0.3 bps
Citibank, N.A.	1.4 bps	1.4 bps	1.4 bps	2.1 bps	0.8 bps	0.5 bps

Broker-Dealer Subsidiaries

The Company’s broker-dealer subsidiaries—including Citigroup Global Markets Inc. (CGMI), an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI)—are subject to various securities and commodities regulations and capital adequacy requirements of the regulatory and exchange authorities of the countries in which they operate. Specifically, the Company’s U.S.-registered broker-dealer subsidiaries, including CGMI, are subject to the Securities and Exchange Commission’s Net Capital Rule, Rule 15c3-1 (the Net Capital Rule) under the Exchange Act and related NYSE regulations.

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

CGMI computes net capital in accordance with the provisions of Appendix E of the Net Capital Rule. This methodology allows CGMI to compute market risk capital charges using internal value-at-risk models. Under Appendix E, CGMI is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million. CGMI is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of December 31, 2008, CGMI had tentative net capital in excess of both the minimum and the notification requirements.

Compliance with the Net Capital Rule could limit those operations of CGMI that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also restrict CGMHI’s ability to withdraw capital from its broker-dealer subsidiaries, which in turn could limit CGMHI’s ability to pay dividends and make payments on its debt.

At December 31, 2008, CGMI had net capital, computed in accordance with the Net Capital Rule, of $2.5 billion, which exceeded the minimum requirement by $1.6 billion.

In addition, certain of the Company’s broker-dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. The Company’s broker-dealer subsidiaries were in compliance with their capital requirements at December 31, 2008. See further discussions on “Capital Requirements” on page 228.

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

On December 7, 2007, the U.S. banking regulators published the rules for large banks to comply with Basel II in the U.S. These rules require Citigroup, as a large and internationally active bank, to comply with the most advanced Basel II approaches for calculating credit and operational risk capital requirements. The U.S. implementation timetable consists of a parallel calculation period under the current regulatory capital regime (Basel I) and Basel II, starting anytime between April 1, 2008, and April 1, 2010 followed by a three-year transition period, typically starting 12 months after the beginning of parallel reporting. The U.S. regulators have reserved the right to change how Basel II is applied in the U.S. following a review at the end of the second year of the transitional period, and to retain the existing prompt corrective action and leverage capital requirements applicable to banking organizations in the U.S.

The Company intends to implement Basel II within the timeframe required by the final rules.

FUNDING

Overview

Because Citigroup is a bank holding company, substantially all of its net earnings are generated within its operating subsidiaries. These subsidiaries make funds available to Citigroup, primarily in the form of dividends. Certain subsidiaries’ dividend-paying abilities may be limited by covenant restrictions in credit agreements, regulatory requirements and/or rating-agency requirements that also impact their capitalization levels.

Global financial markets faced unprecedented disruption in the latter part of 2008. Citigroup and other U.S. financial services firms are currently benefiting from numerous government programs that are improving markets and supporting their current liquidity positions. These programs provide Citigroup with significant current funding capacity and significant liquidity support. These include:

•

In October 2008, the FDIC established the Temporary Liquidity Guarantee Program (TLGP). The TLGP provides a guarantee of certain newly issued senior unsecured long-term debt of banks, thrifts and certain holding companies, and by providing full coverage of non-interest-bearing deposit transaction accounts, regardless of dollar amount. The TLGP guarantees coverage of qualifying senior unsecured debt issued with a maturity prior to July 1, 2012. A significant portion of Citigroup’s existing commercial paper is guaranteed under this program. In addition, in December 2008, Citigroup issued approximately $5.75 billion of senior unsecured debt under this program. In January and February 2009, Citigroup and its affiliates issued an additional $14.9 billion in senior unsecured debt under the program. It has been proposed that the TLGP be extended from its current expiration date of June 30, 2009 to October 30, 2009.

•

In March 2008, the Federal Reserve Board authorized the Federal Reserve Bank of New York to establish the Primary Dealer Credit Facility to provide overnight financing to primary dealers in exchange for a broad range of collateral. Citigroup utilizes this program to supplement its secured financing capabilities. On December 31, 2008, Citigroup had funded $13.8 billion on a secured basis under this program.

•

In October 2008, the Federal Reserve Board established the Commercial Paper Funding Facility (CPFF) to provide a liquidity backstop to U.S. issuers of commercial paper. Under the CPFF, the Federal Reserve Bank of New York finances purchases of unsecured highly rated three-month U.S. dollar-denominated commercial paper of eligible issuers through primary dealers. On December 31, 2008, Citigroup had $9.0 billion Commercial Paper and $3.3 billion Credit Card Asset-Backed Commercial Paper outstanding under the program.

•

In March 2008, the Federal Reserve Board expanded its securities lending program to promote liquidity in the financing markets for Treasury securities and other collateral and thus foster the functioning of financial markets more generally. Under the Term Securities Lending Facility (TSLF), the Federal Reserve lends up to $200 billion of Treasury securities to primary dealers secured for a term of 28 days by a pledge of other securities, including federal agency debt, federal agency residential-mortgage-backed securities (MBS) and non-agency AAA/Aaa-rated private-label residential MBS. The securities are made available through a weekly auction process. Citigroup uses the TSLF to facilitate secured funding transactions for its inventory as well as that of its customers.

It has been proposed that the CPFF, PDCF and the TSLF be extended from their current expiration dates of June 30, 2009 to October 30, 2009.

•

In November 2008, the Federal Reserve Board announced the creation of the Term Asset-Backed Securities Loan Facility (TALF), a facility designed to support the issuance of asset-backed securities (ABS) collateralized by student loans, auto loans, credit card loans and loans guaranteed by the Small Business Administration (SBA). An expansion of this program, announced in February 2009, could broaden the eligible collateral to encompass other types of newly issued AAA-rated asset-backed securities, such as commercial mortgage-backed securities, private-label residential mortgage-backed securities and other asset-backed securities. Details of this program, including its commencement date, have not yet been announced. The TALF is currently scheduled to expire on December 31, 2009.

•

The U.S. Department of Education (DOE) has been working to ensure uninterrupted and timely access to Federal student loans by taking steps to maintain stability in student lending. The Ensuring Continued Access to Student Loans Act of 2008 (ECASLA) enacted by Congress in May 2008 allows the DOE to purchase qualifying Stafford and PLUS Loans originated during the 2003-2009 academic years. Legislation passed in October 2008 provides for a one year extension of authority for the DOE to purchase certain guaranteed student loans as defined under ECASLA through the 2009-2010 academic year. On July 3, 2008, the Company filed a required Notice of Intent to Participate with the Department under a program limited to qualifying loans originated during the 2008-2009 academic year. The Company received its initial funding through the Participation Program on December 5, 2008. In addition, on November 8, 2008, the DOE announced that it would provide liquidity support to one or more conforming Asset-Based Commercial Paper (ABCP) conduit(s). While details of this conduit are forthcoming, it is intended that all fully-disbursed non-consolidation Federal Family Education Loan Program (FFELP) loans awarded between October 1, 2003 and July 1, 2009 will be eligible for inclusion. On November 20, 2008 the DOE announced that it will take the additional step of using existing authority to purchase certain 2007-2008 academic year FFELP loans.

In addition to the above programs, during the second half of 2007 and the full year of 2008, the Company took a series of actions to reduce potential funding risks related to short-term market dislocations. The amount of commercial paper outstanding was reduced and the weighted-average maturity was extended, the parent company liquidity portfolio (a portfolio of cash and highly liquid securities) and broker-dealer “cash box” (unencumbered cash deposits) were increased substantially and the amount of unsecured overnight bank borrowings was reduced. For each of the past eight months in the period ending December 31, 2008, the Company was, on average, a net lender of funds in the interbank market or had excess cash placed in its account at the Federal Reserve Bank of New York. As of December 31, 2008, the parent company liquidity portfolio and broker-dealer “cash box” totaled $66.8 billion as compared with $24.2 billion at December 31, 2007.

These actions to reduce funding risks, the reduction of the balance sheet and the substantial support provided by U.S. government programs have allowed the combined parent and broker-dealer entities to maintain sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon, without accessing the unsecured markets.

Sources of Liquidity

Primary sources of liquidity for Citigroup and its principal subsidiaries include:

•	deposits;
•	collateralized financing transactions;
•	senior and subordinated debt;
•	commercial paper;
•	trust preferred and preferred securities; and
•	purchased/wholesale funds.

Citigroup’s funding sources are diversified across funding types and geography, a benefit of its global franchise. Funding for Citigroup and its major operating subsidiaries includes a geographically diverse retail and corporate deposit base of $774.2 billion. These deposits are diversified across products and regions, with approximately two-thirds of them outside of the U.S. This diversification provides the Company with an important, stable and low-cost source of funding. A significant portion of these deposits has been, and is expected to be, long-term and stable, and are considered to be core.

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

Excluding the impact of changes in foreign exchange rates and the sale of our retail banking operations in Germany during the year ending December 31, 2008, the Company’s deposit base remained stable. On a volume basis, deposit increases were noted in Transaction Services, U.S. Retail Banking and Smith Barney. This was partially offset by the Company’s decision to reduce deposits considered wholesale funding, consistent with the Company’s de-leveraging efforts, and declines in International Consumer Banking and the Private Bank.

Citigroup and its subsidiaries have historically had a significant presence in the global capital markets. The Company’s capital markets funding activities have been primarily undertaken by two legal entities: (i) Citigroup Inc., which issues long-term debt, medium-term notes, trust preferred securities, and preferred and common stock; and (ii) Citigroup Funding Inc. (CFI), a first-tier subsidiary of Citigroup, which issues commercial paper, medium-term notes and structured equity-linked and credit-linked notes, all of which are guaranteed by Citigroup. Other significant elements of long-term debt on the Consolidated Balance Sheet include collateralized advances from the Federal Home Loan Bank system, long-term debt related to the consolidation of ICG’s Structured Investment Vehicles, asset-backed outstandings, and certain borrowings of foreign subsidiaries.

Each of Citigroup’s major operating subsidiaries finances its operations on a basis consistent with its capitalization, regulatory structure and the environment in which it operates. Particular attention is paid to those businesses that for tax, sovereign risk, or regulatory reasons cannot be freely and readily funded in the international markets.

Citigroup’s borrowings have historically been diversified by geography, investor, instrument and currency. Decisions regarding the ultimate currency and interest rate profile of liquidity generated through these borrowings can be separated from the actual issuance through the use of derivative instruments.

Citigroup is a provider of liquidity facilities to the commercial paper programs of the two primary Credit Card securitization trusts with which it transacts. Citigroup may also provide other types of support to the trusts. As a result of the recent economic downturn, its impact on the cashflows of the trusts, and in response to credit rating agency reviews of the trusts, the Company increased the credit enhancement in the Omni Trust, and plans to provide additional enhancement to the Master Trust (see Note 23 to Consolidated Financial Statements on page 179 for a further discussion). This support preserves investor sponsorship of our card securitization franchise, an important source of liquidity.

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

Non-Banking Subsidiaries

Citigroup also receives dividends from its non-bank subsidiaries. These non-bank subsidiaries are generally not subject to regulatory restrictions on dividends. However, as discussed in “Capital Resources and Liquidity” on page 94, the ability of CGMHI to declare dividends can be restricted by capital considerations of its broker-dealer subsidiaries.

CGMHI’s consolidated balance sheet is liquid, with the vast majority of its assets consisting of marketable securities and collateralized short-term financing agreements arising from securities transactions. CGMHI monitors and evaluates the adequacy of its capital and borrowing base on a daily basis to maintain liquidity and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

Some of Citigroup’s non-bank subsidiaries, including CGMHI, have credit facilities with Citigroup’s subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act. There are various legal restrictions on the extent to which a bank holding company and certain of its non-bank subsidiaries can borrow or obtain credit from Citigroup’s subsidiary depository institutions or engage in certain other transactions with them. In general, these restrictions require that transactions be on arm’s length terms and be secured by designated amounts of specified collateral. See Note 20 to the Consolidated Financial Statements on page 168.

At December 31, 2008, long-term debt and commercial paper outstanding for Citigroup, CGMHI, CFI and Citigroup’s subsidiaries were as follows:

In billions of dollars	Citigroup parent company	CGMHI (2)	Citigroup Funding Inc. (2)	Other Citigroup subsidiaries
Long-term debt	$192.3	$20.6	$37.4	$109.3	(1)
Commercial paper	$—	$—	$28.6	$0.5

(1)	At December 31, 2008, approximately $67.4 billion relates to collateralized advances from the Federal Home Loan Bank.
(2)	Citigroup Inc. guarantees all of CFI’s debt and CGMHI’s publicly issued securities.

See Note 20 to the Consolidated Financial Statements on page 168 for further detail on long-term debt and commercial paper outstanding.

Credit Ratings

Citigroup’s ability to access the capital markets and other sources of wholesale funds, as well as the cost of these funds and its ability to maintain certain deposits, is highly dependent on its credit ratings. The table below indicates the current ratings for Citigroup.

On November 24, 2008, Fitch Ratings lowered Citigroup Inc.’s and Citibank, N.A.’s senior debt rating to “A+” from “AA-.” In doing so, Fitch removed the rating from “Watch Negative” and applied a “Stable Outlook.” On December 18, 2008, Moody’s Investors Service lowered Citigroup Inc.’s senior debt rating to “A2” from “Aa3” and Citibank, N.A.’s long-term rating to “Aa3” from “Aa1.” In doing so, Moody’s removed the rating from “Under Review for possible downgrade” and applied a “Stable Outlook.” On January 16, 2009, Moody’s placed the ratings outlook of Citigroup Inc. and its subsidiaries on “Under Review for possible downgrade” from “Stable Outlook,” while maintaining the “Stable Outlook” for Citibank N.A.’s short-term obligations. On February 27, 2009, Moody’s Investors Service lowered Citigroup Inc.’s senior debt ratings to “A3” from “A2” and Citibank, N.A.’s long term rating to “A1” from “Aa3.” In doing so, Moody’s removed the ratings from “Under Review for possible downgrade” and applied a “Stable Outlook.” On December 19, 2008, Standard & Poor’s lowered Citigroup Inc.’s senior debt rating to “A” from “AA-” and Citibank, N.A.’s long-term rating to “A+” from “AA.” In doing so, Standard & Poor’s removed the rating from “CreditWatch Negative” and applied a “Stable Outlook.” On December 19, 2008, Standard & Poor’s also lowered the short-term and commercial paper ratings of Citigroup and Citibank, N.A. to “A-1” from “A-1+”. On February 27, 2009, Standard & Poor’s placed the ratings of Citigroup Inc. and its subsidiaries on “Negative Outlook”.

As a result of the Citigroup guarantee, changes in ratings and ratings outlooks for Citigroup Funding Inc. are the same as those of Citigroup noted above.

Citigroup’s Debt Ratings as of December 31, 2008

	Citigroup Inc.		Citigroup Funding Inc.		Citibank, N.A.
	Senior debt	Commercial paper	Senior debt	Commercial paper	Long- term	Short- term
Fitch Ratings	A+	F1+	A+	F1+	A+	F1+
Moody’s Investors Service	A2	P-1	A2	P-1	Aa3	P-1
Standard & Poor’s	A	A-1	A	A-1	A+	A-1

Ratings downgrades by Fitch Ratings, Moody’s Investors Service or Standard & Poor’s have had and could have impacts on funding and liquidity, and could also have further explicit impact on liquidity due to collateral triggers and other cash requirements. Because of the current credit ratings of Citigroup Inc., a one-notch downgrade of its senior debt/long-term rating would likely impact Citigroup Inc.’s commercial paper/short-term rating. As of January 31, 2009, a one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. accompanied by a one-notch downgrade of Citigroup Inc.’s commercial paper/short-term rating would result in an approximately $11.0 billion funding requirement in the form of collateral and cash obligations. Further, as of January 31, 2009, a one-notch downgrade of the senior debt/long-term ratings of Citibank, N.A. would result in an approximately $7.0 billion funding requirement in the form of collateral and cash obligations. Because of the credit ratings of Citibank, N.A., a one-notch downgrade of its senior debt/long-term rating is unlikely to have any impact on its commercial paper/short-term rating.

LIQUIDITY

Overview

Citigroup’s liquidity management is structured to ensure the availability of funds and to optimize the free flow of funds through the Company’s legal and regulatory structure. Principal constraints relate to legal and regulatory limitations, sovereign risk and tax considerations. Consistent with these constraints and the consolidated funding activities described in the “Funding” section on page 98, Citigroup’s primary objectives for liquidity management are established by entity and in aggregate across three main operating entities as follows:

•	Holding Company (Parent);
•	Broker-Dealer (CGMHI); and
•	Bank Entities.

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

The basis of Citigroup’s liquidity management is strong decentralized liquidity management at each of its principal operating subsidiaries and in each of its countries, combined with an active corporate oversight function. As discussed in “Capital Resources” on page 94, Citigroup’s FinALCO undertakes this oversight responsibility along with the Treasurer. One of the objectives of the FinALCO is to monitor and review the overall liquidity and balance sheet positions of Citigroup and its principal subsidiaries. Similarly, Asset and Liability Committees are also established for each country and/or major line of business.

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

Liquidity Limits

Liquidity limits establish boundaries for market access in business-as-usual conditions and are monitored against the liquidity position on a daily basis. These limits are established based on the size of the balance sheet, depth of the market, experience level of local management, stability of the liabilities and liquidity of the assets. Finally, the limits are subject to the evaluation of the entities’ stress test results. Generally, limits are established such that in stress scenarios, entities are self-funded or net providers of liquidity. Thus, the risk tolerance of the liquidity position is limited based on the capacity to cover the position in a stressed environment. These limits are the key daily risk-management tool for the Parent and Bank Entities.

Within this construct, there is a funding framework for the Company’s activities. The primary benchmark for the Parent and Broker-Dealer is that, on a combined basis, Citigroup maintains sufficient liquidity to meet all maturing unsecured debt obligations due within one year without accessing the unsecured markets. The resulting “short-term ratio” is monitored on a daily basis. The short-term ratio consists of the following significant components:

Liquidity Sources

•	Cash and Liquid Securities Portfolio

The Company maintains cash and a portfolio of highly liquid/highly-rated securities that could be sold or financed on a secured basis. The cash balances are available for same-day settlement.

•	Unencumbered Securities of the Broker-Dealer

CGMHI has unencumbered securities that are available for sale or can be financed on a secured basis. The liquidity assumptions are reviewed periodically to assess liquidation horizons and required margins in line with market conditions.

•	23A Capacity

As discussed further in the “Funding” section beginning on page 98, some of Citigroup’s non-bank subsidiaries, including CGMHI, have credit facilities with Citigroup’s subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.

Liquidity Obligations

•	Commercial Paper

Maturing commercial paper issued by CFI. See Note 20 to the Consolidated Financial Statements on page 168 for further information.

•	LT Debt Maturing Within 12 Months

This includes debt maturing within the next 12 months of Citigroup, CFI and CGMHI.

•	Guaranteed Money Market Notes

Represents a portion of notes issued through Citi’s Private Bank via a non-bank subsidiary that is an element of Parent Company funding.

•	Maturing Bank Loans

As further described in Note 20 to the Consolidated Financial Statements on page 168, CGMHI has a series of committed and uncommitted third-party bank facilities that it uses in the ordinary course of business.

•	Interest and Preferred Dividends

Represents interest on the Company’s debt and dividends on its preferred stock.

•	Other

At December 31, 2008, this category included miscellaneous payables and potential payments under letters of credit, legal settlements and structured notes.

In addition, a series of funding and risk-management benchmarks and monitoring tools are established for the parent, broker-dealer and bank entities, as further described in the following sections below.

Liquidity Ratios

A series of standard corporate-wide liquidity ratios has been established to monitor the structural elements of Citigroup’s liquidity. As discussed on page 101, for the Parent and CGMHI, ratios are established for liquid assets against short-term obligations. For bank entities, key liquidity ratios include cash capital (defined as core deposits, long-term debt, and capital compared with illiquid assets), liquid assets against liquidity gaps, core deposits to loans, and deposits to loans. Several measures exist to review potential concentrations of funding by individual name, product, industry, or geography. Triggers for management discussion, which may result in other actions, have been established against these ratios. In addition, each individual major operating subsidiary or country establishes targets against these ratios and may monitor other ratios as approved in its funding and liquidity plan.

For CGMHI and Bank Entities, one of the key structural liquidity measures is the cash capital ratio. Cash capital is a broader measure of the ability to fund the structurally illiquid portion of the Company’s balance sheet than traditional measures such as deposits to loans or core deposits to loans. The ratio measures the ability to fund illiquid assets with structurally long-term funding over one year. At December 31, 2008, both CGMHI and the aggregate Bank Entities had an excess of structural long-term funding as compared with their illiquid assets.

Market Triggers

Market triggers are internal or external market or economic factors that may imply a change to market liquidity or Citigroup’s access to the markets. Citigroup market triggers are monitored on a weekly basis by the Treasurer and the head of Risk Architecture and are presented to the FinALCO. Appropriate market triggers are also established and monitored for each major operating subsidiary and/or country as part of the funding and liquidity plans. Local triggers are reviewed with the local country or business ALCO and independent risk management.

Stress Testing

Simulated liquidity stress testing is periodically performed for each major operating subsidiary and/or country. A variety of firm-specific and market-related scenarios are used at the consolidated level and in individual countries. These scenarios include assumptions about significant changes in key funding sources, credit ratings, contingent uses of funding, and political and economic conditions in certain countries. The results of stress tests of individual countries and operating subsidiaries are reviewed to ensure that each individual major operating subsidiary or country is either a self-funded or net provider of liquidity. In addition, a Contingency Funding Plan is prepared on a periodic basis for Citigroup. The plan includes detailed policies, procedures, roles and responsibilities, and the results of corporate stress tests. The product of these stress tests is a series of alternatives that can be used by the Treasurer in a liquidity event.

During 2008, Citigroup increased the frequency, duration, and severity of certain stress testing, particularly related to the interconnection of idiosyncratic and systemic risk. In addition, in conformity with recommendations made by the Credit Risk Management Policy Group III, Citigroup instituted a 30-day maximum cash flow for some of its key operating entities.

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

OFF-BALANCE-SHEET ARRANGEMENTS

Citigroup and its subsidiaries are involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs), primarily in connection with securitization activities in the Consumer Banking and Institutional Clients Group. Citigroup and its subsidiaries use SPEs principally to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup’s financial assets, assisting clients in securitizing their financial assets and creating investment products for clients. For further information about the Company’s securitization activities and involvement in SPEs, see Note 23 to Notes to Consolidated Financial Statements on page 174 and “Significant Accounting Policies and Significant Estimates—Securitizations” on page 18.

The following tables describe certain characteristics of assets owned by certain identified significant unconsolidated VIEs as of December 31, 2008. These VIEs and the Company’s exposure to the VIEs are described in Note 23 to the Consolidated Financial Statements on page 174.

			Credit rating distribution
Citi-Administered Asset-Backed Commercial Paper Conduits	Total assets (in billions)	Weighted average life	AAA	AA	A	BBB/BBB+
	$59.6	4.2 years	41%	45%	10%	4%

Asset class	% of total portfolio
Student loans	24%
Trade receivables	13%
Credit cards and consumer loans	10%
Portfolio finance	12%
Commercial loans and corporate credit	17%
Export finance	13%
Auto	8%
Residential mortgage	3%
Total	100%

			Credit rating distribution
Collateralized Debt and Loan Obligations	Total assets (in billions)	Weighted average life	A or higher	BBB	BB/B	CCC	Unrated
Collateralized debt obligations (CDOs)	$17.6	4.5 years	23%	13%	11%	34%	19%
Collateralized loan obligations (CLOs)	$20.1	5.9 years	1%	3%	45%	1%	50%

	Credit rating distribution
Municipal Securities Tender Option Bond Trusts (TOB)	Total assets (in billions)	Weighted average life	AAA/Aaa	AA/Aa1 – AA-/Aa3	Less than AA-/Aa3
Customer TOB trusts (not consolidated)	$8.1	11.4 years	48%	42%	10%
Proprietary TOB trusts (consolidated and non-consolidated)	$15.5	19.0 years	50%	41%	9%
QSPE TOB trusts (not consolidated)	$6.5	9.0 years	62%	29%	9%

Credit Commitments and Lines of Credit

The table below summarizes Citigroup’s credit commitments as of December 31, 2008 and December 31, 2007:

In millions of dollars	U.S.	Outside of U.S.	December 31, 2008	December 31, 2007
Financial standby letters of credit and foreign office guarantees	$68,100	$26,136	$94,236	$87,066
Performance standby letters of credit and foreign office guarantees	5,809	10,487	16,296	18,055
Commercial and similar letters of credit	2,187	6,028	8,215	9,175
One- to four-family residential mortgages	628	309	937	4,587
Revolving open-end loans secured by one- to four-family residential properties	22,591	2,621	25,212	35,187
Commercial real estate, construction and land development	2,084	618	2,702	4,834
Credit card lines (1)	867,261	135,176	1,002,437	1,103,535
Commercial and other consumer loan commitments (2)	217,818	92,179	309,997	473,631
Total	$1,186,478	$273,554	$1,460,032	$1,736,070

(1)	Credit card lines are unconditionally cancelable by the issuer.
(2)	Includes commercial commitments to make or purchase loans, to purchase third-party receivables, and to provide note issuance or revolving underwriting facilities. Amounts include $140 billion and $259 billion with original maturity of less than one year at December 31, 2008 and December 31, 2007, respectively.

See Note 29 to the Consolidated Financial Statements on page 206 for additional information on credit commitments and lines of credit.

Contractual Obligations

The following table includes aggregated information about Citigroup’s contractual obligations that impact its short- and long-term liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation. It includes the maturity profile of the Company’s consolidated long-term debt, operating leases and other long-term liabilities. The Company’s capital lease obligations are included in purchase obligations in the table.

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

Excluded from the following table are obligations that are generally short term in nature, including deposit liabilities and securities sold under agreements to repurchase. The table also excludes certain insurance and investment contracts subject to mortality and morbidity risks or without defined maturities, such that the timing of payments and withdrawals is uncertain. The liabilities related to these insurance and investment contracts are included on the Consolidated Balance Sheet as Insurance Policy and Claims Reserves, Contractholder Funds, and Separate and Variable Accounts.

Citigroup’s funding policy for pension plans is generally to fund to the minimum amounts required by the applicable laws and regulations. At December 31, 2008, there were no minimum required contributions, and no contributions are currently planned for the U.S. pension plans. Accordingly, no amounts have been included in the table below for future contributions to the U.S. pension plans. For the non-U.S. plans, discretionary contributions in 2009 are anticipated to be approximately $167 million and this amount has been included in purchase obligations in the table below. The estimated pension plan contributions are subject to change, since contribution decisions are affected by various factors, such as market performance, regulatory and legal requirements, and management’s ability to change funding policy. For additional information regarding the Company’s retirement benefit obligations, see Note 9 to the Consolidated Financial Statements on page 143.

	Contractual obligations by year

In millions of dollars at year end	2009	2010	2011	2012	2013	Thereafter
Long-term debt obligations (1)	$88,472	$41,431	$42,112	$27,999	$25,955	$133,624
Operating lease obligations	1,470	1,328	1,134	1,010	922	3,415
Purchase obligations	2,214	750	700	444	395	1,316
Other liabilities reflected on the Company’s Consolidated Balance Sheet (2)	38,221	792	35	36	38	3,193
Total	$130,377	$44,301	$43,981	$29,489	$27,310	$141,548

(1)	For additional information about long-term debt and trust preferred securities, see Note 20 to the Consolidated Financial Statements on page 168.
(2)	Relates primarily to accounts payable and accrued expenses included in Other liabilities in the Company’s Consolidated Balance Sheet. Also included are various litigation settlements.

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

The following table shows the pension (benefit) expense and contributions for Citigroup’s plans:

	U.S. plans			Non-U.S. plans
In millions of dollars	2008	2007	2006	2008	2007	2006
Pension (benefit) expense (1)(2)	$(160)	$179	$182	$205	$123	$115
Company contributions (3)	—	—	—	286	223	382

(1)	The 2008 expense includes a $23 million curtailment loss for the U.S. plans and $22 million for the non-U.S. plans recognized in the fourth quarter relating to the Company’s restructuring actions.
(2)	The 2006 expense for the U.S. plans includes an $80 million curtailment gain recognized as of September 30, 2006 relating to the Company’s decision to freeze benefit accruals for all cash-balance participants after 2007.
(3)	In addition, the Company absorbed $13 million, $15 million and $20 million during 2008, 2007 and 2006, respectively, relating to certain investment management fees and administration costs for the U.S. plans, which are excluded from this table.

The following table shows the combined postretirement expense and contributions for Citigroup’s U.S. and foreign plans:

	U.S. and non-U.S. plans
In millions of dollars	2008	2007	2006
Postretirement expense (1)	$115	$69	$71
Company contributions	103	72	260

(1)	The 2008 expense includes a $6 million curtailment loss related to the Company’s fourth-quarter restructuring actions.

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

The expected rate of return for the U.S. pension and post-retirement plans was 7.75% at December 31, 2008 and 8.0% at December 31, 2007 and 2006, reflecting the performance of the global capital markets. Actual returns in 2008 were less than the expected returns, while actual returns in 2007 and 2006 were more than the expected returns. This expected amount reflects the expected annual appreciation of the plan assets and reduces the annual pension expense of the Company. It is deducted from the sum of service cost, interest and other components of pension expense to arrive at the net pension (benefit) expense. Net pension (benefit) expense for the U.S. pension plans for 2008, 2007 and 2006 reflects deductions of $949, $889 million and $845 million of expected returns, respectively.

FAIR VALUATION

The following table shows the expected versus actual rate of return on plan assets for the U.S. pension and postretirement plans:

	2008	2007	2006
Expected rate of return	7.75%	8.0%	8.0%
Actual rate of return	(5.42)%	13.2%	14.7%

For the foreign plans, pension expense for 2008 was reduced by the expected return of $487 million, compared with the actual return of $(883) million. Pension expense for 2007 and 2006 was reduced by expected returns of $477 million and $384 million, respectively. Actual returns were higher in 2007 and 2006 than the expected returns in those years.

Discount Rate

The 2008 and 2007 discount rates for the U.S. pension and postretirement plans were selected by reference to a Citigroup-specific analysis using each plan’s specific cash flows and compared with the Moody’s Aa Long-Term Corporate Bond Yield for reasonableness. Citigroup’s policy is to round to the nearest tenth of a percent. Accordingly, at December 31, 2008, the discount rate was set at 6.1% for the pension plans and at 6.0% for the postretirement welfare plans.

At December 31, 2007, the discount rate was set at 6.2% for the pension plans and 6.0% for the postretirement plans, referencing a Citigroup-specific cash flow analysis.

As of September 30, 2006, the U.S. pension plan was remeasured to reflect the freeze of benefits accruals for all non-grandfathered participants, effective January 1, 2008. Under the September 30, 2006 remeasurement and year-end analysis, the resulting plan-specific discount rate for the pension plan was 5.86%, which was rounded to 5.9%.

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

For additional information on the pension and postretirement plans, and on discount rates used in determining pension and postretirement benefit obligations and net benefit expense for the Company’s plans, as well as the effects of a one percentage-point change in the expected rates of return and the discount rates, see Note 9 to the Company’s Consolidated Financial Statements on page 143.

Adoption of SFAS 158

Upon the adoption of SFAS No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Benefits (SFAS 158), at December 31, 2006, the Company recorded an after-tax charge to equity of $1.6 billion, which corresponds to the plans’ net pension and postretirement liabilities and the write-off of the existing prepaid asset, which relates to unamortized actuarial gains and losses, prior service costs/benefits and transition assets/liabilities.

For a discussion of fair value of assets and liabilities, see “Significant Accounting Policies and Significant Estimates” on page 18 and Notes 26, 27 and 28 to the Consolidated Financial Statements on pages 191, 200 and 205.

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

Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Citigroup Web site, www.citigroup.com. The Code of Conduct can be found by clicking on “About Citi,” and the Code of Ethics for Financial Professionals can be found by further clicking on “Corporate Governance.” The Company’s Corporate Governance Guidelines and the charters for the Audit and Risk Management Committee, the Nomination and Governance Committee, the Personnel and Compensation Committee, and the Public Affairs Committee of the Board are also available under the “Corporate Governance” page, or by writing to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043.

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

The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Company’s disclosure controls and procedures were effective.

Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

These forward-looking statements are based on management’s current expectations and involve external risks and uncertainties including, but not limited to, those described under “Risk Factors” beginning on page 47. Other risks and uncertainties disclosed herein include, but are not limited to:

•	levels of activity and volatility in the capital markets;
•	global economic conditions, including the level of interest rates, the credit environment, unemployment rates, and political and regulatory developments in the U.S. and around the world;
•	the impact the elimination of QSPEs from the guidance on SFAS 140 may have on Citigroup’s consolidated financial statements;
•	the difficult environment surrounding the Japan Consumer Finance business and the way courts will view grey zone claims;
•	the effect continued deterioration in the U.S. housing market could have on the Consumer Banking business’ cost of credit in the first mortgage and second mortgage portfolios;
•	the effect of default rates on the cost of credit;
•	the dividending capabilities of Citigroup’s subsidiaries;
•	the effect that possible amendments to, and interpretations of, risk-based capital guidelines and reporting instructions might have on Citigroup’s reported capital ratios and net risk-weighted assets;
•	the possibility of further adverse rating actions by credit rating agencies in respect of structured credit products or other credit-related exposures or of monoline insurers;
•

the effectiveness of the hedging products used in connection with Securities and Banking’s trading positions in U.S. subprime RMBS and related products, including ABS CDOs, in the event of material changes in market conditions; and

•	the outcome of legal, regulatory and other proceedings.

GLOSSARY OF TERMS

Accumulated Benefit Obligation (ABO)—The actuarial present value of benefits (vested and unvested) attributed to employee services rendered up to the calculation date.

Adjusted Average Assets—Each year’s fourth quarter adjusted average of total GAAP assets (net of allowance for loan losses) less goodwill; certain other intangible assets; certain credit-enhancing interest-only strips; investments in subsidiaries or associated companies that the Federal Reserve determines should be deducted from Tier 1 Capital; deferred tax assets that are dependent upon future taxable income; and certain equity investments that are subject to a deduction from Tier 1 Capital.

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

Basel II —A new set of risk-based regulatory capital standards for internationally active banking organizations, published June 26, 2004 (subsequently amended in November 2005) by the Basel Committee on Banking Supervision, which consists of central banks and bank supervisors from 13 countries and is organized under the auspices of the Bank for International Settlements (“BIS”).

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

Collateralized Debt Obligations (CDOs)—security issued by a trust, which is backed by a pool of bonds, loans, or other assets, including residential or commercial mortgage-backed securities and other asset-backed securities.

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

Leverage Ratio—The Leverage Ratio is calculated by dividing Tier 1 Capital by leverage assets. Leverage assets are defined as each year’s fourth quarter adjusted average of total assets, net of goodwill, intangibles and certain other items as required by the Federal Reserve.

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

Other Real Estate Owned (OREO)—The carrying value of all property acquired by foreclosure or other legal proceedings when the Company has taken possession of the collateral.

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

TARP—Troubled Asset Relief Program established by the Emergency Economic Stabilization Act of 2008, under which broad authority was conferred upon the U.S. Department of the Treasury to undertake various programs and initiatives to aid in the restoration of stability and liquidity to U.S. financial markets and strengthen U.S. financial institutions. Among the mechanisms employed under the Troubled Asset Relief Program to enhance the capital of U.S. financial institutions are the Capital Purchase Program and the Targeted Investment Program.

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

Citigroup management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 112, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM— INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Citigroup Inc.:

We have audited Citigroup Inc. and subsidiaries’ (the “Company” or “Citigroup”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Citigroup maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citigroup as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM— CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders

Citigroup Inc.:

We have audited the accompanying consolidated balance sheets of Citigroup Inc. and subsidiaries (the “Company” or “Citigroup”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup as of December 31, 2008 and 2007, the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, and the financial position of Citibank, N.A. and subsidiaries as of December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its methods of accounting for fair value measurements, the fair value option for financial assets and financial liabilities, uncertainty in income taxes and cash flows relating to income taxes generated by a leverage lease transaction.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citigroup’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 27, 2009

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

NOTES TO CONSOLIDATED FINANCIAL

    STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME	Citigroup Inc. and Subsidiaries

	Year ended December 31
In millions of dollars, except per share amounts	2008	2007	2006
Revenues
Interest revenue	$106,655	$121,429	$93,611
Interest expense	52,963	76,051	55,683
Net interest revenue	$53,692	$45,378	$37,928
Commissions and fees	$11,227	$20,706	$18,850
Principal transactions	(22,188)	(12,086)	7,990
Administration and other fiduciary fees	8,560	9,132	6,903
Realized gains (losses) from sales of investments	(2,061)	1,168	1,791
Insurance premiums	3,221	3,062	2,769
Other revenue	342	11,135	10,096
Total non-interest revenues	$(899)	$33,117	$48,399
Total revenues, net of interest expense	$52,793	$78,495	$86,327
Provisions for credit losses and for benefits and claims
Provision for loan losses	$33,674	$16,832	$6,320
Policyholder benefits and claims	1,403	935	967
Provision for unfunded lending commitments	(363)	150	250
Total provisions for credit losses and for benefits and claims	$34,714	$17,917	$7,537
Operating expenses
Compensation and benefits	$32,440	$33,892	$29,752
Net occupancy	7,125	6,648	5,794
Technology/communication	4,897	4,511	3,741
Advertising and marketing	2,292	2,803	2,471
Restructuring	1,766	1,528	—
Other operating	22,614	10,420	8,543
Total operating expenses	$71,134	$59,802	$50,301
Income (loss) from continuing operations before income taxes and minority interest	$(53,055)	$776	$28,489
Provision (benefit) for income taxes	(20,612)	(2,498)	7,749
Minority interest, net of taxes	(349)	285	289
Income (loss) from continuing operations	$(32,094)	$2,989	$20,451
Discontinued operations
Income from discontinued operations	$1,478	$925	$1,177
Gain on sale	3,139	—	219
Provision (benefit) for income taxes and minority interest, net of taxes	207	297	309
Income from discontinued operations, net of taxes	$4,410	$628	$1,087
Net income (loss)	$(27,684)	$3,617	$21,538
Basic earnings per share (1)
Income (loss) from continuing operations	$(6.42)	$0.60	$4.17
Income from discontinued operations, net of taxes	0.83	0.13	0.22
Net income (loss)	$(5.59)	$0.73	$4.39
Weighted average common shares outstanding	5,265.4	4,905.8	4,887.3
Diluted earnings per share (1)
Income (loss) from continuing operations	$(6.42)	$0.59	$4.09
Income from discontinued operations, net of taxes	0.83	0.13	0.22
Net income (loss)	$(5.59)	$0.72	$4.31
Adjusted weighted average common shares outstanding	5,795.1	4,995.3	4,986.1

(1)	Diluted shares used in the diluted EPS calculation represent basic shares for 2008 due to the net loss. Using actual diluted shares would result in anti-dilution.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

	December 31
In millions of dollars, except shares	2008	2007
Assets
Cash and due from banks (including segregated cash and other deposits)	$29,253	$38,206
Deposits with banks	170,331	69,366
Federal funds sold and securities borrowed or purchased under agreements to resell (including $70,305 and $84,305 as of December 31, 2008 and December 31, 2007, respectively, at fair value)	184,133	274,066
Brokerage receivables	44,278	57,359
Trading account assets (including $148,703 and $157,221 pledged to creditors at December 31, 2008 and December 31, 2007, respectively)	377,635	538,984
Investments (including $14,875 and $21,449 pledged to creditors at December 31, 2008 and December 31, 2007, respectively)	256,020	215,008
Loans, net of unearned income
Consumer (including $36 at fair value as of December 31, 2008)	519,673	592,307
Corporate (including $2,696 and $3,727 at December 31, 2008 and December 31, 2007, respectively, at fair value)	174,543	185,686
Loans, net of unearned income	$694,216	$777,993
Allowance for loan losses	(29,616)	(16,117)
Total loans, net	$664,600	$761,876
Goodwill	27,132	41,053
Intangible assets (other than MSRs)	14,159	14,307
Mortgage servicing rights (MSRs) (including $5,657 and $8,380 at December 31, 2008 and December 31, 2007, respectively, at fair value)	5,657	8,380
Other assets (including $5,722 and $9,802 as of December 31, 2008 and December 31, 2007 respectively, at fair value)	165,272	168,875
Total assets	$1,938,470	$2,187,480
Liabilities
Non-interest-bearing deposits in U.S. offices	$60,070	$40,859
Interest-bearing deposits in U.S. offices (including $1,335 and $1,337 at December 31, 2008 and December 31, 2007, respectively, at fair value)	229,906	225,198
Non-interest-bearing deposits in offices outside the U.S.	37,412	43,335
Interest-bearing deposits in offices outside the U.S. (including $1,271 and $2,261 at December 31, 2008 and December 31, 2007, respectively, at fair value)	446,797	516,838
Total deposits	$774,185	$826,230
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $138,866 and $199,854 as of December 31, 2008 and December 31, 2007, respectively, at fair value)	205,293	304,243
Brokerage payables	70,916	84,951
Trading account liabilities	167,478	182,082
Short-term borrowings (including $17,607 and $13,487 at December 31, 2008 and December 31, 2007, respectively, at fair value)	126,691	146,488
Long-term debt (including $27,263 and $79,312 at December 31, 2008 and December 31, 2007, respectively, at fair value)	359,593	427,112
Other liabilities (including $3,696 and $1,568 as of December 31, 2008 and December 31, 2007, respectively, at fair value)	92,684	102,927
Total liabilities	$1,796,840	$2,074,033
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 828,573 at December 31, 2008, at aggregate liquidation value	$70,664	$—
Common stock ($0.01 par value; authorized shares: 15 billion), issued shares: 5,671,743,807 at December 31, 2008 and 5,477,416,086 at December 31, 2007	57	55
Additional paid-in capital	19,165	18,007
Retained earnings (1)	86,521	121,769
Treasury stock, at cost: 2008—221,675,719 shares and 2007—482,834,568 shares	(9,582)	(21,724)
Accumulated other comprehensive income (loss)	(25,195)	(4,660)
Total stockholders’ equity	$141,630	$113,447
Total liabilities and stockholders’ equity	$1,938,470	$2,187,480

(1)	Citigroup’s opening Retained earnings balance has been reduced by $151 million to reflect a prior period adjustment to Goodwill. This reduction adjusts Goodwill to reflect a portion of the losses incurred in January 2002, related to the sale of an Argentinean subsidiary of Banamex, Bansud, that was recorded as an adjustment to the purchase price of Banamex. There is no tax benefit and there is no income statement impact from this adjustment.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries

	Year ended December 31
	Amounts			Shares
In millions of dollars, except shares in thousands	2008	2007	2006	2008	2007	2006
Preferred stock at aggregate liquidation value
Balance, beginning of year	$—	$1,000	$1,125	—	4,000	4,250
Redemption or retirement of preferred stock	—	(1,000)	(125)	—	(4,000)	(250)
Issuance of new preferred stock	70,664	—	—	829	—	—
Balance, end of year	$70,664	$—	$1,000	829	—	4,000
Common stock and additional paid-in capital
Balance, beginning of year	$18,062	$18,308	$17,538	5,477,416	5,477,416	5,477,416
Employee benefit plans	(1,921)	455	769	—	—	—
Issuance of new common stock	4,911	—	—	194,328	—	—
Issuance of shares for Nikko acquisition	(3,500)	—	—	—	—	—
Issuance of TARP I & II warrants	1,797	—	—	—	—	—
Issuance of shares for Grupo Cuscatlán acquisition	—	118	—	—	—	—
Issuance of shares for ATD acquisition	—	74	—	—	—	—
Present value of stock purchase contract payments	—	(888)	—	—	—	—
Other	(127)	(5)	1	—	—	—
Balance, end of year	$19,222	$18,062	$18,308	5,671,744	5,477,416	5,477,416
Retained earnings
Balance, beginning of year (1)	$121,769	$129,116	$117,404
Adjustment to opening balance, net of taxes (2)	—	(186)	—
Adjusted balance, beginning of period	$121,769	$128,930	$117,404
Net income (loss)	(27,684)	3,617	21,538
Common dividends (3)	(6,050)	(10,733)	(9,761)
Preferred dividends	(1,514)	(45)	(65)
Balance, end of year	$86,521	$121,769	$129,116
Treasury stock, at cost
Balance, beginning of year	$(21,724)	$(25,092)	$(21,149)	(482,835)	(565,422)	(497,192)
Issuance of shares pursuant to employee benefit plans	4,270	2,853	3,051	84,724	68,839	75,631
Treasury stock acquired (4)	(7)	(663)	(7,000)	(343)	(12,463)	(144,033)
Issuance of shares for Nikko acquisition	7,858	—	—	174,653	—	—
Issuance of shares for Grupo Cuscatlán acquisition	—	637	—	—	14,192	—
Issuance of shares for ATD acquisition	—	503	—	—	11,172	—
Other	21	38	6	2,125	847	172
Balance, end of year	$(9,582)	$(21,724)	$(25,092)	(221,676)	(482,835)	(565,422)

(Statement continues on next page)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(Continued)

.	Year ended December 31
	Amounts			Shares
In millions of dollars, except shares in thousands	2008	2007	2006	2008	2007	2006
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(4,660)	$(3,700)	$(2,532)
Adjustment to opening balance, net of taxes (5)	—	149	—
Adjusted balance, beginning of period	$(4,660)	$(3,551)	$(2,532)
Net change in unrealized gains and losses on investment securities, net of taxes	(10,118)	(621)	(141)
Net change in cash flow hedges, net of taxes	(2,026)	(3,102)	(673)
Net change in foreign currency translation adjustment, net of taxes	(6,972)	2,024	1,294
Pension liability adjustment, net of taxes (6)	(1,419)	590	(1)
Adjustments to initially apply SFAS 158, net of taxes	—	—	(1,647)
Net change in Accumulated other comprehensive income (loss)	$(20,535)	$(1,109)	$(1,168)
Balance, end of year	$(25,195)	$(4,660)	$(3,700)
Total common stockholders’ equity and common shares outstanding	$70,966	$113,447	$118,632	5,450,068	4,994,581	4,911,994
Total stockholders’ equity	$141,630	$113,447	$119,632
Comprehensive income (loss)
Net income (loss)	$(27,684)	$3,617	$21,538
Net change in Accumulated other comprehensive income (loss)	(20,535)	(1,109)	(1,168)
Comprehensive income (loss)	$(48,219)	$2,508	$20,370

(1)	Citigroup’s opening Retained earnings balance has been reduced by $151 million to reflect a prior period adjustment to Goodwill. This reduction adjusts Goodwill to reflect a portion of the losses incurred in January 2002, related to the sale of an Argentinean subsidiary of Banamex, Bansud, that was recorded as an adjustment to the purchase price of Banamex. There is no tax benefit and there is no income statement impact from this adjustment.
(2)	The adjustment to the opening balance of Retained earnings represents the total of the after-tax gain (loss) amounts for the adoption of the following accounting pronouncements:
•	SFAS 157 for $75 million,
•	SFAS 159 for $(99) million,
•	FSP 13-2 for $(148) million, and
•	FIN 48 for $(14) million.

See Notes 1, 26 and 27 to the Consolidated Financial Statements on pages 121, 191 and 200, respectively.

(3)	Common dividends declared were as follows: $0.32 per share in the first, second and third quarters of 2008, $0.16 in the fourth quarter of 2008; $0.54 per share in the first, second, third and fourth quarters of 2007; $0.49 per share in the first, second, third and fourth quarters of 2006.
(4)	All open market repurchases were transacted under an existing authorized share repurchase plan. On April 14, 2005, the Board of Directors authorized up to an additional $15 billion in share repurchases. Additionally, on April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.
(5)	The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities as well as several miscellaneous items previously reported in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The related unrealized gains and losses were reclassified to Retained earnings upon the adoption of the fair value option in accordance with SFAS 157 and SFAS 159. See Notes 1, 26 and 27 to the Consolidated Financial Statements on pages 121, 191 and 200 for further discussion.
(6)

In 2008, reflects decreased fair value of plan assets and a lower discount rate, which increased the PBO (Projected Benefit Obligation). In 2007, reflects changes in the funded status of the Company’s pension and postretirement plans, as required by SFAS 158. In 2006, reflects additional minimum liability, as required by SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87), related to unfunded or book reserve plans, such as the U.S. nonqualified pension plans and certain foreign plans.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries

	Year ended December 31
In millions of dollars	2008	2007 (1)	2006 (1)
Cash flows from operating activities of continuing operations
Net income (loss)	$(27,684)	$3,617	$21,538
Income from discontinued operations, net of taxes	1,478	628	948
Gain on sale, net of taxes	2,932	—	139
Income (loss) from continuing operations	$(32,094)	$2,989	$20,451
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	$206	$369	$287
Additions to deferred policy acquisition costs	(397)	(482)	(381)
Depreciation and amortization	2,466	2,421	2,503
Deferred tax (benefit) provision	(21,027)	(3,928)	102
Provision for credit losses	33,311	17,574	6,988
Change in trading account assets	123,845	(62,798)	(98,105)
Change in trading account liabilities	(14,604)	20,893	24,779
Change in federal funds sold and securities borrowed or purchased under agreements to resell	89,933	38,143	(65,353)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	(98,950)	(56,983)	106,843
Change in brokerage receivables net of brokerage payables	(954)	(15,529)	12,503
Realized losses (gains) from sales of investments	2,061	(1,168)	(1,791)
Change in loans held-for-sale	29,009	(30,649)	(1,282)
Other, net	(16,265)	17,611	(7,709)
Total adjustments	$128,634	$(74,526)	$(20,616)
Net cash provided by (used in) operating activities of continuing operations	$96,540	$(71,537)	$(165)
Cash flows from investing activities of continuing operations
Change in deposits with banks	$(100,965)	$(17,216)	$(10,877)
Change in loans	$(270,521)	(361,934)	(356,062)
Proceeds from sales and securitizations of loans	313,808	273,464	253,176
Purchases of investments	(344,336)	(274,426)	(296,124)
Proceeds from sales of investments	93,666	211,753	86,999
Proceeds from maturities of investments	209,312	121,346	121,111
Capital expenditures on premises and equipment	(2,541)	(4,003)	(4,035)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	23,966	4,253	1,606
Business acquisitions	—	(15,614)	—
Net cash used in investing activities of continuing operations	$(77,611)	$(62,377)	$(204,206)
Cash flows from financing activities of continuing operations
Dividends paid	$(7,526)	$(10,778)	$(9,826)
Issuance of common stock	6,864	1,060	1,798
Issuances (Redemptions) of preferred stock, net	70,626	(1,000)	(125)
Treasury stock acquired	(7)	(663)	(7,000)
Stock tendered for payment of withholding taxes	(400)	(951)	(685)
Issuance of long-term debt	90,414	118,496	113,687
Payments and redemptions of long-term debt	(132,901)	(65,517)	(46,468)
Change in deposits	(37,811)	93,422	121,203
Change in short-term borrowings	(13,796)	10,425	33,903
Net cash (used in) provided by financing activities of continuing operations	$(24,537)	$144,494	$206,487
Effect of exchange rate changes on cash and cash equivalents	$(2,948)	$1,005	$645
Discontinued operations
Net cash (used in) provided by discontinued operations	$(397)	$107	$121
Change in cash and due from banks	$(8,953)	$11,692	$2,882
Cash and due from banks at beginning of period	$38,206	$26,514	$23,632
Cash and due from banks at end of period	$29,253	$38,206	$26,514
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$3,170	$5,923	$9,230
Cash paid during the year for interest	$55,678	72,732	51,472
Non-cash investing activities
Transfers to repossessed assets	$3,439	$2,287	$1,414
Transfers to investments (held-to-maturity) from trading account assets	33,258	—	—
Transfers to investments (available-for-sale) from trading account assets	4,654	—	—
Transfers to loans held for investment (loans) from loans held-for-sale	15,891	—	—

(1)	Reclassified to conform to the current period’s presentation.

See	Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citibank, N.A. and Subsidiaries

	December 31
In millions of dollars, except shares	2008	2007
Assets
Cash and due from banks	$22,107	$28,966
Deposits with banks	156,774	57,216
Federal funds sold and securities purchased under agreements to resell	41,613	23,563
Trading account assets (including $12,092 and $22,716 pledged to creditors at December 31, 2008 and December 31, 2007, respectively)	197,052	215,454
Investments (including $3,028 and $3,099 pledged to creditors at December 31, 2008 and December 31, 2007, respectively)	165,914	150,058
Loans, net of unearned income	555,198	644,597
Allowance for loan losses	(18,273)	(10,659)
Total loans, net	$536,925	$633,938
Goodwill	10,148	19,294
Intangible assets	7,689	11,007
Premises and equipment, net	5,331	8,191
Interest and fees receivable	7,171	8,958
Other assets	76,316	95,070
Total assets	$1,227,040	$1,251,715
Liabilities
Non-interest-bearing deposits in U.S. offices	$59,808	$41,032
Interest-bearing deposits in U.S. offices	180,737	186,080
Non-interest-bearing deposits in offices outside the U.S.	33,769	38,775
Interest-bearing deposits in offices outside the U.S.	480,984	516,517
Total deposits	$755,298	$782,404
Trading account liabilities	110,599	59,472
Purchased funds and other borrowings	116,333	74,112
Accrued taxes and other expenses	8,192	12,752
Long-term debt and subordinated notes	113,381	184,317
Other liabilities	41,879	39,352
Total liabilities	$1,145,682	$1,152,409
Stockholder’s equity
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	$751	$751
Surplus	74,767	69,135
Retained earnings	21,735	31,915
Accumulated other comprehensive income (loss) (1)	(15,895)	(2,495)
Total stockholder’s equity	$81,358	$99,306
Total liabilities and stockholder’s equity	$1,227,040	$1,251,715

(1)	Amounts at December 31, 2008 and December 31, 2007 include the after-tax amounts for net unrealized gains (losses) on investment securities of ($8.008) billion and ($1.262) billion, respectively, for foreign currency translation of ($3.964) billion and $1.687 billion, respectively, for cash flow hedges of ($3,247) billion and ($2.085) billion, respectively, and for pension liability adjustments of ($676) million and ($835) million, respectively.

See	Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries (the Company). The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries, or investments accounted for at fair value under the fair value option, are accounted for under the equity method, and the pro rata share of their income (loss) is included in Other revenue. Income from investments in less than 20%-owned companies is recognized when dividends are received. As discussed below, Citigroup consolidates entities deemed to be variable interest entities when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings, and other investments and charges for management’s estimate of impairment in their value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in Other revenue.

Certain reclassifications have been made to the prior-period’s financial statements and notes to conform to the current period’s presentation.

Citibank, N.A.

Citibank, N.A. is a commercial bank and wholly owned subsidiary of Citigroup Inc. Citibank’s principal offerings include consumer finance, mortgage lending, and retail banking products and services; investment banking, commercial banking, cash management, trade finance and e-commerce products and services; and private banking products and services.

The Company includes a balance sheet and statement of changes in stockholder’s equity for Citibank, N.A. to provide information about this entity to shareholders and international regulatory agencies. (See Note 31 to the Consolidated Financial Statements on page 212.)

Variable Interest Entities

An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) FIN 46(R), which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity.

In addition, as specified in FIN 46(R), a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

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

However, these VIEs as well as all other unconsolidated VIEs are regularly monitored by the Company to determine if any reconsideration events have occurred that could cause its primary beneficiary status to change. These events include:

•	additional purchases or sales of variable interests by Citigroup or an unrelated third party, which cause Citigroup’s overall variable interest ownership to change;
•	changes in contractual arrangements in a manner that reallocates expected losses and residual returns among the variable interest holders; and
•	providing support to an entity that results in an implicit variable interest.

All other entities not deemed to be VIEs with which the Company has involvement are evaluated for consolidation under Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries (SFAS 94), and “EITF Issue No. 04-5.”

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using year-end spot foreign exchange rates. Revenues and expenses are translated monthly at amounts that approximate weighted average exchange rates, with resulting gains and losses included in income. The effects of translating net assets with a functional currency other than the U.S. dollar are included in a separate component of stockholders’ equity along with related hedge and tax effects. The effects of translating income with the U.S. dollar as the functional currency, including those in highly inflationary environments, are primarily included in Other revenue along with the related hedge effects. Hedges of foreign currency exposures include forward foreign currency, option and swap contracts and designated issues of non-U.S. dollar debt.

Investment Securities

Investments include fixed income and equity securities. Fixed income instruments include bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities that are subject to prepayment risk. Equity securities include common and nonredeemable preferred stocks. Investment securities are classified and accounted for as follows:

•

Fixed income securities classified as “held to maturity” represent securities that the Company has both the ability and the intent to hold until maturity, and are carried at amortized cost. Interest income on such securities is included in Interest revenue.

•

Fixed income securities and marketable equity securities classified as “available-for-sale” are carried at fair value with changes in fair value reported in a separate component of Stockholders’ equity, net of applicable income taxes. As set out in Note 16 on page 157, declines in fair value that are determined to be other than temporary are recorded in earnings immediately. Realized gains and losses on sales are included in income primarily on a specific identification cost basis, and interest and dividend income on such securities is included in Interest revenue.

•

Venture capital investments held by Citigroup’s private equity subsidiaries that are considered investment companies are carried at fair value with changes in fair value reported in Other revenue. These subsidiaries include entities registered as Small Business Investment Companies and engage exclusively in venture capital activities.

•

Certain investments in non-marketable equity securities and certain investments that would otherwise have been accounted for using the equity method are carried at fair value, since the Company has elected to apply fair value accounting in accordance with SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). Changes in fair value of such investments are recorded in earnings.

•	Certain non-marketable equity securities are carried at cost and periodically assessed for other-than-temporary impairment, as set out in Note 16 on page 157.

For investments in fixed-income securities classified as held-to-maturity or available-for-sale, accrual of interest income is suspended for investments that are in default or on which it is likely that future interest payments will not be made as scheduled.

The Company uses a number of valuation techniques for investments carried at fair value, which are described in Note 27 on page 200.

Trading Account Assets and Liabilities

Trading account assets include debt and marketable equity securities, derivatives in a receivable position, residual interests in securitizations and physical commodities inventory. In addition (as set out in Note 27 on page 200), certain assets that Citigroup has elected to carry at fair value under SFAS 159, such as loans and purchased guarantees, are also included in Trading account assets.

Trading account liabilities include securities sold, not yet purchased (short positions), and derivatives in a net payable position, as well as certain liabilities that Citigroup has elected to carry at fair value under SFAS 159 or SFAS 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155) as set out in Note 27 on page 200.

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

The Company uses a number of techniques to determine the fair value of trading assets and liabilities, all of which are described in Note 26 on page 191.

Securities Borrowed and Securities Loaned

Securities borrowing and lending transactions generally do not constitute a sale of the underlying securities for accounting purposes, and so are treated as collateralized financing transactions when the transaction involves the exchange of cash. Such transactions are recorded at the amount of cash advanced or received plus accrued interest. As set out in Note 27 on page 200, the Company has elected under SFAS 159 to apply fair value accounting to a number of securities borrowing and lending transactions. Irrespective of whether the Company has elected fair-value accounting, fees paid or received for all securities lending and borrowing transactions are recorded in Interest expense or Interest revenue at the contractually specified rate.

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

As described in Note 26 on page 191, the Company uses a discounted cash-flow technique to determine the fair value of securities lending and borrowing transactions.

Repurchase and Resale Agreements

Securities sold under agreements to repurchase (repos) and securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities, and so are treated as collateralized financing transactions. As set out in Note 27 on page 200, the Company has elected to apply fair-value accounting to a majority of such transactions, with changes in fair-value reported in earnings. Any transactions for which fair-value accounting has not been elected are recorded at the amount of cash advanced or received plus accrued interest. Irrespective of whether the Company has elected fair-value accounting, interest paid or received on all repo and reverse repo transactions is recorded in Interest expense or Interest revenue at the contractually specified rate.

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

As described in Note 26 on page 191, the Company uses a discounted cash flow technique to determine the fair value of repo and reverse repo transactions.

Loans

Loans are reported at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to income over the lives of the related loans.

As set out in Note 27 on page 200, the Company has elected fair value accounting under SFAS 159 and SFAS 155 for certain loans. Such loans are carried at fair value with changes in fair value reported in earnings. Interest income on such loans is recorded in Interest revenue at the contractually specified rate.

Loans for which the fair value option has not been elected under SFAS 159 or SFAS 155 are classified upon origination or acquisition as either held-for-investment or held-for-sale. This classification is based on management’s intent and ability with regard to those loans.

Substantially all of the consumer loans sold or securitized by Citigroup are U.S. prime mortgage loans or U.S. credit card receivables. The practice of the U.S. prime mortgage business has been to sell all of its loans except for nonconforming adjustable rate loans. U.S. prime mortgage conforming loans are classified as held-for-sale at the time of origination. The related cash flows are classified in the Consolidated Statement of Cash Flows in the cash flows from operating activities category on the line Change in loans held-for-sale.

U.S. credit card receivables are classified at origination as loans-held-for sale to the extent that management does not have the intent to hold the receivables for the foreseeable future or until maturity. The U.S. credit card securitization forecast for the three months following the latest balance sheet date is the basis for the amount of such loans classified as held-for-sale. Cash flows related to U.S. credit card loans classified as held-for-sale at origination or acquisition are reported in the cash flows from operating activities category on the line Change in loans held-for-sale.

Loans that are held-for-investment are classified as Loans, net of unearned income on the Consolidated Balance Sheet, and the related cash flows are included within the cash flows from investing activities category in the Consolidated Statement of Cash Flows on the line Changes in loans. However, when the initial intent for holding a loan has changed from held-for-investment to held-for-sale, the loan is reclassified to held-for-sale, but the related cash flows continue to be reported in cash flows from investing activities in the Consolidated Statement of Cash Flows on the line Proceeds from sales and securitizations of loans.

Consumer Loans

Consumer loans represent loans and leases managed by the Global Cards and Consumer Banking businesses and GWM. As a general rule, interest accrual ceases for open-end revolving and closed-end installment and real estate loans when payments are 90 days contractually past due. For credit cards, however, the Company accrues interest until payments are 180 days past due.

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

Corporate Loans

Corporate loans represent loans and leases managed by ICG. Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectibility of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. Impaired corporate loans and leases are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans and leases, where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment, are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

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

In the Corporate portfolios, larger-balance, non-homogeneous exposures representing significant individual credit exposures are evaluated based upon the borrower’s overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. Reserves are established for these loans based upon an estimate of probable losses for the individual loans deemed to be impaired. This estimate considers all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. The allowance for credit losses attributed to the remaining portfolio is established via a process that estimates the probable loss inherent in the portfolio based upon various analyses. These analyses consider historical and project default rates and loss severities, internal risk ratings, and geographic, industry, and other environmental factors. Management also considers overall portfolio indicators, including trends in internally risk-rated exposures, classified exposures, cash-basis loans, historical and forecasted write-offs, and a review of industry, geographic, and portfolio concentrations, including current developments within those segments. In addition, management considers the current business strategy and credit process, including credit limit setting and compliance, credit approvals, loan underwriting criteria, and loan workout procedures.

For Consumer loans, each portfolio of smaller-balance, homogeneous loans—including consumer mortgage, installment, revolving credit, and most other consumer loans—is collectively evaluated for impairment. The allowance for loan losses attributed to these loans is established via a process that estimates the probable losses inherent in the portfolio based upon various analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing, and classified loans, trends in volumes and terms of loans, an evaluation of overall credit quality, the credit process, including lending policies and procedures, and economic, geographical, product and other environmental factors.

In addition, valuation allowances are determined for impaired smaller-balance homogenous loans whose terms have been modified due to the borrowers’ financial difficulties and it was determined that a concession was granted to the borrower. Such modifications may include interest rate reductions, principal forgiveness and/or term extensions. These allowances are determined by comparing estimated cash flows of the loans discounted at the loans’ original contractual interest rates to the carrying value of the loans.

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

With the Company’s electing to early-adopt SFAS 156, Accounting for Servicing of Financial Assets, as of January 1, 2006, MSRs in the U.S. mortgage and student loan classes of servicing rights are accounted for at fair value, with changes in value recorded in current earnings. Upon electing the fair-value method of accounting for its MSRs, the Company discontinued the application of SFAS 133 fair-value hedge accounting, the calculation of amortization and the assessment of impairment for the MSRs. The MSR valuation allowance at the date of adoption of SFAS 156 was written off against the recorded value of the MSRs.

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

Additional information on the Company’s MSRs can be found in Note 23 to the Consolidated Financial Statements on page 174.

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

Securitizations

The Company primarily securitizes credit card receivables and mortgages. Other types of securitized assets include corporate debt instruments (in cash and synthetic form) and student loans.

There are two key accounting determinations that must be made relating to securitizations. First, in the case where Citigroup originated or owned the financial assets transferred to the securitization entity, a decision must be made as to whether that transfer is considered a sale under U.S. Generally Accepted Accounting Principles (GAAP). If it is a sale, the transferred assets are removed from the Company’s Consolidated Balance Sheet with a gain or loss recognized. Alternatively, when the transfer would be considered to be a financing rather than a sale, the assets will remain on the Company’s Consolidated Balance Sheet with an offsetting liability recognized in the amount of proceeds received.

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

Interests in the securitized and sold assets may be retained in the form of subordinated interest-only strips, subordinated tranches, spread accounts, and servicing rights. In credit card securitizations, the Company retains a seller’s interest in the credit card receivables transferred to the trusts, which is not in securitized form. Accordingly, the seller’s interest is carried on a historical cost basis and classified as Consumer loans. Retained interests in securitized mortgage loans and student loans are classified as Trading account assets, as is a majority of the retained interests in securitized credit card receivables. Certain other retained interests are recorded as available-for-sale investments, but servicing rights are included in Intangible assets. However, since January 1, 2006, servicing rights are initially recorded at fair value. Gains or losses on securitization and sale depend in part on the previous carrying amount of the loans involved in the transfer and, prior to January 1, 2006, were allocated between the loans sold and the retained interests based on their relative fair values at the date of sale. Gains are recognized at the time of securitization and are reported in Other revenue.

The Company values its securitized retained interests at fair value using quoted market prices, if such positions are actively traded, or financial models that incorporate observable and unobservable inputs. More specifically, these models estimate the fair value of these retained interests by determining the present value of expected future cash flows, using modeling techniques that incorporate management’s best estimates of key assumptions, including prepayment speeds, credit losses and discount rates, when observable inputs are not available. In addition, internally calculated fair values of retained interests are compared to recent sales of similar assets, if available.

Additional information on the Company’s securitization activities can be found in Note 23 to the Consolidated Financial Statements on page 174.

Transfers of Financial Assets

For a transfer of financial assets to be considered a sale, the assets must have been isolated from the Company, even in bankruptcy or other receivership; the purchaser must have the right to sell the assets transferred or the purchaser must be a QSPE; and the Company may not have an option or any obligation to reacquire the assets. If these sale requirements are met, the assets are removed from the Company’s Consolidated Balance Sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, the assets remain on the Consolidated Balance Sheet, and the sale proceeds are recognized as the Company’s liability. A legal opinion on a sale is generally obtained for complex transactions or where the Company has continuing involvement with assets transferred or with the securitization entity. For a transfer to be eligible for sale accounting, those opinions must state that the asset transfer is considered a sale and that the assets transferred would not be consolidated with the Company’s other assets in the event of the Company’s insolvency.

See Note 23 to the Consolidated Financial Statements on page 174.

Risk Management Activities—Derivatives Used for Non-Trading Purposes

The Company manages its exposures to market rate movements outside its trading activities by modifying the asset and liability mix, either directly or through the use of derivative financial products, including interest rate swaps, futures, forwards, and purchased option positions, as well as foreign-exchange contracts. These end-user derivatives are carried at fair value in Other assets or Other liabilities.

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

The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. The underlying asset, liability or forecasted transaction may be an individual item or a portfolio of similar items.

For fair value hedges, in which derivatives hedge the fair value of assets or liabilities, changes in the fair value of derivatives are reflected in Other revenue, together with changes in the fair value of the related hedged item. These are expected to, and generally do, offset each other. Any net amount, representing hedge ineffectiveness, is reflected in current earnings. Citigroup’s fair value hedges are primarily hedges of fixed-rate long-term debt, and available-for-sale securities.

For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating- and fixed-rate assets, liabilities or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, the effective portion of the changes in the derivatives’ fair values will not be included in current earnings, but are reported in Accumulated other comprehensive income (loss). These changes in fair value will be included in earnings of future periods when the hedged cash flows come into earnings. To the extent these derivatives are not effective, changes in their fair values are immediately included in Other revenue. Citigroup’s cash flow hedges primarily include hedges of floating and fixed rate debt, as well as rollovers of short-term fixed rate liabilities and floating-rate liabilities.

For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in Accumulated other comprehensive income (loss) as part of the foreign currency translation adjustment.

End-user derivatives that are economic hedges, rather than qualifying for SFAS 133 hedge accounting, are also carried at fair value, with changes in value included in Principal transactions or Other revenue. Citigroup often uses economic hedges when qualifying for hedge accounting would be too complex or operationally burdensome; examples are hedges of the credit risk component of commercial loans and loan commitments. Citigroup periodically evaluates its hedging strategies in other areas and may designate either a qualifying hedge or an economic hedge, after considering the relative cost and benefits. Economic hedges are also employed when the hedged item itself is marked to market through current earnings, such as hedges of commitments to originate one-to-four-family mortgage loans to be held-for-sale and mortgage servicing rights (MSRs).

For those hedge relationships that are terminated or when hedge designations are removed, the hedge accounting treatment described in the paragraphs above is no longer applied. Instead, the end-user derivative is terminated or transferred to the trading account. For fair-value hedges, any changes in the fair value of the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash-flow hedges, any changes in fair-value of the end-user derivative remain in Accumulated other comprehensive income (loss) and are included in earnings of future periods when the hedged cash flows impact earnings. However, if the hedged forecasted transaction is no longer likely to occur, any changes in fair value of the end-user derivative are immediately reflected in Other revenue.

Employee Benefits Expense

Employee benefits expense includes current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards and costs of other employee benefits.

Stock-Based Compensation

Under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company recognizes compensation expense over the related service period based on the grant date fair value of the stock award.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which replaced the existing SFAS 123 and APB 25. See “Accounting Changes” on page 128.

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

The Company implemented FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. See “Accounting Changes” on page 128.

The Company treats interest and penalties on income taxes as a component of Income tax expense.

Deferred taxes are recorded for the future consequences of events that have been recognized for financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.

See Note 11 to the Consolidated Financial Statements on page 151 for a further description of the Company’s provision and related income tax assets and liabilities.

Commissions, Underwriting and Principal Transactions

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

Use of Estimates

Management must make estimates and assumptions that affect the Consolidated Financial Statements and the related footnote disclosures. Such estimates are used in connection with certain fair value measurements. See Note 26 on page 191 for further discussions on estimates used in the determination of fair value. The Company also uses estimates in determining consolidation decisions for special purpose entities as discussed in Note 23 on page 174. Moreover, estimates are significant in determining the amounts of other-than-temporary impairments, impairments of goodwill and other intangible assets, provisions for potential losses that may arise from credit-related exposures and probable and estimable losses related to litigation and regulatory proceedings in accordance with SFAS No. 5, Accounting for Contingencies, and tax reserves in accordance with SFAS No. 109, Accounting for Income Taxes, and FIN 48, “Accounting for Uncertainty in Income Taxes,” and SFAS 114, Accounting by Creditors for Impairment of a Loan. While management makes its best judgment, actual amounts or results could differ from those estimates. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

ACCOUNTING CHANGES

Sale with Repurchase Financing Agreements

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP provides implementation guidance on whether a security transfer with a contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions.

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

The FSP becomes effective for Citigroup on January 1, 2009. The impact of adopting this FSP is not expected to be material.

Enhanced Disclosures of Credit Derivative Instruments and Guarantees

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45, and Clarification of the Effective Date of FASB Statement No. 161,” which requires additional disclosures for sellers of credit derivative instruments and certain guarantees. This FSP requires the disclosure of the maximum potential amount of future payments, the related fair value, and the current status of the payment/performance risk for certain guarantees and credit derivatives sold.

Determining Fair Value in Inactive Markets

In October 2008, the FASB issued FSP FAS 157-3, “Determining Fair Value of Financial Assets When the Market for That Asset is Not Active.” The FSP clarifies that companies can use internal assumptions to determine the fair value of a financial asset when markets are inactive, and do not necessarily have to rely on broker quotes. The FSP confirms a joint statement by the FASB and the SEC in which they stated that companies can use internal assumptions when relevant market information does not exist and provides an example of how to determine the fair value for a financial asset in a non-active market. The FASB emphasized that the FSP is not new guidance, but rather clarifies the principles in SFAS 157.

Revisions resulting from a change in the valuation technique or its application should be accounted for prospectively as a change in accounting estimate.

The FSP was effective upon issuance and did not have a material impact.

Measurement of Impairment for Certain Securities

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue 99-20,” to achieve more consistent determination of whether other-than-temporary impairments of available-for-sale or held-to-maturity debt securities have occurred.

This FSP aligns the impairment model of Issue No. 99-20 with that of FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires entities to assess whether it is probable that the holder will be unable to collect all amounts due according to the contractual terms. The FSP eliminates the requirement to consider market participants’ views of cash flows of a security in determining whether or not impairment has occurred.

The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and applied prospectively. The impact of adopting this FSP was not material.

SEC Staff Guidance on Loan Commitments Recorded at Fair Value through Earnings

On January 1, 2008, the Company adopted Staff Accounting Bulletin No. 109 (SAB 109), which requires that the fair value of a written loan commitment that is marked-to-market through earnings should include the future cash flows related to the loan’s servicing rights. However, the fair value measurement of a written loan commitment still must exclude the expected net cash flows related to internally-developed intangible assets (such as customer relationship intangible assets). SAB 109 applies to two types of loan commitments: (1) written mortgage loan commitments for loans that will be held-for-sale when funded that are marked to market as derivatives under SFAS 133 (derivative loan commitments); and (2) other written loan commitments that are accounted for at fair value through earnings under SFAS 159’s fair-value election. SAB 109 supersedes SAB 105, which applied only to derivative loan commitments and allowed the expected future cash flows related to the associated servicing of the loan to be recognized only after the servicing asset had been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB 109 was applied prospectively to loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adopting this SAB was not material.

Netting of Cash Collateral against Derivative Exposures

During April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1) modifying certain provisions of FIN 39, “Offsetting of Amounts Related to Certain Contracts.” This amendment clarified the acceptability of the existing market practice of offsetting the amounts recorded for cash collateral receivables or payables against the fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting agreement, which was the Company’s prior accounting practice. Thus, this amendment did not affect the Company’s consolidated financial statements.

Adoption of SFAS 157—Fair Value Measurements

The Company elected to early-adopt SFAS No. 157, Fair Value Measurements (SFAS 157), as of January 1, 2007. SFAS 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1–Quoted prices for identical instruments in active markets.
•

Level 2–Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which all significant inputs and significant value drivers are observable in active markets.

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

Under SFAS 157, Citigroup is required to take into account its own credit risk when measuring the fair value of derivative positions as well as the other liabilities for which fair value accounting has been elected under SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. The adoption of SFAS 157 has also resulted in some other changes to the valuation techniques used by Citigroup when determining fair value, most notably the changes to the way that the probability of default of a counterparty is factored in and the elimination of a derivative valuation adjustment which is no longer necessary under SFAS 157. The cumulative effect at January 1, 2007 of making these changes was a gain of $250 million after-tax ($402 million pretax), or $0.05 per diluted share, which was recorded in the first quarter of 2007 earnings within the S&B business.

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

Fair Value Option (SFAS 159)

In conjunction with the adoption of SFAS 157, the Company early-adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), as of January 1, 2007. SFAS 159 provides an option on an instrument-by-instrument basis for most financial assets and liabilities to be reported at fair value with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, a financial liability, or a firm commitment and it may not be revoked. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that resulted prior to its adoption from being required to apply fair value accounting to certain economic hedges (e.g., derivatives) while having to measure the assets and liabilities being economically hedged using an accounting method other than fair value.

Under the SFAS 159 transition provisions, the Company elected to apply fair value accounting to certain financial instruments held at January 1, 2007 with future changes in value reported in earnings. The adoption of SFAS 159 resulted in a decrease to January 1, 2007 retained earnings of $99 million.

Leveraged Leases

On January 1, 2007, the Company adopted FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction” (FSP 13-2), which provides guidance regarding changes or projected changes in the timing of cash flows relating to income taxes generated by a leveraged lease transaction.

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

Accounting for Defined Benefit Pensions and Other Postretirement Benefits

As of December 31, 2006, the Company adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Benefits (SFAS 158). In accordance with this standard, Citigroup recorded the funded status of each of its defined benefit pension and postretirement plans as an asset or liability on its Consolidated Balance Sheet with a corresponding offset, net of taxes, recorded in Accumulated other comprehensive income (loss) within Stockholders’ equity, resulting in an after-tax decrease in equity of $1.647 billion. See Note 9 on page 143.

The following table shows the effects of adopting SFAS 158 at December 31, 2006 on individual line items in the Consolidated Balance Sheet at December 31, 2006:

In millions of dollars	Before application of SFAS 158	Adjustments		After application of SFAS 158
Other assets
Prepaid benefit cost	$2,620	$(534)		$2,086
Other liabilities
Accrued benefit liability	$—	$2,147		$2,147
Deferred taxes, net	$3,653	$1,034		$4,687
Accumulated other comprehensive income (loss)	$(2,053)	$(1,647	) (1)	$(3,700)
Total stockholders’ equity	$121,430	$(1,647	) (1)	$119,783

(1)	Adjustment to initially apply SFAS 158, net of taxes.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which replaced the existing SFAS 123 and APB 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to measure compensation expense for stock options and other share-based payments based on the instruments’ grant date fair value, and to record expense based on that fair value reduced by expected forfeitures.

The Company adopted this standard by using the modified prospective approach. Beginning January 1, 2006, Citigroup recorded incremental expense for stock options granted prior to January 1, 2003 (the date the Company adopted SFAS 123). That expense equaled the remaining unvested portion of the grant date fair value of those stock options, reduced by forfeitures.

The Company maintains a number of incentive programs in which equity awards are granted to eligible employees. The most significant is the Capital Accumulation Program (CAP). Under CAP, the Company grants deferred and restricted shares to eligible employees. The program provides that employees who meet certain age plus years-of-service requirements (retirement-eligible employees) may terminate active employment and continue vesting in their awards provided they comply with specified non-compete provisions. For awards granted to retirement-eligible employees prior to the adoption of SFAS 123(R), the Company has been and will continue to amortize the compensation cost of these awards over the full vesting periods. Awards granted to retirement-eligible employees after the adoption of SFAS 123(R) must be either expensed on the grant date or accrued in the year prior to the grant date.

The impact to 2006 was a charge of $648 million ($398 million after tax) for the immediate expensing of awards granted to retirement-eligible employees in January 2006, and $824 million ($526 million after tax) for the accrual of the awards that were granted in January 2007. The impact to 2007 was $467 million ($290 million after tax) for awards granted in January 2008. The impact to 2008 was $110 million ($68 million after tax) for awards granted in January 2009.

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

The Company has made changes to various stock-based compensation plan provisions for future awards. For example, in January 2005, the Company largely moved from granting stock options to granting restricted and deferred stock awards, unless participants elect to receive all or a portion of their award in the form of stock options. Thus, the majority of management options granted since 2005 were due to stock option elections and carried the same vesting period as the restricted or deferred stock awards in lieu of which they were granted (ratably, over four years). Stock options granted since January 1, 2003, generally have three- or four-year vesting periods and six-year terms. In addition, the sale of underlying shares acquired upon the exercise of options granted since January 1, 2003 is restricted for a two-year period. Pursuant to a stock ownership commitment, senior executives are generally required to retain 75% of the shares they own and acquire from the Company over the term of their employment. Options granted in 2003 and thereafter do not have a reload feature; however, reload options received upon the exercise of options granted prior to January 1, 2003 (and subsequent reload options stemming from such grants) retain a reload feature.

See Note 8 to the Company’s Consolidated Financial Statements on page 139.

Accounting for Certain Hybrid Financial Instruments

On January 1, 2006, the Company elected to early-adopt, primarily on a prospective basis, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). In accordance with this standard, hybrid financial instruments—such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as certain interest-only instruments—may be accounted for at fair value if the Company makes an irrevocable election to do so on an instrument-by-instrument basis. The changes in fair value are recorded in current earnings. The impact of adopting this standard was not material.

Accounting for Servicing of Financial Assets

On January 1, 2006, the Company elected to early-adopt SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS 156). This pronouncement requires all servicing rights to be initially recognized at fair value. Subsequent to initial recognition, it permits a one-time irrevocable election to remeasure each class of servicing rights at fair value, with the changes in fair value being recorded in current earnings. The classes of servicing rights are identified based on the availability of market inputs used in determining their fair values and the methods for managing their risks. The Company has elected fair value accounting for its mortgage and student loan classes of servicing rights. The impact of adopting this standard was not material.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Business Combinations

In December 2007, the FASB issued Statement No. 141(revised), Business Combinations (SFAS 141(R)), which is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS 141, Business Combinations. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS 141(R) are: (1) acquisition costs and restructuring costs will now be expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and noncontractual contingencies that meet the more-likely-than-not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings; noncontractual contingencies that do not meet the more-likely- than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer will record a 100% step-up to fair value for all assets and liabilities, including the minority interest portion, and goodwill is recorded as if a 100% interest was acquired.

SFAS 141(R) is effective for Citigroup on January 1, 2009, and is applied prospectively.

Noncontrolling Interests in Subsidiaries

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries (previously called minority interests) in consolidated financial statements and for the loss of control of subsidiaries. Upon adoption, SFAS 160 requires that the equity interest of noncontrolling shareholders, partners, or other equity holders in subsidiaries be presented as a separate item in stockholders’ equity, rather than as a liability. After the initial adoption, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be measured at fair value at the date of deconsolidation.

The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of the remaining investment, rather than the previous carrying amount of that retained investment.

SFAS 160 is effective for Citigroup on January 1, 2009. Early application is not allowed. As of January 1, 2009, $2.392 billion of noncontrolling interests will be reclassified from Other liabilities to Stockholders’ equity.

Revisions to the Earnings per Share Calculation

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends will be considered to be a separate class of common stock and will be included in the basic EPS calculation using the “two-class method.” The FSP will be effective for the Company on January 1, 2009 and will require restatement of all prior periods presented.

In August 2008, the FASB also issued a revised Exposure Draft of a proposed amendment to FASB Statement No. 128, Earnings per Share. This proposed amendment seeks to simplify the method of calculating EPS, while promoting the international convergence of accounting standards. This proposed amendment reaffirms the requirements of FSP EITF 03-6-1 for basic EPS and also changes the calculation of diluted EPS. The Exposure Draft does not contain an effective date.

The Company is currently evaluating the impact of these changes.

Fair Value Disclosures about Pension Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP requires that information about plan assets be disclosed, on an annual basis, based on the fair value disclosure requirements of SFAS 157. Citigroup would be required to separate plan assets into the three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3.

The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009, but would have no effect on the Consolidated Balance Sheet or Statement of Income.

Additional Disclosures for Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS 133 (SFAS 161). The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS 133 and related interpretations. The standard will be effective for all of the Company’s interim and annual financial statements beginning with the first quarter of 2009. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how Citigroup accounts for these instruments.

Loss-Contingency Disclosures

In June 2008, the FASB issued an exposure draft proposing expanded disclosures regarding loss contingencies accounted for under FASB Statement No. 5, Accounting for Contingencies, and SFAS 141(R). This proposal increases the number of loss contingencies subject to disclosure and requires substantial quantitative and qualitative information to be provided about those loss contingencies. The proposed effective date is December 31, 2009.

Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model

The FASB has issued an exposure draft of a proposed standard that would eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. While the proposed standard has not been finalized, if it is issued in its current form, this change may have a significant impact on Citigroup’s consolidated financial statements as the Company may lose sales treatment for certain assets previously sold to a QSPE, as well as for certain future sales, and for certain transfers of portions of assets that do not meet the proposed definition of participating interests. This proposed revision could become effective in January 2010 and should this occur these QSPEs will then become subject to review under FIN 46(R). As of December 31, 2008, the total assets of QSPEs to which Citigroup, acting as principal, has transferred assets and received sales treatment were approximately $822.1 billion.

In connection with the proposed changes to SFAS 140, the FASB has also issued a separate exposure draft of a proposed standard that details three key changes to the consolidation model in FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” [FIN 46(R)]. First, the Board will now include former QSPEs in the scope of FIN 46(R). In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE (the primary beneficiary) to that of a qualitative determination of power combined with benefits and losses instead of the current risks and rewards model. Finally, the proposed standard requires that the analysis of primary beneficiaries be reevaluated whenever circumstances change. The existing rules require reconsideration only when specified reconsideration events occur. As of December 31, 2008, the total assets of significant unconsolidated VIEs with which Citigroup is involved were approximately $288.0 billion.

FASB is currently redeliberating these proposed standards; therefore, they are still subject to change. Since QSPEs will likely be eliminated from SFAS 140 and thus become subject to FIN 46(R) consolidation guidance and since FIN 46(R)’s method of determining which party must consolidate a VIE will likely change, we expect to consolidate only certain of the VIEs and QSPEs, with which Citigroup is involved.

The Company is currently evaluating the impact of these changes on Citigroup’s Consolidated Financial Statements.

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

Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock

Derivative contracts on a company’s own stock may be accounted for as equity instruments, rather than as assets and liabilities, only if they are both indexed solely to the company’s stock and settleable in shares.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (Issue 07-5). Under Issue 07-5, an instrument (or embedded feature) would not be considered indexed to an entity’s own stock if its settlement amount is affected by variables other than those used to determine the fair value of a “plain vanilla” option or forward contract on equity shares, or if the instrument contains a feature (such as a leverage factor) that increases exposure to those variables. An equity-linked financial instrument (or embedded feature) would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.

Issue 07-5 is effective for Citigroup on January 1, 2009, and is not expected to have a material impact.

Transition Guidance for Conforming Changes to Issue No. 98-5

In June 2008, the FASB ratified the consensus reached by the EITF on Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (Issue 08-4). Because of Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, conforming changes were made to Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” Issue 08-4 provides transition guidance for those conforming changes and is effective for Citigroup’s financial statements issued after January 1, 2009. Issue 08-4 is not expected to have a material impact.

Equity Method Investment Accounting Considerations

In November 2008, the FASB ratified the consensus reached by the EITF on Issue 08-6, “Equity Method Investment Accounting Considerations” (Issue 08-6). Under Issue 08-6, an entity shall measure its equity method investment initially at cost in accordance with SFAS 141(R). Any other-than-temporary impairment of an equity method investment should be recognized in accordance with Opinion 18. An equity method investor shall not separately test an investee’s underlying assets for impairment. Share issuance by an investee shall be accounted for as if the equity method investor had sold a proportionate share of its investment, with gain or loss recognized in earnings.

Issue 08-6 is effective for Citigroup on January 1, 2009, and is not expected to have a material impact.

Accounting for Defensive Intangible Assets

In November 2008, the FASB ratified the consensus reached by the EITF on Issue 08-7, “Accounting for Defensive Intangible Assets” (Issue 08-7). According to Issue 08-7, an acquired defensive asset shall be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer). The useful life assigned to an acquired defensive asset shall be based on the period during which the asset would diminish in value. Issue 08-7 states that it would be rare for a defensive intangible asset to have an indefinite life.

Issue 08-7 is effective for Citigroup on January 1, 2009, and is not expected to have a material impact.

2. BUSINESS DEVELOPMENTS

STRATEGIC ACQUISITIONS

North America

Acquisition of ABN AMRO Mortgage Group

In 2007, Citigroup acquired ABN AMRO Mortgage Group (AAMG), a subsidiary of LaSalle Bank Corporation and ABN AMRO Bank N.V. AAMG is a national originator and servicer of prime residential mortgage loans. As part of this acquisition, Citigroup purchased approximately $12 billion in assets, including $3 billion of mortgage servicing rights, which resulted in the addition of approximately 1.5 million servicing customers. Results for AAMG are included within Citigroup’s North America Consumer Banking business from March 1, 2007 forward.

Acquisition of Old Lane Partners, L.P.

In 2007, the Company completed the acquisition of Old Lane Partners, L.P. and Old Lane Partners, GP, LLC (Old Lane). Old Lane is the manager of a global, multi-strategy hedge fund and a private equity fund. Results for Old Lane are included within ICG, from July 2, 2007 forward.

On June 12, 2008, Citigroup announced the restructuring of Old Lane and its multi-strategy hedge fund (the “Fund”) in anticipation of redemptions by all unaffiliated, non-Citigroup employee investors. To accomplish this restructuring, Citigroup purchased substantially all of the assets of the Fund at fair value on June 30, 2008. The fair value of assets purchased from the Fund was approximately $6 billion at June 30, 2008.

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

Japan

Nikko Cordial

Citigroup began consolidating Nikko Cordial’s financial results and the related minority interest on May 9, 2007, when Nikko Cordial became a 61%-owned subsidiary. Citigroup later increased its ownership stake in Nikko Cordial to approximately 68%. Nikko Cordial results are included within

Citigroup’s Securities and Banking, and Global Wealth Management businesses.

On January 29, 2008, Citigroup completed the acquisition of the remaining Nikko Cordial shares that it did not already own by issuing 175 million Citigroup common shares (approximately $4.4 billion based on the exchange terms) in exchange for those Nikko Cordial shares. The share exchange was completed following the listing of Citigroup’s common shares on the Tokyo Stock Exchange on November 5, 2007.

Latin America

Acquisition of Grupo Financiero Uno

In 2007, Citigroup completed its acquisition of Grupo Financiero Uno (GFU), the largest credit card issuer in Central America, and its affiliates.

The acquisition of GFU, with $2.2 billion in assets, expands the presence of Citigroup’s Latin America Consumer Banking franchise, enhances its credit card business in the region and establishes a platform for regional growth in Consumer Finance and Retail Banking. GFU has more than one million retail clients and operates a distribution network of 75 branches and more than 100 mini-branches and points of sale. The results for GFU are included within Citigroup’s Global Cards and Latin America Consumer Banking businesses from March 5, 2007 forward.

Acquisition of Grupo Cuscatlán

In 2007, Citigroup completed the acquisition of the subsidiaries of Grupo Cuscatlán for $1.51 billion ($755 million in cash and 14.2 million shares of Citigroup common stock) from Corporacion UBC Internacional S.A. Grupo Cuscatlán is one of the leading financial groups in Central America, with assets of $5.4 billion, loans of $3.5 billion, and deposits of $3.4 billion. Grupo Cuscatlán has operations in El Salvador, Guatemala, Costa Rica, Honduras and Panama. The results of Grupo Cuscatlán are included from May 11, 2007, forward and are recorded in Latin America Consumer Banking.

Agreement to Establish Partnership with Quiñenco—Banco de Chile

In 2007, Citigroup and Quiñenco entered into a definitive agreement to establish a strategic partnership that combines Citigroup operations in Chile with Banco de Chile’s local banking franchise to create a banking and financial services institution with approximately 20% market share of the Chilean banking industry. The transaction closed on January 1, 2008.

Under the agreement, Citigroup sold Citigroup’s Chilean operations and other assets in exchange for an approximate 32.96% stake in LQIF, a wholly owned subsidiary of Quiñenco that controls Banco de Chile, and is accounted for under the equity method of accounting. As part of the overall transaction, Citigroup also acquired the U.S. branches of Banco de Chile for approximately $130 million. Citigroup has entered into an agreement to acquire an additional 17.04% stake in LQIF for approximately $1 billion within three years. The new partnership calls for active participation by Citigroup in the management of Banco de Chile including board representation at both LQIF and Banco de Chile.

Asia

Acquisition of Bank of Overseas Chinese

In 2007, Citigroup completed its acquisition of Bank of Overseas Chinese (BOOC) in Taiwan for approximately $427 million. BOOC offers a broad suite of corporate banking, consumer and wealth management products and services to more than one million clients through 55 branches in Taiwan. This transaction will strengthen Citigroup’s presence in Asia, making it the largest international bank and 13th largest by total assets among all domestic Taiwan banks. Results for BOOC are included in Citigroup’s Asia Consumer Banking, Global Cards and Securities and Banking businesses from December 1, 2007 forward.

EMEA

Acquisition of Quilter

In 2007, the Company completed the acquisition of Quilter, a U.K. wealth advisory firm with over $10.9 billion of assets under management, from Morgan Stanley. Quilter has more than 18,000 clients and 300 staff located in 10 offices throughout the U.K., Ireland and the Channel Islands. Quilter’s results are included in Citigroup’s Global Wealth Management business from March 1, 2007 forward.

Acquisition of Egg

In 2007, Citigroup completed its acquisition of Egg Banking plc (Egg), one of the U.K.’s leading online financial services providers, from Prudential PLC for approximately $1.39 billion. Egg offers various financial products and services including online payment and account aggregation services, credit cards, personal loans, savings accounts, mortgages, insurance and investments. Results for Egg are included in Citigroup’s Global Cards and EMEA Consumer Banking businesses from May 1, 2007 forward.

Purchase of 20% Equity Interest in Akbank

In 2007, Citigroup completed its purchase of a 20% equity interest in Akbank for approximately $3.1 billion, accounted for under the equity method of accounting. Akbank, the second-largest privately owned bank by assets in Turkey, is a premier, full-service retail, commercial, corporate and private bank.

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

STRATEGIC DIVESTITURES

The following divestitures occurred in 2008 and do not qualify as Discontinued operations:

Sale of Upromise Cards Portfolio

During 2008, Global Cards sold substantially all of the Upromise Cards portfolio to Bank of America for an after-tax gain of $127 million ($201 million pretax). The portfolio sold had balances of approximately $1.2 billion of credit card receivables.

Sale of CitiStreet

On July 1, 2008, Citigroup and State Street Corporation completed the sale of CitiStreet, a benefits servicing business, to ING Group in an all-cash transaction valued at $900 million. CitiStreet is a joint venture formed in 2000 which, prior to the sale, was owned 50 percent each by Citigroup and State Street. The transaction closed on July 1, 2008, and generated an after-tax gain of $222 million ($347 million pretax).

Divestiture of Diners Club International

On June 30, 2008, Citigroup completed the sale of Diners Club International (DCI) to Discover Financial Services, resulting in an after-tax gain of approximately $56 million ($111 million pretax).

Citigroup will continue to issue Diners Club cards and support its brand and products through ownership of its many Diners Club card issuers around the world.

Sale of Citigroup Global Services Limited

In 2008, Citigroup sold all of its interest in Citigroup Global Services Limited (CGSL) to Tata Consultancy Services Limited (TCS) for all-cash consideration of approximately $515 million, resulting in an after-tax gain of $192 million ($263 million pretax). CGSL was the Citigroup captive provider of business process outsourcing services solely within the Banking and Financial Services sector.

In addition to the sale, Citigroup signed an agreement with TCS for TCS to provide, through CGSL, process outsourcing services to Citigroup and its affiliates in an aggregate amount of $2.5 billion over a period of 9.5 years.

Sale of Citigroup Technology Services Limited

On December 23, 2008, Citigroup announced an agreement with Wipro Limited to sell all of Citigroup’s interest in Citi Technology Services Ltd. (CTS), Citigroup’s India-based captive provider of Technology Infrastructure support and Application Development, for all-cash consideration of approximately $127 million. A substantial portion of the proceeds from this sale will be recognized over the period in which Citigroup has a service contract with Wipro Limited. This transaction closed on January 20, 2009 and a loss of approximately $7 million was booked at that time.

Sale of Citi’s Nikko Citi Trust and Banking Corporation

Citigroup has executed a definitive agreement to sell all of the shares of Nikko Citi Trust and Banking Corporation to Mitsubishi UFJ Trust and Banking Corporation (MUTB). At the closing, MUTB will pay an all-cash consideration of 25 billion yen, subject to certain purchase price adjustments. The sale is expected to close on or around April 1, 2009, pending regulatory approvals and other closing conditions, and result in an estimated after-tax gain of $53 million ($89 million pretax).

3. DISCONTINUED OPERATIONS

Sale of Citigroup’s German Retail Banking Operations

On December 5, 2008, Citigroup sold its German retail banking operations to Credit Mutuel for Euro 5.2 billion, in cash plus the German retail bank’s operating net earnings accrued in 2008 through the closing. The sale resulted in an after-tax gain of approximately $3.9 billion including the after-tax gain on the foreign currency hedge of $383 million recognized during the fourth quarter of 2008.

The sale does not include the corporate and investment banking business or the Germany-based European data center.

The German retail banking operations had total assets and total liabilities as of November 30, 2008, of $15.6 billion and $11.8 billion, respectively.

Results for all of the German retail banking businesses sold, as well as the net gain recognized in 2008 from this sale, are reported as Discontinued operations for all periods presented.

Summarized financial information for Discontinued operations, including cash flows, related to the sale of the German retail banking operations is as follows:

In millions of dollars	2008	2007	2006
Total revenues, net of interest expense	$6,592	$2,212	$2,126
Income from discontinued operations	$1,438	$652	$837
Gain on sale	3,695	—	—
Provision for income taxes and minority interest, net of taxes	426	214	266
Income from discontinued operations, net of taxes	$4,707	$438	$571

In millions of dollars	2008	2007	2006
Cash flows from operating activities	$(4,719)	$2,227	$2,246
Cash flows from investing activities	18,547	(1,906)	(3,316)
Cash flows from financing activities	(14,226)	(213)	1,147
Net cash provided by (used in) discontinued operations	$(398)	$108	$77

CitiCapital

On July 31, 2008, Citigroup sold substantially all of CitiCapital, the equipment finance unit in North America. The total proceeds from the transaction were approximately $12.5 billion and resulted in an after-tax loss to Citigroup of $305 million. This loss is included in Income from discontinued operations on the Company’s Consolidated Statement of Income for the second quarter of 2008. The assets and liabilities for CitiCapital totaled approximately $12.9 billion and $0.5 billion, respectively, at June 30, 2008.

This transaction encompassed seven CitiCapital equipment finance business lines, including Healthcare Finance, Private Label Equipment Finance, Material Handling Finance, Franchise Finance, Construction Equipment Finance, Bankers Leasing, and CitiCapital Canada. CitiCapital’s Tax Exempt Finance business was not part of the transaction and was retained by Citigroup.

CitiCapital had approximately 1,400 employees and 160,000 customers throughout North America.

Results for all of the CitiCapital businesses sold, as well as the net loss recognized in 2008 from this sale, are reported as Discontinued operations for all periods presented.

Summarized financial information for Discontinued operations, including cash flows, related to the sale of CitiCapital is as follows:

In millions of dollars	2008	2007	2006
Total revenues, net of interest expense	$24	$991	$1,162
Income (loss) from discontinued operations	$40	$273	$313
Loss on sale	(506)	—	—
Provision (benefit) for income taxes and minority interest, net of taxes	(202)	83	86
Income (loss) from discontinued operations, net of taxes	$(264)	$190	$227

In millions of dollars	2008	2007	2006
Cash flows from operating activities	$(287)	$(1,148)	$2,596
Cash flows from investing activities	349	1,190	(2,664)
Cash flows from financing activities	(61)	(43)	3
Net cash provided by (used in) discontinued operations	$1	$(1)	$(65)

Sale of the Asset Management Business

On December 1, 2005, the Company completed the sale of substantially all of its Asset Management business to Legg Mason, Inc. (Legg Mason).

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

During March 2006, the Company sold 10.3 million shares of Legg Mason stock through an underwritten public offering. The net sale proceeds of $1.258 billion resulted in a pretax gain of $24 million in ICG.

In September 2006, the Company received from Legg Mason the final closing adjustment payment related to this sale. This payment resulted in an additional after-tax gain of $51 million ($83 million pretax), recorded in Discontinued operations.

Sale of the Life Insurance and Annuities Business

On July 1, 2005, the Company completed the sale of Citigroup’s Travelers Life & Annuity and substantially all of Citigroup’s international insurance businesses to MetLife, Inc. (MetLife).

During the first quarter of 2006, $15 million of the total $657 million federal tax contingency reserve release was reported in Discontinued operations as it related to the Life Insurance and Annuities business sold to MetLife.

In July 2006, Citigroup recognized an $85 million after-tax gain from the sale of MetLife shares. This gain was reported in income from continuing operations in ICG.

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

In December 2008, the Company fulfilled its previously agreed upon obligations with regard to its remaining 10% economic interest in the long-term care business that it had sold to the predecessor of Genworth Financial in 2000. Under the terms of the 2005 sales agreement of Citi’s Life Insurance and Annuities business to MetLife, Citi agreed to reimburse MetLife for certain liabilities related to the sale of the long-term-care business to Genworth’s predecessor. The assumption of the final 10% block by Genworth at December 31, 2008, resulted in a pretax loss of $50 million ($33 million after-tax), which has been reported in Discontinued operations.

Combined Results for Discontinued Operations

The following is summarized financial information for the German retail banking operations, CitiCapital, Life Insurance and Annuities business, Asset Management business, and TPC:

In millions of dollars	2008	2007	2006
Total revenues, net of interest expense	$6,616	$3,203	$3,507
Income from discontinued operations	$1,478	$925	$1,177
Gain on sale	3,139	—	219
Provision (benefit) for income taxes and minority interest, net of taxes	207	297	309
Income from discontinued operations, net of taxes	$4,410	$628	$1,087

Cash Flows from Discontinued Operations

In millions of dollars	2008	2007	2006
Cash flows from operating activities	$(5,006)	$1,079	$4,842
Cash flows from investing activities	18,896	(716)	(5,871)
Cash flows from financing activities	(14,287)	(256)	1,150
Net cash provided by (used in) discontinued operations	$(397)	$107	$121

4. BUSINESS SEGMENTS

Citigroup is a diversified bank holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The Company’s activities are conducted through the Global Cards, Consumer Banking, Institutional Clients Group (ICG), Global Wealth Management (GWM) and Corporate/Other business segments.

The Global Cards segment is a global issuer of credit cards through the MasterCard, Visa, Diners Club, Private Label and American Express platforms. The Consumer Banking segment includes a global, full-service consumer franchise delivering a wide array of banking, lending, insurance and investment services through a network of local branches, offices and electronic delivery systems.

The businesses included in the Company’s ICG segment provide corporations, governments, institutions and investors in approximately 100 countries with a broad range of banking and financial products and services.

The Global Wealth Management segment is composed of the Smith Barney Private Client businesses and Citigroup Private Bank. Smith Barney provides investment advice, financial planning and brokerage services to affluent individuals, companies and non-profits. Private Bank provides personalized wealth management services for high-net-worth clients.

Corporate/Other includes net treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications (eliminations), the results of discontinued operations and unallocated taxes.

The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements on page 121

The following table presents certain information regarding the Company’s continuing operations by segment:

	Revenues, net of interest expense (1)			Provision (benefit) for income taxes (2)			Income (loss) from continuing operations (1) (2) (3)			Identifiable assets at year end
In millions of dollars, except identifiable assets in billions	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007
Global Cards	$20,207	$23,051	$19,812	$(84)	$2,278	$2,355	$166	$4,674	$4,978	$114	$127
Consumer Banking	28,652	29,458	26,635	(5,354)	181	2,136	(12,280)	2,157	6,073	496	563
Institutional Clients Group	(7,817)	13,740	30,647	(15,405)	(5,054)	3,052	(20,117)	(4,155)	8,611	1,003	1,317
Global Wealth Management	12,601	12,998	10,177	652	1,019	704	1,091	1,974	1,443	99	104
Corporate/Other (4)	(850)	(752)	(944)	(421)	(922)	(498)	(954)	(1,661)	(654)	226	76
Total	$52,793	$78,495	$86,327	$(20,612)	$(2,498)	$7,749	$(32,094)	$2,989	$20,451	$1,938	$2,187

(1)	Includes total revenues, net of interest expense, in North America of $13.7 billion, $37.6 billion and $51.3 billion; in EMEA of $11.1 billion, $9.2 billion and $12.4 billion; in Latin America of $13.1 billion, $13.6 billion and $9.9 billion; and in Asia of $15.6 billion, $18.8 billion and $13.8 billion in 2008, 2007 and 2006, respectively. Regional numbers exclude Corporate/Other, which primarily operates within the U.S.
(2)	The effective tax rates for 2006 reflect the impact of the resolution of the Federal Tax Audit and the New York Tax Audits.
(3)	Includes pretax provisions (credits) for credit losses and for benefits and claims in the Global Cards results of $9.6 billion, $5.5 billion and $3.2 billion; in the Consumer Banking results of $19.6 billion, $10.8 billion and $3.8 billion; in the ICG results of $5.2 billion, $1.5 billion and $532 million; and in the Global Wealth Management results of $301 million, $101 million and $24 million for 2008, 2007 and 2006, respectively. Corporate/Other recorded a pretax credit of $1 million and a provision of $(2) million for 2008 and 2007, respectively.
(4)	Corporate/Other reflects the restructuring charge, net of changes in estimates, of $1.8 billion for 2007. Of this total charge, $119 million is attributable to Global Cards; $382 million to Consumer Banking; $608 million to ICG; $305 million to GWM; and $383 million to Corporate/Other. See Note 10 on page 149 for further discussion.

5. INTEREST REVENUE AND EXPENSE

For the years ended December 31, 2008, 2007 and 2006, respectively, interest revenue and expense consisted of the following:

In millions of dollars	2008	2007	2006
Interest revenue
Loan interest, including fees	$62,336	$63,201	$52,086
Deposits with banks	3,119	3,113	2,240
Federal funds sold and securities purchased under agreements to resell	9,175	18,354	14,199
Investments, including dividends	10,718	13,423	10,340
Trading account assets (1)	17,489	18,507	11,865
Other interest	3,818	4,831	2,881
Total interest revenue	$106,655	$121,429	$93,611
Interest expense
Deposits	$20,271	$28,402	$21,336
Federal funds purchased and securities loaned or sold under agreements to repurchase	11,330	23,028	17,448
Trading account liabilities (1)	1,277	1,440	1,119
Short-term borrowings	4,039	7,071	4,632
Long-term debt	16,046	16,110	11,148
Total interest expense	$52,963	$76,051	$55,683
Net interest revenue	$53,692	$45,378	$37,928
Provision for loan losses	33,674	$16,832	$6,320
Net interest revenue after provision for loan losses	$20,018	$28,546	$31,608

(1)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

6. COMMISSIONS AND FEES

Commissions and fees revenue includes charges to customers for credit and bank cards, including transaction-processing fees and annual fees; advisory and equity and debt underwriting services; lending and deposit-related transactions, such as loan commitments, standby letters of credit and other deposit and loan servicing activities; investment management-related fees, including brokerage services and custody and trust services; and insurance fees and commissions.

The following table presents commissions and fees revenue for the years ended December 31:

In millions of dollars	2008	2007	2006
Investment banking	$2,284	$5,228	$4,093
Credit cards and bank cards	4,517	5,036	5,191
Smith Barney	2,836	3,265	2,958
ICG trading-related	2,322	2,706	2,464
Checking-related	1,134	1,108	911
Transaction Services	1,423	1,166	859
Other Consumer	1,211	649	279
Nikko Cordial-related (1)	1,086	834	—
Loan servicing (2)	(1,731)	560	660
Primerica	415	455	399
Other ICG	747	295	243
Other	(141)	71	58
Corporate finance (3)	(4,876)	(667)	735
Total commissions and fees	$11,227	$20,706	$18,850

(1)	Commissions and fees for Nikko Cordial have not been detailed due to unavailability of the information.
(2)	Includes fair value adjustments on mortgage servicing assets. The mark-to-market on the underlying economic hedges of the MSRs is included in Other revenue.
(3)	Includes write-downs of approximately $4.9 billion in 2008 and $1.5 billion in 2007, net of underwriting fees, on funded and unfunded highly leveraged finance commitments, recorded at fair value and reported as loans held for sale in Other assets. Write-downs were recorded on all highly leveraged finance commitments where there was value impairment, regardless of funding date.

7. PRINCIPAL TRANSACTIONS

Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. The following table presents principal transactions revenue for the years ended December 31:

In millions of dollars	2008	2007	2006 (1)
Institutional Clients Group
Fixed income (2)	$(6,455)	$4,053	$5,593
Credit products (3)	(21,614)	(21,805)	(744)
Equities (4)	(394)	682	866
Foreign exchange (5)	2,316	1,222	693
Commodities (6)	667	686	487
Total ICG	$(25,480)	$(15,162)	$6,895
Consumer Banking/Global Cards (7)	1,616	1,364	504
Global Wealth Management (7)	836	1,315	680
Corporate/Other	840	397	(89)
Total principal transactions revenue	$(22,188)	$(12,086)	$7,990

(1)	Reclassified to conform to the current period’s presentation.
(2)	Includes revenues from government securities and corporate debt, municipal securities, preferred stock, mortgage securities, and other debt instruments. Also includes spot and forward trading of currencies and exchange-traded and over-the-counter (OTC) currency options, options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, financial futures, OTC options, and forward contracts on fixed income securities. Losses in 2008 reflect the volatility and dislocation in the credit and trading markets.
(3)	Includes revenues from structured credit products such as North America and Europe collateralized debt obligations. In 2007 and 2008, losses recorded were related to subprime-related exposures in ICG’s lending and structuring business and exposures to super senior CDOs.
(4)	Includes revenues from common, preferred and convertible preferred stock, convertible corporate debt, equity-linked notes, and exchange-traded and OTC equity options and warrants.
(5)	Includes revenues from foreign exchange spot, forward, option and swap contracts, as well as translation gains and losses.
(6)	Primarily includes the results of Phibro LLC, which trades crude oil, refined oil products, natural gas, and other commodities.
(7)	Includes revenues from various fixed income, equities and foreign exchange transactions.

8. INCENTIVE PLANS

The Company has adopted a number of equity compensation plans under which it administers stock options, restricted or deferred stock and stock purchase programs. The award programs are used to attract, retain and motivate officers, employees and non-employee directors, to compensate them for their contributions to the Company, and to encourage employee stock ownership. The plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is composed entirely of independent non-employee directors. At December 31, 2008, approximately 142 million shares were authorized and available for grant under Citigroup’s stock incentive and stock purchase plans. In accordance with Citigroup practice, shares would be issued out of Treasury stock upon exercise or vesting.

The following table shows components of compensation expense relating to the Company’s stock-based compensation programs as recorded during 2008, 2007 and 2006:

In millions of dollars	2008	2007	2006
SFAS 123(R) charges for January 2006 awards to retirement-eligible employees	$—	$—	$648
SFAS 123(R) charges for estimated awards to retirement-eligible employees	110	467	824
Option expense	29	86	129
Amortization of MC LTIP awards (1)	18	18	—
Amortization of restricted and deferred stock awards (excluding MC LTIP) (2)	3,133	2,728	1,565
Total	$3,290	$3,299	$3,166

(1)	Management Committee Long-Term Incentive Plan (MC LTIP) was created in 2007.
(2)	Represents amortization of expense over the remaining life of all unvested restricted and deferred stock awards granted to all employees prior to 2006. The 2008, 2007 and 2006 periods also include amortization expense for all unvested awards to non-retirement-eligible employees on or after January 1, 2006. Amortization includes estimated forfeitures of awards.

STOCK AWARD PROGRAMS

The Company, primarily through its Capital Accumulation Program (CAP), issues shares of Citigroup common stock in the form of restricted or deferred stock to participating officers and employees. For all stock award programs, during the applicable vesting period, the shares awarded cannot be sold or transferred by the participant, and some or all of the shares awarded are subject to cancellation if the participant’s employment is terminated. After the award vests, the shares become freely transferable (subject to the stock ownership commitment of senior executives). From the date of the award, the recipient of a restricted stock award can direct the vote of the shares and receive dividend equivalents. Recipients of deferred stock awards receive dividend equivalents, but cannot vote shares until they have vested.

Stock awards granted in January 2008, 2007, 2006 and 2005 generally vest 25% per year over four years, except for awards to certain employees at Smith Barney that vest after two years and July 2007 Management Committee Long-Term Incentive Plan awards (further described below) that vest in January 2010. Stock awards granted in 2003 and 2004 generally vested after a two- or three-year vesting period. CAP participants in 2008, 2007, 2006 and 2005 could elect to receive all or part of their award in stock options. The figures presented in the stock option program tables include options granted under CAP. Unearned compensation expense associated with the stock awards represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the full vesting period, except for those awards granted to retirement-eligible employees. As explained below, pursuant to SFAS 123(R), the charge to income for awards made to retirement-eligible employees is accelerated based on the dates the retirement rules are met.

CAP and certain other awards provide that participants who meet certain age and years of service conditions may continue to vest in all or a portion of the award without remaining employed by the Company during the entire vesting period, so long as they do not compete with Citigroup during that time. Beginning in 2006, awards to these retirement-eligible employees are recognized in the year prior to the grant in the same manner as cash incentive compensation is accrued. However, awards granted in January 2006 were required to be expensed in their entirety at the date of grant. Prior to 2006, all awards were recognized ratably over the stated vesting period. See Note 1 to the Consolidated Financial Statements on page 121 for the impact of adopting SFAS 123(R).

From 2003 to 2007, Citigroup granted restricted or deferred shares annually under the Citigroup Ownership Program (COP) to eligible employees. This program replaced the WealthBuilder, CitiBuilder and Citigroup Ownership stock option programs. Under COP, eligible employees received either restricted or deferred shares of Citigroup common stock that vest after three years. The last award under this program was in 2007. Unearned compensation expense associated with the stock grants represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period, except for those awards granted to retirement-eligible employees. The charge to income for awards made to retirement-eligible employees is accelerated based on the dates the retirement rules are met.

On July 17, 2007, the Personnel and Compensation Committee of Citigroup’s Board of Directors approved the Management Committee Long-Term Incentive Plan (MC LTIP), under the terms of the shareholder-approved 1999 Stock Incentive Plan. The MC LTIP provides members of the Citigroup Management Committee, including the CEO, CFO and the named executive officers in the Citigroup Proxy Statement, an opportunity to earn stock awards based on Citigroup’s performance. Each participant received an equity award that will be earned based on Citigroup’s performance for the period from July 1, 2007 to December 31, 2009. Three periods will be measured for performance (July 1, 2007 to December 31, 2007, full year 2008 and full year 2009). The ultimate value of the award will be based on Citigroup’s performance in each of these periods with respect to (1) total shareholder return versus Citigroup’s current key competitors and (2) publicly stated return on equity (ROE) targets measured at the end of each calendar year. If, in any of the three performance periods, Citigroup’s total shareholder return does not exceed the median performance of the peer group, the participants will not receive award shares for that period. The awards will generally vest after 30 months. In order to receive the shares, a participant generally must be a Citigroup employee on January 5, 2010. The final expense for each of the three calendar years will be adjusted based on the results of the ROE tests. No awards were earned for 2008 or 2007 because performance targets were not met. No new awards were made under the MC LTIP since the initial award in July 2007.

On January 22, 2008, special retention stock awards were made to key senior executive officers and certain other members of senior management. The awards vest ratably over two- or four-year periods. Executives must remain employed through the vesting dates to receive the shares awarded, except in cases of death, disability, or involuntary termination other than for gross misconduct. Unlike CAP, post-employment vesting is not provided for participants who meet specified age and years of service conditions. Shares subject to some of the awards are exempted from the stock ownership commitment.

A summary of the status of Citigroup’s unvested stock awards as of December 31, 2008, and changes during the 12 months ended December 31, 2008, is presented below:

Unvested stock awards	Shares	Weighted average grant date fair value
Unvested at January 1, 2008	153,207,132	$50.70
Awards	149,140,314	$26.04
Cancellations	(20,945,018)	$42.92
Deletions	(1,968,824)	$25.94
Vestings (1)	(53,222,745)	$47.06
Unvested at December 31, 2008	226,210,859	$36.23

(1)	The weighted average market value of the vestings during 2008 was approximately $22.31 per share.

As of December 31, 2008, there was $3.3 billion of total unrecognized compensation cost related to unvested stock awards net of the forfeiture provision. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Stock Option Programs

The Company has a number of stock option programs for its non-employee directors, officers and employees. Generally, in 2008, 2007, 2006 and 2005, stock options were granted only to CAP participants who elected to receive stock options in lieu of restricted or deferred stock awards, and to non-employee directors who elected to receive their compensation in the form of a stock option grant. Occasionally, stock options also may be granted as sign-on awards. All stock options are granted on Citigroup common stock with exercise prices that are no less than the fair market value at the time of grant. Generally, options granted from 2003 through 2008 have six-year terms, but there have been grants with terms of up to 10 years. Options granted from January 2003 through 2008 typically vest ratably over three- or four-year periods; however, directors’ options cliff vest after two years, and vesting schedules for sign-on grants may vary. Options granted in 2004 and 2003 typically vest in thirds each year over three years (with the first vesting date occurring 17 months after the grant date), and had 10-year terms. The sale of shares acquired through the exercise of employee stock options granted since January 2003 is restricted for a two-year period (and may be subject to the stock ownership commitment of senior executives thereafter). Prior to 2003, Citigroup options, including options granted since the date of the merger of Citicorp and Travelers Group, Inc., generally vested at a rate of 20% per year over five years (with the first vesting date occurring 12 to 18 months following the grant date) and had 10-year terms. Certain options, mostly granted prior to January 1, 2003, permit an employee exercising an option under certain conditions to be granted new options (reload options)

in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months. Reload options may in turn be exercised using the reload method, given certain conditions. An option may not be exercised using the reload method unless the market price on the date of exercise is at least 20% greater than the option exercise price.

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

On January 22, 2008, Vikram Pandit, CEO, was awarded stock options to purchase three million shares of common stock. The options vest 25% per year beginning on the first anniversary of the grant date and expire on the tenth anniversary of the grant date. One-third of the options have an exercise price equal to the NYSE closing price of Citigroup stock on the grant date ($24.40), one-third have an exercise price equal to a 25% premium over the grant date closing price ($30.50), and one-third have an exercise price equal to a 50% premium over the grant date closing price ($36.60). The first installment of these options vested on January 22, 2009. These options do not have a reload feature.

Information with respect to stock option activity under Citigroup stock option plans for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008			2007			2006
	Options	Weighted average exercise price	Intrinsic value per share	Options	Weighted average exercise price	Intrinsic value per share	Options	Weighted average exercise price	Intrinsic value per share
Outstanding, beginning of period	172,767,122	$43.08	$—	212,067,917	$41.87	$13.83	277,255,935	$40.27	$8.26
Granted—original	18,140,448	$24.70	—	2,178,136	$54.21	—	3,259,547	$48.87	—
Granted—reload	15,984	$28.05	—	3,093,370	$52.66	—	12,530,318	$52.30	—
Forfeited or exchanged	(24,080,659)	$42.19	—	(8,796,402)	$46.26	1.52	(14,123,110)	$45.57	3.36
Expired	(20,441,584)	$38.88	—	(843,256)	$43.40	4.38	(2,021,955)	$44.87	4.06
Exercised	(2,540,654)	$22.36	—	(34,932,643)	$36.62	11.16	(64,832,818)	$36.37	12.56
Outstanding, end of period	143,860,657	$41.84	$—	172,767,122	$43.08	$—	212,067,917	$41.87	$13.83
Exercisable at end of period	123,654,795			165,024,814			179,424,900

The following table summarizes the information about stock options outstanding under Citigroup stock option plans at December 31, 2008:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average contractual life remaining	Weighted average exercise price	Number exercisable	Weighted average exercise price
$7.77–$9.99	1,627	2.6 years	$7.77	1,627	$7.77
$10.00–$19.99	2,263,074	7.0 years	$17.54	97,985	$14.27
$20.00–$29.99	13,592,346	5.2 years	$24.61	1,006,628	$25.48
$30.00–$39.99	27,325,170	1.6 years	$33.11	25,200,815	$33.07
$40.00–$49.99	86,577,676	2.0 years	$46.26	84,779,475	$46.22
$50.00–$56.83	14,100,764	2.2 years	$52.59	12,568,265	$52.38
	143,860,657	2.3 years	$41.84	123,654,795	$43.97

As of December 31, 2008, there was $45.8 million of total unrecognized compensation cost related to stock options; this cost is expected to be recognized over a weighted average period of 1.9 years.

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

For options granted during	2008	2007	2006
Weighted average per share fair value, at December 31	$3.62	$6.52	$6.59
Weighted averaged expected life
Original grants	5.00 yrs.	4.66 yrs.	4.57 yrs.
Reload grants	1.04 yrs.	1.86 yrs.	2.56 yrs.
Valuation assumptions
Expected volatility	25.11%	19.21%	20.15%
Risk-free interest rate	2.76%	4.79%	4.60%
Expected dividend yield	4.53%	4.03%	3.95%
Expected annual forfeitures
Original and reload grants	7%	7%	7%

9. RETIREMENT BENEFITS

The Company has several non-contributory defined benefit pension plans covering substantially all U.S. employees in 2008 and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. qualified defined benefit plan provides benefits under a cash balance formula. However, employees satisfying certain age and service requirements remain covered by a prior final average pay formula under that plan. Effective January 1, 2008, the U.S. qualified pension plan was frozen. Accordingly, no additional compensation-based contributions were credited to the cash balance plan for existing plan participants. However, employees still covered under the prior final pay plan will continue to accrue benefits. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States.

The following tables summarize the components of net (benefit) expense recognized in the Consolidated Statement of Income and the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s U.S. qualified pension plan, postretirement plans and plans outside the United States. The Company uses a December 31 measurement date for the U.S. plans as well as the plans outside the United States.

Net (Benefit) Expense

	Pension plans						Postretirement benefit plans
	U.S. plans (1)			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Benefits earned during the year	$23	$301	$260	$201	$202	$164	$1	$1	$2	$36	$27	$21
Interest cost on benefit obligation	674	641	630	354	318	274	62	59	61	96	75	65
Expected return on plan assets	(949)	(889)	(845)	(487)	(477)	(384)	(12)	(12)	(13)	(109)	(103)	(78)
Amortization of unrecognized:
Net transition obligation	—	—	—	1	2	2	—	—	—	—	—	—
Prior service cost (benefit)	(2)	(3)	(19)	4	3	1	—	(3)	(4)	—	—	1
Net actuarial loss	—	84	185	24	39	51	4	3	8	21	13	8
Curtailment (gain) loss (2)(3)	56	—	(80)	108	36	7	16	9	—	—	—	—
Net (benefit) expense	$(198)	$134	$131	$205	$123	$115	$71	$57	$54	$44	$12	$17

(1)	The U.S. plans exclude nonqualified pension plans, for which the net expense was $38 million in 2008, $45 million in 2007 and $51 million in 2006.
(2)	In 2008, the Company recognized a net curtailment loss resulting from accelerated expected payment of benefits following restructuring actions. Restructuring charges for the pension plans include $23 million for the U.S. plans and $22 million for the non-U.S. plans. Restructuring charges for the postretirement plans include $6 million for U.S. plans. In 2007, the Company recognized a net curtailment loss primarily resulting from accelerated vesting of benefits under reorganization actions outside the U.S. In 2006, the Company recognized a curtailment gain resulting from the January 1, 2008 freeze of the U.S. qualified pension plan.
(3)	The 2008 curtailment loss in the non-U.S pension plans includes $71 million reported under Discontinued operations reflecting the sale of Citigroup’s German retail banking operations to Credit Mutuel.

The estimated net actuarial loss, prior service cost and net transition obligation that will be amortized from Accumulated other comprehensive income (loss) into net expense in 2009 are approximately $68 million, $2 million and $(1) million, respectively, for defined benefit pension plans. For postretirement plans, the estimated 2009 net actuarial loss and service cost are approximately $21 million and $(1) million, respectively.

Net Amount Recognized

	Pension plans				Postretirement benefit plans
	U.S. plans (1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2008	2007	2008	2007	2008	2007	2008	2007
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$11,029	$11,109	$6,007	$5,363	$1,042	$1,101	$1,193	$825
Benefits earned during the year	23	301	201	202	1	1	36	27
Interest cost on benefit obligation	674	641	354	318	62	59	96	75
Plan amendments	—	—	2	12	—	3		—
Actuarial loss (gain)	(167)	(439)	(625)	(28)	1	(67)	(79)	296
Benefits paid	(607)	(583)	(282)	(269)	(72)	(75)	(41)	(39)
Expected Medicare Part D subsidy	—	—	—	—	11	11	—	—
Acquisitions (2)	—	—	206	156	—	—	—	—
Divestitures	—	—	(380)	—	—	—	—	—
Settlements	—	—	(65)	(21)	—	—	—	—
Curtailments (3)	58	—	3	25	17	9	(2)	—
Foreign exchange impact	—	—	(858)	249	—	—	(266)	9
Projected benefit obligation at year end	$11,010	$11,029	$4,563	$6,007	1,062	$1,042	$937	$1,193
Change in plan assets
Plan assets at fair value at beginning of year	$12,840	$11,932	$6,629	$5,906	$191	$175	$1,008	$984
Actual return on plan assets	(730)	1,476	(883)	432	(7)	22	(182)	66
Company contributions (4)	13	15	286	223	31	69	72	3
Employee contributions	—	—	6	8	—	—		—
Acquisitions (5)	—	—	165	90	—	—		—
Divestitures	—	—	(380)	—	—	—		—
Settlements	—	—	(57)	(21)	—	—		—
Benefits paid	(607)	(583)	(282)	(269)	(72)	(75)	(42)	(39)
Foreign exchange impact	—	—	(948)	260	—	—	(185)	(6)
Plan assets at fair value at year end	$11,516	$12,840	$4,536	$6,629	$143	$191	$671	$1,008
Funded status of the plan at year end	$506	$1,811	$(27)	$622	$(919)	$(851)	$(266)	$(185)
Net amount recognized
Benefit asset	$506	$1,811	$511	$1,061	$—	$—	$—	$34
Benefit liability	—	—	(538)	(439)	(919)	(851)	(266)	(219)
Net amount recognized on the balance sheet	$506	$1,811	$(27)	$622	$(919)	$(851)	$(266)	$(185)
Amounts recognized in Accumulated other comprehensive income (loss):
Net transition obligation	$—	$—	$(5)	$8	$—	$—	$1	$2
Prior service cost (benefit)	(4)	(7)	29	30	(10)	(11)	(1)	(1)
Net actuarial loss	1,978	467	1,219	786	41	23	442	374
Net amount recognized in equity—pretax	1,974	$460	$1,243	$824	$31	$12	$442	$375
Accumulated benefit obligation at year end	$10,937	$10,960	$4,145	$5,403	$1,062	$1,042	$937	$1,193

(1)	The U.S. plans exclude nonqualified pension plans, for which the aggregate projected benefit obligation was $586 million and $611 million and the aggregate accumulated benefit obligation was $580 million and $604 million at December 31, 2008 and 2007, respectively. These plans are unfunded. As such, the funded status of these plans is $(586) million and $(611) million at December 31, 2008 and 2007, respectively. Accumulated other comprehensive income (loss) reflects pretax charges of $72 million and $85 million at December 31, 2008 and 2007, respectively, that primarily relate to net actuarial loss.
(2)	Acquisitions in the non-U.S pension plans include $29 million of projected benefit obligations from newly material plans.
(3)	Changes in projected benefit obligation due to curtailments in the non-U.S. pension plans in 2008 include $(9) million in curtailment gains and $12 million in special termination costs.
(4)	Company contributions to the U.S. pension plan include $13 million and $15 million during 2008 and 2007, respectively, relating to certain investment advisory fees and administrative costs that were absorbed by the Company. Company contributions to the non-U.S. pension plans include $55 million and $47 million of benefits directly paid by the Company during 2008 and 2007, respectively.
(5)	Acquisitions in the non-U.S pension plans include $10 million of plan assets from newly material plans.

The following table shows the change in Accumulated other comprehensive income (loss) for the years ended December 31, 2008 and 2007:

In millions of dollars	2008	2007	Change
Other assets
Prepaid benefit cost	$1,017	$2,906	$(1,889)
Other liabilities
Accrued benefit liability	2,309	2,120	189

Funded status	$(1,292)	$786	$(2,078)
Deferred taxes, net	5,179	4,261	918
Amortization and other			(259)

Change in Accumulated other comprehensive income (loss) (1)			$(1,419)

(1)	Primarily related to changes in net actuarial gain/loss of the Company’s pension and postretirement plans.

At the end of 2008 and 2007, for both qualified and nonqualified plans and for both funded and unfunded plans, the aggregate projected benefit obligation (PBO), the aggregate accumulated benefit obligation (ABO), and the aggregate fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	PBO exceeds fair value of plan assets				ABO exceeds fair value of plan assets
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2008	2007	2008	2007	2008	2007	2008	2007
Projected benefit obligation	$586	$611	$1,866	$944	$586	$611	$1,374	$804
Accumulated benefit obligation	580	604	1,640	749	580	604	1,231	668
Fair value of plan assets	—	—	1,328	505	—	—	875	396

Combined plan assets for the U.S. and non-U.S. pension plans, excluding U.S. nonqualified plans, exceeded the accumulated benefit obligations by $1.0 billion and $3.1 billion at December 31, 2008 and December 31, 2007, respectively.

Assumptions

The discount rate and future rate of compensation assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Company’s plans are shown in the following table:

At year end	2008	2007
Discount rate
U.S. plans (1)
Pension	6.1%	6.2%
Postretirement	6.0	6.0
Non-U.S. plans
Range (2)	1.75 to 17.0	2.0 to 10.25
Weighted average	6.6	6.2
Future compensation increase rate
U.S. plans (3)	3.0	3.0
Non-U.S. plans
Range (2)	1.0 to 11.5	3.0 to 8.25
Weighted average	4.5	4.4

During the year	2008	2007
Discount rate
U.S. plans (1)
Pension	6.2%	5.9%
Postretirement	6.0	5.7
Non-U.S. plans
Range	2.0 to 10.25	2.25 to 11.0
Weighted average	6.2	6.5
Future compensation increase rate
U.S. plans (3)	3.0	4.0
Non-U.S. plans
Range (4)	1.0 to 8.25	1.0 to 10.0
Weighted average	4.4	4.3

(1)	Weighted average rates for the U.S. plans equal the stated rates.
(2)	At December 31, 2008, the range includes plans in countries that were not reported earlier due to immateriality. Discount rates for the same group of countries as of December 31, 2007 were 2.0% to 13.0%. Future compensation increase rates for the same group of countries as of December 31, 2007 was 1.5% to 9.0%.
(3)	Effective January 1, 2008, the U.S. qualified pension plan was frozen. Only the future compensation increases for the grandfathered employees will affect future pension expense and obligations. Future compensation increase rates for small groups of employees were 4.0% or 6.0%.
(4)	Future compensation increase rate for the non-U.S plans differs from the year end 2007 rates due to inclusion of newly material plans in 2008.

A one-percentage-point change in the discount rates would have the following effects on pension expense:

	One-percentage- point increase			One-percentage- point decrease
In millions of dollars	2008	2007	2006	2008	2007	2006
Effect on pension expense for U.S. plans (1)	$36	$25	$(100)	$(24)	$(5)	$120
Effect on pension expense for non-U.S. plans	(58)	(59)	(52)	94	80	72

(1)	Due to the freeze of the U.S. qualified pension plan commencing January 1, 2008, the majority of the prospective service cost has been eliminated and the gain/loss amortization period was changed to the life expectancy for inactive participants. As a result, pension expense for the U.S. qualified pension plan is driven more by interest costs than service costs, and an increase in the discount rate would increase pension expense, while a decrease in the discount rate would decrease pension expense.

Assumed health care cost trend rates were as follows:

	2008	2007
Health care cost increase rate–U.S. plans
Following year	7.5%	8.0%
Ultimate rate to which cost increase is assumed to decline	5.0%	5.0%
Year in which the ultimate rate is reached	2014	2014

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-percentage- point increase		One-percentage- point decrease
In millions of dollars	2008	2007	2008	2007
Effect on benefits earned and interest cost for U.S. plans	$3	$3	$(2)	$(3)
Effect on accumulated postretirement benefit obligation for U.S. plans	47	50	(41)	(44)

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

The expected long-term rates of return on assets used in determining the Company’s pension expense are shown below:

	2008	2007
Rate of return on assets
U.S. plans (1)	8.0%	8.0%
Non-U.S. plans
Range	3.14 to 12.5%	3.25 to 12.5%
Weighted average	7.62%	8.0%

(1)	Weighted average rates for the U.S. plans equal the stated rates. As of December 31, 2008, the Company lowered its expected rate of return to 7.75%.

A one-percentage-point change in the expected rates of return would have the following effects on pension expense:

	One-percentage- point increase			One-percentage- point decrease
In millions of dollars	2008	2007	2006	2008	2007	2006
Effect on pension expense for U.S. plans	$(118)	$(118)	$(110)	$118	$118	$110
Effect on pension expense for non-U.S. plans	(66)	(59)	(61)	66	59	61

Plan Assets

Citigroup’s pension and postretirement plans’ asset allocations for the U.S. plans at the end of 2008 and 2007, and the target allocations for 2009 by asset category based on asset fair values, are as follows:

	Target asset allocation	U.S. pension assets at December 31		U.S. postretirement assets at December 31
Asset category	2009	2008	2007	2008	2007
Equity securities (1)	3 to 38%	6%	27%	6%	27%
Debt securities	25 to 62	42	17	42	17
Real estate	3 to 8	6	6	6	6
Private equity	0 to 15	17	15	17	15
Other investments	12 to 32	29	35	29	35
Total		100%	100%	100%	100%

(1)	Equity securities in the U.S. pension plans include no Citigroup common stock at the end of 2008. In January 2007, the U.S. pension plans sold all the Citigroup common stock it held (approximately $137.2 million) to the Company at its fair value.

Third-party investment managers and affiliated advisors provide their respective services to Citigroup’s U.S. pension plans. Assets are rebalanced as the plan investment committee deems appropriate. Citigroup’s investment strategy with respect to its pension assets is to maintain a globally diversified investment portfolio across several asset classes targeting an annual rate of return of 7.75% that, when combined with Citigroup’s contributions to the plans, will maintain the plans’ ability to meet all required benefit obligations.

Citigroup’s pension and postretirement plans’ weighted average asset allocations for the non-U.S. plans and the actual ranges at the end of 2008 and 2007, and the weighted average target allocations for 2009 by asset category based on asset fair values, are as follows:

	Non-U.S. pension plans
	Weighted average	Actual range		Weighted average
	Target asset allocation	at December 31		at December 31
Asset category	2009	2008	2007	2008	2007
Equity securities	37.61%	0.0 to 56.8%	0.0 to 75.1%	34.4%	56.2%
Debt securities	53.95	0.0 to 85.5	0.0 to 100	55.4	37.8
Real estate	0.75	0.0 to 40.1	0.0 to 35.9	0.6	0.5
Other investments	7.69	0.0 to 100	0.0 to 100	9.6	5.5
Total	100%			100%	100%

	Non-U.S. postretirement plans
	Weighted average	Actual range		Weighted average
	Target asset allocation	at December 31		at December 31
Asset category	2009	2008	2007	2008	2007
Equity securities	39.34%	0.0 to 53.18%	0.0 to 58.4%	52.26%	57.4%
Debt securities	36.13	36.11 to 100	41.6 to 100	37.21	42.6
Real estate	—	—	—	—	—
Other investments	24.53	0.0 to 10.71	—	10.53	—
Total	100%			100%	100%

Citigroup’s global pension and postretirement funds’ investment strategies are to invest in a prudent manner for the exclusive purpose of providing benefits to participants. The investment strategies are targeted to produce a total return that, when combined with Citigroup’s contributions to the funds, will maintain the funds’ ability to meet all required benefit obligations. Risk is controlled through diversification of asset types and investments in domestic and international equities, fixed income securities and cash. The target asset allocation in most locations outside the U.S. is to have the majority of the assets in either equity or debt securities. These allocations may vary by geographic region and country depending on the nature of applicable obligations and various other regional considerations. The wide variation in the actual range of plan asset allocations for the funded non-U.S. plans is a result of differing local statutory requirements and economic conditions. For example, in certain countries local law requires that all pension plan assets must be invested in fixed income investments, government funds, or local country securities.

Contributions

Citigroup’s pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements rather than to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under ERISA, if appropriate to its tax and cash position and the plans’ funded position. For the U.S. pension plans, at December 31, 2008, there were no minimum required cash contributions and no discretionary or non-cash contributions are currently planned. For the non-U.S. pension plans, discretionary cash contributions in 2009 are anticipated to be approximately $167 million. In addition, the Company expects to contribute $27 million of benefits to be directly paid by the Company for its unfunded non-U.S. pension and postretirement plans. For the U.S. postretirement benefit plans, there are no expected or required contributions for 2009. For the non-U.S. postretirement benefit plans, expected cash contributions for 2009 are $91 million including $3 million of benefits to be directly paid by the Company. These estimates are subject to change, since contribution decisions are affected by various factors, such as market performance and regulatory requirements; in addition, management has the ability to change funding policy.

Estimated Future Benefit Payments

The Company expects to pay the following estimated benefit payments in future years:

	U.S. plans	Non-U.S. plans
In millions of dollars	Pension benefits	Pension benefits	Postretirement benefits
2009	$740	$276	$37
2010	745	258	39
2011	752	275	41
2012	769	284	44
2013	789	288	47
2014–2018	4,148	1,680	291

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

The expected subsidy reduced the accumulated postretirement benefit obligation (APBO) by approximately $142 million and $141 million as of January 1, 2008 and 2007, respectively, and the 2008 and 2007 postretirement expense by approximately $17 million and $18 million, respectively, for all of the U.S. postretirement welfare plans for 2008 and 2007.

The following table shows the estimated future benefit payments without the effect of the subsidy and the amounts of the expected subsidy in future years:

	Expected U.S. postretirement benefit payments
In millions of dollars	Before Medicare Part D subsidy	Medicare Part D subsidy
2009	$105	$11
2010	107	12
2011	107	12
2012	107	13
2013	105	13
2014–2018	490	68

Citigroup 401(k)

Under the Citigroup 401(k) plan, a defined contribution plan, eligible U.S. employees receive matching contributions up to 6% of their compensation, subject to statutory limits. The matching contribution is invested according to participants’ individual elections. Additionally, for eligible employees whose compensation is $100,000 or less, a fixed contribution of up to 2% of compensation is provided. This fixed contribution is invested initially in the Citigroup common stock fund. Employees are free to transfer to alternative plan investments immediately.

The pretax expense associated with this plan amounted to approximately $580 million in 2008, $81 million in 2007, and $77 million in 2006. The increase in expense from 2007 to 2008 reflects the redesign of retirement programs effective January 1, 2008. The redesign provides for a significantly enhanced 401(k) company contribution offset by the elimination of future accruals under the Citigroup U.S. Pension Plan.

10. RESTRUCTURING

In the fourth quarter of 2008, Citigroup recorded a pretax restructuring expense of $1.797 billion pre-tax related to the implementation of a Company-wide re-engineering plan. This initiative will generate headcount reductions of approximately 20,600. The charges related to the 2008 Re-engineering Projects Restructuring Initiative are reported in the Restructuring line on the Company’s Consolidated Statement of Income and are recorded in each segment.

In 2007, the Company completed a review of its structural expense base in a Company-wide effort to create a more streamlined organization, reduce expense growth, and provide investment funds for future growth initiatives. As a result of this review, a pretax restructuring charge of $1.4 billion was recorded in Corporate/Other during the first quarter of 2007. Additional net charges of $151 million were recognized in subsequent quarters throughout 2007 and a net release of $31 million in 2008 due to a change in estimates. The charges related to the 2007 Structural Expense Review Restructuring Initiative are reported in the Restructuring line on the Company’s Consolidated Statement of Income.

The primary goals of the 2007 Structural Expense Review and Restructuring, and the 2008 Re-engineering Projects and Restructuring Initiatives were:

•	eliminate layers of management/improve workforce management;
•	consolidate certain back-office, middle-office and corporate functions;
•	increase the use of shared services;
•	expand centralized procurement; and
•	continue to rationalize operational spending on technology.

The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges began in the second quarter of 2007 and fourth quarter of 2008 for the 2007 and 2008 initiatives, respectively, in addition to normal scheduled depreciation.

The following tables detail the Company’s restructuring reserves.

2008 Re-engineering Projects Restructuring Charges

	Severance
In millions of dollars	SFAS 112 (1)	SFAS 146 (2)	Contract termination costs	Asset write- downs (3)	Employee termination cost	Total Citigroup (4)
Total Citigroup (pretax)
Original restructuring charge	$1,254	$295	$55	$123	$19	$1,746
Utilization	(114)	(3)	(2)	(100)	—	(219)
Balance at December 31, 2008	$1,140	$292	$53	$23	$19	$1,527

2007 Structural Expense Review Restructuring Charges

	Severance
In millions of dollars	SFAS 112 (1)	SFAS 146 (2)	Contract termination costs	Asset write- downs (3)	Employee termination cost	Total Citigroup
Total Citigroup (pretax)
Original restructuring charge	$950	$11	$25	$352	$39	$1,377
Additional charge	$42	$96	$29	$27	$11	$205
Foreign exchange	19	—	2	—	—	21
Utilization	(547)	(75)	(28)	(363)	(33)	(1,046)
Changes in estimates	(39)	—	(6)	(1)	(8)	(54)
Balance at December 31, 2007	$425	$32	$22	$15	$9	$503
Additional charge	$10	$14	$43	$6	$—	$73
Foreign exchange	(11)	—	(4)	—	—	(15)
Utilization	(288)	(34)	(22)	(7)	(6)	(357)
Changes in estimates	(93)	(2)	(2)	(4)	(3)	(104)
Balance at December 31, 2008	$43	$10	$37	$10	$—	$100

(1)	Accounted for in accordance with SFAS No. 112, Employer’s Accounting for Post Employment Benefits (SFAS 112).
(2)	Accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).
(3)	Accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).
(4)	Total Citigroup charge in the table above does not include a $51 million one-time pension curtailment charge related to this restructuring initiative, which is recorded as part of the Company’s Restructuring charge in the Consolidated Statement of Income.

The total balance as of December 31, 2008, the gross restructuring charges for the year then ended and the cumulative net restructuring expense incurred to date for the 2007 restructuring initiative are presented below by business segment. These net charges were included in the Corporate/Other segment because this company-wide restructuring was a corporate initiative.

2007 Structural Expense Review

In millions of dollars	Total restructuring reserve balance as of December 31, 2008	Total restructuring charges for the year ended December 31, 2008	Total restructuring charges since inception (1)
Consumer Banking	$27	$23	$815
Global Cards	5	1	142
Institutional Clients Group	2	3	286
Global Wealth Management	17	4	98
Corporate/Other	49	42	156
Total Citigroup (pretax)	$100	$73	$1,497

(1)	Amounts shown net of $158 million related to changes in estimates recorded during the fourth quarter of 2007 and second, third, and fourth quarters of 2008.

The total restructuring reserve balance and total charges as of December 31, 2008 related to the 2008 Re-engineering Projects Restructuring Initiatives are presented below by business segment in the following table. These charges are reported in the Restructuring line on the Company’s Consolidated Statement of Income and are recorded in each segment.

2008 Re-engineering Projects

		For the year ended December 31, 2008
In millions of dollars	Total restructuring reserve balance as of December 31, 2008	Total restructuring charges, excluding pension curtailment	Pension curtailment charges	Total restructuring charges (1)
Consumer Banking	$265	$356	$26	$382
Global Cards	111	118	1	119
Institutional Clients Group	515	594	14	608
Global Wealth Management	293	300	5	305
Corporate/Other	343	378	5	383
Total Citigroup (pretax)	$1,527	$1,746	$51	$1,797

(1)	Represents the total charges incurred since inception.

11. INCOME TAXES

In millions of dollars	2008	2007	2006
Current
Federal	$(4,582)	$(2,260)	$3,703
Foreign	4,968	3,615	3,766
State	29	75	178
Total current income taxes	$415	$1,430	$7,647
Deferred
Federal	$(16,585)	$(2,113)	$(552)
Foreign	(2,284)	(1,039)	490
State	(2,158)	(776)	164
Total deferred income taxes	$(21,027)	$(3,928)	$102

Provision (benefit) for income tax on continuing operations before minority interest (1)	$(20,612)	$(2,498)	$7,749
Provision (benefit) for income taxes on discontinued operations	207	297	306
Provision (benefit) for income taxes on cumulative effect of accounting changes	—	(109)	—
Income tax expense (benefit) reported in stockholders’ equity related to:
Foreign currency translation	(2,116)	565	52
Securities available-for-sale	(5,468)	(759)	271
Employee stock plans	449	(410)	(607)
Cash flow hedges	(1,354)	(1,705)	(406)
Pension liability adjustments	(918)	426	(1,033)
Income taxes before minority interest	$(29,812)	$(4,193)	$6,332

(1)	Includes the effect of securities transactions resulting in a (benefit) provision of $(721) million in 2008, $409 million in 2007 and $627 million in 2006.

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations (before minority interest and the cumulative effect of accounting changes) for the years ended December 31 was as follows:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.6	(58.6)	1.6
Foreign income tax rate differential	1.2	(180.8)	(4.3)
Audit settlements (1)	—	—	(2.9)
Goodwill	(2.2)	0.5	—
Tax advantaged investments	1.7	(84.0)	(1.8)
Other, net	0.6	(34.0)	(0.4)
Effective income tax rate (2)	38.9%	(321.9)%	27.2%

(1)	For 2006, relates to the resolution of the Federal and New York tax audits.
(2)	The Company recorded an income tax benefit for 2007. The effective tax rate (benefit) of (322)% primarily resulted from pretax losses in the Company’s ICG and N.A. and Consumer Banking businesses (the U.S. is a higher tax rate jurisdiction). In addition, the tax benefits of permanent differences, including the tax benefit for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested, favorably impacted the Company’s effective tax rate.

Deferred income taxes at December 31 related to the following:

In millions of dollars	2008	2007
Deferred tax assets
Credit loss deduction	$11,242	$5,977
Deferred compensation and employee benefits	4,367	2,686
Restructuring and settlement reserves	1,134	2,388
Unremitted foreign earnings	4,371	2,833
Investments	5,312	—
Cash flow hedges	3,071	1,717
Tax credit and net operating loss carryforwards	18,424	4,644
Other deferred tax assets	4,158	2,404
Gross deferred tax assets	$52,079	$22,649
Valuation allowance	—	—
Deferred tax assets after valuation allowance	$52,079	$22,649
Deferred tax liabilities
Investments	—	(1,023)
Deferred policy acquisition costs and value of insurance in force	$(805)	(761)
Leases	(1,255)	(1,865)
Fixed assets	(954)	(765)
Intangibles	(2,365)	(2,361)
Credit valuation adjustment on Company-issued debt	(1,473)	(222)
Other deferred tax liabilities	(758)	(2,075)
Gross deferred tax liabilities	$(7,610)	$(9,072)
Net deferred tax asset	$44,469	$13,577

The following is a roll-forward of the Company’s FIN 48 unrecognized tax benefits from January 1, 2008 to December 31, 2008.

In millions of dollars
Total unrecognized tax benefits at January 1, 2008	$3,698
Net amount of increases for current year’s tax positions	254
Gross amount of increases for prior years’ tax positions	252
Gross amount of decreases for prior years’ tax positions	(581)
Amounts of decreases relating to settlements	(21)
Reductions due to lapse of statutes of limitation	(30)
Foreign exchange, acquisitions and dispositions	(104)
Total unrecognized tax benefits at December 31, 2008	$3,468

Total amount of unrecognized tax benefits at December 31, 2008 that, if recognized, would affect the effective tax rate is $2.4 billion. The remainder of the uncertain tax positions have offsetting amounts in other jurisdictions or are temporary differences.

Interest and penalties (not included in the “unrecognized tax benefits” above) are a component of the Provision for income taxes.

In millions of dollars	Pretax	Net of tax
Total interest and penalties in the balance sheet at January 1, 2008	$618	$389
Total interest and penalties in the 2008 statement of operations	$114	$81
Total interest and penalties in the balance sheet at December 31, 2008(1)	$663	$420

(1)	Includes $9 million for foreign penalties.

The Company is currently under audit by the Internal Revenue Service and other major taxing jurisdictions around the world. It is thus reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months, but the Company does not expect such audits to result in amounts that would cause a significant change to its effective tax rate, other than the following items. The Company is currently at IRS Appeals for the years 1999–2002. One of the issues relates to the timing of the inclusion of interchange fees received by the Company relating to credit card purchases by its cardholders. It is reasonably possible that within the next 12 months the Company can either reach agreement on this issue at Appeals or decide to litigate the issue. This issue is presently being litigated by another company in a United States Tax Court case. The gross uncertain tax position for this item at December 31, 2008 is $542 million. Since this is a temporary difference, the only effect to the Company’s effective tax rate would be due to net interest and state tax rate differentials. If the reserve were to be released, the tax benefit could be as much as $168 million. In addition, the Company expects to conclude the IRS audit of its U.S. federal consolidated income tax returns for the years 2003–2005 within the next 12 months. The gross uncertain tax position at December 31, 2008 for the items expected to be resolved is approximately $350 million plus gross interest of $70 million. The potential net tax benefit to continuing operations could be approximately $325 million.

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2003
Mexico	2006
New York State and City	2005
United Kingdom	2007
Germany	2000
Korea	2005
Japan	2006
Brazil	2004

Foreign pretax earnings approximated $10.3 billion in 2008, $9.1 billion in 2007, and $13.6 billion in 2006 ($5.1 billion, $0.7 billion and $0.9 billion of which, respectively, are in discontinued operations). As a U.S. corporation, Citigroup and its U.S. subsidiaries are subject to U.S. taxation currently on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2008, $22.8 billion of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes (net of U.S. foreign tax credits) of $6.1 billion would have to be provided if such earnings were remitted currently. The current year’s effect on the income tax expense from continuing operations is included in the Foreign income tax rate differential line in the reconciliation of the federal statutory rate to the Company’s effective income tax rate on the previous page.

Income taxes are not provided for on the Company’s savings bank base year bad debt reserves that arose before 1988 because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2008, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $125 million).

The Company has no valuation allowance on deferred tax assets at December 31, 2008 and December 31, 2007.

At December 31, 2008, the Company had a U.S. foreign tax-credit carryforward of $10.5 billion, $0.4 billion whose expiry date is 2016, $5.3 billion whose expiry date is 2017 and $4.8 billion whose expiry date is 2018. The Company has a U.S federal consolidated net operating loss (NOL) carryforward of approximately $13 billion whose expiration date is 2028. The Company also has a general business credit carryforward of $0.6 billion whose expiration dates are 2027-2028. The Company has state and local net operating loss carryforwards of $16.2 billion and $4.9 billion in New York State and New York City, respectively. This consists of $2.4 billion and $1.2 billion, whose expiration date is 2027 and $13.8 billion and $3.7 billion whose expiration date is 2028 and for which the Company has recorded a deferred-tax asset of $1.2 billion, along with less significant net operating losses in various other states for which the Company has recorded a deferred-tax asset of $399 million and which expire between 2012 and 2028. In addition, the Company has recorded deferred-tax assets in APB 23 subsidiaries for foreign net operating loss carryforwards of $130 million (which expires in 2018) and $101 million (with no expiration).

Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $44.5 billion is more likely than not based on expectations as to future taxable income in the jurisdictions in which it operates and available tax planning strategies, as defined in SFAS 109, that could be implemented if necessary to prevent a carryforward from expiring. The Company’s net deferred tax asset (DTA) of $44.5 billion consists of approximately $36.5 billion of net U.S. federal DTAs, $4 billion of net state DTAs and $4 billion of net foreign DTAs. Included in the net federal DTA of $36.5 billion are deferred tax liabilities of $4 billion that will reverse in the relevant carryforward period and may be used to support the DTA. The major components of the U.S. federal DTA are $10.5 billion in foreign tax-credit carryforwards, $4.6 billion in a net-operating-loss carryforward, $0.6 billion in a general-business-credit carryforward, $19.9 billion in net deductions that have not yet been taken on a tax return, and $0.9 billion in compensation deductions, which reduced Additional paid-in capital in January 2009 and for which SFAS 123(R) did not permit any adjustment to such DTA at December 31, 2008 because the related stock compensation was not yet deductible to the Company. In general, Citigroup would need to generate approximately $85 billion of taxable income during the respective carryforward periods to fully realize its federal, state and local DTAs.

As a result of the losses incurred in 2008, the Company is in a three-year cumulative pretax loss position at December 31, 2008. A cumulative loss position is considered significant negative evidence in assessing the realizability of a DTA. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. The positive evidence includes two means by which the Company is able to fully realize its DTA. First, the Company forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies, even under stressed scenarios. Secondly, the Company has sufficient tax planning strategies, including potential sales of businesses and assets that could realize the excess of appreciated value over the tax basis of its assets, in an amount sufficient to fully realize its DTA. The amount of the deferred tax asset considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to further decreases in market conditions.

Based upon the foregoing discussion, as well as tax planning opportunities and other factors discussed below, the U.S. and New York State and City net operating loss carryforward period of 20 years provides enough time to utilize the DTAs pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions which have not yet been taken on a tax return.

The U.S. foreign tax-credit carryforward period is 10 years. In addition, utilization of foreign tax credits is restricted to 35% of foreign source taxable income in that year. Due to the passage of the American Jobs Creation Act of 2004, overall domestic losses that the Company has incurred of approximately $35 billion are allowed to be reclassified as foreign source income to the extent of 50% of domestic source income produced in subsequent years and are in fact sufficient to cover the foreign tax credits being carried forward. As such, the foreign source taxable income limitation will not be an impediment to the foreign tax credit carryforward usage as long as the Company can generate sufficient domestic taxable income within the 10-year carryforward period. Regarding the estimate of future taxable income, the Company has projected its pretax earnings based upon the “core” businesses that the Company intends to conduct going forward, as well as Smith Barney and Primerica Financial Services. These businesses have produced steady and strong earnings in the past.

The Company has taken steps to “ring-fence” certain legacy assets to minimize any losses from the legacy assets going forward. During 2008, the “core” businesses have been negatively affected by the large increase in consumer credit losses during this sharp economic downturn cycle. The Company has already taken steps to reduce its cost structure. In addition, its funding structure has been changed by the issuance of preferred stock, which is funded by non-tax deductible dividends, as opposed to debt type securities, which are funded by tax deductible interest payments. Taking these items into account, the Company is projecting that it will generate sufficient pretax earnings within the 10-year carryforward period alluded to above to be able to fully utilize the foreign tax credit carryforward, in addition to any foreign tax credits produced in such period.

The Company has also examined “tax planning strategies” available to it in accordance with SFAS 109 which would be employed, if necessary, to prevent a carryforward from expiring. These strategies include repatriating low taxed foreign earnings for which an APB 23 assertion has not been made, accelerating taxable income into or deferring deductions out of the latter years of the carryforward period with reversals to occur after the carryforward period (e.g., selling appreciated intangible assets and electing straight-line depreciation), holding on to AFS debt securities with losses until they mature, and selling certain assets which produce tax exempt income, while purchasing assets which produce fully taxable income. In addition, the sale or restructuring of certain businesses, such as the announced Smith Barney joint venture with Morgan Stanley with an estimated pretax gain of $9.5 billion, can produce significant taxable income within the relevant carryforward periods.

12. EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31:

In millions, except per share amounts	2008	2007	2006
Income (loss) from continuing operations	$(32,094)	$2,989	$20,451
Discontinued operations	4,410	628	1,087
Preferred dividends	(1,732)	(36)	(64)
Income (loss) available to common stockholders for basic EPS	(29,416)	3,581	21,474
Effect of dilutive securities	877	—	—
Income (loss) available to common stockholders for diluted EPS (1)	$(28,539)	$3,581	$21,474
Weighted average common shares outstanding applicable to basic EPS	5,265.4	4,905.8	4,887.3
Effect of dilutive securities:
Options	0.3	18.2	27.2
Restricted and deferred stock	26.2	71.3	71.6
Preferred stock	503.2	—	—
Adjusted weighted average common shares outstanding applicable to diluted EPS	5,795.1	4,995.3	4,986.1
Basic earnings per share (2)
Income (loss) from continuing operations	$(6.42)	$0.60	$4.17
Discontinued operations	0.83	0.13	0.22
Net income (loss)	$(5.59)	$0.73	$4.39
Diluted earnings per share (1)(2)
Income (loss) from continuing operations	$(6.42)	$0.59	$4.09
Discontinued operations	0.83	0.13	0.22
Net income (loss)	$(5.59)	$0.72	$4.31

(1)	Due to the net loss in 2008, income (loss) available to common stockholders for basic EPS was used to calculate diluted earnings per share. Adding back the effect of dilutive securities would result in anti-dilution.
(2)	Diluted shares used in the diluted EPS calculation represent basic shares for 2008 due to the net loss. Using actual diluted shares would result in anti-dilution.

During 2008, 2007 and 2006, weighted average options of 156.1 million, 76.3 million, and 69.1 million shares, respectively, with weighted average exercise prices of $41.99, $50.40, and $49.98 per share, respectively, were excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common stock.

13. FEDERAL FUNDS, SECURITIES BORROWED, LOANED, AND SUBJECT TO REPURCHASE AGREEMENTS

Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective fair values, consisted of the following at December 31:

In millions of dollars at year end	2008	2007
Federal funds sold	$—	$196
Securities purchased under agreements to resell	78,701	98,258
Deposits paid for securities borrowed	105,432	175,612
Total	$184,133	$274,066

Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective fair values, consisted of the following at December 31:

In millions of dollars at year end	2008	2007
Federal funds purchased	$5,755	$6,279
Securities sold under agreements to repurchase	177,585	230,880
Deposits received for securities loaned	21,953	67,084
Total	$205,293	$304,243

The resale and repurchase agreements represent collateralized financing transactions used to generate net interest income and facilitate trading activity. These instruments are collateralized principally by government and government agency securities and generally have terms ranging from overnight to up to a year.

It is the Company’s policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements and, when necessary, require prompt transfer of additional collateral or reduction in the balance in order to maintain contractual margin protection. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. As disclosed in Note 27 on page 200, effective January 1, 2007, the Company elected fair value option accounting in accordance with SFAS 159 for the majority of the resale and repurchase agreements. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements. Resale agreements and repurchase agreements are reported net by counterparty, when applicable, pursuant to FIN 41. Excluding the impact of FIN 41, resale agreements totaled $114.0 billion and $151.0 billion at December 31, 2008 and 2007, respectively.

A majority of the deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash advanced or received and are collateralized principally by government and government agency securities and corporate debt and equity securities. The remaining portion is recorded at fair value as the Company elected fair value option for certain securities borrowed and loaned portfolios in accordance with SFAS 159. This election was made effective in the second quarter of 2007. Securities borrowed transactions require the Company to deposit cash with the lender. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and securities loaned daily, and additional collateral is obtained as necessary. Securities borrowed and securities loaned are reported net by counterparty, when applicable, pursuant to FIN 39.

14. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments purchased from and sold to brokers, dealers and customers. The Company is exposed to risk of loss from the inability of brokers, dealers or customers to pay for purchases or to deliver the financial instruments sold, in which case the Company would have to sell or purchase the financial instruments at prevailing market prices. Credit risk is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transaction.

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

Exposure to credit risk is impacted by market volatility, which may impair the ability of clients to satisfy their obligations to the Company. Credit limits are established and closely monitored for customers and brokers and dealers engaged in forwards, futures and other transactions deemed to be credit sensitive.

Brokerage receivables and brokerage payables, which arise in the normal course of business, consisted of the following at December 31:

In millions of dollars	2008	2007
Receivables from customers	$26,297	$39,137
Receivables from brokers, dealers, and clearing organizations	17,981	18,222
Total brokerage receivables	$44,278	$57,359
Payables to customers	$54,167	$54,038
Payables to brokers, dealers, and clearing organizations	16,749	30,913
Total brokerage payables	$70,916	$84,951

15. TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and liabilities, at fair value, consisted of the following at December 31:

In millions of dollars	2008	2007
Trading account assets
U.S. Treasury and federal agency securities	$44,369	$32,180
State and municipal securities	9,510	18,574
Foreign government securities	57,422	52,332
Corporate and other debt securities	54,654	181,333
Derivatives (1)	115,289	76,881
Equity securities	48,503	106,868
Mortgage loans and collateralized mortgage securities	21,830	56,740
Other (2)	26,058	14,076
Total trading account assets	$377,635	$538,984
Trading account liabilities
Securities sold, not yet purchased	$50,693	$78,541
Derivatives (1)	116,785	103,541
Total trading account liabilities	$167,478	$182,082

(1)	Pursuant to master netting agreements.
(2)	Includes commodity inventory measured at lower of cost or market.

16. INVESTMENTS

In millions of dollars	2008	2007
Securities available-for-sale	$175,189	$193,113
Debt securities held-to-maturity (1)	64,459	1
Non-marketable equity securities carried at fair value (2)	9,262	13,603
Non-marketable equity securities carried at cost (3)	7,110	8,291
Total investments	$256,020	$215,008

(1)	Recorded at amortized cost.
(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.
(3)	Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, Federal Home Loan Bank, foreign central banks and various clearing houses in which Citigroup is a member.

Securities Available-for-Sale

The amortized cost and fair value of securities available-for-sale at December 31, 2008 and December 31, 2007 were as follows:

	2008				2007(1)
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities available-for-sale:
Mortgage-backed securities (2)	$32,798	$266	$3,196	$29,868	$63,888	$158	$971	$63,075
U.S. Treasury and federal agencies	23,702	340	77	23,965	19,428	66	70	19,424
State and municipal	18,156	38	4,370	13,824	13,342	120	256	13,206
Foreign government	79,505	945	408	80,042	72,339	396	660	72,075
U.S. corporate	10,258	59	590	9,727	9,648	70	120	9,598
Other debt securities	12,172	42	314	11,900	12,336	97	464	11,969
Total debt securities available-for-sale	$176,591	$1,690	$8,955	$169,326	$190,981	$907	$2,541	$189,347
Marketable equity securities available-for-sale	$5,768	$554	$459	$5,863	$1,404	$2,420	$58	$3,766
Total securities available-for-sale	$182,359	$2,244	$9,414	$175,189	$192,385	$3,327	$2,599	$193,113

(1)	Reclassified to conform to the current periods presentation.
(2)	Includes mortgage-backed securities of U.S. federal agencies.

At December 31, 2008, the cost of approximately 5,300 investments in equity and fixed income securities exceeded their fair value by $9.414 billion. Of the $9.414 billion, the gross unrealized loss on equity securities was $459 million. Of the remainder, $5.692 billion represents fixed-income investments that have been in a gross unrealized loss position for less than a year and, of these, 97% are rated investment grade; $3.263 billion represents fixed income investments that have been in a gross unrealized loss position for a year or more and, of these, 91% are rated investment grade.

Available-for-sale mortgage-backed securities portfolio fair value balance of $29.868 billion consists of $23.727 billion of government-sponsored agencies securities, and $6.141 billion of privately sponsored securities of which the majority is backed by mortgages that are not Alt-A or subprime. This balance decreased from $63.075 billion as of December 31, 2007, or $33.207 billion, due to unrealized losses, pay-downs received, and the reclassification of Alt-A and non-agency securities from available-for-sale to held-to-maturity investments.

The increase in gross unrealized losses on mortgage-backed securities was primarily related to a widening of market spreads, reflecting an increase in risk/liquidity premiums. The increase in gross unrealized losses on state and municipal debt securities during 2008 was a result of market disruption, causing reduced liquidity and an increase in municipal bond yields. For these securities, management has asserted significant holding periods that in certain cases now approach maturity of the securities.

As discussed in more detail below, the Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary, pursuant to FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1). Any unrealized loss identified as other than temporary is recorded directly in the Consolidated Statement of Income.

The table below shows the fair value of investments in available-for-sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of December 31, 2008 and 2007:

	Less than 12 months		12 months or longer		Total
In millions of dollars at year end	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
2008:
Securities available-for-sale
Mortgage-backed securities	$7,800	$1,177	$3,793	$2,019	$11,593	$3,196
U.S. Treasury and federal agencies	1,654	76	1	1	1,655	77
State and municipal	12,827	3,872	3,762	498	16,589	4,370
Foreign government	10,697	201	9,080	207	19,777	408
U.S. corporate	1,604	214	3,872	376	5,476	590
Other debt securities	1,325	152	824	162	2,149	314
Marketable equity securities available-for-sale	3,254	386	102	73	3,356	459
Total securities available-for-sale	$39,161	$6,078	$21,434	$3,336	$60,595	$9,414
2007:
Securities available-for-sale
Mortgage-backed securities	$4,432	$65	$27,221	$906	$31,653	$971
U.S. Treasury and federal agencies	7,369	28	4,431	42	11,800	70
State and municipal	7,944	190	1,079	66	9,023	256
Foreign government	34,929	305	9,598	355	44,527	660
U.S. corporate	1,489	52	1,789	418	3,278	470
Other debt securities	3,214	49	879	65	4,093	114
Marketable equity securities available-for-sale	60	12	39	46	99	58
Total securities available-for-sale	$59,437	$701	$45,036	$1,898	$104,473	$2,599

The following table presents the amortized cost and fair value of debt securities available-for-sale by contractual maturity dates as of December 31, 2008:

In millions of dollars	Amortized cost	Fair value
Mortgage-backed securities (1)
Due within 1 year	$87	$80
After 1 but within 5 years	639	567
After 5 but within 10 years	1,362	1,141
After 10 years (2)	30,710	28,080
Total	$32,798	$29,868
U.S. Treasury and federal agencies
Due within 1 year	$15,736	$15,846
After 1 but within 5 years	5,755	5,907
After 5 but within 10 years	1,902	1,977
After 10 years (2)	309	235
Total	$23,702	$23,965
State and municipal
Due within 1 year	$214	$214
After 1 but within 5 years	84	84
After 5 but within 10 years	411	406
After 10 years (2)	17,647	13,120
Total	$18,356	$13,824
Foreign government
Due within 1 year	$26,481	$26,937
After 1 but within 5 years	45,452	45,462
After 5 but within 10 years	6,771	6,899
After 10 years (2)	601	744
Total	$79,305	$80,042
All other (3)
Due within 1 year	$4,160	$4,319
After 1 but within 5 years	2,662	2,692
After 5 but within 10 years	12,557	11,842
After 10 years (2)	3,051	2,774
Total	$22,430	$21,627
Total debt securities available-for-sale	$176,591	$169,326

(1)	Includes mortgage-backed securities of U.S. federal agencies.
(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)	Includes U.S. corporate, asset-backed securities issued by U.S. corporations, and other debt securities.

The following table presents interest and dividends on investments:

In millions of dollars	2008	2007	2006
Taxable interest	$9,407	$12,169	$9,096
Interest exempt from U.S. federal income tax	836	897	660
Dividends	475	357	584
Total interest and dividends	$10,718	$13,423	$10,340

The following table presents realized gains and losses on investments. The gross realized investment losses include losses from other-than-temporary impairment:

In millions of dollars	2008	2007	2006
Gross realized investment gains	$1,044	$1,435	$2,119
Gross realized investment losses	(3,105)	(267)	(328)
Net realized gains (losses)	$(2,061)	$1,168	$1,791

Debt Securities Held-to-Maturity

During the fourth quarter of 2008, the Company reviewed portfolios of debt securities classified in Trading account assets and available-for-sale securities, and identified positions where there has been a change of intent to hold the debt securities for much longer periods of time than originally anticipated. The Company believes that the expected cash flows to be generated from holding the assets significantly exceed their current fair value, which has been significantly and adversely impacted by the reduced liquidity in the global financial markets.

SFAS 115 requires transfers of securities out of the trading category be rare. Citigroup made a number of transfers out of the trading and available-for-sale categories in order to better reflect the revised intentions of the Company in response to the recent significant deterioration in market conditions, which were especially acute during the fourth quarter of 2008. These rare market conditions were not foreseen at the initial purchase date of the securities. Most of the debt securities previously classified as trading were bought and held principally for the purpose of selling them in the short term, many in the context of Citigroup’s acting as a market maker. At the date of acquisition, most of these positions were liquid, and the Company expected active and frequent buying and selling with the objective of generating profits on short-term differences in price. However, subsequent declines in value of these securities are primarily related to the ongoing widening of market credit spreads reflecting increased risk and liquidity premiums that buyers are currently demanding. As market liquidity has decreased, the primary buyers for these securities have typically demanded returns on investments that are significantly higher than previously experienced.

Reclassification of debt securities were made at fair value on the date of transfer. The December 31, 2008 carrying value of the securities transferred from Trading account assets and available-for-sale securities was $33.3 billion and $27.0 billion, respectively. The Company purchased an additional $4.2 billion of held-to-maturity securities during the fourth quarter of 2008, in accordance with prior commitments.

The carrying value and fair value of securities held-to-maturity at December 31, 2008:

In millions of dollars	Amortized cost (1)	Net unrealized loss on date of transfer	Carrying value (2)	Gross unrecognized gains	Gross unrecognized losses	Fair value
Debt securities held-to-maturity
Mortgage-backed securities	$37,719	$6,981	$30,738	$43	$3,030	$27,751
State and municipal	6,051	350	5,701	5	339	5,367
Other debt securities	28,708	688	28,020	212	973	27,259
Total debt securities held-to-maturity	$72,478	$8,019	$64,459	$260	$4,342	$60,377

(1)	For securities transferred to held-to-maturity from Trading account assets, amortized cost is defined as the fair value amount of the securities at the date of transfer. For securities transferred to held-to-maturity from available-for-sale, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of interest, less any impairment previously recognized in earnings.
(2)	Held-to-maturity securities are carried on the Balance Sheet at amortized cost and the changes in the value of these securities, other than impairment charges, are not reported on the financial statements.

The net unrealized losses classified in accumulated other comprehensive income that relates to debt securities reclassified from available-for-sale investments to held-to-maturity investments was $8.0 billion as of December 31, 2008. This balance is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income, because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

The held-to-maturity mortgage-backed securities portfolio’s carrying value of $30.738 billion with a fair value of $27.751 billion as of December 31, 2008, includes the following:

In millions of dollars	Amortized cost	Net unrealized loss on date of transfer	Carrying value	Gross unrecognized gains	Gross unrecognized losses	Fair value
Mortgage-backed securities held-to-maturity
U.S. government agency sponsored securities	$1,716	$76	$1,640	$—	$45	$1,595
U.S. non-government agency sponsored securities
Alt-A	16,658	4,216	12,442	23	1,802	10,663
Prime	7,481	1,436	6,045	—	623	5,422
Subprime	1,368	125	1,243	15	163	1,095
Non-U.S. mortgage-backed securities	10,496	1,128	9,368	5	397	8,976
Total mortgage-backed securities held-to-maturity	$37,719	$6,981	$30,738	$43	$3,030	$27,751

At December 31, 2008, the amortized cost of approximately 1,700 held-to-maturity securities exceeded their fair value. The table below shows the fair value and the unrealized losses of these securities as of December 31, 2008:

	Less than 12 months		12 months or longer		Total
In millions of dollars at year end	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Debt securities held-to-maturity
Mortgage-backed securities	$3,941	$676	$23,344	$2,354	$27,285	$3,030
State and municipal	4,918	339	—	—	4,918	339
Other debt securities	5,500	237	14,409	736	19,909	973
Total debt securities held-to-maturity (1)	$14,359	$1,252	$37,753	$3,090	$52,112	$4,342

(1)	Subsequent to the transfer of the securities to held-to-maturity, an other-than-temporary impairment charge of $337 million was recorded in earnings.

Excluded from the gross unrealized losses presented in this table is the $8.0 billion of gross unrealized losses recorded in AOCI related to the held-to-maturity securities that were reclassified from available-for-sale investments. Approximately $5.2 billion of these unrealized losses relate to securities with a fair value of $16.9 billion at December 31, 2008, which have been in a loss position for twelve months or longer.

The following table presents the carrying value and fair value of debt securities held-to-maturity by contractual maturity dates as of December 31, 2008:

In millions of dollars	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$73	$50
After 1 but within 5 years	102	101
After 5 but within 10 years	32	32
After 10 years (1)	30,531	27,568
Total	$30,738	$27,751
State and municipal
Due within 1 year	$138	$138
After 1 but within 5 years	137	137
After 5 but within 10 years	105	100
After 10 years (1)	5,321	4,992
Total	$5,701	$5,367
All other (2)
Due within 1 year	$4,448	$4,471
After 1 but within 5 years	11,142	10,862
After 5 but within 10 years	6,821	6,604
After 10 years (1)	5,609	5,322
Total	$28,020	$27,259
Total debt securities held-to-maturity	$64,459	$60,377

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(2)	Includes asset-backed securities and all other debt securities.

Evaluating Investments for Other-than-Temporary Impairments

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1). An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in Accumulated other comprehensive income (AOCI) for available-for-sale securities, while such losses related to held-to-maturity securities are not recorded, as these investments are carried at their amortized cost (less any permanent impairment). For securities transferred to held-to-maturity from Trading account assets, amortized cost is defined as the fair value amount of the securities at the date of transfer. For securities transferred to held-to-maturity from available-for-sale, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of interest, less any impairment recognized in earnings.

Regardless of the classification of the securities as available-for-sale or held-to-maturity, the Company has assessed each position for credit impairment.

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

The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis have been refined for securities where the current fair value or other characteristics of the security warrant. For example, given the declines in fair values of mortgage-backed securities, general concerns regarding housing prices and the delinquency and default rates on the mortgage loans underlying these securities, the Company’s analysis for identifying securities for which it is not probable that all principal and interest contractually due will be recovered have been refined.

More specifically, for U.S. mortgage-backed securities (and in particular for Alt-A and other mortgage-backed securities that have significant unrealized losses as a percentage of amortized cost), credit impairment is assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and then projects the remaining cash flows using a number of assumptions, including default rates, prepayment rates, and recovery rates (on foreclosed properties).

Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. If the models predict, given the forward-looking assumptions, that it is not probable that a mortgage-backed security will recover all principal and interest due, the Company records other-than-temporary impairment in the Consolidated Statement of Income equal to the entire decline in fair value of the mortgage-backed security.

Where a mortgage-backed security held as AFS is not deemed to be credit impaired, management performs additional analysis to assess whether it has the intent and ability to hold each security for a period of time sufficient for a forecasted recovery of fair value. In most cases, management has asserted that it has the intent and ability to hold investments for the forecasted recovery period, which in some cases may be the security’s maturity date. Where such an assertion has not been made, the securities’ decline in fair value is deemed to be other-than-temporary and is recorded in earnings. Management has asserted significant holding periods for mortgage-backed securities that in certain cases now approach the maturity of the securities. The weighted-average estimated life of the securities is currently approximately 7 years for U.S. mortgage-backed securities. The estimated life of the securities may change depending on future performance of the underlying loans, including prepayment activity and experienced credit losses.

In addition, because of the market disruption that occurred late in the third quarter of 2008 for state and municipal debt securities, the analysis regarding these potential impairments have also been refined.

As a result of these analyses, during 2008 the Company recorded approximately $2.8 billion of pretax losses for other-than-temporary impairments, $337 million of which was recorded on held-to-maturity investments after they had been reclassified.

17. LOANS

In millions of dollars at year end	2008	2007 (3)
Consumer
In U.S. offices
Mortgage and real estate (1)	$229,565	$251,927
Installment, revolving credit and other	130,826	140,797
Lease financing	31	3,151
	$360,422	$395,875
In offices outside the U.S.
Mortgage and real estate (1)	$48,277	$55,152
Installment, revolving credit and other	109,932	139,369
Lease financing	304	1,124
	$158,513	$195,645
Total consumer loans	$518,935	$591,520
Net unearned income	$738	$787
Consumer loans, net of unearned income	$519,673	$592,307
Corporate
In U.S. offices
Commercial and industrial (2)	$33,450	$30,092
Loans to financial institutions	10,200	8,778
Lease financing	1,476	1,630
Mortgage and real estate (1)	6,560	2,220
	$51,686	$42,720
In offices outside the U.S.
Commercial and industrial	$99,389	$116,145
Mortgage and real estate (1)	7,480	4,156
Loans to financial institutions	18,413	20,467
Lease financing	1,850	2,292
Governments and official institutions	385	442
	$127,517	$143,502
Total corporate loans	$179,203	$186,222
Net unearned income(4)	(4,660)	(536)
Corporate loans, net of unearned income	$174,543	$185,686

(1)	Loans secured primarily by real estate.
(2)	Includes loans not otherwise separately categorized.
(3)	Reclassified to conform to current year’s presentation.
(4)	Increase in unearned income in 2008 relates to the transfer of loans from the held-for-sale category to the held-for-investment category at a discount to par.

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

Impaired loans are those which Citigroup believes it is probable that it will not collect all amounts due according to the original contractual terms of the loan. Impaired loans include smaller-balance homogeneous loans whose terms have been modified due to the borrower’s financial difficulties and Citigroup granted a concession to the borrower. Such modifications may include interest rate reductions for other than a temporary period, principal forgiveness and/or term extensions. Valuation allowances for these loans are estimated considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s original contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. This excludes smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis.

The following table presents information about impaired loans:

In millions of dollars at year end	2008	2007	2006
Impaired corporate loans	$9,536	$1,735	$458
Impaired consumer loans (1)	9,011	241	360
Total impaired loans (2)	$18,547	$1,976	$818
Impaired corporate loans with valuation allowances (3)	$9,531	$1,724	$439
Impaired consumer loans with valuation allowances	8,573	—	—
Impaired corporate valuation allowance (3)	$2,698	$388	$122
Impaired consumer valuation allowance	2,373	—	—
Total valuation allowances (3)(4)	$5,071	$388	$122
During the year
Average balance of impaired corporate loans (3)	$4,163	$1,050	$767
Average balance of impaired consumer loans	5,266	—	—
Interest income recognized on Impaired corporate loans	$49	$101	$63
Impaired consumer loans	$276	—	—

(1)	Prior to 2008, the Company’s financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers’ financial difficulties and it was determined that a concession was granted to the borrower. During 2008, such modified impaired Consumer loans amounted to $8.151 billion. However, information derived from the Company’s risk management systems indicates that such modifications were approximately $12.3 billion, $7.0 billion and $4.7 billion at December 31, 2008, 2007 and 2006, respectively.
(2)	Excludes loans purchased for investment purposes.
(3)	Includes amounts related to Consumer loans not separately tracked in the Company financial accounting systems prior to 2008.
(4)	Included in the Allowance for loan losses.

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

In accordance with SOP 03-3, the difference between the total expected cash flows for these loans and the initial recorded investments must be recognized in income over the life of the loans using a level yield. Accordingly, these loans have been excluded from the impaired loan information presented above. In addition, per SOP 03-3, subsequent decreases to the expected cash flows for a purchased distressed loan require a build of an allowance so the loan retains its level yield. However, increases in the expected cash flows are first recognized as a reduction of any previously established allowance and then recognized as income prospectively over the remaining life of the loan by increasing the loan’s level yield. Where the expected cash flows cannot be reliably estimated, the purchased distressed loan is accounted for under the cost recovery method.

The carrying amount of the purchased distressed loan portfolio at December 31, 2008 was $1,510 million gross of an allowance of $122 million.

The changes in the accretable yield, related allowance and carrying amount net of accretable yield for 2008 are as follows:

In millions of dollars	Accretable yield	Carrying amount of loan receivable	Allowance
Beginning balance (1)	$219	$2,373	$76
Purchases (2)	38	407	—
Disposals/payments received	—	(1,457)	—
Accretion	(171)	171	—
Builds (reductions) to the allowance	4	—	46
Increase to expected cash flows	—	42	—
FX/Other	2	(26)	—
Balance, December 31, 2008 (3)	$92	$1,510	$122

(1)	Reclassified to conform to the current period’s presentation.
(2)	The balance reported in the column “Carrying amount of loan receivable” consists of $114 million of purchased loans accounted for under the level-yield method and $293 million under the cost recovery method. These balances represent the fair value of these loans at their acquisition date. The related total expected cash flows for the level-yield loans were $151 million at their acquisition dates.
(3)	The balance reported in the column “Carrying amount of loan receivable” consists of $995 million of loans accounted for under the level-yield method and $515 million accounted for under the cost recovery method.

18. ALLOWANCE FOR CREDIT LOSSES

In millions of dollars	2008	2007	2006
Allowance for loan losses at beginning of year	$16,117	$8,940	$9,782
Additions
Consumer provision for credit losses (1)	28,282	15,599	6,224
Corporate provision for credit losses	5,392	1,233	96
Total provision for credit losses	$33,674	$16,832	$6,320
Deductions (2)
Consumer credit losses	$18,848	$10,916	$8,328
Consumer credit recoveries	(1,600)	(1,661)	(1,547)
Net consumer loan losses	$17,248	$9,255	$6,781
Corporate credit losses	$1,922	$948	$312
Corporate credit recoveries	(149)	(277)	(232)
Net corporate credit losses (recoveries)	$1,773	$671	$80
Other, net (3)	$(1,154)	$271	$(301)
Allowance for loan losses at end of year	$29,616	$16,117	$8,940
Allowance for credit losses on unfunded lending commitments at beginning of year (4)	$1,250	$1,100	$850
Provision for unfunded lending commitments	(363)	150	250
Allowance for credit losses on unfunded lending commitments at end of year (4)	$887	$1,250	$1,100
Total allowance for credit losses	$30,503	$17,367	$10,040

(1)	During 2007, the Company changed its estimate of loan losses inherent in the Global Cards and Consumer Banking portfolios that were not yet visible in delinquency statistics. The changes in estimate were accounted for prospectively. For the quarter ended March 31, 2007, the change in estimate decreased the Company’s pretax net income by $170 million, or $0.02 per diluted share. For the quarter ended June 30, 2007, the change in estimate decreased the Company’s pretax net income by $240 million, or $0.03 per diluted share. For the quarter ended September 30, 2007, the change in estimate decreased the Company’s pretax net income by $900 million, or $0.11 per diluted share.
(2)	Consumer credit losses primarily relate to U.S. mortgages, revolving credit and installment loans. Recoveries primarily relate to revolving credit and installment loans.
(3)	2008 primarily includes reductions to the loan loss reserve of approximately $800 million related to foreign currency translation, $102 million related to securitizations, $244 million for the sale of the German retail banking operations, and $156 million for the sale of CitiCapital partially offset by additions of $106 million related to the Cuscatlán and Bank of the Overseas Chinese acquisitions. 2007 primarily includes reductions to the loan loss reserve of $475 million related to securitizations and transfers to loans held-for-sale, reductions of $83 million related to the transfer of the U.K. CitiFinancial portfolio to held-for-sale, and additions of $610 million related to the acquisition of Egg, Nikko Cordial, Grupo Cuscatlán and Grupo Financiero Uno. 2006 primarily includes reductions to the loan loss reserve of $429 million related to securitizations and portfolio sales and the addition of $84 million related to the acquisition of the CrediCard portfolio.
(4)	Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded within Other liabilities on the Consolidated Balance Sheet.

19. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in goodwill during 2007 and 2008 were as follows:

In millions of dollars	Goodwill
Balance at December 31, 2006	$33,264
Acquisition of GFU	$865
Acquisition of Quilter	268
Acquisition of Nikko Cordial (1)	892
Acquisition of Grupo Cuscatlán	921
Acquisition of Egg	1,471
Acquisition of Old Lane	516
Acquisition of BISYS	872
Acquisition of BOOC	712
Acquisition of ATD	569
Sale of Avantel	(118)
Foreign exchange translation, smaller acquisitions and other	821
Balance at December 31, 2007	$41,053
Sale of German retail bank	$(1,047)
Sale of CitiCapital	(221)
Sale of Citigroup Global Services Limited	(85)
Purchase accounting adjustments—BISYS	(184)
Purchase of the remaining shares of Nikko Cordial—net of purchase accounting adjustments	287
Acquisition of Legg Mason Private Portfolio Group	98
Foreign exchange translation	(3,116)
Impairment of goodwill	(9,568)
Smaller acquisitions, purchase accounting adjustments and other	(85)
Balance at December 31, 2008	$27,132

(1)	Includes a reduction of $965 million related to the recognition of certain tax benefits.

The changes in goodwill by segment during 2007 and 2008 were as follows:

In millions of dollars	Global Cards	Consumer Banking	Institutional Clients Group	Global Wealth Management	Corporate/ Other	Total
Balance at December 31, 2006 (1)	$3,699	$22,280	$6,165	$1,120	$—	$33,264
Goodwill acquired during 2007	1,171	1,755	3,315	844	—	7,085
Goodwill disposed of during 2007	—	(118)	—	—	—	(118)
Other (2)	74	336	267	145	—	822
Balance at December 31, 2007	$4,944	$24,253	$9,747	$2,109	$—	$41,053
Goodwill acquired during 2008	$—	$88	$1,331	$269	$—	$1,688
Goodwill disposed of during 2008	(210)	(1,127)	(35)	(6)	—	(1,378)
Goodwill impaired during 2008	—	(9,568)	—	—	—	(9,568)
Other (2)(3)	6,098	(10,540)	301	(522)	—	(4,663)
Balance at December 31, 2008	$10,832	$3,106	$11,344	$1,850	$—	$27,132

(1)	Reclassified to conform to the current period’s presentation.
(2)	Other changes in goodwill primarily reflect foreign exchange effects on non-dollar-denominated goodwill, as well as purchase accounting adjustments.
(3)	As of June 30, 2008, the Company’s structure was reorganized and new operating segments were established. As goodwill is required to be tested for impairment at the reporting unit level, reporting units under the new operating segments have been established.

Goodwill impairment testing is performed at a level below the business segments (referred to as a reporting unit). Changes in the management structure in 2008 resulted in the creation of new business segments. As a result, commencing with the third quarter of 2008, the Company identified new reporting units as required under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill affected by the reorganization has been reallocated from seven reporting units to ten, using a relative fair-value approach. Subsequent to the reorganization, goodwill was reallocated to disposals and tested for impairment under the new reporting units.

During 2008, the share prices of financial stocks continued to be very volatile and were under considerable pressure in sustained turbulent markets. In this environment, Citigroup’s market capitalization remained below book value for most of the period and the Company performed goodwill impairment testing for all reporting units as of February 28, 2008, July 1, 2008 and December 31, 2008. In addition, the Company performed impairment testing for selected reporting units as of May 31, 2008 (Citigroup Alternative Investments) and October 31, 2008 (Securities and Banking, North America Consumer Banking and Latin America Consumer

Banking). The results of the first step of the impairment test showed no indication of impairment in any of the reporting units at any of the periods except December 31, 2008 and, accordingly, the Company did not perform the second step of the impairment test, except for the test performed as of December 31, 2008. As of December 31, 2008, there was an indication of impairment in the North America Consumer Banking, Latin America Consumer Banking and EMEA Consumer Banking reporting units and, accordingly, the second step of testing was performed on these reporting units.

Based on the results of the second step of testing, the Company recorded a $9.6 billion pretax ($8.7 billion after tax) goodwill impairment charge in the fourth quarter of 2008, representing the entire amount of goodwill allocated to these reporting units. The primary cause for the goodwill impairment in the above reporting units was the rapid deterioration in the financial markets, as well as in the global economic outlook particularly during the period beginning mid-November through year end 2008. This deterioration further weakened the near-term prospects for the financial services industry. These and other factors, including the increased possibility of further government intervention, also resulted in the decline in the Company’s market capitalization from approximately $90 billion at July 1, 2008 and approximately $74 billion at October 31, 2008 to approximately $36 billion at December 31, 2008.

The more significant fair-value adjustments in the pro forma purchase price allocation in the second step of testing were to fair-value loans and debt and were made to identify and value identifiable intangibles. The adjustments to measure the assets, liabilities and intangibles were for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the Consolidated Balance Sheet.

The following table shows reporting units with goodwill balances and the excess of fair value of allocated book value as of December 31, 2008.

Reporting Unit ($ in millions)	Fair Value as a % of Allocated Book Value	Goodwill (post-impairment)
North America Cards	139%	6,765
International Cards	218%	4,066
Asia Consumer Banking	293%	3,106
Securities & Banking	109%	9,774
Global Transaction Services	994%	1,570
North America GWM	386%	1,259
International GWM	171%	592

While no impairment was noted in step one of our Securities and Banking reporting unit impairment test at October 31, 2008 and December 31, 2008, goodwill present in that reporting unit may be particularly sensitive to further deterioration in economic conditions. Under the market approach for valuing this reporting unit, the earnings multiples and transaction multiples were selected from multiples obtained using data from guideline companies and acquisitions. The selection of the actual multiple considers operating performance and financial condition such as return on equity and net income growth of Securities and Banking as compared to the guideline companies and acquisitions. For the valuation under the income approach, the Company utilized a discount rate which it believes reflects the risk and uncertainty related to the projected cash flows, and selected 2013 as the terminal year. In 2013, the value was derived assuming a return to historical levels of core-business profitability for the reporting unit, despite the significant losses experienced in 2008. This assumption is based on management’s view that this recovery will occur based upon various macro- economic factors such as the recent U.S. government stimulus actions, restoring marketplace confidence and improved risk-management practices on an industry-wide basis. Furthermore, Company-specific actions such as its recently announced realignment of its businesses to optimize its global businesses for future profitable growth, will also be a factor in returning the Company’s core Securities and Banking business to historical levels.

Small deterioration in the assumptions used in the valuations, in particular the discount rate and growth rate assumptions used in the net income projections, could significantly affect the Company’s impairment evaluation and, hence, results. If the future were to differ adversely from management’s best estimate of key economic assumptions and associated cash flows were to decrease by a small margin, the Company could potentially experience future material impairment charges with respect to the goodwill remaining in our Securities and Banking reporting unit. Any such charges by themselves would not negatively affect the Company’s Tier 1 and Total Regulatory Capital Ratios, Tangible Capital or the Company’s liquidity position.

Intangible Assets

The components of intangible assets were as follows:

	December 31, 2008			December 31, 2007
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$8,443	$4,513	$3,930	$8,499	$4,045	$4,454
Core deposit intangibles	1,345	662	683	1,435	518	917
Other customer relationships	4,031	168	3,863	2,746	197	2,549
Present value of future profits	415	264	151	427	257	170
Other (1)	5,343	1,285	4,058	5,783	1,157	4,626
Total amortizing intangible assets	$19,577	$6,892	$12,685	$18,890	$6,174	$12,716
Indefinite-lived intangible assets	1,474	N/A	1,474	1,591	N/A	1,591
Mortgage servicing rights	5,657	N/A	5,657	8,380	N/A	8,380
Total intangible assets	$26,708	$6,892	$19,816	$28,861	$6,174	$22,687

(1)	Includes contract-related intangible assets.
N/A	Not Applicable.

The intangible assets recorded during 2008 and their respective amortization periods are as follows:

In millions of dollars	2008	Weighted-average amortization period in years
Purchased credit card relationships	$103	15
Customer relationship intangibles	1,355	25
Core deposit intangibles	15	11
Other intangibles	189	2
Total intangible assets recorded during the period (1)	$1,662	22

(1)	There was no significant residual value estimated for the intangible assets recorded during 2007.

Intangible assets amortization expense was $1,427 million, $1,267 million and $1,842 million for 2008, 2007 and 2006, respectively. Intangible assets amortization expense is estimated to be $1,253 million in

2009, $1,224 million in 2010, $1,188 million in 2011, $1,162 million in 2012, and $1,044 million in 2013.

The changes in intangible assets during 2008 were as follows:

In millions of dollars	Net carrying amount at December 31, 2007	Acquisitions	Amortization	Impairments (1)(2)	FX and other (3)	Net carrying amount at December 31, 2008
Purchased credit card relationships	$4,454	$103	$(664)	$(28)	$65	$3,930
Core deposit intangibles	917	15	(155)	—	(94)	683
Other customer relationships	2,549	1,355	(225)	(1)	185	3,863
Present value of future profits	170	—	(13)	—	(6)	151
Indefinite-lived intangible assets	1,591	550	—	(937)	270	1,474
Other	4,626	189	(370)	(239)	(148)	4,058
	$14,307	$2,212	$(1,427)	$(1,205)	$272	$14,159
Mortgage servicing rights (4)	8,380					5,657
Total intangible assets	$22,687					$19,816

(1)	During the first quarter of 2008, Old Lane notified investors in its multistrategy hedge fund that they would have the opportunity to redeem their investments in the fund, without restriction, effective July 31, 2008. In April 2008, substantially all unaffiliated investors had notified Old Lane of their intention to redeem their investments. Based on the Company’s expectation of the level of redemptions in the fund, the Company expected that the cash flows from the hedge fund management contract will be lower than previously estimated. The Company performed an impairment analysis of the intangible asset relating to the hedge fund management contract. As a result, an impairment loss of $202 million, representing the remaining unamortized balance of the intangible assets, was recorded in the first quarter of 2008 operating expenses in the results of the ICG segment. The fair value was estimated using a discounted cash flow approach.
(2)	In the fourth quarter of 2008, Citigroup recorded a $937 million impairment charge on a Nikko Asset Management contract intangible. During the fourth quarter, it was determined that triggering events occurred that required further testing of the intangible assets for impairment, which resulted in the $937 million impairment charge.
(3)	Includes foreign exchange translation and purchase accounting adjustments.
(4)	See page 181 for the roll-forward of mortgage servicing rights.

20. DEBT

SHORT-TERM BORROWINGS

Short-term borrowings consist of commercial paper and other borrowings with weighted average interest rates as follows:

	2008		2007
In millions of dollars at year end	Balance	Weighted average	Balance	Weighted average
Commercial paper
Citigroup Funding Inc.	$28,654	1.66%	$34,939	5.05%
Other Citigroup subsidiaries	471	2.02	2,404	3.15
	$29,125		$37,343
Other borrowings	$97,566	2.40%	$109,145	3.62%
Total	$126,691		$146,488

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

CGMHI has committed financing with unaffiliated banks. At December 31, 2008, CGMHI had drawn down the full $1.050 billion available under these facilities, of which $600 million is guaranteed by Citigroup. CGMHI has bilateral facilities totaling $500 million with unaffiliated banks with maturities occurring on various dates in the second half of 2009. They also have substantial borrowing agreements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI’s short-term requirements.

LONG-TERM DEBT

			Balances
In millions of dollars at year end	Weighted average coupon	Maturities	2008	2007
Citigroup parent company
Senior notes (1)	4.33%	2009-2098	$138,005	$119,680
Subordinated notes	5.37	2009-2036	30,216	28,185
Junior subordinated notes relating to trust preferred securities	6.94	2027-2067	24,060	23,756
Other Citigroup subsidiaries
Senior notes (2)	2.69	2009-2045	105,629	180,689
Subordinated notes	3.38	2009-2022	3,395	6,551
Secured debt	2.92	2009-2017	290	433
Citigroup Global Markets Holdings Inc. (3)
Senior notes	3.72	2009-2097	20,619	26,545
Subordinated notes	3.56	2010	4	4,856
Citigroup Funding Inc. (4)(5)
Senior notes	3.09	2009-2051	37,375	36,417
Total			$359,593	$427,112
Senior notes			$301,628	$363,331
Subordinated notes			33,615	39,592
Junior subordinated notes relating to trust preferred securities			24,060	23,756
Other			290	433
Total			$359,593	$427,112

(1)	Includes $250 million of notes maturing in 2098.
(2)	At December 31, 2008 and 2007, collateralized advances from the Federal Home Loan Bank are $67.4 billion and $86.9 billion, respectively.
(3)	Includes Targeted Growth Enhanced Term Securities (TARGETS) with no carrying value at December 31, 2008 and $48 million issued by TARGETS Trust XXIV at December 31, 2007 ( the “CGMHI Trusts”). CGMHI owned all of the voting securities of the CGMHI Trusts. The CGMHI Trusts had no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the TARGETS and the CGMHI Trusts’ common securities. The CGMHI Trusts’ obligations under the TARGETS were fully and unconditionally guaranteed by CGMHI, and CGMHI’s guarantee obligations were fully and unconditionally guaranteed by Citigroup.
(4)	Includes Targeted Growth Enhanced Term Securities (CFI TARGETS) with no carrying value at December 31, 2008 and $55 million issued by TARGETS Trusts XXV and XXVI at December 31, 2007 (collectively, the “CFI Trusts”). CFI owned all of the voting securities of the CFI Trusts. The CFI Trusts had no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the CFI TARGETS and the CFI Trusts’ common securities. The CFI Trusts’ obligations under the CFI TARGETS were fully and unconditionally guaranteed by CFI, and CFI’s guarantee obligations were fully and unconditionally guaranteed by Citigroup.
(5)	Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $452 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, and 2008-6 (collectively, the “Safety First Trusts”) at December 31, 2008 and $301 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3 and 2007- 4 at December 31, 2007. CFI owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust Securities and the Safety First Trusts’ common securities. The Safety First Trusts’ obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI’s guarantee obligations are fully and unconditionally guaranteed by Citigroup.

CGMHI has a syndicated five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $3.0 billion, which matures in 2011. CGMHI also has committed long-term financing facilities with unaffiliated banks. At December 31, 2008, CGMHI had drawn down the full $1.025 billion available under these facilities, of which $475 million is guaranteed by Citigroup. A bank can terminate these facilities by giving CGMHI prior notice (generally one year). CGMHI also has a $75 million bilateral facility which matures in 2010.

CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI’s short-term requirements.

The Company issues both fixed and variable rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, the Company uses other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2008, the Company’s overall weighted average interest rate for long-term debt was 3.83% on a contractual basis and 4.19% including the effects of derivative contracts.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

In millions of dollars	2009	2010	2011	2012	2013	Thereafter
Citigroup parent company	$13,463	$17,500	$19,864	$21,135	$17,525	$102,794
Other Citigroup subsidiaries	55,853	16,198	18,607	2,718	4,248	11,691
Citigroup Global Markets Holdings Inc.	1,524	2,352	1,487	2,893	392	11,975
Citigroup Funding Inc.	17,632	5,381	2,154	1,253	3,790	7,164
Total	$88,472	$41,431	$42,112	$27,999	$25,955	$133,624

Long-term debt at December 31, 2008 and December 31, 2007 includes $24,060 million and $23,756 million, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware. The trusts exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

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

Citigroup owns all of the voting securities of these subsidiary trusts. These subsidiary trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the subsidiary trusts and the subsidiary trusts’ common securities. These subsidiary trusts’ obligations are fully and unconditionally guaranteed by Citigroup.

The following table summarizes the financial structure of each of the Company’s subsidiary trusts at December 31, 2008:

Trust securities with distributions guaranteed by Citigroup	Issuance date	Securities issued	Liquidation value	Coupon rate	Common shares issued to parent	Junior subordinated debentures owned by trust
						Amount (1)	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	200,000	$200	7.625%	6,186	$206	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	24,000,000	600	6.000%	742,269	619	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIV	June 2006	22,600,000	565	6.875%	40,000	566	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	47,400,000	1,185	6.500%	40,000	1,186	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	64,000,000	1,600	6.450%	20,000	1,601	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	44,000,000	1,100	6.350%	20,000	1,101	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	500,000	731	6.829%	50	731	June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	49,000,000	1,225	7.250%	20	1,226	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	31,500,000	788	7.875%	20,000	788	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	3,500,000	3,500	8.300%	500	3,501	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXIX	Nov. 2007	1,875,000	1,875	6.320%	10	1,875	Mar. 15, 2041	Mar. 15, 2013
Citigroup Capital XXX	Nov. 2007	1,875,000	1,875	6.455%	10	1,875	Sept. 15, 2041	Sept. 15, 2013
Citigroup Capital XXXI	Nov. 2007	1,875,000	1,875	6.700%	10	1,875	Mar. 15, 2042	Mar. 15, 2014
Citigroup Capital XXXII	Nov. 2007	1,875,000	1,875	6.935%	10	1,875	Sept. 15, 2042	Sept. 15, 2014

Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009
Total obligated			$23,262			$23,424

(1)	Represents the proceeds received from the Trust at the date of issuance.

In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital III, Citigroup Capital XVIII and Citigroup Capital XXI on which distributions are payable semiannually.

During 2008, Citigroup did not issue any Enhanced Trust Preferred Securities.

21. PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The following table summarizes the Company’s Preferred stock outstanding at December 31, 2008 and December 31, 2007:

					Carrying value (in millions of dollars)
	Dividend rate	Redemption price per depositary share / preference share	Number of depositary shares	Convertible to approximate number of Citigroup common shares	December 31, 2008	December 31, 2007
Series A (1)	7.000%	$50	137,600,000	261,083,726	$6,880	$—
Series B (1)	7.000%	50	60,000,000	113,844,648	3,000	—
Series C (1)	7.000%	50	20,000,000	37,948,216	1,000	—
Series D (1)	7.000%	50	15,000,000	28,461,162	750	—
Series E (2)	8.400%	1,000	6,000,000	—	6,000	—
Series F (3)	8.500%	25	81,600,000	—	2,040	—
Series H (4)	5.000%	1,000,000	25,000	—	23,709	—
Series I (5)	8.000%	1,000,000	20,000	—	19,531	—
Series J (1)	7.000%	50	9,000,000	17,076,697	450	—
Series K (1)	7.000%	50	8,000,000	15,179,286	400	—
Series L1 (1)	7.000%	50	100,000	189,741	5	—
Series N (1)	7.000%	50	300,000	569,223	15	—
Series T (6)	6.500%	50	63,373,000	93,940,986	3,169	—
Series AA (7)	8.125%	25	148,600,000	—	3,715	—
				568,293,685	$70,664	$ —

(1)	Issued on January 23, 2008 as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of Non-Cumulative Convertible Preferred Stock. Redeemable in whole or in part on or after February 15, 2015. Under the terms of pre-existing conversion price reset agreements with holders of Series A, B, C, D, J, K, L1 and N (the “Old Preferred Stock”), on February 17, 2009, Citigroup exchanged shares of new preferred stock (the “New Preferred Stock”) for an equal number of shares of Old Preferred Stock. The terms and conditions of the New Preferred Stock are identical in all material respects to the terms and conditions of the Old Preferred Stock, except that the Conversion Price and Conversion Rate of the New Preferred Stock have been reset to $26.3517 and 1,897.4108, respectively. All shares of the Old Preferred Stock were canceled. The dividend of $0.88 per depositary share is payable quarterly when, as and if declared by the Company’s Board of Directors. Redemption is subject to a capital replacement covenant.
(2)	Issued on April 28, 2008 as depositary shares, each representing a 1/25th interest in a share of the corresponding series of Fixed Rate/Floating Rate Non-Cumulative Preferred Stock. Redeemable in whole or in part on or after April 30, 2018. Dividends are payable semi-annually for the first 10 years until April 30, 2018 at $42.70 per depositary share and thereafter quarterly at a floating rate when, as and if declared by the Company’s Board of Directors.
(3)	Issued on May 13, 2008 and May 28, 2008 as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of Non-Cumulative Preferred Stock. Redeemable in whole or in part on or after June 15, 2013. The dividend of $0.53 per depositary share is payable quarterly when, as and if declared by the Company’s Board of Directors.
(4)	Issued on October 28, 2008 as Cumulative Preferred Stock to the United States Treasury under the Troubled Asset Relief Program. Redeemable in whole or in part subject to approval of the investor and compliance with certain conditions. Dividends are payable quarterly for the first five years until February 15, 2013 at $12,500 per preferred share and thereafter at $22,500 per preferred share when, as and if declared by the Company’s Board of Directors.
(5)	Issued on December 31, 2008 as Cumulative Preferred Stock to the United States Treasury under the Troubled Asset Relief Program. Redeemable in whole or in part subject to approval of the investor and compliance with certain conditions. The dividend of $20,000 per preferred share is payable quarterly when, as and if declared by the Company’s Board of Directors.
(6)	Issued on January 23, 2008 and January 29, 2008 as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of Non-Cumulative Convertible Preferred Stock. Redeemable in whole or in part on or after February 15, 2015. Convertible into Citigroup common stock at a conversion rate of approximately 1,482.3503 per share, which is subject to adjustment under certain conditions. The dividend or in $0.81 per depositary share is payable quarterly when, as and if declared by the Company’s Board of Directors. Redemption is subject to a capital replacement covenant.
(7)	Issued on January 25, 2008 as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of Non-Cumulative Preferred Stock. Redeemable in whole or in part on or after February 15, 2018. The dividend of $0.51 per depositary share is payable quarterly when, as and if declared by the Company’s Board of Directors. Redemption is subject to a capital replacement covenant.

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

The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2008 and 2007, all of Citigroup’s U.S. insured subsidiary depository institutions were “well capitalized.”

At December 31, 2008, regulatory capital as set forth in guidelines issued by the U.S. federal bank regulators is as follows:

In millions of dollars	Required minimum	Well- capitalized minimum		Citigroup (3)	Citibank, N.A. (3)
Tier 1 Capital				$118,758	$70,977
Total Capital (1)				156,398	108,355
Tier 1 Capital Ratio	4.0%	6.0%		11.92%	9.94%
Total Capital Ratio (1)	8.0	10.0		15.70	15.18
Leverage Ratio (2)	3.0	5.0	(3)	6.08	5.82

(1)	Total Capital includes Tier 1 and Tier 2.
(2)	Tier 1 Capital divided by adjusted average assets.
(3)	Applicable only to depository institutions. For bank holding companies to be “well capitalized,” they must maintain a minimum Leverage Ratio of 3%.

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

As of December 31, 2008, Citigroup’s subsidiary depository institutions can declare dividends to their parent companies, without regulatory approval, of approximately $69 million. In determining the dividends, each depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings.

Non-Banking Subsidiaries

Citigroup also receives dividends from its non-bank subsidiaries. These non-bank subsidiaries are generally not subject to regulatory restrictions on dividends.

The ability of CGMHI to declare dividends can be restricted by capital considerations of its broker-dealer subsidiaries.

In millions of dollars
Subsidiary	Jurisdiction	Net capital or equivalent	Excess over minimum requirement
Citigroup Global Markets Inc.	U.S. Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1)	$2,490	$1,639
Citigroup Global Markets Limited	United Kingdom’s Financial Services Authority	$3,888	$3,888

22. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in each component of “Accumulated Other Comprehensive Income (Loss)” for the three-year period ended December 31, 2008 are as follows:

In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, January 1, 2006	$1,084	$(4,090)	$612	$(138)	$(2,532)
Increase in net unrealized gains on investment securities, net of taxes	1,023	—	—	—	1,023
Less: Reclassification adjustment for net gains included in net income, net of taxes	(1,164)	—	—	—	(1,164)
Foreign currency translation adjustment, net of taxes (2)	—	1,294	—	—	1,294
Cash flow hedges, net of taxes	—	—	(673)	—	(673)
Minimum pension liability adjustment, net of taxes (3)	—	—	—	(1)	(1)
Adjustment to initially apply SFAS No. 158, net of taxes	—	—	—	(1,647)	(1,647)
Change	$(141)	$1,294	$(673)	$(1,648)	$(1,168)
Balance, December 31, 2006	$943	$(2,796)	$(61)	$(1,786)	$(3,700)
Adjustment to opening balance, net of taxes (4)	149	—	—	—	149
Adjusted balance, beginning of year	$1,092	$(2,796)	$(61)	$(1,786)	$(3,551)
Increase in net unrealized gains on investment securities, net of taxes	138	—	—	—	138
Less: Reclassification adjustment for net gains included in net income, net of taxes	(759)	—	—	—	(759)
Foreign currency translation adjustment, net of taxes (2)	—	2,024	—	—	2,024
Cash flow hedges, net of taxes (5)	—	—	(3,102)	—	(3,102)
Pension liability adjustment, net of taxes (6)	—	—	—	590	590
Change	$(621)	$2,024	$(3,102)	$590	$(1,109)
Balance, December 31, 2007	$471	$(772)	$(3,163)	$(1,196)	$(4,660)
Increase in net unrealized gains (losses) on investment securities, net of taxes	(11,422)	—	—	—	(11,422)
Less: Reclassification adjustment for net losses included in net income, net of taxes	1,304	—	—	—	1,304
Foreign currency translation adjustment, net of taxes (2)	—	(6,972)	—	—	(6,972)
Cash flow hedges, net of taxes (5)	—	—	(2,026)	—	(2,026)
Pension liability adjustment, net of taxes (6)	—	—	—	(1,419)	(1,419)
Change	$(10,118)	$(6,972)	$(2,026)	$(1,419)	$(20,535)
Balance, December 31, 2008 (1)	$(9,647)	$(7,744)	$(5,189)	$(2,615)	$(25,195)

(1)	The December 31, 2008 balance of $(9.6) billion for net unrealized losses on investment securities consists of $(4.4) billion for those investments classified as available-for-sale and $(5.2) billion for those classified as held-to-maturity.
(2)	Reflects, among other items: the movements in the British pound, Euro, Korean won, Polish zloty and Mexican peso against the U.S. dollar, and changes in related tax effects and hedges in 2006; the movements in the Euro, Brazilian real, Canadian dollar, Polish zloty, Indian rupee and Australian dollar against the U.S. dollar, and related tax effects and hedges in 2007; and the movements in the Mexican peso, Euro, British pound, Polish zloty, Korean won and the Brazilian real against the U.S. dollar, and changes in related tax effects and hedges in 2008.
(3)	Additional minimum liability, as required by SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87), related to unfunded or book reserve plans, such as the U.S. nonqualified pension plans and certain foreign pension plans.
(4)	The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities, as well as several miscellaneous items previously reported in accordance with SFAS 115. The related unrealized gains and losses were reclassified to Retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Notes 1 and 27 on pages 121 and 200, respectively, for further discussions.
(5)	Primarily driven by Citigroup’s pay fixed/receive floating rate swap programs that are hedging the floating rate on deposits and long-term debt. The declining market interest rates in 2007 and 2008 have had a negative impact on the cash flow hedges portfolio.
(6)	Reflects adjustments to funded status of pension and postretirement plans as required by SFAS 158, which is the difference between the projected benefit obligation and the fair value of the plans’ assets.
(7)	The net unrealized loss related to securities transferred to held-to-maturity is $5.2 billion as of December 31, 2008.

23. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Overview

Citigroup and its subsidiaries are involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs). See Note 1 on page 122 for a discussion of proposed accounting changes to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140), and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003) (FIN 46 (R)).”

Uses of SPEs

An SPE is an entity designed to fulfill a specific limited need of the company that organized it.

The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup’s financial assets, to assist clients in securitizing their financial assets, and to create investment products for clients. SPEs may be organized in many legal forms including trusts, partnerships, or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt and equity instruments, certificates, commercial paper, and other notes of indebtedness, which are recorded on the balance sheet of the SPE and not reflected on the transferring company’s balance sheet, assuming applicable accounting requirements are satisfied. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or overcollateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit, liquidity put option or asset purchase agreement. The SPE can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors, or to limit or change the credit risk of the SPE. Citigroup may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts.

SPEs may be Qualifying SPEs (QSPEs) or Variable Interest Entities (VIEs) or neither.

Qualifying SPEs

QSPEs are a special class of SPEs defined in (SFAS 140). QSPEs have significant limitations on the types of assets and derivative instruments they may own or enter into and the types and extent of activities and decision-making they may engage in. Generally, QSPEs are passive entities designed to purchase assets and pass through the cash flows from those assets to the investors in the QSPE. QSPEs may not actively manage their assets through discretionary sales and are generally limited to making decisions inherent in servicing activities and issuance of liabilities. QSPEs are generally exempt from consolidation by the transferor of assets to the QSPE and any investor or counterparty.

Variable Interest Entities

VIEs are entities defined in (FIN 46(R)), as entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights, right to receive the expected residual returns of the entity and obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity. The variable interest holder, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, is deemed to be the primary beneficiary and must consolidate the VIE. Consolidation under FIN 46(R) is based on expected losses and residual returns, which consider various scenarios on a probability-weighted basis. Consolidation of a VIE is, therefore, determined based primarily on variability generated in scenarios that are considered most likely to occur, rather than based on scenarios that are considered more remote. Certain variable interests may absorb significant amounts of losses or residual returns contractually, but if those scenarios are considered very unlikely to occur, they may not lead to consolidation of the VIE.

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

The Company generally considers the following types of involvement to be significant:

•

assisting in the structuring of a transaction and retaining any amount of debt financing (e.g., loans, notes, bonds or other debt instruments) or an equity investment (e.g., common shares, partnership interests or warrants);

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

In various other transactions, the Company may act as a derivative counterparty (for example, interest rate swap, cross-currency swap, or purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE); may act as underwriter or placement agent; may provide administrative, trustee, or other services; or may make a market in debt securities or other instruments issued by VIEs. The Company generally considers such involvement, by itself, “not significant” under FIN 46(R).

Citigroup’s involvement with QSPEs, Consolidated and Unconsolidated VIEs with which the Company holds significant variable interests as of December 31, 2008 and 2007 is presented below:

In millions of dollars							As of December 31, 2008
					Maximum exposure to loss in significant unconsolidated VIEs (1)
					Funded exposures (3)		Unfunded exposures (4)
	Total involvement with SPE assets	QSPE assets	Consolidated VIE assets	Significant unconsolidated VIE assets (2)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives
Consumer Banking
Credit card securitizations	$123,867	$123,867	$—	$—	$—	$—	$—	$—
Mortgage securitizations	584,154	584,151	3	—	—	—	—	—
Student loan securitizations	15,650	15,650	—	—	—	—	—	—
Other	1,446	—	1,446	—	—	—	—	—
Total	$725,117	$723,668	$1,449	$—	$—	$—	$—	$—
Institutional Clients Group
Citi-administered asset-backed commercial paper conduits (ABCP)	$59,635	$—	$—	$59,635	$—	$—	$59,435	$200
Third-party commercial paper conduits	20,755	—	—	20,755	2	—	1,380	17
Collateralized debt obligations (CDOs)	29,055	—	11,466	17,589	928	—	230	315
Collateralized loan obligations (CLOs)	20,253	—	122	20,131	1,430	—	14	—
Mortgage loan securitization	87,209	87,209	—	—	—	—	—	—
Asset-based financing	102,154	—	3,847	98,307	25,275	45	2,799	112
Municipal securities tender option bond trusts (TOBs)	30,071	6,504	14,619	8,948	652	3	7,067	162
Municipal investments	17,138	—	866	16,272	—	2,746	790	—
Client intermediation	9,464	—	3,811	5,653	1,537	—	—	—
Structured investment vehicles (SIVs)	—	—	—	—	—	—	—	—
Investment funds	10,556	—	2,157	8,399	—	156	2	—
Other	21,668	4,751	8,527	8,390	784	99	379	—
Total	$407,958	$98,464	$45,415	$264,079	$30,608	$3,049	$72,096	$806
Global Wealth Management
Investment funds	$71	$—	$45	$26	$22	$—	$10	$—
Other	9	—	9	—	—	—	—	—
Total	$80	$—	$54	$26	$22	$—	$10	$—
Corporate/Other
Trust preferred securities	$23,899	$—	$—	$23,899	$—	$162	$—	$—
Total Citigroup	$1,157,054	$822,132	$46,918	$288,004	$30,630	$3,211	$72,106	$806

(1)	The definition of maximum exposure to loss is included in the text that follows.
(2)	A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant as discussed on page 174 regardless of the likelihood of loss or the notional amount of exposure.
(3)	Included in Citigroup’s December 31, 2008 Consolidated Balance Sheet.
(4)	Not included in Citigroup’s December 31, 2008 Consolidated Balance Sheet.

As of December 31, 2008 (continued)	In millions of dollars			As of December 31, 2007 (1)

Total maximum exposure to loss in significant unconsolidated VIEs (continued)(3)	Total involvement with SPEs	QSPE assets	Consolidated VIE assets	Significant unconsolidated VIE assets (2)	Maximum exposure to loss in significant unconsolidated VIE assets (3)

$ —	$ 125,109	$125,109	$ —	$ —	$ —
—	550,965	550,902	63	—	—
—	14,882	14,882	—	—	—
—	1,420	—	1,420	—	—
$ —	$ 692,376	$690,893	$ 1,483	$ —	$ —

$ 59,635	$ 72,558	$ —	$ —	$ 72,558	$ 72,558
1,399	27,021	—	—	27,021	2,154
1,473	74,106	—	22,312	51,794	13,979
1,444	23,227	—	1,353	21,874	4,762
—	92,263	92,263	—	—	—
28,231	96,072	—	4,468	91,604	34,297
7,884	50,129	10,556	17,003	22,570	17,843
3,536	13,715	—	53	13,662	2,711
1,537	12,383	—	2,790	9,593	1,643
—	58,543	—	58,543	—	—
158	11,422	—	140	11,282	212
1,262	37,895	14,526	12,809	10,560	1,882
$106,559	$ 569,334	$117,345	$119,471	$332,518	$152,041

$ 32	$ 656	$ —	$ 604	$ 52	$ 45
—	—	—	—	—	—
$ 32	$ 656	$ —	$ 604	$ 52	$ 45

$ 162	$ 23,756	$ —	$ —	$ 23,756	$ 162
$106,753	$1,286,122	$808,238	$121,558	$356,326	$152,248

(1)	Reclassified to conform to the current period’s presentation.
(2)	A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant as discussed on page 174, regardless of the likelihood of loss or the notional amount of exposure.
(3)	The definition of maximum exposure to loss is included in the text that follows.

This table does not include:

•	certain venture capital investments made by some of the Company’s private equity subsidiaries, as the Company accounts for these investments in accordance with the Investment Company Audit Guide;
•	certain limited partnerships where the Company is the general partner and the limited partners have the right to replace the general partner or liquidate the funds;
•

certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;

•	VIEs structured by third parties where the Company holds securities in inventory. These investments are made on arm’s-length terms; and
•

transferred assets to a VIE where the transfer did not qualify as a sale and where the Company did not have any other involvement that is deemed to be a variable interest with the VIE. These transfers are accounted for as secured borrowings by the Company.

The asset balances for consolidated VIEs represent the carrying amounts of the assets consolidated by the Company. The carrying amount may represent the amortized cost or the current fair value of the assets depending on the legal form of the asset (e.g., security or loan) and the Company’s standard accounting policies for the asset type and line of business.

The asset balances for unconsolidated VIEs where the Company has significant involvement represent the most current information available to the Company. In most cases, the asset balances represent an amortized cost basis without regard to impairments in fair value, unless fair value information is readily available to the Company. For VIEs that obtain asset exposures synthetically through derivative instruments (for example, synthetic CDOs), the Company includes the full original notional amount of the derivative as an asset.

The maximum funded exposure represents the balance sheet carrying amount of the Company’s investment in the VIE. It reflects the initial amount of cash invested in the VIE plus any accrued interest and is adjusted for any impairments in value recognized in earnings and any cash principal payments received. The maximum exposure of unfunded positions represents the remaining undrawn committed amount, including liquidity and credit facilities provided by the Company, or the notional amount of a derivative instrument considered to be a variable interest, adjusted for any declines in fair value recognized in earnings. In certain transactions, the Company has entered into derivative instruments or other arrangements that are not considered variable interests in the VIE under FIN 46(R) (e.g., interest rate swaps, cross-currency swaps, or where the Company is the purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE). Receivables under such arrangements are not included in the maximum exposure amounts.

Consolidated VIEs—Balance Sheet Classification

The following table presents the carrying amounts and classification of consolidated assets that are collateral for consolidated VIE obligations:

In billions of dollars	December 31, 2008	December 31, 2007
Cash	$1.9	$12.3
Trading account assets	22.2	87.3
Investments	17.5	15.0
Loans	2.6	2.2
Other assets	2.7	4.8
Total assets of consolidated VIEs	$46.9	$121.6

The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs:

In billions of dollars	December 31, 2008
Trading account liabilities	$0.8
Short-term borrowings	17.0
Long-term debt	6.8
Other liabilities	3.0
Total liabilities of consolidated VIEs	$27.6

The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved. In general, the third-party investors in the obligations of consolidated VIEs have recourse only to the assets of the VIEs and do not have recourse to the Company, except where the Company has provided a guarantee to the investors or is the counterparty to certain derivative transactions involving the VIE. In addition, the assets are generally restricted only to pay such liabilities. Thus, the Company’s maximum exposure to loss related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets due to outstanding third-party financing. Intercompany liabilities are excluded from the table.

Significant Interest in VIEs—Balance Sheet Classification

The following table presents the carrying amounts and classification of significant interests in VIEs:

In billions of dollars	December 31, 2008
Trading account assets	$6.3
Investments	8.4
Loans	15.9
Other assets	3.1
Total assets	$33.7

In billions of dollars	December 31, 2008
Trading account liabilities	$0.2
Long-term debt	0.4
Other liabilities	0.6
Total liabilities	$1.2

The Company’s unfunded exposure to loss is determined based on the Company’s maximum contractual commitment less these liabilities recognized in the Balance Sheet as displayed above.

Credit Card Securitizations

The Company securitizes credit card receivables through trusts which are established to purchase the receivables. Citigroup sells receivables into the QSPE trusts on a non-recourse basis. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. The Company relies on securitizations to fund a significant portion of its managed North America Cards business.

The following table reflects amounts related to the Company’s securitized credit card receivables at December 31, 2008 and 2007:

In billions of dollars	2008	2007
Principal amount of credit card receivables in trusts	$123.9	$125.1
Ownership interests in principal amount of trust credit card receivables:
Sold to investors via trust-issued securities	98.2	102.3
Retained by Citigroup as trust-issued securities	6.5	4.5
Retained by Citigroup via non-certificated interests recorded as consumer loans	19.2	18.3
Total ownership interests in principal amount of trust credit card receivables	$123.9	$125.1
Other amounts recorded on the balance sheet related to interests retained in the trusts:
Other retained interest in securitized assets	$3.1	$3.0
Residual interest in securitized assets(1)	1.7	3.4
Amounts payable to trusts	1.7	1.6

(1)	Includes net unbilled interest in sold balances of $0.6 billion and $0.7 billion as of December 31, 2008 and 2007, respectively.

The Company recorded net gains (losses) from securitization of credit card receivables of $(1,534) million, $1,084 million and $1,267 million during 2008, 2007 and 2006, respectively. Net gains (losses) reflect the following:

•	incremental gains (losses) from new securitizations;
•	the reversal of the allowance for loan losses associated with receivables sold;
•	net gains on replenishments of the trust assets offset by other-than-temporary impairments; and
•	mark-to-market changes for the portion of the residual interest classified as trading assets.

The following table summarizes selected cash flow information related to credit card securitizations for the years 2008, 2007 and 2006:

In billions of dollars	2008	2007	2006
Proceeds from new securitizations	$28.7	$36.2	$20.2
Proceeds from collections reinvested in new receivables	214.3	218.0	213.1
Contractual servicing fees received	2.0	2.1	2.1
Cash flows received on retained interests and other net cash flows	7.2	7.6	7.9

Key assumptions used for the securitization of credit cards during 2008 and 2007 in measuring the fair value of retained interests at the date of sale or securitization are as follows:

	2008	2007
Discount rate	13.3% to 20.9%	12.7% to 16.8%
Constant prepayment rate	5.8% to 21.1%	6.5% to 22.0%
Anticipated net credit losses	4.7% to 9.9%	3.4% to 6.4%

There are two primary trusts through which the Company securitizes credit card receivables. The valuation of retained interests is performed separately for each trust, resulting in the disclosed range for the key assumptions. The constant prepayment rate assumption range reflects the projected payment rates over the life of a credit card balance, excluding new card purchases. This results in a high payment in the early life of the securitized balances followed by a much lower payment rate, which is depicted in the disclosed range.

The effect of two negative changes in each of the key assumptions used to determine the fair value of retained interests is required to be disclosed. The negative effect of each change must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

At December 31, 2008, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

2008
Discount rate	16.2% to 19.7%
Constant prepayment rate	5.8% to 18.8%
Anticipated net credit losses	7.4% to 9.9%

In millions of dollars	Residual interest	Retained certificates	Other retained interests
Carrying value of retained interests	$1,069	$6,050	$3,763
Discount rates
Adverse change of 10%	$(36)	$(63)	$(10)
Adverse change of 20%	(70)	(126)	(20)
Constant prepayment rate
Adverse change of 10%	$(81)	$—	$—
Adverse change of 20%	(153)	—	—
Anticipated net credit losses
Adverse change of 10%	$(273)	$—	$(66)
Adverse change of 20%	(541)	—	(133)

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

In millions of dollars, except loans in billions	2008	2007
Loan amounts, at year end
On balance sheet	$87.5	$93.5
Securitized amounts(1)	105.9	108.1
Loans held-for-sale	—	1.0
Total managed loans	$193.4	$202.6
Delinquencies, at year end
On balance sheet	$2,490	$1,929
Securitized amounts	2,655	1,864
Loans held-for-sale	—	14
Total managed delinquencies	$5,145	$3,807

Credit losses, net of recoveries, for the year ended December 31,	2008	2007	2006
On balance sheet	$5,918	$3,877	$3,208
Securitized amounts	7,407	4,728	3,986
Loans held-for-sale	—	—	5
Total managed	$13,325	$8,605	$7,199

(1)	Includes $1.2 billion in interest and fee receivables.

Funding, Liquidity Facilities and Subordinate Interests

Citigroup securitizes credit card receivables through three securitization trusts. The trusts are funded through a mix of sources, including commercial paper and medium- and long-term notes. Term notes can be issued at a fixed or floating rate. The Omni Trust has issued approximately $3.3 billion of commercial paper through the Commercial Paper Funding Facility (CPFF).

Citigroup is a provider of liquidity facilities to the commercial paper programs of the two primary securitization trusts with which it transacts. Both facilities are made available on market terms to each trust. With respect to the Palisades commercial paper program in the Omni Master Trust (the “Omni Trust”), Citibank (South Dakota), N. A., a wholly owned subsidiary of Citigroup, is the sole provider of a full-liquidity facility. The liquidity facility requires Citibank (South Dakota), N.A. to purchase Palisades’s commercial paper at maturity if the commercial paper does not roll over as long as there are available credit enhancements outstanding, typically in the form of subordinated notes. The Palisades liquidity commitment amounted to $8.5 billion at December 31, 2008 and $7.5 billion at December 31, 2007, respectively. During 2008, Citibank (South Dakota), N.A. also became the sole provider of a full-liquidity facility to the Dakota commercial paper program of the Citibank Master Credit Card Trust (the “Master Trust”). This facility requires Citibank (South Dakota), N.A. to purchase Dakota commercial paper at maturity if the commercial paper does not roll over as long as there are available credit enhancements outstanding, typically in the form of subordinated notes. The Dakota liquidity commitment amounted to $11 billion at December 31, 2008.

In addition, during 2008 Citibank (South Dakota), N.A. entered into an agreement to provide liquidity to a third-party non-consolidated multi-seller commercial paper conduit (the Conduit), which is not a VIE. Citibank (South Dakota), N.A. provides this facility on market terms. The Conduit holds a $3.6 billion bond issued by the Omni Trust. Citibank (South Dakota), N.A. will be required to act in its capacity as liquidity provider as long as there are available credit enhancements outstanding and if: (1) the Conduit is unable to roll over its maturing commercial paper; or (2) Citibank (South Dakota), N.A. loses its A-1/P-1 credit rating. At December 31, 2008, the liquidity commitment for this transaction was $4.0 billion.

In October 2008, Citibank (South Dakota), N.A. acquired subordinated bonds issued by the Omni Trust having an aggregate notional principal of $265 million. The issuance of these bonds by the Omni Trust to Citibank (South Dakota), N.A. was effected in order to avert a downgrade of all of Omni Trust’s outstanding AAA and A securities by Standard & Poor’s. The subordinated notes pay interest installments and principal upon maturity in December 2009. As a result of this action, the Company is currently holding ongoing discussions with Board staff from the Federal Reserve regarding the application of the associated risk-based capital requirements. The action will increase risk-weighted assets for purposes of calculating the Company’s risk-based capital ratios. However, the timing and extent of the increase is not yet certain, pending completion of discussions with the Federal Reserve.

In December 2008, the excess spread for the Master Trust fell below the trigger level of 4.50%. Beginning in January 2009, this event requires the excess cash in the Master Trust to be diverted to a spread account set aside for the benefit of the investors in the Trust, instead of reverting back to Citigroup immediately. The excess spread is a measure of the profitability of the credit card accounts in the Master Trust expressed as a percent of the principal balance outstanding. If the three-month average excess spread stays between 4.00% and 4.50% of the outstanding principal balance, the required funding of the spread account is $680 million. The funds in the spread account can only be paid to investors if the Master Trust goes into liquidation. If the three-month average excess spread moves back above the 4.50% trigger level, the funds in the spread account will be released to Citigroup.

In February 2009, Standard & Poor’s placed its BBB rating on the Master Trust Class C notes on “ratings watch negative.” This status applies for 90 days, at which time Standard & Poor’s will re-evaluate the credit rating of the bonds unless Citigroup takes action in the interim. In response, the Company has decided to issue a Class D note as well as subordinate a portion of principal cash flows due to the Company in the form of non-certificated seller’s interest. Citigroup expects to issue the Class D note in the second quarter of 2009 and to effect the subordination of seller’s interest cash flows in March 2009. Should these actions be deemed satisfactory, the Class C bonds will be removed from “ratings watch negative” and the BBB rating will be affirmed by S&P. If these actions are executed, Citigroup’s risk-weighted assets will be increased, but the timing and extent of such increase would not yet be certain pending resolution of discussions with the Federal Reserve.

Mortgage Securitizations

The Company provides a wide range of mortgage loan products to a diverse customer base. In connection with the securitization of these loans, the Company’s U.S. Consumer mortgage business retains the servicing rights, which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the Company is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA or FHLMC, or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property. The Company’s mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Securities and Banking retains servicing for a limited number of its mortgage securitizations.

The Company’s Consumer business provides a wide range of mortgage loan products to its customers. Once originated, the Company often securitizes these loans through the use of QSPEs. These QSPEs are funded through the issuance of Trust Certificates backed solely by the transferred assets. These certificates have the same average life as the transferred assets. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company’s credit exposure to the borrowers. These mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. However, the Company generally retains the servicing rights and in certain instances retains investment securities, interest-only strips and residual interests in future cash flows from the trusts.

The following tables summarize selected cash flow information related to mortgage securitizations for the years 2008, 2007 and 2006:

	2008
In billions of dollars	U.S. Consumer mortgages	Securities and Banking mortgages
Proceeds from new securitizations	$89.2	$6.3
Contractual servicing fees received	2.1	—
Cash flows received on retained interests and other net cash flows	0.7	0.2

	2007
In billions of dollars	U.S. Consumer mortgages	Securities and Banking mortgages
Proceeds from new securitizations	$107.2	$40.1
Contractual servicing fees received	1.7	—
Cash flows received on retained interests and other net cash flows	0.3	0.3

	2006
In billions of dollars	U.S. Consumer mortgages	Securities and Banking mortgages
Proceeds from new securitizations	$67.5	$31.9
Contractual servicing fees received	1.0	—
Cash flows received on retained interests and other net cash flows	—	0.2

The Company recognized gains (losses) on securitizations of U.S. Consumer mortgages of $73 million, $(27) million, and $82 million for 2008, 2007 and 2006, respectively. Gains (losses) recognized on the securitization of Securities and Banking activities during 2008, 2007 and 2006 were $(16) million, $145 million and $302 million, respectively.

Key assumptions used for the securitization of mortgages during 2008 and 2007 in measuring the fair value of retained interests at the date of sale or securitization are as follows:

2008
	U.S. Consumer mortgages	Securities and Banking mortgages
Discount rate	4.5% to 18.2%	5.1% to 39.4%
Constant prepayment rate	3.6% to 32.9%	2.0% to 18.2%
Anticipated net credit losses	—	40.0% to 85.0%
2007
	U.S. Consumer mortgages	Securities and Banking mortgages
Discount rate	9.6% to 17.5%	2.5% to 30.1%
Constant prepayment rate	4.9% to 24.2%	6.1% to 52.5%
Anticipated net credit losses	—	10.0% to 100.0%

In 2008, U.S. Consumer mortgage rates exhibited considerable variability due to economic conditions and market volatility. This resulted in a significant variation in assumed prepayment rates and discount rates.

The range in the key assumptions for retained interests in Securities and Banking is due to the different characteristics of the interests retained by the Company. The interests retained by Securities and Banking range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

The effect of two negative changes in each of the key assumptions used to determine the fair value of retained interests is required to be disclosed. The negative effect of each change must be calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

At December 31, 2008, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

	2008
	U.S. Consumer mortgages	Securities and Banking mortgages
Discount rate	7.8%	5.1% to 39.4%
Constant prepayment rate	30.6%	2.0% to 18.2%
Anticipated net credit losses	0.1%	40.0% to 85%

In millions of dollars	U.S. Consumer mortgages	Securities and Banking mortgages
Carrying value of retained interests	$7,571	$956
Discount rates
Adverse change of 10%	$(149)	$(45)
Adverse change of 20%	(290)	(90)
Constant prepayment rate
Adverse change of 10%	$(480)	$(9)
Adverse change of 20%	(910)	(18)
Anticipated net credit losses
Adverse change of 10%	$(26)	$(62)
Adverse change of 20%	(49)	(113)

Mortgage Servicing Rights

The fair value of capitalized mortgage loan servicing rights (MSR) was $5.7 billion and $8.4 billion at December 31, 2008 and 2007, respectively. The MSRs correspond to principal loan balances of $662 billion and $586 billion as of December 31, 2008 and 2007, respectively. The following table summarizes the changes in capitalized MSRs:

In millions of dollars	2008	2007
Balance, beginning of year	$8,380	$5,439
Originations	1,311	1,843
Purchases	1	3,678
Changes in fair value of MSRs due to changes in inputs and assumptions	(2,682)	(247)
Transfer to Trading account assets	(163)	(1,026)
Other changes (1)	(1,190)	(1,307)
Balance, end of year	$5,657	$8,380

(1)	Represents changes due to customer payments and passage of time.

The market for MSRs is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The model assumptions and the MSR’s fair value estimates are compared to observable trades of similar MSR portfolios and interest-only security portfolios, as available, as well as to MSR broker valuations and industry surveys. The cash flow model and underlying prepayment and interest rate models used to value these MSRs are subject to validation in accordance with the Company’s model validation policies.

The fair value of the MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities and purchased securities classified as trading.

The Company receives fees during the course of servicing previously securitized mortgages. The amount of these fees for the years ending December 31, were as follows:

In millions of dollars	2008	2007	2006
Servicing fees	$2,121	$1,683	$1,036
Late fees	123	90	56
Ancillary fees	81	61	45
Total MSR fees	$2,325	$1,834	$1,137

These fees are classified in the Consolidated Statement of Income as Commissions and fees.

Student Loan Securitizations

The Company maintains programs to securitize certain portfolios of student loan assets. Under the Company’s securitization programs, transactions qualifying as sales are off-balance sheet transactions in which the loans are removed from the Consolidated Financial Statements of the Company and sold to a QSPE. These QSPEs are funded through the issuance of pass-through term notes collateralized solely by the trust assets. For off-balance sheet securitizations, the Company generally retains interests in the form of subordinated residual interests (i.e., interest-only strips) and servicing rights.

Under terms of the trust arrangements the Company has no obligations to provide financial support and has not provided such support. A substantial portion of the credit risk associated with the securitized loans has been transferred to third party guarantors or insurers either under the Federal Family Education Loan Program, authorized by the U.S. Department of Education under the Higher Education Act of 1965, as amended, or private credit insurance.

The following table summarizes selected cash flow information related to student loan securitizations for the years 2008, 2007 and 2006:

In billions of dollars	2008	2007	2006
Proceeds from new securitizations	$2.0	$2.9	$7.6
Contractual servicing fees received	0.1	0.1	—
Cash flows received on retained interests and other net cash flows	0.1	0.1	—

Key assumptions used for the securitization of student loans during 2008 and 2007 in measuring the fair value of retained interests at the date of sale or securitization are as follows:

	2008	2007
Discount rate	10.6%	5.9% to 10.5%
Constant prepayment rate	9.0%	3.1% to 3.8%
Anticipated net credit losses	0.5%	0.3%

At December 31, 2008, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Retained interests
Discount rate	3.9% to 13.4%
Constant prepayment rate	0.8% to 8.9%
Anticipated net credit losses	0.3% to 0.7%

In millions of dollars	Retained interests
Carrying value of retained interests	$1,151
Discount rates
Adverse change of 10%	$(26)
Adverse change of 20%	(51)
Constant prepayment rate
Adverse change of 10%	$(9)
Adverse change of 20%	(17)
Anticipated net credit losses
Adverse change of 10%	$(6)
Adverse change of 20%	(13)

On-Balance Sheet Securitizations

The Company engages in on-balance sheet securitizations. These are securitizations that do not qualify for sales treatment; thus, the assets remain on the Company’s balance sheet. The following table presents the carrying amounts and classification of consolidated assets and liabilities transferred in transactions from the consumer credit card, student loan, mortgage and auto businesses, accounted for as secured borrowings:

In billions of dollars	December 31, 2008	December 31, 2007
Cash	$0.3	$0.1
Available-for-sale securities	0.1	0.2
Loans	7.5	7.4
Allowance for loan losses	(0.1)	(0.1)
Total assets	$7.8	$7.6
Long-term debt	$6.3	$5.8
Other liabilities	0.3	0.4
Total liabilities	$6.6	$6.2

All assets are restricted from being sold or pledged as collateral. The cash flows from these assets are the only source used to pay down the associated liabilities, which are non-recourse to the Company’s general assets.

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

The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party seller, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on the Company’s internal risk ratings.

Substantially all of the funding of the conduits is in the form of short-term commercial paper. As of December 31, 2008, the weighted average life of the commercial paper issued was approximately 37 days. In addition, the conduits have issued Subordinate Loss Notes and equity with a notional amount of approximately $80 million and varying remaining tenors ranging from six months to seven years.

The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, there are two additional forms of credit enhancement that protect the commercial paper investors from defaulting assets. First, the Subordinate Loss Notes issued by each conduit absorb any credit losses up to their full notional amount. It is expected that the Subordinate Loss Notes issued by each conduit are sufficient to absorb a majority of the expected losses from each conduit, thereby making the single investor in the Subordinate Loss Note the primary beneficiary under FIN 46(R). Second, each conduit has obtained a letter of credit from the Company, which is generally 8-10% of the conduit’s assets. The letters of credit provided by the Company total approximately $5.8 billion and are included in the Company’s maximum exposure to loss. The net result across all multi-seller conduits administered by the Company is that, in the event of defaulted assets in excess of the transaction-specific credit enhancement described above, any losses in each conduit are allocated in the following order:

•	Subordinate loss note holders
•	the Company
•	the commercial paper investors

The Company, along with third parties, also provides the conduits with two forms of liquidity agreements that are used to provide funding to the conduits in the event of a market disruption, among other events. Each asset of the conduit is supported by a transaction-specific liquidity facility in the form of an asset purchase agreement (APA). Under the APA, the Company has agreed to purchase non-defaulted eligible receivables from the conduit at par. Any assets purchased under the APA are subject to increased pricing. The APA is not designed to provide credit support to the conduit, as it generally does not permit the purchase of defaulted or impaired assets and generally reprices the assets purchased to consider potential increased credit risk. The APA covers all assets in the conduits and is considered in the Company’s maximum exposure to loss. In addition, the Company provides the conduits with program-wide liquidity in the form of short-term lending commitments. Under these commitments, the Company has agreed to lend to the conduits in the event of a short-term disruption in the commercial paper market, subject to specified conditions. The total notional exposure under the program-wide liquidity agreement is $11.3 billion and is considered in the Company’s maximum exposure to loss. The Company receives fees for providing both types of liquidity agreement and considers these fees to be on fair market terms.

Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of December 31, 2008, the Company owned $57 million of commercial paper issued by its administered conduits.

FIN 46(R) requires that the Company quantitatively analyze the expected variability of the conduit to determine whether the Company is the primary beneficiary of the conduit. The Company performs this analysis on a quarterly basis and has concluded that the Company is not the primary beneficiary of the conduits as defined in FIN 46(R) and, therefore, does not consolidate the conduits it administers. In conducting this analysis, the Company considers three primary sources of variability in the conduit: credit risk, interest-rate risk and fee variability.

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

The Company also analyzes the variability in the fees that it earns from the conduit using monthly actual historical cash flow data to determine average fee and standard deviation measures for each conduit. Because any unhedged interest rate and foreign-currency risk not contractually passed on to customers is absorbed by the fees earned by the Company, the fee variability analysis incorporates those risks.

The fee variability and credit risk variability are then combined into a single distribution of the conduit’s overall returns. This return distribution is updated and analyzed on at least a quarterly basis to ensure that the amount of the Subordinate Loss Notes issued to third parties is sufficient to absorb greater than 50% of the total expected variability in the conduit’s returns. The expected variability absorbed by the Subordinate Loss Note investors is therefore measured to be greater than the expected variability absorbed by the Company through its liquidity arrangements and other fees earned, and the investors in commercial paper and medium-term notes. While the notional amounts of the Subordinate Loss Notes are quantitatively small compared to the size of the conduits, this is reflective of the fact that most of the substantive risks of the conduits are absorbed by the enhancements provided by the sellers and other third parties that provide transaction-level credit enhancement. Because FIN 46(R) requires these risks and related enhancements to be excluded from the analysis, the remaining risks and expected variability are quantitatively small. The calculation of variability under FIN 46(R) focuses primarily on expected variability, rather than the risks associated with extreme outcomes (for example, large levels of default) that are expected to occur very infrequently. So while the Subordinate Loss Notes are sized appropriately compared to expected losses as measured in FIN 46(R), they do not provide significant protection against extreme or unusual credit losses.

Third-Party Commercial Paper Conduits

The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. The notional amount of these facilities is approximately $1.4 billion as of December 31, 2008. $2 million was funded under these facilities as of December 31, 2008.

Collateralized Debt and Loan Obligations

A collateralized debt obligation (CDO) is an SPE that purchases a pool of assets consisting of asset-backed securities and synthetic exposures through derivatives on asset-backed securities and issues multiple tranches of equity and notes to investors. A third-party manager is typically retained by the CDO to select the pool of assets and manage those assets over the term of the CDO. The Company earns fees for warehousing assets prior to the creation of a CDO, structuring CDOs and placing debt securities with investors. In addition, the Company has retained interests in many of the CDOs it has structured and makes a market in those issued notes.

A cash CDO, or arbitrage CDO, is a CDO designed to take advantage of the difference between the yield on a portfolio of selected assets, typically residential mortgage-backed securities, and the cost of funding the CDO through the sale of notes to investors. “Cash flow” CDOs are vehicles in which the CDO passes on cash flows from a pool of assets, while “market value” CDOs pay to investors the market value of the pool of assets owned by the CDO at maturity. Both types of CDOs are typically managed by a third-party asset manager. In these transactions, all of the equity and notes issued by the CDO are funded, as the cash is needed to purchase the debt securities. In a typical cash CDO, a third-party investment manager selects a portfolio of assets, which the Company funds through a warehouse financing arrangement prior to the creation of the CDO. The Company then sells the debt securities to the CDO in exchange for cash raised through the issuance of notes. The Company’s continuing involvement in cash CDOs is typically limited to investing in a portion of the notes or loans issued by the CDO and making a market in those securities, and acting as derivative counterparty for interest rate or foreign currency swaps used in the structuring of the CDO.

A synthetic CDO is similar to a cash CDO, except that the CDO obtains exposure to all or a portion of the referenced assets synthetically through derivative instruments, such as credit default swaps. Because the CDO does not need to raise cash sufficient to purchase the entire referenced portfolio, a substantial portion of the senior tranches of risk is typically passed on to CDO investors in the form of unfunded liabilities or derivative instruments. Thus, the CDO writes credit protection on select referenced debt securities to the Company or third parties and the risk is then passed on to the CDO investors in the form of funded notes or purchased credit protection through derivative instruments. Any cash raised from investors is invested in a portfolio of collateral securities or investment contracts. The collateral is then used to support the CDO’s obligations on the credit default swaps written to counterparties. The Company’s continuing involvement in synthetic CDOs generally includes purchasing credit protection through credit default swaps with the CDO, owning a portion of the capital structure of the CDO, in the form of both unfunded derivative positions (primarily super senior exposures discussed below) and funded notes, entering into interest-rate swap and total-return swap transactions with the CDO, lending to the CDO, and making a market in those funded notes.

A collateralized loan obligation (CLO) is substantially similar to the CDO transactions described above, except that the assets owned by the SPE (either cash instruments or synthetic exposures through derivative instruments) are corporate loans and to a lesser extent corporate bonds, rather than asset-backed debt securities.

Consolidation

The Company has retained significant portions of the “super senior” positions issued by certain CDOs. These positions are referred to as “super senior” because they represent the most senior positions in the CDO and, at the time of structuring, were senior to tranches rated AAA by independent rating agencies. These positions include facilities structured in the form of short-term commercial paper, where the Company wrote put options (“liquidity puts”) to certain CDOs. Under the terms of the liquidity puts, if the CDO was unable to issue commercial paper at a rate below a specified maximum (generally LIBOR + 35bps to LIBOR + 40 bps), the Company was obligated to fund the senior tranche of the CDO at a specified interest rate. As of December 31, 2008, the Company had purchased all $25 billion of the commercial paper subject to the liquidity puts.

Since inception of many CDO transactions, the subordinate tranches of the CDOs have diminished significantly in value and in rating. The declines in value of the subordinate tranches and in the super senior tranches indicate that the super senior tranches are now exposed to a significant portion of the expected losses of the CDOs, based on current market assumptions. The Company evaluates these transactions for consolidation when reconsideration events occur, as defined in FIN 46(R).

Upon a reconsideration event, the Company is at risk for consolidation only if the Company owns a majority of either a single tranche or a group of tranches that absorb the remaining risk of the CDO. Due to reconsideration events during 2007 and 2008, the Company has consolidated 34 of the 46 CDOs/CLOs in which the Company holds a majority of the senior interests of the transaction.

The Company continues to monitor its involvement in unconsolidated VIEs and if the Company were to acquire additional interests in these vehicles or if the CDOs’ contractual arrangements were to be changed to reallocate expected losses or residual returns among the various interest holders, the Company may be required to consolidate the CDOs. For cash CDOs, the net result of such consolidation would be to gross up the Company’s balance sheet by the current fair value of the subordinate securities held by third parties, which amounts are not considered material. For synthetic CDOs, the net result of such consolidation may reduce the Company’s balance sheet by eliminating intercompany derivative receivables and payables in consolidation.

Cash Flows and Retained Interests

The following tables summarize selected cash flow information related to CDO and CLO securitizations for the year 2008:

In billions of dollars	CDOs	CLOs
Cash flows received on retained interests	0.1	—

The key assumptions, used for the securitization of CDOs and CLOs during 2008 in measuring the fair value of retained interests at the date of sale or securitization, are as follows:

	CDOs	CLOs
Discount rate	28.5% to 31.2%	4.7% to 5.2%

The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$928	$763
Discount rates
Adverse change of 10%	$(21)	$(11)
Adverse change of 20%	(41)	(23)

Asset-Based Financing

The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company and related loan loss reserves are reported as part of the Company’s Allowance for credit losses in Note 18 on page 165. Financings in the form of debt securities or derivatives are, in most circumstances, reported in Trading account assets and accounted for at fair value through earnings.

The primary types of asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at December 31, 2008 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars Type	Total assets	Maximum exposure
Commercial and other real estate	$46.9	$9.3
Hedge funds and equities	28.2	7.1
Corporate loans	9.5	8.1
Asset purchasing vehicles/SIVs	2.4	0.5
Airplanes, ships and other assets	11.3	3.2
Total	$98.3	$28.2

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

The following table summarizes selected cash flow information related to asset-based financing for the years 2008, 2007 and 2006:

In billions of dollars	2008	2007	2006
Proceeds from new securitizations	$1.7	—	—
Cash flows received on retained interests and other net cash flows	0.4	—	—

Municipal Securities Tender Option Bond (TOB) Trusts

The Company sponsors TOB trusts that hold fixed- and floating-rate, tax-exempt securities issued by state or local municipalities. The trusts are typically single-issuer trusts whose assets are purchased from the Company and from the secondary market. The trusts issue long-term senior floating rate notes (“Floaters”) and junior residual securities (“Residuals”). The Floaters have a long-term rating based on the long-term rating of the underlying municipal bond and a short-term rating based on that of the liquidity provider to the trust. The Residuals are generally rated based on the long-term rating of the underlying municipal bond and entitle the holder to the residual cash flows from the issuing trust.

The Company sponsors three kinds of TOB trusts: customer TOB trusts, proprietary TOB trusts and QSPE TOB trusts.

•

Customer TOB trusts are trusts through which customers finance investments in municipal securities and are not consolidated by the Company. Proprietary and QSPE TOB trusts, on the other hand, provide the Company with the ability to finance its own investments in municipal securities.

•

Proprietary TOB trusts are generally consolidated, in which case the financing (the Floaters) is recognized on the Company’s balance sheet as a liability. However, certain proprietary TOB trusts are not consolidated by the Company, where the Residuals are held by hedge funds that are consolidated and managed by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge funds (and, thus, are not consolidated by the Company) under the application of the AICPA Investment Company Audit Guide, which precludes consolidation of owned investments. The Company consolidates the hedge funds, because the Company holds controlling financial interests in the hedge funds. Certain of the Company’s equity investments in the hedge funds are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge fund.

•	QSPE TOB trusts provide the Company with the same exposure as proprietary TOB trusts and are not consolidated by the Company.

Credit rating distribution is based on the external rating of the municipal bonds within the TOB trusts, including any credit enhancement provided by monoline insurance companies or the Company in the primary or secondary markets, as discussed below. The total assets for proprietary TOB Trusts (consolidated and non-consolidated) includes $0.9 billion of assets where the Residuals are held by a hedge fund that is consolidated and managed by the Company.

The TOB trusts fund the purchase of their assets by issuing Floaters along with Residuals, which are frequently less than 1% of a trust’s total funding. The tenor of the Floaters matches the maturity of the TOB trust and is equal to or shorter than the tenor of the municipal bond held by the trust, and the Floaters bear interest rates that are typically reset weekly to a new market rate (based on the SIFMA index). Floater holders have an option to tender the Floaters they hold back to the trust periodically. Customer TOB trusts issue the Floaters and Residuals to third parties. Proprietary and QSPE TOB trusts issue the Floaters to third parties and the Residuals are held by the Company.

Approximately $3.9 billion of the municipal bonds owned by TOB trusts have an additional credit guarantee provided by the Company. In all other cases, the assets are either unenhanced or are insured with a monoline insurance provider in the primary market or in the secondary market. While the trusts have not encountered any adverse credit events as defined in the underlying trust agreements, certain monoline insurance companies have experienced downgrades. In these cases, the Company has proactively managed the TOB programs by applying additional secondary market insurance on the assets or proceeding with orderly unwinds of the trusts.

The Company, in its capacity as remarketing agent, facilitates the sale of the Floaters to third parties at inception of the trust and facilitates the reset of the Floater coupon and tenders of Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing (in which case the trust is unwound) or may choose to buy the Floaters into its own inventory and may continue to try to sell it to a third-party investor. While the level of the Company’s inventory of Floaters fluctuates, the Company held approximately $1.9 billion of Floater inventory related to the Customer, Proprietary and QSPE TOB programs as of December 31, 2008.

If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bond is sold in the secondary market. If there is an accompanying shortfall in the trust’s cash flows to fund the redemption of the Floaters after the sale of the underlying municipal bond, the trust draws on a liquidity agreement in an amount equal to the shortfall. Liquidity agreements are generally provided to the trust directly by the Company. For customer TOBs where the Residual is less than 25% of the trust’s capital structure, the Company has a reimbursement agreement with the Residual holder under which the Residual holder reimburses the Company for any payment made under the liquidity arrangement. Through this reimbursement agreement, the Residual holder remains economically exposed to fluctuations in value of the municipal bond. These reimbursement agreements are actively margined based on changes in value of the underlying municipal bond to mitigate the Company’s counterparty credit risk. In cases where a third party provides liquidity to a proprietary or QSPE TOB trust, a similar reimbursement arrangement is made whereby the Company (or a consolidated subsidiary of the Company) as Residual holder absorbs any losses incurred by the liquidity provider. As of December 31, 2008, liquidity agreements provided with respect to customer TOB trusts totaled $7.1 billion, offset by reimbursement agreements in place with a notional amount of $5.5 billion. The remaining exposure relates to TOB transactions where the Residual owned by the customer is at least 25% of the bond value at the inception of the transaction. In addition, the Company has provided liquidity arrangements with a notional amount of $6.5 billion to QSPE TOB trusts and other non-consolidated proprietary TOB trusts described above.

The Company considers the customer and proprietary TOB trusts (excluding QSPE TOB trusts) to be variable interest entities within the scope of FIN 46(R). Because third-party investors hold the Residual and Floater interests in the customer TOB trusts, the Company’s involvement and variable interests include only its role as remarketing agent and liquidity provider. On the basis of the variability absorbed by the customer through the reimbursement arrangement or significant residual investment, the Company does not consolidate the Customer TOB trusts. The Company’s variable interests in the Proprietary TOB trusts include the Residual as well as the remarking and liquidity agreements with the trusts. On the basis of the variability absorbed through these contracts (primarily the Residual), the Company generally consolidates the Proprietary TOB trusts. Finally, certain proprietary TOB trusts and QSPE TOB trusts are not consolidated by application of specific accounting literature. For the nonconsolidated proprietary TOB trusts and QSPE TOB trusts, the Company recognizes only its residual investment on its balance sheet at fair value and the third-party financing raised by the trusts is off-balance sheet.

The following table summarizes selected cash flow information related to municipal bond securitizations for the years 2008, 2007 and 2006:

In billions of dollars	2008	2007	2006
Proceeds from new securitizations	$1.2	$10.5	—
Cash flows received on retained interests and other net cash flows	0.5	—	—

Municipal Investments

Municipal investment transactions represent partnerships that finance the construction and rehabilitation of low-income affordable rental housing. The Company generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits earned from the affordable housing investments made by the partnership.

Client Intermediation

Client intermediation transactions represent a range of transactions designed to provide investors with specified returns based on the returns of an underlying security, referenced asset or index. These transactions include credit-linked notes and equity-linked notes. In these transactions, the SPE typically obtains exposure to the underlying security, referenced asset or index through a derivative instrument, such as a total-return swap or a credit-default swap. In turn the SPE issues notes to investors that pay a return based on the specified underlying security, referenced asset or index. The SPE invests the proceeds in a financial asset or a guaranteed insurance contract (GIC) that serves as collateral for the derivative contract over the term of the transaction. The Company’s involvement in these transactions includes being the counterparty to the SPE’s derivative instruments and investing in a portion of the notes issued by the SPE. In certain transactions, the investor’s maximum risk of loss is limited and the Company absorbs risk of loss above a specified level.

The Company’s maximum risk of loss in these transactions is defined as the amount invested in notes issued by the SPE and the notional amount of any risk of loss absorbed by the Company through a separate instrument issued by the SPE. The derivative instrument held by the Company may generate a receivable from the SPE (for example, where the Company purchases credit protection from the SPE in connection with the SPE’s issuance of a credit-linked note), which is collateralized by the assets owned by the SPE. These derivative instruments are not considered variable interests under FIN 46(R) and any associated receivables are not included in the calculation of maximum exposure to the SPE.

Structured Investment Vehicles

Structured Investment Vehicles (SIVs) are SPEs that issue junior notes and senior debt (medium-term notes and short-term commercial paper) to fund the purchase of high quality assets. The junior notes are subject to the “first loss” risk of the SIVs. The SIVs provide a variable return to the junior note investors based on the net spread between the cost to issue the senior debt and the return realized by the high quality assets. The Company acts as manager for the SIVs and, prior to December 13, 2007, was not contractually obligated to provide liquidity facilities or guarantees to the SIVs.

In response to the ratings review of the outstanding senior debt of the SIVs for a possible downgrade announced by two ratings agencies and the continued reduction of liquidity in the SIV-related asset-backed commercial paper and medium-term note markets, on December 13, 2007, Citigroup announced its commitment to provide support facilities that would support the SIVs’ senior debt ratings. As a result of this commitment, Citigroup became the SIVs’ primary beneficiary and began consolidating these entities.

On February 12, 2008, Citigroup finalized the terms of the support facilities, which took the form of a commitment to provide $3.5 billion of mezzanine capital to the SIVs in the event the market value of their junior notes approaches zero. The mezzanine capital facility was increased by $1 billion to $4.5 billion, with the additional commitment funded during the fourth quarter of 2008. The facilities rank senior to the junior notes but junior to the commercial paper and medium-term notes. The facilities were at arm’s-length terms. Interest was paid on the drawn amount of the facilities and a per annum fee was paid on the unused portion.

During the period to November 18, 2008, the Company wrote down $3.3 billion on SIV assets.

In order to complete the wind-down of the SIVs, the Company, in a nearly cashless transaction, purchased the remaining assets of the SIVs at fair value, with a trade date of November 18, 2008. The Company funded the purchase of the SIV assets by assuming the obligation to pay amounts due under the medium-term notes issued by the SIVs, as the medium-term notes mature. The net funding provided by the Company to fund the purchase of the SIV assets was $0.3 billion.

As of December 31, 2008, the carrying amount of the purchased SIV assets was $16.6 billion, of which $16.5 billion is classified as HTM assets.

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

Trust Preferred Securities

The Company has raised financing through the issuance of trust preferred securities. In these transactions, the Company forms a statutory business trust and owns all of the voting equity shares of the trust. The trust issues preferred equity securities to third-party investors and invests the gross proceeds in junior subordinated deferrable interest debentures issued by the Company. These trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the preferred equity securities held by third-party investors. These trusts’ obligations are fully and unconditionally guaranteed by the Company.

Because the sole asset of the trust is a receivable from the Company, the Company is not permitted to consolidate the trusts under FIN 46(R), even though the Company owns all of the voting equity shares of the trust, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its balance sheet as long-term liabilities.

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

Derivatives may expose Citigroup to market, credit or liquidity risks in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative product is the exposure created by potential fluctuations in interest rates, foreign-exchange rates and other values and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction where the value of any collateral held is not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management’s assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in periods of high volatility and financial stress at a reasonable cost.

Accounting for Derivative Hedging

Citigroup accounts for its hedging activities in accordance with SFAS 133. As a general rule, SFAS 133 hedge accounting is permitted for those situations where the Company is exposed to a particular risk, such as interest-rate or foreign-exchange risk, that causes changes in the fair value of an asset or liability, or variability in the expected future cash flows of an existing asset, liability or a forecasted transaction that may affect earnings.

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

All derivatives are reported on the balance sheet at fair value. In addition, where applicable, all such contracts covered by master netting agreements are reported net. Gross positive fair values are netted with gross negative fair values by counterparty pursuant to a valid master netting agreement. In addition, payables and receivables in respect of cash collateral received from or paid to a given counterparty are included in this netting. However, non-cash collateral is not included.

As of December 31, 2008 and December 31, 2007, the amount of payables in respect of cash collateral received that was netted with unrealized gains from derivatives was $52 billion and $26 billion, respectively, while the amount of receivables in respect of cash collateral paid that was netted with unrealized losses from derivatives was $58 billion and $37 billion, respectively.

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

For asset/liability management hedging, the fixed-rate long-term debt may be recorded at amortized cost under current U.S. GAAP. However, by electing to use SFAS 133 hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings. The related interest-rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, an economic hedge, which does not meet the SFAS 133 hedging criteria, would involve only recording the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings. The debt would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts that cause the change in the swap’s value and the underlying yield of the debt. This type of hedge is undertaken when SFAS 133 hedge requirements cannot be achieved or management decides not to apply SFAS 133 hedge accounting. Another alternative for the Company would be to elect to carry the note at fair value under SFAS 159. Once the irrevocable election is made upon issuance of the note, the full change in fair value of the note would be reported in earnings. The related interest rate swap, with changes in fair value also reflected in earnings, provides a natural offset to the note’s fair value change. To the extent the two offsets would not be exactly equal, the difference would be reflected in current earnings. This type of economic hedge is undertaken when the Company prefers to follow this simpler method that achieves similar financial statement results to an SFAS 133 fair-value hedge.

Fair value hedges

•

Hedging of benchmark interest rate risk—Citigroup hedges exposure to changes in the fair value of outstanding fixed-rate issued debt and borrowings. The fixed cash flows from those financing transactions are converted to benchmark variable-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. These fair-value hedge relationships use dollar-offset ratio analysis to determine whether the hedging relationships are highly effective at inception and on an ongoing basis.

Citigroup also hedges exposure to changes in the fair value of fixed-rate assets, including available-for-sale debt securities and loans. The hedging instruments used are receive-variable, pay-fixed interest rate swaps. Most of these fair-value hedging relationships use dollar-offset ratio analysis to determine whether the hedging relationships are highly effective at inception and on an ongoing basis, while certain others use regression analysis.

•

Hedging of foreign exchange risk—Citigroup hedges the change in fair value attributable to foreign-exchange rate movements in available-for-sale securities that are denominated in currencies other than the functional currency of the entity holding the securities, which may be within or outside the U.S. Typically, the hedging instrument employed is a forward foreign-exchange contract. In this type of hedge, the change in fair value of the hedged available-for-sale security attributable to the portion of foreign exchange risk hedged is reported in earnings and not Accumulated other comprehensive income—a process that serves to offset substantially the change in fair value of the forward contract that is also reflected in earnings. Citigroup typically considers the premium associated with forward contracts (differential between spot and contractual forward rates) as the cost of hedging; this is excluded from the assessment of hedge effectiveness and reflected directly in earnings. Dollar-offset method is typically used to assess hedge effectiveness. Since that assessment is based on changes in fair value attributable to changes in spot rates on both the available-for-sale securities and the forward contracts for the portion of the relationship hedged, the amount of hedge ineffectiveness is not significant.

Cash flow hedges

•

Hedging of benchmark interest rate risk—Citigroup hedges variable cash flows resulting from floating-rate liabilities and roll over (re-issuance) of short-term liabilities. Variable cash flows from those liabilities are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest-rate swaps and receive-variable, pay-fixed forward-starting interest-rate swaps. For some hedges, the hedge ineffectiveness is eliminated by matching all terms of the hedged item and the hedging derivative at inception and on an ongoing basis. Citigroup does not exclude any terms from consideration when applying the matched terms method. To the extent all terms are not perfectly matched, these cash-flow hedging relationships use either regression analysis or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. Since efforts are made to match the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant even when the terms do not match perfectly.

Citigroup also hedges variable cash flows resulting from investments in floating-rate, available-for-sale debt securities. Variable cash flows from those assets are converted to fixed-rate cash flows by entering into receive-fixed, pay-variable interest-rate swaps. These cash-flow hedging relationships use either regression analysis or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. Since efforts are made to align the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant.

•

Hedging of foreign exchange risk—Citigroup locks in the functional currency equivalent of cash flows of various balance sheet liability exposures, including deposits, short-term borrowings and long-term debt (and the forecasted issuances or rollover of such items) that are denominated in a currency other than the functional currency of the issuing entity. Depending on the risk-management objectives, these types of hedges are designated as either cash-flow hedges of only foreign-exchange risk or cash-flow hedges of both foreign-exchange and interest-rate risk, and the hedging instruments used are foreign-exchange forward contracts, cross-currency swaps and foreign-currency options. For some hedges, Citigroup matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis to eliminate hedge ineffectiveness. Citigroup does not exclude any terms from consideration when applying the matched terms method. To the extent all terms are not perfectly matched, any ineffectiveness is measured using the “hypothetical derivative method” from FASB Derivative Implementation Group Issue G7. Efforts are made to match up the terms of the hypothetical and actual derivatives used as closely as possible. As a result, the amount of hedge ineffectiveness is not significant even when the terms do not match perfectly.

Net investment hedges

Consistent with SFAS No. 52, Foreign Currency Translation (SFAS 52), SFAS 133 allows hedging of the foreign-currency risk of a net investment in a foreign operation. Citigroup uses foreign-currency forwards, options and swaps and foreign-currency-denominated debt instruments to manage the foreign-exchange risk associated with Citigroup’s equity investments in several non-U.S. dollar functional currency foreign subsidiaries. In accordance with SFAS 52, Citigroup records the change in the carrying amount of these investments in the cumulative translation adjustment account within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in the cumulative translation adjustment account and the ineffective portion, if any, is immediately recorded in earnings.

For derivatives used in net investment hedges, Citigroup follows the forward-rate method from FASB Derivative Implementation Group Issue H8. According to that method, all changes in fair value, including changes related to the forward-rate component of the foreign-currency forward contracts and the time-value of foreign-currency options, are recorded in the cumulative translation adjustment account. For foreign-currency-denominated debt instruments that are designated as hedges of net investments, the translation gain or loss that is recorded in the cumulative translation adjustment account is based on the spot exchange rate between the functional currency of the respective subsidiary and the U.S. dollar, which is the functional currency of Citigroup. To the extent the notional amount of the hedging instrument exactly matches the hedged net investment and the underlying exchange rate of the derivative hedging instrument relates to the exchange rate between the functional currency of the net investment and Citigroup’s functional currency (or, in the case of the non-derivative debt instrument, such instrument is denominated in the functional currency of the net investment), no ineffectiveness is recorded in earnings.

Hedge effectiveness

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

The following table summarizes certain information related to the Company’s hedging activities for the years ended December 31, 2008, 2007 and 2006:

In millions of dollars	2008	2007	2006
Fair value hedges
Hedge ineffectiveness recognized in earnings	$(559)	$91	$245
Net gain excluded from assessment of effectiveness	178	420	302
Cash flow hedges
Hedge ineffectiveness recognized in earnings	(27)	—	(18)
Net gain (loss) excluded from assessment of effectiveness	(17)	—	—
Net investment hedges
Net gain (loss) included in foreign currency translation adjustment in accumulated other comprehensive income	$2,811	$(1,051)	$(569)

For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income within 12 months of December 31, 2008 is approximately $1.9 billion.

The change in Accumulated other comprehensive income (loss) from cash flow hedges for the years ended December 31, 2008, 2007 and 2006 can be summarized as follows (after-tax):

In millions of dollars	2008	2007	2006
Beginning balance	$(3,163)	$(61)	$612
Net gain (loss) from cash flow hedges	(2,738)	(2,932)	(29)
Net amounts reclassified to earnings	712	(170)	(644)
Ending balance	$(5,189)	$(3,163)	$(61)

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

In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2008, Citigroup’s most significant concentration of credit risk was with the U.S. government and its agencies. The Company’s exposure, which primarily results from trading assets and investments issued by the U.S. government and its agencies, amounted to $93.7 billion and $73.8 billion at December 31, 2008 and 2007, respectively. After the U.S. government, the Company’s next largest exposures are to the Mexican and Japanese governments and their agencies, which are rated investment grade by both Moody’s and S&P. The Company’s exposure to Mexico amounted to $35.0 billion and $32.0 billion at December 31, 2008 and 2007, respectively, and is composed of investment securities, loans and trading assets. The Company’s exposure to Japan amounted to $29.1 billion and $26.1 billion at December 31, 2008 and 2007, respectively, and is composed of investment securities, loans and trading assets.

26. FAIR-VALUE MEASUREMENT (SFAS 157)

Effective January 1, 2007, the Company adopted SFAS 157. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair-value measurements. SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, SFAS 157 precludes the use of block discounts when measuring the fair value of instruments traded in an active market, which discounts were previously applied to large holdings of publicly traded equity securities. It also requires recognition of trade-date gains related to certain derivative transactions whose fair value has been determined using unobservable market inputs. This guidance supersedes the guidance in Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF Issue 02-3), which prohibited the recognition of trade-date gains for such derivative transactions when determining the fair value of instruments not traded in an active market.

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

This hierarchy requires the use of observable market data when available. The Company considers relevant and observable market prices in its valuations where possible. The frequency of transactions, the size of the bid-ask spread and the amount of adjustment necessary when comparing similar transactions are all factors in determining the liquidity of markets and the relevance of observed prices in those markets.

Determination of Fair Value

For assets and liabilities carried at fair value, the Company measures such value using the procedures set out below, irrespective of whether these assets and liabilities are carried at fair value as a result of an election under SFAS 159, FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155), or FASB Statement No. 156, Accounting

for Servicing of Financial Assets (SFAS 156), or whether they were previously carried at fair value.

When available, the Company generally uses quoted market prices to determine fair value and classifies such items in Level 1. In some cases where a market price is available, the Company will make use of acceptable practical expedients (such as matrix pricing) to calculate fair value, in which case the items are classified in Level 2.

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

Fair-value estimates from internal valuation techniques are verified, where possible, to prices obtained from independent vendors or brokers. Vendors and brokers’ valuations may be based on a variety of inputs ranging from observed prices to proprietary valuation models.

The following section describes the valuation methodologies used by the Company to measure various financial instruments at fair value, including an indication of the level in the fair-value hierarchy in which each instrument is generally classified. Where appropriate, the description includes details of the valuation models, the key inputs to those models as well as any significant assumptions.

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

Trading Account Assets and Liabilities—Trading Securities and Trading Loans

When available, the Company uses quoted market prices to determine the fair value of trading securities; such items are classified in Level 1 of the fair-value hierarchy. Examples include some government securities and exchange-traded equity securities.

For bonds and secondary market loans traded over the counter, the Company generally determines fair value utilizing internal valuation techniques. Fair-value estimates from internal valuation techniques are verified, where possible, to prices obtained from independent vendors. Vendors compile prices from various sources and may apply matrix pricing for similar bonds or loans where no price is observable. If available, the Company may also use quoted prices for recent trading activity of assets with similar characteristics to the bond or loan being valued. Trading securities and loans priced using such methods are generally classified as Level 2. However, when less liquidity exists for a security or loan, a quoted price is stale or prices from independent sources vary, a loan or security is generally classified as Level 3.

Where the Company’s principal market for a portfolio of loans is the securitization market, the Company uses the securitization price to determine the fair value of the portfolio. The securitization price is determined from the assumed proceeds of a hypothetical securitization in the current market, adjusted for transformation costs (i.e., direct costs other than transaction costs) and securitization uncertainties such as market conditions and liquidity. As a result of the severe reduction in the level of activity in certain securitization markets since the second half of 2007, observable securitization prices for certain directly comparable portfolios of loans have not been readily available. Therefore, such portfolios of loans are generally classified in Level 3 of the fair-value hierarchy. However, for other loan securitization markets, such as those related to conforming prime fixed-rate and conforming adjustable-rate mortgage loans, pricing verification of the hypothetical securitizations has been possible, since these markets have remained active. Accordingly, these loan portfolios are classified as Level 2 in the fair-value hierarchy.

Trading Account Assets and Liabilities—Derivatives

Exchange-traded derivatives are generally fair valued using quoted market (i.e., exchange) prices and so are classified in Level 1 of the fair-value hierarchy.

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

The key inputs depend upon the type of derivative and the nature of the underlying instrument and include interest rate yield curves, foreign-exchange rates, the spot price of the underlying volatility and correlation. The item is placed in either Level 2 or Level 3 depending on the observability of the significant inputs to the model. Correlation and items with longer tenors are generally less observable.

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

Citigroup’s CDO super senior subprime direct exposures are Level 3 assets and are subject to valuation based on significant unobservable inputs. Fair value of these exposures (other than high grade and mezzanine as described below) is based on estimates of future cash flows from the mortgage loans underlying the assets of the ABS CDOs. To determine the performance of the underlying mortgage loan portfolios, the Company estimates the prepayments, defaults and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower and loan attributes, such as age, credit scores, documentation status, loan-to-value (LTV) ratios and debt-to-income (DTI) ratios. The model is calibrated using available mortgage loan information including historical loan performance. In addition, the methodology estimates the impact of geographic concentration of mortgages and the impact of reported fraud in the origination of subprime mortgages. An appropriate discount rate is then applied to the cash flows generated for each ABCP and CDO-squared tranche, in order to estimate its current fair value.

When necessary, the valuation methodology used by Citigroup is refined and the inputs used for the purposes of estimation are modified, in part, to reflect ongoing market developments. More specifically, the inputs of home price appreciation (HPA) assumptions and delinquency data were updated during the fourth quarter along with discount rates that are based upon a weighted average combination of implied spreads from single name ABS bond prices and ABX indices, as well as CLO spreads.

Beginning with the third quarter of 2008, the Company used the Loan Performance Index to estimate the impact of housing price changes. Previously, it incorporated the S&P/Case-Shiller Index. This change was made because the Loan Performance Index provided more comprehensive geographic data. In addition, the Company’s mortgage default model uses recent mortgage performance data, a period of sharp home price declines and high levels of mortgage foreclosures.

The valuation as of December 31, 2008 assumes a cumulative decline in U.S. housing prices from peak to trough of 33%. This rate assumes declines of 16% and 13% in 2008 and 2009, respectively, the remainder of the 33% decline having already occurred before the end of 2007.

In addition, during the last three quarters of 2008, the discount rates were based on a weighted average combination of the implied spreads from single name ABS bond prices, ABX indices and CLO spreads, depending on vintage and asset types. To determine the discount margin, the Company applies the mortgage default model to the bonds underlying the ABX indices and other referenced cash bonds and solves for the discount margin that produces the market prices of those instruments.

Starting in the third quarter of 2008, the valuation of the high grade and mezzanine ABS CDO positions was changed from model valuation to trader prices based on the underlying assets of each high grade and mezzanine ABS CDO. Unlike the ABCP and CDO-squared positions, the high grade and mezzanine positions are now largely hedged through the ABX and bond short positions, which are, by necessity, trader priced. Thus, this change brings closer symmetry in the way these long and short positions are valued by the Company. Citigroup intends to use trader marks to value this portion of the portfolio going forward so long as it remains largely hedged.

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

Investments

The investments category includes available-for-sale debt and marketable equity securities, whose fair value is determined using the same procedures described for trading securities above or, in some cases, using vendor prices as the primary source.

Also included in investments are nonpublic investments in private equity and real estate entities held by the S&B business. Determining the fair value of nonpublic securities involves a significant degree of management resources and judgment as no quoted prices exist and such securities are generally very thinly traded. In addition, there may be transfer restrictions on private equity securities. The Company uses an established process for determining the fair value of such securities, using commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry-specific non-earnings-based multiples and discounted cash flow models. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances, or other observable transactions.

Private equity securities are generally classified in Level 3 of the fair-value hierarchy.

Short-Term Borrowings and Long-Term Debt

Where fair-value accounting has been elected, the fair value of non-structured liabilities is determined by discounting expected cash flows using the appropriate discount rate for the applicable maturity. Such instruments are generally classified in Level 2 of the fair-value hierarchy as all inputs are readily observable.

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

Market Valuation Adjustments

Liquidity adjustments are applied to items in Level 2 and Level 3 of the fair-value hierarchy to ensure that the fair value reflects the price at which the entire position could be liquidated. The liquidity reserve is based on the bid-offer spread for an instrument, adjusted to take into account the size of the position.

Counterparty credit-risk adjustments are applied to derivatives, such as over-the-counter derivatives, where the base valuation uses market parameters based on the LIBOR interest rate curves. Not all counterparties have the same credit risk as that implied by the relevant LIBOR curve, so it is necessary to consider the market view of the credit risk of a counterparty in order to estimate the fair value of such an item.

Bilateral or “own” credit-risk adjustments are applied to reflect the Company’s own credit risk when valuing derivatives and liabilities measured at fair value, in accordance with the requirements of SFAS 157.

Counterparty and own credit adjustments consider the estimated future cash flows between Citi and its counterparties under the terms of the instrument and the effect of credit risk on the valuation of those cash flows, rather than a point-in-time assessment of the current recognized net asset or liability. Furthermore, the credit-risk adjustments take into account the effect of credit-risk mitigants, such as pledged collateral and any legal right of offset (to the extent such offset exists) with a counterparty through arrangements such as netting agreements.

Auction Rate Securities

Auction rate securities (ARS) are long-term municipal bonds, corporate bonds, securitizations and preferred stocks with interest rates or dividend yields that are reset through periodic auctions. The coupon paid in the current period is based on the rate determined by the prior auction. In the event of an auction failure, ARS holders receive a “fail rate” coupon, which is specified by the original issue documentation of each ARS.

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

Citigroup acted in the capacity of primary dealer for approximately $72 billion of ARS and continued to purchase residual unsold inventory in support of the auction mechanism until mid-February 2008. After this date, liquidity in the ARS market deteriorated significantly, auctions failed due to a lack of bids from third-party investors, and Citigroup ceased to purchase unsold inventory. Following a number of ARS refinancings, at December 31, 2008, Citigroup continued to act in the capacity of primary dealer for approximately $37 billion of outstanding ARS.

The Company classifies its ARS as held-to-maturity, available-for-sale and trading securities.

Prior to our first auction’s failing in the first quarter of 2008, Citigroup valued ARS based on observation of auction market prices, because the auctions had a short maturity period (7, 28 and 35 days). This generally resulted in valuations at par. Once the auctions failed, ARS could no longer be valued using observation of auction market prices. Accordingly, the fair value of ARS is currently estimated using internally developed discounted cash flow valuation techniques specific to the nature of the assets underlying each ARS.

For ARS with U.S. municipal securities as underlying assets, future cash flows are estimated based on the terms of the securities underlying each individual ARS and discounted at an estimated discount rate in order to estimate the current fair value. The key assumptions that impact the ARS valuations are estimated prepayments and refinancings, estimated fail rate coupons (i.e., the rate paid in the event of auction failure, which varies according to the current credit rating of the issuer) and the discount rate used to calculate the present value of projected cash flows. The discount rate used for each ARS is based on rates observed for straight issuances of other municipal securities. In order to arrive at the appropriate discount rate, these observed rates were adjusted upward to factor in the specifics of the ARS structure being valued, such as callability, and the illiquidity in the ARS market.

For ARS with student loans as underlying assets, future cash flows are estimated based on the terms of the loans underlying each individual ARS, discounted at an appropriate rate in order to estimate the current fair value. The key assumptions that impact the ARS valuations are the expected weighted average life of the structure, estimated fail rate coupons, the amount of leverage in each structure and the discount rate used to calculate the present value of projected cash flows. The discount rate used for each ARS is based on rates observed for basic securitizations with similar maturities to the loans underlying each ARS being valued. In order to arrive at the appropriate discount rate, these observed rates were adjusted upward to factor in the specifics of the ARS structure being valued, such as callability, and the illiquidity in the ARS market.

During the first quarter of 2008, ARS for which the auctions failed and where no secondary market has developed were moved to Level 3, as the assets were subject to valuation using significant unobservable inputs. For ARS which are subject to SFAS 157 classification, the majority continue to be classified in Level 3.

Alt-A Mortgage Securities

The Company classifies its Alt-A mortgage securities as Held-to-Maturity, Available-for-Sale, and Trading investments. The securities classified as trading and available-for-Sale are recorded at fair value with changes in fair value reported in current earnings and OCI, respectively. For these purposes, Alt-A mortgage securities are non-agency residential mortgage-backed securities (RMBS) where (1) the underlying collateral has weighted average FICO scores between 680 and 720 or (2) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.

Similar to the valuation methodologies used for other trading securities and trading loans, the Company generally determines the fair value of Alt-A mortgage securities utilizing internal valuation techniques. Fair-value estimates from internal valuation techniques are verified, where possible, to prices obtained from independent vendors. Vendors compile prices from various sources. Where available, the Company may also make use of quoted prices for recent trading activity in securities with the same or similar characteristics to that being valued.

The internal valuation techniques used for Alt-A mortgage securities, as with other mortgage exposures, consider estimated housing price changes, unemployment rates, interest rates and borrower attributes. They also consider prepayment rates as well as other market indicators.

Alt-A mortgage securities that are valued using these methods are generally classified as Level 2. However, Alt-A mortgage securities backed by Alt-A mortgages of lower quality or more recent vintages are mostly classified in Level 3 due to the reduced liquidity that exists for such positions, which reduces the reliability of prices available from independent sources.

Commercial Real Estate Exposure

Citigroup reports a number of different exposures linked to commercial real estate at fair value with changes in fair value reported in earnings, including securities, loans and investments in entities that hold commercial real estate loans or commercial real estate directly. The Company also reports securities backed by commercial real estate as Available-for-sale investments, which are carried at fair value with changes in fair-value reported in AOCI.

Similar to the valuation methodologies used for other trading securities and trading loans, the Company generally determines the fair value of securities and loans linked to commercial real estate utilizing internal valuation techniques. Fair-value estimates from internal valuation techniques are verified, where possible, to prices obtained from independent vendors. Vendors compile prices from various sources. Where available, the Company may also make use of quoted prices for recent trading activity in securities or loans with the same or similar characteristics to that being valued. Securities and loans linked to commercial real estate valued using these methodologies are generally classified as Level 3 as a result of the reduced liquidity currently in the market for such exposures.

The fair value of investments in entities that hold commercial real estate loans or commercial real estate directly is determined using a similar methodology to that used for other non-public investments in real estate held by the S&B business. The Company uses an established process for determining the fair value of such securities, using commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry-specific non-earnings-based multiples and discounted cash flow models. In determining the fair value of such investments, the Company also considers events, such as a proposed sale of the investee company, initial public offerings, equity issuances, or other observable transactions. Such investments are generally classified in Level 3 of the fair-value hierarchy.

Highly Leveraged Financing Commitments

The Company reports a number of highly leveraged loans as held for sale, which are measured on a LOCOM basis. The fair value of such exposures is determined, where possible, using quoted secondary-market prices and classified in Level 2 of the fair-value hierarchy if there is a sufficient level of activity in the market and quotes or traded prices are available with suitable frequency.

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

Items Measured at Fair Value on a Recurring Basis

The following tables present for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008 and December 31, 2007. The Company often hedges positions that have been classified in the Level 3 category with financial instruments that have been classified as Level 1 or Level 2. In addition, the Company also hedges items classified in the Level 3 category with instruments classified in Level 3 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

In millions of dollars at December 31, 2008	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$96,524	$—	$96,524	$(26,219)	$70,305
Trading account assets
Trading securities and loans	90,530	121,043	50,773	262,346	—	262,346
Derivatives	9,675	1,102,252	60,725	1,172,652	(1,057,363)	115,289
Investments	44,342	111,836	28,273	184,451	—	184,451
Loans (2)	—	2,572	160	2,732	—	2,732
Mortgage servicing rights	—	—	5,657	5,657	—	5,657
Other financial assets measured on a recurring basis	—	9,890	359	10,249	(4,527)	5,722
Total assets	$144,547	$1,444,117	$145,947	$1,734,611	$(1,088,109)	$646,502
	8.3%	83.3%	8.4%	100.0%
Liabilities
Interest-bearing deposits	$—	$2,552	$54	$2,606	$—	$2,606
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	153,918	11,167	165,085	(26,219)	138,866
Trading account liabilities
Securities sold, not yet purchased	36,848	13,192	653	50,693	—	50,693
Derivatives	10,038	1,096,113	57,139	1,163,290	(1,046,505)	116,785
Short-term borrowings	—	16,278	1,329	17,607	—	17,607
Long-term debt	—	16,065	11,198	27,263	—	27,263
Other financial liabilities measured on a recurring basis	—	8,222	1	8,223	(4,527)	3,696
Total liabilities	$46,886	$1,306,340	$81,541	$1,434,767	$(1,077,251)	$357,516
	3.3%	91.0%	5.7%	100.0%

Items Measured at Fair Value on a Recurring Basis (continued)

In millions of dollars at December 31, 2007	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$132,383	$16	$132,399	$(48,094)	$84,305
Trading account assets
Trading securities and loans	151,684	234,846	75,573	462,103	—	462,103
Derivatives	7,204	428,779	31,226	467,209	(390,328)	76,881
Investments	64,375	125,282	17,060	206,717	—	206,717
Loans (2)	—	3,718	9	3,727	—	3,727
Mortgage servicing rights	—	—	8,380	8,380	—	8,380
Other financial assets measured on a recurring basis	—	13,570	1,171	14,741	(4,939)	9,802
Total assets	$223,263	$938,578	$133,435	$1,295,276	$(443,361)	$851,915
	17.2%	72.5%	10.3%	100.0%
Liabilities
Interest-bearing deposits	$—	$3,542	$56	$3,598	$—	$3,598
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	241,790	6,158	247,948	(48,094)	199,854
Trading account liabilities
Securities sold, not yet purchased	68,928	9,140	473	78,541	—	78,541
Derivatives	8,602	447,119	33,696	489,417	(385,876)	103,541
Short-term borrowings	—	8,471	5,016	13,487	—	13,487
Long-term debt	—	70,359	8,953	79,312	—	79,312
Other financial liabilities measured on a recurring basis	—	6,506	1	6,507	(4,939)	1,568
Total liabilities	$77,530	$786,927	$54,353	$918,810	$(438,909)	$479,901
	8.4%	85.7%	5.9%	100.0%

(1)	Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FIN 41, and (ii) derivative exposures covered by a qualifying master netting agreement in accordance with FIN 39, cash collateral and the market value adjustment.
(2)	There is no allowance for loan losses recorded for loans reported at fair value.

Changes in Level 3 Fair-Value Category

The following tables present the changes in the Level 3 fair-value category for the years ended December 31, 2008 and 2007. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

	December 31, 2007	Net realized/unrealized gains (losses) included in		Transfers in and/or out of Level 3	Purchases, issuances and settlements	December 31, 2008	Unrealized gains (losses) still held(3)
In millions of dollars		Principal transactions	Other (1) (2)
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$(16)	$—	$—
Trading account assets
Trading securities and loans	75,573	(28,052)	—	7,418	(4,166)	50,773	(19,572)
Derivatives, net (4)	(2,470)	7,804	—	(2,188)	440	3,586	9,622
Investments	17,060	—	(4,917)	5,787	10,343	28,273	(801)
Loans	9	—	(15)	—	166	160	(19)
Mortgage servicing rights	8,380	—	(1,870)	—	(853)	5,657	(1,870)
Other financial assets measured on a recurring basis	1,171	—	86	422	(1,320)	359	86
Liabilities
Interest-bearing deposits	$56	$(5)	$—	$13	$(20)	$54	$(3)
Securities sold under agreements to repurchase	6,158	(273)	—	6,158	(1,422)	11,167	(136)
Trading account liabilities
Securities sold, not yet purchased	473	153	—	1,036	(703)	653	328
Short-term borrowings	5,016	106	—	(1,798)	(1,783)	1,329	(63)
Long-term debt	8,953	2,228	—	38,792	(34,319)	11,198	1,115
Other financial liabilities measured on a recurring basis	1	—	(61)	—	(61)	1	—

	January 1, 2007	Net realized/unrealized gains (losses) included in		Transfers in and/or out of Level 3	Purchases, issuances and settlements	December 31, 2007	Unrealized gains (losses) still held(3)
In millions of dollars		Principal transactions	Other (1) (2)
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$—	$16	$—
Trading account assets
Trading securities and loans	22,415	(11,449)	—	21,132	43,475	75,573	(10,262)
Investments	11,468	—	895	1,651	3,046	17,060	136
Loans	—	(8)	—	(793)	810	9	—
Mortgage servicing rights	5,439	—	621	—	2,320	8,380	1,892
Other financial assets measured on a recurring basis	948	—	2	(43)	264	1,171	20
Liabilities
Interest-bearing deposits	$60	$12	$34	$(33)	$75	$56	$(45)
Securities sold under agreements to repurchase	6,778	(194)	—	78	(892)	6,158	(141)
Trading account liabilities
Securities sold, not yet purchased	467	(139)	—	(1,041)	908	473	(260)
Derivatives, net (4)	(1,875)	(3,840)	—	(3,280)	3,785	2,470	(9,462)
Short-term borrowings	2,214	9	(80)	1,139	1,592	5,016	(53)
Long-term debt	1,693	(11)	(689)	4,600	1,960	8,953	(776)
Other financial liabilities measured on a recurring basis	—	—	(23)	(1)	(21)	1	—

(1)	Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income (loss), while gains from sales and losses due to other-than-temporary impairments are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.
(2)	Unrealized gains (losses) on MSRs are recorded in Commissions and fees on the Consolidated Statement of Income.
(3)	Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value of Available-for-sale investments) attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2008 and 2007.
(4)	Total Level 3 derivative exposures have been netted on these tables for presentation purposes only.

The following is a discussion of the changes to the Level 3 balances for each of the roll-forward tables presented above.

The significant changes from December 31, 2007 to December 31, 2008 in Level 3 assets and liabilities are due to:

-	A net decrease in trading securities and loans of $24.8 billion that was driven by:

(i)	Net realized and unrealized losses of $28.1 billion recorded in Principal transactions, which composed mostly of write-downs recognized on various trading securities including ABCP of $9 billion;
(ii)	Net transfers in of $7.4 billion, which consisted of approximately $26 billion of net transfers in from Level 2 to Level 3 as the availability of observable pricing inputs continued to decline due to the current credit crisis, offset by transfers out of Level 3 of approximately $19 billion primarily related to Level 3 trading inventory being reclassified to held-to-maturity investments during the fourth quarter of 2008; and
(iii)	Net settlements of trading securities of $4.2 billion in Level 3.

-	The shift in the Level 3 net unrealized gains/(losses) from trading derivatives driven by:

(i)	A net gain of $7.8 billion relating to complex derivative contracts, such as those linked to credit, equity and commodity exposures. These gains include both realized and unrealized gains during 2008 and are partially offset by losses recognized in instruments that have been classified in Levels 1 and 2;
(ii)	$2.2 billion in net transfers in and/or out of Level 3, representing a net transfer in of derivative liabilities during the year.

-	The increase in Level 3 Investments of $11.2 billion primarily resulted from:

(i)	The addition of $10.3 billion from net purchases, issuances and settlements, which included $8.7 billion in senior debt securities retained by the Company from its sale of a corporate loan portfolio that included highly leveraged loans during the second quarter of 2008, plus $3 billion of ARS securities purchased from GWM clients, in accordance with the Auction Rate Securities settlement agreement ;
(ii)	The net transfer in of investment securities from Level 2 to Level 3 of $5.8 billion, as the availability of observable pricing inputs continued to decline due to the current credit crisis; and
(iii)	Net losses recognized of $4.9 billion which was recorded in Accumulated other comprehensive income (loss) primarily related to Alt-A MBS classified as available-for-sale investments.

-	The decrease in Mortgage Servicing Rights of $2.7 billion was primarily attributed to mark-to-market losses recognized in the portfolio due to decreases in the mortgage interest rates and increases in refinancing.

-	The increase in the Level 3 balance for Securities sold under agreements to repurchase of $5 billion is driven by a $6.2 billion increase from net transfers in as the continued credit crisis impacted the availability of observable inputs for the underlying securities related to this liability. This was offset by a reduction from net settlements of $1.4 billion.

-	The decrease in Level 3 short-term borrowings of $3.7 billion is due to net transfers out of $1.8 billion as valuation methodology inputs considered to be unobservable were determined not to be significant to the overall valuation. In addition, net payments of $1.8 billion were made during 2008 against the Level 3 short-term debt obligations.

-	The increase in Level 3 Long-term debt of $2.2 billion is driven by:

(i)	The net transfers in of $38.8 billion, substantially all of which related to the transfer of consolidated SIV debt in the first quarter of 2008, as the availability of observable inputs continued to decline due to the current crisis; offset by
(ii)	$2.2 billion in gains recognized as credit spreads widened during the year;
(iii)	$34.3 billion decrease from net settlements/payments. Included in these settlements were $21 billion of payments made on maturing SIV debt and the replacement of $17 billion of non-recourse, consolidated SIV debt classified as Level 3 with Citigroup debt classified as Level 2. This replacement occurred in connection with the purchase of the SIV assets by the Company in November 2008.

The significant changes from January 1, 2007 to December 31, 2007 in Level 3 assets and liabilities are due to:

-	The increase in trading securities and loans of $53.2 billion that was driven primarily by:

(i)	The net additions/purchases of $43.5 billion, which included asset-backed commercial paper purchases where the Company had liquidity puts and assets bought with Nikko Cordial acquisitions
(ii)	The net transfers in of $21.1 billion for items previously classified as Level 2 as prices and other valuation inputs became unobservable with the market dislocation crises that began in the second half of 2007; and
(iii)	Mark-to-market losses of $11.4 billion primarily attributable to writedowns on super senior tranches, junior tranches, ABCP and other related inventory.

-	The increase in Level 3 Investments of $5.6 billion, primarily resulting from the acquisition of Nikko Cordial.

-	The increase in Mortgage servicing rights of $2.9 billion which was primarily due to the first quarter 2007 acquisition of ABN AMRO Mortgage Group.

-	The decrease in net derivative trading account assets of $4.4 billion was due to mark-to-market losses and net purchases/originations of $3.8 billion, offset by net transfers in of Level 3 trading derivative liabilities of $3.3 billion.

-	The increase in Level 3 Short-term borrowings and Long-term debt of $2.8 billion and $7.3 billion, respectively, resulted from transfers in of Level 2 positions as prices and other valuation inputs became unobservable, plus the additions of new issuances for fair value accounting was elected.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These include assets measured at cost that have been written down to fair value during the periods as a result of an impairment. In addition, assets such as loans held for sale that are measured at the lower of cost or market (LOCOM) that were recognized at fair value below cost at the end of the period.

The Company recorded goodwill impairment charges of $9.6 billion as of December 31, 2008, as determined based on Level 3 inputs. The primary cause of goodwill impairment was the overall weak industry outlook and continuing operating losses. These factors contributed to the overall decline in the stock price and the related market capitalization of Citigroup. See Note 19, “Goodwill and Intangible Assets” on page 166, for additional information on goodwill impairment.

The Company performed an impairment analysis of intangible assets related to the Old Lane multi-strategy hedge fund during the first quarter of 2008. As a result, a pre-tax write-down of $202 million, representing the remaining unamortized balance of the intangible assets, was recorded during the first quarter of 2008. The measurement of fair value was determined using Level 3 input factors along with a discounted cash flow approach.

During the fourth quarter of 2008, the Company performed an impairment analysis of Japan's Nikko Asset Management fund contracts which represent the rights to manage and collect fees on investor assets and are accounted for as indefinite-lived intangible assets. As a result, an impairment loss of $937 million pre-tax was recorded. The related fair value was determined using an income approach which relies on key drivers and future expectations of the business that are considered Level 3 input factors.

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

The following table presents all loans held-for-sale that are carried at LOCOM as of December 31, 2008 and December 31, 2007 (in billions):

	Aggregate cost	Fair value	Level 2	Level 3
December 31, 2008	$3.1	$2.1	$0.8	$1.3
December 31, 2007	33.6	31.9	5.1	26.8

Loans held-for-sale that are carried at LOCOM as of December 31, 2008 significantly declined compared to December 31, 2007 because most of these loans were either sold or reclassified to held-for-investment category.

27. FAIR-VALUE ELECTIONS (SFAS 155, SFAS 156 AND SFAS 159)

Under SFAS 159, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made upon the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair-value election may not be revoked once an election is made.

Additionally, the transition provisions of SFAS 159 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in opening retained earnings and future changes in fair value reported in earnings.

The Company also has elected the fair-value accounting provisions permitted under SFAS 155 and SFAS 156 for certain assets and liabilities. In accordance with SFAS 155, which was primarily adopted on a prospective basis, hybrid financial instruments, such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as certain interest-only instruments, may be accounted for at fair value if the Company makes an irrevocable election to do so on an instrument-by-instrument basis. The changes in fair value are recorded in current earnings. Additional discussion regarding the applicable areas in which SFAS 155 was adopted is presented in Note 26 on page 192.

SFAS 156 requires all servicing rights to be recognized initially at fair value. At its initial adoption, the standard permits a one-time irrevocable election to re-measure each class of servicing rights at fair value, with the changes in fair value recorded in current earnings. The classes of servicing rights are identified based on the availability of market inputs used in determining their fair values and the methods for managing their risks. The Company has elected fair-value accounting for its mortgage and student loan classes of servicing rights. The impact of adopting this standard was not material. See Note 23 on page 174 for further discussions regarding the accounting and reporting of mortgage servicing rights.

The following table presents, as of December 31, 2008, the fair value of those positions selected for fair-value accounting in accordance with SFAS 159,

SFAS 156, and SFAS 155, as well as the changes in fair value for the years ended December 31, 2008 and December 31, 2007.

In millions of dollars	Fair value at December 31, 2008	Changes in fair- value gains (losses) 2008	Fair value at December 31, 2007	Changes in fair- value gains (losses) 2007
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell Selected portfolios of securities purchased under agreements to resell, securities borrowed (1)	$70,305	$2,438	$84,305	$1,462
Trading account assets:
Legg Mason convertible preferred equity securities originally classified as available-for-sale	$—	$(13)	$614	$(183)
Selected letters of credit hedged by credit default swaps or participation notes	—	—	10	(4)
Certain credit products	16,254	(6,272)	26,020	(778)
Certain hybrid financial instruments	33	3	97	—
Retained interests from asset securitizations	3,026	(1,890)	2,476	343
Total trading account assets	$19,313	$(8,172)	$29,217	$(622)
Investments:
Certain investments in private equity and real estate ventures	$469	$(254)	$539	$58
Other	295	(35)	320	9
Total investments	$764	$(289)	$859	$67
Loans:
Certain credit products	$2,315	$(59)	$3,038	$102
Certain mortgage loans	36	(34)	—	—
Certain hybrid financial instruments	381	(13)	689	(63)
Total loans	$2,732	$(106)	$3,727	$39
Other assets:
Mortgage servicing rights	$5,657	$(1,870)	$8,380	$(1,554)
Certain mortgage loans	4,273	78	6,392	74
Certain equity method investments	936	(362)	1,131	45
Total other assets	$10,866	$(2,154)	$15,903	$(1,435)
Total	$103,980	$(8,283)	$134,011	$(489)
Liabilities
Interest-bearing deposits:
Certain structured liabilities	$320	$—	$264	$3
Certain hybrid financial instruments	2,286	177	3,334	129
Total interest-bearing deposits	$2,606	$177	$3,598	$132
Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase, securities loaned (1)	$138,866	$(319)	$199,854	$(225)
Trading account liabilities:
Selected letters of credit hedged by credit default swaps or participation notes	$72	$(81)	$—	$—
Certain hybrid financial instruments	4,679	4,663	7,228	(409)
Total trading account liabilities	$4,751	$4,582	$7,228	$(409)
Short-term borrowings:
Certain non-collateralized short-term borrowings	$2,303	$(9)	$5,105	$(64)
Certain hybrid financial instruments	2,112	277	3,561	56
Certain structured liabilities	3	1	—	—
Certain non-structured liabilities	13,189	250	4,821	—
Total short-term borrowings	$17,607	$519	$13,487	$(8)
Long-term debt:
Certain structured liabilities	$3,083	$160	$2,952	$(40)
Certain non-structured liabilities	7,189	3,802	49,095	99
Certain hybrid financial instruments	16,991	3,730	27,265	1,233
Total long-term debt	$27,263	$7,692	$79,312	$1,292
Total	$191,093	$12,651	$303,479	$782

(1)	Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements” (FIN 41).

Own-Credit Valuation Adjustment

The fair value of liabilities for which the fair-value option was elected (other than non-recourse and similar liabilities) was impacted by the widening of the Company’s credit spread. The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit risk (or instrument-specific credit risk) was a gain of $1,982 million and $212 million for the three months ended December 31, 2008 and December 31, 2007, respectively, and a gain of $4,558 million and $888 million for the years ended December 31, 2008 and December 31, 2007, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current observable credit spreads into the relevant valuation technique used to value each liability as described above.

SFAS 159 The Fair-Value Option for Financial Assets and Financial Liabilities

Detailed below are the December 31, 2006 carrying values prior to adoption of SFAS 159, the transition adjustments booked to opening Retained earnings and the fair values (that is, the carrying values at January 1, 2007 after adoption) for those items that were selected for fair-value option accounting and that had an impact on Retained earnings:

In millions of dollars	December 31, 2006 (carrying value prior to adoption)	Cumulative-effect adjustment to January 1, 2007 retained earnings– gain (loss)	January 1, 2007 fair value (carrying value after adoption)
Legg Mason convertible preferred equity securities originally classified as available-for-sale (1)	$797	$(232)	$797
Selected portfolios of securities purchased under agreements to resell (2)	167,525	25	167,550
Selected portfolios of securities sold under agreements to repurchase (2)	237,788	40	237,748
Selected non-collateralized short-term borrowings	3,284	(7)	3,291
Selected letters of credit hedged by credit default swaps or participation notes	—	14	14
Various miscellaneous eligible items (1)	96	3	96
Pretax cumulative effect of adopting fair-value option accounting		$(157)
After-tax cumulative effect of adopting fair-value option accounting		(99)

(1)	The Legg Mason securities as well as several miscellaneous items were previously reported at fair value in available-for-sale securities. The cumulative-effect adjustment represents the reclassification of the related unrealized gain/loss from Accumulated other comprehensive income (loss) to Retained earnings upon the adoption of the fair value option.
(2)	Excludes netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FIN 41.

Additional information regarding each of these items and other fair-value elections follows.

Legg Mason convertible preferred equity securities

The Legg Mason convertible preferred equity securities (Legg shares) were acquired in connection with the sale of Citigroup’s Asset Management business in December 2005.

Prior to the election of fair-value option accounting, the shares were classified as available-for-sale securities with the unrealized loss of $232 million as of December 31, 2006 included in Accumulated other comprehensive income (loss). In connection with the Company’s adoption of SFAS 159, this unrealized loss was recorded as a reduction of January 1, 2007 Retained earnings as part of the cumulative-effect adjustment.

During the first quarter of 2008, the Company sold the remaining 8.4 million Legg shares at a pretax loss of $10.3 million ($6.7 million after-tax).

Selected portfolios of securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase, securities loaned and certain non-collateralized short-term borrowings

The Company elected the fair-value option retrospectively for our United States and United Kingdom portfolios of fixed-income securities purchased under agreements to resell and fixed-income securities sold under agreements to repurchase (and certain non-collateralized short-term borrowings). The fair-value option was also elected prospectively in the second quarter of 2007 for certain portfolios of fixed-income securities lending and borrowing transactions based in Japan. In each case, the election was made because the related interest-rate risk is managed on a portfolio basis, primarily with derivative instruments that are accounted for at fair value through earnings. Previously, these positions were accounted for on an accrual basis.

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

Selected letters of credit and revolving loans hedged by credit default swaps or participation notes

The Company has elected the fair-value option for certain letters of credit that are hedged with derivative instruments or participation notes. Upon electing the fair-value option, the related portions of the allowance for loan losses and the allowance for unfunded lending commitments were reversed. Citigroup elected the fair-value option for these transactions because the risk is managed on a fair-value basis and to mitigate accounting mismatches.

The notional amount of these unfunded letters of credit was $1.4 billion as of December 31, 2008 and December 31, 2007. The amount funded was insignificant with no amounts 90 days or more past due or on a non-accrual status at December 31, 2008 and December 31, 2007.

These items have been classified appropriately in Trading account assets or Trading account liabilities on the Consolidated Balance Sheet. Changes in fair value of these items are classified in Principal transactions in the Company’s Consolidated Statement of Income.

Other items for which the fair-value option was selected in accordance with SFAS 159

The Company has elected the fair-value option for the following eligible items, which did not affect opening Retained earnings:

•	certain credit products;
•	certain investments in private equity and real estate ventures and certain equity-method investments;
•	certain structured liabilities;
•	certain non-structured liabilities; and
•	certain mortgage loans

Certain credit products

Citigroup has elected the fair-value option for certain originated and purchased loans, including certain unfunded loan products, such as guarantees and letters of credit, executed by Citigroup’s trading businesses. None of these credit products is a highly leveraged financing commitment. Significant groups of transactions include loans and unfunded loan products that are expected to be either sold or securitized in the near term, or transactions where the economic risks are hedged with derivative instruments such as purchased credit default swaps or total return swaps where the Company pays the total return on the underlying loans to a third party. Citigroup has elected the fair-value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications. Fair value was not elected for most lending transactions across the Company, including where those management objectives would not be met.

The following table provides information about certain credit products carried at fair value:

	2008		2007
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$16,254	$2,315	$26,020	$3,038
Aggregate unpaid principal balance in excess of fair value	$6,501	$3	$899	$(5)
Balance on non-accrual loans or loans more than 90 days past due	$77	$1,113	$186	$1,292
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	$190	$(4)	$68	$—

In addition to the amounts reported above, $72 million and $141 million of unfunded loan commitments related to certain credit products selected for fair-value accounting were outstanding as of December 31, 2008 and December 31, 2007, respectively.

Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on trading account assets or loans depending on their balance sheet classifications. The changes in fair value for the years ended December 31, 2008 and 2007 due to instrument-specific credit risk totaled to a loss of $38 million and $188 million, respectively.

Certain investments in private equity and real estate ventures and certain equity method investments

Citigroup invests in private equity and real estate ventures for the purpose of earning investment returns and for capital appreciation. The Company has elected the fair-value option for certain of these ventures, because such investments are considered similar to many private equity or hedge fund activities in our investment companies, which are reported at fair value. The fair-value option brings consistency in the accounting and evaluation of certain of these investments. As required by SFAS 159, all investments (debt and equity) in such private equity and real estate entities are accounted for at fair value. These investments are classified as Investments on Citigroup’s Consolidated Balance Sheet.

Citigroup also holds various non-strategic investments in leveraged buyout funds and other hedge funds that previously were required to be accounted for under the equity method. The Company elected fair-value accounting to reduce operational and accounting complexity. Since the funds account for all of their underlying assets at fair value, the impact of applying the equity method to Citigroup’s investment in these funds was equivalent to fair-value accounting. Thus, this fair-value election had no impact on opening Retained earnings. These investments are classified as Other assets on Citigroup’s Consolidated Balance Sheet.

Changes in the fair values of these investments are classified in Other revenue in the Company’s Consolidated Statement of Income.

Certain structured liabilities

The Company has elected the fair-value option for certain structured liabilities whose performance is linked to structured interest rates, inflation or currency risks (“structured liabilities”). The Company elected the fair-value option, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair-value basis. These positions will continue to be classified as debt, deposits or derivatives (Trading account liabilities) on the Company’s Consolidated Balance Sheet according to their legal form.

For those structured liabilities classified as Long-term debt for which the fair-value option has been elected, the aggregate unpaid principal balance exceeds the aggregate fair value of such instruments by $277 million as of December 31, 2008 and $7 million as of December 31, 2007.

The change in fair value for these structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income.

Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

Certain non-structured liabilities

The Company has elected the fair-value option for certain non-structured liabilities with fixed and floating interest rates (“non-structured liabilities”).

The Company has elected the fair-value option where the interest-rate risk of such liabilities is economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be accounted for at fair value through earnings. The election has been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Short-term borrowings and Long-term debt on the Company’s Consolidated Balance Sheet.

The majority of these non-structured liabilities are a result of the Company’s election of the fair-value option for liabilities associated with the Citi-advised Structured Investment Vehicles (SIVs), which were consolidated during the fourth quarter of 2007. The change in fair values of the SIVs’ liabilities reported in earnings was $2.6 billion for the year ended December 31, 2008. For these non-structured liabilities the aggregate fair value is $263 million lower than the aggregate unpaid principal balance as of December 31, 2008.

For all other non-structured liabilities classified as Long-term debt for which the fair-value option has been elected, the aggregate unpaid principal balance exceeds the aggregate fair value of such instruments by $97 million as of December 31, 2008 while the aggregate fair value exceeded the aggregate unpaid principal by $112 million as of December 31, 2007. The change in fair value of these non-structured liabilities reported a gain of $1.2 billion for the year ended December 31, 2008.

The change in fair value for these non-structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income.

Related interest expense continues to be measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

Certain mortgage loans

Citigroup has elected the fair-value option for certain purchased and originated prime fixed-rate and conforming adjustable-rate first mortgage loans held-for-sale. These loans are intended for sale or securitization and are hedged with derivative instruments. The Company has elected the fair-value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications. The fair-value option was not elected for loans held-for-investment, as those loans are not hedged with derivative instruments. This election was effective for applicable instruments originated or purchased on or after September 1, 2007.

The following table provides information about certain mortgage loans carried at fair value:

In millions of dollars	December 31, 2008	December 31, 2007
Carrying amount reported on the Consolidated Balance Sheet	$4,273	$6,392
Aggregate fair value in excess of unpaid principal balance	$138	$136
Balance on non-accrual loans or loans more than 90 days past due	$9	$17
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	$2	$—

The changes in fair values of these mortgage loans is reported in Other revenue in the Company’s Consolidated Statement of Income. The changes in fair value during the year ended December 31, 2008 due to instrument-specific credit risk resulted in a $32 million loss. The change in fair value during 2007 due to instrument-specific credit risk was immaterial. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

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

The Company has elected fair-value accounting for these instruments because these exposures are considered to be trading-related positions and, therefore, are managed on a fair-value basis. In addition, the accounting for these instruments is simplified under a fair-value approach as it eliminates the complicated operational requirements of bifurcating the embedded derivatives from the host contracts and accounting for each separately. The hybrid financial instruments are classified as Trading account assets, Loans, Deposits, Trading account liabilities (for prepaid derivatives), Short-term borrowings or Long-Term Debt on the Company’s Consolidated Balance Sheet according to their legal form, while residual interests in certain securitizations are classified as Trading account assets.

For hybrid financial instruments for which fair-value accounting has been elected under SFAS 155 and that are classified as Long-term debt, the aggregate unpaid principal exceeds the aggregate fair value by $1.9 billion as of December 31, 2008, while the aggregate fair value exceeds the aggregate unpaid principal balance by $460 million as of December 31, 2007. The difference for those instruments classified as Loans is immaterial.

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

Mortgage servicing rights

The Company accounts for mortgage servicing rights (MSRs) at fair value in accordance with SFAS 156. Fair value for MSRs is determined using an option-adjusted spread valuation approach. This approach consists of projecting servicing cash flows under multiple interest-rate scenarios and discounting these cash flows using risk-adjusted rates. The model assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The fair value of MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company hedges a significant portion of the values of its MSRs through the use of interest-rate derivative contracts, forward-purchase commitments of mortgage-backed securities, and purchased securities classified as trading. See Note 23 on page 174 for further discussions regarding the accounting and reporting of MSRs.

These MSRs, which totaled $5.7 billion and $8.4 billion as of December 31, 2008 and December 31, 2007, respectively, are classified as Mortgage servicing rights on Citigroup’s Consolidated Balance Sheet. Changes in fair value of MSRs are recorded in Commissions and fees in the Company’s Consolidated Statement of Income.

28. FAIR VALUE OF FINANCIAL INSTRUMENTS (SFAS 107)

Estimated Fair Value of Financial Instruments

The table below presents the carrying value and fair value of Citigroup’s financial instruments. The disclosure excludes leases, affiliate investments, pension and benefit obligations and insurance policy claim reserves. In addition, contractholder fund amounts exclude certain insurance contracts. Also as required, the disclosure excludes the effect of taxes, any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, excess fair value associated with deposits with no fixed maturity and other expenses that would be incurred in a market transaction. In addition, the table excludes the values of non-financial assets and liabilities, as well as a wide range of franchise, relationship and intangible values (but includes mortgage servicing rights), which are integral to a full assessment of Citigroup’s financial position and the value of its net assets.

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments not accounted for at fair value under SFAS 155 or SFAS 159, as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used when available for investments and for both trading and end-user derivatives, as well as for liabilities, such as long-term debt, with quoted prices. For performing loans not accounted for at fair value under SFAS 155 or SFAS 159, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering the time of collection and the premium for the uncertainty of the flows. The value of collateral is also considered. For liabilities such as long-term debt not accounted for at fair value under SFAS 155 or SFAS 159 and without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

For additional information regarding the Company’s determination of fair value, including items accounted for at fair value under SFAS 155, SFAS 156, and SFAS 159, see Note 27 on page 200.

	2008		2007
In billions of dollars at year end	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments	$256.0	$251.9	$215.0	$215.0
Federal funds sold and securities borrowed or purchased under agreements to resell	184.1	184.1	274.1	274.1
Trading account assets	377.6	377.6	539.0	539.0
Loans (1)	660.9	642.7	753.7	769.4
Other financial assets (2)	316.6	316.6	268.8	269.0

	2008		2007
In billions of dollars at year end	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Liabilities
Deposits	$774.2	$772.9	$826.2	$826.2
Federal funds purchased and securities loaned or sold under agreements to repurchase	205.3	205.3	304.2	304.2
Trading account liabilities	167.5	167.5	182.1	182.1
Long-term debt	359.6	317.1	427.1	422.6
Other financial liabilities (3)	253.9	253.9	280.4	280.4

(1)	The carrying value of loans is net of the Allowance for loan losses of $29.6 billion for 2008 and $16.1 billion for 2007. In addition, the carrying values exclude $3.7 billion and $8.2 billion of lease finance receivables in 2008 and 2007, respectively.
(2)	Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverable, mortgage servicing rights, separate and variable accounts and other financial instruments included in Other assets on the Consolidated Balance Sheet, all of which the carrying value is a reasonable estimate of fair value.
(3)	Includes brokerage payables, separate and variable accounts, short-term borrowings and other financial instruments included in Other Liabilities on the Consolidated Balance Sheet, all of which the carrying value is a reasonable estimate of fair value.

Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value and as existing assets and liabilities run off and new transactions are entered into.

The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup’s loans, in aggregate, by $18.2 billion in 2008 while the estimated fair values of Citigroup loans, in aggregate, exceeded the carrying values (reduced by the allowance for loan losses) by $15.7 billion in 2007. Within these totals, carrying values net of allowance exceeded estimated fair value for consumer loans by $15.9 billion, a decrease of $28.6 billion from 2007. The carrying values net of allowance exceeded the estimated fair values by $2.3 billion for corporate loans, a decrease of $5.3 billion from 2007.

29. PLEDGED ASSETS, COLLATERAL, COMMITMENTS AND GUARANTEES

Pledged Assets

At December 31, 2008 and 2007, the approximate fair values of securities sold under agreements to repurchase and other assets pledged, excluding the impact of FIN 39 and FIN 41, were as follows:

In millions of dollars	2008	2007(1)
For securities sold under agreements to repurchase	$237,055	$296,991
As collateral for securities borrowed for approximately equivalent value	81,740	75,572
As collateral on bank loans	144,982	151,957
To clearing organizations or segregated under securities laws and regulations	41,312	42,793
For securities loaned	51,158	94,161
Other	52,576	27,847
Total	$608,823	$689,321

(1)	Reclassified to conform to the current period’s presentation.

In addition, included in cash and due from banks at December 31, 2008 and 2007 are $11.7 billion and $9.6 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.

At December 31, 2008 and 2007, the Company had $3.1 billion and $5.3 billion, respectively, of outstanding letters of credit from third-party banks to satisfy various collateral and margin requirements.

Collateral

At December 31, 2008 and 2007, the approximate market value of collateral received by the Company that may be sold or repledged by the Company, excluding amounts netted in accordance with FIN 39 and FIN 41, was $340.2 billion and $405.0 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions and margined broker loans.

At December 31, 2008 and 2007, a substantial portion of the collateral received by the Company had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities borrowings and loans, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions and bank loans.

In addition, at December 31, 2008 and 2007, the Company had pledged $236 billion and $196 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

Lease Commitments

Rental expense (principally for offices and computer equipment) was $2.7 billion, $2.3 billion and $1.9 billion for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum annual rentals under noncancelable leases, net of sublease income, are as follows:

In millions of dollars
2009	$1,470
2010	1,328
2011	1,134
2012	1,010
2013	922
Thereafter	3,415
Total	$9,279

Guarantees

The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), provides initial measurement and disclosure guidance in accounting for guarantees. FIN 45 requires that, for certain contracts meeting the definition of a guarantee, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee.

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

The following tables present information about the Company’s guarantees at December 31, 2008 and December 31, 2007:

	Maximum potential amount of future payments			Carrying value (in millions)
In billions of dollars at December 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding
2008
Financial standby letters of credit	$31.6	$62.6	$94.2	$289.0
Performance guarantees	9.4	6.9	16.3	23.6
Derivative instruments considered to be guarantees	22.5	45.4	67.9	1,301.5
Guarantees of collection of contractual cash flows (1)	—	0.3	0.3	—
Loans sold with recourse	—	0.3	0.3	56.4
Securities lending indemnifications (1)	47.6	—	47.6	—
Credit card merchant processing (1)	56.7	—	56.7	—
Custody indemnifications and other	—	21.6	21.6	149.2
Total	$167.8	$137.1	$304.9	$1,819.7

	Maximum potential amount of future payments			Carrying value (in millions)
In billions of dollars at December 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding
2007 (2)
Financial standby letters of credit	$43.5	$43.6	$87.1	$160.6
Performance guarantees	11.3	6.8	18.1	24.4
Derivative instruments considered to be guarantees	4.2	0.7	4.9	163.0
Loans sold with recourse	—	0.5	0.5	45.5
Securities lending indemnifications (1)	153.4	—	153.4	—
Credit card merchant processing (1)	64.0	—	64.0	—
Custody indemnifications and other	—	53.4	53.4	306.0
Total	$276.4	$105.0	$381.4	$699.5

(1)	The carrying values of guarantees of collections of contractual cash flows, securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.
(2)	Reclassified to conform to the current period’s presentation.

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

Performance Guarantees

Performance guarantees and letters of credit are issued to guarantee a customer’s tender bid on a construction or systems-installation project or to guarantee completion of such projects in accordance with contract terms. They are also issued to support a customer’s obligation to supply specified products, commodities, or maintenance or warranty services to a third party.

Derivative Instruments Considered to Be Guarantees

Derivatives are financial instruments whose cash flows are based on a notional amount or an underlying instrument, where there is little or no initial investment, and whose terms require or permit net settlement. Derivatives may be used for a variety of reasons, including risk management, or to enhance returns. Financial institutions often act as intermediaries for their clients, helping clients reduce their risks. However, derivatives may also be used to take a risk position.

The derivative instruments considered guarantees, which are presented in the table above, include only those instruments that require Citi to make payments to the counterparty based on changes in an underlying that is related to an asset, a liability, or an equity security held by the guaranteed party. More specifically, derivative instruments considered guarantees include certain over-the-counter written put options where the counterparty is not a bank, hedge fund or broker-dealer (such counterparties are considered to be dealers in these markets, and may therefore not hold the underlying instruments). However, credit derivatives sold by the Company are excluded from this presentation, as they are disclosed separately within this note below. In addition, non-credit derivative contracts that are cash settled and for which the Company is unable to assert that it is probable the counterparty held the underlying instrument at the inception of the contract also are excluded from the disclosure above.

In instances where the Company’s maximum potential future payment is unlimited, the notional amount of the contract is disclosed.

Guarantees of Collection of Contractual Cash Flows

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

Citigroup’s primary credit card business is the issuance of credit cards to individuals. In addition, the Company provides transaction processing services to various merchants with respect to bankcard and private-label cards. In the event of a billing dispute with respect to a bankcard transaction between a merchant and a cardholder that is ultimately resolved in the cardholder’s favor, the third party holds the primary contingent liability to credit or refund the amount to the cardholder and charge back the transaction to the merchant. If the third party is unable to collect this amount from the merchant, it bears the loss for the amount of the credit or refund paid to the cardholder.

The Company continues to have the primary contingent liability with respect to its portfolio of private-label merchants. The risk of loss is mitigated as the cash flows between the third party or the Company and the merchant are settled on a net basis and the third party or the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, the third party or the Company may require a merchant to make an escrow deposit, delay settlement, or include event triggers to provide the third party or the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). In the unlikely event that a private label merchant is unable to deliver products, services or a refund to its private label cardholders, Citigroup is contingently liable to credit or refund cardholders. In addition, although a third party holds the primary contingent liability with respect to the processing of bankcard transactions, in the event that the third party does not have sufficient collateral from the merchant or sufficient financial resources of its own to provide the credit or refunds to the cardholders, Citigroup would be liable to credit or refund the cardholders.

The Company’s maximum potential contingent liability related to both bankcard and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At December 31, 2008 and December 31, 2007, this maximum potential exposure was estimated to be $57 billion and $64 billion, respectively.

However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company’s historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At December 31, 2008 and December 31, 2007, the estimated losses incurred and the carrying amounts of the Company’s contingent obligations related to merchant processing activities were immaterial.

Custody Indemnifications

Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients’ assets.

Other

In the fourth quarter of 2007, Citigroup recorded a $306 million (pretax) charge related to certain of Visa USA’s litigation matters. As of December 31, 2008, the carrying value of the reserve was $149 million and was included in Other liabilities.

Other Guarantees and Indemnifications

The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2008 and 2007, the actual and estimated losses incurred and the carrying value of the Company’s obligations related to these programs were immaterial.

In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company’s own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2008 and December 31, 2007, related to these indemnifications and they are not included in the table.

In addition, the Company is a member of or shareholder in hundreds of value-transfer networks (VTNs) (payment clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member’s default on its obligations. The Company’s potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company’s participation in VTNs is not reported in the table and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2008 or December 31, 2007 for potential obligations that could arise from the Company’s involvement with VTN associations.

At December 31, 2008 and December 31, 2007, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the table amounted to approximately $1,820 million and $700 million, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at December 31, 2008 and December 31, 2007, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $887 million and $1.25 billion relating to letters of credit and unfunded lending commitments, respectively.

Collateral

Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $33 billion and $112 billion at December 31, 2008 and December 31, 2007, respectively. Securities and other marketable assets held as collateral amounted to $27 billion and $54 billion, the majority of which collateral is held to reimburse losses realized under securities lending indemnifications. The decrease from the prior year is in line with the decrease in the notional amount of these indemnifications, which are collateralized. Additionally, letters of credit in favor of the Company held as collateral amounted to $503 million and $370 million at December 31, 2008 and December 31, 2007, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Performance Risk

Citigroup evaluates the performance risk of its guarantees based on the assigned referenced counterparty internal or external ratings. Where external ratings are used, investment-grade ratings are considered to be Baa/BBB and above, while anything below is considered non-investment grade. The Citigroup internal ratings are in line with the related external rating system. On certain underlying referenced credits or entities, ratings are not available. Such referenced credits are included in the “Not-rated” category. The maximum potential amount of the future payments related to guarantees and credit derivatives sold is determined to be the notional amount of these contracts, which is the par amount of the assets guaranteed.

Presented in the table below is the maximum potential amount of future payments classified based upon internal and external credit ratings as of December 31, 2008. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$49.2	$28.6	$16.4	$94.2
Performance guarantees	5.7	5.0	5.6	16.3
Derivative instruments deemed to be guarantees	—	—	67.9	67.9
Guarantees of collection of contractual cash flows	—	—	0.3	0.3
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	47.6	47.6
Credit card merchant processing	—	—	56.7	56.7
Custody indemnifications and other	18.5	3.1	—	21.6
Total	$73.4	$36.7	$194.8	$304.9

Credit Derivatives

A credit derivative is a bilateral contract between a buyer and a seller under which the seller sells protection against the credit risk of a particular entity (“reference entity” or “reference credit”). Credit derivatives generally require that the seller of credit protection make payments to the buyer upon the occurrence of predefined credit events (commonly referred to as “settlement triggers”). These settlement triggers are defined by the form of the derivative and the reference credit and are generally limited to the market standard of failure to pay on indebtedness and bankruptcy of the reference credit and, in a more limited range of transactions, debt restructuring. Credit derivative transactions referring to emerging market reference credits will also typically include additional settlement triggers to cover the acceleration of indebtedness and the risk of repudiation or a payment moratorium. In certain transactions, protection may be provided on a portfolio of referenced credits or asset-backed securities. The seller of such protection may not be required to make payment until a specified amount of losses has occurred with respect to the portfolio and/or may only be required to pay for losses up to a specified amount.

The Company makes markets in and trades a range of credit derivatives, both on behalf of clients as well as for its own account. Through these contracts, the Company either purchases or writes protection on either a single name or a portfolio of reference credits. The Company uses credit derivatives to help mitigate credit risk in its corporate loan portfolio and other cash positions, to take proprietary trading positions, and to facilitate client transactions.

The range of credit derivatives sold includes credit default swaps, total return swaps and credit options.

A credit default swap is a contract in which, for a fee, a protection seller (guarantor) agrees to reimburse a protection buyer (beneficiary) for any losses that occur due to a credit event on a reference entity. If there is no credit default event or settlement trigger, as defined by the specific derivative contract, then the guarantor makes no payments to the beneficiary and receives only the contractually specified fee. However, if a credit event occurs and in accordance with the specific derivative contract sold, the guarantor will be required to make a payment to the beneficiary.

A total return swap transfers the total economic performance of a reference asset, which includes all associated cash flows, as well as capital appreciation or depreciation. The protection buyer (beneficiary) receives a floating rate of interest and any depreciation on the reference asset from the protection seller (guarantor), and in return the protection seller receives the cash flows associated with the reference asset, plus any appreciation. Thus, the beneficiary will be obligated to make a payment any time the floating interest rate payment according to the total return swap agreement and any depreciation of the reference asset exceed the cash flows associated with the underlying asset. A total return swap may terminate upon a default of the reference asset subject to the provisions in the related total return swap agreement between the protection seller (guarantor) and the protection buyer (beneficiary).

A credit option is a credit derivative that allows investors to trade or hedge changes in the credit quality of the reference asset. For example, in a credit spread option, the option writer (guarantor) assumes the obligation to purchase or sell the reference asset at a specified “strike” spread level. The option purchaser (beneficiary) buys the right to sell the reference asset to, or purchase it from, the option writer at the strike spread level. The payments on credit spread options depend either on a particular credit spread or the price of the underlying credit-sensitive asset. The options usually terminate if the underlying assets default.

A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return which will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of December 31, 2008, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

The following table summarizes the key characteristics of the Company’s credit derivative portfolio as protection seller (guarantor) as of December 31, 2008:

In millions of dollars	Maximum potential amount of future payments	Fair value (payable)
By industry/counterparty
Bank	$943,949	$118,428
Broker-dealer	365,664	55,458
Monoline	139	91
Non-financial	7,540	2,556
Insurance and other financial institutions	125,988	21,700
Total by industry/counterparty	$1,443,280	$198,233
By instrument:
Credit default swaps and options	$1,441,375	$197,981
Total return swaps and other	1,905	252
Total by instrument	$1,443,280	$198,233
By rating:
Investment grade	$851,426	$83,672
Non-investment grade	410,483	87,508
Not rated	181,371	27,053
Total by rating	$1,443,280	$198,233

Citigroup evaluates the payment/performance risk of the credit derivatives to which it stands as guarantor based on the credit rating which has been assigned to the underlying referenced credit. Where external ratings by nationally recognized statistical rating organizations (such as Moody’s and S&P), are used, investment grade ratings are considered to be Baa/BBB or above, while anything below is considered non-investment grade. The Citigroup internal ratings are in line with the related external credit rating system. On certain underlying referenced credit, mainly related to over-the-counter credit derivatives, ratings are not available, and these are included in the not-rated category. Credit derivatives written on an underlying non-investment grade referenced credit represent greater payment risk to the Company. The non-investment grade category in the table above primarily includes credit derivatives where the underlying referenced entity has been downgraded subsequent to the inception of the derivative.

The maximum potential amount of future payments under credit derivative contracts presented in the table above is based on the notional value of the derivatives. The Company believes that the maximum potential amount of future payments for credit protection sold is not representative of the actual loss exposure based on historical experience. This maximum potential amount has not been reduced by the Company’s rights to the underlying assets and the related cash flows. In accordance with most credit derivative contracts, should a credit event (or settlement trigger) occur, the Company is usually liable for the difference between the protection sold and the recourse it holds in the value of the underlying assets. Thus, if the reference entity defaults, Citi will generally have a right to collect on the underlying reference credit and any related cash flows, while being liable for the full notional amount of credit protection sold to the buyer. Furthermore, this maximum potential amount of future payments for credit protection sold has not been reduced for any cash collateral paid to a given counterparty, as such payments would be calculated after netting all derivative exposures, including any credit derivatives, with that counterparty in accordance with a related master netting agreement. Due to such netting processes, determining the amount of collateral that corresponds to credit derivative exposures only is not possible. The Company actively monitors open credit risk exposures, and manages this exposure using a variety of strategies including purchased credit derivatives, cash collateral or direct holdings of the referenced assets. This risk mitigation activity is not captured in the table above.

Credit Commitments

The table below summarizes Citigroup’s other commitments as of December 31, 2008 and December 31, 2007.

In millions of dollars	U.S.	Outside U.S.	December 31, 2008	December 31, 2007
Commercial and similar letters of credit	$2,187	$6,028	$8,215	$9,175
One- to four-family residential mortgages	628	309	937	4,587
Revolving open-end loans secured by one- to four-family residential properties	22,591	2,621	25,212	35,187
Commercial real estate, construction and land development	2,084	618	2,702	4,834
Credit card lines	867,261	135,176	1,002,437	1,103,535
Commercial and other consumer loan commitments	217,818	92,179	309,997	473,631
Total	$1,112,569	$236,931	$1,349,500	$1,630,949

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

Commercial and similar letters of credit

A commercial letter of credit is an instrument by which Citigroup substitutes its credit for that of a customer to enable the customer to finance the purchase of goods or to incur other commitments. Citigroup issues a letter on behalf of its client to a supplier and agrees to pay the supplier upon presentation of documentary evidence that the supplier has performed in accordance with the terms of the letter of credit. When drawn, the customer then is required to reimburse Citigroup.

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

Commercial real estate, construction and land development

Commercial real estate, construction and land development include unused portions of commitments to extend credit for the purpose of financing commercial and multifamily residential properties as well as land development projects. Both secured-by-real-estate and unsecured commitments are included in this line. In addition, undistributed loan proceeds, where there is an obligation to advance for construction progress, payments are also included in this line. However, this line only includes those extensions of credit that once funded will be classified as Loans on the Consolidated Balance Sheet.

Credit card lines

Citigroup provides credit to customers by issuing credit cards. The credit card lines are unconditionally cancellable by the issuer.

Commercial and other consumer loan commitments

Commercial and other consumer loan commitments include commercial commitments to make or purchase loans, to purchase third-party receivables and to provide note issuance or revolving underwriting facilities. Amounts include $140 billion and $259 billion with an original maturity of less than one year at December 31, 2008 and December 31, 2007, respectively.

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

30. CONTINGENCIES

As described in the “Legal Proceedings” discussion on page 227, the Company has been a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with:

(i)	underwritings for, and research coverage of, WorldCom;
(ii)	underwritings for Enron and other transactions and activities related to Enron;
(iii)	transactions and activities related to research coverage of companies other than WorldCom; and
(iv)	transactions and activities related to the IPO Securities Litigation.

As of December 31, 2008, the Company’s litigation reserve for these matters, net of amounts previously paid or not yet paid but committed to be paid in connection with the Enron class action settlement and other settlements arising out of these matters, was approximately $0.8 billion. The Company believes that this reserve is adequate to meet all of its remaining exposure for these matters.

As described in the “Legal Proceedings” discussion on page 227, the Company is also a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with other matters. In view of the large number of litigation matters, the uncertainties of the timing and outcome of this type of litigation, the novel issues presented, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the Company’s litigation reserves. The Company will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interests of the Company.

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

31. CITIBANK, N.A. STOCKHOLDER’S EQUITY

Statement of Changes in Stockholder’s Equity

In millions of dollars, except shares	Year ended December 31
	2008	2007	2006
Preferred stock ($100 par value)
Balance, beginning of year	$—	$—	$—
Redemption or retirement of preferred stock	—	—	—
Balance, end of year	$—	$—	$—
Common stock ($20 par value)
Balance, beginning of year — shares: 37,534,553 in 2008, 2007 and 2006	$751	$751	$751
Balance, end of year — shares: 37,534,553 in 2008, 2007 and 2006	$751	$751	$751
Surplus
Balance, beginning of year	$69,135	$43,753	$37,978
Capital contribution from parent company	6,177	25,267	5,589
Employee benefit plans	183	85	176
Other (1)	(728)	30	10
Balance, end of year	$74,767	$69,135	$43,753
Retained earnings
Balance, beginning of year	$31,915	$30,358	$24,062
Adjustment to opening balance, net of taxes (2)	—	(96)	—
Adjusted balance, beginning of period	$31,915	$30,262	$24,062
Net income (loss)	(6,215)	2,304	9,338
Dividends paid	(41)	(651)	(3,042)
Other (1)	(3,924)	—	—
Balance, end of year	$21,735	$31,915	$30,358
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(2,495)	$(1,709)	$(2,550)
Adjustment to opening balance, net of taxes (3)	—	(1)	—
Adjusted balance, beginning of period	$(2,495)	$(1,710)	$(2,550)
Net change in unrealized gains (losses) on investment securities available-for-sale, net of taxes	(6,746)	(1,142)	234
Net change in foreign currency translation adjustment, net of taxes	(5,651)	2,143	1,926
Net change in cash flow hedges, net of taxes	(1,162)	(1,954)	(430)
Pension liability adjustment, net of taxes	159	168	(3)
Adjustment to initially apply SFAS 158, net of taxes	—	—	(886)
Net change in Accumulated other comprehensive income (loss)	$(13,400)	$(785)	$841
Balance, end of year	$(15,895)	$(2,495)	$(1,709)

(Statement continues on next page)

Statement of Changes in Stockholder’s Equity

(Continued)

In millions of dollars, except shares	Year ended December 31
	2008	2007	2006
Total common stockholder’s equity	$81,358	$99,306	$73,153
Total stockholder’s equity	$81,358	$99,306	$73,153
Comprehensive income (loss)
Net income (loss)	$(6,215)	$2,304	$9,338
Net change in Accumulated other comprehensive income (loss)	(13,400)	(785)	841
Comprehensive income (loss)	$(19,615)	$1,519	$10,179

(1)	Primarily represents the transfer of Citibank, N.A.’s investment in Citi Financial Japan, KK to the Citigroup’s affiliate, Nikko Citi Holdings.
(2)	The adjustment to opening balance for Retained earnings represents the total of the after-tax gain (loss) amounts for the adoption of the following accounting pronouncements:

•	SFAS 157 for $9 million,
•	SFAS 159 for $15 million,
•	FSP 13-2 for $(142) million, and
•	FIN 48 for $22 million.

See Notes 1, 26 and 27 on pages 121, 191 and 200, respectively.

(3)	The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to several miscellaneous items previously reported in accordance with SFAS 115. The related unrealized gains and losses were reclassified to Retained earnings upon the adoption of the fair value option in accordance with SFAS 159. See Notes 1 and 27 on pages 121 and 200 for further discussions.

32. SUBSEQUENT EVENTS

Exchange Offer and U.S. Government Exchange

On February 27, 2009, Citigroup announced an exchange offer of its common stock for up to $27.5 billion of its existing preferred securities and trust preferred securities at a conversion price of $3.25 per share. The U.S. government will match this exchange up to a maximum of $25 billion of its preferred stock at the same conversion price. These transactions will significantly dilute the existing common stockholders of the Company. As announced, the transactions will increase the Company’s tangible common equity (TCE). The transactions will require no additional U.S. government investment in Citigroup and will not change the Company’s overall strategy or operations. In addition, the transactions will not change the Company’s Tier 1 Capital Ratio of 11.9% as of December 31, 2008. In connection with the transactions, Citigroup will suspend dividends on its preferred securities (other than its trust preferred securities) and, as a result, on its common stock. Full implementation of the proposed exchange offer is subject to approval of Citigroup’s shareholders, which cannot be guaranteed.

Reset of Conversion Terms of the $12.5 Billion Convertible Preferred Stock

On January 23, 2009, pursuant to Citibank’s prior agreement with the purchasers of the $12.5 billion convertible preferred stock issued in a private offering during 2008, the conversion price was reset from $31.62 per share to $26.35 per share. The reset will result in Citigroup issuing approximately 79 million additional common shares if converted. There will be no impact to net income, total stockholders’ equity or capital ratios due to the reset. However, the reset will result in a reclassification from retained earnings to additional paid in capital of $1.2 billion to reflect the benefit of the reset to the preferred stockholders.

33. CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

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

Condensed Consolidating Statement of Income

	Year ended December 31, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$1,788	$—	$—	$—	$—	$—	$(1,788)	$—

Interest revenue	758	18,569	3	7,218	8,261	79,064	(7,218)	106,655
Interest revenue—intercompany	4,822	2,109	5,156	67	575	(12,662)	(67)	—
Interest expense	9,455	11,607	3,294	141	608	27,999	(141)	52,963
Interest expense—intercompany	(306)	5,014	290	2,435	2,202	(7,200)	(2,435)	—
Net interest revenue	$(3,569)	$4,057	$1,575	$4,709	$6,026	$45,603	$(4,709)	$53,692
Commissions and fees	$(1)	$7,361	$—	$87	$182	$3,685	$(87)	$11,227
Commissions and fees—intercompany	—	521	—	37	52	(573)	(37)	—
Principal transactions	(159)	(22,175)	5,261	—	(6)	(5,109)	—	(22,188)
Principal transactions—intercompany	962	479	(4,070)	—	180	2,449	—	—
Other income	(6,253)	2,896	(174)	389	344	13,249	(389)	10,062
Other income—intercompany	6,521	2,635	187	27	69	(9,412)	(27)	—
Total non-interest revenues	$1,070	$(8,283)	$1,204	$540	$821	$4,289	$(540)	$(899)
Total revenues, net of interest expense	$(711)	$(4,226)	$2,779	$5,249	$6,847	$49,892	$(7,037)	$52,793
Provisions for credit losses and for benefits and claims	$—	$381	$—	$4,638	$5,020	$29,313	$(4,638)	$34,714
Expenses
Compensation and benefits	$(150)	$9,651	$—	$667	$906	$22,033	$(667)	$32,440
Compensation and benefits—intercompany	9	912	—	188	189	(1,110)	(188)	—
Other expense	219	4,197	3	663	1,260	33,015	(663)	38,694
Other expense—intercompany	594	1,828	51	451	498	(2,971)	(451)	—
Total operating expenses	$672	$16,588	$54	$1,969	$2,853	$50,967	$(1,969)	$71,134
Income (loss) from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	$(1,383)	$(21,195)	$2,725	$(1,358)	$(1,026)	$(30,388)	$(430)	$(53,055)
Income taxes (benefits)	(2,223)	(8,463)	953	(526)	(310)	(10,569)	526	(20,612)
Minority interest, net of taxes	—	—	—	—	—	(349)	—	(349)
Equities in undistributed income of subsidiaries	(29,122)	—	—	—	—	—	29,122	—
Income (loss) from continuing operations	$(28,282)	$(12,732)	$1,772	$(832)	$(716)	$(19,470)	$28,166	$(32,094)
Income from discontinued operations, net of taxes	598	—	—	—	—	3,812	—	4,410
Net income (loss)	$(27,684)	$(12,732)	$1,772	$(832)	$(716)	$(15,658)	$28,166	$(27,684)

Condensed Consolidating Statement of Income

	Year ended December 31, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$10,632	$—	$—	$—	$—	$—	$(10,632)	$—

Interest revenue	426	31,438	6	6,754	7,854	81,705	(6,754)	121,429
Interest revenue—intercompany	5,507	1,695	6,253	137	630	(14,085)	(137)	—
Interest expense	7,994	24,489	4,331	189	759	38,478	(189)	76,051
Interest expense—intercompany	(80)	5,871	882	2,274	2,955	(9,628)	(2,274)	—
Net interest revenue	$(1,981)	$2,773	$1,046	$4,428	$4,770	$38,770	$(4,428)	$45,378
Commissions and fees	$—	$11,089	$—	$95	$186	$9,431	$(95)	$20,706
Commissions and fees—intercompany	(3)	184	—	21	25	(206)	(21)	—
Principal transactions	380	(11,382)	(68)	—	2	(1,018)	—	(12,086)
Principal transactions—intercompany	118	605	(561)	—	(30)	(132)	—	—
Other income	(1,233)	4,594	150	452	664	20,322	(452)	24,497
Other income—intercompany	1,008	1,488	(117)	26	(30)	(2,349)	(26)	—
Total non-interest revenues	$270	$6,578	$(596)	$594	$817	$26,048	$(594)	$33,117
Total revenues, net of interest expense	$8,921	$9,351	$450	$5,022	$5,587	$64,818	$(15,654)	$78,495
Provisions for credit losses and for benefits and claims	$—	$40	$—	$2,515	$2,786	$15,091	$(2,515)	$17,917
Expenses
Compensation and benefits	$170	$11,631	$—	$679	$894	$21,197	$(679)	$33,892
Compensation and benefits—intercompany	11	1	—	161	162	(174)	(161)	—
Other expense	383	3,696	2	524	713	21,116	(524)	25,910
Other expense—intercompany	241	1,959	71	299	397	(2,668)	(299)	—
Total operating expenses	$805	$17,287	$73	$1,663	$2,166	$39,471	$(1,663)	$59,802
Income (loss) from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	$8,116	$(7,976)	$377	$844	$635	$10,256	$(11,476)	$776
Income taxes (benefits)	(933)	(3,050)	133	287	205	1,147	(287)	(2,498)
Minority interest, net of taxes	—	—	—	—	—	285	—	285
Equities in undistributed income of subsidiaries	(5,432)	—	—	—	—	—	5,432	—
Income (loss) from continuing operations	$3,617	$(4,926)	$244	$557	$430	$8,824	$(5,757)	$2,989
Income from discontinued operations, net of taxes	—	—	—	—	—	628	—	628
Net income (loss)	$3,617	$(4,926)	$244	$557	$430	$9,452	$(5,757)	$3,617

Condensed Consolidating Statement of Income

	Year ended December 31, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$17,327	$—	$—	$—	$—	$—	$(17,327)	$—

Interest revenue	453	23,757	—	5,989	7,073	62,328	(5,989)	93,611
Interest revenue—intercompany	4,213	608	3,298	88	419	(8,538)	(88)	—
Interest expense	6,041	18,787	2,153	190	722	27,980	(190)	55,683
Interest expense—intercompany	(53)	2,940	890	1,710	2,472	(6,249)	(1,710)	—
Net interest revenue	$(1,322)	$2,638	$255	$4,177	$4,298	$32,059	$(4,177)	$37,928
Commissions and fees	$—	$9,539	$—	$66	$156	$9,155	$(66)	$18,850
Commissions and fees—intercompany	—	274	—	43	42	(316)	(43)	—
Principal transactions	44	4,319	(285)	—	15	3,897	—	7,990
Principal transactions—intercompany	(14)	(295)	152	—	—	157	—	—
Other income	126	3,879	46	458	618	16,890	(458)	21,559
Other income—intercompany	(120)	802	(18)	9	18	(682)	(9)	—
Total non-interest revenues	$36	$18,518	$(105)	$576	$849	$29,101	$(576)	$48,399
Total revenues, net of interest expense	$16,041	$21,156	$150	$4,753	$5,147	$61,160	$(22,080)	$86,327
Provisions for credit losses and for benefits and claims	$—	$70	$—	$1,209	$1,395	$6,072	$(1,209)	$7,537
Expenses
Compensation and benefits	$93	$11,240	$—	$759	$967	$17,452	$(759)	$29,752
Compensation and benefits—intercompany	7	1	—	137	138	(146)	(137)	—
Other expense	174	3,661	1	528	690	16,023	(528)	20,549
Other expense—intercompany	155	1,627	44	198	266	(2,092)	(198)	—
Total operating expenses	$429	$16,529	$45	$1,622	$2,061	$31,237	$(1,622)	$50,301
Income from continuing operations before taxes, minority interest, and equity in undistributed income of subsidiaries	$15,612	$4,557	$105	$1,922	$1,691	$23,851	$(19,249)	$28,489
Income taxes (benefits)	(757)	1,344	41	687	545	6,576	(687)	7,749
Minority interest, net of taxes	—	—	—	—	—	289	—	289
Equities in undistributed income of subsidiaries	5,169	—	—	—	—	—	(5,169)	—
Income from continuing operations	$21,538	$3,213	$64	$1,235	$1,146	$16,986	$(23,731)	$20,451
Income from discontinued operations, net of taxes	—	89	—	—	—	998	—	1,087
Net income	$21,538	$3,302	$64	$1,235	$1,146	$17,984	$(23,731)	$21,538

Condensed Consolidating Balance Sheet

	December 31, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$3,142	$—	$149	$211	$25,900	$(149)	$29,253
Cash and due from banks—intercompany	13	1,415	1	141	185	(1,614)	(141)	—
Federal funds sold and resale agreements	—	167,589	—	—	—	16,544	—	184,133
Federal funds sold and resale agreements—intercompany	—	31,446	—	—	—	(31,446)	—	—
Trading account assets	20	155,136	88	—	15	222,376	—	377,635
Trading account assets—intercompany	818	11,197	4,439	—	182	(16,636)	—	—
Investments	25,611	382	—	2,059	2,366	227,661	(2,059)	256,020
Loans, net of unearned income	—	663	—	48,663	55,387	638,166	(48,663)	694,216
Loans, net of unearned income—intercompany	—	—	134,744	3,433	11,129	(145,873)	(3,433)	—
Allowance for loan losses	—	(122)	—	(3,415)	(3,649)	(25,845)	3,415	(29,616)
Total loans, net	$—	$541	$134,744	$48,681	$62,867	$466,448	$(48,681)	$664,600
Advances to subsidiaries	167,043	—	—	—	—	(167,043)	—	—
Investments in subsidiaries	149,424	—	—	—	—	—	(149,424)	—
Other assets	12,148	74,740	51	6,156	6,970	332,920	(6,156)	426,829
Other assets—intercompany	14,998	108,952	3,997	254	504	(128,451)	(254)	—
Total assets	$370,075	$554,540	$143,320	$57,440	$73,300	$946,659	$(206,864)	$1,938,470
Liabilities and stockholders’ equity
Deposits	$—	$—	$—	$—	$—	$774,185	$—	$774,185
Federal funds purchased and securities loaned or sold	—	165,914	—	—	—	39,379	—	205,293
Federal funds purchased and securities loaned or sold—intercompany	8,673	34,007	—	—	—	(42,680)	—	—
Trading account liabilities	—	70,006	14	—	—	97,458	—	167,478
Trading account liabilities—intercompany	732	12,751	2,660	—	—	(16,143)	—	—
Short-term borrowings	2,571	9,735	30,994	—	222	83,169	—	126,691
Short-term borrowings—intercompany	—	87,432	66,615	6,360	39,637	(193,684)	(6,360)	—
Long-term debt	192,290	20,623	37,374	2,214	8,333	100,973	(2,214)	359,593
Long-term debt—intercompany	—	60,318	878	40,722	17,655	(78,851)	(40,722)	—
Advances from subsidiaries	7,660	—	—	—	—	(7,660)	—	—
Other liabilities	7,347	75,722	855	1,907	1,808	77,868	(1,907)	163,600
Other liabilities—intercompany	9,172	10,213	232	833	332	(19,949)	(833)	—
Stockholders’ equity	141,630	7,819	3,698	5,404	5,313	132,594	(154,828)	141,630
Total liabilities and stockholders’ equity	$370,075	$554,540	$143,320	$57,440	$73,300	$946,659	$(206,864)	$1,938,470

Condensed Consolidating Balance Sheet

	December 31, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$4,405	$2	$182	$280	$33,519	$(182)	$38,206
Cash and due from banks—intercompany	19	892	—	139	160	(1,071)	(139)	—
Federal funds sold and resale agreements	—	242,771	—	—	—	31,295	—	274,066
Federal funds sold and resale agreements—intercompany	—	12,668	—	—	—	(12,668)	—	—
Trading account assets	12	273,662	303	—	30	264,977	—	538,984
Trading account assets—intercompany	262	7,648	1,458	—	5	(9,373)	—	—
Investments	10,934	431	—	2,275	2,813	200,830	(2,275)	215,008
Loans, net of unearned income	—	758	—	49,705	58,944	718,291	(49,705)	777,993
Loans, net of unearned income—intercompany	—	—	106,645	3,987	12,625	(119,270)	(3,987)	—
Allowance for loan losses	—	(79)	—	(1,639)	(1,828)	(14,210)	1,639	(16,117)
Total loans, net	$—	$679	$106,645	$52,053	$69,741	$584,811	$(52,053)	$761,876
Advances to subsidiaries	111,155	—	—	—	—	(111,155)	—	—
Investments in subsidiaries	165,866	—	—	—	—	—	(165,866)	—
Other assets	7,804	88,333	76	5,552	7,227	255,900	(5,552)	359,340
Other assets—intercompany	6,073	32,051	4,846	273	480	(43,450)	(273)	—
Total assets	$302,125	$663,540	$113,330	$60,474	$80,736	$1,193,615	$(226,340)	$2,187,480
Liabilities and stockholders’ equity
Deposits	$—	$—	$—	$—	$—	$826,230	$—	$826,230
Federal funds purchased and securities loaned or sold	—	260,129	—	—	—	44,114	—	304,243
Federal funds purchased and securities loaned or sold—intercompany	1,486	10,000	—	—	—	(11,486)	—	—
Trading account liabilities	—	117,627	121	—	—	64,334	—	182,082
Trading account liabilities—intercompany	161	6,327	375	—	21	(6,884)	—	—
Short-term borrowings	5,635	16,732	41,429	—	1,444	81,248	—	146,488
Short-term borrowings—intercompany	—	59,461	31,691	5,742	37,181	(128,333)	(5,742)	—
Long-term debt	171,637	31,401	36,395	3,174	13,679	174,000	(3,174)	427,112
Long-term debt—intercompany	—	39,606	957	42,293	19,838	(60,401)	(42,293)	—
Advances from subsidiaries	3,555	—	—	—	—	(3,555)	—	—
Other liabilities	4,580	98,425	268	2,027	1,960	82,645	(2,027)	187,878
Other liabilities—intercompany	1,624	9,640	165	847	271	(11,700)	(847)	—
Stockholders’ equity	113,447	14,192	1,929	6,391	6,342	143,403	(172,257)	113,447
Total liabilities and stockholders’ equity	$302,125	$663,540	$113,330	$60,474	$80,736	$1,193,615	$(226,340)	$2,187,480

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash (used in) provided by operating activities of continuing operations	$5,600	$(21,162)	$(1,028)	$4,591	$4,677	$108,453	$(4,591)	$96,540
Cash flows from investing activities
Change in loans	$—	$91	$(26,363)	$(3,177)	$(1,118)	$(243,131)	$3,177	$(270,521)
Proceeds from sales and securitizations of loans	—	98	—	—	—	313,710	—	313,808
Purchases of investments	(188,901)	(47)	—	(1,065)	(1,338)	(154,050)	1,065	(344,336)
Proceeds from sales of investments	38,020	—	—	309	649	54,997	(309)	93,666
Proceeds from maturities of investments	137,005	—	3	670	774	71,530	(670)	209,312
Changes in investments and advances — intercompany	(83,055)	—	—	(1,062)	1,496	81,559	1,062	—
Business acquisitions	—	(181)	—	—	—	181	—	—
Other investing activities	—	(17,142)	—	—	—	(62,398)	—	(79,540)
Net cash (used in) provided by investing activities	$(96,931)	$(17,181)	$(26,360)	$(4,325)	$463	$62,398	$4,325	$(77,611)
Cash flows from financing activities
Dividends paid	$(7,526)	$—	$—	$—	$—	$—	$—	$(7,526)
Dividends paid — intercompany	(239)	(92)	—	—	—	331	—	—
Issuance of common stock	6,864	—	—	—	—	—	—	6,864
Issuance of preferred stock	70,626	—	—	—	—	—	—	70,626
Treasury stock acquired	(7)	—	—	—	—	—	—	(7)
Proceeds/(repayments) from issuance of long-term debt — third-party, net	15,086	(9,543)	2,496	(960)	(5,345)	(45,181)	960	(42,487)
Proceeds/(repayments) from issuance of long-term debt — intercompany, net	—	26,264	—	(956)	(2,183)	(24,081)	956	—
Change in deposits	—	—	—	—	—	(37,811)	—	(37,811)
Net change in short-term borrowings and other investment banking and brokerage borrowings — third-party	(3,197)	(6,997)	(10,100)	—	(112)	6,610	—	(13,796)
Net change in short-term borrowings and other advances — intercompany	10,118	27,971	34,991	1,619	2,456	(75,536)	(1,619)	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	(400)	—	—	—	—	—	—	(400)
Net cash provided by (used in) financing activities	$91,325	$37,603	$27,387	$(297)	$(5,184)	$(175,668)	$297	$(24,537)
Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$(2,948)	$—	$(2,948)
Net cash used in discontinued operations	$—	$—	$—	$—	$—	$(397)	$—	$(397)
Net decrease in cash and due from banks	$(6)	$(740)	$(1)	$(31)	$(44)	$(8,162)	$31	$(8,953)
Cash and due from banks at beginning of period	$19	$5,297	$2	$321	$440	$32,448	$(321)	$38,206
Cash and due from banks at end of period from continuing operations	$13	$4,557	$1	$290	$396	$24,286	$(290)	$29,253
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$440	$(2,742)	$350	$228	$287	$4,835	$(228)	$3,170
Interest	$9,341	$16,990	$3,761	$2,677	$502	$25,084	$(2,677)	$55,678
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$1,571	$1,621	$1,818	$(1,571)	$3,439

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2007
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash (used in) provided by operating activities of continuing operations	$(7,572)	$(26,696)	$(269)	$3,973	$3,386	$(40,386)	$(3,973)	$(71,537)
Cash flows from investing activities
Change in loans	$—	$174	$(23,943)	$(7,601)	$(8,389)	$(329,776)	$7,601	$(361,934)
Proceeds from sales and securitizations of loans	—	—	—	—	—	273,464	—	273,464
Purchases of investments	(25,567)	(302)	—	(690)	(1,662)	(246,895)	690	(274,426)
Proceeds from sales of investments	15,475	—	—	276	755	195,523	(276)	211,753
Proceeds from maturities of investments	8,221	—	—	430	961	112,164	(430)	121,346
Changes in investments and advances—intercompany	(31,692)	—	—	4,130	(1,391)	33,083	(4,130)	—
Business acquisitions	—	—	—	—	—	(15,614)	—	(15,614)
Other investing activities	—	(986)	—	—	—	(15,980)	—	(16,966)
Net cash (used in) provided by investing activities	$(33,563)	$(1,114)	$(23,943)	$(3,455)	$(9,726)	$5,969	$3,455	$(62,377)
Cash flows from financing activities
Dividends paid	$(10,778)	$—	$—	$—	$—	$—	$—	$(10,778)
Dividends paid—intercompany	—	(1,903)	—	(4,900)	(1,500)	3,403	4,900	—
Issuance of common stock	1,060	—	—	—	—	—	—	1,060
Redemption or retirement of preferred stock	(1,000)	—	—	—	—	—	—	(1,000)
Treasury stock acquired	(663)	—	—	—	—	—	—	(663)
Proceeds/(repayments) from issuance of long-term debt—third-party, net	47,271	940	16,656	270	457	(12,345)	(270)	52,979
Proceeds/(repayments) from issuance of long-term debt—intercompany, net	(399)	14,097	—	9,243	(4,511)	(9,187)	(9,243)	—
Change in deposits	—	—	—	—	—	93,422	—	93,422
Net change in short-term borrowings and other investment banking and brokerage borrowings— third-party	5,603	2,630	7,593	(1,200)	(886)	(4,515)	1,200	10,425
Net change in short-term borrowings and other advances—intercompany	990	12,922	(410)	(3,998)	12,717	(26,219)	3,998	—
Capital contributions from parent	—	—	375	—	—	(375)	—	—
Other financing activities	(951)	—	—	—	—	—	—	(951)
Net cash provided by (used in) financing activities	$41,133	$28,686	$24,214	$(585)	$6,277	$44,184	$585	$144,494
Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$1,005	$—	$1,005
Net cash provided by discontinued operations	$—	$—	$—	$—	$—	$107	$—	$107
Net (decrease)/increase in cash and due from banks	$(2)	$876	$2	$(67)	$(63)	$10,879	$67	$11,692
Cash and due from banks at beginning of period	21	4,421	—	388	503	21,569	(388)	26,514
Cash and due from banks at end of period from continuing operations	$19	$5,297	$2	$321	$440	$32,448	$(321)	$38,206
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(1,225)	$230	$18	$387	$54	$6,846	$(387)	$5,923
Interest	5,121	30,388	6,711	2,315	432	30,080	(2,315)	72,732
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$1,083	$1,226	$1,061	$(1,083)	$2,287

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2006
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$17,391	$(6,938)	$(142)	$3,646	$3,849	$(14,325)	$(3,646)	$(165)
Cash flows from investing activities
Change in loans	$—	$188	$—	$(5,805)	$(6,011)	$(350,239)	$5,805	$(356,062)
Proceeds from sales and securitizations of loans	—	—	—	—	—	253,176	—	253,176
Purchases of investments	(15,998)	—	—	(4,239)	(6,103)	(274,023)	4,239	(296,124)
Proceeds from sales of investments	4,700	—	—	957	1,703	80,596	(957)	86,999
Proceeds from maturities of investments	10,623	—	—	3,451	4,797	105,691	(3,451)	121,111
Changes in investments and advances—intercompany	(21,542)	—	(36,114)	(2,058)	(2,653)	60,309	2,058	—
Business acquisitions	—	(9)	—	—	—	9	—	—
Other investing activities	—	(4,427)	—	—	—	(8,879)	—	(13,306)
Net cash provided by investing activities	$(22,217)	$(4,248)	$(36,114)	$(7,694)	$(8,267)	$(133,360)	$7,694	$(204,206)
Cash flows from financing activities
Dividends paid	$(9,826)	$—	$—	$—	$—	$—	$—	$(9,826)
Dividends paid—intercompany	—	(4,644)	—	—	—	4,644	—	—
Issuance of common stock	1,798	—	—	—	—	—	—	1,798
Redemption or retirement of preferred stock	(125)	—	—	—	—	—	—	(125)
Treasury stock acquired	(7,000)	—	—	—	—	—	—	(7,000)
Proceeds/(repayments) from issuance of long-term debt—third-party, net	22,202	(11,353)	14,522	(881)	(810)	42,658	881	67,219
Proceeds/(repayments) from issuance of long-term debt—intercompany, net	(52)	6,382	—	961	(10,862)	4,532	(961)	—
Change in deposits	—	—	—	(1)	—	121,203	1	121,203
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(2)	3,711	8,334	(320)	34	21,826	320	33,903
Net change in short-term borrowings and other advances—intercompany	(1,710)	17,598	12,224	3,750	15,446	(43,558)	(3,750)	—
Capital contributions from parent	—	—	1,175	238	235	(1,410)	(238)	—
Other financing activities	(685)	—	—	2	2	(2)	(2)	(685)
Net cash provided by financing activities	$4,600	$11,694	$36,255	$3,749	$4,045	$149,893	$(3,749)	$206,487
Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$645	$—	$645
Net cash provided by discontinued operations	$—	$—	$—	$—	$—	$121	$—	$121
Net (decrease)/increase in cash and due from banks	$(226)	$508	$(1)	$(299)	$(373)	$2,974	$299	$2,882
Cash and due from banks at beginning of period	247	3,913	1	687	876	18,595	(687)	23,632
Cash and due from banks at end of period from continuing operations	$21	$4,421	$—	$388	$503	$21,569	$(388)	$26,514
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(1,021)	$2,372	$49	$593	$86	$7,744	$(593)	$9,230
Interest	5,492	20,720	2,893	156	483	21,884	(156)	51,472
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$1,077	$1,103	$311	$(1,077)	$1,414

34. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008				2007
In millions of dollars, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues, net of interest expense	$5,595	$16,680	$18,077	$12,441	$6,419	$21,640	$25,790	$24,646
Operating expenses	25,290	14,425	15,644	15,775	16,100	14,152	14,429	15,121
Provisions for credit losses and for benefits and claims	12,695	9,067	7,100	5,852	7,661	4,867	2,579	2,810
Income (loss) from continuing operations before income taxes and minority interest	$(32,390)	$(6,812)	$(4,667)	$(9,186)	$(17,342)	$2,621	$8,782	$6,715
Income taxes	(10,975)	(3,294)	(2,404)	(3,939)	(7,406)	492	2,619	1,797
Minority interest, net of taxes	(309)	(95)	76	(21)	95	20	123	47
Income (loss) from continuing operations	$(21,106)	$(3,423)	$(2,339)	$(5,226)	$(10,031)	$2,109	$6,040	$4,871
Income from discontinued operations, net of taxes	3,843	608	(156)	115	198	103	186	141
Net income (loss)	$(17,263)	$(2,815)	$(2,495)	$(5,111)	$(9,833)	$2,212	$6,226	$5,012
Earnings per share (1) (2)

Basic
Income from continuing operations	$(4.12)	$(0.71)	$(0.51)	$(1.04)	$(2.03)	$0.43	$1.23	$1.00
Net income	(3.40)	(0.60)	(0.54)	(1.02)	(1.99)	0.45	1.27	1.02

Diluted
Income from continuing operations	(4.12)	(0.71)	(0.51)	(1.04)	(2.03)	0.42	1.21	0.98
Net income	$(3.40)	$(0.60)	$(0.54)	$(1.02)	$(1.99)	$0.44	$1.24	$1.01
Common stock price per share
High	$23.00	$21.12	$26.81	$29.69	$48.32	$52.84	$55.20	$55.25
Low	3.77	14.03	16.76	18.62	29.29	45.30	51.05	48.75
Close	6.71	20.51	16.76	21.42	29.44	46.67	51.29	51.34
Dividends per share of common stock	$0.16	$0.32	$0.32	$0.32	$0.54	$0.54	$0.54	$0.54

(1)	Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.
(2)	Diluted shares are equal to basic shares for all four quarters of 2008 and the fourth quarter of 2007 due to the net loss. Adding additional shares to the denominator would result in anti-dilution due to the losses in 2008 and the fourth quarter of 2007.

FINANCIAL DATA SUPPLEMENT (Unaudited)

RATIOS

	2008	2007	2006
Net income to average assets	(1.28)%	0.17%	1.28%
Return on common stockholders’ equity (1)	(28.8)	2.9	18.8
Return on total stockholders’ equity (2)	(20.9)	3.0	18.7
Total average equity to average assets	6.12	5.66	6.87
Dividends payout ratio (3)	NM	300.0	45.5

(1)	Based on net income less preferred stock dividends as a percentage of average common stockholders’ equity.
(2)	Based on net income as a percentage of average total stockholders’ equity.
(3)	Dividends declared per common share as a percentage of net income per diluted share.

NM	Not Meaningful

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S. (1)

	2008		2007		2006
In millions of dollars at year end	Average balance	Average interest rate	Average balance	Average interest rate	Average balance	Average interest rate
Banks	$60,315	3.25%	$68,538	4.72%	$50,478	3.56%
Other demand deposits	212,781	1.85	208,634	2.57	156,197	2.53
Other time and savings deposits (2)	243,305	3.53	256,946	4.54	229,376	4.01
Total	$516,401	2.81%	$534,118	3.79%	$436,051	3.42%

(1)	Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries. See Note 24 to the Consolidated Financial Statements on page 188.
(2)	Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS ($100,000 OR MORE) IN U.S. OFFICES

In millions of dollars at December 31, 2008	Under 3 months	Over 3 to 6 months	Over 6 to 12 months	Over 12 months
Certificates of deposit	$22,951	$12,769	$2,078	$2,199
Other time deposits	585	216	157	863

SHORT-TERM AND OTHER BORROWINGS (1)

	Federal funds purchased and securities sold under agreements to repurchase(2)			Commercial paper			Other funds borrowed(2)
In millions of dollars	2008	2007	2006	2008	2007	2006	2008	2007	2006
Amounts outstanding at year end	$205,293	$304,243	$349,235	$29,125	$37,343	$43,695	$97,566	$109,145	$57,138
Average outstanding during the year (3)	284,467	386,628	290,663	33,533	45,204	32,468	86,849	95,262	38,691
Maximum month-end outstanding	354,685	441,844	349,235	41,212	57,303	43,695	121,834	145,783	57,138
Weighted-average interest rate
During the year (3) (4)	3.98%	5.96%	6.00%	3.10%	5.23%	4.96%	1.71%	2.76%	3.71%
At year end (5)	2.22%	4.52%	4.81%	1.67%	4.92%	5.28%	2.40%	3.62%	4.47%

(1)	Original maturities of less than one year.
(2)	Rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(3)	Excludes discontinued operations.
(4)	Interest rates include the effects of risk management activities. See Notes 20 and 24 to the Consolidated Financial Statements on pages 168 and 188, respectively.
(5)	Based on contractual rates at year end.

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

Dividends

The Company’s bank holding companies and banking subsidiaries are limited in their ability to pay dividends. (See Note 21 to the Consolidated Financial Statements on page 171.) In addition to specific limitations on the dividends that subsidiary banks can pay to their holding companies, federal regulators could prohibit a dividend that would be an unsafe or unsound banking practice.

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

Other Bank and Bank Holding Company Regulation

The Company and its banking subsidiaries are subject to other regulatory limitations, including requirements for banks to maintain reserves against deposits; requirements as to risk based capital and leverage (see “Capital Resources and Liquidity” on page 94 and Note 20 to the Consolidated Financial Statements on page 168); restrictions on the types and amounts of loans that may be made and the interest that may be charged; and limitations on investments that can be made and services that can be offered.

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

Citigroup’s securities operations abroad are conducted through various subsidiaries and affiliates, principally Citigroup Global Markets Limited in London and Nikko Citigroup Limited (a joint venture between CGMHI and Nikko Cordial) and Nikko Cordial in Tokyo. Its securities activities in the United Kingdom, which include investment banking, trading, and brokerage services, are subject to the Financial Services and Markets Act of 2000, which regulates organizations that conduct investment businesses in the United Kingdom including capital and liquidity requirements, and to the rules of the Financial Services Authority. Nikko Citigroup Limited and Nikko Cordial are registered securities companies in Japan, and as such their activities in Japan are regulated principally by the Financial Services Agency of Japan. These and other subsidiaries of Citigroup are also members of various securities and commodities exchanges and are subject to the rules and regulations of those exchanges. Citigroup’s other offices abroad are also subject to the jurisdiction of foreign financial services regulatory authorities.

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

Unresolved SEC Staff Comments

The Company is in discussion with the SEC in response to comment letters received from the SEC Division of Corporate Finance primarily regarding Goodwill.

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

PROPERTIES

Citigroup’s principal executive offices are located at 399 Park Avenue in New York City. Citigroup, and certain of its subsidiaries, is the largest tenant of this building. The Company also has office space in Citigroup Center (153 East 53 Street in New York City) under a long-term lease. Citibank leases one building and owns another in Long Island City, New York, and has a long-term lease on a building at 111 Wall Street in New York City, which are totally occupied by the Company and certain of its subsidiaries.

CGMHI has its principal offices in a building it leases at 388 Greenwich Street in New York City, and also leases the neighboring building at 390 Greenwich Street, both of which are fully occupied by the Company and certain of its subsidiaries.

Banamex has its principal offices in Mexico City in facilities that are part owned and part leased by it. Banamex has office and branch sites throughout Mexico.

The Company owns other offices and certain warehouse space, none of which is material to the Company’s financial condition or operations.

The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 29 to the Consolidated Financial Statements on page 206.

LEGAL PROCEEDINGS

Enron Corp.

Beginning in 2002, Citigroup, CGMI and certain executive officers and current and former employees (along with, in many cases, other investment banks and certain Enron officers and directors, lawyers and/or accountants) were named as defendants in a series of individual and putative class action lawsuits related to Enron. The putative securities class action and all remaining individual actions (other than actions brought as part of Enron’s Chapter 11 bankruptcy proceeding) were consolidated or coordinated in the United States District Court for the Southern District of Texas. The consolidated securities class action, brought on behalf of a putative class of individuals who purchased Enron securities (NEWBY, ET AL. v. ENRON CORP., ET AL.), alleged violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended. Citigroup agreed to settle this action on June 10, 2005. Under the terms of the settlement, approved by the District Court on May 24, 2006, $2.18 billion was paid to an escrow account for the benefit of the settlement class, which consists of all purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement, approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008, Citigroup made a pretax payment of $1.66 billion to Enron, and waived certain claims against Enron’s estate. Enron also allowed specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (“CLNs”), and released all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts paid to settle these actions were covered by existing Citigroup litigation reserves.

A number of other individual actions have been settled, including, on January 21, 2009, the parties settled VANGUARD BALANCED INDEX FUND, ET AL. v. CITIGROUP, ET AL., an action filed in 2003 in Pennsylvania state court by certain investment funds, and asserting claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. The case had been coordinated with NEWBY (discussed above) until it was remanded to the United States District Court for the Eastern District of Pennsylvania in June 2008. Pursuant to the settlement, the case was voluntarily dismissed on February 4, 2009.

Additional actions remain pending against Citigroup and its affiliates and JP Morgan Chase, as co-agents on certain Enron revolving credit facilities. The plaintiffs are commercial banks that participated in the facilities and purchasers of the resulting Enron bank debt on the secondary market. Plaintiffs allege that defendants aided and abetted Enron’s fraud, and the breaches of fiduciary duty of Enron’s officers, by engaging in transactions that they knew Enron was not properly reporting in its financial statements, and that defendants knew that Enron was in default under various provisions of its credit agreements and fraudulently failed to advise the syndicate members. These cases have been consolidated and are pending in the United States District Court for the Southern District of New York.

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

Metromedia Fiber Network. Beginning in 2002, Citigroup, CGMI and certain executive officers and current and former employees were named as defendants in a series of putative class action lawsuits, alleging violations of the federal securities laws, including Sections 10 and 20 of the Securities Exchange Act of 1934 in connection with Citigroup research analyst reports. One of these actions, involving Metromedia Fiber Network, Inc. (“MFN”), IN RE SALOMON ANALYST METROMEDIA LITIGATION, was brought in the United States District Court for the Southern District of New York. On January 6, 2005, the District Court granted in part and denied in part Citigroup’s motion to dismiss the claims against it. On June 20, 2006, the District Court certified the plaintiff class in the MFN action. On September 30, 2008, the District Court’s class certification decision was vacated on appeal by the United States Court of Appeals for the Second Circuit. On October 1, 2008, the parties reached a settlement that was preliminarily approved by the District Court on November 19, 2008. The amount to be paid to settle this action is covered by existing Citigroup litigation reserves.

Global Crossing, Ltd. In January 2004, the Global Crossing Estate Representative filed an adversary action in the United States Bankruptcy Court for the Southern District of New York against Citigroup and several other banks seeking to rescind the payment of a loan made to a Global Crossing subsidiary. Citigroup moved to dismiss the action in May 2004, and the motion remains pending. On August 20, 2008, Plaintiff filed an amended complaint that narrowed the pending claims. Citigroup has yet to respond to the amended complaint.

Disher. In March 2004, a putative research-related customer class action alleging various state law claims arising out of the issuance of allegedly misleading research analyst reports, DISHER v. CITIGROUP GLOBAL MARKETS INC., was filed in Illinois state court. Citigroup removed this action to federal court, and in August 2005 the United States Court of Appeals for the Seventh Circuit reversed the District Court’s August 2004 order remanding the case to state court, and directed the District Court to dismiss plaintiffs’ claims as preempted. On June 26, 2006, the United States Supreme Court granted plaintiffs’ petition for a writ of certiorari, vacated the Seventh Circuit’s opinion and remanded the case to the Seventh Circuit for further proceedings. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal from the District Court’s removal order for lack of appellate jurisdiction. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court. On May 3, 2007, the District Court remanded the action to Illinois state court, and on June 13, 2007, Citigroup moved in state court to dismiss the action, which motion remains pending.

Arbitrations. In addition to the various lawsuits discussed above, similar claims against Citigroup and certain of its affiliates relating to research analyst reports concerning the securities mentioned above, and other securities, are pending in several arbitrations around the country.

Parmalat

On July 29, 2004, Enrico Bondi, as extraordinary commissioner of Parmalat and other affiliated entities (“Bondi”), filed a lawsuit in New Jersey state court against Citigroup, Citibank, and certain allegedly controlled Citigroup entities, alleging that the Citigroup defendants participated in fraud committed by the officers and directors of Parmalat and seeking unspecified damages. The action alleged a variety of claims under New Jersey state law, including fraud, negligent misrepresentation, and violations of the New Jersey Fraudulent Transfer Act and the New Jersey RICO statute. After motion practice, the Citigroup defendants answered the complaint and Citibank filed counterclaims alleging causes of action for fraud, negligent misrepresentation, conversion and breach of warranty.

On April 15, 2008, the court granted the Citigroup defendants’ motion for summary judgment on all claims, except the claim relating to allegations of aiding and abetting Parmalat insiders in breaching their fiduciary duties to Parmalat, insofar as that claim pertained to the insiders’ larceny from Parmalat. The court also denied Bondi’s motion for summary judgment on Citibank’s counterclaim.

Trial commenced on May 5, 2008. On October 20, 2008, the jury returned a verdict in favor of the Citigroup defendants. On Bondi’s claim, the jury found that the Citigroup defendants were not liable. On Citibank’s counterclaims, the jury found in favor of Citibank and awarded damages of $364 million, plus interest and court costs. The court subsequently denied Bondi’s motions for a new trial on his claim, and for judgment notwithstanding the verdict on Citibank’s counterclaims. Bondi filed a notice of appeal on January 28, 2009.

Citigroup (along with, among others, numerous other investment banks and certain former Parmalat officers and accountants) also is involved in various Parmalat-related proceedings in Italy. In one such action, the Milan prosecutor has obtained the indictments of numerous individuals, including a Citigroup employee, for offenses under Italian law that arise out of the collapse of Parmalat. The trial in this action commenced on January 22, 2008, and is ongoing. In connection with this proceeding, the Milan prosecutor may seek administrative remedies against Citigroup. In addition, a number of private parties, including former investors in Parmalat securities, have applied to join the Milan proceedings as civil claimants and are seeking unspecified civil damages against numerous parties, including the Citigroup defendants. In Parma, a public prosecutor is conducting a criminal investigation into alleged bankruptcy offenses relating to the collapse of Parmalat. In December 2007, the prosecutor notified 12 current and former Citigroup employees that he is seeking their indictment. A preliminary hearing on the alleged offenses with respect to these Citigroup employees began on April 21, 2008, and is ongoing. On October 8, 2008, the Italian Court issued an order permitting Parmalat investors to proceed with civil claims against Citigroup, subject to proper service of a summons on Citigroup. Additionally, Bondi has attempted to file a civil complaint against Citigroup in the context of the Parma proceedings, seeking 14 billion Euro in damages. The Italian Court directed him to serve the complaint, which he did in November 2008.

Subprime Mortgage–Related Litigation and Other Matters

Beginning in November 2007, Citigroup and a number of current and former officers, directors, and employees have been named as defendants in numerous complaints brought by Citigroup shareholders, investors, counterparties and others concerning Citigroup’s activities relating to subprime mortgages, including Citigroup’s exposure to collateralized debt obligations (“CDOs”), mortgage-backed securities (“MBS”), and structured investment vehicles (“SIVs”), Citigroup’s underwriting activity for subprime mortgage lenders, and Citigroup’s more general involvement in subprime- and credit-related activities.

Securities Actions: Four putative class actions were filed in the Southern District of New York by Citigroup shareholders alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934. On August 19, 2008, these actions were consolidated under the caption IN RE CITIGROUP SECURITIES LITIGATION, and lead plaintiff and counsel were appointed. Plaintiffs’ consolidated amended class action complaint was filed on December 1, 2008, and alleges, among other things, that Citigroup’s stock price was artificially inflated as a result of purportedly misleading disclosures concerning Citigroup’s subprime mortgage–related exposures.

On September 30 and October 28, 2008, Citigroup, certain Citigroup entities, certain current and former directors and officers of Citigroup and Citigroup Funding, Inc., and certain underwriters of Citigroup notes (including CGMI) were named as defendants in two putative class actions filed in New York state court but since removed to the United States District Court for the Southern District of New York. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, arising out of various offerings of Citigroup notes during 2006, 2007, and 2008. On December 10, 2008, these two actions were consolidated under the caption IN RE CITIGROUP INC. BOND LITIGATION, and lead plaintiff and counsel were appointed. On January 15, 2009, plaintiffs filed a consolidated class action complaint.

Derivative Actions: Eleven derivative actions have been filed against various current and former officers and directors of Citigroup alleging mismanagement in connection with subprime mortgage–related exposures. Citigroup is named as a nominal defendant in these actions.

On February 5, 2008, four derivative actions filed in Delaware Chancery Court were consolidated under the caption IN RE CITIGROUP INC. SHAREHOLDER DERIVATIVE LITIGATION and lead plaintiff and counsel were appointed. On September 15, 2008, the parties stipulated to the filing of the consolidated second amended derivative complaint. Defendants filed motions to dismiss and stay the complaint on November 5, 2008. On February 24, 2009, the court dismissed every claim in the complaint except one, as to which it said that it did not have sufficient information.

On August 22, 2008, the five derivative actions filed in the Southern District of New York were consolidated under the caption IN RE CITIGROUP INC. SHAREHOLDER DERIVATIVE LITIGATION, and lead plaintiff and counsel were appointed. On November 11, 2008, plaintiffs filed a consolidated complaint, which alleges federal securities fraud and state law violations. Defendants filed a motion to dismiss the complaint on December 23, 2008.

Two derivative actions filed in New York state court have been stayed by stipulation between the parties.

ERISA Actions: Fourteen putative class actions have been filed in the Southern District of New York asserting claims under the Employee Retirement Income Security Act (“ERISA”) against Citigroup and certain Citigroup employees alleged to have served as ERISA plan fiduciaries. On January 22, 2008, 13 of these actions were consolidated under the caption IN RE CITIGROUP ERISA LITIGATION, and lead plaintiff and counsel were appointed. On December 16, 2008, the fourteenth action was consolidated into this litigation. On September 15, 2008, plaintiffs filed a consolidated amended complaint on behalf of a purported class of participants in Citigroup-sponsored ERISA plans from January 1, 2007 through January 15, 2008. The complaint alleges that defendants offered Citigroup’s common stock as an investment option in the Company’s 401(k) plans when it was no longer prudent to do so, and that defendants failed adequately to disclose Citigroup’s subprime exposure to ERISA plan beneficiaries. Defendants filed a motion to dismiss the complaint on November 21, 2008.

Other Matters:

Underwriting Actions. American Home Mortgage. On March 21, 2008, 19 putative class actions brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York, were consolidated under the caption IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION. On June 3, 2008, plaintiffs filed a consolidated amended complaint, alleging violations of Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with two offerings of American Home Mortgage securities underwritten by CGMI, among others. Defendants, including Citigroup and CGMI, filed a motion to dismiss the complaint on September 12, 2008.

Countrywide. The Company has been named in several putative class actions lawsuits alleging violations of Section 11 and 12 of the Securities Act of 1933 relating to its role as one of numerous underwriters of offerings of securities and mortgage pass-through certificates issued by Countrywide. The lawsuits include a consolidated action filed in the United States District Court for the Central District of California and two other lawsuits pending in the Superior Court of the California, Los Angeles County.

Lehman. The Company has been named in several putative class action lawsuits alleging violations of Section 11 and 12 of the Securities Act of 1933 relating to its role as one of numerous underwriters of offerings of securities issued by Lehman Brothers. The lawsuits are currently pending in the United States District Courts for the Southern District of New York, the Eastern District of New York and the Eastern and Western Districts of Arkansas.

Fannie Mae. Beginning in August 2008, Citigroup Global Markets Inc., along with a number of other financial institutions, was named as a defendant in eight complaints filed by shareholders of Federal National Mortgage Association (“Fannie Mae”) in connection with the underwriting of three offerings of Fannie Mae stock during 2007 and 2008. CGMI, along with the other defendants, moved to dismiss three of the suits that alleged violations of Section 12(a)(2) of the Securities Act of 1933. The remaining actions allege violations of Section 10(b) of the Securities Exchange Act. On January 29, 2009, the U.S. Judicial Panel on Multidistrict Litigation heard oral argument on whether all lawsuits pending against CGMI and several other lawsuits pending against other defendants should be consolidated.

Freddie Mac. Citigroup Global Markets Inc., along with a number of other financial institutions, has been named as a defendant in two lawsuits pending in the United States District Court for the Southern District of New York brought by Freddie Mac shareholders who purchased preferred shares traceable to a November 2007 offering of Z Preferred Shares. Plaintiffs allege violations of Section 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 because the offering materials failed to disclose Freddie Mac’s exposure to mortgage-related losses, poor underwriting procedures and risk management, and the resulting negative impact to Freddie’s capital.

Ambac Financial Group. On May 9, 2008, four putative class actions brought by shareholders of Ambac Financial Group, Inc., pending in the United States District Court for the Southern District of New York, were consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION. On August 22, 2008, plaintiffs filed a consolidated amended class action complaint alleging violations of Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of Ambac securities, some of which were underwritten by CGMI. Defendants filed a motion to dismiss the complaint on October 21, 2008.

AIG. Beginning in October 2008, four putative class actions were filed in the United States District Court for the Southern District of New York by American International Group, Inc. (“AIG”) investors and shareholders. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of AIG debt securities and common stock, some of which were underwritten by CGMI.

Public Nuisance and Related Actions. City of Cleveland v. Ameriquest Mortgage Securities, Inc.: On January 10, 2008, the City of Cleveland, Ohio sued Citigroup, along with a number of other financial institutions, alleging that defendants’ real estate lending activities constitute a public nuisance under Ohio common law. On October 8, 2008, the City of Cleveland filed a second amended complaint against numerous financial institutions, including CGMI and Citibank, in the United States District Court for the Northern District of Ohio. Defendants filed a motion to dismiss the complaint on November 24, 2008.

On September 30, 2008, Citibank, N.A. voluntarily dismissed its federal action against the City of Cleveland, Ohio seeking declaratory and injunctive relief on the ground that the City of Cleveland’s public nuisance claim, asserted in a separate action, is preempted by federal law and may not be asserted against national banks and their operating subsidiaries.

Brewton v. Deutsche Bank Trust Co.: On February 27, 2008, plaintiff, proceeding pro se, filed a complaint against numerous financial institutions, including Citigroup, alleging that defendants’ real estate lending activities constitute a public nuisance under Ohio common law. The case was removed to the United States District Court for the Northern District of Ohio. On March 27, 2008, Citigroup answered the complaint. On November 14, 2008, the District Court ordered plaintiff to file a brief by December 19, 2008, demonstrating why he has standing to bring his claims. No such brief was filed.

City of Cleveland v. J.P. Morgan Chase Bank, N.A.: On August 22, 2008, the City of Cleveland filed a complaint in Ohio state court against numerous financial institutions, including CitiMortgage and CitiFinancial, alleging violations of the Ohio Corrupt Activities Act and seeking demolition costs. CitiMortgage and CitiFinancial filed a motion to sever on October 30, 2008. Other cities have or may file similar complaints.

Regulatory Matters. Citigroup and certain of its affiliates also have received subpoenas and/or requests for information from various governmental and self-regulatory agencies relating to subprime mortgage–related activities. Citigroup and its affiliates are cooperating fully with such requests.

Auction Rate Securities–Related Litigation and Other Matters

Beginning in March 2008, Citigroup, CGMI, and Smith Barney, and a number of current and former officers, directors, and employees, have been named as defendants in numerous complaints brought by Citigroup shareholders concerning Auction Rate Securities (“ARS”).

Securities Actions: Beginning in March 2008, Citigroup, CGMI and Smith Barney were named as defendants in a series of putative class action lawsuits related to ARS. These actions have been consolidated into a single action pending in the United States District Court for the Southern District of New York, captioned IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION. A consolidated amended complaint was filed on August 25, 2008, asserting claims for market manipulation under Sections 10 and 20 of the Securities Exchange Act of 1934, violations of the Investment Advisers Act and various state Deceptive Practices Acts, as well as claims for breach of fiduciary duty and injunctive relief. Defendants filed a motion to dismiss the complaint on October 24, 2008, which was fully briefed on January 23, 2009.

Finn v. Smith Barney, et al.: On March 21, 2008, an investor filed a complaint against Citigroup, CGMI and Smith Barney, and his financial advisor in the United States District Court for the Southern District of New York, alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and Section 17 of the Securities Act of 1933, as well as claims for fraud, negligent misrepresentation, suitability, breach of fiduciary duty, and violation of applicable NASD and FINRA conduct rules, arising out of plaintiff’s investment in ARS. This action is currently stayed.

Hansen Beverage Co. v. Citigroup Inc., et al.: On July 11, 2008, a complaint was filed against Citigroup, CGMI and Smith Barney, alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and the Investment Advisers Act arising out of plaintiff’s investment in ARS. On September 22, 2008, the Citigroup defendants filed a motion to compel arbitration, which was granted on October 10, 2008. A motion to reconsider the District Court’s decision was denied on October 21, 2008. This action is currently stayed, pending arbitration.

Derivative Action: A derivative action, LOUISIANA MUNICIPAL POLICE EMPLOYEES’ RETIREMENT SYSTEM V. PANDIT, et al., was filed against certain officers and directors of Citigroup in the Southern District of New York on August 20, 2008, asserting state law claims for breach of fiduciary duty, insider selling, abuse of control, and gross mismanagement and federal securities fraud related to ARS. On November 7, 2008, defendants filed a motion to dismiss the action.

Antitrust Actions: MAYOR & CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., ET AL. and RUSSELL MAYFIELD, ET AL. v. CITIGROUP INC., ET AL., are lawsuits filed in the Southern District of New York on behalf of a purported class of ARS issuers and investors, respectively, against Citigroup, CGMI and various other financial institutions. In these actions, plaintiffs allege violations of Section 1 of the Sherman Act arising out of defendants’ alleged conspiracy to artificially restrain trade in the ARS market. The parties currently are briefing defendants’ motions to dismiss these complaints, which were filed on January 15, 2009.

Other Matters:

Arbitrations. In addition to the various lawsuits discussed above, several arbitrations are pending against Citigroup and certain of its affiliates relating to ARS investments.

Falcon and ASTA/MAT–Related Litigation and Other Matters

Beginning in April 2008, Citigroup has been named as defendant in various complaints filed by investors in the Falcon and ASTA/MAT funds, various of which remain pending.

Zentner v. Citigroup Inc. et al.: On June 26, 2008, an investor in Falcon Strategies Plus LLC filed a putative class action complaint in New York state court, asserting claims for fraud and negligent misrepresentation under New York law, and breach of fiduciary duty under Delaware law, relating to the marketing of shares and the management of the Falcon fund. Defendants filed a motion to dismiss the complaint on November 28, 2008.

In re MAT Five Securities Litigation: Three actions asserting claims for alleged violations of Section 12 of the Securities Act of 1933, as well as violations of the Delaware Securities Act and breach of fiduciary duty under Delaware law, were filed by investors in MAT Five LLC in the Southern District of New York. These actions were consolidated under the caption IN RE MAT FIVE SECURITIES LITIGATION. A consolidated class action complaint was filed on October 2, 2008. Defendants filed a motion to dismiss the complaint on December 4, 2008.

Puglisi v. Citigroup Alternative Investments LLC, et al.: On October 17, 2008, an investor in MAT Five LLC filed a putative class action complaint in New York state court, alleging breaches of fiduciary duty relating to the marketing of shares and the management of the MAT Five fund. On November 11, 2008, defendants filed a notice of removal to the United States District Court for the Southern District of New York. On December 1, 2008, the District Court accepted the case as related to IN RE MAT FIVE SECURITIES LITIGATION (discussed above), and consolidated PUGLISI with that action. Plaintiff filed a motion to remand the action to state court on January 9, 2009.

Goodwill v. MAT Five LLC, et al.: On June 26, 2008, an investor in MAT Five LLC filed a putative class action complaint in California state court, alleging violations of Section 12 of the Securities Act of 1933 relating to marketing of shares of MAT Five LLC. On September 2, 2008, defendants filed a motion to stay this action pending the resolution of IN RE MAT FIVE SECURITIES LITIGATION (discussed above).

Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al.: On June 19, 2008, investors in MAT Five LLC filed a class action complaint in the Delaware Court of Chancery seeking to enjoin a tender offer for all shares of MAT Five LLC. On November 10, 2008, a stipulation of settlement was filed that provided for additional disclosures and additional consideration to be paid to investors. The settlement was approved by the Chancery Court on December 19, 2008. An appeal from the Chancery Court’s judgment approving the settlement was filed by class member objectors on January 14, 2009.

ECA Acquisitions, Inc. v. MAT Three LLC, et al.: On December 22, 2008, investors in MAT One LLC, MAT Two LLC, and MAT Three LLC filed a putative class action in New York state court, alleging breaches of fiduciary duty in connection with the marketing of shares and the management of these funds. Defendants removed this action to the United States District Court for the Southern District of New York on January 21, 2009.

Arbitrations. In addition to the various lawsuits discussed above, several arbitrations are pending against Citigroup and certain of its affiliates relating to ASTA/MAT investments.

Other Matters. Citigroup and certain of its affiliates also have received subpoenas and/or requests from various governmental and self-regulatory agencies regarding the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully with such requests.

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

Defendants’ motion to dismiss was denied. On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGMI is not a defendant in any of the six focus cases. In December 2006, the United States Court of Appeals for the Second Circuit reversed the District Court and held that the classes could not be certified. Plaintiffs filed a petition for rehearing in January 2007; that petition was denied, and the case was remanded to the lower court. Plaintiffs filed amended pleadings in August 2007 and a new motion for class certification in September 2007. Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007. On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints. Following mediation, a settlement in principle has been reached, subject to negotiation of definitive documentation and court approval.

Interchange Fees

Citigroup Inc. and certain of its subsidiaries are defendants, together with Visa, MasterCard, and various other banks, in actions filed on behalf of a putative class of retail merchants that accept Visa and MasterCard payment cards. The first of these actions was filed in June 2005, and the lawsuits were subsequently consolidated for pretrial proceedings, together with related lawsuits brought by individual plaintiffs against Visa and MasterCard, in the United States District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant Discount Litigation. On April 24, 2006, putative class plaintiffs filed a First Consolidated and Amended Class Action Complaint (“Consolidated Complaint”). The Consolidated Complaint alleges, among other things, that Defendants have engaged in conspiracies to set the price of interchange and merchant discount fees on credit and off-line debit card transactions, in violation of Section 1 of the Sherman Act and a California statute. The complaint also alleges additional federal antitrust violations by Defendants of Section 1 and Section 2 of the Sherman Act, including alleged unlawful contracts in restraint of trade pertaining to various rules governing merchant conduct maintained by Visa or MasterCard and alleged unlawful maintenance of monopoly power by Visa and its member banks. The District Court granted Defendants’ motion to dismiss all claims for damages that pre-date January 1, 2004. On May 22, 2006, the putative class plaintiffs filed a supplemental complaint against MasterCard and certain other bank defendants, including Citigroup Inc. and certain of its subsidiaries, alleging that MasterCard’s initial public offering (“IPO”) in 2006 violated Section 7 of the Clayton Act and Section 1 of the Sherman Act. The supplemental complaint also alleged that the MasterCard IPO was a fraudulent conveyance under New York state law. The defendants to the supplemental complaint filed a motion to dismiss its claims, which the District Court granted, with leave to amend. On January 29, 2009, plaintiffs filed an amended supplemental complaint challenging MasterCard’s IPO, and also filed (1) a supplemental complaint challenging Visa’s IPO on similar grounds, and (2) a second amended consolidated complaint, adding claims related to (a) alleged continuing violations of the antitrust laws by all defendants after the Visa and MasterCard IPOs, (b) PIN debit transactions on the Visa network and (c) alleged unlawful maintenance of monopoly power by MasterCard and its member banks. Plaintiffs’ motion for class certification, filed on May 8, 2008, remains pending.

Wachovia/Wells Fargo Litigation

On September 29, 2008, Citigroup Inc. announced that it had reached an agreement-in-principle to acquire all of the banking subsidiaries of Wachovia Corporation (“Wachovia”) in an open-bank transaction assisted by the Federal Deposit Insurance Corporation. On October 3, 2008, Wachovia announced that it had entered into an agreement with Wells Fargo & Co. (“Wells Fargo”) for Wells Fargo to purchase Wachovia. Since October 4, 2008, litigation has been instigated by all three parties and others in various courts, including the New York State Supreme Court and the United States District Court for the Southern District of New York. In this litigation, Citigroup seeks compensatory and punitive damages from Wachovia and Wells Fargo and their respective directors and advisors on various claims, including violation of a binding exclusivity agreement (the “Exclusivity Agreement”) between Citigroup and Wachovia; tortious interference with the Exclusivity Agreement; and unjust enrichment. Wachovia and Wells Fargo seek, among other relief, a declaration that the Wells Fargo-Wachovia transaction is valid and proper and not prohibited by the Exclusivity Agreement.

Other Matters

Leber. In October 2007, a purported class action complaint, LEBER v. CITIGROUP INC., ET AL., was filed against Citigroup and its administration and investment committees, alleging that they engaged in prohibited transactions and breached their fiduciary duties of loyalty and prudence by authorizing or causing the Citigroup 401(k) Plan to invest in Citigroup-affiliated mutual funds and to purchase services from Citigroup-affiliated entities. On July 18, 2008, plaintiffs filed an amended class action complaint. On August 29, 2008, defendants filed a motion to dismiss the complaint. On October 31, 2008, plaintiffs filed a motion to certify a class of all participants in the Citigroup 401(k) Plan from 2001 through the present.

Pension Plan Litigation. Beginning in June 2005, certain participants in the Citigroup Pension Plan filed putative class action complaints against the Citigroup Pension Plan and other Citigroup defendants, alleging violations of ERISA. In September 2005, the claims were consolidated as IN RE CITIGROUP PENSION PLAN ERISA LITIGATION in the United States District Court for the Southern District of New York. Plaintiffs filed a consolidated amended class action complaint alleging, among other things, that (i) the Citigroup Pension Plan is impermissibly backloaded due to insufficient interest credits, (ii) the Citigroup Pension Plan’s “fractional test” method of computing accrued benefits is precluded under ERISA, (iii) the Citigroup Pension Plan illegally discriminates based on age, and (iv) Citigroup Pension Plan participants were not provided proper notice that the 2000 and 2002 cash balance amendments would reduce the rate of future benefit accrual. In December 2006, the District Court denied defendants’ summary judgment motion, granted summary judgment to plaintiffs on their backloading, age discrimination and notice claims, and ordered the Citigroup Pension Plan reformed to comply with ERISA. The District Court also granted plaintiffs’ motion for class certification. In November 2007, the District Court: (i) ordered that defendants fix the Citigroup Pension Plan’s unlawful backloading by increasing pay credits, (ii) denied plaintiffs’ request for additional relief on their backloading claims, (iii) denied plaintiffs’ request for relief on their notice claims, and (iv) reserved its rulings on the proper remedy, if any, for the Citigroup Pension Plan’s violation of ERISA’s ban on age discrimination. In January 2008, the District Court entered a partial final judgment on the backloading and notice claims pursuant to Federal Rule of Civil Procedure 54(b) and stayed the judgment pending appeal. Defendants filed a notice of appeal on January 22, 2008, and plaintiffs cross appealed on January 30, 2008; oral argument is scheduled for March 2009.

27001 Partnership, et al. v. BT Securities Corp., et al. In December 2004, 46 individual purchasers of 10-1/2% Senior Subordinated Notes (the “Notes”) issued in 1995 in connection with the leveraged recapitalization of Bruno’s Inc. sued the underwriters of the Notes, including Salomon Brothers, Inc., together with Bruno’s auditors, in Alabama state court. Plaintiffs brought state law claims arising out of, among other things, alleged material misrepresentations and omissions in the Prospectus issued in connection with the offering. The case was filed following the prior dismissal, after years of motion practice, of a lawsuit brought in April 2000 by the investment advisor to these 46 plaintiffs on behalf of its clients, which alleged identical claims against defendants. Plaintiffs allege that they purchased $190 million of the Notes and seek compensatory damages, punitive damages, attorneys’ fees and costs. After the commencement of the case in 2004, the parties engaged in extensive procedural motion practice, which resulted in the dismissal of several defendants on October 14, 2005. Discovery is ongoing and trial is currently scheduled to commence in February 2010.

Settlement Payments

Payments required in settlement agreements described above have been made or are covered by existing litigation reserves.

********

Additional lawsuits containing claims similar to those described above may be filed in the future.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

Under its long-standing repurchase program, the Company buys back common shares in the market or otherwise from time to time. This program is used for many purposes, including offsetting dilution from stock-based compensation programs.

The following table summarizes the Company’s share repurchases during 2008:

In millions, except per share amounts	Total shares repurchased	Average price paid per share	Dollar value of remaining authorized repurchase program
First quarter 2008
Open market repurchases (1)	0.2	$27.19	$6,743
Employee transactions (2)	5.0	25.26	N/A
Total first quarter 2008	5.2	$25.31	$6,743
Second quarter 2008
Open market repurchases (3)	—	$—	$6,743
Employee transactions	0.8	22.91	N/A
Total second quarter 2008	0.8	$22.91	$6,759
Third quarter 2008
Open market repurchases (3)	0.1	$20.27	$6,742
Employee transactions	1.5	17.94	N/A
Total third quarter 2008	1.6	$17.96	$6,742
October 2008
Open market repurchases (3)	—	$—	$6,742
Employee transactions	0.2	18.96	N/A
November 2008
Open market repurchases (3)	0.1	$8.06	$6,741
Employee transactions	0.4	15.20	N/A
December 2008
Open market repurchases (3)	—	$—	$6,741
Employee transactions	0.6	8.37	N/A
Fourth quarter 2008
Open market repurchases (3)	0.1	$9.72	$6,741
Employee transactions	1.2	12.63	N/A
Total fourth quarter 2008	1.3	$12.42	$6,741
Year-to-date 2008
Open market repurchases	0.4	$21.30	$6,741
Employee transactions	8.5	21.94	N/A
Total year-to-date 2008	8.9	$21.91	$6,741

(1)	All open market repurchases were transacted under an existing authorized share repurchase plan. On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases.
(2)	Consists of shares added to treasury stock related to activity on employee stock option program exercises, where the employee delivers existing shares to cover the option exercise, or under the Company’s employee restricted or deferred stock program, where shares are withheld to satisfy tax requirements.
(3)	Represents repurchases recorded related to customer fails/errors.
N/A	Not applicable.

Executive Officers

Citigroup’s Executive Officers on February 27, 2009 are:

Name	Age	Position and office held
Shirish Apte	56	CEO, Central and Eastern Europe
Ajay Banga	49	CEO, Asia
Sir Winfried F.W. Bischoff	67	Former Chairman
Don Callahan	52	Chief Administrative Officer
Gary Crittenden	55	Chief Financial Officer
Terri Dial	59	CEO, Consumer Banking North America; Global Head, Consumer Strategy
James A. Forese	46	Head, Global Capital Markets
Steven J. Freiberg	51	Chairman & CEO, Citi Holdings—Global Consumer
John C. Gerspach	55	Controller and Chief Accounting Officer
John Havens	52	Head, Global Institutional Bank
Michael S. Helfer	63	General Counsel and Corporate Secretary
Lewis B. Kaden	66	Vice Chairman
Edward J. Kelly, III	55	Head, Global Banking and Citi Alternative Investments
Brian Leach	49	Chief Risk Officer
Manuel Medina-Mora	58	Chairman & CEO, Latin America & Mexico
William J. Mills	53	CEO, Western Europe, Middle East and Africa
Vikram S. Pandit	52	Chief Executive Officer
William R. Rhodes	73	Senior Vice Chairman; Chairman, President & CEO, Citibank, N.A.
Stephen R. Volk	72	Vice Chairman

Each executive officer has held executive or management positions with the Company for at least five years, except that:

•

Mr. Callahan joined Citigroup in 2007. Prior to joining Citi, Mr. Callahan was a Managing Director and Head of Client Coverage Strategy for the Investment Banking Division at Credit Suisse. From 1993 to 2006, Mr. Callahan worked at Morgan Stanley, serving in numerous roles, including Global Head of Marketing and Head of Marketing for the Institutional Equities Division and for the Institutional Securities Group.

•

Mr. Crittenden joined Citigroup in March 2007. Prior to joining Citigroup, Mr. Crittenden was Executive Vice President, Chief Financial Officer, and Head of Global Network Services at American Express from 2000 to 2007.

•

Ms. Dial joined Citigroup in June 2008. Prior to joining Citi, Ms. Dial served as Group Executive Director of UK Retail Banking and as a member of the Board of Directors at Lloyds TSB Group plc. Prior to Lloyds TSB, Ms. Dial was President and Chief Executive Officer of Wells Fargo Bank, a subsidiary of Wells Fargo & Co.

•

Mr. Havens joined Citigroup in 2007. Prior to joining Citigroup, Mr. Havens was a founder and Partner of Old Lane, LP, a multi-strategy hedge fund and private equity fund manager that was acquired by Citi in 2007. Before forming Old Lane in 2005, Mr. Havens was Head of Institutional Equity at Morgan Stanley and a member of the firm’s Management Committee.

•	Mr. Kaden joined Citigroup in September 2005. Prior to joining Citigroup, Mr. Kaden was a partner at Davis Polk & Wardwell.
•

Mr. Kelly joined Citi in February 2008 from The Carlyle Group, a private investment firm, where he was a Managing Director. Prior to joining Carlyle in July 2007, he was a Vice Chairman at The PNC Financial Services Group following PNC’s acquisition of Mercantile Bankshares Corporation in March 2007. He was Chairman, Chief Executive and President of Mercantile from March 2003 through March 2007.

•

Mr. Leach joined Citigroup in 2008. Prior to becoming Citi’s Chief Risk Officer in March 2008, Mr. Leach was the co-COO of Old Lane. Mr. Leach, along with several former colleagues from Morgan Stanley, founded Old Lane LP in 2005. Earlier, he had worked for his entire financial career at Morgan Stanley, finishing as Risk Manager of the Institutional Securities Business.

•

Mr. Pandit, prior to being named CEO on December 11, 2007, was Chairman and CEO of Citigroup’s Institutional Clients Group. Formerly the Chairman and CEO of Alternative Investments, Mr. Pandit was a founding member and chairman of the members committee of Old Lane, LP, which was acquired by Citigroup in 2007. Prior to forming Old Lane, Mr. Pandit held a number of senior positions at Morgan Stanley over more than two decades, including President and Chief Operating Officer of Morgan Stanley’s institutional securities and investment banking business and was a member of the firm’s Management Committee.

•	Mr. Volk joined Citigroup in July 2004. From 2001 to 2004, Mr. Volk was Chairman of Credit Suisse First Boston. Before that, Mr. Volk was a partner at Shearman & Sterling.

Comparison of Five-Year Cumulative Total Return

The following graph compares the cumulative total return on Citigroup’s common stock with the S&P 500 Index and the S&P Financial Index over the five-year period extending through December 31, 2008. The graph assumes that $100 was invested on December 31, 2003 in Citigroup’s common stock, the S&P 500 Index and the S&P Financial Index and that all dividends were reinvested.

DECEMBER 31	CITIGROUP	S&P 500 INDEX	S&P FINANCIAL INDEX
2004	$102.72	$110.88	$110.91
2005	107.48	116.32	118.03
2006	128.49	134.69	140.68
2007	71.04	142.09	114.47
2008	17.07	89.52	51.15

10-K CROSS-REFERENCE INDEX

This Annual Report on Form 10-K incorporates the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2008 results.

Form 10-K

Item Number		Page

Part I

1.	Business	2-3, 6–107, 138, 227–238

1A.	Risk Factors	47–50

1B.	Unresolved Staff Comments	228

2.	Properties	229

3.	Legal Proceedings	229–235

4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	95, 225, 236,
240–241

6.	Selected Financial Data	4-5

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6–107

7A.	Quantitative and Qualitative Disclosures about Market Risk	51–77, 139–140,
155–171, 175–206

8.	Financial Statements and Supplementary Data	116–226

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

9A.	Controls and Procedures	108, 112

9B.	Other Information	Not Applicable

Part III

10.	Directors, Executive Officers and Corporate Governance	237, 240–242 *

11.	Executive Compensation	**

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	****

13.	Certain Relationships and Related Transactions, and Director Independence	****

14.	Principal Accounting Fees and Services	*****

Part IV

15.	Exhibits and Financial Statement Schedules	240

*	For additional information regarding Citigroup Directors, see the material under the captions “Corporate Governance,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Citigroup’s Annual Meeting of Stockholders to be held on April 21, 2009, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.
**	See the material under the captions “Executive Compensation—The Personnel and Compensation Committee Report,” “ Compensation Discussion and Analysis” and “Compensation Tables” in the Proxy Statement, incorporated herein by reference.
***	See the material under the captions “About the Annual Meeting,” “Stock Ownership” and “Proposal 3: Approval of Citigroup 2009 Stock Incentive Plan” in the Proxy Statement, incorporated herein by reference.
****	See the material under the captions “Corporate Governance—Director Independence,” “Certain Transactions and Relationships, Compensation Committee Interlocks and Insider Participation,” “Indebtedness,” “Proposal 1: Election of Directors” and “Executive Compensation” in the Proxy Statement, incorporated herein by reference.
****	See the material under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, incorporated herein by reference.
None of the foregoing incorporation by reference shall include the information referred to in Item 402(a)(8) of Regulation S-K.

CORPORATE INFORMATION

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are either filed herewith or have been previously filed with the Securities and Exchange Commission and are filed herewith by incorporation by reference:

•	Citigroup’s Restated Certificate of Incorporation, as amended,
•	Citigroup’s By-Laws,
•	Instruments Defining the Rights of Security Holders, including Indentures,
•	Material Contracts, including certain compensatory plans available only to officers and/or directors,
•	Statements re: Computation of Ratios,
•	Subsidiaries of the Registrant,
•	Consent of Expert,
•	Powers of Attorney of Directors Armstrong, Belda, Bischoff, Derr, Deutch, Hernández Ramírez, Liveris, Mulcahy, Parsons, Ricciardi, Rodin, Rubin, Ryan, and Thomas, and
•	CEO and CFO certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

United States Securities and Exchange Commission

Washington, DC 20549

Form 10-K

Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

Commission File Number 1-9924

Citigroup Inc.

Incorporated in the State of Delaware

IRS Employer Identification Number: 52-1568099

Address: 399 Park Avenue

New York, New York 10043

Telephone: 212 559 1000

Stockholder Information

Citigroup common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “C” and on the Tokyo Stock Exchange and the Mexico Stock Exchange.

Citigroup Preferred Stock Series F, T and AA are also listed on the NYSE.

Because our common stock is listed on the NYSE, the chief executive officer of Citigroup is required to make an annual certification to the NYSE stating that he was not aware of any violation by Citigroup of the corporate governance listing standards of the NYSE. The annual certification to that effect was made to the NYSE as of May 7, 2008.

Transfer Agent

Stockholder address changes and inquiries regarding stock transfers, dividend replacement, 1099-DIV reporting, and lost securities for common and preferred stocks should be directed to:

Computershare

P.O. Box 43078

Providence, RI 02940-3078

Telephone No. 781 575 4555

Toll-free No. 888 250 3985

Facsimile No. 201 324 3284

E-mail address: shareholder@computershare.com

Web address: www.computershare.com/investor

Exchange Agent

Holders of Golden State Bancorp, Associates First Capital Corporation, Citicorp or Salomon Inc common stock, Citigroup Inc. Preferred Stock Series Q, S, or U, or Salomon Inc Preferred Stock Series D or E should arrange to exchange their certificates by contacting:

Computershare

P.O. Box 43078

Providence, RI 02940-3078

Telephone No. 781 575 4555

Toll-free No. 888 250 3985

Facsimile No. 201 324 3284

E-mail address: shareholder@computershare.com

The 2008 Form 10-K filed with the Securities and Exchange Commission by the Company, as well as other annual and quarterly reports, are available from Citi Document Services toll free at 877 936 2737 (outside the United States at 716 730 8055), by e-mailing a request to docserve@citi.com, or by writing to:

Citi Document Services

540 Crosspoint Parkway

Getzville, NY 14068

Copies of this annual report and other Citigroup financial reports can be viewed or retrieved through the Company’s Web site at http://www.citigroup.com by clicking on the “Investors” page and selecting “All SEC Filings” or through the SEC’s Web site at http://www.sec.gov.

Corporate Governance Materials

The following materials, which have been adopted by the Company, are available free of charge on the Company’s Web site at http://www.citigroup.com by clicking on “About Citi” and then “Corporate Governance” or by writing to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd floor, New York, New York 10043: the Company’s (i) corporate governance guidelines, (ii) code of conduct, (iii) code of ethics for financial professionals, and (iv) charters of (a) the audit and risk management committee, (b) the personnel and compensation committee, (c) the public affairs committee, and (d) the nomination and governance committee. The code of ethics for financial professionals applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. Amendments and waivers, if any, to the code of ethics for financial professionals will be disclosed on the Company’s Web site.

Securities Registered Pursuant to Section 12 (b) and (g) of the Exchange Act

A list of Citigroup securities registered pursuant to Section 12 (b) and (g) of the Securities Exchange Act of 1934 is filed as an exhibit herewith and is available from Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd floor, New York, New York 10043 or on the Internet at http://www.sec.gov.

As of February 2, 2009, Citigroup had 5,476,213,462 shares of common stock outstanding.

As of February 2, 2009, Citigroup had approximately 198,847 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be contained in Citigroup’s 2009 Proxy Statement incorporated by reference in Part III of this Form 10-K.

Citigroup is a large accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).

Citigroup is not a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).

The aggregate market value of Citigroup common stock held by non-affiliates of Citigroup on February 2, 2009 was approximately $19.9 billion.

Certain information has been incorporated by reference as described herein into Part III of this annual report from Citigroup’s 2009 Proxy Statement.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2009.

Citigroup Inc.

(Registrant)

Gary Crittenden

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2009.

Citigroup’s Principal Executive Officer and a Director:

Vikram Pandit

Citigroup’s Principal Financial Officer:

Gary Crittenden

Citigroup’s Principal Accounting Officer:

John C. Gerspach

The Directors of Citigroup listed below executed a power of attorney appointing Gary Crittenden their attorney-in-fact, empowering him to sign this report on their behalf.

C. Michael Armstrong	Anne Mulcahy
Alain J.P. Belda	Richard D. Parsons
Sir Winfried F.W. Bischoff	Lawrence R. Ricciardi
Kenneth T. Derr	Judith Rodin
John M. Deutch	Robert E. Rubin
Roberto Hernández Ramírez	Robert L. Ryan
Andrew N. Liveris	Franklin A. Thomas

Gary Crittenden

CITIGROUP BOARD OF DIRECTORS

C. Michael Armstrong

Chairman, Board of Trustees

Johns Hopkins Medicine, Health

System Corporation and Hospital

Alain J.P. Belda

Chairman

Alcoa Inc.

Sir Winfried F.W. Bischoff

Former Chairman

Citigroup Inc.

Kenneth T. Derr

Chairman, Retired

Chevron Corporation

John M. Deutch

Institute Professor

Massachusetts Institute

of Technology

Roberto Hernández Ramírez

Chairman

Banco Nacional de Mexico

Andrew N. Liveris

Chairman and

Chief Executive Officer

The Dow Chemical Company

Anne Mulcahy

Chairman and

Chief Executive Officer

Xerox Corporation

Vikram Pandit

Chief Executive Officer

Citigroup Inc.

Richard D. Parsons

Chairman

Citigroup Inc.

Lawrence R. Ricciardi

Senior Vice President,

General Counsel and Advisor

to the Chairman, Retired

IBM Corporation

Judith Rodin

President

Rockefeller Foundation

Robert E. Rubin Former Senior Counselor Citigroup Inc. Robert L. Ryan Chief Financial Officer, Retired Medtronic Inc. Franklin A. Thomas Consultant TFF Study Group

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.01	Share Exchange Agreement (English Translation) between Citigroup Japan Holdings Ltd. and Nikko Cordial Corporation, dated as of November 14, 2007, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Citigroup Inc. (the “Company”) filed November 14, 2007 (File No. 1-9924).

2.02	Share Purchase Agreement, dated July 11, 2008, by and between Citigroup Global Markets Finance Corporation & Co. Beschrankt Haftende KG, CM Akquisitions GmbH, and Banque Federative du Credit Mutuel S.A., incorporated by reference to Exhibit 2.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 (File No. 1-9924) (the “Company’s September 30, 2008 10-Q”).

3.01.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 filed December 15, 1998 (No. 333-68949).

3.01.2	Certificate of Designation of 5.321% Cumulative Preferred Stock, Series YY, of the Company, incorporated by reference to Exhibit 4.45 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed January 22, 1999 (No. 333-68949).

3.01.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 18, 2000, incorporated by reference to Exhibit 3.01.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-9924).

3.01.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 17, 2001, incorporated by reference to Exhibit 3.01.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 1-9924).

3.01.5	Certificate of Designation of 6.767% Cumulative Preferred Stock, Series YYY, of the Company, incorporated by reference to Exhibit 3.01.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-9924) (the “Company’s 2001 10-K”).

3.01.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated April 18, 2006, incorporated by reference to Exhibit 3.01.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (File No. 1-9924).

3.01.7	Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series A1, of the Company, incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed February 18, 2009 (File No. 1-9924).

3.01.8	Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series B1, of the Company, incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K filed February 18, 2009 (File No. 1-9924).

3.01.9	Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series C1, of the Company, incorporated by reference to Exhibit 3.03 to the Company’s Current Report on Form 8-K filed February 18, 2009 (File No. 1-9924).

3.01.10	Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series D1, of the Company, incorporated by reference to Exhibit 3.04 to the Company’s Current Report on Form 8-K filed February 18, 2009 (File No. 1-9924).

3.01.11	Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series J1, of the Company, incorporated by reference to Exhibit 3.05 to the Company’s Current Report on Form 8-K filed February 18, 2009 (File No. 1-9924).

3.01.12	Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series K1, of the Company, incorporated by reference to Exhibit 3.06 to the Company’s Current Report on Form 8-K filed February 18, 2009 (File No. 1-9924).

3.01.13	Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series L2, of the Company, incorporated by reference to Exhibit 3.07 to the Company’s Current Report on Form 8-K filed February 18, 2009 (File No. 1-9924).

3.01.14	Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series N1, of the Company, incorporated by reference to Exhibit 3.08 to the Company’s Current Report on Form 8-K filed February 18, 2009 (File No. 1-9924).

3.01.15	Certificate of Designation of 6.5% Non-Cumulative Convertible Preferred Stock, Series T, of the Company, incorporated by reference to Exhibit 3.09 to the Company’s Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).

3.01.16	Certificate of Designation of 8.125% Non-Cumulative Preferred Stock, Series AA, of the Company, incorporated by reference to Exhibit 3.10 to the Company’s Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).

3.01.17	Certificate of Designation of 8.40% Fixed Rate/Floating Rate Non-Cumulative Preferred Stock, Series E, of the Company, incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed April 28, 2008 (File No. 1-9924).

3.01.18	Certificate of Designation of 8.50% Non-Cumulative Preferred Stock, Series F, of the Company, incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed May 13, 2008 (File No. 1-9924).

3.01.19	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series H, of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 30, 2008 (File No. 1-9924).

3.01.20	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series I, of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 1-9924).

3.01.21	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series G, of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).

3.02	By-Laws of the Company, as amended, effective October 16, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 19, 2007 (File No. 1-9924).

4.01	Warrant, dated October 28, 2008, issued by the Company to the United States Department of the Treasury (the “UST”), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 30, 2008 (File No. 1-9924).

4.02	Warrant, dated December 31, 2008, issued by the Company to the UST, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 1-9924).

4.03	Warrant, dated January 15, 2009, issued by the Company to the UST, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).

10.01.1*	Travelers Group 1996 Stock Incentive Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-9924) (the “Company’s September 30, 1997 10-Q”).

10.01.2*	Amendment to Travelers Group 1996 Stock Incentive Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.03.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the “Company’s 1999 10-K”).

10.02*	Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (as of September 21, 2004), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 (File No. 1-9924).

10.03.1*	Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (pursuant to the Amended and Restated Compensation Plan for Non-Employee Directors), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2005 (File No. 1-9924).

10.03.2*	Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (effective November 1, 2006), incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (File No. 1-9924) (the “Company’s September 30, 2006 10-Q”).

10.04*	Citigroup 1999 Executive Performance Plan (effective January 1, 1999), incorporated by reference to Annex B to the Company’s Proxy Statement dated March 8, 1999 (File No. 1-9924).

10.05.1*	Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.02 to the Company’s September 30, 1997 10-Q.

10.05.2*	Amendment to the Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.08.2 to the Company’s 1999 10-K.

10.05.3*+	Amendment to the Travelers Group Capital Accumulation Plan (as amended through July 23, 1997).

10.06*	The Travelers Inc. Deferred Compensation and Partnership Participation Plan, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1994 (File No. 1-9924).

10.07*	The Travelers Corporation Directors’ Deferred Compensation Plan (as amended November 7, 1986), incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of The Travelers Corporation for the fiscal year ended December 31, 1986 (File No. 1-5799).

10.08.1	Citigroup Employee Incentive Plan, amended and restated as of April 17, 2001, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-9924) (the “Company’s 2002 10-K”).

10.08.2+	Amendment to the Citigroup Employee Incentive Plan, amended and restated as of April 17, 2001.

10.09	Citigroup 2000 Stock Purchase Plan (effective May 1, 2000), amended and restated as of February 28, 2003, incorporated by reference to Exhibit 10.14 to the Company’s 2002 10-K.

10.10*	1994 Citicorp Annual Incentive Plan for Selected Executive Officers, incorporated by reference to Exhibit 10 to Citicorp’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994 (File No. 1-5378).

10.11.1*	Citicorp 1997 Stock Incentive Plan, incorporated by reference to Citicorp’s 1997 Proxy Statement filed February 26, 1997 (File No. 1-5378).

10.11.2*	Amendment to the Citicorp 1997 Stock Incentive Plan, incorporated by reference to Exhibit 10.19.2 to the Company’s 1999 10-K.

10.11.3*+	Amendment to the Citicorp 1997 Stock Incentive Plan.

10.12*	Letter Agreement, dated as of July 25, 2008, between the Company and Michael S. Klein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 25, 2008 (File No. 1-9924).

10.13*	Citigroup Deferred Cash Award Plan, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 21, 2009 (File No. 1-9924).

10.14.1*	Citicorp Directors’ Deferred Compensation Plan, Restated May 1, 1988, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-9924).

10.14.2*	Amendment to the Citicorp Directors’ Deferred Compensation Plan (effective as of December 31, 2001), incorporated by reference to Exhibit 10.22.2 to the Company’s 2001 10-K.

10.15*+	Citigroup 1999 Stock Incentive Plan (as amended and restated effective January 1, 2009).

10.16*	Form of Citigroup Directors’ Stock Option Grant Notification, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-9924).

10.17	Lease, dated as of September 25, 2002, between BP 399 Park Avenue LLC (as Landlord) and Citigroup Inc. (as Tenant), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 1-9924).

10.18.1*	Form of Citigroup Equity Award Agreement, incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 1-9924) (the “Company’s September 30, 2004 10-Q”).

10.18.2*	Form of Citigroup Equity Award Agreement (revised), incorporated by reference to Exhibit 10.28.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-9924).

10.18.3*	Form of Citigroup Equity Award Agreement (effective November 1, 2006), incorporated by reference to Exhibit 10.04 to the Company’s September 30, 2006 10-Q.

10.18.4*	Form of Citigroup Equity or Deferred Cash Award Agreement (effective January 1, 2009), incorporated by reference to Exhibit 10.01 to the Company’s September 30, 2008 10-Q.

10.19.1*	Form of Reload Option Grant Notification, incorporated by reference to Exhibit 10.03 to the Company’s September 30, 2004 10-Q.

10.19.2*	Form of Citigroup Reload Stock Option Grant Notification (effective November 1, 2006), incorporated by reference to Exhibit 10.03 to the Company’s September 30, 2006 10-Q.

10.20	Acquisition Agreement, dated as of January 31, 2005, by and between the Company and MetLife, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 4, 2005 (File No. 1-9924).

10.21	Transaction Agreement, dated as of June 23, 2005, by and between the Company and Legg Mason, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2005 (File No. 1-9924).

10.22	Global Distribution Agreement, dated as of June 23, 2005, by and between the Company and Legg Mason, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2005 (File No. 1-9924).

10.23*	Letter, dated as of May 1, 2006, to Roberto Hernandez Ramirez, incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (File No. 1-9924).

10.24*	Citigroup Management Committee Termination Notice and Non-Solicitation Policy, effective October 2, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2006 (File No. 1-9924).

10.25*	Agreement, dated August 3, 2004, between the Company and Stephen Volk, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-9924).

10.26.1*	Letter Agreement, dated as of February 23, 2007, between the Company and Gary Crittenden, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 (File No. 1-9924) (the “2007 Letter Agreement”).

10.26.2*+	Amendment to the 2007 Letter Agreement, dated as of December 22, 2008, between the Company and Gary Crittenden.

10.27.1*	Form of Citigroup Inc. Management Committee Long-Term Incentive Program Award Agreement (effective July 17, 2007), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 1-9924) (the “2007 LTIP Award Agreement”).

10.27.2*+	Amendment to the 2007 LTIP Award Agreement.

10.28*	Citigroup Inc. Non-Employee Directors Compensation Plan (effective as of January 1, 2008), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 1-9924) (the “Company’s September 30, 2007 10-Q”).

10.29*	Form of Citigroup Equity Award Agreement (effective November 1, 2007), incorporated by reference to Exhibit 10.02 to the Company’s September 30, 2007 10-Q.

10.30*	Form of Citigroup Reload Stock Option Grant Notification (effective November 1, 2007), incorporated by reference to Exhibit 10.03 to the Company’s September 30, 2007 10-Q.

10.31.1*	Letter Agreement, dated as of June 14, 2005, between the Company and Lewis B. Kaden, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2005 (File No. 1-9924) (the “2005 Letter Agreement”).

10.31.2*+	Amendment to the 2005 Letter Agreement, dated as of December 22, 2008, between the Company and Lewis B. Kaden.

10.32*+	2009 Deferred Cash Executive Retention Award Plan (amended and restated as of January 1, 2009).

10.33.1	Lease, dated as of May 12, 2005, between Reckson Court Square, LLC (Landlord) and Citibank, N.A. (Tenant); Premises: One Court Square, 25-01 Jackson Avenue, Long Island City, New York 11120, incorporated by reference to Exhibit 10.40.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-9924) (the “Company’s 2007 10-K”).

10.33.2	First Amendment to Lease, dated as of August 3, 2005, between Reckson Court Square, LLC (Landlord) and Citibank, N.A. (Tenant); Premises: One Court Square, Long Island City, Queens County, New York, incorporated by reference to Exhibit 10.40.2 to the Company’s 2007 10-K.

10.34	Lease, dated as of December 18, 2007, between 388 Realty Owner LLC (Landlord) and Citigroup Global Markets Inc. (Tenant); Premises: 388 Greenwich Street, New York, New York 10013, incorporated by reference to Exhibit 10.41 to the Company’s 2007 10-K.

10.35	Lease, dated as of December 18, 2007, between 388 Realty Owner LLC (Landlord) and Citigroup Global Markets Inc. (Tenant); Premises: 390 Greenwich Street, New York, New York 10013, incorporated by reference to Exhibit 10.42 to the Company’s 2007 10-K.

10.36*	Aircraft Time Sharing Agreement, dated December 12, 2007, between Citiflight, Inc. and Vikram Pandit, incorporated by reference to Exhibit 10.43 to the Company’s 2007 10-K.

10.37*	Aircraft Time Sharing Agreement, dated November 7, 2007, between Citiflight, Inc. and Sir Winfried FW Bischoff, incorporated by reference to Exhibit 10.44 to the Company’s 2007 10-K.

10.38	Letter Agreement, dated October 26, 2008, between the Company and the UST (the “October 26, 2008 Letter Agreement”), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed October 30, 2008 (File No. 1-9924).

10.39	Securities Purchase Agreement Standard Terms to the October 26, 2008 Letter Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 30, 2008 (File No. 1-9924).

10.40	Securities Purchase Agreement, dated December 31, 2008, between the Company and the UST, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 1-9924).

10.41	Master Agreement, dated as of January 15, 2009, among the Company, certain affiliates of the Company named therein, the UST, the Federal Deposit Insurance Corporation (the “FDIC”) and the Federal Reserve Bank of New York, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).

10.42	Securities Purchase Agreement, dated January 15, 2009, among the Company, the UST and the FDIC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).

10.43	Joint Venture Contribution and Formation Agreement, dated as of January 13, 2009, by and between the Company and Morgan Stanley, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).

10.44+	Form of Addendum to Indemnification Agreement dated December 16, 2008 between the Company and each member of its Board of Directors.

10.45*	Form of Citigroup Performance Stock Award Agreement, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 21, 2009 (File No. 1-9924).

10.46*	Form of Citigroup Executive Premium Price Option Agreement, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 21, 2009 (File No. 1-9924).

12.01+	Calculation of Ratio of Income to Fixed Charges.

12.02+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

21.01+	Subsidiaries of the Company.

23.01+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.01+	Powers of Attorney.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	Residual Value Obligation Certificate.

99.02+	List of Securities Registered Pursuant to Section 12(b) and Section 12(g) of the Securities Exchange Act of 1934.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2008 Annual Report on Form 10-K) to security holders who make written request therefor to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043.

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

+ Filed herewith.