Form 10-Q
period 2009-03-31
CITIGROUP INC
filed 2009-05-11
CIK 831001

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

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

Common stock outstanding as of March 31, 2009: 5,512,800,000

Available on the Web at www.citigroup.com

CITIGROUP INC.

FIRST QUARTER OF 2009—FORM 10-Q

THE COMPANY	2
Citigroup Segments	3
Citigroup Regions	3
SUMMARY OF SELECTED FINANCIAL DATA	4
MANAGEMENT'S DISCUSSION AND ANALYSIS	6
Management Summary	6
Events in 2009	7
SEGMENT AND REGIONAL—NET INCOME (LOSS) AND REVENUES	12
Citigroup Net Income (Loss)—Segment View	12
Citigroup Net Income (Loss)—Regional View	13
Citigroup Revenues—Segment View	14
Citigroup Revenues—Regional View	15
GLOBAL CARDS	16
CONSUMER BANKING	18
INSTITUTIONAL CLIENTS GROUP (ICG)	20
GLOBAL WEALTH MANAGEMENT	22
CORPORATE/OTHER	23
REGIONAL DISCUSSIONS	24
North America	24
EMEA	25
Latin America	26
Asia	27
TARP AND OTHER REGULATORY PROGRAMS	28
MANAGING GLOBAL RISK	32
Details of Credit Loss Experience	32
Non-Performing Assets	33
Significant Exposures in Securities and Banking	35
Exposure to Commercial Real Estate	36
Direct Exposure to Monolines	37
Highly Leveraged Financing Transactions	38
DERIVATIVES	39
Market Risk Management Process	43
Operational Risk Management Process	45
Country and Cross-Border Risk	46
INTEREST REVENUE/EXPENSE AND YIELDS	47
AVERAGE BALANCES AND INTEREST RATES—ASSETS	48
Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue	49
Analysis of Changes in Interest Revenue	50
Analysis of Changes in Interest Expense and Net Interest Revenue	51
CAPITAL RESOURCES AND LIQUIDITY	52
Capital Resources	52
Common Equity	55
Funding	58
Liquidity	61
Off-Balance-Sheet Arrangements	62
FAIR VALUATION	63
CONTROLS AND PROCEDURES	63
FORWARD-LOOKING STATEMENTS	63
TABLE OF CONTENTS FOR FINANCIAL STATEMENTS AND NOTES	64
CONSOLIDATED FINANCIAL STATEMENTS	65
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	71
OTHER INFORMATION	154
Legal Proceedings	154
Risk Factors	156
Unregistered Sales of Equity Securities and Use of Proceeds	157
Submission of Matters to a Vote of Security Holders	158
Signatures	161
Exhibit Index	162

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

        This quarterly report on Form 10-Q should be read in conjunction with Citigroup's 2008 Annual Report on Form 10-K. Additional financial, statistical, and business-related information, as well as business and segment trends, are included in a Financial Supplement that was filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on Apri1 17, 2009. On January 16, 2009, Citigroup announced a realignment of its businesses to be effective, for financial reporting purposes, in the second quarter of 2009. Accordingly, Citi's businesses in this Form 10-Q are presented under the same structure that was reported at December 31, 2008.

        The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043, telephone number 212 559 1000. Additional information about Citigroup is available on the Company's Web site at www.citigroup.com. Citigroup's recent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as the Company's other filings with the SEC are available free of charge through the Company's Web site by clicking on the "Investors" page and selecting "All SEC Filings." The SEC Web site contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

        At March 31, 2009, Citigroup was managed along the following segment and product lines:

        The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results.

(1)
Asia includes Japan, Latin America includes Mexico, and North America includes U.S., Canada and Puerto Rico.

CITIGROUP INC. AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL DATA

	Three Months Ended March 31,
In millions of dollars, except per share amounts			% Change
	2009	2008
Net interest revenue	$12,898	$13,068	(1)%
Non-interest revenue	11,891	(627)	NM

Revenues, net of interest expense	24,789	12,441	99%
Operating expenses	12,087	15,775	(23)
Provisions for credit losses and for benefits and claims	10,307	5,852	76

Income (Loss) from Continuing Operations before Income Taxes	2,395	(9,186)	NM
Income taxes (benefits)	785	(3,939)	NM

Income (Loss) from Continuing Operations	1,610	(5,247)	NM
Income (Loss) from Discontinued Operations, net of taxes	(33)	115	NM

Net Income (Loss) before attribution of Noncontrolling Interests	1,577	(5,132)	NM
Net Income (Loss) attributable to Noncontrolling Interests	(16)	(21)	24%

Citigroup's Net Income (Loss)	$1,593	$(5,111)	NM

Less:
Preferred dividends—Basic	1,221	83	NM
Impact of the conversion price reset related to the $12.5 billion convertible preferred stock private issuance—Basic(1)	1,285	—	NM
Preferred stock Series H discount accretion—Basic(1)	53	—	NM

Income (loss) available to common stockholders for Basic EPS	$(966)	$(5,194)	81%

Earnings per share
Basic(2)
Income (loss) from continuing operations	$(0.18)	$(1.06)	83%
Net income (loss)	$(0.18)	$(1.03)	83

Diluted(2)
Income (loss) from continuing operations	$(0.18)	$(1.06)	83%
Net income (loss)	(0.18)	(1.03)	83
Dividends declared per common share	$0.01	$0.32	(97)

At March 31:
Total assets	$1,822,578	$2,199,697	(17)%
Total deposits	762,696	831,208	(8)
Long-term debt	337,252	424,959	(21)
Mandatorily redeemable securities of subsidiary trusts	24,532	23,959	2
Common stockholders' equity	69,688	108,684	(36)
Total stockholders' equity	$143,934	$128,068	12
Direct staff (in thousands)	309	369	(16)

Ratios:
Return on common stockholders' equity(3)	(5.6)%	(18.6)%

Tier 1 Common(4)	2.16%	4.22%
Tier 1 Capital	11.92%	7.71%
Total Capital	15.61%	11.18%
Leverage(5)	6.60%	4.45%

Common stockholders' equity to assets	3.82%	4.94%
Dividend payout ratio(6)	N/A	N/A
Ratio of earnings to fixed charges and preferred stock dividends	1.06x	NM

(1)
The first quarter of 2009 Income available to common shareholders includes a reduction of $1.285 billion related to a conversion price reset pursuant to Citigroup's prior agreement with the purchasers of $12.5 billion convertible preferred stock issued in a private offering in January 2008. The conversion price was reset from $31.62 per share to $26.35 per share. The reset will result in Citigroup's issuing up to approximately 79 million additional common shares when the preferred stock is converted. There is no impact to net income, total stockholders' equity or capital ratios due to the reset. However, the reset resulted in a reclassification from Retained earnings to Additional paid-in capital of $1.285 billion and a reduction in Income available to common shareholders of $1.285 billion. Income available to common shareholders for the first quarter of 2009 also includes a reduction of $53 million related to the quarterly preferred stock Series H discount accretion.

(2)
The Company adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" on January 1, 2009. All prior periods have been restated to conform to the current presentation. The Diluted EPS calculation for the first quarters of 2008 and 2009 utilize Basic shares and Income available to common shareholders (Basic) due to the negative Income available to common shareholders. Using actual Diluted shares and Income available to common shareholders (Diluted) would result in anti-dilution.

(3)
The return on average common stockholders' equity is calculated using income/(loss) available to common stockholders.

(4)
The Tier 1 Common ratio represents Tier 1 Capital less perpetual preferred stock, qualifying minority interests in subsidiaries and qualifying trust preferred securities divided by risk-weighted assets.

(5)
The Leverage ratio represents Tier 1 Capital divided by each period's quarterly adjusted average assets.

(6)
Dividends declared per common share as a percentage of net income per diluted share. For the first quarters of 2009 and 2008, the dividend payout ratio was not calculable due to the net loss.

NM    Not meaningful

        Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation.

        Certain statements in this Form 10-Q, including, but not limited to, statements made in "Management's Discussion and Analysis," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those included in these statements due to a variety of factors including, but not limited to, those described in Citigroup's 2008 Annual Report on Form 10-K under "Risk Factors."

        Within this Form 10-Q, please refer to the indices on pages 1 and 64 for page references to the Management's Discussion and Analysis section and Notes to Consolidated Financial Statements, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FIRST QUARTER OF 2009 MANAGEMENT SUMMARY

        Citigroup reported net income of $1.593 billion for the first quarter of 2009. The results reflected Revenues of $24.8 billion, driven by strong results in ICG, partially offset by net write-downs, $7.3 billion in net credit losses and a $2.7 billion net loan loss reserve builds.

        The $0.18 loss per share reflected the reset in January 2009 of the conversion price of $12.5 billion of convertible preferred stock issued in a private offering in January 2008. This did not have an impact on net income or total capital but resulted in a reduction to income available to common shareholders of $1.285 billion or $0.24 per share. Without this reduction, EPS was positive. The loss per share also reflected preferred stock dividends and the quarterly accretion of the Series H warrant discount, which did not impact net income but reduced income available to common shareholders by $1.274 billion.

        Revenues of $24.8 billion increased 99% from year-ago levels, with sequential improvement across all regions. Strong trading results and lower net write-downs (partially attributable to a positive credit valuation adjustment (CVA) in respect of the Company's own debt and derivatives) in S&B drove revenues. The difficult economic environment continued to have a negative impact on all businesses.

        Net interest revenue declined 1% from the 2008 first quarter, reflecting the smaller balance sheet. Net interest margin in the first quarter of 2009 was 3.30%, up 50 basis points from the first quarter of 2008, reflecting significantly lower cost of funding, partially offset by a decrease in asset yields related to the decrease in the fed funds rate. Non-interest revenue increased $12.5 billion from a year ago, primarily reflecting lower write-downs on highly leveraged finance commitments, subprime-related direct exposures and other fixed income exposures.

        Operating expenses decreased 23% from the previous year, reflecting benefits from Citi's ongoing re-engineering efforts, the impact of foreign exchange translation, and a $250 million litigation reserve release. Expenses in the prior-year period included $626 million of net non-recurring charges. Expenses have continued their downward momentum, due to lower compensation costs and continued benefits from re-engineering efforts. Headcount was down 60,000 from March 31, 2008 and 14,000 from December 31, 2008.

        The Company's equity capital base and trust preferred securities were $168.5 billion at March 31, 2009. Citigroup's Stockholders' equity increased by $2.3 billion during the first quarter of 2009 to $143.9 billion. The Company issued $3.6 billion in preferred stock and warrants related to the loss-sharing agreement during the first quarter and distributed $1.06 billion in dividends to its preferred shareholders. Citigroup had a Tier 1 Capital Ratio of 11.92% at March 31, 2009.

        During the first quarter of 2009, the Company recorded a net build of $2.7 billion to its credit reserves. The net build consisted of $2.3 billion in Global Cards and Consumer Banking ($1.6 billion in North America Consumer and $642 million in regions outside of North America), $313 million in ICG and $94 million in GWM. The Consumer credit loss rate was 4.64%, a 212 basis-point increase from the first quarter of 2008. Corporate cash-basis loans were $10.8 billion at March 31, 2009, an increase of $8.8 billion from year-ago levels. This increase is primarily attributable to the transfer of non-accrual loans from the held-for-sale portfolio to the held-for-investment portfolio during the fourth quarter of 2008. The allowance for loan losses totaled $31.7 billion at March 31, 2009, a coverage ratio of 4.82% of total loans.

        The Company's effective tax rate was 32.8% in the first quarter of 2009, which includes a tax benefit of $110 million relating to the conclusion of the audit of certain issues in the Company's 2003-2005 U.S. Federal tax audit.

        At March 31, 2009, the Company had increased its structural liquidity (equity, long-term debt and deposits) as a percentage of assets from 66% at December 31, 2008 to approximately 68% at March 31, 2009. Citigroup has continued its deleveraging, reducing total assets from $1,938 billion at December 31, 2008 to $1,823 billion at March 31, 2009.

        At March 31, 2009, the maturity profile of Citigroup's senior long-term unsecured borrowings had a weighted average maturity of seven years.

        On February 27, 2009, the Company announced an exchange offer of its common stock for up to $27.5 billion of its existing preferred securities and trust preferred securities at a conversion price of $3.25 per share (Exchange Offer). On May 7, 2009, the Company announced that it will expand the Exchange Offer by increasing the maximum amount of preferred securities and trust preferred securities that it will accept in the Exchange Offer by $5.5 billion to a total of $33 billion. All other terms of the Exchange Offer, including that the U.S. government (USG) will match the Exchange Offer up to a maximum of $25 billion of its preferred stock at the same conversion price, remain unchanged. The increase in the Exchange Offer reflects the results of the USG's Supervisory Capital Assessment Program (SCAP) and will further increase the Company's Tier 1 Common without any additional USG investment or conversion of USG securities into common stock.

        In April 2009, Citi's shareholders elected four new directors to its board. Additionally, the Company recently announced several senior management appointments, including Edward (Ned) Kelly as Chief Financial Officer, replacing Gary Crittenden, who was appointed Chairman of Citi Holdings.

        During the first quarter of 2009, Citi continued to extend significant amounts of credit to U.S. consumers and continued to focus on supporting the U.S. housing market. In the first quarter of 2009, Citi successfully worked with approximately 80,000 borrowers, whose mortgages Citi owns or services, to avoid potential foreclosure through modifications, extensions, forbearances, and reinstatements of loans totaling more than $9 billion. Citi was able to keep more than 9 out of 10 distressed borrowers with Citi mortgages owned by the Company in their homes. Also, Citi's U.S. Cards business is currently providing help to 1.3 million card members to help them manage their credit card debt through a variety of forbearance programs.

EVENTS IN 2009

        Certain significant events during the first quarter of 2009 had, or could have, an effect on Citigroup's current and future financial condition, results of operations, liquidity and capital resources. These events are summarized below and discussed in more detail throughout this MD&A.

EXCHANGE OFFER AND CONVERSIONS

        On February 27, 2009, Citigroup announced an exchange offer of its common stock for up to a total of $27.5 billion of its existing preferred securities and trust preferred securities at a conversion price of $3.25 per share (Exchange Offer). As described above, on May 7, 2009, the Company announced that it will expand the Exchange Offer by increasing the maximum amount of preferred securities and trust preferred securities that it will accept in the Exchange Offer by $5.5 billion to a total of $33 billion. All other terms of the Exchange Offer, including that the USG will match the Exchange Offer up to a maximum of $25 billion of its preferred stock at the same conversion price, remain unchanged. All remaining preferred stock held by the USG that is not converted to common stock in the Exchange Offer will be exchanged into newly issued 8% trust preferred securities.

        This transaction could increase Tier 1 Common of the Company from the first quarter of 2009 level of $22.1 billion to as much as $86.2 billion, which assumes the exchange of $33 billion of preferred securities and trust preferred securities, the maximum eligible under the transaction. Citi's tangible common equity (TCE), which was $30.9 billion as of March 31, 2009, will increase by as much as $60.4 billion to up to $91.3 billion.

        Based on the maximum participation in the Exchange Offer, the USG would own approximately 34% of Citi's outstanding common stock and existing common stockholders would own approximately 24% of the outstanding common stock.

        Citi intends to continue to pay full dividends on the preferred stock up to and including the closing of the public exchange offers, at which point the dividends will be suspended. Citi does not intend to pay common stock dividends during this period. The Company has no plans to suspend distributions at current rates on its trust preferred securities.

        The accounting for the Exchange Offer will result in the de-recognition of preferred stock and the recognition of the common stock issued at fair value, in the Common stock and Additional paid-in capital accounts in equity. The difference between the carrying amount of preferred stock and the fair value of the common stock will be recorded in Retained earnings (impacting net income available to common shareholders and EPS) or Additional paid-in capital accounts in equity, depending on whether the preferred stock was originally non-convertible or convertible.

        For USG preferred stock that is converted to 8% trust preferred securities, the newly issued trust preferred securities will be initially recorded at fair value as Long-term debt. The difference between the carrying amount of the preferred stock and the fair value of the trust preferred securities will be recorded in Retained earnings after adjusting for appropriate deferred tax liability (impacting net income available to common shareholders and EPS).

        On January 23, 2009, pursuant to Citigroup's prior agreement with the purchasers of the $12.5 billion of convertible preferred stock issued in a private offering in January 2008, the conversion price was reset from $31.62 per share to $26.35 per share. The reset will result in Citigroup's issuing up to approximately 79 million additional common shares when the preferred stock is converted. There was no impact to Net income, total Citigroup stockholders' equity or capital ratios due to the reset. However, the reset resulted in a reclassification from Retained earnings to Additional paid-in capital of $1.285 billion reflecting the benefit of the reset to the preferred stockholders. The reclassification of $1.285 billion represents (i) the reset conversion rate ($12.5 billion divided by the reset price of $26.35) multiplied by (ii) the difference between Citi's stock price on the commitment date ($29.06) and the reset price ($26.35). This reclassification resulted in a corresponding reduction of income available to common shareholders during the first quarter of 2009, reducing basic and diluted EPS by approximately 24 cents.

THE SUPERVISORY CAPITAL ASSESSMENT PROGRAM (SCAP)

        On May 7, 2009, the USG released the results of its Supervisory Capital Assessment Program (SCAP). The SCAP constituted a comprehensive capital assessment of the 19 largest U.S. financial institutions, including Citi.

        Based on the results of the USG's assessment under the SCAP, Citi will be required to increase its Tier 1 Common by an additional $5.5 billion, which the Company intends to accomplish by expanding its previously-announced Exchange Offer (as described above) from $27.5 billion to $33 billion, an action that will require no additional USG investment or conversion of USG preferred securities into Citi common stock.

        Pursuant to the SCAP, any financial institution that is required to augment its capital as a result of the SCAP must develop a capital plan, to be approved by the Federal Reserve Board in consultation with the FDIC, and will have six months to implement this plan. Capital plans must be submitted and approved by June 8, 2009 and the required capital increase must be established by November 9, 2009. Like other financial institutions, Citi's capital plan must consist of three main elements:

  •
  a detailed description of the specific actions to be taken to increase the level of capital and/or to enhance the quality of capital consistent with the SCAP results;

  •
  a list of steps to address weaknesses, where appropriate, in the institution's internal processes for assessing capital needs and engaging in effective capital planning; and

  •
  an outline of the steps the firm will take over time to repay USG-provided capital under TARP and reduce reliance on guaranteed debt issued under the TLGP (see "TARP and Other Regulatory Programs").

        In addition, as required by the SCAP, Citi, like other financial institutions required to augment their capital, will review its existing management and Board of Directors in order to assure that the leadership of the Company has sufficient expertise and ability to manage the risks presented by the current economic environment and maintain capacity on its balance sheet sufficient to continue prudent lending to meet the credit needs of the economy. This review must be completed by June 8, 2009.

LOSS-SHARING AGREEMENT

        On January 16, 2009, Citigroup issued preferred shares to the U.S. Treasury (UST) and the FDIC, and a warrant to the UST, in exchange for $301 billion of loss protection on a specified pool of Citigroup assets. Under the agreement, the Company will absorb the first $39.5 billion of losses plus 10% of the remaining losses incurred.

        The fair value of the preferred shares of $3.529 billion was recorded as Preferred stock; the fair value of the warrant of $88 million was recorded as a credit to Additional paid-in capital at the time of issuance; and an asset related to the loss-sharing agreement of $3.617 billion was recorded in Other assets. See "TARP and Other Regulatory Programs—U.S. Government Loss-Sharing Agreement." The loss-sharing agreement is accounted for as an indemnification agreement and amortized on a straight line basis over five years for non-residential assets and 10 years for residential assets. Amortization expense of $171 million was recorded in the first quarter of 2009.

        The USG has a 120-day confirmation period to finalize the composition of the asset pool from the date that Citi submitted its revised asset pool. The revised asset pool was submitted by Citigroup on April 15, 2009 and, therefore, is expected to be finalized by the USG by August 13, 2009. The advisor to the USG has commenced its review of the assets. In addition, as a result of receipt of principal repayments and charge-offs, the total asset pool has declined by approximately $17 billion from the original $301 billion. Approximately $2.0 billion of losses on the asset pool were recorded in the first quarter of 2009, bringing the agreement-to-date losses to approximately $2.9 billion. See "TARP and Other Regulatory Programs—U.S. Government Loss-Sharing Agreement."

ITEMS IMPACTING THE SECURITIES AND BANKING BUSINESS

Securities and Banking Significant Revenue Items and Risk Exposure

	Pretax Revenue Marks (in millions)	Risk Exposure (in billions)
	First Quarter 2009	Mar. 31, 2009	Dec. 31, 2008	% Change
Sub-prime related direct exposures	$(2,296)	$10.2	$14.1	(28)%
Private Equity and equity investments	(1,240)	8.5	11.3	(25)
CVA related to exposure to monoline insurers	(1,090)	N/A	N/A	—
Alt-A Mortgages(1)	(490)	12.5	12.6	(1)
Highly leveraged loans and financing commitments(2)	(247)	9.5	10.0	(5)
Commercial Real Estate (CRE) positions(2)(3)	(186)	36.1	37.5	(4)
Structured Investment Vehicles' (SIVs) Assets	(47)	16.2	16.6	(2)
Auction Rate Securities (ARS) proprietary positions	(23)	8.5	8.8	(3)
CVA on Citi debt liabilities under fair value option	180	N/A	N/A	—
CVA on derivatives positions, excluding monoline insurers	2,738	N/A	N/A	—

Subtotal	$(2,701)
Non-credit accretion on reclassified assets	541

Total significant revenue items	$(2,160)

(1)
Net of hedges.

(2)
Net of underwriting fees.

(3)
Excludes CRE positions that were included in the SIV portfolio.

Subprime-Related Direct Exposures

        During the first quarter of 2009, S&B recorded write-downs of $2.296 billion pretax, net of hedges, on its subprime-related direct exposures. The Company's remaining $10.2 billion in U.S. subprime net direct exposure in S&B at March 31, 2009 consisted of (i) approximately $8.5 billion of net exposures to the super senior tranches of CDOs, which are collateralized by asset-backed securities, derivatives on asset-backed securities or both, and (ii) approximately $1.7 billion of subprime-related exposures in its lending and structuring business. See "Exposure to U.S. Residential Real Estate in Securities and Banking" for a further discussion of such exposures and the associated losses recorded.

Private Equity and Equity Investments

        In the first quarter of 2009, Citi recognized pretax losses of $1.240 billion on private equity and equity investments, reflecting weakness in the developed global equities markets during the first quarter of 2009. The Company had $8.5 billion in private equity and equity investments securities at March 31, 2009, which decreased $2.8 billion from December 31, 2008.

Monoline Insurers Credit Valuation Adjustment (CVA)

        During the first quarter of 2009, Citigroup recorded a pretax loss on CVA of $1.090 billion on its exposure to monoline insurers. CVA is calculated by applying forward default probabilities, which are derived using the counterparty's current credit spread, to the expected exposure profile. The majority of the exposure relates to hedges on super senior subprime exposures that were executed with various monoline insurance companies. See "Direct Exposure to Monolines" for a further discussion.

Alt-A Mortgage Securities

        In the first quarter of 2009, Citigroup recorded pretax losses of approximately $490 million, net of hedges, on Alt-A mortgage securities held in S&B. For these purposes, Alt-A mortgage securities are non-agency residential mortgage-backed securities (RMBS) where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.

        The Company had $12.5 billion in Alt-A mortgage securities at March 31, 2009, which decreased $136 million from December 31, 2008. Of the $12.5 billion, $1.5 billion was classified as Trading account assets, on which $79 million of fair value losses, net of hedging, was recorded in earnings, $0.4 billion was classified as available-for-sale (AFS) investments, and $10.6 billion was classified as held-to-maturity (HTM) investments, on which $411 million of losses was recorded in earnings due to credit impairments.

Highly Leveraged Loans and Financing Commitments

        The Company recorded pretax losses of $247 million on funded and unfunded highly leveraged finance exposures in the first quarter of 2009. Citigroup's exposure to highly leveraged financings totaled $9.5 billion at March 31, 2009 ($9.0 billion in funded and $0.5 billion in unfunded commitments), reflecting a decrease of $0.5 billion from December 31, 2008. See "Highly Leveraged Financing Transactions" for a further discussion.

Commercial Real Estate (CRE)

        S&B's commercial real estate exposure is split into three categories: assets held at fair value; held to maturity/held for investment; and equity. During the first quarter of 2009, pretax losses of $186 million, net of hedges, were booked on exposures recorded at fair value. S&B had $36.1 billion in CRE positions at March 31, 2009, which decreased $1.4 billion from December 31, 2008. See "Exposure to Commercial Real Estate" for a further discussion.

Credit Valuation Adjustment on Citi's Debt Liabilities for Which Citi Has Elected the Fair Value Option

        Under SFAS 157, the Company is required to use its own-credit spreads in determining the current value for its derivative liabilities and all other liabilities for which it has elected the fair value option. When Citi's credit spreads widen (deteriorate), Citi recognizes a gain on these liabilities because the value of the liabilities has decreased. When Citi's credit spreads narrow (improve), Citi recognizes a loss on these liabilities because the value of the liabilities has increased.

        During the first quarter of 2009, the Company recorded a gain of approximately $180 million on its fair value option liabilities (excluding derivative liabilities) due to the widening of the Company's credit spreads.

Credit Valuation Adjustment on Derivative Positions, excluding Monoline insurers

        During the first quarter of 2009, Citigroup recorded a net gain of approximately $2.7 billion on its derivative positions primarily due to the widening of the Company's credit default swap spread. See "Citigroup Derivatives" for a further discussion.

Non-Credit Accretion on Reclassified Assets

        In the fourth quarter of 2008, the Company reclassified $33.3 billion of debt securities from trading securities to HTM investments, $4.7 billion of debt securities from trading securities to AFS, and $15.7 billion of loans from held-for-sale to held-for-investment. All assets were reclassified with an amortized cost equal to the fair value on the date of reclassification. The difference between the amortized cost basis and the expected principal cash flows is treated as a purchase discount and accreted into income over the remaining life of the security or loan. In the first quarter of 2009, the Company recognized approximately $541 million of interest revenue based on this accretion.

DIVESTITURES

Joint Venture with Morgan Stanley

        On January 13, 2009, Citi and Morgan Stanley (MS) announced a joint venture (JV) that will combine the Global Wealth Management platform of MS with the Smith Barney, Quilter and Australia private client networks. Citi will sell 100% of these businesses to Morgan Stanley in exchange for a 49% stake in the JV and an estimated $2.7 billion of cash at closing. At the time of the announcement, the estimated pretax gain was $9.5 billion ($5.8 billion after-tax), based on valuations performed at that time. Since the actual gain that will be recorded is dependent upon the value of the JV on the date the transaction closes, it may differ from the estimated amount. The transaction is anticipated to close no later than third quarter of 2009. It is anticipated that Citi will continue to support the clearing and settling of the JV activities for a period of between two to three years.

Sale of Citigroup Technology Services Ltd.

        On December 23, 2008, Citigroup announced an agreement with Wipro Limited to sell all of Citigroup's interest in Citi Technology Services Ltd., Citigroup's India-based captive provider of technology infrastructure support and application development, for all cash consideration of approximately $127 million. The transaction closed on January 20, 2009 and resulted in an after-tax loss of $6 million after reflecting an allocation of a portion of the proceeds to the Master Services Agreement.

Sale of Citi's Nikko Citi Trust and Banking Corporation

        On December 16, 2008, Citigroup executed a definitive agreement to sell all of the shares of Nikko Citi Trust and Banking Corporation to Mitsubishi UFJ Trust and Banking Corporation (MUTB). At the closing, MUTB is to pay all cash consideration of ¥25 billion, subject to certain purchase price adjustments. The closing is subject to regulatory approvals and other closing conditions. Citi's announcement on May 1, 2009 of the Nikko Cordial Securities transaction (as described under "Subsequent Event" below) and certain other developments affect the rights of the parties under the agreement with MUTB. As was announced on March 26, 2009, the parties have agreed to extend the closing of the transaction and a new closing date will be announced when determined.

OTHER ITEMS

Income Taxes

        The Company's effective tax rate was 32.8% in the first quarter of 2009, versus 42.9% in the prior-year period, which includes a tax benefit of $110 million relating to the conclusion of the audit of certain issues in the Company's 2003-2005 U.S. federal tax audit.

        The Company expects to conclude the audit of its U.S. federal consolidated income tax returns for the years 2003-2005 within the next 12 months. The gross uncertain tax position at March 31, 2009 for the items expected to be resolved is approximately $245 million plus gross interest of about $50 million. The potential net tax benefit to continuing operations could be approximately $225 million. This is in addition to the $110 million benefit booked in the first quarter of 2009 for issues already concluded, discussed above.

        The Company's net deferred tax asset of $44.5 billion at December 31, 2008 decreased by approximately $1 billion at March 31, 2009, principally due to $1 billion in compensation deductions under SFAS 123(R) which reduced additional paid-in capital in the first quarter of 2009. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset at March 31, 2009 is more likely than not based upon expectations as to future taxable income in the jurisdictions in which it operates and available tax planning strategies.

Sale of Redecard Shares

        In the first quarter of 2009, Citigroup sold its entire 17% equity interest in Redecard through a private and public offering. The sale resulted in an after-tax gain of $704 million ($1.116 billion pretax) and was recorded in the Global Cards business in Latin America.

SUBSEQUENT EVENT

Sale of Nikko Cordial

        On May 1, 2009, Citigroup reached a definitive agreement to sell its Japanese domestic securities business, conducted principally through Nikko Cordial Securities Inc., to Sumitomo Mitsui Banking Corporation in a transaction with a total cash value to Citi of approximately $7.9 billion (¥774.5 billion). Citi's ownership interests in Nikko Citigroup Limited, Nikko Asset Management Co., Ltd., and Nikko Principal Investments Japan Ltd. are not included in the transaction. The transaction is expected to generate approximately $2.5 billion of tangible common equity (TCE) for Citi at closing, with Citi expected to recognize an after-tax loss of approximately $0.2 billion. On a pro forma basis, Citi's March 31, 2009 Tier 1 Capital Ratio would have increased by approximately 27 basis points. The transaction is expected to close by the end of the fourth quarter of 2009, subject to regulatory approvals and customary closing conditions.

SEGMENT AND REGIONAL—NET INCOME (LOSS) AND REVENUES

        The following tables show the net income (loss) and revenues for Citigroup's businesses on a segment and product view as well as a regional view:

Citigroup Net Income (Loss)—Segment View

	First Quarter
			% Change
In millions of dollars	2009	2008
Global Cards
North America	$(209)	$537	NM
EMEA	(65)	42	NM
Latin America	669	516	30%
Asia	22	131	(83)

Total Global Cards	$417	$1,226	(66)%

Consumer Banking
North America	$(1,245)	$(333)	NM
EMEA	(178)	(85)	NM
Latin America	81	271	(70)%
Asia	116	199	(42)

Total Consumer Banking	$(1,226)	$52	NM

Institutional Clients Group (ICG)
North America	$(135)	$(5,955)	98%
EMEA	2,019	(1,142)	NM
Latin America	442	382	16
Asia	507	358	42

Total ICG	$2,833	$(6,357)	NM

Global Wealth Management (GWM)
North America	$244	$165	48%
EMEA	26	26	—
Latin America	(9)	26	NM
Asia	—	77	(100)

Total GWM	$261	$294	(11)%

Corporate/Other	$(675)	$(462)	(46)%

Income (Loss) from Continuing Operations	$1,610	$(5,247)	NM
Income (Loss) from Discontinued Operations	$(33)	$115	NM
Net Income (Loss) attributable to Noncontrolling Interests	$(16)	$(21)

Citigroup's Net Income (Loss)	$1,593	$(5,111)	NM

NM    Not meaningful

Citigroup Net Income (Loss)—Regional View

	First Quarter
			% Change
In millions of dollars	2009	2008
North America
Global Cards	$(209)	$537	NM
Consumer Banking	(1,245)	(333)	NM
ICG	(135)	(5,955)	98%
Securities & Banking	(269)	(6,034)	96
Transaction Services	134	79	70
GWM	244	165	48

Total North America	$(1,345)	$(5,586)	76%

EMEA
Global Cards	$(65)	$42	NM
Consumer Banking	(178)	(85)	NM
ICG	2,019	(1,142)	NM
Securities & Banking	1,728	(1,364)	NM
Transaction Services	291	222	31%
GWM	26	26	—

Total EMEA	$1,802	$(1,159)	NM

Latin America
Global Cards	$669	$516	30%
Consumer Banking	81	271	(70)
ICG	442	382	16
Securities & Banking	294	250	18
Transaction Services	148	132	12
GWM	(9)	26	NM

Total Latin America	$1,183	$1,195	(1)%

Asia
Global Cards	$22	$131	(83)%
Consumer Banking	116	199	(42)
ICG	507	358	42
Securities & Banking	237	59	NM
Transaction Services	270	299	(10)
GWM	—	77	(100)

Total Asia	$645	$765	(16)%

Corporate/Other	$(675)	$(462)	(46)%
Income (Loss) from Continuing Operations	$1,610	$(5,247)	NM
Income (Loss) from Discontinued Operations	$(33)	$115	NM
Net Income (Loss) attributable to Noncontrolling Interests	$(16)	$(21)

Citigroup's Net Income (Loss)	$1,593	$(5,111)	NM

NM    Not meaningful

Citigroup Revenues—Segment View

	First Quarter
			% Change
In millions of dollars	2009	2008
Global Cards
North America	$2,775	$3,343	(17)%
EMEA	492	585	(16)
Latin America	1,950	1,776	10
Asia	548	675	(19)

Total Global Cards	$5,765	$6,379	(10)%

Consumer Banking
North America	$3,955	$4,485	(12)%
EMEA	506	700	(28)
Latin America	818	1,048	(22)
Asia	1,123	1,558	(28)

Total Consumer Banking	$6,402	$7,791	(18)%

Institutional Clients Group (ICG)
North America	$2,095	$(7,824)	NM
EMEA	4,597	133	NM
Latin America	1,129	1,012	12%
Asia	1,686	1,721	(2)

Total ICG	$9,507	$(4,958)	NM

Global Wealth Management (GWM)
North America	$1,981	$2,376	(17)%
EMEA	126	170	(26)
Latin America	60	100	(40)
Asia	452	633	(29)

Total GWM	$2,619	$3,279	(20)%

Corporate/Other	$496	$(50)	NM

Total Net Revenues	$24,789	$12,441	99%

NM    Not meaningful

Citigroup Revenues—Regional View

	First Quarter
			% Change
In millions of dollars	2009	2008
North America
Global Cards	$2,775	$3,343	(17)%
Consumer Banking	3,955	4,485	(12)
ICG	2,095	(7,824)	NM
Securities & Banking	1,512	(8,317)	NM
Transaction Services	583	493	18
GWM	1,981	2,376	(17)

Total North America	$10,806	$2,380	NM

EMEA
Global Cards	$492	$585	(16)%
Consumer Banking	506	700	(28)
ICG	4,597	133	NM
Securities & Banking	3,810	(680)	NM
Transaction Services	787	813	(3)
GWM	126	170	(26)

Total EMEA	$5,721	$1,588	NM

Latin America
Global Cards	$1,950	$1,776	10%
Consumer Banking	818	1,048	(22)
ICG	1,129	1,012	12
Securities & Banking	794	680	17
Transaction Services	335	332	1
GWM	60	100	(40)

Total Latin America	$3,957	$3,936	1%

Asia
Global Cards	$548	$675	(19)%
Consumer Banking	1,123	1,558	(28)
ICG	1,686	1,721	(2)
Securities & Banking	1,069	1,012	6
Transaction Services	617	709	(13)
GWM	452	633	(29)

Total Asia	$3,809	$4,587	(17)%

Corporate/Other	$496	$(50)	NM

Total Net Revenue	$24,789	$12,441	99%

NM    Not meaningful

GLOBAL CARDS

	First Quarter
			% Change
In millions of dollars	2009	2008
Net interest revenue	$2,672	$2,706	(1)%
Non-interest revenue	3,093	3,673	(16)

Revenues, net of interest expense	$5,765	$6,379	(10)%
Operating expenses	2,196	2,595	(15)
Provision for credit losses and for benefits and claims	3,093	1,891	64

Income before taxes and noncontrolling interests	$476	$1,893	(75)%
Income taxes	58	664	(91)
Net income (loss) attributable to noncontrolling interests	1	3	(67)

Net income	$417	$1,226	(66)%

Average assets (in billions of dollars)	$107	$123	(13)%
Return on assets	1.58%	4.01%

Revenues, net of interest expense, by region:
North America	$2,775	$3,343	(17)%
EMEA	492	585	(16)
Latin America	1,950	1,776	10
Asia	548	675	(19)

Total revenues	$5,765	$6,379	(10)%

Net income (loss) by region:
North America	$(209)	$537	NM
EMEA	(65)	42	NM
Latin America	669	516	30%
Asia	22	131	(83)

Total net income (loss)	$417	$1,226	(66)%

Key Drivers (in billions of dollar, except accounts)
Average loans	$83.0	$92.8	(11)%
Purchase sales	86.2	106.8	(19)
Open accounts (in millions)	170.5	186.0	(8)

NM    Not meaningful

1Q09 vs. 1Q08

        Global Cards revenue decreased 10% primarily due to higher credit losses flowing through the securitization trusts in North America. Net Interest Revenue was 1% lower than the prior year driven by lower average loans of 11%. The decline in average loans was primarily due to a 19% decline in purchase sales. Non-Interest Revenue decreased 16% primarily due to lower securitization results in North America, reflecting higher credit costs flowing through the securitization trusts. A $1.1 billion pretax gain on the sale of the Company's remaining stake in Redecard was partially offset by a prior-year pretax gain on sale of Redecard of $663 million and a pretax gain on sale of Visa shares of $439 million.

        In North America, a 17% revenue decline was mainly driven by lower securitization revenues, which reflected the impact of higher credit losses in the securitization trusts and the absence of a $349 million pretax gain on the sale of Visa shares. Purchase sales were 18% lower than the prior year reflecting a continued decline in discretionary and non-discretionary consumer spending.

        Outside of North America, revenues decreased by 16% and 19% in EMEA and Asia, respectively, and increased by 10% in Latin America. The decreases in EMEA and Asia were driven by changes in foreign currency translation (generally referred to throughout this report as "FX translation") related to strengthening of the U.S. dollar, and declines in purchase sales in EMEA and Latin America. While Latin America purchase sales also declined, the pretax gain on sale of Redecard affected Latin America in the current period by $1.1 billion, and by $663 million in the prior-year period. The prior-year period also included pretax gains related to Visa shares of $10 million in Latin America and $81 million in Asia.

        Operating expenses decreased 15% primarily due to lower marketing costs, lower business volumes, restructuring efforts and prior-year repositioning charges, which were partially offset by higher credit management costs, the absence of a prior-year pretax Visa-related litigation reserve release of $159 million and a legal vehicle restructuring. Expenses decreased by 11% in North America, 27% in EMEA, 18% in Latin America, and 21% in Asia. Outside of North America, FX translation also contributed to the decrease in expenses.

        Provisions for credit losses and for benefits and claims increased $1.202 billion, reflecting increases of $695 million in net credit losses and $485 million in higher loan loss reserve builds. In North America, credit costs increased $840 million, driven by higher net credit losses, up $498 million or

81%, and a higher loan loss reserve build, up $342 million. Higher credit costs reflected a weakening of leading credit indicators, trends in the macro-economic environment, including the housing market downturn, rising unemployment trends and higher bankruptcy filings, and the continued acceleration in the rate at which delinquent customers advanced to write-off. The net credit loss ratio increased by 503 basis points to 10.42%.

        Outside of North America, credit costs increased by $261 million and $110 million in EMEA and Asia, respectively, and decreased by $31 million in Latin America. Net credit losses were up $94 million, $61 million and $42 million in EMEA, Latin America and Asia, respectively. Also contributing to the increase were higher loan loss reserve builds, which were up $143 million.

        On December 18, 2008, the federal banking regulators adopted final rules under the Federal Truth-in-Lending Act and the Federal Trade Commission Act which represent a substantial overhaul of credit card disclosure rules and lender practices. These rules take effect July 1, 2010 and could have an adverse impact on the Global Cards business. Subsequent to March 31, 2009, the U.S. House of Representatives and the Senate have proposed additional legislation regarding credit card disclosures and practices. These bills, if passed, may further impact the U.S. credit card business.

 CONSUMER BANKING

	First Quarter
			% Change
In millions of dollars	2009	2008
Net interest revenue	$4,845	$5,651	(14)%
Non-interest revenue	1,557	2,140	(27)

Revenues, net of interest expense	$6,402	$7,791	(18)%
Operating expenses	3,536	4,309	(18)
Provision for credit losses and for benefits and claims	5,213	3,643	43

Income (loss) before taxes and noncontrolling interests	$(2,347)	$(161)	NM
Income taxes benefits	(1,126)	(215)	NM
Net income attributable to noncontrolling interests	5	2	NM

Net income (loss)	$(1,226)	$52	NM

Average assets (in billions of dollars)	$477	$568	(16)%
Return on assets	(1.04)%	0.04%

Revenues, net of interest expense, by region:
North America	$3,955	$4,485	(12)%
EMEA	506	700	(28)
Latin America	818	1,048	(22)
Asia	1,123	1,558	(28)

Total revenues	$6,402	$7,791	(18)%

Net income (loss) by region:
North America	$(1,245)	$(333)	NM
EMEA	(178)	(85)	NM
Latin America	81	271	(70)%
Asia	116	199	(42)

Total net income (loss)	$(1,226)	$52	NM

Consumer Finance Japan (CFJ)—NIR	$162	$264	(39)%
Consumer Banking, excluding CFJ—NIR	$4,683	$5,387	(13)%

CFJ—Operating expenses	$59	$95	(38)%
Consumer Banking, excluding CFJ-operating expenses	$3,477	$4,214	(17)%

CFJ—Net loss	$(36)	$(86)	58%
Consumer Banking, excluding CFJ—Net income (loss)	$(1,190)	$138	NM

Key Indicators
Average loans (in billions of dollars)	$366.2	$407.7	(10)%
Average deposits (in billions of dollars)	$267.7	$297.8	(10)
Accounts (in millions)	77.0	80.1	(4)
Branches	7,310	8,160	(10)

NM    Not meaningful

1Q09 vs. 1Q08

        Consumer Banking revenue declined 18% driven by a 42% decline in investment sales, lower volumes and spread compression. A general slowdown in the global capital markets drove the decline in investment sales. Net interest revenue was 14% lower than the prior year with average loans and deposits both down 10%, and net interest margin decreasing as well. Non-interest revenue declined 27%, primarily due to the decline in investment sales. The impact of FX translation also contributed to the overall decline in revenue.

        In North America, revenues declined 12% primarily due to lower volumes and spread compression. Net Interest Revenue was 7% lower than the prior-year period, primarily driven by lower loan volumes and spread compression due largely to higher non-accrual loans and lower interest rates on loan modifications. Average loans were down 8% while deposits increased by 4% compared with the prior-year period. The decrease in loan volume was mainly due to a reduction in residential real estate loans. Non-Interest Revenue declined 24%, mainly driven by higher run-off of the servicing portfolio due to mortgage refinancing, a 47% decline in investment sales, and the absence of gains on the sale of assets in the prior-year period. Revenues in EMEA declined 28% as investment sales and assets under management declined 64% and 49%, respectively, mainly due to adverse market conditions. Average loans were down 21% due to tighter underwriting criteria, the exiting from certain markets, and the impact of FX translation. Average deposits were down 35%, reflecting a decline in balances in the UK as customers aligned deposits with government insurance programs and the impact of FX translation. Revenue in Latin America declined 22% and average loans and deposits were down 7% and 19%, respectively, due to the impact of FX translation. In Asia, revenues declined 28% driven by a significant decline in investment revenues, reflecting a continued decline in equity markets across the region. Average loans and deposits declined 19% and 15%, respectively, mainly due to the impact of FX translation.

        Operating expenses declined 18%, reflecting the benefits from re-engineering efforts and the impact of FX translation. The prior-year period also included a $221 million expense benefit related to a legal vehicle restructuring in Mexico.

        In North America, Expenses were 14% lower than the prior-year period, with benefits from re-engineering efforts and the absence of a $126 million repositioning charge in the prior-year period being partially offset by higher collection and credit-related expenses. In EMEA, expenses were 40% lower than the prior-year period due to benefits of re-engineering efforts, the impact of FX translation and the absence of a $71 million repositioning charge in the prior-year period. In Latin America, expenses were 5% higher due to the absence of a $221 million expense benefit related to a legal vehicle restructuring, partially offset by the benefits of reengineering efforts and the impact of FX translation. In Asia, expenses were 26% lower than the prior-year period due to the benefits of re-engineering efforts including Consumer Finance Japan (CFJ).

        Provisions for credit losses and for benefits and claims increased $1.6 billion or 43% mainly due to higher net credit losses in North America residential real estate. The $1.2 billion net loan loss reserve build in the first quarter reflected the continued weakening of leading credit indicators, including a continued rise in delinquencies.

        Credit costs in North America increased 51%, due to higher net credit losses, up 88% or $1.4 billion, and a $989 million net loan loss reserve build, driven primarily by residential real estate. The loan loss reserve build was $44 million lower than the prior-year period. Credit costs reflected a continued weakening of leading credit indicators, including a continued rise in delinquencies in first and second mortgages, personal, and commercial loans. Credit costs also reflected trends in the macro-economic environment, including the housing market downturn. The net credit loss ratio increased 213 basis points to 4.15%.

        In EMEA, credit costs nearly doubled as a result of higher net credit losses and an incremental net loan loss reserve build of $100 million. Higher credit costs reflected continued credit deterioration, particularly in Spain, Greece and the UK. The net credit loss ratio increased 256 basis points to 5.11%. In Latin America, credit costs increased 15% due to a $20 million incremental net loan loss reserve build. The net credit loss ratio increased 32 basis points to 4.10%. In Asia, credit costs were down slightly as higher net credit losses, mainly in India, were offset by a net loan loss reserve release in CFJ.

INSTITUTIONAL CLIENTS GROUP (ICG)

	First Quarter
			% Change
In millions of dollars	2009	2008
Net interest revenue	$5,348	$4,303	24%
Non-interest revenue	4,159	(9,261)	NM

Revenues, net of interest expense	$9,507	$(4,958)	NM
Operating expenses	3,965	5,970	(34)%
Provision for credit losses and for benefits and claims	1,889	297	NM

Income (loss) before taxes and noncontrolling interests	$3,653	$(11,225)	NM
Income taxes (benefits)	841	(4,832)	NM
Net loss attributable to noncontrolling interests	(21)	(36)	42%

Net income (loss)	$2,833	$(6,357)	NM

Average assets (in billions of dollars)	$1,062	$1,440	(26)%

Revenues, net of interest expense, by region:
North America	$2,095	$(7,824)	NM
EMEA	4,597	133	NM
Latin America	1,129	1,012	12%
Asia	1,686	1,721	(2)

Total revenues	$9,507	$(4,958)	NM

Net income (loss) by region:
North America	$(135)	$(5,955)	98%
EMEA	2,019	(1,142)	NM
Latin America	442	382	16
Asia	507	358	42

Total net income (loss)	$2,833	$(6,357)	NM

Total net income (loss) by product:
Securities and Banking	$1,990	$(7,089)	NM
Transaction Services	843	732	15%

Total net income (loss)	$2,833	$(6,357)	NM

Securities and Banking
Revenue details
Net Investment Banking	$1,219	$(1,667)	NM
Lending	(364)	584	NM
Equity markets	1,903	979	94%
Fixed income markets	4,688	(7,023)	NM
Other Securities and Banking	(261)	(178)	(47)

Total Securities and Banking Revenues	$7,185	$(7,305)	NM
Transaction Services	2,322	2,347	(1)%

Total revenues	$9,507	$(4,958)	NM

NM    Not meaningful

1Q09 vs. 1Q08

        Revenues, net of interest expense, were $7.2 billion in S&B mainly due to $4.7 billion of fixed income markets revenues reflecting strong trading results. Included in fixed income markets revenues is a $2.5 billion positive credit value adjustment (CVA) on derivative positions, excluding monolines and Citi debt liabilities, offset partially by $2.3 billion of net write-downs on subprime-related direct exposures, $1.2 billion in private equity and equity investment losses and $1.1 billion downward CVA related to exposure to monoline insurers and other revenue write-downs and losses detailed under "Items Impacting the Securities and Banking Business." Also included in S&B is $1.9 billion in equity markets revenues, primarily driven by derivatives, convertibles and equity trading, and $1.2 billion of net investment banking revenues mainly from debt underwriting. Revenue growth was offset partially by lending revenues of negative $364 million driven by losses on credit default swap hedges and $247 million of net write-downs and impairments on highly leveraged finance commitments. Transaction Services revenues declined 1% to $2.3 billion and average deposits and other customer liability balances declined 2%. Growth in both revenues and deposits, driven by double-digit revenue growth in North America and strong growth in EMEA, was more than offset by the impact of FX translation. Assets under custody declined 20% largely due to declining equity markets.

        Operating expenses decreased 39% in S&B and included a $250 million litigation reserve release. The prior-year period included a $202 million write-down of the Old Lane intangible asset and $305 million of repositioning charges. Excluding these items from both periods, expenses declined 25%, driven by lower compensation due to headcount reductions and benefits from re-engineering and expense management. Transaction Services expenses declined 15%, driven by headcount reductions and re-engineering benefits, as well as the impact of FX translation.

        The provision for credit losses in S&B increased significantly to $1.8 billion. Net credit losses were up $1.4 billion mainly due to the write-off of LyondellBasell. The $306 million net loan loss reserve build was driven by a $1.2 billion build for specific counterparties and a $506 million build to reflect a general weakening in the corporate credit environment, largely offset by a $1.4 billion release for specific counterparties, mainly LyondellBasell.

GLOBAL WEALTH MANAGEMENT

	First Quarter
			% Change
In millions of dollars	2009	2008
Net interest revenue	$698	$570	22%
Non-interest revenue	1,921	2,709	(29)

Revenues, net of interest expense	$2,619	$3,279	(20)%
Operating expenses	2,101	2,796	(25)
Provision for credit losses and for benefits and claims	112	21	NM

Income before taxes and noncontrolling interest	$406	$462	(12)%
Income taxes	145	159	(9)
Net income attributable to noncontrolling interests	—	9	(100)

Net income	$261	$294	(11)%

Average assets (in billions of dollars)	$93	$107	(13)%
Return on assets	1.30%	2.00%

Revenues, net of interest expense, by region:
North America	$1,981	$2,376	(17)%
EMEA	126	170	(26)
Latin America	60	100	(40)
Asia	452	633	(29)

Total revenues	$2,619	$3,279	(20)%

Net income (loss) by region:
North America	$244	$165	48%
EMEA	26	26	—
Latin America	(9)	26	NM
Asia	—	77	(100)

Total net income	$261	$294	(11)%

Key Indicators (in billions of dollars, except for offices)
Average loans	$53	$64	(17)%
Average deposits and other customer liability balances	$117	$132	(11)
Offices	777	859	(10)
Total client assets	$1,196	$1,707	(30)
Clients assets under fee-based management	$293	$481	(39)

NM    Not meaningful

1Q09 vs. 1Q08

        Revenues, net of interest expense, decreased 20% primarily due to lower investment management fees and the impact of lower client transactional activity, partially offset by higher banking revenues, driven by the bank deposit program and a higher net interest margin in North America. The impact of market conditions on capital markets revenue was the main driver of decreased revenues in Asia. Other drivers of the International revenue decline included lower management fees and lower banking revenue.

        Total client assets, including assets under fee-based management, decreased $511 billion, or 30%, mainly reflecting the impact of market declines over the past year. Net outflows of $40 billion in the quarter resulted from financial advisor attrition and client diversification. GWM had 12,659 financial advisors/bankers as of March 31, 2009, compared with 15,241 as of March 31, 2008. The decline in advisors was weighted towards the lower end of the performance scale in North America, consistent with previously announced compensation plans, and also reflected the elimination of low performing bankers and advisors in Asia.

        Operating expenses decreased 25% primarily due to lower compensation costs and continued expense management. Lower expenses also reflect the absence of a first quarter 2008 reserve of $250 million related to an offer to facilitate the liquidation of investments in a Citi-managed fund for its clients.

        The provision for credit losses increased by $91 million, reflecting higher reserve builds of $83 million and increased net credit losses of $8 million. The reserve builds and net credit losses in the 2009 first quarter reflect the impact on clients of deteriorating financial and real estate markets. The reserve builds were mainly in North America for statistical builds (primarily related to residential real estate), SFAS 114 impaired loans and lending to address client liquidity needs related to auction rate securities holdings.

CORPORATE/OTHER

	First Quarter
In millions of dollars	2009	2008
Net interest revenue	$(665)	$(162)
Non-interest revenue	1,161	112

Revenues, net of interest expense	$496	$(50)
Operating expense	289	105

(Loss) from continuing operations before taxes	$207	$(155)
Noncontrolling interests intersegment elimination	16	21
Income taxes	867	286

Income (loss) from continuing operations	$(675)	$(462)
Income (loss) from discontinued operations, net of taxes	(33)	115

Net Income (loss) before attribution of noncontrolling interests	$(708)	$(347)
Net Income (loss) attributable to noncontrolling interests	(16)	(21)

Citigroup's Net income (loss)	$(692)	$(326)

1Q09 vs. 1Q08

        Revenues, net of interest expense, increased primarily driven by hedging activities and the impact of changes in U.S. dollar rates.

        Operating Expenses increased primarily due to the $171 million amortization of the cost of the loss-sharing agreement with the USG.

        Income Tax reflects higher taxes held at Corporate.

 REGIONAL DISCUSSIONS

        The following are the four regions in which Citigroup operates. The regional results are fully reflected in the previous segment discussions.

NORTH AMERICA

	First Quarter
			% Change
In millions of dollars	2009	2008
Net interest revenue	$7,840	$6,691	17%
Non-interest revenue	2,966	(4,311)	NM

Total Revenues, net of interest expense	$10,806	$2,380	NM
Total operating expenses	6,343	8,277	(23)%
Provisions for credit losses and for benefits and claims	7,205	3,889	85

Loss before taxes and noncontrolling interests	$(2,742)	$(9,786)	72%
Income benefits	(1,382)	(4,165)	67
Net loss attributable to noncontrolling interests	(15)	(35)	57

Net loss	$(1,345)	$(5,586)	76%

Average assets (in billions of dollars)	$1,021	$1,289	(21)%
Return on assets	(0.53)%	(1.74)%

Key Drivers (in billions of dollars, except branches)
Average Loans	$422.5	$442.3	(4)%
Average Consumer Banking Loans	$283.3	$307.2	(8)
Average deposits (and other consumer liability balances)	$281.4	$263.7	7
Branches/offices	3,955	4,251	(7)

NM    Not meaningful

1Q09 vs. 1Q08

        Revenues, net of interest expense, increased $8.4 billion driven by significant fixed income market revenues in S&B, which reflected strong trading results and lower net write-downs. Included in fixed income market revenues is a positive credit value adjustment (CVA) on derivative positions, excluding monolines and Citi liabilities, offset partially by net write-downs on subprime-related direct exposures, private equity and equity investment losses, and a downward CVA related to exposure to monoline insurers and other revenue write-downs and losses detailed under "Items Impacting the Securities and Banking Business."

        In Global Cards, a 17% revenue decline was mainly driven by lower securitization revenues, which reflected the impact of higher credit losses in the securitization trusts and the absence of a $349 million pretax gain on the sale of Visa shares. Purchase sales were 18% lower than the prior year reflecting a confined decline in discretionary and non-discretionary consumer spending.

        In Consumer Banking, revenues declined 12% primarily due to lower volumes and spread compression. Net Interest Revenue was 7% lower than the prior-year period, primarily driven by lower loan volumes and spread compression due largely to higher non-accrual loans and lower interest rates on loan modifications. Average loans were down 8% while deposits increased by 4% compared with the prior-year period. The decrease in loan volume was mainly due to a reduction in residential real estate loans. Non-Interest Revenue declined 24%, mainly driven by higher run-off of the servicing portfolio due to mortgage refinancing, a 47% decline in investment sales, and the absence of gains on the sale of assets in the prior-year period.

        In GWM, revenues decreased 17% primarily due to lower investment management fees and the impact of lower client transactional activity, partially offset by higher banking revenues, driven by the bank deposit program and a higher net interest margin.

        Operating expenses decreased 23%, primarily due to lower marketing costs, lower business volumes, restructuring efforts and prior-year repositioning charges, which were partially offset by higher credit management costs, the absence of a prior-year pretax Visa-related litigation reserve release and legal vehicle restructuring. Offsetting the decreases were higher collection and credit-related expenses.

        Provisions for loan losses and for benefits and claims increased 85%. Consumer Banking credit costs increased 51% mainly due to a $1.4 billion increase in net credit losses. Global Cards credit costs increased 91%, due to an increase of $498 million in net credit losses and an increase in reserve builds of $342 million. ICG increased $1.0 billion, mainly due to $1.1 billion increase in net credit losses.

EMEA

	First Quarter
			% Change
In millions of dollars	2009	2008
Net interest revenue	$2,031	$2,104	(3)%
Non-interest revenue	3,690	(516)	NM

Total Revenues, net of interest expense	$5,721	$1,588	NM
Total operating expenses	1,936	3,072	(37)%
Provisions for credit losses and for benefits and claims	1,227	456	NM

Income (loss) before taxes and noncontrolling interests	$2,558	$(1,940)	NM
Income taxes (benefits)	755	(802)	NM
Net income attributable to noncontrolling interests	1	21	(95)%

Net income (loss)	$1,802	$(1,159)	NM

Average assets (in billions of dollars)	$286	$432	(34)%
Return on assets	2.56%	(1.08)%

Key Drivers (in billions of dollars, except branches)
Average Loans	$91.5	$123.2	(26)%
Average Consumer Banking Loans	$19.9	$25.1	(21)
Average deposits (and other consumer liability balances)	$135.4	$163.0	(17)
Branches/offices	730	842	(13)

NM    Not meaningful

1Q09 vs. 1Q08

        Revenues increased to $5.7 billion largely driven by S&B. Revenues in Global Cards and Consumer Banking decreased by 16% and 28% respectively, driven by continued deterioration in the market environment and the negative impact of FX translation.

        In ICG, S&B had record revenues, based on significant contributions across all products, and in particular Rates & Currencies which benefited from high volatility and wide-spreads. The first quarter of 2008 included write-downs in subprime-related losses of $1.4 billion and $0.6 billion in commercial real estate and highly leveraged finance commitments. The current quarter included $0.6 billion of CVA on derivatives, which is now reported within the region. Transaction Services revenues decreased 3% largely due to a decline in customer liability balances, down 8%, and headwinds from FX translation and interest rates.

        Revenues in GWM declined by 26% due to lower capital markets and investment activity, FX translation impact and reduction in loan balances and customer deposits. Average loans declined 30% due to client pay-downs and active asset management, while client assets under fee-based management decreased 40% primarily due to lower market values and FX translation impact.

        Operating Expenses were down 37% from the first quarter of 2008 driven by lower headcount and continued benefits from re-engineering efforts, the favorable impact of FX translation, lower incentive compensation and repositioning charges.

        Provisions for credit losses and for benefits and claims increased by $771 million from the first quarter of 2008 due to ongoing deterioration in market conditions, predominantly in the UK, Spain and Greece, and losses associated with loan sales in ICG.

LATIN AMERICA

	First Quarter
			% Change
In millions of dollars	2009	2008
Net interest revenue	$1,597	$2,015	(21)%
Non-interest revenue	2,360	1921	23

Total Revenues, net of interest expense	$3,957	$3,936	1%
Total operating expenses	1,345	1,487	(10)
Provisions for credit losses and for benefits and claims	887	781	14

Income before taxes and noncontrolling interests	$1,725	$1,668	3%
Income taxes	541	472	15
Net income attributable to noncontrolling interests	1	1	—

Net income	$1,183	$1,195	(1)%

Average assets (in billions of dollars)	$130	$153	(15)%
Return on assets	3.69%	3.14%

Key Drivers (in billions of dollars, except branches)
Average Loans	$49.9	$60.3	(17)%
Average Consumer Banking Loans	13.6	14.6	(7)
Average deposits (and other consumer liability balances)	$56.2	$70.4	(20)
Branches/offices	2,450	2,645	(7)

1Q09 vs. 1Q08

        Revenues increased 1% over the prior year, with strong trading results and one-time gains mostly offset by the impact of FX translation across the region and unfavorable market conditions during the quarter. Global Cards revenue grew 10%, driven by the $1.1 billion gain on the sale of Redecard shares in the first quarter of 2009, offset partially by the prior-year $663 million gain on sale of Redecard shares. Consumer Banking revenue decreased 22% driven by a 7% decline in average loans, a 19% decline in average deposits, and lower investment sales and assets under management. ICG revenue increased 12%, mostly due to S&B revenues being 17% higher, driven by stronger fixed income trading results, offset partially by declines in investment banking and lending. Transaction Services revenues were up 1% with stronger trade services performance due to higher spreads mostly offset by weakness in the securities and funds services business. GWM revenue fell 40% driven by decreases in the investments, capital markets, and banking businesses reflecting the impact of market conditions.

        Operating expenses decreased 10% from the prior-year quarter mainly due to re-engineering efforts which resulted in significant savings in addition to the benefit from FX translation, partially offset by a $282 million benefit related to a legal vehicle restructuring in Mexico in the prior year.

        Provisions for loan losses and for benefits and claims increased 14% mainly due to increases in ICG and Consumer Banking.

ASIA

	First Quarter
			% Change
In millions of dollars	2009	2008
Net interest revenue (NIR)	$2,095	$2,419	(13)%
Non-interest revenue	1,714	2,168	(21)

Total Revenues, net of interest expense	$3,809	$4,587	(17)%
Total operating expenses	2,174	2,834	(23)
Provisions for credit losses and for benefits and claims	989	727	36%

Income before taxes and noncontrolling interests	$646	$1,026	(37)%
Income taxes	4	269	(99)
Net loss attributable to noncontrolling interests	(3)	(8)	63%

Net income	$645	$765	(16)%

Average assets (in billions of dollars)	$301	$364	(17)%
Return on assets	0.87%	0.85%

Consumer Finance Japan (CFJ)—NIR	$162	$264	(39)%
Asia excluding CFJ—NIR	$1,933	$2,155	(10)

CFJ—Operating Expenses	$59	$95	(38)%
Asia excluding CFJ—Operating Expenses	$2,115	$2,739	(23)%

CFJ—Provision for loan losses and for benefits and claims	$264	$317	(17)%
Asia excluding CFJ—provision for loan losses and for benefits and claims	$725	$410	77

CFJ—Net loss	$(36)	$(86)	58%
Asia excluding CFJ—Net Income	$681	$851	(20)

Key Drivers (in billions of dollars, except branches)
Average Loans	$107.5	$135.5	(21)%
Average Consumer Banking Loans	$41.8	$51.9	(19)
Average deposits (and other consumer liability balances)	$189.7	$215.7	(12)
Branches/offices	952	1,281	(26)%

1Q09 vs. 1Q08

        Revenues, net of interest expense, decreased 17%. Global Cards revenue decreased 19% as continued growth in core revenue was more than offset by the impact of FX translation and the absence of an $81 million gain on Visa shares in the prior-year period. Consumer Banking revenues, excluding Consumer Finance Japan (CFJ), decreased by 25%, driven by the impact of FX translation, lower investment revenue due to market disruption, and lower deposit spreads as interest rates declined across the region. S&B revenues increased 6%, driven by strong results from rates and currencies trading which was partially offset by write-downs of $657 million on Private Equity and Equity Investments. Transaction Services revenue decreased 13%, mostly driven by reduced Securities Funds Services revenue, due to decline in global stock markets. GWM revenue declined by 29%, due to the global decline in stock markets, and de-leveraging by our customers.

        Operating Expenses decreased 23% reflecting benefits of re-engineering efforts and the impact of FX translation, and the absence of repositioning charges in the prior-year period.

        Provisions for credit losses and for benefits and claims increased 36% primarily driven by a $152 million incremental loan loss reserve build related to Global Cards, Consumer Banking and S&B, in addition to higher credit costs in India.

Asia Excluding CFJ

        As disclosed in the table above, excluding CFJ, net interest revenue decreased 10%. Driven by a 19% decline in average loans and a 15% decline in deposits, which was mainly due to the impact of FX translation. Operating expenses excluding CFJ decreased 23% and net income excluding CFJ decreased 20%.

TARP AND OTHER REGULATORY PROGRAMS

Issuance of $25 Billion of Perpetual Preferred Stock and a Warrant to Purchase Common Stock under TARP

        On October 28, 2008, Citigroup raised $25 billion through the sale of non-voting perpetual, cumulative preferred stock and a warrant to purchase common stock to the U.S. Department of the Treasury (UST) as part of the UST's Troubled Asset Relief Program (TARP) Capital Purchase Program. All of the proceeds were treated as Tier 1 Capital for regulatory capital purposes.

        The preferred stock has an aggregate liquidation preference of $25 billion and an annual dividend rate of 5% for the first five years and 9% thereafter. Dividends are cumulative and payable quarterly in cash. As previously disclosed, Citi will continue to pay full dividends on the preferred stock up to and including the closing of the public exchange offers, at which point the dividends will be suspended.

        Of the $25 billion in cash proceeds, $23.7 billion was allocated to preferred stock and $1.3 billion to the warrant on a relative fair value basis. The discount on the preferred stock will be accreted and recognized as a preferred dividend (reduction of Retained earnings) over a period of five years. The warrant has a term of ten years, an exercise price of $17.85 per share and is exercisable for approximately 210.1 million shares of common stock, which would be reduced by one-half if Citigroup raises an additional $25 billion through the issuance of Tier 1-qualifying perpetual preferred or common stock by December 31, 2009. The value ascribed to the warrant was recorded in Citigroup's stockholders' equity and resulted in an increase in Additional paid-in capital.

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

        The preferred stock has an aggregate liquidation preference of $20 billion and an annual dividend rate of 8%. Dividends are cumulative and payable quarterly in cash. Of the $20 billion in cash proceeds, $19.5 billion was allocated to preferred stock and $0.5 billion to the warrant on a relative fair value basis. The discount on the preferred stock will not be accreted and will only be recognized as a preferred dividend (reduction of Retained earnings) at the time of redemption. The warrant has a term of 10 years, an exercise price of $10.61 per share and is exercisable for approximately 188.5 million common shares. The value ascribed to the warrant was recorded in Citigroup's stockholders' equity and resulted in an increase in Additional paid-in capital.

        The issuance of the warrants in October and December 2008, as well as other common stock issuances, resulted in a conversion price reset of the $12.5 billion of 7% convertible preferred stock sold in a private offering in January 2008. See "Events in 2009," "Capital Resources" and Note 13 for a further discussion. As previously disclosed, Citi will continue to pay full dividends on the preferred stock up to and including the closing of the public exchange offers, at which point the dividends will be suspended.

        For both the October 2008 and December 2008 issuances under TARP, the proceeds were allocated between the preferred stock and warrants on a relative fair value basis. The fair value for the preferred stock was calculated using a discounted cash flow approach. The cash flows were based on the stated dividend rate on the preferred stock. The discount rate was selected from the range of observable yield to maturities based on the secondary trading prices for similar instruments issued by Citigroup. The fair value for the warrants was calculated using the Black-Scholes option pricing model. The valuation was based on the Citigroup stock price, stock volatility, dividend yield, and the risk free rate on the measurement date for both the issuances.

FDIC's Temporary Liquidity Guarantee Program

        Under the terms of the FDIC's Temporary Liquidity Guarantee Program (TLGP), the FDIC will guarantee, until the earlier of either its maturity or June 30, 2012 (for qualifying debt issued before April 1, 2009) or December 31, 2012 (for qualifying debt issued on or after April 1, 2009 through October 31, 2009), certain qualifying senior unsecured debt issued by certain Citigroup entities between October 31, 2008 and October 31, 2009 in amounts up to 125% of the qualifying debt for each qualifying entity. The FDIC charges Citigroup a fee ranging from 50 to 150 basis points in accordance with a prescribed fee schedule for any qualifying debt issued with the FDIC guarantee.

        As to any entity participating in the TLGP, the TLGP regulations grant discretion to the FDIC, after consultation with the participating entity's appropriate Federal banking agency, to determine that the entity will no longer be permitted to continue to participate in the TLGP. If the FDIC makes that determination, it will inform the entity that it will no longer be provided the protections of the TLGP. Such a determination will not affect the guarantee of prior debt issuances under the TLGP.

        As of March 31, 2009, Citigroup and its affiliates had issued $27.6 billion of long-term debt that is covered under the FDIC guarantee ($5.75 billion of which was issued by Citigroup in December 2008), with $6.35 billion maturing in 2010, $6.25 billion maturing in 2011 and $15.0 billion maturing in 2012. During the second quarter of 2009, Citigroup affiliates have issued an additional $7.0 billion of long-term debt under this program.

        In addition, Citigroup, through its subsidiaries, also had $29.9 billion in commercial paper and interbank deposits backed by the FDIC outstanding as of March 31, 2009. The FDIC also charges a fee ranging from 50 to 150 basis points in connection with the issuance of those instruments.

FDIC Increased Deposit Insurance

        On October 4, 2008, as a part of TARP, the FDIC increased the insurance it provides on U.S. deposits in most banks and savings associations located in the United States, including Citibank, N.A., from $100,000 to $250,000 per depositor, per insured bank.

U.S. Government Loss-Sharing Agreement

Background

        On January 15, 2009, Citigroup entered into a definitive agreement with the UST, the FDIC and the Federal Reserve Bank of New York (collectively, the USG) on losses arising on a $301 billion portfolio of Citigroup assets (valued as of November 21, 2008, other than with respect to approximately $99 billion in "replacement" assets which are valued as of January 15, 2009). As consideration for the loss-sharing agreement, Citigroup issued non-voting perpetual, cumulative preferred stock to the UST and the FDIC, as well as a warrant to the UST.

        The preferred stock issued to the UST and the FDIC has an aggregate liquidation preference of $7.059 billion and an annual dividend rate of 8%. As previously disclosed, Citi will continue to pay full dividends on the preferred stock up to and including the closing of the public exchange offers, at which point the dividends will be suspended.

        The warrant has a term of 10 years, an exercise price of $10.61 per share and is exercisable for approximately 66.5 million common shares. Citigroup received no additional cash proceeds for their issuance. Of the issuance, $3.617 billion, representing the total fair value of the issued shares and warrant, is treated as Tier 1 Capital.

        The loss-sharing program extends for 10 years for residential assets and five years for non-residential assets. Under the agreement, a "loss" on a portfolio asset is defined to include a charge-off or a realized loss upon collection, through a permitted disposition or exchange, or upon a foreclosure or short-sale loss, but not merely through a change in Citigroup's fair value accounting for the asset or the creation or increase of a related loss reserve. Once a loss is recognized under the agreement, the aggregate amount of qualifying losses across the portfolio in a particular period is netted against the aggregate recoveries and gains across the portfolio, all on a pretax basis. The resulting net loss amount on the portfolio is the basis of the loss-sharing agreement between Citigroup and the USG. Citigroup will bear the first $39.5 billion of such net losses, which amount was determined using (i) an agreed-upon $29 billion of first losses, (ii) Citigroup's then-existing reserve with respect to the portfolio of approximately $9.5 billion, and (iii) an additional $1.0 billion as an agreed-upon amount in exchange for excluding the effects of certain hedge positions from the portfolio. Net losses, if any, on the portfolio after Citigroup's losses exceed the $39.5 billion first-loss amount will be borne 90% by the USG and 10% by Citigroup in the following manner:

  •
  first, until the UST has paid $5 billion in aggregate, 90% by the UST and 10% by Citigroup;

  •
  second, until the FDIC has paid $10 billion in aggregate, 90% by the FDIC and 10% by Citigroup; and

  •
  third, 90% by the Federal Reserve Bank of New York and 10% by Citigroup.

        As discussed below, the Company recognized approximately $2.9 billion of qualifying losses related to the portfolio (excluding the replacement assets) from November 21, 2008 through March 31, 2009. These losses count towards Citigroup's $39.5 billion first-loss position.

        The Federal Reserve Bank of New York will implement its loss-sharing obligations under the agreement by making a loan, after Citigroup's first-loss position and the obligations of the UST and FDIC have been exhausted, in an amount equal to the then aggregate value of the remaining covered asset pool (after reductions for charge-offs, pay-downs and realized losses) as determined in accordance with the agreement. Following the loan, as losses are incurred on the remaining covered asset pool, Citigroup will be required to immediately repay 10% of such losses to the Federal Reserve Bank of New York. The loan is non-recourse to Citigroup, other than with respect to the repayment obligation in the preceding sentence and interest on the loan. The loan is recourse only to the remaining covered asset pool, which is the sole collateral to secure the loan. The loan will bear interest at the overnight index swap rate plus 300 basis points.

        The covered asset pool includes U.S.-based exposures and transactions that were originated prior to March 14, 2008. Pursuant to the terms of the agreement, the composition of the covered asset pool, the amount of Citigroup's first-loss position and the premium paid for loss coverage are subject to final confirmation by the USG of, among other things, the qualification of assets under the asset eligibility criteria, expected losses and reserves. See "Events in 2009—Loss-Sharing Agreement."

        The USG has a 120-day confirmation period to finalize the composition of the asset pool from the date that Citi submitted its revised asset pool. The revised asset pool was submitted by Citigroup on April 15, 2009 and, therefore, is expected to be finalized by the USG by August 13, 2009. The advisor to the USG has commenced its review of the assets. In addition, as a result of receipt of principal repayments and charge-offs, the total asset pool has declined by approximately $17 billion from the original $301 billion. Approximately $2.0 billion of losses on the asset pool were recorded in the first quarter of 2009, bringing the agreement-to-date losses to approximately $2.9 billion.

        The agreement includes guidelines for governance and asset management with respect to the covered asset pool, including reporting requirements and notice and approval rights of the USG at certain thresholds. If covered losses exceed $27 billion, the USG has the right to change the asset manager for the covered asset pool.

Accounting and Regulatory Capital Treatment

        Citigroup accounts for the USG loss-sharing agreement as an indemnification agreement pursuant to the guidance in FASB Statement No. 141 (revised 2007), Business Combinations. Citigroup recorded an asset of $3.617 billion (equal to the fair value of the consideration issued to the USG) in Other assets on the Consolidated Balance Sheet. The asset will be amortized as an Other operating expense in the Consolidated Statement of Income on a straight-line basis over the coverage periods of 10 years for residential assets and five years for non-residential assets, based on the relative initial principal amounts of each group. During the quarter ended March 31, 2009, Citigroup recorded $171 million as an Other operating expense.

        Under indemnification accounting, recoveries (gains), if any, will be recognized in the Consolidated Statement of Income in the same future periods that cumulative losses recorded under U.S. Generally Accepted Accounting Principles (GAAP) on the covered assets exceed our $39.5 billion first-loss amount. The Company will recognize and measure an indemnification asset on the same basis that it recognizes losses on the covered assets in the Consolidated Statement of Income. For example, for a covered loan classified as held-for-investment and reported in the balance sheet at amortized cost, the Company would recognize and measure an indemnification asset due from the USG at the same time related loan loss reserves are recorded for that loan equal to 90% of the amount of the loan loss reserve, subject to the first-loss limitation. Under indemnification accounting, recoveries (gains) may be recorded at times when such amounts are not contractually receivable from the USG based on the definition of covered losses in the loss-sharing program; such amounts may or may not thereafter become contractually receivable, depending upon whether or not they become covered "losses" (see above for definition of covered "loss"). Indemnification accounting matches the amount and timing of the recording of recoveries with the amount and timing of the recognition of losses based on the U.S. GAAP accounting for the covered assets, as opposed to the amount and timing of recognition as defined in the loss-sharing agreement. The indemnification asset amount recorded will be adjusted, as appropriate, to take into consideration additional revenue and expense amounts related to the covered assets specifically defined as recoverable or non-recoverable in the loss sharing program. As of March 31, 2009, the Company has recognized cumulative U.S. GAAP losses on the covered assets that are substantially below our first-loss amount and, therefore, no additional indemnification asset has been recognized at this time.

        The covered assets are risk-weighted at 20% for purposes of calculating the Tier 1 Capital ratio at March 31, 2009.

        The following table summarizes the assets that were part of the covered asset pool agreed to between Citigroup and the USG as of January 16, 2009, with their values as of November 21, 2008 (except as set forth in the note to the table below and as described above), and the balances as of March 31, 2009, reflecting changes in the balances of assets that remained qualified, plus approximately $10 billion of new replacement assets that Citi substituted for non-qualifying assets. The asset pool, as revised, remains subject to the USG's final confirmation process, anticipated to occur by August 13, 2009. See "Events in 2009—Loss-Sharing Agreement":

Assets

In billions of dollars	March 31, 2009	November 21, 2008(1)(2)
Loans:
First mortgages	$91.6	$98.0
Second mortgages	54.5	55.4
Retail auto loans	14.2	16.2
Other consumer loans	19.2	19.7

Total consumer loans	$179.5	$189.3

CRE loans	$12.0	$12.0
Highly leveraged finance loans	1.9	2.0
Other corporate loans	14.0	14.0

Total corporate loans	$27.9	$28.0

Securities:
Alt-A	$10.9	$11.4
SIVs	6.1	6.1
CRE	1.4	1.4
Other	10.0	11.2

Total securities	$28.4	$30.1

Unfunded Lending Commitments (ULC)
Second mortgages	$20.7	$22.4
Other consumer loans	2.9	3.6
Highly leveraged finance	0.1	0.1
CRE	4.5	5.5
Other commitments	20.2	22.0

Total ULC	$48.4	$53.6

Total covered assets	$284.2	$301.0

(1)
As a result of the initial confirmation process (conducted between November 21, 2008 and January 15, 2009), the covered asset pool includes approximately $99 billion of assets considered "replacement" assets (assets that were added to the pool to replace assets that were in the pool as of November 21, 2008 but were later determined not to qualify). Loss-sharing on qualifying losses incurred on these replacement assets was effective beginning January 15, 2009, instead of November 21, 2008.

(2)
Reclassified to conform to the current period's presentation.

Exchange Offer

        On February 27, 2009, the Company announced an exchange offer of its common stock for up to $27.5 billion of its existing preferred securities and trust preferred securities at a conversion price of $3.25 per share. On May 7, 2009, as a result of the USG's Supervisory Capital Assessment Program (SCAP), the Company announced that it will expand the Exchange Offer by increasing the maximum amount of preferred securities and trust preferred securities that it will accept in the Exchange Offer by $5.5 billion to a total of $33 billion. The USG will match the exchange up to a maximum of $25 billion of its preferred stock at the same conversion price. See "Events in 2009—Exchange Offer and Conversions" and "—The Supervisory Capital Assessment Program (SCAP)."

Implementation and Management of TARP Programs

        After Citigroup received the TARP capital, it established a Special TARP Committee composed of senior executives to approve, monitor and track how the funds are utilized. The TARP securities purchase agreements stipulate that Citi will adhere to the following objectives as a condition of the UST's capital investment:

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

        Committee approval is the final stage in a four-step review process to evaluate proposals from Citi businesses for the use of TARP capital, considering the risk, the potential financial impact and returns.

        On February 3, 2009, Citi published a report summarizing its TARP spending initiatives for the 2008 fourth quarter and made this report available at www.citigroup.com. The report indicated that the Committee had authorized $36.5 billion in initiatives backed by TARP capital. Subsequently, an additional $8.25 billion of spending initiatives has been approved, bringing the total approved spending to $44.8 billion. As of March 31, 2009, the Company has deployed approximately $8.2 billion of funds under the approved initiatives.

        Separately from the Company's initiatives under TARP, the report also describes Citigroup's other efforts to help U.S. homeowners remain in their homes, assist distressed borrowers and support U.S consumers and businesses.

        Citi will update this TARP report each quarter following its quarterly earnings announcement and will make the report publicly available. In addition, Citi is committed to meeting all reporting requirements associated with TARP.

MANAGING GLOBAL RISK

        Citigroup's risk management framework balances strong corporate oversight with well-defined independent risk management functions for each business and region, as well as cross-business product expertise. The Citigroup risk management framework is described in Citigroup's 2008 Annual Report on Form 10-K.

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars	1st Qtr. 2009	4th Qtr 2008	3rd Qtr. 2008	2nd Qtr. 2008	1st Qtr. 2008
Allowance for loan losses at beginning of period	$29,616	$24,005	$20,777	$18,257	$16,117

Provision for loan losses
Consumer(1)	$8,127	$8,836	$7,855	$6,259	$5,332
Corporate	1,788	3,335	1,088	724	245

	$9,915	$12,171	$8,943	$6,983	$5,577

Gross credit losses
Consumer(1)
In U.S. offices	$4,159	$3,687	$3,069	$2,599	$2,325
In offices outside the U.S.	1,936	1,818	1,914	1,798	1,637
Corporate
In U.S. offices	1,140	287	160	185	40
In offices outside the U.S.	424	756	200	197	97

	$7,659	$6,548	$5,343	$4,779	$4,099

Credit recoveries
Consumer
In U.S. offices	$135	$132	$137	$148	$172
In offices outside the U.S.	213	219	252	286	253
Corporate
In U.S. offices	1	2	3	2	3
In offices outside the U.S.	28	52	31	23	33

	$377	$405	$423	$459	$461

Net credit losses
In U.S. offices	$5,163	$3,840	$3,089	$2,634	$2,190
In offices outside the U.S.	$2,119	$2,303	1,831	1,686	1,448

Total	7,282	6,143	$4,920	$4,320	$3,638

Other—net(2)(3)(4)(5)(6)	$(546)	$(417)	$(795)	$(143)	$201

Allowance for loan losses at end of period	31,703	29,616	$24,005	$20,777	$18,257

Allowance for loan losses as a % of total loans	4.82%	4.27%	3.35%	2.78%	2.31%
Allowance for unfunded lending commitments(7)	$947	$887	$957	$1,107	$1,250

Total allowance for loan losses and unfunded lending commitments	$32,650	$30,503	$24,962	$21,884	$19,507

Allowance for loan losses as % of loans
Net consumer credit losses	$5,747	$5,154	$4,594	$3,963	$3,537
As a percentage of average consumer loans	4.64%	3.93%	3.35%	2.83%	2.52%

Net corporate credit losses/(recoveries)	$1,535	$989	$326	$357	$101
As a percentage of average corporate loans	0.92%	0.56%	0.19%	0.19%	0.05%

(1)
Included in the allowance for loan losses are reserves for Troubled Debt Restructurings (TDRs) of $2,760 million, $2,180 million, $1,443 million, $882 million and $443 million as March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008, and March 31, 2008, respectively.

(2)
The first quarter of 2009 primarily includes reductions to the credit loss reserves of $213 million related to securitizations and reductions of approximately $320 million primarily related to FX translation.

(3)
The fourth quarter of 2008 primarily includes reductions to the credit loss reserves of approximately $400 million primarily related to FX translation.

(4)
The third quarter of 2008 primarily includes reductions to the credit loss reserves of $23 million related to securitizations, reductions of $244 million related to the pending sale of Citigroup's German Retail Banking Operation and reductions of approximately $500 million related to FX translation.

(5)
The second quarter of 2008 primarily includes reductions to the credit loss reserves of $21 million related to securitizations, reductions of $156 million related to the sale of CitiCapital and additions of $56 million related to purchase price adjustments for the Grupo Cuscatlan acquisition.

(6)
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

NON-PERFORMING ASSETS (NON-ACCRUAL LOANS, OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS)

        The table below summarizes the Company's non-accrual loans. These are loans in which the borrower has fallen behind in interest payments, or for corporate loans where the Company has determined that the payment of interest or principal is doubtful, and are now considered impaired. In situations where the Company reasonably expects that only a portion of the principal and interest owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income.

In millions of dollars	1st Qtr. 2009	4th Qtr 2008	3rd Qtr. 2008	2nd Qtr. 2008	1st Qtr. 2008
Corporate non-accrual loans(1)
North America	$3,305	$2,415	$715	$469	$443
EMEA	6,503	6,375	1,433	1,602	1,276
Latin America	322	238	133	81	74
Asia	679	541	385	124	241

	$10,809	$9,569	$2,666	$2,276	$2,034

Consumer non-accrual loans(1)(2)
North America	$12,185	$9,876	$8,149	$6,471	$5,724
EMEA	1,085	886	801	815	663
Latin America	1,321	1,284	1,339	1,436	1,291
Asia	711	682	588	628	623

	$15,302	$12,728	$10,877	$9,350	$8,301

        The table below summarizes the Company's other real estate owned (OREO) assets. This represents the carrying value of all property acquired by foreclosure or other legal proceedings when the Company has taken possession of the collateral.

	1st Qtr. 2009	4th Qtr 2008	3rd Qtr. 2008	2nd Qtr. 2008	1st Qtr. 2008
Corporate OREO
North America	$180	$246	$371	$453	$484
EMEA	15	23	15	17	13
Latin America	10	14	16	19	48
Asia	69	53	—	—	—

	$274	$336	$402	$489	$545

Consumer OREO
North America	$846	$1,013	$1,112	$1,028	$856
EMEA	65	67	68	70	71
Latin America	15	15	19	20	77
Asia	2	2	1	3	4

	$928	$1,097	$1,200	$1,121	$1,008

Other repossessed assets(3)	$78	$78	$81	$94	$107

(1)
Excludes purchased distressed loans as they are accreting interest in accordance with Statement of Position 03-3, "Accounting for Certain Loans on Debt Securities Acquired in a Transfer" (SOP 03-3). The carrying value of these loans was $1.328 billion at March 31, 2009, $1.510 billion at December 31, 2008, $1.550 billion at September 30, 2008, $1.891 billion at June 30, 2008, and $2.224 billion at March 31, 2008.

(2)
Includes the impact of the deterioration in the U.S. consumer real estate market.

(3)
Primarily transportation equipment, carried at lower of cost or fair value, less costs to sell.

        There is no industry-wide definition of non-performing assets. As such, analysis against the industry is not always comparable. The table below represents the Company's view of non-performing assets. As a general rule, unsecured consumer loans are charged off at 120 days past due and credit card loans are charged off at 180 days contractually past due. Consumer loans secured with non-real-estate collateral are written down to the estimated value of the collateral, less costs to sell, at 120 days past due. Consumer real-estate secured loans are written down to the estimated value of the property, less costs to sell, when they are 180 days contractually past due. Impaired corporate loans and leases are written down to the extent that principal is judged to be uncollectible.

Non-performing assets	1st Qtr. 2009	4th Qtr 2008	3rd Qtr. 2008	2nd Qtr. 2008	1st Qtr. 2008
Corporate non-accrual loans	$10,809	$9,569	$2,666	$2,276	$2,034
Consumer non-accrual loans	15,302	12,728	10,877	9,350	8,301

Non-accrual loans (NAL)	$26,111	$22,297	$13,543	$11,626	$10,335

OREO	$1,202	$1,433	$1,602	$1,610	$1,553
Other repossessed assets	78	78	81	94	107

Non-performing assets (NPA)	$27,391	$23,808	$15,226	$13,330	$11,995

NAL as a % of total loans	3.97%	3.21%	1.89%	1.56%	1.31%
NPA as a % of total assets	1.50%	1.23%	0.74%	0.63%	0.55%
Allowance for loan losses as a % of NAL(1)	121%	133%	177%	179%	177%

(1)
The $6.403 billion of non-accrual loans transferred from the held-for-sale portfolio to the held-for-investment portfolio during the fourth quarter of 2008 were marked-to-market at the transfer date and, therefore, no allowance was necessary at the time of the transfer. $2.426 billion of the par value of the loans reclassified was written off prior to transfer.

Consumer Loan Balances, Net of Unearned Income

	End of Period			Average
In billions of dollars	Mar. 31, 2009	Dec. 31,(1) 2008	Mar. 31,(1) 2008	1st Qtr. 2009	4th Qtr.(1) 2008	1st Qtr.(1) 2008
On-balance sheet(2)	$488.9	$515.7	$561.6	$502.2	$521.0	$564.6
Securitized receivables (all in U.S. Cards)	106.0	105.9	109.5	102.6	105.6	105.8
Credit card receivables held-for-sale(3)	—	—	0.9	—	—	1.0

Total managed(4)	$594.9	$621.6	$672.0	$604.8	$626.6	$671.4

(1)
Reclassified to conform to current period's presentation.

(2)
Total loans and total average loans exclude certain interest and fees on credit cards of approximately $3 billion and $3 billion for the first quarter of 2009, approximately $3 billion and $3 billion for the fourth quarter of 2008 and approximately $2 billion and $2 billion for the first quarter of 2008, respectively, which are included in Consumer loans on the Consolidated Balance Sheet.

(3)
Included in Other assets on the Consolidated Balance Sheet.

(4)
This table presents loan information on a held basis and shows the impact of securitizations to reconcile to a managed basis. Although a managed-basis presentation is not in conformity with GAAP, the Company believes managed credit statistics provide a representation of performance and key indicators of the credit card business that are consistent with the way management reviews operating performance and allocates resources. Held-basis reporting is the related GAAP measure.

        Citigroup's total Allowance for loans, leases and unfunded lending commitments of $32.650 billion is available to absorb probable credit losses inherent in the entire portfolio. For analytical purposes only, the portion of Citigroup's allowance for loan losses attributed to the Consumer portfolio was $24.281 billion at March 31, 2009, $22.366 billion at December 31, 2008 and $14.368 billion at March 31, 2008. The increase in the Allowance for loan losses from March 31, 2008 of $9.913 billion included net builds of $11.619 billion.

        The builds consisted of $11.287 billion in Global Cards and Consumer Banking ($8.514 billion in North America and $2.773 billion in regions outside North America) and $332 million in Global Wealth Management.

        The build of $8.514 billion in North America primarily reflected an increase in the estimate of losses across all portfolios based on weakening leading credit indicators, including increased delinquencies on first and second mortgages, unsecured personal loans, credit cards and auto loans. The build also reflected trends in the U.S. macroeconomic environment, including the housing market downturn, rising unemployment and portfolio growth. The build of $2.773 billion in regions outside North America primarily reflected credit deterioration in Mexico, the U.K., Spain, Greece, and India.

        On-balance-sheet consumer loans of $488.9 billion decreased $72.7 billion, or 13%, from March 31, 2008, primarily driven by a decrease in residential real estate lending in Consumer Banking North America as well as the impact of FX translation across Global Cards, Consumer Banking and GWM.

SIGNIFICANT EXPOSURES IN SECURITIES AND BANKING

U.S. Subprime-Related Direct Exposure in Securities and Banking

        The following table summarizes Citigroup's U.S. subprime-related direct exposures in Securities and Banking (S&B) at March 31, 2009 and December 31, 2008:

In billions of dollars	December 31, 2008 exposures	First Quarter 2009 write-downs(1)		First Quarter 2009 sales/transfers(2)		March 31, 2009 exposures
Direct ABS CDO super senior exposures:
Gross ABS CDO super senior exposures (A)	$18.9					$15.2
Hedged exposures (B)	6.9					6.6
Net ABS CDO super senior exposures:
ABCP/CDO(3)	9.9	$(2.0)		$(0.4)		7.6
High grade	0.8	(0.1)		0.0		0.6
Mezzanine	1.3	(0.2	)(4)	(0.8)		0.3

Total net ABS CDO super senior exposures (A-B=C)	$12.0	$(2.3)		$(1.2	)(5)	$8.5

Lending and structuring exposures:
CDO warehousing/unsold tranches of ABS CDOs	$0.1	$0.0		$0.0		$0.0
Subprime loans purchased for sale or securitization	1.3	(0.1)		(0.1)		1.1
Financing transactions secured by subprime	0.7	0.0	(4)	(0.1)		0.5

Total lending and structuring exposures (D)	$2.0	$(0.1)		$(0.3)		$1.7

Total net exposures C+D(6)	$14.1	$(2.4)		$(1.4)		$10.2

Credit adjustment on hedged counterparty exposures (E)(7)		$(1.1)

Total net write-downs (C+D+E)		$(3.5)

Note:    Table may not foot or cross-foot due to roundings.

(1)
Includes net profits and losses associated with liquidations.

(2)
Reflects sales, transfers and repayment or liquidations of principal.

(3)
Consists of older-vintage, high-grade ABS CDOs.

(4)
Includes $147 million recorded in credit costs.

(5)
A portion of the underlying securities was purchased in liquidations of CDOs and reported as Trading account assets. As of March 31, 2009, $175 million relating to deals liquidated was held in the trading books.

(6)
Composed of net CDO super-senior exposures and gross lending and structuring exposures.

(7)
SFAS 157 adjustment related to counterparty credit risk.

The Company had approximately $10.2 billion in net U.S. subprime-related direct exposures in its S&B business at March 31, 2009.

        The exposure consisted of (a) approximately $8.5 billion of net exposures in the super senior tranches (i.e., the most senior tranches) of CDOs, which are collateralized by asset-backed securities, derivatives on asset-backed securities, or both (ABS CDOs), and (b) approximately $1.7 billion of exposures in its lending and structuring business.

Direct ABS CDO Super Senior Exposures

        The net $8.5 billion in ABS CDO super senior exposures as of March 31, 2009 is collateralized primarily by subprime residential mortgage-backed securities (RMBS), derivatives on RMBS, or both. These exposures include $7.6 billion in the super senior tranches of ABS CDOs initially issued as commercial paper (ABCP) and approximately $900 million of other super senior tranches of ABS CDOs.

        Citigroup's CDO super senior subprime direct exposures are Level 3 assets. The valuation of the high-grade and mezzanine ABS CDO positions uses trader prices based on the underlying assets of each high-grade and mezzanine ABS CDO. Unlike the ABCP- and CDO-squared positions, the high-grade and mezzanine positions are now largely hedged through the ABX and bond short positions, which are, by necessity, trader priced. This results in closer symmetry in the way these long and short positions are valued by the Company. Citigroup intends to use trader marks to value this portion of the portfolio going forward so long as it remains largely hedged.

        The valuation of the ABCP- and CDO-squared positions are subject to valuation based on significant unobservable inputs. Fair value of these exposures is based on estimates of future cash flows from the mortgage loans underlying the assets of the ABS CDOs. To determine the performance of the underlying mortgage loan portfolios, the Company estimates the prepayments, defaults and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates, and borrower and loan attributes, such as age, credit scores, documentation status, loan-to-value (LTV) ratios and debt-to-income (DTI) ratios. The model is calibrated using available mortgage loan information including historical loan performance. In addition, the methodology estimates the impact of geographic concentration of mortgages and the impact of reported fraud in the origination of subprime mortgages. An appropriate discount rate is then applied to the cash flows generated for each ABCP- and CDO-squared tranche, in order to estimate its fair value under current market conditions.

        When necessary, the valuation methodology used by Citigroup is refined and the inputs used for purposes of estimation are modified, in part, to reflect ongoing market developments. More specifically, the inputs of home price appreciation (HPA) assumptions and delinquency data were updated along with discount rates that are based upon a weighted average combination of implied spreads from single-name ABS bond prices and ABX indices, as well as CLO spreads under current market conditions. The housing-price changes were estimated using a forward-looking projection, which incorporated the Loan Performance Index. In addition, the Company's mortgage default model also uses recent mortgage performance data, a period of sharp home price declines and high levels of mortgage foreclosures.

        The valuation as of March 31, 2009, assumes a cumulative decline in U.S. housing prices from peak to trough of 33%. This rate assumes declines of 9.3% and 3.9% in 2009 and 2010, respectively, the remainder of the 33% decline having already occurred before the end of 2008.

        In addition, the discount rates were based on a weighted average combination of the implied spreads from single-name ABS bond prices, ABX indices and CLO spreads, depending on vintage and asset types. To determine the discount margin, the Company applies the mortgage default model to the bonds underlying the ABX indices and other referenced cash bonds and solves for the discount margin that produces the current market prices of those instruments.

        The primary drivers that currently impact the model valuations are the discount rates used to calculate the present value of projected cash flows and projected mortgage loan performance. In valuing its direct ABCP- and CDO-squared super senior exposures, the Company has made its best estimate of the key inputs that should be used in its valuation methodology. However, the size and nature of these positions as well as current market conditions are such that changes in inputs such as the discount rates used to calculate the present value of the cash flows can have a significant impact on the reported value of these exposures. For instance, each 10 basis point change in the discount rate used generally results in an approximate $25 million change in the fair value of the Company's direct ABCP- and CDO-squared super senior exposures as of March 31, 2009. This applies to both decreases in the discount rate (which would increase the value of these assets and decrease reported write-downs) and increases in the discount rate (which would decrease the value of these assets and increase reported write-downs).

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

Lending and Structuring Exposures

        The $1.7 billion of subprime-related exposures includes approximately $0.1 billion of CDO warehouse inventory and unsold tranches of ABS CDOs, approximately $1.1 billion of actively managed subprime loans purchased for resale or securitization at a discount to par during 2007 and approximately $0.5 billion of financing transactions with customers secured by subprime collateral. These amounts represent the fair value as determined using observable inputs and other market data. The majority of the change from the December 31, 2008 balances reflects sales, transfers and liquidations.

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

Exposure to Commercial Real Estate

        The Company, through its business activities and as a capital markets participant, incurs exposures that are directly or indirectly tied to the global commercial real estate market. These exposures are represented primarily by the following three categories:

        (1) Assets held at fair value include: $5.7 billion, of which approximately $5.1 billion are securities, loans and other items linked to commercial real estate that are carried at fair value as trading account assets, $0.1 billion of loans which are held-for-sale, and approximately $0.5 billion which are securities backed by commercial real estate carried at fair value as available-for-sale investments. Changes in fair value for these trading account assets are reported in current earnings, while changes in fair value for these available-for-sale investments are reported in OCI with other-than-temporary impairments reported in current earnings.

        The majority of these exposures are classified as Level 3 in the fair-value hierarchy. Weakening activity in the trading markets for some of these instruments resulted in reduced liquidity, thereby decreasing the observable inputs for such valuations, and could have an adverse impact on how these instruments are valued in the future if such conditions persist.

        (2) Assets held at amortized cost include approximately $2.0 billion of securities classified as held-to-maturity and $23.8 billion of loans and commitments. The held-to-maturity securities were classified as such during the fourth quarter of 2008 and were previously classified as either trading or available for sale. They are accounted for at amortized cost, subject to other-than-temporary impairment. Loans and commitments are recorded at amortized cost, less loan loss reserves. The impact from changes in credit is reflected in the calculation of the allowance for loan losses and in net credit losses.

        (3) Equity and other investments include approximately $4.6 billion of equity and other investments such as limited partner fund investments which are accounted for under the equity method, which recognizes gains or losses based on the investor's share of the net income of the investee.

Direct Exposure to Monolines

        In its S&B business, the Company has exposure to various monoline bond insurers (Monolines), listed in the table below, from hedges on certain investments and from trading positions. The hedges are composed of credit default swaps and other hedge instruments. The Company recorded an additional $1.1 billion in downward CVA related to exposure to Monolines during the first quarter of 2009, bringing the total CVA balance to $5.4 billion.

        The following table summarizes the market value of the Company's direct exposures to and the corresponding notional amounts of transactions with the various Monolines as well as the aggregate credit valuation adjustment associated with these exposures as of March 31, 2009 and December 31, 2008 in S&B:

	March 31, 2009		December 31, 2008
In millions of dollars	Fair- value exposure	Notional amount of transactions	Fair- value exposure	Notional amount of transactions
Direct subprime ABS CDO super senior:
Ambac	$4,649	$5,352	$4,461	$5,357

Subtotal direct subprime ABS CDO super senior	$4,649	$5,352	$4,461	$5,357

Trading assets—non-subprime:
MBIA	$2,209	$4,567	$1,924	$4,040
FSA	294	1,119	204	1,126
Assured	147	454	141	465
Radian	39	150	58	150
Ambac	19	821	21	1,106

Subtotal trading assets—non-subprime	$2,708	$7,111	$2,348	$6,887

Total gross fair-value direct exposure	$7,357		$6,809
Credit valuation adjustment	$(5,370)		$(4,279)

Total net fair-value direct exposure	$1,987		$2,530

        The fair-value exposure, net of payable and receivable positions, represents the market value of the contract as of March 31, 2009 and December 31, 2008, excluding the CVA. The notional amount of the transactions, including both long and short positions, is used as a reference value to calculate payments. The credit valuation adjustment is a downward adjustment to the fair-value exposure to a counterparty to reflect the counterparty's creditworthiness in respect of the obligations in question.

        Credit valuation adjustments are based on credit spreads and on estimates of the terms and timing of the payment obligations of the Monolines. Timing in turn depends on estimates of the performance of the transactions to which the Company's exposure relates, estimates of whether and when liquidation of such transactions may occur and other factors, each considered in the context of the terms of the Monolines' obligations.

        As of March 31, 2009 and December 31, 2008, the Company had $6.6 billion and $6.9 billion, respectively, in notional amount of hedges against its direct subprime ABS CDO super senior positions. Of those amounts, $5.4 billion and $5.4 billion, respectively, were purchased from Monolines and are included in the notional amount of transactions in the table above.

        With respect to Citi's trading assets, there were $2.7 billion and $2.3 billion of fair-value exposure to Monolines as of March 31, 2009 and December 31, 2008, respectively. Trading assets include trading positions, both long and short in U.S. subprime RMBS and related products, including ABS CDOs.

        The notional amount of transactions related to the remaining non-subprime trading assets as of March 31, 2009, was $7.1 billion. The $7.1 billion notional amount of transactions comprised $2.1 billion primarily in interest-rate swaps with a corresponding fair value exposure of $10 million. The remaining notional amount of $5.0 billion was in the form of credit default swaps and total return swaps with a fair value exposure of $2.7 billion.

        The notional amount of transactions related to the remaining non-subprime trading assets at December 31, 2008, was $6.9 billion with a corresponding fair value exposure of $2.3 billion. The $6.9 billion notional amount of transactions comprised $1.8 billion primarily in interest-rate swaps with a fair value exposure of $3.9 million. The remaining notional amount of $5.1 billion was in the form of credit default swaps and total return swaps with a fair value of $2.3 billion.

        The Company has purchased mortgage insurance from various monoline mortgage insurers on first mortgage loans. The notional amount of this insurance protection was approximately $300 million and $400 million as of March 31, 2009 and December 31, 2008, respectively, with nominal pending claims against this notional amount.

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

        Due to the dislocation of the credit markets and the reduced market interest in higher-risk/higher-yield instruments since the latter half of 2007, liquidity in the market for highly leveraged financings has been limited. This has resulted in the Company's recording pretax write-downs on funded and unfunded highly leveraged finance exposures of $247 million in the first quarter of 2009 and $4.9 billion in full year 2008.

        Citigroup's exposures to highly leveraged financing commitments totaled $9.5 billion at March 31, 2009 ($9.0 billion funded and $0.5 billion in unfunded commitments), reflecting a decrease of $0.5 billion from December 31, 2008.

        In 2008, the Company completed the transfer of approximately $12 billion of loans to third parties, of which $8.5 billion relates to highly leveraged loan commitments. In these transactions, the third parties purchased subordinate interests backed by the transferred loans. These subordinate interests absorb first loss on the transferred loans and provide the third parties with control of the loans. The Company retained senior debt securities backed by the transferred loans. These transactions were accounted for as sales of the transferred loans. The loans were removed from the balance sheet and the retained securities are classified as Available-for-sale securities on the Company's Consolidated Balance Sheet.

        In addition, the Company purchased protection on the senior debt securities from the third-party subordinate interest holders via total return swaps (TRS). The counterparty credit risk in the TRS is protected through margin agreements that provide for both initial margin and additional margin at specified triggers. Due to the initial cash margin received, the existing margin requirements on the TRS, and the substantive subordinate investments made by third parties, the Company believes that the transactions largely mitigate the Company's risk related to the transferred loans. The Company's sole remaining exposure to the transferred loans are the senior debt securities, which have an amortized cost basis of $6.3 billion and fair value of $4.7 billion at March 31, 2009, and the receivables under the TRS, which have a fair value of $1.5 billion at March 31, 2009. The change in the value of the retained senior debt securities that are classified as Available-for-sale securities are recorded in AOCI as they are deemed temporary. The offsetting change in the total return swaps are recorded as cash flow hedges within AOCI. See Note 14 to the Consolidated Financial Statements for additional information.

 DERIVATIVES

        Presented below are the notional and the mark-to-market receivables and payables for Citigroup's derivative exposures as of March 31, 2009 and December 31, 2008:

Notionals(1)

	Trading derivatives(2)		Non-trading Derivatives(3)
In millions of dollars	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Interest rate contracts
Swaps	$13,903,004	$15,096,293	$274,692	$306,501
Futures and forwards	3,262,752	2,619,952	97,827	118,440
Written options	2,970,815	2,963,280	18,038	20,255
Purchased options	3,045,784	3,067,443	45,244	38,344

Total interest rate contract notionals	$23,182,355	$23,746,968	$435,801	$483,540

Foreign exchange contracts
Swaps	$855,791	$882,327	$69,473	$62,491
Futures and forwards	1,853,854	2,165,377	34,561	40,694
Written options	435,205	483,036	9,258	3,286
Purchased options	480,574	539,164	292	676

Total foreign exchange contract notionals	$3,625,424	$4,069,904	$113,584	$107,147

Equity contracts
Swaps	$73,126	$98,315	$—	$—
Futures and forwards	14,060	17,390	—	—
Written options	470,176	507,327	—	—
Purchased options	442,612	471,532	—	—

Total equity contract notionals	$999,974	$1,094,564	$—	$—

Commodity and other contracts
Swaps	$22,516	$44,020	$—	$—
Futures and forwards	72,103	60,625	—	—
Written options	29,722	31,395	—	—
Purchased options	33,303	32,892	—	—

Total commodity and other contract notionals	$157,644	$168,932	$—	$—

Credit derivatives(4)
Citigroup as the Guarantor:
Credit default swaps	$1,404,588	$1,441,117	$—	$—
Total return swaps	1,203	1,905	—	—
Credit default options	340	258	—	—
Citigroup as the Beneficiary:			—
Credit default swaps	1,514,613	1,560,087	—	—
Total return swaps	22,347	29,990	6,321	8,103
Credit default options	216	135	—	—

Total credit derivatives	$2,943,307	$3,033,492	$6,321	$8,103

Total derivative notionals	$30,908,704	$32,113,860	$555,706	$598,790

See the following page for footnotes

[Table continues on the following page.]

Mark-to-Market (MTM) Receivables/Payables

	Derivatives receivables—MTM		Derivatives payables—MTM
In millions of dollars	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Trading derivatives(2)
Interest rate contracts	$615,052	$667,597	$595,184	$654,178
Foreign exchange contracts	106,245	153,197	114,285	160,628
Equity contracts	31,061	35,717	49,126	57,292
Commodity and other contracts	26,582	23,924	24,832	22,473
Credit derivatives:(4)
Citigroup as the Guarantor	6,796	5,890	206,411	198,233
Citigroup as the Beneficiary	231,023	222,461	6,375	5,476
Cash collateral paid/received	65,165	63,866	61,740	65,010

Total	$1,081,924	$1,172,652	$1,057,953	$1,163,290

Less: Netting agreements and market value adjustments	(986,064)	(1,057,363)	(976,815)	(1,046,505)

Net receivables/payables	$95,860	$115,289	$81,138	$116,785

Non-trading derivatives
Interest rate contracts	$10,078	$14,755	$5,070	$7,742
Foreign exchange contracts	4,853	2,408	3,609	3,746
Credit Derivatives	1,597	—	—	—

Total	$16,528	$17,163	$8,679	$11,488

(1)
Includes the notional amounts for long and short derivative positions.

(2)
Trading Derivatives include proprietary positions, as well as hedging derivatives instruments that do not qualify for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133).

(3)
Reclassified to conform to the current period's presentation.

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

Fair Valuation Adjustments for Derivatives

        The fair value adjustments applied by the Company to its derivative carrying values consist of the following items:

  •
  Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy (see Note 17) to ensure that the fair value reflects the price at which the entire position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument, adjusted to take into account the size of the position.

  •
  Credit valuation adjustments (CVA) are applied to over-the-counter derivative instruments, in which the base valuation generally discounts expected cash flows using LIBOR interest rate curves. Because not all counterparties have the same credit risk as that implied by the relevant LIBOR curve, a CVA is necessary to incorporate the market view of both counterparty credit risk and the Company's own credit risk in the valuation.

        The Company's CVA methodology comprises two steps. First, the exposure profile for each counterparty is determined using the terms of all individual derivative positions and a Monte Carlo simulation or other quantitative analysis to generate a series of expected cash flows at future points in time. The calculation of this exposure profile considers the effect of credit risk mitigants, including pledged cash or other collateral and any legal right of offset that exists with a counterparty through arrangements such as netting agreements. Individual derivative contracts that are subject to an enforceable master netting agreement with a counterparty are aggregated for this purpose, since it is those aggregate net cash flows that are subject to nonperformance risk. This process identifies specific, point in time future cash flows that are subject to nonperformance risk, rather than using the current recognized net asset or liability as a basis to measure the CVA. Second, market-based views of default probabilities derived from observed credit spreads in the credit default swap market, are applied to the expected future cash flows determined in step one. Own-credit CVA is determined using Citi-specific CDS spreads for the relevant tenor. Generally, counterparty CVA is determined using CDS spread indices for each credit rating and tenor. For certain identified facilities where individual analysis is practicable (for example, exposures to monoline counterparties) counterparty-specific CDS spreads are used.

        The CVA adjustment is designed to incorporate a market view of the credit risk inherent in the derivative portfolio as required by SFAS 157. However, most derivative instruments are negotiated bilateral contracts and are not commonly transferred to third parties. Derivative instruments are normally settled contractually, or if terminated early, are terminated at a value negotiated bilaterally between the counterparties. Therefore, the CVA (both counterparty and own-credit) may not be realized upon a settlement or termination in the normal course of business. In addition, all or a portion of the credit valuation adjustments may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of Citi or its counterparties, or changes in the credit mitigants (collateral and netting agreements) associated with the derivative instruments. Historically, Citigroup's credit spreads have moved in tandem with general counterparty credit spreads, thus providing offsetting CVAs affecting revenue. However, in the first quarter of 2009, Citigroup's credit spreads widened and counterparty credit spreads generally narrowed, each of which positively affected revenues.

        The table below summarizes pretax gains (losses) related to changes in credit valuation adjustments on derivative instruments for the quarters ended March 31, 2009 and 2008:

	Credit valuation adjustment gain (loss)
In millions of dollars	2009	2008
Non-monoline counterparties	$166	$(1,790)
Citigroup (own)	2,572	1,513

Net non-monoline CVA	$2,738	$(277)
Monoline counterparties	(1,091)	(1,491)

Total CVA—derivative instruments	$1,647	$(1,768)

        The table below summarizes the CVA applied to the fair value of derivative instruments as of March 31, 2009 and December 31, 2008.

	Credit valuation adjustment Contra liability (contra asset)
In millions of dollars	March 31, 2009	December 31, 2008
Non-monoline counterparties	$(8,100)	$(8,266)
Citigroup (own)	6,183	3,611

Net non-monoline CVA	$(1,917)	$(4,655)
Monoline counterparties(1)	(5,370)	(4,279)

Total CVA—derivative instruments	$(7,287)	$(8,934)

(1)
Certain derivatives with monoline counterparties were terminated during 2008.

        The credit valuation adjustment amounts shown above relate solely to the derivative portfolio, and do not include:

  •
  Own-credit adjustments for non-derivative liabilities measured at fair value under the fair-value option. See Note 17 for further information.

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

        The following tables summarize the key characteristics of the Company's credit derivative portfolio by activity, counterparty and derivative form as of March 31, 2009 and December 31, 2008:

March 31, 2009:

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By Activity:
Credit portfolio	$2,799	$28	$55,057	$—
Dealer/client	236,617	212,758	1,488,440	1,406,131

Total by Activity	$239,416	$212,786	$1,543,497	$1,406,131

By Industry/Counterparty:
Bank	$131,386	$127,684	$965,983	$919,354
Broker-dealer	60,990	57,443	380,412	345,582
Monoline	7,434	91	9,942	139
Non-financial	6,029	5,435	4,123	5,327
Insurance and other financial institutions	33,577	22,133	183,037	135,729

Total by Industry/Counterparty	$239,416	$212,786	$1,543,497	$1,406,131

By Instrument:
Credit default swaps and options	$232,009	$212,166	$1,514,829	$1,404,928
Total return swaps and other	7,407	620	28,668	1,203

Total by Instrument	$239,416	$212,786	$1,543,497	$1,406,131

 December 31, 2008:

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By Activity:
Credit portfolio	$3,257	$15	$71,131	$—
Dealer/client	225,094	203,694	1,527,184	1,443,280

Total by Activity	$228,351	$203,709	$1,598,315	$1,443,280

By Industry/Counterparty:
Bank	$128,042	$121,811	$996,248	$943,949
Broker-dealer	59,321	56,858	403,501	365,664
Monoline	6,886	91	9,973	139
Non-financial	4,874	2,561	5,608	7,540
Insurance and other financial institutions	29,228	22,388	182,985	125,988

Total by Industry/Counterparty	$228,351	$203,709	$1,598,315	$1,443,280

By Instrument:
Credit default swaps and options	$221,159	$203,220	$1,560,222	$1,441,375
Total return swaps and other	7,192	489	38,093	1,905

Total by Instrument	$228,351	$203,709	$1,598,315	$1,443,280

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

        The Company actively monitors its counterparty credit risk in credit derivative contracts. Approximately 91% of the gross receivables as of March 31, 2009 are from counterparties with which the Company maintains collateral agreements. A majority of the Company's top 15 counterparties (by receivable balance owed to the Company) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty rating downgrades may have an incremental effect by lowering the threshold at which the Company may call for additional collateral. A number of the remaining significant counterparties are monolines.

MARKET RISK MANAGEMENT PROCESS

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in "Capital Resources and Liquidity." Price risk is the earnings risk from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

Interest Rate Exposure (IRE)

        The exposures in the following table represent the approximate annualized risk to Net Interest Revenue (NIR) assuming an unanticipated parallel instantaneous 100bp change, as well as a more gradual 100bp (25bps per quarter) parallel change in rates as compared with the market forward interest rates in selected currencies.

	March 31, 2009		December 31, 2008		March 31, 2008
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(1,654)	$1,543	$(801)	$391	$(1,423)	$1,162
Gradual change	$(888)	$660	$(456)	$81	$(781)	$666

Mexican peso
Instantaneous change	$(20)	$20	$(18)	$18	$(20)	$20
Gradual change	$(14)	$14	$(14)	$14	$4	$(4)

Euro
Instantaneous change	$11	$(12)	$(56)	$57	$(51)	$51
Gradual change	$12	$(12)	$(43)	$43	$(39)	$39

Japanese yen
Instantaneous change	$195	NM	$172	NM	$65	NM
Gradual change	$122	NM	$51	NM	$43	NM

Pound sterling
Instantaneous change	$1	$(5)	$(1)	$1	$(17)	$17
Gradual change	$(1)	$1	$—	$—	$(4)	$4

NM Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the Japanese yen yield curve.

        The changes in the U.S. dollar interest rate exposures from December 31, 2008 are related to Citi's view of prevailing interest rates and incremental assets added to the non-trading portfolio that were previously held as mark to market securities.

        The following table shows the risk to NIR from six different changes in the implied forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bp)	—	100	200	(200)	(100)	—
10-year rate change (bp)	(100)	—	100	(100)	—	100
Impact to net interest revenue (in millions of dollars)	$(98)	$(748)	$(1,337)	$616	$411	$(161)

Value at Risk (VAR)

        For Citigroup's major trading centers, the aggregate pretax VAR in the trading portfolios was $292 million, $319 million, and $393 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. Daily exposures averaged $291 million during the first quarter of 2009 and ranged from $251 million to $335 million. The following table summarizes VAR to Citigroup trading portfolios at March 31, 2009, December 31, 2008, and March 31, 2008, including the Total VAR, the specific risk only component of VAR, and general market factors only VAR, along with the quarterly averages:

In million of dollars	March 31, 2009	First Quarter 2009 Average	December 31, 2008	Fourth Quarter 2008 Average	March 31, 2008	First Quarter 2008 Average
Interest rate	$239	$272	$320	$272	$281	$283
Foreign exchange	38	73	118	80	77	45
Equity	144	97	84	94	235	125
Commodity	34	22	15	16	53	47
Covariance adjustment	(163)	(173)	(218)	(167)	(253)	(159)

Total—All market risk factors, including general and specific risk	$292	$291	$319	$295	$393	$341

Specific risk only component	$14	$19	$8	$25	$39	$37

Total—General market factors only	$278	$272	$311	$270	$354	$304

        The specific risk only component represents the level of equity and debt issuer-specific risk embedded in VAR. Citigroup's specific risk model conforms to the 4x-multiplier treatment and is subject to extensive annual hypothetical back-testing.

        The table below provides the range of VAR in each type of trading portfolio that was experienced during the quarters ended:

	March 31, 2009		December 31, 2008		March 31, 2008
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$209	$320	$227	$328	$278	$293
Foreign exchange	29	140	43	130	23	77
Equity	47	167	68	122	58	235
Commodity	12	34	12	22	36	58

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

Framework

        To monitor, mitigate and control operational risk, Citigroup maintains a system of comprehensive policies and has established a consistent, value-added framework for assessing and communicating operational risk and the overall effectiveness of the internal control environment across Citigroup. An Operational Risk Council has been established to provide oversight for operational risk across Citigroup. The Council's membership includes senior members of the Chief Risk Officer's organization covering multiple dimensions of risk management with representatives of the Business and Regional Chief Risk Officers' organizations and the Business Management Group. The Council's focus is on further advancing operational risk management at Citigroup with focus on proactive identification and mitigation of operational risk and related incidents. The Council works with the business segments and the control functions to help ensure a transparent, consistent and comprehensive framework for managing operational risk globally.

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

Measurement and Basel II

        To support advanced capital modeling and management, the businesses are required to capture relevant operational risk capital information. An enhanced version of the risk capital model for operational risk has been developed and implemented across the major business segments as a step toward readiness for Basel II capital calculations. The risk capital calculation is designed to qualify as an "Advanced Measurement Approach" under Basel II. It uses a combination of internal and external loss data to support statistical modeling of capital requirement estimates, which are then adjusted to reflect qualitative data regarding the operational risk and control environment.

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

COUNTRY AND CROSS-BORDER RISK

        The table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

March 31, 2009									December 31, 2008
Cross-Border Claims on Third Parties
In Billions of U.S. dollars	Banks	Public	Private	Total	Trading and Short- Term Claims	Investments in and Funding of Local Franchises	Total Cross- Border Outstandings	Commitments	Total Cross- Border Outstandings	Commitments
India	$1.0	$—	$6.9	$7.9	$5.0	$19.6	$27.5	$1.5	$28.0	$1.6
South Korea	2.4	1.0	4.4	7.8	7.6	17.6	25.4	14.3	22.0	15.7
Germany	9.2	3.0	8.2	20.4	18.5	4.5	24.9	45.9	29.9	48.6
Cayman Islands	0.1	—	22.3	22.4	20.8	—	22.4	7.2	22.1	8.2
France	11.9	2.2	7.3	21.4	18.4	0.4	21.8	64.3	21.4	66.4
United Kingdom	9.4	0.1	9.0	18.5	16.2	—	18.5	122.5	26.3	128.3
Netherlands	5.6	1.6	9.7	16.9	11.5	—	16.9	64.0	17.7	67.4
Australia	1.2	—	1.4	2.6	1.7	12.5	15.1	24.0	12.5	24.8
Italy	0.9	7.5	2.0	10.4	8.6	3.5	13.9	17.5	14.7	20.2
Canada	1.5	0.3	3.1	4.9	3.7	8.2	13.1	30.8	16.1	36.1

 INTEREST REVENUE/EXPENSE AND YIELDS

Average Rates- Interest Revenue, Interest Expense, and Net Interest Margin

In millions of dollars	1st Qtr. 2009	4th Qtr. 2008	1st Qtr. 2008(1)	Change 1Q09 vs. 1Q08
Interest Revenue(2)	$20,609	$23,911	$29,190	(29)%
Interest Expense(3)	7,711	10,658	16,122	(52)

Net Interest Revenue(2)(3)	$12,898	$13,253	$13,068	(1)%

Interest Revenue—Average Rate	5.27%	5.81%	6.24%	(97) bps
Interest Expense—Average Rate	2.16%	2.79%	3.75%	(159) bps
Net Interest Margin (NIM)	3.30%	3.22%	2.80%	50 bps

Interest Rate Benchmarks:
Federal Funds Rate—End of Period	0.00-0.25%	0.00-0.25%	2.25%	(200+) bps

2 Year U.S. Treasury Note—Average Rate	0.90%	1.22%	2.03%	(113) bps
10 Year U.S. Treasury Note—Average Rate	2.74%	3.23%	3.67%	(93) bps

10 Year vs. 2 Year Spread	184 bps	201 bps	164 bps

(1)
Reclassified to conform to the current period's presentation and to exclude discontinued operations.

(2)
Excludes taxable equivalent adjustment (based on the U.S. federal statutory tax rate of 35%) of $97 million, $159 million, and $48 million for the first quarter of 2009, the fourth quarter of 2008 and the first quarter of 2008, respectively.

(3)
Excludes expenses associated with hybrid financial instruments and beneficial interest in consolidated VIEs. These obligations are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

        A significant portion of the Company's business activities is based upon gathering deposits and borrowing money and then lending or investing those funds, including market-making activities in tradable securities. Net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.

        During the first quarter of 2009, the significantly lower cost of funding more than offset the lower asset yields, resulting in higher NIM. The widening between the short-term and the long-term spreads as well as the short-term liability sensitive positions contributed to the upward movement of the NIM. The impact of a full quarter of significantly lower Fed Funds target rate affected the yields on all lines and most significantly on our Deposits with banks and Fed Funds Sold on the asset side and the Deposits and Fed Funds Purchased on the liability side. Additionally, the yield on the floating long-term debt decreased significantly from prior quarters.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	1st Qtr. 2009	4th Qtr. 2008	1st Qtr. 2008	1st Qtr. 2009	4th Qtr. 2008	1st Qtr. 2008	1st Qtr. 2009	4th Qtr. 2008	1st Qtr. 2008
Assets
Deposits with banks(5)	$170,463	$120,963	$63,314	$432	$759	$784	1.03%	2.50%	4.98%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$128,004	$141,482	$177,420	$550	$727	$1,746	1.74%	2.04%	3.96%
In offices outside the U.S.(5)	54,631	68,238	104,895	338	677	1,426	2.51	3.95	5.47

Total	$182,635	$209,720	$282,315	$888	$1,404	$3,172	1.97%	2.66%	4.52%

Trading account assets(7)(8)
In U.S. offices	$147,516	$180,350	$254,155	$1,984	$2,708	$3,634	5.45%	5.97%	5.75%
In offices outside the U.S.(5)	116,492	128,375	180,714	974	1,184	1,165	3.39	3.67	2.59

Total	$264,008	$308,725	$434,869	$2,958	$3,892	$4,799	4.54%	5.02%	4.44%

Investments(1)
In U.S. offices
Taxable	$121,901	$113,882	$104,474	$1,480	$1,377	$1,179	4.92%	4.81%	4.54%
Exempt from U.S. income tax	14,574	15,159	13,031	118	180	159	3.28	4.72	4.91
In offices outside the U.S.(5)	107,639	90,311	99,762	1,578	1,329	1,349	5.95	5.85	5.44

Total	$244,114	$219,352	$217,267	$3,176	$2,886	$2,687	5.28%	5.23%	4.97%

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$356,600	$364,433	$385,485	$6,252	$6,826	$7,528	7.11%	7.45%	7.85%
In offices outside the U.S.(5)	148,014	159,494	181,151	3,507	3,974	4,829	9.61	9.91	10.72

Total consumer loans	$504,614	$523,927	$566,636	$9,759	$10,800	$12,357	7.84%	8.20%	8.77%

Corporate loans
In U.S. offices	$46,868	$48,184	$43,523	$579	$670	$648	5.01%	5.53%	5.99%
In offices outside the U.S.(5)	120,233	129,269	153,034	2,517	2,983	3,409	8.49	9.18	8.96

Total corporate loans	$167,101	$177,453	$196,557	$3,096	$3,653	$4,057	7.51%	8.19%	8.30%

Total loans	$671,715	$701,380	$763,193	$12,855	$14,453	$16,414	7.76%	8.20%	8.65%

Other interest-earning Assets	$53,163	$75,714	$119,148	$300	$517	$1,334	2.29%	2.72%	4.50%

Total interest-earning Assets	$1,586,098	$1,635,854	$1,880,106	$20,609	$23,911	$29,190	5.27%	5.81%	6.24%

Non-interest-earning assets(7)	321,873	406,405	407,606
Total Assets from discontinued operations	—	$11,415	37,656

Total assets	$1,907,971	$2,053,674	$2,325,368

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $97 million, $159 million and $48 million for the first quarter of 2009, the fourth quarter of 2008 and the first quarter of 2008, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16 to the Consolidated Financial Statements.

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

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,
AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume			Interest Expense			% Average Rate
In millions of dollars	1st Qtr. 2009	4th Qtr. 2008	1st Qtr. 2008	1st Qtr. 2009	4th Qtr. 2008	1st Qtr. 2008	1st Qtr. 2009	4th Qtr. 2008	1st Qtr. 2008
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$164,977	$164,111	$164,945	$334	$587	$1,040	0.82%	1.42%	2.54%
Other time deposits	61,283	58,359	64,792	715	659	777	4.73	4.49	4.82
In offices outside the U.S.(6)	408,840	434,845	506,228	1,799	2,834	4,377	1.78	2.59	3.48

Total	$635,100	$657,315	$735,965	$2,848	$4,080	$6,194	1.82%	2.47%	3.38%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$152,256	$176,526	$209,878	$316	$547	$2,035	0.84%	1.23%	3.90%
In offices outside the U.S.(6)	71,133	85,673	120,066	803	1,179	1,868	4.58	5.47	6.26

Total	$223,389	$262,199	$329,944	$1,119	$1,726	$3,903	2.03%	2.62%	4.76%

Trading account liabilities(8)(9)
In U.S. offices	$20,712	$30,206	$37,713	$93	$173	$270	1.82%	2.28%	2.88%
In offices outside the U.S.(6)	31,965	33,562	53,432	20	25	63	0.25	0.30	0.47

Total	$52,677	$63,768	$91,145	$113	$198	$333	0.87%	1.24%	1.47%

Short-term borrowings
In U.S. offices	$148,673	$147,386	$167,619	$367	$546	$1,152	1.00%	1.47%	2.76%
In offices outside the U.S.(6)	41,249	48,834	64,414	130	165	229	1.28	1.34	1.43

Total	$189,922	$196,220	$232,033	$497	$711	$1,381	1.06%	1.44%	2.39%

Long-term debt(10)
In U.S. offices	$309,670	$306,933	$299,347	$2,820	$3,560	$3,831	3.69%	4.61%	5.15%
In offices outside the U.S.(6)	34,108	34,323	39,790	314	383	480	3.73	4.44	4.85

Total	$343,778	$341,256	$339,137	$3,134	$3,943	$4,311	3.70%	4.60%	5.11%

Total interest-bearing liabilities	$1,444,866	$1,520,758	$1,728,224	$7,711	$10,658	$16,122	2.16%	2.79%	3.75%

Demand deposits in U.S. offices	15,383	15,162	12,960
Other non-interest-bearing liabilities(8)	304,425	370,536	438,301
Total liabilities from discontinued operations	—	10,122	18,928

Total liabilities	$1,764,674	$1,916,578	$2,198,413

Total Citigroup stockholders' equity(11)	$143,297	$137,096	$126,955

Total liabilities and Citigroup stockholders' equity	$1,907,971	$2,053,674	$2,325,368

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$970,429	$944,288	$1,064,593	$6,643	$6,706	$6,132	2.78%	2.83%	2.32%
In offices outside the U.S.(6)	615,669	691,566	815,513	6,255	6,547	6,936	4.12	3.77	3.42

Total	$1,586,098	$1,635,854	$1,880,106	$12,898	$13,253	$13,068	3.30%	3.22%	2.80%

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $97 million, $159 million and $48 million for the first quarter of 2009, the fourth quarter of 2008 and the first quarter of 2008, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories. See Note 16.

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

(10)
Excludes hybrid financial instruments and beneficial interests in consolidated VIEs that are classified as Long-term debt as these obligations are accounted for at fair value with changes recorded in Principal transactions. In addition, the majority of the funding provided by Treasury to CitiCapital is excluded from this line.

(11)
Includes stockholders' equity from discontinued operations.

(12)
Includes allocations for capital and funding costs based on the location of the asset.

Reclassified to conform to the current period's presentation.

ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	1st Qtr. 2009 vs. 4th Qtr. 2008			1st Qtr. 2009 vs. 1st Qtr. 2008
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits with banks(4)	$235	$(562)	$(327)	$609	$(961)	$(352)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(65)	$(112)	$(177)	$(396)	$(800)	$(1,196)
In offices outside the U.S.(4)	(117)	(222)	(339)	(509)	(579)	(1,088)

Total	$(182)	$(334)	$(516)	$(905)	$(1,379)	$(2,284)

Trading account assets(5)
In U.S. offices	$(460)	$(264)	$(724)	$(1,445)	$(205)	$(1,650)
In offices outside the U.S.(4)	(105)	(105)	(210)	(481)	290	(191)

Total	$(565)	$(369)	$(934)	$(1,926)	$85	$(1,841)

Investments(1)
In U.S. offices	$88	$(47)	$41	$221	$39	$260
In offices outside the U.S.(4)	254	(5)	249	111	118	229

Total	$342	$(52)	$290	$332	$157	$489

Loans—consumer
In U.S. offices	$(144)	$(430)	$(574)	$(540)	$(736)	$(1,276)
In offices outside the U.S.(4)	(278)	(189)	(467)	(822)	(500)	(1,322)

Total	$(422)	$(619)	$(1,041)	$(1,362)	$(1,236)	$(2,598)

Loans—corporate
In U.S. offices	$(18)	$(73)	$(91)	$47	$(116)	$(69)
In offices outside the U.S.(4)	(200)	(266)	(466)	(696)	(196)	(892)

Total	$(218)	$(339)	$(557)	$(649)	$(312)	$(961)

Total loans	$(640)	$(958)	$(1,598)	$(2,011)	$(1,548)	$(3,559)

Other interest-earning assets	$(137)	$(80)	$(217)	$(546)	$(488)	$(1,034)

Total interest revenue	$(947)	$(2,355)	$(3,302)	$(4,447)	$(4,134)	$(8,581)

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

ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	1st Qtr. 2009 vs. 4th Qtr. 2008			1st Qtr. 2009 vs. 1st Qtr. 2008
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits
In U.S. offices	$21	$(218)	$(197)	$(27)	$(741)	$(768)
In offices outside the U.S.(4)	(161)	(874)	(1,035)	(726)	(1,852)	(2,578)

Total	$(140)	$(1,092)	$(1,232)	$(753)	$(2,593)	$(3,346)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(68)	$(163)	$(231)	$(445)	$(1,274)	$(1,719)
In offices outside the U.S.(4)	(183)	(193)	(376)	(636)	(429)	(1,065)

Total	$(251)	$(356)	$(607)	$(1,081)	$(1,703)	$(2,784)

Trading account liabilities(5)
In U.S. offices	$(47)	$(33)	$(80)	$(97)	$(80)	$(177)
In offices outside the U.S.(4)	(1)	(4)	(5)	(20)	(23)	(43)

Total	$(48)	$(37)	$(85)	$(117)	$(103)	$(220)

Short-term borrowings
In U.S. offices	$5	$(184)	$(179)	$(118)	$(667)	$(785)
In offices outside the U.S.(4)	(24)	(11)	(35)	(75)	(24)	(99)

Total	$(19)	$(195)	$(214)	$(193)	$(691)	$(884)

Long-term debt
In U.S. offices	$31	$(771)	$(740)	$128	$(1,139)	$(1,011)
In offices outside the U.S.(4)	(2)	(67)	(69)	(62)	(104)	(166)

Total	$29	$(838)	$(809)	$66	$(1,243)	$(1,177)

Total interest expense	$(429)	$(2,518)	$(2,947)	$(2,078)	$(6,333)	$(8,411)

Net interest revenue	$(518)	$163	$(355)	$(2,369)	$2,199	$(170)

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

 CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Capital is generally generated by earnings from operating businesses. This is augmented through issuances of common stock, convertible preferred stock, preferred stock, subordinated debt underlying trust preferred securities, and equity issued through awards under employee benefit plans. Capital is used primarily to support assets in the Company's businesses and to absorb expected and unexpected market, credit or operational losses. The Company's uses of capital, particularly to pay dividends and repurchase common stock, became severely restricted during the latter half of 2008 as explained more fully in the 2008 Annual Report on Form 10-K. See also "Events in 2009" and "TARP and Other Regulatory Programs" and "Common Equity."

        Citigroup's capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with the Company's risk profile, all applicable regulatory standards and guidelines, and external rating agency considerations. The capital management process is centrally overseen by senior management and is reviewed at the consolidated, legal entity and country level.

        Senior management oversees the capital management process of Citigroup and its principal subsidiaries mainly through Citigroup's Finance and Asset and Liability Committee (FinALCO). The Committee is composed of the senior-most management of Citigroup for the purpose of engaging management in decision-making and related discussions on capital and liquidity matters. Among other things, the Committee's responsibilities include: determining the financial structure of Citigroup and its principal subsidiaries; ensuring that Citigroup and its regulated entities are adequately capitalized; determining appropriate asset levels and return hurdles for Citigroup and individual businesses; reviewing the funding and capital markets plan for Citigroup; and monitoring interest-rate risk, corporate and bank liquidity and the impact of currency translation on non-U.S. earnings and capital. The FinALCO has established capital targets for Citigroup and for significant subsidiaries. At March 31, 2009, these targets exceeded the regulatory standards.

Impact of Recent U.S. Government Agreements

        During the first quarter of 2009, Citigroup issued $7.059 billion of preferred stock to the U.S. Treasury and the FDIC, and a warrant to purchase common stock to the U.S. Treasury, as consideration for the loss-sharing agreement with the USG. See "TARP and Other Regulatory Programs." Citigroup received no additional cash proceeds for their issuance. Of the issuance, $3.617 billion, representing the fair value of the issued shares and warrant, was treated as Tier 1 Capital, adding approximately 35 basis points to the Tier 1 Capital ratio during the first quarter.

        In addition, on February 27, 2009, the Company announced an exchange offer of its common stock for up to a total of $27.5 billion of its existing preferred stock and trust preferred securities. On May 7, 2009, as a result of the USG's Supervisory Capital Assessment Program (SCAP), the Company announced that it will expand the Exchange Offer by increasing the maximum amount of preferred securities and trust preferred securities that it will accept in the Exchange Offer by $5.5 billion to a total of $33 billion. The USG will match the exchange by converting up to a maximum of $25 billion of its preferred stock into common stock. This transaction could increase Tier 1 Common of the Company from the first quarter of 2009 level of $22.1 billion to as much as $86.2 billion, which assumes the exchange of $33 billion of preferred securities and trust preferred securities, the maximum eligible under the transaction. Citi's tangible common equity (TCE), which was $30.9 billion as of March 31, 2009, will increase by as much as $60.4 billion to up to $91.3 billion.There will be no impact to Tier 1 Capital resulting from the exchange offer.

        These first quarter 2009 transactions built upon actions taken by the Company, in conjunction with the USG, during the latter part of 2008 to increase its capital, including without limitation the issuance of an aggregate of $45 billion in preferred stock and warrants to the USG under TARP, all of which was treated as Tier 1 Capital for regulatory capital purposes. See "Events in 2009" and "TARP and Other Regulatory Programs." As a result of these and other issuances of preferred stock, the conversion price of the Company's preferred stock issued in a private offering in January 2008 was reset, resulting in a reclassification from Retained earnings to Additional paid in capital of approximately $1.285 billion. See "Events in 2009—Exchange Offer and Conversions."

        Future business results of the Company, including events such as corporate dispositions, will continue to affect the Company's capital levels. Moreover, changes that the FASB has proposed regarding off-balance sheet assets, consolidation and sale treatment could also have an incremental impact on capital ratios. See also Note 15 to the Consolidated Financial Statements, including "Funding, Liquidity Facilities and Subordinate Interests."

Capital Ratios

        Citigroup is subject to risk-based capital guidelines issued by the Federal Reserve Board (FRB). Capital adequacy is measured, in part, based on two risk-based capital ratios, the Tier 1 and Total Capital (Tier 1 + Tier 2 Capital) ratios. Tier 1 Capital consists of core capital, while Total Capital also includes other items such as subordinated debt and loan loss reserves. Both measures of capital adequacy are stated as a percentage of risk-weighted assets.

        Citigroup's risk-weighted assets are principally derived from application of the risk-based capital guidelines related to the measurement of credit risk, under which on-balance sheet assets and the credit equivalent amount of certain off-balance sheet exposures (such as financial guarantees, unfunded lending commitments, letters of credit, and derivatives) are assigned to one of several prescribed risk weight categories based upon the perceived credit risk associated with the obligor, or if relevant, the guarantor, the nature of the collateral, or external credit ratings. Risk-weighted assets also incorporate a measure for market risk on covered trading account positions, and all foreign exchange and commodity positions whether or not carried in the trading account. Excluded from risk-weighted assets are any assets, such as goodwill and deferred tax assets, to the extent required to be deducted from regulatory capital.

        Citigroup is also subject to a Leverage Ratio requirement, a non-risk-based measure of capital adequacy, which is defined as Tier 1 Capital as a percentage of quarterly adjusted average assets.

        To be "well capitalized" under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, and a Leverage Ratio of at least 3%, and not be subject to an FRB directive to maintain higher capital levels.

        In conjunction with the conclusion of the SCAP, the Banking Regulators have developed a new measure of capital called Tier 1 Common defined as Tier 1 Capital less non-common elements including qualified perpetual preferred stock, qualifying minority interest in subsidiaries and qualifying trust preferred securities.

        As noted in the following table, Citigroup was "well capitalized" under federal bank regulatory agency definitions at March 31, 2009 and December 31, 2008.

Citigroup Regulatory Capital Ratios

	Mar. 31, 2009	Dec. 31, 2008
Tier 1 Common	2.16%	2.30%
Tier 1 Capital	11.92	11.92
Total Capital (Tier 1 and Tier 2)	15.61	15.70
Leverage(1)	6.60	6.08

(1)
Tier 1 Capital divided by each period's quarterly adjusted average assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars	Mar. 31, 2009	Dec. 31, 2008(1)
Tier 1 Common
Citigroup common stockholders' equity	$69,688	$70,966
Less: Net unrealized gains (losses) on securities available-for-sale, net of tax(2)	(10,040)	(9,647)
Less: Accumulated net losses on cash flow hedges, net of tax	(3,706)	(5,189)
Less: Pension liability adjustment, net of tax(3)	(2,549)	(2,615)
Less: Cumulative effect included in fair value of financial liabilities attributable to credit worthiness, net of tax(4)	3,487	3,391
Less: Disallowed deferred tax assets(5)	22,920	23,520
Less: Intangible assets:
Goodwill	26,410	27,132
Other disallowed intangible assets	10,205	10,607
Other	(870)	(840)

Total Tier 1 Common	$22,091	$22,927

Qualifying perpetual preferred stock	$74,246	$70,664
Qualifying mandatorily redeemable securities of subsidiary trusts	24,532	23,899
Minority interest	1,056	1,268

Total Tier 1 Capital	$121,925	$118,758

Tier 2 Capital
Allowance for credit losses(6)	$13,200	$12,806
Qualifying debt(7)	24,379	24,791
Unrealized marketable equity securities gains(2)	157	43

Total Tier 2 Capital	$37,736	$37,640

Total Capital (Tier 1 and Tier 2)	$159,661	$156,398

Risk-Weighted Assets(8)	$1,023,038	$996,247

(1)
Reclassified to conform to the current period presentation.

(2)
Tier 1 Capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with regulatory risk-based capital guidelines. In arriving at Tier 1 Capital, institutions are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax. Institutions are permitted to include in Tier 2 Capital up to 45% of pretax net unrealized gains on available-for-sale equity securities with readily determinable fair values.

(3)
The FRB granted interim capital relief for the impact of adopting SFAS 158.

(4)
The impact of including Citigroup's own credit rating in valuing liabilities for which the fair value option has been elected is excluded from Tier 1 Capital, in accordance with regulatory risk-based capital guidelines.

(5)
Of the Company's approximately $43 billion of net deferred tax assets at March 31, 2009, approximately $15 billion of such assets were includable without limitation in regulatory capital pursuant to the risk-based capital guidelines, while approximately $23 billion of such assets exceeded the limitation imposed by these guidelines and, as "disallowed deferred tax assets," were deducted in arriving at Tier 1 Capital. The Company's other approximately $5 billion of net deferred tax assets at March 31, 2009 primarily represented the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines. The Company had approximately $24 billion of disallowed deferred tax assets at December 31, 2008.

(6)
Includable up to 1.25% of risk-weighted assets. Any excess allowance is deducted from risk-weighted assets.

(7)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(8)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $91.9 billion for interest rate, commodity and equity derivative contracts, foreign-exchange contracts and credit derivatives as of March 31, 2009, compared with $102.9 billion as of December 31, 2008. Market-risk-equivalent assets included in risk-weighted assets amounted to $96.2 billion at March 31, 2009 and $101.8 billion at December 31, 2008. Risk-weighted assets also include the effect of certain other off-balance sheet exposures, such as unused lending commitments and letters of credit, and reflect deductions for certain intangible assets and any excess allowance for credit losses.

        All three of Citigroup's primary credit card securitization trusts—Master Trust, Omni Trust, and Broadway Trust—have had bonds placed on ratings watch by rating agencies. The Master Trust and Broadway Trust had bonds placed on ratings watch with negative implications during the first quarter of 2009. As a result of the ratings watch status, certain actions were taken or announced with respect to the Master Trust. The actions subordinated certain senior interests in the trust assets that were retained by Citigroup, which effectively placed these interests below investor interests in terms of priority of payment. While the Omni Trust bonds had not been placed on ratings watch status until April 2009, the Omni Trust had nonetheless previously issued a subordinated note with a face amount of $265 million in October 2008 to Citibank (South Dakota) N.A., in order to avert a downgrade of its outstanding AAA and A securities. The Federal Reserve has concluded that as a result of these actions commencing with the first quarter of 2009, Citigroup is also required to include the sold assets of the Master and Omni trusts in its risk-weighted assets for purposes of calculating its risk-based capital ratios. The effect of this decision increased Citigroup's risk-weighted assets by approximately $82 billion at March 31, 2009, and decreased Citigroup's Tier 1 Capital ratio by approximately 100 bps, as of March 31, 2009. See Note 15 to the Consolidated Financial Statements.

Common Equity

        Citigroup's common stockholders' equity decreased approximately $1.3 billion to $69.7 billion, and represents 3.8% of total assets as of March 31, 2009, from $71.0 billion and 3.7% at December 31, 2008.

        The table below summarizes the change in Citigroup's common stockholders' equity during the first three months of 2009:

In billions of dollars
Common equity, December 31, 2008	$71.0
Net income	1.6
Dividends	(1.1)
Net change in Accumulated other comprehensive income (loss), net of tax	(1.8)

Common equity, March 31, 2009	$69.7

        As of March 31, 2009, $6.7 billion of stock repurchases remained under authorized repurchase programs after no material repurchases were made in 2008. Under TARP, the Company is restricted from repurchasing common stock, subject to certain exceptions, including in the ordinary course of business as part of employee benefit programs. In addition, in accordance with various TARP programs, Citigroup has agreed not to pay a quarterly common stock dividend exceeding $0.01 per share per quarter for three years (beginning in 2009) without the consent of the U.S. Treasury. Further, as previously announced, in connection with the proposed exchange offer, Citi suspended dividends on its common stock. See "Events in 2009—Exchange Offer and Conversions."

Tangible Common Equity (TCE)

        Citigroup management believes TCE is useful because it is a measure utilized by market analysts in evaluating a company's financial condition and capital strength. Tangible common equity (TCE), as defined by the Company, represents Common equity less Goodwill and Intangible assets (excluding MSRs) net of the related deferred tax liabilities. TCE was $30.9 billion at March 31, 2009 and $31.1 at December 31, 2008.

        The TCE Ratio (TCE divided by risk-weighted assets (see above under "Components of Capital Under Regulatory Guidelines"), was 3.0% at March 31, 2009, and 3.1% at December 31, 2008, respectively.

        TCE and the TCE Ratio are non-GAAP financial measures. Other companies may calculate TCE in a manner different from Citigroup. A reconciliation of Citigroup's total stockholders' equity to TCE follows:

In millions of dollars, except ratio	March 31, 2009	December 31, 2008
Total Citigroup Stockholders' Equity	$143,934	$141,630
Preferred Stock	(74,246)	(70,664)

Common Equity	$69,688	$70,966
Goodwill	(26,410)	(27,132)
Intangible Assets (excluding MSRs)	(13,612)	1,254
Related net deferred tax liabilities	(14,159)	1,382

Tangible Common Equity (TCE)	$30,920	$31,057

Tangible Assets
GAAP assets	$1,822,578	$1,938,470
Goodwill	(26,410)	(27,132)
Intangible Assets (excluding MSRs)	(13,612)	(14,159)
Related deferred tax assets	(1,275)	(1,285)

Tangible Assets (TA)(1)	$1,781,281	$1,895,894

Risk-Weighted Assets (RWA)	$1,023,038	$996,247

TCE/TA RATIO	1.7%	1.6%

TCE RATIO (TCE/RWA)	3.0%	3.1%

(1)
GAAP Assets less Goodwill and Intangible Assets excluding MSRs, and the related deferred tax assets.

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

        At March 31, 2009, all of Citigroup's subsidiary depository institutions were "well capitalized" under the federal regulatory agencies' definitions, including Citigroup's primary depository institution, Citibank, N.A., as noted in the following table:

Citibank, N.A. Components of Capital and Ratios Under Regulatory Guidelines

In billions of dollars	Mar. 31, 2009	Dec. 31, 2008
Tier 1 Capital	$98.7	$71.0
Total Capital (Tier 1 and Tier 2)	122.5	108.4

Tier 1 Capital Ratio	14.64%	9.94%
Total Capital Ratio (Tier 1 and Tier 2)	18.19	15.18
Leverage Ratio(1)	8.38	5.82

(1)
Tier 1 Capital divided by each period's quarterly adjusted average assets.

        Citibank, N.A. had net income of $1.5 billion for the first quarter of 2009.

        During the first quarter of 2009, Citibank, N.A. received capital contributions from its parent company of $27.5 billion. Citibank, N.A. redeemed $13.2 billion of subordinated notes in the first quarter of 2009. Total subordinated notes issued to Citicorp Holdings Inc. that were outstanding at March 31, 2009 and December 31, 2008 and included in Citibank, N.A.'s Tier 2 Capital, amounted to $15.0 billion and $28.2 billion, respectively. The significant events in 2008 and the first quarter of 2009 impacting the capital of Citigroup, and the potential future events discussed under "Capital Resources and Liquidity," also affected, or could affect, Citibank, N.A.

        The following table presents the estimated sensitivity of Citigroup's and Citibank, N.A.'s Capital Ratios to changes of $100 million of Tier 1 or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average assets (denominator) based on financial information as of March 31, 2009. This information is provided solely for the purpose of analyzing the impact that a change in the Company's financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of Capital, risk-weighted assets or adjusted average assets. Accordingly, an event that affects more than one factor may have a larger basis-point impact than is reflected in this table.

	Tier 1 Capital Ratio		Total Capital Ratio		Leverage Ratio
	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in total capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average assets
Citigroup	1.0 bps	1.2 bps	1.0 bps	1.5 bps	0.5 bps	0.4 bps

Citibank, N.A.	1.5 bps	2.2 bps	1.5 bps	2.7 bps	0.8 bps	0.7 bps

Broker-Dealer Subsidiaries

        At March 31, 2009, Citigroup Global Markets Inc., an indirect wholly-owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI), had net capital, computed in accordance with the Net Capital Rule, of $8.5 billion, which exceeded the minimum requirement by $7.7 billion.

        In addition, certain of the Company's broker-dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. The Company's broker-dealer subsidiaries were in compliance with their capital requirements at March 31, 2009.

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

FUNDING

Overview

        Because Citigroup is a bank holding company, substantially all of its net earnings are generated within its operating subsidiaries. These subsidiaries make funds available to Citigroup, primarily in the form of dividends. Certain subsidiaries' dividend-paying abilities may be limited by covenant restrictions in credit agreements, regulatory requirements and/or rating-agency requirements that also impact their capitalization levels.

        As discussed in more detail in the Company's 2008 Annual Report on Form 10-K, global financial markets faced unprecedented disruption in the latter part of 2008. Citigroup and other U.S. financial services firms are currently benefiting from numerous government programs that are improving markets and providing Citigroup and other institutions with significant current funding capacity and significant liquidity support. See "TARP and Other Regulatory Programs."

        In addition to the above programs, since the middle of 2007, the Company has taken a series of actions to reduce potential funding risks related to short-term market dislocations. The amount of commercial paper outstanding was reduced and the weighted-average maturity was extended, the parent company liquidity portfolio (a portfolio of cash and highly liquid securities) and broker-dealer "cash box" (unencumbered cash deposits) were increased substantially, and the amount of unsecured overnight bank borrowings was reduced. For each of the past eleven months in the period ending March 31, 2009, the Company was, on average, a net lender of funds in the interbank market or had excess cash placed in its account at the Federal Reserve Bank of New York. As of March 31, 2009, the parent company liquidity portfolio and broker-dealer "cash box" totaled $65.1 billion as compared with $66.8 billion at December 31, 2008 and $30.0 billion at March 31, 2008.

        These actions to reduce funding risks, the reduction of the balance sheet and the substantial support provided by U.S. government programs have allowed the combined parent and broker-dealer entities to maintain sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon, without accessing the unsecured markets.

        Citigroup's funding sources are diversified across funding types and geography, a benefit of its global franchise. Funding for Citigroup and its major operating subsidiaries includes a geographically diverse retail and corporate deposit base of $762.7 billion. These deposits are diversified across products and regions, with approximately two-thirds of them outside of the U.S. This diversification provides the Company with an important, stable and low-cost source of funding. A significant portion of these deposits has been, and is expected to be, long-term and stable, and are considered to be core.

        Excluding the impact of changes in foreign exchange rates during the quarter ended March 31, 2009, the Company's deposit base remained stable. On a volume basis, deposit increases were noted in U.S. and International Retail Banking, and in Smith Barney. This was partially offset by declines in Corporate balances and the Private Bank.

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

        In determining the declaration of dividends, each depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Consistent with these rules and other considerations, Citigroup estimates that, as of March 31, 2009, its subsidiary depository institutions would distribute dividends to Citigroup of approximately $205 million.

Non-Banking Subsidiaries

        Citigroup also receives dividends from its non-bank subsidiaries. These non-bank subsidiaries are generally not subject to regulatory restrictions on dividends. However, the ability of CGMHI to declare dividends can be restricted by capital considerations of its broker-dealer subsidiaries.

        CGMHI's consolidated balance sheet is liquid, with the vast majority of its assets consisting of marketable securities and collateralized short-term financing agreements arising from securities transactions. CGMHI monitors and evaluates the adequacy of its capital and borrowing base on a daily basis to maintain liquidity and to ensure that its capital base supports the regulatory capital requirements of its subsidiaries.

        Some of Citigroup's non-bank subsidiaries, including CGMHI, have credit facilities with Citigroup's subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act. There are various legal restrictions on the extent to which a bank holding company and certain of its non-bank subsidiaries can borrow or obtain credit from Citigroup's subsidiary depository institutions or engage in certain other transactions with them. In general, these restrictions require that transactions be on arm's length terms and be secured by designated amounts of specified collateral. See Note 12 to the Consolidated Financial Statements.

        At March 31, 2009, long-term debt and commercial paper outstanding for Citigroup, CGMHI, Citigroup Funding Inc. (CFI) and Citigroup's subsidiaries were as follows:

In billions of dollars	Citigroup parent company	CGMHI(2)	Citigroup Funding Inc.(2)	Other Citigroup Subsidiaries
Long-term debt	$188.8	$15.3	$40.5	$92.6	(1)
Commercial paper	$—	$—	$29.1	$0.1

(1)
At March 31, 2009, approximately $53.2 billion relates to collateralized advances from the Federal Home Loan Bank.

(2)
Citigroup Inc. guarantees all of CFI's debt and CGMHI's publicly issued securities.

        See "TARP and Other Regulatory Programs—FDIC Temporary Liquidity Guarantee Program" regarding FDIC guarantees of certain long-term debt and commercial paper and interbank deposits. See also Note 12 to the Consolidated Financial Statements for further detail on long-term debt and commercial paper outstanding.

Credit Ratings

        Citigroup's ability to access the capital markets and other sources of wholesale funds is currently significantly subject to government funding and liquidity support. Any ability to access the capital markets or other sources of funds, as well as the cost of these funds and its ability to maintain certain deposits, is highly dependent on its credit ratings. The table below indicates the current ratings for Citigroup.

        On November 24, 2008, Fitch Ratings lowered Citigroup Inc.'s and Citibank, N.A.'s senior debt rating to "A+" from "AA-." In doing so, Fitch removed the rating from "Watch Negative" and applied a "Stable Outlook."

        On February 27, 2009, Moody's Investors Service lowered Citigroup Inc.'s senior debt rating to "A3" from "A2" and Citibank, N.A.'s long-term rating to "A1" from "Aa3." In doing so, Moody's removed the ratings from "Under Review for possible downgrade" and applied a "Stable Outlook."

        On December 19, 2008, Standard & Poor's lowered Citigroup Inc.'s senior debt rating to "A" from "AA-" and Citibank, N.A.'s long-term rating to "A+" from "AA." In doing so, Standard & Poor's removed the rating from "CreditWatch Negative" and applied a "Stable Outlook." On December 19, 2008, Standard & Poor's also lowered the short-term and commercial paper ratings of Citigroup and Citibank, N.A. to "A-1" from "A-1+". On February 27, 2009, Standard & Poor's placed the ratings of Citigroup Inc. and its subsidiaries on "Negative Outlook." On May 4, 2009, Standard & Poor's placed the ratings of Citigroup Inc. and its subsidiaries on "Credit Watch Negative." On May 8th 2009 Standard & Poor's affirmed the ratings of Citigroup Inc. and its Subsidiaries. In doing so Standard & Poor's removed the rating from "Credit Watch Negative" and applied a "Stable Outlook".

        As a result of the Citigroup guarantee, changes in ratings and ratings outlooks for Citigroup Funding Inc. are the same as those of Citigroup noted above.

Citigroup's Debt Ratings as of March 31, 2009

	Citigroup Inc.		Citigroup Funding Inc.		Citibank, N.A.
	Senior debt	Commercial paper	Senior debt	Commercial paper	Long- term	Short- term
Fitch Ratings	A+	F1+	A+	F1+	A+	F1+
Moody's Investors Service	A3	P-1	A3	P-1	A1	P-1
Standard & Poor's	A	A-1	A	A-1	A+	A-1

        Ratings downgrades by Fitch Ratings, Moody's Investors Service or Standard & Poor's have had and could continue to have impacts on funding and liquidity, and could also have further explicit impact on liquidity due to collateral triggers and other cash requirements. Because of the current credit ratings of Citigroup Inc., a one-notch downgrade of its senior debt/long-term rating would likely impact Citigroup Inc.'s commercial paper/short-term rating. As of April 30, 2009, a one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. accompanied by a one-notch downgrade of Citigroup Inc.'s commercial paper/short-term rating would result in an approximately $12.0 billion funding requirement in the form of collateral and cash obligations. Further, as of April 30, 2009, a one-notch downgrade of the senior debt/long-term ratings of Citibank, N.A. would result in an approximately $5.0 billion funding requirement in the form of collateral and cash obligations. Because of the credit ratings of Citibank, N.A., a one-notch downgrade of its senior debt/long-term rating is unlikely to have any impact on its commercial paper/short-term rating.

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

        Starting in the latter part of 2008, serious credit and other market disruptions caused significant potential constraints on liquidity for financial institutions. Citigroup and other U.S. financial services firms are currently benefiting from numerous government programs that are providing Citigroup and other institutions with significant liquidity support. See "TARP and Other Regulatory Programs."

OFF-BALANCE SHEET ARRANGEMENTS

        Citigroup and its subsidiaries are involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs), primarily in connection with securitization activities in Global Cards, Consumer Banking and ICG. Citigroup and its subsidiaries use SPEs principally to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup's financial assets, assisting clients in securitizing their financial assets and creating investment products for clients. For further information about the Company's securitization activities and involvement in SPEs, see Note 15 to the Consolidated Financial Statements.

        The following tables describe certain characteristics of assets owned by certain identified significant unconsolidated VIEs as of March 31, 2009. These VIEs and the Company's exposure to the VIEs are described in Note 15 to the Consolidated Financial Statements. See also Note 1 to the Consolidated Financial Statements, "Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model."

			Credit rating distribution
Citi-Administered Asset-Backed Commercial Paper Conduits	Total assets (in billions)	Weighted average life	AAA	AA	A	BBB/BBB+ and below
	$50.3	4.1 years	43%	37%	17%	3%

Asset class	% of total portfolio
Student loans	28%
Trade receivables	10%
Credit cards and consumer loans	7%
Portfolio finance	14%
Commercial loans and corporate credit	16%
Export finance	15%
Auto	7%
Residential mortgage	3%

Total	100%

			Credit rating distribution
Collateralized Debt and Loan Obligations	Total assets (in billions)	Weighted average life	A or higher	BBB	BB/B	CCC	Unrated
Collateralized debt obligations (CDOs)	$16.8	4.0 years	27%	14%	12%	39%	8%
Collateralized loan obligations (CLOs)	$22.9	6.1 years	3%	2%	50%	2%	43%

	Credit rating distribution
Municipal Securities Tender Option Bond Trusts (TOB)	Total assets (in billions)	Weighted average life	AAA/Aaa	AA/Aa1— AA-/Aa3	Less than AA-/Aa3
Customer TOB trusts (not consolidated)	$7.8	11.5 years	53%	43%	4%
Proprietary TOB trusts (consolidated and non-consolidated)	$15.1	19.9 years	58%	30%	12%
QSPE TOB trusts (not consolidated)	$5.6	9.2 years	66%	27%	7%

FAIR VALUATION

        For a discussion of fair value of assets and liabilities, see Notes 17 and 18 to the Consolidated Financial Statements.

CONTROLS AND PROCEDURES

Disclosure

        The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Company's disclosure controls and procedures were effective.

Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

        When describing future business conditions in this Form 10-Q, including, but not limited to, descriptions in the section titled "Management's Discussion and Analysis," the Company makes certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward-looking statements, which are indicated by words such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would," and "could."

        These forward-looking statements are based on management's current expectations and involve external risks and uncertainties including, but not limited to, those described under "Risk Factors" in Citigroup's 2008 Annual Report on Form 10-K. Other risks and uncertainties disclosed herein include, but are not limited to:

  •
  the realization of the recognized net deferred tax asset at March 31, 2009;

  •
  the impact that current and proposed legislation will have on the Company's credit card business;

  •
  the effectiveness of the hedging products used in connection with Securities & Banking's trading positions in U.S. subprime RMBS and related products, including ABS CDOs, in the event of material changes in market conditions; and

  •
  the outcome of legal, regulatory and other proceedings.

Citigroup Inc.

CONSOLIDATED FINANCIAL STATEMENTS
AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended March 31,
In millions of dollars, except per share amounts	2009	2008(1)
Revenues
Interest revenue	$20,609	$29,190
Interest expense	7,711	16,122

Net interest revenue	$12,898	$13,068

Commissions and fees	$4,326	$1,576
Principal transactions	3,794	(6,663)
Administration and other fiduciary fees	1,662	2,298
Realized gains (losses) on sales of investments	757	197
Other-than-temporary impairment losses on investments (For the three months ended March 31, 2009, gross impairment losses were $1,379 of which $631 was recognized in AOCI.)(2)	(748)	(316)
Insurance premiums	755	843
Other revenue	1,345	1,438

Total non-interest revenues	$11,891	$(627)

Total revenues, net of interest expense	$24,789	$12,441

Provisions for credit losses and for benefits and claims
Provision for loan losses	$9,915	$5,577
Policyholder benefits and claims	332	275
Provision for unfunded lending commitments	60	—

Total provisions for credit losses and for benefits and claims	$10,307	$5,852

Operating expenses
Compensation and benefits	$6,419	$8,764
Premises and equipment	1,144	1,356
Technology/communication	1,179	1,542
Advertising and marketing	343	636
Restructuring	(13)	15
Other operating	3,015	3,462

Total operating expenses	$12,087	$15,775

Income (loss) from continuing operations before income taxes	$2,395	$(9,186)
Provision (benefit) for income taxes	785	(3,939)

Income (loss) from continuing operations	$1,610	$(5,247)

Discontinued operations
Income (loss) from discontinued operations	$(18)	$163
Gain (loss) on sale	(12)	—
Provision (benefit) for income taxes	3	48

Income (loss) from discontinued operations, net of taxes	$(33)	$115

Net income (loss) before attribution of noncontrolling Interests	$1,577	$(5,132)
Net Income (loss) attributable to noncontrolling Interests	(16)	(21)

Citigroup's net income (loss)	$1,593	$(5,111)

Basic earnings per share(3)
Income (loss) from continuing operations	$(0.18)	$(1.06)
Income from discontinued operations, net of taxes	—	0.03

Net income (loss)	$(0.18)	$(1.03)

Weighted average common shares outstanding	5,385.0	5,085.6

Diluted earnings per share(3)
Income (loss) from continuing operations	$(0.18)	$(1.06)
Income from discontinued operations, net of taxes	—	0.03

Net income (loss)	$(0.18)	$(1.03)

Adjusted weighted average common shares outstanding	5,953.3	5,575.7

(1)
Reclassified to conform to current period's presentation.

(2)
First quarter 2009 OTTI losses on investments are accounted for in accordance FSP FAS 115-2 (see "Accounting Changes" in Note 1).

(3)
The Company adopted FSP EITF 03-6-1 on January 1, 2009. All prior periods have been restated to conform to the current presentation. The Diluted EPS calculation for the first quarter of 2009 and 2008 utilizes Basic shares and Income available to common shareholders (Basic) due to the negative Income available to common shareholders. Using actual Diluted shares and Income available to common shareholders (Diluted) would result in anti-dilution.

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$31,063	$29,253
Deposits with banks	159,503	170,331
Federal funds sold and securities borrowed or purchased under agreements to resell (including $79,674 and $70,305 as of March 31, 2009 and December 31, 2008, respectively, at fair value)	179,603	184,133
Brokerage receivables	43,329	44,278
Trading account assets (including $119,211 and $148,703 pledged to creditors at March 31, 2009 and December 31, 2008, respectively)	335,222	377,635
Investments (including $15,459 and $14,875 pledged to creditors at March 31, 2009 and December 31, 2008, respectively)	238,806	256,020
Loans, net of unearned income
Consumer (including$32 and $36 at March 31, 2009 and December 31, 2008, respectively, at fair value)	489,805	519,673
Corporate (including $2,321 and $2,696 at March 31, 2009 and December 31, 2008, respectively, at fair value)	167,487	174,543

Loans, net of unearned income	$657,292	$694,216
Allowance for loan losses	(31,703)	(29,616)

Total loans, net	$625,589	$664,600
Goodwill	26,410	27,132
Intangible assets (other than MSRs)	13,612	14,159
Mortgage servicing rights (MSRs)	5,481	5,657
Other assets (including $8,253 and $5,722 as of March 31, 2009 and December 31, 2008 respectively, at fair value)	163,960	165,272

Total assets	$1,822,578	$1,938,470

Liabilities
Non-interest-bearing deposits in U.S. offices	$83,245	$60,070
Interest-bearing deposits in U.S. offices (including $1,188 and $1,335 at March 31, 2009 and December 31, 2008, respectively, at fair value)	214,673	229,906
Non-interest-bearing deposits in offices outside the U.S.	36,602	37,412
Interest-bearing deposits in offices outside the U.S. (including $1,061 and $1,271 at March 31, 2009 and December 31, 2008, respectively, at fair value)	428,176	446,797

Total deposits	$762,696	$774,185
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $122,317 and $138,866 as of March 31, 2009 and December 31, 2008, respectively, at fair value)	184,803	205,293
Brokerage payables	58,950	70,916
Trading account liabilities	130,826	167,478
Short-term borrowings (including $7,289 and $17,607 at March 31, 2009 and December 31, 2008, respectively, at fair value)	116,389	126,691
Long-term debt (including $23,335 and $27,263 at March 31, 2009 and December 31, 2008, respectively, at fair value)	337,252	359,593
Other liabilities (including $8,065 and $3,696 as of March 31, 2009 and December 31, 2008, respectively, at fair value)	85,735	90,292

Total liabilities	$1,676,651	$1,794,448

Citigroup stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 835,632 at March 31, 2009, at aggregate liquidation value	$74,246	$70,664
Common stock ($0.01 par value; authorized shares: 15 billion), issued shares: 5,671,743,807 at March 31, 2009 and December 31, 2008.	57	57
Additional paid-in capital	16,525	19,165
Retained earnings	86,115	86,521
Treasury stock, at cost: March 31, 2009—158,895,165 shares and December 31, 2008—221,675,719 shares	(5,996)	(9,582)
Accumulated other comprehensive income (loss)	(27,013)	(25,195)

Total Citigroup stockholders' equity	$143,934	$141,630
Noncontrolling interest	1,993	2,392

Total equity	$145,927	$144,022

Total liabilities and equity	$1,822,578	$1,938,470

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

	Three Months Ended March 31,
In millions of dollars, except shares in thousands	2009	2008
Preferred stock at aggregate liquidation value
Balance, beginning of period	$70,664	$—
Issuance of preferred stock	3,582	19,384

Balance, end of period	$74,246	$19,384

Common stock and additional paid-in capital
Balance, beginning of period	$19,222	$18,062
Employee benefit plans	(4,013)	(3,387)
Issuance of shares for Nikko Cordial acquisition	—	(3,485)
Issuance of TARP-related warrants	88	—
Reset of convertible preferred stock conversion price	1,285	—
Other	—	(4)

Balance, end of period	$16,582	$11,186

Retained earnings
Balance, beginning of period	$86,521	$121,920
Adjustment to opening balance, net of tax(1)(2)	413	(151)

Adjusted balance, beginning of period	$86,934	$121,769
Net income (loss)	1,593	(5,111)
Common dividends(3)	(63)	(1,676)
Preferred dividends	(1,011)	(83)
Preferred stock Series H discount accretion	(53)	—
Reset of convertible preferred stock conversion price	(1,285)	—

Balance, end of period	$86,115	$114,899

Treasury stock, at cost
Balance, beginning of period	$(9,582)	$(21,724)
Issuance of shares pursuant to employee benefit plans	3,579	3,843
Treasury stock acquired(4)	(1)	(6)
Issuance of shares for Nikko Cordial acquisition	—	7,858
Other	8	9

Balance, end of period	$(5,996)	$(10,020)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(25,195)	$(4,660)
Adjustment to opening balance, net of tax(1)	(413)	—

Adjusted balance, beginning of period	$(25,608)	$(4,660)
Net change in unrealized gains and losses on investment securities, net of tax	20	(2,387)
Net change in cash flow hedges, net of tax	1,483	(1,638)
Net change in FX translation adjustment, net of tax	(2,974)	1,273
Pension liability adjustment, net of tax	66	31

Net change in Accumulated other comprehensive income (loss)	$(1,405)	$(2,721)

Balance, end of period	$(27,013)	$(7,381)

Total Citigroup common stockholders' equity (shares outstanding: 5,512,849 at March 31, 2009 and 5,450,068 at December 31, 2008)	$69,688	$108,684

Total Citigroup stockholders' equity	$143,934	$128,068

Noncontrolling interests
Balance, beginning of period	$2,392	$5,308
Initial origination of a noncontrolling interests	—	1,409
Transactions between noncontrolling interest shareholders and the related consolidating subsidiary	(120)	(2,465)
Transactions between Citigroup and the noncontrolling interest shareholders	(216)	(98)
Net income attributable to noncontrolling interest shareholders	(16)	(21)
Dividends paid to noncontrolling interest shareholders	(6)	(56)
Accumulated other comprehensive income—Net change in unrealized gains and losses on investments securities, net of tax	(3)	1
Accumulated other comprehensive income—Net change in FX translation adjustment, net of tax	(86)	69
All other	48	95

Net change in noncontrolling interests	$(399)	$(1,066)

Balance, end of period	$1,993	$4,242

Total equity	$145,927	$132,310

	Three Months Ended March 31,
In millions of dollars, except shares in thousands	2009	2008
Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interests	$1,577	$(5,132)
Net change in accumulated other comprehensive income (loss)	(1,494)	(2,651)

Total comprehensive income (loss)	$83	$(7,783)
Comprehensive income attributable to the noncontrolling interest	(105)	49

Comprehensive income attributable to Citigroup	$188	$(7,832)

(1)
The adjustment to the opening balances for Retained earnings and Accumulated other comprehensive income (loss) represents the cumulative effect of initially adopting FSP FAS 115-2. See Note 1 for further disclosure.

(2)
Citigroup's opening Retained earnings balance in 2008 has been reduced by $151 million to reflect a prior period adjustment to Goodwill. This reduction adjusts Goodwill to reflect a portion of the losses incurred in January 2002, related to the sale of an Argentinean subsidiary Banamex, Bansud, which was recorded as an adjustment to the purchase price of Banamex. There is no tax benefit and there is no income statement impact from this adjustment.

(3)
Common dividends declared were $0.01 per share in the first quarter of 2009 and $0.32 per share in the first quarter of 2008.

(4)
All open market repurchases were transacted under an existing authorized share repurchase plan.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
In millions of dollars	2009	2008(1)
Cash flows from operating activities of continuing operations
Net income (loss) before attribution of noncontrolling interests	$1,577	$(5,132)
Net income (loss) attributable to noncontrolling interests	(16)	(21)

Citigroup's net income (loss)	$1,593	$(5,111)
Income (loss) from discontinued operations, net of taxes	(21)	115
Gain on sale, net of taxes	(12)	—

Income (loss) from continuing operations—excluding noncontrolling interests	$1,626	$(5,226)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	101	81
Additions to deferred policy acquisition costs	(90)	(105)
Depreciation and amortization	13	812
Provision for credit losses	9,975	5,751
Change in trading account assets	42,413	(39,453)
Change in trading account liabilities	(36,652)	19,904
Change in federal funds sold and securities borrowed or purchased under agreements to resell	4,530	35,060
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	(20,490)	(24,682)
Change in brokerage receivables net of brokerage payables	(11,017)	2,352
Net losses (gains) from sales of investments	(757)	119
Change in loans held-for-sale	(889)	6,369
Other, net	2,911	769

Total adjustments	$9,952	$6,977

Net cash provided by (used in) operating activities of continuing operations	$(8,326)	$1,751

Cash flows from investing activities of continuing operations
Change in deposits at interest with banks	$10,828	$(3,952)
Change in loans	(31,999)	(83,273)
Proceeds from sales and securitizations of loans	60,329	67,525
Purchases of investments	(58,136)	(92,497)
Proceeds from sales of investments	27,774	39,571
Proceeds from maturities of investments	32,928	58,849
Capital expenditures on premises and equipment	(282)	(744)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	1,032	1,165

Net cash provided by (used in) investing activities of continuing operations	$42,474	$(13,356)

Cash flows from financing activities of continuing operations
Dividends paid	$(1,074)	$(1,759)
Issuance of common stock	—	46
Issuance (redemptions) of preferred stock	—	19,384
Treasury stock acquired	(1)	(6)
Stock tendered for payment of withholding taxes	(88)	(286)
Issuance of long-term debt	65,398	19,900
Payments and redemptions of long-term debt	(74,055)	(27,502)
Change in deposits	(11,489)	4,978
Change in short-term borrowings	(10,302)	(10,689)

Net cash (used in) provided by financing activities of continuing operations	$(31,611)	$4,066

Effect of exchange rate changes on cash and cash equivalents	$(756)	$335

Net cash from discontinued operations	$29	$(165)

Change in cash and due from banks	$1,810	$(7,369)
Cash and due from banks at beginning of period	$29,253	$38,206

Cash and due from banks at end of period	$31,063	$30,837

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$1,111	$(141)
Cash paid during the period for interest	$8,362	$17,120

Non-cash investing activities
Transfers to repossessed assets	$643	$766

(1)
Reclassified to conform to the current period's presentation

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$24,479	$22,107
Deposits with banks	148,462	156,774
Federal funds sold and securities purchased under agreements to resell	21,747	41,613
Trading account assets (including $9,924 and $12,092 pledged to creditors at March 31, 2009 and December 31, 2008, respectively)	165,032	197,052
Investments (including $2,371 and $3,028 pledged to creditors at March 31, 2009 and December 31, 2008, respectively)	168,782	165,914
Loans, net of unearned income	528,104	555,198
Allowance for loan losses	(19,443)	(18,273)

Total loans, net	$508,661	$536,925
Goodwill	9,706	10,148
Intangible assets	7,423	7,689
Premises and equipment, net	4,959	5,331
Interest and fees receivable	6,662	7,171
Other assets	77,648	76,316

Total assets	$1,143,561	$1,227,040

Liabilities
Non-interest-bearing deposits in U.S. offices	$86,245	$59,808
Interest-bearing deposits in U.S. offices	160,306	180,737
Non-interest-bearing deposits in offices outside the U.S.	32,890	33,769
Interest-bearing deposits in offices outside the U.S.	432,378	480,984

Total deposits	$711,819	$755,298
Trading account liabilities	79,634	110,599
Purchased funds and other borrowings	102,589	116,333
Accrued taxes and other expenses	6,475	8,192
Long-term debt and subordinated notes	88,525	113,381
Other liabilities	44,338	40,797

Total liabilities	$1,033,380	$1,144,600

Citibank stockholder's equity
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	$751	$751
Surplus	102,219	74,767
Retained earnings	23,724	21,735
Accumulated other comprehensive income (loss)(1)	(17,373)	(15,895)

Total Citibank stockholder's equity	$109,321	$81,358
Noncontrolling interest	860	1,082

Total equity	$110,181	$82,440

Total liabilities and equity	$1,143,561	$1,227,040

(1)
Amounts at March 31, 2009 and December 31, 2008 include the after-tax amounts for net unrealized gains (losses) on investment securities of ($8.535) billion and ($8.008) billion, respectively, for FX translation of ($6.070) billion and $(3.964) billion, respectively, for cash flow hedges of ($2.116) billion and ($3.247) billion, respectively, and for pension liability adjustments of ($652) million and ($676) million, respectively.

See Notes to the Unaudited Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     BASIS OF PRESENTATION

        The accompanying Unaudited Consolidated Financial Statements as of March 31, 2009 and for the three-month period ended March 31, 2009 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup's 2008 Annual Report on Form 10-K.

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

Significant Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified six policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations, Goodwill, Income Taxes and Legal Reserves. The Company, in consultation with the Audit and Risk Management Committee of the Board of Directors, has reviewed and approved these significant accounting policies, which are further described in the Company's 2008 Annual Report on Form 10-K.

ACCOUNTING CHANGES

Other-Than-Temporary Impairments on Investment Securities

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," (FSP FAS 115-2) which amends the recognition guidance for other-than-temporary impairments (OTTI) of debt securities and expands the financial statement disclosures for OTTI on debt and equity securities. Citigroup adopted the FSP in the first quarter of 2009.

        As a result of the FSP, the Company's Consolidated Statement of Income reflects the full impairment (that is, the difference between the security's amortized cost basis and fair value) on debt securities that the Company intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis. For AFS and HTM debt securities that management has no intent to sell and believes that it is more-likely-than-not will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in Accumulated Other Comprehensive Income (AOCI). The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using the Company's cash flow projections using its base assumptions. As a result of the adoption of the FSP, Citigroup's income in the first quarter is higher by $631 million on a pretax basis ($391 million after-tax).

        The cumulative effect of the change included an increase in the opening balance of Retained earnings at January 1, 2009 of $665 million on a pretax basis ($413 million after-tax).

        See Note 10 to the Consolidated Financial Statements, Investments, for disclosures related to the Company's investment securities and OTTI.

Measurement of Fair Value in Inactive Markets

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive.

        The adoption of the FSP had no effect on the Company's Consolidated Financial Statements.

Revisions to the Earnings per Share Calculation

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends are considered to be a separate class of common stock and included in the EPS calculation using the "two-class method." Citigroup's restricted and deferred share awards meet the definition of a participating security. In accordance with the FSP, restricted and deferred shares are now included in the basic EPS calculation.

        The following table shows the effect of adopting the FSP on Citigroup's basic and diluted EPS for 2008 and 2009:

	1Q08	2Q08	3Q08	4Q08	Full Year 2008	1Q09
Basic and Diluted Earnings per Share(1)
As reported	$(1.02)	$(0.54)	$(0.60)	$(3.40)	$(5.59)	N/A
Two-class method	$(1.03)	$(0.55)	$(0.61)	$(3.40)	$(5.61)	$(0.18)

N/A    Not Applicable

(1)
Diluted EPS is the same as Basic EPS for all periods presented due to the net loss available to common shareholders. Using actual diluted shares would result in anti-dilution.

Additional Disclosures for Derivative Instruments

        On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS 133 (SFAS 161). The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS 133 and related interpretations. No comparative information for periods prior to the effective date is required. See Note 16 to the Consolidated Financial Statements, Derivatives Activities, for disclosures related to the Company's hedging activities and derivative instruments. SFAS 161 had no impact on how Citigroup accounts for these instruments.

Business Combinations

        In December 2007, the FASB issued Statement No. 141(revised), Business Combinations (SFAS 141(R)), which is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Statement replaces SFAS 141, Business Combinations. SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS 141(R) are: (1) acquisition costs and restructuring costs will now be expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; and (3) the acquirer will record a 100% step-up to fair value for all assets and liabilities, including the minority interest portion, and goodwill is recorded as if a 100% interest was acquired.

        Citigroup adopted SFAS 141(R) on January 1, 2009, and the standard is applied prospectively.

Noncontrolling Interests in Subsidiaries

        In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries (previously called minority interests) in consolidated financial statements and for the loss of control of subsidiaries. Upon adoption, SFAS 160 requires that the equity interest of noncontrolling shareholders, partners, or other equity holders in subsidiaries be presented as a separate item in Citigroup's stockholders' equity, rather than as a liability. After the initial adoption, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be measured at fair value at the date of deconsolidation.

        The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of the remaining investment, rather than the previous carrying amount of that retained investment.

        Citigroup adopted SFAS 160 on January 1, 2009. As a result, $2.392 billion of noncontrolling interests was reclassified from Other liabilities to Citigroup's Stockholders' equity.

Sale with Repurchase Financing Agreements

        In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." This FSP provides implementation guidance on whether a security transfer with a contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions.

        The FSP requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement's price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset. The scope of this FSP is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another. Citigroup adopted the FSP on January 1, 2009. The impact of adopting this FSP was not material.

        The following accounting pronouncements became effective for Citigroup on January 1, 2009. The impact of adopting these pronouncements did not have a material impact on Citigroup's Consolidated Financial Statements.

Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock

        EITF Issue 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock."

Transition Guidance for Conforming Changes to Issue No. 98-5

        EITF Issue 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5."

Equity Method Investment Accounting Considerations
        EITF Issue 08-6, "Equity Method Investment Accounting Considerations."

Accounting for Defensive Intangible Assets

        EITF Issue 08-7, "Accounting for Defensive Intangible Assets."

Determination of the Useful Life of Intangible Assets

        FSP FAS 142-3 "Determination of the Useful Life of Intangible Assets."

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Interim Disclosures about Fair Value of Financial Instruments

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." The FSP requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The disclosures required by the FSP are effective for the quarter ending June 30, 2009. The FSP has no effect on how Citigroup accounts for these instruments.

Fair Value Disclosures about Pension Plan Assets

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP requires that information about plan assets be disclosed, on an annual basis, based on the fair value disclosure requirements of SFAS 157. Citigroup will be required to separate plan assets into the three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009. This FSP will have no effect on the Company's accounting for plan benefits and obligations.

Loss-Contingency Disclosures

        In June 2008, the FASB issued an exposure draft proposing expanded disclosures regarding loss contingencies accounted for under FASB Statement No. 5, Accounting for Contingencies, and SFAS 141(R). This proposal increases the number of loss contingencies subject to disclosure and requires substantial quantitative and qualitative information to be provided about those loss contingencies. The proposed effective date is December 31, 2009, but will have no effect on the Company's accounting for loss contingencies.

Elimination of QSPEs and Changes in the FIN 46(R) Consolidation Model

        The FASB has issued an exposure draft of a proposed standard that would eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. While the proposed standard has not been finalized, if it is issued in its current form, this change may have a significant impact on Citigroup's Consolidated Financial Statements as the Company may lose sales treatment for certain assets previously sold to a QSPE, as well as for certain future sales, and for certain transfers of portions of assets that do not meet the proposed definition of participating interests. This proposed revision could become effective in January 2010 and should this occur, these QSPEs will then become subject to review under FIN 46(R).

        In connection with the proposed changes to SFAS 140, the FASB has also issued a separate exposure draft of a proposed standard that details three key changes to the consolidation model in FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46(R)). First, the FASB will now include former QSPEs in the scope of FIN 46(R). In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE (the primary beneficiary) to that of a qualitative determination of power combined with benefits and losses instead of the current risks and rewards model. Finally, the proposed standard requires that the analysis of primary beneficiaries be reevaluated whenever circumstances change. The existing rules require reconsideration only when specified reconsideration events occur.

        FASB is currently redeliberating these proposed standards; therefore, they are still subject to change. Since QSPEs will likely be eliminated from SFAS 140 and thus become subject to FIN 46(R) consolidation guidance, and since FIN 46(R)'s method of determining which party must consolidate a VIE will likely change, we expect to consolidate only certain of the VIEs and QSPEs with which Citigroup is involved.

        The Company's estimate of the incremental impact of adopting these changes on Citigroup's Consolidated Balance Sheet and risk-weighted assets, based on March 31, 2009 balances, reflecting Citigroup's understanding of the proposed changes to the standards and a proposed January 1, 2010 effective date is presented below. The actual impact of adopting the amended standards as of January 1, 2010 could materially differ.

        The pro forma impact of the proposed changes on GAAP assets and resulting risk-weighted assets for those entities we estimate would likely require consolidation under the proposed rules, and assuming application of existing risk-based capital rules, at January 1, 2010 (based on the balances at March 31, 2009) would result in the recognition of incremental assets as follows:

	Incremental
In billions of dollars	GAAP assets	Risk- weighted assets(1)
Credit cards	$90.5	$1.3
Commercial paper conduits	50.3	—
Private label consumer mortgages	4.1	2.5
Student loans	14.2	3.8
Muni bonds	4.8	1.6
Mutual fund deferred sales commission securitization	0.8	0.6
Investment funds	1.1	1.1

Total	$165.8	$10.9

(1)
As of March 31, 2009, approximately $82 billion of incremental risk-weighted assets associated with Citigroup's primary credit card securitization vehicles were included in its risk-based capital ratios, as a result of having taken certain actions in support of these off-balance sheet vehicles. See Note 15 to the Consolidated Financial Statements.

        The table reflects (i) the estimated portion of the assets of QSPEs to which Citigroup, acting as principal, has transferred assets and received sales treatment as of March 31, 2009 (totaling approximately $767.7 billion), and (ii) the estimated assets of significant unconsolidated VIEs as of March 31, 2009 with which Citigroup is involved (totaling approximately $264.3 billion) that would be consolidated under the proposal. Due to the variety of transaction structures and level of the Company's involvement in individual QSPEs and VIEs, only a subset of the QSPEs and VIEs with which the Company is involved are expected to be consolidated under the proposed change.

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

2.     DISCONTINUED OPERATIONS

Sale of Citigroup's German Retail Banking Operations

        On December 5, 2008, Citigroup sold its German retail banking operations to Credit Mutuel for Euro 5.2 billion in cash plus the German retail bank's operating net earnings accrued in 2008 through the closing. The sale resulted in an after-tax gain of approximately $3.9 billion including the after-tax gain on the foreign currency hedge of $383 million recognized during the fourth quarter of 2008.

        The sale did not include the corporate and investment banking business or the Germany-based European data center.

        Results for all of the German retail banking businesses sold, are reported as Discontinued operations for all periods presented.

        Summarized financial information for Discontinued operations, including cash flows, related to the sale of the German retail banking operations is as follows:

	Three Months Ended March 31,
In millions of dollars	2009	2008
Total revenues, net of interest expense	$6	$579

Income (loss) from discontinued operations	$(19)	$159
Gain on sale(1)	(41)	—
Provision for income taxes and minority interest, net of taxes	—	56

Income (loss) from discontinued operations, net of taxes	$(60)	$103

(1)
First quarter 2009 activity represents transactions related to a transitional service agreement between Citigroup and Credit Mutuel as well as adjustments against the gain on sale for the final settlement which occurred in April 2009.

	Three Months Ended March 31,
In millions of dollars	2009	2008
Cash flows from operating activities	$19	$(818)
Cash flows from investing activities	(10)	(975)
Cash flows from financing activities	(9)	1,627

Net cash provided by (used in) discontinued operations	$—	$(166)

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

        Results for all of the CitiCapital businesses sold, are reported as Discontinued operations for all periods presented.

        Summarized financial information for Discontinued operations, including cash flows, related to the sale of CitiCapital is as follows:

	Three Months Ended March 31,
In millions of dollars	2009	2008
Total revenues, net of interest expense	$9	$199

Income from discontinued operations(1)	$1	$4
Benefit for income taxes and minority interest, net of taxes	(7)	(8)

Income from discontinued operations, net of taxes	$8	$12

(1)
The $1 million in income from discontinued operations for the first quarter of 2009 relates to a transitional service agreement.

	Three Months Ended March 31,
In millions of dollars	2009	2008
Cash flows from operating activities	$—	$(143)
Cash flows from investing activities	—	175
Cash flows from financing activities	—	(31)

Net cash provided by (used in) discontinued operations	$—	$1

Combined Results for Discontinued Operations

        The following is summarized financial information for the German retail banking operations and CitiCapital business. Additionally, contingency consideration payments received during the first quarter of 2009, of $29 million pretax ($19 million after tax) related to the sale of Citigroup's Asset Management business, which was sold in December 2005, is also included in these balances.

	Three Months Ended March 31,
In millions of dollars	2009	2008
Total revenues, net of interest expense	$15	$778

Income (loss) from discontinued operations	$(18)	$163
Gain on sale	(12)	—
Provision (benefit) for income taxes and minority interest, net of taxes	3	48

Income from discontinued operations, net of taxes	$(33)	$115

Cash Flows from Discontinued Operations

	Three Months Ended March 31
In millions of dollars	2009	2008
Cash flows from operating activities	$19	$(961)
Cash flows from investing activities	19	(800)
Cash flows from financing activities	(9)	1,596

Net cash provided by (used in) discontinued operations	$29	$(165)

3.     BUSINESS SEGMENTS

        The following table presents certain information regarding the Company's operations by segment:

	Revenues, net of interest expense		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)		Identifiable assets
	First Quarter
In millions of dollars, except identifiable assets in billions							Mar. 31, 2009	Dec. 31, 2008(2)
	2009	2008(2)	2009	2008(2)	2009	2008(2)
Global Cards	$5,765	$6,379	$58	$664	$417	$1,226	$102	$114
Consumer Banking	6,402	7,791	(1,126)	(215)	(1,226)	52	473	496
Institutional Clients Group	9,507	(4,958)	841	(4,832)	2,833	(6,357)	949	1,003
Global Wealth Management	2,619	3,279	145	159	261	294	91	99
Corporate/Other	496	(50)	867	285	(675)	(462)	208	226

Total	$24,789	$12,441	$785	$(3,939)	$1,610	$(5,247)	$1,823	$1,938

(1)
Includes pretax provisions for credit losses and for benefits and claims in the Global Cards results of $3.1 billion and $1.9 billion; in the Consumer Banking results of $5.2 billion and $3.6 billion; in the ICG results of $1.9 billion and $297 million; and in the GWM results of $112 million and $21 million for the first quarters of 2009 and 2008, respectively.

(2)
Reclassified to conform to the current period's presentation.

4.     INTEREST REVENUE AND EXPENSE

        For the three months ended March 31, 2009 and 2008, respectively, interest revenue and expense consisted of the following:

	Three Months Ended March 31,
In millions of dollars	2009	2008
Interest revenue
Loan interest, including fees	$12,855	$16,414
Deposits at interest with banks	432	784
Federal funds sold and securities borrowed or purchased under agreements to resell	888	3,172
Investments, including dividends	3,176	2,687
Trading account assets(1)	2,958	4,799
Other interest	300	1,334

Total interest revenue	$20,609	$29,190

Interest expense
Deposits	$2,848	$6,194
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,119	3,903
Trading account liabilities(1)	113	333
Short-term borrowings	497	1,381
Long-term debt	3,134	4,311

Total interest expense	$7,711	$16,122

Net interest revenue	$12,898	$13,068
Provision for loan losses	9,915	5,577

Net interest revenue after provision for loan losses	$2,983	$7,491

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

        The following table presents commissions and fees revenue for the three months ended March 31, 2009 and 2008:

In millions of dollars	2009	2008(1)
Credit cards and bank cards	$977	$1,204
Investment banking	814	795
Smith Barney	515	763
ICG trading-related	347	702
Other Consumer	241	311
Transaction services	316	353
Checking-related	264	290
Nikko Cordial-related(2)	181	300
Other ICG	150	130
Primerica	73	110
Loan servicing(3)	196	(284)
Corporate finance(4)	250	(3,111)
Other	2	13

Total commissions and fees	$4,326	$1,576

(1)
Reclassified to conform to the current period's presentation.

(2)
Commissions and fees for Nikko Cordial have not been detailed due to unavailability of the information.

(3)
Includes fair value adjustments on mortgage servicing assets. The mark-to-market on the underlying economic hedges of the MSRs is included in Other revenue.

(4)
Includes write-downs recorded in the first quarter of 2008 of approximately $3.1 billion, net of underwriting fees on funded and unfunded highly leveraged finance commitments. Write-downs were recorded on all highly leveraged finance commitments where there was value impairment, regardless of funding date.

6.     RETIREMENT BENEFITS

        The Company has several non-contributory defined benefit pension plans covering U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The principal U.S. defined benefit plan, which formerly covered substantially all U.S. employees, is closed to new entrants and, effective January 1, 2008, no longer accrues benefits for most employees. Employees satisfying certain age and service requirements remain covered by a prior final pay formula.

        The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. For information on the Company's retirement benefit plans and pension assumptions, see Citigroup's 2008 Annual Report on Form 10-K.

        The following tables summarize the components of the net expense recognized in the Consolidated Statement of Income for the three months ended March 31, 2009 and 2008.

Net Expense (Benefit)

	Three Months Ended March 31,
	Pension Plans				Postretirement Benefit Plans
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans		Plans Outside U.S.
In millions of dollars	2009	2008	2009	2008	2009	2008	2009	2008
Benefits earned during the period	$6	$8	$37	$51	$—	$—	$7	$7
Interest cost on benefit obligation	163	164	70	83	15	15	21	20
Expected return on plan assets	(229)	(233)	(78)	(128)	(2)	(2)	(18)	(28)
Amortization of unrecognized:
Net transition obligation	—	—	—	—	—	—	—	—
Prior service cost (benefit)	1	(1)	—	1	—	—	—	—
Net actuarial loss	—	—	15	9	1	—	4	3

Net expense (benefit)	$(59)	$(62)	$44	$16	$14	$13	$14	$2

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $10 million for both the three months ended March 31, 2009 and 2008.

Employer Contributions

        Citigroup's pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements, rather than to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA) if appropriate to its tax and cash position and the plan's funded position. At March 31, 2009 and December 31, 2008, there were no minimum required contributions and no discretionary cash or non-cash contributions are currently planned for the U.S. plans. For the non-U.S. plans, the Company contributed $51 million in the three months ended March 31, 2009. Citigroup presently anticipates contributing an additional $109 million to fund its non-U.S. plans in 2009 for a total of $160 million.

7.     RESTRUCTURING

        In the fourth quarter of 2008, Citigroup recorded a pretax restructuring expense of $1.797 billion related to the implementation of a Company-wide re-engineering plan. For the three months ended March 31, 2009, Citigroup recorded a pretax net restructuring release of $10 million composed of a gross charge of $29 million and a credit of $39 million due to changes in estimates. This initiative will generate headcount reductions of approximately 20,600. The charges related to the 2008 Re-engineering Projects Restructuring Initiative are reported in the Restructuring line on the Company's Consolidated Statement of Income and are recorded in each segment.

        In 2007, the Company completed a review of its structural expense base in a Company-wide effort to create a more streamlined organization, reduce expense growth, and provide investment funds for future growth initiatives. As a result of this review, a pretax restructuring charge of $1.4 billion was recorded in Corporate/Other during the first quarter of 2007. Additional net charges of $151 million were recognized in subsequent quarters throughout 2007, and net releases of $31 million and $3 million in 2008 and 2009, due to changes in estimates. The charges related to the 2007 Structural Expense Review Restructuring Initiative are reported in the Restructuring line on the Company's Consolidated Statement of Income.

        The primary goals of the 2008 Re-engineering Projects and Restructuring Initiatives and the 2007 Structural Expense Review and Restructuring were:

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

        The following tables detail the Company's restructuring reserves.

2008 Re-engineering Projects Restructuring Charges

	Severance
			Contract termination costs	Asset write- downs(3)	Employee termination cost	Total Citigroup(4)
In millions of dollars	SFAS 112(1)	SFAS 146(2)
Total Citigroup (pretax)
Original restructuring charge	$1,254	$295	$55	$123	$19	$1,746

Utilization	(114)	(3)	(2)	(100)	—	(219)

Balance at December 31, 2008	$1,140	$292	$53	$23	$19	$1,527

Additional charge	$14	$6	$4	$5	$—	$29
Foreign exchange	(14)	2	—	(12)	(1)	(25)
Utilization	(541)	(294)	(11)	(7)	(5)	(858)
Changes in estimates	(38)	(1)	—	—	—	(39)

Balance at March 31, 2009	$561	$5	$46	$9	$13	$634

2007 Structural Expense Review Restructuring Charges

	Severance
			Contract termination costs	Asset write- downs(3)	Employee termination cost	Total(5) Citigroup
In millions of dollars	SFAS 112(1)	SFAS 146(2)
Total Citigroup (pretax)
Original restructuring charge	$950	$11	$25	$352	$39	$1,377

Additional charge	$42	$96	$29	$27	$11	$205
Foreign exchange	19	—	2	—	—	21
Utilization	(547)	(75)	(28)	(363)	(33)	(1,046)
Changes in estimates	(39)	—	(6)	(1)	(8)	(54)

Balance at December 31, 2007	$425	$32	$22	$15	$9	$503

Additional charge	$10	$14	$43	$6	$—	$73
Foreign exchange	(11)	—	(4)	—	—	(15)
Utilization	(288)	(34)	(22)	(7)	(6)	(357)
Changes in estimates	(93)	(2)	(2)	(4)	(3)	(104)

Balance at December 31, 2008	$43	$10	$37	$10	$—	$100

Foreign exchange	(1)	—	(1)	—	—	(2)
Utilization	(41)	(10)	(35)	(9)	—	(95)
Changes in estimates	(1)	—	(1)	(1)	—	(3)

Balance at March 31, 2009	$—	$—	$—	$—	$—	$—

(1)
Accounted for in accordance with SFAS No. 112, Employer's Accounting for Post Employment Benefits (SFAS 112).

(2)
Accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).

(3)
Accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

(4)
Total Citigroup charge in the table above does not include a $51 million one-time pension curtailment charge related to this restructuring initiative, which is recorded as part of the Company's Restructuring charge in the Consolidated Statement of Income.

(5)
The 2007 structural expense review restructuring initiative was fully utilized as of March 31, 2009.

        The total restructuring reserve balance and total charges as of March 31, 2009 and December 31, 2008 related to the 2008 Re-engineering Projects Restructuring Initiatives are presented below by business segment in the following tables. These charges are reported in the Restructuring line on the Company's Consolidated Statement of Income and are recorded in each segment.

2008 Re-engineering Projects

	For the quarter ended March 31, 2009
In millions of dollars	Total restructuring reserve balance as of March 31, 2009	Restructuring charges recorded in the three months ended March 31, 2009	Total restructuring charges since inception(1)(2)
Consumer Banking	$115	$2	$382
Global Cards	58	—	111
Institutional Clients Group	146	12	600
Global Wealth Management	48	—	302
Corporate/Other	267	15	392

Total Citigroup (pretax)	$634	$29	$1,787

(1)
Includes pension curtailment charges of $51 million recorded during the fourth quarter of 2008.

(2)
Amounts shown net of $39 million related to changes in estimates recorded during the first quarter of 2009.

	For the year ended December 31, 2008
In millions of dollars	Total restructuring reserve balance as of December 31, 2008	Total restructuring charges, excluding pension curtailment	Pension curtailment charges	Total restructuring charges(1)
Consumer Banking	$265	$356	$26	$382
Global Cards	111	118	1	119
Institutional Clients Group	515	594	14	608
Global Wealth Management	293	300	5	305
Corporate/Other	343	378	5	383

Total Citigroup (pretax)	$1,527	$1,746	$51	$1,797

(1)
Represents the total charges incurred since inception and pension curtailment charges of $51 million recorded during the fourth quarter of 2008.

8.     EARNINGS PER SHARE

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008:

In millions, except per share amounts	March 31, 2009	March 31, 2008(1)
Income (loss) from continuing operations	$1,610	$(5,247)
Discontinued operations	(33)	115
Noncontrolling interest	(16)	(21)
Preferred dividends	(1,221)	(83)
Impact on the conversion price reset related to the $12.5 billion convertible preferred stock private issuance(2)	(1,285)	—
Preferred stock Series H discount accretion	(53)	—

Income (loss) available to common stockholders for basic EPS	(966)	(5,194)
Effect of dilutive securities	270	66

Income (loss) available to common stockholders for diluted EPS(3)	$(696)	$(5,128)

Weighted average common shares outstanding applicable to basic EPS	5,385.0	5,085.6
Effect of dilutive securities:
Convertible securities	568.3	489.2
Options	—	0.9

Adjusted weighted average common shares outstanding applicable to diluted EPS(3)	5,953.3	5,575.7

Basic earnings per share(3)(4)
Loss from continuing operations	$(0.18)	$(1.06)
Discontinued operations	—	0.03

Net loss	$(0.18)	$(1.03)
Diluted earnings per share(3)(4)
Loss from continuing operations	$(0.18)	$(1.06)
Discontinued operations	—	0.03

Net loss	$(0.18)	$(1.03)

(1)
The Company adopted FSP EITF 03-6-1 on January 1, 2009. All prior periods have been restated to the current period's presentation.

(2)
The first quarter of 2009 income available to common shareholders includes a reduction of $1,285 million related to the conversion price reset pursuant to Citigroup's prior agreement with the purchasers of $12.5 billion convertible preferred stock issued in a private offering in January 2008. The conversion price was reset from $31.62 per share to $26.35 per share.

(3)
Due to the net loss available to common shareholders in the first quarters of 2008 and 2009, loss available to common stockholders for basic EPS was used to calculate diluted earnings per share. Adding back the effect of dilutive securities would result in anti-dilution.

(4)
Due to the net loss available to common shareholders in the first quarters of 2008 and 2009, basic shares were used to calculate diluted earnings per share. Adding dilutive securities to the denominator would result in anti-dilution.

9.     TRADING ACCOUNT ASSETS AND LIABILITIES

        Trading account assets and liabilities, at fair value, consisted of the following at March 31, 2009 and December 31, 2008:

In millions of dollars	March 31, 2009	December 31, 2008(1)
Trading account assets
Trading mortgage-backed securities
Agency guaranteed	$24,479	$32,981
Prime	2,355	1,416
Alt-A	1,225	913
Subprime	11,512	14,552
Non-U.S. residential	399	2,447
Commercial	2,501	2,501

Total Trading mortgage-backed securities	$42,471	$54,810

U.S. Treasury and Federal Agencies
U.S. Treasuries	$8,530	$7,370
Agency and direct obligations	5,653	4,017

Total U.S. Treasury and Federal Agencies	$14,183	$11,387

State and municipal securities	6,614	9,510
Foreign government securities	62,213	57,422
Corporate	55,076	54,654
Derivatives(2)	95,860	115,289
Equity securities	33,987	48,503
Other debt securities	$24,818	$26,060

Total trading account assets	$335,222	$377,635

Trading account liabilities
Securities sold, not yet purchased	$49,688	$50,693
Derivatives(2)	81,138	116,785

Total trading account liabilities	$130,826	$167,478

(1)
Reclassified to conform to the current period's presentation.

(2)
Presented net, pursuant to master netting agreements. See Note 16—Derivative Activities for a discussion regarding the accounting and reporting for derivatives.

10.   INVESTMENTS

In millions of dollars	March 31, 2009	December 31, 2008
Securities available-for-sale	$163,311	$175,189
Debt securities held-to-maturity(1)	60,760	64,459
Non-marketable equity securities carried at fair value(2)	7,595	9,262
Non-marketable equity securities carried at cost(3)	7,140	7,110

Total investments	$238,806	$256,020

(1)
Recorded at amortized cost.

(2)
Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)
Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, Federal Home Loan Bank, foreign central banks and various clearing houses of which Citigroup is a member.

Securities Available-for-Sale

        The amortized cost and fair value of securities available-for-sale at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009				December 31, 2008(1)
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities available-for-sale:
Mortgage-backed securities
U.S. government agency guaranteed	$27,012	$462	$65	$27,409	$23,527	$261	$67	$23,721
Prime	8,969	2	2,763	6,208	8,475	3	2,965	5,513
Alt-A	413	—	16	397	54	—	9	45
Subprime	36	—	24	12	38	—	21	17
Non-U.S. residential	420	—	7	413	185	2	—	187
Commercial	598	1	130	469	519	—	134	385

Total mortgage-backed securities	$37,448	$465	$3,005	$34,908	$32,798	$266	$3,196	29,868
U.S. Treasury and federal agency securities
U.S. Treasury	4,892	142	—	5,034	3,465	125	—	3,590
Agency obligations	9,336	32	39	9,329	20,237	215	77	20,375

Total U.S. Treasury and federal agency securities	$14,228	$174	$39	$14,363	$23,702	$340	$77	$23,965
State and municipal	17,520	161	3,649	14,032	18,156	38	4,370	13,824
Foreign government	65,773	843	489	66,127	79,505	945	408	80,042
Corporate	21,293	193	933	20,553	10,646	65	680	10,031
Other debt securities	10,094	61	1,926	8,229	11,784	36	224	11,596

Total debt securities available- for-sale	166,356	1,897	10,041	158,212	176,591	1,690	8,955	169,326

Marketable equity securities available-for-sale	4,750	753	404	5,099	5,768	554	459	5,863

Total securities available-for-sale	$171,106	$2,650	$10,445	$163,311	$182,359	$2,244	$9,414	$175,189

(1)
Reclassified to conform to the current period's presentation.

        The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. As discussed in more detail below, prior to January 1, 2009, these reviews were conducted pursuant to FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1). Any unrealized loss identified as other than temporary was recorded directly in the Consolidated Statement of Income. As of January 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2. Accordingly, any credit-related impairment related to debt securities the Company does not plan to sell and is more-likely-than-not not to be required to sell is recognized in the Consolidated Statement of Income, with the non-credit-related impairment recognized in OCI. For other impaired debt securities, the entire impairment is recognized in the Consolidated Statement of Income. See Note 1 for additional information.

        The table below shows the fair value of investments in available-for-sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of March 31, 2009 and December 31, 2008:

	March 31, 2009
	Less than 12 months		12 months or longer		Total
In millions of dollar	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Securities available-for-sale
Mortgage-backed securities
U.S. government agency guaranteed	$3,249	$3	$977	$62	$4,226	$65
Prime	1,102	51	5,042	2,712	6,144	2,763
Alt-A	354	7	41	9	395	16
Subprime	—	—	9	24	9	24
Non-U.S. residential	—	2	375	5	375	7
Commercial	140	17	287	113	427	130

Total mortgage-backed securities	4,845	80	6,731	2,925	11,576	3,005
U.S. Treasury and federal agency securities
U.S. Treasury	—	—	—	—	—	—
Agency obligations	2,279	32	1	7	2,280	39

Total U.S. Treasury and federal agency securities	2,279	32	1	7	2,280	39
State and municipal	10,866	2,031	3,280	1,618	14,146	3,649
Foreign government	12,871	244	2,752	245	15,623	489
Corporate	1,536	227	8,446	706	9,982	933
Other debt securities	5,646	1,705	514	221	6,160	1,926
Marketable equity securities available-for-sale	3,268	330	97	74	3,365	404

Total securities available-for-sale	$41,311	$4,649	$21,821	$5,796	$63,132	$10,445

	December 31, 2008(1)
	Less than 12 months		12 months or longer		Total
In millions of dollar	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Securities available-for-sale
Mortgage-backed securities
U.S. government agency guaranteed	$5,281	$9	$432	$58	$5,713	$67
Prime	2,258	1,127	3,108	1,838	5,366	2,965
Alt-A	38	8	5	1	43	9
Subprime	—	—	15	21	15	21
Non- U.S. residential	10	—	—	—	10	—
Commercial	213	33	233	101	446	134

Total mortgage-backed securities	7,800	1,177	3,793	2,019	11,593	3,196
U.S. Treasury and federal agencies
U.S. Treasury	—	—	—	—	—	—
Agency obligations	1,654	76	1	1	1,655	77

Total U.S. Treasury and federal agency securities	1,654	76	1	1	1,655	77
State and municipal	12,827	3,872	3,762	498	16,589	4,370
Foreign government	10,697	201	9,080	207	19,777	408
Corporate	1,985	270	4,393	410	6,378	680
Other debt securities	944	96	303	128	1,247	224
Marketable equity securities available-for-sale	3,254	386	102	73	3,356	459

Total securities available-for-sale	$39,161	$6,078	$21,434	$3,336	$60,595	$9,414

(1)
Reclassified to conform to the current period's presentation.

        The following table presents the amortized cost and fair value of debt securities available-for-sale by contractual maturity dates as of March 31, 2009, and December 31, 2008:

	March 31,2009		December 31, 2008(1)
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(2)
Due within 1 year	$2	$4	$87	$80
After 1 but within 5 years	38	38	639	567
After 5 but within 10 years	882	889	1,362	1,141
After 10 years(3)	36,526	33,977	30,710	28,080

Total	$37,448	$34,908	$32,798	$29,868

U.S. Treasury and federal agencies
Due within 1 year	$3,295	$3,300	$15,736	$15,846
After 1 but within 5 years	4,160	4,177	5,755	5,907
After 5 but within 10 years	3,183	3,200	1,902	1,977
After 10 years(3)	3,590	3,686	309	235

Total	$14,228	$14,363	$23,702	$23,965

State and municipal
Due within 1 year	$219	$219	$214	$214
After 1 but within 5 years	85	88	84	84
After 5 but within 10 years	405	406	411	406
After 10 years(3)	16,811	13,319	17,447	13,120

Total	$17,520	$14,032	$18,156	$13,824

Foreign government
Due within 1 year	$23,345	$23,413	$26,481	$26,937
After 1 but within 5 years	34,698	35,179	45,652	45,462
After 5 but within 10 years	6,801	6,576	6,771	6,899
After 10 years(3)	929	959	601	744

Total	$65,773	$66,127	$79,505	$80,042

All other(4)
Due within 1 year	$4,908	$4,954	$4,160	$4,319
After 1 but within 5 years	15,409	15,075	2,662	2,692
After 5 but within 10 years	9,582	7,714	12,557	11,842
After 10 years(3)	1,488	1,039	3,051	2,774

Total	$31,387	$28,782	$22,430	$21,627

Total debt securities available-for-sale	$166,356	$158,212	$176,591	$169,326

(1)
Reclassified to conform to the current period's presentation.

(2)
Includes mortgage-backed securities of U.S. federal agencies.

(3)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(4)
Includes U.S. corporate, asset-backed securities issued by U.S. corporations, and other debt securities.

        The following table presents interest and dividends on investments for the first quarter ended March 31, 2009 and 2008:

In millions of dollars	Three months ended March 31, 2009	Three months ended March 31, 2008
Taxable interest	$2,916	$2,389
Interest exempt from U.S. federal income tax	215	189
Dividends	45	109

Total interest and dividends	$3,176	$2,687

        The following table presents realized gains and losses on investments for the quarters ended March 31, 2009 and 2008. The gross realized investment losses exclude losses from other-than-temporary impairment:

In millions of dollars	Three months ended March 31, 2009	Three months ended March 31, 2008
Gross realized investment gains	$781	$239
Gross realized investment losses	(24)	(42)

Net realized gains (losses)	$757	$197

Debt Securities Held-to-Maturity

        The carrying value and fair value of securities held-to-maturity at March 31, 2009 and December 31, 2008 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized loss on date of transfer	Carrying value(2)	Gross unrecognized gains	Gross unrecognized losses	Fair value
March 31, 2009
Debt securities held-to-maturity
Mortgage-backed securities
U.S. government agency guaranteed	$—	$—	$—	$—	$—	$—
Prime	7,128	1,332	5,796	4	1,430	4,370
Alt-A	16,296	4,390	11,906	20	3,131	8,795
Subprime	1,267	95	1,172	3	188	987
Non-U.S. residential	8,085	934	7,151	—	535	6,616
Commercial	1,507	69	1,438	33	304	1,167

Total mortgage-backed securities	34,283	6,820	27,463	60	5,588	21,935
U.S. Treasury and federal agency securities
U.S. Treasury	1	—	1	—	—	1
Agency and direct obligations	—	—	—	—	—	—

Total U.S. Treasury and federal agency securities	1	—	1	—	—	1
State and municipal	3,161	16	3,145	2	119	3,028
Corporate	7,257	347	6,910	37	1,154	5,793
Asset-backed securities	20,871	373	20,498	130	717	19,911
Other debt securities	3,094	351	2,743	13	436	2,320

Total debt securities held-to-maturity	$68,667	$7,907	$60,760	$242	$8,014	$52,988

December 31, 2008(3)
Debt securities held-to-maturity
Mortgage-backed securities
U.S. government agency guaranteed	$—	$—	$—	$—	$—	$—
Prime	7,481	1,436	6,045	—	623	5,422
Alt-A	16,658	4,216	12,442	23	1,802	10,663
Subprime	1,368	125	1,243	15	163	1,095
Non-U.S. residential	10,496	1,128	9,368	5	397	8,976
Commercial	1,021	—	1,021	—	130	891

Total mortgage-backed securities	37,024	6,905	30,119	43	3,115	27,047
U.S. Treasury and federal agency securities
U.S. Treasury	1	—	1	—	—	1
Agency and direct obligations	—	—	—	—	—	—

Total U.S. Treasury and federal agency securities	1	—	1	—	—	1
State and municipal	3,371	183	3,188	14	253	2,949
Corporate	6,906	175	6,731	130	305	6,556
Asset-backed securities	22,698	415	22,283	86	555	21,814
Other debt securities	2,478	341	2,137	—	127	2,010

Total debt securities held-to-maturity	$72,478	$8,019	$64,459	$273	$4,355	$60,377

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

(2)
Held-to-maturity securities are carried on the Consolidated Balance Sheet at amortized cost and the changes in the value of these securities, other than impairment charges, are not reported on the financial statements.

(3)
Reclassified to conform to the current period's presentation.

        The net unrealized losses classified in accumulated other comprehensive income that relates to debt securities reclassified from available-for-sale investments to held-to-maturity investments was $7.9 billion as of March 31, 2009, compared to $8.0 billion as of December 31, 2008. This balance is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company's net income, because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

        The table below shows the fair value of investments in held-to-maturity that have been in an unrealized loss position for less than 12 months or longer as of March 31, 2009 and December 31, 2008:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2009
Debt securities held-to-maturity
Mortgage-backed securities	$2,186	$396	$18,938	$5,192	$21,124	$5,588
State and municipal	1,308	119	—	—	1,308	119
Corporate	—	—	5,735	1,154	5,735	1,154
Asset-backed securities	8,098	454	5,226	263	13,324	717
Other debt securities	—	—	2,319	436	2,319	436

Total debt securities held-to-maturity	$11,592	$969	$32,218	$7,045	$43,810	$8,014

December 31, 2008(1)
Debt securities held-to-maturity
Mortgage-backed securities	$2,348	$631	$24,236	$2,484	$26,584	$3,115
State and municipal	2,499	253	—	—	2,499	253
Corporate	23	—	4,107	305	4,130	305
Asset-backed securities	9,051	381	4,164	174	13,215	555
Other debt securities	439	—	5,246	127	5,685	127

Total debt securities held-to-maturity	$14,360	$1,265	$37,753	$3,090	$52,113	$4,355

(1)
Reclassified to conform to current period's presentation.

        Excluded from the gross unrealized losses presented in the above table is the $7.9 billion and $8.0 billion of gross unrealized losses recorded in AOCI related to the held-to-maturity securities that were reclassified from available-for-sale investments as of March 31, 2009 and December 31, 2008, respectively. Approximately $5.6 billion and $5.2 billion of these unrealized losses relate to securities that have been in a loss position for 12 months or longer at March 31, 2009 and December 31, 2008, respectively,

        The following table presents the carrying value and fair value of debt securities held-to-maturity by contractual maturity dates as of March 31, 2009 and December 31, 2008:

In millions of dollars	Carrying value	Fair value
March 31, 2009:
Mortgage-backed securities
Due within 1 year	$—	$—
After 1 but within 5 years	103	103
After 5 but within 10 years	—	—
After 10 years(1)	27,360	21,832

Total	$27,463	$21,935

State and municipal
Due within 1 year	$6	$6
After 1 but within 5 years	76	76
After 5 but within 10 years	105	104
After 10 years(1)	2,958	2,842

Total	$3,145	$3,028

All other(2)
Due within 1 year	$7,261	$7,109
After 1 but within 5 years	7,428	7,217
After 5 but within 10 years	9,581	8,293
After 10 years(1)	5,882	5,406

Total	$30,152	$28,025

Total debt securities held-to-maturity	$60,760	$52,988

December 31, 2008(3):
Mortgage-backed securities
Due within 1 year	$88	$65
After 1 but within 5 years	363	282
After 5 but within 10 years	513	413
After 10 years (1)	29,155	26,287

Total	$30,119	$27,047

State and municipal
Due within 1 year	$86	$86
After 1 but within 5 years	105	105
After 5 but within 10 years	112	106
After 10 years(1)	2,885	2,652

Total	$3,188	$2,949

All other(2)
Due within 1 year	$4,482	$4,505
After 1 but within 5 years	10,892	10,692
After 5 but within 10 years	6,358	6,241
After 10 years(1)	9,420	8,943

Total	$31,152	$30,381

Total debt securities held-to-maturity	$64,459	$60,377

(1)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)
Includes asset-backed securities and all other debt securities.

(3)
Reclassified to conform to the current period's presentation.

Evaluating Investments for Other-than-Temporary Impairments

        The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FSP FAS 115-1 and FSP FAS 115-2. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in Accumulated other comprehensive income (AOCI) for available-for-sale securities, while such losses related to held-to-maturity securities are not recorded, as these investments are carried at their amortized cost. For securities transferred to held-to-maturity from Trading account assets, amortized cost is defined as the fair value amount of the securities at the date of transfer plus any accretion income and less any impairment recognized in earnings subsequent to transfer. For securities transferred to held-to-maturity from available-for-sale, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less any impairment recognized in earnings subsequent to transfer.

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

        For debt securities that are not deemed to be credit impaired, management performs additional analysis to assess whether it intends to sell or would more-likely-than-not not be required to sell the investment before the expected recovery of the amortized cost basis. In most cases, management has asserted that it has no intent to sell and that it believes it is more-likely-than-not that it will not be required to sell the investment before recovery of its amortized cost basis. Where such an assertion has not been made, the security's decline in fair value is deemed to be other than temporary and is recorded in earnings.

        Similarly, for equity securities, management considers the various factors described above, including its intent and ability to hold the equity security for a period of time sufficient for recovery to amortized cost. Where management lacks that intent or ability, the security's decline in fair value is deemed to be other than temporary and is recorded in earnings.

        For debt securities, a critical component of the evaluation for Other-than-temporary impairments is the identification of credit impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. The extent of the Company's analysis regarding credit quality and the stress on assumptions used in the analysis have been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company's process for identifying credit impairment in security types with the most significant unrealized losses as of March 31, 2009.

Mortgage-Backed Securities

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

        Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. Default rates are projected by considering current underlying mortgage loan performance, generally assuming the default of a) 10% of current loans, b) 25% of 30-59 day delinquent loans, c) 75% of 60-90 day delinquent loans and d) 100% of 91+ day delinquent loans. These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions used contemplate the actual collateral attributes, including geographic concentrations, rating agency loss projections, rating actions and current market prices. The key base assumptions for mortgage-backed securities as of March 31, 2009 are in the table below:

March 31, 2009
Prepayment rate	3-8 CRR
Loss severity(1)	45%-75%
Unemployment rate	9%
Peak-to-trough housing price decline	33%

(1)
Loss severity rates are estimated considering collateral characteristics and generally range from 45%-55% for prime bonds, 50%-60% for Alt-A bonds, and 65%-75% for sub-prime bonds.

        In addition, cash flow projections are developed using more stressful parameters, and management assesses the results of those stress tests (including the severity of any cash shortfall indicated and the likelihood of the stress scenario actually occurring based on the underlying pool's characteristics and performance) to assess whether management expects to recover the amortized cost basis of the security. If cash flow projections indicate that the Company does not expect to recover its amortized cost basis, the Company recognizes the estimated credit loss in earnings.

State and Municipal Securities

        Citigroup's available-for-sale state and municipal bonds consist primarily of bonds that are financed through Tender Option Bond programs. The process for identifying credit impairment for bonds in this program is largely based on third-party credit ratings. Individual bond positions must meet minimum ratings requirements, which vary based on the sector of the bond issuer. The average portfolio rating, ignoring any insurance, is Aa3/AA-. Citigroup monitors the bond issuer and insurer ratings on a daily basis. In the event of a downgrade of the bond below the Aa3/AA-, the subject bond is specifically reviewed for potential shortfall in contractual principal and interest. Citigroup has not recorded any credit impairments on bonds held as part of the Tender Option Bond program. The remainder of Citigroup's available-for-sale state and municipal bonds, outside of the Tender Option Bond Programs, are specifically reviewed for credit impairment based on instrument-specific estimates of cash flows, probability of default and loss given default.

Recognition and Measurement of Other-Than-Temporary Impairment

        AFS and HTM debt securities that have been identified as other-than-temporarily impaired are written down to their current fair value. For debt securities that are intended to be sold, or that management believes it is more-likely-than-not that it will be required to be sold prior to recovery, the full impairment is recognized immediately in earnings.

        For AFS and HTM debt securities that management has no intent to sell and believes that it is more-likely-than not that it will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in OCI. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using the Company's cash flow projections using its base assumptions.

        AFS equity securities deemed other-than-temporarily impaired are written down to fair value, with the full difference between fair value and amortized cost recognized in earnings.

        The following table presents the total other-than-temporary impairments recognized during the first quarter of 2009.

Other-Than-Temporary Impairments on Investments

In millions of dollars	Available-for- Sale Securities	Held-to-Maturity Securities	Total
Impairment losses related to securities which the Company does not intend to sell or it is more-likely-than-not that it will not be required to sell:
Total OTTI losses recognized during the quarter ended March 31, 2009	$55	$1,285	$1,340
Less: portion of OTTI loss recognized in Other comprehensive income (before taxes)	14	617	631

Net impairment losses recognized in earnings for securities that the Company does not intend to sell or it is more likely-than-not that it will not be required to sell	$41	$668	$709
OTTI losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	39	—	39

Total impairment losses recognized in earnings	$80	$668	$748

        The first quarter of 2009 roll forward of the credit-related position recognized in earnings for all securities still held as of March 31, 2009 is as follows:

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Earnings for Available-for-Sale Securities
In millions of dollars	January 1, 2009 Cumulative OTTI credit losses recognized for securities still held	Additions for OTTI securities where no credit losses were recognized prior to January 1, 2009	Additions for OTTI securities where credit losses have been recognized prior to January 1, 2009	Reductions due to sales of credit impaired securities	March 31, 2009 Cumulative OTTI credit losses recognized for securities still held
OTTI credit losses recognized for available-for-sale debt securities
Mortgage-backed securities
Commercial real estate	$1	$1	—	—	$2
Corporate	53	22	10	(1)	84
Asset backed securities	—	2	—	—	2
Other debt securities	—	6	—	—	6

Total OTTI credit losses recognized for available-for-sale debt securities	$54	$31	$10	$(1)	$94

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Earnings For Held-to-Maturity Securities
In millions of dollars	January 1, 2009 Cumulative OTTI credit losses recognized for securities still held	Additions for OTTI securities where no credit losses were recognized prior to January 1, 2009	Additions for OTTI securities where credit losses have been recognized prior to January 1, 2009	March 31, 2009 Cumulative OTTI credit losses recognized for securities still held
OTTI credit losses recognized for held-to-maturity debt securities
Mortgage-backed securities
Prime	$8	—	—	$8
Alt-A	1,091	395	19	1,505
Subprime	85	10	—	95
Non- U.S. residential	28	6	—	34
Commercial real estate	4	0	—	4
Corporate	—	221	—	221
Asset backed securities	17	15	—	32
Other debt securities	—	2	—	2

Total OTTI credit losses recognized for held-to-maturity debt securities	$1,233	$649	$19	$1,901

11.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in goodwill during the first three months of 2009 were as follows:

In millions of dollars	Goodwill
Balance at December 31, 2008	$27,132
Foreign exchange translation	(844)
Purchase accounting adjustments and other	122

Balance at March 31, 2009	$26,410

        During the first quarter of 2009, no goodwill was written off due to impairment.

Intangible Assets

        The components of intangible assets were as follows:

	March 31, 2009			December 31, 2008
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$8,334	$4,560	$3,774	$8,443	$4,513	$3,930
Core deposit intangibles	1,314	671	643	1,345	662	683
Other customer relationships	3,662	168	3,494	4,031	168	3,863
Present value of future profits	414	267	147	415	264	151
Other(1)	5,512	1,349	4,163	5,343	1,285	4,058

Total amortizing intangible assets	$19,236	$7,015	$12,221	$19,577	$6,892	$12,685
Indefinite-lived intangible assets	1,391	N/A	1,391	1,474	N/A	1,474
Mortgage servicing rights	5,481	N/A	5,481	5,657	N/A	5,657

Total intangible assets	$26,108	$7,015	$19,093	$26,708	$6,892	$19,816

(1)
Includes contract-related intangible assets.

N/A    Not Applicable.

        The changes in intangible assets during the first quarter of 2009 were as follows:

In millions of dollars	Net carrying amount at December 31, 2008	Acquisitions	Amortization	Impairments	FX and other(1)	Net carrying amount at March 31, 2009
Purchased credit card relationships	$3,930	$—	$(145)	$—	$(11)	$3,774
Core deposit intangibles	683	—	(29)	—	(11)	643
Other customer relationships	3,863	—	(79)	—	(290)	3,494
Present value of future profits	151	—	(3)	—	(1)	147
Indefinite-lived intangible assets	1,474	—	—	—	(83)	1,391
Other(3)	4,058	220	(75)	—	(40)	4,163

	$14,159	$220	$(331)	$—	$(436)	$13,612

Mortgage servicing rights(2)	5,657					5,481

Total intangible assets	$19,816					$19,093

(1)
Includes foreign exchange translation and purchase accounting adjustments.

(2)
See Note 15 for the roll-forward of mortgage servicing rights.

(3)
During the 2009 first quarter, Citigroup paid $220 million to extend and modify certain contractual rights. The intangible asset related to those contractual rights is amortized over a 16-year period. The contract is up for renewal in 9 years.

 12.    DEBT

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings as follows:

In millions of dollars	March 31, 2009	December 31, 2008
Commercial paper
Citigroup Funding Inc.	$29,141	$28,654
Other Citigroup Subsidiaries	107	471

	$29,248	$29,125
Other short-term borrowings	87,141	97,566

Total short-term borrowings	$116,389	$126,691

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

        CGMHI has committed financing with unaffiliated banks. At March 31, 2009, CGMHI had drawn down the full $1.175 billion available under these facilities, of which $725 million is guaranteed by Citigroup. CGMHI has bilateral facilities totaling $575 million with unaffiliated banks with maturities occurring on various dates in the second half of 2009 and early 2010. They also have substantial borrowing agreements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

Long-Term Debt

In millions of dollars	March 31, 2009	December 31, 2008
Citigroup Parent Company	$188,826	$192,281
Other Citigroup Subsidiaries(1)	92,592	109,314
Citigroup Global Markets Holdings Inc.	15,311	20,623
Citigroup Funding Inc.(2)	40,523	37,375

Total long term debt	$337,252	$359,593

(1)
At March 31, 2009 and December 31, 2008, collateralized advances from the Federal Home Loan Bank are $53.2 billion and $67.4 billion, respectively.

(2)
Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $468 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, and 2009-1 at March 31, 2009 and $452 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5 and 2008-6 (collectively, the "Safety First Trusts") at December 31, 2008. CFI owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the Safety First Trust Securities and the Safety First Trusts' common securities. The Safety First Trusts' obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        CGMHI has a syndicated five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $3.0 billion, which matures in 2011. CGMHI also has committed long-term financing facilities with unaffiliated banks. At March 31, 2009, CGMHI had drawn down the full $900 million available under these facilities, of which $350 million is guaranteed by Citigroup. A bank can terminate these facilities by giving CGMHI prior notice (generally one year).

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

        Long-term debt at March 31, 2009 and December 31, 2008 includes $24.7 billion and $24.1 billion, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware. The trusts exist for the exclusive purposes of (i) issuing trust securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.

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

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at March 31, 2009:

						Junior subordinated debentures owned by trust
Trust securities with distributions guaranteed by Citigroup In millions of dollars, except share amounts	Issuance date	Securities issued	Liquidation value	Coupon rate	Common shares issued to parent	Amount(1)	Maturity	Redeemable by issuer beginning
Citigroup Capital III	Dec. 1996	200,000	$200	7.625%	6,186	$206	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	24,000,000	600	6.000%	742,269	619	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIV	June 2006	22,600,000	565	6.875%	40,000	566	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	47,400,000	1,185	6.500%	40,000	1,186	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	64,000,000	1,600	6.450%	20,000	1,601	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	44,000,000	1,100	6.350%	20,000	1,101	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	500,000	717	6.829%	50	717	June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	49,000,000	1,225	7.250%	20	1,226	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	31,500,000	788	7.875%	20,000	788	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	3,500,000	3,500	8.300%	500	3,501	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXIX	Nov. 2007	1,875,000	1,875	6.320%	10	1,875	Mar. 15, 2041	Mar. 15, 2013
Citigroup Capital XXX	Nov. 2007	1,875,000	1,875	6.455%	10	1,875	Sept. 15, 2041	Sept. 15, 2013
Citigroup Capital XXXI	Nov. 2007	1,875,000	1,875	6.700%	10	1,875	Mar. 15, 2042	Mar. 15, 2014
Citigroup Capital XXXII	Nov. 2007	1,875,000	1,875	6.935%	10	1,875	Sept. 15, 2042	Sept. 15, 2014
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 07, 2033	Jan. 07, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$23,248			$23,410

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

        During the first quarter of 2009, Citigroup did not issue any Enhanced Trust Preferred Securities.

13.   PREFERRED STOCK

        The following table summarizes the Company's preferred stock outstanding at March 31, 2009 and December 31, 2008:

					Carrying value (in millions of dollars)
				Convertible to approximate number of Citigroup common shares
		Redemption price per depositary share / preference share
	Dividend rate		Number of depositary shares		March 31, 2009	December 31, 2008
Series A1(1)	7.000%	$50	137,600,000	261,083,726	$6,880	$6,880
Series B1(1)	7.000%	50	60,000,000	113,844,648	3,000	3,000
Series C1(1)	7.000%	50	20,000,000	37,948,216	1,000	1,000
Series D1(1)	7.000%	50	15,000,000	28,461,162	750	750
Series E(2)	8.400%	1,000	6,000,000	—	6,000	6,000
Series F(3)	8.500%	25	81,600,000	—	2,040	2,040
Series G(4)	8.000%	1,000,000	7,059	—	3,529	—
Series H(5)	5.000%	1,000,000	25,000	—	23,780	23,727
Series I(6)	8.000%	1,000,000	20,000	—	19,513	19,513
Series J1(1)	7.000%	50	9,000,000	17,076,698	450	450
Series K1(1)	7.000%	50	8,000,000	15,179,287	400	400
Series L2(1)	7.000%	50	100,000	189,742	5	5
Series N1(1)	7.000%	50	300,000	569,224	15	15
Series T(7)	6.500%	50	63,373,000	93,940,986	3,169	3,169
Series AA(8)	8.125%	25	148,600,000	—	3,715	3,715

				568,293,689	$74,246	$70,664

(1)
Issued on January 23, 2008 as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of Non-Cumulative Convertible Preferred Stock. Redeemable in whole or in part on or after February 15, 2015. Under the terms of pre-existing conversion price reset agreements with holders of Series A, B, C, D, J, K, L1 and N (the "Old Preferred Stock"), on February 17, 2009, Citigroup exchanged shares of new preferred stock (the "New Preferred Stock") for an equal number of shares of Old Preferred Stock. The terms and conditions of the New Preferred Stock are identical in all material respects to the terms and conditions of the Old Preferred Stock, except that the Conversion Price and Conversion Rate of the New Preferred Stock have been reset to $26.3517 and 1,897.4108, respectively. All shares of the Old Preferred Stock were canceled. The dividend of $0.88 per depositary share is payable quarterly when, as and if declared by the Company's Board of Directors. Redemption is subject to a capital replacement covenant.

(2)
Issued on April 28, 2008 as depositary shares, each representing a 1/25th interest in a share of the corresponding series of Fixed Rate/Floating Rate Non-Cumulative Preferred Stock. Redeemable in whole or in part on or after April 30, 2018. Dividends are payable semi-annually for the first 10 years until April 30, 2018 at $42.00 per depositary share and thereafter quarterly at a floating rate when, as and if declared by the Company's Board of Directors.

(3)
Issued on May 13, 2008 and May 28, 2008 as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of Non-Cumulative Preferred Stock. Redeemable in whole or in part on or after June 15, 2013. The dividend of $0.53 per depositary share is payable quarterly when, as and if declared by the Company's Board of Directors.

(4)
Issued on January 15, 2009 as shares of Cumulative Preferred Stock to the United States Treasury and the FDIC under the Troubled Asset Relief Program as fee for guaranteeing $300.8 billion of ring fenced assets. Redeemable in whole or in part subject to approval of the investor and compliance with certain conditions. The dividend of $20,000 per preferred share is payable quarterly when, as and if declared by the Company's Board of Directors.

(5)
Issued on October 28, 2008 as shares of Cumulative Preferred Stock to the United States Treasury under the Troubled Asset Relief Program. Redeemable in whole or in part subject to approval of the investor and compliance with certain conditions. Dividends are payable quarterly for the first five years until February 15, 2013 at $12,500 per preferred share and thereafter at $22,500 per preferred share when, as and if declared by the Company's Board of Directors.

(6)
Issued on December 31, 2008 as shares of Cumulative Preferred Stock to the United States Treasury under the Troubled Asset Relief Program. Redeemable in whole or in part subject to approval of the investor and compliance with certain conditions. The dividend of $20,000 per preferred share is payable quarterly when, as and if declared by the Company's Board of Directors.

(7)
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

(8)
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

        If dividends are declared on Series E as scheduled, the impact from preferred dividends on earnings per share in the first and third quarters will be lower than the impact in the second and fourth quarters. All other series currently have a quarterly dividend declaration schedule. As previously announced, in connection with the proposed exchange offer, Citigroup intends to pay full dividends on the preferred stock through and until the closing of the public exchange offers, at which point the dividends will be suspended.

14.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Changes in each component of Accumulated Other Comprehensive Income (Loss) for the three-month period ended March 31, 2009 were as follows:

In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2008	$(9,647)	$(7,744)	$(5,189)	$(2,615)	$(25,195)
Cumulative effect of accounting change (FSP FAS 115-2)	(413)	—	—	—	(413)

Balance, January 1, 2009	$(10,060)	$(7,744)	$(5,189)	$(2,615)	$(25,608)
Decrease (increase) in net unrealized gains (losses) on investment securities, net of taxes(1)(3)	31	—	—	—	31
Less: Reclassification adjustment for gains included in net income, net of taxes	(11)	—	—	—	(11)
FX translation adjustment, net of taxes(2)	—	(2,974)	—	—	(2,974)
Cash flow hedges, net of taxes(3)	—	—	1,483	—	1,483
Pension liability adjustment, net of taxes	—	—	—	66	66

Change	$20	$(2,974)	$1,483	$66	$(1,405)

Citigroup Stockholders AOCI balance, March 31, 2009	$(10,040)	$(10,718)	$(3,706)	$(2,549)	$(27,013)

(1)
Primarily related to municipal securities activity.

(2)
Reflects, among other items, the movements in the Japanese yen, Korean won, Euro, Pound Sterling, Polish Zloty, Mexican peso and the Singapore dollar against the U.S. dollar, and changes in related tax effects.

(3)
Decrease (increase) in net unrealized gains (losses) on investment securities, net of taxes includes the change in the hedged senior debt securities retained from the sale of a portfolio of highly leveraged loans. The offsetting change in the corresponding cash flow hedge is reflected in Cash Flow hedges, net of taxes.

15.   SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Overview

        Citigroup and its subsidiaries are involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs). See Note 1 for a discussion of proposed accounting changes to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140), and FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003) (FIN 46 (R))."

Uses of SPEs

        An SPE is an entity designed to fulfill a specific limited need of the company that organized it.

        The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup's financial assets to assist clients in securitizing their financial assets, and to create investment products for clients. SPEs may be organized in many legal forms including trusts, partnerships or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business, through the SPE's issuance of debt and equity instruments, certificates, commercial paper and other notes of indebtedness, which are recorded on the balance sheet of the SPE and not reflected on the transferring company's balance sheet, assuming applicable accounting requirements are satisfied. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or over collateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit, liquidity put option or asset purchase agreement. The SPE can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors, or to limit or change the credit risk of the SPE. Citigroup may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts.

        SPEs may be Qualifying SPEs (QSPEs) or Variable Interest Entities (VIEs) or neither.

Qualifying SPEs

        QSPEs are a special class of SPEs defined in SFAS 140. QSPEs have significant limitations on the types of assets and derivative instruments they may own or enter into and the types and extent of activities and decision-making they may engage in. Generally, QSPEs are passive entities designed to purchase assets and pass through the cash flows from those assets to the investors in the QSPE. QSPEs may not actively manage their assets through discretionary sales and are generally limited to making decisions inherent in servicing activities and issuance of liabilities. QSPEs are generally exempt from consolidation by the transferor of assets to the QSPE and any investor or counterparty.

Variable Interest Entities

        VIEs are entities defined in FIN 46(R), as entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights, right to receive the expected residual returns of the entity and obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity. The variable interest holder, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both, is deemed to be the primary beneficiary and must consolidate the VIE. Consolidation of a VIE is, therefore, determined based primarily on variability generated in scenarios that are considered most likely to occur, rather than based on scenarios that are considered more remote. Certain variable interests may absorb significant amounts of losses or residual returns contractually, but if those scenarios are considered very unlikely to occur, they may not lead to consolidation of the VIE.

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

        In various other transactions, the Company may act as a derivative counterparty (for example, interest rate swap, cross-currency swap, or purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE); may act as underwriter or placement agent; may provide administrative, trustee, or other services; or may make a market in debt securities or other instruments issued by VIEs. The Company generally considers such involvement, by itself, "not significant" under FIN 46(R).

        Citigroup's involvement with QSPEs, Consolidated and Unconsolidated VIEs with which the Company holds significant variable interests as of March 31, 2009 and December 31, 2008 is presented below:

As of March 31, 2009
					Maximum exposure to loss in significant unconsolidated VIEs(1)
					Funded exposures(3)		Unfunded exposures(4)
In millions of dollars	Total involvement with SPE assets	QSPE assets	Consolidated VIE assets	Significant unconsolidated VIE assets(2)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives
Consumer Banking
Credit card securitizations	$117,943	$117,943	$—	$—	$—	$—	$—	$—
Mortgage securitizations	539,628	539,628	—	—	—	—	—	—
Student loan securitizations	15,333	15,333	—	—	—	—	—	—
Other	1,273	—	1,273	—	—	—	—	—

Total	$674,177	$672,904	$1,273	$—	$—	$—	$—	$—

Institutional Clients Group
Citi-administered asset-backed commercial paper conduits (ABCP)	$50,323	$—	$—	$50,323	$5	$—	$49,368	$950
Third-party commercial paper conduits	18,955	—	—	18,955	2	—	1,167	20
Collateralized debt obligations (CDOs)	25,197	—	8,409	16,788	655	—	—	473
Collateralized loan obligations (CLOs)	23,013	—	68	22,945	1,837	—	43	225
Mortgage loan securitization	84,629	84,629	—	—	—	—	—	—
Asset-based financing	88,590	—	2,725	85,865	21,624	112	2,951	117
Municipal securities tender option bond trusts (TOBs)	28,456	5,595	14,704	8,157	185	—	6,515	107
Municipal investments	17,142	—	871	16,271	—	2,315	749	—
Client intermediation	9,602	—	3,023	6,579	1,463	—	—	—
Investment funds	8,280	—	1,302	6,978	—	167	—	—
Other	15,159	4,546	3,972	6,641	784	85	334	—

Total	$369,346	$94,770	$35,074	$239,502	$26,555	$2,679	$61,127	$1,892

Global Wealth Management
Investment funds	$57	$—	$37	$20	$17	$—	$2	$—
Other	30	—	30	—	—	—	—	—

Total	$87	$—	$67	$20	$17	$—	$2	$—

Corporate/Other
Trust preferred securities	$24,694	$—	$—	$24,694	$—	$162	$—	$—

Total Citigroup	$1,068,304	$767,674	$36,414	$264,216	$26,572	$2,841	$61,129	$1,892

(1)
The definition of maximum exposure to loss is included in the text that follows.

(2)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(3)
Included in Citigroup's March 31, 2009 Consolidated Balance Sheet.

(4)
Not included in Citigroup's March 31, 2009 Consolidated Balance Sheet.

As of March 31, 2009 (continued)	As of December 31, 2008(1) In millions of dollars
Total maximum exposure to loss in significant unconsolidated VIEs (continued)(3)	Total involvement with SPEs	QSPE assets	Consolidated VIE assets	Significant unconsolidated VIE assets(2)	Maximum exposure to loss in significant unconsolidated VIE assets(3)
$—	$123,867	$123,867	$—	$—	$—
—	584,154	584,151	3	—	—
—	15,650	15,650	—	—	—
—	1,446	—	1,446	—	—

$—	$725,117	$723,668	$1,449	$—	$—

$50,323	$59,635	$—	$—	$59,635	$59,635
1,189	20,755	—	—	20,755	1,399
1,128	30,060	—	11,466	18,594	1,473
2,105	22,953	—	122	22,831	1,682
—	87,209	87,209	—	—	—
24,804	102,154	—	3,847	98,307	28,231
6,807	30,071	6,504	14,619	8,948	7,884
3,064	17,138	—	866	16,272	3,536
1,463	9,464	—	3,811	5,653	1,537
167	10,556	—	2,157	8,399	158
1,203	18,411	4,751	5,270	8,390	1,262

$92,253	$408,406	$98,464	$42,158	$267,784	$106,797

$19	$71	$—	$45	$26	$32
—	9	—	9	—	—

$19	$80	$—	$54	$26	$32

$162	$23,899	$—	$—	$23,899	$162

$92,434	$1,157,502	$822,132	$43,661	$291,709	$106,991

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

  •
  VIEs structured by third parties where the Company holds securities in inventory. These investments are made on arm's-length terms; and

  •
  transferred assets to a VIE where the transfer did not qualify as a sale and where the Company did not have any other involvement that is deemed to be a variable interest with the VIE. These transfers are accounted for as secured borrowings by the Company.

        The asset balances for consolidated VIEs represent the carrying amounts of the assets consolidated by the Company. The carrying amount may represent the amortized cost or the current fair value of the assets depending on the legal form of the asset (e.g., security or loan) and the Company's standard accounting policies for the asset type and line of business.

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

        The maximum funded exposure represents the balance sheet carrying amount of the Company's investment in the VIE. It reflects the initial amount of cash invested in the VIE plus any accrued interest and is adjusted for any impairments in value recognized in earnings and any cash principal payments received. The maximum exposure of unfunded positions represents the remaining undrawn committed amount, including liquidity and credit facilities provided by the Company, or the notional amount of a derivative instrument considered to be a variable interest, adjusted for any declines in fair value recognized in earnings. In certain transactions, the Company has entered into derivative instruments or other arrangements that are not considered variable interests in the VIE under FIN 46(R) (e.g., interest rate swaps, cross-currency swaps, or where the Company is the purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE). Receivables under such arrangements are not included in the maximum exposure amounts.

Consolidated VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

In billions of dollars	March 31, 2009	December 31, 2008
Cash	$0.9	$1.9
Trading account assets	14.4	21.0
Investments	16.6	15.8
Loans	2.2	2.6
Other assets	2.3	2.4

Total assets of consolidated VIEs	$36.4	$43.7

        The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs:

In billions of dollars	March 31, 2009	December 31, 2008
Trading account liabilities	$1.1	$0.5
Short-term borrowings	16.6	17.0
Long-term debt	5.9	6.8
Other liabilities	0.8	3.0

Total liabilities of consolidated VIEs	$24.4	$27.3

        The consolidated VIEs included in the table above represent hundreds of separate entities with which the Company is involved. In general, the third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to the Company, except where the Company has provided a guarantee to the investors or is the counterparty to certain derivative transactions involving the VIE. In addition, the assets are generally restricted only to pay such liabilities. Thus, the Company's maximum legal exposure to loss related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets due to outstanding third-party financing. Intercompany liabilities are excluded from the table.

Significant Interests in VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classification of significant interests in VIEs:

In billions of dollars	March 31, 2009	December 31, 2008
Trading account assets	$5.8	$6.3
Investments	8.8	11.0
Loans	14.5	15.9
Other assets	0.6	0.5

Total assets of significant interest in consolidated VIEs	$29.7	$33.7

In billions of dollars	March 31, 2009	December 31, 2008
Trading account liabilities	$0.0	$0.2
Long-term debt	0.4	0.4
Other liabilities	0.5	0.6

Total liabilities of significant interest in consolidated VIEs	$0.9	$1.2

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

        The following table reflects amounts related to the Company's securitized credit card receivables at March 31, 2009 and December 31, 2008:

In billions of dollars	March 31, 2009	December 31, 2008
Principal amount of credit card receivables in trusts	$117.9	$123.9

Ownership interests in principal amount of trust credit card receivables:
Sold to investors via trust-issued securities	97.5	98.2
Retained by Citigroup as trust-issued securities	7.8	6.5
Retained by Citigroup via non-certificated interests recorded as consumer loans	12.6	19.2

Total ownership interests in principal amount of trust credit card receivables	$117.9	$123.9

Other amounts recorded on the balance sheet related to interests retained in the trusts:
Other retained interests in securitized assets	$4.0	$3.1
Residual interest in securitized assets(1)	1.5	1.7
Amounts payable to trusts	2.5	1.7

(1)
Includes net unbilled interest in sold balances of $0.6 billion and $0.6 billion as of March 31, 2009 and December 31, 2008, respectively.

        The Company recorded net gains (losses) from securitization of credit card receivables of $35 million and $221 million during the three months ended March 31, 2009 and 2008, respectively. Net gains (losses) reflect the following:

  •
  incremental gains (losses) from new securitizations;

  •
  the reversal of the allowance for loan losses associated with receivables sold;

  •
  net gains on replenishments of the trust assets offset by other-than-temporary impairments; and

  •
  changes in fair value for the portion of the residual interest classified as trading assets.

        The following table summarizes selected cash flow information related to credit card securitizations for the three months ended March 31, 2009 and 2008:

In billions of dollars	March 31, 2009	March 31, 2008
Proceeds from new securitizations	$12.9	$10.0
Proceeds from collections reinvested in new receivables	47.0	55.0
Contractual servicing fees received	0.5	0.5
Cash flows received on retained interests and other net cash flows	1.5	2.0

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of credit card receivables for the three months ended March 31, 2009 and 2008, respectively, are as follows:

	March 31, 2009	March 31, 2008
Discount rate	19.7%	17.9%
Constant prepayment rate	6.0% to 11.0%	7.5% to 11.6%
Anticipated net credit losses	12.6%	7.2%

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

        At March 31, 2009, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

March 31, 2009
Discount rate	19.7%
Constant prepayment rate	6.0% to 10.7%
Anticipated net credit losses	12.6%
Weighted average life	11.7 months

In millions of dollars	Residual interest	Retained certificates	Other retained interests
Carrying value of retained interests	$904	$7,446	$4,641

Discount rates
Adverse change of 10%	$(42)	$(84)	$(6)
Adverse change of 20%	(83)	(167)	(12)
Constant prepayment rate
Adverse change of 10%	$(82)	$—	$—
Adverse change of 20%	(156)	—	—
Anticipated net credit losses
Adverse change of 10%	$(378)	$—	$(77)
Adverse change of 20%	(747)	—	(154)

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

In millions of dollars, except loans in billions	March 31, 2009	December 31, 2008
Loan amounts, at period end
On balance sheet	$75.2	$87.5
Securitized amounts	106.0	105.9
Loans held-for-sale	—	—

Total managed loans	$181.2	$193.4

Delinquencies, at period end
On balance sheet	$2,583	$2,490
Securitized amounts	3,138	2,655
Loans held-for-sale	—	—

Total managed delinquencies	$5,721	$5,145

Credit losses, net of recoveries, for the quarter ended March 31,	2009	2008
On balance sheet	$1,943	$1,248
Securitized amounts	2,549	1,591
Loans held-for-sale	—	—

Total managed	$4,492	$2,839

Funding, Liquidity Facilities and Subordinated Interests

        Citigroup securitizes credit card receivables through three securitization trusts. The trusts are funded through a mix of sources, including commercial paper and medium- and long-term notes. Term notes can be issued at a fixed or floating rate.

        During the first quarter of 2009, the credit card securitization trusts increased their participation in certain government programs aimed at financing the purchase of asset-backed securities. As of March 31, 2009, the Omni Master Trust (the "Omni Trust") had approximately $14.9 billion of commercial paper outstanding, issued directly or indirectly through the Commercial Paper Funding Facility (CPFF), up from $6.9 billion at December 31, 2008. In addition, during the first quarter of 2009, the Citibank Master Credit Card Trust (the "Master Trust") issued a $3 billion term note through the Term Asset-Backed Securities Loan Facility (TALF), which was a new program launched by the government in March 2009.

        Citigroup is the sole provider of full liquidity facilities to the commercial paper programs of the two primary securitization trusts with which it transacts. Both of these facilities, which represent contractual obligations on the part of Citigroup to provide liquidity for the issued commercial paper, are made available on market terms to each of the trusts. The liquidity facilities require Citibank (South Dakota), N.A. to purchase the commercial paper issued by each trust at maturity, if the commercial paper does not roll over, as long as there are available credit enhancements outstanding, typically in the form of subordinated notes. The liquidity commitment related to the Omni Trust commercial paper programs, amounted to $12.5 billion at March 31, 2009 and $8.5 billion at December 31, 2008, respectively. The liquidity commitment related to the Master Trust commercial paper program amounted to $11 billion at both March 31, 2009 and December 31, 2008. As of March 31, 2009 and December 31, 2008, none of the liquidity commitments were drawn. During the second quarter of 2009, $4 billion of the Omni Trust liquidity facility was drawn.

        In addition, Citibank (South Dakota), N.A. provides liquidity to a third-party, non-consolidated multi-seller commercial paper conduit, which is not a VIE. The commercial paper conduit has acquired notes issued by the Omni Trust. Citibank (South Dakota), N.A. provides the liquidity facility on market terms. Citibank (South Dakota), N.A. will be required to act in its capacity as liquidity provider as long as there are available credit enhancements outstanding and if: (1) the conduit is unable to roll over its maturing commercial paper; or (2) Citibank (South Dakota), N.A. loses its A-1/P-1 credit rating. The liquidity commitment to the third party conduit was $6.1 billion at March 31, 2009 and $4 billion at December 31, 2008. As of March, 31, 2009 and December 31, 2008, none of this liquidity commitment was drawn.

        All three securitization trusts—Master Trust, Omni Trust, and Broadway Trust—have had bonds placed on ratings watch by rating agencies. The Master Trust and Broadway Trust had bonds placed on ratings watch with negative implications during the first quarter of 2009. As a result of the ratings watch status, certain actions were taken or announced with respect to the Master Trust. The actions subordinated certain senior interests in the trust assets that were retained by Citigroup, which effectively placed these interests below investor interests in terms of priority of payment. While the Omni Trust bonds had not been placed on ratings watch status until April 2009, the Omni Trust had nonetheless previously issued a subordinated note with a face amount of $265 million in October 2008 to Citibank (South Dakota) N.A., in order to avert a downgrade of its outstanding AAA and A securities. The Federal Reserve concluded that as a result of these actions, commencing with the first quarter of 2009, Citigroup is also required to include the sold assets of the Master and Omni trusts in its risk-weighted assets for purposes of calculating its risk-based capital ratios. The effect of this decision increased Citigroup's risk-weighted assets by approximately $82 billion, and decreased Citigroup's Tier 1 Capital ratio by approximately 100 bps, as of March 31, 2009. In April 2009, the Omni Trust issued $2.3 billion of additional subordinated bonds. The bonds were acquired by Citibank (South Dakota) N.A. The subordinated bonds were issued by the Omni Trust in response to the ratings watch status.

        On April 30, 2009, the Broadway Trust issued a subordinated note with a face amount of $82 million. This note was acquired by Citibank, N.A. As with the Master and Omni trust actions, this action will also require the inclusion of the sold assets of the Broadway Trust in Citigroup's risk-

weighted assets in the second quarter of 2009, thereby increasing Citigroup's risk-weighted assets by approximately $900 million.

        In December 2008, the excess spread for the Master Trust fell below the trigger level of 4.50%. Beginning in January 2009, this event required the excess cash in the Master Trust to be diverted to a spread account set aside for the benefit of the investors in the Trust, instead of reverting back to Citigroup immediately. The excess spread is a measure of the profitability of the credit card accounts in the Master Trust expressed as a percent of the principal balance outstanding. In February 2009, the three-month average excess spread moved back above the trigger level of 4.50%. As such, the funds that had been deposited into the spread account were released back to Citigroup.

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

        The Company's Consumer business provides a wide range of mortgage loan products to its customers. Once originated, the Company often securitizes these loans through the use of QSPEs. These QSPEs are funded through the issuance of Trust Certificates backed solely by the transferred assets. These certificates have the same average life as the transferred assets. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. These mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. However, the Company generally retains the servicing rights and in certain instances retains investment securities, interest-only strips and residual interests in future cash flows from the trusts.

        The following tables summarize selected cash flow information related to mortgage securitizations for the three months ended March 31, 2009 and 2008:

	Three months ended March 31, 2009
In billions of dollars	U.S. Consumer mortgages	Securities and Banking mortgages
Proceeds from new securitizations	$20.0	$1.3
Contractual servicing fees received	0.4	—
Cash flows received on retained interests and other net cash flows	0.1	—

	Three months ended March 31, 2008
In billions of dollars	U.S. Consumer mortgages	Securities and Banking mortgages
Proceeds from new securitizations	$23.7	$2.0
Contractual servicing fees received	0.4	—
Cash flows received on retained interests and other net cash flows	0.2	0.1

        The Company did not recognize gains (losses) on the securitization of U.S. Consumer mortgages in the first quarter of 2009. There were securitization gains of $2 million for the three months ended 2008. Gains (losses) recognized on the securitization of Securities and Banking activities during the three months ended March 31 of 2009 and 2008 were $4 million and $4 million, respectively.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three months ended March 31, 2009 and 2008 are as follows:

Three months ended March 31, 2009
	U.S. Consumer mortgages	Securities and Banking mortgages
Discount rate	12.9% to 15.0%	2.9% to 52.2%
Constant prepayment rate	6.4% to 18.2%	2.0% to 48.3%
Anticipated net credit losses	0.1%	40.0% to 85.0%

Three months ended March 31,2008
	U.S. Consumer mortgages	Securities and Banking mortgages
Discount rate	10.6% to 13.2%	0.7% to 47.8%
Constant prepayment rate	7.3% to 25.3%	4.0% to 37.5%
Anticipated net credit losses	—	20.0% to 85.0%

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

        At March 31, 2009, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

	March 31, 2009
	U.S. Consumer mortgages	Securities and Banking mortgages
Discount rate	11.2%	2.9% to 52.2%
Constant prepayment rate	28.6%	2.0% to 48.3%
Anticipated net credit losses	0.1%	40.0% to 85.0%

In millions of dollars	U.S. Consumer mortgages	Securities and Banking mortgages
Carrying value of retained interests	$6,755	$1,158

Discount rates
Adverse change of 10%	$(154)	$(30)
Adverse change of 20%	(300)	(63)
Constant prepayment rate
Adverse change of 10%	$(462)	$(8)
Adverse change of 20%	(877)	(17)
Anticipated net credit losses
Adverse change of 10%	$(21)	$(39)
Adverse change of 20%	(42)	(75)

Mortgage Servicing Rights

        The fair value of capitalized mortgage loan servicing rights (MSR) was $5.5 billion and $7.7 billion at March 31, 2009 and 2008, respectively. The MSRs correspond to principal loan balances of $610 billion and $626 billion as of March 31, 2009 and 2008, respectively. The following table summarizes the changes in capitalized MSRs for the three months ended March 31, 2009 and 2008:

In millions of dollars	2009	2008
Balance, beginning of year	$5,657	$8,380
Originations	235	345
Purchases	—	1
Changes in fair value of MSRs due to changes in inputs and assumptions	174	(561)
Transfer to Trading account assets	—	(104)
Other changes(1)	(585)	(345)

Balance, end of year	$5,481	$7,716

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

        The Company receives fees during the course of servicing previously securitized mortgages. The amount of these fees for the three months ended March 31, 2009 and 2008 were as follows:

In millions of dollars	2009	2008
Servicing fees	$429	$411
Late fees	25	26
Ancillary fees	20	17

Total MSR fees	$474	$454

        These fees are classified in the Consolidated Statement of Income as Commissions and fees.

Student Loan Securitizations

        The Company maintains programs to securitize certain portfolios of student loan assets. Under the Company's securitization programs, transactions qualifying as sales are off-balance sheet transactions in which the loans are removed from the Consolidated Financial Statements of the Company and sold to a QSPE. These QSPEs are funded through the issuance of pass-through term notes collateralized solely by the trust assets. For off-balance sheet securitizations, the Company generally retains interests in the form of subordinated residual interests (i.e., interest-only strips) and servicing rights.

        Under terms of the trust arrangements, the Company has no obligations to provide financial support and has not provided such support. A substantial portion of the credit risk associated with the securitized loans has been transferred to third-party guarantors or insurers either under the Federal Family Education Loan Program, authorized by the U.S. Department of Education under the Higher Education Act of 1965, as amended, or private credit insurance.

        The following table summarizes selected cash flow information related to student loan securitizations for the three months ended March 31, 2009 and 2008:

In billions of dollars	March 31, 2009	March 31, 2008
Cash flows received on retained interests and other net cash flows	$0.1	$—

        At March 31, 2009, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Retained interests
Discount rate	10.8% to 15.8%
Constant prepayment rate	0.6% to 6.8%
Anticipated net credit losses	0.2% to 1.6%

In millions of dollars	Retained interests
Carrying value of retained interests	$841
Discount rates
Adverse change of 10%	$(27)
Adverse change of 20%	(51)
Constant prepayment rate
Adverse change of 10%	$(9)
Adverse change of 20%	(17)
Anticipated net credit losses
Adverse change of 10%	$(7)
Adverse change of 20%	(13)

On-Balance Sheet Securitizations

        The Company engages in on-balance sheet securitizations. These are securitizations that do not qualify for sales treatment; thus, the assets remain on the Company's balance sheet. The following table presents the carrying amounts and classification of consolidated assets and liabilities transferred in transactions from the Consumer credit card, student loan, mortgage and auto businesses, accounted for as secured borrowings:

In billions of dollars	March 31, 2009	December 31, 2008
Cash	$0.4	$0.3
Available-for-sale securities	0.4	0.1
Loans	9.4	7.5
Allowance for loan losses	(0.1)	(0.1)

Total assets	$10.1	$7.8
Long-term debt	$8.0	$6.3
Other liabilities	0.1	0.3

Total liabilities	$8.1	$6.6

        All assets are restricted from being sold or pledged as collateral. The cash flows from these assets are the only source used to pay down the associated liabilities, which are non-recourse to the Company's general assets.

Citi-Administered Asset-Backed Commercial Paper Conduits

        The Company is active in the asset-backed commercial paper conduit business as administrator of several multi-seller commercial paper conduits, and also as a service provider to single-seller and other commercial paper conduits sponsored by third parties.

        The multi-seller commercial paper conduits are designed to provide the Company's customers access to low-cost funding in the commercial paper markets. The conduits purchase assets from or provide financing facilities to customers and are funded by issuing commercial paper to third-party investors. The conduits generally do not purchase assets originated by the Company. The funding of the conduit is facilitated by the liquidity support and credit enhancements provided by the Company.

        As administrator to the conduits, the Company is responsible for selecting and structuring of assets purchased or financed by the conduits, making decisions regarding the funding of the conduits, including determining the tenor and other features of the commercial paper issued, monitoring the quality and performance of the conduits' assets, and facilitating the operations and cash flows of the conduits. In return, the Company earns structuring fees from customers for individual transactions and earns an administration fee from the conduit, which is equal to the income from client program and liquidity fees of the conduit after payment of interest costs and other fees. This administration fee is fairly stable, since most risks and rewards of the underlying assets are passed back to the customers and, once the asset pricing is negotiated, most ongoing income, costs and fees are relatively stable as a percentage of the conduit's size.

        The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party seller, including over-collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on the Company's internal risk ratings.

        Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 30-45 days. As of March 31, 2009, and December 31, 2008, the weighted average life of the commercial paper issued was approximately 33 and 37 days, respectively. In addition, the conduits have issued subordinate loss notes and equity with a notional amount of approximately $80 million and varying remaining tenors ranging from three months to six years.

        The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, there are two additional forms of credit enhancement that protect the commercial paper investors from defaulting assets. First, the subordinate loss notes issued by each conduit absorb any credit losses up to their full notional amount. It is expected that the subordinate loss notes issued by each conduit are sufficient to absorb a majority of the expected losses from each conduit, thereby making the single investor in the Subordinate Loss Note the primary beneficiary under FIN 46(R). Second, each conduit has obtained a letter of credit from the Company, which is generally 8-10% of the conduit's assets. The letters of credit provided by the Company total approximately $5.5 billion and are included in the Company's maximum exposure to loss. The net result across all multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated in the following order:

  •
  Subordinate loss note holders,

  •
  the Company, and

  •
  the commercial paper investors.

        The Company also provides the conduits with two forms of liquidity agreements that are used to provide funding to the conduits in the event of a market disruption, among other events. Each asset of the conduit is supported by a transaction-specific liquidity facility in the form of an asset purchase agreement (APA). Under the APA, the Company has agreed to purchase non-defaulted eligible receivables from the conduit at par. Any assets purchased under the APA are subject to increased pricing. The APA is not designed to provide credit support to the conduit, as it generally does not permit the purchase of defaulted or impaired assets and generally reprices the assets purchased to consider potential increased credit risk. The APA covers all assets in the conduits and is considered in the Company's maximum exposure to loss. In addition, the Company provides the conduits with program-wide liquidity in the form of short-term lending commitments. Under these commitments, the Company has agreed to lend to the conduits in the event of a short-term disruption in the commercial paper market, subject to specified conditions. The total notional exposure under the program-wide liquidity agreement is $11.3 billion and is considered in the Company's maximum exposure to loss. The Company receives fees for providing both types of liquidity agreement and considers these fees to be on fair market terms.

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of March 31, 2009, the Company owned $5 million of commercial paper issued by its administered conduits.

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

        The fee variability and credit risk variability are then combined into a single distribution of the conduit's overall returns. This return distribution is updated and analyzed on at least a quarterly basis to ensure that the amount of the subordinate loss notes issued to third parties is sufficient to absorb greater than 50% of the total expected variability in the conduit's returns. The expected variability absorbed by the subordinate loss note investors is therefore measured to be greater than the expected variability absorbed by the Company through its liquidity arrangements and other fees earned, and the investors in commercial paper and medium-term notes. While the notional amounts of the subordinate loss notes are quantitatively small compared to the size of the conduits, this is reflective of the fact that most of the substantive risks of the conduits are absorbed by the enhancements provided by the sellers (customers) and other third parties that provide transaction-level credit enhancement. Because FIN 46(R) requires these risks and related enhancements to be excluded from the analysis, the remaining risks and expected variability are quantitatively small. The calculation of variability under FIN 46(R) focuses primarily on expected variability, rather than the risks associated with extreme outcomes (for example, large levels of default) that are expected to occur very infrequently. So while the subordinate loss notes are sized appropriately compared to expected losses as measured in FIN 46(R), they do not provide significant protection against extreme or unusual credit losses.

Third-Party Commercial Paper Conduits

        The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. As of March 31, 2009, the notional amount of these facilities was approximately $1.2 billion and $2 million was funded under these facilities.

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

        A cash CDO, or arbitrage CDO, is a CDO designed to take advantage of the difference between the yield on a portfolio of selected assets, typically residential mortgage-backed securities, and the cost of funding the CDO through the sale of notes to investors. "Cash flow" CDOs are vehicles in which the CDO passes on cash flows from a pool of assets, while "market value" CDOs pay to investors the market value of the pool of assets owned by the CDO at maturity. Both types of CDOs are typically managed by a third-party asset manager. In these transactions, all of the equity and notes issued by the CDO are funded, as the cash is needed to purchase the debt securities. In a typical cash CDO, a third-party investment manager selects a portfolio of assets, which the Company funds through a warehouse financing arrangement prior to the creation of the CDO. The Company then sells the debt securities to the CDO in exchange for cash raised through the issuance of notes. The Company's continuing involvement in cash CDOs is typically limited to investing in a portion of the notes or loans issued by the CDO and making a market in those securities, and acting as derivative counterparty for interest rate or foreign currency swaps used in the structuring of the CDO.

        A synthetic CDO is similar to a cash CDO, except that the CDO obtains exposure to all or a portion of the referenced assets synthetically through derivative instruments, such as credit default swaps. Because the CDO does not need to raise cash sufficient to purchase the entire referenced portfolio, a substantial portion of the senior tranches of risk is typically passed on to CDO investors in the form of unfunded liabilities or derivative instruments. Thus, the CDO writes credit protection on select referenced debt securities to the Company or third parties and the risk is then passed on to the CDO investors in the form of funded notes or purchased credit protection through derivative instruments. Any cash raised from investors is invested in a portfolio of collateral securities or investment contracts. The collateral is then used to support the CDO's obligations on the credit default swaps written to counterparties. The Company's continuing involvement in synthetic CDOs generally includes purchasing credit protection through credit default swaps with the CDO, owning a portion of the capital structure of the CDO, in the form of both unfunded derivative positions (primarily super senior exposures discussed below) and funded notes, entering into interest-rate swap and total-return swap transactions with the CDO, lending to the CDO, and making a market in those funded notes.

        A collateralized loan obligation (CLO) is substantially similar to the CDO transactions described above, except that the assets owned by the SPE (either cash instruments or synthetic exposures through derivative instruments) are corporate loans and to a lesser extent corporate bonds, rather than asset-backed debt securities.

Consolidation

        The Company has retained significant portions of the "super senior" positions issued by certain CDOs. These positions are referred to as "super senior" because they represent the most senior positions in the CDO and, at the time of structuring, were senior to tranches rated AAA by independent rating agencies. These positions include facilities structured in the form of short-term commercial paper, where the Company wrote put options ("liquidity puts") to certain CDOs. Under the terms of the liquidity puts, if the CDO was unable to issue commercial paper at a rate below a specified maximum (generally LIBOR + 35bps to LIBOR + 40 bps), the Company was obligated to fund the senior tranche of the CDO at a specified interest rate. As of March 31, 2009, the Company had purchased all $25 billion of the commercial paper subject to these liquidity puts.

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

        Upon a reconsideration event, the Company is at risk for consolidation only if the Company owns a majority of either a single tranche or a group of tranches that absorb the remaining risk of the CDO. Due to reconsideration events during 2007 and 2008, the Company has consolidated 33 of the 51 CDOs/CLOs in which the Company holds a majority of the senior interests of the transaction.

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

Cash Flows and Retained Interests

        The following tables summarize selected cash flow information related to CDO and CLO securitizations for the three months ended March 31, 2009:

In billions of dollars	CDOs	CLOs
Cash flows received on retained interests	—	—

        The key assumptions, used for the securitization of CDOs and CLOs during the three months ended March 31, 2009, in measuring the fair value of retained interests at the date of sale or securitization, are as follows:

	CDOs	CLOs
Discount rate	43.3% to 47.2%	5.5% to 6.0%

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$236	$1,043
Discount rates
Adverse change of 10%	$(26)	$(17)
Adverse change of 20%	(50)	(33)

Asset-Based Financing

        The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company. Financings in the form of debt securities or derivatives are, in most circumstances, reported in Trading account assets and accounted for at fair value through earnings.

        The primary types of asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at March 31, 2009 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars Type	Total assets	Maximum exposure
Commercial and other real estate	$48.4	$9.1
Hedge funds and equities	15.9	6.5
Corporate loans	7.4	6.3
Airplanes, ships and other assets	14.2	2.9

Total	$85.9	$24.8

        The following table summarizes selected cash flow information related to asset-based financing for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
In billions of dollars	2009	2008
Cash flows received on retained interests and other net cash flows	$1.9	$—

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	Asset based financing
Carrying value of retained interests	$4,695
Value of underlying portfolio
Adverse change of 10%	$(480)
Adverse change of 20%	(960)

Municipal Securities Tender Option Bond (TOB) Trusts

        The Company sponsors TOB trusts that hold fixed- and floating-rate, tax-exempt securities issued by state or local municipalities. The trusts are typically single-issuer trusts whose assets are purchased from the Company and from the secondary market. The trusts issue long-term senior floating rate notes (Floaters) and junior residual securities (Residuals). The Floaters have a long-term rating based on the long-term rating of the underlying municipal bond and a short-term rating based on that of the liquidity provider to the trust. The Residuals are generally rated based on the long-term rating of the underlying municipal bond and entitle the holder to the residual cash flows from the issuing trust.

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

        Credit rating distribution is based on the external rating of the municipal bonds within the TOB trusts, including any credit enhancement provided by monoline insurance companies or the Company in the primary or secondary markets, as discussed below. The total assets for proprietary TOB Trusts (consolidated and non-consolidated) includes $0.4 billion of assets where the Residuals are held by a hedge fund that is consolidated and managed by the Company.

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

        Approximately $3.4 billion of the municipal bonds owned by TOB trusts have an additional credit guarantee provided by the Company. In all other cases, the assets are either unenhanced or are insured with a monoline insurance provider in the primary market or in the secondary market. While the trusts have not encountered any adverse credit events as defined in the underlying trust agreements, certain monoline insurance companies have experienced downgrades. In these cases, the Company has proactively managed the TOB programs by applying additional secondary market insurance on the assets or proceeding with orderly unwinds of the trusts.

        The Company, in its capacity as remarketing agent, facilitates the sale of the Floaters to third parties at inception of the trust and facilitates the reset of the Floater coupon and tenders of Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing (in which case the trust is unwound) or may choose to buy the Floaters into its own inventory and may continue to try to sell it to a third-party investor. While the level of the Company's inventory of Floaters fluctuates, the Company held approximately $1.6 billion of Floater inventory related to the Customer, Proprietary and QSPE TOB programs as of March 31, 2009.

        If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bond is sold in the secondary market. If there is an accompanying shortfall in the trust's cash flows to fund the redemption of the Floaters after the sale of the underlying municipal bond, the trust draws on a liquidity agreement in an amount equal to the shortfall. Liquidity agreements are generally provided to the trust directly by the Company. For customer TOBs where the Residual is less than 25% of the trust's capital structure, the Company has a reimbursement agreement with the Residual holder under which the Residual holder reimburses the Company for any payment made under the liquidity arrangement. Through this reimbursement agreement, the Residual holder remains economically exposed to fluctuations in value of the municipal bond. These reimbursement agreements are actively margined based on changes in value of the underlying municipal bond to mitigate the Company's counterparty credit risk. In cases where a third party provides liquidity to a proprietary or QSPE TOB trust, a similar reimbursement arrangement is made whereby the Company (or a consolidated subsidiary of the Company) as Residual holder absorbs any losses incurred by the liquidity provider. As of March 31, 2009, liquidity agreements provided with respect to customer TOB trusts totaled $6.1 billion, offset by reimbursement agreements in place with a notional amount of $4.7 billion. The remaining exposure relates to TOB transactions where the Residual owned by the customer is at least 25% of the bond value at the inception of the transaction. In addition, the Company has provided liquidity arrangements with a notional amount of $5.0 billion to QSPE TOB trusts and other non-consolidated proprietary TOB trusts described above.

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

        The following table summarizes selected cash flow information related to municipal bond securitizations for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
In billions of dollars	2009	2008
Proceeds from new securitizations	—	$0.1
Cash flows received on retained interests and other net cash flows	—	$0.1

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

        As a result of a commitment to provide support facilities to the SIVs announced on December 13, 2007, Citigroup became the SIVs' primary beneficiary and began consolidating these entities.

        In order to complete the wind-down of the SIVs, the Company purchased the remaining assets of the SIVs at fair value, with a trade date of November 18, 2008. The Company funded the purchase of the SIV assets by assuming the obligation to pay amounts due under the medium-term notes issued by the SIVs, as the medium-term notes mature. The net funding provided by the Company to fund the purchase of the SIV assets was $0.3 billion. During the period to November 18, 2008, the Company wrote down $3.3 billion on SIV assets.

        As of March 31, 2009, the carrying amount of the purchased SIV assets was $16.2 billion, of which $16.1 billion is classified as HTM assets.

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

        Citigroup enters into these derivative contracts relating to interest rate, foreign currency, commodity, and other market/credit risks for the following reasons:

  •
  Trading Purposes—Customer Needs—Citigroup offers its customers derivatives in connection with their risk-management actions to transfer, modify or reduce their interest rate, foreign exchange and other market/ credit risks or for their own trading purposes. As part of this process, Citigroup considers the customers' suitability for the risk involved, and the business purpose for the transaction. Citigroup also manages its derivative-risk positions through offsetting trade activities, controls focused on price verification, and daily reporting of positions to senior managers.

  •
  Trading Purposes—Own Account—Citigroup trades derivatives for its own account, and as an active market maker. Trading limits and price verification controls are key aspects of this activity.

  •
  Hedging—Citigroup uses derivatives in connection with its risk-management activities to hedge certain risks or reposition the risk profile of the Company. For example, Citigroup may issue fixed-rate long-term debt and then enter into a receive-fixed, pay-variable-rate interest rate swap with the same tenor and notional amount to convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes interest cost in certain yield curve environments. Derivatives are also used to manage risks inherent in specific groups of on-balance sheet assets and liabilities, including investments, corporate and consumer loans, deposit liabilities, as well as other interest-sensitive assets and liabilities. In addition, foreign- exchange contracts are used to hedge non-U.S. dollar denominated debt, foreign-currency-denominated available-for-sale securities, net capital exposures and foreign-exchange transactions.

        A more detailed explanation of Citi's use of and exposure to credit derivatives is provided in Footnote 19—Guarantees.

        Derivatives may expose Citigroup to market, credit or liquidity risks in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative product is the exposure created by potential fluctuations in interest rates, foreign-exchange rates and other factors and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction where the value of any collateral held is not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management's assessment as to collectibility. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in periods of high volatility and financial stress at a reasonable cost.

        Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup's derivative instruments as of March 31, 2009 are presented in the table below:

Notionals

	Hedging Instruments under SFAS 133(1)	Other Derivative Instruments
In millions of dollars at March 31, 2009		Trading Derivatives(2)	Management Hedges(3)
Interest rate contracts
Swaps	$119,966	$13,903,004	$154,726
Futures and forwards	—	3,262,752	97,827
Written options	—	2,970,815	18,038
Purchased options	—	3,045,784	45,244

Total interest rate contract notionals	$119,966	$23,182,355	$315,835

Foreign exchange contracts
Swaps	$29,166	$855,791	$40,307
Futures and forwards	33,536	1,824,123	30,756
Written options	1,329	435,205	7,929
Purchased options	6,258	474,608	—

Total foreign exchange contract notionals	$70,289	$3,589,727	$78,992

Equity contracts
Swaps	$—	$73,126	$—
Futures and forwards	—	14,060	—
Written options	—	470,176	—
Purchased options	—	442,612	—

Total equity contract notionals	$—	$999,974	$—

Commodity and other contracts
Swaps	$—	$22,516	$—
Futures and forwards	—	72,103	—
Written options	—	29,722	—
Purchased options	—	33,303	—

Total commodity and other contract notionals	$—	$157,644	$—

Credit derivatives(4)
Citigroup as the Guarantor	$—	$1,406,131	$—
Citigroup as the Beneficiary	6,321	1,537,176	—

Total credit derivatives	$6,321	$2,943,307	$—

Total derivative notionals	$196,576	$30,873,007	$394,827

(1)
Derivatives in hedge accounting relationships accounted for under SFAS 133 are recorded in either Other assets/liabilities or Trading account assets/liabilities on the Consolidated Balance Sheet.

(2)
Trading derivatives include include proprietary positions, as well as certain derivative instruments that qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and are recorded in Trading account assets/liabilities on the Consolidated Balance sheet.

(3)
Management hedges represent derivative instruments used in certain economic hedging relationships that are identified for management purposes, but for which SFAS 133 hedge accounting is not applied. These derivatives are recorded in Other assets/liabilities on the Consolidated Balance Sheet.

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

Mark-to-Market (MTM) Receivables/Payables

	Derivative instruments designated as SFAS 133 hedges		Other derivative instruments
In millions of dollars at March 31, 2009	Assets	Liabilities	Assets	Liabilities
Derivatives classified in Trading account assets/liabilities
Interest rate contracts	$553	$1,785	$614,499	$593,399
Foreign exchange contracts	829	523	105,416	113,762
Equity contracts	—	—	31,061	49,126
Commodity and other contracts	—	—	26,582	24,832
Credit derivatives	—	—	237,819	212,786

Total derivatives in Trading account assets/liabilities(1)	$1,382	$2,308	$1,015,377	$993,905

Derivatives classified in Other assets/liabilities
Interest rate contracts	$6,479	$3,303	$3,599	$1,767
Foreign exchange contracts	2,869	2,448	1,984	1,161
Credit derivatives	1,597	—	—	—

Total Derivatives in Other Assets / Liabilities(2)	$10,945	$5,751	$5,583	$2,928

(1)
These trading derivative assets do not include cash collateral paid with respect to SFAS 133 hedges and Other derivative instruments of $65,165 million as of March 31, 2009. The cash collateral received, totals $61,740 million as of March 31, 2009 and it is not included in the trading derivative liabilities shown here.

(2)
Other assets exclude cash collateral paid with respect to SFAS 133 hedges and other derivative instruments of $1,111 million. The cash collateral received, not included in the derivatives classified in Other liabilities, totals $2,526 million as of March 31, 2009.

        All derivatives are reported on the balance sheet at fair value. The balances presented in the table above are reported gross, prior to counterparty netting and cash collateral netting in accordance with existing master netting agreements, as well as market valuation adjustment. The effect from these items on the gross derivative assets and liabilities was a reduction of $986,064 million and $976,815 million, respectively. Within these balances, the amount of payables in respect of cash collateral received that was netted with unrealized gains from derivative was $48,937 million, while the amount of receivables in respect of cash collateral paid that was netted with unrealized losses from derivatives was $56,376 million as of March 31, 2009.

        The trading derivatives fair values are presented in Note 9—Trading Account Assets and Liabilities.

        The amounts recognized in the Consolidated Statement of Income for the quarter ended March 31, 2009 related to derivatives not designated in a qualifying SFAS 133 hedging relationship are shown in the table below:

	Non-designated derivatives(1)—gains (losses)
In millions of dollars for the three months ended March 31, 2009	Principal transactions	Other revenues
Interest rate contracts	$6,155	$228
Foreign exchange contracts	250	996
Equity contracts	(85)	—
Commodity and other contracts	337	—
Credit derivatives	338	—

Total gain (loss) on non-designated derivatives(1)	$6,995	$1,224

(1)
Non-designated derivatives are derivative instruments not designated in qualifying SFAS 133 hedging relationships.

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

        If certain hedging criteria specified in SFAS 133 are met, including testing for hedge effectiveness, special hedge accounting may be applied. The hedge effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships. For fair value hedges, the changes in value of the hedging derivative, as well as the changes in value of the related hedged item due to the risk being hedged, are reflected in current earnings. For cash flow hedges and net investment hedges, the changes in value of the hedging derivative are reflected in Accumulated other comprehensive income (loss) in Citigroup's stockholders' equity, to the extent the hedge is effective. Hedge ineffectiveness, in either case, is reflected in current earnings.

        For asset/liability management hedging, the fixed-rate long-term debt may be recorded at amortized cost under current U.S. GAAP. However, by electing to use SFAS 133 hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings. The related interest-rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, an economic hedge, which does not meet the SFAS 133 hedging criteria, would involve only recording the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings. The debt would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts and other factors that cause the change in the swap's value and the underlying yield of the debt. This type of hedge is undertaken when SFAS 133 hedge requirements cannot be achieved or management decides not to apply SFAS 133 hedge accounting. Another alternative for the Company would be to elect to carry the debt at fair value under SFAS 159. Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt would be reported in earnings. The related interest rate swap, with changes in fair value also reflected in earnings, provides a natural offset to the debt's fair value change. To the extent the two offsets would not be exactly equal, the difference would be reflected in current earnings. This type of economic hedge is undertaken when the Company prefers to follow this simpler method that achieves generally similar financial statement results to an SFAS 133 fair-value hedge.

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

Fair value hedges

  •
  Hedging of benchmark interest rate risk—Citigroup hedges exposure to changes in the fair value of outstanding fixed-rate issued debt and borrowings. The fixed cash flows from those financing transactions are converted to benchmark variable-rate cash flows by entering into receive fixed, pay-variable interest rate swaps. These fair-value hedge relationships use dollar-offset ratio analysis to determine whether the hedging relationships are highly effective at inception and on an ongoing basis.

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

  •
  Hedging of foreign exchange risk—Citigroup hedges the change in fair value attributable to foreign-exchange rate movements in available-for-sale securities that are denominated in currencies other than the functional currency of the entity holding the securities, which may be within or outside the U.S. The hedging instrument employed is a forward foreign-exchange contract. In this type of hedge, the change in fair value of the hedged available-for-sale security attributable to the portion of foreign exchange risk hedged is reported in earnings and not Accumulated other comprehensive income—a process that serves to offset substantially the change in fair value of the forward contract that is also reflected in earnings. Citigroup considers the premium associated with forward contracts (differential between spot and contractual forward rates) as the cost of hedging; this is excluded from the assessment of hedge effectiveness and reflected directly in earnings. Dollar-offset method is used to assess hedge effectiveness. Since that assessment is based on changes in fair value attributable to changes in spot rates on both the available-for-sale securities and the forward contracts for the portion of the relationship hedged, the amount of hedge ineffectiveness is not significant.

        The following table summarizes certain information related to the Company's fair value hedges for the quarter ended March 31, 2009:

In millions of dollars for the three months ended March 31, 2009	Principal Transactions	Other Revenue
Gain (loss) on fair value designated and qualifying hedges
Interest rate contracts	$456	$(2,199)
Foreign exchange contracts	117	(145)

Total gain (loss) on fair value designated and qualifying hedges	$573	$(2,344)

Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(449)	$2,444
Foreign exchange hedges	155	288

Total gain (loss) on the hedged item in designated and qualifying fair value hedge	$(294)	$2,732

Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$81	$255
Foreign exchange hedges	11	137

Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$92	$392

Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$(74)	$(10)
Foreign exchange contracts	261	6

Total net gain/(loss) excluded from assessment of the effectiveness of fair value hedges	$187	$(4)

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

  •
  Citigroup also hedges variable cash flows resulting from investments in floating-rate debt securities. Variable cash flows from those assets are converted to fixed-rate cash flows by entering into receive fixed, pay-variable interest-rate swaps. These cash-flow hedging relationships use regression analysis prospectively and or dollar-offset ratio analysis retrospectively to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. Since efforts are made to align the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant. The hedge ineffectiveness on the cash flow hedges recognized in earnings totals $4 million for the three months ended March 31, 2009.

  •
  Hedging of foreign exchange risk—Citigroup locks in the functional currency equivalent of cash flows of various balance sheet liability exposures, including short-term borrowings and long-term debt (and the forecasted issuances or rollover of such items) that are denominated in a currency other than the functional currency of the issuing entity. Depending on the risk-management objectives, these types of hedges are designated as either cash-flow hedges of only foreign exchange risk or cash-flow hedges of both foreign-exchange and interest rate risk, and the hedging instruments used are foreign-exchange forward contracts, cross-currency swaps and foreign-currency options. For some hedges, Citigroup matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis to eliminate hedge ineffectiveness. Citigroup does not exclude any terms from consideration when applying the matched terms method. To the extent all terms are not perfectly matched, any ineffectiveness is measured using the "hypothetical derivative method" from FASB Derivative Implementation Group Issue G7. Efforts are made to match up the terms of the hypothetical and actual derivatives used as closely as possible. As a result, the amount of hedge ineffectiveness is not significant even when the terms do not match perfectly.

        The change in Accumulated other comprehensive income (loss) from cash flow hedges for the three months ended March 31, 2009 is presented below:

In millions of dollars	Three months ended March 31, 2009
Effective portion of cash flow hedges included in AOCI, pretax
Interest rate contracts	$168
Foreign exchange contracts	400
Credit derivatives	1,493

Total Effective portion of cash flow hedges included in AOCI, pretax	$2,061

Effective portion of cash flow hedges reclassified from AOCI to Earnings
Interest rate contracts(1)	$412
Foreign exchange contracts(2)	86
Credit derivatives	—

Total effective portion of cash flow hedges reclassified from AOCI to Earnings	$(326)

(1)
The amount reclassified from AOCI, related to interest rate cash flow hedges, to Other revenue and Principal transactions is ($367) million and ($45) million, respectively.

(2)
The amount reclassified from AOCI, related to foreign exchange cash flow hedges, to Other Revenue and Principal transactions is $88 million and ($2) million, respectively.

        For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income within 12 months of March 31, 2009 is approximately $2.2 billion.

        The impact of cash flow hedges on AOCI is also included within Note 14 to the Consolidated Financial Statements—Changes in Accumulated Comprehensive Income (Loss).

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

        For derivatives used in net investment hedges, Citigroup follows the forward-rate method from FASB Derivative Implementation Group Issue H8, "Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge." According to that method, all changes in fair value, including changes related to the forward-rate component of the foreign-currency forward contracts and the time-value of foreign-currency options, are recorded in the Cumulative translation adjustment account. For foreign-currency denominated debt instruments that are designated as hedges of net investments, the translation gain or loss that is recorded in the cumulative translation adjustment account is based on the spot exchange rate between the functional currency of the respective subsidiary and the U.S. dollar, which is the functional currency of Citigroup. To the extent the notional amount of the hedging instrument exactly matches the hedged net investment and the underlying exchange rate of the derivative hedging instrument relates to the exchange rate between the functional currency of the net investment and Citigroup's functional currency (or, in the case of a non-derivative debt instrument, such instrument is denominated in the functional currency of the net investment), no ineffectiveness is recorded in earnings.

        The following table summarizes certain information related to the Company's net investment hedges for the quarter ended March 31, 2009:

Net Investments Hedges(1) In millions of dollars	Three months ended March 31, 2009
Pretax gain included in FX translation adjustment with AOCI	$539
Gain on hedge ineffectiveness on net investment hedges included in Other revenue	9

(1)
No amount, related to the effective portion of net investment hedges, was reclassed from AOCI to earnings for the three months ended March 31, 2009. Additionally, no amount was excluded from the assessment of the effectiveness of the net investment hedges during the three months ended March 31, 2009.

Credit-Risk-Related Contingent Features in Derivatives

        Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit rating of the Company and its affiliates. The fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position at March 31, 2009 is $27 billion. The Company has posted $18 billion as collateral for this exposure in the normal course of business as of March 31, 2009. Each downgrade would trigger additional collateral requirements for the Company and its affiliates. However, in the event that each legal entity was downgraded to below investment grade credit rating as of March 31, 2009, the Company would be required to post additional collateral of up to $10 billion.

17.   FAIR-VALUE MEASUREMENT (SFAS 157)

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

        As a result of the adoption of SFAS 157, the Company made some amendments to the techniques used in measuring the fair value of derivative and other positions. These amendments change the way that the probability of default of a counterparty is factored into the valuation of derivative positions, include for the first time the impact of Citigroup's own credit risk on derivatives and other liabilities measured at fair value, and also eliminate the portfolio servicing adjustment that is no longer necessary under SFAS 157.

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

        Fair-value estimates from internal valuation techniques are verified, where possible, to prices obtained from independent vendors or brokers. Vendors and brokers' valuations may be based on a variety of inputs ranging from observed prices to proprietary valuation models.

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

        Citigroup's CDO super senior subprime direct exposures are Level 3 assets. The valuation of the high-grade and mezzanine ABS CDO positions uses trader prices based on the underlying assets of each high-grade and mezzanine ABS CDO. Unlike the ABCP- and CDO-squared positions, the high-grade and mezzanine positions are now largely hedged through the ABX and bond short positions, which are, by necessity, trader priced. This results in closer symmetry in the way these long and short positions are valued by the Company. Citigroup intends to use trader marks to value this portion of the portfolio going forward so long as it remains largely hedged.

        The valuation of the ABCP and CDO-squared positions are subject to valuation based on significant unobservable inputs. Fair value of these exposures is based on estimates of future cash flows from the mortgage loans underlying the assets of the ABS CDOs. To determine the performance of the underlying mortgage loan portfolios, the Company estimates the prepayments, defaults and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower and loan attributes, such as age, credit scores, documentation status, loan-to-value (LTV) ratios and debt-to-income (DTI) ratios. The model is calibrated using available mortgage loan information including historical loan performance. In addition, the methodology estimates the impact of geographic concentration of mortgages and the impact of reported fraud in the origination of subprime mortgages. An appropriate discount rate is then applied to the cash flows generated for each ABCP and CDO-squared tranche, in order to estimate its fair value under current market conditions.

        When necessary, the valuation methodology used by Citigroup is refined and the inputs used for the purposes of estimation are modified, in part, to reflect ongoing market developments. More specifically, the inputs of home price appreciation (HPA) assumptions and delinquency data were updated along with discount rates that are based upon a weighted average combination of implied spreads from single name ABS bond prices and ABX indices, as well as CLO spreads under current market conditions.

        The housing-price changes were estimated using a forward-looking projection, which incorporated the Loan Performance Index. In addition, the Company's mortgage default model also uses recent mortgage performance data, a period of sharp home price declines and high levels of mortgage foreclosures.

        The valuation as of March 31, 2009 assumes a cumulative decline in U.S. housing prices from peak to trough of 33%. This rate assumes declines of 9.3% and 3.9% in 2009 and 2010, respectively, the remainder of the 33% decline having already occurred before the end of 2008.

        In addition, the discount rates were based on a weighted average combination of the implied spreads from single name ABS bond prices, ABX indices and CLO spreads, depending on vintage and asset types. To determine the discount margin, the Company applies the mortgage default model to the bonds underlying the ABX indices and other referenced cash bonds and solves for the discount margin that produces the current market prices of those instruments.

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

Auction Rate Securities

        Auction rate securities (ARS) are long-term municipal bonds, corporate bonds, securitizations and preferred stocks with interest rates or dividend yields that are reset through periodic auctions. The coupon paid in the current period is based on the rate determined by the prior auction. In the event of an auction failure, ARS holders receive a "fail rate" coupon, which is specified by the original issue documentation of each ARS.

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

        Citigroup acted in the capacity of primary dealer for approximately $72 billion of ARS and continued to purchase residual unsold inventory in support of the auction mechanism until mid-February 2008. After this date, liquidity in the ARS market deteriorated significantly, auctions failed due to a lack of bids from third-party investors, and Citigroup ceased to purchase unsold inventory. Following a number of ARS refinancings, at March 31, 2009, Citigroup continued to act in the capacity of primary dealer for approximately $35 billion of outstanding ARS.

        The Company classifies its ARS as held-to-maturity, available-for-sale and trading securities.

        Prior to our first auction's failing in the first quarter of 2008, Citigroup valued ARS based on observation of auction market prices, because the auctions had a short maturity period (7, 28 and 35 days). This generally resulted in valuations at par. Once the auctions failed, ARS could no longer be valued using observation of auction market prices. Accordingly, the fair value of ARS is currently estimated using internally developed discounted cash flow valuation techniques specific to the nature of the assets underlying each ARS.

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

Alt-A Mortgage Securities

        The Company classifies its Alt-A mortgage securities as Held-to-Maturity, Available-for-Sale, and Trading investments. The securities classified as trading and available-for-sale are recorded at fair value with changes in fair value reported in current earnings and AOCI, respectively. For these purposes, Alt-A mortgage securities are non-agency residential mortgage-backed securities (RMBS) where (1) the underlying collateral has weighted average FICO scores between 680 and 720 or (2) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.

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

Highly Leveraged Financing Commitments

        The Company reports approximately $800 million of highly leveraged loans as held for sale, which are measured on a LOCOM basis. The fair value of such exposures is determined,

where possible, using quoted secondary-market prices and classified in Level 2 of the fair-value hierarchy if there is a sufficient level of activity in the market and quotes or traded prices are available with suitable frequency.

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

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008. The Company often hedges positions that have been classified in the Level 3 category with financial instruments that have been classified as Level 1 or Level 2. In addition, the Company also hedges items classified in the Level 3 category with instruments classified in Level 3 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

In millions of dollars at March 31, 2009	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$106,306	$—	$106,306	$(26,632)	$79,674
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$—	$23,091	$1,388	$24,479	$—	$24,479
Prime	—	1,070	1,285	2,355	—	2,355
Alt-A	—	393	832	1,225	—	1,225
Subprime	—	476	11,036	11,512	—	11,512
Non-U.S. residential	—	218	181	399	—	399
Commercial	—	481	2,020	2,501	—	2,501

Total trading mortgage-backed securities	$—	$25,729	$16,742	$42,471	$—	$42,471

U.S. Treasury and federal agencies securities
U.S. Treasury	$8,297	$233	$—	$8,530	$—	$8,530
Agency obligations	79	5,523	51	5,653	—	5,653

Total U.S. Treasury and federal agencies securities	$8,376	$5,756	$51	$14,183	$—	$14,183

Other trading securities
State and municipal	$—	$6,416	$198	$6,614	$—	$6,614
Foreign government	$48,860	$12,342	$1,011	$62,213	$—	$62,213
Corporate	$—	$42,694	$12,382	$55,076	$—	$55,076
Equity securities	$28,241	$4,006	$1,740	$33,987	$—	$33,987
Other debt securities	$—	$14,072	$10,746	$24,818	$—	$24,818

Total trading securities	$85,477	$111,015	$42,870	$239,362	$—	$239,362

Derivatives	$7,703	$1,024,159	$49,911	$1,081,773	$(985,913)	$95,860

Investments
Mortgage-backed securities
U.S. government sponsored	$—	$27,409	$—	$27,409	$—	$27,409
Prime	—	5,083	1,125	6,208	—	6,208
Alt-A	—	220	177	397	—	397
Subprime	—	—	12	12	—	12
Non-U.S. residential	—	413	—	413	—	413
Commercial	—	—	469	469	—	469

Total investment mortgage-backed securities	$—	$33,125	$1,783	$34,908	$—	$34,908

U.S. Treasury and federal Agency securities
U.S. Treasury	$4,629	$405	$—	$5,034	$—	$5,034
Agency obligations	224	9,105	—	9,329	—	9,329

Total U.S. Treasury and federal agency	$4,853	$9,510	$—	$14,363	$—	$14,363

State and municipal	$—	$13,825	$207	$14,032	$—	$14,032
Foreign government	$34,918	$30,566	$643	$66,127	$—	$66,127
Corporate	$—	$18,361	$2,192	$20,553	$—	$20,553
Equity securities	$1,624	$626	$2,849	$5,099	$—	$5,099
Other debt securities	$—	$687	$7,542	$8,229	$—	$8,229
Non-Marketable equity securities	$24	$92	$7,479	$7,595	$—	$7,595

Total investments	$41,419	$106,792	$22,695	$170,906	$—	$170,906

Loans(2)	$—	$2,182	$171	$2,353	$—	$2,353
Mortgage servicing rights	$—	$—	$5,481	$5,481	$—	$5,481
Other financial assets measured on a recurring basis	$—	$8,265	$2,515	$10,780	$(2,527)	$8,253

Total assets	$134,599	$1,358,719	$123,643	$1,616,961	$(1,015,072)	$601,889
	8.3%	84.0%	7.7%	100.0%

In millions of dollars at March 31, 2009	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Liabilities
Interest-bearing deposits	$—	$2,208	$41	$2,249	$—	$2,249
Federal funds purchased and securities loaned or sold under agreements to repurchase	$—	$138,217	$10,732	$148,949	$(26,632)	$122,317
Trading account liabilities
Securities sold, not yet purchased	$36,253	$12,124	$1,311	$49,688	$—	$49,688
Derivatives	$7,847	$1,003,651	$46,372	$1,057,870	$(976,732)	$81,138
Short-term borrowings	$—	$6,259	$1,030	$7,289	$—	$7,289
Long-term debt	$—	$12,897	$10,438	$23,335	$—	$23,335
Other financial liabilities measured on a recurring basis	$—	$10,591	$1	$10,592	$(2,527)	$8,065

Total liabilities	$44,100	$1,185,947	$69,925	$1,299,972	$(1,005,891)	$294,081
	3.4%	91.2%	5.4%	100.0%

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FIN 41, and (ii) derivative exposures covered by a qualifying master netting agreement in accordance with FIN 39, cash collateral, and the market value adjustment.

(2)
There is no allowance for loan losses recorded for loans reported at fair value.

In millions of dollars at December 31, 2008	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$96,524	$—	$96,524	$(26,219)	$70,305
Trading account assets
Trading securities and loans	90,530	121,043	50,773	262,346	—	262,346
Derivatives	9,675	1,102,252	60,725	1,172,652	(1,057,363)	115,289
Investments	44,342	111,836	28,273	184,451	—	184,451
Loans(2)	—	2,572	160	2,732	—	2,732
Mortgage servicing rights	—	—	5,657	5,657	—	5,657
Other financial assets measured on a recurring basis	—	9,890	359	10,249	(4,527)	5,722

Total assets	$144,547	$1,444,117	$145,947	$1,734,611	$(1,088,109)	$646,502
	8.3%	83.3%	8.4%	100.0%

Liabilities
Interest-bearing deposits	$—	$2,552	$54	$2,606	$—	$2,606
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	153,918	11,167	165,085	(26,219)	138,866
Trading account liabilities
Securities sold, not yet purchased	36,848	13,192	653	50,693	—	50,693
Derivatives	10,038	1,096,113	57,139	1,163,290	(1,046,505)	116,785
Short-term borrowings	—	16,278	1,329	17,607	—	17,607
Long-term debt	—	16,065	11,198	27,263	—	27,263
Other financial liabilities measured on a recurring basis	—	8,222	1	8,223	(4,527)	3,696

Total liabilities	$46,886	$1,306,340	$81,541	$1,434,767	$(1,077,251)	$357,516
	3.3%	91.0%	5.7%	100.0%

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

Changes in Level 3 Fair-Value Category

        December 31, the following tables present the changes in the Level 3 fair-value category for the three months ended March 31, 2009 and December 31, 2008. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars at March 31, 2009	December 31, 2008	Principal transactions	Other(1)(2)			March 31, 2009
Assets
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$1,397	$(28)	$—	$10	$9	$1,388	$(1)
Prime	850	(35)	—	439	31	1,285	(19)
Alt-A	735	(69)	—	(187)	353	832	(9)
Subprime	14,494	(2,363)	—	(710)	(385)	11,036	(2,049)
Non-U.S. residential	714	(32)	—	(490)	(11)	181	(3)
Commercial	2,086	(200)	—	159	(25)	2,020	(161)

Total trading mortgage-backed securities	$20,276	$(2,727)	$—	$(779)	$(28)	$16,742	$(2,242)

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	59	(9)	—	—	1	51	(9)

Total U.S. Treasury and federal agencies securities	$59	$(9)	$—	$—	$1	$51	$(9)

Other trading securities
State and municipal	$233	$1	—	$56	$(92)	$198	$—
Foreign government	1,261	36	—	23	(309)	1,011	31
Corporate	16,027	(924)	—	(1,041)	(1,680)	12,382	(1,045)
Equity securities	1,387	(21)	—	17	357	1,740	31
Other debt securities	11,530	(327)	—	(1,307)	850	10,746	(23)

Total trading securities	$50,773	$(3,971)	$—	(3,031)	$(901)	$42,870	$(3,257)

Derivatives, net(4)	$3,586	$116	$—	$(1,081)	$918	$3,539	$26

Investments
Mortgage-backed securities
Prime	$1,163	$—	$2	$204	$(244)	$1,125	$(5)
Alt-A	111	—	(7)	8	65	177	(10)
Subprime	25	—	(6)	—	(7)	12	(5)
Commercial	964	—	(19)	(402)	(74)	469	(18)

Total investment mortgage-backed debt securities	$2,263	$—	(30)	(190)	(260)	$1,783	$(38)

State and municipal	$222	$—	$—	$(15)	$—	$207	$—
Foreign government	571	—	—	72	—	643	—
Corporate	1,019	—	(23)	753	443	2,192	(2)
Equity securities	3,807	—	(529)	(123)	(306)	2,849	(389)
Other debt securities	11,324	—	(1,670)	(562)	(1,550)	7,542	(1,741)
Non-Marketable equity securities	9,067	—	(727)	(858)	(3)	7,479	(530)

Total investments	$28,273	$—	$(2,979)	$(923)	$(1,676)	$22,695	$(2,700)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars at March 31, 2009	December 31, 2008	Principal transactions	Other(1)(2)			March 31, 2009
Loans	$160	$—	$(5)	$—	$16	$171	$(5)
Mortgage servicing rights	5,657	—	(130)	—	(46)	5,481	(130)
Other financial assets measured on a recurring basis	359	—	1,919	427	(190)	2,515	1,640

Liabilities
Interest-bearing deposits	$54	$—	$4	$—	$(9)	$41	$3
Federal funds purchased and securities loaned or sold under agreements to repurchase	11,167	32	—	(329)	(74)	10,732	32
Trading account liabilities
Securities sold, not yet purchased	653	36	—	419	275	1,311	(8)
Short-term borrowings	1,329	—	(108)	(697)	290	1,030	(86)
Long-term debt	11,198	—	448	(377)	65	10,438	309
Other financial liabilities measured on a recurring basis	1	—	(1)	—	(1)	1	(1)

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) Still held(3)
In millions of dollars	December 31, 2007	Principal transactions	Other(1)(2)			March 31, 2008
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$(16)	$—	$—
Trading account assets
Trading securities and loans	75,573	(28,052)	—	7,418	(4,166)	50,773	(19,572)
Derivatives, net(4)	(2,470)	7,804	—	(2,188)	440	3,586	9,622
Investments	17,060	—	(4,917)	5,787	10,343	28,273	(801)
Loans	9	—	(15)	—	166	160	(19)
Mortgage servicing rights	8,380	—	(1,870)	—	(853)	5,657	(1,870)
Other financial assets measured on a recurring basis	1,171	—	86	422	(1,320)	359	86

Liabilities
Interest-bearing deposits	$56	$(5)	$—	$13	$(20)	$54	$(3)
Securities sold under agreements to repurchase	6,158	(273)	—	6,158	(1,422)	11,167	(136)
Trading account liabilities
Securities sold, not yet purchased	473	153	—	1,036	(703)	653	328
Short-term borrowings	5,016	106	—	(1,798)	(1,783)	1,329	(63)
Long-term debt	8,953	2,228	—	38,792	(34,319)	11,198	1,115
Other financial liabilities measured on a recurring basis	1	—	(61)	—	(61)	1	—

(1)
Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs are recorded in Commissions and fees on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2009 and 2008.

(4)
Total Level 3 derivative exposures have been netted on these tables for presentation purposes only.

        The following is a discussion of the changes to the Level 3 balances for each of the roll-forward tables presented above. The significant changes from December 31, 2008 to March 31, 2009 in Level 3 assets and liabilities are due to:

  •
  A net decrease in Trading securities and loans of $7.9 billion that was driven by:

  (i)
  Net realized and unrealized losses of $4.0 billion recorded in principal transactions, mainly comprised of write-downs on ABCP securities, and commercial and residential loans.

  (ii)
  Net transfers of $3.0 billion to Level 2 inventory as a result of better vendor pricing coverage for corporate debt.

  •
  A decrease in Level 3 investments of $5.6 billion that primarily resulted from:

  (i)
  Net realized/unrealized losses recorded in other income of $3.0 billion mainly driven by $1.6 billion in losses on hedged senior debt securities retained from the sale of a portfolio of highly leveraged loans; as well as losses on private equity investments and real estate fund investments. Offsetting this loss on the retained highly-leveraged debt securities is a gain on the corresponding cash flow hedge that is reflected in AOCI and on the line Other Financial Assets measured on a Recurring basis within the fair value hierarchy table presented above as a Level 3 asset.

  (ii)
  Net settlements of investment securities of $1.7 billion mainly due to pay-downs during the quarter.

  •
  The decrease in Level 3 derivatives is related to greater availability of consensus data for investment grade CDX indices and improved price verification methodologies. The significant changes from December 31, 2007 to March 31, 2008 in Level 3 assets and liabilities are due to:

        The $15.1 billion increase in trading securities and loans was mainly driven by:

    (i)
    The net transfer in of trading securities and loans from Level 2 to Level 3 of $18.0 billion as a result of prices and other valuation inputs becoming unobservable for a number of items including auction rate securities and Alt-A mortgage securities.

    (ii)
    Net realized and unrealized losses of $8.4 billion recorded in principal transactions which is largely due to losses incurred in direct ABS CDO super senior exposures, auction rate securities and Alt-A mortgage securities.

    (ii)
    Net purchases of trading securities $5.6 billion in Level 3.

  •
  The increase in Level 3 long-term debt of $38.2 billion is substantially related to the transfer of consolidated SIV debt from Level 2, as the availability of observable inputs continued to decline.

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

        The following table presents all loans held-for-sale that are carried at LOCOM as of March 31, 2009 and December 31, 2008 (in billions):

	Aggregate Cost	Fair Value	Level 2	Level 3
March 31, 2009	$1.0	$0.5	$0.5	$0.0
December 31, 2008	3.1	2.1	0.8	1.3

 18.    FAIR-VALUE ELECTIONS (SFAS 155, SFAS 156 and SFAS 159)

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

        The Company also has elected the fair-value accounting provisions permitted under SFAS 155 and SFAS 156 for certain assets and liabilities. In accordance with SFAS 155, which was primarily adopted on a prospective basis, hybrid financial instruments, such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as certain interest-only instruments, may be accounted for at fair value if the Company makes an irrevocable election to do so on an instrument-by-instrument basis. The changes in fair value are recorded in current earnings. Additional discussion regarding the applicable areas in which SFAS 155 was adopted is presented in Note 17.

        SFAS 156 requires all servicing rights to be recognized initially at fair value. At its initial adoption, the standard permits a one-time irrevocable election to re-measure each class of servicing rights at fair value, with the changes in fair value recorded in current earnings. The classes of servicing rights are identified based on the availability of market inputs used in determining their fair values and the methods for managing their risks. The Company has elected fair-value accounting for its mortgage and student loan classes of servicing rights. The impact of adopting this standard was not material. See Note 15 for further discussions regarding the accounting and reporting of mortgage servicing rights.

        The following table presents, as of March 31, 2009, the fair value of those positions selected for fair-value accounting in accordance with SFAS 159, SFAS 156, and SFAS 155, as well as the changes in fair value for the quarters ended March 31, 2009 and March 31, 2008.

	Fair Value at		Changes in fair value gains (losses) for quarters ended March 31,
In millions of dollars	March 31, 2009	December 31, 2008	2009	2008(2)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell Selected portfolios of securities purchased under agreements to resell, securities borrowed(1)	$79,674	$70,305	$(289)	$1,093

Trading account assets:
Legg Mason convertible preferred equity securities originally classified as available-for-sale	$—	$—	$—	$(13)
Selected letters of credit hedged by credit default swaps or participation notes	3	—	2	—
Certain credit products	13,047	16,254	1,139	(635)
Certain hybrid financial instruments	18	33	—	3
Retained interests from asset securitizations	2,728	3,026	507	80

Total trading account assets	$15,796	$19,313	$1,648	$(565)

Investments:
Certain investments in private equity and real estate ventures	$411	$469	$(28)	$3
Other	227	295	(72)	3

Total investments	$638	$764	$(100)	$6

Loans:
Certain credit products	$1,944	$2,315	$(21)	$(15)
Certain mortgage loans	32	36	(1)	(2)
Certain hybrid financial instruments	377	381	(18)	(5)

Total loans	$2,353	$2,732	$(40)	$(22)

Other assets:
Mortgage servicing rights	$5,481	$5,657	$130	$(353)
Certain mortgage loans	5,256	4,273	116	105
Certain equity method investments	759	936	(22)	(18)

Total other assets	$11,496	$10,866	$224	$(266)

Total	$109,957	$103,980	$1,443	$246

Liabilities
Interest-bearing deposits:
Certain structured liabilities	$232	$320	$—	$1
Certain hybrid financial instruments	2,017	2,286	(74)	276

Total interest-bearing deposits	$2,249	$2,606	$(74)	$277

Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase, securities loaned(1)	$122,317	$138,866	$27	$(163)

Trading account liabilities:
Selected letters of credit hedged by credit default swaps or participation notes	$35	$72	$37	$—
Certain hybrid financial instruments	4,237	4,679	528	1,176

Total trading account liabilities	$4,272	$4,751	$565	$1,176

Short-term borrowings:
Certain non-collateralized short-term borrowings	$1,342	$2,303	$34	$(83)
Certain hybrid financial instruments	615	2,112	30	31
Certain structured liabilities	3	3	—	—
Certain non-structured liabilities	5,329	13,189	8	—

Total short-term borrowings	$7,289	$17,607	$72	$(52)

Long-term debt:
Certain structured liabilities	$2,802	$3,083	$229	$102
Certain non-structured liabilities	5,870	7,189	44	2,409
Certain hybrid financial instruments	14,663	16,991	512	870

Total long-term debt	$23,335	$27,263	$785	$3,381

Total	$159,462	$191,093	$1,375	$4,619

(1)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" (FIN 41).

(2)
Reclassified to conform to current period's presentation.

Own-Credit Valuation Adjustment

        The fair value of debt liabilities for which the fair-value option was elected (other than non-recourse and similar liabilities) was impacted by the widening of the Company's credit spread. The estimated change in the fair value of these debt liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a gain of $180 million and $1.28 billion for the three months ended March 31, 2009 and March 31, 2008, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current observable credit spreads into the relevant valuation technique used to value each liability as described above.

        During the fourth quarter of 2008, the Company changed the source of its credit spreads from those observed in the credit default swap market to those observed in the bond market. Had this modification been in place since the beginning of 2008, the change in the Company's own credit spread would have been a gain of $1.25 billion, or approximately $30 million less than that previously reported.

SFAS 159 The Fair-Value Option for Financial Assets and Financial Liabilities

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

        The notional amount of these unfunded letters of credit was $1.4 billion as of March 31, 2009 and December 31, 2008. The amount funded was insignificant with no amounts 90 days or more past due or on a non-accrual status at March 31, 2009 and December 31, 2008.

        These items have been classified appropriately in Trading account assets or Trading account liabilities on the Consolidated Balance Sheet. Changes in fair value of these items are classified in Principal transactions in the Company's Consolidated Statement of Income.

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

        The following table provides information about certain credit products carried at fair value:

	March 31, 2009		December 31, 2008
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$13,047	$1,944	$16,254	$2,315
Aggregate unpaid principal balance in excess of fair value	$5,601	$13	$6,501	$3
Balance of non-accrual loans or loans more than 90 days past due	$243	$1,055	$77	$1,113
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	$114	$(1)	$190	$(4)

        In addition to the amounts reported above, $75 million and $72 million of unfunded loan commitments related to certain credit products selected for fair-value accounting were outstanding as of March 31, 2009 and December 31, 2008, respectively.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on trading account assets or loans depending on their balance sheet classifications. The changes in fair value for the three months ended March 31, 2009 and 2008 due to instrument-specific credit risk totaled to a loss of $9 million and $16 million, respectively.

Certain investments in private equity and real estate ventures and certain equity method investments

        Citigroup invests in private equity and real estate ventures for the purpose of earning investment returns and for capital appreciation. The Company has elected the fair-value option for certain of these ventures, because such investments are considered similar to many private equity or hedge fund activities in our investment companies, which are reported at fair value. The fair-value option brings consistency in the accounting and evaluation of certain of these investments. As required by SFAS 159, all investments (debt and equity) in such private equity and real estate entities are accounted for at fair value. These investments are classified as Investments on Citigroup's Consolidated Balance Sheet.

        Citigroup also holds various non-strategic investments in leveraged buyout funds and other hedge funds that previously were required to be accounted for under the equity method. The Company elected fair-value accounting to reduce operational and accounting complexity. Since the funds account for all of their underlying assets at fair value, the impact of applying the equity method to Citigroup's investment in these funds was equivalent to fair-value accounting. Thus, this fair-value election had no impact on opening Retained earnings. These investments are classified as Other assets on Citigroup's Consolidated Balance Sheet.

        Changes in the fair values of these investments are classified in Other revenue in the Company's Consolidated Statement of Income.

Certain structured liabilities

        The Company has elected the fair-value option for certain structured liabilities whose performance is linked to structured interest rates, inflation or currency risks ("structured liabilities"). The Company elected the fair-value option, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair-value basis. These positions will continue to be classified as debt, deposits or derivatives (Trading account liabilities) on the Company's Consolidated Balance Sheet according to their legal form.

        For those structured liabilities classified as Long-term debt for which the fair-value option has been elected, the aggregate unpaid principal balance exceeds the aggregate fair value of such instruments by $9 million as of March 31, 2009 and $277 million as of December 31, 2008.

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

        For those non-structured liabilities classified as Short-term borrowings for which the fair-value option has been elected, the aggregate unpaid principal balance exceeds the aggregate fair value of such instruments by $12 million as of March 31, 2009 and the aggregate fair value exceeds the aggregate unpaid principal balance by $5 million as December 31, 2008.

        For non-structured liabilities classified as Long-term debt for which the fair-value option has been elected, the aggregate unpaid principal balance exceeded the aggregate fair value of such instruments by $95 million and $97 million as of March 31, 2009 and December 31, 2008, respectively. The change in fair value for these non-structured liabilities is reported in Principal transactions in the Company's Consolidated Statement of Income.

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

        The following table provides information about certain mortgage loans carried at fair value:

In millions of dollars	March 31, 2009	December 31, 2008
Carrying amount reported on the Consolidated Balance Sheet	$5,256	$4,273
Aggregate fair value in excess of unpaid principal balance	$155	$138
Balance on non-accrual loans or loans more than 90 days past due	$10	$9
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	$6	$2

        The changes in fair values of these mortgage loans is reported in Other revenue in the Company's Consolidated Statement of Income. The changes in fair value during the three months ended March 31, 2009 and March 31, 2008 due to instrument-specific credit risk resulted in a $5 million loss and $8 million loss, respectively. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

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

        The Company has elected fair-value accounting for these instruments because these exposures are considered to be trading-related positions and, therefore, are managed on a fair-value basis. In addition, the accounting for these instruments is simplified under a fair-value approach as it eliminates the complicated operational requirements of bifurcating the embedded derivatives from the host contracts and accounting for each separately. The hybrid financial instruments are classified as Trading account assets, Loans, Deposits, Trading account liabilities (for prepaid derivatives), Short-term borrowings or Long-Term Debt on the Company's Consolidated Balance Sheet according to their legal form, while residual interests in certain securitizations are classified as Trading account assets.

        For hybrid financial instruments for which fair-value accounting has been elected under SFAS 155 and that are classified as Long-term debt, the aggregate unpaid principal exceeds the aggregate fair value by $2.4 billion and $1.9 billion as of March 31, 2009 and December 31, 2008, respectively. The difference for those instruments classified as Loans is immaterial.

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

Mortgage servicing rights

        The Company accounts for mortgage servicing rights (MSRs) at fair value in accordance with SFAS 156. Fair value for MSRs is determined using an option-adjusted spread valuation approach. This approach consists of projecting servicing cash flows under multiple interest-rate scenarios and discounting these cash flows using risk-adjusted rates. The model assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The fair value of MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company hedges a significant portion of the values of its MSRs through the use of interest-rate derivative contracts, forward-purchase commitments of mortgage-backed securities, and purchased securities classified as trading. See Note 15 for further discussions regarding the accounting and reporting of MSRs.

        These MSRs, which totaled $5.5 billion and $5.7 billion as of March 31, 2009 and December 31, 2008, respectively, are classified as Mortgage servicing rights on Citigroup's Consolidated Balance Sheet. Changes in fair value of MSRs are recorded in Commissions and fees in the Company's Consolidated Statement of Income.

 19.    GUARANTEES

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

        The following tables present information about the Company's guarantees at March 31, 2009 and December 31, 2008:

	Maximum potential amount of future payments
In billions of dollars at March 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2009
Financial standby letters of credit	$63.8	$30.7	$94.5	$296.6
Performance guarantees	11.5	3.5	15.0	24.9
Derivative instruments considered to be guarantees	9.3	4.3	13.6	2,259.1
Loans sold with recourse	—	0.3	0.3	54.8
Securities lending indemnifications(1)	33.8	—	33.8	—
Credit card merchant processing(1)	48.1	—	48.1	—
Custody indemnifications and other	—	20.8	20.8	151.0

Total	$166.5	$59.6	$226.1	$2,786.4

	Maximum potential amount of future payments
In billions of dollars at December 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2008
Financial standby letters of credit	$31.6	$62.6	$94.2	$289.0
Performance guarantees	9.4	6.9	16.3	23.6
Derivative instruments considered to be guarantees(2)	7.6	7.2	14.8	1,308.4
Guarantees of collection of contractual cash flows(1)	—	0.3	0.3	—
Loans sold with recourse	—	0.3	0.3	56.4
Securities lending indemnifications(1)	47.6	—	47.6	—
Credit card merchant processing(1)	56.7	—	56.7	—
Custody indemnifications and other	—	21.6	21.6	149.2

Total	$152.9	$98.9	$251.8	$1,826.6

(1)
The carrying values of guarantees of collections of contractual cash flows, securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.

(2)
Reclassified to conform to current period presentation.

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

Performance Guarantees

        Performance guarantees and letters of credit are issued to guarantee a customer's tender bid on a construction or systems-installation project or to guarantee completion of such projects in accordance with contract terms. They are also issued to support a customer's obligation to supply specified products, commodities, or maintenance or warranty services to a third party.

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

        In instances where the Company's maximum potential future payment is unlimited, the notional amount of the contract is disclosed.

Guarantees of Collection of Contractual Cash Flows

        Guarantees of collection of contractual cash flows protect investors in credit card receivables securitization trusts from loss of interest relating to insufficient collections on the underlying receivables in the trusts. The notional amount of these guarantees as of December 31, 2008 is $300 million. No such guarantees were outstanding at March 31, 2009.

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

        The Company's maximum potential contingent liability related to both bankcard and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At March 31, 2009 and December 31, 2008, this maximum potential exposure was estimated to be $48 billion and $57 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At March 31, 2009 and December 31, 2008, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

Custody Indemnifications

        Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients' assets.

Other

        As of December 31, 2008, Citigroup carried a reserve of $149 million related to certain of Visa USA's litigation matters. As of March 31, 2009, the carrying value of the reserve was $151 million. This reserve is included in Other liabilities on the Consolidated Balance Sheet.

Other Guarantees and Indemnifications

        The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At March 31, 2009 and December 31, 2008, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008, related to these indemnifications and they are not included in the table.

        In addition, the Company is a member of or shareholder in hundreds of value-transfer networks (VTNs) (payment clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table and there are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2009 or December 31, 2008 for potential obligations that could arise from the Company's involvement with VTN associations.

        At March 31, 2009 and December 31, 2008, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the table amounted to approximately $2,786 million and $1,827 million, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at March 31, 2009 and December 31, 2008, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $947 million and $887 million relating to letters of credit and unfunded lending commitments, respectively.

Collateral

        Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $25 billion and $33 billion at March 31, 2009 and December 31, 2008, respectively. Securities and other marketable assets held as collateral amounted to $18 billion and $27 billion, the majority of which collateral is held to reimburse losses realized under securities lending indemnifications. The decrease from December 31, 2008 is in line with the decrease in the notional amount of these indemnifications, which are collateralized. Additionally, letters of credit in favor of the Company held as collateral amounted to $597 million and $503 million at March 31, 2009 and December 31, 2008, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Performance Risk

        Citigroup evaluates the performance risk of its guarantees based on the assigned referenced counterparty internal or external ratings. Where external ratings are used, investment-grade ratings are considered to be Baa/BBB and above, while anything below is considered non-investment grade. The Citigroup internal ratings are in line with the related external rating system. On certain underlying referenced credits or entities, ratings are not available. Such referenced credits are included in the "Not-rated" category. The maximum potential amount of the future payments related to guarantees and credit derivatives sold is determined to be the notional amount of these contracts, which is the par amount of the assets guaranteed.

        Presented in the tables below is the maximum potential amount of future payments classified based upon internal and external credit ratings as of March 31, 2009 and December 31, 2008. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars as of March 31, 2009	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$36.4	$28.5	$29.6	$94.5
Performance guarantees	5.9	3.8	5.3	15.0
Derivative instruments deemed to be guarantees	—	—	13.6	13.6
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	33.8	33.8
Credit card merchant processing	—	—	48.1	48.1
Custody indemnifications and other	17.6	3.2	—	20.8

Total	$59.9	$35.5	$130.7	$226.1

	Maximum potential amount of future payments
In billions of dollars as of December 31, 2008	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$49.2	$28.6	$16.4	$94.2
Performance guarantees	5.7	5.0	5.6	16.3
Derivative instruments deemed to be guarantees	—	—	14.8	14.8
Guarantees of collection of contractual cash flows	—	—	0.3	0.3
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	47.6	47.6
Credit card merchant processing	—	—	56.7	56.7
Custody indemnifications and other	18.5	3.1	—	21.6

Total	$73.4	$36.7	$141.7	$251.8

Credit Derivatives

        A credit derivative is a bilateral contract between a buyer and a seller under which the seller agrees to provide protection to the buyer against the credit risk of a particular entity ("reference entity" or "reference credit"). Credit derivatives generally require that the seller of credit protection make payments to the buyer upon the occurrence of predefined credit events (commonly referred to as "settlement triggers"). These settlement triggers are defined by the form of the derivative and the reference credit and are generally limited to the market standard of failure to pay on indebtedness and bankruptcy of the reference credit and, in a more limited range of transactions, debt restructuring. Credit derivative transactions referring to emerging market reference credits will also typically include additional settlement triggers to cover the acceleration of indebtedness and the risk of repudiation or a payment moratorium. In certain transactions, protection may be provided on a portfolio of referenced credits or asset-backed securities. The seller of such protection may not be required to make payment until a specified amount of losses has occurred with respect to the portfolio and/or may only be required to pay for losses up to a specified amount.

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

        A credit default swap is a contract in which, for a fee, a protection seller (guarantor) agrees to reimburse a protection buyer (beneficiary) for any losses that occur due to a credit event on a reference entity. If there is no credit default event or settlement trigger, as defined by the specific derivative contract, then the guarantor makes no payments to the beneficiary and receives only the contractually specified fee. However, if a credit event occurs as defined in the specific derivative contract sold, the guarantor will be required to make a payment to the beneficiary.

        A total return swap transfers the total economic performance of a reference asset, which includes all associated cash flows, as well as capital appreciation or depreciation. The protection buyer (beneficiary) receives a floating rate of interest and any depreciation on the reference asset from the protection seller (guarantor) and, in return, the protection seller receives the cash flows associated with the reference asset plus any appreciation. Thus, according to the total return swap agreement, the beneficiary will be obligated to make a payment any time the floating interest rate payment and any depreciation of the reference asset exceed the cash flows associated with the underlying asset. A total return swap may terminate upon a default of the reference asset subject to the provisions of the related total return swap agreement between the protection seller (guarantor) and the protection buyer (beneficiary).

        A credit option is a credit derivative that allows investors to trade or hedge changes in the credit quality of the reference asset. For example, in a credit spread option, the option writer (guarantor) assumes the obligation to purchase or sell the reference asset at a specified "strike" spread level. The option purchaser (beneficiary) buys the right to sell the reference asset to, or purchase it from, the option writer at the strike spread level. The payments on credit spread options depend either on a particular credit spread or the price of the underlying credit-sensitive asset. The options usually terminate if the underlying assets default.

        A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return which will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of March 31, 2009 and December 31, 2008, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

        The following tables summarize the key characteristics of the Company's credit derivative portfolio as protection seller (guarantor) as of March 31, 2009 and December 31, 2008:

In millions of dollars as of March 31, 2009	Maximum potential amount of future payments	Fair value payable
By industry/counterparty
Bank	$919,354	$123,437
Broker-dealer	345,582	56,181
Monoline	139	91
Non-financial	5,327	5,121
Insurance and other financial institutions	135,729	21,581

Total by industry/counterparty	$1,406,131	$206,411

By instrument:
Credit default swaps and options	$1,404,928	$206,057
Total return swaps and other	1,203	354

Total by instrument	$1,406,131	$206,411

By rating:
Investment grade	$808,602	$88,952
Non-investment grade	362,851	79,409
Not rated	234,678	38,050

Total by rating	$1,406,131	$206,411

In millions of dollars as of December 31, 2008	Maximum potential amount of future payments	Fair value payable
By industry/counterparty
Bank	$943,949	$118,428
Broker-dealer	365,664	55,458
Monoline	139	91
Non-financial	7,540	2,556
Insurance and other financial institutions	125,988	21,700

Total by industry/counterparty	$1,443,280	$198,233

By instrument:
Credit default swaps and options	$1,441,375	$197,981
Total return swaps and other	1,905	252

Total by instrument	$1,443,280	$198,233

By rating:
Investment grade	$851,426	$83,672
Non-investment grade	410,483	87,508
Not rated	181,371	27,053

Total by rating	$1,443,280	$198,233

        Citigroup evaluates the payment/performance risk of the credit derivatives to which it stands as guarantor based on the credit rating which has been assigned to the underlying referenced credit. Where external ratings by nationally recognized statistical rating organizations (such as Moody's and S&P), are used, investment grade ratings are considered to be Baa/BBB or above, while anything below is considered non-investment grade. The Citigroup internal ratings are in line with the related external credit rating system. On certain underlying referenced credit, mainly related to over-the-counter credit derivatives, ratings are not available, and these are included in the not-rated category. Credit derivatives written on an underlying non-investment grade referenced credit represent greater payment risk to the Company. The non-investment grade category in the table above primarily includes credit derivatives where the underlying referenced entity has been downgraded subsequent to the inception of the derivative.

Credit Commitments

        The table below summarizes Citigroup's other commitments as of March 31, 2009 and December 31, 2008.

In millions of dollars	U.S.	Outside U.S.	March 31, 2009	December 31, 2008
Commercial and similar letters of credit	$2,085	$5,233	$7,318	$8,215
One- to four-family residential mortgages	734	258	992	937
Revolving open-end loans secured by one- to four-family residential properties	24,611	2,573	27,184	25,212
Commercial real estate, construction and land development	1,744	581	2,325	2,702
Credit card lines	750,451	126,881	877,332	1,002,437
Commercial and other consumer loan commitments	199,803	86,558	286,361	309,997

Total	$979,428	$222,084	$1,201,512	$1,349,500

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

Commercial Real Estate, Construction and Land Development

        Commercial real estate, construction and land development include unused portions of commitments to extend credit for the purpose of financing commercial and multifamily residential properties as well as land development projects. Both secured-by-real estate and unsecured commitments are included in this line. In addition, undistributed loan proceeds where there is an obligation to advance for construction progress, are also included in this line. However, this line only includes those extensions of credit that once funded will be classified as Loans on the Consolidated Balance Sheet.

Credit card lines

        Citigroup provides credit to customers by issuing credit cards. The credit card lines are unconditionally cancellable by the issuer.

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include commercial commitments to make or purchase loans, to purchase third-party receivables and to provide note issuance or revolving underwriting facilities. Amounts include $130 billion and $140 billion with an original maturity of less than one year at March 31, 2009 and December 31, 2008, respectively. In addition, included in this line item are highly leveraged financing commitments which are agreements that provide funding to a borrower with higher levels of debt (measured by the ratio of debt capital to equity capital of the borrower) than is generally considered normal for other companies. This type of financing is commonly employed in corporate acquisitions, management buy-outs and similar transactions.

20.    CONTINGENCIES

        The Company is a defendant in numerous lawsuits and other legal proceedings, described under "Legal Proceedings," arising out of alleged misconduct in connection with certain matters. In view of the large number of such matters, the uncertainties of the timing and outcome of this type of litigation, the novel issues presented, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the Company's litigation reserves. The Company will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interests of the Company.

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

21.   CITIBANK, N.A. EQUITY

Statement of Changes in Equity (Unaudited)

	Three Months Ended March 31,
In millions of dollars, except shares	2009	2008
Common stock ($20 par value)
Balance, beginning of period—Shares: 37,534,553 in 2009 and 2008	$751	$751

Balance, end of period—Shares: 37,534,553 in 2009 and 2008	$751	$751

Surplus
Balance, beginning of period	$74,767	$69,135
Capital contribution from parent company	27,451	18
Employee benefit plans	1	1

Balance, end of period	$102,219	$69,154

Retained earnings
Balance, beginning of period	$21,735	$31,915
Adjustment to opening balance, net of taxes(1)	402	—

Adjusted balance, beginning of period	$22,137	$31,915
Net income (loss)	1,470	(881)
Dividends paid	—	(8)
Other(2)	117	—

Balance, end of period	$23,724	$31,026

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(15,895)	$(2,495)
Adjustment to opening balance, net of taxes(1)	(402)	—

Adjusted balance, beginning of period	$(16,297)	$(2,495)
Net change in unrealized gains (losses) on investment securities available-for-sale, net of taxes	(125)	(1,942)
Net change in FX translation adjustment, net of taxes	(2,106)	799
Net change in cash flow hedges, net of taxes	1,131	(1,008)
Pension liability adjustment, net of taxes	24	48

Net change in Accumulated other comprehensive income (loss)	$(1,076)	$(2,103)

Balance, end of period	$(17,373)	$(4,598)

Total Citibank common stockholder's equity and total Citibank stockholder's equity	$109,321	$96,333

Noncontrolling interest
Balance, beginning of period	1,082	1,266
Transactions between Citi and the noncontrolling interest shareholders	(130)	—
Net income attributable to noncontrolling interest shareholders	8	25
Dividends paid to noncontrolling interest shareholders	(6)	(6)
Accumulated other comprehensive income—Net change in unrealized gains and losses on investments securities, net of tax	(3)	1
Accumulated other comprehensive income—Net change in FX translation adjustment, net of tax	(86)	69
All other	(5)	(2)

Net change in noncontrolling interest	$(222)	$87

Balance, end of period	$860	$1,353

Total equity	$110,181	$97,686

Comprehensive income (loss)
Net income (loss)	$1,478	$(856)
Net change in Accumulated other comprehensive income (loss)	(1,165)	(2,033)

Comprehensive income (loss)	$313	$(2,889)
Comprehensive income attributable to the noncontrolling interest	81	(95)

Comprehensive income attributable to Citibank	$394	$(2,984)

(1)
The adjustment to the opening balances for Retained earnings and Accumulated other comprehensive income (loss) represent the cumulative effect of initially adopting FSP FAS 115-2. (See Note 1 for further disclosure).

(2)
Represents the accounting in accordance with SFAS 141, Business Combinations for the transfers of assets and liabilities between Citibank, N.A and other affiliates under the common control of Citigroup.

22.    CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

        These unaudited condensed consolidating financial statement schedules are presented for purposes of additional analysis but should be considered in relation to the consolidated financial statements of Citigroup taken as a whole.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$19	$—	$—	$—	$—	$—	$(19)	$—
Interest revenue	120	2,269	—	1,633	1,864	16,356	(1,633)	20,609
Interest revenue—intercompany	802	708	1,060	10	116	(2,686)	(10)	—
Interest expense	2,224	691	516	25	102	4,178	(25)	7,711
Interest expense—intercompany	(236)	1,099	179	576	470	(1,512)	(576)	—

Net interest revenue	$(1,066)	$1,187	$365	$1,042	$1,408	$11,004	$(1,042)	$12,898

Commissions and fees	$—	$1,653	$—	$11	$30	$2,643	$(11)	$4,326
Commissions and fees—intercompany	—	33	—	19	21	(54)	(19)	—
Principal transactions	(357)	(1,704)	986	—	(2)	4,871	—	3,794
Principal transactions—intercompany	143	3,138	(673)	—	(10)	(2,598)	—	—
Other income	3,522	702	(40)	102	148	(561)	(102)	3,771
Other income—intercompany	(2,369)	18	30	—	24	2,297	—	—

Total non-interest revenues	$939	$3,840	$303	$132	$211	$6,598	$(132)	$11,891

Total revenues, net of interest expense	$(108)	$5,027	$668	$1,174	$1,619	$17,602	$(1,193)	$24,789

Provisions for credit losses and for benefits and claims	$—	$24	$—	$956	$1,051	$9,232	$(956)	$10,307

Expenses
Compensation and benefits	$(50)	$1,857	$—	$120	$148	$4,464	$(120)	$6,419
Compensation and benefits—intercompany	2	193	—	—	37	(232)	—	—
Other expense	228	659	1	109	147	4,633	(109)	5,668
Other expense—intercompany	109	6	3	166	153	(271)	(166)	—

Total operating expenses	$289	$2,715	$4	$395	$485	$8,594	$(395)	$12,087

Income (Loss) before taxes and equity in undistributed income of subsidiaries	$(397)	$2,288	$664	$(177)	$83	$(224)	$158	$2,395
Income taxes (benefits)	651	692	232	(59)	32	(822)	59	785
Equities in undistributed income of subsidiaries	2,641	—	—	—	—	—	(2,641)	—
Income (Loss) from continuing operations	$1,593	$1,596	$432	$(118)	$51	$598	$(2,542)	$1,610
Income from discontinued operations, net of taxes	—	—	—	—	—	(33)	—	(33)

Net income (Loss) before attribution of Noncontrolling Interests	$1,593	$1,596	$432	$(118)	$51	$565	$(2,542)	$1,577

Net Income (Loss) attributable to Noncontrolling Interests	—	(1)	—	—	—	(15)	—	(16)

Citigroup's Net Income (Loss)	$1,593	$1,597	$432	$(118)	$51	$580	$(2,542)	$1,593

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended March 31, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$1,366	$—	$—	$—	$—	$—	$(1,366)	$—
Interest revenue	134	5,824	—	1,812	2,092	21,140	(1,812)	29,190
Interest revenue—intercompany	1,306	445	1,412	11	151	(3,314)	(11)	—
Interest expense	2,291	4,063	961	41	175	8,632	(41)	16,122
Interest expense—intercompany	(27)	1,406	108	624	693	(2,180)	(624)	—

Net interest revenue	$(824)	$800	$343	$1,158	$1,375	$11,374	$(1,158)	$13,068

Commissions and fees	$—	$2,233	$—	$20	$47	$(704)	$(20)	$1,576
Commissions and fees—intercompany	(10)	72	—	7	11	(73)	(7)	—
Principal transactions	958	(7,568)	816	—	(4)	(865)	—	(6,663)
Principal transactions—intercompany	(284)	176	(582)	—	23	667	—	—
Other income	(1,756)	964	(66)	109	134	5,184	(109)	4,460
Other income—intercompany	1,306	540	70	7	26	(1,942)	(7)	—

Total non-interest revenues	$214	$(3,583)	$238	$143	$237	$2,267	$(143)	$(627)

Total revenues, net of interest expense	$756	$(2,783)	$581	$1,301	$1,612	$13,641	$(2,667)	$12,441

Provisions for credit losses and for benefits and claims	$—	$16	$—	$989	$1,086	$4,750	$(989)	$5,852

Expenses
Compensation and benefits	$(7)	$2,804	$—	$198	$274	$5,693	$(198)	$8,764
Compensation and benefits—intercompany	2	236	—	49	50	(288)	(49)	—
Other expense	49	959	—	125	167	5,836	(125)	7,011
Other expense—intercompany	33	335	15	81	104	(487)	(81)	—

Total operating expenses	$77	$4,334	$15	$453	$595	$10,754	$(453)	$15,775

Income (Loss) before taxes and equity in undistributed income of subsidiaries	$679	$(7,133)	$566	$(141)	$(69)	$(1,863)	$(1,225)	$(9,186)
Income taxes (benefits)	(437)	(2,744)	200	(45)	(16)	(942)	45	(3,939)
Equities in undistributed income of subsidiaries	(6,227)	—	—	—	—	—	6,227	—
Income (Loss) from continuing operations	$(5,111)	$(4,389)	$366	$(96)	$(53)	$(921)	$4,957	$(5,247)
Income from discontinued operations, net of taxes	—	—	—	—	—	115	—	115

Net income (Loss) before attribution of Noncontrolling Interests	$(5,111)	$(4,389)	$366	$(96)	$(53)	$(806)	$4,957	$(5,132)

Net Income (Loss) attributable to Noncontrolling Interests	—	(6)	—	—	—	(15)	—	(21)

Citigroup's Net Income (Loss)	$(5,111)	$(4,383)	$366	$(96)	$(53)	$(791)	$4,957	$(5,111)

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$2,901	$—	$136	$190	$27,972	$(136)	$31,063
Cash and due from banks—intercompany	14	1,262	1	139	153	(1,430)	(139)	—
Federal funds sold and resale agreements	—	163,989	—	—	—	15,614	—	179,603
Federal funds sold and resale agreements—intercompany	—	23,912	—	—	—	(23,912)	—	—
Trading account assets	25	135,342	296	—	12	199,547	—	335,222
Trading account assets—intercompany	466	10,736	3,555	—	185	(14,942)	—	—
Investments	10,034	329	—	2,105	2,359	226,084	(2,105)	238,806
Loans, net of unearned income	—	519	—	46,651	52,943	603,830	(46,651)	657,292
Loans, net of unearned income—intercompany	—	—	137,373	5,152	9,271	(146,644)	(5,152)	—
Allowance for loan losses	—	(143)	—	(3,378)	(3,629)	(27,931)	3,378	(31,703)

Total loans, net	$—	$376	$137,373	$48,425	$58,585	$429,255	$(48,425)	$625,589

Advances to subsidiaries	134,731	—	—	—	—	(134,731)	—	—
Investments in subsidiaries	182,783	—	—	—	—	—	(182,783)	—
Other assets	16,416	69,188	53	6,216	7,032	319,606	(6,216)	412,295
Other assets—intercompany	16,984	50,462	2,949	228	846	(71,241)	(228)	—

Total assets	$361,453	$458,497	$144,227	$57,249	$69,362	$971,822	$(240,032)	$1,822,578

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$762,696	$—	$762,696
Federal funds purchased and securities loaned or sold	—	148,382	—	—	—	36,421	—	184,803
Federal funds purchased and securities loaned or sold—intercompany	185	9,603	—	—	—	(9,788)	—	—
Trading account liabilities	—	63,108	—	—	—	67,718	—	130,826
Trading account liabilities—intercompany	781	9,689	2,706	—	—	(13,176)	—	—
Short-term borrowings	2,364	7,080	30,912	—	7	76,026	—	116,389
Short-term borrowings—intercompany	—	90,375	63,531	7,355	36,442	(190,348)	(7,355)	—
Long-term debt	186,740	15,311	40,523	2,124	7,691	86,987	(2,124)	337,252
Long-term debt—intercompany	2,083	41,720	1,375	39,762	17,654	(62,832)	(39,762)	—
Advances from subsidiaries	10,508	—	—	—	—	(10,508)	—	—
Other liabilities	7,657	57,000	952	1,857	1,672	77,404	(1,857)	144,685
Other liabilities—intercompany	7,201	6,491	98	852	518	(14,308)	(852)	—

Total liabilities	$217,519	$448,759	$140,097	$51,950	$63,984	$806,292	$(51,950)	$1,676,651

Citigroup stockholder's equity	143,934	9,330	4,130	5,299	5,378	163,945	(188,082)	143,934
Noncontrolling interest	—	408	—	—	—	1,585	—	1,993

Total equity	$143,934	$9,738	$4,130	$5,299	$5,378	$165,530	$(188,082)	$145,927

Total liabilities and equity	$361,453	$458,497	$144,227	$57,249	$69,362	$971,822	$(240,032)	$1,822,578

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$3,142	$—	$149	$211	$25,900	$(149)	$29,253
Cash and due from banks—intercompany	13	1,415	1	141	185	(1,614)	(141)	—
Federal funds sold and resale agreements	—	167,589	—	—	—	16,544	—	184,133
Federal funds sold and resale agreements—intercompany	—	31,446	—	—	—	(31,446)	—	—
Trading account assets	20	155,136	88	—	15	222,376	—	377,635
Trading account assets—intercompany	818	11,197	4,439	—	182	(16,636)	—	—
Investments	25,611	382	—	2,059	2,366	227,661	(2,059)	256,020
Loans, net of unearned income	—	663	—	48,663	55,387	638,166	(48,663)	694,216
Loans, net of unearned income—intercompany	—	—	134,744	3,433	11,129	(145,873)	(3,433)	—
Allowance for loan losses	—	(122)	—	(3,415)	(3,649)	(25,845)	3,415	(29,616)

Total loans, net	$—	$541	$134,744	$48,681	$62,867	$466,448	$(48,681)	$664,600
Advances to subsidiaries	167,043	—	—	—	—	(167,043)	—	—
Investments in subsidiaries	149,424	—	—	—	—	—	(149,424)	—
Other assets	12,148	74,740	51	6,156	6,970	332,920	(6,156)	426,829
Other assets—intercompany	14,998	108,952	3,997	254	504	(128,451)	(254)	—

Total assets	$370,075	$554,540	$143,320	$57,440	$73,300	$946,659	$(206,864)	$1,938,470

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$774,185	$—	$774,185
Federal funds purchased and securities loaned or sold	—	165,914	—	—	—	39,379	—	205,293
Federal funds purchased and securities loaned or sold—intercompany	8,673	34,007	—	—	—	(42,680)	—	—
Trading account liabilities	—	70,006	14	—	—	97,458	—	167,478
Trading account liabilities—intercompany	732	12,751	2,660	—	—	(16,143)	—	—
Short-term borrowings	2,571	9,735	30,994	—	222	83,169	—	126,691
Short-term borrowings—intercompany	—	87,432	66,615	6,360	39,637	(193,684)	(6,360)	—
Long-term debt	192,290	20,623	37,374	2,214	8,333	100,973	(2,214)	359,593
Long-term debt—intercompany	—	60,318	878	40,722	17,655	(78,851)	(40,722)	—
Advances from subsidiaries	7,660	—	—	—	—	(7,660)	—	—
Other liabilities	7,347	75,247	855	1,907	1,808	75,951	(1,907)	161,208
Other liabilities—intercompany	9,172	10,213	232	833	332	(19,949)	(833)	—

Total liabilities	$228,445	$546,246	$139,622	$52,036	$67,987	$812,148	$(52,036)	$1,794,448

Citigroup stockholders' equity	141,630	7,819	3,698	5,404	5,313	132,594	(154,828)	141,630
Noncontrolling interest	—	475	—	—	—	1,917	—	2,392

Total equity	$141,630	$8,294	$3,698	$5,404	$5,313	$134,511	$(154,828)	$144,022

Total liabilities and equity	$370,075	$554,540	$$143,320	$57,440	$73,300	$946,659	$(206,864)	$1,938,470

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities	$(17,530)	$15,551	$1,623	$981	$826	$(8,796)	$(981)	$(8,326)

Cash flows from investing activities
Change in loans	$—	$—	$(2,468)	$817	$1,053	$(30,584)	$(817)	$(31,999)
Proceeds from sales and securitizations of loans	—	97	—	—	—	60,232	—	60,329
Purchases of investments	(9,590)	(13)	—	(195)	(211)	(48,322)	195	(58,136)
Proceeds from sales of investments	6,892	—	—	34	42	20,840	(34)	27,774
Proceeds from maturities of investments	17,159	—	—	122	165	15,604	(122)	32,928
Changes in investments and advances—intercompany	7,526	—	—	(1,719)	1,858	(9,384)	1,719	—
Business acquisitions	—	—	—	—	—	—	—	—
Other investing activities	—	3,312	—	—	—	8,266	—	11,578

Net cash (used in) provided by investing activities	$21,987	$3,396	$(2,468)	$(941)	$2,907	$16,652	$941	$42,474

Cash flows from financing activities
Dividends paid	$(1,074)	$—	$—	$—	$—	$—	$—	$(1,074)
Dividends paid-intercompany	(56)	—	—	—	—	56	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—
Treasury stock acquired	(1)	—	—	—	—	—	—	(1)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	1,791	(1,428)	4,047	(90)	(642)	(12,425)	90	(8,657)
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	—	(18,200)	—	(960)	(1)	18,201	960	—
Change in deposits	—	—	—	—	—	(11,489)	—	(11,489)
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	—	(2,656)	(126)	—	51	(7,571)	—	(10,302)
Net change in short-term borrowings and other advances—intercompany	(5,028)	2,943	(3,076)	994	(3,195)	8,356	(994)	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	(88)	—	—	—	—	—	—	(88)

Net cash provided by (used in) financing activities	$(4,456)	$(19,341)	$845	$(56)	$(3,787)	$(4,872)	$56	$(31,611)

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$(756)	$—	$(756)

Net cash used in discontinued operations	$—	$—	$—	$—	$—	$29	$—	$29

Net increase (decrease) in cash and due from banks	$1	$(394)	$—	$(16)	$(54)	$2,257	$16	$1,810
Cash and due from banks at beginning of period	13	4,557	1	290	396	24,286	(290)	29,253

Cash and due from banks at end of period	$14	$4,163	$1	$274	$342	$26,543	$(274)	$31,063

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(27)	$—	$148	$53	$94	$896	$(53)	$1,111
Interest	2,237	3,314	813	763	185	1,813	(763)	8,362
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$367	$380	$263	$(367)	$643

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities	$5,962	$28,583	$(26)	$987	$593	$(33,361)	$(987)	$1,751

Cash flows from investing activities
Change in loans	$—	$54	$(14,069)	$(1,288)	$(1,239)	$(68,019)	$1,288	$(83,273)
Proceeds from sales and securitizations of loans	—	19	—	—	—	67,506	—	67,525
Purchases of investments	(47,741)	(75)	—	(207)	(322)	(44,359)	207	(92,497)
Proceeds from sales of investments	8,565	—	—	65	162	30,844	(65)	39,571
Proceeds from maturities of investments	35,988	—	—	90	98	22,763	(90)	58,849
Changes in investments and advances—intercompany	(16,236)	—	—	(1,978)	514	15,722	1,978	—
Business acquisitions	—	—	—	—	—	—	—	—
Other investing activities	—	(20,058)	—	—	—	16,527	—	(3,531)

Net cash (used in) provided by investing activities	$(19,424)	$(20,060)	$(14,069)	$(3,318)	$(787)	$40,984	$3,318	$(13,356)

Cash flows from financing activities
Dividends paid	$(1,759)	$—	$—	$—	$—	$—	$—	$(1,759)
Dividends paid-intercompany	—	(27)	—	—	—	27	—	—
Issuance of common stock	46	—	—	—	—	—	—	46
Issuance of preferred stock	19,384	—	—	—	—	—	—	19,384
Treasury stock acquired	(6)	—	—	—	—	—	—	(6)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	2,755	(5,989)	1,318	(456)	(1,132)	(4,554)	456	(7,602)
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	—	4,190	—	50	(1,036)	(3,154)	(50)	—
Change in deposits	—	—	—	—	—	4,978	—	4,978
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(4,213)	1,866	2,726	—	6	(11,074)	—	(10,689)
Net change in short-term borrowings and other advances—intercompany	(2,457)	(9,385)	10,053	2,764	2,391	(602)	(2,764)	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	(286)	—	1	—	—	(1)	—	(286)

Net cash provided by (used in) financing activities	$13,464	$(9,345)	$14,098	$2,358	$229	$(14,380)	$(2,358)	$4,066

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$335	$—	$335

Net cash used in discontinued operations	$—	$—	$—	$—	$—	$(165)	$—	$(165)

Net increase (decrease) in cash and due from banks	$2	$(822)	$3	$27	$35	$(6,587)	$(27)	$(7,369)
Cash and due from banks at beginning of period	19	5,297	2	321	440	32,448	(321)	38,206

Cash and due from banks at end of period	$21	$4,475	$5	$348	$475	$25,861	$(348)	$30,837

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$1,033	$(1,976)	$91	$36	$16	$695	$(36)	$(141)
Interest	2,458	6,143	1,119	682	93	7,307	(682)	17,120
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$380	$394	$372	$(380)	$766

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Enron

        In April 2009, the parties in DK ACQUISITION PARTNERS, L.P., ET AL. v. J.P. MORGAN CHASE & CO., ET AL., AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN CHASE & CO., ET AL., and UNICREDITO ITALIANO SpA, ET AL. v. J.P. MORGAN CHASE BANK, ET AL., reached agreements in principle to settle these actions. The three actions, which were commenced separately but were consolidated and pending trial, were brought against Citigroup and its affiliates, and JPMorgan Chase and its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities.

Research

        Metromedia Fiber Network.    On February 27, 2009, the United States District Court for the Southern District of New York approved the class action settlement, and entered a final judgment dismissing the action with prejudice.

Subprime-Mortgage-Related Litigation and Other Matters

        Securities Actions.    On February 20, 2009, plaintiffs in IN RE CITIGROUP INC. SECURITIES LITIGATION, filed an amended consolidated class action complaint. On March 13, 2009, defendants filed motions to dismiss the complaints in IN RE CITIGROUP INC. SECURITIES LITIGATION and IN RE CITIGROUP INC. BOND LITIGATION.

        On March 13 and 16, 2009, two cases were filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933—BUCKINGHAM v. CITIGROUP INC., ET AL. and CHEN v. CITIGROUP INC., ET AL. and were later designated as related to IN RE CITIGROUP INC. BOND LITIGATION. On April 9, 2009, another case asserting violations of the Securities Act of 1933—PELLEGRINI v. CITIGROUP INC., ET AL.—was filed in the United Stated District Court for the Southern District of New York and the parties have jointly requested that the PELLEGRINI action be designated as related to IN RE CITIGROUP INC. SECURITIES LITIGATION and IN RE CITIGROUP INC. BOND LITIGATION.

        On March 20, 2009, an action was filed in the United States District Court for the Southern District of New York alleging violations of the Securities Exchange Act of 1934 and related claims in connection with the marketing of certain CDO securities—EPIRUS CAPITAL MANAGEMENT, LLC, ET AL. v. CITIGROUP INC., ET AL. On April 24, 2009, defendants requested that the case be designated as related to IN RE CITIGROUP INC. SECURITIES LITIGATION.

        On March 23, 2009, a case was filed in the United States District Court for the Southern District of California alleging violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934—BRECHER v. CITIGROUP INC., ET AL. On April 16, 2009, Citigroup filed a motion before the Judicial Panel on Multidistrict Litigation for transfer of the BRECHER action to the Southern District of New York for coordinated pre-trial proceedings with IN RE CITIGROUP INC. SECURITIES LITIGATION and IN RE CITIGROUP INC. BOND LITIGATION.

        Derivative Actions.    On February 24, 2009, the Delaware Court of Chancery granted in substantial part defendants' motion to dismiss the complaint in IN RE CITIGROUP INC. SHAREHOLDER DERIVATIVE LITIGATION. The court dismissed all but one claim for failure to make a pre-suit demand on the Citigroup Board of Directors or to plead demand futility. The sole surviving claim is for alleged waste in connection with the November 4, 2007 letter agreement with Charles Prince, Citigroup's former Chief Executive Officer. Discovery is ongoing.

        Other Matters. Underwriting Actions.    On March 20, 2009, four separately filed actions were consolidated by the United States District Court for the Southern District of New York under the caption IN RE AMERICAN INTERNATIONAL GROUP, INC. SECURITIES LITIGATION.

        Discrimination in Lending Actions.    Two putative class actions have been filed alleging claims of racial discrimination in mortgage lending under the Equal Credit Opportunity Act, the Fair Housing Act, and/or the Civil Rights Act. The first action, PUELLO, ET AL. v. CITIFINANCIAL SERVICES, INC., ET AL., was filed against Citigroup and its affiliates in the United States District Court for the District of Massachusetts. The second action, NAACP v. AMERIQUEST MORTGAGE CO., ET AL., was filed against one of Citigroup's affiliates in the United States District Court for the Central District of California. In each action, defendants' motions to dismiss have been denied.

        Public Nuisance and Related Actions.    On February 12, 2009, BREWTON v. DEUTSCHE BANK TRUST CO., ET AL. was dismissed with prejudice due to plaintiff's lack of standing.

        On January 7, 2009, the court held a hearing on the motion to sever filed by CitiFinancial, Inc. and CitiMortgage, Inc. in CITY OF CLEVELAND v. J.P. MORGAN CHASE BANK, N.A., ET AL.

        Governmental and Regulatory Matters.    Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

Auction Rate Securities-Related Litigation and Other Matters

        Securities Actions.    Beginning in March 2008, Citigroup, its affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and putative class action lawsuits related to Auction Rate Securities (ARS). The putative securities class actions have been consolidated in the United States District Court for the Southern District of New York as IN RE CITIGROUP INC. AUCTION RATE SECURITIES LITIGATION. Several individual ARS actions also have been filed in state and federal courts, asserting, among other things, violations of federal and state securities laws. Citigroup has moved the Judicial Panel on Multidistrict Litigation to transfer all of the individual ARS actions pending in federal court to the Southern District of New York for consolidation or coordination with IN RE CITIGROUP INC. AUCTION RATE SECURITIES LITIGATION.

        Antitrust Actions.    On January 15, 2009, defendants filed motions to dismiss the complaints in MAYOR & CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., ET AL. and RUSSELL MAYFIELD, ET AL. v. CITIGROUP INC., ET AL.

Falcon and ASTA/MAT-Related Litigation and Other Matters

        In re MAT Five Securities Litigation.    On December 4, 2008, defendants filed a motion in the United States District Court for the Southern District of New York to dismiss the complaint in this consolidated action brought by investors in MAT Five LLC. On February 2, 2009, lead plaintiffs informed the court they intended to dismiss voluntarily this action in light of the settlement in MARIE RAYMOND REVOCABLE TRUST, ET AL. v. MAT FIVE LLC, ET AL. in the Delaware Chancery Court, which is currently being appealed. On April 16, 2009, lead plaintiffs requested that the action be stayed pending the outcome of the appeal in the Delaware case.

        Puglisi v. Citigroup Alternative Investments LLC, et al.    On January 9, 2009, plaintiff filed a motion to remand this action, previously consolidated with IN RE MAT FIVE SECURITIES LITIGATION, to New York Supreme Court, after defendants had removed it to the United States District Court for the Southern District of New York.

        Goodwill v. MAT Five LLC, et al.    A settlement of this action was approved by the United States District Court for the Southern District of New York, and this action was dismissed on March 12, 2009.

        Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al.    An appeal from the Delaware Chancery Court's judgment approving the settlement was filed by objectors on January 14, 2009.

        ECA Acquisitions, Inc. et al. v. MAT Three LLC, et al.    Defendants removed this putative class action, filed by investors in MAT One LLC, MAT Two LLC, and MAT Three LLC, to the United States District Court for the Southern District of New York on January 21, 2009. Plaintiffs' motion for remand, filed on February 27, 2009, is currently pending.

        Hahn, et al. v. Citigroup Inc., et al.    On February 3, 2009, investors in MAT Five LLC filed this action against Citigroup and related entities in New York Supreme Court. On April 9, 2009, defendants moved in the Delaware Chancery Court for an order enforcing the MARIE RAYMOND REVOCABLE TRUST settlement and enjoining plaintiffs from pursuing this action in New York Supreme Court. On April 15, 2009, defendants filed a motion in New York Supreme Court to dismiss this action.

        Governmental and Regulatory Matters.    Citigroup and certain of its affiliates are also subject to investigations, subpoenas and/or requests for information from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully on these matters.

Adelphia Communications Corporation

        On December 3, 2008, the Second Circuit Court of Appeals ruled that plaintiff in W.R. HUFF ASSET MANAGEMENT CO., LLC v. DELOITTE & TOUCHE LLP, ET AL. lacked standing to sue. On January 6, 2009, the United States District Court for the Southern District of New York dismissed the action. On April 20, 2009, the United States Supreme Court denied plaintiff's petition for a writ of certiorari.

Other Matters

        Pension Plan Litigation.    On March 20, 2009, the Second Circuit Court of Appeals heard oral argument on defendants' appeal and plaintiffs' cross-appeal.

        Japan Regulatory Matters.    Beginning in late 2008, certain Citigroup affiliates received requests for information from Japanese regulators relating to the accuracy of their large shareholding reporting in Japan. Citigroup and its affiliates are cooperating fully with such requests.

        Lehman Brothers—Structured Notes.    Certain Citigroup subsidiaries served as a distributor of notes issued and guaranteed by Lehman Brothers to retail customers outside the United States. Following the bankruptcy of Lehman Brothers, numerous retail customers have filed, and threatened to file, claims for the loss in value of those investments. In addition, a Public Prosecutor in Belgium has begun a criminal investigation. The Company is cooperating fully with the Belgian Public Prosecutor as well as with various other regulatory authorities outside the United States who continue to show an interest in the Company's role in the distribution of Lehman notes. In March 2009, the Ministry of Development in Greece imposed a $1.3 million fine for alleged violations of the Greek Consumer Protection Act, which the Company intends to appeal.

Settlement Payments

        Any payments required by Citigroup or its affiliates in connection with the settlement agreements described above either have been made, or are covered by existing litigation reserves.

Item 1A.    Risk Factors

        There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Share Repurchases

        Under its long-standing repurchase program, the Company buys back common shares in the market or otherwise from time to time. This program is used for many purposes, including to offset dilution from stock-based compensation programs.

        The following table summarizes the Company's share repurchases during the first three months of 2009:

In millions, except per share amounts	Total shares purchased(1)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 2009
Open market repurchases(1)	—	$—	$6,741
Employee transactions(2)	9.6	3.52	N/A
February 2009
Open market repurchases(1)	0.1	$3.23	$6,741
Employee transactions(2)	0.4	5.66	N/A
March 2009
Open market repurchases(1)	0.1	$2.52	$6,741
Employee transactions(2)	0.7	2.81	N/A

First quarter 2009
Open market repurchases(1)	0.2	$3.03	$6,741
Employee transactions(2)	10.7	3.56	N/A

Total first quarter 2009	10.9	$3.55	$6,741

(1)
All open market repurchases were transacted under an existing authorized share repurchase plan. On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases. Shares repurchased in the first quarter of 2009 relate to customer fails/errors.

(2)
Consists of shares added to treasury stock related to activity on employee stock option program exercises, where the employee delivers existing shares to cover the option exercise, or under the Company's employee restricted or deferred stock program, where shares are withheld to satisfy tax requirements.

N/A    Not applicable.

        In accordance with the various U.S. government programs or agreements to which the Company is party, the Company has agreed not to pay a quarterly common stock dividend exceeding $0.01 per share per quarter for three years (beginning in 2009), or to repurchase its common stock (subject to certain limited exceptions), without the consent of the U.S. Treasury. Citi intends to continue to pay full dividends on its outstanding preferred stock through and until the closing of the public exchange offers, at which point the dividends will be suspended. Citi does not intend to pay common stock dividends during this period and for so long as the preferred stock dividends are suspended.

Item 4. Submission of Matters to a Vote of Security Holders

        Citigroup's Annual Meeting of Stockholders was held on April 21, 2009. At the meeting:

(1)
14 persons were elected to serve as directors of Citigroup;

(2)
the selection of KPMG LLP to serve as the independent registered public accounting firm of Citigroup for 2009 was ratified;

(3)
the Citigroup 2009 Stock Incentive Plan was approved;

(4)
Citigroup's 2008 Executive Compensation was approved;

(5)
a stockholder proposal requesting a report on prior governmental service of certain individuals was defeated;

(6)
a stockholder proposal requesting a report on political contributions was defeated;

(7)
a stockholder proposal requesting a report on predatory credit card practices was defeated;

(8)
a stockholder proposal requesting that two candidates be nominated for each board position was defeated;

(9)
a stockholder proposal requesting a report on the Carbon Principles was defeated;

(10)
a stockholder proposal requesting that executive officers retain 75% of the shares acquired through compensation plans for two years following termination of employment was defeated;

(11)
a stockholder proposal requesting additional disclosure regarding Citigroup's compensation consultants was defeated;

(12)
a stockholder proposal requesting that stockholders holding at least 10% of Citigroup's outstanding common stock have the right to call special shareholder meetings was defeated; and

(13)
a stockholder proposal requesting cumulative voting was defeated.

        Set forth below, with respect to each such matter, are the number of votes cast for or against, and where applicable, the number of abstentions and the number of broker non-votes.

	FOR	AGAINST	ABSTAINED	BROKER NON-VOTES
(1) Election of Directors:
NOMINEE
C. Michael Armstrong	2,652,446,041	1,116,831,414	N/A	N/A
Alain J.P. Belda	3,022,486,697	904,215,624	N/A	N/A
John M. Deutch	2,763,632,744	1,082,994,711	N/A	N/A
Jerry A. Grundhofer	3,644,626,322	281,823,648	N/A	N/A
Andrew N. Liveris	3,324,738,608	518,759,237	N/A	N/A
Anne Mulcahy	2,971,366,829	878,616,981	N/A	N/A
Michael E. O'Neill	3,635,947,437	293,286,786	N/A	N/A
Vikram S. Pandit	3,589,130,584	342,950,642	N/A	N/A
Richard D. Parsons	3,250,927,915	517,709,078	N/A	N/A
Lawrence R. Ricciardi	3,610,264,074	318,141,540	N/A	N/A
Judith Rodin	3,321,205,768	526,914,875	N/A	N/A
Robert L. Ryan	3,595,912,438	330,821,814	N/A	N/A
Anthony M. Santomero	3,626,107,977	302,147,372	N/A	N/A
William S. Thompson, Jr.	3,640,847,453	290,582,223	N/A	N/A
(2) Ratification of Independent Registered Public Accounting Firm.	3,773,157,923	167,307,553	37,393,365	N/A
(3) Proposal to approve the Citigroup 2009 Stock Incentive Plan.	1,623,698,012	617,074,829	32,050,809	1,732,444,835

	FOR	AGAINST	ABSTAINED	BROKER NON-VOTES
(4) Proposal to approve Citi's 2008 Executive Compensation.	3,287,458,436	618,660,115	71,739,578	N/A
(5) Stockholder Proposal Requesting a report on prior governmental service of certain individuals.	220,803,277	1,977,720,383	74,294,752	1,732,450,073
(6) Stockholder Proposal Requesting a report on political contributions.	586,173,849	1,370,127,454	316,517,105	1,732,450,077
(7) Stockholder Proposal Requesting a report on predatory credit card practices.	600,201,556	1,513,330,891	159,290,010	1,732,446,028
(8) Stockholder Proposal Requesting that two candidates be nominated for each board position.	200,880,442	1,948,417,876	123,521,877	1,732,448,290
(9) Stockholder Proposal Requesting a report on the Carbon Principles.	141,241,356	1,783,956,465	347,591,916	1,732,478,748
(10) Stockholder Proposal Requesting that executive officers retain 75% of the shares acquired through compensation plans for two years following termination of employment.	704,417,260	1,538,534,342	29,866,903	1,732,449,980
(11) Stockholder Proposal Requesting additional disclosure regarding Citi's compensation consultants.	1,029,895,487	1,215,878,347	27,045,018	1,732,449,633
(12) Stockholder Proposal Requesting that stockholders holding at least 10% of Citigroup's outstanding common stock have the right to call special shareholder meetings.	1,051,475,100	1,186,034,929	35,313,706	1,732,444,749
(13) Stockholder Proposal Requesting cumulative voting.	858,253,671	1,370,976,659	43,572,860	1,732,465,295

Item 6. Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May, 2009.

CITIGROUP INC. (Registrant)
By	/s/ EDWARD J. KELLY, III Edward J. Kelly, III Chief Financial Officer (Principal Financial Officer)
By	/s/ JOHN C. GERSPACH John C. Gerspach Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.01.1	Restated Certificate of Incorporation of Citigroup Inc. (the Company), incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-3 filed December 15, 1998 (No. 333-68949).
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
3.01.7
Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series A1, of the Company, incorporated by reference to Exhibit 3.01 to the Company's Current Report on Form 8-K filed February 18, 2009 (File No. 1-9924).
3.01.8
Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series B1, of the Company, incorporated by reference to Exhibit 3.02 to the Company's Current Report on Form 8-K filed February 18, 2009 (File No. 1-9924).
3.01.9
Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series C1, of the Company, incorporated by reference to Exhibit 3.03 to the Company's Current Report on Form 8-K filed February 18, 2009 (File No. 1-9924).
3.01.10
Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series D1, of the Company, incorporated by reference to Exhibit 3.04 to the Company's Current Report on Form 8-K filed February 18, 2009 (File No. 1-9924).
3.01.11
Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series J1, of the Company, incorporated by reference to Exhibit 3.05 to the Company's Current Report on Form 8-K filed February 18, 2009 (File No. 1-9924).
3.01.12
Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series K1, of the Company, incorporated by reference to Exhibit 3.06 to the Company's Current Report on Form 8-K filed February 18, 2009 (File No. 1-9924).
3.01.13
Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series L2, of the Company, incorporated by reference to Exhibit 3.07 to the Company's Current Report on Form 8-K filed February 18, 2009 (File No. 1-9924).
3.01.14
Certificate of Designation of 7% Non-Cumulative Convertible Preferred Stock, Series N1, of the Company, incorporated by reference to Exhibit 3.08 to the Company's Current Report on Form 8-K filed February 18, 2009 (File No. 1-9924).
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
3.01.20
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series I, of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 31, 2008 (File No. 1-9924).

3.01.21		Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series G, of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).
3.02		By-Laws of the Company, as amended, effective October 16, 2007, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 19, 2007 (File No. 1-9924).
4.01
Warrant, dated October 28, 2008, issued by the Company to the United States Department of the Treasury (the UST), incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 30, 2008 (File No. 1-9924).
4.02		Warrant, dated December 31, 2008, issued by the Company to the UST, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed December 31, 2008 (File No. 1-9924).
4.03		Warrant, dated January 15, 2009, issued by the Company to the UST, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).
10.01
Amendment to the Travelers Group Capital Accumulation Plan, incorporated by reference to Exhibit 10.05.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-9924) (the Company's 2008 10-K).
10.02		Amendment to the Citigroup Employee Incentive Plan, incorporated by reference to Exhibit 10.08.2 to the Company's 2008 10-K.
10.03		Amendment to the Citicorp 1997 Stock Incentive Plan, incorporated by reference to Exhibit 10.11.3 to the Company's 2008 10-K.
10.04		Citigroup Deferred Cash Award Plan, incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed January 21, 2009 (File No. 1-9924).
10.05		Citigroup 1999 Stock Incentive Plan (as amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.15 to the Company's 2008 10-K.
10.06		Citigroup 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 22, 2009 (File No. 1-9924).
10.07		2009 Deferred Cash Executive Retention Award Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.32 to the Company's 2008 10-K.
10.08
Master Agreement, dated as of January 15, 2009, among the Company, certain affiliates of the Company named therein, the UST, the Federal Deposit Insurance Corporation (the FDIC) and the Federal Reserve Bank of New York, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).
10.09
Securities Purchase Agreement, dated January 15, 2009, among the Company, the UST and the FDIC, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).
10.10
Joint Venture Contribution and Formation Agreement, dated as of January 13, 2009, by and between the Company and Morgan Stanley, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).
10.11		Form of Citigroup Performance Stock Award Agreement, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 21, 2009 (File No. 1-9924).
10.12		Form of Citigroup Executive Premium Price Option Agreement, incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed January 21, 2009 (File No. 1-9924).
10.13	+	Letter of Understanding, dated April 22, 2008, between the Company and Ajaypal Banga.
12.01	+	Calculation of Ratio of Income to Fixed Charges.
12.02	+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01	+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	+	Residual Value Obligation Certificate.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith