Form 10-Q
period 2009-06-30
CITIGROUP INC
filed 2009-08-07
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

Common stock outstanding as of June 30, 2009: 5,507,716,974

Available on the Web at www.citigroup.com

CITIGROUP INC.

SECOND QUARTER OF 2009—FORM 10-Q

THE COMPANY	3
Citigroup Segments and Regions	4
SUMMARY OF SELECTED FINANCIAL DATA	5
MANAGEMENT'S DISCUSSION AND ANALYSIS	7
Management Summary	7
Events in 2009	8
SEGMENT, BUSINESS AND PRODUCT INCOME (LOSS) AND REVENUES	15
Citigroup Income (Loss)	15
Citigroup Revenues	16
CITICORP	17
Regional Consumer Banking	18
North America Regional Consumer Banking	19
EMEA Regional Consumer Banking	21
Latin America Regional Consumer Banking	22
Asia Regional Consumer Banking	23
Institutional Clients Group (ICG)	24
Securities and Banking	25
Transaction Services	27
CITI HOLDINGS	28
Brokerage and Asset Management	29
Local Consumer Lending	30
Special Asset Pool	32
CORPORATE/OTHER	33
TARP AND OTHER REGULATORY PROGRAMS	34
MANAGING GLOBAL RISK	38
Details of Credit Loss Experience	38
Non-Performing Assets	39
U.S. Subprime-Related Direct Exposure in Citi Holdings	41
U.S. Exposure to Commercial Real Estate	42
Direct Exposure to Monolines	43
Highly Leveraged Financing Transactions	44
DERIVATIVES	45
Market Risk Management Process	49
Operational Risk Management Process	51
Country and Cross-Border Risk	53
INTEREST REVENUE/EXPENSE AND YIELDS	54
Average Balances and Interest Rates—Assets	55
Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue	56
Analysis of Changes in Interest Revenue	60
Analysis of Changes in Interest Expense and Net Interest Revenue	60
CAPITAL RESOURCES AND LIQUIDITY	62
Capital Resources	62
Common Equity	65
Funding	68
Liquidity	70
Off-Balance Sheet Arrangements	71
FAIR VALUATION	72
CONTROLS AND PROCEDURES	72
FORWARD-LOOKING STATEMENTS	72
TABLE OF CONTENTS FOR FINANCIAL STATEMENTS AND NOTES	73
CONSOLIDATED FINANCIAL STATEMENTS	74
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	80
OTHER INFORMATION	179
Item 1. Legal Proceedings	179
Item 1A. Risk Factors	181
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	182
Item 4. Submission of Matters to a Vote of Security Holders	183
Item 6. Exhibits	184
Signatures	185
Exhibit Index	186

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

        The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Citibank, N.A. is a U.S. national bank subject to supervision and examination by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC). Some of the Company's other subsidiaries are also subject to supervision and examination by their respective federal and state authorities.

        This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup's 2008 Annual Report on Form 10-K and Citigroup's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. Additional financial, statistical, and business-related information, as well as business and segment trends, are included in a Financial Supplement that was filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on July 17, 2009.

        The principal executive offices of the Company are located at 399 Park Avenue, New York, New York 10043, telephone number 212 559 1000. Additional information about Citigroup is available on the Company's web site at www.citigroup.com. Citigroup's recent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as the Company's other filings with the SEC, are available free of charge through the Company's web site by clicking on the "Investors" page and selecting "All SEC Filings." The SEC web site contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

        Citigroup is managed along the following segment and product lines:

        The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results.

(1)
Asia includes Japan, Latin America includes Mexico, and North America includes U.S., Canada and Puerto Rico.

CITIGROUP INC. AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL DATA—Page 1

	Second Quarter			Six Months Ended
In millions of dollars, except per share amounts			% Change			% Change
	2009	2008		2009	2008
Net interest revenue	$12,829	$13,986	(8)%	$25,755	$27,074	(5)%
Non-interest revenue	17,140	3,552	NM	28,735	2,621	NM

Revenues, net of interest expense	$29,969	$17,538	71%	$54,490	$29,695	83%
Operating expenses	11,999	15,214	(21)	23,684	30,591	(23)
Provisions for credit losses and for benefits and claims	12,676	7,100	79	22,983	12,952	77

Income (Loss) from Continuing Operations before Income Taxes	$5,294	$(4,776)	NM	$7,823	$(13,848)	NM
Income taxes (benefits)	907	(2,447)	NM	1,742	(6,333)	NM

Income (Loss) from Continuing Operations	$4,387	$(2,329)	NM	$6,081	$(7,515)	NM
Income (Loss) from Discontinued Operations, net of taxes	(142)	(94)	(51)%	(259)	(35)	NM

Net Income (Loss) before attribution of Noncontrolling Interests	$4,245	$(2,423)	NM	$5,822	$(7,550)	NM
Net Income (Loss) attributable to Noncontrolling Interests	(34)	72	NM	(50)	56	NM

Citigroup's Net Income (Loss)	$4,279	$(2,495)	NM	$5,872	$(7,606)	NM

Less:
Preferred dividends—Basic	$(1,495)	$(361)	NM	$(2,716)	$(444)	NM
Impact of the conversion price reset related to the $12.5 billion convertible preferred stock private issuance—Basic(1)	—	—	—	(1,285)	—	—
Preferred stock Series H discount accretion—Basic	(54)	—	—	(107)	—	—

Income (loss) available to common stockholders for Basic EPS	$2,730	$(2,856)	NM	$1,764	$(8,050)	NM

Convertible Preferred Stock Dividends	270	270	—	540	336	61

Income (loss) available to common stockholders for Diluted EPS	$3,000	$(2,586)	NM	$2,304	$(7,714)	NM

Earnings per share
Basic(2)
Income (loss) from continuing operations	$0.51	$(0.53)	NM	$0.36	$(1.56)	NM
Net income (loss)	0.49	(0.55)	NM	0.31	(1.57)	NM

Diluted(2)
Income (loss) from continuing operations	$0.51	$(0.53)	NM	$0.36	$(1.56)	NM
Net income (loss)	0.49	(0.55)	NM	0.31	(1.57)	NM

[Continued on the following page, including notes to table.]

SUMMARY OF SELECTED FINANCIAL DATA—Page 2

	Second Quarter			Six Months Ended
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
At June 30:
Total assets	$1,848,533	$2,100,385	(12)%
Total deposits	804,736	803,642	—
Long-term debt	348,046	417,928	(17)
Mandatorily redeemable securities of subsidiary Trusts (included in Long-term debt)	24,034	23,658	2
Common stockholders' equity	78,001	108,981	(28)
Total stockholders' equity	$152,302	$136,405	12
Direct staff (in thousands)	279	363	(23)

Ratios:
Return on common stockholders' equity(3)	14.8%	(10.4)%		4.9%	(14.5)%

Tier 1 Common(4)	2.75%	4.43%
Tier 1 Capital	12.74%	8.74%
Total Capital	16.62%	12.29%
Leverage(5)	6.92%	5.04%

Common stockholders' equity to assets	4.22%	5.19%
Ratio of earnings to fixed charges and preferred stock dividends	1.40	0.62		1.23	0.52

(1)
The six months ended June 30, 2009 Income available to common shareholders includes a reduction of $1.285 billion related to a conversion price reset pursuant to Citigroup's prior agreement with the purchasers of $12.5 billion convertible preferred stock issued in a private offering in January 2008. The conversion price was reset from $31.62 per share to $26.35 per share. See "Events in 2009—Public and Private Exchange Offers" below. There was no impact to net income, total stockholders' equity or capital ratios due to the reset. However, the reset resulted in a reclassification from Retained earnings to Additional paid-in capital of $1.285 billion and a reduction in Income available to common shareholders of $1.285 billion.

(2)
The Company adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (Accounting Standards Codification (ASC) 260-10-45 to 65) on January 1, 2009. All prior periods have been restated to conform to the current presentation. The Diluted EPS calculation for the second quarter and six months of 2008 utilize Basic shares and Income available to common shareholders (Basic) due to the negative Income available to common shareholders. Using actual Diluted shares and Income available to common shareholders (Diluted) would result in anti-dilution.

(3)
The return on average common stockholders' equity is calculated using income (loss) available to common stockholders.

(4)
As defined by the banking regulators, the Tier 1 Common ratio represents Tier 1 Capital less perpetual preferred stock, qualifying noncontrolling interests in subsidiaries and qualifying mandatorily redeemable securities of subsidiary trusts divided by risk-weighted assets. Tier 1 Common ratio is a non-GAAP measure. See "Capital Resources and Liquidity" below for additional information on this measure, including a reconciliaton to the most directly comparable GAAP measure.

(5)
The Leverage ratio represents Tier 1 Capital divided by each period's quarterly adjusted average total assets.

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

        Within this Form 10-Q, please refer to the indices on pages 2 and 73 for page references to the Management's Discussion and Analysis section and Notes to Consolidated Financial Statements, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

SECOND QUARTER OF 2009 MANAGEMENT SUMMARY

        Citigroup reported net income of $4.279 billion, $0.49 per diluted share, for the second quarter of 2009. The results included a $6.7 billion after-tax gain on the sale of Smith Barney. The $0.49 earnings per share reflected preferred stock dividends and the quarterly accretion of the Series H preferred stock discount (the preferred stock issued to the U.S. Treasury as part of TARP in October 2008). See "TARP and Other Regulatory Programs" below.

        Revenues of $30.0 billion increased 71% from year-ago levels due primarily to the Smith Barney gain on sale and positive revenue marks and gains, relative to the prior-year period, in Citi Holdings, partially offset by the impact of foreign exchange translation and declines in Regional Consumer Banking revenues, primarily in Cards. The difficult economic environment continued to have a negative impact on all businesses.

        Net interest revenue declined 8% from the 2008 second quarter, reflecting the Company's smaller balance sheet. Net interest margin in the second quarter of 2009 was 3.24%, up 7 basis points from the second quarter of 2008, reflecting significantly lower cost of funding, largely offset by a decrease in asset yields related to the decrease in the Federal funds rate and the FDIC special assessment of $333 million. Non-interest revenue increased $13.6 billion from a year ago, primarily reflecting the gain on sale of Smith Barney, lower write-downs and gains on exposures in Citi Holdings.

        Operating expenses decreased 21% from the previous year, reflecting benefits from Citi's ongoing re-engineering efforts, expense control, and the impact of foreign exchange translation. Headcount of 279,000 was down 84,000 from June 30, 2008 and 30,000 from March 31, 2009.

        The Company's equity capital base and trust preferred securities were $176.3 billion at June 30, 2009. Citigroup's stockholders' equity increased by $8.4 billion during the second quarter of 2009 to $152.3 billion, primarily reflecting net income less dividend payouts and an improvement in Accumulated Other Comprehensive Income. The Company distributed $1.55 billion in dividends to its preferred stockholders during the quarter. Citigroup had a Tier 1 Capital ratio of 12.74% at June 30, 2009.

        On July 23, 2009 and July 29, 2009, Citigroup closed its exchange offers with the private and public holders, respectively, of preferred stock and trust preferred securities, as applicable ($32.8 billion in aggregate liquidation value). In connection with these exchanges, the U.S. Treasury (UST) also exchanged $25 billion of aggregate liquidation value of its preferred stock, for a total exchange of $57.8 billion. Following an increase in Citigroup's authorized common stock, and the conversion of interim securities to common stock, the UST will own approximately 33.6% of Citigroup's outstanding common stock (not including the exercise of the warrants issued to the UST as part of TARP). See "Events of 2009—Public and Private Exchange Offers" and "TARP and Other Regulatory Programs."

        As a result of the closing of the private and public exchange offers, Citigroup will increase its Tier 1 common by approximately $64 billion from the second quarter of 2009 level of $27 billion to approximately $91 billion. In addition, Citigroup's Tangible Common Equity (TCE), which was $40 billion as of June 30, 2009, will increase by approximately $60 billion to approximately $100 billion. (TCE and Tier 1 Common are non-GAAP financial measures. See "Capital Resources and Liquidity" for additional information on these measures, including a reconciliation to the most directly comparable GAAP measures.)

        During the second quarter of 2009, the Company recorded a net build of $3.9 billion to its credit reserves. The net build consisted of $1.2 billion in Citicorp ($0.6 billion in Regional Consumer Banking and $0.6 billion in ICG) and $2.7 billion in Citi Holdings (almost all in Local Consumer Lending). The consumer loan delinquency rate was 4.24% at June 30, 2009, compared to 3.93% at March 31, 2009 and 2.30% a year ago. Corporate non-accrual loans were $12.4 billion at June 30, 2009, compared to $11.2 billion at March 31, 2009 and $2.2 billion a year-ago. The increase from prior-year levels is primarily attributable to the transfer of non-accrual loans from the held-for-sale portfolio to the held-for-investment portfolio during the fourth quarter of 2008. The allowance for loan losses totaled $35.9 billion at June 30, 2009, a coverage ratio of 5.60% of total loans.

        The Company's effective tax rate was 17.1% in the second quarter of 2009, which includes a tax benefit of $129 million relating to the conclusion of an audit of certain issues in the Company's 2003-2005 U.S. Federal tax audit.

        Total deposits were approximately $804.7 billion at June 30, 2009, up 6% from March 31, 2009 and flat with prior-year levels. At June 30, 2009, the Company has increased its structural liquidity (equity, long-term debt and deposits) as a percentage of assets from 68% at March 31, 2009 to approximately 71% at June 30, 2009. Citigroup has continued its deleveraging, reducing total assets from $2,100 billion a year ago to $1,849 billion at June 30, 2009.

        In July 2009, Citi appointed three new directors to its board. Additionally, the Company recently announced several senior management appointments, including John Gerspach as Chief Financial Officer, replacing Ned Kelly, who was appointed Vice Chairman of Citigroup, and Eugene McQuade as Chief Executive Officer for Citibank, N.A.

EVENTS IN 2009

        Certain significant events have occurred during the fiscal year to date, including events subsequent to June 30, 2009, that had, or could have, an effect on Citigroup's current and future financial condition, results of operations, liquidity and capital resources. Certain of these events are summarized below and discussed in more detail throughout this MD&A.

PUBLIC AND PRIVATE EXCHANGE OFFERS

Private Exchange Offers

        On July 23, 2009, Citigroup closed its exchange offers with the private holders of $12.5 billion aggregate liquidation value of preferred stock. As previously disclosed, the U.S. Treasury (UST) matched these exchange offers by exchanging $12.5 billion aggregate liquidation value of its preferred stock, for a total closing of $25 billion. The preferred stock held by the private holders and the UST was exchanged for an aggregate of approximately 7,692 shares of interim securities and warrants. The warrants will terminate and the interim securities will automatically convert into Citigroup common stock upon the increase, subject to shareholder approval, in Citigroup's authorized common stock at a ratio of one million shares of common stock for each interim security. Following the authorized share increase, the interim securities issued to the private holders and the UST in this closing will convert into approximately 7.7 billion shares of Citigroup common stock.

        The shareholder approval on the proposed increase in Citigroup's authorized common stock is scheduled to occur on September 2, 2009. In addition, see "Public Exchange Offers" below.

Public Exchange Offers

        On July 29, 2009, Citigroup closed its exchange offers with certain holders of its publicly-held preferred stock and trust preferred securities. Approximately $20.3 billion in aggregate liquidation value of publicly-held preferred stock and trust preferred securities were validly tendered and not withdrawn in the public exchange offers. This represents 99% of the total liquidation value of securities that Citigroup was offering to exchange.

        Upon closing of the public exchange offers, Citi issued approximately 5.8 billion shares of common stock to the public exchange offer participants. In accordance with the instructions given by the participants in the public exchange offers, these shares of common stock are subject to an irrevocable proxy to vote in favor of the proposal to increase Citigroup's authorized common stock, among other matters, which will result in the termination of the warrants and the automatic conversion of the interim securities issued to the UST and the private holders in the private exchange offers into common stock (see "Private Exchange Offers" above).

        In addition, as previously disclosed, on July 30, 2009, the UST matched the public exchange offers by exchanging an additional $12.5 billion aggregate liquidation value of its preferred stock, resulting in Citi's issuing approximately 3,846 additional shares of interim securities to the UST and increasing the number of shares of common stock the UST may acquire upon exercise of the warrant issued to it in connection with the private exchange offers closing. The warrant will terminate and these interim securities will convert into approximately 3.8 billion shares of Citigroup common stock following the authorized share increase.

        In total, approximately $58 billion in aggregate liquidation value of preferred stock and trust preferred securities were exchanged to common stock and interim securities as a result of the completion of the private and public exchange offers and the associated exchange by the UST. Upon the increase in Citigroup's authorized common stock, and the conversion of the interim securities to common stock, the UST will own approximately 33.6% of Citigroup's outstanding common stock, not including the exercise of the warrants issued to the UST as part of TARP and pursuant to the loss-sharing agreement. See "TARP and Other Regulatory Programs" below.

Capital Impact

        As a result of the closing of the private and public exchange offers and the associated exchange by the UST on a proforma basis, Citigroup increased its Tier 1 Common by approximately $64 billion from the second quarter of 2009 level of approximately $27 billion to approximately $91 billion. In addition, Citigroup's tangible common equity (TCE), which was approximately $40 billion as of June 30, 2009, increased by approximately $60 billion to approximately $100 billion on a proforma basis. (TCE and Tier 1 Common are non-GAAP financial measures. See "Capital Resources and Liquidity" below for additional information on these measures, including a reconciliation to the most directly comparable GAAP measures.)

8% Trust Preferred Securities

        On July 30, 2009, all remaining preferred stock of Citigroup held by the UST and FDIC (the UST and FDIC are collectively referred to as the "USG") that was not exchanged into Citigroup common stock in connection with the private or public exchange offers was exchanged into newly issued 8% trust preferred securities. An aggregate liquidation amount of approximately $27.1 billion in trust preferred securities was issued to the USG in exchange for an aggregate of $27.059 billion liquidation value of preferred stock.

Accounting Impact

        The accounting for the exchange offers will result in the de-recognition of preferred stock and the recognition of the common stock issued at fair value in the Common stock and Additional paid-in capital accounts in equity. The difference between the carrying amount of preferred stock and the fair value of the common stock will be recorded in Retained earnings (impacting net income available to common shareholders and EPS) or Additional paid-in capital accounts in equity, depending on whether the preferred stock was originally non-convertible or convertible.

        For USG preferred stock that was converted to 8% trust preferred securities, the newly issued trust preferred securities will be initially recorded at fair value as Long-term debt. The difference between the carrying amount of the preferred stock and the fair value of the trust preferred securities will be recorded in Retained earnings after adjusting for appropriate deferred tax liability (impacting net income available to common shareholders and EPS). For trust preferred securities exchanged for common stock, the carrying amount currently recorded as long-term debt will be de-recognized and the common stock issued will be recorded at fair value in the Common Stock and the Additional Paid-in Capital accounts in equity. The difference between the carrying amount of the trust preferred securities and the fair value of the common stock will be recorded in the current earnings of the period in which the transaction will occur.

        The following table presents the impact of the completion of all stages of the exchange offers to Citigroup's common shares outstanding and to its balance sheet:

(in millions of dollars, except incremental number of Citigroup common shares)					Impact on
Security	Notional Amounts	Converting Into	Incremental Number of Citigroup Common Shares	Date of Settlement	Other Assets(4)	Long- Term Debt		Preferred Stock	Common Stock	Additional Paid In Capital	Income Statement(3)		Retained Earnings(2)
			(in millions)
Convertible Preferred Stock held by Private Investors	$12,500	Interim Securities/ Common Stock(1)	3,846	7/23/2009	$—	—		$(12,500)	$38	$21,801	$—		$(9,340)
Convertible Preferred Stock held by Public Investors	3,146	Common Stock	823	7/29/2009	—	—		(3,146)	8	5,127	—		(1,990)
Non-Convertible Preferred Stock held by Public Investors	11,465	Common Stock	3,351	7/29/2009	—	—		(11,465)	34	9,116	—		2,316
Trust Preferred Securities held by Public Investors	5,760	Common Stock	1,660	7/29/2009	(622)*	(6,034	)*	—	17	4,515	893	*	893 *
USG TARP Preferred Stock matching the Preferred Stock held by Private Investors	12,500	Interim Securities/ Common Stock(1)	3,846	7/23/2009	—	—		(11,924)	38	10,615	—		1,270
USG TARP Preferred Stock matching the Preferred Stock and Trust Preferred Securities held by Public Investors	12,500	Interim Securities/ Common Stock(1)	3,846	7/30/2009	—	—		(11,926)	38	10,615	—		1,272
USG TARP Preferred Stock	20,000	TruPS	—	7/30/2009	(2,883)	12,004		(19,514)	—	—	—		4,627
Non-Convertible Preferred Stock held by U.S. Treasury and FDIC related to covered asset guarantee (loss-sharing agreement)	7,059	TruPS	—	7/30/2009	(503)	4,237		(3,530)	—	—	—		(1,210)
Total			17,372		$(4,008)	$10,207		$(74,005)	$173	$61,789	$893		$(2,162)

*
Preliminary and subject to change

Note:    Table may not foot due to roundings.

Summary

        The additional estimated $60 billion of TCE is primarily the result of the exchange of approximately $74 billion carrying amount of preferred shares and $6 billion carrying value of trust preferred securities for 17,372 million shares of common stock and approximately $27.1 billion liquidation amount of trust preferred securities (recorded as Long-term Debt at its fair value of $16.2 billion). This resulted in an increase to common stock and APIC of $62 billion and a reduction in Retained earnings of approximately $2 billion, for a total increase in TCE of approximately $60 billion.

        The additional $64 billion of Tier 1 Common includes the impact of the above plus a reduction in the disallowed Deferred tax asset (which increases Tier 1 Common) that arises from the accounting for the transactions. TCE and Tier 1 Common are non-GAAP financial measures. See "Capital Resources and Liquidity" below for additional information on these measures, including a reconciliation to the most directly comparable GAAP measures.

(1)
Upon shareholder approval of the increase in Citigroup's authorized common stock, the interim securities will be automatically converted into common stock (anticipated in early September 2009).

(2)
The Retained earnings impact primarily reflects:

a)
Difference between the carrying value of the preferred stock exchanged versus the fair value of the common stock and trust preferred securities issued.

b)
Value of inducement offer to the convertible preferred stock holders (calculated as the incremental shares received in excess of the original terms multiplied by stock price on the commitment date).

c)
Estimated after-tax gain from extinguishment of debt associated with the trust preferred securities held by public investors.

(3)
Estimated after-tax gain to be reflected in third quarter 2009 earnings of approximately $0.9 billion from the extinguishment of debt associated with the trust preferred securities held by public investors.

(4)
Primarily represents the impact on deferred taxes of the various exchange transactions, which will benefit Tier 1 Common and Tier 1 Capital.

        Earnings per share in the third quarter of 2009 will be impacted by (1) the increase in shares outstanding as a result of the issuance of common shares and interim securities and the timing thereof, (2) the net impact to Retained earnings and income statement resulting from the preferred share and trust preferred securities exchange and (3) dividends on USG preferred shares accrued up to the date of their conversion to interim securities and trust preferred securities.

TAX BENEFITS PRESERVATION PLAN

        As of June 30, 2009, Citigroup had recognized net deferred tax assets of approximately $42 billion, a portion of which is included in TCE. Citi's ability to utilize its deferred tax assets to offset future taxable income may be significantly limited if Citi experiences an "ownership change", as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change will occur if there is a cumulative change in Citi's ownership by "5% shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. As such, if the Company experiences an ownership change, its TCE may be reduced.

        While the common stock issued pursuant to the private and public exchange offers (described above) did not result in an ownership change under the Code, the common stock issued did increase the cumulative change percentage for Section 382 purposes. On June 9, 2009, the board of directors of Citigroup adopted a tax benefits preservation plan (the "Plan"). The purpose of the Plan is to minimize the likelihood of an ownership change occurring for Section 382 purposes and thus protect Citigroup's ability to utilize certain of its deferred tax assets, such as net operating loss and tax credit carry forwards, to offset future income.

        In connection with the adoption of the Plan, Citigroup's board of directors declared a dividend of one preferred stock purchase right (a "Right") for each outstanding (i) share of common and (ii) 1-millionth of a share of the interim securities. The dividend was paid to holders of record of Citigroup's common stock on June 22, 2009. Shares of Citigroup's common stock and interim securities issued after June 22, 2009 will be issued with the Right attached. The terms and conditions of the Rights are set forth in the Tax Benefits Preservation Plan attached as Exhibit 4.1 to Citigroup's Form 8-K filed with the SEC on June 10, 2009.

THE SUPERVISORY CAPITAL ASSESSMENT PROGRAM

        On May 7, 2009, the USG released the results of its Supervisory Capital Assessment Program (SCAP). The SCAP constituted a comprehensive capital assessment of the 19 largest U.S. financial institutions, including Citi. Based on the results of the USG's assessment under the SCAP, Citi was required to increase its previously announced plan to increase Tier 1 Common by an additional $5.5 billion. See "Events in 2009—Public and Private Exchange Offers" above. In addition, Citi was required to develop and submit a capital plan to the FRB and FDIC. The Company submitted its capital plan to the regulators on June 8, 2009, as required. For additional information on the requirements of the capital plan, as well as other information on SCAP, see the "Events in 2009" section of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009.

LOSS-SHARING AGREEMENT

        On January 15, 2009, Citigroup issued preferred shares to the UST and the FDIC, and a warrant to the UST, in exchange for $301 billion of loss protection on a specified pool of Citigroup assets. The Company is required to absorb the first $39.5 billion of qualifying losses under the agreement, plus 10% of the remaining losses incurred.

        As a result of receipt of principal repayments and charge-offs, the total asset pool has declined by approximately $35 billion from the original $301 billion to approximately $266.4 billion. Approximately $2.5 billion of GAAP losses on the asset pool were recorded in the second quarter of 2009, bringing the GAAP losses to date to approximately $5.3 billion. See "TARP and Other Regulatory Programs—U.S. Government Loss-Sharing Agreement" below.

        The shares of preferred stock issued to the UST and FDIC in consideration for the loss-sharing agreement were subsequently exchanged into newly issued 8% trust preferred securities pursuant to the exchange offers, as described under "Public and Private Exchange Offers" above. For additional information of the warrant issued to the UST as part of this transaction, see "TARP and Other Regulatory Programs" below.

ITEMS IMPACTING CITICORP—SECURITIES AND BANKING

Citicorp—Securities and Banking Significant Revenue Items and Risk Exposure

	Pretax Revenue Marks (in millions)		Risk Exposure (in billions)
	Second Quarter 2009	Second Quarter 2008	June 30, 2009	Mar. 31, 2009	% Change
Private Equity and equity investments	$11	$(6)	1.8	$1.7	6%
Alt-A Mortgages(1)	99	(48)	1.2	0.9	33
Commercial Real Estate (CRE) positions(1)	(32)	(65)	7.0	6.2	13
CVA on Citi debt liabilities under fair value option	(1,452)	(228)	N/A	N/A	—
CVA on derivatives positions, excluding monoline insurers	597	48	N/A	N/A	—

Total significant revenue items	$(777)	$(299)

(1)
Net of hedges.

Private Equity and Equity Investments

        In the second quarter of 2009, Citicorp recognized pretax gains of approximately $11 million on private equity and equity investments. Citicorp had $1.8 billion in private equity and equity investments securities at June 30, 2009, which increased approximately $85 million from March 31, 2009.

Alt-A Mortgage Securities

        In the second quarter of 2009, Citigroup recorded pretax gains of approximately $99 million, net of hedges, on Alt-A mortgage securities held in Citicorp. For these purposes, Alt-A mortgage securities are non-agency residential mortgage-backed securities (RMBS) where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.

        Citicorp had $1.2 billion in Alt-A mortgage securities at June 30, 2009, which increased $0.3 billion from March 31, 2009. Of the $1.2 billion, approximately $0.7 billion was classified as Trading account assets and $0.5 billion was classified as available-for-sale investments.

Commercial Real Estate

        Citicorp's commercial real estate (CRE) exposure is split into three categories: assets held at fair value; held to maturity/held for investment; and equity. During the second quarter of 2009, pretax losses of $32 million, net of hedges, were booked on exposures recorded at fair value. Citicorp had $7.0 billion in CRE positions at June 30, 2009, which increased $0.8 billion from March 31, 2009. See "Exposure to Commercial Real Estate" below for a further discussion.

Credit Valuation Adjustment on Citi's Debt Liabilities for Which Citi Has Elected the Fair Value Option

        Under SFAS 157 (ASC 820-10-35-18), the Company is required to use its own credit spreads in determining the current value for its derivative liabilities and all other liabilities for which it has elected the fair value option. When Citi's credit spreads widen (deteriorate), Citi recognizes a gain on these liabilities because the value of the liabilities has decreased. When Citi's credit spreads narrow (improve), Citi recognizes a loss on these liabilities because the value of the liabilities has increased.

        During the second quarter of 2009, Citicorp recorded losses of approximately $1,452 million on its fair value option liabilities (excluding derivative liabilities) principally due to narrowing (improving) of the Company's credit spreads.

Credit Valuation Adjustment on Derivative Positions, excluding Monoline insurers

        During the second quarter of 2009, Citicorp recorded pretax net gain of approximately $597 million on its derivative positions due to the narrowing of the credit default swap spreads of the Company's counterparties on its derivative assets. A majority of the gains were offset by losses due to narrowing in the Company's own credit spreads on the Company's derivative liabilities. See "Derivatives" below for a further discussion.

        See, generally, "Managing Global Risk" below for additional information on the risk exposures discussed above.

ITEMS IMPACTING CITI HOLDINGS

Citi Holdings Significant Revenue Items and Risk Exposure Predominantly in Special Asset Pool

	Pretax Revenue (in millions)		Risk Exposure (in billions)
	Second Quarter 2009	Second Quarter 2008	June 30, 2009	Mar. 31, 2009	% Change
Sub-prime related direct exposures	$613	$(3,395)	$9.6	$10.2	(6)%
Private Equity and equity investments	(37)	183	6.2	6.0	3
Alt-A Mortgages(1)	(390)	(277)	10.0	11.6	(14)
Highly leveraged loans and financing commitments(2)	(237)	(428)	8.5	9.5	(11)
Commercial Real Estate (CRE) positions(1)(3)	(354)	(480)	28.6	29.9	(4)
Structured Investment Vehicles' (SIVs) Assets	50	11	16.2	16.2	—
Auction Rate Securities (ARS) proprietary positions	—	197	8.3	8.5	(2)
CVA related to exposure to monoline insurers	157	(2,428)	N/A	N/A	—
CVA on Citi debt liabilities under fair value option	(156)	—	N/A	N/A	—
CVA on derivatives positions, excluding monoline insurers	804	52	N/A	N/A	—

Subtotal	$450	$(6,565)
Accretion on reclassified assets	501	—

Total significant revenue items	$951	$(6,565)

(1)
Net of hedges.

(2)
Net of underwriting fees.

(3)
Excludes CRE positions that are included in the SIV portfolio.

Subprime-Related Direct Exposures

        In the second quarter of 2009, Citi Holdings recorded gains of approximately $613 million, net of hedges, on its subprime-related direct exposures. The Company's remaining $9.6 billion in U.S. subprime net direct exposure in Citi Holdings at June 30, 2009 consisted of (i) approximately $8.3 billion of net exposures to the super senior tranches of CDOs, which are collateralized by asset-backed securities, derivatives on asset-backed securities or both, and (ii) approximately $1.4 billion of subprime-related exposures in its lending and structuring business. See "U.S. Subprime-Related Direct Exposures" below for a further discussion of such exposures and the associated marks recorded.

Private Equity and Equity Investments

        In the second quarter of 2009, Citi Holdings recognized pretax losses of approximately $37 million on private equity and equity investments. Citi Holdings had $6.2 billion in private equity and equity investments securities at June 30, 2009, which increased approximately $150 million from March 31, 2009.

Alt-A Mortgage Securities

        In the second quarter of 2009, Citigroup recorded pretax losses of approximately $390 million, net of hedges, on Alt-A mortgage securities held in Citi Holdings. For these purposes, Alt-A mortgage securities are non-agency residential mortgage-backed securities (RMBS) where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.

        Citi Holdings had $10.0 billion in Alt-A mortgage securities at June 30 2009, which decreased $1.6 billion from March 31, 2009. Of the $10.0 billion, approximately $0.4 billion was classified as Trading account assets, on which $29 million of fair value losses, net of hedging, was recorded in earnings, $0.1 billion was classified as available-for-sale (AFS) investments, and $9.5 billion was classified as held-to-maturity (HTM) investments. HTM securities decreased $1.1 billion from March 31, 2009, due to principal pay-downs and impairments recognized during the quarter.

Highly Leveraged Loans and Financing Commitments

        The Company recorded pretax losses of approximately $237 million on funded and unfunded highly leveraged finance exposures in the second quarter of 2009. Citigroup's exposure to highly leveraged financings totaled $8.5 billion at June 30, 2009 (approximately $8.1 billion in funded and $0.4 billion in unfunded commitments), reflecting a decrease of approximately $1.0 billion from March 31, 2009. See "Highly Leveraged Financing Transactions" below for a further discussion.

Commercial Real Estate

        Citi Holdings' commercial real estate (CRE) exposure is split into three categories: assets held at fair value; held to maturity/held for investment; and equity. During the second quarter of 2009, pretax losses of $213 million, net of hedges, were booked on exposures recorded at fair value, $135 million of losses were booked on equity method investments, and $6 million of impairments were booked on HTM positions. Citi Holdings had $28.6 billion in CRE positions at June 30, 2009, which decreased $1.3 billion from March 31, 2009. See "Exposure to Commercial Real Estate" below for a further discussion.

Monoline Insurers Credit Valuation Adjustment

        During the second quarter of 2009, Citi Holdings recorded a pretax gain on credit value adjustments (CVA) of approximately $157 million on its exposure to monoline insurers. CVA is calculated by applying forward default probabilities, which are derived using the counterparty's current credit spread, to the expected exposure profile. The exposure primarily relates to hedges on super senior subprime exposures that were executed with various monoline insurance companies. See "Direct Exposure to Monolines" below for a further discussion.

Credit Valuation Adjustment on Citi's Debt Liabilities for Which Citi Has Elected the Fair Value Option

        Under SFAS 157 (ASC 820-10-35-18), the Company is required to use its own credit spreads in determining the current value for its derivative liabilities and all other liabilities for which it has elected the fair value option. When Citi's credit spreads widen (deteriorate), Citi recognizes a gain on these liabilities because the value of the liabilities has decreased. When Citi's credit spreads narrow (improve), Citi recognizes a loss on these liabilities because the value of the liabilities has increased.

        During the second quarter of 2009, Citi Holdings recorded a loss of approximately $156 million on its fair value option liabilities (excluding derivative liabilities) due to the narrowing of the Company's credit spreads.

Credit Valuation Adjustment on Derivative Positions, excluding Monoline insurers

        During the second quarter of 2009, Citi Holdings recorded a net gain of approximately $804 million on its derivative positions primarily due to the narrowing of the credit default swap spreads of the Company's counterparties on its derivative assets. See "Derivatives" below for a further discussion.

Accretion on Reclassified Assets

        In the fourth quarter of 2008, the Company reclassified $33.3 billion of debt securities from trading securities to HTM investments, $4.7 billion of debt securities from trading securities to AFS, and $15.7 billion of loans from held-for-sale to held-for-investment. All assets were reclassified with an amortized cost equal to the fair value on the date of reclassification. The difference between the amortized cost basis and the expected principal cash flows is treated as a purchase discount and accreted into income over the remaining life of the security or loan. In the second quarter of 2009, the Company recognized approximately $501 million of interest revenue from this accretion.

        See, generally, "Managing Global Risk" below for additional information on the risk exposures discussed above.

DIVESTITURES

Joint Venture with Morgan Stanley

        Pursuant to a previously disclosed agreement, on June 1, 2009, Citi and Morgan Stanley established a joint venture (JV) that combines the Global Wealth Management platform of Morgan Stanley with Citi's Smith Barney, Quilter and Australia private client networks. Citi sold 100% of these businesses to Morgan Stanley in exchange for a 49% stake in the JV and an upfront cash payment of $2.75 billion. The Brokerage and Asset Management business recorded a pretax gain of approximately $11.1 billion ($6.7 billion after-tax) on this sale. Both Morgan Stanley and Citi will access the JV for retail distribution and each firm's institutional businesses will continue to execute order flow from the JV.

        In addition, as previously disclosed, on August 1, 2009, Citi sold its managed futures business to the Morgan Stanley Smith Barney JV. This sale will result in an after-tax gain of approximately $160 million in the third quarter of 2009 and will not impact Citi's 49% ownership stake in the JV.

Sale of Nikko Cordial Securities

        On May 1, 2009, Citigroup entered into a definitive agreement to sell its Japanese domestic securities business, conducted principally through Nikko Cordial Securities Inc., to Sumitomo Mitsui Banking Corporation in a transaction with a total cash value to Citi of approximately $7.9 billion (¥774.5 billion). Citi's ownership interests in Nikko Citigroup Limited, Nikko Asset Management Co., Ltd., and Nikko Principal Investments Japan Ltd. were not included in the transaction. Citi expects to recognize an immaterial after-tax gain on the transaction when the transaction closes. The transaction is expected to close by the end of the fourth quarter of 2009, subject to regulatory approvals and customary closing conditions. The results of Nikko Cordial are reflected as Discontinued Operations in the Company's Consolidated Financial Statements.

Sale of NikkoCiti Trust

        On July 1, 2009, Citigroup entered into a definitive agreement to sell all of the shares of NikkoCiti Trust and Banking Corporation (NCT) to Nomura Trust & Banking Co., Ltd. for an all cash consideration of $197 million, subject to certain closing purchase price adjustments. The sale is expected to close in the fourth quarter of 2009, subject to regulatory approvals and customary closing conditions.

OTHER ITEMS

Income Taxes

        The Company's effective tax rate on continuing operations was 17.1% in the second quarter of 2009 versus 51.2% in the prior-year period. The current quarter includes a tax benefit of $129 million in continuing operations (plus $34 million in discontinued operations) relating to the conclusion of an audit of various issues in the Company's 2003-2005 U.S. federal tax audit. The Company expects to conclude the audit of its U.S. federal consolidated income tax returns for the years 2003-2005 within the next 12 months. The gross uncertain tax position at June 30, 2009 for the items expected to be resolved is approximately $85 million plus gross interest of approximately $8 million. The potential net tax benefit to continuing operations could be approximately $90 million. This is in addition to the $110 million and $163 million benefits booked in the first and second quarters of 2009, respectively, for issues already resolved.

        The Company's net deferred tax asset of $41.6 billion at June 30, 2009 decreased by approximately $2.9 billion from December 31, 2008. The principal items reducing the deferred tax asset were approximately $1.4 billion due to an increase in other comprehensive income and approximately $1.2 billion in compensation tax benefits under SFAS 123(R)(ASC 718-740) which reduced additional paid-in capital in 2009. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset at June 30, 2009 is more likely than not based upon expectations of future taxable income in the jurisdictions in which it operates and available tax planning strategies.

SUBSEQUENT EVENTS

Public and Private Exchange Offers

        On July 23, 2009 and July 29, 2009, Citigroup closed its exchange offers with the private and public holders of preferred stock and trust preferred securities, as applicable ($32.8 billion in aggregate liquidation value). In connection with these exchanges, the U.S. Treasury also exchanged $25 billion of aggregate liquidation value of its preferred stock, for a total exchange of $57.8 billion. See "Events in 2009—Public and Private Exchange Offers" above.

Sale of Nikko Asset Management

        On July 30, 2009, Citigroup entered into a definitive agreement to sell its entire ownership interest in Nikko Asset Management to The Sumitomo Trust and Banking Co., Ltd. for an all-cash consideration of approximately $795 million (¥75.6 billion). The sale is expected to close in the fourth quarter of 2009, subject to regulatory approvals and customary closing conditions, and is not expected to have a material impact on Citi's net income.

        As required by SFAS 165, Subsequent Events, the Company has evaluated subsequent events through August 7, 2009, which is the date its Consolidated Financial Statements were issued.

ACCOUNTING CHANGES AND FUTURE APPLICATION OF ACCOUNTING STANDARDS

        See Note 1 to the Consolidated Financial Statements for a discussion of "Accounting Changes" and "Future Application of Accounting Standards."

SEGMENT, BUSINESS AND PRODUCT INCOME (LOSS) AND REVENUES

        The following tables show the income (loss) and revenues for Citigroup on a segment, business and product view:

Citigroup Income (Loss)

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Income from Continuing Operations
CITICORP
Regional Consumer Banking
North America	$(15)	$169	NM	$182	$514	(65)%
EMEA	(110)	37	NM	(143)	56	NM
Latin America	70	334	(79)%	239	765	(69)
Asia	272	451	(40)	523	987	(47)

Total	$217	$991	(78)%	$801	$2,322	(66)%

Securities and Banking
North America	$3	$646	(100)%	$2,570	$2,028	27%
EMEA	746	376	98	2,918	572	NM
Latin America	522	325	61	921	626	47
Asia	596	306	95	1,652	933	77

Total	$1,867	$1,653	13%	$8,061	$4,159	94%

Transaction Services
North America	$181	$61	NM	$319	$149	NM
EMEA	350	299	17%	676	577	17%
Latin America	150	151	(1)	310	292	6
Asia	293	278	5	573	582	(2)

Total	$974	$789	23%	$1,878	$1,600	17%

Institutional Clients Group	$2,841	$2,442	16%	$9,939	$5,759	73%

Total Citicorp	$3,058	$3,433	(11)%	$10,740	$8,081	33%

CITI HOLDINGS
Brokerage and Asset Management	$6,814	$267	NM	$6,872	$153	NM
Local Consumer Lending	(4,193)	(1,206)	NM	(5,612)	(1,081)	NM
Special Asset Pool	(1,262)	(4,286)	71%	(5,237)	(13,447)	61%

Total Citi Holdings	$1,359	$(5,225)	NM	$(3,977)	$(14,375)	72%

Corporate/Other	$(30)	$(537)	94%	$(682)	$(1,221)	44%

Income (Loss) from Continuing Operations	$4,387	$(2,329)	NM	$6,081	$(7,515)	NM

Discontinued Operations	$(142)	$(94)		$(259)	$(35)
Net Income (Loss) attributable to Noncontrolling Interests	$(34)	$72		$(50)	$56

Citigroup's Net Income (Loss)	$4,279	$(2,495)	NM	$5,872	$(7,606)	NM

NM    Not meaningful

Citigroup Revenues

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
CITICORP
Regional Consumer Banking
North America	$1,761	$2,111	(17)%	$3,850	$4,445	(13)%
EMEA	394	508	(22)	754	969	(22)
Latin America	1,819	2,371	(23)	3,610	4,606	(22)
Asia	1,631	1,891	(14)	3,162	3,835	(18)

Total	$5,605	$6,881	(19)%	$11,376	$13,855	(18)%

Securities and Banking
North America	$1,898	$3,507	(46)%	$7,142	$7,099	1%
EMEA	2,555	1,970	30	6,776	3,703	83
Latin America	1,046	722	45	1,844	1,403	31
Asia	1,373	1,207	14	3,534	2,919	21

Total	$6,872	$7,406	(7)%	$19,296	$15,124	28%

Transaction Services
North America	$656	$511	28%	$1,245	$1,017	22%
EMEA	860	947	(9)	1,704	1,831	(7)
Latin America	340	374	(9)	683	714	(4)
Asia	627	647	(3)	1,225	1,334	(8)

Total	$2,483	$2,479	—	$4,857	$4,896	(1)%

Institutional Clients Group	$9,355	$9,885	(5)%	$24,153	$20,020	21%

Total Citicorp	$14,960	$16,766	(11)%	$35,529	$33,875	5%

CITI HOLDINGS
Brokerage and Asset Management	$12,339	$2,467	NM	$14,040	$4,857	NM
Local Consumer Lending	3,930	6,224	(37)%	10,383	13,724	(24)%
Special Asset Pool	(519)	(6,612)	92%	(5,221)	(21,020)	75%

Total Citi Holdings	$15,750	$2,079	NM	$19,202	$(2,439)	NM

Corporate/Other	$(741)	$(1,307)	43%	$(241)	$(1,741)	86%

Total Net Revenues	$29,969	$17,538	71%	$54,490	$29,695	83%

NM    Not meaningful

CITICORP

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$8,445	$8,634	(2)%	$16,632	$16,664	—
Non-interest revenue	6,515	8,132	(20)	18,897	17,211	10%

Total Revenues, net of interest expense	$14,960	$16,766	(11)%	$35,529	$33,875	5%

Provision for credit losses and for benefits and claims
Net credit losses	$1,560	$1,289	21%	$2,797	$2,218	26%
Credit reserve build/ (release)	1,165	573	NM	2,105	1,047	NM

Provision for loan losses	$2,725	$1,862	46%	$4,902	$3,265	50%
Provision for benefits & claims	15	2	NM	27	3	NM
Provision for unfunded lending commitments	83	(75)	NM	115	(75)	NM

Total provision for credit losses and for benefits and claims	$2,823	$1,789	58%	$5,044	$3,193	58%

Total operating expenses	$7,849	$9,900	(21)%	$15,046	$19,226	(22)%

Income from continuing operations before taxes	$4,288	$5,077	(16)%	$15,439	$11,456	35%
Provision for income taxes	1,230	1,644	(25)	4,699	3,375	39

Income from continuing operations	$3,058	$3,433	(11)%	$10,740	$8,081	33%
Net income (loss) attributable to noncontrolling interests	3	21	(86)	—	34	(100)

Citicorp's net income	$3,055	$3,412	(10)%	$10,740	$8,047	33%

Balance Sheet Data (in billions)
Total EOP assets	$985	$1,160	(15)%
Average assets	$1,000	$1,307	(23)%	$1,019	$1,343	(24)%
Total EOP deposits	$702	$681	3%

NM    Not meaningful

REGIONAL CONSUMER BANKING

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$3,903	$4,220	(8)%	$7,516	$8,205	(8)%
Non-interest revenue	1,702	2,661	(36)	3,860	5,650	(32)

Total Revenues, net of interest expense	$5,605	$6,881	(19)%	$11,376	$13,855	(18)%

Total operating expenses	$3,491	$4,194	(17)%	$6,797	$7,976	(15)%

Net credit losses	$1,392	$981	42%	$2,552	$1,844	38%
Credit reserve build/ (release)	592	382	55	1,256	832	51
Provision for benefits & claims	15	2	NM	27	3	NM

Provision for loan losses and for benefits and claims	$1,999	$1,365	46%	$3,835	$2,679	43%

Income from continuing operations before taxes	$115	$1,322	(91)%	$744	$3,200	(77)%
Income taxes (benefits)	(102)	331	NM	(57)	878	NM

Income from continuing operations	$217	$991	(78)%	$801	$2,322	(66)%
Net income (loss) attributable to noncontrolling interests	—	4	(100)	—	5	(100)

Net income	$217	$987	(78)%	$801	$2,317	(65)%

Average assets (in billions of dollars)	$191	$230	(17)%	$187	$227	(18)%
Return on assets	0.46%	1.73%		0.86%	2.05%
Average deposits (in billions of dollars)	$268	$272	(1)%

Net credit losses as a % of average loans	4.78%	2.99%

Revenue by business
Retail Banking	$3,193	$3,577	(11)%	$6,148	$7,028	(13)%
Citi-Branded Cards	2,412	3,304	(27)	5,228	6,827	(23)

Total revenues	$5,605	$6,881	(19)%	$11,376	$13,855	(18)%

Income (loss) from continuing operations by business
Retail Banking	$428	$563	(24)%	$871	$1,263	(31)%
Citi-Branded Cards	(211)	428	NM	(70)	1,059	NM

Total	$217	$991	(78)%	$801	$2,322	(66)%

NM    Not meaningful

NORTH AMERICA REGIONAL CONSUMER BANKING

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$1,150	$887	30%	$2,170	$1,695	28%
Non-interest revenue	611	1,224	(50)	1,680	2,750	(39)

Total Revenues, net of interest expense	$1,761	$2,111	(17)%	$3,850	$4,445	(13)%

Total operating expenses	1,337	$1,590	(16)%	$2,692	$3,063	(12)%

Net credit losses	$305	$136	NM	$563	$281	100%
Credit reserve build/(release)	130	126	3%	372	295	26
Provision for benefits and claims	15	2	NM	27	2	NM

Provisions for loan losses and for benefits and claims	$450	$264	70%	$962	$578	66%

Income (loss) from continuing operations before taxes	$(26)	$257	NM	$196	$804	(76)%
Income taxes (benefits)	(11)	88	NM	14	290	(95)

Income (loss) from continuing operations	$(15)	$169	NM	$182	$514	(65)%
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss)	$(15)	$169	NM	$182	$514	(65)%

Average assets (in billions of dollars)	$33	$38	(13)%	$33	$39	(15)%
Return on assets	(0.18)%	1.79%		1.11%	2.65%
Average deposits (in billions of dollars)	$136	$122	11%

Net credit losses as a % of average loans	6.51%	3.42%

Revenue by business
Retail banking	$955	$952	—	$1,837	$1,802	2%
Citi-branded cards	806	1,159	(30)%	2,013	2,643	(24)

Total	$1,761	$2,111	(17)%	$3,850	$4,445	(13)%

Income (loss) from continuing operations by business
Retail banking	$88	$60	47%	$169	$62	NM
Citi-branded cards	(103)	109	NM	13	452	(97)%

Total	$(15)	$169	NM	$182	$514	(65)%

NM    Not meaningful

2Q09 vs. 2Q08

        Revenues, net of interest expense declined 17%, primarily reflecting higher credit losses flowing through the credit card securitization trusts. Net interest revenue was up 30% driven by higher net interest margin in cards as a result of higher interest revenue from pricing actions and lower funding costs, and by the impact of higher deposit and loan volumes in retail banking. Average deposits were 11% higher than the prior year, driven by growth in consumer CDs and commercial deposits. Non-interest revenue declined 50%, primarily driven by higher credit losses flowing through the securitization trusts partially offset by other securitization revenue, and by the absence of a prior-year $170 million gain on a cards portfolio sale.

        Operating expenses declined 16%, reflecting the benefits from re-engineering efforts, lower marketing costs, and the absence of a $55 million repositioning charge in the second quarter of 2008.

        Provisions for loan losses and for benefits and claims increased 70% primarily due to rising net credit losses in both cards and retail banking. The $130 million loan loss reserve build in the second quarter reflected the continued weakness in consumer credit. The cards net credit loss ratio increased 400 basis points to 7.51%, while the retail banking net credit loss ratio increased 174 basis points to 4.85%.

2Q09 YTD vs. 2Q08 YTD

        Revenues, net of interest expense declined 13%, primarily reflecting higher credit losses flowing through the credit card securitization trusts. Net interest revenue was up 28% driven by the impact of pricing actions and lower funding costs in cards, and by higher deposit and loan volumes in retail banking, with average deposits up 8% from the prior-year period. Non-interest revenue declined 39%, driven by higher credit losses flowing through the securitization trusts partially offset by other securitization revenue, and by the absence of a $349 million gain on the sale of Visa shares and a $170 million gain on a cards portfolio sale in the prior-year period.

        Operating expenses declined 12%, reflecting the benefits from re-engineering efforts, lower marketing costs, and the absence of $120 million of repositioning charges in the prior-year period, which were partially offset by the absence of a prior-year $159 million Visa litigation reserve release.

        Provisions for loan losses and for benefits and claims increased 66% primarily due to rising net credit losses in both cards and retail banking. Continued weakness in consumer credit and trends in the macro-economic environment, including rising unemployment and higher bankruptcy filings, drove higher credit costs. The cards net credit loss ratio increased 330 basis points to 6.61%, while the retail banking net credit loss ratio increased 39 basis points to 4.06%.

Recent Legislative Actions

The Credit Card Accountability Responsibility and Disclosure Act of 2009

        On May 22, 2009, The Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) was enacted into law. The CARD Act will affect various credit card practices of card issuers, including Citigroup, such as marketing, underwriting, pricing, billing and disclosure requirements, thus reshaping the way consumers have access to and use their credit cards. Many of the provisions in the CARD Act will take effect in February 2010, although some take effect earlier in August 2009 and some later in August 2010.

        Among other things, the CARD Act:

  •
  prohibits a card issuer from increasing a customer's annual percentage rate ("APR") on an existing balance unless the customer has not made a minimum payment within 60 days after the due date for such payment, and requires the card issuer to terminate the increase no later than six months after the date on which it is imposed if the consumer makes the required minimum payment on time during that period;

  •
  requires an issuer to provide a 45-day written notice of an APR increase, or any other significant change to account terms, which notice must include a statement of the customer's right to cancel the account prior to the effective date of the change;

  •
  generally prohibits increasing the APR on new balances during the first year the card account is opened;

  •
  requires that penalty fees (e.g., late payment and over-the-limit fees) be "reasonable and proportional" to the customer's violation of account terms;

  •
  for accounts with different APRs on different balances, requires a card issuer to apply payments made by a customer in excess of the minimum payment to the card balance bearing the highest rate of interest; and

  •
  generally prohibits interest rate increases on outstanding balances, with certain limited exceptions.

        Certain provisions of the CARD Act are consistent with Citigroup's existing practices and will not require any changes or modifications. Other provisions, however, such as those that restrict the ability of an issuer to increase APRs on outstanding balances or that establish standards for penalty fees and payment allocation will require Citigroup to make fundamental changes to its credit card business model. The impact of the CARD Act on Citigroup's credit businesses is not fully known at this time. Such impact will ultimately depend upon the successful implementation of changes to Citigroup's business model and the continued regulatory interpretations of the CARD Act, among other considerations.

Mortgage Modification Programs

        See "Citi Holdings—Local Consumer Lending" below for a description of the Obama administration's Home Affordable Modification Program (HAMP) and Citigroup's mortgage modification programs generally.

EMEA REGIONAL CONSUMER BANKING

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$243	$335	(27)%	$467	$634	(26)%
Non-interest revenue	151	173	(13)	287	335	(14)

Total Revenues, net of interest expense	$394	$508	(22)%	$754	$969	(22)%

Total operating expenses	$282	$395	(29)%	$538	$770	(30)%

Net credit losses	$121	$48	NM	$210	$95	NM
Credit reserve build/(release)	158	15	NM	230	31	NM

Provisions for loan losses and for benefits and claims	$279	$63	NM	$440	$126	NM

Income (loss) from continuing operations before taxes	$(167)	$50	NM	$(224)	$73	NM
Income taxes (benefits)	(57)	13	NM	(81)	17	NM

Income (loss) from continuing operations	$(110)	$37	NM	$(143)	$56	NM
Net income (loss) attributable to noncontrolling interests	—	4	(100)%	—	6	(100)%

Net income (loss)	$(110)	$33	NM	$(143)	$50	NM

Average assets (in billions of dollars)	$11	$14	(21)%	$11	$14	(21)%
Return on assets	(4.01)%	0.95%		(2.62)%	0.72%
Average deposits (in billions of dollars)	$9	$12	(25)%

Net credit losses as a % of average loans	5.78%	1.91%

Revenue by business
Retail banking	$234	$325	(28)%	$439	$621	(29)%
Citi-branded cards	160	183	(13)	315	348	(9)

Total	$394	$508	(22)%	$754	$969	(22)%

Income (loss) from continuing operations by business
Retail banking	$(76)	$6	NM	$(117)	$(2)	NM
Citi-branded cards	(34)	31	NM	(26)	58	NM

Total	$(110)	$37	NM	$(143)	$56	NM

NM    Not meaningful

2Q09 vs. 2Q08

        Revenues, net of interest expense, declined 22%. More than half of the revenue decline is attributable to changes in foreign currency translation (generally referred to throughout this report as "FX translation"). Other drivers included lower wealth management and lending revenues due to lower volumes and spread compression. Investment sales and assets under management declined by 38% and 32%, respectively. Net interest revenue was 27% lower than the prior-year period with average loans for retail banking down 22% as a result of a lower risk profile, branch closures, and the impact of FX translation. Average deposits were down 25%, primarily due to FX translation. Retail banking net interest margin declined from 11.0% to 9.8%. Non-interest revenue declined 13%, primarily due to the impact of FX translation.

        Operating expenses declined 29%, reflecting expense control actions, lower marketing expenditure, and the impact of FX translation. Cost savings were achieved by branch closures, headcount reductions and re-engineering efforts.

        Provisions for loan losses and for benefits and claims increased $216 million, to $279 million in the second quarter of 2009. Net credit losses increased from $48 million to $121 million, while the loan loss reserve build increased from $15 million to $158 million. Higher credit costs reflected continued credit deterioration, particularly in UAE, Turkey, Poland and Russia.

2Q09 YTD vs. 2Q08 YTD

        Revenues, net of interest expense, declined 22%. Over half of the revenue decline is attributable to the impact of FX translation. Other drivers included lower wealth management and lending revenues due to lower volumes and spread compression. Investment sales and assets under management declined by 47% and 32%, respectively. Net interest revenue was 26% lower than the prior year with average loans for retail banking down 21%, average deposits down 25%, and net interest margin decreasing as well. Non-interest revenue declined 14%, primarily due to the impact of FX translation.

        Operating expenses declined 30%, reflecting expense control actions, lower marketing spend, and the impact of FX translation. Cost savings were achieved by branch closures, headcount reductions and re-engineering efforts.

        Provisions for loan losses and for benefits and claims increased $314 million, to $440 million for during the first six months of 2009. Net credit losses increased from $95 million to $210 million, while the loan loss reserve build increased from $31 million to $230 million. Higher credit costs reflected continued credit deterioration across the region.

LATIN AMERICA REGIONAL CONSUMER BANKING

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$1,350	$1,741	(22)%	$2,601	$3,377	(23)%
Non-interest revenue	469	630	(26)	1,009	1,229	(18)

Total Revenues, net of interest expense	$1,819	$2,371	(23)%	$3,610	$4,606	(22)%

Total operating expenses	$1,039	$1,238	(16)%	$1,950	$2,183	(11)%

Net credit losses	$612	$555	10%	$1,153	$1,021	13%
Credit reserve build/(release)	154	157	(2)	320	394	(19)
Provision for benefits and claims	—	—	—	—	1	(100)

Provisions for loan losses and for benefits and claims	$766	$712	8%	$1,473	$1,416	4%

Income from continuing operations before taxes	$14	$421	(97)%	$187	$1,007	(81)%
Income taxes (benefits)	(56)	87	NM	(52)	242	NM

Income from continuing operations	$70	$334	(79)%	$239	$765	(69)%
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Net income	$70	$334	(79)%	$239	$765	(69)%

Average assets (in billions of dollars)	$61	$80	(24)%	$59	$77	(23)%
Return on assets	0.46%	1.68%		0.82%	2.00%
Average deposits (in billions of dollars)	$36	$42	(14)%

Net credit losses as a % of average loans	8.83%	6.91%

Revenue by business
Retail banking	$981	$1,060	(7)%	$1,874	$2,113	(11)%
Citi-branded cards	838	1,311	(36)	1,736	2,493	(30)

Total	$1,819	$2,371	(23)%	$3,610	$4,606	(22)%

Income (loss) from continuing operations by business
Retail banking	$150	$149	1%	$330	$461	(28)%
Citi-branded cards	(80)	185	NM	(91)	304	NM

Total	$70	$334	(79)%	$239	$765	(69)%

NM    Not meaningful

2Q09 vs. 2Q08

        Revenues, net of interest expense, declined 23%, mainly due to the impact of FX translation, lower cards receivables and spread compression, partially offset by higher business volumes in retail banking. Net interest revenue was 22% lower than the prior year caused by the decrease in cards receivables as well as lower spreads resulting from a lower risk profile, partially offset by higher business volumes in retail banking. Average deposits were down 14%, due primarily to the impact of FX translation. Non-interest revenue declined 26%, primarily due to the decline in cards fees as well as the impact of FX translation.

        Operating expenses declined 16%, reflecting the benefits from re-engineering efforts and the impact of FX translation.

        Provisions for loan losses and for benefits and claims increased 8% as a result of continued losses, especially in the cards business, which were partially offset by the impact of FX translation. Cards net credit loss rates increased from 11.4% to 16.2%. Rising losses were particularly apparent in the Mexico cards portfolio.

2Q09 YTD vs. 2Q08 YTD

        Revenues, net of interest expense, declined 22% driven by the impact of FX translation, lower volumes and spread compression in the cards business. Net interest revenue was 23% lower than the prior year with average credit cards loans down 23%, and net interest margin decreasing as well due to the cards spread compression impact. Non-interest revenue declined 18%, primarily due to the decline in cards fees as well as the impact of FX translation.

        Operating expenses declined 11%, reflecting the benefits from re-engineering efforts and the impact of FX translation. The prior-year period also included a $257 million expense benefit related to a legal vehicle restructuring in Mexico.

        Provisions for loan losses and for benefits and claims increased 4% as result of deteriorating credit conditions, especially in the cards business, which were partially offset by the impact of FX translation. Cards net credit loss rates increased from 10.9% to 16.1%. Credit deterioration was particularly apparent in the Mexico cards portfolio.

ASIA REGIONAL CONSUMER BANKING

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$1,160	$1,257	(8)%	$2,278	$2,499	(9)%
Non-interest revenue	471	634	(26)	884	1,336	(34)

Total Revenues, net of interest expense	$1,631	$1,891	(14)%	$3,162	$3,835	(18)%

Total operating expenses	$833	$971	(14)%	$1,617	$1,960	(18)%

Net credit losses	$354	$242	46%	$626	$447	40%
Credit reserve build/(release)	150	84	79	334	112	NM

Provisions for loan losses and for benefits and claims	$504	$326	55%	$960	$559	72%

Income from continuing operations before taxes	$294	$594	(51)%	$585	$1,316	(56)%
Income taxes (benefits)	22	143	(85)	62	329	(81)

Income from continuing operations	$272	$451	(40)%	$523	$987	(47)%
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(1)	100

Net income	$272	$451	(40)%	$523	$988	(47)%

Average assets (in billions of dollars)	$86	$98	(12)%	$85	$97	(12)%
Return on assets	1.27%	1.85%		1.24%	2.05%
Average deposits (in billions of dollars)	$88	$97	(9)%

Net credit losses as a % of average loans	2.30%	1.32%

Revenue by business
Retail banking	$1,023	$1,240	(18)%	$1,998	$2,492	(20)%
Citi-branded cards	608	651	(7)	1,164	1,343	(13)

Total	$1,631	$1,891	(14)%	$3,162	$3,835	(18)%

Income (loss) from continuing operations by business
Retail banking	$266	$348	(24)%	$489	$742	(34)%
Citi-branded cards	6	103	(94)	34	245	(86)

Total	$272	$451	(40)%	$523	$987	(47)%

NM    Not meaningful

2Q09 vs. 2Q08

        Revenue, net of interest expense declined 14% driven by a 35% decline in investment sales and the impact of FX translation. Net interest revenue was 8% lower than the prior-year period. Average loans and deposits were down 16% and 9%, respectively, and net interest margin decreased as well, in each case primarily due to the impact of FX translation. Non-interest revenue declined 26%, primarily due to the decline in investment sales.

        Operating expenses declined 14%, reflecting the benefits from re-engineering efforts and the impact of FX translation.

        Provisions for loan losses and for benefits and claims increased 55% mainly due to deteriorating credit conditions, partially offset by FX translation. Rising losses were particularly apparent in the card portfolios in India and Korea.

2Q09 YTD vs. 2Q08 YTD

        Revenue, net of interest expense declined 18% driven by a 51% decline in investment sales and the impact of FX translation. Net interest revenue was 9% lower than the prior-year period. Average loans were down 17% and deposits were down 13%, respectively, and net interest margin decreased as well. Non-interest revenue declined 34%, primarily due to the decline in investment sales.

        Operating expenses declined 18%, reflecting the benefits from re-engineering efforts and the impact of FX translation.

        Provisions for loan losses and for benefits and claims increased 72% mainly due to higher net credit losses in India and Korea.

INSTITUTIONAL CLIENTS GROUP (ICG)

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Commissions and Fees	$466	$690	(32)%	$884	$1,429	(38)%
Administration and Other Fiduciary Fees	1,262	1,433	(12)	2,510	2,833	(11)
Investment banking	1,242	1,396	(11)	2,182	2,265	(4)
Principal transactions	1,081	1,954	(45)	8,231	4,958	66
Other	762	(2)	NM	1,230	76	NM

Total non-interest revenue	$4,813	$5,471	(12)%	$15,037	$11,561	30%
Net interest revenue (including dividends)	4,542	4,414	3	9,116	8,459	8

Total revenues, net of interest expenses	$9,355	$9,885	(5)%	$24,153	$20,020	21%
Total operating expenses	4,358	5,706	(24)	8,249	11,250	(27)
Net credit losses	168	308	(45)	245	374	(34)
Provisions for unfunded lending commitments	83	(75)	NM	115	(75)	NM
Credit reserve build/ (release)	573	191	NM	849	215	NM

Provision for credit losses	$824	$424	94%	$1,209	$514	NM

Income from continuing operations before taxes	$4,173	$3,755	11%	$14,695	$8,256	78%
Income taxes (benefits)	1,332	1,313	1	4,756	2,497	90

Income from continuing operations	$2,841	$2,442	16%	$9,939	$5,759	73%
Net income (loss) attributable to noncontrolling interests	3	17	(82)	—	29	(100)

Net income	$2,838	$2,425	17%	$9,939	$5,730	73%

Average assets (in billions of dollars)	$809	$1,077	(25%)	$832	$1,117	(26)%
Return on assets	1.41%	0.91%		2.41%	1.03%

Revenue by region:
North America	$2,554	$4,018	(36)%	$8,387	$8,116	3%
EMEA	3,415	2,917	17	8,480	5,534	53
Latin America	1,386	1,096	26	2,527	2,117	19
Asia	2,000	1,854	8	4,759	4,253	12

Total	$9,355	$9,885	(5)%	$24,153	$20,020	21%

Income (loss) from continuing operations by region:
North America	$184	$707	(74)%	$2,889	$2,177	33%
EMEA	1,096	675	62	3,594	1,149	NM
Latin America	672	476	41	1,231	918	34
Asia	889	584	52	2,225	1,515	47

Total	$2,841	$2,442	16%	$9,939	$5,759	73%

Average loans by region (in billions):
North America	$43	$48	(10)%
EMEA	47	54	(13)
Latin America	20	25	(20)
Asia	28	37	(24)

Total	$138	$164	(16)%

NM    Not meaningful

SECURITIES AND BANKING

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$3,087	$3,100	—	$6,255	$5,850	7%
Non-interest revenue	3,785	4,306	(12)%	13,041	9,274	41

Revenues, net of interest expense	$6,872	$7,406	(7)%	$19,296	$15,124	28%
Operating expenses	3,270	4,371	(25)	6,087	8,655	(30)
Net credit losses	171	305	(44)	245	370	(34)
Provision for unfunded lending commitments	83	(75)	NM	115	(75)	NM
Credit reserve build (release)	565	183	NM	843	206	NM

Provision for credit losses	819	413	98	1,203	501	NM

Income before taxes and noncontrolling interest	$2,783	$2,622	6%	$12,006	$5,968	NM
Income taxes	916	969	(5)	3,945	1,809	NM
Income from continuing operations	1,867	1,653	13	8,061	4,159	94%
Net income attributable to noncontrolling interests	—	8	(100)	1	12	(92)

Net income	$1,867	$1,645	13%	$8,060	$4,147	94%

Average assets (in billions of dollars)	$749	$1,004	(25)%	$772	$1,044	(26)%
Return on assets	1.00%	0.66%		2.11%	0.80%

Revenues by region:
North America	$1,898	$3,507	(46)%	$7,142	$7,099	1%
EMEA	2,555	1,970	30	6,776	3,703	83
Latin America	1,046	722	45	1,844	1,403	31
Asia	1,373	1,207	14	3,534	2,919	21

Total revenues	$6,872	$7,406	(7)%	$19,296	$15,124	28%

Net income (loss) from continuing operations by region:
North America	$3	$646	(100)%	$2,570	$2,028	27%
EMEA	746	376	98	2,918	572	NM
Latin America	522	325	61	921	626	47
Asia	596	306	95	1,652	933	77

Total net income from continuing operations	$1,867	$1,653	13%	$8,061	$4,159	94%

Securities and Banking
Revenue details:
Net Investment Banking	$1,160	$1,335	(13)%	$2,142	$2,165	(1)%
Lending	(928)	(155)	NM	(1,257)	764	NM
Equity markets	1,101	1,526	(28)	2,705	2,687	1
Fixed income markets	5,573	4,439	26	15,794	9,171	72
Private bank	477	593	(20)	976	1,226	(20)
Other Securities and Banking	(511)	(332)	(54)	(1,064)	(889)	(20)

Total Securities and Banking Revenues	$6,872	$7,406	(7)%	$19,296	$15,124	28%

NM    Not meaningful

2Q09 vs. 2Q08

        Revenues, net of interest expense decreased 7% primarily due to revenue marks of negative $777 million and lending revenues of negative $928 million, due mainly to losses on credit default swap hedges, which offset strong trading results in fixed income markets revenues. Investment banking revenues were down 13% from the second quarter of 2008, a quarter driven by stronger M&A and equity volumes, due primarily to lower advisory and equity underwriting revenues. Equity markets revenues were down 28% from the prior-year period, primarily driven by net negative revenue marks of $694 million due to the narrowing in Citigroup credit spreads, partially offset by the narrowing of counterparty spreads. Private bank revenues were down 20% on lower assets under management, decreased investment sales and lower average lending volumes. Fixed income markets revenues were up 26% driven by strong results across most fixed income categories reflecting favorable positioning and sustained client activity.

        Operating expenses decreased 25% driven by headcount reductions, repositioning charges recorded in the second quarter of 2008 and reductions in other operating expenses.

        Provision for credit losses and for benefits and claims increased by 98% mainly due to increased credit reserve builds and provisions for unfunded lending commitments, partially offset by lower net credit losses.

2Q09 YTD vs. 2Q08 YTD

        Revenues, net of interest expense increased 28% mainly due to an increase in fixed income markets of $6.6 billion to $15.8 billion, mostly in the first quarter of 2009, reflecting strong trading results, offset by a decrease in lending revenues to a negative $1.3 billion mainly from losses on credit default swap hedges.

        Operating expenses decreased 30% driven by lower compensation due to headcount reductions and benefits from re-engineering and expense management.

        Provision for credit losses and for benefits and claims increased $0.5 billion to $1.2 billion mainly from increased credit reserve builds.

TRANSACTION SERVICES

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$1,455	$1,314	11%	$2,861	$2,609	10%
Non-interest revenue	1,028	1,165	(12)	1,996	2,287	(13)

Revenues, net of interest expense	$2,483	$2,479	—	$4,857	$4,896	(1)%
Operating expenses	1,088	1,335	(19)%	2,162	2,595	(17)
Provision for credit losses and for benefits and claims	5	11	(55)	6	13	(54)

Income before taxes and noncontrolling interest	$1,390	$1,133	23%	$2,689	$2,288	18%
Income taxes	416	344	21	811	688	18
Income from continuing operations	974	789	23	1,878	1,600	17
Net income (loss) attributable to noncontrolling interests	3	9	(67)	(1)	17	NM

Net income	$971	$780	24%	$1,879	$1,583	19%

Average assets (in billions of dollars)	$60	$73	(18)%	$60	$73	(18)%
Return on assets	6.49%	4.30%		6.32%	4.36%

Revenues by region:
North America	$656	$511	28%	$1,245	$1,017	22%
EMEA	860	947	(9)	1,704	1,831	(7)
Latin America	340	374	(9)	683	714	(4)
Asia	627	647	(3)	1,225	1,334	(8)

Total revenues	$2,483	$2,479	—	$4,857	$4,896	(1)%

Net income (loss) from continuing operations by region:
North America	$181	$61	NM	$319	$149	NM
EMEA	350	299	17%	676	577	17%
Latin America	150	151	(1)	310	292	6
Asia	293	278	5	573	582	(2)

Total net income from continuing operations	$974	$789	23%	$1,878	$1,600	17%

Key Indicators (in billions of dollars)
Average deposits and other customer liability balances	$288	$275	5%
EOP assets under custody (in trillions of dollars)	$11.1	$12.8	(13)

NM    Not meaningful

2Q09 vs. 2Q08

        Revenues, net of interest expense were $2.5 billion, in line with the prior-year period as clients remained actively engaged. Growth in deposits and increasing spreads were offset by the impact of FX translation and declines in assets under custody. Average deposits increased by 5%, driven by growth in North America and Asia. Assets under custody declined by 13% from the prior-year period, primarily due to lower equity markets.

        Operating expenses declined by 19% driven by headcount reduction, re-engineering efforts, expense management initiatives and the impact of FX translation.

2Q09 YTD vs. 2Q08 YTD

        Revenues, net of interest expense of $4.9 billion decreased slightly from the prior-year period driven primarily by the impact of FX translation, as well as by lower volumes and asset under custody valuations.

        Operating expenses declined 17% driven by headcount reduction and re-engineering benefits, as well as the impact of FX translation.

 CITI HOLDINGS

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$4,495	$5,929	(24)%	$9,878	$11,526	(14)%
Non-interest revenue	11,255	(3,850)	NM	9,324	(13,965)	NM

Total Revenues, net of interest expense	$15,750	$2,079	NM	$19,202	$(2,439)	NM

Provision for credit losses and for benefits and claims
Net credit losses	$6,795	$3,021	NM	$12,840	$5,729	NM
Credit reserve build/ (release)	2,711	2,100	29%	4,405	3,566	24%

Provision for loan losses	$9,506	$5,121	86%	$17,245	$9,295	86%
Provision for benefits & claims	294	258	14	613	532	15
Provision for unfunded lending commitments	52	(68)	NM	80	(68)	NM

Total provision for credit losses and for benefits and claims	$9,852	$5,311	86%	$17,938	$9,759	84%

Total operating expenses	$3,827	$5,316	(28)%	$8,215	$11,270	(27)%

Income (loss) from continuing operations before taxes	$2,071	$(8,548)	NM	$(6,951)	$(23,468)	70%
Provision (benefits) for income taxes	712	(3,323)	NM	(2,974)	(9,093)	67

Income (loss) from continuing operations	$1,359	$(5,225)	NM	$(3,977)	$(14,375)	72%
Net income (loss) attributable to noncontrolling interests	(37)	52	NM	(50)	22	NM

Citi Holding's net income (loss)	$1,396	$(5,277)	NM	$(3,927)	$(14,397)	73%

Balance Sheet Data (in billions)
Total EOP assets	$649	$833	(22)%

Average assets	$677	$852	(21)%

Total EOP deposits	$88	$84	5%

NM    Not meaningful

BROKERAGE AND ASSET MANAGEMENT

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$168	$230	(27)%	$516	$409	26%
Non-interest revenue	12,171	2,237	NM	13,524	4,448	NM

Total Revenues, net of interest expense	$12,339	$2,467	NM	$14,040	$4,857	NM

Total operating expenses	$1,096	$2,002	(45)%	$2,642	$4,452	(41)%

Net credit losses	$1	$—	—	$3	$10	(70)%
Credit reserve build/(release)	3	9	(67)%	46	10	NM
Provision for benefits and claims	34	45	(24)	75	97	(23)

Provisions for loan losses and for benefits and claims	$38	$54	(30)%	$124	$117	6%

Income from continuing operations before taxes	$11,205	$411	NM	$11,274	$288	NM
Income taxes (benefits)	4,391	144	NM	4,402	135	NM

Income from continuing operations	$6,814	$267	NM	$6,872	$153	NM
Net income (loss) attributable to noncontrolling interests	6	49	(88)%	(11)	38	NM

Net income	$6,808	$218	NM	$6,883	$115	NM

EOP assets (in billions of dollars)	$56	$65	(14)%
EOP deposits (in billions of dollars)	$56	$50	12

NM    Not meaningful

2Q09 vs. 2Q08

        Revenues, net of interest expense increased $9.9 billion due to an $11.1 billion pretax gain on sale ($6.7 billion after-tax) on the Morgan Stanley Smith Barney joint venture transaction, which closed on June 1, 2009. Excluding the gain, revenues declined $1.2 billion driven by the absence of one month of Smith Barney revenues as well as the impact of market conditions on Smith Barney transactional and fee-based revenue relative to the prior year.

        Operating expenses decreased 45% from the prior-year period, primarily driven by lower revenue-driven expenses in Smith Barney, a one month absence of Smith Barney expenses, lower variable compensation and re-engineering efforts, particularly in retail alternative investments.

        Provisions for loan losses and for benefits and claims decreased by 30% mainly reflecting lower provisions for benefits and claims.

2Q09 YTD vs. 2Q08 YTD

        Revenues, net of interest expense increased $9.2 billion due to an $11.1 billion pre-tax gain on sale ($6.7 billion after-tax) on the Morgan Stanley Smith Barney joint venture transaction which closed on June 1, 2009. Excluding the gain, revenue declined $1.9 billion driven by the absence of one month of Smith Barney revenues as well as the impact of market conditions on Smith Barney transactional and fee-based revenue relative to the prior year.

        Operating expenses decreased $1.8 billion, or 41%, primarily driven by lower revenue-driven expenses in Smith Barney, a one month absence of Smith Barney expenses, lower variable compensation and re-engineering efforts, particularly in retail alternative investments.

        Provisions for loan losses and for benefits and claims increased by 6% due to reserve builds in Smith Barney for SFAS 114 (ASC 310-10-35) impaired loans and lending to address client liquidity needs related to auction rate securities holdings, partially offset by lower provisions for benefits and claims.

LOCAL CONSUMER LENDING

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$3,387	$4,807	(30)%	$7,277	$9,403	(23)%
Non-interest revenue	543	1,417	(62)	3,106	4,321	(28)

Total Revenues, net of interest expense	$3,930	$6,224	(37)%	$10,383	$13,724	(24)%

Total operating expenses	$2,524	$3,046	(17)%	$5,135	$6,247	(18)%

Net credit losses	$5,156	$2,982	73%	$9,688	$5,629	72%
Credit reserve build/(release)	2,812	1,862	51	4,399	3,156	39
Provision for benefits and claims	260	213	22	538	435	24

Provisions for loan losses and for benefits and claims	$8,228	$5,057	63%	$14,625	$9,220	59%

Loss from continuing operations before taxes	$(6,822)	$(1,879)	NM	$(9,377)	$(1,743)	NM
Income taxes (benefits)	(2,629)	(673)	NM	(3,765)	(662)	NM

Loss from continuing operations	$(4,193)	$(1,206)	NM	$(5,612)	$(1,081)	NM
Net income attributable to noncontrolling interests	5	8	(38)%	10	12	(17)%

Net loss	$(4,198)	$(1,214)	NM	$(5,622)	$(1,093)	NM

Average assets (in billions of dollars)	$398	$478	(17)%	$403	$479	(16)%

Net credit losses as a % of average loans	6.26%	3.16%

NM    Not meaningful

2Q09 vs. 2Q08

        Revenues, net of interest expense decreased 37% mainly due to a decline in net interest revenue, higher net credit losses flowing through the securitization trusts in North America and a special FDIC assessment. Net interest revenue was 30% lower than the prior year driven by lower balances (due to run-off and credit tightening) and spread compression due largely to higher non-accrual loans, the FDIC special assessment and the impact of loan modifications. Average loans were down 13%, with North America (ex Cards) down 11%, North America Cards down 20%, and International down 21%. Non-interest revenue declined 62%, primarily due to higher credit costs flowing through the securitization trusts in North America and lower securitization gains. Non-interest revenue was also negatively impacted by $266 million of losses on credit default swap hedges.

        Operating expenses decreased 17% primarily due to re-engineering actions, lower volumes and marketing expenses and the absence of a $85 million repositioning charge in the prior-year quarter. The declines in expenses were partially offset by higher other real estate owned assets (OREO) and collections costs.

        Provisions for loan losses and for benefits and claims increased by 63%, reflecting higher reserve builds of $1.0 billion and increased net credit losses of $2.2 billion driven by deteriorating economic conditions globally. The reserve builds in the 2009 second quarter were mainly driven by increases for residential mortgage loans in North America as well as increases in EMEA. Net credit losses were higher versus the prior year across all businesses. The net credit reserve build for residential mortgages was driven by increases in first and second mortgages as well as continued deterioration in the housing market. Credit costs in North America also reflected a continued increase in credit losses in credit cards and commercial real estate. International credit costs reflected continued deterioration in CitiFinancial Japan, the U.K., Greece and Spain. The net credit loss ratio increased 310 basis points from the prior-year quarter with North America (ex Cards) up 267 basis points to 4.98%, International up 422 basis points to 9.69% and North America Cards up 707 basis points to 14.83%.

2Q09 YTD vs. 2Q08 YTD

        Revenues, net of interest expense decreased 24% due to a decline in net interest revenue, higher net credit losses flowing through the securitization trusts in North America and a special FDIC assessment. Net interest revenue was 23% lower than the prior year driven by lower balances (due to run-off and credit tightening) and spread compression due largely to higher non-accrual loans, the FDIC special assessment and the impact of loan modifications. Non-interest revenue declined 28%, primarily due to higher credit costs flowing through the securitization trusts in North America and lower securitization gains. Non-interest revenue was also negatively impacted by $266 million of losses on credit default swap hedges. Year-to-date non-interest revenue also included a $1.1 billion pretax gain on the sale of the Company's remaining stake in Redecard as compared to a prior-year pretax gain on sale of Redecard of $663 million.

        Operating expenses decreased 18% primarily due to re-engineering actions, lower volumes and marketing expenses and the absence of prior-year repositioning charges. The declines in expenses were partially offset by higher OREO and collections costs.

        Provisions for loan losses and for benefits and claims increased by 59%, reflecting higher reserve builds of $1.2 billion and increased net credit losses of $4.1 billion driven by deteriorating economic conditions globally. The reserve builds in 2009 were mainly driven by increases for residential mortgage loans and retail partners cards in North America as well as increases in EMEA; net credit losses were higher versus the prior year across all businesses.

        Assets declined 16%, primarily driven by lower loans due to run-off and the impact of credit tightening.

Mortgage Modifications and Recent Legislative Actions

Citigroup Mortgage Modification Programs

        The Company has instituted a variety of programs to assist borrowers with financial difficulties to stay in their homes. These programs include modifying the original loan terms, reducing interest rates, extending the remaining loan duration and/or waiving a portion of the remaining principal balance. Each borrower's financial situation is evaluated individually. If a borrower meets certain criteria (for example, based on verifiable cash reserves and the level of debt to income), Citi works to develop a modification program suited to the needs of the borrower's situation.

        In addition, Citi expects a significant number of loan modifications will be offered under the U.S. Treasury's Home Affordable Modification Program (HAMP), which was rolled out in the second quarter.

        During the second quarter of 2009, Citi observed declines in mortgage delinquencies for loans that were delinquent in the 90 day to 179 day bucket. Well over half of these declines were attributable to loss mitigation and modification initiatives that the Company has put in place, including the loan modification programs described above. The future loss rates associated with these loan modification programs (both for those loans that qualify under HAMP and for those made under Citi's loan modification programs) could have an impact on the Company's future delinquency trends and loan loss reserving actions.

Home Affordable Modification Program

        On March 4, 2009, the U.S. Treasury (UST) announced details of the Obama administration's Home Affordable Modification Program (HAMP). HAMP is designed to reduce the monthly mortgage payments to a 31% housing debt ratio by lowering the interest rate, extending the term of the loan and forbearing principal of certain eligible borrowers who have defaulted on their mortgages, or who are at risk of imminent default due to economic hardship. In order to be entitled to loan modifications, borrowers must complete a three-month trial period, and must be current at the end of the trial period. During the trial period, the original terms of the loans remain in effect pending final modification.

        With respect to interest rate reductions, if the reduced interest rate is equal to or greater than the Freddie Mac Survey Rate at the time of modification, the reduced rate is permanent. If the reduced rate is less than the Freddie Mac Survey Rate at the time of modification, the rate will remain in effect for a period of five years. After five years, the interest rate may increase annually to a rate capped at the Freddie Mac Survey Rate at the time of original modification. The financial impact of interest rate reductions are shared between participating financial institutions, including Citi's wholly-owned subsidiary, CitiMortgage Inc., and the UST.

        Under HAMP, investors and servicers of mortgages are entitled to receive certain payments from the UST based on the completion of loan modifications and continued borrower performance under the modified terms. To date, Citi has not recorded any fees under HAMP, as the trial period began in June 2009. During the trial period, the borrower continues to owe interest at the original contractual rate and recognizes interest to the extent permitted under Citi's nonaccrual policy. In addition, the Company does not record charge-offs while the loans are in the trial period if at least one payment under the trial period terms has been made.

The Credit Card Accountability Responsibility and Disclosure Act of 2009

        See "Citicorp—North America Retail Consumer Banking" above for a description of The Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) and the potential impact of the CARD Act on Citigroup's credit card businesses.

SPECIAL ASSET POOL

	Second Quarter			Six Months
In millions of dollars	2009	2008	% Change	2009	2008	% Change
Net interest revenue	$940	$892	5%	$2,085	$1,714	22%
Non-interest revenue	(1,459)	(7,504)	81	(7,306)	(22,734)	68

Total Revenues, net of interest expense	$(519)	$(6,612)	92%	$(5,221)	$(21,020)	75%

Total operating expenses	$207	$268	(23)%	$438	$571	(23)%

Net credit losses	$1,638	$39	NM	$3,149	$90	NM
Provision for unfunded lending commitments	52	(68)	NM	80	(68)	NM
Credit reserve builds (release)	(104)	229	NM	(40)	400	NM

Provisions for credit losses and for benefits and claims	$1,586	$200	NM	$3,189	$422	NM

(Loss) from continuing operations before taxes	$(2,312)	$(7,080)	67%	$(8,848)	$(22,013)	60%
Income taxes (benefits)	(1,050)	(2,794)	62	(3,611)	(8,566)	58

(Loss) from continuing operations	$(1,262)	$(4,286)	71%	$(5,237)	$(13,447)	61%
Net income (loss) attributable to noncontrolling interests	(48)	(5)	NM	(49)	(28)	(75)

Net (loss)	$(1,214)	$(4,281)	72%	$(5,188)	$(13,419)	61%

EOP assets (in billions of dollars)	201	299	(33)%

NM    Not meaningful

2Q09 vs. 2Q08

        Revenues, net of interest expense increased 92% primarily due to favorable net revenue marks relative to the prior-year quarter. Revenue in the current quarter included positive marks of $613 million on subprime-related direct exposures and $804 million positive CVA on derivative positions, excluding monoline insurers, partially offset by $967 million other revenue write-downs and losses. Revenue in the current quarter was also negatively impacted by $1.1 billion of losses related to hedges of various asset positions.

        Operating expenses declined 23%, mainly driven by lower volumes and lower transaction expenses.

        Provisions for credit losses and for benefits and claims increased by $1.4 billion primarily driven by $1.6 billion in write-offs, partially offset by a lower loan loss reserve of $213 million. The net $104 million net credit reserve release in the second quarter of 2009 was driven by a $750 million release for specific counterparties, partially offset by builds for specific counterparties.

2Q09 YTD vs. 2Q08 YTD

        Revenues, net of interest expense increased 75% primarily due to favorable net revenue relative to the prior period. Revenue year-to-date included a $1.1 billion positive CVA on derivative positions, offset by negative revenue of $1.7 billion on subprime-related direct exposures and $1.1 billion of negative marks for private equity positions. Revenue year-to-date was also negatively impacted by $2.9 billion related to CVA on fair value option liabilities and monolines, Alt-A mortgages, CRE, and leveraged finance commitments.

        Operating expenses declined 23% mainly driven by lower volumes and lower transaction expenses.

        Provisions for credit losses and for benefits and claims increased by $2.8 billion primarily driven by the $3.1 billion increase in write-offs over the period. Significant write-offs included exposures in Lyondell Basell. The net $40 million net credit reserve release in the current period was driven by a $2.1 billion release for specific counterparties (including Lyondell Basell), partially offset by builds for specific counterparties.

 CORPORATE/OTHER

	Second Quarter		Six Months
In millions of dollars	2009	2008	2009	2008
Net interest revenue	$(111)	$(577)	$(755)	$(1,116)
Non-interest revenue	(630)	(730)	514	(625)

Total Revenues, net of interest expense	$(741)	$(1,307)	$(241)	$(1,741)
Total operating expenses	323	(2)	423	95
Provisions for loan losses and for benefits and claims	1	—	1	—

(Loss) from continuing operations before taxes	$(1,065)	$(1,305)	$(665)	$(1,836)
Income taxes (benefits)	(1,035)	(768)	17	(615)

(Loss) from continuing operations	$(30)	$(537)	$(682)	$(1,221)
Income (loss) from discontinued operations, net of taxes	(142)	(94)	(259)	(35)

Net (loss) before attribution of noncontrolling interests	$(172)	$(631)	$(941)	$(1,256)
Net Income (loss) attributable to noncontrolling interests	—	(1)	—	—

Net (loss)	$(172)	$(630)	$(941)	$(1,256)

2Q09 vs. 2Q08

        Revenues, net of interest expense increased primarily due to lower intersegment eliminations, partially offset by hedging activities.

        Operating Expenses increased due to lower intersegment eliminations.

        Income Taxes (benefits) decreased due to higher tax benefits held at Corporate in the current year.

2Q09 YTD vs 2Q08 YTD

        Revenues, net of interest expense increased due to lower intersegment eliminations, hedging activities, and the impact of changes in U.S. dollar rates.

        Operating Expenses increased due to lower intersegment eliminations.

TARP AND OTHER REGULATORY PROGRAMS

Issuance of $45 Billion of Preferred Stock and Warrants to Purchase Common Stock under TARP

        On October 28, 2008 and December 31, 2008, Citigroup raised $25 billion and $20 billion, respectively, through the sale of preferred stock and warrants to purchase common stock to the UST as part of the UST's Troubled Asset Relief Program (TARP) Capital Purchase Program. All of the proceeds were treated as Tier 1 Capital for regulatory capital purposes.

        As part of the public and private exchange offers, the aggregate $25 billion of preferred stock issued to the UST in October 2008 was exchanged for interim securities and a warrant. The warrant will terminate, and the interim securities will automatically convert into Citigroup common stock, following shareholder approval of the increase in the Company's authorized common stock. See "Events in 2009—Public and Private Exchange Offers" above. In addition, as part of the public and private exchange offers, the aggregate $20 billion of preferred stock issued to the UST in December 2008 was exchanged for newly issued 8% trust preferred securities. See "Events in 2009—Public and Private Exchange Offers" above.

        For a discussion of the accounting impact of the exchange offers, see "Events in 2009—Public and Private Exchange Offers" above.

        The warrant issued to the UST in October 2008 has a term of 10 years, an exercise price of $17.85 per share and is exercisable for approximately 210.1 million shares of common stock, which will be reduced by one-half if Citigroup raises an additional $25 billion through the issuance of Tier 1-qualifying perpetual preferred or common stock by December 31, 2009. The value ascribed to the warrant, or $1.3 billion out of the $25 billion in cash proceeds, on a relative fair value basis, was recorded in Citigroup's stockholders' equity and resulted in an increase in Additional paid-in capital. The warrant issued to the UST in December 2008 has a term of 10 years, an exercise price of $10.61 per share and is exercisable for approximately 188.5 million shares of common stock. The value ascribed to the warrant, or $0.5 billion out of the $20 billion in cash proceeds, on a relative fair value basis, was recorded in Citigroup's stockholders' equity and resulted in an increase in Additional paid-in capital.

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

        As of June 30, 2009, Citigroup and its affiliates had issued a total of $44.7 billion of long-term debt that is covered under the FDIC guarantee, with $6.35 billion maturing in 2010, $14.75 billion maturing in 2011 and $23.5 billion maturing in 2012.

        In addition, as of June 30, 2009, Citigroup, through its subsidiaries, also had $27.7 billion in outstanding commercial paper and interbank deposits backed by the FDIC. The FDIC also charges a fee ranging from 50 to 150 basis points in connection with the issuance of those instruments.

FDIC Increased Deposit Insurance

        On October 4, 2008, the FDIC increased the insurance it provides on U.S. deposits in most banks and savings associations located in the United States, including Citibank, N.A., from $100,000 to $250,000 per depositor, per insured bank.

U.S. Government Loss-Sharing Agreement

Background

        On January 15, 2009, Citigroup entered into a definitive agreement with the UST, the FDIC and the Federal Reserve Bank of New York (collectively, the USG) on losses arising on a $301 billion portfolio of Citigroup assets (valued as of November 21, 2008, other than as set forth in note 1 to the table below). As shown in the table below, as a result of receipt of principal repayment and charge-offs, the total asset pool has declined by approximately $35 billion to approximately $266.4 billion from the original $301 billion.

        As consideration for the loss-sharing agreement, Citigroup issued approximately $7.1 billion in preferred stock to the UST and the FDIC, as well as a warrant exercisable for common stock to the UST. Of the issuance, $3.617 billion, representing the total fair value of the issued shares and warrant, was treated as Tier 1 Capital.

        As part of the public and private exchange offers, the approximately $7.1 billion of preferred stock issued to the UST and FDIC in consideration for the loss-sharing agreement was exchanged for newly issued 8% trust preferred securities. See "Events in 2009—Public and Private Exchange Offers" above. The warrant issued to the UST as consideration for the loss-sharing agreement has a term of 10 years, an exercise price of $10.61 per share and is exercisable for approximately 66.5 million shares of common stock. The fair value of the warrant of $88 million was recorded as a credit to Additional paid-in capital at the time of issuance.

Terms of Agreement

        The loss-sharing agreement extends for 10 years for residential assets and five years for non-residential assets. Under the agreement, a "loss" on a portfolio asset is defined to include a charge-off or a realized loss upon collection, through a permitted disposition or exchange, or upon a foreclosure or short-sale loss, but not merely through a change in Citigroup's fair value accounting for the asset or the creation or increase of a related loss reserve. Once a loss is recognized under the agreement, the aggregate amount of qualifying losses across the portfolio in a particular period is netted against the aggregate recoveries and gains across the portfolio, all on a pretax basis.

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

        Approximately $2.5 billion of GAAP losses on the asset pool were recorded in the second quarter of 2009, bringing the GAAP losses on the portfolio to date to approximately $5.3 billion (i.e., for the period of November 21, 2008 through June 30, 2009). These losses count towards Citigroup's $39.5 billion first-loss position.

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

        The USG has a 120-day confirmation period to review the composition of the asset pool from the date that Citi submitted its revised asset pool. The revised asset pool was submitted by Citigroup on April 15, 2009. The advisor to the USG has been conducting its review of the assets and it is thus currently expected that the USG will complete its review by August 13, 2009. The final composition of the asset pool will be established within 90 days after the USG completes its review.

        The agreement includes guidelines for governance and asset management with respect to the covered asset pool, including reporting requirements and notice and approval rights of the USG at certain thresholds. If covered losses exceed $19 billion, the USG may increase the required reporting or alter the thresholds for notice and approval. If covered losses exceed $27 billion, the USG has the right to change the asset manager for the covered asset pool, among other things.

Accounting and Regulatory Capital Treatment

        Citigroup accounts for the loss-sharing agreement as an indemnification agreement pursuant to the guidance in FASB Statement No. 141 (revised 2007), Business Combinations (ASC 805-20-30-18). Citigroup recorded an asset of $3.617 billion (equal to the fair value of the consideration issued to the USG, described above) in Other assets on the Consolidated Balance Sheet. The asset will be amortized as an Other operating expense in the Consolidated Statement of Income on a straight-line basis over the coverage periods of 10 years for residential assets and five years for non-residential assets, based on the relative initial principal amounts of each group. During the quarter ended June 30, 2009, Citigroup recorded $120 million as an Other operating expense.

        Under indemnification accounting, recoveries (gains), if any, will be recognized in the Consolidated Statement of Income in the same future periods that cumulative losses recorded under U.S. GAAP on the covered assets exceed the $39.5 billion first-loss amount. The Company will recognize and measure an indemnification asset on the same basis that it recognizes losses on the covered assets in the Consolidated Statement of Income. For example, for a covered loan classified as held-for-investment and reported in the balance sheet at amortized cost, the Company would recognize and measure an indemnification asset due from the USG at the same time related loan loss reserves are recorded for that loan equal to 90% of the amount of the loan loss reserve, subject to the first-loss limitation.

        Under indemnification accounting, recoveries (gains) may be recorded at times when such amounts are not contractually receivable from the USG based on the definition of covered losses in the loss-sharing agreement. Such amounts may or may not thereafter become contractually receivable, depending upon whether or not they become covered "losses" (see above for definition of covered "loss"). Indemnification accounting matches the amount and timing of the recording of recoveries with the amount and timing of the recognition of losses based on the U.S. GAAP accounting for the covered assets, as opposed to the amount and timing of recognition as defined in the loss-sharing agreement. The indemnification asset amount recorded will be adjusted, as appropriate, to take into consideration additional revenue and expense amounts related to the covered assets specifically defined as recoverable or non-recoverable in the loss-sharing program. As of June 30, 2009, the Company has recognized cumulative U.S. GAAP losses on the covered assets that are substantially below our first-loss amount and, therefore, no additional indemnification asset has been recognized as of such time.

        The fair value of the warrant issued to the UST, which remains outstanding is $88 million and was recorded as a credit to Additional paid-in capital at the time of issuance.

        The covered assets are risk-weighted at 20% for purposes of calculating the Tier 1 Capital ratio at June 30, 2009.

        The following table summarizes the assets that were part of the covered asset pool agreed to between Citigroup and the USG as of January 16, 2009, with their values as of November 21, 2008 (except as set forth in the note to the table below), and the balances as of June 30, 2009, reflecting changes in the balances of assets that remained qualified, plus approximately $10 billion of new replacement assets that Citi substituted for non-qualifying assets. The $266.4 billion of covered assets at June 30, 2009 are recorded in Citi Holdings within Local Consumer Lending ($183.2 billion) and Special Asset Pool ($83.2 billion). The asset pool, as revised, remains subject to the USG's final review process, anticipated to be completed by August 13, 2009, with final composition of the asset pool established within 90 days after the USG's completion of its review.

Assets

In billions of dollars	June 30, 2009	November 21, 2008(1)(2)
Loans:
First mortgages	$86.0	$98.0
Second mortgages	52.0	55.4
Retail auto loans	12.9	16.2
Other consumer loans	18.4	19.7

Total consumer loans	$169.3	$189.3

CRE loans	$11.4	$12.0
Highly leveraged finance loans	1.3	2.0
Other corporate loans	12.2	14.0

Total corporate loans	$24.9	$28.0

Securities:
Alt-A	$9.5	$11.4
SIVs	5.9	6.1
CRE	1.6	1.4
Other	9.0	11.2

Total securities	$26.0	$30.1

Unfunded lending commitments (ULC)
Second mortgages	$19.6	$22.4
Other consumer loans	2.6	3.6
Highly leveraged finance	0.0	0.1
CRE	4.2	5.5
Other commitments	19.8	22.0

Total ULC	$46.2	$53.6

Total covered assets	$266.4	$301.0

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

Implementation and Management of TARP Programs

        After Citigroup received the TARP capital, it established a Special TARP Committee composed of senior executives to approve, monitor and track how the funds are utilized. Citi is required to adhere to the following objectives as a condition of the USG's capital investment:

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

        On May 12, 2009, Citi published its quarterly report summarizing its TARP spending initiatives for the first quarter of 2009 (the report is available at www.citigroup.com). The report states that the Committee has authorized $44.75 billion in initiatives backed by TARP capital which has subsequently been increased to $50.8 billion. As of June 30, 2009, the Company has deployed approximately $15.1billion of funds under the approved initiatives.

MANAGING GLOBAL RISK

        Citigroup's risk management framework balances strong corporate oversight with well-defined independent risk management functions for each business and region, as well as cross-business product expertise. The Citigroup risk management framework is described in Citigroup's 2008 Annual Report on Form 10-K.

DETAILS OF CREDIT LOSS EXPERIENCE

In millions of dollars	2nd Qtr. 2009	1st Qtr. 2009	4th Qtr. 2008	3rd Qtr. 2008	2nd Qtr. 2008
Allowance for loan losses at beginning of period	$31,703	$29,616	$24,005	$20,777	$18,257

Provision for loan losses
Consumer	$10,010	$8,010	$8,592	$7,831	$6,194
Corporate	2,223	1,905	3,579	1,112	789

	$12,233	$9,915	$12,171	$8,943	$6,983

Gross credit losses
Consumer(1)
In U.S. offices	$4,694	$4,124	$3,610	$3,073	$2,584
In offices outside the U.S.	2,305	1,936	1,818	1,914	1,798
Corporate
In U.S. offices	1,216	1,176	364	156	190
In offices outside the U.S.	558	424	756	200	197

	$8,773	$7,660	$6,548	$5,343	$4,769

Credit recoveries
Consumer
In U.S. offices	$131	$136	$132	$137	$145
In offices outside the U.S.	261	213	219	252	289
Corporate
In U.S. offices	20	1	2	3	2
In offices outside the U.S.	6	28	52	31	23

	$418	$378	$405	$423	$459

Net credit losses
In U.S. offices	$5,759	$5,163	$3,840	$3,089	$2,627
In offices outside the U.S.	2,596	2,119	2,303	1,831	1,683

Total	$8,355	$7,282	$6,143	$4,920	$4,310

Other—net(2)(3)(4)(5)(6)	$359	$(546)	$(417)	$(795)	$(153)

Allowance for loan losses at end of period	$35,940	$31,703	$29,616	$24,005	$20,777

Allowance for loan losses as a % of total loans	5.60%	4.82%	4.27%	3.35%	2.78%
Allowance for unfunded lending commitments(7)	$1,082	$947	$887	$957	$1,107

Total allowance for loan losses and unfunded lending commitments	$37,022	$32,650	$30,503	$24,962	$21,884

Net consumer credit losses	$6,607	$5,711	$5,077	$4,598	$3,948
As a percentage of average consumer loans	5.88%	4.95%	4.12%	3.57%	2.95%

Net corporate credit losses/(recoveries)	$1,748	$1,571	$1,066	$322	$362
As a percentage of average corporate loans	0.89%	0.79%	0.60%	0.19%	0.16%

Allowance for loan losses at end of period(8)
Citicorp	$10,046	$8,520	$7,684	$6,651	$6,143
Citi Holdings	25,894	23,183	21,932	17,354	14,634

Total Citigroup	$35,940	$31,703	$29,616	$24,005	$20,777

(1)
Included in the allowance for loan losses are reserves for Troubled Debt Restructurings (TDRs) of $3,810 million, $2,760 million, $2,180 million, $1,443 million, and $882 million as of June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008, and June 30, 2008, respectively.

(2)
The second quarter of 2009 primarily includes increases to the credit loss reserves primarily related to FX translation.

(3)
The first quarter of 2009 primarily includes reductions to the credit loss reserves of $213 million related to securitizations and reductions of approximately $320 million primarily related to FX translation.

(4)
The fourth quarter of 2008 primarily includes reductions to the credit loss reserves of approximately $400 million primarily related to FX translation.

(5)
The third quarter of 2008 primarily includes reductions to the credit loss reserves of $23 million related to securitizations, reductions of $244 million related to the sale of Citigroup's German Retail Banking Operation and reductions of approximately $500 million related to FX translation.

(6)
The second quarter of 2008 primarily includes reductions to the credit loss reserves of $21 million related to securitizations, reductions of $156 million related to the sale of CitiCapital and additions of $56 million related to purchase price adjustments for the Grupo Cuscatlan acquisition.

(7)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded Other Liabilities on the Consolidated Balance Sheet.

(8)
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

Non-accrual loans

In millions of dollars	2nd Qtr. 2009	1st Qtr. 2009	4th Qtr. 2008	3rd Qtr. 2008	2nd Qtr. 2008
Citicorp	$5,314	$3,829	$3,193	$2,408	$2,438
Citi Holdings	22,932	22,282	19,104	11,135	9,188

Total Non-accrual loans (NAL)	$28,246	$26,111	$22,297	$13,543	$11,626

Corporate non-accrual loans(1)
North America	$3,499	$3,789	$2,660	$851	$544
EMEA	7,690	6,479	6,330	1,406	1,557
Latin America	230	300	229	125	74
Asia	1,013	639	513	357	40

	$12,432	$11,207	$9,732	$2,739	$2,215

Citicorp	$3,045	$1,825	$1,364	$605	$280
Citi Holdings	$9,387	$9,382	$8,368	$2,134	$1,935

	$12,432	$11,207	$9,732	$2,739	$2,215

Consumer non-accrual loans(1)(2)
North America	$12,154	$11,687	$9,617	$7,941	$6,400
EMEA	1,356	1,128	948	904	856
Latin America	1,520	1,338	1,290	1,343	1,441
Asia	784	751	710	616	714

	$15,814	$14,904	$12,565	$10,804	$9,411

Citicorp	$2,269	$2,004	$1,829	$1,803	$2,158
Citi Holdings	13,545	12,900	10,736	9,001	7,253

	$15,814	$14,904	$12,565	$10,804	$9,411

(1)
Excludes purchased distressed loans as they are accreting interest in accordance with Statement of Position 03-3, "Accounting for Certain Loans on Debt Securities Acquired in a Transfer" (SOP 03-3/ASC 310-30). The carrying value of these loans was $1.509 billion at June 30, 2009, $1.328 billion at March 31, 2009, $1.510 billion at December 31, 2008, $1.550 billion at September 30, 2008, and $1.891 billion at June 30, 2008.

(2)
Includes the impact of the deterioration in the U.S. consumer real estate market.

        The table below summarizes the Company's other real estate owned (OREO) assets. This represents the carrying value of all property acquired by foreclosure or other legal proceedings when the Company has taken possession of the collateral.

OREO	2nd Qtr. 2009	1st Qtr. 2009	4th Qtr. 2008	3rd Qtr. 2008	2nd Qtr. 2008
Citicorp	$291	$307	$371	$425	$512
Citi Holdings	664	854	1,022	1,092	1,010
Corporate/Other	14	41	40	85	88

Total OREO	$969	$1,202	$1,433	$1,602	$1,610

North America	$789	$1,115	$1,349	$1,525	$1,528
EMEA	97	65	66	61	63
Latin America	29	20	16	14	17
Asia	54	2	2	2	2

	$969	$1,202	$1,433	$1,602	$1,610

Other repossessed assets(1)	$72	$78	$78	$81	$94

(1)
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

Non-performing assets—Total Citigroup	2nd Qtr. 2009	1st Qtr. 2009	4th Qtr. 2008	3rd Qtr. 2008	2nd Qtr. 2008
Corporate non-accrual loans	$12,432	$11,207	$9,732	$2,739	$2,215
Consumer non-accrual loans	15,814	14,904	12,565	10,804	9,411

Non-accrual loans (NAL)	$28,246	$26,111	$22,297	$13,543	$11,626

OREO	$969	$1,202	$1,433	$1,602	$1,610
Other repossessed assets	72	78	78	81	94

Non-performing assets (NPA)	$29,287	$27,391	$23,808	$15,226	$13,330

NAL as a % of total loans	4.40%	3.97%	3.21%	1.89%	1.56%
NPA as a % of total assets	1.59%	1.50%	1.23%	0.74%	0.63%
Allowance for loan losses as a % of NAL(1)	127%	121%	133%	177%	179%

(1)
The $6.403 billion of non-accrual loans transferred from the held-for-sale portfolio to the held-for-investment portfolio during the fourth quarter of 2008 were marked to market at the transfer date and, therefore, no allowance was necessary at the time of the transfer. $2.426 billion of the par value of the loans reclassified was written off prior to transfer.

Non-performing assets—Total Citicorp	2nd Qtr. 2009	1st Qtr. 2009	4th Qtr. 2008	3rd Qtr. 2008	2nd Qtr. 2008
Non-accrual loans (NAL)	$5,314	$3,829	$3,193	$2,408	$2,438
OREO	$291	$307	$371	$425	$512
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-performing assets (NPA)	$5,605	$4,136	$3,564	$2,833	$2,950

NPA as a % of total assets	0.57%	0.43%	0.36%	0.24%	0.25%
Allowance for loan losses as a % of NAL	189%	223%	241%	276%	252%

Non-performing assets—Total Citi Holdings
Non-accrual loans (NAL)	$22,932	$22,282	$19,104	$11,135	$9,188
OREO	$664	854	1,022	1,092	1,010
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-performing assets (NPA)	$23,596	$23,136	$20,126	$12,227	$10,198

NPA as a % of total assets	3.64%	3.49%	2.81%	1.58%	1.22%
Allowance for loan losses as a % of NAL	113%	104%	115%	156%	159%

N/A    Not available at the Citicorp or Citi Holdings level.

U.S. Subprime-Related Direct Exposure in Citi Holdings—Special Asset Pool

        The following table summarizes Citigroup's U.S. subprime-related direct exposures in Citi Holdings at June 30, 2009 and March 31, 2009:

In billions of dollars	March 31, 2009 exposures	Second Quarter 2009 write-ups (downs)(1)		Second Quarter 2009 Other(2)		June 30, 2009 exposures
Direct ABS CDO super senior exposures:
Gross ABS CDO super senior exposures (A)	$15.2					$14.5
Hedged exposures (B)	6.6					6.3
Net ABS CDO super senior exposures:
ABCP/CDO(3)	7.6	$0.6		$(0.9)		7.3
High grade	0.6	0.1		(0.1)		0.7
Mezzanine	0.3	(0.1	)(4)	0.0		0.2

Total net ABS CDO super senior exposures (A-B=C)	$8.5	$0.6		$(0.9	)(5)	$8.3

Lending and structuring exposures:
CDO warehousing/unsold tranches of ABS CDOs	$0.0	$(0.0)		$0.0		$0.0
Subprime loans purchased for sale or securitization	1.1	(0.0)		(0.1)		1.0
Financing transactions secured by subprime	0.5	(0.0	)(4)	(0.2)		0.4

Total lending and structuring exposures (D)	$1.7	$(0.0)		$(0.3)		$1.4

Total net exposures (C+D)(6)	$10.2	$0.6		$(1.2)		$9.6

Credit adjustment on hedged counterparty exposures (E)(7)		$0.2

Total net write-ups (downs) (C+D+E)		$0.8

Note:    Table may not foot or cross-foot due to roundings.

(1)
Includes net profits and losses associated with liquidations.

(2)
Reflects sales, transfers and repayment or liquidations of principal.

(3)
Consists of older-vintage, high-grade ABS CDOs.

(4)
Includes $7 million recorded in credit costs.

(5)
A portion of the underlying securities was purchased in liquidations of CDOs and reported as Trading account assets. As of June 30, 2009, $156 million relating to deals liquidated was held in the trading books.

(6)
Composed of net CDO super-senior exposures and gross lending and structuring exposures.

(7)
SFAS 157 (ASC 820-10) adjustment related to counterparty credit risk.

        The Company had approximately $9.6 billion in net U.S. subprime-related direct exposures in the Special Asset Pool at June 30, 2009. The exposure consisted of (a) approximately $8.3 billion of net exposures in the super senior tranches (i.e., the most senior tranches) of CDOs, which are collateralized by asset-backed securities, derivatives on asset-backed securities, or both (ABS CDOs), and (b) approximately $1.4 billion of exposures in its lending and structuring business.

Direct ABS CDO Super Senior Exposures

        The net $8.3 billion in ABS CDO super senior exposures as of June 30, 2009 is collateralized primarily by subprime residential mortgage-backed securities (RMBS), derivatives on RMBS, or both. These exposures include $7.3 billion in the super senior tranches of ABS CDOs initially issued as commercial paper (ABCP) and approximately $0.9 billion of other super senior tranches of ABS CDOs.

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

        When necessary, the valuation methodology used by Citigroup is refined and the inputs used for purposes of estimation are modified, in part, to reflect ongoing market developments. More specifically, the inputs of home price appreciation (HPA) assumptions and delinquency data were updated along with discount rates that are based upon a weighted average combination of implied spreads from single-name ABS bond prices and ABX indices, as well as CLO spreads under current market conditions. The housing-price changes are estimated using a forward-looking projection, which incorporated the Loan Performance Index. In addition, the Company's mortgage default model also uses recent mortgage performance data, a period of sharp home price declines and high levels of mortgage foreclosures.

        The valuation as of June 30, 2009 assumes a cumulative decline in U.S. housing prices from peak to trough of 32.3%. This rate assumes declines of 10% and 3% in 2009 and 2010, respectively, the remainder of the 32.3% decline having already occurred before the end of 2008.

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

        The primary drivers that currently impact the model valuations are the discount rates used to calculate the present value of projected cash flows and projected mortgage loan performance. In valuing its direct ABCP- and CDO-squared super senior exposures, the Company has made its best estimate of the key inputs that should be used in its valuation methodology. However, the size and nature of these positions as well as current market conditions are such that changes in inputs such as the discount rates used to calculate the present value of the cash flows can have a significant impact on the reported value of these exposures. For instance, each 10 basis point change in the discount rate used generally results in an approximate $24 million change in the fair value of the Company's direct ABCP- and CDO-squared super senior exposures as of June 30, 2009. This applies to both decreases in the discount rate (which would increase the value of these assets and decrease reported write-downs) and increases in the discount rate (which would decrease the value of these assets and increase reported write-downs).

        Estimates of the fair value of the CDO super senior exposures depend on market conditions and are subject to further change over time. In addition, while Citigroup believes that the methodology used to value these exposures is reasonable, the methodology is subject to continuing refinement, including as a result of market developments. Further, any observable transactions in respect of some or all of these exposures could be employed in the fair valuation process in accordance with and in the manner called for by SFAS 157 (ASC 820-10).

Lending and Structuring Exposures

        The $1.4 billion of subprime-related exposures includes approximately $1.0 billion of actively managed subprime loans purchased for resale or securitization at a discount to par during 2007 and approximately $0.4 billion of financing transactions with customers secured by subprime collateral. These amounts represent the fair value as determined using observable inputs and other market data. The majority of the change from the March 31, 2009 balances reflects sales, transfers and liquidations.

        The Special Asset Pool also has trading positions, both long and short, in U.S. subprime RMBS and related products, including ABS CDOs, which are not included in the figures above. The exposure from these positions is actively managed and hedged, although the effectiveness of the hedging products used may vary with material changes in market conditions.

Exposure to Commercial Real Estate

        The Company, through its business activities and as a capital markets participant, incurs exposures that are directly or indirectly tied to the commercial real estate market. These exposures are represented primarily by the following three categories:

        (1)   Assets held at fair value include: $5.1 billion, of which approximately $4.3 billion are securities, loans and other items linked to commercial real estate (CRE) that are carried at fair value as trading account assets, $0.1 billion of loans which are held-for-sale, and approximately $0.7 billion which are securities backed by CRE carried at fair value as available-for-sale (AFS) investments. Changes in fair value for these trading account assets are reported in current earnings, while AFS investments are reported in OCI with other-than-temporary impairments reported in current earnings.

        The majority of these exposures are classified as Level 3 in the fair-value hierarchy. Weakening activity in the trading markets for some of these instruments resulted in reduced liquidity, thereby decreasing the observable inputs for such valuations, and could have an adverse impact on how these instruments are valued in the future if such conditions persist.

        (2)   Assets held at amortized cost include approximately $2.0 billion of securities classified as held-to-maturity (HTM) and $24.0 billion of loans and commitments. The HTM securities were classified as such during the fourth quarter of 2008 and were previously classified as either trading or AFS. They are accounted for at amortized cost, subject to other-than-temporary impairment. Loans and commitments are recorded at amortized cost, less loan loss reserves. The impact from changes in credit is reflected in the calculation of the allowance for loan losses and in net credit losses.

        (3)   Equity and other investments include approximately $4.5 billion of equity and other investments such as limited partner fund investments which are accounted for under the equity method, which recognizes gains or losses based on the investor's share of the net income of the investee.

Direct Exposure to Monolines

        Through Citi Holdings—Special Asset Pool, the Company has exposure to various monoline bond insurers (Monolines), listed in the table below, from hedges on certain investments and from trading positions. The hedges are composed of credit default swaps and other hedge instruments. The Company recorded a reduction of $157 million CVA related to exposure to Monolines during the second quarter of 2009, bringing the total CVA balance to $5.2 billion.

        The following table summarizes the market value of the Company's direct exposures to and the corresponding notional amounts of transactions with the various Monolines as well as the aggregate credit valuation adjustment associated with these exposures as of June 30, 2009 and March 31, 2009.

	June 30, 2009		March 31, 2009
In millions of dollars	Fair- value exposure	Notional amount of transactions	Fair- value exposure	Notional amount of transactions
Direct subprime ABS CDO super senior—Ambac	$4,525	$5,328	$4,649	$5,352

Trading assets—non-subprime:
MBIA	$2,123	$3,868	$2,209	$4,567
FSA	128	1,108	294	1,119
Assured	126	466	147	454
Radian	19	150	39	150
Ambac	—	407	19	821

Subtotal trading assets—non-subprime	$2,396	$5,999	$2,708	$7,111

Total gross fair-value direct exposure	$6,921		$7,357
Credit valuation adjustment	(5,213)		(5,370)

Total net fair-value direct exposure	$1,708		$1,987

        The fair-value exposure, net of payable and receivable positions, represents the market value of the contract as of June 30, 2009 and March 31, 2009, respectively, excluding the CVA. The notional amount of the transactions, including both long and short positions, is used as a reference value to calculate payments. The CVA is a downward adjustment to the fair-value exposure to a counterparty to reflect the counterparty's creditworthiness in respect of the obligations in question.

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

        As of June 30, 2009 and March 31, 2009, the Company had $6.3 billion and $6.6 billion, respectively, in notional amount of hedges against its direct subprime ABS CDO super senior positions. Of those amounts, $5.3 billion and $5.4 billion, respectively, were purchased from Monolines and are included in the notional amount of transactions in the table above.

        With respect to Citi's trading assets, there were $2.4 billion and $2.7 billion of fair-value exposure to Monolines as of June 30, 2009 and March 31, 2009, respectively. Trading assets include trading positions, both long and short, in U.S. subprime RMBS and related products, including ABS CDOs.

        The notional amount of transactions related to the remaining non-subprime trading assets as of June 30, 2009 was $6.0 billion. The $6.0 billion notional amount of transactions comprised $955 million primarily in interest-rate swaps with a corresponding fair value exposure of $2.1 million net payable. The remaining notional amount of $5.0 billion was in the form of credit default swaps and total return swaps with a fair value exposure of $2.4 billion.

        The notional amount of transactions related to the remaining non-subprime trading assets at March 31, 2009 was $7.1 billion with a corresponding fair value exposure of $2.7 billion. The $7.1 billion notional amount of transactions comprised $2.1 billion primarily in interest-rate swaps with a corresponding fair value exposure of $10 million. The remaining notional amount of $5.0 billion was in the form of credit default swaps and total return swaps with a fair value of $2.7 billion.

        The Company has purchased mortgage insurance from various monoline mortgage insurers on first mortgage loans. The notional amount of this insurance protection was approximately $316 million and $300 million as of June 30, 2009 and March 31, 2009, respectively, with nominal pending claims against this notional amount.

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

        Prior to funding, highly leveraged financing commitments are assessed for impairment in accordance with SFAS 5 (ASC 450-20-25), and losses are recorded when they are probable and reasonably estimable. For the portion of loan commitments that relates to loans that will be held for investment, loss estimates are made based on the borrower's ability to repay the facility according to its contractual terms. For the portion of loan commitments that relates to loans that will be held-for-sale, loss estimates are made in reference to current conditions in the resale market (both interest rate risk and credit risk are considered in the estimate). Loan origination, commitment, underwriting and other fees are netted against any recorded losses.

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

        Due to the dislocation of the credit markets and the reduced market interest in higher-risk/higher-yield instruments since the latter half of 2007, liquidity in the market for highly leveraged financings has been limited. This has resulted in the Company's recording pretax write-downs on funded and unfunded highly leveraged finance exposures of $237 million in the second quarter of 2009, bringing the cumulative write-downs for the first half of 2009 to $484 million.

        Citigroup's exposures to highly leveraged financing commitments totaled $8.5 billion at June 30, 2009 ($8.1 billion funded and $0.4 billion in unfunded commitments), reflecting a decrease of $1.0 billion from March 31, 2009.

        In 2008, the Company completed the transfer of approximately $12.0 billion of loans to third parties, of which $8.5 billion relates to highly leveraged loan commitments. In these transactions, the third parties purchased subordinate interests backed by the transferred loans. These subordinate interests absorb first loss on the transferred loans and provide the third parties with control of the loans. The Company retained senior debt securities backed by the transferred loans. These transactions were accounted for as sales of the transferred loans. The loans were removed from the balance sheet and the retained securities are classified as AFS securities on the Company's Consolidated Balance Sheet.

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

        The Company's sole remaining exposure to the transferred loans are the senior debt securities, which have an amortized cost basis of $6.7 billion and fair value of $6.3 billion at June 30, 2009, and the receivables under the TRS, which have a fair value of $0.4 billion at June 30, 2009. The change in the value of the retained senior debt securities that are classified as AFS securities are recorded in AOCI as they are deemed temporary. The offsetting change in the TRS are recorded as cash flow hedges within AOCI. See Note 14 to the Consolidated Financial Statements for additional information.

 DERIVATIVES

        Presented below are the notional and the mark-to-market receivables and payables for Citigroup's derivative exposures as of June 30, 2009 and December 31, 2008:

Notionals(1)

	Trading derivatives(2)(3)		Non-trading Derivatives(3)
In millions of dollars	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Interest rate contracts
Swaps	$15,307,390	$15,096,293	$303,754	$306,501
Futures and forwards	3,724,252	2,619,952	101,832	118,440
Written options	3,063,580	2,963,280	18,850	20,255
Purchased options	3,227,193	3,067,443	50,726	38,344

Total interest rate contract notionals	$25,322,415	$23,746,968	$475,162	$483,540

Foreign exchange contracts
Swaps	$914,889	$882,327	$55,642	$62,491
Futures and forwards	2,042,436	2,165,377	32,399	40,694
Written options	435,498	483,036	6,473	3,286
Purchased options	453,971	539,164	474	676

Total foreign exchange contract notionals	$3,846,794	$4,069,904	$94,988	$107,147

Equity contracts
Swaps	$90,794	$98,315	$—	$—
Futures and forwards	13,557	17,390	—	—
Written options	463,668	507,327	—	—
Purchased options	442,601	471,532	—	—

Total equity contract notionals	$1,010,620	$1,094,564	$—	$—

Commodity and other contracts
Swaps	$27,451	$44,020	$—	$—
Futures and forwards	84,905	60,625	—	—
Written options	30,663	31,395	—	—
Purchased options	30,254	32,892	—	—

Total commodity and other contract notionals	$173,273	$168,932	$—	$—

Credit derivatives(4)
Citigroup as the Guarantor:
Credit default swaps	$1,363,683	$1,441,117	$—	$—
Total return swaps	1,950	1,905	—	—
Credit default options	55	258	—	—
Citigroup as the Beneficiary:			—
Credit default swaps	1,450,451	1,560,087	—	—
Total return swaps	22,997	27,359	6,668	8,103
Credit default options	150	135	—	—

Total credit derivatives	$2,839,286	$3,030,861	$6,668	$8,103

Total derivative notionals	$33,192,388	$32,111,229	$576,818	$598,790

See the following page for footnotes to this table.

[Table continues on the following page.]

 Mark-to-Market (MTM) Receivables/Payables

	Derivatives receivables—MTM		Derivatives payables—MTM
In millions of dollars	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Trading derivatives(2)
Interest rate contracts	$486,623	$667,597	$466,686	$654,178
Foreign exchange contracts	87,813	153,197	92,241	160,628
Equity contracts	24,444	35,717	45,070	57,292
Commodity and other contracts	21,331	23,924	20,447	22,473
Credit derivatives:(4)
Citigroup as the Guarantor	16,191	5,890	117,127	198,233
Citigroup as the Beneficiary	134,467	222,461	16,217	5,476
Cash collateral paid/received	55,356	63,866	51,227	65,010

Total	$826,225	$1,172,652	$809,015	$1,163,290

Less: Netting agreements and market value adjustments	(753,067)	(1,057,363)	(745,467)	(1,046,505)

Net receivables/payables	$73,158	$115,289	$63,548	$116,785

Non-trading derivatives
Interest rate contracts	$7,847	$14,755	$7,019	$7,742
Foreign exchange contracts	3,398	2,408	4,006	3,746
Credit Derivatives	370	—	—	—

Total	$11,615	$17,163	$11,025	$11,488

(1)
Includes the notional amounts for long and short derivative positions. The notional amounts are presented based on the derivatives classification on the Consolidated Balance Sheet.

(2)
Trading Derivatives include proprietary positions, as well as hedging derivatives instruments that do not qualify for hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133/ASC 815).

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

Fair Valuation Adjustments for Derivatives

        The fair value adjustments applied by the Company to its derivative carrying values consist of the following items:

  •
  Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy (see Note 17 to the Consolidated Financial Statements) to ensure that the fair value reflects the price at which the entire position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument, adjusted to take into account the size of the position.

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

        The CVA adjustment is designed to incorporate a market view of the credit risk inherent in the derivative portfolio as required by SFAS 157 (ASC 820-10). However, most derivative instruments are negotiated bilateral contracts and are not commonly transferred to third parties. Derivative instruments are normally settled contractually, or if terminated early, are terminated at a value negotiated bilaterally between the counterparties. Therefore, the CVA (both counterparty and own-credit) may not be realized upon a settlement or termination in the normal course of business. In addition, all or a portion of the credit valuation adjustments may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of Citi or its counterparties, or changes in the credit mitigants (collateral and netting agreements) associated with the derivative instruments. Historically, Citigroup's credit spreads have moved in tandem with general counterparty credit spreads, thus providing offsetting CVAs affecting revenue. However, in the first quarter of 2009, Citigroup's credit spreads widened and counterparty credit spreads generally narrowed, each of which positively affected revenues.

        The table below summarizes pretax gains (losses) related to changes in CVAs on derivative instruments for the quarters ended June 30, 2009 and 2008:

	Credit valuation adjustment gain (loss)
In millions of dollars	2009	2008
Non-monoline counterparties	$4,381	$405
Citigroup (own)	(2,980)	(299)

Net non-monoline CVA	$1,401	$106
Monoline counterparties	157	(2,428)

Total CVA—derivative instruments	$1,558	$(2,322)

        The table below summarizes pretax gains (losses) related to changes in CVAs on derivative instruments for the six months ended June 30, 2009 and 2008:

	Credit valuation adjustment gain (loss)
In millions of dollars	2009	2008
Non-monoline counterparties	$4,533	$(1,385)
Citigroup (own)	(357)	1,214

Net non-monoline CVA	$4,176	$(171)
Monoline counterparties	(934)	(3,919)

Total CVA—derivative instruments	$3,242	$(4,090)

        The table below summarizes the CVA applied to the fair value of derivative instruments as of June 30, 2009 and December 31, 2008.

	Credit valuation adjustment Contra liability (contra asset)
In millions of dollars	June 30, 2009	December 31, 2008
Non-monoline counterparties	$(3,733)	$(8,266)
Citigroup (own)	3,289	3,611

Net non-monoline CVA	$(444)	$(4,655)
Monoline counterparties	(5,213)	(4,279)

Total CVA—derivative instruments	$(5,657)	$(8,934)

        The CVA amounts shown above relate solely to the derivative portfolio, and do not include:

  •
  Own-credit adjustments for non-derivative liabilities measured at fair value under the fair-value option. See Note 17 to the Consolidated Financial Statements for further information.

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

        Credit derivatives generally require that the seller of credit protection make payments to the buyer upon the occurrence of pre-defined events (settlement triggers). These settlement triggers are defined by the form of the derivative and the referenced credit and are generally limited to the market standard of failure to pay on indebtedness and bankruptcy of the reference credit and, in a more limited range of transactions, debt restructuring. Credit derivative transactions referring to emerging market reference credits will also typically include additional settlement triggers to cover the acceleration of indebtedness and the risk of repudiation or a payment moratorium. In certain transactions on a portfolio of referenced credits or asset-backed securities, the seller of protection may not be required to make payment until a specified amount of losses has occurred with respect to the portfolio and/or may only be required to pay for losses up to a specified amount.

        The following tables summarize the key characteristics of the Company's credit derivative portfolio by activity, counterparty and derivative form as of June 30, 2009 and December 31, 2008:

June 30, 2009:

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By Activity:
Credit portfolio	$1,391	$164	$52,135	$—
Dealer/client	149,637	133,180	1,428,131	1,365,688

Total by Activity	$151,028	$133,344	$1,480,266	$1,365,688

By Industry/Counterparty:
Bank	$83,725	$82,057	$936,852	$899,598
Broker-dealer	35,842	33,912	339,239	322,349
Monoline	7,007	89	9,925	123
Non-financial	291	262	3,780	4,805
Insurance and other financial institutions	24,163	17,024	190,470	138,813

Total by Industry/Counterparty	$151,028	$133,344	$1,480,266	$1,365,688

By Instrument:
Credit default swaps and options	$147,947	$132,288	$1,450,601	$1,363,738
Total return swaps and other	3,081	1,056	29,665	1,950

Total by Instrument	$151,028	$133,344	$1,480,266	$1,365,688

 December 31, 2008(1):

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By Activity:
Credit portfolio	$3,257	$15	$71,131	$—
Dealer/client	225,094	203,694	1,524,553	1,443,280

Total by Activity	$228,351	$203,709	$1,595,684	$1,443,280

By Industry/Counterparty:
Bank	$128,042	$121,811	$996,248	$943,949
Broker-dealer	59,321	56,858	403,501	365,664
Monoline	6,886	91	9,973	139
Non-financial	4,874	2,561	5,608	7,540
Insurance and other financial institutions	29,228	22,388	180,354	125,988

Total by Industry/Counterparty	$228,351	$203,709	$1,595,684	$1,443,280

By Instrument:
Credit default swaps and options	$221,159	$203,220	$1,560,222	$1,441,375
Total return swaps and other	7,192	489	35,462	1,905

Total by Instrument	$228,351	$203,709	$1,595,684	$1,443,280

(1)
Reclassified to conform to the current period's presentation.

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

        The Company actively monitors its counterparty credit risk in credit derivative contracts. Approximately 88% of the gross receivables as of June 30, 2009 are from counterparties with which the Company maintains collateral agreements. A majority of the Company's top 15 counterparties (by receivable balance owed to the Company) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty rating downgrades may have an incremental effect by lowering the threshold at which the Company may call for additional collateral. A number of the remaining significant counterparties are monolines.

MARKET RISK MANAGEMENT PROCESS

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in "Capital Resources and Liquidity" below. Price risk is the earnings risk from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

Interest Rate Exposure

        The exposures in the following table represent the approximate annualized risk to Net Interest Revenue (NIR) assuming an unanticipated parallel instantaneous 100bp change, as well as a more gradual 100bp (25bps per quarter) parallel change in rates as compared with the market forward interest rates in selected currencies.

	June 30, 2009		March 31, 2009		June 30, 2008
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(1,767)	$1,935	$(1,654)	$1,543	$(1,236)	$1,170
Gradual change	$(1,005)	$936	$(888)	$660	$(756)	$633

Mexican peso
Instantaneous change	$(21)	$21	$(20)	$20	$(24)	$24
Gradual change	$(15)	$15	$(14)	$14	$(19)	$19

Euro
Instantaneous change	$(29)	$21	$11	$(12)	$(71)	$71
Gradual change	$(35)	$35	$12	$(12)	$(51)	$51

Japanese yen
Instantaneous change	$215	NM	$195	NM	$131	NM
Gradual change	$122	NM	$122	NM	$73	NM

Pound sterling
Instantaneous change	$(11)	$11	$1	$(5)	$13	$(13)
Gradual change	$(14)	$14	$(1)	$1	$15	$(15)

NM    Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the Japanese yen yield curve.

        The changes in the U.S. dollar interest rate exposures from March 31, 2009 to June 30, 2009 are related to customer-related asset and liability mix, the impact of the Morgan Stanley Smith Barney joint venture, as well as Citigroup's view of prevailing interest rates.

        The following table shows the risk to NIR from six different changes in the implied forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bp)	—	100	200	(200)	(100)	—
10-year rate change (bp)	(100)	—	100	(100)	—	100
Impact to net interest revenue (in millions of dollars)	$1	$(853)	$(1,711)	$686	$812	$(89)

Value at Risk

        For Citigroup's major trading centers, the aggregate pretax value at risk (VAR) in the trading portfolios was $277 million, $292 million, and $255 million at June 30, 2009, March 31, 2009, and June 30, 2008, respectively. Daily exposures averaged $260 million during the second quarter of 2009 and ranged from $224 million to $290 million. The following table summarizes VAR to Citigroup trading portfolios at June 30, 2009, March 31, 2009, and June 30, 2008, including the total VAR, the specific risk only component of VAR, and general market factors only VAR, along with the quarterly averages:

In million of dollars	June 30, 2009	Second Quarter 2009 Average	March 31, 2009	First Quarter 2009 Average	June 30, 2008	Second Quarter 2008 Average
Interest rate	$226	$217	$239	$272	$288	$301
Foreign exchange	84	61	38	73	47	49
Equity	65	94	144	97	95	79
Commodity	36	38	34	22	45	51
Diversification benefit	(134)	(150)	(163)	(173)	(220)	(188)

Total—All market risk factors, including general and specific risk	$277	$260	$292	$291	$255	$292

Specific risk only component	$18	$20	$14	$19	$15	$7

Total—General market factors only	$259	$240	$278	$272	$240	$285

        The specific risk only component represents the level of equity and debt issuer-specific risk embedded in VAR. Citigroup's specific risk model conforms to the 4x-multiplier treatment and is subject to extensive annual hypothetical back-testing.

        The table below provides the range of VAR in each type of trading portfolio that was experienced during the quarters ended:

	June 30, 2009		March 31, 2009		June 30, 2008
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$193	$240	$209	$320	$268	$339
Foreign exchange	31	91	29	140	33	81
Equity	50	153	47	167	63	181
Commodity	26	50	12	34	40	60

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

COUNTRY AND CROSS-BORDER RISK

        The table below shows all countries where total Federal Financial Institutions Examination Council (FFIEC) cross-border outstandings exceed 0.75% of total Citigroup assets:

June 30, 2009									December 31, 2008
Cross-Border Claims on Third Parties
In billions of U.S. dollars	Banks	Public	Private	Total	Trading and Short- Term Claims(1)	Investments in and Funding of Local Franchises	Total Cross- Border Outstandings	Commitments(2)	Total Cross- Border Outstandings	Commitments(2)
Germany	$7.9	$4.0	$8.2	$20.1	$18.4	$13.4	$33.5	$52.1	$29.9	$48.6
France	9.9	5.1	10.0	25.0	21.1	0.2	25.2	73.3	21.4	66.4
India	1.1	—	7.6	8.7	5.7	14.5	23.2	1.5	28.0	1.6
South Korea	2.1	1.1	4.1	7.3	7.1	12.8	20.1	14.2	22.0	15.7
Netherlands	5.0	1.4	12.8	19.2	14.9	—	19.2	69.5	17.7	67.4
United Kingdom	7.6	—	10.2	17.8	15.1	—	17.8	132.1	26.3	128.3
Canada	1.5	0.6	3.7	5.8	4.2	9.5	15.3	32.4	16.1	36.1
Cayman Islands	0.1	—	14.7	14.8	13.2	—	14.8	6.9	22.1	8.2
Australia	1.4	0.3	1.5	3.2	2.3	9.3	12.5	23.6	12.5	24.8
Italy	0.9	6.9	2.4	10.2	7.8	1.9	12.1	21.1	14.7	20.2

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

 INTEREST REVENUE/EXPENSE AND YIELDS

Average Rates- Interest Revenue, Interest Expense, and Net Interest Margin

In millions of dollars	2nd Qtr. 2009	1st Qtr. 2009(1)	2nd Qtr. 2008(1)	Change 2Q09 vs. 2Q08
Interest Revenue(2)	$19,671	$20,583	$27,337	(28)%
Interest Expense(3)	6,842	7,657	13,351	(49)

Net Interest Revenue(2)(3)	$12,829	$12,926	$13,986	(8)%

Interest Revenue—Average Rate	4.97%	5.31%	6.21%	(124	) bps
Interest Expense—Average Rate	1.94%	2.16%	3.29%	(135	) bps
Net Interest Margin (NIM)	3.24%	3.33%	3.17%	7 bps

Interest Rate Benchmarks:
Federal Funds Rate—End of Period	0.00-0.25%	0.00-0.25%	2.00%	(175+	) bps

2 Year U.S. Treasury Note—Average Rate	1.02%	0.90%	2.42%	(140	)bps
10 Year U.S. Treasury Note—Average Rate	3.32%	2.74%	3.88%	(56	) bps

10 Year vs. 2 Year Spread	230 bps	184 bps	146 bps

(1)
Reclassified to conform to the current period's presentation and to exclude discontinued operations.

(2)
Excludes taxable equivalent adjustment (based on the U.S. Federal statutory tax rate of 35%) of $82 million, $97 million, and $65 million for the second quarter of 2009, the first quarter of 2009, and the second quarter of 2008, respectively.

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

        During the second quarter of 2009, the yields across both the interest earning assets as well as the interest earning liabilities dropped significantly from the same period in 2008. The lower cost of funds compared to prior year more than offset the lower asset yields, resulting is slightly higher NIM.

        Net interest margin decreased compared to the first quarter of 2009, driven mainly by lower yields on the consumer loan portfolio both domestically as well as internationally. The second quarter of 2009 NIM also includes the one-time FDIC special assessment of $333 million, which negatively impacted NIM by 8bps. This charge was included in interest expense on deposits.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	2nd Qtr. 2009	1st Qtr. 2009	2nd Qtr. 2008	2nd Qtr. 2009	1st Qtr. 2009	2nd Qtr. 2008	2nd Qtr. 2009	1st Qtr. 2009	2nd Qtr. 2008
Assets
Deposits with banks(5)	$168,631	$169,142	$62,582	$377	$436	$761	0.90%	1.05%	4.89%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$131,522	$128,004	$182,672	$515	$550	$1,326	1.57%	1.74%	2.92%
In offices outside the U.S.(5)	61,382	52,431	55,762	279	335	1,044	1.82	2.59	7.53

Total	$192,904	$180,435	$238,434	$794	$885	$2,370	1.65%	1.99%	4.00%

Trading account assets(7)(8)
In U.S. offices	$134,334	$147,516	$241,068	$1,785	$1,984	$3,249	5.33%	5.45%	5.42%
In offices outside the U.S.(5)	120,468	108,451	160,687	1,136	967	1,385	3.78	3.62	3.47

Total	$254,802	$255,967	$401,755	$2,921	$2,951	$4,634	4.60%	4.68%	4.64%

Investments(1)
In U.S. offices
Taxable	$123,181	$121,901	$110,977	$1,674	$1,480	$1,105	5.45%	4.92%	4.00%
Exempt from U.S. income tax	16,293	14,574	13,089	247	118	138	6.08	3.28	4.24
In offices outside the U.S.(5)	118,891	106,950	97,456	1,514	1,578	1,305	5.11	5.98	5.39

Total	$258,365	$243,425	$221,522	$3,435	$3,176	$2,548	5.33%	5.29%	4.63%

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$306,273	$322,986	$346,975	$5,410	$6,051	$6,976	7.09%	7.60%	8.09%
In offices outside the U.S.(5)	153,352	149,341	182,294	3,236	3,512	4,782	8.46	9.54	10.55

Total consumer loans	$459,625	$472,327	$529,269	$8,646	$9,563	$11,758	7.55%	8.21%	8.94%

Corporate loans
In U.S. offices	$79,074	$80,482	$75,372	$844	$780	$757	4.28%	3.93%	4.04%
In offices outside the U.S.(5)	117,242	118,906	149,960	2,439	2,512	3,426	8.34	8.57	9.19

Total corporate loans	$196,316	$199,388	$225,332	$3,283	$3,292	$4,183	6.71%	6.70%	7.47%

Total loans	$655,941	$671,715	$754,601	$11,929	$12,855	$15,941	7.29%	7.76%	8.50%

Other interest-earning Assets	$57,416	$51,631	$92,988	$215	$280	$1,083	1.50%	2.20%	4.68%

Total interest-earning Assets	$1,588,059	$1,572,315	$1,771,882	$19,671	$20,583	$27,337	4.97%	5.31%	6.21%

Non-interest-earning assets(7)	262,840	315,573	367,459

Total Assets from discontinued operations	$19,048	$20,083	$56,520

Total assets	$1,869,947	$1,907,971	$2,195,861

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $82 million, $97 million, and $65 million for the second quarter of 2009, the first quarter of 2009, and the second quarter of 2008, respectively.

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

(6)
Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to FIN 41 (ASC 210-20-45) and Interest revenue excludes the impact of FIN 41(ASC 210-20-45).

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

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,
AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume			Interest Expense			% Average Rate
In millions of dollars	2nd Qtr. 2009	1st Qtr. 2009	2nd Qtr. 2008	2nd Qtr. 2009	1st Qtr. 2009	2nd Qtr. 2008	2nd Qtr. 2009	1st Qtr. 2009	2nd Qtr. 2008
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$167,713	$164,977	$163,923	$999	$633	$683	2.39%	1.56%	1.68%
Other time deposits	57,869	61,283	57,911	278	416	614	1.93	2.75	4.26
In offices outside the U.S.(6)	428,188	408,840	488,304	1,563	1,799	3,785	1.46	1.78	3.12

Total	$653,770	$635,100	$710,138	$2,840	$2,848	$5,082	1.74%	1.82%	2.88%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$133,948	$152,256	$195,879	$288	$316	$1,299	0.86%	0.84%	2.67%
In offices outside the U.S.(6)	74,346	68,184	84,448	643	788	1,648	3.47	4.69	7.85

Total	$208,294	$220,440	$280,327	$931	$1,104	$2,947	1.79%	2.03%	4.23%

Trading account liabilities(8)(9)
In U.S. offices	$19,592	$20,712	$29,764	$50	$93	$413	1.02%	1.82%	5.58%
In offices outside the U.S.(6)	36,652	31,101	45,054	19	15	37	0.21	0.20	0.33

Total	$56,244	$51,813	$74,818	$69	$108	$450	0.49%	0.85%	2.42%

Short-term borrowings
In U.S. offices	$136,200	$148,673	$152,356	$209	$367	$814	0.62%	1.00%	2.15%
In offices outside the U.S.(6)	35,299	35,214	59,531	106	96	147	1.20	1.11	0.99

Total	$171,499	$183,887	$211,887	$315	$463	$961	0.74%	1.02%	1.82%

Long-term debt(10)
In U.S. offices	$296,324	$309,670	$315,686	$2,427	$2,820	$3,454	3.29%	3.69%	4.40%
In offices outside the U.S.(6)	29,318	34,058	37,585	260	314	457	3.56	3.74	4.89

Total	$325,642	$343,728	$353,271	$2,687	$3,134	$3,911	3.31%	3.70%	4.45%

Total interest-bearing liabilities	$1,415,449	$1,434,968	$1,630,441	$6,842	$7,657	$13,351	1.94%	2.16%	3.29%

Demand deposits in U.S. offices	25,039	15,383	13,402
Other non-interest-bearing liabilities(8)	267,055	300,614	378,465
Total liabilities from discontinued operations	12,122	11,698	32,229

Total liabilities	$1,719,665	$1,762,663	$2,054,537

Citigroup equity(11)	$148,448	$143,297	$135,010

Noncontrolling Interest	1,834	2,011	6,314

Total Equity	$150,282	$145,308	$141,324

Total Liabilities and Equity	$1,869,947	$1,907,971	$2,195,861

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$944,819	$970,429	$1,036,000	$6,452	$6,643	6,631	2.74%	2.78%	2.57%
In offices outside the U.S.(6)	643,240	601,886	735,882	6,377	6,283	7,355	3.98	4.23	4.02

Total	$1,588,059	$1,572,315	$1,771,882	$12,829	$12,926	$13,986	3.24%	3.33%	3.17%

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $82 million, $97 million, and $65 million for the second quarter of 2009, the first quarter of 2009, and the second quarter of 2008, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations.

(5)
Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits. The second quarter of 2009 interest expense includes the one-time FDIC special assessment of $333 million.

(6)
Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(7)
Average volumes of securities loaned or sold under agreements to repurchase are reported net pursuant to FIN 41(ASC 210-20-45) and Interest expense excludes the impact of FIN 41(ASC 210-20-45).

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

Reclassified to conform to the current period's presentation.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume		Interest Revenue		% Average Rate
In millions of dollars	Six Months 2009	Six Months 2008	Six Months 2009	Six Months 2008	Six Months 2009	Six Months 2008
Assets
Deposits with banks(5)	$168,887	$61,952	$813	$1,537	0.97%	4.99%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$129,763	$180,046	$1,065	$3,072	1.66%	3.43%
In offices outside the U.S.(5)	56,907	78,460	614	2,464	2.18	6.32

Total	$186,670	$258,506	$1,679	$5,536	1.81%	4.31%

Trading account assets(7)(8)
In U.S. offices	$140,925	$247,612	$3,769	$6,883	5.39%	5.59%
In offices outside the U.S.(5)	114,460	166,454	2,103	2,542	3.71	3.07

Total	$255,385	$414,066	$5,872	$9,425	4.64%	4.58%

Investments(1)
In U.S. offices
Taxable	$122,541	$107,726	$3,154	$2,284	5.19%	4.26%
Exempt from U.S. income tax	15,434	13,060	365	297	4.77	4.57
In offices outside the U.S.(5)	112,921	98,609	3,092	2,654	5.52	5.41

Total	$250,896	$219,395	$6,611	$5,235	5.31%	4.80%

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$314,630	$349,900	$11,461	$14,158	7.35%	8.14%
In offices outside the U.S.(5)	151,347	180,186	6,748	9,420	8.99	10.51

Total consumer loans	$465,977	$530,086	$18,209	$23,578	7.88%	8.94%

Corporate loans
In U.S. offices	$79,778	$75,778	$1,624	$1,751	4.11%	4.65%
In offices outside the U.S.(5)	118,074	153,034	4,951	7,026	8.46	9.23

Total corporate loans	$197,852	$228,812	$6,575	$8,777	6.70%	7.71%

Total loans	$663,829	$758,898	$24,784	$32,355	7.53%	8.57%

Other interest-earning assets	$54,524	$105,473	$495	$2,410	1.83%	4.59%

Total interest-earning assets	$1,580,191	$1,818,290	$40,254	$56,498	5.14%	6.25%

Non-interest-earning assets(7)	289,207	384,383
Total assets from discontinued operations	19,566	57,945

Total assets	$1,888,964	$2,260,618

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $179 million and $113 million for the first six months of 2009 and 2008, respectively.

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

(6)
Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to FIN 41(ASC 210-20-45) and interest revenue excludes the impact of FIN 41(ASC 210-20-45).

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

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,
AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume		Interest Expense		% Average Rate
In millions of dollars	Six Months 2009	Six Months 2008	Six Months 2009	Six Months 2008	Six Months 2009	Six Months 2008
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$166,345	$164,434	$1,632	$1,723	1.98%	2.11%
Other time deposits	59,576	61,352	694	1,391	2.35	4.56
In offices outside the U.S.(6)	418,514	497,266	3,362	8,162	1.62	3.30

Total	$644,435	$723,052	$5,688	$11,276	1.78%	3.14%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$143,102	$202,879	$604	$3,334	0.85%	3.30%
In offices outside the U.S.(6)	71,265	101,132	1,431	3,504	4.05	6.97

Total	$214,367	$304,011	$2,035	$6,838	1.91%	4.52%

Trading account liabilities(8)(9)
In U.S. offices	$20,152	$33,739	$143	$683	1.43%	4.07%
In offices outside the U.S.(6)	33,877	48,673	34	96	0.20	0.40

Total	$54,029	$82,412	$177	$779	0.66%	1.90%

Short-term borrowings
In U.S. offices	$142,437	$159,988	$576	$1,966	0.82%	2.47%
In offices outside the U.S.(6)	35,257	58,909	202	343	1.16	1.17

Total	$177,694	$218,897	$778	$2,309	0.88%	2.12%

Long-term debt(10)
In U.S. offices	$302,997	$307,517	$5,247	$7,285	3.49%	4.76%
In offices outside the U.S.(6)	31,688	38,641	574	937	3.65	4.88

Total	$334,685	$346,158	$5,821	$8,222	3.51%	4.78%

Total interest-bearing liabilities	$1,425,210	$1,674,530	$14,499	$29,424	2.05%	3.53%

Demand deposits in U.S. offices	20,214	13,180
Other non-interest bearing liabilities(8)	283,835	405,821
Total liabilities from discontinued operations	11,910	31,285

Total liabilities	$1,741,169	$2,124,816

Total Citigroup equity(11)	$145,873	$130,983
Noncontrolling interest	1,922	4,819

Total Equity	$147,795	$135,802

Total liabilities and stockholders' equity	$1,888,964	$2,260,618

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$957,624	$1,050,297	$13,095	$12,763	2.76%	2.44%
In offices outside the U.S.(6)	622,567	767,993	12,660	14,311	4.10	3.75

Total	$1,580,191	$1,818,290	$25,755	$27,074	3.29%	2.99%

(1)
Interest revenue the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $179 million and $133 million for the first six months of 2009 and 2008, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations.

(5)
Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits. The second quarter of 2009 interest expense includes the one-time FDIC special assessment of $333 million.

(6)
Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(7)
Average volumes of securities loaned or sold under agreements to repurchase are reported net pursuant to FIN 41(ASC 210-20-45) and interest expense excludes the impact of FIN 41(ASC 210-20-45).

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

Reclassified to conform to the current period's presentation.

ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	2nd Qtr. 2009 vs. 1st Qtr. 2009			2nd Qtr. 2009 vs. 2nd Qtr. 2008
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits with banks(4)	$(1)	$(58)	$(59)	$579	$(963)	$(384)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$15	$(50)	$(35)	$(307)	$(504)	$(811)
In offices outside the U.S.(4)	51	(107)	(56)	96	(861)	(765)

Total	$66	$(157)	$(91)	$(211)	$(1,365)	$(1,576)

Trading account assets(5)
In U.S. offices	$(175)	$(24)	$(199)	$(1,419)	$(45)	$(1,464)
In offices outside the U.S.(4)	111	58	169	(370)	121	(249)

Total	$(64)	$34	$(30)	$(1,789)	$76	$(1,713)

Investments(1)
In U.S. offices	$36	$287	$323	$169	$509	$678
In offices outside the U.S.(4)	165	(229)	(64)	275	(66)	209

Total	$201	$58	$259	$444	$443	$887

Loans—consumer
In U.S. offices	$(305)	$(336)	$(641)	$(769)	$(797)	$(1,566)
In offices outside the U.S.(4)	93	(369)	(276)	(693)	(853)	(1,546)

Total	$(212)	$(705)	$(917)	$(1,462)	$(1,650)	$(3,112)

Loans—corporate
In U.S. offices	$(14)	$78	$64	$38	$49	$87
In offices outside the U.S.(4)	(35)	(38)	(73)	(700)	(287)	(987)

Total	$(49)	$40	$(9)	$(662)	$(238)	$(900)

Total loans	$(261)	$(665)	$(926)	$(2,124)	$(1,888)	$(4,012)

Other interest-earning assets	$29	$(94)	$(65)	$(313)	$(555)	$(868)

Total interest revenue	$(30)	$(882)	$(912)	$(3,414)	$(4,252)	$(7,666)

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

ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	2nd Qtr. 2009 vs. 1st Qtr. 2009			2nd Qtr. 2009 vs. 2nd Qtr. 2008
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits
In U.S. offices	$(3)	$231	$228	$22	$(42)	$(20)
In offices outside the U.S.(4)	82	(318)	(236)	(420)	(1,802)	(2,222)

Total	$79	$(87)	$(8)	$(398)	$(1,844)	$(2,242)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(39)	$11	$(28)	$(322)	$(689)	$(1,011)
In offices outside the U.S.(4)	66	(211)	(145)	(178)	(827)	(1,005)

Total	$27	$(200)	$(173)	$(500)	$(1,516)	$(2,016)

Trading account liabilities(5)
In U.S. offices	$(5)	$(38)	$(43)	$(107)	$(256)	$(363)
In offices outside the U.S.(4)	3	1	4	(6)	(12)	(18)

Total	$(2)	$(37)	$(39)	$(113)	$(268)	$(381)

Short-term borrowings
In U.S. offices	$(28)	$(130)	$(158)	$(78)	$(527)	$(605)
In offices outside the U.S.(4)	—	10	10	(69)	28	(41)

Total	$(28)	$(120)	$(148)	$(147)	$(499)	$(646)

Long-term debt
In U.S. offices	$(118)	$(275)	$(393)	$(201)	$(826)	$(1,027)
In offices outside the U.S.(4)	(42)	(12)	(54)	(89)	(108)	(197)

Total	$(160)	$(287)	$(447)	$(290)	$(934)	$(1,224)

Total interest expense	$(84)	$(731)	$(815)	$(1,448)	$(5,061)	$(6,509)

Net interest revenue	$54	$(151)	$(97)	$(1,966)	$809	$(1,157)

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

ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)

	Six Months 2009 vs. Six Months 2008
	Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)
Deposits at interest with banks(4)	$1,195	$(1,919)	$(724)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(702)	$(1,305)	$(2,007)
In offices outside the U.S.(4)	(546)	(1,304)	(1,850)

Total	$(1,248)	$(2,609)	$(3,857)

Trading account assets(5)
In U.S. offices	$(2,862)	$(252)	$(3,114)
In offices outside the U.S.(4)	(892)	453	(439)

Total	$(3,754)	$201	$(3,553)

Investments(1)
In U.S. offices	$397	$541	$938
In offices outside the U.S.(4)	392	46	438

Total	$789	$587	$1,376

Loans—consumer
In U.S. offices	$(1,356)	$(1,341)	$(2,697)
In offices outside the U.S.(4)	(1,392)	(1,280)	(2,672)

Total	$(2,748)	$(2,621)	$(5,369)

Loans—corporate
In U.S. offices	$89	$(216)	$(127)
In offices outside the U.S.(4)	(1,504)	(571)	(2,075)

Total	$(1,415)	$(787)	$(2,202)

Total loans	$(4,163)	$(3,408)	$(7,571)

Other interest-earning assets	$(852)	$(1,063)	$(1,915)

Total interest revenue	$(8,033)	$(8,211)	$(16,244)

Deposits
In U.S. offices	$2	$(790)	$(788)
In offices outside the U.S.(4)	(1,136)	(3,664)	(4,800)

Total	$(1,134)	$(4,454)	$(5,588)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(775)	$(1,955)	$(2,730)
In offices outside the U.S.(4)	(855)	(1,218)	(2,073)

Total	$(1,630)	$(3,173)	$(4,803)

Trading account liabilities(5)
In U.S. offices	$(207)	$(333)	$(540)
In offices outside the U.S.(4)	(24)	(38)	(62)

Total	$(231)	$(371)	$(602)

Short-term borrowings
In U.S. offices	$(195)	$(1,195)	$(1,390)
In offices outside the U.S.(4)	(136)	(5)	(141)

Total	$(331)	$(1,200)	$(1,531)

Long-term debt
In U.S. offices	$(106)	$(1,932)	$(2,038)
In offices outside the U.S.(4)	(151)	(212)	(363)

Total	$(257)	$(2,144)	$(2,401)

Total interest expense	$(3,583)	$(11,342)	$(14,925)

Net interest revenue	$(4,450)	$3,131	$(1,319)

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

 CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Capital is generally generated by earnings from operating businesses. This is augmented through issuances of common stock, convertible preferred stock, preferred stock, subordinated debt underlying trust preferred securities, and equity issued through awards under employee benefit plans. Capital is used primarily to support assets in the Company's businesses and to absorb expected and unexpected market, credit, or operational losses. The Company's potential further uses of capital, particularly to pay dividends and repurchase common stock, became severely restricted during the latter half of 2008 and during 2009, to date, as explained more fully in the Company's 2008 Annual Report on Form 10-K, its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and as discussed in this MD&A.

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

        Certain of the capital measures discussed in this section, including Tier 1 Common, Tangible Common Equity (TCE) and related ratios, are non-GAAP financial measures. See "Components of Capital Under Regulatory Guidelines" and "Tangible Common Equity" below for additional information on these measures, including a reconciliation of these measures to the most directly comparable GAAP measures.

Exchange Offers

        Upon completion of the public and private exchange offers (see "Events in 2009—Public and Private Exchange Offers" above), an aggregate of approximately $58 billion in aggregate liquidation value of outstanding preferred stock and trust preferred securities, including an aggregate $25 billion liquidation value of preferred stock held by the UST, was exchanged for Citigroup common stock and/or interim securities convertible into Citi common stock. In addition, an additional approximately $27.1 billion in aggregate liquidation value of preferred stock held by the USG was exchanged for newly issued 8% trust preferred securities. As a result of these exchanges, Citigroup's Tier 1 Common will increase by approximately $64 billion and its Tier 1 Common ratio will increase to approximately 9%, each based on June 30, 2009 levels. In addition, the Company's TCE will increase by approximately $60 billion to approximately $100 billion. See "Events in 2009—Public and Private Exchange Offers" and "Subsequent Events" above for an additional discussion of the capital impact of the exchange offers on Citi.

        Future business results of the Company, including events such as corporate dispositions, will continue to affect the Company's capital levels. Moreover, changes that the FASB has adopted regarding off-balance sheet assets, consolidation and sale treatment will have an incremental impact on Citi's capital ratios. For more information on this, see Note 1 "Future Application of Accounting Standards" and Note 15 to the Consolidated Financial Statements, including "Funding, Liquidity Facilities and Subordinate Interests."

Capital Ratios

        Citigroup is subject to risk-based capital guidelines issued by the Federal Reserve Board (FRB). Capital adequacy is measured, in part, based on two risk-based capital ratios, the Tier 1 and Total Capital (Tier 1 + Tier 2 Capital) ratios. Tier 1 Capital consists of core capital, while Total Capital also includes other items such as subordinated debt and allowance for credit losses. Both measures of capital adequacy are stated as a percentage of risk-weighted assets.

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

        Citigroup is also subject to a Leverage ratio requirement, a non-risk-based measure of capital adequacy, which is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets.

        To be "well capitalized" under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a Leverage Ratio of at least 3%, and not be subject to an FRB directive to maintain higher capital levels. As noted in the table below, Citigroup was "well capitalized" under these federal bank regulatory agency definitions as of June 30, 2009 and December 31, 2008.

        In addition, in conjunction with the conclusion of the Supervisory Capital Assessment Program (SCAP), the results of which were released by the USG on May 7, 2009, the banking regulators developed a new measure of capital called Tier 1 Common defined as Tier 1 Capital less non-common elements including qualifying perpetual preferred stock, qualifying noncontrolling interests in subsidiaries and qualifying mandatorily redeemable securities of subsidiary trusts.

        The following table sets forth Citigroup's regulatory capital ratios as of June 30, 2009 and December 31, 2008.

Citigroup Regulatory Capital Ratios

	Jun. 30, 2009	Dec. 31, 2008
Tier 1 Common	2.75%	2.30%
Tier 1 Capital	12.74	11.92
Total Capital (Tier 1 and Tier 2)	16.62	15.70
Leverage(1)	6.92	6.08

(1)
Tier 1 Capital divided by each period's quarterly adjusted average total assets.

Components of Capital Under Regulatory Guidelines

In millions of dollars	Jun. 30, 2009	Dec. 31, 2008(1)
Tier 1 Common
Citigroup common stockholders' equity	$78,001	$70,966
Less: Net unrealized losses on securities available-for-sale, net of tax(2)	(7,055)	(9,647)
Less: Accumulated net losses on cash flow hedges, net of tax	(3,665)	(5,189)
Less: Pension liability adjustment, net of tax(3)	(2,611)	(2,615)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in own credit worthiness, net of tax(4)	2,496	3,391
Less: Disallowed deferred tax assets(5)	24,448	23,520
Less: Intangible assets:
Goodwill(6)	26,111	27,132
Other disallowed intangible assets(6)	10,023	10,607
Other	(893)	(840)

Total Tier 1 Common	$27,361	$22,927

Qualifying perpetual preferred stock	$74,301	$70,664
Qualifying mandatorily redeemable securities of subsidiary trusts	24,034	23,899
Qualifying noncontrolling interests	1,082	1,268

Total Tier 1 Capital	$126,778	$118,758

Tier 2 Capital
Allowance for credit losses(7)	$12,769	$12,806
Qualifying subordinated debt(8)	25,208	24,791
Net unrealized pretax gains on available-for- sale equity securities(2)	669	43

Total Tier 2 Capital	$38,646	$37,640

Total Capital (Tier 1 and Tier 2)	$165,424	$156,398

Risk-Weighted Assets(9)	$995,414	$996,247

(1)
Reclassified to conform to the current period presentation.

(2)
Tier 1 Capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with risk-based capital guidelines. In arriving at Tier 1 Capital, banking organizations are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax. Banking organizations are permitted to include in Tier 2 Capital up to 45% of pretax net unrealized gains on available-for-sale equity securities with readily determinable fair values.

(3)
The FRB granted interim capital relief for the impact of adopting SFAS 158 (ASC 715-20-65).

(4)
The impact of including Citigroup's own credit rating in valuing liabilities for which the fair value option has been elected is excluded from Tier 1 Capital, in accordance with risk-based capital guidelines.

(5)
Of the Company's approximately $42 billion of net deferred tax assets at June 30, 2009, approximately $13 billion of such assets were includable without limitation in regulatory capital pursuant to risk-based capital guidelines, while approximately $24 billion of such assets exceeded the limitation imposed by these guidelines and, as "disallowed deferred tax assets," were deducted in arriving at Tier 1 Capital. The Company's other approximately $5 billion of net deferred tax assets at June 30, 2009 primarily represented the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines. The Company had approximately $24 billion of disallowed deferred tax assets at December 31, 2008.

(6)
Includes goodwill/intangible assets of discontinued operations held for sale.

(7)
Includable up to 1.25% of risk-weighted assets. Any excess allowance is deducted in arriving at risk-weighted assets.

(8)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(9)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $76.9 billion for interest rate, commodity, and equity derivative contracts, foreign-exchange contracts, and credit derivatives as of June 30, 2009, compared with $102.9 billion as of December 31, 2008. Market-risk-equivalent assets included in risk-weighted assets amounted to $78.2 billion at June 30, 2009 and $101.8 billion at December 31, 2008. Risk-weighted assets also include the effect of certain other off-balance sheet exposures, such as unused lending commitments and letters of credit, and reflect deductions for certain intangible assets and any excess allowance for credit losses.

Recent Actions Impacting Citigroup's Risk-Weighted Assets

        All three of Citigroups's primary credit card securitization trusts—Master Trust, Omni Trust and Broadway Trust—had bonds placed on ratings watch with negative implications by rating agencies during the first and second quarters of 2009. As a result of the ratings watch status, certain actions were taken by Citi with respect to each of the trusts. In general, the actions subordinated certain senior interests in the trust assets that were retained by Citi, which effectively placed these interests below investor interests in terms of priority of payment.

        With respect to the Master Trust, in the first quarter of 2009, Citi subordinated a portion of its "seller's interest", which represents a senior interest in trust receivables, thus making those cash flows available to pay investor coupon each month. In addition, during the second quarter of 2009, a subordinated note with a $3 billion principal amount was issued by the Master Trust and retained by Citibank (South Dakota), N.A., in order to provide additional credit support for the senior note classes. The note is classified as a held-to-maturity investment security.

        With respect to the Omni Trust, in the second quarter of 2009, subordinated notes with a principal amount of $2 billion were issued by the trust and retained by Citibank (South Dakota), N.A., in order to provide additional credit support for the senior note classes. The notes are classified as Trading account assets. These notes are in addition to a $265 million subordinated note issued by Omni Trust and retained by Citibank (South Dakota), N.A. in the fourth quarter of 2008 for the same purpose of providing additional credit support for senior noteholders.

        With respect to the Broadway Trust, subordinated notes with a principal amount of $82 million were issued by the trust and retained by Citibank, N.A., in order to provide additional credit support for the senior note classes. The notes are classified as Trading account assets.

        As a result of these actions, based on the applicable regulatory capital rules, Citigroup included the sold assets of the Master and Omni Trusts (commencing with the first quarter of 2009) and the Broadway Trust (commencing with the second quarter of 2009) in its risk-weighted assets for purposes of calculating its risk-based capital ratios. The effect of this change increased Citigroup's risk-weighted assets by approximately $82 billion, and decreased Citigroup's Tier 1 Capital ratio by approximately 100 bps, each as of March 31, 2009, with respect to the Master and Omni Trusts. The inclusion of the Broadway Trust increased Citigroup's risk-weighted assets by an additional approximately $900 million at June 30, 2009. All bond ratings for each of the trusts have been affirmed by the rating agencies, and no downgrades occurred as of June 30, 2009.

Common Equity

        Citigroup's common stockholders' equity increased by approximately $7.0 billion to $78 billion, and represented 4.2% of total assets as of June 30, 2009, from $71 billion and 3.7% at December 31, 2008.

        The table below summarizes the change in Citigroup's common stockholders' equity during the first six months of 2009:

In billions of dollars
Common equity, December 31, 2008	$71.0
Net income	5.9
Employee benefit plans and other activities	0.1
Dividends	(2.6)
Net change in Accumulated other comprehensive income (loss), net of tax	3.6

Common equity, June 30, 2009	$78.0

        As of June 30, 2009, $6.7 billion of stock repurchases remained under authorized repurchase programs after no material repurchases were made in 2008 and the first six months of 2009. Under various of its agreements with the USG, the Company is restricted from repurchasing common stock, subject to certain exceptions, including in the ordinary course of business as part of employee benefit programs. In addition, in accordance with its recent exchange agreements with the USG, Citigroup agreed not to pay a quarterly common stock dividend exceeding $0.01 per share per quarter for so long as the USG holds any debt or equity security of Citigroup (or any affiliate thereof) acquired by the USG in connection with the public and private exchange offers (without the consent of the USG). See "Events in 2009—Public and Private Exchange Offers" above. Any such dividend on Citi's outstanding common stock would need to be made in compliance with Citi's obligations to any remaining outstanding preferred stock.

Tangible Common Equity

        Citigroup's management believes TCE is useful because it is a measure utilized by regulators and market analysts in evaluating a company's financial condition and capital strength. TCE, as defined by Citigroup, represents Common equity less Goodwill and Intangible assets (excluding MSRs) net of the related net deferred tax liabilities. Other companies may calculate TCE in a manner different from Citigroup. TCE was $40.0 billion at June 30, 2009 and $31.1 billion at December 31, 2008.

        The TCE ratio (TCE divided by risk-weighted assets, see "Components of Capital Under Regulatory Guidelines" above) was 4.0% at June 30, 2009 and 3.1% at December 31, 2008. A reconciliation of Citigroup's total stockholders' equity to TCE follows:

In millions of dollars, except ratio	June 30, 2009	December 31, 2008
Total Citigroup Stockholders' Equity	$152,302	$141,630
Less:
Preferred Stock	74,301	70,664

Common Equity	$78,001	$70,966
Less:
Goodwill—as reported	25,578	27,132
Intangible Assets (other than MSRs)—as reported	10,098	14,159
Goodwill and Intangible Assets—recorded as Assets of Discontinued Operations Held for Sale	3,618	—
Less: Related Net Deferred Tax Liabilities	1,296	1,382

Tangible Common Equity (TCE)	$40,003	$31,057

Tangible Assets
GAAP Assets	$1,848,533	$1,938,470
Less:
Goodwill—as reported	25,578	27,132
Intangible Assets (other than MSRs)—as reported	10,098	14,159
Goodwill and Intangible Assets— recorded as Assets of Discontinued Operations Held for Sale	3,618	—
Related deferred tax assets	1,283	1,285

Tangible Assets (TA)(1)	$1,807,956	$1,895,894

Risk-Weighted Assets (RWA) under "Components of Capital Under Regulatory Guidelines"	$995,414	$996,247

TCE/TA RATIO	2.2%	1.6%

TCE RATIO (TCE/RWA)	4.0%	3.1%

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

        At June 30, 2009, all of Citigroup's subsidiary depository institutions were "well capitalized" under federal bank regulatory agency definitions, including Citigroup's primary depository institution, Citibank, N.A., as noted in the following table:

Citibank, N.A. Components of Capital and Ratios Under Regulatory Guidelines

In billions of dollars	Jun. 30, 2009	Dec. 31, 2008
Tier 1 Capital	$94.3	$71.0
Total Capital (Tier 1 and Tier 2)	112.5	108.4

Tier 1 Capital Ratio	14.58%	9.94%
Total Capital Ratio (Tier 1 and Tier 2)	17.40	15.18
Leverage Ratio(1)	8.23	5.82

(1)
Tier 1 Capital divided by each period's quarterly adjusted average total assets.

        Citibank, N.A. had a net loss of $1.5 billion for the first six months of 2009.

        In addition, during the first six months of 2009, Citibank, N.A. received capital contributions from its parent company of $27.5 billion.

        Total subordinated notes issued to Citicorp Holdings Inc. that were outstanding at June 30, 2009 and December 31, 2008, and included in Citibank, N.A.'s Tier 2 Capital, amounted to $9.5 billion and $28.2 billion, respectively, reflecting the redemption of $18.7 billion of subordinated notes in the first six months of 2009.

        The significant events in the latter half of 2008 and the first six months of 2009 impacting the capital of Citigroup also affected, or could affect, Citibank, N.A. Citibank, N.A. is subject to separate banking regulation and examination.

        The following table presents the estimated sensitivity of Citigroup's and Citibank, N.A.'s capital ratios to changes of $100 million of Tier 1 or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator) based on financial information as of June 30, 2009. This information is provided solely for the purpose of analyzing the impact that a change in the Company's financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis-point impact than is reflected in this table.

	Tier 1 Common Ratio		Tier 1 Capital Ratio		Total Capital Ratio		Leverage Ratio
	Impact of $100 million change in Tier 1 Common	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in total capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average total assets
Citigroup	1.0 bps	0.3 bps	1.0 bps	1.3 bps	1.0 bps	1.7 bps	0.6 bps	0.4 bps

Citibank, N.A.	—	—	1.5 bps	2.3 bps	1.5 bps	2.7 bps	0.9 bps	0.7 bps

Broker-Dealer Subsidiaries

        At June 30, 2009, Citigroup Global Markets Inc., an indirect wholly-owned subsidiary of Citigroup Global Markets Holdings Inc., had net capital, computed in accordance with the SEC's net capital rule, of $8.1 billion, which exceeded the minimum requirement by $7.5 billion.

        In addition, certain of the Company's broker-dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. The Company's broker-dealer subsidiaries were in compliance with their capital requirements at June 30, 2009. The requirements applicable to these subsidaries in the U.S. and in particular other jurisdictions are subject to political debate and potential change in light of recent events.

Regulatory Capital Standards Developments

        Citigroup supports the move to a new set of risk-based capital standards, published on June 26, 2004 (and subsequently amended in November 2005) by the Basel Committee on Banking Supervision, consisting of central banks and bank supervisors from 13 countries. The international version of the Basel II framework will allow Citigroup to leverage internal risk models used to measure credit, operational, and market risk exposures to drive regulatory capital calculations.

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

        As discussed in more detail in the Company's 2008 Annual Report on Form 10-K, global financial markets faced unprecedented disruption in the latter part of 2008. Citigroup and other U.S. financial services firms are currently benefiting from government programs that are improving markets and providing Citigroup and other institutions with significant current funding capacity and significant liquidity support. See "TARP and Other Regulatory Programs" above.

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

        As of June 30, 2009, the parent company liquidity portfolio and broker-dealer "cash box" totaled $65.0 billion as compared with $66.8 billion at December 31, 2008 and $64.8 billion at June 30, 2008. In addition, as of June 30, 2009, Citigroup's bank subsidiaries had an aggregate of approximately $110 billion of cash on deposit with major Central Banks (including the U.S. Federal Reserve Bank of New York, the European Central Bank, Bank of England, Swiss National Bank and Bank of Japan). This compares with approximately $72 billion at December 31, 2008. These amounts are in addition to cash deposited from the broker-dealer "cash box" noted above. Citigroup's bank subsidiaries also have significant additional liquidity resources through unencumbered highly liquid securities and other assets available for secured funding through private markets or that are, or could be, pledged to the major Central Banks and the U.S. Federal Home Loan Banks.

        These actions to reduce funding risks, the reduction of the balance sheet and the substantial support provided by U.S. government programs have allowed the combined parent and broker-dealer entities to maintain sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon, without accessing the unsecured markets.

        Citigroup's funding sources are diversified across funding types and geography, a benefit of its global franchise. Funding for Citigroup and its major operating subsidiaries includes a geographically diverse retail and corporate deposit base of approximately $804.7 billion at June 30, 2009. These deposits are diversified across products and regions, with approximately two-thirds of them outside of the U.S. This diversification provides the Company with an important and low-cost source of funding. A significant portion of these deposits has been, and is currently expected to be, long term and stable, and is considered to be core.

        During the quarter ended June 30, 2009, the Company's deposit base increased by $42 billion compared to March 31, 2009, approximately half of which was due to FX translation. On a volume basis, deposit increases were noted in Regional Consumer Banking, particularly in North America, and in Global Transaction Services due to growth in all regions and strength in Treasury and Trade Solutions. These increases were partially offset by declines in Securities and Banking related to reduction of higher cost wholesale deposits.

Banking Subsidiaries

        There are various legal limitations on the ability of Citigroup's subsidiary depository institutions to extend credit, pay dividends or otherwise supply funds to Citigroup and its non-bank subsidiaries. Currently, the approval of the Office of the Comptroller of the Currency, in the case of national banks, or the Office of Thrift Supervision, in the case of federal savings banks, is required if total dividends declared in any calendar year exceed amounts specified by the applicable agency's regulations. State-chartered depository institutions are subject to dividend limitations imposed by applicable state law.

        In determining the declaration of dividends, each depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup did not receive any dividends from its banking subsidiaries during the second quarter of 2009.

Non-Banking Subsidiaries

        Citigroup receives dividends from its non-bank subsidiaries. These non-bank subsidiaries, including Citigroup Global Market Holdings Inc. (CGMHI), are generally not subject to regulatory restrictions on dividends. However, the ability of CGMHI to declare dividends can be restricted by capital considerations of its broker-dealer subsidiaries.

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

        At June 30, 2009, long-term debt and commercial paper outstanding for Citigroup, CGMHI, Citigroup Funding Inc. (CFI) and other Citigroup subsidiaries, collectively, were as follows:

In billions of dollars	Citigroup parent company	CGMHI(1)	CFI(1)	Other Citigroup Subsidiaries
Long-term debt	$192.3	$15.1	$44.1	$96.5	(2)
Commercial paper	$—	$—	$27.9	$0.6

(1)
Citigroup guarantees all of CFI's debt and CGMHI's publicly issued securities.

(2)
At June 30, 2009, approximately $38.5 billion relates to collateralized advances from the Federal Home Loan Bank.

        The table below details the long-term debt issuances of Citigroup during the past three quarters.

In billions of dollars	4Q08	1Q09	2Q09		Total
Debt issued under TLGP guarantee	$5.8	$21.9	$17.0		$44.7
Debt issued without TLGP guarantee	0.8	2.5	17.5	(1)	20.8

Total	$6.6	$24.4	$34.5		$65.5

(1)
Includes $8.5 billion issued through the U.S. Government sponsored Department of Education Conduit Facility, and $1 billion issued by Citibank Pty. Ltd. Australia and guaranteed by the Commonwealth of Australia.

        See "TARP and Other Regulatory Programs—FDIC Temporary Liquidity Guarantee Program" regarding FDIC guarantees of certain long-term debt and commercial paper and interbank deposits. See also Note 12 to the Consolidated Financial Statements for further detail on Citigroup's (and its affiliates') long-term debt and commercial paper outstanding.

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

        On December 19, 2008, Standard & Poor's lowered Citigroup Inc.'s senior debt rating to "A" from "AA-" and Citibank, N.A.'s long-term rating to "A+" from "AA." In doing so, Standard & Poor's removed the rating from "CreditWatch Negative" and applied a "Stable Outlook." On December 19, 2008, Standard & Poor's also lowered the short-term and commercial paper ratings of Citigroup and Citibank, N.A. to "A-1" from "A-1+". On February 27, 2009, Standard & Poor's placed the ratings of Citigroup Inc. and its subsidiaries on "Negative Outlook." On May 4, 2009, Standard & Poor's placed the ratings of Citigroup Inc. and its subsidiaries on "Credit Watch Negative." On May 8, 2009, Standard & Poor's affirmed the ratings of Citigroup Inc. and its subsidiaries. In doing so, Standard & Poor's removed the rating from "Credit Watch Negative" and applied a "Stable Outlook."

        As a result of the Citigroup guarantee, changes in ratings and ratings outlooks for Citigroup Funding Inc. are the same as those of Citigroup noted above.

Citigroup's Debt Ratings as of June 30, 2009

	Citigroup Inc.		Citigroup Funding Inc.		Citibank, N.A.
	Senior debt	Commercial paper	Senior debt	Commercial paper	Long- term	Short- term
Fitch Ratings	A+	F1+	A+	F1+	A+	F1+
Moody's Investors Service	A3	P-1	A3	P-1	A1	P-1
Standard & Poor's	A	A-1	A	A-1	A+	A-1

        Ratings downgrades by Fitch Ratings, Moody's Investors Service or Standard & Poor's have had and could continue to have impacts on funding and liquidity, and could also have further explicit impact on liquidity due to collateral triggers and other cash requirements. Because of the current credit ratings of Citigroup Inc., a one-notch downgrade of its senior debt/long-term rating would likely impact Citigroup Inc.'s commercial paper/short-term rating. As of June 30, 2009, a one-notch downgrade of the senior debt/long-term rating of Citigroup Inc., accompanied by a one-notch downgrade of Citigroup Inc.'s commercial paper/short-term rating, would result in an approximately $12.2 billion funding requirement in the form of collateral and cash obligations. Further, as of June 30, 2009, a one-notch downgrade of the senior debt/long-term ratings of Citibank, N.A. would result in an approximately $4.2 billion funding requirement in the form of collateral and cash obligations. Because of the credit ratings of Citibank, N.A., a one-notch downgrade of its senior debt/long-term rating is unlikely to have any impact on its commercial paper/short-term rating.

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

        Starting in the latter part of 2008, serious credit and other market disruptions caused significant potential constraints on liquidity for financial institutions. Citigroup and other U.S. financial services firms are currently benefiting from government programs that are providing Citigroup and other institutions with significant liquidity support. See "TARP and Other Regulatory Programs" above.

OFF-BALANCE SHEET ARRANGEMENTS

        Citigroup and its subsidiaries are involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs), primarily in connection with securitization activities in Regional Consumer Banking and Local Consumer Lending. Citigroup and its subsidiaries use SPEs principally to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup's financial assets, assisting clients in securitizing their financial assets and creating investment products for clients. For further information about the Company's securitization activities and involvement in SPEs, see Note 15 to the Consolidated Financial Statements.

        The following tables describe certain characteristics of assets owned by certain identified significant unconsolidated variable interest entities (VIEs) as of June 30, 2009. These VIEs and the Company's exposure to the VIEs are described in Note 15 to the Consolidated Financial Statements. See also Note 1 to the Consolidated Financial Statements, "Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities."

			Credit rating distribution
Citi-Administered Asset-Backed Commercial Paper Conduits	Total assets (in billions)	Weighted average life	AAA	AA	A	BBB/BBB+ and below
	$44.7	4.3 years	41%	43%	13%	3%

Asset class	% of total portfolio
Student loans	29%
Trade receivables	9%
Credit cards and consumer loans	6%
Portfolio finance	12%
Commercial loans and corporate credit	17%
Export finance	17%
Auto	6%
Residential mortgage	4%

Total	100%

			Credit rating distribution
	Total assets (in billions)	Weighted average life
Collateralized Debt and Loan Obligations			A or higher	BBB	BB/B	CCC	Unrated
Collateralized debt obligations (CDOs)	$15.9	4.0 years	27%	14%	13%	38%	8%
Collateralized loan obligations (CLOs)	$20.7	5.5 years	1%	0%	53%	4%	42%

	Credit rating distribution
Municipal Securities Tender Option Bond Trusts (TOB)	Total assets (in billions)	Weighted average life	AAA/Aaa	AA/Aa1— AA-/Aa3	Less than AA-/Aa3
Customer TOB trusts (not consolidated)	$8.3	12.1 years	13%	85%	2%
Proprietary TOB trusts (consolidated and non-consolidated)	$19.5	17.4 years	11%	81%	8%
QSPE TOB trusts (not consolidated)	$0.8	31.9 years	82%	18%	0%

FAIR VALUATION

        For a discussion of fair value of assets and liabilities, see Note 17 and Note 18 to the Consolidated Financial Statements.

CONTROLS AND PROCEDURES

Disclosure

        The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Company's disclosure controls and procedures were effective.

Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        These forward-looking statements are based on management's current expectations and involve external risks and uncertainties including, but not limited to, those described under "Risk Factors" in Citigroup's 2008 Annual Report on Form 10-K. Other risks and uncertainties disclosed herein include, but are not limited to:

  •
  the effect that an ownership change (as defined in Section 382 of the Internal Revenue Code) could have on the Company's ability to utilize its deferred tax assets, a portion of which is included in the Company's TCE, to offset future taxable income;

  •
  the realization of the recognized net deferred tax asset at June 30, 2009;

  •
  the impact of The Card Accountability, Responsibility and Disclosure Act of 2009 (CARD Act) on the Company's credit card businesses;

  •
  the effectiveness of Citi's loan modification programs (both Citi-instituted programs and the Obama administration's Home Affordable Modification Program (HAMP)) and their impact on Citi's future delinquency trends and loan loss reserves;

  •
  the impact that FASB-adopted changes regarding off-balance sheet assets, consolidation and sale treatment could have on Citi's financial statements and capital ratios;

  •
  the effectiveness of the hedging products used in connection with the Special Asset Pool's trading positions in U.S. subprime RMBS and related products, including ABS CDOs, in the event of material changes in market conditions; and

  •
  the outcome of legal, regulatory and other proceedings.

Citigroup Inc.

CONSOLIDATED FINANCIAL STATEMENTS
AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three months ended June 30		Six months ended June 30,
In millions of dollars, except per share amounts	2009	2008(1)	2009	2008(1)
Revenues
Interest revenue	$19,671	$27,337	$40,254	$56,498
Interest expense	6,842	13,351	14,499	29,424

Net interest revenue	$12,829	$13,986	$25,755	$27,074

Commissions and fees	$5,437	$5,799	$9,605	$7,140
Principal transactions	433	(5,802)	4,103	(12,434)
Administration and other fiduciary fees	1,472	2,197	3,078	4,398
Realized gains (losses) on sales of investments	535	29	1,292	226
Other-than-temporary impairment losses on investments(2)
Gross impairment losses	(2,329)	(168)	(3,708)	(484)
Less: Impairments recognized in OCI	1,634	—	2,265	—

Net impairment losses recognized in earnings	$(695)	$(168)	$(1,443)	$(484)

Insurance premiums	745	847	1,500	1,690
Other revenue	9,213	650	10,600	2,085

Total non-interest revenues	$17,140	$3,552	$28,735	$2,621

Total revenues, net of interest expense	$29,969	$17,538	$54,490	$29,695

Provisions for credit losses and for benefits and claims
Provision for loan losses	$12,233	$6,983	$22,148	$12,560
Policyholder benefits and claims	308	260	640	535
Provision for unfunded lending commitments	135	(143)	195	(143)

Total provisions for credit losses and for benefits and claims	$12,676	$7,100	$22,983	$12,952

Operating expenses
Compensation and benefits	$6,359	$8,692	$12,594	$17,254
Premises and equipment	1,091	1,347	2,174	2,641
Technology/communication	1,154	1,519	2,296	3,019
Advertising and marketing	351	616	685	1,217
Restructuring	(32)	(44)	(45)	(29)
Other operating	3,076	3,084	5,980	6,489

Total operating expenses	$11,999	$15,214	$23,684	$30,591

Income (loss) from continuing operations before income taxes	$5,294	$(4,776)	$7,823	$(13,848)
Provision (benefit) for income taxes	907	(2,447)	1,742	(6,333)

Income (loss) from continuing operations	$4,387	$(2,329)	$6,081	$(7,515)

Discontinued operations
Income (loss) from discontinued operations	$(279)	$337	$(431)	$391
Gain (loss) on sale	14	(517)	2	(517)
Provision (benefit) for income taxes	(123)	(86)	(170)	(91)

Income (loss) from discontinued operations, net of taxes	$(142)	$(94)	$(259)	$(35)

Net income (loss) before attribution of noncontrolling interests	$4,245	$(2,423)	$5,822	$(7,550)
Net Income (loss) attributable to noncontrolling interests	(34)	72	(50)	56

Citigroup's net income (loss)	$4,279	$(2,495)	$5,872	$(7,606)

Basic earnings per share(3)
Income (loss) from continuing operations	$0.51	$(0.53)	$0.36	$(1.56)
Income (loss) from discontinued operations, net of taxes	(0.02)	(0.02)	(0.05)	(0.01)

Net income (loss)	$0.49	$(0.55)	$0.31	$(1.57)

Weighted average common shares outstanding	5,399.5	5,287.4	5,392.3	5,186.5

Diluted earnings per share(3)
Income (loss) from continuing operations	$0.51	$(0.53)	$0.36	$(1.56)
Income (loss) from discontinued operations, net of taxes	(0.02)	(0.02)	(0.05)	(0.01)

Net income (loss)	$0.49	$(0.55)	$0.31	$(1.57)

Adjusted weighted average common shares outstanding	5,967.8	5,776.8	5,960.6	5,676.3

(1)
Reclassified to conform to current period's presentation.

(2)
For the three and six months ended June 30, 2009, OTTI losses on investments are accounted for in accordance FSP FAS 115-2 (ASC 320-10-65-1) (see "Accounting Changes" in Note 1 to the Consolidated Financial Statements).

(3)
The Company adopted FSP EITF 03-6-1 (ASC 260-10-45 to 65) on January 1, 2009. All prior periods have been restated to conform to the current presentation. The Diluted EPS calculation for 2008 utilizes Basic shares and Income available to common shareholders (Basic) due to the negative Income available to common shareholders. Using actual Diluted shares and Income available to common shareholders (Diluted) would result in anti-dilution.

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$26,915	$29,253
Deposits with banks	182,577	170,331
Federal funds sold and securities borrowed or purchased under agreements to resell (including $73,755 and $70,305 as of June 30, 2009 and December 31, 2008, respectively, at fair value)	179,503	184,133
Brokerage receivables	34,598	44,278
Trading account assets (including $125,977 and $148,703 pledged to creditors at June 30, 2009 and December 31, 2008, respectively)	325,037	377,635
Investments (including $32,159 and $14,875 pledged to creditors at June 30, 2009 and December 31, 2008, respectively)	266,757	256,020
Loans, net of unearned income
Consumer (including $32 and $36 at June 30, 2009 and December 31, 2008, respectively, at fair value)	447,652	481,387
Corporate (including $1,799 and $2,696 at June 30, 2009 and December 31, 2008, respectively, at fair value)	194,038	212,829

Loans, net of unearned income	$641,690	$694,216
Allowance for loan losses	(35,940)	(29,616)

Total loans, net	$605,750	$664,600
Goodwill	25,578	27,132
Intangible assets (other than MSRs)	10,098	14,159
Mortgage servicing rights (MSRs)	6,770	5,657
Other assets (including $19,300 and $21,372 as of June 30, 2009 and December 31, 2008 respectively, at fair value)	165,538	165,272
Assets of discontinued operations held for sale	19,412	—

Total assets	$1,848,533	$1,938,470

Liabilities
Deposits
Non-interest-bearing deposits in U.S. offices	$82,854	$60,070
Interest-bearing deposits in U.S. offices (including $998 and $1,335 at June 30, 2009 and December 31, 2008, respectively, at fair value)	228,576	229,906

Total U.S. deposits	$311,430	$289,976
Non-interest-bearing deposits in offices outside the U.S.	40,389	37,412
Interest-bearing deposits in offices outside the U.S. (including $1,109 and $1,271 at June 30, 2009 and December 31, 2008, respectively, at fair value)	452,917	446,797

Total international deposits	$493,306	$484,209

Total deposits	$804,736	$774,185
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $116,133 and $138,866 as of June 30, 2009 and December 31, 2008, respectively, at fair value)	172,016	205,293
Brokerage payables	52,696	70,916
Trading account liabilities	119,312	167,478
Short-term borrowings (including $3,358 and $17,607 at June 30, 2009 and December 31, 2008, respectively, at fair value)	101,894	126,691
Long-term debt (including $24,690 and $27,263 at June 30, 2009 and December 31, 2008, respectively, at fair value)	348,046	359,593
Other liabilities (including $12,667 and $11,889 as of June 30, 2009 and December 31, 2008, respectively, at fair value)	83,291	90,292
Liabilities of discontinued operations held for sale	12,374	—

Total liabilities	$1,694,365	$1,794,448

Citigroup stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 835,632 at June 30, 2009, at aggregate liquidation value	$74,301	$70,664
Common stock ($0.01 par value; authorized shares: 15 billion), issued shares: 5,671,743,807 at June 30, 2009 and December 31, 2008.	57	57
Additional paid-in capital	16,663	19,165
Retained earnings	88,874	86,521
Treasury stock, at cost: June 30, 2009—164,026,833 shares and December 31, 2008—221,675,719 shares	(5,950)	(9,582)
Accumulated other comprehensive income (loss)	(21,643)	(25,195)

Total Citigroup stockholders' equity	$152,302	$141,630
Noncontrolling interest	1,866	2,392

Total equity	$154,168	$144,022

Total liabilities and equity	$1,848,533	$1,938,470

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

	Six Months Ended June 30,
In millions of dollars, except shares in thousands	2009	2008
Preferred stock at aggregate liquidation value
Balance, beginning of period	$70,664	$—
Issuance of preferred stock	3,637	27,424

Balance, end of period	$74,301	$27,424

Common stock and additional paid-in capital
Balance, beginning of period	$19,222	$18,062
Employee benefit plans	(3,892)	(2,695)
Issuance of Common stock	—	4,911
Issuance of shares for Nikko Cordial acquisition	—	(3,500)
Issuance of TARP-related warrants	88	—
Reset of convertible preferred stock conversion price	1,285	—
Other	17	(127)

Balance, end of period	$16,720	$16,651

Retained earnings
Balance, beginning of period	$86,521	$121,769
Adjustment to opening balance, net of tax(1)	413	—

Adjusted balance, beginning of period	$86,934	$121,769
Net income (loss)	5,872	(7,606)
Common dividends(2)	(37)	(3,429)
Preferred dividends	(2,502)	(444)
Preferred stock Series H discount accretion	(108)	—
Reset of convertible preferred stock conversion price	(1,285)	—

Balance, end of period	$88,874	$110,290

Treasury stock, at cost
Balance, beginning of period	$(9,582)	$(21,724)
Issuance of shares pursuant to employee benefit plans	3,617	3,941
Treasury stock acquired(3)	(2)	(6)
Issuance of shares for Nikko Cordial acquisition	—	7,858
Other	17	20

Balance, end of period	$(5,950)	$(9,911)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(25,195)	$(4,660)
Adjustment to opening balance, net of tax(1)	(413)	—

Adjusted balance, beginning of period	$(25,608)	$(4,660)
Net change in unrealized gains and losses on investment securities, net of tax	3,005	(3,715)
Net change in cash flow hedges, net of tax	1,524	(760)
Net change in FX translation adjustment, net of tax	(568)	1,111
Pension liability adjustment, net of tax	4	(25)

Net change in Accumulated other comprehensive income (loss)	$3,965	$(3,389)

Balance, end of period	$(21,643)	$(8,049)

Total Citigroup common stockholders' equity (shares outstanding: 5,507,717 at June 30, 2009 and 5,450,068 at December 31, 2008)	$78,001	$108,981

Total Citigroup stockholders' equity	$152,302	$136,405

Noncontrolling interests
Balance, beginning of period	$2,392	$5,308
Initial origination of a noncontrolling interests	—	1,409
Transactions between noncontrolling interest shareholders and the related consolidating subsidiary	(134)	(2,237)
Transactions between Citigroup and the noncontrolling interest shareholders	(359)	(261)
Net income attributable to noncontrolling interest shareholders	(50)	56
Dividends paid to noncontrolling interest shareholders	(16)	(61)
Accumulated other comprehensive income—Net change in unrealized gains and losses on investments securities, net of tax	1	(12)
Accumulated other comprehensive income—Net change in FX translation adjustment, net of tax	(31)	126
All other	63	187

Net change in noncontrolling interests	$(526)	$(793)

Balance, end of period	$1,866	$4,515

Total equity	$154,168	$140,920

Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interests	$5,822	$(7,550)
Net change in accumulated other comprehensive income (loss)	3,935	(3,275)

Total comprehensive income (loss)	$9,757	$(10,825)
Comprehensive income (loss) attributable to the noncontrolling interest	(80)	170

Comprehensive income (loss) attributable to Citigroup	$9,837	$(10,995)

(1)
The adjustment to the opening balances for Retained earnings and Accumulated other comprehensive income (loss) represents the cumulative effect of initially adopting FSP FAS 115-2 (ASC 320-10-65-1). See Note 1 to the Consolidated Financial Statements for further disclosure.

(2)
Common dividends declared were $0.01 per share in the first quarter of 2009 and $0.32 per share in the first and second quarters of 2008.

(3)
All open market repurchases were transacted under an existing authorized share repurchase plan.

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
In millions of dollars	2009	2008(1)
Cash flows from operating activities of continuing operations
Net income (loss) before attribution of noncontrolling interests	$5,822	$(7,550)
Net income (loss) attributable to noncontrolling interests	(50)	56

Citigroup's net income (loss)	$5,872	$(7,606)
Income (loss) from discontinued operations, net of taxes	(261)	278
Gain (loss) on sale, net of taxes	2	(313)

Income (loss) from continuing operations—excluding noncontrolling interests	$6,131	$(7,571)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	196	167
Additions to deferred policy acquisition costs	(221)	(222)
Depreciation and amortization	859	1,410
Provision for credit losses	22,343	12,628
Change in trading account assets	48,322	33,545
Change in trading account liabilities	(47,786)	7,386
Change in federal funds sold and securities borrowed or purchased under agreements to resell	1,324	53,897
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	(31,804)	(58,136)
Change in brokerage receivables net of brokerage payables	(7,763)	6,348
Net losses (gains) from sales of investments	(1,231)	258
Change in loans held-for-sale	(820)	16,340
Other, net	(10,287)	(12,902)

Total adjustments	$(26,868)	$60,719

Net cash provided by (used in) operating activities of continuing operations	$(20,737)	$53,148

Cash flows from investing activities of continuing operations
Change in deposits at interest with banks	$(12,689)	$1,421
Change in loans	(86,734)	(134,903)
Proceeds from sales and securitizations of loans	127,034	142,939
Purchases of investments	(120,361)	(213,470)
Proceeds from sales of investments	47,441	59,265
Proceeds from maturities of investments	57,536	131,466
Capital expenditures on premises and equipment	(615)	(1,509)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	4,845	2,216

Net cash provided by (used in) investing activities of continuing operations	$16,457	$(12,575)

Cash flows from financing activities of continuing operations
Dividends paid	$(2,539)	$(3,873)
Issuance of common stock	—	4,961
Issuance (redemptions) of preferred stock	—	27,424
Treasury stock acquired	(2)	(6)
Stock tendered for payment of withholding taxes	(108)	(325)
Issuance of long-term debt	60,205	49,878
Payments and redemptions of long-term debt	(66,652)	(57,780)
Change in deposits	30,552	(22,588)
Change in short-term borrowings	(20,497)	(32,043)

Net cash (used in) provided by financing activities of continuing operations	$959	$(34,352)

Effect of exchange rate changes on cash and cash equivalents	$171	$212

Net cash from discontinued operations	$812	$185

Change in cash and due from banks	$(2,338)	$6,618
Cash and due from banks at beginning of period	$29,253	$38,206

Cash and due from banks at end of period	$26,915	$44,824

Supplemental disclosure of cash flow information for continuing operations
Cash (received) paid during the period for income taxes	$(585)	$915
Cash paid during the period for interest	$15,084	$30,856

Non-cash investing activities
Transfers to repossessed assets	$1,363	$1,505

(1)
Reclassified to conform to the current period's presentation

See Notes to the Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

In millions of dollars, except shares	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$20,387	$22,107
Deposits with banks	171,639	156,774
Federal funds sold and securities purchased under agreements to resell	18,297	41,613
Trading account assets (including $1,100 and $12,092 pledged to creditors at June 30, 2009 and December 31, 2008, respectively)	153,031	197,052
Investments (including $1,707 and $3,028 pledged to creditors at June 30, 2009 and December 31, 2008, respectively)	190,070	165,914
Loans, net of unearned income	525,265	555,198
Allowance for loan losses	(22,881)	(18,273)

Total loans, net	$502,384	$536,925
Goodwill	9,908	10,148
Intangible assets	8,582	7,689
Premises and equipment, net	5,005	5,331
Interest and fees receivable	6,764	7,171
Other assets	79,333	76,316

Total assets	$1,165,400	$1,227,040

Liabilities
Non-interest-bearing deposits in U.S. offices	$86,285	$59,808
Interest-bearing deposits in U.S. offices	176,284	180,737
Non-interest-bearing deposits in offices outside the U.S.	36,655	33,769
Interest-bearing deposits in offices outside the U.S.	456,793	480,984

Total deposits	$756,017	$755,298
Trading account liabilities	57,215	110,599
Purchased funds and other borrowings	107,693	116,333
Accrued taxes and other expenses	8,070	8,192
Long-term debt and subordinated notes	85,904	113,381
Other liabilities	39,774	40,797

Total liabilities	$1,054,673	$1,144,600

Citibank stockholder's equity
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	$751	$751
Surplus	102,263	74,767
Retained earnings	20,780	21,735
Accumulated other comprehensive income (loss)(1)	(13,964)	(15,895)

Total Citibank stockholder's equity	$109,830	$81,358
Noncontrolling interest	897	1,082

Total equity	$110,727	$82,440

Total liabilities and equity	$1,165,400	$1,227,040

(1)
Amounts at June 30, 2009 and December 31, 2008 include the after-tax amounts for net unrealized gains (losses) on investment securities of ($6.680) billion and ($8.008) billion, respectively, for FX translation of ($4.128) billion and ($3.964) billion, respectively, for cash flow hedges of ($2.509) billion and ($3.247) billion, respectively, and for pension liability adjustments of ($647) million and ($676) million, respectively.

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     BASIS OF PRESENTATION

        The accompanying Unaudited Consolidated Financial Statements as of June 30, 2009 and for the three- and six-month periods ended June 30, 2009 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup's 2008 Annual Report on Form 10-K.

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

        Certain reclassifications have been made to the prior-period's financial statements to conform to the current period's presentation. As noted above, the Notes to Consolidated Financial Statements are unaudited, including any reclassifications to December 31, 2008 balances related to the new Citicorp/Citi Holdings organizational structure.

FASB Launches Accounting Standards Codification

        The FASB has issued FASB Statement No. 168, The "FASB Accounting Standards Codification™" and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards Codification™ (Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.

        Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

        GAAP is not intended to be changed as a result of the FASB's Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. Citigroup has begun the process of implementing the Codification in this quarterly report by providing references to the Codification topics alongside references to the existing standards.

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

ACCOUNTING CHANGES

Interim Disclosures about Fair Value of Financial Instruments

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," (ASC 825-10-65-1). This FSP requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The disclosures required by this FSP are effective for the quarter ended June 30, 2009. This FSP has no effect on how Citigroup accounts for these instruments.

Other-Than-Temporary Impairments on Investment Securities

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2/ASC 320-10-65-1), which amends the recognition guidance for other-than-temporary impairments (OTTI) of debt securities and expands the financial statement disclosures for OTTI on debt and equity securities. Citigroup adopted the FSP in the first quarter of 2009.

        As a result of the FSP, the Company's Consolidated Statement of Income reflects the full impairment (that is, the difference between the security's amortized cost basis and fair value) on debt securities that the Company intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale (AFS) and held-to-maturity (HTM) debt securities that management has no intent to sell and believes that it more-likely-than-not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in Accumulated Other Comprehensive Income (AOCI). The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using the Company's cash flow projections using its base assumptions. As a result of the adoption of the FSP, Citigroup's income in the first and second quarters of 2009 was higher by $631 million and $1,634 million on a pretax basis $391 million and $1,013 million on an after-tax basis), respectively.

        The cumulative effect of the change included an increase in the opening balance of Retained earnings at January 1, 2009 of $665 million on a pretax basis ($413 million after-tax).

        See Note 10 to the Consolidated Financial Statements, Investments, for disclosures related to the Company's investment securities and OTTI.

Measurement of Fair Value in Inactive Markets

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (ASC 820-10-65-4). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The adoption of the FSP had no effect on the Company's Consolidated Financial Statements.

Revisions to the Earnings per Share Calculation

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260-10-45 to 65). Under the FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends are considered to be a separate class of common stock and included in the EPS calculation using the "two-class method." Citigroup's restricted and deferred share awards meet the definition of a participating security. In accordance with the FSP, restricted and deferred shares are now included in the basic EPS calculation.

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

Additional Disclosures for Derivative Instruments

        On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS 133 (SFAS 161/ASC 815-10-65-1). The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS 133 (ASC 815-10) and related interpretations. No comparative information for periods prior to the effective date is required. See Note 16 to the Consolidated Financial Statements, Derivatives Activities, for disclosures related to the Company's hedging activities and derivative instruments. SFAS 161 (ASC 815-10-65-1) had no impact on how Citigroup accounts for these instruments.

Business Combinations

        In December 2007, the FASB issued Statement No. 141(revised), Business Combinations (SFAS 141(R)/ASC 805-10), which is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Statement replaces SFAS 141, Business Combinations. SFAS 141(R) (ASC 805-10) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) (ASC 805-10) also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS 141(R) (ASC 805-10) are: (1) acquisition costs and restructuring costs will now be expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; and (3) the acquirer will record a 100% step-up to fair value for all assets and liabilities, including the noncontrolling interest portion, and goodwill is recorded as if a 100% interest was acquired.

        Citigroup adopted SFAS 141(R) (ASC 805-10) on January 1, 2009, and the standard is applied prospectively.

Noncontrolling Interests in Subsidiaries

        In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160/ASC 810-10-65-1), which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries (previously called minority interests) in consolidated financial statements and for the loss of control of subsidiaries. Upon adoption, SFAS 160 (ASC 810-10-65-1) requires that the equity interest of noncontrolling shareholders, partners, or other equity holders in subsidiaries be presented as a separate item in Citigroup's stockholders' equity, rather than as a liability. After the initial adoption, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be measured at fair value at the date of deconsolidation.

        The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of the remaining investment, rather than the previous carrying amount of that retained investment.

        Citigroup adopted SFAS 160 (ASC 810-10-65-1) on January 1, 2009. As a result, $2.392 billion of noncontrolling interests was reclassified from Other liabilities to Citigroup's Stockholders' equity.

Sale with Repurchase Financing Agreements

        In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" (ASC 860-10-40). This FSP provides implementation guidance on whether a security transfer with a contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions.

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

Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock

        EITF Issue 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" (ASC 815-40).

Transition Guidance for Conforming Changes to Issue No. 98-5

        EITF Issue 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5" (ASC 470-20-65-2).

Equity Method Investment Accounting Considerations

        EITF Issue 08-6, "Equity Method Investment Accounting Considerations" (ASC 323-10).

Accounting for Defensive Intangible Assets

        EITF Issue 08-7, "Accounting for Defensive Intangible Assets" (ASC 350-30).

Determination of the Useful Life of Intangible Assets

        FSP FAS 142-3 "Determination of the Useful Life of Intangible Assets" (ASC 350-30).

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Fair Value Disclosures about Pension Plan Assets

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" (ASC 715-20-65-2). This FSP requires that information about plan assets be disclosed, on an annual basis, based on the fair value disclosure requirements of SFAS 157 (ASC 820-10). Citigroup will be required to separate plan assets into the three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3 in Citigroup's annual Consolidated Financial Statements.

        The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009. This FSP will have no effect on the Company's accounting for plan benefits and obligations.

Loss-Contingency Disclosures

        In June 2008, the FASB issued an exposure draft proposing expanded disclosures regarding loss contingencies accounted for under FASB Statement No. 5, Accounting for Contingencies (ASC 450-10 to 20, and SFAS 141(R) (ASC 805-10). This proposal increases the number of loss contingencies subject to disclosure and requires substantial quantitative and qualitative information to be provided about those loss contingencies. The proposed effective date is December 31, 2009, but will have no effect on the Company's accounting for loss contingencies.

Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities

        In May 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166), that will eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (ASC 860). This change will have a significant impact on Citigroup's Consolidated Financial Statements as the Company will lose sales treatment for certain assets previously sold to QSPEs, as well as for certain future sales, and for certain transfers of portions of assets that do not meet the definition of participating interests. SFAS 166 is effective for fiscal years that begin after November 15, 2009.

        Simultaneously, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which details three key changes to the consolidation model in FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46(R)/ASC 810-10). First, former QSPEs will now be included in the scope of SFAS 167. In addition, the FASB has changed the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE (known as the primary beneficiary) to a qualitative determination of which party to the VIE has power combined with potentially significant benefits and losses, instead of the current quantitative risks and rewards model. The entity that has power has the ability to direct the activities of the VIE that most significantly impact the VIE's economic performance. Finally, the new standard requires that the primary beneficiary analysis be re-evaluated whenever circumstances change. The current rules require reconsideration of the primary beneficiary only when specified reconsideration events occur.

        As a result of implementing these new accounting standards, Citigroup expects to be required to consolidate certain of the VIEs and former QSPEs with which it currently has involvement. An ongoing evaluation of the application of these new requirements could, with the resolution of certain uncertainties, result in the identification of additional VIEs and QSPEs, other than those presented below, needing to be consolidated. It is not currently anticipated, however, that any such newly identified VIEs and QSPEs would have a significant impact on Citigroup's Consolidated Financial Statements or capital position.

        In accordance with SFAS 167, Citigroup is currently evaluating two approaches for consolidating all of the VIEs and QSPEs that it expects to consolidate. The first approach would require initially measuring the assets, liabilities, and noncontrolling interests of the VIEs and QSPEs at their carrying values (the amounts at which the assets, liabilities, and noncontrolling interests would have been carried in the Consolidated Financial Statements, if Citigroup were to be designated as the primary beneficiary). The second approach under consideration would be to elect the fair value option, in which all of the financial assets and liabilities of certain designated VIEs and QSPEs would be recorded at fair value upon adoption of SFAS 167 and continue to be marked to market thereafter, with changes in fair value reported in earnings.

        While this review has not yet been completed, Citigroup's tentative approach would be to consolidate all of the VIEs and QSPEs that it expects to consolidate at carrying value, except for Local Consumer Lending private label residential mortgages, for which the fair value option would be elected. The following tables present the pro forma impact of adopting these new accounting standards applying this tentative approach. The actual impact of adopting these new accounting requirements could, however, be significantly different, should Citigroup change from this methodology. For instance, if Citigroup were to consolidate its off-balance sheet credit card securitization vehicles applying the fair value option, an associated allowance for loan losses would not be established upon adoption of SFAS 167, with an offsetting charge to Retained earnings. Rather, the charge to Retained earnings would be affected by the difference between the fair value of the assets and liabilities that Citigroup would consolidate, which would result in a lesser charge to Retained earnings than under the carrying value approach.

        The pro forma impact of these impending changes on incremental GAAP assets and resulting risk-weighted assets for those VIEs and former QSPEs that are currently expected to be consolidated for accounting purposes as of January 1, 2010 (based on financial information as of June 30, 2009), reflecting Citigroup's present understanding of the new requirements, and assuming continued application of existing risk-based capital rules, would be as follows:

	Incremental
In billions of dollars	GAAP assets	Risk- weighted assets(1)
Credit cards	$85.5	$0.5
Commercial paper conduits	44.5	—
Student loans	14.2	4.1
Private label consumer mortgages	9.2	5.3
Investment funds	3.3	0.5
Commercial mortgages	1.3	1.3
Muni bonds	0.7	0.1
Mutual fund deferred sales commissions	0.6	0.4

Total	$159.3	$12.2

(1)
Citigroup undertook certain actions during the first and second quarters of 2009 in support of its off-balance sheet credit card securitization vehicles. As a result of these actions, Citigroup included approximately $82 billion of incremental risk-weighted assets in its risk-based capital ratios as of March 31, 2009, and an additional approximately $900 million as of June 30, 2009. See Note 15 to the Consolidated Financial Statements.

        The above table reflects: (i) the estimated portion of the assets of former QSPEs to which Citigroup, acting as principal, has transferred assets and received sales treatment as of June 30, 2009 (totaling approximately $747.0 billion), and (ii) the estimated assets of significant unconsolidated VIEs as of June 30, 2009 with which Citigroup is involved (totaling approximately $238.4 billion) that would be required to be consolidated under the new accounting standards. Due to the variety of transaction structures and the level of Citigroup involvement in individual former QSPEs and VIEs, only a portion of the former QSPEs and VIEs with which the Company is involved is expected to be consolidated.

        In addition, the cumulative effect of adopting these new accounting standards as of January 1, 2010, based on financial information as of June 30, 2009, would result in an estimated aggregate after-tax charge to Retained earnings of approximately $8.3 billion, reflecting the net effect of an overall pretax charge to Retained earnings (primarily relating to the establishment of loan loss reserves and the reversal of residual interests held) of approximately $13.3 billion and the recognition of related deferred tax assets amounting to approximately $5.0 billion.

        The pro forma impact on certain of Citigroup's regulatory capital ratios of adopting these new accounting standards (based on financial information as of June 30, 2009), and assuming the continued application of the existing risk-based capital rules, would be as follows:

	As of June 30, 2009
	As Reported	Pro Forma	Impact
Tier 1 Capital	12.74%	11.40%	(134) bps
Total Capital	16.62%	15.30%	(132) bps

        The actual impact of adopting the new accounting standards on January 1, 2010 could differ, as financial information changes from the June 30, 2009 estimates and as several uncertainties in the application of these new standards are resolved.

Investment Company Audit Guide (SOP 07-1)

        In July 2007, the AICPA issued Statement of Position 07-1, "Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" (SOP 07-1/ASC 946-10), which was expected to be effective for fiscal years beginning on or after December 15, 2007. However, in February 2008, the FASB delayed the effective date indefinitely by issuing an FSP SOP 07-1-1, "Effective Date of AICPA Statement of Position 07-1." This statement sets forth more stringent criteria for qualifying as an investment company than does the predecessor Audit Guide. In addition, SOP 07-1(ASC 946-10) establishes new criteria for a parent company or equity method investor to retain investment company accounting in their consolidated financial statements. Investment companies record all their investments at fair value with changes in value reflected in earnings. The Company is currently evaluating the potential impact of adopting SOP 07-1(ASC 946-10).

2.     DISCONTINUED OPERATIONS

Sale of Nikko Cordial

        On May 1, 2009, Citigroup entered into a definitive agreement to sell its Japanese domestic securities business, conducted principally through Nikko Cordial Securities Inc., to Sumitomo Mitsui Banking Corporation in a transaction with a total cash value to Citi of approximately $7.9 billion (¥774.5 billion). Citi's ownership interests in Nikko Citigroup Limited, Nikko Asset Management Co., Ltd., and Nikko Principal Investments Japan Ltd. were not included in the transaction. The transaction is expected to close by the end of the fourth quarter of 2009, subject to regulatory approvals and customary closing conditions.

        The Nikko Cordial operations had total assets and total liabilities as of June 30, 2009, of $19.4 billion and $12.4 billion, respectively.

        Results for all of the Nikko Cordial businesses sold are reported as Discontinued operations for all periods presented. The assets and liabilities of the businesses being sold are included in Assets of discontinued operations held for sale and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheet.

        The following is a summary as of June 30, 2009 of the assets and liabilities of Discontinued operations held for sale on the Consolidated Balance Sheet for the operations related to the Nikko Cordial businesses to be sold:

In millions of dollars	June 30, 2009
Assets
Cash due from banks	$800
Deposits at interest with banks	443
Federal funds sold and securities borrowed or purchased under agreements to resell	3,306
Brokerage receivables	1,711
Trading account assets	6,185
Investments	486
Goodwill	533
Intangibles	3,085
Other assets	2,863

Total assets	$19,412

Liabilities
Federal funds purchased and securities loaned or sold under agreements to repurchase sold under agreements to repurchase	$1,473
Brokerage payables	2,488
Trading account liabilities	2,289
Short term borrowings	4,300
Other Liabilities	1,824

Total liabilities	$12,374

        Summarized financial information for discontinued operations, including cash flows, related to the sale of Nikko Cordial follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2009	2008	2009	2008
Total revenues, net of interest expense	$112	$539	$380	$823

Income (loss) from discontinued operations	$(248)	$105	$(382)	$(5)
Provision (benefit) for income taxes and noncontrolling interest, net of taxes	(83)	43	(133)	(10)

Income (loss) from discontinued operations, net of taxes	$(165)	$62	$(249)	$5

	Six Months Ended June 30,
In millions of dollars	2009	2008
Cash flows from operating activities	$4,129	$(1,535)
Cash flows from investing activities	(5,472)	(3,229)
Cash flows from financing activities	2,126	5,134

Net cash provided by (used in) discontinued operations	$783	$370

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

        Summarized financial information for Discontinued operations, including cash flows, related to the sale of the German retail banking operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2009	2008	2009	2008
Total revenues, net of interest expense	$30	$575	$36	$1,154

Income (loss) from discontinued operations	$(20)	$189	$(39)	$348
Gain (loss) on sale(1)	—	—	(41)	—
Provision (benefit) for income taxes and noncontrolling interest, net of taxes	(41)	67	(48)	123

Income (loss) from discontinued operations, net of taxes	$21	$122	$(32)	$225

(1)
First half of 2009 activity represents transactions related to a transitional service agreement between Citigroup and Credit Mutuel as well as adjustments against the gain on sale for the final settlement which occurred in April 2009.

	Six Months Ended June 30,
In millions of dollars	2009	2008
Cash flows from operating activities	$8	$(2,116)
Cash flows from investing activities	—	432
Cash flows from financing activities	(8)	1,498

Net cash provided by (used in) discontinued operations	$—	$(186)

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

        Results for all of the CitiCapital businesses sold, are reported as Discontinued operations for all periods presented.

        Summarized financial information for Discontinued operations, including cash flows, related to the sale of CitiCapital is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2009	2008	2009	2008
Total revenues, net of interest expense	$21	$(281)	$30	$(82)

Income (loss) from discontinued operations	$(11)	$43	$(10)	$47
Gain (loss) on sale(1)	14	(517)	14	(517)
Provision (benefit) for income taxes and noncontrollinginterest, net of taxes	1	(196)	1	(204)

Income (loss) from discontinued operations, net of taxes	$2	$(278)	$3	$(266)

(1)
The $3 million in income from discontinued operations for the first half of 2009 relates to a transitional service agreement.

	Six Months Ended June 30,
In millions of dollars	2009	2008
Cash flows from operating activities	$—	$(287)
Cash flows from investing activities	—	349
Cash flows from financing activities	—	(61)

Net cash provided by (used in) discontinued operations	$—	$1

Combined Results for Discontinued Operations

        The following is summarized financial information for the Nikko Cordial business, German retail banking operations and CitiCapital business. Additionally, contingency consideration payments received during the first quarter of 2009 of $29 million pretax ($19 million after-tax) related to the sale of Citigroup's Asset Management business, which was sold in December 2005, is also included in these balances.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2009	2008	2009	2008
Total revenues, net of interest expense	$163	$833	$446	$1,895

Income (loss) from discontinued operations	$(279)	$337	$(431)	$391
Gain (loss) on sale	14	(517)	2	(517)
Provision (benefit) for income taxes and noncontrolling interest, net of taxes	(123)	(86)	(170)	(91)

Income from discontinued operations, net of taxes	$(142)	$(94)	$(259)	$(35)

Cash Flows from Discontinued Operations

	Six Months Ended June 30,
In millions of dollars	2009	2008
Cash flows from operating activities	$4,137	$(3,938)
Cash flows from investing activities	(5,443)	(2,448)
Cash flows from financing activities	2,118	6,571

Net cash provided by (used in) discontinued operations	$812	$185

3.     BUSINESS SEGMENTS

        The following table presents certain information regarding the Company's operations by segment:

	Revenues, net of interest expense		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)		Identifiable assets(2)
	Three Months Ended June 30,
In millions of dollars, except identifiable assets in billions							Jun. 30, 2009	Dec. 31, 2008
	2009	2008	2009	2008	2009	2008
Regional Consumer Banking	$5,605	$6,881	$(102)	$331	$217	$991	$198	$200
Institutional Clients Group	9,355	9,885	1,332	1,313	2,841	2,442	787	802

Subtotal Citicorp	14,960	16,766	1,230	1,644	3,058	3,433	985	1,002
Citi Holdings	15,750	2,079	712	(3,323)	1,359	(5,225)	649	715
Corporate/Other	(741)	(1,307)	(1,035)	(768)	(30)	(537)	213	221

Total	$29,969	$17,538	$907	$(2,447)	$4,387	$(2,329)	$1,847	$1,938

	Revenues, net of interest expense		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)
	Six Months Ended June 30,
In millions of dollars	2009	2008	2009	2008	2009	2008
Regional Consumer Banking	$11,376	$13,855	$(57)	$878	$801	$2,322
Institutional Clients Group	24,153	20,020	4,756	2,497	9,939	5,759

Subtotal Citicorp	35,529	33,875	4,699	3,375	10,740	8,081
Citi Holdings	19,202	(2,439)	(2,974)	(9,093)	(3,977)	(14,375)
Corporate/Other	(241)	(1,741)	17	(615)	(682)	(1,221)

Total	$54,490	$29,695	$1,742	$(6,333)	$6,081	$(7,515)

(1)
Includes pretax provisions for credit losses and for benefits and claims in Regional Consumer Banking results of $2.0 billion and $1.4 billion, in ICG results of $0.8 billion and $0.4 billion in Citi Holdings results of $9.9 billion and $5.3 billion for the second quarters of 2009 and 2008, respectively. Includes pretax provisions for credit losses and for benefits and claims in Regional Consumer Banking results of $3.8 billion and $2.7 billion, ICG results of $1.2 billion and $0.5 billion in Citi Holdings results of $17.9 billion and $9.8 billion for the six months of 2009 and 2008, respectively.

(2)
Identifiable assets at June 30, 2009 include assets of discontinued operations held for sale of $19.4 billion recorded in Corporate/Other.

4.     INTEREST REVENUE AND EXPENSE

        For the three- and six-month periods ended June 30, 2009 and 2008, interest revenue and expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2009	2008(1)	2009	2008(1)
Interest revenue
Loan interest, including fees	$11,929	$15,941	$24,784	$32,355
Deposits at interest with banks	377	761	813	1,537
Federal funds sold and securities purchased under agreements to resell	794	2,370	1,679	5,536
Investments, including dividends	3,435	2,548	6,611	5,235
Trading account assets(2)	2,921	4,634	5,872	9,425
Other interest	215	1,083	495	2,410

Total interest revenue	$19,671	$27,337	$40,254	$56,498

Interest expense
Deposits	$2,840	$5,082	$5,688	$11,276
Federal funds purchased and securities loaned or sold under agreements to repurchase	931	2,947	2,035	6,838
Trading account liabilities(2)	69	450	177	779
Short-term borrowing	315	961	778	2,309
Long-term debt	2,687	3,911	5,821	8,222

Total interest expense	$6,842	$13,351	$14,499	$29,424

Net interest revenue	$12,829	$13,986	$25,755	$27,074
Provision for loan losses	12,233	6,983	22,148	12,560

Net interest revenue after provision for loan losses	$596	$7,003	$3,607	$14,514

(1)
Reclassified to conform to the current period's presentation.

(2)
Interest expense on trading account liabilities of the ICG is reported as a reduction of interest revenue for Trading account assets.

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

        The following table presents commissions and fees revenue for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2009	2008(1)	2009	2008(1)
Loan servicing(2)	$1,367	$1,393	$1,563	$1,107
Credit cards and bank cards	1,000	997	1,977	1,792
Investment banking	1,071	1,186	1,885	2,391
Smith Barney	321	744	836	1,507
ICG trading-related	475	600	822	1,302
Other Consumer	324	320	612	635
Transaction services	327	364	643	717
Checking-related	249	298	512	585
Other ICG	80	114	188	244
Primerica	76	107	149	217
Corporate finance(3)	171	(389)	421	(3,500)
Other	(24)	65	(3)	143

Total commissions and fees	$5,437	$5,799	$9,605	$7,140

(1)
Reclassified to conform to the current period's presentation.

(2)
Includes fair value adjustments on mortgage servicing assets. The mark-to-market on the underlying economic hedges of the MSRs is included in Other revenue.

(3)
Includes write-downs of approximately $237 million for the second quarter of 2009 and $484 million for the six months ended June 30, 2009, and $428 million for the second quarter of 2008 and $3.5 billion for the six months ended June 30, 2008, net of underwriting fees on funded and unfunded highly leveraged finance commitments. Write-downs were recorded on all highly leveraged finance commitments where there was value impairment, regardless of funding date.

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

        The Company also offers post-retirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States. For information on the Company's Retirement Benefit Plans and Pension Assumptions, see Citigroup's 2008 Annual Report on Form 10-K.

        The following tables summarize the components of the net expense recognized in the Consolidated Statement of Income for the three and six months ended June 30, 2009 and 2008.

Net Expense (Benefit)

	Three Months Ended June 30,
	Pension Plans				Postretirement Benefit Plans
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans		Plans Outside U.S.
In millions of dollars	2009	2008	2009	2008	2009	2008	2009	2008
Benefits earned during the period	$6	$7	$34	$52	$—	$1	$6	$12
Interest cost on benefit obligation	163	165	74	99	15	15	22	30
Expected return on plan assets	(229)	(234)	(84)	(122)	(3)	(3)	(20)	(29)
Amortization of unrecognized:
Net transition obligation	—	—	(1)	1	—	—	—	—
Prior service cost (benefit)	(2)	—	2	1	—	—	—	—
Net actuarial loss	2	—	18	4	—	—	5	8

Net expense (benefit)	$(60)	$(62)	$43	$35	$12	$13	$13	$21

	Six Months Ended June 30,
	Pension Plans				Postretirement Benefit Plans
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans		Plans Outside U.S.
In millions of dollars	2009	2008	2009	2008	2009	2008	2009	2008
Benefits earned during the period	$12	$15	$71	$103	$—	$1	$13	$19
Interest cost on benefit obligation	326	329	144	182	30	30	43	50
Expected return on plan assets	(458)	(467)	(162)	(250)	(5)	(5)	(38)	(57)
Amortization of unrecognized:
Net transition obligation	—	—	(1)	1	—	—	—	—
Prior service cost (benefit)	(1)	(1)	2	2	—	—	—	—
Net actuarial loss	2	—	33	13	1	—	9	11

Net expense (benefit)	$(119)	$(124)	$87	$51	$26	$26	$27	$23

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $9 million and $10 million for the three months ended June 30, 2009 and 2008, respectively, and $19 million and $20 million for the first six months of 2009 and 2008, respectively.

Employer Contributions

        Citigroup's pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements, rather than to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), if appropriate to its tax and cash position and the plan's funded position. At June 30, 2009 and December 31, 2008, there were no minimum required contributions and no discretionary cash or non-cash contributions are currently planned for the U.S. plans. For the non-U.S. plans, the Company contributed $79 million during the six months ended June 30, 2009. Citigroup presently anticipates contributing an additional $152 million to fund its non-U.S. plans in the remainder of 2009 for a total of $231 million.

7.     RESTRUCTURING

        In the fourth quarter of 2008, Citigroup recorded a pretax restructuring expense of $1.581 billion related to the implementation of a Company-wide re-engineering plan. For the three months ended June 30, 2009, Citigroup recorded a pretax net restructuring release of $32 million composed of a gross charge of $25 million and a credit of $57 million due to changes in estimates. The charges related to the 2008 Re-engineering Projects Restructuring Initiative are reported in the Restructuring line on the Company's Consolidated Statement of Income and are recorded in each segment.

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

        The primary goals of the 2008 Re-engineering Projects Restructuring Initiative and the 2007 Structural Expense Review Restructuring Initiative were:

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

        The following tables detail the Company's restructuring reserves.

2008 Re-engineering Projects Restructuring Charges

	Severance
			Contract termination costs	Asset write-downs(3)	Employee termination cost	Total Citigroup
In millions of dollars	SFAS 112(1)	SFAS 146(2)
Total Citigroup (pretax)
Original restructuring charge	$1,254	$79	$55	$123	$19	$1,530
Utilization	(114)	(3)	(2)	(100)	—	(219)

Balance at December 31, 2008	$1,140	$76	$53	$23	$19	$1,311

Additional charge	$14	$6	$4	$5	$—	$29
Foreign exchange	(14)	—	—	(12)	(1)	(27)
Utilization	(541)	(76)	(11)	(7)	(5)	(640)
Changes in estimates	(38)	(1)	—	—	—	(39)

Balance at March 31, 2009	$561	$5	$46	$9	$13	$634

Additional charge	$6	$17	$1	$1	$—	$25
Foreign exchange	26	—	2	1	—	29
Utilization	(190)	(19)	(8)	(3)	(1)	(221)
Changes in estimates	(53)	(1)	(1)	—	(2)	(57)

Balance at June 30, 2009	$350	$2	$40	$8	$10	$410

Note:    The total Citigroup charge in the table above does not include a $51 million one-time pension curtailment charge related to this restructuring initiative, which is recorded as part of the Company's Restructuring charge in the Consolidated Statement of Income at December 31, 2008.

2007 Structural Expense Review Restructuring Charges

	Severance
			Contract termination costs	Asset write-downs(3)	Employee termination cost	Total Citigroup
In millions of dollars	SFAS 112(1)	SFAS 146(2)
Total Citigroup (pretax)
Original restructuring charge	$950	$11	$25	$352	$39	$1,377
Additional charge	$42	$96	$29	$27	$11	$205
Foreign exchange	19	—	2	—	—	21
Utilization	(547)	(75)	(28)	(363)	(33)	(1,046)
Changes in estimates	(39)	—	(6)	(1)	(8)	(54)

Balance at December 31, 2007	$425	$32	$22	$15	$9	$503

Additional charge	$10	$14	$43	$6	$—	$73
Foreign exchange	(11)	—	(4)	—	—	(15)
Utilization	(288)	(34)	(22)	(7)	(6)	(357)
Changes in estimates	(93)	(2)	(2)	(4)	(3)	(104)

Balance at December 31, 2008	$43	$10	$37	$10	$—	$100

Foreign exchange	(1)	—	(1)	—	—	(2)
Utilization	(41)	(10)	(35)	(9)	—	(95)
Changes in estimates	(1)	—	(1)	(1)	—	(3)

Balance at March 31, 2009	$—	$—	$—	$—	$—	$—

(1)
Accounted for in accordance with SFAS No. 112, Employer's Accounting for Post Employment Benefits (SFAS 112/ASC 712-10).

(2)
Accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146/ASC 420-10).

(3)
Accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144/ASC 360-10).

Note:    The 2007 structural expense review restructuring initiative was fully utilized as of March 31, 2009.

        The total restructuring reserve balance and total charges as of June 30, 2009 and December 31, 2008 related to the 2008 Re-engineering Projects Restructuring Initiatives are presented below by business in the following tables. These charges are reported in the Restructuring line on the Company's Consolidated Statement of Income and are recorded in each business.

2008 Re-engineering Projects

	For the quarter ended June 30, 2009
In millions of dollars	Total restructuring reserve balance as of June 30, 2009	Restructuring charges recorded in the three months ended June 30, 2009	Total restructuring charges since inception(1)(2)
Citicorp	$198	$10	$859
Citi Holdings	34	10	246
Corporate/Other	178	5	383

Total Citigroup (pretax)	$410	$25	$1,488

(1)
Excludes pension curtailment charges of $51 million recorded during the fourth quarter of 2008.

(2)
Amounts shown net of $57 million and $39 million related to changes in estimates recorded during the second quarter and first quarter of 2009, respectively.

	For the year ended December 31, 2008
In millions of dollars	Total restructuring reserve balance as of December 31, 2008	Total restructuring charges(1)
Citicorp	$789	$890
Citi Holdings	184	267
Corporate/Other	338	373

Total Citigroup (pretax)	$1,311	$1,530

(1)
Represents the total charges incurred since inception and excludes pension curtailment charges of $51 million recorded during the fourth quarter of 2008.

8.     EARNINGS PER SHARE

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2009	2008(1)	2009	2008(1)
Income (loss) before attribution of noncontrolling interests	$4,387	$(2,329)	$6,081	$(7,515)
Noncontrolling interest	(34)	72	(50)	56

Net income (loss) from continuing operations (for EPS purposes)	$4,421	$(2,401)	$6,131	$(7,571)
Income (loss) from discontinued operations, net of taxes	(142)	(94)	(259)	(35)

Citigroup's net income (loss)	$4,279	$(2,495)	$5,872	$(7,606)
Preferred dividends	(1,495)	(361)	(2,716)	(444)
Impact on the conversion price reset related to the $12.5 billion convertible preferred stock private issuance(2)	—	—	(1,285)	—
Preferred stock Series H discount accretion	(54)	—	(107)	—

Income (loss) available to common stockholders for basic EPS(3)	2,730	(2,856)	1,764	(8,050)
Effect of dilutive securities	270	270	540	336

Income (loss) available to common stockholders for diluted EPS(4)	$3,000	$(2,586)	$2,304	$(7,714)

Weighted average common shares outstanding applicable to basic EPS	5,399.5	5,287.4	5,392.3	5,186.5
Effect of dilutive securities:
Convertible securities	568.3	489.2	568.3	489.2
Options	—	0.2	—	0.6

Adjusted weighted average common shares outstanding applicable to diluted EPS(3)	5,967.8	5,776.8	5,960.6	5,676.3

Basic earnings per share(3)(4)
Income (loss) from continuing operations	$0.51	$(0.53)	$0.36	$(1.56)
Discontinued operations	(0.02)	(0.02)	(0.05)	(0.01)

Net income (loss)	$0.49	$(0.55)	$0.31	$(1.57)
Diluted earnings per share(3)(4)
Income (loss) from continuing operations	$0.51	$(0.53)	$0.36	$(1.56)
Discontinued operations	(0.02)	(0.02)	(0.05)	(0.01)

Net income (loss)	$0.49	$(0.55)	$0.31	$(1.57)

(1)
The Company adopted FSP EITF 03-6-1(ASC 260-10-45 to 65) on January 1, 2009. All prior periods have been restated to conform to the current period's presentation.

(2)
The six months ended June 30, 2009 income available to common shareholders includes a reduction of $1,285 million related to the conversion price reset pursuant to Citigroup's prior agreement with the purchasers of $12.5 billion convertible preferred stock issued in a private offering in January 2008. The conversion price was reset from $31.62 per share to $26.35 per share.

(3)
Due to the net loss available to common shareholders for Basic EPS in the three and six months ended June 30, 2008, loss available to common stockholders for basic EPS was used to calculate Diluted earnings per share. Adding back the effect of dilutive securities would result in anti-dilution.

(4)
Due to the net loss available to common shareholders for Diluted EPS in the three and six months ended June 30, 2008, basic shares were used to calculate Diluted earnings per share. Adding dilutive securities to the denominator would result in anti-dilution.

9.     TRADING ACCOUNT ASSETS AND LIABILITIES

        Trading account assets and liabilities, at fair value, consisted of the following at June 30, 2009 and December 31, 2008:

In millions of dollars	June 30, 2009	December 31, 2008
Trading account assets
Trading mortgage-backed securities
Agency guaranteed	$27,174	$32,981
Prime	1,051	1,416
Alt-A	1,307	913
Subprime	10,583	14,552
Non-U.S. residential	1,586	2,447
Commercial	3,635	2,501

Total Trading mortgage-backed securities	$45,336	$54,810

U.S. Treasury and Federal Agencies
U.S. Treasuries	$9,763	$7,370
Agency and direct obligations	4,290	4,017

Total U.S. Treasury and Federal Agencies	$14,053	$11,387

State and municipal securities	$6,056	$9,510
Foreign government securities	57,670	57,422
Corporate	55,780	54,654
Derivatives(1)	73,158	115,289
Equity securities	39,932	48,503
Other debt securities	33,052	26,060

Total trading account assets	$325,037	$377,635

Trading account liabilities
Securities sold, not yet purchased	$55,764	$50,693
Derivatives(1)	63,548	116,785

Total trading account liabilities	$119,312	$167,478

(1)
Presented net, pursuant to master netting agreements. See Note 16 to the Consolidated Financial Statements, Derivatives Activities, for a discussion regarding the accounting and reporting for derivatives.

10.   INVESTMENTS

In millions of dollars	June 30, 2009	December 31, 2008
Securities available-for-sale	$191,238	$175,189
Debt securities held-to-maturity(1)	59,622	64,459
Non-marketable equity securities carried at fair value(2)	7,935	9,262
Non-marketable equity securities carried at cost(3)	7,962	7,110

Total investments	$266,757	$256,020

(1)
Recorded at amortized cost.

(2)
Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)
Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, Federal Home Loan Bank, foreign central banks and various clearing houses of which Citigroup is a member.

Securities Available-for-Sale

        The amortized cost and fair value of securities available-for-sale (AFS) at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009				December 31, 2008(1)
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities available-for-sale:
Mortgage-backed securities
U.S. government agency guaranteed	$28,289	$377	$225	$28,441	$23,527	$261	$67	$23,721
Prime	8,017	86	2,070	6,033	8,475	3	2,965	5,513
Alt-A	483	52	12	523	54	—	9	45
Subprime	35	—	18	17	38	—	21	17
Non-U.S. residential	286	—	7	279	185	2	—	187
Commercial	947	3	161	789	519	—	134	385

Total mortgage-backed securities	$38,057	$518	$2,493	$36,082	$32,798	$266	$3,196	29,868
U.S. Treasury and federal agency securities
U.S. Treasury	7,730	10	129	7,611	3,465	125	—	3,590
Agency obligations	16,738	35	96	16,677	20,237	215	77	20,375

Total U.S. Treasury and federal agency securities	$24,468	$45	$225	$24,288	$23,702	$340	$77	$23,965
State and municipal	19,890	93	2,305	17,678	18,156	38	4,370	13,824
Foreign government	74,590	914	350	75,154	79,505	945	408	80,042
Corporate	21,388	266	333	21,321	10,646	65	680	10,031
Other debt securities	11,387	123	620	10,890	11,784	36	224	11,596

Total debt securities available- for-sale	189,780	1,959	6,326	185,413	176,591	1,690	8,955	169,326

Marketable equity securities available-for-sale	4,339	2,299	813	5,825	5,768	554	459	5,863

Total securities available-for-sale	$194,119	$4,258	$7,139	$191,238	$182,359	$2,244	$9,414	$175,189

(1)
Reclassified to conform to the current period's presentation.

        The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. As discussed in more detail below, prior to January 1, 2009, these reviews were conducted pursuant to FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1/ASC 320-10-35). Any unrealized loss identified as other than temporary was recorded directly in the Consolidated Statement of Income. As of January 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2 (ASC 320-10-65-1). Accordingly, any credit-related impairment related to debt securities the Company does not plan to sell and is more-likely-than-not not to be required to sell is recognized in the Consolidated Statement of Income, with the non-credit-related impairment recognized in Other Comprehensive Income (OCI). For other impaired debt securities, the entire impairment is recognized in the Consolidated Statement of Income. See Note 1 to the Consolidated Financial Statements for additional information.

        The table below shows the fair value of investments in AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of June 30, 2009 and December 31, 2008:

	Less than 12 months		12 months or longer		Total
In millions of dollar	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2009
Securities available-for-sale
Mortgage-backed securities
U.S. government agency guaranteed	$9,754	$108	$2,116	$117	$11,870	$225
Prime	5,019	2,016	256	54	5,275	2,070
Alt-A	94	2	49	10	143	12
Subprime	4	1	13	17	17	18
Non-U.S. residential	279	7	—	—	279	7
Commercial	118	55	499	106	617	161

Total mortgage-backed securities	15,268	2,189	2,933	304	18,201	2,493
U.S. Treasury and federal agency securities
U.S. Treasury	4,841	125	49	4	4,890	129
Agency obligations	4,306	89	2,223	7	6,529	96

Total U.S. Treasury and federal agency securities	9,147	214	2,272	11	11,419	225
State and municipal	11,084	1,297	4,500	1,008	15,584	2,305
Foreign government	11,563	164	5,733	186	17,296	350
Corporate	2,039	84	1,947	249	3,986	333
Other debt securities	404	98	4,871	522	5,275	620
Marketable equity securities available-for-sale	2,063	742	134	71	2,197	813

Total securities available-for-sale	$51,568	$4,788	$22,390	$2,351	$73,958	$7,139

December 31, 2008(1)
Securities available-for-sale
Mortgage-backed securities
U.S. government agency guaranteed	$5,281	$9	$432	$58	$5,713	$67
Prime	2,258	1,127	3,108	1,838	5,366	2,965
Alt-A	38	8	5	1	43	9
Subprime	—	—	15	21	15	21
Non- U.S. residential	10	—	—	—	10	—
Commercial	213	33	233	101	446	134

Total mortgage-backed securities	7,800	1,177	3,793	2,019	11,593	3,196
U.S. Treasury and federal agencies
U.S. Treasury	—	—	—	—	—	—
Agency obligations	1,654	76	1	1	1,655	77

Total U.S. Treasury and federal agency securities	1,654	76	1	1	1,655	77
State and municipal	12,827	3,872	3,762	498	16,589	4,370
Foreign government	10,697	201	9,080	207	19,777	408
Corporate	1,985	270	4,393	410	6,378	680
Other debt securities	944	96	303	128	1,247	224
Marketable equity securities available-for-sale	3,254	386	102	73	3,356	459

Total securities available-for-sale	$39,161	$6,078	$21,434	$3,336	$60,595	$9,414

(1)
Reclassified to conform to the current period's presentation.

        The following table presents the amortized cost and fair value of debt securities AFS by contractual maturity dates as of June 30, 2009, and December 31, 2008:

	June 30, 2009		December 31, 2008(1)
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(2)
Due within 1 year	$18	$18	$87	$80
After 1 but within 5 years	146	142	639	567
After 5 but within 10 years	700	663	1,362	1,141
After 10 years(3)	37,193	35,259	30,710	28,080

Total	$38,057	$36,082	$32,798	$29,868

U.S. Treasury and federal agencies
Due within 1 year	$7,560	$7,556	$15,736	$15,846
After 1 but within 5 years	6,609	6,593	5,755	5,907
After 5 but within 10 years	5,864	5,832	1,902	1,977
After 10 years(3)	4,435	4,307	309	235

Total	$24,468	$24,288	$23,702	$23,965

State and municipal
Due within 1 year	$216	$212	$214	$214
After 1 but within 5 years	129	134	84	84
After 5 but within 10 years	690	703	411	406
After 10 years(3)	18,855	16,629	17,447	13,120

Total	$19,890	$17,678	$18,156	$13,824

Foreign government
Due within 1 year	$29,089	$28,291	$26,481	$26,937
After 1 but within 5 years	37,851	38,045	45,652	45,462
After 5 but within 10 years	6,380	6,101	6,771	6,899
After 10 years(3)	1,270	2,717	601	744

Total	$74,590	$75,154	$79,505	$80,042

All other(4)
Due within 1 year	$3,152	$3,152	$4,160	$4,319
After 1 but within 5 years	23,273	22,782	2,662	2,692
After 5 but within 10 years	2,669	2,199	12,557	11,842
After 10 years(3)	3,681	4,078	3,051	2,774

Total	$32,775	$32,211	$22,430	$21,627

Total debt securities available-for-sale	$189,780	$185,413	$176,591	$169,326

(1)
Reclassified to conform to the current period's presentation.

(2)
Includes mortgage-backed securities of U.S. federal agencies.

(3)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(4)
Includes corporate securities and other debt securities.

        The following tables present interest and dividends on investments for the periods ended June 30, 2009 and 2008:

	Three months ended
In millions of dollars	June 30, 2009	June 30, 2008
Taxable interest	$3,115	$2,194
Interest exempt from U.S. federal income tax	247	210
Dividends	73	144

Total interest and dividends	$3,435	$2,548

	Six months ended
In millions of dollars	June 30, 2009	June 30, 2008
Taxable interest	$6,031	$4,583
Interest exempt from U.S. federal income tax	462	399
Dividends	118	253

Total interest and dividends	$6,611	$5,235

        The following table presents realized gains and losses on investments for the periods ended June 30, 2009 and 2008. The gross realized investment losses exclude losses from other-than-temporary impairment:

	Three months ended		Six months ended
In millions of dollars	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Gross realized investment gains	$577	$75	$1,358	$314
Gross realized investment losses	(42)	(46)	(66)	(88)

Net realized gains (losses)	$535	$29	$1,292	$226

Debt Securities Held-to-Maturity

        The carrying value and fair value of securities held-to-maturity (HTM) at June 30, 2009 and December 31, 2008 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized loss recognized in OCI	Carrying value(2)	Gross unrecognized gains	Gross unrecognized losses	Fair value
June 30, 2009
Debt securities held-to-maturity
Mortgage-backed securities
U.S. government agency guaranteed	$—	$—	$—	$—	$—	$—
Prime	6,991	1,362	5,629	5	1,000	4,634
Alt-A	16,309	4,902	11,407	52	2,446	9,013
Subprime	1,122	178	944	3	119	828
Non-U.S. residential	9,702	1,195	8,507	160	624	8,043
Commercial	1,124	23	1,101	—	392	709

Total mortgage-backed securities	35,248	7,660	27,588	220	4,581	23,227
U.S. Treasury and federal agency securities
U.S. Treasury	—	—	—	—	—	—
Agency and direct obligations	—	—	—	—	—	—

Total U.S. Treasury and federal agency securities	—	—	—	—	—	—
State and municipal	3,265	142	3,123	38	358	2,803
Corporate	7,220	218	7,002	187	526	6,663
Asset-backed securities	22,334	426	21,908	647	824	21,731
Other debt securities	5	4	1	—	—	1

Total debt securities held-to-maturity	$68,072	$8,450	$59,622	$1,092	$6,289	$54,425

December 31, 2008(3)
Debt securities held-to-maturity
Mortgage-backed securities
U.S. government agency guaranteed	$—	$—	$—	$—	$—	$—
Prime	7,481	1,436	6,045	—	623	5,422
Alt-A	16,658	4,216	12,442	23	1,802	10,663
Subprime	1,368	125	1,243	15	163	1,095
Non-U.S. residential	10,496	1,128	9,368	5	397	8,976
Commercial	1,021	—	1,021	—	130	891

Total mortgage-backed securities	37,024	6,905	30,119	43	3,115	27,047
U.S. Treasury and federal agency securities
U.S. Treasury	1	—	1	—	—	1
Agency and direct obligations	—	—	—	—	—	—

Total U.S. Treasury and federal agency securities	1	—	1	—	—	1
State and municipal	3,371	183	3,188	14	253	2,949
Corporate	6,906	175	6,731	130	305	6,556
Asset-backed securities	22,698	415	22,283	86	555	21,814
Other debt securities	2,478	341	2,137	—	127	2,010

Total debt securities held-to-maturity	$72,478	$8,019	$64,459	$273	$4,355	$60,377

(1)
For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value amount of the securities at the date of transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of interest, less any impairment previously recognized in earnings.

(2)
HTM securities are carried on the Consolidated Balance Sheet at amortized cost and the changes in the value of these securities, other than impairment charges, are not reported on the financial statements.

(3)
Reclassified to conform to the current period's presentation.

        The net unrealized losses classified in accumulated other comprehensive income (AOCI) that relate to debt securities reclassified from AFS investments to HTM investments was $8.5 billion as of June 30, 2009, compared to $8.0 billion as of December 31, 2008. This balance is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company's net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

        The table below shows the fair value of investments in HTM that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of June 30, 2009 and December 31, 2008:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2009
Debt securities held-to-maturity
Mortgage-backed securities	$5,548	$1,405	$13,244	$3,176	$18,792	$4,581
State and municipal	951	358	—	—	951	358
Corporate	3,997	525	134	1	4,131	526
Asset-backed securities	6,132	778	1,397	46	7,529	824
Other debt securities	—	—	—	—	—	—

Total debt securities held-to-maturity	$16,628	$3,066	$14,775	$3,223	$31,403	$6,289

December 31, 2008(1)
Debt securities held-to-maturity
Mortgage-backed securities	$2,348	$631	$24,236	$2,484	$26,584	$3,115
State and municipal	2,499	253	—	—	2,499	253
Corporate	23	—	4,107	305	4,130	305
Asset-backed securities	9,051	381	4,164	174	13,215	555
Other debt securities	439	—	5,246	127	5,685	127

Total debt securities held-to-maturity	$14,360	$1,265	$37,753	$3,090	$52,113	$4,355

(1)
Reclassified to conform to current period's presentation.

        Excluded from the gross unrealized losses presented in the above table is the $8.5 billion and $8.0 billion of gross unrealized losses recorded in AOCI related to the HTM securities that were reclassified from AFS investments as of June 30, 2009 and December 31, 2008, respectively. Approximately $5.9 billion and $5.2 billion of these unrealized losses relate to securities that have been in a loss position for 12 months or longer at June 30, 2009 and December 31, 2008, respectively.

        The following table presents the carrying value and fair value of debt securities HTM by contractual maturity dates as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008(1)
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$2	$2	$88	$65
After 1 but within 5 years	425	274	363	282
After 5 but within 10 years	532	365	513	413
After 10 years(2)	26,629	22,586	29,155	26,287

Total	$27,588	$23,227	$30,119	$27,047

State and municipal
Due within 1 year	$4	$3	$86	$86
After 1 but within 5 years	45	45	105	105
After 5 but within 10 years	1,463	1,300	112	106
After 10 years(2)	1,611	1,455	2,885	2,652

Total	$3,123	$2,803	$3,188	$2,949

All other(3)
Due within 1 year	$6,689	$7,213	$4,482	$4,505
After 1 but within 5 years	7,557	7,502	10,892	10,692
After 5 but within 10 years	10,304	9,639	6,358	6,241
After 10 years(2)	4,361	4,041	9,420	8,943

Total	$28,911	$28,395	$31,152	$30,381

Total debt securities held-to-maturity	$59,622	$54,425	$64,459	$60,377

(1)
Reclassified to conform to the current period's presentation.

(2)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)
Includes asset-backed securities and all other debt securities.

Evaluating Investments for Other-than-Temporary Impairments

        The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. Prior to January 1, 2009, these reviews were conducted pursuant to FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP FAS 115-1/ASC 320-10-35). Any unrealized loss identified as other than temporary was recorded directly in the Consolidated Statement of Income. As of January 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2 (ASC 320-10-65-1). Accordingly, any credit-related impairment related to debt securities the Company does not plan to sell and is not likely to be required to sell is recognized in the Consolidated Statement of Income, with the non-credit-related impairment recognized in OCI. For other impaired debt securities, the entire impairment is recognized in the Consolidated Statement of Income.

        An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities, while such losses related to HTM securities are not recorded, as these investments are carried at their amortized cost. For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value amount of the securities at the date of transfer, plus any accretion income and less any impairment recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less any impairment recognized in earnings subsequent to transfer.

        Regardless of the classification of the securities as AFS or HTM, the Company has assessed each position for credit impairment.

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

        For debt securities, a critical component of the evaluation for other-than-temporary impairments is the identification of credit impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. For securities purchased and classified as AFS with the expectation of receiving full principal and interest cash flows, this analysis considers the likelihood of receiving all contractual principal and interest. For securities reclassified out of the trading category in the fourth quarter of 2008, the analysis considered the likelihood of receiving the expected principal and interest cash flows anticipated as of the date of reclassification in the fourth quarter of 2008. The extent of the Company's analysis regarding credit quality and the stress on assumptions used in the analysis have been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company's process for identifying credit impairment in security types with the most significant unrealized losses as of June 30, 2009.

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

        Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. Default rates are projected by considering current underlying mortgage loan performance, generally assuming the default of (1) 10% of current loans, (2) 25% of 30-59 day delinquent loans, (3) 75% of 60-90 day delinquent loans and (4) 100% of 91+ day delinquent loans. These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions used contemplate the actual collateral attributes, including geographic concentrations, rating agency loss projections, rating actions and current market prices.

        The key base assumptions for mortgage-backed securities as of June 30, 2009 are in the table below:

June 30, 2009
Prepayment rate	3-8 CRR
Loss severity(1)	45%-75%
Unemployment rate	10%
Peak-to-trough housing price decline	32.3%

(1)
Loss severity rates are estimated considering collateral characteristics and generally range from 45%-55% for prime bonds, 50%-65% for Alt-A bonds, and 65%-75% for sub-prime bonds.

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

State and Municipal Securities

        Citigroup's AFS state and municipal bonds consist primarily of bonds that are financed through Tender Option Bond programs. The process for identifying credit impairment for bonds in this program is largely based on third-party credit ratings. Individual bond positions must meet minimum ratings requirements, which vary based on the sector of the bond issuer. The average portfolio rating, ignoring any insurance, is Aa3/AA-.

        Citigroup monitors the bond issuer and insurer ratings on a daily basis. In the event of a downgrade of the bond below the Aa3/AA-, the subject bond is specifically reviewed for potential shortfall in contractual principal and interest. Citigroup has not recorded any credit impairments on bonds held as part of the Tender Option Bond program.

        The remainder of Citigroup's AFS state and municipal bonds, outside of the Tender Option Bond Programs, are specifically reviewed for credit impairment based on instrument-specific estimates of cash flows, probability of default and loss given default.

Recognition and Measurement of Other-Than-Temporary Impairment

        AFS and HTM debt securities that have been identified as other-than-temporarily impaired are written down to their current fair value. For debt securities that are intended to be sold or that management believes more-likely-than-not will be required to be sold prior to recovery, the full impairment is recognized immediately in earnings.

        For AFS and HTM debt securities that management has no intent to sell and believes that it more-likely-than-not will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in OCI. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using the Company's cash flow projections using its base assumptions.

        AFS equity securities deemed other-than-temporarily impaired are written down to fair value, with the full difference between fair value and amortized cost recognized in earnings.

        The following table presents the total other-than-temporary impairments recognized during the three months and six months ended June 30, 2009:

Other-Than-Temporary Impairments (OTTI) on Investments

	Three months ended June 30, 2009			Six months ended June 30, 2009
In millions of dollars	AFS	HTM	Total	AFS	HTM	Total
Impairment losses related to securities which the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the quarter ended June 30, 2009	$50	$2,263	$2,313	$105	$3,548	$3,653
Less: portion of OTTI loss recognized in OCI (before taxes)	15	1,619	1,634	29	2,236	2,265

Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$35	$644	$679	$76	$1,312	$1,388
OTTI losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	16	—	16	55	—	55

Total impairment losses recognized in earnings	$51	$644	$695	$131	$1,312	$1,443

        The following is a three-month roll forward of the credit-related position recognized in earnings for AFS and HTM debt securities held as of June 30, 2009:

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Earnings
In millions of dollars	March 31, 2009 Balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities than have been previously impaired	Reductions due to sales of credit impaired securities sold or matured	June 30, 2009 Balance
AFS debt securities
Mortgage-backed securities
Prime	$—	$7	$—	$—	$7
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	2	7	—	—	9
Foreign government	—	14	—	—	14
Corporate	84	8	5	—	97
Asset backed securities	2	1	—	—	3
Other debt securities	6	—	—	—	6

Total OTTI credit losses recognized for AFS debt securities	$94	$30	$5	$—	$129

HTM debt securities
Mortgage-backed securities
Prime	$8	$6	$—	$—	$14
Alt-A	1,505	396	—	—	1,901
Subprime	95	10	—	—	105
Non-U.S. residential	34	62	—	—	96
Commercial real estate	4	—	—	—	4

Total mortgage-backed securities	1,646	474	—	—	2,120
Corporate	221	169	—	(70)	320
Asset backed securities	32	—	—	—	32
Other debt securities	2	1	—	—	3

Total OTTI credit losses recognized for HTM debt securities	$1,901	$644	$—	$(70)	$2,475

        The following is a six-month roll forward of the credit-related position recognized in earnings for AFS and HTM debt securities held as of June 30, 2009:

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Earnings
In millions of dollars	January 1, 2009 Balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities than have been previously impaired	Reductions due to sales of credit impaired securities sold or matured	June 30, 2009 Balance
AFS debt securities
Mortgage-backed securities
Prime	$—	$7	$—	$—	$7
Commercial real estate	1	1	—	—	2

Total mortgage-backed securities	1	8	—	—	9
Foreign government	—	14	—	—	14
Corporate	53	30	15	(1)	97
Asset backed securities	—	3	—	—	3
Other debt securities	—	6	—	—	6

Total OTTI credit losses recognized for AFS debt securities	$54	$61	$15	$(1)	$129

HTM debt securities
Mortgage-backed securities
Prime	$8	$6	$—	$—	$14
Alt-A	1,091	791	19	—	1,901
Subprime	85	20	—	—	105
Non- U.S. residential	28	68	—	—	96
Commercial real estate	4	—	—	—	4

Total mortgage-backed securities	1,216	885	19	—	2,120
Corporate	—	390	—	(70)	320
Asset backed securities	17	15	—	—	32
Other debt securities	—	3	—	—	3

Total OTTI credit losses recognized for HTM debt securities	$1,233	$1,293	$19	$(70)	$2,475

11.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in goodwill during the six months ended June 30, 2009 were as follows:

In millions of dollars	Goodwill
Balance at December 31, 2008	$27,132
Foreign exchange translation	(844)
Purchase accounting adjustments and other	122

Balance at March 31, 2009	$26,410
Morgan Stanley Smith Barney joint venture	(1,146)
Estimated impact from the Sale of Nikko Cordial Securities, reclassified as Assets of discontinued operations held for sale	(533)
Foreign exchange translation	847

Balance at June 30, 2009	$25,578

Identification of New Reporting Units

        The changes in the organizational structure resulted in the creation of new reporting segments. As a result, commencing with the second quarter 2009, the Company has identified new reporting units as required under SFAS 142, Goodwill and Other Intangible Assets. Goodwill affected by the reorganization has been reassigned from ten reporting units to nine, using a fair value approach. Subsequent to June 30, 2009, goodwill will be allocated to disposals and tested for impairment under the new reporting units.

        During the first six months of 2009, no goodwill was written off due to impairment.

        While no impairment was noted in step one of the Company's reporting unit impairment test, goodwill for the new Latin America Regional Consumer Banking and Local Consumer Lending—Cards reporting units, may be particularly sensitive to further deterioration in economic conditions. If the future were to differ adversely from management's best estimate of key economic assumptions and associated cash flows were to decrease by a small margin, the Company could potentially experience future material impairment charges with respect to the $1,265 million and $4,781 million of goodwill remaining in our Latin America Regional Consumer Banking and Local Consumer Lending—Cards reporting units, respectively. Any such charges, by themselves, would not negatively affect the Company's Tier 1, Tier 1 Common and Total Capital regulatory ratios, its Tangible Common Equity or the Company's liquidity position.

        The following tables present the Company's goodwill balances by reporting unit and by segment at June 30, 2009:

In millions of dollars	June 30, 2009
By Reporting Unit
North America Regional Consumer Banking	$2,406
EMEA Regional Consumer Banking	306
Asia Regional Consumer Banking	5,392
Latin America Regional Consumer Banking	1,265
Securities and Banking	8,516
Transaction Services	1,561
Brokerage and Asset Management	1,299
Local Consumer Lending—Cards	4,781
Local Consumer Lending—Other	52

Total	$25,578

By Segment
Regional Consumer Banking	$9,370
Institutional Clients Group	10,077
Citi Holdings	6,131

Total	$25,578

Intangible Assets

        The components of intangible assets were as follows:

	June 30, 2009			December 31, 2008
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$8,418	$4,748	$3,670	$8,443	$4,513	$3,930
Core deposit intangibles	1,359	722	637	1,345	662	683
Other customer relationships	707	162	545	4,031	168	3,863
Present value of future profits	417	272	145	415	264	151
Other(1)	5,018	1,311	3,707	5,343	1,285	4,058

Total amortizing intangible assets	$15,919	$7,215	$8,704	$19,577	$6,892	$12,685
Indefinite-lived intangible assets	1,394	N/A	1,394	1,474	N/A	1,474
Mortgage servicing rights	6,770	N/A	6,770	5,657	N/A	5,657

Total intangible assets	$24,083	$7,215	$16,868	$26,708	$6,892	$19,816

(1)
Includes contract-related intangible assets.

N/A    Not Applicable.

        The changes in intangible assets during the six months ended June 30, 2009 were as follows:

In millions of dollars	Net carrying amount at December 31, 2008	Acquisitions / Divestitures	Amortization	Impairments	FX and other(1)	Net carrying amount at June 30, 2009
Purchased credit card relationships	$3,930	$—	$(287)	$—	$27	$3,670
Core deposit intangibles	683	—	(58)	(3)	15	637
Other customer relationships(2)	3,863	(3,016)	(116)	—	(186)	545
Present value of future profits	151	—	(7)	—	1	145
Indefinite-lived intangible assets	1,474	(69)	—	—	(11)	1,394
Other	4,058	(155)	(149)	(46)	(1)	3,707

	$14,159	$(3,240)	$(617)	$(49)	$(155)	$10,098

Mortgage servicing rights(3)	5,657					6,770

Total intangible assets	$19,816					$16,868

(1)
Includes the impact of FX translation and purchase accounting adjustments.

(2)
Decrease during the second quarter of 2009 is due to the reclassification of assets of the Nikko Cordial businesses to Assets of discontinued operations held for sale as described in Note 2 to the Consolidated Financial Statements.

(3)
See Note 15 to the Consolidated Financial Statements for the roll-forward of mortgage servicing rights.

12.    DEBT

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings as follows:

In millions of dollars	June 30, 2009	December 31, 2008
Commercial paper
Citigroup Funding Inc.	$27,862	$28,654
Other Citigroup subsidiaries	633	471

	$28,495	$29,125
Other short-term borrowings	73,399	97,566

Total short-term borrowings	$101,894	$126,691

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

        Citigroup Global Markets Holdings Inc. (CGMHI) has committed financing with unaffiliated banks. At June 30, 2009, CGMHI had drawn down the full $1.175 billion available under these facilities, of which $725 million is guaranteed by Citigroup. CGMHI has bilateral facilities totaling $500 million with unaffiliated banks with maturities occurring on various dates in the second half of 2009. It also has substantial borrowing agreements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

Long-Term Debt

In millions of dollars	June 30, 2009	December 31, 2008
Citigroup parent company	$192,295	$192,290
Other Citigroup subsidiaries(1)	96,497	109,306
Citigroup Global Markets Holdings Inc. (CGMHI)	15,134	20,623
Citigroup Funding Inc. (CFI)(2)	44,120	37,374

Total long term debt	$348,046	$359,593

(1)
At June 30, 2009 and December 31, 2008, collateralized advances from the Federal Home Loan Bank are $38.5 billion and $67.4 billion, respectively.

(2)
Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $494 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 (collectively, the "Safety First Trusts") at June 30, 2009 and $452 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5 and 2008-6 at December 31, 2008. CFI owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the Safety First Trust Securities and the Safety First Trusts' common securities. The Safety First Trusts' obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        CGMHI has a syndicated five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $3.0 billion, which was undrawn at June 30, 2009 and matures in 2011. CGMHI also has committed long-term financing facilities with unaffiliated banks. At June 30, 2009, CGMHI had drawn down the full $900 million available under these facilities, of which $350 million is guaranteed by Citigroup. Generally, a bank can terminate these facilities by giving CGMHI one-year prior notice.

        The Company issues both fixed and variable rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, the Company uses other derivative contracts to manage the impact of FX translation certain debt issuances.

        Citigroup and other U.S. financial services firms are currently benefiting from government programs that are improving markets and providing Citigroup and other institutions with significant current funding capacity and significant liquidity support, including the Temporary Liquidity Guarantee Program (TLGP). See "TARP and Other Regulatory Programs" above.

        Long-term debt at June 30, 2009 and December 31, 2008 includes $24.2 billion and $24.1 billion, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware. The trusts exist for the exclusive purposes of (1) issuing trust securities representing undivided beneficial interests in the assets of the trust; (2) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (3) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve Board, Citigroup has the right to redeem these securities.

        Citigroup has contractually agreed not to redeem or purchase (i) the 6.50% Enhanced Trust Preferred Securities of Citigroup Capital XV before September 15, 2056, (ii) the 6.45% Enhanced Trust Preferred Securities of Citigroup

Capital XVI before December 31, 2046, (iii) the 6.35% Enhanced Trust Preferred Securities of Citigroup Capital XVII before March 15, 2057, (iv) the 6.829% Fixed Rate/Floating Rate Enhanced Trust Preferred Securities of Citigroup Capital XVIII before June 28, 2047, (v) the 7.250% Enhanced Trust Preferred Securities of Citigroup Capital XIX before August 15, 2047, (vi) the 7.875% Enhanced Trust Preferred Securities of Citigroup Capital XX before December 15, 2067, and (vii) the 8.300% Fixed Rate/Floating Rate Enhanced Trust Preferred Securities of Citigroup Capital XXI before December 21, 2067, unless certain conditions, described in Exhibit 4.03 to Citigroup's Current Report on Form 8-K filed on September 18, 2006, in Exhibit 4.02 to Citigroup's Current Report on Form 8-K filed on November 28, 2006, in Exhibit 4.02 to Citigroup's Current Report on Form 8-K filed on March 8, 2007, in Exhibit 4.02 to Citigroup's Current Report on Form 8-K filed on July 2, 2007, in Exhibit 4.02 to Citigroup's Current Report on Form 8-K filed on August 17, 2007, in Exhibit 4.2 to Citigroup's Current Report on Form 8-K filed on November 27, 2007, and in Exhibit 4.2 to Citigroup's Current Report on Form 8-K filed on December 21, 2007, respectively, are met. These agreements are for the benefit of the holders of Citigroup's 6.00% Junior Subordinated Deferrable Interest Debentures due 2034. In addition, see Note 23 to the Consolidated Financial Statements, "Exchange Offers," below.

        Citigroup owns all of the voting securities of these subsidiary trusts. These subsidiary trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the subsidiary trusts and the subsidiary trusts' common securities. These subsidiary trusts' obligations are fully and unconditionally guaranteed by Citigroup.

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at June 30, 2009:

						Junior subordinated debentures owned by trust
Trust securities with distributions guaranteed by Citigroup In millions of dollars, except share amounts	Issuance date	Securities issued	Liquidation value	Coupon rate	Common shares issued to parent	Amount(1)	Maturity	Redeemable by issuer beginning
Citigroup Capital III	Dec. 1996	200,000	$200	7.625%	6,186	$206	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	46,000,000	1,150	7.125%	1,422,681	1,186	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	56,000,000	1,400	6.950%	1,731,959	1,443	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	44,000,000	1,100	6.000%	1,360,825	1,134	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	20,000,000	500	6.100%	618,557	515	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	24,000,000	600	6.000%	742,269	619	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIV	June 2006	22,600,000	565	6.875%	40,000	566	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	47,400,000	1,185	6.500%	40,000	1,186	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	64,000,000	1,600	6.450%	20,000	1,601	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	44,000,000	1,100	6.350%	20,000	1,101	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	500,000	824	6.829%	50	824	June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	49,000,000	1,225	7.250%	20	1,226	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	31,500,000	788	7.875%	20,000	788	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	3,500,000	3,500	8.300%	500	3,501	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXIX	Nov. 2007	1,875,000	1,875	6.320%	10	1,875	Mar. 15, 2041	Mar. 15, 2013
Citigroup Capital XXX	Nov. 2007	1,875,000	1,875	6.455%	10	1,875	Sept. 15, 2041	Sept. 15, 2013
Citigroup Capital XXXI	Nov. 2007	1,875,000	1,875	6.700%	10	1,875	Mar. 15, 2042	Mar. 15, 2014
Citigroup Capital XXXII	Nov. 2007	1,875,000	1,875	6.935%	10	1,875	Sept. 15, 2042	Sept. 15, 2014
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 07, 2033	Jan. 07, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$23,355			$23,517

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

        During the second quarter of 2009, Citigroup did not issue any trust preferred securities. In addition, see Note 23 to the Consolidated Financial Statements,"Exchange Offers," below.

13.   PREFERRED STOCK

        The following table summarizes the Company's preferred stock outstanding at June 30, 2009 and December 31, 2008:

					Carrying value (in millions of dollars)
				Convertible to approximate number of Citigroup common shares
		Redemption price per depositary share / preference share
	Dividend rate		Number of depositary shares		June 30, 2009	December 31, 2008
Series A1(1)	7.000%	$50	137,600,000	261,083,726	$6,880	$6,880
Series B1(1)	7.000%	50	60,000,000	113,844,648	3,000	3,000
Series C1(1)	7.000%	50	20,000,000	37,948,216	1,000	1,000
Series D1(1)	7.000%	50	15,000,000	28,461,162	750	750
Series E(2)	8.400%	1,000	6,000,000	—	6,000	6,000
Series F(3)	8.500%	25	81,600,000	—	2,040	2,040
Series G(4)	8.000%	1,000,000	7,059	—	3,529	—
Series H(5)	5.000%	1,000,000	25,000	—	23,835	23,727
Series I(6)	8.000%	1,000,000	20,000	—	19,513	19,513
Series J1(1)	7.000%	50	9,000,000	17,076,698	450	450
Series K1(1)	7.000%	50	8,000,000	15,179,287	400	400
Series L2(1)	7.000%	50	100,000	189,742	5	5
Series N1(1)	7.000%	50	300,000	569,224	15	15
Series T(7)	6.500%	50	63,373,000	93,940,986	3,169	3,169
Series AA(8)	8.125%	25	148,600,000	—	3,715	3,715

				568,293,689	$74,301	$70,664

(1)
Issued on January 23, 2008 as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of Non-Cumulative Convertible Preferred Stock. Redeemable in whole or in part on or after February 15, 2015. Under the terms of pre-existing conversion price reset agreements with holders of Series A, B, C, D, J, K, L1 and N (the "Old Preferred Stock"), on February 17, 2009, Citigroup exchanged shares of new preferred stock (the "New Preferred Stock") for an equal number of shares of Old Preferred Stock. The terms and conditions of the New Preferred Stock were identical in all material respects to the terms and conditions of the Old Preferred Stock, except that the Conversion Price and Conversion Rate of the New Preferred Stock were reset to $26.3517 and 1,897.4108, respectively. All shares of the Old Preferred Stock were canceled. The dividend of $0.88 per depositary share is payable quarterly when, as and if declared by the Company's Board of Directors. Redemption is subject to a capital replacement covenant.

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

(4)
Issued on January 15, 2009 as shares of Cumulative Preferred Stock to the U.S. Treasury and the FDIC as consideration for guaranteeing approximately $300.8 billion of assets. Redeemable in whole or in part subject to approval of the investor and compliance with certain conditions. The dividend of $20,000 per preferred share is payable quarterly when, as and if declared by the Company's Board of Directors.

(5)
Issued on October 28, 2008 as shares of Cumulative Preferred Stock to the U.S. Treasury under the Troubled Asset Relief Program (TARP). Redeemable in whole or in part subject to approval of the investor and compliance with certain conditions. Dividends are payable quarterly for the first five years until February 15, 2013 at $12,500 per preferred share and thereafter at $22,500 per preferred share when, as and if declared by the Company's Board of Directors.

(6)
Issued on December 31, 2008 as shares of Cumulative Preferred Stock to the U.S. Treasury under TARP. Redeemable in whole or in part subject to approval of the investor and compliance with certain conditions. The dividend of $20,000 per preferred share is payable quarterly when, as and if declared by the Company's Board of Directors.

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

        If dividends were to be declared on Series E as scheduled, the impact from preferred dividends on earnings per share in the first and third quarters will be lower than the impact in the second and fourth quarters. All other series have a quarterly dividend declaration schedule. As previously announced, following the closing of the public exchange offers, Citigroup suspended payment of dividends on all remaining outstanding preferred securities.

        Other than securities containing customary anti-dilution provisions, Citigroup's only outstanding instruments subject to potential resets are the warrant to purchase 210,084,034 shares of common stock issued to the U.S. Treasury as part of TARP on November 28, 2008, the warrant to purchase 188,501,414 shares of common stock issued to the U.S. Treasury as part of

TARP on December 31, 2008, and the warrant to purchase 66,531,728 shares of common stock issued to the U.S. Treasury as consideration for the loss-sharing agreement on January 15, 2009. Under the terms of the warrants, the number of shares of common stock for which the warrants are exercisable and the exercise price of the warrants will be subject to a reset if, prior to the third anniversary of issue date of the warrants, Citigroup issues shares of common stock (or rights or warrants or other securities exercisable or convertible into or exchangeable for shares of common stock) (collectively, "convertible securities") without consideration or at a consideration per share (or having a conversion price per share) that is less than 90% of the market price of Citigroup's common stock on the last trading day preceding the date of the agreement on pricing such shares (or such convertible securities), subject to specified exceptions.

        In addition, see Note 23 to the Consolidated Financial Statements,"Exchange Offers," below.

14.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Changes in each component of Accumulated Other Comprehensive Income (Loss) (AOCI) for the first and second quarters of 2009 were as follows:

In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2008	$(9,647)	$(7,744)	$(5,189)	$(2,615)	$(25,195)
Cumulative effect of accounting change (FSP FAS 115-2 /ASC 320-10-65-1)	(413)	—	—	—	(413)

Balance, January 1, 2009	$(10,060)	$(7,744)	$(5,189)	$(2,615)	$(25,608)
Decrease (increase) in net unrealized gains (losses) on investment securities, net of taxes(1)(3)	31	—	—	—	31
Less: Reclassification adjustment for gains included in net income, net of taxes	(11)	—	—	—	(11)
FX translation adjustment, net of taxes(2)	—	(2,974)	—	—	(2,974)
Cash flow hedges, net of taxes(3)	—	—	1,483	—	1,483
Pension liability adjustment, net of taxes	—	—	—	66	66

Change	$20	$(2,974)	$1,483	$66	$(1,405)

Citigroup Stockholders AOCI balance, March 31, 2009	$(10,040)	$(10,718)	$(3,706)	$(2,549)	$(27,013)

Decrease (increase) in net unrealized gains (losses) on investment securities, net of taxes(1)(3)	2,890	—	—	—	2,890
Less: Reclassification adjustment for gains included in net income, net of taxes	95	—	—	—	95
FX translation adjustment, net of taxes(4)	—	2,406	—	—	2,406
Cash flow hedges, net of taxes(3)	—	—	41	—	41
Pension liability adjustment, net of taxes	—	—	—	(62)	(62)

Change	$2,985	$2,406	$41	$(62)	$5,370

Citigroup Stockholders AOCI balance, June 30, 2009	$(7,055)	$(8,312)	$(3,665)	$(2,611)	$(21,643)

(1)
Primarily related to AFS municipal and other debt securities.

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

(4)
Reflects, among other items, the movements in the British Pound, Mexican Peso, Japanese Yen, Australian Dollar, Korean Won, and the Euro against the U.S. dollar, and changes in related tax effects.

15.   SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Overview

        Citigroup and its subsidiaries are involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs). See Note 1 to the Consolidated Financial Statements for a discussion of impending accounting changes to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140 /ASC 860), and FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003) (FIN 46 (R)/ASC 810-10)."

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

        SPEs may be Qualifying SPEs (QSPEs) or Variable Interest Entities (VIEs) or neither.

Qualifying SPEs

        QSPEs are a special class of SPEs defined in SFAS 140 /ASC 860-40-15. QSPEs have significant limitations on the types of assets and derivative instruments they may own or enter into and the types and extent of activities and decision-making they may engage in. Generally, QSPEs are passive entities designed to purchase assets and pass through the cash flows from those assets to the investors in the QSPE. QSPEs may not actively manage their assets through discretionary sales and are generally limited to making decisions inherent in servicing activities and issuance of liabilities. QSPEs are generally exempt from consolidation by the transferor of assets to the QSPE and any investor or counterparty.

Variable Interest Entities

        VIEs are entities defined in FIN 46(R)/ASC 810-10-15, as entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights, right to receive the expected residual returns of the entity and obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity. The variable interest holder, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both, is deemed to be the primary beneficiary and must consolidate the VIE. Consolidation of a VIE is determined based primarily on variability generated in scenarios that are considered most likely to occur, rather than based on scenarios that are considered more remote. Certain variable interests may absorb significant amounts of losses or residual returns contractually, but if those scenarios are considered very unlikely to occur, they may not lead to consolidation of the VIE.

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

        In various other transactions, the Company may act as a derivative counterparty (for example, interest rate swap, cross-currency swap, or purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE); may act as underwriter or placement agent; may provide administrative, trustee, or other services; or may make a market in debt securities or other instruments issued by VIEs. The Company generally considers such involvement, by itself, "not significant" under FIN 46(R)/ASC 810-10-25.

        Citigroup's involvement with QSPEs, Consolidated and Unconsolidated VIEs with which the Company holds significant variable interests as of June 30, 2009 and December 31, 2008 is presented below:

As of June 30, 2009
					Maximum exposure to loss in significant unconsolidated VIEs(1)
					Funded exposures(3)		Unfunded exposures(4)
In millions of dollars	Total involvement with SPE assets	QSPE assets	Consolidated VIE assets	Significant unconsolidated VIE assets(2)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives
Citicorp
Credit card securitizations	$77,382	$77,382	$—	$—	$—	$—	$—	$—
Citi-administered asset-backed commercial paper conduits (ABCP)	29,884	—	—	29,884	178	—	29,706	—
Third-party commercial paper conduits	9,623	—	—	9,623	—	—	562	20
Collateralized debt obligations (CDOs)	3,495	—	—	3,495	12	—	—	—
Collateralized loan obligations (CLOs)	4,801	—	—	4,801	187	—	—	—
Mortgage loan securitization	85,072	85,072	—	—	—	—	—	—
Asset-based financing	15,260	—	1,522	13,738	3,275	45	410	149
Municipal securities tender option bond trusts (TOBs)	26,271	759	16,484	9,028	48	—	6,543	558
Municipal investments	591	—	—	591	—	34	—	—
Client intermediation	8,211	—	2,754	5,457	1,202	22	—	—
Investment funds	124	—	34	90	14	—	—	2
Trust preferred securities	24,034	—	—	24,034	—	161	—	—
Other	9,703	3,537	1,903	4,263	352	4	—	—

Total	$294,451	$166,750	$22,697	$105,004	$5,268	$266	$37,221	$729

Citi Holdings
Credit card securitizations	$42,566	$42,566	$—	$—	$—	$—	$—	$—
Mortgage securitizations	521,830	521,830	—	—	—	—	—	—
Student loan securitizations	15,042	15,042	—	—	—	—	—	—
Citi-administered asset-backed commercial paper conduits (ABCP)	14,809	—	237	14,572	—	—	14,180	392
Third-party commercial paper conduits	6,112	—	—	6,112	301	—	169	—
Collateralized debt obligations (CDOs)	20,619	—	8,170	12,449	651	—	—	524
Collateralized loan obligations (CLOs)	15,983	—	72	15,911	1,602	—	12	247
Asset-based financing	58,948	—	475	58,473	17,179	68	1,543	—
Municipal securities tender option bond trusts (TOBs)	2,260	—	2,260	—	—	—	—	—
Municipal investments	16,824	—	879	15,945	—	2,005	611	—
Client intermediation	639	—	280	359	27	—	—	—
Investment funds	9,392	—	1,248	8,144	—	143	—	—
Other	5,360	777	3,137	1,446	227	122	269	—

Total	$730,384	$580,215	$16,758	$133,411	$19,987	$2,338	$16,784	$1,163

Total Citigroup	$1,024,835	$746,965	$39,455	$238,415	$25,255	$2,604	$54,005	$1,892

(1)
The definition of maximum exposure to loss is included in the text that follows.

(2)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(3)
Included in Citigroup's June 30, 2009 Consolidated Balance Sheet.

(4)
Not included in Citigroup's June 30, 2009 Consolidated Balance Sheet.

As of June 30, 2009 (continued)	As of December 31, 2008(1) In millions of dollars
Total maximum exposure to loss in significant unconsolidated VIEs (continued)(3)	Total involvement with SPEs	QSPE assets	Consolidated VIE assets	Significant unconsolidated VIE assets(2)	Maximum exposure to loss in significant unconsolidated VIE assets(3)
$—	$78,254	$78,254	$—	$—	$—
29,884	36,108	—	—	36,108	36,108
582	10,589	—	—	10,589	579
12	4,042	—	—	4,042	12
187	3,343	—	—	3,343	2
—	84,953	84,953	—	—	—
3,879	16,930	—	1,629	15,301	4,556
7,149	27,047	5,964	12,135	8,948	7,884
34	593	—	—	593	35
1,224	8,332	—	3,480	4,852	1,476
16	71	—	45	26	31
161	23,899	—	—	23,899	162
356	10,394	3,737	2,419	4,238	370

$43,484	$304,555	$172,908	$19,708	$111,939	$51,215

$—	$45,613	$45,613	$—	$—	$—
—	586,410	586,407	3	—	—
—	15,650	15,650	—	—	—
14,572	23,527	—	—	23,527	23,527
470	10,166	—	—	10,166	820
1,175	26,018	—	11,466	14,552	1,461
1,861	19,610	—	122	19,488	1,680
18,790	85,224	—	2,218	83,006	23,676
—	3,024	540	2,484	—	—
2,616	16,545	—	866	15,679	2,915
27	1,132	—	331	801	61
143	10,330	—	2,084	8,246	158
618	9,472	1,014	4,306	4,152	892

$40,272	$852,721	$649,224	$23,880	$179,617	$55,190

$83,756	$1,157,276	$822,132	$43,588	$291,556	$106,405

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

        The asset balances for unconsolidated VIEs where the Company has significant involvement represent the most current information available to the Company. In most cases, the asset balances represent an amortized cost basis without regard to impairments in fair value, unless fair value information is readily available to the Company. For VIEs that obtain asset exposures synthetically through derivative instruments (for example, synthetic CDOs), the table includes the full original notional amount of the derivative as an asset.

        The maximum funded exposure represents the balance sheet carrying amount of the Company's investment in the VIE. It reflects the initial amount of cash invested in the VIE plus any accrued interest and is adjusted for any impairments in value recognized in earnings and any cash principal payments received. The maximum exposure of unfunded positions represents the remaining undrawn committed amount, including liquidity and credit facilities provided by the Company, or the notional amount of a derivative instrument considered to be a variable interest, adjusted for any declines in fair value recognized in earnings. In certain transactions, the Company has entered into derivative instruments or other arrangements that are not considered variable interests in the VIE under FIN 46(R)/ASC 810-10-15 (e.g., interest rate swaps, cross-currency swaps, or where the Company is the purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE). Receivables under such arrangements are not included in the maximum exposure amounts.

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments

        The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the SPE table as of June 30, 2009:

In billions of dollars	Liquidity Facilities	Loan Commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$25,506	$4,200
Third-party commercial paper conduits	552	10
Asset-based financing	—	410
Municipal securities tender option bond trusts (TOBs)	6,543	—

Total Citicorp	$32,601	$4,620

Citi Holdings
Citi-administered asset-backed commercial paper conduits (ABCP)	$14,180	$—
Third-party commercial paper conduits	169	—
Collateralized loan obligations (CLOs)	—	12
Asset-based financing	—	1,543
Municipal investments	—	611
Other	—	269

Total Citi Holdings	$14,349	$2,435

Total Citigroup funding commitments	$46,950	$7,055

Citicorp's Consolidated VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

In billions of dollars	June 30, 2009	December 31, 2008
Cash	$0.4	$0.7
Trading account assets	3.0	4.3
Investments	17.0	12.5
Loans	0.2	0.5
Other assets	2.1	1.7

Total assets of consolidated VIEs	$22.7	$19.7

        The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs:

In billions of dollars	June 30, 2009	December 31, 2008
Short-term borrowings	$16.8	$14.2
Long-term debt	5.7	5.6
Other liabilities	0.2	0.9

Total liabilities of consolidated VIEs	$22.7	$20.7

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

Citi Holdings' Consolidated VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

In billions of dollars	June 30, 2009	December 31, 2008
Cash	$0.7	$1.2
Trading account assets	10.5	16.6
Investments	3.1	3.3
Loans	1.8	2.1
Other assets	0.7	0.7

Total assets of consolidated VIEs	$16.8	$23.9

        The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs:

In billions of dollars	June 30, 2009	December 31, 2008
Trading account liabilities	$0.2	$0.5
Short-term borrowings	2.9	2.8
Long-term debt	0.5	1.2
Other liabilities	1.2	2.1

Total liabilities of consolidated VIEs	$4.8	$6.6

Citicorp's Significant Interests in Unconsolidated VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classification of significant interests in unconsolidated VIEs:

In billions of dollars	June 30, 2009	December 31, 2008
Trading account assets	$1.2	$1.9
Investments	0.2	0.2
Loans	3.4	3.5
Other assets	0.6	0.4

Total assets of significant interest in unconsolidated VIEs	$5.4	$6.0

In billions of dollars	June 30, 2009	December 31, 2008
Long-term debt	$0.5	$0.4

Total liabilities of significant interest in unconsolidated VIEs	$0.5	$0.4

Citi Holdings' Significant Interests in Unconsolidated VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classification of significant interests in unconsolidated VIEs:

In billions of dollars	June 30, 2009	December 31, 2008
Trading account assets	$4.0	$4.4
Investments	9.8	8.2
Loans	12.8	12.4
Other assets	0.1	2.6

Total assets of significant interest in unconsolidated VIEs	$26.7	$27.6

In billions of dollars	June 30, 2009	December 31, 2008
Trading account liabilities	$0.5	$0.2
Other liabilities	0.4	0.6

Total liabilities of significant interest in unconsolidated VIEs	$0.9	$0.8

Credit Card Securitizations

        The Company securitizes credit card receivables through trusts that are established to purchase the receivables. Citigroup sells receivables into the QSPE trusts on a non-recourse basis. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. The Company relies on securitizations to fund a significant portion of its managed North America Cards business.

        The following table reflects amounts related to the Company's securitized credit card receivables at June 30, 2009 and December 31, 2008:

	Citicorp		Citi Holdings
In billions of dollars	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Principal amount of credit card receivables in trusts	$77.4	$78.3	$42.6	$45.7

Ownership interests in principal amount of trust credit card receivables:
Sold to investors via trust-issued securities	65.5	68.2	28.3	30.0
Retained by Citigroup as trust-issued securities	5.1	1.2	9.0	5.4
Retained by Citigroup via non-certificated interests recorded as consumer loans	6.8	8.9	5.3	10.3

Total ownership interests in principal amount of trust credit card receivables	$77.4	$78.3	$42.6	$45.7

Other amounts recorded on the balance sheet related to interests retained in the trusts:
Other retained interests in securitized assets	$1.2	$1.2	$1.6	$2.0
Residual interest in securitized assets(1)	0.3	0.3	1.0	1.4
Amounts payable to trusts	1.2	1.0	0.7	0.7

(1)
June 30, 2009 balances include net unbilled interest of $0.3B for Citicorp and $0.4B for Citi Holdings. December 31, 2008 balances included net unbilled interest of $0.3B for Citicorp and $0.3B for Citi Holdings.

Credit Card Securitizations—Citicorp

        In the second quarter of 2009 and 2008, the Company recorded net gains (losses) from securitization of Citicorp's credit card receivables of $51 million and ($141) million, and $151 million and ($146) million for the six months ended June 30, 2009 and 2008, respectively. Net gains (losses) reflect the following:

  •
  incremental gains (losses) from new securitizations;

  •
  the reversal of the allowance for loan losses associated with receivables sold;

  •
  net gains on replenishments of the trust assets offset by other-than-temporary impairments; and

  •
  changes in fair value for the portion of the residual interest classified as trading assets.

        The following tables summarize selected cash flow information related to Citicorp's credit card securitizations for the three and six months ended June 30, 2009 and 2008:

	Three months ended
In billions of dollars	June 30, 2009	June 30, 2008
Proceeds from new securitizations	$5.9	$3.2
Proceeds from collections reinvested in new receivables	36.1	44.6
Contractual servicing fees received	0.3	0.3
Cash flows received on retained interests and other net cash flows	0.7	1.0

	Six months ended
In billions of dollars	June 30, 2009	June 30, 2008
Proceeds from new securitizations	$10.6	$9.2
Proceeds from collections reinvested in new receivables	71.5	86.7
Contractual servicing fees received	0.6	0.6
Cash flows received on retained interests and other net cash flows	1.6	2.1

        As of June 30, 2009 and December 31, 2008, the residual interest in securitized credit card receivables was valued at $0 for Citicorp. As such, key assumptions used in measuring the fair value of the residual interest are not provided for the three months ended June 30, 2009 or as of June 30, 2009. Key assumptions used in measuring the fair value of the residual interests at the date of sale or securitization of Citicorp's credit card receivables for the three months ended June 30 2008 are as follows:

	June 30, 2009	June 30, 2008
Discount rate	NA	14.5%
Constant prepayment rate	NA	5.9% to 20.3%
Anticipated net credit losses	NA	5.1% to 5.2%

        At June 30, 2009, the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

In millions of dollars	Residual interest	Retained certificates	Other retained interests
Carrying value of retained interests	$—	$5,177	$1,426

Discount rates
Adverse change of 10%	$—	$(13)	$(1)
Adverse change of 20%	—	(25)	(2)
Constant prepayment rate
Adverse change of 10%	$—	$—	$—
Adverse change of 20%	—	—	—
Anticipated net credit losses
Adverse change of 10%	$—	$—	$(36)
Adverse change of 20%	—	—	(71)

Managed Loans—Citicorp

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers the securitized credit card receivables to be part of the business it manages.

        Managed-basis (Managed) presentations are non-GAAP financial measures. Managed presentations include results from both the on-balance sheet loans and off-balance sheet loans, and exclude the impact of card securitization activity. Managed presentations assume that securitized loans have not been sold and present the results of the securitized loans in the same manner as Citigroup's owned loans. Citigroup's management believes that Managed presentations provide a greater understanding of ongoing operations and enhance comparability of those results in prior periods as well as demonstrating the effects of unusual gains and charges in the current period. Management further believes that a meaningful analysis of the Company's financial performance requires an understanding of the factors underlying that performance and that investors find it useful to see these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in Citigroup's underlying performance.

        The following tables present a reconciliation between the Managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) and credit losses, net of recoveries.

In millions of dollars, except loans in billions	June 30, 2009	December 31, 2008
Loan amounts, at period end
On balance sheet	$42.1	$45.5
Securitized amounts	70.7	69.5

Total managed loans	$112.8	$115.0

Delinquencies, at period end
On balance sheet	$1,459	$1,402
Securitized amounts	1,898	1,543

Total managed delinquencies	$3,357	$2,945

Credit losses, net of recoveries, for the three months ended June 30,	2009	2008
On balance sheet	$978	$700
Securitized amounts	1,838	1,043

Total managed	$2,816	$1,743

Credit losses, net of recoveries, for the six months ended June 30,	2009	2008
On balance sheet	$1,815	$1,338
Securitized amounts	3,329	1,923

Total managed	$5,144	$3,261

Credit Card Securitizations—Citi Holdings

        In the second quarter of 2009 and 2008, the Company recorded net gains (losses) from securitization of Citi Holding's credit card receivables of ($612) million and ($35), and ($676) and $192 for the six months ended June 30, 2009 and 2008, respectively.

        The following tables summarize selected cash flow information related to Citi Holding's credit card securitizations for the three and six months ended June 30, 2009 and 2008:

	Three months ended
In billions of dollars	June 30, 2009	June 30, 2008
Proceeds from new securitizations	$10.6	$6.8
Proceeds from collections reinvested in new receivables	13.6	13.0
Contractual servicing fees received	0.2	0.2
Cash flows received on retained interests and other net cash flows	0.6	0.9

	Six months ended
In billions of dollars	June 30, 2009	June 30, 2008
Proceeds from new securitizations	$18.7	$10.8
Proceeds from collections reinvested in new receivables	25.8	26.4
Contractual servicing fees received	0.4	0.4
Cash flows received on retained interests and other net cash flows	1.2	1.8

        Key assumptions used in measuring the fair value of the residual interest at the date of sale or securitization of Citi Holding's credit card receivables for the three months ended June 30, 2009 and 2008, respectively, are as follows:

	June 30, 2009	June 30, 2008
Discount rate	19.7%	17.9%
Constant prepayment rate	6.0% to 10.7%	7.1% to 12.2%
Anticipated net credit losses	12.2% to 13.1%	6.6% to 6.8%

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

        At June 30, 2009, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

June 30, 2009
Discount rate	19.7%
Constant prepayment rate	6.1% to 10.7%
Anticipated net credit losses	13.1%
Weighted average life	11.7 months

In millions of dollars	Residual interest	Retained certificates	Other retained interests
Carrying value of retained interests	$562	$8,784	$2,005

Discount rates
Adverse change of 10%	$(32)	$(26)	$(5)
Adverse change of 20%	(62)	(52)	(10)
Constant prepayment rate
Adverse change of 10%	$(39)	$—	$—
Adverse change of 20%	(74)	—	—
Anticipated net credit losses
Adverse change of 10%	$(377)	$—	$(43)
Adverse change of 20%	(560)	—	(85)

Managed Loans—Citi Holdings

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers the securitized credit card receivables to be part of the business it manages.

        Managed-basis (Managed) presentations are non-GAAP financial measures. Managed presentations include results from both the on-balance sheet loans and off-balance sheet loans, and exclude the impact of card securitization activity. Managed presentations assume that securitized loans have not been sold and present the results of the securitized loans in the same manner as Citigroup's owned loans. Citigroup's management believes that Managed presentations provide a greater understanding of ongoing operations and enhance comparability of those results in prior periods as well as demonstrating the effects of unusual gains and charges in the current period. Management further believes that a meaningful analysis of the Company's financial performance requires an understanding of the factors underlying that performance and that investors find it useful to see these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in Citigroup's underlying performance.

        The following tables present a reconciliation between the Managed basis and on-balance sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) and credit losses, net of recoveries.

In millions of dollars, except loans in billions	June 30, 2009	December 31, 2008
Loan amounts, at period end
On balance sheet	$22.8	$30.1
Securitized amounts	37.6	36.3
Loans held-for-sale	—	—

Total managed loans	$60.4	$66.4

Delinquencies, at period end
On balance sheet	$845	$741
Securitized amounts	1,214	1,113
Loans held-for-sale	—	—

Total managed delinquencies	$2,059	$1,854

Credit losses, net of recoveries, for the three months ended June 30,	2009	2008
On balance sheet	$872	$565
Securitized amounts	1,278	725
Loans held-for-sale	—	—

Total managed	$2,150	$1,290

Credit losses, net of recoveries, for the six months ended June 30,	2009	2008
On balance sheet	$1,773	$1,048
Securitized amounts	2,335	1,436
Loans held-for-sale	—	—

Total managed	$4,108	$2,484

Funding, Liquidity Facilities and Subordinated Interests

        Citigroup securitizes credit card receivables through three securitization trusts—Citibank Credit Card Master Trust ("Master Trust"), which is part of Citicorp and the Citibank OMNI Master Trust ("Omni Trust") and Broadway Credit Card Trust ("Broadway Trust"), which are part of Citi Holdings.

        Master Trust issues fixed and floating-rate term notes as well as commercial paper through the Dakota program. Some of the term notes are issued to multi-seller commercial paper conduits. In the first half of 2009, the Master Trust has issued $4.3 billion of notes that are eligible for the Term Asset-Backed Securities Loan Facility (TALF) program, where investors can borrow from the Federal Reserve using the trust securities as collateral. The weighted average maturity of the term notes issued by the Master Trust was 3.5 years as of June 30, 2009 and 3.8 years as of December 31, 2008.

Master Trust liabilities:

In billions	June 30, 2009	December 31, 2008
Term notes issued to multi-seller CP conduits	$0.5	$1.0
Term notes issued to other third parties	54.0	56.2
Term notes retained by Citigroup affiliates	5.1	1.2
Dakota commercial paper program	11.0	11.0

Total Master Trust liabilities	$70.6	$69.4

        Both Omni and Broadway Trusts issue fixed and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The Omni Trust also issues commercial paper through the Palisades program. A portion of the Palisades commercial paper has been purchased by the Federal Reserve's Commercial Paper Funding Facility (CPFF). In addition, some of the multi-seller conduits that hold Omni Trust term notes have placed commercial paper with CPFF. The total amount of Omni Trust liabilities funded directly or indirectly through the CPFF was $9.3 billion at June 30, 2009 and $6.9 billion at December 31, 2008.

        In the second quarter of 2009, Omni Trust issued $4.0 billion of term notes that are eligible for the TALF program. The weighted average maturity of the term notes issued by the Omni Trust was 0.9 years as of June 30, 2009 and 0.5 years as of December 31, 2008. The weighted average maturity of the term notes issued by the Broadway Trust was 3.1 years as of June 30, 2009 and 3.3 years as of December 31, 2008.

Omni Trust liabilities:

In billions	June 30, 2009	December 31, 2008
Term notes issued to multi- seller CP conduits	$13.3	$17.8
Term notes issued to other third parties	5.1	2.3
Term notes retained by Citigroup affiliates	8.7	5.1
Palisades commercial paper program	8.5	8.5

Total Omni Trust liabilities	$35.6	$33.7

Broadway Trust liabilities:

In billions	June 30, 2009	December 31, 2008
Term notes issued to multi- seller CP conduits	$0.4	$0.4
Term notes issued to other third parties	1.0	1.0
Term notes retained by Citigroup affiliates	0.3	0.3

Total Broadway Trust liabilities	$1.7	$1.7

        Citibank (South Dakota), N.A. is the sole provider of full liquidity facilities to the commercial paper programs of the Master and Omni Trusts. Both of these facilities, which represent contractual obligations on the part of Citibank (South Dakota), N.A. to provide liquidity for the issued commercial paper, are made available on market terms to each of the trusts. The liquidity facilities require Citibank (South Dakota), N.A. to purchase the commercial paper issued by each trust at maturity, if the commercial paper does not roll over, as long as there are available credit enhancements outstanding, typically in the form of subordinated notes. The liquidity commitment related to the Omni Trust commercial paper programs, amounted to $8.5 billion at June 30, 2009 and December 31, 2008. During the second quarter of 2009, $4 billion of the Omni Trust liquidity facility was drawn to pay down maturing commercial paper held by a single investor. This investor made its initial investment in Omni Trust commercial paper in January 2009 and was covered by the Citibank (South Dakota) N.A. liquidity facility. The portion of the liquidity facility related to the maturing commercial paper was cancelled during the 2009 second quarter and is no longer outstanding as of June 30, 2009. The liquidity commitment related to the Master Trust commercial paper program amounted to $11 billion at both June 30, 2009 and December 31, 2008. As of June 30, 2009 and December 31, 2008, none of the Master Trust or Omni Trust liquidity commitments were drawn.

        In addition, Citibank (South Dakota), N.A. provides liquidity to a third-party, non-consolidated multi-seller commercial paper conduit, which is not a VIE. The commercial paper conduit has acquired notes issued by the Omni Trust. Citibank (South Dakota), N.A. provides the liquidity facility on market terms. Citibank (South Dakota), N.A. will be required to act in its capacity as liquidity provider as long as there are available credit enhancements outstanding and if: (1) the conduit is unable to roll over its maturing commercial paper; or (2) Citibank (South Dakota), N.A. loses its A-1/P-1 credit rating. The liquidity commitment to the third-party conduit was $5.2 billion at June 30, 2009 and $4 billion at December 31, 2008. As of June, 30, 2009 and December 31, 2008, none of this liquidity commitment was drawn.

        All three of Citigroup's primary credit card securitization trusts have had bonds placed on ratings watch with negative implications by rating agencies during the first and second quarters of 2009. As a result of the ratings watch status, certain actions were taken with respect to each of the trusts. In general, the actions subordinated certain senior interests in the trust assets that were retained by Citigroup, which effectively placed these interests below investor interests in terms of priority of payment. With respect to the Master Trust, in the first quarter of 2009, Citigroup subordinated a portion of its "seller's interest", which represents a senior interest in Trust receivables, thus making those cash flows available to pay investor coupon each month. In addition, during the second quarter of 2009, a subordinated note with a $3 billion principal amount was issued by the Master Trust and retained by Citibank (South Dakota), N.A., in order to provide additional credit support for the senior note classes. The note is classified as Held-to-maturity Investment Securities as Citigroup has the intent and ability to hold the security until its maturity. With respect to the Omni Trust, in the second quarter of 2009, subordinated notes with a principal amount of $2 billion were issued by the Trust and retained by Citibank (South Dakota), N.A., in order to provide additional credit support for the senior note classes. The notes are classified as Trading account assets. These notes are in addition to a $265 million subordinated note issued by Omni Trust and retained by Citibank (South Dakota), N.A. in the fourth quarter of 2008 for the purpose of providing additional credit support for senior noteholders. With respect to the Broadway Trust, subordinated notes with a principal amount of $82 million were issued by the Trust and retained by Citibank, N.A., in order to provide additional credit support for the senior note classes. The notes are classified as Trading account assets.

Mortgage Securitizations

        The Company provides a wide range of mortgage loan products to a diverse customer base. In connection with the securitization of these loans, the Company's U.S. Consumer mortgage business retains the servicing rights, which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the Company is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA or FHLMC, or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property. The Company's mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Securities and Banking and Special Asset Pool retains servicing for a limited number of its mortgage securitizations.

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

Mortgage Securitizations—Citicorp

        The following tables summarize selected cash flow information related to mortgage securitizations for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009		Three months ended June 30, 2008
In billions of dollars	U.S. agency sponsored mortgages	Non-agency sponsored mortgages	Agency and non-agency sponsored mortgages
Proceeds from new securitizations	$4.5	$1.1	$1.2
Contractual servicing fees received	—	—	—
Cash flows received on retained interests and other net cash flows	—	—	—

	Six months ended June 30, 2009		Six months ended June 30, 2008
In billions of dollars	U.S. agency sponsored mortgages	Non-agency sponsored mortgages	Agency and non-agency sponsored mortgages
Proceeds from new securitizations	$5.3	$1.6	$3.2
Contractual servicing fees received	—	—	—
Cash flows received on retained interests and other net cash flows	—	—	—

        Gains (losses) recognized on the securitization of non-agency sponsored mortgage activity during the second quarter of 2009 was ($5) million. For the six months ended June 30, 2009, losses recognized on the securitization of non-agency sponsored mortgages were ($4) million.

        Losses recognized on the securitization of agency sponsored mortgage activity during the second quarter of 2009 were ($10) million. For the six months ended June 30 of 2009, losses recognized on the securitization of agency sponsored mortgages were ($7) million.

        There were no gains (losses) recognized on the securitization of agency and non-agency mortgages in the second quarter of 2008. Agency and non-agency securitization gains (losses) for the six months ended June30, 2008 were $4 million.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30, 2009		Three months ended June 30, 2008
	U.S. agency sponsored mortgages	Non-agency sponsored mortgages	Agency and non-agency sponsored mortgages
Discount rate	0.7% to 24.0%	3.7% to 39.3%	2.7% to 34.9%
Constant prepayment rate	21.7% to 45.5%	3.0% to 26.6%	2.0% to 28.4%
Anticipated net credit losses	—	50.0% to 80.0%	20.0% to 100.0%

        The range in the key assumptions for retained interests in Securities and Banking is due to the different characteristics of the interests retained by the Company. The interests retained by Securities and Banking and Special Asset Pool range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

        The effect of adverse changes of 10% and 20% in each of the key assumptions used to determine the fair value of retained interests is disclosed below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

        At June 30, 2009, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

June 30, 2009
	U.S. agency sponsored mortgages	Non-agency sponsored mortgages
Discount rate	0.7% to 24.0%	3.7% to 39.3%
Constant prepayment rate	21.7% to 45.5%	3.0% to 26.6%
Anticipated net credit losses	NA	50.0% to 80.0%

In millions of dollars	U.S. agency sponsored mortgages	Non-agency sponsored mortgages
Carrying value of retained interests	$1,149	$472

Discount rates
Adverse change of 10%	$(12)	$(10)
Adverse change of 20%	(24)	(21)
Constant prepayment rate
Adverse change of 10%	$(3)	$(1)
Adverse change of 20%	(5)	(3)
Anticipated net credit losses
Adverse change of 10%	$—	$(11)
Adverse change of 20%	—	(22)

Mortgage Securitizations—Citi Holdings

        The following tables summarize selected cash flow information related to mortgage securitizations for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009		Three months ended June 30, 2008
In billions of dollars	U.S. agency sponsored mortgages	Non-agency sponsored mortgages	Agency and non-agency sponsored mortgages
Proceeds from new securitizations	$25.0	$—	$26.3
Contractual servicing fees received	0.3	—	0.4
Cash flows received on retained interests and other net cash flows	0.1	—	0.2

	Six months ended June 30, 2009		Six months ended June 30, 2008
In billions of dollars	U.S. agency sponsored mortgages	Non-agency sponsored mortgages	Agency and non-agency sponsored mortgages
Proceeds from new securitizations	$45.1	$—	$48.3
Contractual servicing fees received	0.7	—	0.7
Cash flows received on retained interests and other net cash flows	0.2	0.1	0.5

        The Company did not recognize gains (losses) on the securitization of U.S. agency and non-agency sponsored mortgages in the second quarter of 2009, as well as the six months ended June 30, 2009. There were gains from the securitization of agency and non-agency sponsored mortgages of $55 million and $57 million in the second quarter of 2008, and the six months ended June 30, 2008, respectively.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30, 2009		Three months ended June 30, 2008
	U.S. agency sponsored mortgages	Non-agency sponsored mortgages	Agency and non-agency sponsored mortgages
Discount rate	7.9% to 8.6%	NA	12.4% to 15.3%
Constant prepayment rate	2.8% to 5.1%	NA	3.6% to 6.1%
Anticipated net credit losses	—	NA	—

        The range in the key assumptions for Special Asset Pool retained interests in Special Asset Pool is due to the different characteristics of the interests retained by the Company. The interests retained by Securities and Banking range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

        The effect of adverse changes of 10% and 20% in each of the key assumptions used to determine the fair value of retained interests is disclosed below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

        At June 30, 2009, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

	June 30, 2009
	U.S. agency sponsored mortgages	Non-agency sponsored mortgages
Discount rate	11.8%	3.7% to 39.3%
Constant prepayment rate	14.9%	3.0% to 27.7%
Anticipated net credit losses	0.1%	0.3% to 65.0%
Weighted average life	0.5 to 6.2 years	0.1 to 8.7 years

In millions of dollars	U.S. agency sponsored mortgages	Non-agency sponsored mortgages
Carrying value of retained interests	$7,205	$1,092

Discount rates
Adverse change of 10%	$(233)	$(53)
Adverse change of 20%	(451)	(103)
Constant prepayment rate
Adverse change of 10%	$(387)	$(56)
Adverse change of 20%	(744)	(109)
Anticipated net credit losses
Adverse change of 10%	$(35)	$(46)
Adverse change of 20%	(71)	(91)

Mortgage Servicing Rights

        The fair value of capitalized mortgage loan servicing rights (MSR) was $6.7 billion and $8.9 billion at June 30, 2009 and 2008, respectively. The MSRs correspond to principal loan balances of $586 billion and $578 billion as of June 30, 2009 and 2008, respectively. The following table summarizes the changes in capitalized MSRs for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
In millions of dollars	2009	2008
Balance, at March 31	$5,481	$7,716
Originations	391	424
Purchases	—	—
Changes in fair value of MSRs due to changes in inputs and assumptions	1,343	1,066
Transfer to Trading account assets	—	(59)
Other changes(1)	(445)	(213)

Balance, at June 30	$6,770	$8,934

	Six Months Ended June 30,
In millions of dollars	2009	2008
Balance, at December 31	$5,657	$8,380
Originations	626	769
Purchases	—	1
Changes in fair value of MSRs due to changes in inputs and assumptions	1,517	505
Transfer to Trading account assets	—	(163)
Other changes(1)	(1,030)	(558)

Balance, at June 30	$6,770	$8,934

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

        The Company receives fees during the course of servicing previously securitized mortgages. The amount of these fees for the months ended June 30, 2009 and 2008 were as follows:

	Three months ended,		Six months ended,
In millions of dollars	2009	2008	2009	2008
Servicing fees	$429	$420	$858	$831
Late fees	23	24	48	50
Ancillary fees	22	17	42	35

Total MSR fees	$474	$461	$948	$916

        These fees are classified in the Consolidated Statement of Income as Commissions and fees.

Student Loan Securitizations

        Through the Company's Local Consumer Lending business within Citi Holdings, the Company maintains programs to securitize certain portfolios of student loan assets. Under these securitization programs, transactions qualifying as sales are off-balance sheet transactions in which the loans are removed from the Consolidated Financial Statements of the Company and sold to a QSPE. These QSPEs are funded through the issuance of pass-through term notes collateralized solely by the trust assets. For these off-balance sheet securitizations, the Company generally retains interests in the form of subordinated residual interests (i.e., interest-only strips) and servicing rights.

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

        The following tables summarize selected cash flow information related to student loan securitizations for the three and six months ended June 30, 2009 and 2008:

	Three months ended
In billions of dollars	June 30, 2009	June 30, 2008
Proceeds from new securitizations	$—	$2.0
Proceeds from collections reinvested in new receivables	—	—
Contractual servicing fees received	—	—
Cash flows received on retained interests and other net cash flows	—	0.1

	Six months ended
In billions of dollars	June 30, 2009	June 30, 2008
Proceeds from new securitizations	$—	$2.0
Proceeds from collections reinvested in new receivables	—	—
Contractual servicing fees received	—	—
Cash flows received on retained interests and other net cash flows	0.1	0.1

        Key assumptions used in measuring the fair value of the residual interest at the date of sale or securitization of Citi Holding's student loan receivables for the three months ended June 30, 2009 and 2008, respectively, are as follows:

	June 30, 2009	June 30, 2008
Discount rate	NA	5.8% to 13.6%
Constant prepayment rate	NA	1.2% to 11.6%
Anticipated net credit losses	NA	0.3% to 0.9%

        At June 30, 2009, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Retained interests
Discount rate	5.2% to 16.6%
Constant prepayment rate	0.4% to 6.5%
Anticipated net credit losses	0.2% to 0.7%
Weighted average life	4.0 to 10.2 years

In millions of dollars	Retained interests
Carrying value of retained interests	$977
Discount rates
Adverse change of 10%	$(29)
Adverse change of 20%	(56)
Constant prepayment rate
Adverse change of 10%	$(5)
Adverse change of 20%	(11)
Anticipated net credit losses
Adverse change of 10%	$(5)
Adverse change of 20%	(10)

On-Balance Sheet Securitizations—Citi Holdings

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

In billions of dollars	June 30, 2009	December 31, 2008
Cash	$0.2	$0.3
Available-for-sale securities	0.1	0.1
Loans	17.7	7.5
Allowance for loan losses	(0.2)	(0.1)
Other	0.5	—

Total assets	$18.3	$7.8

Long-term debt	$13.7	$6.3
Other liabilities	0.1	0.3

Total liabilities	$13.8	$6.6

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

        Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 30-45 days. As of June 30, 2009, and December 31, 2008, the weighted average life of the commercial paper issued was approximately 36 and 37 days, respectively. In addition, the conduits have issued subordinate loss notes and equity with a notional amount of approximately $78 million and varying remaining tenors ranging from one month to six years.

        The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, there are generally two additional forms of credit enhancement that protect the commercial paper investors from defaulting assets. First, the subordinate loss notes issued by each conduit absorb any credit losses up to their full notional amount. It is expected that the subordinate loss notes issued by each unconsolidated conduit are sufficient to absorb a majority of the expected losses from each conduit, thereby making the single investor in the Subordinate Loss Note the primary beneficiary under FIN 46(R)(ASC 810-10-25). Second, each conduit has obtained a letter of credit from the Company, which is generally 8-10% of the conduit's assets. The letters of credit provided by the Company total approximately $4.2 billion and are included in the Company's maximum exposure to loss. The net result across all multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated in the following order:

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

The APA covers all assets in the conduits and is considered in the Company's maximum exposure to loss. In addition, the Company provides the conduits with program-wide liquidity in the form of short-term lending commitments. Under these commitments, the Company has agreed to lend to the conduits in the event of a short-term disruption in the commercial paper market, subject to specified conditions. The total notional exposure under the program-wide liquidity agreement is $11.8 billion and is considered in the Company's maximum exposure to loss. The Company receives fees for providing both types of liquidity agreement and considers these fees to be on fair market terms.

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of June 30, 2009, the Company owned approximately $0.2 billion of the commercial paper issued by its administered conduits.

        FIN 46(R)(ASC 810-10-25) requires that the Company quantitatively analyze the expected variability of the conduit to determine whether the Company is the primary beneficiary of the conduit. The Company performs this analysis on a quarterly basis. For conduits where the subordinate loss notes or third party guarantees are sufficient to absorb a majority of the expected loss of the conduit, the Company does not consolidate. In circumstances where the subordinate loss notes or third party guarantees are insufficient to absorb a majority of the expected loss, the Company consolidates the conduit as its primary beneficiary due to the additional credit enhancement provided by the Company. In conducting this analysis, the Company considers three primary sources of variability in the conduit: credit risk, interest-rate risk and fee variability.

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

        The fee variability and credit risk variability are then combined into a single distribution of the conduit's overall returns. This return distribution is updated and analyzed on at least a quarterly basis to ensure that the amount of the subordinate loss notes issued to third parties is sufficient to absorb greater than 50% of the total expected variability in the conduit's returns. The expected variability absorbed by the subordinate loss note investors is therefore measured to be greater than the expected variability absorbed by the Company through its liquidity arrangements and other fees earned, and the investors in commercial paper and medium-term notes. While the notional amounts of the subordinate loss notes are quantitatively small compared to the size of the conduits, this is reflective of the fact that most of the substantive risks of the conduits are absorbed by the enhancements provided by the sellers (customers) and other third parties that provide transaction-level credit enhancement. Because FIN 46(R) (ASC 810-10-25) generally requires these risks and related enhancements to be excluded from the analysis, the remaining risks and expected variability are quantitatively small. The calculation of variability under FIN 46(R)(ASC 810-10-25) focuses primarily on expected variability, rather than the risks associated with extreme outcomes (for example, large levels of default) that are expected to occur very infrequently. So while the subordinate loss notes are sized appropriately compared to expected losses as measured in FIN 46(R)(ASC 810-10-25), they do not provide significant protection against extreme or unusual credit losses. Where such credit losses occur or become expected to occur, the Company would consolidate the conduit due to the additional credit enhancement provided by the Company.

Third-Party Commercial Paper Conduits

        The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. As of June 30, 2009, the notional amount of these facilities was approximately $1 billion and $301 million was funded under these facilities.

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

Consolidation

        The Company has retained significant portions of the "super senior" positions issued by certain CDOs. These positions are referred to as "super senior" because they represent the most senior positions in the CDO and, at the time of structuring, were senior to tranches rated AAA by independent rating agencies. These positions include facilities structured in the form of short-term commercial paper, where the Company wrote put options ("liquidity puts") to certain CDOs. Under the terms of the liquidity puts, if the CDO was unable to issue commercial paper at a rate below a specified maximum (generally LIBOR + 35bps to LIBOR + 40 bps), the Company was obligated to fund the senior tranche of the CDO at a specified interest rate. As of June 30, 2009, the Company had purchased all $25 billion of the commercial paper subject to these liquidity puts.

        Since inception of many CDO transactions, the subordinate tranches of the CDOs have diminished significantly in value and in rating. The declines in value of the subordinate tranches and in the super senior tranches indicate that the super senior tranches are now exposed to a significant portion of the expected losses of the CDOs, based on current market assumptions. The Company evaluates these transactions for consolidation when reconsideration events occur, as defined in FIN 46(R) (ASC 810-10-25).

        Upon a reconsideration event, the Company is at risk for consolidation only if the Company owns a majority of either a single tranche or a group of tranches that absorb the remaining risk of the CDO. Due to reconsideration events during 2007 and 2008, the Company has consolidated 30 of the 46 CDOs/CLOs in which the Company holds a majority of the senior interests of the transaction.

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

Cash Flows and Retained Interests—Citicorp

        The following tables summarize selected cash flow information related to CDO and CLO securitizations for the three months ended June 30, 2009:

Three months ended June 30, 2009
In billions of dollars	CDOs	CLOs
Cash flows received on retained interests	—	—

Six months ended June 30, 2009
In billions of dollars	CDOs	CLOs
Cash flows received on retained interests	—	—

        The key assumptions, used for the securitization of CDOs and CLOs during the three months ended June 30, 2009, in measuring the fair value of retained interests at the date of sale or securitization, are as follows:

	CDOs	CLOs
Discount rate	N/A	13.5% to 14.8%

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	NA	$168
Discount rates
Adverse change of 10%	NA	$(3)
Adverse change of 20%	NA	(6)

Cash Flows and Retained Interests—Citi Holdings

        The following tables summarize selected cash flow information related to CDO and CLO securitizations for the three and six months ended June 30, 2009:

Three months ended June 30, 2009
In billions of dollars	CDOs	CLOs
Cash flows received on retained interests	—	—

Six months ended June 30, 2009
In billions of dollars	CDOs	CLOs
Cash flows received on retained interests	—	—

        The key assumptions, used for the securitization of CDOs and CLOs during the three months ended June 30, 2009, in measuring the fair value of retained interests at the date of sale or securitization, are as follows:

	CDOs	CLOs
Discount rate	36.4% to 39.7%	4.3% to 4.8%

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$273	$702
Discount rates
Adverse change of 10%	$(26)	$(11)
Adverse change of 20%	(49)	(23)

Asset-Based Financing—Citicorp

        The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company. Financings in the form of debt securities or derivatives are, in most circumstances, reported in Trading account assets and accounted for at fair value through earnings.

        The primary types of Citicorp's asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at June 30, 2009 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars Type	Total assets	Maximum exposure
Commercial and other real estate	$1.0	$—
Hedge funds and equities	5.4	3.0
Corporate loans	—	—
Airplanes, ships and other assets	7.3	0.9

Total	$13.7	$3.9

Asset-Based Financing—Citi Holdings

        The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company. Financings in the form of debt securities or derivatives are, in most circumstances, reported in Trading account assets and accounted for at fair value through earnings.

        The primary types of Citi Holdings' asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at June 30, 2009 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars Type	Total assets	Maximum exposure
Commercial and other real estate	$45.4	$8.9
Hedge funds and equities	3.2	1.8
Corporate loans	7.8	6.6
Airplanes, ships and other assets	2.1	1.5

Total	$58.5	$18.8

        The following table summarizes selected cash flow information related to asset-based financing for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,
In billions of dollars	2009	2008
Cash flows received on retained interests and other net cash flows	$0.1	$—

	Six months ended June 30,
In billions of dollars	2009	2008
Cash flows received on retained interests and other net cash flows	$2.0	$—

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	Asset based financing
Carrying value of retained interests	$6,297
Value of underlying portfolio
Adverse change of 10%	$(584)
Adverse change of 20%	(1,215)

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

        Credit rating distribution is based on the external rating of the municipal bonds within the TOB trusts, including any credit enhancement provided by monoline insurance companies or the Company in the primary or secondary markets, as discussed below. The total assets for proprietary TOB Trusts (consolidated and non-consolidated) includes $0.7 billion of assets where the Residuals are held by a hedge fund that is consolidated and managed by the Company.

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

        Approximately $3.1 billion of the municipal bonds owned by TOB trusts have an additional credit guarantee provided by the Company. In all other cases, the assets are either unenhanced or are insured with a monoline insurance provider in the primary market or in the secondary market. While the trusts have not encountered any adverse credit events as defined in the underlying trust agreements, certain monoline insurance companies have experienced downgrades. In these cases, the Company has proactively managed the TOB programs by applying additional secondary market insurance on the assets or proceeding with orderly unwinds of the trusts.

        The Company, in its capacity as remarketing agent, facilitates the sale of the Floaters to third parties at inception of the trust and facilitates the reset of the Floater coupon and tenders of Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing (in which case the trust is unwound) or may choose to buy the Floaters into its own inventory and may continue to try to sell it to a third-party investor. While the level of the Company's inventory of Floaters fluctuates, the Company held approximately $0.4 billion of Floater inventory related to the Customer, Proprietary and QSPE TOB programs as of June 30, 2009.

        If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bond is sold in the secondary market. If there is an accompanying shortfall in the trust's cash flows to fund the redemption of the Floaters after the sale of the underlying municipal bond, the trust draws on a liquidity agreement in an amount equal to the shortfall. Liquidity agreements are generally provided to the trust directly by the Company. For customer TOBs where the Residual is less than 25% of the trust's capital structure, the Company has a reimbursement agreement with the Residual holder under which the Residual holder reimburses the Company for any payment made under the liquidity arrangement. Through this reimbursement agreement, the Residual holder remains economically exposed to fluctuations in value of the municipal bond. These reimbursement agreements are actively margined based on changes in value of the underlying municipal bond to mitigate the Company's counterparty credit risk. In cases where a third party provides liquidity to a proprietary or QSPE TOB trust, a similar reimbursement arrangement is made whereby the Company (or a consolidated subsidiary of the Company) as Residual holder absorbs any losses incurred by the liquidity provider. As of June 30, 2009, liquidity agreements provided with respect to customer TOB trusts totaled $6.5 billion, offset by reimbursement agreements in place with a notional amount of $4.9 billion. The remaining exposure relates to TOB transactions where the Residual owned by the customer is at least 25% of the bond value at the inception of the transaction. In addition, the Company has provided liquidity arrangements with a notional amount of $0.9 billion to QSPE TOB trusts and other non-consolidated proprietary TOB trusts described above.

        The Company considers the customer and proprietary TOB trusts (excluding QSPE TOB trusts) to be VIEs within the scope of FIN 46(R) (ASC 810-10-15). Because third-party investors hold the Residual and Floater interests in the customer TOB trusts, the Company's involvement and variable interests include only its role as remarketing agent and liquidity provider. On the basis of the variability absorbed by the customer through the reimbursement arrangement or significant residual investment, the Company does not consolidate the Customer TOB trusts. The Company's variable interests in the Proprietary TOB trusts include the Residual as well as the remarking and liquidity agreements with the trusts. On the basis of the variability absorbed through these contracts (primarily the Residual), the Company generally consolidates the Proprietary TOB trusts. Finally, certain proprietary TOB trusts and QSPE TOB trusts are not consolidated by application of specific accounting literature. For the nonconsolidated proprietary TOB trusts and QSPE TOB trusts, the Company recognizes only its residual investment on its balance sheet at fair value and the third-party financing raised by the trusts is off-balance sheet.

        The following table summarizes selected cash flow information related to Citicorp's municipal bond securitizations for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,
In billions of dollars	2009	2008
Proceeds from new securitizations	$0.2	$0.5
Cash flows received on retained interests and other net cash flows	$0.6	$0.2

	Six months ended June 30,
In billions of dollars	2009	2008
Proceeds from new securitizations	$0.2	$0.5
Cash flows received on retained interests and other net cash flows	$0.6	$0.3

        The following table summarizes selected cash flow information related to Citi Holdings' municipal bond securitizations for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,
In billions of dollars	2009	2008
Proceeds from new securitizations	$—	$—
Cash flows received on retained interests and other net cash flows	$—	$—

	Six months ended June 30,
In billions of dollars	2009	2008
Proceeds from new securitizations	$—	$0.1
Cash flows received on retained interests and other net cash flows	$—	$—

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

        The Company's maximum risk of loss in these transactions is defined as the amount invested in notes issued by the SPE and the notional amount of any risk of loss absorbed by the Company through a separate instrument issued by the SPE. The derivative instrument held by the Company may generate a receivable from the SPE (for example, where the Company purchases credit protection from the SPE in connection with the SPE's issuance of a credit-linked note), which is collateralized by the assets owned by the SPE. These derivative instruments are not considered variable interests under FIN 46(R) (ASC 810-10-15) and any associated receivables are not included in the calculation of maximum exposure to the SPE.

Structured Investment Vehicles

        Structured Investment Vehicles (SIVs) are SPEs that issue junior notes and senior debt (medium-term notes and short-term commercial paper) to fund the purchase of high quality assets. The Company acts as manager for the SIVs.

        In order to complete the wind-down of the SIVs, the Company purchased the remaining assets of the SIVs in November 2008. The Company funded the purchase of the SIV assets by assuming the obligation to pay amounts due under the medium-term notes issued by the SIVs, as the medium-term notes mature.

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

        Because the sole asset of the trust is a receivable from the Company, the Company is not permitted to consolidate the trusts under FIN 46(R) (ASC 810-10-15), even though the Company owns all of the voting equity shares of the trust, has fully guaranteed the trusts' obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its balance sheet as long-term liabilities.

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

        Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup's derivative instruments as of June 30, 2009 are presented in the table below:

Notionals

	Hedging Instruments under SFAS 133 (ASC 815)(1)	Other Derivative Instruments
In millions of dollars at June 30, 2009		Trading Derivatives	Management Hedges(2)
Interest rate contracts
Swaps	$109,852	$15,297,418	$203,874
Futures and forwards	—	3,724,252	101,832
Written options	—	3,063,580	18,850
Purchased options	—	3,227,193	50,726

Total interest rate contract notionals	$109,852	$25,312,443	$375,282

Foreign exchange contracts
Swaps	$32,546	$914,889	$23,096
Futures and forwards	36,651	2,030,750	7,434
Written options	1,624	435,498	4,849
Purchased options	2,474	451,971	—

Total foreign exchange contract notionals	$73,295	$3,833,108	$35,379

Equity contracts
Swaps	$—	$90,794	$—
Futures and forwards	—	13,557	—
Written options	—	463,668	—
Purchased options	—	442,601	—

Total equity contract notionals	$—	$1,010,620	$—

Commodity and other contracts
Swaps	$—	$27,451	$—
Futures and forwards	—	84,905	—
Written options	—	30,663	—
Purchased options	—	30,254	—

Total commodity and other contract notionals	$—	$173,273	$—

Credit derivatives(3)
Citigroup as the Guarantor	$—	$1,365,688	$—
Citigroup as the Beneficiary	6,668	1,473,598	—

Total credit derivatives	$6,668	$2,839,286	$—

Total derivative notionals	$189,815	$33,168,730	$410,661

(1)
Derivatives in hedge accounting relationships accounted for under SFAS 133 (ASC 815) are recorded in either Other assets/liabilities or Trading account assets/liabilities on the Consolidated Balance Sheet.

(2)
Management hedges represent derivative instruments used in certain economic hedging relationships that are identified for management purposes, but for which SFAS 133 (ASC 815) hedge accounting is not applied. These derivatives are recorded in Other assets/liabilities on the Consolidated Balance Sheet.

(3)
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

Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading account assets / liabilities(1)		Derivatives classified in Other assets / liabilities
In millions of dollars at June 30, 2009	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as SFAS 133 (ASC 815) hedges
Interest rate contracts	$584	$1,705	$4,096	$1,207
Foreign exchange contracts	856	598	2,548	3,327
Credit derivatives	—	—	370	—

Total derivative instruments designated as SFAS 133 (ASC 815) hedges	$1,440	$2,303	$7,014	$4,534

Other derivative instruments
Interest rate contracts	$486,039	$464,981	$3,751	$5,812
Foreign exchange contracts	86,957	91,643	850	679
Equity contracts	24,444	45,070	—	—
Commodity and other contracts	21,331	20,447	—	—
Credit derivatives	150,658	133,344	—	—

Total other derivative instruments	$769,429	$755,485	$4,601	$6,491

Total derivatives	$770,869	$757,788	$11,615	$11,025
Cash collateral paid/received	55,356	51,227	707	2,943
Less: Netting agreements and market value adjustments	(753,067)	(745,467)	(3,650)	(3,650)

Net receivables/ payables	$73,158	$63,548	$8,672	$10,318

(1)
The trading derivatives fair values are presented in Note 9—Trading Assets and Liabilities.

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

        As of June 30, 2009 the amount of payables in respect of cash collateral received that was netted with unrealized gains from derivatives was $40 billion, while the amount of receivables in respect of cash collateral paid that was netted with unrealized losses from derivatives was $50 billion.

        The amounts recognized in the Consolidated Statement of Income for the quarter ended June 30, 2009 related to derivatives not designated in a qualifying SFAS 133 (ASC 815) hedging relationship are shown in the table below:

	Non-designated derivatives(1)—gains (losses) Three months ended June 30, 2009		Non-designated derivatives(1)—gains (losses) Six months ended June 30, 2009
In millions of dollars	Principal transactions	Other revenues	Principal transactions	Other revenues
Interest rate contracts	$(237)	$192	$(2,583)	$420
Foreign exchange contracts	1,797	(3,362)	2,047	(2,366)
Equity contracts	674	—	589	—
Commodity and other contracts	(103)	—	234	—
Credit derivatives	(98)	—	240	—

Total gain (loss) on non-designated derivatives(1)	$2,033	$(3,170)	$527	$(1,946)

(1)
Non-designated derivatives are derivative instruments not designated in qualifying SFAS 133 (ASC 815) hedging relationships.

Accounting for Derivative Hedging

        Citigroup accounts for its hedging activities in accordance with SFAS 133 (ASC 815). As a general rule, SFAS 133 (ASC 815) hedge accounting is permitted for those situations where the Company is exposed to a particular risk, such as interest-rate or foreign-exchange risk, that causes changes in the fair value of an asset or liability, or variability in the expected future cash flows of an existing asset, liability or a forecasted transaction that may affect earnings.

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

        If certain hedging criteria specified in SFAS 133 (ASC 815) are met, including testing for hedge effectiveness, special hedge accounting may be applied. The hedge effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships. For fair value hedges, the changes in value of the hedging derivative, as well as the changes in value of the related hedged item due to the risk being hedged, are reflected in current earnings. For cash flow hedges and net investment hedges, the changes in value of the hedging derivative are reflected in Accumulated other comprehensive income (loss) in Citigroup's stockholders' equity, to the extent the hedge is effective. Hedge ineffectiveness, in either case, is reflected in current earnings.

        For asset/liability management hedging, the fixed-rate long-term debt may be recorded at amortized cost under current U.S. GAAP. However, by electing to use SFAS 133 (ASC 815) hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings. The related interest-rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, an economic hedge, which does not meet the SFAS 133 (ASC 815) hedging criteria, would involve only recording the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings. The debt would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts and other factors that cause the change in the swap's value and the underlying yield of the debt. This type of hedge is undertaken when SFAS 133 (ASC 815) hedge requirements cannot be achieved or management decides not to apply SFAS 133 (ASC 815) hedge accounting. Another alternative for the Company would be to elect to carry the debt at fair value under SFAS 159 (ASC 825-10). Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt would be reported in earnings. The related interest rate swap, with changes in fair value also reflected in earnings, provides a natural offset to the debt's fair value change. To the extent the two offsets would not be exactly equal, the difference would be reflected in current earnings. This type of economic hedge is undertaken when the Company prefers to follow this simpler method that achieves generally similar financial statement results to an SFAS 133 (ASC 815) fair-value hedge.

        Key aspects of achieving SFAS 133 (ASC 815) hedge accounting are documentation of hedging strategy and hedge effectiveness at the hedge inception and substantiating hedge effectiveness on an ongoing basis. A derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes changes in the value of the hedged item that are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value that, if excluded, are recognized in current earnings.

Fair value hedges

Hedging of benchmark interest rate risk

        Citigroup hedges exposure to changes in the fair value of outstanding fixed-rate issued debt and borrowings. The fixed cash flows from those financing transactions are converted to benchmark variable-rate cash flows by entering into receive fixed, pay-variable interest rate swaps. These fair-value hedge relationships use dollar-offset ratio analysis to determine whether the hedging relationships are highly effective at inception and on an ongoing basis.

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

Hedging of foreign exchange risk

        Citigroup hedges the change in fair value attributable to foreign-exchange rate movements in available-for-sale securities that are denominated in currencies other than the functional currency of the entity holding the securities, which may be within or outside the U.S. The hedging instrument employed is a forward foreign-exchange contract. In this type of hedge, the change in fair value of the hedged available-for-sale security attributable to the portion of foreign exchange risk hedged is reported in earnings and not Accumulated other comprehensive income—a process that serves to offset substantially the change in fair value of the forward contract that is also reflected in earnings. Citigroup considers the premium associated with forward contracts (differential between spot and contractual forward rates) as the cost of hedging; this is excluded from the assessment of hedge effectiveness and reflected directly in earnings. Dollar-offset method is used to assess hedge effectiveness. Since that assessment is based on changes in fair value attributable to changes in spot rates on both the available-for-sale securities and the forward contracts for the portion of the relationship hedged, the amount of hedge ineffectiveness is not significant.

        The following table summarizes certain information related to the Company's fair value hedges for the three and six months ended June 30, 2009:

	Three months ended June 30, 2009		Six months ended June 30, 2009
In millions of dollars	Principal Transactions	Other Revenue	Principal Transactions	Other Revenue
Gain (loss) on fair value designated and qualifying hedges
Interest rate contracts	$509	$(3,687)	$965	$(5,886)
Foreign exchange contracts	1,186	467	1,303	322

Total gain (loss) on fair value designated and qualifying hedges	$1,695	$(3,220)	$2,268	$(5,564)

Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(593)	$3,546	$(1,042)	$5,990
Foreign exchange hedges	(1,306)	(571)	(1,151)	(283)

Total gain (loss) on the hedged item in designated and qualifying fair value hedge	$(1,899)	$2,975	$(2,193)	$5,707

Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$50	$(170)	$131	$85
Foreign exchange hedges	(3)	(105)	8	32

Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$47	$(275)	$139	$117

Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$(134)	$29	$(208)	$19
Foreign exchange contracts	(117)	1	144	7

Total net gain / (loss) excluded from assessment of the effectiveness of fair value hedges	$(251)	$30	$(64)	$26

Cash flow hedges

Hedging of benchmark interest rate risk

        Citigroup hedges variable cash flows resulting from floating-rate liabilities and roll over (re-issuance) of short-term liabilities. Variable cash flows from those liabilities are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest-rate swaps and receive-variable, pay-fixed forward-starting interest-rate swaps. For some hedges, the hedge ineffectiveness is eliminated by matching all terms of the hedged item and the hedging derivative at inception and on an ongoing basis. Citigroup does not exclude any terms from consideration when applying the matched terms method. To the extent all terms are not perfectly matched, these cash-flow hedging relationships use either regression analysis or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. Since efforts are made to match the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant even when the terms do not match perfectly.

Hedging of foreign exchange risk

        Citigroup locks in the functional currency equivalent of cash flows of various balance sheet liability exposures, including short-term borrowings and long-term debt (and the forecasted issuances or rollover of such items) that are denominated in a currency other than the functional currency of the issuing entity. Depending on the risk-management objectives, these types of hedges are designated as either cash-flow hedges of only foreign exchange risk or cash-flow hedges of both foreign-exchange and interest rate risk, and the hedging instruments used are foreign-exchange forward contracts, cross-currency swaps and foreign-currency options. For some hedges, Citigroup matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis to eliminate hedge ineffectiveness. Citigroup does not exclude any terms from consideration when applying the matched terms method. To the extent all terms are not perfectly matched, any ineffectiveness is measured using the "hypothetical derivative method" from FASB Derivative Implementation Group Issue G7(ASC 815-30-35-12 through 35-32). Efforts are made to match up the terms of the hypothetical and actual derivatives used as closely as possible. As a result, the amount of hedge ineffectiveness is not significant even when the terms do not match perfectly.

Hedging total return

        Citigroup generally manages the risk associated with highly leveraged financing it has entered into by seeking to sell a majority of its exposures to the market prior to or shortly after funding. The portion of the highly leveraged financing that is retained by Citigroup is hedged with a total return swap.

        The hedge ineffectiveness on the cash flow hedges recognized in earnings totals $5 million for the three months ended June 30, 2009 and $9 million for the six months ended June 30, 2009.

        The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges for the three and six months ended June 30, 2009 is presented below:

In millions of dollars	Three months ended June 30, 2009	Six months ended June 30, 2009
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$402	$570
Foreign exchange contracts	233	633
Credit derivatives	(1,135)	358

Total Effective portion of cash flow hedges included in AOCI	$(500)	$1,561

Effective portion of cash flow hedges reclassified from AOCI to Earnings
Interest rate contracts(1)	$(445)	$(857)
Foreign exchange contracts(2)	(65)	21
Credit derivatives	—	—

Total effective portion of cash flow hedges reclassified from AOCI to Earnings	$(510)	$(836)

(1)
The amount reclassified from AOCI, related to interest rate cash flow hedges, to Other revenue and Principal transactions is ($395) million and ($50) million, respectively for the three months ended June 30, 2009, and ($762) million and ($95)million for the six months ended June 30, 2009, respectively.

(2)
The amount reclassified from AOCI, related to foreign exchange cash flow hedges, to Other Revenue and Principal transactions is $(63) million and ($2) million, respectively, for the three months ended June 30, 2009, and $25 million and ($4) million for the six months ended June 30, 2009, respectively.

        For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income within 12 months of June 30, 2009 is approximately $2 billion.

        The impact of cash flow hedges on AOCI is also included within Note 14 to the Consolidated Financial Statements—Changes in Accumulated Comprehensive Income (Loss).

Net investment hedges

        Consistent with SFAS No. 52, Foreign Currency Translation (SFAS 52/ASC 830-20-35-5), SFAS 133 (ASC 815-20-25-58) allows hedging of the foreign-currency risk of a net investment in a foreign operation. Citigroup uses foreign-currency forwards, options and swaps and foreign-currency-denominated debt instruments to manage the foreign-exchange risk associated with Citigroup's equity investments in several non-U.S. dollar functional currency foreign subsidiaries. In accordance with SFAS 52(ASC 830-30-50-1), Citigroup records the change in the carrying amount of these investments in the Cumulative translation adjustment account within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in the Cumulative translation adjustment account and the ineffective portion, if any, is immediately recorded in earnings.

        For derivatives used in net investment hedges, Citigroup follows the forward-rate method from FASB Derivative Implementation Group Issue H8 (ASC 815-35-35-16 through 35-26), "Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge." According to that method, all changes in fair value, including changes related to the forward-rate component of the foreign-currency forward contracts and the time-value of foreign-currency options, are recorded in the Cumulative translation adjustment account. For foreign-currency denominated debt instruments that are designated as hedges of net investments, the translation gain or loss that is recorded in the cumulative translation adjustment account is based on the spot exchange rate between the functional currency of the respective subsidiary and the U.S. dollar, which is the functional currency of Citigroup. To the extent the notional amount of the hedging instrument exactly matches the hedged net investment and the underlying exchange rate of the derivative hedging instrument relates to the exchange rate between the functional currency of the net investment and Citigroup's functional currency (or, in the case of a non-derivative debt instrument, such instrument is denominated in the functional currency of the net investment), no ineffectiveness is recorded in earnings.

        The following table summarizes certain information related to the Company's net investment hedges for the three and six months ended June 30, 2009:

Net Investments Hedges(1) In millions of dollars	Three months ended June 30, 2009	Six months ended June 30, 2009
Pretax gain (loss) included in FX translation adjustment with AOCI	$(3,451)	$(2,912)
Gain (loss) on hedge ineffectiveness on net investment hedges included in Other revenue	$(5)	$4

(1)
No amount, related to the effective portion of net investment hedges, was reclassed from AOCI to earnings for the three and six months ended June 30, 2009. Additionally, no amount was excluded from the assessment of the effectiveness of the net investment hedges during the three and six months ended June 30, 2009.

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

        A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return which will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of June 30, 2009 and December 31, 2008, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

        The following tables summarize the key characteristics of the Company's credit derivative portfolio as protection seller (guarantor) as of June 30, 2009 and December 31, 2008:

In millions of dollars as of June 30, 2009	Maximum potential amount of future payments	Fair value payable
By industry/counterparty
Bank	$899,598	$71,253
Broker-dealer	322,349	30,798
Monoline	123	89
Non-financial	4,805	231
Insurance and other financial institutions	138,813	14,756

Total by industry/counterparty	$1,365,688	$117,127

By instrument:
Credit default swaps and options	$1,363,738	$116,600
Total return swaps and other	1,950	527

Total by instrument	$1,365,688	$117,127

By rating:
Investment grade	$813,892	49,503
Non-investment grade	342,888	46,242
Not rated	208,908	21,382

Total by rating	$1,365,688	$117,127

In millions of dollars as of December 31, 2008	Maximum potential amount of future payments	Fair value payable
By industry/counterparty
Bank	$943,949	$118,428
Broker-dealer	365,664	55,458
Monoline	139	91
Non-financial	7,540	2,556
Insurance and other financial institutions	125,988	21,700

Total by industry/counterparty	$1,443,280	$198,233

By instrument:
Credit default swaps and options	$1,441,375	$197,981
Total return swaps and other	1,905	252

Total by instrument	$1,443,280	$198,233

By rating:
Investment grade	$851,426	$83,672
Non-investment grade	410,483	87,508
Not rated	181,371	27,053

Total by rating	$1,443,280	$198,233

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

        The maximum potential amount of future payments under credit derivative contracts presented in the table above is based on the notional value of the derivatives. The Company believes that the maximum potential amount of future payments for credit protection sold is not representative of the actual loss exposure based on historical experience. This amount has not been reduced by the Company's rights to the underlying assets and the related cash flows. In accordance with most credit derivative contracts, should a credit event (or settlement trigger) occur, the Company is usually liable for the difference between the protection sold and the recourse it holds in the value of the underlying assets. Thus, if the reference entity defaults, Citi will generally have a right to collect on the underlying reference credit and any related cash flows, while being liable for the full notional amount of credit protection sold to the buyer. Furthermore, this maximum potential amount of future payments for credit protection sold has not been reduced for any cash collateral paid to a given counterparty, as such payments would be calculated after netting all derivative exposures, including any credit derivatives with that counterparty in accordance with a related master netting agreement. Due to such netting processes, determining the amount of collateral that corresponds to credit derivative exposures only is not possible. The Company actively monitors open credit risk exposures, and manages this exposure by using a variety of strategies including purchased credit derivatives, cash collateral or direct holdings of the referenced assets. This risk mitigation activity is not captured in the table above.

Credit-Risk-Related Contingent Features in Derivatives

        Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position at June 30, 2009 is $20 billion. The Company has posted $14 billion as collateral for this exposure in the normal course of business as of June 30, 2009. Each downgrade would trigger additional collateral requirements for the Company and its affiliates. However, in the event that each legal entity was downgraded to below investment grade credit rating as of June 30, 2009, the Company would be required to post additional collateral of up to $3 billion.

17.   FAIR-VALUE MEASUREMENT (SFAS 157/ASC 820-10)

        Effective January 1, 2007, the Company adopted SFAS 157(ASC 820-10). SFAS 157(ASC 820-10) defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair-value measurements. SFAS 157(ASC 820-10), among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, SFAS 157(ASC 820-10) precludes the use of block discounts when measuring the fair value of instruments traded in an active market; such discounts were previously applied to large holdings of publicly traded equity securities. It also requires recognition of trade-date gains related to certain derivative transactions whose fair value has been determined using unobservable market inputs. This guidance supersedes the guidance in Emerging Issues Task Force Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF Issue 02-3), which prohibited the recognition of trade-date gains for such derivative transactions when determining the fair value of instruments not traded in an active market.

        As a result of the adoption of SFAS 157(ASC 820-10), the Company made some amendments to the techniques used in measuring the fair value of derivative and other positions. These amendments change the way that the probability of default of a counterparty is factored into the valuation of derivative positions, include for the first time the impact of Citigroup's own credit risk on derivatives and other liabilities measured at fair value, and also eliminate the portfolio servicing adjustment that is no longer necessary under SFAS 157(ASC 820-10).

Fair-Value Hierarchy

        SFAS 157(ASC 820-10-35-37 to 35-55) specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

Determination of Fair Value

        For assets and liabilities carried at fair value, the Company measures such value using the procedures set out below, irrespective of whether these assets and liabilities are carried at fair value as a result of an election under SFAS 159 (ASC 825-10-4 through 25-5), FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155/ASC 815-15-25-4 through 25-5), or FASB Statement No. 156, Accounting for Servicing of Financial Assets (SFAS 156/ASC 860-50-35), or whether they were previously carried at fair value.

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

        The valuation as of June 30, 2009 assumes a cumulative decline in U.S. housing prices from peak to trough of 32.3%.

This rate assumes declines of 10% and 3% in 2009 and 2010, respectively, the remainder of the 32.3% decline having already occurred before the end of 2008.

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

        Bilateral or "own" credit-risk adjustments are applied to reflect the Company's own credit risk when valuing derivatives and liabilities measured at fair value, in accordance with the requirements of SFAS 157 (ASC 820-10-35-17 through 35-18). Counterparty and own credit adjustments consider the expected future cash flows between Citi and its counterparties under the terms of the instrument and the effect of credit risk on the valuation of those cash flows, rather than a point-in-time assessment of the current recognized net asset or liability. Furthermore, the credit-risk adjustments take into account the effect of credit-risk mitigants, such as pledged collateral and any legal right of offset (to the extent such offset exists) with a counterparty through arrangements such as netting agreements.

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

        Citigroup acted in the capacity of primary dealer for approximately $72 billion of ARS and continued to purchase residual unsold inventory in support of the auction mechanism until mid-February 2008. After this date, liquidity in the ARS market deteriorated significantly, auctions failed due to a lack of bids from third-party investors, and Citigroup ceased to purchase unsold inventory. Following a number of ARS refinancings, at June 30, 2009, Citigroup continued to act in the capacity of primary dealer for approximately $34 billion of outstanding ARS.

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

        During the first quarter of 2008, ARS for which the auctions failed and where no secondary market has developed were moved to Level 3, as the assets were subject to valuation using significant unobservable inputs. For ARS which are subject to SFAS 157(ASC 820-10) classification, the majority continue to be classified in Level 3.

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

Highly Leveraged Financing Commitments

        The Company reports approximately $900 million of highly leveraged loans as held for sale, which are measured on a LOCOM basis. The fair value of such exposures is determined, where possible, using quoted secondary-market prices and classified in Level 2 of the fair-value hierarchy if there is a sufficient level of activity in the market and quotes or traded prices are available with suitable frequency.

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

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008. The Company often hedges positions that have been classified in the Level 3 category with financial instruments that have been classified as Level 1 or Level 2. In addition, the Company also hedges items classified in the Level 3 category with instruments classified in Level 3 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

In millions of dollars at June 30, 2009	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$108,516	$—	$108,516	$(34,761)	$73,755
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	—	$25,930	$1,244	$27,174	$—	$27,174
Prime	—	428	623	1,051	—	1,051
Alt-A	—	530	777	1,307	—	1,307
Subprime	—	582	10,001	10,583	—	10,583
Non-U.S. residential	—	1,241	345	1,586	—	1,586
Commercial	—	827	2,808	3,635	—	3,635

Total trading mortgage-backed securities	$—	$29,538	$15,798	$45,336	$—	$45,336

U.S. Treasury and federal agencies securities
U.S. Treasury	$6,766	$2,997	$—	$9,763	$—	$9,763
Agency obligations	1	4,240	49	4,290	—	4,290

Total U.S. Treasury and federal agencies securities	$6,767	$7,237	$49	$14,053	$—	$14,053

Other trading securities
State and municipal	$—	$5,947	$109	$6,056	—	$6,056
Foreign government	42,350	14,730	590	57,670	—	57,670
Corporate	—	46,345	9,435	55,780	—	55,780
Equity securities	30,497	7,569	1,866	39,932	—	39,932
Other debt securities	—	16,206	16,846	33,052	—	33,052

Total trading securities	$79,614	$127,572	$44,693	$251,879	$—	$251,879

Derivatives	$5,987	$784,342	$35,896	$826,225	(753,067)	$73,158

Investments
Mortgage-backed securities
U.S. government sponsored	$1,388	$26,975	$78	$28,441	$—	$28,441
Prime	—	5,258	775	6,033	—	6,033
Alt-A	—	252	271	523	—	523
Subprime	—	—	17	17	—	17
Non-U.S. Residential	—	279	—	279	—	279
Commercial	—	70	719	789	—	789

Total investment mortgage-backed securities	$1,388	$32,834	$1,860	$36,082	$—	$36,082

U.S. Treasury and federal Agency securities
U.S. Treasury	$6,401	$1,210	$—	$7,611	$—	$7,611
Agency obligations	—	16,668	9	16,677	—	16,677

Total U.S. Treasury and federal agency	$6,401	$17,878	$9	24,288	$—	$24,288

State and municipal	$—	$17,426	$252	$17,678	$—	$17,678
Foreign government	35,929	39,057	168	75,154	—	75,154
Corporate	—	19,633	1,688	21,321	—	21,321
Equity securities	2,796	211	2,818	5,825	—	5,825
Other debt securities	580	1,881	8,429	10,890	—	10,890
Non-Marketable equity securities	—	135	7,800	7,935	—	7,935

Total investments	$47,094	$129,055	$23,024	$199,173	$—	$199,173

Loans(2)	—	1,635	196	1,831	—	1,831
Mortgage servicing rights	—	—	6,770	6,770	—	6,770
Assets of discontinued operations held for sale(3)	3,946	2,101	486	6,533	—	6,533
Other financial assets measured on a recurring basis	—	21,305	1,645	22,950	(3,650)	19,300

Total assets	$136,641	$1,174,526	$112,710	$1,423,877	$(791,478)	$632,399
	9.6%	82.5%	7.9%	100.0%

In millions of dollars at June 30, 2009	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Liabilities
Interest-bearing deposits	$—	$1,995	$112	$2,107	$—	$2,107
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	143,690	7,204	150,894	(34,761)	116,133
Trading account liabilities
Securities sold, not yet purchased	36,325	18,478	961	55,764	—	55,764
Derivatives	6,088	768,211	34,716	809,015	(745,467)	63,548
Short-term borrowings	—	2,981	377	3,358	—	3,358
Long-term debt	—	13,489	11,201	24,690	—	24,690
Liabilities of discontinued operations held for sale(3)	837	1,452	—	2,289	—	2,289
Other financial liabilities measured on a recurring basis	—	16,298	19	16,317	(3,650)	12,667

Total liabilities	$43,250	$966,594	$54,590	$1,064,434	$(783,878)	$280,556
	4.1%	90.8%	5.1%	100.0%

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FIN 41(ASC 210-20-45-11 through 45-17), and (ii) derivative exposures covered by a qualifying master netting agreement in accordance with FIN 39 (ASC 815-10-45), cash collateral, and the market value adjustment.

(2)
There is no allowance for loan losses recorded for loans reported at fair value.

(3)
Represents the assets and liabilities of Nikko Cordial businesses sold that are measured at fair value. See Note 2 to the Consolidated Financial Statements, "Discontinued Operations," for further discussion.

In millions of dollars at December 31, 2008	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$96,524	$—	$96,524	$(26,219)	$70,305
Trading account assets
Trading securities and loans	90,530	121,043	50,773	262,346	—	262,346
Derivatives	9,675	1,102,252	60,725	1,172,652	(1,057,363)	115,289
Investments	44,342	111,836	28,273	184,451	—	184,451
Loans(2)	—	2,572	160	2,732	—	2,732
Mortgage servicing rights	—	—	5,657	5,657	—	5,657
Other financial assets measured on a recurring basis	—	25,540	359	25,899	(4,527)	21,372

Total assets	$144,547	$1,459,767	$145,947	$1,750,261	$(1,088,109)	$662,152
	8.3%	83.4%	8.3%	100.0%

Liabilities
Interest-bearing deposits	$—	$2,552	$54	$2,606	$—	$2,606
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	153,918	11,167	165,085	(26,219)	138,866
Trading account liabilities
Securities sold, not yet purchased	36,848	13,192	653	50,693	—	50,693
Derivatives	10,038	1,096,113	57,139	1,163,290	(1,046,505)	116,785
Short-term borrowings	—	16,278	1,329	17,607	—	17,607
Long-term debt	—	16,065	11,198	27,263	—	27,263
Other financial liabilities measured on a recurring basis	—	16,415	1	16,416	(4,527)	11,889

Total liabilities	$46,886	$1,314,533	$81,541	$1,442,960	$(1,077,251)	$365,709
	3.2%	91.1%	5.7%	100.0%

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FIN 41(ASC 210-20-45-11 through 45-17), and (ii) derivative exposures covered by a qualifying master netting agreement in accordance with FIN 39 (ASC 815-10-45), cash collateral, and the market value adjustment.

(2)
There is no allowance for loan losses recorded for loans reported at fair value.

Changes in Level 3 Fair-Value Category

        The following tables present the changes in the Level 3 fair-value category for the three months ended June 30, 2009 and December 31, 2008. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	March 31, 2009	Principal transactions	Other(1)(2)			June 30, 2009
Assets
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$1,316	$244	$—	$—	$(316)	$1,244	$268
Prime	582	(20)	—	—	61	623	(20)
Alt-A	1,250	(50)	—	—	(423)	777	(49)
Subprime	10,386	667	—	—	(1,052)	10,001	645
Non-U.S. residential	325	(42)	—	—	62	345	(34)
Commercial	2,883	5	—	—	(80)	2,808	(26)

Total trading mortgage-backed securities	$16,742	$804	$—	$—	$(1,748)	$15,798	$784

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	51	—	—	(3)	1	49	—

Total U.S. Treasury and federal agencies securities	$51	$—	$—	$(3)	$1	$49	$—

State and municipal	$198	$(23)	$—	$(136)	$70	$109	$(23)
Foreign government	1,011	60	—	(390)	(91)	590	20
Corporate	9,382	221	—	249	(417)	9,435	245
Equity securities	1,740	112	—	104	(90)	1,866	174
Other debt securities	13,746	338	—	109	2,653	16,846	222

Total trading securities	$42,870	$1,512	$—	$(67)	$378	$44,693	$1,422

Derivatives, net(4)	$3,539	$(2,492)	$—	$364	$(231)	$1,180	$(2,678)

Investments
Mortgage-backed securities
U.S. government sponsored	$—	$—	$—	$75	$3	$78	$(2)
Prime	1,125	—	159	(171)	(338)	775	109
Alt-A	177	—	40	55	(1)	271	29
Subprime	12	—	(3)	(10)	18	17	(3)
Commercial	469	—	28	(61)	283	719	28

Total investment mortgage-backed debt securities	$1,783	$—	$224	$(112)	$(35)	$1,860	$161

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	—	—	—	9	—	9	—

Total U.S. Treasury and federal agencies securities	$—	$—	$—	$9	$—	$9	$—

State and municipal	$207	$—	$—	$45	$—	$252	$—
Foreign government	643	—	—	(474)	(1)	168	—
Corporate	992	—	67	(99)	728	1,688	35
Equity securities	2,849	—	49	(7)	(73)	2,818	49
Other debt securities	8,742	—	1,243	(386)	(1,170)	8,429	1,261
Non-Marketable equity securities	7,479	—	21	619	(319)	7,800	21

Total investments	$22,695	$—	$1,604	$(405)	$(870)	$23,024	$1,527

Loans	$171	$—	$24	$—	$1	$196	$25

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	March 31, 2009	Principal transactions	Other(1)(2)			June 30, 2009
Mortgage servicing rights	$5,481	$—	$1,310	$—	$(21)	$6,770	$1,310
Other financial assets measured on a recurring basis	2,515	—	(1,107)	329	(92)	1,645	$(1,107)

Liabilities
Interest-bearing deposits	$41	$—	$(63)	$—	$8	$112	$(63)
Federal funds purchased and securities loaned or sold under agreements to repurchase	10,732	276	—	(3,391)	139	7,204	264
Trading account liabilities
Securities sold, not yet purchased	1,311	8	—	(434)	92	961	8
Short-term borrowings	1,030	—	43	(49)	(561)	377	43
Long-term debt	10,438	—	(412)	51	300	11,201	(376)
Other financial liabilities measured on a recurring basis	1	—	(42)	—	(24)	19	(19)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2008	Principal transactions	Other(1)(2)			June 30, 2009
Assets
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$1,325	$216	$—	$10	$(307)	$1,244	$245
Prime	147	(55)	—	439	92	623	15
Alt-A	1,153	(119)	—	(187)	(70)	777	(119)
Subprime	13,844	(1,696)	—	(710)	(1,437)	10,001	(1,648)
Non-U.S. residential	858	(74)	—	(490)	51	345	(58)
Commercial	2,949	(195)	—	159	(105)	2,808	(220)

Total trading mortgage-backed securities	$20,276	$(1,923)	$—	$(779)	$(1,776)	$15,798	$(1,785)

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	59	(9)	—	(3)	2	49	—

Total U.S. Treasury and federal agencies securities	$59	$(9)	$—	$(3)	$2	$49	$—

State and municipal	$233	$(22)	$—	$(80)	$(22)	$109	$(23)
Foreign government	1,261	96	—	(367)	(400)	590	82
Corporate	13,027	(703)	—	(792)	(2,097)	9,435	221
Equity securities	1,387	91	—	121	267	1,866	222
Other debt securities	14,530	11	—	(1,198)	3,503	16,846	336

Total trading securities	$50,773	$(2,459)	$—	$(3,098)	$(523)	$44,693	$(947)

Derivatives, net(4)	$3,586	$(2,376)	$—	$(717)	$687	$1,180	$(2,376)

Investments
Mortgage-backed securities
U.S. government sponsored	$—	$—	$—	$75	$3	$78	$—
Prime	1,163	—	161	33	(582)	775	161
Alt-A	111	—	33	63	64	271	22
Subprime	25	—	(9)	(10)	11	17	—
Commercial	964	—	9	(463)	209	719	(4)

Total investment mortgage-backed debt securities	$2,263	$—	$194	$(302)	$(295)	$1,860	$179

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	—	—	—	9	—	9	—

Total U.S. Treasury and federal agencies securities	$—	$—	$—	$9	$—	$9	$—

State and municipal	$222	$—	$—	$30	$—	$252	$—
Foreign government	571	—	—	(402)	(1)	168	—

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2008	Principal transactions	Other(1)(2)			June 30, 2009
Corporate	$1,019	$—	$44	$654	$(29)	$1,688	$35
Equity securities	3,807	—	(480)	(130)	(379)	2,818	(480)
Other debt securities	11,324	—	(427)	(948)	(1,520)	8,429	(427)
Non-Marketable equity securities	9,067	—	(706)	(239)	(322)	7,800	(779)

Total investments	$28,273	$—	$(1,375)	$(1,328)	$(2,546)	$23,024	$(1,472)

Loans	$160	$—	$19	$—	$17	$196	$19
Mortgage servicing rights	5,657	—	1,440	—	(327)	6,770	1,440
Other financial assets measured on a recurring basis	359	—	552	756	(22)	1,645	552

Liabilities
Interest-bearing deposits	$54	$—	$(59)	$—	$(1)	$112	$(94)
Federal funds purchased and securities loaned or sold under agreements to repurchase	11,167	308	—	(3,720)	65	7,204	301
Trading account liabilities
Securities sold, not yet purchased	653	44	—	(15)	367	961	43
Short-term borrowings	1,329	—	(65)	(746)	(271)	377	(65)
Long-term debt	11,198	—	36	(326)	365	11,201	(50)
Other financial liabilities measured on a recurring basis	1	—	(43)	—	(25)	19	(43)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	March 31, 2008	Principal transactions	Other(1)(2)			June 30, 2008
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$(16)	$—	$—
Trading account assets
Trading securities and loans	90,672	(4,775)	—	793	(9,871)	76,819	(4,445)
Investments	20,539	—	(211)	(461)	7,219	27,086	6
Loans	93	5	—	—	47	145	5
Mortgage servicing rights	7,716	—	1,317	—	(99)	8,934	1,317
Other financial assets measured on a recurring basis	812	—	30	588	21	1,451	25

Liabilities
Interest-bearing deposits	$105	$(10)	$—	$—	$(4)	$111	$(5)
Securities sold under agreements to repurchase	6,208	210	—	(2,710)	(122)	3,166	51
Trading account liabilities
Securities sold, not yet purchased	1,817	(13)	—	(40)	(72)	1,718	(63)
Derivatives, net(4)	952	1,323	—	(969)	1,442	102	(2)
Short-term borrowings	6,150	219	—	(3,791)	(980)	1,160	82
Long-term debt	47,199	246	—	65	(8,663)	38,355	136
Other financial liabilities measured on a recurring basis	—	—	(15)	—	11	26	16

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held
In millions of dollars	December 31, 2007	Principal transactions	Other			June 30, 2008
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$(16)	$—	$—
Trading account assets
Trading securities and loans	75,573	(13,191)	—	18,745	(4,308)	76,819	(10,556)
Investments	17,060	—	(1,547)	2,971	8,602	27,086	(267)
Loans	9	11	—	—	125	145	11
Mortgage servicing rights	8,380	—	964	—	(410)	8,934	964
Other financial assets measured on a recurring basis	1,171	—	47	69	164	1,451	58

Liabilities
Interest-bearing deposits	$56	$(19)	$—	$13	$23	$111	$(11)
Securities sold under agreements to repurchase	6,158	71	—	(2,366)	(555)	3,166	(6)
Trading account liabilities
Securities sold, not yet purchased	473	(8)	—	632	605	1,718	(36)
Derivatives, net	2,470	2,797	—	106	323	102	3,868
Short-term borrowings	5,016	149	—	(2,283)	(1,424)	1,160	56
Long-term debt	8,953	409	—	38,019	(8,208)	38,355	(108)
Other financial liabilities measured on a recurring basis	1	—	(14)	—	11	26	6

(1)
Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs are recorded in Commissions and fees on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2009 and 2008.

(4)
Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

        The following is a discussion of the changes to the Level 3 balances for each of the roll-forward tables presented above.

        The significant changes from March 31, 2009 to June 30, 2009 Level 3 assets and liabilities are due to:

  •
  A net increase in trading securities of $1.8 billion that was driven by net realized / unrealized gains of $1.5 billion recorded in Principal transactions, composed mainly of gains on subprime mortgage-backed securities, U.S. government sponsored mortgage-backed securities, corporate debt securities and other debt securities;

  •
  A net decrease in trading derivatives which was driven by net realized / unrealized losses of $2.5 billion recorded in Principal transactions, mainly on complex derivative contracts such as those linked to credit and equity exposures. These losses are partially offset by gains recognized on instruments that have been classified in Levels 1 and 2.

The significant changes from December 31, 2008 to June 30, 2009 Level 3 assets and liabilities are due to:

  •
  A net decrease in trading securities of $6.1 billion that was mainly driven by:

  (i)
  Net realized / unrealized losses of $2.4 billion recorded in Principal transactions, mainly composed of write-downs on subprime mortgage-backed securities;

  (ii)
  Net transfers of $3.1 billion to Level 2 inventory as a result of better vendor pricing coverage for corporate debt.

  •
  A decrease in investments of $5.3 billion that primarily resulted from:

  (i)
  Net realized / unrealized losses recorded in other income of $1.4 billion mainly driven by $1.6 billion in losses on hedged senior debt securities retained from the sale of a portfolio of highly leveraged loans; as well as losses on private equity investments and real estate fund investments. Offsetting this loss on the retained highly leveraged debt securities is a gain on the corresponding cash flow hedge that is reflected in AOCI and on the line Other Financial Assets measured on a recurring basis within the fair value hierarchy table presented above as a Level 3 asset.

  (ii)
  Net settlements of investment securities of $2.5 billion mainly due to pay-downs during the quarter.

  (iii)
  Net transfers of $1.4 billion of investments to Level 2.

  •
  A decrease in trading derivatives was driven by net realized and unrealized losses of $2.4 billion recorded in Principal transactions, mainly on complex derivative contracts such as those linked to credit and equity exposures. These losses are partially offset by gains recognized on instruments that have been classified in Levels 1 and 2.

  •
  For the period March 31, 2008 to June 30, 2008, the changes in Level 3 assets and liabilities are due to:

  (i)
  The decrease in trading account assets of $14 billion, which was driven primarily by the write-downs on ABS-CDO super senior exposures plus approximately $9 billion of net sales of trading securities, including CDO liquidations.

  (ii)
  The increase in investments of $7 billion, which was largely due to $8.7 billion of senior debt securities retained from the Company's April 17, 2008 sale of a corporate loan portfolio that included highly leverage loans, offset by net sales/settlements of other investments.

  (iii)
  The increase in MSR of $1.3 billion, which resulted from the mark-to-market gain recognized of $1.4 billion. This gain was offset by the decrease of $2.1 billion in the value of the related non-Level 3 hedges.

  (iv)
  The reductions in securities sold under agreement to repurchase of $3 billion, and short-term borrowings of $5 billion, which were driven primarily by the transfers of certain positions from Level 3 to Level 2, as valuation methodology inputs considered to be unobservable were demonstrated to be insignificant to the overall valuation.

  (v)
  The decrease in long-term debt of $9 billion, as payments were made against the consolidated SIV's long-term debt.

  •
  The significant changes from December 31, 2007 to June 30, 2008 in Level 3 assets and liabilities are due to:

  (i)
  A minimal net increase in trading securities as net write-downs recognized for ABSCDO super senior exposures and Alt-A mortgage securities, plus a net reduction from settlements/sales of trading securities, were offset by a net transfer-in to Level 3 from Level 2 as prices and other valuation inputs became unobservable for a number of positions including auction rate securities and Alt-A mortgage securities.

  (ii)
  The increase in investments of $10 billion, which was due primarily to $8.7 billion of senior debt securities retained from the Company's April 17, 2008 sale of a corporate loan portfolio that included highly leverage loans.

  (iii)
  The reduction in securities sold under agreement to repurchase of $3 billion, which was driven by the transfer of positions from Level 3 to Level 2 as valuation methodology inputs considered to be unobservable were demonstrated to be insignificant to the overall valuation.

  (iv)
  The decrease in short-term borrowings of $4 billion, which was primarily due to net transfers out of $2 billion as valuation methodology inputs considered to be unobservable were demonstrated to be insignificant to the overall valuation, and payments of $1 billion against the consolidated SIV's short-term debt.

  (v)
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

        The following table presents all loans held-for-sale that are carried at LOCOM as of June 30, 2009 and December 31, 2008 (in billions):

	Aggregate Cost	Fair Value	Level 2	Level 3
June 30, 2009	$0.3	$0.1	$0.1	$—
December 31, 2008	3.1	2.1	0.8	1.3

 18.    FAIR-VALUE ELECTIONS (SFAS 155/ASC 815-15-25, SFAS 156/ASC 860-50-35 and SFAS 159/ASC 825-10)

        Under SFAS 159 (ASC 825-10), the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made upon the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair-value election may not be revoked once an election is made.

        Additionally, the transition provisions of SFAS 159 (ASC 825-10) permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in opening retained earnings and future changes in fair value reported in earnings.

        The Company also has elected the fair-value accounting provisions permitted under SFAS 155 (ASC 815-15-25) and SFAS 156 (ASC 860-50-35) for certain assets and liabilities. In accordance with SFAS 155 (ASC 815-15-25), which was primarily adopted on a prospective basis, hybrid financial instruments, such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as certain interest-only instruments, may be accounted for at fair value if the Company makes an irrevocable election to do so on an instrument-by-instrument basis. The changes in fair value are recorded in current earnings. Additional discussion regarding the applicable areas in which SFAS 155 (ASC 815-15-25) was adopted is presented in Note 17 to the Consolidated Financial Statements.

        SFAS 156 (ASC 860-50-35) requires all servicing rights to be recognized initially at fair value. At its initial adoption, the standard permits a one-time irrevocable election to re-measure each class of servicing rights at fair value, with the changes in fair value recorded in current earnings. The classes of servicing rights are identified based on the availability of market inputs used in determining their fair values and the methods for managing their risks. The Company has elected fair-value accounting for its mortgage and student loan classes of servicing rights. The impact of adopting this standard was not material. See Note 15 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of mortgage servicing rights.

        The following table presents, as of June 30, 2009, the fair value of those positions selected for fair-value accounting in accordance with SFAS 159 (ASC 825-10), SFAS 156 (ASC 860-50-35), and SFAS 155 (ASC 815-15-25), as well as the changes in fair value for the six months ended June 30, 2009 and June 30, 2008.

	Fair Value at		Changes in fair value gains (losses) for six months ended June 30,
In millions of dollars	June 30, 2009	December 31, 2008	2009	2008(1)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell Selected portfolios of securities purchased under agreements to resell, securities borrowed(2)	$73,755	$70,305	$(1,256)	$120

Trading account assets:
Legg Mason convertible preferred equity securities originally classified as available-for-sale	$—	$—	$—	$(13)
Selected letters of credit hedged by credit default swaps or participation notes	3	—	36	(2)
Certain credit products	15,101	16,254	3,963	(1,172)
Certain hybrid financial instruments	11	33	—	3
Retained interests from asset securitizations	2,285	3,026	1,279	307

Total trading account assets	$17,400	$19,313	$5,278	$(877)

Investments:
Certain investments in private equity and real estate ventures	$387	$469	$(44)	$(12)
Other	230	295	(85)	(20)

Total investments	$617	$764	$(129)	$(32)

Loans:
Certain credit products	$1,373	$2,315	$8	$(11)
Certain mortgage loans	32	36	(4)	(8)
Certain hybrid financial instruments	426	381	(37)	(23)

Total loans	$1,831	$2,732	$(33)	$(42)

Other assets:
Mortgage servicing rights	$6,770	$5,657	$1,440	$964
Certain mortgage loans	8,115	4,273	27	(48)
Certain equity method investments	764	936	94	(110)

Total other assets	$15,649	$10,866	$1,561	$806

Total	$109,252	$103,980	$5,421	$(25)

Liabilities
Interest-bearing deposits:
Certain structured liabilities	$246	$320	$1	$10
Certain hybrid financial instruments	1,861	2,286	(431)	297

Total interest-bearing deposits	$2,107	$2,606	$(430)	$307

Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase, securities loaned(2)	$116,133	$138,866	$215	$(10)

Trading account liabilities:
Selected letters of credit hedged by credit default swaps or participation notes	$—	$72	$37	$—
Certain hybrid financial instruments	5,745	4,679	(772)	1,058

Total trading account liabilities	$5,745	$4,751	$(735)	$1,058

Short-term borrowings:
Certain non-collateralized short-term borrowings	$240	$2,303	$73	$9
Certain hybrid financial instruments	648	2,112	(27)	69
Certain structured liabilities	3	3	—	—
Certain non-structured liabilities	2,467	13,189	(24)	—

Total short-term borrowings	$3,358	$17,607	$22	$78

Long-term debt:
Certain structured liabilities	$3,069	$3,083	$81	$230
Certain non-structured liabilities	6,164	7,189	101	2,423
Certain hybrid financial instruments	15,457	16,991	(222)	713

Total long-term debt	$24,690	$27,263	$(40)	$3,366

Total	$152,033	$191,093	$(968)	$4,799

(1)
Reclassified to conform to current period's presentation.

(2)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase in accordance with FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" (FIN 41/ASC 210-20-45-11 through 45-17).

Own-Credit Valuation Adjustment

        The fair value of debt liabilities for which the fair-value option was elected (other than non-recourse and similar liabilities) was impacted by the narrowing of the Company's credit spread. The estimated change in the fair value of these debt liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a loss of $1.608 billion and $228 million for the three months ended June 30, 2009 and June 30, 2008, respectively, and a loss of $1.428 billion and a gain of $1.051 billion for the six months ended June 30, 2009 and June 30, 2008, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current observable credit spreads into the relevant valuation technique used to value each liability as described above.

        During the fourth quarter of 2008, the Company changed the source of its credit spreads from those observed in the credit default swap market to those observed in the bond market. Had this modification been in place since the beginning of 2008, the change in the Company's own credit spread would have resulted in a loss of $60 million and a gain of $1.19 billion for the three and six months ended June 30, 2008, respectively.

SFAS 159 The Fair-Value Option for Financial Assets and Financial Liabilities (ASC 825-10)

Legg Mason convertible preferred equity securities

        The Legg Mason convertible preferred equity securities (Legg shares) were acquired in connection with the sale of Citigroup's Asset Management business in December 2005. Prior to the election of fair-value option accounting, the shares were classified as available-for-sale securities with the unrealized loss of $232 million as of December 31, 2006 included in Accumulated other comprehensive income (loss). In connection with the Company's adoption of SFAS 159 (ASC 825-10), this unrealized loss was recorded as a reduction of January 1, 2007 Retained earnings as part of the cumulative-effect adjustment.

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

        The notional amount of these unfunded letters of credit was $2 billion as of June 30, 2009 and $1.4 billion as of December 31, 2008. The amount funded was insignificant with no amounts 90 days or more past due or on a non-accrual status at June 30, 2009 and December 31, 2008.

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

        The following table provides information about certain credit products carried at fair value:

	June 30, 2009		December 31, 2008
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$15,101	$1,373	$16,254	$2,315
Aggregate unpaid principal balance in excess of fair value	$2,967	$(12)	$6,501	$3
Balance of non-accrual loans or loans more than 90 days past due	$692	$1,097	$77	$1,113
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	$480	$(1)	$190	$(4)

        In addition to the amounts reported above, $200 million and $72 million of unfunded loan commitments related to certain credit products selected for fair-value accounting were outstanding as of June 30, 2009 and December 31, 2008, respectively.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on trading account assets or loans depending on their balance sheet classifications. The changes in fair value for the six months ended June 30, 2009 and 2008 due to instrument-specific credit risk totaled to a loss of $48 million and $25 million, respectively.

Certain investments in private equity and real estate ventures and certain equity method investments

        Citigroup invests in private equity and real estate ventures for the purpose of earning investment returns and for capital appreciation. The Company has elected the fair-value option for certain of these ventures, because such investments are considered similar to many private equity or hedge fund activities in our investment companies, which are reported at fair value. The fair-value option brings consistency in the accounting and evaluation of certain of these investments. As required by SFAS 159 (ASC 825-10), all investments (debt and equity) in such private equity and real estate entities are accounted for at fair value. These investments are classified as Investments on Citigroup's Consolidated Balance Sheet.

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

        For those structured liabilities classified as Long-term debt for which the fair-value option has been elected, the aggregate fair value exceeds the aggregate unpaid principal balance of such instruments by $13 million as of June 30, 2009 and the aggregate unpaid principal balance exceeded the aggregate fair value by $277 million as of December 31, 2008.

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

        For those non-structured liabilities classified as Short-term borrowings for which the fair-value option has been elected, the aggregate unpaid principal balance exceeds the aggregate fair value of such instruments by $0.4 million as of June 30, 2009 and the aggregate fair value exceeded the aggregate unpaid principal balance by $5 million as December 31, 2008.

        For non-structured liabilities classified as Long-term debt for which the fair-value option has been elected, the aggregate fair value exceeded the aggregate unpaid principal balance of such instruments by $449 million and the aggregate unpaid principal balance exceeded the aggregate fair value by $97 million as of June 30, 2009 and December 31, 2008, respectively. The change in fair value for these non-structured liabilities is reported in Principal transactions in the Company's Consolidated Statement of Income.

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

        The following table provides information about certain mortgage loans carried at fair value:

In millions of dollars	June 30, 2009	December 31, 2008
Carrying amount reported on the Consolidated Balance Sheet	$8,115	$4,273
Aggregate fair value in excess of unpaid principal balance	$84	$138
Balance of non-accrual loans or loans more than 90 days past due	$7	$9
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	$4	$2

        The changes in fair values of these mortgage loans is reported in Other revenue in the Company's Consolidated Statement of Income. The changes in fair value during the six months ended June 30, 2009 and June 30, 2008 due to instrument-specific credit risk resulted in a $10 million loss and $24 million loss, respectively. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

Items selected for fair-value accounting in accordance with SFAS 155 (ASC 815-15-25) and SFAS 156 (ASC 860-50-35)

Certain hybrid financial instruments

        The Company has elected to apply fair-value accounting under SFAS 155 (ASC 815-15-25) for certain hybrid financial assets and liabilities whose performance is linked to risks other than interest rate, foreign exchange or inflation (e.g., equity, credit or commodity risks). In addition, the Company has elected fair-value accounting under SFAS 155 (ASC 815-15-25) for residual interests retained from securitizing certain financial assets.

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

        For hybrid financial instruments for which fair-value accounting has been elected under SFAS 155 (ASC 815-15-25) and that are classified as Long-term debt, the aggregate unpaid principal exceeds the aggregate fair value by $395 million and $1.9 billion as of June 30, 2009 and December 31, 2008, respectively. The difference for those instruments classified as Loans is immaterial.

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

Mortgage servicing rights

        The Company accounts for mortgage servicing rights (MSRs) at fair value in accordance with SFAS 156 (ASC 860-50-35). Fair value for MSRs is determined using an option-adjusted spread valuation approach. This approach consists of projecting servicing cash flows under multiple interest-rate scenarios and discounting these cash flows using risk-adjusted rates. The model assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The fair value of MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company hedges a significant portion of the values of its MSRs through the use of interest-rate derivative contracts, forward-purchase commitments of mortgage-backed securities, and purchased securities classified as trading. See Note 15 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.

        These MSRs, which totaled $6.8 billion and $5.7 billion as of June 30, 2009 and December 31, 2008, respectively, are classified as Mortgage servicing rights on Citigroup's Consolidated Balance Sheet. Changes in fair value of MSRs are recorded in Commissions and fees in the Company's Consolidated Statement of Income.

19.   FAIR VALUE OF FINANCIAL INSTRUMENTS (SFAS 107/ASC 825-10-50)

Estimated Fair Value of Financial Instruments

        The table below presents the carrying value and fair value of Citigroup's financial instruments. The disclosure excludes leases, affiliate investments, pension and benefit obligations and insurance policy claim reserves. In addition, contract-holder fund amounts exclude certain insurance contracts. Also as required, the disclosure excludes the effect of taxes, any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, excess fair value associated with deposits with no fixed maturity and other expenses that would be incurred in a market transaction. In addition, the table excludes the values of non-financial assets and liabilities, as well as a wide range of franchise, relationship and intangible values (but includes mortgage servicing rights), which are integral to a full assessment of Citigroup's financial position and the value of its net assets.

        The fair value represents management's best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments not accounted for at fair value under SFAS 155(ASC 815-15-25) or SFAS 159(ASC 825-10), as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used when available for investments and for both trading and end-user derivatives, as well as for liabilities, such as long-term debt, with quoted prices. For performing loans not accounted for at fair value under SFAS 155(ASC 815-15-25) or SFAS 159(ASC 825-10), contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering the time of collection and the premium for the uncertainty of the flows. The value of collateral is also considered. For liabilities such as long-term debt not accounted for at fair value under SFAS 155(ASC 815-15-25) or SFAS 159(ASC 825-10) and without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

	June 30, 2009		December 31, 2008
In billions of dollars	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments	$266.8	$261.6	$256.0	$251.9
Federal funds sold and securities borrowed or purchased under agreements to resell	179.5	179.5	184.1	184.1
Trading account assets	325.0	325.0	377.6	377.6
Loans(1)	602.6	601.3	660.9	642.7
Other financial assets(2)	314.4	314.4	316.6	316.6

	June 30, 2009		December 31, 2008
In billions of dollars	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Liabilities
Deposits	$804.7	$803.5	$774.2	$772.9
Federal funds purchased and securities loaned or sold under agreements to repurchase	172.0	172.0	205.3	205.3
Trading account liabilities	119.3	119.3	167.5	167.5
Long-term debt	348.0	315.5	359.6	317.1
Other financial liabilities(3)	203.7	203.7	253.9	253.9

(1)
The carrying value of loans is net of the Allowance for loan losses of $35.9 billion for June 30, 2009 and $29.6 billion for December 31, 2008. In addition, the carrying values exclude $3.2 billion and $3.7 billion of lease finance receivables at June 30, 2009 and December 31, 2008, respectively.

(2)
Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverable, mortgage servicing rights, and other financial instruments included in Other assets on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

(3)
Includes brokerage payables, short-term borrowings and other financial instruments included in Other Liabilities on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

        Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value and as existing assets and liabilities run off and new transactions are entered into.

        The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup's loans, in aggregate, by $1.3 billion and $18.2 billion at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, the carrying values net of the allowance exceeded estimated fair value for consumer loans by $2.1 billion, and the estimated fair values exceeded the carrying values net of allowances by $0.8 billion for corporate loans.

        Citigroup has determined that it is not practicable to estimate the fair value on an ongoing basis of the loss sharing program with the United States Government because the program is a unique contract tailored to fit the specific portfolio of assets held by Citigroup, contains various public policy and other non-financial elements, and provides a significant Tier 1 Capital benefit.

20.   GUARANTEES

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45/ASC 460-10), provides initial measurement and disclosure guidance in accounting for guarantees. FIN 45(ASC 460-10) requires that, for certain contracts meeting the definition of a guarantee, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee.

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

        The following tables present information about the Company's guarantees at June 30, 2009 and December 31, 2008:

	Maximum potential amount of future payments
In billions of dollars at June 30, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2009
Financial standby letters of credit	$52.2	$50.6	$102.8	$297.9
Performance guarantees	9.7	5.6	15.3	31.2
Derivative instruments considered to be guarantees	9.1	3.1	12.2	1,393.4
Loans sold with recourse	—	0.3	0.3	55.2
Securities lending indemnifications(1)	55.3	—	55.3	—
Credit card merchant processing(1)	54.2	—	54.2	—
Custody indemnifications and other	—	25.2	25.2	152.8

Total	$180.5	$84.8	$265.3	$1,930.5

	Maximum potential amount of future payments
In billions of dollars at December 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2008
Financial standby letters of credit	$31.6	$62.6	$94.2	$289.0
Performance guarantees	9.4	6.9	16.3	23.6
Derivative instruments considered to be guarantees(2)	7.6	7.2	14.8	1,308.4
Guarantees of collection of contractual cash flows(1)	—	0.3	0.3	—
Loans sold with recourse	—	0.3	0.3	56.4
Securities lending indemnifications(1)	47.6	—	47.6	—
Credit card merchant processing(1)	56.7	—	56.7	—
Custody indemnifications and other	—	21.6	21.6	149.2

Total	$152.9	$98.9	$251.8	$1,826.6

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

        The derivative instruments considered guarantees, which are presented in the table above, include only those instruments that require Citi to make payments to the counterparty based on changes in an underlying that is related to an asset, a liability, or an equity security held by the guaranteed party. More specifically, derivative instruments considered guarantees include certain over-the-counter written put options where the counterparty is not a bank, hedge fund or broker-dealer (such counterparties are considered to be dealers in these markets, and may therefore not hold the underlying instruments). However, credit derivatives sold by the Company are excluded from this presentation. In addition, non-credit derivative contracts that are cash settled and for which the Company is unable to assert that it is probable the counterparty held the underlying instrument at the inception of the contract also are excluded from the disclosure above. The Company's credit derivative portfolio as protection seller (guarantor) is presented in Note 16 to the Consolidated Financial Statements, "Derivative Activities."

        In instances where the Company's maximum potential future payment is unlimited, the notional amount of the contract is disclosed.

Guarantees of Collection of Contractual Cash Flows

        Guarantees of collection of contractual cash flows protect investors in credit card receivables securitization trusts from loss of interest relating to insufficient collections on the underlying receivables in the trusts. The notional amount of these guarantees as of December 31, 2008, was $300 million. No such guarantees were outstanding at June 30, 2009.

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

        The Company's maximum potential contingent liability related to both bankcard and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At June 30, 2009 and December 31, 2008, this maximum potential exposure was estimated to be $54 billion and $57 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At June 30, 2009 and December 31, 2008, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

Custody Indemnifications

        Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients' assets.

Other

        As of December 31, 2008, Citigroup carried a reserve of $149 million related to certain of Visa USA's litigation matters. As of June 30, 2009, the carrying value of the reserve was $153 million. This reserve is included in Other liabilities on the Consolidated Balance Sheet.

Other Guarantees and Indemnifications

        The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At June 30, 2009 and December 31, 2008, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008, related to these indemnifications and they are not included in the table.

        In addition, the Company is a member of or shareholder in hundreds of value-transfer networks (VTNs) (payment clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45(ASC 460-10-15-7), since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2009 or December 31, 2008 for potential obligations that could arise from the Company's involvement with VTN associations.

        At June 30, 2009 and December 31, 2008, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the table amounted to approximately $1.9 billion and $1.8 billion, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at June 30, 2009 and December 31, 2008, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1,082 million and $887 million relating to letters of credit and unfunded lending commitments, respectively.

Collateral

        Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $33 billion at June 30, 2009 as well as December 31, 2008. Securities and other marketable assets held as collateral amounted to $31 billion and $27 billion at June 30, 2009 and December 31, 2008, respectively, the majority of which collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of the Company held as collateral amounted to $700 million and $503 million at June 30, 2009 and December 31, 2008, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

        Presented in the tables below is the maximum potential amount of future payments classified based upon internal and external credit ratings as of June 30, 2009 and December 31, 2008. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars as of June 30, 2009	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$45.9	$18.6	$38.3	$102.8
Performance guarantees	7.8	2.9	4.6	15.3
Derivative instruments deemed to be guarantees	—	—	12.2	12.2
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	55.3	55.3
Credit card merchant processing	—	—	54.2	54.2
Custody indemnifications and other	20.8	4.4	—	25.2

Total	$74.5	$25.9	$164.9	$265.3

	Maximum potential amount of future payments
In billions of dollars as of December 31, 2008	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$49.2	$28.6	$16.4	$94.2
Performance guarantees	5.7	5.0	5.6	16.3
Derivative instruments deemed to be guarantees	—	—	14.8	14.8
Guarantees of collection of contractual cash flows	—	—	0.3	0.3
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	47.6	47.6
Credit card merchant processing	—	—	56.7	56.7
Custody indemnifications and other	18.5	3.1	—	21.6

Total	$73.4	$36.7	$141.7	$251.8

Credit Commitments

        The table below summarizes Citigroup's other commitments as of June 30, 2009 and December 31, 2008.

In millions of dollars	U.S.	Outside of U.S.	June 30, 2009	December 31, 2008
Commercial and similar letters of credit	$1,833	$5,975	$7,808	$8,215
One- to four-family residential mortgages	1,083	247	1,330	937
Revolving open-end loans secured by one- to four-family residential properties	23,513	2,850	26,363	25,212
Commercial real estate, construction and land development	1,326	570	1,896	2,702
Credit card lines	738,176	134,867	873,043	1,002,437
Commercial and other consumer loan commitments	182,209	85,005	267,214	309,997

Total	$948,140	$229,514	$1,177,654	$1,349,500

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

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include commercial commitments to make or purchase loans, to purchase third-party receivables and to provide note issuance or revolving underwriting facilities. Amounts include $122 billion and $140 billion with an original maturity of less than one year at June 30, 2009 and December 31, 2008, respectively. In addition, included in this line item are highly leveraged financing commitments which are agreements that provide funding to a borrower with higher levels of debt (measured by the ratio of debt capital to equity capital of the borrower) than is generally considered normal for other companies. This type of financing is commonly employed in corporate acquisitions, management buy-outs and similar transactions.

21.   CONTINGENCIES

        The Company is a defendant in numerous lawsuits and other legal proceedings arising out of alleged misconduct in connection with certain matters. In view of the large number of such matters, the uncertainties of the timing and outcome of this type of litigation, the novel issues presented, and the significant amounts involved, it is possible that the ultimate costs of these matters may exceed or be below the Company's litigation reserves. The Company will continue to defend itself vigorously in these cases, and seek to resolve them in the manner management believes is in the best interests of the Company.

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

22.    CITIBANK, N.A. EQUITY

Statement of Changes in Equity (Unaudited)

	Six Months Ended June 30,
In millions of dollars, except shares	2009	2008
Common stock ($20 par value)
Balance, beginning of period—Shares: 37,534,553 in 2009 and 2008	$751	$751

Balance, end of period—Shares: 37,534,553 in 2009 and 2008	$751	$751

Surplus
Balance, beginning of period	$74,767	$69,135
Capital contribution from parent company	27,481	55
Employee benefit plans	15	100

Balance, end of period	$102,263	$69,290

Retained earnings
Balance, beginning of period	$21,735	$31,915
Adjustment to opening balance, net of taxes(1)	402	—

Adjusted balance, beginning of period	$22,137	$31,915
Net income (loss)	(1,477)	(1,803)
Dividends paid	3	(27)
Other(2)	117	—

Balance, end of period	$20,780	$30,085

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(15,895)	$(2,495)
Adjustment to opening balance, net of taxes(1)	(402)	—

Adjusted balance, beginning of period	$(16,297)	$(2,495)
Net change in unrealized gains (losses) on investment securities available-for-sale, net of taxes	1,731	(2,234)
Net change in FX translation adjustment, net of taxes	(164)	527
Net change in cash flow hedges, net of taxes	737	(402)
Pension liability adjustment, net of taxes	29	65

Net change in Accumulated other comprehensive income (loss)	$2,333	$(2,044)

Balance, end of period	$(13,964)	$(4,539)

Total Citibank common stockholder's equity and total Citibank stockholder's equity	$109,830	$95,587

Noncontrolling interest
Balance, beginning of period	$1,082	$1,266
Net income attributable to noncontrolling interest shareholders	23	56
Dividends paid to noncontrolling interest shareholders	(16)	(11)
Accumulated other comprehensive income—Net change in unrealized gains and losses on investments securities, net of tax	1	(12)
Accumulated other comprehensive income—Net change in FX translation adjustment, net of tax	(40)	126
All other	(153)	(10)

Net change in noncontrolling interest	$(185)	$149

Balance, end of period	$897	$1,415

Total equity	$110,727	$97,002

Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interest	$(1,454)	$(1,747)
Net change in Accumulated other comprehensive income (loss)	2,294	(1,930)

Total comprehensive income (loss)	$840	$(3,677)
Comprehensive income attributable to the noncontrolling interest	(16)	170

Comprehensive income attributable to Citibank	$856	$(3,847)

(1)
The adjustment to the opening balances for Retained earnings and Accumulated other comprehensive income (loss) represent the cumulative effect of initially adopting FSP FAS 115-2 (ASC 320-10-65-1). See Note 1 to the Consolidated Financial Statements.

(2)
Represents the accounting in accordance with SFAS 141, Business Combinations for the transfers of assets and liabilities between Citibank, N.A and other affiliates under the common control of Citigroup.

23.    SUBSEQUENT EVENTS

Public and Private Exchange Offers

        On July 23, 2009 and July 29, 2009, Citigroup closed its exchange offers with the private and public holders of preferred stock and trust preferred securities, as applicable ($32.8 billion in aggregate liquidation value). In connection with these exchanges, the U.S. Treasury also exchanged $25 billion of aggregate liquidation value of its preferred stock, for a total exchange of $57.8 billion.

Sale of Nikko Asset Management

        On July 30, 2009, Citigroup entered into a definitive agreement to sell its entire ownership interest in Nikko Asset Management to The Sumitomo Trust and Banking Co., Ltd. for an all cash consideration of approximately $795 million (¥75.6 billion). The sale is expected to close in the fourth quarter of 2009, subject to regulatory approvals and customary closing conditions, and is not expected to have a material impact on Citi's net income.

        As required by SFAS 165, Subsequent Events, the Company has evaluated subsequent events through August 7, 2009, which is the date its Consolidated Financial Statements were issued.

24.    CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

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

CitiFinancial Credit Company (CCC)

        An indirect wholly owned subsidiary of Citigroup. CCC is a wholly owned subsidiary of Associates First Capital Corporation (described below). Citigroup has issued a full and unconditional guarantee of the outstanding indebtedness of CCC.

Associates First Capital Corporation (Associates)

        A wholly owned subsidiary of Citigroup. Citigroup has issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of Associates. In addition, Citigroup guaranteed various debt obligations of Citigroup Finance Canada Inc. (CFCI), a wholly owned subsidiary of Associates. CFCI continues to issue debt in the Canadian market supported by a Citigroup guarantee. Associates is the immediate parent company of CCC (described above).

Other Citigroup Subsidiaries

        Includes all other subsidiaries of Citigroup, intercompany eliminations, and income/loss from discontinued operations.

Consolidating Adjustments

        Includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries, investment in subsidiaries and the elimination of CCC, which is included in the Associates column.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$16	$—	$—	$—	$—	$—	$(16)	$—

Interest revenue	$57	$1,930	$1	$1,573	$1,795	$15,888	$(1,573)	$19,671
Interest revenue—intercompany	554	1,461	1,030	(1,653)	113	(3,158)	1,653	—
Interest expense	1,988	725	449	21	117	3,563	(21)	6,842
Interest expense—intercompany	(294)	701	260	(1,111)	395	(1,062)	1,111	—

Net interest revenue	$(1,083)	$1,965	$322	$1,010	$1,396	$10,229	$(1,010)	$12,829

Commissions and fees	$—	$1,829	$—	$11	$29	$3,579	$(11)	$5,437
Commissions and fees—intercompany	—	26	—	16	23	(49)	(16)	—
Principal transactions	474	575	(1,245)	—	2	627	—	433
Principal transactions—intercompany	(364)	772	614	—	(76)	(946)	—	—
Other income	1,150	11,918	115	107	199	(2,112)	(107)	11,270
Other income—intercompany	(2,022)	(53)	(91)	2	8	2,158	(2)	—

Total non-interest revenues	$(762)	$15,067	$(607)	$136	$185	$3,257	$(136)	$17,140

Total revenues, net of interest expense	$(1,829)	$17,032	$(285)	$1,146	$1,581	$13,486	$(1,162)	$29,969

Provisions for credit losses and for benefits and claims	$—	$14	$—	$982	$1,118	$11,544	$(982)	$12,676

Expenses
Compensation and benefits	$5	$1,816	$—	$139	$187	$4,351	$(139)	$6,359
Compensation and benefits—intercompany	1	142	—	71	34	(177)	(71)	—
Other expense	180	669	—	80	115	4,676	(80)	5,640
Other expense—intercompany	(12)	334	2	107	152	(476)	(107)	—

Total operating expenses	$174	$2,961	$2	$397	$488	$8,374	$(397)	$11,999

Income (Loss) before taxes and equity in undistributed income of subsidiaries	$(2,003)	$14,057	$(287)	$(233)	$(25)	$(6,432)	$217	$5,294
Income taxes (benefits)	(1,696)	5,472	(117)	(89)	(17)	(2,735)	89	907
Equities in undistributed income of subsidiaries	4,586	—	—	—	—	—	(4,586)	—

Income (Loss) from continuing operations	$4,279	$8,585	$(170)	$(144)	$(8)	$(3,697)	$(4,458)	$4,387
Income from discontinued operations, net of taxes	—	—	—	—	—	(142)	—	(142)

Net income (Loss) before attribution of Noncontrolling Interests	$4,279	$8,585	$(170)	$(144)	$(8)	$(3,839)	$(4,458)	$4,245

Net Income (Loss) attributable to Noncontrolling Interests	—	(50)	—	—	—	16	—	(34)

Citigroup's Net Income (Loss)	$4,279	$8,635	$(170)	$(144)	$(8)	$(3,855)	$(4,458)	$4,279

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$35	$—	$—	$—	$—	$—	$(35)	$—

Interest revenue	$177	$4,199	$1	$3,206	$3,659	$32,218	$(3,206)	$40,254
Interest revenue—intercompany	1,356	2,169	2,090	(1,643)	229	(5,844)	1,643	—
Interest expense	4,212	1,416	965	46	219	7,687	(46)	14,499
Interest expense—intercompany	(530)	1,800	439	(535)	865	(2,574)	535	—

Net interest revenue	$(2,149)	$3,152	$687	$2,052	$2,804	$21,261	$(2,052)	$25,755

Commissions and fees	$—	$3,482	$—	$22	$59	$6,064	$(22)	$9,605
Commissions and fees—intercompany	—	59	—	35	44	(103)	(35)	—
Principal transactions	117	(1,129)	(259)	—	—	5,374	—	4,103
Principal transactions—intercompany	(221)	3,910	(59)	—	(86)	(3,544)	—	—
Other income	4,672	12,620	75	209	347	(2,687)	(209)	15,027
Other income—intercompany	(4,391)	(35)	(61)	2	32	4,455	(2)	—

Total non-interest revenues	$177	$18,907	$(304)	$268	$396	$9,559	$(268)	$28,735

Total revenues, net of interest expense	$(1,937)	$22,059	$383	$2,320	$3,200	$30,820	$(2,355)	$54,490

Provisions for credit losses and for benefits and claims	$—	$38	$—	$1,938	$2,169	$20,776	$(1,938)	$22,983

Expenses
Compensation and benefits	$(45)	$3,673	$—	$259	$335	$8,631	$(259)	$12,594
Compensation and benefits—intercompany	3	335	—	71	71	(409)	(71)	—
Other expense	408	1,328	1	189	262	9,091	(189)	11,090
Other expense—intercompany	97	340	5	273	305	(747)	(273)	—

Total operating expenses	$463	$5,676	$6	$792	$973	$16,566	$(792)	$23,684

Income (Loss) before taxes and equity in undistributed income of subsidiaries	$(2,400)	$16,345	$377	$(410)	$58	$(6,522)	$375	$7,823
Income taxes (benefits)	(1,045)	6,164	115	(148)	15	(3,507)	148	1,742
Equities in undistributed income of subsidiaries	7,227	—	—	—	—	—	(7,227)	—

Income (Loss) from continuing operations	$5,872	$10,181	$262	$(262)	$43	$(3,015)	$(7,000)	$6,081
Income from discontinued operations, net of taxes	—	—	—	—	—	(259)	—	(259)

Net income (Loss) before attribution of Noncontrolling Interests	$5,872	$10,181	$262	$(262)	$43	$(3,274)	$(7,000)	$5,822

Net Income (Loss) attributable to Noncontrolling Interests	—	(51)	—	—	—	1	—	(50)

Citigroup's Net Income (Loss)	$5,872	$10,232	$262	$(262)	$43	$(3,275)	$(7,000)	$5,872

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$82	$—	$—	$—	$—	$—	$(82)	$—

Interest revenue	$184	$4,960	$1	$1,816	$2,102	$20,090	$(1,816)	$27,337
Interest revenue—intercompany	1,104	554	1,230	25	143	(3,031)	(25)	—
Interest expense	2,308	3,273	849	34	162	6,759	(34)	13,351
Interest expense—intercompany	(114)	1,020	79	608	468	(1,453)	(608)	—

Net interest revenue	$(906)	$1,221	$303	$1,199	$1,615	$11,753	$(1,199)	$13,986

Commissions and fees	$—	$2,307	$1	$21	$45	$3,446	$(21)	$5,799
Commissions and fees—intercompany	(336)	360	—	8	10	(34)	(8)	—
Principal transactions	(456)	(9,514)	469	—	4	3,695	—	(5,802)
Principal transactions—intercompany	64	5,404	(523)	—	(33)	(4,912)	—	—
Other income	1,867	1,050	151	112	157	330	(112)	3,555
Other income—intercompany	(1,545)	44	(134)	6	49	1,586	(6)	—

Total non-interest revenues	$(406)	$(349)	$(36)	$147	$232	$4,111	$(147)	$3,552

Total revenues, net of interest expense	$(1,230)	$872	$267	$1,346	$1,847	$15,864	$(1,428)	$17,538

Provisions for credit losses and for benefits and claims	$—	$284	$—	$769	$861	$5,955	$(769)	$7,100

Expenses
Compensation and benefits	$(42)	$2,680	$—	$173	$241	$5,813	$(173)	$8,692
Compensation and benefits—intercompany	2	231	—	50	50	(283)	(50)	—
Other expense	67	964	1	132	175	5,315	(132)	6,522
Other expense—intercompany	112	502	31	81	101	(746)	(81)	—

Total operating expenses	$139	$4,377	$32	$436	$567	$10,099	$(436)	$15,214

Income (Loss) before taxes and equity in undistributed income of subsidiaries	$(1,369)	$(3,789)	$235	$141	$419	$(190)	$(223)	$(4,776)
Income taxes (benefits)	(338)	(1,636)	80	56	147	(700)	(56)	(2,447)
Equities in undistributed income of subsidiaries	(1,464)	—	—	—	—	—	1,464	—

Income (Loss) from continuing operations	$(2,495)	$(2,153)	$155	$85	$272	$510	$1,297	$(2,329)
Income from discontinued operations, net of taxes	—	—	—	—	—	(94)	—	(94)

Net income (Loss) before attribution of Noncontrolling Interests	$(2,495)	$(2,153)	$155	$85	$272	$416	$1,297	$(2,423)

Net Income (Loss) attributable to Noncontrolling Interests	—	—	—	—	—	72	—	72

Citigroup's Net Income (Loss)	$(2,495)	$(2,153)	$155	$85	$272	$344	$1,297	$(2,495)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$1,448	$—	$—	$—	$—	$—	$(1,448)	$—

Interest revenue	$318	$10,784	$1	$3,628	$4,194	$41,201	$(3,628)	$56,498
Interest revenue—intercompany	2,410	999	2,642	36	294	(6,345)	(36)	—
Interest expense	4,599	7,336	1,810	75	337	15,342	(75)	29,424
Interest expense—intercompany	(141)	2,426	187	1,232	1,161	(3,633)	(1,232)	—

Net interest revenue	$(1,730)	$2,021	$646	$2,357	$2,990	$23,147	$(2,357)	$27,074

Commissions and fees	$—	$4,540	$1	$41	$92	$2,507	$(41)	$7,140
Commissions and fees—intercompany	(346)	432	—	15	21	(107)	(15)	—
Principal transactions	502	(17,082)	1,285	—	—	2,861	—	(12,434)
Principal transactions—intercompany	(220)	5,580	(1,105)	—	(10)	(4,245)	—	—
Other income	111	2,014	85	221	291	5,414	(221)	7,915
Other income—intercompany	(239)	584	(64)	13	75	(356)	(13)	—

Total non-interest revenues	$(192)	$(3,932)	$202	$290	$469	$6,074	$(290)	$2,621

Total revenues, net of interest expense	$(474)	$(1,911)	$848	$2,647	$3,459	$29,221	$(4,095)	$29,695

Provisions for credit losses and for benefits and claims	$—	$300	$—	$1,758	$1,947	$10,705	$(1,758)	$12,952

Expenses
Compensation and benefits	$(49)	$5,484	$—	$371	$515	$11,304	$(371)	$17,254
Compensation and benefits—intercompany	4	467	—	99	100	(571)	(99)	—
Other expense	116	1,923	1	257	342	10,955	(257)	13,337
Other expense—intercompany	145	831	46	162	205	(1,227)	(162)	—

Total operating expenses	$216	$8,705	$47	$889	$1,162	$20,461	$(889)	$30,591

Income (Loss) before taxes and equity in undistributed income of subsidiaries	$(690)	$(10,916)	$801	$—	$350	$(1,945)	$(1,448)	$(13,848)
Income taxes (benefits)	(775)	(4,380)	280	11	131	(1,589)	(11)	(6,333)
Equities in undistributed income of subsidiaries	(7,691)	—	—	—	—	—	7,691	—

Income (Loss) from continuing operations	$(7,606)	$(6,536)	$521	$(11)	$219	$(356)	$6,254	$(7,515)
Income from discontinued operations, net of taxes	—	—	—	—	—	(35)	—	(35)

Net income (Loss) before attribution of Noncontrolling Interests	$(7,606)	$(6,536)	$521	$(11)	$219	$(391)	$6,254	$(7,550)

Net Income (Loss) attributable to Noncontrolling Interests	—	—	—	—	—	56	—	56

Citigroup's Net Income (Loss)	$(7,606)	$(6,536)	$521	$(11)	$219	$(447)	$6,254	$(7,606)

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$3,044	$—	$152	$236	$23,635	$(152)	$26,915
Cash and due from banks—intercompany	22	804	1	142	157	(984)	(142)	—
Federal funds sold and resale agreements	—	159,116	—	—	—	20,387	—	179,503
Federal funds sold and resale agreements—intercompany	—	23,319	—	—	—	(23,319)	—	—
Trading account assets	22	138,647	66	—	15	186,287	—	325,037
Trading account assets—intercompany	1,511	9,355	1,450	—	118	(12,434)	—	—
Investments	10,902	308	—	2,263	2,550	252,997	(2,263)	266,757
Loans, net of unearned income	—	505	—	45,181	51,529	589,656	(45,181)	641,690
Loans, net of unearned income—intercompany	—	—	146,367	5,393	6,755	(153,122)	(5,393)	—
Allowance for loan losses	—	(148)	—	(3,497)	(3,812)	(31,980)	3,497	(35,940)

Total loans, net	$—	$357	$146,367	$47,077	$54,472	$404,554	$(47,077)	$605,750
Advances to subsidiaries	139,347	—	—	—	—	(139,347)	—	—
Investments in subsidiaries	199,984	—	—	—	—	—	(199,984)	—
Other assets	16,042	74,306	431	6,118	7,015	327,365	(6,118)	425,159
Other assets—intercompany	9,450	56,526	2,885	218	1,345	(70,206)	(218)	—
Assets of discontinued operations held for sale	—	—	—	—	—	19,412	—	19,412

Total assets	$377,280	$465,782	$151,200	$55,970	$65,908	$988,347	$(255,954)	$1,848,533

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$804,736	$—	$804,736
Federal funds purchased and securities loaned or sold	—	136,748	—	—	—	35,268	—	172,016
Federal funds purchased and securities loaned or sold—intercompany	185	6,279	—	—	—	(6,464)	—	—
Trading account liabilities	—	68,564	72	—	—	50,676	—	119,312
Trading account liabilities—intercompany	842	8,788	1,455	—	—	(11,085)	—	—
Short-term borrowings	2,430	5,636	28,712	—	169	64,947	—	101,894
Short-term borrowings—intercompany	—	89,049	70,863	12,766	35,663	(195,575)	(12,766)	—
Long-term debt	192,295	15,134	44,120	1,764	6,917	89,580	(1,764)	348,046
Long-term debt—intercompany	640	46,027	1,208	33,480	15,661	(63,536)	(33,480)	—
Advances from subsidiaries	16,988	—	—	—	—	(16,988)	—	—
Other liabilities	5,765	62,777	683	1,938	1,647	65,115	(1,938)	135,987
Other liabilities—intercompany	5,833	8,301	126	774	340	(14,600)	(774)	—
Liabilities of discontinued operations held for sale	—	—	—	—	—	12,374	—	12,374

Total liabilities	$224,978	$447,303	$147,239	$50,722	$60,397	$814,448	$(50,722)	$1,694,365

Citigroup stockholder's equity	$152,302	$18,090	$3,961	$5,248	$5,511	$172,422	$(205,232)	$152,302
Noncontrolling interest	—	389	—	—	—	1,477	—	1,866

Total equity	$152,302	$18,479	$3,961	$5,248	$5,511	$173,899	$(205,232)	$154,168

Total liabilities and equity	$377,280	$465,782	$151,200	$55,970	$65,908	$988,347	$(255,954)	$1,848,533

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$3,142	$—	$149	$211	$25,900	$(149)	$29,253
Cash and due from banks—intercompany	13	1,415	1	141	185	(1,614)	(141)	—
Federal funds sold and resale agreements	—	167,589	—	—	—	16,544	—	184,133
Federal funds sold and resale agreements—intercompany	—	31,446	—	—	—	(31,446)	—	—
Trading account assets	20	155,136	88	—	15	222,376	—	377,635
Trading account assets—intercompany	818	11,197	4,439	—	182	(16,636)	—	—
Investments	25,611	382	—	2,059	2,366	227,661	(2,059)	256,020
Loans, net of unearned income	—	663	—	48,663	55,387	638,166	(48,663)	694,216
Loans, net of unearned income—intercompany	—	—	134,744	3,433	11,129	(145,873)	(3,433)	—
Allowance for loan losses	—	(122)	—	(3,415)	(3,649)	(25,845)	3,415	(29,616)

Total loans, net	$—	$541	$134,744	$48,681	$62,867	$466,448	$(48,681)	$664,600
Advances to subsidiaries	167,043	—	—	—	—	(167,043)	—	—
Investments in subsidiaries	149,424	—	—	—	—	—	(149,424)	—
Other assets	12,148	74,740	51	6,156	6,970	332,920	(6,156)	426,829
Other assets—intercompany	14,998	108,952	3,997	254	504	(128,451)	(254)	—

Total assets	$370,075	$554,540	$143,320	$57,440	$73,300	$946,659	$(206,864)	$1,938,470

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$774,185	$—	$774,185
Federal funds purchased and securities loaned or sold	—	165,914	—	—	—	39,379	—	205,293
Federal funds purchased and securities loaned or sold—intercompany	8,673	34,007	—	—	—	(42,680)	—	—
Trading account liabilities	—	70,006	14	—	—	97,458	—	167,478
Trading account liabilities—intercompany	732	12,751	2,660	—	—	(16,143)	—	—
Short-term borrowings	2,571	9,735	30,994	—	222	83,169	—	126,691
Short-term borrowings—intercompany	—	87,432	66,615	6,360	39,637	(193,684)	(6,360)	—
Long-term debt	192,290	20,623	37,374	2,214	8,333	100,973	(2,214)	359,593
Long-term debt—intercompany	—	60,318	878	40,722	17,655	(78,851)	(40,722)	—
Advances from subsidiaries	7,660	—	—	—	—	(7,660)	—	—
Other liabilities	7,347	75,247	855	1,907	1,808	75,951	(1,907)	161,208
Other liabilities—intercompany	9,172	10,213	232	833	332	(19,949)	(833)	—

Total liabilities	$228,445	$546,246	$139,622	$52,036	$67,987	$812,148	$(52,036)	$1,794,448

Citigroup stockholders' equity	141,630	7,819	3,698	5,404	5,313	132,594	(154,828)	141,630
Noncontrolling interest	—	475	—	—	—	1,917	—	2,392

Total equity	$141,630	$8,294	$3,698	$5,404	$5,313	$134,511	$(154,828)	$144,022

Total liabilities and equity	$370,075	$554,540	$$143,320	$57,440	$73,300	$946,659	$(206,864)	$1,938,470

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash (used in) provided by operating activities	$(3,928)	$21,483	$2,262	$2,226	$2,008	$(42,562)	$(2,226)	$(20,737)

Cash flows from investing activities
Change in loans	$—	$—	$(11,257)	$1,081	$1,175	$(76,652)	$(1,081)	$(86,734)
Proceeds from sales and securitizations of loans	—	163	—	—	—	126,871	—	127,034
Purchases of investments	(12,895)	(13)	—	(401)	(431)	(107,022)	401	(120,361)
Proceeds from sales of investments	6,892	—	—	159	191	40,358	(159)	47,441
Proceeds from maturities of investments	19,559	—	—	185	216	37,761	(185)	57,536
Changes in investments and advances—intercompany	(12,386)	—	—	(1,960)	4,374	8,012	1,960	—
Business acquisitions	—	—	—	—	—	—	—	—
Other investing activities	—	(4,104)	—	—	—	(4,355)	—	(8,459)

Net cash provided by (used in) investing activities	$1,170	$(3,954)	$(11,257)	$(936)	$5,525	$24,973	$936	$16,457

Cash flows from financing activities
Dividends paid	$(2,539)	$—	$—	$—	$—	$—	$—	(2,539)
Dividends paid-intercompany	(119)	—	—	—	—	119	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—
Treasury stock acquired	(2)	—	—	—	—	—	—	(2)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	4,231	(1,515)	6,975	(450)	(1,416)	(14,722)	450	(6,447)
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	—	(14,241)	—	(7,242)	(1,994)	16,235	7,242	—
Change in deposits	—	—	—	—	—	30,552	—	30,552
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	—	(4,099)	(2,372)	6,406	(152)	(13,874)	(6,406)	(20,497)
Net change in short-term borrowings and other advances—intercompany	1,304	1,617	4,397	—	(3,974)	(3,344)	—	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	(108)	—	(5)	—	—	5	—	(108)

Net cash provided by (used in) financing activities	$2,767	$(18,238)	$8,995	$(1,286)	$(7,536)	$14,971	$1,286	$959

Effect of exchange rate changes on cash and due from banks	$—	—	—	—	—	$171	—	$171

Net cash used in discontinued operations	$—	—	—	—	—	$812	—	$812

Net increase (decrease) in cash and due from banks	$9	$(709)	$—	$4	$(3)	$(1,635)	$(4)	$(2,338)
Cash and due from banks at beginning of period	13	4,557	1	290	396	24,286	(290)	29,253

Cash and due from banks at end of period	$22	$3,848	$1	$294	$393	$22,651	$(294)	$26,915

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(36)	$(522)	$280	$(172)	$193	$(500)	$172	$(585)
Interest	4,282	4,448	1,641	1,893	408	4,305	(1,893)	15,084
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$779	$806	$557	$(779)	$1,363

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities of continuing operations	$2,478	$849	$891	$2,225	$2,383	$46,547	$(2,225)	$53,148

Cash flows from investing activities
Change in loans	$—	$91	$(6,360)	$(2,288)	$(2,442)	$(126,192)	$2,288	$(134,903)
Proceeds from sales and securitizations of loans	—	26	—	—	—	142,913	—	142,939
Purchases of investments	(124,202)	(159)	—	(525)	(734)	(88,375)	525	(213,470)
Proceeds from sales of investments	10,206	—	—	128	275	48,784	(128)	59,265
Proceeds from maturities of investments	89,480	—	2	278	316	41,668	(278)	131,466
Changes in investments and advances—intercompany	(15,297)	—	—	(1,695)	(525)	15,822	1,695	—
Business acquisitions	—	—	—	—	—	—	—	—
Other investing activities	—	(20,351)	—	—	—	22,479	—	2,128

Net cash (used in) provided by investing activities	$(39,813)	$(20,393)	$(6,358)	$(4,102)	$(3,110)	$57,099	$4,102	$(12,575)

Cash flows from financing activities
Dividends paid	$(3,873)	$—	$—	$—	$—	$—	$—	$(3,873)
Dividends paid-intercompany	(119)	(59)	—	—	—	178	—	—
Issuance of common stock	4,961	—	—	—	—	—	—	4,961
Issuance/(Redemptions) of preferred stock	27,424	—	—	—	—	—	—	27,424
Treasury stock acquired	(6)	—	—	—	—	—	—	(6)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	10,015	(8,685)	8,599	(618)	(1,414)	(16,417)	618	(7,902)
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	—	19,176	—	(3,284)	(2,176)	(17,000)	3,284	—
Change in deposits	—	—	—	—	—	(22,588)	—	(22,588)
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(4,347)	(1,521)	(1,941)	—	352	(24,586)	—	(32,043)
Net change in short-term borrowings and other advances—intercompany	3,611	9,430	(1,163)	5,764	3,955	(15,833)	(5,764)	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	(325)	—	—	—	—	—	—	(325)

Net cash provided by (used in) financing activities	$37,341	$18,341	$5,495	$1,862	$717	$(96,246)	$(1,862)	$(34,352)

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$212	$—	$212

Net cash from discontinued operations	$—	$—	$—	$—	$—	$185	$—	$185

Net increase (decrease) in cash and due from banks	$6	$(1,203)	$28	$(15)	$(10)	$7,797	$15	$6,618
Cash and due from banks at beginning of period	19	5,297	2	321	440	32,448	(321)	38,206

Cash and due from banks at end of period	$25	$4,094	$30	$306	$430	$40,245	$(306)	$44,824

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$952	$(2,599)	$160	$149	$24	$2,378	$(149)	$915
Interest	4,853	10,249	2,113	1,428	184	13,457	(1,428)	30,856
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$712	$741	$764	$(712)	$1,505

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Enron

        On May 14, 2009, a settlement agreement was executed among the parties in DK ACQUISITION PARTNERS, L.P., ET AL. v. J.P. MORGAN CHASE & CO., ET AL. and AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN CHASE & CO., ET AL. On June 3, 2009, a settlement agreement was executed among the parties in UNICREDITO ITALIANO, SpA, ET AL. v. J.P. MORGAN CHASE BANK, ET AL. The three actions, which were consolidated and pending trial in the United States District Court for the Southern District of New York, were brought against Citigroup and certain of its affiliates, and JPMorgan Chase and certain of its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities. Pursuant to the settlements, the cases were dismissed with prejudice.

Research

        On June 3, 2009, the Court of Appeals for the Second Circuit certified several Georgia state law questions to be resolved by the Georgia Supreme Court in HOLMES, ET AL. v. GRUBMAN, ET AL.

Subprime Mortgage—Related Litigation and Other Matters

        Securities Actions.    On April 17, 2009, a putative class action BRECHER, ET AL. v. CGMI, ET AL. was filed in California state court asserting claims against Citigroup, CGMI, and certain of the Company's current and former directors under California's Business and Professions Code and Labor Code, as well as under California common law, relating to, among other things, losses incurred on common stock awarded to Smith Barney financial advisors in connection with the execution of their employment contracts. On May 19, 2009, an amended complaint was filed. On July 9, 2009, the Judicial Panel on Multidistrict Litigation was notified that BRECHER, ET AL. v. CGMI, ET AL. is a potential tag-along action to IN RE CITIGROUP, INC. SECURITIES LITIGATION. On July 15, 2009, after having removed the case to the United States District Court for the Southern District of California, defendants filed motions to dismiss the complaint and to stay all further proceedings pending resolution of the tag-along petition.

        On May 7, 2009, BUCKINGHAM v. CITIGROUP INC., ET AL. and CHEN v. CITIGROUP INC., ET AL. were consolidated with IN RE CITIGROUP INC. BOND LITIGATION.

        On May 11, 2009, a putative class action ASHER, ET AL. v. CITIGROUP INC., ET AL. was filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933 in connection with plaintiffs' investments in certain offerings of preferred stock issued by the Company. On May 15, 2009, plaintiffs in IN RE CITIGROUP INC. BOND LITIGATION requested that ASHER and PELLEGRINI v. CITIGROUP INC., ET AL. be consolidated with IN RE CITIGROUP INC. BOND LITIGATION.

        On May 20, 2009, EPIRUS CAPITAL MANAGEMENT, LLC, ET AL. v. CITIGROUP INC., ET AL. was designated as related to IN RE CITIGROUP INC. SECURITIES LITIGATION. On June 10 and June 24, 2009, defendants filed motions to dismiss the verified complaint.

        Derivative Actions.    On July 16, 2009, a derivative lawsuit LERNER v. CITIGROUP INC., ET AL. was filed in New York state court against various current and former officers and directors of Citigroup alleging derivative claims of mismanagement and breach of fiduciary duty in connection with subprime mortgage—related exposures.

Other Matters.

        Underwriting Actions. In its capacity as a member of various underwriting syndicates, CGMI also has been named as a defendant in several subprime-related actions asserted against various issuers of debt and other securities. Most of these actions involve claims asserted on behalf of putative classes of purchasers of securities for alleged violations of Sections 11 and 12(a)(2) of the Securities Act of 1933.

        American Home Mortgage.    On July 7, 2009, lead plaintiffs filed a motion in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION for preliminary approval of settlements reached with all defendants (including Citigroup and CGMI).

        AIG.    On March 20, 2009, four putative class actions were consolidated by the United States District Court for the Southern District of New York under the caption IN RE AMERICAN INTERNATIONAL GROUP, INC. 2008 SECURITIES LITIGATION. Plaintiffs filed a consolidated amended complaint on May 19, 2009, which includes two Citigroup affiliates among the underwriter defendants.

        Public Nuisance and Related Actions. On May 15, 2009, CITY OF CLEVELAND v. AMERIQUEST MORTGAGE SECURITIES, INC., ET AL. was dismissed with prejudice. The City of Cleveland has appealed the dismissal to the United States Court of Appeals for the Sixth Circuit.

        Counterparty Actions.    Counterparties to transactions involving CDOs, SIVs, credit default swaps ("CDS"), and other instruments related to investments in mortgage-backed securities have sued Citigroup on a variety of theories. On August 3, 2009, one such counterparty filed an action—AMBAC CREDIT PRODUCTS, LLC v. CITIGROUP INC., et al.—in New York Supreme Court, County of New York, alleging various claims including fraud and breach of fiduciary duty in connection with Citigroup's purchase of CDS from Ambac as credit protection for a $1.95 billion super-senior tranche of a CDO structured by Citigroup, the underlying assets of which allegedly included subprime mortgage-backed securities. Ambac alleges, among other things, that Citigroup misrepresented the nature of the risks that were being transferred.

        Governmental and Regulatory Matters. Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

Auction Rate Securities—Related Litigation and Other Matters

        Securities Actions.    On June 10, 2009, the Judicial Panel on Multidistrict Litigation granted CGMI's motion to transfer AMERICAN EAGLE OUTFITTERS, INC., ET AL. v. CITIGROUP GLOBAL MARKETS INC. from the United

States District Court for the Western District of Pennsylvania to the United States District Court for the Southern District of New York, where it will be coordinated with IN RE CITIGROUP INC. AUCTION RATE SECURITIES LITIGATION and FINN v. SMITH BARNEY, ET AL. On June 17, 2009, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring three other individual auction rate securities actions pending against CGMI in other federal courts to the United States District Court for the Southern District of New York. Plaintiffs in those actions have opposed their transfer.

        On April 1, 2009, TEXAS INSTRUMENTS INC. v. CITIGROUP GLOBAL MARKETS INC., ET AL. was filed in Texas state court asserting violations of state securities law by CGMI, BNY Capital Markets, Inc. and Morgan Stanley and Co., Inc. Defendants removed the case to the United States District Court for the Northern District of Texas, and plaintiff has moved to have it remanded to state court. On May 8, 2009, CGMI filed a motion to sever the claims against it from the claims against its co-defendants.

        Governmental and Regulatory Actions.    Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

Falcon and ASTA/MAT-Related Litigation and Other Matters

        Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al.    On June 19, 2009, the Delaware Supreme Court denied the appeal of the settlement objectors from the Delaware Chancery Court's approval of the settlement of this matter and affirmed the order approving the settlement.

        In re MAT Five Securities Litigation.    On July 8, 2009, the United States District Court for the Southern District of New York approved the voluntary dismissal of this action.

        Puglisi v. Citigroup Alternative Investments LLC, et al.    On May 29, 2009, the United States District Court for the Southern District of New York denied plaintiff's motion to remand this action to state court. On July 8, 2009, the District Court dismissed this action without prejudice in connection with the dismissal of IN RE MAT FIVE SECURITIES LITIGATION.

        ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al.    On May 1, 2009, the United States District Court for the Southern District of New York denied plaintiffs' motion to remand this action to state court. On July 15, 2009, plaintiffs filed an amended complaint.

        Zentner v. Citigroup, et al.    (putative class action concerning MAT 2, 3 and 5, which was consolidated with IN RE MAT FIVE SECURITIES LITIGATION). On July 8, 2009, the United States District Court for the Southern District of New York dismissed this action, without prejudice, in connection with the dismissal of IN RE MAT FIVE SECURITIES LITIGATION.

        Zentner v. Citigroup, et al.    (putative class action concerning Falcon Plus). On May 19, 2009, the New York Supreme Court issued a letter order, stating that it would approve a settlement of plaintiff's individual claims. Plaintiff filed a stipulation dismissing this action on July 6, 2009.

        Governmental and Regulatory Matters.    Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

IPO Securities Litigation

        On June 10, 2009, the United States District Court for the Southern District of New York entered an order preliminarily approving the proposed settlement of this matter and scheduling a hearing to determine whether the proposed settlement should be finally approved.

Wachovia/Wells Fargo Litigation

        On July 13, 2009, the United States District Court for the Southern District of New York ruled that Section 126(c) of the Emergency Economic Stabilization Act of 2008 bars the enforcement of the Citigroup-Wachovia Exclusivity Agreement in connection with the Wachovia-Wells Fargo transaction. Citi plans to pursue further proceedings in this litigation, including an appeal of the court's ruling.

Other Matters

        Lehman Brothers—Structured Notes.    A public prosecutor in Greece has opened an investigation, while a public prosecutor in Belgium has served a writ of summons on a Citigroup subsidiary and three current and former employees.

        W.R. Huff Asset Management Co., LLC v. Kohlberg Kravis Roberts & Co., L.P.    In August 1999, W. R. Huff Asset Management Co., LLC filed this lawsuit (the "KKR Case") on behalf of its clients who purchased 10 1/2% Senior Subordinated Notes issued in 1995 in connection with the leveraged recapitalization of Bruno's, Inc. The case was filed in Alabama state court against Robinson Humphrey Co. LLC, which served as financial advisor to Bruno's in connection with the leveraged recapitalization (and which later became a fully owned subsidiary of Salomon Smith Barney) and others. The KKR Case arises out of the same transaction at issue in 27001 PARTNERSHIP, ET AL. v. BT SECURITIES CORP., ET AL. (the "BT Securities Case"). The allegations and potential exposure in the KKR Case and BT Securities Case are similar, with plaintiffs seeking compensatory damages, punitive damages, attorneys' fees, costs and pre-judgment interest in an amount they allege to be between approximately $250 million and $750 million. After years of motion practice over jurisdictional issues, on April 29, 2009, the Court of Appeals for the Eleventh Circuit affirmed the District Court's order allowing Huff to amend its complaint to substitute the same 46 individual noteholders named as plaintiffs in the BT Securities Case as plaintiffs in the KKR Case, resulting in remand of the case to Alabama state court. Defendants' motion to strike the Fourth Amended Complaint and plaintiffs' motion to consolidate the BT Securities and KKR Cases are pending.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Share Repurchases

        Under its long-standing repurchase program, the Company may buy back common shares in the market or otherwise from time to time. This program may be used for many purposes, including to offset dilution from stock-based compensation programs.

        The following table summarizes the Company's share repurchases during the first six months of 2009:

In millions, except per share amounts	Total shares purchased(1)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plans or programs
First quarter 2009
Open market repurchases(1)	0.2	$3.03	$6,741
Employee transactions(2)	10.7	3.56	N/A

Total first quarter 2009	10.9	$3.55	$6,741
April 2009
Open market repurchases(1)	0.1	$3.36	$6,740
Employee transactions(2)	0.2	3.09	N/A
May 2009
Open market repurchases(1)	—	$—	$6,740
Employee transactions(2)	0.1	3.61	N/A
June 2009
Open market repurchases(1)	0.1	$2.98	$6,740
Employee transactions(2)	4.1	3.69	N/A

Second quarter 2009
Open market repurchases(1)	0.2	$3.27	$6,740
Employee transactions(2)	4.4	3.67	N/A

Total second quarter 2009	4.6	$3.65	$6,740

Year-to-date 2009
Open market repurchases(1)	0.4	$3.16	$6,740
Employee transactions(2)	15.1	3.59	N/A

Total year-to-date 2009	15.5	$3.58	$6,740

(1)
All open market repurchases were transacted under an existing authorized share repurchase plan. On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases. Shares repurchased in the first and second quarters of 2009 relate to customer fails/errors.

(2)
Consists of shares added to treasury stock related to activity on employee stock option program exercises, where the employee delivers existing shares to cover the option exercise, or under the Company's employee restricted or deferred stock program, where shares are withheld to satisfy tax requirements.

N/A Not applicable.

        In accordance with the recent exchange agreements with the U.S. government, the Company agreed not to pay a quarterly common stock dividend exceeding $0.01 per share per quarter for so long as the USG holds any debt or equity security of Citigroup (or any affiliate thereof) acquired by the USG in connection with the public and private exchange offers, without the consent of the U.S. government. Any dividend on Citi's outstanding common stock would need to be made in compliance with Citi's obligations to any remaining outstanding preferred stock. In addition, pursuant to various of its agreements with the U.S. government, the Company agreed not to repurchase its common stock subject to certain limited exceptions, including in the ordinary course of business as part of employee benefit programs, without the consent of the U.S. government.

Item 4. Submission of Matters to a Vote of Security Holders

        For the results of Citigroup's Annual Meeting of Stockholders held on April 21, 2009, please refer to the information under Part II, Item 4 "Submission of Matters to a Vote of Security Holders" in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2009.

 Item 6. Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of August, 2009.

CITIGROUP INC. (Registrant)
By	/s/ JOHN C. GERSPACH John C. Gerspach Chief Financial Officer (Principal Financial Officer)
By	/s/ JEFFREY R. WALSH Jeffrey R. Walsh Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

2.01		Amended and Restated Joint Venture Contribution and Formation Agreement, dated May 29, 2009, by and among Citigroup Inc. (the Company), Morgan Stanley and Morgan Stanley Smith Barney Holdings LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 3, 2009 (File No. 1-9924).
2.02	+
Share Purchase Agreement, dated May 1, 2009, by and among Nikko Citi Holdings Inc., Nikko Cordial Securities Inc., Nikko Citi Business Services Inc., Nikko Citigroup Limited, and Sumitomo Mitsui Banking Corporation.
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
3.01.5
Certificate of Designation of 6.5% Non-Cumulative Convertible Preferred Stock, Series T, of the Company, incorporated by reference to Exhibit 3.09 to the Company's Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).
3.01.6
Certificate of Designation of 8.125% Non-Cumulative Preferred Stock, Series AA, of the Company, incorporated by reference to Exhibit 3.10 to the Company's Current Report on Form 8-K filed January 25, 2008 (File No. 1-9924).
3.01.7
Certificate of Designation of 8.40% Fixed Rate/Floating Rate Non-Cumulative Preferred Stock, Series E, of the Company, incorporated by reference to Exhibit 3.01 to the Company's Current Report on Form 8-K filed April 28, 2008 (File No. 1-9924).
3.01.8
Certificate of Designation of 8.50% Non-Cumulative Preferred Stock, Series F, of the Company, incorporated by reference to Exhibit 3.01 to the Company's Current Report on Form 8-K filed May 13, 2008 (File No. 1-9924).
3.01.9
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series H, of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 30, 2008 (File No. 1-9924).
3.01.10
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series I, of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 31, 2008 (File No. 1-9924).
3.01.11
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series G, of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).
3.01.12
Certificate of Designation of Series R Participating Cumulative Preferred Stock of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 12, 2009 (File No. 1-9924).
3.01.13
Certificate of Designations of Series M Common Stock Equivalent of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 23, 2009 (File No. 1-9924).
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
4.02		Warrant, dated December 31, 2008, issued by the Company to the UST, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed December 31, 2008 (File No. 1-9924).
4.03		Warrant, dated January 15, 2009, issued by the Company to the UST, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).
4.04		Tax Benefits Preservation Plan, dated June 9, 2009, between the Company and Computershare Trust Company, N.A.,

incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 10, 2009 (File No. 1-9924).
10.01		Citigroup 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 22, 2009 (File No. 1-9924).
10.02	+	Letter of Understanding, dated April 22, 2008, between the Company and Ajaypal Banga.
12.01	+	Calculation of Ratio of Income to Fixed Charges.
12.02	+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01	+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	+	Residual Value Obligation Certificate.
101.01	+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended June 30, 2009, filed on August 7, 2009, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith