Form 10-Q
period 2009-09-30
CITIGROUP INC
filed 2009-11-06
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

Common stock outstanding as of September 30, 2009: 22,863,947,261

Available on the web at www.citigroup.com

CITIGROUP INC.

THIRD QUARTER OF 2009—FORM 10-Q

THE COMPANY

        Citigroup Inc. (Citigroup and, together with its subsidiaries, the Company, Citi or Citigroup) is a global diversified financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers. Citigroup has approximately 200 million customer accounts and does business in more than 140 countries. Citigroup was incorporated in 1988 under the laws of the State of Delaware.

        The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 registered with, and subject to examination by, the Board of Governors of the Federal Reserve System (FRB). Citibank, N.A. is a U.S. national bank subject to supervision and examination by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC). Some of the Company's other subsidiaries are also subject to supervision and examination by their respective federal and state authorities or, in the case of overseas subsidiaries, the regulators of the respective jurisdictions.

        This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup's Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Annual Report on Form 10-K), Citigroup's updated 2008 historical financial statements and notes filed on Form 8-K with the Securities and Exchange Commission (SEC) on October 13, 2009 and Citigroup's Quarterly Reports on Form 10-Q for the quarters ended June 30, 2009 and March 31, 2009. Additional financial, statistical, and business-related information for the third quarter of 2009, as well as business and segment trends, are included in a Financial Supplement that was furnished as Exhibit 99.2 to the Company's Form 8-K, filed with the SEC on October 15, 2009.

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

(1)
Asia includes Japan, Latin America includes Mexico, and North America includes U.S., Canada and Puerto Rico.

CITIGROUP INC. AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL DATA—Page 1

				Nine Months Ended September 30,
	Third Quarter
In millions of dollars, except per share amounts			% Change			% Change
	2009	2008		2009	2008
Net interest revenue	$11,998	$13,404	(10)%	$37,753	$40,478	(7)%
Non-interest revenue	8,392	2,854	NM	37,127	5,475	NM

Revenues, net of interest expense	$20,390	$16,258	25%	$74,880	$45,953	63%
Operating expenses	11,824	14,007	(16)	35,508	44,598	(20)
Provisions for credit losses and for benefits and claims	9,095	9,067	—	32,078	22,019	46

Income (Loss) from Continuing Operations before Income Taxes	$(529)	$(6,816)	92	$7,294	$(20,664)	NM
Income taxes (benefits)	(1,122)	(3,295)	66	620	(9,628)	NM

Income (Loss) from Continuing Operations	$593	$(3,521)	NM	$6,674	$(11,036)	NM
Income (Loss) from Discontinued Operations, net of taxes	(418)	613	NM	(677)	578	NM

Net Income (Loss) before attribution of Noncontrolling Interests	$175	$(2,908)	NM	$5,997	$(10,458)	NM
Net Income (Loss) attributable to Noncontrolling Interests	74	(93)	NM	24	(37)	NM

Citigroup's Net Income (Loss)	$101	$(2,815)	NM	$5,973	$(10,421)	NM

Less:
Preferred dividends—Basic	$(272)	$(389)	30%	$(2,988)	$(833)	NM
Impact of the conversion price reset related to the $12.5 billion convertible preferred stock private issuance—Basic(1)	—	—	—	(1,285)	—	NM
Preferred stock Series H discount accretion—Basic	(16)	—	NM	(123)	—	NM
Impact of the Public and Private Preferred stock exchange offer	(3,055)	—	NM	(3,055)	—	NM

Income (loss) available to common stockholders	(3,242)	(3,204)	(1)	(1,478)	(11,254)	87
Allocation of dividends to common stock and participating securities, net of forfeitures	—	(1,738)	NM	(63)	(5,151)	99

Undistributed earnings (loss) for basic EPS	$(3,242)	$(4,942)	34%	$(1,541)	$(16,405)	91%
Convertible Preferred Stock Dividends	—	270	NM	540	606	(11)

Undistributed earnings (loss) for diluted EPS	$(3,242)	$(4,672)	31%	$(1,001)	$(15,799)	94%

Earnings per share
Basic(2)
Income (loss) from continuing operations	$(0.23)	$(0.72)	68%	$(0.10)	$(2.28)	96%
Net income (loss)	(0.27)	(0.61)	56	(0.19)	(2.17)	91

Diluted(2)
Income (loss) from continuing operations	$(0.23)	$(0.72)	68%	$(0.10)	$(2.28)	96%
Net income (loss)	(0.27)	(0.61)	56	(0.19)	(2.17)	91

[Continued on the following page, including notes to table.]

SUMMARY OF SELECTED FINANCIAL DATA—Page 2

				Nine Months Ended September 2009,
	Third Quarter
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
At September 30:
Total assets	$1,888,599	$2,050,131	(8)%
Total deposits	832,603	780,343	7
Long-term debt	379,557	393,097	(3)
Mandatorily redeemable securities of subsidiary Trusts (included in Long-term debt)	34,531	23,836	45
Common stockholders' equity	140,530	98,638	42
Total stockholders' equity	140,842	126,062	12
Direct staff (in thousands)	276	352	(22)

Ratios:
Return on common stockholders' equity(3)	(12.2)%	(12.2)%		(2.3)%	(13.8)%

Tier 1 Common(4)	9.12%	3.72%
Tier 1 Capital	12.76%	8.19%
Total Capital	16.58%	11.68%
Leverage(5)	6.87%	4.70%

Common stockholders' equity to assets	7.4%	4.8%
Ratio of earnings to fixed charges and preferred stock dividends	0.96	NM		1.16	NM

(1)
For the nine months ended September 30, 2009, Income available to common stockholders includes a reduction of $1.285 billion related to a conversion price reset pursuant to Citigroup's prior agreement with the purchasers of $12.5 billion convertible preferred stock issued in a private offering in January 2008. The conversion price was reset from $31.62 per share to $26.35 per share. There was no impact to net income, total stockholders' equity or capital ratios due to the reset. However, the reset resulted in a reclassification from Retained earnings to Additional paid-in capital of $1.285 billion and a reduction in Income available to common stockholders of $1.285 billion. The 2009 third quarter Income available to common stockholders includes a reduction of $3.055 billion related to the preferred stock exchanged for common stock and trust preferred securities as part of the exchange offers.

(2)
The Company adopted Accounting Standards Codification (ASC) 260-10-45 to 65, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" on January 1, 2009. All prior periods have been restated to conform to the current presentation. The Diluted EPS calculation for the third quarter and nine months of 2009 and 2008 utilize Basic shares and Income available to common stockholders (Basic) due to the negative Income available to common stockholders. Using actual Diluted shares and Income available to common stockholders (Diluted) would result in anti-dilution.

(3)
The return on average common stockholders' equity is calculated using income (loss) available to common stockholders.

(4)
As defined by the banking regulators, the Tier 1 Common ratio represents Tier 1 Capital less perpetual preferred stock, qualifying noncontrolling interests in subsidiaries and qualifying mandatorily redeemable securities of subsidiary trusts divided by risk-weighted assets. Tier 1 Common ratio is a non-GAAP measure. See "Capital Resources and Liquidity" below for additional information on this measure.

(5)
The Leverage ratio represents Tier 1 Capital divided by each period's quarterly adjusted average total assets.

NM    Not meaningful

        Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation.

        Within this Form 10-Q, please refer to the indices on pages 2 and 86 for page references to the Management's Discussion and Analysis section and Notes to Consolidated Financial Statements, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER OF 2009 MANAGEMENT SUMMARY

        Citigroup reported net income of $101 million, and a loss of ($0.27) per diluted share, for the third quarter of 2009. The ($0.27) loss per share reflected a $3.1 billion charge to retained earnings related to the closing of the exchange offers, the remaining preferred stock dividends required to be paid prior to the closing of the exchange offers and the remaining quarterly accretion of the Series H preferred stock discount.

        Revenues of $20.4 billion increased 25% from year-ago levels due primarily to positive revenue marks and gains in Citi Holdings relative to the prior-year period, and a $1.4 billion gain from the extinguishment of debt associated with the closing of the exchange offers. The increase was partially offset by credit valuation adjustments (CVA) of $1.7 billion in Securities and Banking, the absence of Smith Barney revenues of $2.0 billion in the third quarter of 2009 and foreign currency translation.

        Net interest revenue declined 10% from the 2008 third quarter, primarily reflecting the Company's smaller balance sheet. Net interest margin in the third quarter of 2009 was 2.95%, down 20 basis points from the third quarter of 2008, reflecting a decrease in asset yields related to the decrease in the Federal funds rate, largely offset by significantly lower funding costs. Non-interest revenue increased $5.5 billion from a year ago, primarily reflecting the absence of significant losses in the Citi Holdings Special Asset Pool portfolio.

        Operating expenses decreased 16% from the year-ago quarter and were down 1% from the second quarter of 2009 primarily due to divestitures, including Smith Barney, the re-sizing of the Citi Holdings businesses, the re-engineering of Citicorp processes, expense control, and the impact of foreign currency translation. Headcount of 276,000 was down 76,000 from September 30, 2008 and down 3,000 from June 30, 2009.

        The Company's total allowance for loan losses totaled $36.4 billion at September 30, 2009, a coverage ratio of 5.85% of total loans up from 5.6% at June 30, 2009, even though corporate loans declined by $13 billion during the quarter and consumer loans decreased by $6 billion. During the third quarter of 2009, the Company recorded a net build of $802 million to its credit reserves. The build for the quarter was $3.1 billion lower than the second quarter of 2009, consisting of a net build of $893 million for consumer loans and a net release of $91 million for corporate loans.

        Consumer non-accrual loans totaled $17.9 billion at September 30, 2009, compared to $15.8 billion at June 30, 2009 and $10.8 billion at September 30, 2008, primarily related to the recognition of SFAS 114 charge-offs in the quarter. The consumer loan delinquency rate was 4.70% at September 30, 2009, compared to 4.24% at June 30, 2009 and 2.66% a year ago. Delinquencies continue to rise for the first mortgage portfolio in the U.S. due primarily to the lengthening of the foreclosure process by many states and the increasing impact of the Home Affordable Modification Program (HAMP). Loans in the HAMP trial modification period are reported as delinquent if the original contractual payments are not received on time (even if the reduced payments agreed to under the program are made by the borrower) until the loan has completed the trial period under the program (see "Loan and Credit Details—Consumer Loan Modification Programs" and "—U.S. Consumer Mortgage Lending" below).

        Corporate non-accrual loans were $14.8 billion at September 30, 2009, compared to $12.4 billion at June 30, 2009 and $2.7 billion a year ago. The increase from the prior quarter is mainly due to the Company's continued policy of actively moving loans into non-accrual at earlier stages of anticipated distress. Over two-thirds of the non-accrual corporate loans are current and continue to make their contractual payments. The increase from prior-year levels is also attributable to the transfer of non-accrual loans from the held-for-sale portfolio (which are carried at lower-of-cost-or-fair value and excluded from non-accrual loans) to the held-for-investment portfolio during the fourth quarter of 2008. The total allowance for loan loss reserve balance for funded corporate loans remained stable at $8 billion at the end of the quarter, or 4.4% of corporate loans, up from 4.1% in the second quarter of 2009.

        The Company's effective tax rate on continuing operations in the third quarter of 2009 was 212% versus 48% in the prior-year period. The tax provision reflected a higher proportion of income earned and indefinitely reinvested in countries with relatively lower tax rates as well as a higher proportion of income from tax advantaged sources. The current quarter also includes a tax benefit of $103 million in continuing operations relating to a release of tax reserves on interchange fees, which was supported by a favorable Tax Court decision in a case litigated by another financial institution.

        Total deposits were $833 billion at September 30, 2009, up 3% from June 30, 2009 and up 7% from year-ago levels. At September 30, 2009, the Company had increased its structural liquidity (equity, long-term debt and deposits) as a percentage of assets from 66% at December 31, 2008 to 72% at September 30, 2009. Over the past six months, Citigroup and its subsidiaries have issued $20 billion of non-guaranteed debt outside of the FDIC's TLGP.

        Citigroup has continued its deleveraging, reducing total assets from $2,050 billion a year ago to $1,889 billion at September 30, 2009. Asset reductions in Citi Holdings made up approximately 98% of the decline, reflecting the Company's continued strategy of reducing its assets and exposures in this business segment, which are down by almost one-third since the peak levels of early 2008.

        Primarily as a result of the exchange offers, Citigroup increased its Tier 1 Common by $63 billion from the second quarter of 2009 to $90 billion. In addition, the Company's Tangible Common Equity (TCE) increased by $62 billion from the second quarter of 2009 to $102 billion at September 30, 2009. (TCE and Tier 1 Common are non-GAAP financial measures. See "Capital Resources and Liquidity" for additional information on these measures.)

        The closing of the exchange offers also resulted in a reconstitution of the Company's equity base. Common Equity increased 98% from December 31, 2008 to $140.5 billion. Citigroup's total stockholders' equity decreased by $11.5 billion during the third quarter of 2009 to $140.8 billion, primarily reflecting the impact of the exchange offers, partially offset by a $4.0 billion improvement in Accumulated Other Comprehensive Income. Citigroup's total equity capital base and trust preferred securities were $175.4 billion at September 30, 2009. The Tier 1 Capital ratio and Tier 1 Common ratio were 12.76% and 9.12%, respectively, at September 30, 2009.

 SIGNIFICANT EVENTS IN THE THIRD QUARTER OF 2009

        Certain significant events have occurred during the fiscal year to date, including events subsequent to September 30, 2009, that had, or could have, an effect on Citigroup's current and future financial condition, results of operations, liquidity and capital resources. These events are summarized below and discussed throughout this MD&A.

EXCHANGE OFFERS

Private Exchange Offers

        On July 23, 2009, Citigroup closed its exchange offers with the private holders of $12.5 billion aggregate liquidation value of preferred stock. The U.S. Treasury (UST) matched these exchange offers by exchanging $12.5 billion aggregate liquidation value of its preferred stock, for a total closing of $25 billion. Following the approval, on September 2, 2009, by Citi shareholders of an increase in Citi's authorized common stock, on September 10, 2009, the private holders and the UST received an aggregate of approximately 7,692 million shares of Citigroup common stock.

Public Exchange Offers

        On July 29, 2009, Citigroup closed its exchange offers with the holders of approximately $20.4 billion in aggregate liquidation value of publicly-held preferred stock and trust preferred securities, representing 99% of the total liquidation value of securities Citigroup was offering to exchange. Upon closing of the public exchange offers, Citi issued approximately 5.8 billion shares of common stock to the public exchange offer participants.

        In addition, on July 30, 2009, the UST matched the public exchange offers by exchanging an additional $12.5 billion aggregate liquidation value of its preferred stock. Following the increase in Citigroup's authorized common stock, on September 10, 2009, the UST received an additional approximately 3.8 billion shares of Citigroup common stock.

        In total, approximately $58 billion in aggregate liquidation value of preferred stock and trust preferred securities were exchanged for common stock upon completion of all stages of the exchange offers. As a result of the exchange offers, the UST owned approximately 33.6% of Citigroup's outstanding common stock, not including the exercise of the warrants issued to the UST as part of TARP and pursuant to the loss-sharing agreement. See "Government Programs" below.

Trust Preferred Securities

        On July 30, 2009, all remaining preferred stock of Citigroup held by the UST and the FDIC that was not exchanged into Citigroup common stock in connection with the exchange offers, in an aggregate liquidation amount of approximately $27.1 billion, was exchanged into newly issued 8% trust preferred securities.

Accounting Impact

        The accounting for the exchange offers resulted in the de-recognition of preferred stock and the recognition of the common stock issued at fair value in the Common stock and Additional paid-in capital accounts in equity. The difference between the carrying amount of preferred stock and the fair value of the common stock was recorded in Retained earnings (impacting net income available to common shareholders and EPS) or Additional paid-in capital accounts in equity, depending on whether the preferred stock was originally non-convertible or convertible.

        For the U.S. Government (USG) preferred stock that was converted to 8% trust preferred securities, the newly issued trust preferred securities were initially recorded at fair value as Long-term debt. The difference between the carrying amount of the preferred stock and the fair value of the trust preferred securities was recorded in Retained earnings after adjusting for the appropriate deferred tax liability (impacting net income available to common shareholders and EPS). For trust preferred securities exchanged for common stock, the carrying amount recorded as long-term debt was de-recognized and the common stock issued was recorded at fair value in the Common Stock and the Additional Paid-in Capital accounts in equity. The difference between the carrying amount of the trust preferred securities and the fair value of the common stock was recorded in Other revenue in the third quarter of 2009.

        The following table presents the impact of the completion of all stages of the exchange offers to Citigroup's common shares outstanding and to its balance sheet:

(in millions of dollars, except incremental number of Citigroup common shares)					Impact on
Security	Notional Amounts	Converted Into	Incremental Number of Citigroup Common Shares	Date of Settlement	Other Assets(3)	Long- Term Debt	Preferred Stock	Common Stock	Additional Paid In Capital	Income Statement(2)	Retained Earnings(1)
			(in millions)
Convertible Preferred Stock held by Private Investors	$12,500	Common Stock	3,846	7/23/2009	$—	—	$(12,500)	$38	$21,801	$—	$(9,340)
Convertible Preferred Stock held by Public Investors	3,146	Common Stock	823	7/29/2009	—	—	(3,146)	8	5,128	—	(1,990)
Non-Convertible Preferred Stock held by Public Investors	11,465	Common Stock	3,351	7/29/2009	—	—	(11,465)	33	9,116	—	2,316
Trust Preferred Securities held by Public Investors	5,773	Common Stock	1,660	7/29/2009	(602)	(5,972)	—	17	4,515	851	851
USG TARP Preferred Stock matching the Preferred Stock held by Private Investors	12,500	Common Stock	3,846	7/23/2009	—	—	(11,924)	38	10,615	—	1,270
USG TARP Preferred Stock matching the Preferred Stock and Trust Preferred Securities held by Public Investors	12,500	Common Stock	3,846	7/30/2009	—	—	(11,926)	39	10,615	—	1,272
USG TARP Preferred Stock	20,000	TruPS	—	7/30/2009	(2,883)	12,004	(19,514)	—	—	—	4,627
Non-Convertible Preferred Stock held by U.S. Treasury and FDIC related to covered asset guarantee (loss-sharing agreement)	7,059	TruPS	—	7/30/2009	(503)	4,237	(3,530)	—	—	—	(1,210)
Total			17,372		$(3,988)	$10,269	$(74,005)	$173	$61,790	$851	$(2,204)

Note: Table may not foot due to roundings.

Summary of Impact of Exchange Offers

        During the third quarter of 2009, TCE increased by $60 billion as a result of the exchange of approximately $74 billion carrying amount of preferred shares and $6 billion carrying value of trust preferred securities for 17,372 million shares of common stock and approximately $27.1 billion liquidation amount of trust preferred securities (recorded as Long-term debt at its fair value of $16.2 billion). This resulted in an increase to common stock and APIC of $62 billion and a reduction in Retained earnings of approximately $2 billion, for a total increase in TCE of approximately $60 billion. The additional $64 billion of Tier 1 Common includes the impact of the above plus a reduction in the disallowed Deferred tax asset (which increases Tier 1 Common) that arises from the accounting for the transactions. TCE and Tier 1 Common are non-GAAP financial measures. See "Capital Resources and Liquidity" below for additional information on these measures.

(1)
The Retained earnings impact primarily reflects:

a)
Difference between the carrying value of the preferred stock exchanged versus the fair value of the common stock and trust preferred securities issued.

b)
Value of inducement offer to the convertible preferred stock holders (calculated as the incremental shares received in excess of the original terms multiplied by stock price on the commitment date); and

c)
After-tax gain from extinguishment of debt associated with the trust preferred securities held by public investors.

(2)
After-tax gain reflected in third quarter 2009 earnings of approximately $0.9 billion from the extinguishment of debt associated with the trust preferred securities held by public investors.

(3)
Primarily represents the impact on deferred taxes of the various exchange transactions, which will benefit Tier 1 Common and Tier 1 Capital.

        Earnings per share in the third quarter of 2009 was impacted by (1) the increase in shares outstanding as a result of the issuance of common shares and interim securities and the timing thereof, (2) the net impact to Retained earnings and income statement resulting from the exchange offers and (3) dividends on USG preferred shares accrued up to the date of their conversion to interim securities and trust preferred securities.

DEFERRED TAX ASSET

        Deferred taxes are recorded for the future consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets (DTAs) are recognized subject to management's judgment that realization is more likely than not.

        As of September 30, 2009, Citigroup had recognized a net deferred tax asset of approximately $38 billion, down $4 billion from approximately $42 billion at June 30, 2009 and down $6.5 billion from approximately $44.5 billion at December 31, 2008. Approximately $13 billion of the net deferred tax asset is included in Tier 1 and Tier 1 Common regulatory capital. The principal items reducing the deferred tax asset during 2009 were a decrease of approximately $3.9 billion relating to the exchange offers and $2.8 billion due to an increase in Other Comprehensive Income.

        Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset at September 30, 2009 is more likely than not based upon expectations of future taxable income in the jurisdictions in which it operates and available tax planning strategies.

        Approximately $17 billion of Citigroup's DTA is represented by U.S. federal, state and local tax return carry-forwards subject to expiration substantially beginning in 2017 and continuing through 2028. The remaining $21 billion DTA is largely due to timing differences between the recognition of income for GAAP and tax, representing net deductions that have not yet been taken on a tax return and are not currently subject to expiration. The most significant source of these timing differences is the loan loss reserve build, which accounts for approximately $14 billion of the net DTA. In general, Citigroup would need to generate approximately $85 billion of taxable income during the respective carry-forward periods to fully realize its U.S. federal, state and local DTA.

        Citi's ability to utilize its deferred tax assets to offset future taxable income may be significantly limited if Citi experiences an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change will occur if there is a cumulative change in Citi's ownership by "5% shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period.

        The common stock issued pursuant to the exchange offers did not result in an ownership change under the Code. On June 9, 2009, the board of directors of Citigroup adopted a tax benefits preservation plan (the "Plan"). The purpose of the Plan is to minimize the likelihood of an ownership change occurring for Section 382 purposes and thus protect Citigroup's ability to utilize certain of its deferred tax assets, such as net operating loss and tax credit carry forwards, to offset future income. Despite adoption of the Plan, future stock issuance or transactions in our stock that may not be in our control, including sales by the USG, may cause Citi to experience an ownership change and thus limit the Company's ability to utilize its deferred tax asset and reduce its TCE and stockholders' equity.

DIVESTITURES

Sale of Nikko Cordial Securities

        On October 1, 2009, Citigroup completed the sale of its domestic Japanese domestic securities business, conducted principally through Nikko Cordial Securities Inc. (NCS) to Sumitomo Mitsui Banking Corporation in a transaction with a total cash value of approximately $8.7 billion (¥776 billion). The transaction will be recorded in the fourth quarter of 2009. After considering the impact of foreign exchange hedges of the proceeds of the transaction (most of which has been recorded in the second and third quarters of 2009), the sale will result in an immaterial after-tax gain to Citigroup.

        Beginning in the second quarter of 2009, the results of NCS and its related companies are reflected as Discontinued Operations in the Company's Consolidated Financial Statements. At September 30, 2009, assets of $23.6 billion and liabilities of $16.0 billion are reflected on the Consolidated Balance Sheet as "Assets/ Liabilities of discontinued operations held for sale", respectively, including $3.8 billion of identifiable goodwill and intangibles.

SUBSEQUENT EVENTS

        As required by SFAS 165, Subsequent Events, the Company has evaluated subsequent events through November 6, 2009, which is the date its Consolidated Financial Statements were issued.

ACCOUNTING CHANGES AND FUTURE APPLICATION OF ACCOUNTING STANDARDS

        See Note 1 to the Consolidated Financial Statements for a discussion of "Accounting Changes" and "Future Application of Accounting Standards."

 SEGMENT, BUSINESS AND PRODUCT INCOME (LOSS) AND REVENUES

        The following tables show the income (loss) and revenues for Citigroup on a segment, business and product view:

Citigroup Income (Loss)

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Income from Continuing Operations
CITICORP
Regional Consumer Banking
North America	$163	$(44)	NM	$345	$470	(27)%
EMEA	(23)	31	NM	(166)	87	NM
Latin America	29	102	(72)%	268	867	(69)
Asia	446	357	25	969	1,344	(28)

Total	$615	$446	38	$1,416	$2,768	(49)%

Securities and Banking
North America	$(77)	$1,340	NM	$2,493	$3,368	(26)%
EMEA	548	102	NM	3,466	674	NM
Latin America	216	227	(5)%	1,137	853	33
Asia	68	569	(88)	1,720	1,502	15

Total	$755	$2,238	(66)%	$8,816	$6,397	38%

Transaction Services
North America	$152	$94	62%	$471	$243	94%
EMEA	308	348	(11)	984	925	6
Latin America	148	159	(7)	458	451	2
Asia	331	317	4	904	899	1

Total	$939	$918	2%	$2,817	$2,518	12%

Institutional Clients Group	$1,694	$3,156	(46)%	$11,633	$8,915	30%
Total Citicorp	$2,309	$3,602	(36)%	$13,049	$11,683	12%

CITI HOLDINGS
Brokerage and Asset Management	$139	$(57)	NM	$7,011	$96	NM
Local Consumer Lending	(2,099)	(2,285)	8%	(7,711)	(3,366)	NM
Special Asset Pool	142	(4,594)	NM	(5,095)	(18,041)	72%
Total Citi Holdings	$(1,818)	$(6,936)	74%	$(5,795)	$(21,311)	73%

Corporate/Other	$102	$(187)	NM	$(580)	$(1,408)	59
Income (Loss) from Continuing Operations	$593	$(3,521)	NM	$6,674	$(11,036)	NM

Discontinued Operations	$(418)	$613		$(677)	$578
Net Income (Loss) attributable to Noncontrolling Interests	74	$(93)		24	$(37)

Citigroup's Net Income (Loss)	$101	$(2,815)	NM	$5,973	$(10,421)	NM

NM    Not meaningful

 Citigroup Revenues

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
CITICORP
Regional Consumer Banking
North America	$1,754	$1,472	19%	$5,604	$5,917	(5)%
EMEA	415	498	(17)	1,169	1,467	(20)
Latin America	1,826	2,300	(21)	5,436	6,906	(21)
Asia	1,680	1,839	(9)	4,842	5,674	(15)

Total	$5,675	$6,109	(7)%	$17,051	$19,964	(15)%

Securities and Banking
North America	$1,312	$4,018	(67)%	$8,454	$11,117	(24)%
EMEA	2,198	1,395	58	8,974	5,098	76
Latin America	703	469	50	2,547	1,872	36
Asia	680	1,463	(54)	4,214	4,382	(4)

Total	$4,893	$7,345	(33)%	$24,189	$22,469	8%

Transaction Services
North America	$643	$540	19%	$1,888	$1,557	21%
EMEA	845	953	(11)	2,549	2,784	(8)
Latin America	337	378	(11)	1,020	1,092	(7)
Asia	632	695	(9)	1,857	2,029	(8)

Total	$2,457	$2,566	(4)	$7,314	$7,462	(2)%

Institutional Clients Group	$7,350	$9,911	(26)%	$31,503	$29,931	5%
Total Citicorp	$13,025	$16,020	(19)%	$48,554	$49,895	(3)%

CITI HOLDINGS
Brokerage and Asset Management	$670	$2,094	(68)%	$14,710	$6,951	NM
Local Consumer Lending	4,647	5,432	(14)	15,030	19,156	(22)%
Special Asset Pool	1,377	(6,822)	NM	(3,844)	(27,842)	86
Total Citi Holdings	$6,694	$704	NM	$25,896	$(1,735)	NM

Corporate/Other	$671	$(466)	NM	$430	$(2,207)	NM
Total Net Revenues	$20,390	$16,258	25%	$74,880	$45,953	63%

NM    Not meaningful

CITICORP

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$8,435	$8,316	1%	$25,067	$24,980	—
Non-interest revenue	4,590	7,704	(40)	23,487	24,915	(6)%

Total Revenues, net of interest expense	$13,025	$16,020	(19)%	$48,554	$49,895	(3)%

Provision for credit losses and for benefits and claims
Net credit losses	$1,718	$1,317	30%	$4,515	$3,535	28%
Credit reserve build (release)	465	799	(42)	2,570	1,846	39

Provision for loan losses	$2,183	$2,116	3	$7,085	$5,381	32%
Provision for benefits & claims	14	—	—	41	3	NM
Provision for unfunded lending commitments	—	(80)	100	115	(155)	NM

Total provision for credit losses and for benefits and claims	$2,197	$2,036	8%	$7,241	$5,229	38%

Total operating expenses	$8,181	$8,948	(9)	$23,227	$28,174	(18)%

Income from continuing operations before taxes	$2,647	$5,036	(47)%	$18,086	$16,492	10%
Provision for income taxes	338	1,434	(76)	5,037	4,809	5

Income from continuing operations	$2,309	$3,602	(36)%	$13,049	$11,683	12%
Net income (loss) attributable to noncontrolling interests	25	16	56	25	50	(50)

Citicorp's net income	$2,284	$3,586	(36)%	$13,024	$11,633	12%

Balance Sheet Data (in billions)
Total EOP assets	$1,014	$1,158	(12)%
Average assets	$1,032	$1,175	(12)%	$1,024	$1,287	(20)%
Total EOP deposits	$728	$683	7%

NM    Not meaningful

 REGIONAL CONSUMER BANKING

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$3,992	$4,224	(5)%	$11,508	$12,429	(7)%
Non-interest revenue	1,683	1,885	(11)	5,543	7,535	(26)

Total Revenues, net of interest expense	$5,675	$6,109	(7)%	$17,051	$19,964	(15)%

Total operating expenses	$3,547	$4,029	(12)%	$10,344	$12,005	(14)%

Net credit losses	$1,426	$1,096	30%	$3,978	$2,940	35%
Credit reserve build (release)	319	514	(38)	1,575	1,346	17
Provision for benefits & claims	14	—	—	41	3	NM

Provision for loan losses and for benefits and claims	$1,759	$1,610	9%	$5,594	$4,289	30%

Income from continuing operations before taxes	369	$470	(21)	1,113	$3,670	(70)%
Income taxes (benefits)	(246)	24	NM	(303)	902	NM

Income from continuing operations	$615	$446	38%	$1,416	$2,768	(49)%
Net income (loss) attributable to noncontrolling interests	2	5	(60)	2	10	(80)

Net income	$613	$441	39%	$1,414	$2,758	(49)%

Average assets (in billions of dollars)	$201	$222	(9)%	191	$225	(15)%
Return on assets	1.21%	0.79%		0.99%	1.64%
Average deposits (in billions of dollars)	275	266	3%
Net credit losses as a % of average loans	4.70%	3.35%

Revenue by business
Retail Banking	$3,315	$3,531	(6)%	$9,463	$10,559	(10)%
Citi-Branded Cards	2,360	2,578	(8)	7,588	9,405	(19)

Total revenues	$5,675	$6,109	(7)%	$17,051	$19,964	(15)%

Income (loss) from continuing operations by business
Retail Banking	$609	$563	8%	$1,480	$1,826	(19)%
Citi-Branded Cards	6	(117)	NM	(64)	942	NM

Total	$615	$446	38%	$1,416	$2,768	(49)%

NM    Not meaningful

NORTH AMERICA REGIONAL CONSUMER BANKING

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$1,224	$978	25%	$3,394	$2,673	27%
Non-interest revenue	530	494	7	2,210	3,244	(32)

Total Revenues, net of interest expense	$1,754	$1,472	19%	$5,604	$5,917	(5)%

Total operating expenses	$1,331	$1,444	(8)%	$4,023	$4,507	(11)%

Net credit losses	$280	$144	94%	$843	$425	98%
Credit reserve build (release)	30	(9)	NM	402	286	41
Provision for benefits and claims	14	—	—	41	2	NM

Provisions for loan losses and for benefits and claims	$324	$135	NM	$1,286	$713	80%

Income (loss) from continuing operations before taxes	$99	$(107)	NM	$295	$697	(58)%
Income taxes (benefits)	(64)	(63)	(2)%	(50)	227	NM

Income (loss) from continuing operations	$163	$(44)	NM	$345	$470	(27)%
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss)	$163	$(44)	NM	$345	$470	(27)%

Average deposits (in billions of dollars)	$139	$121	15%
Net credit losses as a % of average loans	5.94%	3.51%

Revenue by business
Retail banking	$1,070	$1,004	7%	$2,907	$2,806	4%
Citi-branded cards	684	468	46	2,697	3,111	(13)

Total	$1,754	$1,472	19%	$5,604	$5,917	(5)%

Income (loss) from continuing operations by business
Retail banking	$150	$143	5%	$319	$205	56%
Citi-branded cards	13	(187)	NM	26	265	(90)

Total	$163	$(44)	NM	$345	$470	(27)%

NM    Not meaningful

3Q09 vs. 3Q08

        Overall, most key revenue drivers in North America regional consumer banking were stable or higher in the third quarter of 2009 as compared to the second quarter of 2009. The key focus in Citi's North America consumer businesses will likely remain on engagement with customers to raise deposits and to offer loans. However, recovery is expected to be driven by improvement in credit in the key North American businesses. For a further discussion, see "Loan and Credit Details—Consumer Loan Modification Programs" and "—U.S. Consumer Mortgage Lending" below.

        Revenues, net of interest expense, increased 19%, primarily reflecting higher net interest margin in cards, higher volumes in retail banking, and better securitization revenue, offset by higher credit losses in the securitization trusts. Net interest revenue was up 25% driven by higher net interest margin in cards as a result of higher interest revenue from pricing actions and lower funding costs, and by the impact of higher deposit and loan volumes in retail banking. Average deposits were 15% higher than the prior year, driven by growth in both consumer and commercial deposits. Non-interest revenue increased 7% primarily driven by better securitization revenue, partially offset by higher credit losses flowing through the securitization trusts.

        Operating expenses declined 8%, primarily reflecting the benefits from re-engineering efforts and lower marketing costs.

        Provisions for loan losses and for benefits and claims increased $189 million primarily due to rising net credit losses in both cards and retail banking. Continued weakening of leading credit indicators and trends in the macro-economic environment, including rising unemployment and higher bankruptcy filings, drove higher credit costs. The cards net credit loss ratio increased 339 basis points to 7.06%, while the retail banking net credit loss ratio increased 120 basis points to 4.23%.

        The increase in Net Income also reflected a tax benefit resulting from the federal tax reserve release in the third quarter of 2009.

3Q09 YTD vs. 3Q08 YTD

        Revenues, net of interest expense, declined 5%, primarily reflecting higher credit losses in the securitization trusts, offset by higher net interest margin in cards and higher volumes in retail banking. Net interest revenue was up 27% driven by the impact of pricing actions and lower funding costs in cards, and by higher deposit volumes in retail banking, with average deposits up 10% from the prior-year period. Non-interest revenue declined 32% driven by higher credit losses flowing through the securitization trusts partially offset by better securitization revenue, and by the absence of a $349 million gain on the sale of Visa shares and a $170 million gain from a cards portfolio sale in the prior-year period.

        Operating expenses declined 11%, reflecting the benefits from re-engineering efforts, lower marketing costs, and the absence of $126 million of repositioning charges recorded in the prior-year period, offset by the absence of a prior-year $159 million Visa litigation reserve release.

        Provisions for loan losses and for benefits and claims increased $573 million or 80% primarily due to rising net credit losses in both cards and retail banking. Continued weakening of leading credit indicators and trends in the macro-economic environment, including rising unemployment and higher bankruptcy filings, drove higher credit costs. The cards net credit loss ratio increased 332 basis points to 6.74%, while the retail banking net credit loss ratio increased 70 basis points to 4.12%.

 EMEA REGIONAL CONSUMER BANKING

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$262	$350	(25)%	$729	$984	(26)%
Non-interest revenue	153	148	3	440	483	(9)

Total Revenues, net of interest expense	$415	$498	(17)%	$1,169	$1,467	(20)%

Total operating expenses	$270	$372	(27)%	$808	$1,142	(29)%

Net credit losses	$139	$55	NM	$349	$150	NM
Credit reserve build (release)	67	33	NM	297	64	NM

Provisions for loan losses and for benefits and claims	$206	$88	NM	$646	$214	NM

Income (loss) from continuing operations before taxes	$(61)	$38	NM	$(285)	$111	NM
Income taxes (benefits)	(38)	7	NM	(119)	24	NM

Income (loss) from continuing operations	$(23)	$31	NM	$(166)	$87	NM
Net income (loss) attributable to noncontrolling interests	2	5	(60)%	2	11	(82)%

Net income (loss)	$(25)	$26	NM	$(168)	$76	NM

Average assets (in billions of dollars)	$11	$14	(21)%	$11	$14	(21)%
Return on assets	(0.90)%	0.74%		(2.04)%	0.73%
Average deposits (in billions of dollars)	10	11	(9)%
Net credit losses as a % of average loans	6.34%	2.10%

Revenue by business
Retail banking	$237	$310	(24)%	$676	$931	(27)%
Citi-branded cards	178	188	(5)	493	536	(8)

Total	$415	$498	(17)%	$1,169	$1,467	(20)%

Income (loss) from continuing operations by business
Retail banking	$(23)	$(2)	NM	$(140)	$(4)	NM
Citi-branded cards	—	33	(100)%	(26)	91	NM

Total	$(23)	$31	NM	$(166)	$87	NM

NM    Not meaningful

3Q09 vs. 3Q08

        Revenues, net of interest expense, declined 17%. More than half of the revenue decline was attributable to changes in foreign currency translation (generally referred to throughout this report as "FX translation"). Other drivers included lower wealth management and lending revenues due to lower volumes and spread compression. Investment sales and assets under management declined by 29% and 25%, respectively. Net interest revenue was 25% lower than the prior-year period with average loans for retail banking down 22% as a result of a lower risk profile, branch closures and the impact of FX translation.

        Operating expenses declined 27%, reflecting expense control actions, lower marketing expenditure and the impact of FX translation. Cost savings were primarily achieved by branch closures, headcount reductions and re-engineering efforts.

        Provisions for loan losses and for benefits and claims increased $118 million to $206 million in the third quarter of 2009. While delinquencies improved during the third quarter of 2009 as compared to the second quarter of 2009, net credit losses continued to increase from $55 million to $139 million, and the loan loss reserve build increased from $33 million to $67 million. Higher credit costs reflected continued credit deterioration, particularly in the UAE, Turkey, Poland and Russia.

3Q09 YTD vs. 3Q08 YTD

        Revenues, net of interest expense, declined 20%. Over half of the revenue decline was attributable to the impact of FX translation. Other drivers included lower wealth management and lending revenues due to lower volumes and spread compression. Investment sales and assets under management declined by 42% and 25%, respectively. Net interest revenue was 26% lower than the prior-year period with average loans for retail banking down 20% and average deposits down 22%. Non-interest revenue decreased by 9%, primarily due to the impact of FX translation.

        Operating expenses declined 29%, reflecting expense control actions, lower marketing spend and the impact of FX translation. Cost savings were achieved by branch closures, headcount reductions and re-engineering efforts.

        Provisions for loan losses and for benefits and claims increased $432 million to $646 million. Net credit losses increased from $150 million to $349 million, while the loan loss reserve build increased from $64 million to $297 million. Higher credit costs reflected continued credit deterioration across the region.

LATIN AMERICA REGIONAL CONSUMER BANKING

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$1,339	$1,669	(20)%	$3,940	$5,046	(22)%
Non-interest revenue	487	631	(23)	1,496	1,860	(20)

Total Revenues, net of interest expense	$1,826	$2,300	(21)%	$5,436	$6,906	(21)%

Total operating expenses	$1,077	$1,292	(17)%	$3,027	$3,475	(13)%

Net credit losses	$656	$640	3%	$1,809	$1,661	9%
Credit reserve build (release)	141	301	(53)	461	695	(34)
Provision for benefits and claims	—	—	—	—	1	(100)

Provisions for loan losses and for benefits and claims	$797	$941	(15)%	$2,270	$2,357	(4)%

Income from continuing operations before taxes	$(48)	$67	NM	$139	$1,074	(87)%
Income taxes (benefits)	(77)	(35)	NM	(129)	207	NM

Income from continuing operations	$29	$102	(72)%	$268	$867	(69)%
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Net income	$29	$102	(72)%	$268	$867	(69)%

Average assets (in billions of dollars)	61	$81	(25)%	59	$78	(24)%
Return on assets	0.19%	0.50%		0.61%	1.48%
Average deposits (in billions of dollars)	36	42	(14)%
Net credit losses as a % of average loans	9.04	7.79

Revenue by business
Retail banking	$969	$1,067	(9)%	$2,843	$3,180	(11)%
Citi-branded cards	857	1,233	(30)	2,593	3,726	(30)

Total	$1,826	$2,300	(21)%	$5,436	$6,906	(21)%

Income (loss) from continuing operations by business
Retail banking	$106	$112	(5)%	$436	$573	(24)%
Citi-branded cards	(77)	(10)	NM	(168)	294	NM

Total	$29	$102	(72)%	$268	$867	(69)%

NM    Not meaningful

3Q09 vs. 3Q08

        Revenues, net of interest expense, declined 21%, mainly due to the impact of FX translation, lower cards receivables and spread compression, partially offset by higher business volumes in retail banking. Net interest revenue was 20% lower than the prior year caused by the decrease in cards receivables as well as lower spreads resulting from a lower risk profile, partially offset by higher business volumes in retail banking. Average deposits were down 14%, due primarily to the impact of FX translation. Non-interest revenue declined 23%, primarily due to the impact of FX translation.

        Operating expenses declined 17%, reflecting the benefits from re-engineering efforts and the impact of FX translation.

        Provisions for loan losses and for benefits and claims decreased $144 million mainly due to lower loan loss reserve build of $160 million. While delinquencies decreased during the third quarter 2009 as compared to the second quarter 2009, cards net credit loss rates increased from 16.2% to 18.1%. Rising losses were apparent in Brazil and Mexico; however, the business continues to focus on repositioning and de-risking the portfolio, particularly in the Mexico cards business.

3Q09 YTD vs. 3Q08 YTD

        Revenues, net of interest expense, declined 21% driven by the impact of FX translation, lower volumes and spread compression in the cards business. Net interest revenue was 22% lower than the prior year with average credit cards loans down 22%, and net interest margin decreasing as well due to the cards spread compression impact. Non-interest revenue declined 20%, primarily due to the decline in cards fees as well as the impact of FX translation.

        Operating expenses declined 13%, reflecting the benefits from re-engineering efforts and the impact of FX translation. The prior-year period also included a $257 million expense benefit related to a legal vehicle restructuring in Mexico.

        Provisions for loan losses and for benefits and claims decreased $87 million or 4%. Cards net credit loss rates increased from 11.6% to 16.7%. Credit deterioration was apparent in Brazil and Mexico where the business has focused its repositioning and derisking efforts.

 ASIA REGIONAL CONSUMER BANKING

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$1,167	$1,227	(5)%	$3,445	$3,726	(8)%
Non-interest revenue	513	612	(16)	1,397	1,948	(28)

Total Revenues, net of interest expense	$1,680	$1,839	(9)%	$4,842	$5,674	(15)%

Total operating expenses	$869	$921	(6)%	$2,486	$2,881	(14)%

Net credit losses	$351	$257	37	977	$704	39%
Credit reserve build (release)	81	189	(57)%	415	301	38

Provisions for loan losses and for benefits and claims	$432	$446	(3)%	$1,392	$1,005	39%

Income from continuing operations before taxes	$379	$472	(20)%	$964	$1,788	(46)%
Income taxes (benefits)	(67)	115	NM	(5)	444	NM

Income from continuing operations	$446	$357	25%	$969	$1,344	(28)%
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(1)	100

Net income	$446	$357	25%	$969	$1,345	(28)%

Average assets (in billions of dollars)	$92	$95	(3)%	$87	$96	(9)
Return on assets	1.92%	1.49%		1.49%	1.87%
Average deposits (in billions of dollars)	91	93	(2)
Net credit losses as a % of average loans	2.17	1.44

Revenue by business
Retail banking	$1,039	$1,150	(10)%	$3,037	$3,642	(17)%
Citi-branded cards	641	689	(7)	1,805	2,032	(11)

Total	$1,680	$1,839	(9)%	$4,842	$5,674	(15)%

Income (loss) from continuing operations by business
Retail banking	$376	$310	21%	$865	$1,052	(18)%
Citi-branded cards	70	47	49	104	292	(64)

Total	$446	$357	25%	$969	$1,344	(28)%

NM    Not meaningful

3Q09 vs. 3Q08

        Revenues, net of interest expense, declined 9% driven by the absence of Visa assets sales gains in the 2008 third quarter, lower investment product revenues, lower loan volumes and the impact of FX translation. Net interest revenue was 5% lower than the prior-year period. Average loans and deposits were down 9% and 1%, respectively, in each case primarily due to the impact of FX translation. Non-interest revenue declined 16%, primarily due to the decline in investment revenues, lower Cards Purchase sales, the absence of Visa share sales gains and the impact of FX translation.

        Operating expenses declined 6%, reflecting the benefits from re-engineering efforts and the impact of FX translation.

        Provisions for loan losses and for benefits and claims decreased 3%, mainly due to impact of lower credit reserve build, offset by an increase in net credit losses and the impact of FX translation. Rising credit losses were particularly apparent in the portfolios in India and Korea. Compared to the second quarter of 2009, delinquencies improved and net credit losses flattened as this region showed possible early signs of economic recovery and increased levels of customer activity.

3Q09 YTD vs. 3Q08 YTD

        Revenues, net of interest expense, declined 15% driven by absence of Visa assets sales gains, a 34% decline in investment sales, lower loan and deposit volumes, and the impact of FX translation. Net interest revenue was 8% lower than the prior-year period reflecting lower Average loans and deposits. Non-interest revenue declined 28%, primarily due to the absence of Visa asset sales gains and the decline in investment sales.

        Operating expenses declined 14%, reflecting the benefits from re-engineering efforts and the impact of FX translation.

        Provisions for loan losses and for benefits and claims increased 39% mainly due to higher net credit losses in India and Korea and a higher credit reserve build.

 INSTITUTIONAL CLIENTS GROUP (ICG)

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Commissions and Fees	$565	$754	(25)%	$1,500	$2,269	(34)%
Administration and Other Fiduciary Fees	1,258	1,397	(10)	3,717	4,148	(10)
Investment banking	1,063	740	44	3,245	3,005	8
Principal transactions	(535)	3,116	NM	7,699	8,065	(5)
Other	556	(188)	NM	1,783	(107)	NM

Total non-interest revenue	$2,907	$5,819	(50)%	$17,944	$17,380	3%
Net interest revenue (including dividends)	4,443	4,092	9	13,559	12,551	8

Total revenues, net of interest expenses	$7,350	$9,911	(26)%	$31,503	$29,931	5%
Total operating expenses	4,634	4,919	(6)	12,883	16,169	(20)
Net credit losses	292	221	32	537	595	(10)
Provisions for unfunded lending commitments	—	(80)	100	115	(155)	NM
Credit reserve build (release)	146	285	(49)	995	500	99

Provision for credit losses	$438	$426	3%	$1,647	$940	75%

Income from continuing operations before taxes	$2,278	$4,566	(50)%	$16,973	$12,822	32%
Income taxes (benefits)	584	1,410	(59)	5,340	3,907	37

Income from continuing operations	$1,694	$3,156	(46)%	$11,633	$8,915	30%
Net income (loss) attributable to noncontrolling interests	23	11	NM	23	40	(43)

Net income	$1,671	$3,145	(47)%	$11,610	$8,875	31%

Average assets (in billions of dollars)	$831	$953	(13)%	$833	$1,062	(22)%
Return on assets	0.80%	1.31%		1.86%	1.12%

Revenue by region:
North America	$1,955	$4,558	(57)%	$10,342	$12,674	(18)%
EMEA	3,043	2,348	30	11,523	7,882	46
Latin America	1,040	847	23	3,567	2,964	20
Asia	1,312	2,158	(39)	6,071	6,411	(5)

Total	$7,350	$9,911	(26)%	$31,503	$29,931	5%

Income (loss) from continuing operations by region:
North America	$75	$1,434	(95)%	$2,964	$3,611	(18)%
EMEA	856	450	90	4,450	1,599	NM
Latin America	364	386	(6)	1,595	1,304	22
Asia	399	886	(55)	2,624	2,401	9

Total	$1,694	$3,156	(46)%	$11,633	$8,915	30%

Average loans by region (in billions):
North America	$43	$52	(17)%
EMEA	42	49	(14)
Latin America	21	24	(13)
Asia	27	36	(25)

Total	$133	$161	(17)%

NM    Not meaningful

SECURITIES AND BANKING

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$3,050	$2,670	14%	$9,305	$8,520	9%
Non-interest revenue	1,843	4,675	(61)	14,884	13,949	7

Revenues, net of interest expense	$4,893	$7,345	(33)%	$24,189	$22,469	8%
Operating expenses	3,493	3,667	(5)	9,580	12,322	(22)
Net credit losses	294	223	32	539	593	(9)
Provision for unfunded lending commitments	—	(74)	100	115	(149)	NM
Credit reserve build (release)	151	288	(48)	994	494	NM

Provision for credit losses	$445	$437	2%	$1,648	$938	76%

Income before taxes and noncontrolling interest	$955	$3,241	(71)%	$12,961	$9,209	41%
Income taxes	200	1,003	(80)	4,145	2,812	47
Income from continuing operations	755	2,238	(66)	8,816	6,397	38
Net income attributable to noncontrolling interests	18	2	NM	19	14	36

Net income	$737	$2,236	(67)%	$8,797	$6,383	38%

Average assets (in billions of dollars)	$771	$883	(13)%	$774	$990	(22)%
Return on assets	0.38%	1.01%		1.52%	0.86%

Revenues by region:
North America	$1,312	$4,018	(67)%	$8,454	$11,117	(24)%
EMEA	2,198	1,395	58	8,974	5,098	76
Latin America	703	469	50	2,547	1,872	36
Asia	680	1,463	(54)	4,214	4,382	(4)

Total revenues	$4,893	$7,345	(33)%	$24,189	$22,469	8%

Net income (loss) from continuing operations by region:
North America	$(77)	$1,340	NM	$2,493	$3,368	(26)%
EMEA	548	102	NM	3,466	674	NM
Latin America	216	227	(5)%	1,137	853	33
Asia	68	569	(88)	1,720	1,502	15

Total net income from continuing operations	$755	$2,238	(66)%	$8,816	$6,397	38%

Securities and Banking
Revenue details:
Net Investment Banking	$1,163	$618	88%	$3,305	$2,783	19%
Lending	(699)	1,262	NM	(1,956)	2,026	NM
Equity markets	446	550	(19)	3,151	3,237	(3)
Fixed income markets	3,945	4,756	(17)	19,739	13,927	42
Private bank	520	563	(8)	1,496	1,789	(16)
Other Securities and Banking	(482)	(404)	(19)	(1,546)	(1,293)	(20)

Total Securities and Banking Revenues	$4,893	$7,345	(33)%	$24,189	$22,469	8%

NM    Not meaningful

3Q09 vs. 3Q08

        Revenues, net of interest expense, decreased 33% or $2.5 billion to $4.9 billion mainly from revenue marks of negative $1.4 billion, set forth in greater detail below, and a decrease in lending revenues of $2.0 billion to negative $699 million (mainly from losses on credit derivative positions). Fixed income markets revenues declined $811 million to $3.9 billion due to negative credit value adjustments of $760 million (mainly due to narrowing in Citigroup spreads, partially offset by the narrowing of counterparty spreads), compared to positive credit value adjustments of $2.6 billion in the third quarter of 2008, partially offset by stronger performances across most fixed income categories as market conditions improved. Equity markets revenues declined $104 million or 19% primarily driven by negative credit value adjustments of $878 million, offset by stronger results in proprietary trading and derivatives. Investment banking revenues increased $545 million, led by stronger high yield and investment grade debt issuances in debt underwriting, and stronger volumes in equity underwriting, with a decline in advisory revenues resulting from lower global M&A activity.

        Operating expenses decreased 5% or $174 million to $3.5 billion, mainly driven by lower severance and the benefit of FX translation, offset partially by an increase in compensation costs.

        Provisions for credit losses increased by 2% or $8 million to $445 million, mainly from higher net credit losses and a release of provisions for unfunded lending commitments in the prior-year period, offset partially by lower credit reserve builds.

3Q09 YTD vs. 3Q08 YTD

        Revenues, net of interest expense, increased 8% or $1.7 billion, mainly due to an increase in fixed income markets of $5.8 billion to $19.7 billion reflecting strong trading results, particularly in the first and second quarters of 2009, offset partially by a decrease in lending revenues of $4.0 billion to negative $2.0 billion (mainly from losses on credit default swap hedges).

        Operating expenses decreased 22% or $2.7 billion driven by lower compensation due to headcount reductions and benefits from re-engineering and expense management.

        Provisions for credit losses increased 76% or $710 million to $1.6 billion mainly from increased credit reserve builds on funded loans and higher provisions for unfunded lending commitments.

Third Quarter Revenue Impacting Citicorp—Securities and Banking

        While not as significant as in prior quarters, certain items continued to impact Securities and Banking revenues during the third quarter of 2009. These items are set forth in the table below.

	Pretax Revenue (in millions)
	Third Quarter 2009	Third Quarter 2008
Private Equity and equity investments	$79	$(50)
Alt-A Mortgages(1)(2)	142	(221)
Commercial Real Estate (CRE) positions(1)(3)	20	130
CVA on Citi debt liabilities under fair value option	(955)	1,526
CVA on derivatives positions, excluding monoline insurers	(722)	1,178

Total significant revenue items	$(1,436)	$2,563

(1)
Net of hedges.

(2)
For these purposes, Alt-A mortgage securities are non-agency residential mortgage-backed securities (RMBS) where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans. See "Loan and Credit Details—U.S. Consumer Mortgage Lending."

(3)
Securities and Banking's commercial real estate exposure is split into three categories of assets: held at fair value; held to maturity/held for investment; and equity. See "Exposure to Commercial Real Estate" below for a further discussion.

Credit Valuation Adjustment on Citi's Debt Liabilities for Which Citi Has Elected the Fair Value Option

        The Company is required to use its own credit spreads in determining the current value of its derivative liabilities and all other liabilities for which it has elected the fair value option. When Citi's credit spreads widen (deteriorate), Citi recognizes a gain on these liabilities because the value of the liabilities has decreased. When Citi's credit spreads narrow (improve), Citi recognizes a loss on these liabilities because the value of the liabilities has increased. The approximately $955 million of losses recorded by Securities and Banking on its fair value option liabilities (excluding derivative liabilities) during the third quarter of 2009 was principally due to the narrowing (improving) of the Company's credit spreads.

Credit Valuation Adjustment on Derivative Positions, excluding Monoline insurers

        The approximately $722 million of pretax losses recorded by Securities and Banking on its derivative positions during the third quarter of 2009 was due to the narrowing of the Company's credit default swap spreads on its derivative liabilities. These losses were partially offset by gains due to the narrowing of the credit spreads of the Company's counterparties on its derivative assets. See "Derivatives—Fair Valuation Adjustments for Derivatives" below for a further discussion.

 TRANSACTION SERVICES

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$1,393	$1,422	(2)%	$4,254	$4,031	6%
Non-interest revenue	1,064	1,144	(7)	3,060	3,431	(11)

Revenues, net of interest expense	$2,457	$2,566	(4)%	$7,314	$7,462	(2)%
Operating expenses	1,141	1,252	(9)	3,303	3,847	(14)
Provision for credit losses and for benefits and claims	(7)	(11)	36	(1)	2	NM

Income before taxes and noncontrolling interest	$1,323	$1,325	—	$4,012	$3,613	11%
Income taxes	384	407	(6)%	1,195	1,095	9
Income from continuing operations	939	918	2	2,817	2,518	12
Net income (loss) attributable to noncontrolling interests	5	9	(44)	4	26	(85)

Net income	$934	$909	3%	$2,813	$2,492	13%

Average assets (in billions of dollars)	$60	$70	(14)%	$59	$72	(18)%
Return on assets	6.18%	5.17%		6.37%	4.62%

Revenues by region:
North America	$643	$540	19%	$1,888	$1,557	21%
EMEA	845	953	(11)	2,549	2,784	(8)
Latin America	337	378	(11)	1,020	1,092	(7)
Asia	632	695	(9)	1,857	2,029	(8)

Total revenues	$2,457	$2,566	—	$7,314	$7,462	(2)%

Net income (loss) from continuing operations by region:
North America	$152	$94	62%	$471	$243	94%
EMEA	308	348	(11)	984	925	6
Latin America	148	159	(7)	458	451	2
Asia	331	317	4	904	899	1

Total net income from continuing operations	$939	$918	2%	$2,817	$2,518	12%

Key Indicators (in billions of dollars)
Average deposits and other customer liability balances	$314	$273	15%
EOP assets under custody (in trillions of dollars)	$11.8	$11.9	(1)

NM    Not meaningful

3Q09 vs. 3Q08

        Revenues, net of interest expense, were $2.5 billion, down $109 million or 4% from strong prior-year performance due to spread compression (as global rates declined) and lower volumes as well as negative foreign exchange impact. This was partly offset by strong growth in liability balances and higher trade fees.

        Operating expenses declined 9% or $111 million to $1.1 billion, driven by headcount reductions, re-engineering efforts, expense management initiatives and a benefit from FX translation.

3Q09 YTD vs. 3Q08 YTD

        Revenues, net of interest expense, of $7.3 billion decreased slightly from the prior period driven primarily by the impact of lower fee revenues and negative foreign exchange. Average liability balances grew 6% driven by strong growth in North America as a result of successful implementation of deposit growth strategy.

        Operating expenses declined 14%, driven by headcount reduction and re-engineering benefits.

 CITI HOLDINGS

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$4,024	$5,766	(30)%	$13,902	$17,292	(20)%
Non-interest revenue	2,670	(5,062)	NM	11,994	(19,027)	NM

Total Revenues, net of interest expense	$6,694	$704	NM	$25,896	$(1,735)	NM

Provision for credit losses and for benefits and claims
Net credit losses	$6,250	$3,603	73%	$19,090	$9,332	NM
Credit reserve build (release)	338	3,224	(90)	4,743	6,790	(30)%

Provision for loan losses	$6,588	$6,827	(4)%	$23,833	$16,122	48%
Provision for benefits & claims	310	273	14	923	805	15
Provision for unfunded lending commitments	—	(70)	100	80	(138)	NM

Total provision for credit losses and for benefits and claims	$6,898	$7,030	(2)%	$24,836	$16,789	48%

Total operating expenses	$3,202	$5,136	(38)%	$11,417	$16,406	(30)%

Income (loss) from continuing operations before taxes	$(3,406)	$(11,462)	70%	$(10,357)	$(34,930)	70%
Provision (benefits) for income taxes	(1,588)	(4,526)	65	(4,562)	(13,619)	67

Income (loss) from continuing operations	$(1,818)	$(6,936)	74%	$(5,795)	$(21,311)	73%
Net income (loss) attributable to noncontrolling interests	49	(109)	NM	(1)	(87)	99

Citi Holding's net income (loss)	$(1,867)	$(6,827)	73%	$(5,794)	$(21,224)	73%

Balance Sheet Data (in billions)
Total EOP assets	$617	$775	(20)%
Total EOP deposits	90	83	8

NM    Not meaningful

BROKERAGE AND ASSET MANAGEMENT

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$(56)	$318	NM	$460	$727	(37)%
Non-interest revenue	726	1,776	(59)%	14,250	6,224	NM

Total Revenues, net of interest expense	$670	$2,094	(68)%	$14,710	$6,951	NM

Total operating expenses	$358	$2,085	(83)%	$3,000	$6,537	(54)%

Net credit losses	—	$1	(100)%	$3	$11	(73)%
Credit reserve build (release)	$(11)	(3)	NM	35	7	NM
Provision for benefits and claims	38	58	(34)	113	155	(27)

Provisions for loan losses and for benefits and claims	$27	$56	(52)%	$151	$173	(13)%

Income from continuing operations before taxes	$285	$(47)	NM	$11,559	$241	NM
Income taxes	146	10	NM	4,548	145	NM

Income (loss) from continuing operations	$139	$(57)	NM	$7,011	$96	NM
Net income (loss) attributable to noncontrolling interests	16	(98)	NM	5	(60)	NM

Net income	$123	$41	NM	$7,006	$156	NM

EOP assets (in billions of dollars)	$59	$62	(5)%
EOP deposits (in billions of dollars)	60	$53	13

NM    Not meaningful

3Q09 vs. 3Q08

        Revenues, net of interest expense, decreased 68% primarily driven by the decrease in the Company's share of Smith Barney revenue resulting from the joint venture transaction. Revenues in the prior-year period included a $347 million pre-tax gain on sale of CitiStreet and charges related to settlement of auction rate securities (ARS) of $306 million pre-tax. 2009 third quarter revenue includes a $320 million pre-tax gain on the sale of the Managed Futures business to the Morgan Stanley Smith Barney joint venture.

        Operating expenses decreased 83% from the prior-year period, mainly driven by the absence of Smith Barney expenses and the absence of restructuring expenses in retail alternative investments.

        Provisions for loan losses and for benefits and claims decreased by 52% mainly reflecting lower provisions for benefits and claims.

        End of Period Assets include approximately $24 billion of assets of discontinued operations held for sale.

3Q09 YTD vs. 3Q08 YTD

        Revenues, net of interest expense, increased $7.8 billion due to an $11.1 billion pre-tax gain on sale ($6.7 billion after-tax) on the Morgan Stanley Smith Barney joint venture transaction, which closed on June 1, 2009. Excluding the gain, revenues declined $3.3 billion driven by the absence of Smith Barney revenues as well as the impact of market conditions on Smith Barney transactional and fee-based revenue compared to the prior year.

        Operating expenses decreased $3.5 billion primarily driven by the absence of Smith Barney expenses, lower variable compensation and re-engineering efforts, particularly in retail alternative investments.

        Provisions for loan losses and for benefits and claims declined 13% mainly reflecting lower provisions for benefits and claims.

 LOCAL CONSUMER LENDING

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2009	2008		2009	2008
Net interest revenue	$3,453	$4,612	(25)%	$10,730	$14,015	(23)%
Non-interest revenue	1,194	820	46	4,300	5,141	(16)

Total Revenues, net of interest expense	$4,647	$5,432	(14)%	$15,030	$19,156	(22)%

Total operating expenses	$2,611	$2,847	(8)%	$7,746	$9,094	(15)%

Net credit losses	$4,929	$3,487	41%	$14,617	$9,116	60%
Credit reserve build (release)	604	2,702	(78)	5,003	5,858	(15)
Provision for benefits and claims	272	215	27	810	650	25

Provisions for loan losses and for benefits and claims	$5,805	$6,404	(9)%	$20,430	$15,624	31%

Loss from continuing operations before taxes	$(3,769)	$(3,819)	1%	$(13,146)	$(5,562)	NM
Income taxes (benefits)	(1,670)	(1,534)	(9)	(5,435)	(2,196)	NM

Loss from continuing operations	$(2,099)	$(2,285)	8%	$(7,711)	$(3,366)	NM
Net income attributable to noncontrolling interests	13	1	NM	23	13	77%

Net loss	$(2,112)	$(2,286)	8%	$(7,734)	$(3,379)	NM

Average assets (in billions of dollars)	$384	$456	(16)%	$397	$471	(16)%
Net credit losses as a % of average loans	6.11%	3.83%

NM    Not meaningful

3Q09 vs. 3Q08

        Revenues, net of interest expense, decreased 14% due to lower net interest margin, partially offset by increased Cards securitization revenues of $0.7 billion. Net interest revenue was 25% lower than the prior year due to lower balances and the impact of delinquencies and loan modifications in Real Estate, North America Consumer Finance, and Cards. Net interest revenue as a percent of average loans decreased 98 basis points from the prior-year quarter in North America (ex Cards) and decreased 99 basis points in International, due principally to volume decreases. Average loans decreased 12%, with North America (ex Cards) down 10%, North America Cards down 19%, and International down 19%. Non-interest revenue increased 46% reflecting the increased revenue from Cards securitization.

        Operating expenses declined 8% primarily due to lower volumes and reductions from expense re-engineering actions, partially offset by higher real estate owned (OREO) and collection costs.

        Provisions for loan losses and for benefits and claims decreased 9% from the prior period reflecting lower reserve builds of $2.1 billion, partially offset by increased net credit losses of $1.4 billion, primarily in Real Estate and EMEA. The credit reserve build for the quarter included $350 million related to the UK Cards portfolio which was transferred to held-for-sale. The net credit loss ratio increased 228 basis points from the prior-year quarter with North America (ex Cards) up 184 basis points to 4.78%, International up 375 basis points to 9.77%, and North America Cards up 575 basis points to 14.58%.

3Q09 YTD vs. 3Q08 YTD

        Revenues, net of interest expense, decreased 22% due to a decline in net interest revenue, higher net credit losses flowing through the securitization trusts in North America and a higher FDIC assessment. Net interest revenue was 23% lower than the prior year driven by lower balances (due to run-off and credit tightening) and spread compression due largely to higher non-accrual loans, the higher FDIC assessment and the impact of loan modifications. Non-interest revenue declined 16% primarily due to higher credit costs flowing through the securitization trusts in North America and lower securitization gains. Year-to-date non-interest revenue for 2009 also included a $1.1 billion pretax gain on the sale of the Company's remaining stake in Redecard as compared to a prior-year period pre-tax gain on sale of Redecard of $663 million.

        Operating expenses decreased 15% primarily due to re-engineering actions, lower volumes and marketing expenses and the absence of prior-year repositioning charges. The declines in expenses were partially offset by higher OREO and collections costs.

        Provisions for loan losses and for benefits and claims increased 31% reflecting higher net credit losses of $5.5 billion, partially offset by decreased reserve builds of $855 million.

        The following table provides additional information, as of September 30, 2009, regarding the Local Consumer Lending loan details. For additional information on loans within Local Consumer Lending, see "Loan and Credit Details—Consumer Loan Details" below.

Composition of Loans within Local Consumer Lending	Carrying Value of Assets		September 30, 2009
in billions of dollars	September 30, 2009	June 30, 2009	% of Assets under U.S. Government Loss- Sharing Agreement(1)	Net credit loss ratio	90+ Days Past Due %
North America
First mortgages	$123.3	$126.9	66%	3.46%	10.12%
Second mortgages	56.9	59.4	87	7.70	3.01
Student	26.5	26.6	—	0.39	3.25
Cards (Retail Partners)	21.7	22.8	4	14.58	4.08
Personal and Other	19.3	20.1	10	10.17	3.32
Auto	15.0	16.2	72	6.61	1.83
Commercial Real Estate	10.8	11.1	88	2.42	2.38

Total North America	$273.5	$283.1	56%.	5.61%	6.26%

International
EMEA	$26.1	$28.6	—	7.69%	4.52%
Asia	10.9	11.4	—	14.71	2.40
Latin America	0.3	0.3	—	19.14	1.74

Total International	$37.3	$40.3	—	9.77%	3.88%

Total	$310.8	$323.4	49%	6.11%	5.97%

(1)
See "Government Programs—U.S. Government Loss-Sharing Agreement" below for a description of the agreement.

Note: Totals may not sum due to rounding.

SPECIAL ASSET POOL

	Third Quarter			Nine Months
In millions of dollars	2009	2008	% Change	2009	2008	% Change
Net interest revenue	$627	$836	(25)%	$2,712	$2,550	6%
Non-interest revenue	750	(7,658)	NM	(6,556)	(30,392)	78

Total Revenues, net of interest expense	$1,377	$(6,822)	NM	$(3,844)	$(27,842)	86%

Total operating expenses	$233	$204	14%	$671	$775	(13)%

Net credit losses	$1,321	$115	NM	$4,470	$205	NM
Provision for unfunded lending commitments	—	(70)	100%	80	(138)	NM
Credit reserve builds (release)	(255)	525	NM	(295)	925	NM

Provisions for credit losses and for benefits and claims	$1,066	$570	87%	$4,255	$992	NM

Income (Loss) from continuing operations before taxes	$78	$(7,596)	NM	$(8,770)	$(29,609)	70%
Income taxes (benefits)	(64)	(3,002)	98%	(3,675)	(11,568)	68

Income (Loss) from continuing operations	$142	$(4,594)	NM	$(5,095)	$(18,041)	72%
Net income (loss) attributable to noncontrolling interests	20	(12)	NM	29	(40)	28

Net Income (loss)	$122	$(4,582)	NM	$(5,066)	$(18,001)	72%

EOP assets (in billions of dollars)	$182	$261	(31)%

NM
Not meaningful

3Q09 vs. 3Q08

        Revenues, net of interest expense, increased $8.2 billion primarily due to favorable net revenue marks relative to the prior-year quarter, which are described in more detail below. Revenue in the current quarter included positive marks of $2.0 billion on subprime-related direct exposures and non-credit accretion of $502 million, partially offset by write-downs on CRE of $586 million and $506 million of other write-downs and losses.

        Operating expenses increased 14% driven by the USG loss-sharing agreement (see "Government Programs—U.S. Government Loss-Sharing Agreement" below), partially offset by lower compensation expenses.

        Provisions for credit losses and for benefits and claims increased $496 million primarily driven by $1.2 billion in increased net credit losses, partially offset by a lower provision of $780 million.

3Q09 YTD vs. 3Q08 YTD

        Revenues, net of interest expense, increased $24.0 billion primarily due to favorable net revenue marks relative to the prior year. Revenue year-to-date included a $1.2 billion positive CVA on derivative positions, excluding monoline insurers, and positive marks of $284 million on subprime-related direct exposures, offset by negative revenue of $1.1 billion on Alt-A mortgages. Revenue year-to-date was also negatively impacted by $3.4 billion related to CVA on fair value option liabilities and monolines, CRE, and negative marks for private equity positions.

        Operating expenses decreased 13% mainly driven by lower volumes and lower transaction expenses.

        Provisions for credit losses and for benefits and claims increased $3.3 billion primarily driven by the $4.3 billion increase in write-offs over the prior period. Significant write-offs included exposures in Lyondell Basell. The net $295 million net credit reserve release in the current period was driven by a $2.1 billion release for specific counterparties (including Lyondell Basell), partially offset by builds for specific counterparties.

        Assets declined 30% versus the prior year primarily driven by amortization/prepayments, sales, and marks/charge-offs.

        The following table provides details of the composition of the Special Asset Pool assets as of September 30, 2009.

Assets within Special Asset Pool

	Carrying Value of Assets		September 30, 2009
in billions of dollars	September 30, 2009	June 30, 2009	% of Assets under U.S. Government Loss-Sharing Program(1)	Face Value	Carrying value as % of Face Value
Securities in AFS/HTM(2)
Corporates	$14.8	$17.1	4%	$15.1	98%
Prime and Non-U.S. MBS	16.0	16.2	33	20.2	80
Auction Rate Securities	8.0	8.3	15	10.8	74
Alt-A mortgages	9.0	9.5	99	17.5	52
Government Agencies	0.7	6.2	—	0.8	97
Other Securities(3)	6.3	7.4	35	8.7	73

Total Securities in AFS/HTM	$54.8	$64.7	33%	$72.9	75%

Loan, leases & LC in HFI/HFS(4)
Corporates	$26.4	$28.2	33%	$28.4	93%
Commercial Real Estate (CRE)	15.3	15.8	65	16.7	92
Other	3.7	4.7	—	4.3	85
Loan Loss Reserves	(4.0)	(4.1)	NM	NM	NM

Total Loan, leases & LC in HFI/HFS	$41.4	$44.6	NM	NM	NM

Mark to Market
Subprime securities(5)	$8.0	$8.0	—	$20.9	38%
Other Securities(6)	6.9	8.4	8%	29.5	24
Derivatives	9.4	10.8	—	NM	NM
Loans, Leases and Letters of Credit	7.3	7.8	28	11.5	63
Repurchase agreements	6.9	7.3	—	NM	NM

Total Mark to Market	$38.5	$42.1	9%	NM	NM

Highly Lev. Fin. Commitments	$3.5	$4.6	5%	$6.1	57%
Equities (excludes ARS in AFS)	12.9	13.8	—	NM	NM
SIVs	16.2	16.2	36	21.0	77
Monolines	1.3	1.7	—	NM	NM
Consumer and Other(7)	13.3	13.2	NM	NM	NM

Total	$181.9	$201.0

(1)
See "Government Programs—U.S. Government Loss-Sharing Agreement" below.

(2)
AFS accounts for approximately one-third of the total.

(3)
Includes CRE ($2.2 billion), Municipals ($1.5 billion) and ABS ($1.6 billion).

(4)
HFS accounts for approximately $1.1 billion of the total.

(5)
These $8.0 billion of assets are reflected in the exposures set forth under "U.S. Subprime-Related Direct Exposure in Citi Holdings—Special Asset Pool" below.

(6)
Includes $3.2 billion of Corporates and $0.7 billion of CRE.

(7)
Includes $4.8 billion of Small Business Banking & Finance loans.

Items Impacting Special Asset Pool Revenues

        The table below provides additional information regarding the favorable net revenue marks affecting the Special Asset Pool during the third quarter of 2009.

	Pretax Revenue (in millions)
	Third Quarter 2009	Third Quarter 2008
Sub-prime related direct exposures(1)(2)	$1,967	$(394)
Private Equity and equity investments	(20)	(430)
Alt-A Mortgages(1)(3)	(196)	(932)
Highly leveraged loans and financing commitments(4)	(24)	(792)
Commercial Real Estate (CRE) positions(1)(5)	(594)	(649)
Structured Investment Vehicles' (SIVs) Assets	(40)	(2,004)
Auction Rate Securities (ARS) proprietary positions	—	(166)
CVA related to exposure to monoline insurers	(61)	(920)
CVA on Citi debt liabilities under fair value option	(64)	—
CVA on derivatives positions, excluding monoline insurers	43	(64)

Subtotal	$1,011	$(6,351)
Accretion on reclassified assets	502	—

Total significant revenue items	$1,513	$(6,351)

(1)
Net of hedges.

(2)
See "U.S. Subprime-Related Direct Exposures in Citi Holdings—Special Asset Pool" below for a further discussion of the related risk exposures and the associated marks recorded.

(3)
For these purposes, Alt-A mortgage securities are non-agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans. See "Loan and Credit Details—U.S. Consumer Mortgage Lending".

(4)
Net of underwriting fees. See "Highly Leveraged Financing Transactions" below for a further discussion.

(5)
The aggregate $594 million is comprised primarily of $497 million, net of hedges, on exposures recorded at fair value and $104 million of losses on equity method investments. Citi Holdings' CRE exposure is split into three categories of assets: held at fair value; held to maturity/held for investment; and equity. See "Exposure to Commercial Real Estate" below for a further discussion.

Credit Valuation Adjustment Related to Monoline Insurers

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

Credit Valuation Adjustment on Citi's Debt Liabilities for Which Citi Has Elected the Fair Value Option

        The Company is required to use its own credit spreads in determining the current value for its derivative liabilities and all other liabilities for which it has elected the fair value option. When Citi's credit spreads widen (deteriorate), Citi recognizes a gain on these liabilities because the value of the liabilities has decreased. When Citi's credit spreads narrow (improve), Citi recognizes a loss on these liabilities because the value of the liabilities has increased. The approximately $64 million of losses recorded by Citi Holdings on its fair value option liabilities (excluding derivative liabilities) during the third quarter of 2009 was principally due to the narrowing (improving) of the Company's credit spreads.

Credit Valuation Adjustment on Derivative Positions, excluding Monoline insurers

        The approximately $43 million net gain on Citi Holdings' derivative positions during the third quarter of 2009 was due to the narrowing of the Company's counterparties on its derivative assets. See "Derivatives—Fair Valuation Adjustments for Derivatives" below for a further discussion.

Accretion on Reclassified Assets

        In the fourth quarter of 2008, Citi Holdings reclassified $33.3 billion of debt securities from trading securities to HTM investments, $4.7 billion of debt securities from trading securities to AFS, and $15.7 billion of loans from held-for-sale to held-for-investment. All assets were reclassified with an amortized cost equal to the fair value on the date of reclassification. The difference between the amortized cost basis and the expected principal cash flows is treated as a purchase discount and accreted into income over the remaining life of the security or loan. During the third quarter of 2009, Citi Holdings recognized approximately $502 million of interest revenue from this accretion.

 CORPORATE/OTHER

	Third Quarter		Nine Months
In millions of dollars	2009	2008	2009	2008
Net interest revenue	$(461)	$(678)	$(1,216)	$(1,794)
Non-interest revenue	1,132	212	1,646	(413)

Total Revenues, net of interest expense	$671	$(466)	$430	$(2,207)
Total operating expenses	441	(77)	864	18
Provisions for loan losses and for benefits and claims	—	1	1	1

Income (Loss) from continuing operations before taxes	$230	(390)	$(435)	$(2,226)
Income taxes (benefits)	128	(203)	145	(818)

Income (Loss) from continuing operations	$102	$(187)	$(580)	$(1,408)
Income (loss) from discontinued operations, net of taxes	(418)	613	(677)	578

Net Income (loss) before attribution of noncontrolling interests	$(316)	$426	$(1,257)	$(830)
Net Income (loss) attributable to noncontrolling interests	—	—	—	—

Net Income (loss)	$(316)	$426	$(1,257)	$(830)

3Q09 vs. 3Q08

        Revenues, net of interest expense, increased primarily due to the pretax gain related to the preferred exchange, partly offset by the interest cost of the trust preferred securities.

        Operating Expenses increased primarily due to intersegment eliminations and the absence of prior-year reserve releases.

3Q09 YTD vs. 3Q08 YTD

        Revenues, net of interest expense, increased primarily due to the pretax gain related to the preferred exchange, intersegment eliminations, and the impact of changes in U.S. dollar rates, partly offset by the interest cost of the trust preferred securities.

        Operating Expenses increased primarily due to intersegment eliminations and the absence of prior-year reserve releases.

 GOVERNMENT PROGRAMS

Common Stock Warrants Issued to UST under TARP

        In connection with its participation in TARP in October and December 2008, Citi issued two warrants exercisable for common stock to the UST. These warrants remain outstanding following the completion of the exchange offers.

        The warrant issued to the UST in October 2008 has a term of 10 years, an exercise price of $17.85 per share and is exercisable for approximately 210.1 million shares of common stock. The value ascribed to the warrant, or $1.3 billion out of the $25 billion in cash proceeds, on a relative fair value basis, was recorded in Citigroup's stockholders' equity and resulted in an increase in Additional paid-in capital.

        The warrant issued to the UST in December 2008 also has a term of 10 years, an exercise price of $10.61 per share and is exercisable for approximately 188.5 million shares of common stock. The value ascribed to the warrant, or $0.5 billion out of the $20 billion in cash proceeds, on a relative fair value basis, was recorded in Citigroup's stockholders' equity and resulted in an increase in Additional paid-in capital.

        The fair value for the warrants was calculated using the Black-Scholes option pricing model. The valuation was based on the Citigroup stock price, stock volatility, dividend yield, and the risk free rate on the measurement date for both the issuances.

        See "U.S. Government Loss-Sharing Agreement" below for a description of the third common stock warrant issued, outstanding and held by the UST.

Implementation and Management of TARP Programs

        Citigroup has established a Special TARP Committee composed of senior executives to approve, monitor and track how the USG's TARP funds invested in Citi, or $45 billion, are utilized. Citi is required to adhere to the following objectives as a condition of the USG's capital investments:

  •
  Expand the flow of credit to U.S. consumers and businesses on competitive terms to promote the sustained growth and vitality of the U.S. economy.

  •
  Work diligently, under existing programs, to modify the terms of residential mortgages as appropriate to strengthen the health of the U.S. housing market.

        The Committee has established specific guidelines, which are consistent with the objectives and spirit of TARP. Pursuant to these guidelines, Citi will use TARP capital only for those purposes expressly approved by the Committee.

        Committee approval is the final stage in a four-step review process to evaluate proposals from Citi businesses for the use of TARP capital, considering the risk, the potential financial impact and returns.

        On August 11, 2009, Citi published its most recent quarterly report summarizing its TARP spending initiatives for the second quarter of 2009 (the report is available at www.citigroup.com). The report states that the Committee had authorized $50.8 billion in initiatives backed by TARP capital which has subsequently been increased to $53.8 billion. As of September 30, 2009, the Company has deployed approximately $18.3 billion of funds under the approved initiatives.

FDIC's Temporary Liquidity Guarantee Program

        Under the terms of the FDIC's Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed, until the earlier of either its maturity or June 30, 2012 (for qualifying debt issued before April 1, 2009) or December 31, 2012 (for qualifying debt issued on or after April 1, 2009 through October 31, 2009), certain qualifying senior unsecured debt issued by certain Citigroup entities between October 31, 2008 and October 31, 2009 in amounts up to 125% of the qualifying debt for each qualifying entity. The FDIC charged Citigroup a fee ranging from 50 to 150 basis points in accordance with a prescribed fee schedule for any qualifying debt issued with the FDIC guarantee. The TLGP was terminated on October 31, 2009 and Citigroup and its affiliates have elected not to participate in any FDIC-approved extension of the program.

        As of September 30, 2009, Citigroup and its affiliates had issued a total of $54.6 billion of long-term debt that is covered under the FDIC guarantee, with $6.35 billion maturing in 2010, $18.75 billion maturing in 2011 and $29.5 billion maturing in 2012.

        In addition, as of September 30, 2009, Citigroup, through its subsidiaries, had $4.37 billion in outstanding commercial paper and interbank deposits backed by the FDIC. The FDIC also charged a fee ranging from 50 to 150 basis points in connection with the issuance of those instruments. As approved by the FDIC, effective October 1, 2009 through the termination of the TLGP program on October 31, 2009, Citigroup issued commercial paper of various tenors without the FDIC guarantee.

        See "Capital Resources and Liquidity" below for further information on Citi's funding and liquidity programs.

U.S. Government Loss-Sharing Agreement

Background

        On January 15, 2009, Citigroup entered into an agreement with the UST, the FDIC and the Federal Reserve Bank of New York (collectively referred to in this section as the USG) on losses arising on a $301 billion portfolio of Citigroup assets (valued as of November 21, 2008, other than as set forth in note 1 to the table below). Primarily as a result of the receipt of principal repayment and charge-offs to date, the total asset pool has declined by approximately $50 billion on a GAAP basis to approximately $250.4 billion as of September 30, 2009.

        As consideration for the loss-sharing agreement, Citigroup issued approximately $7.1 billion in preferred stock to the UST and the FDIC, as well as a warrant exercisable for common stock to the UST. As part of the exchange offers, the preferred stock was exchanged for newly issued 8% trust preferred securities. See "Significant Events in the Third Quarter of 2009—Exchange Offers" above. The warrant issued to the UST as consideration for the loss-sharing agreement has a term of 10 years, an exercise price of $10.61 per share and is exercisable for approximately 66.5 million shares of common stock. The fair value of the warrant of $88 million was recorded as a credit to Additional paid-in capital at the time of issuance.

Terms of Agreement

        The loss-sharing agreement extends for 10 years for residential assets and five years for non-residential assets. Under the agreement, a "loss" on a portfolio asset is generally defined to include a charge-off or a realized loss upon collection, through a permitted disposition or exchange, or upon a foreclosure or short-sale loss, but not merely through a change in Citigroup's fair value accounting for the asset or the creation or increase of a related loss reserve. Once a loss is recognized under the agreement, the aggregate amount of qualifying losses across the portfolio in a particular period is netted against the aggregate recoveries and gains across the portfolio, all on a pretax basis.

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

        Approximately $2.8 billion of GAAP losses on the asset pool were recorded in the third quarter of 2009, bringing the GAAP losses on the portfolio to date to approximately $8.1 billion (i.e., for the period of November 21, 2008 through September 30, 2009). These losses count towards Citigroup's $39.5 billion first-loss position.

        The Federal Reserve Bank of New York will implement its loss-sharing obligations under the agreement, if any, by making a loan in an amount equal to the then aggregate value of the remaining covered asset pool (after reductions for charge-offs, pay-downs and realized losses) as determined in accordance with the agreement. Following the loan, as losses are incurred on the remaining covered asset pool, Citigroup will be required to immediately repay 10% of such losses to the Federal Reserve Bank of New York. The loan is non-recourse to Citigroup, other than with respect to the repayment obligation in the preceding sentence and interest on the loan. The loan is recourse only to the remaining covered asset pool, which is the sole collateral to secure the loan. The loan will bear interest at the overnight index swap rate plus 300 basis points.

        The covered asset pool includes U.S.-based exposures and transactions that were originated prior to March 14, 2008. Pursuant to the terms of the agreement, the USG had a 120-day period, beginning April 15, 2009, to review the asset pool to confirm asset eligibility. The USG has completed its review and, in October 2009, substantially agreed with Citigroup on the final asset pool's composition. The USG's final approval of the pool is expected in November 2009. After final approval of the pool, the USG has the right to review and confirm Citigroup's first-loss position ($39.5 billion) and the consideration paid by Citigroup for the loss coverage, each based on expected losses and reserves associated with the final pool (using a methodology and assumptions consistent with those used to set the $39.5 billion first-loss position). The USG is expected to complete this review in the fourth quarter of 2009.

        The agreement includes guidelines for governance and asset management with respect to the covered asset pool, including reporting requirements and notice and approval rights of the USG at certain thresholds. If covered losses exceed $19 billion, the USG may increase the required reporting or alter the thresholds for notice and approval. If covered losses exceed $27 billion, the USG has the right to replace Citi as the asset manager for the covered asset pool, among other things.

Accounting and Regulatory Capital Treatment

        Citigroup accounts for the loss-sharing agreement as an indemnification agreement pursuant to the guidance in ASC 805-20-30-18, Business Combinations. Citigroup recorded an asset of $3.617 billion (equal to the fair value of the consideration issued to the USG) in Other assets on the Consolidated Balance Sheet. The asset will be amortized as an Other operating expense in the Consolidated Statement of Income on a straight-line basis over the coverage periods of 10 years and five years, respectively, based on the relative initial principal amounts of each group. During the quarter and nine months ended September 30, 2009, Citigroup recorded $122 million and $412 million, respectively, as an Other operating expense.

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

        Further, under indemnification accounting, recoveries (gains) may be recorded at times when such amounts are not contractually receivable from the USG based on the definition of covered losses in the loss-sharing agreement. Such amounts may or may not thereafter become contractually receivable, depending upon whether or not they become covered "losses" (see above for definition of covered "loss"). Indemnification accounting matches the amount and timing of the recording of recoveries with the amount and timing of the recognition of losses based on the U.S. GAAP accounting for the covered assets, as opposed to the amount and timing of recognition as defined in the loss-sharing agreement. The indemnification asset amount recorded will be adjusted, as appropriate, to take into consideration additional revenue and expense amounts related to the covered assets specifically defined as recoverable or non-recoverable in the loss-sharing program.

        The covered assets are risk-weighted at 20% for purposes of calculating the Tier 1 Capital ratio at September 30, 2009.

Asset Values as of September 30, 2009

        The following table summarizes the assets that were part of the covered asset pool agreed to between Citigroup and the USG as of January 15, 2009, with their values as of November 21, 2008 (except as set forth in note 1 to the table below), and the balances as of September 30, 2009, reflecting changes in the balances of assets that remained qualified, plus approximately $10 billion of replacement assets that Citi substituted for non-qualifying assets between January 15, 2009 and April 15, 2009. The $250.4 billion of covered assets at September 30, 2009 are recorded in Citi Holdings within Local Consumer Lending ($171.9 billion) and Special Asset Pool ($78.5 billion). As discussed above, the asset pool, as revised, remains subject to the USG's final approval, which is expected in November 2009.

Assets

In billions of dollars	September 30, 2009	November 21, 2008(1)
Loans:
First mortgages	$81.0	$98.0
Second mortgages	49.6	55.4
Retail auto loans	10.8	16.2
Other consumer loans	17.6	19.7

Total consumer loans	$159.0	$189.3

CRE loans	$10.8	$12.0
Highly leveraged finance loans	0.2	2.0
Other corporate loans	10.5	14.0

Total corporate loans	$21.5	$28.0

Securities:
Alt-A	$9.1	$11.4
SIVs	5.8	6.1
CRE	1.5	1.4
Other	8.2	11.2

Total securities	$24.6	$30.1

Unfunded lending commitments (ULC)
Second mortgages	$18.3	$22.4
Other consumer loans	2.4	3.6
Highly leveraged finance	0.0	0.1
CRE	3.8	5.5
Other commitments	20.8	22.0

Total ULC	$45.3	$53.6

Total covered assets	$250.4	$301.0

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

LOAN AND CREDIT DETAILS

Loans Outstanding

In millions of dollars	September 30, 2009	June 30, 2009	December 31, 2008
Consumer loans
In U.S. offices:
Mortgage and real estate(1)	$191,748	$197,358	$219,482
Installment, revolving credit, and other	63,668	67,661	71,360
Cards	36,039	33,750	44,418
Lease financing	15	16	31

	$291,470	$298,785	$335,291

In offices outside the U.S.:
Mortgage and real estate(1)	$47,568	$45,986	$44,382
Installment, revolving credit, and other	48,027	48,467	44,189
Cards	41,443	42,262	42,586
Commercial and industrial	11,835	10,947	13,897
Lease financing	345	339	304

	$149,218	$148,001	$145,358

Total consumer loans	$440,688	$446,786	$480,649
Unearned income	803	866	738

Consumer loans, net of unearned income	$441,491	$447,652	$481,387

Corporate loans
In U.S. offices:
Commercial and industrial	$23,345	$30,567	$33,450
Loans to financial institutions	7,666	8,181	10,200
Mortgage and real estate(1)	23,221	23,862	16,643
Installment, revolving credit, and other	14,081	15,414	15,047
Lease financing	1,275	1,284	1,476

	$69,588	$79,308	$76,816

In offices outside the U.S.:
Commercial and industrial	$73,564	$78,512	$85,492
Installment, revolving credit, and other	10,949	11,638	23,158
Mortgage and real estate(1)	12,023	11,887	11,375
Loans to financial institutions	16,906	15,856	18,413
Lease financing	1,462	1,560	1,850
Governments and official institutions	826	713	385

	$115,730	$120,166	$140,673

Total corporate loans	$185,318	$199,474	$217,489
Unearned income	(4,598)	(5,436)	(4,660)

Corporate loans, net of unearned income	$180,720	$194,038	$212,829

Total loans—net of unearned income	$622,211	$641,690	$694,216

Allowance for loan losses—on drawn exposures	(36,416)	(35,940)	(29,616)

Total loans—net of unearned income and allowance for credit losses	$585,795	$605,750	$664,600
Allowance for loan losses as a percentage of total loans—net of unearned income	5.85%	5.60%	4.27%

Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income	6.44%	6.25%	4.61%
Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income	4.42	4.11	3.48

(1)
Loans secured primarily by real estate.

Loan Accounting Policies

        The following are the Company's accounting policies for Loans, Allowance for Loan Losses and related lending activities.

Loans

        Loans are reported at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs except that credit card receivable balances also include accrued interest and fees. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to income over the lives of the related loans.

        As described in Note 17 to the Consolidated Financial Statements, the Company has elected fair value accounting for certain loans. Such loans are carried at fair value with changes in fair value reported in earnings. Interest income on such loans is recorded in Interest revenue at the contractually specified rate.

        Loans for which the fair value option has not been elected are classified upon origination or acquisition as either held-for-investment or held-for-sale. This classification is based on management's initial intent and ability with regard to those loans.

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

        Substantially all of the consumer loans sold or securitized by Citigroup are U.S. prime residential mortgage loans or U.S. credit card receivables. The practice of the U.S. prime mortgage business has been to sell all of its loans except for nonconforming adjustable rate loans. U.S. prime mortgage conforming loans are classified as held-for-sale at the time of origination. The related cash flows are classified in the Consolidated Statement of Cash Flows in the cash flows from operating activities category on the line Change in loans held-for-sale.

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

Consumer Loans

        Consumer loans represent loans and leases managed primarily by the Regional Consumer Banking and Local Consumer Lending businesses. As a general rule, interest accrual ceases for installment and real estate (both open and closed end) loans when payments are 90 days contractually past due. For credit cards and unsecured revolving loans, however, the Company generally accrues interest until payments are 180 days past due. Citi's charge-off policies follow the general guidelines below:

  •
  Unsecured installment loans are charged-off at 120 days past due.

  •
  Unsecured revolving loans and credit cards are charged-off at 180 days contractually past due.

  •
  Loans secured with non-real estate collateral are written down to the estimated value of the collateral, less costs to sell, at 120 days past due.

  •
  Real estate-secured loans are written down to the estimated value of the property, less costs to sell, at 180 days contractually past due.

  •
  Non-bank loans secured by real estate are written down to the estimated value of the property, less costs to sell, at the earlier of the receipt of title or 12 months in foreclosure (a process that must commence when payments are 120 days contractually past due).

  •
  Non-bank auto loans are written down to the estimated value of the collateral, less costs to sell, at repossession or, if repossession is not pursued, no later than180 days contractually past due.

  •
  Non-bank unsecured personal loans are charged-off when the loan is 180 days contractually past due if there have been no payments within the last six months, but in no event can these loans exceed 360 days contractually past due.

  •
  Unsecured loans in bankruptcy are charged-off within 30 days of notification of filing by the bankruptcy court or within the contractual write-off periods, whichever occurs earlier.

  •
  Real estate-secured loans in bankruptcy are written down to the estimated value of the property, less costs to sell, 60 days after notification if the borrower is 60 days contractually past due.

  •
  Non-bank unsecured personal loans in bankruptcy are charged-off when they are 30 days contractually past due.

        For a discussion of the impact of mortgage loan and credit card modification and forbearance programs on Citi's consumer loan businesses, see "Consumer Loan Modification Programs" below.

Corporate Loans

        Corporate loans represent loans and leases managed by ICG or the Special Asset Pool. Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan.

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

Loans Held-for-Sale

        Corporate and consumer loans that have been identified for sale are classified as loans held-for-sale included in Other assets. With the exception of certain mortgage loans for which the fair-value option has been elected, these loans are accounted for at the lower of cost or market value, with any write-downs or subsequent recoveries charged to Other revenue.

Allowance for Loan Losses

        Allowance for loan losses represents management's best estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and troubled debt restructurings. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio. Additions to the allowance are made through the provision for credit losses. Credit losses are deducted from the allowance, and subsequent recoveries are added. Securities received in exchange for loan claims in debt restructurings are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance, and are subsequently accounted for as securities available-for-sale.

Corporate Loans

        In the corporate portfolios, larger-balance, non-homogeneous exposures representing significant individual credit exposures are evaluated based upon the borrower's overall financial condition, resources, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. Reserves are established for these loans based upon an estimate of probable losses for the individual loans deemed to be impaired. This estimate may consider the present value of the expected future cash flows discounted at the loan's contractual effective rate, the secondary market value of the loan or the fair value of collateral less disposal costs. The allowance for credit losses attributed to the remaining portfolio is established via a process that estimates the probable loss inherent in the portfolio based upon various analyses. These analyses consider historical default rates and loss severities, internal risk ratings, and geographic, industry, and other environmental factors.

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

Consumer Loans

        For Consumer loans, each portfolio of smaller-balance, homogeneous loans—including consumer mortgage, installment, revolving credit, and most other consumer loans—is independently evaluated for impairment. The allowance for loan losses attributed to these loans is established via a process that estimates the probable losses inherent in the specific portfolio based upon various analyses. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions.

        Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing, and classified loans, trends in volumes and terms of loans, an evaluation of overall credit quality, the credit process, including lending policies and procedures, and economic, geographical, product and other environmental factors.

        In addition, valuation allowances are determined for impaired smaller-balance homogenous loans whose terms have been modified due to the borrowers' financial difficulties and where it has been determined that a concession will be granted to the borrower. Such modifications may include interest rate reductions, principal forgiveness and/or term extensions. These allowances are determined by comparing estimated cash flows of the loans discounted at the loans' original contractual interest rates to the carrying value of the loans.

Reserve Estimates and Policies

        Management provides reserves for an estimate of probable losses inherent in the funded loan portfolio on the balance sheet in the form of an allowance for loan losses. These reserves are established in accordance with Citigroup's Credit Reserve Policies, as approved by the Audit and Risk Management Committee of the Company's Board of Directors. The Company's Chief Risk Officer and Chief Financial Officer review the adequacy of the credit loss reserves each quarter with representatives from the Risk Management and Finance staffs for each applicable business area.

        During these reviews, the above-mentioned representatives covering the business area having classifiably managed portfolios (that is, portfolios where internal credit-risk ratings are assigned, which are primarily ICG, Regional Consumer Banking and Local Consumer Lending) and modified consumer loans where a concession was granted due to the borrowers' financial difficulties, and present recommended reserve balances for their funded and unfunded lending portfolios along with supporting quantitative and qualitative data. The quantitative data include:

  •
  Estimated probable losses for non-performing, non-homogeneous exposures within a business line's classifiably managed portfolio and impaired smaller-balance homogeneous loans whose terms have been modified due to the borrowers' financial difficulties, and it was determined that a concession was granted to the borrower. Consideration may be given to the following, as appropriate, when determining this estimate: (i) the present value of expected future cash flows; (ii) the borrower's overall financial condition, resources and payment record; and (iii) the prospects for support from financially responsible guarantors or the realizable value of any collateral.

  •
  Statistically calculated losses inherent in the classifiably managed portfolio for performing and de minimis non-performing exposures. The calculation is based upon: (i) Citigroup's internal system of credit-risk ratings, which are analogous to the risk ratings of the major rating agencies; and (ii) historical default and loss data, including rating-agency information regarding default rates from 1983 to 2008, and internal data dating to the early 1970s on severity of losses in the event of default.

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

        In addition, representatives from both the Risk Management and Finance staffs that cover business areas that have delinquency-managed portfolios containing smaller homogeneous loans (primarily the non-commercial lending areas of Consumer Banking) present their recommended reserve balances based upon leading credit indicators, including loan delinquencies and changes in portfolio size as well as economic trends including housing prices, unemployment and GDP. This methodology is applied separately for each individual product within each different geographic region in which these portfolios exist.

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

 Details of Credit Loss Experience

In millions of dollars	3rd Qtr. 2009	2nd Qtr. 2009(1)	1st Qtr. 2009	4th Qtr 2008	3rd Qtr. 2008
Allowance for loan losses at beginning of period	$35,940	$31,703	$29,616	$24,005	$20,777

Provision for loan losses
Consumer	$7,321	$10,010	$8,010	$8,592	$7,831
Corporate	1,450	2,223	1,905	3,579	1,112

	$8,771	$12,233	$9,915	$12,171	$8,943

Gross credit losses
Consumer
In U.S. offices	$4,459	$4,694	$4,124	$3,610	$3,073
In offices outside the U.S.	2,406	2,305	1,936	1,818	1,914
Corporate
In U.S. offices	1,101	1,216	1,176	364	156
In offices outside the U.S.	483	558	424	756	200

	$8,449	$8,773	$7,660	$6,548	$5,343

Credit recoveries
Consumer
In U.S. offices	$149	$131	$136	$132	$137
In offices outside the U.S.	288	261	213	219	252
Corporate
In U.S. offices	30	4	1	2	3
In offices outside the U.S.	13	22	28	52	31

	$480	$418	$378	$405	$423

Net credit losses
In U.S. offices	$5,381	$5,775	$5,163	$3,840	$3,089
In offices outside the U.S.	2,588	2,580	2,119	2,303	1,831

Total	$7,969	$8,355	$7,282	$6,143	$4,920

Other—net(2)(3)(4)(5)(6)	$(326)	$359	$(546)	$(417)	$(795)

Allowance for loan losses at end of period(7)	$36,416	$35,940	$31,703	$29,616	$24,005

Allowance for loan losses as a % of total loans	5.85%	5.60%	4.82%	4.27%	3.35%
Allowance for unfunded lending commitments(8)	$1,074	$1,082	$947	$887	$957

Total allowance for loan losses and unfunded lending commitments	$37,490	$37,022	$32,650	$30,503	$24,962

Net consumer credit losses	$6,428	$6,607	$5,711	$5,077	$4,598
As a percentage of average consumer loans	5.66%	5.88%	4.95%	4.12%	3.57%

Net corporate credit losses	$1,541	$1,748	$1,571	$1,066	$322
As a percentage of average corporate loans	0.82%	0.89%	0.79%	0.60%	0.15%

Allowance for loan losses at end of period(9)
Citicorp	$10,286	$10,046	$8,520	$7,684	$6,651
Citi Holdings	26,130	25,894	23,183	21,932	17,354

Total Citigroup	$36,416	$35,940	$31,703	$29,616	$24,005

(1)
Reclassified to conform to the current period's presentation.

(2)
The third quarter of 2009 primarily includes a reduction to the credit loss reserves of $562 million related to the transfer of the U.K. Cards portfolio to held-for-sale partially offset by increases related to FX translation.

(3)
The second quarter of 2009 primarily includes increases to the credit loss reserves primarily related to FX translation.

(4)
The first quarter of 2009 primarily includes reductions to the credit loss reserves of $213 million related to securitizations and reductions of approximately $320 million primarily related to FX translation.

(5)
The fourth quarter of 2008 primarily includes reductions to the credit loss reserves of approximately $400 million primarily related to FX translation.

(6)
The third quarter of 2008 primarily includes reductions to the credit loss reserves of $23 million related to securitizations, reductions of $244 million related to the sale of Citigroup's German Retail Banking Operation and reductions of approximately $500 million related to FX translation.

(7)
Included in the allowance for loan losses are reserves for troubled debt restructurings (TDRs) of $4,587 million, $3,810 million, $2,760 million, $2,180 million, and $1,443 million as of September 30, 2009, June 30, 2009, March 31, 2009, December 31, 2008, and September 30, 2008, respectively.

(8)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded Other Liabilities on the Consolidated Balance Sheet.

(9)
Allowance for loan losses represents management's best estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and troubled debt restructurings. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio.

Non-Accrual Assets

        The table below summarizes the Company's view of non-accrual loans as of the periods indicated. Non-accrual loans are loans in which the borrower has fallen behind in interest payments, or, for corporate loans, where the Company has determined that the payment of interest or principal is doubtful, and are therefore considered impaired. As discussed under "Accounting Policies" above, in situations where the Company reasonably expects that only a portion of the principal and interest owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income. There is no industry-wide definition of non-accrual assets, however, and as such, analysis against the industry is not always comparable.

        As discussed above under "Third Quarter of 2009 Management Summary," the Company has been actively moving corporate loans into the non-accrual category at earlier stages of anticipated distress. Corporate non-accrual loans may still be current on interest payments, however. Of the total portfolio of non-accrual corporate loans as of September 30, 2009, over two-thirds are current and continue to make their contractual payments.

Non-accrual loans

In millions of dollars	3rd Qtr. 2009	2nd Qtr. 2009	1st Qtr. 2009	4th Qtr. 2008	3rd Qtr. 2008
Citicorp	$5,131	$5,314	$3,829	$3,193	$2,408
Citi Holdings	27,553	22,932	22,282	19,104	11,135

Total Non-accrual loans (NAL)	$32,684	$28,246	$26,111	$22,297	$13,543

Corporate non-accrual loans(1)
North America	$5,263	$3,499	$3,789	$2,660	$851
EMEA	7,969	7,690	6,479	6,330	1,406
Latin America	416	230	300	229	125
Asia	1,128	1,013	639	513	357

	$14,776	$12,432	$11,207	$9,732	$2,739

Citicorp	$2,999	$3,045	$1,825	$1,364	$605
Citi Holdings	$11,777	$9,387	$9,382	$8,368	$2,134

	$14,776	$12,432	$11,207	$9,732	$2,739

Consumer non-accrual loans(1)
North America(2)	$14,609	$12,154	$11,687	$9,617	$7,941
EMEA	1,314	1,356	1,128	948	904
Latin America	1,342	1,520	1,338	1,290	1,343
Asia	643	784	751	710	616

	$17,908	$15,814	$14,904	$12,565	$10,804

Citicorp	$2,132	$2,269	$2,004	$1,829	$1,803
Citi Holdings	15,776	13,545	12,900	10,736	9,001

	$17,908	$15,814	$14,904	$12,565	$10,804

(1)
Excludes purchased distressed loans as they are accreting interest. The carrying value of these loans was $1.267 billion at September 30, 2009, $1.509 billion at June 30, 2009, $1.328 billion at March 31, 2009, $1.510 billion at December 31, 2008, and $1.550 billion at September 30, 2008.

(2)
The recent increases reflect the impact of the deterioration in the U.S. consumer real estate market.

Non-Accrual Assets (Continued)

        The table below summarizes the Company's other real estate owned (OREO) assets. This represents the carrying value of all property acquired by foreclosure or other legal proceedings when the Company has taken possession of the collateral.

OREO	3rd Qtr. 2009	2nd Qtr. 2009	1st Qtr. 2009	4th Qtr. 2008	3rd Qtr. 2008
Citicorp	$284	$291	$307	$371	$425
Citi Holdings	585	664	854	1,022	1,092
Corporate/Other	15	14	41	40	85

Total OREO	$884	$969	$1,202	$1,433	$1,602

North America	$682	$789	$1,115	$1,349	$1,525
EMEA	105	97	65	66	61
Latin America	40	29	20	16	14
Asia	57	54	2	2	2

	$884	$969	$1,202	$1,433	$1,602

Other repossessed assets(1)	$76	$72	$78	$78	$81

(1)
Primarily transportation equipment, carried at lower of cost or fair value, less costs to sell.

Non-accrual assets—Total Citigroup	3rd Qtr. 2009	2nd Qtr. 2009	1st Qtr. 2009	4th Qtr. 2008	3rd Qtr. 2008
Corporate non-accrual loans	$14,776	$12,432	$11,207	$9,732	$2,739
Consumer non-accrual loans	17,908	15,814	14,904	12,565	10,804

Non-accrual loans (NAL)	$32,684	$28,246	$26,111	$22,297	$13,543

OREO	$884	$969	$1,202	$1,433	$1,602
Other repossessed assets	76	72	78	78	81

Non-accrual assets (NAA)	$33,644	$29,287	$27,391	$23,808	$15,226

NAL as a % of total loans	5.25%	4.40%	3.97%	3.21%	1.89%
NAA as a % of total assets	1.78%	1.59%	1.50%	1.23%	0.74%
Allowance for loan losses as a % of NAL(1)	111%	127%	121%	133%	177%

(1)
The $6.403 billion of non-accrual loans transferred from the held-for-sale portfolio to the held-for-investment portfolio during the fourth quarter of 2008 were marked to market at the transfer date and, therefore, no allowance was necessary at the time of the transfer. $2.426 billion of the par value of the loans reclassified was written off prior to transfer.

Non-accrual assets—Total Citicorp	3rd Qtr. 2009	2nd Qtr. 2009	1st Qtr. 2009	4th Qtr. 2008	3rd Qtr. 2008
Non-accrual loans (NAL)	$5,131	$5,314	$3,829	$3,193	$2,408
OREO	284	291	307	371	425
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$5,415	$5,605	$4,136	$3,564	$2,833

NAA as a % of total assets	0.53%	0.57%	0.43%	0.36%	0.24%
Allowance for loan losses as a % of NAL	200%	189%	223%	241%	276%

Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)	$27,553	$22,932	$22,282	$19,104	$11,135
OREO	585	664	854	1,022	1,092
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$28,138	$23,596	$23,136	$20,126	$12,227

NAA as a % of total assets	4.56%	3.64%	3.49%	2.81%	1.58%
Allowance for loan losses as a % of NAL	95%	113%	104%	115%	156%

N/A    Not available at the Citicorp or Citi Holdings level.

Consumer Loan Details

Consumer Loan Delinquency Amounts, Net Credit Losses and Ratios
Table presents consumer credit information on a held basis.

	Total loans(1)	90 days or more past due(2)				Net credit losses(2)
In millions of dollars, except total and average loan amounts in billions	Sept. 2009	Sept. 2009	June 2009	Sept. 2008	Average loans(1) 3Q 2009	3Q 2009	2Q 2009	3Q 2008
Citicorp
Total	$124.3	$1,909	$2,218	$1,634	$120.5	$1,426	$1,392	$1,096
Ratio		1.54%	1.89%	1.29%		4.70%	4.78%	3.35%
Retail Bank
Total	80.0	749	831	616	77.7	379	414	317
Ratio		0.94%	1.10%	0.77%		1.93%	2.22%	1.51%
North America	7.5	93	97	54	7.4	79	86	35
Ratio		1.24%	1.35%	1.10%		4.23%	4.85%	3.03%
EMEA	5.7	62	70	35	5.7	84	74	36
Ratio		1.09%	1.23%	0.48%		5.84%	5.34%	1.99%
Latin America	17.7	324	360	323	16.9	113	140	147
Ratio		1.83%	2.18%	1.89%		2.65%	3.43%	3.29%
Asia	49.1	270	304	204	47.7	103	114	99
Ratio		0.55%	0.66%	0.40%		0.85%	0.99%	0.73%
Citi-Branded Cards(3)
Total	44.3	1,160	1,387	1,018	42.8	1,047	978	779
Ratio		2.61%	3.29%	2.20%		9.71%	9.32%	6.58%
North America(4)	12.4	241	248	118	11.3	201	219	109
Ratio		1.94%	2.21%	0.94%		7.06%	7.51%	3.67%
EMEA	3.0	85	94	35	3.0	55	47	19
Ratio		2.83%	3.35%	1.12%		7.43%	6.70%	2.45%
Latin America	11.9	519	695	603	11.9	543	472	493
Ratio		4.36%	5.89%	4.31%		18.05%	16.22%	13.16%
Asia	17.0	315	350	262	16.6	248	240	158
Ratio		1.85%	2.15%	1.57%		5.93%	6.00%	3.63%
Citi Holdings—Local Consumer Lending
Total	310.8	18,538	16,486	11,294	319.6	4,929	5,156	3,487
Ratio		5.96%	5.10%	3.13%		6.12%	6.25%	3.83%
International	37.3	1,447	1,535	1,033	39.5	973	976	737
Ratio		3.88%	3.81%	2.21%		9.77%	9.69%	6.02%
North America Retail Partners Cards(3)(4)	21.7	885	917	810	23.7	867	872	646
Ratio		4.08%	4.06%	2.73%		14.51%	14.82%	8.80%
North America (excluding Cards)	251.8	16,206	14,034	9,451	256.4	3,089	3,308	2,104
Ratio		6.44%	5.39%	3.33%		4.78%	4.98%	2.94%

Total Citigroup (excluding Special Asset Pool)	$435.1	$20,447	$18,704	$12,928	$440.1	$6,355	$6,548	$4,583
Ratio		4.70%	4.24%	2.66%		5.73%	5.87%	3.70%

(1)
Total loans and average loans exclude interest and fees on credit cards.

(2)
The ratios of 90 days or more past due and net credit losses are calculated based on end-of-period loans and average loans, respectively, both net of unearned income.

(3)
The 90 days or more past due balance for Citi-branded cards and retail partners cards are generally still accruing interest. As discussed under "Loan Accounting Policies" above, the Company's policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
In September 2009, the Citi-branded cards and retail partner cards businesses in North America changed their bankruptcy loss recognition practice from 10 days after receipt of notification of a cardmember's bankruptcy filing to 30 days after receipt of notification. The change was made to improve the accuracy in bankruptcy loss recognition and to closer align Citigroup's practices with industry norms. The effect of this change was not material.

 Consumer Loan Modification Programs

        The Company has instituted a variety of programs to assist borrowers with financial difficulties. These programs include modifying the original loan terms, reducing interest rates, extending the remaining loan duration and/or waiving a portion of the remaining principal balance. The Company's programs consist of the U.S. Treasury's Home Affordable Modification Program (HAMP), as well as short-term forbearance and long-term modification programs, summarized below. The short and long-term programs are available to credit card, residential mortgage, personal installment, and auto borrowers both internationally and in the U.S.

        HAMP.    As of September 30, 2009, $5.7 billion of first mortgages, have been enrolled in HAMP, pending successful completion of a trial period (described below). The HAMP is designed to reduce monthly mortgage payments to a 31% housing debt ratio by lowering the interest rate, extending the term of the loan and forbearing principal of certain eligible borrowers who have defaulted on their mortgages or who are at risk of imminent default due to economic hardship. In order to be entitled to loan modifications, borrowers must complete a three- to five-month trial period, make the agreed payments and provide the required documentation before the end of the trial period. During the trial period, the original terms of the loans remain in effect pending final modification.

        Short-Term Programs.    Citigroup has also instituted programs to assist borrowers experiencing temporary hardships. These programs include short-term (twelve months or less) interest rate reductions and deferrals of past due payments. The loan volume under these short-term programs has increased significantly during 2009. As of September 30, 2009, short-term interest rate reduction programs covered loans in the residential mortgage ($7.4 billion), personal installment ($0.9 billion), credit card ($0.9 billion) and auto ($0.5 billion) businesses. Payment deferrals primarily occur in the U.S. residential mortgage business. Appropriate loan loss reserves have been established, giving consideration to the higher risk associated with those borrowers.

        Long-Term Programs.    Long-term modification programs, or "Troubled Debt Restructurings" (TDRs), occur when the terms of a loan have been modified due to the borrowers' financial difficulties and a long-term concession has been granted to the borrower. TDRs totaled $13.6 billion as of September 30, 2009. TDRs can be applied to credit card, residential mortgage, personal installment and auto loans. Valuation allowances for TDRs are determined by comparing estimated cash flows of the loans discounted at the loans' original contractual interest rates to the carrying value of the loans.

U.S. Consumer Mortgage Lending

Overview

        The Company's U.S. consumer mortgage portfolio consists of both first lien and second lien mortgages, managed primarily by Local Consumer Lending (LCL) within Citi Holdings. However, $0.5 billion of first lien mortgages and $1.7 billion of second lien mortgages are reported in Citicorp. As of September 30, 2009, the U.S. first lien mortgage portfolio totaled approximately $122 billion while the U.S. second lien mortgage portfolio was approximately $53 billion.

        Data appearing throughout this report, including in the tables below, have been sourced from the Company's risk systems and, as such, may not reconcile with Citi's disclosures elsewhere generally due to differences in methodology and/or inconsistencies or variations in the manner in which information is captured. In addition, while the Company's risk management function continually reviews and refines its data capture and processing systems, certain Fair Isaac Corporation (FICO) and loan-to-value (LTV) data on the Company's mortgage portfolio is not available. The Company has noted such variations or inabilities to capture data, as applicable, below where material.

        It is generally the Company's credit risk policy not to offer option ARMs/negative amortizing mortgage products to its customers. Option ARMs/negative amortizing mortgages represent a very insignificant portion of total balances that were acquired only incidentally as part of prior portfolio and business purchases.

        A portion of loans in the Company's U.S. mortgage portfolio currently requires a payment to satisfy only the current accrued interest for the payment period or an interest-only payment. The Company's mortgage portfolio includes approximately $30 billion of first and second lien home equity lines of credit (HELOCs) with the interest-only payment feature that are still within their revolving period and have not commenced amortization. The interest-only payment feature during the revolving period is standard for the HELOC product across the industry. The first mortgage portfolio also contains approximately $35 billion of mostly adjustable rate mortgages (ARMs) that are currently required to make an interest-only payment. These loans will be required to make a fully amortizing payment upon expiration of their interest-only payment period, and most will do so within a few years of origination. Borrowers that are currently required to make an interest only payment cannot select a lower payment that will negatively amortize the loan. First mortgage loans with the interest-only payment feature are primarily to high credit quality borrowers that have on average significantly higher refreshed FICO scores than other loans in the first mortgage portfolio.

Loan Balances

        First Mortgages—Loan Balances.    Approximately 83% of the Company's first lien mortgage portfolio had FICO credit scores of at least 620 at origination. As a consequence of the difficult economic environment and the decrease in housing prices, LTV ratios and FICO scores have deteriorated since originations, as depicted in the tables below. On a refreshed basis, approximately 31% of first lien mortgages had a FICO score below 620, compared to approximately 17% at origination.

Balances: September 30, 2009—First Lien Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	57%	5%	6%
80% < LTV < 90%	3%	2%	4%
LTV ≥ 90%	10%	6%	7%

Refreshed	FICO≥660	620≤FICO<660	FICO≤620
LTV ≤ 80%	29%	4%	11%
80% < LTV < 90%	8%	1%	4%
LTV ≥ 90%	23%	4%	16%

Note: First lien mortgage table excludes loans in Canada, Puerto Rico and loans sold with recourse. Balances exclude deferred fees/costs. Refreshed FICO scores based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the Case-Shiller Home Price Index or the Federal Housing Finance Agency Price Index. Tables exclude $3.1 billion from At Origination balances and $2.6 billion from Refreshed balances for which FICO or LTV data was unavailable. The 90 or more days past due (90+DPD) delinquency rate for mortgages with unavailable FICO or LTV is 13.9% At Origination and 10.2% from Refreshed vs. 10.2% for total portfolio. Excluding government-insured loans, loans subject to long-term standby commitments and PMI loans described below, the 90+DPD delinquency rate for the first lien mortgage portfolio as of September 30, 2009 is 9.0%.

        The Company's first lien mortgage portfolio includes $4.8 billion of loans with Federal Housing Administration or Veterans Administration guarantees. These portfolios consist of loans originated to low-to-moderate-income borrowers with lower FICO scores and generally have higher LTVs. These loans have high delinquency rates (approximately 37% 90+DPD) but, given the guarantees, the Company has experienced negligible credit losses on these loans. The first lien mortgage portfolio also includes $2.4 billion of loans with LTVs above 80%, which have insurance through private mortgage insurance (PMI) companies, and $4.2 billion of loans subject to Long-Term Standby Commitments(1) with Government Sponsored Enterprises (GSE), for which the Company has limited exposure to credit losses.

(1)
A Long-Term Standby Commitment (LTSC) is a structured transaction in which the Company transfers the credit risk of certain eligible loans to an investor in exchange for a fee. These loans remain on balance sheet unless they reach a certain delinquency level (between 120 and 180 days), in which case the LTSC investor is required to buy the loan at par.

        Second Mortgages—Loan Balances.    In the second lien mortgage portfolio, the majority of loans are in the higher FICO categories. However, the challenging economic conditions have created a migration towards lower FICO scores and higher LTV ratios. Approximately 61% of that portfolio had refreshed LTV ratios of 90% or more, compared to about 36% at origination. However, many of the loans in the portfolio are HELOC's, where the LTV ratio is calculated as if the line were fully drawn. As a majority of lines are only partially drawn, current LTVs on a drawn basis will be lower.

Balances: September 30, 2009—Second Lien Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	48%	2%	2%
80% < LTV < 90%	10%	1%	1%
LTV ≥ 90%	33%	2%	1%

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	22%	2%	3%
80% < LTV < 90%	9%	1%	2%
LTV ≥ 90%	44%	5%	12%

Note: Second lien mortgage table excludes loans in Canada and Puerto Rico. Refreshed FICO scores based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the Case-Shiller Home Price Index or the Federal Housing Finance Agency Price Index. Tables exclude $1.8 billion from At Origination balances and $1.6 billion from Refreshed balances for which FICO or LTV data was unavailable. As of September 30, 2009, the 90+ DPD delinquency rate for mortgages with unavailable FICO or LTV is 3.8% At Origination and 7.1% from Refreshed vs. 3.1% for total portfolio.

        The second lien mortgage portfolio includes $1.8 billion of loans subject to LTSC with one of the GSE, hence limiting the Company's exposure to credit losses.

Delinquencies and Net Credit Losses

        The tables below provide delinquency statistics for loans 90+DPD, as a percentage of outstandings in each of the FICO/LTV combinations, in both the first lien and second lien mortgage portfolios. For example, loans with FICO ≥ 660 and LTV ≤ 80% at origination have a 90+DPD rate of 6.6%.

        As evidenced by the tables below, loans with FICO scores of less than 620 exhibit significantly higher delinquencies than in any other FICO band. Similarly, loans with LTVs equal to or greater than 90% have higher delinquencies than LTVs of less than 90%.

        In addition, the first mortgage delinquencies continued to rise during the third quarter. Further breakout of the FICO below 620 segment indicates that delinquencies in this segment, on a refreshed basis, are about three times higher than in the overall first mortgage portfolio.

Delinquencies: 90+DPD Rates—First Lien Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	6.6%	11.3%	13.5%
80%> < LTV < 90%	7.9%	14.3%	17.8%
LTV ≥ 90%	10.1%	17.6%	24.7%

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	0.2%	3.4%	17.8%
80% ≤ LTV < 90%	0.5%	5.9%	24.7%
LTV ≥ 90%	1.7%	13.7%	36.3%

Note: 90+DPD are based on balances referenced in the tables above.

Delinquencies: 90+DPD Rates—Second Lien Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	1.5%	4.0%	5.1%
80% < LTV < 90%	3.3%	5.0%	5.8%
LTV ≥ 90%	4.7%	5.6%	7.6%

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	0.0%	0.9%	8.3%
80% < LTV < 90%	0.0%	0.7%	8.5%
LTV ≥ 90%	0.3%	3.6%	18.1%

Note: 90+DPD are based on balances referenced in the tables above.

        The following charts detail the quarterly trends in delinquencies and net credit losses for the Company's first and second N.A. consumer mortgage portfolios.

        Both losses and delinquencies for the first mortgage portfolio have been impacted by the HAMP. As set forth in the first chart, first mortgage delinquencies continued to increase in the third quarter of 2009, exacerbated in part by the reduction in loan balances. However, the continued increase in first mortgage delinquencies during the third quarter 2009 is largely explained by the impact of HAMP. As mentioned elsewhere in this report, loans in the HAMP trial modification period are reported as delinquent if the original contractual payments are not received on time (even if the reduced payments agreed to under the program are made by the borrower).

        Further, HAMP impacted Citi's net credit losses in the first mortgage portfolio during the third quarter of 2009 as loans in the trial period are not charged off at 180 DPD as long as they have made at least one payment. Nearly half of the sequential decline in net credit losses on first mortgages during the third quarter 2009 was attributable to HAMP. The Company has increased its loan loss provisions to offset this impact.

        Based on these trends described above, the Company believes that the success rate of HAMP will be a key factor influencing net credit losses from delinquent first mortgage loans in the near future, and the outcome of the program will largely depend on the success rates of borrowers completing the trial period and meeting the documentation requirements.

        By contrast, during the third quarter of 2009, second mortgage delinquencies began to moderate, as did net credit losses, as compared to the prior quarter. The Company continues to actively manage this exposure by reducing the riskiest accounts, including by tightening credit requirements through higher FICOs, lower LTVs, increased documentation and verifications.

        It should be noted that first mortgage net credit losses, as a percentage of average loans, are nearly half the level of those in the second mortgage portfolio, despite much higher delinquencies in the first mortgage portfolio. The Company believes that two major factors explain this relationship:

  •
  first mortgages have a senior secured position;

  •
  more first mortgages undergo a foreclosure process where they will continue to be counted as delinquent until the conclusion of the process.

Note: Includes loans for Canada, Puerto Rico and loans held for sale. Balances include deferred fees/costs.

Note: Includes loans for Canada and Puerto Rico.

Origination Channel, Geographic Distribution and Origination Vintage

        The following tables detail the Company's first and second U.S. Consumer mortgage portfolios by origination channels, geographic distribution and origination vintage.

By Origination Channel

        The Company's U.S. consumer mortgage portfolio has been originated from three main channels: retail, broker and correspondent.

  •
  Retail: loans originated through a direct relationship with the borrower.

  •
  Broker: loans originated through a mortgage broker, where the Company underwrites the loan directly with the borrower.

  •
  Correspondent: loans originated and funded by a third party, where the Company purchases the closed loans after the correspondent has funded the loan. This channel includes loans acquired in large bulk purchases from other mortgage originators primarily in 2006 and 2007. Such bulk purchases were discontinued in 2007.

First Lien Mortgages: September 30, 2009

CHANNEL ($ in billions)	First Lien Mortgages	Channel % Total	90+DPD %	*FICO < 620	*LTV ≥ 90
Retail	$50.5	41.5%	4.4%	$14.6	$16.4
Broker	$21.0	17.3%	10.5%	$4.2	$10.0
Correspondent	$50.2	41.2%	15.9%	$18.6	$26.0

*
Refreshed FICO and LTV.

Note: First lien mortgage table excludes Canada and Puerto Rico, deferred fees/costs and loans sold with recourse.

        As of September 30, 2009, approximately 41% of the first lien mortgage portfolio was originated through the correspondent channel, a reduction from approximately 43% as of the end of 2008. Given that loans originated through correspondents have exhibited higher 90+DPD delinquency rates than retail originated mortgages, the Company terminated business with a number of correspondent sellers in 2007 and 2008. During 2008, the Company severed relationships with a number of brokers, only maintaining those who have produced strong, high-quality and profitable volume.

Second Lien Mortgages: September 30, 2009

CHANNEL ($ in billions)	Second Lien Mortgages	Channel % Total	90+DPD %	*FICO < 620	*LTV ≥ 90
Retail	$27.0	50.8%	1.6%	$3.9	$12.4
Broker	$13.2	24.9%	4.0%	$2.2	$9.9
Correspondent	$12.9	24.3%	5.2%	$3.1	$9.5

*
Refreshed FICO and LTV.

Note: Excludes Canada and Puerto Rico.

        For second lien mortgages, approximately 49% of the loans were originated through third-party channels. As these mortgages have demonstrated a higher incidence of delinquencies, the Company no longer originates second mortgages through third-party channels, which represented approximately 54% of the portfolio as of the end of 2008.

By State

        Approximately half of the Company's U.S. consumer mortgage portfolio is located in five states: California, New York, Florida, Texas and Illinois. Those states represent 49% of first lien mortgages and 54% of second lien mortgages.

        Florida and Illinois have above average 90+DPD delinquency rates. Florida has 39% of its first mortgage lien portfolio in the FICO<620 band; and 66% of its loan portfolio has refreshed LTV≥90. Illinois has 33% of its loans in the FICO<620 band; and 54% of its loan portfolio has LTV≥90. Texas, despite having 44% of its portfolio with FICO<620, has a lower delinquency rate relative to the overall portfolio. Texas has only 8% of its loan portfolio with refreshed LTV≥90.

First Lien Mortgages: September 30, 2009

STATES ($ in billions)	First Lien Mortgages	State % Total	90+DPD %	*FICO < 620	*LTV ≥ 90
California	$32.3	26.6%	9.0%	$5.2	$18.3
New York	$10.0	8.2%	6.8%	$2.0	$1.7
Florida	$7.3	6.0%	16.8%	$2.8	$4.8
Texas	$5.3	4.3%	8.7%	$2.3	$0.4
Illinois	$5.2	4.3%	11.4%	$1.7	$2.8
Others	$61.7	50.7%	10.6%	$23.4	$24.3

*
Refreshed FICO and LTV.

Note: First lien mortgage table excludes Canada and Puerto Rico, deferred fees/costs and loans sold with recourse.

        In the second lien mortgage portfolio, Florida continues to experience above-average delinquencies, with approximately 81% of their loans with LTV ≥ 90 compared to 60% overall for second lien mortgages.

Second Lien Mortgages: September 30, 2009

STATES ($ in billions)	Second Lien Mortgages	State % Total	90+DPD %	*FICO < 620	*LTV ≥ 90
California	$14.6	27.4%	3.8%	$2.0	$10.4
New York	$6.9	12.9%	1.9%	$0.8	$2.2
Florida	$3.6	6.8%	5.2%	$0.8	$2.9
Illinois	$2.1	3.9%	3.0%	$0.4	$1.5
Texas	$1.5	2.8%	1.2%	$0.2	$0.2
Others	$24.5	46.1%	2.8%	$5.0	$14.5

*
Refreshed FICO and LTV.

Note: Excludes Canada and Puerto Rico.

By Vintage

        For the Company's combined U.S. consumer mortgage portfolio (first and second lien mortgages), approximately half of the portfolio consists of 2006 and 2007 vintages, which demonstrate above average delinquencies. In first mortgages, approximately 43% of the portfolio is of 2006 and 2007 vintages, which have 90+DPD rates well above the overall portfolio rate. In second mortgages, 64% of the portfolio is of 2006 and 2007 vintages, which again have higher delinquencies compared to the overall portfolio rate.

First Lien Mortgages: September 30, 2009

VINTAGES ($ in billions)	First Lien Mortgages	Vintage % Total	90+DPD %	*FICO < 620	*LTV ≥ 90
2009	$4.1	3.3%	0.3%	$0.6	$0.9
2008	$15.1	12.4%	5.2%	$3.3	$5.5
2007	$30.0	24.6%	15.8%	$11.5	$18.7
2006	$22.2	18.2%	13.7%	$7.6	$13.3
2005	$20.8	17.1%	7.5%	$5.0	$9.6
≤ 2004	$29.5	24.3%	7.7%	$9.5	$4.5

*
Refreshed FICO and LTV.

Note: First lien mortgage table excludes Canada and Puerto Rico, deferred fees/costs and loans sold with recourse.

Second Lien Mortgages: September 30, 2009

VINTAGES ($ in billions)	Second Lien Mortgages	Vintage % Total	90+DPD %	*FICO < 620	*LTV ≥ 90
2009	$0.5	0.9%	0.6%	$0.0	$0.0
2008	$4.4	8.3%	0.9%	$0.5	$1.5
2007	$16.0	30.0%	3.5%	$3.0	$10.4
2006	$17.8	33.6%	3.8%	$3.4	$12.9
2005	$10.1	18.9%	2.7%	$1.5	$6.2
≤ 2004	$4.4	8.3%	1.7%	$0.7	$0.9

*
Refreshed FICO and LTV.

Note: Excludes Canada and Puerto Rico.

N.A. Cards

        The Company's N.A. cards portfolio consists of its Citi-branded and retail partner cards portfolios located in Citicorp and Citi Holdings—Local Consumer Lending, respectively. As of September 30, 2009, the U.S. Citi-branded portfolio totaled approximately $84 billion while the U.S. retail partner cards portfolio was approximately $57 billion, both reported on a managed basis.

        In the Company's experience to date, these portfolios have significantly different characteristics:

  •
  Citi-branded cards tend to have a longer estimated account life, with higher credit lines and balances reflecting the greater utility of a multi-purpose credit card.

  •
  Retail partner cards tend to have a shorter account life, with smaller credit lines and balances. The account portfolio, by nature, turns faster and the loan balances reflect more recent vintages.

        As set forth in the table below, on a refreshed basis approximately 73% of the Citi-branded portfolio had FICO credit scores of at least 660 as of September 30, 2009, while 62% of the retail partner cards portfolio had scores of at least 660.

Balances: September 30, 2009

Refreshed	Citi Branded	Retail Partners
FICO ≥ 660	73%	62%
620≤FICO<660	11%	13%
FICO<620	16%	25%

Note: Based on balances of $138 billion. Balances include interest and fees. Excludes Canada, Puerto Rico, Installment and Classified portfolios. Excludes balances where FICO was unavailable ($0.9 billion for Citi-branded, $2.2 billion for retail partner cards). 90+DPD delinquency rate for balances where FICO was unavailable is 9.83% for Citi-branded and 9.38% for retail partner cards vs. overall rate of 2.63% for Citi-branded and 4.49% for retail partner cards.

        In each of the two portfolios, Citi has been actively eliminating riskier accounts and sales to mitigate losses. First, the Company has removed high risk customers from the portfolio by either reducing available lines of credit or closing accounts. End-of-period open accounts are down 16% in branded cards and 13% in retail partner cards versus prior year levels. Second, the Company has improved the tools used to identify and manage exposure in each of the portfolios by targeting unique customer attributes. Loss mitigation programs that entail a reduction in customers' monthly payments obligation constitutes less than 5% of the overall managed portfolio as of September 30, 2009. These programs along with other loss mitigation activities have stabilized reported delinquencies and net credit losses and importantly, early indicators of re-default rates related to these programs are within expected norms.

        The table below provides delinquency statistics for loans 90+DPD for both the Citi-branded and retail partner cards portfolios as of September 30, 2009. Given the economic environment, customers have migrated down from higher FICO score ranges, driven by their delinquencies with Citi and/or with other creditors. As these customers roll through the delinquency buckets, they materially damage their credit score and may ultimately go to charge-off. Loans with FICO scores less than 620, which constitute 16% of the Citi-branded portfolio, have a 90+DPD rate of 15.2%; in the retail partner cards portfolio, loans with FICO scores less than 620 constitute 25% of the portfolio and have a 90+DPD rate of 16.8%.

90+DPD Delinquency Rate: September 30, 2009

Refreshed	Citi Branded 90+DPD%	Retail Partners 90+DPD%
FICO ≥ 660	0.1%	0.2%
620≤FICO<660	0.3%	0.6%
FICO<620	15.2%	16.8%

Note: Based on balances of $138 billion. Balances include interest and fees. Excludes Canada, Puerto Rico, Installment and Classified portfolios. Loans 90 days or more past due are more likely to be associated with low refreshed FICO scores both because low scores are indicative of repayment risk and because their delinquency has been reported by the Company to the credit bureaus.

        The following charts detail the quarterly trends in delinquencies and net credit losses for the Company's N.A. Citi-branded and retail partner cards portfolios.

  •
  The Citi-branded cards delinquencies have improved quarter over quarter. Further breakout of the FICO below 620 segment indicates that delinquencies in this segment, on a refreshed basis, have contributed to the improvement.

  •
  The retail partner cards delinquencies increased slightly over the prior quarter, exacerbated in part by the decline in loan balances, but remain lower than the first quarter. The 90+DPD balance has declined since the first quarter, driving the reduction in net credit losses—both in rate and dollars.

        The Company believes that net credit losses in each of the cards portfolios will continue to remain at elevated levels and will continue to be highly dependent on the external environment and industry changes.

Note: Includes Puerto Rico.

Note: Includes Canada and Puerto Rico.

The Credit Card Accountability Responsibility and Disclosure Act of 2009

        On May 22, 2009, The Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) was enacted into law. The CARD Act will affect various credit card practices of card issuers, including Citigroup, such as marketing, underwriting, pricing, billing and disclosure requirements, thus reshaping the way consumers have access to and use their credit cards. Currently, many of the provisions in the CARD Act are to take effect in February 2010, although some provisions were effective in August 2009 and some will take effect in August 2010. However, legislation has been introduced in Congress to accelerate certain provisions of the CARD Act.

        Certain provisions of the CARD Act are consistent with Citigroup's existing practices and will not require any changes or modifications. Other provisions, however, such as those that restrict the ability of an issuer to increase APRs on outstanding balances or that establish standards for penalty fees and payment allocation, will require Citigroup to make fundamental changes to its credit card business model. The impact of the CARD Act on Citigroup's credit businesses is not fully known at this time. The final impact will ultimately depend upon the successful implementation of changes to Citigroup's business model and the continued regulatory actions on and interpretations of the CARD Act, among other considerations.

 U.S. Installment and Other Revolving Loans

        In the table below, the Company's U.S. Installment portfolio consists of consumer loans in the following businesses: Consumer Finance, Retail Banking, Auto, Student Lending and Cards. Other Revolving consists of consumer loans (Ready Credit and Checking Plus products) in the Consumer Retail Banking business. Commercial-related loans are not included.

        As of September 30, 2009, the U.S. Installment portfolio totaled approximately $58 billion, while the U.S. Other Revolving portfolio was approximately $1 billion. While substantially all of the U.S. Installment portfolio is managed under LCL within Citi Holdings, it does include $0.4 billion of Consumer Retail Banking loans which are reported in Citicorp. The U.S. Other Revolving portfolio is managed under Citicorp. The U.S. Installment portfolio includes $21 billion of student loans originated under the Federal Family Education Loan Program where losses are substantially mitigated by federal guarantees if the loans are properly serviced.

        Approximately 44% of the Installment portfolio had FICO credit scores less than 620 on a refreshed basis. The Company continues to execute its strategy to wind down the assets in Citi Holdings. Approximately 29% of the Other Revolving portfolio is composed of loans having FICO less than 620.

Balances: September 30, 2009

Refreshed	Installment	Other Revolving
FICO ≥ 660	41%	56%
620≤FICO<660	15%	15%
FICO<620	44%	29%

Note: Based on balances of $56 billion for Installment and $0.9 billion for Other Revolving. Excludes Canada and Puerto Rico. Excludes balances where FICO was unavailable ($2.3 billion for Installment, $0.1 billion for Other Revolving). 90+ DPD delinquency rate for balances where FICO was unavailable is 3.55% for Installment and 6.34% for Other Revolving vs. overall rate of 2.84% for Installment and 3.12% for Other Revolving.

        The table below provides delinquency statistics for loans 90+DPD for both the Installment and Other Revolving portfolios. On a refreshed basis, loans with FICO scores of less than 620 exhibit significantly higher delinquencies than in any other FICO band and will drive the majority of the losses.

90+DPD Delinquency Rate: September 30, 2009

Refreshed	Installment 90+DPD%	Other Revolving 90+DPD%
FICO ≥ 660	0.1%	0.0%
620≤FICO<660	0.3%	0.4%
FICO<620	6.2%	9.2%

Note: Based on balances of $56 billion for Installment and $0.9 billion for Other Revolving. Excludes Canada and Puerto Rico. Loans 90 days or more past due are more likely to be associated with low refreshed FICO scores both because low scores are indicative of repayment risk and because their delinquency has been reported by the Company to the credit bureaus.

 Corporate Loan Details

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

Corporate Credit Portfolio

        The following table presents credit data for the Company's corporate loans and unfunded lending commitments at September 30, 2009:

	At September 30, 2009
Corporate Loans(1) (in millions of dollars)	Recorded Investment in Loans(2)	% of Total(3)	Unfunded Lending Commitments	% of Total(3)
Investment grade(4)	$96,689	57%	$275,556	88%
Non-investment grade(4)
Noncriticized	21,010	12	14,268	5
Criticized performing(5)	36,803	22	20,384	6
Commercial real estate (CRE)	6,170	4	1,786	0
Commercial & Industrial	30,633	18	18,598	6
Criticized non-performing(5)	14,776	9	3,246	1
Commercial real estate (CRE)	3,783	3	913	0
Commercial & Industrial	10,993	6	2,333	1

Total non-investment grade	$72,589	43%	$37,898	12%
Private Banking loans managed on a delinquency basis(4)(6)	14,565		2,275
Loans at fair value	1,475		—

Total Corporate Loans	$185,318		$315,754
Unearned income	(4,598)		—

Corporate Loans, net of unearned income	$180,720		$315,754

(1)
Includes $575 million of TDRs for which concessions, such as the reduction of interest rates or the deferral of interest or principal payments, have been granted as a result of deterioration in the borrowers' financial condition. Each of the borrowers is current under the restructured terms.

(2)
Recorded investment in a loan includes accrued interest, net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(3)
Percentages disclosed above exclude Private Banking loans managed on a delinquency basis and loans at fair value.

(4)
Held-for-investment loans accounted for on an amortized cost basis.

(5)
Criticized exposures corresponds to the Special Mention, Substandard and Doubtful asset categories defined by regulatory authorities.

(6)
Approximately $0.2 billion are 90+DPD.

        The following tables represent the corporate credit portfolio (excluding Private Banking), before consideration of collateral, by maturity at September 30, 2009. The corporate portfolio is broken out by direct outstandings which include drawn loans, overdrafts, interbank placements, bankers' acceptances, certain investment securities and leases and unfunded commitments which include unused commitments to lend, letters of credit and financial guarantees.

	At September 30, 2009
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$158	$88	$8	$254
Unfunded lending commitments	182	126	9	317

Total	$340	$214	$17	$571

	At December 31, 2008
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$161	$100	$9	$270
Unfunded lending commitments	206	141	12	359

Total	$367	$241	$21	$629

Portfolio Mix

        The corporate credit portfolio (excluding Private Banking) is diverse across counterparty, industry and geography. The following table shows direct outstandings and unfunded commitments by region:

	September 30, 2009	December 31, 2008
North America	46%	48%
EMEA	32	31
Latin America	9	8
Asia	13	13

Total	100%	100%

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

        The following table presents the corporate credit portfolio (excluding Private Banking) by facility risk rating at September 30, 2009 and December 31, 2008, as a percentage of the total portfolio:

	Direct outstandings and unfunded commitments
	September 30, 2009	December 31, 2008
AAA/AA/A	54%	57%
BBB	25	24
BB/B	13	13
CCC or below	8	6
Unrated	—	—

Total	100%	100%

        The corporate credit portfolio (excluding Private Banking) is diversified by industry, with a concentration only in the financial sector, including banks, other financial institutions, insurance companies, investment banks and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total corporate portfolio:

	Direct outstandings and unfunded commitments
	September 30, 2009	December 31, 2008
Government and central banks	14%	12%
Investment banks	6	7
Banks	10	7
Other financial institutions	5	5
Utilities	5	5
Insurance	4	4
Petroleum	5	4
Agriculture and food preparation	5	4
Telephone and cable	3	3
Industrial machinery and equipment	3	3
Global information technology	2	3
Chemicals	3	3
Other industries(1)	35	40

Total	100%	100%

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

        At September 30, 2009 and December 31, 2008, $66.3 billion and $95.5 billion, respectively, of credit risk exposure were economically hedged. Citigroup's expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other risk mitigants. In addition, the reported amounts of direct outstandings and unfunded commitments in this report do not reflect the impact of these hedging transactions. At September 30, 2009 and December 31, 2008, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution, respectively:

Rating of Hedged Exposure

	September 30, 2009	December 31, 2008
AAA/AA/A	45%	54%
BBB	37	32
BB/B	11	9
CCC or below	7	5

Total	100%	100%

        At September 30, 2009 and December 31, 2008, the credit protection was economically hedging underlying credit exposure with the following industry distribution, respectively:

Industry of Hedged Exposure

	September 30, 2009	December 31, 2008
Utilities	9%	10%
Telephone and cable	8	9
Agriculture and food preparation	7	7
Petroleum	6	7
Industrial machinery and equipment	6	6
Insurance	4	5
Chemicals	7	5
Retail	4	5
Other financial institutions	4	4
Autos	5	4
Pharmaceuticals	5	4
Natural gas distribution	4	4
Global information technology	3	4
Metals	4	3
Other industries(1)	24	23

Total	100%	100%

(1)
Includes all other industries, none of which is greater than 2% of the total hedged amount.

U.S. Subprime-Related Direct Exposure in Citi Holdings—Special Asset Pool

        The following table summarizes Citigroup's U.S. subprime-related direct exposures in Citi Holdings at September 30, 2009 and June 30, 2009:

In billions of dollars	June 30, 2009 exposures	Third Quarter 2009 write-ups (downs)(1)		Third Quarter 2009 Other(2)		September 30, 2009 exposures
Direct ABS CDO super senior exposures:
Gross ABS CDO super senior exposures (A)	$14.5					$15.1
Hedged exposures (B)	6.3					6.3
Net ABS CDO super senior exposures:
ABCP/CDO(3)	7.3	$1.6		$(1.3)		7.7
High grade	0.7	0.1		—		0.8
Mezzanine	0.2	0.2	(4)	(0.1)		0.3

Total net ABS CDO super senior exposures (A-B=C)	$8.3	$2.0		$(1.5	)(4)	$8.8

Lending and structuring exposures (D)	$1.4	$—		$(0.1)		$1.2

Total net exposures (C+D)(5)(6)	$9.6	$2.0		$(1.7)		$10.0

Credit adjustment on hedged counterparty exposures (E)(7)		$(0.1)

Total net write-ups (downs) (C+D+E)		$1.9

Note: Table may not foot or cross-foot due to roundings.

(1)
Includes net profits and losses associated with liquidations.

(2)
Reflects sales, transfers and repayment or liquidations of principal.

(3)
Consists of older-vintage, high-grade ABS CDOs.

(4)
A portion of the underlying securities was purchased in liquidations of CDOs and reported as Trading account assets. As of September 30, 2009, $303 million relating to deals liquidated was held in the trading books.

(5)
Composed of net CDO super-senior exposures and gross lending and structuring exposures.

(6)
These $10.0 billion in net direct exposures include the $8.0 billion of assets reflected in the table entitled "Assets within Special Asset Pool" under "Citi Holdings—Special Asset Pool" above.

(7)
Adjustment related to counterparty credit risk.

        Citi Holdings had approximately $10.0 billion in net U.S. subprime-related direct exposures in the Special Asset Pool at September 30, 2009. The exposure consisted of (a) approximately $8.8 billion of net exposures in the super senior tranches (i.e., the most senior tranches) of CDOs, which are collateralized by asset-backed securities, derivatives on asset-backed securities, or both (ABS CDOs), and (b) approximately $1.2 billion of exposures in its lending and structuring business.

        The Special Asset Pool also has trading positions, both long and short, in U.S. subprime RMBS and related products, including ABS CDOs, which are not included in the figures above. The exposure from these positions is actively managed and hedged, although the effectiveness of the hedging products used may vary with material changes in market conditions.

Direct ABS CDO Super Senior Exposures

        The net $8.8 billion in ABS CDO super senior exposures as of September 30, 2009 is collateralized primarily by subprime RMBS, derivatives on RMBS, or both.

        Citi Holdings' CDO super senior subprime direct exposures are Level 3 assets. The valuation of the high-grade and mezzanine ABS CDO positions uses trader prices based on the underlying assets of each high-grade and mezzanine ABS CDO. Unlike the ABCP positions, the high-grade and mezzanine positions are now largely hedged through the ABX and bond short positions, which are trader priced. This results in closer symmetry in the way these long and short positions are valued by the business. Citi Holdings intends to use trader marks to value this portion of the portfolio going forward so long as it remains largely hedged.

        The valuation of the ABCP positions is subject to valuation based on significant unobservable inputs. Fair value of these exposures is based on estimates of future cash flows from the mortgage loans underlying the assets of the ABS CDOs. To determine the performance of the underlying mortgage loan portfolios, the Company estimates the prepayments, defaults and loss severities based on a number of macroeconomic factors. The model is calibrated using available mortgage loan information including historical loan performance. An appropriate discount rate is then applied to the cash flows generated for each ABCP tranche, in order to estimate its fair value under current market conditions.

        The valuation as of September 30, 2009 assumes a cumulative decline in U.S. housing prices from peak to trough of 30.5%. This rate assumes declines of 10% in 2009 and flat for 2010, respectively, the remainder of the 30.5% decline having already occurred before the end of 2008.

        The primary drivers that currently impact the model valuations are the discount rates used to calculate the present value of projected cash flows and projected mortgage loan performance. Each 10 basis point change in the discount rate used generally results in an approximate $26 million change in the fair value of the Company's direct ABCP exposures as of September 30, 2009.

        Estimates of the fair value of the CDO super senior exposures depend on market conditions and are subject to further change over time. For a further discussion of the valuation methodology and assumptions used to value direct ABS CDO super senior exposures to U.S. Subprime Mortgages, see Note 17 to the Consolidated Financial Statements, "Fair Value Measurement."

Lending and Structuring Exposures

        The $1.2 billion of subprime-related exposures includes approximately $0.8 billion of actively managed subprime loans purchased for resale or securitization at a discount to par during 2007 and approximately $0.4 billion of financing transactions with customers secured by subprime collateral, and are carried at fair value.

Exposure to Commercial Real Estate

        ICG and the Special Asset Pool, through their business activities and as capital markets participants, incur exposures that are directly or indirectly tied to the commercial real estate market. These exposures are represented primarily by the following three categories:

        (1)   Assets held at fair value include approximately $5.7 billion, of which approximately $4.6 billion are securities, loans and other items linked to CRE that are carried at fair value as trading account assets, and of which approximately $1.0 billion are securities backed by CRE carried at fair value as available-for-sale (AFS) investments. Changes in fair value for these trading account assets are reported in current earnings, while AFS investments are reported in OCI with other-than-temporary impairments reported in current earnings.

        The majority of these exposures are classified as Level 3 in the fair-value hierarchy. Weakening activity in the trading markets for some of these instruments resulted in reduced liquidity, thereby decreasing the observable inputs for such valuations, and could have an adverse impact on how these instruments are valued in the future if such conditions persist.

        (2)   Assets held at amortized cost include approximately $1.8 billion of securities classified as HTM and $22.8 billion of loans and commitments. The HTM securities were classified as such during the fourth quarter of 2008 and were previously classified as either trading or AFS. They are accounted for at amortized cost, subject to other-than-temporary impairment. Loans and commitments are recorded at amortized cost, less loan loss reserves. The impact from changes in credit is reflected in the calculation of the allowance for loan losses and in net credit losses.

        (3)   Equity and other investments include approximately $4.9 billion of equity and other investments such as limited partner fund investments which are accounted for under the equity method, which recognizes gains or losses based on the investor's share of the net income of the investee.

 Direct Exposure to Monolines

        Citi Holdings has exposure, via the Special Asset Pool, to various monoline bond insurers (Monolines), listed in the table below, from hedges on certain investments and from trading positions. The hedges are composed of credit default swaps and other hedge instruments. Citi Holdings recorded an additional $61 million in downward CVA related to exposure to Monolines during the third quarter of 2009, bringing the total CVA balance to $5.3 billion.

        The following table summarizes the market value of Citi Holdings' direct exposures to and the corresponding notional amounts of transactions with the various Monolines as well as the aggregate credit valuation adjustment associated with these exposures as of September 30, 2009 and June 30, 2009.

	September 30, 2009		June 30, 2009
In millions of dollars	Fair-value exposure	Notional amount of transactions	Fair-value exposure	Notional amount of transactions
Direct subprime ABS CDO super senior—Ambac	$4,495	$5,295	$4,525	$5,328

Trading assets—non-subprime:
MBIA	$1,898	$3,871	$2,123	$3,868
FSA	74	847	128	1,108
Assured	80	458	126	466
Radian	8	150	19	150
Ambac	—	407	—	407

Subtotal trading assets—non-subprime	$2,061	$5,733	$2,396	$5,999

Total gross fair-value direct exposure	$6,556		$6,921
Credit valuation adjustment	(5,274)		(5,213)

Total net fair-value direct exposure	$1,282		$1,708

        The fair-value exposure, net of payable and receivable positions, represents the market value of the contract as of September 30, 2009 and June 30, 2009, respectively, excluding the CVA. The notional amount of the transactions, including both long and short positions, is used as a reference value to calculate payments. The CVA is a downward adjustment to the fair-value exposure to a counterparty to reflect the counterparty's creditworthiness in respect of the obligations in question.

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

        As of September 30, 2009 and June 30, 2009, Citi Holdings had $6.3 billion in notional amount of hedges against its direct subprime ABS CDO super senior positions. Of those amounts, $5.3 billion was purchased from Monolines and is included in the notional amount of transactions in the table above.

        With respect to Citi Holdings' trading assets, there were $2.1 billion and $2.4 billion of fair-value exposure to Monolines as of September 30, 2009 and June 30, 2009, respectively. Trading assets include trading positions, both long and short, in U.S. subprime RMBS and related products, including ABS CDOs.

        The notional amount of transactions related to the remaining non-subprime trading assets as of September 30, 2009 was $5.7 billion. Of the $5.7 billion, $5.0 billion was in the form of credit default swaps and total return swaps with a fair value exposure of $2.1 billion. The remaining notional amount comprised $697 million primarily in interest-rate swaps with a corresponding fair value exposure of $9 million net payable.

        The notional amount of transactions related to the remaining non-subprime trading assets at June 30, 2009 was $6.0 billion with a corresponding fair value exposure of $2.4 billion. Of the $6.0 billion, $5.0 billion was in the form of credit default swaps and total return swaps with a fair value of $2.4 billion. The remaining notional amount comprised $955 million primarily in interest-rate swaps with a corresponding fair value exposure of $2.1 million net payable.

        The Company has purchased mortgage insurance from various monoline mortgage insurers on first mortgage loans. The notional amount of this insurance protection was approximately $243 million and $316 million as of September 30, 2009 and June 30, 2009, respectively, with nominal pending claims against this notional amount.

        In addition, Citigroup has indirect exposure to Monolines in various other parts of its businesses. Indirect exposure includes circumstances in which the Company is not a contractual counterparty to the Monolines, but instead owns securities which may benefit from embedded credit enhancements provided by a Monoline. For example, corporate or municipal bonds in the trading business may be insured by the Monolines. The table and discussion above do not reflect this type of indirect exposure to the Monolines.

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

        Prior to funding, highly leveraged financing commitments are assessed for impairment and losses are recorded when they are probable and reasonably estimable. For the portion of loan commitments that relates to loans that will be held for investment, loss estimates are made based on the borrower's ability to repay the facility according to its contractual terms. For the portion of loan commitments that relates to loans that will be held-for-sale, loss estimates are made in reference to current conditions in the resale market (both interest rate risk and credit risk are considered in the estimate). Loan origination, commitment, underwriting and other fees are netted against any recorded losses.

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

        Due to the dislocation of the credit markets and the reduced market interest in higher-risk/higher-yield instruments since the latter half of 2007, liquidity in the market for highly leveraged financings has been limited. This has resulted in the Company's recording pretax write-downs on funded and unfunded highly leveraged finance exposures of $24 million in the third quarter of 2009, bringing the cumulative write-downs for the first nine months of 2009 to $508 million.

        Citigroup's exposures to highly leveraged financing commitments totaled $6.2 billion at September 30, 2009 ($5.9 billion funded and $0.3 billion in unfunded commitments), reflecting a decrease of $2.3 billion from June 30, 2009.

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

        The Company's sole remaining exposure to the transferred loans are the senior debt securities, which have an amortized cost basis of $6.8 billion and fair value of $6.9 billion at September 30, 2009, and the payables under the TRS, which have a fair value of $0.1 billion at September 30, 2009. The change in the value of the retained senior debt securities that are classified as AFS securities are recorded in AOCI as they are deemed temporary. The offsetting change in the TRS are recorded as cash flow hedges within AOCI. See Note 14 to the Consolidated Financial Statements for additional information.

DERIVATIVES

        See Note 16 to the Consolidated Financial Statements for a discussion and disclosures related to the Company's Derivative activities. The following discussions relate to the Fair Valuation Adjustment for Derivatives and Credit Derivatives activities.

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

  •
  CVA are applied to over-the-counter derivative instruments, in which the base valuation generally discounts expected cash flows using LIBOR interest rate curves. Because not all counterparties have the same credit risk as that implied by the relevant LIBOR curve, a CVA is necessary to incorporate the market view of both counterparty credit risk and the Company's own credit risk in the valuation.

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

        The CVA adjustment is designed to incorporate a market view of the credit risk inherent in the derivative portfolio. However, most derivative instruments are negotiated bilateral contracts and are not commonly transferred to third parties. Derivative instruments are normally settled contractually, or if terminated early, are terminated at a value negotiated bilaterally between the counterparties. Therefore, the CVA (both counterparty and own-credit) may not be realized upon a settlement or termination in the normal course of business.

        In addition, all or a portion of the CVA may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of Citi or its counterparties, or changes in the credit mitigants (collateral and netting agreements) associated with the derivative instruments. Historically, Citigroup's credit spreads have moved in tandem with general counterparty credit spreads, thus providing offsetting CVAs affecting revenue. However, in the first quarter of 2009, Citigroup's credit spreads widened and counterparty credit spreads generally narrowed, each of which positively affected revenues. Conversely, in the second and third quarters of 2009, Citigroup's credit spreads narrowed and negatively affected revenues.

        The table below summarizes pretax gains (losses) related to changes in CVAs on derivative instruments for the quarters ended September 30, 2009 and 2008, respectively:

	Credit valuation adjustment gain (loss)
In millions of dollars	2009	2008
Non-monoline counterparties	$855	$(851)
Citigroup (own)	(1,534)	1,951

Net non-monoline CVA	$(679)	$1,100
Monoline counterparties	(61)	(920)

Total CVA—derivative instruments	$(740)	$180

        The table below summarizes pretax gains (losses) related to changes in CVAs on derivative instruments for the nine months ended September 30, 2009 and 2008, respectively:

	Credit valuation adjustment gain (loss)
In millions of dollars	2009	2008
Non-monoline counterparties	$5,387	$(2,236)
Citigroup (own)	(1,891)	3,165

Net non-monoline CVA	$3,496	$929
Monoline counterparties	(995)	(4,839)

Total CVA—derivative instruments	$2,501	$(3,910)

        The table below summarizes the CVA applied to the fair value of derivative instruments as of September 30, 2009 and December 31, 2008, respectively.

	Credit valuation adjustment Contra liability (contra asset)
In millions of dollars	September 30, 2009	December 31, 2008
Non-monoline counterparties	$(2,878)	$(8,266)
Citigroup (own)	1,754	3,611

Net non-monoline CVA	$(1,124)	$(4,655)
Monoline counterparties	(5,274)	(4,279)

Total CVA—derivative instruments	$(6,398)	$(8,934)

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

        Credit derivatives generally require that the seller of credit protection make payments to the buyer upon the occurrence of pre-defined events (settlement triggers). These settlement triggers are defined by the form of the derivative and the referenced credit and are generally limited to the market standard of failure to pay on indebtedness and bankruptcy (or comparable events) of the reference credit and, in a more limited range of transactions, debt restructuring.

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

        The following tables summarize the key characteristics of the Company's credit derivative portfolio by counterparty and derivative instrument as of September 30, 2009 and December 31, 2008, respectively:

September 30, 2009:

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By Industry/Counterparty:
Bank	$62,785	$61,679	$914,418	$860,437
Broker-dealer	23,425	22,323	321,199	301,216
Monoline	6,572	1	8,299	—
Non-financial	181	193	3,405	2,127
Insurance and other financial institutions	19,264	16,379	202,054	151,326

Total by Industry/Counterparty	$112,227	$100,575	$1,449,375	$1,315,106

By Instrument:
Credit default swaps and options	$107,770	$99,376	$1,418,691	$1,314,282
Total return swaps	4,457	1,199	30,684	824

Total by Instrument	$112,227	$100,575	$1,449,375	$1,315,106

December 31, 2008(1):

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By Industry/Counterparty:
Bank	$128,042	$121,811	$996,248	$943,949
Broker-dealer	59,321	56,858	403,501	365,664
Monoline	6,886	91	9,973	139
Non-financial	4,874	2,561	5,608	7,540
Insurance and other financial institutions	29,228	22,388	180,354	125,988

Total by Industry/Counterparty	$228,351	$203,709	$1,595,684	$1,443,280

By Instrument:
Credit default swaps and options	$221,159	$203,220	$1,560,222	$1,441,375
Total return swaps	7,192	489	35,462	1,905

Total by Instrument	$228,351	$203,709	$1,595,684	$1,443,280

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

        The Company actively monitors its counterparty credit risk in credit derivative contracts. Approximately 87% of the gross receivables as of September 30, 2009 are from counterparties with which the Company maintains collateral agreements. A majority of the Company's top 15 counterparties (by receivable balance owed to the Company) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty rating downgrades may have an incremental effect by lowering the threshold at which the Company may call for additional collateral. A number of the remaining significant counterparties are monolines.

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

Interest Rate Exposure (IRE)

        The exposures in the following table represent the approximate annualized risk to Net Interest Revenue (NIR) assuming an unanticipated parallel instantaneous 100 basis points change, as well as a more gradual 100 basis points (25 basis points per quarter) parallel change in rates as compared with the market forward interest rates in selected currencies.

	September 30, 2009		June 30, 2009		September 30, 2008
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(1,193)	$1,427	$(1,767)	$1,935	$(1,811)	$893
Gradual change	$(563)	$526	$(1,005)	$936	$(707)	$490

Mexican peso
Instantaneous change	$25	$(25)	$(21)	$21	$(23)	$23
Gradual change	$11	$(11)	$(15)	$15	$(19)	$19

Euro
Instantaneous change	$52	$(4)	$(29)	$21	$(52)	$52
Gradual change	$12	$(12)	$(35)	$35	$(41)	$41

Japanese yen
Instantaneous change	$228	NM	$215	NM	$142	NM
Gradual change	$135	NM	$122	NM	$72	NM

Pound sterling
Instantaneous change	$(11)	$24	$(11)	$11	$16	$(16)
Gradual change	$(11)	$11	$(14)	$14	$13	$(13)

NM    Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the Japanese yen yield curve.

        The changes in the U.S. dollar interest rate exposures from June 30, 2009 to September 30, 2009 are related to customer-related asset and liability mix, term debt issuance, as well as Citigroup's view of prevailing interest rates.

        Certain risk positions in the non-trading portfolio are economically hedged with offsetting positions in the mark-to-market portfolio, which are reflected in the Value at Risk metrics. If the effect of these hedging transactions were netted against the non-trading portfolio it would reduce Citi's risk from an instantaneous parallel increase in rates from ($1,193) million to ($569) million and decrease Citi's opportunity from an instantaneous parallel decrease in rates from $1,427 million to $803 million.

        The following table shows the risk to NIR from six different changes in the implied forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bp)	—	100	200	(200)	(100)	—
10-year rate change (bp)	(100)	—	100	(100)	—	100
Impact to net interest revenue (in millions of dollars)	$8	$(514)	$(1,131)	$62	$269	$(61)

Value at Risk

        For Citigroup's major trading centers, the aggregate pretax value at risk (VAR) in the trading portfolios was $273 million, $277 million, $319 million and $237 million at September 30, 2009, June 30, 2009, December 31, 2008 and September 30, 2008, respectively. Daily Citigroup trading VAR averaged $281 million and ranged from $247 million to $312 million during the third quarter of 2009. The following table summarizes VAR for Citigroup trading portfolios at September 30, 2009, June 30, 2009, December 31, 2008 and September 30, 2008, including the total VAR, the specific risk only component of VAR, and general market factor VAR's, along with the quarterly averages:

In million of dollars	September 30, 2009	Third Quarter 2009 Average	June 30, 2009	Second Quarter 2009 Average	December 31, 2008	Fourth Quarter 2008 Average	September 30, 2008	Third Quarter 2008 Average
Interest rate	$240	$237	$226	$217	$320	$272	$240	$265
Foreign exchange	98	90	84	61	118	80	40	43
Equity	51	62	65	94	84	94	106	99
Commodity	41	38	36	38	15	16	20	20
Diversification benefit	(157)	(146)	(134)	(150)	(218)	(167)	(169)	(187)

Total—All market risk factors, including general and specific risk	$273	$281	$277	$260	$319	$295	$237	$240

Specific risk only component	$12	$17	$18	$20	$8	25	$20	$14

Total—General market factors only	$261	$264	$259	$240	$311	$270	$217	$226

        The specific risk only component represents the level of equity and debt issuer-specific risk embedded in VAR. Citigroup's specific risk model conforms to the 4x-multiplier treatment and is subject to extensive annual hypothetical back-testing.

        The table below provides the range of market factor VARs, inclusive of specific risk, across the quarters ended:

	September 30, 2009		June 30, 2009		December 31, 2008		September 30, 2008
In millions of dollars	Low	High	Low	High	Low	High	Low	High
Interest rate	$218	$260	$193	$240	$227	$328	$239	$292
Foreign exchange	55	110	31	91	43	130	28	71
Equity	51	95	50	153	68	122	80	134
Commodity	32	45	26	50	12	22	12	46

        The following table provides the VAR for Citicorp's Securities and Banking business for the second and third quarters of 2009:

In millions of dollars	September 30, 2009	June 30, 2009
Total—All market risk factors, including general and specific risk	$168	$213

Average—during quarter	184	186
High—during quarter	247	214
Low—during quarter	148	148

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

        The goal is to keep operational risk at appropriate levels relative to the characteristics of our businesses, the markets in which we operate our capital and liquidity, and the competitive, economic and regulatory environment. Notwithstanding these controls, Citigroup incurs operational losses.

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

 COUNTRY AND CROSS-BORDER RISK

        The table below shows all countries where total Federal Financial Institutions Examination Council (FFIEC) cross-border outstandings exceed 0.75% of total Citigroup assets:

	September 30, 2009								December 31, 2008
In Billions of U.S. dollars
	Cross-Border Claims on Third Parties
	Banks	Public	Private	Total	Trading and Short-Term Claims	Investments in and Funding of Local Franchises	Total Cross-Border Outstandings	Commitments	Total Cross-Border Outstandings	Commitments
Germany	$9.0	$4.9	$7.2	$21.1	$19.4	$6.3	$27.4	$56.6	$29.9	$48.6
France	10.1	5.9	8.9	24.9	21.0	0.1	25.0	75.2	21.4	66.4
India	0.9	0.2	6.9	8.0	5.0	15.0	23.0	1.6	28.0	1.6
Netherlands	6.3	3.3	10.5	20.1	16.2	—	20.1	73.8	17.7	67.4
South Korea	2.0	0.9	5.1	8.0	7.8	11.2	19.2	14.1	22.0	15.7
United Kingdom	6.3	0.2	9.5	16.0	13.4	—	16.0	135.5	26.3	128.3
Italy	0.8	8.7	3.0	12.5	10.1	3.1	15.6	21.7	14.7	20.2
Cayman Islands	0.2	—	14.2	14.4	13.3	—	14.4	6.8	22.1	8.2
Canada	1.3	0.5	3.5	5.3	3.6	8.0	13.3	7.4	16.1	36.1

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

INTEREST REVENUE/EXPENSE AND YIELDS

Average Rates—Interest Revenue, Interest Expense, and Net Interest Margin

In millions of dollars	3rd Qtr. 2009	2nd Qtr. 2009(1)	3rd Qtr. 2008(1)	Change 3Q09 vs. 3Q08
Interest Revenue(2)	$18,678	$19,671	$26,130	(29)%
Interest Expense(3)	6,680	6,842	12,726	(48)

Net Interest Revenue(2)(3)	$11,998	$12,829	$13,404	(10)%

Interest Revenue—Average Rate	4.59%	4.97%	6.14%	(155	) bps
Interest Expense—Average Rate	1.83%	1.93%	3.23%	(140	) bps
Net Interest Margin (NIM)	2.95%	3.24%	3.15%	(20	) bps

Interest Rate Benchmarks:
Federal Funds Rate—End of Period	0.00-0.25%	0.00-0.25%	2.00%	(175+	) bps

2 Year U.S. Treasury Note—Average Rate	1.03%	1.02%	2.36%	(133	) bps
10 Year U.S. Treasury Note—Average Rate	3.52%	3.32%	3.86%	(34	) bps

10 Year vs. 2 Year Spread	249 bps	230 bps	150 bps

(1)
Reclassified to conform to the current period's presentation and to exclude discontinued operations.

(2)
Excludes taxable equivalent adjustment (based on the U.S. Federal statutory tax rate of 35%) of $387 million, $82 million, and $51 million for the third quarter of 2009, the second quarter of 2009, and the third quarter of 2008, respectively.

(3)
Excludes expenses associated with hybrid financial instruments and beneficial interest in consolidated VIEs. These obligations are classified as Long-term debt and are accounted for at fair value with changes recorded in Principal transactions.

        A significant portion of the Company's business activities are based upon gathering deposits and borrowing money and then lending or investing those funds, including market-making activities in tradable securities. Net interest margin (NIM) is calculated by dividing annualized gross interest revenue less gross interest expense by average interest earning assets.

        During the third quarter of 2009, the yields across both the interest earning assets as well as the interest earning liabilities dropped significantly from the same period in 2008. The lower asset yields more than offset the lower cost of funds, resulting in lower NIM compared to the prior-year period.

        Net interest margin decreased by 29 basis points compared to the second quarter of 2009, driven by two principal items. First, the Company experienced a higher cost of borrowings due to debt issuances outside of the government programs (e.g., non-TLGP debt) as well the increased interest paid on the additional trust preferred securities outstanding as a result of the completion of the exchange offers. Second, Citi's business spread compression, generally of two types—narrowing of yields in Citi's asset businesses, due to the continued de-risking of loan portfolios and expansion of loss mitigation efforts, and the natural compression of spreads in the Company's deposit businesses as a result of the continued low interest rate environment.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	3rd Qtr. 2009	2nd Qtr. 2009	3rd Qtr. 2008	3rd Qtr. 2009	2nd Qtr. 2009	3rd Qtr. 2008	3rd Qtr. 2009	2nd Qtr. 2009	3rd Qtr. 2008
Assets
Deposits with banks(5)	$190,269	$168,631	$65,667	$313	$377	$792	0.65%	0.90%	4.80%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$140,756	$131,522	$157,355	$476	$515	$1,272	1.34%	1.57%	3.22%
In offices outside the U.S.(5)	70,790	61,382	73,631	252	279	943	1.41	1.82	5.10

Total	$211,546	$192,904	$230,986	$728	$794	$2,215	1.37%	1.65%	3.81%

Trading account assets(7)(8)
In U.S. offices	$138,781	$134,334	$210,248	$1,668	$1,785	$2,740	4.77%	5.33%	5.18%
In offices outside the U.S.(5)	129,135	120,468	150,985	986	1,136	1,397	3.03	3.78	3.68

Total	$267,916	$254,802	$361,233	$2,654	$2,921	$4,137	3.93%	4.60%	4.56%

Investments(1)
In U.S. offices
Taxable	$122,608	$123,181	$118,950	$1,568	$1,674	$1,185	5.07%	5.45%	3.96%
Exempt from U.S. income tax	18,666	16,293	13,057	226	247	136	4.80	6.08	4.14
In offices outside the U.S.(5)	121,950	118,891	92,241	1,489	1,514	1,276	4.84	5.11	5.50

Total	$263,224	$258,365	$224,248	$3,283	$3,435	$2,597	4.95%	5.33%	4.61%

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$299,069	$306,273	$329,520	$5,346	$5,410	$6,755	7.09%	7.09%	8.16%
In offices outside the U.S.(5)	151,124	153,352	179,660	3,339	3,236	4,709	8.77	8.46	10.43

Total consumer loans	$450,193	$459,625	$509,180	$8,685	$8,646	$11,464	7.65%	7.55%	8.96%

Corporate loans
In U.S. offices	$71,401	$79,074	$73,976	$593	$844	$778	3.30%	4.28%	4.18%
In offices outside the U.S.(5)	117,087	117,242	135,766	2,323	2,439	3,286	7.87	8.34	9.63

Total corporate loans	$188,488	$196,316	$209,742	$2,916	$3,283	$4,064	6.14%	6.71%	7.71%

Total loans	$638,681	$655,941	$718,922	$11,601	$11,929	$15,528	7.21%	7.29%	8.59%

Other interest-earning Assets	$43,869	$57,416	$91,182	$99	$215	$861	0.90%	1.50%	3.76%

Total interest-earning Assets	$1,615,505	$1,588,059	$1,692,238	$18,678	$19,671	$26,130	4.59%	4.97%	6.14%

Non-interest-earning assets(7)	253,316	262,840	357,433

Total Assets from discontinued operations	$21,418	$19,048	$45,337

Total assets	$1,890,239	$1,869,947	$2,095,008

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $387 million, $82 million, and $51 million for the third quarter of 2009, the second quarter of 2009, and the third quarter of 2008, respectively.

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

(6)
Average volumes of securities borrowed or purchased under agreements to resell are reported net. However, Interest revenue is reflected gross.

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

(9)
Includes cash-basis loans.

 AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume			Interest Expense			% Average Rate
In millions of dollars	3rd Qtr. 2009	2nd Qtr. 2009	3rd Qtr. 2008	3rd Qtr. 2009	2nd Qtr. 2009	3rd Qtr. 2008	3rd Qtr. 2009	2nd Qtr. 2009	3rd Qtr. 2008
Liabilities
Deposits
In U.S. offices
Savings deposits(5)	$173,999	$173,168	$161,437	$613	$999	$611	1.40%	2.31%	1.51%
Other time deposits	62,256	57,869	54,928	224	278	554	1.43	1.93	4.01
In offices outside the U.S.(6)	459,142	428,188	464,429	1,461	1,563	3,750	1.26	1.46	3.21

Total	$695,397	$659,225	$680,794	$2,298	$2,840	$4,915	1.31%	1.73%	2.87%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$131,641	$133,948	$160,202	$248	$288	$1,185	0.75%	0.86%	2.94%
In offices outside the U.S.(6)	72,302	74,346	99,047	524	643	1,536	2.88	3.47	6.17

Total	$203,943	$208,294	$259,249	$772	$931	$2,721	1.50%	1.79%	4.18%

Trading account liabilities(8)(9)
In U.S. offices	$21,204	$19,592	$30,251	$28	$50	$251	0.52%	1.02%	3.30%
In offices outside the U.S.(6)	39,431	36,652	41,816	15	19	34	0.15	0.21	0.32

Total	$60,635	$56,244	$72,067	$43	$69	$285	0.28%	0.49%	1.57%

Short-term borrowings
In U.S. offices	$108,474	$136,200	$149,398	$259	$209	$729	0.95%	0.62%	1.94%
In offices outside the U.S.(6)	30,985	35,299	45,497	91	106	195	1.17	1.20	1.71

Total	$139,459	$171,499	$194,895	$350	$315	$924	1.00%	0.74%	1.89%

Long-term debt(10)
In U.S. offices	$318,610	$296,324	$323,788	$2,952	$2,427	$3,460	3.68%	3.29%	4.25%
In offices outside the U.S.(6)	27,447	29,318	36,375	265	260	421	3.83	3.56	4.60

Total	$346,057	$325,642	$360,163	$3,217	$2,687	$3,881	3.69%	3.31%	4.29%

Total interest-bearing liabilities	$1,445,491	$1,420,904	$1,567,168	$6,680	$6,842	$12,726	1.83%	1.93%	3.23%

Demand deposits in U.S. offices	34,592	19,584	7,326
Other non-interest-bearing liabilities(8)	250,768	267,055	351,379
Total liabilities from discontinued operations	14,189	12,122	30,467

Total liabilities	$1,745,040	$1,719,665	$1,956,340

Citigroup equity(11)	$143,547	$148,448	$131,771

Noncontrolling Interest	1,652	1,834	6,897

Total Equity	$145,199	$150,282	$138,668

Total Liabilities and Equity	$1,890,239	$1,869,947	$2,095,008

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$947,414	$944,819	$976,773	$5,694	$6,452	6,424	2.38%	2.74%	2.62%
In offices outside the U.S.(6)	668,091	643,240	715,465	6,304	6,377	6,980	3.74	3.98	3.88

Total	$1,615,505	$1,588,059	$1,692,238	$11,998	$12,829	$13,404	2.95%	3.24%	3.15%

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $387 million, $82 million, and $51 million for the third quarter of 2009, the second quarter of 2009, and the third quarter of 2008, respectively.

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

(7)
Average volumes of securities loaned or sold under agreements to repurchase are reported net. However, Interest revenue is reflected gross.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume		Interest Revenue		% Average Rate
In millions of dollars	Nine Months 2009	Nine Months 2008	Nine Months 2009	Nine Months 2008	Nine Months 2009	Nine Months 2008
Assets
Deposits with banks(5)	$176,014	$63,190	$1,126	$2,329	0.86%	4.92%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$133,427	$172,482	$1,541	$4,344	1.54%	3.36%
In offices outside the U.S.(5)	61,534	76,851	866	3,407	1.88	5.92

Total	$194,961	$249,333	$2,407	$7,751	1.65%	4.15%

Trading account assets(7)(8)
In U.S. offices	$140,210	$235,157	$5,437	$9,623	5.18%	5.47%
In offices outside the U.S.(5)	119,351	161,297	3,089	3,939	3.46	3.26

Total	$259,561	$396,454	$8,526	$13,562	4.39%	4.57%

Investments(1)
In U.S. offices
Taxable	$122,563	$111,467	$4,722	$3,469	5.15%	4.16%
Exempt from U.S. income tax	16,511	13,059	591	433	4.79	4.43
In offices outside the U.S.(5)	115,930	96,486	4,581	3,930	5.28	5.44

Total	$255,004	$221,012	$9,894	$7,832	5.19%	4.73%

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$309,443	$343,107	$16,807	$20,913	7.26%	8.14%
In offices outside the U.S.(5)	151,272	180,010	10,087	14,129	8.92	10.48

Total consumer loans	$460,715	$523,117	$26,894	$35,042	7.80%	8.95%

Corporate loans
In U.S. offices	$76,986	$75,177	$2,217	$2,529	3.85%	4.49%
In offices outside the U.S.(5)	117,745	147,278	7,274	10,312	8.26	9.35

Total corporate loans	$194,731	$222,455	$9,491	$12,841	6.52%	7.71%

Total loans	$655,446	$745,572	$36,385	$47,883	7.42%	8.58%

Other interest-earning assets	$50,972	$100,709	$594	$3,271	1.56%	4.34%

Total interest-earning assets	$1,591,958	$1,776,270	$58,932	$82,628	4.95%	6.21%

Non-interest-earning assets(7)	277,243	375,399
Total assets from discontinued operations	20,183	53,742

Total assets	$1,889,384	$2,205,411

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $566 million and $164 million for the first nine months of 2009 and 2008, respectively.

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

(6)
Average volumes of securities borrowed or purchased under agreements to resell are reported net. However, Interest revenue is reflected gross.

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

(9)
Includes cash-basis loans.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume		Interest Expense		% Average Rate
In millions of dollars	Nine Months 2009	Nine Months 2008	Nine Months 2009	Nine Months 2008	Nine Months 2009	Nine Months 2008
Liabilities
Deposits
In U.S. offices
Savings deposits(5)	$170,715	$166,799	$2,245	$2,334	1.76%	1.87%
Other time deposits	60,469	59,210	918	1,946	2.03	4.39
In offices outside the U.S.(6)	432,057	486,320	4,823	11,912	1.49	3.27

Total	$663,241	$712,329	$7,986	$16,191	1.61%	3.04%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$139,282	$188,653	$852	$4,519	0.82%	3.20%
In offices outside the U.S.(6)	71,611	100,437	1,955	5,040	3.65	6.70

Total	$210,893	$289,090	$2,807	$9,559	1.78%	4.42%

Trading account liabilities(8)(9)
In U.S. offices	$20,503	$32,576	$171	$934	1.12%	3.83%
In offices outside the U.S.(6)	35,728	46,387	49	130	0.18	0.37

Total	$56,231	$78,963	$220	$1,064	0.52%	1.80%

Short-term borrowings
In U.S. offices	$131,116	$156,458	$835	$2,695	0.85%	2.30%
In offices outside the U.S.(6)	33,833	54,438	293	538	1.16	1.32

Total	$164,949	$210,896	$1,128	$3,233	0.91%	2.05%

Long-term debt(10)
In U.S. offices	$308,201	$312,940	$8,199	$10,745	3.56%	4.59%
In offices outside the U.S.(6)	30,274	37,885	839	1,358	3.71	4.79

Total	$338,475	$350,825	$9,038	$12,103	3.57%	4.61%

Total interest-bearing liabilities	$1,433,789	$1,642,103	$21,179	$42,150	1.97%	3.43%

Demand deposits in U.S. offices	23,186	7,865
Other non-interest bearing liabilities(8)	272,809	387,673
Total liabilities from discontinued operations	12,670	31,013

Total liabilities	$1,742,454	$2,068,654

Total Citigroup equity(11)	$145,097	$131,245
Noncontrolling interest	1,833	5,512

Total Equity	$146,930	$136,757

Total liabilities and stockholders' equity	$1,889,384	$2,205,411

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$954,220	$1,025,789	$18,789	$19,187	2.63%	2.50%
In offices outside the U.S.(6)	637,738	750,481	18,964	21,291	3.98	3.79

Total	$1,591,958	$1,776,270	$37,753	$40,478	3.17%	3.04%

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $566 million and $164 million for the first nine months of 2009 and 2008, respectively.

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

(7)
Average volumes of securities loaned or sold under agreements to repurchase are reported net. However, Interest revenue is reflected gross.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	3rd Qtr. 2009 vs. 2nd Qtr. 2009			3rd Qtr. 2009 vs. 3rd Qtr. 2008
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits with banks(4)	$44	$(108)	$(64)	$611	$(1,090)	$(479)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$34	$(73)	$(39)	$(122)	$(674)	$(796)
In offices outside the U.S.(4)	39	(66)	(27)	(35)	(656)	(691)

Total	$73	$(139)	$(66)	$(157)	$(1,330)	$(1,487)

Trading account assets(5)
In U.S. offices	$58	$(175)	$(117)	$(872)	$(200)	$(1,072)
In offices outside the U.S.(4)	77	(227)	(150)	(186)	(225)	(411)

Total	$135	$(402)	$(267)	$(1,058)	$(425)	$(1,483)

Investments(1)
In U.S. offices	$25	$(152)	$(127)	$98	$375	$473
In offices outside the U.S.(4)	38	(63)	(25)	376	(163)	213

Total	$63	$(215)	$(152)	$474	$212	$686

Loans—consumer
In U.S. offices	$(128)	$64	$(64)	$(591)	$(818)	$(1,409)
In offices outside the U.S.(4)	(48)	151	103	(689)	(681)	(1,370)

Total	$(176)	$215	$39	$(1,280)	$(1,499)	$(2,779)

Loans—corporate
In U.S. offices	$(76)	$(175)	$(251)	$(26)	$(159)	$(185)
In offices outside the U.S.(4)	(3)	(113)	(116)	(417)	(546)	(963)

Total	$(79)	$(288)	$(367)	$(443)	$(705)	$(1,148)

Total loans	$(255)	$(73)	$(328)	$(1,723)	$(2,204)	$(3,927)

Other interest-earning assets	$(43)	$(73)	$(116)	$(309)	$(453)	$(762)

Total interest revenue	$17	$(1,010)	$(993)	$(2,162)	$(5,290)	$(7,452)

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

 ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	3rd Qtr. 2009 vs. 2nd Qtr. 2009			3rd Qtr. 2009 vs. 3rd Qtr. 2008
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits
In U.S. offices	$28	$(468)	$(440)	$99	$(427)	$(328)
In offices outside the U.S.(4)	108	(210)	(102)	(42)	(2,247)	(2,289)

Total	$136	$(678)	$(542)	$57	$(2,674)	$(2,617)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(5)	$(35)	$(40)	$(181)	$(756)	$(937)
In offices outside the U.S.(4)	(17)	(102)	(119)	(340)	(672)	(1,012)

Total	$(22)	$(137)	$(159)	$(521)	$(1,428)	$(1,949)

Trading account liabilities(5)
In U.S. offices	$4	$(26)	$(22)	$(59)	$(164)	$(223)
In offices outside the U.S.(4)	1	(5)	(4)	(2)	(17)	(19)

Total	$5	$(31)	$(26)	$(61)	$(181)	$(242)

Short-term borrowings
In U.S. offices	$(49)	$99	$50	$(164)	$(306)	$(470)
In offices outside the U.S.(4)	(13)	(2)	(15)	(52)	(52)	(104)

Total	$(62)	$97	$35	$(216)	$(358)	$(574)

Long-term debt
In U.S. offices	$191	$334	$525	$(55)	$(453)	$(508)
In offices outside the U.S.(4)	(17)	22	5	(93)	(63)	(156)

Total	$174	$356	$530	$(148)	$(516)	$(664)

Total interest expense	$231	$(393)	$(162)	$(889)	$(5,157)	$(6,046)

Net interest revenue	$(214)	$(617)	$(831)	$(1,273)	$(133)	$(1,406)

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

ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)

	Nine Months 2009 vs. Nine Months 2008
	Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)
Deposits at interest with banks(4)	$1,809	$(3,012)	$(1,203)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(827)	$(1,976)	$(2,803)
In offices outside the U.S.(4)	(574)	(1,967)	(2,541)

Total	$(1,401)	$(3,943)	$(5,344)

Trading account assets(5)
In U.S. offices	$(3,705)	$(481)	$(4,186)
In offices outside the U.S.(4)	(1,074)	224	(850)

Total	$(4,779)	$(257)	$(5,036)

Investments(1)
In U.S. offices	$491	$920	$1,411
In offices outside the U.S.(4)	771	(120)	651

Total	$1,262	$800	$2,062

Loans—consumer
In U.S. offices	$(1,946)	$(2,160)	$(4,106)
In offices outside the U.S.(4)	(2,081)	(1,961)	(4,042)

Total	$(4,027)	$(4,121)	$(8,148)

Loans—corporate
In U.S. offices	$60	$(372)	$(312)
In offices outside the U.S.(4)	(1,914)	(1,124)	(3,038)

Total	$(1,854)	$(1,496)	$(3,350)

Total loans	$(5,881)	$(5,617)	$(11,498)

Other interest-earning assets	$(1,165)	$(1,512)	$(2,677)

Total interest revenue	$(10,155)	$(13,541)	$(23,696)

Deposits
In U.S. offices	$96	$(1,212)	$(1,116)
In offices outside the U.S.(4)	(1,206)	(5,883)	(7,089)

Total	$(1,110)	$(7,095)	$(8,205)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(954)	$(2,713)	$(3,667)
In offices outside the U.S.(4)	(1,192)	(1,893)	(3,085)

Total	$(2,146)	$(4,606)	$(6,752)

Trading account liabilities(5)
In U.S. offices	$(262)	$(501)	$(763)
In offices outside the U.S.(4)	(25)	(56)	(81)

Total	$(287)	$(557)	$(844)

Short-term borrowings
In U.S. offices	$(380)	$(1,480)	$(1,860)
In offices outside the U.S.(4)	(185)	(60)	(245)

Total	$(565)	$(1,540)	$(2,105)

Long-term debt
In U.S. offices	$(160)	$(2,386)	$(2,546)
In offices outside the U.S.(4)	(244)	(275)	(519)

Total	$(404)	$(2,661)	$(3,065)

Total interest expense	$(4,512)	$(16,459)	$(20,971)

Net interest revenue	$(5,643)	$2,918	$(2,725)

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

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Generally, capital is generated by earnings from Citi's operating businesses. Primarily as a result of the exchange offers, Citigroup increased its Tier 1 Common by $63 billion from the second quarter of 2009 to $90 billion. In addition, the Company's Tangible Common Equity (TCE) increased by $62 billion from the second quarter of 2009 to $102 billion at September 30, 2009. Tier 1 Common, TCE and related ratios are used and relied on by the Company's banking regulators as a measure of capital adequacy, but are considered "non-GAAP financial measures" for SEC purposes. See "Capital Ratios," "Components of Capital Under Regulatory Guidelines" and "Tangible Common Equity" below for additional information on these measures.

        The Company may also augment its capital through issuances of common stock, convertible preferred stock, preferred stock, subordinated debt underlying trust preferred securities, and equity issued through awards under employee benefit plans. Future business results of the Company, including events such as corporate dispositions, also affect the Company's capital levels. Moreover, changes that the FASB has adopted regarding off-balance sheet assets, consolidation and sale treatment will have an incremental impact on Citi's capital ratios. For more information on this, see Note 1 "Future Application of Accounting Standards" and Note 15 to the Consolidated Financial Statements, including "Funding, Liquidity Facilities and Subordinate Interests."

        Capital is used primarily to support assets in the Company's businesses and to absorb expected and unexpected market, credit or operational losses. While capital may be used for other purposes, such as to pay dividends or repurchase common stock, the Company's ability to utilize its capital for these purposes is currently restricted due to its participation in TARP and other government programs, as explained more fully in the Company's 2008 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2009 and March 31, 2009, respectively.

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

        Senior management oversees the capital management process mainly through Citigroup's Finance and Asset and Liability Committee (FinALCO). The Committee is composed of the senior-most management of Citigroup for the purpose of engaging management in decision-making and related discussions on capital and liquidity matters. Among other things, the Committee's responsibilities include: determining the financial structure of Citigroup and its principal subsidiaries; ensuring that Citigroup and its regulated entities are adequately capitalized; determining appropriate asset levels and return hurdles for Citigroup and individual businesses; reviewing the funding and capital markets plan for Citigroup; and monitoring interest-rate risk, corporate and bank liquidity and the impact of currency translation on non-U.S. earnings and capital.

Capital Ratios

        Citigroup is subject to risk-based capital guidelines issued by the FRB. Historically, capital adequacy has been measured, in part, based on two risk-based capital ratios, the Tier 1 and Total Capital (Tier 1 + Tier 2 Capital) ratios. Tier 1 Capital consists of core capital, while Total Capital also includes other items such as subordinated debt and allowance for credit losses. Both measures of capital adequacy are stated as a percentage of risk-weighted assets. In conjunction with the conclusion of the Supervisory Capital Assessment Program (SCAP), the banking regulators developed a new measure of capital called Tier 1 Common defined as Tier 1 Capital less non-common elements including qualifying perpetual preferred stock, qualifying noncontrolling interests in subsidiaries and qualifying mandatorily redeemable securities of subsidiary trusts.

        Citigroup's risk-weighted assets are principally derived from application of the risk-based capital guidelines related to the measurement of credit risk, under which on-balance sheet assets and the credit equivalent amount of certain off-balance sheet exposures (such as financial guarantees, unfunded lending commitments, letters of credit, and derivatives) are assigned to one of several prescribed risk weight categories based upon the perceived credit risk associated with the obligor, or if relevant, the guarantor, the nature of the collateral, or external credit ratings. Risk-weighted assets also incorporate a measure for market risk on covered trading account positions, and all foreign exchange and commodity positions whether or not carried in the trading account. Excluded from risk-weighted assets are any assets, such as goodwill and deferred tax assets, to the extent required to be deducted from regulatory capital. See "Components of Capital Under Regulatory Guidelines" below.

        Citigroup is also subject to a Leverage ratio requirement, a non-risk-based measure of capital adequacy, which is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets.

        To be "well capitalized" under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a Leverage Ratio of at least 3%, and not be subject to an FRB directive to maintain higher capital levels. The following table sets forth Citigroup's regulatory capital ratios as of September 30, 2009 and December 31, 2008.

Citigroup Regulatory Capital Ratios

	Sept. 30, 2009	Dec. 31, 2008
Tier 1 Common	9.12%	2.30%
Tier 1 Capital	12.76	11.92
Total Capital (Tier 1 and Tier 2)	16.58	15.70
Leverage(1)	6.87	6.08

(1)
Tier 1 Capital divided by each period's quarterly adjusted average total assets.

        As noted in the table above, Citigroup was "well capitalized" under the federal bank regulatory agency definitions as of September 30, 2009 and December 31, 2008.

Components of Capital Under Regulatory Guidelines

In millions of dollars	Sept. 30, 2009	Dec. 31, 2008(1)
Tier 1 Common
Citigroup common stockholders' equity	$140,530	$70,966
Less: Net unrealized losses on securities available-for-sale, net of tax(2)	(4,242)	(9,647)
Less: Accumulated net losses on cash flow hedges, net of tax	(4,177)	(5,189)
Less: Pension liability adjustment, net of tax(3)	(2,619)	(2,615)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in own credit worthiness, net of tax(4)	1,862	3,391
Less: Disallowed deferred tax assets(5)	21,917	23,520
Less: Intangible assets:
Goodwill(6)	26,436	27,132
Other disallowed intangible assets(6)	10,179	10,607
Other	(892)	(840)

Total Tier 1 Common	$90,282	$22,927

Qualifying perpetual preferred stock	$312	$70,664
Qualifying mandatorily redeemable securities of subsidiary trusts	34,403	23,899
Qualifying noncontrolling interests	1,288	1,268

Total Tier 1 Capital	$126,285	$118,758

Tier 2 Capital
Allowance for credit losses(7)	$12,701	$12,806
Qualifying subordinated debt(8)	24,355	24,791
Net unrealized pretax gains on available-for- sale equity securities(2)	753	43

Total Tier 2 Capital	$37,809	$37,640

Total Capital (Tier 1 and Tier 2)	$164,094	$156,398

Risk-Weighted Assets(9)	$989,711	$996,247

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

(3)
The FRB granted interim capital relief for the impact of adopting ASC 715-20-65 (SFAS 158).

(4)
The impact of including Citigroup's own credit rating in valuing liabilities for which the fair value option has been elected is excluded from Tier 1 Capital, in accordance with risk-based capital guidelines.

(5)
Of the Company's approximately $38 billion of net deferred tax assets at September 30, 2009, approximately $13 billion of such assets were includable without limitation in regulatory capital pursuant to risk-based capital guidelines, while approximately $22 billion of such assets exceeded the limitation imposed by these guidelines and, as "disallowed deferred tax assets," were deducted in arriving at Tier 1 Capital. The Company's other approximately $3 billion of net deferred tax assets at September 30, 2009 primarily represented the deferred tax effects of unrealized gains and losses on available-for-sale debt securities, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines. The Company had approximately $24 billion of disallowed deferred tax assets at December 31, 2008.

(6)
Includes goodwill/intangible assets of related to assets of discontinued operations held for sale and assets held for sale.

(7)
Includable up to 1.25% of risk-weighted assets. Any excess allowance is deducted in arriving at risk-weighted assets.

(8)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(9)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $70.3 billion for interest rate, commodity, and equity derivative contracts, foreign-exchange contracts, and credit derivatives as of September 30, 2009, compared with $102.9 billion as of December 31, 2008. Market-risk-equivalent assets included in risk-weighted assets amounted to $91.1 billion at September 30, 2009 and $101.8 billion at December 31, 2008. Risk-weighted assets also include the effect of certain other off-balance sheet exposures, such as unused lending commitments and letters of credit, and reflect deductions for certain intangible assets and any excess allowance for credit losses.

Recent Actions Impacting Citigroup's Risk-Weighted Assets

        All three of Citigroup's primary credit card securitization trusts—the Master Trust, Omni Trust and Broadway Trust—had bonds placed on ratings watch with negative implications by rating agencies during the first and second quarters of 2009. As a result of the ratings watch status, certain actions were taken by Citi with respect to each of the trusts. In general, the actions subordinated certain senior interests in the trust assets that were retained by Citi, which effectively placed these interests below investor interests in terms of priority of payment.

        With respect to the Master Trust, in the first quarter of 2009, Citi subordinated a portion of its "seller's interest," which represents a senior interest in trust receivables, thus making those cash flows available to pay investor coupons each month. In addition, during the second quarter of 2009, a subordinated note with a $3 billion principal amount was issued by the Master Trust and retained by Citibank (South Dakota), N.A. in order to provide additional credit support for the senior note classes. The note is classified as a held-to-maturity investment security.

        With respect to the Omni Trust, in the second quarter of 2009, subordinated notes with a principal amount of $2 billion were issued by the trust and retained by Citibank (South Dakota), N.A. in order to provide additional credit support for the senior note classes. The notes are classified as Trading account assets. These notes are in addition to a $265 million subordinated note issued by Omni Trust and retained by Citibank (South Dakota), N.A. in the fourth quarter of 2008 for the same purpose of providing additional credit support for senior noteholders.

        With respect to the Broadway Trust, in the second quarter of 2009, subordinated notes with a principal amount of $82 million were issued by the trust and retained by Citibank, N.A. in order to provide additional credit support for the senior note classes. The notes are classified as Trading account assets.

        As a result of these actions, based on the applicable regulatory capital rules, Citigroup included the sold assets of the Master and Omni Trusts (commencing with the first quarter of

2009) and the Broadway Trust (commencing with the second quarter of 2009) in its risk-weighted assets for purposes of calculating its risk-based capital ratios. The effect of these changes increased Citigroup's risk-weighted assets by approximately $82 billion, and decreased Citigroup's Tier 1 Capital ratio by approximately 100 basis points, each as of March 31, 2009, with respect to the Master and Omni Trusts. The inclusion of the Broadway Trust increased Citigroup's risk-weighted assets by an additional approximately $900 million at June 30, 2009. All bond ratings for each of the trusts have been affirmed by the rating agencies, and no downgrades have occurred as of September 30, 2009.

Common Equity

        Citigroup's common stockholders' equity increased by approximately $70 billion to $141 billion, and represented 7.4% of total assets as of September 30, 2009, from $71 billion and 3.7% at December 31, 2008.

        The table below summarizes the change in Citigroup's common stockholders' equity during the first nine months of 2009:

In billions of dollars
Common equity, December 31, 2008	$71.0
Net income(1)	6.0
Employee benefit plans and other activities	0.5
Dividends	(3.4)
Exchange offers(1)	58.9
Net change in Accumulated other comprehensive income (loss), net of tax	7.5

Common equity, September 30, 2009	$140.5

(1)
Net income includes $0.9 billion related to the conversion of trust preferred securities held by public investors into common stock as described under "Significant Events in the Third Quarter of 2009—Exchange Offers" above.

        As of September 30, 2009, $6.7 billion of stock repurchases remained under authorized repurchase programs. No material repurchases were made in 2008 and the first nine months of 2009.

Tangible Common Equity

        TCE, as defined by Citigroup, represents Common equity less Goodwill and Intangible assets (excluding MSRs) net of the related net deferred tax liabilities. Other companies may calculate TCE in a manner different from Citigroup. Citi's TCE was $102.3 billion at September 30, 2009 and $31.1 billion at December 31, 2008.

        The TCE ratio (TCE divided by risk-weighted assets—see "Components of Capital Under Regulatory Guidelines" above) was 10.3% at September 30, 2009 and 3.1% at December 31, 2008. A reconciliation of Citigroup's total stockholders' equity to TCE follows:

In millions of dollars, except ratio	September 30, 2009	December 31, 2008
Total Citigroup Stockholders' Equity	$140,842	$141,630
Less:
Preferred Stock	312	70,664

Common Equity	$140,530	$70,966
Less:
Goodwill—as reported	25,423	27,132
Intangible Assets (other than MSRs)—as reported	8,957	14,159
Goodwill and Intangible Assets—recorded as Assets of Discontinued Operations Held for Sale	3,856	—
Goodwill and Intangible Assets— recorded as Assets held-for-sale	1,377	—
Less: Related Net Deferred Tax Liabilities	1,381	1,382

Tangible Common Equity (TCE)	$102,298	$31,057

Tangible Assets
GAAP Assets—as reported	$1,888,599	$1,938,470
Less:
Goodwill—as reported	25,423	27,132
Intangible Assets (other than MSRs)—as reported	8,957	14,159
Goodwill and Intangible Assets— recorded as Assets of Discontinued Operations Held for Sale	3,856	—
Goodwill and Intangible Assets— recorded as Assets held-for-sale	1,377	—
Related deferred tax assets	1,272	1,285

Tangible Assets (TA)	$1,847,714	$1,895,894

Risk-Weighted Assets (RWA) under "Components of Capital Under Regulatory Guidelines"	$989,711	$996,247

TCE/TA RATIO	5.5%	1.6%

TCE RATIO (TCE/RWA)	10.3%	3.1%

Capital Resources of Citigroup's Depository Institutions

        Citigroup's U.S. subsidiary depository institutions are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the FRB's guidelines. To be "well capitalized" under these regulatory definitions, Citigroup's depository institutions must have a Tier 1 Capital ratio of at least 6%, a Total Capital (Tier 1 + Tier 2 Capital) ratio of at least 10% and a Leverage ratio of at least 5%, and not be subject to a regulatory directive to meet and maintain higher capital levels.

        At September 30, 2009, all of Citigroup's subsidiary depository institutions were "well capitalized" under federal bank regulatory agency definitions, including Citigroup's primary depository institution, Citibank, N.A., as noted in the following table:

Citibank, N.A. Components of Capital and Ratios Under Regulatory Guidelines

In billions of dollars	Sept. 30, 2009	Dec. 31, 2008
Tier 1 Capital	$95.8	$71.0
Total Capital (Tier 1 and Tier 2)	110.8	108.4

Tier 1 Capital Ratio	15.16%	9.94%
Total Capital Ratio (Tier 1 and Tier 2)	17.53	15.18
Leverage Ratio(1)	8.37	5.82

(1)
Tier 1 Capital divided by each period's quarterly adjusted average total assets.

        Citibank, N.A. had a net loss of $2.3 billion for the first nine months of 2009.

        In addition, during the first nine months of 2009, Citibank, N.A. received capital contributions from its immediate parent company, Citicorp, in the amount of $30.5 billion.

        Total subordinated notes issued to Citibank, N.A.'s immediate parent company, Citicorp, included in Citibank, N.A.'s Tier 2 Capital declined from $28.2 billion outstanding at December 31, 2008 to $6.5 billion outstanding at September 30, 2009, reflecting the redemption of $21.7 billion of subordinated notes in the first nine months of 2009.

        The significant events in the latter half of 2008 and the first nine months of 2009 impacting the capital of Citigroup also affected, or could affect, Citibank, N.A. which is subject to separate banking regulation and examination.

        The following table presents the estimated sensitivity of Citigroup's and Citibank, N.A.'s capital ratios to changes of $100 million of Tier 1 or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator) based on financial information as of September 30, 2009. This information is provided solely for the purpose of analyzing the impact that a change in the Company's financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis-point impact than is reflected in this table.

	Tier 1 Common Ratio		Tier 1 Capital Ratio		Total Capital Ratio		Leverage Ratio
	Impact of $100 million change in Tier 1 Common	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in total capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average total assets
Citigroup	1.0 bps	0.9 bps	1.0 bps	1.3 bps	1.0 bps	1.7 bps	0.5 bps	0.4 bps

Citibank, N.A.	—	—	1.6 bps	2.4 bps	1.6 bps	2.8 bps	0.9 bps	0.7 bps

Broker-Dealer Subsidiaries

        At September 30, 2009, Citigroup Global Markets Inc., an indirect wholly-owned subsidiary of Citigroup Global Markets Holdings Inc., had net capital, computed in accordance with the SEC's net capital rule, of $9.1 billion, which exceeded the minimum requirement by $8.4 billion.

        In addition, certain of the Company's broker-dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. The Company's broker-dealer subsidiaries were in compliance with their capital requirements at September 30, 2009. The requirements applicable to these subsidiaries in the U.S. and in particular other jurisdictions are the subject of political debate and potential change in light of recent events.

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

        On December 7, 2007, the U.S. banking regulators published the rules for large banks to comply with Basel II in the U.S. These rules require Citigroup, as a large and internationally active bank, to comply with the most advanced Basel II approaches for calculating credit and operational risk capital requirements. The U.S. implementation timetable consists of a parallel calculation period under the current regulatory capital regime (Basel I) and Basel II, starting anytime between April 1, 2008 and April 1, 2010, followed by a three-year transition period, typically starting 12 months after the beginning of parallel reporting. U.S. regulators have reserved the right to change how Basel II is applied in the U.S. following a review at the end of the second year of the transitional period, and to retain the existing prompt corrective action and leverage capital requirements applicable to banking organizations in the U.S. The Company intends to implement Basel II within the timeframe required by the final rules. The Basel II (or its successor) requirements are the subject of political debate and potential change in light of recent events.

 FUNDING AND LIQUIDITY

Overview

        Because Citigroup is a bank holding company, substantially all of its net earnings are generated within its operating subsidiaries. These subsidiaries make funds available to Citigroup, primarily in the form of dividends. Citigroup's liquidity management is structured to optimize the free flow of funds through the Company's legal and regulatory structure; however, various constraints, discussed below, limit certain subsidiaries' dividend-paying abilities. Consistent with these constraints, Citigroup's primary objectives for liquidity management are established by entity and in aggregate across three main operating entities, as follows: (i) Citigroup, as the parent holding company; (ii) banking subsidiaries; and (iii) non-banking subsidiaries.

Citigroup

        As a result of continued deleveraging, deposit growth, term securitization under government and non-government programs, and the issuance of long-term debt under government guarantees and non-guaranteed debt, over the last several quarters, Citigroup has substantially increased its cash balances and reduced its short-term borrowings. In addition, as of September 30, 2009, Citigroup had largely eliminated utilization of short-term government funding programs.

        Beginning in October 2008, Citi and certain of its subsidiaries participated in the FDIC's TLGP pursuant to which certain qualifying senior unsecured debt issued by such entities is guaranteed, pursuant to the applicable time period, in amounts up to 125% of the qualifying debt for each qualifying entity (see "Government Programs—FDIC's Temporary Liquidity Guarantee Program" above). As of September 30, 2009, Citigroup and its affiliates have issued a total of approximately $54.7 billion of long-term debt that is covered under the FDIC guarantee. Also as of September 30, 2009, Citigroup, through its subsidiaries, has issued approximately $4.37 billion in commercial paper and interbank deposits backed by the FDIC program.

        The TLGP expired on October 31, 2009 and Citigroup and its affiliates have elected not to participate in any FDIC- approved extension of the program. In anticipation of the expiration of the program, and as market conditions began to improve, Citigroup and its first tier subsidiaries have issued $20 billion of non-guaranteed debt outside of TLGP over the past six months. Such issuances have been at various maturities, with a weighted average maturity of over 10 years, in multiple currencies. In addition, beginning October 1, 2009, Citigroup has been issuing commercial paper, of any tenor, outside of the TLGP and the Company currently anticipates that commercial paper will continue to be an important funding source during 2010, although not at 2008/2009 levels.

        At September 30, 2009, long-term debt and commercial paper outstanding for Citigroup, CGMHI, Citigroup Funding Inc. (CFI) and other Citigroup subsidiaries, collectively, were as follows:

In billions of dollars	Citigroup parent company	CGMHI(1)	CFI(1)	Other Citigroup Subsidiaries
Long-term debt	$215.0	$15.4	$51.2	$98.0	(2)
Commercial paper	$—	$—	$10.0	$0.4

(1)
Citigroup guarantees all of CFI's debt and CGMHI's publicly issued securities.

(2)
At September 30, 2009, approximately $30.6 billion relates to collateralized advances from the Federal Home Loan Bank.

        The table below details the long-term debt issuances of Citigroup during the past four quarters.

In billions of dollars	4Q08	1Q09	2Q09		3Q09		Total
Debt issued under TLGP guarantee	$5.8	$21.9	$17.0		$10.0		$54.7
Debt issued without TLGP guarantee:
Citigroup parent company/CFI	0.3	2.0	7.4		12.6		22.3
Other Citigroup subsidiaries	0.5	0.5	10.1	(1)	7.9	(2)	19.0

Total	$6.6	$24.4	$34.5		$30.5		$96.0

(1)
Includes $8.5 billion issued by The Student Loan Corporation through the U.S. government sponsored Department of Education Conduit Facility, and $1 billion issued by Citigroup Pty. Ltd. in Australia and guaranteed by the Commonwealth of Australia.

(2)
Includes $3.3 billion issued by The Student Loan Corporation through the U.S. government sponsored Department of Education Conduit Facility, and $1 billion issued by Citigroup Pty. Ltd. in Australia and guaranteed by the Commonwealth of Australia.

        See Note 12 to the Consolidated Financial Statements for further detail on Citigroup's and its affiliates' long-term debt and commercial paper outstanding.

        Outside of long-term debt funding, Citi has been actively building its structural liquidity in two important ways. First, Citi has focused on growing a geographically diverse retail and corporate deposit base which stood at approximately $833 billion as of September 30, 2009, up $28 billion compared to June 30, 2009. On a volume basis, deposit increases were noted in Regional Consumer Banking, particularly in North America, and in Transaction Services due to growth in all regions and strength in Treasury and Trade Solutions, excluding the impact of foreign exchange on a volume basis. Citi's deposit base has increased sequentially over each of the last five quarters. These deposits are diversified across products and regions, with approximately 61% outside of the U.S. This diversification provides the Company with an important and low-cost source of funding. A significant portion of these deposits has been, and is currently expected to be, long-term and stable and is considered to be core.

        Second, total assets as of September 30, 2009 have declined 8% as compared to September 30, 2008. Loans, which are one of the Company's most illiquid assets, are down $107 billion, or approximately 15%.

        As of September 30, 2009, Citigroup and affiliates liquidity portfolio and broker-dealer "cash box" totaled $76.0 billion as compared with $66.8 billion at December 31, 2008 and $50.5 billion at September 30, 2008, and Citigroup's bank subsidiaries had an aggregate of approximately $148.8 billion of cash on deposit with major Central Banks (including the U.S. Federal Reserve Bank of New York, the European Central Bank, Bank of England, Swiss National Bank and Bank of Japan), compared with approximately $72 billion at December 31, 2008. These amounts are in addition to cash deposited from the broker-dealer "cash box" noted above. Citigroup's bank subsidiaries also have significant additional liquidity resources through unencumbered highly liquid securities and other assets available for secured funding through private markets or that are, or could be, pledged to the major Central Banks and the U.S. Federal Home Loan Banks. The liquidity value of the liquid securities was $59.4 billion at September 30, 2009 compared with $53.3 billion at June 30, 2009. Significant amounts of cash and liquid securities are also available in other Citigroup entities.

        As a result of the actions described above and the Company's current funding levels, management currently believes Citi is largely pre-funded heading into 2010, with a deliberately liquid and flexible balance sheet. The combined parent and broker-dealer entities maintain sufficient liquidity to meet all maturing unsecured debt obligations due within a one-year time horizon, without accessing the unsecured markets.

Banking Subsidiaries—Constraints on Dividends

        There are various legal limitations on the ability of Citigroup's subsidiary depository institutions to extend credit, pay dividends or otherwise supply funds to Citigroup and its non-bank subsidiaries. Currently, the approval of the OCC, in the case of national banks, or the Office of Thrift Supervision, in the case of federal savings banks, is required if total dividends declared in any calendar year exceed amounts specified by the applicable agency's regulations. State-chartered depository institutions are subject to dividend limitations imposed by applicable state law.

        In determining the declaration of dividends, each depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup did not receive any dividends from its banking subsidiaries during the third quarter of 2009.

Non-Banking Subsidiaries—Constraints on Dividends

        Citigroup's non-bank subsidiaries, including Citigroup Global Market Holdings Inc. (CGMHI), are generally not subject to regulatory restrictions on dividends. However, the ability of CGMHI to declare dividends can be restricted by capital considerations of its broker-dealer subsidiaries.

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

® Table of Contents

Credit Ratings

        Citigroup's ability to access the capital markets and other sources of funds, as well as the cost of these funds and its ability to maintain certain deposits, is highly dependent on its credit ratings. The table below indicates the current ratings for Citigroup. Generally, since May of 2009, Citigroup's ratings have largely been consistent and stable.

        As a result of the Citigroup guarantee, changes in ratings and ratings outlooks for CFI are the same as those of Citigroup noted above.

Citigroup's Debt Ratings as of September 30, 2009

	Citigroup Inc.		Citigroup Funding Inc.		Citibank, N.A.
	Senior debt	Commercial paper	Senior debt	Commercial paper	Long- term	Short- term
Fitch Ratings	A+	F1+	A+	F1+	A+	F1+
Moody's Investors Service	A3	P-1	A3	P-1	A1	P-1
Standard & Poor's	A	A-1	A	A-1	A+	A-1

        Ratings downgrades by Fitch Ratings, Moody's Investors Service or Standard & Poor's have had and could continue to have impacts on funding and liquidity, and could also have further explicit impact on liquidity due to collateral triggers and other cash requirements. Because of the current credit ratings of Citigroup Inc., a one-notch downgrade of its senior debt/long-term rating would likely impact Citigroup Inc.'s commercial paper/short-term rating. As of September 30, 2009, a one-notch downgrade of the senior debt/long-term rating of Citigroup Inc., accompanied by a one-notch downgrade of Citigroup Inc.'s commercial paper/short-term rating, would result in an approximately $15.9 billion funding requirement in the form of collateral and cash obligations. Further, as of September 30, 2009, a one-notch downgrade of the senior debt/long-term ratings of Citibank, N.A. would result in an approximately $4.4 billion funding requirement in the form of collateral and cash obligations. Because of the current credit ratings of Citibank, N.A., a one-notch downgrade of its senior debt/long-term rating is unlikely to have any impact on its commercial paper/short-term rating.

        As a result of the adoption of SFAS No. 166 and SFAS 167 (see Note 1 to the Consolidated Financial Statements), certain credit rating agencies have raised concerns about the loss of GAAP sale treatment in certain securitization transactions and the resulting effects under the FDIC's securitization rule. Specifically, under the FDIC's securitization rule, so long as a securitization is accounted for as a sale for GAAP purposes and certain other conditions are satisfied, the FDIC, when acting as conservator or receiver of an insolvent bank, will also treat the transferred assets as sold and thus surrender its rights to reclaim the financial assets transferred in the securitization. With the adoption of SFAS 166 and SFAS 167, GAAP sales treatment will be eliminated in certain securitizations, thus potentially putting securitized assets at risk of seizure by the FDIC in cases of conservatorship or receivership.

        The FDIC is considering a revision to its current regulations that would continue to recognize the legal isolation of securitized assets after the adoption of SFAS 166 and SFAS 167; however, it is unclear at this time what changes to the rules, if any, will be made or if the affected securitization structures will need to be modified in order to comply with those rules. If the FDIC does not act and/or if the affected securitization vehicles are unable to take appropriate steps to restructure their programs, the bond ratings of certain notes issued by these securitization vehicles, including Citi's credit card securitization vehicles, could be lowered or withdrawn. In addition, these securitization vehicles may be unable to issue new bonds with a rating that is higher than the sponsoring bank's then-current rating.

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

        The following tables describe certain characteristics of assets owned by certain identified significant unconsolidated variable interest entities (VIEs) as of September 30, 2009. These VIEs and the Company's exposure to the VIEs are described in Note 15 to the Consolidated Financial Statements.

        See also Note 1 to the Consolidated Financial Statements, "Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities."

			Credit rating distribution
Citi-Administered Asset-Backed Commercial Paper Conduits	Total assets (in billions)	Weighted average life	AAA	AA	A	BBB/BBB+ and below
	$39.7	4.55 years	41%	44%	11%	4%

Asset class	% of total portfolio
Student loans	31%
Trade receivables	9%
Credit cards and consumer loans	4%
Portfolio finance	11%
Commercial loans and corporate credit	17%
Export finance	19%
Auto	5%
Residential mortgage	4%

Total	100%

			Credit rating distribution
Collateralized Debt and Loan Obligations	Total assets (in billions)	Weighted average life	A or higher	BBB	BB/B	CCC	Unrated
Collateralized debt obligations (CDOs)	$16.1	3.9 years	12%	12%	12%	49%	15%

Collateralized loan obligations (CLOs)	$13.8	6.6 years	1%	1%	45%	8%	45%

	Credit rating distribution
Municipal Securities Tender Option Bond Trusts (TOB)	Total assets (in billions)	Weighted average life	AAA/Aaa	AA/Aa1 – AA-/Aa3	Less than AA-/Aa3
Customer TOB trusts (not consolidated)	$8.5	12.4 years	12%	85%	3%
Proprietary TOB trusts (consolidated and non-consolidated)	$13.0	16.3 years	8%	77%	15%
QSPE TOB trusts (not consolidated)	$0.7	10.9 years	88%	12%	0%

 CONTRACTUAL OBLIGATIONS

        See the Company's 2008 Annual Report on Form 10-K and Note 12 to the Consolidated Financial Statements, herein, for a discussion of contractual obligations.

FAIR VALUATION

        For a discussion of fair value of assets and liabilities, see Note 17 and Note 18 to the Consolidated Financial Statements.

CONTROLS AND PROCEDURES

Disclosure

        The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Company's disclosure controls and procedures were effective.

Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-Q, including but not limited to statements included within the "Management's Discussion and Analysis," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, "forward-looking statements" are not based on historical facts but instead represent only the Company's and management's beliefs regarding future events. Such statements may be identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions, or future or conditional verbs such as "will," "should," "would" and "could."

        Such statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those included in these statements due to a variety of factors, including but not limited to those described below:

  •
  the factors listed and described under "Risk Factors" in Citigroup's 2008 Annual Report on Form 10-K;

  •
  the Company's ability to continue to successfully execute its strategy in winding down Citi Holdings;

  •
  Citi's reputation and the continued strength and recognition of the Company's brand name on a global basis;

  •
  Citi's credit ratings and the credit ratings of our securitizations;

  •
  the Company's ability to continue to retain and motivate its employee talent, as well as attract new talent, particularly as a result of significant compensation restrictions imposed by recent government and legislative actions;

  •
  the realization of the Company's recognized net deferred tax asset at September 30, 2009 and the effect that an ownership change (as defined in Section 382 of the Internal Revenue Code) could have on the Company's ability to utilize its deferred tax asset, which is a component of TCE, to offset future taxable income;

  •
  the impact of The Card Accountability, Responsibility and Disclosure Act of 2009 (CARD Act) on the Company's credit card businesses;

  •
  the effectiveness of Citi's loan modification programs (both Citi-instituted programs and the Home Affordable Modification Program (HAMP)) and their impact on Citi's future results, including delinquency trends, loan loss reserves and net credit losses;

  •
  the impact that FASB-adopted changes regarding off-balance sheet assets, consolidation and sale treatment could have on Citi's financial statements and capital ratios;

  •
  the effectiveness of the hedging products used in connection with the Special Asset Pool's trading positions in U.S. subprime RMBS and related products, including ABS CDOs, in the event of material changes in market conditions; and

  •
  the outcome of legal, regulatory, legislative, judicial and other proceedings, both within and outside of the U.S.

Citigroup Inc.

CONSOLIDATED FINANCIAL STATEMENTS
AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
In millions of dollars, except per share amounts	2009	2008	2009	2008
Revenues
Interest revenue	$18,678	$26,130	$58,932	$82,628
Interest expense	6,680	12,726	21,179	42,150

Net interest revenue	$11,998	$13,404	$37,753	$40,478

Commissions and fees	$3,218	$3,208	$12,823	$10,348
Principal transactions	1,660	(3,013)	5,763	(15,447)
Administration and other fiduciary fees	1,085	2,081	4,163	6,479
Realized gains (losses) on sales of investments	427	150	1,719	376
Other-than-temporary impairment losses on investments(1)
Gross impairment losses	(2,453)	(755)	(6,161)	(1,239)
Less: Impairments recognized in OCI	1,741	—	4,006	—

Net impairment losses recognized in earnings	$(712)	$(755)	$(2,155)	$(1,239)

Insurance premiums	763	823	2,263	2,513
Other revenue	1,951	360	12,551	2,445

Total non-interest revenues	$8,392	$2,854	$37,127	$5,475

Total revenues, net of interest expense	$20,390	$16,258	$74,880	$45,953

Provisions for credit losses and for benefits and claims
Provision for loan losses	$8,771	$8,943	$30,919	$21,503
Policyholder benefits and claims	324	274	964	809
Provision for unfunded lending commitments	—	(150)	195	(293)

Total provisions for credit losses and for benefits and claims	$9,095	$9,067	$32,078	$22,019

Operating expenses
Compensation and benefits	$6,136	$7,544	$18,730	$24,798
Premises and equipment	1,035	1,342	3,209	3,983
Technology/communication	1,114	1,515	3,410	4,534
Advertising and marketing	317	496	1,002	1,713
Restructuring	(34)	8	(79)	(21)
Other operating	3,256	3,102	9,236	9,591

Total operating expenses	$11,824	$14,007	$35,508	$44,598

Income (loss) from continuing operations before income taxes	$(529)	$(6,816)	$7,294	$(20,664)
Provision (benefit) for income taxes	(1,122)	(3,295)	620	(9,628)

Income (loss) from continuing operations	$593	$(3,521)	$6,674	$(11,036)

Discontinued operations
Income (loss) from discontinued operations	$(204)	$507	$(635)	$898
Gain (loss) on sale	—	9	2	(508)
Provision (benefit) for income taxes	214	(97)	44	(188)

Income (loss) from discontinued operations, net of taxes	$(418)	$613	$(677)	$578

Net income (loss) before attribution of noncontrolling interests	$175	$(2,908)	$5,997	$(10,458)
Net Income (loss) attributable to noncontrolling interests	74	(93)	24	(37)

Citigroup's net income (loss)	$101	$(2,815)	$5,973	$(10,421)

Basic earnings per share(2)
Income (loss) from continuing operations	$(0.23)	$(0.72)	$(0.10)	$(2.28)
Income (loss) from discontinued operations, net of taxes	(0.04)	0.11	(0.09)	0.11

Net income (loss)	$(0.27)	$(0.61)	$(0.19)	$(2.17)

Weighted average common shares outstanding	12,104.3	5,341.8	7,629.6	5,238.3

Diluted earnings per share(2)
Income (loss) from continuing operations	$(0.23)	$(0.72)	$(0.10)	$(2.28)
Income (loss) from discontinued operations, net of taxes	(0.04)	0.11	(0.09)	0.11

Net income (loss)	$(0.27)	$(0.61)	$(0.19)	$(2.17)

Adjusted weighted average common shares outstanding	12,216.0	5,831.1	8,045.7	5,727.9

(1)
For the three and nine months ended September 30, 2009, OTTI losses on investments are accounted for in accordance ASC 320-10-65-1 (FSP FAS 115-2) (see "Accounting Changes" in Note 1 to the Consolidated Financial Statements).

(2)
The Company adopted ASC 260-10-45 to 65 (FSP EITF 03-6-1) on January 1, 2009. All prior periods have been restated to conform to the current presentation. The Diluted EPS calculation for 2009 and 2008 utilizes Basic shares and Income available to common shareholders (Basic) due to the negative Income available to common shareholders. Using actual Diluted shares and Income available to common shareholders (Diluted) would result in anti-dilution.

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$26,482	$29,253
Deposits with banks	217,730	170,331
Federal funds sold and securities borrowed or purchased under agreements to resell (including $87,886 and $70,305 as of September 30, 2009 and December 31, 2008, respectively, at fair value)	197,357	184,133
Brokerage receivables	34,667	44,278
Trading account assets (including $128,154 and $148,703 pledged to creditors at September 30, 2009 and December 31, 2008, respectively)	340,697	377,635
Investments (including $18,413 and $14,875 pledged to creditors at September 30, 2009 and December 31, 2008, respectively)	261,890	256,020
Loans, net of unearned income
Consumer (including $30 and $36 at September 30, 2009 and December 31, 2008, respectively, at fair value)	441,491	481,387
Corporate (including $1,475 and $2,696 at September 30, 2009 and December 31, 2008, respectively, at fair value)	180,720	212,829

Loans, net of unearned income	$622,211	$694,216
Allowance for loan losses	(36,416)	(29,616)

Total loans, net	$585,795	$664,600
Goodwill	25,423	27,132
Intangible assets (other than MSRs)	8,957	14,159
Mortgage servicing rights (MSRs)	6,228	5,657
Other assets (including $13,670 and $21,372 as of September 30, 2009 and December 31, 2008 respectively, at fair value)	159,769	165,272
Assets of discontinued operations held for sale	23,604	—

Total assets	$1,888,599	$1,938,470

Liabilities
Deposits
Non-interest-bearing deposits in U.S. offices	$77,460	$55,485
Interest-bearing deposits in U.S. offices (including $919 and $1,335 at September 30, 2009 and December 31, 2008, respectively, at fair value)	244,856	234,491

Total U.S. deposits	$322,316	$289,976
Non-interest-bearing deposits in offices outside the U.S.	40,606	37,412
Interest-bearing deposits in offices outside the U.S. (including $1,110 and $1,271 at September 30, 2009 and December 31, 2008, respectively, at fair value)	469,681	446,797

Total international deposits	$510,287	$484,209

Total deposits	$832,603	$774,185
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $116,693 and $138,866 as of September 30, 2009 and December 31, 2008, respectively, at fair value)	178,159	205,293
Brokerage payables	57,672	70,916
Trading account liabilities	130,540	165,800
Short-term borrowings (including $1,443 and $17,607 at September 30, 2009 and December 31, 2008, respectively, at fair value)	64,731	126,691
Long-term debt (including $27,186 and $27,263 at September 30, 2009 and December 31, 2008, respectively, at fair value)	379,557	359,593
Other liabilities (including $14,819 and $11,889 as of September 30, 2009 and December 31, 2008, respectively, at fair value)	86,384	91,970
Liabilities of discontinued operations held for sale	16,004	—

Total liabilities	$1,745,650	$1,794,448

Citigroup stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 12,038 at September 30, 2009, at aggregate liquidation value	$312	$70,664
Common stock ($0.01 par value; authorized shares: 60 billion), issued shares: 23,044,331,654 and 5,671,743,807 at September 30, 2009 and December 31, 2008, respectively.	230	57
Additional paid-in capital	78,802	19,165
Retained earnings	85,208	86,521
Treasury stock, at cost: September 30, 2009—180,384,393 shares and December 31, 2008—221,675,719 shares	(6,059)	(9,582)
Accumulated other comprehensive income (loss)	(17,651)	(25,195)

Total Citigroup stockholders' equity	$140,842	$141,630
Noncontrolling interest	2,107	2,392

Total equity	$142,949	$144,022

Total liabilities and equity	$1,888,599	$1,938,470

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

	Nine Months Ended September 30,
In millions of dollars, except shares in thousands	2009	2008
Preferred stock at aggregate liquidation value
Balance, beginning of period	$70,664	$—
Issuance of preferred stock	3,653	27,424
Conversion of preferred stock	(74,005)	—

Balance, end of period	$312	$27,424

Common stock and additional paid-in capital
Balance, beginning of period	$19,222	$18,062
Employee benefit plans	(3,508)	(2,405)
Issuance of Common stock	173	4,911
Issuance of shares for Nikko Cordial acquisition	—	(3,500)
Issuance of TARP-related warrants	88	—
Reset of convertible preferred stock conversion price	1,285	—
Conversion of preferred stock to common stock	61,790	—
Other	(18)	(127)

Balance, end of period	$79,032	$16,941

Retained earnings
Balance, beginning of period	$86,521	$121,769
Adjustment to opening balance, net of tax(1)	413	—

Adjusted balance, beginning of period	$86,934	$121,769
Net income (loss)	5,973	(10,421)
Common dividends(2)	(34)	(5,175)
Preferred dividends	(3,201)	(833)
Preferred stock Series H discount accretion	(124)	—
Reset of convertible preferred stock conversion price	(1,285)	—
Conversion of Preferred stock	(3,055)	—

Balance, end of period	$85,208	$105,340

Treasury stock, at cost
Balance, beginning of period	$(9,582)	$(21,724)
Issuance of shares pursuant to employee benefit plans	3,505	4,210
Treasury stock acquired(3)	(3)	(7)
Issuance of shares for Nikko Cordial acquisition	—	7,858
Other	21	21

Balance, end of period	$(6,059)	$(9,642)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(25,195)	$(4,660)
Adjustment to opening balance, net of tax(1)	(413)	—

Adjusted balance, beginning of period	$(25,608)	$(4,660)
Net change in unrealized gains and losses on investment securities, net of tax	5,818	(6,657)
Net change in cash flow hedges, net of tax	1,012	(312)
Net change in FX translation adjustment, net of tax	1,131	(2,419)
Pension liability adjustment, net of tax	(4)	47

Net change in Accumulated other comprehensive income (loss)	$7,957	$(9,341)

Balance, end of period	$(17,651)	$(14,001)

Total Citigroup common stockholders' equity (shares outstanding: 22,863,947 at September 30, 2009 and 5,450,068 at December 31, 2008)	$140,530	$98,638

Total Citigroup stockholders' equity	$140,842	$126,062

Noncontrolling interests
Balance, beginning of period	$2,392	$5,308
Initial origination of a noncontrolling interest	124	1,409
Transactions between noncontrolling interest shareholders and the related consolidating subsidiary	(134)	(2,347)
Transactions between Citigroup and the noncontrolling interest shareholders	(350)	(836)
Net income attributable to noncontrolling interest shareholders	24	(37)
Dividends paid to noncontrolling interest shareholders	(16)	(136)
Accumulated other comprehensive income—Net change in unrealized gains and losses on investments securities, net of tax	7	3
Accumulated other comprehensive income—Net change in FX translation adjustment, net of tax	31	6
All other	29	92

Net change in noncontrolling interests	$(285)	$(1,846)

Balance, end of period	$2,107	$3,462

Total equity	$142,949	$129,524

Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interests	$5,997	$(10,458)
Net change in accumulated other comprehensive income (loss)	7,995	(9,332)

Total comprehensive income (loss)	$13,992	$(19,790)
Comprehensive income (loss) attributable to the noncontrolling interest	62	(28)

Comprehensive income (loss) attributable to Citigroup	$13,930	$(19,762)

(1)
The adjustment to the opening balances for Retained earnings and Accumulated other comprehensive income (loss) represents the cumulative effect of initially adopting ASC 320-10-65-1 (FSP FAS 115-2). See Note 1 to the Consolidated Financial Statements for further disclosure.

(2)
Common dividends declared were $0.01 per share in the first quarter of 2009 and $0.32 per share in the first, second and third quarters of 2008.

(3)
All open market repurchases were transacted under an existing authorized share repurchase plan and relate to customer fails/errors.

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
In millions of dollars	2009	2008
Cash flows from operating activities of continuing operations
Net income (loss) before attribution of noncontrolling interests	$5,997	$(10,458)
Net income (loss) attributable to noncontrolling interests	24	(37)

Citigroup's net income (loss)	$5,973	$(10,421)
Income (loss) from discontinued operations, net of taxes	(679)	882
Gain (loss) on sale, net of taxes	2	(304)

Income (loss) from continuing operations—excluding noncontrolling interests	$6,650	$(10,999)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	298	252
Additions to deferred policy acquisition costs	(354)	(311)
Depreciation and amortization	1,290	1,953
Provision for credit losses	31,114	21,210
Change in trading account assets	28,355	81,930
Change in trading account liabilities	(32,437)	(12,799)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(19,061)	48,657
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	(24,008)	(53,824)
Change in brokerage receivables net of brokerage payables	(2,360)	9,412
Net losses (gains) from sales of investments	(1,719)	863
Change in loans held-for-sale	(1,605)	22,398
Other, net	3	(9,796)

Total adjustments	$(20,484)	$109,945

Net cash provided by (used in) operating activities of continuing operations	$(13,834)	$98,946

Cash flows from investing activities of continuing operations
Change in deposits at interest with banks	$(47,797)	$(9,326)
Change in loans	(127,661)	(187,859)
Proceeds from sales and securitizations of loans	185,442	203,863
Purchases of investments	(167,115)	(272,815)
Proceeds from sales of investments	66,890	60,255
Proceeds from maturities of investments	90,218	194,312
Capital expenditures on premises and equipment	(859)	(2,111)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	5,590	15,644

Net cash provided by investing activities of continuing operations	$4,708	$1,963

Cash flows from financing activities of continuing operations
Dividends paid	$(3,235)	$(6,008)
Issuance of common stock	—	4,961
Issuance (redemptions) of preferred stock	—	27,424
Treasury stock acquired	(3)	(7)
Stock tendered for payment of withholding taxes	(116)	(377)
Issuance of long-term debt	90,464	67,311
Payments and redemptions of long-term debt	(83,850)	(94,073)
Change in deposits	58,418	(32,411)
Change in short-term borrowings	(56,143)	(41,633)

Net cash (used in) provided by financing activities of continuing operations	$5,535	$(74,813)

Effect of exchange rate changes on cash and cash equivalents	$582	$(1,105)

Net cash from discontinued operations	$238	$(171)

Change in cash and due from banks	$(2,771)	$24,820
Cash and due from banks at beginning of period	$29,253	$38,206

Cash and due from banks at end of period	$26,482	$63,026

Supplemental disclosure of cash flow information for continuing operations
Cash (received)paid during the period for income taxes	$(1,251)	$2,123
Cash paid during the period for interest	$21,338	$44,294

Non-cash investing activities
Transfers to repossessed assets	$2,149	$2,574

See Notes to the Unaudited Consolidated Financial Statements.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	Citibank, N.A. and Subsidiaries
In millions of dollars, except shares	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$21,016	$22,107
Deposits with banks	207,082	156,774
Federal funds sold and securities purchased under agreements to resell	16,396	41,613
Trading account assets (including $9,539 and $12,092 pledged to creditors at September 30, 2009 and December 31, 2008, respectively)	163,542	197,052
Investments (including $2,633 and $3,028 pledged to creditors at September 30, 2009 and December 31, 2008, respectively)	187,406	165,914
Loans, net of unearned income	507,629	555,198
Allowance for loan losses	(23,299)	(18,273)

Total loans, net	$484,330	$536,925
Goodwill	10,210	10,148
Intangible assets	8,010	7,689
Premises and equipment, net	4,954	5,331
Interest and fees receivable	6,740	7,171
Other assets	77,068	76,316

Total assets	$1,186,754	$1,227,040

Liabilities
Non-interest-bearing deposits in U.S. offices	$80,425	$55,223
Interest-bearing deposits in U.S. offices	188,803	185,322
Non-interest-bearing deposits in offices outside the U.S.	39,403	33,769
Interest-bearing deposits in offices outside the U.S.	477,170	480,984

Total deposits	$785,801	$755,298
Trading account liabilities	56,917	108,921
Purchased funds and other borrowings	88,889	116,333
Accrued taxes and other expenses	9,347	8,192
Long-term debt and subordinated notes	85,573	113,381
Other liabilities	44,508	42,475

Total liabilities	$1,071,035	$1,144,600

Citibank stockholder's equity
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	$751	$751
Surplus	105,293	74,767
Retained earnings	19,988	21,735
Accumulated other comprehensive income (loss)(1)	(11,415)	(15,895)

Total Citibank stockholder's equity	$114,617	$81,358
Noncontrolling interest	1,102	1,082

Total equity	$115,719	$82,440

Total liabilities and equity	$1,186,754	$1,227,040

(1)
Amounts at September 30, 2009 and December 31, 2008 include the after-tax amounts for net unrealized gains (losses) on investment securities of ($4.653) billion and ($8.008) billion, respectively, for FX translation of ($3.114) billion and ($3.964) billion, respectively, for cash flow hedges of ($2.965) billion and ($3.247) billion, respectively, and for pension liability adjustments of ($683) million and ($676) million, respectively.

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     BASIS OF PRESENTATION

        The accompanying Unaudited Consolidated Financial Statements as of September 30, 2009 and for the three- and nine-month periods ended September 30, 2009 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup's 2008 Annual Report on Form 10-K.

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

        As noted above, the Notes to Consolidated Financial Statements are unaudited.

FASB Launches Accounting Standards Codification

        The FASB has issued FASB Statement No. 168, The "FASB Accounting Standards Codification™" and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). The Statement establishes the FASB Accounting Standards Codification™ (Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification have become nonauthoritative.

        Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASU), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

        GAAP is not intended to be changed as a result of the FASB's Codification project, but what does change is the way the guidance is organized and presented. As a result, these changes have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. Citigroup is providing references to the Codification topics alongside references to the existing standards.

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

ACCOUNTING CHANGES

Interim Disclosures about Fair Value of Financial Instruments

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," (ASC 825-10-65-1). This FSP requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually. The disclosures required by this FSP were effective for the quarter ended June 30, 2009. This FSP has no effect on how Citigroup accounts for these instruments.

Other-Than-Temporary Impairments on Investment Securities

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (ASC 320-10-65-1/FSP FAS 115-2), which amends the recognition guidance for other-than-temporary impairments (OTTI) of debt securities and expands the financial statement disclosures for OTTI on debt and equity securities. Citigroup adopted the FSP in the first quarter of 2009.

        As a result of the FSP, the Company's Consolidated Statement of Income reflects the full impairment (that is, the difference between the security's amortized cost basis and fair value) on debt securities that the Company intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale (AFS) and held-to-maturity (HTM) debt securities that management has no intent to sell and believes that it more-likely-than-not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in Accumulated other comprehensive income (AOCI). The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using the Company's cash flow projections using its base assumptions. As a result of the adoption of the FSP, Citigroup's income in the first quarter of 2009 was higher by $631 million on a pretax basis ($391 million on an after-tax basis), respectively.

        The cumulative effect of the change included an increase in the opening balance of Retained earnings at January 1, 2009 of $665 million on a pretax basis ($413 million after-tax).

        See Note 10 to the Consolidated Financial Statements, Investments, for disclosures related to the Company's investment securities and OTTI.

Measurement of Fair Value in Inactive Markets

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (ASC 820-10-65-4). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining whether a formerly active market has become inactive and in determining fair values when the market has become inactive. The adoption of the FSP had no effect on the Company's Consolidated Financial Statements.

Measuring Liabilities at Fair Value

        In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosure (Topic 820): Measuring Liabilities at Fair Value. This ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

  1.
  A valuation technique that uses quoted prices for similar liabilities (or an identical liability) when traded as assets.

  2.
  Another valuation technique that is consistent with the principles of Topic 820.

        This ASU also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements.

        This ASU is effective immediately and does not have a material impact to Citigroup.

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

        The following table shows the effect of adopting the changed accounting for participating securities on Citigroup's basic and diluted EPS for 2008 and 2009:

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

Additional Disclosures for Derivative Instruments

        On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS 133 (ASC 815-10-65-1 /SFAS 161). The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under ASC 815-10 (SFAS 133) and related interpretations. No comparative information for periods prior to the effective date is required. See Note 16 to the Consolidated Financial Statements, Derivatives Activities, for disclosures related to the Company's hedging activities and derivative instruments. ASC 815-10-65-1 (SFAS 161) had no impact on how Citigroup accounts for these instruments.

Business Combinations

        In December 2007, the FASB issued Statement No. 141(revised), Business Combinations (ASC 805-10/SFAS 141(R)), which is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Statement retains the fundamental requirements that the acquisition method of accounting (which was called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The Statement also retains the guidance for identifying and recognizing intangible assets separately from goodwill. The most significant changes are: (1) acquisition costs and restructuring costs will now be expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; and (3) the acquirer will record a 100% step-up to fair value for all assets and liabilities, including the noncontrolling interest portion, and goodwill is recorded as if a 100% interest was acquired.

        Citigroup adopted ASC 805-10 (SFAS 141(R)) on January 1, 2009, and the standard is applied prospectively.

Noncontrolling Interests in Subsidiaries

        In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (ASC 810-10-65-1/SFAS 160), which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries (previously called minority interests) in consolidated financial statements and for the loss of control of subsidiaries. Upon adoption, ASC 810-10-65-1 (SFAS 160) requires that the equity interest of noncontrolling shareholders, partners, or other equity holders in subsidiaries be presented as a separate item in Citigroup's stockholders' equity, rather than as a liability. After the initial adoption, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be measured at fair value at the date of deconsolidation.

        The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of the remaining investment, rather than the previous carrying amount of that retained investment.

        Citigroup adopted ASC 810-10-65-1 (SFAS 160) on January 1, 2009. As a result, $2.392 billion of noncontrolling interests was reclassified from Other liabilities to Citigroup's Stockholders' equity.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Fair Value Disclosures about Pension Plan Assets

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" (ASC 715-20-65-2). This FSP requires that information about plan assets be disclosed on an annual basis. Citigroup will be required to separate plan assets into the three fair value hierarchy levels and provide a rollforward of the changes in fair value of plan assets classified as Level 3 in Citigroup's annual Consolidated Financial Statements.

        The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009. This FSP will have no effect on the Company's accounting for plan benefits and obligations.

Investments in Certain Entities that Calculate Net Asset Value per Share

        On September 30, 2009, the FASB issued Accounting Standards Update (ASU) 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), to provide guidance on measuring the fair value of certain alternative investments. The ASU permits entities to use net asset value as a practical expedient to measure the fair value of its investments in certain investment funds. The ASU also requires additional disclosures regarding the nature and risks of such investments. The ASU provides guidance on the classification of such investments as Level 2 or Level 3 of the fair-value hierarchy. The ASU is effective for reporting periods ending after December 15, 2009. This ASU is not expected to have a material impact on the Company's accounting for its investments in alternative investment funds.

Proposed Additional Disclosures Regarding Fair Value Measurements

        On August 28, 2009, the FASB issued an exposure draft of a proposed ASU, Improving Disclosures About Fair Value Measurements, which proposes new disclosures about fair value measurements. Certain of the proposed amendments would be effective for reporting periods ending after December 15, 2009. Additional disclosures have been proposed that would require a sensitivity analysis regarding the impact of unobservable inputs on the fair valuation of Level 3 instruments, which would be effective for reporting periods ending after March 15, 2010.

Loss-Contingency Disclosures

        In June 2008, the FASB issued an exposure draft proposing expanded disclosures regarding loss contingencies accounted for under FASB Statement No. 5, Accounting for Contingencies (ASC 450-10 to 20), and ASC 805-10 (SFAS 141(R)). This proposal increases the number of loss contingencies subject to disclosure and requires substantial quantitative and qualitative information to be provided about those loss contingencies. The proposed effective date for fiscal years ending after December 15, 2009, but will have no effect on the Company's accounting for loss contingencies.

Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities

        In May 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166), that will eliminate Qualifying Special Purpose Entities (QSPEs). This change will have a significant impact on Citigroup's Consolidated Financial Statements as the Company will lose sales treatment for certain assets previously sold to QSPEs, as well as for certain future sales, and for certain transfers of portions of assets that do not meet the definition of participating interests. SFAS 166 is effective for fiscal years that begin after November 15, 2009.

        Simultaneously, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which details three key changes to the consolidation model. First, former QSPEs will now be included in the scope of SFAS 167. In addition, the FASB has changed the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE (known as the primary beneficiary) to a qualitative determination of which party to the VIE has power combined with potentially significant benefits and losses, instead of the current quantitative risks and rewards model. The entity that has power has the ability to direct the activities of the VIE that most significantly impact the VIE's economic performance. Finally, the new standard requires that the primary beneficiary analysis be re-evaluated whenever circumstances change. The current rules require reconsideration of the primary beneficiary only when specified reconsideration events occur.

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

        While this review has not yet been completed, Citigroup's tentative approach would be to consolidate all of the VIEs and QSPEs that it expects to consolidate at carrying value, except for certain private label residential mortgages, for which the fair value option would be elected. The following tables present the pro forma impact of adopting these new accounting standards applying this tentative approach. The actual impact of adopting these new accounting requirements could, however, be significantly different should Citigroup change from this methodology. For instance, if Citigroup were to consolidate its off-balance sheet credit card securitization vehicles applying the fair value option, an associated allowance for loan losses would not be established upon adoption of SFAS 167, with an offsetting charge to Retained earnings. Rather, the charge to Retained earnings would be affected by the difference between the fair value of the assets and liabilities that Citigroup would consolidate, which would result in a lesser charge to Retained earnings than under the carrying value approach.

        The pro forma impact of these impending changes on incremental GAAP assets and resulting risk-weighted assets for those VIEs and former QSPEs that are currently expected to be consolidated or deconsolidated for accounting purposes as of January 1, 2010 (based on financial information as of September 30, 2009), reflecting Citigroup's present understanding of the new requirements, and assuming continued application of existing risk-based capital rules, would be as follows:

	Incremental
In billions of dollars	GAAP assets	Risk- weighted assets(1)
Impact of Consolidation:
Credit cards	$84.2	$0.9
Commercial paper conduits	39.7	—
Student loans	13.9	4.0
Private label consumer mortgages	7.7	4.6
Investment funds	3.8	0.4
Commercial mortgages	1.4	1.3
Muni bonds	0.6	0.1
Mutual fund deferred sales commissions	0.6	0.6

Subtotal	$151.9	$11.9

Impact of Deconsolidation:
Collateralized debt obligations(2)	$1.9	$5.9

Total	$153.8	$17.8

(1)
Citigroup undertook certain actions during the first and second quarters of 2009 in support of its off-balance sheet credit card securitization vehicles. As a result of these actions, Citigroup included approximately $82 billion of incremental risk-weighted assets in its risk-based capital ratios as of March 31, 2009 and an additional approximately $900 million as of June 30, 2009. See Note 15 to the Consolidated Financial Statements.

(2)
The implementation of SFAS 167 will result in the deconsolidation of certain synthetic and cash collateralized debt obligation (CDO) VIEs that were previously consolidated under the requirements of ASC 810 (FIN 46(R)). Upon deconsolidation of these synthetic CDOs, Citigroup's Consolidated Balance Sheet will reflect the recognition of current receivables and payables related to purchased and written credit default swaps entered into with these VIEs, which had previously been eliminated in consolidation. The deconsolidation of certain cash CDOs will have a minimal impact on GAAP assets, but will cause a sizable increase in risk-weighted assets. The impact on risk-weighted assets results from replacing, in Citigroup's trading account, largely investment grade securities owned by these VIEs when consolidated, with Citigroup's holdings of non-investment grade or unrated securities issued by these VIEs when deconsolidated.

        In September 2009, the U.S. banking and thrift regulatory agencies issued a notice of proposed rulemaking in which the agencies proposed, in part, to eliminate the existing provision in the risk-based capital rules that permits a banking organization, if it is required to consolidate for accounting purposes a qualifying ABCP program that it sponsors, to exclude the consolidated assets from its risk-weighted assets.

        If this exclusion under the existing risk-based capital rules for qualifying ABCP programs, such as commercial paper conduits, were to be eliminated, as proposed, Citigroup's total incremental risk-weighted assets (based on financial information as of September 30, 2009) would be greater by approximately an additional $15.9 billion.

        The above table reflects: (i) the estimated portion of the assets of former QSPEs to which Citigroup, acting as principal, has transferred assets and received sales treatment as of September 30, 2009 (totaling approximately $733.5 billion), and (ii) the estimated assets of significant unconsolidated VIEs as of September 30, 2009 with which Citigroup is involved (totaling approximately $231.4 billion) that would be required to be consolidated under the new accounting standards. Due to the variety of transaction structures and the level of Citigroup involvement in individual former QSPEs and VIEs, only a portion of the former QSPEs and VIEs with which the Company is involved is expected to be consolidated.

        In addition, the cumulative effect of adopting these new accounting standards as of January 1, 2010, based on financial information as of September 30, 2009, would result in an estimated aggregate after-tax charge to Retained earnings of approximately $7.8 billion, reflecting the net effect of an overall pretax charge to Retained earnings (primarily relating to the establishment of loan loss reserves and the reversal of residual interests held) of approximately $12.5 billion and the recognition of related deferred tax assets amounting to approximately $4.7 billion.

        The pro forma impact on certain of Citigroup's regulatory capital ratios of adopting these new accounting standards (based on financial information as of September 30, 2009), and assuming the continued application of the existing risk-based capital rules, would be as follows:

	As of September 30, 2009
	As Reported	Pro Forma	Impact
Tier 1 Capital	12.76%	11.44%	(132) bps
Total Capital	16.58%	15.26%	(132) bps

        Elimination of the exclusion noted above under the existing risk-based capital rules for qualifying ABCP programs, such as commercial paper conduits, would further adversely affect certain of Citigroup's regulatory capital ratios. The pro forma impact on Citigroup's Tier 1 Capital and Total Capital ratios (based on financial information as of September 30, 2009), including the additional approximately $15.9 billion of risk-weighted assets arising from the consolidation of the commercial paper conduits, would be a total reduction in these ratios from those reported at September 30, 2009 of approximately 151 bps and 154 bps, respectively.

        The actual impact of adopting the new accounting standards on January 1, 2010 could differ, as financial information changes from the September 30, 2009 estimates and as several uncertainties in the application of these new standards are resolved.

Investment Company Audit Guide (SOP 07-1)

        In July 2007, the AICPA issued Statement of Position 07-1, "Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" (ASC 946-10/SOP 07-1), which was expected to be effective for fiscal years beginning on or after December 15, 2007. However, in February 2008, the FASB delayed the effective date indefinitely by issuing an FSP SOP 07-1-1, "Effective Date of AICPA Statement of Position 07-1." This statement sets forth more stringent criteria for qualifying as an investment company than does the predecessor Audit Guide. In addition, ASC 946-10 (SOP 07-1) establishes new criteria for a parent company or equity method investor to retain investment company accounting in their consolidated financial statements. Investment companies record all their investments at fair value with changes in value reflected in earnings. The Company is currently evaluating the potential impact of adopting the SOP.

2.     DISCONTINUED OPERATIONS

Sale of Nikko Cordial

        On October 1, 2009, the Company announced the successful completion of the sale of Nikko Cordial Securities to Sumitomo Mitsui Banking Corporation. The transaction has a total cash value to Citi of ¥776 billion (US$8.7 billion at an exchange rate of ¥89.60 to US$1.00 as of September 30, 2009). The cash value is composed of the purchase price for the transferred business of ¥545 billion, the purchase price for certain Japanese-listed equity securities held by Nikko Cordial Securities of ¥30 billion, and ¥201 billion of excess cash derived through the repayment of outstanding indebtedness to Citi. After considering the impact of foreign exchange hedges of the proceeds of the transaction (most of which has been recorded in the second and third quarters of 2009), the sale will result in an immaterial after-tax gain to Citigroup. A total of about 7,800 employees are included in the transaction.

        The Nikko Cordial operations had total assets and total liabilities as of September 30, 2009 of $23.6 billion and $16.0 billion, respectively.

        Results for all of the Nikko Cordial businesses sold are reported as Discontinued operations for all periods presented. The assets and liabilities of the businesses being sold are included in Assets of discontinued operations held for sale and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheet.

        The following is a summary as of September 30, 2009 of the assets and liabilities of Discontinued operations held for sale on the Consolidated Balance Sheet for the operations related to the Nikko Cordial businesses to be sold:

In millions of dollars	September 30, 2009
Assets
Cash due from banks	$224
Deposits at interest with banks	398
Federal funds sold and securities borrowed or purchased under agreements to resell	5,837
Brokerage receivables	1,293
Trading account assets	8,583
Investments	490
Goodwill	567
Intangibles	3,289
Other assets	2,923

Total assets	$23,604

Liabilities
Federal funds purchased and securities loaned or sold under agreements to repurchase sold under agreements to repurchase	$3,126
Brokerage payables	2,566
Trading account liabilities	2,823
Short term borrowings	5,817
Other liabilities	1,672

Total liabilities	$16,004

        Summarized financial information for discontinued operations, including cash flows, related to the sale of Nikko Cordial follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
In millions of dollars	2009	2008	2009	2008
Total revenues, net of interest expense	$173	$422	$553	$1,245

Income (loss) from discontinued operations	$(221)	$6	$(603)	$2
Provision (benefit) for income taxes and noncontrolling interest, net of taxes(1)	208	1	75	(9)

Income (loss) from discontinued operations, net of taxes	$(429)	$5	$(678)	$11

(1)
Includes a tax expense of $290 million in the third quarter of 2009 related to the fourth quarter 2009 sale of Nikko Cordial.

	Nine Months Ended Sept. 30,
In millions of dollars	2009	2008
Cash flows from operating activities	$(1,320)	$(4,519)
Cash flows from investing activities	(9,579)	(1,381)
Cash flows from financing activities	11,108	5,907

Net cash provided by (used in) discontinued operations	$209	$7

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

        Summarized financial information for Discontinued operations, including cash flows, related to the sale of the German retail banking operations is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
In millions of dollars	2009	2008	2009	2008
Total revenues, net of interest expense	$25	$847	$61	$2,001

Income (loss) from discontinued operations	$18	$503	$(21)	$851
Gain (loss) on sale(1)	—	—	(41)	—
Provision (benefit) for income taxes and noncontrolling interest, net of taxes	6	(101)	(42)	22

Income (loss) from discontinued operations, net of taxes	$12	$604	$(20)	$829

(1)
2009 YTD activity represents transactions related to a transitional service agreement between Citigroup and Credit Mutuel as well as adjustments against the gain on sale for the final settlement which occurred in April 2009.

	Nine Months Ended Sept. 30,
In millions of dollars	2009	2008
Cash flows from operating activities	$6	$(1,252)
Cash flows from investing activities	1	1,833
Cash flows from financing activities	(7)	(760)

Net cash provided by (used in) discontinued operations	$—	$(179)

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

        Results for all of the CitiCapital businesses sold are reported as Discontinued operations for all periods presented.

        Summarized financial information for Discontinued operations, including cash flows, related to the sale of CitiCapital is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
In millions of dollars	2009	2008	2009	2008
Total revenues, net of interest expense	$7	$96	$37	$14

Income (loss) from discontinued operations	$(1)	$(2)	$(11)	$45
Gain (loss) on sale(1)	—	9	14	(508)
Provision (benefit) for income taxes and noncontrolling interest, net of taxes	—	3	1	(201)

Income (loss) from discontinued operations, net of taxes	$(1)	$4	$2	$(262)

(1)
The $3 million in income from discontinued operations for the first half of 2009 relates to a transitional service agreement.

	Nine Months Ended Sept. 30,
In millions of dollars	2009	2008
Cash flows from operating activities	$—	$(287)
Cash flows from investing activities	—	349
Cash flows from financing activities	—	(61)

Net cash provided by (used in) discontinued operations	$—	$1

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
In millions of dollars	2009	2008	2009	2008
Total revenues, net of interest expense	$205	$1,365	$651	$3,260

Income (loss) from discontinued operations	$(204)	$507	$(635)	$898
Gain (loss) on sale	—	9	2	(508)
Provision (benefit) for income taxes and noncontrolling interest, net of taxes	214	(97)	44	(188)

Income from discontinued operations, net of taxes	$(418)	$613	$(677)	$578

Cash Flows from Discontinued Operations

	Nine Months Ended Sept. 30,
In millions of dollars	2009	2008
Cash flows from operating activities	$(1,314)	$(6,058)
Cash flows from investing activities	(9,549)	801
Cash flows from financing activities	11,101	5,086

Net cash provided by (used in) discontinued operations	$238	$(171)

3.     BUSINESS SEGMENTS

        The following table presents certain information regarding the Company's operations by segment:

	Revenues, net of interest expense		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)		Identifiable assets(2)
	Three Months Ended September 30,
In millions of dollars, except identifiable assets in billions							Sept. 30, 2009	Dec. 31, 2008
	2009	2008	2009	2008	2009	2008
Regional Consumer Banking	$5,675	$6,109	$(246)	$24	$615	$446	$205	$200
Institutional Clients Group	7,350	9,911	584	1,410	1,694	3,156	809	802

Subtotal Citicorp	13,025	16,020	338	1,434	2,309	3,602	1,014	1,002
Citi Holdings	6,694	704	(1,588)	(4,526)	(1,818)	(6,936)	617	715
Corporate/Other	671	(466)	128	(203)	102	(187)	258	221

Total	$20,390	$16,258	$(1,122)	$(3,295)	$593	$(3,521)	$1,889	$1,938

	Revenues, net of interest expense		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)
	Nine Months Ended September 30,
In millions of dollars	2009	2008	2009	2008	2009	2008
Regional Consumer Banking	$17,051	$19,964	$(303)	$902	$1,416	$2,768
Institutional Clients Group	31,503	29,931	5,340	3,907	11,633	8,915

Subtotal Citicorp	48,554	49,895	5,037	4,809	13,049	11,683
Citi Holdings	25,896	(1,735)	(4,562)	(13,619)	(5,795)	(21,311)
Corporate/Other	430	(2,207)	145	(818)	(580)	(1,408)

Total	$74,880	$45,953	$620	$(9,628)	$6,674	$(11,036)

(1)
Includes pretax provisions for credit losses and for benefits and claims in Regional Consumer Banking results of $1.8 billion and $1.6 billion, in ICG results of $0.4 billion and $0.4 billion and in Citi Holdings results of $6.9 billion and $7.0 billion for the third quarters of 2009 and 2008, respectively. Includes pretax provisions for credit losses and for benefits and claims in Regional Consumer Banking results of $5.6 billion and $4.3 billion, ICG results of $1.6 billion and $0.9 billion and in Citi Holdings results of $24.8 billion and $16.8 billion for the nine months of 2009 and 2008, respectively.

(2)
Identifiable assets at September 30, 2009 include assets of discontinued operations held for sale of $23.6 billion recorded in Citi Holdings.

4.     INTEREST REVENUE AND EXPENSE

        For the three- and nine-month periods ended September 30, 2009 and 2008, interest revenue and expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2009	2008	2009	2008
Interest revenue
Loan interest, including fees	$11,601	$15,528	$36,385	$47,883
Deposits at interest with banks	313	792	1,126	2,329
Federal funds sold and securities purchased under agreements to resell	728	2,215	2,407	7,751
Investments, including dividends	3,283	2,597	9,894	7,832
Trading account assets(1)	2,654	4,137	8,526	13,562
Other interest	99	861	594	3,271

Total interest revenue	$18,678	$26,130	$58,932	$82,628

Interest expense
Deposits(2)	$2,298	$4,915	$7,986	$16,191
Federal funds purchased and securities loaned or sold under agreements to repurchase	772	2,721	2,807	9,559
Trading account liabilities(1)	43	285	220	1,064
Short-term borrowing	350	924	1,128	3,233
Long-term debt	3,217	3,881	9,038	12,103

Total interest expense	$6,680	$12,726	$21,179	$42,150

Net interest revenue	$11,998	$13,404	$37,753	$40,478
Provision for loan losses	8,771	8,943	30,919	21,503

Net interest revenue after provision for loan losses	$3,227	$4,461	$6,834	$18,975

(1)
Interest expense on trading account liabilities of the ICG is reported as a reduction of interest revenue for Trading account assets.

(2)
Includes FDIC deposit insurance fees and charges.

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

        The following table presents commissions and fees revenue for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2009	2008	2009	2008
Credit cards and bank cards	$1,048	$1,113	$3,025	$3,504
Investment banking	774	545	2,659	2,337
Smith Barney	1	688	837	2,196
ICG trading-related	466	628	1,288	1,930
Other Consumer	323	235	935	870
Transaction services	337	359	980	1,076
Checking-related	261	282	773	868
Other ICG	176	338	364	582
Primerica	78	98	227	315
Loan servicing(1)	(339)	(336)	1,224	771
Corporate finance(2)	130	(649)	551	(4,149)
Other	(37)	(93)	(40)	48

Total commissions and fees	$3,218	$3,208	$12,823	$10,348

(1)
Includes fair value adjustments on mortgage servicing assets. The mark-to-market on the underlying economic hedges of the MSRs is included in Other revenue.

(2)
Includes write-downs of approximately $24 million for the third quarter of 2009 and $508 million for the nine months ended September 30, 2009, and $792 million for the third quarter of 2008 and $4.3 billion for the nine months ended September 30, 2008, net of underwriting fees on funded and unfunded highly leveraged finance commitments. Write-downs were recorded on all highly leveraged finance commitments where there was value impairment, regardless of funding date.

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

        The following tables summarize the components of the net expense recognized in the Consolidated Statement of Income for the three and nine months ended September 30, 2009 and 2008.

Net Expense (Benefit)

	Three Months Ended September 30,
	Pension Plans				Postretirement Benefit Plans
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans		Plans Outside U.S.
In millions of dollars	2009	2008	2009	2008	2009	2008	2009	2008
Benefits earned during the period	$1	$3	$38	$54	$1	$—	$7	$9
Interest cost on benefit obligation	177	176	78	93	16	17	23	26
Expected returns on plan assets	(232)	(245)	(87)	(128)	(2)	(4)	(19)	(29)
Amortization of unrecognized:
Net transition obligation	—	—	(1)	—	—	—	—	—
Prior service cost (benefit)	—	—	1	1	(1)	—	—	—
Net actuarial loss	(1)	—	18	6	—	3	4	5
Curtailment (gain) loss	29	—	—	—	—	—	—	—

Net expense (benefit)	$(26)	$(66)	$47	$26	$14	$16	$15	$11

	Nine Months Ended September 30,
	Pension Plans				Postretirement Benefit Plans
	U.S. Plans(1)		Plans Outside U.S.		U.S. Plans		Plans Outside U.S.
In millions of dollars	2009	2008	2009	2008	2009	2008	2009	2008
Benefits earned during the period	$13	$18	$109	$157	$1	$1	$20	$28
Interest cost on benefit obligation	503	505	222	275	46	47	66	76
Expected returns on plan assets	(690)	(712)	(249)	(378)	(7)	(9)	(57)	(86)
Amortization of unrecognized:
Net transition obligation	—	—	(1)	1	—	—	—	—
Prior service cost (benefit)	(1)	(1)	3	3	(1)	—	—	—
Net actuarial loss	1	—	51	19	1	3	13	16
Curtailment (gain) loss	29	—	—	—	—	—	—	—

Net expense (benefit)	$(145)	$(190)	$135	$77	$40	$42	$42	$34

(1)
The U.S. plans exclude nonqualified pension plans for which the net expense was $12 million and $9 million for the three months ended September 30, 2009 and 2008, respectively, and $31 million and $29 million for the first nine months of 2009 and 2008, respectively.

Employer Contributions

        Citigroup's pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements, rather than to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), if appropriate to its tax and cash position and the plan's funded position. As of September 30, 2009, the Company contributions to the U.S. pension plan include $9 million relating to certain investment advisory fees that were paid by the Company. There were no minimum required contributions and no discretionary cash or non-cash contributions are currently planned for the U.S. plans. For the non-U.S. plans, the Company contributed $124 million as of September 30, 2009. Citigroup presently anticipates contributing an additional $113 million to fund its non-U.S. plans in 2009 for a total of $237 million.

7.     RESTRUCTURING

        In the fourth quarter of 2008, Citigroup recorded a pretax restructuring expense of $1.581 billion related to the implementation of a Company-wide re-engineering plan. For the three months ended September 30, 2009, Citigroup recorded a pretax net restructuring release of $34 million composed of a gross charge of $12 million and a credit of $46 million due to changes in estimates. The charges related to the 2008 Re-engineering Projects Restructuring Initiative are reported in the Restructuring line on the Company's Consolidated Statement of Income and are recorded in each segment.

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

        The following tables detail the Company's restructuring reserves.

2008 Re-engineering Projects Restructuring Charges

	Severance
			Contract termination costs	Asset write-downs(3)	Employee termination cost	Total Citigroup
In millions of dollars	ASC 712(1)	ASC 420(2)
Total Citigroup (pretax)
Original restructuring charge	$1,254	$79	$55	$123	$19	$1,530

Utilization	(114)	(3)	(2)	(100)	—	(219)

Balance at December 31, 2008	$1,140	$76	$53	$23	$19	$1,311

Additional charge	$14	$6	$4	$5	$—	$29
Foreign exchange	(14)	—	—	(12)	(1)	(27)
Utilization	(541)	(76)	(11)	(7)	(5)	(640)
Changes in estimates	(38)	(1)	—	—	—	(39)

Balance at March 31, 2009	$561	$5	$46	$9	$13	$634

Additional charge	$6	$17	$1	$1	$—	$25
Foreign exchange	26	—	2	1	—	29
Utilization	(190)	(19)	(8)	(3)	(1)	(221)
Changes in estimates	(53)	(1)	(1)	—	(2)	(57)

Balance at June 30, 2009	$350	$2	$40	$8	$10	$410

Additional charge	$—	$5	$6	$1	$—	$12
Foreign exchange	3	—	1	—	—	4
Utilization	(84)	(6)	(6)	(2)	—	(98)
Changes in estimates	(38)	—	(2)	(4)	(2)	(46)

Balance at September 30, 2009	$231	$1	$39	$3	$8	$282

Note: The total Citigroup charge in the table above does not include a $51 million one-time pension curtailment charge related to this restructuring initiative, which is recorded as part of the Company's Restructuring charge in the Consolidated Statement of Income at December 31, 2008.

2007 Structural Expense Review Restructuring Charges

	Severance
			Contract termination costs	Asset write-downs(3)	Employee termination cost	Total Citigroup
In millions of dollars	ASC 712(1)	ASC 420(2)
Total Citigroup (pretax)
Original restructuring charge	$950	$11	$25	$352	$39	$1,377

Additional charge	$42	$96	$29	$27	$11	$205
Foreign exchange	19	—	2	—	—	21
Utilization	(547)	(75)	(28)	(363)	(33)	(1,046)
Changes in estimates	(39)	—	(6)	(1)	(8)	(54)

Balance at December 31, 2007	$425	$32	$22	$15	$9	$503

Additional charge	$10	$14	$43	$6	$—	$73
Foreign exchange	(11)	—	(4)	—	—	(15)
Utilization	(288)	(34)	(22)	(7)	(6)	(357)
Changes in estimates	(93)	(2)	(2)	(4)	(3)	(104)

Balance at December 31, 2008	$43	$10	$37	$10	$—	$100

Foreign exchange	(1)	—	(1)	—	—	(2)
Utilization	(41)	(10)	(35)	(9)	—	(95)
Changes in estimates	(1)	—	(1)	(1)	—	(3)

Balance at March 31, 2009	$—	$—	$—	$—	$—	$—

(1)
Accounted for in accordance with ASC 712 (SFAS No. 112, Employer's Accounting for Post Employment Benefits).

(2)
Accounted for in accordance with ASC 420 (SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities).

(3)
Accounted for in accordance with ASC 360 (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets).

Note: The 2007 structural expense review restructuring initiative was fully utilized as of March 31, 2009.

        The total restructuring reserve balance and total charges as of September 30, 2009 and December 31, 2008 related to the 2008 Re-engineering Projects Restructuring Initiatives are presented below by business in the following tables. These charges are reported in the Restructuring line on the Company's Consolidated Statement of Income and are recorded in each business.

2008 Re-engineering Projects

	For the quarter ended September 30, 2009
In millions of dollars	Total restructuring reserve balance as of September 30, 2009	Restructuring charges recorded in the three months ended September 30, 2009	Total restructuring charges since inception(1)(2)
Citicorp	$132	$5	$846
Citi Holdings	14	1	239
Corporate/Other	136	6	369

Total Citigroup (pretax)	$282	$12	$1,454

(1)
Excludes pension curtailment charges of $51 million recorded during the fourth quarter of 2008.

(2)
Amounts shown net of $46 million, $57 million and $39 million related to changes in estimates recorded during the third, second and first quarters of 2009, respectively.

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

8.     EARNINGS PER SHARE

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2009	2008(1)	2009	2008(1)
Income (loss) before attribution of noncontrolling interests	$593	$(3,521)	$6,674	$(11,036)
Noncontrolling interest	74	(93)	24	(37)

Net income (loss) from continuing operations (for EPS purposes)	$519	$(3,428)	$6,650	$(10,999)
Income (loss) from discontinued operations, net of taxes	(418)	613	(677)	578

Citigroup's net income (loss)	$101	$(2,815)	$5,973	$(10,421)
Preferred dividends	(272)	(389)	(2,988)	(833)
Impact of the conversion price reset related to the $12.5 billion convertible preferred stock private issuance(2)	—	—	(1,285)	—
Preferred stock Series H discount accretion	(16)	—	(123)	—
Impact of the Public and Private Preferred Stock exchange offer	(3,055)	—	(3,055)	—

Income (loss) available to common stockholders	(3,242)	(3,204)	(1,478)	(11,254)
Allocation of dividends to common stock and participating securities, net of forfeitures	—	(1,738)	(63)	(5,151)
Undistributed earnings (loss) for basic EPS(3)	(3,242)	(4,942)	(1,541)	(16,405)
Effect of dilutive securities	—	270	540	606

Undistributed earnings (loss) for diluted EPS(4)	$(3,242)	$(4,672)	$(1,001)	$(15,799)

Weighted average common shares outstanding applicable to basic EPS	12,104.3	5,341.8	7,629.6	5,238.3
Effect of dilutive securities:
Convertible securities	111.7	489.2	416.1	489.2
Options	—	0.1	—	0.4

Adjusted weighted average common shares outstanding applicable to diluted EPS(3)	12,216.0	5,831.1	8,045.7	5,727.9

Basic earnings per share(3)(4)
Income (loss) from continuing operations	$(0.23)	$(0.72)	$(0.10)	$(2.28)
Discontinued operations	(0.04)	0.11	(0.09)	0.11

Net income (loss)	$(0.27)	$(0.61)	$(0.19)	$(2.17)
Diluted earnings per share(3)(4)
Income (loss) from continuing operations	$(0.23)	$(0.72)	$(0.10)	$(2.28)
Discontinued operations	(0.04)	0.11	(0.09)	0.11

Net income (loss)	$(0.27)	$(0.61)	$(0.19)	$(2.17)

(1)
The Company adopted ASC 260-10-45 to 65 (FSP EITF 03-6-1) on January 1, 2009. All prior periods have been restated to conform to the current period's presentation.

(2)
For the nine months ended September 30, 2009, income available to common shareholders includes a reduction of $1,285 million related to the conversion price reset pursuant to Citigroup's prior agreement with the purchasers of $12.5 billion convertible preferred stock issued in a private offering in January 2008. The conversion price was reset from $31.62 per share to $26.35 per share.

(3)
Due to the net loss available to common shareholders for Basic EPS in the three and nine months ended September 30, 2009 and 2008, loss available to common stockholders for basic EPS was used to calculate Diluted earnings per share. Adding back the effect of dilutive securities would result in anti-dilution.

(4)
Due to the net loss available to common shareholders for Diluted EPS in the three and nine months ended September 30, 2009 and 2008, basic shares were used to calculate Diluted earnings per share. Adding dilutive securities to the denominator would result in anti-dilution.

9.     TRADING ACCOUNT ASSETS AND LIABILITIES

        Trading account assets and liabilities, at fair value, consisted of the following at September 30, 2009 and December 31, 2008:

In millions of dollars	September 30, 2009	December 31, 2008
Trading account assets
Trading mortgage-backed securities
Agency guaranteed	$23,549	$32,981
Prime	1,177	1,416
Alt-A	1,305	913
Subprime	10,638	14,552
Non-U.S. residential	1,923	2,447
Commercial	3,975	2,501

Total trading mortgage-backed securities	$42,567	$54,810

U.S. Treasury and Federal Agencies
U.S. Treasuries	$20,803	$7,370
Agency and direct obligations	3,933	4,017

Total U.S. Treasury and Federal Agencies	$24,736	$11,387

State and municipal securities	$7,196	$9,510
Foreign government securities	66,425	57,422
Corporate	47,485	54,654
Derivatives(1)	68,670	115,289
Equity securities	46,463	48,503
Other debt securities	37,155	26,060

Total trading account assets	$340,697	$377,635

Trading account liabilities
Securities sold, not yet purchased	$67,988	$50,693
Derivatives(1)	62,552	115,107

Total trading account liabilities	$130,540	$165,800

(1)
Presented net, pursuant to master netting agreements. See Note 16 to the Consolidated Financial Statements, Derivatives Activities, for a discussion regarding the accounting and reporting for derivatives.

10.   INVESTMENTS

In millions of dollars	September 30, 2009	December 31, 2008
Securities available-for-sale	$190,252	$175,189
Debt securities held-to-maturity(1)	55,816	64,459
Non-marketable equity securities carried at fair value(2)	7,765	9,262
Non-marketable equity securities carried at cost(3)	8,057	7,110

Total investments	$261,890	$256,020

(1)
Recorded at amortized cost.

(2)
Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)
Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, Federal Home Loan Bank, foreign central banks and various clearing houses of which Citigroup is a member.

Securities Available-for-Sale

        The amortized cost and fair value of securities available-for-sale (AFS) at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009				December 31, 2008(1)
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities available-for-sale:
Mortgage-backed securities
U.S. government agency guaranteed	$23,163	$487	$31	$23,619	$23,527	$261	$67	$23,721
Prime	7,436	102	1,260	6,278	8,475	3	2,965	5,513
Alt-A	390	86	6	470	54	—	9	45
Subprime	36	—	17	19	38	—	21	17
Non-U.S. residential	271	—	5	266	185	2	—	187
Commercial	919	10	120	809	519	—	134	385

Total mortgage-backed securities	32,215	685	1,439	31,461	32,798	266	3,196	29,868
U.S. Treasury and federal agency securities
U.S. Treasury	6,194	41	1	6,234	3,465	125	—	3,590
Agency obligations	16,897	84	14	16,967	20,237	215	77	20,375

Total U.S. Treasury and federal agency securities	23,091	125	15	23,201	23,702	340	77	23,965
State and municipal	17,967	197	1,339	16,825	18,156	38	4,370	13,824
Foreign government	79,965	974	268	80,671	79,505	945	408	80,042
Corporate	20,444	436	172	20,708	10,646	65	680	10,031
Other debt securities	11,701	201	255	11,647	11,784	36	224	11,596

Total debt securities available- for-sale	185,383	2,618	3,488	184,513	176,591	1,690	8,955	169,326

Marketable equity securities available-for-sale	4,065	1,929	255	5,739	5,768	554	459	5,863

Total securities available-for-sale	$189,448	$4,547	$3,743	$190,252	$182,359	$2,244	$9,414	$175,189

(1)
Reclassified to conform to the current period's presentation.

        The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. As discussed in more detail below, prior to January 1, 2009, these reviews were conducted pursuant to FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (ASC 320-10-35). Any unrealized loss identified as other than temporary was recorded directly in the Consolidated Statement of Income. As of January 1, 2009, the Company adopted ASC 320-10-65-1 (FSP FAS 115-2 and FAS 124-2). Accordingly, any credit-related impairment related to debt securities the Company does not plan to sell and is more-likely-than-not will not to be required to sell is recognized in the Consolidated Statement of Income, with the non-credit-related impairment recognized in Other Comprehensive Income (OCI). For other impaired debt securities, the entire impairment is recognized in the Consolidated Statement of Income. See Note 1 to the Consolidated Financial Statements for additional information.

The table below shows the fair value of investments in AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of September 30, 2009 and December 31, 2008:

	Less than 12 months		12 months or longer		Total
In millions of dollar	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2009
Securities available-for-sale
Mortgage-backed securities
U.S. government agency guaranteed	$3,024	$23	$300	$8	$3,324	$31
Prime	4,999	1,224	268	36	5,267	1,260
Alt-A	90	—	47	6	137	6
Subprime	4	—	13	17	17	17
Non-U.S. residential	266	5	—	—	266	5
Commercial	84	64	389	56	473	120

Total mortgage-backed securities	8,467	1,316	1,017	123	9,484	1,439
U.S. Treasury and federal agency securities
U.S. Treasury	97	—	61	1	158	1
Agency obligations	2,995	14	1	—	2,996	14

Total U.S. Treasury and federal agency securities	3,092	14	62	1	3,154	15
State and municipal	4,321	214	877	1,125	5,198	1,339
Foreign government	22,290	129	5,732	139	28,022	268
Corporate	956	56	1,266	116	2,222	172
Other debt securities	1,183	93	1,378	162	2,561	255
Marketable equity securities available-for-sale	2,555	225	117	30	2,672	255

Total securities available-for-sale	$42,864	$2,047	$10,449	$1,696	$53,313	$3,743

December 31, 2008(1)
Securities available-for-sale
Mortgage-backed securities
U.S. government agency guaranteed	$5,281	$9	$432	$58	$5,713	$67
Prime	2,258	1,127	3,108	1,838	5,366	2,965
Alt-A	38	8	5	1	43	9
Subprime	—	—	15	21	15	21
Non-U.S. residential	10	—	—	—	10	—
Commercial	213	33	233	101	446	134

Total mortgage-backed securities	7,800	1,177	3,793	2,019	11,593	3,196
U.S. Treasury and federal agencies
U.S. Treasury	—	—	—	—	—	—
Agency obligations	1,654	76	1	1	1,655	77

Total U.S. Treasury and federal agency securities	1,654	76	1	1	1,655	77
State and municipal	12,827	3,872	3,762	498	16,589	4,370
Foreign government	10,697	201	9,080	207	19,777	408
Corporate	1,985	270	4,393	410	6,378	680
Other debt securities	944	96	303	128	1,247	224
Marketable equity securities available-for-sale	3,254	386	102	73	3,356	459

Total securities available-for-sale	$39,161	$6,078	$21,434	$3,336	$60,595	$9,414

(1)
Reclassified to conform to the current period's presentation.

        The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of September 30, 2009, and December 31, 2008:

	September 30, 2009		December 31, 2008(1)
In millions of dollars	Amortized Cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(2)
Due within 1 year	$2	$2	$87	$80
After 1 but within 5 years	29	30	639	567
After 5 but within 10 years	690	658	1,362	1,141
After 10 years(3)	31,494	30,771	30,710	28,080

Total	$32,215	$31,461	$32,798	$29,868

U.S. Treasury and federal agencies
Due within 1 year	$5,546	$5,556	$15,736	$15,846
After 1 but within 5 years	7,600	7,629	5,755	5,907
After 5 but within 10 years	6,535	6,593	1,902	1,977
After 10 years(3)	3,410	3,423	309	235

Total	$23,091	$23,201	$23,702	$23,965

State and municipal
Due within 1 year	$219	$219	$214	$214
After 1 but within 5 years	111	121	84	84
After 5 but within 10 years	354	381	411	406
After 10 years(3)	17,283	16,104	17,447	13,120

Total	$17,967	$16,825	$18,156	$13,824

Foreign government
Due within 1 year	$34,753	$34,824	$26,481	$26,937
After 1 but within 5 years	37,442	37,945	45,652	45,462
After 5 but within 10 years	6,711	6,706	6,771	6,899
After 10 years(3)	1,059	1,196	601	744

Total	$79,965	$80,671	$79,505	$80,042

All other(4)
Due within 1 year	$2,893	$2,883	$4,160	$4,319
After 1 but within 5 years	23,456	23,711	2,662	2,692
After 5 but within 10 years	3,282	3,327	12,557	11,842
After 10 years(3)	2,514	2,434	3,051	2,774

Total	$32,145	$32,355	$22,430	$21,627

Total debt securities available-for-sale	$185,383	$184,513	$176,591	$169,326

(1)
Reclassified to conform to the current period's presentation.

(2)
Includes mortgage-backed securities of U.S. federal agencies.

(3)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(4)
Includes corporate securities and other debt securities.

        The following tables present interest and dividends on investments for the periods ended September 30, 2009 and 2008:

	Three months ended
In millions of dollars	Sept 30, 2009	Sept 30, 2008
Taxable interest	$2,956	$2,334
Interest exempt from U.S. federal income tax	226	136
Dividends	101	127

Total interest and dividends	$3,283	$2,597

	Nine months ended
In millions of dollars	Sept 30, 2009	Sept 30, 2008
Taxable interest	$9,084	$7,019
Interest exempt from U.S. federal income tax	591	433
Dividends	219	380

Total interest and dividends	$9,894	$7,832

        The following table presents realized gains and losses on investments for the periods ended September 30, 2009 and 2008. The gross realized investment losses exclude losses from other-than-temporary impairment:

	Three months ended		Nine months ended
In millions of dollars	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008
Gross realized investment gains	$439	$192	$1,797	$506
Gross realized investment losses	(12)	(42)	(78)	(130)

Net realized gains (losses)	$427	$150	$1,719	$376

Debt Securities Held-to-Maturity

        The carrying value and fair value of securities held-to-maturity (HTM) at September 30, 2009 and December 31, 2008 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized loss recognized in OCI	Carrying value(2)	Gross unrecognized gains	Gross unrecognized losses	Fair value
September 30, 2009
Debt securities held-to-maturity
Mortgage-backed securities
U.S. government agency guaranteed	$—	$—	$—	$—	$—	$—
Prime	6,388	1,211	5,177	50	50	5,177
Alt-A	15,436	4,609	10,827	411	419	10,819
Subprime	1,165	171	994	56	117	933
Non-U.S. residential	9,485	1,168	8,317	364	240	8,441
Commercial	1,308	52	1,256	—	377	879

Total mortgage-backed securities	33,782	7,211	26,571	881	1,203	26,249
U.S. Treasury and federal agency securities
U.S. Treasury	—	—	—	—	—	—
Agency and direct obligations	—	—	—	—	—	—

Total U.S. Treasury and federal agency securities	—	—	—	—	—	—
State and municipal	3,169	146	3,023	200	138	3,085
Corporate	7,365	307	7,058	472	138	7,392
Asset-backed securities	19,590	427	19,163	435	722	18,876
Other debt securities	7	6	1	—	—	1

Total debt securities held-to-maturity	$63,913	$8,097	$55,816	$1,988	$2,201	$55,603

December 31, 2008
Debt securities held-to-maturity
Mortgage-backed securities
U.S. government agency guaranteed	$—	$—	$—	$—	$—	$—
Prime	7,481	1,436	6,045	—	623	5,422
Alt-A	16,658	4,216	12,442	23	1,802	10,663
Subprime	1,368	125	1,243	15	163	1,095
Non-U.S. residential	10,496	1,128	9,368	5	397	8,976
Commercial	1,021	—	1,021	—	130	891

Total mortgage-backed securities	37,024	6,905	30,119	43	3,115	27,047
U.S. Treasury and federal agency securities
U.S. Treasury	1	—	1	—	—	1
Agency and direct obligations	—	—	—	—	—	—

Total U.S. Treasury and federal agency securities	1	—	1	—	—	1
State and municipal	3,371	183	3,188	14	253	2,949
Corporate	6,906	175	6,731	130	305	6,556
Asset-backed securities	22,698	415	22,283	86	555	21,814
Other debt securities	2,478	341	2,137	—	127	2,010

Total debt securities held-to-maturity	$72,478	$8,019	$64,459	$273	$4,355	$60,377

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

        The net unrealized losses classified in accumulated other comprehensive income (AOCI) relate to debt securities reclassified from AFS investments to HTM investments, and to additional declines in fair value for HTM securities that suffer credit impairment. The balance was $8.1 billion as of September 30, 2009, compared to $8.0 billion as of December 31, 2008. This balance is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company's net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

        The table below shows the fair value of investments in HTM that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of September 30, 2009 and December 31, 2008:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2009
Debt securities held-to-maturity
Mortgage-backed securities	$5,235	$1,046	$13,656	$157	$18,891	$1,203
State and municipal	733	138	—	—	733	138
Corporate	2,801	138	—	—	2,801	138
Asset-backed securities	5,713	701	807	21	6,520	722
Other debt securities	—	—	—	—	—	—

Total debt securities held-to-maturity	$14,482	$2,023	$14,463	$178	$28,945	$2,201

December 31, 2008
Debt securities held-to-maturity
Mortgage-backed securities	$2,348	$631	$24,236	$2,484	$26,584	$3,115
State and municipal	2,499	253	—	—	2,499	253
Corporate	23	—	4,107	305	4,130	305
Asset-backed securities	9,051	381	4,164	174	13,215	555
Other debt securities	439	—	5,246	127	5,685	127

Total debt securities held-to-maturity	$14,360	$1,265	$37,753	$3,090	$52,113	$4,355

        Excluded from the gross unrealized losses presented in the above table is the $8.1 billion and $8.0 billion of gross unrealized losses recorded in AOCI related to the HTM securities that were reclassified from AFS investments as of September 30, 2009 and December 31, 2008, respectively. Approximately $6.6 billion and $5.2 billion of these unrealized losses relate to securities that have been in a loss position for 12 months or longer at September 30, 2009 and December 31, 2008, respectively.

        The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$1	$1	$88	$65
After 1 but within 5 years	479	314	363	282
After 5 but within 10 years	1,922	1,787	513	413
After 10 years(1)	24,169	24,147	29,155	26,287

Total	$26,571	$26,249	$30,119	$27,047

State and municipal
Due within 1 year	$6	$6	$86	$86
After 1 but within 5 years	48	81	105	105
After 5 but within 10 years	168	140	112	106
After 10 years(2)	2,801	2,858	2,885	2,652

Total	$3,023	$3,085	$3,188	$2,949

All other(2)
Due within 1 year	$5,618	$5,888	$4,482	$4,505
After 1 but within 5 years	5,636	5,587	10,892	10,692
After 5 but within 10 years	6,852	7,087	6,358	6,241
After 10 years(1)	8,116	7,707	9,420	8,943

Total	$26,222	$26,269	$31,152	$30,381

Total debt securities held-to-maturity	$55,816	$55,603	$64,459	$60,377

(1)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)
Includes asset-backed securities and all other debt securities.

Evaluating Investments for Other-than-Temporary Impairments

        The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. Prior to January 1, 2009, these reviews were conducted pursuant to FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (ASC 320-10-35). Any unrealized loss identified as other than temporary was recorded directly in the Consolidated Statement of Income. As of January 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2 (ASC 320-10-65-1). Accordingly, any credit-related impairment related to debt securities the Company does not plan to sell and is not likely to be required to sell is recognized in the Consolidated Statement of Income, with the non-credit-related impairment recognized in OCI. For other impaired debt securities, the entire impairment is recognized in the Consolidated Statement of Income.

        An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities, while such losses related to HTM securities are not recorded, as these investments are carried at their amortized cost. For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value of the securities at the date of transfer, plus any accretion income and less any impairment recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less any impairment recognized in earnings subsequent to transfer.

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

        For debt securities that are not deemed to be credit impaired, management performs additional analysis to assess whether it intends to sell or more-likely-than-not would not be required to sell the investment before the expected recovery of the amortized cost basis. In most cases, management has asserted that it has no intent to sell and that it believes it is more-likely-than-not that it will not be required to sell the investment before recovery of its amortized cost basis. Where such an assertion has not been made, the security's decline in fair value is deemed to be other than temporary and is recorded in earnings.

        For debt securities, a critical component of the evaluation for other-than-temporary impairments is the identification of credit impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. For securities purchased and classified as AFS with the expectation of receiving full principal and interest cash flows, this analysis the likelihood of receiving all contractual principal and interest. For securities reclassified out of the trading category in the fourth quarter of 2008, the analysis considers the likelihood of receiving the expected principal and interest cash flows anticipated as of the date of reclassification in the fourth quarter of 2008. The extent of the Company's analysis regarding credit quality and the stress on assumptions used in the analysis have been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company's process for identifying credit impairment in security types with the most significant unrealized losses as of September 30, 2009.

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

        The key base assumptions for mortgage-backed securities as of September 30, 2009 are in the table below:

September 30, 2009
Prepayment rate	3-8 CRR
Loss severity(1)	45%-75%
Unemployment rate	10%
Peak-to-trough housing price decline	32.3%

(1)
Loss severity rates are estimated considering collateral characteristics and generally range from 45%-60% for prime bonds, 50%-70% for Alt-A bonds, and 65%-75% for subprime bonds.

        In addition, cash flow projections are developed using more stressful parameters, and management assesses the results of those stress tests (including the severity of any cash shortfall indicated and the likelihood of the stress scenario's actually occurring based on the underlying pool's characteristics and performance) to assess whether management expects to recover the amortized cost basis of the security. If cash flow projections indicate that the Company does not expect to recover its amortized cost basis, the Company recognizes the estimated credit loss in earnings.

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

Recognition and Measurement of Other-Than-Temporary Impairment

        The following table presents the total other-than-temporary impairments recognized during the three months and nine months ended September 30, 2009:

Other-Than-Temporary Impairments (OTTI) on Investments

	Three months ended Sept. 30, 2009			Nine months ended Sept. 30, 2009
In millions of dollars	AFS	HTM	Total	AFS	HTM	Total
Impairment losses related to securities which the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the quarter ended September 30, 2009	$158	$2,182	$2,340	$263	$5,730	$5,993
Less: portion of OTTI loss recognized in OCI (before taxes)	25	1,716	1,741	54	3,952	4,006

Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$133	$466	$599	$209	$1,778	$1,987
OTTI losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	113	—	113	168	—	168

Total impairment losses recognized in earnings	$246	$466	$712	$377	$1,778	$2,155

        The following is a three-month roll forward of the credit-related position recognized in earnings for AFS and HTM debt securities held as of September 30, 2009:

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Earnings
In millions of dollars	June 30, 2009 Balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities than have been previously impaired	Reductions due to sales of credit impaired securities sold or matured	Sept. 30, 2009 Balance
AFS debt securities
Mortgage-backed securities
Prime	$7	$92	$—	$—	$99
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	9	92	—	—	101
Foreign government	14	—	—	(1)	13
Corporate	97	24	10	—	131
Asset backed securities	3	—	5	—	8
Other debt securities	6	2	—	—	8

Total OTTI credit losses recognized for AFS debt securities	$129	$118	$15	$(1)	$261

HTM debt securities
Mortgage-backed securities
Prime	$14	$93	$1	$—	$108
Alt-A	1,901	297	—	—	2,198
Subprime	105	66	—	—	171
Non-U.S. residential	96	—	—	—	96
Commercial real estate	4	—	—	—	4

Total mortgage-backed securities	2,120	456	1	—	2,577
Corporate	320	8	—	(3)	325
Asset backed securities	32	—	—	—	32
Other debt securities	3	—	1	—	4

Total OTTI credit losses recognized for HTM debt securities	$2,475	$464	$2	$(3)	$2,938

        The following is a nine-month roll forward of the credit-related position recognized in earnings for AFS and HTM debt securities held as of September 30, 2009:

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Earnings
In millions of dollars	January 1, 2009 Balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities than have been previously impaired	Reductions due to sales of credit impaired securities sold or matured	Sept. 30, 2009 Balance
AFS debt securities
Mortgage-backed securities
Prime	$—	$99	$—	$—	$99
Commercial real estate	1	1	—	—	2

Total mortgage-backed securities	1	100	—	—	101
Foreign government	—	14	—	(1)	13
Corporate	53	54	25	(1)	131
Asset backed securities	—	3	5	—	8
Other debt securities	—	8	—	—	6

Total OTTI credit losses recognized for AFS debt securities	$54	$179	$30	$(2)	$261

HTM debt securities
Mortgage-backed securities
Prime	$8	$99	$1	$—	$108
Alt-A	1,091	1,088	19	—	2,198
Subprime	85	86	—	—	171
Non- U.S. residential	28	68	—	—	96
Commercial real estate	4	—	—	—	4

Total mortgage-backed securities	1,216	1,341	20	—	2,577
Corporate	—	398	—	(73)	325
Asset backed securities	17	15	—	—	32
Other debt securities	—	3	1	—	4

Total OTTI credit losses recognized for HTM debt securities	$1,233	$1,757	$21	$(73)	$2,938

11.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in goodwill during the nine months ended September 30, 2009 were as follows:

In millions of dollars	Goodwill
Balance at December 31, 2008	$27,132
Foreign exchange translation	(844)
Purchase accounting adjustments and other	122

Balance at March 31, 2009	$26,410
Morgan Stanley Smith Barney joint venture	(1,146)
Estimated impact from the Sale of Nikko Cordial Securities, reclassified as Assets of discontinued operations held for sale	(533)
Foreign exchange translation	847

Balance at June 30, 2009	$25,578
Estimated impact from the Sale of Nikko Asset Management, reclassified as Other Assets of businesses held for sale	(446)
Foreign exchange translation	409
Purchase accounting adjustments and other	(118)

Balance at September 30, 2009	$25,423

        During the first nine months of 2009, no goodwill was written off due to impairment. The Company performed its annual goodwill impairment test during the third quarter of 2009 and while no impairment was noted in step one for any of the reporting units, goodwill for the Latin America Regional Consumer Banking and Local Consumer Lending—Cards reporting units may be particularly sensitive to further deterioration in economic conditions. The fair value as a percentage of allocated book value for Latin America Regional Consumer Banking and Local Consumer Lending—Cards is 111% and 112%, respectively. If the future were to differ adversely from management's best estimate of key economic assumptions and associated cash flows were to decrease by a small margin, the Company could potentially experience future material impairment charges with respect to the $1,317 million and $4,751 million of goodwill remaining in our Latin America Regional Consumer Banking and Local Consumer Lending—Cards reporting units, respectively. Any such charges, by themselves, would not negatively affect the Company's Tier 1, Tier 1 Common and Total Capital regulatory ratios, its Tangible Common Equity or the Company's liquidity position.

        The following tables present the Company's goodwill balances by reporting unit and by segment at September 30, 2009:

In millions of dollars	September 30, 2009
By Reporting Unit
North America Regional Consumer Banking	$2,461
EMEA Regional Consumer Banking	342
Asia Regional Consumer Banking	5,375
Latin America Regional Consumer Banking	1,317
Securities and Banking	8,767
Transaction Services	1,579
Brokerage and Asset Management	831
Local Consumer Lending—Cards	4,751
Local Consumer Lending—Other	—

Total	$25,423

By Segment
Regional Consumer Banking	$9,495
Institutional Clients Group	10,346
Citi Holdings	5,582

Total	$25,423

Intangible Assets

        The components of intangible assets were as follows:

	September 30, 2009			December 31, 2008
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$8,138	$4,684	$3,454	$8,443	$4,513	$3,930
Core deposit intangibles	1,351	744	607	1,345	662	683
Other customer relationships	696	170	526	4,031	168	3,863
Present value of future profits	416	275	141	415	264	151
Other(1)	4,965	1,292	3,673	5,343	1,285	4,058

Total amortizing intangible assets	$15,566	$7,165	$8,401	$19,577	$6,892	$12,685
Indefinite-lived intangible assets	556	N/A	556	1,474	N/A	1,474
Mortgage servicing rights	6,228	N/A	6,228	5,657	N/A	5,657

Total intangible assets	$22,350	$7,165	$15,185	$26,708	$6,892	$19,816

(1)
Includes contract-related intangible assets.

N/A    Not Applicable.

        The changes in intangible assets during the nine months ended September 30, 2009 were as follows:

In millions of dollars	Net carrying amount at December 31, 2008	Acquisitions / Divestitures	Amortization	Impairments	FX and other(1)	Net carrying amount at September 30, 2009
Purchased credit card relationships	$3,930	$(72)	$(444)	$—	$40	$3,454
Core deposit intangibles	683	—	(86)	(3)	13	607
Other customer relationships(2)	3,863	(3,253)	(145)	—	61	526
Present value of future profits	151	—	(10)	—	—	141
Indefinite-lived intangible assets(2)	1,474	(967)	—	—	49	556
Other	4,058	(133)	(222)	(53)	23	3,673

	$14,159	$(4,425)	$(907)	$(56)	$186	$8,957

Mortgage servicing rights(3)	5,657					6,228

Total intangible assets	$19,816					$15,185

(1)
Includes the impact of FX translation and purchase accounting adjustments.

(2)
Decrease during the third quarter of 2009 is due to the reclassification of assets of the Nikko asset management business to Other Assets as described in Note 2 to the Consolidated Financial Statements.

(3)
See Note 15 to the Consolidated Financial Statements for the roll-forward of mortgage servicing rights.

12.    DEBT

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings as follows:

In millions of dollars	September 30, 2009	December 31, 2008
Commercial paper
Citigroup Funding Inc.	$9,983	$28,654
Other Citigroup subsidiaries	433	471

	$10,416	$29,125
Other short-term borrowings	54,315	97,566

Total short-term borrowings	$64,731	$126,691

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

        Citigroup Global Markets Holdings Inc. (CGMHI) has committed financing with unaffiliated banks. At September 30, 2009, CGMHI had drawn down the full $1.175 billion available under these facilities, of which $725 million is guaranteed by Citigroup. CGMHI has a bilateral facility totaling $400 million with an unaffiliated bank maturing prior to year end. It also has substantial borrowing agreements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

Long-Term Debt

In millions of dollars	September 30, 2009	December 31, 2008
Citigroup parent company	$214,981	$192,290
Other Citigroup subsidiaries(1)	97,965	109,306
Citigroup Global Markets Holdings Inc. (CGMHI)	15,403	20,623
Citigroup Funding Inc. (CFI)(2)	51,208	37,374

Total long term debt	$379,557	$359,593

(1)
At September 30, 2009 and December 31, 2008, collateralized advances from the Federal Home Loan Bank are $30.6 billion and $67.4 billion, respectively.

(2)
Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $521 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 (collectively, the "Safety First Trusts") at September 30, 2009 and $452 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5 and 2008-6 at December 31, 2008. CFI owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the Safety First Trust Securities and the Safety First Trusts' common securities. The Safety First Trusts' obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        CGMHI has a syndicated five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $3.0 billion, which was undrawn at September 30, 2009 and matures in 2011. CGMHI also has committed long-term financing facilities with unaffiliated banks. At September 30, 2009, CGMHI had drawn down the full $900 million available under these facilities, of which $150 million is guaranteed by Citigroup. Generally, a bank can terminate these facilities by giving CGMHI one-year prior notice.

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

        Long-term debt at September 30, 2009 and December 31, 2008 includes $34.5 billion and $24.1 billion, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware. The trusts exist for the exclusive purposes of (1) issuing trust securities representing undivided beneficial interests in the assets of the trust; (2) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (3) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve Board, Citigroup has the right to redeem these securities.

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

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at September 30, 2009:

						Junior subordinated debentures owned by trust
Trust securities with distributions guaranteed by Citigroup In millions of dollars, except share amounts	Issuance date	Securities issued	Liquidation value	Coupon rate	Common shares issued to parent	Amount(1)	Maturity	Redeemable by issuer beginning
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	35,885,898	897	7.125%	1,109,874	925	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	43,651,597	1,091	6.950%	1,350,050	1,125	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	33,874,813	847	6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	14,757,823	369	6.100%	456,428	380	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460	6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIV	June 2006	12,227,281	306	6.875%	40,000	307	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	25,210,733	630	6.500%	40,000	631	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	38,148,947	954	6.450%	20,000	954	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	28,047,927	701	6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	99,901	160	6.829%	50	160	June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	22,771,968	569	7.250%	20,000	570	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	17,709,814	443	7.875%	20,000	443	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	2,345,801	2,346	8.300%	500	2,346	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXIX	Nov. 2007	1,875,000	1,875	6.320%	10	1,875	Mar. 15, 2041	Mar. 15, 2013
Citigroup Capital XXX	Nov. 2007	1,875,000	1,875	6.455%	10	1,875	Sept. 15, 2041	Sept. 15, 2013
Citigroup Capital XXXI	Nov. 2007	1,875,000	1,875	6.700%	10	1,875	Mar. 15, 2042	Mar. 15, 2014
Citigroup Capital XXXII	Nov. 2007	1,875,000	1,875	6.935%	10	1,875	Sept. 15, 2042	Sept. 15, 2014
Citigroup Capital XXXIII	July 2009	27,059,000	27,059	8.000%	100	27,059	July 30, 2039	July 30, 2014
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$44,644			$44,770

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

During the third quarter of 2009, pursuant to the "Exchange Offers", Citigroup converted $5.8 billion liquidation value of trust preferred securities across Citigroup Capital III, Citigroup Capital VII, Citigroup Capital VIII, Citigroup Capital IX, Citigroup Capital X, Citigroup Capital XI, Citigroup Capital XIV, Citigroup Capital XV, Citigroup Capital XVI, Citigroup Capital XVII, Citigroup Capital XVIII, Citigroup Capital XIX, Citigroup Capital XX and Citigroup Capital XXI to common stock and issued $27.1 billion of Citigroup Capital XXXIII trust preferred securities to the USG in exchange for the Series G and I of preferred stock.

13.    PREFERRED STOCK

        The following table summarizes the Company's preferred stock outstanding at September 30, 2009, June 30, 2009, and December 31, 2008:

				Carrying value (in millions of dollars)
		Redemption price per depositary share / preference share
	Dividend rate		Number of depositary shares	September 30, 2009	June 30, 2009	December 31, 2008
Series A1(1)	7.000%	$50	137,600,000	$—	$6,880	$6,880
Series B1(1)	7.000%	50	60,000,000	—	3,000	3,000
Series C1(1)	7.000%	50	20,000,000	—	1,000	1,000
Series D1(1)	7.000%	50	15,000,000	—	750	750
Series E(2)	8.400%	1,000	6,000,000	121	6,000	6,000
Series F(3)	8.500%	25	81,600,000	71	2,040	2,040
Series G(4)	8.000%	1,000,000	7,059	—	3,529	—
Series H(5)	5.000%	1,000,000	25,000	—	23,835	23,727
Series I(6)	8.000%	1,000,000	20,000	—	19,513	19,513
Series J1(1)	7.000%	50	9,000,000	—	450	450
Series K1(1)	7.000%	50	8,000,000	—	400	400
Series L2(1)	7.000%	50	100,000	—	5	5
Series N1(1)	7.000%	50	300,000	—	15	15
Series T(7)	6.500%	50	63,373,000	23	3,169	3,169
Series AA(8)	8.125%	25	148,600,000	97	3,715	3,715

				$312	$74,301	$70,664

(1)
Issued on January 23, 2008 as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of Non-Cumulative Convertible Preferred Stock. Redeemable in whole or in part on or after February 15, 2015. Under the terms of pre-existing conversion price reset agreements with holders of Series A, B, C, D, J, K, L1 and N (the "Old Preferred Stock"), on February 17, 2009, Citigroup exchanged shares of new preferred stock (the "New Preferred Stock") for an equal number of shares of Old Preferred Stock. The terms and conditions of the New Preferred Stock were identical in all material respects to the terms and conditions of the Old Preferred Stock, except that the Conversion Price and Conversion Rate of the New Preferred Stock were reset to $26.3517 and 1,897.4108, respectively. All shares of the Old Preferred Stock were canceled. The dividend of $0.88 per depositary share was payable quarterly when, as and if declared by the Company's Board of Directors. Redemption was subject to a capital replacement covenant.

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

(4)
Issued on January 15, 2009 as shares of Cumulative Preferred Stock to the U.S. Treasury and the FDIC as consideration for guaranteeing approximately $300.8 billion of assets. Redeemable in whole or in part subject to approval of the investor and compliance with certain conditions. The dividend of $20,000 per preferred share was payable quarterly when, as and if declared by the Company's Board of Directors.

(5)
Issued on October 28, 2008 as shares of Cumulative Preferred Stock to the U.S. Treasury under the Troubled Asset Relief Program (TARP). Redeemable in whole or in part subject to approval of the investor and compliance with certain conditions. Dividends were payable quarterly for the first five years until February 15, 2013 at $12,500 per preferred share and thereafter at $22,500 per preferred share when, as and if declared by the Company's Board of Directors.

(6)
Issued on December 31, 2008 as shares of Cumulative Preferred Stock to the U.S. Treasury under TARP. Redeemable in whole or in part subject to approval of the investor and compliance with certain conditions. The dividend of $20,000 per preferred share was payable quarterly when, as and if declared by the Company's Board of Directors.

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

Exchange Offers

        During the third quarter of 2009, Citigroup closed its exchange offers with the private and public holders of preferred stock. The UST matched $25 billion of these exchange offers. In total, approximately $74 billion in preferred stock was exchanged for common stock and converted into TRuPs as a result of the completion of the exchange offers.

 14.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Changes in each component of Accumulated Other Comprehensive Income (Loss) (AOCI) for the first three quarters of 2009 were as follows:

In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2008	$(9,647)	$(7,744)	$(5,189)	$(2,615)	$(25,195)
Cumulative effect of accounting change (ASC 320-10-65- 1/FSP FAS 115-2)	(413)	—	—	—	(413)

Balance, January 1, 2009	$(10,060)	$(7,744)	$(5,189)	$(2,615)	$(25,608)
Decrease (increase) in net unrealized gains (losses) on investment securities, net of taxes(1)(3)	31	—	—	—	31
Less: Reclassification adjustment for gains included in net income, net of taxes	(11)	—	—	—	(11)
FX translation adjustment, net of taxes(2)	—	(2,974)	—	—	(2,974)
Cash flow hedges, net of taxes(3)	—	—	1,483	—	1,483
Pension liability adjustment, net of taxes	—	—	—	66	66

Change	$20	$(2,974)	$1,483	$66	$(1,405)

Citigroup Stockholders AOCI balance, March 31, 2009	$(10,040)	$(10,718)	$(3,706)	$(2,549)	$(27,013)

Decrease (increase) in net unrealized gains (losses) on investment securities, net of taxes(1)(3)	2,890	—	—	—	2,890
Less: Reclassification adjustment for gains included in net income, net of taxes	95	—	—	—	95
FX translation adjustment, net of taxes(4)	—	2,406	—	—	2,406
Cash flow hedges, net of taxes(3)	—	—	41	—	41
Pension liability adjustment, net of taxes	—	—	—	(62)	(62)

Change	$2,985	$2,406	$41	$(62)	$5,370

Citigroup Stockholders AOCI balance, June 30, 2009	$(7,055)	$(8,312)	$(3,665)	$(2,611)	$(21,643)

Decrease (increase) in net unrealized gains (losses) on investment securities, net of taxes(1)(3)	2,968	—	—	—	2,968
Less: Reclassification adjustment for gains included in net income, net of taxes	(155)	—	—	—	(155)
FX translation adjustment, net of taxes(5)	—	1,699	—	—	1,699
Cash flow hedges, net of taxes(3)	—	—	(512)	—	(512)
Pension liability adjustment, net of taxes	—	—	—	(8)	(8)

Change	$2,813	$1,699	$(512)	$(8)	$3,992

Citigroup Stockholders AOCI balance, September 30, 2009	$(4,242)	$(6,613)	$(4,177)	$(2,619)	$(17,651)

(1)
Primarily related to AFS Prime MBS, municipal and other debt securities.

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

(5)
Reflects among other items, the movements in the Japanese Yen, Korean Won, Brazilian Real, Australian Dollar, Polish Zloty, Canadian Dollar, Euro, British Pound and the Mexican Peso against the U.S. dollar, and changes in related tax effects.

 15.    SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Overview

        Citigroup and its subsidiaries are involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs). See Note 1 to the Consolidated Financial Statements for a discussion of impending accounting changes to the accounting for transfers and servicing of financial assets and Consolidation of Variable Interest Entities, including the elimination of qualifying SPEs

Uses of SPEs

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

        SPEs may be Qualifying SPEs (QSPEs) or Variable Interest Entities (VIEs) or neither.

Qualifying SPEs

        QSPEs are a special class of SPEs that have significant limitations on the types of assets and derivative instruments they may own or enter into and the types and extent of activities and decision-making they may engage in. Generally, QSPEs are passive entities designed to purchase assets and pass through the cash flows from those assets to the investors in the QSPE. QSPEs may not actively manage their assets through discretionary sales and are generally limited to making decisions inherent in servicing activities and issuance of liabilities. QSPEs are generally exempt from consolidation by the transferor of assets to the QSPE and any investor or counterparty.

Variable Interest Entities

        VIEs are entities defined as entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights, right to receive the expected residual returns of the entity and obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity. The variable interest holder, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both, is deemed to be the primary beneficiary and must consolidate the VIE. Consolidation of a VIE is determined based primarily on variability generated in scenarios that are considered most likely to occur, rather than based on scenarios that are considered more remote. Certain variable interests may absorb significant amounts of losses or residual returns contractually, but if those scenarios are considered very unlikely to occur, they may not lead to consolidation of the VIE.

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

        In various other transactions, the Company may act as a derivative counterparty (for example, interest rate swap, cross-currency swap, or purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE); may act as underwriter or placement agent; may provide administrative, trustee, or other services; or may make a market in debt securities or other instruments issued by VIEs. The Company generally considers such involvement, by itself, "not significant".

        Citigroup's involvement with QSPEs and Consolidated and Unconsolidated VIEs with which the Company holds significant variable interests as of September 30, 2009 and December 31, 2008 is presented below:

As of September 30, 2009
					Maximum exposure to loss in significant unconsolidated VIEs(1)
					Funded exposures(2)		Unfunded exposures(3)
	Total involvement with SPE assets
In millions of dollars		QSPE assets	Consolidated VIE assets	Significant unconsolidated VIE assets(4)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives
Citicorp
Credit card securitizations	$78,346	$78,346	$—	$—	$—	$—	$—	$—
Citi-administered asset-backed commercial paper conduits (ABCP)	24,733	—	—	24,733	109	—	24,250	374
Third-party commercial paper conduits	4,114	—	—	4,114	—	—	353	—
Collateralized debt obligations (CDOs)	3,477	—	—	3,477	15	—	—	—
Collateralized loan obligations (CLOs)	3,991	—	—	3,991	44	—	—	—
Mortgage loan securitization	82,916	82,916	—	—	—	—	—	—
Asset-based financing	19,763	—	1,426	18,337	3,965	44	649	491
Municipal securities tender option bond trusts (TOBs)	19,754	710	9,781	9,263	—	—	6,079	689
Municipal investments	577	—	—	577	—	40	17	—
Client intermediation	7,525	—	2,948	4,577	1,225	12	—	—
Investment funds	108	—	38	70	13	—	—	2
Trust preferred securities	34,531	—	—	34,531	—	128	—	—
Other	7,643	1,809	1,782	4,052	258	—	10	—

Total	$287,478	$163,781	$15,975	$107,722	$5,629	$224	$31,358	$1,556

Citi Holdings
Credit card securitizations	$41,315	$41,315	$—	$—	$—	$—	$—	$—
Mortgage securitizations	513,004	513,004	—	—	—	—	—	—
Student loan securitizations	14,691	14,691	—	—	—	—	—	—
Citi-administered asset-backed commercial paper conduits (ABCP)	15,106	—	153	14,953	—	—	14,935	18
Third-party commercial paper conduits	7,770	—	—	7,770	298	—	252	—
Collateralized debt obligations (CDOs)	21,148	—	8,491	12,657	962	—	—	463
Collateralized loan obligations (CLOs)	9,896	—	72	9,824	1,543	—	32	247
Asset-based financing	53,381	—	430	52,951	16,166	75	1,697	—
Municipal securities tender option bond trusts (TOBs)	2,336	—	2,336	—	—	—	—	—
Municipal investments	16,294	—	879	15,415	—	2,012	529	—
Client intermediation	671	—	226	445	43	—	—	353
Investment funds	10,042	—	1,283	8,759	— —	247	169	—
Other	3,427	694	1,866	867	203	125	224	—

Total	$709,081	$569,704	$15,736	$123,641	$19,215	$2,459	$17,838	$1,081

Total Citigroup	$996,559	$733,485	$31,711	$231,363	$24,844	$2,683	$49,196	$2,637

(1)
The definition of maximum exposure to loss is included in the text that follows.

(2)
Included in Citigroup's September 30, 2009 Consolidated Balance Sheet.

(3)
Not included in Citigroup's September 30, 2009 Consolidated Balance Sheet.

(4)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

As of September 30, 2009 (continued)	As of December 31, 2008(1) In millions of dollars
Total maximum exposure to loss in significant unconsolidated VIEs (continued)(3)	Total involvement with SPEs	QSPE assets	Consolidated VIE assets	Significant unconsolidated VIE assets(2)	Maximum exposure to loss in significant unconsolidated VIE assets(3)
$—	$78,254	$78,254	$—	$—	$—
24,733	36,108	—	—	36,108	36,108
353	10,589	—	—	10,589	579
15	4,042	—	—	4,042	12
44	3,343	—	—	3,343	2
—	84,953	84,953	—	—	—
5,149	16,930	—	1,629	15,301	4,556
6,768	27,047	5,964	12,135	8,948	7,884
57	593	—	—	593	35
1,237	8,332	—	3,480	4,852	1,476
15	71	—	45	26	31
128	23,899	—	—	23,899	162
268	10,394	3,737	2,419	4,238	370

$38,767	$304,555	$172,908	$19,708	$111,939	$51,215

$—	$45,613	$45,613	$—	$—	$—
—	586,410	586,407	3	—	—
—	15,650	15,650	—	—	—
14,953	23,527	—	—	23,527	23,527
550	10,166	—	—	10,166	820
1,425	26,018	—	11,466	14,552	1,461
1,822	19,610	—	122	19,488	1,680
17,938	85,224	—	2,218	83,006	23,676
—	3,024	540	2,484	—	—
2,541	16,545	—	866	15,679	2,915
396	1,132	—	331	801	61
416	10,330	—	2,084	8,246	158
552	9,472	1,014	4,306	4,152	892

$40,593	$852,721	$649,224	$23,880	$179,617	$55,190

$79,360	$1,157,276	$822,132	$43,588	$291,556	$106,405

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

        The maximum funded exposure represents the balance sheet carrying amount of the Company's investment in the VIE. It reflects the initial amount of cash invested in the VIE plus any accrued interest and is adjusted for any impairments in value recognized in earnings and any cash principal payments received. The maximum exposure of unfunded positions represents the remaining undrawn committed amount, including liquidity and credit facilities provided by the Company, or the notional amount of a derivative instrument considered to be a variable interest, adjusted for any declines in fair value recognized in earnings. In certain transactions, the Company has entered into derivative instruments or other arrangements that are not considered variable interests in the VIE (e.g., interest rate swaps, cross-currency swaps, or where the Company is the purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE). Receivables under such arrangements are not included in the maximum exposure amounts.

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments

        The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the SPE table as of September 30, 2009:

In billions of dollars	Liquidity Facilities	Loan Commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$22,456	$1,794
Third-party commercial paper conduits	353	—
Asset-based financing	—	649
Municipal securities tender option bond trusts (TOBs)	6,079	—
Municipal investments	—	17
Other	10	—

Total Citicorp	$28,898	$2,460

Citi Holdings
Citi-administered asset-backed commercial paper conduits (ABCP)	$13,329	$1,606
Third-party commercial paper conduits	252	—
Collateralized loan obligations (CLOs)	32	—
Asset-based financing	—	1,697
Municipal investments	—	529
Investment Funds	—	169
Other	—	224

Total Citi Holdings	$13,613	$4,225

Total Citigroup funding commitments	$42,511	$6,685

Citicorp's Consolidated VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

In billions of dollars	September 30, 2009	December 31, 2008
Cash	$0.0	$0.7
Trading account assets	3.5	4.3
Investments	10.2	12.5
Loans	0.3	0.5
Other assets	2.0	1.7

Total assets of consolidated VIEs	$16.0	$19.7

        The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs:

In billions of dollars	September 30, 2009	December 31, 2008
Short-term borrowings	$9.4	$14.2
Long-term debt	5.6	5.6
Other liabilities	0.2	0.9

Total liabilities of consolidated VIEs	$15.2	$20.7

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

Citi Holdings' Consolidated VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

In billions of dollars	September 30, 2009	December 31, 2008
Cash	$0.5	$1.2
Trading account assets	10.9	16.6
Investments	3.1	3.3
Loans	0.6	2.1
Other assets	0.6	0.7

Total assets of consolidated VIEs	$15.7	$23.9

        The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs:

In billions of dollars	September 30, 2009	December 31, 2008
Trading account liabilities	$0.2	$0.5
Short-term borrowings	3.0	2.8
Long-term debt	0.5	1.2
Other liabilities	1.2	2.1

Total liabilities of consolidated VIEs	$4.9	$6.6

Citicorp's Significant Interests in Unconsolidated VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classification of significant interests in unconsolidated VIEs:

In billions of dollars	September 30, 2009	December 31, 2008
Trading account assets	$3.4	$1.9
Investments	0.8	0.2
Loans	2.4	3.5
Other assets	0.6	0.4

Total assets of significant interest in unconsolidated VIEs	$7.2	$6.0

In billions of dollars	September 30, 2009	December 31, 2008
Long-term debt	$0.5	$0.4

Total liabilities of significant interest in unconsolidated VIEs	$0.5	$0.4

Citi Holdings' Significant Interests in Unconsolidated VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classification of significant interests in unconsolidated VIEs:

In billions of dollars	September 30, 2009	December 31, 2008
Trading account assets	$2.8	$4.4
Investments	8.8	8.2
Loans	12.6	12.4
Other assets	0.1	2.6

Total assets of significant interest in unconsolidated VIEs	$24.3	$27.6

In billions of dollars	September 30, 2009	December 31, 2008
Trading account liabilities	$0.0	$0.2
Other liabilities	0.3	0.6

Total liabilities of significant interest in unconsolidated VIEs	$0.3	$0.8

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

        The following table reflects amounts related to the Company's securitized credit card receivables at September 30, 2009 and December 31, 2008:

	Citicorp		Citi Holdings
In billions of dollars	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Principal amount of credit card receivables in trusts	$78.3	$78.3	$41.3	$45.7

Ownership interests in principal amount of trust credit card receivables:
Sold to investors via trust-issued securities	65.5	68.2	26.5	30.0
Retained by Citigroup as trust-issued securities	5.1	1.2	9.5	5.4
Retained by Citigroup via non-certificated interests recorded as consumer loans	7.7	8.9	5.3	10.3

Total ownership interests in principal amount of trust credit card receivables	$78.3	$78.3	$41.3	$45.7

Other amounts recorded on the balance sheet related to interests retained in the trusts:
Other retained interests in securitized assets	$1.3	$1.2	$1.6	$2.0
Residual interest in securitized assets(1)	0.3	0.3	1.0	1.4
Amounts payable to trusts	1.1	1.0	0.7	0.7

(1)
September 30, 2009 balances include net unbilled interest of $0.3 billion for Citicorp and $0.4 billion for Citi Holdings. December 31, 2008 balances included net unbilled interest of $0.3B for Citicorp and $0.3B for Citi Holdings.

Credit Card Securitizations—Citicorp

        In the third quarter of 2009 and 2008, the Company recorded net gains (losses) from securitization of Citicorp's credit card receivables of $102 million and ($682) million, and $253 million and ($828) million for the nine months ended September 30, 2009 and 2008, respectively. Net gains (losses) reflect the following:

  •
  incremental gains (losses) from new securitizations;

  •
  the reversal of the allowance for loan losses associated with receivables sold;

  •
  net gains on replenishments of the trust assets offset by other-than-temporary impairments; and

  •
  changes in fair value for the portion of the residual interest classified as trading assets.

        The following tables summarize selected cash flow information related to Citicorp's credit card securitizations for the three and nine months ended September 30, 2009 and 2008:

	Three months ended
In billions of dollars	September 30, 2009	September 30, 2008
Proceeds from new securitizations	$1.0	$0.8
Proceeds from collections reinvested in new receivables	38.5	42.4
Contractual servicing fees received	0.3	0.3
Cash flows received on retained interests and other net cash flows	0.7	1.0

	Nine months ended
In billions of dollars	September 30, 2009	September 30, 2008
Proceeds from new securitizations	$11.7	$10.0
Proceeds from collections reinvested in new receivables	110.0	129.1
Contractual servicing fees received	1.0	1.0
Cash flows received on retained interests and other net cash flows	2.3	3.1

        As of September 30, 2009 and December 31, 2008, the residual interest in securitized credit card receivables was valued at $0 for Citicorp. As such, key assumptions used in measuring the fair value of the residual interest are not provided for the three months ended September 30, 2009 or as of September 30, 2009. Key assumptions used in measuring the fair value of the residual interests at the date of sale or securitization of Citicorp's credit card receivables for the three months ended September 30 are as follows:

	September 30, 2009	September 30, 2008
Discount rate	NA	14.5% to 17.4%
Constant prepayment rate	NA	5.9% to 20.0%
Anticipated net credit losses	NA	5.8% to 6.2%

        At September 30, 2009, the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

In millions of dollars	Residual interest	Retained certificates	Other retained interests
Carrying value of retained interests	$—	$5,186	$1,547

Discount rates
Adverse change of 10%	$—	$(6)	$(1)
Adverse change of 20%	—	(12)	(2)
Constant prepayment rate
Adverse change of 10%	$—	$—	$—
Adverse change of 20%	—	—	—
Anticipated net credit losses
Adverse change of 10%	$—	$—	$(31)
Adverse change of 20%	—	—	(62)

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

In millions of dollars, except loans in billions	September 30, 2009	December 31, 2008
Loan amounts, at period end
On balance sheet	$44.3	$45.5
Securitized amounts	70.8	69.5

Total managed loans	$115.1	$115.0

Delinquencies, at period end
On balance sheet	$1,160	$1,126
Securitized amounts	1,730	1,543

Total managed delinquencies	$2,890	$2,669

Credit losses, net of recoveries, for the three months ended September 30,	2009	2008
On balance sheet	$1,047	$779
Securitized amounts	1,876	1,123

Total managed	$2,923	$1,902

Credit losses, net of recoveries, for the nine months ended September 30,	2009	2008
On balance sheet	$2,862	$2,117
Securitized amounts	5,205	3,046

Total managed	$8,067	$5,163

Credit Card Securitizations—Citi Holdings

        In the third quarter of 2009 and 2008, the Company recorded net gains (losses) from securitization of Citi Holding's credit card receivables of ($105) million and ($762) million, and ($781) million and ($570) million for the nine months ended September 30, 2009 and 2008, respectively.

        The following tables summarize selected cash flow information related to Citi Holding's credit card securitizations for the three and nine months ended September 30, 2009 and 2008:

	Three months ended
In billions of dollars	September 30, 2009	September 30, 2008
Proceeds from new securitizations	$4.3	$2.5
Proceeds from collections reinvested in new receivables	11.1	13.9
Contractual servicing fees received	0.2	0.2
Cash flows received on retained interests and other net cash flows	0.7	0.8

	Nine months ended
In billions of dollars	September 30, 2009	September 30, 2008
Proceeds from new securitizations	$23.0	$13.3
Proceeds from collections reinvested in new receivables	36.9	40.3
Contractual servicing fees received	0.5	0.5
Cash flows received on retained interests and other net cash flows	1.9	2.6

        Key assumptions used in measuring the fair value of the residual interest at the date of sale or securitization of Citi Holding's credit card receivables for the three months ended September 30, 2009 and 2008, respectively, are as follows:

	September 30, 2009	September 30, 2008
Discount rate	19.7%	17.9% to 20.9%
Constant prepayment rate	6.0% to 10.7%	6.4% to 12.4%
Anticipated net credit losses	13.1% to 13.2%	6.8% to 8.3%

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

        At September 30, 2009, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

September 30, 2009
Discount rate	19.7%
Constant prepayment rate	6.0% to 10.6%
Anticipated net credit losses	13.2%
Weighted average life	11.7 months

In millions of dollars	Residual interest	Retained certificates	Other retained interests
Carrying value of retained interests	$628	$9,398	$1,926

Discount rates
Adverse change of 10%	$(31)	$(14)	$(6)
Adverse change of 20%	(61)	(29)	(12)
Constant prepayment rate
Adverse change of 10%	$(33)	$—	$—
Adverse change of 20%	(63)	—	—
Anticipated net credit losses
Adverse change of 10%	$(353)	$—	$(41)
Adverse change of 20%	(628)	—	(83)

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

In millions of dollars, except loans in billions	September 30, 2009	December 31, 2008
Loan amounts, at period end
On balance sheet	$21.7	$30.1
Securitized amounts	36.5	36.3

Total managed loans	$58.2	$66.4

Delinquencies, at period end
On balance sheet	$885	$1,017
Securitized amounts	1,219	1,113

Total managed delinquencies	$2,104	$2,130

Credit losses, net of recoveries, for the three months ended September 30,	2009	2008
On balance sheet	$867	$646
Securitized amounts	1,137	812

Total managed	$2,004	$1,458

Credit losses, net of recoveries, for the nine months ended September 30,	2009	2008
On balance sheet	$2,640	$1,694
Securitized amounts	3,472	2,248

Total managed	$6,112	$3,942

Funding, Liquidity Facilities and Subordinated Interests

        Citigroup securitizes credit card receivables through three securitization trusts—Citibank Credit Card Master Trust ("Master Trust"), which is part of Citicorp and the Citibank OMNI Master Trust ("Omni Trust") and Broadway Credit Card Trust ("Broadway Trust"), which are part of Citi Holdings.

        Master Trust issues fixed and floating-rate term notes as well as commercial paper. Some of the term notes are issued to multi-seller commercial paper conduits. In the first half of 2009, the Master Trust has issued $4.3 billion of notes that are eligible for the Term Asset-Backed Securities Loan Facility (TALF) program, where investors can borrow from the Federal Reserve using the trust securities as collateral. The weighted average maturity of the term notes issued by the Master Trust was 3.7 years as of September 30, 2009 and 3.8 years as of December 31, 2008.

Master Trust liabilities:

In billions of dollars	September 30, 2009	December 31, 2008
Term notes issued to multi- seller CP conduits	$0.5	$1.0
Term notes issued to other third parties	53.0	56.2
Term notes retained by Citigroup affiliates	5.1	1.2
Commercial paper	12.0	11.0

Total Master Trust liabilities	$70.6	$69.4

        Both Omni and Broadway Trusts issue fixed and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The Omni Trust also issues commercial paper. From time to time, a portion of the Omni Trust commercial paper has been purchased by the Federal Reserve's Commercial Paper Funding Facility (CPFF). In addition, some of the multi-seller conduits that hold Omni Trust term notes have placed commercial paper with CPFF. The total amount of Omni Trust liabilities funded directly or indirectly through the CPFF was $5.2 billion at September 30, 2009 and $6.9 billion at December 31, 2008.

        In the third quarter of 2009, Omni Trust issued $3.7 billion of term notes that are eligible for the TALF program. The weighted average maturity of the third party term notes issued by the Omni Trust was 2.6 years as of September 30, 2009 and 0.5 years as of December 31, 2008. The weighted average maturity of the third party term notes issued by the Broadway Trust was 2.4 years as of September 30, 2009 and 3.3 years as of December 31, 2008.

Omni Trust liabilities:

In billions of dollars	September 30, 2009	December 31, 2008
Term notes issued to multi- seller CP conduits	$12.3	$17.8
Term notes issued to other third parties	8.3	2.3
Term notes retained by Citigroup affiliates	9.2	5.1
Commercial paper	4.4	8.5

Total Omni Trust liabilities	$34.2	$33.7

Broadway Trust liabilities:

In billions of dollars	September 30, 2009	December 31, 2008
Term notes issued to multi- seller CP conduits	$0.5	$0.4
Term notes issued to other third parties	1.0	1.0
Term notes retained by Citigroup affiliates	0.3	0.3

Total Broadway Trust liabilities	$1.8	$1.7

        Citibank (South Dakota), N.A. is the sole provider of full liquidity facilities to the commercial paper programs of the Master and Omni Trusts. Both of these facilities, which represent contractual obligations on the part of Citibank (South Dakota), N.A. to provide liquidity for the issued commercial paper, are made available on market terms to each of the trusts. The liquidity facilities require Citibank (South Dakota), N.A. to purchase the commercial paper issued by each trust at maturity, if the commercial paper does not roll over, as long as there are available credit enhancements outstanding, typically in the form of subordinated notes. The liquidity commitment related to the Omni Trust commercial paper programs, amounted to $4.4 billion at September 30, 2009 and $8.5 billion at December 31, 2008. The liquidity commitment related to the Master Trust commercial paper program amounted to $12 billion at September 30, 2009 and $11 billion at December 31, 2008. As of September 30, 2009 and December 31, 2008, none of the Master Trust or Omni Trust liquidity commitments were drawn.

        In addition, Citibank (South Dakota), N.A. provides liquidity to a third-party, non-consolidated multi-seller commercial paper conduit, which is not a VIE. The commercial paper conduit has acquired notes issued by the Omni Trust. Citibank (South Dakota), N.A. provides the liquidity facility on market terms. Citibank (South Dakota), N.A. will be required to act in its capacity as liquidity provider as long as there are available credit enhancements outstanding and if: (1) the conduit is unable to roll over its maturing commercial paper; or (2) Citibank (South Dakota), N.A. loses its A-1/P-1 credit rating. The liquidity commitment to the third-party conduit was $5.2 billion at September 30, 2009 and $4 billion at December 31, 2008. As of September 30, 2009 and December 31, 2008, none of this liquidity commitment was drawn.

        All three of Citigroup's primary credit card securitization trusts have had bonds placed on ratings watch with negative implications by rating agencies during the first, second and third quarters of 2009. As a result of the ratings watch status, certain actions were taken with respect to each of the trusts. In general, the actions subordinated certain senior interests in the trust assets that were retained by Citigroup, which effectively placed these interests below investor interests in terms of priority of payment. With respect to the Master Trust, in the first quarter of 2009, Citigroup subordinated a portion of its "seller's interest", which represents a senior interest in Trust receivables, thus making those cash flows available to pay investor coupon each month. In addition, during the second quarter of 2009, a subordinated note with a $3 billion principal amount was issued by the Master Trust and retained by Citibank (South Dakota), N.A., in order to provide additional credit support for the senior note classes. The note is classified as held-to-maturity investment securities as Citigroup has the intent and ability to hold the security until its maturity. With respect to the Omni Trust, in the second quarter of 2009, subordinated notes with a principal amount of $2 billion were issued by the Trust and retained by Citibank (South Dakota), N.A., in order to provide additional credit support for the senior note classes. The notes are classified as Trading account assets. These notes are in addition to a $265 million subordinated note issued by Omni Trust and retained by Citibank (South Dakota), N.A. in the fourth quarter of 2008 for the purpose of providing additional credit support for senior noteholders. With respect to the Broadway Trust, subordinated notes with a principal amount of $82 million were issued by the Trust and retained by Citibank, N.A., in order to provide additional credit support for the senior note classes. The notes are classified as Trading account assets.

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

Mortgage Securitizations—Citicorp

        The following tables summarize selected cash flow information related to mortgage securitizations for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009		Three months ended September 30, 2008
In billions of dollars	U.S. agency sponsoredp mortgages	Non-agency sponsored mortgages	Agency and non-agency sponsored mortgages
Proceeds from new securitizations	$3.5	$1.5	$0.7
Contractual servicing fees received	—	—	—
Cash flows received on retained interests and other net cash flows	—	—	—

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
In billions of dollars	U.S. agency sponsoredp mortgages	Non-agency sponsored mortgages	Agency and non-agency sponsored mortgages
Proceeds from new securitizations	$8.8	$3.2	$5.9
Contractual servicing fees received	—	—	—
Cash flows received on retained interests and other net cash flows	—	—	0.2

        Gains (losses) recognized on the securitization of agency sponsored mortgage activity during the third quarter of 2009 were $4 million. For the nine months ended September 30, 2009, gains (losses) recognized on the securitization of agency and non-agency sponsored mortgages were ($2) million and $21 million, respectively.

        Agency and non-agency securitization gains (losses) for the three and nine months ended September 30, 2008 were $1 and ($14) million, respectively.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30, 2009		Three months ended September 30, 2008
	U.S. agency sponsored mortgages	Non-agency sponsored mortgages	Agency and non-agency sponsored mortgages
Discount rate	2.6% to 43.3%	0.4% to 46.8%	4.6% to 53.8%
Constant prepayment rate	1.2% to 45.6%	4.0% to 31.3%	2.0% to 23.2%
Anticipated net credit losses	—	6.0% to 70.0%	25.0% to 80.0%

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

        At September 30, 2009, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

September 30, 2009
	U.S. agency sponsored mortgages	Non-agency sponsored mortgages
Discount rate	2.6% to 43.3%	0.4% to 46.8%
Constant prepayment rate	1.2% to 45.6%	4.0% to 31.3%
Anticipated net credit losses	NA	6.0% to 70.0%

In millions of dollars	U.S. agency sponsored mortgages	Non-agency sponsored mortgages
Carrying value of retained interests	$396	$655

Discount rates
Adverse change of 10%	$(8)	$(17)
Adverse change of 20%	(15)	(33)
Constant prepayment rate
Adverse change of 10%	$(2)	$(4)
Adverse change of 20%	(4)	(8)
Anticipated net credit losses
Adverse change of 10%	$—	$(32)
Adverse change of 20%	—	(58)

Mortgage Securitizations—Citi Holdings

        The following tables summarize selected cash flow information related to mortgage securitizations for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009		Three months ended September 30, 2008
In billions of dollars	U.S. agency sponsored mortgages	Non-agency sponsored mortgages	Agency and non-agency sponsored mortgages
Proceeds from new securitizations	$15.9	$—	$19.1
Contractual servicing fees received	0.3	—	0.4
Cash flows received on retained interests and other net cash flows	0.1	—	0.2

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
In billions of dollars	U.S. agency sponsored mortgages	Non-agency sponsored mortgages	Agency and non-agency sponsored mortgages
Proceeds from new securitizations	$61.0	$—	$65.5
Contractual servicing fees received	1.0	—	1.1
Cash flows received on retained interests and other net cash flows	0.3	0.1	0.6

        The Company did not recognize gains (losses) on the securitization of U.S. agency and non-agency sponsored mortgages in the third quarter of 2009, as well as the nine months ended September 30, 2009. There were gains (losses) from the securitization of agency and non-agency sponsored mortgages of ($81) million and ($4) million in the third quarter of 2008 and the nine months ended September 30, 2008, respectively.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30, 2009		Three months ended September 30,2008
	U.S. agency sponsored mortgages	Non-agency sponsored mortgages	Agency and non-agency sponsored mortgages
Discount rate	11.7% to 12.0%	NA	10.8% to 15.3%
Constant prepayment rate	3.7% to 4.2%	NA	4.7% to 8.0%
Anticipated net credit losses	—	NA	—

        The range in the key assumptions for the retained interests in Special Asset Pool is due to the different characteristics of the interests retained by the Company. The interests retained by Securities and Banking range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

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

        At September 30, 2009, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

	September 30, 2009
	U.S. agency sponsored mortgages	Non-agency sponsored mortgages
Discount rate	13.1%	0.4% to 41.3%
Constant prepayment rate	14.4%	4.0% to 33.6%
Anticipated net credit losses	0.1%	0.3% to 70.0%
Weighted average life	6.0 years	0.1 to 7.8 years

In millions of dollars	U.S. agency sponsored mortgages	Non-agency sponsored mortgages
Carrying value of retained interests	$6,037	$1,011

Discount rates
Adverse change of 10%	$(201)	$(41)
Adverse change of 20%	(388)	(79)
Constant prepayment rate
Adverse change of 10%	$(361)	$(51)
Adverse change of 20%	(693)	(96)
Anticipated net credit losses
Adverse change of 10%	$(19)	$(44)
Adverse change of 20%	(37)	(86)

Mortgage Servicing Rights

        The fair value of capitalized mortgage loan servicing rights (MSR) was $6.2 billion and $8.3 billion at September 30, 2009 and 2008, respectively. The MSRs correspond to principal loan balances of $577 billion and $648 billion as of September 30, 2009 and 2008, respectively. The following table summarizes the changes in capitalized MSRs for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
In millions of dollars	2009	2008
Balance, at June 30	$6,770	$8,934
Originations	267	297
Purchases	—	—
Changes in fair value of MSRs due to changes in inputs and assumptions	(490)	(595)
Transfer to Trading account assets	—	—
Other changes(1)	(319)	(290)

Balance, at September 30	$6,228	$8,346

	Nine Months Ended September 30,
In millions of dollars	2009	2008
Balance, beginning of period	$5,657	$8,380
Originations	893	1,066
Purchases	—	1
Changes in fair value of MSRs due to changes in inputs and assumptions	1,027	(90)
Transfer to Trading account assets	—	(163)
Other changes(1)	(1,349)	(848)

Balance, end of period	$6,228	$8,346

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

        The Company receives fees during the course of servicing previously securitized mortgages. The amount of these fees for the months ended September 30, 2009 and 2008 were as follows:

	Three months ended,		Nine months ended,
In millions of dollars	2009	2008	2009	2008
Servicing fees	$397	$429	$1,255	$1,261
Late fees	23	25	71	75
Ancillary fees	18	16	60	50

Total MSR fees	$438	$470	$1,386	$1,386

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

        The following tables summarize selected cash flow information related to student loan securitizations for the three and nine months ended September 30, 2009 and 2008:

Three months ended
In billions of dollars	September 30, 2009	September 30, 2008
Proceeds from new securitizations	$—	$—
Proceeds from collections reinvested in new receivables	—	—
Contractual servicing fees received	—	—
Cash flows received on retained interests and other net cash flows	—	—

	Nine months ended
In billions of dollars	September 30, 2009	September 30, 2008
Proceeds from new securitizations	$—	$2.0
Proceeds from collections reinvested in new receivables	—	—
Contractual servicing fees received	0.1	0.1
Cash flows received on retained interests and other net cash flows	0.1	0.1

        The Company did not recognize any gains or losses during the third quarters of 2009 and 2008. The company recognized a gain of $1 million during the 9 months ended September 30, 2008.

        Key assumptions used in measuring the fair value of the residual interest at the date of sale or securitization of Citi Holding's student loan receivables for the three months ended September 30, 2009 and 2008, respectively, are as follows:

	September 30, 2009	September 30, 2008
Discount rate	NA	11.1% to 14.1%
Constant prepayment rate	NA	1.1% to 9.9%
Anticipated net credit losses	NA	0.3% to 0.9%

        At September 30, 2009, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Retained interests
Discount rate	10.8% to 16.3%
Constant prepayment rate	0.2% to 5.2%
Anticipated net credit losses	0.3% to 0.7%
Weighted average life	4.1 to 10.4 years

In millions of dollars	Retained interests
Carrying value of retained interests	$1,045
Discount rates
Adverse change of 10%	$(29)
Adverse change of 20%	(55)
Constant prepayment rate
Adverse change of 10%	$(4)
Adverse change of 20%	(9)
Anticipated net credit losses
Adverse change of 10%	$(5)
Adverse change of 20%	(10)

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

In billions of dollars	September 30, 2009	December 31, 2008
Cash	$0.7	$0.3
Available-for-sale securities	0.1	0.1
Loans	21.8	7.5
Allowance for loan losses	(0.2)	(0.1)
Other	1.0	—

Total assets	$23.4	$7.8

Long-term debt	$17.2	$6.3
Other liabilities	3.9	0.3

Total liabilities	$21.1	$6.6

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

        Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 30-45 days. As of September 30, 2009 and December 31, 2008, the weighted average life of the commercial paper issued was approximately 47 and 37 days, respectively. In addition, the conduits have issued subordinate loss notes and equity with a notional amount of approximately $76 million and varying remaining tenors ranging from 10 month to 6 years.

        The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, there are generally two additional forms of credit enhancement that protect the commercial paper investors from defaulting assets. First, the subordinate loss notes issued by each conduit absorb any credit losses up to their full notional amount. It is expected that the subordinate loss notes issued by each unconsolidated conduit are sufficient to absorb a majority of the expected losses from each conduit, thereby making the single investor in the subordinate loss note the primary beneficiary. Second, each conduit has obtained a letter of credit from the Company, which is generally 8-10% of the conduit's assets. The letters of credit provided by the Company total approximately $3.7 billion and are included in the Company's maximum exposure to loss. The net result across all multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated in the following order:

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

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of September 30, 2009, the Company owned $109 million of the commercial paper issued by its administered conduits.

        The Company is required to quantitatively analyze the expected variability of the conduit to determine whether the Company is the primary beneficiary of the conduit. The Company performs this analysis on a quarterly basis. For conduits where the subordinate loss notes or third-party guarantees are sufficient to absorb a majority of the expected loss of the conduit, the Company does not consolidate. In circumstances where the subordinate loss notes or third-party guarantees are insufficient to absorb a majority of the expected loss, the Company consolidates the conduit as its primary beneficiary due to the additional credit enhancement provided by the Company. In conducting this analysis, the Company considers three primary sources of variability in the conduit: credit risk, interest-rate risk and fee variability.

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

        The fee variability and credit risk variability are then combined into a single distribution of the conduit's overall returns. This return distribution is updated and analyzed on at least a quarterly basis to ensure that the amount of the subordinate loss notes issued to third parties is sufficient to absorb greater than 50% of the total expected variability in the conduit's returns. The expected variability absorbed by the subordinate loss note investors is therefore measured to be greater than the expected variability absorbed by the Company through its liquidity arrangements and other fees earned, and the investors in commercial paper and medium-term notes. While the notional amounts of the subordinate loss notes are quantitatively small compared to the size of the conduits, this is reflective of the fact that most of the substantive risks of the conduits are absorbed by the enhancements provided by the sellers (customers) and other third parties that provide transaction-level credit enhancement. Because these risks and related enhancements are generally required to be excluded from the analysis, the remaining risks and expected variability are quantitatively small. The calculation of variability focuses primarily on expected variability, rather than the risks associated with extreme outcomes (for example, large levels of default) that are expected to occur very infrequently. So while the subordinate loss notes are sized appropriately compared to expected losses, they do not provide significant protection against extreme or unusual credit losses. Where such credit losses occur or become expected to occur, the Company would consolidate the conduit due to the additional credit enhancement provided by the Company.

Third-Party Commercial Paper Conduits

        The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. As of September 30, 2009, the notional amount of these facilities was approximately $903 million and $298 million was funded under these facilities.

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

Consolidation

        The Company has retained significant portions of the "super senior" positions issued by certain CDOs. These positions are referred to as "super senior" because they represent the most senior positions in the CDO and, at the time of structuring, were senior to tranches rated AAA by independent rating agencies. These positions include facilities structured in the form of short-term commercial paper, where the Company wrote put options ("liquidity puts") to certain CDOs. Under the terms of the liquidity puts, if the CDO was unable to issue commercial paper at a rate below a specified maximum (generally LIBOR + 35 bps to LIBOR + 40 bps), the Company was obligated to fund the senior tranche of the CDO at a specified interest rate. As of September 30, 2009, the Company had purchased all $25 billion of the commercial paper subject to these liquidity puts.

        Since inception of many CDO transactions, the subordinate tranches of the CDOs have diminished significantly in value and in rating. The declines in value of the subordinate tranches and in the super senior tranches indicate that the super senior tranches are now exposed to a significant portion of the expected losses of the CDOs, based on current market assumptions. The Company evaluates these transactions for consolidation when reconsideration events occur.

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

Cash Flows and Retained Interests—Citi Holdings

        The following tables summarize selected cash flow information related to CDO and CLO securitizations for the three and nine months ended September 30, 2009:

Three months ended September 30, 2009
In billions of dollars	CDOs	CLOs
Cash flows received on retained interests	—	—

Nine months ended September 30, 2009
In billions of dollars	CDOs	CLOs
Cash flows received on retained interests	—	—

        The key assumptions, used for the securitization of CDOs and CLOs during the three months ended September 30, 2009, in measuring the fair value of retained interests at the date of sale or securitization, are as follows:

	CDOs	CLOs
Discount rate	36.4% to 39.7%	5.7% to 6.3%

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$251	$709
Discount rates
Adverse change of 10%	$(24)	$(11)
Adverse change of 20%	(47)	(23)

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

        The primary types of Citicorp's asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at September 30, 2009 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars Type	Total assets	Maximum exposure
Commercial and other real estate	$0.6	$—
Hedge funds and equities	5.8	3.1
Airplanes, ships and other assets	11.9	2.1

Total	$18.3	$5.2

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

        The primary types of Citi Holdings' asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at September 30, 2009 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars Type	Total assets	Maximum exposure
Commercial and other real estate	$36.9	$7.0
Hedge funds and equities	2.2	0.8
Corporate loans	7.9	6.7
Airplanes, ships and other assets	6.0	3.4

Total	$53.0	$17.9

        The following table summarizes selected cash flow information related to asset-based financing for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,
In billions of dollars	2009	2008
Cash flows received on retained interests and other net cash flows	$0.4	$—

	Nine months ended September 30,
In billions of dollars	2009	2008
Cash flows received on retained interests and other net cash flows	$2.4	$—

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	Asset based financing
Carrying value of retained interests	$6,882
Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	(436)

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

  •
  Proprietary TOB trusts are generally consolidated, in which case the financing (the Floaters) is recognized on the Company's balance sheet as a liability. However, certain proprietary TOB trusts are not consolidated by the Company, where the Residuals are held by hedge funds that are consolidated and managed by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge funds (and, thus, are not consolidated by the Company) under the application of ASC 946, Financial Services—Investment Companies, which precludes consolidation of owned investments. The Company consolidates the hedge funds, because the Company holds controlling financial interests in the hedge funds. Certain of the Company's equity investments in the hedge funds are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge fund.

  •
  QSPE TOB trusts provide the Company with the same exposure as proprietary TOB trusts and are not consolidated by the Company.

        Credit rating distribution is based on the external rating of the municipal bonds within the TOB trusts, including any credit enhancement provided by monoline insurance companies or the Company in the primary or secondary markets, as discussed below. The total assets for proprietary TOB Trusts (consolidated and non-consolidated) includes $0.8 billion of assets where the Residuals are held by a hedge fund that is consolidated and managed by the Company.

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

        Approximately $2.2 billion of the municipal bonds owned by TOB trusts have an additional credit guarantee provided by the Company. In all other cases, the assets are either unenhanced or are insured with a monoline insurance provider in the primary market or in the secondary market. While the trusts have not encountered any adverse credit events as defined in the underlying trust agreements, certain monoline insurance companies have experienced downgrades. In these cases, the Company has proactively managed the TOB programs by applying additional secondary market insurance on the assets or proceeding with orderly unwinds of the trusts.

        The Company, in its capacity as remarketing agent, facilitates the sale of the Floaters to third parties at inception of the trust and facilitates the reset of the Floater coupon and tenders of Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing (in which case the trust is unwound) or may choose to buy the Floaters into its own inventory and may continue to try to sell it to a third-party investor. While the level of the Company's inventory of Floaters fluctuates, the Company held none of the Floater inventory related to the Customer, Proprietary and QSPE TOB programs as of September 30, 2009.

        If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bond is sold in the secondary market. If there is an accompanying shortfall in the trust's cash flows to fund the redemption of the Floaters after the sale of the underlying municipal bond, the trust draws on a liquidity agreement in an amount equal to the shortfall. Liquidity agreements are generally provided to the trust directly by the Company. For customer TOBs where the Residual is less than 25% of the trust's capital structure, the Company has a reimbursement agreement with the Residual holder under which the Residual holder reimburses the Company for any payment made under the liquidity arrangement. Through this reimbursement agreement, the Residual holder remains economically exposed to fluctuations in value of the municipal bond. These reimbursement agreements are actively margined based on changes in value of the underlying municipal bond to mitigate the Company's counterparty credit risk. In cases where a third party provides liquidity to a proprietary or QSPE TOB trust, a similar reimbursement arrangement is made whereby the Company (or a consolidated subsidiary of the Company) as Residual holder absorbs any losses incurred by the liquidity provider. As of September 30, 2009, liquidity agreements provided with respect to customer TOB trusts totaled $6.1 billion, offset by reimbursement agreements in place with a notional amount of $4.6 billion. The remaining exposure relates to TOB transactions where the Residual owned by the customer is at least 25% of the bond value at the inception of the transaction. In addition, the Company has provided liquidity arrangements with a notional amount of $0.2 billion to QSPE TOB trusts and other non-consolidated proprietary TOB trusts described above.

        The Company considers the customer and proprietary TOB trusts (excluding QSPE TOB trusts) to be VIEs. Because third-party investors hold the Residual and Floater interests in the customer TOB trusts, the Company's involvement and variable interests include only its role as remarketing agent and liquidity provider. On the basis of the variability absorbed by the customer through the reimbursement arrangement or significant residual investment, the Company does not consolidate the Customer TOB trusts. The Company's variable interests in the Proprietary TOB trusts include the Residual as well as the remarking and liquidity agreements with the trusts. On the basis of the variability absorbed through these contracts (primarily the Residual), the Company generally consolidates the Proprietary TOB trusts. Finally, certain proprietary TOB trusts and QSPE TOB trusts are not consolidated by application of specific accounting literature. For the nonconsolidated proprietary TOB trusts and QSPE TOB trusts, the Company recognizes only its residual investment on its balance sheet at fair value and the third-party financing raised by the trusts is off-balance sheet.

        The following table summarizes selected cash flow information related to Citicorp's municipal bond securitizations for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,
In billions of dollars	2009	2008
Proceeds from new securitizations	$0.1	$0.6
Cash flows received on retained interests and other net cash flows	$0.1	$0.1

	Nine months ended September 30,
In billions of dollars	2009	2008
Proceeds from new securitizations	$0.3	$1.1
Cash flows received on retained interests and other net cash flows	$0.7	$0.4

        The following table summarizes selected cash flow information related to Citi Holdings' municipal bond securitizations for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,
In billions of dollars	2009	2008
Proceeds from new securitizations	$—	$—
Cash flows received on retained interests and other net cash flows	$—	$—

	Nine months ended September 30,
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

        The Company's maximum risk of loss in these transactions is defined as the amount invested in notes issued by the SPE and the notional amount of any risk of loss absorbed by the Company through a separate instrument issued by the SPE. The derivative instrument held by the Company may generate a receivable from the SPE (for example, where the Company purchases credit protection from the SPE in connection with the SPE's issuance of a credit-linked note), which is collateralized by the assets owned by the SPE. These derivative instruments are not considered variable interests and any associated receivables are not included in the calculation of maximum exposure to the SPE.

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

        Because the sole asset of the trust is a receivable from the Company and the proceeds to the Company from the receivable exceed the Company's investment in the VIE's equity shares, the Company is not permitted to consolidate the trusts, even though the Company owns all of the voting equity shares of the trust, has fully guaranteed the trusts' obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its balance sheet as long-term liabilities.

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

        Derivatives may expose Citigroup to market, credit or liquidity risks in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative product is the exposure created by potential fluctuations in interest rates, foreign-exchange rates and other factors and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction where the value of any collateral held is not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management's assessment as to collectability. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in periods of high volatility and financial stress at a reasonable cost.

        The notional amounts of Citigroup's derivative instruments for both long and short derivative positions, representing the volume of derivative activity, as of September 30, 2009 are presented in the table below:

Notionals

	Hedging Instruments under ASC 815 (SFAS 133)(1)	Other Derivative Instruments
In millions of dollars at September 30, 2009		Trading Derivatives	Management Hedges(2)
Interest rate contracts
Swaps	$130,241	$14,903,492	$194,225
Futures and forwards	—	3,876,745	84,999
Written options	—	3,214,707	9,493
Purchased options	—	3,468,676	43,537

Total interest rate contract notionals	$130,241	$25,463,620	$332,254

Foreign exchange contracts
Swaps	$61,527	$867,475	$101,151
Futures and forwards	18,190	2,025,595	10,672
Written options	316	392,903	15,150
Purchased options	501	415,386	2,603

Total foreign exchange contract notionals	$80,534	$3,701,359	$129,576

Equity contracts
Swaps	$—	$81,620	$—
Futures and forwards	—	14,567	—
Written options	—	528,027	—
Purchased options	—	505,812	—

Total equity contract notionals	$—	$1,130,026	$—

Commodity and other contracts
Swaps	$—	$29,746	$—
Futures and forwards	—	101,574	—
Written options	—	39,066	—
Purchased options	—	40,662	—

Total commodity and other contract notionals	$—	$211,048	$—

Credit derivatives(3)
Citigroup as the Guarantor	$—	$1,315,106	$—
Citigroup as the Beneficiary	6,773	1,442,602	—

Total credit derivatives	$6,773	$2,757,708	$—

Total derivative notionals	$217,548	$33,263,761	$461,830

(1)
Derivatives in hedge accounting relationships are recorded in either Other assets/liabilities or Trading account assets/liabilities on the Consolidated Balance Sheet.

(2)
Management hedges represent derivative instruments used in certain economic hedging relationships that are identified for management purposes, but for which hedge accounting is not applied. These derivatives are recorded in Other assets/liabilities on the Consolidated Balance Sheet.

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

Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading account assets / liabilities(1)		Derivatives classified in Other assets / liabilities
In millions of dollars at September 30, 2009	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as hedges
Interest rate contracts	$2,860	$4,380	$5,551	$1,156
Foreign exchange contracts	134	1,246	3,942	2,826
Credit derivatives	—	—	—	110

Total derivative instruments designated as hedges	$2,994	$5,626	$9,493	$4,092

Other derivative instruments
Interest rate contracts	$523,370	$505,442	$3,062	$4,727
Foreign exchange contracts	88,944	89,225	1,233	1,240
Equity contracts	23,706	47,070	—	—
Commodity and other contracts	16,692	16,275	—	—
Credit derivatives(2)	112,227	100,575	—	—

Total other derivative instruments	$764,939	$758,587	$4,295	$5,967

Total derivatives	$767,933	$764,213	$13,788	$10,059
Cash collateral paid/received	54,169	43,471	510	5,720
Less: Netting agreements and market value adjustments	(753,432)	(745,132)	(4,713)	(4,713)

Net receivables/ payables	$68,670	$62,552	$9,585	$11,066

(1)
The trading derivatives fair values are presented in Note 9—Trading Assets and Liabilities.

(2)
The credit derivatives trading assets are comprised of $88,903 million related to protection purchased and $23,324 million related protection sold at September 30, 2009. The credit derivatives trading liabilities are comprised of $76,581 million related to protection sold and $23,994 related to protection purchased at September 30, 2009.

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

        As of September 30, 2009 the amount of payables in respect of cash collateral received that was netted with unrealized gains from derivatives was $36 billion, while the amount of receivables in respect of cash collateral paid that was netted with unrealized losses from derivatives was $46 billion.

        The amounts recognized in principal transactions in the Consolidated Statement of Income for the three and nine months ended September 30, 2009 related to derivatives not designated in a qualifying hedging relationship are shown in the table below. Citigroup has elected to present this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this better represents the way that these portfolios are risk managed.

In millions of dollars	Gains (losses) Three months ended September 30, 2009	Gains (losses) Nine months ended September 30, 2009
Fixed Income	$428	$5,359
Foreign exchange	445	2,157
Equity	(353)	550
Commodity and other products	162	990
Credit products	846	(3,500)

Total(1)	$1,528	$5,556

(1)
Balance excludes gains (losses) on derivatives designated within qualifying FAS 133 hedging relationships.

        The amounts recognized in other revenue in the Consolidated Statement of Income for the three and nine months ended September 30, 2009 related to derivatives not designated in a qualifying hedging relationship, and not recorded within Trading account assets or liabilities are shown below.

In millions of dollars	Gains (losses) Three months ended September 30, 2009	Gains (losses) Nine months ended September 30, 2009
Interest rate contracts	$(384)	$36
Foreign exchange contracts	(2,130)	(4,496)
Equity contracts	—	—
Commodity and other contracts	—	—
Credit derivatives	—	—

Total(1)	$(2,514)	$(4,460)

(1)
Non-designated derivatives are derivative instruments not designated in qualifying hedging relationships.

Accounting for Derivative Hedging

        Citigroup accounts for its hedging activities in accordance with ASC 815 (SFAS 133). As a general rule, hedge accounting is permitted for those situations where the Company is exposed to a particular risk, such as interest-rate or foreign-exchange risk, that causes changes in the fair value of an asset or liability, or variability in the expected future cash flows of an existing asset, liability or a forecasted transaction that may affect earnings.

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

        If certain hedging criteria specified in ASC 815 (SFAS 133) are met, including testing for hedge effectiveness, special hedge accounting may be applied. The hedge effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships. For fair value hedges, the changes in value of the hedging derivative, as well as the changes in value of the related hedged item due to the risk being hedged, are reflected in current earnings. For cash flow hedges and net investment hedges, the changes in value of the hedging derivative are reflected in Accumulated other comprehensive income (loss) in Citigroup's stockholders' equity, to the extent the hedge is effective. Hedge ineffectiveness, in either case, is reflected in current earnings.

        For asset/liability management hedging, the fixed-rate long-term debt may be recorded at amortized cost under current U.S. GAAP. However, by electing to use hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings. The related interest-rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, an economic hedge, which does not meet the hedging criteria, would involve only recording the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings. The debt would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts and other factors that cause the change in the swap's value and the underlying yield of the debt. This type of hedge is undertaken when hedge requirements cannot be achieved or management decides not to apply hedge accounting. Another alternative for the Company would be to elect to carry the debt at fair value. Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt would be reported in earnings. The related interest rate swap, with changes in fair value also reflected in earnings, provides a natural offset to the debt's fair value change. To the extent the two offsets would not be exactly equal, the difference would be reflected in current earnings. This type of economic hedge is undertaken when the Company prefers to follow this simpler method that achieves generally similar financial statement results to a fair-value hedge.

        Key aspects of achieving hedge accounting are documentation of hedging strategy and hedge effectiveness at the hedge inception and substantiating hedge effectiveness on an ongoing basis. A derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes changes in the value of the hedged item that are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value that, if excluded, are recognized in current earnings.

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

        The following table summarizes certain information related to the Company's fair value hedges for the three and nine months ended September 30, 2009:

	Three months ended September 30, 2009		Nine months ended September 30, 2009
In millions of dollars	Principal Transactions	Other Revenue	Principal Transactions	Other Revenue
Gain (loss) on designated and qualifying fair value hedges
Interest rate contracts	$(238)	$1,511	$727	$(4,375)
Foreign exchange contracts	(640)	323	663	645

Total gain (loss) on fair value designated and qualifying hedges	$(878)	$1,834	$1,390	$(3,730)

Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$293	$(1,516)	$(749)	$4,474
Foreign exchange hedges	717	(293)	(434)	(576)

Total gain (loss) on the hedged item in designated and qualifying fair value hedge	$1,010	$(1,809)	$(1,183)	$3,898

Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$182	$(106)	$313	$(21)
Foreign exchange hedges	14	60	22	92

Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$196	$(46)	$335	$71

Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$(127)	$101	$(335)	$120
Foreign exchange contracts	63	(30)	207	(23)

Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$(64)	$71	$(128)	$97

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

Hedging of foreign exchange risk

        Citigroup locks in the functional currency equivalent of cash flows of various balance sheet liability exposures, including short-term borrowings and long-term debt (and the forecasted issuances or rollover of such items) that are denominated in a currency other than the functional currency of the issuing entity. Depending on the risk-management objectives, these types of hedges are designated as either cash-flow hedges of only foreign exchange risk or cash-flow hedges of both foreign-exchange and interest rate risk, and the hedging instruments used are foreign-exchange forward contracts, cross-currency swaps and foreign-currency options. For some hedges, Citigroup matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis to eliminate hedge ineffectiveness. Citigroup does not exclude any terms from consideration when applying the matched terms method. To the extent all terms are not perfectly matched, any ineffectiveness is measured using the "hypothetical derivative method". Efforts are made to match up the terms of the hypothetical and actual derivatives used as closely as possible. As a result, the amount of hedge ineffectiveness is not significant even when the terms do not match perfectly.

Hedging total return

        Citigroup generally manages the risk associated with highly leveraged financing it has entered into by seeking to sell a majority of its exposures to the market prior to or shortly after funding. The portion of the highly leveraged financing that is retained by Citigroup is hedged with a total return swap.

        The hedge ineffectiveness on the cash flow hedges recognized in earnings totals $3 million for the three months ended September 30, 2009 and $12 million for the nine months ended September 30, 2009.

        The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges for the three and nine months ended September 30, 2009 is presented below:

In millions of dollars	Three months ended September 30, 2009	Nine months ended September 30, 2009
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$(291)	$279
Foreign exchange contracts	(312)	321
Credit derivatives	(404)	(46)

Total effective portion of cash flow hedges included in AOCI	$(1,007)	$554

Effective portion of cash flow hedges reclassified from AOCI to Earnings
Interest rate contracts(1)	$(431)	$(1,288)
Foreign exchange contracts(2)	(149)	(128)
Credit derivatives	—	—

Total effective portion of cash flow hedges reclassified from AOCI to Earnings	$(580)	$(1,416)

(1)
The amount reclassified from AOCI, related to interest rate cash flow hedges, to Other revenue and Principal transactions is ($404) million and ($27) million, respectively for the three months ended September 30, 2009, and ($1,166) million and ($122) million for the nine months ended September 30, 2009, respectively.

(2)
The amount reclassified from AOCI, related to foreign exchange cash flow hedges, to Other Revenue and Principal transactions is $(146) million and ($3) million, respectively, for the three months ended September 30, 2009, and $(121) million and ($7) million for the nine months ended September 30, 2009, respectively.

        For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income within 12 months of September 30, 2009 is approximately $2.1 billion.

        The impact of cash flow hedges on AOCI is also included within Note 14 to the Consolidated Financial Statements—Changes in Accumulated Comprehensive Income (Loss).

Net investment hedges

        ASC 815-20-25-58 (SFAS 133) allows hedging of the foreign-currency risk of a net investment in a foreign operation. Citigroup uses foreign-currency forwards, options and swaps and foreign-currency-denominated debt instruments to manage the foreign-exchange risk associated with Citigroup's equity investments in several non-U.S. dollar functional currency foreign subsidiaries. Citigroup records the change in the carrying amount of these investments in the Cumulative translation adjustment account within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in the Cumulative translation adjustment account and the ineffective portion, if any, is immediately recorded in earnings.

        For derivatives used in net investment hedges, Citigroup follows the forward-rate method. According to that method, all changes in fair value, including changes related to the forward-rate component of the foreign-currency forward contracts and the time-value of foreign-currency options, are recorded in the Cumulative translation adjustment account. For foreign-currency denominated debt instruments that are designated as hedges of net investments, the translation gain or loss that is recorded in the cumulative translation adjustment account is based on the spot exchange rate between the functional currency of the respective subsidiary and the U.S. dollar, which is the functional currency of Citigroup. To the extent the notional amount of the hedging instrument exactly matches the hedged net investment and the underlying exchange rate of the derivative hedging instrument relates to the exchange rate between the functional currency of the net investment and Citigroup's functional currency (or, in the case of a non-derivative debt instrument, such instrument is denominated in the functional currency of the net investment), no ineffectiveness is recorded in earnings.

        The following table summarizes certain information related to the Company's net investment hedges for the three and nine months ended September 30, 2009:

Net Investments Hedges(1) In millions of dollars	Three months ended September 30, 2009	Nine months ended September 30, 2009
Pretax gain (loss) included in FX translation adjustment with AOCI	$(1,232)	$(4,144)
Gain (loss) on hedge ineffectiveness on net investment hedges included in Other revenue	$—	$4

(1)
No amount, related to the effective portion of net investment hedges, was reclassed from AOCI to earnings for the three and nine months ended September 30, 2009. Additionally, no amount was excluded from the assessment of the effectiveness of the net investment hedges during the three and nine months ended September 30, 2009.

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

        A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return which will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of September 30, 2009 and December 31,

2008, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

        The following tables summarize the key characteristics of the Company's credit derivative portfolio as protection seller (guarantor) as of September 30, 2009 and December 31, 2008:

In millions of dollars as of September 30, 2009	Maximum potential amount of future payments	Fair value payable(1)
By industry/counterparty
Bank	$860,437	$46,071
Broker-dealer	301,216	17,661
Monoline	—	—
Non-financial	2,127	96
Insurance and other financial institutions	151,326	12,753

Total by industry/counterparty	$1,315,106	$76,581

By instrument:
Credit default swaps and options	$1,314,282	$76,383
Total return swaps	824	198

Total by instrument	$1,315,106	$76,581

By rating:
Investment grade	$759,845	23,362
Non-investment grade	422,865	33,231
Not rated	132,396	19,988

Total by rating	$1,315,106	$76,581

(1)
In addition, fair value amounts receivable under credit derivatives sold were $23,324 million.

In millions of dollars as of December 31, 2008	Maximum potential amount of future payments	Fair value payable(1)
By industry/counterparty
Bank	$943,949	$118,428
Broker-dealer	365,664	55,458
Monoline	139	91
Non-financial	7,540	2,556
Insurance and other financial institutions	125,988	21,700

Total by industry/counterparty	$1,443,280	$198,233

By instrument:
Credit default swaps and options	$1,441,375	$197,981
Total return swaps	1,905	252

Total by instrument	$1,443,280	$198,233

By rating:
Investment grade	$851,426	$83,672
Non-investment grade	410,483	87,508
Not rated	181,371	27,053

Total by rating	$1,443,280	$198,233

(1)
In addition, fair value amounts receivable under credit derivatives sold were $5,890 million.

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

Credit-Risk-Related Contingent Features in Derivatives

        Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2009 is $21 billion. The Company has posted $13 billion as collateral for this exposure in the normal course of business as of September 30, 2009. Each downgrade would trigger additional collateral requirements for the Company and its affiliates. However, in the event that each legal entity was downgraded to below investment grade credit rating as of September 30, 2009, the Company would be required to post additional collateral of up to $5 billion.

17.    FAIR-VALUE MEASUREMENT

        Effective January 1, 2007, the Company adopted ASC 820-10 (SFAS 157). ASC 820-10 (SFAS 157) defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair-value measurements. Among other things, the standard requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, it precludes the use of block discounts when measuring the fair value of instruments traded in an active market; such discounts were previously applied to large holdings of publicly traded equity securities. It also requires recognition of trade-date gains related to certain derivative transactions whose fair value has been determined using unobservable market inputs. This guidance supersedes the guidance in Emerging Issues Task Force Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF Issue 02-3), which prohibited the recognition of trade-date gains for such derivative transactions when determining the fair value of instruments not traded in an active market.

        As a result of the adoption of the standard, the Company made some amendments to the techniques used in measuring the fair value of derivative and other positions. These amendments change the way that the probability of default of a counterparty is factored into the valuation of derivative positions, include for the first time the impact of Citigroup's own credit risk on derivatives and other liabilities measured at fair value, and also eliminate the portfolio servicing adjustment that is no longer necessary.

Fair-Value Hierarchy

        ASC 820-10 (SFAS 157) also specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

Determination of Fair Value

        For assets and liabilities carried at fair value, the Company measures such value using the procedures set out below, irrespective of whether these assets and liabilities are carried at fair value as a result of an election whether they were previously carried at fair value.

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

        The valuation as of September 30, 2009 assumes a cumulative decline in U.S. housing prices from peak to trough of 30.5%. This rate assumes declines of 10% in 2009 and flat in 2010, respectively, the remainder of the 30.5% decline having already occurred before the end of 2008.

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

        Bilateral or "own" credit-risk adjustments are applied to reflect the Company's own credit risk when valuing derivatives and liabilities measured at fair value. Counterparty and own credit adjustments consider the expected future cash flows between Citi and its counterparties under the terms of the instrument and the effect of credit risk on the valuation of those cash flows, rather than a point-in-time assessment of the current recognized net asset or liability. Furthermore, the credit-risk adjustments take into account the effect of credit-risk mitigants, such as pledged collateral and any legal right of offset (to the extent such offset exists) with a counterparty through arrangements such as netting agreements.

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

        Citigroup acted in the capacity of primary dealer for approximately $72 billion of ARS and continued to purchase residual unsold inventory in support of the auction mechanism until mid-February 2008. After this date, liquidity in the ARS market deteriorated significantly, auctions failed due to a lack of bids from third-party investors, and Citigroup ceased to purchase unsold inventory. Following a number of ARS refinancings, at September 30, 2009, Citigroup continued to act in the capacity of primary dealer for approximately $31.5 billion of outstanding ARS.

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

        During the first quarter of 2008, ARS for which the auctions failed and where no secondary market has developed were moved to Level 3, as the assets were subject to valuation using significant unobservable inputs. The majority of ARS continue to be classified in Level 3.

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

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008. The Company often hedges positions that have been classified in the Level 3 category with financial instruments that have been classified as Level 1 or Level 2. In addition, the Company also hedges items classified in the Level 3 category with instruments classified in Level 3 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

In millions of dollars at September 30, 2009	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$114,841	$—	$114,841	$(26,955)	$87,886
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	—	$22,387	$1,162	$23,549	$—	$23,549
Prime	—	719	458	1,177	—	1,177
Alt-A	—	743	562	1,305	—	1,305
Subprime	—	880	9,758	10,638	—	10,638
Non-U.S. residential	—	1,633	290	1,923	—	1,923
Commercial	—	1,244	2,731	3,975	—	3,975

Total trading mortgage-backed securities	$—	$27,606	$14,961	$42,567	$—	$42,567

U.S. Treasury and federal agencies securities
U.S. Treasury	$20,527	$276	$—	$20,803	$—	$20,803
Agency obligations	—	3,854	79	3,933	—	3,933

Total U.S. Treasury and federal agencies securities	$20,527	$4,130	$79	$24,736	$—	$24,736

Other trading securities
State and municipal	$—	$6,744	$452	$7,196	—	$7,196
Foreign government	48,200	17,781	444	66,425	—	66,425
Corporate	—	38,856	8,629	47,485	—	47,485
Equity securities	34,989	10,319	1,155	46,463	—	46,463
Other debt securities	—	20,789	16,366	37,155	—	37,155

Total trading securities	$103,716	$126,225	$42,086	$272,027	$—	$272,027

Derivatives	$4,977	$786,659	$30,466	$822,102	$(753,432)	$68,670

Investments
Mortgage-backed securities
U.S. government sponsored	$1,387	$22,232	$—	$23,619	$—	$23,619
Prime	—	5,405	873	6,278	—	6,278
Alt-A	—	403	67	470	—	470
Subprime	—	—	19	19	—	19
Non-U.S. Residential	—	266	—	266	—	266
Commercial	—	45	764	809	—	809

Total investment mortgage-backed securities	$1,387	$28,351	$1,723	$31,461	$—	$31,461

U.S. Treasury and federal Agency securities
U.S. Treasury	$4,599	$1,635	$—	$6,234	$—	$6,234
Agency obligations	—	16,963	4	16,967	—	16,967

Total U.S. Treasury and federal agency	$4,599	$18,598	$4	$23,201	$—	$23,201

State and municipal	$—	$16,571	$254	$16,825	$—	$16,825
Foreign government	37,313	43,087	271	80,671	—	80,671
Corporate	—	19,303	1,405	20,708	—	20,708
Equity securities	3,088	109	2,542	5,739	—	5,739
Other debt securities	553	2,492	8,602	11,647	—	11,647
Non-marketable equity securities	—	119	7,646	7,765	—	7,765

Total investments	$46,940	$128,630	$22,447	$198,017	$—	$198,017

In millions of dollars at September 30, 2009	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans(2)	—	$1,290	$215	$1,505	—	$1,505
Mortgage servicing rights	—	—	6,228	6,228	—	6,228
Assets of discontinued operations held for sale(3)	5,961	2,516	727	9,204	—	9,204
Other financial assets measured on a recurring basis	—	17,199	1,184	18,383	(4,713)	$13,670

Total assets	$161,594	$1,177,360	$103,353	$1,442,307	$(785,100)	$657,207
	11.2%	81.6%	7.2%	100.0%

Liabilities
Interest-bearing deposits	$—	$1,998	$31	$2,029	$—	$2,029
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	135,165	8,483	143,648	(26,955)	116,693
Trading account liabilities
Securities sold, not yet purchased	43,864	22,905	1,219	67,988	—	67,988
Derivatives	5,601	772,149	29,934	807,684	(745,132)	62,552
Short-term borrowings	—	1,284	159	1,443	—	1,443
Long-term debt	—	16,080	11,106	27,186	—	27,186
Liabilities of discontinued operations held for sale(3)	1,302	1,521	—	2,823	—	2,823
Other financial liabilities measured on a recurring basis	—	19,531	1	19,532	(4,713)	14,819

Total liabilities	$50,767	$970,633	$50,933	$1,072,333	$(776,800)	$295,533
	4.7%	90.6%	4.7%	100.0%

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase, and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral, and the market value adjustment.

(2)
There is no allowance for loan losses recorded for loans reported at fair value.

(3)
Represents the assets and liabilities of Nikko Cordial businesses sold that are measured at fair value. See Note 2 to the Consolidated Financial Statements, "Discontinued Operations," for further discussion.

In millions of dollars at December 31, 2008	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$96,524	$—	$96,524	$(26,219)	$70,305
Trading account assets
Trading securities and loans	90,530	121,043	50,773	262,346	—	262,346
Derivatives	9,675	1,102,252	60,725	1,172,652	(1,057,363)	115,289
Investments	44,342	111,836	28,273	184,451	—	184,451
Loans(2)	—	2,572	160	2,732	—	2,732
Mortgage servicing rights	—	—	5,657	5,657	—	5,657
Other financial assets measured on a recurring basis	—	25,540	359	25,899	(4,527)	21,372

Total assets	$144,547	$1,459,767	$145,947	$1,750,261	$(1,088,109)	$662,152
	8.3%	83.4%	8.3%	100.0%

Liabilities
Interest-bearing deposits	$—	$2,552	$54	$2,606	$—	$2,606
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	153,918	11,167	165,085	(26,219)	138,866
Trading account liabilities
Securities sold, not yet purchased	36,848	13,192	653	50,693	—	50,693
Derivatives	10,038	1,094,435	57,139	1,161,612	(1,046,505)	115,107
Short-term borrowings	—	16,278	1,329	17,607	—	17,607
Long-term debt	—	16,065	11,198	27,263	—	27,263
Other financial liabilities measured on a recurring basis	—	18,093	1	18,094	(4,527)	13,567

Total liabilities	$46,886	$1,314,533	$81,541	$1,442,960	$(1,077,251)	$365,709
	3.2%	91.1%	5.7%	100.0%

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase, and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral, and the market value adjustment.

(2)
There is no allowance for loan losses recorded for loans reported at fair value.

Changes in Level 3 Fair-Value Category

        The following tables present the changes in the Level 3 fair-value category for the three months ended September 30, 2009 and December 31, 2008. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	June 30, 2009	Principal transactions	Other(1)(2)			Sept. 30, 2009
Assets
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$1,244	$(71)	$—	$127	$(138)	$1,162	$(116)
Prime	623	(76)	—	(39)	(50)	458	(37)
Alt-A	777	18	—	(75)	(158)	562	18
Subprime	10,001	1,752	—	(515)	(1,480)	9,758	1,785
Non-U.S. residential	345	(3)	—	(142)	90	290	(3)
Commercial	2,808	(1)	—	114	(190)	2,731	2

Total trading mortgage-backed securities	$15,798	$1,619	$—	$(530)	$(1,926)	$14,961	$1,649

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	49	9	—	5	16	79	9

Total U.S. Treasury and federal agencies securities	$49	$9	$—	$5	$16	$79	$9

State and municipal	$109	$(49)	$—	$300	$92	$452	$(49)
Foreign government	590	24	—	(134)	(36)	444	4
Corporate	9,435	404	—	(764)	(446)	8,629	431
Equity securities	1,866	161	—	(899)	27	1,155	25
Other debt securities	16,846	1,133		(1,122)	(491)	16,366	1,018

Total trading securities	$44,693	$3,301	$—	$(3,144)	$(2,764)	$42,086	$3,087

Derivatives, net(4)	$1,180	$(2,407)	$—	$(1,107)	$2,866	$532	$(3,064)

Investments
Mortgage-backed securities
U.S. government sponsored	$78	$—	$1	$—	$(79)	$—	$1
Prime	775	—	50	99	(51)	873	59
Alt-A	271	—	11	(114)	(101)	67	16
Subprime	17	—	—	2	—	19	—
Commercial	719	—	62	2	(19)	764	14

Total investment mortgage-backed debt securities	$1,860	$—	$124	$(11)	$(250)	$1,723	$90

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	9	—	—	—	(5)	4	—

Total U.S. Treasury and federal agencies securities	$9	$—	$—	$—	$(5)	$4	$—

State and municipal	$252	$—	$2	$—	$—	$254	$—
Foreign government	168	—	—	89	14	271	—
Corporate	1,688	—	3	(86)	(200)	1,405	$5
Equity securities	2,818	—	(15)	(22)	(239)	2,542	10
Other debt securities	8,429	—	523	(194)	(156)	8,602	454
Non-marketable equity securities	7,800	—	(40)	(8)	(106)	7,646	(226)

Total investments	$23,024	$—	$597	$(232)	$(942)	$22,447	$333

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	June 30, 2009	Principal transactions	Other(1)(2)			Sept. 30, 2009
Loans	$196	$—	$24	$—	$(5)	$215	$24
Mortgage servicing rights	$6,770	$—	$(444)	$—	$(98)	$6,228	$(444)
Other financial assets measured on a recurring basis	1,645	—	(347)	(67)	(47)	1,184	$(347)

Liabilities
Interest-bearing deposits	$112	$—	$63	$—	$(18)	$31	$63
Federal funds purchased and securities loaned or sold under agreements to repurchase	7,204	(32)	—	1,622	(375)	8,483	(40)
Trading account liabilities
Securities sold, not yet purchased	961	(14)	—	(166)	410	1,219	15
Short-term borrowings	377	—	9	(75)	(134)	159	9
Long-term debt	11,201	—	(385)	414	(894)	11,106	(456)
Other financial liabilities measured on a recurring basis	19	—	(2)	—	(20)	1	(1)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2008	Principal transactions	Other(1)(2)			Sept. 30, 2009
Assets
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$1,325	$145	$—	$137	$(445)	$1,162	$89
Prime	147	(131)	—	400	42	458	(83)
Alt-A	1,153	(101)	—	(262)	(228)	562	(101)
Subprime	13,844	56	—	(1,225)	(2,917)	9,758	2,262
Non-U.S. residential	858	(77)	—	(632)	141	290	12
Commercial	2,949	(196)	—	273	(295)	2,731	(207)

Total trading mortgage-backed securities	$20,276	$(304)	$—	$(1,309)	$(3,702)	$14,961	$1,972

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	59	—	—	2	18	79	2

Total U.S. Treasury and federal agencies securities	$59	$—	$—	$2	$18	$79	$2

State and municipal	$233	$(71)	$—	$220	$70	$452	$(49)
Foreign government	1,261	120	—	(501)	(436)	444	29
Corporate	13,027	(299)	—	(1,556)	(2,543)	8,629	457
Equity securities	1,387	252	—	(778)	294	1,155	90
Other debt securities	14,530	1,144	—	(2,320)	3,012	16,366	1,044

Total trading securities	$50,773	$842	$—	$(6,242)	$(3,287)	$42,086	$3,545

Derivatives, net(4)	$3,586	$(4,783)	$—	$(1,824)	$3,553	$532	$(3,026)

Investments
Mortgage-backed securities
U.S. government sponsored	$—	$—	$1	$75	$(76)	$—	$3
Prime	1,163	—	211	132	(633)	873	213
Alt-A	111	—	44	(51)	(37)	67	17
Subprime	25	—	(9)	(8)	11	19	—
Commercial	964	—	71	(461)	190	764	29

Total investment mortgage-backed debt securities	$2,263	$—	$318	$(313)	$(545)	$1,723	$262

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	—	—	—	9	(5)	4	—

Total U.S. Treasury and federal agencies securities	$—	$—	$—	$9	$(5)	$4	$—

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2008	Principal transactions	Other(1)(2)			Sept. 30, 2009
State and municipal	$222	$—	$2	$30	$—	$254	$—
Foreign government	571	—	—	(313)	13	271	(1)
Corporate	1,019	—	47	568	(229)	1,405	40
Equity securities	3,807	—	(495)	(152)	(618)	2,542	(34)
Other debt securities	11,324	—	96	(1,142)	(1,676)	8,602	643
Non-marketable equity securities	9,067	—	(746)	(247)	(428)	7,646	(238)

Total investments	$28,273	$—	$(778)	$(1,560)	$(3,488)	$22,447	$672

Loans	$160	$—	$43	$—	$12	$215	$24
Mortgage servicing rights	$5,657	$—	$996	$—	$(425)	$6,228	$996
Other financial assets measured on a recurring basis	359	—	205	689	(69)	1,184	$205

Liabilities
Interest-bearing deposits	$54	$—	$4	$—	$(19)	$31	$49
Federal funds purchased and securities loaned or sold under agreements to repurchase	11,167	276	—	(2,098)	(310)	8,483	(320)
Trading account liabilities
Securities sold, not yet purchased	653	30	—	(181)	777	1,219	25
Short-term borrowings	1,329	—	(56)	(821)	(405)	159	(72)
Long-term debt	11,198	—	(349)	88	(529)	11,106	(215)
Other financial liabilities measured on a recurring basis	1	—	(45)	—	(45)	1	—

		Net realized/ unrealized gains (losses) included in
					Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	June 30, 2008	Principal transactions	Other(1)(2)	Transfers in and/or out of Level 3		September 30, 2008
Assets
Trading account assets
Trading securities and loans	$76,819	$(5,640)	$—	$13,283	$857	$85,319	$(5,439)
Investments	27,086	—	(1,287)	3,818	(1,381)	28,236	(1,190)
Loans	145	(14)	—	—	24	155	(22)
Mortgage servicing rights	8,934	—	(396)	—	(192)	8,346	(396)
Other financial assets measured on a recurring basis	1,451	—	(26)	353	(102)	1,676	(3)

Liabilities
Interest-bearing deposits	$111	$10	$—	$—	$(17)	$84	$8
Securities sold under agreements to repurchase	3,166	(159)	—	73	(579)	2,819	(39)
Trading account liabilities
Securities sold, not yet purchased	1,718	3	—	366	(950)	1,131	34
Derivatives, net(4)	102	2,904	—	3,072	2,878	3,148	3,092
Short-term borrowings	1,160	54	—	511	274	1,891	38
Long-term debt	38,355	940	—	3,277	(6,877)	33,815	403
Other financial liabilities measured on a recurring basis	26	—	(45)	—	(46)	25	(45)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2007	Principal transactions	Other(1)(2)			September 30, 2008
Assets
Securities purchased under agreements to resell	$16	$—	$—	$—	$(16)	$—	$—
Trading account assets
Trading securities and loans	75,573	(18,831)	—	32,028	(3,451)	85,319	(14,065)
Investments	17,060	—	(2,834)	6,789	7,221	28,236	(1,268)
Loans	9	(3)	—	—	149	155	(2)
Mortgage servicing rights	8,380	—	568	—	(602)	8,346	568
Other financial assets measured on a recurring basis	1,171	—	21	422	62	1,676	21

Liabilities
Interest-bearing deposits	$56	$(9)	$—	$13	$6	$84	$(3)
Securities sold under agreements to repurchase	6,158	(88)	—	(2,293)	(1,134)	2,819	45
Trading account liabilities
Securities sold, not yet purchased	473	(5)	—	998	(345)	1,131	118
Derivatives, net(4)	2,470	5,701	—	3,178	3,201	3,148	3,638
Short-term borrowings	5,016	203	—	(1,772)	(1,150)	1,891	110
Long-term debt	8,953	1,349	—	41,296	(15,085)	33,815	875
Other financial liabilities measured on a recurring basis	1	—	(59)	—	(35)	25	(5)

(1)
Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs are recorded in Commissions and fees on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2009 and 2008.

(4)
Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

        The following is a discussion of the changes to the Level 3 balances for each of the roll-forward tables presented above.

        The significant changes from June 30, 2009 to September 30, 2009 Level 3 assets and liabilities are due to:

  •
  A net decrease in trading securities of $2.6 billion that was driven by:

  (i)
  Net realized / unrealized gains of $3.3 billion recorded in Principal transactions, composed mainly of gains on subprime mortgage-backed securities ($1.7 billion) and other debt securities ($1.1 billion);

  (ii)
  Net transfers to Level 2 of $3.1 billion, which relates mainly to securities issued by credit card securitization trusts, for which significant inputs into valuations became more readily observable during the quarter;

  (iii)
  Net settlements of $2.8 billion, including liquidations of subprime trading securities of $1.5 billion during the third quarter.

  •
  A net increase in federal funds purchased and securities loaned or sold under agreements to repurchase of $1.3 billion. This was driven mainly by transfers to Level 3 during the third quarter of $1.6 billion, and relates to structured repurchase agreements with longer effective maturity dates.

The significant changes from December 31, 2008 to September 30, 2009 Level 3 assets and liabilities are due to:

  •
  A net decrease in trading securities of $8.7 billion that was mainly driven by:

  (i)
  Net transfers of $6.2 billion to Level 2 inventory, including corporate debt ($1.6 billion) and subprime trading securities ($1.2 billion) and other debt trading securities ($2.3 billion). The transfer of other debt securities to Level 2 was mainly due to securities issued by credit card securitization trusts, for which significant inputs into valuations became more readily observable;

  (ii)
  Net realized / unrealized gains of $0.8 billion recorded in Principal transactions.

  (iii)
  Net settlements of $3.3 billion, primarily due to liquidations of subprime trading securities of $2.9 billion.

  •
  A net decrease in investments of $5.8 billion that resulted from:

  (i)
  Net realized / unrealized losses recorded in other income of $0.8 billion, due primarily to losses on private equity investments and real estate fund investments;

  (ii)
  Net settlements of investment securities of $3.5 billion due to pay-downs and sales.

  (iii)
  Net transfers of $1.5 billion of investments to Level 2.

        A decrease in trading derivatives of $3.1 billion includes net realized and unrealized losses of $4.8 billion recorded in Principal transactions, mainly on complex derivative contracts such as those linked to credit and equity exposures. These losses are partially offset by gains recognized on instruments that have been classified in Levels 1 and 2.

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

        The following table presents all loans held-for-sale that are carried at LOCOM as of September 30, 2009 and December 31, 2008 (in billions):

	Aggregate Cost	Fair Value	Level 2	Level 3
September 30, 2009	$2.8	$1.6	$0.5	$1.1
December 31, 2008	3.1	2.1	0.8	1.3

 18.    FAIR-VALUE ELECTIONS

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

        Additionally, the transition provisions of ASC 825-10 (SFAS 159) permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in opening retained earnings and future changes in fair value reported in earnings.

        The Company also has elected to adopt the fair-value accounting provisions for certain assets and liabilities prospectively. Hybrid financial instruments, such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as certain interest-only instruments, may be accounted for at fair value if the Company makes an irrevocable election to do so on an instrument-by-instrument basis. The changes in fair value are recorded in current earnings. Additional discussion regarding the applicable areas in which fair value elections were made is presented in Note 17 to the Consolidated Financial Statements.

        All servicing rights must now be recognized initially at fair value. At its initial adoption, the standard permits a one-time irrevocable election to re-measure each class of servicing rights at fair value, with the changes in fair value recorded in current earnings. The classes of servicing rights are identified based on the availability of market inputs used in determining their fair values and the methods for managing their risks. The Company has elected fair-value accounting for its mortgage and student loan classes of servicing rights. The impact of adopting this standard was not material. See Note 15 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of mortgage servicing rights.

        The following table presents, as of September 30, 2009, the fair value of those positions selected for fair-value accounting, as well as the changes in fair value for the nine months ended September 30, 2009 and September 30, 2008.

	Fair Value at		Changes in fair value gains (losses) for nine months ended September 30,
In millions of dollars	September 30, 2009	December 31, 2008	2009	2008(1)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell, securities borrowed(2)	$87,886	$70,305	$(1,284)	$675

Trading account assets:
Legg Mason convertible preferred equity securities originally classified as available-for-sale	$—	$—	$—	$(13)
Selected letters of credit hedged by credit default swaps or participation notes	28	—	61	(2)
Certain credit products	16,695	16,254	5,461	(1,143)
Certain hybrid financial instruments	6	33	—	3
Retained interests from asset securitizations	2,153	3,026	1,522	(521)

Total trading account assets	$18,882	$19,313	$7,044	$(1,676)

Investments:
Certain investments in private equity and real estate ventures	$359	$469	$(52)	$(54)
Other	237	295	(83)	(60)

Total investments	$596	$764	$(135)	$(114)

Loans:
Certain credit products	$997	$2,315	$26	$(54)
Certain mortgage loans	30	36	(2)	(22)
Certain hybrid financial instruments	478	381	54	5

Total loans	$1,505	$2,732	$78	$(71)

Other assets:
Mortgage servicing rights	$6,228	$5,657	$996	$568
Certain mortgage loans	2,857	4,273	81	21
Certain equity method investments	769	936	174	(154)

Total other assets	$9,854	$10,866	$1,251	$435

Total	$118,723	$103,980	$6,954	$(751)

Liabilities
Interest-bearing deposits:
Certain structured liabilities	$234	$320	$—	$—
Certain hybrid financial instruments	1,795	2,286	(562)	557

Total interest-bearing deposits	$2,029	$2,606	$(562)	$557

Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase, securities loaned(2)	$116,693	$138,866	$213	$(44)

Trading account liabilities:
Selected letters of credit hedged by credit default swaps or participation notes	$—	$72	$37	$—
Certain hybrid financial instruments	5,980	4,679	(1,798)	2,618

Total trading account liabilities	$5,980	$4,751	$(1,761)	$2,618

Short-term borrowings:
Certain non-collateralized short-term borrowings	$188	$2,303	$50	$45
Certain hybrid financial instruments	523	2,112	(84)	176
Certain structured liabilities	3	3	—	10
Certain non-structured liabilities	729	13,189	(33)	—

Total short-term borrowings	$1,443	$17,607	$(67)	$231

Long-term debt:
Certain structured liabilities	$3,395	$3,083	$(64)	$446
Certain non-structured liabilities	7,510	7,189	(102)	3,441
Certain hybrid financial instruments	16,281	16,991	(1,572)	2,335

Total long-term debt	$27,186	$27,263	$(1,738)	$6,222

Total	$153,331	$191,093	$(3,915)	$9,584

(1)
Reclassified to conform to current period's presentation.

(2)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase.

Own-Credit Valuation Adjustment

        The fair value of debt liabilities for which the fair-value option was elected (other than non-recourse and similar liabilities) was impacted by the narrowing of the Company's credit spread. The estimated change in the fair value of these debt liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a loss of $1.019 billion and a gain of $1.525 billion for the three months ended September 30, 2009 and September 30, 2008, respectively, and a loss of $2.447 billion and a gain of $2.577 billion for the nine months ended September 30, 2009 and September 30, 2008, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current observable credit spreads into the relevant valuation technique used to value each liability as described above.

        During the fourth quarter of 2008, the Company changed the source of its credit spreads from those observed in the credit default swap market to those observed in the bond market. Had this modification been in place since the beginning of 2008, the change in the Company's own credit spread would have resulted in a gain of $2.48 billion and a gain of $3.53 billion for the three and nine months ended September 30, 2008, respectively.

The Fair-Value Option for Financial Assets and Financial Liabilities

Legg Mason convertible preferred equity securities

        The Legg Mason convertible preferred equity securities (Legg shares) were acquired in connection with the sale of Citigroup's Asset Management business in December 2005. Prior to the election of fair-value option accounting, the shares were classified as available-for-sale securities with the unrealized loss of $232 million as of December 31, 2006 included in Accumulated other comprehensive income (loss). This unrealized loss was recorded upon election of a fair value as a reduction of January 1, 2007 Retained earnings as part of the cumulative-effect adjustment.

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

        The notional amount of these unfunded letters of credit was $1.8 billion as of September 30, 2009 and $1.4 billion as of December 31, 2008. The amount funded was insignificant with no amounts 90 days or more past due or on a non-accrual status at September 30, 2009 and December 31, 2008.

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

        The following table provides information about certain credit products carried at fair value:

	September 30, 2009		December 31, 2008(1)
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$16,695	$997	$16,254	$2,315
Aggregate unpaid principal balance in excess of fair value	$1,016	$(38)	$6,501	$3
Balance of non-accrual loans or loans more than 90 days past due	$794	$—	$77	$—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	$461	$—	$190	$—

(1)
Reclassified to conform to current period's presentation.

        In addition to the amounts reported above, $200 million and $72 million of unfunded loan commitments related to certain credit products selected for fair-value accounting were outstanding as of September 30, 2009 and December 31, 2008, respectively.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on trading account assets or loans depending on their balance sheet classifications. The changes in fair value for the nine months ended September 30, 2009 and 2008 due to instrument-specific credit risk totaled to a loss of $32 million and $32 million, respectively.

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

        For those structured liabilities classified as Long-term debt for which the fair-value option has been elected, the aggregate unpaid principal balance exceeded the aggregate fair value by $208 million and $671 million as of September 30, 2009 and December 31, 2008, respectively.

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

        For those non-structured liabilities classified as Short-term borrowings for which the fair-value option has been elected, the aggregate unpaid principal balance exceeded the aggregate fair value of such instruments by $41 million and $220 million as of September 30, 2009 and December 31, 2008, respectively.

        For non-structured liabilities classified as Long-term debt for which the fair-value option has been elected, the aggregate unpaid principal balance exceeded the aggregate fair value by $637 million and $856 million as of September 30, 2009 and December 31, 2008, respectively. The change in fair value for these non-structured liabilities is reported in Principal transactions in the Company's Consolidated Statement of Income.

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

        The following table provides information about certain mortgage loans carried at fair value:

In millions of dollars	September 30, 2009	December 31, 2008
Carrying amount reported on the Consolidated Balance Sheet	$2,857	$4,273
Aggregate fair value in excess of unpaid principal balance	$87	$138
Balance of non-accrual loans or loans more than 90 days past due	$8	$9
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	$6	$2

        The changes in fair values of these mortgage loans is reported in Other revenue in the Company's Consolidated Statement of Income. The changes in fair value during the nine months ended September 30, 2009 and September 30, 2008 due to instrument-specific credit risk resulted in a $6 million loss and $6 million loss, respectively. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

Items selected for fair-value accounting

Certain hybrid financial instruments

        The Company has elected to apply fair-value accounting for certain hybrid financial assets and liabilities whose performance is linked to risks other than interest rate, foreign exchange or inflation (e.g., equity, credit or commodity risks). In addition, the Company has elected fair-value accounting for residual interests retained from securitizing certain financial assets.

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

        For hybrid financial instruments for which fair-value accounting has been elected and that are classified as Long-term debt, the aggregate unpaid principal exceeded the aggregate fair value by $2.4 billion and $4.1 billion as of September 30, 2009 and December 31, 2008, respectively. The difference for those instruments classified as Loans is immaterial.

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

Mortgage servicing rights

        The Company accounts for mortgage servicing rights (MSRs) at fair value. Fair value for MSRs is determined using an option-adjusted spread valuation approach. This approach consists of projecting servicing cash flows under multiple interest-rate scenarios and discounting these cash flows using risk-adjusted rates. The model assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The fair value of MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company hedges a significant portion of the values of its MSRs through the use of interest-rate derivative contracts, forward-purchase commitments of mortgage-backed securities, and purchased securities classified as trading. See Note 15 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.

        These MSRs, which totaled $6.2 billion and $5.7 billion as of September 30, 2009 and December 31, 2008, respectively, are classified as Mortgage servicing rights on Citigroup's Consolidated Balance Sheet. Changes in fair value of MSRs are recorded in Commissions and fees in the Company's Consolidated Statement of Income.

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

        The fair value represents management's best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments not accounted for at fair value, as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used when available for investments and for both trading and end-user derivatives, as well as for liabilities, such as long-term debt, with quoted prices. For performing loans not accounted for at fair value, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectability, expected cash flows are discounted using an appropriate rate considering the time of collection and the premium for the uncertainty of the flows. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10 (SFAS No. 157). The value of collateral is also considered. For liabilities such as long-term debt not accounted for at fair value and without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

	September 30, 2009		December 31, 2008
In billions of dollars	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments	$261.9	$261.7	$256.0	$251.9
Federal funds sold and securities borrowed or purchased under agreements to resell	197.4	197.4	184.1	184.1
Trading account assets	340.7	340.7	377.6	377.6
Loans(1)	582.7	573.6	660.9	642.7
Other financial assets(2)	344.9	344.7	316.6	316.6

	September 30, 2009		December 31, 2008
In billions of dollars	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Liabilities
Deposits	$832.6	$832.3	$774.2	$772.9
Federal funds purchased and securities loaned or sold under agreements to repurchase	178.2	178.2	205.3	205.3
Trading account liabilities	130.5	130.5	165.8	165.8
Long-term debt	379.6	374.9	359.6	317.1
Other financial liabilities(3)	171.7	171.7	255.6	255.6

(1)
The carrying value of loans is net of the Allowance for loan losses of $36.4 billion for September 30, 2009 and $29.6 billion for December 31, 2008. In addition, the carrying values exclude $3.1 billion and $3.7 billion of lease finance receivables at September 30, 2009 and December 31, 2008, respectively.

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

        The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup's loans, in aggregate, by $9.1 billion and $18.2 billion at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, the carrying values, net of allowances, exceeded the estimated fair values by $7 billion and $2 billion for consumer loans and corporate loans, respectively.

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

        The following tables present information about the Company's guarantees at September 30, 2009 and December 31, 2008:

	Maximum potential amount of future payments
In billions of dollars at September 30, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2009
Financial standby letters of credit	$48.8	$48.2	$97.0	$465.7
Performance guarantees	9.1	5.4	14.5	32.5
Derivative instruments considered to be guarantees	6.8	9.6	16.4	855.2
Loans sold with recourse	—	0.3	0.3	65.6
Securities lending indemnifications(1)	66.1	—	66.1	—
Credit card merchant processing(1)	59.4	—	59.4	—
Custody indemnifications and other	—	27.5	27.5	154.6

Total	$190.2	$91.0	$281.2	$1,573.6

	Maximum potential amount of future payments
In billions of dollars at December 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2008
Financial standby letters of credit	$31.6	$62.6	$94.2	$289.0
Performance guarantees	9.4	6.9	16.3	23.6
Derivative instruments considered to be guarantees(2)	7.6	7.2	14.8	1,308.4
Guarantees of collection of contractual cash flows(1)	—	0.3	0.3	—
Loans sold with recourse	—	0.3	0.3	56.4
Securities lending indemnifications(1)	47.6	—	47.6	—
Credit card merchant processing(1)	56.7	—	56.7	—
Custody indemnifications and other	—	21.6	21.6	149.2

Total	$152.9	$98.9	$251.8	$1,826.6

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

Guarantees of Collection of Contractual Cash Flows

        Guarantees of collection of contractual cash flows protect investors in credit card receivables securitization trusts from loss of interest relating to insufficient collections on the underlying receivables in the trusts. The notional amount of these guarantees as of December 31, 2008, was $300 million. No such guarantees were outstanding at September 30, 2009.

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

        The Company's maximum potential contingent liability related to both bankcard and private label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At September 30, 2009 and December 31, 2008, this maximum potential exposure was estimated to be $59 billion and $57 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At September 30, 2009 and December 31, 2008, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

Custody Indemnifications

        Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients' assets.

Other

        As of December 31, 2008, Citigroup carried a reserve of $149 million related to certain of Visa USA's litigation matters. As of September 30, 2009, the carrying value of the reserve was $155 million. This reserve is included in Other liabilities on the Consolidated Balance Sheet.

Other Guarantees and Indemnifications

        The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At September 30, 2009 and December 31, 2008, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. There are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008, related to these indemnifications and they are not included in the table.

        In addition, the Company is a member of or shareholder in hundreds of value-transfer networks (VTNs) (payment clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are not considered to be guarantees, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table and there are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2009 or December 31, 2008 for potential obligations that could arise from the Company's involvement with VTN associations.

        At September 30, 2009 and December 31, 2008, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the table amounted to approximately $1.6 billion and $1.8 billion, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at September 30, 2009 and December 31, 2008, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1,074 million and $887 million relating to letters of credit and unfunded lending commitments, respectively.

Collateral

        Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $36 billion at September 30, 2009 and $33 billion at December 31, 2008. Securities and other marketable assets held as collateral amounted to $39 billion and $27 billion at September 30, 2009 and December 31, 2008, respectively, the majority of which collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of the Company held as collateral amounted to $900 million and $503 million at September 30, 2009 and December 31, 2008, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

        Presented in the tables below is the maximum potential amount of future payments classified based upon internal and external credit ratings as of September 30, 2009 and December 31, 2008. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars as of September 30, 2009	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$48.5	$21.1	$27.4	$97.0
Performance guarantees	7.0	3.7	3.8	14.5
Derivative instruments deemed to be guarantees	—	—	16.4	16.4
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	66.1	66.1
Credit card merchant processing	—	—	59.4	59.4
Custody indemnifications and other	22.3	5.2	—	27.5

Total	$77.8	$30.0	$173.4	$281.2

	Maximum potential amount of future payments
In billions of dollars as of December 31, 2008	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$49.2	$28.6	$16.4	$94.2
Performance guarantees	5.7	5.0	5.6	16.3
Derivative instruments deemed to be guarantees	—	—	14.8	14.8
Guarantees of collection of contractual cash flows	—	—	0.3	0.3
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	47.6	47.6
Credit card merchant processing	—	—	56.7	56.7
Custody indemnifications and other	18.5	3.1	—	21.6

Total	$73.4	$36.7	$141.7	$251.8

Credit Commitments

        The table below summarizes Citigroup's other commitments as of September 30, 2009 and December 31, 2008.

In millions of dollars	U.S.	Outside of U.S.	September 30, 2009	December 31, 2008
Commercial and similar letters of credit	$1,691	$5,625	$7,316	$8,215
One- to four-family residential mortgages	1,002	260	1,262	937
Revolving open-end loans secured by one- to four-family residential properties	22,186	2,919	25,105	25,212
Commercial real estate, construction and land development	1,059	604	1,663	2,702
Credit card lines	680,750	134,402	815,152	1,002,437
Commercial and other consumer loan commitments	172,708	89,451	262,159	309,997

Total	$879,396	$233,261	$1,112,657	$1,349,500

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

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include commercial commitments to make or purchase loans, to purchase third-party receivables and to provide note issuance or revolving underwriting facilities. Amounts include $130 billion and $140 billion with an original maturity of less than one year at September 30, 2009 and December 31, 2008, respectively. In addition, included in this line item are highly leveraged financing commitments which are agreements that provide funding to a borrower with higher levels of debt (measured by the ratio of debt capital to equity capital of the borrower) than is generally considered normal for other companies. This type of financing is commonly employed in corporate acquisitions, management buy-outs and similar transactions.

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

22.    CITIBANK, N.A. EQUITY

Statement of Changes in Equity (Unaudited)

	Nine Months Ended September 30,
In millions of dollars, except shares	2009	2008
Common stock ($20 par value)
Balance, beginning of period—Shares: 37,534,553 in 2009 and 2008	$751	$751

Balance, end of period—Shares: 37,534,553 in 2009 and 2008	$751	$751

Surplus
Balance, beginning of period	$74,767	$69,135
Capital contribution from parent company	30,492	77
Employee benefit plans	34	107

Balance, end of period	$105,293	$69,319

Retained earnings
Balance, beginning of period	$21,735	$31,915
Adjustment to opening balance, net of taxes(1)	402	—

Adjusted balance, beginning of period	$22,137	$31,915
Net income (loss)	(2,270)	(1,450)
Dividends paid	4	(34)
Other(2)	117	—

Balance, end of period	$19,988	$30,431

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(15,895)	$(2,495)
Adjustment to opening balance, net of taxes(1)	(402)	—

Adjusted balance, beginning of period	$(16,297)	$(2,495)
Net change in unrealized gains (losses) on investment securities available-for-sale, net of taxes	3,758	(4,971)
Net change in FX translation adjustment, net of taxes	850	(2,244)
Net change in cash flow hedges, net of taxes	281	(214)
Pension liability adjustment, net of taxes	(7)	90

Net change in Accumulated other comprehensive income (loss)	$4,882	$(7,339)

Balance, end of period	$(11,415)	$(9,834)

Total Citibank common stockholder's equity and total Citibank stockholder's equity	$114,617	$90,667

Noncontrolling interest
Balance, beginning of period	$1,082	$1,266
Initial consolidation of a noncontrolling interest	123	—
Net income attributable to noncontrolling interest shareholders	46	88
Dividends paid to noncontrolling interest shareholders	(16)	(86)
Accumulated other comprehensive income—Net change in unrealized gains and losses on investments securities, net of tax	7	3
Accumulated other comprehensive income—Net change in FX translation adjustment, net of tax	15	6
All other	(155)	(5)

Net change in noncontrolling interest	$20	$6

Balance, end of period	$1,102	$1,272

Total equity	$115,719	$91,939

Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interest	$(2,224)	$(1,362)
Net change in Accumulated other comprehensive income (loss)	4,904	(7,330)

Total comprehensive income (loss)	$2,680	$(8,692)
Comprehensive income attributable to the noncontrolling interest	68	97

Comprehensive income attributable to Citibank	$2,612	$(8,789)

(1)
The adjustment to the opening balances for Retained earnings and Accumulated other comprehensive income (loss) represents the cumulative effect of initially adopting ASC 320-10-65-1 (FSP FAS 115-2). See Note 1 to the Consolidated Financial Statements.

(2)
Represents the accounting for the transfers of assets and liabilities between Citibank, N.A. and other affiliates under the common control of Citigroup.

 23.    SUBSEQUENT EVENTS

        The Company has evaluated subsequent events through November 6, 2009, which is the date its Consolidated Financial Statements were issued.

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

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$1,005	$—	$—	$—	$—	$—	$(1,005)	$—

Interest revenue	$57	1,682	$—	$1,526	$1,759	$15,180	$(1,526)	$18,678
Interest revenue—intercompany	477	(90)	1,053	1,689	96	(1,536)	(1,689)	—
Interest expense	2,495	644	400	17	84	3,057	(17)	6,680
Interest expense—intercompany	(137)	(165)	260	2,212	377	(335)	(2,212)	—

Net interest revenue	$(1,824)	$1,113	$393	$986	$1,394	$10,922	$(986)	$11,998

Commissions and fees	$—	$1,229	$—	$16	$36	$1,953	$(16)	$3,218
Commissions and fees—intercompany	—	188	—	51	63	(251)	(51)	—
Principal transactions	317	2,431	(610)	—	2	(480)	—	1,660
Principal transactions—intercompany	(493)	(1,380)	192	—	(13)	1,694	—	—
Other income	(1,158)	676	(100)	112	142	3,954	(112)	3,514
Other income—intercompany	2,485	23	77	—	5	(2,590)	—	—

Total non-interest revenues	$1,151	$3,167	$(441)	$179	$235	$4,280	$(179)	$8,392

Total revenues, net of interest expense	$332	$4,280	$(48)	$1,165	$1,629	$15,202	$(2,170)	$20,390

Provisions for credit losses and for benefits and claims	$—	$58	$—	$770	$875	$8,162	$(770)	$9,095

Expenses
Compensation and benefits	$(44)	$1,471	$—	$134	$179	$4,530	$(134)	$6,136
Compensation and benefits— intercompany	2	68	—	35	35	(105)	(35)	—
Other expense	192	683	1	169	209	4,603	(169)	5,688
Other expense—intercompany	163	198	2	143	160	(523)	(143)	—

Total operating expenses	$313	$2,420	$3	$481	$583	$8,505	$(481)	$11,824

Income (Loss) before taxes and equity in undistributed income of subsidiaries	$19	$1,802	$(51)	$(86)	$171	$(1,465)	$(919)	$(529)
Income taxes (benefits)	(392)	608	(18)	(53)	37	(1,357)	53	(1,122)
Equities in undistributed income of subsidiaries	(310)	—	—	—	—	—	310	—

Income (Loss) from continuing operations	$101	$1,194	$(33)	$(33)	$134	$(108)	$(662)	$593
Income from discontinued operations, net of taxes	—	—	—	—	—	(418)	—	(418)

Net income (Loss) before attribution of Noncontrolling Interests	$101	$1,194	$(33)	$(33)	$134	$(526)	$(662)	$175

Net Income (Loss) attributable to Noncontrolling Interests	—	19	—	—	—	55	—	74

Citigroup's Net Income (Loss)	$101	$1,175	$(33)	$(33)	$134	$(581)	$(662)	$101

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$1,040	$—	$—	$—	$—	$—	$(1,040)	$—

Interest revenue	$234	$5,881	$1	$4,732	$5,418	$47,398	$(4,732)	$58,932
Interest revenue—intercompany	1,833	2,079	3,143	46	325	(7,380)	(46)	—
Interest expense	6,707	2,060	1,365	63	303	10,744	(63)	21,179
Interest expense—intercompany	(667)	1,635	699	1,677	1,242	(2,909)	(1,677)	—

Net interest revenue	$(3,973)	$4,265	$1,080	$3,038	$4,198	$32,183	$(3,038)	$37,753

Commissions and fees	$—	$4,711	$—	$38	$95	$8,017	$(38)	$12,823
Commissions and fees—intercompany	—	247	—	86	107	(354)	(86)	—
Principal transactions	434	1,302	(869)	—	2	4,894	—	5,763
Principal transactions—intercompany	(714)	2,530	133	—	(99)	(1,850)	—	—
Other income	3,514	13,296	(25)	321	489	1,267	(321)	18,541
Other income—intercompany	(1,906)	(12)	16	2	37	1,865	(2)	—

Total non-interest revenues	$1,328	$22,074	$(745)	$447	$631	$13,839	$(447)	$37,127

Total revenues, net of interest expense	$(1,605)	$26,339	$335	$3,485	$4,829	$46,022	$(4,525)	$74,880

Provisions for credit losses and for benefits and claims	$—	$96	$—	$2,708	$3,044	$28,938	$(2,708)	$32,078

Expenses
Compensation and benefits	$(89)	$5,144	$—	$393	$514	$13,161	$(393)	$18,730
Compensation and benefits— intercompany	5	403	—	106	106	(514)	(106)	—
Other expense	600	2,011	2	358	471	13,694	(358)	16,778
Other expense—intercompany	260	538	7	416	465	(1,270)	(416)	—

Total operating expenses	$776	$8,096	$9	$1,273	$1,556	$25,071	$(1,273)	$35,508

Income (Loss) before taxes and equity in undistributed income of subsidiaries	$(2,381)	$18,147	$326	$(496)	$229	$(7,987)	$(544)	$7,294
Income taxes (benefits)	(1,437)	6,772	97	(201)	52	(4,864)	201	620
Equities in undistributed income of subsidiaries	6,917	—	—	—	—	—	(6,917)	—

Income (Loss) from continuing operations	$5,973	$11,375	$229	$(295)	$177	$(3,123)	$(7,662)	$6,674
Income from discontinued operations, net of taxes	—	—	—	—	—	(677)	—	(677)

Net income (Loss) before attribution of Noncontrolling Interests	$5,973	$11,375	$229	$(295)	$177	$(3,800)	$(7,662)	$5,997

Net Income (Loss) attributable to Noncontrolling Interests	—	(32)	—	—	—	56	—	24

Citigroup's Net Income (Loss)	$5,973	$11,407	$229	$(295)	$177	$(3,856)	$(7,662)	$5,973

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended September 30, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$169	$—	$—	$—	$—	$—	$(169)	$—

Interest revenue	$226	$4,455	$—	$1,819	$2,084	$19,365	$(1,819)	$26,130
Interest revenue—intercompany	1,098	565	1,269	21	147	(3,079)	(21)	—
Interest expense	2,388	2,740	835	33	154	6,609	(33)	12,726
Interest expense—intercompany	(101)	1,867	(1)	605	490	(2,255)	(605)	—

Net interest revenue	$(963)	$413	$435	$1,202	$1,587	$11,932	$(1,202)	$13,404

Commissions and fees	$—	$1,841	$—	$20	$43	$1,324	$(20)	$3,208
Commissions and fees—intercompany	346	21	—	9	11	(378)	(9)	—
Principal transactions	(497)	(3,318)	2,239	—	(1)	(1,436)	—	(3,013)
Principal transactions—intercompany	335	(900)	(1,542)	—	36	2,071	—	—
Other income	332	784	(130)	65	87	1,586	(65)	2,659
Other income—intercompany	206	35	97	8	3	(341)	(8)	—

Total non-interest revenues	$722	$(1,537)	$664	$102	$179	$2,826	$(102)	$2,854

Total revenues, net of interest expense	$(72)	$(1,124)	$1,099	$1,304	$1,766	$14,758	$(1,473)	$16,258

Provisions for credit losses and for benefits and claims	$—	$7	$—	$1,288	$1,368	$7,692	$(1,288)	$9,067

Expenses
Compensation and benefits	$(57)	$2,244	$—	$174	$232	$5,125	$(174)	$7,544
Compensation and benefits— intercompany	2	226	—	46	46	(274)	(46)	—
Other expense	42	925	1	159	208	5,287	(159)	6,463
Other expense—intercompany	451	(120)	3	174	162	(496)	(174)	—

Total operating expenses	$438	$3,275	$4	$553	$648	$9,642	$(553)	$14,007

Income (Loss) before taxes and equity in undistributed income of subsidiaries	$(510)	$(4,406)	$1,095	$(537)	$(250)	$(2,576)	$368	$(6,816)
Income taxes (benefits)	(868)	(1,893)	376	(185)	(77)	(833)	185	(3,295)
Equities in undistributed income of subsidiaries	(3,386)	—	—	—	—	—	3,386	—

Income (Loss) from continuing operations	$(3,028)	$(2,513)	$719	$(352)	$(173)	$(1,743)	$3,569	$(3,521)
Income from discontinued operations, net of taxes	213	—	—	—	—	400	—	613

Net income (Loss) before attribution of Noncontrolling Interests	$(2,815)	$(2,513)	$719	$(352)	$(173)	$(1,343)	$3,569	$(2,908)

Net Income (Loss) attributable to Noncontrolling Interests	—	—	—	—	—	(93)	—	(93)

Citigroup's Net Income (Loss)	$(2,815)	$(2,513)	$719	$(352)	$(173)	$(1,250)	$3,569	$(2,815)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Nine Months Ended September 30, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$1,617	$—	$—	$—	$—	$—	$(1,617)	$—

Interest revenue	$544	$15,239	$1	$5,447	$6,278	$60,566	$(5,447)	$82,628
Interest revenue—intercompany	3,508	1,564	3,911	57	441	(9,424)	(57)
Interest expense	6,987	10,076	2,645	108	491	21,951	(108)	42,150
Interest expense—intercompany	(242)	4,293	186	1,837	1,651	(5,888)	(1,837)	—

Net interest revenue	$(2,693)	$2,434	$1,081	$3,559	$4,577	$35,079	$(3,559)	$40,478

Commissions and fees	$—	$6,381	$1	$61	$135	$3,831	$(61)	$10,348
Commissions and fees—intercompany	—	453	—	24	32	(485)	(24)	—
Principal transactions	5	(20,400)	3,524	—	(1)	1,425	—	(15,447)
Principal transactions—intercompany	115	4,680	(2,647)	—	26	(2,174)	—	—
Other income	443	2,798	(45)	286	378	7,000	(286)	10,574
Other income—intercompany	(33)	619	33	21	78	(697)	(21)

Total non-interest revenues	$530	$(5,469)	$866	$392	$648	$8,900	$(392)	$5,475

Total revenues, net of interest expense	$(546)	$(3,035)	$1,947	$3,951	$5,225	$43,979	$(5,568)	$45,953

Provisions for credit losses and for benefits and claims	$—	$307	$—	$3,046	$3,315	$18,397	$(3,046)	$22,019

Expenses
Compensation and benefits	$(106)	$7,728	$—	$545	$747	$16,429	$(545)	$24,798
Compensation and benefits— intercompany	6	693	—	145	146	(845)	(145)	—
Other expense	158	2,855	2	416	550	16,235	(416)	19,800
Other expense—intercompany	596	711	49	336	367	(1,723)	(336)	—

Total operating expenses	$654	$11,987	$51	$1,442	$1,810	$30,096	$(1,442)	$44,598

Income (Loss) before taxes and equity in undistributed income of subsidiaries	$(1,200)	$(15,329)	$1,896	$(537)	$100	$(4,514)	$(1,080)	$(20,664)
Income taxes (benefits)	(1,643)	(6,273)	656	(174)	54	(2,422)	174	(9,628)
Equities in undistributed income of subsidiaries	(11,077)	—	—	—	—	—	11,077	—

Income (Loss) from continuing operations	$(10,634)	$(9,056)	$1,240	$(363)	$46	$(2,092)	$9,823	$(11,036)
Income from discontinued operations, net of taxes	213	—	—	—	—	365	—	578

Net income (Loss) before attribution of Noncontrolling Interests	$(10,421)	$(9,056)	$1,240	$(363)	$46	$(1,727)	$9,823	$(10,458)

Net Income (Loss) attributable to Noncontrolling Interests	—	(7)	—	—	—	(30)	—	(37)

Citigroup's Net Income (Loss)	$(10,421)	$(9,049)	$1,240	$(363)	$46	$(1,697)	$9,823	$(10,421)

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$2,798	$—	$181	$257	$23,427	$(181)	$26,482
Cash and due from banks—intercompany	16	1,609	1	140	159	(1,785)	(140)	—
Federal funds sold and resale agreements	—	176,406	—	—	—	20,951	—	197,357
Federal funds sold and resale agreements—intercompany	—	23,165	—	—	—	(23,165)	—	—
Trading account assets	25	145,444	41	—	16	195,171	—	340,697
Trading account assets—intercompany	1,152	8,592	811	—	6	(10,561)	—	—
Investments	11,227	274	—	2,456	2,720	247,669	(2,456)	261,890
Loans, net of unearned income	—	430	—	43,534	49,907	571,874	(43,534)	622,211
Loans, net of unearned income—intercompany	—	—	144,343	3,512	6,716	(151,059)	(3,512)	—
Allowance for loan losses	—	(139)	—	(3,425)	(3,766)	(32,511)	3,425	(36,416)

Total loans, net	$—	$291	$144,343	$43,621	$52,857	$388,304	$(43,621)	$585,795
Advances to subsidiaries	145,529	—	—	—	—	(145,529)	—	—
Investments in subsidiaries	210,989	—	—	—	—	—	(210,989)	—
Other assets	12,295	69,947	728	6,161	7,014	362,790	(6,161)	452,774
Other assets—intercompany	10,853	54,776	3,235	31	1,353	(70,217)	(31)	—
Assets of discontinued operations held for sale	—	—	—	—	—	23,604	—	23,604

Total assets	$392,086	$483,302	$149,159	$52,590	$64,382	$1,010,659	$(263,579)	$1,888,599

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$832,603	$—	$832,603
Federal funds purchased and securities loaned or sold	—	139,681	—	—	—	38,478	—	178,159
Federal funds purchased and securities loaned or sold—intercompany	185	4,485	—	—	—	(4,670)	—	—
Trading account liabilities	—	77,681	52	—	—	52,807	—	130,540
Trading account liabilities—intercompany	989	8,839	1,260	—	—	(11,088)	—	—
Short-term borrowings	1,249	5,554	10,065	—	434	47,429	—	64,731
Short-term borrowings—intercompany	—	91,015	80,610	5,135	34,483	(206,108)	(5,135)	—
Long-term debt	214,981	15,403	51,208	1,677	6,348	91,617	(1,677)	379,557
Long-term debt—intercompany	445	46,273	1,208	37,868	15,453	(63,379)	(37,868)	—
Advances from subsidiaries	21,958	—	—	—	—	(21,958)	—	—
Other liabilities	5,819	66,135	651	1,910	1,588	69,863	(1,910)	144,056
Other liabilities—intercompany	5,618	9,378	177	700	325	(15,498)	(700)	—
Liabilities of discontinued operations held for sale	—	—	—	—	—	16,004	—	16,004

Total liabilities	$251,244	$464,444	$145,231	$47,290	$58,631	$826,100	$(47,290)	$1,745,650

Citigroup stockholder's equity	$140,842	$18,443	$3,928	$5,300	$5,751	$182,867	$(216,289)	$140,842
Noncontrolling interest	—	415	—	—	—	1,692	—	2,107

Total equity	$140,842	$18,858	$3,928	$5,300	$5,751	$184,559	$(216,289)	$142,949

Total liabilities and equity	$392,086	$483,302	$149,159	$52,590	$64,382	$1,010,659	$(263,579)	$1,888,599

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$3,142	$—	$149	$211	$25,900	$(149)	$29,253
Cash and due from banks—intercompany	13	1,415	1	141	185	(1,614)	(141)	—
Federal funds sold and resale agreements	—	167,589	—	—	—	16,544	—	184,133
Federal funds sold and resale agreements—intercompany	—	31,446	—	—	—	(31,446)	—	—
Trading account assets	20	155,136	88	—	15	222,376	—	377,635
Trading account assets—intercompany	818	11,197	4,439	—	182	(16,636)	—	—
Investments	25,611	382	—	2,059	2,366	227,661	(2,059)	256,020
Loans, net of unearned income	—	663	—	48,663	55,387	638,166	(48,663)	694,216
Loans, net of unearned income—intercompany	—	—	134,744	3,433	11,129	(145,873)	(3,433)	—
Allowance for loan losses	—	(122)	—	(3,415)	(3,649)	(25,845)	3,415	(29,616)

Total loans, net	$—	$541	$134,744	$48,681	$62,867	$466,448	$(48,681)	$664,600
Advances to subsidiaries	167,043	—	—	—	—	(167,043)	—	—
Investments in subsidiaries	149,424	—	—	—	—	—	(149,424)	—
Other assets	12,148	74,740	51	6,156	6,970	332,920	(6,156)	426,829
Other assets—intercompany	14,998	108,952	3,997	254	504	(128,451)	(254)	—

Total assets	$370,075	$554,540	$143,320	$57,440	$73,300	$946,659	$(206,864)	$1,938,470

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$774,185	$—	$774,185
Federal funds purchased and securities loaned or sold	—	165,914	—	—	—	39,379	—	205,293
Federal funds purchased and securities loaned or sold—intercompany	8,673	34,007	—	—	—	(42,680)	—	—
Trading account liabilities	—	70,006	14	—	—	95,780	—	165,800
Trading account liabilities—intercompany	732	12,751	2,660	—	—	(16,143)	—	—
Short-term borrowings	2,571	9,735	30,994	—	222	83,169	—	126,691
Short-term borrowings—intercompany	—	87,432	66,615	6,360	39,637	(193,684)	(6,360)	—
Long-term debt	192,290	20,623	37,374	2,214	8,333	100,973	(2,214)	359,593
Long-term debt—intercompany	—	60,318	878	40,722	17,655	(78,851)	(40,722)	—
Advances from subsidiaries	7,660	—	—	—	—	(7,660)	—	—
Other liabilities	7,347	75,247	855	1,907	1,808	77,629	(1,907)	162,886
Other liabilities—intercompany	9,172	10,213	232	833	332	(19,949)	(833)	—

Total liabilities	$228,445	$546,246	$139,622	$52,036	$67,987	$812,148	$(52,036)	$1,794,448

Citigroup stockholders' equity	141,630	7,819	3,698	5,404	5,313	132,594	(154,828)	141,630
Noncontrolling interest	—	475	—	—	—	1,917	—	2,392

Total equity	$141,630	$8,294	$3,698	$5,404	$5,313	$134,511	$(154,828)	$144,022

Total liabilities and equity	$370,075	$554,540	$$143,320	$57,440	$73,300	$946,659	$(206,864)	$1,938,470

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash (used in) provided by operating activities	$(1,854)	$18,928	$2,185	$3,312	$3,757	$(36,850)	$(3,312)	$(13,834)

Cash flows from investing activities
Change in loans	$—	$—	$(9,324)	$1,528	$1,504	$(119,841)	$(1,528)	$(127,661)
Proceeds from sales and securitizations of loans	—	163	—	—	—	185,279	—	185,442
Purchases of investments	(13,777)	(13)	—	(531)	(579)	(152,746)	531	(167,115)
Proceeds from sales of investments	6,892	—	—	398	435	59,563	(398)	66,890
Proceeds from maturities of investments	20,209	—	—	230	309	69,700	(230)	90,218
Changes in investments and advances—intercompany	(20,968)	—	—	(290)	4,202	16,766	290	—
Business acquisitions	—	—	—	—	—	—	—	—
Other investing activities	—	(775)	—	—	—	(42,291)	—	(43,066)

Net cash (used in) provided by investing activities	$(7,644)	$(625)	$(9,324)	$1,335	$5,871	$16,430	$(1,335)	$4,708

Cash flows from financing activities
Dividends paid	$(3,235)	$—	$—	$—	$—	$—	$—	(3,235)
Dividends paid—intercompany	(122)	(1,000)	—	—	—	1,122	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—
Treasury stock acquired	(3)	—	—	—	—	—	—	(3)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	12,235	(2,406)	14,020	(537)	(1,985)	(15,250)	537	6,614
Proceeds/(Repayments) from issuance of long-term debt—intercompany, net	—	(14,450)	—	(2,854)	(2,202)	16,652	2,854	—
Change in deposits	—	—	—	—	—	58,418	—	58,418
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(1,339)	(4,181)	(20,932)	(1,225)	(226)	(29,465)	1,225	(56,143)
Net change in short-term borrowings and other advances—intercompany	2,081	3,583	14,056	—	(5,154)	(14,566)	—	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	(116)	—	(5)	—	(41)	46	—	(116)

Net cash provided by (used in) financing activities	$9,501	$(18,454)	$7,139	$(4,616)	$(9,608)	$16,957	$4,616	$5,535

Effect of exchange rate changes on cash and due from banks	$—	—	—	—	—	$582	—	$582

Net cash used in discontinued operations	$—	—	—	—	—	$238	—	$238

Net increase (decrease) in cash and due from banks	$3	$(151)	$—	$31	$20	$(2,643)	$(31)	$(2,771)
Cash and due from banks at beginning of period	13	4,557	1	290	396	24,286	(290)	29,253

Cash and due from banks at end of period	$16	$4,406	$1	$321	$416	$21,643	$(321)	$26,482

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$613	$(743)	$422	$96	$381	$(1,924)	$(96)	$(1,251)
Interest	6,190	6,006	2,232	2,454	469	6,441	(2,454)	21,338
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$1,217	$1,261	$888	$(1,217)	$2,149

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2008
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(1,519)	$4,587	$1,981	$3,232	$2,920	$90,977	$(3,232)	$98,946

Cash flows from investing activities
Change in loans	$—	$67	$1,379	$(3,434)	$(2,003)	$(187,302)	3,434	$(187,859)
Proceeds from sales and securitizations of loans	—	91	—	—	—	203,772	—	203,863
Purchases of investments	(167,093)	(134)	—	(945)	(1,142)	(104,446)	945	(272,815)
Proceeds from sales of investments	11,727	—	—	208	473	48,055	(208)	60,255
Proceeds from maturities of investments	137,005	—	2	475	584	56,721	(475)	194,312
Changes in investments and advances—intercompany	(20,954)	—	—	(1,054)	913	20,041	1,054	—
Business acquisitions	—	—	—	—	—	—	—	—
Other investing activities	—	(19,046)	—	—	—	23,253	—	4,207

Net cash (used in) provided by investing activities	$(39,315)	$(19,022)	$1,381	$(4,750)	$(1,175)	$60,094	$4,750	$1,963

Cash flows from financing activities
Dividends paid	$(6,008)	$—	$—	$—	$—	$—	$—	$(6,008)
Dividends paid-intercompany	(180)	(84)	—	—	—	264	—	—
Issuance of common stock	4,961	—	—	—	—	—	—	4,961
Issuance/(Redemptions) of preferred stock	27,424	—	—	—	—	—	—	27,424
Treasury stock acquired	(6)	—	—	—	—	(1)	—	(7)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	14,608	(9,068)	6,188	(720)	(2,223)	(36,267)	720	(26,762)
Proceeds/(Repayments) from issuance of long-term debt—intercompany, net	—	23,322	—	(1,513)	(2,181)	(21,141)	1,513	—
Change in deposits	—	—	—	—	—	(32,411)	—	(32,411)
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(3,196)	(5,269)	(9,096)	—	(105)	(23,967)	—	(41,633)
Net change in short-term borrowings and other advances—intercompany	3,622	4,873	(448)	3,724	2,721	(10,768)	(3,724)	—
Capital contributions from parent	—	—	(1)	—	—	1	—	—
Other financing activities	(377)	—	—	—	—	—	—	(377)

Net cash provided by (used in) financing activities	$40,848	$13,774	$(3,357)	$1,491	$(1,788)	$(124,290)	$(1,491)	$(74,813)

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$(1,105)	$—	$(1,105)

Net cash from discontinued operations	$—	$—	$—	$—	$—	$(171)	$—	$(171)

Net increase (decrease) in cash and due from banks	$14	$(661)	$5	$(27)	$(43)	$25,505	$27	$24,820
Cash and due from banks at beginning of period	19	5,297	2	321	440	32,448	(321)	38,206

Cash and due from banks at end of period	$33	$4,636	$7	$294	$397	$57,953	(294)	$63,026

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$339	$(2,867)	$261	$304	$261	$4,129	$(304)	$2,123
Interest	7,083	14,582	2,916	1,428	252	19,461	(1,428)	44,294
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$1,108	$1,148	$1,426	$(1,108)	$2,574

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Subprime Mortgage—Related Litigation and Other Matters

        Securities Actions.    On July 22, 2009, plaintiffs in BRECHER, ET AL. v. CGMI, ET AL. voluntarily dismissed the claims against the individual defendants and moved to remand the remaining action against Citigroup, CGMI, and the Personnel and Compensation Committee to state court. On September 8, 2009, the United States District Court for the Southern District of California ordered that defendants show cause as to why there was federal jurisdiction over the case. On September 17, 2009, defendants responded to the district court's order.

        On August 7, 2009, the Judicial Panel on Multidistrict Litigation transferred BRECHER, ET AL. v. CITIGROUP INC., ET AL. to the Southern District of New York for coordination with IN RE CITIGROUP INC. SECURITIES LITIGATION.

        On August 19, 2009, KOCH, ET AL. v. CITIGROUP INC., ET AL., a putative class action, was filed in the United States District Court for the Southern District of California on behalf of participants in Citigroup's Voluntary FA Capital Accumulation Program ("FA CAP Program") against various defendants, including Citigroup and CGMI, asserting claims under the Securities Act of 1933, the Securities Exchange Act of 1934, and Minnesota state law in connection with plaintiffs' acquisition of certain securities through the FA CAP Program. On September 30, 2009, the Judicial Panel on Multidistrict Litigation conditionally transferred KOCH to the United States District Court for the Southern District of New York as a potential tag-along to IN RE CITIGROUP INC. SECURITIES LITIGATION. On October 8, 2009, a consolidated amended complaint was filed in BRECHER, ET AL. v. CITIGROUP INC., ET AL. in the United States District Court for the Southern District of New York, asserting claims under the federal securities laws and Minnesota and California state law. The complaint purports to consolidate the similar claims asserted in KOCH.

        On August 31, 2009, ASHER, ET AL. v. CITIGROUP INC., ET AL. and PELLEGRINI, ET AL. v. CITIGROUP INC., ET AL. were consolidated with IN RE CITIGROUP INC. BOND LITIGATION.

        On October 14, 2009, INTERNATIONAL FUND MANAGEMENT S.A., ET AL. v. CITIGROUP INC., ET AL. was filed by several foreign investment funds and fund management companies and the City of Richmond in the United States District Court for the Southern District of New York, asserting, among other claims, claims under the Securities Exchange Act of 1934 against various defendants, including Citigroup and several current and former Citigroup executives. The claims asserted in this action are similar to those asserted in IN RE CITIGROUP INC. SECURITIES LITIGATION.

        Derivative Actions.    On August 25, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in IN RE CITIGROUP INC. SHAREHOLDER DERIVATIVE LITIGATION for failure to make a pre-suit demand on the Board of Directors and failure to plead demand futility. On September 18, 2009, plaintiffs filed a motion for leave to amend the complaint.

        Citigroup has received letters on behalf of purported shareholders demanding that the Board of Directors take remedial action, including the filing of legal claims, with respect to certain of the matters alleged in the subprime mortgage—related securities and derivative litigations, among other matters. The Board has formed a committee to consider the demands asserted in the letters.

        ERISA Actions.    On August 31, 2009, the United States District Court for the Southern District of New York dismissed the complaint in IN RE CITIGROUP ERISA LITIGATION for failure to state a claim that defendants breached their fiduciary duties by offering Citigroup stock as an investment option in the ERISA plans and entered judgment in favor of defendants. On September 8, 2009, plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit.

        Other Matters.    Underwriting Actions. American Home Mortgage. On July 27, 2009, UTAH RETIREMENT SYSTEMS v. STRAUSS, ET AL. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933 and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGMI.

        On July 31, 2009, the United States District Court for the Eastern District of New York entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGMI) in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION.

        AIG.    On August 5, 2009, the underwriter defendants, including CGMI and CGML, moved to dismiss the consolidated amended complaint in IN RE AMERICAN INTERNATIONAL GROUP, INC. 2008 SECURITIES LITIGATION.

        Discrimination in Lending Actions. On September 21, 2009, the United States District Court for the Central District of California denied defendant CitiMortgage's motion for summary judgment and granted its motion to strike the jury demand in NAACP v. AMERIQUEST MORTGAGE CO., ET AL.

        Public Nuisance and Related Actions. On August 7, 2009, the City of Cleveland dismissed, without prejudice, its claims against CitiFinancial and CitiMortgage in CITY OF CLEVELAND v. JP MORGAN CHASE BANK, N.A., ET AL.

        Counterparty Actions. On October 7, 2009, defendants filed a motion to dismiss the complaint in AMBAC CREDIT PRODUCTS, LLC v. CITIGROUP INC., ET AL.

        Governmental and Regulatory Matters.    Citigroup and certain of its affiliates and current and former employees are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in efforts to resolve certain of these matters.

Auction Rate Securities—Related Litigation and Other Matters

        Securities Actions.    On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V PHARMACEUTICAL CO. v. CGMI from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION. On August 24, 2009, CGMI moved to dismiss the complaint.

        On September 11, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION. On October 15, 2009, lead plaintiff filed a second consolidated amended complaint asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934.

        On October 2, 2009, the Judicial Panel on Multidistrict Litigation transferred OCWEN FINANCIAL CORP., ET AL. v. CGMI to the United States District Court for the Southern District of New York for coordination with IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION.

        Derivative Actions.    On September 10, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in LOUISIANA MUNICIPAL POLICE EMPLOYEES RETIREMENT SYSTEM v. PANDIT, ET AL. for failure to make a pre-suit demand on the Board of Directors and failure to plead demand futility. On September 16, 2009, Citigroup received a letter on behalf of plaintiff demanding that the Board of Directors take remedial action, including the filing of legal claims, with respect to the matters alleged in the dismissed complaint. The Board has formed a committee to consider the demands asserted in the letter. On September 23, 2009, plaintiff filed a motion for reconsideration of the district court's order of dismissal.

        Governmental and Regulatory Actions.    Citigroup and certain of its affiliates and current and former employees are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

Falcon and ASTA/MAT-Related Litigation and Other Matters

        ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al.    On September 14, 2009, defendants filed a motion to dismiss the amended complaint.

        Governmental and Regulatory Matters.    Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

Adelphia Communications Corporation

        Trial of the Adelphia Recovery Trust's claims against Citigroup and numerous other defendants is scheduled to begin in April 2010.

IPO Securities Litigation

        In October 2009, the District Court entered an order granting final approval of the settlement.

Other Matters

        Destiny Litigations.    On June 9 and 12, 2009, two actions—DESTINY USA HOLDINGS, LLC v. CITIGROUP GLOBAL MARKETS REALTY CORP. and CONGEL, ET. AL. v. CITIGROUP GLOBAL MARKETS REALTY CORP.—were filed in New York State Supreme Court, Onondaga County, against Citigroup Global Markets Realty Corp. (CGMRC), respectively relating to CGMRC's issuance of Deficiency and Default Notices (the "Notices") pursuant to a construction loan agreement with Destiny USA Holdings, LLC (Destiny). Destiny seeks declaratory and injunctive relief and damages for CGMRC's alleged breach of the loan agreement. On July 17, 2009, the court granted Destiny's motion for a preliminary injunction, vacated the Notices, and directed CGMRC to pay all sums due under Destiny's existing funding requests and to pay all future sums due as requested under the loan agreement. That order has been stayed pending the outcome of CGMRC's state court appeal.

        Investor Actions.    Investors in municipal bonds and other instruments affected by the collapse of the credit markets have sued Citigroup on a variety of theories. On August 10, 2009, certain such investors, a Norwegian securities firm and seven Norwegian municipalities, filed an action—TERRA SECURITIES ASA KONKURSBO, ET AL. v. CITIGROUP INC., ET AL.—in the United States District Court for the Southern District of New York against Citigroup, CGMI and Citigroup Alternative Investments LLC, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities' investment in certain notes. On October 7, 2009, defendants filed a motion to dismiss.

        Japan Regulatory Matters.    Beginning in late 2008, certain Citigroup affiliates received requests for information from Japanese regulators relating to the accuracy of their large shareholding reporting in Japan. These Citigroup affiliates are cooperating fully with such requests and, among other things, in the third quarter of 2009 filed approximately 900 public reports in Japan correcting and supplementing previous large shareholding reports. Administrative fines and other penalties may be imposed against these Citigroup affiliates.

        Lehman Brothers—Structured Notes.    Retail customers outside of the United States continue to file, and threaten to file, claims for the loss in value of their investments. There are currently 99 civil actions pending in six European countries related to the distribution of Lehman structured notes. The first court hearing in the Belgian criminal case (in which more than 1300 customers are expected to file as civil complainants seeking compensation) is expected to take place on December 1, 2009. A criminal investigation has begun in Poland, and the criminal investigations in Greece continue. Scrutiny by regulatory authorities outside of the United States is ongoing, and there have been a number of adverse regulatory findings.

        Pension Plan Litigation.    On October 19, 2009, the United States Court of Appeals for the Second Circuit reversed the district court's order granting summary judgment in favor of plaintiffs and dismissed plaintiffs' complaint. The Second Circuit held that Citigroup's pension plan did not violate ERISA's minimum benefit accrual rules and that there had been no violation of ERISA's notice requirements.

        W.R. Huff Asset Management Co., LLC v. Kohlberg Kravis Roberts & Co., L.P.    On August 6, 2009, the Circuit Court of Jefferson County, Alabama, granted defendant Robinson Humphrey Co. LLC's motion to strike the Fourth Amended Complaint on statute of limitations grounds, thereby dismissing Robinson Humphrey Co. LLC from the case. On August 25, 2009, the case was consolidated for discovery purposes, but not for trial, with the related case against Salomon Brothers, Inc., 27001 PARTNERSHIP, ET AL. v. BT SECURITIES CORP., ET AL. Trial in the 27001 PARTNERSHIP action remains scheduled to commence in February 2010. On September 18, 2009, defendants Salomon Brothers, Inc. and Chemical Securities, Inc. moved for summary judgment, and plaintiffs moved for partial summary judgment.

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

        The following table summarizes the Company's share repurchases during the first nine months of 2009:

In millions, except per share amounts	Total shares purchased(1)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plans or programs
First quarter 2009
Open market repurchases(1)	0.2	$3.03	$6,741
Employee transactions(2)	10.7	3.56	N/A

Total first quarter 2009	10.9	$3.55	$6,741

Second quarter 2009
Open market repurchases(1)	0.2	$3.27	$6,740
Employee transactions(2)	4.4	3.67	N/A

Total second quarter 2009	4.6	$3.65	$6,740

July 2009
Open market repurchases(1)	0.4	$3.09	$6,739
Employee transactions(2)	1.1	3.08	N/A
August 2009
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	0.1	3.66	N/A
September 2009
Open market repurchases(1)	0.1	$4.67	$6,739
Employee transactions(2)	0.1	4.52	N/A

Third quarter 2009
Open market repurchases(1)	0.5	$3.21	$6,739
Employee transactions(2)	1.3	3.22	N/A

Total third quarter 2009	1.8	$3.22	$6,739

Year-to-date 2009
Open market repurchases(1)	0.9	$3.18	$6,739
Employee transactions(2)	16.4	3.56	N/A

Total year-to-date 2009	17.3	$3.54	$6,739

(1)
All open market repurchases were transacted under an existing authorized share repurchase plan. On April 17, 2006, the Board of Directors authorized up to an additional $10 billion in share repurchases. Shares repurchased in the first, second and third quarters of 2009 relate to customer fails/errors.

(2)
Consists of shares added to treasury stock related to activity on employee stock option program exercises, where the employee delivers existing shares to cover the option exercise, or under the Company's employee restricted or deferred stock program, where shares are withheld to satisfy tax requirements.

N/A    Not applicable.

        In accordance with the recent exchange agreements with the USG, the Company agreed not to pay a quarterly common stock dividend exceeding $0.01 per share per quarter for so long as the USG holds any debt or equity security of Citigroup (or any affiliate thereof) acquired by the USG in connection with the public and private exchange offers, without the consent of the USG. Any dividend on Citi's outstanding common stock would need to be made in compliance with Citi's obligations to any remaining outstanding preferred stock. In addition, pursuant to various of its agreements with the USG, the Company agreed not to repurchase its common stock subject to certain limited exceptions, including in the ordinary course of business as part of employee benefit programs, without the consent of the USG.

Item 4. Submission of Matters to a Vote of Security Holders

        On the July 24, 2009 voting deadline for Citigroup's Preferred Proxy Statement dated June 18, 2009, the votes cast on the proposals to amend the Company's restated certificate of incorporation and the certificates of designation of certain series of the Company's preferred stock did not meet the required quorum of a majority of the outstanding shares of the Company's common stock. As a result, the proposals were not approved.

        Set forth below, with respect to the proposals covered by Citigroup's Preferred Proxy Statement dated June 18, 2009, are the number of votes consenting to approve the proposal, the number of votes withholding consent, and the number of abstentions.

		CONSENT	WITHHOLD CONSENT	ABSTAIN
(1)	Proposal to eliminate certain requirements with respect to the declaration and payment of dividends on the Company's preferred stock.	1,616,485,022	133,242,379	188,213,673
(2)	Proposal to eliminate the right of holders of the Company's preferred stock to elect two directors if dividends on that preferred stock have not been paid.	1,608,466,652	137,116,210	192,358,085
(3)	Proposal to clarify that shares of certain series of the Company's preferred stock acquired by the Company will be restored to the status of authorized but unissued shares without designation as to series.	1,134,202,301	607,909,223	195,824,857
(4)	Proposal to increase the number of authorized shares of preferred stock from 30 million to 2 billion.	1,105,887,808	629,622,756	192,425,539

        On September 3, 2009, the Company announced that its common stockholders had approved the three proposed amendments to the Company's restated certificate of incorporation submitted to common stockholders in Citigroup's Common Proxy Statement dated June 18, 2009.

        Set forth below, with respect to the proposals covered by Citigroup's Common Proxy Statement dated June 18, 2009, are the number of votes consenting to approve the proposal, the number of votes withholding consent, and the number of abstentions.

		CONSENT	WITHHOLD CONSENT	ABSTAIN
(1)	Proposal to increase the number of authorized shares of common stock from 15 billion to 60 billion shares.	7,056,506,251	188,694,489	26,840,344
(2)	Proposal to effect a reverse stock split of the Company's common stock at any time prior to June 30, 2010 at one of seven reverse split ratios, at the sole discretion of the Company's Board of Directors.	8,558,930,213	537,925,274	78,420,206
(3)	Proposal to eliminate the voting rights of shares of common stock with respect to any amendment to the Company's restated certificate of incorporation that relates solely to the terms of one or more outstanding series of the Company's preferred stock.	6,629,778,336	604,659,624	37,525,290

 Item 6. Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November, 2009.

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
2.02
Share Purchase Agreement, dated May 1, 2009, by and among Nikko Citi Holdings Inc., Nikko Cordial Securities Inc., Nikko Citi Business Services Inc., Nikko Citigroup Limited, and Sumitomo Mitsui Banking Corporation, incorporated by reference to Exhibit 2.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (File No. 1-9924).
3.01	+	Restated Certificate of Incorporation of the Company, dated October 30, 2009.
3.02		By-Laws of the Company, as amended, effective October 16, 2007, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 19, 2007 (File No. 1-9924).
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
10.01	+	Form of Citigroup Equity or Deferred Cash Award Agreement (effective November 1, 2009).
12.01	+	Calculation of Ratio of Income to Fixed Charges.
12.02	+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01	+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	+	Residual Value Obligation Certificate.
101.01	+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended September 30, 2009, filed on November 6, 2009, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith