Form 10-K
period 2009-12-31
CITIGROUP INC
filed 2010-02-26
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number 1-9924

Citigroup Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1568099
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

399 Park Avenue, New York, NY	10043
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 559-1000

Securities registered pursuant to Section 12(b) of the Act: See Exhibit 99.02

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  X  Yes  ☐  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  X  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X  Yes  ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   X  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

X Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  X  No

The aggregate market value of Citigroup Inc. common stock held by non-affiliates of Citigroup Inc. on June 30, 2009 was approximately $16.3 billion.

Number of shares of common stock outstanding on January 31, 2010: 28,476,886,087

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement for the annual meeting of stockholders scheduled to be held on April 20, 2010, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

10-K CROSS-REFERENCE INDEX

This Annual Report on Form 10-K incorporates the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2009 results.

Form 10-K
Item Number		Page

Part I

1.	Business	4-38, 42, 105-114, 148, 259-262

1A.	Risk Factors	54-60

1B.	Unresolved Staff Comments	Not Applicable

2.	Properties	262

3.	Legal Proceedings	263-266

4.	Submission of Matters to a Vote of
	Security Holders	Not Applicable

Part II

5.	Market for Registrant’s Common
Equity, Related Stockholder
Matters, and Issuer Purchases of
	Equity Securities	45-46, 154, 257,
267, 269-270

6.	Selected Financial Data	13

7.	Management’s Discussion and
Analysis of Financial Condition
	and Results of Operations	4-53, 61-104

7A.	Quantitative and Qualitative
	Disclosures About Market Risk	61-102,149-150,
171-191, 195-238

8.	Financial Statements and
	Supplementary Data	120-258

9.	Changes in and Disagreements
with Accountants on Accounting
	and Financial Disclosure	Not Applicable

9A.	Controls and Procedures	115-116

9B.	Other Information	Not Applicable

Part III

10.	Directors, Executive Officers and
	Corporate Governance	268, 270, 272*

11.	Executive Compensation	**

12.	Security Ownership of Certain
Beneficial Owners and
Management and Related
	Stockholder Matters	***

13.	Certain Relationships and Related
	Transactions, and Director Independence	****

14.	Principal Accounting Fees and
	Services	*****

Part IV

15.	Exhibits and Financial Statement
	Schedules	273

*	For additional information regarding Citigroup’s Directors, see “Corporate Governance,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Citigroup’s Annual Meeting of Stockholders scheduled to be held on April 20, 2010, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.
**	See “Executive Compensation—The Personnel and Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation Tables” in the Proxy Statement, incorporated herein by reference.
***	See “About the Annual Meeting,” “Stock Ownership” and “Proposal 3: Approval of Citigroup 2010 Stock Incentive Plan” in the Proxy Statement, incorporated herein by reference.
****	See “Corporate Governance—Director Independence,” “Certain Transactions and Relationships, Compensation Committee Interlocks and Insider Participation,” “Indebtedness,” “Proposal 1: Election of Directors” and “Executive Compensation” in the Proxy Statement, incorporated herein by reference.
*****	See “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, incorporated herein by reference.

CITIGROUP’S 2009 ANNUAL REPORT ON FORM 10-K

OVERVIEW	4
CITIGROUP SEGMENTS AND REGIONS	5
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS	7
EXECUTIVE SUMMARY	7
2010 Business Outlook	11
RESULTS OF OPERATIONS	13
FIVE-YEAR SUMMARY OF SELECTED
FINANCIAL DATA	13
SEGMENT, BUSINESS AND PRODUCT—
INCOME (LOSS) AND REVENUES	14
Citigroup Income (Loss)	14
Citigroup Revenues	15
CITICORP	16
Regional Consumer Banking	17
North America Regional Consumer Banking	18
EMEA Regional Consumer Banking	20
Latin America Regional Consumer Banking	22
Asia Regional Consumer Banking	24
Institutional Clients Group	26
Securities and Banking	27
Transaction Services	29
CITI HOLDINGS	30
Brokerage and Asset Management	31
Local Consumer Lending	32
Special Asset Pool	35
CORPORATE/OTHER	38
BALANCE SHEET REVIEW	39
Segment Balance Sheet at December 31, 2009	42
CAPITAL RESOURCES AND LIQUIDITY	43
Capital Resources	43
Funding and Liquidity	48
OFF-BALANCE-SHEET ARRANGEMENTS	52
CONTRACTUAL OBLIGATIONS	53
RISK FACTORS	54
MANAGING GLOBAL RISK	61
Risk Management—Overview	61
Risk Aggregation and Stress Testing	62
Risk Capital	62
Credit Risk	63
Loan and Credit Overview	63
2010 Credit Outlook	63
Loans Outstanding	64
Details of Credit Loss Experience	65
Non-Accrual Assets	66
Foregone Interest Revenue on Loans	68
Corporate Loans	68
Consumer Loan Delinquency Amounts and Ratios	70
Consumer Loan Net Credit Losses and Ratios	71
Consumer Loan Modification Programs	72
U.S. Consumer Lending	73
Corporate Loan Details	82
U.S. Subprime-Related Direct Exposure in Citi Holdings—
Special Asset Pool	85
Direct Exposure to Monolines	87
Highly Leveraged Financial Transactions	88
Market Risk	89
Average Balances and Interest Rates—Assets	94
Average Balances and Interest Rates—Liabilities and
Equity, and Net Interest Revenue	95
Analysis of Changes in Interest Revenue	96
Analysis of Changes in Interest Expense and Net Interest Revenue	97
Operational Risk	98
Country and FFIEC Cross-Border Risk Management Process	99
Country and Cross-Border Risk	99
DERIVATIVES	100
PENSION AND POSTRETIREMENT PLANS	103
SIGNIFICANT ACCOUNTING POLICIES AND
SIGNIFICANT ESTIMATES	105
Valuations of Financial Instruments	105
Allowance for Credit Losses	107
Securitizations	107
Goodwill	110
Income Taxes	112
Legal Reserves	113
Accounting Changes and Future Application of
Accounting Standards	113
FORWARD-LOOKING INFORMATION	114
CONTROLS AND PROCEDURES	115
MANAGEMENT’S REPORT ON INTERNAL
CONTROL OVER FINANCIAL REPORTING	116
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM—INTERNAL
CONTROL OVER FINANCIAL REPORTING	117
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM—
CONSOLIDATED FINANCIAL STATEMENTS	118
FINANCIAL STATEMENTS AND NOTES TABLE
OF CONTENTS	119
CONSOLIDATED FINANCIAL STATEMENTS	120
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS	126
FINANCIAL DATA SUPPLEMENT (Unaudited)	258
Ratios	258
Average Deposit Liabilities in Offices Outside the U.S.	258
Maturity Profile of Time Deposits ($100,000 or more)
in U.S. Offices	258
Short-Term and Other Borrowings	258
SUPERVISION AND REGULATION	259
CUSTOMERS	261
COMPETITION	262
PROPERTIES	262
LEGAL PROCEEDINGS	263
UNREGISTERED SALES OF EQUITY; PURCHASES OF EQUITY SECURITIES; DIVIDENDS	267
CORPORATE INFORMATION	270
CITIGROUP BOARD OF DIRECTORS	272

OVERVIEW

Citigroup’s history dates back to the founding of Citibank in 1812. Citigroup’s original corporate predecessor was incorporated in 1988 under the laws of the State of Delaware. Following a series of transactions over a number of years, Citigroup Inc. was formed in 1998 upon the merger of Citicorp and Travelers Group Inc.
     Citigroup is now a global diversified financial services holding company whose businesses provide consumers, corporations, governments and institutions with a broad range of financial products and services. Citi has approximately 200 million customer accounts and does business in more than 140 countries.
     Citigroup currently operates, for management reporting purposes, via two primary business segments: Citicorp, consisting of our Regional Consumer Banking businesses and Institutional Clients Group; and Citi Holdings, consisting of our Brokerage and Asset Management and Local Consumer Lending businesses, and a Special Asset Pool. There is also a third segment, Corporate/Other. For a further description of the business segments and the products and services they provide, see “Citigroup Segments” below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the Consolidated Financial Statements.
     Throughout this report, “Citigroup” and “Citi” refer to Citigroup Inc. and its consolidated subsidiaries.

     As described above, Citigroup is managed pursuant to the following segments:

     *Note: See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Citi Holdings” for a discussion of certain assets, totaling approximately $61 billion, that will be moved from Citi Holdings to Citicorp during the first quarter of 2010.

     The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results above.

(1) Asia includes Japan, Latin America includes Mexico, and North America comprises the U.S., Canada and Puerto Rico.

OVERVIEW (Continued)

On December 23, 2009, Citigroup repaid $20 billion of trust preferred securities held by the U.S. Treasury under the U.S. government’s Troubled Asset Relief Program (TARP) and exited from the loss-sharing agreement, which covered a specified pool of assets, with the U.S. Treasury, FDIC and the Federal Reserve Bank of New York. In connection with the exiting from the loss-sharing agreement, $1.8 billion of the approximately $7.1 billion of additional trust preferred securities held by the U.S. Treasury and FDIC was cancelled. As a result of the repayment of TARP and the exit from the loss-sharing agreement, effective in 2010, Citi is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP.
    Following these transactions, as of December 31, 2009 (i) the U.S. Treasury continued to hold approximately 7.7 billion shares, or approximately 27%, of Citi’s common stock, (ii) the U.S. Treasury and FDIC continue to hold an aggregate of approximately $5.3 billion of Citi’s trust preferred securities, and (iii) the U.S. Treasury continues to hold three warrants exercisable for an aggregate of approximately 465.1 million shares of Citi’s common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Repayment of TARP and Exit from Loss-Sharing Agreement; Common and Preferred Stock Activities” for additional information.
    At December 31, 2009, Citi had approximately 265,300 full-time employees and 3,700 part-time employees. At December 31, 2008, Citi had approximately 322,800 full-time and 4,100 part-time employees.
    Additional information about Citigroup is available on the company’s Web site at www.citigroup.com. Citigroup’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as its other filings with the Securities and Exchange Commission (SEC) are available free of charge through the Web site by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC Web site also contains reports, proxy and information statements, and other information regarding Citi, at www.sec.gov.

Please see “Risk Factors” below for a discussion of certain risks and uncertainties that could materially impact Citigroup’s financial condition and results of operations.

    Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Introduction
Citigroup is a global diversified financial services holding company whose businesses provide consumers, corporations, governments and institutions with a broad range of financial products and services, including consumer banking, credit cards, corporate and investment banking, securities brokerage and wealth management. Citigroup has approximately 200 million customer accounts and does business in more than 140 countries.
    In response to the dramatic and profound changes in the market environment that became increasingly apparent through 2008, in early 2009, Citigroup decided to increase the focus on its core businesses and reorganized into three business segments for management and reporting purposes: Citicorp (Regional Consumer Banking and Institutional Clients Group); Citi Holdings (Brokerage and Asset Management, Local Consumer Lending, and Special Asset Pool); and Corporate/Other (Treasury, corporate expenses). Citi believes the realignment allows it to enhance the capabilities and performance of Citigroup’s core assets, through Citicorp, as well as to tighten its focus on risk management and reduce and realize value from its non-core assets, through Citi Holdings.
    Citigroup reported a net loss for 2009 of $1.6 billion, as compared to a $27.7 billion loss in 2008. Diluted EPS was a loss of $0.80 per share in 2009, versus a loss of $5.63 per share in 2008, and net revenue was $80.3 billion in 2009, versus $51.6 billion in 2008. Net interest revenue declined by $4.8 billion to $48.9 billion in 2009, generally as a result of lower average interest-earning assets, as the company continued its focus on de-risking its balance sheet and decreasing its total assets. Non-interest revenues improved by approximately $33.5 billion to $31.4 billion in 2009, primarily due to lower negative revenue marks in 2009. The decrease in net loss from year to year was primarily attributable to lower revenue marks in 2009 compared with 2008 (a pretax loss of $3.4 billion in 2009 versus a pretax loss of $38.5 billion in 2008), the $11.1 billion pretax Smith Barney gain on sale recorded in the second quarter of 2009 and a $1.4 billion pretax gain related to the exchange offers recognized in the third quarter of 2009. Partially offsetting these items were increasing credit loss provisions during the year and a $10.1 billion pretax loss associated with the repayment of TARP and the exit from the loss-sharing agreement with the U.S. government. Additionally, 2008 included a $9.6 billion pretax goodwill impairment, a $0.9 billion pretax impairment related to Nikko Asset Management, and $3.3 billion pretax of restructuring/repositioning charges. Continued strength of the core Citi franchise was demonstrated by strong revenues in Securities and Banking (S&B) (up 23% from 2008 levels, excluding credit value adjustments (CVA)) and continued stability in both the retail and institutional deposit bases. At December 31, 2009, total deposits were $836 billion, up 8% from December 31, 2008.
    Despite very difficult market and economic conditions, Citicorp remained profitable with $14.8 billion in income from continuing operations in 2009 versus $6.2 billion in 2008, reflecting the strength of the underlying franchise, continued client focus, cost management and strengthened risk management. Citi Holdings recorded a loss of $8.2 billion in 2009 versus a $36.0 billion loss in 2008 as substantial reductions in negative revenue marks, cost cuts and the Smith Barney gain more than offset continued increases in credit costs within Local Consumer Lending. The gain related to the exchange offers and loss associated with TARP repayment and exiting the loss-sharing agreement was recorded in Corporate/Other.
    Citigroup’s 2009 financial results include the impact of 18 divestitures completed in 2009, including Smith Barney, Nikko Cordial Securities and Nikko Asset Management, and 19 divestitures completed in 2008, including Citi’s German retail banking operations, CitiCapital and Redecard. These divestitures were completed in accordance with Citi’s strategy of exiting non-core businesses, while optimizing value for shareholders.
    Citi’s effective tax rate on continuing operations in 2009 was 86%, versus 39% in 2008. The tax provision reflected a benefit arising from a higher proportion of income earned and indefinitely reinvested in countries with relatively lower tax rates, which accounted for 26 percentage points of the differential between the federal statutory tax rate and Citi’s effective tax rate in 2009, as well as a higher proportion of income from tax-advantaged sources.

Repayment of TARP and Exit from Loss-Sharing Agreement; Common and Preferred Stock Activities

Background
In October and December 2008, Citigroup raised $25 billion and $20 billion, respectively, through the sale of preferred stock and warrants to purchase common stock to the U.S. Treasury as part of TARP. In January 2009, Citi issued approximately $7.1 billion of preferred stock to the U.S. Treasury and FDIC, as well as a warrant to purchase common stock to the U.S. Treasury, as consideration for the loss-sharing agreement with the U.S. Treasury, FDIC and the Federal Reserve Bank of New York covering a specified pool of Citigroup assets.
    Pursuant to Citigroup’s exchange offers consummated in July 2009, the $25 billion of TARP preferred stock issued to the U.S. Treasury in October 2008 was exchanged for approximately 7.7 billion shares of Citigroup common stock. At the same time, the $20 billion of TARP preferred stock issued to the U.S. Treasury in December 2008 and the approximately $7.1 billion of preferred stock issued to the U.S. Treasury and FDIC as consideration for the loss-sharing agreement were exchanged for trust preferred securities. Prior to the exchange of the preferred stock held by the U.S. government pursuant to the exchange offers, Citigroup paid the U.S. government approximately $2.2 billion in preferred dividends on its investment in Citi, and has subsequently paid approximately $800 million in interest on the trust preferred securities issued pursuant to the exchange offers.

Repayment of TARP and Exit from loss-sharing agreement
On December 23, 2009, Citigroup repaid the $20 billion of TARP trust preferred securities held by the U.S. Treasury and exited the loss-sharing agreement. In connection with the exit of the loss-sharing agreement, $1.8 billion of the trust preferred securities held by the U.S. Treasury out of the approximately $7.1 billion of trust preferred securities issued in consideration for such agreement to the U.S. Treasury and FDIC was cancelled.
    In connection with the repayment of TARP in December 2009, Citigroup raised an aggregate of approximately $20.3 billion in common equity.  On December 22, 2009 Citigroup issued $17.0 billion of common stock, or approximately 5.4 billion shares, and $3.5 billion of tangible equity units (T-DECs) of which approximately $2.8 billion was recorded as common equity and $0.7 billion was recorded as long-term debt. On December 29, 2009, Citigroup raised an additional approximate $0.6 billion of common stock, or approximately 185 million shares, pursuant to exercise of the underwriters’ overallotment option. In addition, in January 2010, Citigroup issued $1.7 billion of common stock equivalents to its employees in lieu of cash compensation they would have otherwise received. Subject to shareholder approval at Citi’s annual shareholder meeting scheduled to be held on April 20, 2010, the common stock equivalents will be converted into common stock.
    Following the repayment of TARP and exit from the loss-sharing agreement, as of December 31, 2009, the U.S. Treasury continues to hold approximately 7.7 billion shares, or approximately 27.0%, of Citi’s common stock, not including the exercise of the warrants issued to the U.S. Treasury that remain outstanding, as described below. The U.S. Treasury has indicated that it intends to sell its holding in Citi common stock in 2010, subject to a 90-day lock-up period expiring on March 16, 2010. In addition, the U.S. Treasury and FDIC continue to hold an aggregate of approximately $5.3 billion of the trust preferred securities originally issued by Citi as consideration for the loss-sharing agreement.
    As a result of Citi’s repayment of the $20 billion of TARP trust preferred securities and the exit of the loss-sharing agreement, effective in 2010, Citi is no longer deemed to be a beneficiary of “exceptional financial assistance” under TARP.
Common stock warrants issued to the U.S. Treasury
The three warrants issued to the U.S. Treasury as part of TARP and the loss-sharing agreement remain outstanding as of December 31, 2009 following Citi’s repayment of TARP and exit from the loss-sharing agreement.
    Each of the warrants has a term of 10 years from the date of issuance. The warrant issued to the U.S. Treasury in October 2008 has an exercise price of $17.85 per share and is exercisable for approximately 210.1 million shares of common stock. The warrant issued to the U.S. Treasury in December 2008 has an exercise price of $10.61 per share and is exercisable for approximately 188.5 million shares of common stock. The warrant issued to the U.S. Treasury as part of the loss-sharing agreement in January 2009 also has an exercise price of $10.61 and is exercisable for approximately 66.5 million shares of common stock.

    The following table summarizes Citigroup’s issuances, exchanges and repayments of preferred and common stock and trust preferred securities during 2008 and 2009:

			Common stock	Citigroup
			and additional	common stock
In millions of dollars, shares in millions		Preferred stock	paid-in capital	outstanding
	Balance, December 31, 2007	$—	$18,062	4,995
First quarter 2008	Issuance of $12.5 billion of convertible preferred stock
	in a private offering, $3.2 billion of convertible
	preferred stock in a public offering, and $3.7 billion
	of non-convertible preferred stock in public
	offerings	19,384	—	—
	Issuance of shares for Nikko Cordial acquisition	—	(3,485)	175
	Other activity (primarily employee benefit plans)	—	(3,391)	—
Second quarter 2008	Issuance of shares for Nikko Cordial acquisition	—	(15)	—
	Issuance of $8.0 billion of preferred stock in a public
	offering and $4.9 billion of common stock	8,040	4,911	194
	Other activity (primarily employee benefit plans)	—	569	—
Third quarter 2008	Other activity (primarily employee benefit plans)	—	290	—
Fourth quarter 2008	Issuance of $45 billion of preferred stock and warrants
	under TARP	43,203	1,797	—
	Preferred stock Series H discount accretion	37	—	—
	Other activity (primarily employee benefit plans)	—	484	86
	Balance, December 31, 2008	$70,664	$19,222	5,450
First quarter 2009	U.S. government loss-sharing agreement; issuance of
	$7.1 billion of preferred stock and warrants	3,530	88	—
	Reset of convertible preferred stock conversion price	—	1,285	—
	Preferred stock Series H discount accretion	52	—	—
	Other activity (primarily employee benefit plans)	—	(4,013)	63
	Balance, end of period	$74,246	$16,582	5,513
Second quarter 2009	Preferred stock Series H discount accretion	55	—	—
	Other activity (primarily employee benefit plans)	—	138	(5)
	Balance, end of period	$74,301	$16,720	5,508
Third quarter 2009 (1)	Exchange offers:
	Private investors	(12,500)	21,839	3,846
	Public investors—convertible preferred stock	(3,146)	5,136	823
	Public investors—non-convertible preferred stock	(11,465)	9,149	3,351
	Public investors—trust preferred securities	—	4,532	1,660
	U.S. government matching of private exchange offer	(11,924)	10,653	3,846
	U.S. government matching of public exchange offer	(11,926)	10,654	3,846
	U.S. government TARP preferred stock converted to
	trust preferred securities	(19,514)	—	—
	Preferred stock held by U.S. Treasury and FDIC related
	to loss-sharing agreement (converted to trust preferred securities)	(3,530)	—	—
	Preferred stock Series H discount accretion	16	—	—
	Other activity (primarily employee benefit plans)	—	349	(16)
	Balance, end of period	$312	$79,032	22,864
Fourth quarter 2009	Issuance of new common equity and tangible equity units (T-DECs) pursuant
	to repayment of TARP and exiting of loss-sharing agreement	—	20,298	5,582
	Other activity (primarily employee benefit plans)	—	(902)	37
	Balance, December 31, 2009	$312	$98,428	28,483

(1)	In addition to the U.S. government exchanges, pursuant to the exchange offers, private holders of approximately $12.5 billion aggregate liquidation value of Citi preferred stock exchanged such preferred stock for approximately 3.8 billion shares of Citi common stock. In addition, public holders of approximately $20.3 billion aggregate liquidation value of Citi preferred stock and trust preferred securities exchanged such securities for approximately 5.8 billion shares of Citi common stock.

Business Environment
The business environment for financial services firms continued to be challenging in 2009, particularly for firms with significant exposure to consumer credit. U.S. unemployment reached 10.1%, GDP continued to contract through the second quarter, housing markets remained weak, and personal and business bankruptcies increased. These factors drove substantial increases in credit costs across consumer and corporate portfolios. Credit spreads continued to widen earlier in the year, driving further declines in the value of credit-sensitive financial instruments. Equity markets were also very weak during early 2009. At its low point in March 2009, the S&P 500 had declined 55% from December 31, 2007 levels.
    While these trends were negative for the economy and the financial services industry as a whole, they were accompanied by very high levels of volatility and wide spreads within fixed income markets during the first quarter of 2009, which provided substantial trading opportunities. As a result, fixed income capital markets businesses achieved high levels of revenue and profitability during the first quarter, offsetting some of the substantial credit losses incurred in consumer-oriented businesses, including mortgages and cards.
    Beginning in late 2008, significant U.S. government actions were implemented to help stabilize the U.S. economy and restore confidence in the capital markets. The U.S. government had available over $700 billion to invest in financial institutions, including $45 billion in Citi, through TARP. In early 2009, a $787 billion stimulus bill was signed into law. A number of additional programs helped further stimulate demand in 2009, including the U.S. government’s first-time home buyer credit programs. The U.S. government also directly supported the capital markets through various programs, including the Term Asset-Backed Securities Loan Facility (TALF) and the Temporary Liquidity Guarantee Program (TLGP), and through substantial direct purchases of mortgage-backed securities. These actions, combined with continued accommodative monetary policy on the part of the Federal Reserve Board, helped keep home mortgage rates near historic lows and worked to facilitate the continued flow of credit to consumers.
    Late in 2009, some early positive economic signs were observed. U.S. GDP growth was positive in the third and fourth quarters. The S&P 500 finished the year up 23% from December 31, 2008, and up 67% from the trough level in March 2009, though still down 24% from December 31, 2007. Credit spreads, while still elevated, tightened significantly from peak levels in the early part of 2009. In the second half of the year, Citi began to observe some very early signs of stabilization and, in some areas, moderation in U.S. consumer credit trends as net credit losses declined sequentially during the third and fourth quarters, though remaining quite elevated. In addition, improving economic and market trends led to relatively stronger advisory and equity underwriting volumes in the fourth quarter. On the other hand, lower levels of market volatility and volumes resulted in diminished trading opportunities, which led to significant sequential declines in S&B revenues in the second half of the year. In certain key markets in Asia and Latin America, improvement in the labor markets and overall economic recovery was earlier, and somewhat stronger, than that observed in the U.S. Citi observed improving credit trends in key markets including South Korea, Mexico, Australia, Singapore and India, driven by improving economic conditions as well as Citi’s loss mitigation efforts. Further, while EMEA continued to be affected by a challenging economic environment, labor markets began to show some improvement, particularly in Russia and Turkey, and there were some early signs of financial stability returning to some of Citi’s key markets in the region.
    While some economic and market improvements were observed in late 2009, Citi remains cautious, particularly with respect to its North American businesses, as U.S. unemployment remains high at 10.0% as of December 31, 2009, and housing markets remain relatively weak. In addition, there remains significant uncertainty regarding the pace of economic recovery and the impact of the U.S. government’s unwinding of its extensive economic and market supports, which may accelerate in 2010. See “2010 Business Outlook” below.

Citigroup's Actions in Response to Market Challenges
During 2009, Citigroup sought to respond to market challenges and the profound changes in the market environment—changes in funding markets, operating models and client needs—including:

Citi restructured into two primary operating segments—Citicorp and Citi Holdings.
As described above, Citicorp comprises Citi’s core franchise, while Citi Holdings consists of non-core businesses and assets that Citi intends to exit as quickly as practicable while seeking to optimize value for shareholders.

Citigroup continued to reduce operating expenses and headcount.
Citi’s ongoing operating expenses in the fourth quarter of 2009 totaled $12.3 billion, down from $15.1 billion (excluding the goodwill impairment charge) in the fourth quarter of 2008 and $15.7 billion in the fourth quarter of 2007. The decline in expenses was primarily driven by divestitures and re-engineering efforts. In addition, Citi reduced headcount by over 100,000 to approximately 265,000 at December 31, 2009, compared to 375,000 at peak levels in 2007.

Citigroup strengthened its balance sheet.
  Citi increased its common capital ratios.
  Citi significantly increased its Tier 1 Common and Tangible Common Equity (TCE) ratios during 2009, primarily as a result of its exchange offers completed in the third quarter of 2009. At December 31, 2009, Citi’s Tier 1 Common ratio was 9.6% and its TCE ratio was 10.9%, compared to 2.3% and 3.1% at December 31, 2008, respectively. In addition, Citi’s Tier 1 Capital ratio was 11.7% at December 31, 2009. Tier 1 Common and related ratios are measures used and relied on by U.S. banking regulators; however, Tier 1 Common, TCE and related ratios are non-GAAP financial measures for SEC purposes. See “Capital Resources and Liquidity—Capital Resources” for additional information on these measures.

  Citi improved its liquidity position.
  Citigroup lengthened the maturity structure of its liabilities, increased balances of cash and highly liquid securities, continued to grow its deposit base, raised substantial equity capital and reduced illiquid assets, primarily in Citi Holdings. As a result, structural liquidity (defined as deposits, long-term debt and equity as a percentage of total assets) grew to 73% as of December 31, 2009, compared to 66% at December 31, 2008 and 63% at December 31, 2007. Citigroup had $193 billion of cash and deposits with banks as of December 31, 2009. Citi currently anticipates issuing less than $15 billion of Citigroup-level long-term debt in 2010 (down from $85 billion in 2009) due to its current strong liquidity position and anticipated asset reductions within Citi Holdings.

  Citi continued to de-risk and decrease the amount of its total assets.
  Citi’s total assets were approximately $1.86 trillion as of December 31, 2009, down from approximately $1.94 trillion at December 31, 2008 and $2.19 trillion at December 31, 2007. Consistent with Citi’s strategy, Citi Holdings now represents less than 30% of Citi’s total assets as of December 31, 2009, compared to 41% at the start of 2008. While Citi made progress in de-risking and decreasing total assets, particularly in Citi Holdings, these actions, together with an expansion of the Company’s loss mitigation efforts and declining yields in the trading book, resulted in a 9% reduction in net interest revenue in 2009 versus 2008 and a decrease in Citi’s net interest margin (NIM) to 2.65% at December 31, 2009 compared to 3.26% at December 31, 2008.
Citigroup increased its allowance for loan losses.
During 2009, Citi added a net build of $8.0 billion to its allowance for loan losses. The allowance for loan losses was $36 billion at December 31, 2009, or 6.1% of loans, compared to $29.6 billion, or 4.3% of loans, at year-end 2008. With the adoption of SFAS 166 and 167 in the first quarter of 2010, loan loss reserves would have been $49.4 billion, or 6.6% of loans, each as of December 31, 2009 and based on current estimates. The consumer loan loss reserve was $28.4 billion at December 31, 2009, representing 14.1 months of concurrent charge-off coverage, versus 13.1 months at December 31, 2008.

Citi began to make selected investments in its core businesses.
Within Regional Consumer Banking, Citi began making selected investments in its core businesses in the latter part of 2009. For example, in Asia, Citi invested in new customer acquisition in the emerging affluent segment and in card usage promotion. In Latin America, Citi invested in card account acquisition, with a focus on higher-quality new accounts, consistent with portfolio repositioning objectives. Citigroup also continued to invest in consumer banking technology, for example, in banking products in markets such as Singapore, Hong Kong and South Korea, where mobile phones and mobile banking have intersected in ways not yet seen in the U.S. Within Transaction Services, Citi continued to invest in technology to support its global network, including its investor services suite of products, prepaid and commercial cards offerings and launch of a new front end online banking technology that provides a diverse set of functionality beyond traditional transaction management and reporting. These and similar investments have increased, and will likely continue to increase, Citi’s operating expenses.

2010 BUSINESS OUTLOOK
While showing signs of improvement, the macroeconomic environment going into 2010 remains challenging, with U.S. unemployment still elevated. The U.S. government has indicated its intention to continue scaling back programs put in place to support the market during 2008 and 2009. The impact of the U.S. government’s exit from many of these programs is a source of uncertainty in 2010, as is the future course of monetary policy. In addition, the potential impact of new laws and regulations (e.g., The Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act)), potential new capital standards, and other legislative and regulatory initiatives is a source of significant additional uncertainty regarding the business and market environment.

    Citigroup is maintaining a cautious stance in light of this uncertain market environment and continued macroeconomic headwinds. As it enters 2010, Citi is focused on maintaining high levels of capital and liquidity, rigorous risk management practices and cost discipline. In Citi Holdings, Citi will continue to focus on reducing assets, which could result in lower revenues and operating expenses in 2010. In Citicorp, the focus will remain on serving the company’s core institutional, corporate and retail client base in the U.S. and around the world. Citi will continue to focus on credit loss mitigation and expense control, and may continue to invest in areas such as Asia and Latin America, where economic recovery and growth appear to be taking hold. Operating expenses may grow modestly in Citicorp in 2010, as a portion of the cost reductions achieved in Citi Holdings is re-invested in the core franchise.
    Credit costs will likely remain a significant driver of Citigroup’s results in 2010, particularly in North America, where credit trends will largely depend on the broader macroeconomic environment, as well as the impact of industry factors such as CARD Act implementation and the outcome of the Home Affordable Modification Program (HAMP) and other loss mitigation efforts. See “Results of Operations—Citicorp—North America Regional Consumer Banking,” “—Citi Holdings—Local Consumer Lending” and  “Managing Global Risk—Credit Risk” for additional information. Citi expects U.S. consumer net credit losses to increase modestly in the first quarter of 2010 from fourth quarter 2009 levels, due in part to expected seasonal patterns, after which there may be some slight improvement. However, net credit losses in the second half of 2010 will be dependent on the macroeconomic environment and success of the company’s ongoing loss mitigation efforts. Changes to Citigroup’s consumer loan loss reserve balances will continue to reflect the losses embedded in Citi’s consumer loan portfolio due to underlying credit trends as well as the impact of Citi’s forbearance programs. Citi currently expects NIM to remain under pressure due to its enhanced liquidity position and ongoing de-risking of the balance sheet.

RESULTS OF OPERATIONS

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA	Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per-share amounts, ratios and direct staff	2009 (1)	2008	2007		2006		2005
Net interest revenue	$48,914	$53,749	$45,389		$37,928		$37,494
Non-interest revenue	31,371	(2,150)	31,911		48,399		42,583
Revenues, net of interest expense	$80,285	$51,599	$77,300		$86,327		$80,077
Operating expenses	47,822	69,240	58,737		50,301		43,549
Provisions for credit losses and for benefits and claims	40,262	34,714	17,917		7,537		7,971
Income (loss) from continuing operations before income taxes	$(7,799)	$(52,355)	$646		$28,489		$28,557
Income taxes (benefits)	(6,733)	(20,326)	(2,546)		7,749		8,787
Income (loss) from continuing operations	$(1,066)	$(32,029)	$3,192		$20,740		$19,770
Income (loss) from discontinued operations, net of taxes (2)	(445)	4,002	708		1,087		5,417
Cumulative effect of accounting change, net of taxes (3)	—	—	—		—		(49)
Net income (loss) before attribution of noncontrolling interests	$(1,511)	$(28,027)	$3,900		$21,827		$25,138
Net income (loss) attributable to noncontrolling interests	95	(343)	283		289		549
Citigroup’s net income (loss)	$(1,606)	$(27,684)	$3,617		$21,538		$24,589
Earnings per share

Basic:
Income (loss) from continuing operations	$(0.76)	$(6.39)	$0.53		$4.07		$3.69
Net income (loss)	(0.80)	(5.63)	0.68		4.29		4.74

Diluted:
Income (loss) from continuing operations	$(0.76)	$(6.39)	$0.53		$4.05		$3.67
Net income (loss)	(0.80)	(5.63)	0.67		4.27		4.71
Dividends declared per common share	$0.01	$1.12	$2.16		$1.96		$1.76
At December 31
Total assets	$1,856,646	$1,938,470	$2,187,480		$1,884,167		$1,493,886
Total deposits	835,903	774,185	826,230		712,041		591,828
Long-term debt	364,019	359,593	427,112		288,494		217,499
Mandatorily redeemable securities of subsidiary trusts	19,345	24,060	23,756		9,775		6,459
Common stockholders’ equity	152,388	70,966	113,447		118,632		111,261
Total stockholders’ equity	152,700	141,630	113,447		119,632		112,386
Direct staff (in thousands)	265	323	375		327		296
Ratios:
Return on common stockholders’ equity (4)	(9.4)%	(28.8)%	2.9%		18.8%		22.4%
Return on total stockholders’ equity (4)	(1.1)	(20.9)	3.0		18.7		22.2
Tier 1 Capital	11.67%	11.92%	7.12%		8.59%		8.79%
Total Capital	15.25	15.70	10.70		11.65		12.02
Leverage (5)	6.89	6.08	4.03		5.16		5.35
Common stockholders’ equity to assets	8.21%	3.66%	5.19%		6.30%		7.45%
Total stockholders’ equity to assets	8.22	7.31	5.19		6.35		7.52
Dividend payout ratio (6)	NM	NM	322.4		45.9		37.4
Book value per common share	$5.35	$13.02	$22.71		$24.15		$22.34
Ratio of earnings to fixed charges and preferred stock dividends	NM	NM	1.01	x	1.50	x	1.79	x

(1)	On January 1, 2009, Citigroup adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (now ASC 810-10-45-15, Consolidation: Noncontrolling Interest in a Subsidiary), and FSP EITF 03- 6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (now ASC 260-10-45-59A, Earnings Per Share: Participating Securities and the Two-Class Method). All prior periods have been restated to conform to the current period’s presentation.
(2)	Discontinued operations for 2005 to 2009 reflect the sale of Nikko Cordial Securities to Sumitomo Mitsui Banking Corporation, the sale of Citigroup’s German retail banking operations to Crédit Mutuel, and the sale of CitiCapital’s equipment finance unit to General Electric. In addition, discontinued operations for 2005 and 2006 include the operations and associated gain on sale of substantially all of Citigroup’s asset management business, the majority of which closed on December 1, 2005. Discontinued operations from 2005 and 2006 also include the operations and associated gain on sale of Citigroup’s Travelers Life & Annuity, substantially all of Citigroup’s international insurance business and Citigroup’s Argentine pension business to MetLife Inc., which closed on July 1, 2005. See Note 3 to the Consolidated Financial Statements.
(3)	Accounting change of $(49) million in 2005 represents the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143 (FIN 47) (now ASC 410-20, Asset Retirement and Environmental Obligations: Asset Retirement Obligations).
(4)	The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on total stockholders’ equity is calculated using net income divided by average stockholders’ equity.
(5)	Tier 1 Capital divided by each year’s fourth quarter adjusted average total assets (hereinafter as adjusted average total assets).
(6)	Dividends declared per common share as a percentage of net income per diluted share.
NM Not meaningful

SEGMENT, BUSINESS AND PRODUCT—INCOME (LOSS) AND REVENUES

The following tables show the income (loss) and revenues for Citigroup on a segment, business and product view:

CITIGROUP INCOME (LOSS)

				% Change	% Change
In millions of dollars	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Income (loss) from Continuing Operations
CITICORP
Regional Consumer Banking
North America	$354	$(1,578)	$1,867	NM	NM
EMEA	(209)	50	96	NM	(48)%
Latin America	323	(3,348)	1,616	NM	NM
Asia	1,423	1,736	2,010	(18)%	(14)
Total	$1,891	$(3,140)	$5,589	NM	NM
Securities and Banking
North America	$2,417	$2,275	$1,687	6%	35%
EMEA	3,393	656	1,595	NM	(59)
Latin America	1,512	1,048	1,436	44	(27)
Asia	1,830	1,973	1,795	(7)	10
Total	$9,152	$5,952	$6,513	54%	(9)%
Transaction Services
North America	$615	$323	$209	90%	55%
EMEA	1,287	1,246	816	3	53
Latin America	604	588	463	3	27
Asia	1,230	1,196	968	3	24
Total	$3,736	$3,353	$2,456	11%	37%
Institutional Clients Group	$12,888	$9,305	$8,969	39%	4%
Total Citicorp	$14,779	$6,165	$14,558	NM	(58)%
CITI HOLDINGS
Brokerage and Asset Management	$7,107	$(764)	$1,707	NM	NM
Local Consumer Lending	(10,043)	(8,254)	1,712	(22)%	NM
Special Asset Pool	(5,303)	(26,994)	(12,111)	80	NM
Total Citi Holdings	$(8,239)	$(36,012)	$(8,692)	77%	NM
Corporate/Other	$(7,606)	$(2,182)	$(2,674)	NM	18%
Income (loss) from continuing operations	$(1,066)	$(32,029)	$3,192	97%	NM
Discontinued operations	$(445)	$4,002	$708	NM	NM
Net income (loss) attributable to noncontrolling interests	95	(343)	283	NM	NM
Citigroup’s net income (loss)	$(1,606)	$(27,684)	$3,617	94%	NM

NM Not meaningful

CITIGROUP REVENUES

				% Change	% Change
In millions of dollars	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
CITICORP

Regional Consumer Banking
North America	$7,246	$7,764	$9,773	(7)%	(21)%
EMEA	1,555	1,865	1,587	(17)	18
Latin America	7,354	8,758	8,279	(16)	6
Asia	6,616	7,287	7,004	(9)	4
Total	$22,771	$25,674	$26,643	(11)%	(4)%
Securities and Banking
North America	$9,400	$10,987	$8,998	(14)%	22%
EMEA	10,035	6,006	7,756	67	(23)
Latin America	3,411	2,369	3,161	44	(25)
Asia	4,800	5,573	5,441	(14)	2
Total	$27,646	$24,935	$25,356	11%	(2)%
Transaction Services
North America	$2,526	$2,161	$1,646	17%	31%
EMEA	3,389	3,677	2,999	(8)	23
Latin America	1,373	1,439	1,199	(5)	20
Asia	2,501	2,669	2,254	(6)	18
Total	$9,789	$9,946	$8,098	(2)%	23%
Institutional Clients Group	$37,435	$34,881	$33,454	7%	4%
Total Citicorp	$60,206	$60,555	$60,097	(1)%	1%
CITI HOLDINGS

Brokerage and Asset Management	$15,135	$8,423	$10,659	80%	(21)%
Local Consumer Lending	19,182	24,453	26,750	(22)	(9)
Special Asset Pool	(3,682)	(39,574)	(17,896)	91	NM
Total Citi Holdings	$30,635	$(6,698)	$19,513	NM	NM
Corporate/Other	$(10,556)	$(2,258)	$(2,310)	NM	2%
Total net revenues	$80,285	$51,599	$77,300	56%	(33)%

NM Not meaningful

CITICORP

Citicorp is the company’s global bank for consumers and businesses and represents Citi’s core franchise. Citicorp is focused on providing best-in-class products and services to customers and leveraging Citigroup’s unparalleled global network. Citicorp is physically present in nearly 100 countries, many for over 100 years, and offers services in over 140 countries. Citi believes this global network provides a strong foundation for servicing the broad financial services needs of large multinational clients and for meeting the needs of retail, private banking and commercial customers around the world. Citigroup’s global footprint provides coverage of the world’s emerging economies, which the company believes represents a strong area of growth. As discussed in the “Executive Summary,” Citicorp remained profitable in 2008 and 2009, despite very difficult market conditions. At December 31, 2009, Citicorp had approximately $1.1 trillion of assets and $731 billion of deposits, representing approximately 60% of Citi’s total assets and approximately 90% of its deposits.
   Citicorp consists of the following businesses: Regional Consumer Banking (which includes retail banking and Citi-branded cards in four regions—North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Securities and Banking and Transaction Services).

				% Change	% Change
In millions of dollars	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net interest revenue	$33,263	$33,970	$25,600	(2)%	33%
Non-interest revenue	26,943	26,585	34,497	1	(23)
Total revenues, net of interest expense	$60,206	$60,555	$60,097	(1)%	1%
Provisions for credit losses and for benefits and claims
Net credit losses	$6,079	$4,941	$2,700	23%	83%
Credit reserve build	2,562	3,219	1,069	(20)	NM
Provision for loan losses	$8,641	$8,160	$3,769	6%	NM
Provision for benefits and claims	48	6	16	NM	(63)%
Provision for unfunded lending commitments	138	(191)	79	NM	NM
Total provisions for credit losses and for benefits and claims	$8,827	$7,975	$3,864	11%	NM
Total operating expenses	$31,725	$43,533	$36,437	(27)%	19%
Income from continuing operations before taxes	$19,654	$9,047	$19,796	NM	(54)%
Provisions for income taxes	4,875	2,882	5,238	69%	(45)
Income from continuing operations	$14,779	$6,165	$14,558	NM	(58)%
Net income attributable to noncontrolling interests	68	29	63	NM	(54)
Citicorp’s net income	$14,711	$6,136	$14,495	NM	(58)%
Balance sheet data (in billions of dollars)
Total EOP assets	$1,079	$1,002	$1,222	8%	(18)%
Average assets	$1,035	$1,256	$1,353	(18)%	(7)%
Total EOP deposits	$731	$673	$733	9%	(8)%

NM Not meaningful

REGIONAL CONSUMER BANKING

Regional Consumer Banking (RCB) consists of Citigroup’s four regional consumer banks that provide traditional banking services to retail customers. RCB also contains Citigroup’s branded cards business and small commercial banking business. RCB is a globally diversified business with nearly 4,000 branches in 39 countries around the world. During 2009, 68% of total RCB revenues were from outside North America. Additionally, the majority of international revenues and loans were from emerging economies in Asia, Latin America, and Central and Eastern Europe. At year-end 2009, RCB had $213 billion of assets and $290 billion of deposits.

				% Change	% Change
In millions of dollars	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net interest revenue	$15,524	$16,230	$13,896	(4)%	17%
Non-interest revenue	7,247	9,444	12,747	(23)	(26)
Total revenues, net of interest expense	$22,771	$25,674	$26,643	(11)%	(4)%
Total operating expenses	$14,157	$22,578	$15,625	(37)%	44%
Net credit losses	$5,356	$4,024	$2,390	33%	68%
Credit reserve build	1,705	2,070	902	(18)	NM
Provision for benefits and claims	48	6	15	NM	(60)
Provisions for loan losses and for benefits and claims	$7,109	$6,100	$3,307	17%	84%
Income (loss) from continuing operations before taxes	$1,505	$(3,004)	$7,711	NM	NM
Income taxes (benefits)	(386)	136	2,122	NM	(94)%
Income (loss) from continuing operations	$1,891	$(3,140)	$5,589	NM	NM
Net income attributable to noncontrolling interests	—	11	18	(100)%	(39)%
Net income (loss)	$1,891	$(3,151)	$5,571	NM	NM
Average assets (in billions of dollars)	$196	$219	$199	(11)%	10%
Return on assets	0.96%	(1.44)%	2.80%
Average deposits (in billions of dollars)	$271	$267	$256	1%	4%
Net credit losses as a percentage of average loans	4.47%	3.15%	2.08%
Revenue by business
Retail banking	$12,799	$13,700	$12,871	(7)%	6%
Citi-branded cards	9,972	11,974	13,772	(17)	(13)
Total	$22,771	$25,674	$26,643	(11)%	(4)%
Income (loss) from continuing operations by business
Retail banking	$2,006	$(3,965)	$2,400	NM	NM
Citi-branded cards	(115)	825	3,189	NM	(74)%
Total	$1,891	$(3,140)	$5,589	NM	NM

NM Not meaningful

NORTH AMERICA REGIONAL CONSUMER BANKING

North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses in the U.S. NA RCB’s approximately 1,000 retail bank branches and 12 million retail customer accounts are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia, and the larger cities in Texas. At December 31, 2009, NA RCB had approximately $7.2 billion of retail banking loans and $143.7 billion of deposits. In addition, NA RCB had approximately 23.1 million Citi-branded credit card accounts, with $82.7 billion in outstanding loan balances on a managed basis.

				% Change	% Change
In millions of dollars	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net interest revenue	$4,559	$3,662	$3,019	24%	21%
Non-interest revenue	2,687	4,102	6,754	(34)	(39)
Total revenues, net of interest expense	$7,246	$7,764	$9,773	(7)%	(21)%
Total operating expenses	$5,359	$8,388	$6,401	(36)%	31%
Net credit losses	$1,151	$615	$450	87%	37%
Credit reserve build/(release)	446	463	96	(4)	NM
Provisions for benefits and claims	48	5	(3)	NM	NM
Provision for loan losses and for benefits and claims	$1,645	$1,083	$543	52%	99%
Income (loss) from continuing operations before taxes	242	$(1,707)	$2,829	NM	NM
Income taxes (benefits)	(112)	(129)	962	13%	NM
Income (loss) from continuing operations	$354	$(1,578)	$1,867	NM	NM
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss)	$354	$(1,578)	$1,867	NM	NM
Average assets (in billions of dollars)	$34	$36	$39	(6)%	(8)%
Average deposits (in billions of dollars)	$137	$123	$120	11%	3%
Net credit losses as a percentage of average loans	5.84%	3.60%	2.68%
Revenue by business
Retail banking	$3,907	$3,770	$3,301	4%	14%
Citi-branded cards	3,339	3,994	6,472	(16)	(38)
Total	$7,246	$7,764	$9,773	(7)%	(21)%
Income (loss) from continuing operations by business
Retail banking	$429	$(1,788)	$111	NM	NM
Citi-branded cards	(75)	210	1,756	NM	(88)%
Total	$354	$(1,578)	$1,867	NM	NM

NM Not meaningful

2009 vs. 2008
Revenues, net of interest expense declined 7%, primarily reflecting higher credit losses in the securitization trusts, which were offset by higher credit-card-securitization revenue, higher net interest margin in cards and higher volumes in retail banking.
    Net interest revenue was up 24%, driven by the impact of pricing actions and lower funding costs in Citi-branded cards, and by higher deposit volumes in retail banking, with average deposits up 11% from the prior year.
    Non-interest revenue declined 34%, driven by higher credit losses flowing through the securitization trusts partially offset by securitization revenue, and by the absence of a $349 million gain on the sale of Visa shares and a $170 million gain from a cards portfolio sale in the prior year.
    Operating expenses declined 36% from the prior year. Excluding a 2008 goodwill impairment charge of $2.3 billion, expenses were down 12% reflecting the benefits from re-engineering efforts, lower marketing costs, and the absence of $217 million in repositioning charges in the prior year offset by the absence of a prior-year $159 million Visa litigation reserve release.
    Provisions for loan losses and for benefits and claims increased $562 million, or 52%, primarily due to rising net credit losses in both cards and retail banking. Continued weakening of leading credit indicators and trends in the macroeconomic environment, including rising unemployment and higher bankruptcy filings, primarily drove higher credit costs. The cards managed net credit loss ratio increased 386 basis points to 9.58%, while the retail banking net credit loss ratio increased 75 basis points to 4.29% (see the “Managed Presentations” section below).

2008 vs. 2007
Revenues, net of interest expense decreased 21%, driven by lower securitization revenue and higher credit losses in the securitization trusts, which were partially offset by higher net interest margin in cards and higher revenues in retail banking. Lower securitization revenue was mainly driven by a write-down of $1.1 billion in the residual interest in securitized balances. The residual interest was primarily affected by deterioration in the projected credit loss assumption used to value the asset.
    Net interest revenue was up 21%, mainly driven by lower funding costs.
    Non-interest revenue decreased 39%, primarily due to lower securitization revenue, higher credit losses in the securitization trusts, and the absence of a $297 million gain on the sale of MasterCard shares in 2007. This decline was partially offset by a $349 million gain on the sale of Visa shares and a $170 million gain from a cards portfolio sale in 2008.
    Operating expenses increased 31%, primarily driven by a $2.3 billion goodwill impairment charge in 2008. Excluding the charge, expenses were down 5% mainly reflecting the absence of a $292 million Visa litigation-related charge in 2007 and a $159 million Visa litigation reserve release in 2008, partially offset by $217 million repositioning charges in 2008.
    Provisions for loan losses and for benefits and claims increased $540 million driven by higher net credit losses, up $165 million, and a higher loan loss reserve build, up $367 million, in both cards and retail banking. Higher credit costs reflected a weakening of leading credit indicators, including the continued acceleration in the rate at which delinquent cards customers advanced to write-off, as well as trends in the macroeconomic environment, including the housing market downturn and rising unemployment. The cards managed net credit loss ratio increased 191 basis points to 5.72%, while the retail banking net credit loss ratio increased 14 basis points to 3.54%.

Managed Presentations
Managed-basis (Managed) presentations detail certain non-GAAP financial measures. Managed presentations (applicable only to North American branded and retail partner credit card operations in NA RCB and Citi Holdings—Local Consumer Lending, respectively, as there are no deconsolidated credit card securitizations in any other region) include results from both the on-balance-sheet loans and off-balance-sheet loans, and exclude the impact of credit card securitizations activity. Managed presentations assume that securitized loans have not been sold and present the results of the securitized loans in the same manner as Citigroup’s owned loans. Citigroup believes that Managed presentations are useful to investors because they are widely used by analysts and investors within the credit card industry. Managed presentations are commonly used by other companies within the financial services industry. See also the “2010 Outlook” for NA RCB below.

	2009	2008	2007
Managed credit losses as
a percentage of average
managed loans	9.14%	5.62%	3.81%
Impact from credit card
securitizations	3.30%	2.02%	1.13%
Net credit losses as a
percentage of average loans	5.84%	3.60%	2.68%
2010 Outlook
In 2010, NA RCB is expected to continue to operate in a challenging economic and credit environment. Revenues will be affected by the continued U.S. economic downturn that has impacted customer demand and credit performance, as well as by legislative and regulatory changes. Both retail banking and cards will continue to focus on tight expense control, productivity improvements, and effective credit management. With high levels of unemployment and bankruptcy filings in 2010, net credit losses, delinquencies and defaults are expected to remain at elevated levels during the year.
    NA RCB results will also continue to be impacted by Citi’s continued implementation of the CARD Act as well as the company’s loss mitigation and forbearance programs, particularly in Citi’s card and U.S. mortgage businesses. The majority of the provisions of the CARD Act will have taken effect by February 2010. The CARD Act implementation began to impact card revenues in the fourth quarter of 2009 as lower net interest rate revenue due to such implementation was partially mitigated by pricing actions. Management within NA RCB continues to review and revise the company’s credit card business model to implement the required changes of the CARD Act, and this will likely continue throughout 2010. While management of NA RCB believes that it can mitigate a portion of the impact of the CARD Act, Citi currently estimates that the net impact of the CARD Act on NA RCB revenues for 2010 could be a reduction of approximately $400 to $600 million. See also “Results of Operations—Citi Holdings—Local Consumer Lending” and “Managing Global Risk—Credit Risk” below.
    In addition, on January 1, 2010, Citi adopted SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (SFAS 166) and SFAS No. 167 Amendments to FASB Interpretation No. 46(R) (SFAS 167). These new accounting standards will be applied prospectively and will require consolidation of certain credit card securitization trusts and the elimination of sale accounting for transfers of credit card receivables to those trusts. Under previous accounting standards, transfers of credit card receivables to the securitization trusts were accounted for as sales. Consequently, beginning in 2010, the financial results of NA RCB will vary from previously reported financial results prepared under the amended accounting standards. See Note 1 to the Consolidated Financial Statements for a discussion of “Future Application of Accounting Standards” for further detail.

EMEA REGIONAL CONSUMER BANKING

EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Central and Eastern Europe, the Middle East and Africa. Western Europe retail banking is included in Citi Holdings. EMEA RCB has repositioned its business, shifting from a strategy of widespread distribution to a focused strategy concentrating on larger urban markets within the region. An exception is Bank Handlowy, which has a mass market presence in Poland. The countries in which EMEA RCB has the largest presence are Poland, Turkey, Russia and the United Arab Emirates. At December 31, 2009, EMEA RCB had approximately 341 retail bank branches with approximately 4.2 million customer accounts, $5.2 billion in retail banking loans and $10.1 billion in deposits. In addition, the business had approximately 2.7 million Citi-branded card accounts with $3.0 billion in outstanding loan balances.

				% Change	% Change
In millions of dollars	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net interest revenue	$979	$1,269	$967	(23)%	31%
Non-interest revenue	576	596	620	(3)	(4)
Total revenues, net of interest expense	$1,555	$1,865	$1,587	(17)%	18%
Total operating expenses	$1,094	$1,500	$1,265	(27)%	19%
Net credit losses	$487	$237	$113	NM	NM
Credit reserve build/(release)	307	75	96	NM	(22)%
Provisions for loan losses	$794	$312	$209	NM	49%
Income (loss) from continuing operations before taxes	$(333)	$53	$113	NM	(53)%
Income taxes (benefits)	(124)	3	17	NM	(82)
Income (loss) from continuing operations	$(209)	$50	$96	NM	(48)%
Net income attributable to noncontrolling interests	—	12	18	(100)%	(33)
Net income (loss)	$(209)	$38	$78	NM	(51)%
Average assets (in billions of dollars)	$11	$13	$10	(15)%	30%
Return on assets	(1.90)%	0.29%	0.78%
Average deposits (in billions of dollars)	$9	$11	$9	(18)%	22%
Net credit losses as a percentage of average loans	5.81%	2.48%	1.56%
Revenue by business
Retail banking	$889	$1,160	$1,039	(23)%	12%
Citi-branded cards	666	705	548	(6)	29
Total	$1,555	$1,865	$1,587	(17)%	18%
Income (loss) from continuing operations by business
Retail banking	$(179)	$(57)	$(8)	NM	NM
Citi-branded cards	(30)	107	104	NM	3%
Total	$(209)	$50	$96	NM	(48)%

NM Not meaningful

2009 vs. 2008
Revenues, net of interest expense declined 17%. More than half of the revenue decline is attributable to the impact of FX translation. Other drivers included lower wealth-management and lending revenues due to lower volumes and spread compression from credit tightening initiatives. Investment sales declined by 26% due to market conditions at the start of the year with assets under management increasing by 9% by year end.
     Net interest revenue was 23% lower than the prior year due to external competitive pressure on rates and higher funding costs, with average loans for retail banking down 18% and average deposits down 18%.
     Non-interest revenue decreased by 3%, primarily due to the impact of FX translation. Excluding FX there was marginal growth.
     Operating expenses declined 27%, reflecting expense control actions, lower marketing expenses and the impact of FX translation. Cost savings were achieved by branch closures, headcount reductions and process re-engineering efforts.
     Provisions for loan losses increased $482 million to $794 million. Net credit losses increased from $237 million to $487 million, while the loan loss reserve build increased from $75 million to $307 million. Higher credit costs reflected continued credit deterioration across the region.

2008 vs. 2007
Revenues, net of interest expense increased 18% due to growth in the size of the portfolio across Central and Eastern Europe and the Middle East. Investment sales declined by 39% with assets under management declining by 42% as a result of market conditions in the second half of 2008.
     Net interest revenue was 31% higher than the prior year due to growth in the size of the portfolio across Central and Eastern Europe and the Middle East and growth in revolving balances. Average loans for retail banking were up 26%, cards were up 49% and average deposits were up 22%.
     Non-interest revenue decreased by 4% due to reduced investment revenue as a result of market conditions.
     Operating expenses increased 19%, reflecting growth in the portfolio and repositioning charges.
     Provisions for loan losses increased 49% to $312 million. Net credit losses increased from $113 million to $237 million, while the Loan loss reserve build decreased by 22% to $75 million. Credit costs increased as a result of market conditions driving deterioration in the portfolio.
2010 Outlook
During 2010, EMEA RCB businesses are expected to operate in an environment of continued challenging economic and credit conditions. While key business drivers, including deposits, investment sales and card purchase sales, began to show some signs of improvement during the latter part of 2009, continued positive developments, if any, will depend on the success of EMEA RCB’s strategy of concentrated focus on larger urban markets. Credit quality is currently anticipated to improve modestly with remedial programs and tighter origination standards reducing both delinquencies and credit losses, with some continued pockets of weakness in Poland and Hungary. Loan and card volume growth will continue to be controlled, driven by tighter origination standards.

LATIN AMERICA REGIONAL CONSUMER BANKING

Latin America Regional Consumer Banking (LATAM RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. LATAM RCB includes branch networks throughout Latin America as well as Banamex, Mexico’s second largest bank with over 1,700 branches. At December 31, 2009, LATAM RCB had approximately 2,216 retail branches, with 16.6 million customer accounts, $18.2 billion in retail banking loan balances and $41.4 billion in deposits. In addition, the business had approximately 12.2 million Citi-branded card accounts with $12.2 billion in outstanding loan balances.

				% Change	% Change
In millions of dollars	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net interest revenue	$5,303	$6,391	$5,567	(17)%	15%
Non-interest revenue	2,051	2,367	2,712	(13)	(13)
Total revenues, net of interest expense	$7,354	$8,758	$8,279	(16)%	6%
Total operating expenses	$4,232	$8,857	$4,503	(52)%	97%
Net credit losses	$2,435	$2,205	$1,189	10%	85%
Credit reserve build/(release)	458	1,116	504	(59)	NM
Provision for benefits and claims	—	1	18	(100)	(94)
Provisions for loan losses and for benefits and claims	$2,893	$3,322	$1,711	(13)%	94%
Income (loss) from continuing operations before taxes	$229	$(3,421)	$2,065	NM	NM
Income taxes (benefits)	(94)	(73)	449	(29)%	NM
Income (loss) from continuing operations	$323	$(3,348)	$1,616	NM	NM
Net income attributable to noncontrolling interests	—	—	1	—	(100)%
Net income (loss)	$323	$(3,348)	$1,615	NM	NM
Average assets (in billions of dollars)	61	$76	$63	(20)%	21%
Return on assets	0.53%	(4.41)%	2.56%
Average deposits (in billions of dollars)	$36	$40	$38	(10)%	5%
Net credit losses as a percentage of average loans	8.60%	7.11%	4.57%
Revenue by business
Retail banking	$3,872	$4,097	$3,979	(5)%	3%
Citi-branded cards	3,482	4,661	4,300	(25)	8
Total	$7,354	$8,758	$8,279	(16)%	6%
Income (loss) from continuing operations by business
Retail banking	$547	$(3,500)	$812	NM	NM
Citi-branded cards	(224)	152	804	NM	(81)%
Total	$323	$(3,348)	$1,616	NM	NM

NM Not meaningful

2009 vs. 2008
Revenues, net of interest expense declined 16%, driven by the impact of FX translation as well as lower activity in the branded cards business.
     Net interest revenue decreased 17%, mainly driven by FX translation impact as well as lower volumes and spread compression in the branded cards business that offset the growth in loans, deposits and investment products in the retail business.
     Non interest revenue decreased 13%, driven also by FX impact and lower branded cards fee income from lower customer activity.
     Operating expenses decreased 52%, primarily driven by the absence of a goodwill impairment charge of $4.3 billion in 2008, the benefit associated with the FX impact and saves from restructuring actions implemented primarily at the end of 2008. The $125 million related to 2008 restructuring charges was offset by an expense benefit of $257 million related to a legal vehicle restructuring in 2008. Expenses increased slightly in the fourth quarter of 2009 primarily due to selected marketing and investment spending.
     Provisions for loan losses and for benefits and claims decreased 13% primarily reflecting lower loan loss reserve builds as a result of lower volumes, improved portfolio quality and lower net credit losses in the branded cards portfolio primarily in Mexico due to repositioning in the portfolio.

2008 vs. 2007
Revenues, net of interest expense increased 6% compared to the prior year, associated with higher volumes and partially offset by the extraordinary gains recorded in 2007: a $235 million gain on the sale of Visa shares and a $78 million gain on the sale of MasterCard shares.
     Net interest revenue increased 15% driven by higher volumes in both the branded cards and retail businesses.
     Non-interest revenue declined, driven by the 2007 Visa and MasterCard extraordinary gains.
     Operating expenses growth of 97% was mainly driven by goodwill impairment of $4.3 billion in 2008, and to a lesser extent, restructuring charges of $125 million. Partially offsetting these increases was a $257 million expense benefit related to a legal vehicle restructuring.
     Provisions for loan losses and for benefits and claims increased 94%, primarily driven by higher loan loss reserve builds in 2008 reflecting portfolio growth and market conditions.
2010 Outlook
Improving economic conditions across the region, including the level of exchange rates, the credit environment and unemployment rates, are currently expected to have a positive impact on LATAM RCB performance in 2010. However, LATAM RCB results will depend on overall macroeconomic conditions in the region as well as the impact of loss mitigation efforts and the repositioning of the portfolio.
     During the fourth quarter of 2009, LATAM RCB began to increase investments in card account acquisition, with a focus on higher-quality accounts. This step may begin to contribute to account and card revenue growth in 2010. While the business anticipates continued selective marketing and investment spending during the year, management of LATAM RCB currently expects that overall operating expenses will continue to reflect re-engineering efforts.
     In addition, Mexico’s Ministry of Finance has publicly stated that the U.S. government ownership stake in Citigroup does not violate Mexican law barring indirect foreign government ownership of Mexican affiliate banks. The Mexican Senate has asked the Mexican Supreme Court to determine the constitutionality of the Ministry’s interpretation. The Mexican Supreme Court is considering and will issue a resolution on the matter. Neither Citi, Banamex nor the U.S. government is a party to this proceeding.

ASIA REGIONAL CONSUMER BANKING

Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence in South Korea, Australia, Singapore, India, Taiwan, Malaysia, Japan and Hong Kong. At December 31, 2009, Asia RCB had approximately 633 retail branches, $94.5 billion in customer deposits, 15.8 million customer accounts and $50.1 billion in retail banking loans. In addition, the business had approximately 15.1 million Citi-branded card accounts with $17.7 billion in outstanding loan balances at December 31, 2009.

				% Change	% Change
In millions of dollars	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net interest revenue	$4,683	$4,908	$4,343	(5)%	13%
Non-interest revenue	1,933	2,379	2,661	(19)	(11)
Total revenues, net of interest expense	$6,616	$7,287	$7,004	(9)%	4%
Total operating expenses	$3,472	$3,833	$3,456	(9)%	11%
Net credit losses	$1,283	$967	$638	33%	52%
Credit reserve build	494	416	206	19	NM
Provisions for loan losses and for benefits and claims	$1,777	$1,383	$844	28%	64%
Income from continuing operations before taxes	$1,367	$2,071	$2,704	(34)%	(23)%
Income taxes (benefits)	(56)	335	694	NM	(52)
Income from continuing operations	$1,423	$1,736	$2,010	(18)%	(14)%
Net (loss) attributable to noncontrolling interests	—	(1)	(1)	100	—
Net income	$1,423	$1,737	$2,011	(18)%	(14)%
Average assets (in billions of dollars)	$90	$94	$88	(4)%	7%
Return on assets	1.58%	1.85%	2.29%
Average deposits (in billions of dollars)	$89	$93	$89	(4)%	4%
Net credit losses as a percentage of average loans	2.02%	1.38%	0.98%
Revenue by business
Retail banking	$4,131	$4,673	$4,552	(12)%	3%
Citi-branded cards	2,485	2,614	2,452	(5)	7%
Total	$6,616	$7,287	$7,004	(9)%	4%
Income from continuing operations by business
Retail banking	$1,209	$1,380	$1,485	(12)%	(7)
Citi-branded cards	214	356	525	(40)	(32)
Total	$1,423	$1,736	$2,010	(18)%	(14)%

NM Not meaningful

2009 vs. 2008
Revenues, net of interest expense declined 9%, driven by the absence of the gain on Visa shares in the prior year, lower investment product revenues and cards purchase sales, lower spreads, and the impact of FX translation.
     Net interest revenue was 5% lower than the prior year. Average loans and deposits were down 10% and 4%, respectively, in each case partly due to the impact of FX translation.
     Non-interest revenue declined 19%, primarily due to the decline in investment revenues, lower cards purchase sales, the absence of the gain on Visa shares and the impact of FX translation.
     Operating expenses declined 9%, reflecting the benefits of re-engineering efforts and the impact of FX translation. Expenses increased slightly in the fourth quarter of 2009 primarily due to selected marketing and investment spending.
     Provisions for loan losses and for benefits and claims increased 28%, mainly due to the impact of a higher credit reserve build and an increase in net credit losses partially offset by the impact of FX translation. In the first half of the year, rising credit losses were particularly apparent in the portfolios in India and South Korea. However, delinquencies improved in recent periods and net credit losses flattened as the region showed early signs of economic recovery and increased levels of customer activity.

2008 vs. 2007
Revenues, net of interest expense increased 4%, driven by higher cards purchase sales and higher loan and deposit volumes, partially offset by lower gains on Visa shares than the prior year and a 47% decline in investment sales.
     Net interest revenue was 13% higher than the prior year reflecting higher card balances, higher average loans and deposits, and better spreads.
     Non-interest revenue declined 11%, primarily due to the lower gains on Visa shares than the prior year and the decline in investment sales, partially offset by higher cards purchase sales.
     Operating expenses increased 11%, reflecting higher business volume and restructuring expenses in 2008.
     Provisions for loan losses and for benefits and claims increased 64%, mainly due to higher net credit losses and higher credit reserve builds, reflective of the overall economic environment in the region.
2010 Outlook
The 2010 performance of Asia RCB will continue to be driven by improving macroeconomic conditions in the region, supported by continued investment spending in the business and product capability. Asia RCB anticipates continued investment in expanded retail distribution, an enhanced wealth management offering and increased expenditure on card promotion and account acquisition, which could result in an increase in year-on-year expenses. While Asia RCB currently expects credit trends, including declining net credit losses and improving delinquencies, to continue in 2010, credit trends in the region will also be affected by the pace of recovery in the U.S. and European Union.

INSTITUTIONAL CLIENTS GROUP

Institutional Clients Group (ICG) includes Securities and Banking and Transaction Services. ICG provides corporate, institutional and high-net-worth clients with a full range of products and services, including cash management, trading, underwriting, lending and advisory services, around the world. ICG’s international presence is supported by trading floors in approximately 75 countries and a proprietary network within Transaction Services in over 90 countries. At December 31, 2009, ICG had approximately $866 billion of assets and $442 billion of deposits.

				% Change	% Change
In millions of dollars	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Commissions and fees	$2,075	$2,876	$3,156	(28)%	(9)%
Administration and other fiduciary fees	4,964	5,413	5,014	(8)	8
Investment banking	4,685	3,329	5,399	41	(38)
Principal transactions	6,001	6,544	7,012	(8)	(7)
Other	1,971	(1,021)	1,169	NM	NM
Total non-interest revenue	$19,696	$17,141	$21,750	15%	(21)%
Net interest revenue (including dividends)	17,739	17,740	11,704	—	52
Total revenues, net of interest expense	$37,435	$34,881	$33,454	7%	4%
Total operating expenses	17,568	20,955	20,812	(16)	1
Net credit losses	723	917	310	(21)	NM
Provision for unfunded lending commitments	138	(191)	79	NM	NM
Credit reserve build	857	1,149	167	(25)	NM
Provision for benefits and claims	—	—	1	—	(100)
Provisions for loan losses and benefits and claims	$1,718	$1,875	$557	(8)%	NM
Income from continuing operations before taxes	$18,149	$12,051	$12,085	51%	—
Income taxes	5,261	2,746	3,116	92	(12)%
Income from continuing operations	$12,888	$9,305	$8,969	39%	4%
Net income attributable to noncontrolling interests	68	18	45	NM	(60)
Net income	$12,820	$9,287	$8,924	38%	4%
Average assets (in billions of dollars)	$839	$1,037	$1,154	(19)%	(10)%
Return on assets	1.53%	0.90%	0.77%
Revenues by region
North America	$11,926	$13,148	$10,644	(9)%	24%
EMEA	13,424	9,683	10,755	39	(10)
Latin America	4,784	3,808	4,360	26	(13)
Asia	7,301	8,242	7,695	(11)	7
Total	$37,435	$34,881	$33,454	7%	4%
Income from continuing operations by region
North America	$3,032	$2,598	$1,896	17%	37%
EMEA	4,680	1,902	2,411	NM	(21)
Latin America	2,116	1,636	1,899	29	(14)
Asia	3,060	3,169	2,763	(3)	15
Total	$12,888	$9,305	$8,969	39%	4%
Average loans by region (in billions of dollars)
North America	$45	$50	$51	(10)%	(2)%
EMEA	44	54	56	(19)	(4)
Latin America	21	24	26	(13)	(8)
Asia	28	37	38	(24)	(3)
Total	$138	$165	$171	(16)%	(4)%

NM Not meaningful

SECURITIES AND BANKING

Securities and Banking (S&B) offers a wide array of investment and commercial banking services and products for corporations, governments, institutional and retail investors, and ultra-high-net worth individuals. S&B includes investment banking and advisory services, lending, debt and equity sales and trading, institutional brokerage, foreign exchange, structured products, cash instruments and related derivatives, and private banking. S&B revenue is generated primarily from fees for investment banking and advisory services, fees and interest on loans, fees and spread on foreign exchange, structured products, cash instruments and related derivatives, income earned on principal transactions, and fees and spreads on private banking services.

				% Change	% Change
In millions of dollars	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net interest revenue	$12,088	$12,255	$7,450	(1)%	64%
Non-interest revenue	15,558	12,680	17,906	23	(29)
Revenues, net of interest expense	$27,646	$24,935	$25,356	11%	(2)%
Total operating expenses	13,053	15,799	16,178	(17)	(2)
Net credit losses	720	899	306	(20)	NM
Provisions for unfunded lending commitments	138	(185)	79	NM	NM
Credit reserve build	853	1,126	201	(24)	NM
Provisions for benefits and claims	—	—	1	—	(100)
Provisions for loan losses and benefits and claims	$1,711	$1,840	$587	(7)%	NM
Income before taxes and noncontrolling interests	$12,882	$7,296	$8,591	77%	(15)%
Income taxes	3,730	1,344	2,078	NM	(35)
Income from continuing operations	9,152	5,952	6,513	54	(9)
Net income (loss) attributable to noncontrolling interests	55	(13)	25	NM	NM
Net income	$9,097	$5,965	$6,488	53%	(8)%
Average assets (in billions of dollars)	$779	$966	$1,085	(19)%	(11)%
Return on assets	1.17%	0.62%	0.60%
Revenues by region
North America	$9,400	$10,987	$8,998	(14)%	22%
EMEA	10,035	6,006	7,756	67	(23)
Latin America	3,411	2,369	3,161	44	(25)
Asia	4,800	5,573	5,441	(14)	2
Total revenues	$27,646	$24,935	$25,356	11%	(2)%
Net income from continuing operations by region
North America	$2,417	$2,275	$1,687	6%	35%
EMEA	3,393	656	1,595	NM	(59)
Latin America	1,512	1,048	1,436	44	(27)
Asia	1,830	1,973	1,795	(7)	10
Total net income from continuing operations	$9,152	$5,952	$6,513	54%	(9)%
Securities and Banking revenue details
Total investment banking	$4,763	$3,245	$5,570	47%	(42)%
Lending	(2,153)	4,220	1,814	NM	NM
Equity markets	3,182	2,878	5,202	11	(45)
Fixed income markets	21,540	14,395	11,507	50	25
Private bank	2,054	2,309	2,473	(11)	(7)
Other Securities and Banking	(1,740)	(2,112)	(1,210)	18	(75)
Total Securities and Banking revenues	$27,646	$24,935	$25,356	11%	(2)%

NM Not meaningful

2009 vs. 2008
Revenues, net of interest expense increased 11% or $2.7 billion, as markets began to recover in the early part of 2009, bringing back higher levels of volume activity and higher levels of liquidity, which began to decline again in the third quarter of 2009. The growth in revenue in the early part of the year was mainly due to a $7.1 billion increase in fixed income markets, reflecting strong trading opportunities across all asset classes in the first half of 2009, and a $1.5 billion increase in investment banking revenue primarily from increases in debt and equity underwriting activities reflecting higher transaction volumes from depressed 2008 levels. These increases were offset by a $6.4 billion decrease in lending revenue primarily from losses on credit default swap hedges. Excluding the 2009 and 2008 CVA impact, as indicated in the table below, revenues increased 23% or $5.5 billion.
     Operating expenses decreased 17%, or $2.7 billion. Excluding the 2008 repositioning and restructuring charges and the 2009 litigation reserve release, operating expenses declined 11% or $1.6 billion, mainly as a result of headcount reductions and benefits from expense management.
     Provisions for loan losses and for benefits and claims decreased 7% or $129 million, to $1.7 billion, mainly due to lower credit reserve builds and net credit losses, due to an improved credit environment, particularly in the latter part of the year.

2008 vs. 2007
Revenues, net of interest expense decreased 2% or $0.4 billion reflecting the overall difficult market conditions. Excluding the 2008 and 2007 CVA impact, revenues decreased 3% or $0.6 billion. The reduction in revenue was primarily due to a decrease in investment banking revenue of $2.3 billion to $3.2 billion, mainly in debt and equity underwriting, reflecting lower volumes, and a decrease in equity markets revenue of $2.3 billion to $2.9 billion due to extremely high volatility and reduced levels of activity. These reductions were offset by an increase in fixed income markets of $2.9 billion to $14.4 billion due to strong performance in interest rates and currencies, and an increase in lending revenue of $2.4 billion to $4.2 billion mainly from gains on credit default swap hedges.
     Operating expenses decreased by 2% or $0.4 billion. Excluding the 2008 and 2007 repositioning and restructuring charges and the 2007 litigation reserve reversal, operating expenses decreased by 7% or $1.1 billion driven by headcount reduction and lower performance-based incentives.
     Provisions for credit losses and for benefits and claims increased $1.3 billion to $1.8 billion mainly from higher credit reserve builds and net credit losses offset by a lower provision for unfunded lending commitments due to deterioration in the credit environment.
Certain Revenues Impacting Securities and Banking
Items that impacted S&B revenues during 2009 and 2008 are set forth in the table below.

	Pretax revenue
In millions of dollars	2009	2008
Private equity and equity investments	$201	$(377)
Alt-A mortgages (1) (2)	321	(737)
Commercial real estate (CRE) positions (1) (3)	68	270
CVA on Citi debt liabilities under fair value option	(3,974)	4,325
CVA on derivatives positions, excluding monoline insurers	2,204	(3,292)
Total significant revenue items	$(1,180)	$189

(1)	Net of hedges.
(2)	For these purposes, Alt-A mortgage securities are non-agency residential mortgage-backed securities (RMBS) where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans. See “Managing Global Risk—Credit Risk—U.S. Consumer Mortgage Lending.”
(3)	S&B’s commercial real estate exposure is split into three categories of assets: held at fair value; held-to-maturity/held-for-investment; and equity. See “Managing Global Risk—Credit Risk—Exposure to Commercial Real Estate” section for a further discussion.

     In the table above, 2009 includes a $330 million pretax adjustment to the CVA balance, which reduced pretax revenues for the year, reflecting a correction of an error related to prior periods. See “Significant Accounting Policies and Significant Estimates” below and Notes 1 and 34 to the Consolidated Financial Statements for a further discussion of this adjustment.

2010 Outlook
The 2010 outlook for S&B will depend on the level of client activity and on macroeconomic conditions, market valuations and volatility, interest rates and other market factors. Management of S&B currently expects to maintain client activity throughout 2010 and to operate in market conditions that offer moderate volatility and increased liquidity.
     Operating expenses will benefit from continued re-engineering and expense management initiatives, but will be offset by investments in talent and infrastructure to support growth.

TRANSACTION SERVICES

Transaction Services is composed of Treasury and Trade Solutions (TTS) and Securities and Fund Services (SFS). TTS provides comprehensive cash management and trade finance for corporations, financial institutions and public sector entities worldwide. SFS provides custody and funds services to investors such as insurance companies and mutual funds, clearing services to intermediaries such as broker-dealers, and depository and agency/trust services to multinational corporations and governments globally. Revenue is generated from net interest revenue on deposits in TTS and SFS, as well as trade loans and from fees for transaction processing and fees on assets under custody in SFS.

				% Change	% Change
In millions of dollars	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net interest revenue	$5,651	$5,485	$4,254	3%	29%
Non-interest revenue	4,138	4,461	3,844	(7)	16
Total revenues, net of interest expense	$9,789	$9,946	$8,098	(2)%	23%
Total operating expenses	4,515	5,156	4,634	(12)	11
Provisions for credit losses and for benefits and claims	7	35	(30)	(80)	NM
Income before taxes and noncontrolling interests	$5,267	$4,755	$3,494	11%	36%
Income taxes	1,531	1,402	1,038	9	35
Income from continuing operations	3,736	3,353	2,456	11	37
Net income attributable to noncontrolling interests	13	31	20	(58)	55
Net income	$3,723	$3,322	$2,436	12%	36%
Average assets (in billions of dollars)	$60	$71	$69	(15)%	3%
Return on assets	6.21%	4.68%	3.53%
Revenues by region
North America	$2,526	$2,161	$1,646	17%	31%
EMEA	3,389	3,677	2,999	(8)	23
Latin America	1,373	1,439	1,199	(5)	20
Asia	2,501	2,669	2,254	(6)	18
Total revenues	$9,789	$9,946	$8,098	(2)%	23%
Income from continuing operations by region
North America	$615	$323	$209	90%	55%
EMEA	1,287	1,246	816	3	53
Latin America	604	588	463	3	27
Asia	1,230	1,196	968	3	24
Total net income from continuing operations	$3,736	$3,353	$2,456	11%	37%
Key indicators (in billions of dollars)
Average deposits and other customer liability balances	$303	$280	$246	8%	14%
EOP assets under custody (in trillions of dollars)	12.1	11.0	13.1	10	(16)

NM Not meaningful

2009 vs. 2008
Revenues, net of interest expense declined 2% compared to 2008 as strong growth in balances was more than offset by lower spreads driven by low interest rates globally.
     Average deposits and other customer liability balances grew 8%, driven by strong growth in all regions.
     Treasury and Trade Solutions revenues grew 7% as a result of strong growth in balances and higher trade revenues.
     Securities and Funds Services revenues declined 18%, attributable to reductions in asset valuations and volumes.
     Operating expenses declined 12%, mainly as a result of headcount reductions and successful execution of reengineering initiatives.
     Cost of credit declined 80%, which was primarily attributable to overall portfolio management.
     Net income increased 12%, leading to a record net income, with growth across all regions reflecting benefits of continued re-engineering and expense management efforts.
2008 vs. 2007
Revenues, net of interest expense grew 23% driven by new business and implementations, growth in customer liability balances, increased transaction volumes and the impact of acquisitions.
     Average deposits and other customer liability balances grew 14% driven by success of new business growth and implementations.
     Treasury and Trade Solutions revenues grew 26% as a result of strong liability and fee growth as well as increased client penetration.
     Securities and Funds Services revenues grew 17% as a result of increased assets under custody, volumes and liability balances.

2010 Outlook
Transaction Services business performance will continue to be impacted in 2010 by levels of interest rates, economic activity, volatility in global capital markets, foreign exchange and market valuations globally. Levels of client activity and client cash and security flows are key factors dependent on macroeconomic conditions. Transaction Services intends to continue to invest in technology to support its global network, as well as investments to build out its investor services suite of products aimed at large, under-penetrated markets for middle and back office outsourcing among a range of investors. These and similar investments could lead to increasing operating expenses.

CITI HOLDINGS

Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp business. These noncore businesses tend to be more asset-intensive and reliant on wholesale funding and also may be product-driven rather than client-driven. Citi intends to exit these businesses as quickly as practicable yet in an economically rational manner through business divestitures, portfolio run-off and asset sales. Citi has made substantial progress divesting and exiting businesses from Citi Holdings, having completed 15 divestitures in 2009, including Smith Barney, Nikko Cordial Securities, Nikko Asset Management Financial Institution Credit Card business (FI) and Diners Club North America. Citi Holdings’ assets have been reduced by nearly 40%, or $351 billion, from the peak level of $898 billion in the first quarter of 2008 to $547 billion at year-end 2009. Citi Holdings’ assets represented less than 30% of Citi’s assets as of December 31, 2009. Asset reductions from Citi Holdings have the combined benefits of further fortifying Citigroup’s capital base, lowering risk, simplifying the organization and allowing Citi to allocate capital to fund long-term strategic businesses.
     Citi Holdings consists of the following businesses: Brokerage and Asset Management; Local Consumer Lending; and Special Asset Pool.
     With Citi’s exit from the loss-sharing agreement with the U.S. government in December 2009, the Company conducted a broad review of the Citi Holdings asset base to determine which assets are strategically important to Citicorp. As a result of this analysis, approximately $61 billion of assets will be moved from Citi Holdings into Citicorp in the first quarter of 2010. The assets consist primarily of approximately $34 billion of U.S. mortgages that will be transferred to NA RCB, approximately $19 billion of commercial and corporate loans and securities related to core Citicorp clients, of which approximately $17 billion will be moved to S&B and the remainder to NA RCB, and approximately $5.0 billion of assets related to Citi’s Mexico asset management business that will be moved to LATAM RCB.

				% Change	% Change
In millions of dollars	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net interest revenue	$17,314	$22,459	$21,797	(23)%	3%
Non-interest revenue	13,321	(29,157)	(2,284)	NM	NM
Total revenues, net of interest expense	$30,635	$(6,698)	$19,513	NM	NM
Provisions for credit losses and for benefits and claims
Net credit losses	$24,660	$14,070	$7,230	75%	95%
Credit reserve build	5,457	11,444	5,836	(52)	96
Provision for loan losses	$30,117	$25,514	$13,066	18%	95%
Provision for benefits and claims	1,210	1,396	919	(13)	52
Provision for unfunded lending commitments	109	(172)	71	NM	NM
Total provisions for credit losses and for benefits and claims	$31,436	$26,738	$14,056	18%	90%
Total operating expenses	$14,677	$25,197	$20,487	(42)%	23%
(Loss) from continuing operations before taxes	$(15,478)	$(58,633)	$(15,030)	74%	NM
Benefits for income taxes	(7,239)	(22,621)	(6,338)	68	NM
Income (loss) from continuing operations	$(8,239)	$(36,012)	$(8,692)	77%	NM
Net income attributable to noncontrolling interests	27	(372)	218	NM	NM
Citi Holdings net (loss)	$(8,266)	$(35,640)	$(8,910)	77%	NM
Balance sheet data (in billions of dollars)
Total EOP assets	$547	$715	$888	(23)%	(19)%
Total EOP deposits	$92	$83	$79	11%	5%

NM Not meaningful

BROKERAGE AND ASSET MANAGEMENT

Brokerage and Asset Management (BAM), which constituted approximately 6% of Citi Holdings by assets as of December 31, 2009, consists of Citi’s global retail brokerage and asset management businesses. This segment was substantially affected and reduced in size in 2009 due to the divestitures of Smith Barney (to the Morgan Stanley Smith Barney joint venture (MSSB JV)) and Nikko Cordial Securities. At December 31, 2009, BAM had approximately $35 billion of assets, which included $26 billion of assets from the 49% interest in the MSSB JV ($13 billion investment and $13 billion in loans associated with the clients of the MSSB JV) and $9 billion of assets from a diverse set of asset management and insurance businesses of which approximately half will be transferred into the LATAM RCB during the first quarter of 2010, as discussed under “Citi Holdings” above. Morgan Stanley has options to purchase Citi’s remaining stake in the MSSB JV over three years starting in 2012. The 2009 results include an $11.1 billion gain ($6.7 billion after-tax) on the sale of Smith Barney.

				% Change	% Change
In millions of dollars	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net interest revenue	$432	$1,224	$908	(65)%	35%
Non-interest revenue	14,703	7,199	9,751	NM	(26)
Total revenues, net of interest expense	$15,135	$8,423	$10,659	80%	(21)%
Total operating expenses	$3,350	$9,236	$7,960	(64)%	16%
Net credit losses	$3	$10	$—	(70)%	—
Credit reserve build/(release)	36	8	4	NM	100%
Provision for unfunded lending commitments	(5)	—	—	—	—
Provision for benefits and claims	$155	$205	$154	(24)%	33%
Provisions for loan losses and for benefits and claims	$189	$223	$158	(15)%	41%
Income (loss) from continuing operations before taxes	$11,596	$(1,036)	$2,541	NM	NM
Income taxes (benefits)	4,489	(272)	834	NM	NM
Income (loss) from continuing operations	$7,107	$(764)	$1,707	NM	NM
Net income (loss) attributable to noncontrolling interests	12	(179)	35	NM	NM
Net income (loss)	$7,095	$(585)	$1,672	NM	NM
EOP assets (in billions of dollars)	$35	$58	$56	(40)%	4%
EOP deposits (in billions of dollars)	60	58	46	3	26

NM Not meaningful

2009 vs. 2008
Revenues, net of interest expense increased 80% versus the prior year mainly driven by the $11.1 billion pretax gain on the sale ($6.7 billion after-tax) on the MSSB JV transaction in the second quarter of 2009 and a $320 million pretax gain on the sale of the managed futures business to the MSSB JV in the third quarter of 2009. Excluding these gains, revenue decreased primarily due to the absence of Smith Barney from May 2009 onwards and the absence of fourth-quarter revenue of Nikko Asset Management, partially offset by an improvement in marks in Retail Alternative Investments. Revenues in the prior year include a $347 million pretax gain on sale of CitiStreet and charges related to the settlement of auction rate securities of $393 million pretax.
     Operating expenses decreased 64% from the prior year, mainly driven by the absence of Smith Barney and Nikko Asset Management expenses, re-engineering efforts and the absence of 2008 one-time expenses ($0.9 billion intangible impairment, $0.2 billion of restructuring and $0.5 billion of write-downs and other charges).
     Provisions for loan losses and for benefits and claims decreased 15% mainly reflecting a $50 million decrease in provision for benefits and claims, partially offset by increased reserve builds of $28 million.
     Assets decreased 40% versus the prior year, mostly driven by the sales of Nikko Cordial Securities and Nikko Asset Management ($25 billion) and the managed futures business ($1.4 billion), partially offset by increased Smith Barney assets of $4 billion.
2008 vs. 2007
Revenues, net of interest expense decreased 21% from the prior year primarily due to lower transactional and investment revenues in Smith Barney, lower revenues in Nikko Asset Management and higher markdowns in Retail Alternative Investments.
     Operating expenses increased 16% versus the prior year, mainly driven by a $0.9 billion intangible impairment in Nikko Asset Management in the fourth quarter of 2008, $0.2 billion of restructuring charges and $0.5 billion of write-downs and other charges.
     Provisions for loan losses and for benefits and claims increased $65 million compared to the prior year, mainly due to a $52 million increase in provisions for benefits and claims.
     Assets increased 4% versus the prior year.

LOCAL CONSUMER LENDING

Local Consumer Lending (LCL), which constituted approximately 65% of Citi Holdings by assets as of December 31, 2009, includes a portion of Citigroup’s North American mortgage business, retail partner cards, Western European cards and retail banking, CitiFinancial North America, Primerica, Student Loan Corporation and other local consumer finance businesses globally. At December 31, 2009, LCL had $358 billion of assets ($317 billion in North America). About one-half of the assets in LCL as of December 31, 2009 consisted of U.S. mortgages in the company’s CitiMortgage and CitiFinancial operations. The North American assets consist of residential mortgage loans, retail partner card loans, student loans, personal loans, auto loans, commercial real estate, and other consumer loans and assets.

				% Change	% Change
In millions of dollars	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net interest revenue	$13,709	$17,903	$18,166	(23)%	(1)%
Non-interest revenue	5,473	6,550	8,584	(16)	(24)
Total revenues, net of interest expense	$19,182	$24,453	$26,750	(22)%	(9)%
Total operating expenses	$10,431	$14,973	$11,457	(30)%	31%
Net credit losses	$19,237	$13,151	$6,794	46%	94%
Credit reserve build/(release)	5,904	8,592	5,454	(31)	58
Provision for benefits and claims	1,055	1,191	765	(11)	56
Provision for unfunded lending commitments	3	—	—	—	—
Provisions for loan losses and for benefits and claims	$26,199	$22,934	$13,013	14%	76%
Income (loss) from continuing operations before taxes	$(17,448)	$(13,454)	$2,280	(30)%	NM
Income taxes (benefits)	(7,405)	(5,200)	568	(42)	NM
Income (loss) from continuing operations	$(10,043)	$(8,254)	$1,712	(22)%	NM
Net income attributable to noncontrolling interests	32	12	34	NM	(65)%
Net income (loss)	$(10,075)	$(8,266)	$1,678	(22)%	NM
Average assets (in billions of dollars)	$390	$461	$496	(15)	(7)%
Net credit losses as a percentage of average loans	5.91%	3.56%	1.90%

NM Not meaningful

2009 vs. 2008
Revenues, net of interest expense decreased 22% versus the prior year, mostly due to lower net interest revenue. Net interest revenue was 23% lower than the prior year, primarily due to lower balances, de-risking of the portfolio, and spread compression. Net interest revenue as a percentage of average loans decreased 63 basis points from the prior year, primarily due to the impact of higher delinquencies, interest write-offs, loan modification programs, higher FDIC charges and CARD Act implementation (in the latter part of 2009),  partially offset by retail partner cards pricing actions. LCL results will continue to be impacted by the CARD Act. Citi currently estimates that the net impact on LCL revenues for 2010 could be a reduction of approximately $50 to $150 million. See also “North America Regional Consumer Banking” and “Managing Global Risk—Credit Risk” for additional information on the impact of the CARD Act to Citi’s credit card businesses. Average loans decreased 12%, with North America down 11% and international down 19%. Non-interest revenue decreased $1.1 billion mostly driven by the impact of higher credit losses flowing through the securitization trusts.
     Operating expenses declined 30% from the prior year, due to lower volumes and reductions from expense re-engineering actions, and the impact of goodwill write-offs of $3.0 billion in the fourth quarter of 2008, partially offset by higher other real estate owned and collection costs.
       Provisions for loan losses and for benefits and claims increased 14% versus the prior year reflecting an increase in net credit losses of $6.1 billion,partially offset by lower reserve builds of $2.7 billion. Higher net credit losses were primarily driven by higher losses of $3.6 billion in residential real estate lending, $1.0 billion in retail partner cards, and $0.7 billion in international.
     Assets decreased $58 billion versus the prior year, primarily driven by lower originations, wind-down of specific businesses, asset sales, divestitures, write-offs and higher loan loss reserve balances. Key divestitures in 2009 included the FI credit card business, Italy consumer finance, Diners Europe, Portugal cards, Norway consumer, and Diners Club North America.

2008 vs. 2007
Revenues, net of interest expense decreased 9% versus the prior year, mostly due to lower Non-interest revenue. Net interest revenue declined 1% versus the prior year. Average loans increased 3%; however, revenues declined, driven by lower balances, de-risking of the portfolio, and spread compression. Non-interest revenue decreased $2 billion, primarily due to the impact of securitization in retail partners cards and the mark-to-market on the mortgage servicing rights asset and related hedge in real estate lending.
     Operating expenses increased 31%, driven by the impact of goodwill write-offs of $3.0 billion in the fourth quarter of 2008 and restructuring costs. Excluding one-time expenses, expenses were slightly higher due to increased volumes.

     Provisions for loan losses and for benefits and claims increased 76% versus the prior year reflecting increased net credit losses of $6.4 billion and higher reserve builds of $3.1 billion. Higher net credit losses were primarily driven by $3.9 billion in real estate lending and $0.8 billion in retail partner cards.
     Assets decreased $65 billion versus the prior year, primarily driven by Real Estate Lending and higher loan loss reserve balances in 2008.

Managed Presentations
The following is a reconciliation of Managed-basis net credit losses in LCL. For a discussion of Managed-basis presentations, see North America Regional Consumer Banking.

	2009	2008	2007
Managed credit losses as a percentage of
average managed loans	6.60%	4.00%	2.25%
Impact from credit card securitizations	0.69%	0.44%	0.35%
Net credit losses as a percentage of
average loans	5.91%	3.56%	1.90%

Certain Details on LCL Loans
The following table provides additional information, as of December 31, 2009, regarding LCL loan details. For additional information on loans within LCL, see “Managing Global Risk—Credit Risk—Consumer Loan Details” below.

	Composition of loans within Local Consumer Lending as of December 31, 2009
		Fourth quarter 2009	90+ days
In billions of dollars	Total loans	net credit loss ratio	past due % (1)
North America
First mortgages	$118.2	3.51%	10.93%
Second mortgages	54.2	7.00	2.96
Student	26.3	0.42	3.33
Cards (retail partners)	18.9	14.43	4.50
Personal and other	18.3	10.83	3.04
Auto	13.8	7.80	1.96
Commercial real estate	10.6	3.49	3.35
Total North America	$260.3	5.61%	6.55%
International
EMEA	$ 23.0	6.95%	4.86%
Asia	9.8	12.65	2.25
Latin America	0.3	17.25	2.16
Total international	$ 33.1	8.69%	4.06%
Total	$293.4	5.97%	6.26%

(1)       Loans 90+ days past due exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies, since the potential loss predominantly resides with the U.S. agencies.
Note: Totals may not sum due to rounding.

Japan Consumer Finance
Citigroup continues to actively monitor a number of matters involving its Japan Consumer Finance business, including customer refund claims and defaults, as well as financial and legislative, regulatory, judicial and other political developments, relating to the charging of “gray zone” interest. Gray zone interest represents interest at rates that are legal but for which claims may not be enforceable. This business has incurred and will continue to face net credit losses and refunds, due in part to the impact of Japanese consumer lending laws passed in the fourth quarter of 2006 and judicial and regulatory actions. In addition, legislation effective in 2010 will impose a lower interest rate cap and lower lending cap on consumer lending in Japan, which may reduce credit availability and increase potential claims and losses relating to gray zone interest.
     Citi determined in 2008 to exit its Japanese Consumer Finance business and has been liquidating its portfolio and otherwise winding down the business. Citi continues to monitor and evaluate both currently and previously outstanding accounts in its Japanese Consumer Finance business and its reserves related thereto. However, the trend in the type, number and amount of claims, and the potential full amount of losses and their impact on Citi requires evaluation in a potentially volatile environment, is subject to significant uncertainties and continues to be difficult to predict.

SPECIAL ASSET POOL

Special Asset Pool (SAP), which constituted approximately 28% of Citi Holdings by assets as of December 31, 2009, is a portfolio of securities, loans and other assets that Citigroup intends to actively reduce over time through asset sales and portfolio run-off. At December 31, 2009, SAP had $154 billion of assets. SAP assets have declined by $197 billion or 56% from peak levels in 2007 reflecting cumulative write-downs, asset sales and portfolio run-off. Assets have been reduced by $87 billion from year-ago levels. Approximately 60% of SAP assets are now accounted for on an accrual basis, which has helped reduce income volatility.

				% Change	% Change
In millions of dollars	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net interest revenue	$3,173	$3,332	$2,723	(5)%	22%
Non-interest revenue	(6,855)	(42,906)	(20,619)	84	NM
Revenues, net of interest expense	$(3,682)	$(39,574)	$(17,896)	91%	NM
Total operating expenses	$896	$988	$1,070	(9)%	(8)%
Net credit losses	$5,420	$909	$436	NM	NM
Provision for unfunded lending commitments	111	(172)	71	NM	NM
Credit reserve builds/(release)	(483)	2,844	378	NM	NM
Provisions for credit losses and for benefits and claims	$5,048	$3,581	$885	41%	NM
(Loss) from continuing operations before taxes	$(9,626)	$(44,143)	$(19,851)	78%	NM
Income taxes (benefits)	(4,323)	(17,149)	(7,740)	75	NM
(Loss) from continuing operations	$(5,303)	$(26,994)	$(12,111)	80%	NM
Net income (loss) attributable to noncontrolling interests	(17)	(205)	149	92	NM
Net (loss)	$(5,286)	$(26,789)	$(12,260)	80%	NM
EOP assets (in billions of dollars)	$154	$241	$351	(36)%	(31)%

NM   Not meaningful

2009 vs. 2008
Revenues, net of interest expense increased $35.9 billion in 2009, primarily due to the absence of significant negative revenue marks occurring in the prior year. Total negative marks were $1.9 billion in 2009 as compared to $38.1 billion in 2008, as described in more detail below. Revenue in the current year included a positive $1.3 billion CVA on derivative positions, excluding monoline insurers, and positive marks of $0.8 billion on subprime-related direct exposures. These positive revenues were partially offset by negative revenues of $1.5 billion on Alt-A mortgages, $1.3 billion of write-downs on commercial real estate, and a negative $1.6 billion CVA on the monoline insurers and fair value option liabilities. Revenue was also affected by negative marks on private equity positions and write-downs on highly leveraged finance commitments.
     Operating expenses decreased 9% in 2009, mainly driven by lower compensation and lower volumes and transaction expenses, partially offset by costs associated with the U.S. government loss-sharing agreement, which Citi exited in the fourth quarter of 2009.
     Provisions for credit losses and for benefits and claims increased $1.5 billion, primarily driven by $4.5 billion in increased net credit losses, partially offset by a lower reserve build of $3.0 billion.
     Assets declined 36% versus the prior year, primarily driven by amortization and prepayments, sales, marks and charge-offs. Asset sales during the fourth quarter of 2009 ($10 billion) were executed at or above Citi’s marks generating $800 million in pretax gains for the quarter.
2008 vs. 2007
Revenues, net of interest expense decreased $21.7 billion, primarily due to negative net revenue marks. Revenue included $14.3 billion of write-downs on subprime-related direct exposures and a negative $6.8 billion CVA related to the monoline insurers and derivative positions. Revenue was also negatively affected by write-downs on highly leveraged finance commitments, Alt-A mortgage revenue, write-downs on structured investment vehicles and commercial real estate, and mark-to-market on auction rate securities. Total negative marks were $38.1 billion in 2008 as compared to $20.2 billion in 2007, which are described in more detail below.
     Operating expenses decreased 8%, mainly driven by lower compensation and transaction expenses.
     Provisions for credit losses and for benefits and claims increased $2.7 billion, primarily due to a $2.2 billion increase in the reserve build and an increase in net credit losses of $0.5 billion.
     Assets declined 31% versus the prior year, primarily driven by amortization and prepayments, sales, and marks and charge-offs.

The following table provides details of the composition of SAP assets as of December 31, 2009.

	Assets within Special Asset Pool as of December 31, 2009
	Carrying value		Carrying value as % of
In billions of dollars	of assets	Face value	face value
Securities in AFS/HTM (1)
Corporates	$10.3	$10.6	97%
Prime and non-U.S. MBS	15.4	19.2	80
Auction rate securities	7.8	10.5	74
Alt-A mortgages	8.7	16.9	51
Other securities (2)	5.7	8.0	71
Total securities in AFS/HTM	$47.9	$65.3	73%
Loans, leases and letters of credit (LCs) in HFI/HFS (3)
Corporates	$20.3	$22.2	91%
Commercial real estate (CRE)	13.5	14.4	94
Other	3.4	4.1	83
Loan loss reserves	(4.1)	NM	NM
Total loans, leases and LCs in HFI/HFS	$33.1	NM	NM
Mark-to-market
Subprime securities (4)	$7.3	$18.9	39%
Other securities (5)	5.6	25.7	22
Derivatives	6.2	NM	NM
Loans, leases and letters of credit	5.1	8.4	61
Repurchase agreements	6.5	NM	NM
Total mark to market	$30.7	NM	NM
Highly leveraged finance commitments	$2.8	$4.8	58%
Equities (excludes ARS in AFS)	11.3	NM	NM
Structured investment vehicles	16.0	20.5	78
Monolines	1.0	NM	NM
Consumer and other (6)	11.6	NM	NM
Total	$154.4

(1)	Available-for-sale (AFS) accounts for approximately one-third of the total. HTM means held-to-maturity.
(2)	Includes commercial real estate ($2.1 billion), municipals ($1.1 billion) and asset-backed securities ($1.5 billion).
(3)	Held-for-sale (HFS) accounts for approximately $0.9 billion of the total.
(4)	This $7.3 billion of assets is reflected in the exposures set forth under “Managing Global Risk—U.S. Subprime-Related Direct Exposure in Citi Holdings—Special Asset Pool.”
(5)	Includes $1.9 billion of corporate and $0.7 billion of commercial real estate.
(6)	Includes $4.6 billion of small business banking and finance loans.
Note: Totals may not sum due to rounding. NM Not meaningful

Items Impacting SAP Revenues
The table below provides additional information regarding the net revenue marks affecting the SAP during 2009 and 2008.

	Pretax revenue
In millions of dollars	2009	2008
Subprime-related direct exposures (1)(2)	$810	$(14,283)
Private equity and equity investments (3)	(1,148)	(2,196)
Alt-A mortgages (1)(4)	(1,451)	(3,075)
Highly leveraged loans and financing commitments (5)	(521)	(4,892)
Commercial real estate positions (1)(6)(7)	(1,526)	(2,898)
Structured investment vehicles’ (SIVs) assets	(80)	(3,269)
Auction rate securities proprietary positions (8)	(23)	(1,732)
CVA related to exposure to monoline insurers	(1,301)	(5,736)
CVA on Citi debt liabilities under fair value option	(252)	233
CVA on derivatives positions, excluding monoline insurers	1,283	(1,059)
Subtotal	$(4,209)	$(38,907)
Accretion on reclassified assets	1,994	190
Total selected revenue items	$(2,215)	$(38,717)

(1)	Net of hedges.
(2)	See “Managing Global Risk—Credit Risk—U.S. Subprime-Related Direct Exposure in Citi Holdings—Special Asset Pool” for a further discussion of the related risk exposures and the associated marks recorded.
(3)	2009: $95 million recorded in BAM; $1,053 million recorded in SAP. 2008: $418 million recorded in BAM; $1,778 million recorded in SAP.
(4)	For these purposes, Alt-A mortgage securities are non-agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans. See “Managing Global Risk—Credit Risk—U.S. Consumer Mortgage Lending.”
(5)	Net of underwriting fees. See “Managing Global Risk—Credit Risk—Highly Leveraged Financing Transactions” for further discussion.
(6)	The aggregate $1,526 million recorded in 2009 is comprised of $1,121 million of losses, net of hedges, on exposures recorded at fair value, $562 million of losses on equity method investments, and $157 million of gains recorded on exposures classified as held-for-investment/held-to-maturity. Citi Holdings’ commercial real estate exposure is split into three categories of assets: held at fair value; held-to-maturity/held-for-investment; and equity. See “Managing Global Risk—Credit Risk—Exposure to Commercial Real Estate” for further discussion.
(7)	Excludes positions in SIVs. Commercial real estate write-downs above include $182 million in 2009 and $191 million in 2008 recorded in BAM.
(8)	Excludes write-downs of $6 million in 2009 ($16 million loss recorded in SAP; $8 million gain recorded in BAM) and $393 million in 2008 (all recorded in BAM) arising from the ARS legal settlements.
Credit Valuation Adjustment (CVA) Related to Monoline Insurers
CVA is calculated by applying forward default probabilities, which are derived using the counterparty’s current credit spread, to the expected exposure profile. The exposure primarily relates to hedges on super-senior subprime exposures that were executed with various monoline insurance companies. See “Managing Global Risk—Credit Risk—Direct Exposure to Monolines” for further discussion.

Credit Valuation Adjustment on Citi’s Debt Liabilities for Which Citi Has Elected the Fair Value Option
Citi is required to use its own credit spreads in determining the current value for its derivative liabilities and all other liabilities for which it has elected the fair value option. When Citi’s credit spreads widen (deteriorate), Citi recognizes a gain on these liabilities because the value of the liabilities has decreased. When Citi’s credit spreads narrow (improve), Citi recognizes a loss on these liabilities because the value of the liabilities has increased. The approximately $252 million of losses recorded in SAP on its fair value option liabilities (excluding derivative liabilities) during 2009 was principally due to the maturing of debt on which Citi has elected the fair value option.

Credit Valuation Adjustment on Derivative Positions, Excluding Monoline Insurers
The approximately $1,283 million net gain in derivative positions held in SAP during 2009 was due to the narrowing spreads of Citi’s counterparties on its derivative assets. See “Derivatives—Fair Valuation Adjustments for Derivatives” for further discussion.

Accretion on Reclassified Assets
In the fourth quarter of 2008, Citi Holdings reclassified $33.3 billion of debt securities within SAP from trading securities to HTM investments, $4.7 billion of debt securities from trading securities to AFS, and $15.7 billion of loans from held-for-sale to held-for-investment. All assets were reclassified with an amortized cost equal to the fair value on the date of reclassification. The difference between the amortized cost basis and the expected principal cash flows is treated as a purchase discount and accreted into income over the remaining life of the security or loan. All of these reclassified debt securities and loans are held in SAP. During 2009, SAP recognized approximately $1,994 million of interest revenue from this accretion.

CORPORATE/OTHER

Corporate/Other includes global staff functions (includes finance, risk, human resources, legal and compliance) and other corporate expense, global operations and technology (O&T), residual Corporate Treasury and Corporate items. At December 31, 2009, this segment had approximately $230 billion of assets, consisting primarily of the Company’s liquidity portfolio, including $110 billion of cash and cash equivalents.

In millions of dollars	2009	2008	2007
Net interest revenue	$(1,663)	$(2,680)	$(2,008)
Non-interest revenue	(8,893)	422	(302)
Total revenues, net of interest expense	$(10,556)	$(2,258)	$(2,310)
Total operating expenses	$1,420	$510	$1,813
Provisions for loan losses and for benefits and claims	(1)	1	(3)
(Loss) from continuing operations before taxes	$(11,975)	$(2,769)	$(4,120)
Income taxes (benefits)	(4,369)	(587)	(1,446)
(Loss) from continuing operations	$(7,606)	$(2,182)	$(2,674)
Income (loss) from discontinued operations, net of taxes	(445)	4,002	708
Net income (loss) before attribution of noncontrolling interests	$(8,051)	$1,820	$(1,966)
Net income attributable to noncontrolling interests	—	—	2
Net income (loss)	$(8,051)	$1,820	$(1,968)

2009 vs. 2008
Revenues, net of interest expense declined, primarily due to the pretax loss on debt extinguishment related to the repayment of the $20 billion of TARP trust preferred securities and the pretax loss in connection with the exit from the loss-sharing agreement with the U.S. government. Revenues also declined, due to the absence of the 2008 sale of Citigroup Global Services Limited recorded in O&T. This was partially offset by a pretax gain related to the exchange offers, revenues and higher intersegment eliminations.
     Operating expenses increased, primarily due to intersegment eliminations and increases in compensation, partially offset by lower repositioning reserves.
2008 vs. 2007
Revenues, net of interest expense increased primarily due to the gain in 2007 on the sale of certain corporate-owned assets and higher intersegment eliminations, partially offset by improved Treasury hedging activities.
     Operating expenses declined, primarily due to lower restructuring charges in 2008 as well as reductions in incentive compensation and benefits expense.

BALANCE SHEET REVIEW

	December 31,		Increase	%
In billions of dollars	2009	2008	(decrease)	Change
Assets
Loans, net of unearned income and allowance for loan losses	$555	$665	$(110)	(17)%
Trading account assets	343	378	(35)	(9)
Federal funds sold and securities borrowed or purchased under agreements to resell	222	184	38	21
Investments	306	256	50	20
Other assets	431	455	(24)	(5)
Total assets	$1,857	$1,938	$(81)	(4)%
Liabilities
Deposits	$836	$774	$62	8%
Federal funds purchased and securities loaned or sold under agreements to repurchase	154	205	(51)	(25)
Short-term borrowings and long-term debt	433	486	(53)	(11)
Trading account liabilities	138	166	(28)	(17)
Other liabilities	141	163	(22)	(13)
Total liabilities	$1,702	$1,794	$(92)	(5)%
Stockholders’ equity	$155	$144	$11	8%
Total liabilities and stockholders’ equity	$1,857	$1,938	$(81)	(4)%

Loans
Loans are an extension of credit to individuals, corporations, or government institutions. Loans vary across regions and industries and primarily include credit cards, mortgages, other real estate lending, personal loans, auto loans, student loans, and corporate loans. The majority of loans are carried at cost with a minimal amount recorded at fair value.
     Consumer and corporate loans comprised 72% and 28%, respectively, of Citi’s total loans (net of unearned income and before the allowance for loan losses) as of December 31, 2009.
     During 2009, consumer loans (net of allowance for loan losses) decreased by $64 billion, or 14%, primarily due to a:
  $33 billion, or 12%, decrease in mortgage and real estate loans; and
  $17 billion, or 19%, decrease in credit card loans, mostly in the U.S.
     These decreases were driven by tightened lending standards and credit activity during the year.
     During 2009, corporate loans decreased $46 billion, or 22%, primarily driven by a decrease of $21 billion, or 20%, in commercial and industrial loans.
     During 2009, average consumer loans (net of unearned income) of $456 billion yielded an average rate of 7.8%, compared to $513 billion and 8.9% in the prior year. Average corporate loans of $190 billion yielded an average rate of 6.3% in 2009, compared to $221 billion and 7.7% in the prior year.
     For further information, see “Loans Outstanding” under “Managing Global Risk—Credit Risk” and Note 17 to the Consolidated Financial Statements.
Trading Account Assets (Liabilities)
Trading account assets include debt and marketable equity securities, derivatives in a receivable position, residual interests in securitizations, and physical commodities inventory. In addition, certain assets that Citigroup has elected to carry at fair value, such as certain loans and purchase guarantees, are also included in Trading account assets. Trading account liabilities include securities sold, not yet purchased (short positions) and derivatives in a net payable position as well as certain liabilities that Citigroup has elected to carry at fair value.
     All Trading account assets and Trading account liabilities are reported at their fair value, except for physical commodities inventory which is carried at the lower of cost or market, with unrealized gains and losses recognized in current income.
     During 2009, Trading account assets decreased by $35 billion, or 9%, due to a:
  $56 billion, or 49%, decrease in revaluation gains primarily consisting of decreases in interest rate and foreign exchange contracts as well as a decrease in netting agreements;
  $16 billion, or 30%, decrease in mortgage loan securities driven by decreased agency and subprime debt;
  $20 billion, or 172%, increase in U.S. Treasury and federal agency securities;
  $15 billion, or 27%, increase in foreign government securities; and
  $7 billion, or 9%, increase in corporate and other debt securities.

     Total average Trading account assets were $267 billion in 2009, compared to $373 billion in 2008, yielding average rates of 4.0% and 4.7%, respectively.
     During 2009, Trading account liabilities decreased by $28 billion, or 17%, due to a:
  $51 billion, or 44%, decrease in revaluation losses primarily due to decreases in interest rate, foreign exchange and equity contracts as well as a decrease in netting agreements; and
  $23 billion, or 45%, increase in securities sold, not yet purchased, comprised of an $18 billion increase in debt securities, with U.S. Treasury securities increasing by $5 billion.
     In 2009, average Trading account liabilities were $60 billion, yielding an average rate of 0.5%, compared to $75 billion and 1.7% in the prior year.
     For further discussion regarding Trading account assets and Trading account liabilities, see Note 15 to the Consolidated Financial Statements.

Federal Funds Sold (Purchased) and Securities Borrowed (Loaned) or Purchased (Sold) Under Agreements to Resell (Repurchase)
Federal funds sold and federal funds purchased consist of unsecured advances of excess balances in reserve accounts held at Federal Reserve banks. When Citigroup advances federal funds to a third party, it is selling its excess reserves. Similarly, when Citigroup receives federal funds, it is purchasing reserves from a third party. These interest-bearing transactions typically have an original maturity of one business day.
     Securities borrowed and securities loaned are recorded at the amount of cash advanced or received, with a minimal amount adjusted for fair value. With respect to securities borrowed, Citi pays cash collateral in an amount in excess of the market value of securities borrowed, and receives excess in the case of securities loaned. Citigroup monitors the market value of securities borrowed and loaned on a daily basis with additional collateral advanced or obtained as necessary. Interest received or paid for these transactions is recorded in interest income or interest expense.
     Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are primarily carried at fair value since January 1, 2007. Citigroup’s policy is to take possession of securities purchased under agreements to resell. The market value of securities to be repurchased and resold is monitored, and additional collateral is obtained where appropriate to protect against credit exposure.
     During 2009, the increase of $38 billion, or 21%, in federal funds sold and securities borrowed or purchased under agreements to resell, and the decrease of $51 billion, or 25%, in federal funds purchased and securities loaned or sold under agreements to repurchase were primarily driven by Citi’s liquidity management objective of increasing cash and liquid securities positions.
     For further information regarding these balance sheet categories, see Note 13 to the Consolidated Financial Statements.
Investments
Investments consist of debt and equity securities that are available-for-sale, debt securities that are held-to-maturity, non-marketable equity securities that are carried at fair value, and non-marketable equity securities carried at cost. Debt securities include bonds, notes and redeemable preferred stock, as well as loan-backed securities (such as mortgage-backed securities) and other structured notes. Marketable and non-marketable equity securities carried at fair value include common and nonredeemable preferred stock. These instruments provide Citi with long-term investment opportunities while in most cases remaining relatively liquid.
     Non-marketable equity securities carried at cost primarily include equity shares issued by the Federal Reserve Bank and the Federal Home Loan Bank that Citigroup is required to hold.
     Investment securities classified as available-for-sale are primarily carried at fair value with the changes in fair value generally recognized in stockholders’ equity (accumulated other comprehensive income). Declines in fair value that are deemed other-than-temporary, as well as gains and losses from the sale of these investment securities, are recognized in current earnings. Certain investments in non-marketable equity securities and certain investments that would otherwise be accounted for using the equity method are carried at fair value. Changes in fair value of such investments are recorded in earnings. Debt securities classified as held-to-maturity are carried at cost unless a decline in fair value below cost is deemed other-than-temporary, in which case such a decline is recorded in current earnings.
     During 2009, investments increased by $50 billion, or 20%, principally due to a:
  $64 billion increase in available-for-sale securities (U.S. Treasury and federal agency securities, $30 billion; foreign governments, $22 billion; and corporate, $10 billion); and
  $13 billion decrease in held-to-maturity securities (predominantly asset-backed securities).
     For further information regarding investments, see Note 16 to the Consolidated Financial Statements.

Other Assets
Other assets are composed of cash and due from banks, deposits with banks, brokerage receivables, goodwill, intangibles, and various other assets.
     During 2009, Other assets decreased $24 billion, or 5%, due to a:
  $11 billion decrease in Brokerage receivables, driven by the absence of unsettled customer trades as markets have become more liquid;
  $5 billion decrease in Intangible assets and $2 billion decrease in Goodwill, predominantly from the sale of Nikko Cordial Securities and Nikko Asset Management and the MSSB JV with Morgan Stanley;
  $3 billion decrease in Deposits with banks, from decreased deposits with the Federal Reserve used to purchase highly liquid securities; and
  $5 billion decrease in various other assets.

     For further information regarding Goodwill and Intangible assets, see Note 19 to the Consolidated Financial Statements. For further discussion on Brokerage receivables, see Note 14 to the Consolidated Financial Statements.

Deposits
Deposits represent customer funds that are payable on demand or upon maturity. The majority of deposits are carried at cost, with a minimal amount recorded at fair value. Deposits can be interest-bearing or non-interest-bearing. Interest-bearing deposits payable by foreign and U.S. domestic banking subsidiaries of Citigroup comprise 58% and 28% of total deposits, respectively, while non-interest-bearing deposits comprise 5% and 9% of total deposits, respectively.
     During 2009, total deposits increased by $62 billion, or 8%. Total average deposits increased $10 billion or 1% during 2009.
     For more information on deposits, see “Capital Resources and Liquidity—Liquidity.”
Debt
Debt is composed of both short-term and long-term borrowings. It includes commercial paper, borrowings from unaffiliated banks, senior notes (including collateralized advances from the Federal Home Loan Bank), subordinated notes and trust preferred securities. The majority of debt is carried at cost, with approximately $27 billion recorded at fair value.
     During 2009, total debt decreased by $53 billion, or 11%, with Short-term borrowings decreasing by $58 billion, or 46%. Long-term debt increased by only $5 billion, or 1%.
     The decrease in Short-term borrowings was due to a decline of $39 billion in other funds borrowed and $19 billion in commercial paper primarily caused by decreased need for short-term funding due to excess liquidity caused by increased deposits and a reduction in assets.
     Average commercial paper outstanding in 2009 was $25 billion with an average rate of 1.0%, compared to $32 billion and 3.1% in 2008. Average other funds borrowed in 2009 were $77 billion, with an average rate of 1.5%, compared to $83 billion and 1.7% in the prior year.
     Average long-term debt outstanding during 2009 was $345 billion, compared to $348 billion in 2008, with an average rate of 3.6% and 4.6%, respectively.
     For more information on debt, see Note 20 to the Consolidated Financial Statements and “Capital Resources and Liquidity—Liquidity.”

SEGMENT BALANCE SHEET AT DECEMBER 31, 2009

					Corporate/Other,
					Discontinued
	Regional	Institutional			Operations
	Consumer	Clients	Subtotal		and Consolidating	Total Citigroup
In millions of dollars	Banking	Group	Citicorp	Citi Holdings	Eliminations	Consolidated
Assets
Cash and due from banks	$8,005	$15,182	$23,187	$1,146	$1,139	$25,472
Deposits with banks	8,903	44,772	53,675	4,202	109,537	167,414
Federal funds sold and securities borrowed or purchased under
agreements to resell	264	214,606	214,870	7,152	—	222,022
Brokerage receivables	179	22,693	22,872	10,762	—	33,634
Trading account assets	13,818	293,046	306,864	42,855	(6,946)	342,773
Investments	34,466	107,115	141,581	86,049	78,489	306,119
Loans, net of unearned income
Consumer	123,663	—	123,663	299,887	507	424,057
Corporate	—	125,164	125,164	42,242	41	167,447
Loans, net of unearned income	$123,663	$125,164	$248,827	$342,129	$548	$591,504
Allowance for loan losses	(6,476)	(3,590)	(10,066)	(25,967)	—	(36,033)
Total loans, net	$117,187	$121,574	$238,761	$316,162	$548	$555,471
Goodwill	9,593	10,357	19,950	5,442	—	25,392
Intangible assets (other than MSRs)	2,424	1,082	3,506	5,206	2	8,714
Mortgage servicing rights (MSRs)	—	70	70	6,460	—	6,530
Other assets	17,929	35,308	53,237	61,676	48,192	163,105
Total assets	$212,768	$865,805	$1,078,573	$547,112	$230,961	$1,856,646
Liabilities and equity
Total deposits	$289,719	$441,720	$731,439	$91,542	$12,922	$835,903
Federal funds purchased and securities loaned or sold under
agreements to repurchase	2,347	151,530	153,877	37	367	154,281
Brokerage payables	187	60,653	60,840	1	5	60,846
Trading account liabilities	26	132,377	132,403	5,109	—	137,512
Short-term borrowings	227	30,085	30,312	4,526	34,041	68,879
Long-term debt	1,320	85,768	87,088	30,431	246,500	364,019
Other liabilities	62,428	143,678	206,106	75,322	(201,195)	80,233
Net inter-segment funding (lending)	(143,486)	(180,006)	(323,492)	340,144	(16,652)	—
Total Citigroup stockholders’ equity	—	—	—	—	$152,700	$152,700
Noncontrolling interest	—	—	—	—	2,273	2,273
Total equity	—	—	—	—	154,973	154,973
Total liabilities and equity	$212,768	$865,805	$1,078,573	$547,112	$230,961	$1,856,646

     The above supplemental information reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of December 31, 2009. The respective segment information closely depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors’ understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial interrelationship of the asset and liability dynamics of the balance sheet components among Citi’s business segments.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview
Capital has historically been generated by earnings from Citi’s operating businesses. Citi may also augment its capital through issuances of common stock, convertible preferred stock, preferred stock, equity issued through awards under employee benefit plans, and, in the case of regulatory capital, through the issuance of subordinated debt underlying trust preferred securities. In addition, the impact of future events on Citi’s business results, such as corporate and asset dispositions, as well as changes in accounting standards, also affect Citi’s capital levels.
     Generally, capital is used primarily to support assets in Citi’s businesses and to absorb market, credit, or operational losses. While capital may be used for other purposes, such as to pay dividends or repurchase common stock, Citi’s ability to utilize its capital for these purposes is currently restricted due to its agreements with the U.S. government, generally for so long as the U.S. government continues to hold Citi’s common stock or trust preferred securities. See also “Supervision and Regulation” below.
     Citigroup’s capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with Citi’s risk profile and all applicable regulatory standards and guidelines, as well as external rating agency considerations. The capital management process is centrally overseen by senior management and is reviewed at the consolidated, legal entity, and country level.
     Senior management is responsible for the capital management process mainly through Citigroup’s Finance and Asset and Liability Committee (FinALCO), with oversight from the Risk Management and Finance Committee of Citigroup’s Board of Directors. The FinALCO is composed of the senior-most management of Citigroup for the purpose of engaging management in decision-making and related discussions on capital and liquidity matters. Among other things, FinALCO’s responsibilities include: determining the financial structure of Citigroup and its principal subsidiaries; ensuring that Citigroup and its regulated entities are adequately capitalized in consultation with its regulators; determining appropriate asset levels and return hurdles for Citigroup and individual businesses; reviewing the funding and capital markets plan for Citigroup; and monitoring interest rate risk, corporate and bank liquidity, and the impact of currency translation on non-U.S. earnings and capital.
Capital Ratios
Citigroup is subject to the risk-based capital guidelines issued by the Federal Reserve Board. Historically, capital adequacy has been measured, in part, based on two risk-based capital ratios, the Tier 1 Capital and Total Capital (Tier 1 Capital + Tier 2 Capital) ratios. Tier 1 Capital consists of the sum of “core capital elements,” such as qualifying common stockholders’ equity, as adjusted, qualifying noncontrolling interests, and qualifying mandatorily redeemable securities of subsidiary trusts, principally reduced by goodwill, other disallowed intangible assets, and disallowed deferred tax assets. Total Capital also includes “supplementary” Tier 2 Capital elements, such as qualifying subordinated debt and a limited portion of the allowance for credit losses. Both measures of capital adequacy are stated as a percentage of risk-weighted assets. Further, in conjunction with the conduct of the 2009 Supervisory Capital Assessment Program (SCAP), U.S. banking regulators developed a new measure of capital termed “Tier 1 Common,” which has been defined as Tier 1 Capital less non-common elements, including qualifying perpetual preferred stock, qualifying noncontrolling interests, and qualifying mandatorily redeemable securities of subsidiary trusts.
     Citigroup’s risk-weighted assets are principally derived from application of the risk-based capital guidelines related to the measurement of credit risk. Pursuant to these guidelines, on-balance-sheet assets and the credit equivalent amount of certain off-balance-sheet exposures (such as financial guarantees, unfunded lending commitments, letters of credit, and derivatives) are assigned to one of several prescribed risk-weight categories based upon the perceived credit risk associated with the obligor, or if relevant, the guarantor, the nature of the collateral, or external credit ratings. Risk-weighted assets also incorporate a measure for market risk on covered trading account positions and all foreign exchange and commodity positions whether or not carried in the trading account. Excluded from risk-weighted assets are any assets, such as goodwill and deferred tax assets, to the extent required to be deducted from regulatory capital. See “Components of Capital Under Regulatory Guidelines” below.
     Citigroup is also subject to a Leverage ratio requirement, a non-risk-based measure of capital adequacy, which is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets.
     To be “well capitalized” under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. The following table sets forth Citigroup’s regulatory capital ratios as of December 31, 2009 and December 31, 2008.

Citigroup Regulatory Capital Ratios

At year end	2009	2008
Tier 1 Common	9.60%	2.30%
Tier 1 Capital	11.67	11.92
Total Capital (Tier 1 Capital and Tier 2 Capital)	15.25	15.70
Leverage	6.89	6.08

     As noted in the table above, Citigroup was “well capitalized” under the federal bank regulatory agency definitions at year end for both 2009 and 2008.

Components of Capital Under Regulatory Guidelines

In millions of dollars at year end	2009	2008 (1)
Tier 1 Common
Citigroup common stockholders’ equity	$152,388	$70,966
Less: Net unrealized losses on securities available-for-sale, net of tax (2)	(4,347)	(9,647)
Less: Accumulated net losses on cash flow hedges, net of tax	(3,182)	(5,189)
Less: Pension liability adjustment, net of tax (3)	(3,461)	(2,615)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in own credit worthiness, net of tax (4)	760	3,391
Less: Disallowed deferred tax assets (5)	26,044	23,520
Less: Intangible assets:
Goodwill	25,392	27,132
Other disallowed intangible assets	5,899	10,607
Other	(788)	(840)
Total Tier 1 Common	$104,495	$22,927
Qualifying perpetual preferred stock	$312	$70,664
Qualifying mandatorily redeemable securities of subsidiary trusts	19,217	23,899
Qualifying noncontrolling interests	1,135	1,268
Other	1,875	—
Total Tier 1 Capital	$127,034	$118,758
Tier 2 Capital
Allowance for credit losses (6)	$13,934	$12,806
Qualifying subordinated debt (7)	24,242	24,791
Net unrealized pretax gains on available-for-sale equity securities (2)	773	43
Total Tier 2 Capital	$38,949	$37,640
Total Capital (Tier 1 Capital and Tier 2 Capital)	$165,983	$156,398
Risk-weighted assets (8)	$1,088,526	$996,247

(1)	Reclassified to conform to the current period presentation.
(2)	Tier 1 Capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with risk-based capital guidelines. In arriving at Tier 1 Capital, banking organizations are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax. Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.
(3)	The Federal Reserve Board granted interim capital relief for the impact of ASC 715-20, Compensation—Retirement Benefits—Defined Benefits Plans (formerly SFAS 158).
(4)	The impact of including Citigroup’s own credit rating in valuing financial liabilities for which the fair value option has been elected is excluded from Tier 1 Capital, in accordance with risk-based capital guidelines.
(5)	Of Citi’s approximately $46 billion of net deferred tax assets at December 31, 2009, approximately $15 billion of such assets were includable without limitation in regulatory capital pursuant to risk-based capital guidelines, while approximately $26 billion of such assets exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 Capital. Citigroup’s other approximately $5 billion of net deferred tax assets primarily represented approximately $3 billion of deferred tax effects of unrealized gains and losses on available-for-sale debt securities and approximately $2 billion of deferred tax effects of the pension liability adjustment, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines. Citi had approximately $24 billion of disallowed deferred tax assets at December 31, 2008.
(6)	Includable up to 1.25% of risk-weighted assets. Any excess allowance is deducted in arriving at risk-weighted assets.
(7)	Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.
(8)	Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $64.5 billion for interest rate, commodity, and equity derivative contracts, foreign exchange contracts, and credit derivatives as of December 31, 2009, compared with $102.9 billion as of December 31, 2008. Market risk equivalent assets included in risk-weighted assets amounted to $80.8 billion at December 31, 2009 and $101.8 billion at December 31, 2008. Risk-weighted assets also include the effect of certain other off-balance-sheet exposures, such as unused lending commitments and letters of credit, and reflect deductions such as certain intangible assets and any excess allowance for credit losses.

2009 Actions Significantly Impacting Citigroup’s Capital
Primarily as a result of the preferred stock and trust preferred securities exchange offers consummated in the third quarter of 2009, and capital raised in connection with the $20 billion TARP repayment as well as the exiting of the loss-sharing agreement in the fourth quarter of 2009, the overall quality of Citigroup’s capital was enhanced, with Tier 1 Common increasing by approximately $82 billion from December 31, 2008 to December 31, 2009. In addition, Citigroup’s Tangible Common Equity (TCE) increased by approximately $87 billion from December 31, 2008 to December 31, 2009. Tier 1 Common and related capital adequacy ratios are measures used and relied upon by U.S. banking regulators, while TCE is a capital adequacy metric used and relied upon by industry analysts. However, both metrics and related ratios are considered “non-GAAP financial measures” for SEC purposes. See “Capital Ratios,” “Components of Capital Under Regulatory Guidelines,” and “Tangible Common Equity” for additional information on these measures.

2009 Actions Significantly Impacting Citigroup’s Risk-Weighted Assets
In the fourth quarter of 2009, Citigroup entered into an agreement to exit the loss-sharing agreement with the U.S. Treasury, FDIC, and Federal Reserve Bank of New York, which covered losses on a specifically designated portfolio, principally comprised of consumer assets, and initially valued at approximately $301 billion as of November 21, 2008. Under the agreement, these designated assets had been risk-weighted at 20% for purposes of calculating Citi’s risk-based capital ratios. With the exiting of the agreement, commencing December 31, 2009, Citigroup discontinued risk-weighting these assets at 20%. Rather, the assets were risk-weighted as required in accordance with risk-based capital guidelines, as described above, and consistent to that prior to entering into the agreement. The exiting of the loss-sharing agreement increased Citigroup’s risk-weighted assets by approximately $136 billion, and correspondingly decreased Citi’s Tier 1 Common, Tier 1 Capital, and Total Capital ratios by approximately 125 basis points, approximately 157 basis points, and approximately 183 basis points, respectively, at December 31, 2009.
     In addition, during the first half of 2009, all three of Citigroup’s primary credit card securitization trusts—the Master Trust, Omni Trust, and Broadway Trust—had bonds placed on ratings watch with negative implications by rating agencies. As a result of the ratings watch status, certain actions were taken by Citi with respect to each of the trusts. In general, the actions subordinated certain senior interests in the trust assets that were retained by Citi, which effectively placed these interests below investor interests in terms of priority of payment.
     As a result of these actions, based on the applicable regulatory capital rules, Citigroup began including the sold assets for all three of the credit card securitization trusts in its risk-weighted assets for purposes of calculating its risk-based capital ratios during 2009. The increase in risk-weighted assets occurred in the quarter during 2009 in which the respective actions took place. The effect of these changes increased Citigroup’s risk-weighted assets by approximately $82 billion, and decreased Citigroup’s Tier 1 Capital ratio by approximately 100 basis points each as of March 31, 2009, with respect to the Master and Omni Trusts. The inclusion of the Broadway Trust increased Citigroup’s risk-weighted assets by an additional approximate $900 million at June 30, 2009. All bond ratings for each of the trusts have been affirmed by the rating agencies, and no downgrades had occurred as of December 31, 2009.

2010 Accounting Changes Significantly Impacting Citigroup’s Capital—Elimination of Qualifying Special Purpose Entities (QSPEs) and Changes in the Consolidation Model for Variable Interest Entities (VIEs)
Changes that the FASB adopted in 2009 regarding sales treatment for assets and consolidation of off-balance-sheet VIEs, as promulgated in SFAS 166 and SFAS 167, respectively, will have a significant and immediate impact on Citigroup’s capital ratios beginning in the first quarter of 2010. Specifically, the pro forma impact on Citigroup’s capital ratios of the adoption on January 1, 2010 of SFAS 166 and SFAS 167 (based on financial information as of December 31, 2009) would be as follows:

	As of December 31, 2009
	As reported	Pro forma	Impact
Tier 1 Common	9.60%	8.21%	(139	) bps
Tier 1 Capital	11.67	10.26	(141	) bps
Total Capital	15.25	13.82	(143	) bps
Leverage	6.89	6.14	(75	) bps
TCE (TCE/RWA)	10.86%	9.99%	(87	) bps

     For more information, see Notes 1 and 23 to the Consolidated Financial Statements, including “Funding, Liquidity Facilities and Subordinate Interests” below.

Common Stockholders’ Equity
Citigroup’s common stockholders’ equity increased during 2009 by $81.4 billion to $152.4 billion, and represented 8.2% of total assets as of December 31, 2009. Citigroup’s common stockholders’ equity was $71.0 billion, which represented 3.7% of total assets, at December 31, 2008.
     The table below summarizes the change in Citigroup’s common stockholders’ equity during 2009:

In billions of dollars
Common stockholders’ equity, December 31, 2008	$71.0
Net loss (1) (2)	(1.6)
Employee benefit plans and other activities	1.0
Dividends	(3.4)
Exchange offers (1)	58.8
Issuance of common equity and T-DECs	20.3
Net change in accumulated other comprehensive income (loss), net of tax	6.3
Common stockholders’ equity, December 31, 2009	$152.4

(1)	Net loss includes a $0.9 billion after-tax gain related to the conversion of trust preferred securities held by public investors into common stock, pursuant to Citi’s public and private exchange offers consummated in July 2009 and completed in their entirety in September 2009.
(2)	Net loss includes a $6.2 billion after-tax loss associated with the $20 billion TARP repayment as well as the exiting of the loss-sharing agreement in December 2009.

     As of December 31, 2009, approximately $6.7 billion of stock repurchases remained under Citi’s authorized repurchase programs. No material repurchases were made in 2009 or 2008. In addition, for so long as the U.S. government holds any Citigroup common stock or trust preferred securities acquired pursuant to the preferred stock exchange offers, Citigroup has agreed not to acquire, repurchase, or redeem any Citigroup equity or trust preferred securities, other than pursuant to administering its employee benefit plans or other customary exceptions, or with the consent of the U.S. government. See also “Supervision and Regulation.”

Tangible Common Equity
TCE, as defined by Citigroup, represents Common equity less Goodwill and Intangible assets (other than Mortgage Servicing Rights (MSRs)) net of the related net deferred taxes. Other companies may calculate TCE in a manner different from that of Citigroup. Citi’s TCE was $118.2 billion and $31.1 billion at December 31, 2009 and 2008, respectively.
     The TCE ratio (TCE divided by risk-weighted assets) was 10.9% and 3.1% at December 31, 2009 and 2008, respectively.
     A reconciliation of Citigroup’s total stockholders’ equity to TCE follows:

In millions of dollars at year end, except ratios	2009	2008
Total Citigroup stockholders’ equity	$152,700	$141,630
Less:
Preferred stock	312	70,664
Common equity	$152,388	$70,966
Less:
Goodwill	25,392	27,132
Intangible assets (other than MSRs)	8,714	14,159
Related net deferred taxes	68	(1,382)
Tangible common equity (TCE)	$118,214	$31,057
Tangible assets
GAAP assets	$1,856,646	$1,938,470
Less:
Goodwill	25,392	27,132
Intangible assets (other than MSRs)	8,714	14,159
Related deferred tax assets	386	1,285
Tangible assets (TA)	$1,822,154	$1,895,894
Risk-weighted assets (RWA)	$1,088,526	$996,247
TCE/TA ratio	6.49%	1.64%
TCE ratio (TCE/RWA)	10.86%	3.12%
Capital Resources of Citigroup’s Depository Institutions
Citigroup’s U.S. subsidiary depository institutions are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the guidelines of the Federal Reserve Board. To be “well capitalized” under these regulatory definitions, Citigroup’s depository institutions must have a Tier 1 Capital ratio of at least 6%, a Total Capital (Tier 1 Capital + Tier 2 Capital) ratio of at least 10%, and a Leverage ratio of at least 5%, and not be subject to a regulatory directive to meet and maintain higher capital levels.
     At December 31, 2009, all of Citigroup’s subsidiary depository institutions were “well capitalized” under federal bank regulatory agency definitions, including Citigroup’s primary depository institution, Citibank, N.A., as noted in the following table:

Citibank, N.A. Components of Capital and Ratios Under Regulatory Guidelines

In billions of dollars at year end	2009	2008
Tier 1 Capital	$96.8	$71.0
Total Capital (Tier 1 Capital and Tier 2 Capital)	110.6	108.4
Tier 1 Capital ratio	13.16%	9.94%
Total Capital ratio	15.03	15.18
Leverage ratio (1)	8.31	5.82

(1)	Tier 1 Capital divided by each period’s quarterly adjusted average total assets.

     Citibank, N.A. had a $2.8 billion net loss for 2009. In addition, during 2009, Citibank, N.A. received capital contributions from its immediate parent company, Citicorp, in the amount of $33.0 billion. Total subordinated notes issued to Citibank, N.A.’s immediate parent company, Citicorp, included in Citibank, N.A.’s Tier 2 Capital declined from $28.2 billion outstanding at December 31, 2008 to $4.0 billion outstanding at December 31, 2009, reflecting the redemption of $24.2 billion of subordinated notes during 2009.

      The following table presents the estimated sensitivity of Citigroup’s and Citibank, N.A.’s capital ratios to changes of $100 million in Tier 1 Common, Tier 1 Capital, or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator) based on financial information as of December 31, 2009. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s and

Citibank, N.A.’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Leverage ratio
Impact of $1
		Impact of $1		Impact of $1		Impact of $1		billion change
	Impact of $100	billion change in	Impact of $100	billion change in	Impact of $100	billion change in	Impact of $100	in adjusted
	million change in	risk-weighted	million change	risk-weighted	million change	risk-weighted	million change	average total
	Tier 1 Common	assets	in Tier 1 Capital	assets	in Total Capital	assets	in Tier 1 Capital	assets
Citigroup	0.9 bps	0.9 bps	0.9 bps	1.1 bps	0.9 bps	1.4 bps	0.5 bps	0.4 bps
Citibank, N.A.	—	—	1.4 bps	1.8 bps	1.4 bps	2.0 bps	0.9 bps	0.7 bps

Broker-Dealer Subsidiaries
At December 31, 2009, Citigroup Global Markets Inc., a broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc., had net capital, computed in accordance with the SEC’s net capital rule, of $10.9 billion, which exceeded the minimum requirement by $10.2 billion.
     In addition, certain of Citi’s broker-dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s broker-dealer subsidiaries were in compliance with their capital requirements at December 31, 2009. The requirements applicable to these subsidiaries in the U.S. and other jurisdictions may be subject to political uncertainty and potential change in light of the recent financial crisis and regulatory reform proposals currently being considered at both the legislative and regulatory levels.
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
     On December 7, 2007, the U.S. banking regulators published the rules for large banks to comply with Basel II in the U.S. These rules require Citigroup, as a large and internationally active bank, to comply with the most advanced Basel II approaches for calculating credit and operational risk capital requirements. The U.S. implementation timetable consists of a parallel calculation period under the current regulatory capital regime (Basel I) and Basel II, starting anytime between April 1, 2008 and April 1, 2010, followed by a three-year transition period, typically starting 12 months after the beginning of parallel reporting. U.S. regulators have reserved the right to change how Basel II is applied in the U.S. following a review at the end of the second year of the transitional period, and to retain the existing prompt corrective action and leverage capital requirements applicable to banking organizations in the U.S. Citigroup intends to implement Basel II within the timeframe required by the final rules. The Basel II (or its successor) requirements are the subject of political uncertainty and potential tightening or other change in light of the recent financial crisis and regulatory reform proposals currently being considered at both the legislative and regulatory levels. See also “Risk Factors.”

FUNDING AND LIQUIDITY

General
Citigroup’s cash flows and liquidity needs are primarily generated within its operating subsidiaries.  Exceptions exist for major corporate items, such as the TARP repayment, and for equity and certain long-term debt issuances, which take place at the Citigroup corporate level.  Generally, Citi’s management of funding and liquidity is designed to optimize availability of funds as needed within Citi’s legal and regulatory structure. Various constraints limit certain subsidiaries’ ability to pay dividends or otherwise make funds available.  Consistent with these constraints, Citigroup’s primary objectives for funding and liquidity management are established by entity and in aggregate across three main operating entities, as follows:  (i) Citigroup, as the parent holding company; (ii) banking subsidiaries; and (iii) non-banking subsidiaries.
     Citigroup sources of funding include deposits, collateralized financing transactions and a variety of unsecured short- and long-term instruments, including federal funds purchased, commercial paper, long-term debt, trust preferred securities, preferred stock and common stock.
     As a result of continued deleveraging, growth in deposits, term securitization under government and non-government programs, the issuance of long-term debt under the FDIC’s Temporary Liquidity Guarantee Program (TLGP) and the issuance of non-guaranteed debt (particularly during the latter part of 2009), Citigroup substantially increased its balances of cash and highly liquid securities and reduced its short-term borrowings during 2009.
     Citi has focused on growing a geographically diverse retail and corporate deposit base that stood at approximately $836 billion as of December 31, 2009, up $62 billion compared to December 31, 2008. On a volume basis, deposit increases occurred in Regional Consumer Banking, particularly in North America, and in Transaction Services due to growth in all regions and strength in Treasury and Trade Solutions. Excluding the impact of foreign exchange, Citi’s deposit base has increased sequentially over each of the last six quarters. The deposits are diversified across products and regions, with approximately 64% outside of the U.S.  This diversification provides Citi with an important and low-cost source of funding. A significant portion of these deposits has been, and is currently expected to be, long-term and stable and is considered to be core. During 2010, although our deposit balances may be subject to seasonal fluctuations, we anticipate pursuing modest deposit growth while concentrating on widening spreads.
     At December 31, 2009, long-term debt and commercial paper outstanding for Citigroup, Citigroup Global Market Holdings Inc. (CGMHI), Citigroup Funding Inc. (CFI) and other Citigroup subsidiaries, collectively, were as follows:

	Citigroup						Other
	parent						Citigroup
In billions of dollars	company		CGMHI	(1)	CFI	(1)	subsidiaries
Long-term debt	$197.8	(3)	$13.4		$55.5		$97.3	(2)
Commercial paper	$—		$—		$9.8		$0.4

(1)	Citigroup guarantees all of CFI’s debt and CGMHI’s publicly issued securities.
(2)	At December 31, 2009, approximately $24.1 billion relates to collateralized advances from the Federal Home Loan Bank.
(3)	Of this amount, approximately $64.6 billion is guaranteed by the FDIC with $6.3 billion maturing in 2010, $20.3 billion maturing in 2011 and $38 billion maturing in 2012.

     The table below details the long-term debt issuances of Citigroup during the past five quarters.

									2009
In billions of dollars	4Q08	1Q09	2Q09		3Q09		4Q09		Total
Debt issued under
TLGP guarantee	$5.8	$21.9	$17.0		$10.0		$10.0		$58.9
Debt issued without
TLGP guarantee:
Citigroup parent
company/CFI	0.3	2.0	7.4		12.6		4.0	(3)	26.0
Other Citigroup
subsidiaries	0.5	0.5	10.1	(1)	7.9	(2)	5.8	(4)	24.3
Total	$6.6	$24.4	$34.5		$30.5		$19.8		$109.2

(1)	Includes $8.5 billion issued through the U.S. government-sponsored Department of Education Conduit Facility, and $1 billion issued by Citibank Pty. Ltd. Australia and guaranteed by the Commonwealth of Australia.
(2)	Includes $3.3 billion issued through the U.S. government-sponsored Department of Education Conduit Facility, and $1 billion issued by Citibank Pty. Ltd. Australia and guaranteed by the Commonwealth of Australia.
(3)	Includes $1.9 billion of senior debt issued under remarketing of $1.9 billion of Citigroup trust preferred securities held by the Abu Dhabi Investment Authority (ADIA) to provide funds for settlement of the forward stock purchase contract in March 2010, as provided for by the agreement between Citi and ADIA.
(4)	Includes $1.4 billion issued through the U.S. government-sponsored Department of Education Conduit Facility.

     See Note 20 to the Consolidated Financial Statements for further detail on Citigroup’s and its affiliates’ long-term debt and commercial paper outstanding. Commercial paper outstanding as of December 31, 2009 has decreased from $29 billion as of December 31, 2008 to $10 billion. In 2010, commercial paper is expected to continue to be an important source of funding for Citi, maintained at approximately the $10 billion level.
     The TLGP expired on October 31, 2009 and Citigroup and its affiliates elected not to participate in any FDIC-approved extension of the program. In addition, as of the end of 2009, Citigroup had substantially eliminated  utilization of short-term government funding programs.

     In addition to growing its deposit base and engaging in long-term debt funding, Citi has been actively building its structural liquidity by reducing total assets. Total assets as of December 31, 2009 have declined 4% as compared to December 31, 2008. Loans (net of allowance), which are one of Citi’s most illiquid assets, are down $109 billion, or approximately 15%. Deposits as a percentage of loans have increased to 150% as of December 31, 2009 from 116% as of December 31, 2008. Structural liquidity, defined as the sum of deposits, long-term debt and stockholders’ equity as a percentage of total assets, has increased steadily through 2008 and 2009 and was 73% at December 31, 2009, as compared with 66% at December 31, 2008.

Aggregate Liquidity Resources
	Parent and broker-dealer		Significant bank entities		Total
In billions of dollars at year end	2009	2008	2009	2008	2009	2008
Cash at major central banks	$10.4	$49.2	$105.1	$74.5	$115.5	$123.7
Liquid securities and assets pledged at major central banks	76.4	22.8	123.6	53.8	200.0	76.6
Total	$86.8	$72.0	$228.7	$128.3	$315.5	$200.3

     As noted in the table above, Citigroup’s aggregate liquidity resources totaled $315.5 billion as of December 31, 2009, compared with $200.3 billion as of December 31, 2008.  As of December 31, 2009, Citigroup’s and its affiliates’ liquidity portfolio and broker-dealer “cash box” totaled $86.8 billion as compared with $72.0 billion at December 31, 2008. This includes the liquidity portfolio and cash box held in the U.S. as well as government bonds held by Citigroup’s broker-dealer entities in the United Kingdom and Japan. Further, at December 31, 2009, Citigroup’s bank subsidiaries had an aggregate of approximately $105.1 billion of cash on deposit with major Central Banks (including the U.S. Federal Reserve Bank of New York, the European Central Bank, Bank of England, Swiss National Bank, Bank of Japan, the Monetary Authority of Singapore, and the Hong Kong Monetary Authority), compared with approximately $74.5 billion at December 31, 2008. Citigroup’s bank subsidiaries also have significant additional liquidity resources through unencumbered highly liquid securities available for secured funding through private markets or that are, or could be, pledged to the major Central Banks and the U.S. Federal Home Loan Banks.  The value of these liquid securities was $123.6 billion at December 31, 2009 compared with $53.8 billion at December 31, 2008. Significant amounts of cash and liquid securities are also available in other Citigroup entities.
     Consistent with the strategic reconfiguration of Citi’s balance sheet, the build-up of liquidity resources and the shift in focus on increasing structural liabilities, Citigroup entered 2010 with much of its required long-term debt funding already in place. As a consequence, it is currently expected that the direct long-term funding requirements for Citigroup and CFI in 2010 will be $15 billion, which is well below the $39 billion of expected maturities.

Banking Subsidiaries—Constraints on Supplying Funds
There are various legal and regulatory limitations on the ability of Citigroup’s subsidiary depository institutions to pay dividends, extend credit or otherwise supply funds to Citigroup and its non-bank subsidiaries. In determining the declaration of dividends, each depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup did not receive any dividends from its banking subsidiaries during 2009.
     Some of Citigroup’s non-bank subsidiaries have credit facilities with Citigroup’s subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act. There are various legal restrictions on the extent to which Citi’s subsidiary depository institutions can lend or extend credit to or engage in certain other transactions with Citigroup and certain of its non-bank subsidiaries. In general, transactions must be on arm’s-length terms and be secured by designated amounts of specified collateral. See Note 20 to the Consolidated Financial Statements.

Management of Liquidity
Management of liquidity at Citigroup is the responsibility of the Treasurer. Citigroup runs a centralized treasury model where the overall balance sheet is managed by Citigroup Treasury through Global Franchise Treasurers and Regional Treasurers.  Day-to-day liquidity and funding are managed by treasurers at the country and business level and are monitored by Corporate Treasury and independent risk management.
     A uniform liquidity risk management policy exists for Citigroup, its consolidated subsidiaries and managed affiliates. Under this policy, there is a single set of standards for the measurement of liquidity risk in order to ensure consistency across businesses, stability in methodologies, transparency of risk, and establishment of appropriate risk appetite.

     Liquidity management is overseen by the Board of Directors through its Risk Management and Finance Committee and by senior management through Citigroup’s Finance and Asset and Liability Committee (FinALCO). One of the objectives of the Risk Management and Finance Committee of Citigroup’s Board of Directors as well as the FinALCO is to monitor and review overall liquidity policies and practices as well as the liquidity and balance sheet positions of Citigroup and its principal subsidiaries. Additionally, oversight of liquidity is provided by Citigroup’s Global Asset and Liability Committee. Asset and Liability Committees are also established for each region, country and/or major line of business.

MONITORING LIQUIDITY

Funding and Liquidity Plans
Each principal operating subsidiary and/or country must prepare a Funding and Liquidity Plan for approval by the Treasurer and independent risk management. For significant entities, as defined by balance sheet size and the liquidity risk position, the Funding and Liquidity Plan is prepared and approved on an annual basis. The Funding and Liquidity Plan addresses strategic liquidity issues and establishes the parameters for identifying, measuring, monitoring and limiting liquidity risk and sets forth key assumptions for liquidity risk management. The Funding and Liquidity Plan includes analysis of the balance sheet, as well as the economic and business conditions impacting, or potentially impacting, the liquidity of the major operating subsidiary and/or country. As part of the Funding and Liquidity Plan, liquidity limits, liquidity ratios, market triggers, and assumptions for periodic stress tests are established and approved.

Risk Tolerance
Citigroup establishes its key risk tolerances based on stress tests and a cash capital ratio (as described in “Liquidity Ratios” below). This framework requires that entities be self-sufficient or net providers of liquidity in their designated stress tests and have excess cash capital. Aggregate self sufficiency targets have been established for the banking subsidiaries, Citigroup, the parent holding company, and CGMHI as well as for individual entities as part of their Funding and Liquidity Plans. In addition, an important benchmark for the combined Citigroup, the parent holding company, and CGMHI is to maintain sufficient liquidity to meet all maturing obligations for a one-year period without access to the unsecured wholesale markets.
     Within this context, there are a series of tools used to monitor Citigroup’s liquidity position.  These include liquidity gaps and associated limits, liquidity ratios, stress testing and market triggers, as described below.
Liquidity Gaps and Limits
Citigroup uses a monitoring tool that measures potential funding gaps over various time horizons in a standard operating environment. The gap for any given funding need represents the potential market access required, or placements to the market (internal or external) over designated tenors. Limits establish risk appetite for potential market access in standard operating conditions and are monitored against the liquidity position on a daily basis. Limits are established based on evaluation of available contingent actions and liquidity vulnerabilities under designated stress scenarios. While the contingent capacity places a cap on the limits, the limits are also evaluated based on the structural liquidity of the balance sheet, stability of liabilities, liquidity of assets, depth of markets, the experience of management, size of the balance sheet, historical utilization, and an evaluation of expected business and funding strategy. Limits are established such that in stress scenarios, entities are self-funded or net providers of liquidity. Thus, the risk tolerance for liquidity funding gaps is limited based on the capacity to cover the position in a stressed environment. These limits are the key daily risk-management tool for Citigroup, the parent holding company, and its banking subsidiaries.

Liquidity Ratios
A series of standard corporate-wide liquidity ratios has been established to monitor the structural elements of Citigroup’s liquidity. One of the key structural liquidity measures is the cash capital ratio. Cash capital is a broader measure of the ability to fund the structurally illiquid portion of Citigroup’s balance sheet than traditional measures such as deposits to loans or core deposits to loans.  Cash capital measures the amount of long-term funding (>1 year) available to fund illiquid assets.  Long-term funding includes core customer deposits, long-term debt and equity. Illiquid assets include loans (net of liquidity adjustments), illiquid securities, securities haircuts and other assets (i.e., goodwill, intangibles, fixed assets, receivables, etc.).  Cash capital targets are established for Citigroup, the parent holding company, CGMHI and Citigroup’s aggregate banking subsidiaries.  In addition, each entity is required to calculate a cash capital ratio on a monthly basis. Benchmarks must be established and approved for the cash capital ratio as part of the entities’ Funding and Liquidity plan.  At December 31, 2009, the combined Citigroup, the parent holding company, and CGMHI, as well as the aggregate banking subsidiaries had an excess of cash capital. In addition, as of December 31, 2009 the combined Citigroup, the parent holding company, and CGMHI maintained liquidity to meet all maturing obligations significantly in excess of  a one-year period without access to the unsecured wholesale markets.

Stress Testing
Simulated liquidity stress testing is periodically performed for each major operating subsidiary and/or country. Stress testing / scenario analyses are intended to quantify the likely impact of an event on the balance sheet and liquidity position and to identify viable funding alternatives that can be utilized in a liquidity event. A variety of firm-specific and market-related scenarios are used at the consolidated level and in individual countries. These scenarios include assumptions about significant changes in key funding sources, credit ratings, contingent uses of funding, and political and economic conditions in certain countries. The results of stress tests of individual countries and operating subsidiaries are reviewed to ensure that each individual major operating subsidiary or country is either self-funded or a net provider of liquidity. In addition, a Contingency Funding Plan is prepared on a periodic basis for Citigroup. The plan includes detailed policies, procedures, roles and responsibilities, and the results of corporate stress tests. The product of these stress tests is a series of alternatives that can be used by the Treasurer in a liquidity event.
     As a result of the recent financial crisis, Citigroup increased the frequency, duration, and severity of certain stress testing, particularly related to the interconnection of idiosyncratic and systemic risk. Citigroup, the parent holding company,  CGMHI and Citigroup’s largest bank entities perform their key stress tests at a minimum on a monthly basis. In addition, in conformity with recommendations made by the Credit Risk Management Policy Group, Citigroup calculates a stressed 30-day maximum cash outflow compared with its liquidity resources for some of its key operating entities. This 30-day maximum cash outflow is performed on a daily basis.  For other entities, stress testing is performed at a minimum on a quarterly basis.
Market Triggers
Market triggers are internal or external market or economic factors that may imply a change to market liquidity or Citigroup’s access to the markets.  Citigroup market triggers are monitored by the Treasurer and the head of risk architecture and are presented to the FinALCO.
     Appropriate market triggers are also established and monitored for each major operating subsidiary and/or country.  Local triggers are reviewed with the local country or business Asset and Liability Committee and independent risk management.

Credit Ratings
Citigroup’s ability to access the capital markets and other sources of funds, as well as the cost of these funds and its ability to maintain certain deposits, is dependent on its credit ratings. The table below indicates the current ratings for Citigroup.
     As a result of the Citigroup guarantee, changes in ratings for Citigroup Funding Inc. are the same as those of Citigroup noted above.

Citigroup’s Debt Ratings as of December 31, 2009
	Citigroup Inc.		Citigroup Funding Inc.		Citibank, N.A.
	Senior	Commercial	Senior	Commercial	Long-	Short-
	debt	paper	debt	paper	term	term
Fitch Ratings	A+	F1+	A+	F1+	A+	F1+
Moody’s Investors Service	A3	P-1	A3	P-1	A1	P-1
Standard & Poor’s	A	A-1	A	A-1	A+	A-1

     On February 9, 2010, S&P affirmed the counterparty credit and debt ratings of Citi. At the same time, S&P revised its outlook on Citi to negative from stable. This action was the result of S&P’s view that there is increased uncertainty about the U.S. government’s willingness to provide extraordinary support to a number of systematically important financial institutions. Outlooks from both Moody’s and Fitch remained stable.
     Ratings downgrades by Fitch Ratings, Moody’s Investors Service or Standard & Poor’s have had and could continue to have material impacts on funding and liquidity, and could also have further explicit material impact on liquidity due to collateral triggers and other cash requirements. Because of the current credit ratings of Citigroup Inc., a one-notch downgrade of its senior debt/long-term rating could impact Citigroup Inc.’s commercial paper/short-term rating. As of December 31, 2009, a one-notch downgrade of the senior debt/long-term rating of Citigroup Inc., accompanied by a one-notch downgrade of Citigroup Inc.’s commercial paper/short-term rating, would result in an approximate $4.2 billion funding requirement in the form of collateral and cash obligations. Further, as of December 31, 2009, a one-notch downgrade of the senior debt/long-term ratings of Citibank, N.A. would result in an approximate $4.2 billion funding requirement in the form of collateral and cash obligations. Because of the current credit ratings of Citibank, N.A., a one-notch downgrade of its senior debt/long-term rating is unlikely to have any impact on its commercial paper/short-term rating.

OFF-BALANCE-SHEET ARRANGEMENTS

Citigroup and its subsidiaries are involved with several types of off-balance-sheet arrangements, including special purpose entities (SPEs), primarily in connection with securitization activities in Regional Consumer Banking and Institutional Clients Group. Citigroup and its subsidiaries use SPEs principally to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup’s financial assets, assisting clients in securitizing their financial assets and creating investment products for clients. For further information on Citi’s securitization activities and involvement in SPEs, see Note 23 to the Consolidated Financial Statements and “Significant Accounting Policies and Significant Estimates—Securitizations.”
     The following tables describe certain characteristics of assets owned by certain identified significant unconsolidated variable interest entities (VIEs) as of December 31, 2009. These VIEs and Citi’s exposure to the VIEs are described in Note 23 to the Consolidated Financial Statements.

			Credit rating distribution
	Total	Weighted
	assets	average
	(In billions of dollars)	life	AAA	AA	A	BBB/BBB+
Citi-administered asset-backed commercial paper conduits	$36.3	4.7 years	37%	13%	42%	8%
						% of total
Asset class						portfolio
Student loans						33%
Trade receivables						5%
Credit cards and consumer loans						4%
Portfolio finance						10%
Commercial loans and corporate credit						18%
Export finance						22%
Auto						4%
Residential mortgage						4%
Total						100%
			Credit rating distribution
	Total	Weighted
	assets	average
Collateralized debt and loan obligations	(In billions of dollars)	life	A or higher	BBB	BB/B	CCC	Unrated
Collateralized debt obligations (CDOs)	$19.3	3.9 years	12%	11%	16%	48%	13%
Collateralized loan obligations (CLOs)	$18.8	6.8 years	8%	5%	37%	11%	39%
			Credit rating distribution
	Total	Weighted			Less
	assets	average		AA/Aa1 –	than
Municipal securities tender option bond (TOB) trusts	(In billions of dollars)	life	AAA/Aaa	AA-/Aa3	AA-/Aa3
Customer TOB trusts (not consolidated)	$8.5	12.2 years	12%	85%	3%
Proprietary TOB trusts (consolidated and not consolidated)	$12.3	16.4 years	7%	75%	18%
QSPE TOB trusts (not consolidated)	$0.7	10.7 years	89%	11%	0%

     See “Significant Accounting Policies and Significant Estimates—Securitizations” and Note 1 to the Consolidated Financial Statements for a discussion of SFAS Nos. 166 and 167, effective in the first quarter of 2010, and their impact on Citi.

CONTRACTUAL OBLIGATIONS

The following table includes aggregated information about Citigroup’s contractual obligations that impact its short- and long-term liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation. It includes the maturity profile of Citigroup’s consolidated long-term debt, leases and other long-term liabilities.
     Citigroup’s contractual obligations include purchase obligations that are enforceable and legally binding for Citi. For the purposes of the table below, purchase obligations are included through the termination date of the respective agreements, even if the contract is renewable. Many of the purchase agreements for goods or services include clauses that would allow Citigroup to cancel the agreement with specified notice; however, that impact is not included in the table (unless Citigroup has already notified the counterparty of its intention to terminate the agreement).
     Other liabilities reflected on Citigroup’s Consolidated Balance Sheet include obligations for goods and services that have already been received, uncertain tax positions, as well as other long-term liabilities that have been incurred and will ultimately be paid in cash.
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
     Citigroup’s funding policy for pension plans is generally to fund to the minimum amounts required by the applicable laws and regulations. At December 31, 2009, there were no minimum required contributions, and no contributions are currently planned for the U.S. pension plans. Accordingly, no amounts have been included in the table below for future contributions to the U.S. pension plans. For the non-U.S. pension plans, discretionary contributions in 2010 are anticipated to be approximately $160 million. The anticipated cash contributions in 2010 related to the non-U.S. postretirement benefit plans are $72 million. These amounts are included in the purchase obligations in the table below. The estimated pension and postretirement plan contributions are subject to change, since contribution decisions are affected by various factors, such as market performance, regulatory and legal requirements, and management’s ability to change funding policy. For additional information regarding Citi’s retirement benefit obligations, see Note 9 to the Consolidated Financial Statements.

	Contractual obligations by year
In millions of dollars at year end	2010	2011	2012	2013	2014	Thereafter
Long-term debt obligations (1)	$47,162	$59,656	$69,344	$28,132	$34,895	$124,830
Lease obligations	1,247	1,110	1,007	900	851	2,770
Purchase obligations	1,032	446	331	267	258	783
Other long-term liabilities reflected on Citi’s Consolidated Balance Sheet (2)	34,218	156	36	35	36	3,009
Total	$83,659	$61,368	$70,718	$29,334	$36,040	$131,392

(1)	For additional information about long-term debt and trust preferred securities, see Note 20 to the Consolidated Financial Statements.
(2)	Relates primarily to accounts payable and accrued expenses included in Other liabilities in Citi’s Consolidated Balance Sheet.

RISK FACTORS

The economic recession and disruptions in the global financial markets have adversely affected, and may continue to adversely affect, Citigroup’s business and results of operations.
The financial services industry and the capital markets have been, and may continue to be, materially and adversely affected by the economic recession and disruptions in the global financial markets. These market disruptions were initially triggered by declines that impacted the value of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. These market disruptions resulted in significant write-downs of asset values by financial institutions, including Citigroup, causing many financial institutions to seek additional capital, merge with other financial institutions or, in some cases, go bankrupt.
     Disruptions in the global financial markets have also adversely affected, and may continue to adversely affect, the corporate bond markets, equity markets, debt and equity underwriting, and other elements of the financial markets. Such disruptions have caused some lenders and institutional investors to reduce and, in some cases, cease to provide funding to certain borrowers, including other financial institutions. Credit headwinds, increasingly volatile financial markets and reduced levels of business activity may continue to negatively impact Citigroup’s business, capital, liquidity, financial condition and results of operations, as well as the trading price of Citigroup common stock, preferred stock and debt securities.
     Moreover, market and economic disruptions have affected, and may continue to affect, consumer confidence levels, consumer spending, personal bankruptcy rates, and levels of incurrence and default on consumer debt and home prices, among other factors, in certain of the markets in which Citigroup operates. Any of these factors, along with persistently high levels of unemployment, may result in a greater likelihood of reduced client interaction or elevated delinquencies on consumer loans, particularly with respect to Citi’s credit card and mortgage programs, or other obligations to Citigroup. This, in turn, could result in a higher level of loan losses and Citi’s allowances for credit losses, all of which could adversely affect Citigroup’s earnings. While Citigroup has instituted loss mitigation programs to work with distressed borrowers and potentially mitigate these effects, these programs are in the early stages, and it is uncertain whether they will be successful.
     In connection with significant government and central bank actions taken in late 2008 and in 2009, the U.S. and global economies began to see signs of stabilization in certain areas, and some early positive economic signs were observed in late 2009. Despite these positive signs, there remains significant uncertainty regarding the sustainability and pace of economic recovery, unemployment levels, the impact of the U.S. and other governments’ unwinding of their extensive economic and market supports, which may accelerate in 2010, and Citi’s delinquency and credit loss trends.
Previously enacted and potential future legislation, including legislation to reform the U.S. financial regulatory system, could require Citigroup to change certain of its business practices, impose additional costs on Citigroup or otherwise adversely affect its businesses.
In addition to previously enacted governmental assistance programs designed to stabilize and stimulate the U.S. economy (including without limitation the Emergency Economic Stabilization Act of 2008 (EESA) and the American Recovery and Reinvestment Act of 2009 (ARRA)), recent economic, political and market conditions have led to numerous proposals in the U.S. for changes in the regulation of the financial industry in an effort to prevent future crises and to reform the financial regulatory system.
     Some of these proposals have already been adopted. For example, in May 2009, the U.S. Congress enacted the Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act), which, among other things, restricts certain credit card practices, requires expanded disclosures to consumers and provides consumers with the right to opt out of certain interest rate increases. Complying with these legislative changes, as well as the requirements of the amendments to Regulation Z (Truth in Lending) adopted by the Federal Reserve Board and effective July 2010, will require Citigroup to invest significant management attention and resources to make the necessary disclosure and system changes in its U.S. card businesses and will affect the results of such businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—North America Regional Consumer Banking” above and “Managing Global Risk—Credit Risk—2010 Credit Outlook” and
“—North America Cards” below for additional information.
     In addition, in 2009, the Obama Administration released a comprehensive plan for regulatory reform in the financial industry. The Administration’s plan calls for significant proposed structural reforms and new substantive regulation across the financial industry, including, without limitation, requiring that broker-dealers who provide investment advice about securities to investors have the same fiduciary obligations as registered investment advisers; new requirements for the securitization market, including requiring a securitizer to retain a material economic interest in the credit risk associated with the underlying securitization; and additional regulation with respect to the trading of over-the-counter derivatives. In addition, the Administration’s plan calls for increased scrutiny and regulation, including potentially heightened capital requirements, for any financial institution whose combination of size, leverage and interconnectedness could pose a threat to market-wide financial stability if it failed. This is sometimes referred to as “systemic risk” and may adversely affect Citigroup, as well as the financial intermediaries with which it interacts on a daily basis such as clearing agencies, clearing houses, banks, securities firms and exchanges.

     The House Financial Services Committee began considering legislation based on the Administration’s proposal, and in December 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act. The bill calls for comprehensive financial regulatory reform and would create a Consumer Protection Agency whose mandate includes measures that would subject federally chartered financial institutions to state consumer protection laws that have historically been preempted. The bill would also provide Federal regulators with the authority to rein in or dismantle financial institutions whose collapse could pose a systemic risk to the financial stability or economy of the U.S. due to their size, leverage or interconnectedness. The Senate Banking, Housing and Urban Affairs Committee also issued a discussion draft of a bill in November 2009 based on the Administration’s proposal, which differs significantly from the House bill in many respects.
     More recently, in early 2010, the Obama Administration proposed further restrictions on the size and scope of banks and other financial institutions. There can be no assurance as to whether or when any of the parts of the Administration’s plan or other proposals will be enacted into legislation and, if adopted, what the final provisions of such legislation will be. New legislation and regulatory changes could require Citigroup to further change certain of its business practices, impose additional costs on Citigroup, some significant, adversely affect its ability to pursue business opportunities it might otherwise consider engaging in, cause business disruptions or impact the value of assets that Citigroup holds.

Citigroup’s participation in government programs to modify first and second lien mortgage loans could adversely affect the amount and timing of its earnings and credit losses relating to those loans.
The U.S. Treasury has announced guidelines for its first and second lien modification programs under the Home Affordable Modification Program (HAMP). Citigroup began participating in the HAMP with respect to first mortgages during the second quarter of 2009 and is actively engaged in discussions with the U.S. Treasury for the second lien program.
     Participation in the HAMP could result in a reduction in the principal balances of certain first and second lien mortgage loans and the acceleration of loss recognition on those loans. In addition to the principal reduction aspect of the programs, loan modification efforts can impact the interest rate and term of these loans, which would in turn impact the total return on those assets and the timing of those returns. Participation in the programs as a servicer could also reduce servicing income to the extent the principal balance of a serviced loan is reduced or because it increases the cost of servicing a loan.
     In order to participate in the HAMP, borrowers must currently complete a three- to five-month trial period during which the original terms of the loans remain in effect pending final modification. As a result, Citigroup is uncertain of the overall impact the HAMP will have on its delinquency trends, net credit losses and other loan loss metrics.
The expiration of a provision of the U.S. tax law that allows Citigroup to defer U.S. taxes on certain active financial services income could significantly increase Citi’s tax expense.
Citigroup’s tax provision has historically been reduced because active financing income earned and indefinitely reinvested outside the U.S. is taxed at the lower local tax rate rather than at the higher U.S. tax rate. Such reduction has been dependent upon a provision of the U.S. tax law that defers the imposition of U.S. taxes on certain active financial services income until that income is repatriated to the U.S. as a dividend. This “active financing exception” expired on December 31, 2009, and while it has been scheduled to expire on five prior occasions and has been extended each time, there can be no assurance that the exception will continue to be extended. The Obama Administration’s 2011 budget proposal includes a two-year extension of the active financing exception. In addition, the U.S. House of Representatives has passed a one-year extension of the exception that is now pending a vote in the U.S. Senate. In the event this exception is not extended beyond 2009, the U.S. tax imposed on Citi’s active financing income earned outside the U.S. would increase, which could further result in Citi’s tax expense increasing significantly.

Citigroup’s businesses are subject to risks arising from extensive operations outside the United States.
As a global participant in the financial services industry, Citigroup is subject to extensive regulation, including fiscal and monetary policies, in jurisdictions around the world.
     As a result of the current financial crisis, there are currently numerous reform efforts underway outside the U.S., including without limitation proposals by the European Commission to amend bank capital requirements and by the Financial Services Authority in the United Kingdom to enhance regulatory standards applicable to financial institutions. This level of regulation could further increase in all jurisdictions in which Citigroup conducts business. Any regulatory changes could lead to business disruptions or could impact the value of assets that Citigroup holds or the scope or profitability of its business activities. Such changes could also require Citigroup to change certain of its business practices and could expose Citigroup to additional costs, including compliance costs, and liabilities as well as reputational harm. To the extent the regulations strictly control the activities of financial services institutions, such changes would also make it more difficult for Citigroup to distinguish itself from competitors.

     In addition, the emerging markets in which Citigroup operates or invests, or in which it may do so in the future, particularly as a result of its overall strategy, may be more volatile than the U.S. markets or other developed markets outside the U.S. and are subject to changing political, economic, financial and social factors. Among other factors, these include the possibility of recent or future changes in political leadership and economic and fiscal policies and the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to companies or investments in these countries. Citigroup’s inability to remain in compliance with local laws in a particular market could have a materially adverse effect not only on its business in that market but also on its reputation generally.

Future issuances of Citigroup common stock and preferred stock may reduce any earnings available to Citi’s common stockholders and the return on the company’s equity.
During 2009, Citigroup raised a total of approximately $79 billion in private and public offerings of common stock in connection with its exchange offers and as required by the U.S. government pursuant to Citigroup’s repayment of TARP. This amount does not include approximately $3.5 billion of tangible equity units issued in December 2009 that will be settled for additional shares of Citigroup common stock that may be issued over a three-year period but in no event later than December 2012.
     In addition, in January 2010, Citigroup issued $1.7 billion of common stock equivalents to its employees in lieu of cash compensation they would have otherwise received. Subject to shareholder approval at Citi’s annual shareholder meeting scheduled to be held on April 20, 2010, such amount of common stock equivalents will be converted to common stock. Further, pursuant to its agreement with the Abu Dhabi Investment Authority (ADIA), entered into in November 2007, Citi will issue an aggregate of $7.5 billion of common stock, at a price per share of $31.83, over an approximately two-year period beginning in March 2010.
     While this additional capital has provided, or will provide, funding to Citigroup’s businesses and has improved, or will improve, Citigroup’s financial position and capital strength, it has increased, or will increase, Citigroup’s equity and the number of actual and diluted shares of Citigroup common stock. Such increases in the outstanding shares of common stock reduce Citigroup’s earnings per share and the return on Citigroup’s equity, unless Citigroup’s earnings increase correspondingly. In addition, any additional future issuances of common stock, including without limitation pursuant to U.S. governmental requirements or programs, could further dilute the existing common stockholders and any earnings available to the common stockholders.

The sale by the U.S. Treasury of its stake in Citigroup will result in a substantial amount of Citigroup common stock entering the market, which could adversely affect the market price of Citigroup common stock.
As of December 31, 2009, the U.S. Treasury held a 27.0% ownership stake in Citigroup. In December 2009, the U.S. Treasury announced that it planned to divest its stake during 2010, subject to market conditions and following a 90-day lockup period that will expire on March 16, 2010, resulting in approximately 7.7 billion shares of Citigroup common stock being sold into the market. The divestiture of such a large number of shares of Citigroup common stock within the announced timeframe could adversely affect the market price of Citigroup common stock.
Citigroup’s ability to utilize its deferred tax assets (DTAs) to offset future taxable income may be significantly limited if it experiences an “ownership change” under the Internal Revenue Code.
As of December 31, 2009, Citigroup had recognized net DTAs of approximately $46.1 billion, which are included in its tangible common equity. Citigroup’s ability to utilize its DTAs to offset future taxable income may be significantly limited if Citigroup experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general, an ownership change will occur if there is a cumulative change in Citigroup’s ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period.
     The common stock issued pursuant to the exchange offers in July 2009, and the common stock and tangible equity units issued in December 2009 as part of Citigroup’s TARP repayment, did not result in an ownership change under the Code. However, these common stock issuances have materially increased the risk that Citigroup will experience an ownership change in the future.
     On June 9, 2009, the Board of Directors of Citigroup adopted a Tax Benefits Preservation Plan. This Plan is subject to shareholders’ approval at the 2010 Annual Meeting. The purpose of the Plan is to minimize the likelihood of an ownership change occurring for Section 382 purposes. Despite adoption of the Plan, future transactions in Citigroup stock that may not be in its control may cause Citigroup to experience an ownership change and thus limit its ability to utilize its DTAs, as well as cause a reduction in Citigroup’s tangible common equity and stockholders’ equity.

Increases in FDIC insurance premiums and other proposed fees on banks may adversely affect Citigroup’s earnings.
During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased, and may further increase in the future, assessment rates of insured institutions. In November 2009, the FDIC adopted a rule requiring banks to prepay three years of estimated premiums to replenish the depleted insurance fund, which Citigroup paid in the fourth quarter of 2009. There have also been proposals to change the basis on which these assessment rates are determined. Moreover, the Obama Administration has recently suggested the imposition of other fees on banking institutions.
     Citigroup is generally unable to control the basis or the amount of premiums that it is required to pay for FDIC insurance or the levying of other fees or assessments on financial institutions. If there are additional bank or financial institution failures, Citigroup may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and prepayments, and any future increases or other required fees, could adversely impact Citigroup’s earnings.

Citigroup’s businesses may be materially adversely affected if it is unable to hire and retain qualified employees.
Citigroup’s performance is heavily dependent on the talents and efforts of the highly skilled individuals that Citigroup is able to attract and retain. Competition from within the financial services industry and from businesses outside of the financial services industry for qualified employees has often been intense.
     Citigroup is required to comply with the U.S. government’s standards for executive compensation and related corporate governance set forth in the ARRA generally for so long as the U.S. government holds certain Citigroup securities. These standards generally apply to Citigroup’s senior-most executives and certain other highly compensated employees. The incentive compensation arrangements for Citigroup’s top 30 most highly compensated employees are also subject to review under the incentive compensation principles set by the Federal Reserve Board, in consultation with Citi’s other regulators. In addition, the U.K. recently imposed a one-time 50% tax on bonuses above a certain amount paid to employees of banks operating in the country.
     Furthermore, the market price of Citigroup common stock has declined significantly from a closing price of $55.12 on May 25, 2007. Because a substantial portion of Citigroup’s annual bonus compensation paid to its senior employees has been paid in the form of equity, such awards may not be as valuable from a compensatory or retention perspective.
     There can be no assurance that, as a result of these restrictions, or any potential future compensation restrictions or guidelines imposed on Citigroup, Citigroup will be able to attract new employees and retain and motivate its existing employees, which may in turn affect its ability to compete effectively in its businesses, manage its businesses effectively and expand into new businesses and geographic regions.

Failure to maintain the value of the Citigroup brand may adversely affect its businesses.
Citigroup’s success depends on the continued strength and recognition of the Citigroup brand on a global basis. The Citi name is integral to its business as well as to the implementation of its strategy for expanding its businesses, including outside the U.S. Maintaining, promoting and positioning the Citigroup brand will depend largely on the success of its ability to provide consistent, high-quality financial services and products to its clients around the world. Citigroup’s brand could be adversely affected if it fails to achieve these objectives or if its public image or reputation were to be tarnished by negative views about Citigroup or the financial services industry in general, or by a negative perception of Citigroup’s short-term or long-term financial prospects. Any of these events could have a material adverse effect on Citigroup’s businesses.
Although Citigroup currently believes it is “well capitalized,” its capitalization may not prove to be sufficiently consistent with its risk profile or sufficiently robust relative to future capital requirements.
Citigroup’s capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with Citigroup’s risk profile, all applicable regulatory standards and guidelines as well as external rating agency conditions. Citigroup is subject to the risk based capital guidelines issued by the Federal Reserve Board. Capital adequacy is measured, in part, based on two risk based capital ratios, the Tier 1 Capital and Total Capital (Tier 1 Capital plus Tier 2 Capital) ratios. In conjunction with the conclusion of the Supervisory Capital Assessment Program (SCAP), U.S. banking regulators developed a new measure of capital called Tier 1 Common. While Tier 1 Common and related ratios are measures used and relied on by U.S. banking regulators, they are non-GAAP financial measures for SEC purposes. See “Capital Resources and Liquidity” above for additional information on these metrics. Citigroup is also subject to a Leverage ratio requirement, a non-risk-based measure of capital adequacy. For additional information on these capital adequacy metrics, including the estimated impact to Citi’s capital ratios of adopting SFAS 166 and SFAS 167 as of January 1, 2010, see “Capital Resources and Liquidity—Capital Resources.”
     To be “well capitalized” under U.S. federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10% and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. As of December 31, 2009, Citigroup was “well capitalized,” with a Tier 1 Capital ratio of 11.7%, a Total Capital ratio of 15.2% and a Leverage ratio of 6.9%, as well as a Tier 1 Common ratio of 9.6%. There can be no assurance, however, that Citigroup will be able to maintain sufficient capital consistent with its risk profile or remain “well capitalized.” Moreover, the various regulators in the U.S. and abroad have not reached consensus as to the appropriate level of capitalization for financial services institutions such as Citigroup. These regulators, including the Federal Reserve Board, may alter the current regulatory capital requirements to which Citigroup is subject and thereby necessitate equity increases that could dilute existing stockholders, lead to required asset sales or adversely impact the availability of Citi’s DTAs, as described above, among other issues.
     In addition, Citigroup could adopt the provisions of the Basel II regulatory capital framework as early as April 1, 2011. This new regulatory capital framework is likely to result in a need for Citigroup to hold additional regulatory capital. If market conditions do not improve, the capital requirements of Basel II could increase prior to scheduled implementation in 2011, further increasing the amount of capital needed by Citi. The new rules could also result in changes in Citigroup’s funding mix, resulting in lower net income and/or continued shrinking of the balance sheet. Separate from the above Basel II rules for credit and operational risk, the Basel Committee on Banking Supervision has also proposed revisions to the market risk framework that could also lead to additional capital requirements. Although not yet ratified by the U.S. regulators, the Basel II rules for market risk are currently scheduled for January 1, 2011, one quarter ahead of Citigroup’s earliest date for Basel II implementation for credit and operational risk.

Liquidity is essential to Citigroup’s businesses, and Citigroup relies on external sources to finance a significant portion of its operations.
Adequate liquidity is essential to Citigroup’s businesses. Citigroup’s liquidity could be materially, adversely affected by factors Citigroup cannot control, such as general disruption of the financial markets or negative views about the financial services industry in general. In addition, Citigroup’s ability to raise funding could be impaired if lenders develop a negative perception of Citigroup’s short-term or long-term financial prospects, or a perception that it is experiencing greater liquidity risk.
     Regulatory measures instituted in late 2008 and 2009, such as the FDIC’s temporary guarantee of the newly issued senior debt as well as deposits in non-interest-bearing deposit transaction accounts, and the commercial paper funding facility of the Federal Reserve Board were designed to stabilize the financial markets and the liquidity position of financial institutions such as Citigroup. While much of Citigroup’s long-term and short-term unsecured funding during 2009 was issued pursuant to these government-sponsored funding programs, Citigroup began to access funding outside of these programs, particularly during the fourth quarter of 2009, due, in part, to the fact that many of these facilities were terminating. Citi’s reliance on government-sponsored short-term funding facilities was substantially reduced as of the end of 2009. The impact that the termination of any of these facilities could have on Citigroup’s ability to access funding in the future is uncertain. It is also unclear whether Citigroup will be able to regain access to the public long-term unsecured debt markets on historically customary terms.
     Citigroup’s cost of obtaining long-term unsecured funding is directly related to its credit spreads in both the cash bond and derivatives markets. Increases in Citigroup’s credit qualifying spreads can significantly increase the cost of this funding. Credit spreads are influenced by market and rating agency perceptions of Citigroup’s creditworthiness and may be influenced by movements in the costs to purchasers of credit default swaps referenced to Citigroup’s long-term debt.
     In addition, a significant portion of Citigroup’s business activities are based on gathering deposits and borrowing money and then lending or investing those funds, including through market-making activities in tradable securities. Citigroup’s profitability is in part a function of the spread between interest rates earned on such loans and investments, as well as other interest-earning assets, and the interest rates paid on deposits and other interest-bearing liabilities. During 2009, the need to maintain adequate liquidity caused Citigroup to invest available funds in lower-yielding assets, such as those issued by the U.S. government. As a result, during 2009, the yields across both the interest-earning assets and the interest-bearing liabilities dropped significantly from 2008. The lower asset yields more than offset the lower cost of funds, resulting in lower net interest margins compared to 2008. There can be no assurance that Citigroup’s net interest margins will not continue to remain low.
Any reduction in Citigroup’s and its subsidiaries’ credit ratings could increase the cost of its funding from, and restrict its access to, the capital markets and have a material adverse effect on its results of operations and financial condition.
Each of Citigroup’s and Citibank, N.A.’s long-term/senior debt is currently rated investment grade by Fitch Ratings, Moody’s Investors Service and Standard & Poor’s. The rating agencies regularly evaluate Citigroup and its subsidiaries, and their ratings of Citigroup’s and its subsidiaries’ long-term and short-term debt are based on a number of factors, including financial strength, as well as factors not entirely within the control of Citigroup and its subsidiaries, such as conditions affecting the financial services industry generally.
     In light of the difficulties in the financial services industry and the financial markets generally, or as a result of events affecting Citigroup more specifically, Citigroup and its subsidiaries may not be able to maintain their current respective ratings. A reduction in Citigroup’s or its subsidiaries’ credit ratings could adversely affect Citigroup’s liquidity, widen its credit spreads or otherwise increase its borrowing costs, limit its access to the capital markets or trigger obligations under certain bilateral provisions in some of Citigroup’s trading and collateralized financing contracts. In addition, under these provisions, counterparties could be permitted to terminate certain contracts with Citigroup or require it to post additional collateral. Termination of Citigroup’s trading and collateralized financing contracts could cause Citigroup to sustain losses and impair its liquidity by requiring Citigroup to find other sources of financing or to make significant cash payments or securities transfers. For additional information on the potential impact of a reduction in Citigroup’s or its subsidiaries’ credit ratings, see “Capital Resources and Liquidity.”
     Certain of the credit rating agencies have stated that the credit ratings of Citi and other financial institutions have benefited from the implicit support that the U.S. government and regulators have provided to the financial industry through the financial crisis. The expectation that this support will be reduced over time, unless offset by improvement in standalone credit profiles, could have a negative impact on the credit ratings of financial institutions, including Citi.

Market disruptions may increase the risk of customer or counterparty delinquency or default.
Market and economic disruptions, as well as the policies of the Federal Reserve Board or other government agencies or entities, can adversely affect Citigroup’s customers, obligors on securities or other instruments or other counterparties, potentially increasing the risk that they may fail to repay their securities or loans or otherwise default on their contractual obligations to Citigroup, some of which maybe significant. These customers, obligors or counterparties could include individuals or corporate or governmental entities. Moreover, Citigroup may incur significant credit risk exposure from holding securities or other obligations or entering into swap or other derivative contracts under which obligors or other counterparties have long-term obligations to make payments to Citigroup. Market conditions over the last several years, including credit deterioration, decreased liquidity and pricing transparency along with increased market volatility, have negatively impacted Citigroup‘s credit risk exposure. Although Citigroup regularly reviews its credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee.

Citigroup may fail to realize all of the anticipated benefits of the realignment of its businesses.
Effective in the second quarter of 2009, Citigroup realigned into two primary business segments, Citicorp and Citi Holdings, for management and reporting purposes. The realignment is part of Citigroup’s strategy to focus on its core businesses and reduce non-core assets in a disciplined and deliberate manner. Citigroup believes this structure will allow it to enhance the capabilities and performance of Citigroup’s core assets, through Citicorp, as well as realize value from its non-core assets, through Citi Holdings.
     Citigroup intends to exit the Citi Holdings non-core businesses as quickly as practicable yet in an economically rational manner through business divestitures, portfolio run-off and asset sales. Citigroup has been making substantial progress divesting and exiting businesses included within Citi Holdings, having completed more than 20 divestitures over the last two years, including the Morgan Stanley Smith Barney joint venture, Nikko Cordial Securities and Nikko Asset Management sales. Citi Holdings’ assets have been reduced from a peak level of approximately $898 billion in the first quarter of 2008 to approximately $547 billion at year-end 2009.
     Despite these efforts, given the rapidly changing and uncertain financial environment, there can be no assurance that the realignment of Citigroup’s businesses will achieve the company’s desired objectives or benefits, including simplifying the organization and permitting Citigroup to allocate capital to fund its long-term strategic businesses comprising Citicorp, or that Citi will be able to continue to make progress in divesting or exiting businesses within Citi Holdings in an orderly and timely manner.

Citigroup may experience further write-downs of its financial instruments and other losses related to volatile and illiquid market conditions.
Market volatility, illiquid market conditions and disruptions in the credit markets have made it extremely difficult to value certain of Citigroup’s assets. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these assets in future periods. In addition, at the time of any sales of these assets, the price Citigroup ultimately realizes will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Further, Citigroup’s hedging strategies with respect to these assets may not be effective. Any of these factors could require Citigroup to take further write-downs in respect of these assets, which may negatively affect Citigroup’s results of operations and financial condition in future periods.
     Citigroup finances and acquires principal positions in a number of real estate and real-estate-related products for its own account, for investment vehicles managed by affiliates in which it also may have a significant investment, for separate accounts managed by affiliates and for major participants in the commercial and residential real estate markets, and originates loans secured by commercial and residential properties. Citigroup also securitizes and trades in a wide range of commercial and residential real estate and real-estate-related whole loans, mortgages and other real estate and commercial assets and products, including residential and commercial mortgage-backed securities. These businesses have been, and may continue to be, adversely affected by the downturn in the real estate sector.
     Furthermore, in the past, Citigroup has provided financial support to certain of its investment products and vehicles in difficult market conditions, and Citigroup may decide to do so again in the future for contractual reasons or, at its discretion, for reputational or business reasons, including through equity investments or cash or capital infusions.
     Should unemployment rates continue to be high, and if stresses in the real estate market continue to depress housing prices, Citi could experience greater write-offs and also need to set aside larger loan loss reserves for mortgage and credit card portfolios as well as other consumer loans.

The elimination of QSPEs from the guidance in SFAS 140 and changes in FIN 46(R) will significantly impact, and may continue to significantly impact, Citigroup’s Consolidated Financial Statements.
During 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which eliminates Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS No. 140, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which makes three key changes to the consolidation model in FIN 46(R), “Consolidation of Variable Interest Entities”. Such changes include: (i) former QSPEs will now be included in the scope of SFAS No. 167; (ii) FIN 46(R) has been amended to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a qualitative determination of “power” combined with potentially significant benefits or losses; and (iii) the analysis of primary beneficiaries has to be re-evaluated whenever circumstances change.
     These standards became effective January 1, 2010, including for Citigroup, and they will have a significant impact, and may have an ongoing significant impact, on Citigroup’s Consolidated Financial Statements as Citi will be required to bring a portion of assets that were not historically on its balance sheet onto its balance sheet, which will also impact Citi’s capital ratios. For a further discussion of these changes, see “Significant Accounting Policies and Significant Estimates” and Note 1 to the Consolidated Financial Statements. See also “Capital Resources and Liquidity—Capital Resources.”

Citigroup’s financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.
Pursuant to U.S. GAAP, Citigroup is required to use certain assumptions and estimates in preparing its financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying Citigroup’s financial statements are incorrect, Citigroup may experience material losses. For additional information, see “Significant Accounting Policies and Significant Estimates.”

Changes in accounting standards can be difficult to predict and can materially impact how Citigroup records and reports its financial condition and results of operations.
Citigroup’s accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of Citigroup’s financial statements. These changes can be hard to anticipate and implement and can materially impact how Citigroup records and reports its financial condition and results of operations. For example, the FASB’s current financial instruments project could, among other things, significantly change the way loan loss provisions are determined from an incurred loss model to an expected loss model, and may also result in most financial instruments being required to be reported at fair value.

Citigroup may incur significant losses as a result of ineffective risk management processes and strategies, and concentration of risk increases the potential for such losses.
Citigroup seeks to monitor and control its risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While Citigroup employs a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes. Market conditions over the last several years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.
     These market movements can, and have, limited the effectiveness of Citigroup’s hedging strategies and have caused Citigroup to incur significant losses, and they may do so again in the future. In addition, concentration of risk increases the potential for significant losses in certain of Citigroup’s businesses. For example, Citigroup extends large commitments as part of its credit origination activities. Citigroup’s inability to reduce its credit risk by selling, syndicating or securitizing these positions, including during periods of market dislocation, could negatively affect its results of operations due to a decrease in the fair value of the positions, as well as the loss of revenues associated with selling such securities or loans. Further, Citigroup routinely executes a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks and investment funds. This has resulted in significant credit concentration with respect to this industry.

The financial services industry faces substantial legal liability and regulatory risks, and Citigroup may face damage to its reputation and incur significant legal and regulatory liability.
Citigroup faces significant legal and regulatory risks in its businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Citigroup’s experience has been that legal claims by shareholders, regulators, customers and clients increase in a market downturn. In addition, employment-related claims typically increase in periods when Citigroup has reduced the total number of employees, such as during the prior two fiscal years. There have also been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and Citigroup runs the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the extensive precautions Citigroup takes to prevent and detect this activity may not be effective in all cases.
     For further information relating to Citigroup’s legal and regulatory risks, see “Legal Proceedings” and Note 30 to the Consolidated Financial Statements.

A failure in Citigroup’s operational systems or infrastructure, or those of third parties, could impair its liquidity, disrupt its businesses, result in the disclosure of confidential information, damage Citigroup’s reputation and cause losses.
Citigroup’s businesses are highly dependent on its ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. These transactions, as well as the information technology services Citigroup provides to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of Citigroup’s client base and its geographical reach, developing and maintaining Citigroup’s operational systems and infrastructure is challenging. Citigroup’s financial, account, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond its control, such as a spike in transaction volume or unforeseen catastrophic events, adversely affecting Citigroup’s ability to process these transactions or provide these services.
     Citigroup also faces the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries Citigroup uses to facilitate its transactions, and as Citigroup’s interconnectivity with its clients grows, it increasingly faces the risk of operational failure with respect to its clients’ systems.
     In addition, Citigroup’s operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Although Citigroup takes protective measures and endeavors to modify them as circumstances warrant, its computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. Given the high volume of transactions at Citigroup, certain errors may be repeated or compounded before they are discovered and rectified. If one or more of such events occurs, this could potentially jeopardize Citigroup’s, its clients’, its counterparties’ or third parties’ confidential and other information processed and stored in, and transmitted through, Citigroup’s computer systems and networks, or otherwise cause interruptions or malfunctions in Citigroup’s, its clients’, its counterparties’ or third parties’ operations, which could result in significant losses or reputational damage.

MANAGING GLOBAL RISK

RISK MANAGEMENT—OVERVIEW
Citigroup believes that effective risk management is of primary importance to its success. Accordingly, Citigroup has a comprehensive risk management process to monitor, evaluate and manage the principal risks it assumes in conducting its activities. These include credit, market (including liquidity) and operational risks (including legal and reputational exposures). Each of credit, market and operational risk is discussed in more detail throughout this section.
     Citigroup’s risk management framework is designed to balance corporate oversight with well-defined independent risk management functions. Enhancements continued to be made to the risk management framework throughout 2009 based on guiding principles established by Citi’s Chief Risk Officer:
  a common risk capital model to evaluate risks;
  a defined risk appetite, aligned with business strategy;
  accountability through a common framework to manage risks;
  risk decisions based on transparent, accurate and rigorous analytics;
  expertise, stature, authority and independence of risk managers; and
  empowering risk managers to make decisions and escalate issues.
     Significant focus has been placed on fostering a risk culture based on a policy of “Taking Intelligent Risk with Shared Responsibility, Without Forsaking Individual Accountability:”
  “Taking intelligent risk” means that Citi must carefully measure and aggregate risks, must appreciate potential downside risks, and must understand risk/return relationships.
  “Shared responsibility” means that risk and business management must actively partner to own risk controls and influence business outcomes.
  “Individual accountability” means that all individuals are ultimately responsible for identifying, understanding and managing risks.
     The Chief Risk Officer, working closely with the Citi CEO and established management committees, and with oversight from the Risk Management and Finance Committee of the Board of Directors as well as the full Board of Directors, is responsible for:
  establishing core standards for the management, measurement and reporting of risk;
  identifying, assessing, communicating and monitoring risks on a company-wide basis;
  engaging with senior management and on a frequent basis on material matters with respect to risk-taking activities in the businesses and related risk management processes; and
  ensuring that the risk function has adequate independence, authority, expertise, staffing, technology and resources.
     The risk management organization is structured so as to facilitate the management of risk across three dimensions: businesses, regions and critical products. Each of the company’s major business groups has a Business Chief Risk Officer who is the focal point for risk decisions, such as setting risk limits or approving transactions in the business. There are also Regional Chief Risk Officers, accountable for the risks in their geographic areas, who are the primary risk contacts for the regional business heads and local regulators. In addition, the positions of Product Chief Risk Officers were created for those areas of critical importance to Citigroup, such as real estate, structured products and fundamental credit. The Product Chief Risk Officers are accountable for the risks within their specialty and focus on problem areas across businesses and regions. The Product Chief Risk Officers serve as a resource to the Chief Risk Officer, as well as to the Business and Regional Chief Risk Officers, to better enable the Business and Regional Chief Risk Officers to focus on the day-to-day management of risks and responsiveness to business flow.
     In addition to revising the risk management organization to facilitate the management of risk across these three dimensions, the risk organization also includes the business management team to ensure that the risk organization has the appropriate infrastructure, processes and management reporting. This team includes:
  the risk capital group, which continues to enhance the risk capital model and ensure that it is consistent across all our business activities;
  the risk architecture group, which ensures the company has integrated systems and common metrics, and thereby allows us to aggregate and stress-test exposures across the institution;
  the infrastructure risk group, which focuses on improving our operational processes across businesses and regions; and
  the office of the Chief Administrative Officer, which focuses on re-engineering, risk communications and relationships, including our critical regulatory relationships.

RISK AGGREGATION AND STRESS TESTING
While Citi’s major risk areas are described individually on the following pages, these risks also need to be reviewed and managed in conjunction with one another and across the various businesses.
     The Chief Risk Officer, as noted above, monitors and controls major risk exposures and concentrations across the organization. This means aggregating risks, within and across businesses, as well as subjecting those risks to alternative stress scenarios in order to assess the potential economic impact they may have on Citigroup.
     Comprehensive stress tests are in place across Citi for mark-to-market, available-for-sale, and accrual portfolios. These firm-wide stress reports measure the potential impact to Citi and its component businesses of very large changes in various types of key risk factors (e.g., interest rates, credit spreads), as well as the potential impact of a number of historical and hypothetical forward-looking systemic stress scenarios.
     Supplementing the stress testing described above, Risk Management, working with input from the businesses and finance, provides enhanced periodic updates to senior management on significant potential exposures across Citigroup arising from risk concentrations (e.g., residential real estate), financial market participants (e.g., monoline insurers), and other systemic issues (e.g., commercial paper markets). These risk assessments are forward-looking exercises, intended to inform senior management about the potential economic impacts to Citi that may occur, directly or indirectly, as a result of hypothetical scenarios, based on judgmental analysis from independent risk managers. Risk Management also reports to the Risk Management and Finance Committee of the Board of Directors, as well as the full Board of Directors on these matters.
     The stress testing and risk assessment exercises are a supplement to the standard limit-setting and risk-capital exercises described below, as these processes incorporate events in the marketplace and within Citi that impact the firm’s outlook on the form, magnitude, correlation and timing of identified risks that may arise. In addition to enhancing awareness and understanding of potential exposures, the results of these processes then serve as the starting point for developing risk management and mitigation strategies.
RISK CAPITAL
Risk capital is defined as the amount of capital required to absorb potential unexpected economic losses resulting from extremely severe events over a one-year time period:
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
     The drivers of “economic losses” are risks, which for Citi can be broadly categorized as credit risk (including cross-border risk), market risk (including liquidity) and operational risk (including legal and regulatory):
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
     These risks are measured and aggregated within businesses and across Citigroup to facilitate the understanding of our exposure to extreme downside events as described under “Risk Aggregation and Stress Testing.”
     The risk capital framework is reviewed and enhanced on a regular basis in light of market developments and evolving practices.
     The following is a more detailed discussion of the principal risks Citi assumes in conducting its activities: credit, market and operational risk.

CREDIT RISK
Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations. Credit risk arises in many of Citigroup’s business activities, including:
  lending;
  sales and trading;
  derivatives;
  securities transactions;
  settlement; and
  when Citigroup acts as an intermediary.
Loan and Credit Overview
During 2009, Citigroup reduced its aggregate loan portfolio by $102.7 billion to $591.5 billion. In addition, Citi’s total allowance for loan losses totaled $36.0 billion at December 31, 2009, a coverage ratio of 6.09% of total loans, up from 4.27% at December 31, 2008.
     During 2009, Citigroup recorded a net build of $8.0 billion to its credit reserves, which was $6.6 billion lower than the build in 2008. The net build consisted of a net build of $7.6 billion for consumer loans ($1.7 billion in RCB and $5.9 billion in LCL) and a net build of $0.4 billion for corporate loans (a build of $0.9 billion in ICG and a release of $0.5 billion in SAP).
     Net credit losses of $30.7 billion during 2009 increased $11.7 billion from year-ago levels. The increase consisted of $7.6 billion for consumer loans ($1.3 billion in RCB, $6.1 billion in LCL and $0.2 billion in SAP) and a net increase of $4.1 billion for corporate loans ($0.2 billion decrease in ICG offset by a $4.3 billion increase in SAP).
     Consumer non-accrual loans totaled $18.6 billion at December 31, 2009, compared to $12.6 billion at December 31, 2008. The consumer loan 90 days past due delinquency rate was 4.82% at December 31, 2009, compared to 2.96% at December 31, 2008. The 90 days past due delinquencies continue to rise for the first mortgage portfolio in the U.S., primarily due to the lengthening of the foreclosure process by many states and the increasing impact of the Home Affordable Modification Program (HAMP). Loans in the HAMP trial modification period are reported as delinquent if the original contractual payments are not received on time (even if the reduced payments agreed to under the program are made by the borrower) until the loan has completed the trial period under the program (see “Consumer Loan Modification Programs” and “U.S. Consumer Mortgage Lending” below). The 30 to 89 days past due delinquency rate was 3.56% at December 31, 2009, compared to 3.51% at December 31, 2008.
     Corporate non-accrual loans were $13.5 billion at December 31, 2009, compared to $9.7 billion at December 31, 2008. The increase from the prior year is mainly due to Citi’s continued policy of actively moving loans into non-accrual at earlier stages of anticipated distress. Over two-thirds of the non-accrual corporate loans are current and continue to make their contractual payments.
     For Citi’s loan accounting policies, see Note 1 to the Consolidated Financial Statements.
2010 Credit Outlook
Credit costs will remain a significant driver of Citi’s financial performance in 2010. Certain regions, including Asia and Latin America, are showing improvement in consumer credit trends. This trend is expected to continue into 2010 as long as economic recovery in these regions is sustained. In North America, however, credit trends will largely depend on the broader macroeconomic environment, as well as the impact of industry factors such as CARD Act implementation and the outcome of the HAMP, each as discussed in more detail. Across North America, a modest increase in net credit losses is expected in the first quarter of 2010, after which there may be some slight improvement. However, the outcome for the second half of 2010 will largely depend on the economy, and the success of Citi’s ongoing loss mitigation efforts. Changes to the Company’s consumer loan loss reserve balances will continue to reflect the losses embedded in the portfolio due to underlying credit trends, as well as the impact of forbearance programs.
     Corporate credit is inherently difficult to predict, and accordingly, the recognition of credit losses and changes in reserves will be somewhat episodic.

Loans Outstanding

In millions of dollars at year end	2009	2008	2007	2006	2005
Consumer loans
In U.S. offices
Mortgage and real estate (1)	$183,842	$219,482	$240,644	$208,592	$180,725
Installment, revolving credit, and other	58,099	64,319	69,379	62,758	60,983
Cards	28,951	44,418	46,559	48,849	44,756
Commercial and industrial	5,640	7,041	7,716	7,595	6,816
Lease financing	11	31	3,151	4,743	5,095
	$276,543	$335,291	$367,449	$332,537	$298,375
In offices outside the U.S.
Mortgage and real estate (1)	$47,297	$44,382	$49,326	$41,859	$37,319
Installment, revolving credit, and other	42,805	41,272	70,205	61,509	51,710
Cards	41,493	42,586	46,176	30,745	25,856
Commercial and industrial	14,780	16,814	18,422	15,750	13,529
Lease financing	331	304	1,124	960	866
	$146,706	$145,358	$185,253	$150,823	$129,280
Total consumer loans	$423,249	$480,649	$552,702	$483,360	$427,655
Unearned income	808	738	787	460	4
Consumer loans, net of unearned income	$424,057	$481,387	$553,489	$483,820	$427,659
Corporate loans
In U.S. offices
Commercial and industrial	$15,614	$26,447	$20,696	$18,066	$17,870
Loans to financial institutions	6,947	10,200	8,778	4,126	1,235
Mortgage and real estate (1)	22,560	28,043	18,403	17,476	11,349
Installment, revolving credit, and other	17,737	22,050	26,539	17,051	17,853
Lease financing	1,297	1,476	1,630	2,101	1,952
	$64,155	$88,216	$76,046	$58,820	$50,259
In offices outside the U.S.
Commercial and industrial	$68,467	$79,809	$94,775	$89,115	$65,460
Installment, revolving credit, and other	9,683	17,441	21,037	14,146	13,120
Mortgage and real estate (1)	9,779	11,375	9,981	7,932	7,506
Loans to financial institutions	15,113	18,413	20,467	21,827	16,889
Lease financing	1,295	1,850	2,292	2,024	2,082
Governments and official institutions	1,229	385	442	1,857	882
	$105,566	$129,273	$148,994	$136,901	$105,939
Total corporate loans	$169,721	$217,489	$225,040	$195,721	$156,198
Unearned income	(2,274)	(4,660)	(536)	(349)	(354)
Corporate loans, net of unearned income	$167,447	$212,829	$224,504	$195,372	$155,844
Total loans—net of unearned income	$591,504	$694,216	$777,993	$679,192	$583,503
Allowance for loan losses—on drawn exposures	(36,033)	(29,616)	(16,117)	(8,940)	(9,782)
Total loans—net of unearned income and allowance for credit losses	$555,471	$664,600	$761,876	$670,252	$573,721
Allowance for loan losses as a percentage of total loans—net of
unearned income	6.09%	4.27%	2.07%	1.32%	1.68%
Allowance for consumer loan losses as a percentage of total consumer
loans—net of unearned income	6.70%	4.61%	2.26%
Allowance for corporate loan losses as a percentage of total corporate
loans—net of unearned income	4.56%	3.48%	1.61%

(1)       Loans secured primarily by real estate.

Details of Credit Loss Experience

In millions of dollars at year end	2009	2008	2007	2006	2005
Allowance for loan losses at beginning of year	$29,616	$16,117	$8,940	$9,782	$11,269
Provision for loan losses
Consumer	$32,418	$27,942	$15,660	$6,129	$7,149
Corporate	6,342	5,732	1,172	191	(295)
	$38,760	$33,674	$16,832	$6,320	$6,854
Gross credit losses
Consumer
In U.S. offices	$17,637	$11,624	$5,765	$4,413	$5,829
In offices outside the U.S.	8,834	7,172	5,165	3,932	2,964
Corporate
Mortgage and real estate
In U.S. offices	592	56	1	—	—
In offices outside the U.S.	151	37	3	1	—
Governments and official institutions outside the U.S.	—	3	—	—	—
Loans to financial institutions
In U.S. offices	274	—	—	—	—
In offices outside the U.S.	246	463	69	6	10
Commercial and industrial
In U.S. offices	3,299	627	635	85	78
In offices outside the U.S.	1,751	778	226	203	287
	$32,784	$20,760	$11,864	$8,640	$9,168
Credit recoveries
Consumer
In U.S. offices	$576	$585	$695	$646	$1,007
In offices outside the U.S.	1,089	1,050	966	897	693
Corporate
Mortgage and real estate
In U.S. offices	3	—	3	5	—
In offices outside the U.S.	1	1	—	18	5
Governments and official institutions outside the U.S.	—	—	4	7	55
Loans to financial institutions
In U.S. offices	—	—	—	—	—
In offices outside the U.S.	11	2	1	4	15
Commercial and industrial
In U.S. offices	276	6	49	20	104
In offices outside the U.S.	87	105	220	182	473
	$2,043	$1,749	$1,938	$1,779	$2,352
Net credit losses
In U.S. offices	$20,947	$11,716	$5,654	$3,827	$4,796
In offices outside the U.S.	9,794	7,295	4,272	3,034	2,020
Total	$30,741	$19,011	$9,926	$6,861	$6,816
Other—net (1)	$(1,602)	$(1,164)	$271	$(301)	$(1,525)
Allowance for loan losses at end of year	$36,033	$29,616	$16,117	$8,940	$9,782
Allowance for unfunded lending commitments (2)	$1,157	$887	$1,250	$1,100	$850
Total allowance for loans, leases and unfunded lending commitments	$37,190	$30,503	$17,367	$10,040	$10,632
Net consumer credit losses	$24,806	$17,161	$9,269	$6,802	$7,093
As a percentage of average consumer loans	5.44%	3.34%	1.87%	1.52%	1.76%
Net corporate credit losses (recoveries)	$5,935	$1,850	$657	$59	$(277)
As a percentage of average corporate loans	3.12%	0.84%	0.30%	0.05%	NM
Allowance for loan losses at end of period (3)
Citicorp	$10,066	$7,684	$4,910
Citi Holdings	25,967	21,932	11,207
Total Citigroup	$36,033	$29,616	$16,117

(1)	2009 primarily includes reductions to the loan loss reserve of approximately $543 million related to securitizations, approximately $402 million related to the sale or transfers to held-for-sale of U.S. real estate lending loans, and $562 million related to the transfer of the U.K. cards portfolio to held-for-sale. 2008 primarily includes reductions to the loan loss reserve of approximately $800 million related to FX translation, $102 million related to securitizations, $244 million for the sale of the German retail banking operation, $156 million for the sale of CitiCapital, partially offset by additions of $106 million related to the Cuscatlán and Bank of Overseas Chinese acquisitions. 2007 primarily includes reductions to the loan loss reserve of $475 million related to securitizations and transfers to loans held-for-sale, and reductions of $83 million related to the transfer of the U.K. CitiFinancial portfolio to held-for-sale, offset by additions of $610 million related to the acquisitions of Egg, Nikko Cordial, Grupo Cuscatlán and Grupo Financiero Uno. 2006 primarily includes reductions to the loan-loss reserve of $429 million related to securitizations and portfolio sales and the addition of $84 million related to the acquisition of the CrediCard portfolio. 2005 primarily includes reductions to the loan loss reserve of $584 million related to securitizations and portfolio sales, a reduction of $110 million related to purchase accounting adjustments from the KorAm acquisition, and a reduction of $90 million from the sale of CitiCapital’s transportation portfolio.
(2)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other Liabilities on the Consolidated Balance Sheet.
(3)	Allowance for loan losses represents management’s best estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and troubled debt restructurings. See “Significant Accounting Policies and Significant Estimates.” Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio.

Non-Accrual Assets
The table below summarizes Citigroup’s view of non-accrual loans as of the periods indicated. Non-accrual loans are loans in which the borrower has fallen behind in interest payments or, for corporate loans, where Citi has determined that the payment of interest or principal is doubtful, and which are therefore considered impaired. Consistent with industry conventions, Citi generally accrues interest on credit card loans until such loans are charged-off, which typically occurs at 180 days contractual delinquency. As such, the non-accrual loan disclosures in this section do not include credit card loans. As discussed under “Accounting Policies” in Note 1 to the Consolidated Financial Statements, in situations where Citi reasonably expects that only a portion of the principal and interest owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income. There is no industry-wide definition of non-accrual assets, however, and as such, analysis against the industry is not always comparable.
     As discussed under “Loan and Credit Overview,” Citigroup has been actively moving corporate loans into the non-accrual category at earlier stages of anticipated distress. Corporate non-accrual loans may still be current on interest payments, however, and as of December 31, 2009, over two-thirds of the total portfolio of non-accrual corporate loans are current and continue to make their contractual payments.

Non-accrual loans

In millions of dollars	2009	2008	2007	2006	2005
Citicorp	$4,968	$3,193	$2,027	$1,141	$1,136
Citi Holdings	27,216	19,104	6,941	3,906	3,888
Total non-accrual loans (NAL)	$32,184	$22,297	$8,968	$5,047	$5,024
Corporate non-accrual loans(1)
North America	$5,621	$2,660	$291	$68	$91
EMEA	6,308	6,330	1,152	128	297
Latin America	569	229	119	152	246
Asia	1,047	513	103	88	272
	$13,545	$9,732	$1,665	$436	$906
Citicorp	$2,925	$1,364	$247	$133	$319
Citi Holdings	10,620	8,368	1,418	303	587
	$13,545	$9,732	$1,665	$436	$906
Consumer non-accrual loans(1)
North America	$15,555	$9,617	$4,841	$3,139	$2,860
EMEA	1,159	948	696	441	396
Latin America	1,340	1,290	1,133	643	523
Asia	585	710	633	388	339
	$18,639	$12,565	$7,303	$4,611	$4,118
Citicorp	$2,043	$1,829	$1,780	$1,008	$817
Citi Holdings	16,596	10,736	5,523	3,603	3,301
	$18,639	$12,565	$7,303	$4,611	$4,118

(1)	Excludes purchased distressed loans as they are generally accreting interest. The carrying value of these loans was $920 million at December 31, 2009, $1.510 billion at December 31, 2008, $2.373 billion at December 31, 2007, $949 million at December 31, 2006, and $1.120 billion at December 31, 2005.

Non-Accrual Assets (continued)
The table below summarizes Citigroup’s other real estate owned (OREO) assets. This represents the carrying value of all property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

OREO	2009	2008	2007	2006	2005
Citicorp	$148	$371	$541	$342	$209
Citi Holdings	1,341	1,022	679	358	219
Corporate/Other	11	40	8	1	1
Total OREO	$1,500	$1,433	$1,228	$701	$429
North America	$1,294	$1,349	$1,168	$640	$392
EMEA	121	66	40	35	21
Latin America	45	16	17	19	12
Asia	40	2	3	7	4
	$1,500	$1,433	$1,228	$701	$429
Other repossessed assets (1)	$73	$78	$99	$75	$62

(1)	Primarily transportation equipment, carried at lower of cost or fair value, less costs to sell.

Non-accrual assets—Total Citigroup	2009	2008	2007	2006	2005
Corporate non-accrual loans	$13,545	$9,732	$1,665	$436	$906
Consumer non-accrual loans	18,639	12,565	7,303	4,611	4,118
Non-accrual loans (NAL)	$32,184	$22,297	$8,968	$5,047	$5,024
OREO	$1,500	$1,433	$1,228	$701	$429
Other repossessed assets	73	78	99	75	62
Non-accrual assets (NAA)	$33,757	$23,808	$10,295	$5,823	$5,515
NAL as a percentage of total loans	5.44%	3.21%	1.15%
NAA as a percentage of total assets	1.82%	1.23%	0.47%
Allowance for loan losses as a percentage of NAL (1)(2)	112%	133%	180%

(1)	The $6.403 billion of non-accrual loans transferred from the held-for-sale portfolio to the held-for-investment portfolio during the fourth quarter of 2008 were marked-to-market at the transfer date and, therefore, no allowance was necessary at the time of the transfer. $2.426 billion of the par value of the loans reclassified was written off prior to transfer.
(2)	The allowance for loan losses includes the allowance for credit card and purchased distressed loans, while the non-accrual loans exclude credit card balances and purchased distressed loans as these continue to accrue interest until write-off.

Non-accrual assets—Total Citicorp	2009	2008	2007	2006	2005
Non-accrual loans (NAL)	$4,968	$3,193	$2,027	$1,141	$1,136
OREO	148	371	541	342	209
Other repossessed assets	N/A	N/A	N/A	N/A	N/A
Non-accrual assets (NAA)	$5,116	$3,564	$2,568	$1,483	$1,345
NAA as a percentage of total assets	0.47%	0.36%	0.21%
Allowance for loan losses as a percentage of NAL (1)	203%	241%	242%

Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)	$27,216	$19,104	$6,941	$3,906	$3,888
OREO	1,341	1,022	679	358	219
Other repossessed assets	N/A	N/A	N/A	N/A	N/A
Non-accrual assets (NAA)	$28,557	$20,126	$7,620	$4,264	$4,107
NAA as a percentage of total assets	5.22%	2.81%	0.86%
Allowance for loan losses as a percentage of NAL (1)	95%	115%	161%

(1)
The allowance for loan losses includes the allowance for credit card and purchased distressed loans, while the non-accrual loans exclude credit card balances and purchased distressed loans as these continue to accrue interest until write-off.

N/A Not available at the Citicorp or Citi Holdings level.

Renegotiated Loans

In millions of dollars at year end	2009	2008	2007
Renegotiated loans (1)(2)
In U.S. offices	$13,246	$10,031	$5,540
In offices outside the U.S.	3,017	1,755	1,176
	$16,263	$11,786	$6,716

(1)	Smaller-balance, homogeneous renegotiated loans were derived from Citi’s risk management systems.
(2)	Also includes Corporate and Commercial Business loans.

Foregone Interest Revenue on Loans (1)

		In non-
	In U.S.	U.S.	2009
In millions of dollars	offices	offices	total
Interest revenue that would have been accrued at
original contractual rates (2)	$1,902	$1,257	$3,159
Amount recognized as interest revenue (2)	797	267	1,064
Foregone interest revenue	$1,105	$990	$2,095

(1)	Relates to corporate non-accrual, renegotiated loans and consumer loans on which accrual of interest had been suspended.
(2)	Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

Loan Maturities and Fixed/Variable Pricing Corporate Loans

	Due	Over 1 year
	within	but within	Over 5
In millions of dollars at year end	1 year	5 years	years	Total
Corporate loan portfolio
maturities
In U.S. offices
Commercial and
industrial loans	$8,661	$4,944	$3,073	$16,678
Financial institutions	4,516	2,577	1,602	8,695
Mortgage and real estate	10,255	5,854	3,639	19,748
Lease financing	674	384	239	1,297
Installment, revolving
credit, other	9,211	5,257	3,269	17,737
In offices outside the U.S.	56,997	30,674	17,895	105,566
Total corporate loans	$90,314	$49,690	$29,717	$169,721
Fixed/variable pricing of
corporate loans with
maturities due after one
year (1)
Loans at fixed interest rates		$13,702	$8,878
Loans at floating or adjustable
interest rates		35,988	20,839
Total		$49,690	$29,717

(1)	Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 24 to the Consolidated Financial Statements.
U.S. Consumer First and Second Residential Mortgage Loans

	Due	Over 1 year
	within	but within	Over 5
In millions of dollars at year end	1 year	5 years	years	Total
U.S. consumer mortgage
loan portfolio type
First mortgages	$19,220	$25,544	$82,497	$127,262
Second mortgages	302	3,875	52,404	56,580
Total	$19,522	$29,419	$134,901	$183,842
Fixed/variable pricing of
U.S. consumer
mortgage loans with
maturities due after one
year
Loans at fixed interest rates		$1,477	$93,604
Loans at floating or adjustable
interest rates		27,942	41,296
Total		$29,419	$134,901

[THIS PAGE INTENTIONALLY LEFT BLANK]

Consumer Loan Delinquency Amounts and Ratios

	Total
	loans	(1)	90+ days past due		(2)	30-89 days past due		(2)
	Dec.		December 31,
In millions of dollars, except EOP loan amounts in billions	2009		2009	2008	2007	2009	2008	2007
Citicorp
Total	$124.7		$1,935	$1,710	$1,545	$2,325	$2,567	$2,151
Ratio			1.55%	1.41	1.19%	1.86%	2.11%	1.65%
Retail Bank
Total	80.7		789	584	500	1,011	1,111	856
Ratio			0.98%	0.77%	0.62%	1.25%	1.46%	1.07%
North America	7.2		107	84	31	82	100	34
Ratio			1.49%	1.29%	1.41%	1.14%	1.54%	1.55%
EMEA	5.2		60	47	30	203	194	122
Ratio			1.15%	0.75%	0.45%	3.90%	3.08%	1.82%
Latin America	18.2		382	239	229	300	261	297
Ratio			2.10%	1.52%	1.44%	1.65%	1.66%	1.87%
Asia	50.1		240	214	210	426	556	403
Ratio			0.48%	0.45%	0.38%	0.85%	1.17%	0.73%
Citi-Branded Cards (3)
Total	44.0		1,146	1,126	1,045	1,314	1,456	1,295
Ratio			2.60%	2.47%	2.09%	2.98%	3.20%	2.59%
North America	11.1		238	263	221	251	277	242
Ratio			2.14%	1.84%	1.33%	2.26%	1.94%	1.46%
EMEA	3.0		80	36	21	135	118	87
Ratio			2.67%	1.28%	0.84%	4.50%	4.21%	3.48%
Latin America	12.2		555	566	554	558	636	606
Ratio			4.55%	4.80%	3.85%	4.57%	5.39%	4.21%
Asia	17.7		273	261	249	370	425	360
Ratio			1.54%	1.57%	1.50%	2.09%	2.56%	2.17%
Citi Holdings—Local Consumer Lending (4)
Total	293.4		17,793	12,027	7,439	12,258	13,743	10,961
Ratio			6.26%	3.51%	1.99%	4.31%	4.01%	2.93%
International	33.1		1,345	1,152	773	1,467	1,830	1,539
Ratio			4.06%	2.68%	1.56%	4.43%	4.26%	3.10%
North America retail partners cards (3)	18.9		851	1,017	656	948	1,343	975
Ratio			4.50%	3.38%	2.19%	5.02%	4.46%	3.26%
North America (excluding cards)	241.4		15,597	9,858	6,010	9,843	10,570	8,447
Ratio			6.71%	3.65%	2.02%	4.24%	3.91%	2.84%
Total Citigroup (excluding Special Asset Pool) (4)	$418.1		$19,728	$13,737	$8,984	$14,583	$16,310	$13,112
Ratio			4.82%	2.96%	1.78%	3.56%	3.51%	2.60%

(1)	Total loans exclude interest and fees on credit cards.
(2)	The ratios of 90 days or more past due and 30-89 days past due are calculated based on end-of-period loans.
(3)	The 90 days or more past due balances for Citi-branded cards and retail partners cards are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.
(4)	The 90 or more and 30-89 days past due and related ratio for North America LCL (excluding cards) excludes U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90+days past due and (end-of-period loans) for each period are: $5.4 billion ($9.0 billion), $3.0 billion ($6.2 billion), and $1.8 billion ($3.3 billion) as of December 31, 2009, December 31, 2008 and December 31, 2007, respectively. The amounts excluded for loans 30-89 days past due (end-of-period loans have the same adjustment as above) for each period are: $1.0 billion, $0.6 billion, and $0.4 billion, as of December 31, 2009, December 31, 2008, and December 31, 2007, respectively.

Consumer Loan Net Credit Losses and Ratios

	Average
	loans	(1)	Net credit losses		(2)
In millions of dollars, except average loan amounts in billions	2009		2009	2008	2007
Citicorp
Total	$119.8		$5,356	$4,024	$2,390
Ratio			4.47%	3.15%	2.08%
Retail Bank
Total	76.3		1,515	1,158	466
Ratio			1.98%	1.43%	0.65%
North America	7.2		309	145	68
Ratio			4.29%	3.54%	3.40%
EMEA	5.6		302	160	72
Ratio			5.44%	2.39%	1.33%
Latin America	16.6		515	488	146
Ratio			3.10%	2.89%	1.07%
Asia	46.9		389	365	180
Ratio			0.83%	0.69%	0.36%
Citi-Branded Cards
Total	43.5		3,841	2,866	1,924
Ratio			8.84%	6.11%	4.43%
North America	12.5		842	470	382
Ratio			6.75%	3.62%	2.58%
EMEA	2.8		185	77	41
Ratio			6.55%	2.75%	2.16%
Latin America	11.7		1,920	1,717	1,043
Ratio			16.48%	12.18%	8.48%
Asia	16.5		894	602	458
Ratio			5.42%	3.54%	3.16%
Citi Holdings—Local Consumer Lending
Total	325.3		19,237	13,151	6,790
Ratio			5.91%	3.56%	1.90%
International	39.1		3,576	2,835	2,227
Ratio			9.15%	5.86%	4.95%
North America retail partners cards	24.8		3,485	2,454	1,639
Ratio			14.07%	8.26%	5.77%
North America (excluding cards)	261.4		12,176	7,862	2,924
Ratio			4.66%	2.70%	1.03%
Total Citigroup (excluding Special Asset Pool)	$445.1		$24,593	$17,175	$9,180
Ratio			5.53%	3.45%	1.94%

(1)	Total average loans exclude interest and fees on credit cards.
(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

Consumer Loan Modification Programs
Citigroup has instituted a variety of modification programs to assist borrowers with financial difficulties. These programs include modifying the original loan terms, reducing interest rates, extending the remaining loan duration and/or waiving a portion of the remaining principal balance. Citi’s programs consist of the U.S. Treasury’s Home Affordable Modification Program (HAMP), as well as short-term forbearance and long-term modification programs, each summarized below.
     HAMP. The HAMP is designed to reduce monthly mortgage payments to a 31% housing debt ratio by lowering the interest rate, extending the term of the loan and forbearing principal of certain eligible borrowers who have defaulted on their mortgages or who are at risk of imminent default due to economic hardship. In order to be entitled to loan modifications, borrowers must complete a three- to five-month trial period, make the agreed payments and provide the required documentation. Effective June 1, 2010, documentation must be provided prior to beginning the trial period, whereas prior to that date, it was required to be provided before the end of the trial period. This change generally means that Citi will be able to verify income up front for potential HAMP participants before they begin making lower monthly payments. We believe this change will limit the number of borrowers who ultimately fall out from the trials and potentially mitigate the impact of HAMP trial participants on early bucket delinquency data.
     During the trial period, Citi requires that the original terms of the loans remain in effect pending completion of the modification. As of December 31, 2009, approximately $7.1 billion of first mortgages were enrolled in the HAMP trial period, while $300 million have successfully completed the trial period. Upon completion of the trial period, the terms of the loan are contractually modified, and it is accounted for as a “troubled debt restructuring” (see “Long-Term Programs” below). For additional information on HAMP, see “U.S. Consumer Lending—Mortgage Lending” below.
     Short-term programs. Citigroup has also instituted interest rate reduction programs (primarily in the United States) to assist borrowers experiencing temporary hardships. These programs include short-term (12 months or less) interest rate reductions and deferrals of past due payments. The loan volume under these short-term programs increased significantly during 2009, and loan loss reserves for these loans have been enhanced, giving consideration to the higher risk associated with those borrowers and reflecting the estimated future credit losses for those loans. See Note 1 to the Consolidated Financial Statements for a further discussion of the allowance for loan losses for such modified loans.
     The following table presents the amounts of gross loans modified under short-term interest rate reduction programs in the U.S. as of December 31, 2009:

	December 31, 2009
In millions of dollars	Accrual	Non-accrual
Mortgage and real estate	$7,087	$398
Cards	813	—
Installment and other	1,734	29
     Long-term programs. Long-term modification programs, or “troubled debt restructurings” (TDRs), occur when the terms of a loan have been modified due to the borrowers’ financial difficulties and a long-term concession has been granted to the borrower. Substantially all programs in place provide permanent interest rate reductions. Valuation allowances for TDRs are determined by comparing estimated cash flows of the loans discounted at the loans’ original contractual interest rates to the carrying value of the loans. See Note 1 to the Consolidated Financial Statements for a further discussion of the allowance for loan losses for such modified loans.
     The following table presents the amounts of gross loans related to these TDRs as of December 31, 2009 and 2008:

	December 31
	Accrual		Non-accrual
In millions of dollars	2009	2008	2009	2008
Mortgage and real estate	$8,654	$4,364	$1,413	$207
Cards	2,303	1,054	150	41
Installment and other	3,128	2,345	250	141

     Payment deferrals that do not continue to accrue interest primarily occur in the U.S. residential mortgage business. Other payment deferrals continue to accrue interest and are not deemed to offer concessions to the customer. Other types of concessions are not material.
     As discussed in more detail in “U.S. Consumer Lending—Mortgage Lending” and “U.S. Consumer Lending—North America Cards” below, the measurement of the success of Citi’s loan modification programs varies by program objectives, type of loan, geography, and other factors. Citigroup uses a variety of metrics to evaluate success, including re-default rates and balance reduction trends. These metrics may be compared against the performance of similarly situated customers who did not receive concessions.

U.S. CONSUMER LENDING
Mortgage Lending

Overview
Citi’s North America consumer mortgage portfolio consists of both first lien and second lien mortgages. As of December 31, 2009, the first lien mortgage portfolio in LCL totaled approximately $118 billion while the second lien mortgage portfolio in LCL was approximately $54 billion. Although the majority of the mortgage portfolio is managed by LCL within Citi Holdings, there are $0.5 billion of first lien mortgages and $1.7 billion of second lien mortgages reported in Citicorp. Additionally, as mentioned above, in the first quarter of 2010, approximately $34 billion of U.S. mortgages will be transferred from LCL within Citi Holdings to NA RCB within Citicorp.
     Citi’s first lien mortgage portfolio includes $9.0 billion of loans with Federal Housing Administration or Veterans Administration guarantees. These portfolios consist of loans originated to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally have higher loan-to-value ratios (LTVs). These loans have high delinquency rates but, given the guarantees, Citi has experienced negligible credit losses on these loans. The first lien mortgage portfolio also includes $1.8 billion of loans with LTVs above 80%, which have insurance through private mortgage insurance (PMI) companies, and $3.5 billion of loans subject to Long-Term Standby Commitments1 with U.S. government sponsored enterprises (GSE), for which Citi has limited exposure to credit losses.
     The following charts detail the quarterly trends in delinquencies and net credit losses for Citi’s first and second North America consumer mortgage portfolios.
     For first mortgages, both delinquencies and net credit losses are impacted by the HAMP trial loans in the U.S. mortgage portfolio. As set forth in the first chart, first mortgage delinquencies rates continued to increase in 2009, exacerbated in part by the reduction in loan balances. The continued increase in first mortgage delinquencies during the third and fourth quarters of 2009 was primarily attributable to both the growing backlog of foreclosures in process and HAMP modifications.
     The growing amount of foreclosures in process, which is related to an industry-wide phenomenon resulting from foreclosure moratoria and other efforts to prevent or forestall foreclosure, have specific implications on the portfolio:
  It tends to inflate the amount of 180+ day delinquencies in our mortgage statistics.
  It can result in increasing levels of consumer non-accrual loans, as we are unable to take possession of the underlying assets and sell these properties on a timely basis.
  It may have a dampening effect on NIM as non-accrual assets build on the Company’s balance sheet.
     As discussed in “Consumer Loan Modification Programs” above, Citigroup offers short-term and long-term real estate loan modification programs. Citi monitors the performance of its real estate loan modification programs by tracking credit loss rates by vintage. At 18 months after modifying an account, in Citi’s experience to date, we typically reduce credit loss rates by approximately one-third compared to similar accounts that were not modified.
     Currently, Citi’s efforts are concentrated on the HAMP. Contractual modifications of loans that successfully completed the HAMP trial period began in September 2009; accordingly, this is the earliest HAMP vintage available for comparison. While early indications of the performance of these HAMP modifications are encouraging, Citi remains cautious and will continue to monitor the performance of these HAMP and non-HAMP modification programs and their impact on reducing Citi’s credit losses.
     As previously disclosed, loans in the HAMP trial modification period that do not make their original contractual payment are reported as delinquent, even if the reduced payments agreed to under the program are made by the borrower. Further, HAMP trial modifications have the effect of marginally reducing our net credit losses and increasing our required loan loss reserves. Specifically, the HAMP impacted Citi’s net credit losses in the first mortgage portfolio during the third and fourth quarters of 2009 as loans in the trial period are not charged off at 180 DPD as long as they have made at least one payment. Citigroup has increased its loan loss provisions to appropriately reserve for this risk.
     Citigroup believes that the success rate of the HAMP will be a key factor influencing net credit losses from delinquent first mortgage loans, at least during the first half of 2010, and the outcome of the program will largely depend on the success rates of borrowers completing the trial period and meeting the documentation requirements.
     By contrast, second mortgages continue to show positive trends in both net credit losses and delinquencies, reflecting the impact of portfolio re-positioning and loss mitigation. Citi continues to actively manage this exposure by reducing the riskiest accounts, including by tightening credit requirements through higher FICOs, lower LTVs, and increased documentation and verifications. As discussed under “Risk Factors,” Citigroup is actively engaged in discussions with the U.S. Treasury for the second lien program under HAMP.

1	A Long-Term Standby Commitment (LTSC) is a structured transaction in which Citi transfers the credit risk of certain eligible loans to an investor in exchange for a fee. These loans remain on balance sheet unless they reach a certain delinquency level (between 120 and 180 days), in which case the LTSC investor is required to buy the loan at par.

First Mortgages Note: Includes loans for Canada and Puerto Rico. Excludes loans that are guaranteed by U.S. government sponsored agencies.

Second Mortgages Note: Includes loans for Canada and Puerto Rico.

     Data appearing in the tables below have been sourced from Citigroup’s risk systems and, as such, may not reconcile with disclosures elsewhere generally due to differences in methodology or variations in the manner in which information is captured. Citi has noted such variations in instances where it believes they could be material to reconcile the information presented elsewhere.
     Citi’s credit risk policy is not to offer option ARMs/negative amortizing mortgage products to its customers. As a result, option ARMs/negative amortizing mortgages represent an insignificant portion of total balances that were acquired only incidentally as part of prior portfolio and business purchases.
     A portion of loans in the U.S. mortgage portfolio currently requires a payment to satisfy only the current accrued interest for the payment period, or an interest-only payment. Our mortgage portfolio includes approximately $28 billion of first and second lien home equity lines of credit (HELOCs) that are still within their revolving period and have not commenced amortization. The interest-only payment feature during the revolving period is standard for the HELOC product across the industry. The first mortgage portfolio contains approximately $33 billion of mostly adjustable rate mortgages (ARMs) that are currently required to make an interest-only payment. These loans will be required to make a fully amortizing payment upon expiration of their interest-only payment period, and most will do so within a few years of origination. Borrowers that are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. First mortgage loans with this payment feature are primarily to high-credit-quality borrowers that have on average significantly higher refreshed FICO scores than other loans in the first mortgage portfolio.

Loan balances
First mortgages—Loan balances. As a consequence of the difficult economic environment and the decrease in housing prices, LTV and FICO scores have deteriorated since origination as depicted in the table below. On a refreshed basis, approximately 28% of first lien mortgages had a LTV ratio above 100%, compared to approximately 0% at origination. Approximately 30% of the first lien mortgages had FICO scores less than 620 on a refreshed basis, compared to 15% at origination. One half of the first lien mortgages with refreshed LTV ratios above 100% have refreshed FICO scores greater than 660; 90 + DPD rates for this portion of the portfolio were 2.8%.
Balances: December 31, 2009—First Lien Mortgages
AT	FICO≥660	620≤FICO<660	FICO<620
ORIGINATION
LTV ≤ 80%	59%	6%	7%
80% < LTV ≤ 100%	13%	7%	8%
LTV > 100%	NM	NM	NM

REFRESHED	FICO≥660	620≤FICO	FICO<620
		<660
LTV ≤ 80%	30%	4%	10%
80% < LTV ≤ 100%	16%	3%	9%
LTV > 100%	14%	3%	11%

Note: NM – Not meaningful. First lien mortgage table excludes loans in Canada and Puerto Rico. Table excludes loans guaranteed by U.S. government sponsored agencies and loans subject to LTSCs. Table also excludes $2.0 billion from At Origination balances and $1.0 billion from Refreshed balances for which FICO or LTV data were unavailable. Balances exclude deferred fees/costs. Refreshed FICO scores based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the Case-Shiller Home Price Index or the Federal Housing Finance Agency Price Index.

Second mortgages—Loan balances. In the second lien mortgage portfolio, the majority of loans are in the higher FICO categories. The challenging economic conditions have caused a migration towards lower FICO scores and higher LTV ratios. Approximately 42% of that portfolio had refreshed loan-to-value ratios above 100%, compared to approximately 0% at origination. Approximately 18% of second lien mortgages had FICO scores less than 620 on a refreshed basis, compared to 4% at origination. Over two thirds of the second lien loans with LTV ratios greater than 100% had refreshed FICO scores greater than 660; 90+ DPD rates for this portion of the portfolio were 0.4%.

Balances: December 31, 2009—Second Lien Mortgages
AT	FICO ≥ 660	620 ≤ FICO	FICO < 620
ORIGINATION		<660
LTV ≤ 80%	48%	2%	2%
80% < LTV ≤ 100%	43%	3%	2%
LTV > 100%	NM	NM	NM

REFRESHED	FICO ≥ 660	620 ≤ FICO	FICO<620
		<660
LTV ≤ 80%	23%	1%	3%
80% < LTV ≤ 100%	23%	2%	5%
LTV > 100%	29%	4%	10%

Note: NM—Not meaningful. Second lien mortgage table excludes loans in Canada and Puerto Rico. Table excludes loans subject to LTSCs. Table also excludes $1.7 billion from At Origination balances and $0.8 billion from Refreshed balances for which FICO or LTV data were unavailable. Refreshed FICO scores, based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the Case-Shiller Home Price Index or the Federal Housing Finance Agency Price Index.

Delinquencies
The tables below provide delinquency statistics for loans 90+DPD, as a percentage of outstandings in each of the FICO/LTV combinations, in both the first lien and second lien mortgage portfolios. For example, loans with FICO ≥ 660 and LTV ≤ 80% at origination have a 90+DPD rate of 7.9%.
     Loans with FICO scores of less than 620 exhibit significantly higher delinquencies than in any other FICO band. Similarly, loans with LTVs greater than 100% have higher delinquencies than LTVs of less than or equal to 100%.
     The first mortgage delinquencies continued to rise during 2009. Further breakout of the FICO below 620 segment indicates that delinquencies in this segment, on a refreshed basis, are about three times higher than in the overall first mortgage portfolio.

Delinquencies: 90+DPD Rates—First Lien Mortgages
AT	FICO ≥ 660	620 ≤ FICO	FICO < 620
ORIGINATION		<660
LTV ≤ 80%	7.9%	13.1%	14.0%
80% < LTV ≤ 100%	10.2%	17.3%	20.7%
LTV > 100%	NM	NM	NM

REFRESHED	FICO ≥ 660	620 ≤ FICO	FICO < 620
		<660
LTV ≤ 80%	0.3%	3.8%	18.0%
80% < LTV ≤ 100%	0.8%	8.5%	27.3%
LTV > 100%	2.8%	23.3%	42.0%

Note: NM—Not meaningful. 90+DPD rates are based on balances referenced in the tables above.
Delinquencies: 90+DPD Rates—Second Lien Mortgages
AT	FICO ≥ 660	620 ≤ FICO	FICO < 620
ORIGINATION		<660
LTV ≤ 80%	1.5%	4.2%	5.6%
80% < LTV ≤ 100%	4.2%	5.3%	7.6%
LTV > 100%	NM	NM	NM

REFRESHED	FICO ≥ 660	620 ≤ FICO	FICO < 620
		<660
LTV ≤ 80%	0.0%	0.7%	8.5%
80% < LTV ≤ 100%	0.1%	1.3%	9.8%
LTV > 100%	0.4%	4.5%	19.3%

Note: NM—Not meaningful. 90+DPD rates are based on balances referenced in the tables above.

Origination channel, geographic distribution and origination vintage
The following tables detail Citi’s first and second lien U.S. consumer mortgage portfolio by origination channel, geographic distribution and origination vintage.

By origination channel
Citi’s U.S. consumer mortgage portfolio has been originated from three main channels: retail, broker and correspondent.
  Retail: loans originated through a direct relationship with the borrower.
  Broker: loans originated through a mortgage broker, where Citi underwrites the loan directly with the borrower.
  Correspondent: loans originated and funded by a third party, where Citi purchases the closed loans after the correspondent has funded the loan. This channel includes loans acquired in large bulk purchases from other mortgage originators primarily in 2006 and 2007. Such bulk purchases were discontinued in 2007.
First Lien Mortgages: December 31, 2009
As of December 31, 2009, approximately 55% of the first lien mortgage portfolio was originated through third-party channels. Given that loans originated through correspondents have exhibited higher 90+DPD delinquency rates than retail originated mortgages, Citi terminated business with a number of correspondent sellers in 2007 and 2008. During 2008, Citi also severed relationships with a number of brokers, only maintaining those who have produced strong, high-quality and profitable volume. Citi has also discontinued purchasing loans held in portfolio from correspondents and significantly reduced bulk purchases.

CHANNELS	FIRST LIEN	CHANNEL	90+DPD %	*FICO	*LTV
($ in billions)	MORTGAGES	% TOTAL		< 620	> 100%
RETAIL	$48.2	44.9%	5.1%	$14.3	$ 9.1
BROKER	$19.0	17.7%	11.3%	$ 3.7	$ 5.7
CORRESPONDENT	$40.1	37.4%	16.6%	$14.0	$15.0

* Refreshed FICO and LTV.
Note: First lien mortgage table excludes Canada and Puerto Rico, deferred fees/costs, loans guaranteed by U.S. government sponsored agencies and loans subject to LTSCs.

Second Lien Mortgages: December 31, 2009
For second lien mortgages, approximately 49% of the loans were originated through third-party channels. As these mortgages have demonstrated a higher incidence of delinquencies, Citi no longer originates second mortgages through third-party channels.

CHANNELS	SECOND LIEN	CHANNEL	90+DPD%	*FICO < 620	*LTV > 100%
($ in billions)	MORTGAGES	% TOTAL
RETAIL	$25.2	51.0%	1.7%	$3.9	$6.9
BROKER	$12.4	25.0%	3.9%	$2.2	$6.8
CORRESPONDENT	$11.8	24.0%	5.0%	$2.9	$7.0

* Refreshed FICO and LTV.
Note: Excludes Canada and Puerto Rico and loans subject to LTSCs.

By state
Approximately half of Citi’s U.S. consumer mortgage portfolio is located in five states: California, New York, Florida, Texas and Illinois. Those states represent 50% of first lien mortgages and 54% of second lien mortgages.
     Florida and Illinois have above-average 90+DPD delinquency rates. Florida has 55% of its first lien mortgage portfolio with refreshed LTV>100%, compared to 28% overall for first lien mortgages. Illinois has 35% of its loan portfolio with refreshed LTV>100%. Texas, despite having 40% of its portfolio with FICO<620, has a lower delinquency rate relative to the overall portfolio. Texas has less than 0.5% of its loan portfolio with refreshed LTV>100%.

First Lien Mortgages: December 31, 2009
STATES	FIRST LIEN	STATE	90+DPD %	*FICO < 620	*LTV > 100%
($ in billions)	MORTGAGES	% TOTAL
CALIFORNIA	$29.6	27.6%	10.4%	$ 4.8	$12.6
NEW YORK	$ 8.9	8.3%	7.1%	$ 1.6	$ 0.5
FLORIDA	$ 6.6	6.2%	18.1%	$ 2.5	$ 3.7
ILLINOIS	$ 4.5	4.2%	12.3%	$ 1.5	$ 1.6
TEXAS	$ 4.2	3.9%	6.2%	$ 1.7	$ 0.0
OTHERS	$53.5	49.9%	10.4%	$19.8	$11.5

* Refreshed FICO and LTV.
Note: First lien mortgage table excludes Canada and Puerto Rico, deferred fees/costs, loans guaranteed by U.S. government sponsored agencies and loans subject to LTSCs.

     In the second lien mortgage portfolio, Florida continues to experience above-average delinquencies, with approximately 72% of their loans with LTV > 100% compared to 42% overall for second lien mortgages.
Second Lien Mortgages: December 31, 2009
STATES	SECOND LIEN	STATE	90+DPD %	*FICO < 620	*LTV > 100%
($ in billions)	MORTGAGES	% TOTAL
CALIFORNIA	$13.7	27.8%	3.4%	$1.9	$7.3
NEW YORK	$ 6.6	13.4%	2.0%	$0.8	$1.1
FLORIDA	$ 3.2	6.6%	5.4%	$0.8	$2.3
ILLINOIS	$ 1.9	3.9%	2.9%	$0.4	$1.1
TEXAS	$ 1.4	2.8%	1.5%	$0.2	$0.0
OTHERS	$22.5	45.5%	2.9%	$4.8	$8.7

* Refreshed FICO and LTV.
Note: Excludes Canada and Puerto Rico and loans subject to LTSCs.

By vintage
For Citigroup’s combined U.S. consumer mortgage portfolio (first and second lien mortgages), approximately half of the portfolio consists of 2006 and 2007 vintages, which demonstrate above-average delinquencies. In first mortgages, approximately 43% of the portfolio is of 2006 and 2007 vintages, which have 90+DPD rates well above the overall portfolio rate. In second mortgages, 62% of the portfolio is of 2006 and 2007 vintages, which again have higher delinquencies compared to the overall portfolio rate.

First Lien Mortgages: December 31, 2009
VINTAGES	FIRST LIEN	VINTAGE	90+DPD %	*FICO < 620	*LTV > 100%
($ in billions)	MORTGAGES	% TOTAL
2009	$ 4.5	4.2%	0.6%	$ 0.6	$ 0.1
2008	$13.8	12.8%	5.5%	$ 3.0	$ 2.1
2007	$27.2	25.4%	16.9%	$10.2	$11.5
2006	$19.5	18.1%	14.3%	$ 6.4	$ 8.4
2005	$18.6	17.4%	7.8%	$ 4.4	$ 5.9
≤ 2004	$23.7	22.1%	6.9%	$ 7.4	$ 1.8

* Refreshed FICO and LTV.
Note: First lien mortgage table excludes Canada and Puerto Rico, deferred fees/costs, loans guaranteed by U.S. government sponsored agencies and loans subject to LTSCs.

Second Lien Mortgages: December 31, 2009
VINTAGES	SECOND LIEN	VINTAGE	90+DPD %	*FICO < 620	*LTV > 100%
($ in billions)	MORTGAGES	% TOTAL
2009	$ 0.6	1.2%	0.5%	$0.0	$0.0
2008	$ 4.3	8.7%	1.1%	$0.6	$0.7
2007	$14.6	29.5%	3.6%	$2.9	$6.8
2006	$16.1	32.6%	3.7%	$3.2	$8.4
2005	$ 9.5	19.3%	2.7%	$1.5	$4.0
≤ 2004	$ 4.3	8.6%	1.9%	$0.7	$0.6

* Refreshed FICO and LTV.
Note: Excludes Canada and Puerto Rico and loans subject to LTSCs.

North America Cards
Citi’s North America cards portfolio consists of our Citi-branded and retail partner cards portfolios located in Citicorp—Regional Consumer Banking and Citi Holdings—Local Consumer Lending, respectively. As of December 31, 2009, the Citi-branded portfolio totaled approximately $83 billion while the retail partner cards portfolio was approximately $58 billion, both reported on a managed basis.
     The following charts detail the quarterly trends in delinquencies and net credit losses for Citigroup’s North America Citi-branded and retail partner cards portfolios.
     In each of the two portfolios, Citi has been actively eliminating riskier accounts and sales to mitigate losses. First, we have removed high-risk customers from the portfolio by either reducing available lines of credit or closing accounts. On a net basis, end of period open accounts are down 11% in both Citi-branded and retail partner cards versus prior-year levels. Second, Citi has improved the tools used to identify and manage exposure in each of the portfolios by targeting unique customer attributes.
     In Citi’s experience to date, these portfolios have significantly different characteristics:
  Citi-branded cards tend to have a longer estimated account life, with higher credit lines and balances reflecting the greater utility of a multi-purpose credit card.
  Retail partner cards tend to have a shorter account life, with smaller credit lines and balances. The account portfolio, by nature, turns faster and the loan balances reflect more recent vintages.
     As a result, loss mitigation efforts, such as stricter underwriting standards for new accounts, decreasing higher-risk credit lines, closing high-risk accounts and re-pricing, tend to affect the retail partner cards portfolio faster than the branded portfolio.
     In addition to tightening credit standards, Citi also continues to pursue other loss mitigation efforts, including improvements in collections effectiveness and various forbearance programs. We believe forbearance programs improve the longer-term quality of these accounts.
     Citigroup offers both short-term and long-term modification programs to its credit card customers, primarily in the U.S. The short-term U.S. programs provide interest rate reductions for up to 12 months, while the long-term programs provide interest rate reductions for up to five years. In both types of U.S. programs, the annual percentage rate (APR) is typically reduced to below 10%.
     Citigroup monitors the performance of these U.S. credit card short-term and long-term modification programs by tracking cumulative loss rates by vintages (when customers enter a program) and comparing that performance with that of similar accounts whose terms were not modified. For example, for U.S. credit cards, in Citi’s experience to date, at 24 months after modifying an account, Citi typically reduces credit losses by approximately one-third compared to similar accounts that were not modified. Citi has observed that this improved performance of modified loans relative to those not modified is generally greatest during the first 12 months after modification. Following that period, losses have tended to increase but typically stabilize at levels which are still below those for similar loans that were not modified, resulting in an improved cumulative loss performance. To date, Citi has tended to see that this benefit is sustained over time across our U.S. credit card portfolios.
     Recognizing the impact of various forbearance programs, we are nevertheless seeing some early positive credit trends in both Citi-branded and retail partner cards. While both portfolios experienced an expected seasonal increase in 90+ day delinquencies in the fourth quarter of 2009, which we currently expect could lead to a moderate increase in net credit losses in the first quarter of 2010, earlier bucket delinquencies (30–89 days past due) improved on a dollar basis.
     Overall, however, Citi remains cautious and currently believes that net credit losses in each of the cards portfolios will continue to remain at elevated levels and will continue to be highly dependent on the external environment and industry changes.

Citi-Branded Cards

Note: Includes Puerto Rico.

Retail Partners Cards

Note: Includes Canada, Puerto Rico and Installment Lending.

     As set forth in the table below, approximately 73% of the Citi-branded portfolio had FICO credit scores of at least 660 on a refreshed basis as of December 31, 2009, while 63% of the retail partner cards portfolio had scores above 660.

Balances: December 31, 2009
Refreshed	Citi Branded	Retail Partners
FICO ≥ 660	73%	63%
620 ≤ FICO < 660	11%	13%
FICO < 620	16%	24%

Note: Based on balances of $137 billion. Balances include interest and fees. Excludes Canada, Puerto Rico, Installment and Classified portfolios. Excludes balances where FICO was unavailable ($0.7 billion for Citi-branded, $2.1 billion for retail partners cards).

     The table below provides delinquency statistics for loans 90+DPD for both the Citi-branded and retail partners cards portfolios as of December 31, 2009. Given the economic environment, customers have migrated down from higher FICO score ranges, driven by their delinquencies with Citi and/or with other creditors. As these customers roll through the delinquency buckets, they materially damage their credit score and may ultimately go to charge-off. Loans 90+DPD are more likely to be associated with low refreshed FICO scores, both because low scores are indicative of repayment risk and because their delinquency has been reported by Citigroup to the credit bureaus. Loans with FICO scores less than 620, which constitute 16% of the Citi-branded portfolio, have a 90+DPD rate of 16.9%; in the retail partner cards portfolio, loans with FICO scores less than 620 constitute 24% of the portfolio and have a 90+DPD rate of 18.0%.

90+DPD Delinquency Rate: December 31, 2009
Refreshed	Citi Branded 90+DPD%	Retail Partners 90+DPD%
FICO ≥ 660	0.1%	0.2%
620 ≤ FICO < 660	0.4%	0.7%
FICO < 620	16.9%	18.0%

Note: Based on balances of $137 billion. Balances include interest and fees. Excludes Canada, Puerto Rico, Installment and Classified portfolios.

U.S. Installment and Other Revolving Loans
In the table below, Citi’s U.S. Installment portfolio consists of consumer loans in the following businesses: Consumer Finance, Retail Banking, Auto, Student Lending and Cards. Other Revolving consists of consumer loans (Ready Credit and Checking Plus products) in the Consumer Retail Banking business. Commercial-related loans are not included.
     As of December 31, 2009, the U.S. Installment portfolio totaled approximately $56 billion, while the U.S. Other Revolving portfolio was approximately $1 billion. While substantially all of the U.S. Installment portfolio is managed under LCL within Citi Holdings, it does include $0.4 billion of Consumer Retail Banking loans which are reported in Citicorp. The U.S. Other Revolving portfolio is managed under Citicorp.
     The U.S. Installment portfolio includes $20 billion of Student Loans originated under the Federal Family Education Loan Program (FFELP) where losses are substantially mitigated by federal guarantees. These loans generally have higher 90+DPD rates compared to other installment loans, but due to the federal guarantees, have lower net credit loss rates relative to other installment loans.
     Approximately 43% of the Installment portfolio had FICO credit scores less than 620 on a refreshed basis. Approximately 30% of the Other Revolving portfolio is composed of loans having FICO less than 620.

Balances: December 31, 2009
Refreshed	Installment	Other Revolving
FICO ≥ 660	42%	55%
620 ≤ FICO < 660	15%	15%
FICO < 620	43%	30%

Note: Based on balances of $54 billion for Installment and $0.9 billion for Other Revolving. Excludes Canada and Puerto Rico. Excludes balances where FICO was unavailable ($2.3 billion for Installment, $0.1 billion for Other Revolving).

     The table below provides delinquency statistics for loans 90+DPD for both the Installment and Other Revolving portfolios. Loans 90+DPD are more likely to be associated with low refreshed FICO scores both because low scores are indicative of repayment risk and because their delinquency has been reported by Citigroup to the credit bureaus. On a refreshed basis, loans with FICO scores of less than 620 exhibit significantly higher delinquencies than in any other FICO band and will drive the majority of the losses.

90+DPD Delinquency Rate: December 31, 2009
Refreshed	Installment 90+DPD%	Other Revolving 90+DPD%
FICO ≥ 660	0.2%	0.0%
620 ≤ FICO < 660	0.7%	0.3%
FICO < 620	6.1%	8.3%

Note: Based on balances of $54 billion for Installment and $0.9 billion for Other Revolving. Excludes Canada and Puerto Rico.

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
     Citigroup’s MSRs totaled $6.530 billion and $5.657 billion at December 31, 2009 and December 31, 2008, respectively. For additional information on Citi’s MSRs, see Notes 19 and 23 to the Consolidated Financial Statements.
     As part of the mortgage lending activity, Citigroup commonly enters into purchase commitments to fund residential mortgage loans at specific interest rates within a given period of time, generally up to 60 days after the rate has been set. If the resulting loans from these commitments will be classified as loans held-for-sale, Citigroup accounts for the commitments as derivatives. Accordingly, the initial and subsequent changes in the fair value of these commitments, which are driven by changes in mortgage interest rates, are recognized in current earnings after taking into consideration the likelihood that the commitment will be funded.
     Citigroup hedges its exposure to the change in the value of these commitments by utilizing hedging instruments similar to those referred to above.

CORPORATE LOAN DETAILS
For corporate clients and investment banking activities across Citigroup, the credit process is grounded in a series of fundamental policies, in addition to those described under “Managing Global Risk—Risk Management—Overview,” above. These include:
  joint business and independent risk management responsibility for managing credit risks;
  a single center of control for each credit relationship that coordinates credit activities with that client;
  portfolio limits to ensure diversification and maintain risk/capital alignment;
  a minimum of two authorized credit officer signatures required on extensions of credit, one of which must be from a credit officer in credit risk management;
  risk rating standards, applicable to every obligor and facility; and
  consistent standards for credit origination documentation and remedial management.

Corporate Credit Portfolio
The following table presents credit data for Citigroup’s corporate loans and unfunded lending commitments at December 31, 2009. The ratings scale is based on Citi’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.

In millions of dollars			At December 31, 2009
	Recorded investment			Unfunded
Corporate loans (1)	in loans	(2)	% of total (3)	lending commitments	% of total (3)
Investment grade (4)	$91,565		59%	$271,444	88%
Non-investment grade (4)
Noncriticized	17,984		12	13,769	4
Criticized performing (5)	30,873		20	19,953	6
Commercial real estate (CRE)	6,926		4	1,872	1
Commercial and Industrial and Other	23,947		16	18,081	6
Non-accrual (criticized) (5)	13,545		9	2,570	1
Commercial real estate (CRE)	4,051		3	732	0
Commercial and Industrial and Other	9,494		6	1,838	1
Total non-investment grade	$62,402		41%	$36,292	12%
Private Banking loans managed on a delinquency basis (4)	14,349			2,451
Loans at fair value	1,405			—
Total corporate loans	$169,721			$310,187
Unearned income	(2,274)			—
Corporate loans, net of unearned income	$167,447			$310,187

(1)	Includes $955 million of TDRs for which concessions, such as the reduction of interest rates or the deferral of interest or principal payments, have been granted as a result of deterioration in the borrowers’ financial condition. Each of the borrowers is current under the restructured terms.
(2)	Recorded investment in a loan includes accrued interest, net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(3)	Percentages disclosed above exclude Private Banking loans managed on a delinquency basis and loans at fair value.
(4)	Held-for-investment loans accounted for on an amortized cost basis.
(5)	Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by banking regulatory authorities.

     The following tables represent the corporate credit portfolio (excluding Private Banking), before consideration of collateral, by maturity at December 31, 2009. The corporate portfolio is broken out by direct outstandings that include drawn loans, overdrafts, interbank placements, bankers’ acceptances, certain investment securities and leases and unfunded commitments that include unused commitments to lend, letters of credit and financial guarantees.

		At December 31, 2009
		Greater
	Due	than 1 year	Greater
	within	but within	than	Total
In billions of dollars	1 year	5 years	5 years	exposure
Direct outstandings	$213	$66	$7	$286
Unfunded lending commitments	182	120	10	312
Total	$395	$186	$17	$598

		At December 31, 2008
		Greater
	Due	than 1 year	Greater
	within	but within	than	Total
In billions of dollars	1 year	5 years	5 years	exposure
Direct outstandings	$161	$100	$9	$270
Unfunded lending commitments	206	141	12	359
Total	$367	$241	$21	$629

Portfolio Mix
The corporate credit portfolio is diverse across counterparty and industry, and geography. The following table shows direct outstandings and unfunded commitments by region:

	December 31,	December 31,
	2009	2008
North America	51%	49%
EMEA	27	29
Latin America	9	8
Asia	13	14
Total	100%	100%

     The maintenance of accurate and consistent risk ratings across the corporate credit portfolio facilitates the comparison of credit exposure across all lines of business, geographic regions and products.
     Obligor risk ratings reflect an estimated probability of default for an obligor and are derived primarily through the use of statistical models (which are validated periodically), external rating agencies (under defined circumstances) or approved scoring methodologies. Facility risk ratings are assigned, using the obligor risk rating, and then factors that affect the loss-given default of the facility, such as support or collateral, are taken into account.With regard to climate change risk, factors evaluated include consideration of the business impact, impact of regulatory requirements, or lack thereof, and impact of physical effects on obligors and their assets.
These factors may adversely affect the ability of some obligors to perform and thus increase the risk of lending activities to these obligors. Citigroup also has incorporated climate risk assessment criteria for certain obligors, as necessary.
     Internal obligor ratings equivalent to BBB and above are considered investment grade. Ratings below the equivalent of the BBB category are considered non-investment grade.
     The following table presents the corporate credit portfolio by facility risk rating at December 31, 2009 and 2008, as a percentage of the total portfolio:

Direct outstandings and
	unfunded commitments
	December 31,	December 31,
	2009	2008
AAA/AA/A	58%	58%
BBB	24	24
BB/B	11	13
CCC or below	7	5
Unrated	—	—
Total	100%	100%

     The corporate credit portfolio is diversified by industry, with a concentration only in the financial sector, including banks, other financial institutions, insurance companies, investment banks and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total corporate portfolio:

Direct outstandings and
	unfunded commitments
	December 31,	December 31,
	2009	2008
Government and central banks	12%	11%
Investment banks	5	7
Banks	9	6
Other financial institutions	12	5
Utilities	4	4
Insurance	4	4
Petroleum	4	4
Agriculture and food preparation	4	4
Telephone and cable	3	3
Industrial machinery and equipment	2	3
Global information technology	2	2
Chemicals	2	2
Real estate	3	3
Other industries (1)	34	42
Total	100%	100%

(1)	Includes all other industries, none of which exceeds 2% of total outstandings.

Credit Risk Mitigation
As part of its overall risk management activities, Citigroup uses credit derivatives and other risk mitigants to hedge portions of the credit risk in its portfolio, in addition to outright asset sales. The purpose of these transactions is to transfer credit risk to third parties. The results of the mark-to-market and any realized gains or losses on credit derivatives are reflected in the Principal transactions line on the Consolidated Statement of Income.
     At December 31, 2009 and 2008, $59.6 billion and $95.5 billion, respectively, of credit risk exposure were economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other risk mitigants. In addition, the reported amounts of direct outstandings and unfunded commitments in this report do not reflect the impact of these hedging transactions. At December 31, 2009 and 2008, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution, respectively:

Rating of Hedged Exposure
	December 31,	December 31,
	2009	2008
AAA/AA/A	45%	54%
BBB	37	32
BB/B	11	9
CCC or below	7	5
Total	100%	100%
     At December 31, 2009 and 2008, the credit protection was economically hedging underlying credit exposure with the following industry distribution, respectively:

Industry of Hedged Exposure
	December 31,	December 31,
	2009	2008
Utilities	9%	10%
Telephone and cable	9	9
Agriculture and food preparation	8	7
Petroleum	6	7
Industrial machinery and equipment	6	6
Insurance	4	5
Chemicals	8	5
Retail	4	5
Other financial institutions	4	4
Autos	6	4
Pharmaceuticals	5	4
Natural gas distribution	3	4
Global information technology	3	4
Metals	4	3
Other industries (1)	21	23
Total	100%	100%

(1)	Includes all other industries, none of which is greater than 2% of the total hedged amount.

U.S. Subprime-Related Direct Exposure in Citi Holdings—Special Asset Pool
The following table summarizes Citigroup’s U.S. subprime-related direct exposures in Citi Holdings—SAP at December 31, 2009 and December 31, 2008:

		2009
	Dec. 31, 2008	write-ups	2009		Dec. 31, 2009
In billions of dollars	exposures	(downs) (1)	other	(2)	exposures
Direct ABS CDO super-senior exposures:
Gross ABS CDO super-senior exposures (A)	$18.9				$13.3
Hedged exposures (B)	6.9				5.9
Net ABS CDO super-senior exposures:
ABCP/CDO (3)	9.9	$0.6	$(3.6)		7.0
High grade	0.8	0.3	(1.0)		0.1
Mezzanine	1.3	— (4)	(1.0)		0.3
Total net ABS CDO super-senior exposures (A-B=C)	$12.0	$0.9	$(5.6	) (4)	$7.4
Lending and structuring exposures (D)	$2.0	$(0.1)	$(0.9)		$1.0
Total net exposures (C+D) (5) (6)	$14.1	$0.8	$(6.5)		$8.4
Credit adjustment on hedged counterparty exposures (E) (7)		$(1.3)
Total net write-ups (downs) (C+D+E)		$(0.5)

Note: Table may not foot or cross-foot due to rounding.
(1)	Includes net profits and losses associated with liquidations.
(2)	Reflects sales, transfers and repayment or liquidations of principal.
(3)	Consists of older-vintage, high-grade ABS CDOs.
(4)	A portion of the underlying securities was purchased in liquidations of CDOs and reported as Trading account assets. As of December 31, 2009, $235 million relating to deals liquidated was held in the trading books.
(5)	Composed of net CDO super-senior exposures and gross lending and structuring exposures.
(6)	This $8.4 billion in net direct exposures includes the $7.3 billion of assets reflected in the table titled “Assets Within Special Asset Pool” under “Results of Operations—Citi Holdings—Special Asset Pool” above.
(7)	Adjustment related to counterparty credit risk.

     Citi Holdings had approximately $8.4 billion in net U.S. subprime-related direct exposures in the SAP at December 31, 2009. The exposure consisted of (a) approximately $7.4 billion of net exposures in the super-senior tranches (i.e., the most senior tranches) of CDOs, which are collateralized by asset-backed securities, derivatives on asset-backed securities, or both (ABS CDOs), and (b) approximately $1.0 billion of exposures in its lending and structuring business.
     The SAP also has trading positions, both long and short, in U.S. subprime RMBS and related products, including ABS CDOs, which are not included in the figures above. The exposure from these positions is actively managed and hedged, although the effectiveness of the hedging products used may vary with material changes in market conditions.

Direct ABS CDO super-senior exposures
The net $7.4 billion in ABS CDO super-senior exposures as of December 31, 2009 is collateralized primarily by subprime RMBS, derivatives on RMBS, or both.
     Citi Holdings’ CDO super-senior subprime direct exposures are Level 3 assets. The valuation of the high-grade and mezzanine ABS CDO positions uses trader prices based on the underlying assets of each high-grade and mezzanine ABS CDO. Unlike the ABCP positions, the high-grade and mezzanine positions are now largely hedged through the ABX and bond short positions, which are trader priced. This results in closer symmetry in the way these long and short positions are valued by the business. Citi Holdings intends to use trader marks to value this portion of the portfolio going forward so long as it remains largely hedged.
     The valuation of the ABCP positions is subject to valuation based on significant unobservable inputs. Fair value of these exposures is based on estimates of future cash flows from the mortgage loans underlying the assets of the ABS CDOs. To determine the performance of the underlying mortgage loan portfolios, Citi estimates the prepayments, defaults and loss severities based on a number of macroeconomic factors. The model is calibrated using available mortgage loan information including historical loan performance. An appropriate discount rate is then applied to the cash flows generated for each ABCP tranche, in order to estimate its fair value under current market conditions.
     The valuation as of December 31, 2009 assumes that U.S. housing prices are unchanged in 2010, increase 1.1% in 2011, increase 1.4% in 2012, and increase 3% from 2013 onwards. The U.S. unemployment rate is assumed to peak at 10.3% during the first half of 2010.

     The primary drivers that currently impact the model valuations are the discount rates used to calculate the present value of projected cash flows and projected mortgage loan performance. Each 10-basis-point change in the discount rate used generally results in an approximate $24 million change in the fair value of Citi’s direct ABCP exposures as of December 31, 2009.
     Estimates of the fair value of the CDO super-senior exposures depend on market conditions and are subject to further change over time. For a further discussion of the valuation methodology and assumptions used to value direct ABS CDO super-senior exposures to U.S. subprime mortgages, see Note 26 to the Consolidated Financial Statements.

Lending and structuring exposures
The $1.0 billion of subprime-related exposures includes approximately $0.6 billion of actively managed subprime loans purchased for resale or securitization at a discount to par during 2007 that continue to be held by SAP and approximately $0.4 billion of financing transactions with customers secured by subprime collateral, and are carried at fair value.

Exposure to Commercial Real Estate in ICG and SAP
ICG and the SAP, through their business activities and as capital markets participants, incur exposures that are directly or indirectly tied to the commercial real estate (CRE) market. These exposures are represented primarily by the following three categories:
     (1) Assets held at fair value include approximately $5.5 billion, of which approximately $4.6 billion are securities, loans and other items linked to CRE that are carried at fair value as trading account assets, and of which approximately $0.9 billion are securities backed by CRE carried at fair value as available-for-sale (AFS) investments. Changes in fair value for these trading account assets are reported in current earnings, while AFS investments are reported in Accumulated other comprehensive income with other-than-temporary impairments reported in current earnings.
     The majority of these exposures are classified as Level 3 in the fair value hierarchy. Weakening activity in the trading markets for some of these instruments resulted in reduced liquidity, thereby decreasing the observable inputs for such valuations, and could have an adverse impact on how these instruments are valued in the future if such conditions persist.
     (2) Assets held at amortized cost include approximately $1.8 billion of securities classified as held-to-maturity (HTM) and $20.9 billion of loans and commitments. The HTM securities were classified as such during the fourth quarter of 2008 and were previously classified as either trading or AFS. They are accounted for at amortized cost, subject to other-than-temporary impairment. Loans and commitments are recorded at amortized cost, less loan loss reserves. The impact from changes in credit is reflected in the calculation of the allowance for loan losses and in net credit losses.
     (3) Equity and other investments include approximately $4.3 billion of equity and other investments such as limited partner fund investments that are accounted for under the equity method, which recognizes gains or losses based on the investor’s share of the net income of the investee.

Direct Exposure to Monolines
Citi Holdings has exposure, via the SAP, to various monoline bond insurers (Monolines), listed in the table below, from hedges on certain investments and from trading positions. The hedges are composed of credit default swaps and other hedge instruments. Citi Holdings recorded $1.3 billion in downward credit valuation adjustments (CVA) related to exposure to Monolines during 2009, bringing the total CVA balance to $5.6 billion.
     The following table summarizes the market value of Citi Holdings’ direct exposures to and the corresponding notional amounts of transactions with the various Monolines, as well as the aggregate credit valuation adjustment associated with these exposures as of December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
		Notional		Notional
	Fair	amount	Fair	amount
	value	of	value	of
In millions of dollars	exposure	transactions	exposure	transactions
Direct subprime ABS CDO super senior—Ambac	$4,468	$5,295	$4,461	$5,357
Trading assets—non-subprime:
MBIA	$1,939	$3,828	$1,924	$4,040
FSA	52	835	204	1,126
Assured	81	452	141	465
Radian	3	150	58	150
Ambac	—	178	21	1,106
Subtotal trading assets—non-subprime	$2,075	$5,443	$2,348	$6,887
Total gross fair value direct exposure	$6,543		$6,809
Credit valuation adjustment	(5,580)		(4,279)
Total net fair value direct exposure	$963		$2,530

     The fair value exposure, net of payable and receivable positions, represents the market value of the contract as of December 31, 2009 and 2008, respectively, excluding the CVA. The notional amount of the transactions, including both long and short positions, is used as a reference value to calculate payments. The CVA is a downward adjustment to the fair value exposure to a counterparty to reflect the counterparty’s creditworthiness in respect of the obligations in question.
     Credit valuation adjustments are based on credit spreads and on estimates of the terms and timing of the payment obligations of the Monolines. Timing in turn depends on estimates of the performance of the transactions to which Citi’s exposure relates, estimates of whether and when liquidation of such transactions may occur and other factors, each considered in the context of the terms of the Monolines’ obligations.
     As of December 31, 2009 and 2008, SAP had $5.9 billion and $6.9 billion, respectively, in notional amount of hedges against its direct subprime ABS CDO super-senior positions. Of those amounts, $5.3 billion and $5.4 billion, respectively, were purchased from Monolines and are included in the notional amount of transactions in the table above.
     With respect to SAP’s trading assets, there were $2.1 billion and $2.3 billion of fair value exposure to Monolines as of December 31, 2009 and 2008, respectively. Trading assets include trading positions, both long and short, in U.S. subprime RMBS and related products, including ABS CDOs.
     The notional amount of transactions related to the remaining non-subprime trading assets as of December 31, 2009 was $5.4 billion. Of the $5.4 billion, $4.7 billion was in the form of credit default swaps and total return swaps with a fair value exposure of $2.1 billion. The remaining notional amount comprised $0.7 billion, primarily in interest-rate swaps, with a corresponding fair value exposure of $12 million net payable.
     The notional amount of transactions related to the remaining non-subprime trading assets at December 31, 2008 was $6.9 billion, with a corresponding fair value exposure of $2.3 billion. Of the $6.9 billion, $5.1 billion was in the form of credit default swaps and total return swaps with a fair value of $2.3 billion. The remaining notional amount comprised $1.8 billion, primarily in interest-rate swaps with a corresponding fair value exposure of $3.9 million.
     Citigroup has purchased mortgage insurance from various Monoline mortgage insurers on first-mortgage loans. The notional amount of this insurance protection was approximately $230 million and $400 million as of December 31, 2009 and 2008, respectively, with nominal pending claims against this notional amount.
     In addition, Citigroup has indirect exposure to Monolines in various other parts of its businesses. Indirect exposure includes circumstances in which Citigroup is not a contractual counterparty to the Monolines, but instead owns securities that may benefit from embedded credit enhancements provided by a Monoline. For example, corporate or municipal bonds in the trading business may be insured by the Monolines. The table and discussion above do not reflect this type of indirect exposure to the Monolines.

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
  the portion that Citigroup will seek to sell is recorded as a loan held-for-sale in Other assets on the Consolidated Balance Sheet, and measured at the lower of cost or market; and
  the portion that will be retained is recorded as a loan held-for-investment in Loans and measured at amortized cost less a reserve for loan losses.
     Due to the dislocation of the credit markets and the reduced market interest in higher-risk/higher-yield instruments since the latter half of 2007, liquidity in the market for highly leveraged financings has been limited. This has resulted in Citi’s recording pretax write-downs on funded and unfunded highly leveraged finance exposures of $521 million in 2009 and $4.9 billion in 2008.
     Citigroup’s exposures to highly leveraged financing commitments totaled $5.0 billion at December 31, 2009 ($4.7 billion funded and $0.3 billion in unfunded commitments), reflecting a decrease of $5 billion from December 31, 2008.
     In 2008, Citigroup completed the transfer of approximately $12.0 billion of loans to third parties, of which $8.5 billion relates to highly leveraged loan commitments. In these transactions, the third parties purchased subordinate interests backed by the transferred loans. These subordinate interests absorb first loss on the transferred loans and provide the third parties with control of the loans. Citigroup retained senior debt securities backed by the transferred loans. These transactions were accounted for as sales of the transferred loans. The loans were removed from the balance sheet and the retained securities are classified as AFS securities on Citi’s Consolidated Balance Sheet.
     In addition, Citigroup purchased protection on the senior debt securities from the third-party subordinate interest holders via total return swaps (TRS). The counterparty credit risk in the TRS is protected through margin agreements that provide for both initial margin and additional margin at specified triggers. Due to the initial cash margin received, the existing margin requirements on the TRS, and the substantive subordinate investments made by third parties, Citi believes that the transactions largely mitigate Citi’s risk related to the transferred loans.
     Citigroup’s sole remaining exposure to the transferred loans are the senior debt securities, which have an amortized cost basis and fair value of $7.0 billion at December 31, 2009. The change in the value of the retained senior debt securities that are classified as AFS securities are recorded in AOCI as they are deemed temporary. The offsetting change in the TRS are recorded as cash flow hedges within AOCI. See Notes 16 and 22 to the Consolidated Financial Statements for additional information.

MARKET RISK
Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. See “Capital Resources and Liquidity” for further discussion.
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

Non-Trading Portfolios Interest Rate Risk
One of Citigroup’s primary business functions is providing financial products that meet the needs of its customers. Loans and deposits are tailored to the customers’ requirements with regard to tenor, index (if applicable), and rate type. Net interest revenue (NIR) is the difference between the yield earned on the non-trading portfolio assets (including customer loans) and the rate paid on the liabilities (including customer deposits or company borrowings). NIR is affected by changes in the level of interest rates. For example:
  At any given time, there may be an unequal amount of assets and liabilities that are subject to market rates due to maturation or repricing. Whenever the amount of liabilities subject to repricing exceeds the amount of assets subject to repricing, a company is considered “liability sensitive.” In this case, a company’s NIR will deteriorate in a rising rate environment.
  The assets and liabilities of a company may reprice at different speeds or mature at different times, subjecting both “liability-sensitive” and “asset-sensitive” companies to NIR sensitivity from changing interest rates. For example, a company may have a large amount of loans that are subject to repricing in the current period, but the majority of deposits are not scheduled for repricing until the following period. That company would suffer from NIR deterioration if interest rates were to fall.
     NIR in the current period is the result of customer transactions and the related contractual rates originated in prior periods as well as new transactions in the current period; those prior-period transactions will be impacted by changes in rates on floating-rate assets and liabilities in the current period.
     Due to the long-term nature of portfolios, NIR will vary from quarter to quarter even assuming no change in the shape or level of the yield curve as assets and liabilities reprice. These repricings are a function of implied forward interest rates, which represent the overall market’s estimate of future interest rates and incorporate possible changes in the Federal Funds rate as well as the shape of the yield curve.
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

Mitigation and Hedging of Risk
Financial institutions’ financial performance is subject to some degree of risk due to changes in interest rates. In order to manage these risks effectively, Citigroup may modify pricing on new customer loans and deposits, enter into transactions with other institutions or enter into off-balance-sheet derivative transactions that have the opposite risk exposures. Therefore, Citigroup regularly assesses the viability of strategies to reduce unacceptable risks to earnings and implements such strategies when it believes those actions are prudent. As information becomes available, Citigroup formulates strategies aimed at protecting earnings from the potential negative effects of changes in interest rates.
     Citigroup employs additional measurements, including stress testing the impact of non-linear interest rate movements on the value of the balance sheet; the analysis of portfolio duration and volatility, particularly as they relate to mortgage loans and mortgage-backed securities; and the potential impact of the change in the spread between different market indices.

Non-Trading Portfolios
The exposures in the following table represent the approximate annualized risk to NIR assuming an unanticipated parallel instantaneous 100 bps change, as well as a more gradual 100 bps (25 bps per quarter) parallel change in rates compared with the market forward interest rates in selected currencies.

	December 31, 2009		December 31, 2008
In millions of dollars	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change
Gross IRE	$(1,194)	$1,473	$(801)	$391
Less: ICG trading	336	(350)	563	(465)
Net non-trading IRE	$(859)	$1,123	$(238)	$(74)
Gradual change
Gross IRE	$(565)	$872	$(456)	$81
Less: ICG trading	105	(164)	281	(308)
Net non-trading IRE	$(460)	$708	$(175)	$(227)
Mexican peso
Instantaneous change	$50	$(50)	$(18)	$18
Gradual change	$26	$(26)	$(14)	$14
Euro
Instantaneous change	$(139)	$87	$(56)	$57
Gradual change	$(89)	$89	$(43)	$43
Japanese yen
Instantaneous change	$213	NM	$172	NM
Gradual change	$124	NM	$51	NM
Pound sterling
Instantaneous change	$(4)	$15	$(1)	$1
Gradual change	$(1)	$1	$—	$—

NM	Not meaningful. A 100 bps decrease in interest rates would imply negative rates for the Japanese yen yield curve.

     Certain trading-oriented businesses within Citi have accrual-accounted positions that are hedged with mark-to-market positions. If the economic impact of these offsetting positions is included, Citi’s 12-month exposure to a 100 bps instantaneous rise in interest rates is reduced from $(1,194) million to $(731) million. The changes in the U.S. dollar IRE from the prior year reflect changes in the customer-related asset and liability mix, the expected impact of market rates on customer behavior and Citigroup’s view of prevailing interest rates.

     The following table shows the risk to NIR from six different changes in the implied-forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	—	100	200	(200)	(100)	—
10-year rate change (bps)	(100)	—	100	(100)	—	100
Impact to net interest revenue (in millions of dollars)	$199	$(502)	$(1,161)	$560	$464	$(42)

Trading Portfolios
Price risk in trading portfolios is monitored using a series of measures, including:
  factor sensitivities;
  value-at-risk (VAR); and
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
     VAR estimates the potential decline in the value of a position or a portfolio under normal market conditions. The VAR method incorporates the factor sensitivities of the trading portfolio with the volatilities and correlations of those factors and is expressed as the risk to Citigroup over a one-day holding period, at a 99% confidence level. Citigroup’s VAR is based on the volatilities of and correlations among a multitude of market risk factors as well as factors that track the specific issuer risk in debt and equity securities.
     Stress testing is performed on trading portfolios on a regular basis to estimate the impact of extreme market movements. It is performed on both individual trading portfolios, and on aggregations of portfolios and businesses. Independent market risk management, in conjunction with the businesses, develops stress scenarios, reviews the output of periodic stress-testing exercises, and uses the information to make judgments as to the ongoing appropriateness of exposure levels and limits.
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
     All trading positions are marked-to-market, with the result reflected in earnings. In 2009, negative trading-related revenue (net losses) was recorded for 58 of 260 trading days. Of the 58 days on which negative revenue (net losses) was recorded, two days were greater than $400 million. The following histogram of total daily revenue or loss captures trading volatility and shows the number of days in which Citigroup’s trading-related revenues fell within particular ranges.

Histogram of Daily-Trading Related Revenue—12 Months Ended December 31, 2009

Revenues (in millions of dollars)

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
     For Citigroup’s major trading centers, the aggregate pretax VAR in the trading portfolios was $205 million at December 31, 2009 and $319 million at December 31, 2008. Daily exposures averaged $266 million in 2009 and ranged from $200 million to $335 million.
      The following table summarizes VAR to Citigroup in the trading portfolios as of December 31, 2009 and 2008, including the total VAR, the specific risk-only component of VAR, and total—general market factors only, along with the yearly averages:

	Dec. 31,	2009	Dec. 31,	2008
In millions of dollars	2009	average	2008	average
Interest rate	$191	$235	$320	$280
Foreign exchange	45	65	118	54
Equity	69	79	84	99
Commodity	18	34	15	34
Covariance adjustment	(118)	(147)	(218)	(175)
Total—all market
risk factors,
including general
and specific risk	$205	$266	$319	$292
Specific risk-only
component	$20	$20	$8	$21
Total—general
market factors only	$185	$246	$311	$271

VAR reflects the divestiture of Phibro LLC as of December 31, 2009 (see Note 2 to the Consolidated Financial Statements). The specific risk-only component represents the level of equity and debt issuer-specific risk embedded in VAR.
The table below provides the range of VAR in each type of trading portfolio that was experienced during 2009 and 2008:

		2009		2008
In millions of dollars	Low	High	Low	High
Interest rate	$185	$320	$227	$339
Foreign exchange	18	140	23	130
Equity	46	167	58	235
Commodity	12	50	12	60

     The following table provides the VAR for Citicorp’s Securities and Banking business (ICG Citicorp VAR, which excludes Consumer) during 2009:

In millions of dollars	December 31, 2009
Total—all market
risk factors,
including general
and specific risk	$163
Average—during year	180
High—during year	247
Low—during year	144

Interest Revenue/Expense and Yields

Average Rates—Interest Revenue, Interest Expense and Net Interest Margin

							Change		Change
In millions of dollars	2009		2008	(1)	2007	(1)	2009 vs. 2008		2008 vs. 2007
Interest revenue (2)	$76,635		$106,499		$121,347		(28)%		(12)%
Interest expense (3)	27,721		52,750		75,958		(47)		(31)
Net interest revenue (2) (3)	$48,914		$53,749		$45,389		(9)%		18%
Interest revenue—average rate	4.75%		6.13%		6.47%		(138)	bps	(34)	bps
Interest expense—average rate	1.92%		3.28%		4.43%		(136)	bps	(115)	bps
Net interest margin	3.03%		3.09%		2.42%		(6)	bps	67	bps
Interest-rate benchmarks:
Federal Funds rate—end of period	0.00-0.25%		0.00-0.25%		4.25%		—		(400+)	bps
Federal Funds rate—average rate	0.00-0.25%		2.08%		5.05%		—		(297)	bps
Two-year U.S. Treasury note—average rate	0.96%		2.01%		4.36%		(105)	bps	(235)	bps
10-year U.S. Treasury note—average rate	3.26%		3.66%		4.63%		(40)	bps	(97)	bps
10-year vs. two-year spread	230	bps	165	bps	27	bps

(1)	Reclassified to conform to the current period’s presentation and to exclude discontinued operations.
(2)	Excludes taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $752 million, $323 million, and $125 million for 2009, 2008, and 2007, respectively.
(3)	Excludes expenses associated with hybrid financial instruments and beneficial interest in consolidated VIEs. These obligations are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions. In addition, the majority of the funding provided by Treasury to CitiCapital operations is excluded from this line.

     A significant portion of Citi’s business activities are based upon gathering deposits and borrowing money and then lending or investing those funds, including market-making activities in tradable securities. Net interest margin (NIM) is calculated by dividing annualized gross interest revenue less gross interest expense by average interest earning assets.
     During the second half of 2009, the yields across both the interest-earning assets as well as the interest-bearing liabilities dropped significantly from the same period in 2008. The lower asset yields more than offset the lower cost of funds, resulting in slightly lower NIM compared to the prior-year period. The narrowing of yields in Citi’s asset businesses due to the continued de-risking of loan portfolios and expansion of loss mitigation efforts and the natural compression of spreads in the deposit businesses, a result of the continued low rates environment, negatively impacted NIM. The impact of these factors was reduced by the lower asset base.

AVERAGE BALANCES AND INTEREST RATES—ASSETS (1)(2)(3)(4)

		Average volume			Interest revenue			% Average rate
In millions of dollars	2009	2008	2007	2009	2008	2007	2009	2008	2007
Assets
Deposits with banks (5)	$186,841	$77,200	$53,044	$1,478	$3,074	$3,097	0.79%	3.98%	5.84%
Federal funds sold and securities borrowed or purchased
under agreements to resell (6)
In U.S. offices	$138,579	$164,732	$192,824	$1,975	$5,071	$11,728	1.43%	3.08%	6.08%
In offices outside the U.S. (5)	63,909	73,833	129,301	1,109	4,079	6,613	1.74	5.52	5.11
Total	$202,488	$238,565	$322,125	$3,084	$9,150	$18,341	1.52%	3.84%	5.69%
Trading account assets (7) (8)
In U.S. offices	$140,233	$221,455	$263,922	$6,844	$12,331	$13,557	4.88%	5.57%	5.14%
In offices outside the U.S. (5)	126,309	151,071	171,504	3,879	5,115	4,917	3.07	3.39	2.87
Total	$266,542	$372,526	$435,426	$10,723	$17,446	$18,474	4.02%	4.68%	4.24%
Investments
In U.S. offices
Taxable	$124,404	$112,071	$136,482	$6,208	$4,846	$6,840	4.99%	4.32%	5.01%
Exempt from U.S. income tax (1)	16,489	13,584	17,796	864	613	909	5.24	4.51	5.11
In offices outside the U.S. (5)	118,988	94,725	108,875	6,047	5,259	5,674	5.08	5.55	5.21
Total	$259,881	$220,380	$263,153	$13,119	$10,718	$13,423	5.05%	4.86%	5.10%
Loans (net of unearned income) (9)
Consumer loans
In U.S. offices	$304,976	$339,417	$336,742	$21,982	$27,456	$27,794	7.21%	8.09%	8.25%
In offices outside the U.S. (5)	151,262	173,851	157,888	13,402	17,963	17,016	8.86	10.33	10.78
Total consumer loans	$456,238	$513,268	$494,630	$35,384	$45,419	$44,810	7.76%	8.85%	9.06%
Corporate loans
In U.S. offices	$73,961	$77,450	$62,321	$2,709	$3,482	$5,095	3.66%	4.50%	8.18%
In offices outside the U.S. (5)	116,421	143,806	153,956	9,364	13,435	13,296	8.04	9.34	8.64
Total corporate loans	$190,382	$221,256	$216,277	$12,073	$16,917	$18,391	6.34%	7.65%	8.50%
Total loans	$646,620	$734,524	$710,907	$47,457	$62,336	$63,201	7.34%	8.49%	8.89%
Other interest-earning assets	$49,707	$94,123	$89,742	$774	$3,775	$4,811	1.56%	4.01%	5.36%
Total interest-earning assets	$1,612,079	$1,737,318	$1,874,397	$76,635	$106,499	$121,347	4.75%	6.13%	6.47%
Non-interest-earning assets (7)	$264,165	$383,150	$249,958
Total assets from discontinued operations	15,137	47,010	47,177
Total assets	$1,891,381	$2,167,478	$2,171,532

(1)	Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $752 million, $323 million, and $125 million for 2009, 2008, and 2007, respectively.
(2)	Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.
(3)	Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements.
(5)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(6)	Average volumes of securities borrowed or purchased under agreements to resell are reported net. However, Interest revenue is reflected gross.
(7)	The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(8)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.
(9)	Includes cash-basis loans.

Reclassified to conform to the current period’s presentation.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE (1)(2)(3)(4)

		Average volume			Interest expense			% Average rate
In millions of dollars	2009	2008	2007	2009	2008	2007	2009	2008	2007
Liabilities
Deposits
In U.S. offices
Savings deposits (5)	$174,260	$167,509	$154,229	$2,765	$2,921	$4,772	1.59%	1.74%	3.09%
Other time deposits	59,673	58,998	58,808	1,104	2,604	3,358	1.85	4.41	5.71
In offices outside the U.S. (6)	443,601	473,452	481,874	6,277	14,746	20,272	1.42	3.11	4.21
Total	$677,534	$699,959	$694,911	$10,146	$20,271	$28,402	1.50%	2.90%	4.09%
Federal funds purchased and securities loaned or sold under
agreements to repurchase (7)
In U.S. offices	$133,375	$185,621	$244,258	$988	$5,066	$14,339	0.74%	2.73%	5.87%
In offices outside the U.S. (6)	72,258	95,857	140,941	2,445	6,199	8,664	3.38	6.47	6.15
Total	$205,633	$281,478	$385,199	$3,433	$11,265	$23,003	1.67%	4.00%	5.97%
Trading account liabilities (8) (9)
In U.S. offices	$22,854	$31,984	$46,383	$222	$1,107	$1,142	0.97%	3.46%	2.46%
In offices outside the U.S. (6)	37,244	42,941	56,843	67	150	278	0.18	0.35	0.49
Total	$60,098	$74,925	$103,226	$289	$1,257	$1,420	0.48%	1.68%	1.38%
Short-term borrowings
In U.S. offices	$123,168	$154,190	$169,457	$1,050	$3,241	$6,234	0.85%	2.10%	3.68%
In offices outside the U.S. (6)	33,379	51,499	58,384	375	670	789	1.12	1.30	1.35
Total	$156,547	$205,689	$227,841	$1,425	$3,911	$7,023	0.91%	1.90%	3.08%
Long-term debt (10)
In U.S. offices	$316,223	$311,439	$266,968	$11,347	$14,305	$14,245	3.59%	4.59%	5.34%
In offices outside the U.S. (6)	29,132	36,981	35,709	1,081	1,741	1,865	3.71	4.71	5.22
Total	$345,355	$348,420	$302,677	$12,428	$16,046	$16,110	3.60%	4.61%	5.32%
Total interest-bearing liabilities	$1,445,167	$1,610,471	$1,713,854	$27,721	$52,750	$75,958	1.92%	3.28%	4.43%
Demand deposits in U.S. offices	$27,032	$8,308	$7,510
Other non-interest-bearing liabilities (8)	263,296	381,912	300,156
Total liabilities from discontinued operations	9,502	28,471	23,969
Total liabilities	$1,744,997	$2,029,162	$2,045,489
Citigroup equity (11)	$144,510	$132,708	$122,823
Noncontrolling interest	1,874	5,608	3,220
Total stockholders’ equity (11)	$146,384	$138,316	$126,043
Total liabilities and stockholders’ equity	$1,891,381	$2,167,478	$2,171,532
Net interest revenue as a percentage of average
interest-earning assets (12)
In U.S. offices	$962,084	$1,005,414	$1,079,565	$23,956	$25,982	$22,069	2.49%	2.58%	2.04%
In offices outside the U.S. (6)	649,995	731,903	794,832	24,958	27,767	23,320	3.84	3.79	2.93
Total	$1,612,079	$1,737,317	$1,874,397	$48,914	$53,749	$45,389	3.03%	3.09%	2.42%

(1)	Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $752 million, $323 million, and $125 million for 2009, 2008, and 2007, respectively.
(2)	Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.
(3)	Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements.
(5)	Savings deposits consist of Insured Money Market accounts, NOW accounts, and other savings deposits. The interest expense includes FDIC deposit insurance fees and charges.
(6)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(7)	Average volumes of securities loaned or sold under agreements to repurchase are reported net. However, Interest revenue is reflected gross.
(8)	The fair value carrying amounts of derivative and foreign exchange contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(9)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.
(10)	Excludes hybrid financial instruments and beneficial interests in consolidated VIEs that are classified as Long-term debt, as these obligations are accounted for at fair value with changes recorded in Principal transactions. In addition, the majority of the funding provided by Treasury to CitiCapital operations is excluded from this line.
(11)	Includes stockholders’ equity from discontinued operations.
(12)	Includes allocations for capital and funding costs based on the location of the asset.

Reclassified to conform to the current period’s presentation.

ANALYSIS OF CHANGES IN INTEREST REVENUE (1)(2)(3)

	2009 vs. 2008			2008 vs. 2007
	Increase (decrease)			Increase (decrease)
	due to change in:			due to change in:
	Average	Average	Net	Average	Average	Net
In millions of dollars	volume	rate	change	volume	rate	change
Deposits with banks (4)	$2,129	$(3,725)	$(1,596)	$1,146	$(1,169)	$(23)
Federal funds sold and securities borrowed or
purchased under agreements to resell
In U.S. offices	$(706)	$(2,390)	$(3,096)	$(1,516)	$(5,141)	$(6,657)
In offices outside the U.S. (4)	(487)	(2,483)	(2,970)	(3,029)	495	(2,534)
Total	$(1,193)	$(4,873)	$(6,066)	$(4,545)	$(4,646)	$(9,191)
Trading account assets (5)
In U.S. offices	$(4,105)	$(1,382)	$(5,487)	$(2,302)	$1,076	$(1,226)
In offices outside the U.S. (4)	(788)	(448)	(1,236)	(628)	826	198
Total	$(4,893)	$(1,830)	$(6,723)	$(2,930)	$1,902	$(1,028)
Investments (1)
In U.S. offices	$707	$906	$1,613	$(1,325)	$(965)	$(2,290)
In offices outside the U.S. (4)	1,261	(473)	788	(769)	354	(415)
Total	$1,968	$433	$2,401	$(2,094)	$(611)	$(2,705)
Loans—consumer
In U.S. offices	$(2,640)	$(2,834)	$(5,474)	$220	$(558)	$(338)
In offices outside the U.S. (4)	(2,175)	(2,386)	(4,561)	1,670	(723)	947
Total	$(4,815)	$(5,220)	$(10,035)	$1,890	$(1,281)	$609
Loans—corporate
In U.S. offices	$(151)	$(622)	$(773)	$1,042	$(2,655)	$(1,613)
In offices outside the U.S. (4)	(2,353)	(1,718)	(4,071)	(909)	1,048	139
Total	$(2,504)	$(2,340)	$(4,844)	$133	$(1,607)	$(1,474)
Total loans	$(7,319)	$(7,560)	$(14,879)	$2,023	$(2,888)	$(865)
Other interest-earning assets	$(1,307)	$(1,694)	$(3,001)	$225	$(1,261)	$(1,036)
Total interest revenue	$(10,615)	$(19,249)	$(29,864)	$(6,175)	$(8,673)	$(14,848)
(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is excluded from this presentation.
(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements.
(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(5)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE (1)(2)(3)

	2009 vs. 2008			2008 vs. 2007
	Increase (decrease)			Increase (decrease)
	due to change in:			due to change in:
	Average	Average	Net	Average	Average	Net
In millions of dollars	volume	rate	change	volume	rate	change
Deposits
In U.S. offices	$176	$(1,832)	$(1,656)	$486	$(3,091)	$(2,605)
In offices outside the U.S. (4)	(877)	(7,592)	(8,469)	(349)	(5,177)	(5,526)
Total	$(701)	$(9,424)	$(10,125)	$137	$(8,268)	$(8,131)
Federal funds purchased and securities loaned
or sold under agreements to repurchase
In U.S. offices	$(1,136)	$(2,942)	$(4,078)	$(2,872)	$(6,401)	$(9,273)
In offices outside the U.S. (4)	(1,279)	(2,475)	(3,754)	(2,895)	430	(2,465)
Total	$(2,415)	$(5,417)	$(7,832)	$(5,767)	$(5,971)	$(11,738)
Trading account liabilities (5)
In U.S. offices	$(251)	$(634)	$(885)	$(417)	$382	$(35)
In offices outside the U.S. (4)	(18)	(65)	(83)	(59)	(69)	(128)
Total	$(269)	$(699)	$(968)	$(476)	$313	$(163)
Short-term borrowings
In U.S. offices	$(554)	$(1,637)	$(2,191)	$(520)	$(2,473)	$(2,993)
In offices outside the U.S. (4)	(213)	(82)	(295)	(90)	(29)	(119)
Total	$(767)	$(1,719)	$(2,486)	$(610)	$(2,502)	$(3,112)
Long-term debt
In U.S. offices	$217	$(3,175)	$(2,958)	$2,193	$(2,133)	$60
In offices outside the U.S. (4)	(331)	(329)	(660)	65	(189)	(124)
Total	$(114)	$(3,504)	$(3,618)	$2,258	$(2,322)	$(64)
Total interest expense	$(4,266)	$(20,763)	$(25,029)	$(4,458)	$(18,750)	$(23,208)
Net interest revenue	$(6,349)	$1,514	$(4,835)	$(1,717)	$10,077	$8,360

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is excluded from this presentation.
(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements.
(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(5)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

OPERATIONAL RISK
Operational risk is the risk of loss resulting from inadequate or failed internal processes, systems or human factors, or from external events. It includes the reputation and franchise risk associated with business practices or market conduct in which Citi is involved. Operational risk is inherent in Citigroup’s global business activities and, as with other risk types, is managed through an overall framework designed to balance strong corporate oversight with well-defined independent risk management. This framework includes:
  recognized ownership of the risk by the businesses;
  oversight by independent risk management; and
  independent review by Citi’s Audit and Risk Review (ARR).
     The goal is to keep operational risk at appropriate levels relative to the characteristics of Citigroup’s businesses, the markets in which the company operates its capital and liquidity, and the competitive, economic and regulatory environment. Notwithstanding these controls, Citigroup incurs operational losses.

Framework
To monitor, mitigate and control operational risk, Citigroup maintains a system of comprehensive policies and has established a consistent, value-added framework for assessing and communicating operational risk and the overall effectiveness of the internal control environment across Citigroup. An Operational Risk Council provides oversight for operational risk across Citigroup. The Council’s membership includes senior members of the Chief Risk Officer’s organization covering multiple dimensions of risk management with representatives of the Business and Regional Chief Risk Officers’ organizations and the Business Management Group. The Council’s focus is on further advancing operational risk management at Citigroup with a focus on proactive identification and mitigation of operational risk and related incidents. The Council works with the business segments and the control functions to help ensure a transparent, consistent and comprehensive framework for managing operational risk globally.
     Each major business segment must implement an operational risk process consistent with the requirements of this framework. The process for operational risk management includes the following steps:
  identify and assess key operational risks;
  establish key risk indicators;
  produce a comprehensive operational risk report; and
  prioritize and assure adequate resources to actively improve the operational risk environment and mitigate emerging risks.
     The operational risk standards facilitate the effective communication and mitigation of operational risk both within and across businesses. As new products and business activities are developed, processes are designed, modified or sourced through alternative means and operational risks are considered. Information about the businesses’ operational risk, historical losses, and the control environment is reported by each major business segment and functional area, and is summarized and reported to senior management as well as the Risk Management and Finance Committee of Citi’s Board of Directors and the full Board of Directors.

Measurement and Basel II
To support advanced capital modeling and management, the businesses are required to capture relevant operational risk capital information. An enhanced version of the risk capital model for operational risk has been developed and implemented across the major business segments as a step toward readiness for Basel II capital calculations. The risk capital calculation is designed to qualify as an “Advanced Measurement Approach” under Basel II. It uses a combination of internal and external loss data to support statistical modeling of capital requirement estimates, which are then adjusted to reflect qualitative data regarding the operational risk and control environment.

Information Security and Continuity of Business
Information security and the protection of confidential and sensitive customer data are a priority for Citigroup. Citi has implemented an Information Security Program that complies with the Gramm-Leach-Bliley Act and other regulatory guidance. The Information Security Program is reviewed and enhanced periodically to address emerging threats to customers’ information.
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
     The Citigroup Country Risk Committee is the senior forum to evaluate Citi’s total business footprint within a specific country franchise with emphasis on responses to current potential country risk events. The Committee is chaired by the Head of Global Country Risk Management and includes as its members senior risk management officers, senior regional business heads, and senior product heads. The Committee regularly reviews all risk exposures within a country, makes recommendations as to actions, and follows up to ensure appropriate accountability.

Cross-Border Risk
Cross-border risk is the risk that actions taken by a non-U.S. government may prevent the conversion of local currency into non-local currency and/ or the transfer of funds outside the country, among other risks, thereby impacting the ability of Citigroup and its customers to transact business across borders. Examples of cross-border risk include actions taken by foreign governments such as exchange controls, debt moratoria, or restrictions on the remittance of funds. These actions might restrict the transfer of funds or the ability of Citigroup to obtain payment from customers on their contractual obligations. See Note 32 to the Consolidated Financial Statements for a recent example of this risk.
     Management oversight of cross-border risk is performed through a formal review process that includes annual setting of cross-border limits and ongoing monitoring of cross-border exposures, as well as monitoring of economic conditions globally and the establishment of internal cross-border risk management policies.
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

COUNTRY AND CROSS-BORDER RISK
The table below shows all countries where total Federal Financial Institutions Examination Council (FFIEC) cross-border outstandings exceed 0.75% of total Citigroup assets:

								December 31, 2009			December 31, 2008
	Cross-Border Claims on Third Parties
					Trading	Investments
					and	in and
					short-	funding of		Total			Total
					term	local		cross-border			cross-border
In billions of dollars	Banks	Public	Private	Total	claims	franchises	(1)	outstandings	Commitments	(2)	outstandings	Commitments	(2)
France	$11.4	$10.9	$10.4	$32.7	$22.8	—		$32.7	$ 68.5		$21.4	$66.4
Germany	9.6	9.2	5.9	24.7	17.7	3.8		28.5	53.1		29.9	48.6
India	1.7	0.4	10.1	12.2	9.4	15.8		28.0	1.8		28.0	1.6
South Korea	1.1	1.4	8.0	10.5	10.3	11.6		22.1	14.4		22.0	15.7
Italy	0.9	15.9	3.0	19.8	13.6	1.9		21.7	21.2		14.7	20.2
Netherlands	7.0	5.1	8.2	20.3	13.0	—		20.3	65.7		17.7	67.4
Japan	11.2	0.1	3.4	14.7	14.1	4.1		18.8	26.3		4.3	31.8
Cayman Islands	0.2	—	16.5	16.7	15.2	—		16.7	6.1		22.1	8.2
United Kingdom	6.5	0.2	9.8	16.5	13.6	—		16.5	140.2		26.3	128.3

(1)	Included in total cross-border claims on third parties.
(2)	Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC. Effective March 31, 2006, the FFIEC revised the definition of commitments to include commitments to local residents to be funded with local currency local liabilities.

DERIVATIVES

See Note 24 to the Consolidated Financial Statements for a discussion and disclosures relate to Citigroup’s derivative activities. The following discussions relate to the Derivative Obligor Information, the Fair Valuation for Derivatives and Credit Derivatives activities.

Derivative Obligor Information
The following table presents the global derivatives portfolio by internal obligor credit rating at December 31, 2009 and 2008, as a percentage of credit exposure:

	December 31,	December 31,
	2009	2008
AAA/AA/A	68%	68%
BBB	17	20
BB/B	8	7
CCC or below	7	5
Unrated	—	—
Total	100%	100%

The following table presents the global derivatives portfolio by industry of the obligor as a percentage of credit exposure:

	December 31,	December 31,
	2009	2008
Financial institutions	64%	73%
Governments	8	7
Corporations	28	20
Total	100%	100%
Fair Valuation Adjustments for Derivatives
The fair value adjustments applied by Citigroup to its derivative carrying values consist of the following items:
  Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy (see Note 26 to the Consolidated Financial Statements for more details) to ensure that the fair value reflects the price at which the entire position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument, adjusted to take into account the size of the position.
  Credit valuation adjustments (CVA) are applied to over-the-counter derivative instruments, in which the base valuation generally discounts expected cash flows using LIBOR interest rate curves. Because not all counterparties have the same credit risk as that implied by the relevant LIBOR curve, a CVA is necessary to incorporate the market view of both counterparty credit risk and Citi’s own credit risk in the valuation.
     Citigroup CVA methodology comprises two steps. First, the exposure profile for each counterparty is determined using the terms of all individual derivative positions and a Monte Carlo simulation or other quantitative analysis to generate a series of expected cash flows at future points in time. The calculation of this exposure profile considers the effect of credit risk mitigants, including pledged cash or other collateral and any legal right of offset that exists with a counterparty through arrangements such as netting agreements. Individual derivative contracts that are subject to an enforceable master netting agreement with a counterparty are aggregated for this purpose, since it is those aggregate net cash flows that are subject to nonperformance risk. This process identifies specific, point-in-time future cash flows that are subject to nonperformance risk, rather than using the current recognized net asset or liability as a basis to measure the CVA.
     Second, market-based views of default probabilities derived from observed credit spreads in the credit default swap market are applied to the expected future cash flows determined in step one. Own-credit CVA is determined using Citi-specific CDS spreads for the relevant tenor. Generally, counterparty CVA is determined using CDS spread indices for each credit rating and tenor. For certain identified facilities where individual analysis is practicable (for example, exposures to monoline counterparties) counterparty-specific CDS spreads are used.
     The CVA adjustment is designed to incorporate a market view of the credit risk inherent in the derivative portfolio. However, most derivative instruments are negotiated bilateral contracts and are not commonly transferred to third parties. Derivative instruments are normally settled contractually, or if terminated early, are terminated at a value negotiated bilaterally between the counterparties. Therefore, the CVA (both counterparty and own-credit) may not be realized upon a settlement or termination in the normal course of business. In addition, all or a portion of the credit valuation adjustments may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of Citi or its counterparties, or changes in the credit mitigants (collateral and netting agreements) associated with the derivative instruments. Historically, Citigroup’s credit spreads have moved in tandem with general counterparty credit spreads, thus providing offsetting CVAs affecting revenue. However, in the fourth quarter of 2008, Citigroup’s credit spreads generally narrowed and counterparty credit spreads widened, each of which negatively affected revenues in 2008. During 2009, both Citigroup’s and counterparty credit spreads narrowed. The table below summarizes the CVA applied to the fair value of derivative instruments as of December 31, 2009 and 2008.

	Credit valuation adjustment
	Contra-liability (contra-asset	)
	December 31,	December 31,
In millions of dollars	2009	2008
Non-monoline counterparties	$(2,483)	$(8,266)
Citigroup (own)	1,349	3,646
Net non-monoline CVA	$(1,134)	$(4,620)
Monoline counterparties (1)	(5,580)	(4,279)
Total CVA—derivative instruments	$(6,714)	$(8,899)

(1)	Certain derivatives with monoline counterparties were terminated during 2008.

     The table below summarizes pretax gains (losses) related to changes in credit valuation adjustments on derivative instruments for the years ended December 31, 2009 and 2008:

	Credit valuation
	adjustment gain
		(loss )
In millions of dollars	2009	2008
Non-monoline counterparties	$5,783	$(6,653)
Citigroup (own)	(2,297)	2,303
Net non-monoline CVA	$3,486	$(4,350)
Monoline counterparties	(1,301)	(5,736)
Total CVA—derivative instruments	$2,185	$(10,086)
     The credit valuation adjustment amounts shown above relate solely to the derivative portfolio, and do not include:
  Own-credit adjustments for non-derivative liabilities measured at fair value under the fair value option. See Note 26 to the Consolidated Financial Statements for further information.
  The effect of counterparty credit risk embedded in non-derivative instruments. During 2008 and 2009 a range of financial instruments.
  Losses on non-derivative instruments, such as bonds and loans, related to counterparty credit risk are not included in the table above.
Credit Derivatives
Citigroup makes markets in and trades a range of credit derivatives, both on behalf of clients as well as for its own account. Through these contracts Citigroup either purchases or writes protection on either a single-name or portfolio basis. Citi uses credit derivatives to help mitigate credit risk in its corporate loan portfolio and other cash positions, to take proprietary trading positions, and to facilitate client transactions.
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

     The following tables summarize the key characteristics of Citi’s credit derivative portfolio by counterparty and derivative form as of December 31, 2009 and December 31, 2008:

2009		Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$52,383	$50,778	$872,523	$807,484
Broker-dealer	23,241	22,932	338,829	340,949
Monoline	5,860	—	10,018	33
Non-financial	339	371	13,437	13,221
Insurance and other financial institutions	10,969	8,343	98,155	52,366
Total by industry/counterparty	$92,792	$82,424	$1,332,962	$1,214,053
By instrument
Credit default swaps and options	$91,625	$81,174	$1,305,724	$1,213,208
Total return swaps and other	1,167	1,250	27,238	845
Total by instrument	$92,792	$82,424	$1,332,962	$1,214,053

2008		Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$128,042	$121,811	$996,248	$943,949
Broker-dealer	59,321	56,858	403,501	365,664
Monoline	6,886	91	9,973	139
Non-financial	4,874	2,561	5,608	7,540
Insurance and other financial institutions	29,228	22,388	180,354	125,988
Total by industry/counterparty	$228,351	$203,709	$1,595,684	$1,443,280
By instrument
Credit default swaps and options	$221,159	$203,220	$1,560,222	$1,441,375
Total return swaps and other	7,192	489	35,462	1,905
Total by instrument	$228,351	$203,709	$1,595,684	$1,443,280

     The fair values shown are prior to the application of any netting agreements, cash collateral, and market or credit value adjustments.
     Citigroup actively participates in trading a variety of credit derivatives products as both an active two-way market-maker for clients and to manage credit risk. The majority of this activity was transacted with other financial intermediaries, including both banks and broker-dealers. Citigroup generally has a mismatch between the total notional amounts of protection purchased and sold and it may hold the reference assets directly, rather than entering into offsetting credit derivative contracts as and when desired. The open risk exposures from credit derivative contracts are largely matched after certain cash positions in reference assets are considered and after notional amounts are adjusted, either to a duration-based equivalent basis or to reflect the level of subordination in tranched structures.
     Citi actively monitors its counterparty credit risk in credit derivative contracts. Approximately 85% and 88% of the gross receivables are from counterparties with which Citi maintains collateral agreements as of December 31, 2009 and 2008, respectively. A majority of Citi’s top 15 counterparties (by receivable balance owed to the company) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty rating downgrades may have an incremental effect by lowering the threshold at which Citigroup may call for additional collateral. A number of the remaining significant counterparties are monolines (which have CVA as shown above).

PENSION AND POSTRETIREMENT PLANS

Citigroup has several non-contributory defined benefit pension plans covering substantially all U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. defined benefit plan provides benefits under a cash balance formula. Employees satisfying certain age and service requirements remain covered by a prior final pay formula. Citigroup also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States.
     The following table shows the pension (benefit) expense and contributions for Citigroup’s plans:

		U.S. plans			Non-U.S. plans
In millions of dollars	2009	2008	2007	2009	2008	2007
Pension (benefit)
expense (1)	$(148)	$(160)	$179	$198	$205	$123
Company
contributions (2)	—	—	—	382	286	223

(1)	The 2008 expense includes a $23 million curtailment loss for the U.S. plans and $22 million for the non-U.S. plans recognized in the fourth quarter of 2008 relating to Citigroup’s restructuring actions.
(2)	In addition, Citigroup absorbed $11 million, $13 million and $15 million during 2009, 2008 and 2007, respectively, relating to certain investment management fees and administration costs for the U.S. plans, which are excluded from this table.

     The following table shows the combined postretirement expense and contributions for Citigroup’s U.S. and foreign plans:

	U.S. and non-U.S. plans
In millions of dollars	2009	2008	2007
Postretirement expense (1)	$109	$115	$69
Company contributions	91	103	72

(1)	The 2008 expense includes a $6 million curtailment loss related to Citigroup’s fourth quarter of 2008 restructuring actions.
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
     The expected rate of return for the U.S. pension and post-retirement plans was 7.75% at December 31, 2009, 7.75% at December 31, 2008 and 8% at December 31, 2007, reflecting the performance of the global capital markets. Actual returns in 2009 and 2008 were less than the expected returns, while actual returns in 2007 were more than the expected returns. This expected amount reflects the expected annual appreciation of the plan assets and reduces the annual pension expense of Citigroup. It is deducted from the sum of service cost, interest and other components of pension expense to arrive at the net pension (benefit) expense. Net pension (benefit) expense for the U.S. pension plans for 2009, 2008 and 2007 reflects deductions of $912, $949 million and $889 million of expected returns, respectively.

     The following table shows the expected versus actual rate of return on plan assets for the U.S. pension and postretirement plans:

	2009	2008	2007
Expected rate of return	7.75%	7.75%	8.0%
Actual rate of return (1)	(2.77)%	(5.42)%	13.2%

(1)	Actual rates of return are presented gross of fees.

     For the foreign plans, pension expense for 2009 was reduced by the expected return of $336 million, compared with the actual return of $728 million. Pension expense for 2008 and 2007 was reduced by expected returns of $487 million and $477 million, respectively. Actual returns were higher in 2007, but lower in 2008, than the expected returns in those years.

Discount Rate
The 2009 and 2008 discount rates for the U.S. pension and postretirement plans were selected by reference to a Citigroup-specific analysis using each plan’s specific cash flows and compared with the Moody’s Aa Long-Term Corporate Bond Yield for reasonableness. Citigroup’s policy is to round to the nearest tenth of a percent. Accordingly, at December 31, 2009, the discount rate was set at 5.9% for the pension plans and at 5.55% for the postretirement welfare plans.
     At December 31, 2008, the discount rate was set at 6.1% for the pension plans and 6.0% for the postretirement plans, referencing a Citigroup-specific cash flow analysis.
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
     For additional information on the pension and postretirement plans, and on discount rates used in determining pension and postretirement benefit obligations and net benefit expense for Citigroup’s plans, as well as the effects of a one-percentage-point change in the expected rates of return and the discount rates, see Note 9 to the Consolidated Financial Statements.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Note 1 to the Consolidated Financial Statements contains a summary of Citigroup’s significant accounting policies, including a discussion of recently issued accounting pronouncements. These policies, as well as estimates made by management, are integral to the presentation of the company’s financial condition. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the significant accounting policies that require management to make highly difficult, complex, or subjective judgments and estimates, at times regarding matters that are inherently uncertain and susceptible to change. Management has discussed each of these significant accounting policies, the related estimates, and its judgments with the Audit Committee of the Board of Directors. Additional information about these policies can be found in Note 1 to the Consolidated Financial Statements.

VALUATIONS OF FINANCIAL INSTRUMENTS
Citigroup holds fixed-income and equity securities, derivatives, retained interests in securitizations, investments in private equity, and other financial instruments. In addition, Citigroup purchases securities under agreements to resell and sells securities under agreements to repurchase. Citigroup holds its investments, trading assets and liabilities, and resale and repurchase agreements on the balance sheet to meet customer needs, to manage liquidity needs and interest rate risks, and for proprietary trading and private equity investing.
     Substantially all of the assets and liabilities described in the preceding paragraph are reflected at fair value on Citigroup’s balance sheet. In addition, certain loans, short-term borrowings, long-term debt and deposits as well as certain securities borrowed and loaned positions that are collateralized with cash are carried at fair value. Approximately 37.6% and 34.2% of total assets, and 16.5% and 20.4% of total liabilities, are accounted for at fair value as of December 31, 2009 and 2008, respectively.
     When available, Citi generally uses quoted market prices to determine fair value and classifies such items within Level 1 of the fair value hierarchy established under ASC 820-10, Fair Value Measurements and Disclosures (see Note 26 to the Consolidated Financial Statements). If quoted market prices are not available, fair value is based upon internally developed valuation models that use, where possible, current market-based or independently sourced market parameters, such as interest rates, currency rates, option volatilities, etc. Where a model is internally developed and used to price a significant product, it is subject to validation and testing by independent personnel. Such models are often based on a discounted cash flow analysis.
     Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.
     As seen during the second half of 2007, the credit crisis has caused some markets to become illiquid, thus reducing the availability of certain observable data used by Citigroup’s valuation techniques. This illiquidity continued through 2008 and 2009. When or if liquidity returns to these markets, the valuations will revert to using the related observable inputs in verifying internally calculated values. For additional information on Citigroup’s fair value analysis, see “Managing Global Risk” and “Balance Sheet Review.”

Recognition of Changes in Fair Value
Changes in the valuation of the trading assets and liabilities, as well as all other assets (excluding available-for-sale securities) and liabilities carried at fair value are recorded in the Consolidated Statement of Income. Changes in the valuation of available-for-sale securities, other than write-offs and credit impairments, generally are recorded in Accumulated other comprehensive income (loss) (AOCI), which is a component of Stockholders’ equity on the Consolidated Balance Sheet. A full description of Citi’s related policies and procedures can be found in Notes 1, 26, 27 and 28 to the Consolidated Financial Statements.

Evaluation of Other-than-Temporary Impairment
Citigroup’s conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. Prior to January 1, 2009 these reviews were conducted pursuant to FSP FAS 115-2 and FAS 124-2 (now ASC 320-10-35, Investments—Debt and Equity Securities: Subsequent Measurement). Any unrealized loss identified as other than temporary was recorded directly in the Consolidated Statement of Income. As of January 1, 2009, Citigroup adopted ASC 320-10. Accordingly, any credit-related impairment related to debt securities that Citi does not plan to sell and is not likely to be required to sell is recognized in the Consolidated Statement of Income, with the non-credit-related impairment recognized in AOCI. For other impaired debt securities, the entire impairment is recognized in the Consolidated Statement of Income. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for available-for-sale securities, while such losses related to held-to-maturity securities are not recorded, as these investments are carried at their amortized cost (less any other-than-temporary impairment). For securities transferred to held-to-maturity from Trading account assets, amortized cost is defined as the fair value amount of the securities at the date of transfer. For securities transferred to held-to-maturity from available-for-sale, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of interest, less any impairment recognized in earnings.
     Regardless of the classification of the securities as available-for-sale or held-to-maturity, Citi has assessed each position for credit impairment.
     For a further discussion, see Note 16 to the Consolidated Financial Statements.

Key Controls over Fair Value Measurement
Citi’s processes include a number of key controls that are designed to ensure that fair value is measured appropriately, particularly where a fair-value model is internally developed and used to price a significant product. Such controls include a model validation policy requiring that valuation models be validated by qualified personnel, independent from those who created the models and escalation procedures, to ensure that valuations using unverifiable inputs are identified and monitored on a regular basis by senior management.

CVA Methodology
ASC 820-10 requires that Citi’s own credit risk be considered in determining the market value of any Citi liability carried at fair value. These liabilities include derivative instruments as well as debt and other liabilities for which the fair value option was elected. The credit valuation adjustment (CVA) is recognized on the balance sheet as a reduction in the associated liability to arrive at the fair value (carrying value) of the liability.
     Prior to the fourth quarter of 2008, Citi had historically used its credit spreads observed in the credit default swap (CDS) market to estimate the market value of these liabilities. Beginning in September 2008, Citi’s CDS spread and credit spreads observed in the bond market (cash spreads) diverged from each other and from their historical relationship. For example, the three-year CDS spread narrowed from 315 basis points (bps) on September 30, 2008, to 202 bps on December 31, 2008, while the three-year cash spread widened from 430 bps to 490 bps over the same time period. Due to the persistence and significance of this divergence during the fourth quarter of 2008, management determined that such a pattern may not be temporary and that using cash spreads would be more relevant to the valuation of debt instruments (whether issued as liabilities or purchased as assets). Therefore, Citi changed its method of estimating the market value of liabilities for which the fair value option was elected to incorporate Citi’s cash spreads. (CDS spreads continue to be used to calculate the CVA for derivative positions.) This change in estimation methodology resulted in a $2.5 billion pretax gain recognized in earnings in the fourth quarter of 2008. Citigroup recognized a pretax gain of $4,558 million due to changes in the CVA balance in 2008.
     The table below summarizes the CVA for fair value option debt instruments, determined under each methodology as of December 31, 2008 and 2007, and the pretax gain that would have been recognized in 2008 had each methodology been used consistently during 2008 and 2007.

In millions of dollars	2008	2007
Year-end CVA reserve balance as calculated using
CDS spreads	$2,953	$888
Cash spreads	5,446	1,359
Difference (1)	$2,493	$471
Year-to-date pretax gain from the change in CVA
reserve that would have been recorded in the
income statement as calculated using
CDS spreads	$2,065	$888
Cash spreads	4,087	1,359

(1)	In changing the methodology for calculating the CVA reserve, Citi recorded the 2008 cumulative difference of $2.493 billion in December 2008, resulting in a year-to-date pretax gain of $4.558 billion recorded in the Consolidated Statement of Income.

     The CVA recognized on fair value option debt instruments was $1,220 million and $5,446 million as of December 31, 2009 and 2008, respectively. Citigroup recognized a pretax loss of $4,226 million in 2009 due to changes in the CVA balance. The pretax loss in 2009 includes a pretax adjustment of $330 million reflecting a correction of errors in the calculation of CVA for periods through December 31, 2008.
     For a further discussion, see Notes 1 and 34 to the Consolidated Financial Statements.

ALLOWANCE FOR CREDIT LOSSES
Management provides reserves for an estimate of probable losses inherent in the funded loan portfolio on the balance sheet in the form of an allowance for loan losses. These reserves are established in accordance with Citigroup’s Credit Reserve Policies, as approved by the Audit Committee of the Board of Directors. Citi’s Chief Risk Officer and Chief Financial Officer review the adequacy of the credit loss reserves each quarter with representatives from the Risk Management and Finance staffs for each applicable business area.
     During these reviews, the above-mentioned representatives covering the business area having classifiably managed portfolios (that is, portfolios where internal credit risk ratings are assigned, which are primarily ICG, Regional Consumer Banking and Local Consumer Lending) and modified consumer loans where a concession was granted due to the borrowers’ financial difficulties, and present recommended reserve balances for their funded and unfunded lending portfolios along with supporting quantitative and qualitative data. The quantitative data include:
  Estimated probable losses for nonperforming, nonhomogeneous exposures within a business line’s classifiably managed portfolio and impaired smaller-balance homogeneous loans whose terms have been modified due to the borrowers’ financial difficulties, and it was determined that a long-term concession was granted to the borrower. Consideration may be given to the following, as appropriate, when determining this estimate: (i) the present value of expected future cash flows; (ii) the borrower’s overall financial condition, resources and payment record; and (iii) the prospects for support from financially responsible guarantors or the realizable value of any collateral. When impairment is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the Provision for loan losses.
  Statistically calculated losses inherent in the classifiably managed portfolio for performing and de minimis non-performing exposures. The calculation is based upon: (i) Citigroup’s internal system of credit-risk ratings, which are analogous to the risk ratings of the major rating agencies; and (ii) historical default and loss data, including rating agency information regarding default rates from 1983 to 2008, and internal data dating to the early 1970s on severity of losses in the event of default.
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
     In addition, representatives from both the Risk Management and Finance staffs that cover business areas with delinquency-managed portfolios containing smaller homogeneous loans (primarily the noncommercial lending areas of Regional Consumer Banking) present their recommended reserve balances based upon leading credit indicators, including loan delinquencies and changes in portfolio size, as well as economic trends including housing prices, unemployment and GDP. This methodology is applied separately for each individual product within each different geographic region in which these portfolios exist.
     This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, loss recovery rates, the size and diversity of individual large credits, and the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing, among other things, are all taken into account during this review. Changes in these estimates could have a direct impact on the credit costs in any quarter and could result in a change in the allowance. Changes to the reserve flow through the Consolidated Statement of Income on the lines Provision for loan losses and Provision for unfunded lending commitments. For a further description of the loan loss reserve and related accounts, see “Managing Global Risk—Credit Risk” and Notes 1 and 18 to the Consolidated Financial Statements.

SECURITIZATIONS
Citigroup securitizes a number of different asset classes as a means of strengthening its balance sheet and accessing competitive financing rates in the market. Under these securitization programs, assets are transferred into a trust and used as collateral by the trust to obtain financing. The cash flows from assets in the trust service the corresponding trust securities. If the structure of the trust meets certain accounting guidelines, trust assets are treated as sold and are no longer reflected as assets of Citi. If these guidelines are not met, the assets continue to be recorded as Citi’s assets, with the financing activity recorded as liabilities on Citigroup’s balance sheet.
     Citigroup also assists its clients in securitizing their financial assets and packages and securitizes financial assets purchased in the financial markets. Citi may also provide administrative, asset management, underwriting, liquidity facilities and/or other services to the resulting securitization entities and may continue to service some of these financial assets.

Elimination of QSPEs and Changes in the
Consolidation Model for Variable Interest Entities
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166), that will eliminate Qualifying Special Purpose Entities (QSPEs). SFAS 166 is effective for fiscal years that begin after November 15, 2009. This change will have a significant impact on Citigroup’s Consolidated Financial Statements. Beginning January 1, 2010, Citigroup will lose sales treatment for certain future asset transfers that would have been considered sales under SFAS 140, and for certain transfers of portions of assets that do not meet the definition of participating interests.

      Simultaneously, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which details three key changes to the consolidation model. First, former QSPEs will now be included in the scope of SFAS 167. In addition, the FASB has changed the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE (known as the primary beneficiary) to a qualitative determination of which party to the VIE has “power” combined with potentially significant benefits or losses, instead of the current quantitative risks and rewards model. The entity that has power has the ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Finally, the new standard requires that the primary beneficiary analysis be re-evaluated whenever circumstances change. The current rules require reconsideration of the primary beneficiary only when specified reconsideration events occur.
     As a result of implementing these new accounting standards, Citigroup will consolidate certain of the VIEs and former QSPEs with which it currently has involvement. An ongoing evaluation of the application of these new requirements could, with the resolution of certain uncertainties, result in the identification of additional VIEs and former QSPEs, other than those presented below, needing to be consolidated. It is not currently anticipated, however, that any such newly identified VIEs and former QSPEs would have a significant impact on Citigroup’s Consolidated Financial Statements or capital position.
     In accordance with SFAS 167, Citigroup employed three approaches for consolidating all of the VIEs and former QSPEs that it consolidated as of January 1, 2010. The first approach requires initially measuring the assets, liabilities, and noncontrolling interests of the VIEs and former QSPEs at their carrying values (the amounts at which the assets, liabilities, and noncontrolling interests would have been carried in the Consolidated Financial Statements, if Citigroup had always consolidated these VIEs and former QSPEs). The second approach is to use the unpaid principal amounts, where using carrying values is not practicable. The third approach is to elect the fair value option, in which all of the financial assets and liabilities of certain designated VIEs and former QSPEs would be recorded at fair value upon adoption of SFAS 167 and continue to be marked to market thereafter, with changes in fair value reported in earnings.
     Citigroup consolidated all required VIEs and former QSPEs as of January 1, 2010 at carrying values or unpaid principal amounts, except for certain private label residential mortgage and mutual fund deferred sales commissions VIEs, for which the fair value option was elected. The following tables present the pro forma impact of adopting these new accounting standards applying these approaches.

     The pro forma impact of these changes on incremental GAAP assets and resulting risk-weighted assets for those VIEs and former QSPEs that were consolidated or deconsolidated for accounting purposes as of January 1, 2010 (based on financial information as of December 31, 2009), reflecting Citigroup’s present understanding of the new accounting requirements and immediate implementation of the recently issued final risk-based capital rules regarding SFAS 166 and SFAS 167, was as follows:

	Incremental
		Risk-
	GAAP	weighted
In billions of dollars	assets	assets	(1)
Impact of consolidation
Credit cards	$86.3	$0.8
Commercial paper conduits	28.3	13.0
Student loans	13.6	3.7
Private label consumer mortgages	4.4	1.3
Municipal tender option bonds	0.6	0.1
Collateralized loan obligations	0.5	0.5
Mutual fund deferred sales commissions	0.5	0.5
Subtotal	$134.2	$19.9
Impact of deconsolidation
Collateralized debt obligations (2)	$1.9	$3.6
Equity-linked notes (3)	1.2	0.5
Total	$137.3	$24.0

(1)	Citigroup undertook certain actions during the first and second quarters of 2009 in support of its off-balance-sheet credit card securitization vehicles. As a result of these actions, Citigroup included approximately $82 billion of incremental risk-weighted assets in its risk-based capital ratios as of March 31, 2009 and an additional approximate $900 million as of June 30, 2009. See Note 23 to the Consolidated Financial Statements.
(2)	The implementation of SFAS 167 will result in the deconsolidation of certain synthetic and cash collateralized debt obligation (CDO) VIEs that were previously consolidated under the requirements of ASC 810 (FIN 46(R)). Upon deconsolidation of these synthetic CDOs, Citigroup’s Consolidated Balance Sheet will reflect the recognition of current receivables and payables related to purchased and written credit default swaps entered into with these VIEs, which had previously been eliminated in consolidation. The deconsolidation of certain cash CDOs will have a minimal impact on GAAP assets, but will cause a sizable increase in risk-weighted assets. The impact on risk-weighted assets results from replacing, in Citigroup’s trading account, largely investment grade securities owned by these VIEs when consolidated, with Citigroup’s holdings of non-investment grade or unrated securities issued by these VIEs when deconsolidated.
(3)	Certain equity-linked note client intermediation transactions that had previously been consolidated under the requirements of ASC 810 (FIN 46 (R)) will be deconsolidated with the implementation of SFAS 167. Upon deconsolidation, Citigroup’s Consolidated Balance Sheet will reflect both the equity-linked notes issued by the VIEs and held by Citigroup as trading assets, as well as related trading liabilities in the form of prepaid equity derivatives. These trading assets and trading liabilities were formerly eliminated in consolidation.

     The preceding table reflects (i) the estimated portion of the assets of former QSPEs to which Citigroup, acting as principal, had transferred assets and received sales treatment as of December 31, 2009 (totaling approximately $712.0 billion), and (ii) the estimated assets of significant unconsolidated VIEs as of December 31, 2009 with which Citigroup is involved (totaling approximately $219.2 billion) that are required to be consolidated under the new accounting standards. Due to the variety of transaction structures and the level of Citigroup involvement in individual former QSPEs and VIEs, only a portion of the former QSPEs and VIEs with which Citi is involved are to be consolidated.
     In addition, the cumulative effect of adopting these new accounting standards as of January 1, 2010, based on financial information as of December 31, 2009, would result in an estimated aggregate after-tax charge to Retained earnings of approximately $8.3 billion, reflecting the net effect of an overall pretax charge to Retained earnings (primarily relating to the establishment of loan loss reserves and the reversal of residual interests held) of approximately $13.4 billion and the recognition of related deferred tax assets amounting to approximately $5.1 billion.
     The pro forma impact on certain of Citigroup’s regulatory capital ratios of adopting these new accounting standards (based on financial information as of December 31, 2009), reflecting immediate implementation of the recently issued final risk-based capital rules regarding SFAS 166 and SFAS 167, would be as follows:

	As of December 31, 2009
	As reported	Pro forma	Impact
Tier 1 Capital	11.67%	10.26%	(141	) bps
Total Capital	15.25%	13.82%	(143	) bps

     The actual impact of adopting the new accounting standards on January 1, 2010 could differ, as financial information changes from the December 31, 2009 estimates and as several uncertainties in the application of these new standards are resolved.

     Among these uncertainties, the FASB has proposed an indefinite deferral of the requirements of SFAS 167 for certain investment companies. Without the proposed deferral, Citi had most recently estimated that approximately $3.3 billion of assets held by investment funds managed by Citigroup would be newly consolidated upon the adoption of SFAS 167. If the proposed deferral were to be finalized as currently contemplated, Citi expects that many, if not all, of the investment vehicles managed by Citigroup would not be subject to the requirements of SFAS 167. Nevertheless, Citigroup is continuing to evaluate the potential impacts of the proposed requirements and, depending upon the eventual resolution of specific implementation matters, may be required to consolidate certain investment vehicles, the aggregate assets of which could range up to a total of approximately $1.2 billion. The effect on Citi’s regulatory capital ratios, should consolidation of any or all such noted investment vehicles be required, is not expected to be significant. The preceding tables reflect Citi’s view that none of the investment vehicles managed by Citigroup will be required to be consolidated under SFAS 167.

Proposed Changes to FDIC “Safe Harbor” Securitization Rule
As described above, FASB’s issuance of SFAS Nos. 166 and 167, effective starting in the first quarter of 2010, will result in the loss of GAAP sale treatment in certain credit card and other securitization transactions and the consolidation of the assets of such transactions into the assets of the sponsoring entity.  This development has raised concerns regarding effects under the FDIC’s current “safe harbor” securitization rule.  Under the current rule, if a securitization is accounted for as a sale for GAAP purposes and certain other conditions are satisfied, the FDIC, as conservator or receiver of an insolvent bank, will treat the transferred assets as sold and surrender any right to reclaim the assets transferred in the securitization.  If securitized assets are at risk of seizure by the FDIC in cases of conservatorship or receivership, the credit treatment of the securitized transactions would be impacted by the credit status of the sponsoring bank; for example, the highest credit rating for a securitization transaction may be limited by the credit rating of the sponsoring bank.
     On November 12, 2009, the FDIC amended its securitization rule on an interim basis so that it will continue to apply to assets transferred in securities transactions completed on or prior to March 31, 2010 if the transfers would have satisfied the conditions for GAAP sale treatment in effect for reporting periods prior to November 15, 2009.  The FDIC is currently engaged in a rulemaking process regarding this issue, and the ultimate outcome is unknown.  If Citi is unwilling or unable to meet the conditions of any final rule, the highest credit rating of securities issued in its credit card and certain other securitization transactions may be limited to its then-current rating, and Citi may engage in a reduced level of such transactions.

GOODWILL
Citigroup has recorded on its Consolidated Balance Sheet Goodwill of $25.4 billion (1.4% of assets) and $27.1 billion (1.4% of assets) at December 31, 2009 and December 31, 2008, respectively. No goodwill impairment was recorded during 2009. The December 31, 2008 balance is net of a $9.6 billion goodwill impairment charge recorded as a result of testing performed as of December 31, 2008. The impairment was composed of a $2.3 billion pretax charge ($2.0 billion after tax) related to North America Regional Consumer Banking, a $4.3 billion pretax charge ($4.1 billion after tax) related to Latin America Regional Consumer Banking, and a $3.0 billion pretax charge ($2.6 billion after tax) related to Local Consumer Lending—Other.
     The primary cause for the goodwill impairment in the above reporting units was the rapid deterioration in the financial markets as well as in the global economic outlook, particularly during the period beginning mid-November through year-end 2008. This deterioration further weakened the near-term prospects for the financial services industry. The following summary describes Citigroup’s process for accounting for goodwill and testing for impairment.
     Goodwill is allocated to the reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with the reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the value of goodwill allocated to the unit. As of December 31, 2009, Citigroup operated in three core business segments, as discussed. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.
     The changes in the organizational structure in 2009 resulted in the creation of new reporting segments. As a result, commencing with the second quarter 2009, Citi identified new reporting units as required under ASC 350, Intangibles—Goodwill and Other. Goodwill affected by the reorganization has been reassigned from 10 reporting units to nine, using a fair value approach. Subsequent to July 1, 2009, goodwill was allocated to disposals and tested for impairment under the new reporting units. The nine new reporting units, which remain unchanged at December 31, 2009, are North America Regional Consumer Banking, EMEA Regional Consumer Banking, Asia Regional Consumer Banking, LATAM Regional Consumer Banking, Securities and Banking, Transaction Services, Brokerage and Asset Management, Local Consumer Lending—Cards and Local Consumer Lending—Other.
     Under ASC 350, the goodwill impairment analysis is done in two steps. The first step requires a comparison of the fair value of the individual reporting unit to its carrying value including goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If the carrying value of the reporting unit exceeds the fair value, there is an indication of potential impairment and a second step of testing is performed to measure the amount of impairment, if any, for that reporting unit.
     When required, the second step of testing involves calculating the implied fair value of goodwill for each of the affected reporting units. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of the net assets and identifiable intangibles as if the reporting unit were being acquired. If the amount of the goodwill allocated to the reporting unit exceeds the implied fair value of the goodwill in the pro forma purchase price allocation, an impairment charge is recorded for the excess. A reorganized impairment charge subsequently cannot exceed the amount of goodwill allocated to a reporting unit and cannot be reversed even if the fair value of the reporting unit recovers.
     Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit using widely accepted valuation techniques, such as the market approach (earnings multiples and/or transaction multiples) and/or discounted cash flow methods (DCF). In applying these methodologies, Citi utilizes a number of factors, including actual operating results, future business plans, economic projections, and market data. A combination of methodologies is used and weighted appropriately for reporting units with significant adverse changes in business climate. Management may engage an independent valuation specialist to assist in Citi’s valuation process.
     Prior to 2008, Citi primarily employed the market approach for estimating fair value of the reporting units. As a result of significant adverse changes during 2008 in certain of Citigroup reporting units, and the increase in financial sector volatility primarily in the U.S., Citigroup engaged the services of an independent valuation specialist to assist in Citi’s valuation of all or a portion of the following reporting units during 2009—North America Regional Consumer Banking, Latin America Regional Consumer Banking, Securities and Banking, Local Consumer Lending—Cards and Local Consumer Lending—Other. The DCF method was incorporated to ensure reliability of results. Citi believes that the DCF method, using management projections for the selected reporting units and an appropriate risk-adjusted discount rate, is most reflective of a market participant’s view of fair values given current market conditions. For the reporting units where both methods were utilized in 2009, the resulting fair values were relatively consistent and appropriate weighting was given to outputs from both methods.

     The DCF method used at the time of each impairment test used discount rates that Citi believes adequately reflected the risk and uncertainty in the financial markets generally and specifically in the internally generated cash flow projections. The DCF method employs a capital asset pricing model in estimating the discount rate. Citi continues to value the remaining reporting units where it believes the risk of impairment to be low, using primarily the market approach.
     Citi prepares a formal three-year strategic plan for its businesses on an annual basis. These projections incorporate certain external economic projections developed at the point in time the strategic plan is developed. For the purpose of performing any impairment test, the three-year forecast is updated by Citi to reflect current economic conditions as of the testing date. Citi used updated long-range financial forecasts as a basis for its interim goodwill impairment test performed as of April 1, 2009 and its annual goodwill impairment test performed as of July 1, 2009 (as discussed below). The 2009 Strategic Plan incorporating the most current market outlook was the basis for the interim impairment test as of November 30, 2009 (as discussed below).
     As discussed above, management tests goodwill for impairment annually as of July 1. The results of the July 1, 2009 test validated that the fair values exceeded the carrying values for all reporting units. Citi is also required to test goodwill for impairment whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate, a decision to sell or dispose of all or a significant portion of a reporting unit, or a significant decline in Citi’s stock price. Implementation of the new organizational structure as of the second quarter of 2009 resulted in the performance of an interim goodwill impairment test and reallocation of goodwill among new reporting units as of April 1, 2009. An interim goodwill impairment test for Citigroup was performed for both the pre-reorganization reporting units and the post-reorganization reporting units as of April 1, 2009. Results of the test indicated no goodwill impairment for any of the pre- or post-reorganization reporting units. Based on negative macro-economic and industry-specific factors, Citigroup performed an additional impairment test for its Local Consumer Lending—Cards reporting unit as of November 30, 2009. The test validated that the fair value of the reporting unit was in excess of the associated carrying value and, therefore, that there was no indication of goodwill impairment.
     Since none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to Citigroup’s stock price. The sum of the fair values of the reporting units significantly exceeds the overall market capitalization of Citi.

However, Citi believes that it is not meaningful to reconcile the sum of the fair values of the Company’s reporting units to its market capitalization due to several factors. These factors, which do not directly impact the individual reporting unit fair values, include the significant economic stake and influence held by the U.S. government in Citi. In addition, the market capitalization of Citigroup reflects the execution risk in a transaction involving Citigroup due to its size. However, the individual reporting units’ fair values are not subject to the same level of execution risk or a business model that is perceived to be complex.
     While no impairment was noted in step one of Citigroup’s Local Consumer Lending—Cards reporting unit impairment test at November 30, 2009, goodwill present in that reporting unit may be particularly sensitive to further deterioration in economic conditions. Under the market approach for valuing this reporting unit, the earnings multiples and transaction multiples were selected from multiples obtained using data from guideline companies and acquisitions. The selection of the actual multiple considers operating performance and financial condition such as return on equity and net income growth of Local Consumer Lending—Cards as compared to the guideline companies and acquisitions. For the valuation under the income approach, Citi utilized a discount rate that it believes reflects the risk and uncertainty related to the projected cash flows, and selected 2012 as the terminal year.
     Small deterioration in the assumptions used in the valuations, in particular the discount-rate and growth-rate assumptions used in the net income projections, could significantly affect Citigroup’s impairment evaluation and, hence, results. If the future were to differ adversely from management’s best estimate of key economic assumptions, and associated cash flows were to decrease by a small margin, Citi could potentially experience future material impairment charges with respect to $4,683 million of goodwill remaining in our Local Consumer Lending—Cards reporting unit. Any such charges, by themselves, would not negatively affect Citi’s Tier 1 and Total Capital regulatory ratios, or Tier 1 Common ratio, its Tangible Common Equity or Citi’s liquidity position.

INCOME TAXES
Citigroup is subject to the income tax laws of the U.S., its states and local municipalities, and the foreign jurisdictions in which Citi operates. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, Citi must make judgments and interpretations about the application of these inherently complex tax laws. Citi must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.
     Disputes over interpretations of the tax laws may be subject to review / adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon audit. Deferred taxes are recorded for the future consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets (DTAs) are recognized subject to management’s judgment that realization is more likely than not.
     Although realization is not assured, Citi believes that the realization of the recognized net deferred tax asset of $46.1 billion at December 31, 2009 is more likely than not based on expectations as to future taxable income in the jurisdictions in which the DTAs arise, and based on available tax planning strategies as defined in ASC 740 that could be implemented if necessary to prevent a carryforward from expiring.
     The following table summarizes Citi’s DTA balance at December 31, 2009 and 2008:

Jurisdiction/Component
	DTA balance	DTA balance
In billions of dollars	December 31, 2009	December 31, 2008
U.S. Federal
Net operating loss (NOL)	$5.1	$4.6
Foreign tax credit (FTC)	12.0	10.5
General business credit (GBC)	1.2	0.6
Future tax deductions and credits	17.5	19.9
Other	0.5	0.9
Total U.S. federal	$36.3	$36.5
State and local
New York NOLs	$0.9	$1.2
Other State NOLs	0.4	0.4
Future tax deductions	3.0	2.7
Total State and local	$4.3	$4.3
Foreign
APB 23 subsidiary NOLs	0.7	0.2
Non-APB 23 subsidiary NOLs	0.4	0.9
Future tax deductions	4.4	2.6
Total foreign	$5.5	$3.7
Total	$46.1	$44.5

     Included in the net U.S. federal DTA of $36.3 billion are deferred tax liabilities of $5 billion that will reverse in the relevant carryforward period and may be used to support the DTA and $0.5 billion in compensation deductions that reduced additional paid-in capital in January 2010 and for which no adjustment to such DTA is permitted at December 31, 2009, because the related stock compensation was not yet deductible to Citi. Included in Citi’s overall net DTA of $46.1 billion are $25 billion of future tax deductions and credits that arose largely due to timing differences between the recognition of income for GAAP and tax and represent net deductions and credits that have not yet been taken on a tax return. The most significant source of these timing differences is the loan loss reserve build, which accounts for approximately $15 billion of the net DTA.  In general, Citi would need to generate approximately $86 billion of taxable income during the respective carryforward periods to fully realize its U.S. federal, state and local DTAs.
     As a result of the recent losses incurred, Citi is in a three-year cumulative pretax loss position at December 31, 2009. A cumulative loss position is considered significant negative evidence in assessing the realizability of a DTA. Citi has concluded that there is sufficient positive evidence to overcome this negative evidence. The positive evidence includes two means by which Citi is able to fully realize its DTA. First, Citi forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies, even under stressed scenarios. Secondly, Citi has sufficient tax planning strategies, including potential sales of businesses and assets, in which it could realize the excess of appreciated value over the tax basis of its assets, in an amount sufficient to fully realize its DTA. The amount of the DTA considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
     Based upon the foregoing discussion, as well as tax planning opportunities and other factors discussed below, the U.S. federal and New York State and City net operating loss carryforward period of 20 years provides enough time to utilize the DTAs pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.

     The U.S. foreign tax credit carryforward period is 10 years. In addition, utilization of foreign tax credits in any year is restricted to 35% of foreign source taxable income in that year. Further, overall domestic losses that Citi has incurred of approximately $45 billion are allowed to be reclassified as foreign source income to the extent of 50% of domestic source income produced in subsequent years, and such resulting foreign source income is in fact sufficient to cover the foreign tax credits being carried forward. As such, the foreign source taxable income limitation will not be an impediment to the foreign tax credit carryforward usage as long as Citi can generate sufficient domestic taxable income within the 10-year carryforward period.
     Regarding the estimate of future taxable income, Citi has projected its pretax earnings, predominantly based upon the “core” businesses that Citi intends to conduct going forward. These “core” businesses have produced steady and strong earnings in the past. During 2008 and 2009, the “core” businesses were negatively affected by the large increase in consumer credit losses during this sharp downturn in the economic cycle. Citigroup has already taken steps to reduce its cost structure. Taking these items into account, Citi is projecting that it will generate sufficient pretax earnings within the 10-year carryforward period alluded to above to be able to fully utilize the foreign tax credit carryforward, in addition to any foreign tax credits produced in such period.
     Citi has also examined tax planning strategies available to it in accordance with ASC 740 that would be employed, if necessary, to prevent a carryforward from expiring. These strategies include repatriating low-taxed foreign earnings for which an assertion that the earnings have been indefinitely reinvested has not been made, accelerating taxable income into or deferring deductions out of the latter years of the carryforward period with reversals to occur after the carryforward period (e.g., selling appreciated intangible assets and electing straight-line depreciation), holding onto available-for-sale debt securities with losses until they mature and selling certain assets that produce tax-exempt income, while purchasing assets that produce fully taxable income. In addition, the sale or restructuring of certain businesses can produce significant taxable income within the relevant carryforward periods.
     Citi’s ability to utilize its deferred tax assets to offset future taxable income may be significantly limited if Citi experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in Citi’s ownership by “5% shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period.

     The common stock issued pursuant to the exchange offers in July 2009 and the common stock  and tangible equity units issued in December 2009 as part of Citigroup’s TARP repayment did not result in an ownership change under the Code. However, these common stock issuances have materially increased the risk that Citigroup will experience  an ownership change in the future. On June 9, 2009, the Board of Directors of Citigroup adopted a tax benefits preservation plan (the “Plan”). This Plan is subject to the shareholders’ approval at the 2010 Annual Meeting. The purpose of the Plan is to minimize the likelihood of an ownership change occurring for Section 382 purposes. Despite adoption of the Plan, future transactions in our stock that may not be in our control may cause Citi to experience an ownership change and thus limit Citi’s ability to utilize its deferred tax asset as well as cause a reduction in its TCE and stockholders’ equity.
     Approximately $15 billion of the net DTA is included in Tier 1 Common and Tier 1 Capital.
     See Note 11 to the Consolidated Financial Statements for a further description of Citi’s tax provision and related income tax assets and liabilities.

LEGAL RESERVES
See the discussions under “Legal Proceedings” and in Note 30 to the Consolidated Financial Statements for information regarding Citi’s policies on establishing reserves for legal and regulatory claims.

ACCOUNTING CHANGES AND FUTURE
APPLICATION OF ACCOUNTING STANDARDS
See Note 1 to the Consolidated Financial Statements for a discussion of “Accounting Changes” and the “Future Application of Accounting Standards.”

FORWARD-LOOKING INFORMATION

Certain statements in this Form 10-K, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, forward-looking statements are not based on historical facts but instead represent only Citigroup’s and management's beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, and similar expressions, or future or conditional verbs such as will, should, would and could.
     Such statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those included in these statements due to a variety of factors, including but not limited to the factors listed and described under “Risk Factors” in this Form 10-K and those factors described below:
  the impact of the economic recession and disruptions in the global financial markets on Citi’s business and results of operations;
  the impact of previously enacted and potential future legislation on Citi’s business practices, costs of operations or otherwise (including without limitation the CARD Act);
  Citi’s participation in U.S. government programs to modify first and second lien mortgage loans, as well  as Citi’s own loss mitigation and forbearance programs, and their effect on the amount and timing of Citi’s earnings and credit losses related to those loans;
  the expiration of a provision of the U.S. tax law allowing Citi to defer U.S. taxes on certain active financial services income and its effect on Citi’s tax expense;
  risks arising from Citi’s extensive operations outside the U.S.;
  potential reduction in earnings available to Citi’s common stockholders and return on Citi’s equity due to future issuances of Citi common stock and preferred stock;
  the effect of the U.S. Treasury’s sale of its stake in Citi on the market price of Citi common stock;
  an “ownership change” under the Internal Revenue Code and its effect on on Citi’s ability to utilize its deferred tax assets to offset future taxable income;
  the impact of increases in FDIC insurance premiums and other proposed fees on banks on Citi’s earnings;
  Citi’s ability to hire and retain qualified employees;
  Citi’s ability to maintain the value of the Citi brand;
  Citi’s ability to maintain sufficient capitalization consistent with its risk profile and robust relative to future capital requirements;
  Citi’s continuing ability to obtain financing from external sources and maintain adequate liquidity;
  reduction in Citi’s or its subsidiaries’ credit ratings and its effect on the cost of funding from, and access to, the capital markets;
  market disruptions and their impact on the risk of customer or counterparty delinquency or default;
  failure to realize all of the anticipated benefits of the realignment of Citi’s business;
  volatile and illiquid market conditions, which could lead to further write-downs of Citi’s financial instruments;
  the elimination of QSPEs from the guidance in SFAS 140 and changes in FIN 46(R) and its impact on Citi’s Consolidated Financial Statements;
  the accuracy of Citi’s assumptions and estimates used to prepare its financial statements;
  changes in accounting standards and its impact on how Citi records and reports its financial condition and results of operations;
  the effectiveness of Citi’s risk management processes and strategies;
  the exposure of Citi to reputational damage and significant legal and regulatory liability as a member of the financial services industry; and
  a failure in Citi’s operational systems or infrastructure, or those of third parties.

CONTROLS AND PROCEDURES

Disclosure
Citigroup’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Citi’s Disclosure Committee is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for Citi’s external disclosures.
     Citigroup’s management, with the participation of the company’s CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

Financial Reporting
There were no changes in Citigroup’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, Citi’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Citigroup is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Citigroup’s internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective and to monitor performance, including performance of internal control procedures.
     Citigroup management assessed the effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, Citigroup’s internal control over financial reporting is effective.
     The effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, Citigroup’s independent registered public accounting firm, as stated in their report below, which expressed an unqualified opinion on the effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Citigroup Inc.:

We have audited Citigroup Inc. and subsidiaries’ (the “Company” or “Citigroup”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Citigroup maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citigroup as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Citigroup Inc.:

We have audited the accompanying consolidated balance sheets of Citigroup Inc. and subsidiaries (the “Company” or “Citigroup”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, and the financial position of Citibank, N.A. and subsidiaries as of December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, in 2009, the Company changed its method of accounting for other-than-temporary impairments on investment securities, business combinations, noncontrolling interests in subsidiaries, and earnings per share.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citigroup’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 26, 2010

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME	Citigroup Inc. and Subsidiaries

	Year ended December 31
In millions of dollars, except per-share amounts	2009	2008	2007
Revenues
Interest revenue	$76,635	$106,499	$121,347
Interest expense	27,721	52,750	75,958
Net interest revenue	$48,914	$53,749	$45,389
Commissions and fees	$17,116	$10,366	$20,068
Principal transactions	3,932	(22,601)	(12,347)
Administration and other fiduciary fees	5,195	8,222	8,860
Realized gains (losses) on sales of investments	1,996	679	1,168
Other than temporary impairment losses on investments (1)
Gross impairment losses	(7,262)	(2,740)	—
Less: Impairments recognized in OCI	4,356	—	—
Net impairment losses recognized in earnings (1)	$(2,906)	$(2,740)	$—
Insurance premiums	$3,020	$3,221	$3,062
Other revenue	3,018	703	11,100
Total non-interest revenues	$31,371	$(2,150)	$31,911
Total revenues, net of interest expense	$80,285	$51,599	$77,300
Provisions for credit losses and for benefits and claims
Provision for loan losses	$38,760	$33,674	$16,832
Policyholder benefits and claims	1,258	1,403	935
Provision for unfunded lending commitments	244	(363)	150
Total provisions for credit losses and for benefits and claims	$40,262	$34,714	$17,917
Operating expenses
Compensation and benefits	$24,987	$31,096	$32,705
Premises and equipment	4,339	5,317	4,837
Technology/communication	4,573	5,993	5,620
Advertising and marketing	1,415	2,188	2,729
Restructuring	(113)	1,550	1,528
Other operating	12,621	23,096	11,318
Total operating expenses	$47,822	$69,240	$58,737
Income (loss) from continuing operations before income taxes	$(7,799)	$(52,355)	$646
Provision (benefit) for income taxes	(6,733)	(20,326)	(2,546)
Income (loss) from continuing operations	$(1,066)	$(32,029)	$3,192
Discontinued operations
Income (loss) from discontinued operations	$(653)	$784	$1,052
Gain on sale	102	3,139	—
Provision (benefit) for income taxes	(106)	(79)	344
Income (loss) from discontinued operations, net of taxes	$(445)	$4,002	$708
Net income (loss) before attribution of noncontrolling interests	$(1,511)	$(28,027)	$3,900
Net income (loss) attributable to noncontrolling interests	95	(343)	283
Citigroup’s net income (loss)	$(1,606)	$(27,684)	$3,617
Basic earnings per share (2)
Income (loss) from continuing operations	$(0.76)	$(6.39)	$0.53
Income (loss) from discontinued operations, net of taxes	(0.04)	0.76	0.15
Net income (loss)	$(0.80)	$(5.63)	$0.68
Weighted average common shares outstanding	11,568.3	5,265.4	4,905.8
Diluted earnings per share (2)
Income (loss) from continuing operations	$(0.76)	$(6.39)	$0.53
Income (loss) from discontinued operations, net of taxes	(0.04)	0.76	0.14
Net income (loss)	$(0.80)	$(5.63)	$0.67
Adjusted weighted average common shares outstanding	12,099.0	5,768.9	4,924.0

(1)	As of January 1, 2009, the Company adopted ASC 320-10-65, Investments—Debt and Equity Securities. The Company disclosed comparable information with the prior year in its 2009 periodic reports. This accounting change was not applicable to 2007 and, accordingly, 2007 information is not disclosed above.
(2)	The Diluted EPS calculation for 2009 and 2008 utilizes Basic shares and Income available to common shareholders (Basic) due to the negative Income available to common shareholders. Using actual Diluted shares and Income available to common shareholders (Diluted) would result in anti-dilution.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries

		December 31
In millions of dollars, except shares	2009	2008
Assets
Cash and due from banks (including segregated cash and other deposits)	$25,472	$29,253
Deposits with banks	167,414	170,331
Federal funds sold and securities borrowed or purchased under agreements to resell (including $87,837
and $70,305 as of December 31, 2009 and December 31, 2008, respectively, at fair value)	222,022	184,133
Brokerage receivables	33,634	44,278
Trading account assets (including $111,219 and $148,703 pledged to creditors at December 31, 2009 and December 31, 2008, respectively)	342,773	377,635
Investments (including $15,154 and $14,875 pledged to creditors at December 31, 2009
and December 31, 2008, respectively and $246,429 and $184,451 at December 31, 2009 and December 31, 2008, respectively, at fair value)	306,119	256,020
Loans, net of unearned income
Consumer (including $34 and $36 at fair value as of December 31, 2009 and December 31, 2008, respectively)	424,057	481,387
Corporate (including $1,405 and $2,696 at December 31, 2009 and December 31, 2008, respectively, at fair value)	167,447	212,829
Loans, net of unearned income	$591,504	$694,216
Allowance for loan losses	(36,033)	(29,616)
Total loans, net	$555,471	$664,600
Goodwill	25,392	27,132
Intangible assets (other than MSRs)	8,714	14,159
Mortgage servicing rights (MSRs)	6,530	5,657
Other assets (including $12,664 and $21,372 as of December 31, 2009 and December 31, 2008 respectively, at fair value)	163,105	165,272
Total assets	$1,856,646	$1,938,470
Liabilities
Non-interest-bearing deposits in U.S. offices	$71,325	$55,485
Interest-bearing deposits in U.S. offices (including $700 and $1,335 at December 31, 2009 and December 31, 2008, respectively, at fair value)	232,093	234,491
Non-interest-bearing deposits in offices outside the U.S.	44,904	37,412
Interest-bearing deposits in offices outside the U.S. (including $845 and $1,271 at December 31, 2009
and December 31, 2008, respectively, at fair value)	487,581	446,797
Total deposits	$835,903	$774,185
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $104,030
and $138,866 as of December 31, 2009 and December 31, 2008, respectively, at fair value)	154,281	205,293
Brokerage payables	60,846	70,916
Trading account liabilities	137,512	165,800
Short-term borrowings (including $639 and $17,607 at December 31, 2009 and December 31, 2008, respectively, at fair value)	68,879	126,691
Long-term debt (including $25,942 and $27,263 at December 31, 2009 and December 31, 2008, respectively, at fair value)	364,019	359,593
Other liabilities (including $11,542 and $13,567 as of December 31, 2009 and December 31, 2008, respectively, at fair value)	80,233	91,970
Total liabilities	$1,701,673	$1,794,448
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 12,038 at December 31, 2009, at aggregate liquidation value	$312	$70,664
Common stock ($0.01 par value; authorized shares: 60 billion), issued shares: 28,626,100,389 at December 31, 2009
and 5,671,743,807 at December 31, 2008	286	57
Additional paid-in capital	98,142	19,165
Retained earnings	77,440	86,521
Treasury stock, at cost: 2009—142,833,099 shares and 2008—221,675,719 shares	(4,543)	(9,582)
Accumulated other comprehensive income (loss)	(18,937)	(25,195)
Total Citigroup stockholders’ equity	$152,700	$141,630
Noncontrolling interest	2,273	2,392
Total equity	$154,973	$144,022
Total liabilities and equity	$1,856,646	$1,938,470

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries

				Year ended December 31
			Amounts			Shares
In millions of dollars, except shares in thousands	2009	2008	2007	2009	2008	2007
Preferred stock at aggregate liquidation value
Balance, beginning of year	$70,664	$—	$1,000	829	—	4,000
Redemption or retirement of preferred stock	(74,005)	—	(1,000)	(824)	—	(4,000)
Issuance of new preferred stock	3,530	70,627	—	7	829	—
Preferred stock Series H discount accretion	123	37	—	—	—	—
Balance, end of year	$312	$70,664	$—	12	829	—
Common stock and additional paid-in capital
Balance, beginning of year	$19,222	$18,062	$18,308	5,671,744	5,477,416	5,477,416
Employee benefit plans	(4,395)	(1,921)	455	—	—	—
Issuance of new common stock	—	4,911	—	—	194,328	—
Conversion of preferred stock to common stock	61,963	—	—	17,372,588	—	—
Reset of convertible preferred stock conversion price	1,285	—	—	—	—	—
Issuance of shares and T-DECs for TARP repayment	20,298	—	—	5,581,768	—	—
Issuance of shares for Nikko Cordial acquisition	—	(3,500)	—	—	—	—
Issuance of TARP-related warrants	88	1,797	—	—	—	—
Issuance of shares for Grupo Cuscatlán acquisition	—	—	118	—	—	—
Issuance of shares for ATD acquisition	—	—	74	—	—	—
Present value of stock purchase contract payments	—	—	(888)	—	—	—
Other	(33)	(127)	(5)	—	—	—
Balance, end of year	$98,428	$19,222	$18,062	28,626,100	5,671,744	5,477,416
Retained earnings
Balance, beginning of year	$86,521	$121,769	$129,116
Adjustment to opening balance, net of taxes (1) (2)	413	—	(186)
Adjusted balance, beginning of period	$86,934	$121,769	$128,930
Net income (loss)	(1,606)	(27,684)	3,617
Common dividends (3)	(36)	(6,050)	(10,733)
Preferred dividends	(3,202)	(1,477)	(45)
Preferred stock Series H discount accretion	(123)	(37)	—
Reset of convertible preferred stock conversion price	(1,285)	—	—
Conversion of preferred stock to common stock	(3,242)	—	—
Balance, end of year	$77,440	$86,521	$121,769
Treasury stock, at cost
Balance, beginning of year	$(9,582)	$(21,724)	$(25,092)	(221,676)	(482,835)	(565,422)
Issuance of shares pursuant to employee benefit plans	5,020	4,270	2,853	79,247	84,724	68,839
Treasury stock acquired (4)	(3)	(7)	(663)	(971)	(343)	(12,463)
Issuance of shares for Nikko acquisition	—	7,858	—	—	174,653	—
Issuance of shares for Grupo Cuscatlán acquisition	—	—	637	—	—	14,192
Issuance of shares for ATD acquisition	—	—	503	—	—	11,172
Other	22	21	38	567	2,125	847
Balance, end of year	$(4,543)	$(9,582)	$(21,724)	(142,833)	(221,676)	(482,835)

(Statement continues on next page)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(Continued)

				Year ended December 31
			Amounts			Shares
In millions of dollars, except shares in thousands	2009	2008	2007	2009	2008	2007
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(25,195)	$(4,660)	$(3,700)
Adjustment to opening balance, net of taxes (1)(5)	(413)	—	149
Adjusted balance, beginning of period	$(25,608)	$(4,660)	$(3,551)
Net change in unrealized gains and losses on investment securities, net of taxes	5,713	(10,118)	(621)
Net change in cash flow hedges, net of taxes	2,007	(2,026)	(3,102)
Net change in foreign currency translation adjustment, net of taxes	(203)	(6,972)	2,024
Pension liability adjustment, net of taxes (6)	(846)	(1,419)	590
Net change in Accumulated other comprehensive income (loss)	$6,671	$(20,535)	$(1,109)
Balance, end of year	$(18,937)	$(25,195)	$(4,660)
Total Citigroup common stockholders’ equity and common shares
outstanding	$152,388	$70,966	$113,447	28,483,267	5,450,068	4,994,581
Total Citigroup stockholders’ equity	$152,700	$141,630	$113,447
Noncontrolling interest
Balance, beginning of period	$2,392	$5,308	$2,713
Initial origination of a noncontrolling interest	285	1,409	2,814
Transactions between noncontrolling interest shareholders and the related
consolidating subsidiary	(134)	(2,348)	(573)
Transactions between Citigroup and the noncontrolling-interest shareholders	(354)	(1,207)	(160)
Net income attributable to noncontrolling-interest shareholders	95	(343)	283
Dividends paid to noncontrolling–interest shareholders	(17)	(168)	(226)
Accumulated other comprehensive income—net change in unrealized gains and
losses on investment securities, net of tax	5	3	(10)
Accumulated other comprehensive income—net change in FX translation
adjustment, net of tax	39	(167)	140
All other	(38)	(95)	327
Net change in noncontrolling interests	$(119)	$(2,916)	$2,595
Balance, end of period	$2,273	$2,392	$5,308
Total equity	$154,973	$144,022	$118,755
Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interests	$(1,511)	$(28,027)	$3,900
Net change in Accumulated other comprehensive income (loss)	6,715	(20,699)	(979)
Total comprehensive income (loss)	$5,204	$(48,726)	$2,921
Comprehensive income (loss) attributable to the noncontrolling interests	$139	$(507)	$413
Comprehensive income (loss) attributable to Citigroup	$5,065	$(48,219)	$2,508

(1)	The adjustment to the opening balances for Retained earnings and Accumulated other comprehensive income (loss) represents the cumulative effect of initially adopting ASC 320-10-35-34, Investments—Debt and Equity securities: Recognition of an Other-Than-Temporary Impairment (formerly FSP FAS 115-2 and FAS 124-2).
(2)	The adjustment to the opening balance of Retained earnings in 2007 represents the total of the after-tax gain (loss) amounts for the adoption of the following accounting pronouncements:
• ASC 820, Fair Value Measurements and Disclosures (SFAS 157) for $75 million,
• ASC 825-10-05, Financial Instruments—Fair Value Option (SFAS 159) for $(99) million,
• ASC 840, Leases (FSP 13-2) for $(148) million, and
• ASC 740, Income Taxes (FIN 48) for $(14) million.
See Notes 1, 26 and 27 to the Consolidated Financial Statements.
(3)	Common dividends declared were as follows: $0.01 per share in the first quarter of 2009, $0.32 per share in the first, second and third quarters of 2008, $0.16 in the fourth quarter of 2008; $0.54 per share in the first, second, third and fourth quarters of 2007.
(4)	All open market repurchases were transacted under an existing authorized share repurchase plan and relate to customer fails/errors.
(5)	The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) represents the reclassification of the unrealized gains (losses) related to the Legg Mason securities as well as several miscellaneous items previously reported. The related unrealized gains and losses were reclassified to Retained earnings upon the adoption of the fair value option. See Notes 1, 26 and 27 to the Consolidated Financial Statements for further discussion.
(6)	In 2009, reflects decreased return on assets for the U.S. plan. In 2008, reflects decreased fair value of plan assets and a lower discount rate, which increased the PBO (Projected Benefit Obligation). In 2007, reflects changes in the funded status of the Company’s pension and postretirement plans.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries

	Year ended December 31
In millions of dollars	2009	2008	2007
Cash flows from operating activities of continuing operations
Net income (loss) before attribution of noncontrolling interests	$(1,511)	$(28,027)	$3,900
Net income (loss) attributable to noncontrolling interests	95	(343)	283
Citigroup’s net income (loss)	$(1,606)	$(27,684)	$3,617
Income (loss) from discontinued operations, net of taxes	(402)	1,070	708
Gain (loss) on sale, net of taxes	(43)	2,932	—
Income (loss) from continuing operations—excluding noncontrolling interests	$(1,161)	$(31,686)	$2,909
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	$434	$206	$369
Additions to deferred policy acquisition costs	(461)	(397)	(482)
Depreciation and amortization	2,853	2,466	2,421
Deferred tax benefit	(7,709)	(20,535)	(3,927)
Provision for credit losses	39,004	33,311	16,982
Change in trading account assets	25,864	123,845	(62,798)
Change in trading account liabilities	(25,382)	(14,604)	20,893
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(43,726)	89,933	38,143
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	(47,669)	(98,950)	(56,983)
Change in brokerage receivables net of brokerage payables	1,847	(954)	(15,529)
Realized gains from sales of investments	(1,996)	(679)	(1,168)
Change in loans held-for-sale	(1,711)	29,009	(30,649)
Other, net	4,094	(14,445)	18,268
Total adjustments	$(54,558)	$128,206	$(74,460)
Net cash (used in) provided by operating activities of continuing operations	$(55,719)	$96,520	$(71,551)
Cash flows from investing activities of continuing operations
Change in deposits with banks	$2,519	$(100,965)	$(17,216)
Change in loans	(148,651)	(270,521)	(361,934)
Proceeds from sales and securitizations of loans	241,367	313,808	273,464
Purchases of investments	(281,115)	(344,336)	(274,426)
Proceeds from sales of investments	85,395	93,666	211,753
Proceeds from maturities of investments	133,614	209,312	121,346
Capital expenditures on premises and equipment	(1,146)	(2,541)	(4,003)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	6,303	23,966	4,253
Business acquisitions	—	—	(15,614)
Net cash provided by (used in) investing activities of continuing operations	$38,286	$(77,611)	$(62,377)
Cash flows from financing activities of continuing operations
Dividends paid	$(3,237)	$(7,526)	$(10,778)
Issuance of common stock	17,514	6,864	1,060
Issuances (redemptions) of preferred stock, net	—	70,626	(1,000)
Issuances of T-DECs - APIC	2,784	—	—
Treasury stock acquired	(3)	(7)	(663)
Stock tendered for payment of withholding taxes	(120)	(400)	(951)
Issuance of long-term debt	110,088	90,414	118,496
Payments and redemptions of long-term debt	(123,743)	(132,901)	(65,517)
Change in deposits	61,718	(37,811)	93,422
Change in short-term borrowings	(51,995)	(13,796)	10,425
Net cash provided by (used in) financing activities of continuing operations	$13,006	$(24,537)	$144,494
Effect of exchange rate changes on cash and cash equivalents	$632	$(2,948)	$1,005
Discontinued operations
Net cash provided by (used in) discontinued operations	$14	$(377)	$121
Change in cash and due from banks	$(3,781)	$(8,953)	$11,692
Cash and due from banks at beginning of period	29,253	38,206	26,514
Cash and due from banks at end of period	$25,472	$29,253	$38,206
Supplemental disclosure of cash flow information for continuing operations
Cash (received) paid during the year for income taxes	$(289)	$3,170	$5,923
Cash paid during the year for interest	$28,389	$55,678	$72,732
Non-cash investing activities
Transfers to repossessed assets	$2,880	$3,439	$2,287
Transfers to investments (held-to-maturity) from trading account assets	—	33,258	—
Transfers to investments (available-for-sale) from trading account assets	—	4,654	—
Transfers to loans held for investment (loans) from loans held-for-sale	—	$15,891	—

See Notes to the Consolidated Financial Statements.

CITIBANK CONSOLIDATED BALANCE SHEET	Citibank, N.A. and Subsidiaries

		December 31
In millions of dollars, except shares	2009	2008
Assets
Cash and due from banks	$20,246	$22,107
Deposits with banks	154,372	156,774
Federal funds sold and securities purchased under agreements to resell	31,434	41,613
Trading account assets (including $914 and $12,092 pledged to creditors at December 31, 2009 and December 31, 2008, respectively)	156,380	197,052
Investments (including $3,849 and $3,028 pledged to creditors at December 31, 2009 and December 31, 2008, respectively)	233,086	165,914
Loans, net of unearned income	477,974	555,198
Allowance for loan losses	(22,685)	(18,273)
Total loans, net	$455,289	$536,925
Goodwill	10,200	10,148
Intangible assets	8,243	7,689
Premises and equipment, net	4,832	5,331
Interest and fees receivable	6,840	7,171
Other assets	80,439	76,316
Total assets	$1,161,361	$1,227,040
Liabilities
Non-interest-bearing deposits in U.S. offices	$76,729	$55,223
Interest-bearing deposits in U.S. offices	176,149	185,322
Non-interest-bearing deposits in offices outside the U.S.	39,414	33,769
Interest-bearing deposits in offices outside the U.S.	479,350	480,984
Total deposits	$771,642	$755,298
Trading account liabilities	52,010	108,921
Purchased funds and other borrowings	89,503	116,333
Accrued taxes and other expenses	9,046	8,192
Long-term debt and subordinated notes	82,086	113,381
Other liabilities	39,181	42,475
Total liabilities	$1,043,468	$1,144,600
Citibank stockholder’s equity
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	$751	$751
Surplus	107,923	74,767
Retained earnings	19,457	21,735
Accumulated other comprehensive income (loss) (1)	(11,532)	(15,895)
Total Citibank stockholder’s equity	$116,599	$81,358
Noncontrolling interest	1,294	1,082
Total equity	$117,893	$82,440
Total liabilities and equity	$1,161,361	$1,227,040

(1)	Amounts at December 31, 2009 and December 31, 2008 include the after-tax amounts for net unrealized gains (losses) on investment securities of $(4.735) billion and $(8.008) billion, respectively, for foreign currency translation of $(3.255) billion and $(3.964) billion, respectively, for cash flow hedges of $(2.367) billion and $(3.247) billion, respectively, and for pension liability adjustments of $(1.175) billion and $(676) million, respectively.

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries (the Company). The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries, or investments accounted for at fair value under the fair value option, are accounted for under the equity method, and the pro rata share of their income (loss) is included in Other revenue. Income from investments in less than 20%-owned companies is recognized when dividends are received. As discussed below, Citigroup consolidates entities deemed to be variable-interest entities when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings, and other investments and charges for management’s estimate of impairment in their value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in Other revenue.
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
    The Company includes a balance sheet and statement of changes in stockholder’s equity for Citibank, N.A. to provide information about this entity to shareholders and international regulatory agencies. (See Note 31 to the Consolidated Financial Statements for further discussion.)

Variable Interest Entities
An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC 810, Consolidation (formerly FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) (FIN 46(R)), which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity.
    In addition, a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.
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
    All other entities not deemed to be VIEs with which the Company has involvement are evaluated for consolidation under other subtopics of ASC 810 (formerly Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, and EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”)

Foreign Currency Translation
Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using year-end spot foreign-exchange rates. Revenues and expenses are translated monthly at amounts that approximate weighted average exchange rates, with resulting transaction gains and losses included in income. The effects of translating net assets with a functional currency other than the U.S. dollar are included in a separate component of stockholders’ equity along with related hedge and tax effects. The effects of translating income from transactions denominated in foreign currency subsidiaries with the U.S. dollar as the functional currency, including those in highly inflationary environments, are primarily included in Other revenue along with the related hedge effects. Hedges of foreign currency exposures include forward foreign currency, option and swap contracts and designated issues of non-U.S. dollar debt.

Investment Securities
Investments include fixed income and equity securities. Fixed income instruments include bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities that are subject to prepayment risk. Equity securities include common and nonredeemable preferred stocks. Investment securities are classified and accounted for as follows:
  Fixed income securities classified as “held-to-maturity” represent securities that the Company has both the ability and the intent to hold until maturity, and are carried at amortized cost. Interest income on such securities is included in Interest revenue.

  Fixed income securities and marketable equity securities classified as “available-for-sale” are carried at fair value with changes in fair value reported in a separate component of Stockholders’ equity, net of applicable income taxes. As set out in Note 16 to the Consolidated Financial Statements, declines in fair value that are determined to be other than temporary are recorded in earnings immediately. Realized gains and losses on sales are included in income primarily on a specific identification cost basis, and interest and dividend income on such securities is included in Interest revenue.
  Venture capital investments held by Citigroup’s private equity subsidiaries that are considered investment companies are carried at fair value with changes in fair value reported in Other revenue. These subsidiaries include entities registered as Small Business Investment Companies and engage exclusively in venture capital activities.
  Certain investments in non-marketable equity securities and certain investments that would otherwise have been accounted for using the equity method are carried at fair value, since the Company has elected to apply fair value accounting. Changes in fair value of such investments are recorded in earnings.
  Certain non-marketable equity securities are carried at cost and periodically assessed for other-than-temporary impairment, as set out in Note 16 to the Consolidated Financial Statements.
    For investments in fixed-income securities classified as held-to-maturity or available-for-sale, accrual of interest income is suspended for investments that are in default or on which it is likely that future interest payments will not be made as scheduled.
    The Company uses a number of valuation techniques for investments carried at fair value, which are described in Note 26 to the Consolidated Financial Statements.

Trading Account Assets and Liabilities
Trading account assets include debt and marketable equity securities, derivatives in a receivable position, residual interests in securitizations and physical commodities inventory. In addition (as set out in Note 27 to the Consolidated Financial Statements), certain assets that Citigroup has elected to carry at fair value under the fair value option, such as loans and purchased guarantees, are also included in Trading account assets.
    Trading account liabilities include securities sold, not yet purchased (short positions), and derivatives in a net payable position, as well as certain liabilities that Citigroup has elected to carry at fair value, as set out in Note 27 to the Consolidated Financial Statements.
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
    Derivatives used for trading purposes include interest rate, currency, equity, credit, and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. Derivative asset and liability positions are presented net by counterparty on the Consolidated Balance Sheet when a valid master netting agreement exists and the other conditions set out in ASC 210-20, Balance Sheet—Offsetting (formerly FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) are met.
    The Company uses a number of techniques to determine the fair value of trading assets and liabilities, all of which are described in Note 26 to the Consolidated Financial Statements.

Securities Borrowed and Securities Loaned
Securities borrowing and lending transactions generally do not constitute a sale of the underlying securities for accounting purposes, and so are treated as collateralized financing transactions when the transaction involves the exchange of cash. Such transactions are recorded at the amount of cash advanced or received plus accrued interest. As set out in Note 27 to the Consolidated Financial Statements, the Company has elected to apply fair value accounting to a number of securities borrowing and lending transactions. Irrespective of whether the Company has elected fair value accounting, fees paid or received for all securities lending and borrowing transactions are recorded in Interest expense or Interest revenue at the contractually specified rate.
    Where the conditions of ASC 210-20 are met, amounts recognized in respect of securities borrowed and securities loaned are presented net on the Consolidated Balance Sheet.
    With respect to securities borrowed or loaned, the Company pays or receives cash collateral in an amount in excess of the market value of securities borrowed or loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis with additional collateral received or paid as necessary.
    As described in Note 26 to the Consolidated Financial Statements, the Company uses a discounted cash flow technique to determine the fair value of securities lending and borrowing transactions.

Repurchase and Resale Agreements
Securities sold under agreements to repurchase (repos) and securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities, and so are treated as collateralized financing transactions. As set out in Note 27 to the Consolidated Financial Statements, the Company has elected to apply fair value accounting to a majority of such transactions, with changes in fair value reported in earnings. Any transactions for which fair value accounting has not been elected are recorded at the amount of cash advanced or received plus accrued interest. Irrespective of whether the Company has elected fair value accounting, interest paid or received on all repo and reverse repo transactions is recorded in Interest expense or Interest revenue at the contractually specified rate.

    Where the conditions of ASC 210-20-45-11, Balance Sheet—Offsetting: Repurchase and Reverse Repurchase Agreements (formerly FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements”), are met, repos and reverse repos are presented net on the Consolidated Balance Sheet.
    The Company’s policy is to take possession of securities purchased under agreements to resell. The market value of securities to be repurchased and resold is monitored, and additional collateral is obtained where appropriate to protect against credit exposure.
    As described in Note 26 to the Consolidated Financial Statements, the Company uses a discounted cash flow technique to determine the fair value of repo and reverse repo transactions.

Loans
Loans are reported at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs except that credit card receivable balances also include accrued interest and fees. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to income over the lives of the related loans.
    As described in Note 27 to the Consolidated Financial Statements, the Company has elected fair value accounting for certain loans. Such loans are carried at fair value with changes in fair value reported in earnings. Interest income on such loans is recorded in Interest revenue at the contractually specified rate.
    Loans for which the fair value option has not been elected are classified upon origination or acquisition as either held-for-investment or held-for-sale. This classification is based on management’s initial intent and ability with regard to those loans.
    Loans that are held-for-investment are classified as Loans, net of unearned income on the Consolidated Balance Sheet, and the related cash flows are included within the cash flows from investing activities category in the Consolidated Statement of Cash Flows on the line Change in loans. However, when the initial intent for holding a loan has changed from held-for-investment to held-for-sale, the loan is reclassified to held-for-sale, but the related cash flows continue to be reported in cash flows from investing activities in the Consolidated Statement of Cash Flows on the line Proceeds from sales and securitizations of loans.
    Substantially all of the consumer loans sold or securitized by Citigroup are U.S. prime residential mortgage loans or U.S. credit card receivables. The practice of the U.S. prime mortgage business has been to sell all of its loans except for non-conforming adjustable rate loans. U.S. prime mortgage conforming loans are classified as held-for-sale at the time of origination. The related cash flows are classified in the Consolidated Statement of Cash Flows in the cash flows from operating activities category on the line Change in loans held-for-sale.
    U.S. credit card receivables are classified at origination as loans-held-for-sale to the extent that management does not have the intent to hold the receivables for the foreseeable future or until maturity. The U.S. credit card securitization forecast for the three months following the latest balance sheet date, excluding replenishments, is the basis for the amount of such loans classified as held-for-sale.
Cash flows related to U.S. credit card loans classified as held-for-sale at origination or acquisition are reported in the cash flows from operating activities category on the line Change in loans held-for-sale.

Consumer loans
Consumer loans represent loans and leases managed primarily by the Regional Consumer Banking and Local Consumer Lending businesses. As a general rule, interest accrual ceases for installment and real estate (both open- and closed-end) loans when payments are 90 days contractually past due. For credit cards and unsecured revolving loans, however, the Company generally accrues interest until payments are 180 days past due. Loans that have been modified to grant a short-term or long-term concession to a borrower who is in financial difficulty may not be accruing interest at the time of the modification. The policy for returning such modified loans to accrual status varies by product and/or region. In most cases, a minimum number of payments (ranging from one to six) are required, while in other cases the loan is never returned to accrual status.
    Citi’s charge-off policies follow the general guidelines below:
  Unsecured installment loans are charged off at 120 days past due.
  Unsecured revolving loans and credit card loans are charged off at 180 days contractually past due.
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
  Non-bank auto loans are written down to the estimated value of the collateral, less costs to sell, at repossession or, if repossession is not pursued, no later than 180 days contractually past due.
  Non-bank unsecured personal loans are charged off when the loan is 180 days contractually past due if there have been no payments within the last six months, but in no event can these loans exceed 360 days contractually past due.
  Unsecured loans in bankruptcy are charged off within 30 days of notification of filing by the bankruptcy court or within the contractual write-off periods, whichever occurs earlier.
  Real estate-secured loans in bankruptcy are written down to the estimated value of the property, less costs to sell, 60 days after notification if the borrower is 60 days contractually past due.
  Non-bank unsecured personal loans in bankruptcy are charged off when they are 30 days contractually past due.

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

Loans Held-for-Sale
Corporate and consumer loans that have been identified for sale are classified as loans held-for-sale included in Other assets. With the exception of certain mortgage loans for which the fair value option has been elected, these loans are accounted for at the lower of cost or market value (LOCOM), with any write-downs or subsequent recoveries charged to Other revenue.

Allowance for Loan Losses
Allowance for loan losses represents management’s best estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and troubled debt restructurings. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio. Additions to the allowance are made through the provision for credit losses. Credit losses are deducted from the allowance, and subsequent recoveries are added. Securities received in exchange for loan claims in debt restructurings are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance, and are subsequently accounted for as securities available-for-sale.
Corporate loans
In the Corporate portfolios, the allowance for loan losses includes an asset-specific component and a statistically-based component. The asset specific component is calculated under ASC 310-10-35, Receivables—Subsequent Measurement (formerly SFAS 114) on an individual basis for larger-balance, non-homogeneous loans, which are considered impaired. An asset-specific allowance is established when the discounted cash flows, collateral value (less disposal costs), or observable market price of the impaired loan is lower than its carrying value. This allowance considers the borrower’s overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. The asset specific component of the allowance for smaller balance impaired loans is calculated on a pool basis considering historical loss experience. The allowance for the remainder of the loan portfolio is calculated under ASC 450, Contingencies (formerly SFAS 5) using a statistical methodology, supplemented by management judgment. The statistical analysis considers the portfolio’s size, remaining tenor, and credit quality as measured by internal risk ratings assigned to individual credit facilities, which reflect probability of default and loss given default. The statistical analysis considers historical default rates and historical loss severity in the event of default, including historical average levels and historical variability. The result is an estimated range for inherent losses. The best estimate within the range is then determined by management’s quantitative and qualitative assessment of current conditions, including general economic conditions, specific industry and geographic trends, and internal factors including portfolio concentrations, trends in internal credit quality indicators, and current and past underwriting standards.

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
    In addition, valuation allowances are determined for impaired smaller-balance homogeneous loans whose terms have been modified due to the borrowers’ financial difficulties and where it has been determined that a concession will be granted to the borrower. Such modifications may include interest rate reductions, principal forgiveness and/or term extensions. Where long-term concessions have been granted, such modifications are accounted for as “Troubled Debt Restructurings” (TDRs). The allowance for loan losses for TDRs is determined by comparing expected cash flows of the loans discounted at the loans’ original effective interest rates to the carrying value of the loans. Where short-term concessions have been granted, the allowance for loan losses is calculated by the analyses described above for smaller-balance, homogeneous loans and also reflects the estimated future credit losses for those loans.

Reserve Estimates and Policies
Management provides reserves for an estimate of probable losses inherent in the funded loan portfolio on the balance sheet in the form of an allowance for loan losses. These reserves are established in accordance with Citigroup’s Credit Reserve Policies, as approved by the Audit Committee of the Company’s Board of Directors. The Company’s Chief Risk Officer and Chief Financial Officer review the adequacy of the credit loss reserves each quarter with representatives from the Risk Management and Finance staffs for each applicable business area.
    The above-mentioned representatives covering the business areas having classifiably managed portfolios, where internal credit-risk ratings are assigned (primarily ICG, Regional Consumer Banking and Local Consumer Lending), or modified consumer loans, where concessions were granted due to the borrowers’ financial difficulties present recommended reserve balances for their funded and unfunded lending portfolios along with supporting quantitative and qualitative data. The quantitative data include:
  Estimated probable losses for non-performing, non-homogeneous exposures within a business line’s classifiably managed portfolio and impaired smaller-balance homogeneous loans whose terms have been modified due to the borrowers’ financial difficulties, and it was determined that a long-term concession was granted to the borrower. Consideration may be given to the following, as appropriate, when determining this estimate: (i) the present value of expected future cash flows discounted at the loan’s original effective rate; (ii) the borrower’s overall financial condition, resources and payment record; and (iii) the prospects for support from financially responsible guarantors or the realizable value of any collateral. When impairment is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the Provision for loan losses.
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
    In addition, representatives from both the Risk Management and Finance staffs that cover business areas that have delinquency-managed portfolios containing smaller homogeneous loans (primarily the non-commercial lending areas of Regional Consumer Banking) present their recommended reserve balances based upon leading credit indicators, including loan delinquencies and changes in portfolio size as well as economic trends including housing prices, unemployment and GDP. This methodology is applied separately for each individual product within each different geographic region in which these portfolios exist.
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
    Additional information on the allowance for loan losses is included in Note 18 to the Consolidated Financial Statements.

Allowance for Unfunded Lending Commitments
A similar approach to the allowance for loan losses is used for calculating a reserve for the expected losses related to unfunded loan commitments and standby letters of credit. This reserve is classified on the balance sheet in Other liabilities.

Mortgage Servicing Rights (MSRs)
Mortgage servicing rights (MSRs) are recognized as intangible assets when purchased or when the Company sells or securitizes loans acquired through purchase or origination and retains the right to service the loans.
    Servicing rights in the U.S. mortgage and student loan classes of servicing rights are accounted for at fair value, with changes in value recorded in current earnings.
    Additional information on the Company’s MSRs can be found in Note 23 to the Consolidated Financial Statements.

Representations and Warranties
When selling a loan, the Company makes various representations and warranties relating to, among other things, the following:
  the Company’s ownership of the loan;
  the validity of the lien securing the loan;
  the absence of delinquent taxes or liens against the property securing the loan;
  the effectiveness of title insurance on the property securing the loan;
  the process used in selecting the loans for inclusion in a transaction;
  the loan’s compliance with any applicable loan criteria (e.g., loan balance limits, property type, delinquency status) established by the buyer; and
  the loan’s compliance with applicable local, state and federal laws.

    Citigroup’s repurchases are primarily from Government Sponsored Entities. The specific representations and warranties made by the Company depend on the nature of the transaction and the requirements of the buyer. Market conditions and credit-ratings agency requirements may also affect representations and warranties and the other provisions the Company may agree to in loan sales.
    In the event of a breach of the representations and warranties, the Company may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify (“make-whole”) the investor or insurer. The Company has recorded a repurchase reserve that is included in Other liabilities in the Consolidated Balance Sheet. In the case of a repurchase, the Company will bear any subsequent credit loss on the mortgage loans. The Company’s representations and warranties are generally not subject to stated limits in amount or time of coverage. However, contractual liability arises only when the representations and warranties are breached and generally only when a loss results from the breach. In the case of a repurchase, the loan is typically considered a credit-impaired loan and accounted for under SOP 03-3, “Accounting for Certain Loans and Debt Securities, Acquired in a Transfer” (now incorporated into ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality). These repurchases have not had a material impact on nonperforming loan statistics, because credit-impaired purchased SOP 03-3 loans are not included in nonaccrual loans.
    The Company estimates its exposure to losses from its obligation to repurchase previously sold loans based on the probability of repurchase or make-whole and an estimated loss given repurchase or make-whole. This estimate is calculated separately by sales vintage (i.e., the year the loans were sold) based on a combination of historical trends and forecasted repurchases and losses considering the: (1) trends in requests by investors for loan documentation packages to be reviewed; (2) trends in recent repurchases and make-wholes; (3) historical percentage of claims made as a percentage of loan documentation package requests; (4) success rate in appealing claims; (5) inventory of unresolved claims; and (6) estimated loss given repurchase or make-whole, including the loss of principal, accrued interest, and foreclosure costs. The Company does not change its estimation methodology by counterparty, but the historical experience and trends are considered when evaluating the overall reserve.
    The request for loan documentation packages is an early indicator of a potential claim. During 2009, loan documentation package requests and the level of outstanding claims increased. In addition, our loss severity estimates increased during 2009 due to the impact of macroeconomic factors and recent experience. These factors contributed to a $493 million change in estimate for this reserve in 2009.
    As indicated above, the repurchase reserve is calculated by sales vintage. The majority of the repurchases in 2009 were from the 2006 and 2007 sales vintages, which also represent the vintages with the largest loss-given-repurchase. An insignificant percentage of 2009 repurchases were from vintages prior to 2006, and this is expected to decrease, because those vintages are later in the credit cycle. Although early in the credit cycle, the Company has experienced improved repurchase and loss-given-repurchase statistics from the 2008 and 2009 vintages.
    In the case of a repurchase of a credit-impaired SOP 03-3 loan (now incorporated into ASC 310-30), the difference between the loan’s fair value and unpaid principal balance at the time of the repurchase is recorded as a utilization of the repurchase reserve. Payments to make the investor whole are also treated as utilizations and charged directly against the reserve. The provision for estimated probable losses arising from loan sales is recorded as an adjustment to the gain on sale, which is included in Other revenue in the Consolidated Statement of Income. A liability for representations and warranties is estimated when the Company sells loans and is updated quarterly. Any subsequent adjustment to the provision is recorded in Other revenue in the Consolidated Statement of Income.
    The activity in the repurchase reserve for the years ended December 31, 2009 and 2008 is as follows:

In millions of dollars	2009	2008
Balance, beginning of the year	$75	$2
Additions for new sales	33	23
Change in estimate	493	59
Utilizations	(119)	(9)
Balance, end of the year	$482	$75

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

Other Assets and Other Liabilities
Other assets include, among other items, loans held-for-sale, deferred tax assets, equity-method investments, interest and fees receivable, premises and equipment, end-user derivatives in a net receivable position, repossessed assets, and other receivables.

    Other liabilities includes, among other items, accrued expenses and other payables, deferred tax liabilities, minority interest, end-user derivatives in a net payable position, and reserves for legal claims, taxes, restructuring reserves for unfunded lending commitments, and other matters.

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
    Interests in the securitized and sold assets may be retained in the form of subordinated interest-only strips, subordinated tranches, spread accounts, and servicing rights. In credit card securitizations, the Company retains a seller’s interest in the credit card receivables transferred to the trusts, which is not in securitized form. Accordingly, the seller’s interest is carried on a historical cost basis and classified as Consumer loans. Retained interests in securitized mortgage loans and student loans are classified as Trading account assets, as is a majority of the retained interests in securitized credit card receivables. Certain other retained interests are recorded as available-for-sale investments, but servicing rights are recorded at fair value and included in Intangible assets. Gains or losses on securitization and sale depend in part on the previous carrying amount of the loans involved in the transfer at the date of sale. Gains are recognized at the time of securitization and are reported in Other revenue.
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
    Additional information on the Company’s securitization activities can be found in Note 23 to the Consolidated Financial Statements.

Debt
Short-term borrowings and long-term debt are generally accounted for at amortized cost, except where the Company has elected to report certain structured notes at fair value.

Transfers of Financial Assets
For a transfer of financial assets to be considered a sale: the assets must have been isolated from the Company, even in bankruptcy or other receivership; the purchaser must have the right to sell the assets transferred or the purchaser must be a QSPE; and the Company may not have an option or any obligation to reacquire the assets. If these sale requirements are met, the assets are removed from the Company’s Consolidated Balance Sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, the assets remain on the Consolidated Balance Sheet, and the sale proceeds are recognized as the Company’s liability. A legal opinion on a sale is generally obtained for complex transactions or where the Company has continuing involvement with assets transferred or with the securitization entity. For a transfer to be eligible for sale accounting, those opinions must state that the asset transfer is considered a sale and that the assets transferred would not be consolidated with the Company’s Other assets in the event of the Company’s insolvency.
     See Note 23 to the Consolidated Financial Statements for further discussion.

Risk Management Activities—Derivatives Used for Non-Trading Purposes
The Company manages its exposures to market rate movements outside its trading activities by modifying the asset and liability mix, either directly or through the use of derivative financial products, including interest-rate swaps, futures, forwards, and purchased-option positions, as well as foreign-exchange contracts. These end-user derivatives are carried at fair value in Other assets or Other liabilities.
     To qualify as a hedge under the hedge accounting rules, a derivative must be highly effective in offsetting the risk designated as being hedged.

The hedge relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge, which includes the item and risk that is being hedged and the derivative that is being used, as well as how effectiveness will be assessed and ineffectiveness measured. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis, typically using quantitative measures of correlation with hedge ineffectiveness measured and recorded in current earnings. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and hedge accounting would not be applied. Any gains or losses attributable to the derivatives, as well as subsequent changes in fair value, are recognized in Other revenue with no offset on the hedged item, similar to trading derivatives.
     The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. The underlying asset, liability or forecasted transaction may be an individual item or a portfolio of similar items.
     For fair value hedges, in which derivatives hedge the fair value of assets or liabilities, changes in the fair value of derivatives are reflected in Other revenue, together with changes in the fair value of the related hedged risk. These are expected to, and generally do, offset each other. Any net amount, representing hedge ineffectiveness, is reflected in current earnings. Citigroup’s fair value hedges are primarily hedges of fixed-rate long-term debt, and available-for-sale securities.
     For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating- and fixed-rate assets, liabilities or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, the effective portion of the changes in the derivatives’ fair values will not be included in current earnings, but are reported in Accumulated other comprehensive income (loss). These changes in fair value will be included in earnings of future periods when the hedged cash flows impact earnings. To the extent these derivatives are not effective, changes in their fair values are immediately included in Other revenue. Citigroup’s cash flow hedges primarily include hedges of floating- and fixed-rate debt, as well as rollovers of short-term fixed-rate liabilities and floating-rate liabilities.
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
     End-user derivatives that are economic hedges, rather than qualifying for hedge accounting, are also carried at fair value, with changes in value included in Principal transactions or Other revenue. Citigroup often uses economic hedges when qualifying for hedge accounting would be too complex or operationally burdensome; examples are hedges of the credit risk component of commercial loans and loan commitments. Citigroup periodically evaluates its hedging strategies in other areas and may designate either a qualifying hedge or an economic hedge, after considering the relative cost and benefits. Economic hedges are also employed when the hedged item itself is marked-to-market through current earnings, such as hedges of commitments to originate one-to-four-family mortgage loans to be held-for-sale and mortgage servicing rights (MSRs).
     For those hedge relationships that are terminated or when hedge designations are removed, the hedge accounting treatment described in the paragraphs above is no longer applied. Instead, the end-user derivative is terminated or transferred to the trading account. For fair value hedges, any changes in the fair value of the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in Accumulated other comprehensive income (loss) and are included in earnings of future periods when the hedged cash flows impact earnings. However, if the hedged forecasted transaction is no longer likely to occur, any changes in fair value of the end-user derivative are immediately reflected in Other revenue.

Employee Benefits Expense
Employee benefits expense includes current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards and costs of other employee benefits.

Stock-Based Compensation
The Company recognizes compensation expense related to stock and option awards over the requisite service period based on the instruments’ grant date fair value, reduced by expected forfeitures. Compensation cost related to awards granted to employees who meet certain age plus years-of-service requirements (retirement eligible employees) is accrued in the year prior to the grant date, in the same manner as the accrual for cash incentive compensation.

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
     The Company implemented FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) (now ASC 740, Income Taxes), on January 1, 2007, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. See “Accounting Changes.”

     The Company treats interest and penalties on income taxes as a component of Income tax expense.
     Deferred taxes are recorded for the future consequences of events that have been recognized for financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.
     See Note 11 to the Consolidated Financial Statements for a further description of the Company’s provision and related income tax assets and liabilities.

Commissions, Underwriting and Principal Transactions
Commissions, underwriting and principal transactions revenues and related expenses are recognized in income on a trade-date basis.

Earnings per Share
Earnings per share (EPS) is computed after deducting preferred-stock dividends. The Company has granted restricted and deferred share awards that are considered to be participating securities, which constitute a second class of common stock. Accordingly, a portion of Citigroup’s earnings is allocated to the second class of common stock in the EPS calculation.
     Basic earnings per share is computed by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the second class of common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. It is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and warrants, convertible securities, T-DECs, and the shares that could have been issued under the Company’s Management Committee Long-Term Incentive Plan and after the allocation of earnings to the second class of common stock.
Use of Estimates
Management must make estimates and assumptions that affect the Consolidated Financial Statements and the related footnote disclosures. Such estimates are used in connection with certain fair value measurements. See Note 26 to the Consolidated Financial Statements for further discussions on estimates used in the determination of fair value. The Company also uses estimates in determining consolidation decisions for special-purpose entities as discussed in Note 23. Moreover, estimates are significant in determining the amounts of other-than-temporary impairments, impairments of goodwill and other intangible assets, provisions for probable losses that may arise from credit-related exposures and probable and estimable losses related to litigation and regulatory proceedings, and tax reserves. While management makes its best judgment, actual amounts or results could differ from those estimates. Current market conditions increase the risk and complexity of the judgments in these estimates.

Cash Flows
Cash equivalents are defined as those amounts included in cash and due from banks. Cash flows from risk management activities are classified in the same category as the related assets and liabilities.

Related Party Transactions
The Company has related party transactions with certain of its subsidiaries and affiliates. These transactions, which are primarily short-term in nature, include cash accounts, collateralized financing transactions, margin accounts, derivative trading, charges for operational support and the borrowing and lending of funds, and are entered into in the ordinary course of business.

ACCOUNTING CHANGES

FASB Launches Accounting Standards Codification
The FASB has issued FASB Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (now ASC 105, Generally Accepted Accounting Principles). The statement establishes the FASB Accounting Standards Codification™ (Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.
     Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASU), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.
     GAAP is not intended to be changed as a result of the FASB’s Codification project, but what does change is the way the guidance is organized and presented. As a result, these changes have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.
     Citigroup is providing references to the Codification topics alongside references to the predecessor standards.

Investments in Certain Entities that Calculate Net Asset Value per Share
As of December 31, 2009, the Company adopted Accounting Standards Update (ASU) No. 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent), which provides guidance on measuring the fair value of certain alternative investments. The ASU permits entities to use net asset value as a practical expedient to measure the fair value of their investments in certain investment funds. The ASU also requires additional disclosures regarding the nature and risks of such investments and provides guidance on the classification of such investments as Level 2 or Level 3 of the fair value hierarchy. This ASU did not have a material impact on the Company’s accounting for its investments in alternative investment funds.
Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (now ASC 825-10-50-10, Financial Instruments: Fair Value of Financial Instruments). This FSP requires disclosing qualitative and quantitative information about the fair value of all financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only done annually.
     The disclosures required by this FSP were effective for the quarter ended June 30, 2009. This FSP has no effect on how Citigroup accounts for these instruments.

Measurement of Fair Value in Inactive Markets
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (now ASC 820-10-35-51A, Fair Value Measurements and Disclosures: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining whether a formerly active market has become inactive and in determining fair values when the market has become inactive. The adoption of the FSP had no effect on the Company’s Consolidated Financial Statements.

Determining Fair Value in Inactive Markets
In October 2008, the FASB issued FSP FAS 157-3, Determining Fair Value of Financial Assets When the Market for That Asset is Not Active (now ASC 820-10-35-55A, Fair Value Measurements and Disclosures: Financial Assets in a Market That is Not Active). The FSP clarifies that companies can use internal assumptions to determine the fair value of a financial asset when markets are inactive, and do not necessarily have to rely on broker quotes. The FSP confirms a joint statement by the FASB and the SEC in which they stated that companies can use internal assumptions when relevant market information does not exist and provides an example of how to determine the fair value for a financial asset in a non-active market. The FASB emphasized that the FSP is not new guidance, but rather clarifies the principles in ASC 820, Fair Value Measurements and Disclosures (formerly SFAS 157).
     Revisions resulting from a change in the valuation technique or its application should be accounted for prospectively as a change in accounting estimate.
     The FSP was effective upon issuance and did not have a material impact.

Measuring Liabilities at Fair Value
As of September 30, 2009, the Company adopted ASU No. 2009-05, Measuring Liabilities at Fair Value. This ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:
     A valuation technique that uses quoted prices for similar liabilities (or an identical liability) when traded as assets.
     Another valuation technique that is consistent with the principles of ASC 820. This ASU also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements.
     This ASU did not have a material impact on the Company’s fair value measurements.

Other-Than-Temporary Impairments on Investment Securities
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2) (now ASC 320-10-35-34, Investments—Debt and Equity Securities: Recognition of an Other-Than-Temporary Impairment), which amends the recognition guidance for other-than-temporary impairments (OTTI) of debt securities and expands the financial statement disclosures for OTTI on debt and equity securities. Citigroup adopted the FSP in the first quarter of 2009.
     As a result of the FSP, the Company’s Consolidated Statement of Income reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis. For available-for- sale (AFS) and held-to-maturity (HTM) debt securities that management has no intent to sell and believes that it more-likely-than-not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in Accumulated other comprehensive income (AOCI). The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using the Company’s cash flow projections and its base assumptions. As a result of the adoption of the FSP, Citigroup’s income in the first quarter of 2009 was higher by $631 million on a pretax basis ($391 million on an after-tax basis), respectively, and AOCI was decreased by a corresponding amount.
     The cumulative effect of the change included an increase in the opening balance of Retained earnings at January 1, 2009 of $665 million on a pretax basis ($413 million after-tax). See Note 16 to the Consolidated Financial Statements for disclosures related to the Company’s investment securities and OTTI.
Business Combinations
In December 2007, the FASB issued Statement No. 141(revised), Business Combinations (now ASC 805-10, Business Combinations), which is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The statement retains the fundamental principle that the acquisition method of accounting (which was called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The statement also retains the guidance for identifying and recognizing intangible assets separately from goodwill. The most significant changes are: (1) acquisition costs and restructuring costs will now be expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and noncontractual contingencies that meet the more-likely-than-not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings; noncontractual contingencies that do not meet the more-likely-than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) the acquirer will record a 100% step-up to fair value for all assets and liabilities, including the minority interest portion, and goodwill is recorded as if a 100% interest was acquired.
     Citigroup adopted the standard on January 1, 2009, and it is applied prospectively.

Noncontrolling Interests in Subsidiaries
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (now ASC 810-10-45-15, Consolidation—Noncontrolling Interests in a Subsidiary), which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries (previously called minority interests) in consolidated financial statements and for the loss of control of subsidiaries. The Standard requires that the equity interest of noncontrolling shareholders, partners, or other equity holders in subsidiaries be presented as a separate item in Citigroup’s stockholders’ equity, rather than as a liability. After the initial adoption, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be measured at fair value at the date of deconsolidation.
     The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of the remaining investment, rather than the previous carrying amount of that retained investment.
     Citigroup adopted the Standard on January 1, 2009. As a result, $2.392 billion of noncontrolling interests was reclassified from Other liabilities to Citigroup’s stockholders’ equity.

Sale with Repurchase Financing Agreements
In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (now ASC 860-10-40-42, Transfers and Servicing: Repurchase Financing). This FSP provides implementation guidance on whether a security transfer with a contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions.
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

Enhanced Disclosures of Credit Derivative Instruments and Guarantees
In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45, and Clarification of the Effective Date of FASB Statement No. 161” (now ASC 815-10-50-4K, Derivatives and Hedging: Credit Derivatives) which requires additional disclosures for sellers of credit derivative instruments and certain guarantees. This FSP requires the disclosure of the maximum potential amount of future payments, the related fair value, and the current status of the payment/performance risk for certain guarantees and credit derivatives sold.

Measurement of Impairment for Certain Securities
In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue 99-20” (now incorporated into ASC 320-10-35-20, Investments—Debt and Equity Securities: Steps for Identifying and Accounting for Impairment), to achieve more consistent determination of whether other-than-temporary impairments of available-for-sale or held-to-maturity debt securities have occurred.
     Prior guidance required entities to assess whether it was probable that the holder would be unable to collect all amounts due according to the contractual terms. The FSP eliminates the requirement to consider market participants’ views of cash flows of a security in determining whether or not impairment has occurred.
     The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and is applied prospectively. The impact of adopting this FSP was not material.
SEC Staff Guidance on Loan Commitments Recorded at Fair Value Through Earnings
On January 1, 2008, the Company adopted Staff Accounting Bulletin No. 109 (SAB 109), which requires that the fair value of a written loan commitment that is marked-to-market through earnings should include the future cash flows related to the loan’s servicing rights. However, the fair value measurement of a written loan commitment still must exclude the expected net cash flows related to internally developed intangible assets (such as customer relationship intangible assets). SAB 109 applies to two types of loan commitments: (1) written mortgage loan commitments for loans that will be held-for-sale when funded and are marked-to-market as derivatives; and (2) other written loan commitments that are accounted for at fair value through earnings under the fair value option. SAB 109 supersedes SAB 105, which applied only to derivative loan commitments and allowed the expected future cash flows related to the associated servicing of the loan to be recognized only after the servicing asset had been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB 109 was applied prospectively to loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adopting this SAB was not material.

Netting of Cash Collateral Against Derivative Exposures
During April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (now incorporated into ASC 815-10-45, Derivatives and Hedging—Other Presentation Matters) modifying certain provisions of FIN 39, “Offsetting of Amounts Related to Certain Contracts.” This amendment clarified the acceptability of the existing market practice of offsetting the amounts recorded for cash collateral receivables or payables against the fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting agreement, which was the Company’s prior accounting practice. Thus, this amendment did not affect the Company’s consolidated financial statements.

Fair Value Measurements
The Company elected to early adopt SFAS No. 157, Fair Value Measurements (SFAS 157) (now ASC 820-10, Fair Value Measurements and Disclosures), as of January 1, 2007. The Statement defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
  Level 1: Quoted prices for identical instruments in active markets.
  Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
  Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
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
     Citigroup is required to take into account its own credit risk when measuring the fair value of derivative positions as well as the other liabilities for which fair value accounting has been elected. The adoption of ASC 820 also resulted in some other changes to the valuation techniques used by Citigroup when determining fair value, most notably the changes to the way that the probability of default of a counterparty is factored in and the elimination of a derivative valuation adjustment which is no longer necessary. The cumulative effect at January 1, 2007 of making these changes was a gain of $250 million after-tax ($402 million pretax), or $0.05 per diluted share, which was recorded in the first quarter of 2007 earnings within the Securities and Banking business.
     The statement also precludes the use of block discounts for instruments traded in an active market, which were previously applied to large holdings of publicly traded equity securities, and requires the recognition of trade-date gains after consideration of all appropriate valuation adjustments related to certain derivative trades that use unobservable inputs in determining their fair value. Previous accounting guidance allowed the use of block discounts in certain circumstances and prohibited the recognition of day-one gains on certain derivative trades when determining the fair value of instruments not traded in an active market. The cumulative effect of these changes resulted in an increase to January 1, 2007 Retained earnings of $75 million.
Fair Value Option
The Company also early adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) (now ASC 825-10-05, Financial Instruments: Fair Value Option) as of January 1, 2007. The fair value option provides an option on an instrument-by-instrument basis for most financial assets and liabilities to be reported at fair value with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, a financial liability, or a firm commitment and it may not be revoked. The fair value option provides an opportunity to mitigate volatility in reported earnings that resulted prior to its adoption from being required to apply fair value accounting to certain economic hedges (e.g., derivatives) while having to measure the assets and liabilities being economically hedged using an accounting method other than fair value.
     The Company elected to apply fair value accounting to certain financial instruments held at January 1, 2007 with future changes in value reported in earnings. The adoption of the fair value option resulted in a decrease to January 1, 2007 Retained earnings of $99 million.

Leveraged Leases
On January 1, 2007, the Company adopted FSP FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction (FSP 13-2) (now incorporated into ASC 840-10-25, Leases), which provides guidance regarding changes or projected changes in the timing of cash flows relating to income taxes generated by a leveraged-lease transaction.
     Leveraged leases can provide significant tax benefits to the lessor, primarily as a result of the timing of tax payments. Since changes in the timing and/or amount of these tax benefits may have a significant effect on the cash flows of a lease transaction, a lessor will be required to perform a recalculation of a leveraged-lease when there is a change or projected change in the timing of the realization of tax benefits generated by that lease. Previously, Citigroup did not recalculate the tax benefits if only the timing of cash flows had changed.
     The adoption of FSP 13-2 resulted in a decrease to January 1, 2007 Retained earnings of $148 million. This decrease to retained earnings will be recognized in earnings over the remaining lives of the leases as tax benefits are realized.

Revisions to the Earnings-per-Share Calculation
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (now incorporated into ASC 260-10-45-59A, Earnings Per Share: Participating Securities and the Two-Class Method). Under the FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends are considered to be a separate class of common stock and included in the EPS calculation using the “two-class method.” Citigroup’s restricted and deferred share awards meet the definition of a participating security. In accordance with the FSP, restricted and deferred shares are now included as a separate class of common stock in the basic and diluted EPS calculation.
     The following table shows the effect of adopting the FSP on Citigroup’s basic and diluted EPS:

	2009	2008	2007
Basic earnings per share
As reported	N/A	$(5.59)	$0.73
Two-class method	$(0.80)	$(5.63)	$0.68
Diluted earnings per share (1)
As reported	N/A	$(5.59)	$0.72
Two-class method	(0.80)	$(5.63)	$0.67

(1)	Diluted EPS is the same as Basic EPS in 2009 and 2008 due to the net loss available to common shareholders. Using actual diluted shares would result in anti-dilution.
N/A Not applicable

Fair Value Disclosures About Pension Plan Assets
In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefit Plan Assets (now incorporated into ASC 715-20-50, Compensation and Benefits—Disclosure). This FSP requires that more detailed information about plan assets be disclosed on an annual basis. Citigroup is required to separate plan assets into the three fair value hierarchy levels and provide a roll-forward of the changes in fair value of plan assets classified as Level 3.
     The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009, but have no effect on the Consolidated Balance Sheet or Statement of Income.
Additional Disclosures for Derivative Instruments
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment to SFAS 133 (now incorporated into ASC 815-10-50, Derivatives and Hedging—Disclosure). The Standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under ASC 815 related interpretations. The Standard is effective for all of the Company’s interim and annual financial statements beginning with the first quarter of 2009. The Standard expands the disclosure requirements for derivatives and hedged items and has no impact on how Citigroup accounts for these instruments.

Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock
Derivative contracts on a company’s own stock may be accounted for as equity instruments, rather than as assets and liabilities, only if they are both indexed solely to the company’s stock and settleable in shares.
     In June 2008, the FASB ratified the consensus reached by the EITF on Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (Issue 07-5) (now ASC 815-40-15-5, Derivatives and Hedging: Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock). An instrument (or embedded feature) would not be considered indexed to an entity’s own stock if its settlement amount is affected by variables other than those used to determine the fair value of a “plain vanilla” option or forward contract on equity shares, or if the instrument contains a feature (such as a leverage factor) that increases exposure to those variables. An equity-linked financial instrument (or embedded feature) would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.
     This issue is effective for Citigroup on January 1, 2009 and did not have a material impact.

Equity Method Investment Accounting Considerations
In November 2008, the FASB ratified the consensus reached by the EITF on Issue 08-6, “Equity Method Investment Accounting Considerations” (Issue 08-6) (now ASC 323-10, Investments—Equity Method and Joint Ventures). An entity shall measure its equity method investment initially at cost. Any other-than-temporary impairment of an equity method investment should be recognized in accordance with Opinion 18. An equity method investor shall not separately test an investee’s underlying assets for impairment. Share issuance by an investee shall be accounted for as if the equity method investor had sold a proportionate share of its investment, with gain or loss recognized in earnings.
     This issue is effective for Citigroup on January 1, 2009, and did not have a material impact.

Accounting for Defensive Intangible Assets
In November 2008, the FASB ratified the consensus reached by the EITF on Issue 08-7, “Accounting for Defensive Intangible Assets” (Issue 08-7) (now ASC 350-30-25-5, Intangibles — Goodwill and Other: Defensive Intangible Assets). An acquired defensive asset shall be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer). The useful life assigned to an acquired defensive asset shall be based on the period during which the asset would diminish in value. Issue 08-7 states that it would be rare for a defensive intangible asset to have an indefinite life. Issue 08-7 is effective for Citigroup on January 1, 2009, and did not have a material impact.

CVA Accounting Misstatement
The Company determined that an error existed in the process used to value certain liabilities for which the Company elected the fair value option (FVO). The error related to a calculation intended to measure the impact on the liability’s fair value attributable to Citigroup’s credit spreads. Because of the error in the process, both an initial Citi contractual credit spread and an initial own-credit valuation adjustment were being included at the time of issuance of new Citi FVO debt. The own-credit valuation adjustment was properly included; therefore, the initial Citi contractual credit spread should have been excluded. (See Note 27 for a description of own-credit valuation adjustments.) The cumulative effect of this error from January 1, 2007 (the date that FAS 157 (ASC 820), requiring the valuation of own-credit for FVO liabilities, was adopted) through December 31, 2008 was to overstate income and retained earnings by $204 million ($330 million on a pretax basis). The impact of this adjustment was determined not to be material to the Company’s results of operations and financial position for any previously reported period. Consequently, in the accompanying financial statements, the cumulative effect through December 31, 2008 is recorded in 2009.
     The table below summarizes the previously reported impact of CVA income for debt on which the FVO was elected and the related adjustments to correct the process error for the impacted reporting periods.

In millions of dollars	2008	2007
Pretax gain (loss) from the change in the CVA
reserve on FVO debt that would have been
recorded in the income statement:
Previously reported	$4,558	$888
Corrected amount adjusted for removal of the error	4,352	764
Difference	$206	$124

In millions of dollars	2008	2007
Year-end CVA reserve reported as a contra-liability
on FVO debt:
Previously reported	$5,446	$888
Corrected amount adjusted for removal of the error	5,116	764
Difference	$330	$124

See also Note 34 to the Consolidated Financial Statements.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Additional Disclosures Regarding Fair Value Measurements
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010.

Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166), that will eliminate Qualifying Special Purpose Entities (QSPEs). SFAS 166 is effective for fiscal years that begin after November 15, 2009. This change will have a significant impact on Citigroup’s Consolidated Financial Statements. Beginning January 1, 2010, the Company will lose sales treatment for certain future asset transfers that would have been considered sales under SFAS 140, and for certain transfers of portions of assets that do not meet the definition of participating interests.
     Simultaneously, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which details three key changes to the consolidation model. First, former QSPEs will now be included in the scope of SFAS 167. In addition, the FASB has changed the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE (known as the primary beneficiary) to a qualitative determination of which party to the VIE has “power” combined with potentially significant benefits or losses, instead of the current quantitative risks and rewards model. The entity that has power has the ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Finally, the new standard requires that the primary beneficiary analysis be re-evaluated whenever circumstances change. The current rules require reconsideration of the primary beneficiary only when specified reconsideration events occur.
     As a result of implementing these new accounting standards, Citigroup will consolidate certain of the VIEs and former QSPEs with which it currently has involvement. An ongoing evaluation of the application of these new requirements could, with the resolution of certain uncertainties, result in the identification of additional VIEs and former QSPEs, other than those presented below, needing to be consolidated. It is not currently anticipated, however, that any such newly identified VIEs and former QSPEs would have a significant impact on Citigroup’s Consolidated Financial Statements or capital position.
     In accordance with SFAS 167, Citigroup employed three approaches for consolidating all of the VIEs and former QSPEs that it consolidated as of January 1, 2010. The first approach requires initially measuring the assets, liabilities, and noncontrolling interests of the VIEs and former QSPEs at their carrying values (the amounts at which the assets, liabilities, and noncontrolling interests would have been carried in the Consolidated
Financial Statements, if Citigroup had always consolidated these VIEs and former QSPEs). The second approach is to use the unpaid principal amounts, where using carrying values is not practicable. The third approach is to elect the fair value option, in which all of the financial assets and liabilities of certain designated VIEs and former QSPEs would be recorded at fair value upon adoption of SFAS 167 and continue to be marked to market thereafter, with changes in fair value reported in earnings.
     Citigroup consolidated all required VIEs and former QSPEs, as of January 1, 2010 at carrying values or unpaid principal amounts, except for certain private label residential mortgage and mutual fund deferred sales commissions VIEs, for which the fair value option was elected. The following tables present the pro forma impact of adopting these new accounting standards applying these approaches.
     The pro forma impact of these changes on incremental GAAP assets and resulting risk-weighted assets for those VIEs and former QSPEs that were consolidated or deconsolidated for accounting purposes as of January 1, 2010 (based on financial information as of December 31, 2009), reflecting Citigroup’s present understanding of the new accounting requirements and immediate implementation of the recently issued final risk-based capital rules regarding SFAS 166 and SFAS 167, was as follows:

	Incremental
		Risk-
	GAAP	weighted
In billions of dollars	assets	assets	(1)
Impact of consolidation
Credit cards	$86.3	$0.8
Commercial paper conduits	28.3	13.0
Student loans	13.6	3.7
Private label consumer mortgages	4.4	1.3
Municipal tender option bonds	0.6	0.1
Collateralized loan obligations	0.5	0.5
Mutual fund deferred sales commissions	0.5	0.5
Subtotal	$134.2	$19.9
Impact of deconsolidation
Collateralized debt obligations (2)	$1.9	$3.6
Equity-linked notes (3)	1.2	0.5
Total	$137.3	$24.0

(1)	Citigroup undertook certain actions during the first and second quarters of 2009 in support of its off-balance-sheet credit card securitization vehicles. As a result of these actions, Citigroup included approximately $82 billion of incremental risk-weighted assets in its risk-based capital ratios as of March 31, 2009 and an additional approximate $900 million as of June 30, 2009. See Note 23 to the Consolidated Financial Statements.
(2)	The implementation of SFAS 167 will result in the deconsolidation of certain synthetic and cash collateralized debt obligation (CDO) VIEs that were previously consolidated under the requirements of ASC 810 (FIN 46(R)). Upon deconsolidation of these synthetic CDOs, Citigroup’s Consolidated Balance Sheet will reflect the recognition of current receivables and payables related to purchased and written credit default swaps entered into with these VIEs, which had previously been eliminated in consolidation. The deconsolidation of certain cash CDOs will have a minimal impact on GAAP assets, but will cause a sizable increase in risk-weighted assets. The impact on risk-weighted assets results from replacing, in Citigroup’s trading account, largely investment grade securities owned by these VIEs when consolidated, with Citigroup’s holdings of non-investment grade or unrated securities issued by these VIEs when deconsolidated.
(3)	Certain equity-linked note client intermediation transactions that had previously been consolidated under the requirements of ASC 810 (FIN 46 (R)) will be deconsolidated with the implementation of SFAS 167. Upon deconsolidation, Citigroup’s Consolidated Balance Sheet will reflect both the equity-linked notes issued by the VIEs and held by Citigroup as trading assets, as well as related trading liabilities in the form of prepaid equity derivatives. These trading assets and trading liabilities were formerly eliminated in consolidation.

       The preceding table reflects: (i) the estimated portion of the assets of former QSPEs to which Citigroup, acting as principal, had transferred assets and received sales treatment as of December 31, 2009 (totaling approximately $712.0 billion), and (ii) the estimated assets of significant unconsolidated VIEs as of December 31, 2009 with which Citigroup is involved (totaling approximately $219.2 billion) that are required to be consolidated under the new accounting standards. Due to the variety of transaction structures and the level of Citigroup involvement in individual former QSPEs and VIEs, only a portion of the former QSPEs and VIEs with which the Company is involved are to be consolidated.
       In addition, the cumulative effect of adopting these new accounting standards as of January 1, 2010, based on financial information as of December 31, 2009, would result in an estimated aggregate after-tax charge to Retained earnings of approximately $8.3 billion, reflecting the net effect of an overall pretax charge to Retained earnings (primarily relating to the establishment of loan loss reserves and the reversal of residual interests held) of approximately $13.4 billion and the recognition of related deferred tax assets amounting to approximately $5.1 billion.
       The pro forma impact on certain of Citigroup’s regulatory capital ratios of adopting these new accounting standards (based on financial information as of December 31, 2009), reflecting immediate implementation of the recently issued final risk-based capital rules regarding SFAS 166 and SFAS 167, would be as follows:

	As of December 31, 2009
	As reported	Pro forma	Impact
Tier 1 Capital	11.67%	10.26%	(141	) bps
Total Capital	15.25%	13.82%	(143	) bps

       The actual impact of adopting the new accounting standards on January 1, 2010 could differ, as financial information changes from the December 31, 2009 estimates and as several uncertainties in the application of these new standards are resolved.
       Among these uncertainties, the FASB has proposed an indefinite deferral of the requirements of SFAS 167 for certain investment companies. Without the proposed deferral, the Company had most recently estimated that approximately $3.3 billion of assets held by investment funds managed by Citigroup would be newly consolidated upon the adoption of SFAS 167. If the proposed deferral were to be finalized as currently contemplated, the Company expects that many, if not all, of the investment vehicles managed by Citigroup would not be subject to the requirements of SFAS 167. Nevertheless, Citigroup is continuing to evaluate the potential impacts of the proposed requirements and, depending upon the eventual resolution of specific implementation matters, may be required to consolidate certain investment vehicles, the aggregate assets of which could range up to a total of approximately $1.2 billion. The effect on the Company’s regulatory capital ratios, should consolidation of any or all such noted investment vehicles be required, is not expected to be significant. The preceding tables reflect the Company’s view that none of the investment vehicles managed by Citigroup will be required to be consolidated under SFAS 167.
Loss-Contingency Disclosures
In June 2008, the FASB issued an exposure draft proposing expanded disclosures regarding loss contingencies. This proposal increases the number of loss contingencies subject to disclosure and requires substantial quantitative and qualitative information to be provided about those loss contingencies. The proposal will have no impact on the Company’s accounting for loss contingencies.

Investment Company Audit Guide (SOP 07-1)
In July 2007, the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (SOP 07-1) (now incorporated into ASC 946-10, Financial Services-Investment Companies), which was expected to be effective for fiscal years beginning on or after December 15, 2007. However, in February 2008, the FASB delayed the effective date indefinitely by issuing an FSP SOP 07-1-1, “Effective Date of AICPA Statement of Position 07-1.” This statement sets forth more stringent criteria for qualifying as an investment company than does the predecessor Audit Guide. In addition, ASC 946-10 (SOP 07-1) establishes new criteria for a parent company or equity method investor to retain investment company accounting in their consolidated financial statements. Investment companies record all their investments at fair value with changes in value reflected in earnings. The Company is currently evaluating the potential impact of adopting the SOP.

2. BUSINESS DEVELOPMENTS

ACQUISITIONS

North America

Acquisition of ABN AMRO Mortgage Group
In 2007, Citigroup acquired ABN AMRO Mortgage Group (AAMG), a subsidiary of LaSalle Bank Corporation and ABN AMRO Bank N.V. AAMG is a national originator and servicer of prime residential mortgage loans. As part of this acquisition, Citigroup purchased approximately $12 billion in assets, including $3 billion of mortgage servicing rights, which resulted in the addition of approximately 1.5 million servicing customers. Results for AAMG are included within Citigroup’s North America Regional Consumer Banking business from March 1, 2007 forward.

Acquisition of Old Lane Partners, L.P.
In 2007, the Company completed the acquisition of Old Lane Partners, L.P. and Old Lane Partners, GP, LLC (Old Lane). Old Lane is the manager of a global, multistrategy hedge fund and a private equity fund. Results for Old Lane are included within ICG, from July 2, 2007 forward.
     On June 12, 2008, Citigroup announced the restructuring of Old Lane and its multistrategy hedge fund (the “Fund”) in anticipation of redemptions by all unaffiliated, non-Citigroup employee investors. To accomplish this restructuring, Citigroup purchased substantially all of the assets of the Fund at fair value on June 30, 2008. The fair value of assets purchased from the Fund was approximately $6 billion at June 30, 2008.

Acquisition of BISYS
In 2007, the Company completed its acquisition of BISYS Group, Inc. (BISYS) for $1.47 billion in cash. In addition, BISYS’s shareholders received $18.2 million in the form of a special dividend paid by BISYS simultaneously. Citigroup completed the sale of the Retirement and Insurance Services Divisions of BISYS to affiliates of J.C. Flowers & Co. LLC, making the net cost of the transaction to Citigroup approximately $800 million. Citigroup retained the Fund Services and Alternative Investment Services businesses of BISYS, which provides administrative services for hedge funds, mutual funds and private equity funds. Results for BISYS are included within Transaction Services business from August 1, 2007 forward.

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
     The acquisition of GFU, with $2.2 billion in assets, expands the presence of Citigroup’s Latin America Consumer Banking franchise, enhances its credit card business in the region and establishes a platform for regional growth in Consumer Finance and Retail Banking. GFU has more than one million retail clients and operates a distribution network of 75 branches and more than 100 mini-branches and points of sale. The results for GFU are included within Citigroup’s Latin America Regional Consumer Banking businesses from March 5, 2007 forward.

Acquisition of Grupo Cuscatlán
In 2007, Citigroup completed the acquisition of the subsidiaries of Grupo Cuscatlán for $1.51 billion ($755 million in cash and 14.2 million shares of Citigroup common stock) from Corporacion UBC Internacional S.A. Grupo Cuscatlán is one of the leading financial groups in Central America, with assets of $5.4 billion, loans of $3.5 billion, and deposits of $3.4 billion. Grupo Cuscatlán has operations in El Salvador, Guatemala, Costa Rica, Honduras and Panama. The results of Grupo Cuscatlán are included from May 11, 2007 forward and are recorded in Latin America Regional Consumer Banking.

Agreement to Establish Partnership with
Quiñenco—Banco de Chile
In 2007, Citigroup and Quiñenco entered into a definitive agreement to establish a strategic partnership that combined Citigroup operations in Chile with Banco de Chile’s local banking franchise to create a banking and financial services institution with approximately 20% market share of the Chilean banking industry. The transaction closed on January 1, 2008.
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
     On January 31, 2010 Citigroup elected to exercise its option to acquire approximately 8.5% of LQIF for approximately $500 million. The acquisition of the additional shares is expected to close on April 30, 2010 and will increase Citigroup’s ownership in LQIF to approximately 41.5%. Citigroup retains an option to increase its ownership by an additional 8.5% of LQIF in 2010 for an additional $500 million.

Asia

Acquisition of Bank of Overseas Chinese
In 2007, Citigroup completed its acquisition of Bank of Overseas Chinese (BOOC) in Taiwan for approximately $427 million. BOOC offers a broad suite of corporate banking, consumer and wealth management products and services to more than one million clients through 55 branches in Taiwan. This transaction will strengthen Citigroup’s presence in Asia, making it the largest international bank and thirteenth largest by total assets among all domestic Taiwan banks. Results for BOOC are included in Citigroup’s Asia Regional Consumer Banking and Securities and Banking businesses from December 1, 2007 forward.

EMEA

Acquisition of Egg
In 2007, Citigroup completed its acquisition of Egg Banking plc (Egg), one of the U.K.’s leading online financial services providers, from Prudential PLC for approximately $1.39 billion. Egg offers various financial products and services including online payment and account aggregation services, credit cards, personal loans, savings accounts, mortgages, insurance and investments. Results for Egg are included in Citi Holdings’ LCL business from May 1, 2007 forward.

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
DIVESTITURES
The following divestitures occurred in 2008 and 2009 and do not qualify as Discontinued operations:

Sale of Phibro LLC
On December 31, 2009 the Company sold 100% of its interest in Phibro LLC to Occidental Petroleum Corporation for a purchase price equal to approximately the net asset value of the business.
     The decision to sell Phibro was the outcome of an evaluation of a variety of alternatives and is consistent with Citi's core strategy of a client-centered business model. The sale of Phibro does not affect Citi's client-facing commodities business lines, which will continue to operate and serve the needs of Citi's clients throughout the world.

Sale of Citi’s Nikko Asset Management Business
and Trust and Banking Corporation
On October 1, 2009 the Company completed the sale of its entire stake in Nikko Asset Management (“Nikko AM”) to the Sumitomo Trust and Banking Co., Ltd. (“Sumitomo Trust”) and completed the sale of Nikko Citi Trust and Banking Corporation to Nomura Trust & Banking Co. Ltd.
     The Nikko AM transaction was valued at 120 billion yen (U.S. $1.3 billion at an exchange rate of 89.60 yen to U.S. $1.00 as of September 30, 2009). The Company received all-cash consideration of 75.6 billion yen (U.S. $844 million), after certain deal related expenses and adjustments, for its 64% beneficial ownership interest in Nikko AM. Sumitomo Trust also acquired the beneficial ownership interests in Nikko AM held by various minority investors in Nikko AM, bringing Sumitomo Trust’s total ownership stake in Nikko AM to 98.55% at closing.
     For the sale of Nikko Citi Trust and Banking Corporation, the Company received all-cash consideration of 19 billion yen (U.S. $212 million at an exchange rate of 89.60 yen to U.S. $1.00 as of September 30, 2009) as part of the transaction, subject to certain post-closing purchase price adjustments.

Retail Partner Cards Sales
During 2009, Citigroup sold its Financial Institutions (FI) and Diners Club North America credit card businesses. Each of these businesses are reflected in Local Consumer Lending. Total credit card receivables disposed of in these transactions was approximately $2.2 billion.

Joint Venture with Morgan Stanley
On June 1, 2009, Citi and Morgan Stanley established a joint venture (JV) that combines the Global Wealth Management platform of Morgan Stanley with Citigroup’s Smith Barney, Quilter and Australia private client networks. Citi sold 100% of these businesses to Morgan Stanley in exchange for a 49% stake in the JV and an upfront cash payment of $2.75 billion. The Brokerage and Asset Management business recorded a pretax gain of approximately $11.1 billion ($6.7 billion after-tax) on this sale. Both Morgan Stanley and Citi will access the JV for retail distribution, and each firm's institutional businesses will continue to execute order flow from the JV.
     Citigroup’s 49% ownership in the JV is recorded as an equity method investment. In determining the value of its 49% interest in the JV, Citigroup utilized the assistance of an independent third-party valuation firm and utilized both the income and the market approaches.

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

Sale of Upromise Cards Portfolio
During 2008, the Company sold substantially all of the Upromise Cards portfolio to Bank of America for an after-tax gain of $127 million ($201 million pretax). The portfolio sold had balances of approximately $1.2 billion of credit card receivables. This transaction is reflected in the North America Regional Consumer Banking business results.

Sale of CitiStreet
On July 1, 2008, Citigroup and State Street Corporation completed the sale of CitiStreet, a benefits servicing business, to ING Group in an all-cash transaction valued at $900 million. CitiStreet is a joint venture formed in 2000 that, prior to the sale, was owned 50% each by Citigroup and State Street. The transaction closed on July 1, 2008, and generated an after-tax gain of $222 million ($347 million pretax).
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

3. DISCONTINUED OPERATIONS

Sale of Nikko Cordial
On October 1, 2009 the Company announced the successful completion of the sale of Nikko Cordial Securities to Sumitomo Mitsui Banking Corporation. The transaction had a total cash value to Citi of 776 billion yen (U.S. $8.7 billion at an exchange rate of 89.60 yen to U.S. $1.00 as of September 30, 2009). The cash value is composed of the purchase price for the transferred business of 545 billion yen, the purchase price for certain Japanese-listed equity securities held by Nikko Cordial Securities of 30 billion yen, and 201 billion yen of excess cash derived through the repayment of outstanding indebtedness to Citi. After considering the impact of foreign exchange hedges of the proceeds of the transaction, the sale resulted an immaterial gain in 2009. A total of about 7,800 employees are included in the transaction.
     The Nikko Cordial operations had total assets and total liabilities of approximately $24 billion and $16 billion, respectively, at the time of sale, which were reflected in Citi Holdings prior to the sale.
     Results for all of the Nikko Cordial businesses sold are reported as Discontinued operations for all periods presented.
     Summarized financial information for Discontinued operations, including cash flows, related to the sale of Nikko Cordial is as follows:

In millions of dollars	2009	2008	2007
Total revenues, net of interest expense	$646	$1,194	$1,195
Income (loss) from discontinued operations	$(623)	$(694)	$128
Gain on sale	97	—	—
Provision (benefit) for income taxes	(78)	(286)	48
Income (loss) from discontinued
operations, net of taxes	$(448)	$(408)	$80

In millions of dollars	2009	2008	2007
Cash flows from operating activities	$13,867	$(2,853)	$11,169
Cash flows from investing activities	(20,115)	(3,306)	(13,865)
Cash flows from financing activities	6,233	6,179	2,710
Net cash provided by (used in)
discontinued operations	$(15)	$20	$14
Sale of Citigroup’s German Retail Banking Operations
On December 5, 2008, Citigroup sold its German retail banking operations to Crédit Mutuel for 5.2 billion Euro in cash plus the German retail bank’s operating net earnings accrued in 2008 through the closing. The sale resulted in an after-tax gain of approximately $3.9 billion, including the after-tax gain on the foreign currency hedge of $383 million recognized during the fourth quarter of 2008.
     The sale does not include the corporate and investment banking business or the Germany-based European data center.
     The German retail banking operations had total assets and total liabilities as of November 30, 2008 of $15.6 billion and $11.8 billion, respectively.
     Results for all of the German retail banking businesses sold, as well as the net gain recognized in 2008 from this sale, are reported as Discontinued operations for all periods presented.
     Summarized financial information for Discontinued operations, including cash flows, related to the sale of the German retail banking operations is as follows:

In millions of dollars	2009	2008	2007
Total revenues, net of interest expense	$87	$6,592	$2,212
Income from discontinued operations	$(22)	$1,438	$652
Gain on sale	(41)	3,695	—
Provision for income taxes	(42)	426	214
Income from discontinued
operations, net of taxes	$(21)	$4,707	$438

In millions of dollars	2009	2008	2007
Cash flows from operating activities	$5	$(4,719)	$2,227
Cash flows from investing activities	1	18,547	(1,906)
Cash flows from financing activities	(6)	(14,226)	(213)
Net cash provided by (used in)
discontinued operations	$—	$(398)	$108

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
     Summarized financial information for Discontinued operations, including cash flows, related to the sale of CitiCapital is as follows:

In millions of dollars	2009	2008	2007
Total revenues, net of interest expense	$46	$24	$991
Income (loss) from discontinued operations	$(8)	$40	$273
Loss on sale	17	(506)	—
Provision (benefit) for income taxes	4	(202)	83
Income (loss) from discontinued
operations, net of taxes	$5	$(264)	$190

In millions of dollars	2009	2008	2007
Cash flows from operating activities	$—	$(287)	$(1,148)
Cash flows from investing activities	—	349	1,190
Cash flows from financing activities	—	(61)	(43)
Net cash provided by (used in)
discontinued operations	$—	$1	$(1)
Combined Results for Discontinued Operations
The following is summarized financial information for the Nikko Cordial business, German retail banking operations and CitiCapital business. Additionally, contingency consideration payments of $29 million pretax ($19 million after-tax) were received during 2009 related to the sale of Citigroup’s Asset Management business, which was sold in December 2005. Also, in relation to the sale of its Life Insurance and Annuity business in 2005, the Company fulfilled its previously agreed upon obligations with regard to its remaining 10% economic interest in the long-term care business that it had sold to the predecessor of Genworth Financial in 2000. The reimbursement resulted in a pretax loss of $50 million ($33 million after-tax) at December 31, 2008. Both the Asset Management payment received and the Life Insurance and Annuity payment made are included in these balances.

In millions of dollars	2009	2008	2007
Total revenues, net of interest expense	$779	$7,810	$4,398
Income from discontinued operations	$(653)	$784	$1,053
Gain on sale	102	3,139	—
Provision (benefit) for income taxes	(106)	(79)	345
Income from discontinued
operations, net of taxes	$(445)	$4,002	$708

Cash Flows from Discontinued Operations

In millions of dollars	2009	2008	2007
Cash flows from operating activities	$13,872	$(7,859)	$12,248
Cash flows from investing activities	(20,085)	15,590	(14,581)
Cash flows from financing activities	6,227	(8,108)	2,454
Net cash provided by (used in)
discontinued operations	$14	$(377)	$121

4. BUSINESS SEGMENTS
Citigroup is a diversified bank holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The Company’s activities are conducted through the Regional Consumer Banking, Institutional Clients Group (ICG), Citi Holdings and Corporate/Other business segments.
     The Regional Consumer Banking segment includes a global, full-service consumer franchise delivering a wide array of banking, credit card lending, and investment services through a network of local branches, offices and electronic delivery systems.
     The businesses included in the Company’s ICG segment provide corporations, governments, institutions and investors in approximately 100 countries with a broad range of banking and financial products and services.
     The Citi Holdings segment is composed of the Brokerage and Asset Management, Local Consumer Lending and Special Asset Pool.
     Corporate/Other includes net treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications (eliminations), the results of discontinued operations and unallocated taxes.
     The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements.

The following table presents certain information regarding the Company’s continuing operations by segment:

											Identifiable
	Revenues,				Provision (benefit)			Income (loss) from			assets
	net of interest expense			(1)	for income taxes			continuing operations		(1)(2)(3)	at year end
In millions of dollars, except
identifiable assets in billions	2009	2008	2007		2009	2008	2007	2009	2008	2007	2009	2008
Regional Consumer Banking	$22,771	$25,674	$26,643		$(386)	$136	$2,122	$1,891	$(3,140)	$5,589	$213	$199
Institutional Clients Group	37,435	34,881	33,454		5,261	2,746	3,116	12,888	9,305	8,969	866	803
Subtotal Citicorp	60,206	60,555	60,097		4,875	2,882	5,238	14,779	6,165	14,558	1,079	1,002
Citi Holdings	30,635	(6,698)	19,513		(7,239)	(22,621)	(6,338)	(8,239)	(36,012)	(8,692)	547	715
Corporate/Other	(10,556)	(2,258)	(2,310)		(4,369)	(587)	(1,446)	(7,606)	(2,182)	(2,674)	231	221
Total	$80,285	$51,599	$77,300		$(6,733)	$(20,326)	$(2,546)	$(1,066)	$(32,029)	$3,192	$1,857	$1,938

(1)	Includes Citicorp total revenues, net of interest expense, in North America of $19.2 billion, $20.9 billion and $20.4 billion; in EMEA of $15.0 billion, $11.5 billion and $12.3 billion; in Latin America of $12.1 billion, $12.6 billion and $12.6 billion; and in Asia of $13.9 billion, $15.5 billion and $14.7 billion in 2009, 2008 and 2007, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.
(2)	Includes pretax provisions (credits) for credit losses and for benefits and claims in the Regional Consumer Banking results of $7.1 billion, $6.1 billion and $3.3 billion; in the ICG results of $1.7 billion, $1.9 billion and $557 million; and in the Citi Holdings results of $31.4 billion, $26.7 billion and $14.1 billion for 2009, 2008 and 2007, respectively.
(3)	Corporate/Other reflects the restructuring charge, net of changes in estimates, of $1.5 billion for 2008 and $1.5 billion for 2007. Of the total charges, $890 million and $724 million is attributable to Citicorp; $267 million and $642 million to Citi Holdings; and $373 million and $131 million to Corporate/Other, for 2008 and 2007, respectively. See Note 10 to the Consolidated Financial Statements for further discussion.

5. INTEREST REVENUE AND EXPENSE
For the years ended December 31, 2009, 2008 and 2007, respectively, interest revenue and expense consisted of the following:

In millions of dollars	2009	2008	(1)	2007	(1)
Interest revenue
Loan interest, including fees	$47,457	$62,336		$63,201
Deposits with banks	1,478	3,074		3,097
Federal funds sold and securities
purchased under agreements to resell	3,084	9,150		18,341
Investments, including dividends	13,119	10,718		13,423
Trading account assets (2)	10,723	17,446		18,474
Other interest	774	3,775		4,811
Total interest revenue	$76,635	$106,499		$121,347
Interest expense
Deposits (3)	$10,146	$20,271		$28,402
Federal funds purchased and
securities loaned or sold under
agreements to repurchase	3,433	11,265		23,003
Trading account liabilities (2)	289	1,257		1,420
Short-term borrowings	1,425	3,911		7,023
Long-term debt	12,428	16,046		16,110
Total interest expense	$27,721	$52,750		$75,958
Net interest revenue	$48,914	$53,749		$45,389
Provision for loan losses	38,760	33,674		16,832
Net interest revenue after
provision for loan losses	$10,154	$20,075		$28,557

(1)	Reclassified to conform to the current period’s presentation.
(2)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.
(3)	Includes FDIC deposit insurance fees and charges.
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
     The following table presents commissions and fees revenue for the years ended December 31:

In millions of dollars	2009	2008	2007
Credit cards and bank cards	$4,110	$4,517	$5,036
Investment banking	3,466	2,284	5,228
Smith Barney	837	2,836	3,265
ICG trading-related	1,729	2,322	2,706
Transaction services	1,306	1,423	1,166
Other consumer	1,343	1,211	649
Checking-related	1,043	1,134	1,108
Other ICG	531	747	295
Primerica	314	415	455
Loan servicing (1)	1,858	(1,731)	560
Corporate finance (2)	697	(4,876)	(667)
Other	(118)	84	267
Total commissions and fees	$17,116	$10,366	$20,068

(1)	Includes fair value adjustments on mortgage servicing assets. The mark-to-market on the underlying economic hedges of the MSRs is included in Other revenue.
(2)	Includes write-downs of approximately $4.9 billion in 2008 and $1.5 billion in 2007, net of underwriting fees, on funded and unfunded highly leveraged finance commitments, recorded at fair value and reported as loans held for sale in Other assets. Write-downs were recorded on all highly leveraged finance commitments where there was value impairment, regardless of funding date.

7. PRINCIPAL TRANSACTIONS
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products, as well as foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. The following table presents principal transactions revenue for the years ended December 31:

In millions of dollars	2009	2008	2007
Regional Consumer Banking	$911	$149	$592
Institutional Clients Group	6,194	6,498	6,324
Subtotal Citicorp	$7,105	6,647	6,916
Local Consumer Lending	(449)	1,520	773
Brokerage and Asset Management	33	(4,958)	172
Special Asset Pool	(3,112)	(26,714)	(20,719)
Subtotal Citi Holdings	$(3,528)	(30,152)	(19,774)
Corporate/Other	355	904	511
Total Citigroup	$3,932	$(22,601)	$(12,347)

In millions of dollars	2009	2008	2007
Interest rate contracts (1)	$4,075	$(9,081)	159
Foreign exchange contracts (2)	2,762	3,921	2,573
Equity contracts (3)	(334)	(958)	521
Commodity and other contracts (4)	924	970	662
Credit derivatives (5)	(3,495)	(17,453)	(16,262)
Total Citigroup	$3,932	$(22,601)	$(12,347)

(1)	Includes revenues from government securities and corporate debt, municipal securities, preferred stock, mortgage securities, and other debt instruments. Also includes spot and forward trading of currencies and exchange-traded and over-the-counter (OTC) currency options, options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, financial futures, OTC options, and forward contracts on fixed income securities.
(2)	Includes revenues from foreign exchange spot, forward, option and swap contracts, as well as translation gains and losses.
(3)	Includes revenues from common, preferred and convertible preferred stock, convertible corporate debt, equity-linked notes, and exchange-traded and OTC equity options and warrants.
(4)	Primarily includes revenues from crude oil, refined oil products, natural gas, and other commodities trades.
(5)	Includes revenues from structured credit products.
8. INCENTIVE PLANS
The Company has adopted a number of equity compensation plans under which it administers stock options, restricted or deferred stock awards, stock payments and stock purchase programs. The award programs are used to attract, retain and motivate officers, employees and non-employee directors, to provide incentives for their contributions to the long-term performance and growth of the Company, and to align their interests with those of stockholders. The plans are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors (the Committee), which is composed entirely of independent non-employee directors. Since April 19, 2005, all equity awards have been pursuant to stockholder-approved plans.
     At December 31, 2009, approximately 580.33 million shares were authorized and available for grant under Citigroup’s 2009 Stock Incentive Plan, and approximately 66.45 million shares were available for purchase under Citigroup’s 2000 Stock Purchase Plan. The final purchase date for the last offering under the stock purchase plan was in 2005 and the plan will expire by its terms on April 30, 2010. Citigroup’s general practice is to deliver shares from treasury stock upon the exercise or vesting of equity awards.
     The following table shows components of compensation expense relating to the Company’s stock-based compensation programs as recorded during 2009, 2008 and 2007:

In millions of dollars	2009	2008	2007
Charges for estimated awards to
retirement-eligible employees	$207	$110	$467
Option expense	55	29	86
Amortization of deferred cash awards	113	—	—
Amortization of MC LTIP awards (1)	19	18	18
Amortization of salary stock awards	162	—	—
Amortization of restricted and deferred
stock awards (2)	1,543	3,133	2,728
Total	$2,099	$3,290	$3,299

(1)	Management Committee Long-Term Incentive Plan (MC LTIP) awards were granted in 2007. The awards expired in December 2009 without the issuance of shares.
(2)	Represents amortization of expense over the remaining life of all unvested restricted and deferred stock awards granted to all employees prior to 2006. The 2009, 2008 and 2007 periods also include amortization expense for all unvested awards to non-retirement-eligible employees on or after January 1, 2006. Amortization includes estimated forfeitures of awards.

Stock Award Programs
Citigroup issues (and has issued) shares of its common stock in the form of restricted stock awards, deferred stock awards, and stock payments pursuant to the 2009 Stock Incentive Plan (and predecessor plans) to its officers, employees and non-employee directors.
     Citigroup’s primary stock award program is the Capital Accumulation Program (CAP). Generally, CAP awards of restricted or deferred stock constitute a percentage of annual incentive compensation and vest ratably over four-year periods, beginning on the first anniversary of the award date.
     Continuous employment within Citigroup is generally required to vest in CAP and other stock award programs. Typically, full or partial vesting is provided for participants whose employment is terminated involuntarily during the vesting period for a reason other than “gross misconduct,” who meet specified age and service requirements (retirement-eligible participants), or who die or become disabled during the vesting period. Post-employment vesting by retirement-eligible participants is generally conditioned upon their refraining from competing with Citigroup during the remaining vesting period.
     Generally, in order to reduce the use of shares under Citigroup’s stockholder-approved stock incentive plan, the percentages of total annual incentives awarded pursuant to CAP in 2009 and 2010 were reduced and were instead awarded as deferred cash awards in the U.S. and the U.K. The deferred cash awards are subject to two-year and four-year vesting schedules, but the other terms and conditions are the same as CAP awards. The deferred cash awards earn a return during the vesting period based on LIBOR; in 2010 only, a portion of the deferred cash award was denominated as a stock unit, the value of which will fluctuate based on the price of Citi common stock. In both cases, only cash will be delivered at vesting.
     In 2009 and prior years, CAP awards were granted to Smith Barney financial advisors and employees of certain other businesses with two-year vesting schedules (FA CAP).
     From 2003 to 2007, Citigroup granted annual stock awards under its Citigroup Ownership Program (COP) to a broad base of employees who were not eligible for CAP. The COP awards of restricted or deferred stock vest after three years, but otherwise have terms similar to CAP.
     Non-employee directors receive part of their compensation in the form of deferred stock awards that vest in two years, and may elect to receive part of their retainer in the form of a stock payment, which they may elect to defer.
     From time to time, restricted or deferred stock awards are made to induce talented employees to join Citigroup or as special retention awards to key employees. Vesting periods vary, but are generally two to four years. Generally, recipients must remain employed through the vesting dates to receive the shares awarded, except in cases of death, disability, or involuntary termination other than for “gross misconduct.” Unlike CAP, these awards do not usually provide for post-employment vesting by retirement-eligible participants.
     For all stock awards, during the applicable vesting period, the shares awarded are not issued to participants (in the case of a deferred stock award) or cannot be sold or transferred by the participants (in the case of a restricted stock award), until after the vesting conditions have been satisfied. Recipients of deferred stock awards do not have any stockholder rights until shares are delivered to them, but they generally are entitled to receive dividend-equivalent payments during the vesting period. Recipients of restricted stock awards are entitled to a limited voting right and to receive dividend equivalent payments during the vesting period. Once a stock award vests, the shares become freely transferable (but certain executives are required to hold the shares subject to a stock ownership commitment).
     Compensation in respect of 2009 performance to certain officers and highly-compensated employees (other than the CEO, who received no incentive compensation) was administered pursuant to structures approved by the Special Master for TARP Executive Compensation (Special Master). Pursuant to such structures, the affected employees did not participate in CAP and instead received equity compensation in the form of salary stock payments (which become transferrable in monthly installments over periods of either one year or three years beginning in January 2010), and incentive awards in the form of fully-vested stock payments, long-term restricted stock (LTRS) and other restricted and deferred stock awards subject to vesting requirements and sale restrictions. The LTRS awards generally will not vest unless the employee remains employed until January 20, 2013, and vested shares will become transferable only in 25% installments as each 25% of Citi’s TARP obligations is repaid. The awards are also subject to clawback provisions. Similar to CAP awards, the LTRS awards will vest in the event of the recipient’s death or disability, but vesting upon retirement or a change in control are not provided. The other restricted and deferred stock awards vest ratably over three years pursuant to terms similar to CAP awards, but vested shares are subject to sale restrictions until the later of the first anniversary of the regularly scheduled vesting date, or January 20, 2013.
     Unearned compensation expense associated with the CAP, COP and the other restricted and deferred stock awards described above represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period, except for those awards granted to retirement-eligible employees. The charge to income for awards made to retirement-eligible employees is accelerated based on the dates the retirement rules are met. Beginning in 2006, stock awards to retirement-eligible employees are recognized in the year prior to the grant in the same manner as cash incentive compensation is accrued.
     In connection with its agreement to repay $20 billion of its TARP obligations to the U.S. Treasury Department in December 2009, Citigroup announced that $1.7 billion of incentive compensation that would have otherwise been awarded in cash to employees in respect of 2009 performance would instead be awarded as “common stock equivalent” (CSE) awards. CSE awards are denominated in U.S. dollars or in local currency and will be paid in April 2010. CSEs are subject to forfeiture only if employment is terminated for reason of “gross misconduct” on or prior to the payment date. If stockholders approve in April 2010, the CSEs will be paid in fully transferable shares of Citigroup common stock. The number of shares to be delivered will equal the CSE award value divided by the then fair market value of the common stock. For CSEs awarded to certain employees whose compensation structure was approved by the Special Master, 50% of the shares to be delivered in April 2010 will be subject to restrictions on sale and transfer until January 20, 2011. In lieu of 2010 CAP awards, certain retirement-eligible employees were instead awarded CSEs payable in April 2010, but any shares that are to be delivered in April 2010 (subject to stockholder approval) will be subject to restrictions on sale or transfer that will lapse in four equal annual installments beginning January 20, 2011. CSE awards have generally been accrued as compensation expenses in the year 2009 and will be recorded as a liability from the January 2010 grant date until the settlement date in April 2010. If stockholders approve delivery of Citigroup stock for the CSE awards, CSE awards will likely be paid as new issues of common stock as an exception to the Company’s practice of delivering shares from treasury stock, and the recorded liability will be reclassified as equity at that time.
     In January 2009, members of the Management Executive Committee (except the CEO and CFO) received 30% of their incentive awards for 2008 as performance vesting-equity awards. These awards vest 50% if the price of Citigroup common stock meets a price target of $10.61, and 50% for a price target of $17.85, in each case on or prior to January 14, 2013. The price target will be met only if the NYSE closing price equals or exceeds the applicable price target for at least 20 NYSE trading days within any period of 30 consecutive NYSE trading days ending on or before January 14, 2013. Any shares that have not vested by such date will vest according to a fraction, the numerator of which is the share price on the delivery date and the denominator of which is the price target of the unvested shares. No dividend equivalents are paid on unvested awards. Fair value of the awards is recognized as compensation expense ratably over the vesting period.
     On July 17, 2007, the Committee approved the Management Committee Long-Term Incentive Plan (MC LTIP) (pursuant to the terms of the shareholder-approved 1999 Stock Incentive Plan) under which participants received an equity award that could be earned based on Citigroup’s performance against various metrics relative to peer companies and publicly-stated return on equity (ROE) targets measured at the end of each calendar year beginning with 2007. The final expense for each of the three consecutive calendar years was adjusted based on the results of the ROE tests. No awards were earned for 2009, 2008 or 2007 and no shares were issued because performance targets were not met. No new awards were made under the MC LTIP since the initial award in July 2007.
     CAP participants in 2008, 2007, 2006 and 2005, and FA CAP participants in those years and in 2009, could elect to receive all or part of their award in stock options. The figures presented in the stock option program tables (see “Stock Option Programs” below) include options granted in lieu of CAP and FA CAP stock awards in those years.
     A summary of the status of Citigroup’s unvested stock awards at December 31, 2009 and changes during the 12 months ended December 31, 2009 are presented below:

		Weighted-average
		grant date
Unvested stock awards	Shares	fair value
Unvested at January 1, 2009	226,210,859	$36.23
New awards	162,193,923	$4.35
Cancelled awards	(51,873,773)	$26.59
Deleted awards	(568,377)	$13.91
Vested awards (1)	(148,011,884)	$25.96
Unvested at December 31, 2009	187,950,748	$19.53

(1)	The weighted-average market value of the vestings during 2009 was approximately $3.64 per share.

     At December 31, 2009, there was $1.6 billion of total unrecognized compensation cost related to unvested stock awards net of the forfeiture provision. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Stock Option Programs
The Company has a number of stock option programs for its non-employee directors, officers and employees. Generally, in January 2008, 2007 and 2006, stock options were granted only to CAP and FA CAP participants who elected to receive stock options in lieu of restricted or deferred stock awards, and to non-employee directors who elected to receive their compensation in the form of a stock option grant. Beginning in 2009, CAP participants, and directors may no longer elect to receive stock options. Occasionally, stock options also may be granted as sign-on awards. All stock options are granted on Citigroup common stock with exercise prices that are no less than the fair market value at the time of grant (which is defined under the plan to be the NYSE closing price on the trading day immediately preceding the grant date, or on the grant date for grants to certain officers). Generally, options granted from 2003 through 2009 have six-year terms, and vest ratably over three- or four-year periods; however, directors’ options cliff vest after two years, and vesting schedules for sign-on grants may vary. The sale of shares acquired through the exercise of employee stock options granted from 2003 through 2008 (and FA CAP options granted in 2009) is restricted for a two-year period (and may be subject to the stock ownership commitment of senior executives thereafter).
     Prior to 2003, Citigroup options, including options granted since the date of the merger of Citicorp and Travelers Group, Inc., generally vested at a rate of 20% per year over five years (with the first vesting date occurring 12 to 18 months following the grant date) and had 10-year terms. Certain options, mostly granted prior to January 1, 2003, and with 10-year terms, permit an employee exercising an option under certain conditions to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months. Reload options may in turn be exercised using the reload method, given certain conditions. An option may not be exercised using the reload method unless the market price on the date of exercise is at least 20% greater than the option exercise price.
     On October 29, 2009, Citigroup made a one-time broad-based option grant to employees worldwide. The options have a six-year term, and generally vest in three equal installments over three years, beginning on the first anniversary of the grant date. The options were awarded with a strike price equal to the NYSE closing price on the trading day immediately preceding the date of grant ($4.08). The CEO and other employees whose 2009 compensation was subject to structures approved by the Special Master did not participate in this grant.
     In January 2009, members of the Management Executive Committee received 10% of their awards as performance-priced stock options, with an exercise price that placed the awards significantly “out of the money” on the date of grant. Half of each executive’s options have an exercise price of $17.85 and half have an exercise price of $10.61. The options were granted on a day on which Citi’s closing price was $4.53. The options have a 10-year term and vest ratably over a four-year period.
     On January 22, 2008, Vikram Pandit, CEO, was awarded stock options to purchase three million shares of common stock. The options vest 25% per year beginning on the first anniversary of the grant date and expire on the tenth anniversary of the grant date. One-third of the options have an exercise price equal to the NYSE closing price of Citigroup stock on the grant date ($24.40), one-third have an exercise price equal to a 25% premium over the grant-date closing price ($30.50), and one-third have an exercise price equal to a 50% premium over the grant date closing price ($36.60). The first installment of these options vested on January 22, 2009. These options do not have a reload feature.
     From 1997-2002, a broad base of employees participated in annual option grant programs. The options vested over five-year periods, or cliff vested after five years, and had 10-year terms but no reload features. No grants have been made under these programs since 2002.

Information with respect to stock option activity under Citigroup stock option programs for the years ended December 31, 2009, 2008 and 2007 is as follows:

			2009			2008			2007
		Weighted-			Weighted-			Weighted-
		average	Intrinsic		average	Intrinsic		average	Intrinsic
		exercise	value		exercise	value		exercise	value
	Options	price	per share	Options	price	per share	Options	price	per share
Outstanding, beginning of period	143,860,657	$41.84	$—	172,767,122	$43.08	$—	212,067,917	$41.87	$13.83
Granted—original	321,244,728	4.27	—	18,140,448	24.70	—	2,178,136	54.21	—
Granted—reload	—	—	—	15,984	28.05	—	3,093,370	52.66	—
Forfeited or exchanged	(39,285,305)	36.98	—	(24,080,659)	42.19	—	(8,796,402)	46.26	1.52
Expired	(21,775,274)	36.21	—	(20,441,584)	38.88	—	(843,256)	43.40	4.38
Exercised	—	—	—	(2,540,654)	22.36	—	(34,932,643)	36.62	11.16
Outstanding, end of period	404,044,806	$12.75	$—	143,860,657	$41.84	$—	172,767,122	$43.08	$—
Exercisable at end of period	78,939,093			123,654,795			165,024,814

The following table summarizes the information about stock options outstanding under Citigroup stock option programs at December 31, 2009:

			Options outstanding		Options exercisable
		Weighted-average
	Number	contractual life	Weighted-average	Number	Weighted-average
Range of exercise prices	outstanding	remaining	exercise price	exercisable	exercise price
$2.97–$9.99	310,267,922	5.8 years	$4.08	232,964	$5.89
$10.00–$19.99	5,718,033	8.6 years	14.75	257,547	15.74
$20.00–$29.99	10,765,908	4.5 years	24.52	3,518,919	24.81
$30.00–$39.99	6,340,854	3.8 years	34.66	4,836,471	35.01
$40.00–$49.99	63,222,120	1.0 years	46.17	62,878,916	46.16
$50.00–$56.41	7,729,969	2.0 years	52.12	7,214,276	51.96
	404,044,806	5.0 years	$12.76	78,939,093	$44.83

As of December 31, 2009, there was $445.6 million of total unrecognized compensation cost related to stock options; this cost is expected to be recognized over a weighted-average period of 1.9 years.

Fair Value Assumptions
Reload options are treated as separate grants from the related original grants. Pursuant to the terms of currently outstanding reloadable options, upon exercise of an option, if employees use previously owned shares to pay the exercise price and surrender shares otherwise to be received for related tax withholding, they will receive a reload option covering the same number of shares used for such purposes, but only if the market price on the date of exercise is at least 20% greater than the option exercise price. Reload options vest after six months and carry the same expiration date as the option that gave rise to the reload grant. The exercise price of a reload grant is the fair-market value of Citigroup common stock on the date the underlying option is exercised. Reload options are intended to encourage employees to exercise options at an earlier date and to retain the shares acquired. The result of this program is that employees generally will exercise options as soon as they are able and, therefore, these options have shorter expected lives. Shorter option lives result in lower valuations. However, such values are expensed more quickly due to the shorter vesting period of reload options. In addition, since reload options are treated as separate grants, the existence of the reload feature results in a greater number of options being valued. Shares received through option exercises under the reload program, as well as certain other options, are subject to restrictions on sale.
     Additional valuation and related assumption information for Citigroup option programs is presented below. Citigroup uses a lattice-type model to value stock options.

For options granted during	2009	2008	2007
Weighted-average per-share fair value,
at December 31	$1.38	$3.62	$6.52
Weighted-average expected life
Original grants	5.87 yrs.	5.00 yrs.	4.66 yrs.
Reload grants	N/A	1.04 yrs.	1.86 yrs.
Valuation assumptions
Expected volatility	35.89%	25.11%	19.21%
Risk-free interest rate	2.79%	2.76%	4.79%
Expected dividend yield	0.02%	4.53%	4.03%
Expected annual forfeitures
Original and reload grants	7.6%	7%	7%

N/A  Not applicable

9. RETIREMENT BENEFITS
The Company has several non-contributory defined-benefit pension plans covering certain U.S. employees and has various defined-benefit pension and termination-indemnity plans covering employees outside the United States. The U.S. qualified defined-benefit plan provides benefits under a cash balance formula. However, employees satisfying certain age and service requirements remain covered by a prior final-average pay formula under that plan. Effective January 1, 2008, the U.S. qualified pension plan was frozen for most employees. Accordingly, no additional compensation-based contributions were credited to the cash-balance plan for existing plan participants during 2008 or 2009. However, certain employees covered under the prior final-pay plan continue to accrue benefits. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States.
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

Net (Benefit) Expense

	Pension plans						Postretirement benefit plans
	U.S. plans (1)			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
Benefits earned during the year	$18	$23	$301	$148	$201	$202	$1	$1	$1	$26	$36	$27
Interest cost on benefit obligation	649	674	641	301	354	318	61	62	59	89	96	75
Expected return on plan assets	(912)	(949)	(889)	(336)	(487)	(477)	(10)	(12)	(12)	(77)	(109)	(103)
Amortization of unrecognized
Net transition obligation	—	—	—	(1)	1	2	—	—	—	—	—	—
Prior service cost (benefit)	(1)	(2)	(3)	4	4	3	(1)	—	(3)	—	—	—
Net actuarial loss	10	—	84	60	24	39	2	4	3	18	21	13
Curtailment (gain) loss (2)	47	56	—	22	108	36	—	16	9	—	—	—
Net (benefit) expense	$(189)	$(198)	$134	$198	$205	$123	$53	$71	$57	$56	$44	$12

(1)	The U.S. plans exclude nonqualified pension plans, for which the net expense was $41 million in 2009, $38 million in 2008 and $45 million in 2007.
(2)	The 2009 curtailment loss in the non-U.S pension plans includes $18 million gain reflecting the sale of Citigroup’s Nikko operations. See Note 3 to the Consolidated Financial Statements for further discussion of the sale of Nikko operations.

The estimated net actuarial loss, prior service cost and net transition obligation that will be amortized from Accumulated other comprehensive income (loss) into net expense in 2010 are approximately $104 million, $2 million and $(2) million, respectively, for defined-benefit pension plans. For postretirement plans, the estimated 2010 net actuarial loss and prior service cost amortizations are approximately $21 million and $(3) million, respectively.

Net Amount Recognized

	Pension plans				Post retirement benefit plans
	U.S. plans	(1)	Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2009	2008	2009	2008	2009	2008	2009	2008
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$11,010	$11,029	$4,563	$6,007	$1,062	$1,042	$937	$1,193
Benefits earned during the year	18	23	148	201	1	1	26	36
Interest cost on benefit obligation	649	674	301	354	60	62	89	96
Plan amendments	—	—	(2)	2	—	—	(4)	—
Actuarial loss (gain)	559	(167)	533	(625)	43	1	57	(79)
Benefits paid	(1,105)	(607)	(225)	(282)	(93)	(72)	(42)	(41)
Expected Medicare Part D subsidy	—	—	—	—	13	11	—	—
Acquisitions	—	—	—	206	—	—	—	—
Divestitures	—	—	(170)	(380)	—	—	—	—
Settlements	—	—	(94)	(65)	—	—	—	—
Curtailments (2)	47	58	13	3	—	17	(3)	(2)
Foreign exchange impact	—	—	333	(858)	—	—	81	(266)
Projected benefit obligation at year end	$11,178	$11,010	$5,400	$4,563	$1,086	$1,062	$1,141	$937
Change in plan assets
Plan assets at fair value at beginning of year	$11,516	$12,840	$4,536	$6,629	$143	$191	$671	$1,008
Actual return on plan assets	(488)	(730)	728	(883)	(7)	(7)	194	(182)
Company contributions (3)	11	13	382	286	71	31	91	72
Employee contributions	—	—	5	6	—	—	—	—
Acquisitions	—	—	—	165	—	—	—	—
Divestitures	—	—	(122)	(380)	—	—	—	—
Settlements	—	—	(95)	(57)	—	—	—	—
Benefits paid	(1,105)	(607)	(225)	(282)	(93)	(72)	(42)	(42)
Foreign exchange impact	—	—	383	(948)	—	—	53	(185)
Plan assets at fair value at year end	$9,934	$11,516	$5,592	$4,536	$114	$143	$967	$671
Funded status of the plan at year end (4)	$(1,244)	$506	$192	$(27)	$(972)	$(919)	$(174)	$(266)
Net amount recognized
Benefit asset	$—	$506	$684	$511	$—	$—	$57	$—
Benefit liability	(1,244)	—	(492)	(538)	(972)	(919)	(231)	(266)
Net amount recognized on the balance sheet	$(1,244)	$506	$192	$(27)	$(972)	$(919)	$(174)	$(266)
Amounts recognized in Accumulated
other comprehensive income (loss)
Net transition obligation	$—	$—	$(4)	$(5)	$—	$—	$1	$1
Prior service cost (benefit)	(2)	(4)	23	29	(10)	(10)	(5)	(1)
Net actuarial loss	3,927	1,978	1,280	1,219	99	41	393	442
Net amount recognized in equity—pretax	$3,925	$1,974	$1,299	$1,243	$89	$31	$389	$442
Accumulated benefit obligation at year end	$11,129	$10,937	$4,902	$4,145	$1,086	$1,062	$1,141	$937

(1)	The U.S. plans exclude nonqualified pension plans, for which the aggregate projected benefit obligation was $637 million and $586 million and the aggregate accumulated benefit obligation was $636 million and $580 million at December 31, 2009 and 2008, respectively. These plans are unfunded. As such, the funded status of these plans is $(637) million and $(586) million at December 31, 2009 and 2008, respectively. Accumulated other comprehensive income (loss) reflects pretax charges of $137 million and $72 million at December 31, 2009 and 2008, respectively, that primarily relate to net actuarial loss.
(2)	Changes in projected benefit obligation due to curtailments in the non-U.S. pension plans in 2009 include $(3) million and $(9) million in curtailment gains and $16 million and $12 million in special termination costs during 2009 and 2008, respectively.
(3)	Company contributions to the U.S. pension plan include $11 million and $13 million during 2009 and 2008, respectively, relating to certain investment advisory fees and administrative costs that were absorbed by the Company. Company contributions to the non-U.S. pension plans include $29 million and $55 million of benefits directly paid by the Company during 2009 and 2008, respectively.
(4)	The U.S. qualified pension plan is fully funded under specified ERISA funding rules as of January 1, 2009 and projected to be fully funded under these rules as of December 31, 2009.

The following table shows the change in Accumulated other comprehensive income (loss) for the years ended December 31, 2009 and 2008:

In millions of dollars	2009	2008	Change
Other assets
Prepaid benefit cost	$741	$1,017	$(276)
Other liabilities
Accrued benefit liability	3,576	2,309	1,267
Funded status (1)	$(2,835)	$(1,292)	$(1,543)
Change in deferred taxes, net			$513
Amortization and other			184
Change in accumulated other
comprehensive income (loss)			$(846)

(1)	Funded status consists of Net amount recognized on the balance sheet of the U.S. qualified and nonqualified pension and postretirement benefit plans, as well as the non-U.S. pension and postretirement plans.

     At the end of 2009 and 2008, for both qualified and nonqualified plans and for both funded and unfunded plans, the aggregate projected benefit obligation (PBO), the aggregate accumulated benefit obligation (ABO), and the aggregate fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	PBO exceeds fair value of plan					ABO exceeds fair value of plan
	assets					assets
	U.S. plans		(1)	Non-U.S. plans		U.S. plans		(1)	Non-U.S. plans
In millions of dollars	2009	2008		2009	2008	2009	2008		2009	2008
Projected benefit obligation	$11,815	$586		$1,662	$1,866	$11,815	$586		$1,288	$1,374
Accumulated benefit obligation	11,765	580		1,414	1,640	11,765	580		1,127	1,231
Fair value of plan assets	9,934	—		1,169	1,328	9,934	—		842	875

(1)	In 2009, the PBO and ABO of the U.S. plans include $11,178 million and $11,129 million, respectively, relating to the qualified plan and $637 million and $636 million, respectively, relating to the nonqualified plans. The PBO and ABO of the U.S. qualified pension plan did not exceed fair value of plan assets at December 31, 2008 and were not included in the 2008 benefit obligations summarized above.

     At December 31, 2009, combined accumulated benefit obligations for the U.S. and non-U.S. pension plans, excluding U.S. nonqualified plans, exceeded plan assets by $0.5 billion. At December 31, 2008, combined plan assets for the U.S. and non-U.S. pension plans, excluding U.S. nonqualified plans, exceeded the accumulated benefit obligations by $1.0 billion.

Assumptions
The discount rate and future rate of compensation assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Company’s plans are shown in the following table:

At year end	2009	2008
Discount rate
U.S. plans (1)
Pension	5.90%	6.1%
Postretirement	5.55	6.0
Non-U.S. plans
Range	2.00 to 13.25	1.75 to 17.0
Weighted average	6.50	6.6
Future compensation increase rate
U.S. plans (2)	3.00	3.0
Non-U.S. plans
Range	1.0 to 12.0	1.0 to 11.5
Weighted average	4.60	4.5

During the year	2009	2008
Discount rate
U.S. plans (1)
Pension	6.1%	6.2%
Postretirement	6.0	6.0
Non-U.S. plans
Range	1.75 to 17.0	2.0 to 10.25
Weighted average	6.60	6.2
Future compensation increase rate
U.S. plans (2)	3.0	3.0
Non-U.S. plans
Range	1.0 to 11.5	1.0 to 8.25
Weighted average	4.5	4.4

(1)	Weighted-average rates for the U.S. plans equal the stated rates.
(2)	Effective January 1, 2008, the U.S. qualified pension plan was frozen. Only the future compensation increases for the grandfathered employees will affect future pension expense and obligations. Future compensation increase rates for small groups of employees were 4% or 6%.

A one-percentage-point change in the discount rates would have the following effects on pension expense:

	One-percentage-point increase			One-percentage-point decrease
In millions of dollars	2009	2008	2007	2009	2008	2007
Effect on pension expense for U.S. plans (1)	$14	$36	$25	$(27)	$(24)	$(5)
Effect on pension expense for non-U.S. plans	(40)	(58)	(59)	62	94	80

(1)	Due to the freeze of the U.S. qualified pension plan commencing January 1, 2008, the majority of the prospective service cost has been eliminated and the gain/loss amortization period was changed to the life expectancy for inactive participants. As a result, pension expense for the U.S. qualified pension plan is driven more by interest costs than service costs, and an increase in the discount rate would increase pension expense, while a decrease in the discount rate would decrease pension expense.

Assumed health-care cost-trend rates were as follows:

	2009	2008
Health-care cost increase rate U.S. plans
Following year	8.00%	7.50%
Ultimate rate to which cost increase is assumed to decline	5.00	5.00
Year in which the ultimate rate is reached	2016	2014

A one-percentage-point change in assumed health-care cost-trend rates would have the following effects:

	One-percentage-		One-percentage-
	point increase		point decrease
In millions of dollars	2009	2008	2009	2008
Effect on benefits earned and
interest cost for U.S. plans	$3	$3	$(3)	$(2)
Effect on accumulated
postretirement benefit
obligation for U.S. plans	60	47	(49)	(41)

     Citigroup considers the expected rate of return to be a long-term assessment of return expectations, based on each plan’s expected asset allocation, and does not anticipate changing this assumption annually unless there are significant changes in economic conditions or portfolio composition. Market performance over a number of earlier years is evaluated covering a wide range of economic conditions to determine whether there are sound reasons for projecting any past trends.
     The expected long-term rates of return on assets used in determining the Company’s pension expense are shown below:

	2009	2008
Rate of return on assets
U.S. plans (1)	7.75%	8.00%
Non-U.S. plans
Range	2.50 to 13.0	3.14 to 12.5
Weighted average	7.31	7.62

(1)	Weighted-average rates for the U.S. plans equal the stated rates. As of December 31, 2008, the Company lowered its expected rate of return to 7.75%.

A one-percentage-point change in the expected rates of return would have the following effects on pension expense:

	One-percentage-point increase			One-percentage-point decrease
In millions of dollars	2009	2008	2007	2009	2008	2007
Effect on pension expense for U.S. plans	$(109)	$(118)	$(118)	$109	$118	$118
Effect on pension expense for non-U.S. plans	(44)	(66)	(59)	44	66	59

Plan Assets
Citigroup’s pension and postretirement plans’ asset allocations for the U.S. plans at the end of 2009 and 2008, and the target allocations for 2010 by asset category based on asset fair values, are as follows:

	Target asset	U.S. pension assets		U.S. postretirement assets
	allocation	at December 31		at December 31
Asset category (1)	2010	2009	2008	2009	2008
Equity securities (2)	0 to 34%	12%	6%	12%	6%
Debt securities	30 to 67	40	42	39	42
Real estate	0 to 7	5	6	5	6
Private equity	0 to 15	16	17	16	17
Other investments	8 to 34	27	29	28	29
Total		100%	100%	100%	100%

(1)	Target asset allocations for the U.S. plans are set by investment strategy, not by investment product. For example, private equities with an underlying investment in real estate are classified in the real estate asset category, not private equity.
(2)	Equity securities in the U.S. pension plans include no Citigroup common stock at the end of 2009 and 2008.

     Third-party investment managers and third-party affiliated advisors provide their respective services to Citigroup’s U.S. pension plans. Assets are rebalanced as the Pension Plan Investment Committee deems appropriate. Citigroup’s investment strategy, with respect to its pension assets, is to maintain a globally diversified investment portfolio across several asset classes, targeting an annual rate of return of 7.75% that, when combined with Citigroup’s contributions to the plans, will maintain the plans’ ability to meet all required benefit obligations.
     Citigroup’s pension and postretirement plans’ weighted-average asset allocations for the non-U.S. plans and the actual ranges at the end of 2009 and 2008, and the weighted-average target allocations for 2010 by asset category based on asset fair values, are as follows:

		Non-U.S. pension plans
	Weighted-average	Actual range		Weighted-average
	target asset allocation	at December 31		at December 31
Asset category	2010	2009	2008	2009	2008
Equity securities	23%	0 to 64%	0 to 57%	34%	34%
Debt securities	67	0 to 99	0 to 86	55	55
Real estate	1	0 to 29	0 to 40	1	1
Other investments	9	0 to 100	0 to 100	10	10
Total	100%			100%	100%

		Non-U.S. postretirement plans
	Weighted-average	Actual range		Weighted-average
	target asset allocation	at December 31		at December 31
Asset category	2010	2009	2008	2009	2008
Equity securities	39%	0 to 53%	0 to 53%	52%	52%
Debt securities	41	0 to 100	36 to 100	37	37
Other investments	20	0 to 11	0 to 11	11	11
Total	100%			100%	100%

Fair Value Disclosure
Plan assets by detailed asset categories and the fair value hierarchy are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans				(1)
	Fair value measurement at December 31, 2009
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$531	$—	$1	$532
Non-U.S. equity	310	—	1	311
Mutual funds	199	—	—	199
Debt securities
U.S. treasuries	1,263	—	—	1,263
U.S. agency	—	124	—	124
U.S. corporate bonds	—	809	1	810
Non-U.S. government debt	—	350	—	350
Non-U.S. corporate bonds	—	218	—	218
State and municipal debt	—	41	—	41
Hedge funds	—	1,398	1,235	2,633
Asset backed securities	—	33	—	33
Mortgage backed securities	—	33	—	33
Annuity contracts	—	—	215	215
Private equity	—	—	2,539	2,539
Other investments (2)	(14)	18	148	152
Real estate	9	—	—	9
Total investments	$2,298	$3,024	$4,140	$9,462
Cash and cash equivalents	$108	$478	$—	$586
Total assets	$2,406	$3,502	$4,140	$10,048

(1)	The investments of the U.S. pension and postretirement benefit plans are commingled in a trust. At December 31, 2009, the allocable interests of the U.S. pension and postretirement benefit plans were 98.9% and 1.1%, respectively.
(2)	Other investments classified as Level 1 include futures carried at fair value.

In millions of dollars	Non-U.S. pension and postretirement benefit plans				(1)
	Fair value measurement at December 31, 2009
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$—	$19	$—	$19
Non-U.S. equity	323	422	—	745
Mutual funds	922	2,035	—	2,957
Debt securities
U.S. Treasuries	—	19	—	19
Non-U.S. government debt	1	1,159	—	1,160
Non-U.S. corporate bonds	—	292	87	379
State and municipal debt	—	13	—	13
Hedge funds	—	—	13	13
Real estate	—	—	14	14
Total investments	$1,246	$3,959	$114	$5,319
Cash and cash equivalents	$30	$16	$—	$46
Total assets	$1,276	$3,975	$114	$5,365

(1)	The assets of the non-U.S. plans include assets of the top five countries, which make up 82% of all non-U.S. plan assets at December 31, 2009.

Level 3 Roll Forward
The reconciliations of the beginning and ending balances during the period for Level 3 assets are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans
	Beginning Level 3	Realized	Unrealized	Purchases,	Transfers in	Ending Level 3
	market value at	gains	gains	sales,	and/or out of	market value at
Asset categories	Dec. 31, 2008	(losses)	(losses)	issuances	Level 3	Dec. 31, 2009
Equity securities
U.S. equity	$—	$—	$—	$1	$—	$1
Non-U.S. equity	—	—	—	1	—	1
Mutual funds	2	—	—	—	(2)	—
Debt securities
U.S. corporate bonds	1	—	1	(1)	—	1
Hedge funds	1,390	(2)	109	(168)	(94)	1,235
Annuity contracts	277	60	(61)	(61)	—	215
Private equity	2,877	(14)	(504)	180	—	2,539
Other investments	170	12	(4)	(30)	—	148
Total assets	$4,717	$56	$(459)	$(78)	$(96)	$4,140

In millions of dollars	Non-U.S. pension and postretirement benefit plans
	Beginning Level 3	Realized	Unrealized	Purchases,	Transfers in	Ending Level 3
	market value at	gains	gains	sales,	and/or out of	market value at
Asset categories	Dec. 31, 2008	(losses)	(losses)	issuances	Level 3	Dec. 31, 2009
Debt securities
Non-U.S. corporate bonds	$—	$—	$—	$87	$—	$87
Hedge funds	14	—	(1)	—	—	13
Real estate	13	—	1	—	—	14
Total assets	$27	$—	$—	$87	$—	$114

Investment Strategy
Citigroup’s global pension and postretirement funds’ investment strategies are to invest in a prudent manner for the exclusive purpose of providing benefits to participants. The investment strategies are targeted to produce a total return that, when combined with Citigroup’s contributions to the funds, will maintain the funds’ ability to meet all required benefit obligations. Risk is controlled through diversification of asset types and investments in domestic and international equities, fixed-income securities and cash. The target asset allocation in most locations outside the U.S. is to have the majority of the assets in either equity or debt securities. These allocations may vary by geographic region and country depending on the nature of applicable obligations and various other regional considerations. The wide variation in the actual range of plan asset allocations for the funded non-U.S. plans is a result of differing local statutory requirements and economic conditions. For example, in certain countries local law requires that all pension plan assets must be invested in fixed-income investments, government funds, or local-country securities.

Significant Concentrations of Risk in Plan Assets
The assets of Citigroup’s pension plans are diversified to limit the impact of any individual investment. The U.S. pension plan is diversified across multiple asset classes, with publicly traded fixed income, hedge funds and private equity representing the most significant asset allocations. Investments in these three asset classes are further diversified across funds, managers, strategies, vintages, sectors and geographies, depending on the specific characteristics of each asset class. The pension assets for Citigroup’s largest non-U.S. plans are primarily invested in publicly-traded fixed income and publicly-traded equity securities.

Risk management practices
Risk management oversight for Citigroup’s U.S. pension plans and largest non-U.S. pension plans is performed by Citigroup’s Independent Risk Management Regional Units. The risk oversight function covers market risk, credit risk and operational risk. Although the specific components of risk oversight are tailored to the requirements of each region and of each country, the following risk management elements are common to all regions:
  Periodic asset liability management and strategic asset allocation studies
  Monitoring of funding levels and funding ratios
  Monitoring compliance with asset allocation guidelines
  Monitoring asset class performance against asset class benchmarks
  Monitoring investor manager performance against benchmarks
  Quarterly risk capital measurement
Risk management for the remaining non-U.S. pension assets and liabilities is performed by Citigroup’s local country management.

Contributions
Citigroup’s pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements rather than to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under ERISA, if appropriate to its tax and cash position and the plans’ funded position. For the U.S. pension plans, at December 31, 2009, there were no minimum required cash contributions, and no discretionary or non-cash contributions are currently planned. For the non-U.S. pension plans, discretionary cash contributions in 2010 are anticipated to be approximately $160 million. In addition, the Company expects to contribute $35 million of benefits to be directly paid by the Company for its unfunded non-U.S. pension and postretirement plans. For the U.S. postretirement benefit plans, there are no expected or required contributions for 2010. For the non-U.S. postretirement benefit plans, expected cash contributions for 2010 are $72 million including $3 million of benefits to be directly paid by the Company. These estimates are subject to change, since contribution decisions are affected by various factors, such as market performance and regulatory requirements; in addition, management has the ability to change funding policy.

Estimated Future Benefit Payments
The Company expects to pay the following estimated benefit payments in future years:

	U.S. plans		Non-U.S. plans
	Pension	Pension	Postretirement
In millions of dollars	benefits	benefits	benefits
2010	$727	$327	$45
2011	739	290	47
2012	760	295	50
2013	774	302	54
2014	788	316	57
2015–2019	4,113	1,815	357

Prescription Drugs
In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act of 2003”) was enacted. The Act of 2003 established a prescription drug benefit under Medicare known as “Medicare Part D,” and a federal subsidy to sponsors of U.S. retiree health-care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The benefits provided to certain participants are at least actuarially equivalent to Medicare Part D and, accordingly, the Company is entitled to a subsidy.
     The expected subsidy reduced the accumulated postretirement benefit obligation (APBO) by approximately $148 million and $142 million as of January 1, 2009 and 2008, respectively, and the postretirement expense by approximately $13 million and $17 million for 2009 and 2008, respectively.
     The following table shows the estimated future benefit payments without the effect of the subsidy and the amounts of the expected subsidy in future years:

	Expected U.S.
	postretirement benefit payments
	Before Medicare	Medicare
In millions of dollars	Part D subsidy	Part D subsidy
2010	$113	$13
2011	113	13
2012	111	13
2013	109	14
2014	106	14
2015–2019	479	67

Citigroup 401(k)
Under the Citigroup 401(k) plan, a defined-contribution plan, eligible U.S. employees received matching contributions up to 6% of their compensation in 2009, subject to statutory limits. Effective January 7, 2010, the maximum amount of matching contributions paid on employee deferral contributions made into this plan will be reduced from 6% to 4% of eligible pay for all employees. The matching contribution is invested according to participants’ individual elections. Additionally, for eligible employees whose compensation is $100,000 or less, a fixed contribution of up to 2% of compensation is provided.
     The pretax expense associated with this plan amounted to approximately $442 million and $580 million in 2009 and 2008, respectively. The decrease in expense from 2008 to 2009 reflects the reduction in participants due to the Morgan Stanley Smith Barney joint venture and other reductions in workforce.

10. RESTRUCTURING
In the fourth quarter of 2008, Citigroup recorded a pretax restructuring expense of $1.581 billion related to the implementation of a Company-wide re-engineering plan. For the year ended December 31, 2009, Citigroup recorded a pretax net restructuring release of $110 million composed of a gross charge of $86 million and a credit of $196 million due to changes in estimates. The charges related to the 2008 Re-engineering Projects Restructuring Initiative are reported in Restructuring on the Company’s Consolidated Statement of Income and are recorded in each segment.
     In 2007, the Company completed a review of its structural expense base in a Company-wide effort to create a more streamlined organization, reduce expense growth, and provide investment funds for future growth initiatives. As a result of this review, a pretax restructuring charge of $1.4 billion was recorded in Corporate/Other during the first quarter of 2007. Additional net charges of $151 million were recognized in subsequent quarters throughout 2007, and net releases of $31 million and $3 million in 2008 and 2009, respectively, due to changes in estimates. The charges related to the 2007 Structural Expense Review Restructuring Initiative are reported in Restructuring on the Company’s Consolidated Statement of Income.
     The primary goals of the 2008 Re-engineering Projects Restructuring Initiative and the 2007 Structural Expense Review Restructuring Initiative were:
  eliminate layers of management/improve workforce management;
  consolidate certain back-office, middle-office and corporate functions;
  increase the use of shared services;
  expand centralized procurement; and
  continue to rationalize operational spending on technology.
     The implementation of these restructuring initiatives also caused certain related premises and equipment assets to become redundant. The remaining depreciable lives of these assets were shortened, and accelerated depreciation charges began in the second quarter of 2007 and fourth quarter of 2008 for the 2007 and 2008 initiatives, respectively, in addition to normal scheduled depreciation.

     The following tables detail the Company’s restructuring reserves.

2008 Re-engineering Projects Restructuring Charges

	Severance
			Contract	Asset	Employee
			termination	write-	termination	Total
In millions of dollars	ASC 712 (1)	ASC 420 (2)	costs	downs (3)	cost	Citigroup (4)
Total Citigroup (pretax)
Original restructuring charge	$1,254	$79	$55	$123	$19	$1,530
Utilization	$(114)	$(3)	$(2)	$(100)	$—	$(219)
Balance at December 31, 2008	$1,140	$76	$53	$23	$19	$1,311
Additional charge	24	29	23	10	—	86
Foreign exchange	14	—	3	(11)	(1)	5
Utilization	(882)	(102)	(33)	(14)	(6)	(1,037)
Changes in estimates	(175)	(3)	(5)	(5)	(8)	(196)
Balance at December 31, 2009	$121	$—	$41	$3	$4	$169

(1)	Accounted for in accordance with ASC 712, Compensation – Nonretirement Postemployment Benefits (formerly SFAS No. 112, Employer’s Accounting for Post Employment Benefits (SFAS 112)).
(2)	Accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations (formerly SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146)).
(3)	Accounted for in accordance with ASC 360, Property, Plant and Equipment (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144)).
(4)	Total Citigroup charge in the table above does not include a $51 million one-time pension curtailment charge related to this restructuring initiative, which is recorded as part of the Company’s Restructuring charge in the Consolidated Statement of Income at December 31, 2008.

2007 Structural Expense Review Restructuring Charges

	Severance
			Contract	Asset	Employee
			termination	write-	termination	Total
In millions of dollars	ASC 712 (1)	ASC 420 (2)	costs	downs (3)	cost	Citigroup
Total Citigroup (pretax)
Original restructuring charge	$950	$11	$25	$352	$39	$1,377
Additional charge	$42	$96	$29	$27	$11	$205
Foreign exchange	19	—	2	—	—	21
Utilization	(547)	(75)	(28)	(363)	(33)	(1,046)
Changes in estimates	(39)	—	(6)	(1)	(8)	(54)
Balance at December 31, 2007	$425	$32	$22	$15	$9	$503
Additional charge	$10	$14	$43	$6	$—	$73
Foreign exchange	(11)	—	(4)	—	—	(15)
Utilization	(288)	(34)	(22)	(7)	(6)	(357)
Changes in estimates	(93)	(2)	(2)	(4)	(3)	(104)
Balance at December 31, 2008	$43	$10	$37	$10	$—	$100
Foreign exchange	(1)	—	(1)	—	—	(2)
Utilization	(41)	(10)	(35)	(9)	—	(95)
Changes in estimates	(1)	—	(1)	(1)	—	(3)
Balance at December 31, 2009	$—	$—	$—	$—	$—	$—

(1)	Accounted for in accordance with ASC 712, Compensation – Nonretirement Postemployment Benefits (formerly SFAS No. 112, Employer’s Accounting for Post Employment Benefits (SFAS 112)).
(2)	Accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations (formerly SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146)).
(3)	Accounted for in accordance with ASC 360, Property, Plant and Equipment (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144)).

     The total restructuring reserve balance and total charges as of December 31, 2009 and 2008 related to the 2008 Re-engineering Projects Restructuring Initiatives are presented below by business in the following tables. These charges are reported in Restructuring on the Company’s Consolidated Statement of Income and are recorded in each business.

2008 Re-engineering Projects

	For the year ended December 31, 2009
		Total
	Total	restructuring
	restructuring	charges for	Total
	reserve	the year	restructuring
	balance as of	ended	charges
	December 31,	December 31,	since
In millions of dollars	2009	2009	inception	(1)(2)
Citicorp	$75	$31	$832
Citi Holdings	1	27	252
Corporate/Other	93	28	336
Total Citigroup (pretax)	$169	$86	$1,420
(1)	Amounts shown net of $196 million related to changes in estimates recorded during 2009.
(2)	Excludes pension curtailment charges of $51 million recorded during the fourth quarter of 2008.

	For the year ended December 31, 2008
	Total restructuring reserve	Total
	balance as of	restructuring
In millions of dollars	December 31, 2008	charges	(1)
Citicorp	$789	$890
Citi Holdings	184	267
Corporate/Other	338	373
Total Citigroup (pretax)	$1,311	$1,530

(1)	Represents the total charges incurred since inception and excludes pension curtailment charges of $51 million recorded during 2008.

11. INCOME TAXES

In millions of dollars	2009	2008	2007
Current
Federal	$(1,711)	$(4,582)	$(2,260)
Foreign	3,101	4,762	3,566
State	(414)	29	75
Total current income taxes	$976	$209	$1,381
Deferred
Federal	$(6,892)	$(16,583)	$(2,109)
Foreign	(182)	(1,794)	(1,042)
State	(635)	(2,158)	(776)
Total deferred income taxes	$(7,709)	$(20,535)	$(3,927)

Provision (benefit) for income tax on
continuing operations before
noncontrolling interests (1)	$(6,733)	$(20,326)	$(2,546)
Provision (benefit) for income taxes on
discontinued operations	(106)	(79)	344
Provision (benefit) for income taxes on
cumulative effect of accounting changes	—	—	(109)
Income tax expense (benefit) reported in
stockholders’ equity related to:
Foreign currency translation	(415)	(2,116)	565
Securities available-for-sale	2,765	(5,468)	(759)
Employee stock plans	1,351	449	(410)
Cash flow hedges	1,165	(1,354)	(1,705)
Pension liability adjustments	(513)	(918)	426
Tax on exchange offer booked to
retained earnings	3,523	—	—
Income taxes before noncontrolling interests	$1,037	$(29,812)	$(4,194)

(1)	Includes the effect of securities transactions and OTTI losses resulting in a provision (benefit) of $698 million and $(1,017) million in 2009, $238 million and $(959) million in 2008 and $409 million and $0 in 2007, respectively.

     The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations (before noncontrolling interests and the cumulative effect of accounting changes) for the years ended December 31 was as follows:

	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	8.4	2.7	(70.4)
Foreign income tax rate differential	26.0	1.2	(217.2)
Audit settlements (1)	4.4	—	—
Goodwill	0.5	(2.2)	0.6
Tax advantaged investments	11.8	1.8	(100.9)
Other, net	0.2	0.3	(41.2)
Effective income tax rate (2)	86.3%	38.8%	(394.1)%

(1)	For 2009, relates to the conclusion of the audit of various issues in the Company’s 2003 – 2005 U.S. federal tax audit and a tax benefit relating to the release of tax reserves on interchange fees.
(2)	The Company recorded an income tax benefit for 2007. The effective tax rate (benefit) of (394)% primarily resulted from pretax losses in the Company's ICG and N.A. Regional Consumer Banking businesses (the U.S. is a higher tax rate jurisdiction). In addition, the tax benefits of permanent differences, including the tax benefit for not providing U.S. income taxes on the earnings of certain foreign subsidiaries that are indefinitely invested, favorably impacted the Company's effective tax rate.

Deferred income taxes at December 31 related to the following:

In millions of dollars	2009	2008
Deferred tax assets
Credit loss deduction	$14,987	$11,242
Deferred compensation and employee benefits	3,626	4,367
Restructuring and settlement reserves	794	1,134
Unremitted foreign earnings	7,140	4,371
Investments	—	5,312
Cash flow hedges	1,906	3,071
Tax credit and net operating loss carryforwards	20,787	18,424

Intangibles	1,598	—
Other deferred tax assets	1,753	4,158
Gross deferred tax assets	$52,591	$52,079
Valuation allowance	—	—
Deferred tax assets after valuation allowance	$52,591	$52,079
Deferred tax liabilities
Investments	$(1,863)	$—
Deferred policy acquisition costs
and value of insurance in force	(791)	(805)
Fixed assets and leases	(677)	(2,209)
Interest related items	(683)	(543)
Intangibles	—	(2,365)
Credit valuation adjustment on Company-issued debt	(264)	(1,473)
Other deferred tax liabilities	(2,261)	(215)
Gross deferred tax liabilities	$(6,539)	$(7,610)
Net deferred tax asset	$46,052	$44,469

     The following is a roll-forward of the Company’s unrecognized tax benefits.

In millions of dollars	2009	2008	2007
Total unrecognized tax benefits at January 1,	$3,468	$3,698	$3,144
Net amount of increases for current year’s tax positions	195	254	1,100
Gross amount of increases for prior years’ tax positions	392	252	120
Gross amount of decreases for prior years’ tax positions	(870)	(581)	(341)
Amounts of decreases relating to settlements	(104)	(21)	(349)
Reductions due to lapse of statutes of limitation	(12)	(30)	(50)
Foreign exchange, acquisitions and dispositions	10	(104)	74
Total unrecognized tax benefits at December 31,	$3,079	$3,468	$3,698

     Total amount of unrecognized tax benefits at December 31, 2009, 2008 and 2007 that, if recognized, would affect the effective tax rate are $2.2 billion, $2.4 billion and $1.9 billion, respectively. The remainder of the uncertain tax positions have offsetting amounts in other jurisdictions or are temporary differences.
     Interest and penalties (not included in the “unrecognized tax benefits” above) are a component of the Provision for income taxes.

	2009		2008		2007
In millions of dollars	Pretax	Net of tax	Pretax	Net of tax	Pretax	Net of tax
Total interest and penalties in the balance sheet at January 1,	$663	$420	$618	$389	$532	$335
Total interest and penalties in the statement of operations	(250)	(154)	114	81	93	58
Total interest and penalties in the balance sheet at December 31, (1)	370	239	663	420	618	389

(1)	Includes $9 million for foreign penalties.

     The Company is currently under audit by the Internal Revenue Service and other major taxing jurisdictions around the world. It is thus reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months but the Company does not expect such audits to result in amounts that would cause a significant change to its effective tax rate, other than the following item. The Company expects to conclude the IRS audit of its U.S. Federal consolidated income tax returns for the years 2003-2005 within the next 12 months. The gross uncertain tax positions at December 31, 2009 for the items expected to be resolved is approximately $66 million plus gross interest of $10 million. The potential tax benefit to continuing operations could be approximately $72 million.
     The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2003
Mexico	2008
New York State and City	2005
United Kingdom	2007
Japan	2006
Brazil	2005
Singapore	2003
Hong Kong	2004
Ireland	2005

     Foreign pretax earnings approximated $6.8 billion in 2009, $10.3 billion in 2008, and $9.1 billion in 2007 ($0.6 billion loss, $4.4 billion profit, and $0.8 billion profit of which, respectively, are in discontinued operations). As a U.S. corporation, Citigroup and its U.S. subsidiaries are subject to U.S. taxation currently on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2009, $27.3 billion of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes (net of U.S. foreign tax credits) of $7.4 billion would have to be provided if such earnings were remitted currently. The current year’s effect on the income tax expense from continuing operations is included in the “Foreign income tax rate differential” line in the reconciliation of the federal statutory rate to the Company’s effective income tax rate.
     Income taxes are not provided for on the Company’s savings bank base year bad debt reserves that arose before 1988 because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2009, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $125 million).
     The Company has no valuation allowance on deferred tax assets at December 31, 2009 and December 31, 2008.

In billions of dollars
	DTA Balance	DTA Balance
Jurisdiction/Component	December 31, 2009	December 31, 2008
U.S. Federal
Net Operating Loss (NOL)	$5.8	$4.6
Foreign Tax Credit (FTC)	12.0	10.5
General Business Credit (GBC)	1.2	0.6
Future Tax Deductions and Credits	17.5	19.9
Other	0.5	0.9
Total U.S. Federal	$36.3	$36.5
State and Local
New York NOLs	$0.9	$1.2
Other State NOLs	0.4	0.4
Future Tax Deductions	3.0	2.7
Total State and Local	$4.3	$4.3
Foreign
APB 23 Subsidiary NOLs	0.7	0.2
Non-APB 23 Subsidiary NOLs	0.4	0.9
Future Tax Deductions	4.4	2.6
Total Foreign	$5.5	$3.7
Total	$46.1	$44.5

     The following table summarizes the amounts of tax carryforwards and their expiry dates as of December 31, 2009:
In billions of dollars
Year of Expiration	Amount
U.S. foreign tax credit carryforwards
2016	$0.4
2017	5.1
2018	5.3
2019	1.2
Total U.S. foreign tax credit carryforwards	$12.0
U.S. Federal net operating loss (NOL) carryforwards
2028	$9.2
2029	5.4
Total U.S. Federal NOL carryforwards (1)	$14.6
New York State NOL carryforwards
2028	$10.7
2029	1.2
Total New York State NOL carryforwards (1)	$11.9
New York City NOL carryforwards
2028	$3.7
2029	1.2
Total New York City NOL carryforwards (1)	$4.9

(1) Pretax.

     With respect to the New York NOLs, the Company has recorded a net deferred tax asset of $0.9 billion, along with less significant net operating losses in various other states for which the Company has recorded a deferred tax asset of $0.4 billion and which expire between 2012 and 2029. In addition, the Company has recorded deferred tax assets in foreign subsidiaries, for which an assertion has been made that the earnings have been indefinitely reinvested, for net operating loss carryforwards of $607 million (which expire 2012 - 2019) and $69 million (with no expiration).
     Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $46.1 billion is more likely than not based on expectations as to future taxable income in the jurisdictions in which the DTAs arise and available tax planning strategies, as defined in ASC 740, Income Taxes, (formerly SFAS 109) that could be implemented if necessary to prevent a carryforward from expiring. Included in the net U.S. Federal DTA of $36.3 billion are $5 billion in DTLs that will reverse in the relevant carryforward period and may be used to support the DTA , and $0.5 billion in compensation deductions, which reduced additional paid-in capital in January, 2010 and for which no adjustment was permitted to such DTA at December 31, 2009 because the related stock compensation was not yet deductible to the Company. In general, the Company would need to generate approximately $86 billion of taxable income during the respective carryforward periods to fully realize its U.S. Federal, state and local DTAs.
     As a result of the recent losses incurred, the Company is in a three-year cumulative pretax loss position at December 31, 2009. A cumulative loss position is considered significant negative evidence in assessing the realizability of a DTA. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. The positive evidence includes two means by which the Company is able to fully realize its DTA. First, the Company forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies, even under stressed scenarios. Secondly, the Company has sufficient tax planning strategies, including potential sales of businesses and assets, in which it could realize the excess of appreciated value over the tax basis of its assets, in an amount sufficient to fully realize its DTA. The amount of the DTA considered realizable, however, could be significantly reduced in the near term if estimates of future taxable income during the carryforward period are significantly lower than forecasted due to deterioration in market conditions.
     Based upon the foregoing discussion, as well as tax planning opportunities and other factors discussed below, the U.S. Federal and New York State and City net operating loss carryforward period of 20 years provides enough time to utilize the DTAs pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions which have not yet been taken on a tax return.
     The U.S. foreign tax credit carryforward period is 10 years. In addition, utilization of foreign tax credits in any year is restricted to 35% of foreign source taxable income in that year. Further, overall domestic losses that the Company has incurred of approximately $45 billion are allowed to be reclassified as foreign source income to the extent of 50% of domestic source income produced in subsequent years and such resulting foreign source income is in fact sufficient to cover the foreign tax credits being carried forward. As such, the foreign source taxable income limitation will not be an impediment to the foreign tax credit carryforward usage as long as the Company can generate sufficient domestic taxable income within the 10-year carryforward period.
     Regarding the estimate of future taxable income, the Company has projected its pretax earnings, predominantly based upon the “core” businesses that the Company intends to conduct going forward. These “core” businesses have produced steady and strong earnings in the past. During 2008 and 2009, the “core” businesses were negatively affected by the large increase in consumer credit losses during this sharp economic downturn cycle. The Company has already taken steps to reduce its cost structure. Taking these items into account, the Company is projecting that it will generate sufficient pretax earnings within the 10-year carryforward period alluded to above to be able to fully utilize the foreign tax credit carryforward, in addition to any foreign tax credits produced in such period.

     The Company has also examined tax planning strategies available to it which would be employed, if necessary, to prevent a carryforward from expiring. These strategies include repatriating low taxed foreign earnings for which an assertion that the earnings have been indefinitely reinvested has not been made, accelerating taxable income into or deferring deductions out of the latter years of the carryforward period with reversals to occur after the carryforward period (for example, selling appreciated intangible assets and electing straight-line depreciation), holding onto available-for-sale debt securities with losses until they mature and selling certain assets which produce tax exempt income, while purchasing assets which produce fully taxable income. In addition, the sale or restructuring of certain businesses, can produce significant taxable income within the relevant carryforward periods.
     The Company’s ability to utilize its deferred tax assets to offset future taxable income may be significantly limited if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in Citi’s ownership by “5% shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The common stock issued pursuant to the exchange offers in July, 2009 and the common stock and tangible equity units issued in December, 2009 as part of Citigroup’s TARP repayment did not result in an ownership change under the Code. However, these common stock issuances have materially increased the risk that Citigroup will experience an ownership change in the future. On June 9, 2009, the board of directors of Citigroup adopted a tax benefits preservation plan (the “Plan”). This Plan is subject to the shareholders’ approval at the 2010 Annual Meeting. The purpose of the Plan is to minimize the likelihood of an ownership change occurring for Section 382 purposes. Despite adoption of the Plan, future transactions in our stock that may not be in our control may cause Citi to experience an ownership change and thus limit the Company’s ability to utilize its deferred tax asset and reduce its stockholders’ equity.

12. EARNINGS PER SHARE
The following is a reconciliation of the income and share data used in the basic and diluted earnings-per-share computations for the years ended December 31:

In millions, except per-share amounts	2009	2008 (1)	2007 (1)
Income (loss) before attribution of noncontrolling interests	$(1,066)	$(32,029)	$3,192
Noncontrolling interests	95	(343)	283
Net income (loss) from continuing operations (for EPS purposes)	$(1,161)	$(31,686)	$2,909
Income (loss) from discontinued operations, net of taxes	(445)	4,002	708
Citigroup’s net income (loss)	$(1,606)	$(27,684)	$3,617
Impact of the public and private preferred stock exchange offers	(3,242)	—	—
Preferred dividends	(2,988)	(1,695)	(36)
Impact of the conversion price reset related to the $12.5 billion convertible preferred stock private issuance	(1,285)	—	—
Preferred stock Series H discount accretion	(123)	(37)	—
Net income (loss) available to common shareholders	$(9,244)	$(29,416)	$3,581
Dividends allocated to participating securities, net of forfeitures	(2)	(221)	(261)
Net income (loss) allocated to common shareholders for basic EPS (2)	$(9,246)	$(29,637)	$3,320
Effect of dilutive securities	540	877	—
Net income (loss) allocated to common shareholders for diluted EPS (2)	$(8,706)	$(28,760)	$3,320
Weighted-average common shares outstanding applicable to basic EPS	11,568.3	5,265.4	4,905.8
Effect of dilutive securities
Convertible securities	312.2	503.2	—
Options	0.2	0.3	18.2
TDECs	218.3	—	—
Adjusted weighted-average common shares outstanding applicable to diluted EPS (3)	12,099.0	5,768.9	4,924.0
Basic earnings per share (3)
Income (loss) from continuing operations	$(0.76)	$(6.39)	$0.53
Discontinued operations	(0.04)	0.76	0.15
Net income (loss)	$(0.80)	$(5.63)	$0.68
Diluted earnings per share (3)
Income (loss) from continuing operations	$(0.76)	$(6.39)	$0.53
Discontinued operations	(0.04)	0.76	0.14
Net income (loss)	$(0.80)	$(5.63)	$0.67

(1)	The Company adopted ASC 260-10-45 to 65 (FSP EITF 03-6-1) on January 1, 2009. All prior periods have been restated to conform to the current period’s presentation.
(2)	Due to the net loss available to common shareholders in 2009 and 2008, loss available to common stockholders for basic EPS was used to calculate diluted EPS. Adding back the effect of dilutive securities would result in anti-dilution.
(3)	Due to the net loss available to common shareholders in 2009 and 2008, basic shares were used to calculate diluted EPS. Adding dilutive securities to the denominator would result in anti-dilution.

     During 2009, 2008 and 2007, weighted-average options to purchase 157.9 million, 156.1 million and 76.3 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per common share, because the weighted-average exercise prices of $28.12, $41.19 and $50.40, respectively, were greater than the average market price of the Company’s common stock. Additionally, warrants to purchase 210,084,034 shares of common stock issued to the U.S. Treasury as part of TARP on November 28, 2008, the warrants to purchase 188,501,414 shares of common stock issued to the U.S. Treasury as part of TARP on December 31, 2008, and the warrants to purchase 66,531,728 shares of common stock issued to the U.S. Treasury as consideration for the loss-sharing agreement on January 15, 2009 were not included in the computation of earnings per common share, because the warrants’ exercise prices were greater than the average market price of the Company’s common stock. In addition, equity awards granted under the Management Committee Long-Term Incentive Plan (MC LTIP) of approximately 3 million, 8 million and 16 million in 2009, 2008 and 2007, respectively, were not included in the computation of earnings per common share because the performance targets under the terms of the awards were not met.

13. FEDERAL FUNDS/SECURITIES BORROWED,
LOANED, AND SUBJECT TO REPURCHASE
AGREEMENTS
Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective fair values, consisted of the following:

In millions of dollars at December 31,	2009	2008
Federal funds sold	$4	$—
Securities purchased under agreements to resell	105,165	78,701
Deposits paid for securities borrowed	116,853	105,432
Total	$222,022	$184,133

     Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective fair values, consisted of the following:

In millions of dollars at December 31,	2009	2008
Federal funds purchased	$2,877	$5,755
Securities sold under agreements to repurchase	125,561	177,585
Deposits received for securities loaned	25,843	21,953
Total	$154,281	$205,293

The resale and repurchase agreements represent collateralized financing transactions used to generate net interest income and facilitate trading activity. These instruments are collateralized principally by government and government-agency securities and generally have terms ranging from overnight to up to a year.
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
     The majority of the resale and repurchase agreements are recorded at fair value. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements. Resale agreements and repurchase agreements are reported net by counterparty, when applicable. Excluding the impact of the allowable netting, resale agreements totaled $166.0 billion and $114.0 billion at December 31, 2009 and 2008, respectively.
     A majority of the deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash advanced or received and are collateralized principally by government and government-agency securities and corporate debt and equity securities. The remaining portion is recorded at fair value as the Company elected fair value options for certain securities borrowed and loaned portfolios. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and securities loaned daily, and additional collateral is obtained as necessary. Securities borrowed and securities loaned are reported net by counterparty, when applicable.

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
     Brokerage receivables and brokerage payables, which arise in the normal course of business, consisted of the following at December 31:

In millions of dollars	2009	2008
Receivables from customers	$24,721	$26,297
Receivables from brokers, dealers, and clearing organizations	8,913	17,981
Total brokerage receivables	$33,634	$44,278
Payables to customers	$41,262	$54,167
Payables to brokers, dealers, and clearing organizations	19,584	16,749
Total brokerage payables	$60,846	$70,916
15. TRADING ACCOUNT ASSETS AND LIABILITIES
Trading account assets and Trading account liabilities, at fair value, consisted of the following at December 31:

In millions of dollars	2009	2008
Trading account assets
Mortgage-backed securities
U.S. government sponsored agency guaranteed	$20,638	$32,981
Prime	1,156	1,416
Alt-A	1,229	913
Subprime	9,734	14,552
Non-U.S. residential	2,368	2,447
Commercial	3,455	2,501
Total mortgage-backed securities	$38,580	$54,810
U.S. Treasury and federal agencies
U.S. Treasuries	$28,938	$7,370
Agency and direct obligations	2,041	4,017
Total U.S. Treasury and federal agencies	$30,979	$11,387
State and municipal securities	$7,147	$9,510
Foreign government securities	72,769	57,422
Corporate	51,985	54,654
Derivatives (1)	58,879	115,289
Equity securities	46,221	48,503
Other debt securities	36,213	26,060
Total trading account assets	$342,773	$377,635
Trading account liabilities
Securities sold, not yet purchased	$73,406	$50,693
Derivatives (1)	64,106	115,107
Total trading account liabilities	$137,512	$165,800

(1)	Presented net, pursuant to master netting agreements. See Note 24 to the Consolidated Financial Statements for a discussion regarding the accounting and reporting for derivatives.

16. INVESTMENTS

In millions of dollars	2009	2008
Securities available-for-sale	$239,599	$175,189
Debt securities held-to-maturity (1)	51,527	64,459
Non-marketable equity securities carried at fair value (2)	6,830	9,262
Non-marketable equity securities carried at cost (3)	8,163	7,110
Total investments	$306,119	$256,020

(1)	Recorded at amortized cost.
(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.
(3)	Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, Federal Home Loan Bank, foreign central banks and various clearing houses of which Citigroup is a member.

Securities Available-for-Sale
The amortized cost and fair value of securities available-for-sale at December 31, 2009 and December 31, 2008 were as follows:

	2009				2008				(1)
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized		Amortized	unrealized	unrealized
In millions of dollars	cost	gains	losses	Fair value	cost	gains	losses	Fair value
Debt securities available-for-sale
Mortgage-backed securities
U.S. government-agency guaranteed	$20,625	$339	$50	$20,914	$23,527	$261	$67	$23,721
Prime	7,291	119	932	6,478	8,475	3	2,965	5,513
Alt-A	538	93	4	627	54	—	9	45
Subprime	1	—	—	1	38	—	21	17
Non-U.S. residential	258	—	3	255	185	2	—	187
Commercial	883	10	100	793	519	—	134	385
Total mortgage-backed securities	$29,596	$561	$1,089	$29,068	$32,798	$266	$3,196	$29,868
U.S. Treasury and federal agency securities
U.S. Treasury	26,857	36	331	26,562	3,465	125	—	3,590
Agency obligations	27,714	46	208	27,552	20,237	215	77	20,375
Total U.S. Treasury and federal agency
securities	$54,571	$82	$539	$54,114	$23,702	$340	$77	$23,965
State and municipal	16,677	147	1,214	15,610	18,156	38	4,370	13,824
Foreign government	101,987	860	328	102,519	79,505	945	408	80,042
Corporate	20,024	435	146	20,313	10,646	65	680	10,031
Other debt securities	12,268	71	170	12,169	11,784	36	224	11,596
Total debt securities available-for-sale	$235,123	$2,156	$3,486	$233,793	$176,591	$1,690	$8,955	$169,326
Marketable equity securities available-for-sale	$4,089	$1,929	$212	$5,806	$5,768	$554	$459	$5,863
Total securities available-for-sale	$239,212	$4,085	$3,698	$239,599	$182,359	$2,244	$9,414	$175,189

(1)	Reclassified to conform to the current period’s presentation.

     At December 31, 2009, the cost of approximately 5,000 investments in equity and fixed-income securities exceeded their fair value by $3.698 billion. Of the $3.698 billion, the gross unrealized loss on equity securities was $212 million. Of the remainder, $1.756 billion represents fixed-income investments that have been in a gross-unrealized-loss position for less than a year and, of these, 44% are rated investment grade; $1.730 billion represents fixed-income investments that have been in a gross-unrealized-loss position for a year or more and, of these, 96% are rated investment grade.
     Available-for-sale mortgage-backed securities-portfolio fair value balance of $29.068 billion consists of $20.914 billion of government-sponsored agency securities, and $8.154 billion of privately sponsored securities of which the majority is backed by mortgages that are not Alt-A or subprime.
     The decrease in gross unrealized losses on mortgage-backed securities was primarily related to a tightening of market spreads, reflecting a decrease in risk/liquidity premiums. The decrease in gross unrealized losses on state and municipal debt securities was the result of recovery in the municipal markets, as liquidity increased and municipal bond yields decreased.
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

     The table below shows the fair value of investments in available-for-sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of December 31, 2009 and 2008:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
In millions of dollars	value	losses	value	losses	value	losses
December 31, 2009
Securities available-for-sale
Mortgage-backed securities
U.S. government-agency guaranteed	$6,793	$47	$263	$3	$7,056	$50
Prime	5,074	905	228	27	5,302	932
Alt-A	106	—	35	4	141	4
Subprime	—	—	—	—	—	—
Non-U.S. residential	250	3	—	—	250	3
Commercial	93	2	259	98	352	100
Total mortgage-backed securities	$12,316	$957	$785	$132	$13,101	$1,089
U.S. Treasury and federal agency securities
U.S. Treasury	4,653	224	19,033	107	23,686	331
Agency obligations	17,957	208	7	—	17,964	208
Total U.S. Treasury and federal agency securities	$22,610	$432	$19,040	$107	$41,650	$539
State and municipal	754	97	10,630	1,117	11,384	1,214
Foreign government	39,241	217	10,398	111	49,639	328
Corporate	1,165	47	907	99	2,072	146
Other debt securities	655	6	1,633	164	2,288	170
Marketable equity securities available-for-sale	102	4	2,526	208	2,628	212
Total securities available-for-sale	$76,843	$1,760	$45,919	$1,938	$122,762	$3,698
December 31, 2008 (1)
Securities available-for-sale
Mortgage-backed securities
U.S. government-agency guaranteed	$5,281	$9	$432	$58	$5,713	$67
Prime	2,258	1,127	3,108	1,838	5,366	2,965
Alt-A	38	8	5	1	43	9
Subprime	—	—	15	21	15	21
Non-U.S. residential	10	—	—	—	10	—
Commercial	213	33	233	101	446	134
Total mortgage-backed securities	$7,800	$1,177	$3,793	$2,019	$11,593	$3,196
U.S. Treasury and federal agency securities
U.S. Treasury	—	—	—	—	—	—
Agency obligations	1,654	76	1	1	1,655	77
Total U.S. Treasury and federal agency securities	$1,654	$76	$1	$1	$1,655	$77
State and municipal	12,827	3,872	3,762	498	16,589	4,370
Foreign government	10,697	201	9,080	207	19,777	408
Corporate	1,985	270	4,393	410	6,378	680
Other debt securities	944	96	303	128	1,247	224
Marketable equity securities available-for-sale	3,254	386	102	73	3,356	459
Total securities available-for-sale	$39,161	$6,078	$21,434	$3,336	$60,595	$9,414

(1)	Reclassified to conform to the current period’s presentation.

     The following table presents the amortized cost and fair value of debt securities available-for-sale by contractual maturity dates as of December 31, 2009:

	Amortized
In millions of dollars	cost	Fair value
Mortgage-backed securities (1)
Due within 1 year	$2	$3
After 1 but within 5 years	16	16
After 5 but within 10 years	626	597
After 10 years (2)	28,952	28,452
Total	$29,596	$29,068
U.S. Treasury and federal agencies
Due within 1 year	$5,357	$5,366
After 1 but within 5 years	35,912	35,618
After 5 but within 10 years	8,815	8,773
After 10 years (2)	4,487	4,357
Total	$54,571	$54,114
State and municipal
Due within 1 year	$7	$8
After 1 but within 5 years	119	129
After 5 but within 10 years	340	359
After 10 years (2)	16,211	15,114
Total	$16,677	$15,610
Foreign government
Due within 1 year	$32,223	$32,365
After 1 but within 5 years	61,165	61,426
After 5 but within 10 years	7,844	7,845
After 10 years (2)	755	883
Total	$101,987	$102,519
All other (3)
Due within 1 year	$4,243	$4,244
After 1 but within 5 years	14,286	14,494
After 5 but within 10 years	9,483	9,597
After 10 years (2)	4,280	4,147
Total	$32,292	$32,482
Total debt securities available-for-sale	$235,123	$233,793

(1)	Includes mortgage-backed securities of U.S. federal agencies.
(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)	Includes corporate securities and other debt securities.

The following table presents interest and dividends on investments:

In millions of dollars	2009	2008	2007
Taxable interest	$11,970	$9,407	$12,169
Interest exempt from U.S. federal income tax	864	836	897
Dividends	285	475	357
Total interest and dividends	$13,119	$10,718	$13,423

     The following table presents realized gains and losses on investments:

In millions of dollars	2009	2008	2007
Gross realized investment gains	$2,090	$837	$1,435
Gross realized investment losses	(94)	(158)	(267)
Net realized gains (losses)	$1,996	$679	$1,168

Debt Securities Held-to-Maturity
During the fourth quarter of 2008, the Company reviewed portfolios of debt securities classified in Trading account assets and available-for-sale securities, and identified positions where there had been a change of intent to hold the debt securities for much longer periods of time than originally anticipated. The Company believed that the expected cash flows to be generated from holding the assets significantly exceed their current fair value, which had been significantly and adversely impacted by the reduced liquidity in the global financial markets.
     Transfers of securities out of the trading category must be rare. Citigroup made a number of transfers out of the trading and available-for-sale categories in order to better reflect the revised intentions of the Company in response to the recent significant deterioration in market conditions, which were especially acute during the fourth quarter of 2008. These rare market conditions were not foreseen at the initial purchase date of the securities. Most of the debt securities previously classified as trading were bought and held principally for the purpose of selling them in the short term, many in the context of Citigroup’s acting as a market maker. At the date of acquisition, most of these positions were liquid, and the Company expected active and frequent buying and selling with the objective of generating profits on short-term differences in price. However, subsequent declines in value of these securities were primarily related to the ongoing widening of market credit spreads reflecting increased risk and liquidity premiums that buyers were demanding. As market liquidity decreased, the primary buyers for these securities typically demanded returns on investments that were significantly higher than previously experienced.
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

Debt Securities Held-to-Maturity
The carrying value and fair value of securities held-to-maturity (HTM) at December 31, 2009 and December 31, 2008 were as follows:

			Net unrealized
			loss			Gross	Gross
	Amortized		recognized	Carrying		unrecognized	unrecognized	Fair
In millions of dollars	cost	(1)	in AOCI	value	(2)	gains	losses	value
December 31, 2009
Debt securities held-to-maturity
Mortgage-backed securities
U.S. government-agency guaranteed	$—		$—	$—		$—	$—	$—
Prime	6,118		1,151	4,967		317	5	5,279
Alt-A	14,710		4,276	10,434		905	243	11,096
Subprime	1,087		128	959		77	100	936
Non-U.S. residential	9,002		1,119	7,883		469	134	8,218
Commercial	1,303		45	1,258		1	208	1,051
Total mortgage-backed securities	$32,220		$6,719	$25,501		$1,769	$690	$26,580
U.S. Treasury and federal agency securities
U.S. Treasury	—		—	—		—	—	—
Agency and direct obligations	—		—	—		—	—	—
Total U.S. Treasury and federal agency securities	$—		$—	$—		$—	$—	$—
State and municipal	3,067		147	2,920		92	113	2,899
Corporate	7,457		264	7,193		524	182	7,535
Asset-backed securities	16,348		435	15,913		567	496	15,984
Other debt securities	—		—	—		—	—	—
Total debt securities held-to-maturity	$59,092		$7,565	$51,527		$2,952	$1,481	$52,998
December 31, 2008
Debt securities held-to-maturity
Mortgage-backed securities
U.S. government-agency guaranteed	$—		$—	$—		$—	$—	$—
Prime	7,481		1,436	6,045		—	623	5,422
Alt-A	16,658		4,216	12,442		23	1,802	10,663
Subprime	1,368		125	1,243		15	163	1,095
Non-U.S. residential	10,496		1,128	9,368		5	397	8,976
Commercial	1,021		—	1,021		—	130	891
Total mortgage-backed securities	$37,024		$6,905	$30,119		$43	$3,115	$27,047
U.S. Treasury and federal agency securities
U.S. Treasury	1		—	1		—	—	1
Agency and direct obligations	—		—	—		—	—	—
Total U.S. Treasury and federal agency securities	$1		$—	$1		$—	$—	$1
State and municipal	3,371		183	3,188		14	253	2,949
Corporate	6,906		175	6,731		130	305	6,556
Asset-backed securities	22,698		415	22,283		86	555	21,814
Other debt securities	2,478		341	2,137		—	127	2,010
Total debt securities held-to-maturity	$72,478		$8,019	$64,459		$273	$4,355	$60,377

(1)	For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value amount of the securities at the date of transfer plus any accretion income and less any impairments recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of interest, less any impairment previously recognized in earnings.
(2)	HTM securities are carried on the Consolidated Balance Sheet at amortized cost and the changes in the value of these securities, other than impairment charges, are not reported on the financial statements.

     The net unrealized losses classified in Accumulated other comprehensive income (AOCI) relate to debt securities reclassified from AFS investments to HTM investments, and to additional declines in fair value for HTM securities that suffer credit impairment. The balance was $7.6 billion as of December 31, 2009, compared to $8.0 billion as of December 31, 2008. This balance is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same transferred debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

The table below shows the fair value of investments in HTM that have been in an unrecognized loss position for less than 12 months or for 12 months or longer as of December 31, 2009 and December 31, 2008:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	unrecognized	Fair	unrecognized	Fair	unrecognized
In millions of dollars	value	losses	value	losses	value	losses
December 31, 2009
Debt securities held-to-maturity
Mortgage-backed securities	$—	$—	$16,923	$690	$16,923	$690
State and municipal	755	79	713	34	1,468	113
Corporate	—	—	1,519	182	1,519	182
Asset-backed securities	348	18	5,460	478	5,808	496
Other debt securities	—	—	—	—	—	—
Total debt securities held-to-maturity	$1,103	$97	$24,615	$1,384	$25,718	$1,481
December 31, 2008
Debt securities held-to-maturity
Mortgage-backed securities	$2,348	$631	$24,236	$2,484	$26,584	$3,115
State and municipal	2,499	253	—	—	2,499	253
Corporate	23	—	4,107	305	4,130	305
Asset-backed securities	9,051	381	4,164	174	13,215	555
Other debt securities	439	—	5,246	127	5,685	127
Total debt securities held-to-maturity	$14,360	$1,265	$37,753	$3,090	$52,113	$4,355

     Excluded from the gross unrecognized losses presented in the above table are the $7.6 billion and $8.0 billion of gross unrealized losses recorded in AOCI related to the HTM securities that were reclassified from AFS investments as of December 31, 2009 and December 31, 2008, respectively.
Approximately $6.8 billion and $5.2 billion of these unrealized losses relate to securities that have been in a loss position for 12 months or longer at December 31, 2009 and December 31, 2008, respectively.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of December 31, 2009 and December 31, 2008:

	December 31, 2009		December 31, 2008
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$1	$1	$88	$65
After 1 but within 5 years	466	385	363	282
After 5 but within 10 years	697	605	513	413
After 10 years (1)	24,337	25,589	29,155	26,287
Total	$25,501	$26,580	$30,119	$27,047
State and municipal
Due within 1 year	$6	$6	$86	$86
After 1 but within 5 years	53	79	105	105
After 5 but within 10 years	99	99	112	106
After 10 years (1)	2,762	2,715	2,885	2,652
Total	$2,920	$2,899	$3,188	$2,949
All other (2)
Due within 1 year	$4,652	$4,875	$4,482	$4,505
After 1 but within 5 years	3,795	3,858	10,892	10,692
After 5 but within 10 years	6,240	6,526	6,358	6,241
After 10 years (1)	8,419	8,260	9,420	8,943
Total	$23,106	$23,519	$31,152	$30,381
Total debt securities held-to-maturity	$51,527	$52,998	$64,459	$60,377

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(2)	Includes asset-backed securities and all other debt securities.

Evaluating Investments for Other-Than-Temporary Impairments
The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. Prior to January 1, 2009, these reviews were conducted pursuant to FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (now incorporated into ASC 320-10-35, Investments—Debt and Equity Securities—Subsequent Measurement). Any unrealized loss identified as other than temporary was recorded directly in the Consolidated Statement of Income. As of January 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2 (now incorporated into ASC 320-10-35-34, Investments—Debt and Equity Securities: Recognition of an Other-Than-Temporary Impairment). This guidance amends the impairment model for debt securities; the impairment model for equity securities was not affected.
     Under the new guidance for debt securities, other-than-temporary impairment is recognized in earnings for debt securities which the Company has an intent to sell or which the Company believes it is more-likely-than-not that it will be required to sell prior to recovery of the amortized cost basis. For those securities which the Company does not intend to sell or expect to be required to sell, credit-related impairment is recognized in earnings, with the non-credit-related impairment recorded in AOCI.
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
     Regardless of the classification of the securities as AFS or HTM, the Company has assessed each position for impairment.
     Factors considered in determining whether a loss is temporary include:
  the length of time and the extent to which fair value has been below cost;
  the severity of the impairment;
  the cause of the impairment and the financial condition and near-term prospects of the issuer;
  activity in the market of the issuer which may indicate adverse credit conditions; and
  the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.
     The Company’s review for impairment generally entails:
  identification and evaluation of investments that have indications of possible impairment;
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
     For equity securities, management considers the various factors described above, including its intent and ability to hold the equity security for a period of time sufficient for recovery to amortized cost. Where management lacks that intent or ability, the security’s decline in fair value is deemed to be other than temporary and is recorded in earnings. AFS equity securities deemed other-than-temporarily impaired are written down to fair value, with the full difference between fair value and amortized cost recognized in earnings.
     For debt securities that are not deemed to be credit impaired, management assesses whether it intends to sell or whether it is more-likely-than-not that it would be required to sell the investment before the expected recovery of the amortized cost basis. In most cases, management has asserted that it has no intent to sell and that it believes it is not likely to be required to sell the investment before recovery of its amortized cost basis. Where such an assertion has not been made, the security’s decline in fair value is deemed to be other than temporary and is recorded in earnings.
     For debt securities, a critical component of the evaluation for other-than-temporary impairments is the identification of credit impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. For securities purchased and classified as AFS with the expectation of receiving full principal and interest cash flows, this analysis considers the likelihood of receiving all contractual principal and interest. For securities reclassified out of the trading category in the fourth quarter of 2008, the analysis considers the likelihood of receiving the expected principal and interest cash flows anticipated as of the date of reclassification in the fourth quarter of 2008. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis have been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company’s process for identifying credit impairment in security types with the most significant unrealized losses as of December 31, 2009.

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
     Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. Default rates are projected by considering current underlying mortgage loan performance, generally assuming the default of (1) 10% of current loans, (2) 25% of 30–59 day delinquent loans, (3) 75% of 60–90 day delinquent loans and (4) 100% of 91+ day delinquent loans. These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions used contemplate the actual collateral attributes, including geographic concentrations, rating agency loss projections, rating actions and current market prices.
     The key base assumptions for mortgage-backed securities as of December 31, 2009 are in the table below:

December 31, 2009
Prepayment rate	3–8 CRR
Loss severity (1)	45%–75%
Unemployment rate	10%
Peak-to-trough housing price decline	32.3%

(1)	Loss severity rates are estimated considering collateral characteristics and generally range from 45%–60% for prime bonds, 50%–70% for Alt-A bonds, and 65%–75% for subprime bonds.

     In addition, cash flow projections are developed using more stressful parameters, and management assesses the results of those stress tests (including the severity of any cash shortfall indicated and the likelihood of the stress scenarios actually occurring based on the underlying pool’s characteristics and performance) to assess whether management expects to recover the amortized cost basis of the security. If cash flow projections indicate that the Company does not expect to recover its amortized cost basis, the Company recognizes the estimated credit loss in earnings.

State and municipal securities
Citigroup’s AFS state and municipal bonds consist mainly of bonds that are financed through Tender Option Bond programs. The process for identifying credit impairment for bonds in this program as well as for bonds that were previously financed in this program is largely based on third-party credit ratings. Individual bond positions must meet minimum ratings requirements, which vary based on the sector of the bond issuer. The average portfolio rating, ignoring any insurance, is Aa3/AA-.
     Citigroup monitors the bond issuer and insurer ratings on a daily basis. In the event of a downgrade of the bond below the Aa3/AA-, the subject bond is specifically reviewed for potential shortfall in contractual principal and interest. Citigroup has not recorded any credit impairments on bonds held as part of the Tender Option Bond program or on bonds that were previously held as part of the Tender Option Bond program.
     The remainder of Citigroup’s AFS state and municipal bonds, outside of the above, are specifically reviewed for credit impairment based on instrument-specific estimates of cash flows, probability of default and loss given default.

Recognition and Measurement of Other-Than-Temporary Impairment

The following table presents the total other-than-temporary impairments recognized during the 12 months ended December 31, 2009:

Other-Than-Temporary Impairments (OTTI) on Investments	Year ended December 31, 2009
In millions of dollars	AFS	HTM	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell
Total OTTI losses recognized during the year ended December 31, 2009	$468	$6,600	$7,068
Less: portion of OTTI loss recognized in AOCI (before taxes)	60	4,296	4,356
Net impairment losses recognized in earnings for securities that the Company does not intend
to sell nor will likely be required to sell	$408	$2,304	$2,712
OTTI losses recognized in earnings for securities that the Company intends to sell or more-
likely-than-not will be required to sell before recovery	194	—	194
Total impairment losses recognized in earnings	$602	$2,304	$2,906

The following is a 12-month roll-forward of the credit-related position recognized in earnings for AFS and HTM debt securities held as of December 31, 2009:

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Earnings
		Credit impairments	Credit impairments	Reductions due to
		recognized in	recognized in	sales of credit
		earnings on	earnings on	impaired
	December 31, 2008	securities not	securities that have	securities sold or	Dec. 31, 2009
In millions of dollars	balance	previously impaired	been previously impaired	matured	balance
AFS debt securities
Mortgage-backed securities
Prime	$—	$242	$—	$—	$242
Alt-A	—	1	—	—	1
Commercial real estate	1	1	—	—	2
Total mortgage-backed securities	1	244	—	—	245
Foreign government	—	21	—	(1)	20
Corporate	53	59	26	(1)	137
Asset-backed securities	—	4	5	—	9
Other debt securities	—	49	—	—	49
Total OTTI credit losses recognized for
AFS debt securities	$54	$377	$31	$(2)	$460
HTM debt securities
Mortgage-backed securities
Prime	$8	$161	$1	$—	$170
Alt-A	1,091	1,450	28	—	2,569
Subprime	85	120	5	—	210
Non-U.S. residential	28	68	—	—	96
Commercial real estate	4	—	5	—	9
Total mortgage-backed securities	1,216	1,799	39	—	3,054
State and municipal	—	7	—	—	7
Corporate	—	408	16	(73)	351
Asset-backed securities	17	31	—	—	48
Other debt securities	—	3	1	—	4
Total OTTI credit losses recognized for
HTM debt securities	$1,233	$2,248	$56	$(73)	$3,464

Investments in Alternative Investment Funds
The Company holds investments in certain hedge funds, private equity funds, fund of funds and real estate funds, and includes both funds that are managed by the Company and funds managed by third parties. These investments are generally classified as non-marketable equity securities carried at fair value. The fair value of these investments has been estimated using the net asset value (NAV) per share of the Company’s ownership interest in the funds, where it is not probable that the Company will sell an investment at a price other than NAV.

			Redemption frequency
			(if currently eligible)
	Fair		Monthly, quarterly,	Redemption notice
In millions of dollars at December 31, 2009	value	Unfunded commitments	annually	period
Hedge funds	$80	$—		10–95 days
Private equity funds	1,516	702	—	—
Real estate funds (1)	123	37	—	—
Total	$1,719	$739

(1)	This category includes several real estate funds that invest primarily in commercial real estate in the U.S., Europe and Asia. These investments can never be redeemed with the funds. Distributions from each fund will be received as the underlying investments in the funds are liquidated. It is estimated that the underlying assets of the fund will be liquidated over a period of several years as market conditions allow. While certain assets within the portfolio may be sold, no specific assets have been identified for sale. Because it is not probable that any individual investment will be sold, the fair value of each individual investment has been estimated using the net asset value of the Company’s ownership interest in the partners’ capital. There is no standard redemption frequency nor is a prior notice period required. The investee fund’s management must approve of the buyer before the sale of the investments can be completed.

17. LOANS

In millions of dollars at year end	2009	(1)	2008	(1)
Consumer
In U.S. offices
Mortgage and real estate (2)	$183,842		$219,482
Installment and other	58,099		64,319
Cards	28,951		44,418
Commercial and industrial	5,640		7,041
Lease financing	11		31
	$276,543		$335,291
In offices outside the U.S.
Mortgage and real estate (2)	$47,297		$44,382
Installment, revolving credit and other	42,805		41,272
Cards	41,493		42,586
Commercial and industrial	14,780		16,814
Lease financing	331		304
	$146,706		$145,358
Total consumer loans	$423,249		$480,649
Net unearned income	808		738
Consumer loans, net of unearned income	$424,057		$481,387
Corporate
In U.S. offices
Commercial and industrial	$15,614		$26,447
Loans to financial institutions	6,947		10,200
Mortgage and real estate (2)	22,560		28,043
Installment, revolving credit and other (3)	17,737		22,050
Lease financing	1,297		1,476
	$64,155		$88,216
In offices outside the U.S.
Commercial and industrial	$68,467		$79,809
Installment and other	9,683		17,441
Mortgage and real estate (2)	9,779		11,375
Loans to financial institutions	15,113		18,413
Lease financing	1,295		1,850
Governments and official institutions	1,229		385
	$105,566		$129,273
Total corporate loans	$169,721		$217,489
Net unearned income (4)	(2,274)		(4,660)
Corporate loans, net of unearned income	$167,447		$212,829

(1)	The Company classifies consumer and corporate loans based on the segment and sub-segment that manages the loans. See Note 1 to the Consolidated Financial Statements.
(2)	Loans secured primarily by real estate.
(3)	Includes loans not otherwise separately categorized.
(4)	The unearned income in 2008 includes loans that were transferred in that period from the held-for-sale category to the held-for-investment category at a discount to par.

     Included in the previous loan table are lending products whose terms may give rise to additional credit issues. Credit cards with below-market introductory interest rates, multiple loans supported by the same collateral (e.g., home equity loans), and interest-only loans are examples of such products. However, these products are not material to Citigroup’s financial position and are closely managed via credit controls that mitigate their additional inherent risk.
     Impaired loans are those where Citigroup believes it is probable that it will not collect all amounts due according to the original contractual terms of the loan. Impaired loans include corporate non-accrual loans as well as smaller-balance homogeneous loans whose terms have been modified due to the borrower’s financial difficulties and Citigroup granted a concession to the borrower. Such modifications may include interest rate reductions and/or principal forgiveness. Valuation allowances for these loans are estimated considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s original contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. These totals exclude smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis, as well as substantially all loans modified for periods of 12 months or less. At December 31, 2009, loans included in those short-term programs amounted to $10.1 billion.
     The following table presents information about impaired loans:

In millions of dollars at year end	2009	2008	2007
Impaired corporate loans
Commercial and industrial	$6,413	$6,327	$246
Loans to financial institutions	1,794	2,635	1,122
Mortgage and real estate	4,051	407	59
Lease financing	—	35	—
Other	1,287	328	238
Total impaired corporate loans	$13,545	$9,732	$1,665
Impaired consumer loans (1)
Mortgage and real estate	$10,629	$5,023	$201
Installment and other	3,853	2,903	40
Cards	2,453	1,085	—
Total impaired consumer loans	$16,935	$9,011	$241
Total (2)	$30,480	$18,743	$1,906
Impaired corporate loans with valuation allowances	$8,578	$7,300	$1,314
Impaired consumer loans with valuation allowances	16,453	8,573	—
Impaired corporate valuation allowance	$2,480	$2,698	$388
Impaired consumer valuation allowance	4,977	2,373	—
Total valuation allowances (3)	$7,457	$5,071	$388
During the year
Average balance of impaired corporate loans	$12,990	$4,157	$967
Average balance of impaired consumer loans	14,049	5,266	—
Interest income recognized on
Impaired corporate loans	$21	$49	$101
Impaired consumer loans	792	$276	—

(1)	Prior to 2008, the Company’s financial accounting systems did not separately track impaired smaller-balance, homogeneous consumer loans whose terms were modified due to the borrowers’ financial difficulties and it was determined that a concession was granted to the borrower. At December 31, 2009 and 2008, such modified impaired consumer loans amounted to $15.899 and $8.151 billion, respectively. However, information derived from the Company’s risk management systems indicates that the amounts of such outstanding modified loans, including those modified prior to 2008, approximated $18.1 billion, $12.3 billion and $7.0 billion at December 31, 2009, 2008 and 2007, respectively.
(2)	Excludes loans purchased for investment purposes.
(3)	Included in the Allowance for loan losses.

     In addition, included in the loan table are purchased distressed loans, which are loans that have evidenced significant credit deterioration subsequent to origination but prior to acquisition by Citigroup. In accordance with SOP 03-3, the difference between the total expected cash flows for these loans and the initial recorded investments is recognized in income over the life of the loans using a level yield. Accordingly, these loans have been excluded from the impaired loan information presented above. In addition, per SOP 03-3, subsequent decreases to the expected cash flows for a purchased distressed loan require a build of an allowance so the loan retains its level yield. However, increases in the expected cash flows are first recognized as a reduction of any previously established allowance and then recognized as income prospectively over the remaining life of the loan by increasing the loan’s level yield. Where the expected cash flows cannot be reliably estimated, the purchased distressed loan is accounted for under the cost recovery method.
     The carrying amount of the purchased distressed loan portfolio at December 31, 2009 was $825 million net of an allowance of $95 million.

The changes in the accretable yield, related allowance and carrying amount net of accretable yield for 2009 are as follows:

		Carrying
	Accretable	amount of loan
In millions of dollars	yield	receivable	Allowance
Beginning balance	$92	$1,510	$122
Purchases (1)	14	329	—
Disposals/payments received	(5)	(967)	—
Accretion	(52)	52	—
Builds (reductions) to the allowance	(21)	1	(27)
Increase to expected cash flows	10	2	—
FX/Other	(11)	(7)	—
Balance, December 31, 2009 (2)	$27	$920	$95

(1)	The balance reported in the column “Carrying amount of loan receivable” consists of $87 million of purchased loans accounted for under the level-yield method and $242 million under the cost-recovery method. These balances represent the fair value of these loans at their acquisition date. The related total expected cash flows for the level-yield loans were $101 million at their acquisition dates.
(2)	The balance reported in the column “Carrying amount of loan receivable” consists of $561 million of loans accounted for under the level-yield method and $359 million accounted for under the cost-recovery method.

18. ALLOWANCE FOR CREDIT LOSSES

In millions of dollars	2009	2008 (1)	2007 (1)
Allowance for loan losses at beginning of year	$29,616	$16,117	$8,940
Gross credit losses	(32,784)	(20,760)	(11,864)
Gross recoveries	2,043	1,749	1,938
Net credit (losses) recoveries (NCLs)	$(30,741)	$(19,011)	$(9,926)
NCLs	$30,741	$19,011	$9,926
Net reserve builds (releases)	5,741	11,297	6,550
Net specific reserve builds (releases)	2,278	3,366	356
Total provision for credit losses	$38,760	$33,674	$16,832
Other, net (2)	(1,602)	(1,164)	271
Allowance for loan losses at end of year	$36,033	$29,616	$16,117
Allowance for credit losses on unfunded lending commitments at beginning of year (3)	$887	$1,250	$1,100
Provision for unfunded lending commitments	244	(363)	150
Allowance for credit losses on unfunded lending commitments at end of year (3)	$1,157	$887	$1,250
Total allowance for loans, leases, and unfunded lending commitments	$37,190	$30,503	$17,367

(1)	Reclassified to conform to the current period’s presentation.
(2)	2009 primarily includes reductions to the loan loss reserve of approximately $543 million related to securitizations, approximately $402 million related to the sale or transfers to held-for-sale of U.S. Real Estate Lending Loans, and $562 million related to the transfer of the U.K. Cards portfolio to held-for-sale. 2008 primarily includes reductions to the loan loss reserve of approximately $800 million related to FX translation, $102 million related to securitizations, $244 million for the sale of the German retail banking operation, $156 million for the sale of CitiCapital, partially offset by additions of $106 million related to the Cuscatlán and Bank of Overseas Chinese acquisitions. 2007 primarily includes reductions to the loan loss reserve of $475 million related to securitizations and transfers to loans held-for-sale, and reductions of $83 million related to the transfer of the U.K. CitiFinancial portfolio to held-for-sale, offset by additions of $610 million related to the acquisitions of Egg, Nikko Cordial, Grupo Cuscatlán and Grupo Financiero Uno.
(3)	Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

19. GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill during 2008 and 2009 were as follows:

In millions of dollars
Balance at December 31, 2007	$41,053
Sale of German retail bank	$(1,047)
Sale of CitiCapital	(221)
Sale of Citigroup Global Services Limited	(85)
Purchase accounting adjustments—BISYS	(184)
Purchase of the remaining shares of Nikko Cordial—net of purchase accounting adjustments	287
Acquisition of Legg Mason Private Portfolio Group	98
Foreign exchange translation	(3,116)
Impairment of goodwill	(9,568)
Smaller acquisitions, purchase accounting adjustments and other	(85)
Balance at December 31, 2008	$27,132
Sale of Smith Barney	$(1,146)
Sale of Nikko Cordial Securities	(558)
Sale of Nikko Asset Management	(433)
Foreign exchange translation	547
Smaller acquisitions/divestitures, purchase accounting adjustments and other	(150)
Balance at December 31, 2009	$25,392

The changes in Goodwill by segment during 2008 and 2009 were as follows:

	Regional
	Consumer	Institutional		Corporate/
In millions of dollars	Banking	Clients Group	Citi Holdings	Other	Total
Balance at December 31, 2007 (1)	$19,751	$9,288	$12,014	$—	$41,053
Goodwill acquired during 2008	$88	$108	$1,492	$—	$1,688
Goodwill disposed of during 2008	—	—	(1,378)	—	(1,378)
Goodwill impaired during 2008	(6,547)	—	(3,021)	—	(9,568)
Other (1)	(4,006)	775	(1,432)	—	(4,663)
Balance at December 31, 2008 (1)	$9,286	$10,171	$7,675	$—	$27,132
Goodwill acquired during 2009	$—	$—	$—	$—	$—
Goodwill disposed of during 2009	—	(39)	(2,248)	—	(2,287)
Other (1)	307	225	15	—	547
Balance at December 31, 2009	$9,593	$10,357	$5,442	$—	$25,392

(1)	Other changes in Goodwill primarily reflect foreign exchange effects on non-dollar-denominated goodwill, as well as purchase accounting adjustments.

     Goodwill impairment testing is performed at a level below the business segments (referred to as a reporting unit). The changes in the organizational structure in 2009 resulted in the creation of new reporting segments. As a result, commencing with the second quarter of 2009, the Company has identified new reporting units as required under ASC 350, Intangibles—Goodwill and Other. Goodwill affected by the reorganization has been reassigned from 10 reporting units to nine, using a fair value approach. During 2009, goodwill was allocated to disposals and tested for impairment under the new reporting units. The Company performed goodwill impairment testing for all reporting units as of April 1, 2009 and July 1, 2009. Additionally, the Company performed an interim goodwill impairment test for the Local Consumer Lending—Cards reporting unit as of November 30, 2009. No goodwill was written off due to impairment in 2009.
     During 2008, the share prices of financial stocks continued to be very volatile and were under considerable pressure in sustained turbulent markets. In this environment, Citigroup’s market capitalization remained below book value for most of the period and the Company performed goodwill impairment testing for all reporting units as of February 28, 2008, July 1, 2008 and December 31, 2008. The results of the first step of the impairment test showed no indication of impairment in any of the reporting units at any of the periods except December 31, 2008 and, accordingly, the Company did not perform the second step of the impairment test, except for the test performed as of December 31, 2008. As of December 31, 2008, there was an indication of impairment in the North America Consumer Banking, Latin America Consumer Banking, and Local Consumer Lending—Other reporting units and, accordingly, the second step of testing was performed on these reporting units.

     Based on the results of the second step of testing, at December 31, 2008, the Company recorded a $9.6 billion pretax ($8.7 billion after-tax) goodwill impairment charge in the fourth quarter of 2008, representing most of the goodwill allocated to these reporting units. The primary cause for the goodwill impairment at December 31, 2008 in the above reporting units was rapid deterioration in the financial markets, as well as in the global economic outlook particularly during the period beginning mid-November through year-end 2008. The more significant fair value adjustments in the pro forma purchase price allocation in the second step of testing were to fair value loans and debt and were made to identify and value identifiable intangibles. The adjustments to measure the assets, liabilities and intangibles were for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the Consolidated Balance Sheet.
     The following table shows reporting units with goodwill balances and the excess of fair value as a percentage over allocated book value as of December 31, 2009.

In millions of dollars
	Fair value as a % of
Reporting unit (1)	allocated book value	Goodwill
North America Regional Consumer Banking	174%	$2,453
EMEA Regional Consumer Banking	163	255
Asia Regional Consumer Banking	303	5,533
Latin America Regional Consumer Banking	215	1,352
Securities and Banking	203	8,784
Transaction Services	2,079	1,573
Brokerage and Asset Management	161	759
Local Consumer Lending—Cards	112	4,683

(1)	Local Consumer Lending—Other is excluded from the table as there is no goodwill allocated to it.

     While no impairment was noted in step one of the Company’s Local Consumer Lending—Cards reporting unit impairment test at November 30, 2009, goodwill present in that reporting unit may be particularly sensitive to further deterioration in economic conditions. Under the market approach for valuing this reporting unit, the earnings multiples and transaction multiples were selected from multiples obtained using data from guideline companies and acquisitions. The selection of the actual multiple considers operating performance and financial condition such as return on equity and net income growth of Local Consumer Lending—Cards as compared to the guideline companies and acquisitions. For the valuation under the income approach, the Company utilized a discount rate, which it believes reflects the risk and uncertainty related to the projected cash flows, and selected 2012 as the terminal year.
     Small deterioration in the assumptions used in the valuations, in particular the discount rate and growth rate assumptions used in the net income projections, could significantly affect the Company’s impairment evaluation and, hence, results. If the future were to differ adversely from management’s best estimate of key economic assumptions and associated cash flows were to decrease by a small margin, the Company could potentially experience future material impairment charges with respect to $4,683 million of goodwill remaining in our Local Consumer Lending—Cards reporting unit. Any such charges, by themselves, would not negatively affect the Company’s Tier 1, Tier 1 Common and Total Capital regulatory ratios, its Tangible Common Equity or the Company’s liquidity position.

Intangible Assets
The components of intangible assets were as follows:

		December 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
In millions of dollars	amount	amortization	amount	amount	amortization	amount
Purchased credit card relationships	$8,148	$4,838	$3,310	$8,443	$4,513	$3,930
Core deposit intangibles	1,373	791	582	1,345	662	683
Other customer relationships	675	176	499	4,031	168	3,863
Present value of future profits	418	280	138	415	264	151
Indefinite-lived intangible assets	569	—	569	1,474	—	1,474
Other (1)	4,977	1,361	3,616	5,343	1,285	4,058
Intangible assets (excluding MSRs)	$16,160	$7,446	$8,714	$21,051	$6,892	$14,159
Mortgage servicing rights (MSRs)	6,530	—	6,530	5,657	—	5,657
Total intangible assets	$22,690	$7,446	$15,244	$26,708	$6,892	$19,816

(1)	Includes contract-related intangible assets.

     In 2009, Citigroup added $302 million in other intangibles, with a weighted-average amortization period of 13 years.
     Intangible assets amortization expense was $1,179 million, $1,427 million and $1,267 million for 2009, 2008 and 2007, respectively. Intangible assets amortization expense is estimated to be $991 million in 2010, $934 million in 2011, $887 million in 2012, $802 million in 2013, and $770 million in 2014.

The changes in intangible assets during 2009 were as follows:

	Net carrying						Net carrying
	amount at				FX		amount at
	December 31,	Acquisitions/			and		December 31,
In millions of dollars	2008	divestitures	Amortization	Impairments	other	(1)	2009
Purchased credit card relationships	$3,930	$(72)	$(595)	$—	$47		$3,310
Core deposit intangibles	683	—	(115)	(3)	17		582
Other customer relationships	3,863	(3,253)	(164)	—	53		499
Present value of future profits	151	—	(13)	—	—		138
Indefinite-lived intangible assets	1,474	(967)	—	—	62		569
Other	4,058	(108)	(292)	(53)	11		3,616
Intangible assets (excluding MSRs)	$14,159	$(4,400)	$(1,179)	$(56)	$190		$8,714
Mortgage servicing rights (MSRs) (2)	5,657						6,530
Total intangible assets	$19,816						$15,244

(1)	Includes foreign exchange translation and purchase accounting adjustments.
(2)	See Note 23 to the Consolidated Financial Statements for the roll-forward of mortgage servicing rights.

20. DEBT

Short-Term Borrowings
Short-term borrowings consist of commercial paper and other borrowings with weighted average interest rates as follows:

		2009		2008
In millions of dollars		Weighted		Weighted
at December 31,	Balance	average	Balance	average
Commercial paper
Citigroup Funding Inc.	$ 9,846	0.33%	$28,654	1.66%
Other Citigroup subsidiaries	377	0.51	471	2.02
	$10,223		$29,125
Other borrowings	58,656	0.66%	97,566	2.40%
Total	$68,879		$126,691

     Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks. Citigroup pays commitment fees for its lines of credit.
     Some of Citigroup’s non-bank subsidiaries have credit facilities with Citigroup’s subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act.
     CGMHI has committed financing with an unaffiliated bank. At December 31, 2009, CGMHI had drawn down the full $125 million available, which is guaranteed by Citigroup. It also has substantial borrowing agreements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI’s short-term requirements.

Long-Term Debt

				Balances
	Weighted
In millions of dollars	average
at December 31,	coupon	Maturities	2009	2008
Citigroup parent company
Senior notes (1)	4.11%	2010-2098	$149,751	$138,014
Subordinated notes	5.25	2010-2036	28,708	30,216
Junior subordinated notes
relating to trust preferred
securities	7.19	2031-2067	19,345	24,060
Other Citigroup subsidiaries
Senior notes (2)	2.12	2010-2043	93,909	105,620
Subsidiary
subordinated notes	1.63	2010-2038	3,060	3,395
Secured debt	1.79	2010-2017	325	290
Citigroup Global Markets
Holdings Inc.
Senior notes	1.94	2010-2097	13,422	20,619
Subordinated notes			—	4
Citigroup Funding Inc. (3)
Senior notes	3.21	2010-2051	55,499	37,375
Total			$364,019	$359,593
Senior notes			$312,581	$301,628
Subordinated notes			31,768	33,615
Junior subordinated notes
relating to trust preferred
securities			19,345	24,060
Other			325	290
Total			$364,019	$359,593

(1)	Includes $250 million of notes maturing in 2098.
(2)	At December 31, 2009 and 2008, collateralized advances from the Federal Home Loan Bank are $24.1 billion and $67.4 billion, respectively.
(3)	Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $528 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 (collectively, the “Safety First Trusts”) at December 31, 2009 and $452 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5 and 2008-6 at December 31, 2008. CFI owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the Safety First Trust Securities and the Safety First Trusts’ common securities. The Safety First Trusts’ obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI’s guarantee obligations are fully and unconditionally guaranteed by Citigroup.

     CGMHI has a syndicated five-year committed uncollateralized revolving line of credit facility with unaffiliated banks totaling $3.0 billion, which was undrawn at December 31, 2009 and matures in 2011. CGMHI also has committed long-term financing facilities with unaffiliated banks. At December 31, 2009, CGMHI had drawn down the full $900 million available under these facilities, of which $150 million is guaranteed by Citigroup. Generally, a bank can terminate these facilities by giving CGMHI one year prior notice.

     CGMHI also has substantial borrowing arrangements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI’s short-term requirements.
     The Company issues both fixed and variable rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, the Company uses other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2009, the Company’s overall weighted average interest rate for long-term debt was 3.51% on a contractual basis and 3.91% including the effects of derivative contracts.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

In millions of dollars	2010	2011	2012	2013	2014	Thereafter
Citigroup parent company	$18,030	$20,435	$29,706	$17,775	$18,916	$92,942
Other Citigroup subsidiaries	18,710	29,316	17,214	5,177	12,202	14,675
Citigroup Global Markets Holdings Inc.	1,315	1,030	1,686	388	522	8,481
Citigroup Funding Inc.	9,107	8,875	20,738	4,792	3,255	8,732
Total	$47,162	$59,656	$69,344	$28,132	$34,895	$124,830

     Long-term debt at December 31, 2009 and December 31, 2008 includes $19,345 million and $24,060 million, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware. The trusts exist for the exclusive purposes of (i) issuing trust securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.
     Citigroup has contractually agreed not to redeem or purchase (i) the 6.50% Enhanced Trust Preferred securities of Citigroup Capital XV before September 15, 2056, (ii) the 6.45% Enhanced Trust Preferred securities of Citigroup Capital XVI before December 31, 2046, (iii) the 6.35% Enhanced Trust Preferred securities of Citigroup Capital XVII before March 15, 2057, (iv) the 6.829% Fixed Rate/Floating Rate Enhanced Trust Preferred securities of Citigroup Capital XVIII before June 28, 2047, (v) the 7.250% Enhanced Trust Preferred securities of Citigroup Capital XIX before August 15, 2047, (vi) the 7.875% Enhanced Trust Preferred securities of Citigroup Capital
XX before December 15, 2067, and (vii) the 8.300% Fixed Rate/Floating Rate Enhanced Trust Preferred securities of Citigroup Capital XXI before December 21, 2067, unless certain conditions, described in Exhibit 4.03 to Citigroup’s Current Report on Form 8-K filed on September 18, 2006, in Exhibit 4.02 to Citigroup’s Current Report on Form 8-K filed on November 28, 2006, in Exhibit 4.02 to Citigroup’s Current Report on Form 8-K filed on March 8, 2007, in Exhibit 4.02 to Citigroup’s Current Report on Form 8-K filed on July 2, 2007, in Exhibit 4.02 to Citigroup’s Current Report on Form 8-K filed on August 17, 2007, in Exhibit 4.2 to Citigroup’s Current Report on Form 8-K filed on November 27, 2007, and in Exhibit 4.2 to Citigroup’s Current Report on Form 8-K filed on December 21, 2007, respectively, are met. These agreements are for the benefit of the holders of Citigroup’s 6.00% junior subordinated deferrable interest debentures due 2034. Citigroup owns all of the voting securities of these subsidiary trusts. These subsidiary trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the subsidiary trusts and the subsidiary trusts’ common securities. These subsidiary trusts’ obligations are fully and unconditionally guaranteed by Citigroup.

The following table summarizes the financial structure of each of the Company’s subsidiary trusts at December 31, 2009:

						Junior subordinated debentures owned by trust
Trust securities					Common
with distributions					shares				Redeemable
guaranteed by	Issuance	Securities	Liquidation	Coupon	issued				by issuer
Citigroup	date	issued	value	rate	to parent	Amount	(1)	Maturity	beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$ 194	7.625%	6,003	$ 200		Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	35,885,898	897	7.125%	1,109,874	925		July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	43,651,597	1,091	6.950%	1,350,050	1,125		Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	33,874,813	847	6.000%	1,047,675	873		Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	14,757,823	369	6.100%	456,428	380		Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460	6.000%	568,675	474		Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIV	June 2006	12,227,281	306	6.875%	40,000	307		June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	25,210,733	630	6.500%	40,000	631		Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	38,148,947	954	6.450%	20,000	954		Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	28,047,927	701	6.350%	20,000	702		Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	99,901	162	6.829%	50	162		June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	22,771,968	569	7.250%	20,000	570		Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	17,709,814	443	7.875%	20,000	443		Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	2,345,801	2,346	8.300%	500	2,346		Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXX	Nov. 2007	1,875,000	1,875	6.455%	10	1,875		Sept. 15, 2041	Sept. 15, 2013
Citigroup Capital XXXI	Nov. 2007	1,875,000	1,875	6.700%	10	1,875		Mar. 15, 2042	Mar. 15, 2014
Citigroup Capital XXXII	Nov. 2007	1,875,000	1,875	6.935%	10	1,875		Sept. 15, 2042	Sept. 15, 2014
Citigroup Capital XXXIII	July 2009	5,259,000	5,259	8.000%	100	5,259		July 30, 2039	July 30, 2014

				3 mo. LIB
Adam Capital Trust III	Dec. 2002	17,500	18	+335 bp.	542	18		Jan. 7, 2033	Jan. 7, 2008
				3 mo. LIB
Adam Statutory Trust III	Dec. 2002	25,000	25	+325 bp.	774	26		Dec. 26, 2032	Dec. 26, 2007
				3 mo. LIB
Adam Statutory Trust IV	Sept. 2003	40,000	40	+295 bp.	1,238	41		Sept. 17, 2033	Sept. 17, 2008
				3 mo. LIB
Adam Statutory Trust V	Mar. 2004	35,000	35	+279 bp.	1,083	36		Mar. 17, 2034	Mar. 17, 2009
Total obligated			$20,971			$21,097

(1)	Represents the proceeds received from the Trust at the date of issuance.

     In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital III, Citigroup Capital XVIII and Citigroup Capital XXI on which distributions are payable semiannually.
     During the third quarter of 2009, pursuant to the “Exchange Offers,” Citigroup converted $5.8 billion liquidation value of trust preferred securities across Citigroup Capital III, Citigroup Capital VII, Citigroup Capital VIII,

Citigroup Capital IX, Citigroup Capital X, Citigroup Capital XI, Citigroup Capital XIV, Citigroup Capital XV, Citigroup Capital XVI, Citigroup Capital XVII, Citigroup Capital XVIII, Citigroup Capital XIX, Citigroup Capital XX and Citigroup Capital XXI to common stock and issued $27.1 billion of Citigroup Capital XXXIII trust preferred securities to the U.S. government in exchange for the Series G and I of preferred stock.

21. PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
The following table summarizes the Company’s Preferred Stock outstanding at December 31, 2009 and December 31, 2008:

						Carrying value
						in millions of dollars
		Redemption		Convertible to
		price per		approximate
		depositary	Number	number of
		share /	of	Citigroup
	Dividend	preference	depositary	common shares at	December 31,	December 31,
	rate	share	shares	December 31, 2009	2009	2008
Series A (1)	7.000%	$ 50	—	$—	$ —	$ 6,880
Series B (1)	7.000%	50	—	—	—	3,000
Series C (1)	7.000%	50	—	—	—	1,000
Series D (1)	7.000%	50	—	—	—	750
Series E (2)	8.400%	1,000	121,254	—	121	6,000
Series F (3)	8.500%	25	2,863,369	—	71	2,040
Series H (4)	5.000%	1,000,000	—	—	—	23,727
Series I (5)	8.000%	1,000,000	—	—	—	19,513
Series J (1)	7.000%	50	—	—	—	450
Series K (1)	7.000%	50	—	—	—	400
Series L1 (1)	7.000%	50	—	—	—	5
Series N (1)	7.000%	50	—	—	—	15
Series T (6)	6.500%	50	453,981	672,959	23	3,169
Series AA (7)	8.125%	25	3,870,330	—	97	3,715
				672,959	$312	$70,664

(1)	Issued on January 23, 2008 as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of Non-Cumulative Convertible Preferred Stock. Under the terms of pre-existing conversion price reset agreements with holders of Series A, B, C, D, J, K, L1 and N (the “Old Preferred Stock”), on February 17, 2009, Citigroup exchanged shares of new preferred stock Series A1, B1, C1, D1, J1, K1, L2 and N1 (the “New Preferred Stock”) for an equal number of shares of Old Preferred Stock. All shares of the Old Preferred Stock were canceled. During the third quarter of 2009, pursuant to the “Exchange Offers”, Citigroup converted the entire notional value of the New Preferred Stock to common stock.
(2)	Issued on April 28, 2008 as depositary shares, each representing a 1/25th interest in a share of the corresponding series of Fixed Rate/Floating Rate Non-Cumulative Preferred Stock. Redeemable in whole or in part on or after April 30, 2018. Dividends are payable semi-annually for the first 10 years until April 30, 2018 at $42.70 per depositary share and thereafter quarterly at a floating rate when, as and if declared by the Company’s Board of Directors. During the third quarter of 2009, pursuant to the “Exchange Offers”, Citigroup converted $5,879 million notional value of Series E Preferred Stock to common stock.
(3)	Issued on May 13, 2008 and May 28, 2008 as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of Non-Cumulative Preferred Stock. Redeemable in whole or in part on or after June 15, 2013. The dividend of $0.53 per depositary share is payable quarterly when, as and if declared by the Company’s Board of Directors. During the third quarter of 2009, pursuant to the “Exchange Offers”, Citigroup converted $1,969 million notional value of Series F Preferred Stock to common stock.
(4)	Issued on October 28, 2008 as Cumulative Preferred Stock to the United States Treasury under the Troubled Asset Relief Program. During the third quarter of 2009, pursuant to the “Exchange Offers”, the entire notional value of the Preferred Stock was converted to common stock.
(5)	Issued on December 31, 2008 as Cumulative Preferred Stock to the United States Treasury under the Troubled Asset Relief Program. During the third quarter of 2009, pursuant to the “Exchange Offers”, the entire notional value of the Preferred Stock was converted to Citigroup Capital XXXIII trust preferred securities maturing July 30, 2039.
(6)	Issued on January 23, 2008 and January 29, 2008 as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of Non-Cumulative Convertible Preferred Stock. Redeemable in whole or in part on or after February 15, 2015. Convertible into Citigroup common stock at a conversion rate of approximately 1,482.3503 per share, which is subject to adjustment under certain conditions. The dividend or in $0.81 per depositary share is payable quarterly when, as and if declared by the Company’s Board of Directors. Redemption is subject to a capital replacement covenant. During the third quarter of 2009, pursuant to the “Exchange Offers”, Citigroup converted $3,146 million notional value of Series T Preferred Stock to common stock.
(7)	Issued on January 25, 2008 as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of Non-Cumulative Preferred Stock. Redeemable in whole or in part on or after February 15, 2018. The dividend of $0.51 per depositary share is payable quarterly when, as and if declared by the Company’s Board of Directors. Redemption is subject to a capital replacement covenant. During the third quarter of 2009, pursuant to the “Exchange Offers”, Citigroup converted $3,618 million notional value of Series AA Preferred Stock to common stock.

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
     The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2009 and 2008, all of Citigroup’s U.S. insured subsidiary depository institutions were “well capitalized.”
     At December 31, 2009, regulatory capital as set forth in guidelines issued by the U.S. federal bank regulators is as follows:

		Well-
	Required	capitalized
In millions of dollars	minimum	minimum		Citigroup	(3)	Citibank, N.A.	(3)
Tier 1 Capital				$127,034		$96,833
Total Capital (1)				165,983		110,625
Tier 1 Capital ratio	4.0%	6.0%		11.67%		13.16%
Total Capital ratio (1)	8.0	10.0		15.25		15.03
Leverage ratio (2)	3.0	5.0	(3)	6.89		8.31

(1)	Total Capital includes Tier 1 Capital and Tier 2 Capital.
(2)	Tier 1 Capital divided by adjusted average total assets.
(3)	Applicable only to depository institutions. For bank holding companies to be “well capitalized,” they must maintain a minimum Leverage ratio of 3%.
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
     In determining the dividends, each depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup did not receive any dividends from its banking subsidiaries during 2009.

Non-Banking Subsidiaries
Citigroup also receives dividends from its non-bank subsidiaries. These non-bank subsidiaries are generally not subject to regulatory restrictions on dividends.
     The ability of CGMHI to declare dividends can be restricted by capital considerations of its broker-dealer subsidiaries.

In millions of dollars
		Net	Excess over
		capital or	minimum
Subsidiary	Jurisdiction	equivalent	requirement
Citigroup Global	U.S. Securities and
Markets Inc.	Exchange
Commission
Uniform Net
Capital Rule
	(Rule 15c3-1)	$10,886	$10,218
Citigroup Global	United Kingdom’s
Markets Limited	Financial
Services
	Authority	$ 6,409	$ 3,081

22. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of “Accumulated Other Comprehensive Income (Loss)” for the three-year period ended December 31, 2009 are as follows:

		Foreign
		currency
	Net unrealized	translation			Accumulated
	gains (losses)	adjustment,		Pension	other
	on investment	net of	Cash flow	liability	comprehensive
In millions of dollars	securities	hedges	hedges	adjustments	income (loss)
Balance, January 1, 2007	$1,092	$(2,796)	$(61)	$(1,786)	$(3,551)
Change in net unrealized gains (losses) on investment securities, net of taxes	138	—	—	—	138
Less: Reclassification adjustment for net gains included in net income, net of taxes	(759)	—	—	—	(759)
Foreign currency translation adjustment, net of taxes (1)	—	2,024	—	—	2,024
Cash flow hedges, net of taxes (2)	—	—	(3,102)	—	(3,102)
Pension liability adjustment, net of taxes (3)	—	—	—	590	590
Change	$(621)	$2,024	$(3,102)	$590	$(1,109)
Balance, December 31, 2007	$471	$(772)	$(3,163)	$(1,196)	$(4,660)
Change in net unrealized gains (losses) on investment securities, net of taxes	(11,422)	—	—	—	(11,422)
Less: Reclassification adjustment for net losses included in net income, net of taxes	1,304	—	—	—	1,304
Foreign currency translation adjustment, net of taxes (1)	—	(6,972)	—	—	(6,972)
Cash flow hedges, net of taxes (2)	—	—	(2,026)	—	(2,026)
Pension liability adjustment, net of taxes (3)	—	—	—	(1,419)	(1,419)
Change	$(10,118)	$(6,972)	$(2,026)	$(1,419)	$(20,535)
Balance, December 31, 2008	$(9,647)	$(7,744)	$(5,189)	$(2,615)	$(25,195)
Cumulative effect of accounting change (ASC 320-10-35/FSP FAS 115-2
and FAS 124-2)	(413)	—	—	—	(413)
Balance, January 1, 2009	$(10,060)	$(7,744)	$(5,189)	$(2,615)	$(25,608)
Change in net unrealized gains (losses) on investment securities, net of taxes	5,268	—	—	—	5,268
Less: Reclassification adjustment for net losses included in net income, net of taxes	445	—	—	—	445
Foreign currency translation adjustment, net of taxes (1)	—	(203)	—	—	(203)
Cash flow hedges, net of taxes (2)	—	—	2,007	—	2,007
Pension liability adjustment, net of taxes (3)	—	—	—	(846)	(846)
Change	$5,713	$(203)	$2,007	$(846)	$6,671
Balance, December 31, 2009 (4)	$(4,347)	$(7,947)	$(3,182)	$(3,461)	$(18,937)

(1)	Reflects, among other items: the movements in the British pound, Euro, Japanese yen, Korean won, Polish zloty and Mexican peso against the U.S. dollar, and changes in related tax effects and hedges.
(2)	Primarily driven by Citigroup’s pay fixed/receive floating interest rate swap programs that are hedging the floating rates on deposits and long-term debt.
(3)	Reflects adjustments to the funded status of pension and postretirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation.
(4)	The December 31, 2009 balance of $(4.3) billion for net unrealized losses on investment securities consists of $(4.7) billion for those investments classified as held-to-maturity and $0.4 billion for those classified as available-for-sale.

23. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Overview
Citigroup and its subsidiaries are involved with several types of off-balance-sheet arrangements, including special purpose entities (SPEs). See Note 1 to the Consolidated Financial Statements for a discussion of impending accounting changes to the accounting for transfers and servicing of financial assets and Consolidation of Variable Interest Entities, including the elimination of Qualifying SPEs.

Uses of SPEs
An SPE is an entity designed to fulfill a specific limited need of the company that organized it.
     The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup’s financial assets, to assist clients in securitizing their financial assets, and to create investment products for clients. SPEs may be organized in many legal forms including trusts, partnerships or corporations. In a securitization, the company transferring assets to an SPE converts those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt and equity instruments, certificates, commercial paper and other notes of indebtedness, which are recorded on the balance sheet of the SPE and not reflected on the transferring company’s balance sheet, assuming applicable accounting requirements are satisfied. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or over-collateralization in the form of excess assets in the SPE, or from a liquidity facility, such as a line of credit, liquidity put option or asset purchase agreement. The SPE can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors or to limit or change the credit risk of the SPE. Citigroup may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts.
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

Variable interest entities
VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights, right to receive the expected residual returns of the entity and obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity. The variable interest holder, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, is deemed to be the primary beneficiary and must consolidate the VIE. Consolidation of a VIE is determined based primarily on variability generated in scenarios that are considered most likely to occur, rather than based on scenarios that are considered more remote. Certain variable interests may absorb significant amounts of losses or residual returns contractually, but if those scenarios are considered very unlikely to occur, they may not lead to consolidation of the VIE.
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
     In various other transactions, the Company may act as a derivative counterparty (for example, interest rate swap, cross-currency swap, or purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE); may act as underwriter or placement agent; may provide administrative, trustee, or other services; or may make a market in debt securities or other instruments issued by VIEs. The Company generally considers such involvement, by itself, “not significant.”

     Citigroup’s involvement with QSPEs and consolidated and unconsolidated VIEs with which the Company holds significant variable interests as of December 31, 2009 and 2008 is presented below:

In millions of dollars						As of December 31, 2009
						Maximum exposure to loss in significant
						unconsolidated VIEs					(1)
						Funded exposures		(2)	Unfunded exposures		(3)
	Total
	involvement			Significant						Guarantees
	with SPE	QSPE	Consolidated	unconsolidated		Debt	Equity		Funding	and
	assets	assets	VIE assets	VIE assets	(4)	investments	investments		commitments	derivatives
Citicorp
Credit card securitizations	$78,833	$78,833	$—	$—		$—	$—		$—	$—
Mortgage securitizations	81,953	81,953	—	—		—	—		—	—
Citi-administered
asset-backed commercial paper conduits (ABCP)	22,648	—	—	22,648		70	—		22,204	374
Third-party commercial paper conduits	3,718	—	—	3,718		—	—		353	—
Collateralized debt obligations (CDOs)	2,785	—	—	2,785		21	—		—	—
Collateralized loan obligations (CLOs)	5,409	—	—	5,409		120	—		—	—
Asset-based financing	19,612	—	1,279	18,333		4,469	44		549	159
Municipal securities tender
option bond
trusts (TOBs)	19,455	705	9,623	9,127		—	—		6,304	537
Municipal investments	225	—	11	214		206	13		18	—
Client intermediation	8,607	—	2,749	5,858		881	—		—	—
Investment funds	93	—	39	54		9	—		—	1
Trust preferred securities	19,345	—	—	19,345		—	128		—	—
Other	7,380	1,808	1,838	3,734		365	—		33	48
Total	$270,063	$163,299	$15,539	$91,225		$6,141	$185		$29,461	$1,119
Citi Holdings
Credit card securitizations	$42,274	$42,274	$—	$—		$—	$—		$—	$—
Mortgage securitizations	491,500	491,500	—	—		—	—		—	—
Student loan securitizations	14,343	14,343	—	—		—	—		—	—
Citi-administered
asset-backed commercial paper conduits (ABCP)	13,777	—	98	13,679		—	—		13,660	18
Third-party commercial paper conduits	5,776	—	—	5,776		187	—		252	—
Collateralized debt obligations (CDOs)	24,157	—	7,614	16,543		930	—		—	228
Collateralized loan obligations (CLOs)	13,515	—	142	13,373		1,357	—		19	282
Asset-based financing	52,598	—	370	52,228		17,006	68		1,311	—
Municipal securities
tender option
bond trusts (TOBs)	1,999	—	1,999	—		—	—		—	—
Municipal investments	16,045	—	882	15,163		85	2,037		386	—
Client intermediation	675	—	230	445		43	—		—	353
Investment funds	10,178	—	1,037	9,141		—	175		93	—
Other	3,732	610	1,472	1,650		235	112		257	—
Total	$690,569	$548,727	$13,844	$127,998		$19,843	$2,392		$15,978	$881
Total Citigroup	$960,632	$712,026	$29,383	$219,223		$25,984	$2,577		$45,439	$2,000

(1)	The definition of maximum exposure to loss is included in the text that follows.
(2)	Included in Citigroup’s December 31, 2009 Consolidated Balance Sheet.
(3)	Not included in Citigroup’s December 31, 2009 Consolidated Balance Sheet. See “Future Applications of Accounting Standards” in Note 1 to the Consolidated Financial Statements for discussion of the impact of implementation of SFAS 166 and SFAS 167, which will cause the maximum exposure to loss in Significant unconsolidated VIEs to decrease significantly.
(4)	A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

As of December 31, 2009
(continued)		In millions of dollars					As of December 31, 2008	(1)

Total maximum exposure							Maximum exposure to
to loss in significant		Total			Significant		loss in significant
unconsolidated VIEs		involvement	QSPE	Consolidated	unconsolidated VIE		unconsolidated
(continued)	(3)	with SPEs	assets	VIE assets	assets	(2)	VIE assets	(3)

$—		$78,254	$78,254	$—	$—		$—
—		84,953	84,953	—	—		—

22,648		36,108	—	—	36,108		36,108
353		10,589	—	—	10,589		579
21		4,042	—	—	4,042		12
120		3,343	—	—	3,343		2
5,221		16,930	—	1,629	15,301		4,556

6,841		27,047	5,964	12,135	8,948		7,884
237		593	—	—	593		35
881		8,332	—	3,480	4,852		1,476
10		71	—	45	26		31
128		23,899	—	—	23,899		162
446		10,394	3,737	2,419	4,238		370
$36,906		$304,555	$172,908	$19,708	$111,939		$51,215

$—		$45,613	$45,613	$—	$—		$—
—		586,410	586,407	3	—		—
—		15,650	15,650	—	—		—

13,678		23,527	—	—	23,527		23,527
439		10,166	—	—	10,166		820
1,158		26,018	—	11,466	14,552		1,461
1,658		19,610	—	122	19,488		1,680
18,385		85,224	—	2,218	83,006		23,676

—		3,024	540	2,484	—		—
2,508		16,545	—	866	15,679		2,915
396		1,132	—	331	801		61
268		10,330	—	2,084	8,246		158
604		9,472	1,014	4,306	4,152		892
$39,094		$852,721	$649,224	$23,880	$179,617		$55,190
$76,000		$1,157,276	$822,132	$43,588	$291,556		$106,405

(1)	Reclassified to conform to the current period’s presentation.
(2)	A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.
(3)	The definition of maximum exposure to loss is included in the text that follows.

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
     The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the SPE table as of December 31, 2009:
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

In millions of dollars	Liquidity Facilities	Loan Commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$20,486	$1,718
Third-party commercial paper conduits	353	—
Asset-based financing	—	549
Municipal securities tender option bond trusts (TOBs)	6,304	—
Municipal investments	—	18
Other	10	23
Total Citicorp	$27,153	$2,308
Citi Holdings
Citi-administered asset-backed commercial paper conduits (ABCP)	$11,978	$1,682
Third-party commercial paper conduits	252	—
Collateralized loan obligations (CLOs)	—	19
Asset-based financing	—	1,311
Municipal investments	—	386
Investment Funds	—	93
Other	—	257
Total Citi Holdings	$12,230	$3,748
Total Citigroup funding commitments	$39,383	$6,056

Citicorp’s Consolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

	December 31,	December 31,
In billions of dollars	2009	2008
Cash	$—	$0.7
Trading account assets	3.7	4.3
Investments	9.8	12.5
Loans	0.1	0.5
Other assets	1.9	1.7
Total assets of consolidated VIEs	$15.5	$19.7

The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs:

	December 31,	December 31,
In billions of dollars	2009	2008
Short-term borrowings	$9.5	$14.2
Long-term debt	4.6	5.6
Other liabilities	0.1	0.9
Total liabilities of consolidated VIEs	$14.2	$20.7

Citi Holdings’ Consolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

	December 31,	December 31,
In billions of dollars	2009	2008
Cash	$0.7	$1.2
Trading account assets	9.5	16.6
Investments	2.7	3.3
Loans	0.4	2.1
Other assets	0.5	0.7
Total assets of consolidated VIEs	$13.8	$23.9

The following table presents the carrying amounts and classification of the third-party liabilities of the consolidated VIEs:

	December 31,	December 31,
In billions of dollars	2009	2008
Trading account liabilities	$0.2	$0.5
Short-term borrowings	2.6	2.8
Long-term debt	0.3	1.2
Other liabilities	1.3	2.1
Total liabilities of consolidated VIEs	$4.4	$6.6
     The consolidated VIEs included in the tables above represent hundreds of separate entities with which the Company is involved. In general, the third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to the Company, except where the Company has provided a guarantee to the investors or is the counterparty to certain derivative transactions involving the VIE. In addition, the assets are generally restricted only to pay such liabilities. Thus, the Company’s maximum legal exposure to loss related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets due to outstanding third-party financing. Intercompany assets and liabilities are excluded from the table.

Citicorp’s Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following tables present the carrying amounts and classification of significant interests in unconsolidated VIEs:

	December 31,	December 31,
In billions of dollars	2009	2008
Trading account assets	$3.2	$1.9
Investments	0.2	0.2
Loans	2.3	3.5
Other assets	0.5	0.4
Total assets of significant
interests in unconsolidated VIEs	$6.2	$6.0

	December 31,	December 31,
In billions of dollars	2009	2008
Long-term debt	$0.5	$0.4
Total liabilities of significant
interests in unconsolidated VIEs	$0.5	$0.4

Citi Holdings’ Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following tables present the carrying amounts and classification of significant interests in unconsolidated VIEs:

	December 31,	December 31,
In billions of dollars	2009	2008
Trading account assets	$3.1	$4.4
Investments	9.1	10.8
Loans	10.5	12.4
Other assets	0.1	—
Total assets of significant
interests in unconsolidated VIEs	$22.8	$27.6

	December 31,	December 31,
In billions of dollars	2009	2008
Trading account liabilities	$—	$0.2
Other liabilities	0.4	0.6
Total liabilities of significant
interests in unconsolidated VIEs	$0.4	$0.8

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

The following table reflects amounts related to the Company’s securitized credit card receivables:

	Citicorp		Citi Holdings
In billions of dollars at December 31	2009	2008	2009	2008
Principal amount of credit card receivables in trusts	$78.8	$78.3	$42.3	$45.7
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	66.5	68.2	28.2	30.0
Retained by Citigroup as trust-issued securities	5.0	1.2	10.1	5.4
Retained by Citigroup via non-certificated interests recorded as consumer loans	7.3	8.9	4.0	10.3
Total ownership interests in principal amount of trust credit card receivables	$78.8	$78.3	$42.3	$45.7
Other amounts recorded on the balance sheet related to interests retained in the trusts
Other retained interests in securitized assets	$1.4	$1.2	$1.6	$2.0
Residual interest in securitized assets (1)	0.3	0.3	1.2	1.4
Amounts payable to trusts	1.2	1.0	0.8	0.7

(1)	2009 balances include net unbilled interest of $0.3 billion for Citicorp and $0.4 billion for Citi Holdings. December 31, 2008 balances included net unbilled interest of $0.3 billion for Citicorp and $0.3 billion for Citi Holdings.

Credit Card Securitizations—Citicorp
In the years ended December 31, 2009, 2008 and 2007, the Company recorded net gains (losses) from securitization of Citicorp’s credit card receivables of $349 million, $(1,007) million and $416 million, respectively. Net gains (losses) reflect the following:
  incremental gains (losses) from new securitizations;
  the reversal of the allowance for loan losses associated with receivables sold;
  net gains on replenishments of the trust assets offset by other-than-temporary impairments; and
  changes in fair value for the portion of the residual interest classified as trading assets.
     The following table summarizes selected cash flow information related to Citicorp’s credit card securitizations for the years ended December 31, 2009, 2008 and 2007:

In billions of dollars	2009	2008	2007
Proceeds from new securitizations	$16.3	$11.8	$19.3
Proceeds from collections reinvested in
new receivables	144.4	165.6	176.7
Contractual servicing fees received	1.3	1.3	1.2
Cash flows received on retained
interests and other net cash flows	3.1	3.9	5.1

     As of December 31, 2009 and December 31, 2008, the residual interest in securitized credit card receivables was valued at $0 for Citicorp. Considering the residual interest was written down to $0 at December 31, 2008, key assumptions used in measuring its fair value at the date of sale or securitization are not provided for 2009, but are provided for 2008. The below table reflects these assumptions:

	2009	2008
Discount rate	N/A	13.3% to 17.4%
Constant prepayment rate	N/A	5.8% to 21.1%
Anticipated net credit losses	N/A	4.7% to 7.4%

     At December 31, 2009, the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

			Other
	Residual	Retained	retained
In millions of dollars	interest	certificates	interests
Carrying value of retained interests	$—	$5,008	$1,650
Discount rates
Adverse change of 10%	$—	$(4)	$(1)
Adverse change of 20%	—	(8)	(2)
Constant prepayment rate
Adverse change of 10%	$—	$—	$—
Adverse change of 20%	—	—	—
Anticipated net credit losses
Adverse change of 10%	$—	$—	$(35)
Adverse change of 20%	—	—	(69)

Managed Loans—Citicorp
After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers the securitized credit card receivables to be part of the business it manages.
     Managed-basis (Managed) presentations are non-GAAP financial measures. Managed presentations include results from both the on-balance-sheet loans and off-balance-sheet loans, and exclude the impact of card securitization activity. Managed presentations assume that securitized loans have not been sold and present the results of the securitized loans in the same manner as Citigroup's owned loans. Citigroup’s management believes that Managed presentations provide a greater understanding of ongoing operations and enhance comparability of those results in prior periods as well as demonstrating the effects of unusual gains and charges in the current period. Management further believes that a meaningful analysis of the Company’s financial performance requires an understanding of the factors underlying that performance and that investors find it useful to see these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in Citigroup’s underlying performance.
     The following tables present a reconciliation between the Managed basis and on-balance-sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) and credit losses, net of recoveries.

In millions of dollars, except		December 31,	December 31,
loans in billions		2009	2008
Loan amounts, at period end
On balance sheet		$44.0	$45.5
Securitized amounts		71.6	69.5
Total managed loans		$115.6	$115.0
Delinquencies, at period end
On balance sheet		$1,146	$1,126
Securitized amounts		1,902	1,543
Total managed delinquencies		$3,048	$2,669

Credit losses, net
of recoveries, for the
years ended December 31,	2009	2008	2007
On balance sheet	$3,841	$2,866	$1,921
Securitized amounts	6,932	4,300	2,733
Total managed	$10,773	$7,166	$4,654

Credit Card Securitizations—Citi Holdings
The Company recorded net gains (losses) from securitization of Citi Holdings’ credit card receivables of $(586) million, $(527) million, and $668 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     The following table summarizes selected cash flow information related to Citi Holdings’ credit card securitizations for the years ended December 31, 2009, 2008 and 2007:

In billions of dollars	2009	2008	2007
Proceeds from new securitizations	$29.4	$16.9	$17.0
Proceeds from collections reinvested
in new receivables	46.0	49.1	41.3
Contractual servicing fees received	0.7	0.7	0.9
Cash flows received on retained
interests and other net cash flows	2.6	3.3	2.5

     Key assumptions used in measuring the fair value of the residual interest at the date of sale or securitization of Citi Holdings’ credit card receivables for the years ended December 31, 2009 and 2008, respectively, are as follows:

	December 31,	December 31,
	2009	2008
Discount rate	19.7%	16.8% to 20.9%
Constant prepayment rate	6.0% to 11.0%	6.4% to 12.4%
Anticipated net credit losses	9.9% to 13.2%	6.6% to 9.9%

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

     At December 31, 2009, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

2009
Discount rate	19.7%
Constant prepayment rate	6.2% to 10.8%
Anticipated net credit losses	13.0%
Weighted average life	11.6 months

			Other
	Residual	Retained	retained
In millions of dollars	interest	certificates	interests
Carrying value of retained interests	$786	$9,995	$2,024
Discount rates
Adverse change of 10%	$(42)	$(10)	$(6)
Adverse change of 20%	(83)	(20)	(12)
Constant prepayment rate
Adverse change of 10%	$(49)	$—	$—
Adverse change of 20%	(93)	—	—
Anticipated net credit losses
Adverse change of 10%	$(361)	$—	$(48)
Adverse change of 20%	(715)	—	(95)

Managed Loans—Citi Holdings
After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers the securitized credit card receivables to be part of the business it manages.
     Managed-basis (Managed) presentations are non-GAAP financial measures. Managed presentations include results from both the on-balance-sheet loans and off-balance-sheet loans, and exclude the impact of card securitization activity. Managed presentations assume that securitized loans have not been sold and present the results of the securitized loans in the same manner as Citigroup’s owned loans. Citigroup’s management believes that Managed presentations provide a greater understanding of ongoing operations and enhance comparability of those results in prior periods as well as demonstrating the effects of unusual gains and charges in the current period. Management further believes that a meaningful analysis of the Company’s financial performance requires an understanding of the factors underlying that performance and that investors find it useful to see these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in Citigroup’s underlying performance.
     The following tables present a reconciliation between the Managed basis and on-balance-sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) and credit losses, net of recoveries.

	December 31,	December 31,
In millions of dollars, except loans in billions	2009	2008
Loan amounts, at period end
On balance sheet	$27.0	$42.0
Securitized amounts	38.8	36.4
Total managed loans	$65.8	$78.4
Delinquencies, at period end
On balance sheet	$1,250	$1,364
Securitized amounts	1,326	1,112
Total managed delinquencies	$2,576	$2,476

Credit losses, net of recoveries,
for the year ended December 31,	2009	2008	2007
On balance sheet	$4,540	$3,052	$1,956
Securitized amounts	4,590	3,107	1,995
Total managed credit losses	$9,130	$6,159	$3,951

Funding, Liquidity Facilities and Subordinated Interests
Citigroup securitizes credit card receivables through three securitization trusts—Citibank Credit Card Master Trust (“Master Trust”), which is part of Citicorp, and the Citibank OMNI Master Trust (“Omni Trust”) and Broadway Credit Card Trust (“Broadway Trust”), which are part of Citi Holdings.
     Master Trust issues fixed- and floating-rate term notes as well as commercial paper. Some of the term notes are issued to multi-seller commercial paper conduits. In 2009, the Master Trust has issued $4.3 billion of notes that are eligible for the Term Asset-Backed Securities Loan Facility (TALF) program, where investors can borrow from the Federal Reserve using the trust securities as collateral. The weighted average maturity of the term notes issued by the Master Trust was 3.6 years as of December 31, 2009 and 3.8 years as of December 31, 2008.

Master Trust liabilities

	December 31,	December 31,
In billions of dollars	2009	2008
Term notes issued to
multi-seller CP conduits	$0.8	$1.0
Term notes issued to other
third parties	51.2	56.2
Term notes retained by
Citigroup affiliates	5.0	1.2
Commercial paper	14.5	11.0
Total Master Trust
liabilities	$71.5	$69.4

     Both Omni and Broadway Trusts issue fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The Omni Trust also issues commercial paper. From time to time, a portion of the Omni Trust commercial paper has been purchased by the Federal Reserve's Commercial Paper Funding Facility (CPFF). In addition, some of the multi-seller conduits that hold Omni Trust term notes have placed commercial paper with CPFF. The total amount of Omni Trust liabilities funded directly or indirectly through the CPFF was $2.5 billion at December 31, 2009 and $6.9 billion at December 31, 2008.
     The weighted average maturity of the third-party term notes issued by the Omni Trust was 2.0 years as of December 31, 2009 and 0.5 years as of December 31, 2008. The weighted average maturity of the third-party term notes issued by the Broadway Trust was 2.5 years as of December 31, 2009 and 3.3 years as of December 31, 2008.
Omni Trust liabilities

	December 31,	December 31,
In billions of dollars	2009	2008
Term notes issued to multi-
seller commercial paper
conduits	$13.1	$17.8
Term notes issued to other
third parties	9.2	2.3
Term notes retained by
Citigroup affiliates	9.8	5.1
Commercial paper	4.4	8.5
Total Omni Trust
liabilities	$36.5	$33.7

Broadway Trust liabilities

	December 31,	December 31,
In billions of dollars	2009	2008
Term notes issued to multi-
seller commercial paper
conduits	$0.5	$0.4
Term notes issued to other
third parties	1.0	1.0
Term notes retained by
Citigroup affiliates	0.3	0.3
Total Broadway Trust
liabilities	$1.8	$1.7

     Citibank (South Dakota), N.A. is the sole provider of full liquidity facilities to the commercial paper programs of the Master and Omni Trusts. Both of these facilities, which represent contractual obligations on the part of Citibank (South Dakota), N.A. to provide liquidity for the issued commercial paper, are made available on market terms to each of the trusts. The liquidity facilities require Citibank (South Dakota), N.A. to purchase the commercial paper issued by each trust at maturity, if the commercial paper does not roll over, as long as there are available credit enhancements outstanding, typically in the form of subordinated notes. The liquidity commitment related to the Omni Trust commercial paper programs amounted to $4.4 billion at December 31, 2009 and $8.5 billion at December 31, 2008. The liquidity commitment related to the Master Trust commercial paper program amounted to $14.5 billion at December 31, 2009 and $11.0 billion at December 31, 2008. As of December 31, 2009 and December 31, 2008, none of the Master Trust or Omni Trust liquidity commitments were drawn.
     In addition, Citibank (South Dakota), N.A. provides liquidity to a third-party, non-consolidated multi-seller commercial paper conduit, which is not a VIE. The commercial paper conduit has acquired notes issued by the Omni Trust. Citibank (South Dakota), N.A. provides the liquidity facility on market terms. Citibank (South Dakota), N.A. will be required to act in its capacity as liquidity provider as long as there are available credit enhancements outstanding and if: (1) the conduit is unable to roll over its maturing commercial paper; or (2) Citibank (South Dakota), N.A. loses its A-1/P-1 credit rating. The liquidity commitment to the third-party conduit was $2.5 billion at December 31, 2009 and $3.6 billion at December 31, 2008. As of December 31, 2009 and December 31, 2008, none of this liquidity commitment was drawn.
     During the first half of 2009, all three of Citigroup’s primary credit card securitization trusts—Master Trust, Omni Trust, and Broadway Trust—had bonds placed on ratings watch with negative implications by rating agencies. As a result of the ratings watch status, certain actions were taken by Citi with respect to each of the trusts. In general, the actions subordinated certain senior interests in the trust assets that were retained by Citi, which effectively placed these interests below investor interests in terms of priority of payment.
     As a result of these actions, based on the applicable regulatory capital rules, Citigroup began including the sold assets for all three of the credit card securitization trusts in its risk-weighted assets for purposes of calculating its risk-based capital ratios during 2009. The increase in risk-weighted assets occurred in the quarter during 2009 in which the respective actions took place. The effect of these changes increased Citigroup’s risk-weighted assets by approximately $82 billion, and decreased Citigroup’s Tier 1 Capital ratio by approximately 100 basis points each as of March 31, 2009, with respect to the Master and Omni Trusts. The inclusion of the Broadway Trust increased Citigroup’s risk-weighted assets by an additional approximately $900 million at June 30, 2009. All bond ratings for each of the trusts have been affirmed by the rating agencies, and no downgrades have occurred as of December 31, 2009.

Mortgage Securitizations
The Company provides a wide range of mortgage loan products to a diverse customer base. In connection with the securitization of these loans, the Company’s U.S. Consumer mortgage business retains the servicing rights, which entitles the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In non-recourse servicing, the principal credit risk to the Company is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA or FHLMC, or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property. The Company’s mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. Securities and Banking and Special Asset Pool retain servicing for a limited number of their mortgage securitizations.
     The Company’s Consumer business provides a wide range of mortgage loan products to its customers. Once originated, the Company often securitizes these loans through the use of QSPEs. These QSPEs are funded through the issuance of Trust Certificates backed solely by the transferred assets. These certificates have the same average life as the transferred assets. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company’s credit exposure to the borrowers. These mortgage loan securitizations are primarily non-recourse. However, the Company generally retains the servicing rights and in certain instances retains investment securities, interest-only strips and residual interests in future cash flows from the trusts.

Mortgage Securitizations—Citicorp
The following tables summarize selected cash flow information related to mortgage securitizations for the years ended December 31, 2009, 2008 and 2007:

		2009	2008	2007
			Agency- and	Agency- and
	U.S. agency-	Non-agency-	non-agency-	non-agency-
	sponsored	sponsored	sponsored	sponsored
In billions of dollars	mortgages	mortgages	mortgages	mortgages
Proceeds from new securitizations	$12.1	$3.6	$6.3	$40.1
Contractual servicing fees received	—	—	—	—
Cash flows received on retained interests and other net cash flows	0.1	—	0.2	0.3

     Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages during 2009 were $(2) million. For the year ended December 31, 2009, gains (losses) recognized on the securitization of non-agency-sponsored mortgages were $20 million.
     Agency and non-agency securitization gains (losses) for the years ended December 31, 2008 and 2007 were $(15) million and $145 million, respectively.
     Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the years ended December 31, 2009 and 2008 are as follows:

		December 31, 2009	December 31, 2008
	U.S. agency-	Non-agency-	Agency- and non-agency-
	sponsored mortgages	sponsored mortgages	sponsored mortgages
Discount rate	0.6% to 46.9%	0.4% to 52.2%	5.1% to 39.4%
Constant prepayment rate	0.5% to 60.3%	2.0% to 31.3%	2.0% to 18.2%
Anticipated net credit losses	—	6.0% to 85.0%	40.0% to 85.0%

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
     At December 31, 2009, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

December 31, 2009
	U.S. agency-	Non-agency-
	sponsored	sponsored
	mortgages	mortgages
Discount rate	0.8% to 46.9%	1.4% to 39.2%
Constant prepayment rate	0.5% to 60.3%	3.0% to 30.7%
Anticipated net credit losses	N/A	50.0% to 80.0%
N/A Not applicable

	U.S. agency-	Non-agency-
	sponsored	sponsored
In millions of dollars	mortgages	mortgages
Carrying value of retained interests	$651	$624
Discount rates
Adverse change of 10%	$(9)	$(17)
Adverse change of 20%	(17)	(33)
Constant prepayment rate
Adverse change of 10%	$(10)	$(3)
Adverse change of 20%	(15)	(6)
Anticipated net credit losses
Adverse change of 10%	$—	$(32)
Adverse change of 20%	—	(60)

Mortgage Securitizations—Citi Holdings
The following tables summarize selected cash flow information related to mortgage securitizations for the years ended December 31, 2009, 2008 and 2007:

		2009	2008	2007
			Agency- and	Agency- and
	U.S. agency-	Non-agency-	non-agency-	non-agency-
	sponsored	sponsored	sponsored	sponsored
In billions of dollars	mortgages	mortgages	mortgages	mortgages
Proceeds from new securitizations	$70.1	$—	$81.7	$107.2
Contractual servicing fees received	1.3	0.1	1.4	1.7
Cash flows received on retained interests and other net cash flows	0.3	0.1	0.7	0.3

     The Company did not recognize gains (losses) on the securitization of U.S. agency- and non-agency-sponsored mortgages in the year ended December 31, 2009. There were gains from the securitization of agency- and non-agency-sponsored mortgages of $73 million and $(27) million in the years ended December 31, 2008 and 2007, respectively.
     Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the years ended December 31, 2009 and 2008 are as follows:

		2009	2008
	U.S. agency-	Non-agency-	Agency- and non-agency-
	sponsored mortgages	sponsored mortgages	sponsored mortgages
Discount rate	7.9% to 15.0%	N/A	4.5% to 18.2%
Constant prepayment rate	2.8% to 18.2%	N/A	3.6% to 32.9%
Anticipated net credit losses	0.0% to 0.1%	N/A	—
N/A Not applicable

     The range in the key assumptions for retained interests in Special Asset Pool and Local Consumer Lending is due to the different characteristics of the interests retained by the Company. The interests retained by Securities and Banking range from highly rated and/or senior in the capital structure to unrated and/or residual interests.
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
     At December 31, 2009, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

	December 31, 2009
	U.S. agency-	Non-agency-
	sponsored	sponsored
	mortgages	mortgages
Discount rate	11.9%	1.4% to 44.1%
Constant prepayment rate	12.6%	5.0% to 32.8%
Anticipated net credit losses	0.1%	0.3% to 70.0%
Weighted average life	6.5 years	0.1 to 9.4 years

	U.S. agency-	Non-agency-
	sponsored	sponsored
In millions of dollars	mortgages	mortgages
Carrying value of retained interests	$6,273	$992
Discount rates
Adverse change of 10%	$(227)	$(38)
Adverse change of 20%	(439)	(74)
Constant prepayment rate
Adverse change of 10%	$(322)	$(41)
Adverse change of 20%	(622)	(83)
Anticipated net credit losses
Adverse change of 10%	$(12)	$(45)
Adverse change of 20%	(25)	(88)

Mortgage Servicing Rights
The fair value of capitalized mortgage servicing rights (MSRs) was $6.5 billion and $5.7 billion at December 31, 2009 and 2008, respectively. The MSRs correspond to principal loan balances of $555 billion and $662 billion as of December 31, 2009 and 2008, respectively. The following table summarizes the changes in capitalized MSRs for the years ended December 31, 2009 and 2008:

In millions of dollars	2009	2008
Balance, beginning of year	$5,657	$8,380
Originations	1,035	1,311
Purchases	—	1
Changes in fair value of MSRs due to changes
in inputs and assumptions	1,546	(2,682)
Transfer to Trading account assets	—	(163)
Other changes (1)	(1,708)	(1,190)
Balance, end of year	$6,530	$5,657

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
     The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the years ended December 31, 2009, 2008 and 2007 were as follows:

In millions of dollars	2009	2008	2007
Servicing fees	$1,635	$2,121	$1,683
Late fees	93	123	90
Ancillary fees	77	81	61
Total MSR fees	$1,805	$2,325	$1,834

     These fees are classified in the Consolidated Statement of Income as Commissions and fees.
Student Loan Securitizations
Through the Company’s Local Consumer Lending business within Citi Holdings, the Company maintains programs to securitize certain portfolios of student loan assets. Under these securitization programs, transactions qualifying as sales are off-balance-sheet transactions in which the loans are removed from the Consolidated Financial Statements of the Company and sold to a QSPE. These QSPEs are funded through the issuance of pass-through term notes collateralized solely by the trust assets. For these off-balance-sheet securitizations, the Company generally retains interests in the form of subordinated residual interests (i.e., interest-only strips) and servicing rights.
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
     The following tables summarize selected cash flow information related to student loan securitizations for the years ended December 31, 2009, 2008 and 2007:

In billions of dollars	2009	2008	2007
Proceeds from new securitizations	$—	$2.0	$2.9
Contractual servicing fees received	0.1	0.1	0.1
Cash flows received on retained interests and
other net cash flows	0.2	0.1	0.1

     The Company did not recognize any gains or losses during 2009. The Company recognized a gain of $1 million during the year ended December 31, 2008 and $71 million during the year ended December 31, 2007.
     Key assumptions used in measuring the fair value of the residual interest at the date of sale or securitization of Citi Holdings’ student loan receivables for the years ended December 31, 2009 and 2008, respectively, are as follows:

	2009	2008
Discount rate	N/A	10.6%
Constant prepayment rate	N/A	9.0%
Anticipated net credit losses	N/A	0.5%
N/A Not applicable

     At December 31, 2009, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

Retained interests
Discount rate	5.4% to 16.9%
Constant prepayment rate	0.2% to 4.4%
Anticipated net credit losses	0.3% to 0.9%
Weighted average life	4.2 to 10.3 years

In millions of dollars	Retained interests
Carrying value of retained interests	$997
Discount rates
Adverse change of 10%	$(29)
Adverse change of 20%	(57)
Constant prepayment rate
Adverse change of 10%	$(4)
Adverse change of 20%	(8)
Anticipated net credit losses
Adverse change of 10%	$(5)
Adverse change of 20%	(10)

On-Balance-Sheet Securitizations—Citi Holdings
The Company engages in on-balance-sheet securitizations. These are securitizations that do not qualify for sales treatment; thus, the assets remain on the Company’s balance sheet. The following table presents the carrying amounts and classification of consolidated assets and liabilities transferred in transactions from the Consumer credit card, student loan, mortgage and auto businesses, accounted for as secured borrowings:

	December 31,	December 31,
In billions of dollars	2009	2008
Cash	$0.7	$0.3
Available-for-sale securities	0.1	0.1
Loans	24.8	7.5
Allowance for loan losses	(0.2)	(0.1)
Other	0.8	—
Total assets	$26.2	$7.8

Long-term debt	$20.9	$6.3
Other liabilities	2.1	0.3
Total liabilities	$23.0	$6.6

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
     The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party seller, including over collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on the Company’s internal risk ratings.
     Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 30 to 45 days. As of December 31, 2009 and December 31, 2008, the weighted average life of the commercial paper issued was approximately 43 days and 37 days, respectively. In addition, the conduits have issued subordinate loss notes and equity with a notional amount of approximately $76 million and varying remaining tenors ranging from six months to six years.

     The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, there are generally two additional forms of credit enhancement that protect the commercial paper investors from defaulting assets. First, the subordinate loss notes issued by each conduit absorb any credit losses up to their full notional amount. It is expected that the subordinate loss notes issued by each unconsolidated conduit are sufficient to absorb a majority of the expected losses from each conduit, thereby making the single investor in the subordinate loss note the primary beneficiary. Second, each conduit has obtained a letter of credit from the Company, which is generally 8–10% of the conduit’s assets. The letters of credit provided by the Company total approximately $3.4 billion and are included in the Company’s maximum exposure to loss. The net result across all multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated in the following order:
  subordinate loss note holders,
  the Company, and
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
     Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of December 31, 2009, the Company owned $70 million of the commercial paper issued by its administered conduits.
     The Company is required to analyze the expected variability of the conduit quantitatively to determine whether the Company is the primary beneficiary of the conduit. The Company performs this analysis on a quarterly basis. For conduits where the subordinate loss notes or third-party guarantees are sufficient to absorb a majority of the expected loss of the conduit, the Company does not consolidate. In circumstances where the subordinate loss notes or third-party guarantees are insufficient to absorb a majority of the expected loss, the Company consolidates the conduit as its primary beneficiary due to the additional credit enhancement provided by the Company. In conducting this analysis, the Company considers three primary sources of variability in the conduit: credit risk, interest rate risk and fee variability.
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

Third-Party Commercial Paper Conduits
The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. As of December 31, 2009, the notional amount of these facilities was approximately $792 million, and $187 million was funded under these facilities.

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
     A synthetic CDO is similar to a cash CDO, except that the CDO obtains exposure to all or a portion of the referenced assets synthetically through derivative instruments, such as credit default swaps. Because the CDO does not need to raise cash sufficient to purchase the entire referenced portfolio, a substantial portion of the senior tranches of risk is typically passed on to CDO investors in the form of unfunded liabilities or derivative instruments. Thus, the CDO writes credit protection on select referenced debt securities to the Company or third parties and the risk is then passed on to the CDO investors in the form of funded notes or purchased credit protection through derivative instruments. Any cash raised from investors is invested in a portfolio of collateral securities or investment contracts. The collateral is then used to support the CDO’s obligations on the credit default swaps written to counterparties. The Company’s continuing involvement in synthetic CDOs generally includes purchasing credit protection through credit default swaps with the CDO, owning a portion of the capital structure of the CDO in the form of both unfunded derivative positions (primarily super-senior exposures discussed below) and funded notes, entering into interest-rate swap and total-return swap transactions with the CDO, lending to the CDO, and making a market in those funded notes.
     A collateralized loan obligation (CLO) is substantially similar to the CDO transactions described above, except that the assets owned by the SPE (either cash instruments or synthetic exposures through derivative instruments) are corporate loans and to a lesser extent corporate bonds, rather than asset-backed debt securities.

Consolidation
The Company has retained significant portions of the “super-senior” positions issued by certain CDOs. These positions are referred to as “super-senior” because they represent the most senior positions in the CDO and, at the time of structuring, were senior to tranches rated AAA by independent rating agencies. These positions include facilities structured in the form of short-term commercial paper, where the Company wrote put options (“liquidity puts”) to certain CDOs. Under the terms of the liquidity puts, if the CDO was unable to issue commercial paper at a rate below a specified maximum (generally LIBOR + 35 bps to LIBOR + 40 bps), the Company was obligated to fund the senior tranche of the CDO at a specified interest rate. As of December 31, 2009, the Company had purchased all $25 billion of the commercial paper subject to these liquidity puts.

     Since inception of many CDO transactions, the subordinate tranches of the CDOs have diminished significantly in value and in rating. The declines in value of the subordinate tranches and in the super senior tranches indicate that the super-senior tranches are now exposed to a significant portion of the expected losses of the CDOs, based on current market assumptions. The Company evaluates these transactions for consolidation when reconsideration events occur.
     Upon a reconsideration event, the Company is at risk for consolidation only if the Company owns a majority of either a single tranche or a group of tranches that absorb the remaining risk of the CDO. Due to reconsideration events during 2007, 2008 and 2009, the Company has consolidated 24 of the 39 CDOs/CLOs in which the Company holds a majority of the senior interests of the transaction.
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

Key Assumptions and Retained Interests—Citi Holdings
The key assumptions, used for the securitization of CDOs and CLOs during the year ended December 31, 2009, in measuring the fair value of retained interests at the date of sale or securitization are as follows:

	CDOs	CLOs
Discount rate	36.4% to 47.2%	4.3% to 6.3%

     The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$186	$714
Discount rates
Adverse change of 10%	$(25)	$(11)
Adverse change of 20%	(47)	(22)
Asset-Based Financing—Citicorp
The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company. Financings in the form of debt securities or derivatives are, in most circumstances, reported in Trading account assets and accounted for at fair value through earnings.
     The primary types of Citicorp’s asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at December 31, 2009 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	Total	Maximum
In billions of dollars	assets	exposure
Type
Commercial and other real estate	$0.5	$—
Hedge funds and equities	5.9	3.1
Airplanes, ships and other assets	11.9	2.1
Total	$18.3	$5.2

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
     The primary types of Citi Holdings’ asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at December 31, 2009 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	Total	Maximum
In billions of dollars	assets	exposure
Type
Commercial and other real estate	$36.1	$7.5
Hedge funds and equities	2.2	0.8
Corporate loans	8.2	7.0
Airplanes, ships and other assets	5.7	3.1
Total	$52.2	$18.4

     The following table summarizes selected cash flow information related to asset-based financing for the years ended December 31, 2009, 2008 and 2007:

In billions of dollars	2009	2008	2007
Cash flows received on retained interests
and other net cash flows	$2.7	$1.7	$—

     The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

Asset-based
In millions of dollars	financing
Carrying value of retained interests	$6,981
Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	(265)

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
  Proprietary TOB trusts are generally consolidated, in which case the financing (the Floaters) is recognized on the Company’s balance sheet as a liability. However, certain proprietary TOB trusts are not consolidated by the Company, where the Residuals are held by hedge funds that are consolidated and managed by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge funds (and, thus, are not consolidated by the Company) under the application of ASC 946, Financial Service—Investment Companies, which precludes consolidation of owned investments. The Company consolidates the hedge funds, because the Company holds controlling financial interests in the hedge funds. Certain of the Company’s equity investments in the hedge funds are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge fund.
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
     The Company, in its capacity as remarketing agent, facilitates the sale of the Floaters to third parties at inception of the trust and facilitates the reset of the Floater coupon and tenders of Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing (in which case the trust is unwound) or may choose to buy the Floaters into its own inventory and may continue to try to sell it to a third-party investor. While the level of the Company’s inventory of Floaters fluctuates, the Company held none of the Floater inventory related to the customer, proprietary and QSPE TOB programs as of December 31, 2009.
     If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bond is sold in the secondary market. If there is an accompanying shortfall in the trust’s cash flows to fund the redemption of the Floaters after the sale of the underlying municipal bond, the trust draws on a liquidity agreement in an amount equal to the shortfall. Liquidity agreements are generally provided to the trust directly by the Company. For customer TOBs where the Residual is less than 25% of the trust’s capital structure, the Company has a reimbursement agreement with the Residual holder under which the Residual holder reimburses the Company for any payment made under the liquidity arrangement. Through this reimbursement agreement, the Residual holder remains economically exposed to fluctuations in value of the municipal bond. These reimbursement agreements are actively margined based on changes in value of the underlying municipal bond to mitigate the Company’s counterparty credit risk. In cases where a third party provides liquidity to a proprietary or QSPE TOB trust, a similar reimbursement arrangement is made whereby the Company (or a consolidated subsidiary of the Company) as Residual holder absorbs any losses incurred by the liquidity provider. As of December 31, 2009, liquidity agreements provided with respect to customer TOB trusts totaled $6.2 billion, offset by reimbursement agreements in place with a notional amount of $4.6 billion. The remaining exposure relates to TOB transactions where the Residual owned by the customer is at least 25% of the bond value at the inception of the transaction. In addition, the Company has provided liquidity arrangements with a notional amount of $0.2 billion to QSPE TOB trusts and other non-consolidated proprietary TOB trusts described above.
     The Company considers the customer and proprietary TOB trusts (excluding QSPE TOB trusts) to be VIEs. Because third-party investors hold the Residual and Floater interests in the customer TOB trusts, the Company’s involvement and variable interests include only its role as remarketing agent and liquidity provider. On the basis of the variability absorbed by the customer through the reimbursement arrangement or significant residual investment, the Company does not consolidate the Customer TOB trusts. The Company’s variable interests in the Proprietary TOB trusts include the Residual as well as the remarketing and liquidity agreements with the trusts. On the basis of the variability absorbed through these contracts (primarily the Residual), the Company generally consolidates the Proprietary TOB trusts. Finally, certain proprietary TOB trusts and QSPE TOB trusts are not consolidated by application of specific accounting literature. For the nonconsolidated proprietary TOB trusts and QSPE TOB trusts, the Company recognizes only its residual investment on its balance sheet at fair value and the third-party financing raised by the trusts is off balance sheet.
     The following table summarizes selected cash flow information related to Citicorp’s municipal bond securitizations for the years ended December 31, 2009, 2008 and 2007:

In billions of dollars	2009	2008	2007
Proceeds from new securitizations	$0.3	$1.2	$10.5
Cash flows received on retained
interests and other net cash flows	0.7	0.5	—

     The following table summarizes selected cash flow information related to Citi Holdings’ municipal bond securitizations for the years ended December 31, 2009, 2008 and 2007:

In billions of dollars	2009	2008	2007
Proceeds from new securitizations	$—	$0.1	$—
Cash flows received on retained
interests and other net cash flows	—	—	—

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
     The Company has also established a number of investment funds as opportunities for qualified employees to invest in private equity investments. The Company acts as investment manager to these funds and may provide employees with financing on both recourse and non-recourse bases for a portion of the employees’ investment commitments.
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
     Because the sole asset of the trust is a receivable from the Company and the proceeds to the Company from the receivable exceed the Company’s investment in the VIE’s equity shares, the Company is not permitted to consolidate the trusts, even though the Company owns all of the voting equity shares of the trust, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its balance sheet as long-term liabilities.

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
     Citigroup enters into these derivative contracts relating to interest rate, foreign currency, commodity, and other market/credit risks for the following reasons:
  Trading Purposes—Customer Needs: Citigroup offers its customers derivatives in connection with their risk-management actions to transfer, modify or reduce their interest rate, foreign exchange and other market/ credit risks or for their own trading purposes. As part of this process, Citigroup considers the customers’ suitability for the risk involved and the business purpose for the transaction. Citigroup also manages its derivative-risk positions through offsetting trade activities, controls focused on price verification, and daily reporting of positions to senior managers.
  Trading Purposes—Own Account: Citigroup trades derivatives for its own account and as an active market maker. Trading limits and price verification controls are key aspects of this activity.
  Hedging: Citigroup uses derivatives in connection with its risk-management activities to hedge certain risks or reposition the risk profile of the Company. For example, Citigroup may issue fixed-rate long-term debt and then enter into a receive-fixed, pay-variable-rate interest rate swap with the same tenor and notional amount to convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes interest cost in certain yield curve environments. Derivatives are also used to manage risks inherent in specific groups of on-balance-sheet assets and liabilities, including investments, corporate and consumer loans, deposit liabilities, as well as other interest-sensitive assets and liabilities. In addition, foreign-exchange contracts are used to hedge non-U.S.-dollar-denominated debt, foreign-currency-denominated available-for-sale securities, net capital exposures and foreign-exchange transactions.
     Derivatives may expose Citigroup to market, credit or liquidity risks in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative product is the exposure created by potential fluctuations in interest rates, foreign-exchange rates and other factors and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement, and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction where the value of any collateral held is not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management’s assessment as to collectability. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted in periods of high volatility and financial stress at a reasonable cost.
     Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup’s derivative instruments as of December 31, 2009 are presented in the table below.

Derivative Notionals

	Hedging instruments under
	ASC 815 (SFAS 133)	(1)	Other derivative instruments
			Trading	Management
In millions of dollars at December 31, 2009			derivatives	hedges	(2)
Interest rate contracts
Swaps	$128,797		$20,571,814	$107,193
Futures and forwards	—		3,366,927	65,597
Written options	—		3,616,240	11,050
Purchased options	—		3,590,032	28,725
Total interest rate contract notionals	$128,797		$31,145,013	$212,565
Foreign exchange contracts
Swaps	$81,018		$855,560	$95,472
Futures and forwards	47,671		1,946,802	1,432
Written options	—		409,991	—
Purchased options	17,718		387,786	882
Total foreign exchange contract notionals	$146,407		$3,600,139	$97,786
Equity contracts
Swaps	$—		$59,391	$—
Futures and forwards	—		14,627	—
Written options	—		410,002	—
Purchased options	—		377,961	275
Total equity contract notionals	$—		$861,981	$275
Commodity and other contracts
Swaps	$—		$25,956	$—
Futures and forwards	—		91,582	—
Written options	—		37,952	—
Purchased options	—		40,324	—
Total commodity and other contract notionals	$—		$195,814	$—
Credit derivatives (3)
Protection sold	$—		$1,214,053	$—
Protection purchased	6,981		1,325,981	—
Total credit derivatives	$6,981		$2,540,034	$—
Total derivative notionals	$282,185		$38,342,981	$310,626

(1)	Derivatives in hedge accounting relationships accounted for under ASC 815 (SFAS 133) are recorded in either Other assets/liabilities or Trading account assets/liabilities on the Consolidated Balance Sheet.
(2)	Management hedges represent derivative instruments used in certain economic hedging relationships that are identified for management purposes, but for which hedge accounting is not applied. These derivatives are recorded in Other assets/liabilities on the Consolidated Balance Sheet.
(3)	Credit derivatives are arrangements designed to allow one party (protection buyer) to transfer the credit risk of a “reference asset” to another party (protection seller). These arrangements allow a protection seller to assume the credit risk associated with the reference asset without directly purchasing that asset. The Company has entered into credit derivatives positions for purposes such as risk management, yield enhancement, reduction of credit concentrations and diversification of overall risk.

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in trading			Derivatives classified in other
	account assets/liabilities		(1)	assets/liabilities
In millions of dollars at December 31, 2009	Assets	Liabilities		Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$304	$87		$4,267	$2,898
Foreign exchange contracts	753	1,580		3,599	1,416
Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$1,057	$1,667		$7,866	$4,314
Other derivative instruments
Interest rate contracts	$454,974	$449,551		$2,882	$3,022
Foreign exchange contracts	71,005	70,584		1,498	2,381
Equity contracts	18,132	40,612		6	5
Commodity and other contracts	16,698	15,492		—	—
Credit derivatives (2)	92,792	82,424		—	—
Total other derivative instruments	$653,601	$658,663		$4,386	$5,408
Total derivatives	$654,658	$660,330		$12,252	$9,722
Cash collateral paid/received	48,561	38,611		263	4,950
Less: Netting agreements and market value adjustments	(644,340)	(634,835)		(4,224)	(4,224)
Net receivables/payables	$58,879	$64,106		$8,291	$10,448

(1)	The trading derivatives fair values are presented in Note 15 to the Consolidated Financial Statements.
(2)	The credit derivatives trading assets are composed of $68,558 million related to protection purchased and $24,234 million related to protection sold as of December 31, 2009. The credit derivatives trading liabilities are composed of $24,162 million related to protection purchased and $58,262 million related to protection sold as of December 31, 2009.

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
     As of December 31, 2009, the amount of payables in respect of cash collateral received that was netted with unrealized gains from derivatives was $30 billion, while the amount of receivables in respect of cash collateral paid that was netted with unrealized losses from derivatives was $41 billion.
     The amounts recognized in Principal transactions in the Consolidated Statement of Income for the year ended December 31, 2009 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are included in the table below. Citigroup has elected to present this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this better represents the way these portfolios are risk managed.

In millions of dollars for the year ended	Principal transactions gains
December 31, 2009	(losses) (1)
Interest rate contracts	$4,075
Foreign exchange contracts	2,762
Equity contracts	(334)
Commodity and other contracts	924
Credit derivatives	(3,495)
Total (1)	$3,932

(1)	Also see Note 7 to the Consolidated Financial Statements.

    The amounts recognized in Other revenue in the Consolidated Statement of Income for the year ended December 31, 2009 related to derivatives not designated in a qualifying hedging relationship and not recorded within
Trading account assets or Trading account liabilities are shown below. The table below does not include the offsetting gains/losses on the hedged items, which amounts are also recorded in Other revenue.

In millions of dollars for the year ended December 31, 2009	Gains (losses) included in Other revenue
Interest rate contracts	$(327)
Foreign exchange contracts	3,851
Equity contracts	(7)
Commodity and other contracts	—
Credit derivatives	—
Total (1)	$3,517

(1)	Non-designated derivatives are derivative instruments not designated in qualifying hedging relationships.

Accounting for Derivative Hedging
Citigroup accounts for its hedging activities in accordance with ASC 815, Derivatives and Hedging (formerly SFAS 133). As a general rule, hedge accounting is permitted for those situations where the Company is exposed to a particular risk, such as interest-rate or foreign-exchange risk, that causes changes in the fair value of an asset or liability, or variability in the expected future cash flows of an existing asset, liability or a forecasted transaction that may affect earnings.
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
     If certain hedging criteria specified in ASC 815 are met, including testing for hedge effectiveness, special hedge accounting may be applied. The hedge effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships. For fair value hedges, the changes in value of the hedging derivative, as well as the changes in value of the related hedged item due to the risk being hedged, are reflected in current earnings. For cash flow hedges and net investment hedges, the changes in value of the hedging derivative are reflected in Accumulated other comprehensive income (loss) in Citigroup’s stockholders’ equity, to the extent the hedge is effective. Hedge ineffectiveness, in either case, is reflected in current earnings.
     For asset/liability management hedging, the fixed-rate long-term debt may be recorded at amortized cost under current U.S. GAAP. However, by electing to use ASC 815 (SFAS 133) hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings. The related interest-rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, an economic hedge, which does not meet the ASC 815 hedging criteria, would involve only recording the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings. The debt would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts and other factors that cause the change in the swap’s value and the underlying yield of the debt. This type of hedge is undertaken when hedging requirements cannot be achieved or management decides not to apply ASC 815 hedge accounting. Another alternative for the Company would be to elect to carry the debt at fair value under the fair value option. Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt would be reported in earnings. The related interest rate swap, with changes in fair value, would also be reflected in earnings, and provides a natural offset to the debt’s fair value change. To the extent the two offsets would not be exactly equal, the difference would be reflected in current earnings. This type of economic hedge is undertaken when the Company prefers to follow this simpler method that achieves generally similar financial statement results to an ASC 815 fair value hedge.
     Key aspects of achieving ASC 815 hedge accounting are documentation of hedging strategy and hedge effectiveness at the hedge inception and substantiating hedge effectiveness on an ongoing basis. A derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes changes in the value of the hedged item that are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value that, if excluded, are recognized in current earnings.

Fair Value Hedges

Hedging of benchmark interest rate risk
Citigroup hedges exposure to changes in the fair value of outstanding fixed-rate issued debt and borrowings. The fixed cash flows from those financing transactions are converted to benchmark variable-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. These fair value hedge relationships use dollar-offset ratio analysis to determine whether the hedging relationships are highly effective at inception and on an ongoing basis.
     Citigroup also hedges exposure to changes in the fair value of fixed-rate assets, including available-for-sale debt securities and loans. The hedging instruments used are receive-variable, pay-fixed interest rate swaps. Most of these fair value hedging relationships use dollar-offset ratio analysis to determine whether the hedging relationships are highly effective at inception and on an ongoing basis, while certain others use regression analysis.
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

The following table summarizes certain information related to the Company’s fair value hedges for the year ended December 31, 2009:

Gains/(losses) on fair value
In millions of dollars for the year ended December 31, 2009	hedges (1)
Gain (loss) on fair value designated and qualifying hedges
Interest rate contracts	$(4,642)
Foreign exchange contracts	1,202
Total gain (loss) on fair value designated and qualifying hedges	$(3,440)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$4,549
Foreign exchange hedges	(846)
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$3,703
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$140
Foreign exchange hedges	137
Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$277
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$(233)
Foreign exchange contracts	219
Total net gain/(loss) excluded from assessment of the effectiveness of fair value hedges	$(14)

(1)	Amounts are included in Other Revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net Interest Revenue and is excluded from this table.

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

Hedging of foreign exchange risk
Citigroup locks in the functional currency equivalent of cash flows of various balance sheet liability exposures, including short-term borrowings and long-term debt (and the forecasted issuances or rollover of such items) that are denominated in a currency other than the functional currency of the issuing entity. Depending on the risk-management objectives, these types of hedges are designated as either cash-flow hedges of only foreign exchange risk or cash-flow hedges of both foreign-exchange and interest rate risk, and the hedging instruments used are foreign-exchange forward contracts, cross-currency swaps and foreign-currency options. For some hedges, Citigroup matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis to eliminate hedge ineffectiveness. Citigroup does not exclude any terms from consideration when applying the matched terms method. To the extent all terms are not perfectly matched, any ineffectiveness is measured using the “hypothetical derivative method” from FASB Derivative Implementation Group Issue G7 (now ASC 815-30-35-12 through 35-32). Efforts are made to match up the terms of the hypothetical and actual derivatives used as closely as possible. As a result, the amount of hedge ineffectiveness is not significant even when the terms do not match perfectly.

Hedging total return
Citigroup generally manages the risk associated with highly leveraged financing it has entered into by seeking to sell a majority of its exposures to the market prior to or shortly after funding. The portion of the highly leveraged financing that is retained by Citigroup is hedged with a total return swap.
     The hedge ineffectiveness on the cash flow hedges recognized in earnings totals $16 million for the 12 months ended December 31, 2009.
     The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges for year ended December 31, 2009 is presented below:

In millions of dollars	2009
Effective portion of cash flow
hedges included in AOCI
Interest rate contracts	$488
Foreign exchange contracts	689
Total effective portion of cash flow
hedges included in AOCI	$1,177
Effective portion of cash flow
hedges reclassified from AOCI to
earnings
Interest rate contracts	$(1,687)
Foreign exchange contracts	(308)
Total effective portion of cash flow
hedges reclassified from AOCI to
earnings (1)	$(1,995)

(1)	Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

     For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income within 12 months of December 31, 2009 is approximately $2.1 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
     The impact of cash flow hedges on AOCI is also shown in Note 22 to the Consolidated Financial Statements.

Net Investment Hedges
Consistent with ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions (formerly SFAS 52, Foreign Currency Translation), ASC 815 allows hedging of the foreign-currency risk of a net investment in a foreign operation. Citigroup uses foreign-currency forwards, options and swaps and foreign-currency-denominated debt instruments to manage the foreign-exchange risk associated with Citigroup’s equity investments in several non-U.S. dollar functional currency foreign subsidiaries. Citigroup records the change in the carrying amount of these investments in the Cumulative translation adjustment account within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in the Cumulative translation adjustment account and the ineffective portion, if any, is immediately recorded in earnings.
     For derivatives used in net investment hedges, Citigroup follows the forward-rate method from FASB Derivative Implementation Group Issue H8 (now ASC 815-35-35-16 through 35-26), “Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge.” According to that method, all changes in fair value, including changes related to the forward-rate component of the foreign-currency forward contracts and the time-value of foreign-currency options, are recorded in the foreign-currency Cumulative translation adjustment account. For foreign-currency denominated debt instruments that are designated as hedges of net investments, the translation gain or loss that is recorded in the foreign-currency translation adjustment account is based on the spot exchange rate between the functional currency of the respective subsidiary and the U.S. dollar, which is the functional currency of Citigroup. To the extent the notional amount of the hedging instrument exactly matches the hedged net investment and the underlying exchange rate of the derivative hedging instrument relates to the exchange rate between the functional currency of the net investment and Citigroup’s functional currency (or, in the case of a non-derivative debt instrument, such instrument is denominated in the functional currency of the net investment), no ineffectiveness is recorded in earnings.
     The pretax loss recorded in foreign-currency translation adjustment within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $4,560 million during the year ended December 31, 2009.

Credit Derivatives
A credit derivative is a bilateral contract between a buyer and a seller under which the seller agrees to provide protection to the buyer against the credit risk of a particular entity (“reference entity” or “reference credit”). Credit derivatives generally require that the seller of credit protection make payments to the buyer upon the occurrence of predefined credit events (commonly referred to as “settlement triggers”). These settlement triggers are defined by the form of the derivative and the reference credit and are generally limited to the market standard of failure to pay on indebtedness and bankruptcy of the reference credit and, in a more limited range of transactions, debt restructuring. Credit derivative transactions referring to emerging market reference credits will also typically include additional settlement triggers to cover the acceleration of indebtedness and the risk of repudiation or a payment moratorium. In certain transactions, protection may be provided on a portfolio of referenced credits or asset-backed securities. The seller of such protection may not be required to make payment until a specified amount of losses has occurred with respect to the portfolio and/or may only be required to pay for losses up to a specified amount.
     The Company makes markets in and trades a range of credit derivatives, both on behalf of clients as well as for its own account. Through these contracts, the Company either purchases or writes protection on either a single name or a portfolio of reference credits. The Company uses credit derivatives to help mitigate credit risk in its corporate and consumer loan portfolio and other cash positions, to take proprietary trading positions, and to facilitate client transactions.
     The range of credit derivatives sold includes credit default swaps, total return swaps and credit options.
     A credit default swap is a contract in which, for a fee, a protection seller agrees to reimburse a protection buyer for any losses that occur due to a credit event on a reference entity. If there is no credit default event or settlement trigger, as defined by the specific derivative contract, then the protection seller makes no payments to the protection buyer and receives only the contractually specified fee. However, if a credit event occurs as defined in the specific derivative contract sold, the protection seller will be required to make a payment to the protection buyer.
     A total return swap transfers the total economic performance of a reference asset, which includes all associated cash flows, as well as capital appreciation or depreciation. The protection buyer receives a floating rate of interest and any depreciation on the reference asset from the protection seller and, in return, the protection seller receives the cash flows associated with the reference asset plus any appreciation. Thus, according to the total return swap agreement, the protection seller will be obligated to make a payment anytime the floating interest rate payment and any depreciation of the reference asset exceed the cash flows associated with the underlying asset. A total return swap may terminate upon a default of the reference asset subject to the provisions of the related total return swap agreement between the protection seller and the protection buyer.
     A credit option is a credit derivative that allows investors to trade or hedge changes in the credit quality of the reference asset. For example, in a credit spread option, the option writer assumes the obligation to purchase or sell the reference asset at a specified “strike” spread level. The option purchaser buys the right to sell the reference asset to, or purchase it from, the option writer at the strike spread level. The payments on credit spread options depend either on a particular credit spread or the price of the underlying credit-sensitive asset. The options usually terminate if the underlying assets default.
     A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return which will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of December 31, 2009 and December 31, 2008, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

     The following tables summarize the key characteristics of the Company’s credit derivative portfolio as protection seller as of December 31, 2009 and December 31, 2008:

	Maximum potential	Fair
In millions of dollars as of	amount of	value
December 31, 2009	future payments	payable	(1)
By industry/counterparty
Bank	$807,484	$34,666
Broker-dealer	340,949	16,309
Monoline	33	—
Non-financial	13,221	262
Insurance and other financial institutions	52,366	7,025
Total by industry/counterparty	$1,214,053	$58,262
By instrument
Credit default swaps and options	$1,213,208	$57,987
Total return swaps and other	845	275
Total by instrument	$1,214,053	$58,262
By rating
Investment grade	$576,930	9,632
Non-investment grade	339,920	28,664
Not rated	297,203	19,966
Total by rating	$1,214,053	$58,262

(1)	In addition, fair value amounts receivable under credit derivatives sold were $24,234 million.

	Maximum potential	Fair
In millions of dollars as of	amount of	value
December 31, 2008	future payments	payable	(1)
By industry/counterparty
Bank	$943,949	$118,428
Broker-dealer	365,664	55,458
Monoline	139	91
Non-financial	7,540	2,556
Insurance and other financial institutions	125,988	21,700
Total by industry/counterparty	$1,443,280	$198,233
By instrument
Credit default swaps and options	$1,441,375	$197,981
Total return swaps and other	1,905	252
Total by instrument	$1,443,280	$198,233
By rating
Investment grade	$851,426	$83,672
Non-investment grade	410,483	87,508
Not rated	181,371	27,053
Total by rating	$1,443,280	$198,233

(1)	In addition, fair value amounts receivable under credit derivatives sold were $5,890 million.

     Citigroup evaluates the payment/performance risk of the credit derivatives to which it stands as a protection seller based on the credit rating which has been assigned to the underlying referenced credit. Where external ratings by nationally recognized statistical rating organizations (such as Moody’s and S&P) are used, investment grade ratings are considered to be Baa/BBB or above, while anything below is considered non-investment grade. The Citigroup internal ratings are in line with the related external credit rating system. On certain underlying referenced credit, mainly related to over-the-counter credit derivatives, ratings are not available, and these are included in the not-rated category. Credit derivatives written on an underlying non-investment grade referenced credit represent greater payment risk to the Company. The non-investment grade category in the table above primarily includes credit derivatives where the underlying referenced entity has been downgraded subsequent to the inception of the derivative.
     The maximum potential amount of future payments under credit derivative contracts presented in the table above is based on the notional value of the derivatives. The Company believes that the maximum potential amount of future payments for credit protection sold is not representative of the actual loss exposure based on historical experience. This amount has not been reduced by the Company’s rights to the underlying assets and the related cash flows. In accordance with most credit derivative contracts, should a credit event (or settlement trigger) occur, the Company is usually liable for the difference between the protection sold and the recourse it holds in the value of the underlying assets. Thus, if the reference entity defaults, Citi will generally have a right to collect on the underlying reference credit and any related cash flows, while being liable for the full notional amount of credit protection sold to the buyer. Furthermore, this maximum potential amount of future payments for credit protection sold has not been reduced for any cash collateral paid to a given counterparty, as such payments would be calculated after netting all derivative exposures, including any credit derivatives with that counterparty in accordance with a related master netting agreement. Due to such netting processes, determining the amount of collateral that corresponds to credit derivative exposures only is not possible. The Company actively monitors open credit risk exposures, and manages this exposure by using a variety of strategies including purchased credit derivatives, cash collateral or direct holdings of the referenced assets. This risk mitigation activity is not captured in the table above.

Credit-Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position at December 31, 2009 is $17 billion. The Company has posted $11 billion as collateral for this exposure in the normal course of business as of December 31, 2009. Each downgrade would trigger additional collateral requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch as of December 31, 2009, the Company would be required to post additional collateral of $2.6 billion.

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
     In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2009, Citigroup’s most significant concentration of credit risk was with the U.S. government and its agencies. The Company’s exposure, which primarily results from trading assets and investments issued by the U.S. government and its agencies, amounted to $126.6 billion and $93.7 billion at December 31, 2009 and 2008, respectively. The Mexican and Japanese governments and their agencies are the next largest exposures, which are rated investment grade by both Moody’s and S&P. The Company’s exposure to Mexico amounted to $41.4 billion and $35.0 billion at December 31, 2009 and 2008, respectively, and is composed of investment securities, loans and trading assets. The Company’s exposure to Japan amounted to $31.8 billion and $29.1 billion at December 31, 2009 and 2008, respectively, and is composed of investment securities, loans and trading assets.
26. FAIR VALUE MEASUREMENT
Effective January 1, 2007, the Company adopted SFAS 157 (now ASC 820-10), which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. Among other things, the standard requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, it precludes the use of block discounts when measuring the fair value of instruments traded in an active market; such discounts were previously applied to large holdings of publicly traded equity securities. It also requires recognition of trade-date gains related to certain derivative transactions whose fair value has been determined using unobservable market inputs. This guidance supersedes the guidance in Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF Issue 02-3), which prohibited the recognition of trade-date gains for such derivative transactions when determining the fair value of instruments not traded in an active market.
     As a result of the adoption of the standard, the Company made amendments to the techniques used in measuring the fair value of derivative and other positions. These amendments change the way that the probability of default of a counterparty is factored into the valuation of derivative positions, include for the first time the impact of Citigroup’s own credit risk on derivatives and other liabilities measured at fair value, and also eliminate the portfolio servicing adjustment that is no longer necessary.

Fair Value Hierarchy
ASC 820-10 also specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:
  Level 1: Quoted prices for identical instruments in active markets.
  Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
  Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
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

Determination of Fair Value
For assets and liabilities carried at fair value, the Company measures such value using the procedures set out below, irrespective of whether these assets and liabilities are carried at fair value as a result of an election or whether they were previously carried at fair value.
     When available, the Company generally uses quoted market prices to determine fair value and classifies such items as Level 1. In some cases where a market price is available, the Company will make use of acceptable practical expedients (such as matrix pricing) to calculate fair value, in which case the items are classified as Level 2.
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

Securities purchased under agreements to resell and securities sold under agreements to repurchase
No quoted prices exist for such instruments and so fair value is determined using a discounted cash-flow technique. Cash flows are estimated based on the terms of the contract, taking into account any embedded derivative or other features. Expected cash flows are discounted using market rates appropriate to the maturity of the instrument as well as the nature and amount of collateral taken or received. Generally, such instruments are classified within Level 2 of the fair value hierarchy as the inputs used in the fair valuation are readily observable.
Trading account assets and liabilities—trading securities and trading loans
When available, the Company uses quoted market prices to determine the fair value of trading securities; such items are classified as Level 1 of the fair value hierarchy. Examples include some government securities and exchange-traded equity securities.
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
     Where the Company’s principal market for a portfolio of loans is the securitization market, the Company uses the securitization price to determine the fair value of the portfolio. The securitization price is determined from the assumed proceeds of a hypothetical securitization in the current market, adjusted for transformation costs (i.e., direct costs other than transaction costs) and securitization uncertainties such as market conditions and liquidity. As a result of the severe reduction in the level of activity in certain securitization markets since the second half of 2007, observable securitization prices for certain directly comparable portfolios of loans have not been readily available. Therefore, such portfolios of loans are generally classified as Level 3 of the fair value hierarchy. However, for other loan securitization markets, such as those related to conforming prime fixed-rate and conforming adjustable-rate mortgage loans, pricing verification of the hypothetical securitizations has been possible, since these markets have remained active. Accordingly, these loan portfolios are classified as Level 2 in the fair value hierarchy.

Trading account assets and liabilities—derivatives
Exchange-traded derivatives are generally fair valued using quoted market (i.e., exchange) prices and so are classified as Level 1 of the fair value hierarchy.
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

Subprime-related direct exposures in CDOs
The Company accounts for its CDO super-senior subprime direct exposures and the underlying securities on a fair-value basis with all changes in fair value recorded in earnings. Citigroup’s CDO super-senior subprime direct exposures are not subject to valuation based on observable transactions. Accordingly, the fair value of these exposures is based on management’s best estimates based on facts and circumstances as of the date of these Consolidated Financial Statements.
     Citigroup’s CDO super-senior subprime direct exposures are Level 3 assets. The valuation of the high-grade and mezzanine ABS CDO positions uses trader prices based on the underlying assets of each high-grade and mezzanine ABS CDO. Unlike the ABCP positions, the high-grade and mezzanine positions are now largely hedged through the ABX and bond short positions, which are trader priced. This results in closer symmetry in the way these long and short positions are valued by the Company. Citigroup intends to use trader marks to value this portion of the portfolio going forward so long as it remains largely hedged.
     The fair values of ABCP positions are based on significant unobservable inputs. Fair value of these exposures are based on estimates of future cash flows from the mortgage loans underlying the assets of the ABS CDOs. To determine the performance of the underlying mortgage loan portfolios, the Company estimates the prepayments, defaults and loss severities based on a number of macroeconomic factors, including housing price changes, unemployment rates, interest rates and borrower and loan attributes, such as age, credit scores, documentation status, loan-to-value (LTV) ratios and debt-to-income (DTI) ratios. The model is calibrated using available mortgage loan information including historical loan performance. In addition, the methodology estimates the impact of geographic concentration of mortgages and the impact of reported fraud in the origination of subprime mortgages. An appropriate discount rate is then applied to the cash flows generated for each ABCP tranche, in order to estimate its fair value under current market conditions.
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
     The valuation as of December 31, 2009 assumes that U.S. housing prices are unchanged in 2010, increase 1.1% in 2011, increase 1.4% in 2012, and increase 3% from 2013 onwards.
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
     Private equity securities are generally classified as Level 3 of the fair value hierarchy.

Short-term borrowings and long-term debt
Where fair value accounting has been elected, the fair value of non-structured liabilities is determined by discounting expected cash flows using the appropriate discount rate for the applicable maturity. Such instruments are generally classified as Level 2 of the fair value hierarchy as all inputs are readily observable.
     The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) and hybrid financial instruments (performance linked to risks other than interest rates, inflation or currency risks) using the appropriate derivative valuation methodology (described above) given the nature of the embedded risk profile. Such instruments are classified as Level 2 or Level 3 depending on the observability of significant inputs to the model.

Market valuation adjustments
Liquidity adjustments are applied to items in Level 2 and Level 3 of the fair value hierarchy to ensure that the fair value reflects the price at which the entire position could be liquidated. The liquidity reserve is based on the bid-offer spread for an instrument, adjusted to take into account the size of the position.
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
     Bilateral or “own” credit-risk adjustments are applied to reflect the Company’s own credit risk when valuing derivatives and liabilities measured at fair value. Counterparty and own credit adjustments consider the expected future cash flows between Citi and its counterparties under the terms of the instrument and the effect of credit risk on the valuation of those cash flows, rather than a point-in-time assessment of the current recognized net asset or liability. Furthermore, the credit-risk adjustments take into account the effect of credit-risk mitigants, such as pledged collateral and any legal right of offset (to the extent such offset exists) with a counterparty through arrangements such as netting agreements.
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
     Citigroup acted in the capacity of primary dealer for approximately $72 billion of ARS and continued to purchase residual unsold inventory in support of the auction mechanism until mid-February 2008. After this date, liquidity in the ARS market deteriorated significantly, auctions failed due to a lack of bids from third-party investors, and Citigroup ceased to purchase unsold inventory. Following a number of ARS refinancings, at December 31, 2009, Citigroup continued to act in the capacity of primary dealer for approximately $28.2 billion of outstanding ARS.
     The Company classifies its ARS as held-to-maturity, available-for-sale and trading securities.
     Prior to the Company’s first auction’s failing in the first quarter of 2008, Citigroup valued ARS based on observation of auction market prices, because the auctions had a short maturity period (7, 28 and 35 days). This generally resulted in valuations at par. Once the auctions failed, ARS could no longer be valued using observation of auction market prices. Accordingly, the fair value of ARS is currently estimated using internally developed discounted cash flow valuation techniques specific to the nature of the assets underlying each ARS.
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
     During the first quarter of 2008, ARS for which the auctions failed and where no secondary market has developed were moved to Level 3, as the assets were subject to valuation using significant unobservable inputs. The majority of ARS continue to be classified as Level 3.

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
     Alt-A mortgage securities that are valued using these methods are generally classified as Level 2. However, Alt-A mortgage securities backed by Alt-A mortgages of lower quality or more recent vintages are mostly classified as Level 3 due to the reduced liquidity that exists for such positions, which reduces the reliability of prices available from independent sources.
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
     The fair value of investments in entities that hold commercial real estate loans or commercial real estate directly is determined using a similar methodology to that used for other non-public investments in real estate held by the S&B business. The Company uses an established process for determining the fair value of such securities, using commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry-specific non-earnings-based multiples and discounted cash flow models. In determining the fair value of such investments, the Company also considers events, such as a proposed sale of the investee company, initial public offerings, equity issuances, or other observable transactions. Such investments are generally classified as Level 3 of the fair-value hierarchy.

Highly leveraged financing commitments
The Company reports highly leveraged loans with a carrying value of $36 million and face amount of $468 million at December 31, 2009 as held-for-sale, which are measured on a LOCOM basis. The fair value of such exposures is determined, where possible, using quoted secondary-market prices and classified as Level 2 of the fair value hierarchy if there is a sufficient level of activity in the market and quotes or traded prices are available with suitable frequency.
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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009 and 2008. The Company often hedges positions that have been classified in the Level 3 category with financial instruments that have been classified as Level 1 or Level 2. In addition, the Company also hedges items classified in the Level 3 category with instruments classified in Level 3 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

				Gross		Net
In millions of dollars at December 31, 2009	Level 1	Level 2	Level 3	inventory	Netting (1)	balance
Assets
Federal funds sold and securities borrowed or purchased under
agreements to resell	$—	$138,550	$—	$138,550	$(50,713)	$87,837
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$19,666	$972	$20,638	$—	$20,638
Prime	—	772	384	1,156	—	1,156
Alt-A	—	842	387	1,229	—	1,229
Subprime	—	736	8,998	9,734	—	9,734
Non-U.S. residential	—	1,796	572	2,368	—	2,368
Commercial	—	1,004	2,451	3,455	—	3,455
Total trading mortgage-backed securities	$—	$24,816	$13,764	$38,580	$—	$38,580
U.S. Treasury and federal agencies securities
U.S. Treasury	$27,943	$995	$—	$28,938	$—	$28,938
Agency obligations	—	2,041	—	2,041	—	2,041
Total U.S. Treasury and federal agencies securities	$27,943	$3,036	$—	$30,979	$—	$30,979
Other trading securities
State and municipal	$—	$6,925	$222	$7,147	$—	$7,147
Foreign government	59,229	13,081	459	72,769	—	72,769
Corporate	—	43,365	8,620	51,985	—	51,985
Equity securities	33,754	11,827	640	46,221	—	46,221
Other debt securities	—	19,976	16,237	36,213	—	36,213
Total trading securities	$120,926	$123,026	$39,942	$283,894	$—	$283,894
Derivatives	$4,002	$671,532	$27,685	$703,219	$(644,340)	$58,879
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$89	$20,823	$2	$20,914	$—	$20,914
Prime	—	5,742	736	6,478	—	6,478
Alt-A	—	572	55	627	—	627
Subprime	—	—	1	1	—	1
Non-U.S. residential	—	255	—	255	—	255
Commercial	—	47	746	793	—	793
Total investment mortgage-backed securities	$89	$27,439	$1,540	$29,068	$—	$29,068
U.S. Treasury and federal agency securities
U.S. Treasury	$5,943	$20,619	$—	$26,562	$—	$26,562
Agency obligations	—	27,531	21	27,552	—	27,552
Total U.S. Treasury and federal agency	$5,943	$48,150	$21	$54,114	$—	$54,114
State and municipal	$—	$15,393	$217	$15,610	$—	$15,610
Foreign government	60,484	41,765	270	102,519	—	102,519
Corporate	—	19,056	1,257	20,313	—	20,313
Equity securities	3,056	237	2,513	5,806	—	5,806
Other debt securities	—	3,337	8,832	12,169	—	12,169
Non-marketable equity securities	—	77	6,753	6,830	—	6,830
Total investments	$69,572	$155,454	$21,403	$246,429	$—	$246,429
Loans (2)	$—	$1,226	$213	$1,439	$—	$1,439
Mortgage servicing rights	—	—	6,530	6,530	—	6,530
Other financial assets measured on a recurring basis	—	15,787	1,101	16,888	(4,224)	12,664
Total assets	$194,500	$1,105,575	$96,874	$1,396,949	$(699,277)	$697,672
	13.9%	79.2%	6.9%	100.0%

				Gross		Net
In millions of dollars at December 31, 2009	Level 1	Level 2	Level 3	inventory	Netting (1)	balance
Liabilities
Interest-bearing deposits	$—	$1,517	$28	$1,545	$—	$1,545
Federal funds purchased and securities loaned or sold under
agreements to repurchase	—	152,687	2,056	154,743	(50,713)	104,030
Trading account liabilities
Securities sold, not yet purchased	52,399	20,233	774	73,406	—	73,406
Derivatives	4,980	669,384	24,577	698,941	(634,835)	64,106
Short-term borrowings	—	408	231	639	—	639
Long-term debt	—	16,288	9,654	25,942	—	25,942
Other financial liabilities measured on a recurring basis	—	15,753	13	15,766	(4,224)	11,542
Total liabilities	$57,379	$876,270	$37,333	$970,982	$(689,772)	$281,210
	5.9%	90.2%	3.8%	100.0%

(1)	Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase, and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral, and the market value adjustment.
(2)	There is no allowance for loan losses recorded for loans reported at fair value.

				Gross		Net
In millions of dollars at December 31, 2008	Level 1	Level 2	Level 3	inventory	Netting (1)	balance
Assets
Federal funds sold and securities borrowed or purchased under
agreements to resell	$—	$96,524	$—	$96,524	$(26,219)	$70,305
Trading account assets
Trading securities and loans	90,530	121,043	50,773	262,346	—	262,346
Derivatives	9,675	1,102,252	60,725	1,172,652	(1,057,363)	115,289
Investments	44,342	111,836	28,273	184,451	—	184,451
Loans (2)	—	2,572	160	2,732	—	2,732
Mortgage servicing rights	—	—	5,657	5,657	—	5,657
Other financial assets measured on a recurring basis	—	25,540	359	25,899	(4,527)	21,372
Total assets	$144,547	$1,459,767	$145,947	$1,750,261	$(1,088,109)	$662,152
	8.3%	83.4%	8.3%	100.0%
Liabilities
Interest-bearing deposits	$—	$2,552	$54	$2,606	$—	$2,606
Federal funds purchased and securities loaned or sold under
agreements to repurchase	—	153,918	11,167	165,085	(26,219)	138,866
Trading account liabilities
Securities sold, not yet purchased	36,848	13,192	653	50,693	—	50,693
Derivatives	10,038	1,094,435	57,139	1,161,612	(1,046,505)	115,107
Short-term borrowings	—	16,278	1,329	17,607	—	17,607
Long-term debt	—	16,065	11,198	27,263	—	27,263
Other financial liabilities measured on a recurring basis	—	18,093	1	18,094	(4,527)	13,567
Total liabilities	$46,886	$1,314,533	$81,541	$1,442,960	$(1,077,251)	$365,709
	3.2%	91.1%	5.7%	100.0%

(1)	Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase, and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral, and the market value adjustment.
(2)	There is no allowance for loan losses recorded for loans reported at fair value.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2009 and 2008. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

		Net realized/unrealized			Transfers	Purchases,		Unrealized
		gains (losses) included in			in and/or	issuances		gains
	December 31,	Principal			out of	and	December 31,	(losses)
In millions of dollars	2008	transactions	Other	(1)(2)	Level 3	settlements	2009	still held (3)
Assets
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,325	$243		$—	$35	$(631)	$972	$317
Prime	147	(295)		—	498	34	384	(179)
Alt-A	1,153	(78)		—	(374)	(314)	387	73
Subprime	13,844	233		—	(997)	(4,082)	8,998	472
Non-U.S. residential	858	(23)		—	(617)	354	572	125
Commercial	2,949	(256)		—	362	(604)	2,451	(762)
Total trading mortgage-backed securities	$20,276	$(176)		$—	$(1,093)	$(5,243)	$13,764	$46
U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—		$—	$—	$—	$—	$—
Agency obligations	59	(108)		—	(54)	103	—	—
Total U.S. Treasury and federal
agencies securities	$59	$(108)		$—	$(54)	$103	$—	$—
State and municipal	$233	$(67)		$—	$219	$(163)	$222	$4
Foreign government	1,261	112		—	(396)	(518)	459	3
Corporate	13,027	(184)		—	(1,492)	(2,731)	8,620	(449)
Equity securities	1,387	260		—	(1,147)	140	640	(22)
Other debt securities	14,530	1,637		—	(2,520)	2,590	16,237	53
Total trading securities	$50,773	$1,474		$—	$(6,483)	$(5,822)	$39,942	$(365)
Derivatives, net (4)	$3,586	$(4,878)		$—	$80	$4,320	$3,108	$(4,854)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$—		$1	$77	$(76)	$2	$—
Prime	1,163	—		201	61	(689)	736	417
Alt-A	111	—		42	(61)	(37)	55	—
Subprime	25	—		(7)	(19)	2	1	—
Commercial	964	—		87	(461)	156	746	8
Total investment mortgage-backed
debt securities	$2,263	$—		$324	$(403)	$(644)	$1,540	$425
U.S. Treasury and federal agencies securities
Agency obligations	$—	$—		$—	$26	$(5)	$21	$—
Total U.S. Treasury and federal
agencies securities	$—	$—		$—	$26	$(5)	$21	$—
State and municipal	$222	$—		$2	$(13)	$6	$217	$—
Foreign government	571	—		(6)	(302)	7	270	(3)
Corporate	1,019	—		13	762	(537)	1,257	16
Equity securities	3,807	—		(453)	(146)	(695)	2,513	41
Other debt securities	11,324	—		279	(1,292)	(1,479)	8,832	(81)
Non-marketable equity securities	9,067	—		(538)	(137)	(1,639)	6,753	69
Total investments	$28,273	$—		$(379)	$(1,505)	$(4,986)	$21,403	$467

		Net realized/unrealized			Transfers	Purchases,		Unrealized
		gains (losses) included in			in and/or	issuances		gains
	December 31,	Principal			out of	and	December 31,	(losses)
In millions of dollars	2008	transactions	Other	(1) (2)	Level 3	settlements	2009	still held (3)
Loans	$160	$—		$51	$7	$(5)	$213	$9
Mortgage servicing rights	5,657	—		1,543	—	(670)	6,530	1,582
Other financial assets measured on a
recurring basis	359	—		305	761	(324)	1,101	215
Liabilities
Interest-bearing deposits	$54	$—		$2	$(6)	$(18)	$28	$(14)
Federal funds purchased and securities
loaned or sold under agreements
to repurchase	11,167	359		—	(8,601)	(151)	2,056	250
Trading account liabilities
Securities sold, not yet purchased	653	(11)		—	(180)	290	774	(52)
Short-term borrowings	1,329	(48)		—	(775)	(371)	231	(76)
Long-term debt	11,198	(290)		—	(504)	(1,330)	9,654	124
Other financial liabilities measured on a
recurring basis	1	—		(75)	—	(63)	13	—

		Net realized/unrealized			Transfers	Purchases,		Unrealized
		gains (losses) included in			in and/or	issuances		gains
	December 31,	Principal			out of	and	December 31,	(losses)
In millions of dollars	2007	transactions	Other	(1) (2)	Level 3	settlements	2008	still held (3)
Assets
Securities purchased under agreements
to resell	$16	$—		$—	$—	$(16)	$—	$—
Trading account assets
Trading securities and loans	75,573	(28,052)		—	7,418	(4,166)	50,773	(19,572)
Derivatives, net (4)	(2,470)	7,804		—	(2,188)	440	3,586	9,622
Investments	17,060	—		(4,917)	5,787	10,343	28,273	(801)
Loans	9	—		(15)	—	166	160	(19)
Mortgage servicing rights	8,380	—		(1,870)	—	(853)	5,657	(1,870)
Other financial assets measured on a
recurring basis	1,171	—		86	422	(1,320)	359	86
Liabilities
Interest-bearing deposits	$56	$(5)		$—	$13	$(20)	$54	$(3)
Securities sold under agreements
to repurchase	6,158	(273)		—	6,158	(1,422)	11,167	(136)
Trading account liabilities
Securities sold, not yet purchased	473	153		—	1,036	(703)	653	328
Short-term borrowings	5,016	106		—	(1,798)	(1,783)	1,329	(63)
Long-term debt	8,953	2,228		—	38,792	(34,319)	11,198	1,115
Other financial liabilities measured on a
recurring basis	1	—		(61)	—	(61)	1	—

(1)	Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.
(2)	Unrealized gains (losses) on MSRs are recorded in Commissions and fees on the Consolidated Statement of Income.
(3)	Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2009 and 2008.
(4)	Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

     The following is a discussion of the changes to the Level 3 balances for each of the roll-forward tables presented above.

The significant changes from December 31, 2008 to December 31, 2009 in Level 3 assets and liabilities are due to:

  A net decrease in trading securities of $10.8 billion that was driven by:
–  Net transfers of $6.5 billion, due mainly to the transfer of debt securities from Level 3 to Level 2 due to increased liquidity and pricing transparency; and
–  Net settlements of $5.8 billion, due primarily to the liquidations of subprime securities of $4.1 billion.
  The change in net trading derivatives driven by:
–  A net loss of $4.9 billion relating to complex derivative contracts, such as those linked to credit, equity and commodity exposures. These losses include both realized and unrealized losses during 2009 and are partially offset by gains recognized in instruments that have been classified in Levels 1 and 2; and
–  Net increase in derivative assets of $4.3 billion, which includes cash settlements of derivative contracts in an unrealized loss position, notably those linked to subprime exposures.
  The decrease in Level 3 Investments of $6.9 billion primarily resulted from:
–  A reduction of $5.0 billion, due mainly to paydowns on debt securities and sales of private equity investments;
–  The net transfer of investment securities from Level 3 to Level 2 of $1.5 billion, due to increased availability of observable pricing inputs; and
–  Net losses recognized of $0.4 billion due mainly to losses on non-marketable equity securities including write-downs on private equity investments.
  The decrease in securities sold under agreements to repurchase of $9.1 billion is driven by a $8.6 billion net transfers from Level 3 to Level 2 as effective maturity dates on structured repos have shortened.
  The decrease in long-term debt of $1.5 billion is driven mainly by  $1.3 billion of net terminations of structured notes.
     The significant changes from December 31, 2007 to December 31, 2008 in Level 3 are due to:

  A net decrease in trading securities and loans of $24.8 billion that was driven by:
–  Net realized and unrealized losses of $28.1 billion recorded in Principal transactions, which was composed mostly of write-downs recognized on various trading securities including ABCP of $9 billion;
–  Net transfers in of $7.4 billion, which consisted of approximately $26 billion of net transfers in from Level 2 as the availability of observable pricing inputs continued to decline due to the current credit crisis, offset by transfers out of Level 3 of approximately $19 billion primarily related to Level 3 trading inventory being reclassified to held-to-maturity investments during the fourth quarter of 2008; and
–  Net settlements of trading securities of $4.2 billion.
  The shift in the net unrealized gains/(losses) from trading derivatives driven by:
–  A net gain of $7.8 billion relating to complex derivative contracts, such as those linked to credit, equity and commodity exposures. These gains include both realized and unrealized gains and are partially offset by losses recognized in instruments that have been classified in Levels 1 and 2; and
–  $2.2 billion in net transfers in.
  The increase in Investments of $11.2 billion primarily resulted from:
–  The addition of $10.3 billion from net purchases, issuances and settlements, which included $8.7 billion in senior debt securities retained by the Company from its sale of a corporate loan portfolio that included highly leveraged loans during the second quarter of 2008, plus $3 billion of ARS securities purchased from GWM clients, in accordance with the Auction Rate Securities settlement agreement;
–  The net transfer in of investment securities from Level 2 of $5.8 billion, as the availability of observable pricing inputs continued to decline due to the current credit crisis; and
–  Net losses recognized of $4.9 billion which was recorded in Accumulated other comprehensive income (loss) primarily related to Alt-A MBS classified as available-for-sale investments.

  The decrease in Mortgage Servicing Rights of $2.7 billion was primarily attributed to mark-to-market losses recognized in the portfolio due to decreases in the mortgage interest rates and increases in refinancing.
  The increase in Securities sold under agreements to repurchase of $5 billion is driven by a $6.2 billion increase from net transfers in as the continued credit crisis impacted the availability of observable inputs for the underlying securities related to this liability. This was offset by a reduction from net settlements of $1.4 billion.
  The decrease in short-term borrowings of $3.7 billion is due to net transfers out of $1.8 billion as valuation methodology inputs considered to be unobservable were determined not to be significant to the overall valuation. In addition, net payments of $1.8 billion were made during the year.
  The increase in long-term debt of $2.2 billion is driven by:
–  The net transfers in of $38.8 billion, substantially all of which related to the transfer of consolidated SIV debt in the first quarter of 2008, as the availability of observable inputs continued to decline due to the current crisis; offset by
–  $2.2 billion in gains recognized as credit spreads widened during the year; and
–  $34.3 billion decrease from net settlements/payments. Included in these settlements were $21 billion of payments made on maturing SIV debt and the replacement of $17 billion of non-recourse, consolidated SIV debt classified as Level 3 with Citigroup debt classified as Level 2. This replacement occurred in connection with the purchase of the SIV assets by the Company in November 2008.

Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above.
     These include assets measured at cost that have been written down to fair value during the periods as a result of an impairment. In addition, these assets include loans held-for-sale that are measured at LOCOM that were recognized at fair value below cost at the end of the period.
     The fair value of loans measured on a LOCOM basis is determined where possible using quoted secondary-market prices. Such loans are generally classified as Level 2 of the fair-value hierarchy given the level of activity in the market and the frequency of available quotes. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.
     The following table presents all loans held-for-sale that are carried at LOCOM as of December 31, 2009 and 2008 (in billions):

	Aggregate
	cost	Fair value	Level 2	Level 3
December 31, 2009	$2.5	$1.6	$0.3	$1.3
December 31, 2008	3.1	2.1	0.8	1.3

27. FAIR VALUE ELECTIONS
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
     The Company also has elected to adopt the fair value accounting provisions for certain assets and liabilities prospectively. Hybrid financial instruments, such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as certain interest-only instruments, may be accounted for at fair value if the Company makes an irrevocable election to do so on an instrument-by-instrument basis. The changes in fair value are recorded in current earnings. Additional discussion regarding the applicable areas in which fair value elections were made is presented in Note 26 to the Consolidated Financial Statements.
     All servicing rights must now be recognized initially at fair value. At its initial adoption, the standard permitted a one-time irrevocable election to re-measure each class of servicing rights at fair value, with the changes in fair value recorded in current earnings. The classes of servicing rights are identified based on the availability of market inputs used in determining their fair values and the methods for managing their risks. The Company has elected fair-value accounting for its mortgage and student loan classes of servicing rights. The impact of adopting this standard was not material. See Note 23 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of mortgage servicing rights.

The following table presents, as of December 31, 2009 and 2008, the fair value of those positions selected for fair-value accounting, as well as the changes in fair value for the years ended December 31, 2009 and 2008:

			Changes in	Changes in
			fair value	fair value
	Fair value at	Fair value at	gains	gains
	December 31,	December 31,	(losses)	(losses)
In millions of dollars	2009	2008	2009	2008 (1)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell, securities borrowed (2)	$87,837	$70,305	$(864)	$2,438
Trading account assets
Legg Mason convertible preferred equity securities originally classified as available-for-sale	$—	$—	$—	$(13)
Selected letters of credit hedged by credit default swaps or participation notes	30	—	64	—
Certain credit products	14,338	16,254	5,916	(6,272)
Certain hybrid financial instruments	—	33	—	3
Retained interests from asset securitizations	2,357	3,026	2,024	(1,890)
Total trading account assets	$16,725	$19,313	$8,004	$(8,172)
Investments
Certain investments in private equity and real estate ventures	$321	$469	$(67)	$(254)
Other	253	295	(70)	(35)
Total investments	$574	$764	$(137)	$(289)
Loans
Certain credit products	$945	$2,315	$35	$(60)
Certain mortgage loans	34	36	3	(34)
Certain hybrid financial instruments	460	381	27	19
Total loans	$1,439	$2,732	$65	$(75)
Other assets
Mortgage servicing rights	$6,530	$5,657	$1,543	$(1,870)
Certain mortgage loans	3,338	4,273	35	78
Certain equity method investments	598	936	211	(362)
Total other assets	$10,466	$10,866	$1,789	$(2,154)
Total	$117,041	$103,980	$8,857	$(8,252)
Liabilities
Interest-bearing deposits
Certain structured liabilities	$167	$320	$—	$—
Certain hybrid financial instruments	1,378	2,286	(701)	640
Total interest-bearing deposits	$1,545	$2,606	$(701)	$640
Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase, securities loaned (2)	$104,030	$138,866	$155	$(319)
Trading account liabilities
Selected letters of credit hedged by credit default swaps or participation notes	$—	$72	$37	$(81)
Certain hybrid financial instruments	5,325	4,679	(2,360)	4,663
Total trading account liabilities	$5,325	$4,751	$(2,323)	$4,582
Short-term borrowings
Certain non-collateralized short-term borrowings	$140	$2,303	$(19)	$(9)
Certain hybrid financial instruments	499	2,112	(100)	277
Certain structured liabilities	—	3	—	1
Certain non-structured liabilities	—	13,189	(33)	250
Total short-term borrowings	$639	$17,607	$(152)	$519
Long-term debt
Certain structured liabilities	$3,666	$3,083	$(268)	$160
Certain non-structured liabilities	8,008	7,189	(303)	3,802
Certain hybrid financial instruments	14,268	16,991	(2,612)	3,730
Total long-term debt	$25,942	$27,263	$(3,183)	$7,692
Total	$137,481	$191,093	$(6,204)	$13,114

(1)	Reclassified to conform to current period’s presentation.
(2)	Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase.

Own Credit Valuation Adjustment
The fair value of debt liabilities for which the fair value option was elected (other than non-recourse and similar liabilities) was impacted by the narrowing of the Company’s credit spreads. The estimated change in the fair value of these debt liabilities due to such changes in the Company’s own credit risk (or instrument-specific credit risk) was a loss of $4.226 billion and a gain of $4.558 billion for the years ended December 31, 2009 and 2008, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current observable credit spreads into the relevant valuation technique used to value each liability as described above.
     During the fourth quarter of 2008, the Company changed the source of its credit spreads from those observed in the credit default swap market to those observed in the bond market. Had this modification been in place since the beginning of 2008, the change in the Company’s own credit spread would have resulted in a gain of $2.49 billion and a gain of $2.02 billion for the three and twelve months ended December 31, 2008, respectively. See also Note 1 to the Consolidated Financial Statements for a discussion of the Company’s correction of an error in the calculation of CVA for prior periods.

The Fair Value Option for Financial Assets and Financial Liabilities

Selected portfolios of securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase, securities loaned and certain non-collateralized short-term borrowings
The Company elected the fair value option retrospectively for our United States and United Kingdom portfolios of fixed-income securities purchased under agreements to resell and fixed-income securities sold under agreements to repurchase (and certain non-collateralized short-term borrowings). The fair value option was also elected prospectively in the second quarter of 2007 for certain portfolios of fixed-income securities lending and borrowing transactions based in Japan. In each case, the election was made because the related interest-rate risk is managed on a portfolio basis, primarily with derivative instruments that are accounted for at fair value through earnings. Previously, these positions were accounted for on an accrual basis.
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

Selected letters of credit and revolving loans hedged by credit default swaps or participation notes
The Company has elected the fair value option for certain letters of credit that are hedged with derivative instruments or participation notes. Upon electing the fair value option, the related portions of the allowance for loan losses and the allowance for unfunded lending commitments were reversed. Citigroup elected the fair value option for these transactions because the risk is managed on a fair value basis and mitigates accounting mismatches.
     The notional amount of these unfunded letters of credit was $1.8 billion as of December 31, 2009 and $1.4 billion as of December 31, 2008. The amount funded was insignificant with no amounts 90 days or more past due or on a non-accrual status at December 31, 2009 and 2008.
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

The following table provides information about certain credit products carried at fair value:

	December 31, 2009		December 31, 2008		(1)
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$14,338	$945	$16,254	$2,315
Aggregate unpaid principal balance in excess of fair value	390	(44)	6,501	3
Balance of non-accrual loans or loans more than 90 days past due	312	—	77	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	267	—	190	—

(1)	Reclassified to conform to current period’s presentation.

     In addition to the amounts reported above, $200 million and $72 million of unfunded loan commitments related to certain credit products selected for fair value accounting were outstanding as of December 31, 2009 and 2008, respectively.
     Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on trading account assets or loans depending on their balance sheet classifications. The changes in fair value for the years ended December 31, 2009 and 2008 due to instrument-specific credit risk totaled to a gain of $5.9 billion and a loss of $6.0 billion, respectively.

Certain hybrid financial instruments
The Company has elected to apply fair value accounting for certain hybrid financial assets and liabilities whose performance is linked to risks other than interest rate, foreign exchange or inflation (e.g., equity, credit or commodity risks). In addition, the Company has elected fair value accounting for residual interests retained from securitizing certain financial assets.
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
     For hybrid financial instruments for which fair value accounting has been elected and that are classified as Long-term debt, the aggregate unpaid principal exceeded the aggregate fair value by $3.4 billion and $4.1 billion as of December 31, 2009 and 2008, respectively. The difference for those instruments classified as Loans is immaterial.
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

Certain investments in private equity and real estate ventures and certain equity method investments
Citigroup invests in private equity and real estate ventures for the purpose of earning investment returns and for capital appreciation. The Company has elected the fair value option for certain of these ventures, because such investments are considered similar to many private equity or hedge fund activities in our investment companies, which are reported at fair value. The fair value option brings consistency in the accounting and evaluation of certain of these investments. All investments (debt and equity) in such private equity and real estate entities are accounted for at fair value. These investments are classified as Investments on Citigroup’s Consolidated Balance Sheet.
     Citigroup also holds various non-strategic investments in leveraged buyout funds and other hedge funds that previously were required to be accounted for under the equity method. The Company elected fair value accounting to reduce operational and accounting complexity. Since the funds account for all of their underlying assets at fair value, the impact of applying the equity method to Citigroup’s investment in these funds was equivalent to fair value accounting. Thus, this fair value election had no impact on opening Retained earnings. These investments are classified as Other assets on Citigroup’s Consolidated Balance Sheet.
     Changes in the fair values of these investments are classified in Other revenue in the Company’s Consolidated Statement of Income.

Certain mortgage loans
Citigroup has elected the fair value option for certain purchased and originated prime fixed-rate and conforming adjustable-rate first mortgage loans held-for-sale. These loans are intended for sale or securitization and are hedged with derivative instruments. The Company has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications. The fair value option was not elected for loans held-for-investment, as those loans are not hedged with derivative instruments.

The following table provides information about certain mortgage loans carried at fair value:

In millions of dollars	December 31, 2009	December 31, 2008
Carrying amount reported on the Consolidated Balance Sheet	$3,338	$4,273
Aggregate fair value in excess of unpaid principal balance	55	138
Balance of non-accrual loans or loans more than 90 days past due	4	9
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	3	2

     The changes in fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. The changes in fair value during the years ended December 31, 2009 and 2008 due to instrument-specific credit risk resulted in a $10 million loss and $32 million loss, respectively. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

Mortgage servicing rights
The Company accounts for mortgage servicing rights (MSRs) at fair value. Fair value for MSRs is determined using an option-adjusted spread valuation approach. This approach consists of projecting servicing cash flows under multiple interest-rate scenarios and discounting these cash flows using risk-adjusted rates. The model assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The fair value of MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company hedges a significant portion of the values of its MSRs through the use of interest-rate derivative contracts, forward-purchase commitments of mortgage-backed securities, and purchased securities classified as trading. See Note 23 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.
     These MSRs, which totaled $6.5 billion and $5.7 billion as of December 31, 2009 and 2008, respectively, are classified as Mortgage servicing rights on Citigroup’s Consolidated Balance Sheet. Changes in fair value of MSRs are recorded in Commissions and fees in the Company’s Consolidated Statement of Income.

Certain structured liabilities
The Company has elected the fair value option for certain structured liabilities whose performance is linked to structured interest rates, inflation or currency risks (“structured liabilities”). The Company elected the fair value option, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. These positions will continue to be classified as debt, deposits or derivatives (Trading account liabilities) on the Company’s Consolidated Balance Sheet according to their legal form.
     For those structured liabilities classified as Long-term debt for which the fair value option has been elected, the aggregate unpaid principal balance exceeded the aggregate fair value by $125 million and $671 million as of December 31, 2009 and 2008, respectively.
     The change in fair value for these structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income.
     Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

Certain non-structured liabilities
The Company has elected the fair value option for certain non-structured liabilities with fixed and floating interest rates (“non-structured liabilities”). The Company has elected the fair value option where the interest-rate risk of such liabilities is economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be accounted for at fair value through earnings. The election has been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Short-term borrowings and Long-term debt on the Company’s Consolidated Balance Sheet.
     For those non-structured liabilities classified as Short-term borrowings for which the fair value option has been elected, the aggregate unpaid principal balance exceeded the aggregate fair value of such instruments by $220 million as of December 31, 2008.
     For non-structured liabilities classified as Long-term debt for which the fair value option has been elected, the aggregate unpaid principal balance exceeded the aggregate fair value by $1,542 million and $856 million as of December 31, 2009 and 2008, respectively. The change in fair value for these non-structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income.
     Related interest expense continues to be measured based on the contractual interest rates and reported as such in the Consolidated Income Statement.

28. FAIR VALUE OF FINANCIAL INSTRUMENTS

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
     The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments not accounted for at fair value, as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used when available for investments and for both trading and end-user derivatives, as well as for liabilities, such as long-term debt, with quoted prices. For performing loans not accounted for at fair value, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectability, expected cash flows are discounted using an appropriate rate considering the time of collection and the premium for the uncertainty of the cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10 (SFAS No. 157). The value of collateral is also considered. For liabilities such as long-term debt not accounted for at fair value and without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.
		2009		2008
	Carrying	Estimated	Carrying	Estimated
In billions of dollars at year end	value	fair value	value	fair value
Assets
Investments	$306.1	$307.6	$256.0	$251.9
Federal funds sold and
securities borrowed or
purchased under
agreements to resell	222.0	222.0	184.1	184.1
Trading account assets	342.8	342.8	377.6	377.6
Loans (1)	552.5	542.8	660.9	642.7
Other financial assets (2)	290.9	290.9	316.6	316.6

		2009		2008
	Carrying	Estimated	Carrying	Estimated
In billions of dollars at year end	value	fair value	value	fair value
Liabilities
Deposits	$835.9	$834.5	$774.2	$772.9
Federal funds purchased and
securities loaned or sold
under agreements to
repurchase	154.3	154.3	205.3	205.3
Trading account liabilities	137.5	137.5	165.8	165.8
Long-term debt	364.0	354.8	359.6	317.1
Other financial liabilities (3)	175.8	175.8	255.6	255.6

(1)	The carrying value of loans is net of the Allowance for loan losses of $36.0 billion for 2009 and $29.6 billion for 2008. In addition, the carrying values exclude $2.9 billion and $3.7 billion of lease finance receivables in 2009 and 2008, respectively.
(2)	Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverable, mortgage servicing rights, separate and variable accounts and other financial instruments included in Other assets on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.
(3)	Includes brokerage payables, separate and variable accounts, short-term borrowings and other financial instruments included in Other liabilities on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

     Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value and as existing assets and liabilities run off and new transactions are entered into.
     The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup’s loans, in aggregate, by $9.7 billion and by $18.2 billion in 2009 and 2008, respectively. At December 31, 2009, the carrying values, net of allowances, exceeded the estimated values by $8.2 billion and $1.5 billion for consumer loans and corporate loans, respectively.
     The estimated fair values of the Company’s corporate unfunded lending commitments at December 31, 2009 and 2008 were liabilities of $3.3 billion and $7.1 billion, respectively. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

29. PLEDGED ASSETS, COLLATERAL, COMMITMENTS AND GUARANTEES

Pledged Assets
At December 31, 2009 and 2008, the approximate fair values of securities sold under agreements to repurchase and other assets pledged, excluding the impact of allowable netting, were as follows:

In millions of dollars	2009	2008
For securities sold under agreements to repurchase	$237,707	$237,055
As collateral for securities borrowed for approximately
equivalent value	44,095	81,740
As collateral on bank loans	188,160	144,982
To clearing organizations or segregated under
securities laws and regulations	21,385	41,312
For securities loaned	36,767	51,158
Other	30,000	52,576
Total	$558,114	$608,823

     In addition, included in cash and due from banks at December 31, 2009 and 2008 are $11.2 billion and $11.7 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.
     At December 31, 2009 and 2008, the Company had $1.9 billion and $3.1 billion, respectively, of outstanding letters of credit from third-party banks to satisfy various collateral and margin requirements.

Collateral
At December 31, 2009 and 2008, the approximate market value of collateral received by the Company that may be sold or repledged by the Company, excluding amounts netted was $346.2 billion and $340.2 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions and margined broker loans.
     At December 31, 2009 and 2008, a substantial portion of the collateral received by the Company had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities borrowings and loans, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions and bank loans.
     In addition, at December 31, 2009 and 2008, the Company had pledged $253 billion and $236 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

Lease Commitments
Rental expense (principally for offices and computer equipment) was $2.0 billion, $2.7 billion and $2.3 billion for the years ended December 31, 2009, 2008 and 2007, respectively.
     Future minimum annual rentals under noncancelable leases, net of sublease income, are as follows:

In millions of dollars
2010	$1,247
2011	1,110
2012	1,007
2013	900
2014	851
Thereafter	2,770
Total	$7,885

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

The following tables present information about the Company’s guarantees at December 31, 2009 and December 31, 2008:
	Maximum potential amount of future payments
In billions of dollars at December 31,	Expire within	Expire after	Total amount	Carrying value
except carrying value in millions	1 year	1 year	outstanding	(in millions)
2009
Financial standby letters of credit	$41.4	$48.0	$89.4	$438.8
Performance guarantees	9.4	4.5	13.9	32.4
Derivative instruments considered to be guarantees	4.1	3.6	7.7	569.2
Loans sold with recourse	—	0.3	0.3	76.6
Securities lending indemnifications (1)	64.5	—	64.5	—
Credit card merchant processing (1)	59.7	—	59.7	—
Custody indemnifications and other	—	33.5	33.5	121.4
Total	$179.1	$89.9	$269.0	$1,238.4

(1)	The carrying values of guarantees of collections of contractual cash flows, securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.

	Maximum potential amount of future payments
In billions of dollars at December 31,	Expire within	Expire after	Total amount	Carrying value
except carrying value in millions	1 year	1 year	outstanding	(in millions)
2008
Financial standby letters of credit	$31.6	$62.6	$94.2	$289.0
Performance guarantees	9.4	6.9	16.3	23.6
Derivative instruments considered to be guarantees (2)	7.6	7.2	14.8	1,308.4
Guarantees of collection of contractual cash flows (1)	—	0.3	0.3	—
Loans sold with recourse	—	0.3	0.3	56.4
Securities lending indemnifications (1)	47.6	—	47.6	—
Credit card merchant processing (1)	56.7	—	56.7	—
Custody indemnifications and other	—	21.6	21.6	149.2
Total	$152.9	$98.9	$251.8	$1,826.6

(1)	The carrying values of guarantees of collections of contractual cash flows, securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.
(2)	Reclassified to conform to the current period’s presentation.

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
     The derivative instruments considered to be guarantees, which are presented in the tables above, include only those instruments that require Citi to make payments to the counterparty based on changes in an underlying that is related to an asset, a liability, or an equity security held by the guaranteed party. More specifically, derivative instruments considered to be guarantees include certain over-the-counter written put options where the counterparty is not a bank, hedge fund or broker-dealer (such counterparties are considered to be dealers in these markets, and may therefore not hold the underlying instruments). However, credit derivatives sold by the Company are excluded from this presentation, as they are disclosed separately within this note below. In addition, non-credit derivative contracts that are cash settled and for which the Company is unable to assert that it is probable the counterparty held the underlying instrument at the inception of the contract also are excluded from the disclosure above.
     In instances where the Company’s maximum potential future payment is unlimited, the notional amount of the contract is disclosed.

Guarantees of collection of contractual cash flows
Guarantees of collection of contractual cash flows protect investors in credit card receivables securitization trusts from loss of interest relating to insufficient collections on the underlying receivables in the trusts. The notional amount of these guarantees as of December 31, 2008 was $300 million. No such guarantees were outstanding as of December 31, 2009.

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
     The Company continues to have the primary contingent liability with respect to its portfolio of private-label merchants. The risk of loss is mitigated as the cash flows between the third party or the Company and the merchant are settled on a net basis and the third party or the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, the third party or the Company may require a merchant to make an escrow deposit, delay settlement, or include event triggers to provide the third party or the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). In the unlikely event that a private-label merchant is unable to deliver products, services or a refund to its private-label cardholders, Citigroup is contingently liable to credit or refund cardholders. In addition, although a third party holds the primary contingent liability with respect to the processing of bankcard transactions, in the event that the third party does not have sufficient collateral from the merchant or sufficient financial resources of its own to provide the credit or refunds to the cardholders, Citigroup would be liable to credit or refund the cardholders.
     The Company’s maximum potential contingent liability related to both bankcard and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At December 31, 2009 and December 31, 2008, this maximum potential exposure was estimated to be $60 billion and $57 billion, respectively.
     However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company’s historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased, and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At December 31, 2009 and December 31, 2008, the estimated losses incurred and the carrying amounts of the Company’s contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications
Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients’ assets.

Other
As of December 31, 2008, Citigroup carried a reserve of $149 million related to certain of Visa USA’s litigation matters. As of December 31, 2009, the carrying value of the reserve was $121 million and was included in Other liabilities on the Consolidated Balance Sheet.

Other guarantees and indemnifications
The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2009 and 2008, the actual and estimated losses incurred and the carrying value of the Company’s obligations related to these programs were immaterial.
     In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company’s own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. These indemnifications are not included in the table above.
     In addition, the Company is a member of or shareholder in hundreds of value-transfer networks (VTNs) (payment clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member’s default on its obligations. The Company’s potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company’s participation in VTNs is not reported in the table and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2009 or December 31, 2008 for potential obligations that could arise from the Company’s involvement with VTN associations.
     In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $3.3 billion at December 31, 2009) is designed to cover the insurance company’s statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time. If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citigroup must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of December 31, 2009 related to this indemnification.
     At December 31, 2009 and December 31, 2008, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the table amounted to approximately $1.2 billion and $1.8 billion, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at December 31, 2009 and December 31, 2008, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1,157 million and $887 million relating to letters of credit and unfunded lending commitments, respectively.

Collateral
Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $31 billion and $33 billion at December 31, 2009 and December 31, 2008, respectively. Securities and other marketable assets held as collateral amounted to $43 billion and $27 billion, respectively, the majority of which collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of the Company held as collateral amounted to $1.4 billion and $0.5 billion at December 31, 2009 and December 31, 2008, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Performance risk
Citigroup evaluates the performance risk of its guarantees based on the assigned referenced counterparty internal or external ratings. Where external ratings are used, investment-grade ratings are considered to be Baa/BBB and above, while anything below is considered non-investment grade. The Citigroup internal ratings are in line with the related external rating system. On certain underlying referenced credits or entities, ratings are not available. Such referenced credits are included in the not rated category. The maximum potential amount of the future payments related to guarantees and credit derivatives sold is determined to be the notional amount of these contracts, which is the par amount of the assets guaranteed.

     Presented in the tables below are the maximum potential amounts of future payments classified based upon internal and external credit ratings as of December 31, 2009 and 2008. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
	Investment	Non-investment	Not
In billions of dollars as of December 31, 2009	grade	grade	rated	Total
Financial standby letters of credit	$49.2	$13.5	$26.7	$89.4
Performance guarantees	6.5	3.7	3.7	13.9
Derivative instruments deemed to be guarantees	—	—	7.7	7.7
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	64.5	64.5
Credit card merchant processing	—	—	59.7	59.7
Custody indemnifications and other	27.7	5.8	—	33.5
Total	$83.4	$23.0	$162.6	$269.0

	Maximum potential amount of future payments
	Investment	Non-investment	Not
In billions of dollars as of December 31, 2008	grade	grade	rated	Total
Financial standby letters of credit	$49.2	$28.6	$16.4	$94.2
Performance guarantees	5.7	5.0	5.6	16.3
Derivative instruments deemed to be guarantees	—	—	14.8	14.8
Guarantees of collection of contractual cash flows	—	—	0.3	0.3
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	47.6	47.6
Credit card merchant processing	—	—	56.7	56.7
Custody indemnifications and other	18.5	3.1	—	21.6
Total	$73.4	$36.7	$141.7	$251.8

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments as of December 31, 2009 and December 31, 2008:

		Outside of	December 31,	December 31,
In millions of dollars	U.S.	U.S.	2009	2008
Commercial and similar letters of credit	$1,321	$5,890	$7,211	$8,215
One- to four-family residential mortgages	788	282	1,070	937
Revolving open-end loans secured by one- to four-family residential properties	20,914	3,002	23,916	25,212
Commercial real estate, construction and land development	1,185	519	1,704	2,702
Credit card lines	649,625	135,870	785,495	1,002,437
Commercial and other consumer loan commitments	167,510	89,832	257,342	309,997
Total	$841,343	$235,395	$1,076,738	$1,349,500

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

Commercial and similar letters of credit
A commercial letter of credit is an instrument by which Citigroup substitutes its credit for that of a customer to enable the customer to finance the purchase of goods or to incur other commitments. Citigroup issues a letter on behalf of its client to a supplier and agrees to pay the supplier upon presentation of documentary evidence that the supplier has performed in accordance with the terms of the letter of credit. When a letter of credit is drawn, the customer is then required to reimburse Citigroup.

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

Commercial real estate, construction and land development
Commercial real estate, construction and land development include unused portions of commitments to extend credit for the purpose of financing commercial and multifamily residential properties as well as land development projects. Both secured-by-real-estate and unsecured commitments are included in this line, as well as undistributed loan proceeds, where there is an obligation to advance for construction progress payments. However, this line only includes those extensions of credit that, once funded, will be classified as Total loans, net on the Consolidated Balance Sheet.
Credit card lines
Citigroup provides credit to customers by issuing credit cards. The credit card lines are unconditionally cancellable by the issuer.

Commercial and other consumer loan commitments
Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $126 billion and $170 billion with an original maturity of less than one year at December 31, 2009 and December 31, 2008, respectively. In addition, included in this line item are highly leveraged financing commitments, which are agreements that provide funding to a borrower with higher levels of debt (measured by the ratio of debt capital to equity capital of the borrower) than is generally considered normal for other companies. This type of financing is commonly employed in corporate acquisitions, management buy-outs and similar transactions.

30. CONTINGENCIES
As described in “Legal Proceedings,” Citigroup and its affiliates and subsidiaries and current and former officers, directors and employees have been named, and routinely are named in the ordinary course of business, as defendants in, or as parties to, various legal actions and proceedings.  In accordance with ASC 450 (formerly SFAS 5), Citigroup establishes reserves for litigation and regulatory matters when those matters present loss contingencies that both are probable and can be reasonably estimated.  In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate, the investigations or proceedings are in the early stages, or the matters involve novel legal theories or a large number of parties, Citigroup cannot state with certainty the timing or ultimate resolution of litigations and regulatory matters, and the actual costs of resolving litigations and regulatory matters may be substantially higher or lower than the amounts reserved for those matters.
     Subject to the foregoing, it is the opinion of Citigroup’s management, based on current knowledge and after taking into account available insurance coverage and its current legal reserves, that the eventual outcome of such matters, including the matters described in “Legal Proceedings,” would not be likely to have a material adverse effect on the consolidated financial condition of Citi.  Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on Citi’s consolidated results of operations or cash flows in particular quarterly or annual periods.

31. CITIBANK, N.A. STOCKHOLDER’S EQUITY

Statement of Changes in Stockholder’s Equity

	Year ended December 31
In millions of dollars, except shares	2009	2008	2007
Common stock ($20 par value)
Balance, beginning of year—shares: 37,534,553 in 2009, 2008 and 2007	$751	$751	$751
Balance, end of year—shares:
37,534,553 in 2009, 2008 and 2007	$751	$751	$751
Surplus
Balance, beginning of year	$74,767	$69,135	$43,753
Capital contribution from parent company	32,992	6,177	25,267
Employee benefit plans	163	183	85
Other (1)	1	(728)	30
Balance, end of year	$107,923	$74,767	$69,135
Retained earnings
Balance, beginning of year	$21,735	$31,915	$30,358
Adjustment to opening balance, net of taxes (2)(3)	402	—	(96)
Adjusted balance, beginning of period	$22,137	$31,915	$30,262
Net income (loss)	(2,794)	(6,215)	2,304
Dividends paid	(3)	(41)	(651)
Other (1)	117	(3,924)	—
Balance, end of year	$19,457	$21,735	$31,915
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(15,895)	$(2,495)	$(1,709)
Adjustment to opening balance, net of taxes (2)(4)	(402)	—	(1)
Adjusted balance, beginning of period	$(16,297)	$(2,495)	$(1,710)
Net change in unrealized gains (losses) on investment securities available-for-sale, net of taxes	3,675	(6,746)	(1,142)
Net change in foreign currency translation adjustment, net of taxes	709	(5,651)	2,143
Net change in cash flow hedges, net of taxes	880	(1,162)	(1,954)
Pension liability adjustment, net of taxes	(499)	159	168
Net change in accumulated other comprehensive income (loss)	$4,765	$(13,400)	$(785)
Balance, end of year	$(11,532)	$(15,895)	$(2,495)
Total Citibank stockholder’s equity	$116,599	$81,358	$99,306
Noncontrolling interest
Balance, beginning of period	$1,082	$1,266	$1,057
Initial origination of a noncontrolling interest	284	—	15
Transactions between noncontrolling interest and the related consolidating subsidiary	(130)	—	—
Net income attributable to noncontrolling interest shareholders	74	101	126
Dividends paid to noncontrolling interest shareholders	(17)	(120)	(54)
Accumulated other comprehensive income—Net change in unrealized gains and losses on investment securities, net of tax	5	3	(10)
Accumulated other comprehensive income—Net change in FX translation adjustment, net of tax	23	(173)	140
All other	(27)	5	(8)
Net change in noncontrolling interest	$212	$(184)	$209
Balance, end of period	$1,294	$1,082	$1,266
Total equity	$117,893	$82,440	$100,572
Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interest	$(2,720)	$(6,114)	$2,430
Net change in accumulated other comprehensive income (loss)	4,793	(13,570)	(655)
Total comprehensive income (loss)	$2,073	$(19,684)	$1,775
Comprehensive income attributable to the noncontrolling interest	102	(69)	256
Comprehensive income attributable to Citibank	$1,971	$(19,615)	$1,519

(1)	Represents the accounting for the transfers of assets and liabilities between Citibank, N.A. and other affiliates under the common control of Citigroup.
(2)	The adjustment to the opening balances for Retained earnings and Accumulated other comprehensive income (loss) in 2009 represents the cumulative effect of initially adopting ASC 320-10-35-34 (FSP FAS 115-2 and FAS 124-2). See Note 1 to the Consolidated Financial Statements.
(3)	The adjustment to opening balance for Retained earnings in 2007 represents the total of the after-tax gain (loss) amounts for the adoption of the following accounting pronouncements:
• ASC 820 (SFAS 157) for $9 million, • ASC 825 (SFAS 159) for $15 million, • ASC 840 (FSP 13-2) for $(142) million, and • ASC 740 (FIN 48) for $22 million.
See Notes 1, 26 and 27 to the Consolidated Financial Statements.
(4)	The after-tax adjustment to the opening balance of Accumulated other comprehensive income (loss) in 2007 represents the reclassification of the unrealized gains (losses) related to several miscellaneous items previously reported. The related unrealized gains and losses were reclassified to Retained earnings upon the adoption of the fair-value option. See Notes 1 and 27 to the Consolidated Financial Statements for further discussions.

32. SUBSEQUENT EVENTS

LQIF Acquisition
On January 31, 2010 Citigroup elected to exercise its option to acquire approximately 8.5% of LQIF for approximately $500 million. The acquisition of the additional shares is expected to close on April 30, 2010 and will increase Citigroup’s ownership in LQIF to approximately 41.5%. Citigroup retains an option to increase its ownership an additional 8.5% of LQIF in 2010 for an additional $500 million.

Venezuelan Bolivar Devaluation
The Venezuelan government enacted currency restrictions in 2003 that have restricted Citigroup’s ability to obtain foreign currency in Venezuela at the official foreign currency rate. Citigroup uses the official rate to remeasure the foreign currency transactions in the financial statements of our Venezuelan subsidiaries, which have U.S. dollar functional currencies, into U.S. dollars. At December 31, 2009, Citigroup had net monetary assets denominated in bolivars and subject to the official rate of approximately $290 million.
    On January 8, 2010, the Venezuelan government announced the devaluation of the official foreign currency exchange rate from 2.15 bolivars per dollar to 4.3 bolivars per dollar and the creation of a dual, subsidized exchange rate of 2.6 bolivars per dollar for the importation of certain essential goods. The devaluation in the rate is expected to result in a pretax loss to the Company of approximately $170 million in the first quarter of 2010. Additionally, revenue and net operating profit in U.S. dollar terms will be reduced on an ongoing basis.
    The Company has evaluated subsequent events through February 26, 2010, which is the date its Consolidated Financial Statements were issued.
33. CONDENSED CONSOLIDATING FINANCIAL
STATEMENTS SCHEDULES
These condensed Consolidating Financial Statements schedules are presented for purposes of additional analysis but should be considered in relation to the Consolidated Financial Statements of Citigroup taken as a whole.

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

Condensed Consolidating Statements of Income

						Year ended December 31, 2009
						Other
						Citigroup
						subsidiaries,
						eliminations
						and income
	Citigroup					from
	parent					discontinued	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	operations	adjustments	consolidated
Revenues
Dividends from subsidiary banks and bank holding
companies	$1,049	$—	$—	$—	$—	$—	$(1,049)	$—

Interest revenue	299	7,447	1	6,150	7,049	61,839	(6,150)	76,635
Interest revenue—intercompany	2,387	2,806	4,132	69	421	(9,746)	(69)	—
Interest expense	9,354	2,585	1,911	86	376	13,495	(86)	27,721
Interest expense—intercompany	(758)	2,390	823	2,243	1,572	(4,027)	(2,243)	—
Net interest revenue	$(5,910)	$5,278	$1,399	$3,890	$5,522	$42,625	$(3,890)	$48,914
Commissions and fees	$—	$5,945	$—	$51	$128	$11,043	$(51)	$17,116
Commissions and fees—intercompany	—	741	(6)	134	152	(887)	(134)	—
Principal transactions	359	(267)	(1,905)	—	2	5,743	—	3,932
Principal transactions—intercompany	(649)	3,605	224	—	(109)	(3,071)	—	—
Other income	(3,731)	13,586	38	428	584	(154)	(428)	10,323
Other income—intercompany	(3,663)	(21)	(47)	2	44	3,687	(2)	—
Total non-interest revenues	$(7,684)	$23,589	$(1,696)	$615	$801	$16,361	$(615)	$31,371
Total revenues, net of interest expense	$(12,545)	$28,867	$(297)	$4,505	$6,323	$58,986	$(5,554)	$80,285
Provisions for credit losses and for benefits
and claims	$—	$129	$—	$3,894	$4,354	$35,779	$(3,894)	$40,262
Expenses
Compensation and benefits	$101	$6,389	$—	$523	$686	$17,811	$(523)	$24,987
Compensation and benefits—intercompany	7	470	—	141	141	(618)	(141)	—
Other expense	791	2,739	2	578	735	18,568	(578)	22,835
Other expense—intercompany	782	637	4	526	573	(1,996)	(526)	—
Total operating expenses	$1,681	$10,235	$6	$1,768	$2,135	$33,765	$(1,768)	$47,822
Income (loss) before taxes and equity in
undistributed income of subsidiaries	$(14,226)	$18,503	$(303)	$(1,157)	$(166)	$(10,558)	$108	$(7,799)
Income taxes (benefits)	(7,298)	6,852	(146)	(473)	(131)	(6,010)	473	(6,733)
Equities in undistributed income of subsidiaries	5,322	—	—	—	—	—	(5,322)	—
Income (loss) from continuing operations	$(1,606)	$11,651	$(157)	$(684)	$(35)	$(4,548)	$(5,687)	$(1,066)
Income (loss) from discontinued operations, net of
taxes	—	—	—	—	—	(445)	—	(445)
Net income (loss) before attrition of
noncontrolling interest	$(1,606)	$11,651	$(157)	$(684)	$(35)	$(4,993)	$(5,687)	$(1,511)
Net income (loss) attributable to
noncontrolling interests	—	(18)	—	—	—	113	—	95
Citigroup’s net income (loss)	$(1,606)	$11,669	$(157)	$(684)	$(35)	$(5,106)	$(5,687)	$(1,606)

Condensed Consolidating Statements of Income

						Year ended December 31, 2008
						Other
						Citigroup
						subsidiaries,
						eliminations
						and income
	Citigroup					from
	parent					discontinued	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	operations	adjustments	consolidated
Revenues
Dividends from subsidiary banks and bank holding
companies	$1,788	$—	$—	$—	$—	$—	$(1,788)	$—

Interest revenue	758	18,569	3	7,218	8,261	78,908	(7,218)	106,499
Interest revenue—intercompany	4,822	2,109	5,156	67	575	(12,662)	(67)	—
Interest expense	9,455	11,607	3,294	141	608	27,786	(141)	52,750
Interest expense—intercompany	(306)	5,014	290	2,435	2,202	(7,200)	(2,435)	—
Net interest revenue	$(3,569)	$4,057	$1,575	$4,709	$6,026	$45,660	$(4,709)	$53,749
Commissions and fees	$(1)	$7,361	$—	$87	$182	$2,824	$(87)	$10,366
Commissions and fees—intercompany	—	521	—	37	52	(573)	(37)	—
Principal transactions	(159)	(22,175)	5,261	—	(6)	(5,522)	—	(22,601)
Principal transactions—intercompany	962	479	(4,070)	—	180	2,449	—	—
Other income	(6,253)	2,896	(174)	389	344	13,272	(389)	10,085
Other income—intercompany	6,521	2,635	187	27	69	(9,412)	(27)	—
Total non-interest revenues	$1,070	$(8,283)	$1,204	$540	$821	$3,038	$(540)	$(2,150)
Total revenues, net of interest expense	$(711)	$(4,226)	$2,779	$5,249	$6,847	$48,698	$(7,037)	$51,599
Provisions for credit losses and for benefits
and claims	$—	$381	$—	$4,638	$5,020	$29,313	$(4,638)	$34,714
Expenses
Compensation and benefits	$(150)	$9,651	$—	$667	$906	$20,689	$(667)	$31,096
Compensation and benefits—intercompany	9	912	—	188	189	(1,110)	(188)	—
Other expense	219	4,206	3	663	1,260	32,456	(663)	38,144
Other expense—intercompany	594	1,828	51	451	498	(2,971)	(451)	—
Total operating expenses	$672	$16,597	$54	$1,969	$2,853	$49,064	$(1,969)	$69,240
Income (loss) before taxes and equity in
undistributed income of subsidiaries	$(1,383)	$(21,204)	$2,725	$(1,358)	$(1,026)	$(29,679)	$(430)	$(52,355)
Income taxes (benefits)	(2,223)	(8,463)	953	(526)	(310)	(10,283)	526	(20,326)
Equities in undistributed income of subsidiaries	(29,122)	—	—	—	—	—	29,122	—
Income (loss) from continuing operations	$(28,282)	$(12,741)	$1,772	$(832)	$(716)	$(19,396)	$28,166	$(32,029)
Income from discontinued operations, net of
taxes	598	—	—	—	—	3,404	—	4,002
Net income (loss) before attrition of
noncontrolling interest	$(27,684)	$(12,741)	$1,772	$(832)	$(716)	$(15,992)	$28,166	$(28,027)
Net income (loss) attributable to
noncontrolling interests	—	(9)	—	—	—	$(334)	—	$(343)
Citigroup’s net income (loss)	$(27,684)	$(12,732)	$1,772	$(832)	$(716)	$(15,658)	$28,166	$(27,684)

Condensed Consolidating Statements of Income

						Year ended December 31, 2007
						Other
						Citigroup
						subsidiaries,
						eliminations
						and income
	Citigroup					from
	parent					discontinued	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	operations	adjustments	consolidated
Revenues
Dividends from subsidiary banks and bank holding
companies	$10,632	$—	$—	$—	$—	$—	$(10,632)	$—

Interest revenue	426	31,438	6	6,754	7,854	81,623	(6,754)	121,347
Interest revenue—intercompany	5,507	1,695	6,253	137	630	(14,085)	(137)	—
Interest expense	7,994	24,489	4,331	189	759	38,385	(189)	75,958
Interest expense—intercompany	(80)	5,871	882	2,274	2,955	(9,628)	(2,274)	—
Net interest revenue	$(1,981)	$2,773	$1,046	$4,428	$4,770	$38,781	$(4,428)	$45,389
Commissions and fees	$—	$11,089	$—	$95	$186	$8,793	$(95)	$20,068
Commissions and fees—intercompany	(3)	184	—	21	25	(206)	(21)	—
Principal transactions	380	(11,382)	(68)	—	2	(1,279)	—	(12,347)
Principal transactions—intercompany	118	605	(561)	—	(30)	(132)	—	—
Other income	(1,233)	4,594	150	452	664	20,015	(452)	24,190
Other income—intercompany	1,008	1,488	(117)	26	(30)	(2,349)	(26)	—
Total non-interest revenues	$270	$6,578	$(596)	$594	$817	$24,842	$(594)	$31,911
Total revenues, net of interest expense	$8,921	$9,351	$450	$5,022	$5,587	$63,623	$(15,654)	$77,300
Provisions for credit losses and for benefits
and claims	$—	$40	$—	$2,515	$2,786	$15,091	$(2,515)	$17,917
Expenses
Compensation and benefits	$170	$11,631	$—	$679	$894	$20,010	$(679)	$32,705
Compensation and benefits—intercompany	11	1	—	161	162	(174)	(161)	—
Other expense	383	3,716	2	524	713	21,218	(524)	26,032
Other expense—intercompany	241	1,959	71	299	397	(2,668)	(299)	—
Total operating expenses	$805	$17,307	$73	$1,663	$2,166	$38,386	$(1,663)	$58,737
Income (loss) before taxes and equity in
undistributed income of subsidiaries	$8,116	$(7,996)	$377	$844	$635	$10,146	$(11,476)	$646
Income taxes (benefits)	(933)	(3,050)	133	287	205	1,099	(287)	(2,546)
Equities in undistributed income of subsidiaries	(5,432)	—	—	—	—	—	5,432	—
Income (loss) from continuing operations	$3,617	$(4,946)	$244	$557	$430	$9,047	$(5,757)	$3,192
Income from discontinued operations, net of
taxes	—	—	—	—	—	708	—	708
Net income (loss) before attrition of
noncontrolling interest	$3,617	$(4,946)	$244	$557	$430	$9,755	$(5,757)	$3,900
Net income (loss) attributable to
noncontrolling interests	—	(20)	—	—	—	303	—	283
Citigroup’s net income (loss)	$3,617	$(4,926)	$244	$557	$430	$9,452	$(5,757)	$3,617

Condensed Consolidating Balance Sheet

					December 31, 2009
						Other
						Citigroup
	Citigroup					subsidiaries
	parent					and	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	eliminations	adjustments	consolidated
Assets
Cash and due from banks	$—	$1,801	$—	$198	$297	$23,374	$(198)	$25,472
Cash and due from banks—intercompany	5	3,146	1	145	168	(3,320)	(145)	—
Federal funds sold and resale agreements	—	199,760	—	—	—	22,262	—	222,022
Federal funds sold and resale agreements—intercompany	—	20,626	—	—	—	(20,626)	—	—
Trading account assets	26	140,777	71	—	17	201,882	—	342,773
Trading account assets—intercompany	196	6,812	788	—	—	(7,796)	—	—
Investments	13,318	237	—	2,293	2,506	290,058	(2,293)	306,119
Loans, net of unearned income	—	248	—	42,739	48,821	542,435	(42,739)	591,504
Loans, net of unearned income—intercompany	—	—	129,317	3,387	7,261	(136,578)	(3,387)	—
Allowance for loan losses	—	(83)	—	(3,680)	(4,056)	(31,894)	3,680	(36,033)
Total loans, net	$—	$165	$129,317	$42,446	$52,026	$373,963	$(42,446)	$555,471
Advances to subsidiaries	144,497	—	—	—	—	(144,497)	—	—
Investments in subsidiaries	210,895	—	—	—	—	—	(210,895)	—
Other assets	14,196	69,907	1,186	6,440	7,317	312,183	(6,440)	404,789
Other assets—intercompany	10,412	38,047	3,168	47	1,383	(53,010)	(47)	—
Total assets	$393,545	$481,278	$134,531	$51,569	$63,714	$994,473	$(262,464)	$1,856,646
Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$835,903	$—	$835,903
Federal funds purchased and securities loaned or sold	—	124,522	—	—	—	29,759	—	154,281
Federal funds purchased and securities loaned or sold—
intercompany	185	18,721	—	—	—	(18,906)	—	—
Trading account liabilities	—	82,905	115	—	—	54,492	—	137,512
Trading account liabilities—intercompany	198	7,495	1,082	—	—	(8,775)	—	—
Short-term borrowings	1,177	4,593	10,136	—	379	52,594	—	68,879
Short-term borrowings—intercompany	—	69,306	62,336	3,304	33,818	(165,460)	(3,304)	—
Long-term debt	197,804	13,422	55,499	2,893	7,542	89,752	(2,893)	364,019
Long-term debt—intercompany	367	62,050	1,039	37,600	14,278	(77,734)	(37,600)	—
Advances from subsidiaries	30,275	—	—	—	—	(30,275)	—	—
Other liabilities	5,985	70,477	585	1,772	1,742	62,290	(1,772)	141,079
Other liabilities—intercompany	4,854	7,911	198	1,080	386	(13,349)	(1,080)	—
Total liabilities	$240,845	$461,402	$130,990	$46,649	$58,145	$810,291	$(46,649)	$1,701,673
Citigroup stockholders’ equity	152,700	19,448	3,541	4,920	5,569	182,337	(215,815)	152,700
Noncontrolling interest	—	428	—	—	—	1,845	—	2,273
Total equity	$152,700	$19,876	$3,541	$4,920	$5,569	$184,182	$(215,815)	$154,973
Total liabilities and equity	$393,545	$481,278	$134,531	$51,569	$63,714	$994,473	$(262,464)	$1,856,646

Condensed Consolidating Balance Sheet

						December 31, 2008
						Other
						Citigroup
	Citigroup					subsidiaries
	parent					and	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	eliminations	adjustments	consolidated
Assets
Cash and due from banks	$—	$3,142	$—	$149	$211	$25,900	$(149)	$29,253
Cash and due from banks—intercompany	13	1,415	1	141	185	(1,614)	(141)	—
Federal funds sold and resale agreements	—	167,589	—	—	—	16,544	—	184,133
Federal funds sold and resale agreements—intercompany	—	31,446	—	—	—	(31,446)	—	—
Trading account assets	20	155,136	88	—	15	222,376	—	377,635
Trading account assets—intercompany	818	11,197	4,439	—	182	(16,636)	—	—
Investments	25,611	382	—	2,059	2,366	227,661	(2,059)	256,020
Loans, net of unearned income	—	663	—	48,663	55,387	638,166	(48,663)	694,216
Loans, net of unearned income—intercompany	—	—	134,744	3,433	11,129	(145,873)	(3,433)	—
Allowance for loan losses	—	(122)	—	(3,415)	(3,649)	(25,845)	3,415	(29,616)
Total loans, net	$—	$541	$134,744	$48,681	$62,867	$466,448	$(48,681)	$664,600
Advances to subsidiaries	167,043	—	—	—	—	(167,043)	—	—
Investments in subsidiaries	149,424	—	—	—	—	—	(149,424)	—
Other assets	12,148	74,740	51	6,156	6,970	332,920	(6,156)	426,829
Other assets—intercompany	14,998	108,952	3,997	254	504	(128,451)	(254)	—
Total assets	$370,075	$554,540	$143,320	$57,440	$73,300	$946,659	$(206,864)	$1,938,470
Liabilities and stockholders’ equity
Deposits	$—	$—	$—	$—	$—	$774,185	$—	$774,185
Federal funds purchased and securities loaned or sold	—	165,914	—	—	—	39,379	—	205,293
Federal funds purchased and securities loaned or sold—
intercompany	8,673	34,007	—	—	—	(42,680)	—	—
Trading account liabilities	—	70,006	14	—	—	95,780	—	165,800
Trading account liabilities—intercompany	732	12,751	2,660	—	—	(16,143)	—	—
Short-term borrowings	2,571	9,735	30,994	—	222	83,169	—	126,691
Short-term borrowings—intercompany	—	87,432	66,615	6,360	39,637	(193,684)	(6,360)	—
Long-term debt	192,290	20,623	37,375	2,214	8,333	100,972	(2,214)	359,593
Long-term debt—intercompany	—	60,318	878	40,722	17,655	(78,851)	(40,722)	—
Advances from subsidiaries	7,660	—	—	—	—	(7,660)	—	—
Other liabilities	7,347	75,247	854	1,907	1,808	77,630	(1,907)	162,886
Other liabilities—intercompany	9,172	10,213	232	833	332	(19,949)	(833)	—
Total liabilities	$228,445	$546,246	$139,622	$52,036	$67,987	$812,148	$(52,036)	$1,794,448
Citigroup stockholders’ equity	$141,630	$7,819	$3,698	$5,404	$5,313	$132,594	$(154,828)	$141,630
Noncontrolling interest	—	475	—	—	—	1,917	—	2,392
Total equity	$141,630	$8,294	$3,698	$5,404	$5,313	$134,511	$(154,828)	$144,022
Total liabilities and stockholders’ equity	$370,075	$554,540	$143,320	$57,440	$73,300	$946,659	$(206,864)	$1,938,470

Condensed Consolidating Statements of Cash Flows

						Year ended December 31, 2009
						Other
						Citigroup
	Citigroup					subsidiaries
	parent					and	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	eliminations	adjustments	consolidated
Net cash (used in) provided by operating
activities of continuing operations	$(5,318)	$19,442	$1,238	$4,408	$4,852	$(75,933)	$(4,408)	$(55,719)
Cash flows from investing activities
Change in loans	$—	$—	$5,759	$1,024	$1,191	$(155,601)	$(1,024)	$(148,651)
Proceeds from sales and securitizations of loans	—	176	—	6	—	241,191	(6)	241,367
Purchases of investments	(17,056)	(13)	—	(589)	(650)	(263,396)	589	(281,115)
Proceeds from sales of investments	7,092	32	—	520	598	77,673	(520)	85,395
Proceeds from maturities of investments	21,030	—	—	348	459	112,125	(348)	133,614
Changes in investments and advances—intercompany	(22,371)	—	—	(165)	3,657	18,714	165	—
Business acquisitions	384	—	—	—	—	(384)	—	—
Other investing activities	—	6,259	—	—	—	1,417	—	7,676
Net cash (used in) provided by investing activities	$(10,921)	$6,454	$5,759	$1,144	$5,255	$31,739	$(1,144)	$38,286
Cash flows from financing activities
Dividends paid	$(3,237)	$—	$—	$—	$—	$—	$—	$(3,237)
Dividends paid—intercompany	(121)	(1,000)	—	—	—	1,121	—	—
Issuance of common stock	17,514	—	—	—	—	—	—	17,514
Issuance of preferred stock	—	—	—	—	—	—	—	—
Treasury stock acquired	(3)	—	—	—	—	—	—	(3)
Proceeds/(repayments) from issuance of long-term
debt—third-party, net	(9,591)	(2,788)	18,090	679	(791)	(18,575)	(679)	(13,655)
Proceeds/(repayments) from issuance of long-term
debt—intercompany, net	—	1,550	—	(3,122)	(3,377)	1,827	3,122	—
Change in deposits	—	—	—	—	—	61,718	—	61,718
Net change in short-term borrowings and other
investment banking and brokerage borrowings—
third-party	(1,339)	(5,142)	(20,847)	—	(10)	(24,657)	—	(51,995)
Net change in short-term borrowings and other
advances—intercompany	10,344	(18,126)	(4,240)	(3,056)	(5,819)	17,841	3,056	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	2,664	—	—	—	(41)	41	—	2,664
Net cash provided by (used in) financing activities	$16,231	$(25,506)	$(6,997)	$(5,499)	$(10,038)	$39,316	$5,499	$13,006
Effect of exchange rate changes on cash and
due from banks	$—	$—	$—	$—	$—	$632	$—	$632
Net cash used in discontinued operations	$—	$—	$—	$—	$—	$14	$—	$14
Net (decrease) increase in cash and due from banks	$(8)	$390	$—	$53	$69	$(4,232)	$(53)	$(3,781)
Cash and due from banks at beginning of period	$13	$4,557	$1	$290	$396	$24,286	$(290)	$29,253
Cash and due from banks at end of period from
continuing operations	$5	$4,947	$1	$343	$465	$20,054	$(343)	$25,472
Supplemental disclosure of cash flow information
Cash paid during the year for
Income taxes	$412	$(663)	$101	$(12)	$(137)	$(2)	$12	$(289)
Interest	$8,891	$7,311	$2,898	$3,046	$530	$8,759	$(3,046)	$28,389
Non-cash investing activities
Transfers to repossessed assets	$—	$—	$—	$1,642	$1,704	$1,176	$(1,642)	$2,880

Condensed Consolidating Statements of Cash Flows

			Year ended December 31, 2008
						Other
						Citigroup
	Citigroup					subsidiaries
	parent					and	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	eliminations	adjustments	consolidated
Net cash provided by (used in) operating
activities of continuing operations	$5,600	$(21,162)	$(1,028)	$4,591	$4,677	$108,433	$(4,591)	$96,520
Cash flows from investing activities
Change in loans	$—	$91	$(26,363)	$(3,177)	$(1,118)	$(243,131)	$3,177	$(270,521)
Proceeds from sales and securitizations of loans	—	98	—	—	—	313,710	—	313,808
Purchases of investments	(188,901)	(47)	—	(1,065)	(1,338)	(154,050)	1,065	(344,336)
Proceeds from sales of investments	38,020	—	—	309	649	54,997	(309)	93,666
Proceeds from maturities of investments	137,005	—	3	670	774	71,530	(670)	209,312
Changes in investments and advances—intercompany	(83,055)	—	—	(1,062)	1,496	81,559	1,062	—
Business acquisitions	—	(181)	—	—	—	181	—	—
Other investing activities	—	(17,142)	—	—	—	(62,398)	—	(79,540)
Net cash (used in) provided by investing activities	$(96,931)	$(17,181)	$(26,360)	$(4,325)	$463	$62,398	$4,325	$(77,611)
Cash flows from financing activities
Dividends paid	$(7,526)	$—	$—	$—	$—	$—	$—	$(7,526)
Dividends paid—intercompany	(239)	(92)	—	—	—	331	—	—
Issuance of common stock	6,864	—	—	—	—	—	—	6,864
Issuance of preferred stock	70,626	—	—	—	—	—	—	70,626
Treasury stock acquired	(7)	—	—	—	—	—	—	(7)
Proceeds/(repayments) from issuance of long-term
debt—third-party, net	15,086	(9,543)	2,496	(960)	(5,345)	(45,181)	960	(42,487)
Proceeds/(repayments) from issuance of long-term
debt—intercompany, net	—	26,264	—	(956)	(2,183)	(24,081)	956	—
Change in deposits	—	—	—	—	—	(37,811)	—	(37,811)
Net change in short-term borrowings and other
investment banking and brokerage borrowings—
third-party	(3,197)	(6,997)	(10,100)	—	(112)	6,610	—	(13,796)
Net change in short-term borrowings and other
advances—intercompany	10,118	27,971	34,991	1,619	2,456	(75,536)	(1,619)	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	(400)	—	—	—	—	—	—	(400)
Net cash provided by (used in) financing activities	$91,325	$37,603	$27,387	$(297)	$(5,184)	$(175,668)	$297	$(24,537)
Effect of exchange rate changes on cash and
due from banks	$—	$—	$—	$—	$—	$(2,948)	$—	$(2,948)
Net cash used in discontinued operations	—	—	—	—	—	(377)	—	(377)
Net decrease in cash and due from banks	$(6)	$(740)	$(1)	$(31)	$(44)	$(8,162)	$31	$(8,953)
Cash and due from banks at beginning of period	$19	$5,297	$2	$321	$440	$32,448	$(321)	$38,206
Cash and due from banks at end of period from
continuing operations	13	4,557	1	290	396	24,286	(290)	29,253
Supplemental disclosure of cash flow information
Cash paid during the year for
Income taxes	$440	$(2,742)	$350	$228	$287	$4,835	$(228)	$3,170
Interest	9,341	16,990	3,761	2,677	502	25,084	(2,677)	55,678
Non-cash investing activities
Transfers to repossessed assets	$—	$—	$—	$1,571	$1,621	$1,818	$(1,571)	$3,439

Condensed Consolidating Statements of Cash Flows

				Year ended December 31, 2007
						Other
						Citigroup
	Citigroup					subsidiaries
	parent					and	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	eliminations	adjustments	consolidated
Net cash (used in) provided by operating
activities of continuing operations	$(7,572)	$(26,696)	$(269)	$3,973	$3,386	$(40,400)	$(3,973)	$(71,551)
Cash flows from investing activities
Change in loans	$—	$174	$(23,943)	$(7,601)	$(8,389)	$(329,776)	$7,601	$(361,934)
Proceeds from sales and securitizations of loans	—	—	—	—	—	273,464	—	273,464
Purchases of investments	(25,567)	(302)	—	(690)	(1,662)	(246,895)	690	(274,426)
Proceeds from sales of investments	15,475	—	—	276	755	195,523	(276)	211,753
Proceeds from maturities of investments	8,221	—	—	430	961	112,164	(430)	121,346
Changes in investments and advances—intercompany	(31,692)	—	—	4,130	(1,391)	33,083	(4,130)	—
Business acquisitions	—	—	—	—	—	(15,614)	—	(15,614)
Other investing activities	—	(986)	—	—	—	(15,980)	—	(16,966)
Net cash (used in) provided by investing activities	$(33,563)	$(1,114)	$(23,943)	$(3,455)	$(9,726)	$5,969	$3,455	$(62,377)
Cash flows from financing activities
Dividends paid	$(10,778)	$—	$—	$—	$—	$—	$—	$(10,778)
Dividends paid—intercompany	—	(1,903)	—	(4,900)	(1,500)	3,403	4,900	—
Issuance of common stock	1,060	—	—	—	—	—	—	1,060
Redemption or retirement of preferred stock	(1,000)	—	—	—	—	—	—	(1,000)
Treasury stock acquired	(663)	—	—	—	—	—	—	(663)
Proceeds/(repayments) from issuance of long-term
debt—third-party, net	47,271	940	16,656	270	457	(12,345)	(270)	52,979
Proceeds/(repayments) from issuance of long-term
debt—intercompany, net	(399)	14,097	—	9,243	(4,511)	(9,187)	(9,243)	—
Change in deposits	—	—	—	—	—	93,422	—	93,422
Net change in short-term borrowings and other
investment banking and brokerage borrowings—
third-party	5,603	2,630	7,593	(1,200)	(886)	(4,515)	1,200	10,425
Net change in short-term borrowings and other
advances—intercompany	990	12,922	(410)	(3,998)	12,717	(26,219)	3,998	—
Capital contributions from parent	—	—	375	—	—	(375)	—	—
Other financing activities	(951)	—	—	—	—	—	—	(951)
Net cash provided by (used in) financing activities	$41,133	$28,686	$24,214	$(585)	$6,277	$44,184	$585	$144,494
Effect of exchange rate changes on cash and
due from banks	$—	$—	$—	$—	$—	$1,005	$—	$1,005
Net cash provided by discontinued operations	$—	$—	$—	$—	$—	$121	$—	$121
Net (decrease) increase in cash and due from
banks	$(2)	$876	$2	$(67)	$(63)	$10,879	$67	$11,692
Cash and due from banks at beginning of period	21	4,421	—	388	503	21,569	(388)	26,514
Cash and due from banks at end of period from
continuing operations	$19	$5,297	$2	$321	$440	$32,448	$(321)	$38,206
Supplemental disclosure of cash flow information
Cash paid during the year for
Income taxes	$(1,225)	$230	$18	$387	$54	$6,846	$(387)	$5,923
Interest	5,121	30,388	6,711	2,315	432	30,080	(2,315)	72,732
Non-cash investing activities
Transfers to repossessed assets	$—	$—	$—	$1,083	$1,226	$1,061	$(1,083)	$2,287

34. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

				2009 (1)				2008 (1)
In millions of dollars, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues, net of interest expense	$5,405	$20,390	$29,969	$24,521	$5,646	$16,258	$17,538	$12,157
Operating expenses	12,314	11,824	11,999	11,685	24,642	14,007	15,214	15,377
Provisions for credit losses and for benefits and claims	8,184	9,095	12,676	10,307	12,695	9,067	7,100	5,852
Income (loss) from continuing operations before income taxes	$(15,093)	$(529)	$5,294	$2,529	$(31,691)	$(6,816)	$(4,776)	$(9,072)
Income taxes	(7,353)	(1,122)	907	835	(10,698)	(3,295)	(2,447)	(3,886)
Income (loss) from continuing operations	$(7,740)	$593	$4,387	$1,694	$(20,993)	$(3,521)	$(2,329)	$(5,186)
Income from discontinued operations, net of taxes	232	(418)	(142)	(117)	3,424	613	(94)	59
Net income (loss) before attribution of
noncontrolling interests	$(7,508)	$175	$4,245	$1,577	$(17,569)	$(2,908)	$(2,423)	$(5,127)
Net income (loss) attributable to noncontrolling interests	71	74	(34)	(16)	(306)	(93)	72	(16)
Citigroup’s net income (loss)	$(7,579)	$101	$4,279	$1,593	$(17,263)	$(2,815)	$(2,495)	$(5,111)
Earnings per share (2) (3)
Basic
Income from continuing operations	(0.34)	(0.23)	0.51	(0.16)	$(4.04)	$(0.73)	$(0.53)	$(1.05)
Net income	(0.33)	(0.27)	0.49	(0.18)	(3.40)	(0.61)	(0.55)	(1.03)
Diluted
Income from continuing operations	(0.34)	(0.23)	0.51	(0.16)	(4.04)	(0.73)	(0.53)	(1.05)
Net income	(0.33)	(0.27)	0.49	(0.18)	$(3.40)	$(0.61)	$(0.55)	$(1.03)
Common stock price per share
High	5.00	5.23	4.02	7.46	$23.00	$21.12	$26.81	$29.69
Low	3.20	2.59	2.68	1.02	3.77	14.03	16.76	18.62
Close	3.31	4.84	2.97	2.53	6.71	20.51	16.76	21.42
Dividends per share of common stock	—	—	—	0.01	$0.16	$0.32	$0.32	$0.32

This Note to the Consolidated Financial Statements is unaudited due to the Company’s individual quarterly results not being subject to an audit.

(1)	The revenue and (after-tax impact) of the Company’s correction of a CVA error in prior periods, which reduced revenues and net income in the fourth quarter of 2009 by $840 million ($518 million), respectively, related to the quarters in 2008 and 2009 as follows: $7 million ($4 million), $58 million ($36 million), $97 million ($60 million), $44 million ($27 million), for the first, second, third and fourth quarters of 2008, respectively, and $198 million ($122 million), $115 million ($71 million) and $197 million ($121 million) for the first, second and third quarters of 2009, respectively. See also Note 1 to the Consolidated Financial Statements. The impact of this CVA error was determined not to be material to the Company’s results of operations and financial position for any previously reported period. Consequently, in the accompanying selected quarterly financial data, the cumulative effect through September 30, 2009 is recorded in the fourth quarter of 2009.
(2)	Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.
(3)	Diluted shares are equal to basic shares for all four quarters of 2008 and the first, third and fourth quarter of 2009 due to the net loss available to common shareholders. Adding additional shares to the denominator would result in anti-dilution.

[End of Consolidated Financial Statements and Notes to Consolidated Financial Statements]

FINANCIAL DATA SUPPLEMENT (Unaudited)

RATIOS

	2009	2008	2007
Citigroup’s net income to average assets	(0.08)%	(1.28)%	0.17%
Return on common stockholders’ equity (1)	(9.4)	(28.8)	2.9
Return on total stockholders’ equity (2)	(1.1)	(20.9)	3.0
Total average equity to average assets	7.64	6.12	5.66
Dividends payout ratio (3)	NM	NM	300.0

(1)	Based on net income less preferred stock dividends as a percentage of average common stockholders’ equity.
(2)	Based on net income as a percentage of average total stockholders’ equity.
(3)	Dividends declared per common share as a percentage of net income per diluted share.

NM Not meaningful

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S. (1)

		2009		2008		2007
	Average	Average	Average	Average	Average	Average
In millions of dollars at year end	balance	interest rate	balance	interest rate	balance	interest rate
Banks	$58,046	1.11%	$60,315	3.25%	$68,538	4.72%
Other demand deposits	187,478	0.66	212,781	1.85	208,634	2.57
Other time and savings deposits (2)	237,653	1.85	243,305	3.53	256,946	4.54
Total	$483,177	1.30%	$516,401	2.81%	$534,118	3.79%

(1)	Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries. See Note 24 to the Consolidated Financial Statements.
(2)	Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS
($100,000 OR MORE) IN U.S. OFFICES

In millions of dollars	Under 3	Over 3 to 6	Over 6 to 12	Over 12
at December 31, 2009	months	months	months	months
Certificates of deposit	$13,439	$5,609	$5,252	$4,752
Other time deposits	$1,845	$106	$204	$1,181

SHORT-TERM AND OTHER BORROWINGS (1)

	Federal funds purchased
	and securities sold under
	agreements to repurchase		(2)	Commercial paper			Other funds borrowed		(2)
In millions of dollars	2009	2008	2007	2009	2008	2007	2009	2008	2007
Amounts outstanding at year end	$154,281	$205,293	$304,243	$10,223	$29,125	$37,343	$58,656	$97,566	$109,145
Average outstanding during the year (3)	205,633	281,478	385,199	24,667	31,888	44,274	76,529	82,587	93,302
Maximum month-end outstanding	252,154	354,685	441,844	36,884	41,212	57,303	99,814	121,834	145,783
Weighted-average interest rate
During the year (3) (4)	1.67%	4.00%	5.97%	0.99%	3.10%	5.29%	1.54%	1.70%	2.79%
At year end (5)	0.85%	2.22%	4.52%	0.34%	1.67%	4.92%	0.66%	2.40%	3.62%

(1)	Original maturities of less than one year.
(2)	Rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(3)	Excludes discontinued operations.
(4)	Interest rates include the effects of risk management activities. See Notes 20 and 24 to the Consolidated Financial Statements.
(5)	Based on contractual rates at year end.

SUPERVISION AND REGULATION

Proposed Legislation
In addition to the regulations and requirements discussed below, legislation is from time to time introduced in Congress that may change banking statutes and the operating environment of Citigroup and its subsidiaries in substantial and unpredictable ways. This has been particularly true as a result of the financial crisis beginning in late 2007. See “Risk Factors,” above. Citigroup cannot determine whether any such proposed legislation will be enacted and, if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of Citigroup or its subsidiaries.

Bank Holding Company/Financial Holding Company
Citigroup’s ownership of Citibank, N.A. (Citibank) and other banks makes Citigroup a “bank holding company” within the meaning of the U.S. Bank Holding Company Act of 1956.
     Bank holding companies are generally limited to the business of banking, managing or controlling banks, and other closely related activities. Citigroup is qualified as a “financial holding company,” which permits Citi to engage in a broader range of financial activities in the U.S. and abroad. These activities include underwriting and dealing in securities, insurance underwriting and brokerage, and making investments in non-financial companies for a limited period of time, as long as Citi does not manage the non-financial company’s day-to-day activities, and its banking subsidiaries engage only in permitted cross-marketing with the non-financial company. If Citigroup ceases to qualify as a financial holding company, it could be barred from new financial activities or acquisitions, and have to discontinue the broader range of activities permitted to financial holding companies.

Regulators
As a bank holding company, Citigroup is regulated and supervised by the Board of Governors of the Federal Reserve System (FRB). Nationally chartered subsidiary banks, such as Citibank, are regulated and supervised by the Office of the Comptroller of the Currency (OCC); federal savings associations by the Office of Thrift Supervision; and state-chartered depository institutions by state banking departments and the Federal Deposit Insurance Corporation (FDIC). The FDIC has back-up enforcement authority for banking subsidiaries whose deposits it insures. Overseas branches of Citibank are regulated and supervised by the FRB and OCC and overseas subsidiary banks by the FRB. Such overseas branches and subsidiary banks are also regulated and supervised by regulatory authorities in the host countries.
Internal Growth and Acquisitions
Unless otherwise required by the FRB, financial holding companies generally can engage, directly or indirectly in the U.S. and abroad, in financial activities, either de novo or by acquisition, by providing after-the-fact notice to the FRB. However, all bank holding companies, including Citigroup, must obtain the prior approval of the FRB before acquiring more than 5% of any class of voting stock of a U.S. depository institution or bank holding company.
     Subject to certain restrictions and the prior approval of the appropriate federal banking regulatory agency, Citi can acquire U.S. depository institutions, including out-of-state banks. In addition, intrastate bank mergers are permitted and banks in states that do not prohibit out-of-state mergers may merge. A national or state bank can establish a new branch in another state if permitted by the other state, and a federal savings association can generally open new branches in any state.
     The FRB must approve certain additional capital contributions to an existing non-U.S. investment and certain acquisitions by Citigroup of an interest in a non-U.S. company, including in a foreign bank, as well as the establishment by Citibank of foreign branches in certain circumstances.

Dividends
Citi’s bank holding companies and banking subsidiaries are limited in their ability to pay dividends. See Note 21 to the Consolidated Financial Statements. In addition to specific limitations on the dividends that subsidiary banks can pay to their holding companies, federal regulators could prohibit a dividend that would be an unsafe or unsound banking practice. Further, pursuant to the various agreements Citigroup entered into with the U.S. government during late 2008 and 2009, Citigroup is prohibited from paying a dividend of more than $0.01 per share per quarter generally so long as the U.S. Treasury or FDIC continue to hold any common stock or trust preferred securities of Citigroup issued pursuant to Citi’s exchange offers.
     It is FRB policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. In December 2009, the FRB advised bank holding companies to consult with FRB staff before increasing dividends or taking other actions that could diminish the bank holding company’s capital base. Moreover, bank holding companies should not maintain dividend levels that undermine the company’s ability to be a source of strength to its banking subsidiaries.

Transactions with Non-Bank Subsidiaries
A banking subsidiary’s transactions with a holding company or non-bank subsidiary generally are limited to 10% of the banking subsidiary’s capital stock and surplus, with an aggregate limit of 20% of the banking subsidiary’s capital stock and surplus for all such transactions. Such transactions must be on arm’s-length terms, and certain credit transactions must be fully secured by approved forms of collateral.

Liquidation
Citigroup’s right to participate in the distribution of assets of a subsidiary upon the subsidiary’s liquidation will be subordinate to the claims of the subsidiary’s creditors. If the subsidiary is an insured depository institution, Citi’s claim as a stockholder or creditor will be subordinated to the claims of depositors and other general or subordinated creditors.
     In the liquidation of a U.S.-insured depository institution, deposits in U.S. offices and certain claims for administrative expenses and employee compensation will have priority over other general unsecured claims, including deposits in offices outside the U.S., non-deposit claims in all offices, and claims of a parent such as Citigroup. The FDIC, which succeeds to the position of insured depositors, would be a priority creditor.
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

Other Bank and Bank Holding Company Regulation
Citigroup and its banking subsidiaries are subject to other regulatory limitations, including requirements for banks to maintain reserves against deposits; requirements as to risk-based capital and leverage (see “Capital Resources and Liquidity” above and Note 20 to the Consolidated Financial Statements); restrictions on the types and amounts of loans that may be made and the interest that may be charged; and limitations on investments that can be made and services that can be offered.
     The FRB may also expect Citigroup to commit resources to its subsidiary banks in certain circumstances. However, the FRB may not compel a bank holding company to remove capital from its regulated securities and insurance subsidiaries for this purpose.
     A U.S. bank is not required to repay a deposit at a branch outside the U.S. if the branch cannot repay the deposit due to an act of war, civil strife, or action taken by the government in the host country.
Privacy and Data Security
Under U.S. federal law, Citigroup must disclose its privacy policy to consumers, permit consumers to “opt out” of having non-public customer information disclosed to third parties, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections.
     Citigroup is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure its proper disposal and to notify customers of unauthorized disclosure, consistent with applicable law or regulation.

Non-U.S. Regulation
A substantial portion of Citigroup’s revenues is derived from its operations outside the U.S., which are subject to the local laws and regulations of the host country. Those requirements affect how the local activities are organized and the manner in which they are conducted. Citi’s foreign activities are thus subject to both U.S. and foreign legal and regulatory requirements and supervision, including U.S. laws prohibiting companies from doing business in certain countries.

Securities Regulation
Certain of Citigroup’s subsidiaries are subject to various securities and commodities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the jurisdictions in which they operate.
     Subsidiaries’ registrations include as broker-dealers and as investment advisers with the SEC and as futures commission merchants and as commodity pool operators with the Commodity Futures Trading Commission (CFTC). Citigroup’s primary U.S. broker-dealer subsidiary, Citigroup Global Markets Inc. (CGMI), is registered as a broker-dealer in all 50 states, the District of Columbia, Puerto Rico, Taiwan and Guam. CGMI is also a primary dealer in U.S. Treasury securities and a member of the principal United States futures exchanges. CGMI is subject to extensive regulation, including minimum capital requirements, which are promulgated and enforced by their Designated Examining Authority, the Financial Industry Regulatory Authority (FINRA), the Chicago Mercantile Exchange and various other self-regulatory organizations of which CGMI is a member. The SEC and the CFTC also require certain registered broker-dealers (including CGMI) to maintain records concerning certain financial and securities activities of affiliated companies that may be material to the broker-dealer, and to file certain financial and other information regarding such affiliated companies.

     Citigroup’s securities operations abroad are conducted through various subsidiaries and affiliates, principally Citigroup Global Markets Limited in London and Citigroup Global Markets Japan Inc. in Tokyo. Its securities activities in the United Kingdom, which include investment banking, trading, and brokerage services, are subject to the Financial Services and Markets Act of 2000, which regulates organizations that conduct investment businesses in the United Kingdom including capital and liquidity requirements, and to the rules of the Financial Services Authority. Citigroup Global Markets Japan Inc. is a registered securities company in Japan, and as such its activities in Japan are regulated principally by the Financial Services Agency of Japan. These and other subsidiaries of Citigroup are also members of various securities and commodities exchanges and are subject to the rules and regulations of those exchanges. Citigroup’s other offices abroad are also subject to the jurisdiction of foreign financial services regulatory authorities.
     CGMI is a member of the Securities Investor Protection Corporation (SIPC), which provides protection for customers of a broker-dealer against losses in the event of the liquidation of a broker-dealer. SIPC protects customers’ securities accounts held by a broker-dealer up to $500,000 for each eligible customer, subject to a limitation of $100,000 for claims for cash balances. To supplement this SIPC coverage, CGMI has purchased additional protection for the benefit of its customers, subject to an aggregate loss limit of $600 million and a per client cash loss limit of up to $1.9 million.
Capital Requirements
As a registered broker-dealer, CGMI is subject to Rule 15c3-1 of the SEC (the Net Capital Rule). Under the Net Capital Rule, CGMI is required to maintain minimum net capital  based on the greater of the SEC or CFTC minimum net capital requirement  equal to 2% of aggregate debit items, as defined.  Under NYSE regulations, CGMI may be required to reduce its business if its net capital is less than 4% of aggregate debit items and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items.  Furthermore, the Net Capital Rule does not permit withdrawal of equity or subordinated capital if the resulting net capital would be less than 5% of aggregate debit items.
     CGMI was approved by the SEC to compute net capital in accordance with the provisions of Appendix E of Rule 15c3-1. This methodology allows CGMI to compute market risk capital charges using internal value-at-risk models. Under Appendix E, CGMI is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million. The firm is also required to notify the SEC in the event that its tentative net capital is less than $5 billion.
     Compliance with the Net Capital Rule could limit those operations of CGMI that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and  also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates.

CUSTOMERS
In Citigroup’s judgment, no material part of Citigroup’s business depends upon a single customer or group of customers, the loss of which would have a materially adverse effect on Citi, and no one customer or group of affiliated customers accounts for as much as 10% of Citigroup’s consolidated revenues.

COMPETITION
The financial services industry, including each of Citigroup’s businesses, is highly competitive. Citigroup’s competitors include a variety of other financial services and advisory companies such as banks, thrifts, credit unions, credit card issuers, mortgage banking companies, trust companies, investment banking companies, brokerage firms, investment advisory companies, hedge funds, private equity funds, securities processing companies, mutual fund companies, insurance companies, automobile financing companies, and Internet-based financial services companies.
     Citigroup competes for clients with some of these competitors globally and with others on a regional or product basis. Increased competition may create pressure to lower prices on our products and services and affect market share. Our competitive position depends on many factors, including brand name, reputation, the types of clients, industries and geographies served, the quality, range, performance, innovation and pricing of products and services, the effectiveness of and access to distribution channels, technology advances, customer service and convenience, effectiveness of transaction execution, interest rates and lending limits, regulatory constraints, the talent of our employees and the effectiveness of advertising and sales promotion efforts.
     In recent years, Citigroup has experienced intense price competition in some of its businesses. For example, the increased pressure on trading commissions from growing direct access to automated, electronic markets may continue to impact Securities and Banking, and technological advances that enable more companies to provide funds transfers may diminish the importance of Regional Consumer Banking’s role as a financial intermediary. Citigroup also faces intense competition in attracting and retaining qualified employees, and its ability to compete effectively will depend upon its ability to attract new employees and retain and sufficiently motivate existing employees, while managing compensation and other costs. See “Risk Factors” above.
     An increasingly global financial services industry has seen substantial consolidation among companies, particularly during the recent credit crisis, through mergers, acquisitions and bankruptcies. In addition, as a result of the recent credit crisis, certain investment banks and other entities became bank holding companies and/or financial holding companies. This consolidation may produce larger, better capitalized and more geographically diverse competitors able to offer a wider array of products and services at more competitive prices around the world. Additionally, some of Citigroup’s competitors may face fewer regulatory constraints resulting in lower cost structures and increased operating flexibility. In certain geographic regions, including “emerging markets,” our competitors may have a stronger local presence, longer operating histories, and more established relationships with clients and regulators.
     Citigroup also actively competes for access to capital at competitive rates to fund its operations, including competition for deposits and funding in the short- and long-term debt markets.
PROPERTIES
Citigroup’s principal executive offices are located at 399 Park Avenue in New York City. Citigroup, and certain of its subsidiaries, is the largest tenant of this building. Citigroup also has additional office space in 601 Lexington Avenue (formerly known as Citigroup Center—153 East 53rd Street, NYC) under a long-term lease. Citibank leases one building and owns another in Long Island City, New York, and has a long-term lease on a building at 111 Wall Street in New York City, which are totally occupied by Citigroup and certain of its subsidiaries.
     Citigroup Global Markets Holdings Inc. has its principal offices in a building it leases at 388 Greenwich Street in New York City, and also leases the neighboring building at 390 Greenwich Street, both of which are fully occupied by Citigroup and certain of its subsidiaries.
     Citigroup’s principal executive offices in EMEA are located at 25 and 33 Canada Square in London’s Canary Wharf. Citigroup has a long-term lease for both buildings, and is the sole tenant of 33 Canada Square and the largest tenant of 25 Canada Square. Citigroup has offices and a branch network throughout EMEA.
     In Asia, Citigroup’s principal executive offices are in leased premises located at Citibank Tower in Central, Hong Kong. Citigroup has major or full ownership interests in country headquarter locations in Shanghai, Seoul, Kuala Lumpur, Manila, and Mumbai.
     Banamex’s headquarters building is located in Mexico City in the Santa Fe area, which is a two-tower complex with six floors each totaling 257,000 rentable square feet. The building is owned by Banamex. Banamex has office and branch sites throughout Mexico.
     Citigroup owns or leases over 82.2 million square feet of real estate in 101 countries, comprised of 12,800 properties.
     Citigroup believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. Citigroup continues to evaluate its current and projected space requirements and may determine from time to time that certain of its premises and facilities are no longer necessary for its operations. There is no assurance that Citigroup will be able to dispose of any such excess premises or that it will not incur charges in connection with such dispositions. Such disposition costs may be material to Citigroup’s operating results in a given period.
     Citi has developed programs to achieve long-term energy efficiency objectives and reduce its greenhouse gas emissions with respect to its properties. These activities could help to mitigate, but will not eliminate, Citigroup’s  risk of increased costs from potential future regulatory requirements that would impact Citi as a consumer of energy.
     For further information concerning leases, see Note 29 to the Consolidated Financial Statements.

LEGAL PROCEEDINGS
In addition to the matters described below, in the ordinary course of business, Citigroup and its affiliates and subsidiaries and current and former officers, directors and employees (for purposes of this section, sometimes collectively referred to as Citigroup and Related Parties) routinely are named as defendants in, or as parties to, various legal actions and proceedings. Certain of these actions and proceedings assert claims or seek relief in connection with alleged violations of consumer protection, securities, banking, antifraud, antitrust, employment and other statutory and common laws. Certain of these actual or threatened legal actions and proceedings include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief.
     In the ordinary course of business, Citigroup and Related Parties also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Certain affiliates and subsidiaries of Citigroup are banks, registered broker-dealers or investment advisers and, in those capacities, are subject to regulation by various U.S., state and foreign securities and banking regulators. In connection with formal and informal inquiries by these regulators, Citigroup and such affiliates and subsidiaries receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of their regulated activities.
     Because of the global scope of Citigroup’s operations, and its presence in countries around the world, Citigroup and Related Parties are subject to litigation, and governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal) in multiple jurisdictions with legal and regulatory regimes that may differ substantially, and present substantially different risks, from those Citigroup and Related Parties are subject to in the United States.
     Citigroup seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interests of the Company and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter. In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate, the investigations or proceedings are in the early stages, or the matters involve novel legal theories or a large number of parties, Citigroup cannot state with certainty the timing or ultimate resolution of litigations and regulatory matters or the eventual loss, fines, penalties or business impact, if any, associated with each pending matter.
     In accordance with ASC 450 (formerly SFAS 5), Citigroup establishes reserves for litigation and regulatory matters when those matters present loss contingencies that both are probable and can be reasonably estimated. Once established, reserves are adjusted from time to time, as appropriate, in light of additional information. The actual costs of resolving litigations and regulatory matters, however, may be substantially higher or lower than the amounts reserved for those matters.
     Subject to the foregoing, it is the opinion of Citigroup’s management, based on current knowledge and after taking into account available insurance coverage and its current legal reserves, that the eventual outcome of such matters, including the matters described below, would not be likely to have a material adverse effect on the consolidated financial condition of Citi. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on Citi’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Credit-Crisis-Related Litigation and Other Matters
Citigroup and Related Parties have been named as defendants in numerous legal actions and other proceedings asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Such matters include, among other types of proceedings, claims asserted by: (i) individual investors and purported classes of investors in Citi’s common and preferred stock and debt, alleging violations of the federal securities laws; (ii) individual investors and purported classes of investors in, and issuers of, auction rate securities alleging violations of the federal securities and antitrust laws; (iii) shareholders alleging derivative claims related to subprime and auction-rate securities activities; (iv) participants and purported classes of participants in Citi’s retirement plans, alleging violations of ERISA; (v) counterparties to significant transactions adversely affected by developments in the credit and subprime markets; (vi) individual investors and purported classes of investors in securities and other investments underwritten, issued or marketed by Citigroup, and other strategic investments, that have suffered losses as a result of the credit crisis; (vii) municipalities, related entities and individuals asserting public nuisance claims; and (viii) individual borrowers asserting claims related to their loans. These matters have been filed in state and federal courts across the country, as well as in arbitrations before FINRA and other arbitration associations.
     In addition to these litigations and arbitrations, beginning in the fourth quarter of 2007, certain of Citigroup’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup is involved in discussions with certain of its regulators to resolve certain of these matters.
     Certain of these litigation and regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.

Subprime Mortgage-Related Litigation and Other Matters
Beginning in November 2007, Citigroup and Related Parties have been named as defendants in numerous legal actions and other proceedings brought by Citigroup shareholders, investors, counterparties and others concerning Citigroup’s activities relating to subprime mortgages, including Citigroup’s exposure to collateralized debt obligations (CDOs), mortgage-backed securities (MBS), and structured investment vehicles (SIVs), Citigroup’s underwriting activity for subprime mortgage lenders, and Citigroup’s more general involvement in subprime- and credit-related activities.
     Securities Actions: Several putative class actions were filed in the Southern District of New York by Citigroup shareholders alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934. On August 19, 2008, these actions were consolidated under the caption IN RE CITIGROUP SECURITIES LITIGATION, and lead plaintiff and counsel were appointed. Plaintiffs’ consolidated amended class action complaint alleges, among other things, that Citigroup’s stock price was artificially inflated as a result of purportedly misleading disclosures concerning Citigroup’s subprime mortgage–related exposures. A motion to dismiss the consolidated class action complaint is pending.
     In addition, Citigroup and Related Parties were named as defendants in two putative class actions filed in New York state court but since removed to the Southern District of New York. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, arising out of various offerings of Citigroup notes during 2006, 2007 and 2008. On December 10, 2008, these actions were consolidated under the caption IN RE CITIGROUP INC. BOND LITIGATION. A motion to dismiss the consolidated class action complaint is pending.
     ERISA Actions: Numerous class actions were filed in the Southern District of New York asserting claims under the Employee Retirement Income Security Act (ERISA) against Citigroup and certain Citigroup employees alleged to have served as ERISA plan fiduciaries. On August 31, 2009, the court granted defendants’ motion to dismiss the consolidated class action complaint, captioned IN RE CITIGROUP ERISA LITIGATION. Plaintiffs have appealed the dismissal.
     Derivative Actions and Related Proceedings: Numerous derivative actions have been filed in federal and state courts against various current and former officers and directors of Citigroup alleging mismanagement in connection with subprime mortgage–related exposures. Citigroup is named as a nominal defendant in these actions. Certain of these actions have been dismissed either in their entirety or in large part. In addition, a committee of Citi’s Board of Directors is reviewing certain shareholder demands that raise subprime-related issues.
     Underwriting Matters: Certain Citigroup affiliates and subsidiaries have been named as defendants for their activities as underwriters of securities in actions brought by investors in securities of issuers adversely affected by the credit crisis, including AIG, Fannie Mae, Freddie Mac, Ambac and Lehman, among many others. These matters are in various stages of litigation.
     Subprime Counterparty and Investor Actions: Citigroup and Related Parties have been named as defendants in actions brought in various state and federal courts, as well as in arbitrations, by counterparties and investors that have suffered losses as a result of the credit crisis, including: Ambac Credit Products, LLC, which alleges various claims including fraud and breach of fiduciary duty in connection with Citigroup’s purchase of credit protection from Ambac for a $1.95 billion super-senior tranche of a CDO structured by Citigroup subsidiaries; investors and purported classes of investors in the Falcon and ASTA/MAT funds, alleging violations of federal securities and state laws arising out of Citigroup’s sale and marketing of shares in certain of these funds; and Abu Dhabi Investment Authority, alleging statutory and common law claims in connection with its $7.5 billion investment in Citigroup. These matters are in various procedural stages.

Auction Rate Securities-Related Litigation and Other Matters
Beginning in March 2008, Citigroup and Related Parties have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning auction rate securities (ARS). In addition to those matters described below, these have included, among others, numerous arbitrations filed by customers of Citigroup and its subsidiaries seeking damages in connection with investments in ARS, which are in various stages of proceedings, and a derivative action filed against certain Citigroup officers and directors, which has been dismissed. A committee of Citi’s Board of Directors is reviewing a demand sent to the Board following the dismissal of the derivative action.
     Securities Actions: Beginning in March 2008, Citigroup and Related Parties were named as defendants in a series of putative class action lawsuits related to ARS. These actions have been consolidated into a single action pending in the Southern District of New York, captioned IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION, asserting claims for federal securities and other statutory and common law violations. On September 11, 2009, the court granted defendants’ motion to dismiss the consolidated amended complaint. On October 15, 2009, plaintiffs filed a further amended complaint, which defendants also have moved to dismiss.

     Antitrust Actions: Two antitrust actions were filed in the Southern District of New York on behalf of purported classes of ARS issuers and investors, respectively, against Citigroup, CGMI and various other financial institutions. In these actions, plaintiffs allege violations of Section 1 of the Sherman Act arising out of defendants’ alleged conspiracy to restrain trade in the ARS market. On January 26, 2010, both actions were dismissed.

Lehman Structured Notes Matters
Like many other financial institutions, Citigroup, through certain of its affiliates and subsidiaries, distributed structured notes issued and guaranteed by Lehman entities to retail customers in various countries outside the United States, principally in Europe and Asia. After the relevant Lehman entities filed for bankruptcy protection in September 2008, certain regulators in Europe and Asia commenced investigations into the conduct of financial institutions involved in such distribution, including Citigroup entities. These regulatory investigations are in various stages, and some have resulted in adverse findings against Citigroup entities. Some purchasers of the notes have filed civil actions or otherwise complained about the sales process. Citigroup has generally dealt with such complaints and claims on an individual basis based on the particular circumstances. In Belgium and in Poland, however, Citigroup has made a settlement offer to all eligible purchasers of notes distributed by Citigroup in those countries. A significant majority of the eligible purchasers have accepted these offers. Also in Belgium, a criminal case is proceeding against a Citigroup subsidiary, two current employees and one former employee. Citigroup disputes that it or its employees have engaged in any wrongdoing in connection with the distribution of Lehman notes in Belgium or elsewhere and is defending the charges. Criminal investigations have also commenced in Greece and Poland.

Interchange Fees Litigation
Beginning in 2005, several putative class actions were filed against Citigroup and certain of its subsidiaries, together with Visa, MasterCard and other banks and their affiliates, in various federal district courts. These actions were consolidated with other related cases in the Eastern District of New York and captioned IN RE PAYMENT CARD INTERCHANGE FEE AND MERCHANT DISCOUNT ANTITRUST LITIGATION. The plaintiffs in the consolidated class action are merchants that accept Visa and MasterCard branded payment cards as well as membership associations that claim to represent certain groups of merchants. The pending complaint alleges, among other things, that defendants (including the Citigroup defendants) have engaged in conspiracies to set the price of interchange and merchant discount fees on credit and debit card transactions in violation of Section 1 of the Sherman Act and a California statute. The complaint also alleges additional Sherman Act and California law violations, including alleged unlawful maintenance of monopoly power and alleged unlawful contracts in restraint of trade pertaining to various Visa and MasterCard rules governing merchant conduct (including rules allegedly affecting merchants’ ability, at the point of sale, to surcharge payment card transactions or steer customers to particular payment cards). In addition, supplemental complaints filed against defendants in the class action allege that Visa’s and MasterCard’s respective initial public offerings were anticompetitive and violated Section 7 of the Clayton Act, and that MasterCard’s initial public offering constituted a fraudulent conveyance.
     In addition to injunctive relief, plaintiffs seek joint and several liability for treble the amount of damages, including all interchange fees paid to all Visa and MasterCard members with respect to Visa and MasterCard transactions in the U.S. since at least January 1, 2004. Defendants’ motions to dismiss the pending class action complaint and the supplemental complaints are pending. Also pending is plaintiffs’ motion to certify nationwide classes consisting of all U.S. merchants. Discovery has closed, with the exception of expert discovery.

Parmalat Litigation and Other Matters
On July 29, 2004, Dr. Enrico Bondi, the Extraordinary Commissioner appointed under Italian law to oversee the administration of various Parmalat companies, filed a complaint in New Jersey state court against Citigroup and Related Parties alleging that the defendants “facilitated” a number of frauds by Parmalat insiders. The complaint asserted 10 claims, nine of which were dismissed pretrial, arising out of four sets of transactions involving Parmalat companies; Citibank, N.A. asserted several counterclaims. On October 20, 2008, following trial, a jury rendered a verdict in Citigroup’s favor on plaintiff’s remaining claim, and in favor of Citibank on three counterclaims. The court entered judgment for Citibank in the amount of $431 million on the counterclaims. Plaintiff’s appeal from the court’s final judgment is pending. In addition, prosecutors in Parma and Milan, Italy, are conducting a criminal investigation of Citigroup and certain current and former Citigroup employees (along with numerous other investment banks and certain of their current and former employees, as well as former Parmalat officers and accountants). In the event of an adverse judgment against the individuals in question, it is possible that the authorities could seek administrative remedies against Citigroup. Additionally, Dr. Bondi has purported to file a civil complaint against Citigroup in the context of the Parma criminal proceedings, seeking 14 billion Euro in damages.

Adelphia Litigation
Adversary proceedings were filed in 2003 by the Official Committee of Unsecured Creditors and the Equity Holders Committee on behalf of Adelphia Communications Corporation and affiliated parties against certain Citigroup affiliates and subsidiaries as well as other lenders and investment banks asserting violations of the Bank Holding Company Act, the Bankruptcy Code, and common law. The complaints sought unspecified damages and recovery of certain purportedly fraudulent transfers. Following litigation of motions to dismiss, the Adelphia Recovery Trust (the ART), which replaced the committees as plaintiffs in the actions, filed a consolidated amended complaint on behalf of the Adelphia Estate. The district court granted in part and denied in part the defendants’ motions to dismiss the consolidated complaint. The ART’s appeal to the Second Circuit from that partial dismissal is pending. Before the district court, the parties are briefing summary judgment. Trial of any claims that survive is scheduled for September 2010.

Bruno’s Litigation
Plaintiffs, purchasers of senior subordinated notes issued in connection with a 1995 leveraged recapitalization of Bruno’s Inc., filed a complaint in Alabama state court against certain Citigroup subsidiaries and affiliates, and other defendants, in 2004, alleging violations of state law arising out of an underwriting of Bruno’s securities. Plaintiffs seek “hundreds of millions of dollars” in damages. In January 2010, prior to trial, the Citigroup defendants entered into a settlement conditioned on court approval.

Research Analyst Litigation
Beginning in 2002, Citigroup and Related Parties were named as defendants in a series of individual and putative class action lawsuits relating to the issuance of research analyst reports concerning WorldCom and other issuers. One individual WorldCom action remains pending on appeal in the Second Circuit, following dismissal of the complaint by the federal district court for the Southern District of New York. The Second Circuit certified certain questions of law to the Georgia Supreme Court, which has issued an opinion answering those questions. The Second Circuit has not yet decided the appeal.
     In March 2004, a putative research-related customer class action alleging various state law claims arising out of the issuance of allegedly misleading research analyst reports concerning numerous issuers was filed against certain Citigroup defendants in Illinois state court. Citigroup’s motion to dismiss the complaint is pending.
Cash Balance Plan Litigation
Beginning in June 2005, several putative class actions were filed in the Southern District of New York by certain participants in the Citigroup Pension Plan (Plan), alleging violations of ERISA against the Plan and other Citigroup defendants. In December 2006, the district court denied defendants’ summary judgment motion; granted summary judgment to plaintiffs on certain claims; and ordered the Plan reformed to comply with ERISA. In January 2008, the court entered a partial final judgment on certain of plaintiffs’ claims and stayed the judgment pending appeal. On October 19, 2009, the Second Circuit reversed the district court’s order granting summary judgment for plaintiffs and dismissed plaintiffs’ complaint. On January 12, 2010, the Second Circuit denied rehearing.

Allied Irish
In 2003, Allied Irish Bank (AIB) filed a complaint in the Southern District of New York seeking to hold Citibank and Bank of America, former prime brokers for AIB’s subsidiary, Allfirst Bank (Allfirst), liable for losses incurred by Allfirst as a result of fraudulent and fictitious foreign currency trades entered into by one of Allfirst’s traders. The Court granted in part and denied in part defendants’ motions to dismiss, and the parties are currently engaged in discovery.

Settlement Payments
Payments required in settlement agreements described above have been made or are covered by existing litigation reserves.

Additional lawsuits containing claims similar to those described above may be filed in the future.

UNREGISTERED SALES OF EQUITY; PURCHASES OF EQUITY SECURITIES; DIVIDENDS

Unregistered Sales of Equity Securities
None.

Share Repurchases
Under its long-standing repurchase program, Citigroup may buy back common shares in the market or otherwise from time to time. This program is used for many purposes, including offsetting dilution from stock-based compensation programs.
     The following table summarizes Citigroup’s share repurchases during 2009:

				Approximate dollar
				value of shares that
			Average	may yet be purchased
	Total shares		price paid	under the plan or
In millions, except per share amounts	purchased	(1)	per share	programs
First quarter 2009
Open market repurchases (1)	0.2		$3.03	$6,741
Employee transactions (2)	10.7		3.56	N/A
Total first quarter 2009	10.9		$3.55	$6,741
Second quarter 2009
Open market repurchases (1)	0.2		$3.27	$6,740
Employee transactions (2)	4.4		3.67	N/A
Total second quarter 2009	4.6		$3.65	$6,740
Third quarter 2009
Open market repurchases (1)	0.5		$3.21	$6,739
Employee transactions (2)	1.3		3.22	N/A
Total third quarter 2009	1.8		$3.22	$6,739
October 2009
Open market repurchases (1)	—		$—	$6,739
Employee transactions (2)	0.2		4.65	N/A
November 2009
Open market repurchases (1)	—		$—	$6,739
Employee transactions (2)	10.3		4.11	N/A
December 2009
Open market repurchases (1)	—		$—	$6,739
Employee transactions (2)	9.3		3.34	N/A
Fourth quarter 2009
Open market repurchases (1)	—		$—	$6,739
Employee transactions (2)	19.8		3.76	N/A
Total fourth quarter 2009	19.8		$3.76	$6,739
Year-to-date 2009
Open market repurchases (1)	0.9		$3.20	$6,739
Employee transactions (2)	36.2		3.67	N/A
Total year-to-date 2009	37.1		$3.66	$6,739

(1)
All open market repurchases were transacted under an existing authorized share repurchase plan. Since 2000, the Board of Directors has authorized the repurchase of shares in the aggregate amount of $40 billion under Citi’s existing share repurchase plan. All shares repurchased during 2009 relate to customer fails/errors.

(2)
Consists of shares added to treasury stock related to activity on employee stock option program exercises, where the employee delivers existing shares to cover the option exercise, or under Citi’s employee restricted or deferred stock program, where shares are withheld to satisfy tax requirements.

N/A Not applicable
     For so long as the U.S. government holds any Citigroup common stock or trust preferred securities acquired pursuant to the preferred stock exchange offers consummated in 2009, Citigroup has agreed not to acquire, repurchase or redeem any Citigroup equity or trust preferred securities, other than pursuant to administrating its employee benefit plans or other customary exceptions, or with the consent of the U.S. government.

Dividends
For a summary of the cash dividends paid on Citi’s outstanding common stock during 2008 and 2009, see Note 34 to the Consolidated Financial Statements.  In addition, for so long as the U.S. government holds any Citigroup common stock or trust preferred securities acquired pursuant to the preferred exchange offers consummated in 2009, Citigroup has agreed not to pay a quarterly common stock dividend exceeding $0.01 per quarter, subject to certain customary exceptions.  Further, any dividend on Citi’s outstanding common stock would need to be made in compliance with Citi’s obligations to any remaining outstanding Citigroup preferred stock.

Executive Officers
Citigroup’s executive officers as of February 26, 2010 are:

Name	Age	Position and office held
Shirish Apte	57	CEO, Asia Pacific
Stephen Bird	43	CEO, Asia Pacific
Don Callahan	53	Chief Administrative Officer
Michael L. Corbat	49	CEO, Citi Holdings
John C. Gerspach	56	Chief Financial Officer
John Havens	53	CEO, Institutional Clients Group
Michael S. Helfer	64	General Counsel and Corporate Secretary
Lewis B. Kaden	67	Vice Chairman
Edward J. Kelly, III	56	Vice Chairman
Brian Leach	50	Chief Risk Officer
Eugene M. McQuade	61	CEO, Citibank, N.A.
Manuel Medina-Mora	59	CEO, Consumer Banking for the Americas;
		Chairman of the Global Consumer Council;
		Chairman & CEO, Latin America & Mexico
William J. Mills	54	CEO, Europe, Middle East and Africa
Vikram S. Pandit	53	Chief Executive Officer
Alberto J. Verme	52	CEO, Europe, Middle East and Africa
Jeffrey R. Walsh	52	Controller and Chief Accounting Officer

Each executive officer has held executive or management positions with Citigroup for at least five years, except that:
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
  Mr. Havens joined Citigroup in 2007. Prior to joining Citigroup, Mr. Havens was a partner of Old Lane, LP, a multi-strategy hedge fund and private equity fund manager that was acquired by Citi in 2007. Mr. Havens, along with several former colleagues from Morgan Stanley (including Mr. Leach and Mr. Pandit), founded Old Lane in 2005. Before forming Old Lane, Mr. Havens was Head of Institutional Equity at Morgan Stanley and a member of the firm’s Management Committee.
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
  Mr. Leach joined Citigroup in 2008. Prior to becoming Citi’s Chief Risk Officer in March 2008, Mr. Leach was a founder and the co-COO of Old Lane, which was acquired by Citi in 2007. Earlier, he had worked for his entire financial career at Morgan Stanley, finishing as Risk Manager of the Institutional Securities Business.
  Mr. McQuade joined Citi in August 2009. Prior to joining Citi, Mr. McQuade was Vice Chairman of Merrill Lynch and President of Merrill Lynch Banks (U.S.) from February 2008 until February 2009. Previously, he was the President and Chief Operating Officer of Freddie Mac for three years. Prior to joining Freddie Mac in 2004, Mr. McQuade served as President of Bank of America Corporation.
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

Comparison of Five-Year Cumulative Total Return
The following graph compares the cumulative total return on Citigroup’s common stock with the S&P 500 Index and the S&P Financial Index over the five-year period extending through December 31, 2009. The graph assumes that $100 was invested on December 31, 2004 in Citigroup’s common stock, the S&P 500 Index and the S&P Financial Index and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return For the years ended

DECEMBER 31	CITIGROUP	S&P 500 INDEX	S&P FINANCIAL INDEX
2005	104.38	104.83	106.30
2006	124.02	121.20	126.41
2007	70.36	127.85	103.47
2008	18.71	81.12	47.36
2009	9.26	102.15	55.27

CORPORATE INFORMATION

Citigroup has a Code of Conduct that maintains its commitment to the highest standards of conduct. The Code of Conduct is supplemented by a Code of Ethics for Financial Professionals (including finance, accounting, treasury, tax and investor relations professionals) that applies worldwide. The Code of Ethics for Financial Professionals applies to Citigroup’s principal executive officer, principal financial officer and principal accounting officer. Amendments and waivers, if any, to the Code of Ethics for Financial Professionals will be disclosed on Citi’s Web site, www.citigroup.com.
     Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Citigroup Web site. The Code of Conduct can be found by clicking on “About Citi,” and the Code of Ethics for Financial Professionals can be found by further clicking on “Corporate Governance” and then “Governance Documents.” Citi’s Corporate Governance Guidelines can also be found there. The charters for the Audit Committee, the Risk Management and Finance Committee, the Nomination and Governance Committee, the Personnel and Compensation Committee, and the Public Affairs Committee of the Board are also available by further clicking on “Board of Directors” and then “Charters.” These materials are also available by writing to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043.
Stockholder Information
Citigroup common stock is listed on the NYSE under the ticker symbol “C” and on the Tokyo Stock Exchange and the Mexico Stock Exchange. Citigroup preferred stock Series F, T and AA are also listed on the NYSE.
     Because Citigroup’s common stock is listed on the NYSE, the Chief Executive Officer is required to make an annual certification to the NYSE stating that he was not aware of any violation by Citigroup of the corporate governance listing standards of the NYSE. The annual certification to that effect was made to the NYSE on May 20, 2009.
     As of January 31, 2010, Citigroup had approximately 192,630 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

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

Exchange Agent
Holders of Golden State Bancorp, Associates First Capital Corporation, Citicorp or Salomon Inc. common stock, Citigroup Inc. Preferred Stock Series J, K, Q, S, T or U, or Salomon Inc. Preferred Stock Series D or E should arrange to exchange their certificates by contacting:

Computershare
P.O. Box 43078
Providence, RI 02940-3078
Telephone No. 781 575 4555
Toll-free No. 888 250 3985
Facsimile No. 201 324 3284
E-mail address: shareholder@computershare.com
Web address: www.computershare.com/investor

        Citi’s 2009 Form 10-K filed with the SEC, as well as other annual and quarterly reports, are available from Citi Document Services toll free at 877 936 2737 (outside the United States at 716 730 8055), by e-mailing a request to docserve@citi.com, or by writing to:
       Citi Document Services
       540 Crosspoint Parkway
       Getzville, NY 14068

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2010.

Citigroup Inc.
(Registrant)

/s/John C. Gerspach

John C. Gerspach
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February, 2010.

Citigroup’s Principal Executive Officer and a Director:

/s/Vikram S. Pandit

Vikram S. Pandit
Citigroup’s Principal Financial Officer:

/s/John C. Gerspach

John C. Gerspach
Citigroup’s Principal Accounting Officer:

/s/Jeffrey R. Walsh

Jeffrey R. Walsh
The Directors of Citigroup listed below have signed this report. The Directors’ signature pages are included in Exhibit 99.03 to Citigroup’s 2009 Annual Report on Form 10-K.

C. Michael Armstrong	Michael E. O’Neill
Alain J.P. Belda	Richard D. Parsons
Timothy C. Collins	Lawrence R. Ricciardi
John M. Deutch	Judith Rodin
Jerry A. Grundhofer	Robert L. Ryan
Robert L. Joss, Ph.D.	Anthony M. Santomero
Andrew N. Liveris	Diana L. Taylor
Anne Mulcahy	William S. Thompson, Jr.

CITIGROUP BOARD OF DIRECTORS

C. Michael Armstrong
Chairman, Board of Trustees
Johns Hopkins Medicine, Health
     Systems and Hospital

Alain J.P. Belda
Chairman
Alcoa Inc.

Timothy C. Collins
Chief Executive Officer and
     Senior Managing Director
Ripplewood Holdings L.L.C.

John M. Deutch
Institute Professor
Massachusetts Institute
     of Technology

Jerry A. Grundhofer
Chairman Emeritus
U.S. Bancorp

Robert L. Joss, Ph.D.
Professor of Finance and
     Former Dean
Graduate School of Business
Stanford University

Andrew N. Liveris
Chairman and
     Chief Executive Officer
The Dow Chemical Company

Anne Mulcahy
Chairman
Xerox Corporation

Michael E. O’Neill
Former Chairman and
     Chief Executive Officer
Bank of Hawaii Corporation

Vikram Pandit
Chief Executive Officer
Citigroup Inc.

Richard D. Parsons
Chairman
Citigroup Inc.

Lawrence R. Ricciardi
Senior Advisor
IBM Corporation;
Jones Day; and Lazard Ltd

Judith Rodin
President
Rockefeller Foundation

Robert L. Ryan
Chief Financial Officer, Retired
Medtronic Inc.

Anthony M. Santomero
Former President
Federal Reserve Bank of Philadelphia

Diana L. Taylor
Managing Director
Wolfensohn Capital Partners

William S. Thompson, Jr.
Chief Executive Officer, Retired
Pacific Investment
     Management Company
     (PIMCO)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.01	Share Purchase Agreement, dated July 11, 2008, by and between Citigroup Global Markets Finance Corporation & Co. Beschrankt Haftende KG, CM Akquisitions GmbH, and Banque Federative du Credit Mutuel S.A., incorporated by reference to Exhibit 2.01 to the Quarterly Report on Form 10-Q of Citigroup Inc. (the “Company”) for the fiscal quarter ended September 30, 2008 (File No. 1-9924) (the “Company’s September 30, 2008 10-Q”).

2.02	Amended and Restated Joint Venture Contribution and Formation Agreement, dated May 29, 2009, by and among the Company, Morgan Stanley and Morgan Stanley Smith Barney Holdings LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 3, 2009 (File No. 1-9924).

2.03	Share Purchase Agreement, dated May 1, 2009, by and among Nikko Citi Holdings Inc., Nikko Cordial Securities Inc., Nikko Citi Business Services Inc., Nikko Citigroup Limited, and Sumitomo Mitsui Banking Corporation, incorporated by reference to Exhibit 2.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (File No. 1-9924).

3.01	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 1-9924) (the “Company’s September 30, 2009 10-Q”).

3.02	By-Laws of the Company, as amended, effective December 15, 2009, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 16, 2009 (File No. 1-9924).

4.01	Warrant, dated October 28, 2008, issued by the Company to the United States Department of the Treasury (the “UST”), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 30, 2008 (File No. 1-9924).

4.02	Warrant, dated December 31, 2008, issued by the Company to the UST, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 1-9924).

4.03	Warrant, dated January 15, 2009, issued by the Company to the UST, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).

4.04	Tax Benefits Preservation Plan, dated June 9, 2009, between the Company and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 10, 2009 (File No. 1-9924).

4.05	Capital Securities Guarantee Agreement, dated as of July 30, 2009, between the Company, as Guarantor, and The Bank of New York Mellon, as Guarantee Trustee, incorporated by reference to Exhibit 4.03 to the Company's Current Report on Form 8-K filed July 30, 2009 (File No. 1-9924).

4.06	Purchase Contract Agreement, dated December 22, 2009, among the Company, The Bank of New York Mellon, as purchase contract agent, and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed December 24, 2009 (File No. 1-9924).

10.01.1*	Supplemental ERISA Compensation Plan of Citibank, N.A. and Affiliates, as amended and restated (the “Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.(G) to Citicorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5378).

10.01.2*	Amendment to the Citibank Supplemental ERISA Plan (the “1999 Amended Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.21.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-9924) (the “Company’s 1999 10-K”).

10.01.3*	Amendment to the 1999 Amended Citibank Supplemental ERISA Plan (the “2005 Amended Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.04.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-9924) (the “Company’s 2005 10-K”).

10.01.4*+	Amendment to the 2005 Amended Citibank Supplemental ERISA Plan, as amended January 1, 2009 (the “2009 Amended Citibank Supplemental ERISA Plan”).

10.01.5*+	Nonqualified Plan Amendment to the 2009 Amended Citibank Supplemental ERISA Plan, adopted November 19, 2009.

10.02*	Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (as of September 21, 2004), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 (File No. 1-9924).

10.03.1*	Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (pursuant to the Amended and Restated Compensation Plan for Non-Employee Directors), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2005 (File No. 1-9924).

10.03.2*	Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (effective November 1, 2006), incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (File No. 1-9924) (the “Company’s September 30, 2006 10-Q”).

10.04.1*	Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-9924).

10.04.2*	Amendment to the Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.08.2 to the Company’s 1999 10-K.

10.04.3*	Amendment to the Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.05.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-9924) (the “Company’s 2008 10-K”).

10.05*	The Travelers Corporation Directors’ Deferred Compensation Plan (as amended November 7, 1986), incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-K of The Travelers Corporation for the fiscal year ended December 31, 1986 (File No. 1-5799).

10.06.1	Citigroup Employee Incentive Plan, amended and restated as of April 17, 2001, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-9924) (the “Company’s 2002 10-K”).

10.06.2	Amendment to the Citigroup Employee Incentive Plan, incorporated by reference to Exhibit 10.08.2 to the Company’s 2008 10-K.

10.07	Citigroup 2000 Stock Purchase Plan (effective May 1, 2000), amended and restated as of February 28, 2003, incorporated by reference to Exhibit 10.14 to the Company’s 2002 10-K.

10.08.1*	Citicorp 1997 Stock Incentive Plan, incorporated by reference to Citicorp’s 1997 Proxy Statement filed February 26, 1997 (File No. 1-5378).

10.08.2*	Amendment to the Citicorp 1997 Stock Incentive Plan, incorporated by reference to Exhibit 10.19.2 to the Company’s 1999 10-K.

10.08.3*	Amendment to the Citicorp 1997 Stock Incentive Plan, incorporated by reference to Exhibit 10.11.3 to the Company’s 2008 10-K.

10.09*	Citigroup Deferred Cash Award Plan, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 21, 2009 (File No. 1-9924).

10.10.1*	Citicorp Directors’ Deferred Compensation Plan, Restated May 1, 1988, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-9924).

10.10.2*	Amendment to the Citicorp Directors’ Deferred Compensation Plan (effective as of December 31, 2001), incorporated by reference to Exhibit 10.22.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-9924) (the “Company’s 2001 10-K”).

10.11*	Citigroup 1999 Stock Incentive Plan (as amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.15 to the Company’s 2008 10-K.

10.12*	Form of Citigroup Directors’ Stock Option Grant Notification, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-9924).

10.13	Lease, dated as of September 25, 2002, between BP 399 Park Avenue LLC (as Landlord) and Citigroup Inc. (as Tenant), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 1-9924).

10.14.1*	Form of Citigroup Equity Award Agreement, incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 1-9924) (the “Company’s September 30, 2004 10-Q”).

10.14.2*	Form of Citigroup Equity Award Agreement (revised), incorporated by reference to Exhibit 10.28.1 to the Company’s 2005 10-K.

10.14.3*	Form of Citigroup Equity Award Agreement (effective November 1, 2006), incorporated by reference to Exhibit 10.04 to the Company’s September 30, 2006 10-Q.

10.14.4*	Form of Citigroup Equity Award Agreement (effective November 1, 2007), incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 1-9924) (the “Company’s September 30, 2007 10-Q”).

10.14.5*	Form of Citigroup Equity or Deferred Cash Award Agreement (effective January 1, 2009), incorporated by reference to Exhibit 10.01 to the Company’s September 30, 2008 10-Q.

10.14.6*	Form of Citigroup Equity or Deferred Cash Award Agreement (effective November 1, 2009), incorporated by reference to Exhibit 10.01 to the Company’s September 30, 2009 10-Q.

10.15.1*	Form of Reload Option Grant Notification, incorporated by reference to Exhibit 10.03 to the Company’s September 30, 2004 10-Q.

10.15.2*	Form of Citigroup Reload Stock Option Grant Notification (effective November 1, 2006), incorporated by reference to Exhibit 10.03 to the Company’s September 30, 2006 10-Q.

10.15.3*	Form of Citigroup Reload Stock Option Grant Notification (effective November 1, 2007), incorporated by reference to Exhibit 10.03 to the Company’s September 30, 2007 10-Q.

10.16
Citigroup Management Committee Termination Notice and Non-Solicitation Policy,effective October 2, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2006 (File No. 1-9924).

10.17.1*
Letter Agreement, dated as of February 23, 2007, between the Company and Gary Crittenden, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 (File No. 1-9924) (the “2007 Letter Agreement”).

10.17.2*	Amendment to the 2007 Letter Agreement, dated as of December 22, 2008, between the Company and Gary Crittenden, incorporated by reference to Exhibit 10.26.2 to the Company’s 2008 10-K.

10.18.1*
Form of Citigroup Inc. Management Committee Long-Term Incentive Program Award Agreement (effective July 17, 2007), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 1-9924) (the “2007 LTIP Award Agreement”).

10.18.2*	Amendment to the 2007 LTIP Award Agreement, incorporated by reference to Exhibit 10.27.2 to the Company’s 2008 10-K.

10.19*	Citigroup Inc. Non-Employee Directors Compensation Plan (effective as of January 1, 2008), incorporated by reference to Exhibit 10.01 to the Company’s September 30, 2007 10-Q.

10.20*	2009 Deferred Cash Executive Retention Award Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.32 to the Company’s 2008 10-K.

10.21.1
Lease, dated as of May 12, 2005, between Reckson Court Square, LLC (Landlord) and Citibank, N.A. (Tenant); Premises: One Court Square, 25-01 Jackson Avenue, Long Island City, New York 11120, incorporated by reference to Exhibit 10.40.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-9924) (the “Company’s 2007 10-K”).

10.21.2
First Amendment to Lease, dated as of August 3, 2005, between Reckson Court Square, LLC (Landlord) and Citibank, N.A. (Tenant); Premises: One Court Square, Long Island City, Queens County, New York, incorporated by reference to Exhibit 10.40.2 to the Company’s 2007 10-K.

10.22
Lease, dated as of December 18, 2007, between 388 Realty Owner LLC (Landlord) and Citigroup Global Markets Inc. (Tenant); Premises: 388 Greenwich Street, New York, New York 10013, incorporated by reference to Exhibit 10.41 to the Company’s 2007 10-K.

10.23
Lease, dated as of December 18, 2007, between 388 Realty Owner LLC (Landlord) and Citigroup Global Markets Inc. (Tenant); Premises: 390 Greenwich Street, New York, New York 10013, incorporated by reference to Exhibit 10.42 to the Company’s 2007 10-K.

10.24*	Aircraft Time Sharing Agreement, dated December 12, 2007, between Citiflight, Inc. and Vikram Pandit, incorporated by reference to Exhibit 10.43 to the Company’s 2007 10-K.

10.25
Joint Venture Contribution and Formation Agreement, dated as of January 13, 2009, by and between the Company and Morgan Stanley, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).

10.26
Form of Addendum to Indemnification Agreement dated December 16, 2008 between the Company and each member of its Board of Directors, incorporated by reference to Exhibit 10.44 to the Company’s 2008 10-K.

10.27*	Form of Citigroup Performance Stock Award Agreement, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 21, 2009 (File No. 1-9924).

10.28*	Form of Citigroup Executive Premium Price Option Agreement, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 21, 2009 (File No. 1-9924).

10.29*	Citigroup 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 22, 2009 (File No. 1-9924).

10.30.1*	Citicorp Deferred Compensation Plan, effective October 1995, incorporated by reference to Exhibit 10 to Citicorp’s Registration Statement on Form S-8 filed February 15, 1996 (No. 333-0983).

10.30.2*	Amendment to the Citicorp Deferred Compensation Plan, incorporated by reference to Exhibit 10.18.2 to the Company’s 1999 10-K.

10.30.3*	Amendment to the Citicorp Deferred Compensation Plan, effective as of September 28, 2001, incorporated by reference to Exhibit 10.17.3 to the Company’s 2001 10-K.

10.30.4*+	Nonqualified Plan Amendment to the Citicorp Deferred Compensation Plan, adopted November 19, 2009, incorporated by reference to Exhibit 10.01.5 to this 2009 Annual Report on Form 10-K.

10.31*+	Form of 2009 Citi Stock Payment Program Notification for awards granted on November 30, 2009.

10.32*+	Form of 2009 Citi Stock Payment Program Notification for awards granted on December 30, 2009.

10.33*+	Form of Citi Long-Term Restricted Stock Award Agreement for awards granted on December 30, 2009.

10.34*+	Form of 2009 Citi Stock Incentive Program Notification for awards granted on December 30, 2009.

10.35*+	Letter Agreement, dated June 9, 2008, between the Company and Alberto Verme.

10.36*+	Letter Agreement, dated February 4, 2008, as amended December 29, 2008, between the Company and Edward J. Kelly.

10.37
Letter Agreement, dated October 26, 2008, between the Company and the UST (the “October 26, 2008 Letter Agreement”), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed October 30, 2008 (File No. 1-9924).

10.38
Securities Purchase Agreement Standard Terms to the October 26, 2008 Letter Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 30, 2008 (File No. 1-9924).

10.39
Securities Purchase Agreement, dated December 31, 2008, between the Company and the UST, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 1-9924).

10.40*
Master Agreement, dated as of January 15, 2009, among the Company, certain affiliates of the Company named therein, the UST, the Federal Deposit Insurance Corporation (the “FDIC”) and the Federal Reserve Bank of New York, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).

10.41
Securities Purchase Agreement, dated January 15, 2009, among the Company, the UST and the FDIC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).

10.42
Exchange Agreement dated March 18, 2009 between the Company and Government of Singapore Investment Corporation Pte. Ltd., incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed May 13, 2009 (333-158100).

10.43
Exchange Agreement dated March 18, 2009 between the Company and Capital Research Global Investors and schedule of substantially identical exchange agreements, incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed May 13, 2009 (333-158100).

10.44*
Exchange Agreement dated June 9, 2009 between the Company and the United States Department of Treasury, incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed June 10, 2009 (333-158100).

10.45*
Exchange Agreement dated June 9, 2009 between the Company and the Federal Deposit Insurance Corporation, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed June 10, 2009 (333-158100).

10.46
Termination Agreement, dated December 23, 2009, among the Company, certain affiliates of the Company, the U.S. Department of the Treasury, The Federal Deposit Insurance Corporation and the Federal Reserve Bank of New York, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 24, 2009 (File No. 1-9924).

12.01+	Calculation of Ratio of Income to Fixed Charges.

12.02+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

21.01+	Subsidiaries of the Company.

23.01+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	Residual Value Obligation Certificate.

99.02+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.

99.03+	Signatures of the Company’s Board of Directors.

99.04+	Certification of principal executive officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.05+	Certification of principal financial officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101.01+
Financial statements from the Annual Report on Form 10-K of Citigroup Inc. for the fiscal year ended December 31, 2009, filed on February 26, 2010, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2009 Annual Report on Form 10-K) to security holders who make written request therefor to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043.

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.

+ Filed herewith.