Form 10-Q
period 2010-03-31
CITIGROUP INC
filed 2010-05-07
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission file number 1-9924

Citigroup Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1568099 (I.R.S. Employer Identification No.)
399 Park Avenue, New York, NY (Address of principal executive offices)	10043 (Zip code)
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

Common stock outstanding as of April 30, 2010: 28,979,879,336

Available on the web at www.citigroup.com

CITIGROUP INC.

FIRST QUARTER 2010—FORM 10-Q

OVERVIEW

Introduction

        Citigroup's history dates back to the founding of Citibank in 1812. Citigroup's original corporate predecessor was incorporated in 1988 under the laws of the State of Delaware. Following a series of transactions over a number of years, Citigroup Inc. was formed in 1998 upon the merger of Citicorp and Travelers Group Inc.

        Citigroup is a global diversified financial services holding company whose businesses provide consumers, corporations, governments and institutions with a broad range of financial products and services. Citi has approximately 200 million customer accounts and does business in more than 140 countries.

        Citigroup currently operates, for management reporting purposes, via two primary business segments: Citicorp, consisting of our Regional Consumer Banking businesses and Institutional Clients Group; and Citi Holdings, consisting of our Brokerage and Asset Management and Local Consumer Lending businesses, and a Special Asset Pool. There is also a third segment, Corporate/Other. For a further description of the business segments and the products and services they provide, see "Citigroup Segments" below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Consolidated Financial Statements.

        Throughout this report, "Citigroup" and "Citi" refer to Citigroup Inc. and its consolidated subsidiaries.

        This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup's Annual Report on Form 10-K for the year ended December 31, 2009.

        Additional information about Citigroup is available on the company's Web site at www.citigroup.com. Citigroup's recent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as its other filings with the Securities and Exchange Commission (SEC) are available free of charge through the company's Web site by clicking on the "Investors" page and selecting "All SEC Filings." The SEC's Web site also contains periodic and current reports, proxy and information statements, and other information regarding Citi, at www.sec.gov.

        Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation.

        Within this Form 10-Q, please refer to the tables of contents on pages 2 and 78 for page references to Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, respectively.

Impact of Adoption of SFAS 166/167

        Effective January 1, 2010, Citigroup adopted Accounting Standards Codification (ASC) 860, Transfers and Servicing, formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166), and ASC 810, Consolidations, formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). Among other requirements, the adoption of these standards includes the requirement that Citi consolidate certain of its credit card securitization trusts and eliminate sale accounting for transfers of credit card receivables to those trusts. As a result, reported and managed basis presentations are comparable for periods beginning January 1, 2010. For comparison purposes, prior period revenues, net credit losses, provisions for credit losses and for benefits and claims including managed net credit losses and loans are presented on a managed basis in this Form 10-Q. Managed presentations were applicable only to Citi's North American branded and retail partner credit card operations in North America Regional Consumer Banking and Citi Holdings—Local Consumer Lending and any aggregations in which they are included. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary," "Capital Resources and Liquidity" and Note 1 to the Consolidated Financial Statements for an additional discussion of the adoption of SFAS 166/167 and its impact on Citigroup.

        As described above, Citigroup is managed pursuant to the following segments:

        The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results above.

(1)
Asia includes Japan, Latin America includes Mexico, and North America comprises the U.S., Canada and Puerto Rico.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2010 EXECUTIVE SUMMARY

Overview of Results

        Citigroup reported net income of $4.4 billion, or $0.15 per diluted share, for the first quarter of 2010. Results reflected strong capital markets revenues, an improving credit environment and the impact of Citi's continued expense discipline. Citicorp's net income was $5.1 billion; Citi Holdings had a net loss of $0.9 billion. Both segments benefitted from a decline in net credit losses during the first quarter of 2010.

        The first quarter of 2010 results reflected the adoption of SFAS 166/167, which resulted in the consolidation of $137 billion of incremental assets and $146 billion of liabilities onto the Consolidated Balance Sheet, including securitized credit card receivables. On the date of adoption of SFAS 166/167 (January 1, 2010), Citi's risk-weighted assets increased by a net $10 billion, the loan loss allowance was increased by $13.4 billion, deferred tax assets were increased by $5.0 billion, and retained earnings were reduced by $8.4 billion. The adoption also translated into a reduction in Tangible Common Equity of $8.4 billion, and decreased Tier 1 Common by $14.2 billion or 138 basis points. The impact to Citi's capital was largely offset by the earnings in the quarter. The Tier 1 Capital and Tier 1 Common ratios were 11.28% and 9.11%, respectively, at March 31, 2010. (Tangible Common Equity and Tier 1 Common and related ratios are non-GAAP financial measures, as defined by the SEC. See "Capital Resources and Liquidity—Capital Resources" for additional information on these measures.)

        Revenues of $25.4 billion decreased 6% from comparable year-ago levels due primarily to lower revenues in Securities and Banking and Local Consumer Lending, offset by higher revenues in Special Asset Pool. The absence of Smith Barney revenues in the current quarter (which approximated $1.7 billion in the first quarter of 2009, recorded in Brokerage and Asset Management) also contributed to the decline in revenues.

        Securities and Banking revenues were $8 billion in the first quarter of 2010, compared to $12.2 billion in the year-ago period. Securities and Banking revenues were particularly strong in the first quarter of 2009 driven by strong fixed income markets revenues as well as $2.7 billion of positive credit value adjustments (CVA), compared to $289 million of positive CVA in the first quarter of 2010. The first quarter of 2010 saw continued strength in the fixed income markets in Securities and Banking.

        Regional Consumer Banking revenues were up $245 million to $8.1 billion on a comparable basis. Transaction Services revenues were up 3% to $2.4 billion.

        Local Consumer Lending revenues of $4.7 billion in the first quarter of 2010 were down 22% year-over-year on a comparable basis, driven by a declining asset base and the absence of a $1.1 billion gain on the sale of Redecard shares in the first quarter of 2009.

        Revenues in the Special Asset Pool grew to $1.5 billion in the first quarter of 2010, from negative $4.5 billion in the prior year, driven by $1.4 billion of positive net revenue marks in the first quarter of 2010 (versus $4.5 billion of negative marks in the first quarter of 2009).

        Net interest revenue increased 13% from the first quarter of 2009, primarily reflecting the adoption of SFAS 166/167. Citi's net interest margin (NIM) increased by 67 basis points to 3.32% during the first quarter of 2010. Nearly three-quarters of the increase was due to the adoption of SFAS 166/167. The remainder of the increase was driven by the absence of interest payments on trust preferred securities repaid in the fourth quarter of 2009 as well as the deployment of cash into higher-yielding investments.

        Non-interest revenue decreased 6% from a year ago, primarily reflecting adoption of SFAS 166/167 as well as the absence of the $1.1 billion Redecard gain in the first quarter of 2009.

        Operating expenses decreased 1% from the year-ago quarter and were down 6% from the fourth quarter of 2009 reflecting Citigroup's continued expense discipline. Citi's full-time employees were 263,000 at March 31, 2010, down 46,000 from March 31, 2009 and down 2,000 from December 31, 2009.

        Net credit losses of $8.4 billion in the first quarter of 2010 were down 15% from year-ago levels and down 16% from the fourth quarter of 2009. Consumer net credit losses of $8.0 billion were down 3% from last year and down 10% from the prior quarter.

        Citi's total allowance for loan losses was $48.7 billion at March 31, 2010, or 6.8% of total loans. This was up from 6.1% of total loans at December 31, 2009 and reflected an increase in loans of approximately $130 billion and an increase in loan loss reserves of $12.7 billion during the quarter, primarily reflecting the adoption of SFAS 166/167. During the first quarter of 2010, Citi had a net release of $18 million to its credit reserves, compared to a net build of $2.6 billion in the first quarter of 2009 and a net build of $706 million in the fourth quarter of 2009.

        The total allowance for loan losses for consumer loans increased to $41.4 billion at the end of the quarter, or 7.8% of consumer loans, up from 6.7% of consumer loans at the end of the fourth quarter of 2009. The increase was primarily due to the adoption of SFAS 166/167. During the first quarter of 2010, both early- and later-stage delinquencies improved across most of the consumer loan portfolios, driven by improvement in North America mortgages. Delinquencies declined in first and second mortgages reflecting asset sales, organic improvement and modifications under the U.S. Treasury's Home Affordable Modification Program (HAMP) moving to permanent status. For total consumer loans, the 90 days or more consumer loan delinquency rate was 4.02% at March 31, 2010, compared to 4.28% at December 31, 2009 and 3.51% a year ago. The 30 to 89 days past due consumer loan delinquency rate was 3.11% at March 31, 2010, compared to 3.46% at December 31, 2009 and 3.38% a year ago. Consumer non-accrual loans totaled $15.6 billion at

March 31, 2010, compared to $18.3 billion at December 31, 2009 and $14.9 billion at March 31, 2009.

        The total allowance for loan losses for funded corporate loans declined to $7.3 billion at the end of the quarter, or 3.9% of corporate loans, down from 4.6% in the fourth quarter of 2009. Corporate non-accrual loans were $12.9 billion at March 31, 2010, compared to $13.5 billion at December 31, 2009 and $11.2 billion a year ago. The decrease from the prior quarter was mainly due to loan sales and paydowns, which were partially offset by increases due to weakening of certain specific credits.

        Citi's effective tax rate on continuing operations for the first quarter of 2010 was 20%. The effective tax rate reflected taxable earnings in lower rate jurisdictions, as well as income from tax advantaged sources.

        Total deposits were $828 billion at March 31, 2010, down 1% from December 31, 2009 and up 9% from year-ago levels. At March 31, 2010, Citi's structural liquidity (equity, long-term debt and deposits) as a percentage of assets was 71% at March 31, 2010 compared with 73% at December 31, 2009 and 68% at March 31, 2009.

        Citigroup's total assets of $2.0 trillion increased $146 billion from December 31, 2009, primarily from the adoption of SFAS 166/167, as discussed above.

        Citigroup's total stockholders' equity decreased by $1.3 billion during the first quarter of 2010 to $151.4 billion, primarily reflecting the adoption of SFAS 166/167, partially offset by the net income during the quarter, $1.9 billion related to the ADIA share issuance and $1.1 billion improvement in Accumulated Other Comprehensive Income. Citigroup's total equity capital base and trust preferred securities were $173.1 billion at March 31, 2010.

Business Outlook

        Citi's near-term performance will continue to be impacted by the pace of economic recovery generally, the level of activity in the capital markets and credit costs. Although Citi continued to see signs of economic improvement internationally during the first quarter of 2010, significant uncertainty remains in the U.S., particularly with regard to employment levels and the risk of future legislative actions that could adversely affect various Citi businesses, including possibly requiring the elimination or transformation of certain of its business activities.

        With respect to revenues, while Citi believes Securities and Banking first quarter 2010 results were generally representative of Citi's core business, the first quarter is historically the strongest period of the year, particularly in fixed income. In addition, while pricing actions were able to offset the impact of The Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) in the first quarter of 2010, the CARD Act will likely have an increasingly negative impact on U.S. credit card revenues during 2010. Net revenue marks in the Special Asset Pool will continue to be episodic.

        With respect to expenses, while Citi intends to maintain continued expense discipline, operating expenses may increase in Citicorp going forward as a portion of the cost reductions achieved in Citi Holdings is re-invested in the core franchise. In addition, Citi will absorb the cost of the U.K. bonus tax in the second quarter of 2010, currently estimated to be approximately $400 million pretax.

        Credit costs will continue to be a significant driver of Citi's near term results. Internationally, consumer credit trends are expected to stabilize and in some cases show gradual improvement as long as economic recovery in these regions is sustained. In North America, Citi currently believes consumer credit trends may continue to stabilize based on the stable to improving delinquencies observed in the company's major portfolios, as well as early signs of economic recovery, although sustained credit improvement will depend on the broader macroeconomic environment. Consumer loan loss reserve balances will continue to reflect the losses embedded in the company's portfolios due to factors including underlying credit trends as well as the impact of modification programs.

CITIGROUP INC. AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL DATA—Page 1

	First Quarter
In millions of dollars, except per share amounts			% Change
	2010	2009
Total managed revenues(1)	$25,421	$26,973	(6)%
Total managed net credit losses(1)	8,384	9,830	(15)
Net interest revenue	$14,561	$12,926	13%
Non-interest revenue	10,860	11,595	(6)

Revenues, net of interest expense	$25,421	$24,521	4%
Operating expenses	11,518	11,685	(1)
Provisions for credit losses and for benefits and claims	8,618	10,307	(16)

Income from continuing operations before income taxes	$5,285	$2,529	NM
Income taxes (losses)	1,036	835	24%

Income from continuing operations	$4,249	$1,694	NM
Income from discontinued operations, net of taxes	211	(117)	NM

Net Income (losses) before attribution of noncontrolling interests	$4,460	$1,577	NM
Net Income (losses) attributable to noncontrolling interests	32	(16)	NM

Citigroup's net income	$4,428	$1,593	NM

Less:
Preferred dividends—Basic	$—	$1,221	(100)
Impact of the conversion price reset related to the $12.5 billion convertible preferred stock private issuance—Basic(2)	—	1,285	(100)
Preferred stock Series H discount accretion—Basic	—	53	(100)

Income (loss) available to common stockholders	$4,428	$(966)	NM
Earnings allocated to participating securities, net of forfeitures	28	—	100%

Undistributed earnings (loss) for basic EPS	$4,400	$(966)	NM
Convertible Preferred Stock Dividends	—	270	(100)%

Undistributed earnings (loss) for diluted EPS	$4,400	$(696)	NM

Earnings per share
Basic(3)
Income (loss) from continuing operations	$0.15	$(0.16)	NM
Net income (loss)	0.15	(0.18)	NM

Diluted(3)
Income (loss) from continuing operations	$0.14	$(0.16)	NM
Net income (loss)	0.15	(0.18)	NM

[Continued on the following page, including notes to table.]

SUMMARY OF SELECTED FINANCIAL DATA—Page 2

	First Quarter
			% Change
In millions of dollars,	2010	2009
At March 31:
Total assets	$2,002,213	$1,822,578	10%
Total deposits	827,914	762,696	9
Long-term debt	439,274	337,252	30
Mandatorily redeemable securities of subsidiary Trusts (included in Long-term debt)	21,682	24,694	(12)
Common stockholders' equity	151,109	69,688	NM
Total stockholders' equity	151,421	143,934	5
Direct staff (in thousands)	263	309	(15)

Ratios:
Return on common stockholders' equity(4)	12.0%	(5.6)%

Tier 1 Common(5)	9.11%	2.16%
Tier 1 Capital	11.28%	11.92%
Total Capital	14.88%	15.61%
Leverage(6)	6.16%	6.60%

Common stockholders' equity to assets	7.5%	3.8%
Ratio of earnings to fixed charges and preferred stock dividends	1.82	1.06

(1)
See discussion of adoption of SFAS 166/167 on page 3 and Note 1 to the Consolidated Financial Statements.

(2)
For the three months ended March 31, 2009, Income available to common stockholders includes a reduction of $1.285 billion related to a conversion price reset pursuant to Citigroup's prior agreement with the purchasers of $12.5 billion convertible preferred stock issued in a private offering in January 2008. The conversion price was reset from $31.62 per share to $26.35 per share. There was no impact to net income, total stockholders' equity or capital ratios due to the reset. However, the reset resulted in a reclassification from Retained earnings to Additional paid-in capital of $1.285 billion and a reduction in Income available to common stockholders of $1.285 billion.

(3)
The Diluted EPS calculation for the first quarter of 2009 utilizes Basic shares and Income available to common stockholders (Basic) due to the negative Income available to common stockholders. Using Diluted shares and Income available to common stockholders (Diluted) would result in anti-dilution.

(4)
The return on average common stockholders' equity is calculated using income (loss) available to common stockholders.

(5)
As defined by the banking regulators, the Tier 1 Common ratio represents Tier 1 Capital less qualifying perpetual preferred stock, qualifying noncontrolling interests in subsidiaries and qualifying mandatorily redeemable securities of subsidiary trusts divided by risk-weighted assets. Tier 1 Common ratio is a non-GAAP financial measure. See "Capital Resources and Liquidity" below for additional information on this measure.

(6)
The Leverage ratio represents Tier 1 Capital divided by each period's quarterly adjusted average total assets.

NM    Not meaningful

SEGMENT, BUSINESS AND PRODUCT—INCOME (LOSS) AND REVENUES

        The following tables show the income (loss) and revenues for Citigroup on a segment, business and product view:

Citigroup Income (Loss)

	First Quarter
			% Change
In millions of dollars	2010	2009
Income (loss) from Continuing Operations
CITICORP
Regional Consumer Banking
North America	$22	$357	(94)%
EMEA	27	(33)	NM
Latin America	389	219	78
Asia	576	248	NM

Total	$1,014	$791	28%

Securities and Banking
North America	$1,424	$2,497	(43)%
EMEA	1,032	2,171	(52)
Latin America	272	412	(34)
Asia	478	1,056	(55)

Total	$3,206	$6,136	(48)%

Transaction Services
North America	$159	$138	15%
EMEA	306	326	(6)
Latin America	157	160	(2)
Asia	319	280	14

Total	$941	$904	4%

Institutional Clients Group	$4,147	$7,040	(41)%

Total Citicorp	$5,161	$7,831	(34)%

CITI HOLDINGS
Brokerage and Asset Management	$81	$34	NM
Local Consumer Lending	(1,838)	(1,571)	(17)%
Special Asset Pool	881	(3,948)	NM

Total Citi Holdings	$(876)	$(5,485)	84%

Corporate/Other	$(36)	$(652)	94%

Income from continuing operations	$4,249	$1,694	NM

Discontinued operations	$211	$(117)
Net income (loss) attributable to noncontrolling interests	32	(16)

Citigroup's net income	$4,428	$1,593	NM

NM    Not meaningful

 Citigroup Revenues

	First Quarter
			% Change
In millions of dollars	2010	2009
CITICORP
Regional Consumer Banking
North America	$3,801	$2,503	52%
EMEA	405	360	13
Latin America	2,076	1,924	8
Asia	1,800	1,566	15

Total	$8,082	$6,353	27%

Securities and Banking
North America	$3,553	$5,016	(29)%
EMEA	2,515	4,222	(40)
Latin America	607	800	(24)
Asia	1,328	2,162	(39)

Total	$8,003	$12,200	(34)%

Transaction Services
North America	$639	$589	8%
EMEA	833	844	(1)
Latin America	344	343	—
Asia	621	598	4

Total	$2,437	$2,374	3%

Institutional Clients Group	$10,440	$14,574	(28)%

Total Citicorp	$18,522	$20,927	(11)%

CITI HOLDINGS
Brokerage and Asset Management	$340	$1,607	(79)%
Local Consumer Lending	4,670	6,021	(22)
Special Asset Pool	1,540	(4,534)	NM

Total Citi Holdings	$6,550	$3,094	NM

Corporate/Other	$349	$500	(30)%

Total net revenues	$25,421	$24,521	4%

Impact of Credit Card Securitization Activity(1)
Citicorp	—	$1,484	(100)%
Citi Holdings	—	968	(100)

Total impact of credit card securitization activity	—	$2,452	(100)%

Total Citigoup—managed net revenues(1)	$25,421	$26,973	(6)%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and Note 1 to the Consolidated Financial Statements.

NM    Not meaningful

CITICORP

        Citicorp is the company's global bank for consumers and businesses and represents Citi's core franchise. Citicorp is focused on providing best-in-class products and services to customers and leveraging Citigroup's unparalleled global network. Citicorp is physically present in approximately 100 countries, many for over 100 years, and offers services in over 140 countries. Citi believes this global network provides a strong foundation for servicing the broad financial services needs of large multinational clients and for meeting the needs of retail, private banking and commercial customers around the world. Citigroup's global footprint provides coverage of the world's emerging economies, which the company believes represents a strong area of growth. At March 31, 2010, Citicorp had approximately $1.2 trillion of assets and $730 billion of deposits, representing approximately 62% of Citi's total assets and approximately 88% of its deposits.

        Citicorp consists of the following businesses: Regional Consumer Banking (which includes retail banking and Citi-branded cards in four regions—North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Securities and Banking and Transaction Services).

	First Quarter
			% Change
In millions of dollars	2010	2009
Net interest revenue	$9,870	$8,511	16%
Non-interest revenue	8,652	12,416	(30)

Total revenues, net of interest expense	$18,522	$20,927	(11)%

Provisions for credit losses and for benefits and claims
Net credit losses	$3,142	$1,251	NM
Credit reserve build/(release)	(360)	998	NM

Provision for loan losses	$2,782	$2,249	24%
Provision for benefits and claims	44	42	5
Provision for unfunded lending commitments	(7)	32	NM

Total provisions for credit losses and for benefits and claims	$2,819	$2,323	21%

Total operating expenses	$8,485	$7,399	15%

Income from continuing operations before taxes	$7,218	$11,205	(36)%
Provisions for income taxes	2,057	3,374	(39)

Income from continuing operations	$5,161	$7,831	(34)%
Net income (loss) attributable to noncontrolling interests	21	(3)	NM

Citicorp's net income	$5,140	$7,834	(34)%

Balance sheet data (in billions of dollars)
Total EOP assets	$1,236	$1,022	21%
Average assets	1,240	1,103	12
Total EOP deposits	730	664	10

Total GAAP revenues	$18,522	$20,927	(11)%
Net impact of credit card securitization activity(1)	—	1,484	(100)

Total managed revenues	$18,522	$22,411	(17)%

GAAP net credit losses	$3,142	$1,251	NM
Impact of credit card securitization activity(1)	—	1,491	(100)%

Total managed net credit losses	$3,142	$2,742	15%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and Note 1 to the Consolidated Financial Statements.

NM    Not meaningful

 REGIONAL CONSUMER BANKING

        Regional Consumer Banking (RCB) consists of Citigroup's four regional consumer banking businesses that provide traditional banking services to retail customers. RCB also contains Citigroup's branded cards business and Citi's local commercial banking business. RCB is a globally diversified business with over 4,200 branches in 39 countries around the world. During the first quarter of 2010, 53% of total RCB revenues were from outside North America. Additionally, the majority of international revenues and loans were from emerging economies in Asia, Latin America, and Central and Eastern Europe. At March 31, 2010, RCB had $313 billion of assets and $295 billion of deposits.

	First Quarter
			% Change
In millions of dollars	2010	2009
Net interest revenue	$5,917	$3,842	54%
Non-interest revenue	2,165	2,511	(14)

Total revenues, net of interest expense	$8,082	$6,353	27%

Total operating expenses	$3,937	$3,504	12%

Net credit losses	$3,040	$1,174	NM
Credit reserve build/(release)	(180)	686	NM
Provisions for benefits and claims	44	42	5%

Provisions for loan losses and for benefits and claims	$2,904	$1,902	53%

Income from continuing operations before taxes	$1,241	$947	31%
Income taxes	227	156	46

Income from continuing operations	$1,014	$791	28%
Net (loss) attributable to noncontrolling interests	(5)	—	—

Net income	$1,019	$791	29%

Average assets (in billions of dollars)	$308	$229	34%
Return on assets	1.34%	1.40%
Average deposits (in billions of dollars)	289	256	13

Managed net credit losses as a percentage of average managed loans	5.57%	5.06%

Revenue by business
Retail banking	$3,814	$3,537	8%
Citi-branded cards	4,268	2,816	52

Total GAAP revenues	$8,082	$6,353	27
Net impact of credit card securitization activity(1)	—	1,484	(100)

Total managed revenues	$8,082	$7,837	3%

Net credit losses by business
Retail banking	$289	$338	(14)%
Citi-branded cards	2,751	836	NM

Total GAAP net credit losses	$3,040	$1,174	NM
Net impact of credit card securitization activity(1)	—	1,491	(100)

Total managed net credit losses	$3,040	$2,665	14%

Income (loss) from continuing operations by business
Retail banking	$848	$650	30%
Citi-branded cards	166	141	18

Total	$1,014	$791	28%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and Note 1 to the Consolidated Financial Statements.

NM    Not meaningful

NORTH AMERICA REGIONAL CONSUMER BANKING

        North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses in the U.S. NA RCB's approximately 1,000 retail bank branches and 13.5 million retail customer accounts are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia, and certain larger cities in Texas. At March 31, 2010, NA RCB had approximately $31.5 billion of retail banking and residential real estate loans and $146.3 billion of deposits. In addition, NA RCB had approximately 21.8 million Citi-branded credit card accounts, with $77.7 billion in outstanding loan balances.

	First Quarter
			% Change
In millions of dollars	2010	2009
Net interest revenue	$2,954	$1,192	NM
Non-interest revenue	847	1,311	(35)%

Total revenues, net of interest expense	$3,801	$2,503	52%

Total operating expenses	$1,611	$1,494	8%

Net credit losses	$2,157	$257	NM
Credit reserve build	4	253	(98)%
Provisions for benefits and claims	8	13	(38)

Provisions for loan losses and for benefits and claims	$2,169	$523	NM

Income from continuing operations before taxes	$21	$486	(96)%
Income taxes (benefits)	(1)	129	(101)

Income from continuing operations	$22	$357	(94)%
Net income attributable to noncontrolling interests	—	—	—

Net income	$22	$357	(94)%

Average assets (in billions of dollars)	$121	$72	68%
Average deposits (in billions of dollars)	144.2	130.9	10

Managed net credit losses as a percentage of average managed loans(1)	7.85%	6.04%

Revenue by business
Retail banking	$1,280	$1,296	(1)%
Citi-branded cards	2,521	1,207	NM

Total GAAP revenues	$3,801	$2,503	52
Net impact of credit card securitization activity(2)	—	1,484	(100)

Total managed revenues	$3,801	$3,987	(5)%

Net credit losses by business
Retail banking	$73	$56	30%
Citi-branded cards	2,084	201	NM

Total GAAP net credit losses	$2,157	$257	NM
Net impact of credit card securitization activity(2)	—	1,491	(100)

Total managed net credit losses	$2,157	$1,748	23%

Income (loss) from continuing operations by business
Retail banking	$184	$241	(24)%
Citi-branded cards	(162)	116	NM

Total	$22	$357	(94)%

(1)
See "Managed Presentations" below.

(2)
See discussion of adoption of SFAS 166/167 on page 3 and Note 1 to the Consolidated Financial Statements.

NM    Not meaningful

1Q10 vs. 1Q09

        Revenues, net of interest expense, increased 52%, primarily due to the consolidation of securitized credit card receivables pursuant to the adoption of FAS 166/167 effective January 1, 2010. On a managed basis, revenues, net of interest expense, decreased 5%, primarily reflecting lower volumes in cards and mortgages, which were partially offset by pricing actions in the branded cards portfolio in the latter part of 2009 and first quarter of 2010, in anticipation of the CARD Act, and higher deposit volumes in retail banking. See "Executive Summary—Business Outlook" for additional information.

        On a managed basis, net interest revenue was down 1% driven by the impact of lower volumes in cards, where average loans were down 5% from the prior-year period, and in mortgages, with average loans down 10%. This decline was also partially offset by the pricing actions in the branded cards portfolio and higher deposit volumes in retail banking, with average deposits up 10% from the prior-year period.

        On a managed basis, non-interest revenue declined 15%, driven by lower gains from mortgage loan sales and lower fees in cards mainly due to a 15% decline in open accounts from the prior-year period.

        Operating expenses increased 8% from the prior-year period. Excluding the impact of a litigation reserve in the first quarter of 2010, expenses were down 1% reflecting the benefits from re-engineering efforts and lower marketing costs.

        Provisions for loan losses and for benefits and claims increased $1.6 billion primarily due to the consolidation of securitized credit card receivables pursuant to the adoption of SFAS 166/167. On a comparable basis, provisions for loan losses and for benefits and claims increased 8% primarily due to rising net credit losses in the branded cards portfolio. Trends in the macroeconomic environment, including high unemployment and increased bankruptcy filings, drove higher credit costs. The branded cards managed net credit loss ratio increased 240 basis points to 10.67%, while the retail banking net credit loss ratio increased 28 basis points to 0.94%. The increase in net credit losses was partially offset by a lower loan loss reserve build, down $249 million from the prior-year period.

Managed Presentations

	First Quarter
	2010	2009
Managed credit losses as a percentage of average managed loans	7.85%	6.04%
Impact from credit card securitizations(1)	—	3.91%

Net credit losses as a percentage of average loans	7.85%	2.13%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and Note 1 to the Consolidated Financial Statements.

 EMEA REGIONAL CONSUMER BANKING

        EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Central and Eastern Europe, the Middle East and Africa. Western Europe retail banking is included in Citi Holdings. EMEA RCB has repositioned its business, shifting from a strategy of widespread distribution to a focused strategy concentrating on larger urban markets within the region. An exception is Bank Handlowy, which has a mass market presence in Poland. The countries in which EMEA RCB has the largest presence are Poland, Turkey, Russia and the United Arab Emirates. At March 31, 2010, EMEA RCB had approximately 310 retail bank branches with approximately 3.7 million customer accounts, $4.9 billion in retail banking loans and $9.5 billion in deposits. In addition, the business had approximately 2.6 million Citi-branded card accounts with $2.9 billion in outstanding loan balances.

	First Quarter
			% Change
In millions of dollars	2010	2009
Net interest revenue	$248	$224	11%
Non-interest revenue	157	136	15

Total revenues, net of interest expense	$405	$360	13%

Total operating expenses	$277	$256	8%

Net credit losses	$97	89	9%
Credit reserve build/(release)	(10)	72	NM
Provisions for benefits and claims	—	—

Provisions for loan losses and for benefits and claims	$87	$161	(46)%

Income (loss) from continuing operations before taxes	$41	$(57)	NM
Income taxes (benefits)	14	(24)	NM

Income (loss) from continuing operations	$27	$(33)	NM
Net income attributable to noncontrolling interests	—	—	NM

Net income (loss)	$27	$(33)	—

Average assets (in billions of dollars)	$10	$11	(9)%
Return on assets	1.10%	(1.22)%
Average deposits (in billions of dollars)	9.7	8.3	17

Net credit losses as a percentage of average loans	4.98%	4.57%

Revenue by business
Retail banking	$222	$205	8%
Citi-branded cards	183	155	18

Total	$405	$360	13%

Income (loss) from continuing operations by business
Retail banking	$(6)	$(41)	85%
Citi-branded cards	33	8	NM

Total	$27	$(33)	NM

NM    Not meaningful

1Q10 vs. 1Q09

        Revenues, net of interest expense, increased 13%. The increase in revenue is primarily attributable to the impact of foreign exchange translation (generally referred to throughout this report as "FX translation") and higher revenues in cards, partially offset by lower wealth management revenues due to spread compression and lower lending revenues as a result of lower volumes due to tighter origination criteria. Investment sales were up 75% and assets under management increased by 26%.

        Net interest revenue increased 11% mainly due to higher cards revenues, particularly in Russia and Poland, and the impact of FX translation. Average cards loans grew 16%.

        Non-interest revenue increased 15%, primarily driven by higher results from an equity investment in Turkey.

        Operating expenses increased 8% mainly due to the impact of FX translation, partially offset by cost savings from branch closures, headcount reductions and re-engineering benefits.

        Provisions for loan losses and for benefits and claims decreased by $74 million, to $87 million for the current period. Net credit losses for the period increased by $8 million, primarily driven by higher losses in Poland. Release in loan loss reserves in the current period was driven by improvement in the credit environment in most countries coupled with a decline in receivables. The cards net credit loss ratio increased from 4.68% in the prior year quarter to 6.97% in the current quarter. The retail banking net credit loss ratio decreased from 4.50% in the prior year quarter to 3.88% in the current quarter.

LATIN AMERICA REGIONAL CONSUMER BANKING

        Latin America Regional Consumer Banking (LATAM RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. LATAM RCB includes branch networks throughout Latin America as well as Banamex, Mexico's second largest bank with over 1,700 branches. At March 31, 2010, LATAM RCB had approximately 2,203 retail branches, with 25.9 million customer accounts, $19.4 billion in retail banking loan balances and $40.6 billion in deposits. In addition, the business had approximately 12.1 million Citi-branded card accounts with $12.1 billion in outstanding loan balances.

	First Quarter
			% Change
In millions of dollars	2010	2009
Net interest revenue	$1,458	$1,275	14%
Non-interest revenue	618	649	(5)

Total revenues, net of interest expense	$2,076	$1,924	8%

Total operating expenses	$1,142	$958	19%

Net credit losses	$509	$541	(6)%
Credit reserve build/(release)	(136)	166	NM
Provision for benefits and claims	36	29	24

Provisions for loan losses and for benefits and claims	$409	$736	(44)%

Income from continuing operations before taxes	$525	$230	NM
Income taxes	136	11	NM

Income from continuing operations	$389	$219	78%
Net (loss) attributable to noncontrolling interests	(5)	—	—

Net income	$394	$219	80%

Average assets (in billions of dollars)	$72	$60	20%
Return on assets	2.22%	1.48%
Average deposits (in billions of dollars)	39.6	34.1	16

Net credit losses as a percentage of average loans	6.75%	8.22%

Revenue by business
Retail banking	$1,196	$1,026	17%
Citi-branded cards	880	898	(2)

Total	$2,076	$1,924	8%

Income (loss) from continuing operations by business
Retail banking	$256	$230	11%
Citi-branded cards	133	(11)	NM

Total	$389	$219	78%

NM    Not meaningful

1Q10 vs. 1Q09

        Revenues, net of interest expense, increased 8%, mainly due to the impact of FX translation and higher lending and deposit volumes in retail banking, partially offset by spread compression in the cards portfolio.

        Net interest revenue increased 14%, mainly driven by the impact of FX translation and higher lending and deposit volumes in retail banking. Average retail banking loans and deposits increased 21% and 16%, respectively. The increase in retail banking was partially offset by spread compression in the cards portfolio as a result from a lower risk profile.

        Non-interest revenue decreased 5%, primarily due to lower fees in the cards business. These declines were partially offset by higher investment sale revenues. Investment sales increased 24% compared to the prior-year period.

        Operating expenses increased 19% mainly due to the impact of FX translation. Excluding the impact of FX translation, the increase in operating expenses was driven by the absence of an equity compensation accrual reversal in the prior-year period and the cost of 138 additional branch openings.

        Provisions for loan losses and for benefits and claims decreased 44%, mainly driven by a loan loss reserve release in the current period reflecting improved credit conditions, especially in Mexico cards. The cards net credit loss ratio declined across the region during the period, from 15.3% to 14.0%, reflecting continued economic recovery in the region. The retail banking net credit loss ratio dropped significantly from 2.96% to 1.96%.

 ASIA REGIONAL CONSUMER BANKING

        Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence in South Korea, Australia, Singapore, India, Taiwan, Malaysia, Japan and Hong Kong. At March 31, 2010, Asia RCB had approximately 704 retail branches, $98.4 billion in customer deposits, 16.1 million customer accounts and $54.8 billion in retail banking loans. In addition, the business had approximately 14.8 million Citi-branded card accounts with $17.5 billion in outstanding loan balances.

	First Quarter
			% Change
In millions of dollars	2010	2009
Net interest revenue	$1,257	$1,151	9%
Non-interest revenue	543	415	31

Total revenues, net of interest expense	$1,800	$1,566	15%

Total operating expenses	$907	$796	14%

Net credit losses	$277	$287	(3)%
Credit reserve build/(release)	(38)	195	NM

Provisions for loan losses and for benefits and claims	$239	$482	(50)%

Income from continuing operations before taxes	$654	$288	NM
Income taxes	78	40	95%

Income from continuing operations	$576	$248	NM
Net income attributable to noncontrolling interests	—	—	—

Net income	$576	$248	NM

Average assets (in billions of dollars)	$105	$86	22%
Return on assets	2.22%	1.17%
Average deposits (in billions of dollars)	95.7	83.1	15

Net credit losses as a percentage of average loans	1.57%	1.89%

Revenue by business
Retail banking	$1,116	$1,010	10%
Citi-branded cards	684	556	23

Total	$1,800	$1,566	15%

Income from continuing operations by business
Retail banking	$414	$220	88%
Citi-branded cards	162	28	NM

Total	$576	$248	NM

NM    Not meaningful

1Q10 vs. 1Q09

        Revenues, net of interest expense increased 15% reflecting the impact of FX translation as well as higher cards purchase sales, investment sales and loan and deposit volumes, partially offset by spread compression in deposits.

        Net interest revenue was 9% higher than the prior-year period, mainly due to the impact of FX translation, and higher lending and deposit volumes. Excluding the impact of FX translation, net interest revenue was essentially flat. Average loans and deposits were up 16% and 15%, respectively, driven mostly by the impact of FX translation. While lending spreads remained relatively constant, lower deposit spreads reflected the continued low interest rate environment across the region.

        Non-interest revenue increased 31%, primarily due to higher investment revenues, higher cards purchase sales, and the impact of FX translation.

        Operating expenses increased 14%, primarily due to the impact of FX translation. Excluding the impact of FX translation, the increase was 4%, driven primarily by an increase in volumes and continued investment.

        Provisions for loan losses and for benefits and claims decreased 50%, mainly due to the impact of a $38 million loan loss reserve release in the first quarter of 2010, compared to a $195 million loan loss reserve build in the prior-year quarter, and lower net credit losses. These declines were partially offset by the impact of FX translation. Delinquencies and net credit losses improved as Asia showed continuing signs of economic recovery and increased levels of customer activity. The cards net credit loss ratio decreased from 4.60% in the prior year period to 4.50% in the current quarter. The retail banking net credit loss ratio decreased from 0.98% in the prior year quarter to 0.60% in the current quarter.

 INSTITUTIONAL CLIENTS GROUP

        Institutional Clients Group (ICG) includes Securities and Banking and Transaction Services. ICG provides corporate, institutional and high net worth clients with a full range of products and services, including cash management, trading, underwriting, lending and advisory services, around the world. ICG's international presence is supported by trading floors in approximately 75 countries and a proprietary network within Transaction Services in approximately 95 countries. At March 31, 2010, ICG had approximately $923 billion of assets and $435 billion of deposits.

	First Quarter
			% Change
In millions of dollars	2010	2009
Commissions and fees	$554	$440	26%
Administration and other fiduciary fees	1,275	1,227	4
Investment banking	953	941	1
Principal transactions	3,344	6,950	(52)
Other	361	347	4

Total non-interest revenue	$6,487	$9,905	(35)%
Net interest revenue (including dividends)	3,953	4,669	(15)

Total revenues, net of interest expense	$10,440	$14,574	(28)%
Total operating expenses	4,548	3,895	17
Net credit losses	102	77	32
Provision for unfunded lending commitments	(7)	32	NM
Credit reserve build/(release)	(180)	312	NM
Provisions for benefits and claims	—	—	—

Provisions for loan losses and benefits and claims	$(85)	$421	NM

Income from continuing operations before taxes	$5,977	$10,258	(42)%
Income taxes	1,830	3,218	(43)

Income from continuing operations	$4,147	$7,040	(41)%
Net income (loss) attributable to noncontrolling interests	26	(3)	NM

Net income	$4,121	$7,043	(41)%

Average assets (in billions of dollars)	$932	$874	7%
Return on assets	1.79%	3.27%

Revenues by region
North America	$4,192	$5,605	(25)%
EMEA	3,348	5,066	(34)
Latin America	951	1,143	(17)
Asia	1,949	2,760	(29)

Total	$10,440	$14,574	(28)%

Income from continuing operations by region
North America	$1,583	$2,635	(40)%
EMEA	1,338	2,497	(46)
Latin America	429	572	(25)
Asia	797	1,336	(40)

Total	$4,147	$7,040	(41)%

Average loans by region (in billions of dollars)
North America	$64	$57	12%
EMEA	36	48	(25)
Latin America	22	21	5
Asia	31	30	3

Total	$153	$156	(2)%

NM    Not meaningful

SECURITIES AND BANKING

        Securities and Banking (S&B) offers a wide array of investment and commercial banking services and products for corporations, governments, institutional and retail investors, and ultra-high net worth individuals. S&B includes investment banking and advisory services, lending, debt and equity sales and trading, institutional brokerage, foreign exchange, structured products, cash instruments and related derivatives, and private banking. S&B revenue is generated primarily from fees for investment banking and advisory services, fees and interest on loans, fees and spread on foreign exchange, structured products, cash instruments and related derivatives, income earned on principal transactions, and fees and spreads on private banking services.

	First Quarter
			% Change
In millions of dollars	2010	2009
Net interest revenue	$2,565	$3,263	(21)%
Non-interest revenue	5,438	8,937	(39)

Revenues, net of interest expense	$8,003	$12,200	(34)%
Total operating expenses	3,397	2,821	20
Net credit losses	101	74	36
Provisions for unfunded lending commitments	(7)	32	NM
Credit reserve build/(release)	(162)	314	NM
Provisions for benefits and claims	—	—	—

Provisions for loan losses and benefits and claims	$(68)	$420	NM

Income before taxes and noncontrolling interests	$4,674	$8,959	(48)%
Income taxes	1,468	2,823	(48)
Income from continuing operations	3,206	6,136	(48)
Net income attributable to noncontrolling interests	21	1	NM

Net income	$3,185	$6,135	(48)%

Average assets (in billions of dollars)	$868	$816	6%
Return on assets	1.49%	3.05%

Revenues by region
North America	$3,553	$5,016	(29)%
EMEA	2,515	4,222	(40)
Latin America	607	800	(24)
Asia	1,328	2,162	(39)

Total revenues	$8,003	$12,200	(34)%

Net income from continuing operations by region
North America	$1,424	$2,497	(43)%
EMEA	1,032	2,171	(52)
Latin America	272	412	(34)
Asia	478	1,056	(55)

Total net income from continuing operations	$3,206	$6,136	(48)%

Securities and Banking revenue details
Total investment banking	$1,057	$983	8%
Lending	243	(363)	NM
Equity markets	1,213	1,605	(24)
Fixed income markets	5,380	10,023	(46)
Private bank	494	504	(2)
Other Securities and Banking	(384)	(552)	30

Total Securities and Banking revenues	$8,003	$12,200	(34)%

NM    Not meaningful

1Q10 vs. 1Q09

        Revenues, net of interest expense, in the first quarter of 2010, were $8.0 billion, compared to $12.2 billion in the first quarter of 2009, which was a particularly strong quarter driven by strong fixed income markets revenues, as well as $2.7 billion of positive CVA (versus $0.3 billion of positive CVA in the first quarter of 2010). Fixed income markets revenues excluding CVA declined $2.4 billion to $5.1 billion, driven by the high volatility and historically wide spreads exhibited in the first quarter of 2009. Equity markets revenues declined $0.4 billion to $1.2 billion, due to a challenging market environment as volatility trended downward. The $2.4 billion CVA decrease primarily reflected less significant movements in Citigroup spreads in the first quarter of 2010 compared to the prior year period. Investment banking revenues increased $74 million to $1.1 billion, led by stronger market volumes in equity underwriting and increased revenues in debt underwriting due to outperformance in leveraged finance and a strong high-yield bond market in the first quarter of 2010. This was partially offset by a decline in advisory revenues in the first quarter of 2010 resulting from a reduction in completed M&A transaction volume. Lending revenues increased from $(363) million to positive $243 million, driven by a reduction in losses on credit default swap hedges and an improvement in net interest margin.

        Operating expenses increased 20%, or $0.6 billion to $3.4 billion, mainly driven by higher compensation costs.

        Provisions for loan losses and for benefits and claims decreased by $0.5 billion to negative $68 million, primarily attributable to a $162 million net loan loss reserve release in the current quarter (versus a $314 million net loan loss reserve build in the prior year period) as the environment showed signs of stabilization, partially offset by higher net credit losses.

 TRANSACTION SERVICES

        Transaction Services is composed of Treasury and Trade Solutions (TTS) and Securities and Fund Services (SFS). TTS provides comprehensive cash management and trade finance for corporations, financial institutions and public sector entities worldwide. SFS provides custody and funds services to investors such as insurance companies and mutual funds, clearing services to intermediaries such as broker-dealers, and depository and agency/trust services to multinational corporations and governments globally. Revenue is generated from net interest revenue on deposits in TTS and SFS, as well as from trade loans and from fees for transaction processing and fees on assets under custody in SFS.

	First Quarter
			% Change
In millions of dollars	2010	2009
Net interest revenue	$1,388	$1,406	(1)%
Non-interest revenue	1,049	968	8

Total revenues, net of interest expense	$2,437	$2,374	3%
Total operating expenses	1,151	1,074	7
Provisions for loan losses and for benefits and claims	(17)	1	NM

Income before taxes and noncontrolling interests	$1,303	$1,299	—
Income taxes	362	395	(8)%
Income from continuing operations	941	904	4
Net income (loss) attributable to noncontrolling interests	5	(4)	NM

Net income	$936	$908	3%

Average assets (in billions of dollars)	$64	$58	10%
Return on assets	5.93%	6.35%

Revenues by region
North America	$639	$589	8%
EMEA	833	844	(1)
Latin America	344	343	—
Asia	621	598	4

Total revenues	$2,437	$2,374	3%

Revenue Details
Treasury and Trade Solutions	$1,781	$1,750	2%
Securities and Fund Services	656	624	5

Total revenues	$2,437	$2,374	3%

Income from continuing operations by region
North America	$159	$138	15%
EMEA	306	326	(6)
Latin America	157	160	(2)
Asia	319	280	14

Total net income from continuing operations	$941	$904	4%

Key indicators (in billions of dollars)
Average deposits and other customer liability balances	$319	$278	15%
EOP assets under custody (in trillions of dollars)	11.8	10.5	12

NM    Not meaningful

1Q10 vs. 1Q09

        Revenues, net of interest expense, grew 3% as improvement in fees in both the TTS and SFS businesses more than offset spread compression. Average deposits and Assets under custody were up 15% and 12%, respectively, from a year ago.

        Treasury and Trade Solutions revenue increased 2%, driven primarily by stronger performances in the Trade business as well as increased balances, offset partially by spread compression.

        Securities and Funds Services revenues increased 5%, driven by higher asset valuations and volumes.

        Operating expenses increased 7%, related to continued increased investment spend required to support future business growth.

        Provisions for loan losses and for benefits and claims declined by $18 million, primarily attributable to overall portfolio improvement.

 CITI HOLDINGS

        Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp business. These noncore businesses tend to be more asset-intensive and reliant on wholesale funding and also may be product-driven rather than client-driven. Citi intends to exit these businesses as quickly as practicable yet in an economically rational manner through business divestitures, portfolio run-off and asset sales. Citi has made substantial progress divesting and exiting businesses from Citi Holdings, having completed 20 divestitures since the beginning of 2009 through March 31, 2010, including Smith Barney, Nikko Cordial Securities, Nikko Asset Management, Financial Institution Credit Card business (FI) and Diners Club North America. Citi Holdings' assets have been reduced by approximately 16%, or $96 billion, from the first quarter of 2009 and 39% from the peak in the first quarter of 2008. Citi Holdings' assets represented approximately 25% of Citi's assets as of March 31, 2010. Asset reductions from Citi Holdings have the combined benefits of further fortifying Citigroup's capital base, lowering risk, simplifying the organization and allowing Citi to allocate capital to fund long-term strategic businesses.

        Citi Holdings consists of the following businesses: Brokerage and Asset Management; Local Consumer Lending; and Special Asset Pool.

	First Quarter
			% Change
In millions of dollars	2010	2009
Net interest revenue	$4,373	$5,057	(14)%
Non-interest revenue	2,177	(1,963)	NM

Total revenues, net of interest expense	$6,550	$3,094	NM

Provisions for credit losses and for benefits and claims
Net credit losses	$5,241	$6,027	(13)%
Credit reserve build	340	1,637	(79)

Provision for loan losses	$5,581	$7,664	(27)%
Provision for benefits and claims	243	290	(16)
Provision for unfunded lending commitments	(26)	28	NM

Total provisions for credit losses and for benefits and claims	$5,798	$7,982	(27)%

Total operating expenses	$2,574	$4,185	(38)%

(Loss) from continuing operations before taxes	$(1,822)	$(9,073)	80%
Benefits for income taxes	(946)	(3,588)	74

Income (loss) from continuing operations	$(876)	$(5,485)	84%
Net income (loss) attributable to noncontrolling interests	11	(11)	NM

Citi Holdings net (loss)	$(887)	$(5,474)	84%

Balance sheet data (in billions of dollars)
Total EOP assets	$503	$599	(16)%

Total EOP deposits	$86	$85	1%

Total GAAP Revenues	$6,550	$3,094	NM
Net Impact of Credit Card Securitization Activity(1)	—	968	(100)%

Total Managed Revenues	$6,550	$4,062	61%

GAAP Net Credit Losses	$5,241	$6,027	(13)%
Impact of Credit Card Securitization Activity(1)	—	1,057	(100)

Total Managed Net Credit Losses	$5,241	$7,084	(26)%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and Note 1 to the Consolidated Financial Statements.

NM    Not meaningful

BROKERAGE AND ASSET MANAGEMENT

        Brokerage and Asset Management (BAM), which constituted approximately 6% of Citi Holdings by assets as of March 31, 2010, consists of Citi's global retail brokerage and asset management businesses. This segment was substantially affected by, and reduced in size in 2009 due to, the divestitures of Smith Barney (to the Morgan Stanley Smith Barney joint venture (MSSB JV)) and Nikko Cordial Securities. At March 31, 2010, BAM had approximately $31 billion of assets, primarily consisting of Citi's investment in, and associated earnings from, the MSSB JV. Morgan Stanley has options to purchase Citi's remaining stake in the MSSB JV over three years starting in 2012.

	First Quarter
			% Change
In millions of dollars	2010	2009
Net interest revenue	$(65)	$364	NM
Non-interest revenue	405	1,243	(67)%

Total revenues, net of interest expense	$340	$1,607	(79)%

Total operating expenses	$265	$1,499	(82)%

Net credit losses	$11	$—	—
Credit reserve build/(release)	(7)	43	—
Provision for unfunded lending commitments	—	—	—
Provision for benefits and claims	9	11	(18)%

Provisions for loan losses and for benefits and claims	$13	$54	(76)%

Income from continuing operations before taxes	$62	$54	15%
Income taxes (benefits)	(19)	20	NM

Income from continuing operations	$81	$34	NM
Net (loss) attributable to noncontrolling interests	(5)	(17)	71%

Net income	$86	$51	69%

EOP assets (in billions of dollars)	$31	$47	(34)%
EOP deposits (in billions of dollars)	59	59	—

NM    Not meaningful

1Q10 vs. 1Q09

        Revenues, net of interest expense, decreased 79% from the prior-year period, primarily driven by the absence of Smith Barney revenue, partially offset by favorable net revenue marks in retail alternative investments and the sale of Chilean pension fund administrator AFP Habitat.

        Operating expenses decreased 82% from the prior-year period, mainly driven by the absence of Smith Barney expenses and the absence of restructuring expenses in retail alternative investments incurred in the first quarter of 2009.

        Provisions for loan losses and for benefits and claims decreased 76%, driven by a $50 million change in the reserve build in the first quarter of 2010.

        Assets declined 34% versus the prior-year period, mostly driven by the sales of Nikko Cordial Securities and Nikko Asset Management, offset partially by the net impact of the MSSB JV.

 LOCAL CONSUMER LENDING

        Local Consumer Lending (LCL), which constituted approximately 69% of Citi Holdings by assets as of March 31, 2010, includes a portion of Citigroup's North American mortgage business, retail partner cards, Western European cards and retail banking, CitiFinancial North America, Primerica (whose IPO closed on April 7, 2010), Student Loan Corporation and other local consumer finance businesses globally. At March 31, 2010, LCL had $346 billion of assets ($314 billion in North America). Approximately $152 billion of assets in LCL as of March 31, 2010 consisted of U.S. mortgages in the company's CitiMortgage and CitiFinancial operations. The North American assets consist of residential mortgage loans, retail partner card loans, student loans, personal loans, auto loans, commercial real estate, and other consumer loans and assets.

	First Quarter
			% Change
In millions of dollars	2010	2009
Net interest revenue	$4,020	$3,704	9%
Non-interest revenue	650	2,317	(72)

Total revenues, net of interest expense	$4,670	$6,021	(22)%

Total operating expenses	$2,178	$2,470	(12)%

Net credit losses	$4,938	$4,517	9%
Credit reserve build	386	1,562	(75)
Provision for benefits and claims	234	279	(16)
Provision for unfunded lending commitments	—	—	—

Provisions for loan losses and for benefits and claims	$5,558	$6,358	(13)%

(Loss) from continuing operations before taxes	$(3,066)	$(2,807)	(9)%
Income taxes (benefits)	(1,228)	(1,236)	1

(Loss) from continuing operations	$(1,838)	$(1,571)	(17)%
Net income attributable to noncontrolling interests	—	7	(100)

Net (loss)	$(1,838)	$(1,578)	(16)%

Average assets (in billions of dollars)	$355	$368	(4)%

Managed net credit losses as a percentage of average managed loans(1)	6.30%	6.36%

Revenue by business
International	$335	$2,024	(83)%
Retail Partner Cards	2,206	1,527	44
North America (ex Cards)	2,129	2,470	(14)

Total GAAP Revenues	$4,670	$6,021	(22)%
Net impact of credit card securitization activity(2)	—	968	(100)

Total Managed Revenues	$4,670	$6,989	(33)%

Net Credit Losses by business
International	$612	$818	(25)%
Retail partner cards	1,932	901	NM
North America (ex Cards)	2,394	2,798	(14)

Total GAAP net credit losses	$4,938	$4,517	9%
Net impact of credit card securitization activity(2)	—	1,057	(100)

Total Managed Net Credit Losses	$4,938	$5,574	(11)%

(1)
See "Managed Presentations" below.

(2)
See discussion of adoption of SFAS 166/167 on page 3 and Note 1 to the Consolidated Financial Statements.

1Q10 vs. 1Q09

        Revenues, net of interest expense decreased 22% from the prior-year period, mostly due to lower non-interest revenue (discussed below). Net interest revenue increased 9% primarily due to the adoption of SFAS 166/167 in the first quarter of 2010 and the impact of retail partner cards pricing actions in the latter part of 2009 and first quarter of 2010, in anticipation of the CARD Act. See "Executive Summary—Business Outlook" for additional information. This was partially offset by lower balances and the impact of higher delinquencies, interest write-offs, and loan modification programs. Non-interest revenue decreased 72% mainly driven by the absence of the $1.1 billion gain on the sale of Redecard shares in the prior-year period, losses on asset sales, and the adoption of SFAS 166/167 in the current quarter.

        Operating expenses declined 12% due to lower volumes, re-engineering benefits, and the absence of costs associated with the U.S. government loss-sharing agreement which was exited in the fourth quarter of 2009.

        Provisions for loan losses and for benefits and claims decreased 13% from the prior period reflecting a $1.2 billion decrease in the reserve build, partially offset by higher net credit losses (NCLs) primarily in the retail partner cards business due to the adoption of SFAS 166/167. On a managed basis, NCLs were lower across most businesses, primarily reflecting lower severity of loss, sales of non-performing assets, and the impact of modification programs in real estate, as well as an improvement in international credit trends.

Managed Presentations

	First Quarter
	2010	2009
Managed credit losses as a percentage of average managed loans	6.30%	6.36%
Impact from credit card securitizations(1)	—	0.62

Net credit losses as a percentage of average loans	6.30%	5.74%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and Note 1 to the Consolidated Financial Statements.

        Assets declined 4% versus the prior-year period primarily driven by portfolio run-off, higher loan loss reserve balances, and the impact of asset sales and divestitures, partially offset by an increase of $41 billion resulting from the adoption of SFAS 166/167.

SPECIAL ASSET POOL

        Special Asset Pool (SAP), which constituted approximately 25% of Citi Holdings by assets as of March 31, 2010, is a portfolio of securities, loans and other assets that Citigroup intends to actively reduce over time through asset sales and portfolio run-off. At March 31, 2010, SAP had $126 billion of assets. SAP assets have declined by $202 billion, or 62% from peak levels in the fourth quarter of 2007 reflecting cumulative asset sales, write-downs and portfolio run-off. Approximately 58% of SAP assets are now accounted for on an accrual basis, which has helped reduce income volatility.

	First Quarter
			% Change
In millions of dollars	2010	2009
Net interest revenue	$418	$989	(58)%
Non-interest revenue	1,122	(5,523)	NM

Revenues, net of interest expense	$1,540	$(4,534)	NM

Total operating expenses	131	216	(39)%

Net credit losses	$292	$1,510	(81)%
Provision for unfunded lending commitments	(26)	28	NM
Credit reserve builds/(release)	(39)	32	NM

Provisions for loan losses and for benefits and claims	$227	$1,570	(86)%

Income (loss) from continuing operations before taxes	$1,182	$(6,320)	NM
Income taxes (benefits)	301	(2,372)	NM

Income (loss) from continuing operations	$881	$(3,948)	NM
Net income (loss) attributable to noncontrolling interests	16	(1)	NM

Net income (loss)	$865	$(3,947)	NM

EOP assets (in billions of dollars)	$126	$193	(35)%

NM    Not meaningful

1Q10 vs. 1Q09

        Revenues, net of interest expense, increased $6.1 billion from the prior-year period primarily due to favorable net revenue marks relative to the year-ago levels (positive net revenue marks of $1.4 billion in the first quarter of 2010 versus negative net revenue marks of $4.5 billion in the prior year period). Revenue in the current quarter included positive marks of $804 million on subprime-related direct exposures, $398 million related to CVA on the monoline insurers, and $395 million related to non-credit accretion, offset by negative revenues of $164 million on Alt-A mortgages and $48 million of other net write-downs and losses.

        Operating expenses decreased 39% primarily driven by the absence of costs associated with the U.S. government loss-sharing agreement which was exited in the fourth quarter of 2009, lower franchise taxes, legal fees, and transaction expenses.

        Provisions for loan losses and for benefits and claims decreased 86% to $227 million, driven by a $1.2 billion decrease in net credit losses.

        Assets declined $67 billion, or 35% , versus the prior-year period, primarily driven by amortization and prepayments, sales, marks and charge-offs.

        The following table provides details of the composition of SAP assets as of March 31, 2010.

	Assets within Special Asset Pool as of March 31, 2010
In billions of dollars	Carrying value of assets	Face value	Carrying value as % of face value
Securities in Available-for-Sale (AFS)
Corporates	$7.6	$7.8	98%
Prime and non-U.S. mortgage-backed securities (MBS)	4.7	5.8	81
Auction rate securities (ARS)	2.4	2.9	82
Other securities(1)	1.7	1.9	89

Total securities in AFS	$16.4	$18.4	89%

Securities in Held-to-Maturity (HTM)
Prime and non-U.S. MBS	$11.8	$14.5	81%
Alt-A mortgages	10.3	20.2	51
Corporates	7.6	8.7	87
ARS	5.3	7.4	72
Other securities(2)	7.4	9.9	74

Total securities in HTM	$42.4	$60.7	70

Loans, leases and letters of credit (LCs) in Held-for-Investment (HFI)/Held-for-Sale (HFS)(3)
Corporates	$13.8	$15.2	91%
Commercial real estate (CRE)	9.2	10.7	86
Other	2.6	3.2	81
Loan loss reserves	(3.5)	NM	NM

Total loans, leases and LCs in HFI/HFS	$22.1	NM	NM

Mark-to-market
Subprime securities	$5.9	$12.7	46%
Other securities(4)	5.3	23.2	23
Derivatives	6.8	NM	NM
Loans, leases and letters of credit	4.2	6.8	63
Repurchase agreements	6.4	NM	NM

Total mark to market	$28.6	NM	NM

Highly leveraged finance commitments	$1.7	$3.3	52%
Equities (excludes ARS in AFS)	6.3	NM	NM
Monolines	1.3	NM	NM
Consumer and other(5)	6.7	NM	NM

Total	$125.5

(1)
Includes municipals ($1.0 billion) and asset-backed securities (ABS) ($0.6 billion).

(2)
Includes structured investment vehicle (SIV) assets that are not otherwise included in the categories above ($4.6 billion).

(3)
Held-for-sale (HFS) accounts for approximately $1.1 billion of the total.

(4)
Includes $1.5 billion of corporates and $1.5 billion of commercial real estate.

(5)
Includes $2.0 billion of small business banking and finance loans and $1.1 billion of personal loans.

Notes: Assets in the SIVs have been allocated to the corresponding asset categories above. SAP had total CRE assets of $12.8 billion at March 31, 2010 (78% in HFI/HFS, 13% in mark-to-market, 7% in equity method investments and 2% in AFS/HTM).

Excludes Discontinued Operations.

NM    Not meaningful

Items Impacting SAP Revenues

        The table below provides additional information regarding the net revenue marks affecting the SAP during the first quarter of 2010 and 2009, respectively.

	Pretax revenue
In millions of dollars	First Quarter 2010	First Quarter 2009
Subprime-related direct exposures(1)	$804	$(2,296)
CVA related to exposure to monoline insurers	398	(1,090)
Alt-A mortgages(2)(3)	(164)	(503)
CRE positions(2)(4)	(58)	(96)
CVA on derivatives positions, excluding monoline insurers	50	313
SIV assets	(24)	(47)
Private equity and equity investments	(12)	(1,015)
Highly leveraged loans and financing commitments(5)	(1)	(247)
ARS proprietary positions	—	(23)
CVA on Citi debt liabilities under fair value option	(4)	(18)

Subtotal	$989	$(5,022)
Accretion on reclassified assets(6)	395	541

Total selected revenue items	$1,384	$(4,481)

(1)
Net of impact from hedges against direct subprime ABS collateralized debt obligation (CDO) super senior positions.

(2)
Net of hedges.

(3)
For these purposes, Alt-A mortgage securities are non-agency residential MBS (RMBS) where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.

(4)
Excludes positions in SIVs.

(5)
Net of underwriting fees.

(6)
Recorded as net interest revenue.

Credit Valuation Adjustment (CVA) Related to Monoline Insurers

        CVA is calculated by applying forward default probabilities, which are derived using the counterparty's current credit spread, to the expected exposure profile. The exposure primarily relates to hedges on super-senior subprime exposures that were executed with various monoline insurance companies. CVA amounts also reflect expected settlements with certain counterparties.

 CORPORATE/OTHER

        Corporate/Other includes global staff functions (includes finance, risk, human resources, legal and compliance) and other corporate expense, global operations and technology (O&T), residual Corporate Treasury and Corporate items. At March 31, 2010, this segment had approximately $263 billion of assets, consisting primarily of Citi's liquidity portfolio.

	First Quarter
In millions of dollars	2010	2009
Net interest revenue	$318	$(642)
Non-interest revenue	31	1,142

Total revenues, net of interest expense	$349	$500

Total operating expenses	$459	$101
Provisions for loan losses and for benefits and claims	1	2

Income (loss) from continuing operations before taxes	$(111)	$397
Income taxes (benefits)	(75)	1,049

(Loss) from continuing operations	$(36)	$(652)
Income (loss) from discontinued operations, net of taxes	211	(117)

Net income (loss) before attribution of noncontrolling interests	$175	$(769)
Net income attributable to noncontrolling interests	—	(2)

Net income (loss)	$175	$(767)

1Q10 vs. 1Q09

        Revenues, net of interest expense, declined primarily due to lower Citi Treasury revenues, driven primarily by lower gains from hedging activity, offset partially by lower short-term funding costs.

        Operating Expenses increased primarily due to compensation related costs, intersegment eliminations, and legal reserve charges.

 SEGMENT BALANCE SHEET AT MARCH 31, 2010

In millions of dollars	Regional Consumer Banking	Institutional Clients Group	Subtotal Citicorp	Citi Holdings	Corporate/Other, Discontinued Operations and Consolidating Eliminations	Total Citigroup Consolidated
Assets
Cash and due from banks	$8,515	$15,258	$23,773	$1,444	$461	$25,678
Deposits with banks	8,402	42,907	51,309	4,616	107,600	163,525
Federal funds sold and securities borrowed or purchased under agreements to resell	299	227,270	227,569	6,778	1	234,348
Brokerage receivables	—	22,944	22,944	10,977	80	34,001
Trading account assets	11,787	314,510	326,297	26,570	(7,084)	345,783
Investments	37,282	93,863	131,145	76,708	108,880	316,733
Loans, net of unearned income
Consumer	219,588	—	219,588	311,881	—	531,469
Corporate	—	159,695	159,695	30,640	—	190,335

Loans, net of unearned income	$219,588	$159,695	$379,283	$342,521	$—	$721,804
Allowance for loan losses	(14,649)	(3,854)	(18,503)	(30,243)	—	(48,746)

Total loans, net	$204,939	$155,841	$360,780	$312,278	$—	$673,058
Goodwill	10,179	10,757	20,936	4,726	—	25,662
Intangible assets (other than MSRs)	2,427	1,052	3,479	4,798	—	8,277
Mortgage servicing rights (MSRs)	2,407	71	2,478	3,961	—	6,439
Other assets	27,135	37,983	65,118	50,200	53,391	168,709

Total assets	$313,372	$922,456	$1,235,828	$503,056	$263,329	$2,002,213

Liabilities and equity
Total deposits	$294,724	$435,027	$729,751	$85,484	$12,679	$827,914
Federal funds purchased and securities loaned or sold under agreements to repurchase	4,051	203,540	207,591	2	318	207,911
Brokerage payables	235	54,800	55,035	1	5	55,041
Trading account liabilities	26	136,425	136,451	6,297	—	142,748
Short-term borrowings	139	55,883	56,022	5,593	35,079	96,694
Long-term debt	3,138	84,089	87,227	48,784	303,263	439,274
Other liabilities	18,066	18,229	36,295	25,718	16,839	78,852
Net inter-segment funding (lending)	(7,007)	(65,537)	(72,544)	331,177	(258,633)	—
Total Citigroup stockholders' equity	—	—	—	—	$151,421	$151,421
Noncontrolling interest	—	—	—	—	2,358	2,358

Total equity	—	—	—	—	153,779	153,779

Total liabilities and equity	$313,372	$922,456	$1,235,828	$503,056	$263,329	$2,002,213

        The supplemental information presented above reflects Citigroup's consolidated GAAP balance sheet by reporting segment as of March 31, 2010. The respective segment information closely depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors' understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial interrelationship of the asset and liability dynamics of the balance sheet components among Citi's business segments.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Historically, capital has been generated by earnings from Citi's operating businesses. In addition, Citi may augment, and during the recent financial crisis has augmented, its capital through issuances of common stock, convertible preferred stock, preferred stock, equity issued through awards under employee benefit plans, and, in the case of regulatory capital, through the issuance of subordinated debt underlying trust preferred securities. Further, the impact of future events on Citi's business results, such as corporate and asset dispositions, as well as changes in accounting standards, also affect Citi's capital levels.

        Generally, capital is used primarily to support assets in Citi's businesses and to absorb market, credit, or operational losses. While capital may be used for other purposes, such as to pay dividends or repurchase common stock, Citi's ability to utilize its capital for these purposes is currently restricted due to its agreements with the U.S. government, generally for so long as the U.S. government continues to hold Citi's common stock or trust preferred securities.

        Citigroup's capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with Citi's risk profile and all applicable regulatory standards and guidelines, as well as external rating agency considerations. The capital management process is centrally overseen by senior management and is reviewed at the consolidated, legal entity, and country levels.

        Senior management is responsible for the capital management process mainly through Citigroup's Finance and Asset and Liability Committee (FinALCO), with oversight from the Risk Management and Finance Committee of Citigroup's Board of Directors. The FinALCO is composed of the senior-most management of Citigroup for the purpose of engaging management in decision-making and related discussions on capital and liquidity matters. Among other things, FinALCO's responsibilities include: determining the financial structure of Citigroup and its principal subsidiaries; ensuring that Citigroup and its regulated entities are adequately capitalized in consultation with its regulators; determining appropriate asset levels and return hurdles for Citigroup and individual businesses; reviewing the funding and capital markets plan for Citigroup; and monitoring interest rate risk, corporate and bank liquidity, and the impact of currency translation on non-U.S. earnings and capital.

Capital Ratios

        Citigroup is subject to the risk-based capital guidelines issued by the Federal Reserve Board. Historically, capital adequacy has been measured, in part, based on two risk-based capital ratios, the Tier 1 Capital and Total Capital (Tier 1 Capital + Tier 2 Capital) ratios. Tier 1 Capital consists of the sum of "core capital elements," such as qualifying common stockholders' equity, as adjusted, qualifying noncontrolling interests, and qualifying mandatorily redeemable securities of subsidiary trusts, principally reduced by goodwill, other disallowed intangible assets, and disallowed deferred tax assets. Total Capital also includes "supplementary" Tier 2 Capital elements, such as qualifying subordinated debt and a limited portion of the allowance for credit losses. Both measures of capital adequacy are stated as a percentage of risk-weighted assets. Further, in conjunction with the conduct of the 2009 Supervisory Capital Assessment Program (SCAP), U.S. banking regulators developed a new measure of capital termed "Tier 1 Common," which has been defined as Tier 1 Capital less non-common elements, including qualifying perpetual preferred stock, qualifying noncontrolling interests, and qualifying mandatorily redeemable securities of subsidiary trusts. Tier 1 Common and related capital adequacy ratios are measures used and relied upon by U.S. banking regulators; however, they are non-GAAP financial measures for SEC purposes. See "Components of Capital Under Regulatory Guidelines" below.

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

        To be "well capitalized" under federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. The following table sets forth Citigroup's regulatory capital ratios as of March 31, 2010 and December 31, 2009.

Citigroup Regulatory Capital Ratios

	Mar. 31, 2010	Dec. 31, 2009
Tier 1 Common	9.11%	9.60%
Tier 1 Capital	11.28	11.67
Total Capital (Tier 1 Capital + Tier 2 Capital)	14.88	15.25
Leverage	6.16	6.89

        As noted in the table above, Citigroup was "well capitalized" under the federal bank regulatory agency definitions as of March 31, 2010 and December 31, 2009.

Components of Capital Under Regulatory Guidelines

In millions of dollars	March 31, 2010	December 31, 2009(1)
Tier 1 Common
Citigroup common stockholders' equity	$151,109	$152,388
Less: Net unrealized losses on securities available-for-sale, net of tax(2)	(3,165)	(4,347)
Less: Accumulated net losses on cash flow hedges, net of tax	(2,959)	(3,182)
Less: Pension liability adjustment, net of tax(3)	(3,509)	(3,461)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in own credit worthiness, net of tax(4)	686	760
Less: Disallowed deferred tax assets(5)	30,852	26,044
Less: Intangible assets:
Goodwill	25,662	25,392
Other disallowed intangible assets	5,773	5,899
Other	(792)	(788)

Total Tier 1 Common	$96,977	$104,495

Qualifying perpetual preferred stock	$312	$312
Qualifying mandatorily redeemable securities of subsidiary trusts	21,555	19,217
Qualifying noncontrolling interests	1,206	1,135
Other	—	1,875

Total Tier 1 Capital	$120,050	$127,034

Tier 2 Capital
Allowance for credit losses(6)	$13,792	$13,934
Qualifying subordinated debt(7)	23,658	24,242
Net unrealized pretax gains on available-for-sale equity securities(2)	792	773

Total Tier 2 Capital	$38,242	$38,949

Total Capital (Tier 1 Capital and Tier 2 Capital)	$158,292	$165,983

Risk-weighted assets(8)	$1,064,042	$1,088,526

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

(4)
The impact of including Citigroup's own credit rating in valuing financial liabilities for which the fair value option has been elected is excluded from Tier 1 Capital, in accordance with risk-based capital guidelines.

(5)
Of Citi's approximately $50 billion of net deferred tax assets at March 31, 2010, approximately $15 billion of such assets were includable without limitation in regulatory capital pursuant to risk-based capital guidelines, while approximately $31 billion of such assets exceeded the limitation imposed by these guidelines and, as "disallowed deferred tax assets," were deducted in arriving at Tier 1 Capital. Citigroup's approximately $4 billion of other net deferred tax assets primarily represented approximately $2 billion of deferred tax effects of unrealized gains and losses on available-for-sale debt securities and approximately $2 billion of deferred tax effects of the pension liability adjustment, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines. Citi had approximately $26 billion of disallowed deferred tax assets at December 31, 2009.

(6)
Includable up to 1.25% of risk-weighted assets. Any excess allowance for credit losses is deducted in arriving at risk-weighted assets.

(7)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(8)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $61.3 billion for interest rate, commodity, and equity derivative contracts, foreign exchange contracts, and credit derivatives as of March 31, 2010, compared with $64.5 billion as of December 31, 2009. Market risk equivalent assets included in risk-weighted assets amounted to $75.5 billion at March 31, 2010 and $80.8 billion at December 31, 2009. Risk-weighted assets also include the effect of certain other off-balance-sheet exposures, such as unused lending commitments and letters of credit, and reflect deductions such as certain intangible assets and any excess allowance for credit losses.

Adoption of SFAS 166/167 Impact on Capital

        The adoption of SFAS 166/167 had a significant and immediate impact on Citigroup's capital ratios in the first quarter of 2010.

        As described elsewhere in the Form 10-Q, the adoption of SFAS 166/167 resulted in the consolidation of $137 billion of incremental assets and $146 billion of liabilities onto Citigroup's Consolidated Balance Sheet, including securitized credit card receivables on the date of adoption, January 1, 2010. The adoption of SFAS 166/167 also resulted in a net increase of $10 billion in risk-weighted assets. In addition, Citi added $13.4 billion to the loan loss allowance, increased deferred tax assets by $5.0 billion, and reduced retained earnings by $8.4 billion. This translated into a reduction in Tangible Common Equity of $8.4 billion, and a decrease in Tier 1 Common, Tier 1 Capital, and Total Capital of $14.2 billion, $14.2 billion, and $14.0 billion, respectively, which were partially offset by net income of $4.4 billion and $2.3 billion of qualifying mandatorily redeemable securities of subsidiary trusts issued during the quarter.

        The impact on Citigroup's capital ratios from the January 1, 2010 adoption of SFAS 166/167 was as follows:

As of January 1, 2010	Impact
Tier 1 Common	(138	) bps
Tier 1 Capital	(141	) bps
Total Capital	(142	) bps
Leverage	(118	) bps

TCE (TCE/RWA)	(87	) bps

        For more information, see Note 1 to the Consolidated Financial Statements below.

Common Stockholders' Equity

        Citigroup's common stockholders' equity decreased during the three months ended March 31, 2010 by $1.3 billion to $151.1 billion, and represented 7.5% of total assets as of March 31, 2010. Citigroup's common stockholders' equity was $152.4 billion, which represented 8.2% of total assets, at December 31, 2009.

        The table below summarizes the change in Citigroup's common stockholders' equity during the first quarter of 2010:

In billions of dollars
Common stockholders' equity, December 31, 2009	$152.4
Transition adjustment to Retained Earnings associated with the adoption of SFAS 166/167 (as of January 1, 2010)	(8.4)
Net income	4.4
Employee benefit plans and other activities	(0.3)
ADIA Upper DECs equity units purchase contract	1.9
Net change in accumulated other comprehensive income (loss), net of tax	1.1

Common stockholders' equity, March 31, 2010	$151.1

        As of March 31, 2010, $6.7 billion of stock repurchases remained under Citi's authorized repurchase programs. No material repurchases were made in the first quarter of 2010, or the year ended December 31, 2009. Generally, for so long as the U.S. government holds any Citigroup common stock or trust preferred securities, Citigroup has agreed not to acquire, repurchase, or redeem any Citigroup equity or trust preferred securities, other than pursuant to administering its employee benefit plans or other customary exceptions, or with the consent of the U.S. government. See also Part II, Item 2 of this Form 10-Q.

Tangible Common Equity (TCE)

        TCE, as defined by Citigroup, represents Common equity less Goodwill and Intangible assets (other than Mortgage Servicing Rights (MSRs)) net of the related net deferred taxes. Other companies may calculate TCE in a manner different from that of Citigroup. Citi's TCE was $117.1 billion at March 31, 2010 and $118.2 billion at December 31, 2009.

        The TCE ratio (TCE divided by risk-weighted assets) was 11.0% at March 31, 2010 and 10.9% at December 31, 2009.

        TCE is a capital adequacy metric used and relied upon by industry analysts; however, it is a non-GAAP financial measure for SEC purposes. A reconciliation of Citigroup's total stockholders' equity to TCE follows:

In millions of dollars	Mar. 31, 2010	Dec. 31, 2009
Total Citigroup stockholders' equity	$151,421	$152,700
Less:
Preferred stock	312	312

Common equity	$151,109	$152,388
Less:
Goodwill	25,662	25,392
Intangible assets (other than MSRs)	8,277	8,714
Intangible assets (other than MSRs)—recorded as assets held for sale in Other assets	45	—
Related net deferred tax assets	65	68

Tangible common equity (TCE)	$117,060	$118,214

Tangible assets
GAAP assets	$2,002,213	$1,856,646
Less:
Goodwill	25,662	25,392
Intangible assets (other than MSRs)	8,277	8,714
Intangible assets (other than MSRs)—recorded as assets held for sale in Other assets	45	—
Related deferred tax assets	388	386

Tangible assets (TA)	$1,967,841	$1,822,154

Risk-weighted assets (RWA)	$1,064,042	$1,088,526

TCE/TA ratio	5.95%	6.49%

TCE ratio (TCE/RWA)	11.00%	10.86%

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

        There are various legal and regulatory limitations on the ability of Citigroup's subsidiary depository institutions to pay dividends, extend credit or otherwise supply funds to Citigroup and its non-bank subsidiaries. In determining the declaration of dividends, each depository institution must also consider its effect on applicable risk-based capital and Leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup did not receive any dividends from its banking subsidiaries during the first quarter of 2010.

        At March 31, 2010 and December 31, 2009, all of Citigroup's U.S. subsidiary depository institutions were "well capitalized" under federal bank regulatory agency definitions, including Citigroup's primary depository institution, Citibank, N.A., as noted in the following table:

Citibank, N.A. Components of Capital and Ratios Under Regulatory Guidelines

In billions of dollars	Mar. 31, 2010	Dec. 31, 2009
Tier 1 Capital	$99.1	$96.8
Total Capital (Tier 1 Capital + Tier 2 Capital)	112.8	110.6

Tier 1 Capital ratio	13.60%	13.16%
Total Capital ratio	15.48	15.03
Leverage ratio(1)	8.51	8.31

(1)
Tier 1 Capital divided by each period's quarterly adjusted average total assets.

        The following table presents the estimated sensitivity of Citigroup's and Citibank, N.A.'s capital ratios to changes of $100 million in Tier 1 Common, Tier 1 Capital, or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator) based on financial information as of March 31, 2010. This information is provided for the purpose of analyzing the impact that a change in Citigroup's or Citibank, N.A.'s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Leverage ratio
	Impact of $100 million change in Tier 1 Common	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average total assets
Citigroup	0.9 bps	0.9 bps	0.9 bps	1.1 bps	0.9 bps	1.4 bps	0.5 bps	0.3 bps

Citibank, N.A.	—	—	1.4 bps	1.9 bps	1.4 bps	2.1 bps	0.9 bps	0.7 bps

Broker-Dealer Subsidiaries

        At March 31, 2010, Citigroup Global Markets Inc., a broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc., had net capital, computed in accordance with the SEC's net capital rule, of $8.4 billion, which exceeded the minimum requirement by $7.7 billion.

        In addition, certain of Citi's broker-dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup's broker-dealer subsidiaries were in compliance with their capital requirements at March 31, 2010.

        The requirements applicable to these subsidiaries in the U.S. and other jurisdictions may be subject to political uncertainty and potential change in light of the recent financial crisis and regulatory reform proposals currently being considered at both the legislative and regulatory levels.

Regulatory Capital Standards Developments

        Citigroup supports the move to a new set of risk-based capital standards, published on June 26, 2004 (and subsequently amended in November 2005) by the Basel Committee on Banking Supervision, currently consisting of the central banks and bank supervisors of its 27 members. The international version of the Basel II framework will allow Citigroup to leverage internal risk models used to measure credit, operational, and market risk exposures to drive regulatory capital calculations.

        On December 7, 2007, the U.S. banking regulators published the rules for large banks to comply with Basel II in the U.S. These rules require Citigroup, as a large and internationally active bank, to comply with the most advanced Basel II approaches for calculating credit and operational risk capital requirements. The U.S. implementation timetable consists of a parallel calculation period under the current regulatory capital regime (Basel I) and Basel II followed by a three year transitional period.

        Citi began parallel reporting on April 1, 2010. There will be at least four quarters of parallel reporting until Citi enters the three year transitional period. U.S. regulators have reserved the right to change how Basel II is applied in the U.S. following a review at the end of the second year of the transitional period, and to retain the existing prompt corrective action and leverage capital requirements applicable to banking organizations in the U.S. Citigroup intends to implement Basel II within the timeframe required by the U.S. regulators.

        The Basel II (or its successor) requirements are the subject of political uncertainty and potential tightening or other change in light of the recent financial crisis and regulatory reform proposals currently being considered at both the legislative and regulatory levels.

FUNDING AND LIQUIDITY

General

        Citigroup's cash flows and liquidity needs are primarily generated within its operating subsidiaries. Exceptions exist for major corporate items, such as equity and certain long-term debt issuances, which take place at the Citigroup corporate level. Generally, Citi's management of funding and liquidity is designed to optimize availability of funds as needed within Citi's legal and regulatory structure. Various constraints limit certain subsidiaries' ability to pay dividends or otherwise make funds available. Consistent with these constraints, Citigroup's primary objectives for funding and liquidity management are established by entity and in aggregate across three main operating entities, as follows: (i) Citigroup, as the parent holding company; (ii) banking subsidiaries; and (iii) non-banking subsidiaries.

        Citigroup sources of funding include deposits, collateralized financing transactions and a variety of unsecured short- and long-term instruments, including federal funds purchased, commercial paper, long-term debt, trust preferred securities, preferred stock and common stock.

        As a result of continued deleveraging, growth in deposits, term securitization under government and non-government programs, the issuance of long-term debt under the FDIC's Temporary Liquidity Guarantee Program (TLGP) and the issuance of non-guaranteed debt (particularly during the latter part of 2009), Citigroup substantially increased its balances of cash and highly liquid securities and reduced its short-term borrowings.

        Citi has focused on growing a geographically diverse retail and corporate deposit base that stood at approximately $828 billion as of March 31, 2010, as compared with $836 billion at December 31, 2009 and $763 billion at March 31, 2009. During the first quarter of 2010, excluding FX translation, Citigroup experienced seasonal deposit declines in Transaction Services and tightened pricing on its deposits. As stated above, Citigroup's deposits are diversified across products and regions, with approximately 64% outside of the U.S. This diversification provides Citi with an important and low-cost source of funding. A significant portion of these deposits has been, and is currently expected to be, long-term and stable, and is considered to be core.

        One of Citi's key structural liquidity measures is the cash capital ratio. Cash capital is a broader measure of the ability to fund the structurally illiquid portion of Citigroup's balance sheet than traditional measures, such as deposits to loans or core deposits to loans. Cash capital measures the amount of long-term funding (>1 year) available to fund illiquid assets. Long-term funding includes core customer deposits, long-term debt and equity. Illiquid assets include loans (net of liquidity adjustments), illiquid securities, securities haircuts and other assets (i.e., goodwill, intangibles, fixed assets, receivables, etc.). At March 31, 2010, the combined Citigroup, the parent holding company, and CGMHI, as well as the aggregate banking subsidiaries had an excess of cash capital. In addition, as of March 31, 2010, the combined Citigroup, the parent holding company, and CGMHI maintained liquidity to meet all maturing obligations significantly in excess of a one-year period without access to the unsecured wholesale markets.

        At March 31, 2010, long-term debt and commercial paper outstanding for Citigroup, Citigroup Global Markets Holdings Inc. (CGMHI), Citigroup Funding Inc. (CFI) and other Citigroup subsidiaries, collectively, were as follows:

In billions of dollars	Citigroup parent company	CGMHI(1)	CFI(1)	VIE Cons.	Other Citigroup subs.		Total Citigroup
Long-term debt(2)	$192.3	$9.1	$55.1	$113.6	$69.2	(3)	$439.3
Commercial paper	$—	$—	$10.8	$31.2	$0.5		$42.5

(1)
Citigroup guarantees all of CFI's debt and CGMHI's publicly issued securities.

(2)
Of this amount, approximately $64.6 billion is guaranteed by the FDIC under the TLGP with $6.3 billion maturing in 2010, $20.3 billion maturing in 2011 and $38 billion maturing in 2012.

(3)
At March 31, 2010, approximately $21.6 billion relates to collateralized advances from the Federal Home Loan Bank.

        The table below details the long-term debt issuances of Citigroup during the past five quarters.

In billions of dollars	1Q09	2Q09		3Q09		4Q09		1Q10
Debt issued under TLGP guarantee	$21.9	$17.0		$10.0		$10.0		$—
Debt issued without TLGP guarantee:
Citigroup parent company/CFI	2.0	7.4		12.6		4.0	(3)	1.3
Other Citigroup subsidiaries	0.5	10.1	(1)	7.9	(2)	5.8	(4)	3.7	(5)

Total	$24.4	$34.5		$30.5		$19.8		$5.0

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

(3)
Includes $1.9 billion of senior debt issued under remarketing of $1.9 billion of Citigroup Capital XXIX trust preferred securities held by the Abu Dhabi Investment Authority (ADIA) to enable them to execute the forward stock purchase contract in March 2010.

(4)
Includes $1.4 billion issued through the U.S. government-sponsored Department of Education Conduit Facility.

(5)
Includes $0.5 billion issued through the U.S. government-sponsored Department of Education Conduit Facility and $0.5 billion issued by Citibank Pty. Ltd. Australia and guaranteed by the Commonwealth of Australia.

        See Note 12 to the Consolidated Financial Statements for further detail on Citigroup's and its affiliates' long-term debt and commercial paper outstanding. Commercial paper outstanding as of March 31, 2010 increased from $10.2 billion as of December 31, 2009 to $42.5 billion as a result of the consolidation of VIEs due to the adoption of SFAS 166/167.

        Structural liquidity, defined as the sum of deposits, long-term debt and stockholders' equity as a percentage of total assets, was 71% at March 31, 2010, compared with 73% at December 31, 2009 and 68% at March 31, 2009. The reduction in the ratio during the current quarter primarily reflected the impact of adoption of SFAS 166/167.

Aggregate Liquidity Resources

	Parent & Broker Dealer			Significant Bank Entities			Total
In billions of dollars	Mar. 31, 2010	Dec. 31, 2009	Mar. 31, 2009	Mar. 31, 2010	Dec. 31, 2009	Mar. 31, 2009	Mar. 31, 2010	Dec. 31, 2009	Mar. 31, 2009
Cash at major central banks	$9.5	$10.4	$17.3	$108.9	$105.1	$99.0	$118.4	$115.5	$116.3
Unencumbered Liquid
Securities	72.8	76.4	51.7	128.7	123.6	46.9	201.5	200.0	98.6

Total	$82.3	$86.8	$69.0	$237.6	$228.7	$145.9	$319.9	$315.5	$214.9

        As noted in the table above, Citigroup's aggregate liquidity resources totaled $319.9 billion as of March 31, 2010 as compared with $315.5 billion as of December 31, 2009, and $214.9 billion as of March 31, 2009. As of March 31, 2010, Citigroup's and its affiliates' liquidity portfolio and broker-dealer "cash box" totaled $82.3 billion as compared with $86.8 billion at December 31, 2009 and $69.0 billion at March 31, 2009. This includes the liquidity portfolio and cash box held in the U.S. as well as government bonds held by Citigroup's broker-dealer entities in the United Kingdom and Japan. Further, at March 31, 2010, Citigroup's bank subsidiaries had an aggregate of approximately $108.9 billion of cash on deposit with major central banks (including the U.S. Federal Reserve Bank of New York, the European Central Bank, Bank of England, Swiss National Bank, Bank of Japan, the Monetary Authority of Singapore, and the Hong Kong Monetary Authority), compared with approximately $105.1 billion at December 31, 2009 and $99.0 billion at March 31, 2009. Citigroup's bank subsidiaries also have significant additional liquidity resources through unencumbered highly liquid securities available for secured funding through private markets or that are, or could be, pledged to the major central banks and the U.S. Federal Home Loan Banks. The value of these liquid securities was $128.7 billion at March 31, 2010, as compared with $123.6 billion at December 31, 2009 and $46.9 billion at March 31, 2009. Significant amounts of cash and liquid securities are also available in other Citigroup entities.

        Consistent with the strategic reconfiguration of Citi's balance sheet, the build-up of liquidity resources and the shift in focus on increasing structural liabilities, Citigroup entered 2010 with much of its required long-term debt funding already in place. As a consequence, it is currently expected that the direct long-term funding requirements for Citigroup and CFI in 2010 will be an aggregate of $15 billion, which is well below the $39 billion of expected maturities. This $15 billion includes the approximately $2.3 billion of trust preferred securities that were issued by Citi during the first quarter of 2010.

Parameters for Intercompany Funding Transfers

        In general, Citigroup, as the parent holding company, can freely transfer funding to other affiliated entities. Broker-dealer subsidiaries can transfer excess liquidity to the parent holding company through termination of intercompany borrowings and to the parent and other affiliates to the extent of its excess capital.

        Some of Citigroup's non-bank subsidiaries have credit facilities with Citigroup's subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities must be secured in accordance with Section 23A of the Federal Reserve Act. As of March 31, 2010, the amount available for lending under these facilities was approximately $32 billion. There are various legal restrictions on the extent to which Citi's subsidiary depository institutions can lend or extend credit to or engage in certain other transactions with Citigroup and certain of its non-bank subsidiaries. In general, transactions must be on arm's-length terms and be secured by designated amounts of specified collateral. See Note 12 to the Consolidated Financial Statements.

Credit Ratings

        Citigroup's ability to access the capital markets and other sources of funds, as well as the cost of these funds and its ability to maintain certain deposits, is dependent on its credit ratings. The table below indicates the current ratings for Citigroup. As a result of the Citigroup guarantee, changes in ratings for Citigroup Funding Inc. are the same as those of Citigroup.

Citigroup's Debt Ratings as of March 31, 2010

	Citigroup Inc.		Citigroup Funding Inc.		Citibank, N.A.
	Senior debt	Commercial paper	Senior debt	Commercial paper	Long- term	Short- term
Fitch Ratings	A+	F1+	A+	F1+	A+	F1+
Moody's Investors Service	A3	P-1	A3	P-1	A1	P-1
Standard & Poor's	A	A-1	A	A-1	A+	A-1

        On February 9, 2010, S&P affirmed the counterparty credit and debt ratings of Citi. At the same time, S&P revised its outlook on Citi to negative from stable, bringing it in line with many large bank holding companies. This action was the result of S&P's view that there is increased uncertainty about the U.S. government's willingness to provide extraordinary support to a number of systemically important financial institutions. Ratings outlooks from both Moody's and Fitch remain stable. However, continued uncertainty remains for the industry regarding proposed regulatory and legislative changes, and rating agency actions in response to such changes.

        Ratings downgrades by Fitch Ratings, Moody's Investors Service or Standard & Poor's could have material impacts on funding and liquidity through cash obligations, reduced funding capacity and due to collateral triggers. Because of the current credit ratings of Citigroup Inc., a one-notch downgrade of its senior debt/long-term rating may or may not impact Citigroup Inc.'s commercial paper/short-term rating by one notch. As of March 31, 2010, Citi currently believes that a one-notch downgrade of both the senior debt/long-term rating of Citigroup Inc. and a one-notch downgrade of Citigroup Inc.'s commercial paper/short-term rating, could likely result in the assumed loss of unsecured commercial paper ($10.8 billion) and tender option bonds funding ($2.5 billion) as well as derivative triggers and additional margin requirements ($1.1 billion). Additionally, other funding sources, such as repurchase agreements and other margin requirements for which there are no explicit triggers, could be adversely affected. The aggregate liquidity resources of Citigroup's parent holding company and broker-dealer stood at $82.3 billion as of March 31, 2010 in part as a contingency for such an event, and a broad range of mitigating actions are currently included in the Citigroup contingency funding plan. These mitigating factors include, but are not limited to, accessing funding capacity from existing clients, diversifying funding sources, adjusting the size of select trading books, and tailoring levels of reverse repurchase agreement lending.

        Citi currently believes that a more severe ratings downgrade scenario, such as a two-notch downgrade of the senior debt/long-term rating of Citigroup Inc., accompanied by a one-notch downgrade of Citigroup Inc.'s commercial paper/short-term rating, could result in an additional $1.2 billion in funding requirement in the form of cash obligations and collateral.

        Further, as of March 31, 2010, a one-notch downgrade of the senior debt/long-term ratings of Citibank, N.A. could result in an approximate $3.7 billion funding requirement in the form of collateral and cash obligations. Because of the current credit ratings of Citibank, N.A., a one-notch downgrade of its senior debt/long-term rating is unlikely to have any impact on its commercial paper/short-term rating. The significant bank entities, Citibank, N.A., and other bank vehicles have aggregate liquidity resources of $237.6 billion, and have a detailed contingency funding plan that encompasses a broad range of mitigating actions.

 OFF-BALANCE-SHEET ARRANGEMENTS

        Citigroup and its subsidiaries are involved with several types of off-balance-sheet arrangements, including special purpose entities (SPEs), primarily in connection with securitization activities in Regional Consumer Banking and Institutional Clients Group. Citigroup and its subsidiaries use SPEs principally to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup's financial assets, assisting clients in securitizing their financial assets and creating investment products for clients. For further information on Citi's securitization activities and involvement in SPEs, see Notes 1 and 14 to the Consolidated Financial Statements.

MANAGING GLOBAL RISK

        Citigroup's risk management framework balances strong corporate oversight with well-defined independent risk management functions for each business and region, as well as cross-business product expertise. The Citigroup risk management framework is described in Citigroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

CREDIT RISK

Loan and Credit Overview

        During the first quarter of 2010, Citigroup's aggregate loan portfolio increased by $130.3 billion to $721.8 billion primarily due to the adoption of SFAS 166/167. Excluding the impact of SFAS 166/167, the aggregate loan portfolio decreased by $16.0 billon. Citi's total allowance for loan losses totaled $48.7 billion at March 31, 2010, a coverage ratio of 6.80% of total loans, up from 6.09% at December 31, 2009 and 4.82% in the first quarter 2009.

        During the first quarter of 2010, Citigroup recorded a net release of $18 million to its credit reserves compared to a $2.6 billion build in the first quarter of 2009. The release consisted of a net release of $242 million for corporate loans ($180 million release in ICG and $62 million release in SAP), offset by a net build of $224 million for consumer loans ($386 million build in LCL, $25 million build in SAP, $180 million release in RCB, and a $7 million release in BAM).

        Net credit losses of $8.4 billion during the first quarter of 2010 decreased $1.4 billion from year-ago levels (on a managed basis). The decrease consisted of a net decrease of $239 million for consumer loans (mainly a $636 million decrease in LCL and a $375 million increase in RCB) and a decrease of $1.2 billion for corporate loans ($1.2 billion decrease in SAP, slightly offset by a $25 million increase in ICG).

        Consumer non-accrual loans totaled $15.6 billion at March 31, 2010, compared to $18.3 billion at December 31, 2009 and $14.9 billion at March 31, 2009 (prior periods on a managed basis). The consumer loan 90 days or more past due delinquency rate was 4.02% at March 31, 2010, compared to 4.28% at December 31, 2009 and 3.51% at March 31, 2009. During the first quarter of 2010, delinquencies declined in Citi's first and second mortgage portfolios in Citi Holdings, reflecting asset sales, organic improvement, and HAMP mortgage modifications moving to permanent status. The decrease in delinquencies was partially offset by higher delinquencies in the student loan portfolio due to the impact of the adoption of SFAS 166/167. The 30 to 89 days past due delinquency rate was 3.11% at March 31, 2010, compared to 3.46% at December 31, 2009 and 3.38% at March 31, 2009.

        Corporate non-accrual loans were $12.9 billion at March 31, 2010, compared to $13.5 billion at December 31, 2009 and $11.2 billion at March 31, 2009. The decrease from the prior quarter is mainly due to loan sales and paydowns, which were partially offset by increases due to weakening of certain specific credits.

        See below for Citi's loan and credit accounting policies.

 Loans Outstanding

In millions of dollars at year end	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009	2nd Qtr. 2009	1st Qtr. 2009
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$180,334	$183,842	$191,748	$197,358	$201,931
Installment, revolving credit, and other	69,111	58,099	57,820	61,645	64,359
Cards	127,818	28,951	36,039	33,750	35,406
Commercial and industrial	5,386	5,640	5,848	6,016	6,123
Lease financing	7	11	15	16	19

	$382,656	$276,543	$291,470	$298,785	$307,838

In offices outside the U.S.
Mortgage and real estate(1)	$49,421	$47,297	$47,568	$45,986	$42,580
Installment, revolving credit, and other	44,541	42,805	45,004	45,556	47,498
Cards	38,191	41,493	41,443	42,262	39,347
Commercial and industrial	14,828	14,780	14,858	13,858	15,550
Lease financing	771	331	345	339	288

	$147,752	$146,706	$149,218	$148,001	$145,263

Total consumer loans	$530,408	$423,249	$440,688	$446,786	$453,101
Unearned income	1,061	808	803	866	862

Consumer loans, net of unearned income	$531,469	$424,057	$441,491	$447,652	$453,963

Corporate loans
In U.S. offices
Commercial and industrial	$15,558	$15,614	$19,692	$26,125	$22,020
Loans to financial institutions	31,279	6,947	7,666	8,181	9,232
Mortgage and real estate(1)	21,283	22,560	23,221	23,862	29,486
Installment, revolving credit, and other	15,792	17,737	17,734	19,856	26,460
Lease financing	1,239	1,297	1,275	1,284	1,394

	$85,151	$64,155	$69,588	$79,308	$88,592

In offices outside the U.S.
Commercial and industrial	$64,903	$68,467	$73,564	$78,512	$72,243
Installment, revolving credit, and other	10,956	9,683	10,949	11,638	18,379
Mortgage and real estate(1)	9,771	9,779	12,023	11,887	10,422
Loans to financial institutions	19,003	15,113	16,906	15,856	16,493
Lease financing	663	1,295	1,462	1,560	1,620
Governments and official institutions	1,324	1,229	826	713	597

	$106,620	$105,566	$115,730	$120,166	$119,754

Total corporate loans	$191,771	$169,721	$185,318	$199,474	$208,346
Unearned income	(1,436)	(2,274)	(4,598)	(5,436)	(5,017)

Corporate loans, net of unearned income	$190,335	$167,447	$180,720	$194,038	$203,329

Total loans—net of unearned income	$721,804	$591,504	$622,211	$641,690	$657,292
Allowance for loan losses—on drawn exposures	(48,746)	(36,033)	(36,416)	(35,940)	(31,703)

Total loans—net of unearned income and allowance for credit losses	$673,058	$555,471	$585,795	$605,750	$625,589
Allowance for loan losses as a percentage of total loans—net of unearned income(2)	6.80%	6.09%	5.85%	5.60%	4.82%

Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(2)	7.84%	6.70%	6.44%	6.25%	5.29%

Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(2)	3.90%	4.56%	4.42%	4.11%	3.77%

(1)
Loans secured primarily by real estate.

(2)
First quarter 2010 excludes loans which are carried at fair value.

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

        Impaired loans are those where Citigroup believes it is probable that it will not collect all amounts due according to the original contractual terms of the loan. Impaired loans include corporate non-accrual loans as well as smaller-balance homogeneous loans whose terms have been modified due to the borrower's financial difficulties and Citigroup granted a concession to the borrower. Such modifications may include interest rate reductions and/or principal forgiveness. Valuation allowances for these loans are estimated considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's original contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. These totals exclude smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis, as well as substantially all loans modified for periods of 12 months or less.

        At March 31, 2010, loans included in those short-term programs amounted to $7.9 billion.

        The following table presents information about impaired loans:

In millions of dollars at year end	March 31, 2010	December 31, 2009
Non-accrual corporate loans
Commercial and industrial	$6,776	$6,347
Loans to financial institutions	1,044	1,794
Mortgage and real estate	3,406	4,051
Lease financing	59	—
Other	1,647	1,287

Total non-accrual corporate loans	$12,932	$13,479

Impaired consumer loans(1)
Mortgage and real estate	$14,136	$10,629
Installment and other	4,578	3,853
Cards	5,026	2,453

Total impaired consumer loans	$23,740	$16,935

Total(2)	$36,672	$30,414

Non-accrual corporate loans with valuation allowances	$8,626	$8,578
Impaired consumer loans with valuation allowances	23,042	16,453

Non-accrual corporate valuation allowance	$2,569	$2,480
Impaired consumer valuation allowance	7,157	4,977

Total valuation allowances(3)	$9,726	$7,457

(1)
Prior to 2008, Citi's financial accounting systems did not separately track impaired smaller-balance, homogeneous consumer loans whose terms were modified due to the borrowers' financial difficulties and it was determined that a concession was granted to the borrower. Smaller-balance consumer loans modified since January 1, 2008 amounted to $22.6 billion and $15.9 billion at March 31, 2010 and December 31, 2009, respectively. However, information derived from Citi's risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $24.6 billion and $18.1 billion at March 31, 2010 and December 31, 2009, respectively.

(2)
Excludes loans purchased for investment purposes.

(3)
Included in the Allowance for loan losses.

Loan Accounting Policies

        The following are Citigroup's accounting policies for Loans, Allowance for Loan Losses and related lending activities.

Loans

        Loans are reported at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs except that credit card receivable balances also include accrued interest and fees. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to income over the lives of the related loans.

        As described in Note 17 to the Consolidated Financial Statements, Citi has elected fair value accounting for certain loans. Such loans are carried at fair value with changes in fair value reported in earnings. Interest income on such loans is recorded in Interest revenue at the contractually specified rate.

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

        Prior to 2010, U.S. credit card receivables were classified at origination as loans-held-for-sale to the extent that management did not have the intent to hold the receivables for the foreseeable future or until maturity. Prior to 2010, the U.S. credit card securitization forecast for the three months following the latest balance sheet date, excluding replenishments, was the basis for the amount of such loans classified as held-for-sale. Cash flows related to U.S. credit card loans classified as held-for-sale at origination or acquisition are reported in the cash flows from operating activities category on the line Change in loans held-for-sale.

Consumer loans

        Consumer loans represent loans and leases managed primarily by the Regional Consumer Banking and Local Consumer Lending businesses. As a general rule, interest accrual ceases for installment and real estate (both open- and closed-end) loans when payments are 90 days contractually past due. For credit cards and unsecured revolving loans, however, Citi generally accrues interest until payments are 180 days past due. Loans that have been modified to grant a short-term or long-term concession to a borrower who is in financial difficulty may not be accruing interest at the time of the modification. The policy for returning such modified loans to accrual status varies by product and/or region. In most cases, a minimum number of payments (ranging from one to six) are required, while in other cases the loan is never returned to accrual status.

        Citi's charge-off policies follow the general guidelines below:

  •
  Unsecured installment loans are charged off at 120 days past due.

  •
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

  •
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

Corporate loans

        Corporate loans represent loans and leases managed by ICG or the Special Asset Pool. Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well-collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan.

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

Corporate loans

        In the Corporate portfolios, the allowance for loan losses includes an asset-specific component and a statistically-based component. The asset specific component is calculated under ASC 310-10-35, Receivables—Subsequent Measurement (formerly SFAS 114) on an individual basis for larger-balance, non-homogeneous loans, which are considered impaired. An asset-specific allowance is established when the discounted cash flows, collateral value (less disposal costs), or observable market price of the impaired loan is lower than its carrying value. This allowance considers the borrower's overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors and, if appropriate, the realizable value of any collateral. The asset specific component of the allowance for smaller balance impaired loans is calculated on a pool basis considering historical loss experience. The allowance for the remainder of the loan portfolio is calculated under ASC 450, Contingencies (formerly SFAS 5) using a statistical methodology, supplemented by management judgment. The statistical analysis considers the portfolio's size, remaining tenor, and credit quality as measured by internal risk ratings assigned to individual credit facilities, which reflect probability of default and loss given default. The statistical analysis considers historical default rates and historical loss severity in the event of default, including historical average levels and historical variability. The result is an estimated range for inherent losses. The best estimate within the range is then determined by management's quantitative and qualitative assessment of current conditions, including general economic conditions, specific industry and geographic trends, and internal factors including portfolio concentrations, trends in internal credit quality indicators, and current and past underwriting standards.

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

        Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing, and classified loans, trends in volumes and terms of loans, an evaluation of overall credit quality, the credit process, including lending policies and procedures, and economic, geographical, product and other environmental factors. In addition, valuation allowances are determined for impaired smaller-balance homogeneous loans whose terms have been modified due to the borrowers' financial difficulties and where it has been determined that a concession was granted to the borrower. Such modifications may include interest rate reductions, principal forgiveness and/or term extensions. Where long-term concessions have been granted, such modifications are accounted for as "troubled debt restructurings" (TDRs). The allowance for loan losses for TDRs is determined in accordance with ASC-310-10-35 by comparing expected cash flows of the loans discounted at the loans' original effective interest rates to the carrying value of the loans. Where short-term concessions have been granted, the allowance for loan losses is materially consistent with the requirements of ASC-310-10-35.

Reserve Estimates and Policies

        Management provides reserves for an estimate of probable losses inherent in the funded loan portfolio on the balance sheet in the form of an allowance for loan losses. These reserves are established in accordance with Citigroup's Credit Reserve Policies, as approved by the Audit Committee of the Board of Directors. Citi's Chief Risk Officer and Chief Financial Officer review the adequacy of the credit loss reserves each quarter with representatives from the Risk Management and Finance staffs for each applicable business area.

        The above-mentioned representatives covering the business areas having classifiably managed portfolios, where internal credit-risk ratings are assigned (primarily ICG, Regional Consumer Banking and Local Consumer Lending), or modified consumer loans, where concessions were granted due to the borrowers' financial difficulties present recommended reserve balances for their funded and unfunded lending portfolios along with supporting quantitative and qualitative data. The quantitative data include:

  •
  Estimated probable losses for non-performing, non-homogeneous exposures within a business line's classifiably managed portfolio and impaired smaller-balance homogeneous loans whose terms have been modified due to the borrowers' financial difficulties, and it was determined that a concession was granted to the borrower. Consideration may be given to the following, as appropriate, when determining this estimate: (i) the present value of expected future cash flows discounted at the loan's original effective rate; (ii) the borrower's overall financial condition, resources and payment record; and (iii) the prospects for support from financially responsible guarantors or the realizable value of any collateral. When impairment is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the Provision for loan losses.

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

        In addition, representatives from both the Risk Management and Finance staffs that cover business areas that have delinquency-managed portfolios containing smaller homogeneous loans present their recommended reserve balances based upon leading credit indicators, including loan delinquencies and changes in portfolio size as well as economic trends including housing prices, unemployment and GDP. This methodology is applied separately for each individual product within each different geographic region in which these portfolios exist.

        This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, loss recovery rates, the size and diversity of individual large credits, and the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing, among other things, are all taken into account during this review. Changes in these estimates could have a direct impact on the credit costs in any quarter and could result in a change in the allowance. Changes to the reserve flow through the Consolidated Statement of Income on the line Provision for loan losses.

Allowance for Unfunded Lending Commitments

        A similar approach to the allowance for loan losses is used for calculating a reserve for the expected losses related to unfunded loan commitments and standby letters of credit. This reserve is classified on the balance sheet in Other liabilities. Changes to the allowance for unfunded lending commitments flow through the Consolidated Statement of Income on the line Provision for unfunded lending commitments.

 Details of Credit Loss Experience

In millions of dollars	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009	2nd Qtr. 2009	1st Qtr. 2009
Allowance for loan losses at beginning of period	$36,033	$36,416	$35,940	$31,703	$29,616

Provision for loan losses
Consumer	$8,244	$7,077	$7,321	$10,010	$8,010
Corporate	122	764	1,450	2,223	1,905

	$8,366	$7,841	$8,771	$12,233	$9,915

Gross credit losses
Consumer
In U.S. offices	$6,942	$4,360	$4,459	$4,694	$4,124
In offices outside the U.S.	1,797	2,187	2,406	2,305	1,936
Corporate
In U.S. offices	404	478	1,101	1,216	1,176
In offices outside the U.S.	155	877	483	558	424

	$9,298	$7,902	$8,449	$8,773	$7,660

Credit recoveries
Consumer
In U.S. offices	$419	$160	$149	$131	$136
In offices outside the U.S.	300	327	288	261	213
Corporate
In U.S. offices	177	246	30	4	1
In offices outside the U.S.	18	34	13	22	28

	$914	$767	$480	$418	$378

Net credit losses
In U.S. offices	$6,750	$4,432	$5,381	$5,775	$5,163
In offices outside the U.S.	1,634	2,703	2,588	2,580	2,119

Total	$8,384	$7,135	$7,969	$8,355	$7,282

Other—net(1)(2)(3)(4)(5)	$12,731	$(1,089)	$(326)	$359	$(546)

Allowance for loan losses at end of period(6)	$48,746	$36,033	$36,416	$35,940	$31,703

Allowance for loan losses as a % of total loans	6.80%	6.09%	5.85%	5.60%	4.82%
Allowance for unfunded lending commitments(7)	$1,122	$1,157	$1,074	$1,082	$947

Total allowance for loan losses and unfunded lending commitments	$49,868	$37,190	$37,490	$37,022	$32,650

Net consumer credit losses	$8,020	$6,060	$6,428	$6,607	$5,711
As a percentage of average consumer loans	6.04%	5.43%	5.66%	5.88%	4.95%

Net corporate credit losses	$364	$1,075	$1,541	$1,748	$1,571
As a percentage of average corporate loans	0.19%	0.61%	0.82%	0.89%	0.79%

Allowance for loan losses at end of period(8)
Citicorp	$18,503	$10,731	$10,956	$10,676	$9,088
Citi Holdings	30,243	25,302	25,460	25,264	22,615

Total Citigroup	$48,476	$36,033	$36,416	$35,940	$31,703

Allowance by type
Consumer(9)	$41,422	$28,397	$28,420	$27,969	$24,036
Corporate	7,324	7,636	7,996	7,971	7,667

Total Citigroup	$48,746	$36,033	$36,416	$35,940	$31,703

(1)
The first quarter of 2010 primarily includes $13.4 billion related to the impact of consolidating entities in connection with Citi's adoption of SFAS 166/167 as of January 1, 2010 and reductions of approximately $640 million related to the sale or transfer to held-for-sale of U.S. and U.K. real estate lending loans.

(2)
The fourth quarter of 2009 includes a reduction of approximately $335 million related to securitizations and approximately $400 million related to the sale or transfer to held-for-sale of U.S. real estate lending loans.

(3)
The third quarter of 2009 primarily includes a reduction to the credit loss reserves of $562 million related to the transfer of the U.K. Cards portfolio to held-for-sale partially offset by increases related to FX translation.

(4)
The second quarter of 2009 primarily includes increases to the credit loss reserves primarily related to FX translation.

(5)
The first quarter of 2009 primarily includes reductions to the credit loss reserves of $213 million related to securitizations and reductions of approximately $320 million primarily related to FX translation.

(6)
Included in the allowance for loan losses are reserves for loans which have been subject to troubled debt restructurings (TDRs) of $6,926 million, $4,819 million, $4,587 million, $3,810 million and $2,760 million as of March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively.

(7)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded in Other Liabilities on the Consolidated Balance Sheet.

(8)
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

(9)
Included in the first quarter of 2010 consumer loan loss reserve is $21.7 billion related to Citi's global credit card portfolio and reflects the adoption of SFAS 166/167 as of January 1, 2010. See discussion on page 3 and Note 1 to the Consolidated Financial Statements.

Non-Accrual Assets

        The table below summarizes Citigroup's view of non-accrual loans as of the periods indicated. Non-accrual loans are loans in which the borrower has fallen behind in interest payments or, for corporate loans, where Citi has determined that the payment of interest or principal is doubtful, and which are therefore considered impaired. As discussed under "Loan Accounting Policies" above, in situations where Citi reasonably expects that only a portion of the principal and interest owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income. There is no industry-wide definition of non-accrual assets, however, and as such, analysis across the industry is not always comparable.

        Corporate non-accrual loans may still be current on interest payments. Consistent with industry conventions, Citi generally accrues interest on credit card loans until such loans are charged-off, which typically occurs at 180 days' contractual delinquency. As such, the non-accrual loan disclosures in this section do not include credit card loans.

Non-accrual loans

In millions of dollars	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009	2nd Qtr. 2009	1st Qtr. 2009
Citicorp	$5,024	$5,353	$5,507	$5,395	$3,951
Citi Holdings	23,544	26,387	27,177	22,851	22,160

Total non-accrual loans (NAL)	$28,568	$31,740	$32,684	$28,246	$26,111

Corporate non-accrual loans(1)
North America	$5,660	$5,621	$5,263	$3,499	$3,789
EMEA	5,834	6,308	7,969	7,690	6,479
Latin America	608	569	416	230	300
Asia	830	981	1,061	1,056	635

	$12,932	$13,479	$14,709	$12,475	$11,203

Citicorp	$2,975	$3,238	$3,300	$3,159	$1,935
Citi Holdings	9,957	10,241	$11,409	$9,316	$9,268

	$12,932	$13,479	$14,709	$12,475	$11,203

Consumer non-accrual loans(1)
North America	$12,966	$15,111	$14,609	$12,154	$11,687
EMEA	790	1,159	1,314	1,356	1,128
Latin America	1,246	1,340	1,342	1,520	1,338
Asia	634	651	710	741	755

	$15,636	$18,261	$17,975	$15,771	$14,908

Citicorp	$2,049	$2,115	$2,207	$2,236	$2,016
Citi Holdings	13,587	16,146	15,768	13,535	12,892

	$15,636	$18,261	$17,975	$15,771	$14,908

(1)
Excludes purchased distressed loans as they are generally accreting interest. The carrying value of these loans was $804 million at March 31, 2010, $920 million at December 31, 2009, $1.267 billion at September 30, 2009, $1.509 billion at June 30, 2009, and $1.328 billion at March 31, 2009.

Non-Accrual Assets (continued)

        The table below summarizes Citigroup's other real estate owned (OREO) assets. This represents the carrying value of all property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

OREO	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009	2nd Qtr. 2009	1st Qtr. 2009
Citicorp	$881	$874	$284	$291	$307
Citi Holdings	632	615	585	664	854
Corporate/Other	8	11	15	14	41

Total OREO	$1,521	$1,500	$884	$969	$1,202

North America	$1,291	$1,294	$682	$789	$1,115
EMEA	134	121	105	97	65
Latin America	51	45	40	29	20
Asia	45	40	57	54	2

	$1,521	$1,500	$884	$969	$1,202

Other repossessed assets(1)	$64	$73	$76	$72	$78

(1)
Primarily transportation equipment, carried at lower of cost or fair value, less costs to sell.

Non-accrual assets—Total Citigroup	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009	2nd Qtr. 2009	1st Qtr. 2009
Corporate non-accrual loans	$12,932	$13,479	$14,709	$12,475	$11,203
Consumer non-accrual loans	15,636	18,261	17,975	15,771	14,908

Non-accrual loans (NAL)	$28,568	$31,740	$32,684	$28,246	$26,111

OREO	$1,521	$1,500	$884	$969	$1,202
Other repossessed assets	64	73	76	72	78

Non-accrual assets (NAA)	$30,153	$33,313	$33,644	$29,287	$27,391

NAL as a percentage of total loans	3.96%	5.37%	5.25%	4.40%	3.97%
NAA as a percentage of total assets	1.51%	1.79%	1.78%	1.58%	1.50%
Allowance for loan losses as a percentage of NAL(1)	171%	114%	111%	127%	121%

(1)
The allowance for loan losses includes the allowance for credit card and purchased distressed loans, while the non-accrual loans exclude credit card balances and purchased distressed loans as these generally continue to accrue interest until write-off.

Non-accrual assets—Total Citicorp	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009	2nd Qtr. 2009	1st Qtr. 2009
Non-accrual loans (NAL)	$5,024	$5,353	$5,507	$5,395	$3,951
OREO	881	874	284	291	307
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$5,905	$6,227	$5,791	$5,686	$4,258

NAA as a percentage of total assets	0.48%	0.55%	0.54%	0.54%	0.42%
Allowance for loan losses as a percentage of NAL(1)	368%	200%	199%	198%	230%

Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)	$23,544	$26,387	$27,177	$22,851	$22,160
OREO	632	615	585	664	854
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$24,176	$27,002	$27,762	$23,515	$23,014

NAA as a percentage of total assets	4.81%	5.54%	4.99%	4.04%	3.84%
Allowance for loan losses as a percentage of NAL(1)	128%	96%	94%	111%	102%

(1)
The allowance for loan losses includes the allowance for credit card ($21.7 billion at March 31, 2010) and purchased distressed loans, while the non-accrual loans exclude credit card balances and purchased distressed loans as these generally continue to accrue interest until write-off.

N/A    Not available at the Citicorp or Citi Holdings level.

Renegotiated Loans

In millions of dollars at year end	1st Qtr. 2010	4th Qtr. 2009
Renegotiated loans(1)(2)
In U.S. offices	$19,064	$13,421
In offices outside the U.S.	3,919	3,643

	$22,983	$17,064

(1)
Smaller-balance, homogeneous renegotiated loans were derived from Citi's risk management systems.

(2)
Also includes Corporate and Commercial Business loans.

Representations and Warranties

        When selling a loan, Citi makes various representations and warranties. In the event of a breach of these representations and warranties, Citi may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest), with the identified defects, or indemnify ("make whole") the investor or insurer. Citigroup's repurchases are primarily from Government Sponsored Entities. The specific representations and warranties made by Citi depend on the nature of the transaction and the requirements of the buyer. Market conditions and credit-ratings agency requirements may also affect representations and warranties and the other provisions Citi may agree to in loan sales. Citi has recorded a repurchase reserve that is included in Other liabilities in the Consolidated Balance Sheet. In the case of a repurchase, Citi will bear any subsequent credit loss on the mortgage loans.

        Citi's representations and warranties are generally not subject to stated limits in amount or time of coverage. However, contractual liability arises only when the representations and warranties are breached and generally only when a loss results from the breach. In the case of a repurchase, the loan is typically considered a credit-impaired loan and accounted for under SOP 03-3, "Accounting for Certain Loans and Debt Securities, Acquired in a Transfer" (now incorporated into ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality). These repurchases have not had a material impact on nonperforming loan statistics because credit-impaired purchased SOP 03-3 loans are not included in nonaccrual loans.

        In the case of a repurchase of a credit-impaired SOP 03-3 loan, the difference between the loan's fair value and unpaid principal balance at the time of the repurchase is recorded as a utilization of the repurchase reserve. Payments to make the investor whole are also treated as utilizations and charged directly against the reserve. The provision for estimated probable losses arising from loan sales is recorded as an adjustment to the gain on sale, which is included in Other revenue in the Consolidated Statement of Income. A liability for representations and warranties is estimated when Citi sells loans and is updated quarterly. Any change in estimate is recorded in Other revenue in the Consolidated Statement of Income.

        The activity in the repurchase reserve for the quarters ended March 31, 2010 and March 31, 2009 is as follows:

In millions of dollars	2010	2009
Balance, beginning of period	$482	$75
Additions for new sales	5	5
Change in estimate	—	171
Utilizations	(37)	(33)

Balance, end of period	$450	$218

Consumer Loan Details

Consumer Loan Delinquency Amounts and Ratios

	Total loans(6)	90+ days past due(1)			30-89 days past due(1)
In millions of dollars, except EOP loan amounts in billions	Mar. 2010	Mar. 2010	Dec. 2009	Mar. 2009	Mar. 2010	Dec. 2009	Mar. 2009
Citicorp
Total	$220.8	$4,005	$4,070	$3,939	$4,289	$4,252	$4,649
Ratio		1.81%	1.81%	1.86%	1.94%	1.89%	2.19%
Retail Bank
Total	110.6	863	784	700	1,197	1,021	1,111
Ratio		0.78%	0.73%	0.69%	1.08%	0.95%	1.10%
North America	31.5	142	106	99	236	81	92
Ratio		0.45%	0.33%	0.29%	0.75%	0.25%	0.27%
EMEA	4.9	52	60	58	182	203	213
Ratio		1.06%	1.15%	1.06%	3.71%	3.90%	3.87%
Latin America	19.4	433	382	280	357	300	290
Ratio		2.23%	2.10%	1.82%	1.84%	1.65%	1.88%
Asia	54.8	236	236	263	422	437	516
Ratio		0.43%	0.46%	0.57%	0.77%	0.85%	1.12%
Citi-Branded Cards(2)(3)
Total	110.2	3,142	3,286	3,239	3,092	3,231	3,538
Ratio		2.85%	2.80%	2.92%	2.81%	2.75%	3.19%
North America	77.7	2,304	2,371	2,307	2,145	2,182	2,337
Ratio		2.96%	2.82%	2.82%	2.76%	2.59%	2.86%
EMEA	2.9	77	85	58	113	140	131
Ratio		2.66%	2.82%	2.33%	3.91%	4.67%	5.24%
Latin America	12.1	497	553	555	473	556	683
Ratio		4.11%	4.46%	4.91%	3.91%	4.48%	6.04%
Asia	17.5	264	277	319	361	353	387
Ratio		1.51%	1.55%	2.07%	2.06%	1.97%	2.51%
Citi Holdings—Local Consumer Lending
Total	308.9	16,808	18,457	15,478	11,836	13,945	14,058
Ratio		5.66%	6.11%	4.54%	3.99%	4.62%	4.12%
International	27.7	953	1,362	1,380	1,059	1,482	1,964
Ratio		3.44%	4.22%	3.59%	3.82%	4.59%	5.11%
North America retail partners cards(2)(3)	54.5	2,385	2,681	2,791	2,374	2,674	2,826
Ratio		4.38%	4.42%	4.36%	4.36%	4.41%	4.42%
North America (excluding cards)(4)(5)	226.7	13,470	14,414	11,307	8,403	9,789	9,268
Ratio		6.27%	6.89%	4.74%	3.91%	4.68%	3.88%

Total Citigroup (excluding Special Asset Pool)	$529.7	$20,813	$22,527	$19,417	$16,125	$18,197	$18,707
Ratio		4.02%	4.28%	3.51%	3.11%	3.46%	3.38%

(1)
The ratios of 90 days or more past due and 30 to 89 days past due are calculated based on end-of-period loans.

(2)
The 90 days or more past due balances for Citi-branded cards and retail partners cards are generally still accruing interest. Citigroup's policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(3)
The above information presents consumer credit information on a managed basis. Citigroup adopted SFAS 166/167 effective January 1, 2010. As a result, beginning in the first quarter of 2010, there is no longer a difference between reported and managed delinquencies. Prior quarters' managed delinquencies are included herein for comparative purposes to the 2010 first quarter delinquencies. Managed basis reporting historically impacted the North America Regional Consumer Banking—Citi-branded cards and the Local Consumer Lending—retail partner cards businesses. The historical disclosures reflect the impact from credit card securitizations only. See discussion of adoption of SFAS 166/167 on page 3 and Note 1 to the Consolidated Financial Statements.

(4)
The 90 or more and 30 to 89 days past due and related ratio for North America LCL (excluding cards) excludes U.S. mortgage loans that are guaranteed by U.S. government sponsored agencies since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90 days or more past due and (end-of-period loans) for each period are: $5.2 billion ($9.0 billion), $5.4 billion ($9.0 billion), and $3.6 billion ($7.1 billion) as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The amounts excluded for loans 30 to 89 days past due (end-of-period loans have the same adjustment as above) for each period are: $1.2 billion, $1.0 billion, and $0.6 billion, as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

(5)
The March 31, 2010 loans 90 days or more past due and 30-89 days or more past due and related ratios for North America (ex Cards) excludes $2.9 billion of loans that are carried at fair value.

(6)
Total loans include interest and fees on credit cards.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	1Q10	1Q10	4Q09	1Q09
Citicorp
Total	$221.5	$3,040	$1,388	$1,174
Add: impact of credit card securitizations(3)		—	1,727	1,491
Managed NCL		$3,040	$3,115	$2,665
Ratio		5.57%	5.50%	5.06%
Retail Bank
Total	109.5	289	409	338
Ratio		1.07%	1.49%	1.36%
North America	32.2	73	88	56
Ratio		0.94%	1.04%	0.66%
EMEA	5.0	47	84	60
Ratio		3.88%	5.99%	4.50%
Latin America	18.5	91	149	112
Ratio		1.96%	3.31%	2.96%
Asia	53.8	78	88	110
Ratio		0.60%	0.68%	0.98%
Citi-Branded Cards
Total	112.0	2,751	979	836
Add: impact of credit card securitizations(3)		—	1,727	1,491
Managed NCL		2,751	2,706	2,327
Ratio		9.96%	9.27%	8.40%
North America	79.2	2,084	220	201
Add: impact of credit card securitizations(3)		—	1,727	1,491
Managed NCL		2,084	1,947	1,692
Ratio		10.67%	9.30%	8.27%
EMEA	2.9	50	54	29
Ratio		6.97%	7.13%	4.68%
Latin America	12.1	418	476	429
Ratio		14.03%	15.37%	15.30%
Asia	17.8	199	229	177
Ratio		4.50%	5.20%	4.60%
Citi Holdings—Local Consumer Lending
Total	318.0	4,938	4,612	4,517
Add: impact of credit card securitizations(3)		—	1,118	1,057
Managed NCL		4,938	5,730	5,574
Ratio		6.30%	7.12%	6.36%
International	30.0	612	784	818
Ratio		8.27%	8.74%	8.44%
North America retail partners cards	57.1	1,932	845	901
Add: impact of credit card securitizations(3)		—	1,118	1,057
Managed NCL		1,932	1,963	1,958
Ratio		13.72%	12.81%	11.98%
North America (excluding cards)	230.9	2,394	2,983	2,798
Ratio		4.20%	5.31%	4.54%

Total Citigroup (excluding Special Asset Pool)	$539.5	$7,978	$6,000	$5,691
Add: impact of credit card securitizations(3)		—	2,845	2,548
Managed NCL		7,978	8,845	8,239
Ratio		6.00%	6.45%	5.87%

(1)
Average loans include interest and fees on credit cards.

(2)
The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)
See page 3 and Note 1 to the Consolidated Financial Statements for a discussion of the impact of SFAS 166/167.

 Consumer Loan Modification Programs

        Citigroup has instituted a variety of modification programs to assist borrowers with financial difficulties. These programs include modifying the original loan terms, reducing interest rates, extending the remaining loan duration and/or waiving a portion of the remaining principal balance. At March 31, 2010, Citi's programs consist of the U.S. Treasury's Home Affordable Modification Program (HAMP), as well as short-term forbearance and long-term modification programs, each summarized below.

        HAMP.    The HAMP is designed to reduce monthly first mortgage payments to a 31% housing debt ratio by lowering the interest rate, extending the term of the loan and forbearing principal of certain eligible borrowers who have defaulted on their mortgages or who are at risk of imminent default due to economic hardship. In order to be entitled to loan modifications, borrowers must complete a three- to five-month trial period, make the agreed payments and provide the required documentation. Beginning March 1, 2010, documentation is required to be provided prior to beginning the trial period, whereas prior to that date, it was required to be provided before the end of the trial period. This change generally means that Citi is able to verify income up front for potential HAMP participants before they begin making lower monthly payments. Citi currently believes this change will limit the number of borrowers who ultimately fall out from the trials and potentially mitigates the impact of HAMP trial participants on early bucket delinquency data.

        During the trial period, Citi requires that the original terms of the loans remain in effect pending completion of the modification. As of March 31, 2010, approximately $6.1 billion of first mortgages were enrolled in the HAMP trial period, while $1.5 billion have successfully completed the trial period. Upon completion of the trial period, the terms of the loan are contractually modified, and it is accounted for as a "troubled debt restructuring" (see "Long-term programs" below). For additional information on HAMP, see "U.S. Consumer Mortgage Lending" below.

        Citi also recently agreed to participate in the U.S. Treasury's HAMP second mortgage program, which requires Citi to either: (1) modify the borrower's second mortgage according to a defined protocol; or (2) accept a lump sum payment from the U.S. Treasury in exchange for full extinguishment of the second mortgage. For a borrower to qualify, the borrower must have successfully modified his/her first mortgage under the HAMP and met other criteria.

        Short-term programs.    Citigroup has also instituted interest rate reduction programs (primarily in the U.S.) to assist borrowers experiencing temporary hardships. These programs include short-term (12 months or less) interest rate reductions and deferrals of past due payments. The loan volume under these short-term programs increased significantly during 2009, and loan loss reserves for these loans have been enhanced, giving consideration to the higher risk associated with those borrowers and reflecting the estimated future credit losses for those loans. See "Loan Accounting Policies" above for a further discussion of the allowance for loan losses for such modified loans.

        The following table presents the amounts of gross loans modified under short-term interest rate reduction programs in the U.S. (excluding HAMP trial modifications) as of March 31, 2010.

	March 31, 2010
In millions of dollars	Accrual	Non-accrual
Mortgage and real estate	$2,505	$34
Cards	3,800	—
Installment and other	1,599	9

        Long-term programs.    Long-term modification programs or troubled debt restructurings (TDRs) occur when the terms of a loan have been modified due to the borrowers' financial difficulties and a long-term concession has been granted to the borrower. Substantially all programs in place provide permanent interest rate reductions. See "Loan Accounting Policies" above for a discussion of the allowance for loan losses for such modified loans.

        The following table presents these TDRs as of March 31, 2010 and December 31, 2009:

	Accrual		Non-accrual
In millions of dollars	Mar. 31, 2010	Dec. 31, 2009	Mar. 31, 2010	Dec. 31, 2009
Mortgage and real estate	$11,596	$8,654	$2,007	$1,413
Cards	5,004	2,303	22	150
Installment and other	3,515	3,128	432	250

        Payment deferrals that do not continue to accrue interest primarily occur in the U.S. residential mortgage business. Other payment deferrals continue to accrue interest and are not deemed to offer concessions to the customer. Other types of concessions are not material.

        As discussed in more detail in "U.S. Consumer Mortgage Lending" and "North America Cards" below, the measurement of the success of Citi's loan modification programs varies by program objectives, type of loan, geography, and other factors. Citigroup uses a variety of metrics to evaluate success, including re-default rates and balance reduction trends. These metrics may be compared against the performance of similarly situated customers who did not receive concessions.

U.S. Consumer Mortgage Lending

Overview

        Citi's North America consumer mortgage portfolio consists of both first lien and second lien mortgages. As of March 31, 2010, the first lien mortgage portfolio totaled approximately $116 billion while the second lien mortgage portfolio was approximately $55 billion. Although the majority of the mortgage portfolio is managed by LCL within Citi Holdings, there are $19 billion of first lien mortgages and $5 billion of second lien mortgages reported in Citicorp.

        Citi's first lien mortgage portfolio includes $9.4 billion of loans with Federal Housing Administration or Veterans Administration guarantees. These portfolios consist of loans originated to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally have higher loan-to-value ratios (LTVs). These loans have high delinquency rates but, given the guarantees, Citi has experienced negligible credit losses on these loans. The first lien mortgage portfolio also includes $1.7 billion of loans with LTVs above 80%, which have insurance through private mortgage insurance (PMI) companies, and $3.5 billion of loans subject to Long-Term Standby Commitments(1) with U.S. government sponsored enterprises (GSEs), for which Citi has limited exposure to credit losses.

        Citi's second lien mortgage portfolio includes $1.7 billion of loans subject to LTSCs with GSEs, for which Citi has limited exposure to credit losses.

        Citi's allowance for loan loss calculations take into consideration the impact of these guarantees.

Consumer Mortgage Quarterly Trends—Delinquencies and Net Credit Losses

        The following charts detail the quarterly trends in delinquencies and net credit losses for the Citi's first and second North America consumer mortgage portfolios.

        In the first mortgage portfolio, both delinquencies and net credit losses are impacted by the HAMP trial loans and the growing backlog of foreclosures in process. The growing amount of foreclosures in process, which is related to an industry-wide phenomenon resulting from foreclosure moratoria and other efforts to prevent or forestall foreclosure, have specific implications on the portfolio:

  •
  It tends to inflate the amount of 180+ day delinquencies in our mortgage statistics.

  •
  It can result in increasing levels of consumer non-accrual loans, as we are unable to take possession of the underlying assets and sell these properties on a timely basis.

  •
  It may have a dampening effect on net interest margin (NIM) as non-accrual assets build on the company's balance sheet.

As discussed in "Consumer Loan Modification Programs" above, Citigroup also offers short-term and long-term real estate loan modification programs. Citi monitors the performance of its real estate loan modification programs by tracking credit loss rates by vintage. At 18 months after modifying an account, in Citi's experience to date, credit loss rates are typically reduced by approximately one-third compared to similar accounts that were not modified.

        Currently, Citi's efforts are concentrated on the HAMP. Contractual modifications of loans that successfully completed the HAMP trial period began in September 2009; accordingly, this is the earliest HAMP vintage available for comparison. While still early, and while Citi continues to evaluate the impact of HAMP, Citi's experience to date is that re-default rates are likely to be lower for HAMP modified loans as compared to non-HAMP programs.

        As previously disclosed, loans in the HAMP trial modification period that do not make their original contractual payment are reported as delinquent, even if the reduced payments agreed to under the program are made by the borrower. Upon conclusion of the trial period, loans that are not modified permanently are returned to the delinquency status in which they began their trial period, adjusted for the number of payments received during trial period. If the loans are modified permanently, they will be returned to current status.

        Citigroup believes that the success rate of the HAMP will be a key factor influencing net credit losses from delinquent first mortgage loans, at least during the first half of 2010, and the outcome of the program will largely depend on the success rates of borrowers completing the trial period and meeting the documentation requirements.

        As set forth in the charts below, both first and second mortgages experienced lower net credit losses and lower 90 days or more delinquencies in the first quarter of 2010. Net credit losses on first mortgages declined during the quarter, primarily due to HAMP loan conversions, an improvement in loan loss severity and approximately $1 billion of asset sales during the quarter. As of March 31, 2010, over $2 billion of HAMP trial modifications in Citi's on-balance sheet portfolio were converted to permanent modifications (including $1.5 billion of HAMP modifications).

        For second mortgages, the net credit loss decrease during the quarter was driven by roll rate improvement.

(1)
A Long-Term Standby Commitment (LTSC) is a structured transaction in which Citi transfers the credit risk of certain eligible loans to an investor in exchange for a fee. These loans remain on balance sheet unless they reach a certain delinquency level (between 120 and 180 days), in which case the LTSC investor is required to buy the loan at par.

Note: Includes loans for Canada and Puerto Rico. Loans 90 days or more past due exclude loans recorded at fair value and U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominately resides with the U.S. agencies.

Note: Includes loans for Canada and Puerto Rico. Loans 90 days or more past due exclude loans recorded at fair value and U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominately resides with the U.S. agencies.

Consumer Mortgage FICO and LTV

        Data appearing in the tables below have been sourced from Citigroup's risk systems and, as such, may not reconcile with disclosures elsewhere generally due to differences in methodology or variations in the manner in which information is captured. Citi has noted such variations in instances where it believes they could be material to reconcile the information presented elsewhere.

        Citi's credit risk policy is not to offer option adjustable rate mortgages (ARMs)/negative amortizing mortgage products to its customers. As a result, option ARMs/negative amortizing mortgages represent an insignificant portion of total balances that were acquired only incidentally as part of prior portfolio and business purchases.

        A portion of loans in the U.S. consumer mortgage portfolio currently requires a payment to satisfy only the current accrued interest for the payment period, or an interest only payment. Citi's mortgage portfolio includes approximately $29 billion of first and second lien home equity lines of credit (HELOCs) that are still within their revolving period and have not commenced amortization. The interest only payment feature during the revolving period is standard for the HELOC product across the industry. The first mortgage portfolio contains approximately $33 billion of ARMs that are currently required to make an interest only payment. These loans will be required to make a fully amortizing payment upon expiration of their interest only payment period, and most will do so within a few years of origination. Borrowers that are currently required to make an interest only payment cannot select a lower payment that would negatively amortize the loan. First mortgage loans with this payment feature are primarily to high credit quality borrowers that have on average significantly higher refreshed FICO scores than other loans in the first mortgage portfolio.

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

Balances: March 31, 2010—First Lien Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	59%	6%	7%
80% < LTV ≤ 100%	13%	7%	8%
LTV > 100%	N.M.	N.M	N.M.

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	28%	4%	10%
80% < LTV ≤ 100%	17%	3%	10%
LTV > 100%	15%	3%	10%

Note: N.M.—Not meaningful. First lien mortgage table excludes loans in Canada and Puerto Rico. Table excludes loans guaranteed by U.S. government sponsored agencies, loans recorded at fair value and loans subject to LTSCs. Table also excludes $1.8 billion from At Origination balances and $0.6 billion from Refreshed balances for which FICO or LTV data was unavailable. Balances exclude deferred fees/costs Refreshed FICO scores based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the Loan Performance Price Index or the Federal Housing Finance Agency Price Index.

        Second Mortgages—Loan Balances.    In the second lien mortgage portfolio, the majority of loans are in the higher FICO categories. The challenging economic conditions have caused a migration towards lower FICO scores and higher LTV ratios. Approximately 48% of that portfolio had refreshed LTVs above 100%, compared to approximately 0% at origination. Approximately 18% of second lien mortgages had FICO scores less than 620 on a refreshed basis, compared to 3% at origination.

Balances: March 31, 2010—Second Lien Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	49%	2%	2%
80% < LTV ≤ 100%	43%	3%	1%
LTV > 100%	N.M.	N.M.	N.M.

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	22%	1%	3%
80% < LTV ≤ 100%	20%	2%	4%
LTV > 100%	33%	4%	11%

Note: N.M.—Not meaningful. Second lien mortgage table excludes loans in Canada and Puerto Rico. Table excludes loans recorded at fair value and loans subject to LTSCs. Table also excludes $1.6 billion from At Origination balances and $0.4 billion from Refreshed balances for which FICO or LTV data was unavailable. Refreshed FICO scores based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the Loan Performance Price Index or the Federal Housing Finance Agency Price Index.

Delinquencies

        The tables below provide delinquency statistics for loans 90 or more days past due (90+DPD), as a percentage of outstandings in each of the FICO/LTV combinations, in both the first lien and second lien mortgage portfolios. For example, loans with FICO ≥ 660 and LTV ≤ 80% at origination have a 90+DPD rate of 6.9%.

        Loans with FICO scores of less than 620 exhibit significantly higher delinquencies than in any other FICO band. Similarly, loans with LTVs greater than 100% have higher delinquencies than LTVs of less than or equal to 100%.

Delinquencies: 90+DPD Rates—First Lien Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	6.9%	12.5%	13.5%
80% < LTV ≤ 100%	9.5%	15.7%	19.2%
LTV > 100%	N.M.	N.M.	N.M.

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	0.2%	3.5%	16.9%
80% < LTV ≤ 100%	0.6%	8.5%	25.9%
LTV > 100%	1.7%	20.3%	36.7%

Note: 90+DPD are based on balances referenced in the tables above.

Delinquencies: 90+DPD Rates—Second Lien Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	1.6%	4.9%	5.5%
80% < LTV ≤ 100%	3.8%	4.9%	7.0%
LTV > 100%	N.M.	N.M.	N.M.

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	0.0%	1.5%	8.4%
80% < LTV ≤ 100%	0.1%	1.4%	9.5%
LTV > 100%	0.4%	3.6%	17.0%

Note: 90+DPD are based on balances referenced in the tables above.

Origination Channel, Geographic Distribution and Origination Vintage

        The following tables detail Citi's first and second lien U.S. consumer mortgage portfolio by origination channels, geographic distribution and origination vintage.

By Origination Channel

        Citi's U.S. consumer mortgage portfolio has been originated from three main channels: retail, broker and correspondent.

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

First Lien Mortgages: March 31, 2010

        As of March 31, 2010, approximately 54% of the first lien mortgage portfolio was originated through third-party channels. Given that loans originated through correspondents have exhibited higher 90+DPD delinquency rates than retail originated mortgages, Citi terminated business with a number of correspondent sellers in 2007 and 2008. During 2008, Citi also severed relationships with a number of brokers, only maintaining those who have produced strong, high-quality and profitable volume.

CHANNEL ($ in billions)	First Lien Mortgages	Channel % Total	90+DPD %	*FICO < 620	*LTV > 100%
Retail	$46.6	45.9%	5.4%	$14.2	$9.2
Broker	$17.8	17.6%	9.6%	$3.4	$6.4
Correspondent	$37.2	36.6%	14.8%	$13.1	$13.4

*
Refreshed FICO and LTV.

Note: First lien mortgage table excludes Canada and Puerto Rico, deferred fees/costs, loans recorded at fair value, loans guaranteed by U.S. government sponsored agencies and loans subject to LTSCs.

Second Lien Mortgages: March 31, 2010

        For second lien mortgages, approximately 48% of the loans were originated through third-party channels. As these mortgages have demonstrated a higher incidence of delinquencies, Citi no longer originates second mortgages through third-party channels.

CHANNEL ($ in billions)	Second Lien Mortgages	Channel % Total	90+DPD %	*FICO < 620	*LTV > 100%
Retail	$24.5	51.6%	1.7%	$3.9	$8.0
Broker	$11.9	25.0%	3.8%	$2.1	$7.8
Correspondent	$11.1	23.5%	4.4%	$2.7	$7.0

*
Refreshed FICO and LTV.

Note: Excludes Canada and Puerto Rico, loans recorded at fair value and loans subject to LTSCs.

By State

        Approximately half of the Citi's U.S. consumer mortgage portfolio is located in five states: California, New York, Florida, Illinois and Texas. Those states represent 50% of first lien mortgages and 55% of second lien mortgages.

        Florida and Illinois have above average 90+DPD delinquency rates. Florida has 59% of its first mortgage lien portfolio with refreshed LTV>100%, compared to 29% overall for first lien mortgages. Illinois has 39% of its loan portfolio with refreshed LTV>100%. Texas, despite having 41% of its portfolio with FICO<620, has a lower delinquency rate relative to the overall portfolio. Texas has less than 1% of its loan portfolio with refreshed LTV>100%.

First Lien Mortgages: March 31, 2010

STATES ($ in billions)	First Lien Mortgages	State % Total	90+DPD %	*FICO < 620	*LTV > 100%
California	$28.0	27.5%	8.9%	$4.6	$13.1
New York	$8.4	8.2%	6.8%	$1.6	$0.4
Florida	$6.1	6.0%	15.2%	$2.3	$3.6
Illinois	$4.2	4.2%	11.6%	$1.4	$1.6
Texas	$4.1	4.0%	6.2%	$1.7	$0.0
Others	$50.8	50.0%	9.8%	$19.2	$10.2

*
Refreshed FICO and LTV.

Note: First lien mortgage table excludes Canada and Puerto Rico, deferred fees/costs, loans recorded at fair value, loans guaranteed by U.S. government sponsored agencies and loans subject to LTSCs.

        In the second lien mortgage portfolio, Florida continues to experience above-average delinquencies, with approximately 76% of their loans with LTV > 100% compared to 48% overall for second lien mortgages.

Second Lien Mortgages: March 31, 2010

STATES ($ in billions)	Second Lien Mortgages	State % Total	90+DPD %	*FICO < 620	*LTV > 100%
California	$13.2	27.9%	3.2%	$1.9	$8.0
New York	$6.4	13.6%	2.1%	$0.9	$1.4
Florida	$3.1	6.5%	4.9%	$0.7	$2.3
Illinois	$1.8	3.9%	2.6%	$0.4	$1.2
Texas	$1.3	2.8%	1.4%	$0.2	$0.0
Others	$21.6	45.4%	2.8%	$4.7	$9.9

*
Refreshed FICO and LTV.

Note: Excludes Canada and Puerto Rico, loans recorded at fair value and loans subject to LTSCs.

By Vintage

        For Citigroup's combined U.S. consumer mortgage portfolio (first and second lien mortgages), approximately half of the portfolio consists of 2006 and 2007 vintages, which demonstrate above average delinquencies. In first mortgages, approximately 43% of the portfolio is of 2006 and 2007 vintages, which have 90+DPD rates well above the overall portfolio rate. In second mortgages, 62% of the portfolio is of 2006 and 2007 vintages, which again have higher delinquencies compared to the overall portfolio rate.

First Lien Mortgages: March 31, 2010

VINTAGES ($ in billions)	First Lien Mortgages	Vintage % Total	90+DPD %	*FICO < 620	*LTV > 100%
2010	$0.4	0.4%	0.2%	$0.1	$0.0
2009	$4.4	4.3%	0.8%	$0.6	$0.3
2008	$13.1	12.9%	5.3%	$3.0	$2.5
2007	$25.6	25.2%	14.8%	$9.7	$11.4
2006	$18.3	18.0%	12.6%	$6.0	$8.0
2005	$17.5	17.3%	7.4%	$4.2	$5.6
≤ 2004	$22.2	21.9%	7.1%	$7.1	$1.2

*
Refreshed FICO and LTV.

Note: First lien mortgage table excludes Canada and Puerto Rico, deferred fees/costs, loans recorded at fair value, loans guaranteed by U.S. government sponsored agencies and loans subject to LTSCs.

Second Lien Mortgages: March 31, 2010

VINTAGES ($ in billions)	Second Lien Mortgages	Vintage % Total	90+DPD %	*FICO < 620	*LTV > 100%
2010	$0.1	0.1%	N.M.	$0.0	$0.0
2009	$0.6	1.3%	0.2%	$0.0	$0.0
2008	$4.2	8.8%	1.2%	$0.6	$0.9
2007	$14.0	29.5%	3.4%	$2.9	$7.8
2006	$15.4	32.4%	3.4%	$3.1	$9.3
2005	$9.1	19.3%	2.6%	$1.4	$4.2
≤ 2004	$4.1	8.7%	1.8%	$0.7	$0.6

*
Refreshed FICO and LTV.

Note: Excludes Canada and Puerto Rico, loans recorded at fair value and loans subject to LTSCs.

North America Cards

Overview

        Citi's North America cards portfolio consists of our Citi-branded and retail partner cards portfolios located in Citicorp—Regional Consumer Banking and Citi Holdings—Local Consumer Lending, respectively. As of March 31, 2010, the Citi-branded portfolio totaled approximately $78 billion while the retail partner cards portfolio was approximately $55 billion.

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citigroup's North America Citi-branded and retail partner cards portfolios.

        During the first quarter of 2010, Citi continued to see stable to improving trends across both portfolios. In Citi-branded cards, higher delinquencies in the fourth quarter of 2009 created an expected increase in net credit losses in the first quarter of 2010. However, dollar delinquencies declined in the first quarter of 2010. On a percentage basis, delinquencies were up in Citi-branded cards due to declining loan balances. In retail partner cards, net credit losses declined for the third consecutive quarter, driven by loss mitigation efforts and declining loan balances. Delinquencies also improved in the first quarter.

        In each of the two portfolios, Citi continues to actively eliminate riskier accounts to mitigate losses. First, higher risk customers have been removed from the portfolio by either reducing available lines of credit or closing accounts. On a net basis, end of period open accounts are down 15% in Citi-branded cards and down 12% in retail partner cards versus prior year levels. In addition, Citi has improved the tools used to identify and manage exposure in each of the portfolios by targeting unique customer attributes.

        In Citi's experience to date, these portfolios have significantly different characteristics:

  •
  Citi-branded cards tend to have a longer estimated account life, with higher credit lines and balances reflecting the greater utility of a multi-purpose credit card.

  •
  Retail partner cards tend to have a shorter account life, with smaller credit lines and balances. The account portfolio, by nature, turns faster and the loan balances reflect more recent vintages.

        As a result, loss mitigation efforts, such as stricter underwriting standards for new accounts, decreasing higher risk credit lines, closing high risk accounts and re-pricing, tend to affect the retail partner cards portfolio faster than the branded portfolio.

        In addition to tightening credit standards, Citi also continues to pursue other loss mitigation efforts, including improvements in collections effectiveness and various modification programs, described below. Citi believes modification programs can help to improve the longer-term quality of these accounts.

        Specifically, Citigroup offers both short-term and long-term modification programs to its credit card customers, primarily in the U.S. The short-term U.S. programs provide interest rate reductions for up to 12 months, while the long-term programs provide interest rate reductions for up to five years. In both types of U.S. programs, the annual percentage rate (APR) is typically reduced to below 10%.

        Citigroup monitors the performance of these U.S. credit card short-term and long-term modification programs by tracking cumulative loss rates by vintages (when customers enter a program) and comparing that performance with that of similar accounts whose terms were not modified. For example, for U.S. credit cards, in Citi's experience to date, at 24 months after modifying an account, Citi typically reduces credit losses by approximately one-third compared to similar accounts that were not modified. Citi has observed that this improved performance of modified loans relative to those not modified is generally greatest during the first 12 months after modification. Following that period, losses have tended to increase but have typically stabilized at levels which are still below those for similar loans that were not modified, resulting in an improved cumulative loss performance. To date, Citi has tended to see that this benefit is sustained over time across our U.S. credit card portfolios.

        Overall, however, Citi remains cautious and currently believes that net credit losses in each of the cards portfolios will continue to remain at elevated levels and will continue to be highly dependent on the external environment and industry changes, including continued implementation of the CARD Act.

Note: Includes Puerto Rico.

Note: Includes Canada and Puerto Rico. Includes Installment Lending.

North America Cards—FICO Information

        As set forth in the table below, approximately 72% of the Citi-branded portfolio had FICO credit scores of at least 660 on a refreshed basis as of March 31, 2010, while 62% of the retail partner cards portfolio had scores above 660.

Balances: March 31, 2010

Refreshed	Citi Branded	Retail Partners
FICO ≥ 660	72%	62%
620 ≤ FICO < 660	11%	13%
FICO < 620	17%	25%

Note: Based on balances of $123 billion. Balances include interest and fees. Excludes Canada, Puerto Rico and Installment and Classified portfolios. Excludes balances where FICO was unavailable ($2.4 billion for Citi-branded, $2.1 billion for retail partner cards).

        The table below provides delinquency statistics for loans 90+DPD for both the Citi-branded and retail partner cards portfolios as of March 31, 2010. Given the economic environment, customers have migrated down from higher FICO score ranges, driven by their delinquencies with Citi and/or with other creditors. As these customers roll through the delinquency buckets, they materially damage their credit score and may ultimately go to charge-off. Loans 90+DPD are more likely to be associated with low refreshed FICO scores both because low scores are indicative of repayment risk and because their delinquency has been reported by Citigroup to the credit bureaus. Loans with FICO scores less than 620, which constitute 17% of the Citi-branded portfolio, have a 90+DPD rate of 16.7%; in the retail partner cards portfolio, loans with FICO scores less than 620 constitute 25% of the portfolio and have a 90+DPD rate of 17.4%.

90+DPD Delinquency Rate: March 31, 2010

Refreshed	Citi Branded 90+DPD%	Retail Partners 90+DPD%
FICO ≥ 660	0.1%	0.2%
620 ≤ FICO < 660	0.6%	0.7%
FICO < 620	16.7%	17.4%

Note: Based on balances of $123 billion. Balances include interest and fees. Excludes Canada, Puerto Rico and Installment and Classified portfolios.

U.S. Installment and Other Revolving Loans

        In the table below, the U.S. installment portfolio consists of consumer loans in the following businesses: Consumer Finance, Retail Banking, Auto, Student Lending and Cards. Other Revolving consists of consumer loans (Ready Credit and Checking Plus products) in the Consumer Retail Banking business. Commercial-related loans are not included.

        As of March 31, 2010, the U.S. Installment portfolio totaled approximately $69 billion, while the U.S. Other Revolving portfolio was approximately $0.9 billion. While substantially all of the U.S. Installment portfolio is managed under LCL within Citi Holdings, it does include $0.4 billion of Consumer Retail Banking loans which are reported in Citicorp. The U.S. Other Revolving portfolio is managed under Citicorp. The U.S. Installment portfolio includes approximately $33 billion of Student Loans originated under the Federal Family Education Loan Program (FFELP) where losses are substantially mitigated by federal guarantees if the loans are properly serviced. In addition, there are approximately $6 billion of non-FFELP Student Loans where losses are mitigated by private insurance. These insurance providers insure the Company against a significant portion of losses arising from borrower loan default, bankruptcy or death.

        Approximately 39% of the Installment portfolio had FICO credit scores less than 620 on a refreshed basis. Approximately 29% of the Other Revolving portfolio is composed of loans having FICO less than 620.

Balances: March 31, 2010

Refreshed	Installment	Other Revolving
FICO ≥ 660	47%	56%
620 ≤ FICO < 660	14%	15%
FICO < 620	39%	29%

Note: Based on balances of $67 billion for Installment and $0.8 billion for Other Revolving. Excludes Canada and Puerto Rico. Excludes balances where FICO was unavailable ($1.8 billion for Installment, $0.1 billion for Other Revolving).

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

90+DPD Delinquency Rate: March 31, 2010

Refreshed	Installment 90+DPD%	Other Revolving 90+DPD%
FICO ≥ 660	0.2%	0.0%
620 ≤ FICO < 660	1.1%	0.8%
FICO < 620	7.2%	8.1%

Note: Based on balances of $67 billion for Installment and $0.8 billion for Other Revolving. Excludes Canada and Puerto Rico.

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

        Citigroup's MSRs totaled $6.439 billion and $6.530 billion at March 31, 2010 and December 31, 2009, respectively. For additional information on Citi's MSRs, see Notes 11 and 14 to the Consolidated Financial Statements.

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

Corporate Credit Portfolio

        The following table presents credit data for Citigroup's corporate loans and unfunded lending commitments at March 31, 2010. The ratings scale is based on Citi's internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody's.

	At March 31, 2010
Corporate loans(1) in millions of dollars	Recorded investment in loans(2)	% of total(3)	Unfunded lending commitments	% of total(3)
Investment grade(4)	$116,320	66%	$238,157	87%
Non-investment grade(4)
Noncriticized	21,102	12	16,220	6
Criticized performing(5)	24,974	14	16,934	6
Commercial real estate (CRE)	5,906	3	2,335	1
Commercial and Industrial and Other	19,068	11	14,599	5
Non-accrual (criticized)(5)	12,932	7	3,342	1
CRE	3,406	2	1,229	—
Commercial and Industrial and Other	9,526	5	2,113	1

Total non-investment grade	$59,008	34%	$36,496	13%
Private Banking loans managed on a delinquency basis(4)	13,986		2,279
Loans at fair value	2,457		—

Total corporate loans	$191,771		$276,932
Unearned income	(1,436)		—

Corporate loans, net of unearned income	$190,335		$276,932

(1)
Includes $1.1 billion of TDRs for which concessions, such as the reduction of interest rates or the deferral of interest or principal payments, have been granted as a result of deterioration in the borrowers' financial condition. Each of the borrowers is current under the restructured terms.

(2)
Recorded investment in a loan includes accrued interest, net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(3)
Percentages disclosed above exclude Private Banking loans managed on a delinquency basis and loans at fair value.

(4)
Held-for-investment loans accounted for on an amortized cost basis.

(5)
Criticized exposures correspond to the "Special Mention," "Substandard" and "Doubtful" asset categories defined by banking regulatory authorities.

        The following tables represent the corporate credit portfolio (excluding Private Banking), before consideration of collateral, by maturity at March 31, 2010. The corporate portfolio is broken out by direct outstandings that include drawn loans, overdrafts, interbank placements, bankers' acceptances, certain investment securities and leases and unfunded commitments that include unused commitments to lend, letters of credit and financial guarantees.

	At March 31, 2010
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$199	$60	$7	$266
Unfunded lending commitments	157	111	10	278

Total	$356	$171	$17	$544

	At December 31, 2009
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$213	$66	$7	$286
Unfunded lending commitments	182	120	10	312

Total	$395	$186	$17	$598

Portfolio Mix

        The corporate credit portfolio is diverse across counterparty and industry, and geography. The following table shows direct outstandings and unfunded commitments by region:

	March 31, 2010	December 31, 2009
North America	46%	51%
EMEA	29	27
Latin America	15	9
Asia	10	13

Total	100%	100%

        The maintenance of accurate and consistent risk ratings across the corporate credit portfolio facilitates the comparison of credit exposure across all lines of business, geographic regions and products.

        Obligor risk ratings reflect an estimated probability of default for an obligor and are derived primarily through the use of statistical models (which are validated periodically), external rating agencies (under defined circumstances) or approved scoring methodologies. Facility risk ratings are assigned, using the obligor risk rating, and then factors that affect the loss-given default of the facility, such as support or collateral, are taken into account. With regard to climate change risk, factors evaluated include consideration of the business impact, impact of regulatory requirements, or lack thereof, and impact of physical effects on obligors and their assets.

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

        The following table presents the corporate credit portfolio by facility risk rating at March 31, 2010 and December 31, 2009, as a percentage of the total portfolio:

	Direct outstandings and unfunded commitments
	March 31, 2010	December 31, 2009
AAA/AA/A	54%	58%
BBB	27	24
BB/B	12	11
CCC or below	7	7
Unrated	—	—

Total	100%	100%

        The corporate credit portfolio is diversified by industry, with a concentration only in the financial sector, including banks, other financial institutions, insurance companies, investment banks and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total corporate portfolio:

	Direct outstandings and unfunded commitments
	March 31, 2010	December 31, 2009
Government and central banks	13%	12%
Banks	11	9
Investment banks	6	5
Other financial institutions	5	12
Utilities	4	4
Insurance	4	4
Petroleum	4	4
Agriculture and food preparation	4	4
Telephone and cable	3	3
Industrial machinery and equipment	2	2
Global information technology	2	2
Chemicals	2	2
Real estate	3	3
Other industries(1)	37	34

Total	100%	100%

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

        At March 31, 2010 and December 31, 2009, $53.1 billion and $59.6 billion, respectively, of credit risk exposure were economically hedged. Citigroup's expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other risk mitigants. In addition, the reported amounts of direct outstandings and unfunded commitments in this report do not reflect the impact of these hedging transactions. At March 31, 2010 and December 31, 2009, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution, respectively:
Rating of Hedged Exposure

	March 31, 2010	December 31, 2009
AAA/AA/A	45%	45%
BBB	37	37
BB/B	12	11
CCC or below	6	7

Total	100%	100%

        At March 31, 2010 and December 31, 2009, the credit protection was economically hedging underlying credit exposure with the following industry distribution, respectively:

Industry of Hedged Exposure

	March 31, 2010	December 31, 2009
Utilities	8%	9%
Telephone and cable	8	9
Agriculture and food preparation	8	8
Chemicals	7	8
Petroleum	6	6
Industrial machinery and equipment	6	6
Autos	6	6
Retail	5	4
Insurance	4	4
Other financial institutions	4	4
Pharmaceuticals	4	5
Natural gas distribution	4	3
Metals	4	4
Global information technology	3	3
Other industries(1)	23	21

Total	100%	100%

(1)
Includes all other industries, none of which is greater than 2% of the total hedged amount.

MARKET RISK

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in "Capital Resources and Liquidity" above. Price risk is the earnings risk from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

Interest Rate Exposure (IRE) for Non-Trading Portfolios

        The exposures in the following table represent the approximate annualized risk to net interest revenue (NIR) assuming an unanticipated parallel instantaneous 100 basis points change, as well as a more gradual 100 basis points (25 basis points per quarter) parallel change in rates compared with the market forward interest rates in selected currencies.

	March 31, 2010		December 31, 2009		March 31, 2009
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(488)	NM	$(859)	NM	$(843)	NM
Gradual change	$(110)	NM	$(460)	NM	$(497)	NM

Mexican peso
Instantaneous change	$42	(42)	$50	$(50)	$(20)	$20
Gradual change	$21	(21)	$26	$(26)	$(14)	$14

Euro
Instantaneous change	$(56)	NM	$85	NM	$37	$(37)
Gradual change	$(50)	NM	$47	NM	$23	$(23)

Japanese yen
Instantaneous change	$148	NM	$200	NM	$194	NM
Gradual change	$97	NM	$116	NM	$116	NM

Pound sterling
Instantaneous change	$(3)	NM	$(11)	NM	$15	$(15)
Gradual change	$(5)	NM	$(6)	NM	$7	$(7)

NM    Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the yield curve.

        Certain trading-oriented businesses within Citi have accrual-accounted positions. The U.S. dollar IRE associated with these businesses is ($92) million for a 100 basis points instantaneous increase in interest rates. The changes in the U.S. dollar IRE from the previous period reflect changes in the customer-related asset and liability mix, the expected impact of market rates on customer behavior and Citigroup's view of prevailing interest rates.

        The following table shows the risk to NIR from six different changes in the implied-forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	—	100	200	(200)	(100)	—
10-year rate change (bps)	(100)	—	100	(100)	—	100

Impact to net interest revenue (in millions of dollars)	$67	$(278)	$(703)	NM	NM	$48

NM    Not meaningful. A 100 basis point or more decrease in the overnight rate would imply negative rates for the yield curve.

Value at Risk for Trading Portfolios

        For Citigroup's major trading centers, the aggregate pretax value at risk (VAR) in the trading portfolios was $172 million, $205 million, $273 million and $292 million at March 31, 2010, December 31, 2009, September 30, 2009, and March 31, 2009, respectively. Daily Citigroup trading VAR averaged $200 million and ranged from $145 million to $289 million during the first quarter of 2010. The following table summarizes VAR for Citigroup trading portfolios at March 31, 2010, December 31, 2009, September 30, 2009, and March 31, 2009, including the total VAR, the specific risk only component of VAR, and the general market factors only VAR, along with the quarterly averages. Citigroup moved guidelines under SFAS 133 to SFAS 157/159 for mark-to-market trading on February 1, 2010.

In million of dollars	March 31, 2010	First Quarter 2010 Average	December 31, 2009	Fourth Quarter 2009 Average	March 31, 2009	First Quarter 2009 Average
Interest rate	$201	$193	$192	$216	$239	$272
Foreign exchange	53	51	45	37	38	73
Equity	49	73	69	62	144	97
Commodity	17	18	18	38	33	22
Diversification benefit	(148)	(135)	(119)	(121)	(162)	(173)

Total—All market risk factors, including general and specific risk	$172	$200	$205	$232	$292	$291

Specific risk only component	$15	$20	$20	$22	$14	$19

Total—General market factors only	$157	$180	$185	$210	$278	$272

        The specific risk only component represents the level of equity and debt issuer-specific risk embedded in VAR.

        The table below provides the range of market factor VARs, inclusive of specific risk, across the quarters ended:

	March 31, 2010		December 31, 2009		March 31, 2009
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$171	$228	$185	$241	$209	$320
Foreign exchange	37	78	18	98	29	140
Equity	47	111	46	91	47	167
Commodity	15	20	18	47	12	34

        The following table provides the VAR for S&B for the first quarter of 2010 and fourth quarter of 2009:

In millions of dollars	March 31, 2010	December 31, 2009
Total—All market risk factors, including general and specific risk	$104	$149

Average—during quarter	144	174
High—during quarter	235	206
Low—during quarter	99	144

Average Rates—Interest Revenue, Interest Expense, and Net Interest Margin

In millions of dollars	1st Qtr. 2010		4th Qtr. 2009		1st Qtr. 2009		Change 1Q10 vs. 1Q09
Interest revenue(1)	$20,852		$17,703		$20,583		1%
Interest expense(2)	6,291		6,542		7,657		(18)%

Net interest revenue(1)(2)	$14,561		$11,161		$12,926		13%

Interest revenue—average rate	4.75%		4.20%		5.31%		(56	) bps
Interest expense—average rate	1.60%		1.75%		2.16%		(56	) bps
Net interest margin	3.32%		2.65%		3.33%		(1	) bps

Interest-rate benchmarks:
Federal Funds rate—end of period	0.00-0.25%		0.00-0.25%		0.00-0.25%		—
Federal Funds rate—average rate	0.00-0.25%		0.00-0.25%		0.00-0.25%		—

Two-year U.S. Treasury note—average rate	0.92%		0.88%		0.90%		2	bps
10-year U.S. Treasury note—average rate	3.72%		3.46%		2.74%		98	bps

10-year vs. two-year spread	280	bps	258	bps	184	bps

(1)
Excludes taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $135 million, $186 million and $97 million for the first quarter of 2010, the fourth quarter of 2009 and the first quarter of 2009, respectively.

(2)
Excludes expenses associated with hybrid financial instruments and beneficial interest in consolidated VIEs. These obligations are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

        A significant portion of Citi's business activities are based upon gathering deposits and borrowing money and then lending or investing those funds, including market-making activities in tradable securities. Net interest margin (NIM) is calculated by dividing annualized gross interest revenue less gross interest expense by average interest earning assets (which includes non-accrual loans).

        NIM increased by 67 basis points during the first quarter of 2010, primarily driven by the adoption of SFAS 166/167. Additionally, the absence of interest on the trust preferred securities repaid in the fourth quarter of 2009 and the deployment of cash into higher-yielding investments favorably impacted NIM during the first quarter.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	1st Qtr. 2010	4th Qtr. 2009	1st Qtr. 2009	1st Qtr. 2010	4th Qtr. 2009	1st Qtr. 2009	1st Qtr. 2010	4th Qtr. 2009	1st Qtr. 2009
Assets
Deposits with banks(5)	$166,378	$219,321	$169,142	$290	$352	$436	0.71%	0.64%	1.05%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$160,033	$154,035	$128,004	$471	$434	$550	1.19%	1.12%	1.74%
In offices outside the U.S.(5)	78,052	71,031	52,431	281	243	335	1.46	1.36	2.59

Total	$238,085	$225,066	$180,435	$752	$677	$885	1.28%	1.19%	1.99%

Trading account assets(7)(8)
In U.S. offices	$131,776	$140,299	$147,516	$1,069	$1,407	$1,984	3.29%	3.98%	5.45%
In offices outside the U.S.(5)	152,403	147,180	108,451	803	790	967	2.14	2.13	3.62

Total	$284,179	$287,479	$255,967	$1,872	$2,197	$2,951	2.67%	3.03%	4.68%

Investments
In U.S. offices
Taxable	$150,858	$129,925	$121,901	$1,389	$1,486	$1,480	3.73%	4.54%	4.92%
Exempt from U.S. income tax(1)	15,570	16,423	14,574	173	273	118	4.51	6.60	3.28
In offices outside the U.S.(5)	144,892	128,160	106,950	1,547	1,466	1,578	4.33	4.54	5.98

Total	$311,320	$274,508	$243,425	$3,109	$3,225	$3,176	4.05%	4.66%	5.29%

Loans (net of unearned income)(9)
Consumer loans
In U.S. offices	$391,753	$291,574	$322,986	$9,152	$5,219	$6,254	9.47%	7.10%	7.85%
In offices outside the U.S.(5)	146,538	151,229	149,341	3,756	3,856	3,999	10.40	10.12	10.86

Total consumer loans	$538,291	$442,803	$472,327	$12,908	$9,075	$10,253	9.73%	8.13%	8.80%

Corporate loans
In U.S. offices	$87,631	$64,887	$80,482	$359	$448	$577	1.66%	2.74%	2.91%
In offices outside the U.S.(5)	107,950	112,448	118,906	1,406	1,549	2,025	5.28	5.47	6.91

Total corporate loans	$195,581	$177,335	$199,388	$1,765	$1,997	$2,602	3.66%	4.47%	5.29%

Total loans	$733,872	$620,138	$671,715	$14,673	$11,072	$12,855	8.11%	7.08%	7.76%

Other interest-earning Assets	$45,894	$45,912	$51,631	$156	$180	$280	1.38%	1.56%	2.20%

Total interest-earning Assets	$1,779,728	$1,672,424	$1,572,315	$20,852	$17,703	$20,583	4.75%	4.20%	5.31%

Non-interest-earning assets(7)	233,344	224,932	315,573
Total Assets from discontinued operations	—	—	20,083

Total assets	$2,013,072	$1,897,356	$1,907,971

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $135 million, $186 million and $97 million for the first quarter of 2010, the fourth quarter of 2009 and the first quarter of 2009, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.

(3)
Monthly averages have been used by certain subsidiaries where daily averages are unavailable.

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

(9)
Includes cash-basis loans.

 AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume			Interest Expense			% Average Rate
In millions of dollars	1st Qtr. 2010	4th Qtr. 2009	1st Qtr. 2009	1st Qtr. 2010	4th Qtr. 2009	1st Qtr. 2009	1st Qtr. 2010	4th Qtr. 2009	1st Qtr. 2009
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$178,266	$184,894	$164,977	$458	$520	$633	1.04%	1.12%	1.56%
Other time deposits	54,391	57,284	61,283	143	186	416	1.07	1.29	2.75
In offices outside the U.S.(6)	481,002	478,233	408,840	1,479	1,454	1,799	1.25	1.21	1.78

Total	$713,659	$720,411	$635,100	$2,080	$2,160	$2,848	1.18%	1.19%	1.82%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$120,695	$115,656	$152,256	$179	$136	$316	0.60%	0.47%	0.84%
In offices outside the U.S.(6)	79,447	74,200	68,184	475	490	788	2.42	2.62	4.69

Total	$200,142	$189,856	$220,440	$654	$626	$1,104	1.33%	1.31%	2.03%

Trading account liabilities(8)(9)
In U.S. offices	$32,642	$29,908	$20,712	$44	$51	$93	0.55%	0.68%	1.82%
In offices outside the U.S.(6)	46,905	41,790	31,101	19	18	15	0.16	0.17	0.20

Total	$79,547	$71,698	$51,813	$63	$69	$108	0.32%	0.38%	0.85%

Short-term borrowings
In U.S. offices	$152,785	$99,325	$148,673	$204	$215	$367	0.54%	0.86%	1.00%
In offices outside the U.S.(6)	27,659	32,016	35,214	72	82	96	1.06	1.02	1.11

Total	$180,444	$131,341	$183,887	$276	$297	$463	0.62%	0.90%	1.02%

Long-term debt(10)
In U.S. offices	$397,113	$340,287	$309,670	$3,005	$3,148	$2,820	3.07%	3.67%	3.69%
In offices outside the U.S.(6)	25,955	25,704	34,058	213	242	314	3.33	3.74	3.74

Total	$423,068	$365,991	$343,728	$3,218	$3,390	$3,134	3.08%	3.67%	3.70%

Total interest-bearing liabilities	$1,596,860	$1,479,297	$1,434,968	$6,291	$6,542	$7,657	1.60%	1.75%	2.16%

Demand deposits in U.S. offices	16,675	38,567	15,383
Other non-interest-bearing liabilities(8)	247,365	234,746	300,614
Total liabilities from discontinued operations	—	—	11,698

Total liabilities	$1,860,900	$1,752,610	$1,762,663

Citigroup equity(11)	$149,993	$142,749	$143,297
Non controlling interest	$2,179	$1,997	$2,011

Total stockholders' equity(11)	$152,172	$144,746	$145,308

Total liabilities and Citigroup stockholders' equity	$2,013,072	$1,897,356	$1,907,971

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$1,080,673	$985,669	$970,429	$8,660	$5,168	$6,643	3.25%	2.08%	2.78%
In offices outside the U.S.(6)	699,055	686,755	601,886	5,901	5,993	6,283	3.42	3.46	4.23

Total	$1,779,728	$1,672,424	$1,572,315	$14,561	$11,161	$12,926	3.32%	2.65%	3.33%

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $135 million, $186 million and $97 million for the first quarter of 2010, the fourth quarter of 2009 and the first quarter of 2009, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.

(3)
Monthly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations.

(5)
Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits. The interest expense includes FDIC deposit insurance fees and charges of $223 million, $213 million and $299 million for the three months ended March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	1st Qtr. 2010 vs. 4th Qtr. 2009			1st Qtr. 2010 vs. 1st Qtr. 2009
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits with banks(4)	$(90)	$28	$(62)	$(7)	$(139)	$(146)
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$17	$20	$37	$118	$(197)	$(79)
In offices outside the U.S.(4)	25	13	38	126	(180)	(54)

Total	$42	$33	$75	$244	$(377)	$(133)

Trading account assets(5)
In U.S. offices	$(82)	$(256)	$(338)	$(194)	$(721)	$(915)
In offices outside the U.S.(4)	28	(15)	13	312	(476)	(164)

Total	$(54)	$(271)	$(325)	$118	$(1,197)	$(1,079)

Investments(1)
In U.S. offices	$221	$(418)	$(197)	$314	$(350)	$(36)
In offices outside the U.S.(4)	183	(102)	81	473	(504)	(31)

Total	$404	$(520)	$(116)	$787	$(854)	$(67)

Loans—consumer
In U.S. offices	$2,083	$1,850	$3,933	$1,471	$1,427	$2,898
In offices outside the U.S.(4)	(120)	20	(100)	(74)	(169)	(243)

Total	$1,963	$1,870	$3,833	$1,397	$1,258	$2,655

Loans—corporate
In U.S. offices	$127	$(216)	$(89)	$47	$(265)	$(218)
In offices outside the U.S.(4)	(61)	(82)	(143)	(174)	(445)	(619)

Total	$66	$(298)	$(232)	$(127)	$(710)	$(837)

Total loans	$2,029	$1,572	$3,601	$1,270	$548	$1,818

Other interest-earning assets	$—	$(24)	$(24)	$(28)	$(96)	$(124)

Total interest revenue	$2,331	$818	$3,149	$2,384	$(2,115)	$269

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

 ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	1st Qtr. 2010 vs. 4th Qtr. 2009			1st Qtr. 2010 vs. 1st Qtr. 2009
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits
In U.S. offices	$(27)	$(78)	$(105)	$29	$(477)	$(448)
In offices outside the U.S.(4)	8	17	25	282	(602)	(320)

Total	$(19)	$(61)	$(80)	$311	$(1,079)	$(768)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$6	$37	$43	$(58)	$(79)	$(137)
In offices outside the U.S.(4)	33	(48)	(15)	114	(427)	(313)

Total	$39	$(11)	$28	$56	$(506)	$(450)

Trading account liabilities(5)
In U.S. offices	$4	$(11)	$(7)	$37	$(86)	$(49)
In offices outside the U.S.(4)	2	(1)	1	7	(3)	4

Total	$6	$(12)	$(6)	$44	$(89)	$(45)

Short-term borrowings
In U.S. offices	$90	$(101)	$(11)	$10	$(173)	$(163)
In offices outside the U.S.(4)	(12)	2	(10)	(20)	(4)	(24)

Total	$78	$(99)	$(21)	$(10)	$(177)	$(187)

Long-term debt
In U.S. offices	$480	$(623)	$(143)	$712	$(527)	$185
In offices outside the U.S.(4)	2	(31)	(29)	(69)	(32)	(101)

Total	$482	$(654)	$(172)	$643	$(559)	$84

Total interest expense	$586	$(837)	$(251)	$1,044	$(2,410)	$(1,366)

Net interest revenue	$1,745	$1,655	$3,400	$1,340	$295	$1,635

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

CROSS BORDER RISK

        The table below shows all countries where total Federal Financial Institutions Examination Council (FFIEC) cross-border outstandings exceed 0.75% of total Citigroup assets:

	Cross-Border Claims on Third Parties						March 31, 2010		December 31, 2009
In billions of U.S. dollars	Banks	Public	Private	Total	Trading and Short-Term Claims	Investments in and Funding of Local Franchises	Total Cross-Border Outstandings	Commitments	Total Cross-Border Outstandings	Commitments
France	$13.0	$13.4	$13.4	$39.8	$30.5	$0.1	$39.9	$60.0	$32.7	$68.5
Germany	11.4	10.4	6.2	28.0	20.7	4.7	32.7	46.9	28.5	53.1
India	2.2	0.3	12.7	15.2	12.5	15.9	31.1	1.7	28.0	1.8
Cayman Islands	0.3	—	20.0	20.3	19.2	—	20.3	6.1	16.7	6.1
United Kingdom	10.5	0.9	8.7	20.1	17.8	—	20.1	111.9	16.5	140.2
South Korea	0.9	1.2	7.1	9.2	9.0	10.9	20.1	15.5	22.1	14.4
Netherlands	6.0	4.4	7.3	17.7	11.1	—	17.7	58.0	20.3	65.7
Italy	1.0	10.9	4.6	16.5	14.1	1.1	17.6	19.8	21.7	21.2
Japan	9.3	0.1	3.9	13.3	13.0	0.2	13.5	24.2	18.8	26.3

 DERIVATIVES

        See Note 15 to the Consolidated Financial Statements for a discussion and disclosures related to Citigroup's derivative activities. The following discussions relate to the Fair Valuation Adjustments for Derivatives and Credit Derivatives activities.

Fair Valuation Adjustments for Derivatives

        The table below summarizes the CVA applied to the fair value of derivative instruments as of March 31, 2010 and December 31, 2009.

	Credit valuation adjustment Contra-liability (contra-asset)
In millions of dollars	March 31, 2010	December 31, 2009
Non-monoline counterparties	$(2,225)	$(2,483)
Citigroup (own)	1,432	1,349

Net non-monoline CVA	$(793)	$(1,134)
Monoline counterparties	(5,182)	(5,580)

Total CVA—derivative instruments	$(5,975)	$(6,714)

        The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments for the quarters ended March 31, 2010 and 2009:

	Credit valuation adjustment gain (loss)
In millions of dollars	First Quarter 2010	First Quarter 2009
Non-monoline counterparties	$258	$151
Citigroup (own)	83	2,623

Net non-monoline CVA	$341	$2,774
Monoline counterparties	398	(1,090)

Total CVA—derivative instruments	$739	$1,684

        The CVA amounts shown above relate solely to the derivative portfolio, and do not include:

  •
  Own-credit adjustments for non-derivative liabilities measured at fair value under the fair value option. See Note 16 to the Consolidated Financial Statements for further information.

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

        The following tables summarize the key characteristics of Citi's credit derivative portfolio by counterparty and derivative form as of March 31, 2010 and December 31, 2009:

March 31, 2010:

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$49,417	$47,618	$854,853	$801,785
Broker-dealer	19,974	19,999	317,622	316,463
Monoline	6,606	90	9,861	123
Non-financial	92	137	1,874	530
Insurance and other financial institutions	11,791	9,036	129,343	79,752

Total by industry/counterparty	$87,880	$76,880	$1,313,553	$1,198,653

By instrument
Credit default swaps and options	$87,313	$75,585	$1,284,742	$1,197,837
Total return swaps and other	567	1,295	28,811	816

Total by instrument	$87,880	$76,880	$1,313,553	$1,198,653

By rating:
Investment grade	$23,108	$19,646	$607,357	$538,020
Non-investment grade	43,408	32,527	353,186	319,885
Not rated	21,364	24,707	353,010	340,748

Total by Rating	$87,880	$76,880	$1,313,553	$1,198,653

By maturity:
Within 1 year	$2,172	$2,272	$144,180	$140,408
From 1 to 5 years	48,054	42,014	878,025	802,909
After 5 years	37,654	32,594	291,348	255,336

Total by maturity	$87,880	$76,880	$1,313,553	$1,198,653

December 31, 2009:

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$52,383	$50,778	$872,523	$807,484
Broker-dealer	23,241	22,932	338,829	340,949
Monoline	5,860	—	10,018	33
Non-financial	339	371	1,781	623
Insurance and other financial institutions	10,969	8,343	109,811	64,964

Total by industry/counterparty	$92,792	$82,424	$1,332,962	$1,214,053

By instrument
Credit default swaps and options	$91,625	$81,174	$1,305,724	$1,213,208
Total return swaps and other	1,167	1,250	27,238	845

Total by instrument	$92,792	$82,424	$1,332,962	$1,214,053

By rating:
Investment grade	$26,666	$22,469	$656,876	$576,930
Non-investment grade	46,832	34,898	373,910	339,920
Not rated	19,294	25,057	302,176	297,203

Total by Rating	$92,792	$82,424	$1,332,962	$1,214,053

By maturity:
Within 1 year	$2,167	$2,067	$173,880	$165,056
From 1 to 5 years	54,079	47,350	877,573	806,143
After 5 years	36,546	33,007	281,509	242,854

Total by maturity	$92,792	$82,424	$1,332,962	$1,214,053

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

        Citi actively monitors its counterparty credit risk in credit derivative contracts. Approximately 85% of the gross receivables are from counterparties with which Citi maintains collateral agreements as of March 31, 2010 and December 31, 2009. A majority of Citi's top 15 counterparties (by receivable balance owed to the company) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty rating downgrades may have an incremental effect by lowering the threshold at which Citigroup may call for additional collateral. A number of the remaining significant counterparties are monolines (which have CVA as shown above).

INCOME TAXES

Deferred Tax Assets

        Deferred taxes are recorded for the future consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets (DTAs) are recognized subject to management's judgment that realization is more likely than not.

        As of March 31, 2010, Citigroup had recognized a net deferred tax asset of approximately $50.2 billion, an increase of $4.1 billion from $46.1 billion at December 31, 2009. The principal item impacting the deferred tax asset during the first quarter of 2010 was the recognition of a deferred tax asset of $5.0 billion related to the allowance for loan losses recorded upon consolidation of credit card trusts pursuant to the adoption of SFAS 166/167 on January 1, 2010. The major items reducing the deferred tax asset during the quarter were the tax effect of the change in Other Comprehensive Income and the tax effect of equity compensation.

        Although realization is not assured, Citi believes that the realization of the recognized net deferred tax asset of $50.2 billion at March 31, 2010 is more likely than not based on expectations as to future taxable income in the jurisdictions in which the DTAs arise, and based on available tax planning strategies as defined in ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryforward from expiring.

        Approximately $21 billion of Citigroup's DTA is represented by U.S. federal, foreign, state and local tax return carry-forwards subject to expiration substantially beginning in 2017 and continuing through 2029. Included in Citi's overall net DTA of $50.2 billion are $29 billion of future tax deductions and credits that arose largely due to timing differences between the recognition of income for GAAP and tax purposes and represent net deductions and credits that have not yet been taken on a tax return. The most significant source of these timing differences is the loan loss reserve build, which accounts for approximately $20 billion of the net DTA. In general, Citi would need to recognize approximately $99 billion of taxable income, primarily in U.S. taxable jurisdictions, during the respective carryforward periods to fully realize its U.S. federal, state and local DTAs.

        Citi's ability to utilize its DTAs to offset future taxable income may be significantly limited if Citi experiences an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change will occur if there is a cumulative change in Citi's ownership by "5% shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on its pre-ownership change deferred tax assets equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments); provided that the annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation arising from an ownership change under Section 382 on Citigroup's ability to utilize its DTAs will depend on the value of Citigroup's stock at the time of the ownership change.

        Under IRS Notice 2010-2, Citigroup will not experience an ownership change within the meaning of Section 382 as a result of the sales of its common stock held by the U.S. Treasury.

        Approximately $15 billion of the net deferred tax asset is included in Tier 1 and Tier 1 Common regulatory capital.

        In addition to the uncertain tax positions disclosed in Footnote 11 of Citigroup's 2009 Annual Report on Form 10-K, it is reasonably possible that an audit in Germany may conclude in the next 12 months. The gross uncertain tax positions at March 31, 2010 for the items expected to be resolved in the audit are approximately $185 million plus gross interest of approximately $9 million. The potential tax benefit, which would be shown in continuing and discontinued operations, could be approximately $34 million and $160 million, respectively.

CONTRACTUAL OBLIGATIONS

        See Citi's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and Note 12 to the Consolidated Financial Statements in this Form 10-Q , for a discussion of contractual obligations.

CONTROLS AND PROCEDURES

Disclosure

        Citigroup's disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow for timely decisions regarding required disclosure and appropriate SEC filings.

        Citi's Disclosure Committee is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for Citi's external disclosures.

        Citigroup's management, with the participation of the company's CEO and CFO, has evaluated the effectiveness of Citigroup's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup's disclosure controls and procedures were effective.

Financial Reporting

        There were no changes in Citigroup's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, Citi's internal control over financial reporting.

 FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-Q, including but not limited to statements included within the Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, forward-looking statements are not based on historical facts but instead represent only Citigroup's and management's beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, and similar expressions, or future or conditional verbs such as will, should, would and could.

        Such statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those included in these statements due to a variety of factors, including but not limited to the factors listed and described under "Risk Factors" in Citi's 2009 Annual Report on Form 10-K for the fiscal year ending December 31, 2009 and those factors described below:

  •
  the impact of the economic recession and disruptions in the global financial markets on Citi's business and results of operations;

  •
  the impact of previously enacted and potential future legislation on Citi's businesses, business practices, costs of operations or otherwise (including without limitation financial regulatory reform legislation (and credit rating agency response thereto) and the continued implementation of the CARD Act);

  •
  Citi's participation in U.S. government programs to modify first and second lien mortgage loans, as well as Citi's own loss mitigation and forbearance programs, and their effect on the amount and timing of Citi's earnings and credit losses related to those loans;

  •
  the expiration of a provision of the U.S. tax law allowing Citi to defer U.S. taxes on certain active financial services income and its effect on Citi's tax expense;

  •
  risks arising from Citi's extensive operations outside the U.S.;

  •
  potential reduction in earnings available to Citi's common stockholders and return on Citi's equity due to future issuances of Citi common stock and preferred stock;

  •
  the effect of the U.S. Treasury's sale of its stake in Citi on the market price of Citi common stock;

  •
  an "ownership change" under the Internal Revenue Code and its effect on Citi's ability to utilize its deferred tax assets to offset future taxable income;

  •
  the impact of increases in FDIC insurance premiums and other proposed fees on banks on Citi's earnings;

  •
  Citi's ability to compete effectively in the financial services industry, on a global, regional and product basis and with competitors who may face fewer regulatory constraints;

  •
  Citi's ability to hire and retain qualified employees;

  •
  Citi's ability to maintain the value of the Citi brand;

  •
  Citi's ability to maintain sufficient capitalization consistent with its risk profile and robust relative to future capital requirements;

  •
  Citi's continuing ability to obtain financing from external sources and maintain adequate liquidity;

  •
  reduction in Citi's or its subsidiaries' credit ratings and its effect on the cost of funding from, and access to, the capital markets;

  •
  market disruptions and their impact on the risk of customer or counterparty delinquency or default;

  •
  failure to realize all of the anticipated benefits of the realignment of Citi's business;

  •
  volatile and illiquid market conditions, which could lead to further write-downs of Citi's financial instruments;

  •
  the elimination of QSPEs from the guidance in SFAS 140 and changes in FIN 46(R) and their impact on Citi's Consolidated Financial Statements;

  •
  the accuracy of Citi's assumptions and estimates used to prepare its financial statements;

  •
  changes in accounting standards, including without limitation upcoming changes relating to certain embedded credit derivatives, and their impact on how Citi records and reports its financial condition and results of operations;

  •
  the effectiveness of Citi's risk management processes and strategies;

  •
  the exposure of Citi to reputational damage and significant legal and regulatory liability as a member of the financial services industry; and

  •
  a failure in Citi's operational systems or infrastructure, or those of third parties.

FINANCIAL STATEMENTS AND NOTES

This page intentionally left blank.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three months ended March 31,
In millions of dollars, except per-share amounts	2010	2009
Revenues
Interest revenue	$20,852	$20,583
Interest expense	6,291	7,657

Net interest revenue	$14,561	$12,926

Commissions and fees	$3,760	$4,168
Principal transactions	4,051	3,670
Administration and other fiduciary fees	1,022	1,606
Realized gains (losses) on sales of investments	538	757
Other than temporary impairment losses on investments
Gross impairment losses	(550)	(1,379)
Less: Impairments recognized in OCI	43	631

Net impairment losses recognized in earnings	$(507)	$(748)

Insurance premiums	$748	$755
Other revenue	1,248	1,387

Total non-interest revenues	$10,860	$11,595

Total revenues, net of interest expense	$25,421	$24,521

Provisions for credit losses and for benefits and claims
Provision for loan losses	$8,366	$9,915
Policyholder benefits and claims	287	332
Provision for unfunded lending commitments	(35)	60

Total provisions for credit losses and for benefits and claims	$8,618	$10,307

Operating expenses
Compensation and benefits	$6,162	$6,235
Premises and equipment	965	1,083
Technology/communication	1,064	1,142
Advertising and marketing	302	334
Restructuring	(3)	(13)
Other operating	3,028	2,904

Total operating expenses	$11,518	$11,685

Income from continuing operations before income taxes	$5,285	$2,529
Provision for income taxes	1,036	835

Income from continuing operations	$4,249	$1,694

Discontinued operations
Income (loss) from discontinued operations	$(5)	$(152)
Gain on sale	94	(12)
Provision (benefit) for income taxes	(122)	(47)

Income (loss) from discontinued operations, net of taxes	$211	$(117)

Net income before attribution of noncontrolling interests	$4,460	$1,577
Net income (loss) attributable to noncontrolling interests	32	(16)

Citigroup's net income	$4,428	$1,593

Basic earnings per share(1)(2)
Income (loss) from continuing operations	$0.15	$(0.16)
Income (loss) from discontinued operations, net of taxes	0.01	(0.02)

Net income (loss)	$0.15	$(0.18)

Weighted average common shares outstanding	28,444.3	5,385.0

Diluted earnings per share(1)
Income (loss) from continuing operations	$0.14	$(0.16)
Income (loss) from discontinued operations, net of taxes	0.01	(0.02)

Net income (loss)	$0.15	$(0.18)

Adjusted weighted average common shares outstanding	29,333.5	5,953.3

(1)
The Diluted EPS calculation for 2009 utilizes Basic shares and Income available to common shareholders (Basic) due to the negative Income available to common shareholders. Using Diluted shares and Income available to common shareholders (Diluted) would result in anti-dilution.

(2)
Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$25,678	$25,472
Deposits with banks	163,525	167,414
Federal funds sold and securities borrowed or purchased under agreements to resell (including $96,596 and $87,837 as of March 31, 2010 and December 31, 2009, respectively, at fair value)	234,348	222,022
Brokerage receivables	34,001	33,634
Trading account assets (including $137,078 and $111,219 pledged to creditors at March 31, 2010 and December 31, 2009, respectively)	345,783	342,773
Investments (including $17,506 and $15,154 pledged to creditors at March 31, 2010 and December 31, 2009, respectively and $262,138 and $246,429 at March 31, 2010 and December 31, 2009, respectively, at fair value)	316,733	306,119
Loans, net of unearned income
Consumer (including $2,911 and $34 at fair value as of March 31, 2010 and December 31, 2009, respectively)	531,469	424,057
Corporate (including $2,457 and $1,405 at March 31, 2010 and December 31, 2009, respectively, at fair value)	190,335	167,447

Loans, net of unearned income	$721,804	$591,504
Allowance for loan losses	(48,746)	(36,033)

Total loans, net	$673,058	$555,471
Goodwill	25,662	25,392
Intangible assets (other than MSRs)	8,277	8,714
Mortgage servicing rights (MSRs)	6,439	6,530
Other assets (including $13,248 and $12,664 as of March 31, 2010 and December 31, 2009 respectively, at fair value)	168,709	163,105

Total assets	$2,002,213	$1,856,646

        The following table presents certain assets of consolidated VIEs, which are included in the Consolidated Balance Sheet above. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs on the following page, and are in excess of those obligations.

March 31, 2010
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks (including segregated cash and other deposits)	$2,776
Trading account assets	10,738
Investments	10,859
Loans, net of unearned income
Consumer (including $2,880 at fair value)	157,834
Corporate (including $1,266 at fair value)	26,592

Loans, net of unearned income	$184,426
Allowance for loan losses	(14,520)

Total loans, net	$169,906
Other assets	2,588

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$196,867

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Continued)

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares	March 31, 2010	December 31, 2009
	(Unaudited)
Liabilities
Non-interest-bearing deposits in U.S. offices	$66,796	$71,325
Interest-bearing deposits in U.S. offices (including $736 and $700 at March 31, 2010 and December 31, 2009, respectively, at fair value)	230,919	232,093
Non-interest-bearing deposits in offices outside the U.S.	45,471	44,904
Interest-bearing deposits in offices outside the U.S. (including $804 and $845 at March 31, 2010 and December 31, 2009, respectively, at fair value)	484,728	487,581

Total deposits	$827,914	$835,903
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $136,526 and $104,030 as of March 31, 2010 and December 31, 2009, respectively, at fair value)	207,911	154,281
Brokerage payables	55,041	60,846
Trading account liabilities	142,748	137,512
Short-term borrowings (including $1,225 and $639 at March 31, 2010 and December 31, 2009, respectively, at fair value)	96,694	68,879
Long-term debt (including $28,112 and $25,942 at March 31, 2010 and December 31, 2009, respectively, at fair value)	439,274	364,019
Other liabilities (including $11,481 and $11,542 as of March 31, 2010 and December 31, 2009, respectively, at fair value)	78,852	80,233

Total liabilities	$1,848,434	$1,701,673

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 12,038 at March 31, 2010, at aggregate liquidation value	$312	$312
Common stock ($0.01 par value; authorized shares: 60 billion), issued shares: 28,685,038,572 at March 31, 2010 and 28,626,100,389 at December 31, 2009	287	286
Additional paid-in capital	96,427	98,142
Retained earnings	73,432	77,440
Treasury stock, at cost: March 31, 2010—64,790,181 shares and December 31, 2009—142,833,099 shares	(1,178)	(4,543)
Accumulated other comprehensive income (loss)	(17,859)	(18,937)

Total Citigroup stockholders' equity	$151,421	$152,700
Noncontrolling interest	2,358	2,273

Total equity	$153,779	$154,973

Total liabilities and equity	$2,002,213	$1,856,646

See Notes to the Consolidated Financial Statements.

        The following table presents certain liabilities of consolidated VIEs, which are included in the Consolidated Balance Sheet above. The liabilities in the table below include third party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts where creditors or beneficial interest holders have recourse to the general credit of Citigroup.

March 31, 2010
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup:
Short-term borrowings	$39,996
Long-term debt (including $7,005 at fair value)	113,604
Other liabilities	2,531

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$156,131

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except shares in thousands	2010	2009
Preferred stock at aggregate liquidation value
Balance, beginning of period	$312	$70,664
Issuance of new preferred stock	—	3,582

Balance, end of period	$312	$74,246

Common stock and additional paid-in capital
Balance, beginning of period	$98,428	$19,222
Employee benefit plans	(3,506)	(4,013)
Reset of convertible preferred stock conversion price	—	1,285
Issuance of TARP-related warrants	—	88
ADIA Upper Decs Equity Units Purchase Contract	1,875	—
Other	(83)	—

Balance, end of period	$96,714	$16,582

Retained earnings
Balance, beginning of period	$77,440	$86,521
Adjustment to opening balance, net of taxes(1)(2)	(8,442)	413

Adjusted balance, beginning of period	$68,998	$86,934
Net income	4,428	1,593
Common dividends(3)	6	(63)
Preferred dividends	—	(1,011)
Preferred stock Series H discount accretion	—	(53)
Reset of convertible preferred stock conversion price	—	(1,285)

Balance, end of period	$73,432	$86,115

Treasury stock, at cost
Balance, beginning of period	$(4,543)	$(9,582)
Issuance of shares pursuant to employee benefit plans	3,364	3,579
Treasury stock acquired(4)	(1)	(1)
Other	2	8

Balance, end of period	$(1,178)	$(5,996)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(18,937)	$(25,195)
Adjustment to opening balance, net of taxes(1)	—	(413)

Adjusted balance, beginning of period	$(18,937)	$(25,608)
Net change in unrealized gains and losses on investment securities, net of taxes	1,182	20
Net change in cash flow hedges, net of taxes	223	1,483
Net change in foreign currency translation adjustment, net of taxes	(279)	(2,974)
Pension liability adjustment, net of taxes	(48)	66

Net change in Accumulated other comprehensive income (loss)	$1,078	$(1,405)

Balance, end of period	$(17,859)	$(27,013)

Total Citigroup common stockholders' equity (shares outstanding: 28,620,248 at March 31, 2010 and 28,483,267 at December 31, 2009)	$151,109	$69,688

Total Citigroup stockholders' equity	$151,421	$143,934

[Statement continues on the following page, including notes to table]

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Continued)

Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except shares in thousands	2010	2009
Noncontrolling interest
Balance, beginning of period	$2,273	$2,392
Origination of a noncontrolling interest	(10)	—
Transactions between noncontrolling interest shareholders and the related consolidating subsidiary	(22)	(120)
Transactions between Citigroup and the noncontrolling-interest shareholders	—	(216)
Net income attributable to noncontrolling-interest shareholders	32	(16)
Dividends paid to noncontrolling–interest shareholders	(54)	(6)
Accumulated other comprehensive income—net change in unrealized gains and losses on investment securities, net of tax	12	(3)
Accumulated other comprehensive income—net change in FX translation adjustment, net of tax	(5)	(86)
All other	132	48

Net change in noncontrolling interests	$85	$(399)

Balance, end of period	$2,358	$1,993

Total equity	$153,779	$145,927

Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interests	$4,460	$1,577
Net change in Accumulated other comprehensive income (loss)	1,085	(1,494)

Total comprehensive income	$5,545	$83

Comprehensive income (loss) attributable to the noncontrolling interests	$39	$(105)

Comprehensive income attributable to Citigroup	$5,506	$188

(1)
The adjustment to the opening balances for Retained earnings and Accumulated other comprehensive income (loss) in 2009 represents the cumulative effect of initially adopting ASC 320-10-35-34, Investments—Debt and Equity securities: Recognition of an Other-Than-Temporary Impairment (formerly FSP FAS 115-2 and FAS 124-2).

(2)
The adjustment to the opening balance for Retained earnings in 2010 represents the cumulative effect of initially adopting ASC 810, Consolidation (formerly FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities).

(3)
Common dividends in 2010 are related to forfeitures of previously issued but unvested employee stock awards. Common dividends declared were as follows: $0.01 per share in the first quarter of 2009.

(4)
All open market repurchases were transacted under an existing authorized share repurchase plan and relate to customer fails/errors.

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
In millions of dollars	2010	2009
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$4,460	$1,577
Net income (loss) attributable to noncontrolling interests	32	(16)

Citigroup's net income	$4,428	$1,593
Income (loss) from discontinued operations, net of taxes	147	(105)
Gain (loss) on sale, net of taxes	64	(12)

Income from continuing operations—excluding noncontrolling interests	$4,217	$1,710
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	102	101
Additions to deferred policy acquisition costs	1,994	(90)
Depreciation and amortization	623	13
Provision for credit losses	8,331	9,975
Change in trading account assets	(13,110)	42,413
Change in trading account liabilities	5,236	(36,652)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(12,326)	4,530
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	53,630	(20,490)
Change in brokerage receivables net of brokerage payables	(6,172)	(11,017)
Net losses (gains) from sales of investments	(538)	(757)
Change in loans held-for-sale	(1,444)	(889)
Other, net	(5,125)	2,772

Total adjustments	$31,201	$(10,091)

Net cash provided by (used in) operating activities of continuing operations	$35,418	$(8,381)

Cash flows from investing activities of continuing operations
Change in deposits at interest with banks	$3,889	$10,828
Change in loans	25,536	(31,999)
Proceeds from sales and securitizations of loans	1,252	60,329
Purchases of investments	(95,504)	(58,136)
Proceeds from sales of investments	32,962	27,774
Proceeds from maturities of investments	45,904	32,928
Capital expenditures on premises and equipment	(278)	(282)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	637	1,032

Net cash provided by investing activities of continuing operations	$14,398	$42,474

Cash flows from financing activities of continuing operations
Dividends paid	$—	$(1,074)
Issuance of ADIA Upper Decs equity units purchase contract	1,875	—
Treasury stock acquired	(1)	(1)
Stock tendered for payment of withholding taxes	(126)	(88)
Issuance of long-term debt	7,331	65,398
Payments and redemptions of long-term debt	(16,682)	(74,055)
Change in deposits	(7,989)	(11,489)
Change in short-term borrowings	(33,885)	(10,302)

Net cash used in financing activities of continuing operations	$(49,477)	$(31,611)

Effect of exchange rate changes on cash and cash equivalents	(185)	(756)

Net cash from discontinued operations	52	84

Change in cash and due from banks	$206	$1,810
Cash and due from banks at beginning of period	25,472	29,253

Cash and due from banks at end of period	$25,678	$31,063

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$1,802	$1,111
Cash paid during the period for interest	$5,711	$8,362

Non-cash investing activities
Transfers to repossessed assets	$669	$643

See Notes to the Unaudited Consolidated Financial Statements.

This page intentionally left blank.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	Citibank, N.A. and Subsidiaries
In millions of dollars, except shares	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$19,986	$20,246
Deposits with banks	145,122	154,372
Federal funds sold and securities purchased under agreements to resell	20,124	31,434
Trading account assets (including $463 and $914 pledged to creditors at March 31, 2010 and December 31, 2009, respectively)	147,411	156,380
Investments (including $3,339 and $3,849 pledged to creditors at March 31, 2010 and December 31, 2009, respectively)	248,377	233,086
Loans, net of unearned income	499,413	477,974
Allowance for loan losses	(22,372)	(22,685)

Total loans, net	$477,041	$455,289
Goodwill	10,209	10,200
Intangible assets	7,917	8,243
Premises and equipment, net	4,681	4,832
Interest and fees receivable	6,813	6,840
Other assets	83,229	80,439

Total assets	$1,170,910	$1,161,361

        The following table presents certain assets of consolidated VIEs, which are included in the Consolidated Balance Sheet above. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs on the following page, and are in excess of those obligations.

March 31, 2010
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks (including segregated cash and other deposits)	$2,205
Trading account assets	3,833
Investments	9,091
Loans, net of unearned income
Consumer (including $2,880 at fair value)	43,579
Corporate (including $494 at fair value)	25,514

Loans, net of unearned income	$69,093
Allowance for loan losses	(336)

Total loans, net	$68,757
Other assets	1,248

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$85,134

[Statement continues on the following page]

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Continued)

	Citibank, N.A. and Subsidiaries
In millions of dollars, except shares	March 31, 2010	December 31, 2009
	(Unaudited)
Liabilities
Non-interest-bearing deposits in U.S. offices	$73,820	$76,729
Interest-bearing deposits in U.S. offices	176,352	176,149
Non-interest-bearing deposits in offices outside the U.S.	40,600	39,414
Interest-bearing deposits in offices outside the U.S.	474,660	479,350

Total deposits	$765,432	$771,642
Trading account liabilities	51,469	52,010
Purchased funds and other borrowings	85,146	89,503
Accrued taxes and other expenses	8,270	9,046
Long-term debt and subordinated notes	99,739	82,086
Other liabilities	40,093	39,181

Total liabilities	$1,050,149	$1,043,468

Citibank stockholder's equity
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	$751	$751
Surplus	108,401	107,923
Retained earnings	21,527	19,457
Accumulated other comprehensive income (loss)(1)	(11,188)	(11,532)

Total Citibank stockholder's equity	$119,491	$116,599
Noncontrolling interest	1,270	1,294

Total equity	$120,761	$117,893

Total liabilities and equity	$1,170,910	$1,161,361

(1)
Amounts at March 31, 2010 and December 31, 2009 include the after-tax amounts for net unrealized gains (losses) on investment securities of $(3.720) billion and $(4.735) billion, respectively, for foreign currency translation of $(4.041) billion and $(3.255) billion, respectively, for cash flow hedges of $(2.235) billion and $(2.367) billion, respectively, and for pension liability adjustments of $(1.192) billion and $(1.175) billion, respectively.

See Notes to the Consolidated Financial Statements.

        The following table presents certain liabilities of consolidated VIEs, which are included in the Consolidated Balance Sheet above. The liabilities in the table below include third party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts where creditors or beneficial interest holders have recourse to the general credit of Citigroup.

March 31, 2010
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup:
Short-term borrowings	$27,016
Long-term debt (including $3,084 at fair value)	38,749
Other liabilities	1,734

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$67,499

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    BASIS OF PRESENTATION

        The accompanying unaudited Consolidated Financial Statements as of March 31, 2010 and for the three-month period ended March 31, 2010 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Citibank, N.A.

        Citibank, N.A. is a commercial bank and wholly owned subsidiary of Citigroup Inc. Citibank's principal offerings include consumer finance, mortgage lending, and retail banking products and services; investment banking, commercial banking, cash management, trade finance and e-commerce products and services; and private banking products and services.

        The Company includes a balance sheet and statement of changes in stockholder's equity for Citibank, N.A. to provide information about this entity to shareholders of Citigroup and international regulatory agencies. (See Note 21 to the Consolidated Financial Statements for further discussion.)

Significant Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified six policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations, Goodwill, Income Taxes and Legal Reserves. The Company, in consultation with the Audit Committee of the Board of Directors, has reviewed and approved these significant accounting policies, which are further described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

        The following Significant Accounting Policies have been updated since the Company filed with the SEC its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Securities Borrowed and Securities Loaned

        Securities borrowing and lending transactions generally do not constitute a sale of the underlying securities for accounting purposes, and so are treated as collateralized financing transactions when the transaction involves the exchange of cash. Such transactions are recorded at the amount of cash advanced or received plus accrued interest. As set out in Note 17 to the Consolidated Financial Statements, the Company has elected to apply fair value accounting to a number of securities borrowing and lending transactions. Irrespective of whether the Company has elected fair value accounting, fees paid or received for all securities lending and borrowing transactions are recorded in Interest expense or Interest revenue at the contractually specified rate.

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

        As described in Note 16 to the Consolidated Financial Statements, the Company uses a discounted cash flow technique to determine the fair value of securities lending and borrowing transactions.

Repurchase and Resale Agreements

        Securities sold under agreements to repurchase (repos) and securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities, and so are treated as collateralized financing transactions. As set out in Note 17 to the Consolidated Financial Statements, the Company has elected to apply fair value accounting to a majority of such transactions, with changes in fair value reported in earnings. Any transactions for which fair value accounting has not been elected are recorded at the amount of cash advanced or received plus accrued interest. Irrespective of whether the Company has elected fair value accounting, interest paid or received on all repo and reverse repo transactions is recorded in Interest expense or Interest revenue at the contractually specified rate.

        Where the conditions of ASC 210-20-45-11, Balance Sheet—Offsetting: Repurchase and Reverse Repurchase Agreements (formerly FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements"), are met, repos and reverse repos are presented net on the Consolidated Balance Sheet.

        The Company's policy is to take possession of securities purchased under agreements to resell. The market value of securities to be repurchased and resold is monitored, and additional collateral is obtained where appropriate to protect against credit exposure.

        As described in Note 16 to the Consolidated Financial Statements, the Company uses a discounted cash flow technique to determine the fair value of repo and reverse repo transactions.

Repurchase and Resale Agreements, and Securities Lending and Borrowing Agreements Accounted for as Sales

        Where certain conditions are met under ASC 860-10, Transfers and Servicing (formerly FASB Statement No. 166, Accounting for Transfers of Financial Assets), the Company accounts for certain repurchase agreements and securities lending agreements as sales. The key distinction resulting in these agreements being accounted for as sales is a reduction in initial margin or restriction in daily maintenance margin. At March 31, 2010 and December 31, 2009, $1.3 billion and $13.0 billion of these transactions, respectively, were accounted for as sales that reduced trading account assets. Included in the December 31, 2009 amount is $5.7 billion of repurchase and securities lending agreements that were accounted for as sales in error. As of December 31, 2009, this error comprised 0.3% of Total assets, 0.3% of Total liabilities and 3.7% of Federal funds purchased and securities loaned or sold under agreements to repurchase. The maximum error amount at any quarter end during the past three years was $9.2 billion of repurchase and securities lending agreements accounted for as sales, which comprised 0.5% of both Total assets and Total liabilities, respectively, and 2.3% of Federal funds purchased and securities loaned or sold under agreements to repurchase. There was no impact on Net income (loss) in any period. Management believes that this error was immaterial to Citigroup's financial statements during all periods at issue. Effective in the first quarter of 2010, the Company has prospectively changed the accounting for these repurchase and securities lending transactions so that the accounting reflects a secured borrowing transaction, thus conforming the accounting to the transaction terms.

Variable Interest Entities

        An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC 810, Consolidation (formerly FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) (FIN 46(R)), which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity's operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity.

        Prior to January 1, 2010, the Company consolidated a VIE if it had a majority of the expected losses or a majority of the expected residual returns or both. As of January 1, 2010, when the Company adopted SFAS 167's amendments to the VIE consolidation guidance, the Company consolidates a VIE when it has both the power to direct the activities that most significantly impact the VIE's economic success and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

        Along with the VIEs that are consolidated in accordance with these guidelines, the Company has variable interests in other VIEs that are not consolidated because the Company is not the primary beneficiary.These include multi-seller finance companies, certain collateralized debt obligations (CDOs), many structured finance transactions, and various investment funds.

        However, these VIEs as well as all other unconsolidated VIEs are continually monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change. These events include:

  •
  additional purchases or sales of variable interests by Citigroup or an unrelated third party, which cause Citigroup's overall variable interest ownership to change;

  •
  changes in contractual arrangements in a manner that reallocates expected losses and residual returns among the variable interest holders; and

  •
  providing support to an entity that results in an implicit variable interest.

        All other entities not deemed to be VIEs with which the Company has involvement are evaluated for consolidation under other subtopics of ASC 810 (formerly Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, and EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights").

Securitizations

        The Company primarily securitizes credit card receivables and mortgages. Other types of securitized assets include corporate debt instruments (in cash and synthetic form) and student loans.

        There are two key accounting determinations that must be made relating to securitizations. In cases where the Company originated or owned the financial assets transferred to the securitization entity, it determines whether that transfer is considered a sale under U.S. Generally Accepted Accounting Principles (GAAP). If it is a sale, the transferred assets are removed from the Company's Consolidated Balance Sheet with a gain or loss recognized. Alternatively, if the Company determines that the transfer is a financing rather than a sale, the assets remain on the Company's Consolidated Balance Sheet with an offsetting liability recognized in the amount of proceeds received.

        In addition, the Company determines whether the securitization entity would be included in its Consolidated Financial Statements. If the securitization entity is a VIE, the Company consolidates the VIE if it is the primary beneficiary.

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

        As of January 1, 2010, upon adoption of SFAS 166/167, Citi first makes a determination as to whether the securitization entity would be consolidated. Second, it determines whether the transfer of financial assets is considered a sale under GAAP. Furthermore, former qualifying special purpose entities (QSPEs) are now considered VIEs and are no longer exempt from consolidation. The Company consolidates VIEs when it has both: (1) power to direct activities of the VIE that most significantly impact the entity's economic performance and (2) an obligation to absorb losses or right to receive benefits from the entity that could potentially be significant to the VIE.

        Interests in the securitized and sold assets may be retained in the form of subordinated interest-only strips, subordinated tranches, spread accounts, and servicing rights. In credit card securitizations, the Company retains a seller's interest in the credit card receivables transferred to the trusts, which is not in securitized form. Prior to January 1, 2010, when the securitization trusts were consolidated, the seller's interest was carried on a historical cost basis and classified as Consumer loans. Retained interests in securitized mortgage loans and student loans were classified as Trading account assets, as were a majority of the retained interests in securitized credit card receivables.

Transfers of Financial Assets

        For a transfer of financial assets to be considered a sale: the assets must have been isolated from the Company, even in bankruptcy or other receivership; the purchaser must have the right to sell the assets transferred or, if the purchaser is an entity whose sole purpose is to engage in securitization and asset-backed financing activities and that entity is constrained from pledging the assets it receives, each beneficial interest holder must have the right to sell the assets (prior to January 1 2010, the entity had to be a QSPE); and the Company may not have an option or any obligation to reacquire the assets. If these sale requirements are met, the assets are removed from the Company's Consolidated Balance Sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, the assets remain on the Consolidated Balance Sheet, and the sale proceeds are recognized as the Company's liability. A legal opinion on a sale is generally obtained for complex transactions or where the Company has continuing involvement with assets transferred or with the securitization entity. For a transfer to be eligible for sale accounting, those opinions must state that the asset transfer is considered a sale and that the assets transferred would not be consolidated with the Company's Other assets in the event of the Company's insolvency.
        For a transfer of a portion of a financial asset to be considered a sale, the portion transferred must meet the definition of a participating interest. A participating interest must represent a pro rata ownership in an entire financial asset; all cash flows must be divided proportionally, with the same priority of payment; no participating interest in the transferred asset may be subordinated to the interest of another participating interest holder; and no party may have the right to pledge or exchange the entire financial asset unless all participating interest holders agree. Otherwise, the transfer is accounted for as a secured borrowing.

        See Note 14 to the Consolidated Financial Statements for further discussion.

ACCOUNTING CHANGES

Additional Disclosures Regarding Fair Value Measurements

        In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of January 1, 2010. The required disclosures are included in Note 16. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166, now incorporated into ASC Topic 860) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167, now incorporated into ASC Topic 810). Citigroup adopted both standards on January 1, 2010. Citigroup has elected to apply SFAS 166 and SFAS 167 prospectively. Accordingly, prior periods have not been restated.

        SFAS 166 eliminates QSPEs. SFAS 167 details three key changes to the consolidation model. First, former QSPEs are now included in the scope of SFAS 167. In addition, the FASB has changed the method of analyzing which party to a VIE should consolidate the VIE (known as the primary beneficiary) to a qualitative determination of which party to the VIE has "power" combined with potentially significant benefits or losses, instead of the previous quantitative risks and rewards model. The party that has "power" has the ability to direct the activities of the VIE that most significantly impact the VIE's economic performance. Finally, the new standard requires that the primary beneficiary analysis be re-evaluated whenever circumstances change. The previous rules required reconsideration of the primary beneficiary only when specified reconsideration events occurred.

        As a result of implementing these new accounting standards, Citigroup consolidated certain of the VIEs and former QSPEs with which it currently has involvement. Further, certain asset transfers, including transfers of portions of assets, that would have been considered sales under SFAS 140, are considered secured borrowings under the new standards.

        In accordance with SFAS 167, Citigroup employed three approaches for newly consolidating certain VIEs and former QSPEs as of January 1, 2010. The first approach requires initially measuring the assets, liabilities, and noncontrolling interests of the VIEs and former QSPEs at their carrying values (the amounts at which the assets, liabilities, and noncontrolling interests would have been carried in the Consolidated Financial Statements, if Citigroup had always consolidated these VIEs and former QSPEs). The second approach measures assets at their unpaid principal amount, and is applied where using carrying values is not practicable. The third approach is to elect the fair value option, in which all of the financial assets and liabilities of certain designated VIEs and former QSPEs are recorded at fair value upon adoption of SFAS 167 and continue to be marked to market thereafter, with changes in fair value reported in earnings.

        Citigroup consolidated all required VIEs and former QSPEs, as of January 1, 2010 at carrying values or unpaid principal amounts, except for certain private label residential mortgage and mutual fund deferred sales commissions VIEs, for which the fair value option was elected. The following tables present the impact of adopting these new accounting standards applying these approaches.

        The incremental impact of these changes on GAAP assets and resulting risk-weighted assets for those VIEs and former QSPEs that were consolidated or deconsolidated for accounting purposes as of January 1, 2010 was as follows:

	Incremental
In billions of dollars	GAAP assets	Risk- weighted assets(3)
Impact of consolidation
Credit cards	$86.3	$0.8
Commercial paper conduits	28.3	13.0
Student loans	13.6	3.7
Private label consumer mortgages	4.4	1.3
Municipal tender option bonds	0.6	0.1
Collateralized loan obligations	0.5	0.5
Mutual fund deferred sales commissions	0.5	0.5

Subtotal	$134.2	$19.9

Impact of deconsolidation
Collateralized debt obligations(1)	$1.9	$3.6
Equity-linked notes(2)	1.2	0.5

Total	$137.3	$24.0

(1)
The implementation of SFAS 167 resulted in the deconsolidation of certain synthetic and cash collateralized debt obligation (CDO) VIEs that were previously consolidated under the requirements of ASC 810 (FIN 46(R)). Upon deconsolidation of these synthetic CDOs, Citigroup's Consolidated Balance Sheet reflects the recognition of current receivables and payables related to purchased and written credit default swaps entered into with these VIEs, which had previously been eliminated in consolidation. The deconsolidation of certain cash CDOs has a minimal impact on GAAP assets, but causes a sizable increase in risk-weighted assets. The impact on risk-weighted assets results from replacing, in Citigroup's trading account, largely investment grade securities owned by these VIEs when consolidated, with Citigroup's holdings of non-investment grade or unrated securities issued by these VIEs when deconsolidated.

(2)
Certain equity-linked note client intermediation transactions that had previously been consolidated under the requirements of ASC 810 (FIN 46 (R)) because Citigroup had repurchased and held a majority of the notes issued by the VIE were deconsolidated with the implementation of SFAS 167, because Citigroup does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. Upon deconsolidation, Citigroup's Consolidated Balance Sheet reflects both the equity-linked notes issued by the VIEs and held by Citigroup as trading assets, as well as related trading liabilities in the form of prepaid equity derivatives. These trading assets and trading liabilities were formerly eliminated in consolidation.

(3)
The net increase in risk-weighted assets (RWA) was $10 billion, principally reflecting the deduction from gross RWA of $13 billion of loan loss reserves (LLR) recognized from the adoption of SFAS 166/167, which exceeded the 1.25% limitation on LLRs includable in Tier 2 Capital.

        The following table reflects the incremental impact of adopting SFAS 166/167 on Citigroup's GAAP assets, liabilities, and stockholders' equity.

In billions of dollars	January 1, 2010
Assets
Trading account assets	$(9.9)
Investments	(0.6)
Loans	159.4
Allowance for loan losses	(13.4)
Other assets	1.8

Total assets	$137.3

Liabilities
Short-term borrowings	$58.3
Long-term debt	86.1
Other liabilities	1.3

Total liabilities	$145.7

Stockholders' equity
Retained earnings	$(8.4)

Total stockholders' equity	(8.4)

Total liabilities and stockholders' equity	$137.3

        The preceding tables reflect: (i) the portion of the assets of former QSPEs to which Citigroup, acting as principal, had transferred assets and received sales treatment prior to January 1, 2010 (totaling approximately $712.0 billion), and (ii) the assets of significant VIEs as of January 1, 2010 with which Citigroup is involved (totaling approximately $219.2 billion) that were previously unconsolidated and are required to be consolidated under the new accounting standards. Due to the variety of transaction structures and the level of Citigroup involvement in individual former QSPEs and VIEs, only a portion of the former QSPEs and VIEs with which the Company is involved were required to be consolidated.

        In addition, the cumulative effect of adopting these new accounting standards as of January 1, 2010 resulted in an aggregate after-tax charge to Retained earnings of $8.4 billion, reflecting the net effect of an overall pretax charge to Retained earnings (primarily relating to the establishment of loan loss reserves and the reversal of residual interests held) of $13.4 billion and the recognition of related deferred tax assets amounting to $5.0 billion.

        The impact on certain of Citigroup's regulatory capital ratios of adopting these new accounting standards, reflecting immediate implementation of the recently issued final risk-based capital rules regarding SFAS 166/167, was as follows:

As of January 1, 2010
Impact
Tier 1 Capital	(141) bps
Total Capital	(142) bps

Non-consolidation of Certain Investment Funds

        The FASB issued Accounting Standards Update No. 2010-10, Consolidation (Topic 810), Amendments for Certain Investment Funds (ASU 2010-10) in the first quarter of 2010. ASU 2010-10 provides a deferral to the requirements of SFAS 167 where the following criteria are met:

  (1)
  The entity being evaluated for consolidation is an investment company, as defined, or an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with an investment company;

  (2)
  The reporting enterprise does not have an explicit or implicit obligation to fund losses of the entity that could potentially be significant to the entity; and

  (3)
  The entity being evaluated for consolidation is not:

    •
    A securitization entity;

    •
    An asset-backed financing entity;

    •
    An entity that was formerly considered a qualifying special-purpose entity.

The Company has determined that a majority of the investment vehicles managed by Citigroup are provided a deferral from the requirements of SFAS 167, because they meet these criteria. These vehicles continue to be evaluated under the requirements of ASC 810-10, prior to the implementation of SFAS 167 (FIN 46(R)).

        Where the Company has determined that certain investment vehicles are subject to the consolidation requirements of SFAS 167, the consolidation conclusions reached upon initial application of SFAS 167 are consistent with the consolidation conclusions reached under the requirements of ASC 810-10, prior to the implementation of SFAS 167.

Investments in Certain Entities that Calculate Net Asset Value per Share

        As of December 31, 2009, the Company adopted Accounting Standards Update (ASU) No. 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent), which provides guidance on measuring the fair value of certain alternative investments. The ASU permits entities to use net asset value as a practical expedient to measure the fair value of their investments in certain investment funds. The ASU also requires additional disclosures regarding the nature and risks of such investments and provides guidance on the classification of such investments as Level 2 or Level 3 of the fair value hierarchy. This ASU did not have a material impact on the Company's accounting for its investments in alternative investment funds.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

Change in Accounting for Embedded Credit Derivatives

        In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives. The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition. At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading. The new rules are effective July 1, 2010. The Company is currently analyzing the impact of the changes to determine the population of instruments that may be reclassified to trading upon adoption.

Loss-Contingency Disclosures

        In June 2008, the FASB issued an exposure draft proposing expanded disclosures regarding loss contingencies. This proposal increases the number of loss contingencies subject to disclosure and requires substantial quantitative and qualitative information to be provided about those loss contingencies. The proposal will have no impact on the Company's accounting for loss contingencies.

Investment Company Audit Guide (SOP 07-1)

        In July 2007, the AICPA issued Statement of Position 07-1, "Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" (SOP 07-1) (now incorporated into ASC 946-10, Financial Services-Investment Companies), which was expected to be effective for fiscal years beginning on or after December 15, 2007. However, in February 2008, the FASB delayed the effective date indefinitely by issuing an FSP SOP 07-1-1, "Effective Date of AICPA Statement of Position 07-1." This statement sets forth more stringent criteria for qualifying as an investment company than does the predecessor Audit Guide. In addition, ASC 946-10 (SOP 07-1) establishes new criteria for a parent company or equity method investor to retain investment company accounting in their consolidated financial statements. Investment companies record all their investments at fair value with changes in value reflected in earnings. The Company is currently evaluating the potential impact of adopting the SOP.

2.    DISCONTINUED OPERATIONS

Sale of Nikko Cordial

        On October 1, 2009, the Company announced the successful completion of the sale of Nikko Cordial Securities to Sumitomo Mitsui Banking Corporation. The transaction had a total cash value to Citi of 776 billion yen (US$8.7 billion at an exchange rate of 89.60 yen to US$1.00 as of September 30, 2009). The cash value is composed of the purchase price for the transferred business of 545 billion yen, the purchase price for certain Japanese-listed equity securities held by Nikko Cordial Securities of 30 billion yen, and 201 billion yen of excess cash derived through the repayment of outstanding indebtedness to Citi. After considering the impact of foreign exchange hedges of the proceeds of the transaction, the sale resulted in an immaterial gain in 2009. A total of about 7,800 employees are included in the transaction.

        The Nikko Cordial operations had total assets and total liabilities of approximately $24 billion and $16 billion, respectively, at the time of sale, which were reflected in Citi Holdings prior to the sale.

        Results for all of the Nikko Cordial businesses sold are reported as Discontinued operations for all periods presented.

        Summarized financial information for Discontinued operations, including cash flows, related to the sale of Nikko Cordial is as follows:

	Three Months Ended March 31,
In millions of dollars	2010	2009
Total revenues, net of interest expense	$92	$268

Loss from discontinued operations	$(7)	$(134)
Gain on sale	94	—
Benefit for income taxes and noncontrolling interest, net of taxes	(122)	(50)

Income (loss) from discontinued operations, net of taxes	$209	$(84)

	Three Months Ended March 31,
In millions of dollars	2010	2009
Cash flows from operating activities	$(133)	$(1,184)
Cash flows from investing activities	185	1,239
Cash flows from financing activities	—	—

Net cash provided by discontinued operations	$52	$55

Sale of Citigroup's German Retail Banking Operations

        On December 5, 2008, Citigroup sold its German retail banking operations to Credit Mutuel for 5.2 billion Euros in cash plus the German retail bank's operating net earnings accrued in 2008 through the closing. The sale resulted in an after-tax gain of approximately $3.9 billion including the after-tax gain on the foreign currency hedge of $383 million recognized during the fourth quarter of 2008.

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

        Summarized financial information for Discontinued operations, including cash flows, related to the sale of the German retail banking operations is as follows:

	Three Months Ended March 31,
In millions of dollars	2010	2009
Total revenues, net of interest expense	$21	$6

Income (loss) from discontinued operations	$3	$(19)
Loss on sale	—	(41)
Provision (benefit) for income taxes and noncontrolling interest, net of taxes	1	(7)

Income (loss) from discontinued operations, net of taxes	$2	$(53)

	Three Months Ended March 31,
In millions of dollars	2010	2009
Cash flows from operating activities	$(2)	$19
Cash flows from investing activities	1	(10)
Cash flows from financing activities	1	(9)

Net cash provided by (used in) discontinued operations	$—	$—

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

        Results for all of the CitiCapital businesses sold are reported as Discontinued operations for all periods presented.

        Summarized financial information for Discontinued operations, including cash flows, related to the sale of CitiCapital is as follows:

	Three Months Ended March 31,
In millions of dollars	2010	2009
Total revenues, net of interest expense	$4	$9

Income (loss) from discontinued operations	$(1)	$1
Gain (loss) on sale	—	—
(Benefit) for income taxes and noncontrolling interest, net of taxes	(1)	—

Income from discontinued operations, net of taxes	$—	$1

Three Months Ended March 31,
In millions of dollars	2010	2009
Cash flows from operating activities	$—	$—
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—

Net cash provided by (used in) discontinued operations	$—	$—

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

	Three Months Ended March 31,
In millions of dollars	2010	2009
Total revenues, net of interest expense	$117	$283

(Loss) from discontinued operations	$(5)	$(152)
Gain (loss) on sale	94	(12)
(Benefit) for income taxes and noncontrolling interest, net of taxes	(122)	(47)

Loss from discontinued operations, net of taxes	$211	$(117)

Cash flows from discontinued operations

	Three Months Ended March 31,
In millions of dollars	2010	2009
Cash flows from operating activities	$(135)	$(1,165)
Cash flows from investing activities	186	1,258
Cash flows from financing activities	1	(9)

Net cash provided by discontinued operations	$52	$84

 3.    BUSINESS SEGMENTS

        The following table presents certain information regarding the Company's operations by segment:

	Revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)(2)		Identifiable assets
	Three Months Ended March 31,
In millions of dollars, except identifiable assets in billions							Mar. 31, 2010	Dec. 31, 2009
	2010	2009	2010	2009	2010	2009
Regional Consumer Banking	$8,082	$6,353	$227	$156	$1,014	$791	$313	$257
Institutional Clients Group	10,440	14,574	1,830	3,218	4,147	7,040	923	882

Subtotal Citicorp	$18,522	$20,927	$2,057	$3,374	$5,161	$7,831	$1,236	$1,139
Citi Holdings	6,550	3,094	(946)	(3,588)	(876)	(5,485)	503	487
Corporate/Other	349	500	(75)	1,049	(36)	(652)	263	231

Total	$25,421	$24,521	$1,036	$835	$4,249	$1,694	$2,002	$1,857

(1)
Includes Citicorp total revenues, net of interest expense, in North America of $3.8 billion and $2.5 billion; in EMEA of $405 million and $360 million; in Latin America of $2.1 billion and $1.9 billion; and in Asia of $1.8 billion and $1.6 billion for the three months ended March 31, 2010 and 2009, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the Regional Consumer Banking results of $2.9 billion and $1.9 billion; in the ICG results of $(85) million and $421 million; and in the Citi Holdings results of $5.8 billion and $8.0 billion for the three months ended March 31, 2010 and 2009, respectively.

 4.    INTEREST REVENUE AND EXPENSE

        For the three months ended March 31, 2010 and 2009, respectively, interest revenue and expense consisted of the following:

	Three Months Ended March 31,
In millions of dollars	2010	2009
Interest revenue
Loan interest, including fees	$14,673	$12,855
Deposits with banks	290	436
Federal funds sold and securities purchased under agreements to resell	752	885
Investments, including dividends	3,109	3,176
Trading account assets(1)	1,872	2,951
Other interest	156	280

Total interest revenue	$20,852	$20,583

Interest expense
Deposits(2)	$2,080	$2,848
Federal funds purchased and securities loaned or sold under agreements to repurchase	654	1,104
Trading account liabilities(1)	63	108
Short-term borrowings	276	463
Long-term debt	3,218	3,134

Total interest expense	$6,291	$7,657

Net interest revenue	$14,561	$12,926
Provision for loan losses	8,366	9,915

Net interest revenue after provision for loan losses	$6,195	$3,011

(1)
Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes FDIC deposit insurance fees and charges of $223 million and $299 million for the three months ended ended March 31, 2010 and March 31, 2009, respectively.

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

        The following table presents commissions and fees revenue for the three months ended March 31:

	Three Months Ended March 31,
In millions of dollars	2010	2009
Credit cards and bank cards	$965	$977
Investment banking	845	814
Smith Barney	—	515
ICG trading-related	453	347
Transaction services	347	316
Other consumer	331	241
Checking-related	273	264
Other ICG	172	150
Primerica	91	73
Loan servicing(1)	254	196
Corporate finance	96	250
Other	(67)	25

Total commissions and fees	$3,760	$4,168

(1)
Includes fair value adjustments on mortgage servicing assets. The mark-to-market on the underlying economic hedges of the MSRs is included in Other revenue.

6.    PRINCIPAL TRANSACTIONS

        Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products, as well as foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities' profitability. The following tables present principal transactions revenue for the three months ended March 31:

	Three Months Ended March 31,
In millions of dollars	2010	2009
Regional Consumer Banking	$134	$233
Institutional Clients Group	3,344	6,950

Subtotal Citicorp	$3,478	$7,183
Local Consumer Lending	(201)	340
Brokerage and Asset Management	(26)	(17)
Special Asset Pool	1,147	(4,042)

Subtotal Citi Holdings	$920	$(3,719)
Corporate/Other	(347)	206

Total Citigroup	$4,051	$3,670

	Three Months Ended March 31,
In millions of dollars	2010	2009
Interest rate contracts(1)	$1,309	$4,597
Foreign exchange contracts(2)	241	1,006
Equity contracts(3)	565	1,078
Commodity and other contracts(4)	109	697
Credit derivatives(5)	1,827	(3,708)

Total Citigroup	$4,051	$3,670

(1)
Includes revenues from government securities and corporate debt, municipal securities, preferred stock, mortgage securities, and other debt instruments. Also includes options on fixed income securities, interest rate swaps, swap options, caps and floors, financial futures, OTC options, and forward contracts on fixed income securities.

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

 7.    RETIREMENT BENEFITS

        The Company has several non-contributory defined benefit pension plans covering certain U.S. employees in 2009 and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. qualified defined benefit plan provides benefits under a cash balance formula. However, employees satisfying certain age and service requirements remain covered by a prior final average pay formula under that plan. Effective January 1, 2008, the U.S. qualified pension plan was frozen for most employees. Accordingly, no additional compensation-based contributions were credited to the cash balance plan for existing plan participants during 2008 or 2009. However, employees still covered under the prior final pay plan will continue to accrue benefits. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States.

        The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Act") were signed into law in the U.S. in March 2010. One provision of the Act that impacts Citigroup is the elimination of the tax deductibility for benefits paid that are related to the retiree Medicare Part D subsidy starting in 2013. Citigroup is required to recognize the full accounting impact in the period in which the Act is signed, which resulted in a $45 million reduction in deferred tax assets with a corresponding charge to income from continuing operations in the first quarter of 2010. The other provisions of the Act are not expected to have a significant impact on Citigroup's pension and post-retirement plans.

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

Net (Benefit) Expense

	Three Months Ended March 31,
	Pension Plans				Postretirement Benefit Plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2010	2009	2010	2009	2010	2009	2010	2009
Benefits earned during the period	$4	$6	$41	$37	$—	$—	$6	$7
Interest cost on benefit obligation	159	163	84	70	14	15	26	21
Expected return on plan assets	(211)	(229)	(94)	(78)	(2)	(2)	(25)	(18)
Amortization of unrecognized:
Prior service cost (benefit)		1	1			—	—	—
Net actuarial loss	11	—	14	15	1	1	5	4

Net (benefit) expense	$(37)	$(59)	$46	$44	$13	$14	$12	$14

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $11 million and $10 million for the three months ended March 31, 2010 and 2009, respectively.

Employer Contributions

        Citigroup's pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements, rather than to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under the Employee Retirement Income Security Act of 1974, as amended, if appropriate to its tax and cash position and the plan's funded position. For the U.S. plans, at March 31, 2010 there were no minimum required cash contributions and no discretionary cash or non-cash contributions are currently planned. For the non-U.S. plans, the Company contributed $60 million during the first quarter of 2010. The Company expects to contribute an additional $98 million to fund its non-U.S. plans in 2010.

 8.    EARNINGS PER SHARE

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31:

	Three Months Ended March 31,
In millions, except per-share amounts	2010	2009
Income before attribution of noncontrolling interests	$4,249	$1,694
Noncontrolling interests	32	(16)

Net income from continuing operations (for EPS purposes)	$4,217	$1,710
Income (loss) from discontinued operations, net of taxes	211	(117)

Citigroup's net income (loss)	$4,428	$1,593
Preferred dividends	—	(1,221)
Impact of the conversion price reset related to the $12.5 billion convertible preferred stock private issuance	—	(1,285)
Preferred stock Series H discount accretion	—	(53)

Net income (loss) available to common shareholders	$4,428	$(966)
Income allocated to participating securities	28	—

Net income (loss) allocated to common shareholders for basic EPS(1)	$4,400	$(966)
Effect of dilutive securities	—	270

Net income (loss) allocated to common shareholders for diluted EPS(1)	$4,400	$(696)

Weighted-average common shares outstanding applicable to basic EPS	28,444.3	5,385.0
Effect of dilutive securities
TDECs	882.8	—
Convertible securities	0.7	568.3
Other employee plans	5.7	—

Adjusted weighted-average common shares outstanding applicable to diluted EPS(2)	29,333.5	5,953.3

Basic earnings per share(3)
Income (loss) from continuing operations	$0.15	$(0.16)
Discontinued operations	0.01	(0.02)

Net income (loss)	$0.15	$(0.18)

Diluted earnings per share(3)
Income (loss) from continuing operations	$0.14	$(0.16)
Discontinued operations	0.01	(0.02)

Net income (loss)	$0.15	$(0.18)

(1)
Due to the net loss available to common shareholders in 2009, loss available to common shareholders for basic EPS was used to calculate diluted EPS. Adding back the effect of dilutive securities would result in anti-dilution.

(2)
Due to the net loss available to common shareholders in 2009, basic shares were used to calculate diluted EPS. Adding dilutive securities to the denominator would result in anti-dilution.

(3)
Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

        During the first three months of 2010 and 2009, weighted-average options to purchase 390.5 million and 121.1 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per common share, because the weighted-average exercise prices of $11.21 and $40.34, respectively, were greater than the average market price of the Company's common stock. In addition, equity awards granted under the Management Committee Long-Term Incentive Plan (MC LTIP) were not included in the 2009 computation of earnings per common share, because the performance targets under the terms of the awards were not met and, as a result, the awards expired in the first quarter of 2010.

        Approximately $1.7 billion of Common Stock Equivalent (CSE) awards payable in April 2010 in shares of Citigroup common stock were not included in the computation of earnings per common share, because the awards were anti-dilutive under the treasury stock method. Equity units convertible into approximately 177 million shares of Citigroup common stock held by the Abu Dhabi Investment Authority (ADIA) were not included in the computation of earnings per common share, because the exercise price of $31.83 was greater than the average market price of Citigroup's common stock. Approximately 5 million of other incentive compensation awards were not included in the computation of earnings per common share, because they were anti-dilutive for the periods presented.

9.    TRADING ACCOUNT ASSETS AND LIABILITIES

        Trading account assets and Trading account liabilities, at fair value, consisted of the following at March 31, 2010 and December 31, 2009:

In millions of dollars	March 31, 2010	December 31, 2009
Trading account assets
Mortgage-backed securities(1)
U.S. government sponsored agency guaranteed	$29,154	$20,638
Prime	1,368	1,156
Alt-A	1,364	1,229
Subprime	7,148	9,734
Non-U.S. residential	2,779	2,368
Commercial	3,205	3,455

Total mortgage-backed securities(1)	$45,018	$38,580

U.S. Treasury and federal agencies
U.S. Treasuries	$27,174	$28,938
Agency and direct obligations	5,248	2,041

Total U.S. Treasury and federal agencies	$32,422	$30,979

State and municipal securities	7,672	$7,147
Foreign government securities	86,000	72,769
Corporate	56,995	51,985
Derivatives(2)	53,710	58,879
Equity securities	43,054	46,221
Asset-backed securities(1)	5,475	4,089
Other debt securities	15,437	32,124

Total trading account assets	$345,783	$342,773

Trading account liabilities
Securities sold, not yet purchased	$83,134	$73,406
Derivatives(2)	59,614	64,106

Total trading account liabilities	$142,748	$137,512

(1)
The Company invests in mortgage-backed securities and asset-backed securities. Mortgage securitizations are generally considered variable interest entities (VIEs). The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, information is provided in Note 14 to the Consolidated Financial Statements.

(2)
Presented net, pursuant to master netting agreements. See Note 15 to the Consolidated Financial Statements for a discussion regarding the accounting and reporting for derivatives.

 10.    INVESTMENTS

In millions of dollars	March 31, 2010	December 31, 2009
Securities available-for-sale	$253,367	$239,599
Debt securities held-to-maturity(1)	46,348	51,527
Non-marketable equity securities carried at fair value(2)	8,771	6,830
Non-marketable equity securities carried at cost(3)	8,247	8,163

Total investments	$316,733	$306,119

(1)
Recorded at amortized cost, less credit-related impairment.

(2)
Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)
Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, Federal Home Loan Bank, foreign central banks and various clearing houses of which Citigroup is a member.

Securities Available-for-Sale

        The amortized cost and fair value of securities available-for-sale at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010				December 31, 2009
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities available-for-sale
Mortgage-backed securities(1)
U.S. government-agency guaranteed	$20,075	$407	$25	$20,457	$20,625	$339	$50	$20,914
Prime	6,749	13	884	5,878	7,291	119	932	6,478
Alt-A	248	5	1	252	538	93	4	627
Subprime	1	—	—	1	1	—	—	1
Non-U.S. residential	202	2	—	204	258	—	3	255
Commercial	635	16	65	586	883	10	100	793

Total mortgage-backed securities	$27,910	$443	$975	$27,378	$29,596	$561	$1,089	$29,068
U.S. Treasury and federal agency securities
U.S. Treasury	31,857	41	155	31,743	26,857	36	331	26,562
Agency obligations	35,761	80	85	35,756	27,714	46	208	27,552

Total U.S. Treasury and federal agency securities	$67,618	$121	$240	$67,499	$54,571	$82	$539	$54,114
State and municipal	16,531	114	1,300	15,345	16,677	147	1,214	15,610
Foreign government	106,226	1,227	181	107,272	101,987	860	328	102,519
Corporate	16,798	367	79	17,086	20,024	435	146	20,313
Asset-backed securities(1)	10,310	61	88	10,283	10,089	50	93	10,046
Other debt securities	2,614	28	69	2,573	2,179	21	77	2,123

Total debt securities available- for-sale	$248,007	$2,361	$2,932	$247,436	$235,123	$2,156	$3,486	$233,793

Marketable equity securities available-for-sale	$4,164	$1,993	$226	$5,931	$4,089	$1,929	$212	$5,806

Total securities available-for-sale	$252,171	$4,354	$3,158	$253,367	$239,212	$4,085	$3,698	$239,599

(1)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered variable interest entities (VIEs). The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, information is provided in Note 14 to the Consolidated Financial Statements.

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

        The table below shows the fair value of investments in available-for-sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of March 31, 2010 and December 31, 2009:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2010
Securities available-for-sale
Mortgage-backed securities
U.S. government-agency guaranteed	$2,301	$25	$38	$—	$2,339	$25
Prime	4,810	875	439	9	5,249	884
Alt-A	4	—	155	1	159	1
Subprime	—	—	—	—	—	—
Non-U.S. residential	—	—	—	—	—	—
Commercial	102	25	45	40	147	65

Total mortgage-backed securities	$7,217	$925	$677	$50	$7,894	$975
U.S. Treasury and federal agency securities
U.S. Treasury	23,957	110	359	45	24,316	155
Agency obligations	15,159	85	1	—	15,160	85

Total U.S. Treasury and federal agency securities	$39,116	$195	$360	$45	$39,476	$240
State and municipal	1,253	106	10,277	1,194	11,530	1,300
Foreign government	16,643	73	3,857	108	20,500	181
Corporate	3,119	33	727	46	3,846	79
Asset-backed securities	188	8	1,088	80	1,276	88
Other debt securities	—	1	362	68	362	69
Marketable equity securities available-for-sale	79	2	2,386	224	2,465	226

Total securities available-for-sale	$67,615	$1,343	$19,734	$1,815	$87,349	$3,158

December 31, 2009
Securities available-for-sale
Mortgage-backed securities
U.S. government-agency guaranteed	$6,793	$47	$263	$3	$7,056	$50
Prime	5,074	905	228	27	5,302	932
Alt-A	106	—	35	4	141	4
Subprime	—	—	—	—	—	—
Non-U.S. residential	250	3	—	—	250	3
Commercial	93	2	259	98	352	100

Total mortgage-backed securities	$12,316	$957	$785	$132	$13,101	$1,089
U.S. Treasury and federal agency securities
U.S. Treasury	23,378	224	308	107	23,686	331
Agency obligations	17,957	208	7	—	17,964	208

Total U.S. Treasury and federal agency securities	$41,335	$432	$315	$107	$41,650	$539
State and municipal	754	97	10,630	1,117	11,384	1,214
Foreign government	39,241	217	10,398	111	49,639	328
Corporate	1,165	47	907	99	2,072	146
Asset-backed securities	627	4	986	89	1,613	93
Other debt securities	28	2	647	75	675	77
Marketable equity securities available-for-sale	102	4	2,526	208	2,628	212

Total securities available-for-sale	$95,568	$1,760	$27,194	$1,938	$122,762	$3,698

        The following table presents the amortized cost and fair value of debt securities available-for-sale by contractual maturity dates as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$6	$5	$2	$3
After 1 but within 5 years	10	10	16	16
After 5 but within 10 years	544	527	626	597
After 10 years(2)	27,350	26,836	28,952	28,452

Total	$27,910	$27,378	$29,596	$29,068

U.S. Treasury and federal agencies
Due within 1 year	$6,350	$6,347	$5,357	$5,366
After 1 but within 5 years	48,381	48,308	35,912	35,618
After 5 but within 10 years	9,506	9,509	8,815	8,773
After 10 years(2)	3,381	3,335	4,487	4,357

Total	$67,618	$67,499	$54,571	$54,114

State and municipal
Due within 1 year	$15	$15	$7	$8
After 1 but within 5 years	125	131	119	129
After 5 but within 10 years	282	286	340	359
After 10 years(2)	16,109	14,913	16,211	15,114

Total	$16,531	$15,345	$16,677	$15,610

Foreign government
Due within 1 year	$32,367	$32,507	$32,223	$32,365
After 1 but within 5 years	62,549	63,173	61,165	61,426
After 5 but within 10 years	10,308	10,459	7,844	7,845
After 10 years(2)	1,002	1,133	755	883

Total	$106,226	$107,272	$101,987	$102,519

All other(3)
Due within 1 year	$3,662	$3,658	$4,243	$4,244
After 1 but within 5 years	12,901	13,079	14,286	14,494
After 5 but within 10 years	8,648	8,721	9,483	9,597
After 10 years(2)	4,511	4,484	4,280	4,147

Total	$29,722	$29,942	$32,292	$32,482

Total debt securities available-for-sale	$248,007	$247,436	$235,123	$233,793

(1)
Includes mortgage-backed securities of U.S. federal agencies.

(2)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)
Includes corporate securities and other debt securities.

        The following table presents interest and dividends on investments for the quarter ended March 31, 2010 and 2009:

	Three months ended
In millions of dollars	March 31, 2010	March 31, 2009
Taxable interest	$2,868	$3,013
Interest exempt from U.S. federal income tax	173	118
Dividends	68	45

Total interest and dividends	$3,109	$3,176

        The following table presents realized gains and losses on investments for the quarters ended March 31, 2010 and 2009.

        The gross realized investment losses exclude losses from other-than-temporary impairment:

	Three months ended
In millions of dollars	March 31, 2010	March31, 2009
Gross realized investment gains	$593	$781
Gross realized investment losses(1)	(55)	(24)

Net realized gains	$538	$757

(1)
During the first quarter of 2010, the Company sold four corporate debt securities that were classified as held-to-maturity. These sales were in response to a significant deterioration in the creditworthiness of the issuers. The securities sold had a carrying value of $413 million, and the Company recorded a realized loss of $49 million.

Debt Securities Held-to-Maturity

        The carrying value and fair value of securities held-to-maturity (HTM) at March 31, 2010 and December 31, 2009 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized loss recognized in AOCI	Carrying value(2)	Gross unrecognized gains	Gross unrecognized losses	Fair value
March 31, 2010
Debt securities held-to-maturity(3)
Mortgage-backed securities
Prime	$5,818	$1,011	$4,807	$311	$6	$5,112
Alt-A	14,055	3,779	10,276	375	237	10,414
Subprime	1,028	133	895	23	100	818
Non-U.S. residential	8,016	989	7,027	527	76	7,478
Commercial	1,227	38	1,189	11	172	1,028

Total mortgage-backed securities	$30,144	$5,950	$24,194	$1,247	$591	$24,850
U.S. Treasury and federal agency securities	—	—	—	—	—	—
Total U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—
State and municipal	2,974	144	2,830	109	86	2,853
Corporate	6,867	226	6,641	659	29	7,271
Asset-backed securities(3)	13,081	398	12,683	371	383	12,671
Other debt securities	—	—	—	—	—	—

Total debt securities held-to-maturity	$53,066	$6,718	$46,348	$2,386	$1,089	$47,645

December 31, 2009
Debt securities held-to-maturity(3)
Mortgage-backed securities
Prime	$6,118	$1,151	$4,967	$317	$5	$5,279
Alt-A	14,710	4,276	10,434	905	243	11,096
Subprime	1,087	128	959	77	100	936
Non-U.S. residential	9,002	1,119	7,883	469	134	8,218
Commercial	1,303	45	1,258	1	208	1,051

Total mortgage-backed securities	$32,220	$6,719	$25,501	$1,769	$690	$26,580
U.S. Treasury and federal agency securities	—	—	—	—	—	—
Total U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—
State and municipal	3,067	147	2,920	92	113	2,899
Corporate	7,457	264	7,193	524	182	7,535
Asset-backed securities(3)	16,348	435	15,913	567	496	15,984
Other debt securities	—	—	—	—	—	—

Total debt securities held-to-maturity	$59,092	$7,565	$51,527	$2,952	$1,481	$52,998

(1)
For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value amount of the securities at the date of transfer plus any accretion income and less any impairments recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less any impairment previously recognized in earnings.

(2)
HTM securities are carried on the Consolidated Balance Sheet at amortized cost and the changes in the value of these securities, other than impairment charges, are not reported on the financial statements.

(3)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered variable interest entities (VIEs). The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, information is provided in Note 14 to the Consolidated Financial Statements.

        The net unrealized losses classified in Accumulated other comprehensive income (AOCI) relate to debt securities reclassified from AFS investments to HTM investments. Additionally, for HTM securities that have suffered credit impairment, declines in fair value for reasons other than credit losses are recorded in AOCI. The AOCI balance was $6.7 billion as of March 31, 2010, compared to $7.6 billion as of December 31, 2009. The AOCI balance for HTM securities is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same debt securities. This will have no impact on the Company's net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

        The credit-related impairment on HTM securities is recognized in earnings.

        The table below shows the fair value of investments in HTM that have been in an unrecognized loss position for less than 12 months or for 12 months or longer as of March 31, 2010 and December 31, 2009:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
March 31, 2010
Debt securities held-to-maturity
Mortgage-backed securities	$91	$43	$15,328	$548	$15,419	$591
State and municipal	569	50	577	36	1,146	86
Corporate	—	—	988	29	988	29
Asset-backed securities	—	—	4,114	383	4,114	383
Other debt securities	—	—	—	—	—	—

Total debt securities held-to-maturity	$660	$93	$21,007	$996	$21,667	$1,089

December 31, 2009
Debt securities held-to-maturity
Mortgage-backed securities	$—	$—	$16,923	$690	$16,923	$690
State and municipal	755	79	713	34	1,468	113
Corporate	—	—	1,519	182	1,519	182
Asset-backed securities	348	18	5,460	478	5,808	496
Other debt securities	—	—	—	—	—	—

Total debt securities held-to-maturity	$1,103	$97	$24,615	$1,384	$25,718	$1,481

        Excluded from the gross unrecognized losses presented in the above table are the $6.7 billion and $7.6 billion of gross unrealized losses recorded in AOCI mainly related to the HTM securities that were reclassified from AFS investments as of March 31, 2010 and December 31, 2009, respectively. Virtually all of these unrealized losses relate to securities that have been in a loss position for 12 months or longer at both March 31, 2010 and December 31, 2009.

        The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$1	$1
After 1 but within 5 years	629	540	466	385
After 5 but within 10 years	618	542	697	605
After 10 years(1)	22,947	23,768	24,337	25,589

Total	$24,194	$24,850	$25,501	$26,580

State and municipal
Due within 1 year	$14	$14	$6	$6
After 1 but within 5 years	39	64	53	79
After 5 but within 10 years	88	88	99	99
After 10 years(1)	2,689	2,687	2,762	2,715

Total	$2,830	$2,853	$2,920	$2,899

All other(2)
Due within 1 year	$2,835	$2,856	$4,652	$4,875
After 1 but within 5 years	2,741	2,865	3,795	3,858
After 5 but within 10 years	6,113	6,660	6,240	6,526
After 10 years(1)	7,635	7,561	8,419	8,260

Total	$19,324	$19,942	$23,106	$23,519

Total debt securities held-to-maturity	$46,348	$47,645	$51,527	$52,998

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

        For debt securities, a critical component of the evaluation for other-than-temporary impairment is the identification of credit impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. For securities purchased and classified as AFS with the expectation of receiving full principal and interest cash flows, this analysis considers the likelihood of receiving all contractual principal and interest. For securities reclassified out of the trading category in the fourth quarter of 2008, the analysis considered the likelihood of receiving the expected principal and interest cash flows anticipated as of the date of reclassification in the fourth quarter of 2008. The extent of the Company's analysis regarding credit quality and the stress on assumptions used in the analysis have been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company's process for identifying credit impairment in security types with the most significant unrealized losses as of March 31, 2010.

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

        Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. Default rates are projected by considering current underlying mortgage loan performance, generally assuming the default of (1) 10% of current loans, (2) 25% of 30-59 day delinquent loans, (3) 70% of 60-90 day delinquent loans and (4) 100% of 91+ day delinquent loans. These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions used contemplate the actual collateral attributes, including geographic concentrations, rating agency loss projections, rating actions and current market prices.

        The key assumptions for mortgage-backed securities as of March 31, 2010 are in the table below:

March 31, 2010
Prepayment rate	3-8 CRR
Loss severity(1)	45%-75%
Unemployment rate	9.8%

(1)
Loss severity rates are estimated considering collateral characteristics and generally range from 45%-55% for prime bonds, 50%-75% for Alt-A bonds, and 65%-75% for subprime bonds.

        The valuation as of March 31, 2010 assumes that U.S. housing prices are unchanged for the remainder of 2010, increase 0.6% in 2011, increase 1.4% in 2012, increase 2.2% in 2013 and increase 3% per year from 2014 onwards.

        In addition, cash flow projections are developed using more stressful parameters, and management assesses the results of those stress tests (including the severity of any cash shortfall indicated and the likelihood of the stress scenarios actually occurring based on the underlying pool's characteristics and performance) to assess whether management expects to recover the amortized cost basis of the security. If cash flow projections indicate that the Company does not expect to recover its amortized cost basis, the Company recognizes the estimated credit loss in earnings.

State and municipal securities

        Citigroup's AFS state and municipal bonds consist mainly of bonds that are financed through Tender Option Bond programs. The process for identifying credit impairment for bonds in this program as well as for bonds that were previously financed in this program is largely based on third-party credit ratings. Individual bond positions must meet minimum ratings requirements, which vary based on the sector of the bond issuer. The average portfolio rating, ignoring any insurance, is Aa3/AA-.

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

        The remainder of Citigroup's AFS state and municipal bonds, outside of the above, are specifically reviewed for credit impairment based on instrument-specific estimates of cash flows, probability of default and loss given default.

Recognition and Measurement of Other-Than-Temporary Impairment

        The following table presents the total other-than-temporary impairments recognized during the 3 months ended March 31, 2010:

Other-Than-Temporary Impairments (OTTI) on Investments	Three months ended March 31, 2010
In millions of dollars	AFS	HTM	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell
Total OTTI losses recognized during the three months ended March 31, 2010	$197	$332	$529
Less: portion of OTTI loss recognized in AOCI (before taxes)	3	40	43

Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$194	$292	$486
OTTI losses recognized in earnings for securities that the Company intends to sell or more- likely-than-not will be required to sell before recovery	21	—	21

Total impairment losses recognized in earnings	$215	$292	$507

        The following is a 3-month roll-forward of the credit-related position recognized in earnings for AFS and HTM debt securities held as of March 31, 2010:

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Earnings
In millions of dollars	December 31, 2009 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to sales of credit impaired securities sold or matured	March 31, 2010 balance
AFS debt securities
Mortgage-backed securities
Prime	$242	$12	$—	$—	$254
Alt-A	1	1	—	—	2
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	245	13	—	—	258
U.S. Treasury	—	35	—	—	35
Foreign government	20	134	—	—	154
Corporate	137	4	5	—	146
Asset-backed securities	9	—	—	—	9
Other debt securities	49	3	—	—	52

Total OTTI credit losses recognized for AFS debt securities	$460	$189	$5	$—	$654

HTM debt securities
Mortgage-backed securities
Prime	$170	$75	$1	$—	$246
Alt-A	2,569	178	2	—	2,749
Subprime	210	1	2	—	213
Non-U.S. residential	96	—	—	—	96
Commercial real estate	9	—	—	—	9

Total mortgage-backed securities	3,054	254	5	—	3,313
State and municipal	7	—	—	—	7
Corporate	351	—	—	—	351
Asset-backed securities	48	33	—	—	81
Other debt securities	4	—	—	—	4

Total OTTI credit losses recognized for HTM debt securities	$3,464	$287	$5	$—	$3,756

Investments in Alternative Investment Funds

        The Company holds investments in certain hedge funds, private equity funds, fund of funds and real estate funds, and includes both funds that are managed by the Company and funds managed by third parties. These investments are generally classified as non-marketable equity securities carried at fair value. The fair value of these investments has been estimated using the net asset value (NAV) per share of the Company's ownership interest in the funds, where it is not probable that the Company will sell an investment at a price other than NAV.

In millions of dollars at March 31, 2010	Fair value	Unfunded commitments	Redemption frequency (if currently eligible)	Redemption notice period
Hedge funds	$69	$—	Monthly, quarterly, annually	10-95 days
Private equity funds	1,250	558	—	—
Real estate funds(1)	126	37	—	—

Total	$1,445	$595

(1)
This category includes several real estate funds that invest primarily in commercial real estate in the U.S., Europe and Asia. These investments can never be redeemed with the funds. Distributions from each fund will be received as the underlying investments in the funds are liquidated. It is estimated that the underlying assets of the fund will be liquidated over a period of several years as market conditions allow. While certain assets within the portfolio may be sold, no specific assets have been identified for sale. Because it is not probable that any individual investment will be sold, the fair value of each individual investment has been estimated using the net asset value of the Company's ownership interest in the partners' capital. There is no standard redemption frequency nor is a prior notice period required. The investee fund's management must approve of the buyer before the sale of the investments can be completed.

 11.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in Goodwill during the first three months of 2010 were as follows:

In millions of dollars
Balance at December 31, 2009	$25,392

Foreign exchange translation	294
Smaller acquisitions/divestitures, purchase accounting adjustments and other	(24)

Balance at March 31, 2010	$25,662

        During the first quarter of 2010, no goodwill was written off due to impairment and no interim impairment test on goodwill was performed. Goodwill is tested for impairment annually during the third quarter at the reporting unit level and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. There were no triggering events present during the first quarter of 2010 for any reporting unit and an interim goodwill impairment test was not required.

        The Company will continue to monitor the Local Consumer Lending—Cards reporting unit for triggering events in the interim as the goodwill in this reporting unit may be particularly sensitive to further deterioration in economic conditions. The fair value as a percentage of allocated book value for Local Consumer Lending—Cards is 112%, based on the results of the goodwill impairment test performed during the fourth quarter of 2009. If economic conditions deteriorate or other events adversely impact the business models and the related assumptions including the discount rate, expected recovery, and expected loss rates used to value this reporting unit, the Company could potentially experience future material impairment charges with respect to the $4,662 million of goodwill remaining in its Local Consumer Lending—Cards reporting unit. Any such charges, by themselves, would not negatively affect the Company's Tier 1 Common, Tier 1 Capital or Total Capital regulatory ratios, its Tangible Common Equity or the Company's liquidity position.

        The realignment of Citicorp and Citi Holdings during the first quarter of 2010 left Citigroup's reporting segments and reporting units unchanged. However, because certain businesses were moved from Brokerage and Asset Management to LATAM Regional Consumer Bank, goodwill was reassigned from Brokerage and Asset Management to LATAM Regional Consumer Bank, using a relative fair value approach.

        The following tables present the Company's goodwill balances by reporting unit and by segment at March 31, 2010:

In millions of dollars
Reporting unit(1)	Goodwill
North America Regional Consumer Banking	$2,452
EMEA Regional Consumer Banking	257
Asia Regional Consumer Banking	5,758
Latin America Regional Consumer Banking	1,712
Securities and Banking	9,184
Transaction Services	1,573
Brokerage and Asset Management	64
Local Consumer Lending—Cards	4,662

Total	$25,662

By Segment
Regional Consumer Banking	$10,179
Institutional Clients Group	10,757
Citi Holdings	4,726

Total	$25,662

(1)
Local Consumer Lending—Other is excluded from the table as there is no goodwill allocated to it.

Intangible Assets

        The components of intangible assets were as follows:

	March 31, 2010			December 31, 2009
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$8,066	$4,873	$3,193	$8,148	$4,838	$3,310
Core deposit intangibles	1,411	846	565	1,373	791	582
Other customer relationships	667	184	483	675	176	499
Present value of future profits	241	105	136	418	280	138
Indefinite-lived intangible assets	536	—	536	569	—	569
Other(1)	4,806	1,442	3,364	4,977	1,361	3,616

Intangible assets (excluding MSRs)	$15,727	$7,450	$8,277	$16,160	$7,446	$8,714
Mortgage servicing rights (MSRs)	6,439	—	6,439	6,530	—	6,530

Total intangible assets	$22,166	$7,450	$14,716	$22,690	$7,446	$15,244

(1)
Includes contract-related intangible assets.

        The changes in intangible assets during the first three months of 2010 were as follows:

In millions of dollars	Net carrying amount at December 31, 2009	Acquisitions/ divestitures	Amortization	Impairments	FX and other(1)	Net carrying amount at March 31, 2010
Purchased credit card relationships	$3,310	$—	$(128)	$—	$11	$3,193
Core deposit intangibles	582	—	(27)	—	10	565
Other customer relationships	499	—	(13)	—	(3)	483
Present value of future profits	138	—	(3)	—	1	136
Indefinite-lived intangible assets	569	(46)	—	—	13	536
Other	3,616	—	(78)	—	(174)	3,364

Intangible assets (excluding MSRs)	$8,714	$(46)	$(249)	$—	$(142)	$8,277
Mortgage servicing rights (MSRs)(2)	6,530					6,439

Total intangible assets	$15,244					$14,716

(1)
Includes foreign exchange translation and purchase accounting adjustments.

(2)
See Note 14 to the Consolidated Financial Statements for the roll-forward of mortgage servicing rights.

12.    DEBT

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings as follows:

In millions of dollars	March 31, 2010	December 31, 2009
Commercial paper
Citigroup Funding Inc. (CFI)	$10,770	$9,846
Other Citigroup subsidiaries	455	377
Consolidated VIE-related commercial paper	31,247	—

	$42,472	$10,223
Other short-term borrowings	54,222	58,656

Total short-term borrowings	$96,694	$68,879

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

        Citigroup Global Markets Holdings Inc. (CGMHI) has substantial borrowing agreements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

Long-Term Debt

In millions of dollars	March 31, 2010	December 31, 2009
Citigroup parent company	$192,325	$197,804
Other Citigroup subsidiaries(1)	69,154	97,294
CGMHI	9,091	13,422
CFI(2)	55,100	55,499
Consolidated VIE related long-term debt	113,604	—

Total long-term debt	$439,274	$364,019

(1)
At March 31, 2010 and December 31, 2009, collateralized advances from the Federal Home Loan Bank were $21.6 billion and $24.1 billion, respectively.

(2)
Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $534 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 (collectively, the "Safety First Trusts") at March 31, 2010 and $528 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 at December 31, 2009. CFI owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration, and repayment of the Safety First Trust Securities and the Safety First Trusts' common securities. The Safety First Trusts' obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        CGMHI has committed long-term financing facilities with unaffiliated banks. At March 31, 2010, CGMHI had drawn down the full $900 million available under these facilities, of which $150 million is guaranteed by Citigroup. Generally, a bank can terminate these facilities by giving CGMHI one-year prior notice.

        The Company issues both fixed and variable rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, the Company uses other derivative contracts to manage the impact of FX translation on certain debt issuances.

        Long-term debt at March 31, 2010 and December 31, 2009 includes $21.7 billion and $19.3 billion, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware. The trusts exist for the exclusive purposes of (1) issuing trust securities representing undivided beneficial interests in the assets of the trust; (2) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (3) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve Board, Citigroup has the right to redeem these securities.

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

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at March 31, 2010:

						Junior subordinated debentures owned by trust
Trust securities with distributions guaranteed by Citigroup In millions of dollars, except share amounts	Issuance date	Securities issued	Liquidation value	Coupon rate	Common shares issued to parent	Amount(1)	Maturity	Redeemable by issuer beginning
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	35,885,898	897	7.125%	1,109,874	925	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	43,651,597	1,091	6.950%	1,350,050	1,125	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	33,874,813	847	6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	14,757,823	369	6.100%	456,428	380	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460	6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XII	Mar. 2010	92,000,000	2,300	8.500%	25	2,300	Mar. 30, 2040	Mar. 30, 2015
Citigroup Capital XIV	June 2006	12,227,281	306	6.875%	40,000	307	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	25,210,733	630	6.500%	40,000	631	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	38,148,947	954	6.450%	20,000	954	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	28,047,927	701	6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	99,901	152	6.829%	50	152	June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	22,771,968	569	7.250%	20,000	570	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	17,709,814	443	7.875%	20,000	443	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	2,345,801	2,346	8.300%	500	2,346	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXX	Nov. 2007	1,875,000	1,875	6.455%	10	1,875	Sept. 15, 2041	Sept. 15, 2013
Citigroup Capital XXXI	Nov. 2007	1,875,000	1,875	6.700%	10	1,875	Mar. 15, 2042	Mar. 15, 2014
Citigroup Capital XXXII	Nov. 2007	1,875,000	1,875	6.935%	10	1,875	Sept. 15, 2042	Sept. 15, 2014
Citigroup Capital XXXIII	July 2009	5,259,000	5,259	8.000%	100	5,259	July 30, 2039	July 30, 2014
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$23,261			$23,387

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

        During the third quarter of 2009, pursuant to the "Exchange Offers," Citigroup converted $5.8 billion liquidation value of trust preferred securities across Citigroup Capital III, Citigroup Capital VII, Citigroup Capital VIII, Citigroup Capital IX, Citigroup Capital X, Citigroup Capital XI, Citigroup Capital XIV, Citigroup Capital XV, Citigroup Capital XVI, Citigroup Capital XVII, Citigroup Capital XVIII, Citigroup Capital XIX, Citigroup Capital XX and Citigroup Capital XXI to common stock and issued $27.1 billion of Citigroup Capital XXXIII trust preferred securities to the U.S. government in exchange for the Series G and I of preferred stock. On March 17, 2010, Citigroup issued $2.3 billion of Citigroup Capital XII trust preferred securities.

13.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Changes in each component of "Accumulated Other Comprehensive Income (Loss)" for the three-month period ended March 31, 2010 are as follows:

In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2009	$(4,347)	$(7,947)	$(3,182)	$(3,461)	$(18,937)
Change in net unrealized gains (losses) on investment securities, net of taxes	1,210	—	—	—	1,210
Reclassification adjustment for net gains included in net income, net of taxes	(28)	—	—	—	(28)
Foreign currency translation adjustment, net of taxes(1)	—	(279)	—	—	(279)
Cash flow hedges, net of taxes(2)	—	—	223	—	223
Pension liability adjustment, net of taxes(3)	—	—	—	(48)	(48)

Change	$1,182	$(279)	$223	$(48)	$1,078

Balance, March 31, 2010(4)	$(3,165)	$(8,226)	$(2,959)	$(3,509)	$(17,859)

(1)
Primarily impacted by the movements in the British pound, Euro, Japanese yen, Korean won, and Mexican peso against the U.S. dollar, and changes in related tax effects and hedges.

(2)
Primarily driven by Citigroup's pay fixed/receive floating interest rate swap programs that are hedging the floating rates on deposits and long-term debt.

(3)
Reflects adjustments to the funded status of pension and postretirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation.

(4)
The March 31, 2010 balance of $(3.2) billion for net unrealized losses on investment securities consists of $(4.2) billion for those investments classified as held-to-maturity and $1.0 billion for those classified as available-for-sale.

 14.    SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Overview

        Citigroup and its subsidiaries are involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs). See Note 1 to the Consolidated Financial Statements for a discussion of changes to the accounting for transfers and servicing of financial assets and consolidation of Variable Interest Entities (VIEs), including the elimination of Qualifying SPEs (QSPEs).

Uses of SPEs

        An SPE is an entity designed to fulfill a specific limited need of the company that organized it. The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup's financial assets, to assist clients in securitizing their financial assets, and to create investment products for clients. SPEs may be organized in many legal forms including trusts, partnerships or corporations. In a securitization, the company transferring assets to an SPE converts all (or a portion) of those assets into cash before they would have been realized in the normal course of business, through the SPE's issuance of debt and equity instruments, certificates, commercial paper and other notes of indebtedness, which are recorded on the balance sheet of the SPE and not reflected in the transferring company's balance sheet, assuming applicable accounting requirements are satisfied. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or over-collateralization in the form of excess assets in the SPE, a line of credit, or from a liquidity facility, such as a liquidity put option or asset purchase agreement. The SPE can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs than unsecured debt. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors or to limit or change the credit risk of the SPE. Citigroup may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts. Since QSPEs were eliminated, most of Citigroup's SPEs are now VIEs.

Variable Interest Entities

        VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights, and right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity. Since January 1, 2010, the variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Citigroup would be deemed to have a controlling financial interest if it has both of the following characteristics:

  1.
  Power to direct activities of a VIE that most significantly impact the entity's economic performance; and

  2.
  Obligation to absorb losses of the entity that could potentially be significant to the VIE or right to receive benefits from the entity that could potentially be significant to the VIE.

        The Company must evaluate its involvement in each VIE and understand the purpose and design of the entity, the role the Company had in the entity's design, and its involvement in its ongoing activities. The Company then must evaluate which activities most significantly impact the economic performance of the VIE and who has the power to direct such activities.

        For those VIEs where the Company determines that it has the power to direct the activities that most significantly impact the VIE's economic performance, the Company then must evaluate its economic interests, if any, and determine whether it could absorb losses or receive benefits that could potentially be significant to the VIE. When evaluating whether the Company has an obligation to absorb losses that could potentially be significant, it considers the maximum exposure to such loss without consideration of probability. Such obligations could be in various forms, including but not limited to, debt and equity investments, guarantees, liquidity agreements, and certain derivative contracts.

        Prior to January 1, 2010, the variable interest holder, if any, that would absorb a majority of the entity's expected losses, receive a majority of the entity's residual returns or both was deemed to be the primary beneficiary and consolidated the VIE. Consolidation of the VIE was determined based primarily on the variability generated in scenarios that are considered most likely to occur, rather than on scenarios that are considered more remote. In many cases, a detailed quantitative analysis was required to make this determination.

        In various other transactions, the Company may act as a derivative counterparty (for example, interest rate swap, cross-currency swap, or purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE); may act as underwriter or placement agent; may provide administrative, trustee, or other services; or may make a market in debt securities or other instruments issued by VIEs. The Company generally considers such involvement, by itself, not to be variable interests and thus not an indicator of power or potentially significant benefits or losses.

        Citigroup's involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests as of March 31, 2010 and December 31, 2009 is presented below:

As of March 31, 2010
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures(3)		Total
	Total involvement with SPE assets
In millions of dollars		Consolidated VIE / SPE assets(4)	Significant unconsolidated VIE assets(4)(5)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$66,328	$66,328	$—	$—	$—	$—	$—	$—
Mortgage securitizations(6)	179,772	2,790	176,982	2,479	—	—	9	2,488
Citi-administered asset-backed commercial paper conduits (ABCP)	32,308	24,408	7,900	—	—	7,900	—	7,900
Third-party commercial paper conduits	4,296	—	4,296	231	—	344	—	575
Collateralized debt obligations (CDOs)	5,655	—	5,655	134	—	—	—	134
Collateralized loan obligations (CLOs)	8,260	—	8,260	119	—	—	—	119
Asset-based financing	22,511	2,319	20,192	3,859	12	491	160	4,522
Municipal securities tender option bond trusts (TOBs)	20,106	10,751	9,355	—	—	6,411	537	6,948
Municipal investments	12,421	238	12,183	528	2,418	615	—	3,561
Client intermediation	8,923	2,210	6,713	2,014	—	—	—	2,014
Investment funds	2,833	40	2,793	10	56	—	—	66
Trust preferred securities	21,682	—	21,682	—	128	—	—	128
Other	5,184	1,305	3,879	338	11	46	227	622

Total	$390,279	$110,389	$279,890	$9,712	$2,625	$15,807	$933	$29,077

Citi Holdings
Credit card securitizations	$34,298	$34,298	$—	$—	$—	$—	$—	$—
Mortgage securitizations(6)	298,981	6,755	292,226	3,803	—	—	107	3,910
Student loan securitizations	35,937	35,937	—	—	—	—	—	—
Auto loan securitizations	2,385	2,385	—	—	—	—	—	—
Citi-administered asset-backed commercial paper conduits (ABCP)	100	100	—	—	—	—	—	—
Third-party commercial paper conduits	3,296	—	3,296	—		252	—	252
Collateralized debt obligations (CDOs)	19,825	3,636	16,189	1,378	—	—	753	2,131
Collateralized loan obligations (CLOs)	13,625	500	13,125	1,484	—	13	380	1,877
Asset-based financing	50,107	3	50,104	16,080	30	1,251	—	17,361
Municipal securities tender option bond trusts (TOBs)	1,129	1,129	—	—	—	—	—	—
Municipal investments	4,573	—	4,573	59	184	124	—	367
Client intermediation	686	205	481	62	—	—	347	409
Investment funds	9,908	1,036	8,872	—	149	19	—	168
Other	2,162	494	1,668	220	128	228	15	591

Total	$477,012	$86,478	$390,534	$23,086	$491	$1,887	$1,602	$27,066

Total Citigroup	$867,291	$196,867	$670,424	$32,798	$3,116	$17,694	$2,535	$56,143

(1)
The definition of maximum exposure to loss is included in the text that follows.

(2)
Included in Citigroup's March 31, 2010 Consolidated Balance Sheet.

(3)
Not included in Citigroup's March 31, 2010 Consolidated Balance Sheet.

(4)
Due to the adoption of ASC 810, Consolidation (formerly FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities) on January 1, 2010, the previously disclosed assets of former QSPEs are now included in either the "Consolidated VIE / SPE assets" or the "Significant unconsolidated VIE assets" columns for the March 31, 2010 period.

(5)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(6)
A significant portion of the Company's securitized mortgage portfolio was transferred from Citi Holdings to Citicorp during the first quarter of 2010.

				As of December 31, 2009
In millions of dollars	Total involvement with SPE assets	QSPE assets	Consolidated VIE assets	Significant unconsolidated VIE assets(1)	Maximum exposure to loss in significant unconsolidated VIEs(2)
Citicorp
Credit card securitizations	$78,833	$78,833	$—	$—	$—
Mortgage securitizations	81,953	81,953	—	—	—
Citi-administered asset-backed commercial paper conduits (ABCP)	36,327	—	—	36,327	36,326
Third-party commercial paper conduits	3,718	—	—	3,718	353
Collateralized debt obligations (CDOs)	2,785	—	—	2,785	21
Collateralized loan obligations (CLOs)	5,409	—	—	5,409	120
Asset-based financing	19,612	—	1,279	18,333	5,221
Municipal securities tender option bond trusts (TOBs)	19,455	705	9,623	9,127	6,841
Municipal investments	10,906	—	11	10,895	2,370
Client intermediation	8,607	—	2,749	5,858	881
Investment funds	93	—	39	54	10
Trust preferred securities	19,345	—	—	19,345	128
Other	7,380	1,808	1,838	3,734	446

Total	$294,423	$163,299	$15,539	$115,585	$52,717

Citi Holdings
Credit card securitizations	$42,274	$42,274	$—	$—	$—
Mortgage securitizations	491,500	491,500	—	—	—
Student loan securitizations	14,343	14,343	—	—	—
Citi-administered asset-backed commercial paper conduits (ABCP)	98	—	98	—	—
Third-party commercial paper conduits	5,776	—	—	5,776	439
Collateralized debt obligations (CDOs)	24,157	—	7,614	16,543	1,158
Collateralized loan obligations (CLOs)	13,515	—	142	13,373	1,658
Asset-based financing	52,598	—	370	52,228	18,385
Municipal securities tender option bond trusts (TOBs)	1,999	—	1,999	—	—
Municipal investments	5,364	—	882	4,482	375
Client intermediation	675	—	230	445	396
Investment funds	10,178	—	1,037	9,141	268
Other	3,732	610	1,472	1,650	604

Total	$666,209	$548,727	$13,844	$103,638	$23,283

Total Citigroup	$960,632	$712,026	$29,383	$219,223	$76,000

(1)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(2)
The definition of maximum exposure to loss is included in the text that follows.

Reclassified to conform to the current period's presentation.

        The previous table does not include:

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

  •
  VIEs structured by third parties where the Company holds securities in inventory. These investments are made on arm's-length terms; and

  •
  certain positions in mortgage-backed and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, where the Company has no other involvement with the related securitization entity. For more information on these positions, please see Notes 9 and 10 to the consolidated financial statements.

        Prior to January 1, 2010, the table did not include:

  •
  assets transferred to a VIE where the transfer did not qualify as a sale and where the Company did not have any other involvement that is deemed to be a variable interest with the VIE. These transfers are accounted for as secured borrowings by the Company.

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments

        The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the SPE table as of March 31, 2010:

In millions of dollars	Liquidity Facilities	Loan Commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$7,900	$—
Third-party commercial paper conduits	344	—
Asset-based financing	4	487
Municipal securities tender option bond trusts (TOBs)	6,411	—
Municipal investments	—	615
Other	—	46

Total Citicorp	$14,659	$1,148

Citi Holdings
Third-party commercial paper conduits	$252	$—
Collateralized loan obligations (CLOs)	—	13
Asset-based financing	—	1,251
Municipal investments	—	124
Investment Funds	—	19
Other	—	228

Total Citi Holdings	$252	$1,635

Total Citigroup funding commitments	$14,911	$2,783

Citicorp & Citi Holdings Consolidated VIEs

        The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE and SPE obligations.

        The Company engages in on-balance-sheet securitizations which are securitizations that do not qualify for sales treatment; thus, the assets remain on the Company's balance sheet. The consolidated VIEs included in the tables below represent hundreds of separate entities with which the Company is involved. In general, the third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to the Company, except where the Company has provided a guarantee to the investors or is the counterparty to certain derivative transactions involving the VIE. In addition, the assets are generally restricted only to pay such liabilities. Thus, the Company's maximum legal exposure to loss related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets due to outstanding third-party financing. Intercompany assets and liabilities are excluded from the table. All assets are restricted from being sold or pledged as collateral. The cash flows from these assets are the only source used to pay down the associated liabilities, which are non-recourse to the Company's general assets.

	March 31, 2010			December 31, 2009
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.8	$2.0	$2.8	$—	$1.4	$1.4
Trading account assets	5.7	5.0	10.7	3.7	9.5	13.2
Investments	9.9	1.0	10.9	9.8	2.8	12.6
Total loans, net	92.5	77.4	169.9	0.1	25.0	25.1
Other	1.5	1.1	2.6	1.9	1.3	3.2

Total Assets	$110.4	$86.5	$196.9	$15.5	$40.0	$55.5

Short-term borrowings	$41.5	$4.2	$45.7	$9.5	$2.6	$12.1
Long-term debt	57.8	55.8	113.6	4.6	21.2	25.8
Other Liabilities	1.5	1.0	2.5	0.1	3.6	3.7

Total Liabilities	$100.8	$61.0	$161.8	$14.2	$27.4	$41.6

Citicorp & Citi Holdings Significant Interests in Unconsolidated VIEs—Balance Sheet Classification

        The following tables present the carrying amounts and classification of significant interests in unconsolidated VIEs:

	March 31, 2010			December 31, 2009
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$4.3	$4.2	$8.5	$3.2	$3.1	$6.3
Investments	3.0	7.2	10.2	2.0	7.3	9.3
Loans	1.9	9.8	11.7	2.3	10.5	12.8
Other	3.3	3.9	7.2	0.5	0.1	0.6

Total Assets	$12.5	$25.1	$37.6	$8.0	$21.0	$29.0

Long-term debt	$0.5	$—	$0.5	$0.5	$—	$0.5
Other Liabilities	0.4	—	0.4	0.3	0.2	0.5

Total Liabilities	$0.9	$—	$0.9	$0.8	$0.2	$1.0

Credit Card Securitizations

        The Company securitizes credit card receivables through trusts that are established to purchase the receivables. Citigroup transfers receivables into the trusts on a non-recourse basis. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. Prior to 2010, such transfers were accounted for as sale transactions under SFAS 140 and, accordingly, the sold assets were removed from the consolidated balance sheet and a gain or loss was recognized in connection with the transaction. With the adoption of SFAS 166 and SFAS 167, beginning in 2010 the trusts are treated as consolidated entities, because, as servicer, Citigroup has power to direct the activities that most significantly impact the economic performance of the trusts and also holds a seller's interest and certain securities issued by the trusts, and provides liquidity facilities to the trusts, which could result in potentially significant losses or benefits from the trusts. Accordingly, the transferred credit card receivables are required to remain on the consolidated balance sheet with no gain or loss recognized. The debt issued by the trusts to third parties is included in the consolidated balance sheet.

        The Company relies on securitizations to fund a significant portion of its credit card businesses in North America. The following table reflects amounts related to the Company's securitized credit card receivables:

	Citicorp		Citi Holdings
In billions of dollars	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Principal amount of credit card receivables in trusts	$72.2	$78.8	$38.3	$42.3

Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	56.0	66.5	20.1	28.2
Retained by Citigroup as trust-issued securities	4.9	5.0	8.3	10.1
Retained by Citigroup via non-certificated interests	11.3	7.3	9.9	4.0

Total ownership interests in principal amount of trust credit card receivables	$72.2	$78.8	$38.3	$42.3

Other amounts recorded on the balance sheet related to interests retained in the trusts
Other retained interests in securitized assets	NA	$1.4	NA	$1.6
Residual interest in securitized assets(1)	NA	0.3	NA	1.2
Amounts payable to trusts	NA	1.2	NA	0.8

(1)
December 31, 2009 balances include net unbilled interest of $0.3 billion for Citicorp and $0.4 billion for Citi Holdings.

Credit Card Securitizations—Citicorp

        The Company recorded net gains (losses) from securitization of credit card receivables of $99 million during the three months ended March 31, 2009. Net gains (losses) reflect the following:

  •
  incremental gains (losses) from new securitizations;

  •
  the reversal of the allowance for loan losses associated with receivables sold;

  •
  net gains on replenishments of the trust assets offset by other-than-temporary impairments; and

  •
  changes in fair value for the portion of the residual interest classified as trading assets.

        The following table summarizes selected cash flow information related to Citicorp's credit card securitizations for the three months ended March 31, 2010 and 2009:

In billions of dollars	2010	2009
Proceeds from new securitizations	$—	$3.5
Pay down of maturing notes	(10.5)	N/A
Proceeds from collections reinvested in new receivables	N/A	35.4
Contractual servicing fees received	N/A	0.3
Cash flows received on retained interests and other net cash flows	N/A	0.9

N/A—Not applicable due to the adoption of SFAS 166/167

Managed Loans

        As previously mentioned, prior to 2010, securitized receivables were treated as sold and removed from the balance sheet. Beginning in 2010, all securitized credit card receivables are included in the consolidated balance sheet. Accordingly, the Managed-basis (Managed) presentation is only relevant prior to 2010.

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers the securitized credit card receivables to be part of the business it manages.

        Managed-basis presentations are non-GAAP financial measures. Managed presentations include results from both the on-balance-sheet loans and off-balance-sheet loans, and exclude the impact of card securitization activity. Managed presentations assume that securitized loans have not been sold and present the results of the securitized loans in the same manner as Citigroup's owned loans. Citigroup's management believes that Managed presentations provide a greater understanding of ongoing operations and enhance comparability of those results in prior periods as well as demonstrating the effects of unusual gains and charges in the current period. Management further believes that a meaningful analysis of the Company's financial performance requires an understanding of the factors underlying that performance and that investors find it useful to see these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in Citigroup's underlying performance.

Managed Loans—Citicorp

        The following tables present a reconciliation between the Managed basis and on-balance-sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) and credit losses, net of recoveries.

In millions of dollars, except loans in billions	March 31, 2010	December 31, 2009
Loan amounts, at period end
On balance sheet	$110.2	$44.8
Securitized amounts	—	72.6

Total managed loans	$110.2	$117.4

Delinquencies, at period end
On balance sheet	$3,142	$1,165
Securitized amounts	—	2,121

Total managed delinquencies	$3,142	$3,286

Credit losses, net of recoveries, for the quarter ended March 31,	2010	2009
On balance sheet	$2,749	$836
Securitized amounts	—	1,491

Total managed	$2,749	$2,327

Credit Card Securitizations—Citi Holdings

        The Company recorded net gains (losses) from securitization of Citi Holdings' credit card receivables of $(64) million for the three months ended March 31, 2009.

        The following table summarizes selected cash flow information related to Citi Holdings' credit card securitizations for the three months ended March 31, 2010 and 2009:

In billions of dollars	2010	2009
Proceeds from new securitizations	$1.7	$10.1
Pay down of maturing notes	(9.8)	N/A
Proceeds from collections reinvested in new receivables	N/A	11.6
Contractual servicing fees received	N/A	0.2
Cash flows received on retained interests and other net cash flows	N/A	0.6

N/A—Not applicable due to the adoption of SFAS 166/167

Managed Loans—Citi Holdings

        The following tables present a reconciliation between the Managed basis and on-balance-sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) and credit losses, net of recoveries.

In millions of dollars, except loans in billions	March 31, 2010	December 31, 2009
Loan amounts, at period end
On balance sheet	$59.0	$27.0
Securitized amounts	—	38.8

Total managed loans	$59.0	$65.8

Delinquencies, at period end
On balance sheet	$2,279	$1,250
Securitized amounts	—	1,326

Total managed delinquencies	$2,279	$2,576

Credit losses, net of recoveries, for the quarter ended March 31,	2010	2009
On balance sheet	$2,126	$1,107
Securitized amounts	—	1,058

Total managed credit losses	$2,126	$2,165

Funding, Liquidity Facilities and Subordinated Interests

        Citigroup securitizes credit card receivables through three securitization trusts—Citibank Credit Card Master Trust ("Master Trust"), which is part of Citicorp, and the Citibank OMNI Master Trust ("Omni Trust") and Broadway Credit Card Trust ("Broadway Trust"), which are part of Citi Holdings.

        Master Trust issues fixed- and floating-rate term notes as well as commercial paper. Some of the term notes are issued to multi-seller commercial paper conduits. In 2009, the Master Trust issued $4.3 billion of notes that are eligible for the Term Asset-Backed Securities Loan Facility (TALF) program, where investors can borrow from the Federal Reserve using the trust securities as collateral. The weighted average maturity of the term notes issued by the Master Trust was 3.5 years as of March 31, 2010 and 3.6 years as of December 31, 2009. Beginning in 2010, the liabilities of the trusts are included in the Consolidated Balance Sheet.

Master Trust liabilities (at par value)

In billions of dollars	March 31, 2010	December 31, 2009
Term notes issued to multi- seller CP conduits	$0.2	$0.8
Term notes issued to third parties	48.8	51.2
Term notes retained by Citigroup affiliates	4.9	5.0
Commercial paper	7.0	14.5

Total Master Trust liabilities	$60.9	$71.5

        Both Omni and Broadway Trusts issue fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The Omni Trust also issues commercial paper. During 2009, a portion of the Omni Trust commercial paper had been purchased by the Federal Reserve's Commercial Paper Funding Facility (CPFF). In addition, some of the multi-seller conduits that hold Omni Trust term notes had placed commercial paper with CPFF. No Omni trust liabilities were funded through CPFF as of March 31, 2010. The total amount of Omni Trust liabilities funded directly or indirectly through the CPFF was $2.5 billion at December 31, 2009.

        The weighted average maturity of the third-party term notes issued by the Omni Trust was 2.0 years as of March 31, 2010 and December 31, 2009. The weighted average maturity of the third-party term notes issued by the Broadway Trust was 2.3 years as of March 31, 2010 and 2.5 years as of December 31, 2009.

Omni Trust liabilities (at par value)

In billions of dollars	March 31, 2010	December 31, 2009
Term notes issued to multi- seller commercial paper conduits	$9.4	$13.1
Term notes issued to third parties	9.2	9.2
Term notes retained by Citigroup affiliates	8.0	9.8
Commercial paper	—	4.4

Total Omni Trust liabilities	$26.6	$36.5

Broadway Trust liabilities (at par value)

In billions of dollars	March 31, 2010	December 31, 2009
Term notes issued to multi- seller commercial paper conduits	$0.5	$0.5
Term notes issued to third parties	1.0	1.0
Term notes retained by Citigroup affiliates	0.3	0.3

Total Broadway Trust liabilities	$1.8	$1.8

        Citibank (South Dakota), N.A. is the sole provider of full liquidity facilities to the commercial paper programs of the Master and Omni Trusts. Both of these facilities, which represent contractual obligations on the part of Citibank (South Dakota), N.A. to provide liquidity for the issued commercial paper, are made available on market terms to each of the trusts. The liquidity facilities require Citibank (South Dakota), N.A. to purchase the commercial paper issued by each trust at maturity, if the commercial paper does not roll over, as long as there are available credit enhancements outstanding, typically in the form of subordinated notes. As there was no Omni trust commercial paper outstanding as of March 31, 2010, there was no liquidity commitment at that time. The liquidity commitment related to the Omni Trust commercial paper programs amounted to $4.4 billion at December 31, 2009. The liquidity commitment related to the Master Trust commercial paper program amounted to $7.0 billion at March 31, 2010 and $14.5 billion at December 31, 2009. As of March 31, 2010 and December 31, 2009, none of the Master Trust liquidity commitment was drawn.

        In addition, Citibank (South Dakota), N.A. had provided liquidity to a third-party, non-consolidated multi-seller commercial paper conduit, which is not a VIE. The commercial paper conduit had acquired notes issued by the Omni Trust. The liquidity commitment to the third-party conduit was $2.5 billion at December 31, 2009, of which none was drawn.

        During 2009, all three of Citigroup's primary credit card securitization trusts—Master Trust, Omni Trust, and Broadway Trust—had bonds placed on ratings watch with negative implications by rating agencies. As a result of the ratings watch status, certain actions were taken by Citi with respect to each of the trusts. In general, the actions subordinated certain senior interests in the trust assets that were retained by Citi, which effectively placed these interests below investor interests in terms of priority of payment.

        As a result of these actions, based on the applicable regulatory capital rules, Citigroup began including the sold assets for all three of the credit card securitization trusts in its risk-weighted assets for purposes of calculating its risk-based capital ratios during 2009. The increase in risk-weighted assets occurred in the quarter during 2009 in which the respective actions took place. The effect of these changes increased Citigroup's risk-weighted assets by approximately $82 billion, and decreased Citigroup's Tier 1 Capital ratio by approximately 100 basis points each as of March 31, 2009, with respect to the Master and Omni Trusts. The inclusion of the Broadway Trust increased Citigroup's risk-weighted assets by an additional approximately $900 million at June 30, 2009. With the consolidation of the trusts, beginning in 2010 the credit card receivables that had previously been considered sold under SFAS 140 are now included in the Consolidated Balance Sheet and accordingly these assets continue to be included in Citigroup's risk-weighted assets. All bond ratings for each of the trusts have been affirmed by the rating agencies and no downgrades have occurred as of March 31, 2010.

Mortgage Securitizations

        The Company provides a wide range of mortgage loan products to a diverse customer base.

        Once originated, the Company often securitizes these loans through the use of SPEs, which prior to 2010 were QSPEs. These SPEs are funded through the issuance of Trust Certificates backed solely by the transferred assets. These certificates have the same average life as the transferred assets. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. These mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. However, the Company's Consumer business generally retains the servicing rights and in certain instances retains investment securities, interest-only strips and residual interests in future cash flows from the trusts. Securities and Banking and Special Asset Pool retain servicing for a limited number of their mortgage securitizations.

        The Company securitizes mortgage loans generally through either a government-sponsored agency, such as Ginnie Mae, FNMA or Freddie Mac (U.S. agency–sponsored mortgages), or private label (Non-agency-sponsored mortgages) securitization. The Company is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations, because Citigroup does not have the power to direct the activities of the SPE that most significantly impact the entity's economic performance. Therefore, Citi does not consolidate these U.S. agency-sponsored mortgage securitizations. In certain instances, the Company has (1) the power to direct the activities and (2) the obligation to either absorb losses or right to receive benefits that could be potentially significant to its Non-agency-sponsored mortgage securitizations and therefore consolidates those SPEs as primary beneficiary. When both of these two characteristics are met, the Company consolidates the SPE.

Mortgage Securitizations—Citicorp

        The following tables summarize selected cash flow information related to mortgage securitizations for the quarters ended March 31, 2010 and 2009:

	2010		2009
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$10.6	$0.5	$1.3
Contractual servicing fees received	0.1	—	—
Cash flows received on retained interests and other net cash flows	—	—	—

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages during the first quarter of 2010 were $3 million. For the quarter ended March 31, 2010, gains (losses) recognized on the securitization of non-agency-sponsored mortgages were $1 million.

        Agency and non-agency securitization gains (losses) for the quarter ended March 31, 2009 were $3 million and $15 million, respectively.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the quarters ended March 31, 2010 and 2009 are as follows:

	March 31, 2010		March 31, 2009
	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Discount rate	2.7% to 27.2%	2.2% to 44.8%	0.0% to 29.6%
Constant prepayment rate	4.4% to 28.0%	3.0% to 5.0%	2.0% to 48.3%
Anticipated net credit losses	0.0%	40.0% to 80.0%	0.0% to 85.0%

        The range in the key assumptions is due to the different characteristics of the interests retained by the Company. The interests retained range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

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

        At March 31, 2010, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

March 31, 2010
	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Discount rate	2.7% to 27.2%	2.2% to 44.8%
Constant prepayment rate	9.9% to 28.0%	3.0% to 9.8%
Anticipated net credit losses	0.0%	0.0% to 80.0%

In millions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Carrying value of retained interests	$2,755	$728

Discount rates
Adverse change of 10%	$(99)	$(21)
Adverse change of 20%	(192)	(41)

Constant prepayment rate
Adverse change of 10%	$(114)	$(9)
Adverse change of 20%	(220)	(19)

Anticipated net credit losses
Adverse change of 10%	$(1)	$(33)
Adverse change of 20%	(2)	(61)

Mortgage Securitizations—Citi Holdings

        The following tables summarize selected cash flow information related to mortgage securitizations for the quarters ended March 31, 2010 and 2009:

	2010		2009
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and Non-agency- sponsored mortgages
Proceeds from new securitizations	$—	$—	$20.0
Contractual servicing fees received	0.2	—	0.4
Cash flows received on retained interests and other net cash flows	—	—	0.1

        The Company did not recognize gains (losses) on the securitization of U.S. agency- and Non-agency-sponsored mortgages in the quarters ended March 31, 2010 and 2009.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the quarters ended March 31, 2010 and 2009 are as follows:

	2010		2009
	U.S. agency- sponsored mortgages	Non-agency sponsored mortgages	Agency- and Non-agency- sponsored mortgages
Discount rate	N/A	N/A	0.0% to 52.2%
Constant prepayment rate	N/A	N/A	2.0% to 18.2%
Anticipated net credit losses	N/A	N/A	0.1% to 85.0%

N/A Not applicable

        The range in the key assumptions is due to the different characteristics of the interests retained by the Company. The interests retained range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

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

        At March 31, 2010, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

	March 31, 2010
	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Discount rate	12.1%	2.2% to 44.8%
Constant prepayment rate	14.8%	5.0% to 12.6%
Anticipated net credit losses	0.0%	0.1% to 70.0%
Weighted average life	6.2 years	0.1 to 9.4 years

In millions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Carrying value of retained interests	$3,634	$514

Discount rates
Adverse change of 10%	$(146)	$(33)
Adverse change of 20%	(282)	(64)

Constant prepayment rate
Adverse change of 10%	$(206)	$(32)
Adverse change of 20%	(396)	(63)

Anticipated net credit losses
Adverse change of 10%	$(8)	$(36)
Adverse change of 20%	(16)	(70)

Mortgage Servicing Rights

        In connection with the securitization of mortgage loans, the Company's U.S. Consumer mortgage business retains the servicing rights, which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees.

        The fair value of capitalized mortgage servicing rights (MSRs) was $6.4 billion and $5.5 billion at March 31, 2010 and 2009, respectively. The MSRs correspond to principal loan balances of $542 billion and $610 billion as of March 31, 2010 and 2009, respectively. The following table summarizes the changes in capitalized MSRs for the quarters ended March 31, 2010 and 2009:

In millions of dollars	2010	2009
Balance, beginning of year	$6,530	$5,657
Originations	152	235
Changes in fair value of MSRs due to changes in inputs and assumptions	90	174
Other changes(1)	(333)	(585)

Balance, as of March 31	$6,439	$5,481

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

        The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the quarters ended March 31, 2010 and 2009 were as follows:

In millions of dollars	2010	2009
Servicing fees	$369	$429
Late fees	23	25
Ancillary fees	39	20

Total MSR fees	$431	$474

        These fees are classified in the Consolidated Statement of Income as Commissions and fees.

Student Loan Securitizations

        The Company indirectly owns, through Citibank, N.A., 80% of the outstanding common stock of The Student Loan Corporation (SLC), which is located within Citi Holdings—Local Consumer Lending. Through this business, the Company maintains programs to securitize certain portfolios of student loan assets. Under these securitization programs, loans are sold to VIEs (some of them being former QSPEs), which are funded through the issuance of pass-through term notes collateralized solely by the trust assets.

        The Company has (1) the power to direct the activities of these VIEs that most significantly impact their economic performance and (2) the obligation to either absorb losses or the right to receive benefits that could be potentially significant to the VIEs.

        As a result of the adoption of SFAS 166 and SFAS 167, the Company consolidated all student loan trusts that were formerly QSPEs, as well as newly created securitization VIEs, as the primary beneficiary. Prior to the adoption of SFAS 166 and SFAS 167, the student loan securitizations through QSPEs were accounted for as off-balance-sheet securitizations, with the Company generally retaining interest in the form of subordinated residual interests (i.e., interest only strips) and servicing rights.

        Under terms of the trust arrangements, the Company has no obligation to provide financial support and has not provided such support. A substantial portion of the credit risk associated with the securitized loans has been transferred to third-party guarantors or insurers either under the Federal Family Education Loan Program (FFEL Program), authorized by the U.S. Department of Education under the Higher Education Act of 1965, as amended, or through private credit insurance. On March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law, which eliminated new FFEL Program loan originations. Effective July 1, 2010, in compliance with this regulatory change, SLC will cease originating new FFEL Program loans. This change is not currently anticipated to materially impact the Company's financial statements.

        The following table summarizes selected cash flow information related to student loan securitizations for the three months ended March 31, 2010 and 2009:

In billions of dollars	2010	2009
Cash flows received on retained interests and other net cash flows	$—	$0.1

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

        As administrator to the conduits, the Company is generally responsible for selecting and structuring assets purchased or financed by the conduits, making decisions regarding the funding of the conduits, including determining the tenor and other features of the commercial paper issued, monitoring the quality and performance of the conduits' assets, and facilitating the operations and cash flows of the conduits. In return, the Company earns structuring fees from customers for individual transactions and earns an administration fee from the conduit, which is equal to the income from client program and liquidity fees of the conduit after payment of interest costs and other fees. This administration fee is fairly stable, since most risks and rewards of the underlying assets are passed back to the customers and, once the asset pricing is negotiated, most ongoing income, costs and fees are relatively stable as a percentage of the conduit's size.

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

        Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 30 to 45 days. As of March 31, 2010 and December 31, 2009, the weighted average life of the commercial paper issued by consolidated and unconsolidated conduits was approximately 48 days and 30 days, respectively. In addition, as of March 31, 2010 the conduits have issued subordinate loss notes and equity with a notional amount of approximately $39 million and varying remaining tenors ranging from 1 day to 5 years.

        The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, there are generally two additional forms of credit enhancement that protect the commercial paper investors from defaulting assets. First, the subordinate loss notes issued by each conduit absorb any credit losses up to their full notional amount. Second, each conduit has obtained a letter of credit from the Company, which is generally 8-10% of the conduit's assets. The letters of credit provided by the Company to the consolidated conduits total approximately $3.4 billion. The net result across all multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated in the following order:

  •
  subordinate loss note holders,

  •
  the Company, and

  •
  the commercial paper investors.

        The Company also provides the conduits with two forms of liquidity agreements that are used to provide funding to the conduits in the event of a market disruption, among other events. Each asset of the conduit is supported by a transaction-specific liquidity facility in the form of an asset purchase agreement (APA). Under the APA, the Company has agreed to purchase non-defaulted eligible receivables from the conduit at par. Any assets purchased under the APA are subject to increased pricing. The APA is not designed to provide credit support to the conduit, as it generally does not permit the purchase of defaulted or impaired assets and generally reprices the assets purchased to consider potential increased credit risk. The APA covers all assets in the conduits and is considered in the Company's maximum exposure to loss. In addition, the Company provides the conduits with program-wide liquidity in the form of short-term lending commitments. Under these commitments, the Company has agreed to lend to the conduits in the event of a short-term disruption in the commercial paper market, subject to specified conditions. The total notional exposure under the program-wide liquidity agreement for the Company's unconsolidated administered conduit is $0.6 billion and is considered in the Company's maximum exposure to loss. The Company receives fees for providing both types of liquidity agreement and considers these fees to be on fair market terms.

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of March 31, 2010, the Company owned none of the commercial paper issued by its unconsolidated administered conduit.

        Upon adoption of SFAS 167 on January 1, 2010, with the exception of the government-guaranteed loan conduit described below, the asset-backed commercial paper conduits were consolidated by the Company. The Company determined that through its role as administrator it had the power to direct the activities that most significantly impacted the entities' economic performance. These powers included its ability to structure and approve the assets purchased by the conduits, its ongoing surveillance and credit mitigation activities, and its liability management. In addition, as a result of all the Company's involvement described above, it was concluded that the Company had an economic interest that could potentially be significant.

        The Company administers one conduit that originates loans to third-party borrowers and those obligations are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. The economic performance of this government-guaranteed loan conduit is most significantly impacted by the performance of its underlying assets. The guarantors must approve each loan held by the entity and the guarantors have the ability (through establishment of the servicing terms to direct default mitigation and to purchase defaulted loans) to manage the conduit's loans that become delinquent to improve the economic performance of the conduit. Because the Company does not have the power to direct the activities of this government-guaranteed loan conduit that most significantly impact the economic performance of the entity, it was concluded that the Company should not consolidate the entity. As of March 31, 2010, this unconsolidated government-guaranteed loan conduit held assets of approximately $7.9 billion.

        Prior to January 1, 2010, the Company was required to analyze the expected variability of the conduit quantitatively to determine whether the Company is the primary beneficiary of the conduit. The Company performed this analysis on a quarterly basis. For conduits where the subordinate loss notes or third-party guarantees were sufficient to absorb a majority of the expected loss of the conduit, the Company did not consolidate. In circumstances where the subordinate loss notes or third-party guarantees were insufficient to absorb a majority of the expected loss, the Company consolidated the conduit as its primary beneficiary due to the additional credit enhancement provided by the Company. In conducting this analysis, the Company considers three primary sources of variability in the conduit: credit risk, interest rate risk and fee variability.

Third-Party Commercial Paper Conduits

        The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. As of March 31, 2010, the notional amount of these facilities was approximately $827 million, and $231 million was funded under these facilities. The Company is not the party that has the power to direct the activities of these conduits that most significantly impact their economic performance and thus does not consolidate them.

Collateralized Debt and Loan Obligations

        A securitized collateralized debt obligation (CDO) is an SPE that purchases a pool of assets consisting of asset-backed securities and synthetic exposures through derivatives on asset-backed securities and issues multiple tranches of equity and notes to investors. A third-party asset manager is typically retained by the CDO to select the pool of assets and manage those assets over the term of the CDO. The Company earns fees for warehousing assets prior to the creation of a CDO, structuring CDOs and placing debt securities with investors. In addition, the Company has retained interests in many of the CDOs it has structured and makes a market in those issued notes.

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

        A synthetic CDO is similar to a cash CDO, except that the CDO obtains exposure to all or a portion of the referenced assets synthetically through derivative instruments, such as credit default swaps. Because the CDO does not need to raise cash sufficient to purchase the entire referenced portfolio, a substantial portion of the senior tranches of risk is typically passed on to CDO investors in the form of unfunded liabilities or derivative instruments. Thus, the CDO writes credit protection on select referenced debt securities to the Company or third parties and the risk is then passed on to the CDO investors in the form of funded notes or purchased credit protection through derivative instruments. Any cash raised from investors is invested in a portfolio of collateral securities or investment contracts. The collateral is then used to support the obligations of the CDO on the credit default swaps written to counterparties. The Company's continuing involvement in synthetic CDOs generally includes purchasing credit protection through credit default swaps with the CDO, owning a portion of the capital structure of the CDO in the form of both unfunded derivative positions (primarily super-senior exposures discussed below) and funded notes, entering into interest-rate swap and total-return swap transactions with the CDO, lending to the CDO, and making a market in those funded notes.

        A securitized collateralized loan obligation (CLO) is substantially similar to the CDO transactions described above, except that the assets owned by the SPE (either cash instruments or synthetic exposures through derivative instruments) are corporate loans and to a lesser extent corporate bonds, rather than asset-backed debt securities.

        Where a CDO vehicle issues preferred shares, the preferred shares generally represent an insufficient amount of equity (less than 10%) and create the presumption that the preferred shares are insufficient to finance the entity's activities without subordinated financial support. In addition, although the preferred shareholders generally have full exposure to expected losses on the collateral and uncapped potential to receive expected residual rewards, it is not always clear whether they have the ability to make decisions about the entity that have a significant effect on the entity's financial results because of their limited role in making day-to-day decisions and their limited ability to remove the third-party asset manager. Because one or both of the above conditions will generally be met, we have assumed that, even where a CDO vehicle issued preferred shares, the vehicle should be classified as a VIE.

Consolidation and subsequent deconsolidation of CDOs

        Substantially all of the CDOs that the Company is involved with are managed by a third-party asset manager. In general, the third-party asset manager, through its ability to purchase and sell assets or, where the reinvestment period of a CDO has expired, the ability to sell assets, will have the power to direct the activities of the vehicle that most significantly impact the economic performance of the CDO. However, where a CDO has experienced an event of default, the activities of the third-party asset manager may be curtailed and certain additional rights will generally be provided to the investors in a CDO vehicle, including the right to direct the liquidation of the CDO vehicle.

        The Company has retained significant portions of the "super-senior" positions issued by certain CDOs. These positions are referred to as "super-senior" because they represent the most senior positions in the CDO and, at the time of structuring, were senior to tranches rated AAA by independent rating agencies. These positions include facilities structured in the form of short-term commercial paper, where the Company wrote put options ("liquidity puts") to certain CDOs. Under the terms of the liquidity puts, if the CDO was unable to issue commercial paper at a rate below a specified maximum (generally LIBOR + 35 bps to LIBOR + 40 bps), the Company was obligated to fund the senior tranche of the CDO at a specified interest rate. As of March 31, 2010, the Company had purchased all $25 billion of the commercial paper subject to these liquidity puts.

        Since the inception of many CDO transactions, the subordinate tranches of the CDOs have diminished significantly in value and in rating. The declines in value of the subordinate tranches and in the super-senior tranches indicate that the super-senior tranches are now exposed to a significant portion of the expected losses of the CDOs, based on current market assumptions.

        The Company does not generally have the power to direct the activities of the vehicle that most significantly impact the economic performance of the CDOs as this power is held by the third-party asset manager of the CDO. As such, certain synthetic and cash CDOs that were consolidated under ASC 810, were deconsolidated upon the adoption of SFAS 167. The deconsolidation of certain synthetic CDOs resulted in the recognition of current receivables and payables related to purchased and written credit default swaps entered into by Citigroup with the CDOs, which had previously been eliminated upon consolidation of these vehicles.

        Where: (i) an event of default has occurred for a CDO vehicle, (ii) the Company has the unilateral ability to remove the third-party asset manager without cause or liquidate the CDO, and (iii) the Company has exposure to the vehicle that is potentially significant to the vehicle, the Company will consolidate the CDO. In addition, where the Company is the asset manager of the CDO vehicle and has exposure to the vehicle that is potentially significant, the Company will generally consolidate the CDO.

        The net impact of adopting SFAS 167 for CDOs was an increase in the Company's assets of $1.9 billion and liabilities of $1.9 billion as of January 1, 2010. During the quarter, the Company consolidated 5 CDO vehicles due to the Company's obtaining the unilateral ability to remove the third-party asset manager without cause or liquidate the CDO. The Company continues to monitor its involvement in unconsolidated VIEs. If the Company were to acquire additional interests in these vehicles, be provided the right to direct the activities of a VIE, or if the CDOs' contractual arrangements were to be changed to reallocate expected losses or residual returns among the various interest holders, the Company may be required to consolidate the CDOs. For cash CDOs, the net result of such consolidation would be to gross up the Company's balance sheet by the current fair value of the subordinate securities held by third parties, whose amounts are not considered material. For synthetic CDOs, the net result of such consolidation may reduce the Company's balance sheet by eliminating intercompany derivative receivables and payables in consolidation.

Key Assumptions and Retained Interests—Citi Holdings

        The key assumptions, used for the securitization of CDOs and CLOs during the quarter ended March 31, 2010, in measuring the fair value of retained interests at the date of sale or securitization are as follows:

	CDOs	CLOs
Discount rate	36.2% to 39.5%	3.6% to 4.0%

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$194	$677

Discount rates
Adverse change of 10%	$(24)	$(9)
Adverse change of 20%	(47)	(19)

Asset-Based Financing—Citicorp

        The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company. Financings in the form of debt securities or derivatives are, in most circumstances, reported in Trading account assets and accounted for at fair value through earnings. The Company does not have the power to direct the activities that most significantly impact these VIEs' economic performance and thus it does not consolidate them.

        The primary types of Citicorp's asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at March 31, 2010 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars Type	Total assets	Maximum exposure
Commercial and other real estate	$8.0	$0.3
Hedge funds and equities	5.5	2.8
Airplanes, ships and other assets	6.7	1.4

Total	$20.2	$4.5

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

        The primary types of Citi Holdings' asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at March 31, 2010 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars Type	Total assets	Maximum exposure
Commercial and other real estate	$34.1	$6.8
Hedge funds and equities	2.4	0.8
Corporate loans	7.9	6.8
Airplanes, ships and other assets	5.7	3.0

Total	$50.1	$17.4

        The following table summarizes selected cash flow information related to asset-based financing for the quarter ended March 31, 2010 and 2009:

In billions of dollars	2010	2009
Cash flows received on retained interests and other net cash flows	$0.5	$1.9

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	Asset-based financing
Carrying value of retained interests	$6,756
Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	(224)

Municipal Securities Tender Option Bond (TOB) Trusts

        The Company sponsors TOB trusts that hold fixed- and floating-rate, tax-exempt securities issued by state or local municipalities. The trusts are typically single-issuer trusts whose assets are purchased from the Company and from the market. The trusts are referred to as Tender Option Bond trusts because the senior interest holders have the ability to tender their interests periodically back to the issuing trust, as described further below.

        The TOB trusts fund the purchase of their assets by issuing long-term senior floating rate notes (Floaters) and junior residual securities (Residuals). The Floaters and the Residuals have a tenor equal to the maturity of the trust, which is equal to or shorter than the tenor of the underlying municipal bond. Residuals are frequently less than 1% of a trust's total funding and entitle their holder to the residual cash flows from the issuing trust. The Residuals are generally rated based on the long-term rating of the underlying municipal bond. The Floaters bear interest rates that are typically reset weekly to a new market rate (based on the SIFMA index: a seven day high grade market index of tax exempt, variable rate municipal bonds). Floater holders have an option to tender their Floaters back to the trust periodically. The Floaters have a long-term rating based on the long-term rating of the underlying municipal bond, including any credit enhancement provided by monoline insurance companies, and a short-term rating based on that of the liquidity provider to the trust.

        The Company sponsors two kinds of TOB trusts: customer TOB trusts and proprietary TOB trusts. Customer TOB trusts are trusts through which customers finance investments in municipal securities. The Residuals and the Floaters are held by customers. Proprietary TOB trusts are trusts through which the Company finances its own investments in municipal securities. The Company holds the Residuals in proprietary TOB trusts.

        The Company serves as remarketing agent to the trusts, facilitating the sale of the Floaters to third parties at inception and facilitating the reset of the Floater coupon and tenders of Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing (in which case the trust is unwound) or it may choose to buy the Floaters into its own inventory and may continue to try to sell them to a third-party investor. While the level of the Company's inventory of Floaters fluctuates, the Company held none of the Floater inventory related to the customer or proprietary TOB programs as of March 31, 2010.

        Approximately $2.0 billion of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company. In all other cases, the assets are either unenhanced or are insured with a monoline insurance. While the trusts have not encountered any adverse credit events as defined in the underlying trust agreements, certain monoline insurance companies have experienced downgrades. In these cases, the Company has proactively managed the TOB programs by applying additional insurance on the assets or proceeding with orderly unwinds of the trusts.

        If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bond is sold in the market. If there is an accompanying shortfall in the trust's cash flows to fund the redemption of the Floaters after the sale of the underlying municipal bond, the trust draws on a liquidity agreement in an amount equal to the shortfall. Liquidity agreements are generally provided to the trust directly by the Company. For customer TOBs where the Residual is less than 25% of the trust's capital structure, the Company has a reimbursement agreement with the Residual holder under which the Residual holder reimburses the Company for any payment made under the liquidity arrangement. Through this reimbursement agreement, the Residual holder remains economically exposed to fluctuations in value of the municipal bond. These reimbursement agreements are actively margined based on changes in value of the underlying municipal bond to mitigate the Company's counterparty credit risk. In cases where a third party provides liquidity to a proprietary TOB trust, a similar reimbursement arrangement is made whereby the Company (or a consolidated subsidiary of the Company) as Residual holder absorbs any losses incurred by the liquidity provider. As of March 31, 2010, liquidity agreements provided with respect to customer TOB trusts totaled $6.4 billion, offset by reimbursement agreements in place with a notional amount of $4.8 billion. The remaining exposure relates to TOB transactions where the Residual owned by the customer is at least 25% of the bond value at the inception of the transaction and no reimbursement agreement is executed. In addition, the Company has provided liquidity arrangements with a notional amount of $0.1 billion for other non-consolidated proprietary TOB trusts described below.

        The Company considers the customer and proprietary TOB trusts to be VIEs. Customer TOB trusts were not consolidated by the Company in prior periods and remain unconsolidated upon the Company's adoption of SFAS 167. Because third-party investors hold the Residual and Floater interests in the customer TOB trusts, the Company's involvement includes only its role as remarketing agent and liquidity provider. The Company has concluded that the power over customer TOB trusts is primarily held by the customer Residual holder, who may unilaterally cause the sale of the trust's bonds. Because the Company does not hold the Residual interest and thus does not have the power to direct the activities that most significantly impact the trust's economic performance, it does not consolidate the customer TOB trusts under SFAS 167.

        Proprietary TOB trusts generally were consolidated in prior periods. They remain consolidated upon the Company's adoption of SFAS 167. The Company's involvement with the Proprietary TOB trusts includes holding the Residual interests as well as the remarketing and liquidity agreements with the trusts. Similar to customer TOB trusts, the Company has concluded that the power over the proprietary TOB trusts is primarily held by the Residual holder, who may unilaterally cause the sale of the trust's bonds. Because the Company holds the Residual interest, and thus has the power to direct the activities that most significantly impact the trust's economic performance, it continues to consolidate the proprietary TOB trusts under SFAS 167.

        Prior to 2010, certain TOB trusts met the definition of a QSPE and were not consolidated in prior periods. Upon the Company's adoption of SFAS 167, former QSPE trusts have been consolidated by the Company as Residual interest holder and are presented as proprietary TOB trusts.

        Total assets in proprietary TOB trusts also include $0.6 billion of assets where the Residuals are held by hedge funds that are consolidated and managed by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge funds (and, thus, are not consolidated by the Company) under the application of ASC 946, Financial Services—Investment Companies, which precludes consolidation of owned investments. The Company consolidates the hedge funds, because the Company holds controlling financial interests in the hedge funds. Certain of the Company's equity investments in the hedge funds are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge fund. The Company's accounting for these hedge funds and their interests in the TOB trusts is unchanged by the Company's adoption of SFAS 167.

Municipal Investments

        Municipal investment transactions are primarily interests in partnerships that finance the construction and rehabilitation of low-income housing, facilitate lending in new or underserved markets, or finance the construction or operation of renewable municipal energy facilities. The Company generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits and grants earned from the investments made by the partnership. These entities are generally considered VIEs. The power to direct the activities of these entities is typically held by the general partner. Accordingly, these entities have remained unconsolidated by the Company upon adoption of SFAS 167.

Client Intermediation

        Client intermediation transactions represent a range of transactions designed to provide investors with specified returns based on the returns of an underlying security, referenced asset or index. These transactions include credit-linked notes and equity-linked notes. In these transactions, the SPE typically obtains exposure to the underlying security, referenced asset or index through a derivative instrument, such as a total-return swap or a credit-default swap. In turn the SPE issues notes to investors that pay a return based on the specified underlying security, referenced asset or index. The SPE invests the proceeds in a financial asset or a guaranteed insurance contract (GIC) that serves as collateral for the derivative contract over the term of the transaction. The Company's involvement in these transactions includes being the counterparty to the SPE's derivative instruments and investing in a portion of the notes issued by the SPE. In certain transactions, the investor's maximum risk of loss is limited and the Company absorbs risk of loss above a specified level. The Company does not have the power to direct the activities of the VIEs which most significantly impact their economic performance and thus it does not consolidate them.

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

        In order to complete the wind-down of the SIVs, the Company purchased the remaining assets of the SIVs in November 2008. The Company funded the purchase of the SIV assets by assuming the obligation to pay amounts due under the medium-term notes issued by the SIVs as the medium-term notes mature.

Investment Funds

        The Company is the investment manager for certain investment funds that invest in various asset classes including private equity, hedge funds, real estate, fixed income and infrastructure. The Company earns a management fee, which is a percentage of capital under management, and may earn performance fees. In addition, for some of these funds the Company has an ownership interest in the investment funds. The Company has also established a number of investment funds as opportunities for qualified employees to invest in private equity investments. The Company acts as investment manager to these funds and may provide employees with financing on both recourse and non-recourse bases for a portion of the employees' investment commitments.

        The Company has determined that a majority of the investment vehicles managed by Citigroup are provided a deferral from the requirements of SFAS 167, because they meet the criteria in Accounting Standards Update No. 2010-10, Consolidation (Topic 810), Amendments for Certain Investment Funds (ASU 2010-10) (see Note 1). These vehicles continue to be evaluated under the requirements of ASC 810-10, prior to the implementation of SFAS 167 (FIN 46(R)).

        Where the Company has determined that certain investment vehicles are subject to the consolidation requirements of SFAS 167, the consolidation conclusions reached upon initial application of SFAS 167 are consistent with the consolidation conclusions reached under the requirements of ASC 810-10, prior to the implementation of SFAS 167.

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

        Because the sole asset of the trust is a receivable from the Company and the proceeds to the Company from the receivable exceed the Company's investment in the VIE's equity shares, the Company is not permitted to consolidate the trusts, even though the Company owns all of the voting equity shares of the trust, has fully guaranteed the trusts' obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its Consolidated Balance Sheet as long-term liabilities.

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

        Citigroup enters into these derivative contracts relating to interest rate, foreign currency, commodity, and other market/credit risks for the following reasons:

  •
  Trading Purposes—Customer Needs:  Citigroup offers its customers derivatives in connection with their risk-management actions to transfer, modify or reduce their interest rate, foreign exchange and other market/credit risks or for their own trading purposes. As part of this process, Citigroup considers the customers' suitability for the risk involved and the business purpose for the transaction. Citigroup also manages its derivative-risk positions through offsetting trade activities, controls focused on price verification, and daily reporting of positions to senior managers.

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

        Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup's derivative instruments as of March 31, 2010 and December 31, 2009 are presented in the table below.

Derivative Notionals

	Hedging instruments under ASC 815 (SFAS 133)(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Interest rate contracts
Swaps	$134,386	$128,797	$21,938,409	$20,571,814	$118,006	$107,193
Futures and forwards	55	—	4,512,437	3,366,927	58,925	65,597
Written options	—	—	3,551,129	3,616,240	4,348	11,050
Purchased options	—	—	3,343,453	3,590,032	30,831	28,725

Total interest rate contract notionals	$134,441	$128,797	$33,345,428	$31,145,013	$212,110	$212,565

Foreign exchange contracts
Swaps	$28,754	$42,621	$967,684	$855,560	$34,187	$24,044
Futures and forwards	81,921	76,507	2,016,019	1,946,802	48,234	54,249
Written options	3,563	4,685	475,064	409,991	2,878	9,305
Purchased options	17,533	22,594	437,304	387,786	3,682	10,188

Total foreign exchange contract notionals	$131,771	$146,407	$3,896,071	$3,600,139	$88,981	$97,786

Equity contracts
Swaps	$—	$—	$65,534	$59,391	$—	$—
Futures and forwards	—	—	17,606	14,627	—	—
Written options	—	—	531,948	410,002	—	—
Purchased options	—	—	436,384	377,961	—	275

Total equity contract notionals	$—	$—	$1,051,472	$861,981	$—	$275

Commodity and other contracts
Swaps	$—	$—	$30,682	$25,956	$—	$—
Futures and forwards	—	—	93,253	91,582	—	—
Written options	—	—	41,392	37,952	—	—
Purchased options	—	—	48,232	40,321	3	3

Total commodity and other contract notionals	$—	$—	$213,559	$195,811	$3	$3

Credit derivatives(4)
Protection sold	$—	$—	$1,198,653	$1,214,053	$—	$—
Protection purchased	6,756	6,981	1,306,797	1,325,981	—	—

Total credit derivatives	$6,756	$6,981	$2,505,450	$2,540,034	$—	$—

Total derivative notionals	$272,968	$282,185	$41,011,980	$38,342,978	$301,094	$310,629

(1)
The notional amounts presented in this table do not include derivatives in hedge accounting relationships under ASC 815 (SFAS 133), where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign currency denominated debt instrument. The notional amount of such debt is $7,056 million and $7,442 million at March 31, 2010 and December 31, 2009, respectively.

(2)
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

(4)
Credit derivatives are arrangements designed to allow one party (protection buyer) to transfer the credit risk of a "reference asset" to another party (protection seller). These arrangements allow a protection seller to assume the credit risk associated with the reference asset without directly purchasing that asset. The Company has entered into credit derivatives positions for purposes such as risk management, yield enhancement, reduction of credit concentrations and diversification of overall risk.

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in trading account assets/liabilities(1)		Derivatives classified in other assets/liabilities
In millions of dollars at March 31, 2010	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$418	$40	$5,424	$2,778
Foreign exchange contracts	810	841	1,988	1,940

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$1,228	$881	$7,412	$4,718

Other derivative instruments
Interest rate contracts	$459,763	$459,797	$2,997	$2,377
Foreign exchange contracts	69,870	69,841	1,056	2,492
Equity contracts	18,166	36,096	—	—
Commodity and other contracts	17,172	17,550	—	—
Credit derivatives(2)	87,880	76,880	—	—

Total other derivative instruments	$652,851	$660,164	$4,053	$4,869

Total derivatives	$654,079	$661,045	$11,465	$9,587
Cash collateral paid/received	48,247	39,144	409	3,094
Less: Netting agreements and market value adjustments	(648,616)	(640,575)	(2,455)	(2,455)

Net receivables/payables	$53,710	$59,614	$9,419	$10,226

(1)
The trading derivatives fair values are presented in Note 9 to the Consolidated Financial Statements.

(2)
The credit derivatives trading assets are composed of $64,302 million related to protection purchased and $23,578 million related to protection sold as of March 31, 2010. The credit derivatives trading liabilities are composed of $23,418 million related to protection purchased and $53,462 million related to protection sold as of March 31, 2010.

	Derivatives classified in trading account assets/liabilities(1)		Derivatives classified in other assets/liabilities
In millions of dollars at December 31, 2009	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$304	$87	$4,267	$2,898
Foreign exchange contracts	753	1,580	3,599	1,416

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$1,057	$1,667	$7,866	$4,314

Other derivative instruments
Interest rate contracts	$454,974	$449,551	$2,882	$3,022
Foreign exchange contracts	71,005	70,584	1,498	2,381
Equity contracts	18,132	40,612	6	5
Commodity and other contracts	16,698	15,492	—	—
Credit derivatives(2)	92,792	82,424	—	—

Total other derivative instruments	$653,601	$658,663	$4,386	$5,408

Total derivatives	$654,658	$660,330	$12,252	$9,722
Cash collateral paid/received	48,561	38,611	263	4,950
Less: Netting agreements and market value adjustments	(644,340)	(634,835)	(4,224)	(4,224)

Net receivables/payables	$58,879	$64,106	$8,291	$10,448

(1)
The trading derivatives fair values are presented in Note 9 to the Consolidated Financial Statements.

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

        The amount of payables in respect of cash collateral received that was netted with unrealized gains from derivatives was $32 billion and $30 billion as of March 31, 2010 and December 31, 2009, respectively. The amount of receivables in respect of cash collateral paid that was netted with unrealized losses from derivatives was $42 billion and $41 billion as of March 31, 2010 and December 31, 2009, respectively.

        The amounts recognized in Principal transactions in the Consolidated Statement of Income for the three months ended March 31, 2010 and March 31, 2009 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are included in the table below. Citigroup has elected to present this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this better represents the way these portfolios are risk managed.

	Principal transactions gains (losses) for the three months ended March 31,
In millions of dollars	2010	2009
Interest Rate Contracts	$1,309	$4,597
Foreign Exchange Contracts	241	1,006
Equity Contracts	565	1,078
Commodity and other contracts	109	697
Credit Derivatives	1,827	(3,708)

Total(1)	$4,051	$3,670

(1)
Also see Note 6 to the Consolidated Financial Statements.

        The amounts recognized in Other revenue in the Consolidated Statement of Income for the three months ended March 31, 2010 and March 31, 2009 relate to derivatives not designated in a qualifying hedging relationship and not recorded within Trading account assets or Trading account liabilities are shown below. The table below does not include the offsetting gains/losses on the hedged items, which amounts are also recorded in Other revenue.

	Gains (losses) included in Other Revenue for the three months ended March 31,
In millions of dollars	2010	2009
Interest Rate Contracts	$(94)	11
Foreign Exchange Contracts	(2,817)	(996)
Equity Contracts	—	—
Commodity and other contracts	—	—
Credit Derivatives	—	—

Total(1)	$(2,911)	$(985)

(1)
Non-designated derivatives are derivative instruments not designated in qualifying hedging relationships.

Accounting for Derivative Hedging

        Citigroup accounts for its hedging activities in accordance with ASC 815, Derivatives and Hedging (formerly SFAS 133). As a general rule, hedge accounting is permitted where the Company is exposed to a particular risk, such as interest-rate or foreign-exchange risk, that causes changes in the fair value of an asset or liability or variability in the expected future cash flows of an existing asset, liability or a forecasted transaction that may affect earnings.

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

        For asset/liability management hedging, the fixed-rate long-term debt may be recorded at amortized cost under current U.S. GAAP. However, by electing to use ASC 815 (SFAS 133) hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings. The related interest-rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, an economic hedge, which does not meet the ASC 815 hedging criteria, would involve recording only the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings. The debt would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts and other factors that cause the change in the swap's value and the underlying yield of the debt. This type of hedge is undertaken when hedging requirements cannot be achieved or management decides not to apply ASC 815 hedge accounting. Another alternative for the Company would be to elect to carry the debt at fair value under the fair value option. Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt would be reported in earnings. The related interest rate swap, with changes in fair value, would also be reflected in earnings, and provides a natural offset to the debt's fair value change. To the extent the two offsets would not be exactly equal, the difference would be reflected in current earnings. This type of economic hedge is undertaken when the Company prefers to follow this simpler method that achieves generally similar financial statement results to an ASC 815 fair value hedge.

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

        The following table summarizes the gains (losses) on the Company's fair value hedges for the three months ended March 31, 2010 and March 31, 2009:

	Gains (losses) on fair value hedges(1)
	Three Months ended March 31,
In millions of dollars	2010	2009
Gain (loss) on fair value designated and qualifying hedges
Interest rate contracts	$833	$(1,743)
Foreign exchange contracts	(242)	(28)

Total gain (loss) on fair value designated and qualifying hedges	$591	$(1,771)

Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(905)	$1,995
Foreign exchange hedges	269	443

Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(636)	$2,438

Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(75)	$336
Foreign exchange hedges	1	148

Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(74)	$484

Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$3	$(84)
Foreign exchange contracts	26	267

Total net gain(loss) excluded from assessment of the effectiveness of fair value hedges	$29	$183

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

Hedging of foreign exchange risk

        Citigroup locks in the functional currency equivalent of cash flows of various balance sheet liability exposures, including short-term borrowings and long-term debt (and the forecasted issuances or rollover of such items) that are denominated in a currency other than the functional currency of the issuing entity. Depending on the risk-management objectives, these types of hedges are designated as either cash-flow hedges of only foreign exchange risk or cash-flow hedges of both foreign-exchange and interest rate risk, and the hedging instruments used are foreign-exchange forward contracts, cross-currency swaps and foreign-currency options. For some hedges, Citigroup matches all terms of the hedged item and the hedging derivative at inception and on an ongoing basis to eliminate hedge ineffectiveness. Citigroup does not exclude any terms from consideration when applying the matched terms method. To the extent all terms are not perfectly matched, any ineffectiveness is measured using the "hypothetical derivative method" from FASB Derivative Implementation Group Issue G7 (now ASC 815-30-35-12 through 35-32). Efforts are made to match up the terms of the hypothetical and actual derivatives used as closely as possible. As a result, the amount of hedge ineffectiveness is not significant even when the terms do not match perfectly.

Hedging total return

        Citigroup generally manages the risk associated with highly leveraged financing it has entered into by seeking to sell a majority of its exposures to the market prior to or shortly after funding. The portion of the highly leveraged financing that is retained by Citigroup is hedged with a total return swap.

        The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three months ended March 31, 2010 and March 31, 2009 is not significant.

        The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges for three months ended March 31, 2010 and March 31, 2009 is presented below:

	Three Months ended March 31,
In millions of dollars	2010	2009
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$(241)	$168
Foreign exchange contracts	9	400
Credit Derivatives	—	1,493

Total effective portion of cash flow hedges included in AOCI	$(232)	$2,061

Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(370)	$(412)
Foreign exchange contracts	(178)	86

Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(548)	$(326)

(1)
Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

        For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income within 12 months of March 31, 2010 is approximately $1.8 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.

        The impact of cash flow hedges on AOCI is also shown in Note 13 to the Consolidated Financial Statements.

Net Investment Hedges

        Consistent with ASC 830-20, Foreign Currency Matters—Foreign Currency Transactions (formerly SFAS 52, Foreign Currency Translation), ASC 815 allows hedging of the foreign-currency risk of a net investment in a foreign operation. Citigroup uses foreign-currency forwards, options and swaps and foreign-currency-denominated debt instruments to manage the foreign-exchange risk associated with Citigroup's equity investments in several non-U.S. dollar functional currency foreign subsidiaries. Citigroup records the change in the carrying amount of these investments in the Cumulative translation adjustment account within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in the Cumulative translation adjustment account and the ineffective portion, if any, is immediately recorded in earnings.

        For derivatives used in net investment hedges, Citigroup follows the forward-rate method from FASB Derivative Implementation Group Issue H8 (now ASC 815-35-35-16 through 35-26), "Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge." According to that method, all changes in fair value, including changes related to the forward-rate component of the foreign-currency forward contracts and the time-value of foreign-currency options, are recorded in the foreign-currency.

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

        The pretax gain (loss) recorded in foreign-currency translation adjustment within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $(190) million and $877 million during the three months ended March 31, 2010 and March 31, 2009, respectively.

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

        A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return which will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of March 31, 2010 and December 31, 2009, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

        The following tables summarize the key characteristics of the Company's credit derivative portfolio as protection seller as of March 31, 2010 and December 31, 2009:

In millions of dollars as of March 31, 2010	Maximum potential amount of future payments	Fair value payable(1)
By industry/counterparty
Bank	$801,785	$31,919
Broker-dealer	316,463	13,814
Monoline	123	90
Non-financial	530	110
Insurance and other financial institutions	79,752	7,529

Total by industry/counterparty	$1,198,653	$53,462

By instrument
Credit default swaps and options	$1,197,837	$53,069
Total return swaps and other	816	393

Total by instrument	$1,198,653	$53,462

By rating
Investment grade	$538,020	7,518
Non-investment grade	319,885	26,517
Not rated	340,748	19,427

Total by rating	$1,198,653	$53,462

By maturity:
Within 1 year	$140,408	$1,302
From 1 to 5 years	802,909	25,178
After 5 years	255,336	26,982

Total by maturity	$1,198,653	$53,462

(1)
In addition, fair value amounts receivable under credit derivatives sold were $23,578 million.

In millions of dollars as of December 31, 2009	Maximum potential amount of future payments	Fair value payable(1)
By industry/counterparty
Bank	$807,484	$34,666
Broker-dealer	340,949	16,309
Monoline	33	—
Non-financial	623	262
Insurance and other financial institutions	64,964	7,025

Total by industry/counterparty	$1,214,053	$58,262

By instrument
Credit default swaps and options	$1,213,208	$57,987
Total return swaps and other	845	275

Total by instrument	$1,214,053	$58,262

By rating
Investment grade	$576,930	9,632
Non-investment grade	339,920	28,664
Not rated	297,203	19,966

Total by rating	$1,214,053	$58,262

By maturity:
Within 1 year	$165,056	$873
From 1 to 5 years	806,143	30,181
After 5 years	242,854	27,208

Total by maturity	$1,214,053	$58,262

(1)
In addition, fair value amounts receivable under credit derivatives sold were $24,234 million.

        Citigroup evaluates the payment/performance risk of the credit derivatives to which it stands as a protection seller based on the credit rating which has been assigned to the underlying referenced credit. Where external ratings by nationally recognized statistical rating organizations (such as Moody's and S&P) are used, investment grade ratings are considered to be Baa/BBB or above, while anything below is considered non-investment grade. The Citigroup internal ratings are in line with the related external credit rating system. On certain underlying reference credits, mainly related to over-the-counter credit derivatives, ratings are not available, and these are included in the not-rated category. Credit derivatives written on an underlying non-investment grade reference credit represent greater payment risk to the Company. The non-investment grade category in the table above primarily includes credit derivatives where the underlying referenced entity has been downgraded subsequent to the inception of the derivative.

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

Credit-Risk-Related Contingent Features in Derivatives

        Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position at March 31, 2010 and December 31, 2009 is $22 billion and $17 billion, respectively. The Company has posted $15 billion and $11 billion as collateral for this exposure in the normal course of business as of March 31, 2010 and December 31, 2009, respectively. Each downgrade would trigger additional collateral requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch as of March 31, 2010, the Company would be required to post additional collateral of $2.0 billion.

16.    FAIR VALUE MEASUREMENT

        SFAS 157 (now ASC 820-10) defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. Among other things, the standard requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, it precludes the use of block discounts when measuring the fair value of instruments traded in an active market; and requires recognition of trade-date gains related to certain derivative transactions whose fair value has been determined using unobservable market inputs.

        This standard also requires that the impact of Citigroup's own credit risk on derivatives and other liabilities measured at fair value be factored into the valuation.

Fair Value Hierarchy

        ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair-value hierarchy:

  •
  Level 1: Quoted prices for identical instruments in active markets.

  •
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

        The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period.

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

Subprime-related direct exposures in CDOs

        The Company accounts for its CDO super-senior subprime direct exposures and the underlying securities on a fair-value basis with all changes in fair value recorded in earnings. Citigroup's CDO super-senior subprime direct exposures are not subject to valuation based on observable transactions. Accordingly, the fair value of these exposures is based on management's best estimates based on facts and circumstances as of the date of these Consolidated Financial Statements.

        Citigroup's CDO super-senior subprime direct exposures are Level 3 assets. The valuation of the high-grade and mezzanine ABS CDO positions uses trader prices based on the underlying assets of each high-grade and mezzanine ABS CDO. Unlike the ABCP positions, the high-grade and mezzanine positions are now largely hedged through the ABX and bond short positions, which are trader priced. This results in closer symmetry in the way these long and short positions are valued by the Company. Citigroup intends to use trader marks to value this portion of the portfolio going forward so long as it remains largely hedged.

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

        The valuation as of March 31, 2010 assumes that U.S. housing prices are unchanged for the remainder of 2010, increase 0.6% in 2011, increase 1.4% in 2012, increase 2.2% in 2013 and increase 3% per year from 2014 onwards.

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

        Citigroup acted in the capacity of primary dealer for approximately $72 billion of ARS and continued to purchase residual unsold inventory in support of the auction mechanism until mid-February 2008. After this date, liquidity in the ARS market deteriorated significantly, auctions failed due to a lack of bids from third-party investors and Citigroup ceased to purchase unsold inventory. Following a number of ARS refinancings, at March 31, 2010, Citigroup continued to act in the capacity of primary dealer for approximately $27.1 billion of outstanding ARS.

        The Company classifies its ARS as held-to-maturity, available-for-sale and trading securities.

        Prior to the Company's first auction's failing in the first quarter of 2008, Citigroup valued ARS based on observation of auction market prices, because the auctions had a short maturity period (7, 28 and 35 days). This generally resulted in valuations at par. Once the auctions failed, ARS could no longer be valued using observation of auction market prices. Accordingly, the fair value of ARS is currently estimated using internally developed discounted cash flow valuation techniques specific to the nature of the assets underlying each ARS.

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

Alt-A mortgage securities

        The Company classifies its Alt-A mortgage securities as held-to-maturity, available-for-sale and trading investments. The securities classified as trading and available-for-sale are recorded at fair value with changes in fair value reported in current earnings and AOCI, respectively. For these purposes, Alt-A mortgage securities are non-agency residential mortgage-backed securities (RMBS) where (1) the underlying collateral has weighted average FICO scores between 680 and 720 or (2) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.

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

        Similar to the valuation methodologies used for other trading securities and trading loans, the Company generally determines the fair value of securities and loans linked to commercial real estate utilizing internal valuation techniques. Fair-value estimates from internal valuation techniques are verified, where possible, to prices obtained from independent vendors. Vendors compile prices from various sources. Where available, the Company may also make use of quoted prices for recent trading activity in securities or loans with the same or similar characteristics to those being valued. Securities and loans linked to commercial real estate valued using these methodologies are generally classified as Level 3 as a result of the reduced liquidity currently in the market for such exposures.

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

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis. The Company often hedges positions that have been classified in the Level 3 category with financial instruments that have been classified as Level 1 or Level 2. In addition, the Company also hedges items classified in the Level 3 category with instruments classified in Level 3 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

In millions of dollars at March 31, 2010	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$147,565	$1,907	$149,472	$(52,876)	$96,596
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$—	$28,207	$947	$29,154	$—	$29,154
Prime	—	969	399	1,368	—	1,368
Alt-A	—	1,043	321	1,364	—	1,364
Subprime	—	623	6,525	7,148	—	7,148
Non-U.S. residential	—	2,536	243	2,779	—	2,779
Commercial	—	990	2,215	3,205	—	3,205

Total trading mortgage-backed securities	$—	$34,368	$10,650	$45,018	$—	$45,018

U.S. Treasury and federal agencies securities
U.S. Treasury	$26,308	$866	$—	$27,174	$—	$27,174
Agency obligations	—	5,248	—	5,248	—	5,248

Total U.S. Treasury and federal agencies securities	$26,308	$6,114	$—	$32,422	$—	$32,422

State and municipal	$—	$7,219	$453	$7,672	$—	$7,672
Foreign government	68,746	16,610	644	86,000	—	86,000
Corporate	—	49,045	7,950	56,995	—	56,995
Equity securities	32,440	9,709	905	43,054	—	43,054
Asset-backed securities	—	1,275	4,200	5,475		5,475
Other debt securities	—	14,308	1,129	15,437	—	15,437

Total trading securities	$127,494	$138,648	$25,931	$292,073	$—	$292,073

Derivatives
Interest rate contracts	$116	$457,713	$2,352	$460,181
Foreign exchange contracts	4	69,978	698	70,680
Equity contracts	3,320	12,970	1,876	18,166
Commodity and other contracts	—	16,293	879	17,172
Credit derivatives	—	65,312	22,568	87,880

Total Gross Derivatives	$3,440	$622,266	$28,373	$654,079
Cash Collateral Paid		—		48,247
Netting agreements and market value adjustments					(648,616)

Total Derivatives	$3,440	$622,266	$28,373	$702,326	$(648,616)	$53,710

Investments
Mortgage-backed securities
U.S. government sponsored	$86	$20,370	$1	$20,457	$—	$20,457
Prime	—	5,602	276	5,878	—	5,878
Alt-A	—	222	30	252	—	252
Subprime	—	—	1	1	—	1
Non-U.S. Residential	—	204	—	204	—	204
Commercial	—	40	546	586	—	586

In millions of dollars at March 31, 2010	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Total investment mortgage-backed securities	$86	$26,438	$854	$27,378	$—	$27,378

U.S. Treasury and federal agency securities
U.S. Treasury	$5,261	$26,482	$—	$31,743	$—	$31,743
Agency obligations	—	35,737	19	35,756		35,756

Total U.S. Treasury and federal agency	$5,261	$62,219	$19	$67,499	$—	$67,499

State and municipal	$—	$15,083	$262	$15,345	—	$15,345
Foreign government	58,561	48,424	287	107,272	—	107,272
Corporate	—	16,024	1,062	17,086	—	17,086
Equity securities	3,335	128	2,468	5,931	—	5,931
Asset-backed securities	—	2,347	7,936	10,283	—	10,283
Other debt securities	—	1,566	1,007	2,573	—	2,573
Non-marketable equity securities	—	158	8,613	8,771	—	8,771

Total investments	$67,243	$172,387	$22,508	$262,138	—	$262,138

Loans(2)	$—	973	$4,395	5,368	—	$5,368
Mortgage servicing rights	—	—	6,439	6,439	—	6,439
Other financial assets measured on a recurring basis	—	14,796	907	15,703	(2,455)	13,248

Total assets	$198,177	$1,096,635	$90,460	1,433,519	$(703,947)	$729,572
Total as a percentage of gross assets(3)	14.3%	79.2%	6.5%	100.0%

Liabilities
Interest-bearing deposits	$—	$1,382	$158	$1,540	—	$1,540
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	188,427	975	189,402	(52,876)	136,526
Trading account liabilities
Securities sold, not yet purchased	68,086	14,900	148	83,134	—	83,134
Derivatives
Interest rate contracts	128	457,696	2,013	459,837
Foreign exchange contracts	19	69,998	665	70,682
Equity contracts	3,327	29,473	3,296	36,096
Commodity and other contracts	—	16,026	1,524	17,550
Credit derivatives	—	59,341	17,539	76,880

Total gross derivatives	$3,474	$632,534	$25,037	$661,045
Cash collateral received		—		39,144
Netting agreements and market value adjustments					(640,575)

Total derivatives	$3,474	$632,534	$25,037	$700,189	$(640,575)	$59,614
Short-term borrowings	—	967	258	1,225		1,225
Long-term debt	—	15,276	12,836	28,112		28,112
Other financial liabilities measured on a recurring basis	—	13,934	2	13,936	(2,455)	11,481

Total liabilities	$71,560	$867,420	$39,414	1,017,538	(695,906)	$321,632
Total as a percentage of gross liabilities(3)	7.3%	88.7%	4.0%	100.0%

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase, and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral, and the market value adjustment.

(2)
There is no allowance for loan losses recorded for loans reported at fair value.

(3)
Percentage is calculated based on total assets and liabilities excluding collateral received/paid on derivatives.

In millions of dollars at December 31, 2009	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
ASSETS
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$138,550	$—	$138,550	$(50,713)	$87,837
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$19,666	$972	$20,638	$—	$20,638
Prime	—	772	384	1,156	—	1,156
Alt-A	—	842	387	1,229	—	1,229
Subprime	—	736	8,998	9,734	—	9,734
Non-U.S. residential	—	1,796	572	2,368	—	2,368
Commercial	—	1,004	2,451	3,455	—	3,455

Total trading mortgage-backed securities	$—	$24,816	$13,764	$38,580	$—	$38,580

U.S. Treasury and federal agencies securities
U.S. Treasury	$27,943	$995	$—	$28,938	$—	$28,938
Agency obligations	—	2,041	—	$2,041	—	2,041

Total U.S. Treasury and federal agencies securities	$27,943	$3,036	$—	$30,979	$—	$30,979

Other trading securities
State and municipal	$—	$6,925	$222	$7,147	$—	$7,147
Foreign government	59,229	13,081	459	72,769	—	72,769
Corporate	—	43,365	8,620	51,985	—	51,985
Equity securities	33,754	11,827	640	46,221	—	46,221
Other debt securities	—	19,976	16,237	36,213	—	36,213

Total trading securities	$120,926	$123,026	$39,942	$283,894	$—	$283,894

Total derivatives(2)	$4,002	$671,532	$27,685	$703,219	$(644,340)	$58,879

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$89	$20,823	$2	$20,914	$—	$20,914
Prime	—	5,742	736	6,478	—	6,478
Alt-A	—	572	55	627	—	627
Subprime	—	—	1	1	—	1
Non-U.S. residential	—	255	—	255	—	255
Commercial	—	47	746	793	—	793

Total investment mortgage-backed securities	$89	$27,439	$1,540	$29,068	$—	$29,068

U.S. Treasury and federal agency securities
U.S. Treasury	$5,943	$20,619	$—	$26,562	$—	$26,562
Agency obligations	—	27,531	21	27,552	—	27,552

Total U.S. Treasury and federal agency	$5,943	$48,150	$21	$54,114	$—	$54,114

State and municipal	$—	$15,393	$217	$15,610	$—	$15,610
Foreign government	60,484	41,765	270	102,519	—	102,519
Corporate	—	19,056	1,257	20,313	—	20,313
Equity securities	3,056	237	2,513	5,806	—	5,806
Other debt securities	—	3,337	8,832	12,169	—	12,169
Non-marketable equity securities	—	77	6,753	6,830	—	6,830

Total investments	$69,572	$155,454	$21,403	$246,429	$—	$246,429

Loans(3)	$—	$1,226	$213	$1,439	$—	$1,439
Mortgage servicing rights	—	—	6,530	6,530	—	6,530
Other financial assets measured on a recurring basis	—	15,787	1,101	16,888	(4,224)	12,664

Total assets	$194,500	$1,105,575	$96,874	$1,396,949	$(699,277)	$697,672
	13.9%	79.2%	6.9%	100.0%

In millions of dollars at December 31, 2009	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
LIABILITIES
Interest-bearing deposits	$—	$1,517	$28	$1,545	$—	$1,545
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	152,687	2,056	154,743	(50,713)	104,030
Trading account liabilities
Securities sold, not yet purchased	52,399	20,233	774	73,406	—	73,406
Derivatives(2)	4,980	669,384	24,577	698,941	(634,835)	64,106
Short-term borrowings	—	408	231	639	—	639
Long-term debt	—	16,288	9,654	25,942	—	25,942
Other financial liabilities measured on a recurring basis	—	15,753	13	15,766	(4,224)	11,542

Total liabilities	$57,379	$876,270	$37,333	$970,982	$(689,772)	$281,210
	5.9%	90.2%	3.8%	100.0%

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase, and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral, and the market value adjustment.

(2)
Cash collateral paid/received is included in Level 2 Derivative assets/liabilities, as it is primarily related to derivative positions classified in Level 2.

(3)
There is no allowance for loan losses recorded for loans reported at fair value.

Changes in Level 3 Fair-Value Category

        The following tables present the changes in the Level 3 fair-value category for the three months ended March 31, 2010 and March 31, 2009. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2009	Principal transactions	Other(1)(2)			March 31, 2010
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$63	$—	$1,052	$792	$1,907	$—
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$972	$(51)	$—	$98	$(72)	$947	$(18)
Prime	384	35	—	83	(103)	399	6
Alt-A	387	15	—	60	(141)	321	5
Subprime	8,998	733	—	(751)	(2,455)	6,525	724
Non-U.S. residential	572	(41)	—	(279)	(9)	243	15
Commercial	2,451	(12)	—	(41)	(183)	2,215	3

Total trading mortgage-backed securities	$13,764	$679	$—	$(830)	$(2,963)	$10,650	$735

State and municipal	$222	$3	$—	$185	43	$453	$1
Foreign government	459	26	—	(197)	356	644	16
Corporate	8,620	(1)	—	(339)	(330)	7,950	92
Equity securities	640	6	—	326	(67)	905	31
Asset-backed securities	3,006	(61)	—	(30)	1,285	4,200	(3)
Other debt securities	13,231	95	—	(207)	(11,990)	1,129	26

Total trading securities	$39,942	$747	$—	$(1,092)	$(13,666)	$25,931	$898

Derivatives, net(4)
Interest rate contracts	$(374)	$475	$—	$512	$(274)	$339	$415
Foreign exchange contracts	(38)	138	—	(97)	30	33	154
Equity contracts	(1,110)	(179)	—	(231)	100	(1,420)	(167)
Commodity and other contracts	(529)	(201)	—	30	55	(645)	(163)
Credit derivatives	5,159	146	—	(517)	241	5,029	116

Total Derivatives, net(4)	$3,108	$379	$—	$(303)	$152	$3,336	$355

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$2	$—	$(1)	$—	$—	$1	$—
Prime	736	—	(97)	(505)	142	276	—
Alt-A	55	—	(23)	—	(2)	30	—
Subprime	1	—	—	—	—	1	—
Commercial	746	—	(462)	1	261	546	—

Total investment mortgage-backed debt securities	$1,540	$—	$(583)	$(504)	$401	$854	$—

U.S. Treasury and federal agencies securities
Agency Obligations	$21	$—	$(21)	$—	$19	$19	$(1)

Total U.S. Treasury and federal agencies securities	$21	$—	$(21)	$—	$19	$19	$(1)

State and municipal	$217	$—	$1	$—	$44	$262	$1
Foreign government	270	—	8	17	(8)	287	1
Corporate	1,257	—	(74)	(59)	(62)	1,062	26
Equity securities	2,513	—	12	89	(146)	2,468	13
Asset-backed securities	8,272	—	(30)	16	(322)	7,936	(27)
Other debt securities	560	—	7	6	434	1,007	10
Non-marketable equity securities	6,753	—	17	1,969	(126)	8,613	4

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2009	Principal transactions	Other(1)(2)			March 31, 2010
Total investments	$21,403	$—	$(663)	$1,534	$234	$22,508	$27

Loans	$213	$—	$156	$620	$3,406	$4,395	$143
Mortgage servicing rights	6,530	—	144	—	(235)	6,439	213
Other financial assets measured on a recurring basis	1,101	—	8	(13)	(189)	907	15

Liabilities
Interest-bearing deposits	$28	$—	$6	$(2)	$138	$158	$1
Federal funds purchased and securities loaned or sold under agreements to repurchase	2,056	1	—	(1,052)	(28)	975	1
Trading account liabilities
Securities sold, not yet purchased	774	19	—	(578)	(29)	148	9
Short-term borrowings	231	(10)	—	(118)	135	258	31
Long-term debt	9,654	146	(145)	482	2,701	12,836	42
Other financial liabilities measured on a recurring basis	13	—	(5)	—	(16)	2	(2)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2008	Principal transactions	Other(1)(2)			March 31, 2009
Assets
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$1,397	$(28)	$—	$10	$9	$1,388	$(1)
Prime	850	(35)	—	439	31	1,285	(19)
Alt-A	735	(69)	—	(187)	353	832	(9)
Subprime	14,494	(2,363)	—	(710)	(385)	11,036	(2,049)
Non-U.S. residential	714	(32)	—	(490)	(11)	181	(3)
Commercial	2,086	(200)	—	159	(25)	2,020	(161)

Total trading mortgage-backed securities	$20,276	$(2,727)	$—	$(779)	$(28)	$16,742	$(2,242)

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	59	(9)	—	—	1	51	(9)

Total U.S. Treasury and federal agencies securities	$59	$(9)	$—	$—	$1	$51	$(9)

State and municipal	$233	$1	—	$56	$(92)	$198	$—
Foreign government	1,261	36	—	23	(309)	1,011	31
Corporate	16,027	(924)	—	(1,041)	(1,680)	12,382	(1,045)
Equity securities	1,387	(21)	—	17	357	1,740	31
Other debt securities	11,530	(327)	—	(1,307)	850	10,746	(23)

Total trading securities	$50,773	$(3,971)	$—	(3,031)	$(901)	$42,870	$(3,257)

Derivatives, net(4)	$3,586	$116	$—	$(1,081)	$918	$3,539	$26

Investments
Mortgage-backed securities
Prime	$1,163	$—	$2	$204	$(244)	$1,125	$(5)
Alt-A	111	—	(7)	8	65	177	(10)
Subprime	25	—	(6)	—	(7)	12	(5)
Commercial	964	—	(19)	(402)	(74)	469	(18)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2008	Principal transactions	Other(1)(2)			March 31, 2009
Total investment mortgage-backed debt securities	$2,263	$—	(30)	(190)	(260)	$1,783	$(38)

State and municipal	$222	$—	$—	$(15)	$—	$207	$—
Foreign government	571	—	—	72	—	643	—
Corporate	1,019	—	(23)	753	443	2,192	(2)
Equity securities	3,807	—	(529)	(123)	(306)	2,849	(389)
Other debt securities	11,324	—	(1,670)	(562)	(1,550)	7,542	(1,741)
Non-marketable equity securities	9,067	—	(727)	(858)	(3)	7,479	(530)

Total investments	$28,273	$—	$(2,979)	$(923)	$(1,676)	$22,695	$(2,700)

Loans	$160	$—	$(5)	$—	$16	$171	$(5)
Mortgage servicing rights	5,657	—	(130)	—	(46)	5,481	(130)
Other financial assets measured on a recurring basis	359	—	1,919	427	(190)	2,515	1,640

Liabilities
Interest-bearing deposits	$54	$—	$4	$—	$(9)	$41	$3
Federal funds purchased and securities loaned or sold under agreements to repurchase	11,167	32	—	(329)	(74)	10,732	32
Trading account liabilities
Securities sold, not yet purchased	653	36	—	419	275	1,311	(8)
Short-term borrowings	1,329	—	(108)	(697)	290	1,030	(86)
Long-term debt	11,198	—	448	(377)	65	10,438	309
Other financial liabilities measured on a recurring basis	1	—	(1)	—	(1)	1	(1)

(1)
Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs are recorded in Commissions and fees on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2010 and 2009.

(4)
Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

        The following is a discussion of the changes to the Level 3 balances for each of the roll-forward tables presented above.

        The significant changes from December 31, 2009 to March 31, 2010 in Level 3 assets and liabilities are due to:

  •
  A net increase in Federal funds sold and securities borrowed or purchased under agreements to resell of $1.9 billion, which included transfers from Level 2 to Level 3 of $1.1 billion.

  •
  A net decrease in trading securities of $14 billion that was mainly driven by:

  •
  A decrease of $12 billion in Other debt trading securities, due primarily to the impact of the consolidation of the credit card securitization trusts by the Company upon the adoption of SFAS 166/167 on January 1, 2010. Upon consolidation of the trusts, the Company's investments in the trusts and other inter-company balances are eliminated. At January 1, 2010, the Company's investment in these newly consolidated VIEs included certificates issued by these trusts of $11.1 billion that were classified as Level 3. The impact of the elimination of these certificates has been reflected as net settlements in the Level 3 roll-forward table above.

  •
  A decrease of $2.5 billion in subprime trading mortgage-backed securities, primarily due to liquidations and paydowns of $2.5 billion during the first quarter.

  •
  The increase in Investments of $1.1 billion included transfers to Level 3 of non-marketable equity securities of $2 billion, which related to preferred shares held by the Company in the MSSB joint venture.

  •
  The increase in Loans of $4.2 billion is due primarily to the Company's consolidation of certain VIEs upon the adoption of SFAS 166/167 on January 1, 2010, for which the fair value option was elected. These include private label mortgage securitization trust VIEs ($3.2 billion) and mutual fund deferred sales commission VIEs ($0.5 billion). The impact from the consolidation of these VIEs on Level 3 loans has been reflected as purchases in the roll-forward table above.

  •
  The decrease in Federal funds purchased and securities loaned or sold under agreements to repurchase of $1.1 billion is due to transfers to Level 2.

  •
  The increase in long-term debt of $3.2 billion is due primarily to the Company's consolidation of certain VIEs upon the adoption of SFAS 166/167 on January 1, 2010, for which the fair value option was elected. These include private label mortgage securitization trust VIEs ($3.1 billion), mutual fund deferred sales commission VIEs ($0.4 billion) and collateralized loan obligations ($0.5 billion). The impact of these newly consolidated VIEs on long-term debt classified as Level 3 is reflected as net issuances in the roll-forward table above. These increases were partially offset by paydowns/liquidations of long-term debt during the quarter, including credit-linked notes.

        The significant changes from December 31, 2008 to March 31, 2009 in Level 3 assets and liabilities are due to:

  •
  A net decrease in Trading securities and loans of $7.9 billion that was driven by:

  •
  Net realized and unrealized losses of $4.0 billion recorded in principal transactions, mainly comprised of write-downs on ABCP securities, and commercial and residential loans.

  •
  Net transfers of $3.0 billion to Level 2 inventory as a result of better vendor pricing coverage for corporate debt.

  •
  A decrease in Level 3 investments of $5.6 billion that primarily resulted from:

  •
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

  •
  Net settlements of investment securities of $1.7 billion mainly due to pay-downs during the quarter.

  •
  The decrease in Level 3 derivatives is related to greater availability of consensus data for investment grade CDX indices and improved price verification methodologies.

Transfers between Level 1 and Level 2 of the Fair Value Hierarchy

        The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the first quarter of 2010.

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

        The following table presents all loans held-for-sale that are carried at LOCOM as of March 31, 2010 and December 31, 2009 (in billions):

	Aggregate cost	Fair value	Level 2	Level 3
March 31, 2010	$1.8	$1.5	$1.2	$0.3

December 31, 2009	2.5	1.6	0.3	1.3

 17.    FAIR VALUE ELECTIONS

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

        The Company also has elected to adopt the fair value accounting provisions for certain assets and liabilities prospectively. Hybrid financial instruments, such as structured notes containing embedded derivatives that otherwise would require bifurcation, as well as certain interest-only instruments, may be accounted for at fair value if the Company makes an irrevocable election to do so on an instrument-by-instrument basis. The changes in fair value are recorded in current earnings. Additional discussion regarding the applicable areas in which fair value elections were made is presented in Note 16 to the Consolidated Financial Statements.

        All servicing rights must now be recognized initially at fair value. The Company has elected fair-value accounting for its mortgage and student loan classes of servicing rights. The impact of adopting this standard was not material. See Note 14 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of mortgage servicing rights.

        The following table presents, as of March 31, 2010 and December 31, 2009, the fair value of those positions selected for fair-value accounting, as well as the changes in fair value for the three months ended March 31, 2010 and 2009:

	Fair value at		Changes in fair value gains (losses) for three months ended March 31,
In millions of dollars	March 31, 2010	December 31, 2009	2010	2009(1)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell, securities borrowed(2)	$96,596	$87,837	$(13)	$(289)

Trading account assets
Selected letters of credit hedged by credit default swaps or participation notes	$22	$30	$(8)	$2
Certain credit products	13,994	14,338	388	1,139
Certain hybrid financial instruments	—	—	—	—
Retained interests from asset securitizations	769	2,357	(29)	507

Total trading account assets	$14,785	$16,725	$351	$1,648

Investments
Certain investments in private equity and real estate ventures	$237	$321	$1	$(28)
Other	273	253	25	(72)

Total investments	$510	$574	$26	$(100)

Loans
Certain credit products	$740	$945	$9	$(21)
Certain corporate loans(3)	1,266	—	(8)	—
Certain consumer loans(3)	2,911	34	249	(1)
Certain hybrid financial instruments	451	460	(15)	18

Total loans	$5,368	$1,439	$235	$(4)

Other assets
Mortgage servicing rights	$6,439	$6,530	$144	$130
Certain mortgage loans (HFS)	3,051	3,338	52	116
Certain equity method investments	562	598	13	(22)

Total other assets	$10,052	$10,466	$209	$224

Total	$127,311	$117,041	$808	$1,479

Liabilities
Interest-bearing deposits
Certain structured liabilities	$264	$167	$4	$—
Certain hybrid financial instruments	1,276	1,378	(22)	35

Total interest-bearing deposits	$1,540	$1,545	$(18)	$35

Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase, securities loaned(2)	$136,526	$104,030	$9	$27

Trading account liabilities
Selected letters of credit hedged by credit default swaps or participation notes	$—	$—	$—	$37
Certain hybrid financial instruments	5,191	5,325	(155)	528

Total trading account liabilities	$5,191	$5,325	$(155)	$565

Short-term borrowings
Certain non-collateralized short-term borrowings	$131	$140	$2	$34
Certain hybrid financial instruments	1,094	499	10	30
Certain structured liabilities	—	—	—	—
Certain non-structured liabilities	—	—	—	8

Total short-term borrowings	$1,225	$639	$12	$72

Long-term debt
Certain structured liabilities	$3,787	$3,666	$11	$229
Certain non-structured liabilities	11,610	8,008	(308)	44
Certain hybrid financial instruments	12,715	14,268	62	512

Total long-term debt	$28,112	$25,942	$(235)	$785

Total	$172,594	$137,481	$(387)	$1,484

(1)
Reclassified to conform to current period's presentation.

(2)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase.

(3)
Substantially all relates to mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of SFAS 166/167 on January 1, 2010.

Own Credit Valuation Adjustment

        The fair value of debt liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company's credit spreads. The estimated change in the fair value of these debt liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a $6 million loss and a gain of $180 million for the three months ended March 31, 2010 and 2009, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current observable credit spreads into the relevant valuation technique used to value each liability as described above.

The Fair Value Option for Financial Assets and Financial Liabilities

Selected portfolios of securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase, securities loaned and certain non-collateralized short-term borrowings

        The Company elected the fair value option retrospectively for our United States and United Kingdom portfolios of fixed-income securities purchased under agreements to resell and fixed-income securities sold under agreements to repurchase (and certain non-collateralized short-term borrowings). In addition, the fair value option has been selected for certain portfolios of fixed-income securities lending and borrowing transactions based in Japan. In each case, the election was made because the related interest-rate risk is managed on a portfolio basis, primarily with derivative instruments that are accounted for at fair value through earnings.

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

        The notional amount of these unfunded letters of credit was $1.8 billion as of March 31, 2010 and December 31, 2009. The amount funded was insignificant with no amounts 90 days or more past due or on a non-accrual status at March 31, 2010 and December 31, 2009.

        These items have been classified in Trading account assets or Trading account liabilities on the Consolidated Balance Sheet. Changes in fair value of these items are classified in Principal transactions in the Company's Consolidated Statement of Income.

Certain credit products

        Citigroup has elected the fair value option for certain originated and purchased loans, including certain unfunded loan products, such as guarantees and letters of credit, executed by Citigroup's trading businesses. None of these credit products is a highly leveraged financing commitment. Significant groups of transactions include loans and unfunded loan products that are expected to be either sold or securitized in the near term, or transactions where the economic risks are hedged with derivative instruments such as purchased credit default swaps or total return swaps where the Company pays the total return on the underlying loans to a third party. Citigroup has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications. Fair value was not elected for most lending transactions across the Company, including where management objectives would not be met.

        The following table provides information about certain credit products carried at fair value:

	March 31, 2010		December 31, 2009
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$13,994	$740	$14,338	$945
Aggregate unpaid principal balance in excess of fair value	384	(72)	390	(44)
Balance of non-accrual loans or loans more than 90 days past due	284	—	312	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	293	—	267	—

        In addition to the amounts reported above, $200 million of unfunded loan commitments related to certain credit products selected for fair value accounting was outstanding as of March 31, 2010 and December 31, 2009.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended March 31, 2010 and 2009 due to instrument-specific credit risk totaled to a gain of $26 million and a loss of $9 million, respectively.

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

        For hybrid financial instruments for which fair value accounting has been elected and that are classified as Long-term debt, the aggregate unpaid principal exceeded the aggregate fair value by $2.4 billion and $3.4 billion as of March 31, 2010 and December 31, 2009, respectively. The difference for those instruments classified as Loans is immaterial.

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

Certain investments in private equity and real estate ventures and certain equity method investments

        Citigroup invests in private equity and real estate ventures for the purpose of earning investment returns and for capital appreciation. The Company has elected the fair value option for certain of these ventures, because such investments are considered similar to many private equity or hedge fund activities in Citi's investment companies, which are reported at fair value. The fair value option brings consistency in the accounting and evaluation of certain of these investments. All investments (debt and equity) in such private equity and real estate entities are accounted for at fair value. These investments are classified as Investments on Citigroup's Consolidated Balance Sheet.

        Citigroup also holds various non-strategic investments in leveraged buyout funds and other hedge funds for which the Company elected fair value accounting to reduce operational and accounting complexity. Since the funds account for all of their underlying assets at fair value, the impact of applying the equity method to Citigroup's investment in these funds was equivalent to fair value accounting. Thus, this fair value election had no impact on opening Retained earnings. These investments are classified as Other assets on Citigroup's Consolidated Balance Sheet.

        Changes in the fair values of these investments are classified in Other revenue in the Company's Consolidated Statement of Income.

Certain mortgage loans (HFS)

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

        The following table provides information about certain mortgage loans held for sale carried at fair value:

In millions of dollars	March 31, 2010	December 31, 2009
Carrying amount reported on the Consolidated Balance Sheet	$3,051	$3,338
Aggregate fair value in excess of unpaid principal balance	71	55
Balance of non-accrual loans or loans more than 90 days past due	4	4
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	2	3

        The changes in fair values of these mortgage loans are reported in Other revenue in the Company's Consolidated Statement of Income. The changes in fair value during the three months ended March 31, 2010 and 2009 due to instrument-specific credit risk resulted in a $2 million loss and $5 million loss, respectively. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

Certain Consolidated VIEs

        The Company has elected the fair value option for all qualified assets and liabilities of certain VIEs that were consolidated upon the adoption of SFAS 166/167 on January 1, 2010, including certain private label mortgage securitizations, mutual fund deferred sales commissions and collateralized loan obligation VIEs. The Company elected the fair value option for these VIEs as the Company believes this method better reflects the economic risks, since substantially all of the Company's retained interests in these entities are carried at fair value.

        With respect to the consolidated mortgage VIEs, the Company determined the fair value for the mortgage loans and long-term debt utilizing internal valuation techniques. The fair value of the long-term debt measured using internal valuation techniques is verified, where possible, to prices obtained from independent vendors. Vendors compile prices from various sources and may apply matrix pricing for similar securities when no price is observable. Security pricing associated with long-term debt that is verified is classified as Level 2 and non-verified debt is classified as Level 3. The fair value of mortgage loans of each VIE is derived from the security pricing. When substantially all of the long-term debt of a VIE is valued using Level 2 inputs, the corresponding mortgage loans are classified as Level 2. Otherwise, the mortgage loans of a VIE are classified as Level 3.

        With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup's Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as interest revenue in the Company's Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The changes in fair value of these loans due to instrument-specific credit risk was a gain of $244 million for the three months ended March 31, 2010.

        The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup's Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company's Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $2.0 billion as of March 31, 2010.

        The following table provides information about corporate and consumer loans of consolidated VIEs carried at fair value:

	March 31, 2010
In millions of dollars	Corporate Loans	Consumer Loans
Carrying amount reported on the Consolidated Balance Sheet	$1,266	$2,880
Aggregate unpaid principal balance in excess of fair value	1,040	827
Balance of non-accrual loans or loans more than 90 days past due	321	320
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	419	260

Mortgage servicing rights

        The Company accounts for mortgage servicing rights (MSRs) at fair value. Fair value for MSRs is determined using an option-adjusted spread valuation approach. This approach consists of projecting servicing cash flows under multiple interest-rate scenarios and discounting these cash flows using risk-adjusted rates. The model assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The fair value of MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company hedges a significant portion of the values of its MSRs through the use of interest-rate derivative contracts, forward-purchase commitments of mortgage-backed securities, and purchased securities classified as trading. See Note14 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.

        These MSRs, which totaled $6.4 billion and $6.5 billion as of March 31, 2010 and December 31, 2009, respectively, are classified as Mortgage servicing rights on Citigroup's Consolidated Balance Sheet. Changes in fair value of MSRs are recorded in Commissions and fees in the Company's Consolidated Statement of Income.

Certain structured liabilities

        The Company has elected the fair value option for certain structured liabilities whose performance is linked to structured interest rates, inflation or currency risks ("structured liabilities"). The Company elected the fair value option, because these exposures are considered to be trading-

related positions and, therefore, are managed on a fair value basis. These positions will continue to be classified as debt, deposits or derivatives (Trading account liabilities) on the Company's Consolidated Balance Sheet according to their legal form.

        For those structured liabilities classified as Long-term debt for which the fair value option has been elected, the aggregate unpaid principal balance exceeded the aggregate fair value by $48 million and $125 million as of March 31, 2010 and December 31, 2009, respectively.

        The change in fair value for these structured liabilities is reported in Principal transactions in the Company's Consolidated Statement of Income.

        Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

Certain non-structured liabilities

        The Company has elected the fair value option for certain non-structured liabilities with fixed and floating interest rates ("non-structured liabilities"). The Company has elected the fair value option where the interest-rate risk of such liabilities is economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be accounted for at fair value through earnings. The election has been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Short-term borrowings and Long-term debt on the Company's Consolidated Balance Sheet.

        For non-structured liabilities excluding the debt issued by the consolidated VIEs, classified as Long-term debt for which the fair value option has been elected, the aggregate unpaid principal balance exceeded the aggregate fair value by $141 million as of March 31, 2010 and the aggregate fair value exceeded the unpaid principal by $93 million as of December 31, 2009, respectively. The change in fair value for these non-structured liabilities is reported in Principal transactions in the Company's Consolidated Statement of Income.

        Related interest expense continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

18.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	March 31, 2010		December 31, 2009
In billions of dollars	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments	$316.7	$318.0	$306.1	$307.6
Federal funds sold and securities borrowed or purchased under agreements to resell	234.3	234.3	222.0	222.0
Trading account assets	345.8	345.8	342.8	342.8
Loans(1)	670.4	658.3	552.5	542.8
Other financial assets(2)	284.8	284.8	290.9	290.9

	March 31, 2010		December 31, 2009
In billions of dollars	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Liabilities
Deposits	$827.9	$826.8	$835.9	$834.5
Federal funds purchased and securities loaned or sold under agreements to repurchase	207.9	207.9	154.3	154.3
Trading account liabilities	142.7	142.7	137.5	137.5
Long-term debt	439.3	438.5	364.0	354.8
Other financial liabilities(3)	196.1	196.1	175.8	175.8

(1)
The carrying value of loans is net of the Allowance for loan losses of $48.7 billion and $36.0 billion for March 31, 2010 and December 31, 2009, respectively. In addition, the carrying values exclude $2.7 billion and $2.9 billion of lease finance receivables at March 31, 2010 and December 31, 2009, respectively.

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

        The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup's loans, in aggregate, by $12.1 billion and $9.7 billion and March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, the carrying values, net of allowances, exceeded the estimated values by $10.1 billion and $2.0 billion for consumer loans and corporate loans, respectively.

        The estimated fair values of the Company's corporate unfunded lending commitments at March 31, 2010 and December 31, 2009 were liabilities of $6.6 billion and $5.0 billion, respectively. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

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

        The following tables present information about the Company's guarantees at March 31, 2010 and December 31, 2009:

	Maximum potential amount of future payments
In billions of dollars at March 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2010
Financial standby letters of credit	$37.3	$47.9	$85.2	$411.7
Performance guarantees	8.7	4.9	13.6	28.9
Derivative instruments considered to be guarantees	3.8	3.9	7.7	813.7
Loans sold with recourse	—	0.3	0.3	76.0
Securities lending indemnifications(1)	70.6	—	70.6	—
Credit card merchant processing(1)	54.9	—	54.9	—
Custody indemnifications and other	—	34.5	34.5	275.7

Total	$175.3	$91.5	$266.8	$1,606.0

(1)
The carrying values of guarantees of collections of contractual cash flows, securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.

	Maximum potential amount of future payments
In billions of dollars at December 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2009
Financial standby letters of credit	$41.4	$48.0	$89.4	$438.8
Performance guarantees	9.4	4.5	13.9	32.4
Derivative instruments considered to be guarantees	4.1	3.6	7.7	569.2
Loans sold with recourse	—	0.3	0.3	76.6
Securities lending indemnifications(1)	64.5	—	64.5	—
Credit card merchant processing(1)	59.7	—	59.7	—
Custody indemnifications and other	—	33.5	33.5	121.4

Total	$179.1	$89.9	$269.0	$1,238.4

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

        The Company's maximum potential contingent liability related to both bankcard and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At March 31, 2010 and

December 31, 2009, this maximum potential exposure was estimated to be $55 billion and $60 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased, and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At March 31, 2010 and December 31, 2009, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications

        Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients' assets.

Other

        Citigroup has an accrual related to certain of Visa USA's litigation matters. As of March 31, 2010 and December 31, 2009, the carrying value of the accrual was $276 million and $121 million, respectively, and the amount is included in Other liabilities on the Consolidated Balance Sheet.

Other guarantees and indemnifications

        The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At March 31, 2010 and December 31, 2009, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

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

        In addition, the Company is a member of or shareholder in hundreds of value-transfer networks (VTNs) (payment clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table and there are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2010 or December 31, 2009 for potential obligations that could arise from the Company's involvement with VTN associations.

        In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $3.7 billion and $3.3 billion at March 31, 2010 and December 31, 2009, respectively) is designed to cover the insurance company's statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time. If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citigroup must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009 related to this indemnification.

        At March 31, 2010 and December 31, 2009, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the table amounted to approximately $1.6 billion and $1.2 billion, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at March 31, 2010 and December 31, 2009, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1,157 million and $1,122 million relating to letters of credit and unfunded lending commitments, respectively.

Collateral

        Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $34 billion and $31 billion at March 31, 2010 and December 31, 2009, respectively. Securities and other marketable assets held as collateral amounted to $46 billion and $43 billion, respectively, the majority of which collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of the Company held as collateral amounted to $1.5 billion at March 31, 2010 and $1.4 billion at December 31, 2009. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

        Presented in the tables below are the maximum potential amounts of future payments classified based upon internal and external credit ratings as of March 31, 2010 and December 31, 2009. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars as of March 31, 2010	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$46.3	$13.8	$25.1	$85.2
Performance guarantees	6.7	3.8	3.1	13.6
Derivative instruments deemed to be guarantees	—	—	7.7	7.7
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	70.6	70.6
Credit card merchant processing	—	—	54.9	54.9
Custody indemnifications and other	28.7	5.8	—	34.5

Total	$81.7	$23.4	$161.7	$266.8

	Maximum potential amount of future payments
In billions of dollars as of December 31, 2009	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$49.2	$13.5	$26.7	$89.4
Performance guarantees	6.5	3.7	3.7	13.9
Derivative instruments deemed to be guarantees	—	—	7.7	7.7
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	64.5	64.5
Credit card merchant processing	—	—	59.7	59.7
Custody indemnifications and other	27.7	5.8	—	33.5

Total	$83.4	$23.0	$162.6	$269.0

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of March 31, 2010 and December 31, 2009:

In millions of dollars	U.S.	Outside of U.S.	March 31, 2010	December 31, 2009
Commercial and similar letters of credit	$1,457	$6,493	$7,950	$7,211
One- to four-family residential mortgages	722	279	1,001	1,070
Revolving open-end loans secured by one- to four-family residential properties	20,023	3,011	23,034	23,916
Commercial real estate, construction and land development	1,651	536	2,187	1,704
Credit card lines	611,141	129,826	740,967	785,495
Commercial and other consumer loan commitments	118,061	86,243	204,304	257,342

Total	$753,055	$226,388	$979,443	$1,076,738

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

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $82 billion and $126 billion with an original maturity of less than one year at March 31, 2010 and December 31, 2009, respectively.

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

 20.    CONTINGENCIES

        In accordance with ASC 450 (formerly SFAS 5), Citigroup establishes accruals for litigation and regulatory matters when those matters present loss contingencies that both are probable and can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate, the investigations or proceedings are in the early stages, or the matters involve novel legal theories or a large number of parties, Citigroup cannot state with certainty the timing or ultimate resolution of litigations and regulatory matters, and the actual costs of resolving litigations and regulatory matters may be substantially higher or lower than the amounts accrued for those matters.

        Subject to the foregoing, it is the opinion of Citigroup's management, based on current knowledge and after taking into account available insurance coverage and its current accruals, that the eventual outcome of such matters would not be likely to have a material adverse effect on the consolidated financial condition of Citi. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on Citi's consolidated results of operations or cash flows in particular quarterly or annual periods.

21.    CITIBANK, N.A. STOCKHOLDER'S EQUITY

Statement of Changes in Stockholder's Equity

	Citibank, N.A. and Subsidiaries
	Three Months Ended March 31,
In millions of dollars, except shares	2010	2009
Common stock ($20 par value)
Balance, beginning of period—shares: 37,534,553 in 2010 and 2009	$751	$751

Balance, end of period	$751	$751

Surplus
Balance, beginning of period	$107,923	$74,767
Capital contribution from parent company	346	27,451
Employee benefit plans	132	1

Balance, end of period	$108,401	$102,219

Retained earnings
Balance, beginning of period	$19,457	$21,735
Adjustment to opening balance, net of taxes(1)(2)	(411)	402

Adjusted balance, beginning of period	$19,046	$22,137
Net income	2,472	1,470
Dividends(3)	9	—
Other(4)	—	117

Balance, end of period	$21,527	$23,724

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(11,532)	$(15,895)
Adjustment to opening balance, net of taxes(1)	—	(402)

Adjusted balance, beginning of period	$(11,532)	$(16,297)
Net change in unrealized gains (losses) on investment securities available-for-sale, net of taxes	1,014	(125)
Net change in foreign currency translation adjustment, net of taxes	(786)	(2,106)
Net change in cash flow hedges, net of taxes	133	1,131
Pension liability adjustment, net of taxes	(17)	24

Net change in accumulated other comprehensive income (loss)	$344	$(1,076)

Balance, end of period	$(11,188)	$(17,373)

Total Citibank stockholder's equity	$119,491	$109,321

Noncontrolling interest
Balance, beginning of period	$1,294	$1,082
Initial origination of a noncontrolling interest	(39)	—
Transactions between noncontrolling interest and the related consolidating subsidiary	(1)	(130)
Net income attributable to noncontrolling interest shareholders	22	8
Dividends paid to noncontrolling interest shareholders	(1)	(6)
Accumulated other comprehensive income—Net change in unrealized gains and losses on investment securities, net of tax	12	(3)
Accumulated other comprehensive income—Net change in FX translation adjustment, net of tax	(5)	(86)
All other	(12)	(5)

Net change in noncontrolling interest	(24)	(222)

Balance, end of period	$1,270	$860

Total equity	$120,761	$110,181

Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interest	$2,494	$1,478
Net change in accumulated other comprehensive income (loss)	351	(1,165)

Total comprehensive income (loss)	$2,845	$313
Comprehensive income attributable to the noncontrolling interest	29	(81)

Comprehensive income attributable to Citibank	$2,816	$394

(1)
The adjustment to the opening balances for Retained earnings and Accumulated other comprehensive income (loss) in 2009 represents the cumulative effect of initially adopting ASC 320-10-35-34 (FSP FAS 115-2 and FAS 124-2).

(2)
The adjustment to the opening balance for Retained earnings in 2010 represents the cumulative effect of initially adopting ASC 810, Consolidation (formerly FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities). See Note 1 to the Consolidated Financial Statements.

(3)
The 2010 period includes common dividends related to forfeitures of previously issued but unvested employee stock awards.

(4)
Represents the accounting for the transfers of assets and liabilities between Citibank, N.A. and other affiliates under the common control of Citigroup.

 22.    SUBSEQUENT EVENTS

LQIF Acquisition

        In May 2010, Citigroup received regulatory approval and finalized its exercise of two call options increasing Citi's stake from 32.96% to 50% in LQIF, a wholly owned subsidiary of Quiñenco that controls Banco de Chile, and is accounted for under the equity method of accounting. The exercise price of the two options are approximately $510 million and $519 million, respectively, which were paid to Quiñenco. As a result of the transaction, Citi obtained a 30.9% voting interest and 20.4% economic interest in Banco de Chile and the right to appoint additional directors on both the LQIF and Banco de Chile boards, bringing the totals up to 3 (of 7) and 5 (of 11), respectively.

        The Company has evaluated subsequent events through May 7, 2010, which is the date its Consolidated Financial Statements were issued.

23.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS SCHEDULES

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

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$2,313	$—	$—	$—	$—	$—	$(2,313)	$—
Interest revenue	75	1,490	—	1,399	1,606	17,681	(1,399)	20,852
Interest revenue—intercompany	508	565	824	20	96	(1,993)	(20)	—
Interest expense	2,188	522	799	24	94	2,688	(24)	6,291
Interest expense—intercompany	(199)	666	(282)	517	308	(493)	(517)	—

Net interest revenue	$(1,406)	$867	$307	$878	$1,300	$13,493	(878)	$14,561

Commissions and fees	$—	$1,287	$—	$11	$33	$2,440	$(11)	$3,760
Commissions and fees—intercompany	—	58	—	40	44	(102)	(40)	—
Principal transactions	(117)	3,821	289	—	(2)	60	—	4,051
Principal transactions—intercompany	(4)	(1,668)	(273)	—	(18)	1,963	—	—
Other income	1,019	352	(200)	104	141	1,737	(104)	3,049
Other income—intercompany	(825)	30	218	—	9	568	—	—

Total non-interest revenues	$73	$3,880	$34	$155	$207	$6,666	$(155)	$10,860

Total revenues, net of interest expense	$980	$4,747	$341	$1,033	$1,507	$20,159	$(3,346)	$25,421

Provisions for credit losses and for benefits and claims	$—	$4	$—	$685	$750	$7,864	$(685)	$8,618

Expenses
Compensation and benefits	$102	$1,496	$—	$126	$180	$4,384	$(126)	$6,162
Compensation and benefits—intercompany	2	54	—	34	34	(90)	(34)	—
Other expense	140	494	—	112	152	4,570	(112)	5,356
Other expense—intercompany	64	241	2	179	187	(494)	(179)	—

Total operating expenses	$308	$2,285	$2	$451	$553	$8,370	$(451)	$11,518

Income (loss) before taxes and equity in undistributed income of subsidiaries	$672	$2,458	$339	$(103)	$204	$3,925	$(2,210)	$5,285
Income taxes (benefits)	(1,070)	820	119	(42)	67	1,100	42	1,036
Equities in undistributed income of subsidiaries	2,686	—	—	—	—	—	(2,686)	—

Income (loss) from continuing operations	$4,428	$1,638	$220	$(61)	$137	$2,825	$(4,938)	$4,249
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	211	—	211

Net income (loss) before attrition of noncontrolling interest	$4,428	$1,638	$220	$(61)	$137	$3,036	$(4,938)	$4,460

Net income (loss) attributable to noncontrolling interests	—	14	—	—	—	18	—	32

Citigroup's net income (loss)	$4,428	$1,624	$220	$(61)	$137	$3,018	$(4,938)	$4,428

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$19	$—	$—	$—	$—	$—	$(19)	$—
Interest revenue	120	2,269	—	1,633	1,864	16,330	(1,633)	20,583
Interest revenue—intercompany	802	708	1,060	10	116	(2,686)	(10)	—
Interest expense	2,224	691	516	25	102	4,124	(25)	7,657
Interest expense—intercompany	(236)	1,099	179	576	470	(1,512)	(576)	—

Net interest revenue	$(1,066)	$1,187	$365	$1,042	$1,408	$11,032	$(1,042)	$12,926

Commissions and fees	$—	$1,653	$—	$11	$30	$2,485	$(11)	$4,168
Commissions and fees—intercompany	—	33	—	19	21	(54)	(19)	—
Principal transactions	(357)	(1,704)	986	—	(2)	4,747	—	3,670
Principal transactions—intercompany	143	3,138	(673)	—	(10)	(2,598)	—	—
Other income	3,522	702	(40)	102	148	(575)	(102)	3,757
Other income—intercompany	(2,369)	18	30	—	24	2,297	—	—

Total non-interest revenues	$939	$3,840	$303	$132	$211	$6,302	$(132)	$11,595

Total revenues, net of interest expense	$(108)	$5,027	$668	$1,174	$1,619	$17,334	$(1,193)	$24,521

Provisions for credit losses and for benefits and claims	$—	$24	$—	$956	$1,051	$9,232	$(956)	$10,307

Expenses
Compensation and benefits	$(50)	$1,857	$—	$120	$148	$4,280	$(120)	$6,235
Compensation and benefits— intercompany	2	193	—	—	37	(232)	—	—
Other expense	228	659	1	109	147	4,415	(109)	5,450
Other expense—intercompany	109	6	3	166	153	(271)	(166)	—

Total operating expenses	$289	$2,715	$4	$395	$485	$8,192	$(395)	$11,685

Income (Loss) before taxes and equity in undistributed income of subsidiaries	$(397)	$2,288	$664	$(177)	$83	$(90)	$158	$2,529
Income taxes (benefits)	651	692	232	(59)	32	(772)	59	835
Equities in undistributed income of subsidiaries	2,641	—	—	—	—	—	(2,641)	—

Income (Loss) from continuing operations	$1,593	$1,596	$432	$(118)	$51	$682	$(2,542)	$1,694
Income from discontinued operations, net of taxes	—	—	—	—	—	(117)	—	(117)

Net income (Loss) before attribution of Noncontrolling Interests	$1,593	$1,596	$432	$(118)	$51	$565	$(2,542)	$1,577

Net Income (Loss) attributable to Noncontrolling Interests	—	(1)	—	—	—	(15)	—	(16)

Citigroup's Net Income (Loss)	$1,593	$1,597	$432	$(118)	$51	$580	$(2,542)	$1,593

Condensed Consolidating Balance Sheet

	March 31, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$2,612	$—	$108	$237	$22,829	$(108)	$25,678
Cash and due from banks—intercompany	5	3,102	1	143	164	(3,272)	(143)	—
Federal funds sold and resale agreements	—	207,752	—	—	—	26,596	—	234,348
Federal funds sold and resale agreements—intercompany	—	18,951	—	—	—	(18,951)	—	—
Trading account assets	23	162,737	—	—	18	183,005	—	345,783
Trading account assets—intercompany	116	7,953	1,131	—	—	(9,200)	—	—
Investments	11,361	2,237	—	2,443	2,587	300,548	(2,443)	316,733
Loans, net of unearned income	—	970	—	40,688	46,540	674,294	(40,688)	721,804
Loans, net of unearned income—intercompany	—	—	119,370	3,337	7,127	(126,497)	(3,337)	—
Allowance for loan losses	—	(48)	—	(3,683)	(4,045)	(44,653)	3,683	(48,746)

Total loans, net	$—	$922	$119,370	$40,342	$49,622	$503,144	$(40,342)	$673,058
Advances to subsidiaries	124,196	—	—	—	—	(124,196)	—	—
Investments in subsidiaries	214,362	—	—	—	—	—	(214,362)	—
Other assets	17,695	65,188	805	6,501	7,411	315,514	(6,501)	406,613
Other assets—intercompany	10,468	31,017	3,324	18	1,539	(46,348)	(18)	—

Total assets	$378,226	$502,471	$124,631	$49,555	$61,578	$1,149,669	$(263,917)	$2,002,213

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$827,914	$—	$827,914
Federal funds purchased and securities loaned or sold	—	170,497	—	—	—	37,414	—	207,911
Federal funds purchased and securities loaned or sold—intercompany	185	5,838	—	—	—	(6,023)	—	—
Trading account liabilities	—	92,342	79	—	—	50,327	—	142,748
Trading account liabilities—intercompany	116	5,800	1,587	—	—	(7,503)	—	—
Short-term borrowings	1,168	4,166	11,670	—	456	79,234	—	96,694
Short-term borrowings—intercompany	—	62,983	50,815	4,618	33,363	(147,161)	(4,618)	—
Long-term debt	192,325	12,795	55,100	2,636	6,696	172,358	(2,636)	439,274
Long-term debt—intercompany	387	57,228	1,026	34,787	12,945	(71,586)	(34,787)	—
Advances from subsidiaries	20,969	—	—	—	—	(20,969)	—	—
Other liabilities	6,657	61,578	474	1,827	1,958	63,226	(1,827)	133,893
Other liabilities—intercompany	4,998	9,060	119	810	406	(14,583)	(810)	—

Total liabilities	$226,805	$482,287	$120,870	$44,678	$55,824	$962,648	$(44,678)	$1,848,434

Citigroup stockholders' equity	151,421	19,736	3,761	4,877	5,754	185,111	(219,239)	151,421
Noncontrolling interest	—	448	—	—	—	1,910	—	2,358

Total equity	$151,421	$20,184	$3,761	$4,877	$5,754	$187,021	$(219,239)	$153,779

Total liabilities and equity	$378,226	$502,471	$124,631	$49,555	$61,578	$1,149,669	$(263,917)	$2,002,213

Condensed Consolidating Balance Sheet

	December 31, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$1,801	$—	$198	$297	$23,374	$(198)	$25,472
Cash and due from banks—intercompany	5	3,146	1	145	168	(3,320)	(145)	—
Federal funds sold and resale agreements	—	199,760	—	—	—	22,262	—	222,022
Federal funds sold and resale agreements—intercompany	—	20,626	—	—	—	(20,626)	—	—
Trading account assets	26	140,777	71	—	17	201,882	—	342,773
Trading account assets—intercompany	196	6,812	788	—	—	(7,796)	—	—
Investments	13,318	237	—	2,293	2,506	290,058	(2,293)	306,119
Loans, net of unearned income	—	248	—	42,739	48,821	542,435	(42,739)	591,504
Loans, net of unearned income—intercompany	—	—	129,317	3,387	7,261	(136,578)	(3,387)	—
Allowance for loan losses	—	(83)	—	(3,680)	(4,056)	(31,894)	3,680	(36,033)

Total loans, net	$—	$165	$129,317	$42,446	$52,026	$373,963	$(42,446)	$555,471
Advances to subsidiaries	144,497	—	—	—	—	(144,497)	—	—
Investments in subsidiaries	210,895	—	—	—	—	—	(210,895)	—
Other assets	14,196	69,907	1,186	6,440	7,317	312,183	(6,440)	404,789
Other assets—intercompany	10,412	38,047	3,168	47	1,383	(53,010)	(47)	—

Total assets	$393,545	$481,278	$134,531	$51,569	$63,714	$994,473	$(262,464)	$1,856,646

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$835,903	$—	$835,903
Federal funds purchased and securities loaned or sold	—	124,522	—	—	—	29,759	—	154,281
Federal funds purchased and securities loaned or sold—intercompany	185	18,721	—	—	—	(18,906)	—	—
Trading account liabilities	—	82,905	115	—	—	54,492	—	137,512
Trading account liabilities—intercompany	198	7,495	1,082	—	—	(8,775)	—	—
Short-term borrowings	1,177	4,593	10,136	—	379	52,594	—	68,879
Short-term borrowings—intercompany	—	69,306	62,336	3,304	33,818	(165,460)	(3,304)	—
Long-term debt	197,804	13,422	55,499	2,893	7,542	89,752	(2,893)	364,019
Long-term debt—intercompany	367	62,050	1,039	37,600	14,278	(77,734)	(37,600)	—
Advances from subsidiaries	30,275	—	—	—	—	(30,275)	—	—
Other liabilities	5,985	70,477	585	1,772	1,742	62,290	(1,772)	141,079
Other liabilities—intercompany	4,854	7,911	198	1,080	386	(13,349)	(1,080)	—

Total liabilities	$240,845	$461,402	$130,990	$46,649	$58,145	$810,291	$(46,649)	$1,701,673

Citigroup stockholders' equity	152,700	19,448	3,541	4,920	5,569	182,337	(215,815)	152,700
Noncontrolling interest	—	428	—	—	—	1,845	—	2,273

Total equity	$152,700	$19,876	$3,541	$4,920	$5,569	$184,182	$(215,815)	$154,973

Total liabilities and equity	$393,545	$481,278	$134,531	$51,569	$63,714	$994,473	$(262,464)	$1,856,646

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash (used in) provided by operating activities	$(4,305)	$12,468	$394	$658	$1,033	$25,828	$(658)	$35,418

Cash flows from investing activities
Change in loans	$—	$6	$10,024	$1,038	$1,178	$14,328	$(1,038)	$25,536
Proceeds from sales and securitizations of loans	—	1	—	—	—	1,251	—	1,252
Purchases of investments	(1,176)	—	—	(220)	(226)	(94,102)	220	(95,504)
Proceeds from sales of investments	155	—	—	68	142	32,665	(68)	32,962
Proceeds from maturities of investments	3,091	—	—	70	75	42,738	(70)	45,904
Changes in investments and advances—intercompany	12,690	—	—	50	134	(12,824)	(50)	—
Business acquisitions	—	—	—	—	—	—	—	—
Other investing activities	—	1,549	—	—	—	2,699	—	4,248

Net cash provided by (used in) investing activities	$14,760	$1,556	$10,024	$1,006	$1,303	$(13,245)	$(1,006)	$14,398

Cash flows from financing activities
Dividends paid	$—	$—	$—	$—	$—	$—	$—	$—
Dividends paid—intercompany	—	(1,328)	—	—	—	1,328	—	—
Issuance of common stock	1	—	—	—	—	(1)	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—
Treasury stock acquired	(1)	—	—	—	—	—	—	(1)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	(2,713)	(384)	(432)	(257)	(846)	(4,976)	257	(9,351)
Proceeds/(Repayments) from issuance of long-term debt—intercompany, net	—	(4,795)	—	(2,813)	(1,333)	6,128	2,813	—
Change in deposits	—	—	—	—	—	(7,989)	—	(7,989)
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	11	(427)	1,706	1,314	235	(35,410)	(1,314)	(33,885)
Net change in short-term borrowings and other advances—intercompany	(9,501)	(6,323)	(11,692)	—	(455)	27,971	—	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	1,748	—	—	—	—	1	—	1,749

Net cash used in financing activities	$(10,455)	$(13,257)	$(10,418)	$(1,756)	$(2,399)	$(12,948)	$1,756	$(49,477)

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$(185)	$—	$(185)

Net cash used in discontinued operations	$—	$—	$—	$—	$—	$52	$—	$52

Net increase (decrease) in cash and due from banks	$—	$767	$—	$(92)	$(63)	$(498)	$92	$206
Cash and due from banks at beginning of period	5	4,947	1	343	464	20,055	(343)	25,472

Cash and due from banks at end of period	$5	$5,714	$1	$251	$401	$19,557	$(251)	$25,678

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$75	$55	$17	$10	$(18)	$1,677	$(14)	$1,802
Interest	2,262	1,366	419	826	386	1,278	(826)	5,711
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$378	$393	$276	$(378)	$669

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities	$(7,277)	$15,551	$1,623	$981	$826	$(19,104)	$(981)	$(8,381)

Cash flows from investing activities
Change in loans	$—	$—	$(2,468)	$817	$1,053	$(30,584)	$(817)	$(31,999)
Proceeds from sales and securitizations of loans	—	97	—	—	—	60,232	—	60,329
Purchases of investments	(9,590)	(13)	—	(195)	(211)	(48,322)	195	(58,136)
Proceeds from sales of investments	6,892	—	—	34	42	20,840	(34)	27,774
Proceeds from maturities of investments	17,159	—	—	122	165	15,604	(122)	32,928
Changes in investments and advances—intercompany	(2,727)	—	—	(1,719)	1,858	869	1,719	—
Business acquisitions	—	—	—	—	—	—	—	—
Other investing activities	—	3,312	—	—	—	8,266	—	11,578

Net cash (used in) provided by investing activities	$11,734	$3,396	$(2,468)	$(941)	$2,907	$26,905	$941	$42,474

Cash flows from financing activities
Dividends paid	$(1,074)	$—	$—	$—	$—	$—	$—	$(1,074)
Dividends paid—intercompany	(56)	—	—	—	—	56	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—
Treasury stock acquired	(1)	—	—	—	—	—	—	(1)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	1,791	(1,428)	4,047	(90)	(642)	(12,425)	90	(8,657)
Proceeds/(Repayments) from issuance of long-term debt—intercompany, net	—	(18,200)	—	(960)	(1)	18,201	960	—
Change in deposits	—	—	—	—	—	(11,489)	—	(11,489)
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	—	(2,656)	(126)	—	51	(7,571)	—	(10,302)
Net change in short-term borrowings and other advances—intercompany	(5,028)	2,943	(3,076)	994	(3,195)	8,356	(994)	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	(88)	—	—	—	—	—	—	(88)

Net cash provided by (used in) financing activities	$(4,456)	$(19,341)	$845	$(56)	$(3,787)	$(4,872)	$56	$(31,611)

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$(756)	$—	$(756)

Net cash used in discontinued operations	$—	$—	$—	$—	$—	$84	$—	$84

Net increase (decrease) in cash and due from banks	$1	$(394)	$—	$(16)	$(54)	$2,257	$16	$1,810
Cash and due from banks at beginning of period	13	4,557	1	290	396	24,286	(290)	29,253

Cash and due from banks at end of period	$14	$4,163	$1	$274	$342	$26,543	$(274)	$31,063

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(27)	$—	$148	$53	$94	$896	$(53)	$1,111
Interest	2,237	3,314	813	763	185	1,813	(763)	8,362
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$367	$380	$263	$(367)	$643

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Credit-Crisis-Related Litigation and Other Matters

        Citigroup and its affiliates continue to defend lawsuits and arbitrations asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Certain of these actions have been resolved, through either settlements or court proceedings.

        In addition, Citigroup continues to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission and other government agencies in connection with various formal and informal inquiries concerning Citigroup's subprime mortgage-related conduct and business activities. Citigroup is involved in discussions with certain of its regulators to resolve certain of these matters.

        In accordance with ASC 450 (formerly SFAS 5), Citigroup establishes accruals for all litigation and regulatory matters, including matters related to the credit crisis, when those matters present loss contingencies that both are probable and can reasonably be estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The actual costs of resolving those matters may be substantially higher or lower than the amounts accrued for those matters.

Lehman Structured Notes Matters

        In Spain, Citigroup has made a settlement offer to all eligible purchasers of notes distributed by Citigroup. A significant majority of the eligible purchasers have accepted this offer.

Bruno's Litigation

        On March 24, 2010, pursuant to the settlement agreement between plaintiffs and the Citigroup subsidiaries and affiliates ("Citigroup Defendants"), the Alabama state court entered an Order of Final Judgment and Dismissal and bar order, dismissing the Citigroup Defendants from the Bruno's Actions with prejudice.

        Payments required in settlement agreements described above have been made or are covered by existing accruals. Additional lawsuits containing claims similar to those described above may be filed in the future.

Item 1A.    Risk Factors

        For a discussion of the risk factors affecting Citigroup, see "Risk Factors" in Part I, Item 1A of Citi's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

        None.

Share Repurchases

        Under its long-standing repurchase program, Citigroup may buy back common shares in the market or otherwise from time to time. This program is used for many purposes, including offsetting dilution from stock-based compensation programs.

        The following table summarizes Citigroup's share repurchases during 2010:

In millions, except per share amounts	Total shares purchased(1)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
January 2010
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	10.8	3.50	N/A
February 2010
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	—	—	N/A
March 2010
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	1.7	3.97	N/A

First quarter 2010
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	12.5	3.57	N/A

Total first quarter 2010	12.5	$3.57	$6,739

(1)
Open market repurchases would be transacted under an existing authorized share repurchase plan. Since 2000, the Board of Directors has authorized the repurchase of shares in the aggregate amount of $40 billion under Citi's existing share repurchase plan.

(2)
Consists of shares added to treasury stock related to activity on employee stock option program exercises, where the employee delivers existing shares to cover the option exercise, or under Citi's employee restricted or deferred stock program, where shares are withheld to satisfy tax requirements.

N/A Not applicable

        Generally, for so long as the U.S. government holds any Citigroup common stock or trust preferred securities, Citigroup has agreed not to acquire, repurchase or redeem any Citigroup equity or trust preferred securities, other than pursuant to administrating its employee benefit plans or other customary exceptions, or with the consent of the U.S. government.

Item 6.    Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of May, 2010.

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
2.03
Share Purchase Agreement, dated July 11, 2008, by and between Citigroup Global Markets Finance Corporation & Co. Beschrankt Haftende KG, CM Akquisitions GmbH, and Banque Federative du Credit Mutuel S.A., incorporated by reference to Exhibit 2.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 (File No. 1-9924).
3.01
Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 1-9924).
3.02		By-Laws of the Company, as amended, effective December 15, 2009, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 16, 2009 (File No. 1-9924).
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
10.01
Equity Distribution Agreement, dated April 26, 2010, among the Company, the UST and Morgan Stanley & Co. Incorporated, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 26, 2010 (File No. 1-9924).
10.02
Citigroup 2009 Stock Incentive Plan (as amended and restated effective April 20, 2010), incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed April 22, 2010 (No. 333-166242).
10.03	+	Letter Agreement, dated April 5, 2010, between the Company and Dr. Robert L. Joss.
10.04	+	Contract of Employment, dated March 23, 2010, between the Company and Alberto Verme.
10.05	+	Employment Letter, dated March 22, 2010, between the Company and Alberto Verme.
10.06	+	Citigroup Inc. Deferred Cash Award Plan (as Amended and Restated Effective as of January 1, 2010).
10.07	+	Individual Employment Contract, dated November 8, 1971, between Banco Nacional de Mexico, S.A. and Manuel Medina-Mora (English translation).
12.01	+	Calculation of Ratio of Income to Fixed Charges.

12.02	+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01	+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.01	+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended March 31, 2010, filed on May 7, 2010, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith