Form 10-Q
period 2010-06-30
CITIGROUP INC
filed 2010-08-06
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Common stock outstanding as of July 31, 2010: 28,973,528,780

Available on the web at www.citigroup.com

CITIGROUP INC.

SECOND QUARTER 2010—FORM 10-Q

OVERVIEW

Introduction

        Citigroup's history dates back to the founding of Citibank in 1812. Citigroup's original corporate predecessor was incorporated in 1988 under the laws of the State of Delaware. Following a series of transactions over a number of years, Citigroup Inc. was formed in 1998 upon the merger of Citicorp and Travelers Group Inc.

        Citigroup is a global diversified financial services holding company whose businesses provide consumers, corporations, governments and institutions with a broad range of financial products and services. Citi has approximately 200 million customer accounts and does business in more than 160 countries and jurisidictions.

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

        This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup's Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Annual Report on Form 10-K), Citigroup's updated 2009 historical financial statements and notes filed on Form 8-K with the Securities and Exchange Commission (SEC) on June 25, 2010 and Citigroup's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. Additional information about Citigroup is available on the company's Web site at www.citigroup.com. Citigroup's recent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as its other filings with the SEC are available free of charge through the company's Web site by clicking on the "Investors" page and selecting "All SEC Filings." The SEC's Web site also contains periodic and current reports, proxy and information statements, and other information regarding Citi, at www.sec.gov.

        Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation.

        Within this Form 10-Q, please refer to the tables of contents on pages 2 and 126 for page references to Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, respectively.

Impact of Adoption of SFAS 166/167

        Effective January 1, 2010, Citigroup adopted Accounting Standards Codification (ASC) 860, Transfers and Servicing, formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166), and ASC 810, Consolidations, formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). Among other requirements, the adoption of these standards includes the requirement that Citi consolidate certain of its credit card securitization trusts and eliminate sale accounting for transfers of credit card receivables to those trusts. As a result, reported and managed-basis presentations are comparable for periods beginning January 1, 2010. For comparison purposes, prior period revenues, net credit losses, provisions for credit losses and for benefits and claims and loans are presented on a managed basis in this Form 10-Q. Managed presentations were applicable only to Citi's North American branded and retail partner credit card operations in North America Regional Consumer Banking and Citi Holdings—Local Consumer Lending and any aggregations in which they are included. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary," "Capital Resources and Liquidity" and Note 1 to the Consolidated Financial Statements for an additional discussion of the adoption of SFAS 166/167 and its impact on Citigroup.

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

(1)
Asia includes Japan, Latin America includes Mexico, and North America comprises the U.S., Canada and Puerto Rico.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2010 EXECUTIVE SUMMARY

Overview of Results

        During the second quarter of 2010, Citigroup continued its focus on (i) building and maintaining its financial strength, including maintaining its capital, liquidity and continued expense discipline, (ii) winding down Citi Holdings as quickly as practicable in an economically rational manner, and (iii) its core assets and businesses in Citicorp.

        For the quarter, Citigroup reported net income of $2.7 billion, or $0.09 per diluted share. Second quarter 2010 results were down from the prior-year level of $4.3 billion, primarily due to the second quarter 2009 $6.7 billion after-tax ($11.1 billion pre-tax) gain on the sale of Smith Barney (SB) to the Morgan Stanley Smith Barney joint venture (MSSB JV). In addition, second quarter 2010 results reflected a difficult capital markets environment in Securities and Banking and the impact of the U.K. bonus tax of approximately $400 million, partially offset by a stabilizing to improving credit environment and growth in Asia and Latin America Regional Consumer Banking and Transaction Services. Citicorp's net income was $3.8 billion; Citi Holdings had a net loss of $1.2 billion.

        Revenues of $22.1 billion decreased 33% from comparable year-ago levels primarily due to the 2009 gain on sale of SB. Brokerage and Asset Management, which reflected the absence of SB revenues in the current quarter (approximately $0.9 billion in the second quarter of 2009), Local Consumer Lending and Securities and Banking also contributed to the decline in comparable revenues. Other core businesses showed continued strength, including Regional Consumer Banking and Transaction Services with $8.0 billion and $2.5 billion in revenue, respectively.

        Securities and Banking, which faced a challenging market environment during the second quarter of 2010, had revenues of $6.0 billion, a $0.7 billion decrease from the prior-year period. Lower fixed income and equity markets revenues reflected increasing investor uncertainty and volatility during the quarter, which reduced market-making opportunities. Fixed income markets revenues were $3.7 billion compared to $5.6 billion in the second quarter of 2009. Equity markets revenues were $652 million, compared to $1.1 billion in the prior-year quarter. Investment banking revenues declined 42% to $674 million, reflecting lower client market activities. Lending revenues were $522 million in the second quarter of 2010, compared with losses of $1.1 billion in the second quarter of 2009, primarily due to gains on credit default swap hedges, compared to losses in the prior-year quarter.

        Regional Consumer Banking revenues were up $187 million from the prior-year quarter to $8.0 billion on a comparable basis, driven by growth in Asia and Latin America.

        Transaction Services revenues were up from year-ago levels by 1%, to $2.5 billion, also driven by Asia and Latin America.

        Local Consumer Lending revenues of $4.2 billion in the second quarter of 2010 were down 15% on a comparable basis from a year ago, driven by the addition of $347 million of mortgage repurchase reserves related to North America residential real estate, lower volumes, and the deconsolidation of Primerica, Inc. (Primerica) from Citigroup, which completed its initial public offering and other equity transactions during the quarter.

        Revenues in the Special Asset Pool increased to $572 million in the second quarter of 2010, from negative $376 million in the prior year, largely driven by positive net revenue marks of $1.0 billion in the second quarter of 2010 versus $470 million in the same quarter of 2009. The growth in revenues was also driven by the absence of losses related to hedges of various asset positions recorded in the prior-year period.

        Net interest revenue increased 9% from the second quarter of 2009, primarily driven by the impact from the adoption of SFAS 166/167. Sequentially, Citi's net interest margin of 3.15% decreased by 17 basis points from the first quarter of 2010 due to the continued de-risking of loan portfolios, the expansion of loss mitigation efforts and the Primerica divestiture.

        Non-interest revenue decreased 53% from a year ago, primarily reflecting the gain on sale of SB in 2009.

        Operating expenses decreased 1% from the year-ago quarter and were up 3% from the first quarter of 2010. The decline in expenses from the year-ago quarter reflected the decrease in Citi Holdings expenses, primarily related to the absence of SB (approximately $900 million in the second quarter of 2009), which more than offset the increase in Citicorp expenses resulting from continued investments in the Citicorp businesses and the U.K. bonus tax in the current quarter. The increase in expenses from the first quarter of 2010 primarily related to the U.K. bonus tax, as ongoing investments in Citicorp businesses were partially offset by a continued decline in Citi Holdings expenses. Citi's full-time employees were 259,000 at June 30, 2010, down 20,000 from June 30, 2009 and down 4,000 from March 31, 2010.

        Net credit losses of $8.0 billion in the second quarter of 2010 were down 31% from year-ago levels on a comparable basis, and down 5% from the first quarter of 2010. Second quarter of 2010 net credit losses reflected improvement for the fourth consecutive quarter. Consumer net credit losses of $7.5 billion were down 23% on a comparable basis from last year and down 7% from the prior quarter. Corporate net credit losses of $472 million were down 73% from last year and up 30% from the prior quarter. The sequential increase in corporate net credit losses was principally due to the charge off of loans for which Citi had previously established specific FAS 114 reserves that were released during the second quarter upon recognition of the charge off.

        Citi's total allowance for loan losses was $46.2 billion at June 30, 2010, or 6.7% of total loans. This was down from 6.8% of total loans at March 31, 2010. During the second quarter of 2010, Citi had a net release of $1.5 billion to its credit reserves and allowance for unfunded lending commitments, compared to a net build of $4.0 billion in the second quarter of 2009 and a net release of $53 million in the first quarter of 2010. Approximately half of the net loan loss reserve release was related to consumer loans, and half related to corporate loans (principally specific reserves).

        The total allowance for loan losses for consumer loans decreased to $39.6 billion at the end of the quarter, but increased as a percentage of total consumer loans to 7.87%, compared to 7.84% at the end of the first quarter of 2010. The decrease in the allowance was mainly due to a net release of $827 million and reductions that did not flow through the provision. The reductions originated from asset sales in the U.S. real estate lending portfolio and certain loan portfolios moving to held-for-sale. The net release was mainly driven by Retail Partner Cards in Citi Holdings, as well as Latin America and Asia Regional Consumer Banking in Citicorp. During the second quarter of 2010, early- and later-stage delinquencies improved across most of the consumer loan portfolios, driven by improvement in North America mortgages, both in first and second mortgages. The improvement in first mortgages was entirely driven by asset sales and loans moving from the trial period under the U.S. Treasury's Home Affordable Modification Program (HAMP) to permanent modification. For total consumer loans, the 90 days or more consumer loan delinquency rate was 3.67% at June 30, 2010, compared to 4.01% at March 31, 2010 and 3.68% a year ago. The 30 to 89 days past due consumer loan delinquency rate was 3.06% at June 30, 2010, compared to 3.19% at March 31, 2010 and 3.41% a year ago. Consumer non-accrual loans totaled $13.8 billion at June 30, 2010, compared to $15.6 billion at March 31, 2010 and $15.8 billion at June 30, 2009.

        The total allowance for loan losses for funded corporate loans declined to $6.6 billion at June 30, 2010, or 3.59% of corporate loans, down from 3.90% in the first quarter of 2010. Corporate non-accrual loans were $11.0 billion at June 30, 2010, compared to $12.9 billion at March 31, 2010 and $12.5 billion a year ago. The decrease in non-accrual loans from the prior quarter was mainly due to loan sales, write-offs and paydowns, which were partially offset by increases due to the weakening of certain borrowers.

        The effective tax rate on continuing operations for the second quarter of 2010 was 23%, reflecting taxable earnings in lower tax rate jurisdictions, as well as tax advantaged earnings.

        Total deposits were $814 billion at June 30, 2010, down 2% from March 31, 2010 and up 1% from year-ago levels. Citi's structural liquidity (equity, long-term debt and deposits) as a percentage of assets was 71% at June 30, 2010, unchanged as compared with March 31, 2010 and compared with 71% at June 30, 2009.

        Total assets decreased $65 billion from the end of the first quarter 2010 to $1,938 billion. Citi Holdings assets decreased $38 billion during the second quarter of 2010, driven by approximately $19 billion of asset sales and business dispositions (including $6 billion from the Primerica initial public offering and $4 billion from the liquidation of subprime CDOs), $15 billion of net run-off and pay-downs and $4 billion of net credit losses and net asset marks. In addition, as part of its continued focus on reducing the assets in Citi Holdings, Citi reclassified $11.4 billion in assets from held-to-maturity to available-for-sale at June 30, 2010. This reclassification was in response to recent changes to SFAS 133 that allowed a one-time movement of certain assets classified as held-to-maturity or available-for-sale to the trading book as of July 1, 2010, and included $4.1 billion of auction rate securities that were in held-to-maturity. The remaining $7.3 billion consisted of securities in the Special Asset Pool for which prices have largely recovered and that Citi believes it should be able to sell over the short-to-medium term, rather than wait for them to mature or run-off. Citi Holdings total GAAP assets of $465 billion at June 30, 2010 represents 24% of Citi's total GAAP assets. Citi Holdings' risk-weighted assets were approximately $400 billion, or approximately 40% of Citi's risk-weighted assets, as of June 30, 2010.

        Citi's exposure to the ABCP CDO super senior positions was also reduced to zero during the second quarter of 2010 (although the Special Asset Pool retains exposure to a very small amount of underlying collateral assets). All of the 17 ABCP CDO deals structured by Citi have been liquidated as of the end of the second quarter.

        Citigroup's Total stockholders' equity increased by $3.4 billion during the second quarter of 2010 to $154.8 billion, primarily reflecting net income during the quarter, partially offset by a decline in Accumulated other comprehensive income largely from FX translation. Citigroup's total equity capital base and trust preferred securities were $175.0 billion at June 30, 2010. Citigroup maintained its "well-capitalized" position with a Tier 1 Capital Ratio of 11.99% at June 30, 2010, up from 11.28% at March 31, 2010.

Business Outlook

        As was the case with the second quarter of 2010 results in Securities and Banking, the global economic and capital markets environment are expected to continue to drive Citi's revenue levels in the third quarter. In addition, as previously disclosed, The Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) will continue to have a negative impact on U.S. credit card revenues. Citi continues to believe that, for the full year 2010, the negative net impact of the CARD Act on Citi-branded card revenues will be approximately $400 million to $600 million, including the impact of the Federal Reserve Board's recent adoption of final rules relating to penalty fee provisions. For Retail Partner Cards, Citi has increased its full year 2010 estimate of negative net revenue impact resulting from the CARD Act to approximately $150 million to $200 million, from $50 million to $150 million, given the new penalty fee provisions. In each of these portfolios, the vast majority of the 2010 net impact will occur in the second half of the year.

        Net revenue marks in the Special Asset Pool, which have been positive for the last five quarters, will remain episodic, although Citi continued to de-risk this portfolio during the second quarter of 2010, as evidenced by the CDO liquidations discussed above.

        Citi currently expects quarterly expenses to continue to be in the range of $11.5 billion to $12 billion for the remainder of 2010. As previously disclosed, Citicorp's expenses may continue to increase, reflecting ongoing investments in its core businesses, while Citi Holdings should continue to decline as assets are reduced.

        Credit costs will remain a key driver of earnings performance for the remainder of 2010. Assuming that the

U.S. economy continues to recover and international recovery is sustained, Citi currently believes that consumer credit costs should continue to decline. Internationally, credit is expected to continue to improve, but at a moderating pace. In both North America cards portfolios, net credit losses are expected to improve modestly, but will likely remain elevated until U.S. employment levels improve significantly. In North America mortgages, net credit losses and delinquencies continued to improve during the second quarter of 2010, largely as the result of Citi's loss mitigation efforts, including sales of delinquent mortgages and the impact of loan modifications. Citi has observed, however, that, to date, the underlying credit quality of this portfolio has not been improving in the same manner as its cards portfolios. Mortgages are also particularly at risk to many external factors, such as unemployment trends, home prices, government modification programs and state foreclosure regulations. As a result, Citi expects to continue to pay particular attention to this portfolio and will continue its efforts to mitigate losses. Citigroup's consumer loan loss reserve balances will continue to reflect the losses embedded in the company's portfolios, given underlying credit trends and the impact of forbearance programs. Though credit trends in the corporate loan portfolio generally continued to improve, credit costs will continue to be episodic.

        Looking forward, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010. The Act calls for significant structural reforms and new substantive regulation across the financial industry, including new consumer protections and increased scrutiny and regulation for any financial institution that could pose a systemic risk to market-wide financial stability. Many of the provisions of the Act will be subject to extensive rulemaking and interpretation, and a significant amount of uncertainty remains as to the ultimate impact of the Act on Citigroup. The Act will likely require Citigroup to eliminate, transform or change certain of its business activities and practices. The Financial Reform Act will also likely impose additional costs, some significant, on Citigroup, adversely affect its ability to pursue business opportunities it may otherwise consider engaging in, cause business disruptions and impact the value of the assets that Citigroup holds. In addition, the Act grants new regulatory authority to various U.S. federal regulators to impose heightened prudential standards on financial institutions. This authority, together with the continued implementation of new minimum capital standards for bank holding companies as adopted by the Basel Committee on Banking Supervision and U.S. regulators, has created significant uncertainty with respect to the future capital requirements or capital composition for institutions such as Citigroup. Citi will continue to monitor these developments closely.

CITIGROUP INC. AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL DATA—Page 1

	Second Quarter			Six Months Ended
In millions of dollars, except per share amounts			% Change			% Change
	2010	2009		2010	2009
Total managed revenues(1)	$22,071	$33,095	(33)%	$47,492	$60,068	(21)%
Total managed net credit losses(1)	7,962	11,470	(31)	16,346	21,300	(23)
Net interest revenue	$14,039	$12,829	9%	$28,600	$25,755	11%
Non-interest revenue	8,032	17,140	(53)	18,892	28,735	(34)

Revenues, net of interest expense	$22,071	$29,969	(26)%	$47,492	$54,490	(13)%
Operating expenses	11,866	11,999	(1)	23,384	23,684	(1)
Provisions for credit losses and for benefits and claims	6,665	12,676	(47)	15,283	22,983	(34)

Income from continuing operations before income taxes	$3,540	$5,294	(33)%	$8,825	$7,823	13%
Income taxes (losses)	812	907	(10)	1,848	1,742	6

Income from continuing operations	$2,728	$4,387	(38)%	$6,977	$6,081	15%
Income from discontinued operations, net of taxes	(3)	(142)	98	208	(259)	NM

Net income (losses) before attribution of noncontrolling interests	$2,725	$4,245	(36)%	$7,185	$5,822	23%
Net income (losses) attributable to noncontrolling interests	28	(34)	NM	60	(50)	NM

Citigroup's net income	$2,697	$4,279	(37)%	$7,125	$5,872	21%

Less:
Preferred dividends—Basic	—	$1,495	(100)%	—	$2,716	(100)%
Impact of the conversion price reset related to the $12.5 billion convertible preferred stock private issuance—Basic(2)	—	—	—	—	1,285	(100)
Preferred stock Series H discount accretion—Basic	—	54	(100)	—	107	(100)

Income (loss) available to common stockholders	$2,697	$2,730	(1)%	$7,125	$1,764	NM
Dividends and earnings allocated to participating securities, net of forfeitures	26	105	(75)	57	69	(17)%

Undistributed earnings (loss) for basic EPS	$2,671	$2,625	2%	$7,068	$1,695	NM
Convertible Preferred Stock Dividends	—	270	(100)	—	540	(100)%

Undistributed earnings (loss) for diluted EPS	$2,671	$2,895	(8)%	$7,068	$2,235	NM

Earnings per share
Basic(3)
Income (loss) from continuing operations	$0.09	$0.51	(82)%	$0.24	$0.36	(33)%
Net income (loss)	0.09	0.49	(82)	0.25	0.31	(19)

Diluted(3)
Income (loss) from continuing operations	$0.09	$0.51	(82)%	$0.23	$0.36	(36)%
Net income (loss)	0.09	0.49	(82)	0.24	0.31	(23)

[Continued on the following page, including notes to table.]

SUMMARY OF SELECTED FINANCIAL DATA—Page 2

	Second Quarter			Six Months Ended
In millions of dollars, except per share amounts			% Change			% Change
	2010	2009		2010	2009
At June 30:
Total assets	$1,937,656	$1,848,533	5%
Total deposits	813,951	804,736	1
Long-term debt	413,297	348,046	19
Mandatorily redeemable securities of subsidiary Trusts (included in Long-term debt)	20,218	24,196	(16)
Common stockholders' equity	154,494	78,001	98
Total stockholders' equity	154,806	152,302	2
Direct staff (in thousands)	259	279	(7)

Ratios:
Return on common stockholders' equity(3)	7.0%	14.8%		9.5%	4.9%

Tier 1 Common(4)	9.71%	2.75%
Tier 1 Capital	11.99	12.74
Total Capital	15.59	16.62
Leverage(5)	6.31	6.90

Common stockholders' equity to assets	7.97%	4.22%
Ratio of earnings to fixed charges and preferred stock dividends	1.54	1.41		1.68	1.23

(1)
See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

(2)
For the three months ended June 30, 2009, Income available to common stockholders includes a reduction of $1.285 billion related to a conversion price reset pursuant to Citigroup's prior agreement with the purchasers of $12.5 billion of convertible preferred stock issued in a private offering in January 2008. The conversion price was reset from $31.62 per share to $26.35 per share. There was no impact to net income, total stockholders' equity or capital ratios due to the reset. However, the reset resulted in a reclassification from Retained earnings to Additional paid-in capital of $1.285 billion and a reduction in Income available to common stockholders of $1.285 billion.

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

NM
Not meaningful

SEGMENT, BUSINESS AND PRODUCT—INCOME (LOSS) AND REVENUES

        The following tables show the income (loss) and revenues for Citigroup on a segment, business and product view:

CITIGROUP INCOME (LOSS)

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Income (loss) from Continuing Operations
CITICORP
Regional Consumer Banking
North America	$62	$139	(55)%	$84	$496	(83)%
EMEA	50	(110)	NM	77	(143)	NM
Latin America	491	116	NM	880	335	NM
Asia	574	279	NM	1,150	527	NM

Total	$1,177	$424	NM	$2,191	$1,215	80%

Securities and Banking
North America	$839	$(32)	NM	$2,263	$2,465	(8)%
EMEA	355	746	(52)%	1,387	2,917	(52)
Latin America	197	527	(63)	469	939	(50)
Asia	294	597	(51)	772	1,653	(53)

Total	$1,685	$1,838	(8)%	$4,891	$7,974	(39)%

Transaction Services
North America	$166	$181	(8)%	$325	$319	2%
EMEA	318	350	(9)	624	676	(8)
Latin America	153	150	2	310	310	—
Asia	297	293	1	616	573	8

Total	$934	$974	(4)%	$1,875	$1,878	—

Institutional Clients Group	$2,619	$2,812	(7)%	$6,766	$9,852	(31)%

Total Citicorp	$3,796	$3,236	17%	$8,957	$11,067	(19)%

CITI HOLDINGS
Brokerage and Asset Management	(88)	$6,775	NM	$(7)	$6,809	(100)%
Local Consumer Lending	$(1,230)	(4,347)	72%	(3,068)	(5,918)	48
Special Asset Pool	121	(1,246)	NM	1,002	(5,194)	NM

Total Citi Holdings	$(1,197)	$1,182	NM	$(2,073)	$(4,303)	52%

Corporate/Other	$129	$(31)	NM	$93	$(683)	NM

Income from continuing operations	$2,728	$4,387	(38)%	$6,977	$6,081	15%

Discontinued operations	$(3)	$(142)	98%	$208	$(259)	NM
Net income (loss) attributable to noncontrolling interests	28	(34)	NM	60	(50)	NM

Citigroup's net income	$2,697	$4,279	(37)%	$7,125	$5,872	21%

NM    Not meaningful

 CITIGROUP REVENUES

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
CITICORP
Regional Consumer Banking
North America	$3,693	$2,182	69%	$7,494	$4,685	60%
EMEA	376	394	(5)	781	754	4
Latin America	2,118	1,950	9	4,194	3,874	8
Asia	1,845	1,675	10	3,645	3,241	12

Total	$8,032	$6,201	30%	$16,114	$12,554	28%

Securities and Banking
North America	$2,627	$1,721	53%	$6,180	$6,737	(8)%
EMEA	1,762	2,558	(31)	4,277	6,780	(37)
Latin America	558	1,049	(47)	1,165	1,849	(37)
Asia	1,008	1,373	(27)	2,336	3,535	(34)

Total	$5,955	$6,701	(11)%	$13,958	$18,901	(26)%

Transaction Services
North America	$636	$656	(3)%	$1,275	$1,245	2%
EMEA	848	860	(1)	1,681	1,704	(1)
Latin America	356	340	5	700	683	2
Asia	662	627	6	1,283	1,225	5

Total	$2,502	$2,483	1%	$4,939	$4,857	2%

Institutional Clients Group	$8,457	$9,184	(8)%	$18,897	$23,758	(20)%

Total Citicorp	$16,489	$15,385	7%	$35,011	$36,312	(4)%

CITI HOLDINGS
Brokerage and Asset Management	$141	$12,220	(99)%	$481	$13,827	(97)%
Local Consumer Lending	4,206	3,481	21	8,876	9,502	(7)
Special Asset Pool	572	(376)	NM	2,112	(4,910)	NM

Total Citi Holdings	$4,919	$15,325	(68)%	$11,469	$18,419	(38)%

Corporate/Other	$663	$(741)	NM	$1,012	$(241)	NM

Total net revenues	$22,071	$29,969	(26)%	$47,492	$54,490	(13)%

Impact of Credit Card Securitization Activity(1)
Citicorp	$—	$1,644	NM	$—	$3,128	NM
Citi Holdings	—	1,482	NM	—	2,450	NM

Total impact of credit card securitization activity	$—	$3,126	NM	$—	$5,578	NM

Total Citigroup—managed net revenues(1)	$22,071	$33,095	(33)%	$47,492	$60,068	(21)%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

NM    Not meaningful

CITICORP

        Citicorp is the company's global bank for consumers and businesses and represents Citi's core franchise. Citicorp is focused on providing best-in-class products and services to customers and leveraging Citigroup's unparalleled global network. Citicorp is physically present in approximately 100 countries, many for over 100 years, and offers services in over 160 countries and jurisdictions. Citi believes this global network provides a strong foundation for servicing the broad financial services needs of large multinational clients and for meeting the needs of retail, private banking and commercial customers around the world. Citigroup's global footprint provides coverage of the world's emerging economies, which Citi believes represents a strong area of growth. At June 30, 2010, Citicorp had approximately $1.2 trillion of assets and $719 billion of deposits, representing approximately 62% of Citi's total assets and approximately 88% of its deposits.

        Citicorp consists of the following businesses: Regional Consumer Banking (which includes retail banking and Citi-branded cards in four regions—North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Securities and Banking and Transaction Services).

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$9,742	$8,774	11%	$19,612	$17,285	13%
Non-interest revenue	6,747	6,611	2	15,399	19,027	(19)

Total revenues, net of interest expense	$16,489	$15,385	7%	$35,011	$36,312	(4)%

Provisions for credit losses and for benefits and claims
Net credit losses	$2,965	$1,575	88%	$6,107	$2,826	NM
Credit reserve build (release)	(639)	1,231	NM	(999)	2,229	NM

Provision for loan losses	$2,326	$2,806	(17)%	$5,108	$5,055	1%
Provision for benefits and claims	27	42	(36)	71	84	(15)
Provision for unfunded lending commitments	(26)	83	NM	(33)	115	NM

Total provisions for credit losses and for benefits and claims	$2,327	$2,931	(21)%	$5,146	$5,254	(2)%

Total operating expenses	$9,090	$8,068	13%	$17,575	$15,467	14%

Income from continuing operations before taxes	$5,072	$4,386	16%	$12,290	$15,591	(21)%
Provisions for income taxes	1,276	1,150	11	3,333	4,524	(26)

Income from continuing operations	$3,796	$3,236	17%	$8,957	$11,067	(19)%
Net income (loss) attributable to noncontrolling interests	20	3	NM	41	—	—

Citicorp's net income	$3,776	$3,233	17%	$8,916	$11,067	(19)%

Balance sheet data (in billions of dollars)
Total EOP assets	$1,211	$1,051	15%
Average assets	1,250	1,074	16	$1,242	$1,066	17%
Return on assets	1.21%	1.21%		1.45%	2.09%
Total EOP deposits	$719	$706	2%

Total GAAP revenues	$16,489	$15,385	7%	$35,011	$36,312	(4)%
Net impact of credit card securitization activity(1)	—	1,644	NM	—	3,128	NM

Total managed revenues	$16,489	$17,029	(3)%	$35,011	$39,440	(11)%

GAAP net credit losses	$2,965	$1,575	88%	$6,107	$2,826	NM
Impact of credit card securitization activity(1)	—	1,837	NM	—	3,328	NM

Total managed net credit losses	$2,965	$3,412	(13)%	$6,107	$6,154	(1)%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

NM
Not meaningful

REGIONAL CONSUMER BANKING

        Regional Consumer Banking (RCB) consists of Citigroup's four regional consumer banking businesses that provide traditional banking services to retail customers. RCB also contains Citigroup's branded cards business and Citi's local commercial banking business. RCB is a globally diversified business with over 4,200 branches in 39 countries around the world. During the first quarter of 2010, 53% of total RCB revenues were from outside North America. Additionally, the majority of international revenues and loans were from emerging economies in Asia, Latin America, and Central and Eastern Europe. At June 30, 2010, RCB had $309 billion of assets and $291 billion of deposits.

	Second Quarter		%	Six Months		%
In millions of dollars	2010	2009	Change	2010	2009	Change
Net interest revenue	$5,774	$4,140	39%	$11,691	$7,982	46%
Non-interest revenue	2,258	2,061	10	4,423	4,572	(3)

Total revenues, net of interest expense	$8,032	$6,201	30%	$16,114	$12,554	28%

Total operating expenses	$3,982	$3,703	8%	$7,919	$7,207	10%

Net credit losses	$2,922	$1,406	NM	$5,962	$2,580	NM
Provision for unfunded lending commitments	(4)	—	—	(4)	—	—
Credit reserve build (release)	(408)	619	NM	(588)	1,305	NM
Provisions for benefits and claims	27	42	(36)%	71	84	(15)%

Provisions for credit losses and for benefits and claims	$2,537	$2,067	23%	$5,441	$3,969	37%

Income from continuing operations before taxes	$1,513	$431	NM	$2,754	$1,378	100%
Income taxes	336	7	NM	563	163	NM

Income from continuing operations	$1,177	$424	NM	$2,191	$1,215	80%
Net (loss) attributable to noncontrolling interests	—	—	—	(5)	—	—

Net income	$1,177	$424	NM	$2,196	$1,215	81%

Average assets (in billions of dollars)	$306	$239	28%	$307	$234	31%
Return on assets	1.54%	0.71%		1.44%	1.05%
Average deposits (in billions of dollars)	291	272	7%

Managed net credit losses as a percentage of average managed loans	5.38%	6.01%

Revenue by business
Retail banking	$3,916	$3,789	3%	$7,730	$7,326	6%
Citi-branded cards	4,116	2,412	71	8,384	5,228	60

Total GAAP revenues	$8,032	$6,201	30%	$16,114	$12,554	28%
Net impact of credit card securitization activity(1)	—	1,644	NM	—	3,128	NM

Total managed revenues	$8,032	$7,845	2%	$16,114	$15,682	3%

Net credit losses by business
Retail banking	$304	$428	(29)%	$593	$766	(23)%
Citi-branded cards	2,618	978	NM	$5,369	$1,814	NM

Total GAAP net credit losses	$2,922	$1,406	NM	$5,962	$2,580	NM
Net impact of credit card securitization activity(1)	—	1,837	NM	—	3,328	NM

Total managed net credit losses	$2,922	$3,243	(10)%	$5,962	$5,908	1%

Income (loss) from continuing operations by business
Retail banking	$884	$635	(39)%	$1,732	$1,285	35%
Citi-branded cards	293	(211)	NM	459	(70)	NM

Total	$1,177	$424	NM	$2,191	$1,215	80%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

NM
Not meaningful

NORTH AMERICA REGIONAL CONSUMER BANKING

        North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses in the U.S. NA RCB's approximately 1,000 retail bank branches and 13.3 million retail customer accounts are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia, and certain larger cities in Texas. At June 30, 2010, NA RCB had approximately $30.2 billion of retail banking and residential real estate loans and $144.7 billion of deposits. In addition, NA RCB had approximately 21.3 million Citi-branded credit card accounts, with $77.2 billion in outstanding card loan balances.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$2,778	$1,330	NM	$5,732	$2,522	NM
Non-interest revenue	915	852	7%	1,762	2,163	(19)%

Total revenues, net of interest expense	$3,693	$2,182	69%	$7,494	$4,685	60%

Total operating expenses	$1,499	$1,486	1%	$3,110	$2,980	4%

Net credit losses	$2,126	$307	NM	$4,283	$564	NM
Credit reserve build (release)	(9)	149	NM	(5)	402	NM
Provisions for benefits and claims	5	15	(67)%	13	28	(54)%

Provisions for loan losses and for benefits and claims	$2,122	$471	NM	$4,291	$994	NM

Income from continuing operations before taxes	$72	$225	(68)%	$93	$711	(87)%
Income taxes (benefits)	10	86	(88)	9	215	(96)

Income from continuing operations	$62	$139	(55)%	$84	$496	(83)%
Net income attributable to noncontrolling interests	—	—	—	—	—	—

Net income	$62	$139	(55)%	$84	$496	(83)%

Average assets (in billions of dollars)	$117	$74	58%	$119	$73	63%
Average deposits (in billions of dollars)	145.5	139.6	4

Managed net credit losses as a percentage of average managed loans(1)	7.98%	7.36%

Revenue by business
Retail banking	$1,323	$1,376	(4)%	$2,603	$2,672	(3)%
Citi-branded cards	2,370	806	NM	4,891	2,013	NM

Total GAAP revenues	$3,693	$2,182	69%	$7,494	$4,685	60%
Net impact of credit card securitization activity(2)	—	1,644	NM	—	3,128	NM

Total managed revenues	$3,693	$3,826	(3)%	$7,494	$7,813	(4)%

Net credit losses by business
Retail banking	$79	$88	(10)%	$152	$144	6%
Citi-branded cards	2,047	219	NM	4,131	420	NM

Total GAAP net credit losses	$2,126	$307	NM	$4,283	$564	NM
Net impact of credit card securitization activity(2)	—	1,837	NM	—	3,328	NM

Total managed net credit losses	$2,126	$2,144	(1)%	$4,283	$3,892	10%

Income (loss) from continuing operations by business
Retail banking	$225	$242	(7)%	$409	$483	(15)%
Citi-branded cards	(163)	(103)	(58)	(325)	13	NM

Total	$62	$139	(55)%	$84	$496	(83)%

(1)
See "Managed Presentations" below.

(2)
See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

NM
Not meaningful

2Q10 vs. 2Q09

        Revenues, net of interest expense, increased 69% primarily due to the consolidation of securitized credit card receivables pursuant to the adoption of SFAS 166/167 effective January 2010. On a managed basis, revenues, net of interest expense, decreased 3%, primarily reflecting the net impact of the CARD Act on branded cards revenues and lower volumes in cards and mortgages.

        Net interest revenue was down 8% on a managed basis, driven by the net impact of the CARD Act as well as lower volumes in cards, where average managed loans were down 7% from the prior-year quarter, and in retail banking, where average loans were down 12%.

        Non-interest revenue increased 11% on a managed basis primarily due to better servicing hedge results in mortgages, partially offset by lower fees in cards, mainly due to a 15% decline in open accounts from the prior-year quarter.

        Operating expenses increased 1% from the prior-year quarter primarily due to higher marketing costs.

        Provisions for loan losses and for benefits and claims increased $1.7 billion primarily due to the consolidation of securitized credit card receivables pursuant to the adoption of

SFAS 166/167. On a comparable basis, Provisions for loan losses and for benefits and claims decreased $186 million, or 8%, primarily due to the absence of a $149 million loan loss reserve build in the prior-year quarter and lower net credit losses. Net credit losses were down $9 million in both cards and retail banking. The branded cards managed net credit loss ratio increased from 10.08% to 10.77%, and the retail banking net credit loss ratio increased from 1.01% to 1.03%, with the increases in both businesses driven by the decline in their average loans.

2Q10 YTD vs. 2Q09 YTD

        Revenues, net of interest expense, increased 60% primarily due to the consolidation of securitized credit card receivables pursuant to the adoption of SFAS 166/167 effective January 2010. On a managed basis, revenues, net of interest expense, declined 4% from the prior-year period, mainly due to lower volumes in cards and mortgages, as well as the net impact of the CARD Act on branded cards revenues.

        Net interest revenue was down 5% on a managed basis driven primarily by lower volumes in cards, with average managed loans down 6% from the prior-year period, and in mortgages, where average loans were down 13%.

        Non-interest revenue declined 1% on a managed basis from the prior-year period, driven by lower gains from mortgage loan sales and lower fees in cards, due to a 15% decline in open accounts, partially offset by better servicing hedge results in mortgages.

        Operating expenses increased 4% from the prior-year period. Expenses were flat excluding the impact of a litigation reserve in the first quarter of 2010.

        Provisions for loan losses and for benefits and claims increased $3.3 billion primarily due to the consolidation of securitized credit card receivables pursuant to the adoption of SFAS 166/167. On a comparable basis, Provisions for loan losses and for benefits and claims decreased $31 million, or 1%, primarily due to the absence of a $402 million loan loss reserve build in the prior-year period, offset by higher net credit losses in the branded cards portfolio. The cards managed net credit loss ratio increased from 9.17% to 10.72%, while the retail banking net credit loss ratio increased from 0.84% to 0.97%.

Managed Presentations

	Second Quarter
	2010	2009
Managed credit losses as a percentage of average managed loans	7.98%	7.36%
Impact from credit card securitizations(1)	—	(4.75)%

Net credit losses as a percentage of average loans	7.98%	2.61%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

 EMEA REGIONAL CONSUMER BANKING

        EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses, primarily in Central and Eastern Europe, the Middle East and Africa. Remaining activities in respect of Western Europe retail banking are included in Citi Holdings. EMEA RCB has repositioned its business, shifting from a strategy of widespread distribution to a focused strategy concentrating on larger urban markets within the region. An exception is Bank Handlowy, which has a mass market presence in Poland. The countries in which EMEA RCB has the largest presence are Poland, Turkey, Russia and the United Arab Emirates. At June 30, 2010, EMEA RCB had approximately 304 retail bank branches with approximately 3.7 million customer accounts, $4.3 billion in retail banking loans and $8.9 billion in average deposits. In addition, the business had approximately 2.4 million Citi-branded card accounts with $2.6 billion in outstanding card loan balances.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$230	$243	(5)%	$478	$467	2%
Non-interest revenue	146	151	(3)	303	287	6

Total revenues, net of interest expense	$376	$394	(5)%	$781	$754	4%

Total operating expenses	$268	$282	(5)%	$545	$538	1%

Net credit losses	$85	$121	(30)%	$182	$210	(13)%
Provision for unfunded lending commitments	(4)	—	—	(4)	—	—
Credit reserve build (release)	(46)	158	NM	(56)	230	NM
Provisions for benefits and claims	—	—	—	—	—	—

Provisions for credit losses and for benefits and claims	$35	$279	(87)%	$122	$440	(72)%

Income (loss) from continuing operations before taxes	$73	$(167)	NM	$114	$(224)	NM
Income taxes (benefits)	23	(57)	NM	37	(81)	NM

Income (loss) from continuing operations	$50	$(110)	NM	$77	$(143)	NM
Net income attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss)	$50	$(110)	NM	$77	$(143)	NM

Average assets (in billions of dollars)	$10	$11	(9)%	$10	$11	(9)%
Return on assets	2.01%	(4.01)%		1.55%	(2.62)%
Average deposits (in billions of dollars)	$8.9	$9.0	(1)%	$9.3	$8.7	7%

Net credit losses as a percentage of average loans	4.74%	5.78%

Revenue by business
Retail banking	$205	$234	(12)%	$427	$439	(3)%
Citi-branded cards	171	160	7	354	315	12

Total	$376	$394	(5)%	$781	$754	4%

Income (loss) from continuing operations by business
Retail banking	$9	$(76)	NM	$3	$(117)	NM
Citi-branded cards	41	(34)	NM	74	(26)	NM

Total	$50	$(110)	NM	$77	$(143)	NM

NM
Not meaningful

2Q10 vs. 2Q09

        Revenues, net of interest expense, decreased 5%. A majority of the decrease is due to lower lending volumes and balances as a result of tighter origination criteria as the business was repositioned. This was partially offset by higher revenues in cards and wealth management and the impact of foreign exchange translation (generally referred to throughout this report as "FX translation"). Cards purchase sales were up 11% and investment sales were up 40%. Assets under management decreased 9% primarily due to market valuations.

        Net interest revenue decreased 5% due to lower Average Loans, particularly in the United Arab Emirates, Romania and Poland. Average retail and card loans decreased 20% and 4%, respectively.

        Non-interest revenue decreased 3%.

        Operating expenses decreased 5%, mainly due to cost savings from branch closures, headcount reductions and re-engineering benefits, partially offset by the impact of FX translation.

        Provisions for credit losses and for benefits and claims decreased 87%, mainly due to the impact of a $46 million loan loss reserve release in the current quarter, compared to a $158 million build in the prior-year quarter, and a 30% decline in net credit losses, driven by improvements in credit conditions across most markets. The release in loan loss reserves in the current period was driven by improvement in the credit environment in most countries, coupled with a decline in receivables. The cards net credit loss ratio decreased from 6.73% in the prior-year quarter to 5.79% in the current quarter. The retail banking net credit loss ratio decreased from 5.30% in the prior-year quarter to 4.10% in the current quarter.

2Q10 YTD vs. 2Q09 YTD

        Revenues, net of interest expense, increased 4%. The increase in revenues was primarily attributable to the impact of FX translation and higher revenues in cards due to higher volumes, partially offset by lower lending revenues, as a result of lower volumes due to tighter origination criteria as the business was repositioned. Cards purchase sales increased 14% and average cards loans grew 6%.

        Net interest revenue increased 2%, mainly due to higher cards revenues, particularly in Russia and Poland, and the impact of FX translation.

        Non-interest revenue increased 6%, primarily driven by higher results from an equity investment in Turkey.

        Operating expenses increased 1% driven by the impact of FX translation, largely offset by cost savings from branch closures, headcount reductions and re-engineering benefits.

        Provisions for credit losses and for benefits and claims decreased 72%, mainly due to the impact of net loan loss reserve release of $56 million in the first half of 2010, compared to a $230 million build in the prior-year period, and a 13% decline in net credit losses. The release of loan loss reserves in the current period was driven by improvement in the credit environment in most countries, coupled with a decline in receivables. The cards net credit loss ratio increased from 5.68% to 6.41%, while the retail banking net credit loss ratio decreased from 4.91% to 3.91%.

LATIN AMERICA REGIONAL CONSUMER BANKING

        Latin America Regional Consumer Banking (LATAM RCB) provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses, with the largest presence in Mexico and Brazil. LATAM RCB includes branch networks throughout Latin America as well as Banamex, Mexico's second largest bank with over 1,700 branches. At June 30, 2010, LATAM RCB had approximately 2,205 retail branches, with 25.9 million customer accounts, $19.6 billion in retail banking loan balances and $39.9 billion in average deposits. In addition, the business had approximately 12.2 million Citi-branded card accounts with $12.0 billion in outstanding loan balances.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$1,471	$1,368	8%	$2,929	$2,643	11%
Non-interest revenue	647	582	11	1,265	1,231	3

Total revenues, net of interest expense	$2,118	$1,950	9%	$4,194	$3,874	8%

Total operating expenses	$1,266	$1,090	16%	$2,408	$2,048	18%

Net credit losses	$457	$610	(25)%	$966	$1,151	(16)%
Credit reserve build (release)	(241)	156	NM	(377)	322	NM
Provision for benefits and claims	22	27	(19)	58	56	4

Provisions for loan losses and for benefits and claims	$238	$793	(70)%	$647	$1,529	(58)%

Income from continuing operations before taxes	$614	$67	NM	$1,139	$297	NM
Income taxes	123	(49)	NM	259	(38)	NM

Income from continuing operations	$491	$116	NM	$880	$335	NM
Net (loss) attributable to noncontrolling interests	—	—	—	(5)	—	—

Net income	$491	$116	NM	$885	$335	NM

Average assets (in billions of dollars)	$74	$66	12	$73	$63	16%
Return on assets	2.66%	0.70%		2.44%	1.07%
Average deposits (in billions of dollars)	39.9	36.0	11%	39.8	35.1	13%

Net credit losses as a percentage of average loans	5.84%	8.68%

Revenue by business
Retail banking	$1,236	$1,112	11%	$2,432	$2,138	14%
Citi-branded cards	882	838	5	1,762	1,736	1

Total	$2,118	$1,950	9%	$4,194	$3,874	8%

Income (loss) from continuing operations by business
Retail banking	$275	$196	40%	$531	$426	25%
Citi-branded cards	216	(80)	NM	349	(91)	NM

Total	$491	$116	NM	$880	$335	NM

NM
Not meaningful

2Q10 vs. 2Q09

        Revenues, net of interest expense, increased 9%, mainly due to the impact of FX translation and higher lending and deposit volumes in retail banking, partially offset by lower volumes in the cards portfolio, due to continued repositioning, particularly in Mexico.

        Net interest revenue increased 8%, mainly driven by the impact of FX translation and higher lending and deposit volumes in retail banking. Average retail banking loans and deposits increased 19% and 11%, respectively. The increase in retail banking volumes was partially offset by lower volumes in the cards business as a result of a lower risk profile.

        Non-interest revenue increased 11%, primarily due to the impact of FX translation, higher fees in the cards business and higher investment sales revenues.

        Operating expenses increased 16%, due to the impact of FX translation, marketing initiatives and a cards intangible impairment.

        Provisions for loan losses and for benefits and claims decreased 70%, mainly due to the impact of a $241 million loan loss reserve release in the current period, compared to a $156 million build in the prior-year quarter, and a 25% decline in net credit losses, reflecting improved credit conditions, especially in Mexico cards. The cards net credit loss ratio declined across the region during the period, from 15.91% to 12.07%, reflecting continued economic recovery. The retail banking net credit loss ratio dropped significantly from 3.40% to 1.98%.

2Q10 YTD vs. 2Q09 YTD

        Revenues, net of interest expense, increased 8%, mainly due to the impact of FX translation and higher lending and deposit volumes in retail banking, partially offset by spread compression and lower volumes in the cards portfolio due to continued repositioning, particularly in Mexico.

        Net interest revenue increased 11%, mainly driven by the impact of FX translation and higher lending and deposit volumes in retail banking. Average retail banking loans and deposits increased 20% and 13%, respectively. The increase in retail banking was partially offset by spread compression and lower volumes in the cards portfolio as a result of a lower risk profile.

        Non-interest revenue increased 3%, due to the impact of FX translation, higher fees in the cards business and higher investment sales revenues.

        Operating expenses increased 18%, mainly due to the impact of FX translation. Excluding the impact of FX translation, the increase in operating expenses was driven by the cost of 139 additional branch openings and marketing initiatives, primarily in Mexico.

        Provisions for loan losses and for benefits and claims decreased 58%, mainly due to the impact of net loan loss reserve release of $377 million in the first half of 2010, compared to a $322 million build in the prior-year period, and a 16% decline in net credit losses, reflecting improved credit conditions, especially in Mexico cards. The cards net credit loss ratio declined from 15.5% to 13.0%, while the retail banking net credit loss ratio declined from 3.2% to 2.0%.

 ASIA REGIONAL CONSUMER BANKING

        Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses, with the largest Citi presence in South Korea, Australia, Singapore, India, Taiwan, Malaysia, Japan and Hong Kong. At June 30, 2010, Asia RCB had approximately 704 retail branches, 16.0 million retail banking accounts, $97.1 billion in average customer deposits, and $55.0 billion in retail banking loans. In addition, the business had approximately 14.9 million Citi-branded card accounts with $17.6 billion in outstanding loan balances.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$1,295	$1,199	8%	$2,552	$2,350	9%
Non-interest revenue	550	476	16	1,093	891	23

Total revenues, net of interest expense	$1,845	$1,675	10%	$3,645	$3,241	12%

Total operating expenses	$949	$845	12%	$1,856	$1,641	13%

Net credit losses	$254	$368	(31)%	$531	$655	(19)%
Credit reserve build (release)	(112)	156	NM	(150)	351	NM

Provisions for loan losses and for benefits and claims	$142	$524	(73)%	$381	$1,006	(62)%

Income from continuing operations before taxes	$754	$306	NM	$1,408	$594	NM
Income taxes	180	27	NM	258	67	NM

Income from continuing operations	$574	$279	NM	$1,150	$527	NM
Net income attributable to noncontrolling interests	—	—	—	—	—	—

Net income	$574	$279	NM	$1,150	$527	NM

Average assets (in billions of dollars)	$105	$88	19%	$105	$87	21%
Return on assets	2.19%	1.27%		2.21%	1.22%
Average deposits (in billions of dollars)	97.1	87.6	11%	96.4	85.4	13%

Net credit losses as a percentage of average loans	1.41%	2.35%

Revenue by business
Retail banking	$1,152	$1,067	8%	$2,268	$2,077	9%
Citi-branded cards	693	608	14	1,377	1,164	18

Total	$1,845	$1,675	10%	$3,645	$3,241	12%

Income from continuing operations by business
Retail banking	$375	$273	37%	$789	$493	60%
Citi-branded cards	199	6	NM	361	34	NM

Total	$574	$279	NM	$1,150	$527	NM

NM
Not meaningful

2Q10 vs. 2Q09

        Revenues, net of interest expense, increased 10%, reflecting higher cards purchase sales, investment sales, loan and deposit volumes, and the impact of FX translation, partially offset by spread compression in retail banking.

        Net interest revenue was 8% higher than the prior-year period, mainly due to higher lending and deposit volumes and the impact of FX translation. Average loans and deposits were up 15% and 11%, respectively. Spreads for branded cards remained relatively flat, while retail banking spreads declined marginally, due to mix and a continued low interest rate environment relative to the prior-year quarter.

        Non-interest revenue increased 16%, primarily due to higher investment revenues, higher cards purchase sales, higher revenues from deposit products, and the impact of FX translation.

        Operating expenses increased 12%, primarily due to the impact of FX translation. Excluding the impact of FX translation, the increase was driven primarily by an increase in volumes and higher investment spending.

        Provisions for loan losses and for benefits and claims decreased 73%, mainly due to the impact of a $112 million loan loss reserve release in the current quarter, compared to a $156 million loan loss reserve build in the prior-year quarter, and a decrease in net credit losses of 31%. These declines were partially offset by the impact of FX translation. Delinquencies and net credit losses continued to decline from their peak level in the second quarter of 2009 as the region benefitted from continued economic recovery and increased levels of customer activity, with India showing the most significant improvement. The cards net credit loss ratio decreased from 5.94% in the prior-year quarter to 3.90% in the current quarter. The retail banking net credit loss ratio decreased from 1.10% in the prior-year quarter to 0.61% in the current quarter.

2Q10 YTD vs. 2Q09 YTD

        Revenues, net of interest expense, increased 12%, driven by higher cards purchase sales, investment sales and loan and deposit volumes, and the impact of FX translation, partially offset by spread compression in retail banking.

        Net interest revenue was 9% higher than the prior-year period, mainly due to higher lending and deposit volumes and the impact of FX translation, offset by lower spreads.

        Non-interest revenue increased 23%, primarily due to higher investment revenues, higher cards purchase sales, and the impact of FX translation.

        Operating expenses increased 13%, primarily due to the impact of FX translation, increase in volumes and higher investment spending.

        Provisions for loan losses and for benefits and claims decreased 62%, mainly due to the impact of a net loan loss reserve release of $150 million in the first half of 2010, compared to a $351 million loan loss reserve build in the prior-year period, and a 19% decline in net credit losses. These declines were partially offset by the impact of FX translation.

 INSTITUTIONAL CLIENTS GROUP

        Institutional Clients Group (ICG) includes Securities and Banking and Transaction Services. ICG provides corporate, institutional and ultra-high net worth clients with a full range of products and services, including cash management, trading, underwriting, lending and advisory services, around the world. ICG's international presence is supported by trading floors in approximately 75 countries and a proprietary network within Transaction Services in over 95 countries. At June 30, 2010, ICG had approximately $944 billion of average assets and $427 billion of deposits.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Commissions and fees	$1,086	$1,019	7%	2,194	1,978	11%
Administration and other fiduciary fees	615	712	(14)	1,336	1,420	(6)
Investment banking	592	1,240	(52)	1,545	2,181	(29)
Principal transactions	1,632	880	85	4,976	7,830	(36)
Other	564	699	(19)	925	1,046	(12)

Total non-interest revenue	$4,489	$4,550	(1)%	10,976	14,455	(24)%
Net interest revenue (including dividends)	3,968	4,634	(14)	7,921	9,303	(15)

Total revenues, net of interest expense	$8,457	$9,184	(8)%	18,897	23,758	(20)%
Total operating expenses	5,108	4,365	17	9,656	8,260	17
Net credit losses	43	169	(75)	145	246	(41)
Provision for unfunded lending commitments	(22)	83	NM	(29)	115	NM
Credit reserve build (release)	(231)	612	NM	(411)	924	NM
Provisions for benefits and claims	—	—	—	—	—	—

Provisions for credit losses and for benefits and claims	$(210)	$864	NM	(295)	1,285	NM

Income from continuing operations before taxes	$3,559	$3,955	(10)%	9,536	14,213	(33)%
Income taxes	940	1,143	(18)	2,770	4,361	(36)

Income from continuing operations	$2,619	$2,812	(7)%	6,766	9,852	(31)%
Net income attributable to noncontrolling interests	20	3	NM	46	—	—

Net income	$2,599	$2,809	(7)%	6,720	9,852	(32)%

Average assets (in billions of dollars)	$944	$835	13%	935	832	12%
Return on assets	1.10%	1.35%		1.45%	2.39%

Revenues by region
North America	$3,263	$2,377	37%	7,455	7,982	(7)%
EMEA	2,610	3,418	(24)	5,958	8,484	(30)
Latin America	914	1,389	(34)	1,865	2,532	(26)
Asia	1,670	2,000	(17)	3,619	4,760	(24)

Total revenues	$8,457	$9,184	(8)%	18,897	23,758	(20)%

Income from continuing operations by region
North America	$1,005	$149	NM	2,588	2,784	(7)%
EMEA	673	1,096	(39)%	2,011	3,593	(44)
Latin America	350	677	(48)	779	1,249	(38)
Asia	591	890	(34)	1,388	2,226	(38)

Total income from continuing operations	$2,619	$2,812	(7)%	6,766	9,852	(31)%

Average loans by region (in billions of dollars)
North America	$68	$55	24%
EMEA	37	48	(23)
Latin America	21	21	—
Asia	34	28	21

Total average loans	$160	$152	5%

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

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$2,570	$3,179	(19)%	$5,135	$6,442	(20)%
Non-interest revenue	3,385	3,522	(4)	8,823	12,459	(29)

Revenues, net of interest expense	$5,955	$6,701	(11)%	$13,958	$18,901	(26)%
Total operating expenses	3,938	3,277	20	7,335	6,098	20
Net credit losses	42	172	(76)	143	246	(42)
Provisions for unfunded lending commitments	(22)	83	NM	(29)	115	NM
Credit reserve build (release)	(196)	604	NM	(358)	918	NM
Provisions for benefits and claims	—	—	—	—	—	—

Provisions for credit losses and benefits and claims	$(176)	$859	NM	$(244)	$1,279	NM

Income before taxes and noncontrolling interests	$2,193	$2,565	(15)%	$6,867	$11,524	(40)%
Income taxes (benefits)	508	727	(30)	1,976	3,550	(44)
Income from continuing operations	1,685	1,838	(8)	4,891	7,974	(39)
Net income attributable to noncontrolling interests	15	—	—	36	1	NM

Net income	$1,670	$1,838	(9)%	$4,855	$7,973	(39)%

Average assets (in billions of dollars)	$877	$776	13%	$869	$773	12%
Return on assets	0.76%	0.95%		1.13%	2.08%

Revenues by region
North America	$2,627	$1,721	53%	$6,180	$6,737	(8)%
EMEA	1,762	2,558	(31)	4,277	6,780	(37)
Latin America	558	1,049	(47)	1,165	1,849	(37)
Asia	1,008	1,373	(27)	2,336	3,535	(34)

Total revenues	$5,955	$6,701	(11)%	$13,958	$18,901	(26)%

Income (loss) from continuing operations by region
North America	$839	(32)	NM	$2,263	$2,465	(8)%
EMEA	355	746	(52)%	1,387	2,917	(52)
Latin America	197	527	(63)	469	939	(50)
Asia	294	597	(51)	772	1,653	(53)

Total income from continuing operations	$1,685	1,838	(8)%	$4,891	$7,974	(39)%

Securities and Banking revenue details
Fixed income markets	$3,713	5,569	(33)%	$9,093	$15,592	(42)%
Total investment banking	674	1,161	(42)	1,731	2,144	(19)
Equity markets	652	1,101	(41)	1,865	2,706	(31)
Lending	522	(1,104)	NM	765	(1,467)	NM
Private bank	512	481	6	1,006	985	2
Other Securities and Banking	(118)	(507)	77	(502)	(1,059)	53

Total Securities and Banking revenues	$5,955	6,701	(11)%	$13,958	$18,901	(26)%

NM
Not meaningful

2Q10 vs. 2Q09

        Revenues, net of interest expense, were $6.0 billion, compared to $6.7 billion in the prior-year quarter, resulting from a decrease in fixed income markets, equity markets and investment banking revenues, partially offset by an increase in lending and private bank revenues. Fixed income markets revenues (excluding credit value adjustment (CVA), net of hedges, of $0.2 billion and $(0.2) billion in the current period and prior-year quarter, respectively) declined $2.3 billion to $3.5 billion, with a majority of the decline coming from weaker results in Credit Products and Securitized Products, which reflected a challenging market environment. Equity markets revenues (excluding CVA of $32 million and $(0.7) billion in the current period and prior-year quarter, respectively) declined $1.2 billion to $0.6 billion, driven by lower results in Derivatives, reflecting lower market and client volumes, and increased volatility. CVA increased $1.2 billion to $0.3 billion, mainly due to a widening of Citigroup spreads throughout the current quarter, compared to a contraction in the prior-year quarter. Investment banking revenues decreased $0.5 billion to $0.7 billion, also reflecting lower client market activity levels. Debt and equity underwriting revenues declined, reflecting lower overall issuance volumes, and advisory revenues decreased due to fewer completed deals, as a number of anticipated closings were moved out of the second quarter of 2010. Lending revenues increased from $(1.1) billion to $0.5 billion, driven by gains from spread widening on credit default swap hedges.

        Operating expenses increased 20% to $3.9 billion, mainly driven by the U.K. bonus tax of approximately $400 million. Expenses in the current quarter also reflected select investments in the businesses.

        Provisions for credit losses and for benefits and claims decreased by $1.0 billion to $(176) million, primarily attributable to the impact of a $218 million credit reserve release in the current quarter, compared to a $687 million build in the prior-year quarter, as improvements continued in the corporate loan portfolio.

2Q10 YTD vs. 2Q09 YTD

        Revenues, net of interest expense, were $14.0 billion, compared to $18.9 billion for the prior-year period, which was driven by a particularly strong 2009 first half due to robust fixed income markets and CVA. The decrease was partially offset by an increase in lending revenues, due to gains from spread widening on credit default swap hedges.

        Operating expenses increased 20% to $7.3 billion, mainly driven by the U.K. bonus tax, higher transaction and compensation costs, and a litigation reserve release in the first half of 2009.

        Provisions for credit losses and for benefits and claims decreased by $1.5 billion to $(244) million, primarily attributable to the impact of a $387 million credit reserve release in the first half of 2010, compared to a $1.0 billion build in the prior-year period, as improvements continued in the corporate loan portfolio.

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

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$1,398	$1,455	(4)%	$2,786	$2,861	(3)%
Non-interest revenue	1,104	1,028	7	2,153	1,996	8

Total revenues, net of interest expense	$2,502	$2,483	1%	$4,939	$4,857	2%
Total operating expenses	1,170	1,088	8	2,321	2,162	7
Provisions for loan losses and for benefits and claims	(34)	5	NM	(51)	6	NM

Income before taxes and noncontrolling interests	$1,366	$1,390	(2)%	$2,669	$2,689	(1)%
Income taxes	432	416	4	794	811	(2)
Income from continuing operations	934	974	(4)	1,875	1,878	—
Net income attributable to noncontrolling interests	5	3	67	10	(1)	NM

Net income	$929	$971	(4)%	$1,865	$1,879	(1)%

Average assets (in billions of dollars)	$67	$59	14%	$66	$59	12%
Return on assets	5.56%	6.60%		5.70%	6.42%

Revenues by region
North America	$636	$656	(3)%	$1,275	$1,245	2%
EMEA	848	860	(1)	1,681	1,704	(1)
Latin America	356	340	5	700	683	2
Asia	662	627	6	1,283	1,225	5

Total revenues	$2,502	$2,483	1%	$4,939	$4,857	2%

Revenue Details
Treasury and Trade Solutions	$1,805	$1,793	1%	$3,586	$3,543	1%
Securities and Fund Services	697	690	1	1,353	1,314	3

Total revenues	$2,502	$2,483	1%	$4,939	$4,857	2%

Income from continuing operations by region
North America	$166	$181	(8)%	$325	$319	2%
EMEA	318	350	(9)	624	676	(8)
Latin America	153	150	2	310	310	—
Asia	297	293	1	616	573	8

Total income from continuing operations	$934	$974	(4)%	$1,875	$1,878	—

Key indicators (in billions of dollars)
Average deposits and other customer liability balances	$320	$288	11%
EOP assets under custody (in trillions of dollars)	11.3	11.4	(1)

NM
Not meaningful

2Q10 vs. 2Q09

        Revenues, net of interest expense, grew 1%, as improvement in fees in both the TTS and SFS businesses more than offset spread compression. TTS revenue increased 1%, driven primarily by growth in Trade and Cards businesses. SFS revenues increased 1%, driven by higher volumes and increased client activity.

        Operating expenses increased 8%, primarily due to continued investment spending required to support future business growth, as well as higher transaction-related costs and the U.K. bonus tax.

        Provisions for loan losses and for benefits and claims declined by $39 million, primarily attributable to a credit reserve release of $35 million.

2Q10 YTD vs. 2Q09 YTD

        Revenues, net of interest expense, grew 2% as improvement in fees in both the TTS and SFS businesses more than offset spread compression. TTS revenue increased 1%, driven primarily by growth in Trade and Cards businesses. SFS revenues increased 3%, driven by higher volumes and client activity.

        Operating expenses increased 7%, primarily due to continued investment spending required to support future business growth, as well as higher transaction related costs and the U.K. bonus tax.

        Provisions for loan losses and for benefits and claims declined by $57 million, primarily attributable to a credit reserve release of $53 million.

 CITI HOLDINGS

        Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. These noncore businesses tend to be more asset intensive and reliant on wholesale funding and also may be product-driven rather than client-driven. Citi intends to exit these businesses as quickly as practicable in an economically rational manner through business divestitures, portfolio run-offs and asset sales. Citi has made substantial progress divesting and exiting businesses from Citi Holdings, having completed more than 20 divestiture transactions since the beginning of 2009 through June 30, 2010, including Smith Barney, Nikko Cordial Securities, Nikko Asset Management, Primerica Financial Services, Credit Card businesses and Diners Club North America. Citi Holdings' GAAP assets have been reduced by approximately 20%, or $117 billion, from the second quarter of 2009, and 44% from the peak in the first quarter of 2008. Citi Holdings' GAAP assets of $465 billion represent approximately 24% of Citi's assets as of June 30, 2010. Citi Holdings' risk-weighted assets of approximately $400 billion represent approximately 40% of Citi's risk-weighted assets as of June 30, 2010. Asset reductions from Citi Holdings have the combined benefits of further fortifying Citigroup's capital base, lowering risk, simplifying the organization and allowing Citi to allocate capital to fund long-term strategic businesses.

        Citi Holdings consists of the following businesses: Brokerage and Asset Management, Local Consumer Lending, and Special Asset Pool.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$3,971	$4,162	(5)%	$8,346	$9,219	(9)%
Non-interest revenue	948	11,163	(92)	3,123	9,200	(66)

Total revenues, net of interest expense	$4,919	$15,325	(68)%	$11,469	$18,419	(38)%

Provisions for credit losses and for benefits and claims
Net credit losses	$4,998	$6,781	(26)%	$10,239	$12,808	(20)%
Credit reserve build (release)	(800)	2,645	NM	(460)	4,282	NM

Provision for loan losses	$4,198	$9,426	(55)%	$9,779	$17,090	(43)%
Provision for benefits and claims	185	267	(31)	428	557	(23)
Provision for unfunded lending commitments	(45)	52	NM	(71)	80	NM

Total provisions for credit losses and for benefits and claims	$4,338	$9,745	(55)%	$10,136	$17,727	(43)%

Total operating expenses	$2,424	$3,609	(33)%	$4,998	$7,794	(36)%

Income (loss) from continuing operations before taxes	$(1,843)	$1,971	NM	$(3,665)	$(7,102)	48%
Income taxes (benefits)	(646)	789	NM	(1,592)	(2,799)	43

Income (loss) from continuing operations	$(1,197)	$1,182	NM	$(2,073)	$(4,303)	52%
Net income (loss) attributable to noncontrolling interests	8	(37)	NM	19	(48)	NM

Net income (loss)	$(1,205)	$1,219	NM	$(2,092)	$(4,255)	51%

Balance sheet data (in billions of dollars)
Total EOP assets	$465	$582	(20)%

Total EOP deposits	$82	$84	(2)%

Total GAAP Revenues	$4,919	$15,325	(68)%	$11,469	$18,419	(38)%
Net Impact of Credit Card Securitization Activity(1)	—	1,482	NM	—	2,450	NM

Total Managed Revenues	$4,919	$16,807	(71)%	$11,469	$20,869	(45)%

GAAP Net Credit Losses	$4,998	$6,781	(26)%	$10,239	$12,808	(20)%
Impact of Credit Card Securitization Activity(1)	—	1,278	NM	—	2,335	NM

Total Managed Net Credit Losses	$4,998	$8,059	(38)%	$10,239	$15,143	(32)%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

NM
Not meaningful

BROKERAGE AND ASSET MANAGEMENT

        Brokerage and Asset Management (BAM), which constituted approximately 6% of Citi Holdings by assets as of June 30, 2010, consists of Citi's global retail brokerage and asset management businesses. This segment was substantially affected by, and reduced in size in 2009, due to the sale of Smith Barney (SB) to the MSSB JV and Nikko Cordial Securities. At June 30, 2010, BAM had approximately $30 billion of assets, primarily consisting of Citi's investment in, and assets related to, the MSSB JV. Morgan Stanley has options to purchase Citi's remaining stake in the MSSB JV over three years starting in 2012.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$(71)	$162	NM	$(136)	$526	NM
Non-interest revenue	212	12,058	(98)%	617	13,301	(95)%

Total revenues, net of interest expense	$141	$12,220	(99)%	$481	$13,827	(97)%

Total operating expenses	$258	$1,044	(75)%	$523	$2,543	(79)%

Net credit losses	$1	$—	—	$12	$—	—
Credit reserve build (release)	(3)	3	NM	(10)	46	NM
Provision for benefits and claims	9	8	13%	18	19	(5)%
Provision for unfunded lending commitments	(6)	—	—	(6)	—	—

Provisions for credit losses and for benefits and claims	$1	$11	(91)%	$14	$65	(78)%

Income from continuing operations before taxes	$(118)	$11,165	NM	$(56)	$11,219	(100)%
Income taxes (benefits)	(30)	4,390	NM	(49)	4,410	NM

Income from continuing operations	$(88)	$6,775	NM	$(7)	$6,809	(100)%
Net (loss) attributable to noncontrolling interests	7	6	17%	2	(11)	NM

Net income (loss)	$(95)	$6,769	NM	$(9)	$6,820	(100)%

EOP assets (in billions of dollars)	$30	$51	(41)%
EOP deposits (in billions of dollars)	57	56	2

NM    Not meaningful

2Q10 vs. 2Q09

        Revenues, net of interest expense, decreased 99% primarily due to the absence of the $11.1 billion pre-tax gain on sale ($6.7 billion after-tax) on the sale of SB which closed on June 1, 2009. Excluding the gain, revenue declined $1.0 billion, or 88%, driven primarily by the absence of SB revenues.

        Operating expenses decreased 75% from the prior-year quarter, mainly due to the absence of SB expenses.

        Provisions for credit losses and for benefits and claims declined 91%, mainly reflecting lower reserve builds of $6 million and lower provisions for unfunded lending commitments of $6 million.

        Assets declined 41% versus the prior year, primarily driven by the sale of Nikko Cordial Securities and Nikko Asset Management.

2Q10 YTD vs. 2Q09 YTD

        Revenues, net of interest expense, decreased 97% primarily due to the absence of the $11.1 billion pre-tax gain on the sale of SB ($6.7 billion after-tax) which closed on June 1, 2009. Excluding the gain, revenue declined $2.3 billion, or 83%, driven primarily by the absence of SB revenues.

        Operating expenses decreased 79% from the prior-year period, primarily driven by the absence of expenses from the SB and Nikko businesses.

        Provisions for credit losses and for benefits and claims declined 78% primarily due to lower reserve builds of $56 million, partially offset by increased net credit losses of $12 million.

 LOCAL CONSUMER LENDING

        Local Consumer Lending (LCL), which constituted approximately 70% of Citi Holdings by assets as of June 30, 2010, includes a portion of Citigroup's North American mortgage business, retail partner cards, Western European cards and retail banking, CitiFinancial North America, Student Loan Corporation and other local consumer finance businesses globally. At June 30, 2010, LCL had $323 billion of assets ($294 billion in North America). Approximately $143 billion of assets in LCL as of June 30, 2010 consisted of U.S. mortgages in the company's CitiMortgage and CitiFinancial operations. The North American assets consist of residential mortgage loans (first and second mortgages), retail partner card loans, student loans, personal loans, auto loans, commercial real estate, and other consumer loans and assets.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$3,688	$3,185	16%	$7,708	$6,889	12%
Non-interest revenue	518	296	75	1,168	2,613	(55)

Total revenues, net of interest expense(1)	$4,206	$3,481	21%	$8,876	$9,502	(7)%

Total operating expenses	$2,046	$2,376	(14)%	$4,224	$4,846	(13)%

Net credit losses	$4,535	$5,144	(12)%	$9,473	$9,661	(2)%
Credit reserve build (release)	(421)	2,784	NM	(35)	4,346	NM
Provision for benefits and claims	176	259	(32)	410	538	(24)
Provision for unfunded lending commitments	—	—	—	—	—	—

Provisions for credit losses and for benefits and claims	$4,290	$8,187	(48)%	$9,848	$14,545	(32)%

Income (Loss) from continuing operations before taxes	$(2,130)	$(7,082)	70%	$(5,196)	$(9,889)	47%
Income taxes (benefits)	(900)	(2,735)	67	(2,128)	(3,971)	46

Income (Loss) from continuing operations	$(1,230)	$(4,347)	72%	$(3,068)	$(5,918)	48%
Net income attributable to noncontrolling interests	7	5	40	7	11	(36)

Net income (loss)	$(1,237)	$(4,352)	72%	$(3,075)	$(5,929)	48%

Average assets (in billions of dollars)	$333	$358	(7)%	$344	$363	(5)%

Net credit losses as a percentage of average managed loans(2)	6.03%	7.48%

Revenue by business
International	$444	$689	(36)%	$779	$2,713	(71)%
Retail Partner Cards	2,113	789	NM	4,319	2,316	86
North America (ex Cards)	1,649	2,003	(18)	3,778	4,473	(16)

Total GAAP Revenues	$4,206	$3,481	21%	$8,876	$9,502	(7)%
Net impact of credit card securitization activity(1)	—	1,482	NM	—	2,450	NM

Total Managed Revenues	$4,206	$4,963	(15)%	$8,876	$11,952	(26)%

Net Credit Losses by business
International	$495	$962	(49)%	$1,107	$1,780	(38)%
Retail partner cards	1,775	872	NM	3,707	1,773	NM
North America (ex Cards)	2,265	3,310	(32)	4,659	6,108	(24)

Total GAAP net credit losses	$4,535	$5,144	(12)%	$9,473	$9,661	(2)%
Net impact of credit card securitization activity(1)	—	1,278	NM	—	2,335	NM

Total Managed Net Credit Losses	$4,535	$6,422	(29)%	$9,473	$11,996	(21)%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

(2)
See "Managed Presentations" below.

NM    Not meaningful

2Q10 vs. 2Q09

        Revenues, net of interest expense, increased 21%, due to the adoption of SFAS 166/167, partially offset by lower balances due to portfolio run-off, asset sales and divestitures, and a higher mortgage repurchase reserve. Net interest revenue increased 16%, primarily due to the adoption of SFAS 166/167, partially offset by the impact of lower balances.

        Operating expenses declined 14%, due to the impact of divestitures, lower volumes, re-engineering benefits and the absence of costs associated with the U.S. government loss-sharing agreement, which was exited in the fourth quarter of 2009. These items were partially offset by higher restructuring expense in the current quarter due to the previously announced restructuring of Citi Financial.

        Provisions for credit losses and for benefits and claims decreased 48% from the prior quarter, reflecting a reserve release of $421 million, principally related to U.S. retail partner cards, in the current quarter, compared to a reserve build in the prior-year quarter of $2.8 billion. Lower net credit losses were partially offset by the impact of the adoption of SFAS 166/167. On a managed basis, net credit losses declined for the fourth consecutive quarter, driven by improvement in the international portfolios as well as U.S. mortgages and retail partner cards.

        Assets declined 7% versus the prior year, primarily driven by portfolio run-off, higher loan loss reserve balances, and the impact of asset sales, partially offset by an increase of $41 billion resulting from the adoption of SFAS 166/167.

2Q10 YTD vs. 2Q09 YTD

        Revenues, net of interest expense, decreased 7% from the prior-year period. Net interest revenue increased 12% due to the adoption of SFAS 166/167, partially offset by the impact of lower balances due to portfolio run-off and asset sales. Non-interest revenue declined 55%, primarily due to the absence of the $1.1 billion gain on sale of Redecard in first quarter of 2009 and a higher mortgage repurchase reserve in the second quarter.

        Operating expenses decreased 13%, primarily due to the impact of divestitures, lower volumes, re-engineering actions and the absence of costs associated with the U.S. government loss-sharing agreement, which was exited in the fourth quarter of 2009.

        Provisions for credit losses and for benefits and claims decreased 32%, reflecting a net $35 million reserve release in the first half of 2010 compared to a $4.3 billion build in the comparable period of 2009. Lower net credit losses across most businesses were partially offset by the impact of the adoption of SFAS 166/167. On a managed basis, net credit losses were lower, driven by improvement in the international portfolios, as well as U.S. mortgages and retail partner cards.

        Assets declined 5% versus the prior-year period, primarily driven by portfolio run-off, higher loan loss reserve balances, and the impact of asset sales and divestitures, partially offset by an increase of $41 billion resulting from the adoption of SFAS 166/167.

Managed Presentations

	Second Quarter
	2010	2009
Managed credit losses as a percentage of average managed loans	6.03%	7.48%
Impact from credit card securitizations(1)	—	(0.74)

Net credit losses as a percentage of average loans	6.03%	6.74%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

SPECIAL ASSET POOL

        Special Asset Pool (SAP), which constituted approximately 24% of Citi Holdings by assets as of June 30, 2010, is a portfolio of securities, loans and other assets that Citigroup intends to actively reduce over time through asset sales and portfolio run-off. At June 30, 2010, SAP had $112 billion of assets. SAP assets have declined by $216 billion, or 66%, from peak levels in the fourth quarter of 2007, reflecting cumulative asset sales, write-downs and portfolio run-off.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$354	$815	(57)%	$774	$1,804	(57)%
Non-interest revenue	218	(1,191)	NM	1,338	(6,714)	NM

Revenues, net of interest expense	$572	$(376)	NM	$2,112	$(4,910)	NM

Total operating expenses	$120	$189	(37)%	$251	$405	(38)%

Net credit losses	$462	$1,637	(72)%	$754	$3,147	(76)%
Provision for unfunded lending commitments	(39)	52	NM	(65)	80	NM
Credit reserve builds (release)	(376)	(142)	NM	(415)	(110)	NM

Provisions for credit losses and for benefits and claims	$47	$1,547	(97)%	$274	$3,117	(91)%

Income (loss) from continuing operations before taxes	$405	$(2,112)	NM	$1,587	$(8,432)	NM
Income taxes (benefits)	284	(866)	NM	585	(3,238)	NM

Income (loss) from continuing operations	$121	$(1,246)	NM	$1,002	$(5,194)	NM
Net income (loss) attributable to noncontrolling interests	(6)	(48)	88%	10	(48)	NM

Net income (loss)	$127	$(1,198)	NM	$992	$(5,146)	NM

EOP assets (in billions of dollars)	$112	$180	(38)%

NM
Not meaningful

2Q10 vs. 2Q09

        Revenues, net of interest expense, increased $948 million, driven by an improvement in net revenue marks, partially offset by recording $176 million of negative revenues ($70 million of which were included in the net revenue marks) as a result of the reclassifying assets in held-to-maturity to fair value (see "Second Quarter 2010 Executive Summary" above and "Reclassification of Held-to-Maturity Securities to Available-for-Sale" below). Revenues in the current quarter included positive marks of $1.0 billion on subprime-related direct exposures and non-credit accretion of $383 million, partially offset by write-downs on commercial real estate of $174 million and on Alt-A mortgages of $163 million.

        Operating expenses decreased 37% driven by the absence of the U.S. government loss-sharing agreement, exited in the fourth quarter of 2009, and lower tax charges and compensation.

        Provisions for credit losses and for benefits and claims decreased 97%, primarily driven by lower net credit losses of $1.2 billion and a larger reserve release of $234 million.

        Assets declined 38% versus the prior-year quarter due to asset sales (including approximately $8 billion primarily through CDO liquidations), amortization and prepayments, partially offset by the impact of the adoption of SFAS 166/167.

2Q10 YTD vs. 2Q09 YTD

        Revenues, net of interest expense, increased $7.0 billion primarily due to favorable net revenue marks relative to the prior-year period. Revenue year-to-date includes positive marks of $1.9 billion on subprime-related direct exposures and non-credit accretion of $778 million, partially offset by write-downs on commercial real estate of $232 million and on Alt-A mortgages of $327 million.

        Operating expenses decreased 38% mainly driven by lower volumes, lower transaction expenses, and the absence of the U.S. government loss-sharing agreement, exited in the fourth quarter of 2009.

        Provisions for credit losses and for benefits and claims decreased 91%, primarily driven by a $2.4 billion decrease in net credit losses versus the prior-year period and higher reserve releases of $304 million.

        The following table provides details of the composition of SAP assets as of June 30, 2010.

	Assets within Special Asset Pool as of June 30, 2010
In billions of dollars	Carrying value of assets	Face value	Carrying value as % of face value
Securities in Available-for-Sale (AFS)
Corporates	$7.7	$7.8	98%
Prime and non-U.S. mortgage-backed securities (MBS)	7.1	8.6	83
Auction rate securities (ARS)	6.2	8.6	72
Other securities(1)	5.3	7.0	76
Alt-A mortgages	0.6	1.3	46

Total securities in AFS	$27.0	$33.3	81%

Securities in Held-to-Maturity (HTM)
Prime and non-U.S. MBS	$8.3	$10.4	81%
Alt-A mortgages	9.4	18.2	52
Corporate securities	6.1	7.0	87
ARS	1.0	1.2	78
Other securities(2)	3.3	4.3	76

Total securities in HTM	$28.1	$41.0	68%

Loans, leases and letters of credit (LCs) in Held-for-Investment (HFI)/Held-for-Sale (HFS)(3)
Corporates	$11.1	$12.1	92%
Commercial real estate (CRE)	8.0	8.9	90
Other	2.1	2.5	82
Loan loss reserves	(3.2)	—	NM

Total loans, leases and LCs in HFI/HFS	$18.0	$23.4	77%

Mark to market
Subprime securities	$0.8	$4.9	17%
Other securities(4)	5.8	29.5	20
Derivatives	7.2	NM	NM
Loans, leases and letters of credit	3.7	5.4	67
Repurchase agreements	6.2	NM	NM

Total mark-to-market	$23.7	NM	NM

Highly leveraged finance commitments	$2.0	$3.2	62%
Equities (excludes ARS in AFS)	5.9	NM	NM
Monolines	0.4	NM	NM
Consumer and other(5)	6.7	NM	NM

Total	$111.7

(1)
Includes assets previously held by Citi-advised structured investment vehicles (SIVs) that are not otherwise included in the categories above ($3.1 billion of asset-backed securities (ABS), collateralized debt obligations (CDO)/CLOs and government bonds), ABS ($1.0 billion) and municipals ($0.9 billion).

(2)
Includes assets previously held by Citi-advised SIVs that are not otherwise included in the categories above ($2.3 billion of ABS, CDOs/CLOs and government bonds).

(3)
HFS accounts for approximately $1.4 billion of the total.

(4)
Includes $1.4 billion of corporate securities.

(5)
Includes $1.7 billion of small business banking and finance loans and $1.0 billion of personal loans.

Notes: Assets previously held by the Citi-advised SIVs have been allocated to the corresponding asset categories above. SAP had total CRE assets of $11.3 billion at June 30, 2010.

Excludes Discontinued Operations.

Totals may not sum due to rounding.

NM    Not meaningful

Items Impacting SAP Revenues

        The table below provides additional information regarding the net revenue marks affecting the SAP during the second quarters of 2010 and 2009.

	Pretax revenue
In millions of dollars	Second Quarter 2010	Second Quarter 2009
Subprime-related direct exposures(1)	$1,046	$613
CVA related to exposure to monoline insurers	35	157
Alt-A mortgages(2)(3)	(163)	(390)
CRE positions(2)(4)	(174)	(213)
CVA on derivatives positions, excluding monoline insurers(2)	(54)	219
SIV assets	(123)	50
Private equity and equity investments	31	(73)
Highly leveraged loans and financing commitments(5)	—	(237)
ARS proprietary positions(6)	(8)	—
CVA on Citi debt liabilities under fair value option	8	(156)

Subtotal	$598	$(31)
Accretion on reclassified assets(7)	383	501

Total selected revenue items	$981	$470

(1)
Net of impact from hedges against direct subprime ABS CDO super senior positions.

(2)
Net of hedges.

(3)
For these purposes, Alt-A mortgage securities are non-agency residential MBS (RMBS) where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.

(4)
Excludes CRE positions in SIV assets.

(5)
Net of underwriting fees.

(6)
Excludes write-downs of $2 million and $3 million in the second quarter of 2010 and 2009, respectively, from buy-backs of auction rate securities (ARS).

(7)
Recorded as net interest revenue.

        Totals may not sum due to rounding.

 CORPORATE/OTHER

        Corporate/Other includes global staff functions (includes finance, risk, human resources, legal and compliance) and other corporate expense, global operations and technology (O&T), residual Corporate Treasury and Corporate items. At June 30, 2010, this segment had approximately $262 billion of assets, consisting primarily of Citi's liquidity portfolio.

	Second Quarter		Six Months
In millions of dollars	2010	2009	2010	2009
Net interest revenue	$326	$(107)	$642	$(749)
Non-interest revenue	337	(634)	370	508

Total revenues, net of interest expense	$663	$(741)	$1,012	$(241)

Total operating expenses	$352	$322	$811	$423
Provisions for loan losses and for benefits and claims	—	—	1	2

Income (loss) from continuing operations before taxes	$311	$(1,063)	$200	$(666)
Income taxes (benefits)	182	(1,032)	107	17

(Loss) from continuing operations	$129	$(31)	$93	$(683)
Income (loss) from discontinued operations, net of taxes	(3)	(142)	208	(259)

Net income (loss) before attribution of noncontrolling interests	$126	$(173)	$301	$(942)
Net income attributable to noncontrolling interests	—	—	—	(2)

Net income (loss)	$126	$(173)	$301	$(940)

2Q10 vs. 2Q09

        Revenues, net of interest expense, increased primarily due to reduced mark-to-market volatility in Treasury hedging activities, benefits from lower short-term interest rates and gains on credit default swap hedges.

2Q10 YTD vs. 2Q09 YTD

        Revenues, net of interest expense, increased due to improved Treasury results, the impact of lower short-term funding costs and gains on credit default swap hedges.

        Operating Expenses increased, primarily due to compensation-related costs, legal reserve charges and intersegment eliminations.

 SEGMENT BALANCE SHEET AT JUNE 30, 2010

In millions of dollars	Regional Consumer Banking	Institutional Clients Group	Subtotal Citicorp	Citi Holdings	Corporate/Other, Discontinued Operations and Consolidating Eliminations	Total Citigroup Consolidated
Assets
Cash and due from banks	$8,074	$14,825	$22,899	$1,196	$614	$24,709
Deposits with banks	8,176	47,812	55,988	4,510	100,282	160,780
Federal funds sold and securities borrowed or purchased under agreements to resell	340	223,974	224,314	6,468	2	230,784
Brokerage receivables	—	25,424	25,424	11,045	403	36,872
Trading account assets	11,531	284,958	296,489	20,937	(8,014)	309,412
Investments	33,857	98,185	132,042	71,262	113,762	317,066
Loans, net of unearned income
Consumer	216,966	—	216,966	288,480	—	505,446
Corporate	—	161,432	161,432	25,262	26	186,720

Loans, net of unearned income	$216,966	$161,432	$378,398	$313,742	$26	$692,166
Allowance for loan losses	(14,106)	(3,418)	(17,524)	(28,673)	—	(46,197)

Total loans, net	$202,860	$158,014	$360,874	$285,069	$26	$645,969
Goodwill	10,070	10,473	20,543	4,658	—	25,201
Intangible assets (other than MSRs)	2,288	989	3,277	4,591	—	7,868
Mortgage servicing rights (MSRs)	1,890	70	1,960	2,934	—	4,894
Other assets	29,854	37,595	67,449	52,095	54,557	174,101

Total assets	$308,940	$902,319	$1,211,259	$464,765	$261,632	$1,937,656

Liabilities and equity
Total deposits	$291,378	$427,314	$718,692	$82,163	$13,096	$813,951
Federal funds purchased and securities loaned or sold under agreements to repurchase	3,812	191,922	195,734	233	145	196,112
Brokerage payables	134	54,069	54,203	—	571	54,774
Trading account liabilities	28	127,973	128,001	3,000	—	131,001
Short-term borrowings	143	56,844	56,987	6,035	29,730	92,752
Long-term debt	3,033	76,131	79,164	44,261	289,872	413,297
Other liabilities	17,344	16,531	33,875	22,006	22,558	78,439
Net inter-segment funding (lending)	(6,932)	(48,465)	(55,397)	307,067	(251,670)	—
Total Citigroup stockholders' equity	—	—	—	—	$154,806	$154,806
Noncontrolling interest	—	—	—	—	2,524	2,524

Total equity	—	—	—	—	157,330	157,330

Total liabilities and equity	$308,940	$902,319	$1,211,259	$464,765	$261,632	$1,937,656

        The supplemental information presented above reflects Citigroup's consolidated GAAP balance sheet by reporting segment as of June 30, 2010. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors' understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationship of the asset and liability dynamics of the balance sheet components among Citi's business segments.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Historically, Citi has generated capital by earnings from its operating businesses. However, Citi may augment, and during the recent financial crisis did augment, its capital through issuances of common stock, convertible preferred stock, preferred stock, equity issued through awards under employee benefit plans, and, in the case of regulatory capital, through the issuance of subordinated debt underlying trust preferred securities. Further, the impact of future events on Citi's business results, such as corporate and asset dispositions, as well as changes in regulatory and accounting standards, also affect Citi's capital levels.

        Capital is used primarily to support assets in Citi's businesses and to absorb market, credit or operational losses. While capital may be used for other purposes, such as to pay dividends or repurchase common stock, Citi's ability to utilize its capital for these purposes is currently restricted due to its agreements with the U.S. government, generally for so long as the U.S. government continues to hold Citi's common stock or trust preferred securities.

        Citigroup's capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with Citi's risk profile and all applicable regulatory standards and guidelines, as well as external rating agency considerations. The capital management process is centrally overseen by senior management and is reviewed at the consolidated, legal entity and country levels.

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

        In 2009, the U.S. banking regulators developed a new measure of capital termed "Tier 1 Common," which is defined as Tier 1 Capital less non-common elements, including qualifying perpetual preferred stock, qualifying noncontrolling interests, and qualifying mandatorily redeemable securities of subsidiary trusts. Tier 1 Common and related capital adequacy ratios are measures used and relied upon by U.S. banking regulators; however, they are non-GAAP financial measures for SEC purposes. See "Components of Capital Under Regulatory Guidelines" below.

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

        To be "well capitalized" under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. The following table sets forth Citigroup's regulatory capital ratios as of June 30, 2010 and December 31, 2009, respectively.

Citigroup Regulatory Capital Ratios

	Jun. 30, 2010	Dec. 31, 2009
Tier 1 Common	9.71%	9.60%
Tier 1 Capital	11.99	11.67
Total Capital (Tier 1 Capital + Tier 2 Capital)	15.59	15.25
Leverage	6.31	6.87

        As noted in the table above, Citigroup was "well capitalized" under the federal bank regulatory agency definitions as of June 30, 2010 and December 31, 2009.

Components of Capital Under Regulatory Guidelines

In millions of dollars	June 30, 2010	December 31, 2009
Tier 1 Common
Citigroup common stockholders' equity	$154,494	$152,388
Less: Net unrealized losses on securities available-for-sale, net of tax(1)	(2,259)	(4,347)
Less: Accumulated net losses on cash flow hedges, net of tax	(3,184)	(3,182)
Less: Pension liability adjustment, net of tax(2)	(3,465)	(3,461)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in own credit worthiness, net of tax(3)	973	760
Less: Disallowed deferred tax assets(4)	31,493	26,044
Less: Intangible assets:
Goodwill	25,213	25,392
Other disallowed intangible assets	5,393	5,899
Other	(776)	(788)

Total Tier 1 Common	$99,554	$104,495

Qualifying perpetual preferred stock	$312	$312
Qualifying mandatorily redeemable securities of subsidiary trusts	20,091	19,217
Qualifying noncontrolling interests	1,077	1,135
Other	1,875	1,875

Total Tier 1 Capital	$122,909	$127,034

Tier 2 Capital
Allowance for credit losses(5)	$13,275	$13,934
Qualifying subordinated debt(6)	22,825	24,242
Net unrealized pretax gains on available-for-sale equity securities(1)	743	773

Total Tier 2 Capital	$36,843	$38,949

Total Capital (Tier 1 Capital and Tier 2 Capital)	$159,752	$165,983

Risk-weighted assets(7)	$1,024,929	$1,088,526

(1)
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

(2)
The Federal Reserve Board granted interim capital relief for the impact of ASC 715-20, Compensation—Retirement Benefits—Defined Benefits Plans (formerly SFAS 158).

(3)
The impact of including Citigroup's own credit rating in valuing financial liabilities for which the fair value option has been elected is excluded from Tier 1 Capital, in accordance with risk-based capital guidelines.

(4)
Of Citi's approximately $49.9 billion of net deferred tax assets at June 30, 2010, approximately $15.1 billion of such assets were includable without limitation in regulatory capital pursuant to risk-based capital guidelines, while approximately $31.5 billion of such assets exceeded the limitation imposed by these guidelines and, as "disallowed deferred tax assets," were deducted in arriving at Tier 1 Capital. Citigroup's approximately $3.3 billion of other net deferred tax assets primarily represented approximately $1.2 billion of deferred tax effects of unrealized gains and losses on available-for-sale debt securities and approximately $2.1 billion of deferred tax effects of the pension liability adjustment, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines. Citi had approximately $26 billion of disallowed deferred tax assets at December 31, 2009.

(5)
Includable up to 1.25% of risk-weighted assets. Any excess allowance for credit losses is deducted in arriving at risk-weighted assets.

(6)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(7)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $59.8 billion for interest rate, commodity, and equity derivative contracts, foreign exchange contracts, and credit derivatives as of June 30, 2010, compared with $64.5 billion as of December 31, 2009. Market risk equivalent assets included in risk-weighted assets amounted to $63.6 billion at June 30, 2010 and $80.8 billion at December 31, 2009. Risk-weighted assets also include the effect of certain other off-balance-sheet exposures, such as unused lending commitments and letters of credit, and reflect deductions such as certain intangible assets and any excess allowance for credit losses.

Adoption of SFAS 166/167 Impact on Capital

        The adoption of SFAS 166/167 had a significant and immediate impact on Citigroup's capital ratios as of January 1, 2010.

        As described further in Note 1 to the Consolidated Financial Statements, the adoption of SFAS 166/167 resulted in the consolidation of $137 billion of incremental assets and $146 billion of liabilities onto Citigroup's Consolidated Balance Sheet, including securitized credit card receivables on the date of adoption, January 1, 2010. The adoption of SFAS 166/167 also resulted in a net increase of $10 billion in risk-weighted assets. In addition, Citi added $13.4 billion to the loan loss allowance, increased deferred tax assets by $5.0 billion, and reduced retained earnings by $8.4 billion. This translated into a reduction in Tangible Common Equity of $8.4 billion, and a decrease in Tier 1 Common, Tier 1 Capital, and Total Capital of $14.2 billion, $14.2 billion and $14.0 billion, respectively, which were partially offset by net income of $4.4 billion and $2.3 billion of qualifying mandatorily redeemable securities of subsidiary trusts issued during the first quarter of 2010.

        The impact on Citigroup's capital ratios from the January 1, 2010 adoption of SFAS 166/167 was as follows:

As of January 1, 2010	Impact
Tier 1 Common	(138	) bps
Tier 1 Capital	(141	) bps
Total Capital	(142	) bps
Leverage	(118	) bps

TCE (TCE/RWA)	(87	) bps

        For more information, see Note 1 to the Consolidated Financial Statements below.

Common Stockholders' Equity

        Citigroup's common stockholders' equity increased during the six months ended June 30, 2010 by $2.1 billion to $154.5 billion, and represented 8.0% of total assets as of June 30, 2010. Citigroup's common stockholders' equity was $152.4 billion, which represented 8.2% of total assets, at December 31, 2009.

        The table below summarizes the change in Citigroup's common stockholders' equity during the first six months of 2010:

In billions of dollars
Common stockholders' equity, December 31, 2009	$152.4
Transition adjustment to retained earnings associated with the adoption of SFAS 166/167 (as of January 1, 2010)	(8.4)
Net income	7.1
Employee benefit plans and other activities	1.7
ADIA Upper DECs equity units purchase contract	1.9
Net change in accumulated other comprehensive income (loss), net of tax	(0.2)

Common stockholders' equity, June 30, 2010	$154.5

        As of June 30, 2010, $6.7 billion of stock repurchases remained under Citi's authorized repurchase programs. No material repurchases were made in the first six months of 2010, or the year ended December 31, 2009. For so long as the U.S. government holds any Citigroup common stock or trust preferred securities, Citigroup has generally agreed not to acquire, repurchase or redeem any Citigroup equity or trust preferred securities, other than pursuant to administering its employee benefit plans or other customary exceptions, or with the consent of the U.S. government.

Tangible Common Equity (TCE)

        TCE, as defined by Citigroup, represents Common equity less Goodwill and Intangible assets (other than Mortgage Servicing Rights (MSRs)), net of the related net deferred taxes. Other companies may calculate TCE in a manner different from that of Citigroup. Citi's TCE was $121.3 billion at June 30, 2010 and $118.2 billion at December 31, 2009.

        The TCE ratio (TCE divided by risk-weighted assets) was 11.8% at June 30, 2010 and 10.9% at December 31, 2009.

        TCE is a capital adequacy metric used and relied upon by industry analysts; however, it is a non-GAAP financial measure for SEC purposes. A reconciliation of Citigroup's total stockholders' equity to TCE follows:

In millions of dollars	June 30, 2010	Dec. 31, 2009
Total Citigroup stockholders' equity	$154,806	$152,700
Less:
Preferred stock	312	312

Common equity	$154,494	$152,388
Less:
Goodwill	25,201	25,392
Intangible assets (other than MSRs)	7,868	8,714
Goodwill-recorded as assets held for sale in Other assets	12	—
Intangible assets (other than MSRs)— recorded as assets held for sale in Other assets	54	—
Related net deferred tax assets	62	68

Tangible common equity (TCE)	$121,297	$118,214

Tangible assets
GAAP assets	$1,937,656	$1,856,646
Less:
Goodwill	25,201	25,392
Intangible assets (other than MSRs)	7,868	8,714
Goodwill-recorded as assets held for sale in Other assets	12	—
Intangible assets (other than MSRs)— recorded as assets held for sale in Other assets	54	—
Related deferred tax assets	365	386
Federal bank regulatory reclassification	—	5,746

Tangible assets (TA)	$1,904,156	$1,827,900

Risk-weighted assets (RWA)	$1,024,929	$1,088,526

TCE/TA ratio	6.37%	6.47%

TCE/RWA ratio	11.83%	10.86%

Capital Resources of Citigroup's Depository Institutions

        Citigroup's U.S. subsidiary depository institutions are subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the guidelines of the Federal Reserve Board. To be "well capitalized" under current regulatory definitions, Citigroup's depository institutions must have a Tier 1 Capital ratio of at least 6%, a Total Capital (Tier 1 Capital + Tier 2 Capital) ratio of at least 10%, and a Leverage ratio of at least 5%, and not be subject to a regulatory directive to meet and maintain higher capital levels.

        At June 30, 2010 and December 31, 2009, all of Citigroup's U.S. subsidiary depository institutions were "well capitalized" under federal bank regulatory agency definitions, including Citigroup's primary depository institution, Citibank, N.A., as noted in the following table:

Citibank, N.A. Components of Capital and Ratios Under Regulatory Guidelines

In billions of dollars	Jun. 30, 2010	Dec. 31, 2009
Tier 1 Capital	$101.1	$96.8
Total Capital (Tier 1 Capital + Tier 2 Capital)	114.6	110.6

Tier 1 Capital ratio	14.16%	13.16%
Total Capital ratio	16.04	15.03
Leverage ratio(1)	8.90	8.31

(1)
Tier 1 Capital divided by each period's quarterly adjusted average total assets.

        Similar to pending changes to capital standards applicable to Citigroup and its broker-dealer subsidiaries, as discussed below, the capital requirements applicable to Citigroup's subsidiary depository institutions may be subject to change in light of actions currently being considered at both the legislative and regulatory levels.

        There are various legal and regulatory limitations on the ability of Citigroup's subsidiary depository institutions to pay dividends, extend credit or otherwise supply funds to Citigroup and its non-bank subsidiaries. In determining the declaration of dividends, each depository institution must also consider its effect on applicable risk-based capital and Leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup did not receive any dividends from its bank subsidiaries during the first six months of 2010.

        The following table presents the estimated sensitivity of Citigroup's and Citibank, N.A.'s capital ratios to changes of $100 million in Tier 1 Common, Tier 1 Capital, or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator) based on financial information as of June 30, 2010. This information is provided for the purpose of analyzing the impact that a change in Citigroup's or Citibank, N.A.'s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Leverage ratio
	Impact of $100 million change in Tier 1 Common	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average total assets
Citigroup	1.0 bps	0.9 bps	1.0 bps	1.2 bps	1.0 bps	1.5bps	0.5 bps	0.3 bps

Citibank, N.A.	—	—	1.4 bps	2.0 bps	1.4 bps	2.2 bps	0.9 bps	0.8 bps

Broker-Dealer Subsidiaries

        At June 30, 2010, Citigroup Global Markets Inc., a broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI), had net capital, computed in accordance with the SEC's net capital rule, of $8.3 billion, which exceeded the minimum requirement by $7.6 billion.

        In addition, certain of Citi's broker-dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup's broker-dealer subsidiaries were in compliance with their capital requirements at June 30, 2010.

        Similar to pending changes to capital standards applicable to Citigroup, as discussed under "Regulatory Capital Standards Developments" below, net capital requirements applicable to Citigroup's broker-dealer subsidiaries in the U.S. and other jurisdictions may be subject to change in light of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act) and other actions currently being considered at both the legislative and regulatory levels. Citi continues to monitor these developments closely.

Regulatory Capital Standards Developments

        The prospective regulatory capital standards for financial institutions are currently subject to significant debate, rulemaking activity and uncertainty, both in the U.S. as well as internationally. Citi continues to monitor these developments closely.

        Basel II and III.    In late 2005, the Basel Committee on Banking Supervision (Basel Committee) published a new set of risk-based capital standards (Basel II) which would permit banks, including Citigroup, to leverage internal risk models used to measure credit, operational, and market risk exposures to drive regulatory capital calculations. In late 2007, the U.S. banking regulators adopted these standards for large banks, including Citigroup. As adopted, the standards require Citigroup, as a large and internationally active bank, to comply with the most advanced Basel II approaches for calculating credit and operational risk capital requirements, which could result in a need for Citigroup to hold additional regulatory capital. The U.S. implementation timetable consists of a parallel calculation period under the current regulatory capital regime (Basel I) and Basel II followed by a three-year transitional period.

        Citi began parallel reporting on April 1, 2010. There will be at least four quarters of parallel reporting before Citi enters the three-year transitional period. U.S. regulators have reserved the right to change how Basel II is applied in the U.S. following a review at the end of the second year of the transitional period, and to retain the existing prompt corrective action and leverage capital requirements applicable to banking organizations in the U.S. Citigroup intends to implement Basel II within the timeframe required by the U.S. regulators.

        Separate from the Basel II rules for credit and operational risk discussed above, the Basel Committee has proposed revisions to the market risk framework that could also lead to additional capital requirements (Basel III). Although not yet ratified by the Basel Committee or U.S. regulators, the Basel III final rules for capital, leverage and liquidity (Basel III introduces new global standards and ratios for liquidity risk measurement) are currently expected to be published by January 2011, one quarter ahead of Citigroup's earliest date for Basel II implementation for credit and operational risk.

        Financial Reform Act.    In addition to the implementation of Basel II and Basel III, the Financial Reform Act grants new regulatory authority to various U.S. federal regulators, including the Federal Reserve Board and a newly created Financial Stability Oversight Council (Oversight Council), to impose heightened prudential standards on financial institutions such as Citigroup. These standards could include heightened capital, leverage and liquidity standards, as well as requirements for periodic stress tests. The Federal Reserve Board will also have discretion to impose other prudential standards, including contingent capital requirements, and will retain important flexibility to distinguish among bank holding companies such as Citigroup based on their perceived riskiness, complexity, activities, size and other factors.

        In addition, the so-called "Collins Amendment" to the Financial Reform Act will result in new minimum capital requirements for bank holding companies such as Citigroup, and could require Citigroup to replace certain of its outstanding securities that are currently counted towards Citi's Tier 1 Capital requirements, such as trust preferred securities, over a period of time.

FUNDING AND LIQUIDITY

General

        Citigroup's cash flows and liquidity needs are primarily generated within its operating subsidiaries. Exceptions exist for major corporate items, such as equity and certain long-term debt issuances, which take place at the Citigroup corporate level. Generally, Citi's management of funding and liquidity is designed to optimize availability of funds as needed within Citi's legal and regulatory structure. Due to various constraints that limit certain Citi subsidiaries' ability to pay dividends or otherwise make funds available (see "Parameters for Intercompany Funding Transfers" below), Citigroup's primary objectives for funding and liquidity management are established by entity and in aggregate across: (i) the parent holding company/broker dealer subsidiaries; and (ii) bank subsidiaries.

        Currently, Citigroup's primary sources of funding include deposits, long-term debt and long-term collateralized financing, and equity, including preferred, trust preferred securities and common stock. This funding is supplemented by modest amounts of short-term borrowings.

        Citi views its deposit base as its most stable and lowest cost funding source. Citi has focused on maintaining a geographically diverse retail and corporate deposit base that stood at approximately $814 billion as of June 30, 2010, as compared with $828 billion at March 31, 2010 and $836 billion at December 31, 2009. The sequential decline in deposits primarily resulted from FX translation. Excluding FX translation, Citigroup deposits at June 30, 2010 remained flat as compared with the first quarter of 2010. As stated above, Citigroup's deposits are diversified across products and regions, with approximately 63% outside of the U.S.

        At June 30, 2010, long-term debt and commercial paper outstanding for Citigroup, Citigroup Global Markets Holdings Inc. (CGMHI), Citigroup Funding Inc. (CFI) and other Citigroup subsidiaries, collectively, were as follows:

In billions of dollars	Citigroup Parent Company	Other Non-bank	Bank		Total Citigroup(1)
Long-term debt(2)	$189.1	$75.7	$148.5	(3)	$413.3
Commercial paper	—	11.2	25.2		36.4

(1)
Includes $101.0 billion of long-term debt and $25.2 billion of commercial paper related to VIEs consolidated effective January 1, 2010 with the adoption of SFAS 166/167.

(2)
Of this amount, approximately $64.6 billion is guaranteed by the FDIC under the TGLP with $6.3 billion maturing in 2010, $20.3 billion maturing in 2011 and $38 billion maturing in 2012.

(3)
At June 30, 2010, approximately $18.6 billion relates to collateralized advances from the Federal Home Loan Bank.

        The $36.4 billion of commercial paper outstanding as of June 30, 2010 reflects the consolidation of VIEs pursuant to the adoption of SFAS 166/167 effective January 1, 2010; the $10.2 billion at December 31, 2009 was pre-adoption. The VIE consolidation led to an increase in bank subsidiary commercial paper, while non-bank subsidiarycommercial paper remained at recent levels.

        The table below details the long-term debt issuances of Citigroup during the past five quarters.

In billions of dollars	2Q09		3Q09		4Q09		1Q10		2Q10
Debt issued under TLGP guarantee	$17.0		$10.0		$10.0		$—		$—
Debt issued without TLGP guarantee:
Citigroup parent company/CFI	7.4		12.6		4.0	(3)	1.3		5.0	(3)
Other Citigroup subsidiaries	10.1	(1)	7.9	(2)	5.8	(4)	3.7	(5)	0.1

Total(6)	$34.5		$30.5		$19.8		$5.0		$5.1

(1)
Includes $8.5 billion issued through the U.S. government-sponsored Department of Education Conduit Facility, and $1 billion issued by Citibank Pty. Ltd. Australia and guaranteed by the Commonwealth of Australia and other local country debt.

(2)
Includes $3.3 billion issued through the U.S. government-sponsored Department of Education Conduit Facility, and $1 billion issued by Citibank Pty. Ltd. Australia and guaranteed by the Commonwealth of Australia and other local country debt.

(3)
Includes $1.9 billion of senior debt issued under remarketing of $1.9 billion of Citigroup Capital XXIX and $1.9 billion of Citigroup Capital XXX trust preferred securities held by the Abu Dhabi Investment Authority (ADIA) to enable them to execute the forward stock purchase contract in March 2010 and June 2010, respectively.

(4)
Includes $1.4 billion issued through the U.S. government-sponsored Department of Education Conduit Facility and other local country debt.

(5)
Includes $0.5 billion issued through the U.S. government-sponsored Department of Education Conduit Facility, and $0.5 billion issued by Citibank Pty. Ltd. Australia and guaranteed by the Commonwealth of Australia and other local country debt.

(6)
The table excludes the effect of trust preferred issuances, including $27.1 billion in 3Q09 and $2.3 billion in 2Q10.

        See Note 12 to the Consolidated Financial Statements for further detail on Citigroup's and its affiliates' long-term debt and commercial paper outstanding.

        Structural liquidity, defined as the sum of deposits, long-term debt and stockholders' equity as a percentage of total assets, was 71% at June 30, 2010, unchanged as compared with March 31, 2010 and compared with 67% at June 30, 2009.

        In addition, one of Citi's key structural liquidity measures is the cash capital ratio. Cash capital is a broader measure of the ability to fund the structurally illiquid portion of Citigroup's balance sheet than traditional measures, such as deposits to loans or core deposits to loans. Cash capital measures the amount of long-term funding (>1 year) available to fund illiquid assets. Long-term funding includes core customer deposits, long-term debt and equity. Illiquid assets include loans (net of liquidity adjustments), illiquid securities, securities haircuts and other assets (i.e., goodwill, intangibles, fixed assets, receivables, etc.). At June 30, 2010, the combined Citigroup, the parent holding company, and CGMHI, as well as the aggregate bank subsidiaries had an excess of cash capital. In addition, as of June 30, 2010, the combined Citigroup, the parent holding company, and CGMHI maintained liquidity to meet all maturing obligations significantly in excess of a one-year period without access to the unsecured wholesale markets.

Aggregate Liquidity Resources

	Parent & Broker Dealer			Significant Bank Entities			Total
In billions of dollars	Jun. 30, 2010	Mar. 31, 2010	Jun. 30, 2009	Jun. 30, 2010	Mar. 31, 2010	Jun. 30, 2009	Jun. 30, 2010	Mar. 31, 2010	Jun. 30, 2009
Cash at major central banks	$24.7	$9.5	$22.5	$86.0	$108.9	$110.0	$110.7	$118.4	$132.5
Unencumbered Liquid Securities	56.8	72.8	42.5	143.4	128.7	53.3	200.2	201.5	95.8

Total	$81.5	$82.3	$65.0	$229.4	$237.6	$163.3	$310.9	$319.9	$228.3

        As noted in the table above, Citigroup's aggregate liquidity resources totaled $310.9 billion as of June 30, 2010, compared with $319.9 billion at March 31, 2010 and $228.3 billion at June 30, 2009. Excluding the impact of FX translation, the level of liquidity resources at June 30, 2010 was essentially flat to the prior quarter. These amounts are as of quarter-end, and may increase or decrease intra-quarter and intra-day in the ordinary course of business.

        As of June 30, 2010, Citigroup's and its affiliates' liquidity portfolio and broker-dealer "cash box" totaled $81.5 billion, compared with $82.3 billion at March 31, 2010 and $65.0 billion at June 30, 2009. This includes the liquidity portfolio and cash box held in the U.S. as well as government bonds held by Citigroup's broker-dealer entities in the United Kingdom and Japan. Citigroup's bank subsidiaries had an aggregate of approximately $86 billion of cash on deposit with major central banks (including the U.S. Federal Reserve Bank of New York, the European Central Bank, Bank of England, Swiss National Bank, Bank of Japan, the Monetary Authority of Singapore, and the Hong Kong Monetary Authority), compared with approximately $108.9 billion at March 31, 2010 and $110.0 billion at June 30, 2009. These amounts are in addition to cash deposited from the broker-dealer "cash box" noted above.

        Citigroup's bank subsidiaries also have significant additional liquidity resources through unencumbered highly liquid securities available for secured funding through private markets or that are, or could be, pledged to the major central banks and the U.S. Federal Home Loan Banks. The value of these liquid securities was $143.4 billion at June 30, 2010, compared with $128.7 billion at March 31, 2010 and $53.3 billion at June 30, 2009. Significant amounts of cash and liquid securities are also available in other Citigroup entities.

        In addition to the highly liquid securities listed above, Citigroup's bank subsidiaries also maintain additional unencumbered securities and loans which are currently pledged to the U.S. Federal Home Loan Banks and U.S. Federal Reserve Banks.

        Further, Citigroup, as the parent holding company, can transfer funding, subject to certain legal restrictions, to other affiliated entities, including its bank subsidiaries. Citi's non-bank subsidiaries, such as its broker-dealer subsidiaries, can also transfer excess liquidity to the parent holding company through termination of intercompany borrowings, and to the parent holding company and other affiliates, including Citi's bank subsidiaries. In addition, Citigroup's bank subsidiaries, including Citibank, N.A., can lend to Citigroup's non-bank subsidiaries in accordance with Section 23A of the Federal Reserve Act. As of June 30, 2010, the amount available for lending under Section 23A was approximately $26 billion, provided the funds are collateralized appropriately.

Funding Outlook

        Based on the current status of Citi's aggregate liquidity resources discussed above, as well as Citi's continued deleveraging, stability in its deposit base to date, and its increased structural liquidity over the prior two years, Citi currently expects to refinance only a portion of its long-term debt maturing in 2010. In addition, Citi does not currently expect to refinance its TLGP debt as it matures (as set forth in note 2 of the long-term debt above). However, as part of its efforts to maintain and solidify its structural liquidity, as well as extend the duration of liabilities supporting its businesses, for the full year of 2010, Citi currently expects to issue approximately $18 billion to $21 billion in long-term debt (excluding local country debt) an amount that is $3 billion to $6 billion higher than previously-stated estimates. This $18 billion to $21 billion of expected issuance is less than the $35 billion of expected maturities during the year (excluding local country debt). Citi continues to review its funding and liquidity needs and may adjust its expected issuances for the remainder of 2010 due to market conditions or regulatory requirements, among other factors.

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

Citigroup's Debt Ratings as of June 30, 2010

	Citigroup Inc.		Citigroup Funding Inc.		Citibank, N.A.
	Senior debt	Commercial paper	Senior debt	Commercial paper	Long- term	Short- term
Fitch Ratings	A+	F1+	A+	F1+	A+	F1+
Moody's Investors Service	A3	P-1	A3	P-1	A1	P-1
Standard & Poor's (S&P)	A	A-1	A	A-1	A+	A-1

        The credit rating agencies included in the chart above have each indicated that they are evaluating the impact of the Financial Reform Act on the rating support assumptions currently included in their methodologies as related to large bank holding companies. These evaluations are generally as a result of agencies' belief that the Financial Reform Act increases the uncertainty regarding the U.S. government's willingness to provide extraordinary support to such companies. Consistent with such belief and to bring Citi in line with other large banks, S&P and Moody's revised their outlooks on Citigroup's supported ratings from stable to negative in February and July of 2010, respectively. The credit rating agencies have generally indicated that their evaluations of the impact of the Financial Reform Act could take anywhere from several months to two years. The ultimate timing of the completion of the evaluations, as well as the outcomes, is uncertain.

        Ratings downgrades by Fitch Ratings, Moody's Investors Service or Standard & Poor's could have material impacts on funding and liquidity through cash obligations, reduced funding capacity and due to collateral triggers. Because of the current credit ratings of Citigroup Inc., a one-notch downgrade of its senior debt/long-term rating may or may not impact Citigroup Inc.'s commercial paper/short-term rating by one notch. As of June 30, 2010, Citi currently believes that a one-notch downgrade of both the senior debt/long-term rating of Citigroup Inc. and a one-notch downgrade of Citigroup Inc.'s commercial paper/short-term rating could result in the assumed loss of unsecured commercial paper ($10.6 billion) and tender option bonds funding ($1.9 billion) as well as derivative triggers and additional margin requirements ($1.0 billion).

        Additionally, other funding sources, such as repurchase agreements and other margin requirements for which there are no explicit triggers, could be adversely affected. The aggregate liquidity resources of Citigroup's parent holding company and broker-dealer stood at $83.6 billion as of June 30, 2010, in part as a contingency for such an event, and a broad range of mitigating actions are currently included in the Citigroup Contingency Funding Plan. These mitigating factors include, but are not limited to, accessing funding capacity from existing clients, diversifying funding sources, adjusting the size of select trading books, and tailoring levels of reverse repurchase agreement lending.

        Citi currently believes that a more severe ratings downgrade scenario, such as a two-notch downgrade of the senior debt/long-term rating of Citigroup Inc., accompanied by a one-notch downgrade of Citigroup Inc.'s commercial paper/short-term rating, could result in an additional $1.6 billion in funding requirement in the form of cash obligations and collateral.

        Further, as of June 30, 2010, a one-notch downgrade of the senior debt/long-term ratings of Citibank, N.A. could result in an approximate $3.6 billion funding requirement in the form of collateral and cash obligations. Because of the current credit ratings of Citibank, N.A., a one-notch downgrade of its senior debt/long-term rating is unlikely to have any impact on its commercial paper/short-term rating. The significant bank entities, Citibank, N.A., and other bank vehicles have aggregate liquidity resources of $229 billion, and have a detailed contingency funding plan that encompasses a broad range of mitigating actions.

 OFF-BALANCE-SHEET ARRANGEMENTS

        Citigroup and its subsidiaries are involved with several types of off-balance-sheet arrangements, including special purpose entities (SPEs), primarily in connection with securitization activities in Regional Consumer Banking and Institutional Clients Group. Citigroup and its subsidiaries use SPEs principally to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup's financial assets, assisting clients in securitizing their financial assets and creating investment products for clients. The adoption of SFAS 166/167, effective on January 1, 2010, caused certain SPEs, including credit card receivables securitization trusts and asset-backed commercial paper conduits, to be consolidated in Citi's Financial Statements. For further information on Citi's securitization activities and involvement in SPEs, see Notes 1 and 14 to the Consolidated Financial Statements.

MANAGING GLOBAL RISK

        Citigroup's risk management framework balances strong corporate oversight with well-defined independent risk management functions for each business and region, as well as cross-business product expertise. The Citigroup risk management framework is described in Citigroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

CREDIT RISK

Loan and Credit Overview

        During the second quarter of 2010, Citigroup's aggregate loan portfolio decreased by $29.6 billion to $692.2 billion. Citi's total allowance for loan losses totaled $46.2 billion at June 30, 2010, a coverage ratio of 6.72% of total loans, down from 6.80% at March 31, 2010 and up from 5.60% in the second quarter of 2009.

        During the second quarter of 2010, Citigroup recorded a net release of $1.5 billion to its credit reserves and allowance for unfunded lending commitments, compared to a $3.9 billion build in the second quarter of 2009. The release consisted of a net release of $683 million for corporate loans ($253 million release in ICG and approximately $400 million release in SAP), and a net release of $827 million for consumer loans, mainly for Retail Partner Cards in Citi Holdings, LATAM RCB and Asia RCB (mainly a $412 million release in RCB and a $421 million release in LCL). Despite the reserve release for consumer loans, the coincident months of coverage of the consumer portfolio increased from 15.5 to 15.9 months, significantly higher than the year-ago level of 12.7 months.

        Net credit losses of $8.0 billion during the second quarter of 2010 decreased $3.5 billion from year-ago levels (on a managed basis). The decrease consisted of a net decrease of $2.2 billion for consumer loans (mainly a $1.9 billion decrease in LCL and a $321 million decrease in RCB) and a decrease of $1.3 billion for corporate loans ($1.2 billion decrease in SAP and a $126 million decrease in ICG).

        Consumer non-accrual loans (which excludes credit card receivables) totaled $13.8 billion at June 30, 2010, compared to $15.6 billion at March 31, 2010 and $15.8 billion at June 30, 2009. The consumer loan 90 days or more delinquency rate was 3.67% at June 30, 2010, compared to 4.01% at March 31, 2010 and 3.68% a year ago. The 30 to 89 days past due consumer loan delinquency rate was 3.06% at June 30, 2010, compared to 3.19% at March 31, 2010 and 3.41% a year ago. During the second quarter of 2010, both early- and later-stage delinquencies declined across most of the consumer loan portfolios, driven by improvement in North America mortgages. Delinquencies declined in first mortgages, entirely as a result of asset sales and loans moving from the trial period under the U.S. Treasury's Home Affordable Modification Program (HAMP) to permanent modification.

        Corporate non-accrual loans were $11.0 billion at June 30, 2010, compared to $12.9 billion at March 31, 2010 and $12.5 billion a year ago. The decrease from the prior quarter was mainly due to loan sales, write-offs and paydowns, which were partially offset by increases due to weakening of certain borrowers.

        See below for a discussion of Citi's loan and credit accounting policies.

 Loans Outstanding

In millions of dollars at year end	2nd Qtr. 2010	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009	2nd Qtr. 2009
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$171,102	$180,334	$183,842	$191,748	$197,358
Installment, revolving credit, and other	61,867	69,111	58,099	57,820	61,645
Cards	125,337	127,818	28,951	36,039	33,750
Commercial and industrial	5,540	5,386	5,640	5,848	6,016
Lease financing	6	7	11	15	16

	$363,852	$382,656	$276,543	$291,470	$298,785

In offices outside the U.S.
Mortgage and real estate (1)	$47,921	$49,421	$47,297	$47,568	$45,986
Installment, revolving credit, and other	38,115	44,541	42,805	45,004	45,556
Cards	37,510	38,191	41,493	41,443	42,262
Commercial and industrial	16,420	14,828	14,780	14,858	13,858
Lease financing	677	771	331	345	339

	$140,643	$147,752	$146,706	$149,218	$148,001

Total consumer loans	$504,495	$530,408	$423,249	$440,688	$446,786
Unearned income	951	1,061	808	803	866

Consumer loans, net of unearned income	$505,446	$531,469	$424,057	$441,491	$447,652

Corporate loans
In U.S. offices
Commercial and industrial	$11,656	$15,558	$15,614	$19,692	$26,125
Loans to financial institutions	31,450	31,279	6,947	7,666	8,181
Mortgage and real estate (1)	22,453	21,283	22,560	23,221	23,862
Installment, revolving credit, and other	14,812	15,792	17,737	17,734	19,856
Lease financing	1,244	1,239	1,297	1,275	1,284

	$81,615	$85,151	$64,155	$69,588	$79,308

In offices outside the U.S.
Commercial and industrial	$65,615	$64,903	$68,467	$73,564	$78,512
Installment, revolving credit, and other	11,174	10,956	9,683	10,949	11,638
Mortgage and real estate (1)	7,301	9,771	9,779	12,023	11,887
Loans to financial institutions	20,646	19,003	15,113	16,906	15,856
Lease financing	582	663	1,295	1,462	1,560
Governments and official institutions	1,046	1,324	1,229	826	713

	$106,364	$106,620	$105,566	$115,730	$120,166

Total corporate loans	$187,979	$191,771	$169,721	$185,318	$199,474
Unearned income	(1,259)	(1,436)	(2,274)	(4,598)	(5,436)

Corporate loans, net of unearned income	$186,720	$190,335	$167,447	$180,720	$194,038

Total loans—net of unearned income	$692,166	$721,804	$591,504	$622,211	$641,690
Allowance for loan losses—on drawn exposures	(46,197)	(48,746)	(36,033)	(36,416)	(35,940)

Total loans—net of unearned income and allowance for credit losses	$645,969	$673,058	$555,471	$585,795	$605,750
Allowance for loan losses as a percentage of total loans—net of unearned income(2)	6.72%	6.80%	6.09%	5.85%	5.60%

Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(2)	7.87%	7.84%	6.70%	6.44%	6.25%

Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(2)	3.59%	3.90%	4.56%	4.42%	4.11%

(1)
Loans secured primarily by real estate.

(2)
The first and second quarters of 2010 exclude loans which are carried at fair value.

        Certain lending products included in the loan table above have terms that may give rise to additional credit issues. Credit cards with below-market introductory interest rates, multiple loans supported by the same collateral (e.g., home equity loans), and interest-only loans are examples of such products. However, Citi does not believe these products are material to its financial position and results and are closely managed via credit controls that mitigate the additional inherent risk.

Impaired Loans

        Impaired loans are those where Citigroup believes it is probable that it will not collect all amounts due according to the original contractual terms of the loan. Impaired loans include corporate non-accrual loans as well as smaller-balance homogeneous loans whose terms have been modified due to the borrower's financial difficulties and Citigroup granted a concession to the borrower. Such modifications may include interest rate reductions and/or principal forgiveness. Valuation allowances for impaired loans are estimated considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's original contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. Consumer impaired loans exclude smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis, as well as substantially all loans modified for periods of 12 months or less. As of June 30, 2010, loans included in those short-term programs amounted to $7 billion.

        The following table presents information about impaired loans:

In millions of dollars at year end	June 30, 2010	December 31, 2009
Non-accrual corporate loans
Commercial and industrial	$6,565	$6,347
Loans to financial institutions	478	1,794
Mortgage and real estate	2,568	4,051
Lease financing	58	—
Other	1,367	1,287

Total non-accrual corporate loans	$11,036	$13,479

Impaired consumer loans(1)
Mortgage and real estate	$16,094	$10,629
Installment and other	4,440	3,853
Cards	5,028	2,453

Total impaired consumer loans	$25,562	$16,935

Total(2)	$36,598	$30,414

Non-accrual corporate loans with valuation allowances	$7,035	$8,578
Impaired consumer loans with valuation allowances	25,143	16,453

Non-accrual corporate valuation allowance	$2,355	$2,480
Impaired consumer valuation allowance	7,540	4,977

Total valuation allowances (3)	$9,895	$7,457

(1)
Prior to 2008, Citi's financial accounting systems did not separately track impaired smaller-balance, homogeneous consumer loans whose terms were modified due to the borrowers' financial difficulties and it was determined that a concession was granted to the borrower. Smaller-balance consumer loans modified since January 1, 2008 amounted to $24.7 billion and $15.9 billion at June 30, 2010 and December 31, 2009, respectively. However, information derived from Citi's risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $26.6 billion and $18.1 billion at June 30, 2010 and December 31, 2009, respectively.

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

        Prior to the adoption of SFAS 166/167 in 2010, U.S. credit card receivables were classified at origination as loans-held-for-sale to the extent that management did not have the intent to hold the receivables for the foreseeable future or until maturity. Prior to 2010, the U.S. credit card securitization forecast for the three months following the latest balance sheet date, excluding replenishments, was the basis for the amount of such loans classified as held-for-sale. Cash flows related to U.S. credit card loans classified as held-for-sale at origination or acquisition are reported in the cash flows from operating activities category on the line Change in loans held-for-sale.

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

  •
  Unsecured loans in bankruptcy are charged off within 60 days of notification of filing by the bankruptcy court or within the contractual write-off periods, whichever occurs earlier.

  •
  Real estate-secured loans in bankruptcy are written down to the estimated value of the property, less costs to sell, at the later of 60 days after notification or 60 days contractually past due.

  •
  Non-bank unsecured personal loans in bankruptcy are charged off when they are 30 days contractually past due.

Corporate loans

        Corporate loans represent loans and leases managed by ICG or the Special Asset Pool. Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well-collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan.

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

Allowance for Loan Losses

        Allowance for loan losses represents management's best estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and troubled debt restructurings. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable loan losses inherent in the overall portfolio. Additions to the allowance are made through the provision for loan losses. Loan losses are deducted from the allowance, and subsequent recoveries are added. Securities received in exchange for loan claims in debt restructurings are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance, and are subsequently accounted for as securities available-for-sale.

Corporate loans

        In the corporate portfolios, the allowance for loan losses includes an asset-specific component and a statistically-based component. The asset-specific component is calculated under ASC 310-10-35, Receivables—Subsequent Measurement (formerly SFAS 114) on an individual basis for larger-balance, non-homogeneous loans, which are considered impaired. An asset-specific allowance is established when the discounted cash flows, collateral value (less disposal costs), or observable market price of the impaired loan is lower than its carrying value. This allowance considers the borrower's overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors (discussed further below) and, if appropriate, the realizable value of any collateral. The asset-specific component of the allowance for smaller balance impaired loans is calculated on a pool basis considering historical loss experience. The allowance for the remainder of the loan portfolio is calculated under ASC 450, Contingencies (formerly SFAS 5) using a statistical methodology, supplemented by management judgment. The statistical analysis considers the portfolio's size, remaining tenor, and credit quality as measured by internal risk ratings assigned to individual credit facilities, which reflect probability of default and loss given default. The statistical analysis considers historical default rates and historical loss severity in the event of default, including historical average levels and historical variability. The result is an estimated range for inherent losses. The best estimate within the range is then determined by management's quantitative and qualitative assessment of current conditions, including general economic conditions, specific industry and geographic trends, and internal factors including portfolio concentrations, trends in internal credit quality indicators, and current and past underwriting standards.

        For both the asset-specific and the statistically-based components of the allowance for loan losses, management may incorporate guarantor support. The financial wherewithal of the guarantor is evaluated, as applicable, based on net worth, cash flow statements and personal or company financial statements which are updated and reviewed at least annually. Typically, a guarantee arrangement is used to facilitate cooperation in a restructuring situation. A guarantor's reputation and willingness to work with Citigroup is evaluated based on the historical experience with the guarantor and the knowledge of the marketplace. In the rare event that the guarantor is unwilling or unable to perform or facilitate borrower cooperation, Citi pursues a legal remedy. If Citi does not pursue a legal remedy, it is because Citi does not believe the guarantor has the financial wherewithal to perform regardless of legal action, or because there are legal limitations on simultaneously pursuing guarantors and foreclosure. A guarantor's reputation does not typically impact our decision or ability to seek performance under guarantee.

        In cases where a guarantee is a factor in the assessment of loan losses, it is typically included via adjustment to the loan's internal risk rating, which in turn is the basis for the adjustment to the statistically-based component of the allowance for loan losses. To date, it is only in rare circumstances that an impaired commercial or CRE loan is carried at a value in excess of the appraised value due to a guarantee.

        When Citi's monitoring of the loan indicates that the guarantor's wherewithal to pay is uncertain or has deteriorated, there is either no change in the risk rating, because the guarantor's credit support was never initially factored in, or the risk rating is adjusted to reflect that uncertainty or deterioration. Accordingly, a guarantor's ultimate failure to perform or a lack of legal enforcement of the guarantee does not materially impact the allowance for loan losses, as there is typically no further significant adjustment of the loan's risk rating at that time.

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

        Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing, and classified loans, trends in volumes and terms of loans, an evaluation of overall credit quality, the credit process, including lending policies and procedures, and economic, geographical, product and other environmental factors. In addition, valuation allowances are determined for impaired smaller-balance homogeneous loans whose terms have been modified due to the borrowers' financial difficulties and where it has been determined that a concession was granted to the borrower. Such modifications may include interest rate reductions, principal forgiveness and/or term extensions. Where long-term concessions have been granted, such modifications are accounted for as troubled debt restructurings (TDRs). The allowance for loan losses for TDRs is determined in accordance with ASC-310-10-35 by comparing expected cash flows of the loans discounted at the loans' original effective interest rates to the carrying value of the loans. Where short-term concessions have been granted, the allowance for loan losses is materially consistent with the requirements of ASC-310-10-35.

        Loans included in the U.S. Treasury's Home Affordable Modification Program (HAMP) trial period are not classified as modified under short-term or long-term programs, and the allowance for loan losses for these loans is calculated under ASC 450-20. The allowance calculation for HAMP trial loans uses default rates that assume that the borrower will not successfully complete the trial period and receive a permanent modification. As of June 30, 2010, of the loans in which the trial period has ended, 37% of the loan balances were successfully modified under HAMP, 12% were modified under the Citi Supplemental program, 6% received HAMP Re-age, (each as described under Consumer Loan Modification Programs) and 45% did not receive any modification from Citi to date.

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

  •
  Statistically calculated losses inherent in the classifiably managed portfolio for performing and de minimis non-performing exposures. The calculation is based upon: (i) Citigroup's internal system of credit-risk ratings, which are analogous to the risk ratings of the major rating agencies; and (ii) historical default and loss data, including rating-agency information regarding default rates from 1983 to 2009, and internal data dating to the early 1970s on severity of losses in the event of default.

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

 Details of Credit Loss Experience

In millions of dollars	2nd Qtr. 2010	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009	2nd Qtr. 2009
Allowance for loan losses at beginning of period	$48,746	$36,033	$36,416	$35,940	$31,703

Provision for loan losses
Consumer	$6,672	$8,244	$7,077	$7,321	$10,010
Corporate	(149)	122	764	1,450	2,223

	$6,523	$8,366	$7,841	$8,771	$12,233

Gross credit losses
Consumer
In U.S. offices	$6,494	$6,942	$4,360	$4,459	$4,694
In offices outside the U.S.	1,774	1,797	2,187	2,406	2,305
Corporate
In U.S. offices	563	404	478	1,101	1,216
In offices outside the U.S.	290	155	877	483	558

	$9,121	$9,298	$7,902	$8,449	$8,773

Credit recoveries
Consumer
In U.S. offices	$460	$419	$160	$149	$131
In offices outside the U.S.	318	300	327	288	261
Corporate
In U.S. offices	307	177	246	30	4
In offices outside the U.S.	74	18	34	13	22

	$1,159	$914	$767	$480	$418

Net credit losses
In U.S. offices	$6,290	$6,750	$4,432	$5,381	$5,775
In offices outside the U.S.	1,672	1,634	2,703	2,588	2,580

Total	$7,962	$8,384	$7,135	$7,969	$8,355

Other—net(1)(2)(3)(4)(5)	$(1,110)	$12,731	$(1,089)	$(326)	$359

Allowance for loan losses at end of period(6)	$46,197	$48,746	$36,033	$36,416	$35,940

Allowance for loan losses as a % of total loans	6.72%	6.80%	6.09%	5.85%	5.60%
Allowance for unfunded lending commitments(7)	$1,054	$1,122	$1,157	$1,074	$1,082

Total allowance for loan losses and unfunded lending commitments	$47,251	$49,868	$37,190	$37,490	$37,022

Net consumer credit losses	$7,490	$8,020	$6,060	$6,428	$6,607
As a percentage of average consumer loans	5.75%	6.04%	5.43%	5.66%	5.88%

Net corporate credit losses	$472	$364	$1,075	$1,541	$1,748
As a percentage of average corporate loans	0.25%	0.19%	0.61%	0.82%	0.89%

Allowance for loan losses at end of period(8)
Citicorp	$17,524	$18,503	$10,731	$10,956	$10,676
Citi Holdings	28,673	30,243	25,302	25,460	25,264

Total Citigroup	$46,197	$48,746	$36,033	$36,416	$35,940

Allowance by type
Consumer(9)	$39,578	$41,422	$28,397	$28,420	$27,969
Corporate	6,619	7,324	7,636	7,996	7,971

Total Citigroup	$46,197	$48,746	$36,033	$36,416	$35,940

(1)
The second quarter of 2010 includes a reduction of approximately $230 million related to the transfers to held-for-sale of the Canada Cards portfolio and an Auto portfolio. Additionally, the 2010 second quarter includes a reduction of approximately $480 million related to the sale or transfers to held-for-sale of U.S. real estate lending loans.

(2)
The first quarter of 2010 primarily includes $13.4 billion related to the impact of consolidating entities in connection with Citi's adoption of SFAS 166/167 (see discussion on page 3 and in Note 1 to the Consolidated Financial Statements) and reductions of approximately $640 million related to the sale or transfer to held-for-sale of U.S. and U.K. real estate lending loans.

(3)
The fourth quarter of 2009 includes a reduction of approximately $335 million related to securitizations and approximately $400 million related to the sale or transfer to held-for-sale of U.S. real estate lending loans.

(4)
The third quarter of 2009 primarily includes a reduction to the credit loss reserves of $562 million related to the transfer of the U.K. Cards portfolio to held-for-sale, partially offset by increases related to FX translation.

(5)
The second quarter of 2009 primarily includes increases to the credit loss reserves, primarily related to FX translation.

(6)
Included in the allowance for loan losses are reserves for loans which have been subject to troubled debt restructurings (TDRs) of $7,320 million, $6,926 million, $4,819 million, $4,587 million and $3,810 million as of June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009 and June 30, 2009, respectively.

(7)
Represents additional credit loss reserves for unfunded corporate lending commitments and letters of credit recorded in Other Liabilities on the Consolidated Balance Sheet.

(8)
Allowance for loan losses represents management's best estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and TDRs. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio.

(9)
Included in the second quarter of 2010 consumer loan loss reserve is $20.6 billion related to Citi's global credit card portfolio. See discussion on page 3 and in Note 1 to the Consolidated Financial Statements.

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

Non-accrual loans

In millions of dollars	2nd Qtr. 2010	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009	2nd Qtr. 2009
Citicorp	$4,510	$5,024	$5,353	$5,507	$5,395
Citi Holdings	20,302	23,544	26,387	27,177	22,851

Total non-accrual loans (NAL)	$24,812	$28,568	$31,740	$32,684	$28,246

Corporate NAL(1)
North America	$4,411	$5,660	$5,621	$5,263	$3,499
EMEA	5,508	5,834	6,308	7,969	7,690
Latin America	570	608	569	416	230
Asia	547	830	981	1,061	1,056

	$11,036	$12,932	$13,479	$14,709	$12,475

Citicorp	$2,573	$2,975	$3,238	$3,300	$3,159
Citi Holdings	8,463	9,957	10,241	11,409	9,316

	$11,036	$12,932	$13,479	$14,709	$12,475

Consumer NAL(1)
North America	$11,289	$12,966	$15,111	$14,609	$12,154
EMEA	690	790	1,159	1,314	1,356
Latin America	1,218	1,246	1,340	1,342	1,520
Asia	579	634	651	710	741

	$13,776	$15,636	$18,261	$17,975	$15,771

Citicorp	$1,937	$2,049	$2,115	$2,207	$2,236
Citi Holdings	11,839	13,587	16,146	15,768	13,535

	$13,776	$15,636	$18,261	$17,975	$15,771

(1)
Excludes purchased distressed loans as they are generally accreting interest until write-off. The carrying value of these loans was $672 million at June 30, 2010, $804 million at March 31, 2010, $920 million at December 31, 2009, $1.267 billion at September 30, 2009 and $1.509 billion at June 30, 2009.

Non-Accrual Assets (continued)

        The table below summarizes Citigroup's other real estate owned (OREO) assets. This represents the carrying value of all property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

OREO	2nd Qtr. 2010	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009	2nd Qtr. 2009
Citicorp	$870	$881	$874	$284	$291
Citi Holdings	790	632	615	585	664
Corporate/Other	13	8	11	15	14

Total OREO	$1,673	$1,521	$1,500	$884	$969

North America	$1,428	$1,291	$1,294	$682	$789
EMEA	146	134	121	105	97
Latin America	43	51	45	40	29
Asia	56	45	40	57	54

	$1,673	$1,521	$1,500	$884	$969

Other repossessed assets(1)	$55	$64	$73	$76	$72

(1)
Primarily transportation equipment, carried at lower of cost or fair value, less costs to sell.

Non-accrual assets (NAA)—Total Citigroup	2nd Qtr. 2010	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009	2nd Qtr. 2009
Corporate NAL	$11,036	$12,932	$13,479	$14,709	$12,475
Consumer NAL	13,776	15,636	18,261	17,975	15,771

NAL	$24,812	$28,568	$31,740	$32,684	$28,246

OREO	$1,673	$1,521	$1,500	$884	$969
Other repossessed assets	55	64	73	76	72

NAA	$26,540	$30,153	$33,313	$33,644	$29,287

NAL as a percentage of total loans	3.58%	3.96%	5.37%	5.25%	4.40%
NAA as a percentage of total assets	1.37%	1.51%	1.79%	1.78%	1.58%
Allowance for loan losses as a percentage of NAL(1)	186%	171%	114%	111%	127%

NAA—Total Citicorp	2nd Qtr. 2010	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009	2nd Qtr. 2009
NAL	$4,510	$5,024	$5,353	$5,507	$5,395
OREO	870	881	874	284	291
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$5,380	$5,905	$6,227	$5,791	$5,686

NAA as a percentage of total assets	0.44%	0.48%	0.55%	0.54%	0.54%
Allowance for loan losses as a percentage of NAL(1)	389%	368%	200%	199%	198%

NAA—Total Citi Holdings
NAL	$20,302	$23,544	$26,387	$27,177	$22,851
OREO	790	632	615	585	664
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

NAA	$21,092	$24,176	$27,002	$27,762	$23,515

NAA as a percentage of total assets	4.54%	4.81%	5.54%	4.99%	4.04%
Allowance for loan losses as a percentage of NAL(1)	141%	128%	96%	94%	111%

(1)
The allowance for loan losses includes the allowance for credit card ($20.6 billion at June 30, 2010) and purchased distressed loans, while the non-accrual loans exclude credit card balances and purchased distressed loans, as these generally continue to accrue interest until write-off.

N/A    Not available at the Citicorp or Citi Holdings level.

Renegotiated Loans

        The following table presents loans which were modified in a troubled debt restructuring.

In millions of dollars	June 30, 2010	December 31, 2009
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial	$254	$203
Mortgage and real estate	169	—
Other	143	—

	$566	$203

In offices outside the U.S.
Commercial and industrial	$192	$145
Mortgage and real estate	7	2
Other	—	—

	$199	$147

Total corporate renegotiated loans	$765	$350

Consumer renegotiated loans(2)(3)(4)(5)
In U.S. offices
Mortgage and real estate	$16,582	$11,165
Cards	4,044	992
Installment and other	2,180	2,689

	$22,806	$14,846

In offices outside the U.S.
Mortgage and real estate	$734	$415
Cards	985	1,461
Installment and other	2,189	1,401

	3,908	3,277

Total consumer renegotiated loans	$26,714	$18,123

(1)
Includes $476 million and $317 million of non-accrual loans included in the non-accrual assets table above, at June 30, 2010 and December 31, 2009, respectively.

(2)
Includes $2,257 million and $2,000 million of non-accrual loans included in the non-accrual assets table above, at June 30, 2010 and December 31, 2009, respectively.

(3)
Includes $27 million of commercial real estate loans at June 30, 2010.

(4)
Includes $92 million and $16 million of commercial loans at June 30, 2010 and December 31, 2009, respectively.

(5)
Smaller balance homogeneous loans were derived from Citi's risk management systems.

Representations and Warranties

        When selling a loan, Citi makes various representations and warranties relating to, among other things, the following:

  •
  Citi's ownership of the loan;

  •
  the validity of the lien securing the loan;

  •
  the absence of delinquent taxes or liens against the property securing the loan;

  •
  the effectiveness of title insurance on the property securing the loan;

  •
  the process used in selecting the loans for inclusion in a transaction;

  •
  the loan's compliance with any applicable loan criteria established by the buyer; and

  •
  the loan's compliance with applicable local, state and federal laws.

        The specific representations and warranties made by Citi depend on the nature of the transaction and the requirements of the buyer. Market conditions and credit-rating agency requirements may also affect representations and warranties and the other provisions Citi may agree to in loan sales.

        Citi's representations and warranties are generally not subject to stated limits in amount or time of coverage. However, contractual liability arises only when the representations and warranties are breached and generally only when a loss results from the breach. In the event of a breach of these representations and warranties, Citi may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest), with the identified defects, or indemnify ("make whole") the investors for their losses.

        For the three and six months ended June 30, 2010, almost half of Citi's repurchases and make-whole payments were attributable to misrepresentation of facts by either the borrower or a third party (e.g., income, employment, debts, FICO, etc.), up from approximately a quarter for the respective periods in 2009. In addition, for the three and six months ended June 30, 2010, approximately 20% of Citi's repurchases and make-whole payments related to appraisal issues (e.g., an error or misrepresentation of value), up from approximately 9% for the respective 2009 periods. The third largest category of repurchases and make-whole payments in 2010, to date, related to program requirements (e.g., a loan that does not meet investor guidelines such as contractual interest rate), which was the second largest category in the first half of 2009. There is not a meaningful difference in incurred or estimated loss for each type of defect.

        In the case of a repurchase, Citi will bear any subsequent credit loss on the mortgage loan and the loan is typically considered a credit-impaired loan and accounted for under SOP 03-3, "Accounting for Certain Loans and Debt Securities, Acquired in a Transfer" (now incorporated into ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality). To date, these repurchases have not had a material impact on Citi's non-performing loan statistics because credit-impaired purchased SOP 03-3 loans are not included in non-accrual loans.

        As evidenced by the tables below, to date, Citigroup's repurchases have primarily been from the government sponsored entities (GSEs).

        The unpaid principal balance of repurchased loans for representation and warranty claims for the three months ended June 30, 2010 and June 30, 2009 was as follows:

	Three months ended June 30,
	2010	2009
In millions of dollars	Unpaid Principal Balance	Unpaid Principal Balance
GSEs	$63	$83
Private investors	8	4

Total	$71	$87

        The unpaid principal balance of repurchased loans for representation and warranty claims for the six months ended June 30, 2010 and June 30, 2009 was as follows:

	Six months ended June 30,
	2010	2009
In millions of dollars	Unpaid Principal Balance	Unpaid Principal Balance
GSEs	$150	$156
Private investors	12	10

Total	$162	$166

        In addition, Citi recorded make-whole payments of $43 million and $17 million for the three months ended June 30, 2010 and June 30, 2009, respectively, and $66 million and $24 million for the six months ended June 30, 2010 and June 30, 2009, respectively.

        Citi has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold loans (repurchase reserve) that is included in Other liabilities in the Consolidated Balance Sheet. The repurchase reserve is net of reimbursements estimated to be received by Citi for indemnification agreements relating to previous acquisitions of mortgage servicing rights. In the case of a repurchase of a credit-impaired SOP 03-3 loan, the difference between the loan's fair value and unpaid principal balance at the time of the repurchase is recorded as a utilization of the repurchase reserve. Make-whole payments to the investor are also treated as utilizations and charged directly against the reserve. The repurchase reserve is estimated when Citi sells loans (recorded as an adjustment to the gain on sale, which is included in Other revenue in the Consolidated Statement of Income) and is updated quarterly. Any change in estimate is recorded in Other revenue in the Consolidated Statement of Income.

        The repurchase reserve is calculated separately by sales vintage (i.e., the year the loans were sold) based on various assumptions. While substantially all of Citi's current loan sales are with GSEs, with which Citi has considerable historical experience, these assumptions contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. The most significant assumptions used to calculate the reserve levels are as follows:

  •
  Loan documentation requests: Assumptions regarding future expected loan documentation requests exist as a means to predict future repurchase demand trends. This assumption is based on recent historical trends as well as anecdotal evidence and general industry knowledge around the current repurchase environment. For example, Citi has observed an increase in the level of staffing and focus by the GSEs to "put" more loans back to servicers. These factors are considered in the forecast of expected future repurchase claims and changes in these trends could have a positive or negative impact on Citigroup's repurchase reserve. During 2009 and the first half of 2010, loan documentation requests were trending higher than in previous periods, which in turn had a negative impact on the repurchase reserve.

  •
  Repurchase claims as a percentage of loan documentation requests: Given that loan documentation requests are an indicator of future repurchase claims, an assumption is made regarding the conversion rate from loan documentation requests to repurchase claims. This assumption is based on historical performance and, if actual rates differ in the future, could also impact repurchase reserve levels. This percentage was generally stable during 2009 and the first quarter of 2010, but deteriorated slightly in the second quarter of 2010.

  •
  Claims appeal success rate: This assumption represents Citi's expected success at rescinding an investor claim by satisfying the investor demand for more information, disputing the claim validity, etc. This assumption is based on recent historical successful appeals rates. These rates could fluctuate and, in Citi's experience, have historically fluctuated significantly based on changes in the validity or composition of claims. During 2009 and the first quarter of 2010, Citi's appeal success rate improved from levels in prior periods, which had a favorable impact on the repurchase reserve. However, there was a slight deterioration in the appeal success rate in the second quarter of 2010.

  •
  Estimated loss given repurchase or make-whole: The assumption of the estimated loss amount per given repurchase or make-whole payment is applied separately for each sales vintage to capture volatile housing prices highs and lows. The assumption is based on actual and expected losses of recent repurchases/make-whole payments calculated for each sales vintage year, which are impacted by factors such as macroeconomic indicators and overall housing values. During 2009, the loss per loan on repurchases/make-whole payments increased. While Citi experienced stabilization in this metric during the first quarter of 2010, such metric slightly deteriorated in the second quarter of 2010.

        In Citi's experience to date, as stated above, the request for loan documentation packages is an early indicator of a potential claim. During 2009, loan documentation package requests and the level of outstanding claims increased. In addition, Citi's loss severity estimates increased during 2009 due to the impact of macroeconomic factors and its experience with actual losses at such time. As set forth in the tables below, these factors contributed to changes in estimates for the repurchase reserve amounting to $103 million and $247 million for the three months and six months ended June 30, 2009, respectively.

        During the second quarter of 2010, loan documentation package requests and the level of outstanding claims further increased. In addition, there was an overall deterioration in the other key assumptions due to the impact of macroeconomic factors and Citi's continued experience with actual losses. These factors contributed to the $347 million change in estimate for the repurchase reserve in the quarter.

        As indicated above, the repurchase reserve is calculated by sales vintage. The majority of the repurchases in 2010 were from the 2006 through 2008 sales vintages and, in 2009, were from the 2006 and 2007 vintages, which also represent the vintages with the largest loss-given-repurchase. An insignificant percentage of 2010 and 2009 repurchases were from vintages prior to 2006, and Citi currently anticipates that this percentage will decrease, as those vintages are later in the credit cycle. Although early in the credit cycle, to date, Citi has experienced improved repurchase and loss-given-repurchase statistics from the 2009 and 2010 vintages.

        The activity in the repurchase reserve for the three months ended June 30, 2010 and June 30, 2009 was as follows:

	Three months ended June 30,
In millions of dollars	2010	2009
Balance, beginning of period	$450	$218
Additions for new sales	4	13
Change in estimate	347	103
Utilizations	(74)	(55)

Balance, end of period	$727	$279

        The activity in the repurchase reserve for the six months ended June 30, 2010 and June 30, 2009 was as follows:

	Six months ended June 30,
In millions of dollars	2010	2009
Balance, beginning of period	$482	$75
Additions for new sales	9	19
Change in estimate	347	247
Utilizations	(111)	(62)

Balance, end of period	$727	$279

        Citi does not believe a meaningful range of reasonably possible loss related to its repurchase reserve can be determined.

        Projected future repurchases are calculated, in part, based on the level of unresolved claims at quarter-end as well as trends in claims being made by investors. For GSEs, the response to the repurchase claim is required within 90 days of the claim receipt. If Citi did not respond within 90 days, the claim would then be discussed between Citi and the GSE. For private investors, the time period for responding is governed by the individual sale agreement. If the specified timeframe is exceeded, the investor may choose to initiate legal action.

        As would be expected, as the trend in claims and inventory increases, Citi's reserve for repurchases typically increases. Included in Citi's current reserve estimate is an assumption that repurchase claims will remain at elevated levels for the foreseeable future, although the actual number of claims may differ and is subject to uncertainty. Furthermore, approximately half of the repurchase claims in Citi's recent experience have been successfully appealed and resulted in no loss to Citi.

        The number of unresolved claims by type of claimant as of June 30, 2010 and December 31, 2009, was as follows:

Number of claims	June 30 2010	December 31 2009
GSEs	4,166	2,575
Private investors	214	309
Mortgage insurers(1)	98	204

Total	4,478	3,088

(1)
Represents the insurer's rejection of a claim for loss reimbursement that has yet to be resolved. To the extent that mortgage insurance will not cover the claim on a loan, Citi may have to make-whole the GSE or private investor.

Consumer Loan Details

Consumer Loan Delinquency Amounts and Ratios

	Total loans(6)	90+ days past due(1)			30-89 days past due(1)
In millions of dollars, except EOP loan amounts in billions	Jun. 2010	Jun. 2010	Mar. 2010	Jun. 2009	Jun. 2010	Mar. 2010	Jun. 2009
Citicorp
Total	$218.5	$3,733	$3,937	$4,289	$3,858	$4,294	$4,328
Ratio		1.71%	1.78%	1.97%	1.77%	1.94%	1.99%

Retail Bank
Total	109.1	804	782	767	1,131	1,200	1,084
Ratio		0.74%	0.71%	0.74%	1.04%	1.08%	1.05%
North America	30.2	245	142	97	241	236	87
Ratio		0.81%	0.45%	0.29%	0.80%	0.75%	0.26%
EMEA	4.3	50	52	70	145	182	235
Ratio		1.16%	1.06%	1.23%	3.37%	3.71%	4.12%
Latin America	19.6	308	352	316	305	346	337
Ratio		1.57%	1.81%	1.92%	1.56%	1.78%	2.04%
Asia	55.0	201	236	284	440	436	425
Ratio		0.37%	0.43%	0.60%	0.80%	0.80%	0.90%

Citi-Branded Cards(2)(3)
Total	109.4	2,929	3,155	3,522	2,727	3,094	3,244
Ratio		2.68%	2.86%	3.07%	2.49%	2.81%	2.83%
North America	77.2	2,130	2,304	2,366	1,828	2,145	2,024
Ratio		2.76%	2.97%	2.84%	2.37%	2.76%	2.43%
EMEA	2.6	72	77	99	90	113	146
Ratio		2.77%	2.66%	3.54%	3.46%	3.90%	5.21%
Latin America	12.0	481	510	707	485	475	693
Ratio		4.01%	4.21%	5.84%	4.04%	3.93%	5.73%
Asia	17.6	246	264	350	324	361	381
Ratio		1.40%	1.51%	2.12%	1.84%	2.06%	2.31%

Citi Holdings—Local Consumer Lending
Total	286.3	14,371	16,808	15,869	11,201	12,236	14,371
Ratio		5.24%	5.66%	4.80%	4.08%	4.12%	4.35%
International	24.6	724	953	1,551	939	1,059	1,845
Ratio		2.94%	3.44%	3.93%	3.82%	3.82%	4.67%
North America retail partner cards(2)(3)	50.2	2,004	2,385	2,590	2,150	2,374	2,749
Ratio		3.99%	4.38%	4.09%	4.28%	4.36%	4.34%
North America (excluding cards)(4)(5)	211.5	11,643	13,470	11,728	8,112	8,803	9,777
Ratio		5.84%	6.27%	5.16%	4.07%	4.10%	4.30%

Total Citigroup (excluding Special Asset Pool)	$504.8	$18,104	$20,745	$20,158	$15,059	$16,530	$18,699
Ratio		3.67%	4.01%	3.68%	3.06%	3.19%	3.41%

(1)
The ratios of 90 days or more past due and 30 to 89 days past due are calculated based on end-of-period loans.

(2)
The 90 days or more past due balances for Citi-branded cards and retail partner cards are generally still accruing interest. Citigroup's policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(3)
The above information presents consumer credit information on a managed basis. Citigroup adopted SFAS 166/167 effective January 1, 2010. As a result, beginning in the first quarter of 2010, there is no longer a difference between reported and managed delinquencies. Prior quarters' managed delinquencies are included herein for comparative purposes to the 2010 delinquencies. Managed basis reporting historically impacted the North America Regional Consumer Banking—Citi-branded cards and the Local Consumer Lending—retail partner cards businesses. The historical disclosures reflect the impact from credit card securitizations only. See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

(4)
The 90 days or more and 30 to 89 days past due and related ratios for North America LCL (excluding cards) exclude U.S. mortgage loans that are guaranteed by U.S. government sponsored agencies since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90 days or more past due and (end-of-period loans) for each period are: $5.0 billion ($9.4 billion), $5.2 billion ($9.0 billion), and $4.3 billion ($8.7 billion) as of June 30, 2010, March 31, 2010 and June 30, 2009, respectively. The amounts excluded for loans 30 to 89 days past due (end-of-period loans have the same adjustment as above) for each period are: $1.6 billion, $1.2 billion, and $0.7 billion, as of June 30, 2010, March 31, 2010 and June 30, 2009, respectively.

(5)
The June 30, 2010 and March 31, 2010 loans 90 days or more past due and 30-89 days past due and related ratios for North America (excluding cards) excludes $2.6 billion and $2.9 billion, respectively, of loans that are carried at fair value.

(6)
Total loans include interest and fees on credit cards.

 Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2Q10	2Q10	1Q10	2Q09
Citicorp
Total	$217.8	$2,922	$3,040	$1,406
Add: impact of credit card securitizations(3)		—	—	1,837
Managed NCL		$2,922	$3,040	$3,243
Ratio		5.38%	5.57%	6.01%

Retail Bank
Total	109.3	304	289	428
Ratio		1.12%	1.07%	1.66%
North America	30.7	79	73	88
Ratio		1.03%	0.92%	1.01%
EMEA	4.5	46	47	74
Ratio		4.10%	3.81%	5.30%
Latin America	19.4	96	91	138
Ratio		1.98%	1.99%	3.40%
Asia	54.7	83	78	128
Ratio		0.61%	0.59%	1.10%

Citi-Branded Cards
Total	108.5	2,618	2,751	978
Add: impact of credit card securitizations(3)		—	—	1,837
Managed NCL		2,618	2,751	2,815
Ratio		9.68%	9.96%	10.02%
North America	76.2	2,047	2,084	219
Add: impact of credit card securitizations(3)		—	—	1,837
Managed NCL		2,047	2,084	2,056
Ratio		10.77%	10.67%	10.08%
EMEA	2.7	39	50	47
Ratio		5.79%	6.99%	6.73%
Latin America	12.0	361	418	472
Ratio		12.07%	14.01%	15.91%
Asia	17.6	171	199	240
Ratio		3.90%	4.53%	5.94%

Citi Holdings—Local Consumer Lending
Total	301.7	4,535	4,938	5,144
Add: impact of credit card securitizations(3)		—	—	1,278
Managed NCL		4,535	4,938	6,422
Ratio		6.03%	6.30%	7.48%
International	26.1	495	612	962
Ratio		7.61%	8.27%	9.72%
North America retail partner cards	53.1	1,775	1,932	872
Add: impact of credit card securitizations(3)		—	—	1,278
Managed NCL		1,775	1,932	2,150
Ratio		13.41%	13.72%	13.58%
North America (excluding cards)	222.5	2,265	2,394	3,310
Ratio		4.08%	4.20%	5.50%

Total Citigroup (excluding Special Asset Pool)	$519.5	$7,457	$7,978	$6,550
Add: impact of credit card securitizations(3)		—	—	3,115
Managed NCL		7,457	7,978	9,665
Ratio		5.76%	6.00%	6.92%

(1)
Average loans include interest and fees on credit cards.

(2)
The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)
See page 3 and Note 1 to the Consolidated Financial Statements for a discussion of the impact of SFAS 166/167.

 Consumer Loan Modification Programs

        Citigroup has instituted a variety of modification programs to assist borrowers with financial difficulties. These programs, as described below, include modifying the original loan terms, reducing interest rates, extending the remaining loan duration and/or waiving a portion of the remaining principal balance. At June 30, 2010, Citi's significant modification programs consisted of the U.S. Treasury's Home Affordable Modification Program (HAMP), as well as short-term and long-term modification programs, each as summarized below.

        HAMP.    The HAMP is designed to reduce monthly first mortgage payments to a 31% housing debt ratio (monthly mortgage payment, including property taxes, insurance and homeowner dues, divided by monthly gross income) by lowering the interest rate, extending the term of the loan and deferring or forgiving principal of certain eligible borrowers who have defaulted on their mortgages or who are at risk of imminent default due to economic hardship. The interest rate reduction for first mortgages under HAMP is in effect for five years and the rate then increases up to 1% per year until the interest rate cap (the lower of the original rate or the Freddie Mac Weekly Primary Mortgage Market Survey rate for a 30-year fixed rate conforming loan as of the date of the modification) is reached.

        In order to be entitled to loan modifications, borrowers must complete a three- to- five-month trial period, make the agreed payments and provide the required documentation. Beginning March 1, 2010, documentation is required to be provided prior to beginning the trial period, whereas prior to that date, it was required to be provided before the end of the trial period. This change generally means that Citi is able to verify income up front for potential HAMP participants before they begin making lower monthly payments. Citi currently believes this change will limit the number of borrowers who ultimately fall out of the trials and potentially mitigates the impact of HAMP trial participants on early bucket delinquency data.

        During the trial period, Citi requires that the original terms of the loans remain in effect pending completion of the modification. From inception through June 30, 2010, approximately $8.5 billion of first mortgages were enrolled in the HAMP trial period, while $2.5 billion have successfully completed the trial period. Upon completion of the trial period, the terms of the loan are contractually modified, and it is accounted for as a troubled debt restructuring (see "Long-term programs" below).

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

        Loans included in the HAMP trial period are not classified as modified under short-term or long-term programs, and the allowance for loan losses for these loans is calculated under ASC 450-20. See "Loan Accounting Policies" above for a further discussion of the allowance for loan losses for such modified loans.

        As of June 30, 2010, of the loans in which the trial period has ended, 37% of the loan balances were successfully modified under HAMP, 12% were modified under the Citi Supplemental program, 6% received HAMP Re-age, (as described under Consumer Loan Modification Programs) and 45% did not receive any modification from Citi to date.

        Long-term programs.    Long-term modification programs or troubled debt restructurings (TDRs) occur when the terms of a loan have been modified due to the borrowers' financial difficulties and a long-term concession has been granted to the borrower. Substantially all long-term programs in place provide interest rate reductions. See "Loan Accounting Policies" above for a discussion of the allowance for loan losses for such modified loans.

        The following table presents Citigroup's consumer loan TDRs as of June 30, 2010 and December 31, 2009, respectively. As discussed above under "HAMP", HAMP loans whose terms are contractually modified after successful completion of the trial period are included in the balances below:

	Accrual		Non-accrual
In millions of dollars	Jun. 30, 2010	Dec. 31, 2009	Jun. 30, 2010	Dec. 31, 2009
Mortgage and real estate	$14,135	$8,654	$1,776	$1,413
Cards(1)	4,995	2,303	34	150
Installment and other	3,431	3,128	333	250

(1)
2010 balances reflect the adoption of SFAS 166/167.

        The predominant amount of these TDRs are concentrated in the U.S. Citi's significant long-term U.S. modification programs include:

Mortgages

        Citi Supplemental.    The Citi Supplemental (CSM) program was designed by Citi to assist borrowers ineligible for HAMP or who become ineligible through the HAMP trial period process. If the borrower already has less than a 31% housing debt ratio, the modification offered is an interest rate reduction (up to 2.5% with a floor rate of 4%) which is in effect for two years, and the rate then increases up to 1% per year until the interest rate is at the pre-modified contractual rate. If the borrower's housing debt ratio is greater than 31%, specific treatment steps for HAMP, including an interest rate reduction, will be followed to achieve a 31% housing debt ratio. The modified interest rate is in effect for two years and then increases up to 1% per year until the interest rate is at the pre-modified contractual rate. If income documentation was not supplied previously for HAMP, it is required for CSM. Three or more trial payments are required prior to modification. These payments can be made during the HAMP and/or CSM trial period.

        HAMP Re-Age.    As previously disclosed, loans in the HAMP trial period are aged according to their original contractual terms, rather than the modified HAMP terms. This results in the receivable being reported as delinquent even if the reduced payments agreed to under the program are made by the borrower. Upon conclusion of the trial period, loans that do not qualify for a long-term modification are returned to the delinquency status in which they began their trial period. However, that delinquency status would be further deteriorated for each trial payment not made (HAMP Re-age). HAMP Re-age establishes a non-interest-bearing deferral based on the difference between the original contractual amounts due and the HAMP trial payments made. Citigroup considers this re-age and deferral process to constitute a concession to a borrower in financial difficulty and therefore records the loans as TDRs upon re-age.

        2nd FDIC.    The 2nd FDIC modification program guidelines were created by the FDIC for delinquent or current borrowers where default is reasonably foreseeable. The program is designed for second mortgages and uses various concessions, including interest rate reductions, non-interest-bearing principal deferral, principal forgiveness, extending maturity dates, and forgiving accrued interest and late fees. These potential concessions are applied in a series of steps (similar to HAMP) that provides an affordable payment to the borrower (generally a combined housing payment ratio of 42%). The first step generally reduces the borrower's interest rate to 2% for fixed-rate home equity loans and 0.5% for home equity lines of credit. The interest rate reduction is in effect for the remaining term of the loan.

        FHA/VA.    Loans guaranteed by the Federal Housing Administration (FHA) or Department of Veterans Affairs (VA) are modified through the normal modification process required by those respective agencies. Borrowers must be delinquent and concessions include interest rate reductions, principal forgiveness, extending maturity dates, and forgiving accrued interest and late fees. The interest rate reduction is in effect for the remaining loan term. Losses on FHA loans are borne by the sponsoring agency provided that the insurance has not been breached as a result of an origination defect. The VA establishes a loan-level loss cap, beyond which Citi is liable for loss. Historically, Citi's losses on FHA and VA loans have been negligible.

        CFNA Adjustment of Terms (AOT).    This program is targeted to Consumer Finance customers with a permanent hardship. Payment reduction is provided through the re-amortization of the remaining loan balance, typically at a lower interest rate Modified loan tenors may not exceed a period of 480 months. Generally, the rescheduled payment cannot be less than 50% of the original payment amount unless the AOT is a result of participation in the CitiFinancial Home Affordability Modification Program (CHAMP) or military service member's Credit Relief Act Program (SCRA), or as a result of settlement, court order, judgment, or bankruptcy. Customers must make a qualifying payment at the reduced payment amount in order to qualify for the modification. In addition, customers must provide income verification (pay stubs and/or tax returns) and monthly obligations are validated through an updated credit report.

        Other.    Prior to the implementation of the HAMP, CSM and 2nd FDIC programs, Citigroup's U.S. mortgage business offered certain borrowers various tailored modifications, which included reducing interest rates, extending the remaining loan duration and/or waiving a portion of the remaining principal balance. Citigroup currently believes that substantially all of its future long-term U.S. mortgage modifications, at least in the near term, will be included in the programs mentioned above.

North America Cards

        Paydown.    The Paydown program is designed to liquidate a customer's balance within 60 months. It is available to customers who indicate long-term hardship (e.g., long-term disability, death of a co-borrower, medical issues or a non-temporary income reduction, such as an occupation change). Payment requirements are decreased by reducing interest rates charged to either 9.9% or 0%, depending upon the customer situation, and designed to amortize at least 1% of the balance each month. Under this program, fees are discontinued, and charging privileges are permanently rescinded.

        CCG.    The CCG program handles proposals received via external consumer credit counselors on the customer's behalf. In order to qualify, customers work with a credit counseling agency to develop a plan to handle their overall budget, including money owed to Citi. A copy of the counseling agency's proposal letter is required. The annual percentage rate (APR) is reduced to 9.9%. The account fully amortizes in 60 months. Under this program, fees are discontinued, and charging privileges are permanently rescinded.

        Interest Reversal Paydown.    The Interest Reversal Paydown program is also designed to liquidate a customer's balance within 60 months. It is available to customers who indicate a long-term hardship.Accumulated interest and fees owed to Citi are reversed upon enrollment, and future interest and fees are discontinued. Payment requirements are reduced and are designed to amortize at least 1% of the balance each month. Under this program, like the programs discussed above, fees are discontinued, and charging privileges are permanently rescinded.

U.S. Installment Loans

        Auto Hardship Amendment.    This program is targeted to customers with a permanent hardship. Examples of permanent hardships include disability subsequent to loan origination, divorce where the party remaining with the vehicle does not have the necessary income to service the debt, or death of a co-borrower. In order to qualify for this program, a customer must complete an "Income and Expense Analysis" and provide proof of income. This analysis is used to determine ability to pay and to establish realistic loan terms (which generally consist of a reduction in interest rates, but could also include principal forgiveness). The borrower must make a payment within 30 days prior to the amendment.

        CFNA Adjustment of Terms (AOT).    This program is targeted to Consumer Finance customers with a permanent hardship. Payment reduction is provided through the re-amortization of the remaining loan balance, typically at a lower interest rate. Loan payments may be rescheduled over a period not to exceed 120 months. Generally, the rescheduled payment cannot be less than 50% of the original payment amount, unless the AOT is a result of a military service member's SCRA, or as a result of settlement, court order, judgment or bankruptcy. The interest rate cannot be reduced below 9% (except in the instances listed above). Customers must make a qualifying payment at the reduced payment amount in order to qualify for the modification. In addition, customers must provide proof of income and monthly obligations are validated through an updated credit report.

        For general information on Citi's U.S. installment loan portfolio, see "U.S. Installment and Other Revolving Loans" below.

        The following table sets forth, as of June 30, 2010, information relating to Citi's significant long-term U.S. modification programs:

In millions of dollars	Program balance	Program start date(1)	Average interest rate reduction	Average % payment relief	Average tenor of modified loans	Deferred principal	Principal forgiveness
U.S. Consumer Mortgage Lending
HAMP	$2,331	3Q09	4%	41%	32 years	$289	$2
Citi Supplemental	835	4Q09	3	24	28 years	46	1
HAMP Re-age	439	1Q10	N/A	N/A	25 years	7	—
2nd FDIC	355	2Q09	7	48	25 years	21	6
FHA/VA	3,604		2	16	28 years	—	—
Adjustment of Terms (AOTs)	3,700		3	23	29 years
Other	3,782		4	42	28 years	33	47
North America Cards
Paydown	2,218		14	—	60 months
CCG	1,756		10	—	60 months
Interest Reversal Paydown	213		18	—	60 months
U.S. Installment
Auto Hardship Amendment	723		9	28	51 months		6
AOTs	1,062		8	34	106 months

(1)
Provided if program was introduced within the last 18 months.

        Short-term programs.    Citigroup has also instituted short-term programs (primarily in the U.S.) to assist borrowers experiencing temporary hardships. These programs include short-term (12 months or less) interest rate reductions and deferrals of past due payments. The loan volume under these short-term programs has increased significantly over the past 18 months , and loan loss reserves for these loans have been enhanced, giving consideration to the higher risk associated with those borrowers and reflecting the estimated future credit losses for those loans. See "Loan Accounting Policies" above for a further discussion of the allowance for loan losses for such modified loans.

        The following table presents the amounts of gross loans modified under short-term interest rate reduction programs in the U.S. as of June 30, 2010:

	June 30, 2010
In millions of dollars	Accrual	Non-accrual
Cards	$3,732
Mortgage and real estate	1,812	$50
Installment and other	1,364	80

        Significant short-term U.S. programs include:

North America Cards

        Universal Payment Program (UPP).    The North America cards business provides short-term interest rate reductions to assist borrowers experiencing temporary hardships through the UPP. Under this program, a participant's APR is reduced by at least 500 basis points for a period of up to 12 months. The minimum payment is tailored to the customer's needs and is designed to amortize at least 1% of the principal balance each month. The participant's APR returns to its original rate at the end of the term or earlier if they fail to make the required payments.

U.S. Consumer Mortgage Lending

        Temporary AOT.    This program is targeted to Consumer Finance customers with a temporary hardship. Examples of temporary hardships would include a short-term medical disability or a temporary reduction of pay. Under this program, the interest rate is reduced for either a five- or an eleven-month period. At the end of the temporary modification period, the interest rate reverts to the pre-modification amount. If the customer is still undergoing hardship at the conclusion of the temporary payment reduction, a second extension of the temporary terms can be considered in either of the time period increments above. In cases where the account is severely past due (over 60 days past due) at the expiration of the temporary modification period, the terms of the modification are made permanent and the payment is kept at the reduced amount for the remaining life of the loan.

U.S Installment and Other Revolving Loans

        Temporary AOT.    This program is targeted to Consumer Finance customers with a temporary hardship. Under this program, the interest rate is reduced for either a five- or an eleven-month period. At the end of the temporary modification period, the interest rate reverts to the pre-modification amount. If the customer is still undergoing hardship at the conclusion of the temporary payment reduction, a second extension of the temporary terms can be considered in either of the time period increments above. In cases where the account is severely past due (over 90 days past due) at the expiration of the temporary modification period, the terms of the modification are made permanent and the payment is kept at the reduced amount for the remaining life of the loan.

        The following table set forth, as of June 30, 2010, information related to Citi's significant short-term U.S. modification programs:

In millions of dollars	Program balance	Program start date(1)	Average interest rate reduction	Average time period for reduction
UPP	$3,732		19%	12 months
U.S. Consumer Mortgage Temporary AOT	1,852	1Q09	3%	8 months
U.S. Installment Temporary AOT	1,444	1Q09	5%	7 months

(1)
Provided if program was introduced within the last 18 months.

        Payment deferrals that do not continue to accrue interest (extensions) primarily occur in the U.S. residential mortgage business. Under an extension, payments that are contractually due are deferred to a later date, thereby extending the maturity date by the number of months of payments being deferred. Extensions assist delinquent borrowers who have experienced short-term financial difficulties that have been resolved by the time the extension is granted. An extension can only be offered to borrowers who are past due on their monthly payments but have since demonstrated the ability and willingness to pay as agreed. Other payment deferrals continue to accrue interest and are not deemed to offer concessions to the customer. Other types of concessions are not material.

        Please see "U.S. Consumer Mortgage Lending," "North America Cards," and "U.S. Installment and Other Revolving Loans" below for a discussion of the impact, to date, of Citi's significant U.S. loan modification programs described above on the respective loan portfolios.

U.S. Consumer Mortgage Lending

Overview

        Citi's North America consumer mortgage portfolio consists of both first lien and second lien mortgages. As of June 30, 2010, the first lien mortgage portfolio totaled approximately $109 billion while the second lien mortgage portfolio was approximately $53 billion. Although the majority of the mortgage portfolio is reported in LCL within Citi Holdings, there are $18 billion of first lien mortgages and $5 billion of second lien mortgages reported in Citicorp.

        Citi's first lien mortgage portfolio includes $9.6 billion of loans with Federal Housing Administration (FHA) or Veterans Administration (VA) guarantees. These portfolios consist of loans originated to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally have higher loan-to-value ratios (LTVs). Losses on FHA loans are borne by the sponsoring agency, provided that the insurance has not been breached as a result of an origination defect. The VA establishes a loan-level loss cap, beyond which Citi is liable for loss. FHA and VA loans have high delinquency rates but, given the guarantees, Citi has experienced negligible credit losses on these loans. The first lien mortgage portfolio also includes $1.8 billion of loans with LTVs above 80%, which have insurance through private mortgage insurance (PMI) companies, and $2.0 billion of loans subject to long-term standby commitments(1) (LTSC), with U.S. government sponsored entities (GSEs), for which Citi has limited exposure to credit losses. Citi's second lien mortgage portfolio also includes $1.5 billion of loans subject to LTSCs with GSEs, for which Citi has limited exposure to credit losses. Citi's allowance for loan loss calculations take into consideration the impact of these guarantees.

Impact of Mortgage Modification Programs on Consumer Mortgage Portfolio

        As discussed in "Consumer Loan Modification Programs" above, Citigroup also offers short-term and long-term real estate loan modification programs. The main objective of these programs is generally to reduce the payment burden for the borrower and improve the net present value of cash flows. Citi monitors the performance of its real estate loan modification programs by tracking credit loss rates by vintage. At 18 months after modifying an account, in Citi's experience to date, credit loss rates are typically reduced by approximately one-third compared to accounts that were not modified.

        Citigroup considers a combination of historical re-default rates, the current economic environment, and the nature of the modification program in forecasting expected cash flows in the determination of the allowance for loan losses on TDRs. With respect to HAMP, contractual modifications of loans that successfully completed the HAMP trial period began in the third quarter of 2009; accordingly, this is the earliest HAMP vintage available for comparison. While Citi continues to evaluate the impact of HAMP, Citi's experience to date is that re-default rates are likely to be lower for HAMP-modified loans as compared to Citi Supplemental modifications due to what it believes to be the deeper payment and interest rate reductions associated with HAMP modifications.

Consumer Mortgage Quarterly Trends—Delinquencies and Net Credit Losses

        The following charts detail the quarterly trends in delinquencies and net credit losses for the Citi's first and second lien North America consumer mortgage portfolios.

        In the first lien mortgage portfolio, as previously disclosed, both delinquencies and net credit losses have continued to be impacted by the HAMP trial loans and the growing backlog of foreclosures in process. As previously disclosed, loans in the HAMP trial modification period that do not make their original contractual payments are reported as delinquent, even if the reduced payments agreed to under the program are made by the borrower. Upon conclusion of the trial period, loans that are not modified permanently are returned to the delinquency status in which they began their trial period, adjusted for the number of payments received during the trial period. If the loans are modified permanently, they will be returned to current status.

        In addition, the growing amount of foreclosures in process, which continues to be related to an industry-wide phenomenon resulting from foreclosure moratoria and other efforts to prevent or forestall foreclosure, have specific implications for the portfolio:

  •
  They tend to inflate the amount of 180+ day delinquencies in our mortgage statistics.

  •
  They can result in increasing levels of consumer non-accrual loans, as Citi is unable to take possession of the underlying assets and sell these properties on a timely basis.

  •
  They could have a dampening effect on net interest margin as non-accrual assets build on the company's balance sheet.

As set forth in the charts below, both first and second lien mortgages experienced fewer 90 days or more delinquencies in the second quarter of 2010, which led to lower net credit losses in the quarter as well. For first lien mortgages, the sequential improvement in 90 days or more delinquencies was driven entirely by asset sales and HAMP trials converting into permanent modifications. In the quarter, Citi sold $1.3 billion in delinquent mortgages. As of June 30, 2010, $2.5 billion of HAMP trial modifications in Citi's on-balance sheet portfolio were converted to permanent modifications, up from $1.6 billion at the end of the first quarter of 2010. For second lien mortgages, the net credit loss decrease during the quarter was driven by roll rate improvement.

(1)
A LTSC is a structured transaction in which Citi transfers the credit risk of certain eligible loans to an investor in exchange for a fee. These loans remain on balance sheet unless they reach a certain delinquency level (between 120 and 180 days), in which case the LTSC investor is required to buy the loan at par.

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

        Citi's credit risk policy is not to offer option adjustable rate mortgages (ARMs)/negative amortizing mortgage products to its customers. As a result, option ARMs/negative amortizing mortgages represent an insignificant portion of total balances since they were acquired only incidentally as part of prior portfolio and business purchases.

        A portion of loans in the U.S. consumer mortgage portfolio currently requires a payment to satisfy only the current accrued interest for the payment period, or an interest-only payment. Citi's mortgage portfolio includes approximately $28 billion of first- and second- lien home equity lines of credit (HELOCs) that are still within their revolving period and have not commenced amortization. The interest-only payment feature during the revolving period is standard for the HELOC product across the industry. The first lien mortgage portfolio contains approximately $30 billion of ARMs that are currently required to make an interest-only payment. These loans will be required to make a fully amortizing payment upon expiration of their interest-only payment period, and most will do so within a few years of origination. Borrowers that are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. First lien mortgage loans with this payment feature are primarily to high credit quality borrowers that have on average significantly higher refreshed FICO scores than other loans in the first lien mortgage portfolio.

Loan Balances

        First Lien Mortgages—Loan Balances.    As a consequence of the difficult economic environment and the decrease in housing prices, LTV and FICO scores have generally deteriorated since origination, as depicted in the table below. On a refreshed basis, approximately 31% of first lien mortgages had a LTV ratio above 100%, compared to approximately 0% at origination. Approximately 29% of the first lien mortgages had FICO scores less than 620 on a refreshed basis, compared to 16% at origination.

Balances: June 30, 2010—First Lien Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	58%	6%	7%
80% < LTV ≤ 100%	13%	7%	9%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	26%	4%	9%
80% < LTV ≤ 100%	18%	3%	9%
LTV > 100%	16%	4%	11%

Note: NM—Not meaningful. First lien mortgage table excludes loans in Canada and Puerto Rico. Table excludes loans guaranteed by U.S. government sponsored agencies, loans recorded at fair value and loans subject to LTSCs. Table also excludes $1.7 billion from At Origination balances and $0.4 billion from Refreshed balances for which FICO or LTV data was unavailable. Balances exclude deferred fees/costs. Refreshed FICO scores based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the Loan Performance Price Index or the Federal Housing Finance Agency Price Index.

        Second Lien Mortgages—Loan Balances.    In the second lien mortgage portfolio, the majority of loans are in the higher FICO categories. The challenging economic conditions have generally caused a migration towards lower FICO scores and higher LTV ratios. Approximately 47% of second lien mortgages had refreshed LTVs above 100%, compared to approximately 0% at origination. Approximately 18% of second lien mortgages had FICO scores less than 620 on a refreshed basis, compared to 3% at origination.

Balances: June 30, 2010—Second Lien Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	49%	2%	2%
80% < LTV ≤ 100%	43%	3%	1%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	22%	1%	3%
80% < LTV ≤ 100%	21%	2%	4%
LTV > 100%	32%	4%	11%

Note: N.M.—Not meaningful. Second lien mortgage table excludes loans in Canada and Puerto Rico. Table excludes loans recorded at fair value and loans subject to LTSCs. Table also excludes $1.6 billion from At Origination balances and $0.4 billion from Refreshed balances for which FICO or LTV data was unavailable. Refreshed FICO scores are based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the Loan Performance Price Index or the Federal Housing Finance Agency Price Index.

Delinquencies

        The tables below provide delinquency statistics for loans 90 or more days past due (90+DPD), as a percentage of outstandings in each of the FICO/LTV combinations, in both the first lien and second lien mortgage portfolios. For example, loans with FICO ≥ 660 and LTV ≤ 80% at origination have a 90+DPD rate of 5.8%.

        Loans with FICO scores of less than 620 exhibit significantly higher delinquencies than in any other FICO band. Similarly, loans with LTVs greater than 100% have higher delinquencies than LTVs of less than or equal to 100%.

Delinquencies: 90+DPD Rates—First Lien Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	5.8%	11.0%	12.1%
80% < LTV ≤ 100%	8.1%	13.5%	16.8%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	0.3%	3.3%	15.0%
80% < LTV ≤ 100%	0.8%	7.8%	22.6%
LTV > 100%	2.0%	15.4%	30.3%

Note: NM—Not meaningful. 90+DPD are based on balances referenced in the tables above.

Delinquencies: 90+DPD Rates—Second Lien Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	1.6%	4.2%	5.1%
80% < LTV ≤ 100%	3.7%	4.9%	7.0%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	0.1%	1.2%	8.2%
80% < LTV ≤ 100%	0.1%	1.3%	9.6%
LTV > 100%	0.4%	3.1%	16.6%

Note: NM—Not meaningful. 90+DPD are based on balances referenced in the tables above.

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

First Lien Mortgages: June 30, 2010

        As of June 30, 2010, approximately 54% of the first lien mortgage portfolio was originated through third-party channels. Given that loans originated through correspondents have exhibited higher 90+DPD delinquency rates than retail originated mortgages, Citi terminated business with a number of correspondent sellers in 2007 and 2008. During 2008, Citi also severed relationships with a number of brokers, only maintaining those who have produced strong, high-quality and profitable volume.

CHANNEL ($ in billions)	First Lien Mortgages	Channel % Total	90+DPD %	*FICO < 620	*LTV > 100%
Retail	$44.4	46.3%	5.2%	$13.6	$9.5
Broker	$16.7	17.4%	8.2%	$3.1	$5.6
Correspondent	$34.8	36.3%	12.3%	$11.6	$13.9

*
Refreshed FICO and LTV.

Note: First lien mortgage table excludes Canada and Puerto Rico, deferred fees/costs, loans recorded at fair value, loans guaranteed by U.S. government sponsored agencies and loans subject to LTSCs.

Second Lien Mortgages: June 30, 2010

        For second lien mortgages, approximately 48% of the loans were originated through third-party channels. As these mortgages have demonstrated a higher incidence of delinquencies, Citi no longer originates second mortgages through third-party channels.

CHANNEL ($ in billions)	Second Lien Mortgages	Channel % Total	90+DPD %	*FICO < 620	*LTV > 100%
Retail	$23.9	52.2%	1.8%	$3.8	$7.1
Broker	$11.3	24.8%	3.8%	$2.0	$6.8
Correspondent	$10.5	23.0%	4.1%	$2.5	$7.5

*
Refreshed FICO and LTV.

Note: Excludes Canada and Puerto Rico, loans recorded at fair value and loans subject to LTSCs.

By State

        Approximately half of the Citi's U.S. consumer mortgage portfolio is located in five states: California, New York, Florida, Illinois and Texas. These states represent 50% of first lien mortgages and 55% of second lien mortgages.

        Florida and Illinois have above average 90+DPD delinquency rates. Florida has 54% of its first mortgage lien portfolio with refreshed LTV>100%, compared to 30% overall for first lien mortgages. Illinois has 45% of its loan portfolio with refreshed LTV>100%. Texas, despite having 41% of its portfolio with FICO<620, has a lower delinquency rate relative to the overall portfolio. Texas has 5% of its loan portfolio with refreshed LTV>100%.

First Lien Mortgages: June 30, 2010

STATES ($ in billions)	First Lien Mortgages	State % Total	90+DPD %	*FICO < 620	*LTV > 100%
California	$26.1	27.2%	7.2%	$4.0	$10.0
New York	$7.9	8.2%	6.4%	$1.5	$0.9
Florida	$5.8	6.1%	13.0%	$2.1	$3.1
Illinois	$4.0	4.2%	9.8%	$1.3	$1.8
Texas	$3.9	4.1%	5.7%	$1.6	$0.2
Others	$48.2	50.2%	8.7%	$17.9	$13.1

*
Refreshed FICO and LTV.

Note: First lien mortgage table excludes Canada and Puerto Rico, deferred fees/costs, loans recorded at fair value, loans guaranteed by U.S. government sponsored agencies and loans subject to LTSCs.

        In the second lien mortgage portfolio, Florida continues to experience above-average delinquencies, with approximately 71% of their loans with refreshed LTV > 100% compared to 47% overall for second lien mortgages.

Second Lien Mortgages: June 30, 2010

STATES ($ in billions)	Second Lien Mortgages	State % Total	90+DPD %	*FICO < 620	*LTV > 100%
California	$12.8	27.9%	3.0%	$1.8	$6.4
New York	$6.3	13.8%	2.2%	$0.9	$1.4
Florida	$2.9	6.4%	4.8%	$0.7	$2.1
Illinois	$1.8	3.9%	2.6%	$0.3	$1.1
Texas	$1.3	2.8%	1.3%	$0.2	$0.4
Others	$20.7	45.2%	2.7%	$4.4	$9.9

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

First Lien Mortgages: June 30, 2010

VINTAGES ($ in billions)	First Lien Mortgages	Vintage % Total	90+DPD %	*FICO < 620	*LTV > 100%
2010	$0.7	0.7%	0.0%	$0.1	$0.1
2009	$3.8	4.0%	0.7%	$0.5	$0.2
2008	$12.3	12.9%	4.9%	$2.8	$2.5
2007	$23.9	25.0%	12.2%	$8.7	$11.6
2006	$17.1	17.8%	10.7%	$5.4	$8.1
2005	$16.5	17.2%	6.6%	$3.9	$5.1
≤ 2004	$21.6	22.5%	6.9%	$6.8	$1.5

*
Refreshed FICO and LTV.

Note: First lien mortgage table excludes Canada and Puerto Rico, deferred fees/costs, loans recorded at fair value, loans guaranteed by U.S. government sponsored agencies and loans subject to LTSCs.

Second Lien Mortgages: June 30, 2010

VINTAGES ($ in billions)	Second Lien Mortgages	Vintage % Total	90+DPD %	*FICO < 620	*LTV > 100%
2010	$0.1	0.3%	0.0%	$0.0	$0.0
2009	$0.6	1.3%	0.2%	$0.0	$0.0
2008	$4.0	8.8%	1.1%	$0.6	$0.7
2007	$13.4	29.4%	3.2%	$2.7	$7.2
2006	$14.7	32.2%	3.4%	$2.9	$8.9
2005	$8.8	19.2%	2.6%	$1.4	$4.0
≤ 2004	$4.0	8.7%	1.7%	$0.6	$0.5

*
Refreshed FICO and LTV.

Note: Excludes Canada and Puerto Rico, loans recorded at fair value and loans subject to LTSCs.

North America Cards

Overview

        Citi's North America cards portfolio consists of our Citi-branded and retail partner cards portfolios located in Citicorp—Regional Consumer Banking and Citi Holdings—Local Consumer Lending, respectively. As of June 30, 2010, the Citi-branded portfolio totaled approximately $77 billion, while the retail partner cards portfolio was approximately $50 billion.

Impact of Loss Mitigation and Cards Modification Programs on Cards Portfolios

        In each of its Citi-branded and retail partner cards portfolios, Citi continues to actively eliminate riskier accounts to mitigate losses. Higher risk customers have either had their available lines of credit reduced or their accounts closed. On a net basis, end of period open accounts are down 15% in Citi-branded cards and down 13% in retail partner cards versus prior-year levels.

        As previously disclosed, in Citi's experience to date, these portfolios have significantly different characteristics:

  •
  Citi-branded cards tend to have a longer estimated account life, with higher credit lines and balances reflecting the greater utility of a multi-purpose credit card.

  •
  Retail partner cards tend to have a shorter account life, with smaller credit lines and balances. The account portfolio, by its nature, turns faster and the loan balances reflect more recent vintages.

        As a result, loss mitigation efforts, such as stricter underwriting standards for new accounts, decreasing higher risk credit lines, closing high risk accounts and re-pricing, have tended to affect the retail partner cards portfolio faster than the branded portfolio.

        In addition to tightening credit standards, Citi also offers short-term and long-term cards modification programs, as discussed under "Consumer Loan Modification Programs" above. Citigroup monitors the performance of these U.S. credit card short-term and long-term modification programs by tracking cumulative loss rates by vintages (when customers enter a program) and comparing that performance with that of similar accounts whose terms were not modified. For example, as previously reported, for U.S. credit cards, in Citi's experience to date, at 24 months after modifying an account, Citi typically reduces credit losses by approximately one-third compared to similar accounts that were not modified. This improved performance of modified loans relative to those not modified has generally been the greatest during the first 12 months after modification. Following that period, losses have tended to increase, but have typically stabilized at levels which are still below those for similar loans that were not modified, resulting in an improved cumulative loss performance. In addition, during the second quarter of 2010, Citi placed fewer accounts into these programs and the results for these programs have remained positive.

        Overall, however, Citi continues to believe that net credit losses in each of its cards portfolios will likely continue to remain at elevated levels and will continue to be highly dependent on macroeconomic conditions and industry changes, including continued implementation of the CARD Act.

Cards Quarterly Trends—Delinquencies and Net Credit Losses

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citigroup's North America Citi-branded and retail partner cards portfolios.

        During the second quarter of 2010, Citi continued to see stable to improving trends across both portfolios, based in part, it believes, on its loss mitigation programs, as previously discussed. Across both portfolios, delinquencies declined during the second quarter of 2010. In Citi-branded cards, net credit losses declined sequentially. On a percentage basis, however, net credit losses were up in Citi-branded cards due to declining loan balances. In retail partner cards, net credit losses declined for the fourth consecutive quarter.

Note: Includes Puerto Rico.

Note: Includes Canada and Puerto Rico. Includes Installment Lending.

North America Cards—FICO Information

        As set forth in the table below, approximately 73% of the Citi-branded portfolio had FICO credit scores of at least 660 on a refreshed basis as of June 30, 2010, while 65% of the retail partner cards portfolio had scores above 660.

Balances: June 30, 2010

Refreshed	Citi Branded	Retail Partners
FICO ≥ 660	73%	65%
620 ≤ FICO < 660	11%	13%
FICO < 620	16%	22%

Note: Based on balances of $120 billion. Balances include interest and fees. Excludes Canada, Puerto Rico and Installment and Classified portfolios. Excludes balances where FICO was unavailable ($2.4 billion for Citi-branded, $2.1 billion for retail partner cards).

        The table below provides delinquency statistics for loans 90+DPD for both the Citi-branded and retail partner cards portfolios as of June 30, 2010. Given the economic environment, customers have generally migrated down from higher FICO score ranges, driven by their delinquencies with Citi and/or with other creditors. As these customers roll through the delinquency buckets, they materially damage their credit score and may ultimately go to charge-off. Loans 90+DPD are more likely to be associated with low refreshed FICO scores both because low scores are indicative of repayment risk and because their delinquency has been reported by Citigroup to the credit bureaus. Loans with FICO scores less than 620, which constitute 16% of the Citi-branded portfolio, have a 90+DPD rate of 16.3%; in the retail partner cards portfolio, loans with FICO scores less than 620 constitute 22% of the portfolio and have a 90+DPD rate of 16.7%.

90+DPD Delinquency Rate: June 30, 2010

Refreshed	Citi Branded 90+DPD%	Retail Partners 90+DPD%
FICO ≥ 660	0.2%	0.2%
620 ≤ FICO < 660	0.7%	0.8%
FICO < 620	16.3%	16.7%

Note: Based on balances of $120 billion. Balances include interest and fees. Excludes Canada, Puerto Rico and Installment and Classified portfolios.

U.S. Installment and Other Revolving Loans

        In the table below, the U.S. installment portfolio consists of consumer loans in the following businesses: Consumer Finance, Retail Banking, Auto, Student Lending and Cards. Other Revolving consists of consumer loans (Ready Credit and Checking Plus products) in the Consumer Retail Banking business. Commercial-related loans are not included.

        As of June 30, 2010, the U.S. Installment portfolio totaled approximately $64 billion, while the U.S. Other Revolving portfolio was approximately $0.9 billion. While substantially all of the U.S. Installment portfolio is reported in LCL within Citi Holdings, it does include $0.4 billion of Consumer Retail Banking loans which are reported in Citicorp. The U.S. Other Revolving portfolio is managed under Citicorp. As of June 30, 2010, the U.S. Installment portfolio included approximately $33 billion of Student Loans originated under the Federal Family Education Loan Program (FFELP) where losses are substantially mitigated by federal guarantees if the loans are properly serviced. In addition, there were approximately $6 billion of non-FFELP Student Loans where losses are mitigated by private insurance. These insurance providers insure Citi against a significant portion of losses arising from borrower loan default, bankruptcy or death.

        Approximately 37% of the Installment portfolio had FICO credit scores less than 620 on a refreshed basis. Approximately 26% of the Other Revolving portfolio is composed of loans having FICO less than 620.

Balances: June 30, 2010

Refreshed	Installment	Other Revolving
FICO ≥ 660	50%	59%
620 ≤ FICO < 660	13%	15%
FICO < 620	37%	26%

Note: Based on balances of $62 billion for Installment and $0.8 billion for Other Revolving. Excludes Canada and Puerto Rico. Excludes balances where FICO was unavailable ($1.6 billion for Installment, $0.1 billion for Other Revolving).

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

90+DPD Delinquency Rate: June 30, 2010

Refreshed	Installment 90+DPD%	Other Revolving 90+DPD%
FICO ≥ 660	0.2%	0.4%
620 ≤ FICO < 660	1.3%	1.3%
FICO < 620	7.7%	6.6%

Note: Based on balances of $62 billion for Installment and $0.8 billion for Other Revolving. Excludes Canada and Puerto Rico.

Interest Rate Risk Associated with Consumer Mortgage Lending Activity

        Citigroup originates and funds mortgage loans. As with all other lending activity, this exposes Citigroup to several risks, including credit, liquidity and interest rate risks. To manage credit and liquidity risk, Citigroup sells most of the mortgage loans it originates, but retains the servicing rights. These sale transactions create an intangible asset referred to as mortgage servicing rights (MSRs). The fair value of this asset is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. The fair value of MSRs declines with increased prepayments, and lower interest rates are generally one factor that tends to lead to increased prepayments. Thus, by retaining risks of sold mortgage loans, Citigroup is exposed to interest rate risk.

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

        Citigroup's MSRs totaled $4.894 billion and $6.530 billion at June 30, 2010 and December 31, 2009, respectively. For additional information on Citi's MSRs, see Notes 11 and 14 to the Consolidated Financial Statements.

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

CORPORATE CREDIT PORTFOLIO

        The following table presents credit data for Citigroup's corporate loans and unfunded lending commitments at June 30, 2010. The ratings scale is based on Citi's internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody's.

	At June 30, 2010
Corporate loans(1) in millions of dollars	Recorded investment in loans(2)	% of total(3)	Unfunded lending commitments	% of total(3)
Investment grade(4)	$118,470	69%	$231,863	87%
Non-investment grade(4)
Noncriticized	21,312	12	16,911	6
Criticized performing(5)	21,065	12	14,108	6
Commercial real estate (CRE)	5,623	3	1,781	1
Commercial and Industrial and Other	15,442	9	12,327	5
Non-accrual (criticized)(5)	11,036	6	3,043	1
CRE	2,568	1	988	—
Commercial and Industrial and Other	8,468	5	2,055	1

Total non-investment grade	$53,413	31%	$34,062	13%
Private Banking loans managed on a delinquency basis(4)	13,738		2,216
Loans at fair value	2,358		—

Total corporate loans	$187,979		$268,141
Unearned income	(1,259)		—

Corporate loans, net of unearned income	$186,720		$268,141

(1)
Includes $765 million of TDRs for which concessions, such as the reduction of interest rates or the deferral of interest or principal payments, have been granted as a result of deterioration in the borrowers' financial condition. Each of the borrowers is current under the restructured terms.

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

        The following tables represent the corporate credit portfolio (excluding Private Banking), before consideration of collateral, by maturity at June 30, 2010. The corporate portfolio is broken out by direct outstandings that include drawn loans, overdrafts, interbank placements, bankers' acceptances, certain investment securities and leases and unfunded commitments that include unused commitments to lend, letters of credit and financial guarantees.

	At June 30, 2010
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$177	$46	$8	$231
Unfunded lending commitments	159	94	10	263

Total	$336	$140	$18	$494

	At December 31, 2009
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$213	$66	$7	$286
Unfunded lending commitments	182	120	10	312

Total	$395	$186	$17	$598

Portfolio Mix

        The corporate credit portfolio is diverse across counterparty, and industry and geography. The following table shows direct outstandings and unfunded commitments by region:

	June 30, 2010	December 31, 2009
North America	47%	51%
EMEA	30	27
Latin America	7	9
Asia	16	13

Total	100%	100%

        The maintenance of accurate and consistent risk ratings across the corporate credit portfolio facilitates the comparison of credit exposure across all lines of business, geographic regions and products.

        Obligor risk ratings reflect an estimated probability of default for an obligor and are derived primarily through the use of statistical models (which are validated periodically), external rating agencies (under defined circumstances) or approved scoring methodologies. Facility risk ratings are assigned, using the obligor risk rating, and then factors that affect the loss given default of the facility, such as support or collateral, are taken into account. With regard to climate change risk, factors evaluated include consideration of the business impact, impact of regulatory requirements, or lack thereof, and impact of physical effects on obligors and their assets.

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

        The following table presents the corporate credit portfolio by facility risk rating at June 30, 2010 and December 31, 2009, as a percentage of the total portfolio:

	Direct outstandings and unfunded commitments
	June 30, 2010	December 31, 2009
AAA/AA/A	55%	58%
BBB	25	24
BB/B	13	11
CCC or below	7	7
Unrated	—	—

Total	100%	100%

        The corporate credit portfolio is diversified by industry, with a concentration only in the financial sector, including banks, other financial institutions, insurance companies, investment banks, and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total corporate portfolio:

	Direct outstandings and unfunded commitments
	June 30, 2010	December 31, 2009
Government and central banks	12%	12%
Banks	8	9
Investment banks	7	5
Other financial institutions	5	12
Petroleum	5	4
Utilities	4	4
Insurance	4	4
Agriculture and food preparation	4	4
Telephone and cable	3	3
Industrial machinery and equipment	3	2
Real estate	3	3
Global information technology	2	2
Chemicals	2	2
Other industries(1)	38	34

Total	100%	100%

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

        At June 30, 2010 and December 31, 2009, $49.2 billion and $59.6 billion, respectively, of credit risk exposure were economically hedged. Citigroup's loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other risk mitigants. In addition, the reported amounts of direct outstandings and unfunded commitments in this report do not reflect the impact of these hedging transactions. At June 30, 2010 and December 31, 2009, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution, respectively:

Rating of Hedged Exposure

	June 30, 2010	December 31, 2009
AAA/AA/A	48%	45%
BBB	36	37
BB/B	11	11
CCC or below	5	7

Total	100%	100%

        At June 30, 2010 and December 31, 2009, the credit protection was economically hedging underlying credit exposure with the following industry distribution:

Industry of Hedged Exposure

	June 30, 2010	December 31, 2009
Utilities	6%	9%
Telephone and cable	7	9
Agriculture and food preparation	8	8
Chemicals	7	8
Petroleum	6	6
Industrial machinery and equipment	4	6
Autos	7	6
Retail	5	4
Insurance	4	4
Other financial institutions	7	4
Pharmaceuticals	4	5
Natural gas distribution	4	3
Metals	4	4
Global information technology	3	3
Other industries(1)	24	21

Total	100%	100%

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

Interest Rate Exposure (IRE) for Non-Trading Portfolios

        The exposures in the following table represent the approximate annualized risk to net interest revenue (NIR), assuming an unanticipated parallel instantaneous 100 basis points change, as well as a more gradual 100 basis points (25 basis points per quarter) parallel change in rates compared with the market forward interest rates in selected currencies.

	June 30, 2010		March 31, 2010		June 30, 2009
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(264)	NM	$(488)	NM	$(1,191)	NM
Gradual change	$(179)	NM	$(110)	NM	$(694)	NM

Mexican peso
Instantaneous change	$60	$(60)	$42	(42)	$(21)	21
Gradual change	$33	$(33)	$21	(21)	$(15)	15

Euro
Instantaneous change	$13	NM	$(56)	NM	$26	$(25)
Gradual change	$3	NM	$(50)	NM	$(4)	$4

Japanese yen
Instantaneous change	$133	NM	$148	NM	$207	NM
Gradual change	$89	NM	$97	NM	$119	NM

Pound sterling
Instantaneous change	$16	NM	$(3)	NM	$(8)	8
Gradual change	$8	NM	$(5)	NM	$(14)	14

NM    Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the yield curve.

        The changes in the U.S. dollar IRE from the previous quarter reflect changes in the customer-related asset and liability mix, the expected impact of market rates on customer behavior and Citigroup's view of prevailing interest rates. The changes from the prior-year quarter primarily reflect modeling of mortgages and deposits based on lower rates, pricing changes due to the CARD Act, debt issuance and swapping activities, offset by repositioning of the liquidity portfolio.

        Certain trading-oriented businesses within Citi have accrual-accounted positions. The U.S. dollar IRE associated with these businesses is ($147) million for a 100 basis point instantaneous increase in interest rates.

        The following table shows the risk to NIR from six different changes in the implied-forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	—	100	200	(200)	(100)	—
10-year rate change (bps)	(100)	—	100	(100)	—	100

Impact to net interest revenue (in millions of dollars)	$(7)	$(86)	$(371)	NM	NM	$(49)

NM    Not meaningful. A 100 basis point or more decrease in the overnight rate would imply negative rates for the yield curve.

Value at Risk for Trading Portfolios

        For Citigroup's major trading centers, the aggregate pretax value at risk (VAR) in the trading portfolios was $214 million, $172 million, $205 million, and $277 million at June 30, 2010, March 31, 2010, December 31, 2009, and June 30, 2009, respectively. Daily Citigroup trading VAR averaged $188 million and ranged from $163 million to $219 million during the second quarter of 2010.

        The following table summarizes VAR for Citigroup trading portfolios at June 30, 2010, March 31, 2010, and June 30, 2009, including the total VAR, the specific risk-only component of VAR, the isolated general market factor VARs, along with the quarterly averages. On April 30, 2010, Citigroup concluded its implementation of exponentially weighted market factor volatilities for Interest rate and FX positions to the VAR calculation. This methodology uses the higher of short- and long-term annualized volatilities. This enhancement resulted in a 31% increase in S&B VAR, and a 24% increase in Citigroup consolidated VAR, reported at June 30, 2010.

In million of dollars	June 30, 2010	Second Quarter 2010 Average	March 31, 2010	First Quarter 2010 Average	June 30, 2009	Second Quarter 2009 Average
Interest rate	$244	$224	$201	$193	$226	$217
Foreign exchange	57	57	53	51	84	61
Equity	71	64	49	73	65	94
Commodity	24	21	17	18	36	38
Diversification benefit	(182)	(178)	(148)	(135)	(134)	(150)

Total—All market risk factors, including general and specific risk	$214	$188	$172	$200	$277	$260

Specific risk-only component(1)	$17	$16	$15	$20	$18	$20

Total—General market factors only	$197	$172	$157	$180	$259	$240

(1)
The specific risk-only component represents the level of equity and debt issuer-specific risk embedded in VAR.

        The table below provides the range of market factor VARs, inclusive of specific risk, across the quarters ended:

	June 30, 2010		March 31, 2010		June 30, 2009
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$198	$270	$171	$228	$193	$240
Foreign exchange	36	94	37	78	31	91
Equity	48	89	47	111	50	153
Commodity	15	27	15	20	26	50

        The following table provides the VAR for S&B for the second quarter of 2010 and the first quarter of 2010:

In millions of dollars	June 30, 2010	March 31, 2010
Total—All market risk factors, including general and specific risk	$176	$104

Average—during quarter	139	144
High—during quarter	180	235
Low—during quarter	100	99

INTEREST REVENUE/EXPENSE AND YIELDS

Average Rates—Interest Revenue, Interest Expense, and Net Interest Margin

In millions of dollars	2nd Qtr. 2010		1st Qtr. 2010		2nd Qtr. 2009(1)		Change 2Q10 vs. 2Q09
Interest revenue(2)	$20,418		$20,852		$19,671		4%
Interest expense(3)	6,379		6,291		6,842		(7)%

Net interest revenue(2)(3)	$14,039		$14,561		12,829		9%

Interest revenue—average rate	4.57%		4.75%		4.97%		(40	) bps
Interest expense—average rate	1.60%		1.60%		1.93%		(33	) bps
Net interest margin	3.15%		3.32%		3.24%		(9	) bps

Interest-rate benchmarks:
Federal Funds rate—end of period	0.00-0.25%		0.00-0.25%		0.00-0.25%		—
Federal Funds rate—average rate	0.00-0.25%		0.00-0.25%		0.00-0.25%		—

Two-year U.S. Treasury note—average rate	0.87%		0.92%		1.02%		(15	) bps
10-year U.S. Treasury note—average rate	3.49%		3.72%		3.32%		17	bps

10-year vs. two-year spread	262	bps	280	bps	230	bps

(1)
Reclassified to conform to the current period's presentation and to exclude discontinued operations.

(2)
Excludes taxable equivalent adjustments (based on the U.S. Federal statutory tax rate of 35%) of $149 million, $135 million, and $82 million for the second quarter of 2010, the first quarter of 2010, and the second quarter of 2009, respectively.

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

        NIM decreased by 17 basis points during the second quarter of 2010 due to the continued de-risking of loan portfolios, the expansion of loss mitigation efforts and the Primerica divestiture.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	2nd Qtr. 2010	1st Qtr. 2010	2nd Qtr. 2009	2nd Qtr. 2010	1st Qtr. 2010	2nd Qtr. 2009	2nd Qtr. 2010	1st Qtr. 2010	2nd Qtr. 2009
Assets
Deposits with banks(5)	$168,330	$166,378	$168,631	$291	$290	$377	0.69%	0.71%	0.90%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$186,283	$160,033	$131,522	$452	$471	$515	0.97%	1.19%	1.57%
In offices outside the U.S.(5)	83,055	78,052	61,382	329	281	279	1.59	1.46	1.82

Total	$269,338	$238,085	$192,904	$781	$752	$794	1.16%	1.28%	1.65%

Trading account assets(7)(8)
In U.S. offices	$130,475	$131,776	$134,334	$1,019	$1,069	$1,785	3.13%	3.29%	5.33%
In offices outside the U.S.(5)	149,628	152,403	120,468	992	803	1,136	2.66	2.14	3.78

Total	$280,103	$284,179	$254,802	$2,011	$1,872	$2,921	2.88%	2.67%	4.60%

Investments(1)
In U.S. offices
Taxable	$157,621	$150,858	$123,181	$1,301	$1,389	$1,674	3.31%	3.73%	5.45%
Exempt from U.S. income tax	15,305	15,570	16,293	197	173	247	5.16	4.51	6.08
In offices outside the U.S.(5)	138,477	144,892	118,891	1,488	1,547	1,514	4.31	4.33	5.11

Total	$311,403	$311,320	$258,365	$2,986	$3,109	$3,435	3.85%	4.05%	5.33%

Loans (net of unearned income)(9)
In U.S. offices	$460,147	$479,384	$385,347	$9,153	$9,511	$6,254	7.98%	8.05%	6.51%
In offices outside the U.S.(5)	249,353	254,488	270,594	5,074	5,162	5,675	8.16	8.23	8.41

Total	$709,500	$733,872	$655,941	$14,227	$14,673	$11,929	8.04%	8.11%	7.29%

Other interest-earning Assets	$51,519	$45,894	$57,416	$122	$156	$215	0.95%	1.38%	1.50%

Total interest-earning Assets	$1,790,193	$1,779,728	$1,588,059	$20,418	$20,852	$19,671	4.57%	4.75%	4.97%

Non-interest-earning assets(7)	226,902	233,344	262,840

Total Assets from discontinued operations	—	—	$19,048

Total assets	$2,017,095	$2,013,072	$1,869,947

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $149 million, $135 million, and $82 million for the second quarter of 2010, the first quarter of 2010, and the second quarter of 2009, respectively.

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

(6)
Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to (ASC 210-20-45) FIN 41 and Interest revenue excludes the impact of (ASC 210-20-45) FIN 41.

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

(9)
Includes cash-basis loans.

Reclassified to conform to the current period's presentation.

 AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume			Interest Expense			% Average Rate
In millions of dollars	2nd Qtr. 2010	1st Qtr. 2010	2nd Qtr. 2009	2nd Qtr. 2010	1st Qtr. 2010	2nd Qtr. 2009	2nd Qtr. 2010	1st Qtr. 2010	2nd Qtr. 2009
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$186,070	$178,266	$173,168	$461	$458	$999	0.99%	1.04%	2.31%
Other time deposits	48,171	54,391	57,869	100	143	278	0.83	1.07	1.93
In offices outside the U.S.(6)	475,562	481,002	428,188	1,475	1,479	1,563	1.24	1.25	1.46

Total	$709,803	$713,659	$659,225	$2,036	$2,080	$2,840	1.15%	1.18%	1.73%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$137,610	$120,695	$133,948	$237	$179	$288	0.69%	0.60%	0.86%
In offices outside the U.S.(6)	100,759	79,447	74,346	560	475	643	2.23	2.42	3.47

Total	$238,369	$200,142	$208,294	$797	$654	$931	1.34%	1.33%	1.79%

Trading account liabilities(8)(9)
In U.S. offices	$39,709	$32,642	$19,592	$88	$44	$50	0.89%	0.55%	1.02%
In offices outside the U.S.(6)	43,528	46,905	36,652	18	19	19	0.17	0.16	0.21

Total	$83,237	$79,547	$56,244	$106	$63	$69	0.51%	0.32%	0.49%

Short-term borrowings
In U.S. offices	$122,260	$152,785	$136,200	$181	$204	$209	0.59%	0.54%	0.62%
In offices outside the U.S.(6)	33,630	27,659	35,299	34	72	106	0.41	1.06	1.20

Total	$155,890	$180,444	$171,499	$215	$276	$315	0.55%	0.62%	0.74%

Long-term debt(10)
In U.S. offices	$391,524	$397,113	$296,324	$3,011	$3,005	$2,427	3.08%	3.07%	3.29%
In offices outside the U.S.(6)	23,369	25,955	29,318	214	213	260	3.67	3.33	3.56

Total	$414,893	$423,068	$325,642	$3,225	$3,218	$2,687	3.12%	3.08%	3.31%

Total interest-bearing liabilities	$1,602,192	$1,596,860	$1,420,904	$6,379	$6,291	$6,842	1.60%	1.60%	1.93%

Demand deposits in U.S. offices	14,986	16,675	19,584
Other non-interest-bearing liabilities(8)	243,892	247,365	267,055
Total liabilities from discontinued operations	—	—	12,122

Total liabilities	$1,861,070	$1,860,900	$1,719,665

Citigroup equity(11)	$153,798	$149,993	$148,448

Noncontrolling Interest	$2,227	$2,179	1,834

Total Equity	$156,025	$152,172	$150,282

Total Liabilities and Equity	$2,017,095	$2,013,072	$1,869,947

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	1,087,675	$1,080,673	$944,819	8,136	$8,660	$6,452	3.00%	3.25%	2.74%
In offices outside the U.S.(6)	702,518	699,055	643,240	5,903	5,901	6,377	3.37%	3.42	3.98

Total	$1,790,193	$1,779,728	$1,588,059	$14,039	$14,561	$12,829	3.15%	3.32%	3.24%

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $149 million, $135 million, and $82 million for the second quarter of 2010, the first quarter of 2010, and the second quarter of 2009, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations.

(5)
Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits. The interest expense includes FDIC deposit fees and charges of $242 million, $223 million and $670 million for three months ended June 30, 2010, March 31, 2010 and June 30, 2009, respectively. Additionally, the second quarter of 2009 includes the one-time FDIC special assessment of $333 million.

(6)
Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(7)
Average volumes of securities loaned or sold under agreements to repurchase are reported net pursuant to (ASC 210-20-45) FIN 41and Interest expense excludes the impact of (ASC 210-20-45) FIN 41.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

Reclassified to conform to the current period's presentation.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume		Interest Revenue		% Average Rate
In millions of dollars	Six Months 2010	Six Months 2009	Six Months 2010	Six Months 2009	Six Months 2010	Six Months 2009
Assets
Deposits with banks(5)	$167,354	$168,887	$581	$813	0.70%	0.97%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$173,158	$129,763	$923	$1,065	1.07%	1.66%
In offices outside the U.S.(5)	80,554	56,907	610	614	1.53	2.18

Total	$253,712	$186,670	$1,533	$1,679	1.22%	1.81%

Trading account assets(7)(8)
In U.S. offices	$131,126	$140,925	$2,088	$3,769	3.21%	5.39%
In offices outside the U.S.(5)	151,015	114,460	1,795	2,103	2.40	3.71

Total	$282,141	$255,385	$3,883	$5,872	2.78%	4.64%

Investments(1)
In U.S. offices
Taxable	$154,239	$122,541	$2,690	$3,154	3.52%	5.19%
Exempt from U.S. income tax	15,438	15,434	370	365	4.83	4.77
In offices outside the U.S.(5)	141,685	112,921	3,035	3,092	4.32	5.52

Total	$311,362	$250,896	$6,095	$6,611	3.95%	5.31%

Loans (net of unearned income)(9)
In U.S. offices	$469,765	$394,408	$18,663	$13,085	8.01%	6.69%
In offices outside the U.S.(5)	251,921	269,421	10,237	11,699	8.19	8.76

Total	$721,686	$663,829	$28,900	$24,784	8.08%	7.53%

Other interest-earning assets	$48,707	$54,524	$278	$495	1.15%	1.83%

Total interest-earning assets	$1,784,962	$1,580,191	$41,270	$40,254	4.66%	5.14%

Non-interest-earning assets(7)	230,122	289,207
Total assets from discontinued operations	—	19,566

Total assets	$2,015,084	$1,888,964

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $284 million and $179 million for the first six months of 2010 and 2009, respectively.

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

(6)
Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to (ASC 210-20-45) FIN 41 and interest revenue excludes the impact of (ASC 210-20-45) FIN 41.

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

(9)
Includes cash-basis loans.

Reclassified to conform to the current period's presentation.

 AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume		Interest Expense		% Average Rate
In millions of dollars	Six Months 2010	Six Months 2009	Six Months 2010	Six Months 2009	Six Months 2010	Six Months 2009
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$182,168	$169,073	$919	$1,632	1.02%	1.95%
Other time deposits	51,281	59,576	243	694	0.96	2.35
In offices outside the U.S.(6)	478,282	418,514	2,954	3,362	1.25	1.62

Total	$711,731	$647,163	$4,116	$5,688	1.17%	1.77%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$129,153	$143,102	$416	$604	0.65%	0.85%
In offices outside the U.S.(6)	90,103	71,265	1,035	1,431	2.32	4.05

Total	$219,256	$214,367	$1,451	$2,035	1.33%	1.91%

Trading account liabilities(8)(9)
In U.S. offices	$36,176	$20,152	$132	$143	0.74%	1.43%
In offices outside the U.S.(6)	45,216	33,877	37	34	0.17	0.20

Total	$81,392	$54,029	$169	$177	0.42%	0.66%

Short-term borrowings
In U.S. offices	$137,522	$142,437	$385	$576	0.56%	0.82%
In offices outside the U.S.(6)	30,645	35,257	106	202	0.70	1.16

Total	$168,167	$177,694	$491	$778	0.59%	0.88%

Long-term debt(10)
In U.S. offices	$394,318	$302,997	$6,016	$5,247	3.08%	3.49%
In offices outside the U.S.(6)	24,662	31,688	427	574	3.49	3.65

Total	$418,980	$334,685	6,443	$5,821	3.10%	3.51%

Total interest-bearing liabilities	$1,599,526	$1,427,938	12,670	$14,499	1.60%	2.05%

Demand deposits in U.S. offices	15,831	17,486
Other non-interest bearing liabilities(8)	245,629	283,835
Total liabilities from discontinued operations	—	11,910

Total liabilities	$1,860,986	$1,741,169

Total Citigroup equity(11)	$151,895	$145,873
Noncontrolling interest	2,203	1,922

Total Equity	$154,098	$147,795

Total liabilities and stockholders' equity	$2,015,084	$1,888,964

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$1,084,175	$957,624	$16,796	$13,095	3.12%	2.76%
In offices outside the U.S.(6)	700,787	622,567	11,804	12,660	3.40%	4.10

Total	$1,784,962	$1,580,191	$28,600	$25,755	3.23%	3.29%

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $284 million and $179 million for the first six months of 2010 and 2009, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations.

(5)
Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits. The interest expense includes FDIC deposit fees and charges of $465 million and $969 million for the six months ended June 30, 2010 and June 30, 2009, respectively. Additionally, the second quarter of 2009 includes the one-time FDIC special assessment of $333 million.

(6)
Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(7)
Average volumes of securities loaned or sold under agreements to repurchase are reported net pursuant to (ASC 210-20-45) FIN 41 and interest expense excludes the impact of (ASC 210-20-45) FIN 41.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

Reclassified to conform to the current period's presentation.

ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	2nd Qtr. 2010 vs. 1st Qtr. 2010			2nd Qtr. 2010 vs. 2nd Qtr. 2009
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits with banks(4)	$3	$(2)	$1	$(1)	$(85)	$(86)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$71	$(90)	$(19)	$172	$(235)	$(63)
In offices outside the U.S.(4)	19	29	48	89	(39)	50

Total	$90	$(61)	$29	$261	$(274)	$(13)

Trading account assets(5)
In U.S. offices	$(10)	$(40)	$(50)	$(50)	$(716)	$(766)
In offices outside the U.S.(4)	(15)	204	189	238	(382)	(144)

Total	$(25)	$164	$139	$188	$(1,098)	$(910)

Investments(1)
In U.S. offices	$59	$(123)	$(64)	$394	$(817)	$(423)
In offices outside the U.S.(4)	(69)	10	(59)	229	(255)	(26)

Total	$(10)	$(113)	$(123)	$623	$(1,072)	$(449)

Loans (net of unearned income)(6)
In U.S. offices	$(383)	$25	$(358)	$1,341	$1,558	$2,899
In offices outside the U.S.(4)	(104)	16	(88)	(436)	(165)	(601)

Total	$(487)	$41	$(446)	905	$1,393	$2,298

Other interest-earning assets	$17	$(51)	$(34)	$(20)	$(73)	$(93)

Total interest revenue	$(412)	$(22)	$(434)	$1,956	$(1,209)	$747

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

(6)
Includes cash-basis loans.

 ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	2nd Qtr. 2010 vs. 1st Qtr. 2010			2nd Qtr. 2010 vs. 2nd Qtr. 2009
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits
In U.S. offices	$4	$(44)	$(40)	$17	$(733)	(716)
In offices outside the U.S.(4)	(17)	13	(4)	162	(250)	(88)

Total	$(13)	$(31)	$(44)	$179	$(983)	(804)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$27	$31	$58	$8	$(59)	(51)
In offices outside the U.S.(4)	120	(35)	85	188	(271)	(83)

Total	$147	$(4)	$143	$196	$(330)	(134)

Trading account liabilities(5)
In U.S. offices	$11	$33	$44	$45	$(7)	38
In offices outside the U.S.(4)	(1)	—	(1)	3	(4)	(1)

Total	$10	$33	$43	$48	$(11)	37

Short-term borrowings
In U.S. offices	$(44)	$21	$(23)	$(21)	$(7)	(28)
In offices outside the U.S.(4)	13	(51)	(38)	(5)	(67)	(72)

Total	$(31)	$(30)	$(61)	$(26)	$(74)	(100)

Long-term debt
In U.S. offices	$(43)	$49	$6	$740	$(156)	584
In offices outside the U.S.(4)	(22)	23	1	(54)	8	(46)

Total	$(65)	$72	$7	$686	$(148)	538

Total interest expense	$48	$40	$88	$1,083	$(1,546)	(463)

Net interest revenue	$(460)	$(62)	$(522)	$873	$337	1,210

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

ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)

	Six Months 2010 vs. Six Months 2009
	Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)
Deposits at interest with banks(4)	$(7)	$(225)	$(232)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$295	$(437)	$(142)
In offices outside the U.S.(4)	211	(215)	(4)

Total	$506	$(652)	$(146)

Trading account assets(5)
In U.S. offices	$(247)	$(1,434)	$(1,681)
In offices outside the U.S.(4)	559	(867)	(308)

Total	$312	$(2,301)	$(1,989)

Investments(1)
In U.S. offices	$704	$(1,163)	$(459)
In offices outside the U.S.(4)	695	(752)	(57)

Total	$1,399	$(1,915)	$(516)

Loans (net of unearned income)(6)
In U.S. offices	$2,743	$2,836	$5,579
In offices outside the U.S.(4)	(735)	(727)	(1,462)

Total	$2,008	$2,109	$4,117

Other interest-earning assets	$(48)	$(169)	$(217)

Total interest revenue	$4,170	$(3,153)	$1,017

Deposits
In U.S. offices	$48	$(1,212)	$(1,164)
In offices outside the U.S.(4)	438	(846)	(408)

Total	$486	$(2,058)	$(1,572)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(55)	$(133)	$(188)
In offices outside the U.S.(4)	317	(712)	(395)

Total	$262	$(845)	$(583)

Trading account liabilities(5)
In U.S. offices	$79	$(90)	$(11)
In offices outside the U.S.(4)	10	(7)	3

Total	$89	$(97)	$(8)

Short-term borrowings
In U.S. offices	$(19)	$(172)	$(191)
In offices outside the U.S.(4)	(24)	(72)	(96)

Total	$(43)	$(244)	$(287)

Long-term debt
In U.S. offices	$1,447	$(678)	$769
In offices outside the U.S.(4)	(123)	(24)	(147)

Total	$1,324	$(702)	$622

Total interest expense	$2,118	$(3,946)	$(1,828)

Net interest revenue	$2,052	$793	$2,845

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

(6)
Includes cash-basis loans.

CROSS BORDER RISK

        The table below shows all countries where total Federal Financial Institutions Examination Council (FFIEC) cross-border outstandings exceed 0.75% of total Citigroup assets:

	Cross-Border Claims on Third Parties						June 30, 2010		December 31, 2009
In billions of U.S. dollars	Banks	Public	Private	Total	Trading and Short-Term Claims	Investments in and Funding of Local Franchises	Total Cross-Border Outstandings	Commitments	Total Cross-Border Outstandings	Commitments
France	$10.8	$11.3	$12.1	$34.2	$26.0	$2.6	$36.8	$62.4	$33.0	$68.5
Germany	13.7	6.5	6.1	26.3	21.9	6.8	33.1	62.8	30.2	53.1
India	1.8	0.4	6.2	8.4	6.0	17.1	25.5	1.9	24.9	1.8
Cayman Islands	0.3	0.7	20.6	21.6	20.9	—	21.6	4.7	18.0	6.1
United Kingdom	10.9	1.0	8.0	19.9	17.8	—	19.9	142.5	17.1	138.5
South Korea	1.7	0.4	2.9	5.0	4.8	11.4	16.4	15.1	17.4	14.4
Mexico	2.0	1.2	3.7	6.9	4.4	8.4	15.3	21.7	12.8	21.2
Netherlands	4.6	2.7	8.0	15.3	9.7	—	15.3	45.2	20.3	65.5
Italy	1.1	9.4	2.4	12.9	11.2	0.9	13.8	16.4	21.7	21.2

Venezuelan Operations

        In 2003, the Venezuelan government enacted currency restrictions that have restricted Citigroup's ability to obtain U.S. dollars in Venezuela at the official foreign currency rate. In May 2010, the government enacted new laws that have closed the parallel foreign exchange market and established a new foreign exchange market. Citigroup does not have access to U.S. dollars in this new market. Citigroup uses the official rate to re-measure the foreign currency transactions in the financial statements of its Venezuelan operations, which have U.S. dollar functional currencies, into U.S. dollars. At June 30, 2010, Citigroup had net monetary assets in its Venezuelan operations denominated in bolivars of approximately $200 million.

 DERIVATIVES

        See Note 15 to the Consolidated Financial Statements for a discussion and disclosures related to Citigroup's derivative activities. The following discussions relate to the Fair Valuation Adjustments for Derivatives and Credit Derivatives activities.

Fair Valuation Adjustments for Derivatives

        The table below summarizes the CVA applied to the fair value of derivative instruments as of June 30, 2010 and December 31, 2009.

	Credit valuation adjustment Contra-liability (contra-asset)
In millions of dollars	June 30, 2010	December 31, 2009
Non-monoline counterparties	$(3,618)	$(3010)
Citigroup (own)	1,567	1,401

Net non-monoline CVA	$(2,051)	$(1,609)
Monoline counterparties(1)	(1,637)	(5,580)

Total CVA—derivative instruments	$(3,688)	$(7,189)

(1)
The reduction in CVA on derivative instruments with monoline counterparties includes $3.5 billion of utilizations/releases in the second quarter of 2010.

        The table below summarizes pretax gains (losses) related to changes in credit valuation adjustments on derivative instruments, net of hedges:

	Credit valuation adjustment gain (loss)
In millions of dollars	Second Quarter 2010	Second Quarter 2009(1)	Six months ended June 30, 2010	Six months ended June 30, 2009(1)
CVA on derivatives, excluding monolines	$(247)	$734	$67	$3,215
CVA related to monoline counterparties	35	157	433	(933)

Total CVA—derivative instruments	$(212)	$891	$500	$2,282

(1)
Reclassified to conform to the current period's presentation.

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

Credit Derivatives

        Citigroup makes markets in and trades a range of credit derivatives, both on behalf of clients as well as for its own account. Through these contracts Citigroup either purchases or writes protection on either a single-name or portfolio basis. Citi primarily uses credit derivatives to help mitigate credit risk in its corporate loan portfolio and other cash positions, and to facilitate client transactions.

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

        The following tables summarize the key characteristics of Citi's credit derivatives portfolio by counterparty and derivative form as of June 30, 2010 and December 31, 2009:

June 30, 2010:

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$50,506	$47,514	$830,163	$772,889
Broker-dealer	20,231	20,702	312,437	298,884
Monoline	2,047	—	4,395	—
Non-financial	300	120	1,448	368
Insurance and other financial institutions	12,370	9,331	142,036	109,183

Total by industry/counterparty	$85,454	$77,667	$1,290,479	$1,181,324

By instrument
Credit default swaps and options	$84,597	$76,620	$1,267,276	$1,180,087
Total return swaps and other	857	1,047	23,203	1,237

Total by instrument	$85,454	$77,667	$1,290,479	$1,181,324

By rating:
Investment grade	$25,005	$19,772	$595,049	$526,043
Non-investment grade(1)	60,449	57,895	695,430	655,281

Total by Rating	$85,454	$77,667	$1,290,479	$1,181,324

By maturity:
Within 1 year	$2,169	$1,995	$142,787	$137,914
From 1 to 5 years	51,222	44,993	917,276	832,146
After 5 years	32,063	30,679	230,416	211,264

Total by maturity	$85,454	$77,667	$1,290,479	$1,181,324

December 31, 2009:

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$52,383	$50,778	$872,523	$807,484
Broker-dealer	23,241	22,932	338,829	340,949
Monoline	5,860	—	10,018	33
Non-financial	339	371	1,781	623
Insurance and other financial institutions	10,969	8,343	109,811	64,964

Total by industry/counterparty	$92,792	$82,424	$1,332,962	$1,214,053

By instrument
Credit default swaps and options	$91,625	$81,174	$1,305,724	$1,213,208
Total return swaps and other	1,167	1,250	27,238	845

Total by instrument	$92,792	$82,424	$1,332,962	$1,214,053

By rating:
Investment grade	$26,666	$22,469	$656,876	$576,930
Non-investment grade(1)	66,126	59,995	676,086	637,123

Total by Rating	$92,792	$82,424	$1,332,962	$1,214,053

By maturity:
Within 1 year	$2,167	$2,067	$173,880	$165,056
From 1 to 5 years	54,079	47,350	877,573	806,143
After 5 years	36,546	33,007	281,509	242,854

Total by maturity	$92,792	$82,424	$1,332,962	$1,214,053

(1)
Also includes not rated credit derivative instruments.

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

        Citi actively monitors its counterparty credit risk in credit derivative contracts. Approximately 91% and 85% of the gross receivables are from counterparties with which Citi maintains collateral agreements as of June 30, 2010 and December 31, 2009, respectively. A majority of Citi's top 15 counterparties (by receivable balance owed to the company) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citigroup may call for additional collateral. A number of the remaining significant counterparties are monolines (which have CVA as shown above).

INCOME TAXES

Deferred Tax Assets (DTA)

        Deferred taxes are recorded for the future consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. DTAs are recognized subject to management's judgment that realization is more likely than not.

        As of June 30, 2010, Citigroup had recognized net DTAs of approximately $49.9 billion, a decrease of $0.3 billion from $50.2 billion at March 31, 2010.

        Although realization is not assured, Citi believes that the realization of the recognized net deferred tax asset of $49.9 billion at June 30, 2010 is more likely than not based on expectations as to future taxable income in the jurisdictions in which the DTAs arise and, based on available tax planning strategies as defined in ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryforward from expiring.

        Approximately $19 billion of Citigroup's DTAs is represented by U.S. federal, foreign, state and local tax return carry-forwards subject to expiration substantially beginning in 2017 and continuing through 2029. Included in Citi's overall net DTAs of $49.9 billion is $31 billion of future tax deductions and credits that arose largely due to timing differences between the recognition of income for GAAP and tax purposes and represent net deductions and credits that have not yet been taken on a tax return. The most significant source of these timing differences is the loan loss reserve build, which accounts for approximately $19 billion of the net DTAs. In general, Citi would need to recognize approximately $99 billion of taxable income, primarily in U.S. taxable jurisdictions, during the respective carryforward periods to fully realize its U.S. federal, state and local DTAs.

        Citi's ability to utilize its DTAs to offset future taxable income may be significantly limited if Citi experiences an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change will occur if there is a cumulative change in Citi's ownership by "5% shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on its pre-ownership change DTAs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments); provided that the annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation arising from an ownership change under Section 382 on Citigroup's ability to utilize its DTAs will depend on the value of Citigroup's stock at the time of the ownership change.

        Under IRS Notice 2010-2, Citigroup will not experience an ownership change within the meaning of Section 382 as a result of the sales of its common stock held by the U.S. Treasury.

        Approximately $15 billion of the net deferred tax asset is included in Tier 1 and Tier 1 Common regulatory capital.

        Included in the tax provision for the second quarter of 2010 was a release of $72 million in respect of the conclusion of the IRS audit of Citigroup's U.S. Federal consolidated income tax returns for the years 2003-2005.

 RECLASSIFICATION OF HELD-TO-MATURITY (HTM) SECURITIES TO AVAILABLE-FOR-SALE (AFS)

        In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives. The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition on July 1, 2010.

        The Company elected to account for beneficial interests issued by securitization vehicles, with a total fair value of $11.8 billion, under the fair value option on July 1, 2010. Beneficial interests previously classified as held-to-maturity (HTM) were reclassified to available-for-sale (AFS) on June 30, 2010, because as of that reporting date, the Company did not have the intent to hold the beneficial interests until maturity.

        All reclassified debt securities with gross unrealized losses were assessed for other-than-temporary impairment as of June 30, 2010, including an assessment of whether the Company intends to sell the security. For securities that the Company intends to sell, impairment charges of $176 million (pretax) were recorded in earnings in the second quarter of 2010.

        On July 1, 2010, the Company recorded a cumulative-effect adjustment to retained earnings for reclassified beneficial interests, consisting of gross unrealized losses recognized in Accumulated other comprehensive income (AOCI) of $401 million and gross unrealized gains recognized in AOCI of $355 million, for a net charge to Retained earnings of $46 million.

        See Notes 1and 10 to the Consolidated Financial Statements for details of this reclassification.

CONTRACTUAL OBLIGATIONS

        See Citi's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and Note 12 to the Consolidated Financial Statements in this Form 10-Q , for a discussion of contractual obligations.

CONTROLS AND PROCEDURES

Disclosure

        Citigroup's disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including without limitation that information required to be disclosed by Citi in its SEC filings is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow for timely decisions regarding required disclosure.

        Citigroup's Disclosure Committee assists the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of Citi's disclosure controls and procedures. The Disclosure Committee is responsible for, among other things, the oversight, maintenance and implementation of the disclosure controls and procedures, subject to the supervision and oversight of the CEO and CFO.

        Citigroup's management, with the participation of the company's CEO and CFO, has evaluated the effectiveness of Citigroup's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2010 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup's disclosure controls and procedures were effective.

Financial Reporting

        There were no changes in Citigroup's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, Citi's internal control over financial reporting.

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

        Such statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those included in these statements due to a variety of factors, including but not limited to the factors listed and described under "Risk Factors" in Citi's 2009 Annual Report on Form 10-K for the fiscal year ending December 31, 2009 and those factors described below:

  •
  the continuing impact of the economic recession, including without limitation potential declines in the Home Price Index and continued high unemployment in the U.S., and disruptions in the global financial markets on Citi's business and results of operations;

  •
  the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act) on Citi's businesses, business practices and costs of operations;

  •
  the continued impact of The Credit Card Accountability Responsibility and Disclosure Act of 2009 on Citi's credit card businesses and business models;

  •
  Citi's participation in U.S. government programs to modify first and second lien mortgage loans, as well as any future U.S. government modification programs and Citi's own loss mitigation and forbearance programs, and their effect on the amount and timing of Citi's earnings and credit losses related to those loans;

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

  •
  the impact of increases in FDIC insurance premiums, as well as changes in the methodology to calculate such premiums, and other proposed fees on banks on Citi's earnings;

  •
  Citi's ability to compete effectively in the financial services industry on a global, regional and product basis and with competitors who may face fewer regulatory constraints;

  •
  Citi's ability to hire and retain qualified employees;

  •
  Citi's ability to maintain the value of the Citi brand;

  •
  Citi's ability to maintain, or increased cost of maintaining, adequate capital funding and liquidity, particularly in light of changing capital requirements pursuant to the Financial Reform Act, the capital standards to be adopted by the Basel Committee on Banking Supervision and U.S. regulators or otherwise;

  •
  Citi's continuing ability to obtain financing from external sources and maintain adequate liquidity;

  •
  reduction in Citi's or its subsidiaries' credit ratings, including in response to the passage of the Financial Reform Act, and its effect on the cost of funding from, and access to, the capital markets and on Citi's collateral requirements or other aspects of its costs of operations;

  •
  market disruptions and their impact on the risk of customer or counterparty delinquency or default;

  •
  Citi's ability to continue to successfully wind down Citi Holdings and its failure to realize all of the anticipated benefits of the realignment of Citi's businesses;

  •
  Citi's ability to continue to control expenses, including through reductions at Citi Holdings, and to fund investments intended to enhance the success and operations of Citicorp;

  •
  volatile and illiquid market conditions, which could lead to further write-downs of Citi's financial instruments;

  •
  the accuracy of Citi's assumptions and estimates used to prepare its financial statements;

  •
  changes in accounting standards, including potential changes relating to how Citi classifies, measures and reports financial instruments, determines impairment on those assets and accounts for hedges, and their impact on Citi's financial condition and results of operations;

  •
  the effectiveness of Citi's risk management processes and strategies;

  •
  the exposure of Citi to reputational damage and significant legal and regulatory liability as a member of the financial services industry; and

  •
  a failure in Citi's operational systems or infrastructure, or those of third parties.

 FINANCIAL STATEMENTS AND NOTES

This page intentionally left blank.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
In millions of dollars, except per-share amounts	2010	2009	2010	2009
Revenues
Interest revenue	$20,418	$19,671	$41,270	$40,254
Interest expense	6,379	6,842	12,670	14,499

Net interest revenue	$14,039	$12,829	$28,600	$25,755

Commissions and fees	$3,229	$4,084	$6,874	$8,068
Principal transactions	2,217	1,788	6,370	5,701
Administration and other fiduciary fees	910	1,472	1,932	3,078
Realized gains (losses) on sales of investments	523	535	1,061	1,292
Other than temporary impairment losses on investments
Gross impairment losses	(457)	(2,329)	(1,007)	(3,708)
Less: Impairments recognized in Other comprehensive income (OCI)	3	1,634	46	2,265

Net impairment losses recognized in earnings	$(454)	$(695)	$(961)	$(1,443)

Insurance premiums	$636	$745	$1,384	$1,500
Other revenue	971	9,211	2,232	10,539

Total non-interest revenues	$8,032	$17,140	$18,892	$28,735

Total revenues, net of interest expense	$22,071	$29,969	$47,492	$54,490

Provisions for credit losses and for benefits and claims
Provision for loan losses	$6,523	$12,233	$14,889	$22,148
Policyholder benefits and claims	213	308	500	640
Provision for unfunded lending commitments	(71)	135	(106)	195

Total provisions for credit losses and for benefits and claims	$6,665	$12,676	$15,283	$22,983

Operating expenses
Compensation and benefits	$5,961	$6,359	$12,123	$12,594
Premises and equipment	936	1,091	1,901	2,174
Technology/communication	1,083	1,154	2,147	2,296
Advertising and marketing	367	351	669	685
Restructuring	—	(32)	(3)	(45)
Other operating	3,519	3,076	6,547	5,980

Total operating expenses	$11,866	$11,999	$23,384	$23,684

Income from continuing operations before income taxes	$3,540	$5,294	$8,825	$7,823
Provision for income taxes	812	907	1,848	1,742

Income from continuing operations	$2,728	$4,387	$6,977	6,081

Discontinued operations
Income (loss) from discontinued operations	$(3)	$(279)	$(8)	$(431)
Gain on sale	—	14	94	2
Provision (benefit) for income taxes	—	(123)	(122)	(170)

Income (loss) from discontinued operations, net of taxes	$(3)	$(142)	$208	$(259)

Net income before attribution of noncontrolling interests	$2,725	$4,245	$7,185	$5,822
Net income attributable to noncontrolling interests	28	(34)	60	(50)

Citigroup's net income	$2,697	$4,279	$7,125	$5,872

Basic earnings per share
Income from continuing operations	$0.09	$0.51	$0.24	$0.36
Income (loss) from discontinued operations, net of taxes	—	(0.02)	0.01	(0.05)

Net income	$0.09	$0.49	$0.25	$0.31

Weighted average common shares outstanding	28,849.4	5,399.5	28,646.9	5,392.3

Diluted earnings per share
Income from continuing operations	$0.09	$0.51	$0.23	$0.36
Income (loss) from discontinued operations, net of taxes	—	(0.02)	0.01	(0.05)

Net income	$0.09	$0.49	$0.24	$0.31

Adjusted weighted average common shares outstanding	29,752.6	5,967.8	29,543.1	5,960.6

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$24,709	$25,472
Deposits with banks	160,780	167,414
Federal funds sold and securities borrowed or purchased under agreements to resell (including $98,099 and $87,837 as of June 30, 2010 and December 31, 2009, respectively, at fair value)	230,784	222,022
Brokerage receivables	36,872	33,634
Trading account assets (including $119,567 and $111,219 pledged to creditors at June 30, 2010 and December 31, 2009, respectively)	309,412	342,773
Investments (including $16,895 and $15,154 pledged to creditors at June 30, 2010 and December 31, 2009, respectively and $277,611and $246,429 at June 30, 2010 and December 31, 2009, respectively, at fair value)	317,066	306,119
Loans, net of unearned income
Consumer (including $2,620 and $34 at June 30, 2010 and December 31, 2009, respectively, at fair value)	505,446	424,057
Corporate (including $2,358 and $1,405 at June 30, 2010 and December 31, 2009, respectively, at fair value)	186,720	167,447

Loans, net of unearned income	$692,166	$591,504
Allowance for loan losses	(46,197)	(36,033)

Total loans, net	$645,969	$555,471
Goodwill	25,201	25,392
Intangible assets (other than MSRs)	7,868	8,714
Mortgage servicing rights (MSRs)	4,894	6,530
Other assets (including $18,716 and $12,664 as of June 30, 2010 and December 31, 2009, respectively, at fair value)	174,101	163,105

Total assets	$1,937,656	$1,856,646

        The following table presents certain assets of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheet above. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs on the following page, and are in excess of those obligations.

June 30, 2010
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks (including segregated cash and other deposits)	$2,721
Trading account assets	4,187
Investments	11,247
Loans, net of unearned income
Consumer (including $2,590 at fair value)	150,770
Corporate (including $680 at fair value)	22,388

Loans, net of unearned income	$173,158
Allowance for loan losses	(13,916)

Total loans, net	$159,242
Other assets	4,944

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$182,341

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Continued)

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares	June 30, 2010	December 31, 2009
	(Unaudited)
Liabilities
Non-interest-bearing deposits in U.S. offices	$59,225	$71,325
Interest-bearing deposits in U.S. offices (including $642 and $700 at June 30, 2010 and December 31, 2009, respectively, at fair value)	241,820	232,093
Non-interest-bearing deposits in offices outside the U.S.	46,322	44,904
Interest-bearing deposits in offices outside the U.S. (including $745 and $845 at June 30, 2010 and December 31, 2009, respectively, at fair value)	466,584	487,581

Total deposits	$813,951	$835,903
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $119,282 and $104,030 as of June 30, 2010 and December 31, 2009, respectively, at fair value)	196,112	154,281
Brokerage payables	54,774	60,846
Trading account liabilities	131,001	137,512
Short-term borrowings (including $1,650 and $639 at June 30, 2010 and December 31, 2009, respectively, at fair value)	92,752	68,879
Long-term debt (including $25,858 and $25,942 at June 30, 2010 and December 31, 2009, respectively, at fair value)	413,297	364,019
Other liabilities (including $11,205 and $11,542 as of June 30, 2010 and December 31, 2009, respectively, at fair value)	78,439	80,233

Total liabilities	$1,780,326	$1,701,673

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 12,038 at June 30, 2010, at aggregate liquidation value	$312	$312
Common stock ($0.01 par value; authorized shares: 60 billion), issued shares: 29,164,931,175 at June 30, 2010 and 28,626,100,389 at December 31, 2009	292	286
Additional paid-in capital	99,014	98,142
Retained earnings	76,130	77,440
Treasury stock, at cost: June 30, 2010—189,512,054 shares and December 31, 2009—142,833,099 shares	(1,772)	(4,543)
Accumulated other comprehensive income (loss)	(19,170)	(18,937)

Total Citigroup stockholders' equity	$154,806	$152,700
Noncontrolling interest	2,524	2,273

Total equity	$157,330	$154,973

Total liabilities and equity	$1,937,656	$1,856,646

See Notes to the Consolidated Financial Statements.

        The following table presents certain liabilities of consolidated VIEs, which are included in the Consolidated Balance Sheet above. The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts where creditors or beneficial interest holders have recourse to the general credit of Citigroup.

June 30, 2010
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup:
Short-term borrowings	$32,665
Long-term debt (including $5,418 at fair value)	101,004
Other liabilities	4,589

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$138,258

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

Citigroup Inc. and Subsidiaries

	Six Months Ended June 30,
In millions of dollars, except shares in thousands	2010	2009
Preferred stock at aggregate liquidation value
Balance, beginning of period	$312	$70,664
Issuance of new preferred stock	—	3,637

Balance, end of period	$312	$74,301

Common stock and additional paid-in capital
Balance, beginning of period	$98,428	$19,222
Employee benefit plans(1)	(913)	(3,892)
Reset of convertible preferred stock conversion price	—	1,285
Issuance of TARP-related warrants	—	88
ADIA Upper Decs Equity Units Purchase Contract	1,875	—
Other	(84)	17

Balance, end of period	$99,306	$16,720

Retained earnings
Balance, beginning of period	$77,440	$86,521
Adjustment to opening balance, net of taxes(2)(3)	(8,442)	413

Adjusted balance, beginning of period	$68,998	$86,934
Citigroup's net income	7,125	5,872
Common dividends(4)	7	(37)
Preferred dividends	—	(2,502)
Preferred stock Series H discount accretion	—	(108)
Reset of convertible preferred stock conversion price	—	(1,285)

Balance, end of period	$76,130	$88,874

Treasury stock, at cost
Balance, beginning of period	$(4,543)	$(9,582)
Issuance of shares pursuant to employee benefit plans	2,774	3,617
Treasury stock acquired(5)	(5)	(2)
Other	2	17

Balance, end of period	$(1,772)	$(5,950)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(18,937)	$(25,195)
Adjustment to opening balance, net of taxes(2)	—	(413)

Adjusted balance, beginning of period	$(18,937)	$(25,608)
Net change in unrealized gains and losses on investment securities, net of taxes	2,088	3,005
Net change in cash flow hedges, net of taxes	(2)	1,524
Net change in foreign currency translation adjustment, net of taxes	(2,315)	(568)
Pension liability adjustment, net of taxes	(4)	4

Net change in Accumulated other comprehensive income (loss)	$(233)	$3,965

Balance, end of period	$(19,170)	$(21,643)

Total Citigroup common stockholders' equity (shares outstanding: 28,975,419 at June 30, 2010 and 28,483,267 at December 31, 2009)	$154,494	$78,001

Total Citigroup stockholders' equity	$154,806	$152,302

[Statement continues on the following page, including notes to table]

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Continued)

Citigroup Inc. and Subsidiaries

	Six Months Ended June 30,
In millions of dollars, except shares in thousands	2010	2009
Noncontrolling interest
Balance, beginning of period	$2,273	$2,392
Origination of a noncontrolling interest	286	—
Transactions between noncontrolling interest shareholders and the related consolidating subsidiary	(26)	(134)
Transactions between Citigroup and the noncontrolling-interest shareholders	—	(359)
Net income attributable to noncontrolling-interest shareholders	60	(50)
Dividends paid to noncontrolling—interest shareholders	(54)	(16)
Accumulated other comprehensive income—net change in unrealized gains and losses on investment securities, net of tax	6	1
Accumulated other comprehensive income—net change in FX translation adjustment, net of tax	(105)	(31)
All other	84	63

Net change in noncontrolling interests	$251	$(526)

Balance, end of period	$2,524	$1,866

Total equity	$157,330	$154,168

Comprehensive income (loss)
Net income before attribution of noncontrolling interests	$7,185	$5,822
Net change in Accumulated other comprehensive income (loss)	(332)	3,935

Total comprehensive income	$6,853	$9,757

Comprehensive income (loss) attributable to the noncontrolling interests	$(39)	$(80)

Comprehensive income attributable to Citigroup	$6,892	$9,837

(1)
Includes unearned compensation on stock awards as well as the issuance in the second quarter of 2010 stock related to the "Common Stock Equivalents" (CSEs). For more information on the CSEs, see Note 7 to the Consolidated Financial Statements.

(2)
The adjustment to the opening balances for Retained earnings and Accumulated other comprehensive income (loss) in 2009 represents the cumulative effect of initially adopting ASC 320-10-35-34, Investments—Debt and Equity securities: Recognition of an Other-Than-Temporary Impairment (formerly FSP FAS 115-2 and FAS 124-2).

(3)
The adjustment to the opening balance for Retained earnings in 2010 represents the cumulative effect of adopting SFAS 167, now incorporated into ASC 810, Consolidation.

(4)
Common dividends in 2010 represent a reversal of dividends accrued on forfeitures of previously issued but unvested employee stock awards related to employees who have left Citigroup. Common dividends declared were as follows: $0.01 per share in the first quarter of 2009.

(5)
All open market repurchases were transacted under an existing authorized share repurchase plan and relate to customer fails/errors.

See Notes to the Consolidated Financial Statements

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
In millions of dollars	2010	2009
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$7,185	$5,822
Net income (loss) attributable to noncontrolling interests	60	(50)

Citigroup's net income	$7,125	$5,872
Income (loss) from discontinued operations, net of taxes	144	(261)
Gain on sale, net of taxes	64	2

Income from continuing operations—excluding noncontrolling interests	$6,917	$6,131
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	168	196
Additions to deferred policy acquisition costs	1,966	(221)
Depreciation and amortization	1,243	859
Provision for credit losses	14,783	22,343
Change in trading account assets	23,461	48,322
Change in trading account liabilities	(6,511)	(47,786)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(8,762)	1,324
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	41,831	(31,804)
Change in brokerage receivables net of brokerage payables	(9,310)	(7,763)
Net losses (gains) from sales of investments	(1,061)	(1,292)
Change in loans held-for-sale	(1,694)	(820)
Other, net	(21,430)	(9,916)

Total adjustments	$34,684	$(26,558)

Net cash provided by (used in) operating activities of continuing operations	$41,601	$(20,427)

Cash flows from investing activities of continuing operations
Change in deposits with banks	$6,634	$(12,689)
Change in loans	55,314	(86,734)
Proceeds from sales and securitizations of loans	3,752	127,034
Purchases of investments	(200,847)	(120,361)
Proceeds from sales of investments	78,983	47,441
Proceeds from maturities of investments	95,806	57,536
Capital expenditures on premises and equipment	(528)	(615)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	1,164	4,845

Net cash provided by investing activities of continuing operations	$40,278	$16,457

Cash flows from financing activities of continuing operations
Dividends paid	$—	$(2,539)
Issuance of ADIA Upper Decs equity units purchase contract	1,875	—
Treasury stock acquired	(5)	(2)
Stock tendered for payment of withholding taxes	(724)	(108)
Issuance of long-term debt	13,153	60,205
Payments and redemptions of long-term debt	(41,765)	(66,652)
Change in deposits	(21,952)	30,552
Change in short-term borrowings	(33,227)	(20,497)

Net cash (used in) provided by financing activities of continuing operations	$(82,645)	$959

Effect of exchange rate changes on cash and cash equivalents	(48)	171

Net cash from discontinued operations	51	502

Change in cash and due from banks	$(763)	$(2,338)
Cash and due from banks at beginning of period	25,472	29,253

Cash and due from banks at end of period	$24,709	$26,915

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$2,769	$(585)
Cash paid during the period for interest	$12,101	$15,084

Non-cash investing activities
Transfers to repossessed assets	$1,498	$1,363

See Notes to the Unaudited Consolidated Financial Statements.

This page intentionally left blank.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	Citibank, N.A. and Subsidiaries
In millions of dollars, except shares	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$20,128	$20,246
Deposits with banks	132,946	154,372
Federal funds sold and securities borrowed or purchased under agreements to resell	29,174	31,434
Trading account assets (including $785 and $914 pledged to creditors at June 30, 2010 and December 31, 2009, respectively)	143,568	156,380
Investments (including $5,238 and $3,849 pledged to creditors at June 30, 2010 and December 31, 2009, respectively)	255,468	233,086
Loans, net of unearned income	477,897	477,974
Allowance for loan losses	(20,872)	(22,685)

Total loans, net	$457,025	$455,289
Goodwill	9,839	10,200
Intangible assets, including MSRs	6,237	8,243
Premises and equipment, net	4,496	4,832
Interest and fees receivable	6,353	6,840
Other assets	92,643	80,439

Total assets	$1,157,877	$1,161,361

        The following table presents certain assets of consolidated VIEs, which are included in the Consolidated Balance Sheet above. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs on the following page, and are in excess of those obligations.

June 30, 2010
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks (including segregated cash and other deposits)	$2,228
Trading account assets	32
Investments	8,914
Loans, net of unearned income
Consumer (including $2,590 at fair value)	41,892
Corporate (including $392 at fair value)	21,593

Loans, net of unearned income	$63,485
Allowance for loan losses	(303)

Total loans, net	$63,182
Other assets	1,775

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$76,131

[Statement continues on the following page]

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Continued)

	Citibank, N.A. and Subsidiaries
In millions of dollars, except shares	June 30, 2010	December 31, 2009
	(Unaudited)
Liabilities
Non-interest-bearing deposits in U.S. offices	$66,524	$76,729
Interest-bearing deposits in U.S. offices	188,010	176,149
Non-interest-bearing deposits in offices outside the U.S.	42,256	39,414
Interest-bearing deposits in offices outside the U.S.	474,629	479,350

Total deposits	$771,419	$771,642
Trading account liabilities	58,703	52,010
Purchased funds and other borrowings	63,156	89,503
Accrued taxes and other expenses	8,277	9,046
Long-term debt and subordinated notes	92,394	82,086
Other liabilities	41,206	39,181

Total liabilities	$1,035,155	$1,043,468

Citibank stockholder's equity
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	$751	$751
Surplus	109,099	107,923
Retained earnings	23,975	19,457
Accumulated other comprehensive income (loss)(1)	(12,227)	(11,532)

Total Citibank stockholder's equity	$121,598	$116,599
Noncontrolling interest	1,124	1,294

Total equity	$122,722	$117,893

Total liabilities and equity	$1,157,877	$1,161,361

(1)
Amounts at June 30, 2010 and December 31, 2009 include the after-tax amounts for net unrealized gains (losses) on investment securities of $(2.948) billion and $(4.735) billion, respectively, for foreign currency translation of $(5.963) billion and $(3.255) billion, respectively, for cash flow hedges of $(2.141) billion and $(2.367) billion, respectively, and for pension liability adjustments of $(1.175) billion and $(1.175) billion, respectively.

See Notes to the Consolidated Financial Statements.

        The following table presents certain liabilities of consolidated VIEs, which are included in the Consolidated Balance Sheet above. The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts where creditors or beneficial interest holders have recourse to the general credit of Citigroup.

June 30, 2010
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup:
Short-term borrowings	$28,258
Long-term debt (including $2,766 at fair value)	35,862
Other liabilities	2,928

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$67,048

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    BASIS OF PRESENTATION

        The accompanying unaudited Consolidated Financial Statements as of June 30, 2010 and for the three- and six-month period ended June 30, 2010 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Citigroup's updated 2009 historical financial statements and notes filed on Form 8-K with the Securities and Exchange Commission (SEC) on June 25, 2010 and Citigroup's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

        The Company includes a balance sheet and statement of changes in stockholder's equity for Citibank, N.A. to provide information about this entity to shareholders of Citigroup and international regulatory agencies (see Note 21 to the Consolidated Financial Statements for further discussion).

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

        A detailed discussion of the Company's accounting policies is included in Citigroup's updated 2009 historical financial statements and notes filed on Form 8-K with the SEC on June 25, 2010.

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of the Company. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries, or investments accounted for at fair value under the fair value option, are accounted for under the equity method, and the pro rata share of their income (loss) is included in Other revenue. Income from investments in less than 20%-owned companies is recognized when dividends are received. As discussed below, Citigroup consolidates entities deemed to be variable interest entities when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings, and other investments and charges for management's estimate of impairment in their value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in Other revenue.

ACCOUNTING CHANGES

Change in Accounting for Embedded Credit Derivatives

        In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives. The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition on July 1, 2010.

        The Company has elected to account for the following beneficial interests issued by securitization vehicles under the fair value option. Beneficial interests previously classified as held-to-maturity (HTM) were reclassified to available-for-sale (AFS) on June 30, 2010, because as of that reporting date, the Company did not have the intent to hold the beneficial interests until maturity.

        The following table also shows the gross gains and gross losses that make up the cumulative-effect adjustment to retained earnings for reclassified beneficial interests, recorded on July 1, 2010:

		July 1, 2010
		Cumulative effect adjustment to Retained earnings
In millions of dollars at June 30, 2010	Amortized cost	Gross unrealized losses recognized in AOCI(1)	Gross unrealized gains recognized in AOCI	Fair Value
Mortgage-backed securities
Prime	$390	$—	$49	$439
Alt-A	550	—	54	604
Subprime	221	—	6	227
Non-U.S. residential	2,244	—	38	2,282

Total mortgage-backed securities	$3,405	$—	$147	$3,552

Asset-backed securities
Auction rate securities	$4,463	$401	$48	$4,110
Other asset-backed	3,990	—	160	4,150

Total asset-backed securities	$8,453	$401	$208	$8,260

Total reclassified debt securities	$11,858	$401	$355	$11,812

(1)
All reclassified debt securities with gross unrealized losses were assessed for other-than-temporary-impairment as of June 30, 2010, including an assessment of whether the Company intends to sell the security. For securities that the Company intends to sell, impairment charges of $176 million were recorded in earnings in the second quarter of 2010. Refer to Note 10 for more details on the total other-than-temporary-impairments recognized during the 3 months and 6 months ended June 30, 2010.

        Beginning July 1, 2010, the Company elected to account for these beneficial interests under the fair value option for various reasons, including:

  •
  To reduce the operational burden of assessing beneficial interests for bifurcation under the guidance in the ASU;

  •
  Where bifurcation would otherwise be required under the ASU, to avoid the complicated operational requirements of bifurcating the embedded derivatives from the host contracts and accounting for each separately. The Company reclassified substantially all beneficial interests where bifurcation would otherwise be required under the ASU; and

  •
  To permit more economic hedging strategies without generating volatility in reported earnings.

Additional Disclosures Regarding Fair Value Measurements

        In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of January 1, 2010. The required disclosures are included in Note 16. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

Elimination of Qualifying Special Purpose Entities (QSPEs) and Changes in the Consolidation Model for VIEs

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

        SFAS 166 eliminates QSPEs. SFAS 167 details three key changes to the consolidation model. First, former QSPEs are now included in the scope of SFAS 167. Second, the FASB has changed the method of analyzing which party to a VIE should consolidate the VIE (known as the primary beneficiary) to a qualitative determination of which party to the VIE has "power," combined with potentially significant benefits or losses, instead of the previous quantitative risks and rewards model. The party that has "power" has the ability to direct the activities of the VIE that most significantly impact the VIE's economic performance. Third, the new standard requires that the primary beneficiary analysis be re-evaluated whenever circumstances change. The previous rules required reconsideration of the primary beneficiary only when specified reconsideration events occurred.

        As a result of implementing these new accounting standards, Citigroup consolidated certain of the VIEs and former QSPEs with which it currently has involvement. Further, certain asset transfers, including transfers of portions of assets, that would have been considered sales under SFAS 140, are considered secured borrowings under the new standards.

        In accordance with SFAS 167, Citigroup employed three approaches for newly consolidating certain VIEs and former QSPEs as of January 1, 2010. The first approach requires initially measuring the assets, liabilities, and noncontrolling interests of the VIEs and former QSPEs at their carrying values (the amounts at which the assets, liabilities, and noncontrolling interests would have been carried in the Consolidated Financial Statements, if Citigroup had always consolidated these VIEs and former QSPEs). The second approach measures assets at their unpaid principal amount, and is applied where using carrying values is not practicable. The third approach is to elect the fair value option, in which all of the financial assets and liabilities of certain designated VIEs and former QSPEs are recorded at fair value upon adoption of SFAS 167 and continue to be marked-to-market thereafter, with changes in fair value reported in earnings.

        Citigroup consolidated all required VIEs and former QSPEs, as of January 1, 2010, at carrying values or unpaid principal amounts, except for certain private label residential mortgage and mutual fund deferred sales commissions VIEs, for which the fair value option was elected. The following tables present the impact of adopting these new accounting standards applying these approaches.

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

(1)
The implementation of SFAS 167 resulted in the deconsolidation of certain synthetic and cash collateralized debt obligation (CDO) VIEs that were previously consolidated under the requirements of ASC 810 (FIN 46(R)). Due to the deconsolidation of these synthetic CDOs, Citigroup's Consolidated Balance Sheet now reflects the recognition of current receivables and payables related to purchased and written credit default swaps entered into with these VIEs, which had previously been eliminated in consolidation. The deconsolidation of certain cash CDOs has a minimal impact on GAAP assets, but causes a sizable increase in risk-weighted assets. The impact on risk-weighted assets results from replacing, in Citigroup's trading account, largely investment grade securities owned by these VIEs when consolidated, with Citigroup's holdings of non-investment grade or unrated securities issued by these VIEs when deconsolidated.

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

  •
  The entity being evaluated for consolidation is an investment company, as defined, or an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with an investment company;

  •
  The reporting enterprise does not have an explicit or implicit obligation to fund losses of the entity that could potentially be significant to the entity; and

  •
  The entity being evaluated for consolidation is not:

    A securitization entity;

    An asset-backed financing entity;

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

Multiple Foreign Exchange Rates

        In May 2010, the FASB issued ASU 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The ASU requires certain disclosure in situations when an entity's reported balances in U.S. dollar monetary assets held by its foreign entities differ from the actual U.S. dollar-denominated balances due to different foreign exchange rates used in remeasurement and translation. The ASU also clarifies the reporting for the difference between the reported balances and the U.S. dollar-denominated balances upon the initial adoption of highly inflationary accounting. The ASU does not have a material impact on the Company's accounting.

FUTURE APPLICATIONS OF ACCOUNTING STANDARDS

Loss-Contingency Disclosures

        In July 2010, the FASB issued a second exposure draft proposing expanded disclosures regarding loss contingencies. This proposal increases the number of loss contingencies subject to disclosure and requires substantial quantitative and qualitative information to be provided about those loss contingencies. The proposal will have no impact on the Company's accounting for loss contingencies.

Credit Quality and Allowance for Credit Losses Disclosures

        In July 2010, the FASB issued ASU No. 2010-20, Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses. The ASU requires a greater level of disaggregated information about the allowance for credit losses and the credit quality of financing receivables. The period-end balance disclosure requirements for loans and the allowance for loans losses will be effective for reporting periods ending on or after December 15, 2010, while disclosures for activity during a reporting period that occurs in the loan and allowance for loan losses accounts will be effective for reporting periods beginning on or after December 15, 2010.

Effect of a Loan Modification When the Loan is Part of a Pool Accounted for as a Single Asset (ASU No. 2010-18)

        In April 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool Accounted for as a Single Asset. As a result of the amendments in this ASU, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The ASU will be effective for reporting periods ending on or after July 15, 2010. The ASU will have no material effect on the Company's financial statements.

Potential Amendments to Current Accounting Standards

        The FASB is currently working on amendments to existing accounting standards governing financial instruments and lease accounting. Upon completion of the standards, the Company will need to re-evaluate its accounting and disclosures. The FASB is proposing sweeping changes to the classification and measurement of financial instruments, hedging and impairment guidance. The FASB is also working on a project that would require all leases to be capitalized on the balance sheet. These projects will have significant impacts for the Company. However, due to ongoing deliberations of the standard-setters, the Company is currently unable to determine the effect of future amendments or proposals at this time.

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

  Results for all of the Nikko Cordial businesses sold are reported as Discontinued operations for all periods presented.

        Summarized financial information for Discontinued operations, including cash flows, related to the sale of Nikko Cordial is as follows:

	Three Months June 30,		Six Months Ended June 30,
In millions of dollars	2010	2009	2010	2009
Total revenues, net of interest expense	$—	$112	$92	$380

Income (loss) from discontinued operations	$—	$(248)	$(7)	$(382)
Gain on sale	—	—	94	—
Benefit for income taxes and noncontrolling interest, net of taxes	—	(83)	(122)	(133)

Income (loss) from discontinued operations, net of taxes	$—	$(165)	$209	$(249)

	Six Months June 30,
In millions of dollars	2010	2009
Cash flows from operating activities	$(134)	$(1,194)
Cash flows from investing activities	185	1,667
Cash flows from financing activities	—	—

Net cash provided by discontinued operations	$51	$473

Combined Results for Discontinued Operations

        The following is summarized financial information for the Nikko Cordial business, German retail banking operations and CitiCapital business. The German retail banking operation, which was sold on December 5, 2008, and the Citi Capital business, which was sold on July 31, 2008, continue to have minimal residual costs associated with the sales. Additionally, contingency consideration payments received during the first quarter of 2009 of $29 million pretax ($19 million after-tax) related to the sale of Citigroup's Asset Management business, which was sold in December 2005, is also included in these balances.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2010	2009	2010	2009
Total revenues, net of interest expense	$18	$163	$135	$446

Income (loss) from discontinued operations	$(3)	$(279)	$(8)	$(431)
Gain on sale	—	14	94	2
Benefit for income taxes and noncontrolling interest, net of taxes	—	(123)	(122)	(170)

Income (loss) from discontinued operations, net of taxes	$(3)	$(142)	$208	$(259)

Cash flows from discontinued operations

	Six Months Ended June 30,
In millions of dollars	2010	2009
Cash flows from operating activities	$(132)	$(1,175)
Cash flows from investing activities	186	1,686
Cash flows from financing activities	(3)	(9)

Net cash provided by discontinued operations	$51	$502

 3.    BUSINESS SEGMENTS

        The following table presents certain information regarding the Company's operations by segment:

	Revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)(2)		Identifiable assets
	Three Months Ended June 30,
In millions of dollars, except identifiable assets in billions							Jun. 30, 2010	Dec. 31, 2009
	2010	2009	2010	2009	2010	2009
Regional Consumer Banking	$8,032	$6,201	$336	$7	$1,177	$424	$309	$257
Institutional Clients Group	8,457	9,184	940	1,143	2,619	2,812	902	882

Subtotal Citicorp	16,489	15,385	1,276	1,150	3,796	3,236	1,211	1,139
Citi Holdings	4,919	15,325	(646)	789	(1,197)	1,182	465	487
Corporate/Other	663	(741)	182	(1,032)	129	(31)	262	231

Total	$22,071	$29,969	$812	$907	$2,728	$4,387	$1,938	$1,857

	Revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)(2)
	Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Regional Consumer Banking	$16,114	$12,554	$563	$163	$2,191	$1,215
Institutional Clients Group	18,897	23,758	2,770	4,361	6,766	9,852

Subtotal Citicorp	35,011	36,312	3,333	4,524	8,957	11,067
Citi Holdings	11,469	18,419	(1,592)	(2,799)	(2,073)	(4,303)
Corporate/Other	1,012	(241)	107	17	93	(683)

Total	$47,492	$54,490	$1,848	$1,742	$6,977	$6,081

(1)
Includes Citicorp total revenues, net of interest expense, in North America of $7.0 billion and $4.6 billion; in EMEA of $3.0 billion and $3.8 billion; in Latin America of $3.0 billion and $3.3 billion; and in Asia of $3.5 billion and $3.7 billion for the three months ended June 30, 2010 and 2009, respectively. Includes Citicorp total revenues, net of interest expense, in North America of $14.9 billion and $12.7 billion; in EMEA of $6.7 billion and $9.2 billion; in Latin America of $6.1 billion and $6.4 billion; and in Asia of $7.3 billion and $8.0 billion for the six months ended June 30, 2010 and 2009, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the Regional Consumer Banking results of $2.5 billion and $2.1 billion; in the ICG results of $(210) million and $864 million; and in the Citi Holdings results of $4.3 billion and $9.7 billion for the three months ended June 30, 2010 and 2009, respectively. Includes pretax provisions (credits) for credit losses and for benefits and claims in the Regional Consumer Banking results of $5.4 billion and $4.0 billion; in the ICG results of $(295) million and $1.3 billion; and in the Citi Holdings results of $10.1 billion and $17.7 billion for the six months ended June 30, 2010 and 2009, respectively.

 4.    INTEREST REVENUE AND EXPENSE

        For the three- and six- month periods ended June 30, 2010 and 2009, interest revenue and expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2010	2009	2010	2009
Interest revenue
Loan interest, including fees	$14,227	$11,929	$28,900	$24,784
Deposits with banks	291	377	581	813
Federal funds sold and securities purchased under agreements to resell	781	794	1,533	1,679
Investments, including dividends	2,986	3,435	6,095	6,611
Trading account assets(1)	2,011	2,921	3,883	5,872
Other interest	122	215	278	495

Total interest revenue	$20,418	$19,671	$41,270	$40,254

Interest expense
Deposits(2)	$2,036	$2,840	$4,116	$5,688
Federal funds purchased and securities loaned or sold under agreements to repurchase	797	931	1,451	2,035
Trading account liabilities(1)	106	69	169	177
Short-term borrowings	215	315	491	778
Long-term debt	3,225	2,687	6,443	5,821

Total interest expense	$6,379	$6,842	$12,670	$14,499

Net interest revenue	$14,039	$12,829	$28,600	$25,755
Provision for loan losses	6,523	12,233	14,889	22,148

Net interest revenue after provision for loan losses	$7,516	$596	$13,711	$3,607

(1)
Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes FDIC deposit insurance fees and charges of $242 million and $670 million for the three months ended June 30, 2010 and June 30, 2009, and $465 million and $969 million for the six months ended June 30, 2010 and June 30, 2009, respectively. The 2009 periods' FDIC insurance fees include the one-time FDIC special assessment of $333 million.

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

        The following table presents commissions and fees revenue for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2010	2009	2010	2009
Credit cards and bank cards	$999	$1,000	$1,964	$1,977
Investment banking	473	1,061	1,318	1,875
Smith Barney	—	321	—	836
ICG trading-related	512	514	1,002	898
Transaction services	364	328	711	644
Other consumer	305	370	630	611
Checking-related	260	248	533	512
Other ICG	88	80	177	188
Primerica-related (prior to March 2010)	—	76	91	149
Loan servicing(1)	143	14	282	26
Corporate finance	87	171	183	421
Other	(2)	(99)	(17)	(69)

Total commissions and fees	$3,229	$4,084	$6,874	$8,068

(1)
Beginning in the second quarter of 2010, for clarity purposes, Citigroup has reclassified the mortgage servicing rights (MSRs) Mark-to-market and MSR hedging activities from multiple income statement lines together into Other revenue. All periods presented reflect this reclassification.

 6.    PRINCIPAL TRANSACTIONS

        Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products, as well as foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities' profitability. The following tables present principal transactions revenue for the three- and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2010(1)	2009(1)	2010(1)	2009(1)
Regional Consumer Banking	$79	$654	$249	$945
Institutional Clients Group	1,632	880	4,976	7,830

Subtotal Citicorp	$1,711	$1,534	$5,225	$8,775
Local Consumer Lending	(19)	3	(154)	528
Brokerage and Asset Management	(3)	41	(28)	24
Special Asset Pool	604	(206)	1,750	(4,247)

Subtotal Citi Holdings	$582	$(162)	$1,568	$(3,695)
Corporate/Other	(76)	416	(423)	621

Total Citigroup	$2,217	$1,788	$6,370	$5,701

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2010(1)	2009(1)	2010(1)	2009(1)
Interest rate contracts(2)	$2,231	$1,613	$3,642	$6,453
Foreign exchange contracts(3)	262	858	503	1,864
Equity contracts(4)	(250)	(175)	315	903
Commodity and other contracts(5)	121	130	230	827
Credit derivatives(6)	(147)	(638)	1,680	(4,346)

Total Citigroup	$2,217	$1,788	$6,370	$5,701

(1)
Beginning in the second quarter of 2010, for clarity purposes, Citigroup has reclassified the MSR mark-to-market and MSR hedging activities from multiple income statement lines together into Other Revenue. All periods presented reflect this reclassification.

(2)
Includes revenues from government securities and corporate debt, municipal securities, preferred stock, mortgage securities and other debt instruments. Also includes options on fixed income securities, interest rate swaps, swap options, caps and floors, financial futures, over-the-counter (OTC) options and forward contracts on fixed income securities.

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

(6)
Includes revenues from structured credit products.

 7.    RETIREMENT BENEFITS AND INCENTIVE PLANS

        The Company has several non-contributory defined benefit pension plans covering certain U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. qualified defined benefit plan provides benefits under a cash balance formula. However, employees satisfying certain age and service requirements remain covered by a prior final average pay formula under that plan. Effective January 1, 2008, the U.S. qualified pension plan was frozen for most employees. Accordingly, no additional compensation-based contributions have been credited to the cash balance plan for existing plan participants after December 31, 2007. However, certain employees still covered under the prior final pay plan will continue to accrue benefits. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States.

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

        The following tables summarize the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company's U.S. qualified pension plan, post-retirement plans and plans outside the United States. The Company uses a December 31 measurement date for the U.S. plans, as well as the plans outside the United States.

Net (Benefit) Expense

	Three Months Ended June 30,
	Pension Plans				Postretirement Benefit Plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2010	2009	2010	2009	2010	2009	2010	2009
Benefits earned during the period	$5	$6	$41	$34	$—	$—	$6	$6
Interest cost on benefit obligation	160	163	86	74	15	15	26	22
Expected return on plan assets	(212)	(229)	(93)	(84)	(2)	(3)	(25)	(20)
Amortization of unrecognized:
Net transition obligation	—	—	—	(1)	—	—	—	—
Prior service cost (benefit)	(1)	(2)	1	2	2	—	—	—
Net actuarial loss	11	2	14	18	1	—	5	5

Net (benefit) expense	$(37)	$(60)	$49	$43	$16	$12	$12	$13

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $11 million and $9 million for the three months ended June 30, 2010 and 2009, respectively.

	Six Months Ended June 30,
	Pension Plans				Postretirement Benefit Plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2010	2009	2010	2009	2010	2009	2010	2009
Benefits earned during the period	$9	$12	$82	$71	$—	$—	12	$13
Interest cost on benefit obligation	319	326	170	144	29	30	52	43
Expected return on plan assets	(423)	(458)	(187)	(162)	(4)	(5)	(50)	(38)
Amortization of unrecognized:
Net transition obligation	—	—	(1)	(1)	—	—	—	—
Prior service cost (benefit)	(1)	(1)	2	2	2	—	—	—
Net actuarial loss	22	2	28	33	2	1	10	9

Net (benefit) expense	$(74)	$(119)	$94	$87	$29	$26	24	$27

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $22 million and $19 million for the six months ended June 30, 2010 and 2009, respectively.

 Employer Contributions

        Citigroup's pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements, rather than to the amounts of accumulated benefit obligations. For the U.S. qualified pension plan, the Company may increase its contributions above the minimum required contribution under the Employee Retirement Income Security Act of 1974, as amended, if appropriate to its tax and cash position and the plan's funded position. There were no minimum required cash contributions for the U.S. plans at June 30, 2010. For the non-U.S. pension plans, the Company contributed $58 million as of June 30, 2010 and expects to contribute an additional $103 million in 2010. The Company also expects to contribute $34 million of benefits to be paid directly by the Company on behalf of the non-U.S. pension plans. For the non-U.S. postretirement benefit plans, expected cash contributions for 2010 are $75 million, which includes $3 million of benefits to be paid directly by the Company. These estimates are subject to change, since contribution decisions are affected by various factors, such as market performance and regulatory requirements; in addition, management has the ability to change funding policy.

Stock-Based Incentive Compensation

        The Company recognized compensation expense related to incentive plans of $269 million for the three months ended June 30, 2010, and $654 million for the six months ended June 30, 2010. The Company granted 353 million shares as equity awards in the second quarter, of which 346 million shares were issued in settlement of Common Stock Equivalent (CSE) awards, as approved by shareholders at the 2010 annual meeting. CSEs were awarded in the first quarter of 2010 as part of incentive compensation for the 2009 performance year in accordance with the terms of Citi's TARP repayment program. These awards were accrued for in 2009, and are not reflected in the expense numbers presented for 2010. The number of shares delivered to recipients was equal to their individual CSE award value divided by the fair market value of Citi common stock determined as of the grant date ($4.93), less shares withheld for taxes, as applicable. In accordance with the terms of the shareholder-approved program, the CSE awards were settled by new issues of common stock. Traditionally, Citi has settled equity award transactions by delivering shares from treasury stock.

        On April 20, 2010, 39 million stock options were issued to certain employees. The stock options issued vest one-third each on October 29, 2010, 2011, and 2012. The strike price of these options is $4.88 per share.

 8.    EARNINGS PER SHARE

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per-share amounts	2010	2009	2010	2009
Income before attribution of noncontrolling interests	$2,728	$4,387	$6,977	$6,081
Noncontrolling interests	28	(34)	60	(50)

Net income from continuing operations (for EPS purposes)	$2,700	$4,421	$6,917	$6,131
Income (loss) from discontinued operations, net of taxes	(3)	(142)	208	(259)

Citigroup's net income (loss)	$2,697	$4,279	$7,125	$5,872
Preferred dividends	—	(1,495)	—	(2,716)
Impact of the conversion price reset related to the $12.5 billion convertible preferred stock private issuance	—	—	—	(1,285)
Preferred stock Series H discount accretion	—	(54)	—	(107)

Net income (loss) available to common shareholders	$2,697	$2,730	$7,125	$1,764
Dividends and undistributed earnings allocated to participating securities	26	105	57	69

Net income (loss) allocated to common shareholders for basic EPS	$2,671	$2,625	$7,068	$1,695
Effect of dilutive securities	—	270	—	540

Net income (loss) allocated to common shareholders for diluted EPS	$2,671	$2,895	$7,068	$2,235

Weighted-average common shares outstanding applicable to basic EPS	28,849.4	5,399.5	28,646.9	5,392.3
Effect of dilutive securities
TDECs	876.2	—	879.5	—
Other employee plans	22.8	—	14.2	—
Convertible securities	0.7	568.3	0.7	568.3
Options	3.5	—	1.8	—

Adjusted weighted-average common shares outstanding applicable to diluted EPS	29,752.6	5,967.8	29,543.1	5,960.6

Basic earnings per share
Income (loss) from continuing operations	$0.09	$0.51	$0.24	$0.36
Discontinued operations	—	(0.02)	0.01	(0.05)

Net income (loss)	$0.09	$0.49	$0.25	$0.31

Diluted earnings per share
Income (loss) from continuing operations	$0.09	$0.51	$0.23	$0.36
Discontinued operations	—	(0.02)	0.01	(0.05)

Net income (loss)	$0.09	$0.49	$0.24	$0.31

        During the second quarters of 2010 and 2009, weighted-average options to purchase 98.1 million and 117.2 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per common share, because the weighted-average exercise prices of $28.35 and $40.19, respectively, were greater than the average market price of the Company's common stock.

        Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement, with exercise prices of $17.85 and $10.61 for approximately 210 million and 255 million shares of common stock, respectively, were not included in the computation of earnings per common share in 2010 and 2009, because they were anti-dilutive.

        Equity awards granted under the Management Committee Long-Term Incentive Plan (MC LTIP) were not included in the 2009 computation of earnings per common share, because the performance targets under the terms of the awards were not met and, as a result, the awards expired in the first quarter of 2010. In addition, other performance-based equity awards of approximately 5 million shares were not included in the second quarter 2010 earnings per share computation, because the performance targets under the terms of the awards were not met.

        Equity units convertible into approximately 177 million shares and 235 million shares of Citigroup common stock held by the Abu Dhabi Investment Authority (ADIA) were not included in the computation of earnings per common share in the second quarters of 2010 and 2009, respectively, because the exercise price of $31.83 was greater than the average market price of the Company's common stock.

 9.    TRADING ACCOUNT ASSETS AND LIABILITIES

        Trading account assets and Trading account liabilities, at fair value, consisted of the following at June 30, 2010 and December 31, 2009:

In millions of dollars	June 30, 2010	December 31, 2009
Trading account assets
Mortgage-backed securities(1)
U.S. government agency guaranteed	$24,911	$20,638
Prime	1,663	1,156
Alt-A	1,399	1,229
Subprime	2,511	9,734
Non-U.S. residential	2,378	2,368
Commercial	3,229	3,455

Total mortgage-backed securities(1)	$36,091	$38,580

U.S. Treasury and federal agencies
U.S. Treasuries	$21,641	$28,938
Agency and direct obligations	4,184	2,041

Total U.S. Treasury and federal agencies	$25,825	$30,979

State and municipal securities	6,646	$7,147
Foreign government securities	80,504	72,769
Corporate	49,132	51,985
Derivatives(2)	56,521	58,879
Equity securities	34,720	46,221
Asset-backed securities(1)	5,952	4,089
Other debt securities	14,021	32,124

Total trading account assets	$309,412	$342,773

Trading account liabilities
Securities sold, not yet purchased	$71,728	$73,406
Derivatives(2)	59,273	64,106

Total trading account liabilities	$131,001	$137,512

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

 10.    INVESTMENTS

In millions of dollars	June 30, 2010	December 31, 2009
Securities available-for-sale	$270,913	$239,599
Debt securities held-to-maturity(1)	31,283	51,527
Non-marketable equity securities carried at fair value(2)	6,698	6,830
Non-marketable equity securities carried at cost(3)	8,172	8,163

Total investments	$317,066	$306,119

(1)
Recorded at amortized cost, less impairment on securities that have credit-related impairment.

(2)
Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)
Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, Federal Home Loan Bank, foreign central banks and various clearing houses of which Citigroup is a member.

Securities Available-for-Sale

        The amortized cost and fair value of securities available-for-sale (AFS) at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010				December 31, 2009
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized Losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-agency guaranteed	$19,706	$693	$1	$20,398	$20,625	$339	$50	$20,914
Prime	6,453	57	852	5,658	7,291	119	932	6,478
Alt-A	655	56	1	710	538	93	4	627
Subprime	117	6	—	123	1	—	—	1
Non-U.S. residential	2,426	42	7	2,461	258	—	3	255
Commercial	670	25	56	639	883	10	100	793

Total mortgage-backed securities	$30,027	$879	$917	$29,989	$29,596	$561	$1,089	$29,068
U.S. Treasury and federal agency securities
U.S. Treasury	39,058	602	—	39,660	26,857	36	331	26,562
Agency obligations	44,050	521	1	44,570	27,714	46	208	27,552

Total U.S. Treasury and federal agency securities	$83,108	$1,123	$1	$84,230	$54,571	$82	$539	$54,114
State and municipal	17,555	150	2,131	15,574	16,677	147	1,214	15,610
Foreign government	97,653	1,382	164	98,871	101,987	860	328	102,519
Corporate	16,146	412	63	16,495	20,024	435	146	20,313
Asset-backed securities(1)	18,157	240	445	17,952	10,089	50	93	10,046
Other debt securities	2,229	30	65	2,194	2,179	21	77	2,123

Total debt securities AFS	$264,875	$4,216	$3,786	$265,305	$235,123	$2,156	$3,486	$233,793

Marketable equity securities AFS	$3,958	$1,911	$261	$5,608	$4,089	$1,929	$212	$5,806

Total securities AFS	$268,833	$6,127	$4,047	$270,913	$239,212	$4,085	$3,698	$239,599

(1)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, information is provided in Note 14 to the Consolidated Financial Statements.

        As discussed in more detail below, the Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. Any credit-related impairment related to debt securities the Company does not intend to sell and is not likely to be required to sell is recognized in the Consolidated Statement of Income, with the non-credit-related impairment recognized in OCI. For other impaired debt securities that the Company intends to sell, the entire impairment is recognized in the Consolidated Statement of Income.

        The table below shows the fair value of investments in AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of June 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2010
Securities AFS
Mortgage-backed securities
U.S. government-agency guaranteed	$225	$1	$23	$—	$248	$1
Prime	96	6	4,532	846	4,628	852
Alt-A	—	—	7	1	7	1
Subprime	—	—	—	—	—	—
Non-U.S. residential	—	—	413	7	413	7
Commercial	70	17	39	39	109	56

Total mortgage-backed securities	$391	$24	$5,014	$893	$5,405	$917
U.S. Treasury and federal agency securities
U.S. Treasury	200	—	—	—	200	—
Agency obligations	1,317	1	—	—	1,317	1

Total U.S. Treasury and federal agency securities	$1,517	$1	$—	$—	$1,517	$1
State and municipal	208	21	9,640	2,110	9,848	2,131
Foreign government	29,732	72	2,994	92	32,726	164
Corporate	913	35	406	28	1,319	63
Asset-backed securities	1,125	357	5,220	88	6,345	445
Other debt securities	—	—	526	65	526	65
Marketable equity securities AFS	89	3	2,255	258	2,344	261

Total securities AFS	$33,975	$513	$26,055	$3,534	$60,030	$4,047

December 31, 2009
Securities AFS
Mortgage-backed securities
U.S. government-agency guaranteed	$6,793	$47	$263	$3	$7,056	$50
Prime	5,074	905	228	27	5,302	932
Alt-A	106	—	35	4	141	4
Subprime	—	—	—	—	—	—
Non-U.S. residential	250	3	—	—	250	3
Commercial	93	2	259	98	352	100

Total mortgage-backed securities	$12,316	$957	$785	$132	$13,101	$1,089
U.S. Treasury and federal agency securities
U.S. Treasury	23,378	224	308	107	23,686	331
Agency obligations	17,957	208	7	—	17,964	208

Total U.S. Treasury and federal agency securities	$41,335	$432	$315	$107	$41,650	$539
State and municipal	754	97	10,630	1,117	11,384	1,214
Foreign government	39,241	217	10,398	111	49,639	328
Corporate	1,165	47	907	99	2,072	146
Asset-backed securities	627	4	986	89	1,613	93
Other debt securities	28	2	647	75	675	77
Marketable equity securities AFS	102	4	2,526	208	2,628	212

Total securities AFS	$95,568	$1,760	$27,194	$1,938	$122,762	$3,698

        The following table presents the amortized cost and fair value of debt securities available-for-sale by contractual maturity dates as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
In millions of dollars	Amortized Cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$—	$—	$2	$3
After 1 but within 5 years	9	9	16	16
After 5 but within 10 years	519	506	626	597
After 10 years(2)	29,499	29,474	28,952	28,452

Total	$30,027	$29,989	$29,596	$29,068

U.S. Treasury and federal agencies
Due within 1 year	$11,011	$11,033	$5,357	$5,366
After 1 but within 5 years	56,288	56,913	35,912	35,618
After 5 but within 10 years	13,170	13,534	8,815	8,773
After 10 years(2)	2,639	2,750	4,487	4,357

Total	$83,108	$84,230	$54,571	$54,114

State and municipal
Due within 1 year	$14	$14	$7	$8
After 1 but within 5 years	145	152	119	129
After 5 but within 10 years	209	215	340	359
After 10 years(2)	17,187	15,193	16,211	15,114

Total	$17,555	$15,574	$16,677	$15,610

Foreign government
Due within 1 year	$35,137	$35,221	$32,223	$32,365
After 1 but within 5 years	54,865	55,652	61,165	61,426
After 5 but within 10 years	6,855	7,061	7,844	7,845
After 10 years(2)	796	937	755	883

Total	$97,653	$98,871	$101,987	$102,519

All other(3)
Due within 1 year	$2,821	$2,830	$4,243	$4,244
After 1 but within 5 years	20,087	20,247	14,286	14,494
After 5 but within 10 years	3,182	3,380	9,483	9,597
After 10 years(2)	10,442	10,184	4,280	4,147

Total	$36,532	$36,641	$32,292	$32,482

Total debt securities AFS	$264,875	$265,305	$235,123	$233,793

(1)
Includes mortgage-backed securities of U.S. federal agencies.

(2)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)
Includes corporate securities and other debt securities.

        The following tables present interest and dividends on all investments for the three- and six-month periods ended June 30, 2010 and 2009:

	Three months ended		Six months ended
In millions of dollars	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Taxable interest	$2,675	$3,115	$5,543	$6,128
Interest exempt from U.S. federal income tax	197	247	370	365
Dividends	114	73	182	118

Total interest and dividends	$2,986	$3,435	$6,095	$6,611

        The following table presents realized gains and losses on all investments for the three- and six-month periods ended June 30, 2010 and 2009. The gross realized investment losses exclude losses from other-than-temporary impairment:

	Three months ended		Six months ended
In millions of dollars	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Gross realized investment gains	$554	$577	$1,147	$1,358
Gross realized investment losses(1)	(31)	(42)	(86)	(66)

Net realized gains	$523	$535	$1,061	$1,292

(1)
During the first quarter of 2010, the Company sold four corporate debt securities that were classified as held-to-maturity. These sales were in response to a significant deterioration in the creditworthiness of the issuers. The securities sold had a carrying value of $413 million, and the Company recorded a realized loss of $49 million.

Debt Securities Held-to-Maturity

        The carrying value and fair value of securities held-to-maturity (HTM) at June 30, 2010 and December 31, 2009 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized loss recognized in AOCI	Carrying value(2)	Gross unrecognized gains	Gross unrecognized losses	Fair value
June 30, 2010
Debt securities HTM(3)
Mortgage-backed securities
Prime	$5,154	$919	$4,235	$191	$4	$4,422
Alt-A	12,843	3,472	9,371	304	139	9,536
Subprime	880	121	759	29	41	747
Non-U.S. residential	5,030	786	4,244	307	77	4,474
Commercial	1,090	26	1,064	—	138	926

Total mortgage-backed securities	$24,997	$5,324	$19,673	$831	$399	$20,105
State and municipal	2,688	147	2,541	89	80	2,550
Corporate	6,528	182	6,346	456	184	6,618
Asset-backed securities(3)	2,798	75	2,723	26	158	2,591
Other debt securities	—	—	—	—	—	—

Total debt securities HTM	$37,011	$5,728	$31,283	$1,402	$821	$31,864

December 31, 2009
Debt securities HTM(3)
Mortgage-backed securities
Prime	$6,118	$1,151	$4,967	$317	$5	$5,279
Alt-A	14,710	4,276	10,434	905	243	11,096
Subprime	1,087	128	959	77	100	936
Non-U.S. residential	9,002	1,119	7,883	469	134	8,218
Commercial	1,303	45	1,258	1	208	1,051

Total mortgage-backed securities	$32,220	$6,719	$25,501	$1,769	$690	$26,580
State and municipal	3,067	147	2,920	92	113	2,899
Corporate	7,457	264	7,193	524	182	7,535
Asset-backed securities(3)	16,348	435	15,913	567	496	15,984
Other debt securities	—	—	—	—	—	—

Total debt securities HTM	$59,092	$7,565	$51,527	$2,952	$1,481	$52,998

(1)
For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value amount of the securities at the date of transfer plus any accretion income and less any impairments recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less any impairment recognized in earnings.

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

        The net unrealized losses classified in AOCI relate to debt securities reclassified from AFS investments to HTM investments. Additionally, for HTM securities that have suffered credit impairment, declines in fair value for reasons other than credit losses are recorded in AOCI. The AOCI balance was $5.7 billion as of June 30, 2010, compared to $7.6 billion as of December 31, 2009. The AOCI balance for HTM securities is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same debt securities. This will have no impact on the Company's net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

        The credit-related impairment on HTM securities is recognized in earnings.

        The table below shows the fair value of investments in HTM that have been in an unrecognized loss position for less than 12 months or for 12 months or longer as of June 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
June 30, 2010
Debt securities HTM
Mortgage-backed securities	$76	$14	$14,048	$385	$14,124	$399
State and municipal	505	38	165	42	670	80
Corporate	—	—	3,091	184	3,091	184
Asset-backed securities	—	—	1,071	158	1,071	158
Other debt securities	—	—	—	—	—	—

Total debt securities HTM	$581	$52	$18,375	$769	$18,956	$821

December 31, 2009
Debt securities HTM
Mortgage-backed securities	$—	$—	$16,923	$690	$16,923	$690
State and municipal	755	79	713	34	1,468	113
Corporate	—	—	1,519	182	1,519	182
Asset-backed securities	348	18	5,460	478	5,808	496
Other debt securities	—	—	—	—	—	—

Total debt securities HTM	$1,103	$97	$24,615	$1,384	$25,718	$1,481

        Excluded from the gross unrecognized losses presented in the above table are the $5.7 billion and $7.6 billion of gross unrealized losses recorded in AOCI mainly related to the HTM securities that were reclassified from AFS investments as of June 30, 2010 and December 31, 2009, respectively. Virtually all of these unrealized losses relate to securities that have been in a loss position for 12 months or longer at both June 30, 2010 and December 31, 2009.

        The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$1	$1
After 1 but within 5 years	301	269	466	385
After 5 but within 10 years	551	481	697	605
After 10 years(1)	18,821	19,355	24,337	25,589

Total	$19,673	$20,105	$25,501	$26,580

State and municipal
Due within 1 year	$19	$20	$6	$6
After 1 but within 5 years	52	54	53	79
After 5 but within 10 years	88	89	99	99
After 10 years(1)	2,382	2,387	2,762	2,715

Total	$2,541	$2,550	$2,920	$2,899

All other(2)
Due within 1 year	$1,187	$1,193	$4,652	$4,875
After 1 but within 5 years	1,247	1,330	3,795	3,858
After 5 but within 10 years	4,766	4,937	6,240	6,526
After 10 years(1)	1,869	1,749	8,419	8,260

Total	$9,069	$9,209	$23,106	$23,519

Total debt securities HTM	$31,283	$31,864	$51,527	$52,998

(1)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)
Includes asset-backed securities and all other debt securities.

Evaluating Investments for Other-Than-Temporary Impairments

        The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. Prior to January 1, 2009, these reviews were conducted pursuant to FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (now incorporated into ASC 320-10-35, Investments—Debt and Equity Securities—Subsequent Measurement). Any unrealized loss identified as other-than-temporary was recorded directly in the Consolidated Statement of Income. As of January 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2 (now incorporated into ASC 320-10-35-34, Investments—Debt and Equity Securities: Recognition of an Other-Than-Temporary Impairment). This guidance amends the impairment model for debt securities; the impairment model for equity securities was not affected.

        Under the guidance for debt securities, other-than-temporary impairment (OTTI) is recognized in earnings for debt securities which the Company has an intent to sell or which the Company believes it is more-likely-than-not that it will be required to sell prior to recovery of the amortized cost basis. For those securities which the Company does not intend to sell or expect to be required to sell, credit-related impairment is recognized in earnings, with the non-credit-related impairment recorded in AOCI.

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

        For equity securities, management considers the various factors described above, including its intent and ability to hold the equity security for a period of time sufficient for recovery to cost. Where management lacks that intent or ability, the security's decline in fair value is deemed to be other than temporary and is recorded in earnings. AFS equity securities deemed other-than-temporarily impaired are written down to fair value, with the full difference between fair value and cost recognized in earnings.

        For debt securities that are not deemed to be credit impaired, management assesses whether it intends to sell or whether it is more-likely-than-not that it would be required to sell the investment before the expected recovery of the amortized cost basis. In most cases, management has asserted that it has no intent to sell and that it believes it is not likely to be required to sell the investment before recovery of its amortized cost basis. Where such an assertion has not been made, the security's decline in fair value is deemed to be other-than-temporary and is recorded in earnings.

        For debt securities, a critical component of the evaluation for OTTI is the identification of credit impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. For securities purchased and classified as AFS with the expectation of receiving full principal and interest cash flows, this analysis considers the likelihood of receiving all contractual principal and interest. For securities reclassified out of the trading category in the fourth quarter of 2008, the analysis considers the likelihood of receiving the expected principal and interest cash flows anticipated as of the date of reclassification in the fourth quarter of 2008. The extent of the Company's analysis regarding credit quality and the stress on assumptions used in the analysis have been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company's process for identifying credit impairment in security types with the most significant unrealized losses as of June 30, 2010.

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

        The key assumptions for mortgage-backed securities as of June 30, 2010 are in the table below:

June 30, 2010
Prepayment rate	3-8 CRR
Loss severity(1)	45%–75%
Unemployment rate	9.8%

(1)
Loss severity rates are estimated considering collateral characteristics and generally range from 45%-55% for prime bonds, 50%-75% for Alt-A bonds, and 65%-75% for subprime bonds.

        The valuation as of June 30, 2010 assumes that U.S. housing prices are unchanged for the remainder of 2010, increase 0.6% in 2011, increase 1.4% in 2012, increase 2.2% in 2013 and increase 3% per year from 2014 onwards.

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

        Citigroup monitors the bond issuer and insurer ratings on a daily basis. The average portfolio rating, ignoring any insurance, is Aa3/AA-. In the event of a downgrade of the bond below the Aa3/AA-, the subject bond is specifically reviewed for potential shortfall in contractual principal and interest. Citigroup has not recorded any credit impairments on bonds held as part of the Tender Option Bond program or on bonds that were previously held as part of the Tender Option Bond program.

        The remainder of Citigroup's AFS state and municipal bonds, outside of the above, are specifically reviewed for credit impairment based on instrument-specific estimates of cash flows, probability of default and loss given default.

Recognition and Measurement of OTTI

        The following table presents the total OTTI recognized in earnings during the three months and six months ended June 30, 2010:

OTTI on Investments	Three months ended June 30, 2010			Six months ended June 30, 2010
In millions of dollars	AFS	HTM	Total	AFS	HTM	Total
Impairment losses related to securities which the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the periods ended June 30, 2010	$39	$217	$256	$236	$549	$785
Less: portion of OTTI loss recognized in AOCI (before taxes)	3	—	3	6	40	46

Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$36	$217	$253	$230	$509	$739
OTTI losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	201	—	201	222	—	222

Total impairment losses recognized in earnings	$237	$217	$454	$452	$509	$961

        The following is a 3-month roll-forward of the credit-related position recognized in earnings for AFS and HTM debt securities held as of June 30, 2010:

	Cumulative OTTI Credit Losses Recognized in Earnings
In millions of dollars	March 31, 2010 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to sales of credit impaired securities sold or matured	June 30, 2010 balance
AFS debt securities
Mortgage-backed securities
Prime	$254	$—	$26	$—	$280
Alt-A	2	—	—	—	2
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	$258	$—	$26	$—	$284
State and municipal	—	3	—	—	3
U.S. Treasury	35	1	—	—	36
Foreign government	154	5	—	—	159
Corporate	146	1	—	—	147
Asset-backed securities	9	—	—	—	9
Other debt securities	52	—	—	—	52

Total OTTI credit losses recognized for AFS debt securities	$654	$10	$26	$—	$690

HTM debt securities
Mortgage-backed securities
Prime	$246	$51	$—	$—	$297
Alt-A	2,749	131	6	—	2,886
Subprime	213	—	—	—	213
Non-U.S. residential	96	—	—	—	96
Commercial real estate	9	1	—	—	10

Total mortgage-backed securities	$3,313	$183	$6	$—	$3,502
State and municipal	7	—	—	—	7
Corporate	351	—	—	—	351
Asset-backed securities	81	8	19	—	108
Other debt securities	4	—	1	—	5

Total OTTI credit losses recognized for HTM debt securities	$3,756	$191	$26	$—	$3,973

        The following is a 6-month roll-forward of the credit-related position recognized in earnings for AFS and HTM debt securities held as of June 30, 2010:

	Cumulative OTTI Credit Losses Recognized in Earnings
In millions of dollars	December 31, 2009 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to sales of credit impaired securities sold or matured	June 30, 2010 balance
AFS debt securities
Mortgage-backed securities
Prime	$242	$12	$26	$—	$280
Alt-A	1	1	—	—	2
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	$245	$13	$26	$—	$284
State and municipal	—	3	—	—	3
U.S. Treasury	—	36	—	—	36
Foreign government	20	139	—	—	159
Corporate	137	5	5	—	147
Asset-backed securities	9	—	—	—	9
Other debt securities	49	3	—	—	52

Total OTTI credit losses recognized for AFS debt securities	$460	$199	$31	$—	$690

HTM debt securities
Mortgage-backed securities
Prime	$170	$126	$1	$—	$297
Alt-A	2,569	309	8	—	2,886
Subprime	210	1	2	—	213
Non-U.S. residential	96	—	—	—	96
Commercial real estate	9	1	—	—	10

Total mortgage-backed securities	$3,054	$437	$11	$—	$3,502
State and municipal	7	—	—	—	7
Corporate	351	—	—	—	351
Asset-backed securities	48	41	19	—	108
Other debt securities	4	—	1	—	5

Total OTTI credit losses recognized for HTM debt securities	$3,464	$478	$31	$—	$3,973

Investments in Alternative Investment Funds that Calculate Net Asset Value per Share

        The Company holds investments in certain alternative investment funds that calculate net asset value (NAV) per share, including hedge funds, private equity funds, fund of funds and real estate funds. The Company's investments include co-investments in funds that are managed by the Company and investments in funds that are managed by third parties. Investments in funds are generally classified as non-marketable equity securities carried at fair value.

        The fair values of these investments are estimated using the NAV per share of the Company's ownership interest in the funds, where it is not probable that the Company will sell an investment at a price other than NAV.

In millions of dollars at June 30, 2010	Fair value		Unfunded commitments	Redemption frequency (if currently eligible)	Redemption notice period
Hedge funds	$1,044		$16	Monthly, quarterly, annually	10-95 days
Private equity funds(1)(2)	3,721		1,828	—	—
Real estate funds(3)	373		188	—	—

Total	$5,138	(4)	$2,032

(1)
Includes investments in private equity funds of $749 million for which the Company has entered into an agreement to sell, where fair value has been measured at the estimated transaction price. Also includes investments in private equity funds carried at cost with a carrying value of $268 million.

(2)
Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.

(3)
This category includes several real estate funds that invest primarily in commercial real estate in the U.S., Europe and Asia. These investments can never be redeemed with the funds. Distributions from each fund will be received as the underlying investments in the funds are liquidated. It is estimated that the underlying assets of the fund will be liquidated over a period of several years as market conditions allow. While certain assets within the portfolio may be sold, no specific assets have been identified for sale. Because it is not probable that any individual investment will be sold, the fair value of each individual investment has been estimated using the NAV of the Company's ownership interest in the partners' capital. There is no standard redemption frequency nor is a prior notice period required. The investee fund's management must approve of the buyer before the sale of the investments can be completed.

(4)
Includes $1.7 billion of funds where the NAV is provided by third party asset managers.

 11.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in Goodwill during the first six months of 2010 were as follows:

In millions of dollars
Balance at December 31, 2009	$25,392

Foreign exchange translation	294
Smaller acquisitions/divestitures, purchase accounting adjustments and other	(24)

Balance at March 31, 2010	$25,662

Foreign exchange translation	(442)
Smaller acquisitions/divestitures, purchase accounting adjustments and other	(19)

Balance at June 30, 2010	$25,201

        During the first six months of 2010, no goodwill was written off due to impairment. Goodwill is tested for impairment annually during the third quarter at the reporting unit level and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the second quarter, the Company reviewed the current conditions for all of its reporting units and determined that an interim goodwill impairment test was required for its Brokerage and Asset Management and Local Consumer Lending—Cards reporting units. The valuations were updated for these particular businesses and the results of the review showed no goodwill impairment for these reporting units or any of the other reporting units as of June 30, 2010. Additionally, the fair value of the Asia Regional Consumer Banking, Securities and Banking and Transaction Services reporting units substantially exceeded their respective carrying value.

        Citigroup engaged the services of an independent valuation specialist to assist in the updated valuation of its Local Consumer Lending—Cards reporting unit, which considered the impact of the recent penalty fee provision associated with the Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act). The fair value as a percentage of allocated book value for Local Consumer Lending—Cards and Brokerage and Asset Management is 115% and 105%, respectively. If economic conditions deteriorate or other events adversely impact the business models and the related assumptions including the discount rate, expected recovery, and expected loss rates used to value this reporting unit, the Company could potentially experience future impairment charges with respect to the $4,593 million and $65 million of goodwill remaining in its Local Consumer Lending—Cards and Brokerage and Asset Management reporting units. Any such charges, by themselves, would not negatively affect the Company's Tier 1 Common, Tier 1 Capital or Total Capital regulatory ratios, its Tangible Common Equity or the Company's liquidity position. The Company will continue to monitor these reporting units as the goodwill in these reporting units may be particularly sensitive to further deterioration in economic conditions.

        The following tables present the Company's goodwill balances by reporting unit and by segment at June 30, 2010:

In millions of dollars
Reporting unit(1)	Goodwill
North America Regional Consumer Banking	$2,465
EMEA Regional Consumer Banking	284
Asia Regional Consumer Banking	5,638
Latin America Regional Consumer Banking	1,683
Securities and Banking	8,926
Transaction Services	1,547
Brokerage and Asset Management	65
Local Consumer Lending—Cards	4,593

Total	$25,201

By Segment
Regional Consumer Banking	$10,070
Institutional Clients Group	10,473
Citi Holdings	4,658

Total	$25,201

(1)
Local Consumer Lending—Other is excluded from the table as there is no goodwill allocated to it.

Intangible Assets

        The components of intangible assets were as follows:

	June 30, 2010			December 31, 2009
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,915	$4,950	$2,965	$8,148	$4,838	$3,310
Core deposit intangibles	1,402	875	527	1,373	791	582
Other customer relationships	677	185	492	675	176	499
Present value of future profits	239	107	132	418	280	138
Indefinite-lived intangible assets	522	—	522	569	—	569
Other(1)	4,722	1,492	3,230	4,977	1,361	3,616

Intangible assets (excluding MSRs)	$15,477	$7,609	$7,868	$16,160	$7,446	$8,714
MSRs	4,894	—	4,894	6,530	—	6,530

Total intangible assets	$20,371	$7,609	$12,762	$22,690	$7,446	$15,244

(1)
Includes contract-related intangible assets.

        The changes in intangible assets during the first six months of 2010 were as follows:

In millions of dollars	Net carrying amount at December 31, 2009	Acquisitions/ divestitures	Amortization	Impairments	FX and other(1)	Net carrying amount at June 30, 2010
Purchased credit card relationships	$3,310	$(53)	$(251)	$(39)	$(2)	$2,965
Core deposit intangibles	582	—	(55)	—	—	527
Other customer relationships	499	—	(27)	—	20	492
Present value of future profits	138	—	(7)	—	1	132
Indefinite-lived intangible assets	569	(46)	—	—	(1)	522
Other	3,616	—	(158)	(32)	(196)	3,230

Intangible assets (excluding MSRs)	$8,714	$(99)	$(498)	$(71)	$(178)	$7,868
MSRs(2)	6,530					4,894

Total intangible assets	$15,244					$12,762

(1)
Includes foreign exchange translation and purchase accounting adjustments.

(2)
See Note 14 to the Consolidated Financial Statements for the roll-forward of MSRs.

 12.    DEBT

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings as follows:

In millions of dollars	June 30, 2010	December 31, 2009
Commercial paper
Bank	$25,170	$—
Other Non-bank	11,193	10,223
	$36,363	$10,223
Other short-term borrowings(1)	56,389	58,656

Total short-term borrowings(2)	$92,752	$68,879

(1)
At June 30, 2010 and December 31, 2009, collateralized advances from the Federal Home Loan Bank were $12 billion and $23 billion, respectively.

(2)
June 30, 2010 includes $25.2 billion of commercial paper related to VIEs consolidated effective January 1, 2010 with the adoption of SFAS 166/167.

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

Long-Term Debt

In millions of dollars	June 30, 2010	December 31, 2009
Citigroup parent company	$189,110	$197,804
Bank	148,531	78,857
Other Non-bank	75,656	87,358

Total long-term debt(1)(2)(3)	$413,297	$364,019

(1)
At June 30, 2010 and December 31, 2009, collateralized advances from the Federal Home Loan Bank were $18.6 billion and $24.1 billion, respectively.

(2)
Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $451 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 (collectively, the "Safety First Trusts") at June 30, 2010 and $528 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 at December 31, 2009. CFI owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust Securities and the Safety First Trusts' common securities. The Safety First Trusts' obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

(3)
June 30, 2010 includes $101.0 billion related to VIEs consolidated effective January 1, 2010 with the adoption of SFAS 166/167.

        CGMHI has committed long-term financing facilities with unaffiliated banks. At June 30, 2010, CGMHI had drawn down the full $900 million available under these facilities, of which $150 million is guaranteed by Citigroup. Generally, a bank can terminate these facilities by giving CGMHI one-year prior notice.

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

        Long-term debt at June 30, 2010 and December 31, 2009 includes $20.2 billion and $19.3 billion, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware. The trusts exist for the exclusive purposes of (1) issuing trust securities representing undivided beneficial interests in the assets of the trust; (2) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (3) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve Board, Citigroup has the right to redeem these securities.

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

        Citigroup owns all of the voting securities of these subsidiary trusts. These subsidiary trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the subsidiary trusts and the subsidiary trusts' common securities. These subsidiary trusts' obligations are fully and unconditionally guaranteed by Citigroup.

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at June 30, 2010:

						Junior subordinated debentures owned by trust
Trust securities with distributions guaranteed byCitigroup In millions of dollars, except share amounts	Issuance date	Securities issued	Liquidation value	Coupon rate	Common shares issued to parent	Amount(1)	Maturity	Redeemable by issuer beginning
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	35,885,898	897	7.125%	1,109,874	925	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	43,651,597	1,091	6.950%	1,350,050	1,125	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	33,874,813	847	6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	14,757,823	369	6.100%	456,428	380	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460	6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XII	Mar. 2010	92,000,000	2,300	8.500%	25	2,300	Mar. 30, 2040	Mar. 30, 2015
Citigroup Capital XIV	June 2006	12,227,281	306	6.875%	40,000	307	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	25,210,733	630	6.500%	40,000	631	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	38,148,947	954	6.450%	20,000	954	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	28,047,927	701	6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	99,901	150	6.829%	50	150	June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	22,771,968	569	7.250%	20,000	570	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	17,709,814	443	7.875%	20,000	443	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	2,345,801	2,346	8.300%	500	2,346	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXXI	Nov. 2007	1,875,000	1,875	6.700%	10	1,875	Mar. 15, 2042	Mar. 15, 2014
Citigroup Capital XXXII	Nov. 2007	1,875,000	1,875	6.935%	10	1,875	Sept. 15, 2042	Sept. 15, 2014
Citigroup Capital XXXIII	July 2009	5,259,000	5,259	8.000%	100	5,259	July 30, 2039	July 30, 2014
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$21,384			$21,510

(1)
Represents the proceeds received from the Trust at the date of issuance.

        In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital III, Citigroup Capital XVIII and Citigroup Capital XXI, on which distributions are payable semiannually.

        During the second quarter of 2010 Citigroup exchanged Citigroup Capital Trust XXX for $1.875 billion of senior notes with a coupon of 6% payable semi-annually. The senior notes mature on December 13, 2013.

 13.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following table shows the changes in each component of "Accumulated Other Comprehensive Income (Loss)" for the first and second quarters of 2010:

In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2009	$(4,347)	$(7,947)	$(3,182)	$(3,461)	$(18,937)
Change in net unrealized gains (losses) on investment securities, net of taxes	1,210	—	—	—	1,210
Reclassification adjustment for net gains included in net income, net of taxes	(28)	—	—	—	(28)
Foreign currency translation adjustment, net of taxes(1)	—	(279)	—	—	(279)
Cash flow hedges, net of taxes(2)	—	—	223	—	223
Pension liability adjustment, net of taxes(3)	—	—	—	(48)	(48)

Change	$1,182	$(279)	$223	$(48)	$1,078

Balance, March 31, 2010	$(3,165)	$(8,226)	$(2,959)	$(3,509)	$(17,859)
Change in net unrealized gains (losses) on investment securities, net of taxes(4)	967	—	—	—	967
Reclassification adjustment for net gains included in net income, net of taxes	(61)	—	—	—	(61)
Foreign currency translation adjustment, net of taxes(1)	—	(2,036)	—	—	(2,036)
Cash flow hedges, net of taxes(2)	—	—	(225)	—	(225)
Pension liability adjustment, net of taxes(3)	—	—	—	44	44

Change	$906	$(2,036)	$(225)	$44	$(1,311)

Balance, June 30, 2010	$(2,259)	$(10,262)	$(3,184)	$(3,465)	$(19,170)

(1)
Primarily impacted by the movements in the British pound, Euro, Japanese yen, Korean won and Mexican peso against the U.S. dollar, and changes in related tax effects and hedges.

(2)
Primarily driven by Citigroup's pay fixed/receive floating interest rate swap programs that are hedging the floating rates on deposits and long-term debt.

(3)
Reflects adjustments to the funded status of pension and postretirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation.

(4)
Primarily impacted by increases in unrealized gains on mortgage-backed and U.S. treasury securities, partially offset by higher unrealized losses on state and municipal securities. See Note 10 to the Consolidated Financial Statements

 14.    SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

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

        Citigroup's involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests as of June 30, 2010 and December 31, 2009 is presented below:

As of June 30, 2010
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures(3)		Total
	Total involvement with SPE assets
In millions of dollars		Consolidated VIE / SPE assets(4)	Significant unconsolidated VIE assets(4)(5)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$64,560	$64,560	$—	$—	$—	$—	$—	$—
Mortgage securitizations(6)	175,625	2,100	173,525	1,937	—	—	30	1,967
Citi-administered asset-backed commercial paper conduits (ABCP)	29,066	21,483	7,583	—	—	7,583	—	7,583
Third-party commercial paper conduits	4,275	—	4,275	259	—	342	—	601
Collateralized debt obligations (CDOs)	5,762	—	5,762	132	—	—	—	132
Collateralized loan obligations (CLOs)	7,392	—	7,392	86	—	—	—	86
Asset-based financing	26,037	1,218	24,819	7,362	12	1,144	13	8,531
Municipal securities tender option bond trusts (TOBs)	19,761	10,306	9,455	—	—	6,408	588	6,996
Municipal investments	12,673	241	12,432	750	2,409	545	—	3,704
Client intermediation	6,280	1,170	5,110	1,583	8	—	—	1,591
Investment funds	3,479	124	3,355	2	48	—	—	50
Trust preferred securities	21,627	—	21,627	—	128	—	—	128
Other	5,625	863	4,762	759	—	119	241	1,119

Total	$382,162	$102,065	$280,097	$12,870	$2,605	$16,141	$872	$32,488

Citi Holdings
Credit card securitizations	$35,511	$35,511	$—	$—	$—	$—	$—	$—
Mortgage securitizations(6)	278,462	3,719	274,743	2,777	—	—	119	2,896
Student loan securitizations	35,081	35,081	—	—	—	—	—	—
Auto loan securitizations	2,196	2,196	—	—	—	—	—	—
Citi-administered asset-backed commercial paper conduits (ABCP)	100	100	—	—	—	—	—	—
Third-party commercial paper conduits	3,282	—	3,282	—	—	252	—	252
Collateralized debt obligations (CDOs)	9,372	709	8,663	389	—	—	143	532
Collateralized loan obligations (CLOs)	14,209	490	13,719	1,503	—	59	371	1,933
Asset-based financing	46,634	3	46,631	14,680	4	925	—	15,609
Municipal securities tender option bond trusts (TOBs)	631	631	—	—	—	—	—	—
Municipal investments	4,638	—	4,638	124	195	124	—	443
Client intermediation	696	215	481	62	—	—	347	409
Investment funds	4,731	1,138	3,593	—	83	403	—	486
Other	2,166	483	1,683	215	118	181	—	514

Total	$437,709	$80,276	$357,433	$19,750	$400	$1,944	$980	$23,074

Total Citigroup	$819,871	$182,341	$637,530	$32,620	$3,005	$18,085	$1,852	$55,562

(1)
The definition of maximum exposure to loss is included in the text that follows.

(2)
Included in Citigroup's June 30, 2010 Consolidated Balance Sheet.

(3)
Not included in Citigroup's June 30, 2010 Consolidated Balance Sheet.

(4)
Due to the adoption of ASC 810, Consolidation (formerly FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities) on January 1, 2010, the previously disclosed assets of former QSPEs are now included in either the "Consolidated VIE / SPE assets" or the "Significant unconsolidated VIE assets" columns for the June 30, 2010 period.

(5)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(6)
A significant portion of the Company's securitized mortgage portfolio was transferred from Citi Holdings to Citicorp during the first quarter of 2010.

				As of December 31, 2009
In millions of dollars	Total involvement with SPE assets	QSPE assets	Consolidated VIE assets	Significant unconsolidated VIE assets(1)	Maximum exposure to loss in significant unconsolidated VIEs(2)
Citicorp
Credit card securitizations	$78,833	$78,833	$—	$—	$—
Mortgage securitizations	264,949	264,949	—	—	—
Citi-administered asset-backed commercial paper conduits (ABCP)	36,327	—	—	36,327	36,326
Third-party commercial paper conduits	3,718	—	—	3,718	353
Collateralized debt obligations (CDOs)	2,785	—	—	2,785	21
Collateralized loan obligations (CLOs)	5,409	—	—	5,409	120
Asset-based financing	19,612	—	1,279	18,333	5,221
Municipal securities tender option bond trusts (TOBs)	19,455	705	9,623	9,127	6,841
Municipal investments	10,906	—	11	10,895	2,370
Client intermediation	8,607	—	2,749	5,858	881
Investment funds	93	—	39	54	10
Trust preferred securities	19,345	—	—	19,345	128
Other	7,380	1,808	1,838	3,734	446

Total	$477,419	$346,295	$15,539	$115,585	$52,717

Citi Holdings
Credit card securitizations	$42,274	$42,274	$—	$—	$—
Mortgage securitizations	308,504	308,504	—	—	—
Student loan securitizations	14,343	14,343	—	—	—
Citi-administered asset-backed commercial paper conduits (ABCP)	98	—	98	—	—
Third-party commercial paper conduits	5,776	—	—	5,776	439
Collateralized debt obligations (CDOs)	24,157	—	7,614	16,543	1,158
Collateralized loan obligations (CLOs)	13,515	—	142	13,373	1,658
Asset-based financing	52,598	—	370	52,228	18,385
Municipal securities tender option bond trusts (TOBs)	1,999	—	1,999	—	—
Municipal investments	5,364	—	882	4,482	375
Client intermediation	675	—	230	445	396
Investment funds	10,178	—	1,037	9,141	268
Other	3,732	610	1,472	1,650	604

Total	$483,213	$365,731	$13,844	$103,638	$23,283

Total Citigroup	$960,632	$712,026	$29,383	$219,223	$76,000

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

  •
  certain limited partnerships that are investment funds that qualify for the deferral from the requirements of SFAS 167 where the Company is the general partner and the limited partners have the right to replace the general partner or liquidate the funds;

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments

        The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the SPE table as of June 30, 2010:

In millions of dollars	Liquidity Facilities	Loan Commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$7,583	$—
Third-party commercial paper conduits	342	—
Asset-based financing	5	1,139
Municipal securities tender option bond trusts (TOBs)	6,408	—
Municipal investments	—	545
Other	—	119

Total Citicorp	$14,338	$1,803

Citi Holdings
Third-party commercial paper conduits	$252	$—
Collateralized loan obligations (CLOs)	—	59
Asset-based financing	—	925
Municipal investments	—	124
Investment Funds	15	388
Other	—	181

Total Citi Holdings	$267	$1,677

Total Citigroup funding commitments	$14,605	$3,480

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

	June 30, 2010			December 31, 2009
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.8	$1.9	$2.7	$—	$1.4	$1.4
Trading account assets	2.1	2.1	4.2	3.7	9.5	13.2
Investments	10.5	0.7	11.2	9.8	2.8	12.6
Total loans, net	86.8	72.4	159.2	0.1	25.0	25.1
Other	1.8	3.2	5.0	1.9	1.3	3.2

Total assets	$102.0	$80.3	$182.3	$15.5	$40.0	$55.5

Short-term borrowings	$35.0	$2.3	$37.3	$9.5	$2.6	$12.1
Long-term debt	49.7	51.3	101.0	4.6	21.2	25.8
Other liabilities	1.7	3.0	4.7	0.1	3.6	3.7

Total liabilities	$86.4	$56.6	$143.0	$14.2	$27.4	$41.6

Citicorp & Citi Holdings Significant Interests in Unconsolidated VIEs—Balance Sheet Classification

        The following tables present the carrying amounts and classification of significant interests in unconsolidated VIEs:

	June 30, 2010			December 31, 2009
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$4.1	$2.9	$7.0	$3.2	$3.1	$6.3
Investments	2.9	6.9	9.8	2.0	7.3	9.3
Loans	6.0	8.8	14.8	2.3	10.5	12.8
Other	2.4	2.4	4.8	0.5	0.1	0.6

Total assets	$15.4	$21.0	$36.4	$8.0	$21.0	$29.0

Long-term debt	$0.5	$—	$0.5	$0.5	$—	$0.5
Other liabilities	0.4	—	0.4	0.3	0.2	0.5

Total liabilities	$0.9	$—	$0.9	$0.8	$0.2	$1.0

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

        The Company relies on securitizations to fund a significant portion of its credit card businesses in North America. The following table reflects amounts related to the Company's securitized credit card receivables:

	Citicorp		Citi Holdings
In billions of dollars	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Principal amount of credit card receivables in trusts	$70.8	$78.8	$36.5	$42.3

Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	49.1	66.5	18.2	28.2
Retained by Citigroup as trust-issued securities	4.4	5.0	7.6	10.1
Retained by Citigroup via non-certificated interests	17.3	7.3	10.7	4.0

Total ownership interests in principal amount of trust credit card receivables	$70.8	$78.8	$36.5	$42.3

Other amounts recorded on the balance sheet related to interests retained in the trusts
Other retained interests in securitized assets	NA	$1.4	NA	$1.6
Residual interest in securitized assets(1)	NA	0.3	NA	1.2
Amounts payable to trusts	NA	1.2	NA	0.8

(1)
December 31, 2009 balances include net unbilled interest of $0.3 billion for Citicorp and $0.4 billion for Citi Holdings.

Credit Card Securitizations—Citicorp

        The Company recorded net gains (losses) from securitization of credit card receivables of $51 million and $151 million during the three and six months ended June 30, 2009. Net gains (losses) reflect the following:

  •
  incremental gains (losses) from new securitizations;

  •
  the reversal of the allowance for loan losses associated with receivables sold;

  •
  net gains on replenishments of the trust assets offset by other-than-temporary impairments; and

  •
  changes in fair value for the portion of the residual interest classified as trading assets.

        The following table summarizes selected cash flow information related to Citicorp's credit card securitizations for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,
In billions of dollars	2010	2009
Proceeds from new securitizations	$—	$5.9
Pay down of maturing notes	(6.9)	N/A
Proceeds from collections reinvested in new receivables	N/A	36.1
Contractual servicing fees received	N/A	0.3
Cash flows received on retained interests and other net cash flows	N/A	0.7

N/A—Not applicable due to the adoption of SFAS 166/167

	Six months ended June 30,
In billions of dollars	2010	2009
Proceeds from new securitizations	$—	$10.6
Pay down of maturing notes	(17.4)	N/A
Proceeds from collections reinvested in new receivables	N/A	71.5
Contractual servicing fees received	N/A	0.6
Cash flows received on retained interests and other net cash flows	N/A	1.6

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

In millions of dollars, except loans in billions	June 30, 2010	December 31, 2009
Loan amounts, at period end
On balance sheet	$109.5	$44.8
Securitized amounts	—	72.6

Total managed loans	$109.5	$117.4

Delinquencies, at period end
On balance sheet	$2,690	$1,165
Securitized amounts	—	2,121

Total managed delinquencies	$2,690	$3,286

Credit losses, net of recoveries, for the three months ended June 30,	2010	2009
On balance sheet	$2,620	$978
Securitized amounts	—	1,838

Total managed	$2,620	$2,816

Credit losses, net of recoveries, for the six months ended June 30,	2010	2009
On balance sheet	$5,368	$1,815
Securitized amounts	—	3,329

Total managed	$5,368	$5,144

Credit Card Securitizations—Citi Holdings

        The Company recorded net losses from securitization of Citi Holdings' credit card receivables of $(612) million and $(676) million for the three and six months ended June 30, 2009.

        The following table summarizes selected cash flow information related to Citi Holdings' credit card securitizations for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,
In billions of dollars	2010	2009
Proceeds from new securitizations	$2.1	$10.6
Pay down of maturing notes	(4.0)	N/A
Proceeds from collections reinvested in new receivables	N/A	13.6
Contractual servicing fees received	N/A	0.2
Cash flows received on retained interests and other net cash flows	N/A	0.6

N/A—Not applicable due to the adoption of SFAS 166/167

	Six months ended June 30,
In billions of dollars	2010	2009
Proceeds from new securitizations	$3.8	$18.7
Pay down of maturing notes	(13.8)	N/A
Proceeds from collections reinvested in new receivables	N/A	25.8
Contractual servicing fees received	N/A	0.4
Cash flows received on retained interests and other net cash flows	N/A	1.2

N/A—Not applicable due to the adoption of SFAS 166/167

Managed Loans—Citi Holdings

        The following tables present a reconciliation between the Managed basis and on-balance-sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) and credit losses, net of recoveries.

In millions of dollars, except loans in billions	June 30, 2010	December 31, 2009
Loan amounts, at period end
On balance sheet	$56.6	$27.0
Securitized amounts	—	38.8

Total managed loans	$56.6	$65.8

Delinquencies, at period end
On balance sheet	$1,895	$1,250
Securitized amounts	—	1,326

Total managed delinquencies	$1,895	$2,576

Credit losses, net of recoveries, for the three months ended June 30,	2010	2009
On balance sheet	$1,951	$1,155
Securitized amounts	—	1,277

Total managed credit losses	$1,951	$2,432

Credit losses, net of recoveries, for the six months ended June 30,	2010	2009
On balance sheet	$4,077	$2,260
Securitized amounts	—	2,335

Total managed credit losses	$4,077	$4,595

Funding, Liquidity Facilities and Subordinated Interests

        Citigroup securitizes credit card receivables through three securitization trusts—Citibank Credit Card Master Trust ("Master Trust"), which is part of Citicorp, and the Citibank OMNI Master Trust ("Omni Trust") and Broadway Credit Card Trust ("Broadway Trust"), which are part of Citi Holdings.

        Master Trust issues fixed- and floating-rate term notes as well as commercial paper. Some of the term notes are issued to multi-seller commercial paper conduits. In 2009, the Master Trust issued $4.3 billion of notes that are eligible for the Term Asset-Backed Securities Loan Facility (TALF) program, where investors can borrow from the Federal Reserve using the trust securities as collateral. The weighted average maturity of the term notes issued by the Master Trust was 3.7 years as of June 30, 2010 and 3.6 years as of December 31, 2009. Beginning in 2010, the liabilities of the trusts are included in the Consolidated Balance Sheet.

Master Trust liabilities (at par value)

In billions of dollars	June 30, 2010	December 31, 2009
Term notes issued to multi- seller CP conduits	$0.2	$0.8
Term notes issued to third parties	43.9	51.2
Term notes retained by Citigroup affiliates	4.4	5.0
Commercial paper	5.0	14.5

Total Master Trust liabilities	$53.5	$71.5

        Both Omni and Broadway Trusts issue fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The Omni Trust also issues commercial paper. During 2009, a portion of the Omni Trust commercial paper had been purchased by the Federal Reserve's Commercial Paper Funding Facility (CPFF). In addition, some of the multi-seller conduits that hold Omni Trust term notes had placed commercial paper with CPFF. No Omni trust liabilities were funded through CPFF as of June 30, 2010. The total amount of Omni Trust liabilities funded directly or indirectly through the CPFF was $2.5 billion at December 31, 2009.

        The weighted average maturity of the third-party term notes issued by the Omni Trust was 2.2 years as of June 30, 2010 and December 31, 2009. The weighted average maturity of the third-party term notes issued by the Broadway Trust was 2.0 years as of June 30, 2010 and 2.5 years as of December 31, 2009.

Omni Trust liabilities (at par value)

In billions of dollars	June 30, 2010	December 31, 2009
Term notes issued to multi- seller commercial paper conduits	$7.4	$13.1
Term notes issued to third parties	9.2	9.2
Term notes retained by Citigroup affiliates	7.4	9.8
Commercial paper	—	4.4

Total Omni Trust liabilities	$24.0	$36.5

Broadway Trust liabilities (at par value)

In billions of dollars	June 30, 2010	December 31, 2009
Term notes issued to multi-seller commercial paper conduits	$0.5	$0.5
Term notes issued to third parties	1.0	1.0
Term notes retained by Citigroup affiliates	0.3	0.3

Total Broadway Trust liabilities	$1.8	$1.8

        Citibank (South Dakota), N.A. is the sole provider of full liquidity facilities to the commercial paper programs of the Master and Omni Trusts. Both of these facilities, which represent contractual obligations on the part of Citibank (South Dakota), N.A. to provide liquidity for the issued commercial paper, are made available on market terms to each of the trusts. The liquidity facilities require Citibank (South Dakota), N.A. to purchase the commercial paper issued by each trust at maturity, if the commercial paper does not roll over, as long as there are available credit enhancements outstanding, typically in the form of subordinated notes. As there was no Omni trust commercial paper outstanding as of June 30, 2010, there was no liquidity commitment at that time. The liquidity commitment related to the Omni Trust commercial paper programs amounted to $4.4 billion at December 31, 2009. The liquidity commitment related to the Master Trust commercial paper program amounted to $5.0 billion at June 30, 2010 and $14.5 billion at December 31, 2009. As of June 30, 2010 and December 31, 2009, none of the Master Trust liquidity commitment was drawn.

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

        As a result of these actions, based on the applicable regulatory capital rules, Citigroup began including the sold assets for all three of the credit card securitization trusts in its risk-weighted assets for purposes of calculating its risk-based capital ratios during 2009. The increase in risk-weighted assets occurred in the quarter during 2009 in which the respective actions took place. The effect of these changes increased Citigroup's risk-weighted assets by approximately $82 billion, and decreased Citigroup's Tier 1 Capital ratio by approximately 100 basis points each as of March 31, 2009, with respect to the Master and Omni Trusts. The inclusion of the Broadway Trust increased Citigroup's risk-weighted assets by an additional approximately $900 million at June 30, 2009. With the consolidation of the trusts, beginning in 2010 the credit card receivables that had previously been considered sold under SFAS 140 are now included in the Consolidated Balance Sheet and accordingly these assets continue to be included in Citigroup's risk-weighted assets. All bond ratings for each of the trusts have been affirmed by the rating agencies and no downgrades have occurred as of June 30, 2010.

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

        The Company securitizes mortgage loans generally through either a government-sponsored agency, such as Ginnie Mae, FNMA or Freddie Mac (U.S. agency—sponsored mortgages), or private label (Non-agency-sponsored mortgages) securitization. The Company is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations, because Citigroup does not have the power to direct the activities of the SPE that most significantly impact the entity's economic performance. Therefore, Citi does not consolidate these U.S. agency-sponsored mortgage securitizations. In certain instances, the Company has (1) the power to direct the activities and (2) the obligation to either absorb losses or right to receive benefits that could be potentially significant to its non-agency-sponsored mortgage securitizations and therefore, is the primary beneficiary and consolidates the SPE.

Mortgage Securitizations—Citicorp

        The following tables summarize selected cash flow information related to mortgage securitizations for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010		2009
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$11.4	$0.6	$5.6
Contractual servicing fees received	0.1	—	—
Cash flows received on retained interests and other net cash flows	—	—	—

	Six months ended June 30,
	2010		2009
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$23.2	$1.1	$6.9
Contractual servicing fees received	0.3	—	—
Cash flows received on retained interests and other net cash flows	—	—	—

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages were $1 million and $4 million for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2010, losses recognized on the securitization of non-agency-sponsored mortgages were $(2) million and $(1) million, respectively.

        Agency and non-agency mortgage securitization losses for the three and six months ended June 30, 2009 were $(15) million and $(11) million, respectively.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three months ended June 30, 2010 and 2009 are as follows:

	June 30, 2010		June 30, 2009
	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Discount rate	0.9% to 37.4%	2.4% to 39.8%	0.7% to 39.3%
Constant prepayment rate	3.7% to 25.0%	3.0% to 5.0%	3.0% to 45.5%
Anticipated net credit losses	NM	40.0% to 75.0%	0.0% to 80.0%

NM    Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

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

        At June 30, 2010, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

June 30, 2010
	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Discount rate	0.9% to 37.4%	2.4% to 39.8%
Constant prepayment rate	3.7% to 25.0%	3.0% to 25.8%
Anticipated net credit losses	NM	40.0% to 75.0%

NM    Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

In millions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Carrying value of retained interests	$2,514	$730

Discount rates
Adverse change of 10%	$(70)	$(19)
Adverse change of 20%	(136)	(38)

Constant prepayment rate
Adverse change of 10%	$(130)	$(15)
Adverse change of 20%	(251)	(28)

Anticipated net credit losses
Adverse change of 10%	$(1)	$(44)
Adverse change of 20%	(2)	(80)

Mortgage Securitizations—Citi Holdings

        The following tables summarize selected cash flow information related to Citi Holdings mortgage securitizations for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010		2009
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and Non-agency- sponsored mortgages
Proceeds from new securitizations	$—	$—	$25.0
Contractual servicing fees received	0.2	0.1	0.3
Cash flows received on retained interests and other net cash flows	0.1	—	0.1

	Six months ended June 30,
	2010		2009
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and Non-agency- sponsored Mortgages
Proceeds from new securitizations	$—	$—	$45.1
Contractual servicing fees received	0.4	0.1	0.7
Cash flows received on retained interests and other net cash flows	0.1	—	0.3

        The Company did not recognize gains (losses) on the securitization of U.S. agency- and non-agency-sponsored mortgages in the three and six months ended June 30, 2010 and 2009.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three months ended June 30, 2010 and 2009 are as follows:

Three months ended June 30,
	2010		2009
	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and Non-agency- sponsored mortgages
Discount rate	N/A	N/A	7.9% to 8.6%
Constant prepayment rate	N/A	N/A	2.8% to 5.1%
Anticipated net credit losses	N/A	N/A	—

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

        At June 30, 2010, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

	June 30, 2010
	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Discount rate	12.8%	2.4% to 39.8%
Constant prepayment rate	24.6%	5.0% to 23.2%
Anticipated net credit losses	NM	0.1% to 70.0%
Weighted average life	5.0 years	5.2 years

In millions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Carrying value of retained interests	$2,662	$541

Discount rates
Adverse change of 10%	$(96)	$(27)
Adverse change of 20%	(186)	(53)

Constant prepayment rate
Adverse change of 10%	$(215)	$(43)
Adverse change of 20%	(412)	(82)

Anticipated net credit losses
Adverse change of 10%	$(7)	$(40)
Adverse change of 20%	(14)	(76)

NM    Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

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

        The fair value of capitalized mortgage servicing rights (MSRs) was $4.9 billion and $6.7 billion at June 30, 2010 and 2009, respectively. The MSRs correspond to principal loan balances of $509 billion and $586 billion as of June 30, 2010 and 2009, respectively. The following table summarizes the changes in capitalized MSRs for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,
In millions of dollars	2010	2009
Balance, as of March 31	$6,439	$5,481
Originations	117	391
Changes in fair value of MSRs due to changes in inputs and assumptions	(1,384)	1,343
Other changes(1)	(278)	(445)

Balance, as of June 30	$4,894	$6,770

	Six months ended June 30,
In millions of dollars	2010	2009
Balance, as of the beginning of year	$6,530	$5,657
Originations	269	626
Changes in fair value of MSRs due to changes in inputs and assumptions	(1,294)	1,517
Other changes(1)	(611)	(1,030)

Balance, as of June 30	$4,894	$6,770

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

        The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions of dollars	2010	2009	2010	2009
Servicing fees	$344	$429	$713	$858
Late fees	21	23	44	48
Ancillary fees	53	22	92	42

Total MSR fees	$418	$474	$849	$948

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

        As a result of the adoption of SFAS 166 and SFAS 167, the Company consolidated all student loan trusts that were formerly QSPEs, as well as newly created securitization VIEs, as the primary beneficiary. Prior to the adoption of SFAS 166 and SFAS 167, the student loan securitizations through QSPEs were accounted for as off-balance-sheet securitizations, with the Company generally retaining interests in the form of subordinated residual interests (i.e., interest only strips) and servicing rights.

        Under terms of the trust arrangements, the Company has no obligation to provide financial support and has not provided such support. A substantial portion of the credit risk associated with the securitized loans has been transferred to third-party guarantors or insurers either under the Federal Family Education Loan Program (FFEL Program), authorized by the U.S. Department of Education under the Higher Education Act of 1965, as amended, or through private credit insurance. On March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law, which eliminated new FFEL Program loan originations. Effective July 1, 2010, in compliance with this regulatory change, SLC ceased originating new FFEL Program loans. This change is not currently anticipated to materially impact the Company's financial statements.

        The following tables summarize selected cash flow information related to student loan securitizations for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,
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

        The multi-seller commercial paper conduits are designed to provide the Company's clients access to low-cost funding in the commercial paper markets. The conduits purchase assets from or provide financing facilities to clients and are funded by issuing commercial paper to third-party investors. The conduits generally do not purchase assets originated by the Company. The funding of the conduit is facilitated by the liquidity support and credit enhancements provided by the Company.

        As administrator to the conduits, the Company is generally responsible for selecting and structuring assets purchased or financed by the conduits, making decisions regarding the funding of the conduits, including determining the tenor and other features of the commercial paper issued, monitoring the quality and performance of the conduits' assets, and facilitating the operations and cash flows of the conduits. In return, the Company earns structuring fees from customers for individual transactions and earns an administration fee from the conduit, which is equal to the income from client program and liquidity fees of the conduit after payment of interest costs and other fees. This administration fee is fairly stable, since most risks and rewards of the underlying assets are passed back to the clients and, once the asset pricing is negotiated, most ongoing income, costs and fees are relatively stable as a percentage of the conduit's size.

        The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on the Company's internal risk ratings.

        Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 30 to 45 days. As of June 30, 2010 and December 31, 2009, the weighted average lives of the commercial paper issued by consolidated and unconsolidated conduits were approximately 37 days and 43 days, respectively.

        The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, there are generally two additional forms of credit enhancement that protect the commercial paper investors from defaulting assets. First, the subordinate loss notes issued by each conduit absorb any credit losses up to their full notional amount. Second, each conduit has obtained a letter of credit from the Company, which is generally 8-10% of the conduit's assets. The letters of credit provided by the Company to the consolidated conduits total approximately $3.4 billion. The net result across all multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated in the following order:

  •
  subordinate loss note holders,

  •
  the Company, and

  •
  the commercial paper investors.

        The Company also provides the conduits with two forms of liquidity agreements that are used to provide funding to the conduits in the event of a market disruption, among other events. Each asset of the conduit is supported by a transaction-specific liquidity facility in the form of an asset purchase agreement (APA). Under the APA, the Company has agreed to purchase non-defaulted eligible receivables from the conduit at par. Any assets purchased under the APA are subject to increased pricing. The APA is not designed to provide credit support to the conduit, as it generally does not permit the purchase of defaulted or impaired assets and generally reprices the assets purchased to consider potential increased credit risk. The APA covers all assets in the conduits and is considered in the Company's maximum exposure to loss. In addition, the Company provides the conduits with program-wide liquidity in the form of short-term lending commitments. Under these commitments, the Company has agreed to lend to the conduits in the event of a short-term disruption in the commercial paper market, subject to specified conditions. The total notional exposure under the program-wide liquidity agreement for the Company's unconsolidated administered conduit as of June 30, 2010, is $0.6 billion and is considered in the Company's maximum exposure to loss. The Company receives fees for providing both types of liquidity agreement and considers these fees to be on fair market terms.

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of June 30, 2010, the Company owned none of the commercial paper issued by its unconsolidated administered conduit.

        Upon adoption of SFAS 167 on January 1, 2010, with the exception of the government-guaranteed loan conduit described below, the asset-backed commercial paper conduits were consolidated by the Company. The Company determined that through its role as administrator it had the power to direct the activities that most significantly impacted the entities' economic performance. These powers included its ability to structure and approve the assets purchased by the conduits, its ongoing surveillance and credit mitigation activities, and its liability management. In addition, as a result of all the Company's involvement described above, it was concluded that the Company had an economic interest that could potentially be significant. However, the assets and liabilities of the Conduits are separate and apart from those of Citigroup. No assets of any Conduit are available to satisfy the creditors of Citigroup or any of its other subsidiaries.

        The Company administers one conduit that originates loans to third-party borrowers and those obligations are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. The economic performance of this government-guaranteed loan conduit is most significantly impacted by the performance of its underlying assets. The guarantors must approve each loan held by the entity and the guarantors have the ability (through establishment of the servicing terms to direct default mitigation and to purchase defaulted loans) to manage the conduit's loans that become delinquent to improve the economic performance of the conduit. Because the Company does not have the power to direct the activities of this government-guaranteed loan conduit that most significantly impact the economic performance of the entity, it was concluded that the Company should not consolidate the entity. As of June 30, 2010, this unconsolidated government-guaranteed loan conduit held assets of approximately $7.6 billion.

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

Third-Party Commercial Paper Conduits

        The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. As of June 30, 2010, the notional amount of these facilities was approximately $853 million, of which $259 million was funded under these facilities. The Company is not the party that has the power to direct the activities of these conduits that most significantly impact their economic performance and thus does not consolidate them.

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

        The Company has retained significant portions of the "super-senior" positions issued by certain CDOs. These positions are referred to as "super-senior" because they represent the most senior positions in the CDO and, at the time of structuring, were senior to tranches rated AAA by independent rating agencies. These positions include facilities structured in the form of short-term commercial paper, where the Company wrote put options ("liquidity puts") to certain CDOs. Under the terms of the liquidity puts, if the CDO was unable to issue commercial paper at a rate below a specified maximum (generally LIBOR + 35 bps to LIBOR + 40 bps), the Company was obligated to fund the senior tranche of the CDO at a specified interest rate. As of June 30, 2010, the Company no longer had exposure to this commercial paper as all of the underlying CDOs had been liquidated.

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

        The net impact of adopting SFAS 167 for CDOs was an increase in the Company's assets of $1.9 billion and liabilities of $1.9 billion as of January 1, 2010. The Company continues to monitor its involvement in unconsolidated CDOs. If the Company were to acquire additional interests in these vehicles, be provided the right to direct the activities of a CDO (if the Company obtains the unilateral ability to remove the third-party asset manager without cause or liquidate the CDO), or if the CDOs' contractual arrangements were to be changed to reallocate expected losses or residual returns among the various interest holders, the Company may be required to consolidate the CDOs. For cash CDOs, the net result of such consolidation would be to gross up the Company's balance sheet by the current fair value of the subordinate securities held by third parties, whose amounts are not considered material. For synthetic CDOs, the net result of such consolidation may reduce the Company's balance sheet by eliminating intercompany derivative receivables and payables in consolidation.

Key Assumptions and Retained Interests—Citi Holdings

        The key assumptions, used for the securitization of CDOs and CLOs during the quarter ended June 30, 2010, in measuring the fair value of retained interests at the date of sale or securitization are as follows:

	CDOs	CLOs
Discount rate	37.2% to 40.6%	4.9% to 5.4%

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$308	$673

Discount rates
Adverse change of 10%	$(23)	$(9)
Adverse change of 20%	(44)	(18)

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

Asset-Based Financing—Citicorp

        The primary types of Citicorp's asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at June 30, 2010 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total assets	Maximum exposure
Type
Commercial and other real estate	$9.0	$0.5
Hedge funds and equities	5.7	3.1
Airplanes, ships and other assets	10.1	4.9

Total	$24.8	$8.5

Asset-Based Financing—Citi Holdings

        The primary types of Citi Holdings' asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at June 30, 2010 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total assets	Maximum exposure
Type
Commercial and other real estate	$31.2	$5.8
Hedge funds and equities	1.9	0.7
Corporate loans	7.6	6.5
Airplanes, ships and other assets	5.9	2.6

Total	$46.6	$15.6

        The following table summarizes selected cash flow information related to asset-based financing for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,
In billions of dollars	2010	2009
Cash flows received on retained interests and other net cash flows	$0.4	$0.1

	Six months ended June 30,
In billions of dollars	2010	2009
Cash flows received on retained interests and other net cash flows	$0.9	$2.0

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	Asset-based financing
Carrying value of retained interests	$6,487
Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	(153)

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

        The Company sponsors two kinds of TOB trusts: customer TOB trusts and proprietary TOB trusts. Customer TOB trusts are trusts through which customers finance investments in municipal securities. The Residuals are held by customers, and the Floaters by third-party investors. Proprietary TOB trusts are trusts through which the Company finances its own investments in municipal securities. The Company holds the Residuals in proprietary TOB trusts.

        The Company serves as remarketing agent to the trusts, facilitating the sale of the Floaters to third parties at inception and facilitating the reset of the Floater coupon and tenders of Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing (in which case the trust is unwound) or it may choose to buy the Floaters into its own inventory and may continue to try to sell them to a third-party investor. While the level of the Company's inventory of Floaters fluctuates, the Company held none of the Floater inventory related to the customer or proprietary TOB programs as of June 30, 2010.

        Approximately $1.3 billion of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company. In all other cases, the assets are either unenhanced or are insured with a monoline insurance company. While the trusts have not encountered any adverse credit events as defined in the underlying trust agreements, certain monoline insurance companies have experienced downgrades. In these cases, the Company has proactively managed the TOB programs by applying additional insurance on the assets or proceeding with orderly unwinds of the trusts.

        If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bond is sold in the market. If there is an accompanying shortfall in the trust's cash flows to fund the redemption of the Floaters after the sale of the underlying municipal bond, the trust draws on a liquidity agreement in an amount equal to the shortfall. Liquidity agreements are generally provided to the trust directly by the Company. For customer TOBs where the Residual is less than 25% of the trust's capital structure, the Company has a reimbursement agreement with the Residual holder under which the Residual holder reimburses the Company for any payment made under the liquidity arrangement. Through this reimbursement agreement, the Residual holder remains economically exposed to fluctuations in value of the municipal bond. These reimbursement agreements are actively margined based on changes in value of the underlying municipal bond to mitigate the Company's counterparty credit risk. In cases where a third party provides liquidity to a proprietary TOB trust, a similar reimbursement arrangement is made whereby the Company (or a consolidated subsidiary of the Company) as Residual holder absorbs any losses incurred by the liquidity provider. As of June 30, 2010, liquidity agreements provided with respect to customer TOB trusts totaled $6.3 billion, offset by reimbursement agreements in place with a notional amount of $4.8 billion. The remaining exposure relates to TOB transactions where the Residual owned by the customer is at least 25% of the bond value at the inception of the transaction and no reimbursement agreement is executed. In addition, the Company has provided liquidity arrangements with a notional amount of $0.1 billion for other non-consolidated proprietary TOB trusts described below.

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

        Prior to 2010, certain TOB trusts met the definition of a QSPE and were not consolidated in prior periods. Upon the Company's adoption of SFAS 167, former QSPE trusts have been consolidated by the Company as Residual interest holders and are presented as proprietary TOB trusts.

        Total assets in proprietary TOB trusts also include $0.7 billion of assets where the Residuals are held by hedge funds that are consolidated and managed by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge funds (and, thus, are not consolidated by the Company) under the application of ASC 946, Financial Services—Investment Companies, which precludes consolidation of owned investments. The Company consolidates the hedge funds, because the Company holds controlling financial interests in the hedge funds. Certain of the Company's equity investments in the hedge funds are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge fund. The Company's accounting for these hedge funds and their interests in the TOB trusts is unchanged by the Company's adoption of SFAS 167.

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

        Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup's derivative instruments as of June 30, 2010 and December 31, 2009 are presented in the table below.

Derivative Notionals

	Hedging instruments under ASC 815 (SFAS 133)(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Interest rate contracts
Swaps	$155,838	$128,797	$25,017,918	$20,571,814	$115,879	$107,193
Futures and forwards	—	—	4,884,162	3,366,927	53,896	65,597
Written options	—	—	3,370,356	3,616,240	8,510	11,050
Purchased options	—	—	3,034,676	3,590,032	21,720	28,725

Total interest rate contract notionals	$155,838	$128,797	$36,307,112	$31,145,013	$200,005	$212,565

Foreign exchange contracts
Swaps	$27,335	$42,621	$937,613	$855,560	$24,428	$24,044
Futures and forwards	96,204	76,507	2,138,152	1,946,802	38,252	54,249
Written options	1,973	4,685	527,410	409,991	2,958	9,305
Purchased options	10,157	22,594	503,129	387,786	3,465	10,188

Total foreign exchange contract notionals	$135,669	$146,407	$4,106,304	$3,600,139	$69,103	$97,786

Equity contracts
Swaps	$—	$—	$72,298	$59,391	$—	$—
Futures and forwards	—	—	15,839	14,627	—	—
Written options	—	—	533,403	410,002	—	—
Purchased options	—	—	430,167	377,961	—	275

Total equity contract notionals	$—	$—	$1,051,707	$861,981	$—	$275

Commodity and other contracts
Swaps	$—	$—	$28,410	$25,956	$—	$—
Futures and forwards	—	—	119,638	91,582	—	—
Written options	—	—	51,099	37,952	—	—
Purchased options	—	—	75,468	40,321	2	3

Total commodity and other contract notionals	$—	$—	$274,615	$195,811	$2	$3

Credit derivatives(4)
Protection sold	$—	$—	$1,181,324	$1,214,053	$—	$—
Protection purchased	6,836	6,981	1,232,277	1,325,981	51,366	—

Total credit derivatives	$6,836	$6,981	$2,413,601	$2,540,034	$51,366	$—

Total derivative notionals	$298,343	$282,185	$44,153,339	$38,342,978	$320,476	$310,629

(1)
The notional amounts presented in this table do not include derivatives in hedge accounting relationships under ASC 815 (SFAS 133), where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign currency denominated debt instrument. The notional amount of such debt is $9,579 million and $7,442 million at June 30, 2010 and December 31, 2009, respectively.

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

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in trading account assets/liabilities(1)		Derivatives classified in other assets/liabilities
In millions of dollars at June 30, 2010	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$826	$99	$7,308	$2,366
Foreign exchange contracts	1,737	231	1,582	3,058

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$2,563	$330	$8,890	$5,424

Other derivative instruments
Interest rate contracts	$589,370	$583,964	$3,154	$3,034
Foreign exchange contracts	80,421	85,219	1,042	2,052
Equity contracts	20,426	38,337	—	—
Commodity and other contracts	12,999	13,107	—	—
Credit derivatives(2)	84,987	77,390	467	277

Total other derivative instruments	$788,203	$798,017	$4,663	$5,363

Total derivatives	$790,766	$798,347	$13,553	$10,787
Cash collateral paid/received	49,035	39,216	619	5,012
Less: Netting agreements and market value adjustments	(783,280)	(778,290)	(1,576)	(1,576)

Net receivables/payables	$56,521	$59,273	$12,596	$14,223

(1)
The trading derivatives fair values are presented in Note 9 to the Consolidated Financial Statements.

(2)
The credit derivatives trading assets are composed of $69,439 million related to protection purchased and $15,548 million related to protection sold as of June 30, 2010. The credit derivatives trading liabilities are composed of $15,603 million related to protection purchased and $61,787 million related to protection sold as of June 30, 2010.

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

        The amount of payables in respect of cash collateral received that was netted with unrealized gains from derivatives was $36 billion and $30 billion as of June 30, 2010 and December 31, 2009, respectively. The amount of receivables in respect of cash collateral paid that was netted with unrealized losses from derivatives was $41 billion as of June 30, 2010 as well as December 31, 2009.

        The amounts recognized in Principal transactions in the Consolidated Statement of Income for the three and six months ended June 30, 2010 and June 30, 2009 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are included in the table below. Citigroup has elected to present this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this better represents the way these portfolios are risk managed.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2010	2009	2010	2009
Interest rate contracts	$2,231	$1,613	$3,642	$6,453
Foreign exchange contracts	262	858	503	1,864
Equity contracts	(250)	(175)	315	903
Commodity and other contracts	121	130	230	827
Credit derivatives	(147)	(638)	1,680	(4,346)

Total Citigroup(1)	$2,217	$1,788	$6,370	$5,701

(1)
Also see Note 6 to the Consolidated Financial Statements.

        The amounts recognized in Other revenue in the Consolidated Statement of Income for the three and six months ended June 30, 2010 and June 30, 2009 relate to derivatives not designated in a qualifying hedging relationship and not recorded within Trading account assets or Trading account liabilities are shown below. The table below does not include the offsetting gains/losses on the hedged items, which amounts are also recorded in Other revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2010	2009	2010	2009
Interest rate contracts	$(205)	$(460)	$(299)	$(449)
Foreign exchange contracts	(3,008)	3,464	(5,825)	2,468
Equity contracts	—	—	—	—
Commodity and other contracts	—	—	—	—
Credit derivatives	141	—	141	—

Total Citigroup(1)	$(3,072)	$3,004	$(5,983)	$2,019

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

Fair Value Hedges

Hedging of benchmark interest rate risk

        Citigroup hedges exposure to changes in the fair value of outstanding fixed-rate issued debt and certificate of deposit. The fixed cash flows from those financing transactions are converted to benchmark variable-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. Most of these fair value hedge relationships use dollar-offset ratio analysis to determine whether the hedging relationships are highly effective at inception and on an ongoing basis, while others use regression.

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

        The following table summarizes the gains (losses) on the Company's fair value hedges for the three and six months ended June 30, 2010 and June 30, 2009:

	Gains (losses) on fair value hedges(1)
	Three Months ended June 30,		Six Months ended June 30,
In millions of dollars	2010	2009	2010	2009
Gain (loss) on fair value designated and qualifying hedges
Interest rate contracts	$1,509	$(3,178)	$2,342	$(4,921)
Foreign exchange contracts	1,916	1,653	1,674	1,625

Total gain (loss) on fair value designated and qualifying hedges	$3,425	$(1,525)	$4,016	$(3,296)

Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(1,543)	$2,953	$(2,448)	$4,948
Foreign exchange hedges	(1,860)	(1,877)	(1,591)	(1,434)

Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(3,403)	$1,076	$(4,039)	$3,514

Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$8	$(120)	$(67)	$216
Foreign exchange hedges	25	(108)	26	40

Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$33	$(228)	$(41)	$256

Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$(42)	$(105)	$(39)	$(189)
Foreign exchange contracts	31	(116)	57	151

Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$(11)	$(221)	$18	$(38)

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

        The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three and six months ended June 30, 2010 and June 30, 2009 is not significant.

        The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges for three and six months ended June 30, 2010 and June 30, 2009 is presented below:

	Three Months ended June 30,		Six Months ended June 30,
In millions of dollars	2010	2009	2010	2009
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$(384)	$402	$(625)	$570
Foreign exchange contracts	(398)	233	(389)	633
Credit Derivatives	—	(1,135)	—	358

Total effective portion of cash flow hedges included in AOCI	$(782)	$(500)	$(1,014)	$1,561

Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	(364)	$(445)	$(734)	$(857)
Foreign exchange contracts	(103)	(65)	(281)	21

Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(467)	$(510)	$(1,015)	$(836)

(1)
Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

        For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income within 12 months of June 30, 2010 is approximately $1.5 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.

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

        For derivatives used in net investment hedges, Citigroup follows the forward-rate method from FASB Derivative Implementation Group Issue H8 (now ASC 815-35-35-16 through 35-26), "Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge." According to that method, all changes in fair value, including changes related to the forward-rate component of the foreign-currency forward contracts and the time-value of foreign-currency options, are recorded in the foreign currency.

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

        The pretax gain (loss) recorded in foreign-currency translation adjustment within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $666 million and $476 million for the three and six months ended June 30, 2010 and $(3,894) million and $(3,017) million for the three and six months ended June 30, 2009, respectively.

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

        The Company makes markets in and trades a range of credit derivatives, both on behalf of clients as well as for its own account. Through these contracts, the Company either purchases or writes protection on either a single name or a portfolio of reference credits. The Company uses credit derivatives to help mitigate credit risk in its corporate and consumer loan portfolios and other cash positions, to take proprietary trading positions, and to facilitate client transactions.

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

        A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return which will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of June 30, 2010 and December 31, 2009, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

        The following tables summarize the key characteristics of the Company's credit derivative portfolio as protection seller as of June 30, 2010 and December 31, 2009:

In millions of dollars as of June 30, 2010	Maximum potential amount of future payments	Fair value payable(1)
By industry/counterparty
Bank	$772,889	$37,164
Broker-dealer	298,884	16,649
Non-financial	368	50
Insurance and other financial institutions	109,183	7,924

Total by industry/counterparty	$1,181,324	$61,787

By instrument
Credit default swaps and options	$1,180,087	$61,612
Total return swaps and other	1,237	175

Total by instrument	$1,181,324	$61,787

By rating
Investment grade	$526,043	11,143
Non-investment grade	543,407	38,857
Not rated	111,874	11,787

Total by rating	$1,181,324	$61,787

By maturity:
Within 1 year	$137,914	$1,291
From 1 to 5 years	832,146	33,800
After 5 years	211,264	26,696

Total by maturity	$1,181,324	$61,787

(1)
In addition, fair value amounts receivable under credit derivatives sold were $15,548 million.

In millions of dollars as of December 31, 2009	Maximum potential amount of future payments	Fair value payable(1)
By industry/counterparty
Bank	$807,484	$34,666
Broker-dealer	340,949	16,309
Monoline	33	—
Non-financial	623	262
Insurance and other financial institutions	64,964	7,025

Total by industry/counterparty	$1,214,053	$58,262

By instrument
Credit default swaps and options	$1,213,208	$57,987
Total return swaps and other	845	275

Total by instrument	$1,214,053	$58,262

By rating
Investment grade	$576,930	9,632
Non-investment grade	339,920	28,664
Not rated	297,203	19,966

Total by rating	$1,214,053	$58,262

By maturity:
Within 1 year	$165,056	$873
From 1 to 5 years	806,143	30,181
After 5 years	242,854	27,208

Total by maturity	$1,214,053	$58,262

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

Credit-Risk-Related Contingent Features in Derivatives

        Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position at June 30, 2010 and December 31, 2009 is $28 billion and $17 billion, respectively. The Company has posted $21 billion and $11 billion as collateral for this exposure in the normal course of business as of June 30, 2010 and December 31, 2009, respectively. Each downgrade would trigger additional collateral requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch as of June 30, 2010, the Company would be required to post additional collateral of $2.1 billion.

 16.    FAIR VALUE MEASUREMENT

        SFAS 157 (now ASC 820-10) defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. Among other things, the standard requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, it precludes the use of block discounts when measuring the fair value of instruments traded in an active market, and requires recognition of trade-date gains related to certain derivative transactions whose fair value has been determined using unobservable market inputs.

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

        For most of the lending and structuring direct subprime exposures, fair value is determined utilizing observable transactions where available, other market data for similar assets in markets that are not active and other internal valuation techniques.

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

        Citigroup acted in the capacity of primary dealer for approximately $72 billion of ARS and continued to purchase residual unsold inventory in support of the auction mechanism until mid-February 2008. After this date, liquidity in the ARS market deteriorated significantly, auctions failed due to a lack of bids from third-party investors and Citigroup ceased to purchase unsold inventory. Following a number of ARS refinancings, at June 30, 2010, Citigroup continued to act in the capacity of primary dealer for approximately $25.9 billion of outstanding ARS.

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

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis. The Company often hedges positions that have been classified in the Level 3 category with financial instruments that have been classified as Level 1 or Level 2. In addition, the Company also hedges items classified in the Level 3 category with instruments classified in Level 3 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables, as of June 30, 2010 and December 31, 2009:

In millions of dollars at June 30, 2010	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$128,112	$6,518	$134,630	$(36,531)	$98,099
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$—	$24,153	$758	$24,911	$—	$24,911
Prime	—	1,053	610	1,663	—	1,663
Alt-A	—	948	451	1,399	—	1,399
Subprime	—	626	1,885	2,511	—	2,511
Non-U.S. residential	—	2,144	234	2,378	—	2,378
Commercial	—	1,045	2,184	3,229	—	3,229

Total trading mortgage-backed securities	$—	$29,969	$6,122	$36,091	$—	$36,091

U.S. Treasury and federal agencies securities
U.S. Treasury	$21,129	$512	$—	$21,641	$—	$21,641
Agency obligations	—	4,184	—	4,184	—	4,184

Total U.S. Treasury and federal agencies securities	$21,129	$4,696	$—	$25,825	$—	$25,825

State and municipal	$—	$6,589	$57	$6,646	$—	$6,646
Foreign government	62,605	17,513	386	80,504	—	80,504
Corporate	—	42,921	6,211	49,132	—	49,132
Equity securities	26,665	7,522	533	34,720	—	34,720
Asset-backed securities	—	1,750	4,202	5,952		5,952
Other debt securities	—	12,974	1,047	14,021	—	14,021

Total trading securities	$110,399	$123,934	$18,558	$252,891	$—	$252,891

Derivatives
Interest rate contracts	$614	$586,605	$2,977	$590,196
Foreign exchange contracts	4	81,275	879	82,158
Equity contracts	3,030	15,429	1,967	20,426
Commodity and other contracts	581	11,519	899	12,999
Credit derivatives	—	70,544	14,443	84,987

Total gross derivatives	$4,229	$765,372	$21,165	$790,766
Cash collateral paid				49,035
Netting agreements and market value adjustments					$(783,280)

Total derivatives	$4,229	$765,372	$21,165	$839,801	$(783,280)	$56,521

Investments
Mortgage-backed securities
U.S. government sponsored	$82	$20,315	$1	$20,398	$—	$20,398
Prime	—	4,886	772	5,658	—	5,658
Alt-A	—	505	205	710	—	710
Subprime	—	109	14	123	—	123
Non-U.S. residential	—	1,647	814	2,461	—	2,461
Commercial	—	81	558	639	—	639

Total investment mortgage-backed securities	$82	$27,543	$2,364	$29,989	$—	$29,989

U.S. Treasury and federal agency securities
U.S. Treasury	$12,938	$26,722	$—	$39,660	$—	$39,660
Agency obligations	—	44,551	19	44,570		44,570

Total U.S. Treasury and federal agency	$12,938	$71,273	$19	$84,230	$—	$84,230

In millions of dollars at June 30, 2010	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
State and municipal	$—	$15,117	$457	$15,574	—	$15,574
Foreign government	51,467	47,122	282	98,871	—	98,871
Corporate	—	15,224	1,271	16,495	—	16,495
Equity securities	3,190	180	2,238	5,608	—	5,608
Asset-backed securities	—	5,649	12,303	17,952	—	17,952
Other debt securities	—	1,303	891	2,194	—	2,194
Non-marketable equity securities	—	137	6,561	6,698	—	6,698

Total investments	$67,677	$183,548	$26,386	$277,611	—	$277,611

Loans(2)	$—	1,310	$3,668	4,978	—	$4,978
MSRs	—	—	4,894	4,894	—	4,894
Other financial assets measured on a recurring basis	—	17,203	3,089	20,292	(1,576)	18,716

Total assets	$182,305	$1,219,479	$84,278	$1,535,097	$(821,387)	$713,710
Total as a percentage of gross assets(3)	12.3%	82.1%	5.6%	100.0%

Liabilities
Interest-bearing deposits	$—	$1,204	$183	$1,387	$—	$1,387
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	154,722	1,091	155,813	(36,531)	119,282
Trading account liabilities
Securities sold, not yet purchased	57,025	14,082	621	71,728	—	71,728
Derivatives
Interest rate contracts	569	581,092	2,402	584,063
Foreign exchange contracts	18	84,803	629	85,450
Equity contracts	3,406	31,731	3,200	38,337
Commodity and other contracts	505	11,179	1,423	13,107
Credit derivatives	—	65,020	12,370	77,390

Total gross derivatives	$4,498	$773,825	$20,024	$798,347
Cash collateral received				39,216
Netting agreements and market value adjustments					(778,290)

Total derivatives	$4,498	$773,825	$20,024	$837,563	$(778,290)	$59,273
Short-term borrowings	—	1,205	445	1,650		1,650
Long-term debt	—	15,117	10,741	25,858		25,858
Other financial liabilities measured on a recurring basis	1	12,773	7	12,781	(1,576)	11,205

Total liabilities	$61,524	$972,928	$33,112	$1,106,780	$(816,397)	$290,383
Total as a percentage of gross liabilities(3)	5.8%	91.1%	3.1%	100.0%

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase, and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral and the market value adjustment.

(2)
There is no allowance for loan losses recorded for loans reported at fair value.

(3)
Percentage is calculated based on total assets and liabilities excluding collateral received/paid on derivatives.

In millions of dollars at December 31, 2009	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
ASSETS
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$138,550	$—	$138,550	$(50,713)	$87,837
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$19,666	$972	$20,638	$—	$20,638
Prime	—	772	384	1,156	—	1,156
Alt-A	—	842	387	1,229	—	1,229
Subprime	—	736	8,998	9,734	—	9,734
Non-U.S. residential	—	1,796	572	2,368	—	2,368
Commercial	—	1,004	2,451	3,455	—	3,455

Total trading mortgage-backed securities	$—	$24,816	$13,764	$38,580	$—	$38,580

U.S. Treasury and federal agencies securities
U.S. Treasury	$27,943	$995	$—	$28,938	$—	$28,938
Agency obligations	—	2,041	—	$2,041	—	2,041

Total U.S. Treasury and federal agencies securities	$27,943	$3,036	$—	$30,979	$—	$30,979

Other trading securities
State and municipal	$—	$6,925	$222	$7,147	$—	$7,147
Foreign government	59,229	13,081	459	72,769	—	72,769
Corporate	—	43,365	8,620	51,985	—	51,985
Equity securities	33,754	11,827	640	46,221	—	46,221
Other debt securities	—	19,976	16,237	36,213	—	36,213

Total trading securities	$120,926	$123,026	$39,942	$283,894	$—	$283,894

Total derivatives(2)	$4,002	$671,532	$27,685	$703,219	$(644,340)	$58,879

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$89	$20,823	$2	$20,914	$—	$20,914
Prime	—	5,742	736	6,478	—	6,478
Alt-A	—	572	55	627	—	627
Subprime	—	—	1	1	—	1
Non-U.S. residential	—	255	—	255	—	255
Commercial	—	47	746	793	—	793

Total investment mortgage-backed securities	$89	$27,439	$1,540	$29,068	$—	$29,068

U.S. Treasury and federal agency securities
U.S. Treasury	$5,943	$20,619	$—	$26,562	$—	$26,562
Agency obligations	—	27,531	21	27,552	—	27,552

Total U.S. Treasury and federal agency	$5,943	$48,150	$21	$54,114	$—	$54,114

State and municipal	$—	$15,393	$217	$15,610	$—	$15,610
Foreign government	60,484	41,765	270	102,519	—	102,519
Corporate	—	19,056	1,257	20,313	—	20,313
Equity securities	3,056	237	2,513	5,806	—	5,806
Other debt securities	—	3,337	8,832	12,169	—	12,169
Non-marketable equity securities	—	77	6,753	6,830	—	6,830

Total investments	$69,572	$155,454	$21,403	$246,429	$—	$246,429

Loans(3)	$—	$1,226	$213	$1,439	$—	$1,439
MSRs	—	—	6,530	6,530	—	6,530

In millions of dollars at December 31, 2009	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Other financial assets measured on a recurring basis	—	15,787	1,101	16,888	(4,224)	12,664

Total assets	$194,500	$1,105,575	$96,874	$1,396,949	$(699,277)	$697,672
	13.9%	79.2%	6.9%	100.0%

In millions of dollars at December 31, 2009	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
LIABILITIES
Interest-bearing deposits	$—	$1,517	$28	$1,545	$—	$1,545
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	152,687	2,056	154,743	(50,713)	104,030
Trading account liabilities
Securities sold, not yet purchased	52,399	20,233	774	73,406	—	73,406
Derivatives(2)	4,980	669,384	24,577	698,941	(634,835)	64,106
Short-term borrowings	—	408	231	639	—	639
Long-term debt	—	16,288	9,654	25,942	—	25,942
Other financial liabilities measured on a recurring basis	—	15,753	13	15,766	(4,224)	11,542

Total liabilities	$57,379	$876,270	$37,333	$970,982	$(689,772)	$281,210
	5.9%	90.2%	3.8%	100.0%

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

 Changes in Level 3 Fair-Value Category

        The following tables present the changes in the Level 3 fair-value category. The Company classifies financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	March 31, 2010	Principal transactions	Other(1)(2)			June 30, 2010
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,907	$446	$—	$4,165	$—	$6,518	$—
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$947	$(107)	$—	$71	$(153)	$758	$(123)
Prime	399	(2)	—	67	146	610	(20)
Alt-A	321	15	—	100	15	451	45
Subprime	6,525	(697)	—	126	(4,069)	1,885	(1,890)
Non-U.S. residential	243	14	—	20	(43)	234	(4)
Commercial	2,215	1	—	(142)	110	2,184	2

Total trading mortgage-backed securities	$10,650	$(776)	$—	$242	$(3,994)	$6,122	$(1,990)

State and municipal	$453	$8	$—	$(129)	$(275)	$57	$—
Foreign government	644	(15)	—	11	(254)	386	(20)
Corporate	7,950	(74)	—	(144)	(1,521)	6,211	(114)
Equity securities	905	10	—	(338)	(44)	533	26
Asset-backed securities	4,200	(16)	—	74	(56)	4,202	(242)
Other debt securities	1,129	(72)	—	(48)	38	1,047	(4)

Total trading securities	$25,931	$(935)	$—	$(332)	$(6,106)	$18,558	$(2,344)

Derivatives, net(4)
Interest rate contracts	$339	$190	$—	$(175)	$221	$575	$481
Foreign exchange contracts	33	206	—	(1)	12	250	249
Equity contracts	(1,420)	(48)	—	(51)	286	(1,233)	(307)
Commodity and other contracts	(645)	85	—	38	(2)	(524)	22
Credit derivatives	5,029	(1,421)	—	(358)	(1,177)	2,073	(1,546)

Total derivatives, net(4)	$3,336	$(988)	$—	$(547)	$(660)	$1,141	$(1,101)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1	$—	$—	$—	$—	$1	$—
Prime	276	—	(16)	575	(63)	772	(2)
Alt-A	30	—	—	190	(15)	205	—
Subprime	1	—	(1)	14	—	14	—
Non-U.S. Residential	—	—	—	814	—	814	5
Commercial	546	—	13	1	(2)	558	—

Total investment mortgage-backed debt securities	$854	$—	$(4)	$1,594	$(80)	$2,364	$3

U.S. Treasury and federal agencies securities
Agency obligations	$19	$—	$—	$—	$—	$19	$—

Total U.S. Treasury and federal agencies securities	$19	$—	$—	$—	$—	$19	$—

State and municipal	$262	$—	$6	$233	$(44)	$457	$—
Foreign government	287	—	(1)	(27)	23	282	(14)
Corporate	1,062	—	(5)	295	(81)	1,271	(8)
Equity securities	2,468	—	14	1	(245)	2,238	—
Asset-backed securities	7,936	—	(6)	4,802	(429)	12,303	(41)
Other debt securities	1,007	—	20	(42)	(94)	891	31
Non-marketable equity securities	8,613	—	(2)	(2,077)	27	6,561	(60)

Total investments	$22,508	$—	$22	$4,779	$(923)	$26,386	$(89)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	March 31, 2010	Principal transactions	Other(1)(2)			June 30, 2010
Loans	$4,395	$—	$(296)	$(5)	$(426)	$3,668	$(288)
MSRs	6,439	—	(1,342)	—	(203)	4,894	(1,342)
Other financial assets measured on a recurring basis	907	—	(35)	1,996	221	3,089	(35)

Liabilities
Interest-bearing deposits	$158	$—	$(4)	$(4)	$25	$183	$36
Federal funds purchased and securities loaned or sold under agreements to repurchase	975	(99)	—	76	(59)	1,091	(110)
Trading account liabilities
Securities sold, not yet purchased	148	33	—	509	(3)	621	103
Short-term borrowings	258	18	—	12	193	445	(13)
Long-term debt	12,836	126	290	(150)	(1,529)	10,741	184
Other financial liabilities measured on a recurring basis	2	—	(14)	—	(9)	7	(7)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2009	Principal transactions	Other(1)(2)			June 30, 2010
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$509	$—	$5,217	$792	$6,518	$—
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$972	$(158)	$—	$169	$(225)	$758	$(120)
Prime	384	33	—	150	43	610	(7)
Alt-A	387	30	—	160	(126)	451	54
Subprime	8,998	36	—	(625)	(6,524)	1,885	(1,861)
Non-U.S. residential	572	(27)	—	(259)	(52)	234	1
Commercial	2,451	(11)	—	(183)	(73)	2,184	48

Total trading mortgage-backed securities	$13,764	$(97)	$—	$(588)	$(6,957)	$6,122	$(1,885)

State and municipal	$222	$11	$—	$56	(232)	$57	$—
Foreign government	459	11	—	(186)	102	386	(5)
Corporate	8,620	(75)	—	(483)	(1,851)	6,211	(107)
Equity securities	640	16	—	(12)	(111)	533	50
Asset-backed securities	3,006	(77)	—	44	1,229	4,202	(266)
Other debt securities	13,231	23	—	(255)	(11,952)	1,047	(3)

Total trading securities	$39,942	$(188)	$—	$(1,424)	$(19,771)	$18,558	$(2,216)

Derivatives, net(4)
Interest rate contracts	$(374)	$665	$—	$337	$(53)	$575	$447
Foreign exchange contracts	(38)	344	—	(98)	42	250	362
Equity contracts	(1,110)	(227)	—	(282)	386	(1,233)	(558)
Commodity and other contracts	(529)	(116)	—	68	53	(524)	(444)
Credit derivatives	5,159	(1,275)	—	(875)	(936)	2,073	(1,922)

Total derivatives, net(4)	$3,108	$(609)	$—	$(850)	$(508)	$1,141	$(2,115)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$2	$—	$(1)	$—	$—	$1	$—
Prime	736	—	(113)	70	79	772	23
Alt-A	55	—	(23)	190	(17)	205	17
Subprime	1	—	(1)	14	—	14	—
Non-U.S. Residential	—		—	814	—	814	8
Commercial	746	—	(449)	2	259	558	—

Total investment mortgage-backed debt securities	$1,540	$—	$(587)	$1,090	$321	$2,364	$48

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2009	Principal transactions	Other(1)(2)			June 30, 2010
U.S. Treasury and federal agencies securities
Agency obligations	$21	$—	$(21)	$—	$19	$19	$(1)

Total U.S. Treasury and federal agencies securities	$21	$—	$(21)	$—	$19	$19	$(1)

State and municipal	$217	$—	$7	$233	$—	$457	$—
Foreign government	270	—	7	(10)	15	282	2
Corporate	1,257	—	(79)	236	(143)	1,271	20
Equity securities	2,513	—	26	90	(391)	2,238	—
Asset-backed securities	8,272	—	(36)	4,818	(751)	12,303	(95)
Other debt securities	560	—	27	(36)	340	891	40
Non-marketable equity securities	6,753	—	15	(108)	(99)	6,561	(53)

Total investments	$21,403	$—	$(641)	$6,313	$(689)	$26,386	$(39)

Loans	$213	$—	$(140)	$615	$2,980	$3,668	$(144)
MSRs	6,530	—	(1,198)	—	(438)	4,894	(1,198)
Other financial assets measured on a recurring basis	1,101	—	(27)	1,983	32	3,089	(27)

Liabilities
Interest-bearing deposits	$28	$—	$2	$(6)	$163	$183	$(13)
Federal funds purchased and securities loaned or sold under agreements to repurchase	2,056	(98)	—	(976)	(87)	1,091	(166)
Trading account liabilities
Securities sold, not yet purchased	774	52	—	(69)	(32)	621	56
Short-term borrowings	231	8	—	(106)	328	445	14
Long-term debt	9,654	272	145	332	1,172	10,741	74
Other financial liabilities measured on a recurring basis	13	—	(19)	—	(25)	7	(7)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	March 31, 2009	Principal transactions	Other(1)(2)			June 30, 2009
Assets
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$1,316	$244	$—	$—	$(316)	$1,244	$268
Prime	582	(20)	—	—	61	623	(20)
Alt-A	1,250	(50)	—	—	(423)	777	(49)
Subprime	10,386	667	—	—	(1,052)	10,001	645
Non-U.S. residential	325	(42)	—	—	62	345	(34)
Commercial	2,883	5	—	—	(80)	2,808	(26)

Total trading mortgage-backed securities	$16,742	$804	$—	$—	$(1,748)	$15,798	$784

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	51	—	—	(3)	1	49	—

Total U.S. Treasury and federal agencies securities	$51	$—	$—	$(3)	$1	$49	$—

State and municipal	$198	$(23)	$—	$(136)	$70	$109	$(23)
Foreign government	1,011	60	—	(390)	(91)	590	20
Corporate	9,382	221	—	249	(417)	9,435	245
Equity securities	1,740	112	—	104	(90)	1,866	174
Other debt securities	13,746	338	—	109	2,653	16,846	222

Total trading securities	$42,870	$1,512	$—	$(67)	$378	$44,693	$1,422

Derivatives, net(4)	$3,539	$(2,492)	$—	$364	$(231)	$1,180	$(2,678)

Investments
Mortgage-backed securities
U.S. government sponsored	$—	$—	$—	$75	$3	$78	$(2)
Prime	1,125	—	159	(171)	(338)	775	109

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	March 31, 2009	Principal transactions	Other(1)(2)			June 30, 2009
Alt-A	177	—	40	55	(1)	271	29
Subprime	12	—	(3)	(10)	18	17	(3)
Commercial	469	—	28	(61)	283	719	28

Total investment mortgage-backed debt securities	$1,783	$—	$224	$(112)	$(35)	$1,860	$161

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	—	—	—	9	—	9	—

Total U.S. Treasury and federal agencies securities	$—	$—	$—	$9	$—	$9	$—

State and municipal	$207	$—	$—	$45	$—	$252	$—
Foreign government	643	—	—	(474)	(1)	168	—
Corporate	992	—	67	(99)	728	1,688	35
Equity securities	2,849	—	49	(7)	(73)	2,818	49
Other debt securities	8,742	—	1,243	(386)	(1,170)	8,429	1,261
Non-marketable equity securities	7,479	—	21	619	(319)	7,800	21

Total investments	$22,695	$—	$1,604	$(405)	$(870)	$23,024	$1,527

Loans	$171	$—	$24	$—	$1	$196	$25
MSRs	5,481	—	1,310	—	(21)	6,770	1,310
Other financial assets measured on a recurring basis	2,515	—	(1,107)	329	(92)	1,645	$(1,107)

Liabilities
Interest-bearing deposits	$41	$—	$(63)	$—	$8	$112	$(63)
Federal funds purchased and securities loaned or sold under agreements to repurchase	10,732	276	—	(3,391)	139	7,204	264
Trading account liabilities
Securities sold, not yet purchased	1,311	8	—	(434)	92	961	8
Short-term borrowings	1,030	43	—	(49)	(561)	377	43
Long-term debt	10,438	(412)	—	51	300	11,201	(376)
Other financial liabilities measured on a recurring basis	1	—	(42)	—	(24)	19	(19)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2008	Principal transactions	Other(1)(2)			June 30, 2009
Assets
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$1,325	$216	$—	$10	$(307)	$1,244	$245
Prime	147	(55)	—	439	92	623	15
Alt-A	1,153	(119)	—	(187)	(70)	777	(119)
Subprime	13,844	(1,696)	—	(710)	(1,437)	10,001	(1,648)
Non-U.S. residential	858	(74)	—	(490)	51	345	(58)
Commercial	2,949	(195)	—	159	(105)	2,808	(220)

Total trading mortgage-backed securities	$20,276	$(1,923)	$—	$(779)	$(1,776)	$15,798	$(1,785)

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	59	(9)	—	(3)	2	49	—

Total U.S. Treasury and federal agencies securities	$59	$(9)	$—	$(3)	$2	$49	$—

State and municipal	$233	$(22)	$—	$(80)	$(22)	$109	$(23)
Foreign government	1,261	96	—	(367)	(400)	590	82
Corporate	13,027	(703)	—	(792)	(2,097)	9,435	221
Equity securities	1,387	91	—	121	267	1,866	222
Other debt securities	14,530	11	—	(1,198)	3,503	16,846	336

Total trading securities	$50,773	$(2,459)	$—	$(3,098)	$(523)	$44,693	$(947)

Derivatives, net(4)	$3,586	$(2,376)	$—	$(717)	$687	$1,180	$(2,376)

Investments
Mortgage-backed securities

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2008	Principal transactions	Other(1)(2)			June 30, 2009
U.S. government sponsored	$—	$—	$—	$75	$3	$78	$—
Prime	1,163	—	161	33	(582)	775	161
Alt-A	111	—	33	63	64	271	22
Subprime	25	—	(9)	(10)	11	17	—
Commercial	964	—	9	(463)	209	719	(4)

Total investment mortgage-backed debt securities	$2,263	$—	$194	$(302)	$(295)	$1,860	$179

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	—	—	—	9	—	9	—

Total U.S. Treasury and federal agencies securities	$—	$—	$—	$9	$—	$9	$—

State and municipal	$222	$—	$—	$30	$—	$252	$—
Foreign government	571	—	—	(402)	(1)	168	—
Corporate	1,019	—	44	654	(29)	1,688	35
Equity securities	3,807	—	(480)	(130)	(379)	2,818	(480)
Other debt securities	11,324	—	(427)	(948)	(1,520)	8,429	(427)
Non-Marketable equity securities	9,067	—	(706)	(239)	(322)	7,800	(779)

Total investments	$28,273	$—	$(1,375)	$(1,328)	$(2,546)	$23,024	$(1,472)

Loans	160	—	19	—	17	196	19
Mortgage servicing rights	5,657	—	1,440	—	(327)	6,770	1,440
Other financial assets measured on a recurring basis	359	—	552	756	(22)	1,645	552

Liabilities
Interest-bearing deposits	$54	$—	$(59)	$—	$(1)	$112	$(94)
Federal funds purchased and securities loaned or sold under agreements to repurchase	11,167	308	—	(3,720)	65	7,204	301
Trading account liabilities
Securities sold, not yet purchased	653	44	—	(15)	367	961	43
Short-term borrowings	1,329	(65)	—	(746)	(271)	377	(65)
Long-term debt	11,198	36	—	(326)	365	11,201	(50)
Other financial liabilities measured on a recurring basis	1	—	(43)	—	(25)	19	(43)

(1)
Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2010 and 2009.

(4)
Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

        The following is a discussion of the changes to the Level 3 balances for each of the roll-forward tables presented above.

The significant changes from March 31, 2010 to June 30, 2010 in Level 3 assets and liabilities are due to:

  •
  A net increase in Federal funds sold and securities borrowed or purchased under agreements to resell of $4.6 billion, which included transfers from Level 2 to Level 3 of $4.2 billion, due to an increase in the expected maturities on these instruments.

  •
  A net decrease in trading securities of $7.4 billion that was mainly driven by:

  •
  A decrease of $4.6 billion in subprime trading mortgage-backed securities, due primarily to the liquidation of super-senior subprime exposures during the second quarter of 2010.

  •
  A decrease of $1.7 billion in corporate trading debt securities, primarily due to paydowns and sales of $1.5 billion.

  •
  The decrease in derivatives of $2.2 billion includes a decrease in credit derivatives of $3 billion. Losses of $1.4 billion on Level 3 credit derivatives during the second quarter relate to the unwind of CDS hedging high grade mezzanine synthetic CDOs, which were terminated during the second quarter, and for which an offsetting gain was recognized upon the release of related CVA. Settlements of $1.2 billion related to the unwind of these contracts.

  •
  The increase in Investments of $3.9 billion included transfers to Level 3 of asset-backed securities of $6.1 billion, related to the transfer of securities from HTM to AFS at June 30, 2010, relating to the adoption of ASU 2010-11.

  •
  The decrease in MSRs of $1.5 billion is due to losses of $1.3 billion during the second quarter, due to a reduction in interest rates.

  •
  The decrease in Long-term debt of $2.1 billion is due primarily to paydowns and maturities during the second quarter of 2010.

The significant changes from December 31, 2009 to June 30, 2010 in Level 3 assets and liabilities are due to:

  •
  A net increase in Federal funds sold and securities borrowed or purchased under agreements to resell of $6.5 billion, due to transfers from Level 2 to Level 3.

  •
  A net decrease in trading securities of $21.4 billion that was mainly driven by:

  •
  A decrease of $7.1 billion in subprime trading mortgage-backed securities, due primarily to the liquidation of super-senior subprime exposures, as discussed above.

  •
  A decrease of $12.2 billion in other debt trading securities, due primarily to the impact of the consolidation of the credit card securitization trusts by the Company upon the adoption of SFAS 166/167 on January 1, 2010. Upon consolidation of the trusts, the Company's investments in the trusts and other intercompany balances are eliminated. At January 1, 2010, the Company's investment in these newly consolidated VIEs included certificates issued by the trusts of $11.1 billion that were classified as Level 3. The impact of the elimination of these certificates has been reflected as net settlements in the Level 3 roll-forward above.

  •
  The increase in Investments of $5.0 billion included transfers to Level 3 of asset-backed securities of $6.1 billion, related to the transfer of securities from HTM to AFS at June 30, 2010.

  •
  The increase in Loans of $3.5 billion is due primarily to the Company's consolidation of certain VIEs upon the adoption of SFAS 166/167 on January 1, 2010, for which the fair value option was elected. The impact from consolidation of these VIEs on Level 3 loans has been reflected as purchases in the roll-forward table above.

  •
  The decrease in Federal funds purchased and securities loaned or sold under agreements to repurchase of $1.0 billion is due primarily to net transfers to Level 2.

  •
  The increase in Long-term debt of $1.1 billion is due to the impact of the consolidation of certain VIEs upon the adoption of SFAS 166/167 on January 1, 2010, partially offset by paydowns and maturities.

        The significant changes from March 31, 2009 to June 30, 2009 Level 3 assets and liabilities are due to:

  •
  A net increase in trading securities of $1.8 billion that was driven by net realized/unrealized gains of $1.5 billion recorded in Principal transactions, composed mainly of gains on subprime mortgage-backed securities, U.S. government sponsored mortgage-backed securities, corporate debt securities and other debt securities;

  •
  A net decrease in trading derivatives which was driven by net realized/unrealized losses of $2.5 billion recorded in Principal transactions, mainly on complex derivative contracts, such as those linked to credit and equity exposures. These losses are partially offset by gains recognized on instruments that have been classified in Levels 1 and 2.

The significant changes from December 31, 2008 to June 30, 2009 Level 3 assets and liabilities are due to:

  •
  A net decrease in trading securities of $6.1 billion that was mainly driven by:

  (1)
  Net realized/unrealized losses of $2.4 billion recorded in Principal transactions, mainly composed of write-downs on subprime mortgage-backed securities;

  (2)
  Net transfers of $3.1 billion to Level 2 inventory as a result of better vendor pricing coverage for corporate debt.

  •
  A decrease in investments of $5.3 billion that primarily resulted from:

  •
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

  •
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

Transfers between Level 1 and Level 2 of the Fair Value Hierarchy

        The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the second quarter of 2010.

Items Measured at Fair Value on a Nonrecurring Basis

        Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above.

        These include assets measured at cost that have been written down to fair value during these periods as a result of an impairment. In addition, these assets include loans held-for-sale (HFS) that are measured at lower of cost or market (LOCOM), that were recognized at fair value below cost at the end of the period.

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

        The following table presents all loans HFS that are carried at LOCOM as of June 30, 2010 and December 31, 2009 (in billions):

	Aggregate cost	Fair value	Level 2	Level 3
June 30, 2010	$1.5	$1.4	$0.4	$1.0

December 31, 2009	$2.5	$1.6	$0.3	$1.3

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

        The following table presents, as of June 30, 2010 and December 31, 2009, the fair value of those positions selected for fair-value accounting, as well as the changes in fair value for the six months ended June 30, 2010 and 2009:

	Fair value at		Changes in fair value gains (losses) for the six months ended June 30,
In millions of dollars	June 30, 2010	December 31, 2009(1)	2010	2009(1)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell Selected portfolios of securities purchased under agreements to resell, securities borrowed(2)	$98,099	$87,837	$528	$(1,256)

Trading account assets	$13,329	$16,725	$17	$5,278

Investments	$437	$574	$(9)	$(129)

Loans
Certain corporate loans(3)	$2,358	$1,405	$(137)	$42
Certain consumer loans(3)	2,620	34	70	(4)

Total loans	$4,978	$1,439	$(67)	$38

Other assets
MSRs	$4,894	$6,530	$(1,198)	$1,440
Certain mortgage loans (HFS)	3,834	3,338	147	27
Certain equity method investments	657	598	(31)	94

Total other assets	$9,385	$10,466	$(1,082)	$1,561

Total assets	$126,228	$117,041	$(613)	$5,492

Liabilities
Interest-bearing deposits	$1,387	$1,545	$2	$21

Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase, securities loaned(2)	$119,282	$104,030	$91	$215

Trading account liabilities	$4,200	$5,325	$145	$(735)

Short-term borrowings	$1,650	$639	$57	$22

Long-term debt	$25,858	$25,942	$(3)	$(40)

Total	$152,377	$137,481	$292	$(517)

(1)
Reclassified to conform to current period's presentation.

(2)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase.

(3)
Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of SFAS 166/167 on January 1, 2010.

Own Credit Valuation Adjustment

        The fair value of debt liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company's credit spreads. The estimated change in the fair value of these debt liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a $455 million gain and a $1.608 billion loss for the three months ended June 30, 2010 and 2009, respectively, and a gain of $450 million and a loss of $1.429 billion for the six months ended June 30, 2010 and 2009, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current observable credit spreads into the relevant valuation technique used to value each liability as described above.

The Fair Value Option for Financial Assets and Financial Liabilities

Selected portfolios of securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase, securities loaned and certain non-collateralized short-term borrowings

        The Company elected the fair value option for certain portfolios of fixed-income securities purchased under agreements to resell and fixed-income securities sold under agreements to repurchase (and certain non-collateralized short-term borrowings) on broker-dealer entities in the United States, United Kingdom and Japan. In each case, the election was made because the related interest-rate risk is managed on a portfolio basis, primarily with derivative instruments that are accounted for at fair value through earnings.

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

        The notional amount of these unfunded letters of credit was $1.8 billion as of June 30, 2010 and December 31, 2009. The amount funded was insignificant with no amounts 90 days or more past due or on non-accrual status at June 30, 2010 and December 31, 2009.

        These items have been classified in Trading account assets or Trading account liabilities on the Consolidated Balance Sheet. Changes in fair value of these items are classified in Principal transactions in the Company's Consolidated Statement of Income.

Certain loans and other credit products

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

        The following table provides information about certain credit products carried at fair value at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$13,299	$1,258	$14,338	$945
Aggregate unpaid principal balance in excess of fair value	697	(62)	390	(44)
Balance of non-accrual loans or loans more than 90 days past due	220	—	312	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	270	—	267	—

        In addition to the amounts reported above, $416 million and $200 million of unfunded loan commitments related to certain credit products selected for fair value accounting was outstanding as of June 30, 2010 and December 31, 2009, respectively.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the six months ended June 30, 2010 and 2009 due to instrument-specific credit risk totaled to a gain of $27 million and a loss of $48 million, respectively.

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

Certain mortgage loans (HFS)

        Citigroup has elected the fair value option for certain purchased and originated prime fixed-rate and conforming adjustable-rate first mortgage loans HFS. These loans are intended for sale or securitization and are hedged with derivative instruments. The Company has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications.

        The following table provides information about certain mortgage loans HFS carried at fair value at June 30, 2010 and December 31, 2009:

In millions of dollars	June 30, 2010	December 31, 2009
Carrying amount reported on the Consolidated Balance Sheet	$3,834	$3,338
Aggregate fair value in excess of unpaid principal balance	172	55
Balance of non-accrual loans or loans more than 90 days past due	2	4
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	3

        The changes in fair values of these mortgage loans are reported in Other revenue in the Company's Consolidated Statement of Income. The changes in fair value during the six months ended June 30, 2010 and 2009 due to instrument-specific credit risk resulted in a $3 million loss and $10 million loss, respectively. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

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

        With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup's Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company's Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a loss of $180 million for the three months ended June 30, 2010.

        The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup's Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company's Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $1.6 billion as of June 30, 2010.

        The following table provides information about corporate and consumer loans of consolidated VIEs carried at fair value:

	June 30, 2010
In millions of dollars	Corporate Loans	Consumer Loans
Carrying amount reported on the Consolidated Balance Sheet	$680	$2,590
Aggregate unpaid principal balance in excess of fair value	495	973
Balance of non-accrual loans or loans more than 90 days past due	95	269
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	148	261

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

        These MSRs, which totaled $4.894 billion and $6.530 billion as of June 30, 2010 and December 31, 2009, respectively, are classified as Mortgage servicing rights on Citigroup's Consolidated Balance Sheet. Changes in fair value of MSRs are recorded in Other revenue in the Company's Consolidated Statement of Income.

Certain structured liabilities

        The Company has elected the fair value option for certain structured liabilities whose performance is linked to structured interest rates, inflation, currency, equity, referenced credit or commodity risks (structured liabilities). The Company elected the fair value option, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. These positions will continue to be classified as debt, deposits or derivatives (Trading account liabilities) on the Company's Consolidated Balance Sheet according to their legal form.

        The change in fair value for these structured liabilities is reported in Principal transactions in the Company's Consolidated Statement of Income. Changes in fair value for structured debt with embedded equity, referenced credit or commodity underlyings includes an economic component for accrued interest. For structured debt that contains embedded interest rate, inflation or currency risks, related interest expense is measured based on the contracted interest rates and reported as such in the Consolidated Statement of Income.

Certain non-structured liabilities

        The Company has elected the fair value option for certain non-structured liabilities with fixed and floating interest rates (non-structured liabilities). The Company has elected the fair value option where the interest-rate risk of such liabilities is economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be accounted for at fair value through earnings. The election has been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Short-term borrowings and Long-term debt on the Company's Consolidated Balance Sheet. The change in fair value for these non-structured liabilities is reported in Principal transactions in the Company's Consolidated Statement of Income.

        Related interest expense continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

        The following table provides information about long-term debt, excluding the debt issued by the consolidated VIEs, carried at fair value at June 30, 2010 and December 31, 2009:

In millions of dollars	June 30, 2010	December 31, 2009
Carrying amount reported on the Consolidated Balance Sheet	$20,440	$25,942
Aggregate unpaid principal balance in excess of fair value	2,815	3,399

        The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	June 30, 2010	December 31, 2009
Carrying amount reported on the Consolidated Balance Sheet	$1,650	$639
Aggregate unpaid principal balance in excess of fair value	155	53

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

	June 30, 2010		December 31, 2009
In billions of dollars	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments	$317.1	$317.6	$306.1	$307.6
Federal funds sold and securities borrowed or purchased under agreements to resell	230.8	230.8	222.0	222.0
Trading account assets	309.4	309.4	342.8	342.8
Loans(1)	643.5	632.5	552.5	542.8
Other financial assets(2)	286.6	286.6	290.9	290.9

	June 30, 2010		December 31, 2009
In billions of dollars	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Liabilities
Deposits	$814.0	$812.2	$835.9	$834.5
Federal funds purchased and securities loaned or sold under agreements to repurchase	196.1	196.1	154.3	154.3
Trading account liabilities	131.0	131.0	137.5	137.5
Long-term debt	413.3	408.8	364.0	354.8
Other financial liabilities(3)	192.6	192.6	175.8	175.8

(1)
The carrying value of loans is net of the Allowance for loan losses of $46.2 billion and $36.0 billion for June 30, 2010 and December 31, 2009, respectively. In addition, the carrying values exclude $2.5 billion and $2.9 billion of lease finance receivables at June 30, 2010 and December 31, 2009, respectively.

(2)
Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverable, MSRs, separate and variable accounts and other financial instruments included in Other assets on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

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

        The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup's loans, in aggregate, by $11.0 billion and $9.7 billion at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, the carrying values, net of allowances, exceeded the estimated values by $9.1 billion and $1.9 billion for consumer loans and corporate loans, respectively.

        The estimated fair values of the Company's corporate unfunded lending commitments at June 30, 2010 and December 31, 2009 were $5.4 billion and $5.0 billion, respectively. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

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

        The following tables present information about the Company's guarantees at June 30, 2010 and December 31, 2009:

	Maximum potential amount of future payments
In billions of dollars at June 30, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2010
Financial standby letters of credit	$35.8	$49.0	$84.8	$280.6
Performance guarantees	8.6	4.3	12.9	27.5
Derivative instruments considered to be guarantees	3.0	4.3	7.3	954.9
Loans sold with recourse	—	0.3	0.3	75.0
Securities lending indemnifications(1)	68.9	—	68.9	—
Credit card merchant processing(1)	61.1	—	61.1	—
Custody indemnifications and other	—	35.2	35.2	275.7

Total	$177.4	$93.1	$270.5	$1,613.7

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

        The derivative instruments considered to be guarantees, which are presented in the tables above, include only those instruments that require Citi to make payments to the counterparty based on changes in an underlying that is related to an asset, a liability, or an equity security held by the guaranteed party. More specifically, derivative instruments considered to be guarantees include certain over-the-counter written put options where the counterparty is not a bank, hedge fund or broker-dealer (such counterparties are considered to be dealers in these markets and may therefore not hold the underlying instruments). However, credit derivatives sold by the Company are excluded from this presentation, as they are disclosed separately in Note 15. In addition, non-credit derivative contracts that are cash settled and for which the Company is unable to assert that it is probable the counterparty held the underlying instrument at the inception of the contract also are excluded from the disclosure above.

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

        The Company's maximum potential contingent liability related to both bankcard and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At June 30, 2010 and

December 31, 2009, this maximum potential exposure was estimated to be $61 billion and $60 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience and its position as a secondary guarantor (in the case of bankcards). In most cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased, and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor (in the case of bankcards) and the extent and nature of unresolved chargebacks and its historical loss experience. At June 30, 2010 and December 31, 2009, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications

        Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients' assets.

Other

        Citigroup has an accrual related to certain of Visa USA's litigation matters. As of June 30, 2010 and December 31, 2009, the carrying value of the accrual was $276 million and $121 million, respectively, and the amount is included in Other liabilities on the Consolidated Balance Sheet.

Other guarantees and indemnifications

        The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At June 30, 2010 and December 31, 2009, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

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

        In addition, the Company is a member of or shareholder in hundreds of value-transfer networks (VTNs) (payment clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2010 or December 31, 2009 for potential obligations that could arise from the Company's involvement with VTN associations.

        In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $3.8 billion and $3.3 billion at June 30, 2010 and December 31, 2009, respectively) is designed to cover the insurance company's statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time. If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citigroup must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009 related to this indemnification.

        At June 30, 2010 and December 31, 2009, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the table amounted to approximately $1.6 billion and $1.2 billion, respectively. The carrying value of derivative instruments is included in either Trading account liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at June 30, 2010 and December 31, 2009, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1.054 billion and $1.122 billion relating to letters of credit and unfunded lending commitments, respectively.

Collateral

        Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $33 billion and $31 billion at June 30, 2010 and December 31, 2009, respectively. Securities and other marketable assets held as collateral amounted to $45 billion and $43 billion, respectively, the majority of which collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of the Company held as collateral amounted to $1.6 billion at June 30, 2010 and $1.4 billion at December 31, 2009. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

        Presented in the tables below are the maximum potential amounts of future payments classified based upon internal and external credit ratings as of June 30, 2010 and December 31, 2009. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars as of June 30, 2010	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$47.7	$14.3	$22.8	$84.8
Performance guarantees	6.4	3.6	2.9	12.9
Derivative instruments deemed to be guarantees	—	—	7.3	7.3
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	68.9	68.9
Credit card merchant processing	—	—	61.1	61.1
Custody indemnifications and other	29.2	6.0	—	35.2

Total	$83.3	$23.9	$163.3	$270.5

	Maximum potential amount of future payments
In billions of dollars as of December 31, 2009	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$49.2	$13.5	$26.7	$89.4
Performance guarantees	6.5	3.7	3.7	13.9
Derivative instruments deemed to be guarantees	—	—	7.7	7.7
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	64.5	64.5
Credit card merchant processing	—	—	59.7	59.7
Custody indemnifications and other	27.7	5.8	—	33.5

Total	$83.4	$23.0	$162.6	$269.0

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of June 30, 2010 and December 31, 2009:

In millions of dollars	U.S.	Outside of U.S.	June 30, 2010	December 31, 2009
Commercial and similar letters of credit	$1,484	$6,930	$8,414	$7,211
One- to four-family residential mortgages	1,026	315	1,341	1,070
Revolving open-end loans secured by one- to four-family residential properties	19,240	2,717	21,957	23,916
Commercial real estate, construction and land development	1,872	316	2,188	1,704
Credit card lines	596,701	123,501	720,202	785,495
Commercial and other consumer loan commitments	118,533	79,290	197,823	257,342

Total	$738,856	$213,069	$951,925	$1,076,738

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

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $79 billion and $126 billion with an original maturity of less than one year at June 30, 2010 and December 31, 2009, respectively.

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

20.   CONTINGENCIES

        In accordance with ASC 450 (formerly SFAS 5), Citigroup establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate, the investigations or proceedings are in the early stages, or the matters involve novel legal theories or a large number of parties, Citigroup cannot at this time estimate the possible loss or range of loss, if any, in excess of the amounts accrued for these matters or predict the timing of their eventual resolution, and the actual costs of resolving litigation and regulatory matters may be substantially higher or lower than the amounts accrued for those matters.

        Subject to the foregoing, it is the opinion of Citigroup's management, based on current knowledge and after taking into account available insurance coverage and its current accruals, that the eventual outcome of these matters would not be likely to have a material adverse effect on the consolidated financial condition of Citi. Nonetheless, given the inherent unpredictability of litigation and the substantial or indeterminate amounts sought in certain of these matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on Citi's consolidated results of operations or cash flows in particular quarterly or annual periods.

21.    CITIBANK, N.A. STOCKHOLDER'S EQUITY

Statement of Changes in Stockholder's Equity

	Citibank, N.A. and Subsidiaries
	Six Months Ended June 30,
In millions of dollars, except shares	2010	2009
Common stock ($20 par value)
Balance, beginning of period—shares: 37,534,553 in 2010 and 2009	$751	$751

Balance, end of period	$751	$751

Surplus
Balance, beginning of period	$107,923	$74,767
Capital contribution from parent company	810	27,481
Employee benefit plans	366	15

Balance, end of period	$109,099	$102,263

Retained earnings
Balance, beginning of period	$19,457	$21,735
Adjustment to opening balance, net of taxes(1)(2)	(411)	402

Adjusted balance, beginning of period	$19,046	$22,137
Net income	4,920	(1,477)
Dividends(3)	9	3
Other(4)	—	117

Balance, end of period	$23,975	$20,780

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(11,532)	$(15,895)
Adjustment to opening balance, net of taxes(1)	—	(402)

Adjusted balance, beginning of period	$(11,532)	$(16,297)
Net change in unrealized gains (losses) on investment securities available-for-sale, net of taxes	1,787	1,731
Net change in foreign currency translation adjustment, net of taxes	(2,708)	(164)
Net change in cash flow hedges, net of taxes	226	737
Pension liability adjustment, net of taxes	—	29

Net change in accumulated other comprehensive income (loss)	$(695)	$2,333

Balance, end of period	$(12,227)	$(13,964)

Total Citibank stockholder's equity	$121,598	$109,830

Noncontrolling interest
Balance, beginning of period	$1,294	$1,082
Initial origination of a noncontrolling interest	(75)	—
Transactions between noncontrolling interest and the related consolidating subsidiary	(1)	—
Net income attributable to noncontrolling interest shareholders	48	23
Dividends paid to noncontrolling interest shareholders	(1)	(16)
Accumulated other comprehensive income—Net change in unrealized gains and losses on investment securities, net of tax	6	1
Accumulated other comprehensive income—Net change in FX translation adjustment, net of tax	(105)	(40)
All other	(42)	(153)

Net change in noncontrolling interest	$(170)	$(185)

Balance, end of period	$1,124	$897

Total equity	$122,722	$110,727

Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interest	$4,968	$(1,454)
Net change in accumulated other comprehensive income (loss)	(794)	2,294

Total comprehensive income (loss)	$4,174	$840
Comprehensive income attributable to the noncontrolling interest	(51)	(16)

Comprehensive income attributable to Citibank	$4,225	$856

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

 22.    SUBSEQUENT EVENTS

        The Company has evaluated subsequent events through August 6, 2010, which is the date its Consolidated Financial Statements were issued.

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

Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$8,827	$—	$—	$—	$—	$—	$(8,827)	$—
Interest revenue	68	$1,561	$—	$1,329	$1,523	$17,266	$(1,329)	$20,418
Interest revenue—intercompany	539	431	813	20	95	(1,878)	(20)	—
Interest expense	2,163	575	467	23	53	3,121	(23)	6,379
Interest expense—intercompany	(206)	410	74	508	332	(610)	(508)	—

Net interest revenue	$(1,350)	$1,007	$272	$818	$1,233	$12,877	$(818)	$14,039

Commissions and fees	$—	$925	$—	$12	$42	$2,262	$(12)	$3,229
Commissions and fees—intercompany	—	23	—	37	42	(65)	(37)	—
Principal transactions	48	2,226	212	—	(4)	(265)	—	2,217
Principal transactions—intercompany	1	(1,277)	116	—	(105)	1,265	—	—
Other income	(1,357)	49	200	111	232	3,462	(111)	2,586
Other income—intercompany	1,330	(25)	(218)	(1)	7	(1,094)	1	—

Total non-interest revenues	$22	$1,921	$310	$159	$214	$5,565	$(159)	$8,032

Total revenues, net of interest expense	$7,499	$2,928	$582	$977	$1,447	$18,442	$(9,804)	$22,071

Provisions for credit losses and for benefits and claims	$—	$23	$—	$618	$702	$5,940	$(618)	$6,665

Expenses
Compensation and benefits	$(2)	$1,367	$—	$158	$209	$4,387	$(158)	$5,961
Compensation and benefits—intercompany	1	52	—	33	33	(86)	(33)	—
Other expense	65	1,023	—	123	167	4,650	(123)	5,905
Other expense—intercompany	91	(49)	2	141	153	(197)	(141)	—

Total operating expenses	$155	$2,393	$2	$455	$562	$8,754	$(455)	$11,866

Income (loss) before taxes and equity in undistributed income of subsidiaries	$7,344	$512	$580	$(96)	$183	$3,748	$(8,731)	$3,540
Income taxes (benefits)	(406)	165	199	(30)	47	807	30	812
Equities in undistributed income of subsidiaries	(5,053)	—	—	—	—	—	5,053	—

Income (loss) from continuing operations	$2,697	$347	$381	$(66)	$136	$2,941	$(3,708)	$2,728
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	(3)	—	(3)

Net income (loss) before attrition of noncontrolling interest	$2,697	$347	$381	$(66)	$136	$2,938	$(3,708)	$2,725

Net income (loss) attributable to noncontrolling interests	—	2	—	—	—	26	—	28

Citigroup's net income (loss)	$2,697	$345	$381	$(66)	$136	$2,912	$(3,708)	$2,697

Condensed Consolidating Statements of Income

	Six Months Ended June 30, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$11,604	$—	$—	$—	$—	$—	$(11,604)	$—
Interest revenue	$143	$3,051	$—	$2,728	$3,129	$34,947	$(2,728)	$41,270
Interest revenue—intercompany	1,047	996	1,637	40	191	(3,871)	(40)	—
Interest expense	4,351	1,097	1,266	47	147	5,809	(47)	12,670
Interest expense—intercompany	(405)	1,076	(208)	1,025	640	(1,103)	(1,025)	—

Net interest revenue	$(2,756)	$1,874	$579	$1,696	$2,533	$26,370	$(1,696)	$28,600

Commissions and fees	$—	$2,212	$—	$23	$75	$4,587	$(23)	$6,874
Commissions and fees—intercompany	—	81	—	77	86	(167)	(77)	—
Principal transactions	(69)	6,047	501	—	(6)	(103)	—	6,370
Principal transactions—intercompany	(3)	$(2,945)	(157)	—	(123)	3,228	—	—
Other income	(338)	401	—	214	373	5,212	(214)	5,648
Other income—intercompany	505	5	—	—	16	(526)	—	—

Total non-interest revenues	$95	$5,801	$344	$314	$421	$12,231	$(314)	$18,892

Total revenues, net of interest expense	$8,943	$7,675	$923	$2,010	$2,954	$38,601	$(13,614)	$47,492

Provisions for credit losses and for benefits and claims	$—	$27	$—	$1,303	$1,452	$13,804	$(1,303)	$15,283

Expenses
Compensation and benefits	$100	$2,863	$—	$284	$389	$8,771	$(284)	$12,123
Compensation and benefits—intercompany	3	106	—	67	67	(176)	(67)	—
Other expense	205	1,517	—	235	319	9,220	(235)	11,261
Other expense—intercompany	155	192	4	320	340	(691)	(320)	—

Total operating expenses	$463	$4,678	$4	$906	$1,115	$17,124	$(906)	$23,384

Income (loss) before taxes and equity in undistributed income of subsidiaries	$8,480	$2,970	$919	$(199)	$387	$7,673	$(11,405)	$8,825
Income taxes (benefits)	(1,476)	985	318	(72)	114	1,907	72	1,848
Equities in undistributed income of subsidiaries	(2,831)	—	—	—	—	—	2,831	—

Income (loss) from continuing operations	$7,125	$1,985	$601	$(127)	$273	$5,766	$(8,646)	$6,977
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	208	—	208

Net income (loss) before attrition of noncontrolling interest	$7,125	$1,985	$601	$(127)	$273	$5,974	$(8,646)	$7,185

Net income (loss) attributable to noncontrolling interests	—	16	—	—	—	44	—	60

Citigroup's net income (loss)	$7,125	$1,969	$601	$(127)	$273	$5,930	$(8,646)	$7,125

Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$16	$—	$—	$—	$—	$—	$(16)	$—
Interest revenue	$57	$1,930	$1	$1,573	$1,795	$15,888	$(1,573)	$19,671
Interest revenue—intercompany	554	1,461	1,030	(1,653)	113	(3,158)	1,653	—
Interest expense	1,988	725	449	21	117	3,563	(21)	6,842
Interest expense—intercompany	(294)	701	260	(1,111)	395	(1,062)	1,111	—

Net interest revenue	$(1,083)	$1,965	$322	$1,010	$1,396	$10,229	$(1,010)	$12,829

Commissions and fees	$—	$1,829	$—	$11	$29	$2,226	$(11)	$4,084
Commissions and fees—intercompany	—	26	—	16	23	(49)	(16)	—
Principal transactions	474	575	(1,245)	—	2	1,982	—	1,788
Principal transactions—intercompany	(364)	772	614	—	(76)	(946)	—	—
Other income	1,150	11,918	115	107	199	(2,114)	(107)	11,268
Other income—intercompany	(2,022)	(53)	(91)	2	8	2,158	(2)	—

Total non-interest revenues	$(762)	$15,067	$(607)	$136	$185	$3,257	$(136)	$17,140

Total revenues, net of interest expense	$(1,829)	$17,032	$(285)	$1,146	$1,581	$13,486	$(1,162)	$29,969

Provisions for credit losses and for benefits and claims	$—	$14	$—	$982	$1,118	$11,544	$(982)	$12,676

Expenses
Compensation and benefits	$5	$1,816	$—	$139	$187	$4,351	$(139)	$6,359
Compensation and benefits— intercompany	1	142	—	71	34	(177)	(71)	—
Other expense	180	669	—	80	115	4,676	(80)	5,640
Other expense—intercompany	(12)	334	2	107	152	(476)	(107)	—

Total operating expenses	$174	$2,961	$2	$397	$488	$8,374	$(397)	$11,999

Income (loss) before taxes and equity in undistributed income of subsidiaries	$(2,003)	$14,057	$(287)	$(233)	$(25)	$(6,432)	$217	$5,294
Income taxes (benefits)	(1,696)	5,472	(117)	(89)	(17)	(2,735)	89	907
Equities in undistributed income of subsidiaries	4,586	—	—	—	—	—	(4,586)	—

Income (loss) from continuing operations	$4,279	$8,585	$(170)	$(144)	$(8)	$(3,697)	$(4,458)	$4,387
Income from discontinued operations, net of taxes	—	—	—	—	—	(142)	—	(142)

Net income (loss) before attribution of noncontrolling interests	$4,279	$8,585	$(170)	$(144)	$(8)	$(3,839)	$(4,458)	$4,245

Net income (loss) attributable to noncontrolling interests	—	(50)	—	—	—	16	—	(34)

Citigroup's net income (loss)	$4,279	$8,635	$(170)	$(144)	$(8)	$(3,855)	$(4,458)	$4,279

Condensed Consolidating Statements of Income

	Six Months Ended June 30, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$35	$—	$—	$—	$—	$—	$(35)	$—
Interest revenue	$177	$4,199	$1	$3,206	$3,659	$32,218	$(3,206)	$40,254
Interest revenue—intercompany	1,356	2,169	2,090	(1,643)	229	(5,844)	1,643	—
Interest expense	4,212	1,416	965	46	219	7,687	(46)	14,499
Interest expense—intercompany	(530)	1,800	439	(535)	865	(2,574)	535	—

Net interest revenue	$(2,149)	$3,152	$687	$2,052	$2,804	$21,261	$(2,052)	$25,755

Commissions and fees	$—	$3,482	$—	$22	$59	$4,527	$(22)	$8,068
Commissions and fees—intercompany	—	59	—	35	44	(103)	(35)	—
Principal transactions	117	(1,129)	(259)	—	—	6,972	—	5,701
Principal transactions—intercompany	(221)	3,910	(59)	—	(86)	(3,544)	—	—
Other income	4,672	12,620	75	209	347	(2,748)	(209)	14,966
Other income—intercompany	(4,391)	(35)	(61)	2	32	4,455	(2)	—

Total non-interest revenues	$177	$18,907	$(304)	$268	$396	$9,559	$(268)	$28,735

Total revenues, net of interest expense	$(1,937)	$22,059	$383	$2,320	$3,200	$30,820	$(2,355)	$54,490

Provisions for credit losses and for benefits and claims	$—	$38	$—	$1,938	$2,169	$20,776	$(1,938)	$22,983

Expenses
Compensation and benefits	$(45)	$3,673	$—	$259	$335	$8,631	$(259)	$12,594
Compensation and benefits— intercompany	3	335	—	71	71	(409)	(71)	—
Other expense	408	1,328	1	189	262	9,091	(189)	11,090
Other expense—intercompany	97	340	5	273	305	(747)	(273)	—

Total operating expenses	$463	$5,676	$6	$792	$973	$16,566	$(792)	$23,684

Income (loss) before taxes and equity in undistributed income of subsidiaries	$(2,400)	$16,345	$377	$(410)	$58	$(6,522)	$375	$7,823
Income taxes (benefits)	(1,045)	6,164	115	(148)	15	(3,507)	148	1,742
Equities in undistributed income of subsidiaries	7,227	—	—	—	—	—	(7,227)	—

Income (loss) from continuing operations	$5,872	$10,181	$262	$(262)	$43	$(3,015)	$(7,000)	$6,081
Income from discontinued operations, net of taxes	—	—	—	—	—	(259)	—	(259)

Net income (loss) before attribution of noncontrolling interests	$5,872	$10,181	$262	$(262)	$43	$(3,274)	$(7,000)	$5,822

Net income (loss) attributable to noncontrolling interests	—	(51)	—	—	—	1	—	(50)

Citigroup's net income (loss)	$5,872	$10,232	$262	$(262)	$43	$(3,275)	$(7,000)	$5,872

Condensed Consolidating Balance Sheet

	June 30, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$2,011	$—	$202	$268	$22,430	$(202)	$24,709
Cash and due from banks—intercompany	6	2,816	1	144	168	(2,991)	(144)	—
Federal funds sold and resale agreements	—	187,987	—	—	—	42,797	—	230,784
Federal funds sold and resale agreements—intercompany	—	17,696	—	—	—	(17,696)	—	—
Trading account assets	18	138,077	—	—	18	171,299	—	309,412
Trading account assets—intercompany	58	7,312	31	—	—	(7,401)	—	—
Investments	10,413	198	—	2,455	2,550	303,905	(2,455)	317,066
Loans, net of unearned income	—	396	—	35,996	41,219	650,551	(35,996)	692,166
Loans, net of unearned income—intercompany	—	—	82,130	3,525	7,992	(90,122)	(3,525)	—
Allowance for loan losses	—	(42)	—	(3,468)	(3,818)	(42,337)	3,468	(46,197)

Total loans, net	$—	$354	$82,130	$36,053	$45,393	$518,092	$(36,053)	$645,969
Advances to subsidiaries	137,718	—	—	—	—	(137,718)	—	—
Investments in subsidiaries	205,029	—	—	—	—	—	(205,029)	—
Other assets	18,353	70,693	683	9,127	10,068	309,919	(9,127)	409,716
Other assets—intercompany	13,807	33,963	2,292	6	1,718	(51,780)	(6)	—

Total assets	$385,402	$461,107	$85,137	$47,987	$60,183	$1,150,856	$(253,016)	$1,937,656

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$813,951	$—	$813,951
Federal funds purchased and securities loaned or sold	—	151,947	—	—	—	44,165	—	196,112
Federal funds purchased and securities loaned or sold—intercompany	185	7,204	—	—	—	(7,389)	—	—
Trading account liabilities	—	78,199	94	—	—	52,708	—	131,001
Trading account liabilities—intercompany	56	5,249	174	—	—	(5,479)	—	—
Short-term borrowings	19	3,388	11,730	—	656	76,959	—	92,752
Short-term borrowings—intercompany	—	56,938	17,240	8,297	2,941	(77,119)	(8,297)	—
Long-term debt	188,756	10,352	51,975	1,297	4,724	157,490	(1,297)	413,297
Long-term debt—intercompany	354	58,205	1,829	29,512	42,499	(102,887)	(29,512)	—
Advances from subsidiaries	26,590	—	—	—	—	(26,590)	—	—
Other liabilities	7,756	60,507	336	3,034	3,007	61,607	(3,034)	133,213
Other liabilities—intercompany	6,880	12,904	117	1,031	490	(20,391)	(1,031)	—

Total liabilities	$230,596	$444,893	$83,495	$43,171	$54,317	$967,025	$(43,171)	$1,780,326

Citigroup stockholders' equity	154,806	15,785	1,642	4,816	5,866	181,736	(209,845)	154,806
Noncontrolling interest	—	429	—	—	—	2,095	—	2,524

Total equity	$154,806	$16,214	$1,642	$4,816	$5,866	$183,831	$(209,845)	$157,330

Total liabilities and equity	$385,402	$461,107	$85,137	$47,987	$60,183	$1,150,856	$(253,016)	$1,937,656

Condensed Consolidating Balance Sheet

	December 31, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$1,801	$—	$198	$297	$23,374	$(198)	$25,472
Cash and due from banks—intercompany	5	3,146	1	145	168	(3,320)	(145)	—
Federal funds sold and resale agreements	—	199,760	—	—	—	22,262	—	222,022
Federal funds sold and resale agreements—intercompany	—	20,626	—	—	—	(20,626)	—	—
Trading account assets	26	140,777	71	—	17	201,882	—	342,773
Trading account assets—intercompany	196	6,812	788	—	—	(7,796)	—	—
Investments	13,318	237	—	2,293	2,506	290,058	(2,293)	306,119
Loans, net of unearned income	—	248	—	42,739	48,821	542,435	(42,739)	591,504
Loans, net of unearned income—intercompany	—	—	129,317	3,387	7,261	(136,578)	(3,387)	—
Allowance for loan losses	—	(83)	—	(3,680)	(4,056)	(31,894)	3,680	(36,033)

Total loans, net	$—	$165	$129,317	$42,446	$52,026	$373,963	$(42,446)	$555,471
Advances to subsidiaries	144,497	—	—	—	—	(144,497)	—	—
Investments in subsidiaries	210,895	—	—	—	—	—	(210,895)	—
Other assets	14,196	69,907	1,186	6,440	7,317	312,183	(6,440)	404,789
Other assets—intercompany	10,412	38,047	3,168	47	1,383	(53,010)	(47)	—

Total assets	$393,545	$481,278	$134,531	$51,569	$63,714	$994,473	$(262,464)	$1,856,646

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$835,903	$—	$835,903
Federal funds purchased and securities loaned or sold	—	124,522	—	—	—	29,759	—	154,281
Federal funds purchased and securities loaned or sold—intercompany	185	18,721	—	—	—	(18,906)	—	—
Trading account liabilities	—	82,905	115	—	—	54,492	—	137,512
Trading account liabilities—intercompany	198	7,495	1,082	—	—	(8,775)	—	—
Short-term borrowings	1,177	4,593	10,136	—	379	52,594	—	68,879
Short-term borrowings—intercompany	—	69,306	62,336	3,304	33,818	(165,460)	(3,304)	—
Long-term debt	197,804	13,422	55,499	2,893	7,542	89,752	(2,893)	364,019
Long-term debt—intercompany	367	62,050	1,039	37,600	14,278	(77,734)	(37,600)	—
Advances from subsidiaries	30,275	—	—	—	—	(30,275)	—	—
Other liabilities	5,985	70,477	585	1,772	1,742	62,290	(1,772)	141,079
Other liabilities—intercompany	4,854	7,911	198	1,080	386	(13,349)	(1,080)	—

Total liabilities	$240,845	$461,402	$130,990	$46,649	$58,145	$810,291	$(46,649)	$1,701,673

Citigroup stockholders' equity	152,700	19,448	3,541	4,920	5,569	182,337	(215,815)	152,700
Noncontrolling interest	—	428	—	—	—	1,845	—	2,273

Total equity	$152,700	$19,876	$3,541	$4,920	$5,569	$184,182	$(215,815)	$154,973

Total liabilities and equity	$393,545	$481,278	$134,531	$51,569	$63,714	$994,473	$(262,464)	$1,856,646

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities	$3,845	$20,709	$1,277	$(3,652)	$(3,356)	$19,126	$3,652	$41,601

Cash flows from investing activities
Change in loans	$—	$32	$47,497	$7,382	$8,040	$(255)	$(7,382)	$55,314
Proceeds from sales and securitizations of loans	—	68	—	126	126	3,558	(126)	3,752
Purchases of investments	(2,796)	(4)	—	(342)	(348)	(197,699)	342	(200,847)
Proceeds from sales of investments	874	32	—	109	220	77,857	(109)	78,983
Proceeds from maturities of investments	5,079	—	—	143	152	90,575	(143)	95,806
Changes in investments and advances—intercompany	2,643	3,475	—	(138)	(731)	(5,387)	138	—
Business acquisitions	(20)	—	—	—	—	20	—	—
Other investing activities	—	588	—	—	—	6,682	—	7,270

Net cash provided by (used in) investing activities	$5,780	$4,191	$47,497	$7,280	$7,459	$(24,649)	$(7,280)	$40,278

Cash flows from financing activities
Dividends paid	$—	$—	$—	$—	$—	$—	$—	$—
Dividends paid-intercompany	—	(5,500)	(1,500)	—	—	7,000	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—
Treasury stock acquired	(5)	—	—	—	—	—	—	(5)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	(6,821)	(2,065)	(3,773)	(530)	(1,752)	(14,201)	530	(28,612)
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	—	(3,882)	—	(8,088)	(2,279)	6,161	8,088	—
Change in deposits	—	—	—	—	—	(21,952)	—	(21,952)
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	11	(1,205)	1,734	—	277	(34,044)	—	(33,227)
Net change in short-term borrowings and other advances—intercompany	(3,960)	(12,368)	(45,235)	4,993	(377)	61,940	(4,993)	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	1,151	—	—	—	—	—	—	1,151

Net cash used in financing activities	$(9,624)	$(25,020)	$(48,774)	$(3,625)	$(4,131)	$4,904	$3,625	$(82,645)

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$(48)	$—	$(48)

Net cash provided by discontinued operations	$—	$—	$—	$—	$—	$51	$—	$51

Net increase (decrease) in cash and due from banks	$1	$(120)	$—	$3	$(28)	$(616)	$(3)	$(763)
Cash and due from banks at beginning of period	5	4,947	1	343	464	20,055	(343)	25,472

Cash and due from banks at end of period	$6	$4,827	$1	$346	$436	$19,439	$(346)	$24,709

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(308)	$117	$259	$(142)	$181	$2,520	$142	$2,769
Interest	4,703	2,430	642	1,145	781	3,545	(1,145)	12,101
Non-cash investing activities:
Transfers to repossessed assets	$—	$193	$—	$683	$714	$591	$(683)	$1,498

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash (used in) provided by operating activities	$(3,928)	$21,483	$2,262	$2,226	$2,008	$(42,252)	$(2,226)	$(20,427)

Cash flows from investing activities
Change in loans	$—	$—	$(11,257)	$1,081	$1,175	$(76,652)	$(1,081)	$(86,734)
Proceeds from sales and securitizations of loans	—	163	—	—	—	126,871	—	127,034
Purchases of investments	(12,895)	(13)	—	(401)	(431)	(107,022)	401	(120,361)
Proceeds from sales of investments	6,892	—	—	159	191	40,358	(159)	47,441
Proceeds from maturities of investments	19,559	—	—	185	216	37,761	(185)	57,536
Changes in investments and advances—intercompany	(12,386)	—	—	(1,960)	4,374	8,012	1,960	—
Business acquisitions	—	—	—	—	—	—	—	—
Other investing activities	—	(4,104)	—	—	—	(4,355)	—	(8,459)

Net cash provided by (used in) investing activities	$1,170	$(3,954)	$(11,257)	$(936)	$5,525	$24,973	$936	$16,457

Cash flows from financing activities
Dividends paid	$(2,539)	$—	$—	$—	$—	$—	$—	(2,539)
Dividends paid-intercompany	(119)	—	—	—	—	119	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—
Treasury stock acquired	(2)	—	—	—	—	—	—	(2)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	4,231	(1,515)	6,975	(450)	(1,416)	(14,722)	450	(6,447)
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	—	(14,241)	—	(7,242)	(1,994)	16,235	7,242	—
Change in deposits	—	—	—	—	—	30,552	—	30,552
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	—	(4,099)	(2,372)	6,406	(152)	(13,874)	(6,406)	(20,497)
Net change in short-term borrowings and other advances—intercompany	1,304	1,617	4,397	—	(3,974)	(3,344)	—	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	(108)	—	(5)	—	—	5	—	(108)

Net cash provided by (used in) financing activities	$2,767	$(18,238)	$8,995	$(1,286)	$(7,536)	$14,971	$1,286	$959

Effect of exchange rate changes on cash and due from banks	$—	—	—	—	—	$171	—	$171

Net cash provided by discontinued operations	$—	—	—	—	—	$502	—	$502

Net increase (decrease) in cash and due from banks	$9	$(709)	$—	$4	$(3)	$(1,635)	$(4)	$(2,338)
Cash and due from banks at beginning of period	13	4,557	1	290	396	24,286	(290)	29,253

Cash and due from banks at end of period	$22	$3,848	$1	$294	$393	$22,651	$(294)	$26,915

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(36)	$(522)	$280	$(172)	$193	$(500)	$172	$(585)
Interest	4,282	4,448	1,641	1,893	408	4,305	(1,893)	15,084
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$779	$806	$557	$(779)	$1,363

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (2009 Form 10-K), as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Credit-Crisis-Related Litigation and Other Matters

        As discussed at pages 263-265 of our 2009 Form 10-K, Citigroup and its affiliates continue to defend lawsuits and arbitrations asserting claims for damages and other relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. These actions, which assert a variety of claims under federal and state law, include, among other matters, class actions brought on behalf of putative classes of investors in various securities issued by Citigroup as well as actions asserted by individual investors and counterparties to various transactions, and are pending in various state and federal courts as well as before arbitration tribunals. These actions are at various procedural stages of litigation.

        In addition to these litigations and arbitrations, Citigroup continues to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission (SEC) and other government agencies in connection with various formal and informal inquiries concerning Citigroup's subprime-mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup's 2007 disclosures concerning its subprime-related business activities. In connection with the settlement, Citigroup agreed to pay a civil penalty in the amount of $75 million. The settlement is subject to court approval.

        In accordance with ASC 450 (formerly SFAS 5), Citigroup establishes accruals for all litigation and regulatory matters, including matters related to the credit crisis, when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of loss ultimately incurred in relation to those matters may be substantially higher or lower than the amounts accrued for those matters.

        Certain of these matters assert claims for substantial or indeterminate damages. The claims asserted in these matters typically are broad, often spanning a multi-year period and sometimes a wide range of business activities, and the plaintiffs' alleged damages typically are not quantified or factually supported in the complaint. The most significant of these matters remains in very preliminary stages, with few or no substantive legal decisions by the court or tribunal defining the scope of the claims, the class (if any), or the potentially available damages, and fact discovery is still in progress or not yet begun. In many of these matters, Citigroup has not yet answered the complaint or asserted its defenses. For all these reasons, Citigroup cannot at this time estimate the possible loss or range of loss, if any, for these matters or predict the timing of their eventual resolution.

        Subject to the foregoing, it is the opinion of Citigroup's management, based on current knowledge and after taking into account available insurance coverage and its current accruals, that the eventual outcome of these matters would not be likely to have a material adverse effect on the consolidated financial condition of Citi. Nonetheless, given the inherent unpredictability of litigation and the substantial or indeterminate amounts sought in certain of these matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on Citi's consolidated results of operations or cash flows in particular quarterly or annual periods.

Subprime-Mortgage-Related Litigation and Other Matters

        Securities Actions:    On July 12, 2010, the district court issued an order and opinion granting in part and denying in part defendants' motion to dismiss the consolidated class action complaint in IN RE CITIGROUP INC. BOND LITIGATION. In this action, lead plaintiffs assert claims on behalf of a putative class of purchasers of forty-eight corporate debt securities, preferred stock, and interests in preferred stock issued by Citigroup and related issuers over a two-year period from 2006 to 2008. The court's order, among other things, dismissed plaintiffs' claims under Section 12 of the Securities Act of 1933 but denied defendants' motion to dismiss certain claims under Section 11 of that Act. A motion for partial reconsideration of the latter ruling is pending. Fact discovery has not yet begun, a class certification motion has not yet been filed, and plaintiffs have not yet quantified the putative class's alleged damages. Because of the preliminary stage of the proceedings, Citigroup cannot at this time estimate the possible loss or range of loss, if any, for this action or predict the timing of its eventual resolution. Additional information relating to this action is publicly available in court filings under the consolidated lead docket number 08 Civ. 9522 (S.D.N.Y.) (Stein, J.).

        Subprime Counterparty and Investor Actions:    On June 7, 2010, in connection with a global settlement agreement between Ambac and Citigroup, the parties stipulated to a discontinuation with prejudice of a lawsuit brought by Ambac Credit Products LLC.

Lehman Structured Notes Matters

        In Turkey, Hungary and Greece, Citigroup has made a settlement offer to all eligible purchasers of notes distributed by Citigroup in those countries. A significant majority of the eligible purchasers have accepted this offer.

        In Belgium, the criminal trial against a Citigroup subsidiary, two current employees and one former employee has been completed. The court is scheduled to deliver its judgment on December 1, 2010. The Public Prosecutor seeks a monetary penalty of approximately 132 million Euro.

Research Analyst Litigation

        On June 23, 2010, the Second Circuit affirmed the dismissal of the remaining claims in HOLMES v. GRUBMAN.

Cash Balance Plan Litigation

        On June 28, 2010, the Supreme Court denied plaintiffs' petition for a writ of certiorari seeking review of the Second Circuit's decision.

Terra Firma Litigation

        Plaintiffs, general partners of two related private equity funds, filed a complaint in New York state court against certain Citigroup entities in December 2009, alleging that 2 1/2 years earlier, during the May 2007 auction of the music company EMI, Citigroup, as advisor to EMI and as a potential lender to plaintiffs' acquisition vehicle Maltby, fraudulently or negligently orally misrepresented the intentions of another potential bidder regarding the auction. Plaintiffs allege that but for the oral misrepresentations Maltby would not have acquired EMI for approximately £4 billion. Plaintiffs further allege that, following the acquisition of EMI, certain Citigroup entities have tortiously interfered with plaintiffs' business relationship with EMI. Plaintiffs seek billions of dollars in damages. Citigroup believes it has strong factual and legal defenses to the claims asserted by plaintiffs, including that no misrepresentation occurred, plaintiffs did not rely on the alleged misrepresentation in making their multi-billion-dollar investment in EMI, Citigroup has properly exercised its legal rights as a lender in relation to the approximately £2.5 billion of financing it provided Maltby, and plaintiffs suffered no damages. Because, among other reasons, the parties have widely divergent views of the merits, and they have not yet briefed either summary judgment motions that may resolve the matter in whole or significant part or motions in limine that may limit the testimony a jury would hear at trial, including as to damages, Citigroup cannot at this time estimate the possible loss or range of loss, if any, for this action. The case, captioned TERRA FIRMA INVESTMENTS (GP) 2 LIMITED, et al., v. CITIGROUP, INC., et al., was removed to the United States District Court for the Southern District of New York, where it is currently pending under docket number 09-cv-10459 (JSR). Additional information regarding the action is publicly available in court filings under that docket number. Trial is scheduled for October 2010.

Asset Repurchase Matters

        Beginning in March 2010, various regulators have made inquiries regarding the accounting treatment of certain repurchase transactions. Citigroup is cooperating fully with these inquiries.

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

        The following table summarizes Citigroup's share repurchases during the first six months of 2010:

In millions, except per share amounts	Total shares purchased(1)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
First quarter 2010
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	12.5	3.57	N/A

Total first quarter 2010	12.5	$3.57	$6,739

April 2010
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	120.9	4.93	N/A
May 2010
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	—	—	N/A
June 2010
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	0.3	4.09	N/A

Second quarter 2010
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	121.2	4.93	N/A

Total second quarter 2010	121.2	$4.93	$6,739

Year-to-date 2010

Open market repurchases(1)	—	$—	$6,739

Employee transactions(2)	133.7	4.80	N/A

Total year-to-date 2010	133.7	$4.80	$6,739

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

N/A    Not applicable

        For so long as the U.S. government holds any Citigroup common stock or trust preferred securities, Citigroup has generally agreed not to acquire, repurchase or redeem any Citigroup equity or trust preferred securities, other than pursuant to administrating its employee benefit plans or other customary exceptions, or with the consent of the U.S. government.

Item 6.    Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August, 2010.

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
10.03
Letter Agreement, dated April 5, 2010, between the Company and Dr. Robert L. Joss, incorporated by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 1-9924).
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
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended June 30, 2010, filed on August 6, 2010, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the

Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith