Form 10-Q
period 2010-09-30
CITIGROUP INC
filed 2010-11-05
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Common stock outstanding as of October 31, 2010: 29,050,168,996

Available on the web at www.citigroup.com

CITIGROUP INC.

THIRD QUARTER 2010—FORM 10-Q

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

        Citigroup currently operates, for management reporting purposes, via two primary business segments: Citicorp, consisting of Citi's Regional Consumer Banking businesses and Institutional Clients Group; and Citi Holdings, consisting of Citi's Brokerage and Asset Management and Local Consumer Lending businesses, and a Special Asset Pool. There is also a third segment, Corporate/Other. For a further description of the business segments and the products and services they provide, see "Citigroup Segments" below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Consolidated Financial Statements.

        Throughout this report, "Citigroup" and "Citi" refer to Citigroup Inc. and its consolidated subsidiaries.

        This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup's Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Annual Report on Form 10-K), Citigroup's updated 2009 historical financial statements and notes filed on Form 8-K with the Securities and Exchange Commission (SEC) on June 25, 2010 and Citigroup's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010. Additional information about Citigroup is available on the company's Web site at www.citigroup.com. Citigroup's recent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as its other filings with the SEC are available free of charge through the company's Web site by clicking on the "Investors" page and selecting "All SEC Filings." The SEC's Web site also contains periodic and current reports, proxy and information statements, and other information regarding Citi at www.sec.gov.

        Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation.

        Within this Form 10-Q, please refer to the tables of contents on pages 2 and 94 for page references to Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, respectively.

Impact of Adoption of SFAS 166/167

        Effective January 1, 2010, Citigroup adopted Accounting Standards Codification (ASC) 860, Transfers and Servicing, formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166), and ASC 810, Consolidations, formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). Among other requirements, the adoption of these standards includes the requirement that Citi consolidate certain of its credit card securitization trusts and eliminate sale accounting for transfers of credit card receivables to those trusts. As a result, reported and managed-basis presentations are comparable for periods beginning January 1, 2010. For comparison purposes, prior period revenues, net credit losses, provisions for credit losses and for benefits and claims and loans are presented on a managed basis in this Form 10-Q. Managed presentations were applicable only to Citi's North American branded and retail partner credit card operations in North America Regional Consumer Banking and Citi Holdings—Local Consumer Lending and any aggregations in which they are included. See "Capital Resources and Liquidity" and Note 1 to the Consolidated Financial Statements for an additional discussion of the adoption of SFAS 166/167 and its impact on Citigroup.

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

(1)
Asia includes Japan, Latin America includes Mexico, and North America comprises the U.S., Canada and Puerto Rico.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2010 EXECUTIVE SUMMARY

Overview of Results

        During the third quarter of 2010, Citigroup continued its focus on (i) strengthening and investing in its core assets and businesses in Citicorp, (ii) building and maintaining its financial strength, including maintaining its capital, liquidity and continued expense discipline, and (iii) winding down Citi Holdings as quickly as practicable in an economically rational manner.

        For the quarter, Citigroup reported net income of $2.2 billion, or $0.07 per diluted share. Results for the quarter included a $435 million (after tax) loss related to the announced sale of The Student Loan Corporation (SLC), which is reflected in discontinued operations for the third quarter of 2010. Revenues of $20.7 billion decreased 10% from comparable year-ago levels. The decline in revenues was due to lower revenues in Citi Holdings (driven by a declining loan balance in Local Consumer Lending and lower positive net revenue marks in the Special Asset Pool) and lower Securities and Banking revenues excluding Credit Valuation Adjustment (CVA), offset by positive CVA of $99 million in the third quarter of 2010 (versus negative CVA of $1.8 billion in the prior-year period). Citicorp's net income was $3.5 billion; Citi Holdings had a net loss of $1.1 billion.

        In Citicorp, Securities and Banking revenues, excluding CVA, were $5.5 billion in the third quarter of 2010, down 17% from the prior-year period. While overall client market activity remained muted in the third quarter of 2010, Citi continued to benefit from consistent growth in Securities and Banking emerging markets revenues. Fixed income markets revenues excluding CVA were $3.4 billion compared to $4.9 billion in the third quarter of 2009. Equity markets revenues excluding CVA were $1.1 billion, compared to $1.3 billion in the prior-year quarter. Investment banking revenues declined 20% from the prior-year period to $930 million. Lending revenues were negative $18 million in the third quarter of 2010, compared with a negative $794 million in the third quarter of 2009.

        Regional Consumer Banking revenues were up $241 million on a comparable basis from the prior-year quarter to $8.2 billion, driven by growth in Latin America and Asia.

        Transaction Services revenues were up from year-ago levels by 3% to $2.5 billion, also driven by growth in Latin America and Asia.

        Within Citi Holdings, Local Consumer Lending revenues of $3.5 billion in the third quarter of 2010 were down 33% on a comparable basis from the year-ago period, driven by a lower loan balance and continued asset sales, as well as the addition of $322 million of mortgage repurchase reserves related to North America residential real estate (compared to a build of $33 million in the prior-year period).

        Revenues in the Special Asset Pool decreased to $0.3 billion in the third quarter of 2010, from $1.4 billion in the prior-year period, largely driven by lower positive net revenue marks of $567 million in the third quarter of 2010, compared to $1,517 million in the same quarter of 2009.

        Citi's Net interest revenue increased 10% from the third quarter of 2009, primarily driven by the impact from the adoption of SFAS 166/167. Sequentially, Citi's net interest margin (NIM) of 3.07% decreased by 8 basis points primarily due to the continued run-off and sales of higher-yielding assets in Citi Holdings and investments in lower-yielding securities, given current rates.

        Non-interest revenue decreased 11% from the year-ago period reflecting lower revenues on mortgage servicing rights, partially offset by higher realized gains on investment securities.

        Operating expenses decreased 3% from the year-ago quarter and were down 3% from the second quarter of 2010. The decline in expenses from the year-ago quarter reflected the decrease in Citi Holdings expenses, which more than offset the increase in Citicorp expenses resulting from continued investments in the Citicorp businesses. The sequential decline in expenses primarily related to the absence of the U.K. bonus tax in the second quarter of 2010, partially offset by ongoing investments in Citicorp businesses. Citi's full-time employees numbered 258,000 at September 30, 2010, down 18,000 from September 30, 2009 and down 1,000 from June 30, 2010.

        Net credit losses of $7.7 billion in the third quarter of 2010 were down 30% from year-ago levels on a comparable basis, and down 4% from the second quarter of 2010. Net credit losses (NCLs) improved for the fifth consecutive quarter. Consumer NCLs of $6.7 billion were down 29% on a comparable basis from the prior-year period and down 10% from the prior quarter. While North America NCLs continued to represent over 80% of Citi's total consumer NCLs, during the third quarter of 2010, losses in North America improved at a faster rate than in Citi's international consumer businesses. North America consumer NCLs were down 11% sequentially, while international consumer NCLs declined by 7%.

        Corporate NCLs of $922 million were down 40% from the prior-year period and up 95% from the prior quarter. The sequential increase in corporate NCLs was principally due to a charge-off on a specific corporate credit in Citicorp, and, in Citi Holdings, higher cost of loan sales and the charge-off of loans for which Citi had previously established specific SFAS 114 reserves that were released during the third quarter of 2010 upon recognition of the charge-off.

        Citi's total allowance for loan losses was $43.7 billion at September 30, 2010, or 6.73% of total loans. The percentage was essentially flat compared to June 30, 2010, which was 6.72% of total loans. During the third quarter of 2010, Citi had a net release of $2.0 billion to its credit reserves and allowance for unfunded lending commitments, compared to a net build of $802 million in the third quarter of 2009 and a net release of $1.5 billion in the second quarter of 2010. An improving to stabilizing credit environment contributed to the release during the current quarter. Citi experienced continued improvement in NCLs and 90 days or more delinquencies across its North America cards portfolios (both branded and Retail partner cards) and North America mortgage portfolio in Citi Holdings during the third quarter of 2010.

        The total allowance for consumer loan losses decreased $2.0 billion to $37.6 billion at the end of the quarter, but increased as a percentage of total consumer loans to 8.16%, compared to 7.87% at the end of the second quarter of 2010. The increase in the percentage was mainly due to the announced sale of SLC, which moved approximately $30 billion of loans to held-for-sale. The decrease in the total allowance was mainly due to a net release of $1.4 billion as well as reductions from asset sales in the U.S. real estate lending portfolio and certain loan portfolios moving to held-for-sale. The $1.4 billion net release was mainly driven by Retail partner cards in Citi Holdings, as well as the international Regional Consumer Banking businesses in Citicorp.

        The total allowance for loan losses for funded corporate loans declined by $552 million to $6.1 billion at September 30, 2010, or 3.22% of corporate loans, down from 3.59% in the second quarter of 2010. Corporate non-accrual loans were $9.9 billion at September 30, 2010, compared to $11.0 billion at June 30, 2010 and $14.7 billion in the year-ago period. The decrease in non-accrual loans from the prior quarter was mainly due to loan sales, write-offs and paydowns, which were partially offset by increases due to the weakening of certain borrowers.

        The effective tax rate on continuing operations for the third quarter of 2010 was 21%, reflecting taxable earnings in lower tax rate jurisdictions, as well as tax advantaged earnings.

        Total deposits were $850 billion at September 30, 2010, up 4% from June 30, 2010 and up 2% from year-ago levels. Citi's structural liquidity (equity, long-term debt and deposits as a percentage of assets) was 71% at September 30, 2010, unchanged as compared with June 30, 2010 and down slightly from 72% at September 30, 2009.

        Total assets increased $46 billion from the end of the second quarter of 2010 to $1,983 billion. Citi Holdings assets decreased $44 billion during the third quarter of 2010, consisting of approximately $32 billion of asset sales and business dispositions, $9 billion of net run-off and pay downs and $3 billion of net cost of credit and net asset marks. Citi Holdings total GAAP assets of $421 billion at September 30, 2010, represented 21% of Citi's total GAAP assets. Citi Holdings' risk-weighted assets were approximately $370 billion, or approximately 37% of Citi's risk-weighted assets, as of September 30, 2010.

        Citigroup's Total stockholders' equity increased by $8.1 billion during the third quarter of 2010 to                                     $162.9 billion, reflecting net income during the quarter, $1.9 billion related to the ADIA share issuance and a $3.9 billion improvement in Accumulated other comprehensive income largely from foreign exchange translation (generally referred to throughout this report as "FX translation"). Citigroup's total equity capital base and trust preferred securities were $183.4 billion at September 30, 2010. Citigroup maintained its "well-capitalized" position with a Tier 1 Capital ratio of 12.50% at September 30, 2010, up from 11.99% at June 30, 2010. Citigroup's Tier 1 Common ratio was 10.33% at September 30, 2010, compared to 9.71% at June 30, 2010.

Business Outlook

        Within Citicorp, overall trends in client activity and the global economic and capital markets environment are expected to continue to drive Citi's Securities and Banking revenues.

        Citi expects continued headwinds in North America Regional Consumer Banking from The Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act), which will continue to have a negative impact on U.S. credit card revenues. Citi currently estimates that the CARD Act will have a net pre-tax impact on Citi-branded cards for the full year 2010 at the lower end of its previously disclosed range of $400 million to $600 million. As previously disclosed, for Retail partner cards in Local Consumer Lending, Citi's full-year 2010 estimate of negative net revenue impact resulting from the CARD Act is approximately $150 million to $200 million. Within the international businesses in Regional Consumer Banking, Citi believes revenues should begin to reflect the growth Citi is seeing in the underlying revenue drivers, such as new loan and deposit growth.

        Within Citi Holdings, Citi currently believes Local Consumer Lending revenues should continue to decline given the shrinking loan balance resulting from paydowns and continued asset sales. Citi further believes that net revenue marks in the Special Asset Pool, which have been positive for the last six quarters, will remain episodic.

        NIM will likely remain under pressure throughout the remainder of the year.

        With respect to expenses, Citi expects quarterly expenses to continue to be in the range of $11.5 billion to $12 billion. As previously disclosed, Citicorp's expenses may continue to increase, reflecting ongoing investments in its core businesses, while in Citi Holdings expenses should continue to decline as assets are reduced.

        As in recent prior quarters, credit costs are expected to remain a significant component of earnings performance in the fourth quarter. In North America cards, Citi expects NCLs will continue to improve modestly for both portfolios, but likely remain at elevated levels until employment recovers in the U.S. In North America mortgages, Citi remains cautious as the improvement in NCLs and delinquency metrics to date reflects asset sales and loss mitigation efforts. Mortgages also remain at risk to economic factors, including unemployment, home prices, government programs, and foreclosure regulations. Internationally, Citi believes consumer NCLs should remain fairly stable in the fourth quarter.

        Consumer loan loss reserve balances will continue to reflect the losses embedded in Citi's consumer portfolios, given underlying credit trends and loss mitigation efforts. The recognition of credit losses and the build or release of loan loss reserves in Citi's corporate credit portfolio will continue to be episodic.

CITIGROUP INC. AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL DATA—Page 1

	Third Quarter			Nine Months Ended
In millions of dollars, except per share amounts			% Change			% Change
	2010	2009		2010	2009
Total managed revenues(1)	$20,738	$23,142	(10)%	$68,230	$83,210	(18)%
Total managed net credit losses(1)	7,659	10,982	(30)	24,005	32,282	(26)

Net interest revenue	$13,246	$11,998	10%	$41,846	$37,753	11%
Non-interest revenue	7,492	8,392	(11)	26,384	37,127	(29)

Revenues, net of interest expense	$20,738	$20,390	2%	$68,230	$74,880	(9)%
Operating expenses	11,520	11,824	(3)	34,904	35,508	(2)
Provisions for credit losses and for benefits and claims	5,919	9,095	(35)	21,202	32,078	(34)

Income (loss) from continuing operations before income taxes	$3,299	$(529)	NM	$12,124	$7,294	66%
Income taxes (losses)	698	(1,122)	NM	2,546	620	NM

Income from continuing operations	$2,601	$593	NM	$9,578	$6,674	44%
Loss from discontinued operations, net of taxes	(374)	(418)	11	(166)	(677)	75

Net income before attribution of noncontrolling interests	$2,227	$175	NM	$9,412	$5,997	57%
Net income attributable to noncontrolling interests	59	74	(20)	119	24	NM

Citigroup's net income	$2,168	$101	NM	$9,293	$5,973	56%

Less:
Preferred dividends—Basic	—	$272		—	$2,988
Impact of the conversion price reset related to the $12.5 billion convertible preferred stock private issuance—Basic(2)	—	—		—	1,285
Preferred stock Series H discount accretion—Basic	—	16		—	123
Impact of the Public and Private preferred stock exchange offer(2)	—	3,055		—	3,055
Dividends and earnings allocated to participating securities, net of forfeitures applicable to Basic EPS	20	—		78	2

Income (loss) allocated to unrestricted common shareholders for basic EPS	$2,148	$(3,242)	NM	$9,215	$(1,480)	NM
Less: Convertible Preferred Stock Dividends	—	—	—	—	540
Add: Incremental dividends and earnings allocated to participating securities, net of forfeitures applicable to Diluted EPS	1	—		2	—

Income (loss) allocated to unrestricted common shareholders for diluted EPS	$2,149	$(3,242)	NM	$9,217	$(940)	NM
Earnings per share
Basic(3)
Income (loss) from continuing operations	$0.09	$(0.23)	NM	$0.32	$(0.10)	NM
Net income (loss)	0.07	(0.27)	NM	0.32	(0.19)	NM

Diluted(3)
Income (loss) from continuing operations	$0.08	$(0.23)	NM	$0.32	$(0.10)	NM
Net income (loss)	0.07	(0.27)	NM	0.31	(0.19)	NM

[Continued on the following page, including notes to table.]

SUMMARY OF SELECTED FINANCIAL DATA—Page 2

				Nine Months Ended September 30,
	Third Quarter
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
At September 30:
Total assets	$1,983,280	$1,888,599	5%
Total deposits	850,095	832,603	2
Long-term debt	387,330	379,557	2
Mandatorily redeemable securities of subsidiary Trusts (included in Long-term debt)	20,449	34,531	(41)
Common stockholders' equity	162,601	140,530	16
Total stockholders' equity	162,913	140,842	16
Direct staff (in thousands)	258	276	(7)

Ratios:
Return on common stockholders' equity(4)	5.4%	(12.2)%		8.1%	(2.3)%

Tier 1 Common(5)	10.33%	9.12%
Tier 1 Capital	12.50	12.76
Total Capital	16.14	16.58
Leverage(6)	6.57	6.85

Common stockholders' equity to assets	8.20%	7.44%
Ratio of earnings to fixed charges and preferred stock dividends	1.53	0.95		1.63	1.16

(1)
See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

(2)
For the nine months ended September 30, 2009, Income (loss) allocated to unrestricted common stockholders includes a reduction of $1.285 billion related to a conversion price reset pursuant to Citigroup's prior agreement with the purchasers of $12.5 billion of convertible preferred stock issued in a private offering in January 2008. The conversion price was reset from $31.62 per share to $26.35 per share. There was no impact to net income, total stockholders' equity or capital ratios due to the reset. However, the reset resulted in a reclassification from Retained earnings to Additional paid-in capital of $1.285 billion and a reduction in Income allocated to unrestricted common stockholders of $1.285 billion. The 2009 third quarter Income (loss) allocated to unrestricted common stockholders includes a reduction of $3.055 billion related to the preferred stock exchanged for common stock and trust preferred securities as part of the exchange offers.

(3)
The Diluted EPS calculation for the third quarter and full year of 2009 utilize Basic shares and Income allocated to unrestricted common stockholders (Basic) due to the negative Income allocated to unrestricted common stockholders. Using Diluted shares and Income allocated to unrestricted common stockholders (Diluted) would result in anti-dilution.

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

NM
Not meaningful

SEGMENT, BUSINESS AND PRODUCT—INCOME (LOSS) AND REVENUES

        The following tables show the income (loss) and revenues for Citigroup on a segment, business and product view:

CITIGROUP INCOME (LOSS)

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Income (loss) from Continuing Operations
CITICORP
Regional Consumer Banking
North America	$147	$206	(29)%	$231	$702	(67)%
EMEA	22	(23)	NM	99	(166)	NM
Latin America	558	77	NM	1,438	412	NM
Asia	505	444	14%	1,655	971	70

Total	$1,232	$704	75%	$3,423	$1,919	78%

Securities and Banking
North America	$456	$7	NM	$2,719	$2,472	10%
EMEA	505	550	(8)%	1,892	3,467	(45)
Latin America	266	219	21	735	1,158	(37)
Asia	180	71	NM	952	1,724	(45)

Total	$1,407	$847	66%	$6,298	$8,821	(29)%

Transaction Services
North America	$131	$152	(14)%	$456	$471	(3)%
EMEA	305	308	(1)	929	984	(6)
Latin America	171	148	16	481	458	5
Asia	318	331	(4)	934	904	3

Total	$925	$939	(1)%	$2,800	$2,817	(1)%

Institutional Clients Group	$2,332	$1,786	31%	$9,098	$11,638	(22)%

Total Citicorp	$3,564	$2,490	43%	$12,521	$13,557	(8)%

CITI HOLDINGS
Brokerage and Asset Management	$(147)	$90	NM	$(154)	$6,899	NM
Local Consumer Lending	(827)	(2,142)	61%	(3,895)	(8,060)	52%
Special Asset Pool	(80)	58	NM	922	(5,136)	NM

Total Citi Holdings	$(1,054)	$(1,994)	47%	$(3,127)	$(6,297)	50%

Corporate/Other	$91	$97	(6)%	$184	$(586)	NM

Income from continuing operations	$2,601	$593	NM	$9,578	$6,674	44%

Discontinued operations	$(374)	$(418)		$(166)	$(677)
Net income attributable to noncontrolling interests	59	74		119	24

Citigroup's net income	$2,168	$101	NM	$9,293	$5,973	56%

NM    Not meaningful

 CITIGROUP REVENUES(1)

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
CITICORP
Regional Consumer Banking
North America	$3,740	$2,017	85%	$11,234	$6,702	68%
EMEA	349	415	(16)	1,130	1,169	(3)
Latin America	2,233	1,971	13	6,427	5,845	10
Asia	1,839	1,717	7	5,484	4,958	11

Total	$8,161	$6,120	33%	$24,275	$18,674	30%

Securities and Banking
North America	$2,203	$1,301	69%	$8,383	$8,038	4%
EMEA	1,733	2,202	(21)	6,010	8,982	(33)
Latin America	639	705	(9)	1,804	2,554	(29)
Asia	1,018	683	49	3,354	4,218	(20)

Total	$5,593	$4,891	14%	$19,551	$23,792	(18)%

Transaction Services
North America	$620	$643	(4)%	$1,895	$1,888	—
EMEA	835	845	(1)	2,516	2,549	(1)%
Latin America	384	337	14	1,084	1,020	6
Asia	696	632	10	1,979	1,857	7

Total	$2,535	$2,457	3%	$7,474	$7,314	2%

Institutional Clients Group	$8,128	$7,348	11%	$27,025	$31,106	(13)%

Total Citicorp	$16,289	$13,468	21%	$51,300	$49,780	3%

CITI HOLDINGS
Brokerage and Asset Management	$(8)	$525	NM	$473	$14,352	(97)%
Local Consumer Lending	3,547	4,362	(19)%	12,423	13,864	(10)
Special Asset Pool	314	1,363	(77)	2,426	(3,547)	NM

Total Citi Holdings	$3,853	$6,250	(38)%	$15,322	$24,669	(38)%

Corporate/Other	$596	$672	(11)%	$1,608	$431	NM

Total net revenues	$20,738	$20,390	2%	$68,230	$74,880	(9)%

Impact of Credit Card Securitization Activity
Citicorp	$—	$1,800	NM	$—	$4,928	NM
Citi Holdings	—	952	NM	—	3,402	NM

Total impact of credit card securitization activity	$—	$2,752	NM	$—	$8,330	NM

Total Citigroup—managed net revenues	$20,738	$23,142	(10)%	$68,230	$83,210	(18)%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

NM    Not meaningful

CITICORP

        Citicorp is the company's global bank for consumers and businesses and represents Citi's core franchise. Citicorp is focused on providing best-in-class products and services to customers and leveraging Citigroup's unparalleled global network. Citicorp is physically present in approximately 100 countries, many for over 100 years, and offers services in over 160 countries and jurisdictions. Citi believes this global network provides a strong foundation for servicing the broad financial services needs of large multinational clients and for meeting the needs of retail, private banking, commercial and institutional customers around the world. Citigroup's global footprint provides coverage of the world's emerging economies, which Citi believes represent a strong area of growth. At September 30, 2010, Citicorp had approximately $1.3 trillion of assets and $757 billion of deposits, representing approximately 65% of Citi's total assets and approximately 89% of its deposits.

        Citicorp consists of the following businesses: Regional Consumer Banking (which includes retail banking and Citi-branded cards in four regions—North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Securities and Banking and Transaction Services).

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$9,475	$8,727	9%	$29,087	$26,012	12%
Non-interest revenue	6,814	4,741	44	22,213	23,768	(7)

Total revenues, net of interest expense	$16,289	$13,468	21%	$51,300	$49,780	3%

Provisions for credit losses and for benefits and claims
Net credit losses	$3,020	$1,734	74%	$9,127	$4,560	100%
Credit reserve build (release)	(427)	522	NM	(1,426)	2,751	NM

Provision for loan losses	$2,593	$2,256	15%	$7,701	$7,311	5%
Provision for benefits and claims	38	43	(12)	109	127	(14)
Provision for unfunded lending commitments	1	—	—	(32)	115	NM

Total provisions for credit losses and for benefits and claims	$2,632	$2,299	14%	$7,778	$7,553	3%

Total operating expenses	$8,883	$8,422	5%	$26,458	$23,889	11%

Income from continuing operations before taxes	$4,774	$2,747	74%	$17,064	$18,338	(7)%
Provisions for income taxes	1,210	257	NM	4,543	4,781	(5)

Income from continuing operations	$3,564	$2,490	43%	$12,521	$13,557	(8)%
Net income (loss) attributable to noncontrolling interests	30	25	20	71	25	NM

Citicorp's net income	$3,534	$2,465	43%	$12,450	$13,532	(8)%

Balance sheet data (in billions of dollars)
Total EOP assets	$1,283	$1,075	19%
Average assets	1,252	1,096	14	$1,245	$1,076	16%
Return on assets	1.12%	0.89%		1.34%	1.68%
Total EOP deposits	757	731	4

Total GAAP revenues	$16,289	$13,468	21%	$51,300	$49,780	3%
Net impact of credit card securitization activity(1)	—	1,800	NM	—	4,928	NM

Total managed revenues	$16,289	$15,268	7%	$51,300	$54,708	(6)%

GAAP net credit losses	$3,020	$1,734	74%	$9,127	$4,560	100%
Impact of credit card securitization activity(1)	—	1,876	NM	—	$5,204	NM

Total managed net credit losses	$3,020	$3,610	(16)%	$9,127	$9,764	(7)%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

NM
Not meaningful

 REGIONAL CONSUMER BANKING

        Regional Consumer Banking (RCB) consists of Citigroup's four regional consumer banking businesses that provide traditional banking services to retail customers. RCB also contains Citigroup's branded cards business and Citi's local commercial banking business. RCB is a globally diversified business with over 4,200 branches in 39 countries around the world. During the third quarter of 2010, 54% of total RCB revenues were from outside North America. Additionally, the majority of international revenues and loans were from emerging economies in Asia, Latin America, and Central and Eastern Europe and the Middle East. At September 30, 2010, RCB had $311 billion of assets and $300 billion of deposits.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$5,689	$4,216	35%	$17,380	$12,198	42%
Non-interest revenue	2,472	1,904	30	6,895	6,476	6

Total revenues, net of interest expense	$8,161	$6,120	33%	$24,275	$18,674	30%

Total operating expenses	$4,087	$3,778	8%	$12,006	$10,985	9%

Net credit losses	$2,731	$1,442	89%	$8,693	$4,022	NM
Credit reserve build (release)	(403)	356	NM	(991)	1,661	NM
Provision for unfunded lending commitments	—	—	—	(4)	—	—
Provisions for benefits and claims	38	43	(12)%	109	127	(14)%

Provisions for credit losses and for benefits and claims	$2,366	$1,841	29%	$7,807	$5,810	34%

Income from continuing operations before taxes	$1,708	$501	NM	$4,462	$1,879	NM
Income taxes	476	(203)	NM	1,039	(40)	NM

Income from continuing operations	$1,232	$704	75%	$3,423	$1,919	78%
Net income (loss) attributable to noncontrolling interests	(4)	2	NM	(9)	2	NM

Net income	$1,236	$702	76%	$3,432	$1,917	79%

Average assets (in billions of dollars)	$311	$248	25%	$308	$239	29%
Return on assets	1.58%	1.12%		1.49%	1.07%
Average deposits (in billions of dollars)	296	279	6%

Managed net credit losses as a percentage of average managed loans	4.90%	5.97%

Revenue by business
Retail banking	$4,005	$3,760	7%	$11,735	$11,086	6%
Citi-branded cards	4,156	2,360	76	12,540	7,588	65

Total GAAP revenues	$8,161	$6,120	33%	$24,275	$18,674	30%
Net impact of credit card securitization activity(1)	—	1,800	NM	—	4,928	NM

Total managed revenues	$8,161	$7,920	3%	$24,275	$23,602	3%

Net credit losses by business
Retail banking	$333	$395	(16)%	$926	$1,161	(20)%
Citi-branded cards	2,398	1,047	NM	7,767	2,861	NM

Total GAAP net credit losses	$2,731	$1,442	89%	$8,693	$4,022	NM
Net impact of credit card securitization activity(1)	—	1,876	NM	—	5,204	NM

Total managed net credit losses	$2,731	$3,318	(18)%	$8,693	$9,226	(6)%

Income (loss) from continuing operations by business
Retail banking	$778	$698	11%	$2,510	$1,983	27%
Citi-branded cards	454	6	NM	913	(64)	NM

Total	$1,232	$704	75%	$3,423	$1,919	78%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

NM
Not meaningful

NORTH AMERICA REGIONAL CONSUMER BANKING

        North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses in the U.S. NA RCB's approximately 1,000 retail bank branches and 13.3 million retail customer accounts are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia, and certain larger cities in Texas. At September 30, 2010, NA RCB had approximately $29 billion of retail banking and residential real estate loans and $144 billion of deposits. In addition, NA RCB had approximately 21 million Citi-branded credit card accounts, with $77 billion in outstanding card loan balances.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$2,734	$1,387	97%	$8,466	$3,909	NM
Non-interest revenue	1,006	630	60	2,768	2,793	(1)%

Total revenues, net of interest expense	$3,740	$2,017	85%	$11,234	$6,702	68%

Total operating expenses	$1,501	$1,499	—	$4,611	$4,479	3%

Net credit losses	$1,971	$279	NM	$6,254	$843	NM
Credit reserve build	40	54	(26)%	35	456	(92)%
Provisions for benefits and claims	6	14	(57)	19	42	(55)

Provisions for loan losses and for benefits and claims	$2,017	$347	NM	$6,308	$1,341	NM

Income from continuing operations before taxes	$222	$171	30%	$315	$882	(64)%
Income taxes (benefits)	75	(35)	NM	84	180	(53)

Income from continuing operations	$147	$206	(29)%	$231	$702	(67)%
Net income attributable to noncontrolling interests	—	—	—	—	—	—

Net income	$147	$206	(29)%	$231	$702	(67)%

Average assets (in billions of dollars)	$118	$75	57%	$119	$74	61%
Average deposits (in billions of dollars)	145	142	2

Managed net credit losses as a percentage of average managed loans(1)	7.40%	7.31%

Revenue by business
Retail banking	$1,372	$1,333	3%	$3,975	$4,005	(1)%
Citi-branded cards(2)	2,368	684	NM	7,259	2,697	NM

Total GAAP revenues	$3,740	$2,017	85%	$11,234	$6,702	68%
Net impact of credit card securitization activity(2)	—	1,800	NM	—	4,928	NM

Total managed revenues	$3,740	$3,817	(2)%	$11,234	$11,630	(3)%

Net credit losses by business
Retail banking	$90	$78	15%	$242	$222	9%
Citi-branded cards(2)	1,881	201	NM	$6,012	621	NM

Total GAAP net credit losses	$1,971	$279	NM	$6,254	$843	NM
Net impact of credit card securitization activity(2)	—	1,876	NM	—	5,204	NM

Total managed net credit losses	$1,971	$2,155	(9)%	$6,254	$6,047	3%

Income (loss) from continuing operations by business
Retail banking	$189	$193	(2)%	$598	$676	(12)%
Citi-branded cards	(42)	13	NM	(367)	26	NM

Total	$147	$206	(29)%	$231	$702	(67)%

(1)
See "Managed Presentations" below.

(2)
See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

NM
Not meaningful

3Q10 vs. 3Q09

        Revenues, net of interest expense, increased 85% primarily due to the consolidation of securitized credit card receivables pursuant to the adoption of SFAS 166/167 effective January 1, 2010. On a managed basis, revenues, net of interest expense, decreased 2%, primarily reflecting the impact of the CARD Act on branded cards revenues, partially offset by improved revenues in mortgages due to an increase in originations in the current quarter (the vast majority of which were originated for sale).

        Net interest revenue was down 11% on a managed basis driven by the impact of the CARD Act as well as lower volumes in cards, where average managed loans were down 8% from the prior-year quarter. This decline was partially offset by lower write-offs of accrued interest in cards as credit continued to improve. A decrease in deposit spreads in the current interest rate environment was partially offset by higher deposit volumes, up 2% from the prior-year quarter.

        Non-interest revenue increased 33% on a managed basis primarily due to higher gains on mortgage sales resulting from increased originations, which were up 56% from the prior-year quarter.

        Operating expenses were flat compared to the prior-year quarter as increased investment spending was offset by the one-time benefit related to the renegotiation of a third-party contract.

        Provisions for loan losses and for benefits and claims increased $1.7 billion primarily due to the consolidation of securitized credit card receivables pursuant to the adoption of SFAS 166/167. On a comparable basis, Provisions for loan losses and for benefits and claims decreased $206 million, or 9%, from the prior-year quarter primarily due to lower net credit losses in cards as underlying credit trends in the cards portfolio continued to improve. The cards managed net credit loss ratio decreased 16 basis points to 9.82%.

3Q10 YTD vs. 3Q09 YTD

        Revenues, net of interest expense, increased 68% primarily due to the consolidation of securitized credit card receivables pursuant to the adoption of SFAS 166/167 effective January 1, 2010. On a managed basis, revenues, net of interest expense, declined 3% from the prior-year period, mainly due to lower volumes in branded cards, as well as the net impact of the CARD Act on cards revenues. This decrease was partially offset by better servicing hedge results in mortgages.

        Net interest revenue was down 7% on a managed basis driven primarily by lower volumes in cards, with average managed loans down 6% from the prior-year period. The increase in deposit volumes, up 5% from the prior-year period, was offset by lower spreads in the current interest rate environment.

        Non-interest revenue increased 9% on a managed basis from the prior-year period mainly driven by better servicing hedge results in mortgages.

        Operating expenses increased 3% from the prior-year period. Expenses were fairly flat excluding the impact of a litigation reserve in the first quarter of 2010.

        Provisions for loan losses and for benefits and claims increased $5.0 billion primarily due to the consolidation of securitized credit card receivables pursuant to the adoption of SFAS 166/167. On a comparable basis, Provisions for loan losses and for benefits and claims decreased $237 million, or 4%, primarily due to a lower loan loss reserve build, down $421 million from the prior-year period, offset by higher net credit losses in the branded cards portfolio, which increased $187 million. The cards managed net credit loss ratio increased 98 basis points to 10.43%.

Managed Presentations

	Third Quarter
	2010	2009
Managed credit losses as a percentage of average managed loans	7.40%	7.31%
Impact from credit card securitizations(1)	—	(4.91)%

Net credit losses as a percentage of average loans	7.40%	2.40%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

 EMEA REGIONAL CONSUMER BANKING

        EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses, primarily in Central and Eastern Europe, the Middle East and Africa. Remaining activities in respect of Western Europe retail banking are included in Citi Holdings. EMEA RCB has generally repositioned its business, shifting from a strategy of widespread distribution to a focused strategy concentrating on larger urban markets within the region. An exception is Bank Handlowy, which has a mass market presence in Poland. The countries in which EMEA RCB has the largest presence are Poland, Turkey, Russia and the United Arab Emirates. At September 30, 2010, EMEA RCB had approximately 300 retail bank branches with approximately 4 million customer accounts, $5 billion in retail banking loans and $9 billion in average deposits. In addition, the business had approximately 3 million Citi-branded card accounts with $3 billion in outstanding card loan balances.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$222	$262	(15)%	$700	$729	(4)%
Non-interest revenue	127	153	(17)	430	440	(2)

Total revenues, net of interest expense	$349	$415	(16)%	$1,130	$1,169	(3)%

Total operating expenses	$303	$270	12%	$848	$808	5%

Net credit losses	$65	$139	(53)%	$247	$349	(29)%
Provision for unfunded lending commitments	—	—	—	(4)	—	—
Credit reserve build (release)	(51)	67	NM	(107)	297	NM
Provisions for benefits and claims	—	—	—	—	—	—

Provisions for credit losses and for benefits and claims	$14	$206	(93)%	$136	$646	(79)%

Income (loss) from continuing operations before taxes	$32	$(61)	NM	$146	$(285)	NM
Income taxes (benefits)	10	(38)	NM	47	(119)	NM

Income (loss) from continuing operations	$22	$(23)	NM	$99	$(166)	NM
Net income (loss) attributable to noncontrolling interests	(1)	2	NM	(1)	2	NM

Net income (loss)	$23	$(25)	NM	$100	$(168)	NM

Average assets (in billions of dollars)	$10	$11	(9)%	$10	$11	(9)%
Return on assets	0.91%	(0.90)%		1.34%	(2.04)%
Average deposits (in billions of dollars)	9	10	(4)

Net credit losses as a percentage of average loans	3.53%	6.34%

Revenue by business
Retail banking	$186	$237	(22)%	$613	$676	(9)%
Citi-branded cards	163	178	(8)	517	493	5

Total	$349	$415	(16)%	$1,130	$1,169	(3)%

Income (loss) from continuing operations by business
Retail banking	$(18)	$(23)	22%	$(15)	$(140)	89%
Citi-branded cards	40	—	—	114	(26)	NM

Total	$22	$(23)	NM	$99	$(166)	NM

NM
Not meaningful

3Q10 vs. 3Q09

        Revenues, net of interest expense, decreased 16%. A majority of the decrease was due to lower results from Citi's equity investment in Akbank, lower lending revenues due to credit tightening and FX translation. This was partially offset by higher revenues in wealth management. Cards purchase sales were up 5% and investment sales were up 20%. Assets under management increased 10% primarily due to market valuations and the introduction of new, regional initiatives.

        Net interest revenue decreased 15%, primarily due to lower volumes due to tighter origination criteria and various promotions aimed at client acquisition.

        Non-interest revenue decreased 17% due to lower results from Citi's equity investment in Akbank.

        Operating expenses increased 12% reflecting increased investments and marketing expenditures in the business.

        Provisions for credit losses and for benefits and claims decreased 93% mainly due to the impact of a $51 million loan loss reserve release in the current quarter, compared to a $67 million build in the prior-year quarter, and a 53% decline in net credit losses, driven by credit improvements across most markets. The release of loan loss reserves in the current period was driven by improvement in credit in most countries coupled with a decline in receivables. The cards net credit loss ratio improved to 4.39% in the current quarter from 7.27% and there was a 7% improvement in the net credit margin. The retail banking net credit loss ratio decreased from 5.85% in the prior-year quarter to 3.00% in the current quarter.

3Q10 YTD vs. 3Q09 YTD

        Revenues, net of interest expense, decreased 3%. The decrease in revenue was primarily attributable to lower retail bank lending revenues as a result of lower volumes, which were due to tighter origination criteria. This was partially offset by FX translation and higher revenues in cards due to higher volumes. Cards purchase sales increased 10%.

        Net interest revenue decreased 4%, mainly due to a decline in volumes as a result of tighter origination criteria.

        Non-interest revenue decreased 2%, primarily driven by a litigation reserve build in the first half of 2010.

        Operating expenses increased 5% driven by the impact of FX translation and increased investment in the business, largely offset by cost savings from branch closures, headcount reductions and re-engineering benefits.

        Provisions for credit losses and for benefits and claims decreased 79% mainly due to the impact of a $107 million loan loss reserve release in the first nine months of 2010, compared to a $297 million build in the prior-year period, as well as a 29% decline in net credit losses. The release of loan loss reserves in the current period was driven by an improvement in credit in most countries coupled with a decline in receivables.

LATIN AMERICA REGIONAL CONSUMER BANKING

        Latin America Regional Consumer Banking (LATAM RCB) provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses, with the largest presence in Mexico and Brazil. LATAM RCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico's second largest bank with over 1,700 branches. At September 30, 2010, LATAM RCB had approximately 2,215 retail branches, with 27 million customer accounts, $21 billion in retail banking loan balances and $41 billion in average deposits. In addition, the business had approximately 12 million Citi-branded card accounts with $13 billion in outstanding loan balances.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$1,501	$1,366	10%	$4,430	$4,009	11%
Non-interest revenue	732	605	21	1,997	1,836	9

Total revenues, net of interest expense	$2,233	$1,971	13%	$6,427	$5,845	10%

Total operating expenses	$1,258	$1,127	12%	$3,666	$3,175	15%

Net credit losses	$450	$657	(32)%	$1,416	$1,808	(22)%
Credit reserve build (release)	(300)	141	NM	(677)	463	NM
Provision for benefits and claims	32	29	10	90	85	6

Provisions for loan losses and for benefits and claims	$182	$827	(78)%	$829	$2,356	(65)%

Income from continuing operations before taxes	$793	$17	NM	$1,932	$314	NM
Income taxes	235	(60)	NM	494	(98)	NM

Income from continuing operations	$558	$77	NM	$1,438	$412	NM
Net (loss) attributable to noncontrolling interests	(3)	—	—	(8)	—	—

Net income	$561	$77	NM	$1,446	$412	NM

Average assets (in billions of dollars)	$74	$66	12%	$73	$64	14%
Return on assets	3.01%	0.46%		2.65%	0.86%
Average deposits (in billions of dollars)	41	36	13

Net credit losses as a percentage of average loans	5.48%	8.99%

Revenue by business
Retail banking	$1,300	$1,114	17%	$3,732	$3,252	15%
Citi-branded cards	933	857	9	2,695	2,593	4

Total	$2,233	$1,971	13%	$6,427	$5,845	10%

Income (loss) from continuing operations by business
Retail banking	$277	$154	80%	$808	$580	39%
Citi-branded cards	281	(77)	NM	630	(168)	NM

Total	$558	$77	NM	$1,438	$412	NM

NM
Not meaningful

3Q10 vs. 3Q09

        Revenues, net of interest expense, increased 13% mainly due to higher lending and deposit volumes as well as better margins in retail banking and, in cards, higher ANR and fees from new account acquisitions as well as the impact of FX translation.

        Net interest revenue increased 10%, mainly driven by higher lending and deposit volumes in retail banking and the impact of FX translation. Average retail banking loans and deposits increased 20% and 13%, respectively. The increases were also spurred by better spreads and positive FX translation.

        Non-interest revenue increased 21%, primarily due to higher fees in the cards business and the impact of FX translation.

        Operating expenses increased 12%, mainly due to the investments initiatives for account acquisitions in cards, the prior-year quarter's release of legal reserves and excess restructuring provisions, and the impact of FX translation.

        Provisions for loan losses and for benefits and claims decreased 78%, mainly due to the impact of a $300 million loan loss reserve release in the current period, compared to a $141 million build in the same period last year, and a 32% decline in net credit losses, reflecting improved credit conditions, especially in Mexico cards. The cards net credit loss ratio declined across the region during the period, from 17.80% to 10.39%, reflecting continued economic recovery. The retail banking net credit loss ratio dropped from 2.68% to 2.50%.

3Q10 YTD vs. 3Q09 YTD

        Revenues, net of interest expense, increased 10%, mainly due to higher lending and deposit volumes in retail banking aided by a moderate increase in cards loans volumes and the impact of FX translation.

        Net interest revenue increased 11%, mainly driven by higher lending and deposit volumes in retail banking. Average retail banking loans and deposits increased 21% and 13%, respectively. Additionally, cards ANR moderately increased and there was a positive FX translation.

        Non-interest revenue increased 9%, due to higher fees in the cards business and the impact of FX translation.

        Provisions for loan losses and for benefits and claims decreased 65%, mainly due to the impact of a net loan loss reserve release of $677 million year-to-date 2010, compared to a $463 million build in the same period last year, and a 22% decline in net credit losses, reflecting improved credit conditions, especially in Mexico cards. The cards net credit loss ratio declined from 16.36% to 12.14%, while the retail banking net credit loss ratio declined from 3.01% to 2.17%.

 ASIA REGIONAL CONSUMER BANKING

        Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses, with the largest Citi presence in South Korea, Japan, Taiwan, Singapore, Australia, Hong Kong, India and Indonesia. At September 30, 2010, Asia RCB had approximately 707 retail branches, 16 million retail banking accounts, $101 billion in average customer deposits, and $59 billion in retail banking loans. In addition, the business had approximately 15 million Citi-branded card accounts with $19 billion in outstanding loan balances.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$1,232	$1,201	3%	$3,784	$3,551	7%
Non-interest revenue	607	516	18	1,700	1,407	21

Total revenues, net of interest expense	$1,839	$1,717	7%	$5,484	$4,958	11%

Total operating expenses	$1,025	$882	16%	$2,881	$2,523	14%

Net credit losses	$245	$367	(33)%	$776	$1,022	(24)%
Credit reserve build (release)	(92)	94	NM	(242)	445	NM

Provisions for loan losses and for benefits and claims	$153	$461	(67)%	$534	$1,467	(64)%

Income from continuing operations before taxes	$661	$374	77%	$2,069	$968	NM
Income taxes	156	(70)	NM	414	(3)	NM

Income from continuing operations	$505	$444	14%	$1,655	$971	70%
Net income attributable to noncontrolling interests	—	—	—	—	—	—

Net income	$505	$444	14%	$1,655	$971	70%

Average assets (in billions of dollars)	$109	$96	14%	$106	$90	18%
Return on assets	1.84%	1.83%		2.09%	1.44%
Average deposits (in billions of dollars)	101	91	11

Net credit losses as a percentage of average loans	1.29%	2.21%

Revenue by business
Retail banking	$1,147	$1,076	7%	$3,415	$3,153	8%
Citi-branded cards	692	641	8	2,069	1,805	15

Total	$1,839	$1,717	7%	$5,484	$4,958	11%

Income from continuing operations by business
Retail banking	$330	$374	(12)%	$1,119	$867	29%
Citi-branded cards	175	70	NM	536	104	NM

Total	$505	$444	14%	$1,655	$971	70%

NM
Not meaningful

3Q10 vs. 3Q09

        Revenues, net of interest expense, increased 7%, reflecting higher cards purchase sales, investment sales, loan and deposit volumes, and the impact of FX translation, partially offset by lower spreads.

        Net interest revenue was 3% higher than the prior-year period, mainly due to higher lending and deposit volumes and the impact of FX translation, partially offset by lower spreads. Average loans and deposits were up 15% and 11%, respectively.

        Non-interest revenue increased 18%, primarily due to higher investment revenues, higher cards purchase sales, and the impact of FX translation.

        Operating expenses increased 16%, primarily due to the increase in volumes and higher investment spending, and the impact of FX translation.

        Provisions for loan losses and for benefits and claims decreased 67%, mainly due to the impact of a $92 million loan loss reserve release in the current quarter, compared to a $94 million loan loss reserve build in the prior-year quarter, and a decrease in net credit losses of 33%. These declines were partially offset by the impact of FX translation. Delinquencies and net credit losses continued to decline from their peak level in the second quarter of 2009 as the region benefitted from continued economic recovery and increased levels of customer activity. The cards net credit loss ratio decreased from 5.89% in the prior-year quarter to 3.54% in the current quarter. The retail banking net credit loss ratio decreased from 0.96% in the prior-year quarter to 0.56% in the current quarter.

3Q10 YTD vs. 3Q09 YTD

        Revenues, net of interest expense, increased 11%, driven by higher cards purchase sales, investment sales and loan and deposit volumes, and the impact of FX translation, partially offset by lower spread.

        Net interest revenue was 7% higher than the prior-year period, mainly due to higher lending and deposit volumes and the impact of FX translation, partially offset by lower spreads.

        Non-interest revenue increased 21%, primarily due to higher investment revenues, higher cards purchase sales, and the impact of FX translation.

        Operating expenses increased 14%, primarily due to increase in volumes, continued investment spending, and the impact of FX translation.

        Provisions for loan losses and for benefits and claims decreased 64%, mainly due to the impact of a net loan loss reserve release of $242 million in the first nine months of 2010, compared to a $445 million loan loss reserve build in the prior-year period, and a 24% decline in net credit losses. These declines were partially offset by the impact of FX translation. The decrease in provisions for loan losses and for benefits and claims reflects continued credit quality improvement across the region, particularly in India and South Korea.

 INSTITUTIONAL CLIENTS GROUP

        Institutional Clients Group (ICG) includes Securities and Banking and Transaction Services. ICG provides corporate, institutional and ultra-high net worth clients with a full range of products and services, including cash management, trading, underwriting, lending and advisory services, around the world. ICG's international presence is supported by trading floors in approximately 75 countries and a proprietary network within Transaction Services in over 95 countries. At September 30, 2010, ICG had approximately $963 billion of assets and $457 billion of deposits.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Commissions and fees	$1,016	$1,122	(9)%	$3,210	$3,100	4%
Administration and other fiduciary fees	672	702	(4)	2,008	2,122	(5)
Investment banking	829	1,066	(22)	2,374	3,247	(27)
Principal transactions	982	(571)	NM	5,958	7,259	(18)
Other	843	518	63	1,768	1,564	13

Total non-interest revenue	$4,342	$2,837	53%	$15,318	$17,292	(11)%
Net interest revenue (including dividends)	3,786	4,511	(16)	11,707	13,814	(15)

Total revenues, net of interest expense	$8,128	$7,348	11%	$27,025	$31,106	(13)%
Total operating expenses	4,796	4,644	3	14,452	12,904	12
Net credit losses	289	292	(1)	434	538	(19)
Provision for unfunded lending commitments	1	—	—	(28)	115	NM
Credit reserve build (release)	(24)	166	NM	(435)	1,090	NM
Provisions for benefits and claims	—	—	—	—	—	—

Provisions for credit losses and for benefits and claims	$266	$458	(42)%	$(29)	$1,743	NM

Income from continuing operations before taxes	$3,066	$2,246	37%	$12,602	$16,459	(23)%
Income taxes	734	460	60	3,504	4,821	(27)

Income from continuing operations	$2,332	$1,786	31%	$9,098	$11,638	(22)%
Net income attributable to noncontrolling interests	34	23	48	80	23	NM

Net income	$2,298	$1,763	30%	$9,018	$11,615	(22)%

Average assets (in billions of dollars)	$941	$848	11%	$937	$837	12%
Return on assets	0.97%	0.82%		1.29%	1.86%

Revenues by region
North America	$2,823	$1,944	45%	$10,278	$9,926	4%
EMEA	2,568	3,047	(16)	8,526	11,531	(26)
Latin America	1,023	1,042	(2)	2,888	3,574	(19)
Asia	1,714	1,315	30	5,333	6,075	(12)

Total revenues	$8,128	$7,348	11%	$27,025	$31,106	(13)%

Income from continuing operations by region
North America	$587	$159	NM	$3,175	$2,943	8%
EMEA	810	858	(6)%	2,821	4,451	(37)
Latin America	437	367	19	1,216	1,616	(25)
Asia	498	402	24	1,886	2,628	(28)

Total income from continuing operations	$2,332	$1,786	31%	$9,098	$11,638	(22)%

Average loans by region (in billions of dollars)
North America	$66	$49	35%
EMEA	38	43	(12)
Latin America	22	22	—
Asia	37	27	37

Total average loans	$163	$141	16%

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

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$2,353	$3,118	(25)%	$7,488	$9,560	(22)%
Non-interest revenue	3,240	1,773	83	12,063	14,232	(15)

Revenues, net of interest expense	$5,593	$4,891	14%	$19,551	$23,792	(18)%
Total operating expenses	3,566	3,503	2	10,901	9,601	14
Net credit losses	288	294	(2)	431	540	(20)
Provisions for unfunded lending commitments	1	—	—	(28)	115	NM
Credit reserve build (release)	(8)	171	NM	(366)	1,089	NM
Provisions for benefits and claims	—	—	—	—	—	—

Provisions for credit losses and benefits and claims	$281	$465	(40)	$37	$1,744	(98)%

Income before taxes and noncontrolling interests	$1,746	$923	89%	$8,613	$12,447	(31)%
Income taxes (benefits)	339	76	NM	2,315	3,626	(36)

Income from continuing operations	1,407	847	66	6,298	8,821	(29)
Net income attributable to noncontrolling interests	29	18	61	65	19	NM

Net income	$1,378	$829	66%	$6,233	$8,802	(29)%

Average assets (in billions of dollars)	$869	$788	10%	$869	$778	12%
Return on assets	0.63%	0.42%		0.96%	1.51%

Revenues by region
North America	$2,203	$1,301	69%	$8,383	$8,038	4%
EMEA	1,733	2,202	(21)	6,010	8,982	(33)
Latin America	639	705	(9)	1,804	2,554	(29)
Asia	1,018	683	49	3,354	4,218	(20)

Total revenues	$5,593	$4,891	14%	$19,551	$23,792	(18)%

Income (loss) from continuing operations by region
North America	$456	$7	NM	$2,719	$2,472	10%
EMEA	505	550	(8)%	1,892	3,467	(45)
Latin America	266	219	21	735	1,158	(37)
Asia	180	71	NM	952	1,724	(45)

Total income from continuing operations	$1,407	$847	66%	$6,298	$8,821	(29)%

Securities and Banking revenue details
Fixed income markets	$3,501	$4,024	(13)%	$12,594	$19,616	(36)%
Investment banking	930	1,164	(20)	2,661	3,308	(20)
Equity markets	1,040	446	NM	2,905	3,152	(8)
Lending	(18)	(794)	98	747	(2,261)	NM
Private Bank	497	522	(5)	1,503	1,507	—
Other Securities and Banking	(357)	(471)	24	(859)	(1,530)	44

Total Securities and Banking revenues	$5,593	$4,891	14%	$19,551	$23,792	(18)%

NM
Not meaningful

3Q10 vs. 3Q09

        Revenues, net of interest expense, were $5.6 billion, compared to $4.9 billion in the prior-year quarter, resulting from an increase in CVA, lending and advisory revenues, partially offset by a decrease in fixed income markets, debt and equity underwriting, equity markets and Private Bank revenues. CVA was $99 million in the third quarter of 2010, reflecting derivative CVA gains as corporate spreads tightened during the quarter. CVA of negative $1.8 billion in the third quarter of 2009 was driven by narrowing of Citigroup spreads during the period. Lending revenues increased from negative $0.8 billion to negative $18 million, due to lower losses on credit default swap hedges. Fixed income markets revenues (excluding CVA, net of hedges, of $0.1 billion and negative $0.8 billion in the current quarter and prior-year quarter, respectively) declined $1.5 billion to $3.4 billion, with a majority of the decline coming from weaker results in Credit Products, Securitized Products and G10 Rates trading, which reflected a challenging market environment. This was partially offset by strong performance in emerging markets. Equity markets revenues (excluding CVA, net of hedges, of negative $22 million and negative $0.9 billion in the current quarter and prior-year quarter, respectively), decreased $0.3 billion to $1.1 billion, driven by lower client activity levels. Investment banking revenues decreased $0.2 billion to $0.9 billion, reflecting lower levels of market activity in debt and equity underwriting, partially offset by an increase in advisory revenues resulting from increased M&A transaction volume and improvement in completed M&A market share.

        Operating expenses increased 2%, or $63 million, to $3.6 billion, reflecting select investments in the businesses.

        Provisions for loan losses and for benefits and claims decreased by $0.2 billion to $0.3 billion, primarily attributable to the impact of a $7 million credit reserve release in the current quarter, compared to a $171 million build in the prior-year quarter, as improvements continued in the corporate loan portfolio.

3Q10 YTD vs. 3Q09 YTD

        Revenues, net of interest expense for the current period were $19.6 billion, compared to $23.8 billion for the prior-year period, which was a particularly strong nine months driven by robust fixed income markets and higher client activity levels in investment banking. The decrease was partially offset by an increase in lending revenues, due to gains on credit default swap hedges. Revenue declines were also partially offset by an increase in CVA.

        Operating expenses increased 14%, or $1.3 billion, to $10.9 billion, mainly driven by higher compensation costs, the U.K. bonus tax in the second quarter of 2010 and a net change in the litigation reserve releases.

        Provisions for loan losses and for benefits and claims decreased by $1.7 billion to $37 million primarily attributable to the impact of a $394 million credit reserve release in the current period, compared to a $1.2 billion build in the prior-year period, as the market environment showed signs of stabilization.

 TRANSACTION SERVICES

        Transaction Services is composed of Treasury and Trade Solutions (TTS) and Securities and Fund Services (SFS). TTS provides comprehensive cash management and trade finance for corporations, financial institutions and public sector entities worldwide. SFS provides custody and funds services to investors such as insurance companies, mutual funds and hedge funds, clearing services to intermediaries such as broker-dealers, and depository and agency/trust services to multinational corporations and governments globally. Revenue is generated from net interest revenue on deposits in TTS and SFS, as well as from trade loans and from fees for transaction processing and fees on assets under custody in SFS.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$1,433	$1,393	3%	$4,219	$4,254	(1)%
Non-interest revenue	1,102	1,064	4	3,255	3,060	6

Total revenues, net of interest expense	$2,535	$2,457	3%	$7,474	$7,314	2%
Total operating expenses	1,230	1,141	8	3,551	3,303	8
Provisions for loan losses and for benefits and claims	(15)	(7)	NM	(66)	(1)	NM

Income before taxes and noncontrolling interests	$1,320	$1,323	—	$3,989	$4,012	(1)%
Income taxes	395	384	3	1,189	1,195	(1)

Income from continuing operations	925	939	(1)	2,800	2,817	(1)
Net income attributable to noncontrolling interests	5	5	—	15	4	NM

Net income	$920	$934	(1)%	$2,785	$2,813	(1)%

Average assets (in billions of dollars)	72	60	20%	68	59	15%
Return on assets	5.07%	6.18%		5.48%	6.37%

Revenues by region
North America	$620	$643	(4)%	$1,895	$1,888	—
EMEA	835	845	(1)	2,516	2,549	(1)%
Latin America	384	337	14	1,084	1,020	6
Asia	696	632	10	1,979	1,857	7

Total revenues	$2,535	$2,457	3%	$7,474	$7,314	2%

Revenue details
Treasury and Trade Solutions	$1,846	$1,794	3%	$5,432	$5,337	2%
Securities and Fund Services	689	663	4	2,042	1,977	3

Total revenues	$2,535	$2,457	3%	$7,474	$7,314	2%

Income from continuing operations by region
North America	$131	$152	(14)%	$456	$471	(3)%
EMEA	305	308	(1)	929	984	(6)
Latin America	171	148	16	481	458	5
Asia	318	331	(4)	934	904	3

Total income from continuing operations	$925	$939	(1)%	$2,800	$2,817	(1)%

Key indicators
Average deposits and other customer liability balances (in billions of dollars)	$340	$314	8%
EOP assets under custody (in trillions of dollars)	12.4	12.1	2

NM
Not meaningful

3Q10 vs. 3Q09

        Revenues, net of interest expense, grew 3% with increases in both the TTS and SFS businesses. TTS revenue increased 3%, driven primarily by growth in Trade and Cards businesses as well as higher balances which more than offset spread compression. SFS revenues increased 4%, driven by higher fees as well as increased client activity.

        Operating expenses increased 8%, related to increased technology and other investment spend required to support future business growth.

        Provisions for loan losses and for benefits and claims declined by $8 million, primarily attributable to a credit reserve release of $16 million in the current quarter, reflecting the improved quality of the portfolio.

3Q10 YTD vs. 3Q09 YTD

        Revenues, net of interest expense, grew 2% as improvement in fees in both the TTS and SFS businesses more than offset spread compression. TTS revenue increased 2%, driven primarily by growth in Trade and Cards businesses. SFS revenues increased 3%, driven by higher fees as a result of growth in assets under custody and client activity.

        Operating expenses increased 8%, related to continued investment spend required to support future business growth, as well as higher transaction related costs.

        Provisions for loan losses and for benefits and claims declined by $65 million, primarily attributable to a credit reserve release of $69 million, reflecting the improved quality of the portfolio.

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

        Citi has made substantial progress divesting and exiting businesses from Citi Holdings, having completed more than 30 divestiture transactions since the beginning of 2009 through September 30, 2010, including Smith Barney, Nikko Cordial Securities, Nikko Asset Management, Primerica Financial Services, various credit card businesses and Diners Club North America. During the third quarter of 2010, Citi announced sale of The Student Loan Corporation, which is currently expected to close in the fourth quarter of 2010. (The Student Loan Corporation is reported as Discontinued Operations within the Corporate/Other segment for the third quarter of 2010 only.) Citi Holdings' GAAP assets have been reduced by approximately 24%, or $135 billion, from the third quarter of 2009, and 49% from the peak in the first quarter of 2008. Citi Holdings' GAAP assets of $421 billion represent approximately 21% of Citi's assets as of September 30, 2010. Citi Holdings' risk-weighted assets of approximately $370 billion represent approximately 37% of Citi's risk-weighted assets as of September 30, 2010. Asset reductions from Citi Holdings have the combined benefits of further fortifying Citigroup's capital base, lowering risk, simplifying the organization and allowing Citi to allocate capital to fund long-term strategic businesses.

        Citi Holdings consists of the following businesses: Brokerage and Asset Management, Local Consumer Lending, and Special Asset Pool.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$3,519	$3,732	(6)%	$11,865	$12,951	(8)%
Non-interest revenue	334	2,518	(87)	3,457	11,718	(70)

Total revenues, net of interest expense	$3,853	$6,250	(38)%	$15,322	$24,669	(38)%

Provisions for credit losses and for benefits and claims
Net credit losses	$4,640	$6,234	(26)%	$14,879	$19,042	(22)%
Credit reserve build (release)	(1,567)	281	NM	(2,027)	4,563	NM

Provision for loan losses	$3,073	$6,515	(53)%	$12,852	$23,605	(46)%
Provision for benefits and claims	189	280	(33)	617	837	(26)
Provision for unfunded lending commitments	26	—	—	(45)	80	NM

Total provisions for credit losses and for benefits and claims	$3,288	$6,795	(52)%	$13,424	$24,522	(45)%

Total operating expenses	$2,209	$2,962	(25)%	$7,207	$10,756	(33)%

(Loss) from continuing operations before taxes	$(1,644)	$(3,507)	53%	$(5,309)	$(10,609)	50%
Income taxes (benefits)	(590)	(1,513)	61	(2,182)	(4,312)	49

(Loss) from continuing operations	$(1,054)	$(1,994)	47%	$(3,127)	$(6,297)	50%
Net income attributable to noncontrolling interests	80	49	63	99	1	NM

Net (loss)	$(1,134)	$(2,043)	44%	$(3,226)	$(6,298)	49%

Balance sheet data (in billions of dollars)
Total EOP assets	$421	$556	(24)%

Total EOP deposits	$82	$87	(6)%

Total GAAP Revenues	$3,853	$6,250	(38)%	$15,322	$24,669	(38)%
Net Impact of Credit Card Securitization Activity(1)	—	952	NM	—	3,402	NM

Total Managed Revenues	$3,853	$7,202	(47)%	$15,322	$28,071	(45)%

GAAP Net Credit Losses	$4,640	$6,234	(26)%	$14,879	$19,042	(22)%
Impact of Credit Card Securitization Activity(1)	—	1,137	NM	—	3,472	NM

Total Managed Net Credit Losses	$4,640	$7,371	(37)%	$14,879	$22,514	(34)%

(1)
See discussion of adoption of SFAS 166/167 in Note 1 to the Consolidated Financial Statements.

NM
Not meaningful

BROKERAGE AND ASSET MANAGEMENT

        Brokerage and Asset Management (BAM), which constituted approximately 7% of Citi Holdings by assets as of September 30, 2010, consists of Citi's global retail brokerage and asset management businesses. This segment was substantially affected by, and reduced in size, due to the sales of Smith Barney (SB) to the Morgan Stanley Smith Barney joint venture (MSSB JV) and by the sale of Nikko Cordial Securities in 2009. At September 30, 2010, BAM had approximately $28 billion of assets, primarily consisting of Citi's investment in, and assets related to, the MSSB JV. Morgan Stanley has options to purchase Citi's remaining stake in the MSSB JV over three years starting in 2012.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$(87)	$(82)	(6)%	$(223)	$444	NM
Non-interest revenue	79	607	(87)	696	13,908	(95)%

Total revenues, net of interest expense	$(8)	$525	NM	$473	$14,352	(97)%

Total operating expenses	$221	$307	(28)%	$744	$2,850	(74)%

Net credit losses	$2	$1	100%	$14	$1	NM
Credit reserve build (release)	(4)	(11)	64	(14)	35	NM
Provision for benefits and claims	9	8	13	27	27	—
Provision for unfunded lending commitments	—	—	—	(6)	—	—

Provisions for credit losses and for benefits and claims	$7	$(2)	NM	$21	$63	(67)%

Income (loss) from continuing operations before taxes	$(236)	$220	NM	$(292)	$11,439	NM
Income taxes (benefits)	(89)	130	NM	(138)	4,540	NM

Income from continuing operations	$(147)	$90	NM	$(154)	$6,899	NM
Net income attributable to noncontrolling interests	6	16	(63)%	8	5	60%

Net income (loss)	$(153)	$74	NM	$(162)	$6,894	NM

EOP assets (in billions of dollars)	28	$54	(48)%
EOP deposits (in billions of dollars)	$57	60	(5)

NM    Not meaningful

3Q10 vs. 3Q09

        Revenues, net of interest expense, decreased $533 million primarily due to the absence of the $320 million pre-tax gain on sale ($159 million after-tax) of Managed Futures which occurred in the prior-year quarter. Excluding the gain, revenues declined $213 million driven primarily by lower revenues from the MSSB JV, negative private equity marks and divestitures.

        Operating expenses decreased 28% from the prior-year quarter, mainly due to the absence of Nikko and other divestitures.

        Provisions for credit losses and for benefits and claims increased $9 million, mainly reflecting a lower reserve release of $7 million.

        Assets declined 48% versus the prior year, primarily driven by the sale of Nikko Cordial Securities and Nikko Asset Management.

3Q10 YTD vs. 3Q09 YTD

        Revenues, net of interest expense, decreased 97% primarily due to the absence of the $11.1 billion pre-tax gain on the sale of SB ($6.7 billion after-tax) which closed on June 1, 2009 and the absence of a $320 million pre-tax gain on sale ($159 million after-tax) of Managed Futures. Excluding the gains, revenue declined $2.5 billion, or 84%, driven primarily by the absence of SB revenues.

        Operating expenses decreased 74% from the prior-year period, primarily driven by the absence of expenses from SB and the Nikko businesses.

        Provisions for credit losses and for benefits and claims declined 67% primarily due to lower reserve build of $49 million, partially offset by increased net credit losses of $13 million.

 LOCAL CONSUMER LENDING

        Local Consumer Lending (LCL), which constituted approximately 71% of Citi Holdings by assets as of September 30, 2010, includes a portion of Citigroup's North American mortgage business, Retail partner cards, Western European cards and retail banking, CitiFinancial North America and other local consumer finance businesses globally. The Student Loan Corporation is reported as Discontinued Operations within the Corporate/Other segment for the third quarter of 2010 only. At September 30, 2010, LCL had $298 billion of assets ($269 billion in North America). Approximately $137 billion of assets in LCL as of September 30, 2010 consisted of U.S. mortgages in the company's CitiMortgage and CitiFinancial operations. The North American assets consist of residential mortgage loans (first and second mortgages), retail partner card loans, personal loans, commercial real estate, and other consumer loans and assets.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$3,383	$3,272	3%	$11,091	$10,161	9%
Non-interest revenue	164	1,090	(85)	1,332	3,703	(64)

Total revenues, net of interest expense(1)	$3,547	$4,362	(19)%	$12,423	$13,864	(10)%

Total operating expenses	$1,872	$2,442	(23)%	$6,096	$7,288	(16)%

Net credit losses	$3,949	$4,912	(20)%	$13,422	$14,573	(8)%
Credit reserve build (release)	(953)	577	NM	(988)	4,923	NM
Provision for benefits and claims	180	272	(34)	590	810	(27)
Provision for unfunded lending commitments	—	—	—	—	—	—

Provisions for credit losses and for benefits and claims	$3,176	$5,761	(45)%	$13,024	$20,306	(36)%

(Loss) from continuing operations before taxes	$(1,501)	$(3,841)	61%	$(6,697)	$(13,730)	51
Income taxes	(674)	(1,699)	60	(2,802)	(5,670)	51

Income (Loss) from continuing operations	$(827)	$(2,142)	61%	$(3,895)	$(8,060)	52%
Net income attributable to noncontrolling interests	—	13	(100)	7	24	(71)

Net (loss)	$(827)	$(2,155)	62%	$(3,902)	$(8,084)	52%

Average assets (in billions of dollars)	$317	$345	(8)%	$335	$357	(6)%

Net credit losses as a percentage of average managed loans(2)	6.31%	7.21%

Revenue by business
International	$500	$852	(41)%	$1,279	$3,565	(64)%
Retail partner cards(1)	2,060	1,441	43	6,379	3,757	70
North America (ex Cards)	987	2,069	(52)	4,765	6,542	(27)

Total GAAP Revenues	$3,547	$4,362	(19)%	$12,423	$13,864	(10)%
Net impact of credit card securitization activity(1)	—	952	NM	—	3,402	NM

Total Managed Revenues	$3,547	$5,314	(33)%	$12,423	$17,266	(28)%

Net Credit Losses by business
International	$444	$957	(54)%	$1,551	$2,737	(43)%
Retail partner cards(1)	1,505	867	74	5,212	2,640	97
North America (ex Cards)	2,000	3,088	(35)	6,659	9,196	(28)

Total GAAP net credit losses	$3,949	$4,912	(20)%	$13,422	$14,573	(8)%
Net impact of credit card securitization activity(1)	—	1,137	NM	—	3,472	NM

Total Managed Net Credit Losses	$3,949	$6,049	(35)%	$13,422	$18,045	(26)%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

(2)
See "Managed Presentations" below.

NM    Not meaningful

3Q10 vs. 3Q09

        Revenues, net of interest expense, decreased 19% due to lower balances from portfolio run-off, asset sales, divestitures and held-for-sale reclassifications (primarily Primerica and The Student Loan Corporation), and a higher mortgage repurchase reserve, partially offset by the adoption of SFAS 166/167. Net interest revenue increased 3%, primarily due to the adoption of SFAS 166/167, partially offset by the impact of lower balances.

        Operating expenses declined 23%, due to the impact of divestitures, lower volumes, re-engineering benefits and the absence of costs associated with the U.S. government loss-sharing agreement, which was exited in the fourth quarter of 2009.

        Provisions for credit losses and for benefits and claims decreased 45% from the prior-year quarter, reflecting a reserve release of $1.0 billion, principally related to U.S. Retail partner cards, in the current quarter, compared to a reserve build in the prior-year quarter of $0.6 billion. Lower net credit losses were partially offset by the impact of the adoption of SFAS 166/167. On a managed basis, net credit losses declined for the fifth consecutive quarter, driven by improvement in the international portfolios as well as U.S. mortgages and Retail partner cards.

        Assets declined 8% versus the prior year, primarily driven by portfolio run-off and the impact of asset sales, partially offset by an increase of $41 billion resulting from the adoption of SFAS 166/167.

3Q10 YTD vs. 3Q09 YTD

        Revenues, net of interest expense, decreased 10% from the prior-year period. Net interest revenue increased 9% due to the adoption of SFAS 166/167, partially offset by the impact of lower balances due to portfolio run-off and asset sales. Non-interest revenue declined 64%, primarily due to the absence of the $1.1 billion gain on sale of Redecard in the first quarter of 2009 and a higher mortgage repurchase reserve in the second and third quarters.

        Operating expenses decreased 16%, primarily due to the impact of divestitures, lower volumes, re-engineering actions and the absence of costs associated with the U.S. government loss-sharing agreement, which was exited in the fourth quarter of 2009.

        Provisions for credit losses and for benefits and claims decreased 36%, reflecting a net $1.0 billion reserve release in the first nine months of 2010 compared to a $4.9 billion build in the comparable period of 2009. Lower net credit losses across most businesses were partially offset by the impact of the adoption of SFAS 166/167. On a managed basis, net credit losses were lower, driven by improvement in the international portfolios, as well as U.S. mortgages and Retail partner cards.

        Assets declined 6% versus the prior-year period, primarily driven by portfolio run-off, higher loan loss reserve balances, and the impact of asset sales and divestitures, partially offset by an increase of $41 billion resulting from the adoption of SFAS 166/167.

Managed Presentations

	Third Quarter
	2010	2009
Managed credit losses as a percentage of average managed loans	6.31%	7.21%
Impact from credit card securitizations(1)	—	(0.62)

Net credit losses as a percentage of average loans	6.31%	6.59%

(1)
See discussion of adoption of SFAS 166/167 on page 3 and in Note 1 to the Consolidated Financial Statements.

Japan Consumer Finance

        As previously disclosed, Citigroup continues to actively monitor a number of matters involving its Japan Consumer Finance business, including customer refund claims and defaults, as well as financial and legislative, regulatory, judicial and other political developments, relating to the charging of "gray zone" interest. Gray zone interest represents interest at rates that are legal but for which claims may not be enforceable.

        On September 28, 2010, one of Japan's largest consumer finance companies (Takefuji) declared bankruptcy and is now seeking to restructure, with court protection and assistance. Citi believes this action reflects the financial distress that Japan's top consumer finance lenders are facing as they continue to deal with liabilities for "gray zone" interest refund claims. Citi will continue to monitor and evaluate these matters and its reserves related thereto.

SPECIAL ASSET POOL

        Special Asset Pool (SAP), which constituted approximately 23% of Citi Holdings by assets as of September 30, 2010, is a portfolio of securities, loans and other assets that Citigroup intends to continue to reduce actively over time through asset sales and portfolio run-off. At September 30, 2010, SAP had $95 billion of assets. SAP assets have declined by $233 billion, or 71%, from peak levels in the fourth quarter of 2007, reflecting cumulative asset sales, write-downs and portfolio run-off.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2010	2009		2010	2009
Net interest revenue	$223	$542	(59)%	$997	$2,346	(58)%
Non-interest revenue	91	821	(89)	1,429	(5,893)	NM

Revenues, net of interest expense	$314	$1,363	(77)%	$2,426	$(3,547)	NM

Total operating expenses	$116	$213	(46)%	367	$618	(41)%

Net credit losses	$689	$1,321	(48)%	$1,443	$4,468	(68)%
Credit reserve builds (release)	(610)	(285)	NM	(1,025)	(395)	NM
Provision for unfunded lending commitments	26	—	—	(39)	80	NM

Provisions for credit losses and for benefits and claims	$105	$1,036	(90)%	379	$4,153	(91)%

Income (loss) from continuing operations before taxes	$93	$114	(18)%	$1,680	$(8,318)	NM
Income taxes (benefits)	173	56	NM	758	(3,182)	NM

Income (loss) from continuing operations	$(80)	$58	NM	$922	$(5,136)	NM
Net income (loss) attributable to noncontrolling interests	74	20	NM	84	(28)	NM

Net income (loss)	$(154)	$38	NM	$838	$(5,108)	NM

EOP assets (in billions of dollars)	$95	$163	(42)%

NM
Not meaningful

3Q10 vs. 3Q09

        Revenues, net of interest expense, decreased 77% from the prior-year quarter, driven by lower positive net revenue marks. Revenues in the current quarter included non-credit accretion of $267 million and positive marks of $160 million on subprime-related direct exposures, partially offset by write-downs on commercial real estate of $123 million.

        Operating expenses decreased 46% driven by the absence of the U.S. government loss-sharing agreement, exited in the fourth quarter of 2009, and lower tax charges, transaction expenses and compensation expenses.

        Provisions for credit losses and for benefits and claims decreased 90%, primarily driven by lower net credit losses of $632 million and a larger reserve release of $325 million.

        Assets declined 42% versus the prior-year quarter due to asset sales in the current quarter (approximately $15 billion), amortization and prepayments, partially offset by the impact of the adoption of SFAS 166/167.

3Q10 YTD vs. 3Q09 YTD

        Revenues, net of interest expense, increased $6.0 billion primarily due to favorable net revenue marks relative to the prior-year period. Revenues for the first nine months of 2010 include positive marks of $2.0 billion on subprime-related direct exposures and non-credit accretion of $1.0 billion, partially offset by write-downs on commercial real estate of $355 million and on Alt-A mortgages of $333 million.

        Operating expenses decreased 41% mainly driven by lower volumes, lower transaction expenses, and the absence of the U.S. government loss-sharing agreement.

        Provisions for credit losses and for benefits and claims decreased 91%, primarily driven by a $3.0 billion decrease in net credit losses versus the prior-year period.

        The following table provides details of the composition of SAP assets as of September 30, 2010.

	Assets within Special Asset Pool as of September 30, 2010
In billions of dollars	Carrying value of assets	Face value	Carrying value as % of face value
Securities in Available-for-Sale (AFS)
Corporates	$7.1	$7.3	97%
Prime and non-U.S. mortgage-backed securities (MBS)	1.7	2.1	81
Auction rate securities (ARS)	2.0	2.5	80
Other securities	0.7	0.9	78

Total securities in AFS	$11.5	$12.8	90%

Securities in Held-to-Maturity (HTM)
Prime and non-U.S. MBS	$8.5	$10.5	81%
Alt-A mortgages	9.0	17.6	51
Corporates	6.3	7.0	90
ARS	1.0	1.2	83
Other securities	3.1	4.1	76

Total securities in HTM	$27.9	$40.4	69%

Loans, leases and letters of credit (LCs) in Held-for-Investment (HFI)/Held-for-Sale (HFS)(1)
Corporates	$9.6	$10.6	91%
Commercial real estate (CRE)	7.1	7.4	96
Other	2.0	2.4	83
Loan loss reserves	(2.5)	—	NM

Total loans, leases and LCs in HFI/HFS	$16.2	$20.5	79%

Mark to market
Subprime securities	$0.2	$1.6	13%
Other securities(2)	8.7	32.2	27
Derivatives	6.8	NM	NM
Loans, leases and letters of credit	3.1	4.6	67
Repurchase agreements	5.7	NM	NM

Total mark-to-market	$24.5	NM	NM

Highly leveraged finance commitments	$2.0	$2.8	69%
Equities (excludes ARS in AFS)	5.8	NM	NM
Monolines	0.5	NM	NM
Consumer and other(3)	6.6	NM	NM

Total	$95.0

(1)
HFS accounts for approximately $1.4 billion of the total.

(2)
Includes $4.6 billion of ARS and $1.4 billion of corporate securities.

(3)
Includes $1.6 billion of small business banking and finance loans and $1.0 billion of personal loans.

Notes: Assets previously held by the Citi-advised SIVs have been allocated to the corresponding asset categories above. SAP had total CRE exposures of $10.5 billion at September 30, 2010, which included unfunded commitments of $2.2 billion. SAP had total subprime assets of $2.3 billion at September 30, 2010, including assets of $1.0 billion of subprime-related direct exposures and $1.3 billion of trading account positions, which includes securities purchased from CDO liquidations.

Excludes Discontinued Operations.

Totals may not sum due to rounding.

NM    Not meaningful

Items Impacting SAP Revenues

        The table below provides additional information regarding the net revenue marks affecting the SAP during the third quarters of 2010 and 2009.

	Pretax revenue
In millions of dollars	Third Quarter 2010	Third Quarter 2009
Subprime-related direct exposures(1)	$160	$1,967
CVA related to exposure to monoline insurers	61	(61)
Alt-A mortgages(2)(3)	(6)	(196)
CRE positions(2)(4)	(123)	(485)
CVA on derivatives positions, excluding monoline insurers(2)	19	(61)
SIV assets	(4)	(40)
Private equity and equity investments	87	(21)
Highly leveraged loans and financing commitments(5)	—	(24)
ARS proprietary positions(6)	109	—
CVA on Citi debt liabilities under fair value option	(3)	(64)

Subtotal	$300	$1,015
Accretion on reclassified assets(7)	267	502

Total selected revenue items	$567	$1,517

(1)
Net of impact from hedges against direct subprime asset-backed security (ABS) collateralized debt obligation (CDO) super senior positions.

(2)
Net of hedges.

(3)
For these purposes, Alt-A mortgage securities are non-agency residential MBS (RMBS) where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.

(4)
Excludes CRE positions in SIV assets.

(5)
Net of underwriting fees.

(6)
Excludes gains of $23 million and $6 million in the third quarter of 2010 and 2009, respectively, from buy-backs of auction rate securities (ARS).

(7)
Recorded as net interest revenue.

        Totals may not sum due to rounding.

 CORPORATE/OTHER

        Corporate/Other includes global staff functions (including finance, risk, human resources, legal and compliance) and other corporate expense, global operations and technology, residual Corporate Treasury and corporate items.

        At September 30, 2010, this segment had approximately $279 billion of assets, consisting primarily of Citi's liquidity portfolio. The Student Loan Corporation is reported as Discontinued Operations within the Corporate/Other segment for the third quarter of 2010 period only.

	Third Quarter		Nine Months
In millions of dollars	2010	2009	2010	2009
Net interest revenue	$252	$(461)	$894	$(1,210)
Non-interest revenue	344	1,133	714	1,641

Total revenues, net of interest expense	$596	$672	$1,608	$431

Total operating expenses	$428	$440	$1,239	$863
Provisions for loan losses and for benefits and claims	(1)	1	—	3

Income (loss) from continuing operations before taxes	$169	$231	$369	$(435)
Income taxes (benefits)	78	134	185	151

Income (loss) from continuing operations	$91	$97	$184	$(586)
(Loss) from discontinued operations, net of taxes	(374)	(418)	(166)	(677)

Net income (loss) before attribution of noncontrolling interests	$(283)	$(321)	$18	$(1,263)
Net (loss) attributable to noncontrolling interests	(51)	—	(51)	(2)

Net income (loss)	$(232)	$(321)	$69	$(1,261)

3Q10 vs. 3Q09

        Revenues, net of interest expense, decreased primarily due to the absence of the pretax gain related to the exchange of preferred stock in 2009, offset partially by gains on sales of AFS securities, benefits from lower short-term interest rates and other improved Treasury results during the current quarter.

3Q10 YTD vs. 3Q09 YTD

        Revenues, net of interest expense, increased primarily due to gains on sales of AFS securities, benefits from lower short-term interest rates and other improved Treasury results, offset partially by the absence of the pretax gain related to the preferred exchange, referenced above.

        Operating expenses increased by 44% primarily due to compensation-related costs and legal reserve charges.

SEGMENT BALANCE SHEET AT SEPTEMBER 30, 2010

In millions of dollars	Regional Consumer Banking	Institutional Clients Group	Subtotal Citicorp	Citi Holdings	Corporate/Other and Consolidating Eliminations	Total Citigroup Consolidated
Assets
Cash and due from banks	$8,203	$16,320	$24,523	$1,203	$616	$26,342
Deposits with banks	8,593	49,006	57,599	5,081	87,391	150,071
Federal funds sold and securities borrowed or purchased under agreements to resell	270	233,793	234,063	5,994	—	240,057
Brokerage receivables	208	25,664	25,872	11,181	85	37,138
Trading account assets	12,503	301,347	313,850	23,248	—	337,098
Investments	34,863	104,755	139,618	55,427	145,205	340,250
Loans, net of unearned income
Consumer	223,034	—	223,034	240,070	—	463,104
Corporate	—	169,468	169,468	21,739	—	191,207

Loans, net of unearned income	$223,034	$169,468	$392,502	$261,809	$—	$654,311
Allowance for loan losses	(13,856)	(3,515)	(17,371)	(26,303)	—	(43,674)

Total loans, net	$209,178	$165,953	$375,131	$235,506	$—	$610,637
Goodwill	10,347	10,808	21,155	4,642	—	25,797
Intangible assets (other than MSRs)	2,254	987	3,241	4,464	—	7,705
Mortgage servicing rights (MSRs)	1,546	75	1,621	2,355	—	3,976
Other assets	31,689	54,279	85,968	40,877	45,955	172,800
Assets of discontinued operations	—	—	—	31,409	—	31,409

Total assets	$319,654	$962,987	$1,282,641	$421,387	$279,252	$1,983,280

Liabilities and equity
Total deposits	$300,268	$456,882	$757,150	$82,327	$10,618	$850,095
Federal funds purchased and securities loaned or sold under agreements to repurchase	4,946	186,676	191,622	264	179	192,065
Brokerage payables	176	51,092	51,268	—	249	51,517
Trading account liabilities	36	139,727	139,763	2,242	—	142,005
Short-term borrowings	137	58,776	58,913	1,046	27,054	87,013
Long-term debt	3,284	75,504	78,788	12,610	295,932	387,330
Other liabilities	18,819	22,717	41,536	15,619	21,043	78,198
Liabilities of discontinued operations	—	—	—	29,874	—	29,874
Net inter-segment funding (lending)	(8,012)	(28,387)	(36,399)	277,405	(241,006)	—
Total Citigroup stockholders' equity	—	—	—	—	$162,913	$162,913
Noncontrolling interest	—	—	—	—	2,270	2,270

Total equity	—	—	—	—	165,183	165,183

Total liabilities and equity	$319,654	$962,987	$1,282,641	421,387	$279,252	$1,983,280

        The supplemental information presented above reflects Citigroup's consolidated GAAP balance sheet by reporting segment as of September 30, 2010. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors' understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationship of the asset and liability dynamics of the balance sheet components among Citi's business segments.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Historically, Citi has generated capital by earnings from its operating businesses. However, Citi may augment, and during the recent financial crisis did augment, its capital through issuances of common stock, convertible preferred stock, preferred stock, equity issued through awards under employee benefit plans, and, in the case of regulatory capital, through the issuance of subordinated debt underlying trust preferred securities. Further, the impact of future events on Citi's business results, such as corporate and asset dispositions, as well as changes in regulatory and accounting standards, also affects Citi's capital levels.

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

        Senior management is responsible for the capital management process mainly through Citigroup's Finance and Asset and Liability Committee (FinALCO), with oversight from the Risk Management and Finance Committee of Citigroup's Board of Directors. FinALCO is composed of the senior-most management of Citigroup for the purpose of engaging management in decision-making and related discussions on capital and liquidity matters. Among other things, FinALCO's responsibilities include: determining the financial structure of Citigroup and its principal subsidiaries; ensuring that Citigroup and its regulated entities are adequately capitalized in consultation with its regulators; determining appropriate asset levels and return hurdles for Citigroup and individual businesses; reviewing the funding and capital markets plan for Citigroup; and setting and monitoring corporate and bank liquidity levels, and the impact of currency translation on non-U.S. capital.

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

        In 2009, the U.S. banking regulators developed a new measure of capital termed "Tier 1 Common," which is defined as Tier 1 Capital less non-common elements, including qualifying perpetual preferred stock, qualifying noncontrolling interests, and qualifying mandatorily redeemable securities of subsidiary trusts. For more detail on all of these capital metrics, see "Components of Capital Under Regulatory Guidelines" below.

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

        To be "well capitalized" under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. The following table sets forth Citigroup's regulatory capital ratios as of September 30, 2010 and December 31, 2009, respectively.

Citigroup Regulatory Capital Ratios

	Sept. 30, 2010	Dec. 31, 2009
Tier 1 Common	10.33%	9.60%
Tier 1 Capital	12.50%	11.67
Total Capital (Tier 1 Capital + Tier 2 Capital)	16.14%	15.25
Leverage	6.57%	6.87

        As noted in the table above, Citigroup was "well capitalized" under the current federal bank regulatory agency definitions as of September 30, 2010 and December 31, 2009.

Components of Capital Under Regulatory Guidelines

In millions of dollars	September 30, 2010	December 31, 2009
Tier 1 Common
Citigroup common stockholders' equity	$162,601	$152,388
Less: Net unrealized losses on securities available-for-sale, net of tax(1)	(997)	(4,347)
Less: Accumulated net losses on cash flow hedges, net of tax	(3,305)	(3,182)
Less: Pension liability adjustment, net of tax(2)	(3,500)	(3,461)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in own credit worthiness, net of tax(3)	662	760
Less: Disallowed deferred tax assets(4)	34,303	26,044
Less: Intangible assets:
Goodwill	25,797	25,392
Other disallowed intangible assets	5,242	5,899
Other	(706)	(788)

Total Tier 1 Common	$103,693	$104,495

Qualifying perpetual preferred stock	$312	$312
Qualifying mandatorily redeemable securities of subsidiary trusts	20,321	19,217
Qualifying noncontrolling interests	1,121	1,135
Other	—	1,875

Total Tier 1 Capital	$125,447	$127,034

Tier 2 Capital
Allowance for credit losses(5)	$12,971	$13,934
Qualifying subordinated debt(6)	22,569	24,242
Net unrealized pretax gains on available-for-sale equity securities(1)	971	773

Total Tier 2 Capital	$36,511	$38,949

Total Capital (Tier 1 Capital and Tier 2 Capital)	$161,958	$165,983

Risk-weighted assets(7)	$1,003,458	$1,088,526

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

(4)
Of Citi's approximately $51 billion of net deferred tax assets at September 30, 2010, approximately $14 billion of such assets were includable without limitation in regulatory capital pursuant to risk-based capital guidelines, while approximately $34 billion of such assets exceeded the limitation imposed by these guidelines and, as "disallowed deferred tax assets," were deducted in arriving at Tier 1 Capital. Citigroup's approximately $3 billion of other net deferred tax assets primarily represented approximately $1 billion of deferred tax effects of unrealized gains and losses on available-for-sale debt securities and approximately $2 billion of deferred tax effects of the pension liability adjustment, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines. Citi had approximately $26 billion of disallowed deferred tax assets at December 31, 2009.

(5)
Includable up to 1.25% of risk-weighted assets. Any excess allowance for credit losses is deducted in arriving at risk-weighted assets.

(6)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(7)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $62.5 billion for interest rate, commodity, and equity derivative contracts, foreign exchange contracts, and credit derivatives as of September 30, 2010, compared with $64.5 billion as of December 31, 2009. Market risk equivalent assets included in risk-weighted assets amounted to $56.3 billion at September 30, 2010 and $80.8 billion at December 31, 2009. Risk-weighted assets also include the effect of certain other off-balance-sheet exposures, such as unused lending commitments and letters of credit, and reflect deductions such as certain intangible assets and any excess allowance for credit losses.

Adoption of SFAS 166/167 Impact on Capital

        As previously disclosed, the adoption of SFAS 166/167 had a significant and immediate impact on Citigroup's capital ratios as of January 1, 2010.

        As described further in Note 1 to the Consolidated Financial Statements, the adoption of SFAS 166/167 resulted in the consolidation of $137 billion of incremental assets and $146 billion of liabilities onto Citigroup's Consolidated Balance Sheet, including securitized credit card receivables on the date of adoption, January 1, 2010. The adoption of SFAS 166/167 also resulted in a net increase of $10 billion in risk-weighted assets. In addition, Citi added $13.4 billion to the loan loss allowance, increased deferred tax assets by $5.0 billion, and reduced retained earnings by $8.4 billion. This translated into a decrease in Tier 1 Common, Tier 1 Capital, and Total Capital of $14.2 billion, $14.2 billion and $14.0 billion, respectively, and a reduction in Tangible Common Equity (described below) of $8.4 billion, which were partially offset by net income of $4.4 billion and $2.3 billion of qualifying mandatorily redeemable securities of subsidiary trusts issued during the first quarter of 2010.

        The impact on Citigroup's capital ratios from the January 1, 2010 adoption of SFAS 166/167 was as follows:

As of January 1, 2010	Impact
Tier 1 Common	(138	) bps
Tier 1 Capital	(141	) bps
Total Capital	(142	) bps
Leverage	(118	) bps

TCE (TCE/RWA)	(87	) bps

        For more information, see Note 1 to the Consolidated Financial Statements below.

Common Stockholders' Equity

        Citigroup's common stockholders' equity increased during the nine months ended September 30, 2010 by $10.2 billion to $162.6 billion, and represented 8.2% of total assets as of September 30, 2010.

        The table below summarizes the change in Citigroup's common stockholders' equity during the first nine months of 2010:

In billions of dollars
Common stockholders' equity, December 31, 2009	$152.4
Transition adjustment to retained earnings associated with the adoption of SFAS 166/167 (as of January 1, 2010) and the adoption of ASU 2010-11 (recorded on July 1, 2010)	(8.5)
Net income	9.3
Employee benefit plans and other activities	2.0
ADIA Upper DECs equity units purchase contract	3.8
Net change in accumulated other comprehensive income (loss), net of tax	3.6

Common stockholders' equity, September 30, 2010	$162.6

        As of September 30, 2010, $6.7 billion of stock repurchases remained under Citi's authorized repurchase programs. No material repurchases were made in the first nine months of 2010, or the year ended December 31, 2009. For so long as the U.S. government holds any Citigroup common stock or trust preferred securities, Citigroup has generally agreed not to acquire, repurchase or redeem any Citigroup equity or trust preferred securities, other than pursuant to administering its employee benefit plans or other customary exceptions, or with the consent of the U.S. government.

Tangible Common Equity (TCE)

        TCE, as defined by Citigroup, represents Common equity less Goodwill and Intangible assets (other than Mortgage Servicing Rights (MSRs)), net of the related net deferred taxes. Other companies may calculate TCE in a manner different from that of Citigroup. Citi's TCE was $129.0 billion at September 30, 2010 and $118.2 billion at December 31, 2009.

        The TCE ratio (TCE divided by risk-weighted assets) was 12.9% at September 30, 2010 and 10.9% at December 31, 2009.

        TCE is a capital adequacy metric used and relied upon by industry analysts; however, it is a non-GAAP financial measure for SEC purposes. A reconciliation of Citigroup's total stockholders' equity to TCE follows:

In millions of dollars	Sept. 30, 2010	Dec. 31, 2009
Total Citigroup stockholders' equity	$162,913	$152,700
Less:
Preferred stock	312	312

Common equity	$162,601	$152,388
Less:
Goodwill	25,797	25,392
Intangible assets (other than MSRs)	7,705	8,714
Related net deferred tax assets	59	68

Tangible common equity (TCE)	$129,040	$118,214

Tangible assets
GAAP assets	$1,983,280	$1,856,646
Less:
Goodwill	25,797	25,392
Intangible assets (other than MSRs)	7,705	8,714
Related deferred tax assets	361	386
Federal bank regulatory reclassification	—	5,746

Tangible assets (TA)	$1,949,417	$1,827,900

Risk-weighted assets (RWA)	$1,003,458	$1,088,526

TCE/TA ratio	6.62%	6.47%

TCE/RWA ratio	12.86%	10.86%

Capital Resources of Citigroup's Depository Institutions

        Citigroup's U.S. subsidiary depository institutions are also subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the guidelines of the Federal Reserve Board. To be "well capitalized" under current regulatory definitions, Citigroup's depository institutions must have a Tier 1 Capital ratio of at least 6%, a Total Capital (Tier 1 Capital + Tier 2 Capital) ratio of at least 10%, and a Leverage ratio of at least 5%, and not be subject to a regulatory directive to meet and maintain higher capital levels.

        At September 30, 2010 and December 31, 2009, all of Citigroup's U.S. subsidiary depository institutions including Citigroup's primary subsidiary depository institution, Citibank, N.A., were "well capitalized" under current federal bank regulatory agency definitions, as noted in the following table:

Citibank, N.A. Components of Capital and Ratios Under Regulatory Guidelines

In billions of dollars	Sept. 30, 2010	Dec. 31, 2009
Tier 1 Common	$103.6	$95.8
Tier 1 Capital	104.5	96.8
Total Capital (Tier 1 Capital + Tier 2 Capital)	117.9	110.6

Tier 1 Common ratio	14.52%	13.02%
Tier 1 Capital ratio	14.64	13.16
Total Capital ratio	16.52	15.03
Leverage ratio(1)	9.04	8.31

(1)
Tier 1 Capital divided by each period's quarterly adjusted average total assets.

        Similar to pending changes to capital standards applicable to Citigroup and its broker-dealer subsidiaries, as discussed below, the capital requirements applicable to Citigroup's subsidiary depository institutions may be subject to change in light of actions currently being considered, particularly at the regulatory level. Citigroup will continue to monitor these developments closely.

        There are various legal and regulatory limitations on the ability of Citigroup's subsidiary depository institutions to pay dividends to Citigroup and its non-bank subsidiaries. In determining the declaration of dividends, each depository institution must also consider its effect on applicable risk-based capital and Leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup did not receive any dividends from its bank subsidiaries during the first nine months of 2010. See also "Funding and Liquidity—Other" below.

Impact of Changes on Capital Ratios

        The following table presents the estimated sensitivity of Citigroup's and Citibank, N.A.'s capital ratios to changes of $100 million in Tier 1 Common, Tier 1 Capital, or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator), based on financial information as of September 30, 2010. This information is provided for the purpose of analyzing the impact that a change in Citigroup's or Citibank, N.A.'s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Leverage ratio
	Impact of $100 million change in Tier 1 Common	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average total assets
Citigroup	1.0 bps	1.0 bps	1.0 bps	1.2 bps	1.0 bps	1.6 bps	0.5 bps	0.3 bps

Citibank, N.A.	1.4 bps	2.0 bps	1.4 bps	2.1 bps	1.4 bps	2.3 bps	0.9 bps	0.8 bps

Broker-Dealer Subsidiaries

        At September 30, 2010, Citigroup Global Markets Inc., a broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc. (CGMHI), had net capital, computed in accordance with the SEC's net capital rule, of $9.0 billion, which exceeded the minimum requirement by $8.2 billion.

        In addition, certain of Citi's broker-dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup's broker-dealer subsidiaries were in compliance with their capital requirements at September 30, 2010.

        Similar to pending changes to capital standards applicable to Citigroup, as discussed under "Regulatory Capital and Liquidity Standards Developments" below, net capital requirements applicable to Citigroup's broker-dealer subsidiaries in the U.S. and other jurisdictions will be subject to change in light of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act) and other actions currently being considered, particularly at the regulatory level. Citi will continue to monitor these developments closely.

Regulatory Capital and Liquidity Standards Developments

        The prospective regulatory capital and liquidity standards for financial institutions are currently subject to significant debate, rulemaking activity and uncertainty, both in the U.S. as well as internationally. Citi will continue to monitor these developments closely.

        Basel II and III.    In late 2005, the Basel Committee on Banking Supervision (Basel Committee) published a new set of risk-based capital standards (Basel II) which would permit banks, including Citigroup, to leverage internal risk models used to measure credit, operational, and market risk exposures to drive regulatory capital calculations. In late 2007, the U.S. banking regulators adopted these standards for large banks, including Citigroup. As adopted, the standards require Citigroup, as a large and internationally active bank, to comply with the most advanced Basel II approaches for calculating credit and operational risk capital requirements. The U.S. implementation timetable consists of a parallel calculation period under the current regulatory capital regime (Basel I) and Basel II, followed by a three-year transitional period.

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

        Apart from the Basel II rules regarding credit and operational risks, in June 2010 the Basel Committee proposed revisions to the market risk capital framework which could also result in additional capital requirements.

        Further, as an outgrowth of the financial crisis, the Basel Committee undertook to establish global financial reforms designed to strengthen existing capital requirements as well as set forth new liquidity risk measures (Basel III). The Basel III effort, which began with the issuance of capital and liquidity proposals in December 2009, and which were subsequently partially amended, culminated with the announcement by the Basel Committee in September 2010 as to agreement with respect to the calibration of the risk-based capital ratios and newly introduced Leverage ratio, the planned approach for the proposed liquidity ratios, and transitional arrangements for implementing all of the new requirements.

        Under these standards, when fully phased-in on January 1, 2019, Citigroup would be required to maintain risk-based capital ratios as follows:

	Tier 1 Common	Tier 1 Capital	Total Capital
Stated Minimum Ratio	4.5%	6.0%	8.0%
Plus: Capital Conservation Buffer Requirement	2.5%	2.5%	2.5%

Effective Minimum Ratio	7.0%	8.5%	10.5%

        While banking organizations may draw on the 2.5% capital conservation buffer to absorb losses during periods of financial or economic stress, restrictions on earnings distributions (e.g., dividends, equity repurchases, and discretionary compensation) would ensue, with the degree of such restrictions greater based upon the extent to which the buffer is utilized. Moreover, subject to national discretion by the respective bank supervisory or regulatory authorities, a countercyclical capital buffer ranging from 0% – 2.5%, consisting of common equity or other fully loss absorbing capital, would also be invoked on banking organizations when it is deemed that excess aggregate credit growth is resulting in a build-up of systemic risk in a given country. This countercyclical capital buffer, when in effect, would serve as an additional buffer supplementing the capital conservation buffer.

        As a systemically important financial institution, Citigroup may also be subject to additional capital requirements. The Basel Committee and the Financial Stability Board are currently developing an integrated approach to systemically important financial institutions which could include combinations of capital surcharges, contingent capital, and bail-in debt.

        The Basel Committee's objective of strengthening the quality, consistency and transparency of banking organizations' regulatory capital base is not only evidenced by formalizing the desired predominance of Tier 1 Common capital through a substantial effective minimum ratio requirement, but is also demonstrated by requiring that Tier 1 Common capital be measured after applying generally all regulatory adjustments (including applicable deductions). The impact of these regulatory adjustments on Tier 1 Common capital would be phased-in incrementally at 20% annually beginning on January 1, 2014, with full implementation by January 1, 2018. During the transition period, the portion of the regulatory adjustments (including applicable deductions) not applied against Tier 1 Common capital would continue to be subject to existing national treatments.

        Further, under Basel III, certain capital instruments would no longer qualify as non-common components of Tier 1 Capital (e.g., trust preferred securities and cumulative perpetual preferred stock) or Tier 2 Capital. These instruments would be subject to a 10% per-year phase-out over 10 years beginning on January 1, 2013 (although this phase-out period will be substantially shorter in the U.S. as a result of the so-called "Collins Amendment" to the Financial Reform Act discussed below), except for certain limited grandfathering. In addition, the Basel Committee is considering a proposal that would require capital instruments to contain mandatory write-down or common stock conversion features in order to qualify as components of Tier 1 or Tier 2 Capital.

        Although U.S. banking organizations, such as Citigroup, are currently subject to a supplementary, non-risk-based measure of leverage for capital adequacy purposes (see "Capital Ratios" above), Basel III would establish a more constrained Leverage ratio requirement. Initially, during a four-year parallel run beginning on January 1, 2013, banking organizations will be required to maintain a minimum 3% Tier 1 Capital Leverage ratio. Disclosure of such ratio, and its components, would start on January 1, 2015. Depending upon the results of the parallel run test period, there could be subsequent adjustments to the Leverage ratio, which is targeted to be finalized in 2017 and a formal requirement by January 1, 2018.

        The Basel Committee also proposed the establishment of two formal measures intended to strengthen liquidity risk management and supervision, a short-term Liquidity Coverage Ratio (LCR) as well as a long-term, structural, Net Stable Funding Ratio (NSFR). The LCR, which would become a minimum standard on January 1, 2015 (after an observation period beginning in 2011), has been designed to ensure banking organizations maintain an adequate level of unencumbered cash and high quality unencumbered assets that can be converted into cash to meet liquidity needs. The NSFR would be introduced as a minimum requirement by January 1, 2018 (after an observation period beginning in 2012), and is designed to promote the medium and long-term funding of assets and activities over a one-year time horizon. Both ratios must be at least 100%.

        Certain of the Basel III rules are currently expected to be ratified as final in November 2010 and published by January 2011. The U.S. banking agencies will then be required to finalize, within two years, the rules to be applied by U.S. banking organizations commencing on January 1, 2013.

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

        Further, the so-called "Collins Amendment" to the Financial Reform Act will result in new minimum capital requirements for bank holding companies such as Citigroup, and could require Citigroup to replace certain of its outstanding securities that are currently counted towards Citi's Tier 1 Capital requirements, such as trust preferred securities, over a period of time.

FUNDING AND LIQUIDITY

Overview

        Citi's funding and liquidity objective is to both fund its existing asset base and maintain sufficient excess liquidity so that it can operate under a wide variety of market conditions. A wide range of liquidity scenarios are considered based on both historical industry experience and hypothetical situations. The approach is to ensure Citi has sufficient funding that is structural in nature so as to accommodate market disruptions for both short- and long-term periods. Due to various constraints that limit the free transfer of liquidity or capital between Citi-affiliated entities (as discussed below), Citigroup's primary liquidity objectives are established by entity and in aggregate across:

  (i)
  the parent holding company, Citigroup Funding Inc.(CFI), and broker-dealer subsidiaries (collectively referred to in this section as "parent and broker-dealer"); and

  (ii)
  the bank subsidiaries, such as Citibank, N.A.

        Citigroup's goal is to make certain that there is sufficient funding to ensure that aggregate liquidity resources are available for these two entities. The primary sources of funding include (i) deposits via Citi's bank subsidiaries, which are Citi's lowest-cost source of long-term funding, (ii) long-term debt (including trust preferred securities and other long-term collateralized financing) issued at the parent and broker-dealer and certain bank subsidiaries, and (iii) stockholders' equity. These sources are supplemented by a modest amount of short-term borrowings, primarily in the form of commercial paper and secured financing (securities loaned or sold under agreements to repurchase) at the Citigroup parent and broker-dealer.

        Citigroup works to ensure that the structural tenor of these funding sources is sufficiently long in relation to the tenor of its asset base. In fact, the key goal of Citi's asset-liability management is to ensure that there is excess tenor in the liability structure so as to provide excess liquidity to fund the assets. The net tenor profile of this excess liquidity can effectively offset potential draws on liquidity that may occur under stress. This excess funding is held in the form of the aggregate liquidity resources, as described below.

        For additional information on prospective regulatory liquidity standards for financial institutions such as Citi, see "Capital Resources—Regulatory Capital and Liquidity Standards Developments" above.

Aggregate Liquidity Resources

	Parent & Broker-Dealer			Significant Bank Entities			Total
In billions of dollars	Sept. 30, 2010	Jun. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Jun. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Jun. 30, 2010	Sept. 30, 2009
Cash at major central banks	$16.1	$24.7	$19.6	$79.1	$86.0	$148.8	$95.2	$110.7	$168.4
Unencumbered Liquid Securities	73.9	56.8	56.4	161.7	143.4	59.4	235.6	200.2	115.8

Total	$90.0	$81.5	$76.0	$240.8	$229.4	$208.2	$330.8	$310.9	$284.2

        As noted in the table above, Citigroup's aggregate liquidity resources totaled $330.8 billion at September 30, 2010, compared with $310.9 billion at June 30, 2010 and $284.2 billion at September 30, 2009. These amounts are as of quarter-end, and may increase or decrease intra-quarter in the ordinary course of business. During the quarter ended September 30, 2010, the intra-quarter amounts did not fluctuate materially from the quarter-end amounts noted above.

        At September 30, 2010, Citigroup's parent and broker-dealer "cash box" totaled $90.0 billion, an increase of $8.5 billion from June 30, 2010 and compared with $76.0 billion at September 30, 2009. This includes the liquidity portfolio and "cash box" held in the United States as well as government bonds held by Citigroup's broker-dealer entities in the United Kingdom and Japan.

        Citigroup's bank subsidiaries had an aggregate of approximately $79.1 billion of cash on deposit with major central banks (including the U.S. Federal Reserve Banks, European Central Bank, Bank of England, Swiss National Bank, Bank of Japan, the Monetary Authority of Singapore, and the Hong Kong Monetary Authority) at September 30, 2010, compared with approximately $86 billion at June 30, 2010 and $148.8 billion at September 30, 2009.

        Citigroup's bank subsidiaries also have significant additional liquidity resources through unencumbered highly liquid government and government-backed securities. These securities are available for sale or secured funding through private markets or by pledging to the major central banks. The value of these liquid securities was $161.7 billion at September 30, 2010, compared with $143.4 billion at June 30, 2010 and $59.4 billion at September 30, 2009. Significant amounts of cash and liquid securities are also available in other Citigroup entities.

        In addition to the highly liquid securities noted above, Citigroup's bank subsidiaries also maintain additional unencumbered securities and loans, which are currently pledged to the U.S. Federal Home Loan Banks' and U.S. Federal Reserve Banks discount window.

Deposits

        Citi views its deposit base within its bank subsidiaries as its most stable and lowest-cost funding source. Citi continues to focus on maintaining a geographically diverse retail and corporate deposit base that stood at approximately $850 billion at September 30, 2010, as compared with $814 billion at June 30, 2010 and $828 billion at March 31, 2010. Approximately 60% of the deposit increase from the second quarter of 2010 to the third quarter of 2010 was driven by FX translation, with the rest primarily driven by an increase in deposits in our international Transaction Services businesses. Citigroup's deposits are diversified across clients, products and regions, with approximately 64% outside of the United States as of September 30, 2010. The Financial Reform Act,

signed into law on July 21, 2010, permanently increased the statutory standard maximum deposit insurance amount for U.S. deposits to $250,000 per depositor.

Long-Term Debt

        Long-term debt is an important funding source because of its multi-year maturity structure. At September 30, 2010, long-term debt outstanding for Citigroup, was as follows:

In billions of dollars	Parent & Broker-Dealer	Bank		Total Citigroup(1)
Long-term debt(2)	$271.2	$116.1	(3)	$387.3

(1)
Includes $69.6 billion of long-term debt related to VIEs consolidated effective January 1, 2010 with the adoption of SFAS 166/167.

(2)
Of this amount, approximately $59.6 billion is guaranteed by the FDIC under the TLGP with $1.3 billion maturing in the remainder of 2010, $20.3 billion maturing in 2011 and $38 billion maturing in 2012.

(3)
At September 30, 2010, approximately $18.5 billion relates to collateralized advances from the Federal Home Loan Bank.

        The table below details the long-term debt issuances of Citigroup during the past five quarters.

In billions of dollars	3Q09	4Q09		1Q10	2Q10		3Q10
Unsecured long-term debt issued under TLGP guarantee	$10.0	$10.0		$—	$—		$—
Unsecured long-term debt issued without TLGP guarantee:	12.6	4.6	(1)	1.3	4.4	(2)	6.8
Unsecured long-term debt issued by local country	2.7	2.5		1.7	1.0		2.1
Trust Preferred Securities (TRUPS)	27.1	—		2.3	—		—
Secured Debt & Securitizations	5.2	2.7		2.0	—		—

Total	$57.6	$19.8		$7.3	$5.4		$8.9

(1)
Includes approximately $1.9 billion of senior debt issued under remarketing of an equal amount of trust preferred securities held by Abu Dhabi Investment Authority (ADIA) to enable ADIA to execute the forward stock purchase contract in March 2010.

(2)
Includes approximately $1.9 billion of senior debt issued under remarketing of an equal amount of trust preferred securities held by ADIA to enable ADIA to execute the forward stock purchase contract in September 2010.

Liquidity Ratios

        Structural liquidity ensures that the asset base is funded by sufficiently long-dated liabilities. The structural liquidity ratio, defined as the sum of deposits, long-term debt and stockholders' equity as a percentage of total assets, measures this in broad terms. Citi's structural liquidity ratio was 71% at September 30, 2010, virtually unchanged from June 30, 2010 and compared with 72% at September 30, 2009.

        Another measure of Citi's structural liquidity is cash capital. Cash capital is a more detailed measure of the ability to fund the structurally illiquid portion of Citigroup's balance sheet than traditional measures, such as deposits to loans or core deposits to loans. Cash capital measures the amount of long-term funding (>1 year) available to fund illiquid assets. Long-term funding includes core customer deposits, long-term debt and equity. Illiquid assets include loans (net of sale/securitization adjustments), illiquid securities, securities haircuts and other assets (i.e., goodwill, intangibles, fixed assets, receivables, etc.). At September 30, 2010, both the parent and broker-dealer and the aggregate bank subsidiaries had a significant excess of cash capital.

        In addition, as of September 30, 2010, the parent and broker-dealer maintained liquidity to meet all maturing obligations significantly in excess of a one-year period without access to the unsecured wholesale markets.

Short-Term Borrowings

        As noted above, Citi supplements its primary sources of funding with a modest amount of short-term borrowings. Short-term borrowings primarily consist of commercial paper, borrowings from banks and other market participants and secured financing (securities loaned or sold under agreements to repurchase).

        At September 30, 2010, commercial paper outstanding for Citigroup's parent and broker-dealer and bank subsidiaries, respectively, was as follows:

In billions of dollars	Parent & Broker-Dealer	Bank(1)	Total Citigroup
Commercial paper	$9.6	$26.6	$36.2

(1)
Includes $26.6 billion of commercial paper related to VIEs consolidated effective January 1, 2010 with the adoption of SFAS 166/167.

        As noted in the footnote to the table above, $26.6 billion of the commercial paper outstanding at September 30, 2010 reflects the consolidation of VIEs pursuant to the adoption of SFAS 166/167 effective January 1, 2010. The VIE consolidation led to an increase in bank subsidiary commercial paper, while parent and broker-dealer commercial paper remained at recent levels. For the quarter ended September 30, 2010, the average outstanding commercial paper was approximately $35 billion.

        The short-term borrowings line on Citi's balance sheet at September 30, 2010 also includes $41.8 billion of borrowings from banks and other market participants, which includes borrowing from the Federal Home Loan Banks. The average balance of borrowings from banks and other market participants for the quarter ended September 30, 2010 was approximately $46 billion.

        Secured financing is conducted through Citi's broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the trading inventory. At September 30, 2010, secured financing was $192.1 billion and averaged approximately $203 billion during the three months ended September 30, 2010.

        The majority of this secured financing is collateralized by highly liquid government and government-backed securities. Of the remainder, a portion relates to matched-book transactions that are part of the business activity of secured lending to customers, which appears as an asset on Citi's Consolidated Balance Sheet ("Securities Borrowed or Purchased Under Agreements to Resell"). These matched-book transactions have matching tenor profiles resulting in minimal funding requirements. The balance of secured financing that is not matched-book transactions is carefully calibrated by asset quality, tenor and counterparty exposure and, as discussed above, supplement Citi's other sources of funding.

        See Note 12 to the Consolidated Financial Statements for further detail on Citigroup's and its affiliates' outstanding long-term debt and short-term borrowings.

Liquidity Transfer Between Entities

        Liquidity is generally transferable across the various affiliates of the parent and broker-dealer, subject to standard legal terms. Similarly, the parent and broker-dealer can generally transfer excess liquidity into its bank subsidiaries, such as Citibank, N.A. In addition, Citigroup's bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker dealer in accordance with Section 23A of the Federal Reserve Act. As of September 30, 2010, the amount available for lending under Section 23A was approximately $30 billion, provided the funds are collateralized appropriately.

Funding Outlook

        Citi currently estimates its long-term debt maturing for the full year 2010 is approximately $36 billion (approximately $31.6 billion had matured as of September 30, 2010). Given the current status of Citi's liquidity resources, Citi currently expects to refinance approximately $20 billion of its long-term debt maturing in 2010, and does not expect to refinance its TLGP debt maturing in 2010. As of September 30, 2010, Citi had issued approximately $15.7 billion of long-term debt, and expects to issue approximately $4.5 billion during the rest of 2010. Looking forward, Citi currently estimates its long-term debt maturing during 2011 is approximately $40 billion, and it expects to re-issue approximately $20 billion of this debt during the year. Citi does not expect to refinance its TLGP debt as it matures during 2011 and 2012 (approximately $58 billion). Citi continues to review its funding and liquidity needs and may adjust its expected issuances due to market conditions or regulatory requirements, among other factors.

Credit Ratings

        Citigroup's ability to access the capital markets and other sources of funds, as well as the cost of these funds and its ability to maintain certain deposits, is dependent on its credit ratings. The table below indicates the current ratings for Citigroup. (As a result of the Citigroup guarantee, changes in ratings for CFI are the same as those of Citigroup.)

Citigroup's Debt Ratings as of September 30, 2010

	Citigroup Inc/Citigroup Funding Inc.		Citibank, N.A.
	Senior debt	Commercial paper	Long- term	Short- term
Fitch Ratings	A+	F1+	A+	F1+
Moody's Investors Service (Moody's)	A3	P-1	A1	P-1
Standard & Poor's (S&P)	A	A-1	A+	A-1

        The credit rating agencies included in the chart above have each indicated that they are evaluating the impact of the Financial Reform Act on the rating support assumptions currently included in their methodologies as related to large U.S. bank holding companies. These evaluations are generally as a result of agencies' belief that the Financial Reform Act increases the uncertainty regarding the U.S. government's willingness to provide extraordinary support to such companies.

        Consistent with such belief and to bring Citi in line with other large U.S. banks, S&P and Moody's revised their outlooks on Citigroup's supported ratings from stable to negative in February and July of 2010, respectively. In addition, Fitch placed Citigroup's supported ratings on rating watch negative in October of 2010, along with most U.S. bank and bank holding companies' support ratings, support floors and other ratings that are sovereign-support dependent. While the ultimate timing of the completion of the credit rating agencies' evaluations, as well as the outcomes, is uncertain, the agencies have indicated that their evaluations for the large, U.S. banks will likely conclude on or around the following time periods:

  •
  Fitch—second quarter 2011

  •
  Moody's—third quarter 2011—second quarter 2012

  •
  S&P—fourth quarter 2010

        Ratings downgrades by Fitch, Moody's or S&P could have material impacts on funding and liquidity through cash obligations, reduced funding capacity and due to collateral triggers. Because of the current credit ratings of Citigroup, a one-notch downgrade of its senior debt/long-term rating may or may not impact Citigroup's commercial paper/short-term rating by one notch. As of September 30, 2010, Citi currently believes that a one-notch downgrade of both the senior debt/long-term rating of Citigroup and a one-notch downgrade of Citigroup's commercial paper/short-term rating could result in the assumed loss of unsecured commercial paper ($8.8 billion) and tender option bonds funding ($0.4 billion) as well as derivative triggers and additional margin requirements ($1.1 billion). Other funding sources, such as secured financing and other margin requirements for which there are no explicit triggers, could also be adversely affected. The aggregate liquidity resources of Citigroup's parent and broker-dealer stood at $90.0 billion as of September 30, 2010, in part as a contingency for such an event, and a broad range of mitigating actions are currently included in the Citigroup Contingency Funding Plan. These mitigating factors include, but are not limited to, accessing funding capacity from existing clients, diversifying funding sources, tailoring levels of secured lending, adjusting the size of select trading books, and collateralized borrowings from significant bank subsidiaries.

        Citi currently believes that a more severe ratings downgrade scenario, such as a two-notch downgrade of the senior debt/long-term rating of Citigroup, accompanied by a one-notch downgrade of Citigroup's commercial paper/short-term rating, could result in an additional $1.4 billion in funding requirement in the form of cash obligations and collateral.

        Further, as of September 30, 2010, a one-notch downgrade of the senior debt/long-term ratings of Citibank, N.A. could result in an approximate $3.8 billion funding requirement in the form of collateral and cash obligations. Because of the current credit ratings of Citibank, N.A., a one-notch downgrade of its senior debt/long-term rating is unlikely to have any impact on its commercial paper/short-term rating. The significant bank entities, Citibank, N.A., and other bank vehicles have aggregate liquidity resources of $241 billion, and have a detailed contingency funding plan that encompasses a broad range of mitigating actions.

 OFF-BALANCE-SHEET ARRANGEMENTS

        Citigroup and its subsidiaries are involved with several types of off-balance-sheet arrangements, including special purpose entities (SPEs), primarily in connection with securitization activities in Regional Consumer Banking and Institutional Clients Group. Citigroup and its subsidiaries use SPEs principally to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup's financial assets, assisting clients in securitizing their financial assets and creating investment products for clients. The adoption of SFAS 166/167, effective on January 1, 2010, caused certain SPEs, including credit card receivables securitization trusts and asset-backed commercial paper conduits, to be consolidated in Citi's Consolidated Financial Statements. For further information on Citi's securitization activities and involvement in SPEs, see Notes 1 and 14 to the Consolidated Financial Statements.

MANAGING GLOBAL RISK

        Citigroup's risk management framework balances strong corporate oversight with well-defined independent risk management functions for each business and region, as well as cross-business product expertise. The Citigroup risk management framework is described in Citigroup's 2009 Annual Report on Form 10-K.

CREDIT RISK

Loan and Credit Overview

        During the third quarter of 2010, Citigroup's aggregate loan portfolio decreased by $37.9 billion to $654.3 billion. Citi's total allowance for loan losses totaled $43.7 billion at September 30, 2010, a coverage ratio of 6.73% of total loans, essentially flat from 6.72% at June 30, 2010 and up from 5.85% at September 30, 2009.

        During the third quarter of 2010, Citi had a net release of $2.0 billion from its credit reserves and allowance for unfunded lending commitments, compared to a net build of $802 million in the third quarter of 2009 and a net release of $1.5 billion in the second quarter of 2010. The release consisted of a net release of $601 million for corporate loans (primarily in SAP) and a net release of $1.4 billion for consumer loans (mainly a $403 million release in RCB and a $953 million release in LCL). Despite the reserve release for consumer loans, the coincident months of net credit loss coverage for the consumer portfolio increased from 15.9 to 16.7 months, significantly higher than the year-ago level of 13.3 months.

        Net credit losses of $7.7 billion during the third quarter of 2010 decreased $3.3 billion from year-ago levels (on a managed basis). The decrease consisted of a net decrease of $2.7 billion for consumer loans (mainly a $2.1 billion decrease in LCL and a $587 million decrease in RCB) and a decrease of $619 million for corporate loans (almost all of which is related to SAP).

        Consumer non-accrual loans (excluding credit card receivables) totaled $12.4 billion at September 30, 2010, compared to $13.8 billion at June 30, 2010 and $18.0 billion at September 30, 2009. For total consumer loans, the 90 days or more past due delinquency rate was 3.38% at September 30, 2010, compared to 3.67% at June 30, 2010 and 4.07% a year ago. The 30 to 89 days past due consumer loan delinquency rate was 3.14% at September 30, 2010, compared to 3.06% at June 30, 2010 and 3.55% a year ago. During the third quarter of 2010, early- and later-stage delinquencies improved on a dollar basis across most of the consumer loan portfolios, driven by improvement in North America mortgages, both in first and second mortgages, Citi-branded cards in Citicorp and Retail partner cards in Citi Holdings. The improvement in first mortgages was driven by asset sales and loans moving from the trial period under HAMP to permanent modification, partially offset by the continued backlog in foreclosures in process. In addition to these improvements, consumer delinquencies declined during the quarter due to the announced sale of SLC, which resulted in moving its loan portfolio to held-for-sale. As a result, SLC is presented as discontinued operations for the third quarter of 2010 only.

        Corporate non-accrual loans were $9.9 billion at September 30, 2010, compared to $11.0 billion at June 30, 2010 and $14.7 billion a year ago. The decrease in non-accrual loans from the prior quarter was mainly due to loan sales, write-offs and paydowns, which were partially offset by increases due to the weakening of certain borrowers.

Loan Accounting Policies

        Citigroup's accounting policies for loans, allowance for loan losses and related lending activities can be found in Citi's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

 Loans Outstanding

In millions of dollars	3rd Qtr. 2010	2nd Qtr. 2010	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$158,986	$171,102	$180,334	$183,842	$191,748
Installment, revolving credit, and other	29,455	61,867	69,111	58,099	57,820
Cards	120,781	125,337	127,818	28,951	36,039
Commercial and industrial	4,952	5,540	5,386	5,640	5,848
Lease financing	3	6	7	11	15

	$314,177	$363,852	$382,656	$276,543	$291,470

In offices outside the U.S.
Mortgage and real estate(1)	$50,692	$47,921	$49,421	$47,297	$47,568
Installment, revolving credit, and other	39,755	38,115	44,541	42,805	45,004
Cards	39,466	37,510	38,191	41,493	41,443
Commercial and industrial	17,653	16,420	14,828	14,780	14,858
Lease financing	639	677	771	331	345

	$148,205	$140,643	$147,752	$146,706	$149,218

Total consumer loans	$462,382	$504,495	$530,408	$423,249	$440,688
Unearned income	722	951	1,061	808	803

Consumer loans, net of unearned income	$463,104	$505,446	$531,469	$424,057	$441,491

Corporate loans
In U.S. offices
Commercial and industrial	$11,750	$11,656	$15,558	$15,614	$19,692
Loans to financial institutions	29,518	31,450	31,279	6,947	7,666
Mortgage and real estate(1)	21,479	22,453	21,283	22,560	23,221
Installment, revolving credit, and other	16,182	14,812	15,792	17,737	17,734
Lease financing	1,255	1,244	1,239	1,297	1,275

	$80,184	$81,615	$85,151	$64,155	$69,588

In offices outside the U.S.
Commercial and industrial	$67,531	$63,355	$62,854	$66,747	$71,759
Installment, revolving credit, and other	10,586	11,174	10,956	9,683	10,949
Mortgage and real estate(1)	6,272	7,301	9,771	9,779	12,023
Loans to financial institutions	24,019	20,646	19,003	15,113	16,906
Lease financing	568	582	663	1,295	1,462
Governments and official institutions	3,179	3,306	3,373	2,949	2,631

	$112,155	$106,364	$106,620	$105,566	$115,730

Total corporate loans	$192,339	$187,979	$191,771	$169,721	$185,318
Unearned income	(1,132)	(1,259)	(1,436)	(2,274)	(4,598)

Corporate loans, net of unearned income	$191,207	$186,720	$190,335	$167,447	$180,720

Total loans—net of unearned income	$654,311	$692,166	$721,804	$591,504	$622,211
Allowance for loan losses—on drawn exposures	(43,674)	(46,197)	(48,746)	(36,033)	(36,416)

Total loans—net of unearned income and allowance for credit losses	$610,637	$645,969	$673,058	$555,471	$585,795
Allowance for loan losses as a percentage of total loans—net of unearned income(2)	6.73%	6.72%	6.80%	6.09%	5.85%

Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(2)	8.16%	7.87%	7.84%	6.70%	6.44%

Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(2)	3.22%	3.59%	3.90%	4.56%	4.42%

(1)
Loans secured primarily by real estate.

(2)
The first, second and third quarters of 2010 exclude loans which are carried at fair value.

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

 Details of Credit Loss Experience

In millions of dollars	3rd Qtr. 2010	2nd Qtr. 2010	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009
Allowance for loan losses at beginning of period	$46,197	$48,746	$36,033	$36,416	$35,940

Provision for loan losses
Consumer	$5,345	$6,672	$8,244	$7,077	$7,321
Corporate	321	(149)	122	764	1,450

	$5,666	$6,523	$8,366	$7,841	$8,771

Gross credit losses
Consumer
In U.S. offices	$5,727	$6,379	$6,846	$4,360	$4,459
In offices outside the U.S.	1,701	1,774	1,797	2,187	2,406
Corporate
In U.S. offices	806	563	404	478	1,101
In offices outside the U.S.	265	290	155	877	483

	$8,499	$9,006	$9,202	$7,902	$8,449

Credit recoveries
Consumer
In U.S. offices	$341	$345	$323	$160	$149
In offices outside the U.S.	350	318	300	327	288
Corporate
In U.S. offices	78	307	177	246	30
In offices outside the U.S.	71	74	18	34	13

	$840	$1,044	$818	$767	$480

Net credit losses
In U.S. offices	$6,114	$6,290	$6,750	$4,432	$5,381
In offices outside the U.S.	1,545	1,672	1,634	2,703	2,588

Total	$7,659	$7,962	$8,384	$7,135	$7,969

Other—net(1)(2)(3)(4)(5)	$(530)	$(1,110)	$12,731	$(1,089)	$(326)

Allowance for loan losses at end of period(6)	$43,674	$46,197	$48,746	$36,033	$36,416

Allowance for loan losses as a % of total loans	6.73%	6.72%	6.80%	6.09%	5.85%
Allowance for unfunded lending commitments(7)	$1,102	$1,054	$1,122	$1,157	$1,074

Total allowance for loan losses and unfunded lending commitments	$44,776	$47,251	$49,868	$37,190	$37,490

Net consumer credit losses	$6,737	$7,490	$8,020	$6,060	$6,428
As a percentage of average consumer loans	5.78%	5.75%	6.04%	5.43%	5.66%

Net corporate credit losses	$922	$472	$364	$1,075	$1,541
As a percentage of average corporate loans	0.49%	0.25%	0.19%	0.61%	0.82%

Allowance for loan losses at end of period(8)
Citicorp	$17,371	$17,524	$18,503	$10,731	$10,956
Citi Holdings	26,303	28,673	30,243	25,302	25,460

Total Citigroup	$43,674	$46,197	$48,746	$36,033	$36,416

Allowance by type
Consumer(9)	$37,607	$39,578	$41,422	$28,397	$28,420
Corporate	6,067	6,619	7,324	7,636	7,996

Total Citigroup	$43,674	$46,197	$48,746	$36,033	$36,416

(1)
The third quarter of 2010 includes a reduction of approximately $54 million related to the announced sale of The Student Loan Corporation (the allowance was transferred to assets held-for-sale). Additionally, the third quarter of 2010 includes a reduction of approximately $950 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

(2)
The second quarter of 2010 includes a reduction of approximately $237 million related to the transfers to held-for-sale of the Canada cards portfolio and an auto portfolio. Additionally, second quarter of 2010 includes a reduction of approximately $480 million related to the sale or transfers to held-for-sale of U.S. real estate lending loans.

(3)
The first quarter of 2010 primarily includes $13.4 billion related to the impact of consolidating entities in connection with Citi's adoption of SFAS 166/167 (see discussion on page 3 and in Note 1 to the Consolidated Financial Statements) and reductions of approximately $640 million related to the sale or transfer to held-for-sale of U.S. and U.K. real estate lending loans.

(4)
The fourth quarter of 2009 includes a reduction of approximately $330 million related to securitizations and approximately $400 million related to the sale or transfer to held-for-sale of U.S. real estate lending loans.

(5)
The third quarter of 2009 primarily includes a reduction to the credit loss reserves of $562 million related to the transfer of the U.K. cards portfolio to held-for-sale, partially offset by increases related to FX translation.

(6)
Included in the allowance for loan losses are reserves for loans which have been modified subject to troubled debt restructurings (TDRs) of $7,090 million, $7,320 million, $6,926 million, $4,819 million, and $4,587 million as of September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009, respectively.

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

(9)
Included in the third quarter of 2010 consumer loan loss reserve is $19.3 billion related to Citi's global credit card portfolio. See discussion on page 3 and in Note 1 to the Consolidated Financial Statements.

Impaired Loans, Non-Accrual Loans and Assets, and Renegotiated Loans

        The following pages include information on Citi's "Impaired Loans," "Non-Accrual Loans and Assets" and "Renegotiated Loans." There is a certain amount of overlap between these categories. The following general summary provides a basic description of each category:

Impaired Loans:

  •
  Corporate loans are identified as impaired when they are placed on non-accrual status; that is, when it is determined that the payment of interest or principal is doubtful.

  •
  Consumer impaired loans include: (i) consumer loans modified in troubled debt restructurings (TDRs) where a long-term concession has been granted to a borrower in financial difficulty; and (ii) non-accrual Consumer (commercial market) loans.

Non-Accrual Loans and Assets:

  •
  Corporate and Consumer (commercial market) non-accrual status is based on the determination that payment of interest or principal is doubtful. These loans are also included in Impaired Loans.

  •
  Consumer non-accrual status is based on aging, i.e., the borrower has fallen behind in payments.

  •
  North America branded and Retail partner cards are not included, as under industry standards, they accrue interest until charge-off.

Renegotiated Loans:

  •
  Both corporate and consumer loans whose terms have been modified in a TDR.

  •
  Includes both accrual and non-accrual TDRs.

Impaired Loans

        Impaired loans are those where Citigroup believes it is probable that it will not collect all amounts due according to the original contractual terms of the loan. Impaired loans include corporate and Consumer (commercial market) non-accrual loans as well as smaller-balance homogeneous loans whose terms have been modified due to the borrower's financial difficulties and Citigroup has granted a concession to the borrower. Such modifications may include interest rate reductions and/or principal forgiveness.

        Valuation allowances for impaired loans are determined in accordance with ASC 310-10-35 and estimated considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's original contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs.

        Consumer impaired loans exclude smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis, as well as substantially all loans modified for periods of 12 months or less. As of September 30, 2010, loans included in those short-term programs amounted to approximately $6.8 billion. The allowance for loan losses for these loans is materially consistent with the requirements of ASC 310-10-35.

        The following table presents information about impaired loans:

In millions of dollars	Sept. 30, 2010	Dec. 31, 2009
Non-accrual corporate loans
Commercial and industrial	$5,596	$6,347
Loans to financial institutions	750	1,794
Mortgage and real estate	2,138	4,051
Lease financing	57	—
Other	1,406	1,287

Total non-accrual corporate loans	$9,947	$13,479

Impaired consumer loans(1)
Mortgage and real estate	$16,339	$10,629
Installment and other	4,268	3,853
Cards	5,297	2,453

Total impaired consumer loans	$25,904	$16,935

Total(2)	$35,851	$30,414

Non-accrual corporate loans with valuation allowances	$6,383	$8,578
Impaired consumer loans with valuation allowances	25,430	16,453

Non-accrual corporate valuation allowance	$2,082	$2,480
Impaired consumer valuation allowance	7,234	4,977

Total valuation allowances(3)	$9,316	$7,457

(1)
Prior to 2008, Citi's financial accounting systems did not separately track impaired smaller-balance, homogeneous consumer loans whose terms were modified due to the borrowers' financial difficulties and it was determined that a concession was granted to the borrower. Smaller-balance consumer loans modified since January 1, 2008 amounted to $25.1 billion and $15.9 billion at September 30, 2010 and December 31, 2009, respectively. However, information derived from Citi's risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $26.9 billion and $18.1 billion at September 30, 2010 and December 31, 2009, respectively.

(2)
Excludes loans purchased for investment purposes.

(3)
Included in the Allowance for loan losses.

Non-Accrual Loans and Assets

        The table below summarizes Citigroup's view of non-accrual loans as of the periods indicated. Non-accrual loans are loans in which the borrower has fallen behind in interest payments or, for corporate and Consumer (commercial market) loans, where Citi has determined that the payment of interest or principal is doubtful, and which are therefore considered impaired. In situations where Citi reasonably expects that only a portion of the principal and interest owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income. There is no industry-wide definition of non-accrual assets, however, and as such, analysis across the industry is not always comparable.

        Corporate non-accrual loans may still be current on interest payments but are considered non-accrual as Citi has determined that the payment of interest on principal is doubtful. Consistent with industry conventions, Citi generally accrues interest on credit card loans until such loans are charged-off, which typically occurs at 180 days contractual delinquency. As such, the non-accrual loan disclosures in this section do not include credit card loans.

Non-accrual loans

In millions of dollars	3rd Qtr. 2010	2nd Qtr. 2010	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009
Citicorp	$4,928	$4,510	$5,024	$5,353	$5,507
Citi Holdings	17,491	20,302	23,544	26,387	27,177

Total non-accrual loans (NAL)	$22,419	$24,812	$28,568	$31,740	$32,684

Corporate NAL(1)
North America	$3,299	$4,411	$5,660	$5,621	$5,263
EMEA	5,473	5,508	5,834	6,308	7,969
Latin America	658	570	608	569	416
Asia	517	547	830	981	1,061

	$9,947	$11,036	$12,932	$13,479	$14,709

Citicorp	$2,961	$2,573	$2,975	$3,238	$3,300
Citi Holdings	6,986	8,463	9,957	10,241	11,409

	$9,947	$11,036	$12,932	$13,479	$14,709

Consumer NAL(1)
North America	$9,978	$11,289	$12,966	$15,111	$14,609
EMEA	758	690	790	1,159	1,314
Latin America	1,150	1,218	1,246	1,340	1,342
Asia	586	579	634	651	710

	$12,472	$13,776	$15,636	$18,261	$17,975

Citicorp	$1,967	$1,937	$2,049	$2,115	$2,207
Citi Holdings	10,505	11,839	13,587	16,146	15,768

	$12,472	$13,776	$15,636	$18,261	$17,975

(1)
Excludes purchased distressed loans as they are generally accreting interest until write-off. The carrying value of these loans was $568 million at September 30, 2010, $672 million at June 30, 2010, $804 million at March 31, 2010, $920 million at December 31, 2009, and $1.267 billion at September 30, 2009.

Non-Accrual Loans and Assets (continued)

        The table below summarizes Citigroup's other real estate owned (OREO) assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

Non-Accrual Assets

OREO (in millions of dollars)	3rd Qtr. 2010	2nd Qtr. 2010	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009
Citicorp	$879	$866	$881	$874	$284
Citi Holdings	855	800	632	615	585
Corporate/Other	7	7	8	11	15

Total OREO	$1,741	$1,673	$1,521	$1,500	$884

North America	$1,470	$1,422	$1,291	$1,294	$682
EMEA	164	146	134	121	105
Latin America	53	49	51	45	40
Asia	54	56	45	40	57

	$1,741	$1,673	$1,521	$1,500	$884

Other repossessed assets	$38	$55	$64	$73	$76

Non-accrual assets (NAA)—Total Citigroup	3rd Qtr. 2010	2nd Qtr. 2010	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009
Corporate NAL	$9,947	$11,036	$12,932	$13,479	$14,709
Consumer NAL	12,472	13,776	15,636	18,261	17,975

NAL	$22,419	$24,812	$28,568	$31,740	$32,684

OREO	$1,741	$1,673	$1,521	$1,500	$884
Other repossessed assets	38	55	64	73	76

NAA	$24,198	$26,540	$30,153	$33,313	$33,644

NAL as a percentage of total loans	3.43%	3.58%	3.96%	5.37%	5.25%
NAA as a percentage of total assets	1.22%	1.37%	1.51%	1.79%	1.78%
Allowance for loan losses as a percentage of NAL(1)	195%	186%	171%	114%	111%

NAA—Total Citicorp	3rd Qtr. 2010	2nd Qtr. 2010	1st Qtr. 2010	4th Qtr. 2009	3rd Qtr. 2009
NAL	$4,928	$4,510	$5,024	$5,353	$5,507
OREO	879	866	881	874	284
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$5,807	$5,376	$5,905	$6,227	$5,791

NAA as a percentage of total assets	0.45%	0.44%	0.48%	0.55%	0.54%
Allowance for loan losses as a percentage of NAL(1)	352%	389%	368%	200%	199%

NAA—Total Citi Holdings
NAL	$17,491	$20,302	$23,544	$26,387	$27,177
OREO	855	800	632	615	585
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

NAA	$18,346	$21,102	$24,176	$27,002	$27,762

NAA as a percentage of total assets	4.36%	4.54%	4.81%	5.54%	4.99%
Allowance for loan losses as a percentage of NAL(1)	150%	141%	128%	96%	94%

(1)
The allowance for loan losses includes the allowance for credit card ($19.3 billion at September 30, 2010) and purchased distressed loans, while the non-accrual loans exclude credit card balances and purchased distressed loans, as these generally continue to accrue interest until write-off.

N/A
Not available at the Citicorp or Citi Holdings level.

Renegotiated Loans

        The following table presents loans which were modified in TDRs.

In millions of dollars	Sept. 30, 2010	Dec. 31, 2009
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$284	$203
Mortgage and real estate(3)	35	—
Other	241	—

	$560	$203

In offices outside the U.S.
Commercial and industrial(2)	$218	$145
Mortgage and real estate(3)	2	2
Other	11	—

	$231	$147

Total corporate renegotiated loans	$791	$350

Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate	$16,611	$11,165
Cards	4,288	992
Installment and other	1,972	2,689

	$22,871	$14,846

In offices outside the U.S.
Mortgage and real estate	$749	$415
Cards	1,009	1,461
Installment and other	2,368	1,401

	$4,126	3,277

Total consumer renegotiated loans	$26,997	$18,123

(1)
Includes $500 million and $317 million of non-accrual loans included in the non-accrual assets table above, at September 30, 2010 and December 31, 2009, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs, at September 30,2010, Citi also modified $348 million and $513 million of commercial loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in U.S. offices and in offices outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs, at September 30, 2010, Citi also modified $1,333 million and $142 million of commercial real estate loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in U.S. offices and in offices outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $2,441 million and $2,000 million of non-accrual loans included in the non-accrual assets table above at September 30, 2010 and December 31, 2009, respectively. The remaining loans are accruing interest.

(5)
Includes $8 million of commercial real estate loans at September 30, 2010.

(6)
Includes $131 million and $16 million of commercial loans at September 30, 2010 and December 31, 2009, respectively.

(7)
Smaller-balance homogeneous loans were derived from Citi's risk management systems.

        In certain circumstances, Citigroup modifies certain of its corporate loans involving a non-troubled borrower. These modifications are subject to Citi's normal underwriting standards for new loans and are made in the normal course of business to match customers' needs with available Citi products or programs (these modifications are not included in the table above). In other cases, loan modifications involve a troubled borrower that Citi may grant a concession (modification). Modifications involving troubled borrowers may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt, or reduction of past accrued interest. In cases where Citi grants a concession to a troubled borrower, Citi accounts for the modification as a TDR under ASC 310-40.

 U.S. Consumer Mortgage Lending

Overview

        Citi's North America consumer mortgage portfolio consists of both first and second mortgages. As of September 30, 2010, the first mortgage portfolio totaled approximately $104 billion while the second mortgage portfolio was approximately $50 billion. Although the majority of the mortgage portfolio is reported in LCL within Citi Holdings, there are $18 billion of first mortgages and $4 billion of second mortgages reported in Citicorp.

        Citi's first mortgage portfolio includes $9.9 billion of loans with FHA or VA guarantees. These portfolios consist of loans originated to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally have higher loan-to-value ratios (LTVs). Losses on FHA loans are borne by the sponsoring agency, provided that the insurance has not been breached as a result of an origination defect. The VA establishes a loan-level loss cap, beyond which Citi is liable for loss. FHA and VA loans have high delinquency rates but, given the guarantees, Citi has experienced negligible credit losses on these loans. The first mortgage portfolio also includes $1.8 billion of loans with LTVs above 80%, which have insurance through private mortgage insurance (PMI) companies, and $1.8 billion of loans subject to long-term standby commitments(1) (LTSC) with U.S. government sponsored entities (GSEs), for which Citi has limited exposure to credit losses. Citi's second mortgage portfolio also includes $0.6 billion of loans subject to LTSCs with GSEs, for which Citi has limited exposure to credit losses. Citi's allowance for loan loss calculations take into consideration the impact of these guarantees.

        Citi continually reviews its foreclosure processes with respect to its U.S. mortgage portfolios. As a result of increased attention to the foreclosure process on an industry-wide basis, Citi has intensified the review of its foreclosure processes, and numerous governmental entities have commenced proceedings or otherwise sought information in this area (see "Legal Proceedings" below). To date, Citi has not identified systemic deficiencies in its existing foreclosure processes. However, Citi's review of its existing and historical processes continues and, depending on the results of that review, or if any industry-wide adverse regulatory or judicial actions are taken in respect of foreclosures, Citi's ability to continue to carry out its current foreclosure processes, and its financial results of operations and financial condition, could be adversely affected.

Consumer Mortgage Quarterly Trends—Delinquencies and Net Credit Losses

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citi's first and second consumer mortgage portfolios in North America.

        Delinquencies and net credit losses in the first mortgage portfolio continued to be impacted by the Home Affordable Modification Program (HAMP) trial loans and the growing backlog of foreclosures in process. Loans in the HAMP trial modification period that do not make their original contractual payments are reported as delinquent, even if the reduced payments agreed to under the program are made by the borrower. Upon conclusion of the trial period, loans that are not modified permanently are returned to the delinquency status in which they began their trial period, adjusted for the number of payments received during the trial period. If the loans are modified permanently, they will be returned to current status. For additional information on HAMP, see "Consumer Loan Modification Programs" below.

        In addition, as previously disclosed, the growing amount of foreclosures in process, which continues to be related to an industry-wide phenomenon resulting from foreclosure moratoria and other efforts to prevent or forestall foreclosure, have specific implications for the portfolio:

  •
  they tend to inflate the amount of 180+ day delinquencies in Citi's mortgage statistics;

  •
  they can result in increasing levels of consumer non-accrual loans, as Citi is unable to take possession of the underlying assets and sell these properties on a timely basis; and

  •
  they could have a dampening effect on net interest margin as non-accrual assets build on the balance sheet.

        As set forth in the charts below, net credit losses and 90 days or more delinquencies in both first and second mortgages continued to improve during the third quarter of 2010. For first mortgages, the sequential improvement in 90 days or more delinquencies, as well as net credit losses, was driven predominantly by asset sales and HAMP trial modifications converting into permanent modifications, offset by the continued backlog in foreclosures in process. During the third quarter of 2010, Citi sold $1 billion in delinquent mortgages. In addition, as of September 30, 2010, Citi had converted a total of approximately $4.1 billion of HAMP trial modifications to permanent modifications.

        For second mortgages, the net credit loss and 90 days or more delinquency improvement was driven by modification programs and, to a lesser extent, overall portfolio dynamics. Citi does not currently sell second mortgages.

(1)
A LTSC is a structured transaction in which Citi transfers the credit risk of certain eligible loans to an investor in exchange for a fee. These loans remain on balance sheet unless they reach a certain delinquency level (between 120 and 180 days), in which case the LTSC investor is required to buy the loan at par.

Note: Includes loans for Canada and Puerto Rico. Loans 90 days or more past due exclude loans recorded at fair value since 1Q'10 and U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominately resides with the U.S. agencies.

Note: Includes loans for Canada and Puerto Rico. Loans 90 days or more past due exclude loans recorded at fair value since 1Q'10 and U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominately resides with the U.S. agencies.

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

        A portion of loans in the U.S. consumer mortgage portfolio currently requires a payment to satisfy only the current accrued interest for the payment period, or an interest-only payment. Citi's mortgage portfolio includes approximately $28 billion of first- and second- mortgage home equity lines of credit (HELOCs) that are still within their revolving period and have not commenced amortization. The interest-only payment feature during the revolving period is standard for the HELOC product across the industry. The first mortgage portfolio contains approximately $26 billion of ARMs that are currently required to make an interest-only payment. These loans will be required to make a fully amortizing payment upon expiration of their interest-only payment period, and most will do so within a few years of origination. Borrowers that are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. First mortgage loans with this payment feature are primarily to high credit quality borrowers that have on average significantly higher origination and refreshed FICO scores than other loans in the first mortgage portfolio.

Loan Balances

        First Mortgages—Loan Balances.    As a consequence of the economic environment and the decrease in housing prices, LTV and FICO scores have generally deteriorated since origination, as depicted in the table below, although they have generally stabilized since the quarter ended June 30, 2010. On a refreshed basis, approximately 29% of first mortgages had a LTV ratio above 100%, compared to approximately 0% at origination. Approximately 29% of the first mortgages had FICO scores less than 620 on a refreshed basis, compared to 16% at origination.

Balances: September 30, 2010—First Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	58%	6%	7%
80% < LTV ≤ 100%	13%	7%	9%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	27%	4%	9%
80% < LTV ≤ 100%	18%	4%	9%
LTV > 100%	15%	3%	11%

Note: NM—Not meaningful. First mortgage table excludes loans in Canada and Puerto Rico. Table excludes loans guaranteed by U.S. government sponsored agencies, loans recorded at fair value and loans subject to LTSCs. Table also excludes $1.6 billion from At Origination balances and $0.4 billion from Refreshed balances for which FICO or LTV data was unavailable. Balances exclude deferred fees/costs. Refreshed FICO scores based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the Loan Performance Price Index or the Federal Housing Finance Agency Price Index.

        Second Mortgages—Loan Balances.    In the second mortgage portfolio, the majority of loans are in the higher FICO categories. Economic conditions have generally caused a migration towards lower FICO scores and higher LTV ratios, although the negative migration has slowed since the quarter ended June 30, 2010. Approximately 46% of second mortgages had refreshed LTVs above 100%, compared to approximately 0% at origination. Approximately 17% of second mortgages had FICO scores less than 620 on a refreshed basis, compared to 3% at origination.

Balances: September 30, 2010—Second Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	50%	2%	2%
80% < LTV ≤ 100%	42%	3%	1%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	23%	1%	3%
80% < LTV ≤ 100%	21%	2%	4%
LTV > 100%	31%	5%	10%

Note: N.M.—Not meaningful. Second mortgage table excludes loans in Canada and Puerto Rico. Table excludes loans recorded at fair value and loans subject to LTSCs. Table also excludes $1.5 billion from At Origination balances and $0.4 billion from Refreshed balances for which FICO or LTV data was unavailable. Refreshed FICO scores are based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the Loan Performance Price Index or the Federal Housing Finance Agency Price Index.

Delinquencies

        The tables below provide delinquency statistics for loans 90 or more days past due (90+DPD) as a percentage of outstandings in each of the FICO/LTV combinations, in both the first and second mortgage portfolios. For example, loans with FICO ≥ 660 and LTV ≤ 80% at origination have a 90+DPD rate of 5.1%.

        As evidenced by the tables below, loans with FICO scores of less than 620 exhibit significantly higher delinquencies than in any other FICO band. Similarly, loans with LTVs greater than 100% have higher delinquencies than LTVs of less than or equal to 100%.

        While the dollar balances of 90+DPD loans have declined for both first and second mortgages, the delinquency rates have declined for first mortgages, and increased for second mortgages, from those reflected in refreshed statistics at June 30, 2010.

Delinquencies: 90+DPD Rates—First Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	5.1%	10.3%	11.7%
80% < LTV ≤ 100%	7.7%	12.9%	16.3%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	0.2%	3.5%	14.9%
80% < LTV ≤ 100%	0.7%	7.4%	21.4%
LTV > 100%	1.8%	13.5%	27.6%

Note: NM—Not meaningful. 90+DPD are based on balances referenced in the tables above.

Delinquencies: 90+DPD Rates—Second Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	1.7%	4.2%	5.9%
80% < LTV ≤ 100%	3.5%	5.4%	7.5%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	0.0%	1.5%	8.7%
80% < LTV ≤ 100%	0.1%	2.0%	10.7%
LTV > 100%	0.3%	3.3%	16.1%

Note: NM—Not meaningful. 90+DPD are based on balances referenced in the tables above.

Origination Channel, Geographic Distribution and Origination Vintage

        The following tables detail Citi's first and second mortgage portfolios by origination channels, geographic distribution and origination vintage.

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

First Mortgages: September 30, 2010

        As of September 30, 2010, approximately 53% of the first mortgage portfolio was originated through third-party channels. Given that loans originated through correspondents have exhibited higher 90+DPD delinquency rates than retail originated mortgages, Citi terminated business with a number of correspondent sellers in 2007 and 2008. During 2008, Citi also severed relationships with a number of brokers, only maintaining those who have produced strong, high-quality and profitable volume. 90+DPD delinquency amounts, amount of loans with FICO scores of less than 620, and amount of loans with LTV over 100% have generally improved since June 30, 2010.

CHANNEL ($ in billions)	First Lien Mortgages	Channel % Total	90+DPD %	*FICO < 620	*LTV > 100%
Retail	$43.2	47.0%	5.2%	$13.2	$9.1
Broker	$15.9	17.2%	7.2%	$2.9	$5.0
Correspondent	$32.9	35.8%	11.1%	$10.8	$12.7

*
Refreshed FICO and LTV.

Note: First lien mortgage table excludes Canada and Puerto Rico, deferred fees/costs, loans recorded at fair value, loans guaranteed by U.S. government sponsored agencies and loans subject to LTSCs.

Second Mortgages: September 30, 2010

        For second mortgages, approximately 47% of the loans were originated through third-party channels. As these mortgages have demonstrated a higher incidence of delinquencies, Citi no longer originates second mortgages through third-party channels. 90+DPD delinquency amounts, amount of loans with FICO scores of less than 620, and amount of loans with LTV over 100% have generally slightly improved since June 30, 2010.

CHANNEL ($ in billions)	Second Lien Mortgages	Channel % Total	90+DPD %	*FICO < 620	*LTV > 100%
Retail	$23.3	53.0%	1.9%	$3.7	$6.6
Broker	$10.8	24.6%	3.7%	$1.8	$6.3
Correspondent	$9.8	22.4%	3.8%	$2.3	$7.1

*
Refreshed FICO and LTV.

Note: Excludes Canada and Puerto Rico, loans recorded at fair value and loans subject to LTSCs.

By State

        Approximately half of Citi's U.S. consumer mortgage portfolio is located in five states: California, New York, Florida, Illinois and Texas. These states represent 50% of first mortgages and 55% of second mortgages.

        With respect to first mortgages, Florida and Illinois had above average 90+DPD delinquency rates as of September 30, 2010. Florida has 55% of its first mortgage portfolio with refreshed LTV>100%, compared to 29% overall for first mortgages. Illinois has 33% of its loan portfolio with refreshed LTV>100%. Texas, despite having 40% of its portfolio with FICO<620, has a lower delinquency rate relative to the overall portfolio. Texas has 6% of its loan portfolio with refreshed LTV>100%.

        In the second mortgage portfolio, Florida continued to experience above-average delinquencies at 4.5% as of September 30, 2010, with approximately 71% of its loans with refreshed LTV > 100%, compared to 46% overall for second mortgages.

By Vintage

        For Citigroup's combined U.S. consumer mortgage portfolio (first and second mortgages), as of September 30, 2010, approximately half of the portfolio consisted of 2006 and 2007 vintages, which demonstrate above average delinquencies. In first mortgages, approximately 42% of the portfolio is of 2006 and 2007 vintages, which had 90+DPD rates well above the overall portfolio rate, at 9.8% for 2006 and 11.0% for 2007. In second mortgages, 61% of the portfolio is of 2006 and 2007 vintages, which again had higher delinquencies compared to the overall portfolio rate, at 3.4% for 2006 and 3.2% for 2007.

FICO and LTV Trend Information—U.S. Consumer Mortgage Lending

1st Mortgage ($B)	2nd Mortgage ($B)

Note: First mortgage chart/table excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government sponsored agencies, loans recorded at fair value and loans subject to LTSCs. Balances exclude deferred fees/costs. Balances based on refreshed FICO and LTV ratios. Chart/table also excludes balances for which FICO or LTV data was unavailable ($1.0 billion in 4Q09, $0.6 billion in 1Q10, $0.4 billion in 2Q10 and $0.4 billion in 3Q10).
Note: Second mortgage chart/table excludes loans in Canada and Puerto Rico, loans recorded at fair value and loans subject to LTSCs. Balances based on refreshed FICO and LTV ratios. Chart/table also excludes balances for which FICO or LTV data was unavailable ($0.8 billion in 4Q09, $0.4 billion in 1Q10, $0.4 billion in 2Q10 and $0.4 billion in 3Q10).

        As of September 30, 2010, the first mortgage portfolio was approximately $92 billion, a reduction of $15 billion or 14% from December 2009. First mortgage loans with refreshed FICO score below 660 and refreshed LTV above 100% were $13.2 billion as of September 30, 2010, $1.7 billion or 11% lower than the balance as of December 2009. Similarly, the second mortgage portfolio was approximately $44 billion as of September 30, 2010, a reduction of $5 billion or 11% from December 2009. Second mortgage loans with refreshed FICO score below 660 and refreshed LTV above 100% were $6.4 billion as of September 30, 2010, $0.3 billion or 4% lower than the balance as of December 2009. Across both portfolios, 90+ DPD rates have generally improved since December 31, 2009 across each of the FICO/LTV segments outlined above, particularly those segments with refreshed FICO scores below 660.

Interest Rate Risk Associated with Consumer Mortgage Lending Activity

        Citigroup originates and funds mortgage loans. As with all other lending activity, this exposes Citigroup to several risks, including credit, liquidity and interest rate risks. For on-balance sheet exposures, these risks are measured and monitored as described in the Credit Risk, Liquidity and Funding, and Interest Rate Exposure sections. To minimize credit and liquidity risk, Citigroup sells most of the mortgage loans it originates, but retains the servicing rights. These sale transactions create an intangible asset referred to as MSRs. The fair value of this asset is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. The fair value of MSRs declines with increased prepayments, and lower interest rates are generally one factor that tends to lead to increased prepayments. Thus, by continuing to service sold mortgage loans, Citigroup is exposed to interest rate risk.

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

        Citigroup's MSRs totaled $3.976 billion and $6.530 billion at September 30, 2010 and December 31, 2009, respectively. For additional information on Citi's MSRs, see Notes 11 and 14 to the Consolidated Financial Statements.

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

North America Cards

Overview

        Citi's North America cards portfolio consists of its Citi-branded and Retail partner cards portfolios reported in Citicorp—Regional Consumer Banking and Citi Holdings—Local Consumer Lending, respectively. As of September 30, 2010, the Citi-branded portfolio totaled $77 billion, while the Retail partner cards portfolio was $46 billion.

        In each of its Citi-branded and Retail partner cards portfolios, Citi continues to actively eliminate riskier accounts to mitigate losses. Higher risk customers have either had their available lines of credit reduced or their accounts closed. On a net basis, end of period open accounts are down 13% in Citi-branded cards and down 10% in Retail partner cards versus prior-year levels.

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

        As a result, loss mitigation efforts, such as stricter underwriting standards for new accounts, decreasing higher risk credit lines, closing high risk accounts and re-pricing, have tended to affect the Retail partner cards portfolio faster than the branded portfolio. (See also "Consumer Loan Modification Programs" for a discussion of modification programs for card loans.)

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

        During the third quarter of 2010, each of the portfolios continued to show improvement in delinquencies and net credit losses. In Citi-branded cards, delinquencies declined for the third consecutive quarter while net credit losses declined for the second consecutive quarter. In Retail partner cards, delinquencies declined for the third consecutive quarter while net credit losses declined for the fifth consecutive quarter.

Note: Includes Puerto Rico.

Note: Includes Canada and Puerto Rico. Includes Installment Lending.

North America Cards—FICO Information

        As set forth in the table below, approximately 75% of the Citi-branded portfolio had FICO credit scores of at least 660 on a refreshed basis as of September 30, 2010, while 66% of the Retail partner cards portfolio had scores above 660. These percentages reflect a slight improvement since the statistics on a refreshed basis as of June 30, 2010.

Balances: September 30, 2010

Refreshed	Citi Branded	Retail Partners
FICO ≥ 660	75%	66%
620 ≤ FICO < 660	10%	13%
FICO < 620	15%	21%

Note: Based on balances of $116 billion (decreased from $120 billion at June 30, 2010). Balances include interest and fees. Excludes Canada, Puerto Rico and Installment and Classified portfolios. Excludes balances where FICO was unavailable ($2.7 billion for Citi-branded, $2.0 billion for Retail partner cards).

        The table below provides delinquency statistics for loans 90+DPD for both the Citi-branded and Retail partner cards portfolios as of September 30, 2010. Given the economic environment, customers have generally migrated down from higher FICO score ranges, driven by their delinquencies with Citi and/or other creditors. As these customers roll through the delinquency buckets, they materially damage their credit score and may ultimately go to charge-off. Loans 90+DPD are more likely to be associated with low refreshed FICO scores both because low scores are indicative of repayment risk and because their delinquency has been reported by Citigroup to the credit bureaus. Loans with FICO scores less than 620, which constitute 15% of the Citi-branded portfolio (down from 16% at June 30, 2010), have a 90+DPD rate of 15.0% (down from 16.3% at June 30, 2010); in the Retail partner cards portfolio, loans with FICO scores less than 620 constitute 21% (down from 22% at June 30, 2010) of the portfolio and have a 90+DPD rate of 17.3% (up from 16.7% at June 30, 2010).

90+DPD Delinquency Rate: September 30, 2010

Refreshed	Citi Branded 90+DPD%	Retail Partners 90+DPD%
FICO ≥ 660	0.1%	0.2%
620 ≤ FICO < 660	0.6%	0.8%
FICO < 620	15.0%	17.3%

Note: Based on balances of $116 billion (decreased from $120 billion at June 30, 2010). Balances include interest and fees. Excludes Canada, Puerto Rico and Installment and Classified portfolios. 90+DPD are based on balances referenced in the table above.

U.S. Installment and Other Revolving Loans

        The U.S. installment portfolio consists of consumer loans in the following businesses: Consumer Finance, Retail Banking, Auto, Student Lending and Cards. Other Revolving consists of consumer loans (Ready Credit and Checking Plus products) in the Consumer Retail Banking business. Commercial-related loans are not included.

        As of September 30, 2010, the U.S. Installment portfolio totaled approximately $27 billion, while the U.S. Other Revolving portfolio was approximately $0.9 billion. In the table below, the U.S. Installment portfolio excludes the portion of loans associated with the previously-announced sale of The Student Loan Corporation, currently expected to close in the fourth quarter of 2010.

        While substantially all of the U.S. Installment portfolio is reported in LCL within Citi Holdings, it does include $0.4 billion of Consumer Retail Banking loans which is reported in Citicorp. The U.S. Other Revolving portfolio is managed under Citicorp. Approximately 48% of the Installment portfolio had FICO credit scores less than 620 on a refreshed basis. Approximately 28% of the Other Revolving portfolio is composed of loans having FICO less than 620.

Balances: September 30, 2010

Refreshed	Installment	Other Revolving
FICO ≥ 660	37%	57%
620 ≤ FICO < 660	16%	15%
FICO < 620	48%	28%

Note: Based on balances of $26 billion for Installment and $0.9 billion for Other Revolving. Excludes Canada and Puerto Rico. Excludes balances where FICO was unavailable ($1.2 billion for Installment).

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

90+DPD Delinquency Rate: September 30, 2010

Refreshed	Installment 90+DPD%	Other Revolving 90+DPD%
FICO ≥ 660	0.2%	0.0%
620 ≤ FICO < 660	0.5%	0.3%
FICO < 620	7.4%	8.7%

Note: Based on balances of $26 billion for Installment and $0.9 billion for Other Revolving. Excludes Canada and Puerto Rico. 90+DPD are based on balances referenced in the table above.

FICO and LTV Trend Information—North America Cards

Citi Branded Cards ($B)	Retail Partner Cards ($B)

Note: Excludes Canada, Puerto Rico and Installment and Classified portfolios. Balances include interest and fees. Balances based on refreshed FICO. Chart also excludes balances for which FICO was unavailable ($0.7 billion in 4Q09, $2.4 billion in 1Q10, $2.4 billion in 2Q10 and $2.7 billion in 3Q10).
Note: Excludes Canada, Puerto Rico and Installment and Classified portfolios. Balances include interest and fees. Balances based on refreshed FICO. Chart also excludes balances for which FICO was unavailable ($2.1billion in 4Q09, $2.1billion in 1Q10, $2.1billion in 2Q10 and $2.0 billion in 3Q10).

        As of September 30, 2010, the Citi-branded portfolio totaled approximately $76 billion, a reduction of $7 billion or 9% from December 2009 primarily driven by lower balances in the FICO below 660 segment. In the Citi-branded cards portfolio, loans with refreshed FICO scores below 660 were $18.6 billion as of September 30, 2010, $4 billion or 18% lower than the balance as of December 2009. Similarly, the Retail partner cards portfolio was approximately $44 billion as of September 30, 2010, a reduction of $12 billion or 21% from December 2009. In the Retail partner cards portfolio, loans with refreshed FICO scores below 660 were $14.6 billion as of September 30, 2010, $5.4 billion or 27% lower than the balance as of December 31, 2009.

Consumer Loan Details

Consumer Loan Delinquency Amounts and Ratios

	Total loans(7)	90+ days past due(1)			30-89 days past due(1)
In millions of dollars, except EOP loan amounts in billions	Sep. 2010	Sep. 2010	Jun. 2010	Sep. 2009	Sep. 2010	Jun. 2010	Sep. 2009
Citicorp(2)(3)(4)
Total	$224.8	$3,377	$3,733	$3,899	$3,728	$3,858	$4,352
Ratio		1.51%	1.71%	1.74%	1.66%	1.77%	1.94%

Retail Bank
Total	113.7	787	804	695	1,185	1,131	1,013
Ratio		0.70%	0.74%	0.64%	1.05%	1.04%	0.94%
North America	29.4	221	245	92	243	241	82
Ratio		0.77%	0.81%	0.27%	0.85%	0.80%	0.24%
EMEA	4.7	40	50	62	142	145	230
Ratio		0.85%	1.16%	1.09%	3.02%	3.37%	4.04%
Latin America	20.8	310	308	279	377	305	315
Ratio		1.49%	1.57%	1.58%	1.81%	1.56%	1.78%
Asia	58.8	216	201	262	423	440	386
Ratio		0.37%	0.37%	0.52%	0.72%	0.80%	0.77%

Citi-Branded Cards
Total	111.1	2,590	2,929	3,204	2,543	2,727	3,399
Ratio		2.33%	2.68%	2.74%	2.29%	2.49%	2.86%
North America	76.6	1,807	2,130	2,190	1,687	1,828	2,213
Ratio		2.36%	2.76%	2.59%	2.20%	2.37%	2.61%
EMEA	2.9	69	72	90	86	90	155
Ratio		2.38%	2.77%	3.00%	2.97%	3.46%	5.17%
Latin America	12.6	472	481	609	442	485	604
Ratio		3.75%	4.01%	5.03%	3.51%	4.04%	4.99%
Asia	19.0	242	246	315	328	324	367
Ratio		1.27%	1.40%	1.85%	1.73%	1.84%	2.16%

Citi Holdings—Local Consumer Lending(2)(3)(5)(6)
Total	237.8	11,824	14,371	18,123	10,408	11,201	14,848
Ratio		5.23%	5.24%	5.72%	4.61%	4.08%	4.69%
International	24.7	713	724	1,465	978	939	1,733
Ratio		2.89%	2.94%	4.01%	3.96%	3.82%	4.75%
North America Retail partner cards	46.0	1,749	2,004	2,587	1,972	2,150	2,911
Ratio		3.80%	3.99%	4.23%	4.29%	4.28%	4.76%
North America (excluding cards)	167.1	9,362	11,643	14,071	7,458	8,112	10,204
Ratio		6.03%	5.84%	6.42%	4.81%	4.07%	4.66%

Total Citigroup (excluding Special Asset Pool)	$462.6	$15,201	$18,104	$22,022	$14,136	$15,059	$19,200
Ratio		3.38%	3.67%	4.07%	3.14%	3.06%	3.55%

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

(4)
The 90 days or more and 30 to 89 days past due and related ratios for North America Regional Consumer Banking excludes U.S. mortgage loans that are guaranteed by U.S. government sponsored agencies since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90 days or more past due and (end-of-period loans) are $188 million ($0.8 billion) as of September 30, 2010. The amount excluded for loans 30 to 89 days past due (end-of-period loans have the same adjustment as above) is $15 million.

(5)
The 90 days or more and 30 to 89 days past due and related ratios for North America LCL excludes U.S. mortgage loans that are guaranteed by U.S. government sponsored agencies since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90 days or more past due and (end-of-period loans) for each period are: $5.0 billion ($9.5 billion), $5.0 billion ($9.4 billion), and $4.9 billion ($8.3 billion) as of September 30, 2010, June 30, 2010 and September 30, 2009, respectively. The amounts excluded for loans 30 to 89 days past due (end-of-period loans have the same adjustment as above) for each period are: $1.7 billion, $1.6 billion, and $0.8 billion, as of September 30, 2010, June 30, 2010 and September 30, 2009, respectively.

(6)
The September 30, 2010 and June 30, 2010 loans 90 days or more past due and 30-89 days past due and related ratios for North America excludes $2.4 billion and $2.6 billion, respectively, of loans that are carried at fair value.

(7)
Total loans include interest and fees on credit cards.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	3Q10	3Q10	2Q10	3Q09
Citicorp
Total	$221.0	$2,731	$2,922	$1,442
Add: impact of credit card securitizations(3)		—	—	1,876
Managed NCL		$2,731	$2,922	$3,318
Ratio		4.90%	5.38%	5.97%

Retail Bank
Total	111.5	333	304	395
Ratio		1.18%	1.12%	1.48%
North America	29.7	90	79	78
Ratio		1.20%	1.03%	0.90%
EMEA	4.5	34	46	84
Ratio		3.00%	4.10%	5.85%
Latin America	20.3	128	96	114
Ratio		2.50%	1.98%	2.68%
Asia	57.0	81	83	119
Ratio		0.56%	0.61%	0.96%

Citi-Branded Cards
Total	109.5	2,398	2,618	1,047
Add: impact of credit card securitizations(3)		—	—	1,876
Managed NCL		2,398	2,618	2,923
Ratio		8.69%	9.68%	10.14%
North America	76.0	1,881	2,047	201
Add: impact of credit card securitizations(3)		—	—	1,876
Managed NCL		1,881	2,047	2,077
Ratio		9.82%	10.77%	9.98%
EMEA	2.8	31	39	55
Ratio		4.39%	5.79%	7.27%
Latin America	12.3	322	361	543
Ratio		10.39%	12.07%	17.80%
Asia	18.4	164	171	248
Ratio		3.54%	3.90%	5.89%

Citi Holdings—Local Consumer Lending
Total	248.4	3,949	4,535	4,912
Add: impact of credit card securitizations(3)		—	—	1,137
Managed NCL		3,949	4,535	6,049
Ratio		6.31%	6.03%	7.21%
International	25.0	444	495	957
Ratio		7.05%	7.61%	9.79%
North America Retail partner cards	48.8	1,505	1,775	867
Add: impact of credit card securitizations(3)		—	—	1,137
Managed NCL		1,505	1,775	2,004
Ratio		12.24%	13.41%	12.76%
North America (excluding cards)	174.6	2,000	2,265	3,088
Ratio		4.54%	4.08%	5.29%

Total Citigroup (excluding Special Asset Pool)	$469.4	$6,680	$7,457	$6,354
Add: impact of credit card securitizations(3)		—	—	3,013
Managed NCL		6,680	7,457	9,367
Ratio		5.65%	5.76%	6.72%

(1)
Average loans include interest and fees on credit cards.

(2)
The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)
See page 3 and Note 1 to the Consolidated Financial Statements for a discussion of the impact of SFAS 166/167.

 Consumer Loan Modification Programs

        Citigroup has instituted a variety of modification programs to assist borrowers with financial difficulties. These programs, as described below, include modifying the original loan terms, reducing interest rates, extending the remaining loan duration and/or waiving a portion of the remaining principal balance. At September 30, 2010, Citi's significant modification programs consisted of the U.S. Treasury's Home Affordable Modification Program (HAMP), as well as short-term and long-term modification programs in the U.S., each as summarized below.

        The policy for re-aging modified U.S. consumer loans to current status varies by product. Generally, one of the conditions to qualify for these modifications is that a minimum number of payments (typically ranging from one to three) be made. Upon modification, the loan is re-aged to current status. However, re-aging practices for certain open-ended consumer loans, such as credit cards, are governed by Federal Financial Institutions Examination Council (FFIEC) guidelines. For such open-ended consumer loans subject to FFIEC guidelines, one of the conditions for the loan to be re-aged to current status is that at least three consecutive minimum monthly payments, or the equivalent amount, must be received. In addition, under FFIEC guidelines, the number of times that such a loan can be re-aged is subject to limitations (generally once in 12 months and twice in five years). Furthermore, Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) loans are modified under those respective agencies' guidelines, and payments are not always required in order to re-age a modified loan to current.

        In the determination of the allowance for loan losses for troubled debt restructurings (TDRs), Citigroup considers a combination of historical re-default rates, the current economic environment, and the nature of the modification program in forecasting expected cash flows.

HAMP and Other Long-Term Programs.

        Long-term modification programs or TDRs occur when the terms of a loan have been modified due to the borrowers' financial difficulties and a long-term concession has been granted to the borrower. Substantially all long-term programs in place provide interest rate reductions. See "Loan Accounting Policies" in Citi's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 for a discussion of the allowance for loan losses for such modified loans.

        The following table presents Citigroup's consumer loan TDRs as of September 30, 2010 and December 31, 2009. As discussed below under "HAMP," HAMP loans whose terms are contractually modified after successful completion of the trial period are included in the balances below:

	Accrual		Non-accrual
In millions of dollars	Sept. 30, 2010	Dec. 31, 2009	Sept. 30, 2010	Dec. 31, 2009
Mortgage and real estate	$14,119	$8,654	$1,949	$1,413
Cards(1)	5,265	2,303	33	150
Installment and other	3,408	3,128	350	250

(1)
2010 balances reflect the adoption of SFAS 166/167.

        These TDRs are predominately concentrated in the U.S. Citi's significant long-term U.S. modification programs include:

Mortgages

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

        In order to be entitled to loan modifications, borrowers must complete a three- to five-month trial period, make the agreed payments and provide the required documentation. Beginning March 1, 2010, documentation is required to be provided prior to beginning the trial period, whereas prior to that date, it was required before the end of the trial period. This change generally means that Citi is able to verify income up front for potential HAMP participants before they begin making lower monthly payments. Early signs indicate that this change will increase the percentage of borrowers who will successfully complete the trial period.

        During the trial period, Citi requires that the original terms of the loans remain in effect pending completion of the modification. From inception through September 30, 2010, approximately $9.1 billion of first mortgages were enrolled in the HAMP trial period, while $3.1 billion have successfully completed the trial period. Upon completion of the trial period, the terms of the loan are contractually modified, and it is accounted for as a TDR.

        Citi has also agreed to participate in the U.S. Treasury's HAMP second mortgage program (2MP) beginning October 1, 2010. 2MP requires Citi to either: (1) modify the borrower's second mortgage according to a defined protocol; or (2) accept a lump sum payment from the U.S. Treasury in exchange for full extinguishment of the second mortgage. For a borrower to qualify, the borrower must have successfully modified his/her first mortgage under the HAMP and met other criteria. Under the 2MP program, if the first mortgage is modified under HAMP and receives a principal forgiveness, the same percentage of principal forgiveness is required on the second mortgage.

        Loans included in the HAMP trial period are not classified as modified under short-term or long-term programs, and the allowance for loan losses for these loans is calculated under ASC 450-20.

        As of September 30, 2010, excluding the number of loans that are still in the trial period, 33% of the loans were successfully modified under HAMP, 13% were modified under the Citi Supplemental program (see below), 17% received HAMP Re-age (see below), and 37% have not received any modification from Citi to date.

        Citi Supplemental.    The Citi Supplemental (CSM) program was designed by Citi to assist borrowers ineligible for HAMP or who become ineligible through the HAMP trial period process. If the borrower already has less than a 31% housing debt ratio, the modification offered is an interest rate reduction (up to 2.5% with a floor rate of 4%) which is in effect for two years, and the rate then increases up to 1% per year until the interest rate is at the pre-modified contractual rate. If the borrower's housing debt ratio is greater than 31%, specific treatment steps for HAMP, including an interest rate reduction, will be followed to achieve a 31% housing debt ratio. The modified interest rate is in effect for two years, and then increases up to 1% per year until the interest rate is at the pre-modified contractual rate. If income documentation was not supplied previously for HAMP, it is required for CSM. Three or more trial payments are required prior to modification. These payments can be made during the HAMP and/or CSM trial period.

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

        FHA/VA.    Loans guaranteed by the FHA or VA are modified through the normal modification process required by those respective agencies. Borrowers must be delinquent and concessions include interest rate reductions, principal forgiveness, extending maturity dates, and forgiving accrued interest and late fees. The interest rate reduction is in effect for the remaining loan term. Losses on FHA loans are borne by the sponsoring agency provided that the insurance has not been breached as a result of an origination defect. The VA establishes a loan-level loss cap, beyond which Citi is liable for loss. Historically, Citi's losses on FHA and VA loans have been negligible.

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

Impact of Mortgage Modification Programs

        Citi considers various metrics in analyzing the success of U.S. mortgage loan modifications. Payment behavior of customers during the modification (both short-term and long-term) is monitored. For short-term modifications, performance is also measured for an additional period of time after the expiration of the concession. Balance reductions and annualized loss rates are important metrics that are monitored. Based on actual experience, program terms, including eligibility criteria, interest charged and loan tenor, may be refined.

        The main objective of the mortgage modification programs is to reduce the payment burden for the borrower and improve the net present value of Citi's expected cash flows. The total balance reduction for modifications in the Other category (noted above and in the table below) after 24 months is approximately 34% (as a percentage of the balance at the time of modification), consisting of approximately 19% of paydowns and 15% of net credit losses. At 18 months after modifying an account, in Citi's experience to date, credit loss rates are estimated to be reduced by approximately one-third compared to accounts that were not modified. The HAMP and CSM programs have less vintage history and limited loss data. However, performance of the HAMP and CSM programs are currently tracking to Citi's expectations and are currently expected to perform better than the pre-HAMP modifications discussed above.

        The total balance reduction for long-term CFNA Real Estate AOTs after 24 months is approximately 14% (as a percentage of the balance at the time of modification), consisting of approximately 5% of paydowns and 9% of net credit losses. The U.S. Consumer Mortgage Temporary AOT program (described under Short-Term Programs) has less vintage history and limited loss data.

North America Cards

        Paydown.    The Paydown program is designed to liquidate a customer's balance within 60 months. It is available to customers who indicate a long-term hardship (e.g., long-term disability, medical issues or a non-temporary income reduction, such as an occupation change). Payment requirements are decreased by reducing interest rates charged to either 9.9% or 0%, depending upon the customer situation, and designed to amortize at least 1.67% of the balance each month. Under this program, fees are discontinued, and charging privileges are permanently rescinded.

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

        Interest Reversal Paydown.    The Interest Reversal Paydown program is also designed to liquidate a customer's balance within 60 months. It is available to customers who indicate a long-term hardship. Accumulated interest and fees owed to Citi are reversed upon enrollment, and future interest and fees are discontinued. Payment requirements are reduced and are designed to amortize at least 1.67% of the balance each month. Under this program, like the programs discussed above, fees are discontinued, and charging privileges are permanently rescinded.

Impact of Cards Modification Programs

        Citi considers various metrics in analyzing the success of North America credit card loan modifications. Payment behavior of customers during the modification (both short-term and long-term modifications) is monitored. For short-term modifications, performance is also measured for an additional period of time after the expiration of the concession. Balance reductions and annualized loss rates are important metrics that are monitored. Based on actual experience, program terms, including eligibility criteria, interest charged and loan tenor, may be refined.

        The main objective of the credit card modification programs is to reduce the payment burden for the borrower and improve the net present value of Citi's expected cash flows. Total balance reduction for long-term modifications after 24 months is approximately 60-70% (as a percentage of the balance at the time of modification), consisting of approximately 30-40% of paydowns and 30% of net credit losses. It is Citi's experience that these credit losses are approximately one-third lower, depending upon the individual program and vintage, than those of similar accounts that were not modified.

        Twenty-four months after starting a short-term modification, balances are reduced by approximately 60-70% (as a percentage of the balance at the time of modification), consisting of approximately 20-30% of paydowns and 40% of net credit losses. It is Citi's experience that these credit losses are approximately one-sixth lower, depending upon the individual program and vintage, than those of similar accounts that were not modified.

        Based on Citi's experience to date and after consideration of the continuing challenging economic environment, Citigroup will be implementing certain changes to its credit card modification programs beginning in the fourth quarter of 2010, including revisions to the eligibility criteria for modification programs. As a result of these changes, Citi expects the overall volume of new entrants to these modification programs to decrease, particularly for short-term programs. While Citi also expects these changes to negatively impact net credit losses beginning in 2011, Citi believes overall that net credit losses will continue to improve in 2011 for each of the North America Cards businesses. Citi has considered these changes to the modification programs and their effect on net credit losses in determining the loan loss reserve as of September 30, 2010.

U.S. Installment Loans

        CFNA AOT.    This program is targeted to Consumer Finance customers with a permanent hardship. Payment reduction is provided through the re-amortization of the remaining loan balance, typically at a lower interest rate. Loan payments may be rescheduled over a period not to exceed 120 months. Generally, the rescheduled payment cannot be less than 50% of the original payment amount, unless the AOT is a result of a military service member's SCRA, or as a result of settlement, court order, judgment or bankruptcy. The interest rate generally cannot be reduced below 9% (except in the instances listed above). Customers must make a qualifying payment at the reduced payment amount in order to qualify for the modification. In addition, customers must provide proof of income and monthly obligations are validated through an updated credit report.

Impact of Installment Loan Modification Programs

        Citi considers various metrics in analyzing the success of U.S. installment loan modifications. Payment behavior of customers during the modification (both short-term and long-term modifications) is monitored. For short-term modifications, performance is also measured for an additional period of time after the expiration of the concession. Balance reductions and annualized loss rates are important metrics that are monitored. Based on actual experience, program terms, including eligibility criteria, interest charged and loan tenor, may be refined.

        The main objective of the installment loan modification programs is to reduce the payment burden for the borrower and improve the net present value of Citi's expected cash flows. The total balance reduction for CFNA AOT modifications after 24 months is approximately 50% (as a percentage of the balance at the time of modification), consisting of approximately 10-15% of paydowns and 35-40% of net credit losses. The Temporary AOT program (described under Short-term Programs) has less vintage history and limited loss data.

Long Term Modification Programs—Summary

        The following table sets forth, as of September 30, 2010, information relating to Citi's significant long-term U.S. mortgage, card and installment loan modification programs:

In millions of dollars	Program balance	Program start date(1)	Average interest rate reduction	Average % payment relief	Average tenor of modified loans	Deferred principal	Principal forgiveness
U.S. Consumer Mortgage Lending
HAMP	$2,868	3Q09	4%	41%	32 years	$373	$2
Citi Supplemental	1,197	4Q09	3%	25%	28 years	61	1
HAMP Re-age(2)	354	1Q10	N/A	N/A	24 years	7	—
2nd FDIC	368	2Q09	6%	47%	21 years	25	6
FHA/VA(3)	3,140		2%	20%	28 years	—	—
Adjustment of Terms (AOTs)	3,829		3%	23%	29 years
Other	3,541		4%	41%	27 years	43	47
North America Cards
Paydown	2,308		15%	—	5 years
CCG	1,790		9%	—	5 years
Interest Reversal Paydown	255		20%	—	5 years
U.S. Installment
CFNA AOTs	1,000		8%	35%	9 years

(1)
Provided if program was introduced within the last 18 months.

(2)
Approximately $30 million reported at June 30, 2010 were modified in a Citi Supplemental program and approximately $85 million were sold.

(3)
Approximately $1 billion reported at June 30, 2010 were transferred to Held for Sale in the third quarter.

        Short-term Programs.    Citigroup has also instituted short-term programs (primarily in the U.S.) to assist borrowers experiencing temporary hardships. These programs include short-term (12 months or less) interest rate reductions and deferrals of past due payments. The loan volume under these short-term programs has increased significantly over the past 18 months, and loan loss reserves for these loans have been enhanced, giving consideration to the higher risk associated with those borrowers and reflecting the estimated future credit losses for those loans. See "Loan Accounting Policies" in Citi's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 for a discussion of the allowance for loan losses for such modified loans.

        The following table presents the amounts of gross loans modified under short-term interest rate reduction programs in the U.S. as of September 30, 2010:

	September 30, 2010
In millions of dollars	Accrual	Non-accrual
Cards	$3,497	—
Mortgage and real estate	1,775	$67
Installment and other	1,393	97

        Significant short-term U.S. programs include:

North America Cards

        Universal Payment Program (UPP).    The North America cards business provides short-term interest rate reductions to assist borrowers experiencing temporary hardships through the UPP. Under this program, a participant's APR is reduced by at least 500 basis points for a period of up to 12 months. The minimum payment is established based upon the customer's specific circumstances and is designed to amortize at least 1% of the principal balance each month. The participant's APR returns to its original rate at the end of the program or earlier if they fail to make the required payments.

        As a result of the changes to be made to the credit card modification programs, as mentioned above, Citi expects the volume of new entrants to be lower for UPP. The impact will be closely monitored.

Mortgages

        Temporary AOT.    This program is targeted to Consumer Finance customers with a temporary hardship. Examples of temporary hardships would include a short-term medical disability or a temporary reduction of pay. Under this program, which can include both an interest rate reduction and a term extension, the interest rate is reduced for either a five- or an eleven-month period. At the end of the temporary modification period, the interest rate reverts to the pre-modification rate. If the customer is still undergoing hardship at the conclusion of the temporary payment reduction, a second extension of the temporary terms can be considered in either of the time period increments above. In cases where the account is severely past due (over 60 days past due) at the expiration of the temporary modification period, the terms of the modification are made permanent and the payment is kept at the reduced amount for the remaining life of the loan.

U.S Installment Loans

        Temporary AOT.    This program is targeted to Consumer Finance customers with a temporary hardship. Under this program, which can include both an interest rate reduction and a term extension, the interest rate is reduced for either a five- or an eleven-month period. At the end of the temporary modification period, the interest rate reverts to the pre-modification rate. If the customer is still undergoing hardship at the conclusion of the temporary payment reduction, a second extension of the temporary terms can be considered in either of the time period increments above. In cases where the account is severely past due (over 90 days past due) at the expiration of the temporary modification period, the terms of the modification are made permanent and the payment is kept at the reduced amount for the remaining life of the loan.

Short Term Modification Programs—Summary

        The following table sets forth, as of September 30, 2010, information related to Citi's significant short-term U.S. cards, mortgage, and installment loan modification programs:

In millions of dollars	Program balance	Program start date(1)	Average interest rate reduction	Average time period for reduction
UPP	$3,497		19%	12 months
U.S. Consumer Mortgage Temporary AOT	1,824	1Q09	3%	8 months
U.S. Installment Temporary AOT	1,488	1Q09	5%	7 months

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

Consumer Mortgage Representations and Warranties

        The majority of Citi's exposure to representation and warranty claims relates to its U.S. consumer mortgage business.

        When selling a loan, Citi (through its CitiMortgage business) makes various representations and warranties relating to, among other things, the following:

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

The specific representations and warranties made by Citi depend on the nature of the transaction and the requirements of the buyer. Market conditions and credit-rating agency requirements may also affect representations and warranties and the other provisions to which Citi may agree in loan sales.

        Citi's representations and warranties are generally not subject to stated limits in amount or time of coverage. However, contractual liability arises only when the representations and warranties are breached and generally only when a loss results from the breach. In the event of a breach of these representations and warranties, Citi may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify ("make-whole") the investors for their losses.

        For the nine months ended September 30, 2010 and 2009, over 75% of Citi's repurchases and make-whole payments were attributable to misrepresentation of facts by either the borrower or a third party (e.g., income, employment, debts, FICO, etc.), appraisal issues (e.g., an error or misrepresentation of value), and program requirements (e.g., a loan that does not meet investor guidelines such as contractual interest rate). For the three months ended September 30, 2010 and 2009, the comparable percentages were 79% and 65%, respectively. To date, there has not been a meaningful difference in incurred or estimated loss for each type of defect.

        In the case of a repurchase, Citi will bear any subsequent credit loss on the mortgage loan and the loan is typically considered a credit-impaired loan and accounted for under SOP 03-3, "Accounting for Certain Loans and Debt Securities, Acquired in a Transfer" (now incorporated into ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality). These repurchases have not had a material impact on Citi's non-performing loan statistics because credit-impaired purchased SOP 03-3 loans are not included in non-accrual loans, since they generally continue to accrue interest until write off.

        As evidenced by the tables below, to date, Citi's repurchases have primarily been from the government sponsored entities (GSEs).

        The unpaid principal balance of loans repurchased due to representation and warranty claims for the three months ended September 30, 2010 and September 30, 2009 was as follows:

	Three months ended September 30,
	2010	2009
In millions of dollars	Unpaid Principal Balance	Unpaid Principal Balance
GSEs	$53	$82
Private investors	11	4

Total	$64	$86

        The unpaid principal balance of loans repurchased due to representation and warranty claims for the nine months ended September 30, 2010 and September 30, 2009 was as follows:

	Nine months ended September 30,
	2010	2009
In millions of dollars	Unpaid Principal Balance	Unpaid Principal Balance
GSEs	$203	$238
Private investors	23	14

Total	$226	$252

        In addition, Citi recorded make-whole payments of $73 million and $6 million for the three months ended September 30, 2010 and September 30, 2009, respectively, and $139 million and $30 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.

        Citi has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold loans (repurchase reserve) that is included in Other liabilities in the Consolidated Balance Sheet. The repurchase reserve considers reimbursements estimated to be received by Citi from third-party correspondent lenders and indemnification agreements relating to previous acquisitions of mortgage servicing rights. In the case of a repurchase of a credit-impaired SOP 03-3 loan, the difference between the loan's fair value and unpaid principal balance at the time of the repurchase is recorded as a utilization of the repurchase reserve. Make-whole payments to the investor are also treated as utilizations and charged directly against the reserve. The repurchase reserve is estimated when Citi sells loans (recorded as an adjustment to the gain on sale, which is included in Other revenue in the Consolidated Statement of Income) and is updated quarterly. Any change in estimate is recorded in Other revenue.

        The repurchase reserve is calculated separately by sales vintage (i.e., the year the loans were sold) based on various assumptions. While substantially all of Citi's current loan sales are with GSEs with which Citi has considerable historical experience, these assumptions contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. The most significant assumptions used to calculate the reserve levels are as follows:

  •
  Loan documentation requests: Assumptions regarding future expected loan documentation requests exist as a means to predict future repurchase demand trends. These assumptions are based on recent historical trends as well as anecdotal evidence and general industry knowledge about the current repurchase environment. For example, Citi has observed an increase in the level of staffing and focus by the GSEs to "put" more loans back to servicers. These factors are considered in the forecast of expected future repurchase claims and changes in these trends could have a positive or negative impact on Citi's repurchase reserve. During 2009 and the nine months ended September 30, 2010, loan documentation requests were trending higher than in previous periods, which increased the repurchase reserve.

  •
  Repurchase claims as a percentage of loan documentation requests: Given that loan documentation requests are an indicator of future repurchase claims, an assumption is made regarding the conversion rate from loan documentation requests to repurchase claims. This assumption is based on historical performance and, if actual rates differ in the future, could also impact repurchase reserve levels. This percentage was generally stable during 2009 and the first quarter of 2010, but has deteriorated slightly in the second and third quarters of 2010.

  •
  Claims appeal success rate: This assumption represents Citi's expected success at rescinding an investor claim by satisfying the investor demand for more information, disputing the claim validity, etc. This assumption is based on recent historical successful appeals rates. These rates could fluctuate and, in Citi's experience, have historically fluctuated significantly based on changes in the validity or composition of claims. Generally, during 2009 and 2010 to date, Citi's appeal success rate improved from levels in prior periods, which had a favorable impact on the repurchase reserve.

  •
  Estimated loss given repurchase or make-whole: The assumption of the estimated loss amount per repurchase or make-whole payment is applied separately for each sales vintage to capture volatile housing price highs and lows. The assumption is based on actual and expected losses of recent repurchases/make-whole payments calculated for each sales vintage year, which are impacted by factors such as macroeconomic indicators including overall housing values. During 2009, the loss per loan on repurchases/make-whole payments increased. While Citi experienced stabilization in this metric during the first quarter of 2010, such metric has deteriorated in the second and third quarters of 2010.

        As stated above, the request for loan documentation packages is an early indicator of a potential claim. During 2009, loan documentation package requests and the level of outstanding claims increased. In addition, Citi's loss severity estimates increased during 2009 due to the impact of macroeconomic factors and its experience with actual losses at such time. As set forth in the tables below, these factors contributed to change in estimates for the repurchase reserve amounting to $33 million and $280 million for the three and nine months ended September 30, 2009, respectively.

        During the third quarter of 2010, loan documentation package requests, the loss per loan and the level of outstanding claims further increased. In addition, there was an overall deterioration in the other key assumptions due to the impact of macroeconomic factors and Citi's continued experience with actual losses. These factors contributed to the $322 million change in estimate for the repurchase reserve in the current quarter.

        As discussed above, the repurchase reserve is calculated by sales vintage. The majority of the repurchases in 2010 were from the 2006 through 2008 sales vintages and, in 2009, were from the 2006 and 2007 vintages, which also represent the vintages with the largest loss-given-repurchase. An insignificant percentage of 2010 and 2009 repurchases were from vintages prior to 2006, and Citi currently anticipates that this percentage will decrease, as those vintages are later in the credit cycle. Although early in the credit cycle, Citi has experienced improved repurchase and loss-given-repurchase statistics from the 2009 and 2010 vintages.

        As of September 30, 2010, Citi services loans previously sold as follows:

	September 30, 2010
In millions	Number of Loans	Unpaid Principal Balance
Vintage Sold:
2005 and Prior	1.1	$120,109
2006	0.3	45,631
2007	0.3	57,017
2008	0.4	65,544
2009	0.3	65,077
2010	0.2	38,748
Indemnifications(1)	0.9	112,161

Total	3.5	$504,287

(1)
Represents loans serviced by CitiMortgage that are covered by indemnification agreements relating to previous acquisitions of mortgage servicing rights.

        Since 2000, Citi has sold $93 billion of loans to private investors, of which $49 billion were sold through securitizations. As of September 30, 2010, $41 billion of these loans (including $17 billion sold through securitizations) continue to be serviced by Citi and is included in the $504 billion of serviced loans above.

        The activity in the repurchase reserve for the three months ended September 30, 2010 and September 30, 2009 was as follows:

	Three months ended September 30,
In millions of dollars	2010	2009
Balance, beginning of period	$727	$279
Additions for new sales	3	10
Change in estimate	322	33
Utilizations	(100)	(27)

Balance, end of period	$952	$295

        The activity in the repurchase reserve for the nine months ended September 30, 2010 and September 30, 2009 was as follows:

	Nine months ended September 30,
In millions of dollars	2010	2009
Balance, beginning of period	$482	$75
Additions for new sales	12	29
Change in estimate	669	280
Utilizations	(211)	(89)

Balance, end of period	$952	$295

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

        As would be expected, as the trend in claims and inventory increases, Citi's reserve for repurchases typically increases. Included in Citi's current reserve estimate is an assumption that repurchase claims will remain at elevated levels for the foreseeable future, although the actual number of claims may differ and is subject to uncertainty. Furthermore, approximately half of the repurchase claims in Citi's recent experience have been successfully appealed and have resulted in no loss to Citi.

        The representation and warranty claims by claimant for the three months ended September 30, 2010 and September 30, 2009 were as follows:

	Three months ended September 30,
	2010		2009
Dollars in millions	Number of Claims	Original Principal Balance	Number of Claims	Original Principal Balance
GSEs	1,887	$408	1,514	$325
Private Investors	103	24	109	18
Mortgage insurers(1)	64	14	156	30

Total	2,054	$446	1,779	$373

(1)
Represents the insurer's rejection of a claim for loss reimbursement that has yet to be resolved. To the extent that mortgage insurance will not cover the claim on a loan, Citi may have to make the GSE or private investor whole.

        The representation and warranty claims for the nine months ended September 30, 2010 and September 30, 2009 were as follows:

	Nine months ended September 30,
	2010		2009
Dollars in millions	Number of Claims	Original Principal Balance	Number of Claims	Original Principal Balance
GSEs	6,720	$1,444	4,478	$933
Private Investors	259	58	358	58
Mortgage insurers	190	41	242	49

Total	7,169	$1,543	5,078	$1,040

        The number of unresolved claims by type of claimant as of September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010		December 31, 2009
Dollars in millions	Number of Claims	Original Principal Balance	Number of Claims	Original Principal Balance
GSEs	4,349	$954	2,600	$572
Private Investors	196	32	311	40
Mortgage insurers	128	27	204	42

Total	4,673	$1,013	3,115	$654

Securities and Banking-Sponsored Private Label Residential Mortgage Securitizations—Representations and Warranties

        Over the years, S&B has been a sponsor of private-label mortgage-backed securitizations. Mortgage securitizations sponsored by Citi's S&B business represent a much smaller portion of Citi's mortgage business than Citi's consumer business discussed above.

        During the period 2005 through 2008, S&B sponsored approximately $65 billion in private-label mortgage-backed securitization transactions, of which approximately $29 billion remained outstanding at September 30, 2010. These outstanding transactions are backed by loan collateral composed of approximately $7.8 billion prime, $6.2 billion Alt-A and $14.8 billion subprime residential mortgage loans. Citi estimates that actual cumulative losses to date incurred by the issuing trusts on these transactions have been approximately $6.3 billion.

        The mortgages included in these securitizations were purchased from parties outside of S&B, and fewer than 3% of the mortgages currently outstanding were originated by Citi. In addition, fewer than 10% of the currently outstanding mortgage loans underlying these securitization transactions are serviced by Citi. The loans serviced by Citi are included in the $504 billion of residential mortgage loans referenced under "Consumer Mortgage Representations and Warranties" above. (Citi acts as master servicer for certain of the transactions.)

        In connection with such transactions, representations and warranties (representations) relating to the mortgage loans included in each trust issuing the securities were made either by (1) Citi, or (2) in a relatively small number of cases, third-party sellers (Selling Entities, which were also often the originator of the loans). These representations were generally made or assigned to the issuing trust.

        The representations in these securitization transactions generally related to, among other things, the following:

  •
  the absence of fraud on the part of the mortgage loan borrower, the seller or any appraiser, broker or other party involved in the origination of the mortgage loan (which was sometimes wholly or partially limited to the knowledge of the representation provider);

  •
  whether the mortgage property was occupied by the borrower as his or her principal residence;

  •
  the mortgage loan's compliance with applicable federal, state and local laws;

  •
  whether the mortgage loan was originated in conformity with the originator's underwriting guidelines; and

  •
  the detailed data concerning the mortgage loans that was included on the mortgage loan schedule.

The specific representations relating to the mortgage loans in each securitization may vary, however, depending on various factors such as the Selling Entity, rating agency requirements and whether the mortgage loans were considered prime, Alt-A or subprime in credit quality.

        In the event of a breach of its representations, Citi may be required either to repurchase the mortgage loans with the identified defects (generally at unpaid principal balance plus accrued interest) or indemnify the investors for their losses.

        For securitizations in which Citi made representations, these representations typically were similar to those provided to Citi by the Selling Entities, with the exception of certain limited representations required by rating agencies. These latter representations overlapped in some cases with the representations described above.

        In cases where Citi made representations and also received those representations from the Selling Entity for that loan, if Citi is the subject of a claim based on breach of those representations in respect of that loan, it may have a contractual right to pursue a similar (back-to-back) claim against the Selling Entity. If only the Selling Entity made representations, then only the Selling Entity should be responsible for a claim based on breach of these representations in respect of that loan. (This discussion only relates to contractual claims based on breaches of representations.)

        However, in some cases where Citi made representations and received similar representations from Selling Entities, including a majority of such cases involving subprime and Alt-A collateral, Citi believes that those Selling Entities appear to be in bankruptcy, liquidation or financial distress. In those cases, in the event that claims for breaches of representations were to be made against Citi, the Selling Entities' financial condition may effectively preclude Citi from obtaining back-to-back recoveries against them.

        To date, S&B has received only a very small number of claims based on breaches of representations relating to the mortgage loans in these securitization transactions. Citi continues to monitor this claim activity relating to its S&B mortgage securitizations closely.

        In addition to sponsoring residential mortgage securitization transactions as described above, S&B engages in other residential mortgage-related activities, including underwriting of residential mortgage-backed securities. S&B participated in the underwriting of these S&B-sponsored securitizations, as well as underwritings of other residential mortgage-backed securities sponsored and issued by third parties. For additional information on these activities, see "Legal Proceedings" below.

CORPORATE CREDIT PORTFOLIO

        The following table presents credit data for Citigroup's corporate loans and unfunded lending commitments at September 30, 2010. The ratings scale is based on Citi's internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody's.

	At September 30, 2010
Corporate loans(1) in millions of dollars	Recorded investment in loans(2)	% of total(3)	Unfunded lending commitments	% of total(3)
Investment grade(4)	$123,384	70%	$237,959	85%
Non-investment grade(4)
Noncriticized	22,956	13	22,168	8
Criticized performing(5)	19,513	11	15,993	6
Commercial real estate (CRE)	5,295	3	1,684	1
Commercial and industrial and other	14,218	8	14,309	5
Non-accrual (criticized)(5)	9,947	6	2,278	1
CRE	2,138	1	903	—
Commercial and industrial and other	7,809	5	1,375	1

Total non-investment grade	$52,416	30%	$40,439	15%
Private Banking loans managed on a delinquency basis(4)	13,784		2,166
Loans at fair value	2,755		—

Total corporate loans	$192,339	100%	$280,564	100%
Unearned income	(1,132)		—

Corporate loans, net of unearned income	$191,207		$280,564

(1)
Includes $791 million of TDRs for which concessions, such as the reduction of interest rates or the deferral of interest or principal payments, have been granted as a result of deterioration in the borrowers' financial condition. Each of the borrowers is current under the restructured terms.

(2)
Recorded investment in a loan includes accrued interest, net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(3)
Percentages exclude Private Banking loans managed on a delinquency basis and loans at fair value.

(4)
Held-for-investment loans accounted for on an amortized cost basis.

(5)
Criticized exposures correspond to the "Special Mention," "Substandard" and "Doubtful" asset categories defined by banking regulatory authorities.

        The following tables represent the corporate credit portfolio (excluding Private Banking), before consideration of collateral, by maturity at September 30, 2010. The corporate portfolio is broken out by direct outstandings that include drawn loans, overdrafts, interbank placements, bankers' acceptances, certain investment securities and leases and unfunded commitments that include unused commitments to lend, letters of credit and financial guarantees.

	At September 30, 2010
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$197	$41	$9	$247
Unfunded lending commitments	172	93	10	275

Total	$369	$134	$19	$522

	At December 31, 2009
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$213	$66	$7	$286
Unfunded lending commitments	182	120	10	312

Total	$395	$186	$17	$598

Portfolio Mix

        The corporate credit portfolio is diverse across counterparty, industry and geography. The following table shows direct outstandings and unfunded commitments by region:

	September 30, 2010	December 31, 2009
North America	46%	51%
EMEA	31	27
Latin America	7	9
Asia	16	13

Total	100%	100%

        The maintenance of accurate and consistent risk ratings across the corporate credit portfolio facilitates the comparison of credit exposure across all lines of business, geographic regions and products.

        Obligor risk ratings reflect an estimated probability of default for an obligor and are derived primarily through the use of statistical models (which are validated periodically), external rating agencies (under defined circumstances) or approved scoring methodologies. Facility risk ratings are assigned, using the obligor risk rating, and then factors that affect the loss given default of the facility, such as support or collateral, are taken into account. With regard to climate change risk, factors evaluated include consideration of the business impact, impact of regulatory requirements or lack thereof, and impact of physical effects on obligors and their assets.

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

        As described in Citi's Form 10-Q for the quarter ended June 30, 2010, Citi seeks performance on guarantee arrangements in the normal course of business. Seeking performance entails obtaining satisfactory cooperation from the guarantor or borrower to achieve Citi's strategy in the specific situation. This regular cooperation is indicative of pursuit and successful enforcement of the guarantee: the exposure is reduced without the expense and burden of pursuing a legal remedy. Enforcing a guarantee via legal action against the guarantor is not the primary means of resolving a troubled loan situation and rarely occurs.

        The following table presents the corporate credit portfolio by facility risk rating at September 30, 2010 and December 31, 2009, as a percentage of the total portfolio:

	Direct outstandings and unfunded commitments
	September 30, 2010	December 31, 2009
AAA/AA/A	55%	58%
BBB	25	24
BB/B	13	11
CCC or below	6	7
Unrated	1	—

Total	100%	100%

        The corporate credit portfolio is diversified by industry, with a concentration only in the financial sector, including banks, other financial institutions, insurance companies, investment banks, and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total corporate portfolio:

	Direct outstandings and unfunded commitments
	September 30, 2010	December 31, 2009
Government and central banks	12%	12%
Banks	9	9
Investment banks	7	5
Petroleum	5	4
Other financial institutions	4	12
Utilities	4	4
Insurance	4	4
Agriculture and food preparation	4	4
Telephone and cable	3	3
Real estate	3	3
Industrial machinery and equipment	2	2
Global information technology	2	2
Chemicals	2	2
Other industries(1)	39	34

Total	100%	100%

(1)
Includes all other industries, none of which exceeds 2% of total outstandings.

Credit Risk Mitigation

        As part of its overall risk management activities, Citigroup uses credit derivatives and other risk mitigants to hedge portions of the credit risk in its portfolio, in addition to outright asset sales. The purpose of these transactions is to reduce Citigroup's credit risk. The results of the mark-to-market and any realized gains or losses on credit derivatives are reflected the current period's income.

        At September 30, 2010 and December 31, 2009, $56.8 billion and $59.6 billion, respectively, of credit risk exposure were economically hedged. Citigroup's loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other risk mitigants. In addition, the reported amounts of direct outstandings and unfunded commitments in this report do not reflect the impact of these hedging transactions. At September 30, 2010 and December 31, 2009, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution, respectively:

Rating of Hedged Exposure

	September 30, 2010	December 31, 2009
AAA/AA/A	52%	45%
BBB	32	37
BB/B	12	11
CCC or below	4	7

Total	100%	100%

        At September 30, 2010 and December 31, 2009, the credit protection was economically hedging underlying credit exposure with the following industry distribution:

Industry of Hedged Exposure

	September 30, 2010	December 31, 2009
Government	11%	0%
Other financial institutions	6	4
Telephone and cable	7	9
Agriculture and food preparation	7	8
Chemicals	6	8
Petroleum	6	6
Utilities	6	9
Industrial machinery and equipment	3	6
Autos	6	6
Retail	4	4
Insurance	4	4
Pharmaceuticals	3	5
Natural gas distribution	4	3
Metals	5	4
Global information technology	2	3
Other industries(1)	20	21

Total	100%	100%

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

	September 30, 2010		June 30, 2010		September 30, 2009
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(302)	NM	$(264)	NM	$(727)	NM
Gradual change	$(189)	NM	$(179)	NM	$(427)	NM

Mexican peso
Instantaneous change	$88	$(88)	$60	$(60)	$25	$(25)
Gradual change	$50	$(50)	$33	$(33)	$11	$(11)

Euro
Instantaneous change	$38	NM	$13	NM	$47	NM
Gradual change	$20	NM	$3	NM	$10	NM

Japanese yen
Instantaneous change	$85	NM	$133	NM	$211	NM
Gradual change	$58	NM	$89	NM	$120	NM

Pound sterling
Instantaneous change	$24	NM	$16	NM	$(9)	NM
Gradual change	$14	NM	$8	NM	$(10)	NM

NM    Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the yield curve.

        The changes in the U.S. dollar IRE from the previous quarter reflect changes in the customer-related asset and liability mix, asset sales, the expected impact of market rates on customer behavior and purchases in the liquidity portfolio. The changes from the prior-year quarter primarily reflected modeling of mortgages and deposits based on lower rates, pricing changes due to the CARD Act, debt issuance and swapping activities, offset by repositioning of the liquidity portfolio.

        Certain trading-oriented businesses within Citi have accrual-accounted positions. The U.S. dollar IRE associated with these businesses is ($106) million for a 100 basis point instantaneous increase in interest rates.

        The following table shows the risk to NIR from six different changes in the implied-forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	0	100	200	(200)	(100)	0
10-year rate change (bps)	(100)	0	100	(100)	0	100

Impact to net interest revenue (in millions of dollars)	$(102)	$(195)	$(496)	NM	NM	$102

NM    Not meaningful. A 100 basis point or more decrease in the overnight rate would imply negative rates for the yield curve.

Value at Risk for Trading Portfolios

        For Citigroup's major trading centers, the aggregate pretax value at risk (VAR) in the trading portfolios was $226 million, $214 million, $172 million, and $273 million at September 30, 2010, June 30, 2010, March 31, 2010, and September 30, 2009, respectively. Daily Citigroup trading VAR averaged $213 million and ranged from $192 million to $237 million during the third quarter of 2010.

        The following table summarizes VAR for Citigroup trading portfolios at September 30, 2010, June 30, 2010, and September 30, 2009, including the total VAR, the specific risk-only component of VAR, the isolated general market factor VARs, along with the quarterly averages.

In millions of dollars	September 30, 2010	Third Quarter 2010 Average	June 30, 2010(2)	Second Quarter 2010 Average	September 30, 2009	Third Quarter 2009 Average
Interest rate	$274	$252	$244	$224	$240	$237
Foreign exchange	68	72	57	57	98	90
Equity	33	53	71	64	51	62
Commodity	30	26	24	21	41	38
Diversification benefit	(179)	(190)	(182)	(178)	(157)	(146)

Total—All market risk factors, including general and specific risk	$226	$213	$214	$188	$273	$281

Specific risk-only component(1)	$29	$19	$17	$16	$12	$17

Total—General market factors only	$197	$194	$197	$172	$261	$264

(1)
The specific risk-only component represents the level of equity and debt issuer-specific risk embedded in VAR.

(2)
On April 30, 2010, Citigroup concluded its implementation of exponentially weighted market factor volatilities for interest rate and FX positions to the VAR calculation. This methodology uses the higher of short- and long-term annualized volatilities. This enhancement resulted in a 31% increase in S&B VAR, and a 24% increase in Citigroup consolidated VAR, reported at June 30, 2010.

        The table below provides the range of market factor VARs, inclusive of specific risk, across the quarters ended:

	September 30, 2010		June 30, 2010		September 30, 2009
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$231	$285	$198	$270	$218	$260
Foreign exchange	55	90	36	94	55	110
Equity	32	86	48	89	51	95
Commodity	22	33	15	27	32	45

        The following table provides the VAR for S&B for the third quarter of 2010 and the second quarter of 2010:

In millions of dollars	September 30, 2010	June 30, 2010
Total—All market risk factors, including general and specific risk	$155	$176

Average—during quarter	$161	$139
High—during quarter	187	180
Low—during quarter	141	100

INTEREST REVENUE/EXPENSE AND YIELDS

Average Rates—Interest Revenue, Interest Expense, and Net Interest Margin

In millions of dollars	3rd Qtr. 2010		2nd Qtr. 2010		3rd Qtr. 2009(1)		Change 3Q10 vs. 3Q09
Interest revenue(2)	$19,371		$20,418		$18,678		4%
Interest expense(3)	6,125		6,379		6,680		(8)%

Net interest revenue(2)(3)	$13,246		$14,039		$11,998		10%

Interest revenue—average rate	4.48%		4.57%		4.59%		(11	) bps
Interest expense—average rate	1.60%		1.60%		1.83%		(23	) bps
Net interest margin	3.07%		3.15%		2.95%		12	bps

Interest-rate benchmarks:
Federal Funds rate—end of period	0.00-0.25%		0.00-0.25%		0.00-0.25%		—
Federal Funds rate—average rate	0.00-0.25%		0.00-0.25%		0.00-0.25%		—

Two-year U.S. Treasury note—average rate	0.54%		0.87%		1.03%		(49	) bps
10-year U.S. Treasury note—average rate	2.78%		3.49%		3.52%		(74	) bps

10-year vs. two-year spread	224	bps	262	bps	249	bps

(1)
Reclassified to conform to the current period's presentation and to exclude discontinued operations.

(2)
Excludes taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $149 million, $149 million, and $387 million for the third quarter of 2010, the second quarter of 2010, and the third quarter of 2009, respectively.

(3)
Excludes expenses associated with hybrid financial instruments and beneficial interest in consolidated VIEs. These obligations are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions. In addition, the funding provided by Treasury to SLC is excluded from this line for the third quarter of 2010.

        Significant portion of Citi's business activities are based upon gathering deposits and borrowing money and then lending or investing those funds, including market-making activities in tradable securities. Net interest margin (NIM) is calculated by dividing annualized gross interest revenue less gross interest expense by average interest earning assets.

        NIM decreased by 8 basis points during the third quarter of 2010 due to the continued run-off and sales of higher-yielding assets in Citi Holdings, investing the proceeds in lower-yielding securities with a shorter duration and deposit-taking that resulted in purchases of AFS securities. NIM is expected to remain under pressure throughout the remainder of 2010.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume			Interest Revenue			% Average Rate
In millions of dollars	3rd Qtr. 2010	2nd Qtr. 2010	3rd Qtr. 2009	3rd Qtr. 2010	2nd Qtr. 2010	3rd Qtr. 2009	3rd Qtr. 2010	2nd Qtr. 2010	3rd Qtr. 2009
Assets
Deposits with banks(5)	$160,541	$168,330	$190,269	$318	$291	$313	0.79%	0.69%	0.65%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$155,053	$186,283	$140,756	$441	$452	$476	1.13%	0.97%	1.34%
In offices outside the U.S.(5)	91,891	83,055	70,790	366	329	252	1.58	1.59	1.41

Total	$246,944	$269,338	$211,546	$807	$781	$728	1.30%	1.16%	1.37%

Trading account assets(7)(8)
In U.S. offices	$122,799	$130,475	$138,781	$1,035	$1,019	$1,668	3.34%	3.13%	4.77%
In offices outside the U.S.(5)	150,503	149,628	129,135	991	992	986	2.61	2.66	3.03

Total	$273,302	$280,103	$267,916	$2,026	$2,011	$2,654	2.94%	2.88%	3.93%

Investments(1)
In U.S. offices
Taxable	$181,513	$157,621	$122,608	$1,102	$1,301	$1,568	2.41%	3.31%	5.07%
Exempt from U.S. income tax	14,780	15,305	18,666	185	197	226	4.97	5.16	4.80
In offices outside the U.S.(5)	131,275	138,477	121,950	1,324	1,488	1,489	4.00	4.31	4.84

Total	$327,568	$311,403	$263,224	$2,611	$2,986	$3,283	3.16%	3.85%	4.95%

Loans (net of unearned income)(9)
In U.S. offices	$396,518	$460,147	$370,470	$8,245	$9,153	$5,939	8.25%	7.98%	6.36%
In offices outside the U.S.(5)	253,016	249,353	268,211	5,087	5,074	5,662	7.98	8.16	8.38

Total	$649,534	$709,500	$638,681	$13,332	$14,227	$11,601	8.14%	8.04%	7.21%

Other interest-earning Assets	$56,542	$51,519	$43,869	$277	$122	$99	1.94%	0.95%	0.90%

Total interest-earning Assets	$1,714,431	$1,790,193	$1,615,505	$19,371	$20,418	$18,678	4.48%	4.57%	4.59%

Non-interest-earning assets(7)	219,977	226,902	253,316

Total Assets from discontinued operations	44,671	—	21,418

Total assets	$1,979,079	$2,017,095	$1,890,239

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $149 million, $149 million, and $387 million for the third quarter of 2010, the second quarter of 2010, and the third quarter of 2009, respectively.

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

(8)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(9)
Includes cash-basis loans.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume			Interest Expense			% Average Rate
In millions of dollars	3rd Qtr. 2010	2nd Qtr. 2010	3rd Qtr. 2009	3rd Qtr. 2010	2nd Qtr. 2010	3rd Qtr. 2009	3rd Qtr. 2010	2nd Qtr. 2010	3rd Qtr. 2009
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$196,724	$186,070	$173,999	$444	$461	$613	0.90%	0.99%	1.40%
Other time deposits	44,103	48,171	62,256	98	100	224	0.88	0.83	1.43
In offices outside the U.S.(6)	487,128	475,562	459,142	1,588	1,475	1,461	1.29	1.24	1.26

Total	$727,955	$709,803	$695,397	$2,130	$2,036	$2,298	1.16%	1.15%	1.31%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$115,961	$137,610	$131,641	$188	$237	$248	0.64%	0.69%	0.75%
In offices outside the U.S.(6)	89,454	100,759	72,302	483	560	524	2.14	2.23	2.88

Total	$205,415	$238,369	$203,943	$671	$797	$772	1.30%	1.34%	1.50%

Trading account liabilities(8)(9)
In U.S. offices	$35,725	$39,709	$21,204	$79	$88	$28	0.88%	0.89%	0.52%
In offices outside the U.S.(6)	39,740	43,528	39,431	29	18	15	0.29	0.17	0.15

Total	$75,465	$83,237	$60,635	$108	$106	$43	0.57%	0.51%	0.28%

Short-term borrowings
In U.S. offices	$103,866	$122,260	$108,474	$153	$181	$259	0.58%	0.59%	0.95%
In offices outside the U.S.(6)	41,052	33,630	30,985	60	34	91	0.58	0.41	1.17

Total	$144,918	$155,890	$139,459	$213	$215	$350	0.58%	0.55%	1.00%

Long-term debt(10)
In U.S. offices	$344,375	$391,524	$318,610	$2,779	$3,011	$2,952	3.20%	3.08%	3.68%
In offices outside the U.S.(6)	19,558	23,369	27,447	224	214	265	4.54	3.67	3.83

Total	$363,933	$414,893	$346,057	$3,003	$3,225	$3,217	3.27%	3.12%	3.69%

Total interest-bearing liabilities	$1,517,686	$1,602,192	$1,445,491	$6,125	$6,379	$6,680	1.60%	1.60%	1.83%

Demand deposits in U.S. offices	15,046	14,986	34,592
Other non-interest-bearing liabilities(8)	240,974	243,892	250,768
Total liabilities from discontinued operations	44,385	—	14,189

Total liabilities	$1,818,091	$1,861,070	$1,745,040

Citigroup equity(11)	$158,416	$153,798	$143,547

Noncontrolling Interest	$2,572	$2,227	$1,652

Total Equity	$160,988	$156,025	$145,199

Total Liabilities and Equity	$1,979,079	$2,017,095	$1,890,239

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	1,006,417	$1,087,675	$947,414	7,475	$8,136	$5,694	2.95%	3.00%	2.38%
In offices outside the U.S.(6)	708,014	702,518	668,091	5,771	5,903	6,304	3.23	3.37	3.74

Total	1,714,431	$1,790,193	$1,615,505	13,246	$14,039	$11,998	3.07%	3.15%	2.95%

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) $149 million, $149 million, and $387 million for the third quarter of 2010, the second quarter of 2010, and the third quarter of 2009, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations.

(5)
Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits. The interest expense includes FDIC deposit fees and charges of $226 million, $242 million and $285 million for the three months ended September 30, 2010, June 30, 2010 and September 30, 2009, respectively.

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

(9)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(10)
Excludes hybrid financial instruments and beneficial interests in consolidated VIEs that are classified as Long-term debt as these obligations are accounted for at fair value with changes recorded in Principal Transactions. Includes stockholders' equity of discontinued operations.

(11)
Includes allocations for capital and funding costs based on the location of the asset. In addition the funding provided by Treasury to SLC is excluded from this line for the third quarter of 2010.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume		Interest Revenue		% Average Rate
In millions of dollars	Nine Months 2010	Nine Months 2009	Nine Months 2010	Nine Months 2009	Nine Months 2010	Nine Months 2009
Assets
Deposits with banks(5)	$165,083	$176,014	$899	$1,126	0.73%	0.86%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$167,123	$133,427	$1,364	$1,541	1.09%	1.54%
In offices outside the U.S.(5)	84,333	61,534	976	866	1.55	1.88

Total	$251,456	$194,961	$2,340	$2,407	1.24%	1.65%

Trading account assets(7)(8)
In U.S. offices	$128,350	$140,210	$3,123	$5,437	3.25%	5.18%
In offices outside the U.S.(5)	150,845	119,351	2,786	3,089	2.47	3.46

Total	$279,195	$259,561	$5,909	$8,526	2.83%	4.39%

Investments(1)
In U.S. offices
Taxable	$163,331	$122,563	$3,792	$4,722	3.10%	5.15%
Exempt from U.S. income tax	15,218	16,511	555	591	4.88	4.79
In offices outside the U.S.(5)	138,215	115,930	4,359	4,581	4.22	5.28

Total	$316,764	$255,004	$8,706	$9,894	3.67%	5.19%

Loans (net of unearned income)(9)
In U.S. offices	$445,349	$386,429	$26,909	$19,024	8.08%	6.58%
In offices outside the U.S.(5)	252,286	269,017	15,323	17,361	8.12	8.63

Total	$697,635	$655,446	$42,232	$36,385	8.09%	7.42%

Other interest-earning assets	$51,318	$50,972	$555	$594	1.45%	1.56%

Total interest-earning assets	$1,761,451	$1,591,958	$60,641	$58,932	4.60%	4.95%

Non-interest-earning assets(7)	226,741	277,243
Total assets from discontinued operations	14,890	20,183

Total assets	$2,003,082	$1,889,384

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $434 million and $566 million for the first nine months of 2010 and 2009, respectively.

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

(8)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(9)
Includes cash-basis loans.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume		Interest Expense		% Average Rate
In millions of dollars	Nine Months 2010	Nine Months 2009	Nine Months 2010	Nine Months 2009	Nine Months 2010	Nine Months 2009
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$187,020	$170,715	$1,363	$2,245	0.97%	1.76%
Other time deposits	48,888	60,469	341	918	0.93	2.03
In offices outside the U.S.(6)	481,231	432,057	4,542	4,823	1.26	1.49

Total	$717,139	$663,241	$6,246	$7,986	1.16%	1.61%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$124,755	$139,232	$604	$852	0.65%	0.82%
In offices outside the U.S.(6)	89,887	71,611	1,518	1,955	2.26	3.65

Total	$214,642	$210,893	$2,122	$2,807	1.32%	1.78%

Trading account liabilities(8)(9)
In U.S. offices	$36,025	$20,503	$211	$171	0.78%	1.12%
In offices outside the U.S.(6)	43,391	35,728	66	49	0.20	0.18

Total	$79,416	$56,231	$277	$220	0.47%	0.52%

Short-term borrowings
In U.S. offices	$126,304	$131,116	$538	$835	0.57%	0.85%
In offices outside the U.S.(6)	34,114	33,833	166	293	0.65	1.16

Total	$160,418	$164,949	$704	$1,128	0.59%	0.91%

Long-term debt(10)
In U.S. offices	$377,671	$308,201	$8,795	$8,199	3.11%	3.56%
In offices outside the U.S.(6)	22,961	30,274	651	839	3.79	3.71

Total	$400,632	$338,475	$9,446	$9,038	3.15%	3.57%

Total interest-bearing liabilities	$1,572,247	$1,433,789	$18,795	$21,179	1.60%	1.97%

Demand deposits in U.S. offices	15,569	23,186
Other non-interest bearing liabilities(8)	244,077	272,809
Total liabilities from discontinued operations	14,795	12,670

Total liabilities	$1,846,688	$1,742,454

Total Citigroup equity(11)	$154,069	$145,097
Noncontrolling interest	$2,325	$1,833

Total Equity	$156,394	$146,930

Total liabilities and stockholders' equity	$2,003,082	$1,889,384

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	1,058,255	$954,220	24,271	$18,789	3.07%	2.63%
In offices outside the U.S.(6)	703,196	637,738	17,575	18,964	3.34	3.98

Total	1,761,451	$1,591,958	41,846	$37,753	3.18%	3.17%

(1)
Interest revenue excludes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $434 million and $566 million for the first nine months of 2010 and 2009, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations.

(5)
Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits. The interest expense includes FDIC deposit fees and charges of $691 million and $1,254 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. Additionally, the second quarter of 2009 includes the one-time FDIC special assessment of $333 million.

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

(9)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(10)
Excludes hybrid financial instruments and beneficial interests in consolidated VIEs that are classified as Long-term debt as these obligations are accounted for at fair value with changes recorded in Principal Transactions. In addition, the funding provided by Treasury to SLC is excluded from this line.

(11)
Includes stockholders' equity of discontinued operations.

(12)
Includes allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	3rd Qtr. 2010 vs. 2nd Qtr. 2010			3rd Qtr. 2010 vs. 3rd Qtr. 2009
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits with banks(4)	(14)	41	27	(53)	58	5

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	(82)	71	(11)	45	(80)	(35)
In offices outside the U.S.(4)	35	2	37	81	33	114

Total	(47)	73	26	126	(47)	79

Trading account assets(5)
In U.S. offices	(62)	78	16	(176)	(457)	(633)
In offices outside the U.S.(4)	6	(7)	(1)	151	(146)	5

Total	(56)	71	15	(25)	(603)	(628)

Investments(1)
In U.S. offices	185	(396)	(211)	548	(1,055)	(507)
In offices outside the U.S.(4)	(75)	(89)	(164)	108	(273)	(165)

Total	110	(485)	(375)	656	(1,328)	(672)

Loans (net of unearned income)(6)
In U.S. offices	(1,309)	401	(908)	441	1,865	2,306
In offices outside the U.S.(4)	74	(61)	13	(312)	(263)	(575)

Total	(1,235)	340	(895)	129	1,602	1,731

Other interest-earning assets	13	142	155	35	143	178

Total interest revenue	(1,229)	182	(1,047)	868	(175)	693

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

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)
Includes cash-basis loans.

 ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	3rd Qtr. 2010 vs. 2nd Qtr. 2010			3rd Qtr. 2010 vs. 3rd Qtr. 2009
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits
In U.S. offices	15	(34)	(19)	16	(311)	(295)
In offices outside the U.S.(4)	36	77	113	91	36	127

Total	51	43	94	107	(275)	(168)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	(36)	(13)	(49)	(28)	(32)	(60)
In offices outside the U.S.(4)	(61)	(16)	(77)	109	(150)	(41)

Total	(97)	(29)	(126)	81	(182)	(101)

Trading account liabilities(5)
In U.S. offices	(9)	—	(9)	26	25	51
In offices outside the U.S.(4)	(2)	13	11	—	14	14

Total	(11)	13	2	26	39	65

Short-term borrowings
In U.S. offices	(27)	(1)	(28)	(11)	(95)	(106)
In offices outside the U.S.(4)	9	17	26	24	(55)	(31)

Total	(18)	16	(2)	13	(150)	(137)

Long-term debt
In U.S. offices	(375)	143	(232)	227	(400)	(173)
In offices outside the U.S.(4)	(38)	48	10	(85)	44	(41)

Total	(413)	191	(222)	142	(356)	(214)

Total interest expense	(488)	234	(254)	369	(924)	(555)

Net interest revenue	(741)	(52)	(793)	499	749	1,248

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

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)

	Nine Months 2010 vs. Nine Months 2009
	Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)
Deposits at interest with banks(4)	(67)	(160)	(227)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	336	(513)	(177)
In offices outside the U.S.(4)	282	(172)	110

Total	618	(685)	(67)

Trading account assets(5)
In U.S. offices	(428)	(1,886)	(2,314)
In offices outside the U.S.(4)	703	(1,006)	(303)

Total	275	(2,892)	(2,617)

Investments(1)
In U.S. offices	1,268	(2,234)	(966)
In offices outside the U.S.(4)	794	(1,016)	(222)

Total	2,062	(3,250)	(1,188)

Loans (net of unearned income)(6)
In U.S. offices	3,165	4,720	7,885
In offices outside the U.S.(4)	(1,047)	(991)	(2,038)

Total	2,118	3,729	5,847

Other interest-earning assets	4	(43)	(39)

Total interest revenue	5,010	(3,301)	1,709

Deposits
In U.S. offices	63	(1,522)	(1,459)
In offices outside the U.S.(4)	513	(794)	(281)

Total	576	(2,316)	(1,740)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	(83)	(165)	(248)
In offices outside the U.S.(4)	423	(860)	(437)

Total	340	(1,025)	(685)

Trading account liabilities(5)
In U.S. offices	102	(62)	40
In offices outside the U.S.(4)	11	6	17

Total	113	(56)	57

Short-term borrowings
In U.S. offices	(30)	(267)	(297)
In offices outside the U.S.(4)	2	(129)	(127)

Total	(28)	(396)	(424)

Long-term debt
In U.S. offices	1,700	(1,104)	596
In offices outside the U.S.(4)	(207)	19	(188)

Total	1,493	(1,085)	408

Total interest expense	2,494	(4,878)	(2,384)

Net interest revenue	2,516	1,577	4,093

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

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)
Includes cash-basis loans.

CROSS BORDER RISK AND SOVEREIGN EXPOSURE

Cross Border Risk

        Total exposure is defined as cross border claims outstanding plus net foreign office claims on local residents and cross border claims outstanding from derivative products.

        Net foreign office claims on local residents equals total foreign office claims on local residents less foreign office liabilities. If the difference is negative then the exposure is zero. For example, if Country A branch has deposits from Country A residents of 150 and the Country A branch invests in Country A government securities of 100 then the net foreign exposure would be zero, calculated as follows:100 total local country assets less 150 local country liabilities equals (50), negative exposure defaults to zero.

        The countries included in the Cross Border Risk table below are those countries whose total exposure exceeds 0.75% of total Citigroup assets. Total exposure includes bank and private exposure in addition to public (government) exposure.

	Cross-Border Claims on Third Parties						September 30, 2010		December 31, 2009
In billions of U.S. dollars	Banks	Public	Private	Total	Trading and Short-Term Claims	Investments in and Funding of Local Franchises	Total Cross-Border Outstanding	Commitments	Total Cross-Border Outstandings	Commitments
France	$12.6	$12.0	$10.2	$34.8	$26.0	$2.5	$37.3	$51.2	$33.0	$68.5
Germany	15.9	7.4	4.8	28.1	23.1	6.4	34.5	42.0	30.2	53.1
India	2.1	0.5	7.0	9.6	7.0	19.2	28.8	2.2	24.9	1.8
United Kingdom	12.9	1.8	9.1	23.8	21.1	—	23.8	96.4	17.1	138.5
Italy	2.2	12.6	1.4	16.2	15.2	1.0	17.2	19.2	21.7	21.2
Cayman Islands	0.2	—	16.9	17.1	16.1	—	17.1	3.6	18.0	6.1
South Korea	1.7	1.6	3.0	6.3	6.1	10.7	17.0	16.6	17.4	14.4
Brazil	1.7	0.9	6.3	8.9	6.7	7.5	16.4	16.9	10.3	13.9
Netherlands	5.8	2.7	6.8	15.3	9.9	—	15.3	48.8	20.3	65.5
Mexico	—	1.8	3.4	5.2	2.8	9.6	14.8	26.3	12.8	21.2

Sovereign Exposure

        Total exposure is defined as of loans net of hedges, unfunded lending commitments, available for sale securities, trading securities, and securities purchased under agreements to resell, in which the direct obligor is a foreign government. Trading account assets consist of foreign government securities and other mark-to-market gains on derivative and other trading account positions.

        Foreign office liabilities are not considered in the calculation of sovereign exposure as they are for cross border exposure (the Country A example above).

General summary:

  •
  Cross border risk nets foreign office liabilities against foreign office claims in the total exposure calculation. Sovereign Exposure includes gross exposure, and does not consider foreign office liabilities in the total exposure calculation.

  •
  Unfunded commitments are not considered part of the total exposure calculation for Cross Border Risk.

  •
  Sovereign Exposure includes the impact of hedges, where Cross Border Risk does not.

        At September 30, 2010, Citi's total sovereign exposure approximated $285 billion and consisted of approximately 94% investment grade countries and approximately 6% non-investment grade countries.

Venezuelan Operations

        In 2003, the Venezuelan government enacted currency restrictions that have restricted Citigroup's ability to obtain U.S. dollars in Venezuela at the official foreign currency rate. In May 2010, the government enacted new laws that have closed the parallel foreign exchange market and established a new foreign exchange market. Citigroup does not have access to U.S. dollars in this new market. Citigroup uses the official rate to re-measure the foreign currency transactions in the financial statements of its Venezuelan operations, which have U.S. dollar functional currencies, into U.S. dollars. At September 30, 2010, Citigroup had net monetary assets in its Venezuelan operations denominated in bolivars of approximately $155 million.

 DERIVATIVES

        See Note 15 to the Consolidated Financial Statements for a discussion and disclosures related to Citigroup's derivative activities. The following discussions relate to the Fair Valuation Adjustments for Derivatives and Credit Derivatives activities.

Fair Valuation Adjustments for Derivatives

        The table below summarizes the CVA applied to the fair value of derivative instruments as of September 30, 2010 and December 31, 2009.

	Credit valuation adjustment Contra-liability (contra-asset)
In millions of dollars	September 30, 2010	December 31, 2009
Non-monoline counterparties	$(3,642)	$(3,010)
Citigroup (own)	1,497	1,401

Net non-monoline CVA	$(2,145)	$(1,609)
Monoline counterparties	(1,576)	(5,580)

Total CVA—derivative instruments	$(3,721)	$(7,189)

        The table below summarizes pretax gains (losses) related to changes in credit valuation adjustments on derivative instruments, net of hedges:

	Credit valuation adjustment gain (loss)
In millions of dollars	Third Quarter 2010	Third Quarter 2009	Nine months ended Sept 30, 2010	Nine months ended Sept 30, 2009
CVA on derivatives, excluding monolines	$348	$(864)	$415	$2,351
CVA related to monoline counterparties	61	(61)	494	(994)

Total CVA—derivative instruments	$409	$(925)	$909	$1,357

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

        The following tables summarize the key characteristics of Citi's credit derivatives portfolio by counterparty and derivative form as of September 30, 2010 and December 31, 2009:

September 30, 2010:

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$44,250	$41,271	$878,776	$824,452
Broker-dealer	16,948	17,057	324,807	321,330
Monoline	2,044	—	4,400	—
Non-financial	105	98	1,629	1,690
Insurance and other financial institutions	10,068	9,053	172,004	116,398

Total by industry/counterparty	$73,415	$67,479	$1,381,616	$1,263,870

By instrument
Credit default swaps and options	$72,910	$65,696	$1,357,410	$1,262,408
Total return swaps and other	505	1,783	24,206	1,462

Total by instrument	$73,415	$67,479	$1,381,616	$1,263,870

By rating:
Investment grade	$21,267	$17,113	$604,594	$535,545
Non-investment grade(1)	52,148	50,366	777,022	728,325

Total by Rating	$73,415	$67,479	$1,381,616	$1,263,870

By maturity:
Within 1 year	$1,961	$2,229	$161,369	$154,308
From 1 to 5 years	43,744	37,835	962,211	871,926
After 5 years	27,710	27,415	258,036	237,636

Total by maturity	$73,415	$67,479	$1,381,616	$1,263,870

December 31, 2009:

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$52,383	$50,778	$872,523	$807,484
Broker-dealer	23,241	22,932	338,829	340,949
Monoline	5,860	—	10,018	33
Non-financial	339	371	1,781	623
Insurance and other financial institutions	10,969	8,343	109,811	64,964

Total by industry/counterparty	$92,792	$82,424	$1,332,962	$1,214,053

By instrument
Credit default swaps and options	$91,625	$81,174	$1,305,724	$1,213,208
Total return swaps and other	1,167	1,250	27,238	845

Total by instrument	$92,792	$82,424	$1,332,962	$1,214,053

By rating:
Investment grade	$26,666	$22,469	$656,876	$576,930
Non-investment grade(1)	66,126	59,995	676,086	637,123

Total by Rating	$92,792	$82,424	$1,332,962	$1,214,053

By maturity:
Within 1 year	$2,167	$2,067	$173,880	$165,056
From 1 to 5 years	54,079	47,350	877,573	806,143
After 5 years	36,546	33,007	281,509	242,854

Total by maturity	$92,792	$82,424	$1,332,962	$1,214,053

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

        Citi actively monitors its counterparty credit risk in credit derivative contracts. Approximately 89% and 85% of the gross receivables are from counterparties with which Citi maintains collateral agreements as of September 30, 2010 and December 31, 2009, respectively. A majority of Citi's top 15 counterparties (by receivable balance owed to the company) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citigroup may call for additional collateral. A number of the remaining significant counterparties are monolines (which have CVA as shown above).

INCOME TAXES

Deferred Tax Assets

        Deferred tax assets (DTAs) are recorded for the future consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. DTAs are recognized subject to management's judgment that realization is more likely than not. For additional information, see "Significant Accounting Policies and Significant Estimates—Income Taxes" in Citi's 2009 Annual Report on Form 10-K.

        As of September 30, 2010, Citigroup had recorded net DTAs of approximately $50.8 billion, an increase of $0.9 billion from $49.9 billion at June 30, 2010 and an increase of $4.7 billion from $46.1 billion at December 31, 2009. Excluding the impact of the adoption of SFAS 166/167, the DTAs decreased $0.2 billion during the first nine months of 2010. The adoption of SFAS 166/167 on January 1, 2010 resulted in an increase to the DTAs of approximately $4.9 billion related to the allowance for loan losses recorded upon consolidation of credit card trusts.

        Although realization is not assured, Citi believes that the realization of the recognized net DTAs of $50.8 billion at September 30, 2010 is more likely than not based on expectations as to future taxable income in the jurisdictions in which the DTAs arise and, based on available tax planning strategies as defined in ASC 740, Income Taxes, that could be implemented if necessary to prevent a carry-forward from expiring.

        Approximately $21.4 billion of Citigroup's DTAs at September 30, 2010 is represented by U.S. federal, foreign, state and local tax return carry-forwards subject to expiration substantially beginning in 2017 and continuing through 2029. Also included in Citi's overall net DTAs of $50.8 billion is approximately $29.4 billion of future tax deductions and credits that arose largely due to timing differences between the recognition of income for GAAP and tax purposes and represent net deductions and credits that have not yet been taken on a tax return. The most significant source of these timing differences is the loan loss reserve build, which accounts for approximately $17 billion of the net DTAs. In general, Citi would need to recognize approximately $103 billion of taxable income, primarily in U.S. taxable jurisdictions, during the respective carry-forward periods to fully realize its U.S. federal, state and local DTAs.

        The U.S. Federal net operating loss (NOL) carry-forward component of the DTAs was approximately $2.3 billion at September 30, 2010, down from $5.1 billion at December 31, 2009. As Citi continues to generate U.S. federal taxable income, the domestic portion of the NOL carry-forward component of the DTAs will continue to decrease. Under U.S. tax law, NOL carry-forwards are used against taxable income before foreign tax credits (FTCs) or general business credits (GBCs) are utilized. The FTC component of the DTA was approximately $13.9 billion at September 30, 2010, and the GBC component of the DTA was approximately $1.5 billion. Moreover, until the U.S. Federal NOL carry-forward is fully utilized, the FTCs and GBCs will likely continue to increase. Based on Citi's current expectations of future taxable income, Citi expects the U.S. federal NOL carry-forward to be utilized in 2011. Citi's net DTA will decline as additional domestic GAAP taxable income is generated.

        The utilization of Citi's DTAs is necessarily subject to Citi's estimates of future taxable income in the jurisdictions in which it operates during the respective carry-forward periods which is in turn subject to overall market and global economic conditions.

        In addition, Citi's ability to utilize its DTAs to offset future taxable income may be significantly limited if Citi experiences an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended ("Code"). In general, an ownership change will occur if there is a cumulative change in Citi's ownership by "5% shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on its pre-ownership change DTAs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments); provided that the annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation arising from an ownership change under Section 382 on Citigroup's ability to utilize its DTAs will depend on the value of Citigroup's stock at the time of the ownership change.

        Under IRS Notice 2010-2, Citigroup will not experience an ownership change within the meaning of Section 382 as a result of the sales of its common stock held by the U.S. Treasury.

        Approximately $14 billion of the net DTAs is included in Citigroup's Tier 1 Capital and Tier 1 Common regulatory capital.

Other

        As previously disclosed in Citi's 2009 Annual Report on Form 10-K, Citi's tax provision has historically been reduced because active financing income earned and indefinitely reinvested outside the U.S. is taxed at lower local tax rates rather than at the higher U.S. tax rate. Such reduction has been dependent upon a provision of the U.S. tax law that defers the imposition of U.S. taxes on certain active financial services income until that income is repatriated to the U.S. as a dividend. This "active financing exception" expired for taxable years beginning after December 31, 2009. The expiration of this exception has moderately increased Citi's 2010 tax provision. To date, the U.S. Congress has not extended the active financing exception. In the event this exception is not extended, the U.S. tax imposed on Citi's active financing income earned outside the U.S. would increase, which would result in Citi's tax expense increasing significantly and, accordingly, adversely impact Citi's future earnings.

RECLASSIFICATION OF HTM SECURITIES TO AFS

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

        Citi elected to account for beneficial interests issued by securitization vehicles, with a total fair value of $12.0 billion, under the fair value option on July 1, 2010. Beneficial interests previously classified as HTM were reclassified to AFS on June 30, 2010, because as of that reporting date, Citi did not have the intent to hold the beneficial interests until maturity.

        All reclassified debt securities with gross unrealized losses were assessed for other-than-temporary impairment as of June 30, 2010, including an assessment of whether Citi intends to sell the security. For securities that Citi intends to sell, impairment charges of $176 million (pretax) were recorded in earnings in the second quarter of 2010.

        On July 1, 2010, Citi recorded a cumulative-effect adjustment to retained earnings for reclassified beneficial interests, consisting of gross unrealized losses recognized in Accumulated other comprehensive income (AOCI) of $420 million and gross unrealized gains recognized in AOCI of $359 million, for a net pretax charge to Retained earnings of $61 million ($41 million after tax).

        See Notes 1 and 10 to the Consolidated Financial Statements for details of this reclassification.

 EXPOSURE TO COMMERCIAL REAL ESTATE

        ICG and the SAP, through their business activities and as capital markets participants, incur exposures that are directly or indirectly tied to the commercial real estate (CRE) market, and LCL and RCB hold loans that are collateralized by CRE. These exposures are represented primarily by the following three categories:

        (1)   Assets held at fair value include approximately $6.7 billion, of which approximately $4.5 billion are securities, loans and other items linked to CRE that are carried at fair value as trading account assets, of which approximately $1.2 billion are securities backed by CRE carried at fair value as AFS investments, and $1.0 billion are loans held-for-sale. Changes in fair value for these trading account assets are reported in current earnings, while AFS investments are reported in Accumulated other comprehensive income with other-than-temporary impairments reported in current earnings.

        The majority of these exposures are classified as Level 3 in the fair value hierarchy. Weakening activity in the trading markets for some of these instruments resulted in reduced liquidity, thereby decreasing the observable inputs for such valuations, and could have an adverse impact on how these instruments are valued in the future if such conditions persist. See Note 16 to the Consolidated Financial Statements.

        (2)   Assets held at amortized cost include approximately $1.7 billion of securities classified as HTM and $32.6 billion of loans and commitments. The HTM securities were classified as such during the fourth quarter of 2008 and were previously classified as either trading or AFS. They are accounted for at amortized cost, subject to other-than-temporary impairment. Loans and commitments are recorded at amortized cost, less loan loss reserves. The impact from changes in credit is reflected in the calculation of the allowance for loan losses and in net credit losses.

        (3)   Equity and other investments include approximately $3.5 billion of equity and other investments, such as limited partner fund investments, that are accounted for under the equity method, which recognizes gains or losses based on the investor's share of the net income of the investee.

        The following table provides a summary of Citigroup's Global CRE funded and unfunded exposures at September 30, 2010:

In billions of dollars	September 30, 2010
Institutional Clients Group
CRE exposures carried at fair value (including AFS securities)	$4.0
Loans and unfunded commitments	15.9
HTM securities	1.6
Equity method investments	3.3

Total ICG	$24.8

Special Asset Pool
CRE exposures carried at fair value (including AFS)	$2.2
Loans and unfunded commitments	8.0
HTM securities	0.1
Equity method investments	0.2

Total SAP	$10.5

Regional Consumer Banking
Loans and unfunded commitments	$2.7

Local Consumer Lending
Loans and unfunded commitments	$6.0

Brokerage and Asset Management
CRE exposures carried at fair value	$0.5

Total Citigroup	$44.5

        On August 10, 2010, LCL sold a $3.5 billion portfolio of performing multifamily and CRE loans to JP Morgan Chase. Citi recorded a pretax loss of approximately $295 million on this sale in the third quarter of 2010.

        The above CRE exposure represents the vast majority of Citi's exposure to commercial real estate. There may be other exposures that have indirect exposures to CRE that are not reflected in the table above.

 CONTRACTUAL OBLIGATIONS

        See Citi's 2009 Annual Report on Form 10-K and Note 12 to the Consolidated Financial Statements in this Form 10-Q for a discussion of contractual obligations.

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

        Citigroup's management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2010 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup's disclosure controls and procedures were effective.

Financial Reporting

        There were no changes in Citigroup's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, Citi's internal control over financial reporting.

 FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-Q, including but not limited to statements included within the Management's Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" within the meaning of the rules and regulations of the SEC. Generally, forward-looking statements are not based on historical facts but instead represent only Citigroup's and management's beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, and similar expressions, or future or conditional verbs such as will, should, would and could.

        Such statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included in this Form 10-Q and the Forms 10-Q for the first and second quarters of 2010, the factors listed and described under "Risk Factors" in Citi's 2009 Annual Report on Form 10-K, and the factors described below:

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

  •
  Citi's participation in U.S. government programs to modify first and second lien mortgage loans, as well as any future U.S. government modification programs and Citi's own loss mitigation and forbearance programs, and their effect on the amount and timing of Citi's earnings, delinquencies and credit losses related to those loans;

  •
  the expiration of a provision of the U.S. tax law allowing Citi to defer U.S. taxes on certain active financial services income and its effect on Citi's tax expense;

  •
  risks arising from Citi's extensive operations outside the U.S.;

  •
  potential reduction in earnings available to Citi's common stockholders and return on Citi's equity due to future issuances of Citi common stock;

  •
  the continued effect of the U.S. Treasury's sale of its stake in Citi on the market price of Citi common stock;

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

  •
  Citi's ability to maintain, or increased cost of maintaining, adequate capital funding and liquidity, particularly in light of changing regulatory capital requirements pursuant to the Financial Reform Act, the capital and liquidity standards proposed by the Basel Committee on Banking Supervision and U.S. regulators, or otherwise;

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

  •
  the outcome of inquiries and proceedings by governmental entities, or judicial and regulatory decisions, regarding practices in the residential mortgage industry, including among other things the processes followed for foreclosing residential mortgages and mortgage transfer and securitization processes;

  •
  Citi's continued review of its existing and historical foreclosure processes;

  •
  the exposure of Citi, as originator of residential mortgage loans, sponsor of residential mortgage-backed securitization transactions or servicer of such loans or in such transactions, or in other capacities, to government sponsored enterprises (GSEs), investors, mortgage insurers or other third parties as a result of representations and warranties made in connection with the transfer or securitization of such loans;

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

FINANCIAL STATEMENTS AND NOTES

This page intentionally left blank.

CONSOLIDATED FINANCIAL STATEMENTS

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
In millions of dollars, except per-share amounts	2010	2009	2010	2009
Revenues
Interest revenue	$19,371	$18,678	$60,641	$58,932
Interest expense	6,125	6,680	18,795	21,179

Net interest revenue	$13,246	$11,998	$41,846	$37,753

Commissions and fees	$3,248	$3,698	$10,122	$11,766
Principal transactions	1,528	1,343	7,898	7,044
Administration and other fiduciary fees	976	1,085	2,908	4,163
Realized gains (losses) on sales of investments	962	427	2,023	1,719
Other than temporary impairment losses on investments
Gross impairment losses	(230)	(2,453)	(1,237)	(6,161)
Less: Impairments recognized in Other comprehensive income (OCI)	10	1,741	56	4,006

Net impairment losses recognized in earnings	$(220)	$(712)	$(1,181)	$(2,155)

Insurance premiums	$655	$763	$2,039	$2,263
Other revenue	343	1,788	2,575	12,327

Total non-interest revenues	$7,492	$8,392	$26,384	$37,127

Total revenues, net of interest expense	$20,738	$20,390	$68,230	$74,880

Provisions for credit losses and for benefits and claims
Provision for loan losses	$5,666	$8,771	$20,555	$30,919
Policyholder benefits and claims	227	324	727	964
Provision for unfunded lending commitments	26	—	(80)	195

Total provisions for credit losses and for benefits and claims	$5,919	$9,095	$21,202	$32,078

Operating expenses
Compensation and benefits	$6,117	$6,136	$18,240	$18,730
Premises and equipment	964	1,035	2,865	3,209
Technology/communication	1,131	1,114	3,278	3,410
Advertising and marketing	458	317	1,127	1,002
Restructuring	—	(34)	(3)	(79)
Other operating	2,850	3,256	9,397	9,236

Total operating expenses	$11,520	$11,824	$34,904	$35,508

Income from continuing operations before income taxes	$3,299	$(529)	$12,124	$7,294
Provision for income taxes	698	(1,122)	2,546	620

Income from continuing operations	$2,601	$593	$9,578	$6,674

Discontinued operations
Income (loss) from discontinued operations	$8	$(204)	$—	$(635)
Gain (loss) on sale	(784)	—	(690)	2
Provision (benefit) for income taxes	(402)	214	(524)	44

Income (loss) from discontinued operations, net of taxes	$(374)	$(418)	$(166)	$(677)

Net income before attribution of noncontrolling interests	$2,227	$175	$9,412	$5,997
Net income attributable to noncontrolling interests	59	74	119	24

Citigroup's net income	$2,168	$101	$9,293	$5,973

Basic earnings per share
Income (loss) from continuing operations	$0.09	$(0.23)	$0.32	$(0.10)
Income (loss) from discontinued operations, net of taxes	(0.02)	(0.04)	—	(0.09)

Net income	$0.07	$(0.27)	$0.32	$(0.19)

Weighted average common shares outstanding	28,877.5	12,104.3	28,723.7	7,629.6

Diluted earnings per share
Income (loss) from continuing operations	$0.08	$(0.23)	$0.32	$(0.10)
Income (loss) from discontinued operations, net of taxes	(0.01)	(0.04)	(0.01)	(0.09)

Net income	$0.07	$(0.27)	$0.31	$(0.19)

Adjusted weighted average common shares outstanding	29,778.3	12,216.0	29,621.5	8,045.7

See Notes to the Consolidated Financial Statements.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$26,342	$25,472
Deposits with banks	150,071	167,414
Federal funds sold and securities borrowed or purchased under agreements to resell (including $94,190 and $87,812 as of September 30, 2010 and December 31, 2009, respectively, at fair value)	240,057	222,022
Brokerage receivables	37,138	33,634
Trading account assets (including $122,318 and $111,219 pledged to creditors at September 30, 2010 and December 31, 2009, respectively)	337,098	342,773
Investments (including $12,835 and $15,154 pledged to creditors at September 30, 2010 and December 31, 2009, respectively and $302,109 and $246,429 at September 30, 2010 and December 31, 2009, respectively, at fair value)	340,250	306,119
Loans, net of unearned income
Consumer (including $2,400 and $34 at September 30, 2010 and December 31, 2009, respectively, at fair value)	463,104	424,057
Corporate (including $2,755 and $1,405 at September 30, 2010 and December 31, 2009, respectively, at fair value)	191,207	167,447

Loans, net of unearned income	$654,311	$591,504
Allowance for loan losses	(43,674)	(36,033)

Total loans, net	$610,637	$555,471
Goodwill	25,797	25,392
Intangible assets (other than MSRs)	7,705	8,714
Mortgage servicing rights (MSRs)	3,976	6,530
Other assets (including $22,918 and $12,664 as of September 30, 2010 and December 31, 2009, respectively, at fair value)	172,800	163,105
Assets of discontinued operations held for sale	31,409	—

Total assets	$1,983,280	$1,856,646

        The following table presents certain assets of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheet above. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs on the following page, and are in excess of those obligations.

September 30, 2010
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks (including segregated cash and other deposits)	$2,316
Trading account assets	4,959
Investments	9,476
Loans, net of unearned income
Consumer (including $2,372 at fair value)	112,988
Corporate (including $648 at fair value)	23,536

Loans, net of unearned income	$136,524
Allowance for loan losses	(12,007)

Total loans, net	$124,517
Other assets(1)	33,112

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$174,380

(1)
Other assets includes Assets of discontinued operations held for sale of $31.4 billion relating to the announced sale of The Student Loan Corporation.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Continued)

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares	September 30, 2010	December 31, 2009
	(Unaudited)
Liabilities
Non-interest-bearing deposits in U.S. offices	$64,442	$71,325
Interest-bearing deposits in U.S. offices (including $614 and $700 at September 30, 2010 and December 31, 2009, respectively, at fair value)	237,626	232,093
Non-interest-bearing deposits in offices outside the U.S.	52,080	44,904
Interest-bearing deposits in offices outside the U.S. (including $556 and $845 at September 30, 2010 and December 31, 2009, respectively, at fair value)	495,947	487,581

Total deposits	$850,095	$835,903
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $119,984 and $104,030 as of September 30, 2010 and December 31, 2009, respectively, at fair value)	192,065	154,281
Brokerage payables	51,517	60,846
Trading account liabilities	142,005	137,512
Short-term borrowings (including $2,494 and $639 at September 30, 2010 and December 31, 2009, respectively, at fair value)	87,013	68,879
Long-term debt (including $26,640 and $25,942 at September 30, 2010 and December 31, 2009, respectively, at fair value)	387,330	364,019
Other liabilities (including $11,287 and $11,542 as of September 30, 2010 and December 31, 2009, respectively, at fair value)	78,198	80,233
Liabilities of discontinued operations held for sale	29,874	—

Total liabilities	$1,818,097	$1,701,673

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 12,038 at September 30, 2010, at aggregate liquidation value	$312	$312
Common stock ($0.01 par value; authorized shares: 60 billion), issued shares: 29,223,928,169 at September 30, 2010 and 28,626,100,389 at December 31, 2009	292	286
Additional paid-in capital	100,898	98,142
Retained earnings	78,260	77,440
Treasury stock, at cost: September 30, 2010—174,327,274 shares and December 31, 2009—142,833,099 shares	(1,540)	(4,543)
Accumulated other comprehensive income (loss)	(15,309)	(18,937)

Total Citigroup stockholders' equity	$162,913	$152,700
Noncontrolling interest	2,270	2,273

Total equity	$165,183	$154,973

Total liabilities and equity	$1,983,280	$1,856,646

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

September 30, 2010
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup:
Short-term borrowings	$32,162
Long-term debt (including $4,793 at fair value)	69,639
Other liabilities(1)	31,908

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$133,709

(1)
Other liabilities includes Liabilities of discontinued operations held for sale of $29.9 billion, relating to the announced sale of The Student Loan Corporation.

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

Citigroup Inc. and Subsidiaries

	Nine Months Ended September 30,
In millions of dollars, except shares in thousands	2010	2009
Preferred stock at aggregate liquidation value
Balance, beginning of period	$312	$70,664
Issuance of new preferred stock	—	3,653
Conversion of preferred stock	—	(74,005)

Balance, end of period	$312	$312

Common stock and additional paid-in capital
Balance, beginning of period	$98,428	$19,222
Employee benefit plans(1)	(834)	(3,508)
Issuance of Common Stock	—	173
Issuance of TARP-related warrants	—	88
Reset of convertible preferred stock conversion price	—	1,285
Conversion of preferred stock to common stock	—	61,790
ADIA Upper Decs Equity Units Purchase Contract	3,750	—
Other	(154)	(18)

Balance, end of period	$101,190	$79,032

Retained earnings
Balance, beginning of period	$77,440	$86,521
Adjustment to opening balance, net of taxes(2)(3)	(8,483)	413

Adjusted balance, beginning of period	$68,957	$86,934
Citigroup's net income	9,293	5,973
Common dividends(4)	10	(34)
Preferred dividends	—	(3,201)
Preferred stock Series H discount accretion	—	(124)
Reset of convertible preferred stock conversion price	—	(1,285)
Convestion of preferred stock		(3,055)

Balance, end of period	$78,260	$85,208

Treasury stock, at cost
Balance, beginning of period	$(4,543)	$(9,582)
Issuance of shares pursuant to employee benefit plans	3,007	3,505
Treasury stock acquired(5)	(5)	(3)
Other	1	21

Balance, end of period	$(1,540)	$(6,059)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(18,937)	$(25,195)
Adjustment to opening balance, net of taxes(2)	—	(413)

Adjusted balance, beginning of period	$(18,937)	$(25,608)
Net change in unrealized gains and losses on investment securities, net of taxes	3,350	5,818
Net change in cash flow hedges, net of taxes	(123)	1,012
Net change in foreign currency translation adjustment, net of taxes	440	1,131
Pension liability adjustment, net of taxes	(39)	(4)

Net change in Accumulated other comprehensive income (loss)	$3,628	$7,957

Balance, end of period	$(15,309)	$(17,651)

Total Citigroup common stockholders' equity (shares outstanding: 29,049,601 at September 30, 2010 and 28,483,267 at December 31, 2009)	$162,601	$140,530

Total Citigroup stockholders' equity	$162,913	$140,842

[Statement continues on the following page, including notes to table]

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Continued)

Citigroup Inc. and Subsidiaries

	Nine Months Ended September 30,
In millions of dollars, except shares in thousands	2010	2009
Noncontrolling interest
Balance, beginning of period	$2,273	$2,392
Origination of a noncontrolling interest	287	124
Transactions between noncontrolling interest shareholders and the related consolidating subsidiary	—	(134)
Transactions between Citigroup and the noncontrolling-interest shareholders	(308)	(350)
Net income attributable to noncontrolling-interest shareholders	119	24
Dividends paid to noncontrolling—interest shareholders	(99)	(16)
Accumulated other comprehensive income—net change in unrealized gains and losses on investment securities, net of tax	6	7
Accumulated other comprehensive income—net change in FX translation adjustment, net of tax	(20)	31
All other	12	29

Net change in noncontrolling interests	$(3)	$(285)

Balance, end of period	$2,270	$2,107

Total equity	$165,183	$142,949

Comprehensive income (loss)
Net income before attribution of noncontrolling interests	$9,412	$5,997
Net change in Accumulated other comprehensive income (loss)	3,614	7,995

Total comprehensive income	$13,026	$13,992

Comprehensive income (loss) attributable to the noncontrolling interests	$105	$62

Comprehensive income attributable to Citigroup	$12,921	$13,930

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

(3)
The adjustment to the opening balance for Retained earnings in 2010 represents the cumulative effect of adopting SFAS 167 on January 1, 2010, now incorporated into ASC 810, Consolidation as well as the adoption of ASU 2010-11 on July 1, 2010. The cumulative effect of these adjustments on retained earnings was $8.4 billion and $41 million respectively.

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

See Notes to the Consolidated Financial Statements

CITIGROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
In millions of dollars	2010	2009
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$9,412	$5,997
Net income attributable to noncontrolling interests	119	24

Citigroup's net income	$9,293	$5,973
Income (loss) from discontinued operations, net of taxes	148	(679)
(Loss) gain on sale, net of taxes	(314)	2

Income from continuing operations—excluding noncontrolling interests	$9,459	$6,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations—excluding noncontrolling interests
Amortization of deferred policy acquisition costs and present value of future profits	229	298
Additions to deferred policy acquisition costs	1,925	(354)
Depreciation and amortization	1,379	1,290
Provision for credit losses	20,475	31,114
Change in trading account assets	(4,225)	28,355
Change in trading account liabilities	4,493	(32,437)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(18,035)	(19,061)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	37,784	(24,008)
Change in brokerage receivables net of brokerage payables	(12,833)	(2,360)
Net gains from sales of investments	(2,023)	(1,719)
Change in loans held-for-sale	(3,331)	(1,605)
Other, net	(11,016)	315

Total adjustments	$14,822	$(20,172)

Net cash provided by (used in) operating activities of continuing operations—excluding noncontrolling interests	$24,281	$(13,522)

Cash flows from investing activities of continuing operations
Change in deposits with banks	$17,343	$(47,797)
Change in loans	56,415	(127,661)
Proceeds from sales and securitizations of loans	7,270	185,442
Purchases of investments	(334,368)	(167,115)
Proceeds from sales of investments	129,471	66,890
Proceeds from maturities of investments	153,669	90,218
Capital expenditures on premises and equipment	(805)	(859)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	1,656	5,590

Net cash provided by investing activities of continuing operations	$30,651	$4,708

Cash flows from financing activities of continuing operations
Dividends paid	$—	$(3,235)
Issuance of ADIA Upper Decs equity units purchase contract	3,750	—
Treasury stock acquired	(5)	(3)
Stock tendered for payment of withholding taxes	(786)	(116)
Issuance of long-term debt	22,072	90,464
Payments and redemptions of long-term debt	(56,839)	(83,850)
Change in deposits	14,192	58,418
Change in short-term borrowings	(37,121)	(56,143)

Net cash (used in) provided by financing activities of continuing operations	$(54,737)	$5,535

Effect of exchange rate changes on cash and cash equivalents	624	582

Net cash from discontinued operations	51	(74)

Change in cash and due from banks	$870	$(2,771)
Cash and due from banks at beginning of period	25,472	29,253

Cash and due from banks at end of period	$26,342	$26,482

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$3,392	$(1,251)
Cash paid during the period for interest	$17,289	$21,338

Non-cash investing activities
Transfers to repossessed assets	$2,058	$2,149

See Notes to the Unaudited Consolidated Financial Statements.

This page intentionally left blank.

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	Citibank, N.A. and Subsidiaries
In millions of dollars, except shares	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$21,533	$20,246
Deposits with banks	137,194	154,372
Federal funds sold and securities borrowed or purchased under agreements to resell	40,526	31,434
Trading account assets (including $504 and $914 pledged to creditors at September 30, 2010 and December 31, 2009, respectively)	164,408	156,380
Investments (including $3,625 and $3,849 pledged to creditors at September 30, 2010 and December 31, 2009, respectively)	272,081	233,086
Loans, net of unearned income	446,325	477,974
Allowance for loan losses	(19,951)	(22,685)

Total loans, net	$426,374	$455,289
Goodwill	10,212	10,200
Intangible assets, including MSRs	5,310	8,243
Premises and equipment, net	4,580	4,832
Interest and fees receivable	6,510	6,840
Other assets	89,084	80,439
Assets of discontinued operations held for sale	31,409	—

Total assets	$1,209,221	$1,161,361

        The following table presents certain assets of consolidated VIEs, which are included in the Consolidated Balance Sheet above. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs on the following page, and are in excess of those obligations.

September 30, 2010
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks (including segregated cash and other deposits)	$1,828
Trading account assets	96
Investments	8,695
Loans, net of unearned income
Consumer (including $2,372 at fair value)	9,891
Corporate (including $362 at fair value)	22,977

Loans, net of unearned income	$32,868
Allowance for loan losses	(86)

Total loans, net	$32,782
Other assets(1)	32,004

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$75,405

[Statement continues on the following page]

CITIBANK, N.A. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Continued)

	Citibank, N.A. and Subsidiaries
In millions of dollars, except shares	September 30, 2010	December 31, 2009
	(Unaudited)
Liabilities
Non-interest-bearing deposits in U.S. offices	$72,577	$76,729
Interest-bearing deposits in U.S. offices	183,823	176,149
Non-interest-bearing deposits in offices outside the U.S.	47,550	39,414
Interest-bearing deposits in offices outside the U.S.	493,401	479,350

Total deposits	$797,351	$771,642
Trading account liabilities	66,922	52,010
Purchased funds and other borrowings	72,984	89,503
Accrued taxes and other expenses	8,942	9,046
Long-term debt and subordinated notes	60,596	82,086
Other liabilities	45,224	39,181
Liabilities of discontinued operations held for sale	29,874	—

Total liabilities	$1,081,893	$1,043,468

Citibank stockholder's equity
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	$751	$751
Surplus	109,166	107,923
Retained earnings	25,597	19,457
Accumulated other comprehensive income (loss)(1)	(9,255)	(11,532)

Total Citibank stockholder's equity	$126,259	$116,599
Noncontrolling interest	1,069	1,294

Total equity	$127,328	$117,893

Total liabilities and equity	$1,209,221	$1,161,361

(1)
Amounts at September 30, 2010 and December 31, 2009 include the after-tax amounts for net unrealized gains (losses) on investment securities of $(2.498) billion and $(4.735) billion, respectively, for foreign currency translation of $(3.389) billion and $(3.255) billion, respectively, for cash flow hedges of $(2.224) billion and $(2.367) billion, respectively, and for pension liability adjustments of $(1.144) billion and $(1.175) billion, respectively.

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

September 30, 2010
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup:
Short-term borrowings	$29,313
Long-term debt (including $2,557 at fair value)	5,901
Other liabilities(1)	31,148

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$66,362

CITIGROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    BASIS OF PRESENTATION

        The accompanying unaudited Consolidated Financial Statements as of September 30, 2010 and for the three- and nine-month period ended September 30, 2010 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Citigroup's updated 2009 historical financial statements and notes filed on Form 8-K with the Securities and Exchange Commission (SEC) on June 25, 2010 and Citigroup's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

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

        The Company includes a balance sheet and statement of changes in stockholder's equity for Citibank, N.A. to provide information about this entity to shareholders of Citigroup and international regulatory agencies (see Note 21 to the Consolidated Financial Statements for further information).

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

        The following table also shows the gross gains and gross losses that make up the pre-tax cumulative-effect adjustment to retained earnings for reclassified beneficial interests, recorded on July 1, 2010:

		July 1, 2010
		Pre-tax Cumulative effect adjustment to Retained earnings
In millions of dollars at June 30, 2010	Amortized cost	Gross unrealized losses recognized in AOCI(1)	Gross unrealized gains recognized in AOCI	Fair Value
Mortgage-backed securities
Prime	$390	$—	$49	$439
Alt-A	550	—	54	604
Subprime	221	—	6	227
Non-U.S. residential	2,249	—	38	2,287

Total mortgage-backed securities	$3,410	$—	$147	$3,557

Asset-backed securities
Auction rate securities	$4,463	$401	$48	$4,110
Other asset-backed	4,189	19	164	4,334

Total asset-backed securities	$8,652	$420	$212	$8,444

Total reclassified debt securities	$12,062	$420	$359	$12,001

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

Additional Disclosures Regarding Fair Value Measurements

        In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosing the amounts of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of January 1, 2010. The required disclosures are included in Note 16. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

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

Non-consolidation of Certain Investment Funds

        The FASB issued Accounting Standards Update No. 2010-10, Consolidation (Topic 810), Amendments for Certain Investment Funds (ASU 2010-10) in the first quarter of 2010. ASU 2010-10 provides a deferral to the requirements of SFAS 167 where the following criteria are met:

  •
  The entity being evaluated for consolidation is an investment company, as defined in ASC 946-10, Finanical Services—Investment Companies, or an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with an investment company;

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

Effect of a Loan Modification When the Loan is Part of a Pool Accounted for as a Single Asset (ASU No. 2010-18)

        In April 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool Accounted for as a Single Asset. As a result of the amendments in this ASU, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The ASU was effective for reporting periods ending on or after July 15, 2010. The ASU had no material effect on the Company's financial statements.

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

Potential Amendments to Current Accounting Standards

        The FASB is currently working on amendments to existing accounting standards governing financial instruments and lease accounting. Upon completion of the standards, the Company will need to re-evaluate its accounting and disclosures. The FASB is proposing sweeping changes to the classification and measurement of financial instruments, hedging and impairment guidance. The FASB is also working on a project that would require all leases to be capitalized on the balance sheet. These projects will have significant impacts for the Company. However, due to ongoing deliberations of the standard-setters, the Company is currently unable to determine the effect of future amendments or proposals at this time. The FASB and IASB are currently working on several joint projects aimed at converging the two sets of accounting standards. However, the two Boards have proposed very different models for the Financial Instruments project. Due to certain differences between the FASB and IASB models, Citi believes achieving convergence will be challenging.

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

2.    DISCONTINUED OPERATIONS

Sale of The Student Loan Corporation

        On September 17, 2010, the Company announced that The Student Loan Corporation (SLC), an indirect subsidiary that is 80% owned by Citibank and 20% owned by public shareholders which is part of the CitiHolding segment, had entered into definitive agreements that will result in the divestiture of Citi's private student loan business and approximately $31 billion of its approximately $41 billion in assets to Discover Financial Services (Discover) and SLM Corporation (Sallie Mae). The sale is currently expected to close in the fourth quarter of 2010.

        This sale is reported as discontinued operations for the third quarter of 2010 only. Prior periods were not reclassified due to the immateriality of the impact in those periods. The total third quarter of 2010 loss on the sale of The Student Loan Corporation of ($454) million is composed of ($63) million in Continuing Operations and, ($447) million in Discontinued Operations, partially offset by $56 million in Noncontrolling Interests (Minority Interests).

        Total assets and total liabilities (after impairment) of $31 billion and $30 billion, respectively associated with the sale of SLC are included in Assets of discontinued operations held for sale and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheet.

        Additionally, as part of the transactions, Citibank, N.A. will purchase approximately $8.7 billion of assets from SLC. Prior to the sale of SLC, sold $4.7 billion in FFELP loans were sold to the Department of Education, as previously disclosed by SLC.

        The following is a summary as of September 30, 2010 of the assets and liabilities of Discontinued operations held for sale on the Consolidated Balance Sheet for the operations related to the SLC business to be sold:

In millions of dollars	September 30, 2010
Assets
Loans, net of unearned income	$30,284
Allowance for loan losses	(54)

Total loans, net	30,230
Other assets	1,179

Total assets	$31,409

Liabilities
Long-term debt	$29,556
Other liabilities	318

Total liabilities	$29,874

        Summarized financial information for discontinued operations, including cash flows, related to the sale of SLC follows:

In millions of dollars	Three and Nine Months Ended Sept. 30, 2010
Total revenues, net of interest expense	$(670)

Income (loss) from discontinued operations	$20
Loss on sale	(820)
Benefit for income taxes	(365)

Loss from discontinued operations, net of taxes	$(435)

In millions of dollars	Nine Months Ended Sept. 30, 2010
Cash flows from operating activities	$4,839
Cash flows from investing activities	694
Cash flows from financing activities	(5,533)

Net cash provided by discontinued operations	$—

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

        Results for all of the Nikko Cordial businesses sold are reported as Discontinued operations for all periods presented.

        Summarized financial information for Discontinued operations, including cash flows, related to the sale of Nikko Cordial is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
In millions of dollars	2010	2009	2010	2009
Total revenues, net of interest expense	$—	$173	$92	$553

Loss from discontinued operations	$—	$(221)	$(7)	$(603)
Gain on sale	—	—	94	—
Provision (benefit) for income taxes	—	$208	(122)	$75

Income (loss) from discontinued operations, net of taxes	$—	$(429)	$209	$(678)

	Nine Months Ended Sept. 30,
In millions of dollars	2010	2009
Cash flows from operating activities	$(134)	$(1,830)
Cash flows from investing activities	185	1,727
Cash flows from financing activities	—	—

Net cash provided by (used in) discontinued operations	$51	$(103)

Combined Results for Discontinued Operations

        The following is summarized financial information for the SLC business, Nikko Cordial business, German retail banking operations and CitiCapital business. The German retail banking operation, which was sold on December 5, 2008, and the Citi Capital business, which was sold on July 31, 2008, continue to have minimal residual costs associated with the sales. However, during the third quarter of 2010, the Company completed an income tax audit in Germany related to the business sold in 2008. As a result of completing this audit, the Company has released reserves approximately $68 million. Additionally, contingency consideration payments received during the first quarter of 2009 of $29 million pretax ($19 million after-tax) related to the sale of Citigroup's Asset Management business, which was sold in December 2005, is also included in these balances.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
In millions of dollars	2010	2009	2010	2009
Total revenues, net of interest expense	$(629)	$205	$(494)	$651

Income (loss) from discontinued operations	$8	$(204)	$—	$(635)
Loss on sale	(784)	—	(690)	2
(Benefit) provision for income taxes	(402)	214	(524)	44

Loss from discontinued operations, net of taxes	$(374)	$(418)	$(166)	$(677)

Cash flows from discontinued operations

	Nine Months Ended Sept. 30,
In millions of dollars	2010	2009
Cash flows from operating activities	$4,707	$(1,824)
Cash flows from investing activities	880	1,757
Cash flows from financing activities	(5,536)	(7)

Net cash provided by discontinued operations	$51	$(74)

3.    BUSINESS SEGMENTS

        The following table presents certain information regarding the Company's operations by segment:

	Revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)(2)		Identifiable assets
	Three Months Ended September 30,
In millions of dollars, except identifiable assets in billions							Sep. 30, 2010	Dec. 31, 2009
	2010	2009	2010	2009	2010	2009
Regional Consumer Banking	$8,161	$6,120	$476	$(203)	$1,232	$704	$320	$257
Institutional Clients Group	8,128	7,348	734	460	2,332	1,786	963	882

Subtotal Citicorp	16,289	13,468	1,210	257	3,564	2,490	1,283	1,139
Citi Holdings	3,853	6,250	(590)	(1,513)	(1,054)	(1,994)	421	487
Corporate/Other	596	672	78	134	91	97	279	231

Total	$20,738	$20,390	$698	$(1,122)	$2,601	$593	$1,983	$1,857

	Revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)(2)
	Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Regional Consumer Banking	$24,275	$18,674	$1,039	$(40)	$3,423	$1,919
Institutional Clients Group	27,025	31,106	3,504	4,821	9,098	11,638

Subtotal Citicorp	51,300	49,780	4,543	4,781	12,521	13,557
Citi Holdings	15,322	24,669	(2,182)	(4,312)	(3,127)	(6,297)
Corporate/Other	1,608	431	185	151	184	(586)

Total	$68,230	$74,880	$2,546	$620	$9,578	$6,674

(1)
Includes Citicorp total revenues, net of interest expense, in North America of $6.6 billion and $4.0 billion; in EMEA of $2.9 billion and $3.5 billion; in Latin America of $3.3 billion and $3.0 billion; and in Asia of $3.5 billion and $3.0 billion for the three months ended September 30, 2010 and 2009, respectively. Includes Citicorp total revenues, net of interest expense, in North America of $21.5 billion and $16.6 billion; in EMEA of $9.7 billion and $12.7 billion; in Latin America of $9.3 billion and $9.4 billion; and in Asia of $10.8 billion and $11.1 billion for the nine months ended September 30, 2010 and 2009, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the Regional Consumer Banking results of $2.4 billion and $1.8 billion; in the ICG results of $266 million and $458 million; and in the Citi Holdings results of $3.3 billion and $6.8 billion for the three months ended September 30, 2010 and 2009, respectively. Includes pretax provisions (credits) for credit losses and for benefits and claims in the Regional Consumer Banking results of $7.8 billion and $5.8 billion; in the ICG results of $(29) million and $1.7 billion; and in the Citi Holdings results of $13.4 billion and $24.5 billion for the nine months ended September 30, 2010 and 2009, respectively.

4.    INTEREST REVENUE AND EXPENSE

        For the three- and nine-month periods ended September 30, 2010 and 2009, interest revenue and expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2010	2009	2010	2009
Interest revenue
Loan interest, including fees	$13,332	$11,601	$42,232	$36,385
Deposits with banks	318	313	899	1,126
Federal funds sold and securities purchased under agreements to resell	807	728	2,340	2,407
Investments, including dividends	2,611	3,283	8,706	9,894
Trading account assets(1)	2,026	2,654	5,909	8,526
Other interest	277	99	555	594

Total interest revenue	$19,371	$18,678	$60,641	$58,932

Interest expense
Deposits(2)	$2,130	$2,298	$6,246	$7,986
Federal funds purchased and securities loaned or sold under agreements to repurchase	671	772	2,122	2,807
Trading account liabilities(1)	108	43	277	220
Short-term borrowings	213	350	704	1,128
Long-term debt	3,003	3,217	9,446	9,038

Total interest expense	$6,125	$6,680	$18,795	$21,179

Net interest revenue	$13,246	$11,998	$41,846	$37,753
Provision for loan losses	5,666	8,771	20,555	30,919

Net interest revenue after provision for loan losses	$7,580	$3,227	$21,291	$6,834

(1)
Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes FDIC deposit insurance fees and charges of $226 million and $285 million for the three months ended September 30, 2010 and September 30, 2009, and $691 million and $1,254 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. The nine months ended September 30, 2009 FDIC insurance fees include the one-time FDIC special assessment of $333 million

5.    COMMISSIONS AND FEES

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

        The following table presents commissions and fees revenue for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2010	2009	2010	2009
Credit cards and bank cards	$1,013	$1,048	$2,977	$3,025
Investment banking	683	784	2,001	2,659
Smith Barney	—	1	—	837
ICG trading-related	429	502	1,431	1,400
Transaction services	374	336	1,085	980
Other consumer	303	324	933	935
Checking-related	256	261	789	773
Other ICG	79	93	256	281
Primerica-related (prior to March 2010)	—	78	91	227
Loan servicing(1)	(29)	141	253	167
Corporate finance	137	130	320	551
Other	3	—	(14)	(69)

Total commissions and fees	$3,248	$3,698	$10,122	$11,766

(1)
Beginning in the second quarter of 2010, for clarity purposes, Citigroup has reclassified the MSR mark-to-market and MSR hedging activities from multiple income statement lines together into Other revenue. All periods presented reflect this reclassification.

6.    PRINCIPAL TRANSACTIONS

        Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products, as well as foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities' profitability. The following tables present principal transactions revenue for the three- and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2010(1)	2009(1)	2010(1)	2009(1)
Regional Consumer Banking	$150	$149	$399	$1,094
Institutional Clients Group	982	(571)	5,958	7,259

Subtotal Citicorp	$1,132	$(422)	$6,357	$8,353
Local Consumer Lending	(36)	389	(190)	917
Brokerage and Asset Management	1	1	(27)	25
Special Asset Pool	343	1,385	2,094	(2,863)

Subtotal Citi Holdings	$308	$1,775	$1,877	$(1,921)
Corporate/Other	88	(10)	(336)	612

Total Citigroup	$1,528	$1,343	$7,898	$7,044

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2010(1)	2009(1)	2010(1)	2009(1)
Interest rate contracts(2)	$76	$166	$3,718	$6,619
Foreign exchange contracts(3)	992	522	1,495	2,386
Equity contracts(4)	468	(353)	783	550
Commodity and other contracts(5)	(33)	162	197	989
Credit derivatives(6)	25	846	1,705	(3,500)

Total Citigroup	$1,528	$1,343	$7,898	$7,044

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

7.    RETIREMENT BENEFITS AND INCENTIVE PLANS

        The Company has several non-contributory defined benefit pension plans covering certain U.S. employees and has various defined benefit pension and termination-indemnity plans covering employees outside the United States. Effective January 1, 2008, the U.S. qualified pension plan was frozen for most employees. Accordingly, no additional compensation-based contributions have been credited to cash balance accounts for existing plan participants after December 31, 2007. However, employees still covered under certain prior final pay formulas continue to accrue benefits. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States.

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

Net (Benefit) Expense

	Three Months Ended September 30,
	Pension Plans				Postretirement Benefit Plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2010	2009	2010	2009	2010	2009	2010	2009
Benefits earned during the period	$4	$1	$43	$38	$—	$1	$5	$7
Interest cost on benefit obligation	161	177	84	78	15	16	26	23
Expected return on plan assets	(220)	(232)	(94)	(87)	(2)	(2)	(24)	(19)
Amortization of unrecognized
Net transition obligation	—	—	(1)	(1)	—	—	—	—
Prior service cost (benefit)	—	—	1	1	(1)	(1)	—	—
Net actuarial loss	12	(1)	14	18	3	—	5	4
Curtailment (gain) loss	—	29	—	—	—	—	—	—

Net (benefit) expense	$(43)	$(26)	$47	$47	$15	$14	$12	$15

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was million $11 million and $12 million for the three months ended September 30, 2010 and 2009, respectively.

	Nine Months Ended September 30,
	Pension Plans				Postretirement Benefit Plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2010	2009	2010	2009	2010	2009	2010	2009
Benefits earned during the period	$13	$13	$125	$109	$—	$1	$17	$20
Interest cost on benefit obligation	480	503	254	222	44	46	78	66
Expected return on plan assets	(643)	(690)	(281)	(249)	(6)	(7)	(74)	(57)
Amortization of unrecognized
Net transition obligation	—	—	(1)	(1)	—	—	—	—
Prior service cost (benefit)	(1)	(1)	3	3	1	(1)	—	—
Net actuarial loss	34	1	42	51	5	1	15	13
Curtailment (gain) loss	—	29	—	—	—	—	—	—

Net (benefit) expense	$(117)	$(145)	$142	$135	$44	$40	$36	$42

(1)
The U.S. plans exclude nonqualified pension plans, for which the net expense was $33 million and $31 million for the nine months ended September 30, 2010 and 2009, respectively.

Employer Contributions

        Citigroup's pension funding policy for U.S. and non-U.S. plans is generally to fund to applicable minimum funding requirements, rather than to the amounts of accumulated benefit obligations. For the U.S. qualified pension plan, the Company may increase its contributions above the minimum required contribution under the Employee Retirement Income Security Act of 1974, as amended, if appropriate to its tax and cash position and the plan's funded position. The Company made a discretionary cash contribution of $995 million to the U.S. qualified pension plan as of September 30, 2010. For the non-U.S. pension plans, the Company contributed $106 million as of September 30, 2010 and expects to contribute an additional $57 million in 2010. The Company also expects to contribute $33 million of benefits to be paid directly by the Company on behalf of the non-U.S. pension plans. For the non-U.S. postretirement benefit plans, expected cash contributions for 2010 are $74 million, which includes $3 million of benefits to be paid directly by the Company. These estimates are subject to change, since contribution decisions are affected by various factors, such as market performance and regulatory requirements; in addition, management has the ability to change funding policy.

Stock-Based Incentive Compensation

        The Company recognized compensation expense related to incentive plans of $641 million for the three months ended September 30, 2010, and $1,295 million for the nine months ended September 30, 2010. The Company granted 34 million shares as equity awards in the third quarter of 2010, of which 30 million shares were issued as "stock salary." Except for shares withheld by Citigroup to satisfy tax withholding obligations, shares delivered as stock salary are subject to sale restrictions. Stock salary, with respect to the first nine months of fiscal year 2010, will become transferable in nine equal monthly installments beginning on January 20, 2011. Shares with respect to any subsequent months in 2010 will become transferable approximately one year after the effective date of their delivery.

8.    EARNINGS PER SHARE

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per-share amounts	2010	2009	2010	2009
Income before attribution of noncontrolling interests	$2,601	$593	$9,578	$6,674
Noncontrolling interests from continuing operations	110	74	170	24

Net income from continuing operations (for EPS purposes)	$2,491	$519	$9,408	$6,650
Income (loss) from discontinued operations, net of taxes	(374)	(418)	(166)	(677)
Noncontrolling interests from discontinuing operations	(51)	—	(51)	—

Citigroup's net income	$2,168	$101	$9,293	$5,973
Less:
Preferred dividends	—	272	—	2,988
Impact of the conversion price reset related to the $12.5 billion convertible preferred stock private issuance	—	—	—	1,285
Preferred stock Series H discount accretion	—	16	—	123
Impact of the Public and Private preferred stock exchange offer	—	3,055	—	3,055
Dividends and undistributed earnings allocated to participating securities	20	—	78	2

Net income (loss) allocated to unrestricted common shareholders for basic EPS	$2,148	$(3,242)	$9,215	$(1,480)
Effect of dilutive securities	1	—	2	540

Net income (loss) allocated to unrestricted common shareholders for diluted EPS	$2,149	$(3,242)	$9,217	$(940)

Weighted-average common shares outstanding applicable to basic EPS	28,877.5	12,104.3	28,723.7	7,629.6
Effect of dilutive securities
TDECs	876.2	—	878.4	—
Other employee plans	23.9	—	17.5	—
Convertible securities	0.7	111.7	0.7	416.1
Options	—	—	1.2	—

Adjusted weighted-average common shares outstanding applicable to diluted EPS	29,778.3	12,216.0	29,621.5	8,045.7

Basic earnings per share
Income (loss) from continuing operations	$0.09	$(0.23)	$0.32	$(0.10)
Discontinued operations	(0.02)	(0.04)	—	(0.09)

Net income (loss)	$0.07	$(0.27)	$0.32	$(0.19)

Diluted earnings per share
Income (loss) from continuing operations	$0.08	$(0.23)	$0.32	$(0.10)
Discontinued operations	(0.01)	(0.04)	(0.01)	(0.09)

Net income (loss)	$0.07	$(0.27)	$0.31	$(0.19)

        During the third quarters of 2010 and 2009, weighted-average options to purchase 384.7 million and 100.5 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per common share, because the weighted-average exercise prices of $9.58 and $41.29, respectively, were greater than the average market price of the Company's common stock during the quarter.

        Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement, with exercise prices of $17.85 and $10.61 for approximately 210 million and 255 million shares of common stock, respectively, were not included in the computation of earnings per common share in 2010 and 2009, because they were anti-dilutive.

        Equity awards granted under the Management Committee Long-Term Incentive Plan (MC LTIP) were not included in the 2009 computation of earnings per common share, because the performance targets under the terms of the awards were not met and, as a result, the awards expired in the first quarter of 2010. In addition, the other performance-based equity awards of approximately 5 million shares were not included in the third quarters of 2010 and 2009 earnings per share calculation, because the performance targets under the terms of the awards were not met.

        Equity units convertible into approximately 118 million shares and 235 million shares of Citigroup common stock held by the Abu Dhabi Investment Authority (ADIA) were not included in the computation of earnings per common share in the third quarters of 2010 and 2009, respectively, because the exercise price of $31.83 was greater than the average market price of the Company's common stock.

9.    TRADING ACCOUNT ASSETS AND LIABILITIES

        Trading account assets and Trading account liabilities, at fair value, consisted of the following at September 30, 2010 and December 31, 2009:

In millions of dollars	September 30, 2010	December 31, 2009
Trading account assets
Mortgage-backed securities(1)
U.S. government agency guaranteed	$23,782	$20,638
Prime	1,798	1,156
Alt-A	1,416	1,229
Subprime	1,854	9,734
Non-U.S. residential	2,829	2,368
Commercial	3,296	3,455

Total mortgage-backed securities(1)	$34,975	$38,580

U.S. Treasury and federal agencies
U.S. Treasuries	$23,785	$28,938
Agency and direct obligations	4,173	2,041

Total U.S. Treasury and federal agencies	$27,958	$30,979

State and municipal securities	6,729	$7,147
Foreign government securities	98,200	72,769
Corporate	51,989	51,985
Derivatives(2)	55,560	58,879
Equity securities	37,117	46,221
Asset-backed securities(1)	9,681	4,089
Other debt securities	14,889	32,124

Total trading account assets	$337,098	$342,773

Trading account liabilities
Securities sold, not yet purchased	$79,539	$73,406
Derivatives(2)	62,466	64,106

Total trading account liabilities	$142,005	$137,512

(1)
The Company invests in mortgage-backed securities and asset-backed securities. Mortgage securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, information is provided in Note 14 to the Consolidated Financial Statements.

(2)
Presented net, pursuant to master netting agreements. See Note 15 to the Consolidated Financial Statements for a discussion regarding the accounting and reporting for derivatives.

10.    INVESTMENTS

In millions of dollars	September 30, 2010	December 31, 2009
Securities available-for-sale	$295,682	$239,599
Debt securities held-to-maturity(1)	30,107	51,527
Non-marketable equity securities carried at fair value(2)	6,427	6,830
Non-marketable equity securities carried at cost(3)	8,034	8,163

Total investments	$340,250	$306,119

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

Securities Available-for-Sale

        The amortized cost and fair value of securities available-for-sale (AFS) at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010				December 31, 2009
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized Losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-agency guaranteed	$22,197	$605	$45	$22,757	$20,625	$339	$50	$20,914
Prime	2,687	28	224	2,491	7,291	119	932	6,478
Alt-A	69	3	1	71	538	93	4	627
Subprime	1	—	—	1	1	—	—	1
Non-U.S. residential	340	1	1	340	258	—	3	255
Commercial	587	28	19	596	883	10	100	793

Total mortgage-backed securities	$25,881	$665	$290	$26,256	$29,596	$561	$1,089	$29,068
U.S. Treasury and federal agency securities
U.S. Treasury	64,802	1,097	2	65,897	26,857	36	331	26,562
Agency obligations	48,750	400	4	49,146	27,714	46	208	27,552

Total U.S. Treasury and federal agency securities	$113,552	$1,497	$6	$115,043	$54,571	$82	$539	$54,114
State and municipal	16,391	293	2,118	14,566	16,677	147	1,214	15,610
Foreign government	102,718	1,349	212	103,855	101,987	860	328	102,519
Corporate	17,161	476	39	17,598	20,024	435	146	20,313
Asset-backed securities(1)	10,260	42	72	10,230	10,089	50	93	10,046
Other debt securities	2,202	34	95	2,141	2,179	21	77	2,123

Total debt securities AFS	$288,165	$4,356	$2,832	$289,689	$235,123	$2,156	$3,486	$233,793

Marketable equity securities AFS	$3,834	$2,433	$274	$5,993	$4,089	$1,929	$212	$5,806

Total securities AFS	$291,999	$6,789	$3,106	$295,682	$239,212	$4,085	$3,698	$239,599

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

        The table below shows the fair value of investments in AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of September 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2010
Securities AFS
Mortgage-backed securities
U.S. government-agency guaranteed	$5,474	$45	$18	$—	$5,492	$45
Prime	169	4	1,822	220	1,991	224
Alt-A	10	—	2	1	12	1
Subprime	—	—	—	—	—	—
Non-U.S. residential	—	—	209	1	209	1
Commercial	48	12	50	7	98	19

Total mortgage-backed securities	$5,701	$61	$2,101	$229	$7,802	$290
U.S. Treasury and federal agency securities
U.S. Treasury	2,456	2	51	—	2,507	2
Agency obligations	3,847	4	1	—	3,848	4

Total U.S. Treasury and federal agency securities	$6,303	$6	$52	$—	$6,355	$6
State and municipal	880	40	11,897	2,078	12,777	2,118
Foreign government	23,085	116	4,588	96	27,673	212
Corporate	656	22	305	17	961	39
Asset-backed securities	280	8	303	64	583	72
Other debt securities	—	—	632	95	632	95
Marketable equity securities AFS	69	31	2,033	243	2,102	274

Total securities AFS	$36,974	$284	$21,911	$2,822	$58,885	$3,106

December 31, 2009
Securities AFS
Mortgage-backed securities
U.S. government-agency guaranteed	$6,793	$47	$263	$3	$7,056	$50
Prime	5,074	905	228	27	5,302	932
Alt-A	106	—	35	4	141	4
Subprime	—	—	—	—	—	—
Non-U.S. residential	250	3	—	—	250	3
Commercial	93	2	259	98	352	100

Total mortgage-backed securities	$12,316	$957	$785	$132	$13,101	$1,089
U.S. Treasury and federal agency securities
U.S. Treasury	23,378	224	308	107	23,686	331
Agency obligations	17,957	208	7	—	17,964	208

Total U.S. Treasury and federal agency securities	$41,335	$432	$315	$107	$41,650	$539
State and municipal	769	97	12,508	1,117	13,277	1,214
Foreign government	39,241	217	10,398	111	49,639	328
Corporate	1,165	47	907	99	2,072	146
Asset-backed securities	627	4	986	89	1,613	93
Other debt securities	28	2	647	75	675	77
Marketable equity securities AFS	102	4	2,526	208	2,628	212

Total securities AFS	$95,583	$1,760	$29,072	$1,938	$124,655	$3,698

        The following table presents the amortized cost and fair value of debt securities available-for-sale by contractual maturity dates as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
In millions of dollars	Amortized Cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$—	$—	$2	$3
After 1 but within 5 years	396	392	16	16
After 5 but within 10 years	418	440	626	597
After 10 years(2)	25,067	25,424	28,952	28,452

Total	$25,881	$26,256	$29,596	$29,068

U.S. Treasury and federal agencies
Due within 1 year	$21,716	$21,734	$5,357	$5,366
After 1 but within 5 years	70,324	71,097	35,912	35,618
After 5 but within 10 years	18,502	19,094	8,815	8,773
After 10 years(2)	3,010	3,118	4,487	4,357

Total	$113,552	$115,043	$54,571	$54,114

State and municipal
Due within 1 year	$80	$47	$7	$8
After 1 but within 5 years	49	141	119	129
After 5 but within 10 years	399	245	340	359
After 10 years(2)	15,863	14,133	16,211	15,114

Total	$16,391	$14,566	$16,677	$15,610

Foreign government
Due within 1 year	$39,362	$39,386	$32,223	$32,365
After 1 but within 5 years	55,127	55,794	61,165	61,426
After 5 but within 10 years	7,283	7,506	7,844	7,845
After 10 years(2)	946	1,169	755	883

Total	$102,718	$103,855	$101,987	$102,519

All other(3)
Due within 1 year	$3,321	$3,309	$4,243	$4,244
After 1 but within 5 years	13,483	13,629	14,286	14,494
After 5 but within 10 years	8,491	8,683	9,483	9,597
After 10 years(2)	4,328	4,348	4,280	4,147

Total	$29,623	$29,969	$32,292	$32,482

Total debt securities AFS	$288,165	$289,689	$235,123	$233,793

(1)
Includes mortgage-backed securities of U.S. federal agencies.

(2)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)
Includes corporate securities and other debt securities.

        The following tables present interest and dividends on all investments for the three- and nine-month periods ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
In millions of dollars	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Taxable interest	$2,353	$2,956	$7,896	$9,084
Interest exempt from U.S. federal income tax	185	226	555	591
Dividends	73	101	255	219

Total interest and dividends	$2,611	$3,283	$8,706	$9,894

        The following table presents realized gains and losses on all investments for the three- and nine-month periods ended September 30, 2010 and 2009. The gross realized investment losses exclude losses from other-than-temporary impairment:

	Three months ended		Nine months ended
In millions of dollars	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Gross realized investment gains	$1,133	$439	$2,280	$1,797
Gross realized investment losses(1)	(171)	(12)	(257)	(78)

Net realized gains	$962	$427	$2,023	$1,719

(1)
During the first quarter of 2010, the Company sold four corporate debt securities that were classified as held-to-maturity. These sales were in response to a significant deterioration in the creditworthiness of the issuers. The securities sold had a carrying value of $413 million, and the Company recorded a realized loss of $49 million.

Debt Securities Held-to-Maturity

        The carrying value and fair value of securities held-to-maturity (HTM) at September 30, 2010 and December 31, 2009 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized loss recognized in AOCI	Carrying value(2)	Gross unrecognized gains	Gross unrecognized losses	Fair value
September 30, 2010
Debt securities HTM(3)
Mortgage-backed securities
Prime	$4,963	$870	$4,093	$491	$11	$4,573
Alt-A	12,314	3,318	8,996	774	153	9,617
Subprime	731	86	645	10	61	594
Non-U.S. residential	5,362	842	4,520	331	63	4,788
Commercial	948	24	924	—	115	809

Total mortgage-backed securities	$24,318	$5,140	$19,178	$1,606	$403	$20,381
State and municipal	2,612	129	2,483	100	55	2,528
Corporate	6,717	170	6,547	494	101	6,940
Asset-backed securities(3)	1,974	75	1,899	62	60	1,901
Other debt securities	—	—	—	—	—	—

Total debt securities HTM	$35,621	$5,514	$30,107	$2,262	$619	$31,750

December 31, 2009
Debt securities HTM(3)
Mortgage-backed securities
Prime	$6,118	$1,151	$4,967	$317	$5	$5,279
Alt-A	14,710	4,276	10,434	905	243	11,096
Subprime	1,087	128	959	77	100	936
Non-U.S. residential	9,002	1,119	7,883	469	134	8,218
Commercial	1,303	45	1,258	1	208	1,051

Total mortgage-backed securities	$32,220	$6,719	$25,501	$1,769	$690	$26,580
State and municipal	3,067	147	2,920	92	113	2,899
Corporate	7,457	264	7,193	524	182	7,535
Asset-backed securities(3)	16,348	435	15,913	567	496	15,984
Other debt securities	—	—	—	—	—	—

Total debt securities HTM	$59,092	$7,565	$51,527	$2,952	$1,481	$52,998

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

(2)
HTM securities are carried on the Consolidated Balance Sheet at amortized cost and the changes in the value of these securities other than impairment charges are not reported on the financial statements.

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

        The net unrealized losses classified in AOCI relate to debt securities reclassified from AFS investments to HTM investments. Additionally, for HTM securities that have suffered credit impairment, declines in fair value for reasons other than credit losses are recorded in AOCI. The AOCI balance was $5.5 billion as of September 30, 2010, compared to $7.6 billion as of December 31, 2009. The AOCI balance for HTM securities is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same debt securities. This will have no impact on the Company's net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

        The credit-related impairment on HTM securities is recognized in earnings.

        The table below shows the fair value of investments in HTM that have been in an unrecognized loss position for less than 12 months or for 12 months or longer as of September 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
September 30, 2010
Debt securities HTM
Mortgage-backed securities	$211	$26	$14,543	$377	$14,754	$403
State and municipal	605	3	950	52	1,555	55
Corporate	1,019	44	1,404	57	2,423	101
Asset-backed securities	268	10	578	50	846	60
Other debt securities	—	—	—	—	—	—

Total debt securities HTM	$2,103	$83	$17,475	$536	$19,578	$619

December 31, 2009
Debt securities HTM
Mortgage-backed securities	$—	$—	$16,923	$690	$16,923	$690
State and municipal	755	79	713	34	1,468	113
Corporate	—	—	1,519	182	1,519	182
Asset-backed securities	348	18	5,460	478	5,808	496
Other debt securities	—	—	—	—	—	—

Total debt securities HTM	$1,103	$97	$24,615	$1,384	$25,718	$1,481

        Excluded from the gross unrecognized losses presented in the above table are the $5.5 billion and $7.6 billion of gross unrealized losses recorded in AOCI mainly related to the HTM securities that were reclassified from AFS investments as of September 30, 2010 and December 31, 2009, respectively. Virtually all of these unrealized losses relate to securities that have been in a loss position for 12 months or longer at both September 30, 2010 and December 31, 2009.

        The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$1	$1
After 1 but within 5 years	272	238	466	385
After 5 but within 10 years	499	439	697	605
After 10 years(1)	18,407	19,704	24,337	25,589

Total	$19,178	$20,381	$25,501	$26,580

State and municipal
Due within 1 year	$6	$6	$6	$6
After 1 but within 5 years	65	66	53	79
After 5 but within 10 years	88	89	99	99
After 10 years(1)	2,324	2,367	2,762	2,715

Total	$2,483	$2,528	$2,920	$2,899

All other(2)
Due within 1 year	$541	$677	$4,652	$4,875
After 1 but within 5 years	1,064	1,163	3,795	3,858
After 5 but within 10 years	5,149	5,280	6,240	6,526
After 10 years(1)	1,692	1,721	8,419	8,260

Total	$8,446	$8,841	$23,106	$23,519

Total debt securities HTM	$30,107	$31,750	$51,527	$52,998

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

        For debt securities, a critical component of the evaluation for OTTI is the identification of credit impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. For securities purchased and classified as AFS with the expectation of receiving full principal and interest cash flows as of the date of purchase, this analysis considers the likelihood of receiving all contractual principal and interest. For securities reclassified out of the trading category in the fourth quarter of 2008, the analysis considers the likelihood of receiving the expected principal and interest cash flows anticipated as of the date of reclassification in the fourth quarter of 2008. The extent of the Company's analysis regarding credit quality and the stress on assumptions used in the analysis have been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company's process for identifying credit impairment in security types with the most significant unrealized losses as of September 30, 2010.

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

        The key assumptions for mortgage-backed securities as of September 30, 2010 are in the table below:

September 30, 2010
Prepayment rate(1)	3-8 CRR
Loss severity(2)	45%–85%
Unemployment rate	9.8%

(1)
Conditional Repayment Rate (CRR) represents the annualized expected rate of voluntary prepayment of principal for mortgage-backed securities over a certain period of time.

(2)
Loss severity rates are estimated considering collateral characteristics and generally range from 45%-60% for prime bonds, 50%-85% for Alt-A bonds, and 65%-85% for subprime bonds.

        The valuation as of September 30, 2010 assumes that U.S. housing prices are unchanged for the remainder of 2010, increase 1.2% in 2011, increase 1.8% in 2012 and increase 3% per year from 2013 onwards.

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

        Citigroup monitors the bond issuer and insurer ratings on a daily basis. The average portfolio rating, ignoring any insurance, is Aa3/AA-. In the event of a downgrade of the bond below Aa3/AA-, the subject bond is specifically reviewed for potential shortfall in contractual principal and interest. Citigroup has not recorded any credit impairments on bonds held as part of the Tender Option Bond program or on bonds that were previously held as part of the Tender Option Bond program.

        The remainder of Citigroup's AFS state and municipal bonds, outside of the above, are specifically reviewed for credit impairment based on instrument-specific estimates of cash flows, probability of default and loss given default.

Recognition and Measurement of OTTI

        The following table presents the total OTTI recognized in earnings during the three months and nine months ended September 30, 2010:

OTTI on Investments	Three months ended Sept 30, 2010			Nine months ended Sept 30, 2010
In millions of dollars	AFS	HTM	Total	AFS	HTM	Total
Impairment losses related to securities which the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the periods ended September 30, 2010	$22	$142	$164	$258	$691	$949
Less: portion of OTTI loss recognized in AOCI (before taxes)	2	8	10	8	48	56

Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$20	$134	$154	$250	$643	$893
OTTI losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	66	—	66	288	—	288

Total impairment losses recognized in earnings	$86	$134	$220	$538	$643	$1,181

        The following is a 3-month roll-forward of the credit-related position recognized in earnings for AFS and HTM debt securities held as of September 30, 2010:

	Cumulative OTTI Credit Losses Recognized in Earnings
In millions of dollars	June 30, 2010 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to sales of credit impaired securities sold or matured	September 30, 2010 balance
AFS debt securities
Mortgage-backed securities
Prime	$280	$—	$12	$—	$292
Alt-A	2	—	—	—	2
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	$284	$—	$12	$—	$296
State and municipal	3	—	—	—	3
U.S. Treasury	36	2	—	—	38
Foreign government	159	—	—	—	159
Corporate	147	6	—	—	153
Asset-backed securities	9	—	—	—	9
Other debt securities	52	—	—	—	52

Total OTTI credit losses recognized for AFS debt securities	$690	$8	$12	$—	$710

HTM debt securities
Mortgage-backed securities
Prime	$297	$1	$1	$—	$299
Alt-A	2,886	49	64	—	2,999
Subprime	213	—	19	—	232
Non-U.S. residential	96	—	—	—	96
Commercial real estate	10	—	—	—	10

Total mortgage-backed securities	$3,502	$50	$84	$—	$3,636
State and municipal	7	—	—	—	7
Corporate	351	—	—	—	351
Asset-backed securities	108	—	—	—	108
Other debt securities	5	—	—	—	5

Total OTTI credit losses recognized for HTM debt securities	$3,973	$50	$84	$—	$4,107

        The following is a 9-month roll-forward of the credit-related position recognized in earnings for AFS and HTM debt securities held as of September 30, 2010:

	Cumulative OTTI Credit Losses Recognized in Earnings
In millions of dollars	December 31, 2009 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to sales of credit impaired securities sold or matured	September 30, 2010 balance
AFS debt securities
Mortgage-backed securities
Prime	$242	$12	$38	$—	$292
Alt-A	1	1	—	—	2
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	$245	$13	$38	$—	$296
State and municipal	—	3	—	—	3
U.S. Treasury	—	38	—	—	38
Foreign government	20	139	—	—	159
Corporate	137	11	5	—	153
Asset-backed securities	9	—	—	—	9
Other debt securities	49	3	—	—	52

Total OTTI credit losses recognized for AFS debt securities	$460	$207	$43	$—	$710

HTM debt securities
Mortgage-backed securities
Prime	$170	$127	$2	$—	$299
Alt-A	2,569	358	72	—	2,999
Subprime	210	1	21	—	232
Non-U.S. residential	96	—	—	—	96
Commercial real estate	9	1	—	—	10

Total mortgage-backed securities	$3,054	$487	$95	$—	$3,636
State and municipal	7	—	—	—	7
Corporate	351	—	—	—	351
Asset-backed securities	48	41	19	—	108
Other debt securities	4	—	1	—	5

Total OTTI credit losses recognized for HTM debt securities	$3,464	$528	$115	$—	$4,107

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

In millions of dollars at September 30, 2010	Fair value		Unfunded commitments	Redemption frequency (if currently eligible)	Redemption notice period
Hedge funds	$972		$14	Monthly, quarterly, annually	10-95 days
Private equity funds(1)(2)	3,205		1,652	—	—
Real estate funds(3)	388		171	—	—

Total	$4,565	(4)	$1,837

(1)
Includes investments in private equity funds carried at cost with a carrying value of $266 million.

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

(4)
Included in the total fair value of investments above is $2.0 billion of fund assets that are valued using NAVs provided by third-party asset managers.

11.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in Goodwill during the first nine months of 2010 were as follows:

In millions of dollars
Balance at December 31, 2009	$25,392

Foreign exchange translation	294
Smaller acquisitions/divestitures, purchase accounting adjustments and other	(24)

Balance at March 31, 2010	$25,662

Foreign exchange translation	(442)
Smaller acquisitions/divestitures, purchase accounting adjustments and other	(19)

Balance at June 30, 2010	$25,201

Foreign exchange translation	651
Smaller acquisitions/divestitures, purchase accounting adjustments and other	(55)

Balance at September 30, 2010	$25,797

        During the first nine months of 2010, no goodwill was written off due to impairment. The Company performed its annual goodwill impairment test during the third quarter of 2010 and while no impairment was noted in step one for any of the reporting units, goodwill present in the Local Consumer Lending—Cards reporting unit may be particularly sensitive to further deterioration in economic conditions. Additionally, the fair value of the Asia Regional Consumer Banking and Transaction Services reporting units substantially exceeded their respective carrying values.

        Citigroup engaged the services of an independent valuation specialist to assist in the valuation of a number of its reporting units, including Local Consumer Lending—Cards. The fair value as a percentage of allocated book value for the Local Consumer Lending—Cards reporting unit is 121%. If economic conditions deteriorate or other events adversely impact the business models and the related assumptions, including the discount rate, expected recovery, and expected loss rates used to value this reporting unit, the Company could potentially experience future material impairment charges with respect to the $4,577 million of goodwill remaining in the Local Consumer Lending—Cards reporting unit. Any such charges, by themselves, would not negatively affect the Company's Tier 1, Tier 1 Common and Total Capital regulatory ratios, its Tangible Common Equity or the company's liquidity position. The Company will continue to monitor this reporting unit.

        The following tables present the Company's goodwill balances by reporting unit and by segment at September 30, 2010:

In millions of dollars
Reporting unit(1)	Goodwill
North America Regional Consumer Banking	$2,502
EMEA Regional Consumer Banking	319
Asia Regional Consumer Banking	5,779
Latin America Regional Consumer Banking	1,747
Securities and Banking	9,241
Transaction Services	1,567
Brokerage and Asset Management	65
Local Consumer Lending—Cards	4,577

Total	$25,797

By Segment
Regional Consumer Banking	$10,347
Institutional Clients Group	10,808
Citi Holdings	4,642

Total	$25,797

(1)
Local Consumer Lending—Other is excluded from the table as there is no goodwill allocated to it.

Intangible Assets

        The components of intangible assets were as follows:

	September 30, 2010			December 31, 2009
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,784	$4,923	$2,861	$8,148	$4,838	$3,310
Core deposit intangibles	1,424	920	504	1,373	791	582
Other customer relationships	699	190	509	675	176	499
Present value of future profits	240	111	129	418	280	138
Indefinite-lived intangible assets	540	—	540	569	—	569
Other(1)	4,749	1,587	3,162	4,977	1,361	3,616

Intangible assets (excluding MSRs)	$15,436	$7,731	$7,705	$16,160	$7,446	$8,714
MSRs	3,976	—	3,976	6,530	—	6,530

Total intangible assets	$19,412	$7,731	$11,681	$22,690	$7,446	$15,244

(1)
Includes contract-related intangible assets.

        The changes in intangible assets during the first nine months of 2010 were as follows:

In millions of dollars	Net carrying amount at December 31, 2009	Acquisitions/ divestitures	Amortization	Impairments	FX and other(1)	Net carrying amount at September 30, 2010
Purchased credit card relationships	$3,310	$(53)	$(368)	$(39)	$11	$2,861
Core deposit intangibles	582	—	(81)	—	3	504
Other customer relationships	499	—	(42)	—	52	509
Present value of future profits	138	—	(10)	—	1	129
Indefinite-lived intangible assets	569	(46)	—	—	17	540
Other	3,616	—	(236)	(32)	(186)	3,162

Intangible assets (excluding MSRs)	$8,714	$(99)	$(737)	$(71)	$(102)	$7,705
MSRs(2)	6,530					3,976

Total intangible assets	$15,244					$11,681

(1)
Includes foreign exchange translation and purchase accounting adjustments.

(2)
See Note 14 to the Consolidated Financial Statements for the roll-forward of MSRs.

12.    DEBT

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings as follows:

In millions of dollars	September 30, 2010	December 31, 2009
Commercial paper
Bank	$26,604	$—
Other non-bank	9,564	10,223

	$36,168	$10,223
Other short-term borrowings(1)	50,845	58,656

Total short-term borrowings(2)	$87,013	$68,879

(1)
At September 30, 2010 and December 31, 2009, collateralized advances from the Federal Home Loan Bank were $11.9 billion and $23.0 billion, respectively.

(2)
September 30, 2010 includes $32.2 billion of short-term borrowings related to VIEs consolidated effective January 1, 2010 with the adoption of SFAS 166/167.

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

Long-Term Debt

In millions of dollars	September 30, 2010	December 31, 2009
Citigroup parent company	$197,948	$197,804
Bank(1)	116,062	78,857
Other non-bank	73,320	87,358

Total long-term debt(2)(3)(4)	$387,330	$364,019

(1)
At September 30, 2010 and December 31, 2009, collateralized advances from the Federal Home Loan Bank were $18.5 billion and $24.1 billion, respectively.

(2)
September 30, 2010, includes $69.6 billion of long-term debt related to VIEs consolidated effective January 1, 2010 with the adoption of SFAS 166/167.

(3)
Of this amount, approximately $59.6 billion is guaranteed by the FDIC under the TLGP with $1.3 billion maturing in 2010, $20.3 billion maturing in 2011 and $38 billion maturing in 2012.

(4)
Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $469 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 (collectively, the "Safety First Trusts") at September 30, 2010 and $528 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 at December 31, 2009. CFI owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust Securities and the Safety First Trusts' common securities. The Safety First Trusts' obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        CGMHI has committed long-term financing facilities with unaffiliated banks. At September 30, 2010, CGMHI had drawn down the full $900 million available under these facilities, of which $150 million is guaranteed by Citigroup. Generally, a bank can terminate these facilities by giving CGMHI one-year prior notice.

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

        Long-term debt at September 30, 2010 and December 31, 2009 includes $20.4 billion and $19.3 billion, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the state of Delaware. The trusts exist for the exclusive purposes of (1) issuing trust securities representing undivided beneficial interests in the assets of the trust; (2) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (3) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve Board, Citigroup has the right to redeem these securities.

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

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at September 30, 2010:

						Junior subordinated debentures owned by trust
Trust securities with distributions guaranteed by Citigroup In millions of dollars, except share amounts	Issuance date	Securities issued	Liquidation value	Coupon rate	Common shares issued to parent	Amount(1)	Maturity	Redeemable by issuer beginning
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	35,885,898	897	7.125%	1,109,874	925	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	43,651,597	1,091	6.950%	1,350,050	1,125	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	33,874,813	847	6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	14,757,823	369	6.100%	456,428	380	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460	6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XII	Mar. 2010	92,000,000	2,300	8.500%	25	2,300	Mar. 30, 2040	Mar. 30, 2015
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875%	25	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XIV	June 2006	12,227,281	306	6.875%	40,000	307	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	25,210,733	630	6.500%	40,000	631	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	38,148,947	954	6.450%	20,000	954	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	28,047,927	701	6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	99,901	157	6.829%	50	158	June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	22,771,968	569	7.250%	20,000	570	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	17,709,814	443	7.875%	20,000	443	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	2,345,801	2,346	8.300%	500	2,346	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXXI	Nov. 2007	1,875,000	1,875	6.700%	10	1,875	Mar. 15, 2042	Mar. 15, 2014
Citigroup Capital XXXII	Nov. 2007	1,875,000	1,875	6.935%	10	1,875	Sept. 15, 2042	Sept. 15, 2014
Citigroup Capital XXXIII	July 2009	3,025,000	3,025	8.000%	100	3,025	July 30, 2039	July 30, 2014
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$21,403			$21,530

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

        On September 29, 2010, Citigroup modified the Citigroup Capital Trust XXXIII Trust Preferred Securities held by the U.S. Treasury by exchanging the U.S. Treasury's $2.234 billion position in those securities for

$2.246 billion of Citigroup Capital Trust XIII Trust Preferred Securities with a coupon of 7.875%, payable quarterly. The U.S. Treasury then sold all of such securities of Citigroup Capital Trust XIII to the public.

13.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The following table shows the changes in each component of "Accumulated Other Comprehensive Income (Loss)" for the first, second and third quarters of 2010:

In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2009	$(4,347)	$(7,947)	$(3,182)	$(3,461)	$(18,937)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	1,210	—	—	—	1,210
Reclassification adjustment for net gains included in net income, net of taxes	(28)	—	—	—	(28)
Foreign currency translation adjustment, net of taxes(2)	—	(279)	—	—	(279)
Cash flow hedges, net of taxes(3)	—	—	223	—	223
Pension liability adjustment, net of taxes(4)	—	—	—	(48)	(48)

Change	$1,182	$(279)	$223	$(48)	$1,078

Balance, March 31, 2010	$(3,165)	$(8,226)	$(2,959)	$(3,509)	$(17,859)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	967	—	—	—	967
Reclassification adjustment for net gains included in net income, net of taxes	(61)	—	—	—	(61)
Foreign currency translation adjustment, net of taxes(2)	—	(2,036)	—	—	(2,036)
Cash flow hedges, net of taxes(3)	—	—	(225)	—	(225)
Pension liability adjustment, net of taxes(4)	—	—	—	44	44

Change	$906	$(2,036)	$(225)	$44	$(1,311)

Balance, June 30, 2010	$(2,259)	$(10,262)	$(3,184)	$(3,465)	$(19,170)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	1,729	—	—	—	1,729
Reclassification adjustment for net gains included in net income, net of taxes	(467)	—	—	—	(467)
Foreign currency translation adjustment, net of taxes(2)	—	2,755	—	—	2,755
Cash flow hedges, net of taxes(3)	—	—	(121)	—	(121)
Pension liability adjustment, net of taxes(4)	—	—	—	(35)	(35)

Change	$1,262	$2,755	$(121)	$(35)	$3,861

Balance, September 30, 2010	$(997)	$(7,507)	$(3,305)	$(3,500)	$(15,309)

(1)
See Note 10 to the Consolidated Financial Statements for details of the unrealized gains and losses on Citigroup's Available-for-sale and held-to-maturity securities.

(2)
Primarily impacted by the movements in the British pound, Euro, Japanese yen, Korean won and Mexican peso against the U.S. dollar, and changes in related tax effects and hedges.

(3)
Primarily driven by Citigroup's pay fixed/receive floating interest rate swap programs that are hedging the floating rates on deposits and long-term debt.

(4)
Reflects adjustments to the funded status of pension and postretirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation.

14.    SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Overview

        Citigroup and its subsidiaries are involved with several types of off-balance sheet arrangements, including special purpose entities (SPEs). See Note 1 to the Consolidated Financial Statements for a discussion of changes to the accounting for transfers and servicing of financial assets and consolidation of VIEs, including the elimination of QSPEs.

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

        Citigroup's involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE as of September 30, 2010 and December 31, 2009 is presented below:

As of September 30, 2010
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures(3)		Total
	Total involvement with SPE assets
In millions of dollars		Consolidated VIE / SPE assets(4)	Significant unconsolidated VIE assets(4)(5)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$62,157	$62,157	$—	$—	$—	$—	$—	$—
Mortgage securitizations(6)
U.S. agency-sponsored	172,133	—	172,133	1,581	—	—	29	1,610
Non-agency-sponsored	8,875	2,479	6,396	415	—	—	—	415
Citi-administered asset-backed commercial paper conduits (ABCP)	30,459	22,820	7,639	—	—	7,639	—	7,639
Third-party commercial paper conduits	4,334	—	4,334	288	—	298	—	586
Collateralized debt obligations (CDOs)	6,513	—	6,513	133	—	—	—	133
Collateralized loan obligations (CLOs)	4,426	—	4,426	96	—	—	—	96
Asset-based financing	17,804	1,015	16,789	5,500	—	1,937	15	7,452
Municipal securities tender option bond trusts (TOBs)	19,722	9,088	10,634	—	—	7,443	469	7,912
Municipal investments	12,562	256	12,306	641	2,798	1,110	—	4,549
Client intermediation	5,612	1,235	4,377	1,236	8	—	—	1,244
Investment funds	3,336	233	3,103	2	35	—	23	60
Trust preferred securities	21,673	—	21,673	—	128	—	—	128
Other	4,998	1,460	3,538	542	16	115	133	806

Total	$374,604	$100,743	$273,861	$10,434	$2,985	$18,542	$669	$32,630

Citi Holdings
Credit card securitizations	$33,079	$32,604	$475	$—	$—	$—	$—	$—
Mortgage securitizations(6)
U.S. agency-sponsored	244,496	—	244,496	2,127	—	—	114	2,241
Non-agency-sponsored	23,996	3,445	20,551	122	—	—	—	122
Student loan securitizations	35,041	35,041	—	—	—	—	—	—
Auto loan securitizations	—	—	—	—	—	—	—	—
Citi-administered asset-backed commercial paper conduits (ABCP)	105	105	—	—	—	—	—	—
Third-party commercial paper conduits	3,411	—	3,411	—	—	252	—	252
Collateralized debt obligations (CDOs)	8,344	105	8,239	372	—	—	125	497
Collateralized loan obligations (CLOs)	13,259	291	12,968	1,554	—	8	392	1,954
Asset-based financing	41,237	3	41,234	13,334	4	455	2	13,795
Municipal securities tender option bond trusts (TOBs)	5	5	—	—	—	—	—	—
Municipal investments	4,597	—	4,597	77	193	161	—	431
Client intermediation	700	219	481	62	—	—	347	409
Investment funds	3,216	795	2,421	8	72	284	—	364
Other	2,708	1,024	1,684	262	109	125	—	496

Total	$414,194	$73,637	$340,557	$17,918	$378	$1,285	$980	$20,561

Total Citigroup	$788,798	$174,380	$614,418	$28,352	$3,363	$19,827	$1,649	$53,191

(1)
The definition of maximum exposure to loss is included in the text that follows.

(2)
Included in Citigroup's September 30, 2010 Consolidated Balance Sheet.

(3)
Not included in Citigroup's September 30, 2010 Consolidated Balance Sheet.

(4)
Due to the adoption of ASC 810, Consolidation (formerly FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities) on January 1, 2010, the previously disclosed assets of former QSPEs are now included in either the "Consolidated VIE / SPE assets" or the "Significant unconsolidated VIE assets" columns for the September 30, 2010 period.

(5)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(6)
A significant portion of the Company's securitized mortgage portfolio was transferred from Citi Holdings to Citicorp during the first quarter of 2010.

				As of December 31, 2009
In millions of dollars	Total involvement with SPE assets	QSPE assets	Consolidated VIE assets	Significant unconsolidated VIE assets(1)	Maximum exposure to loss in significant unconsolidated VIEs(2)
Citicorp
Credit card securitizations	$78,833	$78,833	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	180,487	180,487	—	—	—
Non-agency-sponsored	84,462	84,462	—	—	—
Citi-administered asset-backed commercial paper conduits (ABCP)	36,327	—	—	36,327	36,326
Third-party commercial paper conduits	3,718	—	—	3,718	353
Collateralized debt obligations (CDOs)	2,785	—	—	2,785	21
Collateralized loan obligations (CLOs)	5,409	—	—	5,409	120
Asset-based financing	19,612	—	1,279	18,333	5,221
Municipal securities tender option bond trusts (TOBs)	19,455	705	9,623	9,127	6,841
Municipal investments	10,906	—	11	10,895	2,370
Client intermediation	8,607	—	2,749	5,858	881
Investment funds	93	—	39	54	10
Trust preferred securities	19,345	—	—	19,345	128
Other	7,380	1,808	1,838	3,734	446

Total	$477,419	$346,295	$15,539	$115,585	$52,717

Citi Holdings
Credit card securitizations	$42,274	$42,274	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	288,605	288,605	—	—	—
Non-agency-sponsored	19,899	19,899	—	—	—
Student loan securitizations	14,343	14,343	—	—	—
Citi-administered asset-backed commercial paper conduits (ABCP)	98	—	98	—	—
Third-party commercial paper conduits	5,776	—	—	5,776	439
Collateralized debt obligations (CDOs)	24,157	—	7,614	16,543	1,158
Collateralized loan obligations (CLOs)	13,515	—	142	13,373	1,658
Asset-based financing	52,598	—	370	52,228	18,385
Municipal securities tender option bond trusts (TOBs)	1,999	—	1,999	—	—
Municipal investments	5,364	—	882	4,482	375
Client intermediation	675	—	230	445	396
Investment funds	10,178	—	1,037	9,141	268
Other	3,732	610	1,472	1,650	604

Total	$483,213	$365,731	$13,844	$103,638	$23,283

Total Citigroup	$960,632	$712,026	$29,383	$219,223	$76,000

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

  •
  certain positions in mortgage-backed and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, where the Company has no other involvement with the related securitization entity (for more information on these positions, please see Notes 9 and 10 to the Consolidated Financial Statements);

  •
  certain representations and warranties exposures in Securities and Banking mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance was approximately $26 billion at September 30, 2010; and

  •
  certain representations and warranties exposures in Consumer mortgage securitizations, where the original mortgage loans balances are no longer outstanding.

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments

        The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the SPE table as of September 30, 2010:

In millions of dollars	Liquidity Facilities	Loan Commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$7,639	$—
Third-party commercial paper conduits	298	—
Asset-based financing	5	1,932
Municipal securities tender option bond trusts (TOBs)	7,443	—
Municipal investments	—	1,110
Other	—	115

Total Citicorp	$15,385	$3,157

Citi Holdings
Third-party commercial paper conduits	$252	$—
Collateralized loan obligations (CLOs)	—	8
Asset-based financing	—	455
Municipal investments	—	161
Investment funds	—	284
Other	—	125

Total Citi Holdings	$252	$1,033

Total Citigroup funding commitments	$15,637	$4,190

Citicorp and Citi Holdings Consolidated VIEs

        The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE and SPE obligations.

        The Company engages in on-balance-sheet securitizations which are securitizations that do not qualify for sales treatment; thus, the assets remain on the Company's balance sheet. The consolidated VIEs included in the tables below represent hundreds of separate entities with which the Company is involved. In general, the third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to the Company, except where the Company has provided a guarantee to the investors or is the counterparty to certain derivative transactions involving the VIE. In addition, the assets are generally restricted only to pay such liabilities. Thus, the Company's maximum legal exposure to loss due to outstanding third-party financing related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets. Intercompany assets and liabilities are excluded from the table. All assets are restricted from being sold or pledged as collateral. The cash flows from these assets are the only source used to pay down the associated liabilities, which are non-recourse to the Company's general assets.

	September 30, 2010			December 31, 2009
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.3	$2.0	$2.3	$—	$0.7	$0.7
Trading account assets	3.5	1.4	4.9	3.7	9.5	13.2
Investments	9.4	0.1	9.5	9.8	2.7	12.5
Total loans, net	86.0	38.5	124.5	0.1	0.4	0.5
Other	1.6	31.6	33.2	1.9	0.5	2.4

Total assets	$100.8	$73.6	$174.4	$15.5	$13.8	$29.3

Short-term borrowings	$35.1	$1.3	$36.4	$9.5	$2.6	$12.1
Long-term debt	48.7	20.9	69.6	4.6	0.3	4.9
Other liabilities	1.2	30.7	31.9	0.1	1.5	1.6

Total liabilities	$85.0	$52.9	$137.9	$14.2	$4.4	$18.6

Citicorp and Citi Holdings Significant Interests in Unconsolidated VIEs—Balance Sheet Classification

        The following tables present the carrying amounts and classification of significant interests in unconsolidated VIEs:

	September 30, 2010			December 31, 2009
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$3.3	$2.6	$5.9	$3.2	$3.1	$6.3
Investments	3.3	6.8	10.1	2.0	7.3	9.3
Loans	4.4	7.7	12.1	2.3	10.5	12.8
Other	2.2	1.9	4.1	0.5	0.1	0.6

Total assets	$13.2	$19.0	$32.2	$8.0	$21.0	$29.0

Long-term debt	$0.5	$0.5	$1.0	$0.5	$—	$0.5
Other liabilities	0.1	—	0.1	0.3	0.2	0.5

Total liabilities	$0.6	$0.5	$1.1	$0.8	$0.2	$1.0

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

        The Company relies on securitizations to fund a significant portion of its credit card businesses in North America. The following table reflects amounts related to the Company's securitized credit card receivables:

	Citicorp		Citi Holdings
In billions of dollars	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009(2)
Principal amount of credit card receivables in trusts	$67.8	$78.8	$33.2	$42.3

Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	48.1	66.5	16.3	28.2
Retained by Citigroup as trust-issued securities	4.3	5.0	7.2	10.1
Retained by Citigroup via non-certificated interests	15.4	7.3	9.7	4.0

Total ownership interests in principal amount of trust credit card receivables	$67.8	$78.8	$33.2	$42.3

Other amounts recorded on the balance sheet related to interests retained in the trusts
Other retained interests in securitized assets	NA	$1.4	NA	$1.6
Residual interest in securitized assets(1)	NA	0.3	NA	1.2
Amounts payable to trusts	NA	1.2	NA	0.8

(1)
December 31, 2009 balances include net unbilled interest of $0.3 billion for Citicorp and $0.4 billion for Citi Holdings.

(2)
Includes information related to the Broadway Trust which was sold during the third quarter of 2010.

Credit Card Securitizations—Citicorp

        The Company recorded net gains (losses) from securitization of credit card receivables of $102 million and $253 million during the three and nine months ended September 30, 2009. Net gains (losses) reflect the following:

  •
  incremental gains (losses) from new securitizations;

  •
  the reversal of the allowance for loan losses associated with receivables sold;

  •
  net gains on replenishments of the trust assets offset by other-than-temporary impairments; and

  •
  changes in fair value for the portion of the residual interest classified as trading assets.

        The following table summarizes selected cash flow information related to Citicorp's credit card securitizations for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,
In billions of dollars	2010	2009
Proceeds from new securitizations	$—	$1.0
Pay down of maturing notes	(1.0)	N/A
Proceeds from collections reinvested in new receivables	N/A	38.5
Contractual servicing fees received	N/A	0.3
Cash flows received on retained interests and other net cash flows	N/A	0.7

N/A—Not applicable due to the adoption of SFAS 166/167

	Nine months ended September 30,
In billions of dollars	2010	2009
Proceeds from new securitizations	$—	$11.7
Pay down of maturing notes	(18.4)	N/A
Proceeds from collections reinvested in new receivables	N/A	110.0
Contractual servicing fees received	N/A	1.0
Cash flows received on retained interests and other net cash flows	N/A	2.3

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

In millions of dollars, except loans in billions	September 30, 2010	December 31, 2009
Loan amounts, at period end
On balance sheet	$111.0	$44.8
Securitized amounts	—	72.6

Total managed loans	$111.0	$117.4

Delinquencies, at period end
On balance sheet	$2,394	$1,165
Securitized amounts	—	2,121

Total managed delinquencies	$2,394	$3,286

Credit losses, net of recoveries, for the three months ended September 30,	2010	2009
On balance sheet	$2,397	$1,047
Securitized amounts	—	1,876

Total managed	$2,397	$2,923

Credit losses, net of recoveries, for the nine months ended September 30,	2010	2009
On balance sheet	$7,766	$2,862
Securitized amounts	—	5,205

Total managed	$7,766	$8,067

Credit Card Securitizations—Citi Holdings

        The Company recorded net losses from securitization of Citi Holdings' credit card receivables of $(105) million and $(781) million for the three and nine months ended September 30, 2009.

        The following table summarizes selected cash flow information related to Citi Holdings' credit card securitizations for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,
In billions of dollars	2010	2009
Proceeds from new securitizations	$1.8	$4.3
Pay down of maturing notes	(2.1)	N/A
Proceeds from collections reinvested in new receivables	N/A	11.1
Contractual servicing fees received	N/A	0.2
Cash flows received on retained interests and other net cash flows	N/A	0.7

N/A—Not applicable due to the adoption of SFAS 166/167

	Nine months ended September 30,
In billions of dollars	2010	2009
Proceeds from new securitizations	$5.5	$23.0
Pay down of maturing notes	(15.8)	N/A
Proceeds from collections reinvested in new receivables	N/A	36.9
Contractual servicing fees received	N/A	0.5
Cash flows received on retained interests and other net cash flows	N/A	1.9

N/A—Not applicable due to the adoption of SFAS 166/167

Managed Loans—Citi Holdings

        The following tables present a reconciliation between the Managed basis and on-balance-sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) and credit losses, net of recoveries.

In millions of dollars, except loans in billions	September 30, 2010	December 31, 2009
Loan amounts, at period end
On balance sheet	$52.7	$27.0
Securitized amounts	—	38.8

Total managed loans	$52.7	$65.8

Delinquencies, at period end
On balance sheet	$1,684	$1,250
Securitized amounts	—	1,326

Total managed delinquencies	$1,684	$2,576

Credit losses, net of recoveries, for the three months ended September 30,	2010	2009
On balance sheet	$1,654	$867
Securitized amounts	—	1,137

Total managed credit losses	$1,654	$2,004

Credit losses, net of recoveries, for the nine months ended September 30,	2010	2009
On balance sheet	$5,731	$2,640
Securitized amounts	—	3,472

Total managed credit losses	$5,731	$6,112

Funding, Liquidity Facilities and Subordinated Interests

        Citigroup securitizes credit card receivables through three securitization trusts—Citibank Credit Card Master Trust ("Master Trust"), which is part of Citicorp, and the Citibank OMNI Master Trust ("Omni Trust") and Broadway Credit Card Trust ("Broadway Trust") prior to its sale in September 2010, which are part of Citi Holdings.

        Master Trust issues fixed- and floating-rate term notes as well as commercial paper. Some of the term notes are issued to multi-seller commercial paper conduits. In 2009, the Master Trust issued $4.3 billion of notes that are eligible for the Term Asset-Backed Securities Loan Facility (TALF) program, where investors can borrow from the Federal Reserve using the trust securities as collateral. The weighted average maturity of the term notes issued by the Master Trust was 3.5 years as of September 30, 2010 and 3.6 years as of December 31, 2009. Beginning in 2010, the liabilities of the trusts are included in the Consolidated Balance Sheet.

Master Trust liabilities (at par value)

In billions of dollars	September 30, 2010	December 31, 2009
Term notes issued to multi- seller CP conduits	$0.3	$0.8
Term notes issued to third parties	42.9	51.2
Term notes retained by Citigroup affiliates	4.3	5.0
Commercial paper	5.0	14.5

Total Master Trust Liabilities	$52.5	$71.5

        The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The Omni Trust also issues commercial paper. During 2009, a portion of the Omni Trust commercial paper had been purchased by the Federal Reserve's Commercial Paper Funding Facility (CPFF). In addition, some of the multi-seller conduits that hold Omni Trust term notes had placed commercial paper with CPFF. No Omni trust liabilities were funded through CPFF as of September 30, 2010. The total amount of Omni Trust liabilities funded directly or indirectly through the CPFF was $2.5 billion at December 31, 2009.

        The weighted average maturity of the third-party term notes issued by the Omni Trust was 2.0 years as of September 30, 2010 and 2.5 years as of December 31, 2009.

Omni Trust liabilities (at par value)

In billions of dollars	September 30, 2010	December 31, 2009
Term notes issued to multi- seller commercial paper conduits	$7.2	$13.1
Term notes issued to third parties	9.2	9.2
Term notes retained by Citigroup affiliates	7.1	9.8
Commercial paper	—	4.4

Total Omni Trust liabilities	$23.5	$36.5

        Citibank (South Dakota), N.A. is the sole provider of full liquidity facilities to the commercial paper programs of the Master and Omni Trusts. Both of these facilities, which represent contractual obligations on the part of Citibank (South Dakota), N.A. to provide liquidity for the issued commercial paper, are made available on market terms to each of the trusts. The liquidity facilities require Citibank (South Dakota), N.A. to purchase the commercial paper issued by each trust at maturity, if the commercial paper does not roll over, as long as there are available credit enhancements outstanding, typically in the form of subordinated notes. As there was no Omni trust commercial paper outstanding as of September 30, 2010, there was no liquidity commitment at that time. The liquidity commitment related to the Omni Trust commercial paper programs amounted to $4.4 billion at December 31, 2009. The liquidity commitment related to the Master Trust commercial paper program amounted to $5.0 billion at September 30, 2010 and $14.5 billion at December 31, 2009. As of September 30, 2010 and December 31, 2009, none of the Master Trust liquidity commitment was drawn.

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

        As a result of these actions, based on the applicable regulatory capital rules, Citigroup began including the sold assets for all three of the credit card securitization trusts in its risk-weighted assets for purposes of calculating its risk-based capital ratios during 2009. The increase in risk-weighted assets occurred in the quarter during 2009 in which the respective actions took place. The effect of these changes increased Citigroup's risk-weighted assets by approximately $82 billion, and decreased Citigroup's Tier 1 Capital ratio by approximately 100 basis points each as of March 31, 2009, with respect to the Master and Omni Trusts. The inclusion of the Broadway Trust increased Citigroup's risk-weighted assets by an additional approximately $900 million at June 30, 2009. With the consolidation of the trusts, beginning in 2010 the credit card receivables that had previously been considered sold under SFAS 140 are now included in the Consolidated Balance Sheet and accordingly these assets continue to be included in Citigroup's risk-weighted assets. All bond ratings for each of the trusts have been affirmed by the rating agencies and no downgrades have occurred as of September 30, 2010.

Mortgage Securitizations

        The Company provides a wide range of mortgage loan products to a diverse customer base.

        The Company often securitizes these originated and/or purchased loans through the use of SPEs, which prior to 2010 were QSPEs. These SPEs are funded through the issuance of Trust Certificates backed solely by the transferred assets. These certificates have the same average life as the transferred assets. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. These mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. However, while the Company's Consumer business generally retains the servicing rights and in certain instances retains investment securities, interest-only strips and residual interests in future cash flows from the trusts, Consumer also services a limited number of Securities and Banking's and the Special Asset Pool's mortgage securitizations.

        Consumer securitizes mortgage loans generally through either a government-sponsored agency, such as Ginnie Mae, FNMA or Freddie Mac (U.S. agency—sponsored mortgages), or private label (Non-agency-sponsored mortgages) securitization. The Company is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations, because Citigroup does not have the power to direct the activities of the SPE that most significantly impact the entity's economic performance. Therefore, Citi does not consolidate these U.S. agency-sponsored mortgage securitizations. Securities and Banking and Special Asset Pool securitize mortgage loans only through non-agency-sponsored securitization. In certain instances, the Company has (1) the power to direct the activities and (2) the obligation to either absorb losses or right to receive benefits that could be potentially significant to its non-agency-sponsored mortgage securitizations and, therefore, is the primary beneficiary and consolidates the SPE.

Mortgage Securitizations—Citicorp

        The following tables summarize selected cash flow information related to mortgage securitizations for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010		2009
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages(1)	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$16.8	$0.8	$5.0
Contractual servicing fees received	0.1	—	—
Cash flows received on retained interests and other net cash flows	0.1	—	—

	Nine months ended September 30,
	2010		2009
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages(1)	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$40.0	$1.9	$12.0
Contractual servicing fees received	0.4	—	—
Cash flows received on retained interests and other net cash flows	0.1	—	—

(1)
Includes Securities and Banking mortgage securitizations.

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages were $(4) million and $(1) million for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2010, losses recognized on the securitization of non-agency-sponsored mortgages were $(1) million and $(2) million, respectively.

        Agency and non-agency mortgage securitization gains for the three and nine months ended September 30, 2009 were $4 million and $19 million, respectively.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three months ended September 30, 2010 and 2009 are as follows:

	September 30, 2010		September 30, 2009
	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages(1)	Agency- and non-agency- sponsored mortgages
Discount rate	2.6% to 35.7%	0.8% to 44.9%	0.4% to 46.8%
Constant prepayment rate	2.7% to 26.0%	1.5% to 49.5%	1.2% to 45.6%
Anticipated net credit losses	NM	13.0% to 80.0%	6.0% to 70.0%

(1)
Includes Securities and Banking mortgage securitizations.

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

        At September 30, 2010, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

September 30, 2010
	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages(1)
Discount rate	2.6% to 35.7%	0.8% to 44.9%
Constant prepayment rate	2.7% to 26.0%	1.5% to 49.5%
Anticipated net credit losses	NM	13.0% to 80.0%

(1)
Includes Securities and Banking mortgage securitizations.

NM
Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

In millions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages(1)
Carrying value of retained interests	$2,752	$773

Discount rates
Adverse change of 10%	$(73)	$(34)
Adverse change of 20%	(142)	(65)

Constant prepayment rate
Adverse change of 10%	$(121)	$(17)
Adverse change of 20%	(235)	(34)

Anticipated net credit losses
Adverse change of 10%	$(6)	$(21)
Adverse change of 20%	(12)	(37)

Mortgage Securitizations—Citi Holdings

        The following tables summarize selected cash flow information related to Citi Holdings mortgage securitizations for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010		2009
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages(1)	Agency- and Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.6	$—	$15.9
Contractual servicing fees received	0.2	—	0.3
Cash flows received on retained interests and other net cash flows	—	—	0.1

	Nine months ended September 30,
	2010		2009
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages(1)	Agency- and Non-agency- sponsored Mortgages
Proceeds from new securitizations	$0.6	$—	$61.0
Contractual servicing fees received	0.6	0.1	1.0
Cash flows received on retained interests and other net cash flows	0.1	—	0.4

(1)
Includes Securities and Banking mortgage securitizations.

        The Company did not recognize gains (losses) on the securitization of U.S. agency- and non-agency-sponsored mortgages in the three and nine months ended September 30, 2010 and 2009.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three months ended September 30, 2010 and 2009 are as follows:

Three months ended September 30,
	2010		2009
	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages(1)	Agency- and Non-agency- sponsored mortgages
Discount rate	N/A	N/A	11.7% to 12.0%
Constant prepayment rate	N/A	N/A	3.7% to 4.2%
Anticipated net credit losses	N/A	N/A	—

(1)
Includes Securities and Banking mortgage securitizations.

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

        At September 30, 2010, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions are as follows:

	September 30, 2010
	U.S. agency- sponsored mortgages	Non-agency- sponsored Mortgages(1)
Discount rate	12.8%	7.3% to 36.2%
Constant prepayment rate	25.0%	2.0% to 35.4%
Anticipated net credit losses	0.1%	0.2% to 76.1%
Weighted average life	4.9 years	4.0 years

In millions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages(1)
Carrying value of retained interests	$2,157	$450

Discount rates
Adverse change of 10%	$(74)	$(16)
Adverse change of 20%	(143)	(31)

Constant prepayment rate
Adverse change of 10%	$(155)	$(42)
Adverse change of 20%	(297)	(81)

Anticipated net credit losses
Adverse change of 10%	$(23)	$(24)
Adverse change of 20%	(46)	(49)

(1)
Includes Securities and Banking mortgage securitization.

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

        The fair value of capitalized mortgage servicing rights (MSRs) was $4.0 billion and $6.2 billion at September 30, 2010 and 2009, respectively. The MSRs correspond to principal loan balances of $503 billion and $577 billion as of September 30, 2010 and 2009, respectively. The following table summarizes the changes in capitalized MSRs for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,
In millions of dollars	2010	2009
Balance, as of June 30	$4,894	$6,770
Originations	155	267
Changes in fair value of MSRs due to changes in inputs and assumptions	(635)	(490)
Other changes(1)	(438)	(319)

Balance, as of September 30	$3,976	$6,228

	Nine months ended September 30,
In millions of dollars	2010	2009
Balance, as of the beginning of year	$6,530	$5,657
Originations	424	893
Changes in fair value of MSRs due to changes in inputs and assumptions	(1,929)	1,027
Other changes(1)	(1,049)	(1,349)

Balance, as of September 30	$3,976	$6,228

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

        The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions of dollars	2010	2009	2010	2009
Servicing fees	$336	$397	$1,049	$1,255
Late fees	22	23	67	71
Ancillary fees	53	18	145	60

Total MSR fees	$411	$438	$1,261	$1,386

        These fees are classified in the Consolidated Statement of Income as Commissions and fees.

Re-securitizations

        The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the three months and nine months ended September 30, 2010, Citi transferred non-agency (private-label) securities with principal of approximately $3,559 million and $4,642 million, respectively, to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients. For the three months and nine months ended September 30, 2010, Citi recognized losses on the sale of securities to private-label re-securitization entities of approximately $117 million and $118 million, respectively. As of September 30, 2010, the market value of Citi owned interests in non-agency re-securitization transactions structured by Citi totaled approximately $421 million and are recorded in trading assets. Of this amount, approximately $257 million and $163 million relate to senior and subordinated beneficial interests, respectively.

        The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (Agency) securities. For the three and nine month periods ending September 30, 2010, Citi transferred Agency securities with principal of approximately $5,897 million and $18,579 million, respectively, to re-securitization entities. As of September 30, 2010, the market value of Citi owned interests in Agency re-securitization transactions structured by Citi totaled approximately $2,546 million and are recorded in trading assets.

        As of September 30, 2010, the Company did not consolidate any private-label or Agency re-securitization entities.

Student Loan Securitizations

        The Company indirectly owns, through Citibank, N.A., 80% of the outstanding common stock of The Student Loan Corporation (SLC), which is part of Citi Holdings—Local Consumer Lending. As further discussed in Note 2, in the third quarter of 2010, Citi announced the sale of SLC. As part of the transaction, Citi has agreed to sell its residual interests in substantially all of the student loans securitization trusts. These transactions are currently expected to close in the fourth quarter of 2010. At September 30, 2010, approximately $31.4 billion of loans have been transferred to Assets of discontinued operations held for sale.

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

        The following tables summarize selected cash flow information related to student loan securitizations for the nine months ended September 30, 2010 and 2009 (three months end September 30, 2010 and 2009 are nil):

	Nine months ended September 30,
In billions of dollars	2010	2009
Contractual servicing fees received	$—	$0.1
Cash flows received on retained interests and other net cash flows	—	0.1

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

        Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 30 to 60 days. As of September 30, 2010 and December 31, 2009, the weighted average lives of the commercial paper issued by consolidated and unconsolidated conduits were approximately 57 days and 43 days, respectively.

        The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, there are generally two additional forms of credit enhancement that protect the commercial paper investors from defaulting assets. First, the subordinate loss notes issued by each conduit absorb any credit losses up to their full notional amount. Second, each conduit has obtained a letter of credit from the Company, which needs to be sized to at least 8-10% of the conduit's assets. The letters of credit provided by the Company to the consolidated conduits total approximately $3.4 billion. The net result across all multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated in the following order:

  •
  subordinate loss note holders,

  •
  the Company, and

  •
  the commercial paper investors.

        The Company also provides the conduits with two forms of liquidity agreements that are used to provide funding to the conduits in the event of a market disruption, among other events. Each asset of the conduit is supported by a transaction-specific liquidity facility in the form of an asset purchase agreement (APA). Under the APA, the Company has agreed to purchase non-defaulted eligible receivables from the conduit at par. Any assets purchased under the APA are subject to increased pricing. The APA is not designed to provide credit support to the conduit, as it generally does not permit the purchase of defaulted or impaired assets and generally reprices the assets purchased to consider potential increased credit risk. The APA covers all assets in the conduits and is considered in the Company's maximum exposure to loss. In addition, the Company provides the conduits with program-wide liquidity in the form of short-term lending commitments. Under these commitments, the Company has agreed to lend to the conduits in the event of a short-term disruption in the commercial paper market, subject to specified conditions. The total notional exposure under the program-wide liquidity agreement for the Company's unconsolidated administered conduit as of September 30, 2010, is $0.6 billion and is considered in the Company's maximum exposure to loss. The Company receives fees for providing both types of liquidity agreement and considers these fees to be on fair market terms.

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of September 30, 2010, the Company owned none of the commercial paper issued by its unconsolidated administered conduit.

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

        The Company administers one conduit that originates loans to third-party borrowers and those obligations are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. The economic performance of this government-guaranteed loan conduit is most significantly impacted by the performance of its underlying assets. The guarantors must approve each loan held by the entity and the guarantors have the ability (through establishment of the servicing terms to direct default mitigation and to purchase defaulted loans) to manage the conduit's loans that become delinquent to improve the economic performance of the conduit. Because the Company does not have the power to direct the activities of this government-guaranteed loan conduit that most significantly impact the economic performance of the entity, it was concluded that the Company should not consolidate the entity. As of September 30, 2010, this unconsolidated government-guaranteed loan conduit held assets of approximately $7.6 billion.

        Prior to January 1, 2010, the Company was required to analyze the expected variability of each conduit quantitatively to determine whether the Company was the primary beneficiary of the conduit. The Company performed this analysis on a quarterly basis. For conduits where the subordinate loss notes or third-party guarantees were sufficient to absorb a majority of the expected loss of the conduit, the Company did not consolidate. In circumstances where the subordinate loss notes or third-party guarantees were insufficient to absorb a majority of the expected loss, the Company consolidated the conduit as its primary beneficiary due to the additional credit enhancement provided by the Company. In conducting this analysis, the Company considered three primary sources of variability in the conduit: credit risk, interest rate risk and fee variability.

Third-Party Commercial Paper Conduits

        The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. As of September 30, 2010, the notional amount of these facilities was approximately $838 million, of which $288 million was funded under these facilities. The Company is not the party that has the power to direct the activities of these conduits that most significantly impact their economic performance and thus does not consolidate them.

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

        The Company has retained significant portions of the "super-senior" positions issued by certain CDOs. These positions are referred to as "super-senior" because they represent the most senior positions in the CDO and, at the time of structuring, were senior to tranches rated AAA by independent rating agencies. These positions include facilities structured in the form of short-term commercial paper, where the Company wrote put options ("liquidity puts") to certain CDOs. Under the terms of the liquidity puts, if the CDO was unable to issue commercial paper at a rate below a specified maximum (generally LIBOR + 35 bps to LIBOR + 40 bps), the Company was obligated to fund the senior tranche of the CDO at a specified interest rate. As of September 30, 2010, the Company no longer had exposure to this commercial paper as all of the underlying CDOs had been liquidated.

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

Key Assumptions and Retained Interests—Citi Holdings

        The key assumptions, used for the securitization of CDOs and CLOs during the quarter ended September 30, 2010, in measuring the fair value of retained interests at the date of sale or securitization are as follows:

	CDOs	CLOs
Discount rate	14.7% to 16.2%	4.9% to 5.4%

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$51	$661

Discount rates
Adverse change of 10%	$(5)	$(8)
Adverse change of 20%	(11)	(17)

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

Asset-Based Financing—Citicorp

        The primary types of Citicorp's asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at September 30, 2010 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total assets	Maximum exposure
Type
Commercial and other real estate	$0.6	$0.1
Hedge funds and equities	8.6	3.7
Airplanes, ships and other assets	7.6	3.7

Total	$16.8	$7.5

Asset-Based Financing—Citi Holdings

        The primary types of Citi Holdings' asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at September 30, 2010 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total assets	Maximum exposure
Type
Commercial and other real estate	$29.0	$5.2
Corporate loans	7.6	6.4
Airplanes, ships and other assets	4.6	2.2

Total	$41.2	$13.8

        The following table summarizes selected cash flow information related to asset-based financing for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,
In billions of dollars	2010	2009
Cash flows received on retained interests and other net cash flows	$0.2	$0.1

	Nine months ended September 30,
In billions of dollars	2010	2009
Cash flows received on retained interests and other net cash flows	$1.2	$2.0

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	Asset-based financing
Carrying value of retained interests	$6,441
Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	(221)

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

        The Company serves as remarketing agent to the trusts, facilitating the sale of the Floaters to third parties at inception and facilitating the reset of the Floater coupon and tenders of Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing (in which case the trust is unwound) or it may choose to buy the Floaters into its own inventory and may continue to try to sell them to a third-party investor. While the level of the Company's inventory of Floaters fluctuates, the Company held none of the Floater inventory related to the customer or proprietary TOB programs as of September 30, 2010.

        Approximately $0.8 billion of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company. In all other cases, the assets are either unenhanced or are insured with a monoline insurance company. While the trusts have not encountered any adverse credit events as defined in the underlying trust agreements, certain monoline insurance companies have experienced downgrades. In these cases, the Company has proactively managed the TOB programs by applying additional insurance on the assets or proceeding with orderly unwinds of the trusts.

        If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bond is sold in the market. If there is an accompanying shortfall in the trust's cash flows to fund the redemption of the Floaters after the sale of the underlying municipal bond, the trust draws on a liquidity agreement in an amount equal to the shortfall. Liquidity agreements are generally provided to the trust directly by the Company. For customer TOBs where the Residual is less than 25% of the trust's capital structure, the Company has a reimbursement agreement with the Residual holder under which the Residual holder reimburses the Company for any payment made under the liquidity arrangement. Through this reimbursement agreement, the Residual holder remains economically exposed to fluctuations in value of the municipal bond. These reimbursement agreements are actively margined based on changes in value of the underlying municipal bond to mitigate the Company's counterparty credit risk. In cases where a third party provides liquidity to a proprietary TOB trust, a similar reimbursement arrangement is made whereby the Company (or a consolidated subsidiary of the Company) as Residual holder absorbs any losses incurred by the liquidity provider. As of September 30, 2010, liquidity agreements provided with respect to customer TOB trusts, and other non-consolidated, customer-sponsored municipal investment funds, totaled $7.3 billion, offset by reimbursement agreements in place with a notional amount of $5.8 billion. The remaining exposure relates to TOB transactions where the Residual owned by the customer is at least 25% of the bond value at the inception of the transaction and no reimbursement agreement is executed. In addition, the Company has provided liquidity arrangements with a notional amount of $0.1 billion for other non-consolidated proprietary TOB trusts described below.

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

        Total assets in proprietary TOB trusts also include $0.5 billion of assets where the Residuals are held by hedge funds that are consolidated and managed by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge funds (and, thus, are not consolidated by the Company) under the application of ASC 946, Financial Services—Investment Companies, which precludes consolidation of owned investments. The Company consolidates the hedge funds, because the Company holds controlling financial interests in the hedge funds. Certain of the Company's equity investments in the hedge funds are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge fund. The Company's accounting for these hedge funds and their interests in the TOB trusts is unchanged by the Company's adoption of SFAS 167.

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

Structured Investment Vehicles

        Structured Investment Vehicles (SIVs) are SPEs that issue junior notes and senior debt (medium-term notes and short-term commercial paper) to fund the purchase of high quality assets. The Company acted as manager for the SIVs.

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

        Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup's derivative instruments as of September 30, 2010 and December 31, 2009 are presented in the table below.

Derivative Notionals

	Hedging instruments under ASC 815 (SFAS 133)(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Interest rate contracts
Swaps	$156,634	$128,797	$27,006,830	$20,571,814	$123,701	$107,193
Futures and forwards	—	—	5,726,949	3,366,927	61,588	65,597
Written options	—	—	3,484,198	3,616,240	12,232	11,050
Purchased options	—	—	3,160,691	3,590,032	13,935	28,725

Total interest rate contract notionals	$156,634	$128,797	$39,378,668	$31,145,013	$211,456	$212,565

Foreign exchange contracts
Swaps	$28,296	$42,621	$1,087,603	$855,560	$27,828	$24,044
Futures and forwards	91,747	76,507	2,549,208	1,946,802	31,383	54,249
Written options	2,779	4,685	592,512	409,991	278	9,305
Purchased options	9,423	22,594	582,244	387,786	871	10,188

Total foreign exchange contract notionals	$132,245	$146,407	$4,811,567	$3,600,139	$60,360	$97,786

Equity contracts
Swaps	$—	$—	$66,644	$59,391	$—	$—
Futures and forwards	—	—	21,952	14,627	—	—
Written options	—	—	612,793	410,002	—	—
Purchased options	—	—	525,234	377,961	—	275

Total equity contract notionals	$—	$—	$1,226,623	$861,981	$—	$275

Commodity and other contracts
Swaps	$—	$—	$20,624	$25,956	$—	$—
Futures and forwards	—	—	120,397	91,582	—	—
Written options	—	—	63,641	37,952	—	—
Purchased options	—	—	64,800	40,321	—	3

Total commodity and other contract notionals	$—	$—	$269,462	$195,811	$—	$3

Credit derivatives(4)
Protection sold	$—	$—	$1,263,870	$1,214,053	$—	$—
Protection purchased	6,506	6,981	1,340,915	1,325,981	34,195	—

Total credit derivatives	$6,506	$6,981	$2,604,785	$2,540,034	$34,195	$—

Total derivative notionals	$295,385	$282,185	$48,291,105	$38,342,978	$306,011	$310,629

(1)
The notional amounts presented in this table do not include derivatives in hedge accounting relationships under ASC 815 (SFAS 133), where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign currency denominated debt instrument. The notional amount of such debt is $9,778 million and $7,442 million at September 30, 2010 and December 31, 2009, respectively.

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

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in trading account assets/liabilities(1)		Derivatives classified in other assets/liabilities
In millions of dollars at September 30, 2010	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$1,123	$227	$10,086	$3,459
Foreign exchange contracts	469	1,449	1,283	3,122

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$1,592	$1,676	$11,369	$6,581

Other derivative instruments
Interest rate contracts	$668,787	$666,488	$3,793	$2,814
Foreign exchange contracts	99,464	105,722	2,519	879
Equity contracts	19,557	37,749	—	—
Commodity and other contracts	14,159	14,863	—	—
Credit derivatives(2)	73,186	67,185	229	294

Total other derivative instruments	$875,153	$892,007	$6,541	$3,987

Total derivatives	$876,745	$893,683	$17,910	$10,568
Cash collateral paid/received	61,457	46,590	275	4,940
Less: Netting agreements and market value adjustments	(882,642)	(877,807)	(4,221)	(4,221)

Net receivables/payables	$55,560	$62,466	$13,964	$11,287

(1)
The trading derivatives fair values are presented in Note 9 to the Consolidated Financial Statements.

(2)
The credit derivatives trading assets are composed of $53,234 million related to protection purchased and $19,952 million related to protection sold as of September 30, 2010. The credit derivatives trading liabilities are composed of $19,454 million related to protection purchased and $47,731 million related to protection sold as of September 30, 2010.

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

        The amount of payables in respect of cash collateral received that was netted with unrealized gains from derivatives was $40 billion and $30 billion as of September 30, 2010 and December 31, 2009, respectively. The amount of receivables in respect of cash collateral paid that was netted with unrealized losses from derivatives was $56 billion as of September 30, 2010 and $41 billion as of December 31, 2009, respectively.

        The amounts recognized in Principal transactions in the Consolidated Statement of Income for the three and nine months ended September 30, 2010 and September 30, 2009 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are included in the table below. Citigroup has elected to present this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this better represents the way these portfolios are risk managed.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2010(1)	2009(1)	2010(1)	2009(1)
Interest rate contracts	$76	$166	$3,718	$6,619
Foreign exchange contracts	992	522	1,495	2,386
Equity contracts	468	(353)	783	550
Commodity and other contracts	(33)	162	197	989
Credit derivatives	25	846	1,705	(3,500)

Total Citigroup(2)	$1,528	$1,343	$7,898	$7,044

(1)
Beginning in the second quarter of 2010, for clarity purposes, Citigroup has reclassified the MSR mark-to-market and MSR hedging activities from multiple income statement lines into Other revenue. All periods presented reflect this reclassification.

(2)
Also see Note 6 to the Consolidated Financial Statements.

        The amounts recognized in Other revenue in the Consolidated Statement of Income for the three and nine months ended September 30, 2010 and September 30, 2009 related to derivatives not designated in a qualifying hedging relationship and not recorded within Trading account assets or Trading account liabilities are shown below. The table below does not include the offsetting gains/losses on the hedged items, which amounts are also recorded in Other revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2010(1)	2009(1)	2010(1)	2009(1)
Interest rate contracts	$750	$91	$451	$(259)
Foreign exchange contracts	3,895	2,077	(1,930)	4,545
Equity contracts	—	—	—	—
Commodity and other contracts	—	—	—	—
Credit derivatives	(389)	—	(248)	—

Total Citigroup(2)	$4,256	$2,168	$(1,727)	$4,286

(1)
Beginning in the second quarter of 2010, for clarity purposes, Citigroup has reclassified the MSR mark-to-market and MSR hedging activities from multiple income statement lines into Other revenue. All periods presented reflect this reclassification.

(2)
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

        The following table summarizes the gains (losses) on the Company's fair value hedges for the three and nine months ended September 30, 2010 and September 30, 2009:

	Gains (losses) on fair value hedges(1)
	Three Months ended September 30,		Nine Months ended September 30,
In millions of dollars	2010	2009	2010	2009
Gain (loss) on fair value designated and qualifying hedges
Interest rate contracts	$1,603	$1,273	$3,945	$(3,648)
Foreign exchange contracts	(993)	(317)	681	1,308

Total gain (loss) on fair value designated and qualifying hedges	$610	$956	$4,626	$(2,340)

Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(1,712)	$(1,223)	$(4,160)	$3,725
Foreign exchange hedges	1,095	424	(496)	(1,010)

Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(617)	$(799)	$(4,656)	$2,715

Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(111)	$76	$(178)	$292
Foreign exchange hedges	4	74	30	114

Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(107)	$150	$(148)	$406

Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$2	$(26)	$(37)	$(215)
Foreign exchange contracts	98	33	155	184

Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$100	$7	$118	$(31)

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

        The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three and nine months ended September 30, 2010 and September 30, 2009 is not significant.

        The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges for three and nine months ended September 30, 2010 and September 30, 2009 is presented below:

	Three Months ended September 30,		Nine Months ended September 30,
In millions of dollars	2010	2009	2010	2009
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$(239)	$(291)	$(864)	$279
Foreign exchange contracts	(379)	(312)	(768)	321
Credit derivatives	—	(404)	—	(46)

Total effective portion of cash flow hedges included in AOCI	$(618)	$(1,007)	$(1,632)	$554

Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	(326)	$(431)	$(1,060)	$(1,288)
Foreign exchange contracts	(97)	(149)	(378)	(128)

Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(423)	$(580)	$(1,438)	$(1,416)

(1)
Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

        For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income within 12 months of September 30, 2010 is approximately $1.6 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.

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

        The pretax loss recorded in foreign-currency translation adjustment within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $3.3 billion and $2.8 billion for the three and nine months ended September 30, 2010 and $1.5 billion and $4.5 billion for the three and nine months ended September 30, 2009, respectively.

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

        A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return which will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of September 30, 2010 and December 31, 2009, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

        The following tables summarize the key characteristics of the Company's credit derivative portfolio as protection seller as of September 30, 2010 and December 31, 2009:

In millions of dollars as of September 30, 2010	Maximum potential amount of future payments	Fair value payable(1)
By industry/counterparty
Bank	$824,452	$28,175
Broker-dealer	321,330	12,789
Non-financial	1,690	51
Insurance and other financial institutions	116,398	6,716

Total by industry/counterparty	$1,263,870	$47,731

By instrument
Credit default swaps and options	$1,262,408	$47,419
Total return swaps and other	1,462	312

Total by instrument	$1,263,870	$47,731

By rating
Investment grade	$535,545	7,587
Non-investment grade	472,696	26,705
Not rated	255,629	13,439

Total by rating	$1,263,870	$47,731

By maturity:
Within 1 year	$154,308	$968
From 1 to 5 years	871,926	24,238
After 5 years	237,636	22,525

Total by maturity	$1,263,870	$47,731

(1)
In addition, fair value amounts receivable under credit derivatives sold were $19,952 million.

In millions of dollars as of December 31, 2009	Maximum potential amount of future payments	Fair value payable(1)
By industry/counterparty
Bank	$807,484	$34,666
Broker-dealer	340,949	16,309
Monoline	33	—
Non-financial	623	262
Insurance and other financial institutions	64,964	7,025

Total by industry/counterparty	$1,214,053	$58,262

By instrument
Credit default swaps and options	$1,213,208	$57,987
Total return swaps and other	845	275

Total by instrument	$1,214,053	$58,262

By rating
Investment grade	$576,930	9,632
Non-investment grade	339,920	28,664
Not rated	297,203	19,966

Total by rating	$1,214,053	$58,262

By maturity:
Within 1 year	$165,056	$873
From 1 to 5 years	806,143	30,181
After 5 years	242,854	27,208

Total by maturity	$1,214,053	$58,262

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

Credit-Risk-Related Contingent Features in Derivatives

        Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2010 and December 31, 2009 is $28 billion and $17 billion, respectively. The Company has posted $22 billion and $11 billion as collateral for this exposure in the normal course of business as of September 30, 2010 and December 31, 2009, respectively. Each downgrade would trigger additional collateral requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch as of September 30, 2010, the Company would be required to post additional collateral of $2.1 billion.

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

Subprime-related direct exposures in CDOs

        The valuation of high-grade and mezzanine ABS CDO positions uses trader prices based on the underlying assets of each high-grade and mezzanine ABS CDO. The high-grade and mezzanine positions are now largely hedged through the ABX and bond short positions, which are trader priced. This results in closer symmetry in the way these long and short positions are valued by the Company. Citigroup intends to use trader marks to value this portion of the portfolio going forward so long as it remains largely hedged.

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

        Citigroup acted in the capacity of primary dealer for approximately $72 billion of ARS and continued to purchase residual unsold inventory in support of the auction mechanism until mid-February 2008. After this date, liquidity in the ARS market deteriorated significantly, auctions failed due to a lack of bids from third-party investors and Citigroup ceased to purchase unsold inventory. Following a number of ARS refinancings, at September 30, 2010, Citigroup continued to act in the capacity of primary dealer for approximately $24.7 billion of outstanding ARS.

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

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis. The Company often hedges positions that have been classified in the Level 3 category with financial instruments that have been classified as Level 1 or Level 2. In addition, the Company also hedges items classified in the Level 3 category with instruments classified in Level 3 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables, as of September 30, 2010 and December 31, 2009:

In millions of dollars at September 30, 2010	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$127,104	$8,180	$135,284	$(41,094)	$94,190
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$—	$22,937	$845	$23,782	$—	$23,782
Prime	—	907	891	1,798	—	1,798
Alt-A	—	1,065	351	1,416	—	1,416
Subprime	—	501	1,353	1,854	—	1,854
Non-U.S. residential	—	2,488	341	2,829	—	2,829
Commercial	—	1,749	1,547	3,296	—	3,296

Total trading mortgage-backed securities	$—	$29,647	$5,328	$34,975	$—	$34,975

U.S. Treasury and federal agencies securities
U.S. Treasury	$21,345	$2,440	$—	$23,785	$—	$23,785
Agency obligations	—	4,108	65	4,173	—	4,173

Total U.S. Treasury and federal agencies securities	$21,345	$6,548	$65	$27,958	$—	$27,958

State and municipal	$—	$6,424	$305	$6,729	$—	$6,729
Foreign government	73,828	23,948	424	98,200	—	98,200
Corporate	—	45,617	6,372	51,989	—	51,989
Equity securities	30,414	5,852	851	37,117	—	37,117
Asset-backed securities	—	2,178	7,503	9,681	—	9,681
Other debt securities	—	13,796	1,093	14,889	—	14,889

Total trading securities	$125,587	$134,010	$21,941	$281,538	$—	$281,538

Derivatives
Interest rate contracts	$572	$666,648	$2,690	$669,910
Foreign exchange contracts	5	98,837	1,091	99,933
Equity contracts	2,764	14,438	2,355	19,557
Commodity and other contracts	559	12,580	1,020	14,159
Credit derivatives	10	60,538	12,638	73,186

Total gross derivatives	$3,910	$853,041	$19,794	$876,745
Cash collateral paid				61,457
Netting agreements and market value adjustments					$(882,642)

Total derivatives	$3,910	$853,041	$19,794	$938,202	$(882,642)	$55,560

Investments
Mortgage-backed securities
U.S. government sponsored	$77	$22,679	$1	$22,757	$—	22,757
Prime	—	2,258	233	2,491	—	2,491
Alt-A	—	49	22	71	—	71
Subprime	—	1	—	1	—	1
Non-U.S. residential	—	340	—	340	—	340
Commercial	—	45	551	596	—	596

In millions of dollars at September 30, 2010	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Total investment mortgage-backed securities	$77	$25,372	$807	$26,256	$—	$26,256

U.S. Treasury and federal agency securities
U.S. Treasury	$13,783	$52,114	$—	$65,897	$—	$65,897
Agency obligations	—	49,128	18	49,146		49,146

Total U.S. Treasury and federal agency	$13,783	$101,242	$18	$115,043	$—	$115,043

State and municipal	$—	$14,566	$—	$14,566	$—	$14,566
Foreign government	52,423	51,093	339	103,855	—	103,855
Corporate	—	16,687	911	17,598	—	17,598
Equity securities	3,782	85	2,126	5,993	—	5,993
Asset-backed securities	—	3,071	7,159	10,230	—	10,230
Other debt securities	—	1,216	925	2,141	—	2,141
Non-marketable equity securities	—	137	6,290	6,427	—	6,427

Total investments	$70,065	$213,469	$18,575	$302,109	$—	$302,109

Loans(2)	$—	$1,234	$3,921	$5,155	$—	$5,155
MSRs	—	—	3,976	3,976	—	3,976
Other financial assets measured on a recurring basis	—	24,441	2,698	27,139	(4,221)	22,918

Total assets	$199,562	$1,353,299	$79,085	$1,693,403	$(927,957)	$765,446
Total as a percentage of gross assets(3)	12.2%	82.9%	4.9%	100.0%

Liabilities
Interest-bearing deposits	$—	$1,009	$161	$1,170	$—	$1,170
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	159,668	1,410	161,078	(41,094)	119,984
Trading account liabilities
Securities sold, not yet purchased	65,878	12,878	783	79,539	—	79,539
Derivatives
Interest rate contracts	595	663,663	2,457	666,715
Foreign exchange contracts	1	106,210	960	107,171
Equity contracts	3,222	30,931	3,596	37,749
Commodity and other contracts	447	12,597	1,819	14,863
Credit derivatives	—	56,277	10,908	67,185

Total gross derivatives	$4,265	$869,678	$19,740	893,683
Cash collateral received				46,590
Netting agreements and market value adjustments					(877,807)

Total derivatives	$4,265	$869,678	$19,740	$940,273	$(877,807)	$62,466
Short-term borrowings	—	1,677	817	2,494	—	2,494
Long-term debt	—	16,108	10,532	26,640	—	26,640
Other financial liabilities measured on a recurring basis	1	15,507	—	15,508	(4,221)	11,287

Total liabilities	$70,144	$1,076,525	$33,443	$1,226,702	$(923,122)	$303,580
Total as a percentage of gross liabilities(3)	6.0%	91.2%	2.8%	100.0%

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase, and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral and the market value adjustment.

(2)
There is no allowance for loan losses recorded for loans reported at fair value.

(3)
Percentage is calculated based on total assets and liabilities excluding collateral received/paid on derivatives.

In millions of dollars at December 31, 2009	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
ASSETS
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$138,525	$—	$138,525	$(50,713)	$87,812
Trading securities
Trading mortgage- backed securities
U.S. government-sponsored agency guaranteed	$—	$19,666	$972	$20,638	$—	$20,638
Prime	—	772	384	1,156	—	1,156
Alt-A	—	842	387	1,229	—	1,229
Subprime	—	736	8,998	9,734	—	9,734
Non-U.S. residential	—	1,796	572	2,368	—	2,368
Commercial	—	1,004	2,451	3,455	—	3,455

Total trading mortgage-backed securities	$—	$24,816	$13,764	$38,580	$—	$38,580

U.S. Treasury and federal agencies securities
U.S. Treasury	$27,943	$995	$—	$28,938	$—	$28,938
Agency obligations	—	2,041	—	$2,041	—	2,041

Total U.S. Treasury and federal agencies securities	$27,943	$3,036	$—	$30,979	$—	$30,979

Other trading securities
State and municipal	$—	$6,925	$222	$7,147	$—	$7,147
Foreign government	59,229	13,081	459	72,769	—	72,769
Corporate	—	43,365	8,620	51,985	—	51,985
Equity securities	33,754	11,827	640	46,221	—	46,221
Other debt securities	—	19,976	16,237	36,213	—	36,213

Total trading securities	$120,926	$123,026	$39,942	$283,894	$—	$283,894

Total derivatives(2)	$4,002	$671,532	$27,685	$703,219	$(644,340)	$58,879

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$89	$20,823	$2	$20,914	$—	$20,914
Prime	—	5,742	736	6,478	—	6,478
Alt-A	—	572	55	627	—	627
Subprime	—	—	1	1	—	1
Non-U.S. residential	—	255	—	255	—	255
Commercial	—	47	746	793	—	793

Total investment mortgage-backed securities	$89	$27,439	$1,540	$29,068	$—	$29,068

U.S. Treasury and federal agency securities
U.S. Treasury	$5,943	$20,619	$—	$26,562	$—	$26,562
Agency obligations	—	27,531	21	27,552	—	27,552

Total U.S. Treasury and federal agency	$5,943	$48,150	$21	$54,114	$—	$54,114

State and municipal	$—	$15,393	$217	$15,610	$—	$15,610
Foreign government	60,484	41,765	270	102,519	—	102,519
Corporate	—	19,056	1,257	20,313	—	20,313
Equity securities	3,056	237	2,513	5,806	—	5,806
Other debt securities	—	3,337	8,832	12,169	—	12,169
Non-marketable equity securities	—	77	6,753	6,830	—	6,830

Total investments	$69,572	$155,454	$21,403	$246,429	$—	$246,429

Loans(3)	$—	$1,226	$213	$1,439	$—	$1,439

In millions of dollars at December 31, 2009	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
MSRs	—	—	6,530	6,530	—	6,530
Other financial assets measured on a recurring basis	—	15,787	1,101	16,888	(4,224)	12,664

Total assets	$194,500	$1,105,550	$96,874	$1,396,924	$(699,277)	$697,647
	13.9%	79.2%	6.9%	100.0%

LIABILITIES
Interest-bearing deposits	$—	$1,517	$28	$1,545	$—	$1,545
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	152,687	2,056	154,743	(50,713)	104,030
Trading account liabilities
Securities sold, not yet purchased	52,399	20,233	774	73,406	—	73,406
Derivatives(2)	4,980	669,384	24,577	698,941	(634,835)	64,106
Short-term borrowings	—	408	231	639	—	639
Long-term debt	—	16,288	9,654	25,942	—	25,942
Other financial liabilities measured on a recurring basis	—	15,753	13	15,766	(4,224)	11,542

Total liabilities	$57,379	$876,270	$37,333	$970,982	$(689,772)	$281,210
	5.9%	90.2%	3.8%	100.0%

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

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	June 30, 2010	Principal transactions	Other(1)(2)			Sept. 30, 2010
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$6,518	$—	$—	$1,714	$(52)	$8,180	$—
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$758	(62)	—	160	(11)	$845	(75)
Prime	610	23	—	188	70	891	3
Alt-A	451	15	—	41	(156)	351	(6)
Subprime	1,885	146	—	24	(702)	1,353	29
Non-U.S. residential	234	29	—	904	(826)	341	3
Commercial	2,184	70	—	57	(764)	1,547	216

Total trading mortgage-backed securities	$6,122	$221	$—	$1,374	$(2,389)	$5,328	$170

U.S. Treasury and federal agencies securities	—	$2	$—	$47	$16	$65	$(2)
State and municipal	$57	13	—	236	(1)	$305	18
Foreign government	386	6	—	5	27	424	(4)
Corporate	6,211	236	—	198	(273)	6,372	189
Equity securities	533	14	—	362	(58)	851	62
Asset-backed securities	4,202	(55)	—	4,850	(1,494)	7,503	66
Other debt securities	1,047	(39)	—	108	(23)	1,093	4

Total trading securities	$18,558	$398	$—	$7,180	$(4,195)	$21,941	$503

Derivatives, net(4)
Interest rate contracts	$575	$(91)	$—	$(37)	$(214)	$233	$(84)
Foreign exchange contracts	250	(162)	—	62	(19)	131	(222)
Equity contracts	(1,233)	(196)	—	277	(89)	(1,241)	(539)
Commodity and other contracts	(524)	(158)	—	(5)	(112)	(799)	(62)
Credit derivatives	2,073	33	—	9	(385)	1,730	(349)

Total derivatives, net(4)	$1,141	$(574)	$—	$306	$(819)	$54	$(1,256)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1	$—	$—	$—	$—	$1	$—
Prime	772	—	78	(539)	(78)	233	3
Alt-A	205	—	35	(153)	(65)	22	—
Subprime	14	—	(1)	(13)	—	—	—
Non-U.S. Residential	814	—	—	(814)	—	—	—
Commercial	558	—	11	—	(18)	551	—

Total investment mortgage-backed debt securities	$2,364	$—	$123	$(1,519)	$(161)	$807	$3

U.S. Treasury and federal agencies securities
Agency obligations	$19	$—	$—	$—	$(1)	$18	$—

Total U.S. Treasury and federal agencies securities	$19	$—	$—	$—	$(1)	$18	$—

State and municipal	$457	$—	$—	$(233)	$(224)	$—	$—
Foreign government	282	—	14	21	22	339	14
Corporate	1,271	—	46	(294)	(112)	911	17
Equity securities	2,238	—	(1)	(12)	(99)	2,126	(23)
Asset-backed securities	12,303	—	(34)	(4,918)	(192)	7,159	121
Other debt securities	891	—	(41)	42	33	925	(11)
Non-marketable equity securities	$6,561	$—	$318	$43	$(632)	$6,290	$323

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	June 30, 2010	Principal transactions	Other(1)(2)			Sept. 30, 2010
Total investments	$26,386	$—	$425	$(6,870)	$(1,366)	$18,575	$444

Loans	$3,668	$—	$(38)	$378	$(87)	$3,921	$56
MSRs	4,894	—	(778)		(140)	3,976	(778)
Other financial assets measured on a recurring basis	3,089	—	7	44	(442)	2,698	211

Liabilities
Interest-bearing deposits	$183	$—	$(10)	$(35)	$3	$161	$(29)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,091	$(40)	—	3	276	1,410	(29)
Trading account liabilities
Securities sold, not yet purchased	621	(6)	—	(34)	190	783	(32)
Short-term borrowings	445	(26)	—	351	(5)	817	(32)
Long-term debt	10,741	(187)	(67)	338	(801)	10,532	(199)
Other financial liabilities measured on a recurring basis	7	—	(1)	—	(8)	—

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2009	Principal transactions	Other(1)(2)			Sept. 30, 2010
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$509	$—	$6,931	$740	$8,180	$—
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$972	$(220)	—	329	(236)	$845	(198)
Prime	384	56	—	338	113	891	4
Alt-A	387	45	—	201	(282)	351	11
Subprime	8,998	182	—	(601)	(7,226)	1,353	82
Non-U.S. residential	572	2	—	645	(878)	341	—
Commercial	2,451	59	—	(126)	(837)	1,547	309

Total trading mortgage-backed securities	$13,764	$124	$—	$786	$(9,346)	$5,328	$208

U.S. Treasury and federal agencies securities	—	$2	$—	$47	$16	$65	$(4)
State and municipal	$222	24	—	292	(233)	305	17
Foreign government	459	17	—	(181)	129	424	(19)
Corporate	8,620	161	—	(285)	(2,124)	6,372	7
Equity securities	640	30	—	350	(169)	851	84
Asset-backed securities	3,006	(132)	—	4,894	(265)	7,503	(151)
Other debt securities	13,231	(16)	—	(147)	(11,975)	1,093	8

Total trading securities	$39,942	$210	$—	$5,756	$(23,967)	$21,941	$150

Derivatives, net(4)
Interest rate contracts	$(374)	$574	$—	$300	$(267)	$233	$504
Foreign exchange contracts	(38)	182	—	(36)	23	131	173
Equity contracts	(1,110)	(423)	—	(5)	297	(1,241)	(774)
Commodity and other contracts	(529)	(274)	—	63	(59)	(799)	(107)
Credit derivatives	5,159	(1,242)	—	(866)	(1,321)	1,730	(1,271)

Total derivatives, net(4)	$3,108	$(1,183)	$—	$(544)	$(1,327)	$54	$(1,475)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$2	$—	$(1)	$—	$—	$1	$—
Prime	736	—	(35)	(469)	1	233	3
Alt-A	55	—	12	37	(82)	22	—
Subprime	1	—	(2)	1	—	—	—
Non-U.S. Residential	—	—	—	—	—	—	—
Commercial	746	—	$(438)	2	241	551	—

Total investment mortgage-backed debt securities	$1,540	$—	$(464)	$(429)	$160	$807	$3

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2009	Principal transactions	Other(1)(2)			Sept. 30, 2010
U.S. Treasury and federal agencies securities
Agency obligations	$21	$—	$(21)	$—	$18	$18	$(1)

Total U.S. Treasury and federal agencies securities	$21	$—	$(21)	$—	$18	$18	$(1)

State and municipal	$217	$—	$7	$—	$(224)	$—	$—
Foreign government	270	—	21	11	37	339	5
Corporate	1,257	—	(33)	(58)	(255)	911	6
Equity securities	2,513	—	25	78	(490)	2,126	(79)
Asset-backed securities	8,272	—	(70)	(100)	(943)	7,159	(133)
Other debt securities	560	—	(14)	6	373	925	29
Non-marketable equity securities	6,753	—	333	(65)	(731)	6,290	277

Total investments	$21,403	$—	$(216)	$(557)	$(2,055)	$18,575	$107

Loans	$213	$—	$(178)	$993	$2,893	$3,921	$(168)
MSRs	6,530	—	(1,976)	—	(578)	3,976	(1,976)
Other financial assets measured on a recurring basis	1,101	—	(20)	2,027	(410)	2,698	(20)

Liabilities
Interest-bearing deposits	$28	$—	$(8)	$(41)	$166	$161	$(36)
Federal funds purchased and securities loaned or sold under agreements to repurchase	2,056	$(138)	—	(973)	189	1,410	(5)
Trading account liabilities
Securities sold, not yet purchased	774	46	—	(103)	158	783	13
Short-term borrowings	231	(18)	—	245	323	817	(16)
Long-term debt	9,654	85	78	670	371	10,532	(121)
Other financial liabilities measured on a recurring basis	13	—	(20)	—	(33)	—	—

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	June 30, 2009	Principal transactions	Other(1)(2)			Sept. 30, 2009
Assets
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$1,244	$(71)	$—	$127	$(138)	$1,162	$(116)
Prime	623	(76)	—	(39)	(50)	458	(37)
Alt-A	777	18	—	(75)	(158)	562	18
Subprime	10,001	1,752	—	(515)	(1,480)	9,758	1,785
Non-U.S. residential	345	(3)	—	(142)	90	290	(3)
Commercial	2,808	(1)	—	114	(190)	2,731	2

Total trading mortgage-backed securities	$15,798	$1,619	$—	$(530)	$(1,926)	$14,961	$1,649

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	49	9	—	5	16	79	9

Total U.S. Treasury and federal agencies securities	$49	$9	$—	$5	$16	$79	$9

State and municipal	$109	$(49)	$—	$300	$92	$452	$(49)
Foreign government	590	24	—	(134)	(36)	444	4
Corporate	9,435	404	—	(764)	(446)	8,629	431
Equity securities	1,866	161	—	(899)	27	1,155	25
Other debt securities	16,846	1,133	—	(1,122)	(491)	16,366	1,018

Total trading securities	$44,693	$3,301	$—	$(3,144)	$(2,764)	$42,086	$3,087

Derivatives, net(4)	$1,180	$(2,407)	$—	$(1,107)	$2,866	$532	$(3,064)

Investments
Mortgage-backed securities
U.S. government sponsored	$78	$—	$1	$—	$(79)	$—	$1
Prime	775	—	50	99	(51)	873	59
Alt-A	271	—	11	(114)	(101)	67	16

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	June 30, 2009	Principal transactions	Other(1)(2)			Sept. 30, 2009
Subprime	17	—	—	2	—	19	—
Commercial	719	—	62	2	(19)	764	14

Total investment mortgage-backed debt securities	$1,860	$—	$124	$(11)	$(250)	$1,723	$90

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	9	—	—	—	(5)	4	—

Total U.S. Treasury and federal agencies securities	$9	$—	$—	$—	$(5)	$4	$—

State and municipal	$252	$—	$2	$—	$—	$254	$—
Foreign government	168	—	—	89	14	271	—
Corporate	1,688	—	3	(86)	(200)	1,405	$5
Equity securities	2,818	—	(15)	(22)	(239)	2,542	10
Other debt securities	8,429	—	523	(194)	(156)	8,602	454
Non-marketable equity securities	7,800	—	(40)	(8)	(106)	7,646	(226)

Total investments	$23,024	$—	$597	$(232)	$(942)	$22,447	$333

Loans	$196	$—	$24	$—	$(5)	$215	$24
MSRs	$6,770	$—	$(444)	$—	$(98)	$6,228	$(444)
Other financial assets measured on a recurring basis	1,645	—	(347)	(67)	(47)	1,184	$(347)

Liabilities
Interest-bearing deposits	$112	$—	$63	$—	$(18)	$31	$63
Federal funds purchased and securities loaned or sold under agreements to repurchase	7,204	(32)	—	1,622	(375)	8,483	(40)
Trading account liabilities
Securities sold, not yet purchased	961	(14)	—	(166)	410	1,219	15
Short-term borrowings	377	—	9	(75)	(134)	159	9
Long-term debt	11,201	—	(385)	414	(894)	11,106	(456)
Other financial liabilities measured on a recurring basis	19	—	(2)	—	(20)	1	(1)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2008	Principal transactions	Other(1)(2)			Sept. 30, 2009
Assets
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$1,325	$145	$—	$137	$(445)	$1,162	$89
Prime	147	(131)	—	400	42	458	(83)
Alt-A	1,153	(101)	—	(262)	(228)	562	(101)
Subprime	13,844	56	—	(1,225)	(2,917)	9,758	2,262
Non-U.S. residential	858	(77)	—	(632)	141	290	12
Commercial	2,949	(196)	—	273	(295)	2,731	(207)

Total trading mortgage-backed securities	$20,276	$(304)	$—	$(1,309)	$(3,702)	$14,961	$1,972

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	59	—	—	2	18	79	2

Total U.S. Treasury and federal agencies securities	$59	$—	$—	$2	$18	$79	$2

State and municipal	$233	$(71)	$—	$220	$70	$452	$(49)
Foreign government	1,261	120	—	(501)	(436)	444	29
Corporate	13,027	(299)	—	(1,556)	(2,543)	8,629	457
Equity securities	1,387	252	—	(778)	294	1,155	90
Other debt securities	14,530	1,144	—	(2,320)	3,012	16,366	1,044

Total trading securities	$50,773	$842	$—	$(6,242)	$(3,287)	$42,086	$3,545

Derivatives, net(4)	$3,586	$(4,783)	$—	$(1,824)	$3,553	$532	$(3,026)

Investments
Mortgage-backed securities
U.S. government sponsored	$—	$—	$1	$75	$(76)	$—	$3

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2008	Principal transactions	Other(1)(2)			Sept. 30, 2009
Prime	1,163	—	211	132	(633)	873	213
Alt-A	111	—	44	(51)	(37)	67	17
Subprime	25	—	(9)	(8)	11	19	—
Commercial	964	—	71	(461)	190	764	29

Total investment mortgage-backed debt securities	$2,263	$—	$318	$(313)	$(545)	$1,723	$262

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Agency obligations	—	—	—	9	(5)	4	—

Total U.S. Treasury and federal agencies securities	$—	$—	$—	$9	$(5)	$4	$—

State and municipal	$222	$—	$2	$30	$—	$254	$—
Foreign government	571	—	—	(313)	13	271	(1)
Corporate	1,019	—	47	568	(229)	1,405	40
Equity securities	3,807	—	(495)	(152)	(618)	2,542	(34)
Other debt securities	11,324	—	96	(1,142)	(1,676)	8,602	643
Non-Marketable equity securities	9,067	—	(746)	(247)	(428)	7,646	(238)

Total investments	$28,273	$—	$(778)	$(1,560)	$(3,488)	$22,447	$672

Loans	$160	$—	$43	$—	$12	$215	$24
Mortgage servicing rights	$5,657	$—	$996	$—	$(425)	$6,228	$996
Other financial assets measured on a recurring basis	359	—	205	689	(69)	1,184	$205

Liabilities
Interest-bearing deposits	$54	$—	$4	$—	$(19)	$31	$49
Federal funds purchased and securities loaned or sold under agreements to repurchase	11,167	276	—	(2,098)	(310)	8,483	(320)
Trading account liabilities
Securities sold, not yet purchased	653	30	—	(181)	777	1,219	25
Short-term borrowings	1,329	—	(56)	(821)	(405)	159	(72)
Long-term debt	11,198	—	(349)	88	(529)	11,106	(215)
Other financial liabilities measured on a recurring basis	1	—	(45)	—	(45)	1	—

(1)
Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period included in earnings (and Accumulated other comprehensive income for changes in fair value for available-for-sale investments) that is attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2010 and 2009.

(4)
Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

        The following is a discussion of the changes to the Level 3 balances for each of the roll-forward tables presented above.

The significant changes from June 30, 2010 to September 30, 2010 in Level 3 assets and liabilities are due to:

  •
  A net increase in Federal funds sold and securities borrowed or purchased under agreements to resell of $1.7 billion, which was driven by transfers from Level 2 to Level 3, due to an increase in the expected maturities on these instruments.

  •
  A net increase in trading securities of $3.4 billion that was mainly driven by:

  (1)
  A net decrease of $0.8 billion in trading mortgage-backed securities, which included transfers to Level 3 of $1.4 billion, the majority of which related to the reclassification of certain securities from Investments to Trading under the fair value option upon the adoption of ASU 2010-11 on July 1, 2010, as described in Note 1 to the Consolidated Financial Statements. (For purposes of the Level 3 roll-forward above, Level 3 Investments that were reclassified to Trading upon adoption of ASU 2010-11 have been classified as transfers out of Level 3 Investments, and transfers to Level 3 Trading Securities). The more significant items included in settlements of $2.4 billion during the quarter included the sale of non-U.S. residential mortgage backed securities that were reclassified to Trading, the liquidation of certain high-grade subprime positions and sales of commercial mortgage-backed securities.

  (2)
  An increase of $3.3 billion in asset-backed trading securities, which included transfers to Level 3 of $4.9 billion. Substantially all of these Level 3 transfers related to the reclassification to Trading upon adoption of ASU 2010-11 noted above. Net settlements of $1.5 billion included sales of $1 billion of securities that were reclassified to Trading.

  •
  The decrease in net derivatives of $1.1 billion includes trading losses of $0.6 billion and net settlements of $0.8 billion, partially offset by net transfers from Level 2 to Level 3 of $0.3 billion.

  •
  The decrease in Investments of $7.8 billion included transfers out of Level 3 of $6.9 billion, the most significant being mortgage-backed securities of $1.5 billion and asset-backed securities of $4.9 billion. Substantially all of these transfers out of Level 3 relate to the adoption of ASU 2010-11 noted above. Net settlements of $1.4 billion include sales of non-marketable equity securities of $0.6 billion, relating to the sale of private equity investments.

The significant changes from December 31, 2009 to September 30, 2010 in Level 3 assets and liabilities are due to:

  •
  A net increase in Federal funds sold and securities borrowed or purchased under agreements to resell of $8.2 billion, due mainly to transfers from Level 2 to Level 3 of $6.9 billion.

  •
  A net decrease in trading securities of $18.0 billion that was mainly driven by:

  (1)
  A decrease of $12.1 billion in other debt trading securities, due primarily to the impact of the consolidation of the credit card securitization trusts by the Company upon the adoption of SFAS 166/167 on January 1, 2010. Upon consolidation of the trusts, the Company's investments in the trusts and other intercompany balances are eliminated. At January 1, 2010, the Company's investment in these newly consolidated VIEs included certificates issued by the trusts of $11.1 billion that were classified as Level 3. The impact of the elimination of these certificates has been reflected as net settlements in the Level 3 roll-forward above.

  (2)
  A decrease of $7.6 billion in subprime trading mortgage-backed securities, due primarily to the liquidation of super-senior subprime exposures.

  (3)
  A decrease in corporate debt securities of $2.2 billion, due primarily to net paydowns / sales.

  (4)
  These decreases were partially offset by an increase of $4.5 billion in asset-backed trading securities, including $4.9 billion of Transfers to Level 3 substantially all of which related to the adoption of ASU 2010-11 noted above, as these securities were reclassified from Investments to Trading.

  •
  The decrease in Investments of $2.8 billion was primarily due to net paydowns / sales of $2.1 billion. Net transfers out of Level 3 during the nine months ended September 30, 2010 were $0.6 billion. As noted above, asset-backed securities of $4.9 billion were transferred out of Level 3 during the third quarter related to the adoption of ASU 2010-11, when these securities were reclassified from Investments to Trading. In the second quarter, asset-backed securities of $4.8 billion were transferred to Level 3 Investments, when these securities were reclassified from HTM to AFS at June 30, 2010, prior to the reclassification of these securities to Trading on July 1, 2010.

  •
  The increase in Loans of $3.7 billion is due primarily to the Company's consolidation of certain VIEs upon the adoption of SFAS 166/167 on January 1, 2010, for which the fair value option was elected. The impact from consolidation of these VIEs on Level 3 loans has been reflected as purchases in the roll-forward table above.

  •
  The decrease in MSRs of $2.5 billion is due primarily to losses of $2.0 billion, due to a reduction in interest rates.

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

  •
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

Transfers between Level 1 and Level 2 of the Fair Value Hierarchy

        The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the third quarter of 2010.

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

        The following table presents all loans HFS that are carried at LOCOM as of September 30, 2010 and December 31, 2009 (in billions):

	Aggregate cost	Fair value	Level 2	Level 3
September 30, 2010	$4.1	$3.6	$0.5	$3.1

December 31, 2009	$2.5	$1.6	$0.3	$1.3

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

        The following table presents, as of September 30, 2010 and December 31, 2009, the fair value of those positions selected for fair-value accounting, as well as the changes in fair value for the nine months ended September 30, 2010 and 2009:

	Fair value at		Changes in fair value gains (losses) for the nine months ended September 30,
In millions of dollars	September 30, 2010	December 31, 2009(1)	2010	2009(1)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell, securities borrowed(2)	$94,190	$87,812	$669	$(1,284)
Trading account assets	13,573	16,725	356	7,044
Investments	496	574	32	(135)
Loans
Certain corporate loans(3)	2,755	1,405	(140)	80
Certain consumer loans(3)	2,400	34	208	(2)

Total loans	$5,155	$1,439	$68	$78

Other assets
MSRs	$3,976	$6,530	$(1,976)	$996
Certain mortgage loans (HFS)	6,720	3,338	188	81
Certain equity method investments	252	598	(36)	174

Total other assets	$10,948	$10,466	$(1,824)	$1,251

Total assets	$124,362	$117,016	$(699)	$6,954

Liabilities
Interest-bearing deposits	$1,170	$1,545	$10	$(562)
Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase, securities loaned(2)	119,984	104,030	53	213
Trading account liabilities	4,078	5,325	(223)	(1,761)
Short-term borrowings	2,494	639	36	(67)
Long-term debt	26,640	25,942	(435)	(1,738)

Total	$154,366	$137,481	$(559)	$(3,915)

(1)
Reclassified to conform to current period's presentation.

(2)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase.

(3)
Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of SFAS 166/167 on January 1, 2010.

Own Credit Valuation Adjustment

        The fair value of debt liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company's credit spreads. The estimated change in the fair value of these debt liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a loss of $233 million and $1.019 billion for the three months ended September 30, 2010 and 2009, respectively, and a gain of $217 million and a loss of $2.447 billion for the nine months ended September 30, 2010 and 2009, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current observable credit spreads into the relevant valuation technique used to value each liability as described above.

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

        The notional amount of these unfunded letters of credit was $1.8 billion as of September 30, 2010 and December 31, 2009. The amount funded was insignificant with no amounts 90 days or more past due or on non-accrual status at September 30, 2010 and December 31, 2009.

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

        The following table provides information about certain credit products carried at fair value at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$13,533	$1,638	$14,338	$945
Aggregate unpaid principal balance in excess of fair value	392	(199)	390	(44)
Balance of non-accrual loans or loans more than 90 days past due	249	—	312	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	101	—	267	—

        In addition to the amounts reported above, $441 million and $200 million of unfunded loan commitments related to certain credit products selected for fair value accounting was outstanding as of September 30, 2010 and December 31, 2009, respectively.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the nine months ended September 30, 2010 and 2009 due to instrument-specific credit risk totaled to a gain of $19 million and a loss of $32 million, respectively.

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

        The following table provides information about certain mortgage loans HFS carried at fair value at September 30, 2010 and December 31, 2009:

In millions of dollars	September 30, 2010	December 31, 2009
Carrying amount reported on the Consolidated Balance Sheet	$6,720	$3,338
Aggregate fair value in excess of unpaid principal balance	278	55
Balance of non-accrual loans or loans more than 90 days past due	1	4
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	1	3

        The changes in fair values of these mortgage loans are reported in Other revenue in the Company's Consolidated Statement of Income. The changes in fair value during the nine months ended September 30, 2010 and 2009 due to instrument-specific credit risk resulted in a $1 million loss and $4 million loss, respectively. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

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

        With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup's Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company's Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a gain of $138 million for the three months ended September 30, 2010.

        The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup's Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company's Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $1.3 billion as of September 30, 2010.

        The following table provides information about corporate and consumer loans of consolidated VIEs carried at fair value:

	September 30, 2010
In millions of dollars	Corporate Loans	Consumer Loans
Carrying amount reported on the Consolidated Balance Sheet	$648	$2,372
Aggregate unpaid principal balance in excess of fair value	630	705
Balance of non-accrual loans or loans more than 90 days past due	88	197
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	133	203

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

        These MSRs, which totaled $3.976 billion and $6.530 billion as of September 30, 2010 and December 31, 2009, respectively, are classified as Mortgage servicing rights on Citigroup's Consolidated Balance Sheet. Changes in fair value of MSRs are recorded in Other revenue in the Company's Consolidated Statement of Income.

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

        The following table provides information about long-term debt, excluding the debt issued by the consolidated VIEs at September 30, 2010, carried at fair value at September 30, 2010 and December 31, 2009:

In millions of dollars	September 30, 2010	December 31, 2009
Carrying amount reported on the Consolidated Balance Sheet	$21,847	$25,942
Aggregate unpaid principal balance in excess of fair value	2,676	3,399

        The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	September 30, 2010	December 31, 2009
Carrying amount reported on the Consolidated Balance Sheet	$2,494	$639
Aggregate unpaid principal balance in excess of fair value	6	53

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

	September 30, 2010		December 31, 2009
In billions of dollars	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments	$340.3	$341.9	$306.1	$307.6
Federal funds sold and securities borrowed or purchased under agreements to resell	240.1	240.1	222.0	222.0
Trading account assets	337.1	337.1	342.8	342.8
Loans(1)	608.2	593.2	552.5	542.8
Other financial assets(2)	281.7	281.6	290.9	290.9

	September 30, 2010		December 31, 2009
In billions of dollars	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Liabilities
Deposits	$850.1	$848.2	$835.9	$834.5
Federal funds purchased and securities loaned or sold under agreements to repurchase	192.1	192.1	154.3	154.3
Trading account liabilities	142.0	142.0	137.5	137.5
Long-term debt	387.3	385.6	364.0	354.8
Other financial liabilities(3)	185.4	185.4	175.8	175.8

(1)
The carrying value of loans is net of the Allowance for loan losses of $43.7 billion and $36.0 billion for September 30, 2010 and December 31, 2009, respectively. In addition, the carrying values exclude $2.5 billion and $2.9 billion of lease finance receivables at September 30, 2010 and December 31, 2009, respectively.

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

        The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup's loans, in aggregate, by $14.9 billion and $9.7 billion at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, the carrying values, net of allowances, exceeded the estimated values by $12.2 billion and $2.7 billion for consumer loans and corporate loans, respectively.

        The estimated fair values of the Company's corporate unfunded lending commitments at September 30, 2010 and December 31, 2009 were $6.3 billion and $5.0 billion, respectively. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

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

        The following tables present information about the Company's guarantees at September 30, 2010 and December 31, 2009:

	Maximum potential amount of future payments
In billions of dollars at September 30, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2010
Financial standby letters of credit	$21.5	$72.6	$94.1	$251.8
Performance guarantees	8.4	5.0	13.4	33.6
Derivative instruments considered to be guarantees	3.4	4.6	8.0	929.4
Loans sold with recourse	—	0.3	0.3	73.6
Securities lending indemnifications(1)	73.0	—	73.0	—
Credit card merchant processing(1)	62.7	—	62.7	—
Custody indemnifications and other	—	34.0	34.0	253.8

Total	$169.0	$116.5	$285.5	$1,542.2

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

        Citigroup's primary credit card business is the issuance of credit cards to individuals. In addition, the Company: (a) provides transaction processing services to various merchants with respect to its private-label cards and (b) has potential liability for transaction processing services provided by a third-party related to previously transferred merchant credit card processing contracts. The nature of the liability in either case arises as a result of a billing dispute between a merchant and a cardholder that is ultimately resolved in the cardholder's favor. The merchant is liable to refund the amount to the cardholder. In general, if the credit card processing company is unable to collect this amount from the merchant the credit card processing company bears the loss for the amount of the credit or refund paid to the cardholder.

        With regard to (a) above, the Company continues to have the primary contingent liability with respect to its portfolio of private-label merchants. The risk of loss is mitigated as the cash flows between the Company and the merchant are settled on a net basis and the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk the Company may delay settlement, require a merchant to make an escrow deposit, include event triggers to provide the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). In the unlikely event that a private-label merchant is unable to deliver products, services or a refund to its private-label cardholders, the Company is contingently liable to credit or refund cardholders.

        With regard to (b) above, the company has a potential liability for bankcard transactions with merchants whose contracts were previously transferred by the Company to a third party credit card processor, should that processor fail to perform.

        The Company's maximum potential contingent liability related to both bankcard and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At September 30, 2010 and

December 31, 2009, this maximum potential exposure was estimated to be $63 billion and $60 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience and its position as a secondary guarantor (in the case of previously transferred merchant credit card processing contracts). In both cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At September 30, 2010 and December 31, 2009, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications

        Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients' assets.

Other

        Citigroup has an accrual related to certain of Visa USA's litigation matters. As of September 30, 2010 and December 31, 2009, the carrying value of the accrual was $254 million and $121 million, respectively, and the amount is included in Other liabilities on the Consolidated Balance Sheet.

Other guarantees and indemnifications

        The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At September 30, 2010 and December 31, 2009, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and tax indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception (for example, that loans transferred to a counterparty in a sales transaction did in fact meet the conditions specified in the contract at the transfer date). No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. These indemnifications are not included in the table above. In addition, the repurchase reserve for Consumer mortgages representations and warranties was $952 million and $295 million at September 30, 2010 and December 31, 2009, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.
        In addition, the Company is a member of or shareholder in hundreds of value-transfer networks (VTNs) (payment clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the table and there are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2010 or December 31, 2009 for potential obligations that could arise from the Company's involvement with VTN associations.

        In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $3.7 billion and $3.3 billion at September 30, 2010 and December 31, 2009, respectively) is designed to cover the insurance company's statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time. If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citigroup must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009 related to this indemnification.

        At September 30, 2010 and December 31, 2009, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the table amounted to approximately $1.5 billion and $1.2 billion, respectively. The carrying value of derivative instruments is included in either Trading account liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at September 30, 2010 and December 31, 2009, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1.102 billion and $1.157 billion relating to letters of credit and unfunded lending commitments, respectively.

Collateral

        Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $34 billion at September 30, 2010 and $31 billion at December 31, 2009. Securities and other marketable assets held as collateral amounted to $49 billion and $43 billion, respectively, the majority of which collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of the Company held as collateral amounted to $1.7 billion at September 30, 2010 and $1.4 billion at December 31, 2009. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

        Presented in the tables below are the maximum potential amounts of future payments classified based upon internal and external credit ratings as of September 30, 2010 and December 31, 2009. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars as of September 30, 2010	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$56.8	$12.5	$24.8	$94.1
Performance guarantees	6.2	3.5	3.7	13.4
Derivative instruments deemed to be guarantees	—	—	8.0	8.0
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	73.0	73.0
Credit card merchant processing	—	—	62.7	62.7
Custody indemnifications and other	27.9	6.1	—	34.0

Total	$90.9	$22.1	$172.5	$285.5

	Maximum potential amount of future payments
In billions of dollars as of December 31, 2009	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$49.2	$13.5	$26.7	$89.4
Performance guarantees	6.5	3.7	3.7	13.9
Derivative instruments deemed to be guarantees	—	—	7.7	7.7
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	64.5	64.5
Credit card merchant processing	—	—	59.7	59.7
Custody indemnifications and other	27.7	5.8	—	33.5

Total	$83.4	$23.0	$162.6	$269.0

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of September 30, 2010 and December 31, 2009:

In millions of dollars	U.S.	Outside of U.S.	September 30, 2010	December 31, 2009
Commercial and similar letters of credit	$1,543	$6,824	$8,367	$7,211
One- to four-family residential mortgages	1,824	366	2,190	1,070
Revolving open-end loans secured by one- to four-family residential properties	18,562	2,964	21,526	23,916
Commercial real estate, construction and land development	1,421	371	1,792	1,704
Credit card lines	588,951	122,110	711,061	785,495
Commercial and other consumer loan commitments	117,805	88,787	206,592	257,342

Total	$730,106	$221,422	$951,528	$1,076,738

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

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $76 billion and $126 billion with an original maturity of less than one year at September 30, 2010 and December 31, 2009, respectively.

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

        Subject to the foregoing, it is the opinion of Citigroup's management, based on current knowledge and after taking into account its current accruals, that the eventual outcome of these matters would not be likely to have a material adverse effect on the consolidated financial condition of Citi. Nonetheless, given the inherent unpredictability of litigation and the substantial or indeterminate amounts sought in certain of these matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on Citi's consolidated results of operations or cash flows in particular quarterly or annual periods.

21.    CITIBANK, N.A. STOCKHOLDER'S EQUITY

Statement of Changes in Stockholder's Equity

	Citibank, N.A. and Subsidiaries
	Nine Months Ended September 30,
In millions of dollars, except shares	2010	2009
Common stock ($20 par value)
Balance, beginning of period—shares: 37,534,553 in 2010 and 2009	$751	$751

Balance, end of period	$751	$751

Surplus
Balance, beginning of period	$107,923	$74,767
Capital contribution from parent company	858	30,492
Employee benefit plans	385	34

Balance, end of period	$109,166	$105,293

Retained earnings
Balance, beginning of period	$19,457	$21,735
Adjustment to opening balance, net of taxes(1)(2)	(288)	402

Adjusted balance, beginning of period	$19,169	$22,137
Net income	6,419	(2,270)
Dividends(3)	9	4
Other(4)	—	117

Balance, end of period	$25,597	$19,988

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(11,532)	$(15,895)
Adjustment to opening balance, net of taxes(1)	—	(402)

Adjusted balance, beginning of period	$(11,532)	$(16,297)
Net change in unrealized gains (losses) on investment securities available-for-sale, net of taxes	2,237	3,758
Net change in foreign currency translation adjustment, net of taxes	(134)	850
Net change in cash flow hedges, net of taxes	143	281
Pension liability adjustment, net of taxes	31	(7)

Net change in accumulated other comprehensive income (loss)	$2,277	$4,882

Balance, end of period	$(9,255)	$(11,415)

Total Citibank stockholder's equity	$126,259	$114,617

Noncontrolling interest
Balance, beginning of period	$1,294	$1,082
Initial origination of a noncontrolling interest	(75)	123
Transactions between Citigroup and the noncontrolling interest shareholders	(1)	—
Net income attributable to noncontrolling interest shareholders	15	46
Dividends paid to noncontrolling interest shareholders	(40)	(16)
Accumulated other comprehensive income—Net change in unrealized gains and losses on investment securities, net of tax	6	7
Accumulated other comprehensive income—Net change in FX translation adjustment, net of tax	(20)	15
All other	(110)	(155)

Net change in noncontrolling interest	$(225)	$20

Balance, end of period	$1,069	$1,102

Total equity	$127,328	$115,719

Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interest	$6,434	$(2,224)
Net change in accumulated other comprehensive income (loss)	2,263	4,904

Total comprehensive income (loss)	$8,697	$2,680
Comprehensive income attributable to the noncontrolling interest	1	68

Comprehensive income attributable to Citibank	$8,696	$2,612

(1)
The adjustment to the opening balances for Retained earnings and Accumulated other comprehensive income (loss) in 2009 represents the cumulative effect of initially adopting ASC 320-10-35-34 (FSP FAS 115-2 and FAS 124-2).

(2)
The adjustment to the opening balance for Retained earnings in 2010 represents the cumulative effect of initially adopting ASC 810, Consolidation (formerly FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities) and ASU 2010-11 (Scope Exception Related to Embedded Credit Derivatives). See Note 1 to the Consolidated Financial Statements.

(3)
Common dividends represent a reversal of dividends accrued on forfeitures of previously issued but unvested employee stock awards related to employees who have left Citigroup.

(4)
Represents the accounting for the transfers of assets and liabilities between Citibank, N.A. and other affiliates under the common control of Citigroup.

22.    SUBSEQUENT EVENTS

        The Company has evaluated subsequent events through November 5, 2010, which is the date its Consolidated Financial Statements were issued.

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

Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$1,650	$—	$—	$—	$—	$—	$(1,650)	$—
Interest revenue	$65	$1,569	$8	$1,255	$1,439	$16,290	$(1,255)	$19,371
Interest revenue—intercompany	963	661	741	22	97	(2,462)	(22)	—
Interest expense	2,138	522	508	18	66	2,891	(18)	6,125
Interest expense—intercompany	(218)	903	347	463	384	(1,416)	(463)	—

Net interest revenue	$(892)	$805	$(106)	$796	$1,806	$12,353	$(796)	$13,246

Commissions and fees	$—	$1,062	$—	$14	$34	$2,152	$(14)	$3,248
Commissions and fees—intercompany	—	31	—	37	41	(72)	(37)	—
Principal transactions	(194)	2,231	(639)	—	2	128	—	1,528
Principal transactions—intercompany	(3)	(1,727)	653	—	1	1,076	—	—
Other income	(3,915)	170	114	171	178	6,169	(171)	2,716
Other income—intercompany	4,146	47	(58)	—	38	(4,173)	—	—

Total non-interest revenues	$34	$1,814	$70	$222	$294	$5,280	$(222)	$7,492

Total revenues, net of interest expense	$792	$2,619	$(36)	$1,018	$1,380	$17,633	$(2,668)	$20,738

Provisions for credit losses and for benefits and claims	$—	$(5)	$—	$550	$586	$5,338	$(550)	$5,919

Expenses
Compensation and benefits	$15	$1,454	$—	$121	$162	$4,486	$(121)	$6,117
Compensation and benefits—intercompany	2	54	—	30	30	(86)	(30)	—
Other expense	50	653	2	2,999	3,032	1,666	(2,999)	5,403
Other expense—intercompany	84	130	1	151	160	(375)	(151)	—

Total operating expenses	$151	$2,291	$3	$3,301	$3,384	$5,691	$(3,301)	$11,520

Income (loss) before taxes and equity in undistributed income of subsidiaries	$641	$333	$(39)	$(2,833)	$(2,590)	$6,604	$1,183	$3,299
Income taxes (benefits)	(430)	68	(10)	(829)	(747)	1,817	829	698
Equities in undistributed income of subsidiaries	1,097	—	—	—	—	—	(1,097)	—

Income (loss) from continuing operations	$2,168	$265	$(29)	$(2,004)	$(1,843)	$4,787	$(743)	$2,601
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	(374)	—	(374)

Net income (loss) before attrition of noncontrolling interest	$2,168	$265	$(29)	$(2,004)	$(1,843)	$4,413	$(743)	$2,227

Net income (loss) attributable to noncontrolling interests	—	15	—	—	—	44	—	59

Citigroup's net income (loss)	$2,168	$250	$(29)	$(2,004)	$(1,843)	$4,369	$(743)	$2,168

Condensed Consolidating Statements of Income

	Nine Months Ended September 30, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$13,254	$—	$—	$—	$—	$—	$(13,254)	$—
Interest revenue	$208	$4,620	$8	$3,983	$4,568	$51,237	$(3,983)	$60,641
Interest revenue—intercompany	2,010	1,657	2,378	62	288	(6,333)	(62)	—
Interest expense	6,489	1,619	1,774	65	213	8,700	(65)	18,795
Interest expense—intercompany	(623)	1,979	139	1,488	1,024	(2,519)	(1,488)	—

Net interest revenue	$(3,648)	$2,679	$473	$2,492	$3,619	$38,723	$(2,492)	$41,846

Commissions and fees	$—	$3,274	$—	$37	$109	$6,739	$(37)	$10,122
Commissions and fees—intercompany	—	112	—	114	127	(239)	(114)	—
Principal transactions	(263)	8,278	(138)	—	(4)	25	—	7,898
Principal transactions—intercompany	(6)	(4,672)	496	—	(122)	4,304	—	—
Other income	(4,253)	571	114	385	551	11,381	(385)	8,364
Other income—intercompany	4,651	52	(58)	—	54	(4,699)	—	—

Total non-interest revenues	$129	$7,615	$414	$536	$715	$17,511	$(536)	$26,384

Total revenues, net of interest expense	$9,735	$10,294	$887	$3,028	$4,334	$56,234	$(16,282)	$68,230

Provisions for credit losses and for benefits and claims	$—	$22	$—	$1,853	$2,038	$19,142	$(1,853)	$21,202

Expenses
Compensation and benefits	$115	$4,317	$—	$405	$551	$13,257	$(405)	$18,240
Compensation and benefits—intercompany	5	160	—	97	97	(262)	(97)	—
Other expense	255	2,170	2	3,234	3,351	10,886	(3,234)	16,664
Other expense—intercompany	239	322	5	471	500	(1,066)	(471)	—

Total operating expenses	$614	$6,969	$7	$4,207	$4,499	$22,815	$(4,207)	$34,904

Income (loss) before taxes and equity in undistributed income of subsidiaries	$9,121	$3,303	$880	$(3,032)	$(2,203)	$14,277	$(10,222)	$12,124
Income taxes (benefits)	(1,906)	1,053	308	(901)	(633)	3,724	901	2,546
Equities in undistributed income of subsidiaries	(1,734)	—	—	—	—	—	1,734	—

Income (loss) from continuing operations	$9,293	$2,250	$572	$(2,131)	$(1,570)	$10,553	$(9,389)	$9,578
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	(166)	—	(166)

Net income (loss) before attrition of noncontrolling interest	$9,293	$2,250	$572	$(2,131)	$(1,570)	$10,387	$(9,389)	$9,412

Net income (loss) attributable to noncontrolling interests	—	31	—	—	—	88	—	119

Citigroup's net income (loss)	$9,293	$2,219	$572	$(2,131)	$(1,570)	$10,299	$(9,389)	$9,293

Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$1,005	$—	$—	$—	$—	$—	$(1,005)	$—
Interest revenue	$57	1,682	$—	$1,526	$1,759	$15,180	$(1,526)	$18,678
Interest revenue—intercompany	477	(90)	1,053	1,689	96	(1,536)	(1,689)	—
Interest expense	2,495	644	400	17	84	3,057	(17)	6,680
Interest expense—intercompany	(137)	(165)	260	2,212	377	(335)	(2,212)	—

Net interest revenue	$(1,824)	$1,113	$393	$986	$1,394	$10,922	$(986)	$11,998

Commissions and fees	$—	$1,229	$—	$16	$36	$2,433	$(16)	$3,698
Commissions and fees—intercompany	—	188	—	51	63	(251)	(51)	—
Principal transactions	317	2,431	(610)	—	2	(797)	—	1,343
Principal transactions—intercompany	(493)	(1,380)	192	—	(13)	1,694	—	—
Other income	(1,158)	676	(100)	112	142	3,791	(112)	3,351
Other income—intercompany	2,485	23	77	—	5	(2,590)	—	—

Total non-interest revenues	$1,151	$3,167	$(441)	$179	$235	$4,280	$(179)	$8,392

Total revenues, net of interest expense	$332	$4,280	$(48)	$1,165	$1,629	$15,202	$(2,170)	$20,390

Provisions for credit losses and for benefits and claims	$—	$58	$—	$770	$875	$8,162	$(770)	$9,095

Expenses
Compensation and benefits	$(44)	$1,471	$—	$134	$179	$4,530	$(134)	$6,136
Compensation and benefits— intercompany	2	68	—	35	35	(105)	(35)	—
Other expense	192	683	1	169	209	4,603	(169)	5,688
Other expense—intercompany	163	198	2	143	160	(523)	(143)	—

Total operating expenses	$313	$2,420	$3	$481	$583	$8,505	$(481)	$11,824

Income (loss) before taxes and equity in undistributed income of subsidiaries	$19	$1,802	$(51)	$(86)	$171	$(1,465)	$(919)	$(529)
Income taxes (benefits)	(392)	608	(18)	(53)	37	(1,357)	53	(1,122)
Equities in undistributed income of subsidiaries	(310)	—	—	—	—	—	310	—

Income (loss) from continuing operations	$101	$1,194	$(33)	$(33)	$134	$(108)	$(662)	$593
Income from discontinued operations, net of taxes	—	—	—	—	—	(418)	—	(418)

Net income (loss) before attribution of noncontrolling interests	$101	$1,194	$(33)	$(33)	$134	$(526)	$(662)	$175

Net income (loss) attributable to noncontrolling interests	—	19	—	—	—	55	—	74

Citigroup's net income (loss)	$101	$1,175	$(33)	$(33)	$134	$(581)	$(662)	$101

Condensed Consolidating Statements of Income

	Nine Months Ended September 30, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiary banks and bank holding companies	$1,040	$—	$—	$—	$—	$—	$(1,040)	$—
Interest revenue	$234	$5,881	$1	$4,732	$5,418	$47,398	$(4,732)	$58,932
Interest revenue—intercompany	1,833	2,079	3,143	46	325	(7,380)	(46)	—
Interest expense	6,707	2,060	1,365	63	303	10,744	(63)	21,179
Interest expense—intercompany	(667)	1,635	699	1,677	1,242	(2,909)	(1,677)	—

Net interest revenue	$(3,973)	$4,265	$1,080	$3,038	$4,198	$32,183	$(3,038)	$37,753

Commissions and fees	$—	$4,711	$—	$38	$95	$6,960	$(38)	$11,766
Commissions and fees—intercompany	—	247	—	86	107	(354)	(86)	—
Principal transactions	434	1,302	(869)	—	2	6,175	—	7,044
Principal transactions—intercompany	(714)	2,530	133	—	(99)	(1,850)	—	—
Other income	3,514	13,296	(25)	321	489	1,043	(321)	18,317
Other income—intercompany	(1,906)	(12)	16	2	37	1,865	(2)	—

Total non-interest revenues	$1,328	$22,074	$(745)	$447	$631	$13,839	$(447)	$37,127

Total revenues, net of interest expense	$(1,605)	$26,339	$335	$3,485	$4,829	$46,022	$(4,525)	$74,880

Provisions for credit losses and for benefits and claims	$—	$96	$—	$2,708	$3,044	$28,938	$(2,708)	$32,078

Expenses
Compensation and benefits	$(89)	$5,144	$—	$393	$514	$13,161	$(393)	$18,730
Compensation and benefits— intercompany	5	403	—	106	106	(514)	(106)	—
Other expense	600	2,011	2	358	471	13,694	(358)	16,778
Other expense—intercompany	260	538	7	416	465	(1,270)	(416)	—

Total operating expenses	$776	$8,096	$9	$1,273	$1,556	$25,071	$(1,273)	$35,508

Income (loss) before taxes and equity in undistributed income of subsidiaries	$(2,381)	$18,147	$326	$(496)	$229	$(7,987)	$(544)	$7,294
Income taxes (benefits)	(1,437)	6,772	97	(201)	52	(4,864)	201	620
Equities in undistributed income of subsidiaries	6,917	—	—	—	—	—	(6,917)	—

Income (loss) from continuing operations	$5,973	$11,375	$229	$(295)	$177	$(3,123)	$(7,662)	$6,674
Income from discontinued operations, net of taxes	—	—	—	—	—	(677)	—	(677)

Net income (loss) before attribution of noncontrolling interests	$5,973	$11,375	$229	$(295)	$177	$(3,800)	$(7,662)	$5,997

Net income (loss) attributable to noncontrolling interests	—	(32)	—	—	—	56	—	24

Citigroup's net income (loss)	$5,973	$11,407	$229	$(295)	$177	$(3,856)	$(7,662)	$5,973

Condensed Consolidating Balance Sheet

	September 30, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$1,798	$1	$203	$276	$24,267	$(203)	$26,342
Cash and due from banks—intercompany	9	2,935	1	150	168	(3,113)	(150)	—
Federal funds sold and resale agreements	—	195,153	—	—	—	44,904	—	240,057
Federal funds sold and resale agreements—intercompany	—	18,254	—	—	—	(18,254)	—	—
Trading account assets	10	142,688	—	—	8	194,392	—	337,098
Trading account assets—intercompany	66	13,161	121	—	—	(13,348)	—	—
Investments	23,824	193	—	2,537	2,629	313,604	(2,537)	340,250
Loans, net of unearned income	—	376	—	34,480	39,513	614,422	(34,480)	654,311
Loans, net of unearned income—intercompany	—	—	93,278	3,464	8,131	(101,409)	(3,464)	—
Allowance for loan losses	—	(48)	—	(3,379)	(3,702)	(39,924)	3,379	(43,674)

Total loans, net	$—	$328	$93,278	$34,565	$43,942	$473,089	$(34,565)	$610,637
Advances to subsidiaries	133,365	—	—	—	—	(133,365)	—	—
Investments in subsidiaries	207,181	—	—	—	—	—	(207,181)	—
Other assets	18,033	70,567	604	4,323	5,332	302,951	(4,323)	397,487
Other assets—intercompany	16,646	40,751	2,397	1	1,877	(61,671)	(1)	—
Assets of discontinued operations held for sale	—	—	—	—	—	31,409	—	31,409

Total assets	$399,134	$485,828	$96,402	$41,779	$54,232	$1,154,865	$(248,960)	$1,983,280

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$850,095	$—	$850,095
Federal funds purchased and securities loaned or sold	—	155,069	—	—	—	36,996	—	192,065
Federal funds purchased and securities loaned or sold—intercompany	185	7,862	—	—	—	(8,047)	—	—
Trading account liabilities	—	85,351	135	—	—	56,519	—	142,005
Trading account liabilities—intercompany	66	10,887	20	—	—	(10,973)	—	—
Short-term borrowings	18	3,005	10,967	1	783	72,240	(1)	87,013
Short-term borrowings—intercompany	—	66,666	30,413	10,747	2,914	(99,993)	(10,747)	—
Long-term debt	197,591	10,249	50,214	899	4,202	125,074	(899)	387,330
Long-term debt—intercompany	357	59,352	2,575	24,820	39,754	(102,038)	(24,820)	—
Advances from subsidiaries	22,657	—	—	—	—	(22,657)	—	—
Other liabilities	5,359	56,611	276	1,882	2,204	65,265	(1,882)	129,715
Other liabilities—intercompany	9,988	14,502	189	578	414	(25,093)	(578)	—
Liabilities of discontinued operations held for sale	—	—	—	—	—	29,874	—	29,874

Total liabilities	$236,221	$469,554	$94,789	$38,927	$50,271	$967,262	$(38,927)	$1,818,097

Citigroup stockholders' equity	162,913	15,808	1,613	2,852	3,961	185,799	(210,033)	162,913
Noncontrolling interest	—	466	—	—	—	1,804	—	2,270

Total equity	$162,913	$16,274	$1,613	$2,852	$3,961	$187,603	$(210,033)	$165,183

Total liabilities and equity	$399,134	$485,828	$96,402	$41,779	$54,232	$1,154,865	$(248,960)	$1,983,280

Condensed Consolidating Balance Sheet

	December 31, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$1,801	$—	$198	$297	$23,374	$(198)	$25,472
Cash and due from banks—intercompany	5	3,146	1	145	168	(3,320)	(145)	—
Federal funds sold and resale agreements	—	199,760	—	—	—	22,262	—	222,022
Federal funds sold and resale agreements—intercompany	—	20,626	—	—	—	(20,626)	—	—
Trading account assets	26	140,777	71	—	17	201,882	—	342,773
Trading account assets—intercompany	196	6,812	788	—	—	(7,796)	—	—
Investments	13,318	237	—	2,293	2,506	290,058	(2,293)	306,119
Loans, net of unearned income	—	248	—	42,739	48,821	542,435	(42,739)	591,504
Loans, net of unearned income—intercompany	—	—	129,317	3,387	7,261	(136,578)	(3,387)	—
Allowance for loan losses	—	(83)	—	(3,680)	(4,056)	(31,894)	3,680	(36,033)

Total loans, net	$—	$165	$129,317	$42,446	$52,026	$373,963	$(42,446)	$555,471
Advances to subsidiaries	144,497	—	—	—	—	(144,497)	—	—
Investments in subsidiaries	210,895	—	—	—	—	—	(210,895)	—
Other assets	14,196	69,907	1,186	6,440	7,317	312,183	(6,440)	404,789
Other assets—intercompany	10,412	38,047	3,168	47	1,383	(53,010)	(47)	—

Total assets	$393,545	$481,278	$134,531	$51,569	$63,714	$994,473	$(262,464)	$1,856,646

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$835,903	$—	$835,903
Federal funds purchased and securities loaned or sold	—	124,522	—	—	—	29,759	—	154,281
Federal funds purchased and securities loaned or sold—intercompany	185	18,721	—	—	—	(18,906)	—	—
Trading account liabilities	—	82,905	115	—	—	54,492	—	137,512
Trading account liabilities—intercompany	198	7,495	1,082	—	—	(8,775)	—	—
Short-term borrowings	1,177	4,593	10,136	—	379	52,594	—	68,879
Short-term borrowings—intercompany	—	69,306	62,336	3,304	33,818	(165,460)	(3,304)	—
Long-term debt	197,804	13,422	55,499	2,893	7,542	89,752	(2,893)	364,019
Long-term debt—intercompany	367	62,050	1,039	37,600	14,278	(77,734)	(37,600)	—
Advances from subsidiaries	30,275	—	—	—	—	(30,275)	—	—
Other liabilities	5,985	70,477	585	1,772	1,742	62,290	(1,772)	141,079
Other liabilities—intercompany	4,854	7,911	198	1,080	386	(13,349)	(1,080)	—

Total liabilities	$240,845	$461,402	$130,990	$46,649	$58,145	$810,291	$(46,649)	$1,701,673

Citigroup stockholders' equity	152,700	19,448	3,541	4,920	5,569	182,337	(215,815)	152,700
Noncontrolling interest	—	428	—	—	—	1,845	—	2,273

Total equity	$152,700	$19,876	$3,541	$4,920	$5,569	$184,182	$(215,815)	$154,973

Total liabilities and equity	$393,545	$481,278	$134,531	$51,569	$63,714	$994,473	$(262,464)	$1,856,646

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities	$10,821	$16,902	$1,023	$2,249	$3,161	$(7,626)	$(2,249)	$24,281

Cash flows from investing activities
Change in loans	$—	$26	$35,753	$2,439	$3,210	$17,426	$(2,439)	$56,415
Proceeds from sales and securitizations of loans	—	102	—	1,864	1,864	5,304	(1,864)	7,270
Purchases of investments	(23,026)	(11)	—	(472)	(477)	(310,854)	472	(334,368)
Proceeds from sales of investments	2,565	32	—	98	208	126,666	(98)	129,471
Proceeds from maturities of investments	10,323	—	—	261	270	143,076	(261)	153,669
Changes in investments and advances—intercompany	11,330	3,536	—	(77)	(870)	(13,996)	77	—
Business acquisitions	(20)	—	—	—	—	20	—	—
Other investing activities	—	(5,245)	—	(22)	(22)	23,461	22	18,194

Net cash provided by (used in) investing activities	$1,172	$(1,560)	$35,753	$4,091	$4,183	$(8,897)	$(4,091)	$30,651

Cash flows from financing activities
Dividends paid	$—	$—	$—	$—	$—	$—	$—	$—
Dividends paid-intercompany	—	(5,850)	(1,500)	—	—	7,350	—	—
Issuance of common stock	3,750	—	—	—	—	(3,750)	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—
Treasury stock acquired	(5)	—	—	—	—	—	—	(5)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	(6,748)	(2,570)	(4,792)	(994)	(2,340)	(18,317)	994	(34,767)
Proceeds/(Repayments) from issuance of long-term debt—intercompany, net	—	(2,908)	—	(12,780)	25,476	(22,568)	12,780	—
Change in deposits	—	—	—	—	—	14,192	—	14,192
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	11	(1,588)	870	—	404	(36,818)	—	(37,121)
Net change in short-term borrowings and other advances—intercompany	(8,211)	(2,640)	(31,353)	7,444	(30,904)	73,108	(7,444)	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	(786)	—	—	—	—	3,750	—	2,964

Net cash used in financing activities	$(11,989)	$(15,556)	$(36,775)	$(6,330)	$(7,364)	$16,947	$6,330	$(54,737)

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$624	$—	$624

Net cash provided by discontinued operations	$—	$—	$—	$—	$—	$51	$—	$51

Net increase (decrease) in cash and due from banks	$4	$(214)	$1	$10	$(20)	$1,099	$(10)	$870
Cash and due from banks at beginning of period	5	4,947	1	343	464	20,055	(343)	25,472

Cash and due from banks at end of period	$9	$4,733	$2	$353	$444	$21,154	$(353)	$26,342

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(332)	$172	$392	$(55)	$37	$3,123	$55	$3,392
Interest	6,941	3,926	761	1,998	1,189	4,472	(1,998)	17,289
Non-cash investing activities:
Transfers to repossessed assets	$—	$220	$—	$996	$1,042	$796	$(996)	$2,058

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2009
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash (used in) provided by operating activities	$(1,854)	$18,928	$2,185	$3,312	$3,757	$(36,538)	$(3,312)	$(13,522)

Cash flows from investing activities
Change in loans	$—	$—	$(9,324)	$1,528	$1,504	$(119,841)	$(1,528)	$(127,661)
Proceeds from sales and securitizations of loans	—	163	—	—	—	185,279	—	185,442
Purchases of investments	(13,777)	(13)	—	(531)	(579)	(152,746)	531	(167,115)
Proceeds from sales of investments	6,892	—	—	398	435	59,563	(398)	66,890
Proceeds from maturities of investments	20,209	—	—	230	309	69,700	(230)	90,218
Changes in investments and advances—intercompany	(20,968)	—	—	(290)	4,202	16,766	290	—
Business acquisitions	—	—	—	—	—	—	—	—
Other investing activities	—	(775)	—	—	—	(42,291)	—	(43,066)

Net cash (used in) provided by investing activities	$(7,644)	$(625)	$(9,324)	$1,335	$5,871	$16,430	$(1,335)	$4,708

Cash flows from financing activities
Dividends paid	$(3,235)	$—	$—	$—	$—	$—	$—	(3,235)
Dividends paid-intercompany	(122)	(1,000)	—	—	—	1,122	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—
Treasury stock acquired	(3)	—	—	—	—	—	—	(3)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	12,235	(2,406)	14,020	(537)	(1,985)	(15,250)	537	6,614
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	—	(14,450)	—	(2,854)	(2,202)	16,652	2,854	—
Change in deposits	—	—	—	—	—	58,418	—	58,418
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(1,339)	(4,181)	(20,932)	(1,225)	(226)	(29,465)	1,225	(56,143)
Net change in short-term borrowings and other advances—intercompany	2,081	3,583	14,056	—	(5,154)	(14,566)	—	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	(116)	—	(5)	—	(41)	46	—	(116)

Net cash provided by (used in) financing activities	$9,501	$(18,454)	$7,139	$(4,616)	$(9,608)	$16,957	$4,616	$5,535

Effect of exchange rate changes on cash and due from banks	$—	—	—	—	—	$582	—	$582

Net cash used in discontinued operations	$—	—	—	—	—	$(74)	—	$(74)

Net increase (decrease) in cash and due from banks	$3	$(151)	$—	$31	$20	$(2,643)	$(31)	$(2,771)
Cash and due from banks at beginning of period	13	4,557	1	290	396	24,286	(290)	29,253

Cash and due from banks at end of period	$16	$4,406	$1	$321	$416	$21,643	$(321)	$26,482

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$613	$(743)	$422	$96	$381	$(1,924)	$(96)	$(1,251)
Interest	6,190	6,006	2,232	2,454	469	6,441	(2,454)	21,338
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$1,217	$1,261	$888	$(1,217)	$2,149

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (2009 Form 10-K), as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Credit-Crisis-Related Litigation and Other Matters

        As discussed at pages 263-265 of our 2009 Form 10-K, Citigroup and its affiliates continue to defend lawsuits and arbitrations asserting claims for damages and other relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. These actions, which assert a variety of claims under federal and state law, include, among other matters, class actions brought on behalf of putative classes of investors in various securities issued by Citigroup as well as actions asserted by individual investors and counterparties to various transactions, and are pending in various state and federal courts as well as before arbitration tribunals. These actions are at various procedural stages.

        In addition to these litigations and arbitrations, Citigroup continues to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission (SEC), the Federal Housing Finance Agency, state attorneys general, and other government agencies in connection with various formal and informal inquiries concerning Citigroup's subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup's sponsorship, packaging, issuance, servicing and underwriting of residential mortgage-backed securities and collateralized debt obligations and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving Citigroup's settlement of the SEC's investigation into certain of Citigroup's 2007 disclosures concerning its subprime-related business activities, pursuant to which Citigroup agreed to pay a $75 million civil penalty and maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).

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

        Certain of these matters assert claims for substantial or indeterminate damages. The claims asserted in these matters typically are broad, often spanning a multi-year period and sometimes a wide range of business activities, and the plaintiffs' alleged damages typically are not quantified or factually supported in the complaint. Many of the most significant of these matters remain in very preliminary stages, with few or no substantive legal decisions by the court or tribunal defining the scope of the claims, the class (if any), or the potentially available damages, and fact discovery is still in progress or has not yet begun. In many of these matters, Citigroup has not yet answered the complaint or asserted its defenses. For all these reasons, Citigroup cannot at this time estimate the possible loss or range of loss, if any, for these matters or predict the timing of their eventual resolution.

Subprime and Other Mortgage-Related Litigation and Other Matters

        Securities Actions:    On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION, and fact discovery has commenced.

        ERISA Actions:    On September 28, 2010, the Second Circuit held oral argument on Plaintiffs' appeal from the district court's dismissal of IN RE CITIGROUP INC. ERISA LITIGATION. Additional information relating to this action is publicly available in court filings under the consolidated lead docket number 07 Civ. 9790 (S.D.N.Y.) (Stein, J.) and under GRAY v. CITIGROUP INC., 09 Civ. 3804 (2d Cir.).

        Derivative Actions and Related Proceedings:    On the basis of an investigation, report, and recommendation from an independent committee of Citigroup's Board of Directors, the Board refused certain shareholder demands raising subprime issues. Amended pleadings were filed in two of the pending derivative actions. Additional information relating to these actions is publicly available in court filings under the index number 650417/09 (N.Y. Super. Ct.) (Fried, J.) and the consolidated lead docket number 07 Civ. 9841 (S.D.N.Y.) (Stein, J.).

        Counterparty and Investor Actions:    An arbitration hearing has been scheduled for May 2011 in connection with statutory and common law claims asserted by the Abu Dhabi Investment Authority arising out of its $7.5 billion investment in Citigroup. Discovery in this matter is ongoing.

        In addition, beginning in July 2010, several investors, including Cambridge Place Investment Management, The Charles Schwab Corporation, the Federal Home Loan Bank of Chicago and the Federal Home Loan Bank of Indianapolis, have filed lawsuits against Citigroup and certain of its affiliates alleging actionable misstatements or omissions in connection with the issuance and underwriting of residential mortgage-backed securities. As a general matter, the plaintiffs in these actions are seeking rescission of their investments or other damages. Additional information relating to these actions is publicly available in court filings under the docket numbers 10 Civ. 11376 (D. Mass.) (Gorton, J.), 10 Civ. 4030 (N.D. Cal.) (Illston, J.), 10 CH 45033 (Ill. Cook County Cir. Ct.), LC 091499 (Cal. L.A. County Super. Ct.) and 10 PL 045071 (Ind. Marion County Super. Ct.).

        The subprime-mortgage-related proceedings described above are in their preliminary stages. Accordingly, Citigroup cannot at this time estimate the possible loss or range of loss, if any, for these actions or predict the timing of their eventual resolution.

Auction Rate Securities-Related Litigation and Other Matters

        On the basis of an investigation, report, and recommendation from an independent committee of Citigroup's Board of Directors, the Board refused a shareholder demand raising issues related to auction rate securities.

Research Analyst Litigation

        In HOLMES v. GRUBMAN, No. 10-409 (U.S.), petitioners-plaintiffs submitted a petition for certiorari to the United States Supreme Court seeking review of the United States Court of Appeals for the Second Circuit's decision affirming dismissal of the action.

        In DISHER v. CITIGROUP GLOBAL MARKETS INC., oral argument on Citigroup Global Markets Inc.'s motion to dismiss has been scheduled for November 16, 2010. Additional information relating to this action is publicly available in court filings under docket number 04-L-265 (Cir. Ct. 3d Jud. Cir. Madison County Ill.).

Adelphia Litigation

        On September 22, 2010, the Adelphia Recovery Trust agreed in principle to settle its claims against numerous pre-petition lenders and investment banks, including Citigroup, in the action entitled ADELPHIA RECOVERY TRUST v. BANK OF AMERICA N.A., ET AL., 05 Civ. 9050 (S.D.N.Y.) (McKenna, J.). The agreement in principle is subject to execution of a final settlement agreement and court approval.

Terra Firma Litigation

        On September 15, 2010, the district court issued an order granting in part and denying in part Citigroup's motion for summary judgment. Plaintiffs' claims for negligent misrepresentation and tortious interference were dismissed. On October 18, 2010, a jury trial commenced on plaintiffs' remaining claims for fraudulent misrepresentation and fraudulent concealment. The court dismissed the fraudulent concealment claim before sending the case to the jury. On November 4, 2010, the jury returned a verdict on the fraudulent misrepresentation claim in favor of Citi. Additional information regarding the action is publicly available in court filings under docket number 09 Civ. 10459 (S.D.N.Y.) (Rakoff, J.).

Student Loan Corporation Litigation

        Beginning in September, three shareholders of Student Loan Corporation (SLC) filed putative class actions in Delaware and Connecticut against SLC and its Board of Directors, CBNA, Citigroup Inc., and Discover Financial Services seeking to enjoin the SLM Transaction, the DFS Merger and the CBNA Transaction. Among other things, plaintiffs allege that the individual defendants and CBNA breached their fiduciary duties by failing to maximize the value to be received by SLC's stockholders, and that Citigroup Inc. aided and abetted the other defendants' breaches of fiduciary duties. Plaintiffs in these actions are seeking, among other things, preliminary and permanent injunctive relief against the consummation of the Transactions by the defendants, compensatory damages, and costs and disbursements. Although it is the opinion of Citigroup's management, based on current knowledge, that the eventual outcome of these matters would not be likely to have a material adverse effect on the consolidated financial condition of Citi, in the event an order preliminarily or permanently enjoining the transactions were entered, the benefits to Citigroup of the SLM Transaction, the DFS Merger and the CBNA Transaction would be delayed or not achieved.

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

        The following table summarizes Citigroup's share repurchases during the first nine months of 2010:

In millions, except per share amounts	Total shares purchased(1)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
First quarter 2010
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	12.5	3.57	N/A
Total first quarter 2010	12.5	$3.57	$6,739

Second quarter 2010
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	121.2	4.93	N/A
Total second quarter 2010	121.2	$4.93	$6,739

July 2010
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	0.3	3.99	N/A
August 2010
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	0.1	4.01	N/A
September 2010
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	13.9	3.95	N/A

Third quarter 2010
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	14.3	3.95	N/A

Total third quarter 2010	14.3	$3.95	$6,739

Year-to-date 2010
Open market repurchases(1)	—	$—	$6,739

Employee transactions(2)	148.0	4.72	N/A

Total year-to-date 2010	148.0	$4.72	$6,739

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

Item 6.    Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of November, 2010.

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
10.01+	Form of Citigroup Equity or Deferred Cash Award Agreement (effective November 1, 2010).
10.02+	Form of 2010 Citi Stock Payment Program Notification for Awards Granted on September 30, 2010.
10.03+	Form of 2010 Citi Stock Payment Program Notification for Awards Granted in October, November and December 2010.
10.04+	Form of Citi Long-Term Restricted Stock Award Agreement (effective November 1, 2010).
12.01+	Calculation of Ratio of Income to Fixed Charges.
12.02+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended September 30, 2010, filed on November 5, 2010, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance

Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith