Form 10-K
period 2010-12-31
CITIGROUP INC
filed 2011-02-25
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 1-9924

Citigroup Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1568099
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

399 Park Avenue, New York, NY	10043
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 559-1000

Securities registered pursuant to Section 12(b) of the Act: See Exhibit 99.01

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  X  No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  X  No

The aggregate market value of Citigroup Inc. common stock held by non-affiliates of Citigroup Inc. on June 30, 2010 was approximately $108.8 billion.

Number of shares of common stock outstanding on January 31, 2011: 29,056,025,228

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement for the annual meeting of stockholders scheduled to be held on April 21, 2011, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

10-K CROSS-REFERENCE INDEX

This Annual Report on Form 10-K incorporates the requirements of the accounting profession and the Securities and Exchange Commission.

Form 10-K
Item Number		Page

Part I

1.	Business	4-33, 37, 114-121,
124-125, 162, 281-282

1A.	Risk Factors	51-60

1B.	Unresolved Staff Comments	Not Applicable

2.	Properties	282-283

3.	Legal Proceedings	263-268

4.	(Removed and Reserved)	—

Part II

5.	Market for Registrant’s Common
Equity, Related Stockholder
Matters, and Issuer Purchases of
	Equity Securities	40, 169, 279,
283-284, 286

6.	Selected Financial Data	8-9

7.	Management’s Discussion and
Analysis of Financial Condition
	and Results of Operations	4-50, 61-113

7A.	Quantitative and Qualitative
	Disclosures About Market Risk	61-113, 163-164,
183-208,
211-255

8.	Financial Statements and
	Supplementary Data	131-280

9.	Changes in and Disagreements
with Accountants on Accounting
	and Financial Disclosure	Not Applicable

9A.	Controls and Procedures	122-123

9B.	Other Information	Not Applicable

Part III

10.	Directors, Executive Officers and
	Corporate Governance	285-286, 288*

11.	Executive Compensation	**

12.	Security Ownership of Certain
Beneficial Owners and
Management and Related
	Stockholder Matters	***

13.	Certain Relationships and Related
Transactions, and Director
	Independence	****

14.	Principal Accounting Fees and
	Services	*****

Part IV

15.	Exhibits and Financial Statement
Schedules

*	For additional information regarding Citigroup’s Directors, see “Corporate Governance,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Citigroup’s Annual Meeting of Stockholders scheduled to be held on April 21, 2011, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.
**	See “Executive Compensation—Compensation Discussion and Analysis,” “—2010 Summary Compensation Table” and “—The Personnel and Compensation Committee Report” in the Proxy Statement, incorporated herein by reference.
***	See “About the Annual Meeting,” “Stock Ownership” and “Proposal 3: Approval of Amendment to the Citigroup 2009 Stock Incentive Plan” in the Proxy Statement, incorporated herein by reference.
****	See “Corporate Governance—Director Independence,” “—Certain Transactions and Relationships, Compensation Committee Interlocks and Insider Participation,” “—Indebtedness,” “Proposal 1: Election of Directors” and “Executive Compensation” in the Proxy Statement, incorporated herein by reference.
*****	See “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, incorporated herein by reference.

CITIGROUP’S 2010 ANNUAL REPORT ON FORM 10-K

OVERVIEW	4
CITIGROUP SEGMENTS AND REGIONS	5
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS	6
EXECUTIVE SUMMARY	6
RESULTS OF OPERATIONS	8
FIVE-YEAR SUMMARY OF SELECTED
FINANCIAL DATA	8
SEGMENT, BUSINESS AND PRODUCT—
INCOME (LOSS) AND REVENUES	10
CITICORP	12
Regional Consumer Banking	13
North America Regional Consumer Banking	14
EMEA Regional Consumer Banking	16
Latin America Regional Consumer Banking	18
Asia Regional Consumer Banking	20
Institutional Clients Group	22
Securities and Banking	23
Transaction Services	25
CITI HOLDINGS	26
Brokerage and Asset Management	27
Local Consumer Lending	28
Special Asset Pool	30
CORPORATE/OTHER	33
BALANCE SHEET REVIEW	34
Segment Balance Sheet at December 31, 2010	37
CAPITAL RESOURCES AND LIQUIDITY	38
Capital Resources	38
Funding and Liquidity	44
CONTRACTUAL OBLIGATIONS	50
RISK FACTORS	51
MANAGING GLOBAL RISK	61
Risk Management—Overview	61
Risk Aggregation and Stress Testing	62
Risk Capital	62
Credit Risk	63
Loan and Credit Overview	63
Loans Outstanding	64
Details of Credit Loss Experience	66
Impaired Loans, Non-Accrual Loans and Assets, and
Renegotiated Loans	68
U.S. Consumer Mortgage Lending	72
North America Cards	79
Consumer Loan Details	83
Consumer Loan Modification Programs	85
Consumer Mortgage Representations and Warranties	90
Securities and Banking-Sponsored Private Label
Residential Mortgage Securitizations	93
Corporate Loan Details	94
Exposure to Commercial Real Estate	96
Market Risk	97
Operational Risk	106
Country and Cross-Border Risk Management Process;
Sovereign Exposure	108
DERIVATIVES	110
SIGNIFICANT ACCOUNTING POLICIES AND
SIGNIFICANT ESTIMATES	114
DISCLOSURE CONTROLS AND PROCEDURES	122
MANAGEMENT’S ANNUAL REPORT ON
INTERNAL CONTROL OVER FINANCIAL
REPORTING	123
FORWARD-LOOKING STATEMENTS	124
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM—INTERNAL
CONTROL OVER FINANCIAL REPORTING	126
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM—
CONSOLIDATED FINANCIAL STATEMENTS	127
FINANCIAL STATEMENTS AND NOTES TABLE
OF CONTENTS	129
CONSOLIDATED FINANCIAL STATEMENTS	131
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS	139
FINANCIAL DATA SUPPLEMENT (Unaudited)	280
Ratios	280
Average Deposit Liabilities in Offices Outside the U.S.	280
Maturity Profile of Time Deposits ($100,000 or more) in U.S. Offices	280
SUPERVISION AND REGULATION	281
CUSTOMERS	282
COMPETITION	282
PROPERTIES	282
LEGAL PROCEEDINGS	283
UNREGISTERED SALES OF EQUITY;
PURCHASES OF EQUITY SECURITIES;
DIVIDENDS	283
PERFORMANCE GRAPH	284
CORPORATE INFORMATION	285
Citigroup Executive Officers	285
CITIGROUP BOARD OF DIRECTORS	288

OVERVIEW

Introduction
Citigroup’s history dates back to the founding of Citibank in 1812. Citigroup’s original corporate predecessor was incorporated in 1988 under the laws of the State of Delaware. Following a series of transactions over a number of years, Citigroup Inc. was formed in 1998 upon the merger of Citicorp and Travelers Group Inc.
     Citigroup is a global diversified financial services holding company whose businesses provide consumers, corporations, governments and institutions with a broad range of financial products and services. Citi has approximately 200 million customer accounts and does business in more than 160 countries and jurisdictions.
     Citigroup currently operates, for management reporting purposes, via two primary business segments: Citicorp, consisting of Citi’s Regional Consumer Banking businesses and Institutional Clients Group; and Citi Holdings, consisting of Citi’s Brokerage and Asset Management and Local Consumer Lending businesses, and a Special Asset Pool. There is also a third segment, Corporate/Other. For a further description of the business segments and the products and services they provide, see “Citigroup Segments” below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the Consolidated Financial Statements.
     Throughout this report, “Citigroup”, “Citi” and “the Company” refer to Citigroup Inc. and its consolidated subsidiaries.
     Additional information about Citigroup is available on the company’s Web site at www.citigroup.com. Citigroup’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as its other filings with the SEC are available free of charge through the company’s Web site by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s Web site also contains periodic and current reports, proxy and information statements, and other information regarding Citi at www.sec.gov.
     Within this Form 10-K, please refer to the tables of contents on pages 3 and 129 for page references to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, respectively.
     At December 31, 2010, Citi had approximately 260,000 full-time employees compared to approximately 265,300 full-time employees at December 31, 2009.

Please see “Risk Factors” below for a discussion of
certain risks and uncertainties that could materially impact
Citigroup’s financial condition and results of operations.

     Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s presentation.

Impact of Adoption of SFAS 166/167
As previously disclosed, effective January 1, 2010, Citigroup adopted Accounting Standards Codification (ASC) 860, Transfers and Servicing, formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166), and ASC 810, Consolidations, formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). Among other requirements, the adoption of these standards includes the requirement that Citi consolidate certain of its credit card securitization trusts and cease sale accounting for transfers of credit card receivables to those trusts. As a result, reported and managed-basis presentations are comparable for periods beginning January 1, 2010. For comparison purposes, prior period revenues, net credit losses, provisions for credit losses and for benefits and claims and loans are presented where indicated on a managed basis in this Form 10-K. Managed presentations were applicable only to Citi’s North American branded and retail partner credit card operations in North America Regional Consumer Banking and Citi Holdings—Local Consumer Lending and any aggregations in which they are included. See “Capital Resources and Liquidity” and Note 1 to the Consolidated Financial Statements for an additional discussion of the adoption of SFAS 166/167 and its impact on Citigroup.

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

(1) Asia includes Japan, Latin America includes Mexico, and North America comprises the U.S., Canada and Puerto Rico.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

2010 Summary Results
During 2010, Citi continued to execute its strategy of growing and investing in its core businesses in Citicorp—Regional Consumer Banking, Securities and Banking and Transaction Services—while at the same time winding down the assets and businesses in Citi Holdings in an economically rational manner.

Citigroup
Citigroup reported net income for 2010 of $10.6 billion, compared to a net loss of $1.6 billion in 2009. Diluted EPS was $0.35 per share in 2010 versus a loss of $0.80 per share in 2009, and net revenues were $86.6 billion in 2010, versus $91.1 billion in 2009, on a comparable basis. On a reported basis, net interest revenue increased by $5.7 billion, or 12%, to $54.7 billion in 2010, generally as a result of the adoption of SFAS 166/167, partially offset by the continued run-off of higher-yielding assets in Citi Holdings and investments in lower-yielding securities. Non-interest revenues improved by approximately $578 million, or 2%, to $31.9 billion in 2010, primarily due to positive gross revenue marks in the Special Asset Pool in Citi Holdings of $2.0 billion in 2010 versus negative revenue marks of $4.6 billion in 2009, a $11.1 billion gain in 2009 on the sale of Smith Barney, a $1.4 billion pretax gain related to the public and private exchange offers consummated in July and September of 2009, and a $10.1 billion pretax loss associated with the repayment of TARP and the exit from the loss-sharing agreement with the U.S. government in December 2009.

Citicorp
Despite continued weaker market conditions, Citicorp net income remained strong in 2010 at $14.9 billion versus $15.3 billion in 2009, with earnings in Asia and Latin America contributing more than half of the total. The continued strength of the core Citi franchise was demonstrated by Citicorp revenues of $65.6 billion for 2010, with a 3% growth in revenues in Regional Consumer Banking on a comparable basis and a 3% growth in Transaction Services, offset by lower revenues in Securities and Banking.
     Business drivers in international Regional Consumer Banking reflected the impact in 2010 of the accelerating pace of economic recovery in regions outside of North America and increased investment spending by Citi:

  Revenues of $17.7 billion were up 9% year over year.
  Net income more than doubled to $4.2 billion.
  Average deposits and average loans each grew by 12% year over year.
  Card purchase sales grew 17% year over year.
     Securities and Banking revenues declined 15% to $23.1 billion in 2010. Excluding the impact of credit value adjustments (CVA), revenues were down 19% year over year to $23.5 billion. The decrease mainly reflected the impact of lower overall client market activity and more challenging global capital market conditions in 2010, as compared to 2009, which was a particularly strong year driven by robust fixed income markets and higher client activity levels in investment banking, especially in the first half of the year.

Citi Holdings
Citi Holdings’ net loss decreased 52%, from $8.9 billion to $4.2 billion, as compared to 2009. Lower revenues reflected the absence of the $11.1 billion pretax gain on the sale of Smith Barney in 2009 as well as a declining loan balance resulting mainly from asset sales and net paydowns.
     Citi Holdings assets stood at $359 billion at the end of 2010, down $128 billion, or 26%, from $487 billion at the end of 2009. Adjusting for the impact of adopting SFAS 166/167, which added approximately $43 billion of assets to the balance sheet on January 1, 2010, Citi Holdings assets were down by $171 billion during 2010, consisting of approximately:

  $108 billion in asset sales and business dispositions;
  $50 billion of net run-off and paydowns; and
  $13 billion of net cost of credit and net asset marks.

     As of December 31, 2010, Citi Holdings represented 19% of Citigroup assets, as compared to 38% in the first quarter of 2008. At December 31, 2010, Citi Holdings risk-weighted assets were approximately $330 billion, or 34%, of total Citigroup risk-weighted assets.

Credit Costs
Global credit continued to recover with the sixth consecutive quarter of sustained improvement in credit costs in the fourth quarter of 2010. For the full year, Citigroup net credit losses declined $11.4 billion, or 27%, to $30.9 billion in 2010 on a comparable basis, reflecting improvement in net credit losses in every region. During 2010, Citi released $5.8 billion in net reserves for loan losses and unfunded lending commitments, primarily driven by international Regional Consumer Banking, retail partner cards in Local Consumer Lending and the Corporate loan portfolio, while it built $8.3 billion of reserves in 2009. The total provision for credit losses and for benefits and claims of $26.0 billion in 2010 decreased 50% on a comparable basis year over year.
     Net credit losses in Citicorp declined 10% year-over-year on a comparable basis to $11.8 billion, and Citicorp released $2.2 billion in net reserves for loan losses and unfunded lending commitments, compared to a $2.9 billion reserve build in 2009. Net credit losses in Citi Holdings declined 35% on a comparable basis to $19.1 billion, and Citi Holdings released $3.6 billion in net reserves for loan losses and unfunded lending commitments, compared to a $5.4 billion reserve build in 2009.

Operating Expenses
Citigroup operating expenses were down 1% versus the prior year at $47.4 billion in 2010, as increased investment spending, FX translation, and inflation in Citicorp were more than offset by lower expenses in Citi Holdings. In Citicorp, expenses increased 10% year over year to $35.9 billion, mainly due to higher investment spending across all Citicorp businesses as well as FX translation and inflation. In Citi Holdings, operating expenses were down 31% year over year to $9.6 billion, reflecting the continued reduction of assets.

Capital and Loan Loss Reserve Positions
Citi increased its Tier 1 Common and Tier 1 Capital ratios during 2010. At December 31, 2010, Citi’s Tier 1 Common ratio was 10.8% and its Tier 1 Capital ratio was 12.9%, compared to 9.6% and 11.7% at December 31, 2009, respectively. Tier 1 Common was relatively flat year over year at $105 billion, even after absorbing a $14.2 billion reduction from the impact of SFAS 166/167 in the first quarter, while total risk-weighted assets declined 10% to $978 billion.
     Citigroup ended the year with a total allowance for loan losses of $40.7 billion, up $4.6 billion, or 13%, from the prior year, reflecting the impact of adopting SFAS 166/167 which added $13.4 billion on January 1, 2010. The allowance represented 6.31% of total loans and 209% of non-accrual loans as of December 31, 2010, up from 6.09% and 114%, respectively, at the end of 2009. The consumer loan loss reserve was $35.4 billion at December 31, 2010, representing 7.77% of total loans, versus $28.4 billion, or 6.70%, at December 31, 2009.

Liquidity and Funding
Citigroup maintained a high level of liquidity, with aggregate liquidity resources (including cash at major central banks and unencumbered liquid securities) of $322 billion at year-end 2010, up from $316 billion at year-end 2009. Citi also continued to grow its deposit base, closing 2010 with $845 billion in deposits, up 1% from year-end 2009. Structural liquidity (defined as deposits, long-term debt and equity as a percentage of total assets) remained strong at 73% as of December 31, 2010, flat compared to December 31, 2009, and up from 66% at December 31, 2008.
     Citigroup issued approximately $22 billion (excluding local country and securitizations) of long-term debt in 2010, representing just over half of its 2010 long-term maturities, due to its strong liquidity position and proceeds received from asset reductions in Citi Holdings. For additional information, see “Capital Resources and Liquidity—Funding and Liquidity” below.

2011 Business Outlook
In 2011, management will continue its focus on growing and investing in the core Citicorp franchise, while economically rationalizing Citi Holdings. However, Citigroup’s results will continue to be affected by factors outside of its control, such as the global economic and regulatory environment in the regions in which Citi operates. In particular, the macroeconomic environment in the U.S. remains challenging, with unemployment levels still elevated and continued pressure and uncertainty in the housing market, including home prices. Additionally, the continued implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Financial Reform Act), including the ongoing extensive rulemaking and interpretive issues, as well as the new capital standards for bank holding companies as adopted by the Basel Committee on Banking Supervision (Basel Committee) and U.S. regulators, will remain a significant source of uncertainty in 2011. Moreover, the implementation of the change in methodology for calculating FDIC insurance premiums, to be effective in the second quarter 2011, will have a negative impact on Citi’s earnings. (For additional information on these factors, see “Capital Resources and Liquidity” and “Risk Factors” below.)
     In Citicorp, Securities and Banking results for 2011 will depend on the level of client activity and on macroeconomic conditions, market valuations and volatility, interest rates and other market factors. Transaction Services business performance will also continue to be impacted by macroeconomic conditions as well as market factors, including interest rate levels, global economic and trade activity, volatility in capital markets, foreign exchange and market valuations.
     In Regional Consumer Banking, results during the year are likely to be driven by different trends in North America versus the international regions. In North America, if economic recovery is sustained, revenues could grow modestly, particularly in the second half of the year, assuming loan demand begins to recover. However, net credit margin in North America will likely continue to be driven primarily by improvement in net credit losses. Internationally, given continued economic expansion in these regions, net credit margin is likely to be driven by revenue growth, particularly in the second half of the year, as investment spending should continue to generate volume growth to outpace spread compression. International credit costs are likely to increase in 2011, reflecting a growing loan portfolio.
     In Citi Holdings, revenues for Local Consumer Lending should continue to decline reflecting a shrinking loan balance resulting from paydowns and asset sales. Based on current delinquency trends and ongoing loss-mitigation actions, credit costs are expected to continue to improve. Overall, however, Local Consumer Lending will likely continue to drive results in Citi Holdings.
     Operating expenses are expected to show some variability across quarters as the Company continues to invest in Citicorp while rationalizing Citi Holdings and maintaining expense discipline. Although Citi currently expects net interest margin (NIM) to remain under pressure during the first quarter of 2011, driven by continued low yields on investments and the run-off of higher yielding loan assets, NIM could begin to stabilize during the remainder of the year.

RESULTS OF OPERATIONS

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1				Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per-share amounts, ratios and direct staff	2010	(1)(2)	2009 (2)	2008 (2)	2007	(2)	2006	(2)
Net interest revenue	$54,652		$48,914	$53,749	$45,389		$37,928
Non-interest revenue	31,949		31,371	(2,150)	31,911		48,399
Revenues, net of interest expense	$86,601		$80,285	$51,599	$77,300		$86,327
Operating expenses	47,375		47,822	69,240	58,737		50,301
Provisions for credit losses and for benefits and claims	26,042		40,262	34,714	17,917		7,537
Income (loss) from continuing operations before income taxes	$13,184		$(7,799)	$(52,355)	$646		$28,489
Income taxes (benefits)	2,233		(6,733)	(20,326)	(2,546)		7,749
Income (loss) from continuing operations	$10,951		$(1,066)	$(32,029)	$3,192		$20,740
Income (loss) from discontinued operations, net of taxes (3)	(68)		(445)	4,002	708		1,087
Net income (loss) before attribution of noncontrolling interests	$10,883		$(1,511)	$(28,027)	$3,900		$21,827
Net income (loss) attributable to noncontrolling interests	281		95	(343)	283		289
Citigroup’s net income (loss)	$10,602		$(1,606)	$(27,684)	$3,617		$21,538
Less:
Preferred dividends–Basic	$9		$2,988	$1,695	$36		$64
Impact of the conversion price reset related to the $12.5 billion
convertible preferred stock private issuance—Basic	—		1,285	—	—		—
Preferred stock Series H discount accretion—Basic	—		123	37	—		—
Impact of the public and private preferred stock exchange offer	—		3,242	—	—		—
Dividends and undistributed earnings allocated to participating
securities, applicable to Basic EPS	90		2	221	261		512
Income (loss) allocated to unrestricted common shareholders for basic EPS	$10,503		$(9,246)	$(29,637)	$3,320		$20,962
Less: Convertible preferred stock dividends	—		(540)	(877)	—		—
Add: Incremental dividends and undistributed earnings allocated to participating securities,
applicable to Diluted EPS	2		—	—	—		2
Income (loss) allocated to unrestricted common shareholders for diluted EPS	$10,505		$(8,706)	$(28,760)	$3,320		$20,964
Earnings per share
Basic
Income (loss) from continuing operations	0.37		(0.76)	(6.39)	0.53		4.07
Net income (loss)	0.36		(0.80)	(5.63)	0.68		4.29
Diluted (4)
Income (loss) from continuing operations	$0.35		$(0.76)	$(6.39)	$0.53		$4.05
Net income (loss)	0.35		(0.80)	(5.63)	0.67		4.27
Dividends declared per common share	0.00		0.01	1.12	2.16		1.96

Statement continues on the next page, including notes to the table.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2				Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per-share amounts, ratios and direct staff	2010	(1)	2009 (2)	2008 (2)	2007	(2)	2006	(2)
At December 31
Total assets	$1,913,902		$1,856,646	$1,938,470	$2,187,480		$1,884,167
Total deposits	844,968		835,903	774,185	826,230		712,041
Long-term debt	381,183		364,019	359,593	427,112		288,494
Mandatorily redeemable securities of subsidiary trusts (included in long-term debt)	18,131		19,345	24,060	23,756		8,972
Common stockholders’ equity	163,156		152,388	70,966	113,447		118,632
Total stockholders’ equity	163,468		152,700	141,630	113,447		119,632
Direct staff (in thousands)	260		265	323	375		327
Ratios
Return on average common stockholders’ equity (5)	6.8%		(9.4)%	(28.8)%	2.9%		18.8%
Return on average total stockholders’ equity (5)	6.8		(1.1)	(20.9)	3.0		18.7
Tier 1 Common (6)	10.75%		9.60%	2.30%	5.02%		7.49%
Tier 1 Capital	12.91		11.67	11.92	7.12		8.59
Total Capital	16.59		15.25	15.70	10.70		11.65
Leverage (7)	6.60		6.87	6.08	4.03		5.16
Common stockholders’ equity to assets	8.52%		8.21%	3.66%	5.19%		6.30%
Total stockholders’ equity to assets	8.54		8.22	7.31	5.19		6.35
Dividend payout ratio (8)	NM		NM	NM	322.4		45.9
Book value per common share	$5.61		$5.35	$13.02	$22.71		$24.15
Ratio of earnings to fixed charges and preferred stock dividends	1.52	x	NM	NM	1.01	x	1.50	x

(1)	On January 1, 2010, Citigroup adopted SFAS 166/167. Prior periods have not been restated as the standards were adopted prospectively. See Note 1 to the Consolidated Financial Statements.
(2)	On January 1, 2009, Citigroup adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (now ASC 810-10-45-15, Consolidation: Noncontrolling Interest in a Subsidiary), and FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (now ASC 260-10-45-59A, Earnings Per Share: Participating Securities and the Two-Class Method). All prior periods have been restated to conform to the current period’s presentation.
(3)	Discontinued operations for 2006 to 2009 reflect the sale of Nikko Cordial Securities to Sumitomo Mitsui Banking Corporation, the sale of Citigroup’s German retail banking operations to Crédit Mutuel, and the sale of CitiCapital’s equipment finance unit to General Electric. In addition, discontinued operations for 2006 include the operations and associated gain on sale of substantially all of Citigroup’s asset management business. Discontinued operations for 2006 to 2010 also include the operations and associated gain on sale of Citigroup’s Travelers Life & Annuity; substantially all of Citigroup’s international insurance business; and Citigroup’s Argentine pension business sold to MetLife Inc. Discontinued operations for the second half of 2010 also reflect the sale of The Student Loan Corporation. See Note 3 to the Consolidated Financial Statements.
(4)	The diluted EPS calculation for 2009 and 2008 utilizes basic shares and income allocated to unrestricted common stockholders (Basic) due to the negative income allocated to unrestricted common stockholders. Using diluted shares and income allocated to unrestricted common stockholders (Diluted) would result in anti-dilution.
(5)	The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on total stockholders’ equity is calculated using net income divided by average stockholders’ equity.
(6)	As defined by the banking regulators, the Tier 1 Common ratio represents Tier 1 Capital less qualifying perpetual preferred stock, qualifying noncontrolling interests in subsidiaries and qualifying mandatorily redeemable securities of subsidiary trusts divided by risk-weighted assets.
(7)	The Leverage ratio represents Tier 1 Capital divided by adjusted average total assets.
(8)	Dividends declared per common share as a percentage of net income per diluted share.
NM Not meaningful

SEGMENT, BUSINESS AND PRODUCT—INCOME (LOSS) AND REVENUES

The following tables show the income (loss) and revenues for Citigroup on a segment, business and product view:

CITIGROUP INCOME (LOSS)

				% Change	% Change
In millions of dollars	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Income (loss) from continuing operations
CITICORP
Regional Consumer Banking
North America	$607	$730	$(1,504)	(17)%	NM
EMEA	103	(209)	50	NM	NM
Latin America	1,885	525	(3,083)	NM	NM
Asia	2,172	1,432	1,770	52	(19)%
Total	$4,767	$2,478	$(2,767)	92%	NM
Securities and Banking
North America	$2,537	$2,385	$2,395	6%	—
EMEA	1,832	3,426	588	(47)	NM
Latin America	1,072	1,536	1,113	(30)	38%
Asia	1,138	1,838	1,970	(38)	(7)
Total	$6,579	$9,185	$6,066	(28)%	51%
Transaction Services
North America	$544	$615	$323	(12)%	90%
EMEA	1,224	1,287	1,246	(5)	3
Latin America	653	604	588	8	3
Asia	1,253	1,230	1,196	2	3
Total	$3,674	$3,736	$3,353	(2)%	11%
Institutional Clients Group	$10,253	$12,921	$9,419	(21)%	37%
Total Citicorp	$15,020	$15,399	$6,652	(2)%	NM
CITI HOLDINGS
Brokerage and Asset Management	$(203)	$6,937	$(851)	NM	NM
Local Consumer Lending	(4,993)	(10,416)	(8,357)	52%	(25)%
Special Asset Pool	1,173	(5,369)	(27,289)	NM	80
Total Citi Holdings	$(4,023)	$(8,848)	$(36,497)	55%	76%
Corporate/Other	$(46)	$(7,617)	$(2,184)	99%	NM
Income (loss) from continuing operations	$10,951	$(1,066)	$(32,029)	NM	97%
Discontinued operations	$(68)	$(445)	$4,002	NM	NM
Net income (loss) attributable to noncontrolling interests	281	95	(343)	NM	NM
Citigroup’s net income (loss)	$10,602	$(1,606)	$(27,684)	NM	94%

NM Not meaningful

CITIGROUP REVENUES

				% Change	% Change
In millions of dollars	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
CITICORP
Regional Consumer Banking
North America	$14,790	$8,576	$8,607	72%	—%
EMEA	1,511	1,555	1,865	(3)	(17)
Latin America	8,727	7,917	9,488	10	(17)
Asia	7,414	6,766	7,461	10	(9)
Total	$32,442	$24,814	$27,421	31%	(10)%
Securities and Banking
North America	$9,392	$8,833	$10,821	6%	(18)%
EMEA	6,842	10,049	5,963	(32)	69
Latin America	2,532	3,421	2,374	(26)	44
Asia	4,318	4,806	5,570	(10)	(14)
Total	$23,084	$27,109	$24,728	(15)%	10%
Transaction Services
North America	$2,483	$2,526	$2,161	(2)%	17%
EMEA	3,356	3,389	3,677	(1)	(8)
Latin America	1,490	1,373	1,439	9	(5)
Asia	2,705	2,501	2,669	8	(6)
Total	$10,034	$9,789	$9,946	3%	(2)%
Institutional Clients Group	$33,118	$36,898	$34,674	(10)%	6%
Total Citicorp	$65,560	$61,712	$62,095	6%	(1)%
CITI HOLDINGS
Brokerage and Asset Management	$609	$14,623	$7,963	(96)%	84%
Local Consumer Lending	15,826	17,765	23,498	(11)	(24)
Special Asset Pool	2,852	(3,260)	(39,699)	NM	92
Total Citi Holdings	$19,287	$29,128	$(8,238)	(34)%	NM
Corporate/Other	$1,754	$(10,555)	$(2,258)	NM	NM
Total net revenues	$86,601	$80,285	$51,599	8%	56%

NM Not meaningful

CITICORP

Citicorp is the Company’s global bank for consumers and businesses and represents Citi’s core franchise. Citicorp is focused on providing best-in-class products and services to customers and leveraging Citigroup’s unparalleled global network. Citicorp is physically present in approximately 100 countries, many for over 100 years, and offers services in over 160 countries and jurisdictions. Citi believes this global network provides a strong foundation for servicing the broad financial services needs of large multinational clients and for meeting the needs of retail, private banking, commercial, public sector and institutional customers around the world. Citigroup’s global footprint provides coverage of the world’s emerging economies, which Citi believes represent a strong area of growth. At December 31, 2010, Citicorp had approximately $1.3 trillion of assets and $760 billion of deposits, representing approximately 67% of Citi’s total assets and approximately 90% of its deposits.
     Citicorp consists of the following businesses: Regional Consumer Banking (which includes retail banking and Citi-branded cards in four regions—North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Securities and Banking and Transaction Services).

				% Change	% Change
In millions of dollars	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net interest revenue	$38,820	$34,432	$35,328	13%	(3)%
Non-interest revenue	26,740	27,280	26,767	(2)	2
Total revenues, net of interest expense	$65,560	$61,712	$62,095	6%	(1)%
Provisions for credit losses and for benefits and claims
Net credit losses	$11,789	$6,155	$4,984	92%	23%
Credit reserve build(release)	(2,167)	2,715	3,405	NM	(20)
Provision for loan losses	$9,622	$8,870	$8,389	8%	6%
Provision for benefits and claims	151	164	176	(8)	(7)
Provision for unfunded lending commitments	(32)	138	(191)	NM	NM
Total provisions for credit losses and for benefits and claims	$9,741	$9,172	$8,374	6%	10%
Total operating expenses	$35,859	$32,640	$44,625	10%	(27)%
Income from continuing operations before taxes	$19,960	$19,900	$9,096	—	NM
Provisions for income taxes	4,940	4,501	2,444	10%	84%
Income from continuing operations	$15,020	$15,399	$6,652	(2)%	NM
Net income attributable to noncontrolling interests	122	68	29	79	NM
Citicorp’s net income	$14,898	$15,331	$6,623	(3)%	NM
Balance sheet data (in billions of dollars)
Total EOP assets	$1,283	$1,138	$1,067	13%	7%
Average assets	1,257	1,088	1,325	16%	(18)%
Total EOP deposits	760	734	675	4%	9%

NM Not meaningful

REGIONAL CONSUMER BANKING
Regional Consumer Banking (RCB) consists of Citigroup’s four RCB businesses that provide traditional banking services to retail customers. RCB also contains Citigroup’s branded cards business and Citi’s local commercial banking business. RCB is a globally diversified business with over 4,200 branches in 39 countries around the world. During 2010, 54% of total RCB revenues were from outside North America. Additionally, the majority of international revenues and loans were from emerging economies in Asia, Latin America, Central and Eastern Europe and the Middle East. At December 31, 2010, RCB had $330 billion of assets and $309 billion of deposits.

				% Change	% Change
In millions of dollars	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net interest revenue	$23,244	$16,404	$17,275	42%	(5)%
Non-interest revenue	9,198	8,410	10,146	9	(17)
Total revenues, net of interest expense	$32,442	$24,814	$27,421	31%	(10)%
Total operating expenses	$16,454	$15,041	$23,618	9%	(36)%
Net credit losses	$11,221	$5,410	$4,068	NM	33%
Credit reserve build (release)	(1,543)	1,819	2,091	NM	(13)
Provisions for unfunded lending commitments	(4)	—	—	—	—
Provision for benefits and claims	151	164	176	(8)%	(7)
Provisions for credit losses and for benefits and claims	$9,825	$7,393	$6,335	33%	17%
Income (loss) from continuing operations before taxes	$6,163	$2,380	$(2,532)	NM	NM
Income taxes (benefits)	1,396	(98)	235	NM	NM
Income (loss) from continuing operations	$4,767	$2,478	$(2,767)	92%	NM
Net income (loss) attributable to noncontrolling interests	(9)	—	11	—	(100)
Net income (loss)	$4,776	$2,478	$(2,778)	93%	NM
Average assets (in billions of dollars)	$311	242	268	29%	(10)%
Return on assets	1.54%	1.02%	(1.04)%
Total EOP assets	$330	$256	$245	29	5
Average deposits (in billions of dollars)	295	275	269	7	2
Net credit losses as a percentage of average loans	5.07%	3.63%	2.58%
Revenue by business
Retail banking	$15,834	$14,842	$15,427	7%	(4)%
Citi-branded cards	16,608	9,972	11,994	67	(17)
Total	$32,442	$24,814	$27,421	31%	(10)%
Income (loss) from continuing operations by business
Retail banking	$3,231	$2,593	$(3,592)	25%	NM
Citi-branded cards	1,536	(115)	825	NM	NM
Total	$4,767	$2,478	$(2,767)	92%	NM

NM Not meaningful

NORTH AMERICA REGIONAL CONSUMER BANKING
North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses in the U.S. NA RCB’s approximate 1,000 retail bank branches and 13.1 million retail customer accounts are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia, and certain larger cities in Texas. At December 31, 2010, NA RCB had $30.7 billion of retail banking and residential real estate loans and $144.8 billion of average deposits. In addition, NA RCB had 21.2 million Citi-branded credit card accounts, with $77.5 billion in outstanding card loan balances.

				% Change	% Change
In millions of dollars	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net interest revenue	$11,216	$5,204	$4,332	NM	20%
Non-interest revenue	3,574	3,372	4,275	6%	(21)
Total revenues, net of interest expense	$14,790	$8,576	$8,607	72%	—
Total operating expenses	$6,224	$5,987	$9,105	4%	(34)%
Net credit losses	$8,022	$1,151	$617	NM	87%
Credit reserve build (release)	(313)	527	465	NM	13
Provisions for benefits and claims	24	50	4	(52)%	NM
Provisions for loan losses and for benefits and claims	$7,733	$1,728	$1,086	NM	59%
Income (loss) from continuing operations before taxes	$833	861	$(1,584)	(3)%	NM
Income taxes (benefits)	226	131	(80)	73	NM
Income (loss) from continuing operations	$607	$730	$(1,504)	(17)%	NM
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss)	$607	$730	$(1,504)	(17)%	NM
Average assets (in billions of dollars)	$119	$73	$75	63%	(3)%
Average deposits (in billions of dollars)	$145	$140	$125	4%	12%
Net credit losses as a percentage of average loans	7.48%	2.43%	1.39%
Revenue by business
Retail banking	$5,325	$5,237	$4,613	2%	14%
Citi-branded cards	9,465	3,339	3,994	NM	(16)
Total	$14,790	$8,576	$8,607	72%	—
Income (loss) from continuing operations by business
Retail banking	$771	$805	$(1,714)	(4)%	NM
Citi-branded cards	(164)	(75)	210	NM	NM
Total	$607	$730	$(1,504)	(17)%	NM

NM Not meaningful

2010 vs. 2009
Revenues, net of interest expense increased 72% from the prior year, primarily due to the consolidation of securitized credit card receivables pursuant to the adoption of SFAS 166/167 effective January 1, 2010. On a comparable basis, Revenues, net of interest expense, declined 3% from the prior year, mainly due to lower volumes in branded cards as well as the net impact of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) on cards revenues. This decrease was partially offset by better mortgage-related revenues.
     Net interest revenue was down 6% on a comparable basis driven primarily by lower volumes in cards, with average managed loans down 7% from the prior year, and in retail banking, where average loans declined 11%. The increase in deposit volumes, up 4% from the prior year, was offset by lower spreads in the current interest rate environment.

     Non-interest revenue increased 9% on a comparable basis from the prior year mainly driven by better servicing hedge results and higher gains from loan sales in mortgages.
     Operating expenses increased 4% from the prior year, driven by the impact of litigation reserves in the first quarter of 2010 and higher marketing costs.
     Provisions for loan losses and for benefits and claims increased $6.0 billion primarily due to the consolidation of securitized credit card receivables pursuant to the adoption of SFAS 166/167. On a comparable basis, Provisions for loan losses and for benefits and claims decreased $0.9 billion, or 11%, primarily due to a net loan loss reserve release of $0.3 billion in 2010 compared to a $0.5 billion loan loss reserve build in the prior year, and lower net credit losses in the branded cards portfolio. Also on a comparable basis, the cards net credit loss ratio increased 61 basis points to 10.02%, driven by lower average loans.

2009 vs. 2008
Revenues, net of interest expense were fairly flat as higher credit losses in the securitization trusts were offset by higher net interest margin in cards, higher volumes in retail banking, and higher gains from loan sales in mortgages.
     Net interest revenue was up 20% driven by the impact of pricing actions relating to the CARD Act and lower funding costs in Citi-branded cards, and by higher deposit and loan volumes in retail banking, with average deposits up 12% and average loans up 11%.
     Non-interest revenue declined 21%, driven by higher credit losses flowing through the securitization trusts and by the absence of a $349 million gain on the sale of Visa shares and a $170 million gain from a cards portfolio sale in 2008. This decline was partially offset by higher gains from loan sales in mortgages.
     Operating expenses declined 34%. Excluding a 2008 goodwill impairment charge of $2.3 billion, expenses were down 12% reflecting the benefits from re-engineering efforts, lower marketing costs, and the absence of $217 million of repositioning charges in 2008 offset by the absence of a $159 million Visa litigation reserve release in 2008.
     Provisions for credit losses and for benefits and claims increased $642 million, or 59%, primarily due to rising net credit losses in both cards and retail banking. The continued weakening of leading credit indicators and trends in the macroeconomic environment during the period, including rising unemployment and higher bankruptcy filings, drove higher credit costs. The cards managed net credit loss ratio increased 376 basis points to 9.41%, while the retail banking net credit loss ratio increased 44 basis points to 0.90%.

EMEA REGIONAL CONSUMER BANKING
EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Central and Eastern Europe, the Middle East and Africa. Remaining activities in respect of Western Europe retail banking are included in Citi Holdings. EMEA RCB has generally repositioned its business, shifting from a strategy of widespread distribution to a focused strategy concentrating on larger urban markets within the region. An exception is Bank Handlowy, which has a mass market presence in Poland. The countries in which EMEA RCB has the largest presence are Poland, Turkey, Russia and the United Arab Emirates. At December 31, 2010, EMEA RCB had 298 retail bank branches with 3.7 million customer accounts, $4.4 billion in retail banking loans and $9.2 billion in average deposits. In addition, the business had 2.5 million Citi-branded card accounts with $2.8 billion in outstanding card loan balances.

				% Change	% Change
In millions of dollars	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net interest revenue	$931	$979	$1,269	(5)%	(23)%
Non-interest revenue	580	576	596	1	(3)
Total revenues, net of interest expense	$1,511	$1,555	$1,865	(3)%	(17)%
Total operating expenses	$1,169	$1,094	$1,500	7%	(27)%
Net credit losses	$320	$487	$237	(34)%	NM
Provision for unfunded lending commitments	(4)	—	—	—	NM
Credit reserve build (release)	(119)	307	75	NM	NM
Provisions for loan losses	$197	$794	$312	(75)%	NM
Income (loss) from continuing operations before taxes	$145	$(333)	$53	NM	NM
Income taxes (benefits)	42	(124)	3	NM	NM
Income (loss) from continuing operations	$103	$(209)	$50	NM	NM
Net income (loss) attributable to noncontrolling interests	(1)	—	12	—	(100)%
Net income (loss)	$104	$(209)	$38	NM	NM
Average assets (in billions of dollars)	$10	$11	$13	(9)%	(15)%
Return on assets	1.04%	(1.90)%	0.29%
Average deposits (in billions of dollars)	$9	$9	$11	—	(18)
Net credit losses as a percentage of average loans	4.34%	5.81%	2.48%
Revenue by business
Retail banking	$830	$889	$1,160	(7)%	(23)%
Citi-branded cards	681	666	705	2	(6)
Total	$1,511	$1,555	$1,865	(3)%	(17)%
Income (loss) from continuing operations by business
Retail banking	$(40)	$(179)	$(57)	78%	NM
Citi-branded cards	143	(30)	107	NM	NM
Total	$103	$(209)	$50	NM	NM

NM Not meaningful

2010 vs. 2009
Revenues, net of interest expense declined 3% from the prior-year period. The decrease was due to lower lending revenues, driven by the repositioning of the lending strategy toward better profile customer segments for new acquisitions and liquidation of the existing non-strategic customer portfolios, across EMEA RCB markets. The lower lending revenues were partially offset by a 45% growth in investment sales with assets under management increasing by 14%.
     Net interest revenue was 5% lower than the prior year due to lower retail volumes, with average loans for retail banking down 17%.
     Non-interest revenue was higher by 1%, reflecting a marginal increase in the contribution from an equity investment in Turkey.

     Operating expenses increased by 7%, reflecting targeted investment spending, expansion of the sales force and regulatory and legal expenses.
     Provisions for loan losses decreased by $597 million to $197 million. Net credit losses decreased from $487 million to $320 million, while the loan loss reserve had a release of $119 million in 2010 compared to a build of $307 million in 2009. These numbers reflected the ongoing improvement in credit quality during the period.

2009 vs. 2008
Revenues, net of interest expense declined 17%. More than half of the revenue decline was attributable to the impact of foreign currency translation (FX translation). Other drivers included lower wealth-management and lending revenues due to lower volumes and spread compression from credit tightening initiatives. Investment sales declined by 26% due to market conditions at the start of 2009, with assets under management increasing by 9% by year end.
     Net interest revenue was 23% lower than the prior year due to external competitive pressure on rates and higher funding costs, with average loans for retail banking down 18% and average deposits down 18%.
     Non-interest revenue decreased by 3%, primarily due to the impact of FX translation. Excluding FX translation, there was marginal growth.
     Operating expenses declined 27%, reflecting expense control actions, lower marketing expenses and the impact of FX translation. Cost savings were achieved by branch closures, headcount reductions and process re-engineering efforts.
     Provisions for loan losses increased $482 million to $794 million. Net credit losses increased from $237 million to $487 million, while the loan loss reserve build increased from $75 million to $307 million. Higher credit costs reflected the continued credit deterioration across the region during the period.

LATIN AMERICA REGIONAL CONSUMER BANKING
Latin America Regional Consumer Banking (LATAM RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. LATAM RCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico’s second largest bank, with over 1,700 branches. At December 31, 2010, LATAM RCB had 2,190 retail branches, with 26.6 million customer accounts, $21.3 billion in retail banking loan balances and $42.6 billion in average deposits. In addition, the business had 12.5 million Citi-branded card accounts with $13.4 billion in outstanding loan balances.

				% Change	% Change
In millions of dollars	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net interest revenue	$6,009	$5,399	$6,604	11%	(18)%
Non-interest revenue	2,718	2,518	2,884	8	(13)
Total revenues, net of interest expense	$8,727	$7,917	$9,488	10%	(17)%
Total operating expenses	$5,060	$4,438	$9,123	14%	(51)%
Net credit losses	$1,867	$2,433	$2,204	(23)%	10%
Credit reserve build (release)	(826)	462	1,116	NM	(59)
Provision for benefits and claims	127	114	172	11	(34)
Provisions for loan losses and for benefits and claims	$1,168	$3,009	$3,492	(61)%	(14)%
Income (loss) from continuing operations before taxes	$2,499	$470	$(3,127)	NM	NM
Income taxes (benefits)	614	(55)	(44)	NM	(25)%
Income (loss) from continuing operations	$1,885	$525	$(3,083)	NM	NM
Net (loss) attributable to noncontrolling interests	(8)	—	—	NM	—
Net income (loss)	$1,893	$525	$(3,083)	NM	NM
Average assets (in billions of dollars)	$74	66	$83	12%	(20)%
Return on assets	2.56%	0.80%	(3.72)%
Average deposits (in billions of dollars)	$40	$36	$40	11%	(10)%
Net credit losses as a percentage of average loans	5.79%	8.52%	7.05%
Revenue by business
Retail banking	$5,075	$4,435	$4,807	14%	(8)%
Citi-branded cards	3,652	3,482	4,681	5	(26)
Total	$8,727	$7,917	$9,488	10%	(17)%
Income (loss) from continuing operations by business
Retail banking	$1,039	$749	$(3,235)	39%	NM
Citi-branded cards	846	(224)	152	NM	NM
Total	$1,885	$525	$(3,083)	NM	NM

NM Not meaningful

2010 vs. 2009
Revenues, net of interest expense increased 10%, driven by higher loan volumes and higher investment assets under management in the retail business, as well as the impact of FX translation.
     Net interest revenue increased 11%, driven by higher loan volumes, primarily in the retail business, and FX translation impact offset by spread compression.
     Non-interest revenue increased 8%, driven by higher branded cards fee income from increased customer activity.
     Operating expenses increased 14% as compared to the prior year, primarily driven by investments and the impact of FX translation. The increase in 2010 was primarily driven by an increase in transaction volumes, higher investment spending and FX translation.
     Provisions for loan losses and for benefits and claims decreased 61%, primarily reflecting loan loss reserve releases of $826 million compared to a build of $426 million in the prior year. This decrease resulted from improved credit conditions, improved portfolio quality and lower net credit losses in the branded cards portfolio driven by Mexico, partially offset by higher credit costs attributable to higher volumes, particularly as the year progressed.

2009 vs. 2008
Revenues, net of interest expense declined 17%, driven by the impact of FX translation as well as lower activity in the branded cards business.
     Net interest revenue decreased 18%, mainly driven by FX translation as well as lower volumes and spread compression in the branded cards business that offset the growth in loans, deposits and investment products in the retail business.
     Non-interest revenue decreased 13%, driven also by FX translation and lower branded cards fee income from lower customer activity.
     Operating expenses decreased 51%, primarily driven by the absence of the goodwill impairment charge of $4.3 billion in 2008, the benefit associated with FX translation and savings from restructuring actions implemented primarily at the end of 2008. A $125 million restructuring charge in 2008 was offset by an expense benefit of $257 million related to a legal vehicle restructuring. Expenses increased slightly in the fourth quarter 2009, primarily due to selected marketing and investment spending.
     Provisions for loan losses and for benefits and claims decreased 14% primarily reflecting lower loan loss reserve builds as a result of lower volumes, improved portfolio quality and lower net credit losses in the branded cards portfolio, primarily in Mexico due to repositioning in the portfolio.

ASIA REGIONAL CONSUMER BANKING
Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence in South Korea, Japan, Taiwan, Singapore, Australia, Hong Kong, India and Indonesia. At December 31, 2010, Asia RCB had 711 retail branches, 16.1 million retail banking accounts, $105.6 billion in average customer deposits, and $61.2 billion in retail banking loans. In addition, the business had 15.1 million Citi-branded card accounts with $20.4 billion in outstanding loan balances.

				% Change	% Change
In millions of dollars	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net interest revenue	$5,088	$4,822	$5,070	6%	(5)%
Non-interest revenue	2,326	1,944	2,391	20	(19)
Total revenues, net of interest expense	$7,414	$6,766	$7,461	10%	(9)%
Total operating expenses	$4,001	$3,522	$3,890	14%	(9)%
Net credit losses	$1,012	$1,339	$1,010	(24)%	33%
Credit reserve build (release)	(285)	523	435	NM	20
Provisions for loan losses and for benefits and claims	$727	$1,862	$1,445	(61)%	29%
Income from continuing operations before taxes	$2,686	$1,382	$2,126	94%	(35)%
Income taxes (benefits)	514	(50)	356	NM	NM
Income from continuing operations	$2,172	$1,432	$1,770	52%	(19)%
Net income attributable to noncontrolling interests	—	—	(1)	—	—
Net income	$2,172	$1,432	$1,771	52%	(19)%
Average assets (in billions of dollars)	$108	$93	$98	16%	(5)%
Return on assets	2.01%	1.54%	1.81%
Average deposits (in billions of dollars)	$100	$89	$93	12%	(4)%
Net credit losses as a percentage of average loans	1.36%	2.07%	1.40%
Revenue by business
Retail banking	$4,604	$4,281	$4,847	8%	(12)%
Citi-branded cards	2,810	2,485	2,614	13	(5)
Total	$7,414	$6,766	$7,461	10%	(9)%
Income from continuing operations by business
Retail banking	$1,461	$1,218	$1,414	20%	(14)%
Citi-branded cards	711	214	356	NM	(40)
Total	$2,172	$1,432	$1,770	52%	(19)%

NM Not meaningful

2010 vs. 2009
Revenues, net of interest expense increased 10%, driven by higher cards purchase sales, investment sales and loan and deposit volumes, as well as the impact of FX translation, partially offset by lower spreads.
     Net interest revenue was 6% higher than the prior-year period, mainly due to higher lending and deposit volumes and the impact of FX translation, partially offset by lower spreads.
     Non-interest revenue increased 20%, primarily due to higher investment revenues, higher cards purchase sales, and the impact of FX translation.
     Operating expenses increased 14%, primarily due to an increase in volumes, continued investment spending, and the impact of FX translation.
     Provisions for loan losses and for benefits and claims decreased 61%, mainly due to the impact of a net credit reserve release of $285 million in 2010, compared to a $523 million net credit reserve build in the prior-

year period, and a 24% decline in net credit losses. These declines were partially offset by the impact of FX translation. The decrease in provision for loan losses and for benefits and claims reflected continued credit quality improvement across the region, particularly in India, partially offset by increasing volumes.
     During 2010, the effective tax rate in Japan was approximately 19%, which reflected continued tax benefits (APB 23). These benefits are not likely to continue, or continue at the same levels, in 2011, however, which will likely lead to an increase in the effective tax rate for Asia RCB in 2011.

2009 vs. 2008
Revenues, net of interest expense declined 9%, driven by the absence of the gain on Visa shares in 2008, lower investment product revenues and cards purchase sales, lower spreads, and the impact of FX translation.
     Net interest revenue was 5% lower than in 2008. Average loans and deposits were down 10% and 4%, respectively, in each case partly due to the impact of FX translation.
     Non-interest revenue declined 19%, primarily due to the decline in investment revenues, lower cards purchase sales, the absence of the gain on Visa shares and the impact of FX translation.
     Operating expenses declined 9%, reflecting the benefits of re-engineering efforts and the impact of FX translation. Expenses increased slightly in the fourth quarter 2009, primarily due to targeted marketing and investment spending.
     Provisions for loan losses and for benefits and claims increased 29%, mainly due to the impact of a higher credit reserve build and an increase in net credit losses, partially offset by the impact of FX translation. In the first half of 2009, rising credit losses were particularly apparent in the portfolios in India and South Korea. However, delinquencies improved in the latter part of the year and net credit losses flattened as the region showed early signs of economic recovery and increased levels of customer activity.

INSTITUTIONAL CLIENTS GROUP
Institutional Clients Group (ICG) includes Securities and Banking and Transaction Services. ICG provides corporate, institutional, public sector and high-net-worth clients with a full range of products and services, including cash management, trade finance and services, securities services, trading, underwriting, lending and advisory services, around the world. ICG’s international presence is supported by trading floors in approximately 75 countries and a proprietary network within Transaction Services in over 95 countries. At December 31, 2010, ICG had $953 billion of assets and $451 billion of deposits.

				% Change	% Change
In millions of dollars	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Commissions and fees	$4,266	$4,194	$5,136	2%	(18)%
Administration and other fiduciary fees	2,747	2,850	3,178	(4)	(10)
Investment banking	3,520	4,687	3,334	(25)	41
Principal transactions	5,567	5,626	6,102	(1)	(8)
Other	1,442	1,513	(1,129)	(5)	NM
Total non-interest revenue	$17,542	$18,870	$16,621	(7)%	14%
Net interest revenue (including dividends)	15,576	18,028	18,053	(14)	—
Total revenues, net of interest expense	$33,118	$36,898	$34,674	(10)%	6%
Total operating expenses	19,405	17,599	21,007	10	(16)
Net credit losses	568	745	916	(24)	(19)
Provision (release) for unfunded lending commitments	(28)	138	(191)	NM	NM
Credit reserve build (release)	(624)	896	1,314	NM	(32)
Provisions for loan losses and benefits and claims	$(84)	$1,779	$2,039	NM	(13)%
Income from continuing operations before taxes	$13,797	$17,520	$11,628	(21)%	51%
Income taxes	3,544	4,599	2,209	(23)	NM
Income from continuing operations	$10,253	$12,921	$9,419	(21)%	37%
Net income attributable to noncontrolling interests	131	68	18	93	NM
Net income	$10,122	$12,853	$9,401	(21)%	37%
Average assets (in billions of dollars)	$946	$846	$1,057	12%	(20)%
Return on assets	1.07%	1.52%	0.89%
Revenues by region
North America	$11,875	$11,359	$12,982	5%	(13)%
EMEA	10,198	13,438	9,640	(24)	39
Latin America	4,022	4,794	3,813	(16)	26
Asia	7,023	7,307	8,239	(4)	(11)
Total	$33,118	$36,898	$34,674	(10)%	6%
Income from continuing operations by region
North America	$3,081	$3,000	$2,718	3%	10%
EMEA	3,056	4,713	1,834	(35)	NM
Latin America	1,725	2,140	1,701	(19)	26
Asia	2,391	3,068	3,166	(22)	(3)
Total	$10,253	$12,921	$9,419	(21)%	37%
Average loans by region (in billions of dollars)
North America	$66	$52	$58	27%	(10)%
EMEA	38	45	56	(16)	(20)
Latin America	22	22	25	—	(12)
Asia	36	28	37	29	(24)
Total	$162	$147	$176	10%	(16)%

NM Not meaningful

SECURITIES AND BANKING
Securities and Banking (S&B) offers a wide array of investment and commercial banking services and products for corporations, governments, institutional and retail investors, and high-net-worth individuals. S&B includes investment banking and advisory services, lending, debt and equity sales and trading, institutional brokerage, foreign exchange, structured products, cash instruments and related derivatives, and private banking. S&B revenue is generated primarily from fees for investment banking and advisory services, fees and interest on loans, fees and spread on foreign exchange, structured products, cash instruments and related derivatives, income earned on principal transactions, and fees and spreads on private banking services.

				% Change	% Change
In millions of dollars	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net interest revenue	$9,927	$12,377	$12,568	(20)%	(2)%
Non-interest revenue	13,157	14,732	12,160	(11)	21
Revenues, net of interest expense	$23,084	$27,109	$24,728	(15)%	10%
Total operating expenses	14,537	13,084	15,851	11	(17)
Net credit losses	563	742	898	(24)	(17)
Provisions for unfunded lending commitments	(28)	138	(185)	NM	NM
Credit reserve build (release)	(560)	892	1,291	NM	(31)
Provisions for loan losses and benefits and claims	$(25)	$1,772	$2,004	NM	(12)%
Income before taxes and noncontrolling interests	$8,572	$12,253	$6,873	(30)%	78%
Income taxes	1,993	3,068	807	(35)	NM
Income from continuing operations	6,579	9,185	6,066	(28)	51
Net income (loss) attributable to noncontrolling interests	110	55	(13)	100	NM
Net income	$6,469	$9,130	$6,079	(29)%	50%
Average assets (in billions of dollars)	$875	$786	$986	11%	(20)%
Return on assets	0.74%	1.16%	0.62%
Revenues by region
North America	$9,392	$8,833	$10,821	6%	(18)%
EMEA	6,842	10,049	5,963	(32)	69
Latin America	2,532	3,421	2,374	(26)	44
Asia	4,318	4,806	5,570	(10)	(14)
Total revenues	$23,084	$27,109	$24,728	(15)%	10%
Net income from continuing operations by region
North America	$2,537	$2,385	$2,395	6%	—
EMEA	1,832	3,426	588	(47)	NM
Latin America	1,072	1,536	1,113	(30)	38%
Asia	1,138	1,838	1,970	(38)	(7)
Total net income from continuing operations	$6,579	$9,185	$6,066	(28)%	51%
Securities and Banking revenue details
Total investment banking	$3,828	$4,767	$3,251	(20)%	47%
Lending	932	(2,480)	4,771	NM	NM
Equity markets	3,501	3,183	2,878	10	11
Fixed income markets	14,075	21,296	13,606	(34)	57
Private bank	2,004	2,068	2,326	(3)	(11)
Other Securities and Banking	(1,256)	(1,725)	(2,104)	27	18
Total Securities and Banking revenues	$23,084	$27,109	$24,728	(15)%	10%

NM Not meaningful

2010 vs. 2009
Revenues, net of interest expense of $23.1 billion decreased 15%, or $4.0 billion, from $27.1 billion in 2009, which was a particularly strong year driven by robust fixed income markets and higher client activity levels in investment banking, especially in the first half of that year. The decline in revenue was mainly due to fixed income markets, which decreased from $21.0 billion to $14.3 billion (excluding CVA, net of hedges, of negative $0.2 billion and positive $0.3 billion in the current year and prior year, respectively). This decrease primarily reflected weaker results in rates and currencies, credit products and securitized products, due to an overall weaker market environment. Equity markets declined from $5.4 billion to $3.7 billion (excluding CVA, net of hedges, of negative $0.2 billion and negative $2.2 billion in the current year and prior year, respectively), driven by lower trading revenues linked to the derivatives business and principal positions. Investment banking revenues declined from $4.8 billion to $3.8 billion, reflecting lower levels of market activity in debt and equity underwriting. The declines were partially offset by an increase in lending revenues and CVA. Lending revenues increased from negative $2.5 billion to positive $0.9 billion, mainly driven by a reduction in losses on credit default swap hedges. CVA increased $1.6 billion to negative $0.4 billion, mainly due to a larger narrowing of Citigroup spreads in 2009 compared to 2010.
     Operating expenses increased 11%, or $1.5 billion. Excluding the 2010 U.K. bonus tax impact and litigation reserve releases in 2010 and 2009, operating expenses increased 8%, or $1.0 billion, mainly as a result of higher compensation and transaction costs.
     Provisions for loan losses and for benefits and claims decreased by $1.8 billion, to negative $25 million, mainly due to credit reserve releases and lower net credit losses as the result of an improvement in the credit environment during 2010.

2009 vs. 2008
Revenues, net of interest expense of $27.1 billion increased 10%, or $2.4 billion, from $24.7 billion, as markets began to recover in the early part of 2009, bringing back higher levels of volume activity and higher levels of liquidity, which began to decline again in the third quarter of 2009. The growth in revenue was driven mainly by an $8.1 billion increase to $21.0 billion in fixed income markets (excluding CVA, net of hedges, of positive $0.3 billion and positive $0.7 billion in 2009 and 2008, respectively), reflecting strong trading opportunities across all asset classes in the first half of 2009. Equity markets doubled from $2.7 billion to $5.4 billion (excluding CVA, net of hedges, of negative $2.2 billion and positive $0.1 billion in 2009 and 2008, respectively), with growth being driven by derivatives, convertibles, and equity trading. Investment banking revenues grew $1.5 billion, from $3.3 billion to $4.8 billion, primarily from increases in debt and equity underwriting activities reflecting higher transaction volumes from depressed 2008 levels. These increases were partially offset by decreases in lending revenues and CVA. Lending revenues decreased by $7.3 billion, from $4.8 billion to negative $2.5 billion, primarily from losses on credit default swap hedges. CVA decreased from $0.9 billion to negative $2.0 billion, mainly due to the narrowing of Citigroup spreads throughout 2009.
     Operating expenses decreased 17%, or $2.8 billion. Excluding the 2008 repositioning and restructuring charges and a 2009 litigation reserve release, operating expenses declined 9%, or $1.4 billion, mainly as a result of headcount reductions and benefits from expense management.
     Provisions for loan losses and for benefits and claims decreased 12%, or $232 million, to $1.8 billion, mainly due to lower credit reserve builds and net credit losses, due to an improved credit environment, particularly in the latter part of 2009.

TRANSACTION SERVICES

Transaction Services is composed of Treasury and Trade Solutions (TTS) and Securities and Fund Services (SFS). TTS provides comprehensive cash management and trade finance and services for corporations, financial institutions and public sector entities worldwide. SFS provides securities services to investors, such as global asset managers, custody and clearing services to intermediaries such as broker-dealers, and depository and agency/trust services to multinational corporations and governments globally. Revenue is generated from net interest revenue on deposits in TTS and SFS, as well as from trade loans and fees for transaction processing and fees on assets under custody and administration in SFS.

				% Change	% Change
In millions of dollars	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net interest revenue	$5,649	$5,651	$5,485	—	3%
Non-interest revenue	4,385	4,138	4,461	6%	(7)
Total revenues, net of interest expense	$10,034	$9,789	$9,946	3%	(2)%
Total operating expenses	4,868	4,515	5,156	8	(12)
Provisions (releases) for credit losses and for benefits and claims	(59)	7	35	NM	(80)
Income before taxes and noncontrolling interests	$5,225	$5,267	$4,755	(1)%	11%
Income taxes	1,551	1,531	1,402	1	9
Income from continuing operations	3,674	3,736	3,353	(2)	11
Net income attributable to noncontrolling interests	21	13	31	62	(58)
Net income	$3,653	$3,723	$3,322	(2)%	12%
Average assets (in billions of dollars)	$71	$60	$71	18%	(15)%
Return on assets	5.15%	6.21%	4.69%
Revenues by region
North America	$2,483	$2,526	$2,161	(2)%	17%
EMEA	3,356	3,389	3,677	(1)	(8)
Latin America	1,490	1,373	1,439	9	(5)
Asia	2,705	2,501	2,669	8	(6)
Total revenues	$10,034	$9,789	$9,946	3%	(2)%
Income from continuing operations by region
North America	$544	$615	$323	(12)%	90%
EMEA	1,224	1,287	1,246	(5)	3
Latin America	653	604	588	8	3
Asia	1,253	1,230	1,196	2	3
Total net income from continuing operations	$3,674	$3,736	$3,353	(2)%	11%
Key indicators (in billions of dollars)
Average deposits and other customer liability balances	$333	$304	$281	10%	8%
EOP assets under custody (in trillions of dollars)	12.6	12.1	11.0	4	10

NM Not meaningful

2010 vs. 2009
Revenues, net of interest expense, grew 3% compared to 2009, reflecting a strong year despite a low interest rate environment, driven by growth in both the TTS and SFS businesses. TTS revenues grew 2% as a result of increased customer liability balances and solid growth in trade and fees, partially offset by spread compression. SFS revenues improved by 3% on higher volumes and balances reflecting the impact of sales and increased market activity.
     Average deposits and other customer liability balances grew 10%, driven by strong growth in the emerging markets.
     Operating expenses grew 8% due to investment spending and higher business volumes.
     Provisions for credit losses and for benefits and claims declined as compared to 2009, attributable to overall improvement in portfolio quality.
2009 vs. 2008
Revenues, net of interest expense declined 2% compared to 2008 as strong growth in balances was more than offset by lower spreads driven by low interest rates and reduced securities asset valuations globally. TTS revenues grew 7% as a result of strong growth in balances and higher trade revenues. SFS revenues declined 18%, attributable to reductions in asset valuations and volumes.
     Average deposits and other customer liability balances grew 8%, driven by strong growth in all regions.
     Operating expenses declined 12%, mainly as a result of benefits from expense management and re-engineering initiatives.
     Provisions for credit losses and for benefits and claims declined 80%, primarily attributable to overall portfolio management.

CITI HOLDINGS

Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. Consistent with its strategy, Citi intends to exit these businesses as quickly as practicable in an economically rational manner through business divestitures, portfolio run-offs and asset sales. During 2009 and 2010, Citi made substantial progress divesting and exiting businesses from Citi Holdings, having completed more than 30 divestiture transactions, including Smith Barney, Nikko Cordial Securities, Nikko Asset Management, Primerica Financial Services, various credit card businesses (including Diners Club North America) and The Student Loan Corporation (which is reported as discontinued operations within the Corporate/Other segment for the second half of 2010 only). Citi Holdings’ GAAP assets of $359 billion have been reduced by $128 billion from December 31, 2009, and $468 billion from the peak in the first quarter of 2008. Citi Holdings’ GAAP assets of $359 billion represent approximately 19% of Citi’s assets as of December 31, 2010. Citi Holdings’ risk-weighted assets of approximately $330 billion represent approximately 34% of Citi’s risk-weighted assets as of December 31, 2010.
     Citi Holdings consists of the following: Brokerage and Asset Management, Local Consumer Lending, and Special Asset Pool.

				% Change	% Change
In millions of dollars	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net interest revenue	$14,773	$16,139	$21,092	(8)%	(23)%
Non-interest revenue	4,514	12,989	(29,330)	(65)	NM
Total revenues, net of interest expense	$19,287	$29,128	$(8,238)	(34)%	NM
Provisions for credit losses and for benefits and claims
Net credit losses	$19,070	$24,585	$14,026	(22)%	75%
Credit reserve build (release)	(3,500)	5,305	11,258	NM	(53)
Provision for loan losses	$15,570	$29,890	$25,284	(48)%	18%
Provision for benefits and claims	813	1,094	1,228	(26)	(11)
Provision (release) for unfunded lending commitments	(82)	106	(172)	NM	NM
Total provisions for credit losses and for benefits and claims	$16,301	$31,090	$26,340	(48)%	18%
Total operating expenses	$9,563	$13,764	$24,104	(31)	(43)%
Loss from continuing operations before taxes	$(6,577)	$(15,726)	$(58,682)	58%	73%
Benefits for income taxes	(2,554)	(6,878)	(22,185)	63	69
(Loss) from continuing operations	$(4,023)	$(8,848)	$(36,497)	55%	76%
Net income (loss) attributable to noncontrolling interests	207	29	(372)	NM	NM
Citi Holdings net loss	$(4,230)	$(8,877)	$(36,125)	52%	75%
Balance sheet data (in billions of dollars)
Total EOP assets	$359	$487	$650	(26)%	(25)%
Total EOP deposits	$79	$89	$81	(11)%	10%

NM Not meaningful

BROKERAGE AND ASSET MANAGEMENT
Brokerage and Asset Management (BAM), which constituted approximately 8% of Citi Holdings by assets as of December 31, 2010, consists of Citi’s global retail brokerage and asset management businesses. This segment was substantially reduced in size due to the sale in 2009 of Smith Barney to the Morgan Stanley Smith Barney joint venture (MSSB JV) and of Nikko Cordial Securities (reported as discontinued operations within Corporate/Other for all periods presented). At December 31, 2010, BAM had approximately $27 billion of assets, primarily consisting of Citi’s investment in, and assets related to, the MSSB JV. Morgan Stanley has options to purchase Citi’s remaining stake in the MSSB JV over three years starting in 2012.

				% Change	% Change
In millions of dollars	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net interest revenue	$(277)	$390	$1,280	NM	(70)%
Non-interest revenue	886	14,233	6,683	(94)%	NM
Total revenues, net of interest expense	$609	$14,623	$7,963	(96)%	84%
Total operating expenses	$951	$3,141	$8,973	(70)%	(65)%
Net credit losses	$17	$1	$9	NM	(89)%
Credit reserve build (release)	(18)	36	8	NM	NM
Provision for unfunded lending commitments	(6)	(5)	—	(20)%	—
Provision (release) for benefits and claims	38	40	36	(5)	11
Provisions for credit losses and for benefits and claims	$31	$72	$53	(57)%	36%
Income (loss) from continuing operations before taxes	$(373)	$11,410	$(1,063)	NM	NM
Income taxes (benefits)	(170)	4,473	(212)	NM	NM
Income (loss) from continuing operations	$(203)	$6,937	$(851)	NM	NM
Net income attributable to noncontrolling interests	11	12	(179)	(8)%	NM
Net income (loss)	$(214)	$6,925	$(672)	NM	NM
EOP assets reflecting the sale of Nikko Cordial Securities
(in billions of dollars)	$27	$30	$31	(10)%	(3)%
EOP deposits (in billions of dollars)	58	60	58	(3)	3

NM Not meaningful

2010 vs. 2009
Revenues, net of interest expense decreased 96% versus the prior year mainly driven by the absence of the $11.1 billion pretax gain on sale ($6.7 billion after tax) related to the MSSB JV transaction in the second quarter of 2009 and a $320 million pretax gain on the sale of the managed futures business to the MSSB JV in the third quarter of 2009. Excluding these gains, revenue decreased primarily due to the absence of Smith Barney from May 2009 onwards and the absence of Nikko Asset Management, partially offset by higher revenues from the MSSB JV and an improvement in marks in Retail Alternative Investments.
     Operating expenses decreased 70% from the prior year, mainly driven by the absence of Smith Barney from May 2009 onwards, lower MSSB JV separation-related costs and the absence of Nikko and Colfondos, partially offset by higher legal settlements and reserves associated with Smith Barney.
     Provisions for credit losses and for benefits and claims decreased 57%, mainly due to the absence of credit reserve builds.
     Assets decreased 10% versus the prior year, mostly driven by the sales of the Citi private equity business and the run-off of tailored loan portfolios.
2009 vs. 2008
Revenues, net of interest expense increased 84% versus the prior year mainly driven by the gain on sale related to the MSSB JV transaction and the gain on the sale of the managed futures business to the MSSB JV. Excluding these gains, revenue decreased primarily due to the absence of Smith Barney from May 2009 onwards and the absence of 2009 fourth-quarter revenue of Nikko Asset Management, partially offset by an improvement in marks in Retail Alternative Investments. Revenues in 2008 included a $347 million pretax gain on the sale of CitiStreet and charges related to the settlement of auction rate securities of $393 million pretax.
     Operating expenses decreased 65% from 2008, mainly driven by the absence of Smith Barney and Nikko Asset Management expenses, re-engineering efforts and the absence of 2008 one-time expenses ($0.9 billion intangible impairment, $0.2 billion of restructuring and $0.5 billion of write-downs and other charges).
     Provisions for credit losses and for benefits and claims increased 36%, mainly reflecting an increase in reserve builds of $28 million.
     Assets decreased 3% versus the prior year, mostly driven by the impact of the sale of Nikko Asset Management.

LOCAL CONSUMER LENDING
Local Consumer Lending (LCL), which constituted approximately 70% of Citi Holdings by assets as of December 31, 2010, includes a portion of Citigroup’s North American mortgage business, retail partner cards, Western European cards and retail banking, CitiFinancial North America and other local Consumer finance businesses globally. The Student Loan Corporation is reported as discontinued operations within the Corporate/Other segment for the second half of 2010 only. At December 31, 2010, LCL had $252 billion of assets ($226 billion in North America). Approximately $129 billion of assets in LCL as of December 31, 2010 consisted of U.S. mortgages in the Company’s CitiMortgage and CitiFinancial operations. The North American assets consist of residential mortgage loans (first and second mortgages), retail partner card loans, personal loans, commercial real estate (CRE), and other consumer loans and assets.

				% Change	% Change
In millions of dollars	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net interest revenue	$13,831	$12,995	$17,136	6%	(24)%
Non-interest revenue	1,995	4,770	6,362	(58)	(25)
Total revenues, net of interest expense	$15,826	$17,765	$23,498	(11)%	(24)%
Total operating expenses	$8,064	$9,799	$14,238	(18)%	(31)%
Net credit losses	$17,040	$19,185	$13,111	(11)%	46%
Credit reserve build (release)	(1,771)	5,799	8,573	NM	(32)
Provision for benefits and claims	775	1,054	1,192	(26)	(12)
Provision for unfunded lending commitments	—	—	—	—	—
Provisions for credit losses and for benefits and claims	$16,044	$26,038	$22,876	(38)%	14%
(Loss) from continuing operations before taxes	$(8,282)	$(18,072)	$(13,616)	54%	(33)%
Benefits for income taxes	(3,289)	(7,656)	(5,259)	57	(46)
(Loss) from continuing operations	$(4,993)	$(10,416)	$(8,357)	52%	(25)%
Net income attributable to noncontrolling interests	8	33	12	(76)	NM
Net (loss)	$(5,001)	$(10,449)	$(8,369)	52%	(25)%
Average assets (in billions of dollars)	$324	$351	$420	(8)%	(16)
Net credit losses as a percentage of average loans	6.20%	6.38%	3.80%

NM Not meaningful

2010 vs. 2009
Revenues, net of interest expense decreased 11% from the prior year. Net interest revenue increased 6% due to the adoption of SFAS 166/167, partially offset by the impact of lower balances due to portfolio run-off and asset sales. Non-interest revenue declined 58%, primarily due to the absence of the $1.1 billion gain on the sale of Redecard in the first quarter of 2009 and a higher mortgage repurchase reserve charge.
     Operating expenses decreased 18%, primarily due to the impact of divestitures, lower volumes, re-engineering actions and the absence of costs associated with the U.S. government loss-sharing agreement, which was exited in the fourth quarter of 2009.
     Provisions for credit losses and for benefits and claims decreased 38%, reflecting a net $1.8 billion credit reserve release in 2010 compared to a $5.8 billion build in 2009. Lower net credit losses across most businesses were partially offset by the impact of the adoption of SFAS 166/167. On a comparable basis, net credit losses were lower year-over-year, driven by improvement in U.S. mortgages, international portfolios and retail partner cards.
     Assets declined 21% from the prior year, primarily driven by portfolio run-off, higher loan loss reserve balances, and the impact of asset sales and divestitures, partially offset by an increase of $41 billion resulting from the adoption of SFAS 166/167. Key divestitures in 2010 included The Student Loan Corporation, Primerica, auto loans, the Canadian Mastercard business and U.S. retail sales finance portfolios.
2009 vs. 2008
Revenues, net of interest expense decreased 24% from the prior year. Net interest revenue was 24% lower than the prior year, primarily due to lower balances, de-risking of the portfolio, and spread compression. Non-interest revenue decreased $1.6 billion, mostly driven by the impact of higher credit losses flowing through the securitization trusts, partially offset by the $1.1 billion gain on the sale of Redecard in the first quarter of 2009.
     Operating expenses declined 31% from the prior year, due to lower volumes and reductions from expense re-engineering actions, and the impact of goodwill write-offs of $3.0 billion in the fourth quarter of 2008, partially offset by higher costs associated with delinquent loans.
     Provisions for credit losses and for benefits and claims increased 14% from the prior year, reflecting an increase in net credit losses of $6.1 billion, partially offset by lower reserve builds of $2.8 billion. Higher net credit losses were primarily driven by higher losses of $3.6 billion in residential real estate lending, $1.0 billion in retail partner cards, and $0.7 billion in international.
     Assets decreased $57 billion from the prior year, primarily driven by lower originations, wind-down of specific businesses, asset sales, divestitures, write-offs and higher loan loss reserve balances. Key divestitures in 2009 included the FI credit card business, Italy Consumer finance, Diners Europe, Portugal cards, Norway Consumer and Diners Club North America.

Japan Consumer Finance
Citigroup continues to actively monitor a number of matters involving its Japan Consumer Finance business, including customer refund claims and defaults, as well as financial and legislative, regulatory, judicial and other political developments, relating to the charging of gray zone interest. Gray zone interest represents interest at rates that are legal but for which claims may not be enforceable. Although Citi determined in 2008 to exit its Japan Consumer Finance business and has been liquidating its portfolio and otherwise winding down the business, this business has incurred, and will continue to face, net credit losses and refunds, due in part to legislative, regulatory and judicial actions taken in recent years. These actions may also reduce credit availability and increase potential claims and losses relating to gray zone interest.
     In September 2010, one of Japan’s largest consumer finance companies (Takefuji) declared bankruptcy and is currently in the process of restructuring, with court protection and assistance. Citi believes this action reflects the financial distress that Japan's top consumer finance lenders are facing as they continue to deal with liabilities for gray zone interest refund claims. During 2010, LCL recorded a charge of approximately $325 million (pretax) to increase its reserves related to customer refunds in the Japan Consumer Finance business.
     Citi continues to monitor and evaluate these developments and the potential impact to both currently and previously outstanding loans in this business, and its reserves related thereto. However, the trend in the type, number and amount of claims, and the potential full amount of losses and their impact on Citi, requires evaluation in a potentially volatile environment, is subject to significant uncertainties and continues to be difficult to predict.

SPECIAL ASSET POOL
Special Asset Pool (SAP), which constituted approximately 22% of Citi Holdings by assets as of December 31, 2010, is a portfolio of securities, loans and other assets that Citigroup intends to actively reduce over time through asset sales and portfolio run-off. At December 31, 2010, SAP had $80 billion of assets. SAP assets have declined by $248 billion, or 76%, from peak levels in 2007 reflecting cumulative write-downs, asset sales and portfolio run-off.

				% Change	% Change
In millions of dollars	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net interest revenue	$1,219	$2,754	$2,676	(56)%	3%
Non-interest revenue	1,633	(6,014)	(42,375)	NM	86
Revenues, net of interest expense	$2,852	$(3,260)	$(39,699)	NM	92%
Total operating expenses	$548	$824	$893	(33)%	(8)%
Net credit losses	$2,013	$5,399	$906	(63)%	NM
Provision (releases) for unfunded lending commitments	(76)	111	(172)	NM	NM
Credit reserve builds (releases)	(1,711)	(530)	2,677	NM	NM
Provisions for credit losses and for benefits and claims	$226	$4,980	$3,411	(95)%	46%
Income (loss) from continuing operations before taxes	$2,078	$(9,064)	$(44,003)	NM	79%
Income taxes (benefits)	905	(3,695)	(16,714)	NM	78
Net income (loss) from continuing operations	$1,173	$(5,369)	$(27,289)	NM	80%
Net income (loss) attributable to noncontrolling interests	188	(16)	(205)	NM	92
Net income (loss)	$985	$(5,353)	$(27,084)	NM	80%
EOP assets (in billions of dollars)	$80	$136	$219	(41)%	(38)%

NM Not meaningful

2010 vs. 2009
Revenues, net of interest expense increased $6.1 billion, primarily due to the improvement of revenue marks in 2010. Aggregate marks were negative $2.6 billion in 2009 as compared to positive marks of $3.4 billion in 2010 (see “Items Impacting SAP Revenues” below). Revenue in the current year included positive marks of $2.0 billion related to sub-prime related direct exposure, a positive $0.5 billion CVA related to the monoline insurers, and $0.4 billion on private equity positions. These positive marks were partially offset by negative revenues of $0.5 billion on Alt-A mortgages and $0.4 billion on commercial real estate.
     Operating expenses decreased 33% in 2010, mainly driven by the absence of the U.S. government loss-sharing agreement, lower compensation, and lower transaction expenses.
     Provisions for credit losses and for benefits and claims decreased $4.8 billion due to a decrease in net credit losses of $3.4 billion and a higher release of loan loss reserves and unfunded lending commitments of $1.4 billion.
     Assets declined 41% from the prior year, primarily driven by sales and amortization and prepayments. Asset sales of $39 billion for the year of 2010 generated pretax gains of approximately $1.3 billion.
2009 vs. 2008
Revenues, net of interest expense increased $36.4 billion in 2009, primarily due to the absence of significant negative revenue marks occurring in the prior year. Total negative marks were $2.6 billion in 2009 as compared to $37.4 billion in 2008. Revenue in 2009 included positive marks of $0.8 billion on subprime-related direct exposures. These positive revenues were partially offset by negative revenues of $1.5 billion on Alt-A mortgages, $0.8 billion of write-downs on commercial real estate, and a negative $1.6 billion CVA on the monoline insurers and fair value option liabilities. Revenue was also affected by negative marks on private equity positions and write-downs on highly leveraged finance commitments.
     Operating expenses decreased 8% in 2009, mainly driven by lower compensation and lower volumes and transaction expenses, partially offset by costs associated with the U.S. government loss-sharing agreement exited in the fourth quarter of 2009.
     Provisions for credit losses and for benefits and claims increased $1.6 billion, primarily driven by $4.5 billion in increased net credit losses, partially offset by a lower provision for loan losses and unfunded lending commitments of $2.9 billion.
     Assets declined 38% versus the prior year, primarily driven by amortization and prepayments, sales, marks and charge-offs.

The following table provides details of the composition of SAP assets as of December 31, 2010.

	Assets within Special Asset Pool as of December 31, 2010
	Carrying value		Carrying value as % of
In billions of dollars	of assets	Face value	face value
Securities in available-for-sale (AFS)
Corporates	$5.5	$5.6	98%
Prime and non-U.S. mortgage-backed securities (MBS)	1.4	1.7	83
Auction rate securities (ARS)	2.0	2.5	80
Other securities (1)	0.2	0.2	73
Total securities in AFS	$9.1	$10.0	89%
Securities in held-to-maturity (HTM)
Prime and non-U.S. MBS	$8.0	$9.9	81%
Alt-A mortgages	8.8	17.1	52
Corporates	6.1	6.7	90
ARS	0.9	1.1	79
Other securities (2)	3.1	3.9	77
Total securities in HTM	$26.9	$38.8	69%
Loans, leases and letters of credit (LCs) in held-for-investment (HFI)/held-for-sale (HFS) (3)
Corporates	$8.1	$9.0	89%
Commercial real estate (CRE)	3.6	3.7	97
Other (4)	1.7	2.1	83
Loan loss reserves	(1.8)	—	NM
Total loans, leases and LCs in HFI/HFS	$11.6	$14.8	78%
Mark to market
Subprime securities	$0.2	$2.2	8%
Other securities (5)	7.3	24.0	30
Derivatives	4.6	NM	NM
Loans, leases and LCs	2.4	3.4	71
Repurchase agreements	5.5	NM	NM
Total mark to market	$20.0	NM	NM
Highly leveraged finance commitments	$1.9	$2.6	74%
Equities (excludes ARS in AFS)	5.7	NM	NM
Monolines	0.4	NM	NM
Consumer and other (6)	4.8	NM	NM
Total	$80.4

(1)	Includes $0.1 billion of CRE.
(2)	Includes assets previously held by structured investment vehicles (SIVs) ($2.1 billion of asset-backed securities, collateralized debt obligations (CDOs)/collateralized loan obligations (CLOs) and government bonds).
(3)	HFS accounts for approximately $1.0 billion of the total.
(4)	Includes $0.5 billion of subprime and $0.4 billion of leases.
(5)	Includes $4.2 billion of ARS and $1.2 billion of Corporate securities.
(6)	Includes $1.3 billion of small business banking and finance loans and $0.9 billion of personal loans.

Excludes Discontinued Operations.
Totals may not sum due to rounding.
NM Not meaningful

Note: Assets previously held by the Citi-advised SIVs have been allocated to the corresponding asset categories above. SAP had total CRE exposures of $6.1 billion at December 31, 2010, which included unfunded commitments of $1.9 billion. SAP had total subprime assets of $1.7 billion at December 31, 2010, including assets of $0.8 billion of subprime-related direct exposures and $0.9 billion of trading account positions, which includes securities purchased from CDO liquidations.

Items Impacting SAP Revenues
The table below provides additional information regarding the net revenue marks affecting SAP during 2010 and 2009.

	Pretax revenue
In millions of dollars	2010	2009
Subprime-related direct exposures (1)	$1,994	$810
Private equity and equity investments	414	(1,128)
Alt-A mortgages (2)(3)	(457)	(1,451)
Highly leveraged loans and financing commitments (4)	20	(521)
Commercial real estate positions (2)(5)	(447)	(804)
Structured investment vehicles’ (SIVs) assets	(179)	(80)
ARS proprietary positions (6)	239	(23)
CVA related to exposure to monoline insurers	522	(1,301)
CVA on Citi debt liabilities under fair value option	(10)	(252)
CVA on derivatives positions, excluding monoline insurers (2)	(60)	172
Subtotal	$2,036	$(4,578)
Accretion on reclassified assets (7)	1,329	1,994
Total selected revenue items	$3,365	$(2,584)

(1)	Net of impact from hedges against direct subprime asset-backed security (ABS) CDO super senior positions.
(2)	Net of hedges.
(3)	For these purposes, Alt-A mortgage securities are non-agency residential MBS (RMBS) where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.
(4)	Net of underwriting fees.
(5)	Excludes positions in SIVs.
(6)	Excludes write-downs from buy-backs of ARS.
(7)	Recorded as net interest revenue.

CORPORATE/OTHER

Corporate/Other includes global staff functions (including finance, risk, human resources, legal and compliance) and other corporate expense, global operations and technology, residual Corporate Treasury and Corporate items. At December 31, 2010, this segment had approximately $272 billion of assets, consisting primarily of Citi’s liquidity portfolio, including $87 billion of cash and deposits with banks.

In millions of dollars	2010	2009	2008
Net interest revenue	$1,059	$(1,657)	$(2,671)
Non-interest revenue	695	(8,898)	413
Total revenues, net of interest expense	$1,754	$(10,555)	$(2,258)
Total operating expenses	$1,953	$1,418	$511
Provisions for loan losses and for benefits and claims	—	—	—
(Loss) from continuing operations before taxes	$(199)	$(11,973)	$(2,769)
Benefits for income taxes	(153)	(4,356)	(585)
(Loss) from continuing operations	$(46)	$(7,617)	$(2,184)
Income (loss) from discontinued operations, net of taxes	(68)	(445)	4,002
Net income (loss) before attribution of noncontrolling interests	$(114)	$(8,062)	$1,818
Net (loss) attributable to noncontrolling interests	(48)	(2)	—
Net income (loss)	$(66)	$(8,060)	$1,818

2010 vs. 2009
Revenues, net of interest expense increased primarily due to the absence of the loss on debt extinguishment related to the repayment of the $20 billion of TARP trust preferred securities and the exit from the loss-sharing agreement with the U.S. government, each in the fourth quarter of 2009. Revenues also increased due to gains on sales of AFS securities, benefits from lower short-term interest rates and other improved Treasury results during the current year. These increases were partially offset by the absence of the pretax gain related to Citi’s public and private exchange offers in 2009.
     Operating Expenses increased primarily due to various legal and related expenses, as well as other non-compensation expenses.
2009 vs. 2008
Revenues, net of interest expense declined primarily due to the pretax loss on debt extinguishment related to the repayment of TARP and the exit from the loss-sharing agreement with the U.S. government. Revenues also declined due to the absence of the 2008 sale of Citigroup Global Services Limited recorded in operations and technology. These declines were partially offset by a pretax gain related to the exchange offers, revenues and higher intersegment eliminations.
     Operating expenses increased primarily due to intersegment eliminations and increases in compensation, partially offset by lower repositioning reserves.

BALANCE SHEET REVIEW

The following sets forth a general discussion of the changes in certain of the more significant line items of Citi’s Consolidated Balance Sheet during 2010. For additional information on Citigroup’s deposits, debt and secured financing (lending), see “Capital Resources and Liquidity—Funding and Liquidity” below.

	December 31,		Increase	%
In billions of dollars	2010	2009	(decrease)	Change
Assets
Cash and deposits with banks	$190	$193	$(3)	(2)%
Loans, net of unearned income and allowance for loan losses	608	555	53	10
Trading account assets	317	343	(26)	(8)
Federal funds sold and securities borrowed or purchased under agreements to resell	247	222	25	11
Investments	318	306	12	4
Other assets	234	238	(4)	(2)
Total assets	$1,914	$1,857	$57	3%
Liabilities
Deposits	$845	$836	$9	1%
Federal funds purchased and securities loaned or sold under agreements to repurchase	190	154	36	23
Short-term borrowings and long-term debt	460	433	27	6
Trading account liabilities	129	138	(9)	(7)
Other liabilities	124	141	(17)	(12)
Total liabilities	$1,748	$1,702	$46	3%
Total equity	$166	$155	$11	7%
Total liabilities and equity	$1,914	$1,857	$57	3%

Cash and Deposits with Banks
Cash and deposits with banks are composed of Cash and due from banks and Deposits with banks. Cash and due from banks includes (i) all currency and coin (both foreign and local currencies) in the possession of domestic and overseas offices of Citigroup, and (ii) non-interest-bearing balances due from banks, including non-interest-bearing demand deposit accounts with correspondent banks, central banks (such as the Federal Reserve Bank), and other banks or depository institutions for normal operating purposes. Deposits with banks includes interest-bearing balances, demand deposits and time deposits held in or due from banks (including correspondent banks, central banks and other banks or depository institutions) maintained for, among other things, normal operating purposes and regulatory reserve requirement purposes.
     During 2010, cash and deposits with banks decreased $3 billion, or 2%. The decrease is composed of a $5 billion, or 3%, decrease in Deposits with banks offset by a $3 billion, or 10%, increase in Cash and due from banks.

Loans
Loans include credit cards, mortgages, other real estate lending, personal loans, auto loans, student loans and corporate loans. Citigroup loans are reported in two categories—Consumer and Corporate. These categories are classified according to the segment and sub-segment that manage the loans. As of December 31, 2010, Consumer and Corporate loans constituted 71% and 29%, respectively, of Citi’s total loans (net of unearned income and before the allowance for loan losses).
     Consumer loans (net of allowance for loan losses) increased by $27 billion, or 7%, during 2010. On January 1, 2010, approximately $120 billion of Consumer loans (primarily credit card receivables and student loans, net of $13 billion in allowance for loan loss reserves) were consolidated as a result of the adoption of SFAS 166/167. The increase in credit cards and student loans as a result of the adoption of SFAS 166/167 was partially offset by paydowns over the year on credit cards and the sale of The Student Loan Corporation. Also offsetting the increase was a $27 billion, or 12%, decrease in Consumer mortgage and real estate loans, driven by run-off, net credit losses and asset sales, as well as the sale of a Citigroup auto portfolio.
     Corporate loans (net of allowance for loan losses) increased by $26 billion, or 16%, during 2010, primarily due to the $28 billion of Corporate loans consolidated as of January 1, 2010 as a result of the adoption of SFAS 166/167. The majority of the loans consolidated were Citi-administered asset-backed commercial paper conduits classified as loans to financial institutions. In addition, a $2 billion, or 32%, decrease in the allowance for loan loss reserves added to the increase of Corporate loans for the year. These increases were partially offset by the impact of a $7 billion, or 21%, decrease in Corporate mortgage and real estate loans, primarily due to run-off and net credit losses.

     During 2010, average Consumer loans (net of unearned income) of $495 billion yielded an average rate of 9.4%, compared to $456 billion and 7.8%, respectively, in the prior year. Average Corporate loans of $189 billion yielded an average rate of 4.5% during 2010, compared to $190 billion and 6.3%, respectively, in the prior year.
     For further information on Citi’s loan portfolios, see generally “Managing Global Risk—Credit Risk” and Notes 1 and 16 to the Consolidated Financial Statements.

Trading Account Assets and Liabilities
Trading account assets includes debt and marketable equity securities, derivatives in a receivable position, residual interests in securitizations and physical commodities inventory. In addition, certain assets that Citigroup has elected to carry at fair value, such as certain loans and purchase guarantees, are also included in Trading account assets. Trading account liabilities includes securities sold, not yet purchased (short positions), and derivatives in a net payable position, as well as certain liabilities that Citigroup has elected to carry at fair value.
     During 2010, Trading account assets decreased by $26 billion, or 8%, primarily due to decreases in debt securities ($17 billion, or 53%), derivative assets ($9 billion, or 15%), equity securities ($8 billion, or 17%) and U.S. Treasury and federal agency securities ($7 billion, or 24%), partially offset by a $16 billion, or 21%, increase in foreign government securities. Average Trading account assets were $337 billion in 2010, compared to $350 billion in 2009.
     During 2010, Trading account liabilities decreased by $9 billion, or 7%, primarily due to a $4 billion, or 7%, decrease in derivative liabilities, and a $4 billion, or 6%, decrease in securities short positions (primarily U.S. Treasury securities). In 2010, average Trading account liabilities were $128 billion, compared to $139 billion in 2009.
     For further information on Citi’s Trading account assets and Trading account liabilities, see Note 14 to the Consolidated Financial Statements.

Federal Funds Sold (Purchased) and Securities Borrowed (Loaned) or Purchased (Sold) Under Agreements to Resell (Repurchase)
Securities sold under agreements to repurchase (repos) and securities lending transactions generally do not constitute a sale of the underlying securities for accounting purposes and, as such, are treated as collateralized financing transactions. Similarly, securities purchased under agreements to resell (reverse repos) and securities borrowing transactions generally do not constitute a purchase of the underlying securities for accounting purposes and so are treated as collateralized lending transactions. Reverse repos and securities borrowing transactions increased by $25 billion, or 11%, during 2010. For further information on repos and securities lending transactions, see “Capital Resources and Liquidity—Funding and Liquidity” below.
     Federal funds sold and federal funds purchased consist of unsecured advances of excess balances in reserve accounts held at the Federal Reserve Banks to and from third parties. During 2009 and 2010, Citi’s federal funds sold and federal funds purchased were not significant.
     For further information regarding these balance sheet categories, see Notes 1 and 12 to the Consolidated Financial Statements.

Investments
Investments consists of debt and equity securities that are available-for-sale, debt securities that are held-to-maturity, non-marketable equity securities that are carried at fair value, and non-marketable equity securities carried at cost. Debt securities include bonds, notes and redeemable preferred stock, as well as certain loan-backed securities (such as mortgage-backed securities) and other structured notes. Marketable and non-marketable equity securities carried at fair value include common and nonredeemable preferred stock. Non-marketable equity securities carried at cost primarily include equity shares issued by the Federal Reserve Bank and the Federal Home Loan Banks that Citigroup is required to hold.
     During 2010, investments increased by $12 billion, or 4%, primarily due to a $34 billion, or 14%, increase in available-for-sale (predominantly U.S. Treasury and federal agency securities), offset by a $22 billion decrease in held-to-maturity securities (predominantly asset-backed and mortgage-backed securities).
     For further information regarding Investments, see Notes 1 and 15 to the Consolidated Financial Statements.

Other Assets
Other assets consists of Brokerage receivables, Goodwill, Intangibles and Mortgage servicing rights in addition to Other assets as presented on the Consolidated Balance Sheet (including, among other items, loans held-for-sale, deferred tax assets, equity-method investments, interest and fees receivable, premises and equipment, end-user derivatives in a net receivable position, repossessed assets, and other receivables). During 2010, Other assets decreased $4 billion, or 2%, primarily due to a $2 billion decrease in brokerage receivables, a $2 billion decrease in mortgage servicing rights and a $1 billion decrease in intangible assets, partially offset by a $1 billion increase in goodwill and a $1 billion increase in other assets.

     For further information regarding Goodwill and Intangible assets, see Note 18 to the Consolidated Financial Statements. For further information on Brokerage receivables, see Note 13 to the Consolidated Financial Statements.

Deposits
Deposits represent customer funds that are payable on demand or upon maturity. For a discussion of deposits, see “Capital Resources and Liquidity—Funding and Liquidity” below.

Debt
Debt is composed of both short-term and long-term borrowings. Long-term borrowings include senior notes, subordinated notes, trust preferred securities and securitizations. Short-term borrowings include commercial paper and borrowings from unaffiliated banks and other market participants. During 2010, total debt increased by $27 billion, or 6%, including the consolidation of securitizations as a result of the adoption of SFAS 166/167 effective January 1, 2010. Absent the impact of SFAS 166/167, total debt decreased by $57 billion, or 13%. For further information on long-term and short-term debt, see “Capital Resources and Liquidity—Funding and Liquidity” below and Note 19 to the Consolidated Financial Statements.

Other Liabilities
Other liabilities consists of Brokerage payables and Other liabilities as presented on the Consolidated Balance Sheet (including, among other items, accrued expenses and other payables, deferred tax liabilities, end-user derivatives in a net payable position, and reserves for legal claims, taxes, restructuring reserves for unfunded lending commitments, and other matters). During 2010, Other liabilities decreased $17 billion, or 12%, primarily due to a $9 billion decrease in brokerage payables and a $7 billion decrease in other liabilities.
     For further information regarding Brokerage Payables, see Note 13 to the Consolidated Financial Statements.

SEGMENT BALANCE SHEET AT DECEMBER 31, 2010

In millions of dollars	Regional Consumer Banking	Institutional Clients Group	Subtotal Citicorp	Citi Holdings	Corporate/Other, Discontinued Operations and Consolidating Eliminations	Total Citigroup Consolidated
Assets
Cash and due from banks	$8,576	$17,259	$25,835	$1,164	$973	$27,972
Deposits with banks	7,617	60,139	67,756	3,204	91,477	162,437
Federal funds sold and securities borrowed
or purchased under agreements to resell	—	240,886	240,886	5,831	—	246,717
Brokerage receivables	218	19,316	19,534	10,803	876	31,213
Trading account assets	12,804	287,101	299,905	17,367	—	317,272
Investments	35,472	99,977	135,449	51,263	131,452	318,164
Loans, net of unearned income
Consumer	231,210	—	231,210	226,422	—	457,632
Corporate	—	175,110	175,110	16,052	—	191,162
Loans, net of unearned income	$231,210	$175,110	$406,320	$242,474	—	$648,794
Allowance for loan losses	(13,530)	(3,546)	(17,076)	(23,579)	—	(40,655)
Total loans, net	$217,680	$171,564	$389,244	$218,895	—	$608,139
Goodwill	10,701	10,826	21,527	4,625	—	26,152
Intangible assets (other than MSRs)	2,215	971	3,186	4,318	—	7,504
Mortgage servicing rights (MSRs)	2,043	76	2,119	2,435	—	4,554
Other assets	32,953	44,609	77,562	39,287	46,929	163,778
Total assets	$330,279	$952,724	$1,283,003	$359,192	$271,707	$1,913,902
Liabilities and equity
Total deposits	$308,538	$451,192	$759,730	$79,248	$5,990	$844,968
Federal funds purchased and securities
loaned or sold under agreements to repurchase	5,776	183,464	189,240	176	142	189,558
Brokerage payables	192	49,862	50,054	—	1,695	51,749
Trading account liabilities	25	126,935	126,960	2,094	—	129,054
Short-term borrowings	336	55,957	56,293	1,573	20,924	78,790
Long-term debt	3,033	75,479	78,512	13,530	289,141	381,183
Other liabilities	18,503	18,191	36,694	20,991	15,126	72,811
Net inter-segment funding (lending)	(6,124)	(8,356)	(14,480)	241,580	(227,100)	—
Total Citigroup stockholders’ equity	—	—	—	—	163,468	163,468
Noncontrolling interest	—	—	—	—	2,321	2,321
Total equity	—	—	—	—	$165,789	$165,789
Total liabilities and equity	$330,279	$952,724	$1,283,003	$359,192	$271,707	$1,913,902

     The supplemental information presented above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of December 31, 2010. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors’ understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationship of the asset and liability dynamics of the balance sheet components among Citi’s business segments.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview
Citi generates capital through earnings from its operating businesses. However, Citi may augment, and during the financial crisis did augment, its capital through issuances of common stock, convertible preferred stock, preferred stock and equity issued through awards under employee benefit plans. Citi also augmented its regulatory capital through the issuance of subordinated debt underlying trust preferred securities, although the treatment of such instruments as regulatory capital will be phased out under Basel III and the Financial Reform Act (see “Regulatory Capital Standards Developments” and “Risk Factors” below). Further, the impact of future events on Citi’s business results, such as corporate and asset dispositions, as well as changes in regulatory and accounting standards, also affects Citi’s capital levels.
     Capital is used primarily to support assets in Citi’s businesses and to absorb market, credit or operational losses. While capital may be used for other purposes, such as to pay dividends or repurchase common stock, Citi’s ability to utilize its capital for these purposes is currently restricted due to, among other things, its agreements with certain U.S. government entities, generally for so long as the U.S. government continues to hold any Citi trust preferred securities acquired in connection with the exchange offers consummated in 2009. See “Risk Factors” below.
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
     In 2009, the U.S. banking regulators developed a new measure of capital termed “Tier 1 Common,” which is defined as Tier 1 Capital less non-common elements, including qualifying perpetual preferred stock, qualifying noncontrolling interests, and qualifying mandatorily redeemable securities of subsidiary trusts. For more detail on all of these capital metrics, see “Components of Capital Under Regulatory Guidelines” below.
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
     To be “well capitalized” under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. The following table sets forth Citigroup’s regulatory capital ratios as of December 31, 2010 and December 31, 2009.

Citigroup Regulatory Capital Ratios

At year end	2010	2009
Tier 1 Common	10.75%	9.60%
Tier 1 Capital	12.91	11.67
Total Capital (Tier 1 Capital + Tier 2 Capital)	16.59	15.25
Leverage ratio	6.60	6.87

     As noted in the table above, Citigroup was “well capitalized” under the current federal bank regulatory agency definitions as of December 31, 2010 and December 31, 2009.

Components of Capital Under Regulatory Guidelines

In millions of dollars at year end	2010	2009
Tier 1 Common
Citigroup common stockholders’ equity	$163,156	$152,388
Less: Net unrealized losses on securities available-for-sale, net of tax (1)	(2,395)	(4,347)
Less: Accumulated net losses on cash flow hedges, net of tax	(2,650)	(3,182)
Less: Pension liability adjustment, net of tax (2)	(4,105)	(3,461)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in own credit worthiness, net of tax (3)	164	760
Less: Disallowed deferred tax assets (4)	34,946	26,044
Less: Intangible assets:
Goodwill	26,152	25,392
Other disallowed intangible assets	5,211	5,899
Other	(698)	(788)
Total Tier 1 Common	$105,135	$104,495
Qualifying perpetual preferred stock	$312	$312
Qualifying mandatorily redeemable securities of subsidiary trusts	18,003	19,217
Qualifying noncontrolling interests	868	1,135
Other	1,875	1,875
Total Tier 1 Capital	$126,193	$127,034
Tier 2 Capital
Allowance for credit losses (5)	$12,627	$13,934
Qualifying subordinated debt (6)	22,423	24,242
Net unrealized pretax gains on available-for-sale equity securities (1)	976	773
Total Tier 2 Capital	$36,026	$38,949
Total Capital (Tier 1 Capital and Tier 2 Capital)	$162,219	$165,983
Risk-weighted assets (RWA) (7)	$977,629	$1,088,526

(1)	Tier 1 Capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with risk-based capital guidelines. In arriving at Tier 1 Capital, banking organizations are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax. Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.
(2)	The Federal Reserve Board granted interim capital relief for the impact of ASC 715-20, Compensation—Retirement Benefits—Defined Benefits Plans (formerly SFAS 158).
(3)	The impact of including Citigroup’s own credit rating in valuing financial liabilities for which the fair value option has been elected is excluded from Tier 1 Capital, in accordance with risk-based capital guidelines.
(4)	Of Citi’s approximately $52 billion of net deferred tax assets at December 31, 2010, approximately $13 billion of such assets were includable without limitation in regulatory capital pursuant to risk-based capital guidelines, while approximately $35 billion of such assets exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 Capital. Citigroup’s approximately $4 billion of other net deferred tax assets primarily represented approximately $2 billion of deferred tax effects of unrealized gains and losses on available-for-sale debt securities and approximately $2 billion of deferred tax effects of the pension liability adjustment, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.
(5)	Includable up to 1.25% of risk-weighted assets. Any excess allowance for credit losses is deducted in arriving at risk-weighted assets.
(6)	Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.
(7)	Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $62.1 billion for interest rate, commodity and equity derivative contracts, foreign exchange contracts, and credit derivatives as of December 31, 2010, compared with $64.5 billion as of December 31, 2009. Market risk equivalent assets included in risk-weighted assets amounted to $51.4 billion at December 31, 2010 and $80.8 billion at December 31, 2009. Risk-weighted assets also include the effect of certain other off-balance-sheet exposures, such as unused lending commitments and letters of credit, and reflect deductions such as certain intangible assets and any excess allowance for credit losses.

Adoption of SFAS 166/167 Impact on Capital
As previously disclosed and as described further in Note 1 to the Consolidated Financial Statements, the adoption of SFAS 166/167 resulted in the consolidation of $137 billion of incremental assets and $146 billion of liabilities, including securitized credit card receivables, onto Citigroup’s Consolidated Balance Sheet on the date of adoption, as of January 1, 2010. The adoption of SFAS 166/167 also resulted in a net increase of $10 billion in risk-weighted assets. In addition, Citi added $13.4 billion to the loan loss allowance, increased deferred tax assets by $5.0 billion, and reduced retained earnings by $8.4 billion. This translated into a decrease in Tier 1 Common, Tier 1 Capital and Total Capital of $14.2 billion, $14.2 billion and $14.0 billion, respectively, and a reduction in Tangible Common Equity (described below) of $8.4 billion.
     The impact on Citigroup’s capital ratios from the January 1, 2010 adoption of SFAS 166/167 was as follows:

As of January 1, 2010	Impact
Tier 1 Common	(138) bps
Tier 1 Capital	(141) bps
Total Capital	(142) bps
Leverage ratio	(118) bps
Tangible Common Equity (TCE)/RWA	(87) bps

Common Stockholders’ Equity
Citigroup’s common stockholders’ equity increased during 2010 by $10.8 billion to $163.2 billion, and represented 8.5% of total assets as of December 31, 2010. The table below summarizes the change in Citigroup’s common stockholders’ equity during 2010:

In billions of dollars
Common stockholders’ equity, December 31, 2009	$152.4
Transition adjustment to retained earnings associated with the adoption of SFAS 166/167 (as of January 1, 2010) and the
adoption of ASU 2010-11 (recorded on July 1, 2010)	(8.5)
Net income	10.6
Employee benefit plans and other activities	2.2
ADIA Upper DECs equity units purchase contract	3.8
Net change in accumulated other comprehensive income (loss), net of tax	2.7
Common stockholders’ equity, December 31, 2010	$163.2

     As of December 31, 2010, $6.7 billion of stock repurchases remained under Citi’s authorized repurchase programs. No material repurchases were made in 2010 and 2009.
Tangible Common Equity (TCE)
TCE, as defined by Citigroup, represents Common equity less Goodwill and Intangible assets (other than Mortgage Servicing Rights (MSRs)), net of the related net deferred taxes. Other companies may calculate TCE in a manner different from that of Citigroup. Citi’s TCE was $129.4 billion at December 31, 2010 and $118.2 billion at December 31, 2009.
     The TCE ratio (TCE divided by risk-weighted assets) was 13.2% at December 31, 2010 and 10.9% at December 31, 2009.
     TCE is a capital adequacy metric used and relied upon by industry analysts; however, it is a non-GAAP financial measure for SEC purposes. A reconciliation of Citigroup’s total stockholders’ equity to TCE follows:

In millions of dollars at year end, except ratios	2010	2009
Total Citigroup stockholders’ equity	$163,468	$152,700
Less:
Preferred stock	312	312
Common equity	$163,156	$152,388
Less:
Goodwill	26,152	25,392
Intangible assets (other than MSRs)	7,504	8,714
Related net deferred tax assets	56	68
Tangible common equity (TCE)	$129,444	$118,214
Tangible assets
GAAP assets	$1,913,902	$1,856,646
Less:
Goodwill	26,152	25,392
Intangible assets (other than MSRs)	7,504	8,714
Related deferred tax assets	359	386
Federal bank regulatory adjustment (1)	—	5,746
Tangible assets (TA)	$1,879,887	$1,827,900
Risk-weighted assets (RWA)	$977,629	$1,088,526
TCE/TA ratio	6.89%	6.47%
TCE/RWA ratio	13.24%	10.86%

(1)	Adjustment to recognize repurchase agreements and securities lending agreements as secured borrowing transactions for Federal bank regulatory reporting purposes at December 31, 2009. See Note 1 to the Consolidated Financial Statements for further discussion.

Capital Resources of Citigroup’s Depository Institutions
Citigroup’s U.S. subsidiary depository institutions are also subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the guidelines of the Federal Reserve Board. To be “well capitalized” under current regulatory definitions, Citigroup’s depository institutions must have a Tier 1 Capital ratio of at least 6%, a Total Capital (Tier 1 Capital + Tier 2 Capital) ratio of at least 10%, and a Leverage ratio of at least 5%, and not be subject to a regulatory directive to meet and maintain higher capital levels.
     At December 31, 2010 and December 31, 2009, all of Citigroup’s U.S. subsidiary depository institutions including Citigroup’s primary subsidiary depository institution, Citibank, N.A., were “well capitalized” under current federal bank regulatory agency definitions, as noted in the following table:
Citibank, N.A. Components of Capital and Ratios Under Regulatory Guidelines

In billions of dollars at year end, except ratios	2010	2009
Tier 1 Common	$103.9	$95.8
Tier 1 Capital	104.6	96.8
Total Capital (Tier 1 Capital + Tier 2 Capital)	117.7	110.6
Tier 1 Common ratio	15.07%	13.02%
Tier 1 Capital ratio	15.17	13.16
Total Capital ratio	17.06	15.03
Leverage ratio	8.88	8.31

      There are various legal and regulatory limitations on the ability of Citigroup’s subsidiary depository institutions to pay dividends to Citigroup and its non-bank subsidiaries. In determining the declaration of dividends, each depository institution must also consider its effect on applicable risk-based capital and Leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup did not receive any dividends from its bank subsidiaries during 2010. See also “Funding and Liquidity—Liquidity Transfer Between Entities” below.

Impact of Changes on Capital Ratios
The following table presents the estimated sensitivity of Citigroup’s and Citibank, N.A.’s capital ratios to changes of $100 million in Tier 1 Common, Tier 1 Capital, or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator), based on financial information as of December 31, 2010. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank, N.A.’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Leverage ratio
	Impact of $100 million change in Tier 1 Common	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average total assets
Citigroup	1.0 bps	1.1 bps	1.0 bps	1.3 bps	1.0 bps	1.7 bps	0.5 bps	0.3 bps
Citibank, N.A.	1.4 bps	2.2 bps	1.4 bps	2.2 bps	1.4 bps	2.5 bps	0.8 bps	0.7 bps

Broker-Dealer Subsidiaries
At December 31, 2010, Citigroup Global Markets Inc., a broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc., had net capital, computed in accordance with the SEC’s net capital rule, of $8.9 billion, which exceeded the minimum requirement by $8.2 billion.
     In addition, certain of Citi’s broker-dealer subsidiaries are subject to regulation in the other countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s broker-dealer subsidiaries were in compliance with their capital requirements at December 31, 2010.

Regulatory Capital Standards Developments
The prospective regulatory capital standards for financial institutions are currently subject to significant debate, rulemaking activity and uncertainty, both in the U.S. and internationally. See “Risk Factors” below.
     Basel II and III. In late 2005, the Basel Committee on Banking Supervision (Basel Committee) published a new set of risk-based capital standards (Basel II) that would permit banking organizations, including Citigroup, to leverage internal risk models used to measure credit, operational, and market risk exposures to drive regulatory capital calculations. In late 2007, the U.S. banking agencies adopted these standards for large banking organizations, including Citigroup. As adopted, the standards require Citigroup, as a large and internationally active banking organization, to comply with the most advanced Basel II approaches for calculating credit and operational risk capital requirements. The U.S. implementation timetable consists of a parallel calculation period under the current regulatory capital regime (Basel I) and Basel II, followed by a three-year transitional period.
     Citi began parallel reporting on April 1, 2010. There will be at least four quarters of parallel reporting before Citi enters the three-year transitional period. The U.S. banking agencies have reserved the right to change how Basel II is applied in the U.S. following a review at the end of the second year of the transitional period, and to retain the existing prompt corrective action and leverage capital requirements applicable to banking organizations in the U.S.
     Apart from the Basel II rules regarding credit and operational risks, in June 2010, the Basel Committee agreed on certain revisions to the market risk capital framework that would also result in additional capital requirements. In December 2010, the U.S. banking agencies issued a proposal that would amend their market risk capital rules to implement certain revisions approved by the Basel Committee to the market risk capital framework.
     Further, as an outgrowth of the financial crisis, in December 2010, the Basel Committee issued final rules to strengthen existing capital requirements (Basel III). The U.S. banking agencies will be required to finalize, within two years, the rules to be applied by U.S. banking organizations commencing on January 1, 2013.
     Under Basel III, when fully phased in on January 1, 2019, Citigroup would be required to maintain risk-based capital ratios as follows:

	Tier 1 Common	Tier 1 Capital	Total Capital
Stated minimum ratio	4.5%	6.0%	8.0%
Plus: Capital conservation
buffer requirement	2.5	2.5	2.5
Effective minimum ratio	7.0%	8.5%	10.5%
     While banking organizations may draw on the 2.5% capital conservation buffer to absorb losses during periods of financial or economic stress, restrictions on earnings distributions (e.g., dividends, equity repurchases, and discretionary compensation) would result, with the degree of such restrictions greater based upon the extent to which the buffer is utilized. Moreover, subject to national discretion by the respective bank supervisory or regulatory authorities, a countercyclical capital buffer ranging from 0% to 2.5%, consisting of common equity or other fully loss absorbing capital, would also be imposed on banking organizations when it is deemed that excess aggregate credit growth is resulting in a build-up of systemic risk in a given country. This countercyclical capital buffer, when in effect, would serve as an additional buffer supplementing the capital conservation buffer.
     As a systemically important financial institution, Citigroup may also be subject to additional capital requirements. The Basel Committee and the Financial Stability Board are currently developing an integrated approach to systemically important financial institutions that could include combinations of capital surcharges, contingent capital and bail-in debt.
     Under Basel III, Tier 1 Common capital will be required to be measured after applying generally all regulatory adjustments (including applicable deductions). The impact of these regulatory adjustments on Tier 1 Common capital would be phased in incrementally at 20% annually beginning on January 1, 2014, with full implementation by January 1, 2018. During the transition period, the portion of the regulatory adjustments (including applicable deductions) not applied against Tier 1 Common capital would continue to be subject to existing national treatments.
     Moreover, under Basel III certain capital instruments will no longer qualify as non-common components of Tier 1 Capital (e.g., trust preferred securities and cumulative perpetual preferred stock) or Tier 2 Capital. These instruments will be subject to a 10% per-year phase-out over 10 years beginning on January 1, 2013, except for certain limited grandfathering. This phase-out period will be substantially shorter in the U.S. as a result of the so-called “Collins Amendment” to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which will generally require a phase out of these securities over a three-year period also beginning on January 1, 2013. In addition, the Basel Committee has subsequently issued supplementary minimum requirements to those contained in Basel III, which must be met or exceeded in order to ensure that qualifying non-common Tier 1 or Tier 2 Capital instruments fully absorb losses at the point of a banking organization’s non-viability before taxpayers are exposed to loss. These requirements must be reflected within the terms of the capital instruments unless, subject to certain conditions, they are implemented through the governing jurisdiction’s legal framework.
     Although U.S. banking organizations, such as Citigroup, are currently subject to a supplementary, non-risk-based measure of leverage for capital adequacy purposes (see “Capital Ratios” above), Basel III establishes a more constrained Leverage ratio requirement. Initially, during a four-year parallel run beginning on January 1, 2013, banking organizations will be required to maintain a minimum 3% Tier 1 Capital Leverage ratio. Disclosure of such ratio, and its components, will start on January 1, 2015. Depending upon the results of the parallel run test period, there could be subsequent adjustments to the definition and calibration of the Leverage ratio, which is to be finalized in 2017 and become a formal requirement by January 1, 2018.

FUNDING AND LIQUIDITY

Overview
Citi’s funding and liquidity objective is to both fund its existing asset base and maintain sufficient excess liquidity so that it can operate under a wide variety of market conditions. An extensive range of liquidity scenarios is considered based on both historical industry experience and hypothetical situations. The approach is to ensure Citi has sufficient funding that is structural in nature so as to accommodate market disruptions for both short- and long-term periods. Due to various constraints that limit the free transfer of liquidity or capital between Citi-affiliated entities (as discussed below), Citigroup’s primary liquidity objectives are established by entity, and in aggregate, across:

(i)	the non-bank, which is largely comprised of the parent holding company (Citigroup), Citigroup Funding Inc. (CFI) and Citi’s broker-dealer subsidiaries (collectively referred to in this section as “non-bank”); and
(ii)	Citi’s bank subsidiaries, such as Citibank, N.A.

     At an aggregate level, Citigroup’s goal is to ensure that there is sufficient funding in amount and tenor to ensure that aggregate liquidity resources are available for these entities. The liquidity framework requires that entities be self-sufficient or net providers of liquidity in their designated stress tests and have excess cash capital (as further discussed in “Liquidity Measures and Stress Testing” below).
     The primary sources of funding include (i) deposits via Citi’s bank subsidiaries, which are Citi’s most stable and lowest-cost source of long-term funding, (ii) long-term debt (including trust preferred securities and other long-term collateralized financing) issued at the non-bank level and certain bank subsidiaries, and (iii) stockholders’ equity. These sources are supplemented by short-term borrowings, primarily in the form of commercial paper and secured financing (securities loaned or sold under agreements to repurchase) at the non-bank level.
     Citigroup works to ensure that the structural tenor of these funding sources is sufficiently long in relation to the tenor of its asset base. In fact, the key goal of Citi’s asset-liability management is to ensure that there is excess tenor in the liability structure so as to provide excess liquidity to fund the assets. The excess liquidity resulting from a longer-term tenor profile can effectively offset potential downward pressures on liquidity that may occur under stress. This excess funding is held in the form of aggregate liquidity resources, as described below.

Aggregate Liquidity Resources

	Non-bank			Significant bank entities			Total
	Dec. 31,	Sept. 30,	Dec. 31,	Dec. 31,	Sept. 30,	Dec. 31,	Dec. 31,	Sept. 30,	Dec. 31,
In billions of dollars	2010	2010	2009	2010	2010	2009	2010	2010	2009
Cash at major central banks	$22.7	$16.1	$10.4	$82.1	$79.1	$105.1	$104.8	$95.2	$115.5
Unencumbered liquid securities	71.8	73.9	76.4	145.3	161.7	123.6	217.1	235.6	200.0
Total	$94.5	$90.0	$86.8	$227.4	$240.8	$228.7	$321.9	$330.8	$315.5

     As noted in the table above, Citigroup’s aggregate liquidity resources totaled $321.9 billion at December 31, 2010, compared with $330.8 billion at September 30, 2010 and $315.5 billion at December 31, 2009. These amounts are as of period-end, and may increase or decrease intra-period in the ordinary course of business. During the quarter ended December 31, 2010, the intra-quarter amounts did not fluctuate materially from the quarter-end amounts noted above.
     At December 31, 2010, Citigroup’s non-bank “cash box” totaled $94.5 billion, compared with $90.0 billion at September 30, 2010 and $86.8 billion at December 31, 2009. This includes the liquidity portfolio and “cash box” held in the United States as well as government bonds held by Citigroup’s broker-dealer entities in the United Kingdom and Japan.
     Citigroup’s bank subsidiaries had an aggregate of approximately $82.1 billion of cash on deposit with major central banks (including the U.S. Federal Reserve Bank, European Central Bank, Bank of England, Swiss National Bank, Bank of Japan, the Monetary Authority of Singapore, and the Hong Kong Monetary Authority) at December 31, 2010, compared with $79.1 billion at September 30, 2010 and $105.1 billion at December 31, 2009.
     Citigroup’s bank subsidiaries also have significant additional liquidity resources through unencumbered highly liquid government and government-backed securities. These securities are available for sale or secured funding through private markets or by pledging to the major central banks. The liquidity value of these liquid securities was $145.3 billion at December 31, 2010, compared with $161.7 billion at September 30, 2010 and $123.6 billion at December 31, 2009. Significant amounts of cash and liquid securities are also available in other Citigroup entities.
     In addition to the highly liquid securities noted above, Citigroup’s bank subsidiaries also maintain additional unencumbered securities and loans, which are currently pledged to the U.S. Federal Home Loan Banks’ (FHLB) and the U.S. Federal Reserve Bank’s discount window.

Deposits
Citi continues to focus on maintaining a geographically diverse retail and corporate deposit base that stood at $845 billion at December 31, 2010, as compared with $836 billion at December 31, 2009 and $850 billion at September 30, 2010. The $9 billion increase in deposits year over year was largely due to FX translation and higher deposit volumes in Regional Consumer Banking and Transaction Services. These increases were partially offset by a decrease in Securities and Banking and Citi Holdings’ deposits. Compared to the prior quarter, deposits decreased modestly by $5 billion due primarily to lower balances in Securities and Banking and Citi Holdings, partially offset by increases in FX translation and higher deposit volumes in Regional Consumer Banking.
     Citigroup’s deposits are diversified across clients, products and regions, with approximately 64% outside of the United States as of December 31, 2010. Deposits can be interest bearing or non-interest bearing. As of December 31, 2010, interest-bearing deposits payable by Citigroup’s foreign and domestic banking subsidiaries constituted 58% and 27% of total deposits, respectively, while non-interest-bearing deposits constituted 7% and 9%, respectively.
Long-Term Debt
Long-term debt is an important funding source because of its multi-year maturity structure. At December 31, 2010, long-term debt outstanding for Citigroup was as follows:

				Total
In billions of dollars	Non-bank	Bank		Citigroup	(1)
Long-term debt (2)(3)	$268.0	$113.2	(4)	$381.2

(1)	Total long-term debt at December 31, 2010 includes $69.7 billion of long-term debt related to VIEs consolidated effective January 1, 2010 with the adoption of SFAS 166/167.
(2)	Original maturities of one year or more.
(3)	Of this amount, approximately $58.3 billion is guaranteed by the FDIC under the TLGP with $20.3 billion maturing in 2011 and $38.0 billion maturing in 2012.
(4)	At December 31, 2010, collateralized advances from the FHLBs were $18.2 billion.

The table below details the long-term debt issuances of Citigroup during the past five quarters.

			Full year							Full year
In billions of dollars	4Q09		2009	1Q10	2Q10		3Q10	4Q10		2010
Unsecured long-term debt issued under TLGP guarantee	$10.0		$58.9	$—	$—		$—	$—		$—
Unsecured long-term debt issued without TLGP guarantee	4.6	(1)	26.0	1.3	5.3	(2)	7.6	5.9	(3)	20.1
Unsecured long-term debt issued on a local country level	2.5		7.3	1.7	0.9		2.1	2.2		6.9
Trust preferred securities (TRUPS)	—		27.1	2.3	—		—	—		2.3
Secured debt and securitizations	2.7		17.0	2.0	—		—	2.5		4.5
Total	$19.8		$136.3	$7.3	$6.2		$9.7	$10.6		$33.8

(1)	Includes $1.9 billion of senior debt issued under remarketing of $1.9 billion of Citigroup Capital XXIX Trust Preferred securities held by ADIA to enable them to execute the forward stock purchase contract in March 2010.
(2)	Includes $1.9 billion of senior debt issued under remarketing of $1.9 billion of Citigroup Capital XXX Trust Preferred securities held by ADIA to enable them to execute the forward stock purchase contract in September 2010.
(3)	Includes $1.9 billion of senior debt issued under remarketing of $1.9 billion of Citigroup Capital XXXI Trust Preferred securities held by ADIA to enable them to execute the forward stock purchase contract in March 2011.

     Absent the impact of consolidating securitizations under SFAS 166/167, which increased long-term debt by approximately $70 billion, long-term debt decreased by $53 billion from $364 billion for the year ended December 31, 2009 to $311 billion for the year ended December 31, 2010. The $53 billion decrease (excluding securitizations) was driven by approximately $79 billion of redemptions, maturities and business sales, which was partially offset by approximately $29 billion of issuances during the year, with the remainder primarily attributable to FX translation and fair value.
     As noted in the table above, during 2010 Citi issued approximately one-quarter of the amount of long-term debt it issued in 2009. Moreover, the status of Citi’s liquidity resources and asset reductions in Citi Holdings during 2010 prompted less of a need to fully refinance long-term debt maturities. Citi refinanced approximately $22 billion, or slightly more than half, of the approximate $40 billion long-term debt that matured during 2010 (excluding local country, securitizations and FHLB).

The table below shows the aggregate annual maturities of Citi’s long-term debt obligations:

	Long-term debt maturities by year
In billions of dollars	2011	2012	2013	2014	2015	Thereafter	Total
Senior/subordinated debt	$41.5	$62.6	$27.0	$23.1	$15.5	$85.1	$254.8
Local country maturities	5.2	5.3	3.5	2.3	1.0	2.9	20.2
Trust preferred securities (TRUPS)	—	—	—	—	—	18.1	18.1
Securitized debt and securitizations	12.3	26.3	4.2	6.6	5.4	15.3	70.1
FHLB borrowings	12.5	—	2.5	—	—	3.0	18.0
Total long-term debt	$71.5	$94.2	$37.2	$32.0	$21.9	$124.4	$381.2

Long-Term Debt Funding Outlook
Citi currently estimates its long-term debt maturing during 2011 to be approximately $41 billion (which excludes maturities relating to local country, securitizations and FHLB), of which approximately $20.3 billion is TLGP debt. Given the current status of its liquidity resources and continued reductions of assets in Citi Holdings, Citi currently expects to refinance approximately $20 billion of long-term debt during 2011. Citi does not expect to refinance its TLGP debt as it matures either during 2011 or 2012 (approximately $38 billion). Citi continues to review its funding and liquidity needs, and may adjust its expected issuances due to market conditions or regulatory requirements, among other factors.
Secured Financing and Short-Term Borrowings
As referenced above, Citi supplements its primary sources of funding with short-term borrowings. Short-term borrowings generally include (i) secured financing (securities loaned or sold under agreements to repurchase) and (ii) short-term borrowings consisting of commercial paper and borrowings from banks and other market participants. As required by SEC rules, the following table contains the year-end, average and maximum month-end amounts for the following respective short-term borrowing categories at the end of each of the three prior fiscal years.

	Federal funds purchased
	and securities sold under
	agreements to				Short-term borrowings							(1)
	repurchase			(2)	Commercial paper			(3)	Other short-term borrowings			(4)
In billions of dollars	2010	2009	2008		2010	2009	2008		2010	2009	2008
Amounts outstanding at year end	$189.6	$154.3	$205.3		$24.7	$10.2	$29.1		$54.1	$58.7	$97.6
Average outstanding during the year (5)	212.3	205.6	281.5		35.0	24.7	31.9		68.8	76.5	82.6
Maximum month-end outstanding	246.5	252.2	354.7		40.1	36.9	41.2		106.0	99.8	121.8
Weighted-average interest rate
During the year (5)(6)	1.32%	1.67%	4.00%		0.15%	0.99%	3.10%		1.26%	1.54%	1.70%
At year end (7)	0.99	0.85	2.22		0.35	0.34	1.67		0.40	0.66	2.40

(1)	Original maturities of less than one year.
(2)	Rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(3)	Includes $15 billion of commercial paper related to VIEs consolidated effective January 1, 2010 with the adoption of SFAS 166/167.
(4)	Other short-term borrowings include broker borrowings and borrowings from banks and other market participants.
(5)	Excludes discontinued operations. While the annual average balance is primarily calculated from daily balances, in some cases, the average annual balance is calculated using a 13-point average composed of each of the month-end balances during the year plus the prior year-end ending balance.
(6)	Interest rates include the effects of risk management activities. See Notes 20 and 24 to the Consolidated Financial Statements.
(7)	Based on contractual rates at year end.

     Secured financing is primarily conducted through Citi’s broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the trading inventory. Secured financing appears as a liability on Citi’s Consolidated Balance Sheet (“Securities Loaned or Sold Under Agreements to Repurchase”). As of December 31, 2010, secured financing was $189.6 billion and averaged approximately $207 billion during the quarter ended December 31, 2010. Secured financing at December 31, 2010 increased by $35 billion from $154.3 billion at December 31, 2009. During the same period, reverse repos and securities borrowing increased by $25 billion.
     The majority of secured financing is collateralized by highly liquid government, government-backed and government agency securities. This collateral comes primarily from Citi’s trading assets and its secured lending, and is part of Citi’s client matched-book activity given that Citi both borrows and lends similar asset types on a secured basis.
     The minority of secured financing is collateralized by less liquid collateral, and supports both Citi’s trading assets as well as the business of secured lending to customers, which is also part of Citi’s client matched-book activity. The less liquid secured borrowing is carefully calibrated by asset quality, tenor and counterparty exposure, including those that might be sensitive to ratings stresses, in order to increase the reliability of the funding.
     Citi believes there are several potential mitigants available to it in the event of stress on the secured financing markets for less liquid collateral. Citi’s significant liquidity resources in its non-bank entities as of December 31, 2010, supplemented by collateralized liquidity transfers between entities, provide a cushion. Within the matched-book activity, the secured lending positions, which are carefully managed in terms of collateral and tenor, could be unwound to provide additional liquidity under stress. Citi also has excess funding capacity for less liquid collateral with existing counterparties that can be accessed during potential dislocation. In addition, Citi has the ability to adjust the size of select trading books to provide further mitigation.
     At December 31, 2010, commercial paper outstanding for Citigroup’s non-bank entities and bank subsidiaries, respectively, was as follows:
				Total
In billions of dollars	Non-bank	Bank	(1)	Citigroup
Commercial paper	$9.7	$15.0		$24.7

(1)	Includes $15 billion of commercial paper related to VIEs consolidated effective January 1, 2010 with the adoption of SFAS 166/167.
     Other short-term borrowings of approximately $54 billion (as set forth in the Secured Financing and Short-Term Borrowings table above) include $42.4 billion of borrowings from banks and other market participants, which includes borrowings from the Federal Home Loan Banks. This represented a decrease of approximately $11 billion as compared to year-end 2009. The average balance of borrowings from banks and other market participants for the quarter ended December 31, 2010 was approximately $43 billion. Other short-term borrowings also include $11.7 billion of broker borrowings at December 31, 2010, which averaged approximately $13 billion for the quarter ended December 31, 2010.
     See Notes 12 and 19 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding long-term debt and short-term borrowings.

Liquidity Transfer Between Entities
Liquidity is generally transferable within the non-bank, subject to regulatory restrictions (if any) and standard legal terms. Similarly, the non-bank can generally transfer excess liquidity into Citi’s bank subsidiaries, such as Citibank, N.A. In addition, Citigroup’s bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-dealer in accordance with Section 23A of the Federal Reserve Act. As of December 31, 2010, the amount available for lending under Section 23A was approximately $26.6 billion, provided the funds are collateralized appropriately.

Liquidity Risk Management
Citigroup runs a centralized treasury model where the overall balance sheet is managed by Citigroup Treasury through Global Franchise Treasurers and Regional Treasurers. Day-to-day liquidity and funding are managed by treasurers at the country and business level and are monitored by Corporate Treasury and Citi risk management.
     Liquidity management is the responsibility of senior management through Citigroup’s Finance and Asset and Liability Committee (FinALCO) and is overseen by the Board of Directors through its Risk Management and Finance Committee. Asset and liability committees are also established globally and for each region, country and/or major line of business.

Liquidity Measures and Stress Testing
Citi uses multiple measures in monitoring its liquidity, including liquidity ratios, stress testing and liquidity limits, each as described below.
     In broad terms, the structural liquidity ratio, defined as the sum of deposits, long-term debt and stockholders’ equity as a percentage of total assets, measures whether the asset base is funded by sufficiently long-dated liabilities. Citi’s structural liquidity ratio was 73% at December 31, 2010, 71% at September 30, 2010, and 73% at December 31, 2009.
     Another measure of Citi’s structural liquidity is cash capital. Cash capital is a more detailed measure of the ability to fund the structurally illiquid portion of Citigroup’s balance sheet. Cash capital measures the amount of long-term funding—or core customer deposits, long-term debt (over one year) and equity—available to fund illiquid assets. Illiquid assets generally include loans (net of securitization adjustments), securities haircuts and other assets (i.e., goodwill, intangibles, fixed assets). At December 31, 2010, both the non-bank and the aggregate bank subsidiaries had a significant excess of cash capital. In addition, as of December 31, 2010, the non-bank maintained liquidity to meet all maturing obligations significantly in excess of a one-year period without access to the unsecured wholesale markets.
     Liquidity stress testing is performed for each major entity, operating subsidiary and/or country. Stress testing and scenario analyses are intended to quantify the potential impact of a liquidity event on the balance sheet and liquidity position, and to identify viable funding alternatives that can be utilized. These scenarios include assumptions about significant changes in key funding sources, market triggers (such as credit ratings), potential uses of funding and political and economic conditions in certain countries. These conditions include standard and stressed market conditions as well as firm-specific events.
     A wide range of liquidity stress tests are important for monitoring purposes. Some span liquidity events over a full year, some may cover an intense stress period of one month, and still other time frames may be appropriate. These potential liquidity events are useful to ascertain potential mis-matches between liquidity sources and uses over a variety of horizons (overnight, one week, two week, one month, three month, one year), and liquidity limits are set accordingly. To monitor the liquidity of a unit, those stress tests and potential mismatches may be calculated with varying frequencies, with several important tests performed daily.
     Given the range of potential stresses, Citi maintains a series of Contingency Funding Plans on a consolidated basis as well as for individual entities. These plans specify a wide range of readily available actions that are available in a variety of adverse market conditions, or idiosyncratic disruptions.

Credit Ratings
Citigroup’s ability to access the capital markets and other sources of funds, as well as the cost of these funds and its ability to maintain certain deposits, is dependent on its credit ratings. The table below indicates the current ratings for Citigroup and Citibank, N.A.

Citigroup’s Debt Ratings as of December 31, 2010

Citigroup Inc./Citigroup
	Funding Inc.				(1)	Citibank, N.A.
	Senior		Commercial			Long-		Short-
	debt		paper			term		term
Fitch Ratings (Fitch)	A	+	F1	+		A	+	F1	+
Moody’s Investors Service (Moody’s)	A3		P-1			A1		P-1
Standard & Poor’s (S&P)	A		A-1			A	+	A-1

(1)	As a result of the Citigroup guarantee, changes in ratings for CFI are the same as those of Citigroup.

     Each of the credit rating agencies is evaluating the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Financial Reform Act) on the rating support assumptions currently included in their methodologies, as related to large U.S. bank holdings companies (see also “Risk Factors” below). It is their belief that the Financial Reform Act increases the uncertainty regarding the U.S. government’s willingness to provide support to large bank holding companies in the future. Consistent with this belief, and their actions with respect to other large U.S. banks, both S&P and Moody’s revised their outlooks on Citigroup’s supported ratings from stable to negative, and Fitch placed Citigroup’s supported ratings on rating watch negative, during 2010. The ultimate timing of the completion of the credit rating agencies’ evaluations of the impact of the Financial Reform Act, as well as the outcomes, is uncertain.
     Also in 2010, however, Citi’s unsupported ratings were improved at two of the three agencies listed above. In both the first quarter and fourth quarter of 2010, S&P upgraded Citi’s stand alone credit profile, or unsupported rating, by one notch, for a total two-notch upgrade during 2010. In the fourth quarter of 2010, Fitch upgraded Citi’s unsupported rating by a notch. Further, Fitch stated that as long as Citi’s intrinsic performance and fundamental credit profile remain stable or improve, any future lowering or elimination of government support from its ratings would still result in a long-term unsupported rating in the “A” category, and short-term unsupported rating of at least “F1.” Citi believes these upgrades were based on its progress to date, and such upgrades have narrowed the gap between Citi’s supported and unsupported ratings.
     Ratings downgrades by Fitch, Moody’s or S&P could have material impacts on funding and liquidity through cash obligations, reduced funding capacity, and due to collateral triggers. Because of the current credit ratings of Citigroup, a one-notch downgrade of its senior debt/long-term rating may or may not impact Citigroup’s commercial paper/short-term rating by one notch.
     As of December 31, 2010, Citi currently believes that a one-notch downgrade of both the senior debt/long-term rating of Citigroup and a one-notch downgrade of Citigroup’s commercial paper/short-term rating could result in the assumed loss of unsecured commercial paper ($8.9 billion) and tender option bonds funding ($0.3 billion), as well as derivative triggers and additional margin requirements ($1.0 billion). Other funding sources, such as secured financing and other margin requirements for which there are no explicit triggers, could also be adversely affected.
     The aggregate liquidity resources of Citigroup’s non-bank stood at $95 billion as of December 31, 2010, in part as a contingency for such an event, and a broad range of mitigating actions are currently included in Citigroup’s Contingency Funding Plans (as described under “Liquidity Measures and Stress Testing” above). These mitigating factors include, but are not limited to, accessing surplus funding capacity from existing clients, tailoring levels of secured lending, adjusting the size of select trading books, and collateralized borrowings from significant bank subsidiaries.
     Citi currently believes that a more severe ratings downgrade scenario, such as a two-notch downgrade of the senior debt/long-term rating of Citigroup, accompanied by a one-notch downgrade of Citigroup’s commercial paper/short-term rating, could result in an additional $1.2 billion in funding requirement in the form of cash obligations and collateral.
     Further, as of December 31, 2010, a one-notch downgrade of the senior debt/long-term ratings of Citibank, N.A. could result in an approximate $4.6 billion funding requirement in the form of collateral and cash obligations. Because of the current credit ratings of Citibank, N.A., a one-notch downgrade of its senior debt/long-term rating is unlikely to have any impact on its commercial paper/short-term rating. The significant bank entities, Citibank, N.A., and other bank vehicles have aggregate liquidity resources of $227 billion, and have detailed contingency funding plans that encompass a broad range of mitigating actions.

CONTRACTUAL OBLIGATIONS

The following table includes information on Citigroup’s contractual obligations, as specified and aggregated pursuant to SEC requirements.
     Purchase obligations consist of those obligations to purchase goods or services that are enforceable and legally binding on Citi. For presentation purposes, purchase obligations are included in the table below through the termination date of the respective agreements, even if the contract is renewable. Many of the purchase agreements for goods or services include clauses that would allow Citigroup to cancel the agreement with specified notice; however, that impact is not included in the table below (unless Citigroup has already notified the counterparty of its intention to terminate the agreement).
     Other liabilities reflected on Citigroup’s Consolidated Balance Sheet include obligations for goods and services that have already been received, uncertain tax positions and other liabilities that have been incurred and will ultimately be paid in cash.
       Excluded from the following table are obligations that are generally short-term in nature, including deposits and securities sold under agreements to repurchase (see “Capital Resources and Liquidity—Funding and Liquidity” above for a discussion of these obligations). The table also excludes certain insurance and investment contracts subject to mortality and morbidity risks or without defined maturities, such that the timing of payments and withdrawals is uncertain. The liabilities related to these insurance and investment contracts are included as Other liabilities on the Consolidated Balance Sheet.

	Contractual obligations by year
In millions of dollars at December 31, 2010	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt obligations (1)	$71,473	$94,234	$37,219	$31,903	$21,927	$124,427	$381,183
Operating and capital lease obligations	1,137	1,030	939	856	763	2,440	7,165
Purchase obligations	680	433	378	298	282	535	2,606
Other liabilities (2)	37,462	2,318	284	237	233	4,683	45,217
Total	$110,752	$98,015	$38,820	$33,294	$23,205	$132,085	$436,171

(1)	For additional information about long-term debt obligations, see “Capital Resources and Liquidity—Funding and Liquidity” above and Note 19 to the Consolidated Financial Statements.
(2)	Includes accounts payable and accrued expenses recorded in Other liabilities on Citi’s Consolidated Balance Sheet. Also includes discretionary contributions for 2011 for Citi’s non-U.S. pension plans and the non-U.S. postretirement plans, as well as employee benefit obligations accounted for under SFAS 87 (ASC 715), SFAS 106 (ASC 715) and SFAS 112 (ASC 712).

RISK FACTORS

The ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 will require Citigroup to restructure or change certain of its business practices and potentially reduce revenues or otherwise limit its profitability, including by imposing additional costs on Citigroup, some of which may be significant.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Financial Reform Act), signed into law on July 21, 2010, calls for significant structural reforms and new substantive regulation across the financial industry. Because most of the provisions of the Financial Reform Act that could particularly impact Citi are currently or will be subject to extensive rulemaking and interpretation, a significant amount of uncertainty remains as to the ultimate impact of the Financial Reform Act on Citigroup, especially when combined with other ongoing U.S. and global regulatory developments.
     This uncertainty impedes future planning with respect to certain of Citi’s businesses and, combined with the extensive and comprehensive regulatory requirements adopted and implemented in compressed time frames, presents operational and compliance costs and risks. What is certain is that the Financial Reform Act will require Citigroup to restructure, transform or change certain of its business activities and practices, potentially limit or eliminate Citi’s ability to pursue business opportunities, and impose additional costs, some significant, on Citigroup, each of which could negatively impact, possibly significantly, Citigroup’s earnings.

Increases in FDIC insurance premiums will significantly increase Citi’s required premiums, which will negatively impact Citigroup’s earnings.
The FDIC maintains a fund out of which it covers losses on insured deposits. The fund is composed of assessments on financial institutions that hold FDIC-insured deposits, including Citibank, N.A. and Citigroup’s other FDIC-insured depository institutions. As a result of the recent financial crisis, the Financial Reform Act seeks to put the FDIC fund on a sounder financial footing by requiring that the fund have assets equal to at least 1.35% of insurable deposits. The FDIC has adopted a higher target of 2.0% of insurable deposits.
     The cost of FDIC assessments to FDIC-insured depository institutions, including Citibank, N.A. and Citigroup’s other FDIC-insured depository institutions, depends on the assessment rate and the assessment base of each institution. The Financial Reform Act changed the assessment base from the amount of U.S. domestic deposits to the amount of worldwide average consolidated total assets less average tangible equity. The FDIC has adopted a complex set of calculation rules for its assessment rate, to be effective in the second quarter of 2011. As a result of these changes, Citigroup’s FDIC assessments could increase significantly (prior to any potential mitigating actions), which will negatively impact its earnings. Given Citi’s substantial global footprint, the change from an assessment based on Citigroup’s relatively smaller U.S. deposit base, as compared to its U.S. competitors, to one related to global assets (including Citigroup’s relatively larger global deposit base as compared to its U.S. competitors) will cause a disproportionate increase in Citigroup’s assessment base relative to many of its U.S. competitors that are subject to the FDIC assessment. The assessment could also disadvantage Citi’s competitive position in relation to foreign local banks which are not subject to the assessment.

Although Citigroup currently believes it is “well capitalized,” prospective regulatory capital requirements for financial institutions are uncertain and Citi’s capitalization may not prove to be sufficient relative to future requirements.
The prospective regulatory capital standards for financial institutions are currently subject to significant debate and rulemaking activity, both in the U.S. and internationally, resulting in a degree of uncertainty as to their ultimate scope and effect.
     As an outgrowth of the financial crisis, the Basel Committee on Banking Supervision (Basel Committee) has established global financial reforms designed, in part, to strengthen existing capital requirements (Basel III). Under Basel III, when fully phased in, Citigroup would be subject to stated minimum capital ratio requirements for Tier 1 Common of 4.5%, for Tier 1 Capital of 6.0%, and for Total Capital of 8.0%. Further, the new standards also require a capital conservation buffer of 2.5%, and potentially also a countercyclical capital buffer, above these stated minimum requirements for each of these three capital tiers. Apart from risk-based capital, Basel III also introduced a more constrained Leverage ratio requirement than that currently imposed on U.S. banking organizations. For more information on Basel III and other requirements and proposals relating to capital adequacy, see “Capital Resources—Regulatory Capital Standards Developments” above.
     Even though Citigroup continues to be “well capitalized” in accordance with current federal bank regulatory agency definitions, with a Tier 1 Capital ratio of 12.9%, a Total Capital ratio of 16.6%, and a Leverage ratio of 6.6%, as well as a Tier 1 Common ratio of 10.8%, each as of December 31, 2010, Citigroup may not be able to maintain sufficient capital consistent with Basel III and other future regulatory capital requirements. Because the rules relating to the U.S. implementation of Basel III and other future regulatory capital requirements are not entirely certain, Citigroup’s ability to comply with these requirements on a timely basis depends upon certain assumptions, including, for instance, those with respect to Citigroup’s significant investments in unconsolidated financial entities (such as the Morgan Stanley Smith Barney joint venture), the size of Citigroup’s deferred tax assets and MSRs, and its internal risk calibration models. If any of these assumptions proves to be incorrect, it could negatively affect Citigroup’s ability to comply in a timely manner with these future regulatory capital requirements.
     In addition, the Financial Reform Act grants new regulatory authority to various U.S. federal regulators, including the Federal Reserve Board and a newly created Financial Stability Oversight Council, to impose heightened prudential standards on financial institutions that pose a systemic risk to market-wide financial stability (Citigroup will be defined as such an institution under the Financial Reform Act). These standards include heightened capital, leverage and liquidity standards, as well as requirements for periodic stress tests (the first round of which is in the process of being implemented). The Federal Reserve Board may also impose other prudential standards, including contingent capital requirements, based upon its authority to distinguish among bank holding companies such as Citigroup in relation to their perceived riskiness, complexity, activities, size and other factors. The exact nature of these future requirements remains uncertain.
     Further, the so-called “Collins Amendment” reflected in the Financial Reform Act will result in new minimum capital requirements for bank holding companies such as Citigroup, and provides for the phase-out of trust preferred securities and other hybrid capital securities from Tier 1 Capital for regulatory capital purposes, beginning January 1, 2013. As of December 31, 2010, Citigroup had approximately $15.4 billion in outstanding trust preferred securities that will be subject to the provisions of the Collins Amendment. As a result, Citigroup may need to replace certain of its existing Tier 1 Capital with new capital.
     Accordingly, Citigroup may not be able to maintain sufficient capital in light of the changing and uncertain regulatory capital requirements resulting from the Financial Reform Act, the Basel Committee, and U.S. or international regulators, or Citigroup’s costs to maintain such capital levels may increase.

Changes in regulation of derivatives under the Financial Reform Act, including certain central clearing and exchange trading activities, will require Citigroup to restructure certain areas of its derivatives business which will be disruptive and may adversely affect the results of operations from certain of its over-the-counter and other derivatives activities.
The Financial Reform Act and the regulations to be promulgated thereunder will require certain over-the-counter derivatives to be standardized, subject to requirements for transaction reporting, clearing through regulatorily recognized clearing facilities and trading on exchanges or exchange-like facilities. The regulations implementing this aspect of the Financial Reform Act, including for example the definition of, and requirements for, “swap execution facilities” through which transactions and reporting in standardized products may be required to be carried out, and the determination of margin requirements, are still in the process of being formulated, and thus, the final scope of the requirements is not known. These requirements will, however, necessitate changes to certain areas of Citi’s derivatives business structures and practices, including without limitation the successful and timely installation of the appropriate technological and operational systems to report and trade the applicable derivatives accurately, which will be disruptive, divert management attention and require additional investment into such businesses.
     The above changes could also increase Citigroup’s exposure to the regulatorily recognized clearing facilities and exchanges, which could build up into material concentrations of exposure. This could result in Citigroup having a significant dependence on the continuing efficient and effective functioning of these clearing and trading facilities, and on their continuing financial stability.
       In addition, under the so-called “push-out” provisions of the Financial Reform Act and the regulations to be promulgated thereunder, derivatives activities, with the exception of bona fide hedging activities and derivatives related to traditional bank-permissible reference assets, will be curtailed on FDIC-insured depository institutions. Citigroup, like many of its U.S. bank competitors, conducts a substantial portion of its derivatives activities through an insured depository institution. Moreover, to the extent that certain of Citi’s competitors conduct such activities outside of FDIC-insured depository institutions, Citi would be disproportionately impacted by any restructuring of its business for push-out purposes. While the exact nature of the changes required under the Financial Reform Act is uncertain, the changes that are ultimately implemented will require restructuring these activities which could negatively impact Citi’s results of operations from these activities.

Regulatory requirements aimed at facilitating the future orderly resolution of large financial institutions could result in Citigroup having to change its business structures, activities and practices in ways that negatively impact its operations.
The Financial Reform Act requires Citi to plan for a rapid and orderly resolution in the event of future material financial distress or failure, and to provide its regulators information regarding the manner in which Citibank, N.A. and its other insured depository institutions are adequately protected from the risk of non-bank affiliates. Regulatory requirements aimed at facilitating future resolutions in the U.S. and globally could result in Citigroup having to restructure or reorganize businesses, legal entities, or intercompany systems or transactions in ways that negatively impact Citigroup’s operations. For example, Citi could be required to create new subsidiaries instead of branches in foreign jurisdictions, or create separate subsidiaries to house particular businesses or operations (so-called “subsidiarization”), which would, among other things, increase Citi’s legal, regulatory and managerial costs, negatively impact Citi’s global capital and liquidity management and potentially impede its global strategy.

While Citigroup believes one of its competitive advantages is its extensive global network, Citi’s extensive operations outside of the U.S. subject it to emerging market and sovereign volatility and numerous inconsistent or conflicting regulations, which increase Citi’s compliance, regulatory and other costs.
Citigroup believes its extensive global network—which includes a physical presence in approximately 100 countries and services offered in over 160 countries and jurisdictions—provides it a competitive advantage in servicing the broad financial services needs of large multinational clients and its customers around the world, including in many of the world’s emerging markets. This global footprint, however, subjects Citi to emerging market and sovereign volatility and extensive, often inconsistent or conflicting, regulation, all of which increase Citi’s compliance, regulatory and other costs.

       The emerging markets in which Citi operates or invests are often more volatile than the U.S. markets or other developed markets, and are subject to changing political, social, economic and financial factors, including currency exchange laws or other laws or restrictions applicable to companies or investments in those markets or countries. Citi’s extensive global operations also expose it to sovereign risk, particularly in the countries in which Citi has a physical presence. There have recently been instances of disruptions and internal strife in some countries in which Citigroup operates which can place Citi’s staff at risk and can result in losses, particularly if the sovereign defaults or nationalizes Citi’s assets. These risks must be balanced against Citigroup’s obligations to its customers in the country and its obligations to the central bank as a major international participant in the functioning of the country’s wholesale market. In addition, Citi’s global footprint also subjects it to higher compliance risk relating to U.S. regulations primarily focused on various aspects of global corporate activities, such as anti-money laundering and Foreign Corrupt Practices Act violations, which can also be more acute in less developed markets and which can require substantial investments in order to comply.
       Citigroup believes the level of regulation of financial institutions around the world will likely further increase as a result of the recent financial crisis and the numerous regulatory efforts underway outside the U.S., which, to date, have not necessarily been undertaken on a coordinated basis. For example, uncertainties in the global regulatory arena that could impact Citigroup include, among others, different and inconsistent insolvency and resolution regimes and capital and liquidity requirements that may result in mandatory “ring-fencing” of capital or liquidity in certain jurisdictions, thus increasing Citigroup’s overall global capital and liquidity needs, as well as the possibility of bank taxes or fees, some of which could be significant.
       The extensive regulations to which Citi is subject, or may be subject in the future, are often inconsistent or conflicting, not only with U.S. regulations, but among jurisdictions around the world. Moreover, depending on the final regulations, Citi could be disproportionately impacted in comparison to other global financial institutions. Any failure by Citi to remain in compliance with applicable U.S. regulations as well as the regulations in the countries and markets in which it operates as a result of its global footprint could result in fines, penalties, injunctions or other similar restrictions, any of which could negatively impact Citi’s earnings as well as its reputation generally. In addition, complying with inconsistent, conflicting or duplicative regulations requires extensive time and effort and further increases Citigroup’s compliance, regulatory and other costs.
Provisions of the Financial Reform Act and other regulations relating to securitizations will impose additional costs on securitization transactions, increase Citigroup’s potential liability in respect of securitizations and may prohibit Citigroup from performing certain roles in securitizations, each of which could make it impractical to execute certain types of transactions and may have an overall negative effect on the recovery of the securitization markets.
Citigroup plays a variety of roles in asset securitization transactions, including acting as underwriter of asset-backed securities, depositor of the underlying assets into securitization vehicles and counterparty to securitization vehicles under derivative contracts. The Financial Reform Act contains a number of provisions intended to increase the regulation of securitizations. These include a requirement that securitizers retain un-hedged exposure to at least 5% of the economic risk of certain assets they securitize, a prohibition on securitization participants engaging in transactions that would involve a conflict with investors in the securitization and extensive additional requirements for review and disclosure of the characteristics of the assets underlying securitizations. In addition, the FDIC has adopted new criteria for establishing transfers of assets into securitization transactions from entities subject to its resolution authority, and the FASB has modified the requirements for transfers of assets to be recognized for financial accounting purposes and for securitization vehicles to be consolidated with a securitization participant. In April 2010, the SEC proposed further additional, extensive regulation of securitization transactions.
       The cumulative effect of these extensive regulatory changes, as well as other potential future regulatory changes (e.g., GSE reform), on the nature and profitability of securitization transactions, and Citi’s participation therein, cannot currently be assessed. It is likely, however, that these various measures will increase the costs of executing securitization transactions, could effectively limit Citi’s overall volume of, and the role Citi may play in, securitizations, expose Citigroup to additional potential liability for securitization transactions and make it impractical for Citigroup to execute certain types of securitization transactions it previously executed. In addition, certain sectors of the overall securitization markets, such as residential mortgage-backed securitizations, have been inactive or experienced dramatically diminished transaction volumes for the last several years due to the financial crisis. The recovery of the overall securitization markets, and thus the opportunities for Citigroup to participate in securitization transactions, could also be adversely affected by these various regulatory reform measures.

The credit rating agencies continuously review the ratings of Citigroup and its subsidiaries, and have particularly focused on the impact of the Financial Reform Act on the ratings support assumptions of U.S. bank holding companies, including Citigroup. Reductions in Citigroup’s and its subsidiaries’ credit ratings could have a significant and immediate impact on Citi’s funding and liquidity through cash obligations, reduced funding capacity and collateral triggers.
Each of Citigroup’s and Citibank, N.A.’s long-term/senior debt and short-term/commercial paper ratings are currently rated investment grade by Fitch, Moody’s and Standard & Poor’s (S&P). The rating agencies continuously evaluate Citigroup and its subsidiaries, and their ratings of Citigroup’s and its subsidiaries’ long-term and short-term debt are based on a number of factors, including financial strength, as well as factors not entirely within the control of Citigroup and its subsidiaries, such as conditions affecting the financial services industry generally.
     Moreover, each of Fitch, Moody’s and S&P has indicated that they are evaluating the impact of the Financial Reform Act on the rating support assumptions currently included in their methodologies as related to large U.S. bank holding companies, including Citigroup. These evaluations are generally a result of the rating agencies’ belief that the Financial Reform Act, including the establishment and development of the new orderly liquidation regime, increases the uncertainty regarding the U.S. government’s willingness and ability to provide extraordinary support to such companies. Consistent with this belief and to bring Citigroup in line with other large U.S. banks, during 2010, S&P and Moody’s revised their outlooks on Citigroup’s supported ratings from stable to negative, and Fitch placed Citigroup’s supported ratings on negative rating watch. The ultimate timing of the completion of the credit rating agencies’ evaluations, as well as the outcomes, is uncertain.
     In light of these reviews and the continued focus on the financial services industry generally, Citigroup and its subsidiaries may not be able to maintain their current respective ratings. Ratings downgrades by Fitch, Moody’s or S&P could have a significant and immediate impact on Citi’s funding and liquidity through cash obligations, reduced funding capacity and collateral triggers. A reduction in Citigroup’s or its subsidiaries’ credit ratings could also widen Citi’s credit spreads or otherwise increase its borrowing costs and limit its access to the capital markets. For additional information on the potential impact of a reduction in Citigroup’s or its subsidiaries’ credit ratings, see “Capital Resources and Liquidity—Funding and Liquidity—Credit Ratings” above.
The restrictions imposed on proprietary trading and funds-related activities by the Financial Reform Act and the regulations thereunder will limit Citigroup’s trading for its own account and could also, depending on the scope of the final regulations, adversely impact Citigroup’s market-making activities and force Citi to dispose of certain of its investments at less than fair market value.
The so-called “Volcker Rule” provisions of the Financial Reform Act restrict the proprietary trading activities of depository institutions, entities that own or control depository institutions and their affiliates. The ultimate contours of the restrictions on proprietary trading will depend on the final regulations. The rulemaking must address, among other things, the scope of permissible market-making and hedging activities. The ultimate outcome of the rulemaking process as to these and other issues is currently uncertain and, accordingly, so is the level of compliance and monitoring costs and the degree to which Citigroup’s trading activities, and the results of operations from those activities, will be negatively impacted. In addition, any restrictions imposed by final regulations in this area will affect Citigroup’s trading activities globally, and thus will likely impact it disproportionately in comparison to foreign financial institutions which will not be subject to the Volcker Rule provisions of the Financial Reform Act with respect to their activities outside of the United States.
     In addition, the Volcker Rule restricts Citigroup’s funds-related activities, including Citi’s ability to sponsor or invest in private equity and/or hedge funds. Under the Financial Reform Act, bank regulators have the flexibility to provide firms with extensions allowing them to hold their otherwise restricted investments in private equity and hedge funds for some time beyond the statutory divestment period. If the regulators elect not to grant such extensions, Citi could be forced to divest certain of its investments in illiquid funds in the secondary market on an untimely basis. Based on the illiquid nature of the investments and the prospect that other industry participants subject to similar requirements would likely be divesting similar assets at the same time, such sales could be at substantial discounts to their otherwise current fair market value.

The establishment of the new Bureau of Consumer Financial Protection, as well as other provisions of the Financial Reform Act and ensuing regulations, could affect Citi’s practices and operations with respect to a number of its U.S. Consumer businesses and increase its costs.
The Financial Reform Act established the Bureau of Consumer Financial Protection (CFPB), an independent agency within the Federal Reserve Board. The CFPB was given rulemaking authority over most providers of consumer financial services in the U.S. as well as enforcement authority over the consumer operations of banks with assets over $10 billion, such as Citibank, N.A. The CFPB was also given interpretive authority with respect to numerous existing consumer financial services regulations (such as Regulation Z, Truth in Lending) that were previously interpreted by the Federal Reserve Board. Because this is an entirely new agency, the impact on Citigroup, including its retail banking, mortgages and cards businesses, is largely uncertain. However, any new regulatory requirements, or modified interpretations of existing regulations, will affect Citi’s U.S. Consumer practices and operations, potentially resulting in increased compliance costs. Moreover, the Financial Reform Act also provides authority to the SEC to determine fiduciary duty standards applicable to brokers of retail customers. Any new such standards could also affect Citigroup’s business practices with retail investment customers and could have indirect additional effects on standards applicable to business with certain institutional customers.
     In addition, the Financial Reform Act fundamentally altered the current balance between state and federal regulation of consumer financial law. The provisions of the Financial Reform Act relating to the doctrine of “federal preemption” may allow a broader application of state consumer financial laws to federally chartered institutions such as Citibank, N.A. and Citibank (South Dakota), N.A. In addition, the Financial Reform Act eliminated federal preemption protection for operating subsidiaries such as CitiMortgage, Inc. The Financial Reform Act also allows state authorities to bring certain types of enforcement actions against national banks under applicable law and granted states the ability to bring enforcement actions and to secure remedies against national banks for violation of CFPB regulations as well. This additional exposure to state lawsuits and enforcement actions, which could be extensive, could subject Citi to increased litigation and regulatory enforcement actions, further increasing costs.

Recent legislative and regulatory changes have imposed substantial changes and restrictions on Citi’s U.S. credit card businesses, leading to adverse financial impact and uncertainty regarding the nature of the credit card business model going forward.
In May 2009, the U.S. Congress enacted the Credit Card Accountability Responsibility and Disclosure Act (CARD Act) which, among other things, restricts certain credit card practices, requires expanded disclosures to consumers and provides consumers with the right to opt out of certain interest rate increases. Complying with these changes, as well as the requirements of the amendments to Regulation Z adopted by the Federal Reserve Board to implement them, required Citigroup to invest significant management attention and resources to make the necessary disclosure, system and practices changes in its U.S. card businesses, and has negatively impacted Citi’s credit card revenues.
     While Citi has fully implemented all of the provisions of the CARD Act that have taken effect, the so-called “look-back” rules, requiring a re-evaluation of rate increases since January 2009, remain to be implemented during 2011, and could further adversely impact Citi’s credit card revenues.
     In addition to any potential ongoing financial impact, the CARD Act has raised uncertainties regarding the nature of the credit card business model going forward. These uncertainties include, among others, potential changes to revenue streams, reduction in the availability of credit to higher risk populations, and reduction in the amount of credit to eligible populations, all of which may impact the traditional credit card business model, including Citi’s.
There has been increased attention relating to mortgage representation and warranty claims, foreclosure process issues and the legitimacy of mortgage securitizations and transfers, which has increased, and may continue to increase, Citi’s potential liability with respect to mortgage repurchases or indemnification claims and its foreclosures in process.
Citigroup is exposed to representation and warranty claims relating to its U.S. Consumer mortgage businesses and, to a lesser extent, through private-label residential mortgage securitizations sponsored by Citi’s S&B business. With regard to the U.S. Consumer mortgage businesses, as of December 31, 2010, Citi services approximately $456 billion of loans previously sold. During 2010, Citi increased its repurchase reserve from approximately $482 million to $969 million at December 31, 2010. See “Managing Global Risk—Credit Risk—Consumer Mortgage Representations and Warranties” below. Pursuant to U.S. GAAP, Citigroup is required to use certain assumptions and estimates in calculating repurchase reserves. If these assumptions or estimates prove to be incorrect, the liabilities incurred in connection with successful repurchase or indemnification claims may be substantially higher or lower than the amounts reserved.
     With regard to S&B private-label mortgage securitizations, S&B has to date received only a small number of claims for breaches of representations and warranties. Particularly in light of the increased attention to these and related matters, the number of such claims and Citi’s potential liability could increase. Citigroup is also exposed to potential underwriting liability relating to S&B mortgage securitizations as well as underwritings of other residential mortgage-backed securities sponsored and issued by third parties. See Note 29 to the Consolidated Financial Statements.
     In addition, allegations of irregularities in foreclosure processes across the industry, including so-called “robo-signing” by mortgage loan servicers, and questions relating to the legitimacy of the securitization of mortgage loans and the Mortgage Electronic Registration System’s role in tracking mortgages, holding title and participating in the mortgage foreclosure process, have gained the attention of the U.S. Congress, Department of Justice, regulatory agencies, state attorneys general and the media, among other parties. Numerous governmental entities, including a number of federal agencies and all 50 state attorneys general, have commenced proceedings or otherwise sought information from various financial institutions, including Citigroup, relating to these issues. Governmental or regulatory investigations of alleged irregularities in the industry’s foreclosure processes, or any governmental or regulatory scrutiny of Citigroup’s foreclosure processes, has resulted in, and may continue to result in, the diversion of management’s attention and increased expense, and could result in fines, penalties, other equitable remedies, such as principal reduction programs, and significant legal, negative reputational and other costs.

       While Citigroup has determined that the integrity of its current foreclosure process is sound and there are no systemic issues, in the event deficiencies materialize, or if there is any adverse industry-wide regulatory or judicial action taken with respect to mortgage foreclosures, the costs associated with Citigroup’s mortgage operations could increase significantly and Citigroup’s ability to continue to implement its current foreclosure processes could be adversely affected.
       Any increase or backlog in the number of foreclosures in process, whether related to Citi foreclosure process issues or industry-wide efforts to prevent or forestall foreclosure, has broader implications for Citigroup’s U.S. Consumer mortgage portfolios. Specifically, to the extent that Citigroup is unable to take possession of the underlying assets and sell the properties on a timely basis, growth in the number of foreclosures in process could:
  inflate the amount of 180+ day delinquencies in Citigroup’s mortgage statistics;
  increase Consumer non-accrual loans (90+ day delinquencies);
  create a dampening effect on Citi’s net interest margin as non-accrual assets build on the balance sheet;
  negatively impact the amounts ultimately realized for property subject to foreclosure; and
  cause additional costs to be incurred in connection with legislative or regulatory investigations.
Further, any increase in the time to complete foreclosure sales may result in an increase in servicing advances and may negatively impact the value of Citigroup’s MSRs and mortgage-backed securities, in each case due to an adverse change in the expected timing and/or amount of cash flows to be received.

The continued uncertainty relating to the sustainability and pace of economic recovery has adversely affected, and may continue to adversely affect, Citigroup’s businesses and results of operations.
The financial services industry and the capital markets have been, and may continue to be, adversely affected by the economic recession and continued disruptions in the global financial markets. This continued uncertainty and disruption has adversely affected, and may continue to adversely affect, the corporate and sovereign bond markets, equity markets, debt and equity underwriting and other elements of the financial markets. Volatile financial markets and reduced (or only slightly increased) levels of client business activity may continue to negatively impact Citigroup’s business, capital, liquidity, financial condition and results of operations, as well as the trading price of Citigroup’s common stock, preferred stock and debt securities.
       In addition, there has recently been increased focus on the potential for sovereign debt defaults and/or significant bank failures in the Eurozone. Despite assistance packages to Greece and Ireland, and the creation in May 2010 of a joint EU-IMF European Financial Stability Facility, yields on government bonds of certain Eurozone countries, including Portugal and Spain, have continued to rise. There can be no assurance that the market disruptions in the Eurozone, including the increased cost of funding for certain Eurozone governments, will not spread, nor can there be any assurance that future assistance packages will be available or sufficiently robust to address any further market contagion in the Eurozone or elsewhere.
       Moreover, market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt (including strategic defaults on home mortgages) and home prices, among other factors, particularly in Citi’s North America Consumer businesses. Combined with persistently high levels of U.S. unemployment, as well as any potential future regulatory actions, these factors could result in reduced borrower interaction and participation in Citi’s loss mitigation and modification programs, particularly Citi’s U.S. mortgage modification programs, or increase the risk of re-default by borrowers who have completed a modification, either of which could increase Citi’s net credit losses and delinquency statistics. To date, asset sales and modifications under Citi’s modification programs, including the U.S. Treasury’s Home Affordable Modification Program (HAMP), have been the primary drivers of improved performance within Citigroup’s U.S. Consumer mortgage portfolios (see “Managing Global Risk—Credit Risk—U.S. Consumer Mortgage Lending” and “Consumer Loan Modification Programs” below). To the extent uncertainty regarding the economic recovery continues to negatively impact consumer confidence and the consumer credit factors discussed above, Citi’s businesses and results of operations could be adversely affected.

The maintenance of adequate liquidity depends on numerous factors outside of Citi’s control, including but not limited to market disruptions and regulatory and legislative liquidity requirements, and Citi’s need to maintain adequate liquidity has negatively impacted, and may continue to negatively impact, its net interest margin (NIM).
Adequate liquidity is essential to Citigroup’s businesses. As seen in recent years, Citigroup’s liquidity can be, and has been, significantly and negatively impacted by factors Citigroup cannot control, such as general disruption of the financial markets, negative views about the financial services industry in general, or Citigroup’s short-term or long-term financial prospects or perception that it is experiencing greater liquidity or financial risk. Moreover, Citigroup’s ability to access the capital markets and its cost of obtaining long-term unsecured funding is directly related to its credit spreads in both the cash bond and derivatives markets, also outside of its control. Credit spreads are influenced by market and rating agency perceptions of Citigroup’s creditworthiness and may also be influenced by movements in the costs to purchasers of credit default swaps referenced to Citigroup’s long-term debt. Increases in Citigroup’s credit qualifying spreads can, and did during the financial crisis, significantly increase the cost of this funding.
       Further, the prospective regulatory liquidity standards for financial institutions are currently subject to rulemaking and change, both in the U.S. and internationally, resulting in uncertainty as to their ultimate scope and effect. In particular, the Basel Committee has developed two quantitative measures intended to strengthen liquidity risk management and supervision:

a short-term Liquidity Coverage Ratio (LCR) and a long-term, structural Net Stable Funding Ratio (NSFR). The LCR, which will become a minimum requirement on January 1, 2015, is designed to ensure banking organizations maintain an adequate level of unencumbered cash and high quality unencumbered assets that can be converted into cash to meet liquidity needs. The NSFR, which will become a minimum requirement by January 1, 2018, is designed to promote the medium- and long-term funding of assets and activities over a one-year time horizon. The LCR must be at least 100%, while the NSFR must be greater than 100%.
     Citi may not be able to maintain adequate liquidity in light of the liquidity standards proposed by the Basel Committee or other regulators in the U.S. or abroad, or Citi’s costs to maintain such liquidity levels may increase. For example, Citi could be required to increase its long-term funding to meet the NSFR, the cost of which could also be negatively effected by the regulatory requirements aimed at facilitating the orderly resolution of financial institutions. Moreover, Citigroup’s ability to maintain and manage adequate liquidity is dependent upon the continued economic recovery as well as the scope and effect of any other legislative or regulatory developments or requirements relating to or impacting liquidity.
     During 2010, consistent with its strategy, Citigroup continued to divest relatively higher yielding assets from Citi Holdings. The desire to maintain adequate liquidity continued to cause Citigroup to invest its available funds in lower-yielding assets, such as those issued by the U.S. government. As a result, during 2010, the yields across both the interest-earning assets and the interest-bearing liabilities continued to remain under pressure. The lower asset yields more than offset the lower cost of funds, resulting in continued low NIM. There can be no assurance that Citigroup’s NIM will not continue to be negatively impacted by these factors.

Citigroup’s ability to utilize its DTAs to offset future taxable income may be significantly limited if it experiences an “ownership change” under the Internal Revenue Code.
As of December 31, 2010, Citigroup had recognized net DTAs of approximately $52.1 billion, which are included in its tangible common equity. Citigroup’s ability to utilize its DTAs to offset future taxable income may be significantly limited if Citigroup experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Code). In general, an ownership change will occur if there is a cumulative change in Citigroup’s ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period.
     A corporation that experiences an ownership change will generally be subject to an annual limitation on its pre-ownership change DTAs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments), provided that the annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation arising from an ownership change under Section 382 on Citigroup’s ability to utilize its DTAs will depend on the value of Citigroup’s stock at the time of the ownership change. Under IRS Notice 2010-2, Citi did not experience an ownership change within the meaning of Section 382 as a result of the sales of its common stock held by the U.S. Treasury.
The value of Citi’s DTAs could be reduced if corporate tax rates in the U.S., or certain foreign jurisdictions, are decreased.
There have been recent discussions in Congress and by the Obama Administration regarding potentially decreasing the U.S. corporate tax rate. In addition, the Japanese government has proposed reductions in the national and local corporate tax rates by 4.5% and 0.9%, respectively, which could be enacted as early as the first or second quarter of 2011. While Citigroup may benefit in some respects from any decreases in these corporate tax rates, any reduction in the U.S. corporate tax rate would result in a decrease to the value of Citi’s DTAs, which could be significant. Moreover, if the legislation in Japan is enacted as proposed, it would require Citi to take an approximate $200 million charge in the quarter in which the legislation is so enacted.

The expiration of a provision of the U.S. tax law that allows Citigroup to defer U.S. taxes on certain active financing income could significantly increase Citi’s tax expense.
Citigroup’s tax provision has historically been reduced because active financing income earned and indefinitely reinvested outside the U.S. is taxed at the lower local tax rate rather than at the higher U.S. tax rate. Such reduction has been dependent upon a provision of the U.S. tax law that defers the imposition of U.S. taxes on certain active financing income until that income is repatriated to the U.S. as a dividend. This “active financing exception” is scheduled to expire on December 31, 2011, and while it has been scheduled to expire on numerous prior occasions and has been extended each time, there can be no assurance that the exception will continue to be extended. In the event this exception is not extended beyond 2011, the U.S. tax imposed on Citi’s active financing income earned outside the U.S. would increase after 2011, which could further result in Citi’s tax expense increasing significantly.

Citigroup may not be able to continue to wind down Citi Holdings at the same pace as it has in the past two years.
While Citigroup intends to dispose of or wind down the Citi Holdings businesses as quickly as practicable yet in an economically rational manner, and while Citi made substantial progress towards this goal during 2009 and 2010, Citi may not be able to dispose of or wind down the businesses or assets that are part of Citi Holdings at the same level or pace as in the past two years. BAM primarily consists of the MSSB JV, pursuant to which Morgan Stanley has call rights on Citi’s ownership interest in the venture over a three-year period beginning in 2012. Of the remaining assets in SAP, as of December 31, 2010, approximately one-third are held-to-maturity. In LCL, approximately half of the remaining assets consist of U.S. mortgages as of December 31, 2010, which will run off over time, and larger businesses such as CitiFinancial. As a result, Citi’s ability to simplify its organization may not occur as rapidly as it has in the past. In addition, the ability of Citigroup to continue to reduce its risk-weighted assets or limit its expenses through, among other things, the winding down of Citi Holdings may be adversely affected depending on the ultimate pace or level of Citi Holdings business divestitures, portfolio run-offs and asset sales.

Citigroup remains subject to restrictions on its ability to pay common stock dividends and to redeem or repurchase Citigroup equity or trust preferred securities for so long as its trust preferred securities continue to be held by the U.S government.
Pursuant to its agreements with certain U.S. government entities, dated June 9, 2009, executed in connection with Citi’s exchange offers consummated in July and September 2009, Citigroup remains subject to dividend and share repurchase restrictions for so long as the U.S. government continues to hold any Citigroup trust preferred securities acquired in connection with the exchange offers. These restrictions, subject to certain exceptions, generally prohibit Citigroup from paying regular cash dividends in excess of $0.01 per share of common stock per quarter or from redeeming or repurchasing any Citigroup equity securities or trust preferred securities. As of December 31, 2010, approximately $3.025 billion of trust preferred securities issued to the FDIC remains outstanding (of which approximately $800 million is being held for the benefit of the U.S. Treasury). In addition, even if Citigroup were no longer contractually bound by the dividend and share purchase restrictions of these agreements, any decision by Citigroup to pay common stock dividends or initiate a share repurchase will be subject to further regulatory approval.

Citi could be harmed competitively if it is unable to hire or retain qualified employees as a result of regulatory uncertainty regarding compensation practices or otherwise.
Citigroup’s performance and competitive standing is heavily dependent on the talents and efforts of the highly skilled individuals that it is able to attract and retain, including without limitation in its S&B business. Competition for such individuals within the financial services industry has been, and will likely continue to be, intense.
     Compensation is a key element of attracting and retaining highly qualified employees. Banking regulators in the U.S., European Union and elsewhere are in the process of developing principles, regulations and other guidance governing what are deemed to be sound compensation practices and policies, and the outcome of these processes is uncertain. In addition, compensation for certain employees of financial institutions, such as bankers, continues to be a legislative focus both in Europe and in the U.S.
     Changes required to be made to the compensation policies and practices of Citigroup, or those of the banking industry generally, may hinder Citi’s ability to compete in or manage its businesses effectively, to expand into or maintain its presence in certain businesses and regions, or to remain competitive in offering new financial products and services. This is particularly the case in emerging markets, where Citigroup is often competing for qualified employees with other financial institutions that seek to expand in these markets. Moreover, new disclosure requirements may result from the worldwide regulatory processes described above. If this were to occur, Citi could be required to make additional disclosures relating to the compensation of its employees in a manner that creates competitive harm through the disclosure of previously confidential information, or through the direct or indirect new disclosures of the identity of certain employees and their compensation. Any such additional public disclosure of employee compensation, or any future legislation or regulation that requires Citigroup to restrict or modify its compensation policies, could hurt Citi’s ability to hire, retain and motivate its key employees and thus harm it competitively.

Citigroup is subject to a significant number of legal and regulatory proceedings that are often highly complex, slow to develop and are thus difficult to predict or estimate.
At any given time, Citigroup is defending a significant number of legal and regulatory proceedings, and the volume of claims and the amount of damages and penalties claimed in litigation, arbitration and regulatory proceedings against financial institutions generally remain high. Proceedings brought against Citi may result in judgments, settlements, fines, penalties, injunctions, business improvement orders, or other results adverse to it, which could materially and negatively affect Citigroup’s businesses, financial condition or results of operations, require material changes in Citi’s operations, or cause Citigroup reputational harm. Moreover, the many large claims asserted against Citi are highly complex and slow to develop, and they may involve novel or untested legal theories. The outcome of such proceedings may thus be difficult to predict or estimate until late in the proceedings, which may last several years. Although Citigroup establishes accruals for its litigation and regulatory matters according to accounting requirements, the amount of loss ultimately incurred in relation to those matters may be substantially higher or lower than the amounts accrued.
     In addition, while Citi seeks to prevent and detect employee misconduct, such as fraud, employee misconduct is not always possible to deter or prevent, and the extensive precautions Citigroup takes to prevent and detect this activity may not be effective in all cases, which could subject Citi to additional liability. Moreover, the so-called “whistle-blower” provisions of the Financial Reform Act, which apply to all corporations and other entities and persons, provide substantial financial incentives for persons to report alleged violations of law to the SEC and the Commodity Futures Trading Commission. These provisions could increase the number of claims that Citigroup will have to investigate or against which Citigroup will have to defend itself, and may otherwise further increase Citigroup’s legal liabilities.
     For additional information relating to Citigroup’s potential exposure relating to legal and regulatory matters, see Note 29 to the Consolidated Financial Statements.

The Financial Accounting Standards Board (FASB) is currently reviewing or proposing changes to several key financial accounting and reporting standards utilized by Citi which, if adopted as proposed, could have a material impact on how Citigroup records and reports its financial condition and results of operations.
The FASB is currently reviewing or proposing changes to several of the financial accounting and reporting standards that govern key aspects of Citigroup’s financial statements. While the outcome of these reviews and proposed changes is uncertain and difficult to predict, certain of these changes could have a material impact on how Citigroup records and reports its financial condition and results of operations, and could hinder understanding or cause confusion across comparative financial statement periods. For example, the FASB’s financial instruments and balance sheet offsetting projects could, among other things, significantly change how Citigroup classifies, measures and reports financial instruments, determines the impairment on those assets, accounts for hedges, and determines when assets and liabilities may be offset. In addition, the FASB’s leasing project could eliminate most operating leases and instead capitalize them, which would result in a gross-up of Citi’s balance sheet and a change in the timing of income and expense recognition patterns for leases.
       Moreover, the FASB continues its convergence project with the International Accounting Standards Board (IASB) pursuant to which U.S. GAAP and International Financial Reporting Standards (IFRS) are to be converged. The FASB and IASB continue to have significant disagreements on the convergence of certain key standards affecting Citi’s financial reporting, including accounting for financial instruments and hedging. In addition, the SEC has not yet determined whether, or when, U.S. companies will be required to adopt IFRS. There can be no assurance that the transition to IFRS, if and when required to be adopted by Citi, will not have a material impact on how Citi reports its financial results, or that Citi will be able to meet any transition timeline so adopted.

Citigroup’s financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future, sometimes significant.
Pursuant to U.S. GAAP, Citigroup is required to use certain assumptions and estimates in preparing its financial statements, including in determining credit loss reserves, reserves related to litigation and regulatory exposures, mortgage representation and warranty claims and the fair value of certain assets and liabilities, among other items. If the assumptions or estimates underlying Citigroup’s financial statements are incorrect, Citigroup may experience significant losses. For additional information on the key areas for which assumptions and estimates are used in preparing Citi’s financial statements, see “Significant Accounting Policies and Significant Estimates” below, and for further information relating to litigation and regulatory exposures, see Note 29 to the Consolidated Financial Statements.

Citigroup may incur significant losses as a result of ineffective risk management processes and strategies, and concentration of risk increases the potential for such losses.
Citigroup seeks to monitor and control its risk exposure across businesses, regions and critical products through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While Citigroup employs a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes. Market conditions over the last several years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.
       Concentration of risk increases the potential for significant losses. Because of concentration of risk, Citigroup may suffer losses even when economic and market conditions are generally favorable for Citigroup’s competitors. These concentrations can limit, and have limited, the effectiveness of Citigroup’s hedging strategies and have caused Citigroup to incur significant losses, and they may do so again in the future. In addition, Citigroup extends large commitments as part of its credit origination activities. Citigroup’s inability to reduce its credit risk by selling, syndicating or securitizing these positions, including during periods of market dislocation, could negatively affect its results of operations due to a decrease in the fair value of the positions, as well as the loss of revenues associated with selling such securities or loans.
       Although Citigroup’s activities expose it to the credit risk of many different entities and counterparties, Citigroup routinely executes a high volume of transactions with counterparties in the financial services sector, including banks, other financial institutions, insurance companies, investment banks and government and central banks. This has resulted in significant credit concentration with respect to this sector. To the extent regulatory or market developments lead to an increased centralization of trading activity through particular clearing houses, central agents or exchanges, this could increase Citigroup’s concentration of risk in this sector.

A failure in Citigroup’s operational systems or infrastructure, or those of third parties, could impair its liquidity, disrupt its businesses, result in the disclosure of confidential information, damage Citigroup’s reputation and cause losses.
Citigroup’s businesses are highly dependent on their ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. These transactions, as well as the information technology services Citigroup provides to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of Citigroup’s client base and its geographical reach, developing and maintaining Citigroup’s operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Citigroup’s financial, account, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond its control, such as a spike in transaction volume, cyberattack or other unforeseen catastrophic events, which may adversely affect Citigroup’s ability to process these transactions or provide services.
       In addition, Citigroup’s operations rely on the secure processing, storage and transmission of confidential and other information on its computer systems and networks. Although Citigroup takes protective measures to maintain the confidentiality, integrity and availability of Citi’s and its clients’ information across all geographic and product lines, and endeavors to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, Citigroup’s computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyberattacks and other events that could have an adverse security impact. Despite the defensive measures Citigroup has taken, these threats may come from external actors such as governments, organized crime and hackers, third parties such as outsource or infrastructure-support providers and application developers, or may originate internally from within Citigroup. Given the high volume of transactions at Citigroup, certain errors may be repeated or compounded before they are discovered and rectified.
     Citigroup also faces the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate Citigroup’s business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on or breach of Citigroup’s operational systems, data or infrastructure. In addition, as Citigroup’s interconnectivity with its clients grows, it increasingly faces the risk of operational failure with respect to its clients’ systems.
     If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, Citigroup’s computer systems and networks, or otherwise cause interruptions or malfunctions in Citi’s, as well as its clients’ or other third parties’, operations, which could result in reputational damage, financial losses, regulatory penalties and/or client dissatisfaction or loss.
Failure to maintain the value of the Citigroup brand could harm Citi’s global competitive advantage and its strategy.
Citi’s ability to continue to leverage its extensive global footprint, and thus maintain one of its key competitive advantages, depends on the continued strength and recognition of the Citigroup brand on a global basis, including the emerging markets as other financial institutions grow their operations in these markets and competition intensifies. The Citi name is integral to its businesses as well as to the implementation of its strategy to be a global bank for its clients and customers. Maintaining, promoting and positioning the Citigroup brand will depend largely on the success of its ability to provide consistent, high-quality financial services and products to these clients and customers around the world. Citigroup’s brand could be harmed if its public image or reputation were to be tarnished by negative publicity, whether or not true, about Citigroup or the financial services industry in general, or by a negative perception of Citigroup’s short-term or long-term financial prospects. Failure to maintain its brand could hurt Citi’s competitive advantage and its strategy.

MANAGING GLOBAL RISK

RISK MANAGEMENT—OVERVIEW
Citigroup believes that effective risk management is of primary importance to its overall operations. Accordingly, Citigroup has a comprehensive risk management process to monitor, evaluate and manage the principal risks it assumes in conducting its activities. These include credit, market and operational risks, which are each discussed in more detail throughout this section.
     Citigroup’s risk management framework is designed to balance corporate oversight with well-defined independent risk management functions. Enhancements continued to be made to the risk management framework throughout 2010 based on guiding principles established by Citi’s Chief Risk Officer:
  a common risk capital model to evaluate risks;
  a defined risk appetite, aligned with business strategy;
  accountability through a common framework to manage risks;
  risk decisions based on transparent, accurate and rigorous analytics;
  expertise, stature, authority and independence of risk managers; and
  empowering risk managers to make decisions and escalate issues.
     Significant focus has been placed on fostering a risk culture based on a policy of “Taking Intelligent Risk with Shared Responsibility, Without Forsaking Individual Accountability”:
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
  engaging with senior management on a frequent basis on material matters with respect to risk-taking activities in the businesses and related risk management processes; and
  ensuring that the risk function has adequate independence, authority, expertise, staffing, technology and resources.

     The risk management organization is structured so as to facilitate the management of risk across three dimensions: businesses, regions and critical products. Each of Citi’s major business groups has a Business Chief Risk Officer who is the focal point for risk decisions, such as setting risk limits or approving transactions in the business. There are Business Chief Risk Officers for Global Commercial, Global Consumer, Institutional Clients Group and the Private Bank. The majority of the staff in Citi’s independent risk management organization report to these Business Chief Risk Officers. There are also Chief Risk Officers for Citibank, N.A. and Citi Holdings.
     Regional Chief Risk Officers, appointed in each of Asia, EMEA and Latin America, are accountable for all the risks in their geographic areas and are the primary risk contacts for the regional business heads and local regulators. In addition, the positions of Product Chief Risk Officers are created for those risk areas of critical importance to Citigroup, currently real estate and structural market risk as well as fundamental credit. The Product Chief Risk Officers are accountable for the risks within their specialty and focus on problem areas across businesses and regions. The Product Chief Risk Officers serve as a resource to the Chief Risk Officer, as well as to the Business and Regional Chief Risk Officers, to better enable the Business and Regional Chief Risk Officers to focus on the day-to-day management of risks and responsiveness to business flow.
     In addition to revising the risk management organization to facilitate the management of risk across these three dimensions, independent risk also includes the business management team to ensure that the risk organization has the appropriate infrastructure, processes and management reporting. This team includes:
  the risk capital group, which continues to enhance the risk capital model and ensure that it is consistent across all business activities;
  the risk architecture group, which ensures the company has integrated systems and common metrics, and thereby allows Citi to aggregate and stress-test exposures across the institution;
  the infrastructure risk group, which focuses on improving Citi’s operational processes across businesses and regions; and
  the office of the Chief Administrative Officer, which focuses on re- engineering and risk communications, including maintaining critical regulatory relationships.
     Each of the Business, Regional and Product Chief Risk Officers, as well as the heads of the groups in the business management team report to Citi’s Chief Risk Officer, who reports directly to the Chief Executive Officer.

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
     Comprehensive stress tests are in place across Citi for mark-to-market, available-for-sale and accrual portfolios. These firm-wide stress reports measure the potential impact to Citi and its component businesses of very large changes in various types of key risk factors (e.g., interest rates, credit spreads, etc.), as well as the potential impact of a number of historical and hypothetical forward-looking systemic stress scenarios.
     Supplementing the stress testing described above, Citi risk management, working with input from the businesses and finance, provides periodic updates to senior management on significant potential areas of concern across Citigroup that can arise from risk concentrations, financial market participants, and other systemic issues. These areas of focus are intended to be forward-looking assessments of the potential economic impacts to Citi that may arise from these exposures. Risk management also reports to the Risk Management and Finance Committee of the Board of Directors, as well as the full Board of Directors, on these matters.
     The stress testing and focus position exercises are a supplement to the standard limit-setting and risk-capital exercises described below, as these processes incorporate events in the marketplace and within Citi that impact the firm’s outlook on the form, magnitude, correlation and timing of identified risks that may arise. In addition to enhancing awareness and understanding of potential exposures, the results of these processes then serve as the starting point for developing risk management and mitigation strategies.

Risk Capital
Risk capital is defined as the amount of capital required to absorb potential unexpected economic losses resulting from extremely severe events over a one-year time period.
  “Economic losses” include losses that are reflected on Citi’s Consolidated Income Statement and fair value adjustments to the Consolidated Financial Statements, as well as any further declines in value not captured on the Consolidated Income Statement.
  “Unexpected losses” are the difference between potential extremely severe losses and Citigroup’s expected (average) loss over a one-year time period.
  “Extremely severe” is defined as potential loss at a 99.9% and a 99.97% confidence level, based on the distribution of observed events and scenario analysis.
     The drivers of economic losses are risks which, for Citi, as referenced above, are broadly categorized as credit risk, market risk and operational risk.
  Credit risk losses primarily result from a borrower’s or counterparty’s inability to meet its financial or contractual obligations.
  Market risk losses arise from fluctuations in the market value of trading and non-trading positions, including the changes in value resulting from fluctuations in rates.
  Operational risk losses result from inadequate or failed internal processes, systems or human factors or from external events.
     These risks, discussed in more detail below, are measured and aggregated within businesses and across Citigroup to facilitate the understanding of Citi’s exposure to extreme downside events as described under “Risk Aggregation and Stress Testing” above. The risk capital framework is reviewed and enhanced on a regular basis in light of market developments and evolving practices.

CREDIT RISK
Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations. Credit risk arises in many of Citigroup’s business activities, including:
  lending;
  sales and trading;
  derivatives;
  securities transactions;
  settlement; and
  when Citigroup acts as an intermediary.
Loan and Credit Overview
During 2010, Citigroup’s aggregate loan portfolio increased by $57.3 billion to $648.8 billion primarily due to the adoption of SFAS 166/167 on January 1, 2010. Excluding the impact of SFAS 166/167, the aggregate loan portfolio decreased by $102.1 billon. Citi’s total allowance for loan losses totaled $40.7 billion at December 31, 2010, a coverage ratio of 6.31% of total loans, up from 6.09% at December 31, 2009.
     During 2010, Citi had a net release of $5.8 billion from its credit reserves and allowance for unfunded lending commitments, compared to a net build of $8.3 billion in 2009. The release consisted of a net release of $2.5 billion for Corporate loans (primarily in SAP) and a net release of $3.3 billion for Consumer loans (mainly a $1.5 billion release in RCB and a $1.8 billion release in LCL). Despite the reserve release for Consumer loans, the coincident months of net credit loss coverage for the Consumer portfolio increased from 13.7 months in 2009 to 15.0 months in 2010.
     Net credit losses of $30.9 billion during 2010 decreased $11.4 billion from year-ago levels (on a managed basis). The decrease consisted of a net decrease of $7.9 billion for Consumer loans (mainly a $1.1 billion decrease in RCB and a $6.7 billion decrease in LCL) and a decrease of $3.5 billion for corporate loans (almost all of which is related to SAP).

     Consumer non-accrual loans (which generally exclude credit cards with the exception of certain international portfolios) totaled $10.8 billion at December 31, 2010, compared to $18.3 billion at December 31, 2009. For total Consumer loans, the 90 days or more past due delinquency rate was 2.99% at December 31, 2010, compared to 4.29% at December 31, 2009 (on a managed basis). The 30 to 89 days past due Consumer loan delinquency rate was 2.92% at December 31, 2010, compared to 3.50% at December 31, 2009 (on a managed basis). During 2010, early- and later-stage delinquencies improved on a dollar basis across most of the Consumer loan portfolios, driven by improvement in North America mortgages, both in first and second mortgages, Citi-branded cards in Citicorp and retail partner cards in Citi Holdings. The improvement in first mortgages was driven by asset sales and loans moving to permanent modifications.
     Corporate non-accrual loans were $8.6 billion at December 31, 2010, compared to $13.5 billion at December 31, 2009. The decrease in non-accrual loans from the prior year was mainly due to loan sales, write-offs and paydowns, which were partially offset by increases due to the weakening of certain borrowers.
     For Citi’s loan accounting policies, see Note 1 to the Consolidated Financial Statements. See Notes 16 and 17 for additional information on Citigroup’s Consumer and Corporate loan, credit and allowance data.

Loans Outstanding

In millions of dollars at year end	2010	2009	2008	2007	2006
Consumer loans
In U.S. offices
Mortgage and real estate (1)	$151,469	$183,842	$219,482	$240,644	$208,592
Installment, revolving credit, and other	28,291	58,099	64,319	69,379	62,758
Cards (2)(3)	122,384	28,951	44,418	46,559	48,849
Commercial and industrial	5,021	5,640	7,041	7,716	7,595
Lease financing	2	11	31	3,151	4,743
	$307,167	$276,543	$335,291	$367,449	$332,537
In offices outside the U.S.
Mortgage and real estate (1)	$52,175	$47,297	$44,382	$49,326	$41,859
Installment, revolving credit, and other	38,024	42,805	41,272	70,205	61,509
Cards	40,948	41,493	42,586	46,176	30,745
Commercial and industrial	18,584	14,780	16,814	18,422	15,750
Lease financing	665	331	304	1,124	960
	$150,396	$146,706	$145,358	$185,253	$150,823
Total Consumer loans	$457,563	$423,249	$480,649	$552,702	$483,360
Unearned income	69	808	738	787	460
Consumer loans, net of unearned income	$457,632	$424,057	$481,387	$553,489	$483,820
Corporate loans
In U.S. offices
Commercial and industrial	$14,334	$15,614	$26,447	$20,696	$18,066
Loans to financial institutions (2)	29,813	6,947	10,200	8,778	4,126
Mortgage and real estate (1)	19,693	22,560	28,043	18,403	17,476
Installment, revolving credit, and other	12,640	17,737	22,050	26,539	17,051
Lease financing	1,413	1,297	1,476	1,630	2,101
	$77,893	$64,155	$88,216	$76,046	$58,820
In offices outside the U.S.
Commercial and industrial	$69,718	$66,747	$79,421	$94,188	$88,449
Installment, revolving credit, and other	11,829	9,683	17,441	21,037	14,146
Mortgage and real estate (1)	5,899	9,779	11,375	9,981	7,932
Loans to financial institutions	22,620	15,113	18,413	20,467	21,827
Lease financing	531	1,295	1,850	2,292	2,024
Governments and official institutions	3,644	2,949	773	1,029	2,523
	$114,241	$105,566	$129,273	$148,994	$136,901
Total Corporate loans	$192,134	$169,721	$217,489	$225,040	$195,721
Unearned income	(972)	(2,274)	(4,660)	(536)	(349)
Corporate loans, net of unearned income	$191,162	$167,447	$212,829	$224,504	$195,372
Total loans—net of unearned income	$648,794	$591,504	$694,216	$777,993	$679,192
Allowance for loan losses—on drawn exposures	(40,655)	(36,033)	(29,616)	(16,117)	(8,940)
Total loans—net of unearned income and allowance for credit losses	$608,139	$555,471	$664,600	$761,876	$670,252
Allowance for loan losses as a percentage of total loans—net of
unearned income (3)	6.31%	6.09%	4.27%	2.07%	1.32%
Allowance for Consumer loan losses as a percentage of total Consumer
loans—net of unearned income (3)	7.77%	6.70%	4.61%	2.26%
Allowance for Corporate loan losses as a percentage of total Corporate
loans—net of unearned income (3)	2.76%	4.56%	3.48%	1.61%

(1)	Loans secured primarily by real estate.
(2)	2010 includes the impact of consolidating entities in connection with Citi’s adoption of SFAS 167 (see discussion on page 4 and Note 1 to the Consolidated Financial Statements).
(3)	Excludes loans in 2010 that are carried at fair value.

[THIS PAGE INTENTIONALLY LEFT BLANK]

Details of Credit Loss Experience

In millions of dollars at year end	2010	2009	2008	2007	2006
Allowance for loan losses at beginning of year	$36,033	$29,616	$16,117	$8,940	$9,782
Provision for loan losses
Consumer	$25,119	$32,418	$27,942	$15,660	$6,129
Corporate	75	6,342	5,732	1,172	191
	$25,194	$38,760	$33,674	$16,832	$6,320
Gross credit losses
Consumer
In U.S. offices	$24,183	$17,637	$11,624	$5,765	$4,413
In offices outside the U.S.	6,892	8,834	7,172	5,165	3,932
Corporate
Mortgage and real estate
In U.S. offices	953	592	56	1	—
In offices outside the U.S.	286	151	37	3	1
Governments and official institutions outside the U.S.	—	—	3	—	—
Loans to financial institutions
In U.S. offices	275	274	—	—	—
In offices outside the U.S.	111	448	463	69	6
Commercial and industrial
In U.S. offices	1,222	3,299	627	635	85
In offices outside the U.S.	569	1,549	778	226	203
	$34,491	$32,784	$20,760	$11,864	$8,640
Credit recoveries
Consumer
In U.S. offices	$1,323	$576	$585	$695	$646
In offices outside the U.S.	1,315	1,089	1,050	966	897
Corporate
Mortgage and real estate
In U.S. offices	130	3	—	3	5
In offices outside the U.S.	26	1	1	—	18
Governments and official institutions outside the U.S.	—	—	—	4	7
Loans to financial institutions
In U.S. offices	—	—	—	—	—
In offices outside the U.S.	132	11	2	1	4
Commercial and industrial
In U.S. offices	591	276	6	49	20
In offices outside the U.S.	115	87	105	220	182
	$3,632	$2,043	$1,749	$1,938	$1,779
Net credit losses
In U.S. offices	$24,589	$20,947	$11,716	$5,654	$3,827
In offices outside the U.S.	6,270	9,794	7,295	4,272	3,034
Total	$30,859	$30,741	$19,011	$9,926	$6,861
Other—net (1)	$10,287	$(1,602)	$(1,164)	$271	$(301)
Allowance for loan losses at end of year (2)	$40,655	$36,033	$29,616	$16,117	$8,940
Allowance for unfunded lending commitments (3)	$1,066	$1,157	$887	$1,250	$1,100
Total allowance for loans, leases and unfunded lending commitments	$41,721	$37,190	$30,503	$17,367	$10,040
Net Consumer credit losses	$28,437	$24,806	$17,161	$9,269	$6,802
As a percentage of average Consumer loans	5.74%	5.44%	3.34%	1.87%	1.52%
Net Corporate credit losses (recoveries)	$2,422	$5,935	$1,850	$657	$59
As a percentage of average Corporate loans	1.28%	3.12%	0.84%	0.30%	0.05%
Allowance for loan losses at end of period (4)
Citicorp	$17,075	$10,731	$8,202	$5,262
Citi Holdings	23,580	25,302	21,414	10,855
Total Citigroup	$40,655	$36,033	$29,616	$16,117
Allowance by type
Consumer (5)	$35,445	$28,397	$22,204	$12,493
Corporate	5,210	7,636	7,412	3,624
Total Citigroup	$40,655	$36,033	$29,616	$16,117

(1)	2010 primarily includes an addition of $13.4 billion related to the impact of consolidating entities in connection with Citi’s adoption of SFAS 166/167 (see discussion on page 4 and in Note 1 to the Consolidated Financial Statements) and reductions of approximately $2.7 billion related to the sale or transfer to held-for-sale of various U.S. loan portfolios and approximately $290 million related to the transfer of a U.K. first mortgage portfolio to held-for-sale. 2009 primarily includes reductions to the loan loss reserve of approximately $543 million related to securitizations, approximately $402 million related to the sale or transfers to held-for-sale of U.S. real estate lending loans, and $562 million related to the transfer of the U.K. cards portfolio to held-for-sale. 2008 primarily includes reductions to the loan loss reserve of approximately $800 million related to FX translation, $102 million related to securitizations, $244 million for the sale of the German retail banking operation, $156 million for the sale of CitiCapital, partially offset by additions of $106 million related to the Cuscatlán and Bank of Overseas Chinese acquisitions. 2007 primarily includes reductions to the loan loss reserve of $475 million related to securitizations and transfers to loans held-for-sale, and reductions of $83 million related to the transfer of the U.K. CitiFinancial portfolio to held-for-sale, offset by additions of $610 million related to the acquisitions of Egg, Nikko Cordial, Grupo Cuscatlán and Grupo Financiero Uno. 2006 primarily includes reductions to the loan loss reserve of $429 million related to securitizations and portfolio sales and the addition of $84 million related to the acquisition of the CrediCard portfolio in Brazil.
(2)	Included in the allowance for loan losses are reserves for loans that have been modified subject to troubled debt restructurings (TDRs) of $7,609 million, $4,819 million, and $2,180 million, as of December 31, 2010, December 31, 2009, and December 31, 2008, respectively.
(3)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(4)	Allowance for loan losses represents management’s best estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and TDRs. See “Significant Accounting Policies and Significant Estimates.” Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio.
(5)	Included in the December 31, 2010 Consumer loan loss reserve is $18.4 billion related to Citi’s global credit card portfolio. See discussion in Note 1 to the Consolidated Financial Statements.

Impaired Loans, Non-Accrual Loans and Assets and
Renegotiated Loans
The following pages include information on Citi’s impaired loans, non-accrual loans and assets and renegotiated loans. There is a certain amount of overlap between these categories. The following general summary provides a basic description of each category:

Impaired loans:
  Corporate loans are determined to be impaired when they are placed on non-accrual status; that is, when it is determined that the payment of interest or principal is doubtful.
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
  North America branded and retail partner cards are not included in non-accrual loans and assets as, under industry standards, they accrue interest until charge-off.
Renegotiated loans:
  Includes both Corporate and Consumer loans whose terms have been modified in a TDR.
  Includes both accrual and non-accrual TDRs.
Impaired Loans
Impaired loans are those where Citigroup believes it is probable that it will not collect all amounts due according to the original contractual terms of the loan. Impaired loans include Corporate and Consumer (commercial market) non-accrual loans as well as smaller-balance homogeneous loans whose terms have been modified due to the borrower’s financial difficulties and Citigroup having granted a concession to the borrower. Such modifications may include interest rate reductions and/or principal forgiveness.
     Valuation allowances for impaired loans are determined in accordance with ASC 310-10-35 and estimated considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s original effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs.

     Consumer impaired loans exclude smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis, as well as substantially all loans modified for periods of 12 months or less. As of December 31, 2010, loans included in these short-term programs amounted to approximately $5.7 billion. The allowance for loan losses for these loans is materially consistent with the requirements of ASC 310-10-35.
     The following table presents information about impaired loans:

	Dec. 31,	Dec. 31,
In millions of dollars	2010	2009
Non-accrual Corporate loans
Commercial and industrial	$5,125	$6,347
Loans to financial institutions	1,258	1,794
Mortgage and real estate	1,782	4,051
Lease financing	45	—
Other	400	1,287
Total non-accrual corporate loans	$8,610	$13,479
Impaired Consumer loans (1)(2)
Mortgage and real estate	$17,677	$10,629
Installment and other	3,745	3,853
Cards	5,906	2,453
Total impaired Consumer loans	$27,328	$16,935
Total (3)	$35,938	$30,414
Non-accrual Corporate loans with
valuation allowances	$6,324	$8,578
Impaired Consumer loans with
valuation allowances	25,949	16,453
Non-accrual Corporate valuation allowance	$1,689	$2,480
Impaired Consumer valuation allowance	7,735	4,977
Total valuation allowances (4)	$9,424	$7,457

(1)	Prior to 2008, Citi’s financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers’ financial difficulties and it was determined that a concession be granted to the borrower. Smaller-balance Consumer loans modified since January 1, 2008 amounted to $26.6 billion and $15.9 billion at December 31, 2010 and December 31, 2009, respectively. However, information derived from Citi’s risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $28.2 billion and $18.1 billion at December 31, 2010 and December 31, 2009, respectively.
(2)	Excludes deferred fees/costs.
(3)	Excludes loans purchased for investment purposes.
(4)	Included in the Allowance for loan losses.

Non-Accrual Loans and Assets
The table below summarizes Citigroup’s view of non-accrual loans as of the periods indicated. Non-accrual loans are loans in which the borrower has fallen behind in interest payments or, for Corporate and Consumer (commercial market) loans, where Citi has determined that the payment of interest or principal is doubtful, and which are thus considered impaired. In situations where Citi reasonably expects that only a portion of the principal and interest owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income. There is no

Non-Accrual Loans

industry-wide definition of non-accrual assets, however, and as such, analysis across the industry is not always comparable.
     Corporate and Consumer (commercial markets) non-accrual loans may still be current on interest payments but are considered non-accrual if Citi has determined that the payment of interest or principal is doubtful. As referenced above, consistent with industry standards, Citi generally accrues interest on credit card loans until such loans are charged-off, which typically occurs at 180 days contractual delinquency. As such, credit card loans are not included in the table below.

In millions of dollars	2010	2009	2008	2007	2006
Citicorp	$4,909	$5,353	$3,193	$2,027	$1,141
Citi Holdings	14,498	26,387	19,104	6,941	3,906
Total non-accrual loans (NAL)	$19,407	$31,740	$22,297	$8,968	$5,047
Corporate non-accrual loans (1)
North America	$2,112	$5,621	$2,660	$291	$68
EMEA	5,327	6,308	6,330	1,152	128
Latin America	701	569	229	119	152
Asia	470	981	513	103	88
	$8,610	$13,479	$9,732	$1,665	$436
Citicorp	$3,081	$3,238	$1,364	$247	$133
Citi Holdings	5,529	10,241	8,368	1,418	303
	$8,610	$13,479	$9,732	$1,665	$436
Consumer non-accrual loans (1)
North America	$8,540	$15,111	$9,617	$4,841	$3,139
EMEA	662	1,159	948	696	441
Latin America	1,019	1,340	1,290	1,133	643
Asia	576	651	710	633	388
	$10,797	$18,261	$12,565	$7,303	$4,611
Citicorp	$1,828	$2,115	$1,829	$1,780	$1,008
Citi Holdings	8,969	16,146	10,736	5,523	3,603
	$10,797	$18,261	$12,565	$7,303	$4,611

(1)	Excludes purchased distressed loans as they are generally accreting interest. The carrying value of these loans was $469 million at December 31, 2010, $920 million at December 31, 2009, $1.510 billion at December 31, 2008, $2.373 billion at December 31, 2007, and $949 million at December 31, 2006.

Statement continues on the next page

Non-Accrual Loans and Assets (continued)
The table below summarizes Citigroup’s other real estate owned (OREO) assets. This represents the carrying value of all property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

In millions of dollars	2010	2009	2008	2007	2006
OREO
Citicorp	$826	$874	$371	$541	$342
Citi Holdings	863	615	1,022	679	358
Corporate/Other	14	11	40	8	1
Total OREO	$1,703	$1,500	$1,433	$1,228	$701
North America	$1,440	$1,294	$1,349	$1,168	$640
EMEA	161	121	66	40	35
Latin America	47	45	16	17	19
Asia	55	40	2	3	7
	$1,703	$1,500	$1,433	$1,228	$701
Other repossessed assets	$28	$73	$78	$99	$75

Non-accrual assets—Total Citigroup	2010	2009	2008	2007	2006
Corporate non-accrual loans	$8,610	$13,479	$9,732	$1,665	$436
Consumer non-accrual loans	10,797	18,261	12,565	7,303	4,611
Non-accrual loans (NAL)	$19,407	$31,740	$22,297	$8,968	$5,047
OREO	$1,703	$1,500	$1,433	$1,228	$701
Other repossessed assets	28	73	78	99	75
Non-accrual assets (NAA)	$21,138	$33,313	$23,808	$10,295	$5,823
NAL as a percentage of total loans	2.99%	5.37%	3.21%	1.15%
NAA as a percentage of total assets	1.10	1.79	1.23	0.47
Allowance for loan losses as a percentage of NAL (1)(2)	209	114	133	180

(1)	The $6.403 billion of non-accrual loans transferred from the held-for-sale portfolio to the held-for-investment portfolio during the fourth quarter of 2008 were marked to market at the transfer date and, therefore, no allowance was necessary at the time of the transfer. $2.426 billion of the par value of the loans reclassified was written off prior to transfer.
(2)	The allowance for loan losses includes the allowance for credit card and purchased distressed loans, while the non-accrual loans exclude credit card balances and purchased distressed loans as these continue to accrue interest until write-off.

Non-accrual assets—Total Citicorp	2010	2009	2008	2007	2006
Non-accrual loans (NAL)	$4,909	$5,353	$3,193	$2,027	$1,141
OREO	826	874	371	541	342
Other repossessed assets	N/A	N/A	N/A	N/A	N/A
Non-accrual assets (NAA)	$5,735	$6,227	$3,564	$2,568	$1,483
NAA as a percentage of total assets	0.45%	0.55%	0.36%	0.21%
Allowance for loan losses as a percentage of NAL (1)	348	200	241	242

Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)	$14,498	$26,387	$19,104	$6,941	$3,906
OREO	863	615	1,022	679	358
Other repossessed assets	N/A	N/A	N/A	N/A	N/A
Non-accrual assets (NAA)	$15,361	$27,002	$20,126	$7,620	$4,264
NAA as a percentage of total assets	4.28%	5.54%	2.81%	0.86%
Allowance for loan losses as a percentage of NAL (1)	163	96	115	161

(1)	The allowance for loan losses includes the allowance for credit card and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until write-off.
N/A	Not available at the Citicorp or Citi Holdings level.

Renegotiated Loans
The following table presents Citi’s renegotiated loans, which represent loans modified in TDRs.

	Dec. 31,	Dec. 31,
In millions of dollars	2010	2009
Corporate renegotiated loans (1)
In U.S. offices
Commercial and industrial (2)	$240	$203
Mortgage and real estate (3)	61	—
Other	699	—
	$1,000	$203
In offices outside the U.S.
Commercial and industrial (2)	$207	$145
Mortgage and real estate (3)	90	2
Other	18	—
	$315	$147
Total Corporate renegotiated loans	$1,315	$350

Consumer renegotiated loans (4)(5)(6)(7)
In U.S. offices
Mortgage and real estate	$17,717	$11,165
Cards	4,747	992
Installment and other	1,986	2,689
	$24,450	$14,846
In offices outside the U.S.
Mortgage and real estate	$927	$415
Cards	1,159	1,461
Installment and other	1,875	1,401
	$3,961	$3,277
Total Consumer renegotiated loans	$28,411	$18,123

(1)	Includes $553 million and $317 million of non-accrual loans included in the non-accrual assets table above, at December 31, 2010 and December 31, 2009, respectively. The remaining loans are accruing interest.
(2)	In addition to modifications reflected as TDRs, at December 31, 2010, Citi also modified $190 million and $416 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in U.S. offices and in offices outside the U.S., respectively. These modifications were not considered TDRs, because the modifications did not involve a concession (a required element of a TDR for accounting purposes).
(3)	In addition to modifications reflected as TDRs, at December 31, 2010, Citi also modified $695 million and $155 million of commercial real estate loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in U.S. offices and in offices outside the U.S., respectively. These modifications were not considered TDRs, because the modifications did not involve a concession (a required element of a TDR for accounting purposes).
(4)	Includes $2,751 million and $2,000 million of non-accrual loans included in the non-accrual assets table above at December 31, 2010 and December 31, 2009, respectively. The remaining loans are accruing interest.
(5)	Includes $22 million of commercial real estate loans at December 31, 2010.
(6)	Includes $177 million and $16 million of commercial loans at December 31, 2010 and December 31, 2009, respectively.
(7)	Smaller-balance homogeneous loans were derived from Citi’s risk management systems.
     In certain circumstances, Citigroup modifies certain of its corporate loans involving a non-troubled borrower. These modifications are subject to Citi’s normal underwriting standards for new loans and are made in the normal course of business to match customers’ needs with available Citi products or programs (these modifications are not included in the table above). In other cases, loan modifications involve a troubled borrower to whom Citi may grant a concession (modification). Modifications involving troubled borrowers may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt, or reduction of past accrued interest. In cases where Citi grants a concession to a troubled borrower, Citi accounts for the modification as a TDR under ASC 310-40.

Foregone Interest Revenue on Loans (1)

		In non-
	In U.S.	U.S	2010
In millions of dollars	offices	offices	total
Interest revenue that would have been accrued
at original contractual rates (2)	$4,709	$1,593	$6,302
Amount recognized as interest revenue (2)	1,666	431	2,097
Foregone interest revenue	$3,043	$1,162	$4,205

(1)	Relates to Corporate non-accruals, renegotiated loans and Consumer loans on which accrual of interest has been suspended.
(2)	Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

Loan Maturities and Fixed/Variable Pricing Corporate Loans

	Due	Over 1 year
	within	but within	Over 5
In millions of dollars at year end	1 year	5 years	years	Total
Corporate loan portfolio
maturities
In U.S. offices
Commercial and
industrial loans	$9,559	$2,507	$2,268	$14,334
Financial institutions	19,881	5,215	4,717	29,813
Mortgage and real estate	13,133	3,445	3,115	19,693
Lease financing	943	247	223	1,413
Installment, revolving
credit, other	8,429	2,211	2,000	12,640
In offices outside the U.S.	69,874	32,910	11,457	114,241
Total Corporate loans	$121,819	$46,535	$23,780	$192,134
Fixed/variable pricing of
corporate loans with
maturities due after one
year (1)
Loans at fixed interest rates		$9,730	$9,436
Loans at floating or adjustable
interest rates		36,805	14,344
Total		$46,535	$23,780

(1)	Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 23 to the Consolidated Financial Statements.
U.S. Consumer Mortgage Lending

Overview
Citi’s North America Consumer mortgage portfolio consists of both first and second mortgages. As set forth in the table below, as of December 31, 2010, the first mortgage portfolio totaled approximately $102 billion while the second mortgage portfolio was approximately $49 billion. Although the majority of the mortgage portfolio is reported in LCL within Citi Holdings, there are $20 billion of first mortgages and $4 billion of second mortgages reported in Citicorp.

U.S. Consumer Mortgage and Real Estate Loans

	Due	Over 1 year
	within	but within	Over 5
In millions of dollars at year end 2010	1 year	5 years	years	Total
U.S. Consumer mortgage
loan portfolio type
First mortgages	$17,601	$18,802	$66,086	$102,489
Second mortgages	478	9,107	39,395	48,980
Total	$18,079	$27,909	$105,481	$151,469
Fixed/variable pricing of
U.S. Consumer
mortgage loans with
maturities due after one year
Loans at fixed interest rates		$2,662	$80,327
Loans at floating or adjustable
interest rates		25,247	25,154
Total		$27,909	$105,481

     Citi’s first mortgage portfolio includes $9.3 billion of loans with FHA or VA guarantees. These portfolios consist of loans originated to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally have higher loan-to-value ratios (LTVs). Losses on FHA loans are borne by the sponsoring agency, provided that the insurance has not been breached as a result of an origination defect. The VA establishes a loan-level loss cap, beyond which Citi is liable for loss. FHA and VA loans have high delinquency rates but, given the guarantees, Citi has experienced negligible credit losses on these loans. The first mortgage portfolio also includes $1.8 billion of loans with LTVs above 80%, which have insurance through private mortgage insurance (PMI) companies, and $1.7 billion of loans subject to long-term standby commitments (LTSC), with U.S. government sponsored entities (GSEs), for which Citi has limited exposure to credit losses. Citi’s second mortgage portfolio also includes $0.6 billion of loans subject to LTSCs with GSEs, for which Citi has limited exposure to credit losses. Citi’s allowance for loan loss calculations take into consideration the impact of these guarantees.

Consumer Mortgage Quarterly Trends—Delinquencies and Net Credit Losses
The following charts detail the quarterly trends in delinquencies and net credit losses for Citi’s first and second Consumer mortgage portfolios in North America. As set forth in the charts below, net credit losses and delinquencies of 90 days or more in both first and second mortgages continued to improve during the fourth quarter of 2010. Citi continued to manage down its first and second mortgage portfolios in Citi Holdings during 2010. The first mortgage portfolio in Citi Holdings was reduced by almost 20% to $80 billion, and the second mortgage portfolio by 14% to $44 billion, each as of December 31, 2010. These reductions were achieved through a combination of sales (first mortgages only), run-off and net credit losses.
     For first mortgages, delinquencies of 90 days or more were down for the fourth consecutive quarter. The sequential decline in delinquencies was due entirely to asset sales and trial modifications converting into permanent modifications, without which the delinquencies in first mortgages would have been up slightly. During the full year 2010, Citi sold $4.8 billion in delinquent mortgages. In addition, as of December 31, 2010, Citi had converted a total of approximately $4.8 billion of trial modifications under Citi’s loan modification programs to permanent modifications, more than three-quarters of which were pursuant to the U.S. Treasury’s Home Affordable Modification Program (HAMP).
     For second mortgages, the net credit loss and delinquencies of 90 days or more were relatively stable compared to the third quarter of 2010.
     For information on Citi’s loan modification programs regarding mortgages, see “Consumer Loan Modification Programs” below.

First Mortgages

Note: Includes loans for Canada and Puerto Rico. Excludes loans recorded at fair value and loans that are guaranteed by U.S. government agencies.

Second Mortgages

Note: Includes loans for Canada and Puerto Rico.

Consumer Mortgage FICO and LTV
Data appearing in the tables below have been sourced from Citigroup’s risk systems and, as such, may not reconcile with disclosures elsewhere generally due to differences in methodology or variations in the manner in which information is captured. Citi has noted such variations in instances where it believes they could be material to reconcile to the information presented elsewhere.
       Citi’s credit risk policy is not to offer option adjustable rate mortgages (ARMs)/negative amortizing mortgage products to its customers. As a result, option ARMs/negative amortizing mortgages represent an insignificant portion of total balances, since they were acquired only incidentally as part of prior portfolio and business purchases.
       A portion of loans in the U.S. Consumer mortgage portfolio currently require a payment to satisfy only the current accrued interest for the payment period, or an interest-only payment. Citi’s mortgage portfolio includes approximately $27 billion of first- and second-mortgage home equity lines of credit (HELOCs) that are still within their revolving period and have not commenced amortization. The interest-only payment feature during the revolving period is standard for the HELOC product across the industry. The first mortgage portfolio contains approximately $18 billion of ARMs that are currently required to make an interest-only payment. These loans will be required to make a fully amortizing payment upon expiration of their interest-only payment period, and most will do so within a few years of origination. Borrowers that are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. First mortgage loans with this payment feature are primarily to high-credit-quality borrowers that have on average significantly higher origination and refreshed FICO scores than other loans in the first mortgage portfolio.

Loan Balances
First Mortgages—Loan Balances. As a consequence of the economic environment and the decrease in housing prices, LTV and FICO scores have generally deteriorated since origination, although they generally stabilized during the latter half of 2010. On a refreshed basis, approximately 30% of first mortgages had a LTV ratio above 100%, compared to approximately 0% at origination. Approximately 28% of first mortgages had FICO scores less than 620 on a refreshed basis, compared to 15% at origination.

Balances: December 31, 2010 — First Mortgages
AT	FICO ≥ 660	620 ≤ FICO < 660	FICO < 620
ORIGINATION
LTV ≤ 80%	58%	6%	7%
80% < LTV ≤ 100%	14%	7%	8%
LTV > 100%	NM	NM	NM

REFRESHED	FICO ≥ 660	620 ≤ FICO < 660	FICO < 620
LTV ≤ 80%	28%	4%	9%
80% < LTV ≤ 100%	18%	3%	8%
LTV > 100%	16%	3%	11%

Note: NM—Not meaningful. First mortgage table excludes loans in Canada and Puerto Rico. Table excludes loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Table also excludes $1.6 billion from At Origination balances and $0.4 billion from Refreshed balances for which FICO or LTV data was unavailable. Balances exclude deferred fees/costs. Refreshed FICO scores based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the Core Logic Housing Price Index (HPI) or the Federal Housing Finance Agency Price Index.

Second Mortgages—Loan Balances. In the second mortgage portfolio, the majority of loans are in the higher FICO categories. Economic conditions and the decrease in housing prices generally caused a migration towards lower FICO scores and higher LTV ratios, although the negative migration slowed during the latter half of 2010. Approximately 48% of second mortgages had refreshed LTVs above 100%, compared to approximately 0% at origination. Approximately 17% of second mortgages had FICO scores less than 620 on a refreshed basis, compared to 3% at origination.

Balances: December 31, 2010 — Second Mortgages
AT	FICO ≥ 660	620 ≤ FICO < 660	FICO < 620
ORIGINATION
LTV ≤ 80%	51%	2%	2%
80% < LTV ≤ 100%	41%	3%	1%
LTV > 100%	NM	NM	NM

REFRESHED	FICO ≥ 660	620 ≤ FICO < 660	FICO < 620
LTV ≤ 80%	22%	1%	3%
80% < LTV ≤ 100%	20%	2%	4%
LTV > 100%	33%	5%	10%

Note: NM—Not meaningful. Second mortgage table excludes loans in Canada and Puerto Rico. Table excludes loans subject to LTSCs. Table also excludes $1.5 billion from At Origination balances and $0.3 billion from Refreshed balances for which FICO or LTV data was unavailable. Balances exclude deferred fees/costs. Refreshed FICO scores are based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the Core Logic Housing Price Index (HPI) or the Federal Housing Finance Agency Price Index.

Delinquencies
The tables below provide delinquency statistics for loans 90 or more days past due (90+DPD) as a percentage of outstandings in each of the FICO/LTV combinations, in both the first and second mortgage portfolios, at December 31, 2010. For example, loans with FICO ≥ 660 and LTV ≤ 80% at origination have a 90+DPD rate of 3.6%.
       As evidenced by the tables below, loans with FICO scores of less than 620 continue to exhibit significantly higher delinquencies than in any other FICO band. Similarly, loans with LTVs greater than 100% have higher delinquencies than LTVs of less than or equal to 100%. While the dollar balances of 90+DPD loans have declined for both first and second mortgages, the delinquency rates have declined for first mortgages, and increased for second mortgages, from those reflected in refreshed statistics at September 30, 2010.

Delinquencies: 90+DPD Rates — First Mortgages
AT ORIGINATION	FICO ≥ 660	620 ≤ FICO < 660	FICO < 620
LTV ≤ 80%	3.6%	9.1%	10.9%
80% < LTV ≤ 100%	6.9%	11.4%	14.5%
LTV > 100%	NM	NM	NM

REFRESHED	FICO ≥ 660	620 ≤ FICO < 660	FICO < 620
LTV ≤ 80%	0.2%	3.3%	13.5%
80% < LTV ≤ 100%	0.5%	6.3%	18.3%
LTV > 100%	1.2%	10.7%	23.5%

Note: NM—Not meaningful. 90+DPD are based on balances referenced in the tables above.

Delinquencies: 90+DPD Rates — Second Mortgages
AT ORIGINATION	FICO ≥ 660	620 ≤ FICO < 660	FICO < 620
LTV ≤ 80%	1.7%	4.4%	6.4%
80% < LTV ≤ 100%	3.5%	5.7%	7.7%
LTV > 100%	NM	NM	NM

REFRESHED	FICO ≥ 660	620 ≤ FICO < 660	FICO < 620
LTV ≤ 80%	0.1%	1.8%	9.7%
80% < LTV ≤ 100%	0.2%	1.9%	11.2%
LTV > 100%	0.3%	3.3%	16.3%

Note: NM—Not meaningful. 90+DPD are based on balances referenced in the tables above.
Origination Channel, Geographic Distribution and Origination Vintage
The following tables detail Citi’s first and second mortgage portfolios by origination channels, geographic distribution and origination vintage.

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
First Mortgages: December 31, 2010
As of December 31, 2010, approximately 51% of the first mortgage portfolio was originated through third-party channels. Given that loans originated through correspondents have historically exhibited higher 90+DPD delinquency rates than retail originated mortgages, Citi terminated business with a number of correspondent sellers in 2007 and 2008. During 2008, Citi also severed relationships with a number of brokers, maintaining only those who have produced strong, high-quality and profitable volume. 90+DPD delinquency amounts and amount of loans with FICO scores of less than 620 have generally improved, with loan amounts with LTV over 100% remaining stable during the latter half of 2010.

CHANNEL	First Lien	Channel	90+DPD %	*FICO < 620	*LTV > 100%
($ in billions)	Mortgages	% Total
Retail	$43.6	49.0%	4.8%	$12.7	$9.0
Broker	$14.8	16.7%	5.4%	$2.5	$5.3
Correspondent	$30.6	34.3%	9.0%	$9.6	$12.7

* Refreshed FICO and LTV.
Note: First mortgage table excludes Canada and Puerto Rico, deferred fees/costs, loans recorded at fair value, loans guaranteed by U.S. government agencies and loans subject to LTSCs.

Second Mortgages: December 31, 2010
For second mortgages, approximately 46% of the loans were originated through third-party channels. As these mortgages have demonstrated a higher incidence of delinquencies, Citi no longer originates second mortgages through third-party channels. 90+DPD delinquency amounts, amount of loans with FICO scores of less than 620, and amount of loans with LTV over 100% were relatively stable during the latter half of 2010.

CHANNEL	Second Lien	Channel	90+DPD %	*FICO < 620	*LTV > 100%
($ in billions)	Mortgages	% Total
Retail	$22.5	53.5%	2.0%	$3.5	$6.8
Broker	$10.3	24.5%	3.7%	$1.7	$6.3
Correspondent	$9.2	22.0%	3.8%	$2.1	$6.9

* Refreshed FICO and LTV.
Note: Excludes Canada and Puerto Rico, deferred fees/costs and loans subject to LTSCs.

By State
Approximately half of Citi’s U.S. Consumer mortgage portfolio is located in five states: California, New York, Florida, Illinois and Texas. These states represent 50% of first mortgages and 55% of second mortgages.
       With respect to first mortgages, Florida and Illinois had above average 90+DPD delinquency rates as of December 31, 2010. Florida has 56% of its first mortgage portfolio with refreshed LTV > 100%, compared to 30% overall for first mortgages. Illinois has 42% of its loan portfolio with refreshed LTV > 100%. Texas, despite having 40% of its portfolio with FICO < 620, had a lower delinquency rate relative to the overall portfolio. Texas had 5% of its loan portfolio with refreshed LTV > 100%.
       In the second mortgage portfolio, Florida continued to experience above-average delinquencies at 4.4% as of December 31, 2010, with approximately 73% of its loans with refreshed LTV > 100%, compared to 48% overall for second mortgages.

By Vintage
For Citigroup’s combined U.S. Consumer mortgage portfolio (first and second mortgages), as of December 31, 2010, approximately half of the portfolio consisted of 2006 and 2007 vintages, which demonstrate above average delinquencies. In first mortgages, approximately 41% of the portfolio is of 2006 and 2007 vintages, which had 90+DPD rates well above the overall portfolio rate, at 8.0% for 2006 and 8.8% for 2007. In second mortgages, 61% of the portfolio is of 2006 and 2007 vintages, which again had higher delinquencies compared to the overall portfolio rate, at 3.4% for 2006 and 3.3% for 2007.
FICO and LTV Trend Information — U.S. Consumer
Mortgage Lending

First Mortgages
In billions of dollars

First Mortgage—90+ DPD %	4Q09	1Q10	2Q10	3Q10	4Q10
FICO ≥ 660, LTV ≤ 100%	0.5%	0.4%	0.5%	0.4%	0.3%
FICO ≥ 660, LTV > 100%	2.8%	1.7%	2.0%	1.8%	1.2%
FICO < 660, LTV ≤ 100%	17.9%	17.2%	15.1%	14.6%	12.7%
FICO < 660, LTV > 100%	37.7%	32.8%	26.8%	24.3%	20.3%

Note: First mortgage chart/table excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Balances excludes deferred fees/costs. Balances based on refreshed FICO and LTV ratios. Chart/table also excludes balances for which FICO or LTV data was unavailable ($1.0 billion in 4Q09, $0.6 billion in 1Q10, $0.4 billion in 2Q10, $0.4 billion in 3Q10 and $0.4 billion in 4Q10).

Second Mortgages
In billions of dollars

Second Mortgage—90+ DPD %	4Q09	1Q10	2Q10	3Q10	4Q10
FICO ≥ 660, LTV ≤ 100%	0.1%	0.1%	0.1%	0.1%	0.1%
FICO ≥ 660, LTV > 100%	0.4%	0.4%	0.4%	0.3%	0.3%
FICO < 660, LTV ≤ 100%	6.7%	6.6%	6.6%	7.3%	7.8%
FICO < 660, LTV > 100%	15.4%	13.2%	12.8%	12.3%	12.3%

Note: Second mortgage chart/table excludes loans in Canada and Puerto Rico, and loans subject to LTSCs. Balances exclude deferred fees/costs. Balances based on refreshed FICO and LTV ratios. Chart/table also excludes balances for which FICO or LTV data was unavailable ($0.8 billion in 4Q09, $0.4 billion in 1Q10, $0.4 billion in 2Q10, $0.4 billion in 3Q10 and $0.3 billion in 4Q10).

As of December 31, 2010, the first mortgage portfolio was approximately $89 billion, a reduction of $18 billion, or 17%, from December 2009. First mortgage loans with refreshed FICO score below 660 and refreshed LTV above 100% were $12.6 billion as of December 31, 2010, $2.3 billion, or 15%, lower than the balance as of December 2009. Similarly, the second mortgage portfolio was approximately $42 billion as of December 31, 2010, a reduction of $7 billion, or 14%, from December 2009. Second mortgage loans with refreshed FICO score below 660 and refreshed LTV above 100% were $6.1 billion as of December 31, 2010, $0.6 billion, or 8%, lower than the balance as of December 2009. Across both portfolios, 90+ DPD rates have generally improved since December 31, 2009 across each of the FICO/LTV segments outlined above, particularly those segments with refreshed FICO scores below 660.

Interest Rate Risk Associated with Consumer Mortgage Lending Activity
Citigroup originates and funds mortgage loans. As with all other lending activity, this exposes Citigroup to several risks, including credit, liquidity and interest rate risks. To minimize credit and liquidity risk, Citigroup sells most of the mortgage loans it originates, but retains the servicing rights. These sale transactions create an intangible asset referred to as MSRs, which expose Citi to interest rate risk. For example, the fair value of MSRs declines with increased prepayments, and lower interest rates are generally one factor that tends to lead to increased prepayments.
       In managing this risk, Citigroup hedges a significant portion of the value of its MSRs. However, since the change in the value of these hedges does not perfectly match the change in the value of the MSRs, Citigroup is still exposed to what is commonly referred to as “basis risk.” Citigroup manages this risk by reviewing the mix of the various hedges on a daily basis.
       Citigroup’s MSRs totaled $4.554 billion and $6.530 billion at December 31, 2010 and December 31, 2009, respectively. For additional information on Citi’s MSRs, see Notes 18 and 22 to the Consolidated Financial Statements.
       As part of its mortgage lending activity, Citigroup commonly enters into purchase commitments to fund residential mortgage loans at specific interest rates within a given period of time, generally up to 60 days after the rate has been set. If the resulting loans will be classified as loans held-for-sale, Citigroup accounts for the commitments as derivatives. Accordingly, changes in the fair value of these commitments, which are driven by changes in mortgage interest rates, are recognized in current earnings after taking into consideration the likelihood that the commitment will be funded.
       Citigroup hedges its exposure to the change in the value of these commitments.

North America Cards

Overview
Citi’s North America cards portfolio consists of its Citi-branded and retail partner cards portfolios reported in Citicorp—Regional Consumer Banking and Citi Holdings—Local Consumer Lending, respectively. As of December 31, 2010, the Citi-branded portfolio totaled $78 billion, while the retail partner cards portfolio was $46 billion.
       Beginning as early as 2008, Citi actively pursued loss mitigation measures, such as stricter underwriting standards for new accounts and closing high-risk accounts, in each of its Citi-branded and retail partner cards portfolios. As a result of these efforts, higher risk customers have either had their available lines of credit reduced or their accounts closed. On a net basis, end-of-period open accounts are down 8% in Citi-branded cards and 11% in retail partner cards, each versus prior-year levels.
       See “Consumer Loan Modification Programs” below for a discussion of Citi’s modification programs for card loans.

Cards Quarterly Trends—Delinquencies and Net Credit Losses
The following charts detail the quarterly trends in delinquencies and net credit losses for Citigroup’s North America Citi-branded and retail partner cards portfolios. Trends for both Citi-branded and retail partner cards continued to reflect the improving credit quality of these portfolios. In Citi-branded cards, delinquencies declined for the fourth consecutive quarter to $1.6 billion, an improvement of 12% from the prior quarter. Net credit losses declined for the third consecutive quarter to $1.7 billion, 11% lower than the prior quarter. In retail partner cards, delinquencies declined for the fourth consecutive quarter while net credit losses declined for the sixth consecutive quarter. For both portfolios, early-stage delinquencies also continued to show improvement.

Citi-Branded Cards

Note: Includes Puerto Rico.

Retail Partner Cards

Note: Includes Canada, Puerto Rico and Installment Lending.

North America Cards—FICO Information
As set forth in the table below, approximately 77% of the Citi-branded portfolio had FICO credit scores of at least 660 on a refreshed basis as of December 31, 2010, while 69% of the retail partner cards portfolio had scores of 660 or above. These percentages reflect an improvement during 2010.

Balances: December 31, 2010
Refreshed	Citi-Branded	Retail Partner
FICO ≥ 660	77%	69%
620 ≤ FICO < 660	9%	13%
FICO < 620	14%	18%

Note: Based on balances of $119 billion (increased from $116 billion at September 30, 2010). Balances include interest and fees. Excludes Canada, Puerto Rico and Installment and Classified portfolios. Excludes balances where FICO was unavailable ($0.5 billion for Citi-branded, $1.7 billion for retail partner cards).

The table below provides delinquency statistics for loans 90+DPD for both the Citi-branded and retail partner cards portfolios as of December 31, 2010. Given the economic environment, customers have generally migrated down from higher FICO score ranges, driven by their delinquencies with Citi and/ or other creditors. As these customers roll through the delinquency buckets, they materially damage their credit score and may ultimately go to charge-off. Loans 90+DPD are more likely to be associated with low refreshed FICO scores, both because low scores are indicative of repayment risk and because their delinquency has been reported by Citigroup to the credit bureaus. Loans with FICO scores less than 620, which constituted 14% of the Citi-branded portfolio as of December 31, 2010 (down from 15% at September 30, 2010), have a 90+DPD rate of 13.9% (down from 15.0% at September 30, 2010). In the retail partner cards portfolio, loans with FICO scores less than 620 constituted 18% of the portfolio as of December 31, 2010 (down from 21% at September 30, 2010) and have a 90+DPD rate of 17.8% (up from 17.3% at September 30, 2010).

90+DPD Delinquency Rate: December 31, 2010
Refreshed	Citi-Branded 90+DPD%	Retail Partner 90+DPD%
FICO ≥ 660	0.1%	0.1%
620 ≤ FICO < 660	0.6%	0.9%
FICO < 620	13.9%	17.8%

Note: Based on balances of $119 billion (increased from $116 billion at September 30, 2010). Balances include interest and fees. Excludes Canada, Puerto Rico and Installment and Classified portfolios. Excludes balances where FICO was unavailable ($0.5 billion for Citi-branded, $1.7 billion for retail partner cards).
FICO Trend Information—North America Cards

Citi-Branded Cards
In billions of dollars

Note: Excludes Canada, Puerto Rico and Installment and Classified portfolios. Balances include interest and fees. Balances based on refreshed FICO. Chart also excludes balances for which FICO was unavailable ($0.7 billion in 4Q09, $0.6 billion in 1Q10, $0.6 billion in 2Q10, $0.6 billion in 3Q10 and $0.5 billion in 4Q10).

Retail Partner Cards
In billions of dollars

Note: Excludes Canada, Puerto Rico and Installment and Classified portfolios. Balances include interest and fees. Balances based on refreshed FICO. Chart also excludes balances for which FICO was unavailable ($2.1 billion in 4Q09, $2.1 billion in 1Q10, $2.1 billion in 2Q10, $2.0 billion in 3Q10 and $1.7 billion in 4Q10).

       As of December 31, 2010, the Citi-branded cards portfolio totaled approximately $76 billion (excluding the items noted above), a reduction of $7 billion, or 9%, from December 31, 2009, primarily driven by lower balances in the FICO below 660 segment. In the Citi-branded cards portfolio, loans with refreshed FICO scores below 660 were $17.7 billion as of December 31, 2010, $4.2 billion or 19% lower than the balance as of December 31, 2009. Similarly, the retail partner cards portfolio was approximately $43 billion (excluding the items noted above) as of December 31, 2010, a reduction of $11 billion, or 20%, from December 31, 2009. In the retail partner cards portfolio, loans with refreshed FICO scores below 660 were $13.2 billion as of December 31, 2010, $6.8 billion, or 34%, lower than the balance as of December 31, 2009.

U.S. Installment and Other Revolving Loans
The U.S. Installment portfolio consists of Consumer loans in the following businesses: Consumer Finance, Retail Banking, Auto, Student Lending and Cards. Other Revolving consists of Consumer loans (Ready Credit and Checking Plus products) in the Consumer Retail Banking business. Commercial-related loans are not included.
       As of December 31, 2010, the U.S. Installment portfolio totaled approximately $26 billion, while the U.S. Other Revolving portfolio was approximately $0.9 billion. In the table below, the U.S. Installment portfolio excludes loans associated with the sale of The Student Loan Corporation that occurred in the fourth quarter of 2010.
       While substantially all of the U.S. Installment portfolio is reported in LCL within Citi Holdings, it does include $0.4 billion of Consumer Retail Banking loans, which is reported in Citicorp. The U.S. Other Revolving portfolio is managed under Citicorp. Approximately 44% of the Installment portfolio had FICO credit scores less than 620 on a refreshed basis. Approximately 26% of the Other Revolving portfolio is composed of loans having FICO scores less than 620.

Balances: December 31, 2010
Refreshed	Installment	Other Revolving
FICO ≥ 660	41%	59%
620 ≤ FICO < 660	15%	15%
FICO < 620	44%	26%

Note: Based on balances of $25 billion for Installment and $0.8 billion for Other Revolving. Excludes Canada and Puerto Rico. Excludes balances where FICO was unavailable ($0.9 billion for Installment).
The table below provides delinquency statistics for loans 90+DPD for both the Installment and Other Revolving portfolios. Loans 90+DPD are more likely to be associated with low refreshed FICO scores both because low scores are indicative of repayment risk and because their delinquency has been reported by Citigroup to the credit bureaus. On a refreshed basis, loans with FICO scores less than 620 exhibit significantly higher delinquencies than in any other FICO band and will drive the majority the losses.
       For information on Citi’s loan modification programs regarding Installment loans, see “Consumer Loan Modification Programs” below.

90+DPD Delinquency Rate: December 31, 2010
Refreshed	Installment 90+DPD%	Other Revolving 90+DPD%
FICO ≥ 660	0.2%	0.0%
620 ≤ FICO < 660	0.6%	0.3%
FICO < 620	8.3%	7.4%

Note: Based on balances of $25 billion for Installment and $0.8 billion for Other Revolving. Excludes Canada and Puerto Rico. Excludes balances where FICO was unavailable ($0.9 billion for Installment).

CONSUMER LOAN DETAILS

Consumer Loan Delinquency Amounts and Ratios

	Total
	loans	(7)	90+ days past due		(1)	30–89 days past due		(1)
	December 31,		December 31,
In millions of dollars, except EOP loan amounts in billions	2010		2010	2009	2008	2010	2009	2008
Citicorp (2)(3)(4)
Total	$232.0		$3,114	$4,103	$3,596	$3,555	$4,338	$4,713
Ratio			1.35%	1.83%	1.62%	1.54%	1.93%	2.13%
Retail banking
Total	$117.9		$773	$805	$719	$1,148	$1,107	$1,391
Ratio			0.66%	0.75%	0.69%	0.98%	1.03%	1.33%
North America	30.7		228	106	83	212	81	100
Ratio			0.76%	0.33%	0.25%	0.71%	0.25%	0.30%
EMEA	4.4		96	129	111	136	223	215
Ratio			2.18%	2.48%	1.76%	3.09%	4.29%	3.41%
Latin America	21.6		224	311	239	267	344	261
Ratio			1.04%	1.71%	1.52%	1.24%	1.89%	1.66%
Asia	61.2		225	259	286	533	459	815
Ratio			0.37%	0.50%	0.58%	0.87%	0.89%	1.66%
Citi-branded cards
Total	$114.1		$2,341	$3,298	$2,877	$2,407	$3,231	$3,322
Ratio			2.05%	2.81%	2.46%	2.11%	2.75%	2.84%
North America	77.5		1,597	2,371	2,000	1,539	2,182	2,171
Ratio			2.06%	2.82%	2.35%	1.99%	2.59%	2.55%
EMEA	2.8		58	85	37	72	140	123
Ratio			2.07%	2.83%	1.32%	2.57%	4.67%	4.39%
Latin America	13.4		446	565	566	456	556	638
Ratio			3.33%	4.56%	4.68%	3.40%	4.48%	5.27%
Asia	20.4		240	277	274	340	353	390
Ratio			1.18%	1.55%	1.63%	1.67%	1.97%	2.32%
Citi Holdings—Local Consumer Lending (2)(3)(5)(6)
Total	$224.9		$10,225	$18,457	$13,017	$9,462	$14,105	$15,412
Ratio			4.76%	6.11%	3.65%	4.41%	4.67%	4.32%
International	21.9		657	1,362	1,166	848	1,482	1,846
Ratio			3.00%	4.22%	2.77%	3.87%	4.59%	4.38%
North America retail partner cards	46.4		1,610	2,681	2,630	1,751	2,674	3,077
Ratio			3.47%	4.42%	3.80%	3.77%	4.41%	4.44%
North America (excluding cards)	156.6		7,958	14,414	9,221	6,863	9,949	10,489
Ratio			5.43%	6.89%	3.76%	4.68%	4.76%	4.27%
Total Citigroup (excluding Special Asset Pool)	$456.9		$13,339	$22,560	$16,613	$13,017	$18,443	$20,125
Ratio			2.99%	4.29%	2.87%	2.92%	3.50%	3.48%

(1)	The ratios of 90+ days past due and 30–89 days past due are calculated based on end-of-period (EOP) loans.
(2)	The 90+ days past due balances for Citi-branded cards and retail partner cards are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.
(3)	The above information presents Consumer credit information on a managed basis. Citigroup adopted SFAS 166/167 effective January 1, 2010. As a result, beginning in the first quarter of 2010, there is no longer a difference between reported and managed delinquencies. Prior years’ managed delinquencies are included herein for comparative purposes to the 2010 delinquencies. Managed basis reporting historically impacted the North America Regional Consumer Banking—Citi-branded cards and the Local Consumer Lending—retail partner cards businesses. The historical disclosures reflect the impact from credit card securitizations only. See discussion of adoption of SFAS 166/167 in Note 1 to the Consolidated Financial Statements.
(4)	The 90+ days and 30–89 days past due and related ratios for North America Regional Consumer Banking exclude U.S. mortgage loans that are guaranteed by U.S. government sponsored agencies since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90+ days past due and (end-of-period loans) are $235 million ($0.8 billion) at December 31, 2010. The amount excluded for loans 30–89 days past due (end-of-period loans have the same adjustment as above) is $30 million.
(5)	The 90+ days and 30–89 days past due and related ratios for North America LCL (excluding cards) exclude U.S. mortgage loans that are guaranteed by U.S. government sponsored agencies since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90+ days past due and (end-of-period loans) for each period are $5.2 billion ($8.4 billion), $5.4 billion ($9.0 billion), and $3.0 billion ($6.2 billion) at December 31, 2010, December 31, 2009, and December 31, 2008, respectively. The amounts excluded for loans 30–89 days past due (end-of-period loans have the same adjustment as above) for each period are $1.6 billion, $1.0 billion, and $0.6 billion, as of December 31, 2010, December 31, 2009, and December 31, 2008, respectively.
(6)	The December 31, 2010 loans 90+ days past due and 30–89 days past due and related ratios for North America (excluding Cards) exclude $1.7 billion of loans that are carried at fair value.
(7)	Total loans include interest and fees on credit cards.

Consumer Loan Net Credit Losses and Ratios

	Average
	loans	(1)		Net credit losses	(2)
In millions of dollars, except average loan amounts in billions	2010		2010	2009	2008
Citicorp
Total	$221.5		$11,221	$5,410	$4,068
Add: impact of credit card securitizations (3)			—	6,931	4,299
Managed NCL			11,221	12,341	8,367
Ratio			5.07%	5.64%	3.66%
Retail banking
Total	$111.4		$1,269	$1,570	$1,201
Ratio			1.14%	1.50%	1.10%
North America	30.6		339	310	145
Ratio			1.11%	0.90%	0.47%
EMEA	4.6		171	302	159
Ratio			3.74%	5.44%	2.36%
Latin America	19.9		438	513	489
Ratio			2.20%	3.09%	2.90%
Asia	56.3		321	445	408
Ratio			0.57%	0.92%	0.74%
Citi-branded cards
Total	$110.1		$9,952	$3,840	$2,867
Add: impact of credit card securitizations (3)			—	6,931	4,299
Managed NCL			9,952	10,771	7,166
Ratio			9.03%	9.46%	6.03%
North America	76.7		7,683	841	472
Add: impact of credit card securitizations (3)			—	6,931	4,299
Managed NCL			7,683	7,772	4,771
Ratio			10.02%	9.41%	5.65%
EMEA	2.8		149	185	78
Ratio			5.32%	6.55%	2.76%
Latin America	12.4		1,429	1,920	1,715
Ratio			11.57%	16.10%	11.93%
Asia	18.2		691	894	602
Ratio			3.77%	5.42%	3.52%
Citi Holdings—Local Consumer Lending
Total	$274.8		$17,040	$19,185	$13,111
Add: impact of credit card securitizations (3)			—	4,590	3,110
Managed NCL			17,040	23,775	16,221
Ratio			6.20%	7.03%	4.23%
International	26.2		1,927	3,521	2,795
Ratio			7.36%	9.18%	5.88%
North America retail partner cards	51.2		6,564	3,485	2,454
Add: impact of credit card securitizations (3)			—	4,590	3,110
Managed NCL			6,564	8,075	5,564
Ratio			12.82%	12.77%	8.04%
North America (excluding cards)	197.4		8,549	12,179	7,862
Ratio			4.33%	5.15%	2.95%
Total Citigroup (excluding Special Asset Pool)	$496.3		$28,261	$24,595	$17,179
Add: impact of credit card securitizations (3)			—	11,521	7,409
Managed NCL			28,261	36,116	24,588
Ratio			5.69%	6.49%	4.02%

(1)	Average loans include interest and fees on credit cards.
(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)	See page 4 and Note 1 to the Consolidated Financial Statements for a discussion of the impact of SFAS 166/167.

Consumer Loan Modification Programs
Citigroup has instituted a variety of long-term and short-term modification programs to assist borrowers with financial difficulties. These programs, as described below, include modifying the original loan terms, reducing interest rates, extending the remaining loan duration and/or waiving a portion of the remaining principal balance. At December 31, 2010, Citi’s significant modification programs consisted of the U.S. Treasury’s Home Affordable Modification Program (HAMP), as well as short-term and long-term modification programs in the U.S., each as summarized below.
     The policy for re-aging modified U.S. consumer loans to current status varies by product. Generally, one of the conditions to qualify for these modifications is that a minimum number of payments (typically ranging from one to three) be made. Upon modification, the loan is re-aged to current status. However, re-aging practices for certain open-ended consumer loans, such as credit cards, are governed by Federal Financial Institutions Examination Council (FFIEC) guidelines. For open-ended consumer loans subject to FFIEC guidelines, one of the conditions for the loan to be re-aged to current status is that at least three consecutive minimum monthly payments, or the equivalent amount, must be received. In addition, under FFIEC guidelines, the number of times that such a loan can be re-aged is subject to limitations (generally once in 12 months and twice in five years). Furthermore, Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) loans are modified under those respective agencies’ guidelines, and payments are not always required in order to re-age a modified loan to current.
     HAMP and Other Long-Term Programs. Long-term modification programs or TDRs occur when the terms of a loan have been modified due to the borrower’s financial difficulties and a long-term concession has been granted to the borrower. Substantially all long-term programs in place provide interest rate reductions. See Note 1 to the Consolidated Financial Statements for a discussion of the allowance for loan losses for such modified loans.
     The following table presents Citigroup’s Consumer loan TDRs as of December 31, 2010 and 2009. As discussed below under “HAMP,” HAMP loans whose terms are contractually modified after successful completion of the trial period are included in the balances below:

	Accrual		Non-accrual
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
In millions of dollars	2010	2009	2010	2009
Mortgage and real estate	$15,140	$8,654	$2,290	$1,413
Cards (1)	5,869	2,303	38	150
Installment and other	3,015	3,128	271	250

(1)       2010 balances reflect the adoption of SFAS 166/167.
     These TDRs are predominately concentrated in the U.S. Citi’s significant long-term U.S. modification programs include:

U.S. Mortgages
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
     In order to be entitled to a HAMP loan modification, borrowers must complete a three-month trial period, make the agreed payments and provide the required documentation. Beginning March 1, 2010, documentation was required to be provided prior to the beginning of the trial period, whereas prior to that date, documentation was required before the end of the trial period. This change generally means that Citi is able to verify income for potential HAMP participants before they begin making lower monthly payments. Because customers entering the trial period are qualified prior to trial entry, more are successfully completing the trial period.
     During the trial period, Citi requires that the original terms of the loans remain in effect pending completion of the modification. From inception through December 31, 2010, approximately $9.5 billion of first mortgages were enrolled in the HAMP trial period, while $3.8 billion have successfully completed the trial period. Upon completion of the trial period, the terms of the loan are contractually modified, and it is accounted for as a TDR.
     Citi also began participating in the U.S. Treasury’s HAMP second mortgage program (2MP) in the fourth quarter of 2010. 2MP requires Citi to either: (1) modify the borrower’s second mortgage according to a defined protocol; or (2) accept a lump sum payment from the U.S. Treasury in exchange for full extinguishment of the second mortgage. For a borrower to qualify, the borrower must have successfully modified his/her first mortgage under the HAMP and met other criteria. Under the 2MP program, if the first mortgage is modified under HAMP through principal forgiveness, the same percentage of principal forgiveness is required on the second mortgage.

     Loans included in the HAMP trial period are not classified as modified under short-term or long-term programs, and the allowance for loan losses for these loans is calculated under ASC 450-20.
     As of December 31, 2010, for the loans that were put in the HAMP trial period, 34% of the loans were successfully modified under HAMP, 13% were modified under the Citi Supplemental program (see below), 5% were in HAMP or Citi Supplemental trial, 2% subsequently received other Citi modifications, 13% received HAMP re-age (see below), and 33% have not received any modification from Citi to date.
     Citi Supplemental. The Citi Supplemental (CSM) program was designed by Citi to assist borrowers ineligible for HAMP or who become ineligible through the HAMP trial period process. If the borrower already has less than a 31% housing debt ratio, the modification offered is an interest rate reduction (up to 2.5% with a floor rate of 4%), which is in effect for two years, and the rate then increases up to 1% per year until the interest rate is at the pre-modified contractual rate. If the borrower’s housing debt ratio is greater than 31%, specific treatment steps for HAMP, including an interest rate reduction, will be followed to achieve a 31% housing debt ratio. The modified interest rate is in effect for two years, and then increases up to 1% per year until the interest rate is at the pre-modified contractual rate. If income documentation was not supplied previously pursuant to HAMP, it is required for CSM. Three trial payments are required prior to modification, which can be made during the HAMP and/or CSM trial period.
     HAMP Re-Age. As disclosed above, loans in the HAMP trial period are aged according to their original contractual terms, rather than the modified HAMP terms. This results in the loan being reported as delinquent even if the reduced payments, as agreed under the program, are made by the borrower. Upon conclusion of the trial period, loans that do not qualify for a long-term modification are returned to the delinquency status in which they began their trial period. However, that delinquency status would be further deteriorated for each trial payment not made. HAMP re-age establishes a non-interest-bearing deferral based on the difference between the original contractual amounts due and the HAMP trial payments made. Citigroup considers this re-age and deferral process to constitute a concession to a borrower in financial difficulty and therefore records the loans as TDRs upon re-age.
     2nd FDIC. The 2nd FDIC modification program guidelines were created by the FDIC for delinquent or current borrowers where default is reasonably foreseeable. The program is designed for second mortgages and uses various concessions, including interest rate reductions, non-interest-bearing principal deferral, principal forgiveness, extending maturity dates, and forgiving accrued interest and late fees. These potential concessions are applied in a series of steps (similar to HAMP) that provides an affordable payment to the borrower (generally a combined housing payment ratio of 42%). The first step generally reduces the borrower’s interest rate to 2% for fixed-rate home equity loans and 0.5% for home equity lines of credit. The interest rate reduction is in effect for the remaining term of the loan.
     FHA/VA. Loans guaranteed by the FHA or VA are modified through the normal modification process required by those respective agencies. Borrowers must be delinquent, and concessions include interest rate reductions, principal forgiveness, extending maturity dates, and forgiving accrued interest and late fees. The interest rate reduction is in effect for the remaining loan term. Losses on FHA loans are borne by the sponsoring agency, provided that the insurance has not been breached as a result of an origination defect. The VA establishes a loan-level loss cap, beyond which Citi is liable for loss. Historically, Citi’s losses on FHA and VA loans have been negligible.
     Responsible Lending. The Responsible Lending (RL) program was designed by Citi to assist current borrowers unlikely to be able to refinance due to negative equity in their home and/or other borrower characteristics. These loans are not eligible for modification under HAMP or CSM. This program, launched in the fourth quarter of 2010, is designed to provide payment relief based on a floor interest rate by product type. All adjustable rate and interest only loans are converted to fixed rate, amortizing loans for the remaining mortgage term. Because the borrower has been offered terms that are not available in the general market, the loan is accounted for as a TDR.
     CFNA Adjustment of Terms (AOT). This program is targeted to Consumer Finance customers with a permanent hardship. Payment reduction is provided through the re-amortization of the remaining loan balance, typically at a lower interest rate. Modified loan tenors may not exceed a period of 480 months. Generally, the rescheduled payment cannot be less than 50% of the original payment amount unless the AOT is a result of participation in the CitiFinancial Home Affordability Modification Program (CHAMP) (terminated August 2010) or as a result of settlement, court order, judgment, or bankruptcy. Customers must make a qualifying payment at the reduced payment amount in order to qualify for the modification. In addition, customers must provide income verification (pay stubs and/or tax returns), employment is verified and monthly obligations are validated through an updated credit report.
     Other. Prior to the implementation of the HAMP, CSM and 2nd FDIC programs, Citigroup’s U.S. mortgage business offered certain borrowers various tailored modifications, which included reducing interest rates, extending the remaining loan duration and/or waiving a portion of the remaining principal balance. Citigroup currently believes that substantially all of its future long-term U.S. mortgage modifications, at least in the near term, will be included in the programs mentioned above.

North America Cards
North America cards consists of Citi’s branded and retail partner cards.
     Paydown. The Paydown program is designed to liquidate a customer’s balance within 60 months. It is available to customers who indicate a long-term hardship (e.g., long-term disability, medical issues or a non-temporary income reduction, such as an occupation change). Payment requirements are decreased by reducing interest rates charged to either 9.9% or 0%, depending upon the customer situation, and designed to amortize at least 1.67% of the balance each month. Under this program, fees are discontinued and charging privileges are permanently rescinded.
     CCG. The Credit Counseling Group (CCG) program handles proposals received via external consumer credit counselors on the customer’s behalf. In order to qualify, customers work with a credit counseling agency to develop a plan to handle their overall budget, including money owed to Citi. A copy of the counseling agency’s proposal letter is required. The annual percentage rate (APR) is reduced to 9.9% and the account fully amortizes in 60 months. Under this program, fees are discontinued and charging privileges are permanently rescinded.
     Interest Reversal Paydown. The Interest Reversal Paydown program is also designed to liquidate a customer’s balance within 60 months. It is available to customers who indicate a long-term hardship. Accumulated interest and fees owed to Citi are reversed upon enrollment, and future interest and fees are discontinued. Payment requirements are reduced and are designed to amortize at least 1.67% of the balance each month. Under this program, like the programs discussed above, fees are discontinued, and charging privileges are permanently rescinded.

U.S. Installment Loans
CFNA AOT. This program is targeted to Citi’s Consumer Finance customers with a permanent hardship. Payment reduction is provided through the re-amortization of the remaining loan balance, typically at a lower interest rate. Loan payments may be rescheduled over a period not to exceed 120 months. Generally, the rescheduled payment cannot be less than 50% of the original payment amount, unless the AOT is a result of settlement, court order, judgment or bankruptcy. The interest rate generally cannot be reduced below 9% (except in the instances listed above). Customers must make a qualifying payment at the reduced payment amount in order to qualify for the modification. In addition, customers must provide proof of income, employment is verified and monthly obligations are validated through an updated credit report.

Long-Term Modification Programs—Summary
The following table sets forth, as of December 31, 2010, information relating to Citi’s significant long-term U.S. mortgage, card and installment loan modification programs:

				Average		Average
	Program	Program		interest rate	Average %	tenor of	Deferred	Principal
In millions of dollars	balance	start date	(1)	reduction	payment relief	modified loans	principal	forgiveness
U.S. Consumer mortgage lending (2)
HAMP	$3,414	3Q09		4%	41%	32 years	$429	$2
Citi Supplemental	1,625	4Q09		3	24	27 years	75	1
HAMP Re-age	492	1Q10		N/A	N/A	24 years	10	—
2nd FDIC	422	2Q09		6	49	26 years	31	6
FHA/VA	3,407			2	19	28 years	—	—
CFNA AOT	3,801			3	23	29 years
Other	3,331			4	43	25 years	45	47

North America cards
Paydown	2,516			16	—	5 years
CCG	1,863			11	—	5 years
Interest Reversal Paydown	328			20	—	5 years

U.S. installment loans
CFNA AOT	837			7	33	9 years

(1)	Provided if program was introduced after 2008.
(2)	Balances for RL and 2MP not material at December 31, 2010.

     Short-Term Programs. Citigroup has also instituted short-term programs (primarily in the U.S.) to assist borrowers experiencing temporary hardships. These programs include short-term (12 months or less) interest rate reductions and deferrals of past due payments. The loan volume under these short-term programs has increased significantly over the past 18 months, and loan loss reserves for these loans have been enhanced, giving consideration to the higher risk associated with those borrowers and reflecting the estimated future credit losses for those loans. See Note 1 to the Consolidated Financial Statements for a discussion of the allowance for loan losses for such modified loans.
     The following table presents the amounts of gross loans modified under short-term interest rate reduction programs in the U.S. as of December 31, 2010:

	December 31, 2010
In millions of dollars	Accrual	Non-accrual
Cards	$2,757	$—
Mortgage and real estate	1,634	70
Installment and other	1,086	110

Significant short-term U.S. programs include:

North America Cards
Universal Payment Program (UPP). The North America cards business provides short-term interest rate reductions to assist borrowers experiencing temporary hardships through the UPP. Under this program, a participant’s APR is reduced by at least 500 basis points for a period of up to 12 months. The minimum payment is established based upon the customer’s specific circumstances and is designed to amortize at least 1% of the principal balance each month. The participant’s APR returns to its original rate at the end of the program or earlier if they fail to make the required payments.

U.S. Mortgages
Temporary AOT. This program is targeted to Consumer Finance customers with a temporary hardship. Examples of temporary hardships include a short-term medical disability or a temporary reduction of pay. Under this program, which can include both an interest rate reduction and a term extension, the interest rate is reduced for either a five- or an eleven-month period. At the end of the temporary modification period, the interest rate reverts to the pre-modification rate. To qualify, customers must make a payment at the reduced payment amount prior to the AOT being processed. In addition, customers must provide income verification, while employment is verified and monthly obligations are validated through an updated credit report. If the customer is still undergoing hardship at the conclusion of the temporary payment reduction, an extension of the temporary terms can be considered in either of the time period increments above, to a maximum of 24 months. Effective December 2010, the timing of the qualifying payment is earlier and updated documentation is required at each extension. These changes are expected to reduce overall entry volumes. In cases where the account is over 60 days past due at the expiration of the temporary modification period, the terms of the modification are made permanent and the payment is kept at the reduced amount for the remaining life of the loan.

U.S Installment Loans
Temporary AOT. This program is targeted to Consumer Finance customers with a temporary hardship. Examples of temporary hardships include a short-term medical disability or a temporary reduction of pay. Under this program, which can include both an interest rate reduction and a term extension, the interest rate is reduced for either a five- or an eleven-month period. At the end of the temporary modification period, the interest rate reverts to the pre-modification rate. To qualify, customers must make a payment at the reduced payment amount prior to the AOT being processed. In addition, customers must provide income verification, while employment is verified and monthly obligations are validated through an updated credit report. If the customer is still undergoing hardship at the conclusion of the temporary payment reduction, an extension of the temporary terms can be considered in either of the time period increments referenced above, to a maximum of 24 months. Effective December 2010, the timing of the qualifying payment is earlier and updated documentation is required at each extension. These changes are expected to reduce overall entry volumes. In cases where the account is over 90 days past due at the expiration of the temporary modification period, the terms of the modification are made permanent and the payment is kept at the reduced amount for the remaining life of the loan.

Short-Term Modification Programs—Summary
The following table sets forth, as of December 31, 2010, information related to Citi’s significant short-term U.S. cards, mortgage, and installment loan modification programs:

				Average	Average time
	Program	Program		interest rate	period for
In millions of dollars	balance	start date	(1)	reduction	reduction
UPP	$2,757			22%	12 months
Mortgage
Temporary AOT	1,701	1Q09		3	8 months
Installment
Temporary AOT	1,196	1Q09		4	7 months

(1)       Provided if program was introduced after 2008.

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

Impact of Modification Programs
Citi considers various metrics in analyzing the success of U.S. modification programs. Payment behavior of customers during the modification (both short-term and long-term) is monitored. For short-term modifications, performance is also measured for an additional period of time after the expiration of the concession. Balance reductions and annualized loss rates are also important metrics that are monitored. Based on actual experience, program terms, including eligibility criteria, interest charged and loan tenor, may be refined. The main objective of the modification programs is to reduce the payment burden for the borrower and improve the net present value of Citi’s expected cash flows.

Mortgage Modification Programs
With respect to long-term mortgage modification programs, for modifications in the “Other” category (as noted in the “Long-Term Modification Programs—Summary” table above and preceding narrative), generally at 24 months after modification, the total balance reduction has been approximately 32% (as a percentage of the balance at the time of modification), consisting of approximately 20% of paydowns and 12% of net credit losses. In addition, at 18 months after an “Other” loan modification, Citi currently estimates that credit loss rates are reduced by approximately one-third compared to loans that were not modified.
     For modifications under CFNA’s long-term AOT program, the total balance reduction has been approximately 13% (as a percentage of the balance at the time of modification) 24 months after modification, consisting of approximately 4% of paydowns and 9% of net credit losses.
     Regarding HAMP, in Citi’s experience to date, Citi continues to believe that re-default rates for HAMP modified loans will be significantly lower versus non-HAMP programs. Moreover, the first HAMP modified loans have been on the books for approximately 12 months and, as of December 31, 2010, were exhibiting re-default rates of approximately 15%. The CSM program has less vintage history and limited loss data but is currently tracking to Citi’s expectations and is currently expected to perform better than the “Other” modifications discussed above. Generally, the other long-term mortgage modification programs discussed above do not have sufficient history, as of December 31, 2010, to summarize the impact of such programs. Similarly, the short-term AOT program has less vintage history and limited loss data.
Cards Modification Programs
Generally, at 24 months after modification, the total balance reduction for long-term card modification programs is approximately 64% (as a percentage of the balance at the time of modification), consisting of approximately 35% of paydowns and 29% of net credit losses. Citi has also generally observed that these credit losses are approximately one-half lower, depending upon the individual program and vintage, than those of similar card accounts that were not modified. Similarly, twenty-four months after starting a short-term modification, balances are typically reduced by approximately 64% (as a percentage of the balance at the time of modification), consisting of approximately 24% of paydowns and 40% of net credit losses, and Citi has observed that the credit losses are approximately one-fourth lower, depending upon the individual program and vintage, than those of similar accounts that were not modified.
     As previously disclosed, Citigroup implemented certain changes to its credit card modification programs beginning in the fourth quarter of 2010, including revisions to the eligibility criteria for such programs. These programs are continually evaluated and additional changes may occur in 2011, depending upon factors such as program performance and overall credit conditions. As a result of these changes, as well as the overall improving portfolio trends, the overall volume of new entrants to Citi’s card modification programs decreased, as expected, by approximately 25% during the fourth quarter of 2010 as compared to the third quarter. New entrants to short-term card modification programs decreased by approximately 50% in the fourth quarter of 2010 as compared to the prior quarter. While Citi currently expects these changes to negatively impact net credit losses beginning in 2011, Citi believes overall that net credit losses will continue to improve in 2011 for each of the North America cards businesses. Citi considered these changes to its cards modification programs and their potential effect on net credit losses in determining the loan loss reserve as of December 31, 2010.

Installment Loan Modification Programs
With respect to the long-term CFNA AOT program, the total balance reduction is approximately 49% (as a percentage of the balance at the time of modification) 24 months after modification, consisting of approximately 13% of paydowns and 36% of net credit losses. The short-term Temporary AOT program has less vintage history and limited loss data.

Consumer Mortgage Representations and Warranties
The majority of Citi’s exposure to representation and warranty claims relates to its U.S. Consumer mortgage business.

Representation and Warranties
As of December 31, 2010, Citi services loans previously sold as follows:

In millions	December 31, 2010 (1)
	Number	Unpaid
Vintage sold:	of loans	principal balance
2005 and prior	1.0	$105,931
2006	0.2	34,969
2007	0.2	43,744
2008	0.3	53,759
2009	0.3	60,293
2010	0.3	54,936
Indemnifications (2)	0.9	102,142
Total	3.2	$455,774

(1)	Excludes the fourth quarter of 2010 sale of servicing rights on 0.1 million loans with unpaid principal balances of approximately $28,745 million. Citi continues to be exposed to representation and warranty claims on those loans.
(2)	Represents loans serviced by CitiMortgage that are covered by indemnification agreements relating to previous acquisitions of mortgage servicing rights.

     In addition, since 2000, Citi has sold $94 billion of loans to private investors, of which $49 billion were sold through securitizations. As of December 31, 2010, $39 billion of these loans (including $15 billion sold through securitizations) continue to be serviced by Citi and are included in the $456 billion of serviced loans above.
     When selling a loan, Citi (through its CitiMortgage business) makes various representations and warranties relating to, among other things, the following:
  Citi’s ownership of the loan;
  the validity of the lien securing the loan;
  the absence of delinquent taxes or liens against the property securing the loan;
  the effectiveness of title insurance on the property securing the loan;
  the process used in selecting the loans for inclusion in a transaction;
  the loan’s compliance with any applicable loan criteria established by the buyer; and
  the loan’s compliance with applicable local, state and federal laws.
     The specific representations and warranties made by Citi depend on the nature of the transaction and the requirements of the buyer. Market conditions and credit-rating agency requirements may also affect representations and warranties and the other provisions to which Citi may agree in loan sales.
Repurchases or “Make-Whole” Payments
In the event of a breach of these representations and warranties, Citi may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects, or indemnify (“make-whole”) the investors for their losses. Citi’s representations and warranties are generally not subject to stated limits in amount or time of coverage. However, contractual liability arises only when the representations and warranties are breached and generally only when a loss results from the breach.
     For the years ended December 31, 2010 and 2009, 77% and 64%, respectively, of Citi’s repurchases and make-whole payments were attributable to misrepresentation of facts by either the borrower or a third party (e.g., income, employment, debts, FICO, etc.), appraisal issues (e.g., an error or misrepresentation of value), or program requirements (e.g., a loan that does not meet investor guidelines, such as contractual interest rate). To date, there has not been a meaningful difference in incurred or estimated loss for each type of defect.
     In the case of a repurchase, Citi will bear any subsequent credit loss on the mortgage loan and the loan is typically considered a credit-impaired loan and accounted for under SOP 03-3, “Accounting for Certain Loans and Debt Securities, Acquired in a Transfer” (now incorporated into ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality). These repurchases have not had a material impact on Citi’s non-performing loan statistics because credit-impaired purchased SOP 03-3 loans are not included in non-accrual loans, since they generally continue to accrue interest until write-off.
     The unpaid principal balance of loans repurchased due to representation and warranty claims for the years ended December 31, 2010 and 2009, respectively, was as follows:

	Year ended December 31,
	2010	2009
	Unpaid principal	Unpaid principal
In millions of dollars	balance	balance
GSEs	$280	$268
Private investors	26	22
Total	$306	$290

     As evidenced in the table above, to date, Citi’s repurchases have primarily been from the U.S. government sponsored entities (GSEs). In addition, Citi recorded make-whole payments of $310 million and $49 million for the years ended December 31, 2010 and 2009, respectively.

Repurchase Reserve
Citi has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold loans (referred to as the repurchase reserve) that is included in Other liabilities in the Consolidated Balance Sheet. In estimating the repurchase reserve, Citi considers reimbursements estimated to be received from third-party correspondent lenders and indemnification agreements relating to previous acquisitions of mortgage servicing rights. Citi aggressively pursues collection from any correspondent lender that it believes has the financial ability to pay. The estimated reimbursements are based on Citi’s analysis of its most recent collection trends and the financial solvency of the correspondents.
     In the case of a repurchase of a credit-impaired SOP 03-3 loan, the difference between the loan’s fair value and unpaid principal balance at the time of the repurchase is recorded as a utilization of the repurchase reserve. Make-whole payments to the investor are also treated as utilizations and charged directly against the reserve. The repurchase reserve is estimated when Citi sells loans (recorded as an adjustment to the gain on sale, which is included in Other revenue in the Consolidated Statement of Income) and is updated quarterly. Any change in estimate is recorded in Other revenue.
     The repurchase reserve is calculated by individual sales vintage (i.e., the year the loans were sold) and is based on various assumptions. While substantially all of Citi’s current loan sales are with GSEs, with which Citi has considerable historical experience, these assumptions contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. The most significant assumptions used to calculate the reserve levels are as follows:
  Loan documentation requests: Assumptions regarding future expected loan documentation requests exist as a means to predict future repurchase claim trends. These assumptions are based on recent historical trends as well as anecdotal evidence and general industry knowledge about the current repurchase environment (e.g., the level of staffing and focus by the GSEs to “put” more loans back to servicers). These factors are considered in the forecast of expected future repurchase claims and changes in these trends could have a positive or negative impact on Citi’s repurchase reserve. During 2009 and 2010, loan documentation requests trended higher than in the prior periods, which led to an increase in the repurchase reserve.
  Repurchase claims as a percentage of loan documentation requests: Given that loan documentation requests are an indicator of future repurchase claims, an assumption is made regarding the conversion rate from loan documentation requests to repurchase claims. This assumption is also based on historical performance and, if actual rates differ in the future, could also impact repurchase reserve levels. While this percentage was generally stable during 2009, during 2010, Citi observed a slight increase in this conversion rate, meaning Citi observed a slight increase in the number of loan documentation requests converting to repurchase claims. However, in the fourth quarter of 2010, Citi observed an improvement in the conversion rate, meaning that as loan documentation requests increased, the claims as a percentage of such requests have been trending lower.
  Claims appeal success rate: This assumption represents Citi’s expected success at rescinding a claim by satisfying the demand for more information, disputing the claim validity, etc. This assumption is also based on recent historical successful appeals rates. These rates could fluctuate and, in Citi’s experience, have historically fluctuated significantly based on changes in the validity or composition of claims. Generally, during 2009 and 2010, Citi’s appeal success rate improved from levels in prior periods, which had a favorable impact on the repurchase reserve.
  Estimated loss given repurchase or make-whole: The assumption of the estimated loss amount per repurchase or make-whole payment, or loss severity, is applied separately for each sales vintage to capture volatile housing price highs and lows. The assumption is based on actual and expected losses of recent repurchases/make-whole payments calculated for each sales vintage year, which are impacted by factors such as macroeconomic indicators, including overall housing values. During 2009 and 2010, including the fourth quarter of 2010, Citi’s loss severity increased.
     In sum, and as set forth in the table below, during 2009, loan documentation package requests and the level of outstanding claims increased. In addition, Citi’s loss severity estimates increased during 2009 due to the impact of macroeconomic factors and its experience with actual losses at such time. These factors contributed to a change in estimate for the repurchase reserve amounting to $492 million for the year ended December 31, 2009. During 2010, loan documentation package requests, the level of outstanding claims and loss severity estimates increased, contributing to a change in estimate for the repurchase reserve amounting to $917 million for the year ended December 31, 2010. In addition, included in Citi’s current reserve estimate is an assumption that repurchase claims will remain at elevated levels for the near term, although the actual number of claims may differ and is subject to uncertainty. Furthermore, in Citi’s experience to date, approximately half of the repurchase claims have been successfully appealed and have resulted in no loss to Citi. The activity in the repurchase reserve for the years ended December 31, 2010 and 2009 was as follows:

	Year ended December 31,
In millions of dollars	2010	2009
Balance, beginning of period	$482	$75
Additions for new sales	16	34
Change in estimate	917	492
Utilizations	(446)	(119)
Balance, end of period	$969	$482

As referenced above, the repurchase reserve is calculated by sales vintage. The majority of the repurchases in 2010 were from the 2006 through 2008 sales vintages, which also represent the vintages with the largest loss severity. An insignificant percentage of 2010 repurchases were from vintages prior to 2006, and Citi anticipates that this percentage will continue to decrease, as those vintages are later in the credit cycle. Although still early in the credit cycle, Citi has to date experienced lower repurchases and loss severity from the 2009 and 2010 vintages.

Sensitivity of Repurchase Reserve
As discussed above, the repurchase reserve estimation process is subject to numerous estimates and judgments. The assumptions used to calculate the repurchase reserve contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. For example, Citi estimates that if there were a simultaneous 10% adverse change in each of the significant assumptions noted above, the repurchase reserve would increase by approximately $342 million as of December 31, 2010. This potential change is hypothetical and intended to indicate the sensitivity of the repurchase reserve to changes in the key assumptions. Actual changes in the key assumptions may not occur at the same time or to the same degree (i.e., an adverse change in one assumption may be offset by an improvement in another). Citi does not believe it has sufficient information to estimate a range of reasonably possible loss (as defined under ASC 450) relating to its Consumer representations and warranties.

Representation and Warranty Claims—By Claimant
The representation and warranty claims by claimant for the years ended December 31, 2010 and 2009, respectively, were as follows:

	Year ended December 31,
		2010		2009
		Original		Original
	Number	principal	Number	principal
Dollars in millions	of claims	balance	of claims	balance
GSEs	9,512	$2,063	5,835	$1,218
Private investors	321	73	409	69
Mortgage insurers (1)	268	58	316	65
Total	10,101	$2,194	6,560	$1,352

(1)	Represents the insurer’s rejection of a claim for loss reimbursement that has yet to be resolved. To the extent that mortgage insurance will not cover the claim on a loan, Citi may have to make the GSE or private investor whole.

     The number of unresolved claims by type of claimant as of December 31, 2010 and 2009, respectively, was as follows:

	December 31,
			2010		2009
			Original		Original
	Number		principal	Number	principal
Dollars in millions	of claims	(1)	balance	of claims	balance
GSEs	4,344		$954	2,600	$572
Private
investors	163		30	311	40
Mortgage
insurers	76		17	204	42
Total	4,583		$1,001	3,115	$654

(1)	For GSEs, the response to the repurchase claim is required within 90 days of the claim receipt. If Citi does not respond within 90 days, the claim would then be discussed between Citi and the GSE. For private investors, the time period for responding is governed by the individual sale agreement. If the specified timeframe is exceeded, the investor may choose to initiate legal action.

Securities and Banking-Sponsored Private Label Residential Mortgage Securitizations—Representations and Warranties
Over the years, S&B has been a sponsor of private-label mortgage-backed securitizations. Mortgage securitizations sponsored by Citi’s S&B business represent a much smaller portion of Citi’s mortgage business than Citi’s Consumer business discussed above.
     During the period 2005 through 2008, S&B sponsored approximately $66 billion in private-label mortgage-backed securitization transactions, of which approximately $28 billion remained outstanding at December 31, 2010. These outstanding transactions are backed by loan collateral composed of approximately $7.4 billion prime, $5.9 billion Alt-A and $14.3 billion subprime residential mortgage loans. Citi estimates the actual cumulative losses to date incurred by the issuing trusts on the $66 billion total transactions referenced above have been approximately $6.7 billion.
     The mortgages included in these securitizations were purchased from parties outside of S&B, and fewer than 3% of the mortgages currently outstanding were originated by Citi. In addition, fewer than 10% of the currently outstanding mortgage loans underlying these securitization transactions are serviced by Citi. The loans serviced by Citi are included in the $456 billion of residential mortgage loans referenced under “Consumer Mortgage Representations and Warranties” above. (Citi acts as master servicer for certain of the securitization transactions.)
     In connection with such transactions, representations and warranties (representations) relating to the mortgage loans included in each trust issuing the securities were made either by (1) Citi, or (2) in a relatively small number of cases, third-party sellers (Selling Entities, which were also often the originators of the loans). These representations were generally made or assigned to the issuing trust.
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
  the mortgage loan’s compliance with applicable federal, state and local laws;
  whether the mortgage loan was originated in conformity with the originator’s underwriting guidelines; and
  the detailed data concerning the mortgage loans that was included on the mortgage loan schedule.
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
     However, in some cases where Citi made representations and received similar representations from Selling Entities, including a majority of such cases involving subprime and Alt-A collateral, Citi believes that those Selling Entities appear to be in bankruptcy, liquidation or financial distress. In those cases, in the event that claims for breaches of representations were to be made against Citi, the Selling Entities’ financial condition may effectively preclude Citi from obtaining back-to-back recoveries against them.
     To date, S&B has received only a small number of claims based on breaches of representations relating to the mortgage loans in these securitization transactions. Citi continues to monitor closely this claim activity relating to its S&B mortgage securitizations.
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
     For additional information on litigation claims relating to these activities, see Note 29 to the Consolidated Financial Statements.

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
Corporate Credit Portfolio
The following table represents the corporate credit portfolio (excluding Private Banking), before consideration of collateral, by maturity at December 31, 2010. The corporate portfolio is broken out by direct outstandings that include drawn loans, overdrafts, interbank placements, bankers’ acceptances, certain investment securities and leases, and unfunded commitments that include unused commitments to lend, letters of credit and financial guarantees.

	At December 31, 2010				At December 31, 2009
		Greater				Greater
	Due	than 1 year	Greater		Due	than 1 year	Greater
	within	but within	than	Total	within	but within	than	Total
In billions of dollars	1 year	5 years	5 years	exposure	1 year	5 years	5 years	exposure
Direct outstandings	$191	$43	$8	$242	$213	$66	$7	$286
Unfunded lending commitments	174	94	19	287	182	120	10	312
Total	$365	$137	$27	$529	$395	$186	$17	$598

Portfolio Mix
The corporate credit portfolio is diverse across counterparty, industry, and geography. The following table shows the percentage of direct outstandings and unfunded commitments by region:

	December 31,	December 31,
	2010	2009
North America	47%	51%
EMEA	28	27
Latin America	7	9
Asia	18	13
Total	100%	100%

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

     The following table presents the corporate credit portfolio by facility risk rating at December 31, 2010 and 2009, as a percentage of the total portfolio:

	Direct outstandings and
	unfunded commitments
	December 31,	December 31,
	2010	2009
AAA/AA/A	56%	58%
BBB	26	24
BB/B	13	11
CCC or below	5	7
Unrated	—	—
Total	100%	100%

     The corporate credit portfolio is diversified by industry, with a concentration only in the financial sector, including banks, other financial institutions, insurance companies, investment banks and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total corporate portfolio:

	Direct outstandings and
	unfunded commitments
	December 31,	December 31,
	2010	2009
Government and central banks	12%	12%
Banks	10	9
Other financial institutions	10	12
Investment banks	8	5
Petroleum	5	4
Insurance	4	4
Utilities	4	4
Agriculture and food preparation	4	4
Real estate	3	3
Telephone and cable	3	3
Industrial machinery and equipment	3	2
Global information technology	2	2
Metals	2	2
Other industries (1)	30	34
Total	100%	100%

(1)	Includes all other industries, none of which exceeds 2% of total outstandings.

Credit Risk Mitigation
As part of its overall risk management activities, Citigroup uses credit derivatives and other risk mitigants to hedge portions of the credit risk in its portfolio, in addition to outright asset sales. The purpose of these transactions is to transfer credit risk to third parties. The results of the mark to market and any realized gains or losses on credit derivatives are reflected in the Principal transactions line on the Consolidated Statement of Income.
     At December 31, 2010 and 2009, $49.0 billion and $59.6 billion, respectively, of credit risk exposures were economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other risk mitigants. In addition, the reported amounts of direct outstandings and unfunded commitments in this report do not reflect the impact of these hedging transactions. At December 31, 2010 and 2009, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution, respectively:

Rating of Hedged Exposure

	December 31,	December 31,
	2010	2009
AAA/AA/A	53%	45%
BBB	32	37
BB/B	11	11
CCC or below	4	7
Total	100%	100%

     At December 31, 2010 and 2009, the credit protection was economically hedging underlying credit exposures with the following industry distribution, respectively:

Industry of Hedged Exposure

	December 31,	December 31,
	2010	2009
Government	12%	0%
Other financial institutions	8	4
Agriculture and food preparation	7	8
Telephone and cable	6	9
Utilities	6	9
Autos	6	6
Metals	5	4
Chemicals	5	8
Petroleum	5	6
Retail	4	4
Insurance	4	4
Industrial machinery and equipment	3	6
Investment banks	3	1
Pharmaceuticals	3	5
Natural gas distribution	2	3
Global information technology	2	3
Other industries (1)	19	20
Total	100%	100%

(1)	Includes all other industries, none of which is greater than 2% of the total hedged amount.

EXPOSURE TO COMMERCIAL REAL ESTATE
ICG and the SAP, through their business activities and as capital markets participants, incur exposures that are directly or indirectly tied to the commercial real estate (CRE) market, and LCL and RCB hold loans that are collateralized by CRE. These exposures are represented primarily by the following three categories:
     (1) Assets held at fair value include approximately $5.7 billion, of which approximately $4.5 billion are securities, loans and other items linked to CRE that are carried at fair value as trading account assets, approximately $0.7 billion are securities backed by CRE carried at fair value as available-for-sale (AFS) investments, and approximately $0.5 billion are loans held-for-sale. Changes in fair value for these trading account assets are reported in current earnings, while AFS investments are reported in Accumulated other comprehensive income with credit-related other-than-temporary impairments reported in current earnings.
     The majority of these exposures are classified as Level 3 in the fair value hierarchy. Over the last several years, weakened activity in the trading markets for some of these instruments resulted in reduced liquidity, thereby decreasing the observable inputs for such valuations, and could continue to have an adverse impact on how these instruments are valued in the future. See Note 25 to the Consolidated Financial Statements.
     (2) Assets held at amortized cost include approximately $1.6 billion of securities classified as held-to-maturity (HTM) and approximately $29.3 billion of loans and commitments. HTM securities are accounted for at amortized cost, subject to other-than-temporary impairment. Loans and commitments are recorded at amortized cost, less loan loss reserves. The impact from changes in credit is reflected in the calculation of the allowance for loan losses and in net credit losses.
     (3) Equity and other investments include approximately $3.7 billion of equity and other investments, such as limited partner fund investments, that are accounted for under the equity method, which recognizes gains or losses based on the investor’s share of the net income of the investee.

     The following table provides a summary of Citigroup’s global CRE funded and unfunded exposures at December 31, 2010:

December 31,
In billions of dollars	2010
Institutional Clients Group
CRE exposures carried at fair value (including AFS securities)	$4.4
Loans and unfunded commitments	17.5
HTM securities	1.5
Equity method investments	3.5
Total ICG	$26.9
Special Asset Pool
CRE exposures carried at fair value (including AFS)	$0.8
Loans and unfunded commitments	5.1
HTM securities	0.1
Equity method investments	0.2
Total SAP	$6.2
Regional Consumer Banking
Loans and unfunded commitments	$2.7
Local Consumer Lending
Loans and unfunded commitments	$4.0
Brokerage and Asset Management
CRE exposures carried at fair value	$0.5
Total Citigroup	$40.3

     The above table represents the vast majority of Citi’s direct exposure to CRE. There may be other transactions that have indirect exposures to CRE that are not reflected in this table.

MARKET RISK
Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. For a discussion of funding and liquidity risk, see “Capital Resources and Liquidity—Funding and Liquidity” above.
       Price risk is the earnings risk from changes in interest rates, foreign exchange rates, and equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.
       Market risks are measured in accordance with established standards to ensure consistency across businesses and the ability to aggregate risk. Each business is required to establish, with approval from Citi’s market risk management, a market risk limit framework for identified risk factors that clearly defines approved risk profiles and is within the parameters of Citigroup’s overall risk tolerance. In all cases, the businesses are ultimately responsible for the market risks they take and for remaining within their defined limits.

Non-Trading Portfolios Interest Rate Risk
One of Citigroup’s primary business functions is providing financial products that meet the needs of its customers. Loans and deposits are tailored to the customers’ requirements with regard to tenor, index (if applicable) and rate type. Net interest revenue (NIR) is the difference between the yield earned on the non-trading portfolio assets (including customer loans) and the rate paid on the liabilities (including customer deposits or company borrowings). NIR is affected by changes in the level of interest rates. For example:
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

Interest Rate Risk Governance
The risks in Citigroup’s non-traded portfolios are estimated using a common set of standards that define, measure, limit and report the market risk. Each business is required to establish, with approval from independent market risk management, a market risk limit framework that clearly defines approved risk profiles and is within the parameters of Citigroup’s overall risk appetite. In all cases, the businesses are ultimately responsible for the market risks they take and for remaining within their defined limits. These limits are monitored by independent market risk, country and business Asset and Liability Committees and the Global Finance and Asset and Liability Committee.

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

Mitigation and Hedging of Risk
Financial institutions’ financial performance is subject to some degree of risk due to changes in interest rates. In order to manage these risks effectively, Citigroup may modify pricing on new customer loans and deposits, enter into transactions with other institutions or enter into off-balance-sheet derivative transactions that have the opposite risk exposures. Thus, Citigroup regularly assesses the viability of strategies to reduce unacceptable risks to earnings and implements such strategies when it believes those actions are prudent. As information becomes available, Citigroup formulates strategies aimed at protecting earnings from the potential negative effects of changes in interest rates.
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

	December 31, 2010		December 31, 2009
In millions of dollars	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$(105)	NM	$(859)	NM
Gradual change	25	NM	(460)	NM
Mexican peso
Instantaneous change	$181	$(181)	$50	$(50)
Gradual change	107	(107)	26	(26)
Euro
Instantaneous change	$(10)	$(38)	$85	NM
Gradual change	(8)	8	47	NM
Japanese yen
Instantaneous change	$93	NM	$200	NM
Gradual change	52	NM	116	NM
Pound sterling
Instantaneous change	$33	$(20)	$(11)	NM
Gradual change	21	(21)	(6)	NM

NM	Not meaningful
A 100 bps decrease in interest rates would imply negative rates for the yield curve.

     The changes in the U.S. dollar IRE from the prior year reflect revised modeling of mortgages and deposits based on lower rates, pricing changes due to the CARD Act, asset sales, debt issuance and swapping activities, as well as repositioning of the liquidity portfolio.
     Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the table above. The U.S. dollar IRE associated with these businesses is $(79) million for a 100 basis point instantaneous increase in interest rates.

     The following table shows the risk to NIR from six different changes in the implied-forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	—	100	200	(200)	(100)	—
10-year rate change (bps)	(100)	—	100	(100)	—	100
Impact to net interest revenue (in millions of dollars)	$(135)	$61	$(39)	NM	NM	$(21)

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
       All trading positions are marked to market, with the result reflected in earnings. In 2010, negative trading-related revenue (net losses) was recorded for 55 of 260 trading days. Of the 55 days on which negative revenue (net losses) was recorded, one day was greater than $100 million. The following histogram of total daily revenue or loss captures trading volatility and shows the number of days in which Citigroup’s VaR trading-related revenues fell within particular ranges.

Histogram of VAR Daily-Trading Related Revenue—12 Months Ended December 31, 2010

Trading Revenues Comparable to VAR (in millions of dollars)

Citigroup periodically performs extensive back-testing of many hypothetical test portfolios as one check of the accuracy of its VAR. Back-testing is the process in which the daily VAR of a portfolio is compared to the actual daily change in the market value of its transactions. Back-testing is conducted to confirm that the daily market value losses in excess of a 99% confidence level occur, on average, only 1% of the time. The VAR calculation for the hypothetical test portfolios, with different degrees of risk concentration, meets this statistical criterion.

     The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.
     For Citigroup’s major trading centers, the aggregate pretax VAR in the trading portfolios was $191 million at December 31, 2010 and $205 million at December 31, 2009. Daily exposures averaged $205 million in 2010 and ranged from $145 million to $289 million.
     The following table summarizes VAR of Citigroup in the trading portfolios as of December 31, 2010 and 2009, including the total VAR, the specific risk-only component of VAR, and total—general market factors only, along with the yearly averages:

	Dec. 31,	2010	Dec. 31,	2009
In millions of dollars	2010	Average	2009	Average
Interest rate	$235	$234	$191	$235
Foreign exchange	52	61	45	65
Equity	56	59	69	79
Commodity	19	23	18	34
Covariance adjustment	(171)	(172)	(118)	(147)
Total—all market
risk factors,
including general
and specific risk	$191	$205	$205	$266
Specific risk-only
component	$8	$18	$20	$20
Total—general
market factors only	$183	$187	$185	$246

     The specific risk-only component represents the level of equity and debt issuer-specific risk embedded in VAR.
     The table below provides the range of VAR in each type of trading portfolio that was experienced during 2010 and 2009:

	2010		2009
In millions of dollars	Low	High	Low	High
Interest rate	$171	$315	$185	$320
Foreign exchange	31	98	18	140
Equity	31	111	46	167
Commodity	15	39	12	50

     The following table provides the VAR for Citicorp’s Securities and Banking business (ICG Citicorp VAR, which excludes Consumer) during 2010:

In millions of dollars	Dec. 31, 2010
Total—all market risk
factors, including
general and specific risk	$159
Average—during year	$151
High—during year	235
Low—during year	99

INTEREST REVENUE/EXPENSE AND YIELDS
Average Rates—Interest Revenue, Interest Expense and Net Interest Margin

							Change		Change
In millions of dollars	2010		2009		2008		2010 vs. 2009		2009 vs. 2008
Interest revenue	$80,035		$77,306		$107,130		4%		(28)%
Interest expense	24,864		27,700		52,682		(10)		(47)
Net interest revenue (1)(2)	$55,171		$49,606		$54,448		11%		(9)%
Interest revenue—average rate	4.57%		4.80%		6.17%		(23	) bps	(137	) bps
Interest expense—average rate	1.59		1.92		3.27		(33	) bps	(135	) bps
Net interest margin	3.15		3.08		3.13		7	bps	(5	) bps
Interest-rate benchmarks
Federal Funds rate—end of period	0.00–0.25%		0.00–0.25%		0.00–0.25%		—		—
Federal Funds rate—average rate	0.00–0.25		0.00–0.25		2.08		—		(183+	) bps
Two-year U.S. Treasury note—average rate	0.70%		0.96%		2.01%		(26	) bps	(105	) bps
10-year U.S. Treasury note—average rate	3.21		3.26		3.66		(5	) bps	(40	) bps
10-year vs. two-year spread	251	bps	230	bps	165	bps

(1)	Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $519 million, $692 million, and $699 million for 2010, 2009, and 2008, respectively.
(2)	Excludes expenses associated with hybrid financial instruments and beneficial interest in consolidated VIEs. These obligations are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

     A significant portion of Citi’s business activities are based upon gathering deposits and borrowing money and then lending or investing those funds, or participating in market making activities in tradable securities. The net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.
     During 2010, NIM was positively impacted by the adoption of SFAS 166/167 as well as by the absence of interest on the $20 billion of TARP trust preferred securities repaid at the end of 2009. However, the continued de-risking of loan portfolios and run-off and sales of higher-yielding assets in Citi Holdings, and investing the proceeds in lower-yielding securities with a shorter duration, put pressure on NIM during 2010. See “Risk Factors” above.

AVERAGE BALANCES AND INTEREST RATES—ASSETS (1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars	2010	2009	2008	2010	2009	2008	2010	2009	2008
Assets
Deposits with banks (5)	$166,120	$186,841	$77,200	$1,252	$1,478	$3,074	0.75%	0.79%	3.98%
Federal funds sold and securities borrowed
or purchased under agreements to resell (6)
In U.S. offices	$162,799	$138,579	$164,732	$1,774	$1,975	$5,071	1.09%	1.43%	3.08%
In offices outside the U.S. (5)	86,926	63,909	73,833	1,382	1,109	4,079	1.59	1.74	5.52
Total	$249,725	$202,488	$238,565	$3,156	$3,084	$9,150	1.26%	1.52%	3.84%
Trading account assets (7)(8)
In U.S. offices	$128,443	$140,233	$221,455	$4,352	$6,975	$12,646	3.39%	4.97%	5.71%
In offices outside the U.S. (5)	151,717	126,309	151,071	3,819	3,879	5,115	2.52	3.07	3.39
Total	$280,160	$266,542	$372,526	$8,171	$10,854	$17,761	2.92%	4.07%	4.77%
Investments
In U.S. offices
Taxable	$169,218	$124,404	$112,071	$4,806	$6,208	$4,846	2.84%	4.99%	4.32%
Exempt from U.S. income tax	14,876	16,489	13,584	1,152	1,347	894	7.75	8.17	6.58
In offices outside the U.S. (5)	136,713	118,988	94,725	5,678	6,047	5,259	4.15	5.08	5.55
Total	$320,807	$259,881	$220,380	$11,636	$13,602	$10,999	3.63%	5.23%	4.99%
Loans (net of unearned income) (9)
In U.S. offices	$430,685	$378,937	$416,867	$34,773	$24,748	$30,973	8.07%	6.53%	7.43%
In offices outside the U.S. (5)	254,168	267,683	317,657	20,312	22,766	31,398	7.99	8.50	9.88
Total	$684,853	$646,620	$734,524	$55,085	$47,514	$62,371	8.04%	7.35%	8.49%
Other interest-earning assets	$50,936	$49,707	$94,123	$735	$774	$3,775	1.44%	1.56%	4.01%
Total interest-earning assets	$1,752,601	$1,612,079	$1,737,318	$80,035	$77,306	$107,130	4.57%	4.80%	6.17%
Non-interest-earning assets (7)	$226,271	$264,165	$383,150
Total assets from discontinued operations	18,989	15,137	47,010
Total assets	$1,997,861	$1,891,381	$2,167,478

(1)	Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $519 million, $692 million, and $699 million for 2010, 2009, and 2008, respectively.
(2)	Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.
(3)	Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements.
(5)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(6)	Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to FIN 41 (ASC 210-20-45). However, Interest revenue excludes the impact of FIN 41 (ASC 210-20-45).
(7)	The fair value carrying amounts of derivative contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(8)	Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest Revenue. Interest revenue and interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(9)	Includes cash-basis loans.

Reclassified to conform to the current period’s presentation.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE (1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars	2010	2009	2008	2010	2009	2008	2010	2009	2008
Liabilities
Deposits
In U.S. offices
Savings deposits (5)	$189,311	$174,260	$167,509	$1,872	$2,765	$2,921	0.99%	1.59%	1.74%
Other time deposits	46,238	59,673	58,998	412	1,104	2,604	0.89	1.85	4.41
In offices outside the U.S. (6)	483,796	443,601	473,452	6,087	6,277	14,746	1.26	1.42	3.11
Total	$719,345	$677,534	$699,959	$8,371	$10,146	$20,271	1.16%	1.50%	2.90%
Federal funds purchased and securities loaned or sold
under agreements to repurchase (7)
In U.S. offices	$123,425	$133,375	$185,621	$797	$988	$5,066	0.65%	0.74%	2.73%
In offices outside the U.S. (6)	88,892	72,258	95,857	2,011	2,445	6,199	2.26	3.38	6.47
Total	$212,317	$205,633	$281,478	$2,808	$3,433	$11,265	1.32%	1.67%	4.00%
Trading account liabilities (8)(9)
In U.S. offices	$36,115	$22,854	$31,984	$283	$222	$1,107	0.78%	0.97%	3.46%
In offices outside the U.S. (6)	43,501	37,244	42,941	96	67	150	0.22	0.18	0.35
Total	$79,616	$60,098	$74,925	$379	$289	$1,257	0.48%	0.48%	1.68%
Short-term borrowings
In U.S. offices	$119,262	$123,168	$154,190	$674	$1,050	$3,241	0.57%	0.85%	2.10%
In offices outside the U.S. (6)	35,533	33,379	51,499	243	375	670	0.68	1.12	1.30
Total	$154,795	$156,547	$205,689	$917	$1,425	$3,911	0.59%	0.91%	1.90%
Long-term debt (10)
In U.S. offices	$370,819	$316,223	$311,439	$11,525	$11,326	$14,237	3.11%	3.58%	4.57%
In offices outside the U.S. (6)	22,176	29,132	36,981	864	1,081	1,741	3.90	3.71	4.71
Total	$392,995	$345,355	$348,420	$12,389	$12,407	$15,978	3.15%	3.59%	4.59%
Total interest-bearing liabilities	$1,559,068	$1,445,167	$1,610,471	$24,864	$27,700	$52,682	1.59%	1.92%	3.27%
Demand deposits in U.S. offices	$16,117	$27,032	$8,308
Other non-interest-bearing liabilities (8)	245,481	263,296	381,912
Total liabilities from discontinued operations	18,410	9,502	28,471
Total liabilities	$1,839,076	$1,744,997	$2,029,162
Citigroup equity (11)	$156,478	$144,510	$132,708
Noncontrolling interest	2,307	1,874	5,608
Total stockholders’ equity (11)	$158,785	$146,384	$138,316
Total liabilities and stockholders’ equity	$1,997,861	$1,891,381	$2,167,478
Net interest revenue as a percentage of average
interest-earning assets (12)
In U.S. offices	$1,043,486	$962,084	$1,005,414	$31,394	$24,648	$26,681	3.01%	2.56%	2.65%
In offices outside the U.S. (6)	709,115	649,995	731,903	23,777	24,958	27,767	3.35	3.84	3.79
Total	$1,752,601	$1,612,079	$1,737,317	$55,171	$49,606	$54,448	3.15%	3.08%	3.13%
(1)	Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $519 million, $692 million, and $699 million for 2010, 2009, and 2008, respectively.
(2)	Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.
(3)	Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements.
(5)	Savings deposits consist of Insured Money Market accounts, NOW accounts, and other savings deposits. The interest expense includes FDIC deposit insurance fees and charges.
(6)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(7)	Average volumes of securities loaned or sold under agreements to repurchase are reported net pursuant to FIN 41 (ASC 210-20-45). However, Interest expense excludes the impact of FIN 41 (ASC 210-20-45).
(8)	The fair value carrying amounts of derivative contracts are reported in non-interest-earning assets and other non-interest-bearing liabilities.
(9)	Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest Revenue. Interest revenue and interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(10)	Excludes hybrid financial instruments and beneficial interests in consolidated VIEs that are classified as Long-term debt, as these obligations are accounted for at fair value with changes recorded in Principal transactions.
(11)	Includes stockholders’ equity from discontinued operations.
(12)	Includes allocations for capital and funding costs based on the location of the asset.

Reclassified to conform to the current period’s presentation.

ANALYSIS OF CHANGES IN INTEREST REVENUE (1)(2)(3)

	2010 vs. 2009			2009 vs. 2008
	Increase (decrease)			Increase (decrease)
	due to change in:			due to change in:
	Average	Average	Net	Average	Average	Net
In millions of dollars	volume	rate	change	volume	rate	change
Deposits with banks (4)	$(158)	$(68)	$(226)	$2,129	$(3,725)	$(1,596)
Federal funds sold and securities borrowed or
purchased under agreements to resell
In U.S. offices	$311	$(512)	$(201)	$(706)	$(2,390)	$(3,096)
In offices outside the U.S. (4)	372	(99)	273	(487)	(2,483)	(2,970)
Total	$683	$(611)	$72	$(1,193)	$(4,873)	$(6,066)
Trading account assets (5)
In U.S. offices	$(547)	$(2,076)	$(2,623)	$(4,196)	$(1,475)	$(5,671)
In offices outside the U.S. (4)	706	(766)	(60)	(789)	(447)	(1,236)
Total	$159	$(2,842)	$(2,683)	$(4,985)	$(1,922)	$(6,907)
Investments (1)
In U.S. offices	$1,916	$(3,513)	$(1,597)	$746	$1,069	$1,815
In offices outside the U.S. (4)	827	(1,196)	(369)	1,261	(473)	788
Total	$2,743	$(4,709)	$(1,966)	$2,007	$596	$2,603
Loans (net of unearned income) (6)
In U.S. offices	$3,672	$6,353	$10,025	$(2,672)	$(3,553)	$(6,225)
In offices outside the U.S. (4)	(1,118)	(1,336)	(2,454)	(4,574)	(4,058)	(8,632)
Total	$2,554	$5,017	$7,571	$(7,246)	$(7,611)	$(14,857)
Other interest-earning assets	$19	$(58)	$(39)	$(1,307)	$(1,694)	$(3,001)
Total interest revenue	$6,000	$(3,271)	$2,729	$(10,595)	$(19,229)	$(29,824)

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.
(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements.
(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(5)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue. Interest Revenue and interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(6)	Includes cash-basis loans.

ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE (1)(2)(3)

	2010 vs. 2009			2009 vs. 2008
	Increase (decrease)			Increase (decrease)
	due to change in:			due to change in:
	Average	Average	Net	Average	Average	Net
In millions of dollars	volume	rate	change	volume	rate	change
Deposits
In U.S. offices	$27	$(1,612)	$(1,585)	$176	$(1,832)	$(1,656)
In offices outside the U.S. (4)	540	(730)	(190)	(877)	(7,592)	(8,469)
Total	$567	$(2,342)	$(1,775)	$(701)	$(9,424)	$(10,125)
Federal funds purchased and securities loaned
or sold under agreements to repurchase
In U.S. offices	$(70)	$(121)	$(191)	$(1,136)	$(2,942)	$(4,078)
In offices outside the U.S. (4)	486	(920)	(434)	(1,278)	(2,476)	(3,754)
Total	$416	$(1,041)	$(625)	$(2,414)	$(5,418)	$(7,832)
Trading account liabilities (5)
In U.S. offices	$110	$(49)	$61	$(251)	$(634)	$(885)
In offices outside the U.S. (4)	12	17	29	(18)	(65)	(83)
Total	$122	$(32)	$90	$(269)	$(699)	$(968)
Short-term borrowings
In U.S. offices	$(32)	$(344)	$(376)	$(554)	$(1,637)	$(2,191)
In offices outside the U.S. (4)	23	(155)	(132)	(213)	(82)	(295)
Total	$(9)	$(499)	$(508)	$(767)	$(1,719)	$(2,486)
Long-term debt
In U.S. offices	$1,809	$(1,610)	$199	$216	$(3,127)	$(2,911)
In offices outside the U.S. (4)	(269)	52	(217)	(330)	(330)	(660)
Total	$1,540	$(1,558)	$(18)	$(114)	$(3,457)	$(3,571)
Total interest expense	$2,636	$(5,472)	$(2,836)	$(4,265)	$(20,717)	$(24,982)
Net interest revenue	$3,364	$2,201	$5,565	$(6,330)	$1,488	$(4,842)

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.
(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements.
(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(5)	Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest Revenue. Interest revenue and interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

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
  oversight by Citi’s independent risk management; and
  independent review by Citi’s Audit and Risk Review (ARR).
     The goal is to keep operational risk at appropriate levels relative to the characteristics of Citigroup’s businesses, the markets in which the Company operates its capital and liquidity, and the competitive, economic and regulatory environment. Notwithstanding these controls, Citigroup incurs operational losses.

Framework
To monitor, mitigate and control operational risk, Citigroup maintains a system of comprehensive policies and has established a consistent framework for assessing and communicating operational risk and the overall effectiveness of the internal control environment across Citigroup. An Operational Risk Council provides oversight for operational risk across Citigroup. The Council’s membership includes senior members of the Chief Risk Officer’s organization covering multiple dimensions of risk management, with representatives of the Business and Regional Chief Risk Officers’ organizations and the business management group. The Council’s focus is on identification and mitigation of operational risk and related incidents. The Council works with the business segments and the control functions with the objective of ensuring a transparent, consistent and comprehensive framework for managing operational risk globally.
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

Information Security and Continuity of Business
Information security and the protection of confidential and sensitive customer data are a priority for Citigroup. Citi has implemented an Information Security Program in accordance with the Gramm-Leach-Bliley Act and regulatory guidance. The Information Security Program is reviewed and enhanced periodically to address emerging threats to customers’ information.
     The Corporate Office of Business Continuity, with the support of senior management, continues to coordinate global preparedness and mitigate business continuity risks by reviewing and testing recovery procedures.

[THIS PAGE INTENTIONALLY LEFT BLANK]

COUNTRY AND CROSS-BORDER RISK MANAGEMENT PROCESS; SOVEREIGN EXPOSURE

Country and Cross-Border Risk

Country Risk
Country risk is the risk that an event in a country (precipitated by developments within or external to a country) will impair the value of Citi’s franchise or will adversely affect the ability of obligors within that country to honor their obligations to Citi. Country risk events may include sovereign defaults, banking crises, currency crises, currency convertibility and/or transferability restrictions, or political events.
     The country risk management framework at Citigroup includes a number of tools and management processes designed to facilitate the ongoing analysis of individual countries and their risks. These include country risk rating models, scenario planning and stress testing, internal watch lists, country risk capital limits, and the Country Risk Committee process.
     The Citigroup Country Risk Committee is the senior forum to evaluate Citi’s total business footprint within a specific country franchise with emphasis on responses to current potential country risk events. The Committee is chaired by the Head of Global Country Risk Management and includes as its members senior business and risk managers. The Committee regularly reviews all risk exposures within a country, makes recommendations as to actions, and follows up to ensure appropriate accountability.
Cross-Border Risk
Cross-border risk is the risk that actions taken by a non-U.S. government may prevent the conversion of local currency into non-local currency and/or the transfer of funds outside the country, among other risks, thereby impacting the ability of Citigroup and its customers to transact business across borders. Examples of cross-border risk include actions taken by foreign governments such as exchange controls and restrictions on the remittance of funds. These actions might restrict the transfer of funds or the ability of Citigroup to obtain payment from customers on their contractual obligations.
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

As required by SEC rules, the table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

	December 31, 2010										December 31, 2009
	Cross-Border Claims on Third Parties
					Trading	Investments
					and	in and
					short-	funding of		Total			Total
					term	local		cross-border			cross-border
In billions of U.S. dollars	Banks	Public	Private	Total	claims	franchises	(1)	outstandings	Commitments	(2)	outstandings	Commitments	(2)
France	$11.2	$10.9	$11.2	$33.3	$25.9	$2.0		$35.3	$49.7		$33.0	$61.7
India	2.3	0.6	6.9	9.8	8.2	18.5		28.3	2.6		24.9	2.0
Germany	11.7	9.8	4.2	25.7	20.9	—		25.7	39.8		30.2	48.6
United Kingdom	9.5	1.0	7.4	17.9	15.9	—		17.9	97.1		17.1	130.0
Mexico	1.2	2.2	3.1	6.5	4.1	11.1		17.6	9.5		12.8	9.4
Cayman Islands	0.2	—	17.3	17.5	16.6	—		17.5	3.2		18.0	6.6
Brazil	1.5	0.9	7.1	9.5	7.1	7.4		16.9	17.5		10.3	13.9
South Korea	1.3	1.6	2.5	5.4	5.2	10.4		15.8	17.6		17.4	15.2
Netherlands	4.2	2.5	6.4	13.1	8.2	—		13.1	44.3		20.3	58.6
Italy	1.5	9.5	1.3	12.3	11.2	0.4		12.7	18.4		21.7	18.9

(1)	Included in total cross-border claims on third parties.
(2)	Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC. The FFIEC definition of commitments includes commitments to local residents to be funded with local currency local liabilities.

Sovereign Exposure
Citi’s total sovereign exposure is defined as loans net of hedges, unfunded lending commitments, available for sale securities, trading securities, and securities purchased under agreements to resell, in which the direct obligor is a foreign government. Trading account assets consist of foreign government securities and other mark-to-market gains on derivative and other trading account positions. Foreign office liabilities are not considered in the calculation of sovereign exposure as they are included in cross-border exposure.
  Cross-border exposure nets foreign office liabilities against foreign office claims in the total exposure calculation. Sovereign exposure includes gross exposure, and does not consider foreign office liabilities in the total exposure calculation.
  Unfunded commitments are not considered part of the total outstandings calculation for cross-border risk.
  Sovereign exposure includes the impact of hedges, whereas cross-border risk does not.
At December 31, 2010, Citi’s total sovereign exposure approximated $265 billion and consisted of approximately 94% investment grade countries and approximately 6% non-investment grade countries.

Venezuelan Operations
In 2003, the Venezuelan government enacted currency restrictions that have restricted Citigroup’s ability to obtain U.S. dollars in Venezuela at the official foreign currency rate. In May 2010, the government enacted new laws that have closed the parallel foreign exchange market and established a new foreign exchange market. Citigroup does not have access to U.S. dollars in this new market. Citigroup uses the official rate to re-measure the foreign currency transactions in the financial statements of its Venezuelan operations, which have U.S. dollar functional currencies, into U.S. dollars. At December 31, 2010, Citigroup had net monetary assets in its Venezuelan operations denominated in bolivars of approximately $200 million.

DERIVATIVES

See Note 23 to the Consolidated Financial Statements for a discussion and disclosures related to Citigroup’s derivative activities. The following discussions relate to the Derivative Obligor Information, the Fair Valuation for Derivatives and Credit Derivatives activities.

Fair Valuation Adjustments for Derivatives
The fair value adjustments applied by Citigroup to its derivative carrying values consist of the following items:
  Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy (see Note 25 to the Consolidated Financial Statements for more details) to ensure that the fair value reflects the price at which the entire position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument, adjusted to take into account the size of the position.
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
     Second, market-based views of default probabilities derived from observed credit spreads in the credit default swap market are applied to the expected future cash flows determined in step one. Own-credit CVA is determined using Citi-specific credit default swap (CDS) spreads for the relevant tenor. Generally, counterparty CVA is determined using CDS spread indices for each credit rating and tenor. For certain identified facilities where individual analysis is practicable (for example, exposures to monoline counterparties) counterparty-specific CDS spreads are used.

     The CVA adjustment is designed to incorporate a market view of the credit risk inherent in the derivative portfolio. However, most derivative instruments are negotiated bilateral contracts and are not commonly transferred to third parties. Derivative instruments are normally settled contractually or, if terminated early, are terminated at a value negotiated bilaterally between the counterparties. Therefore, the CVA (both counterparty and own-credit) may not be realized upon a settlement or termination in the normal course of business. In addition, all or a portion of the credit valuation adjustments may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of Citi or its counterparties, or changes in the credit mitigants (collateral and netting agreements) associated with the derivative instruments.
     The table below summarizes the CVA applied to the fair value of derivative instruments as of December 31, 2010 and 2009.

	Credit valuation adjustment
	contra-liability (contra-asset)
	December 31,	December 31,
In millions of dollars	2010	2009
Non-monoline counterparties	$(3,015)	$(3,010)
Citigroup (own)	1,285	1,401
Net non-monoline CVA	$(1,730)	$(1,609)
Monoline counterparties (1)	(1,548)	(5,580)
Total CVA—derivative instruments	$(3,278)	$(7,189)

(1)	The reduction in CVA on derivative instruments with monoline counterparties includes $3.5 billion of utilizations/releases in 2010.

     The table below summarizes pretax gains (losses) related to changes in credit valuation adjustments on derivative instruments, net of hedges:

	Credit valuation
	adjustment gain
	(loss)
In millions of dollars	2010	2009	(1)
CVA on derivatives, excluding monolines	$119	$2,189
CVA related to monoline counterparties	522	(1,301)
Total CVA—derivative instruments	$641	$888

(1)	Reclassified to conform to the current year’s presentation.

     The credit valuation adjustment amounts shown above relate solely to the derivative portfolio, and do not include:
  Own-credit adjustments for non-derivative liabilities measured at fair value under the fair value option. See Note 25 to the Consolidated Financial Statements for further information.
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
     Credit derivatives generally require that the seller of credit protection make payments to the buyer upon the occurrence of predefined events (settlement triggers). These settlement triggers, which are defined by the form of the derivative and the referenced credit, are generally limited to the market standard of failure to pay indebtedness and bankruptcy (or comparable events) of the reference credit and, in a more limited range of transactions, debt restructuring.
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

     The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form as of December 31, 2010 and December 31, 2009:

December 31, 2010	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$37,586	$35,727	$820,211	$784,080
Broker-dealer	15,428	16,239	319,625	312,131
Monoline	1,914	2	4,409	—
Non-financial	93	70	1,277	1,463
Insurance and other financial institutions	10,108	7,760	177,171	125,442
Total by industry/counterparty	$65,129	$59,798	$1,322,693	$1,223,116
By instrument
Credit default swaps and options	$64,840	$58,225	$1,301,514	$1,221,211
Total return swaps and other	289	1,573	21,179	1,905
Total by instrument	$65,129	$59,798	$1,322,693	$1,223,116
By rating
Investment grade	$20,480	$17,281	$598,179	$532,283
Non-investment grade (1)	44,649	42,517	724,514	690,833
Total by rating	$65,129	$59,798	$1,322,693	$1,223,116
By maturity
Within 1 year	$1,716	$1,817	$164,735	$162,075
From 1 to 5 years	33,853	34,298	935,632	853,808
After 5 years	29,560	23,683	222,326	207,233
Total by maturity	$65,129	$59,798	$1,322,693	$1,223,116

December 31, 2009	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$52,383	$50,778	$872,523	$807,484
Broker-dealer	23,241	22,932	338,829	340,949
Monoline	5,860	—	10,018	33
Non-financial	339	371	1,781	623
Insurance and other financial institutions	10,969	8,343	109,811	64,964
Total by industry/counterparty	$92,792	$82,424	$1,332,962	$1,214,053
By instrument
Credit default swaps and options	$91,625	$81,174	$1,305,724	$1,213,208
Total return swaps and other	1,167	1,250	27,238	845
Total by instrument	$92,792	$82,424	$1,332,962	$1,214,053
By rating
Investment grade	$26,666	$22,469	$656,876	$576,930
Non-investment grade (1)	66,126	59,955	676,086	637,123
Total by rating	$92,792	$82,424	$1,332,962	$1,214,053
By maturity
Within 1 year	$2,167	$2,067	$173,880	$165,056
From 1 to 5 years	54,079	47,350	877,573	806,143
After 5 years	36,546	33,007	281,509	242,854
Total by maturity	$92,792	$82,424	$1,332,962	$1,214,053

(1)	Also includes not rated credit derivative instruments.

     The fair values shown are prior to the application of any netting agreements, cash collateral, and market or credit valuation adjustments.
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
     Citi actively monitors its counterparty credit risk in credit derivative contracts. Approximately 89% and 85% of the gross receivables are from counterparties with which Citi maintains collateral agreements as of December 31, 2010 and 2009, respectively. A majority of Citi’s top 15 counterparties (by receivable balance owed to the company) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citigroup may call for additional collateral. A number of the remaining significant counterparties are monolines (which have CVA as shown above).

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Note 1 to the Consolidated Financial Statements contains a summary of Citigroup’s significant accounting policies, including a discussion of recently issued accounting pronouncements. These policies, as well as estimates made by management, are integral to the presentation of Citi’s operations and financial condition. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the significant accounting policies that require management to make highly difficult, complex or subjective judgments and estimates at times regarding matters that are inherently uncertain and susceptible to change. Management has discussed each of these significant accounting policies, the related estimates, and its judgments with the Audit Committee of the Board of Directors. Additional information about these policies can be found in Note 1 to the Consolidated Financial Statements.

VALUATIONS OF FINANCIAL INSTRUMENTS
Citigroup holds fixed income and equity securities, derivatives, retained interests in securitizations, investments in private equity, and other financial instruments. In addition, Citigroup purchases securities under agreements to resell and sells securities under agreements to repurchase. Citigroup holds its investments, trading assets and liabilities, and resale and repurchase agreements on the Consolidated Balance Sheet to meet customer needs, to manage liquidity needs and interest rate risks, and for proprietary trading and private equity investing.
     Substantially all of the assets and liabilities described in the preceding paragraph are reflected at fair value on Citigroup’s Consolidated Balance Sheet. In addition, certain loans, short-term borrowings, long-term debt and deposits as well as certain securities borrowed and loaned positions that are collateralized with cash are carried at fair value. Approximately 37.3% and 37.6% of total assets, and 16.6% and 16.5% of total liabilities are accounted for at fair value as of December 31, 2010 and 2009, respectively.
     When available, Citi generally uses quoted market prices to determine fair value and classifies such items within Level 1 of the fair value hierarchy established under ASC 820-10, Fair Value Measurements and Disclosures (see Note 25 to the Consolidated Financial Statements). If quoted market prices are not available, fair value is based upon internally developed valuation models that use, where possible, current market-based or independently sourced market parameters, such as interest rates, currency rates, option volatilities, etc. Where a model is internally developed and used to price a significant product, it is subject to validation and testing by independent personnel. Such models are often based on a discounted cash flow analysis. In addition, items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

     The credit crisis caused some markets to become illiquid, thus reducing the availability of certain observable data used by Citigroup’s valuation techniques. This illiquidity, in at least certain markets, continued through 2010. When or if liquidity returns to these markets, the valuations will revert to using the related observable inputs in verifying internally calculated values. For additional information on Citigroup’s fair value analysis, see “Managing Global Risk” and “Balance Sheet Review.”

Recognition of Changes in Fair Value
Changes in the valuation of the trading assets and liabilities, as well as all other assets (excluding available-for-sale securities and derivatives in qualifying cash flow hedging relationships) and liabilities carried at fair value are recorded in the Consolidated Statement of Income. Changes in the valuation of available-for-sale securities, other than write-offs and credit impairments, and the effective portion of changes in the valuation of derivatives in qualifying cash flow hedging relationships, generally are recorded in Accumulated other comprehensive income (loss) (AOCI), which is a component of Stockholders’ equity on the Consolidated Balance Sheet. A full description of Citi’s related policies and procedures can be found in Notes 1, 25, 26 and 27 to the Consolidated Financial Statements.

Evaluation of Other-than-Temporary Impairment
Citigroup conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. Prior to January 1, 2009, these reviews were conducted pursuant to FSP FAS 115-2 and FAS 124-2 (now ASC 320-10-35, Investments—Debt and Equity Securities: Subsequent Measurement). Any unrealized loss identified as other than temporary was recorded directly in the Consolidated Statement of Income. As of January 1, 2009, Citigroup adopted ASC 320-10. Accordingly, any credit-related impairment related to debt securities that Citi does not plan to sell and is not likely to be required to sell is recognized in the Consolidated Statement of Income, with the non-credit-related impairment recognized in AOCI. For other impaired debt securities, the entire impairment is recognized in the Consolidated Statement of Income. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for available-for-sale securities, while such losses related to held-to-maturity securities are not recorded, as these investments are carried at their amortized cost (less any other-than-temporary impairment). For securities transferred to held-to-maturity from Trading account assets, amortized cost is defined as the fair value amount of the securities at the date of transfer. For securities transferred to held-to-maturity from available-for-sale, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of interest, less any impairment recognized in earnings.
     Regardless of the classification of the securities as available-for-sale or held-to-maturity, Citi has assessed each position for credit impairment.
     For a further discussion, see Note 15 to the Consolidated Financial Statements.

Key Controls over Fair Value Measurement
Citi’s processes include a number of key controls that are designed to ensure that fair value is measured appropriately, particularly where a fair value model is internally developed and used to price a significant product. Such controls include a model validation policy requiring that valuation models be validated by qualified personnel, independent from those who created the models and escalation procedures, to ensure that valuations using unverifiable inputs are identified and monitored on a regular basis by senior management.

CVA Methodology
ASC 820-10 requires that Citi’s own credit risk be considered in determining the market value of any Citi liability carried at fair value. These liabilities include derivative instruments as well as debt and other liabilities for which the fair value option was elected. The credit valuation adjustment (CVA) is recognized on the balance sheet as a reduction or increase in the associated liability to arrive at the fair value (carrying value) of the liability.

ALLOWANCE FOR CREDIT LOSSES
Management provides reserves for an estimate of probable losses inherent in the funded loan portfolio on the Consolidated Balance Sheet in the form of an allowance for loan losses. These reserves are established in accordance with Citigroup’s credit reserve policies, as approved by the Audit Committee of the Board of Directors. Citi’s Chief Risk Officer and Chief Financial Officer review the adequacy of the credit loss reserves each quarter with representatives from the Risk Management and Finance staffs for each applicable business area.
     The above-mentioned representatives covering the business areas having classifiably managed portfolios, where internal credit-risk ratings are assigned (primarily ICG, Regional Consumer Banking and Local Consumer Lending), or modified Consumer loans, where concessions were granted due to the borrowers’ financial difficulties, present recommended reserve balances for their funded and unfunded lending portfolios along with supporting quantitative and qualitative data. The quantitative data include:
  Estimated probable losses for non-performing, non-homogeneous exposures within a business line’s classifiably managed portfolio and impaired smaller-balance homogeneous loans whose terms have been modified due to the borrowers’ financial difficulties, where it was determined that a concession was granted to the borrower. Consideration may be given to the following, as appropriate, when determining this estimate: (i) the present value of expected future cash flows discounted at the loan’s original effective rate; (ii) the borrower’s overall financial condition, resources and payment record; and (iii) the prospects for support from financially responsible guarantors or the realizable value of any collateral. When impairment is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the Provision for loan losses.
  Statistically calculated losses inherent in the classifiably managed portfolio for performing and de minimis non-performing exposures. The calculation is based upon: (i) Citigroup’s internal system of credit- risk ratings, which are analogous to the risk ratings of the major rating agencies; and (ii) historical default and loss data, including rating- agency information regarding default rates from 1983 to 2010, and internal data dating to the early 1970s on severity of losses in the event of default.
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

Allowance for Unfunded Lending Commitments
A similar approach to the allowance for loan losses is used for calculating a reserve for the expected losses related to unfunded loan commitments and standby letters of credit. This reserve is classified on the Consolidated Balance Sheet in Other liabilities. Changes to the allowance for unfunded lending commitments flow through the Consolidated Statement of Income on the line Provision for unfunded lending commitments.
     For a further description of the loan loss reserve and related accounts, see “Managing Global Risk—Credit Risk” and Notes 1 and 17 to the Consolidated Financial Statements.

SECURITIZATIONS
Citigroup securitizes a number of different asset classes as a means of strengthening its balance sheet and accessing competitive financing rates in the market. Under these securitization programs, assets are transferred into a trust and used as collateral by the trust to obtain financing. The cash flows from assets in the trust service the corresponding trust securities. If the structure of the trust meets certain accounting guidelines, trust assets are treated as sold and are no longer reflected as assets of Citi. If these guidelines are not met, the assets continue to be recorded as Citi’s assets, with the financing activity recorded as liabilities on Citigroup’s Consolidated Balance Sheet.
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
     SFAS 166 eliminates the concept of QSPEs from U.S. GAAP and amends the guidance on accounting for tranfers of financial assets. SFAS 167 details three key changes to the consolidation model. First, former QSPEs are now included in the scope of SFAS 167. Second, the FASB has changed the method of analyzing which party to a VIE should consolidate the VIE (known as the primary beneficiary) to a qualitative determination of which party to the VIE has “power,” combined with potentially significant benefits or losses, instead of the previous quantitative risks and rewards model. The party that has “power” has the ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Third, the new standard requires that the primary beneficiary analysis be re-evaluated whenever circumstances change. The previous rules required reconsideration of the primary beneficiary only when specified reconsideration events occurred.
     As a result of implementing these new accounting standards, Citigroup consolidated certain of the VIEs and former QSPEs with which it currently has involvement. Further, certain asset transfers, including transfers of portions of assets, that would have been considered sales under SFAS 140, are considered secured borrowings under the new standards.
     In accordance with SFAS 167, Citigroup employed three approaches for newly consolidating certain VIEs and former QSPEs as of January 1, 2010. The first approach required initially measuring the assets, liabilities, and noncontrolling interests of the VIEs and former QSPEs at their carrying values (the amounts at which the assets, liabilities, and noncontrolling interests would have been carried in the Consolidated Financial Statements, if Citigroup had always consolidated these VIEs and former QSPEs). The second approach measures assets at their unpaid principal amount, and was applied where using carrying values was not practicable. The third approach was to elect the fair value option, in which all of the financial assets and liabilities of certain designated VIEs and former QSPEs were recorded at fair value upon adoption of SFAS 167 and continue to be marked to market thereafter, with changes in fair value reported in earnings.
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
     The incremental impact of these changes on GAAP assets and resulting risk-weighted assets for those VIEs and former QSPEs that were consolidated or deconsolidated for accounting purposes as of January 1, 2010 was as follows:

	Incremental
		Risk-
	GAAP	weighted
In billions of dollars	assets	assets	(1)
Impact of consolidation
Credit cards	$86.3	$0.8
Commercial paper conduits	28.3	13.0
Student loans	13.6	3.7
Private label consumer mortgages	4.4	1.3
Municipal tender option bonds	0.6	0.1
Collateralized loan obligations	0.5	0.5
Mutual fund deferred sales commissions	0.5	0.5
Subtotal	$134.2	$19.9
Impact of deconsolidation
Collateralized debt obligations (2)	$1.9	$3.6
Equity-linked notes (3)	1.2	0.5
Total	$137.3	$24.0

(1)	The net increase in risk-weighted assets (RWA) was $10 billion, principally reflecting the deduction from gross RWA of $13 billion of loan loss reserves (LLR) recognized from the adoption of SFAS 166/167, which exceeded the 1.25% limitation on LLRs includable in Tier 2 Capital.
(2)	The implementation of SFAS 167 resulted in the deconsolidation of certain synthetic and cash collateralized debt obligation (CDO) VIEs that were previously consolidated under the requirements of ASC 810 (FIN 46(R)). Due to the deconsolidation of these synthetic CDOs, Citigroup’s Consolidated Balance Sheet now reflects the recognition of current receivables and payables related to purchased and written credit default swaps entered into with these VIEs, which had previously been eliminated in consolidation. The deconsolidation of certain cash CDOs has a minimal impact on GAAP assets, but causes a sizable increase in risk-weighted assets. The impact on risk-weighted assets results from replacing, in Citigroup’s trading account, largely investment grade securities owned by these VIEs when consolidated, with Citigroup’s holdings of non-investment grade or unrated securities issued by these VIEs when deconsolidated.
(3)	Certain equity-linked note client intermediation transactions that had previously been consolidated under the requirements of ASC 810 (FIN 46 (R)) because Citigroup had repurchased and held a majority of the notes issued by the VIE were deconsolidated with the implementation of SFAS 167, because Citigroup does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Upon deconsolidation, Citigroup’s Consolidated Balance Sheet reflects both the equity-linked notes issued by the VIEs and held by Citigroup as trading assets, as well as related trading liabilities in the form of prepaid equity derivatives. These trading assets and trading liabilities were formerly eliminated in consolidation.

     The following table reflects the incremental impact of adopting SFAS 166/167 on Citigroup’s GAAP assets, liabilities, and stockholders’ equity.

In billions of dollars	January 1, 2010
Assets
Trading account assets	$(9.9)
Investments	(0.6)
Loans	159.4
Allowance for loan losses	(13.4)
Other assets	1.8
Total assets	$137.3
Liabilities
Short-term borrowings	$58.3
Long-term debt	86.1
Other liabilities	1.3
Total liabilities	$145.7
Stockholders’ equity
Retained earnings	$(8.4)
Total stockholders’ equity	(8.4)
Total liabilities and stockholders’ equity	$137.3

     The preceding tables reflect: (i) the portion of the assets of former QSPEs to which Citigroup, acting as principal, had transferred assets and received sales treatment prior to January 1, 2010 (totaling approximately $712.0 billion), and (ii) the assets of significant VIEs as of January 1, 2010 with which Citigroup is involved (totaling approximately $219.2 billion) that were previously unconsolidated and are required to be consolidated under the new accounting standards. Due to the variety of transaction structures and the level of Citigroup involvement in individual former QSPEs and VIEs, only a portion of the former QSPEs and VIEs with which Citi is involved were required to be consolidated.
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
     The impact on certain of Citigroup’s regulatory capital ratios of adopting these new accounting standards, reflecting immediate implementation of the recently issued final risk-based capital rules regarding SFAS 166/167, was as follows:

	As of January 1, 2010
	Impact
Tier 1 Capital	(141	) bps
Total Capital	(142	) bps
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
  the entity being evaluated for consolidation is not:
–	a securitization entity;
–	an asset-backed financing entity; or
–	an entity that was formerly considered a qualifying special-purpose entity.

Citigroup has determined that a majority of the investment vehicles managed by it are provided a deferral from the requirements of SFAS 167 as they meet these criteria. These vehicles continue to be evaluated under the requirements of FIN 46(R) (ASC 810-10), prior to the implementation of SFAS 167.
     Where Citi has determined that certain investment vehicles are subject to the consolidation requirements of SFAS 167, the consolidation conclusions reached upon initial application of SFAS 167 are consistent with the consolidation conclusions reached under the requirements of ASC 810-10, prior to the implementation of SFAS 167.

GOODWILL
Citigroup has recorded on its Consolidated Balance Sheet Goodwill of $26.2 billion (1.4% of assets) and $25.4 billion (1.4% of assets) at December 31, 2010 and December 31, 2009, respectively. No goodwill impairment was recorded during 2009 and 2010. A $9.6 billion goodwill impairment charge was recorded in 2008 as a result of testing performed as of December 31, 2008. The impairment was composed of a $2.3 billion pretax charge ($2.0 billion after tax) related to North America Regional Consumer Bank, a $4.3 billion pretax charge ($4.1 billion after tax) related to Latin America Regional Consumer Bank and a $3.0 billion pretax charge ($2.6 billion after tax) related to Local Consumer Lending—Other.
     Goodwill is allocated to Citi’s reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with the reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the value of goodwill allocated to the unit. As of December 31, 2010, Citigroup operated in three core business segments, as discussed. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.
     The reporting unit structure in 2010 was consistent with the reporting units identified in the second quarter of 2009 as a result of the change in Citi’s organizational structure. During 2010, goodwill was allocated to disposals and tested for impairment under these reporting units. The nine reporting units were North America Regional Consumer Banking, EMEA Regional Consumer Banking, Asia Regional Consumer Banking, LATAM Regional Consumer Banking, Securities and Banking, Transaction Services, Brokerage and Asset Management, Local Consumer Lending—Cards and Local Consumer Lending—Other.
     Under ASC 350, Intangibles—Goodwill and Other, the goodwill impairment analysis is done in two steps. The first step requires a comparison of the fair value of the individual reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If the carrying value of the reporting unit exceeds the fair value, there is an indication of potential impairment and a second step of testing is performed to measure the amount of impairment, if any, for that reporting unit.
     When required, the second step of testing involves calculating the implied fair value of goodwill for each of the affected reporting units. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of the net assets and identifiable intangibles as if the reporting unit were being acquired. If the amount of the goodwill allocated to the reporting unit exceeds the implied fair value of the goodwill in the pro forma purchase price allocation, an impairment charge is recorded for the excess. A recognized impairment charge subsequently cannot exceed the amount of goodwill allocated to a reporting unit and cannot be reversed even if the fair value of the reporting unit recovers.
     Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit using widely accepted valuation techniques, such as the market approach (earnings multiples and/or transaction multiples) and/or the income approach (discounted cash flow (DCF) method). In applying these methodologies, Citi utilizes a number of factors, including actual operating results, future business plans, economic projections, and market data. Management may engage an independent valuation specialist to assist in Citi’s valuation process.
     As a result of significant adverse changes during 2008 in certain Citigroup reporting units, and the increase in financial sector volatility primarily in the U.S., Citigroup engaged the services of an independent valuation specialist to assist in Citi’s valuation of all or a portion of the following reporting units during 2009—North America Regional Consumer Banking, Latin America Regional Consumer Banking, Securities and Banking, Local Consumer Lending—Cards and Local Consumer Lending—Other. In addition to employing the market approach for estimating the fair value for the selected reporting units in 2009, the DCF method was incorporated to ensure reliability of results. Consistent with 2009, Citigroup engaged the services of an independent valuation specialist in 2010 to assist in Citi’s valuation of the same reporting units employing both the market approach and DCF method. Citi believes that the DCF method, using management projections for the selected reporting units and an appropriate risk-adjusted discount rate, is most reflective of a market participant’s view of fair values given current market conditions. For the reporting units where both methods were utilized in 2010, the resulting fair values were relatively consistent and appropriate weighting was given to outputs from both methods.
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
     Citi prepares a formal three-year strategic plan for its businesses on an annual basis. These projections incorporate certain external economic projections developed at the point in time the strategic plan is developed. For the purpose of performing any impairment test, the three-year forecast is updated by Citi to reflect current economic conditions as of the testing date. Citi used updated long-range financial forecasts as a basis for its annual goodwill impairment test performed as of July 1, 2010.

     The results of the July 1, 2010 test validated that the fair values exceeded the carrying values for all reporting units. Citi is also required to test goodwill for impairment whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate, a decision to sell or dispose of all or a significant portion of a reporting unit, or a significant decline in Citi’s stock price. An interim goodwill impairment test was performed for the Brokerage and Asset Management reporting unit as of May 1, 2010 in light of significant sales transactions impacting the size of the reporting unit. Results of the test indicated no goodwill impairment. Based on negative regulatory changes during 2010, including the penalty fee provision associated with the Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act), Citigroup performed an interim impairment test for its Local Consumer Lending—Cards reporting unit as of May 31, 2010. The test validated that the fair value of the reporting unit was in excess of the associated carrying value and, therefore, that there was no indication of goodwill impairment.
     Since none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to Citigroup’s stock price. The sum of the fair values of the reporting units at July 1, 2010 significantly exceeded the overall market capitalization of Citi as of July 1, 2010. However, Citi believes that it was not meaningful to reconcile the sum of the fair values of the Company’s reporting units to its market capitalization during the 2010 annual impairment test performed on July 1, 2010 due to several factors. These factors, which do not directly impact the individual reporting unit fair values as of July 1, 2010, included the continued economic stake and influence held by the U.S. government in Citi at the time the annual test was performed. In addition, the market capitalization of Citigroup reflects the execution risk in a transaction involving Citigroup due to its size. However, the individual reporting units’ fair values are not subject to the same level of execution risk or a business model that is perceived to be complex.
     While no impairment was noted in step one of Citigroup’s Local Consumer Lending—Cards reporting unit impairment test at July 1, 2010, goodwill present in the reporting unit may be sensitive to further deterioration as the valuation of the reporting unit is particularly dependent upon economic conditions that affect consumer credit risk and behavior. Citigroup engaged the services of an independent valuation specialist to assist in the valuation of the reporting unit at July 1, 2010, using a combination of the market approach and income approach consistent with the valuation model used in past practice, which considered the impact of the penalty fee provisions associated with the CARD Act that were implemented during 2010.
     Under the market approach for valuing this reporting unit, the key assumption is the selected price multiple. The selection of the multiple considers the operating performance and financial condition of the Local Consumer Lending—Cards operations as compared with those of a group of selected publicly traded guideline companies and a group of selected acquired companies. Among other factors, the level and expected growth in return on tangible equity relative to those of the guideline companies and guideline transactions is considered. Since the guideline company prices used are on a minority interest basis, the selection of the multiple considers the guideline acquisition prices which reflect control rights and privileges in arriving at a multiple that reflects an appropriate control premium.
     For the Local Consumer Lending—Cards valuation under the income approach, the assumptions used as the basis for the model include cash flows for the forecasted period, the assumptions embedded in arriving at an estimation of the terminal value and the discount rate. The cash flows for the forecasted period are estimated based on management’s most recent projections available as of the testing date, giving consideration to targeted equity capital requirements based on selected public guideline companies for the reporting unit. In arriving at the terminal value for Local Consumer Lending—Cards, using 2013 as the terminal year, the assumptions used included a long-term growth rate and a price-to-tangible book multiple based on selected public guideline companies for the reporting unit. The discount rate is based on the reporting unit’s estimated cost of equity capital computed under the capital asset pricing model.
     Embedded in the key assumptions underlying the valuation model, described above, is the inherent uncertainty regarding the possibility that economic conditions may deteriorate or other events will occur that will impact the business model for Local Consumer Lending—Cards. While there is inherent uncertainty embedded in the assumptions used in developing management’s forecasts, the Company utilized a discount rate at July 1, 2010 that it believes reflects the risk characteristics and uncertainty specific to management’s forecasts and assumptions for the Local Consumer Lending—Cards reporting unit.
     Two primary categories of events exist—economic conditions in the U.S. and regulatory actions—which, if they were to turn out worse than management has projected, could negatively affect key assumptions used in the valuation of Local Consumer Lending—Cards. Small deterioration in the assumptions used in the valuations, in particular the discount-rate and growth-rate assumptions used in the net income projections, could significantly affect Citigroup’s impairment evaluation and, hence, results. If the future were to differ adversely from management’s best estimate of key economic assumptions, and associated cash flows were to decrease by a small margin, Citi could potentially experience future material impairment charges with respect to the goodwill remaining in its Local Consumer Lending—Cards reporting unit. Any such charges, by themselves, would not negatively affect Citi’s Tier 1 Capital, Tier 1 Common or Total Capital regulatory ratios, or Tier 1 Common ratio, its Tangible Common Equity or Citi’s liquidity position.

INCOME TAXES
Citigroup is subject to the income tax laws of the U.S., its states and local municipalities and the foreign jurisdictions in which Citi operates. These tax laws are complex and are subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, Citi must make judgments and interpretations about the application of these inherently complex tax laws. Citi must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.
     Disputes over interpretations of the tax laws may be subject to review and adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon audit. Deferred taxes are recorded for the future consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets (DTAs) are recognized subject to management’s judgment that realization is more likely than not.
     At December 31, 2010, Citigroup had recorded net DTAs of approximately $52.1 billion, an increase of $6.0 billion from $46.1 billion at December 31, 2009. Excluding the impact of the adoption of SFAS 166/167, the DTAs increased $1.0 billion during 2010. The adoption of SFAS 166/167 on January 1, 2010 resulted in an increase to the DTAs of approximately $5.0 billion related to the loan losses recorded upon consolidation of Citi’s credit card trusts.
     Although realization is not assured, Citigroup believes that the realization of the recognized net DTAs of $52.1 billion at December 31, 2010 is more likely than not based upon expectations as to future taxable income in the jurisdictions in which the DTAs arise, and based on available tax planning strategies, as defined in ASC 740, Income Taxes, that would be implemented, if necessary, to prevent a carryforward from expiring.

     The following table summarizes Citi’s net DTAs balance at December 31, 2010 and 2009:

Jurisdiction/Component

	DTAs balance	DTAs balance
In billions of dollars	December 31, 2010	December 31, 2009
U.S. federal
Net operating loss (NOL)	$3.9	$5.1
Foreign tax credit (FTC)	13.9	12.0
General business credit (GBC)	1.7	1.2
Future tax deductions and credits	21.8	17.5
Other	0.3	0.5
Total U.S. federal	$41.6	$36.3
State and local
New York NOLs	$1.1	$0.9
Other state NOLs	0.6	0.4
Future tax deductions	2.9	3.0
Total state and local	$4.6	$4.3
Foreign
APB 23 subsidiary NOLs	$0.5	$0.7
Non-APB 23 subsidiary NOLs	1.5	0.4
Future tax deductions	3.9	4.4
Total foreign	$5.9	$5.5
Total	$52.1	$46.1

     Included in the net U.S. federal DTAs of $41.6 billion are deferred tax liabilities of $4 billion that will reverse in the relevant carryforward period and may be used to support the DTAs, and $0.3 billion in compensation deductions that reduced additional paid-in capital in January 2011 and for which no adjustment to such DTAs is permitted at December 31, 2010, because the related stock compensation was not yet deductible to Citi. In general, Citi would need to generate approximately $105 billion of taxable income during the respective carryforward periods to fully realize its U.S. federal, state and local DTAs.

      As a result of the losses incurred in 2008 and 2009, Citi is in a three-year cumulative pretax loss position at December 31, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a DTA. Citi has concluded that there is sufficient positive evidence to overcome this negative evidence. The positive evidence includes two means by which Citi is able to fully realize its DTAs. First, Citi forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies, even under stressed scenarios. Second, Citi has sufficient tax planning strategies, including potential sales of businesses and assets, in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of the DTAs considered realizable, however, is necessarily subject to Citi’s estimates of future taxable income in the jurisdictions in which it operates during the respective carryforward periods, which is in turn subject to overall market and global economic conditions.
      Based upon the foregoing discussion, as well as tax planning opportunities and other factors discussed below, Citi believes that the U.S. federal and New York state and city net operating loss carryforward period of 20 years provides enough time to utilize the DTAs pertaining to the existing net operating loss carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return. The U.S. federal NOL carryforward component of the DTAs of $3.9 billion at December 31, 2010 is expected to be utilized in 2011 based upon Citi’s current expectations of future taxable income.
      The U.S. foreign tax credit carryforward period is 10 years. In addition, utilization of foreign tax credits in any year is restricted to 35% of foreign source taxable income in that year. Further, overall domestic losses that Citi has incurred of approximately $47 billion are allowed to be reclassified as foreign source income to the extent of 50% of domestic source income produced in subsequent years and such resulting foreign source income would in fact be sufficient to cover the foreign tax credits being carried forward. As such, the foreign source taxable income limitation will not be an impediment to the foreign tax credit carryforward usage as long as Citi can generate sufficient domestic taxable income within the 10-year carryforward period. Under U.S. tax law, NOL carry-forwards must generally be used against taxable income before foreign tax credits (FTCs) or general business credits (GBCs) can be utilized.
      Regarding the estimate of future taxable income, Citi has projected its pretax earnings, predominantly based upon the “core” businesses in Citicorp that Citi intends to conduct going forward. These “core” businesses have produced steady and strong earnings in the past. Citi has already taken steps to reduce its cost structure. In 2010, operating trends were positive and credit costs improved. Taking these items into account, Citi is projecting that it will generate sufficient pretax earnings within the 10-year carryforward period referenced above to be able to fully utilize the foreign tax credit carryforward, in addition to any foreign tax credits produced in such period. Until the U.S. federal NOL carryforward is fully utilized, the FTCs and GBCs will likely continue to increase. Citi’s net DTAs will decline as additional domestic GAAP taxable income is generated.
      Citi has also examined tax planning strategies available to it in accordance with ASC 740 that would be employed, if necessary, to prevent a carryforward from expiring. These strategies include repatriating low-taxed foreign source earnings for which an assertion that the earnings have been indefinitely reinvested has not been made, accelerating U.S. taxable income into or deferring U.S. tax deductions out of the latter years of the carryforward period (e.g., selling appreciated intangible assets and electing straight-line depreciation), accelerating deductible temporary differences outside the U.S., holding onto available-for-sale debt securities with losses until they mature and selling certain assets that produce tax-exempt income, while purchasing assets that produce fully taxable income. In addition, the sale or restructuring of certain businesses can produce significant U.S. taxable income within the relevant carryforward periods.
      Citi’s ability to utilize its DTAs to offset future taxable income may be significantly limited if Citi experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). See “Risk Factors” and Note 10 to the Consolidated Financial Statements for a further description of Citi’s tax provision and related income tax assets and liabilities.
      Approximately $13 billion of the net DTA is included in Tier 1 Common and Tier 1 Capital.

LEGAL RESERVES
See the discussion in Note 29 to the Consolidated Financial Statements for information regarding Citi’s policies on establishing reserves for legal and regulatory claims.

ACCOUNTING CHANGES AND FUTURE APPLICATION OF ACCOUNTING STANDARDS
See Note 1 to the Consolidated Financial Statements for a discussion of “Accounting Changes” and the “Future Application of Accounting Standards.”

DISCLOSURE CONTROLS AND PROCEDURES

Citigroup’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation that information required to be disclosed by Citi in its SEC filings, is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow for timely decisions regarding required disclosure.
     Citi’s Disclosure Committee assists the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of Citi’s disclosure controls and procedures. The Disclosure Committee is responsible for, among other things, the oversight, maintenance and implementation of the disclosure controls and procedures, subject to the supervision and oversight of the CEO and CFO.
     Citigroup’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Citigroup is responsible for establishing and maintaining adequate internal control over financial reporting. Citi’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Citi’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transaction and dispositions of Citi’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Citi’s receipts and expenditures are being made only in accordance with authorizations of Citi’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Citi’s assets that could have a material effect on its financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Citigroup management assessed the effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, Citigroup’s internal control over financial reporting was effective. In addition, there were no changes in Citigroup’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, Citi’s internal control over financial reporting.
     The effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, Citigroup’s independent registered public accounting firm, as stated in their report below, which expressed an unqualified opinion on the effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2010.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the rules and regulations of the SEC. Generally, forward-looking statements are not based on historical facts but instead represent only Citigroup’s and management's beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, and similar expressions, or future or conditional verbs such as will, should, would and could.
     Such statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included in this Form 10-K, the factors listed and described under “Risk Factors” above, and the factors described below:
  the impact of the ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Financial Reform Act) on Citi’s business activities and practices, costs of operations and overall results of operations;
  the impact of increases in FDIC insurance premiums on Citi’s earnings and competitive position, in the U.S. and globally;
  Citi’s ability to maintain, or the increased cost of maintaining, adequate capital in light of changing regulatory capital requirements pursuant to the Financial Reform Act, the capital standards adopted by the Basel Committee on Banking Supervision (including as implemented by U.S. regulators) or otherwise;
  disruption to, and potential adverse impact to the results of operations of, certain areas of Citi’s derivatives business structures and practices as result of the central clearing, exchange trading and “push-out” provisions of the Financial Reform Act;
  the potential negative impacts to Citi of regulatory requirements aimed at facilitation of the orderly resolution of large financial institutions, as required under the Financial Reform Act;
  risks arising from Citi’s extensive operations outside the U.S., including compliance with conflicting or inconsistent regulations and Citi’s ability to continue to compete effectively with competitors who may face fewer regulatory constraints;
  the impact of recently enacted and potential future regulations on Citi’s ability and costs to participate in securitization transactions;
  a reduction in Citi’s or its subsidiaries’ credit ratings, including in response to the passage of the Financial Reform Act, and the potential impact on Citi’s funding and liquidity, borrowing costs and access to the capital markets, among other factors;
  the impact of restrictions imposed on proprietary trading and funds-related activities by the Financial Reform Act, including the potential negative impact on Citi’s market-making activities and its global competitive position with respect to its trading activities;
  increased compliance costs and possible changes to Citi’s practices and operations with respect to a number of its U.S. Consumer businesses as a result of the Financial Reform Act and the establishment of the new Bureau of Consumer Financial Protection;
  the continued impact of The Credit Card Accountability Responsibility and Disclosure Act of 2009 as well as other regulatory requirements on Citi’s credit card businesses and business models;
  the exposure of Citi, as originator of residential mortgage loans, sponsor of residential mortgage-backed securitization transactions or servicer of such loans, or in such transactions, or in other capacities, to government sponsored enterprises (GSEs), investors, mortgage insurers, or other third parties as a result of representations and warranties made in connection with the transfer or securitization of such loans;
  the outcome of inquiries and proceedings by governmental entities, or judicial and regulatory decisions, regarding practices in the residential mortgage industry, including among other things the processes followed for foreclosing residential mortgages and mortgage transfer and securitization processes, and any potential impact on Citi’s foreclosures in process;
  the continued uncertainty about the sustainability and pace of the economic recovery, including continued disruption in the global financial markets and the potential impact on consumer credit, on Citi’s businesses and results of operations;
  Citi’s ability to maintain adequate liquidity in light of changing liquidity standards in the U.S. or abroad, and the impact of maintaining adequate liquidity on Citi’s net interest margin (NIM);

  an “ownership change” under the Internal Revenue Code and its effect on Citi’s ability to utilize its deferred tax assets (DTAs) to offset future taxable income;
  the potential negative impact on the value of Citi’s DTAs if corporate tax rates in the U.S., or certain foreign jurisdictions, are decreased;
  the expiration of a provision of the U.S. tax law allowing Citi to defer U.S. taxes on certain active financial services income and its effect on Citi’s tax expense;
  Citi’s ability to continue to wind down Citi Holdings at the same pace or level as in the past and its ability to reduce risk-weighted assets and limit its expenses as a result;
  Citi’s ability to continue to control expenses, including through reductions at Citi Holdings, and to fund investments intended to grow the operations of Citicorp;
  Citi’s ability to hire and retain qualified employees as a result of regulatory uncertainty regarding compensation practices or otherwise;
  Citi’s ability to predict or estimate the outcome or exposure of the extensive legal and regulatory proceedings to which it is subject, and the potential for the “whistleblower” provisions of the Financial Reform Act to further increase Citi’s number of, and exposure to, legal and regulatory proceedings;
  potential future changes in key accounting standards utilized by Citi and their impact on how Citi records and reports its financial condition and results of operations;
  the accuracy of Citi’s assumptions and estimates, including in determining credit loss reserves, litigation and regulatory exposures, mortgage representation and warranty claims and the fair value of certain assets, used to prepare its financial statements;
  Citi’s ability to maintain effective risk management processes and strategies to protect against losses, which can be increased by concentration of risk, particularly with Citi’s counter parties in the financial sector;
  a failure in Citi’s operational systems or infrastructure, or those of third parties; and
  Citi’s ability to maintain the value of the Citi brand.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Citigroup Inc.:

We have audited Citigroup Inc. and subsidiaries’ (the “Company” or “Citigroup”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Citigroup maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citigroup as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Citigroup Inc.:

We have audited the accompanying consolidated balance sheets of Citigroup Inc. and subsidiaries (the “Company” or “Citigroup”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and the related consolidated balance sheets of Citibank, N.A. and subsidiaries as of December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, and the financial position of Citibank, N.A. and subsidiaries as of December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, in 2010 the Company changed its method of accounting for qualifying special purpose entities, variable interest entities and embedded credit derivatives, and in 2009, the Company changed its method of accounting for other-than-temporary impairments on investment securities, business combinations, noncontrolling interests in subsidiaries, and earnings per share.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citigroup’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 25, 2011

[THIS PAGE INTENTIONALLY LEFT BLANK]

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

[THIS PAGE INTENTIONALLY LEFT BLANK]

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME	Citigroup Inc. and Subsidiaries
	Year ended December 31,
In millions of dollars, except per-share amounts	2010	2009	2008
Revenues
Interest revenue	$79,516	$76,635	$106,499
Interest expense	24,864	27,721	52,750
Net interest revenue	$54,652	$48,914	$53,749
Commissions and fees	$13,658	$15,485	$12,855
Principal transactions	7,517	6,068	(23,889)
Administration and other fiduciary fees	4,005	5,195	8,222
Realized gains (losses) on sales of investments	2,411	1,996	679
Other than temporary impairment losses on investments (1)
Gross impairment losses	(1,495)	(7,262)	(2,740)
Less: Impairments recognized in OCI	84	4,356	—
Net impairment losses recognized in earnings (1)	(1,411)	$(2,906)	$(2,740)
Insurance premiums	$2,684	$3,020	$3,221
Other revenue	3,085	2,513	(498)
Total non-interest revenues	$31,949	$31,371	$(2,150)
Total revenues, net of interest expense	$86,601	$80,285	$51,599
Provisions for credit losses and for benefits and claims
Provision for loan losses	$25,194	$38,760	$33,674
Policyholder benefits and claims	965	1,258	1,403
Provision for unfunded lending commitments	(117)	244	(363)
Total provisions for credit losses and for benefits and claims	$26,042	$40,262	$34,714
Operating expenses
Compensation and benefits	$24,430	$24,987	$31,096
Premises and equipment	3,331	3,697	4,217
Technology/communication	4,924	5,215	7,093
Advertising and marketing	1,645	1,415	2,188
Restructuring	—	(113)	1,550
Other operating	13,045	12,621	23,096
Total operating expenses	$47,375	$47,822	$69,240
Income (loss) from continuing operations before income taxes	$13,184	$(7,799)	$(52,355)
Provision (benefit) for income taxes	2,233	(6,733)	(20,326)
Income (loss) from continuing operations	$10,951	$(1,066)	$(32,029)
Discontinued operations
Income (loss) from discontinued operations	$72	$(653)	$784
Gain (loss) on sale	(702)	102	3,139
Provision (benefit) for income taxes	(562)	(106)	(79)
Income (loss) from discontinued operations, net of taxes	$(68)	$(445)	$4,002
Net income (loss) before attribution of noncontrolling interests	$10,883	$(1,511)	$(28,027)
Net income (loss) attributable to noncontrolling interests	281	95	(343)
Citigroup’s net income (loss)	$10,602	$(1,606)	$(27,684)
Basic earnings per share (2)
Income (loss) from continuing operations	$0.37	$(0.76)	$(6.39)
Income (loss) from discontinued operations, net of taxes	(0.01)	(0.04)	0.76
Net income (loss)	$0.36	$(0.80)	$(5.63)
Weighted average common shares outstanding	28,776.0	11,568.3	5,265.4
Diluted earnings per share (2)
Income (loss) from continuing operations	$0.35	$(0.76)	$(6.39)
Income (loss) from discontinued operations, net of taxes	—	(0.04)	0.76
Net income (loss)	$0.35	$(0.80)	$(5.63)
Adjusted weighted average common shares outstanding	29,678.1	12,099.3	5,768.9

(1)	As of January 1, 2009, the Company adopted ASC 320-10-65, Investments—Debt and Equity Securities. The Company disclosed comparable information with the prior year in its 2009 periodic reports.
(2)	The Diluted EPS calculation for 2009 and 2008 utilizes Basic shares and Income available to common shareholders (Basic) due to the negative Income available to common shareholders. Using actual Diluted shares and Income available to common shareholders (Diluted) would result in anti-dilution.

See Notes to the Consolidated Financial Statements.

	Citigroup Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET	December 31,
In millions of dollars, except shares	2010	2009
Assets
Cash and due from banks (including segregated cash and other deposits)	$27,972	$25,472
Deposits with banks	162,437	167,414
Federal funds sold and securities borrowed or purchased under agreements to resell (including $87,512 and $87,812
as of December 31, 2010 and 2009, respectively, at fair value)	246,717	222,022
Brokerage receivables	31,213	33,634
Trading account assets (including $117,554 and $111,219 pledged to creditors at December 31, 2010 and 2009, respectively)	317,272	342,773
Investments (including $12,546 and $15,154 pledged to creditors at December 31, 2010 and 2009, respectively, and
$281,174 and $246,429 at December 31, 2010 and 2009, respectively, at fair value)	318,164	306,119
Loans, net of unearned income
Consumer (including $1,745 and $34 as of December 31, 2010 and 2009, respectively, at fair value)	457,632	424,057
Corporate (including $2,627 and $1,405 at December 31, 2010 and 2009, respectively, at fair value)	191,162	167,447
Loans, net of unearned income	$648,794	$591,504
Allowance for loan losses	(40,655)	(36,033)
Total loans, net	$608,139	$555,471
Goodwill	26,152	25,392
Intangible assets (other than MSRs)	7,504	8,714
Mortgage servicing rights (MSRs)	4,554	6,530
Other assets (including $19,319 and $12,664 as of December 31, 2010 and 2009, respectively, at fair value)	163,778	163,105
Total assets	$1,913,902	$1,856,646

     The following table presents certain assets of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheet above. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs on the following page, and are in excess of those obligations.

December 31, 2010
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks	$799
Trading account assets	6,509
Investments	7,946
Loans, net of unearned income
Consumer (including $1,718 at fair value)	117,768
Corporate (including $425 at fair value)	23,537
Loans, net of unearned income	$141,305
Allowance for loan losses	(11,346)
Total loans, net	$129,959
Other assets	680
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$145,893

Statement continues on the next page

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries
(Continued)

		December 31,
In millions of dollars, except shares	2010	2009
Liabilities
Non-interest-bearing deposits in U.S. offices	$78,268	$71,325
Interest-bearing deposits in U.S. offices (including $665 and $700 at December 31, 2010 and 2009, respectively, at fair value)	225,731	232,093
Non-interest-bearing deposits in offices outside the U.S.	55,066	44,904
Interest-bearing deposits in offices outside the U.S. (including $600 and $845 at December 31, 2010 and 2009, respectively, at fair value)	485,903	487,581
Total deposits	$844,968	$835,903
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $121,193 and $104,030
as of December 31, 2010 and 2009, respectively, at fair value)	189,558	154,281
Brokerage payables	51,749	60,846
Trading account liabilities	129,054	137,512
Short-term borrowings (including $2,429 and $639 at December 31, 2010 and 2009, respectively, at fair value)	78,790	68,879
Long-term debt (including $25,997 and $25,942 at December 31, 2010 and 2009, respectively, at fair value)	381,183	364,019
Other liabilities (including $9,710 and $11,542 as of December 31, 2010 and 2009, respectively, at fair value)	72,811	80,233
Total liabilities	$1,748,113	$1,701,673
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 12,038 at December 31, 2010, at aggregate liquidation value	$312	$312
Common stock ($0.01 par value; authorized shares: 60 billion), issued shares: 29,224,016,234 at December 31, 2010
and 28,626,100,389 at December 31, 2009	292	286
Additional paid-in capital	101,024	98,142
Retained earnings	79,559	77,440
Treasury stock, at cost: 2010—165,655,721 shares and 2009—142,833,099 shares	(1,442)	(4,543)
Accumulated other comprehensive income (loss)	(16,277)	(18,937)
Total Citigroup stockholders’ equity	$163,468	$152,700
Noncontrolling interest	2,321	2,273
Total equity	$165,789	$154,973
Total liabilities and equity	$1,913,902	$1,856,646

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

December 31, 2010
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$22,046
Long-term debt (including $3,942 at fair value)	69,710
Other liabilities	813
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not
have recourse to the general credit of Citigroup	$92,569

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries

					Year ended December 31,
			Amounts			Shares
In millions of dollars, except shares in thousands	2010	2009	2008	2010	2009	2008
Preferred stock at aggregate liquidation value
Balance, beginning of year	$312	$70,664	$—	12	829	—
Redemption or retirement of preferred stock	—	(74,005)	—	—	(824)	—
Issuance of new preferred stock	—	3,530	70,627	—	7	829
Preferred stock Series H discount accretion	—	123	37	—	—	—
Balance, end of year	$312	$312	$70,664	12	12	829
Common stock and additional paid-in capital
Balance, beginning of year	$98,428	$19,222	$18,062	28,626,100	5,671,744	5,477,416
Employee benefit plans	(736)	(4,395)	(1,921)	467,027	—	—
Issuance of new common stock	—	—	4,911	—	—	194,328
Conversion of preferred stock to common stock	—	61,963	—	—	17,372,588	—
Reset of convertible preferred stock conversion price	—	1,285	—	—	—	—
Issuance of shares and T-DECs for TARP repayment	—	20,298	—	12,698	5,581,768	—
Issuance of shares for Nikko Cordial acquisition	—	—	(3,500)	—	—	—
Issuance of TARP-related warrants	—	88	1,797	—	—	—
ADIA Upper Decs Equity Units Purchase Contract	3,750	—	—	117,810	—	—
Other	(126)	(33)	(127)	381	—	—
Balance, end of year	$101,316	$98,428	$19,222	29,224,016	28,626,100	5,671,744
Retained earnings
Balance, beginning of year	$77,440	$86,521	$121,769
Adjustment to opening balance, net of taxes (1) (2)	(8,483)	413	—
Adjusted balance, beginning of period	$68,957	$86,934	$121,769
Net income (loss)	10,602	(1,606)	(27,684)
Common dividends (3)	10	(36)	(6,050)
Preferred dividends	(9)	(3,202)	(1,477)
Preferred stock Series H discount accretion	—	(123)	(37)
Reset of convertible preferred stock conversion price	—	(1,285)	—
Conversion of preferred stock to common stock	—	(3,242)	—
Other	(1)	—	—
Balance, end of year	$79,559	$77,440	$86,521
Treasury stock, at cost
Balance, beginning of year	$(4,543)	$(9,582)	$(21,724)	(142,833)	(221,676)	(482,835)
Issuance of shares pursuant to employee benefit plans	3,106	5,020	4,270	(21,280)	79,247	84,724
Treasury stock acquired (4)	(6)	(3)	(7)	(1,622)	(971)	(343)
Issuance of shares for Nikko acquisition	—	—	7,858	—	—	174,653
Issuance of shares for Grupo Cuscatlán acquisition	—	—	—	—	—	—
Issuance of shares for ATD acquisition	—	—	—	—	—	—
Other	1	22	21	79	567	2,125
Balance, end of year	$(1,442)	$(4,543)	$(9,582)	(165,656)	(142,833)	(221,676)

Statement continues on the next page

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(Continued)

					Year ended December 31,
			Amounts			Shares
In millions of dollars, except shares in thousands	2010	2009	2008	2010	2009	2008
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(18,937)	$(25,195)	$(4,660)
Adjustment to opening balance, net of taxes (2)	—	(413)	—
Adjusted balance, beginning of year	$(18,937)	$(25,608)	$(4,660)
Net change in unrealized gains and losses on investment securities, net of taxes	1,952	5,713	(10,118)
Net change in cash flow hedges, net of taxes	532	2,007	(2,026)
Net change in foreign currency translation adjustment, net of taxes	820	(203)	(6,972)
Pension liability adjustment, net of taxes (5)	(644)	(846)	(1,419)
Net change in Accumulated other comprehensive income (loss)	$2,660	$6,671	$(20,535)
Balance, end of year	$(16,277)	$(18,937)	$(25,195)
Total Citigroup common stockholders’ equity and
common shares outstanding	$163,156	$152,388	$70,966	29,058,360	28,483,267	5,450,068
Total Citigroup stockholders’ equity	$163,468	$152,700	$141,630
Noncontrolling interest
Balance, beginning of year	$2,273	$2,392	$5,308
Initial origination of a noncontrolling interest	412	285	1,409
Transactions between noncontrolling-interest
shareholders and the related consolidating subsidiary	—	(134)	(2,348)
Transactions between Citigroup and the noncontrolling-interest shareholders	(231)	(354)	(1,207)
Net income attributable to noncontrolling-interest shareholders	281	95	(343)
Dividends paid to noncontrolling-interest shareholders	(99)	(17)	(168)
Accumulated other comprehensive income—net change in
unrealized gains and losses on investment securities, net of tax	1	5	3
Accumulated other comprehensive income—net change
in FX translation adjustment, net of tax	(27)	39	(167)
All other	(289)	(38)	(95)
Net change in noncontrolling interests	$48	$(119)	$(2,916)
Balance, end of year	$2,321	$2,273	$2,392
Total equity	$165,789	$154,973	$144,022
Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interests	$10,883	$(1,511)	$(28,027)
Net change in Accumulated other comprehensive income (loss)	2,634	6,715	(20,699)
Total comprehensive income (loss)	$13,517	$5,204	$(48,726)
Comprehensive income (loss) attributable to the
noncontrolling interests	$255	$139	$(507)
Comprehensive income (loss) attributable to Citigroup	$13,262	$5,065	$(48,219)

(1)	The adjustment to the opening balance for Retained earnings in 2010 represents the cumulative effect of initially adopting ASC 810, Consolidation (formerly SFAS 167) and ASU 2010-11 (Scope Exception Related to Embedded Credit Derivatives). See Note 1 to the Consolidated Financial Statements.
(2)	The adjustment to the opening balances for Retained earnings and Accumulated other comprehensive income (loss) in 2009 represents the cumulative effect of initially adopting ASC 320-10-35-34 (FSP FAS 115-2 and FAS 124-2). See Note 1 to the Consolidated Financial Statements.
(3)	Common dividends in 2010 represent a reversal of dividends accrued on forfeitures of previously issued but unvested employee stock awards related to employees who have left Citigroup. Common dividends declared were as follows: $0.01 per share in the first quarter of 2009, $0.32 per share in the first, second and third quarters of 2008, $0.16 in the fourth quarter of 2008.
(4)	All open market repurchases were transacted under an existing authorized share repurchase plan and relate to customer fails/errors.
(5)	Reflects adjustments to the funded status of pension and postretirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation. See Note 9 to the Consolidated Financial Statements.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries

		Year ended December 31,
In millions of dollars	2010	2009	2008
Cash flows from operating activities of continuing operations
Net income (loss) before attribution of noncontrolling interests	$10,883	$(1,511)	$(28,027)
Net income (loss) attributable to noncontrolling interests	281	95	(343)
Citigroup’s net income (loss)	$10,602	$(1,606)	$(27,684)
Income (loss) from discontinued operations, net of taxes	215	(402)	1,070
Gain (loss) on sale, net of taxes	(283)	(43)	2,932
Income (loss) from continuing operations—excluding noncontrolling interests	$10,670	$(1,161)	$(31,686)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	$302	$434	$206
(Additions)/reductions to deferred policy acquisition costs	(98)	(461)	(397)
Depreciation and amortization	2,664	2,853	2,466
Deferred tax benefit	(964)	(7,709)	(20,535)
Provision for credit losses	25,077	39,004	33,311
Change in trading account assets	15,601	25,864	123,845
Change in trading account liabilities	(8,458)	(25,382)	(14,604)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(24,695)	(43,726)	89,933
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	35,277	(47,669)	(98,950)
Change in brokerage receivables net of brokerage payables	(6,676)	1,847	(954)
Realized gains from sales of investments	(2,411)	(1,996)	(679)
Change in loans held-for-sale	2,483	(1,711)	29,009
Other, net	(13,086)	5,203	(13,279)
Total adjustments	$25,016	$(53,449)	$129,372
Net cash provided by (used in) operating activities of continuing operations	$35,686	$(54,610)	$97,686
Cash flows from investing activities of continuing operations
Change in deposits with banks	$4,977	$2,519	$(100,965)
Change in loans	60,730	(148,651)	(270,521)
Proceeds from sales and securitizations of loans	9,918	241,367	313,808
Purchases of investments	(406,046)	(281,115)	(344,336)
Proceeds from sales of investments	183,688	85,395	93,666
Proceeds from maturities of investments	189,814	133,614	209,312
Capital expenditures on premises and equipment and capitalized software	(2,363)	(2,264)	(3,780)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	2,619	6,303	23,966
Net cash provided by (used in) investing activities of continuing operations	$43,337	$37,168	$(78,850)
Cash flows from financing activities of continuing operations
Dividends paid	$(9)	$(3,237)	$(7,526)
Issuance of common stock	—	17,514	6,864
Issuances (redemptions) of preferred stock, net	—	—	70,626
Issuances of T-DECs—APIC	—	2,784	—
Issuance of ADIA Upper Decs equity units purchase contract	3,750	—	—
Treasury stock acquired	(6)	(3)	(7)
Stock tendered for payment of withholding taxes	(806)	(120)	(400)
Issuance of long-term debt	33,677	110,088	90,414
Payments and redemptions of long-term debt	(75,910)	(123,743)	(132,901)
Change in deposits	9,065	61,718	(37,811)
Change in short-term borrowings	(47,189)	(51,995)	(13,796)
Net cash (used in) provided by financing activities of continuing operations	$(77,428)	$13,006	$(24,537)
Effect of exchange rate changes on cash and cash equivalents	$691	$632	$(2,948)
Discontinued operations
Net cash provided by (used in) discontinued operations	$214	$23	$(304)
Change in cash and due from banks	$2,500	$(3,781)	$(8,953)
Cash and due from banks at beginning of period	25,472	29,253	38,206
Cash and due from banks at end of period	$27,972	$25,472	$29,253
Supplemental disclosure of cash flow information for continuing operations
Cash paid/(received) during the year for income taxes	$4,307	$(289)	$3,170
Cash paid during the year for interest	$23,209	$28,389	$55,678
Non-cash investing activities
Transfers to OREO and other repossessed assets	$2,595	$2,880	$3,439
Transfers to investments (held-to-maturity) from trading account assets	—	—	33,258
Transfers to investments (available-for-sale) from trading account assets	—	—	4,654
Transfers to trading account assets from investments	12,001	—	—
Transfers to loans held for investment (loans) from loans held-for-sale	—	—	15,891

See Notes to the Consolidated Financial Statements.

CITIBANK CONSOLIDATED BALANCE SHEET	Citibank, N.A. and Subsidiaries

		December 31,
In millions of dollars, except shares	2010	2009
Assets
Cash and due from banks	$21,702	$20,246
Deposits with banks	146,208	154,372
Federal funds sold and securities purchased under agreements to resell	43,341	31,434
Trading account assets (including $1,006 and $914 pledged to creditors at December 31, 2010 and 2009, respectively)	149,560	156,380
Investments (including $5,221 and $3,849 pledged to creditors at December 31, 2010 and 2009, respectively)	252,559	233,086
Loans, net of unearned income	446,052	477,974
Allowance for loan losses	(18,467)	(22,685)
Total loans, net	$427,585	$455,289
Goodwill	10,420	10,200
Intangible assets	5,850	8,243
Premises and equipment, net	4,392	4,832
Interest and fees receivable	5,273	6,840
Other assets	87,403	80,439
Total assets	$1,154,293	$1,161,361

     The following table presents certain assets of consolidated VIEs, which are included in the Consolidated Balance Sheet above. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs on the following page, and are in excess of those obligations.

In millions of dollars	December 31, 2010
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks	$586
Trading account assets	71
Investments	7,832
Loans, net of unearned income
Consumer (including $1,718 at fair value)	8,138
Corporate (including $290 at fair value)	22,666
Loans, net of unearned income	$30,804
Allowance for loan losses	(102)
Total loans, net	$30,702
Other assets	342
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$39,533

Statement continues on the next page

CITIBANK CONSOLIDATED BALANCE SHEET	Citibank, N.A. and Subsidiaries
(Continued)

		December 31,
In millions of dollars, except shares	2010	2009
Liabilities
Non-interest-bearing deposits in U.S. offices	$86,322	$76,729
Interest-bearing deposits in U.S. offices	170,128	176,149
Non-interest-bearing deposits in offices outside the U.S.	48,873	39,414
Interest-bearing deposits in offices outside the U.S.	488,514	479,350
Total deposits	$793,837	$771,642
Trading account liabilities	57,222	52,010
Purchased funds and other borrowings	66,581	89,503
Accrued taxes and other expenses	8,758	9,046
Long-term debt and subordinated notes	59,151	82,086
Other liabilities	40,784	39,181
Total liabilities	$1,026,333	$1,043,468
Citibank stockholder’s equity
Capital stock ($20 par value) outstanding shares: 37,534,553 in each period	$751	$751
Surplus	109,419	107,923
Retained earnings	27,082	19,457
Accumulated other comprehensive income (loss) (1)	(10,162)	(11,532)
Total Citibank stockholder’s equity	$127,090	$116,599
Noncontrolling interest	870	1,294
Total equity	$127,960	$117,893
Total liabilities and equity	$1,154,293	$1,161,361

(1)	Amounts at December 31, 2010 and 2009 include the after-tax amounts for net unrealized gains (losses) on investment securities of $(3.573) billion and $(4.735) billion, respectively, for foreign currency translation of $(3.226) billion and $(3.255) billion, respectively, for cash flow hedges of $(1.894) billion and $(2.367) billion, respectively, and for pension liability adjustments of $(1.469) billion and $(1.175) billion, respectively.

     The following table presents certain liabilities of consolidated VIEs, which are included in the Consolidated Balance Sheet above. The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation.

In millions of dollars	December 31, 2010
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citibank
Short-term borrowings	$22,753
Long-term debt (including $1,870 at fair value)	4,822
Other liabilities	146
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citibank	$27,721

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries, or investments accounted for at fair value under the fair value option, are accounted for under the equity method, and the pro rata share of their income (loss) is included in Other revenue. Income from investments in less than 20%-owned companies is recognized when dividends are received. As discussed below, Citigroup consolidates entities deemed to be variable interest entities when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings, and other investments and charges for management’s estimate of impairment in their value that is other than temporary, such that recovery of the carrying amount is deemed unlikely, are included in Other revenue.
     Throughout these Notes, “Citigroup”, “Citi” and “the Company” refer to Citigroup Inc. and its consolidated subsidiaries.
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
     The Company includes a balance sheet and statement of changes in stockholder’s equity for Citibank, N.A. to provide information about this entity to shareholders and international regulatory agencies. (See Note 30 to the Consolidated Financial Statements for further discussion.)

Variable Interest Entities
An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC 810, Consolidation (formerly FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) (FIN 46(R)) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity.
     Prior to January 1, 2010, the Company consolidated a VIE if it had a majority of the expected losses or a majority of the expected residual returns or both. As of January 1, 2010, when the Company adopted SFAS 167’s amendments to the VIE consolidation guidance, the Company consolidates a

VIE when it has both the power to direct the activities that most significantly impact the VIE’s economic success and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.
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
  changes in the party that has power to direct activities of a VIE that most significantly impact the entity’s economic performance; and
  providing support to an entity that results in an implicit variable interest.
     All other entities not deemed to be VIEs with which the Company has involvement are evaluated for consolidation under other subtopics of ASC 810 (formerly Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, and EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”).

Foreign Currency Translation
Assets and liabilities of foreign operations are translated from their respective functional currencies into U.S. dollars using period-end spot foreign-exchange rates. Revenues and expenses of foreign operations are translated monthly from their respective functional currencies into U.S. dollars at amounts that approximate weighted average exchange rates. The effects of those translation adjustments are reported in a separate component of stockholders’ equity, along with related hedge and tax effects, until realized upon sale or liquidation of the foreign operation.
     For transactions whose terms are denominated in a currency other than the functional currency, including transactions denominated in the local currencies of foreign operations with the U.S. dollar as their functional currency, the effects of changes in exchange rates are primarily included in Other revenue, along with the related hedge effects. Instruments used to hedge foreign currency exposures include foreign currency forward, option and swap contracts and designated issues of non-U.S. dollar debt. Foreign operations in countries with highly inflationary economies designate the U.S. dollar as their functional currency, with the effects of changes in exchange rates primarily included in Other revenue.

Investment Securities
Investments include fixed income and equity securities. Fixed income instruments include bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities that are subject to prepayment risk. Equity securities include common and nonredeemable preferred stock. Investment securities are classified and accounted for as follows:
  Fixed income securities classified as “held-to-maturity” represent securities that the Company has both the ability and the intent to hold until maturity, and are carried at amortized cost. Interest income on such securities is included in Interest revenue.
  Fixed income securities and marketable equity securities classified as “available-for-sale” are carried at fair value with changes in fair value reported in a separate component of Stockholders’ equity, net of applicable income taxes. As described in more detail in Note 15 to the Consolidated Financial Statements, credit-related declines in fair value that are determined to be other than temporary are recorded in earnings immediately. Realized gains and losses on sales are included in income primarily on a specific identification cost basis, and interest and dividend income on such securities is included in Interest revenue.
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
  Certain non-marketable equity securities are carried at cost and periodically assessed for other-than-temporary impairment, as set out in Note 15 to the Consolidated Financial Statements.
     For investments in fixed-income securities classified as held-to-maturity or available-for-sale, accrual of interest income is suspended for investments that are in default or on which it is likely that future interest payments will not be made as scheduled.
     The Company uses a number of valuation techniques for investments carried at fair value, which are described in Note 25 to the Consolidated Financial Statements.

Trading Account Assets and Liabilities
Trading account assets include debt and marketable equity securities, derivatives in a receivable position, residual interests in securitizations and physical commodities inventory. In addition (as set out in Note 26 to the Consolidated Financial Statements), certain assets that Citigroup has elected to carry at fair value under the fair value option, such as loans and purchased guarantees, are also included in Trading account assets.

     Trading account liabilities include securities sold, not yet purchased (short positions), and derivatives in a net payable position, as well as certain liabilities that Citigroup has elected to carry at fair value, as set out in Note 26 to the Consolidated Financial Statements.
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
     Physical commodities inventory is carried at the lower of cost or market (LOCOM) with related gains or losses reported in Principal transactions. Realized gains and losses on sales of commodities inventory are included in Principal transactions.
     Derivatives used for trading purposes include interest rate, currency, equity, credit, and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. Derivative asset and liability positions are presented net by counterparty on the Consolidated Balance Sheet when a valid master netting agreement exists and the other conditions set out in ASC 210-20, Balance Sheet—Offsetting are met.
     The Company uses a number of techniques to determine the fair value of trading assets and liabilities, all of which are described in Note 25 to the Consolidated Financial Statements.

Securities Borrowed and Securities Loaned
Securities borrowing and lending transactions generally do not constitute a sale of the underlying securities for accounting purposes, and so are treated as collateralized financing transactions when the transaction involves the exchange of cash. Such transactions are recorded at the amount of cash advanced or received plus accrued interest. As set out in Note 26 to the Consolidated Financial Statements, the Company has elected to apply fair value accounting to a number of securities borrowing and lending transactions. Irrespective of whether the Company has elected fair value accounting, fees paid or received for all securities lending and borrowing transactions are recorded in Interest expense or Interest revenue at the contractually specified rate.
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
     As described in Note 25 to the Consolidated Financial Statements, the Company uses a discounted cash flow technique to determine the fair value of securities lending and borrowing transactions.

Repurchase and Resale Agreements
Securities sold under agreements to repurchase (repos) and securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities, and so are treated as collateralized financing transactions. As set out in Note 26 to the Consolidated Financial Statements, the Company has elected to apply fair value accounting to a majority of such transactions, with changes in fair value reported in earnings. Any transactions for which fair value accounting has not been elected are recorded at the amount of cash advanced or received plus accrued interest. Irrespective of whether the Company has elected fair value accounting, interest paid or received on all repo and reverse repo transactions is recorded in Interest expense or Interest revenue at the contractually specified rate.
     Where the conditions of ASC 210-20-45-11, Balance Sheet—Offsetting: Repurchase and Reverse Repurchase Agreements, are met, repos and reverse repos are presented net on the Consolidated Balance Sheet.
     The Company’s policy is to take possession of securities purchased under agreements to resell. The market value of securities to be repurchased and resold is monitored, and additional collateral is obtained where appropriate to protect against credit exposure.
     As described in Note 25 to the Consolidated Financial Statements, the Company uses a discounted cash flow technique to determine the fair value of repo and reverse repo transactions.

Repurchase and Resale Agreements, and Securities
Lending and Borrowing Agreements Accounted for
as Sales
Where certain conditions are met under ASC 860-10, Transfers and Servicing (formerly FASB Statement No. 166, Accounting for Transfers of Financial Assets), the Company accounts for certain repurchase agreements and securities lending agreements as sales. The key distinction resulting in these agreements being accounted for as sales is a reduction in initial margin or restriction in daily maintenance margin. At December 31, 2010 and December 31, 2009, $0.2 billion and $13.0 billion of these transactions, respectively, were accounted for as sales that reduced trading account assets. Included in the December 31, 2009 amount is $5.7 billion of repurchase and securities lending agreements that were accounted for as sales in error. As of December 31, 2009, this error constituted 0.3% of Total assets, 0.3% of Total liabilities and 3.7% of Federal funds purchased and securities loaned or sold under agreements to repurchase. There was no impact on Net income (loss) in any period. Management believes that this error was immaterial to Citigroup’s financial statements during all periods at issue. Commencing in the first quarter of 2010, the Company has prospectively changed the accounting for these repurchase and securities lending transactions so that the accounting reflects a secured borrowing transaction, thus conforming the accounting to the transaction terms.

Loans
Loans are reported at their outstanding principal balances net of any unearned income and unamortized deferred fees and costs except that credit card receivable balances also include accrued interest and fees. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to income over the lives of the related loans.
     As described in Note 26 to the Consolidated Financial Statements, Citi has elected fair value accounting for certain loans. Such loans are carried at fair value with changes in fair value reported in earnings. Interest income on such loans is recorded in Interest revenue at the contractually specified rate.
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
     Substantially all of the Consumer loans sold or securitized by Citigroup are U.S. prime residential mortgage loans or U.S. credit card receivables. The practice of the U.S. prime mortgage business has been to sell substantially all of its loans except for non-conforming adjustable rate loans. U.S. prime mortgage conforming loans are classified as held-for-sale at the time of origination. The related cash flows are classified in the Consolidated Statement of Cash Flows in the cash flows from operating activities category on the line Change in loans held-for-sale.
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
     The policy for re-aging modified U.S. consumer loans to current status varies by product. Generally, one of the conditions to qualify for these modifications is that a minimum number of payments (typically ranging from one to three) be made. Upon modification, the loan is re-aged to current status. However, re-aging practices for certain open-ended consumer loans, such as credit cards, are governed by Federal Financial Institutions Examination Council (FFIEC) guidelines. For such open-ended consumer loans subject to FFIEC guidelines, one of the conditions for the loan to be re-aged to current status is that at least three consecutive minimum monthly payments, or the equivalent amount, must be received. In addition, under FFIEC guidelines, the number of times that such a loan can be re-aged is subject to limitations (generally once in twelve months and twice in five years). Furthermore, Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) loans are modified under those respective agencies’ guidelines and payments are not always required in order to re-age a modified loan to current.
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
  Commercial market loans are written down to the extent that principal is judged to be uncollectable.
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
     For both the asset-specific and the statistically based components of the allowance for loan losses, management may incorporate guarantor support. The financial wherewithal of the guarantor is evaluated, as applicable, based on net worth, cash flow statements and personal or company financial statements which are updated and reviewed at least annually. Citi seeks performance on guarantee arrangements in the normal course of business. Seeking performance entails obtaining satisfactory cooperation from the guarantor or borrower to achieve Citi’s strategy in the specific situation. This regular cooperation is indicative of pursuit and successful enforcement of the guarantee: the exposure is reduced without the expense and burden of pursuing a legal remedy. Enforcing a guarantee via legal action against the guarantor is not the primary means of resolving a troubled loan situation and rarely occurs. A guarantor’s reputation and willingness to work with Citigroup is evaluated based on the historical experience with the guarantor and the knowledge of the marketplace. In the rare event that the guarantor is unwilling or unable to perform or facilitate borrower cooperation, Citi pursues a legal remedy. If Citi does not pursue a legal remedy, it is because

Citi does not believe that the guarantor has the financial wherewithal to perform regardless of legal action, or because there are legal limitations on simultaneously pursuing guarantors and foreclosure. A guarantor’s reputation does not impact our decision or ability to seek performance under guarantee.
     In cases where a guarantee is a factor in the assessment of loan losses, it is included via adjustment to the loan’s internal risk rating, which in turn is the basis for the adjustment to the statistically based component of the allowance for loan losses. To date, it is only in rare circumstances that an impaired commercial or CRE loan is carried at a value in excess of the appraised value due to a guarantee.
     When Citi’s monitoring of the loan indicates that the guarantor’s wherewithal to pay is uncertain or has deteriorated, there is either no change in the risk rating, because the guarantor’s credit support was never initially factored in, or the risk rating is adjusted to reflect that uncertainty or deterioration. Accordingly, a guarantor’s ultimate failure to perform or a lack of legal enforcement of the guarantee does not materially impact the allowance for loan losses, as there is typically no further significant adjustment of the loan’s risk rating at that time. Where Citi is not seeking performance under the guarantee contract, it provides for loans losses as if the loans were non-performing and not guaranteed.

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
     In addition, valuation allowances are determined for impaired smaller-balance homogeneous loans whose terms have been modified due to the borrowers’ financial difficulties and where it has been determined that a concession was granted to the borrower. Such modifications may include interest rate reductions, principal forgiveness and/or term extensions. Where long-term concessions have been granted, such modifications are accounted for as troubled debt restructurings (TDRs). The allowance for loan losses for TDRs is determined in accordance with ASC 310-10-35 by comparing expected cash flows of the loans discounted at the loans’ original effective interest rates to the carrying value of the loans. Where short-term concessions have been granted, the allowance for loan losses is materially consistent with the requirements of ASC 310-10-35.

     Loans included in the U.S. Treasury’s Home Affordable Modification Program (HAMP) trial period are not classified as modified under short-term or long-term programs, and the allowance for loan losses for these loans is calculated under ASC 450-20. The allowance calculation for HAMP trial loans uses default rates that assume that the borrower will not successfully complete the trial period and receive a permanent modification.

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
     The above-mentioned representatives covering the business areas having classifiably managed portfolios, where internal credit-risk ratings are assigned (primarily ICG, Regional Consumer Banking and Local Consumer Lending), or modified Consumer loans, where concessions were granted due to the borrowers’ financial difficulties, present recommended reserve balances for their funded and unfunded lending portfolios along with supporting quantitative and qualitative data. The quantitative data include:
  Estimated probable losses for non-performing, non-homogeneous exposures within a business line’s classifiably managed portfolio and impaired smaller-balance homogeneous loans whose terms have been modified due to the borrowers’ financial difficulties, and it was determined that a concession was granted to the borrower. Consideration may be given to the following, as appropriate, when determining this estimate: (i) the present value of expected future cash flows discounted at the loan’s original effective rate; (ii) the borrower’s overall financial condition, resources and payment record; and (iii) the prospects for support from financially responsible guarantors or the realizable value of any collateral. In the determination of the allowance for loan losses for TDRs, management considers a combination of historical re-default rates, the current economic environment and the nature of the modification program when forecasting expected cash flows. When impairment is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the Provision for loan losses.
  Statistically calculated losses inherent in the classifiably managed portfolio for performing and de minimis non-performing exposures. The calculation is based upon: (i) Citigroup’s internal system of credit- risk ratings, which are analogous to the risk ratings of the major rating agencies; and (ii) historical default and loss data, including rating agency information regarding default rates from 1983 to 2009 and internal data dating to the early 1970s on severity of losses in the event of default.
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
     In addition, representatives from each of the Risk Management and Finance staffs that cover business areas that have delinquency-managed portfolios containing smaller-balance homogeneous loans present their recommended reserve balances based upon leading credit indicators, including loan delinquencies and changes in portfolio size as well as economic trends including housing prices, unemployment and GDP. This methodology is applied separately for each individual product within each different geographic region in which these portfolios exist.
     This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, loss recovery rates, the size and diversity of individual large credits, and the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing, among other things, are all taken into account during this review. Changes in these estimates could have a direct impact on the credit costs in any period and could result in a change in the allowance. Changes to the Allowance for loan losses flow through the Consolidated Statement of Income on the line Provision for loan losses.

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
     Servicing rights in the U.S. mortgage classes of servicing rights are accounted for at fair value, with changes in value recorded in current earnings.
     Additional information on the Company’s MSRs can be found in Note 22 to the Consolidated Financial Statements.

Consumer Mortgage Representations and Warranties
The majority of Citi’s exposure to representation and warranty claims relates to its U.S. Consumer mortgage business.
     When selling a loan, Citi (through its CitiMortgage business) makes various representations and warranties relating to, among other things, the following:
  Citi’s ownership of the loan;
  the validity of the lien securing the loan;
  the absence of delinquent taxes or liens against the property securing the loan;
  the effectiveness of title insurance on the property securing the loan;
  the process used in selecting the loans for inclusion in a transaction;
  the loan’s compliance with any applicable loan criteria established by the buyer; and
  the loan’s compliance with applicable local, state and federal laws.
     The specific representations and warranties made by Citi depend on the nature of the transaction and the requirements of the buyer. Market conditions and credit rating agency requirements may also affect representations and warranties and the other provisions to which Citi may agree in loan sales.

Repurchases or “Make-Whole” Payments
In the event of a breach of these representations and warranties, Citi may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify (“make-whole”) the investors for their losses. Citi’s representations and warranties are generally not subject to stated limits in amount or time of coverage. However, contractual liability arises only when the representations and warranties are breached and generally only when a loss results from the breach.
     In the case of a repurchase, Citi will bear any subsequent credit loss on the mortgage loan and the loan is typically considered a credit-impaired loan and accounted for under SOP 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (now incorporated into ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality) (SOP 03-3). These repurchases have not had a material impact on Citi’s non-performing loan statistics because credit-impaired purchased SOP 03-3 loans are not included in non-accrual loans, since they generally continue to accrue interest until write-off.
     Citi’s repurchases have primarily been from the U.S. government sponsored entities (GSEs).
     Citi has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold loans (referred to as the repurchase reserve) that is included in Other liabilities in the Consolidated Balance Sheet. In estimating the repurchase reserve, Citi considers reimbursements estimated to be received from third-party correspondent lenders and indemnification agreements relating to previous acquisitions of mortgage servicing rights. Citi aggressively pursues collection from any correspondent lender that it believes has the financial ability to pay. The estimated reimbursements are based on Citi’s analysis of its most recent collection trends and the financial solvency of the correspondents.
     In the case of a repurchase of a credit-impaired SOP 03-3 loan, the difference between the loan’s fair value and the repurchase amount is recorded as a utilization of the repurchase reserve. Make-whole payments to the investor are also treated as utilizations and charged directly against the reserve. The repurchase reserve is estimated when Citi sells loans (recorded as an adjustment to the gain on sale, which is included in Other revenue in the Consolidated Statement of Income) and is updated quarterly. Any change in estimate is recorded in Other revenue.
     The repurchase reserve is calculated by individual sales vintage (i.e., the year the loans were sold) and is based on various assumptions. While substantially all of Citi’s current loan sales are with GSEs, with which Citi has considerable historical experience, these assumptions contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. The most significant assumptions used to calculate the reserve levels are as follows:
  Loan documentation requests;
  Repurchase claims as a percentage of loan documentation requests;
  Claims appeal success rate;
  Estimated loss given repurchase or make-whole.
     The repurchase reserve estimation process is subject to numerous estimates and judgments. The assumptions used to calculate the repurchase reserve contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts.

Securities and Banking-Sponsored Private Label Residential Mortgage Securitizations—Representations and Warranties
Mortgage securitizations sponsored by Citi’s S&B business represent a much smaller portion of Citi’s mortgage business.
     The mortgages included in these securitizations were purchased from parties outside of S&B. Representations and warranties (representations) relating to the mortgage loans included in each trust issuing the securities were made either by (1) Citi, or (2) in a relatively small number of cases, third-party sellers (Selling Entities, which were also often the originators of the loans). These representations were generally made or assigned to the issuing trust.
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

  the mortgage loan’s compliance with applicable federal, state and local laws;
  whether the mortgage loan was originated in conformity with the originator’s underwriting guidelines; and
  the detailed data concerning the mortgage loans that was included on the mortgage loan schedule.
     In the event of a breach of its representations, Citi may be required either to repurchase the mortgage loans with the identified defects (generally at unpaid principal balance plus accrued interest) or indemnify the investors for their losses.
     S&B has received only a small number of claims based on breaches of representations relating to the mortgage loans in these securitization transactions.

Goodwill
Goodwill represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is subject to annual impairment tests, whereby Goodwill is allocated to the Company’s reporting units and an impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Furthermore, on any business dispositions, Goodwill is allocated to the business disposed of based on the ratio of the fair value of the business disposed of to the fair value of the reporting unit.

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
     Other liabilities includes, among other items, accrued expenses and other payables, deferred tax liabilities, end-user derivatives in a net payable position, and reserves for legal claims, taxes, restructuring reserves, unfunded lending commitments, and other matters.

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
     There are two key accounting determinations that must be made relating to securitizations. In cases where the Company originated or owned the financial assets transferred to the securitization entity, it determines whether that transfer is considered a sale under U.S. Generally Accepted Accounting Principles (GAAP). If it is a sale, the transferred assets are removed from the Company’s Consolidated Balance Sheet with a gain or loss recognized. Alternatively, if the Company determines that the transfer is a financing rather than a sale, the assets remain on the Company’s Consolidated Balance Sheet with an offsetting liability recognized in the amount of proceeds received.
     In addition, the Company determines whether the securitization entity would be included in its Consolidated Financial Statements. If the securitization entity is a VIE, the Company consolidates the VIE if it is the primary beneficiary.
     For all other securitization entities determined not to be VIEs in which Citigroup participates, a consolidation decision is based on who has voting control of the entity, giving consideration to removal and liquidation rights in certain partnership structures. Only securitization entities controlled by Citigroup are consolidated.
     Effective January 1, 2010, upon adoption of SFAS 166/167, Citi first makes a determination as to whether the securitization entity would be consolidated. Second, it determines whether the transfer of financial assets is considered a sale under GAAP. Furthermore, former qualifying special purpose entities (QSPEs) are now considered VIEs and are no longer exempt from consolidation. The Company consolidates VIEs when it has both: (1) power to direct activities of the VIE that most significantly impact the entity’s economic performance and (2) an obligation to absorb losses or right to receive benefits from the entity that could potentially be significant to the VIE.
     Interests in the securitized and sold assets may be retained in the form of subordinated interest-only strips, subordinated tranches, spread accounts, and servicing rights. In credit card securitizations, the Company retains a seller’s interest in the credit card receivables transferred to the trusts, which is not in securitized form. Prior to January 1, 2010, when the securitization trusts were not consolidated, the seller’s interest was carried on a historical cost basis and classified as Consumer loans. Retained interests in securitized mortgage loans and student loans were classified as Trading account assets, as were a majority of the retained interests in securitized credit card receivables.

Debt
Short-term borrowings and long-term debt are generally accounted for at amortized cost, except where the Company has elected to report certain structured notes at fair value.

Transfers of Financial Assets
For a transfer of financial assets to be considered a sale: the assets must have been isolated from the Company, even in bankruptcy or other receivership; the purchaser must have the right to sell the assets transferred or, if the purchaser is an entity whose sole purpose is to engage in securitization and asset-backed financing activities and that entity is constrained from pledging the assets it receives, each beneficial interest holder must have the right to sell the beneficial interests (prior to January 1 2010, the entity had to be a QSPE); and the Company may not have an option or any obligation to reacquire the assets. If these sale requirements are met, the assets are removed from the Company’s Consolidated Balance Sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, the assets remain on the Consolidated Balance Sheet, and the sale proceeds are recognized as the Company’s liability. A legal opinion on a sale is generally obtained for complex transactions or where the Company has continuing involvement with assets transferred or with the securitization entity. For a transfer to be eligible for sale accounting, those opinions must state that the asset transfer is considered a sale and that the assets transferred would not be consolidated with the Company’s other assets in the event of the Company’s insolvency.
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
     See Note 22 to the Consolidated Financial Statements for further discussion.

Risk Management Activities—Derivatives Used for Hedging Purposes
The Company manages its exposures to market rate movements outside its trading activities by modifying the asset and liability mix, either directly or through the use of derivative financial products, including interest-rate swaps, futures, forwards, and purchased-option positions, as well as foreign-exchange contracts. These end-user derivatives are carried at fair value in Other assets, Other liabilities, Trading account assets and Trading account liabilities.
     To qualify as a hedge under the hedge accounting rules, a derivative must be highly effective in offsetting the risk designated as being hedged. The hedge relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge, which includes the item and risk that is being hedged and the derivative that is being used, as well as how effectiveness will be assessed and ineffectiveness measured. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis, typically using quantitative measures of correlation with hedge ineffectiveness measured and recorded in current earnings. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and hedge accounting would not be applied. Any gains or losses attributable to the derivatives, as well as subsequent changes in fair value, are recognized in Other revenue or Principal transactions with no offset on the hedged item, similar to trading derivatives.
     The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. The underlying asset, liability or forecasted transaction may be an individual item or a portfolio of similar items.
     For fair value hedges, in which derivatives hedge the fair value of assets or liabilities, changes in the fair value of derivatives are reflected in Other revenue or Principal transactions, together with changes in the fair value of the hedged item related to the hedged risk. These are expected to, and generally do, offset each other. Any net amount, representing hedge ineffectiveness, is reflected in current earnings. Citigroup’s fair value hedges are primarily hedges of fixed-rate long-term debt and available-for-sale securities.
     For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating- and fixed-rate assets, liabilities or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, the effective portion of the changes in the derivatives’ fair values will not be included in current earnings, but is reported in Accumulated other comprehensive income (loss). These changes in fair value will be included in earnings of future periods when the hedged cash flows impact earnings. To the extent these derivatives are not effective, changes in their fair values are immediately included in Other revenue. Citigroup’s cash flow hedges primarily include hedges of floating-rate debt, as well as rollovers of short-term fixed-rate liabilities and floating-rate liabilities and forecasted debt issuances.
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
     For those hedge relationships that are terminated or when hedge designations are removed, the hedge accounting treatment described in the paragraphs above is no longer applied. Instead, the end-user derivative is terminated or transferred to the trading account. For fair value hedges, any changes in the fair value of the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in Accumulated other comprehensive income (loss) and are included in earnings of future periods when the hedged cash flows impact earnings. However, if it becomes probable that the hedged forecasted transaction will not likely occur, any amounts that remain in Accumulated other comprehensive income (loss) are immediately reflected in Other revenue.

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
     Deferred taxes are recorded for the future consequences of events that have been recognized for financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) (now ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves.
     See Note 10 to the Consolidated Financial Statements for a further description of the Company’s provision and related income tax assets and liabilities.
Commissions, Underwriting and Principal Transactions
Commissions, underwriting and principal transactions revenues and related expenses are recognized in income on a trade-date basis.

Earnings per Share
Earnings per share (EPS) is computed after deducting preferred stock dividends. The Company has granted restricted and deferred share awards that are considered to be participating securities, which constitute a second class of common stock. Accordingly, a portion of Citigroup’s earnings is allocated to the second class of common stock in the EPS calculation.
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

Use of Estimates
Management must make estimates and assumptions that affect the Consolidated Financial Statements and the related footnote disclosures. Such estimates are used in connection with certain fair value measurements. See Note 25 to the Consolidated Financial Statements for further discussions on estimates used in the determination of fair value. The Company also uses estimates in determining consolidation decisions for special-purpose entities as discussed in Note 22. Moreover, estimates are significant in determining the amounts of other-than-temporary impairments, impairments of goodwill and other intangible assets, provisions for probable losses that may arise from credit-related exposures and probable and estimable losses related to litigation and regulatory proceedings, and tax reserves. While management makes its best judgment, actual amounts or results could differ from those estimates. Current market conditions increase the risk and complexity of the judgments in these estimates.

Cash Flows
Cash equivalents are defined as those amounts included in cash and due from banks. Cash flows from risk management activities are classified in the same category as the related assets and liabilities. The Consolidated Statement of Cash Flows line item Capital expenditures on premises and equipment and capitalized software includes capitalized software costs of $1.2 billion, $1.1 billion and $1.2 billion for December 31, 2010, 2009 and 2008, respectively. These balances were previously included in the line item Other, net.

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

     The Company has elected to account for certain beneficial interests issued by securitization vehicles under the fair value option that are included in the table below. Beneficial interests previously classified as held-to-maturity (HTM) were reclassified to available-for-sale (AFS) on June 30, 2010, because as of that reporting date, the Company did not have the intent to hold the beneficial interests until maturity.
     The following table also shows the gross gains and gross losses that make up the pretax cumulative-effect adjustment to retained earnings for reclassified beneficial interests, recorded on July 1, 2010:

		July 1, 2010
		Pretax cumulative effect adjustment to Retained earnings
		Gross unrealized losses		Gross unrealized gains
In millions of dollars at June 30, 2010	Amortized cost	recognized in AOCI	(1)	recognized in AOCI	Fair value
Mortgage-backed securities
Prime	$390	$—		$49	$439
Alt-A	550	—		54	604
Subprime	221	—		6	227
Non-U.S. residential	2,249	—		38	2,287
Total mortgage-backed securities	$3,410	$—		$147	$3,557
Asset-backed securities
Auction rate securities	$4,463	$401		$48	$4,110
Other asset-backed	4,189	19		164	4,334
Total asset-backed securities	$8,652	$420		$212	$8,444
Total reclassified debt securities	$12,062	$420		$359	$12,001

(1)	All reclassified debt securities with gross unrealized losses were assessed for other-than-temporary-impairment as of June 30, 2010, including an assessment of whether the Company intends to sell the security. For securities that the Company intends to sell, impairment charges of $176 million were recorded in earnings in the second quarter of 2010.

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
Additional Disclosures Regarding Fair Value Measurements
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosure of the amounts of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 31, 2009. The Company adopted ASU 2010-06 as of January 1, 2010. The required disclosures are included in Note 25. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.

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
     SFAS 166 eliminates the concept of QSPEs from U.S. GAAP and amends the guidance on accounting for transfers of financial assets. SFAS 167 details three key changes to the consolidation model. First, former QSPEs are now included in the scope of SFAS 167. Second, the FASB has changed the method of analyzing which party to a VIE should consolidate the VIE (known as the primary beneficiary) to a qualitative determination of which party to the VIE has “power,” combined with potentially significant benefits or losses, instead of the previous quantitative risks and rewards model. The party that has “power” has the ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Third, the new standard requires that the primary beneficiary analysis be re-evaluated whenever circumstances change. The previous rules required reconsideration of the primary beneficiary only when specified reconsideration events occurred.
     As a result of implementing these new accounting standards, Citigroup consolidated certain of the VIEs and former QSPEs with which it currently has involvement. Further, certain asset transfers, including transfers of portions of assets, that would have been considered sales under SFAS 140, are considered secured borrowings under the new standards.
     In accordance with SFAS 167, Citigroup employed three approaches for newly consolidating certain VIEs and former QSPEs as of January 1, 2010. The first approach requires initially measuring the assets, liabilities, and noncontrolling interests of the VIEs and former QSPEs at their carrying values (the amounts at which the assets, liabilities, and noncontrolling interests would have been carried in the Consolidated Financial Statements, if Citigroup had always consolidated these VIEs and former QSPEs). The second approach measures assets at their unpaid principal amount, and is applied when determining carrying values is not practicable. The third approach is to elect the fair value option, in which all of the financial assets and liabilities of certain designated VIEs and former QSPEs are recorded at fair value upon adoption of SFAS 167 and continue to be marked to market thereafter, with changes in fair value reported in earnings.
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

The incremental impact of these changes on GAAP assets and resulting risk-weighted assets for those VIEs and former QSPEs that were consolidated or deconsolidated for accounting purposes as of January 1, 2010 was as follows:

	Incremental
		Risk-
	GAAP	weighted
In billions of dollars	assets	assets	(1)
Impact of consolidation
Credit cards	$86.3	$0.8
Commercial paper conduits	28.3	13.0
Student loans	13.6	3.7
Private label Consumer mortgages	4.4	1.3
Municipal tender option bonds	0.6	0.1
Collateralized loan obligations	0.5	0.5
Mutual fund deferred sales commissions	0.5	0.5
Subtotal	$134.2	$19.9
Impact of deconsolidation
Collateralized debt obligations(2)	$1.9	$3.6
Equity-linked notes(3)	1.2	0.5
Total	$137.3	$24.0

(1)	The net increase in risk-weighted assets (RWA) was $10 billion, principally reflecting the deduction from gross RWA of $13 billion of loan loss reserves (LLR) recognized from the adoption of SFAS 166/167, which exceeded the 1.25% limitation on LLRs includable in Tier 2 Capital.
(2)	The implementation of SFAS 167 resulted in the deconsolidation of certain synthetic and cash collateralized debt obligation (CDO) VIEs that were previously consolidated under the requirements of ASC 810 (FIN 46(R)). Due to the deconsolidation of these synthetic CDOs, Citigroup’s Consolidated Balance Sheet now reflects the recognition of current receivables and payables related to purchased and written credit default swaps entered into with these VIEs, which had previously been eliminated in consolidation. The deconsolidation of certain cash CDOs has a minimal impact on GAAP assets, but causes a sizable increase in risk-weighted assets. The impact on risk-weighted assets results from replacing, in Citigroup’s trading account, largely investment grade securities owned by these VIEs when consolidated, with Citigroup’s holdings of non-investment grade or unrated securities issued by these VIEs when deconsolidated.
(3)	Certain equity-linked note client intermediation transactions that had previously been consolidated under the requirements of ASC 810 (FIN 46 (R)) because Citigroup had repurchased and held a majority of the notes issued by the VIE were deconsolidated with the implementation of SFAS 167, because Citigroup does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Upon deconsolidation, Citigroup’s Consolidated Balance Sheet reflects both the equity-linked notes issued by the VIEs and held by Citigroup as trading assets, as well as related trading liabilities in the form of prepaid equity derivatives. These trading assets and trading liabilities were formerly eliminated in consolidation.

The following table reflects the incremental impact of adopting SFAS 166/167 on Citigroup’s GAAP assets, liabilities, and stockholders’ equity.

In billions of dollars	January 1, 2010
Assets
Trading account assets	$(9.9)
Investments	(0.6)
Loans	159.4
Allowance for loan losses	(13.4)
Other assets	1.8
Total assets	$137.3
Liabilities
Short-term borrowings	$58.3
Long-term debt	86.1
Other liabilities	1.3
Total liabilities	$145.7
Stockholders’ equity
Retained earnings	$(8.4)
Total stockholders’ equity	(8.4)
Total liabilities and stockholders’ equity	$137.3

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
     The impact on certain of Citigroup’s regulatory capital ratios of adopting these new accounting standards, reflecting immediate implementation of the recently issued final risk-based capital rules regarding SFAS 166/167, was as follows:

	As of January 1, 2010
	Impact
Tier 1 Capital	(141	) bps
Total Capital	(142	) bps
Non-Consolidation of Certain Investment Funds
The FASB issued Accounting Standards Update No. 2010-10, Consolidation (Topic 810), Amendments for Certain Investment Funds (ASU 2010-10) in the first quarter of 2010. ASU 2010-10 provides a deferral to the requirements of SFAS 167 where the following criteria are met:
  The entity being evaluated for consolidation is an investment company, as defined in ASC 946-10, Financial Services—Investment Companies, or an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with an investment company;
  The reporting enterprise does not have an explicit or implicit obligation to fund losses of the entity that could potentially be significant to the entity; and
  The entity being evaluated for consolidation is not:
– a securitization entity;
– an asset-backed financing entity; or
– an entity that was formerly considered a qualifying special-purpose entity.

The Company has determined that a majority of the investment vehicles managed by Citigroup are provided a deferral from the requirements of SFAS 167, because they meet these criteria. These vehicles continue to be evaluated under the requirements of FIN 46(R) (ASC 810-10), prior to the implementation of SFAS 167.
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

Multiple Foreign Exchange Rates
In May 2010, the FASB issued ASU 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The ASU requires certain disclosure in situations when an entity’s reported balances in U.S. dollar monetary assets held by its foreign entities differ from the actual U.S. dollar-denominated balances due to different foreign exchange rates used in remeasurement and translation. The ASU also clarifies the reporting for the difference between the reported balances and the U.S. dollar-denominated balances upon the initial adoption of highly inflationary accounting. The ASU does not have a material impact on the Company’s accounting.

Effect of a Loan Modification When the Loan Is Part of a Pool Accounted for as a Single Asset (ASU No. 2010-18)
In April 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool Accounted for as a Single Asset. As a result of the amendments in this ASU, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The ASU was effective for reporting periods ending on or after July 15, 2010. The ASU had no material effect on the Company’s financial statements.

FASB Launches Accounting Standards Codification
The FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (now ASC 105, Generally Accepted Accounting Principles). The statement establishes the FASB Accounting Standards Codification™ (Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.
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

Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (now ASC 825-10-50-10, Financial Instruments: Fair Value of Financial Instruments). This FSP requires disclosure of qualitative and quantitative information about the fair value of financial instruments on a quarterly basis, including methods and significant assumptions used to estimate fair value during the period. These disclosures were previously only provided annually.
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
  a valuation technique that uses quoted prices for similar liabilities (or an identical liability) when traded as assets; or
  another valuation technique that is consistent with the principles of ASC 820.
     This ASU also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.
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
     As a result of the FSP, the Company’s Consolidated Statement of Income reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale (AFS) and held-to-maturity (HTM) debt securities that management has no intent to sell and believes that it more-likely-than-not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in Accumulated other comprehensive income (AOCI). The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using the Company’s cash flow projections and its base assumptions. As a result of the adoption of the FSP, Citigroup’s income in the first quarter of 2009 was higher by $631 million on a pretax basis ($391 million on an after-tax basis) and AOCI was decreased by a corresponding amount.
     The cumulative effect of the change included an increase in the opening balance of Retained earnings at January 1, 2009 of $665 million on a pretax basis ($413 million after-tax). See Note 15 to the Consolidated Financial Statements for disclosures related to the Company’s investment securities and OTTI.

Business Combinations
In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (now ASC 805-10, Business Combinations), which is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The statement retains the fundamental principle that the acquisition method of accounting (which was called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The statement also retains the guidance for identifying and recognizing intangible assets separately from goodwill. The most significant changes are: (1) acquisition costs and restructuring costs will now be expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arrangements will be measured at fair value with changes in fair value reported in earnings each period for non-equity classified contingent consideration; and (4) the acquirer will record a 100% step-up to fair value for all assets and liabilities, including the minority interest portion, and goodwill is recorded as if a 100% interest was acquired.
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

SEC Staff Guidance on Loan Commitments Recorded at Fair Value Through Earnings
On January 1, 2008, the Company adopted Staff Accounting Bulletin No. 109 (SAB 109), which requires that the fair value of a written loan commitment that is marked to market through earnings should include the future cash flows related to the loan’s servicing rights. However, the fair value measurement of a written loan commitment still must exclude the expected net cash flows related to internally developed intangible assets (such as customer relationship intangible assets). SAB 109 applies to two types of loan commitments: (1) written mortgage loan commitments for loans that will be held-for-sale when funded and are marked to market as derivatives; and (2) other written loan commitments that are accounted for at fair value through earnings under the fair value option. SAB 109 supersedes SAB 105, which applied only to derivative loan commitments and allowed the expected future cash flows related to the associated servicing of the loan to be recognized only after the servicing asset had been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB 109 was applied prospectively to loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adopting this SAB was not material.

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
     The following table shows the effect of adopting the FSP on Citigroup’s basic and diluted EPS:

	2010	2009	2008
Basic earnings per share
As reported	N/A	N/A	$(5.59)
Two-class method	$0.36	$(0.80)	(5.63)
Diluted earnings per share (1)
As reported	N/A	N/A	(5.59)
Two-class method	0.35	(0.80)	(5.63)

(1)	Diluted EPS is the same as Basic EPS in 2009 and 2008 due to the net loss available to common shareholders. Using actual diluted shares would result in anti-dilution.
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
     This issue was effective for Citigroup on January 1, 2009 and did not have a material impact.

Equity Method Investment Accounting Considerations
In November 2008, the FASB ratified the consensus reached by the EITF on Issue 08-6, “Equity Method Investment Accounting Considerations” (Issue 08-6) (now ASC 323-10, Investments—Equity Method and Joint Ventures). An entity shall measure its equity method investment initially at cost. Any other-than-temporary impairment of an equity method investment should be recognized in accordance with Opinion 18. An equity method investor shall not separately test an investee’s underlying assets for impairment. Share issuance by an investee shall be accounted for as if the equity method investor had sold a proportionate share of its investment, with a gain or loss recognized in earnings.
     This issue was effective for Citigroup on January 1, 2009, and did not have a material impact.

Accounting for Defensive Intangible Assets
In November 2008, the FASB ratified the consensus reached by the EITF on Issue 08-7, “Accounting for Defensive Intangible Assets” (Issue 08-7) (now ASC 350-30-25-5, Intangibles—Goodwill and Other: Defensive Intangible Assets). An acquired defensive asset shall be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer). The useful life assigned to an acquired defensive asset shall be based on the period during which the asset would diminish in value. Issue 08-7 states that it would be rare for a defensive intangible asset to have an indefinite life. Issue 08-7 was effective for Citigroup on January 1, 2009, and did not have a material impact.

CVA Accounting Misstatement
In January 2010, the Company determined that an error existed in the process used to value certain liabilities for which the Company elected the fair value option (FVO). The error related to a calculation intended to measure the impact on the liability’s fair value attributable to Citigroup’s credit spreads. Because of the error in the process, both an initial Citi contractual credit spread and an initial own-credit valuation adjustment were being included at the time of issuance of new Citi FVO debt. The own-credit valuation adjustment was properly included; therefore, the initial Citi contractual credit spread should have been excluded. (See Note 26 for a description of own-credit valuation adjustments.) The cumulative effect of this error from January 1, 2007 (the date that SFAS 157 (ASC 820), requiring the valuation of own-credit for FVO liabilities, was adopted) through December 31, 2008 was to overstate income and retained earnings by $204 million ($330 million on a pretax basis). The impact of this adjustment was determined not to be material to the Company’s results of operations and financial position for any previously reported period. Consequently, in the accompanying financial statements, the cumulative effect through December 31, 2008 was recorded in 2009.

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

See Note 33 to the Consolidated Financial Statements.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

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

Credit Quality and Allowance for Credit Losses Disclosures
In July 2010, the FASB issued ASU No. 2010-20, Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses. The ASU requires a greater level of disaggregated information about the allowance for credit losses and the credit quality of financing receivables. The period-end balance disclosure requirements for loans and the allowance for loans losses are effective for reporting periods ending on or after December 15, 2010 and are included in this annual report (see Notes 16 and 17), while disclosures for activity during a reporting period in the loan and allowance for loan losses accounts will be effective for reporting periods beginning on or after December 15, 2010. The FASB has deferred the troubled debt restructuring (TDR) disclosure requirements that were part of this ASU. The disclosures on TDRs were supposed to be required for the first quarter of 2011. However, FASB has postponed the effective date to be concurrent with the effective date of the proposed guidance for identifying a TDR, expected to be in the second quarter of 2011.

Potential Amendments to Current Accounting Standards
In January 2011, the FASB issued the Proposed Accounting Standards Update—Balance Sheet (Topic 210): Offsetting, to propose a framework for offsetting financial assets and liabilities. This proposal would prohibit netting most derivative contracts covered by ISDA master netting agreements and also prohibit netting most repurchase/resale agreements under standard industry agreements that are allowed to be netted today and would result in a significant gross-up of assets and liabilities on the balance sheet.
     The FASB and IASB are currently working on several joint projects, including amendments to existing accounting standards governing financial instruments and lease accounting. Upon completion of the standards, the Company will need to re-evaluate its accounting and disclosures. The FASB is proposing sweeping changes to the classification and measurement of financial instruments, hedging and impairment guidance. The FASB is also working on a project that would require all leases to be capitalized on the balance sheet. These projects will have significant impacts for the Company. However, due to ongoing deliberations of the standard-setters, the Company is currently unable to determine the effect of future amendments or proposals.

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

2. BUSINESS DEVELOPMENTS

DIVESTITURES
The following divestitures occurred in 2008, 2009 and 2010 and do not qualify as Discontinued operations. Divestitures that qualified as Discontinued operations are discussed in Note 3 to the Consolidated Financial Statements.

Sale of Primerica
In April 2010, Citi completed the IPO of Primerica and sold approximately 34% to public investors. In the same month, Citi completed the sale of approximately 22% of Primerica to Warburg Pincus, a private equity firm. Citi contributed 4% of the Primerica shares to Primerica for employee and agent stock-based awards immediately prior to the sales. Citi retains an approximate 40% interest in Primerica after the sales and records the investment under the equity method. Citi recorded an after-tax gain on sale of $26 million.

Concurrent with the sale of the shares, Citi entered into co-insurance agreements with Primerica to reinsure up to 90% of the risk associated with the in-force insurance policies.

Sale of Phibro LLC
On December 31, 2009, the Company sold 100% of its interest in Phibro LLC to Occidental Petroleum Corporation for a purchase price equal to approximately the net asset value of the business.
     The decision to sell Phibro was the outcome of an evaluation of a variety of alternatives and is consistent with Citi’s core strategy of a client-centered business model. The sale of Phibro does not affect Citi’s client-facing commodities business lines, which will continue to operate and serve the needs of Citi’s clients throughout the world.

Sale of Citi’s Nikko Asset Management Business and Trust and Banking Corporation
On October 1, 2009, the Company completed the sale of its entire stake in Nikko Asset Management (Nikko AM) to the Sumitomo Trust and Banking Co., Ltd. (Sumitomo Trust) and completed the sale of Nikko Citi Trust and Banking Corporation to Nomura Trust & Banking Co. Ltd.
     The Nikko AM transaction was valued at 120 billion yen (U.S. $1.3 billion at an exchange rate of 89.60 yen to U.S. $1.00 as of September 30, 2009). The Company received all-cash consideration of 75.6 billion yen (U.S. $844 million), after certain deal-related expenses and adjustments, for its 64% beneficial ownership interest in Nikko AM. Sumitomo Trust also acquired the beneficial ownership interests in Nikko AM held by various minority investors in Nikko AM, bringing Sumitomo Trust’s total ownership stake in Nikko AM to 98.55% at closing.
     For the sale of Nikko Citi Trust and Banking Corporation, the Company received all-cash consideration of 19 billion yen (U.S. $212 million at an exchange rate of 89.60 yen to U.S. $1.00 as of September 30, 2009) as part of the transaction, subject to certain post-closing purchase price adjustments.

Retail Partner Cards Sales
During 2009, Citigroup sold its Financial Institutions (FI) and Diners Club North America credit card businesses. Total credit card receivables disposed of in these transactions was approximately $2.2 billion. During 2010, Citigroup sold its Canadian MasterCard business and U.S. retail sales finance portfolios. Total credit card receivables disposed of in these transactions was approximately $3.6 billion. Each of these businesses is in Local Consumer Lending.
Joint Venture with Morgan Stanley
On June 1, 2009, Citi and Morgan Stanley established a joint venture (JV) that combines the Global Wealth Management platform of Morgan Stanley with Citigroup’s Smith Barney, Quilter and Australia private client networks. Citi sold 100% of these businesses to Morgan Stanley in exchange for a 49% stake in the JV and an upfront cash payment of $2.75 billion. The Brokerage and Asset Management business recorded a pretax gain of approximately $11.1 billion ($6.7 billion after-tax) on this sale. Both Morgan Stanley and Citi will access the JV for retail distribution, and each firm’s institutional businesses will continue to execute order flow from the JV.
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

Sale of Upromise Cards Portfolio
During 2008, the Company sold substantially all of the Upromise Cards portfolio to Bank of America for an after-tax gain of $127 million ($201 million pretax). The portfolio sold had balances of approximately $1.2 billion of credit card receivables. This transaction was reflected in the North America Regional Consumer Banking business results.

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

3. DISCONTINUED OPERATIONS

Sale of The Student Loan Corporation
On September 17, 2010, the Company announced that The Student Loan Corporation (SLC), an indirect subsidiary that was 80% owned by Citibank and 20% owned by public shareholders, and which was part of the Citi Holdings segment, entered into definitive agreements that resulted in the divestiture of Citi’s private student loan business and approximately $31 billion of its approximate $40 billion in assets to Discover Financial Services (Discover) and SLM Corporation (Sallie Mae). The transaction closed on December 31, 2010. As part of the transaction, Citi provided Sallie Mae with $1.1 billion of seller-financing.

     This sale was reported as discontinued operations for the third and fourth quarters of 2010 only. Prior periods were not reclassified due to the immateriality of the impact in those periods. The total 2010 impact from the sale of SLC resulted in an overall after-tax loss of $427 million.
     Additionally, as part of the transactions, Citibank, N.A. purchased approximately $8.6 billion of assets from SLC prior to the sale of SLC.
     The following is a summary as of December 31, 2010 of the assets and liabilities for the operations related to the SLC business sold:

In millions of dollars	2010
Assets
Loans, net of unearned income	$29,569
Allowance for loan losses	(39)
Total loans, net	29,530
Other assets	1,726
Total assets	$31,256
Liabilities
Long-term debt	$28,797
Other liabilities	208
Total liabilities	$29,005

     Summarized financial information for discontinued operations, including cash flows, related to the sale of SLC follows:

In millions of dollars	2010	(1)
Total revenues, net of interest expense	$(577	) (2)
Income (loss) from discontinued operations	$97
Loss on sale	(825)
Benefit for income taxes	(339)
Loss from discontinued operations, net of taxes	$(389)

In millions of dollars	2010	(1)
Cash flows from operating activities	$5,106
Cash flows from investing activities	1,532
Cash flows from financing activities	(6,483)
Net cash provided by discontinued operations	$155

(1)       Amounts reflect activity from July 1, 2010 through December 31, 2010 only.
(2)       Total revenues include gain or loss on sale, if applicable.

Sale of Nikko Cordial
On October 1, 2009 the Company announced the successful completion of the sale of Nikko Cordial Securities to Sumitomo Mitsui Banking Corporation. The transaction had a total cash value to Citi of 776 billion yen (U.S. $8.7 billion at an exchange rate of 89.60 yen to U.S. $1.00 as of September 30, 2009). The cash value is composed of the purchase price for the transferred business of 545 billion yen, the purchase price for certain Japanese-listed equity securities held by Nikko Cordial Securities of 30 billion yen, and 201 billion yen of excess cash derived through the repayment of outstanding indebtedness to Citi. After considering the impact of foreign exchange hedges of the proceeds of the transaction, the sale resulted in an immaterial gain in 2009. A total of about 7,800 employees were included in the transaction.
     The Nikko Cordial operations had total assets and total liabilities of approximately $24 billion and $16 billion, respectively, at the time of sale, which were reflected in Citi Holdings prior to the sale.
     Results for all of the Nikko Cordial businesses sold are reported as Discontinued operations for all periods presented.
     Summarized financial information for Discontinued operations, including cash flows, related to the sale of Nikko Cordial is as follows:

In millions of dollars	2010	2009	2008
Total revenues, net of interest expense (1)	$92	$646	$1,194
Income (loss) from discontinued
operations	$(7)	$(623)	$(694)
Gain on sale	94	97	—
Benefit for income taxes	(122)	(78)	(286)
Income (loss) from discontinued
operations, net of taxes	$209	$(448)	$(408)

In millions of dollars	2010	2009	2008
Cash flows from operating activities	$(134)	$(1,830)	$(675)
Cash flows from investing activities	185	1,824	768
Cash flows from financing activities	—	—	—
Net cash provided by (used in)
discontinued operations	$51	$(6)	$93

(1)	Total revenues include gain or loss on sale, if applicable.
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
     Summarized financial information for Discontinued operations, including cash flows, related to the sale of the German retail banking operations is as follows:

In millions of dollars	2010	2009	2008
Total revenues, net of interest
expense (1)	$55	$87	$6,592
Income (loss) from discontinued
operations	$(15)	$(22)	$1,438
Gain on sale	15	(41)	3,695
Provision (benefit) for income taxes	(55)	(42)	426
Income (loss) from discontinued
operations, net of taxes (2)(3)	$55	$(21)	$4,707

In millions of dollars	2010	2009	2008
Cash flows from operating activities	$2	$5	$(4,719)
Cash flows from investing activities	9	1	18,547
Cash flows from financing activities	(3)	(6)	(14,226)
Net cash provided by (used in)
discontinued operations	$8	$—	$(398)

(1)	Total revenues include gain or loss on sale, if applicable.
(2)	During 2010, the Company completed an income tax audit in Germany related to the business sold in 2008. As a result of completing this audit, the Company has released reserves of approximately $68 million after-tax.
(3)	During 2010, the Company recorded a $19 million after-tax write-down of goodwill related to an accounting error, which affected the German business sold in 2008.

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
     Summarized financial information for Discontinued operations, including cash flows, related to the sale of CitiCapital is as follows:

In millions of dollars	2010	2009	2008
Total revenues, net of interest
expense (1)	$6	$46	$24
Income (loss) from discontinued operations	$(3)	$(8)	$40
Gain (loss) on sale	—	17	(506)
Provision (benefit) for income taxes	(1)	4	(202)
Income (loss) from discontinued
operations, net of taxes	$(2)	$5	$(264)

In millions of dollars	2010	2009	2008
Cash flows from operating activities	$—	$—	$(287)
Cash flows from investing activities	—	—	349
Cash flows from financing activities	—	—	(61)
Net cash provided by
discontinued operations	$—	$—	$1

(1)       Total revenues include gain or loss on sale, if applicable.
Combined Results for Discontinued Operations
The following is summarized financial information for the SLC business, Nikko Cordial business, German retail banking operations and CitiCapital business.
     In addition to the businesses noted above, the following affected Discontinued operations. During 2010, certain tax reserves were released, in relation to the sale of Citigroup’s Life Insurance and Annuity business in 2005, due to favorable resolutions with the IRS. This resulted in an after-tax gain of $59 million in 2010. During 2009, contingent consideration payments of $29 million pretax ($19 million after tax) were received related to the sale of Citigroup’s Asset Management business, which was sold in December 2005. During 2008, in relation to the sale of its Life Insurance and Annuity business in 2005, the Company fulfilled its previously agreed upon obligations with regard to its remaining 10% economic interest in the long-term care business that it had sold to the predecessor of Genworth Financial in 2000. The reimbursement resulted in a pretax loss of $50 million ($33 million after tax) at December 31, 2008. The Asset Management and the Life Insurance and Annuity transactions are included in these balances.

In millions of dollars	2010	2009	2008
Total revenues, net of interest
expense (1)	$(410)	$779	$7,810
Income (loss) from discontinued operations	$72	$(653)	$784
Gain (loss) on sale	(702)	102	3,139
Benefit for income taxes	(562)	(106)	(79)
Income (loss) from discontinued
operations, net of taxes	$(68)	$(445)	$4,002

In millions of dollars	2010	2009	2008
Cash flows from operating activities	$4,974	$(1,825)	$(5,681)
Cash flows from investing activities	1,726	1,854	19,664
Cash flows from financing activities	(6,486)	(6)	(14,287)
Net cash provided by (used in)
discontinued operations	$214	$23	$(304)

(1)       Total revenues include gain or loss on sale, if applicable.

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
     The Company’s ICG segment is composed of Securities and Banking and Transaction Services and provides corporations, governments, institutions and investors in approximately 100 countries with a broad range of banking and financial products and services.
     The Citi Holdings segment is composed of the Brokerage and Asset Management, Local Consumer Lending and Special Asset Pool.
     Corporate/Other includes net treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications (eliminations), the results of discontinued operations and unallocated taxes.
     The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements.

The following table presents certain information regarding the Company’s continuing operations by segment:

										Identifiable
	Revenues,			Provision (benefit)			Income (loss) from			assets
	net of interest expense		(1)	for income taxes			continuing operations		(1)(2)(3)	at year end
In millions of dollars, except
identifiable assets in billions	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009
Regional Consumer Banking	$32,442	$24,814	$27,421	$1,396	$(98)	$235	$4,767	$2,478	$(2,767)	$330	$256
Institutional Clients Group	33,118	36,898	34,674	3,544	4,599	2,209	10,253	12,921	9,419	953	882
Subtotal Citicorp	$65,560	$61,712	$62,095	$4,940	$4,501	$2,444	$15,020	$15,399	$6,652	$1,283	$1,138
Citi Holdings	19,287	29,128	(8,238)	(2,554)	(6,878)	(22,185)	(4,023)	(8,848)	(36,497)	359	487
Corporate/Other	1,754	(10,555)	(2,258)	(153)	(4,356)	(585)	(46)	(7,617)	(2,184)	272	232
Total	$86,601	$80,285	$51,599	$2,233	$(6,733)	$(20,326)	$10,951	$(1,066)	$(32,029)	$1,914	$1,857

(1)	Includes Citicorp total revenues, net of interest expense, in North America of $26.7 billion, $19.9 billion and $21.6 billion; in EMEA of $11.7 billion, $15.0 billion and $11.5 billion; in Latin America of $12.8 billion, $12.7 billion and $13.3 billion; and in Asia of $14.4 billion, $14.1 billion and $15.7 billion in 2010, 2009 and 2008, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.
(2)	Includes pretax provisions (credits) for credit losses and for benefits and claims in the Regional Consumer Banking results of $9.8 billion, $7.4 billion and $6.3 billion; in the ICG results of $(84) million, $1.8 billion and $2.0 billion; and in the Citi Holdings results of $16.3 billion, $31.1 billion and $26.3 billion for 2010, 2009 and 2008, respectively.
(3)	Corporate/Other reflects the restructuring charge, net of changes in estimates of $1.5 billion for 2008. Of the total charge, $890 million is attributable to Citicorp; $267 million to Citi Holdings; and $373 million to Corporate/Other.

5. INTEREST REVENUE AND EXPENSE

For the years ended December 31, 2010, 2009 and 2008, respectively, interest revenue and expense consisted of the following:

In millions of dollars	2010	2009	2008
Interest revenue
Loan interest, including fees	$55,056	$47,457	$62,336
Deposits with banks	1,252	1,478	3,074
Federal funds sold and securities
purchased under agreements to resell	3,156	3,084	9,150
Investments, including dividends	11,238	13,119	10,718
Trading account assets (1)	8,079	10,723	17,446
Other interest	735	774	3,775
Total interest revenue	$79,516	$76,635	$106,499
Interest expense
Deposits (2)	$8,371	$10,146	$20,271
Federal funds purchased and
securities loaned or sold under
agreements to repurchase	2,808	3,433	11,265
Trading account liabilities (1)	379	289	1,257
Short-term borrowings	917	1,425	3,911
Long-term debt	12,389	12,428	16,046
Total interest expense	$24,864	$27,721	$52,750
Net interest revenue	$54,652	$48,914	$53,749
Provision for loan losses	25,194	38,760	33,674
Net interest revenue after
provision for loan losses	$29,458	$10,154	$20,075

(1)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.
(2)	Includes deposit insurance fees and charges of $981 million, $1,467 million and $394 million for the 12 months ended December 31, 2010, 2009 and 2008, respectively. The 12-month period ended December 31, 2009 includes the one-time FDIC special assessment.
6. COMMISSIONS AND FEES

Commissions and fees revenue includes charges to customers for credit and bank cards, including transaction processing fees and annual fees; advisory and equity and debt underwriting services; lending and deposit-related transactions, such as loan commitments, standby letters of credit and other deposit and loan servicing activities; investment management-related fees, including brokerage services and custody and trust services; and insurance fees and commissions.
     The following table presents commissions and fees revenue for the years ended December 31:

In millions of dollars	2010	2009	2008
Credit cards and bank cards	$3,774	$4,110	$4,517
Investment banking	2,977	3,462	2,284
Smith Barney	—	837	2,836
Trading-related	2,368	2,316	3,178
Transaction services	1,454	1,306	1,423
Other Consumer	1,156	1,272	1,283
Checking-related	1,023	1,043	1,134
Primerica	91	314	416
Loan servicing (1)	353	226	759
Corporate finance (2)	439	678	(4,921)
Other	23	(79)	(54)
Total commissions and fees	$13,658	$15,485	$12,855

(1)	For clarity purposes, Citigroup has reclassified the MSR mark to market and MSR hedging activities from multiple income statement lines together into Other revenue for all periods presented.
(2)	Includes write-downs of approximately $4.9 billion in 2008, net of underwriting fees, on funded and unfunded highly leveraged finance commitments, recorded at fair value and reported as loans held for sale in Other assets. Write-downs were recorded on all highly leveraged finance commitments where there was value impairment, regardless of funding date.

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

In millions of dollars	2010	2009	2008
Regional Consumer Banking	$533	$1,569	$(146)
Institutional Clients Group	5,567	5,626	6,102
Subtotal Citicorp	$6,100	$7,195	$5,956
Local Consumer Lending	(217)	896	504
Brokerage and Asset Management	(37)	30	(4,958)
Special Asset Pool	2,078	(2,606)	(26,270)
Subtotal Citi Holdings	$1,824	$(1,680)	$(30,724)
Corporate/Other	(407)	553	879
Total Citigroup	$7,517	$6,068	$(23,889)

In millions of dollars	2010	2009	2008
Interest rate contracts (1)	$3,231	$6,211	$(10,369)
Foreign exchange contracts (2)	1,852	2,762	3,921
Equity contracts (3)	995	(334)	(958)
Commodity and other contracts (4)	126	924	970
Credit derivatives (5)	1,313	(3,495)	(17,453)
Total Citigroup	$7,517	$6,068	$(23,889)

(1)	Includes revenues from government securities and corporate debt, municipal securities, preferred stock, mortgage securities, and other debt instruments. Also includes spot and forward trading of currencies and exchange-traded and over-the-counter (OTC) currency options, options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, financial futures, OTC options, and forward contracts on fixed income securities.
(2)	Includes revenues from foreign exchange spot, forward, option and swap contracts, as well as translation gains and losses.
(3)	Includes revenues from common, preferred and convertible preferred stock, convertible corporate debt, equity-linked notes, and exchange-traded and OTC equity options and warrants.
(4)	Primarily includes revenues from crude oil, refined oil products, natural gas, and other commodities trades.
(5)	Includes revenues from structured credit products.
8. INCENTIVE PLANS

The Company has adopted a number of equity compensation plans under which it currently administers award programs involving grants of stock options, restricted or deferred stock awards, and stock payments. The award programs are used to attract, retain and motivate officers, employees and non-employee directors, to provide incentives for their contributions to the long-term performance and growth of the Company, and to align their interests with those of stockholders. Certain of these equity issuances also increase the Company’s stockholders’ equity. The plans and award programs are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors (the Committee), which is composed entirely of independent non-employee directors. Since April 19, 2005, all equity awards have been pursuant to stockholder-approved plans.
     At December 31, 2010, approximately 806.22 million shares were authorized and available for grant under Citigroup’s 2009 Stock Incentive Plan. Citigroup’s general practice has been to deliver shares from treasury stock upon the exercise or vesting of equity awards. However, newly issued shares were issued as stock payments in April 2010 to settle common stock equivalent awards granted in January 2010. Newly issued shares were also issued as stock payments in January 2011. Citigroup will be reviewing its general practice in 2011 and might begin using newly issued shares more regularly in 2011 or 2012 as an alternative to treasury shares. There is no income statement difference between treasury stock issuances and newly issued share issuances.
     The following table shows components of compensation expense relating to the Company’s stock-based compensation programs as recorded during 2010, 2009 and 2008:

In millions of dollars	2010	2009	2008
Charges for estimated awards to
retirement-eligible employees	$366	$207	$110
Option expense	197	55	29
Amortization of deferred cash awards and
deferred cash stock units	280	113	—
Amortization of MC LTIP awards (1)	—	19	18
Amortization of salary stock awards	173	162	—
Amortization of restricted and deferred
stock awards (2)	747	1,543	3,133
Total	$1,763	$2,099	$3,290

(1)	Management Committee Long-Term Incentive Plan (MC LTIP) awards were granted in 2007. The awards expired in December 2009 without the issuance of shares.
(2)	The 2008 period includes amortization of expense over the remaining life of all unvested, restricted and deferred stock awards granted to all employees prior to 2006. All periods include amortization expense for all unvested awards to non-retirement-eligible employees on or after January 1, 2006. Amortization is recognized net of estimated forfeitures of awards.

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
     Continuous employment within Citigroup is generally required to vest in CAP and other stock award programs. Typically, exceptions allow vesting for participants whose employment is terminated involuntarily during the vesting period for a reason other than “gross misconduct,” who meet specified age and service requirements before leaving employment (retirement-eligible participants), or who die or become disabled during the vesting period. Post-employment vesting by retirement-eligible participants is generally conditioned upon their refraining from competing with Citigroup during the remaining vesting period.
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
     From time to time, restricted or deferred stock awards and/or stock option grants are made to induce talented employees to join Citigroup or as special retention awards to key employees. Vesting periods vary, but are generally two to four years. Generally, recipients must remain employed through the vesting dates to vest in the awards, except in cases of death, disability, or involuntary termination other than for “gross misconduct.” Unlike CAP, these awards do not usually provide for post-employment vesting by retirement-eligible participants.
     For all stock awards, during the applicable vesting period, the shares awarded are not issued to participants (in the case of a deferred stock award) or cannot be sold or transferred by the participants (in the case of a restricted stock award), until after the vesting conditions have been satisfied. Recipients of deferred stock awards do not have any stockholder rights until shares are delivered to them, but they generally are entitled to receive dividend-equivalent payments during the vesting period. Recipients of restricted stock awards are entitled to a limited voting right and to receive dividend or dividend-equivalent payments during the vesting period. Once a stock award vests, the shares become freely transferable (but certain executives are required to hold the shares subject to a stock ownership commitment).
     CAP awards made in January 2011 to “identified staff” in the European Union have several features that differ from the generally applicable CAP provisions described above. “Identified staff” are those Citigroup employees whose compensation is subject to various banking regulations on sound incentive compensation policies in the European Union. These CAP awards vest in full after three years of service, are subject to a six-month sale restriction after vesting, and are subject to cancellation if there is a material downturn in Citigroup’s or the employee’s business unit’s financial performance or a material failure of risk management (the EU clawback).
     A portion of the immediately vested cash incentive compensation awarded in January 2011 to selected highly compensated employees was delivered in immediately-vested stock payments. In the European Union, this stock was subject to a six-month sale restriction.
     Annual incentive awards made in January 2011, January 2010, and December 2009 to certain executive officers and highly compensated employees were made in the form of long-term restricted stock (LTRS), with terms prescribed by the Emergency Economic Stabilization Act of 2008, as amended (EESA). The senior executive officers and next 20 most highly compensated employees for 2010 (the 2010 Top 25), and the senior executive officers and the next 95 most highly compensated employees for 2009 (the 2009 Top 100), were eligible for LTRS awards. LTRS awards vest in full after three years of service and there are no provisions for early vesting of LTRS in the event of retirement, involuntary termination of employment or change in control, but early vesting will occur upon death or disability.
     Annual incentive awards made in January 2011 to executive officers have a performance-based vesting condition. If Citigroup has pretax net losses during any of the years of the deferral period, the Personnel and Compensation Committee of Citigroup’s Board of Directors may exercise its discretion to eliminate or reduce the number of shares that vest for that year. This performance-based vesting condition applies to CAP and LTRS awards made in January 2011 to executive officers.
     All CAP and LTRS awards made in January 2011 provide for a clawback that applies in the case of employee misconduct or where the awards were based on earnings that were misstated or on materially inaccurate performance metric criteria. For EU participants who are “identified staff,” this clawback is in addition to the EU clawback described above.

     In September 2010, salary stock was paid to the 2010 Top 25 (other than the CEO) in a manner consistent with the salary stock payments made in 2009 pursuant to rulings issued by the Special Master for TARP Executive Compensation (the Special Master). The salary stock paid for 2010, net of tax withholdings, is transferable over a 12-month period beginning in January 2011. There are no provisions for early release of these transfer restrictions in the event of retirement, involuntary termination of employment, change in control, or any other reason. In 2009 and January 2010, the 2009 Top 100 received salary stock payments that become transferrable in monthly installments over periods of either one year or three years beginning in January 2010.
     Incentive compensation in respect of 2009 performance for the 2009 Top 100 was administered pursuant to structures approved by the Special Master. Pursuant to such structures, the affected employees did not participate in CAP and instead received equity compensation in the form of fully vested stock payments, LTRS and other restricted and deferred stock awards subject to vesting requirements and sale restrictions. The other restricted and deferred stock awards vest ratably over three years pursuant to terms similar to CAP awards, but vested shares are subject to sale restrictions until the later of the first anniversary of the regularly scheduled vesting date or January 20, 2013.
     Unearned compensation expense associated with CAP and other stock awards described above represents the market value of Citigroup common stock at the date of grant and is recognized as a charge to income ratably over the vesting period, except for those awards granted to retirement-eligible employees and salary stock and other immediately vested awards. The charge to income for awards made to retirement-eligible employees is accelerated based on the dates the retirement rules are met. Stock awards to retirement-eligible employees and salary stock and other immediately vested awards are recognized in the year prior to the grant in the same manner as cash incentive compensation is accrued. Certain stock awards with performance conditions or clawback provisions may be subject to variable accounting.
     In connection with its agreement to repay $20 billion of its TARP obligations to the U.S. Treasury Department in December 2009, Citigroup announced that $1.7 billion of incentive compensation that would have otherwise been awarded in cash to employees in respect of 2009 performance would instead be awarded as “common stock equivalent” (CSE) awards. CSE awards were denominated in U.S. dollars or in local currency and were settled by stock payments made in April 2010.
     The number of shares delivered to recipients was equal to their individual CSE award value divided by the fair market value of Citi common stock on the settlement date ($4.93), less shares withheld for taxes, as applicable. For CSEs awarded to certain employees whose compensation structure was approved by the Special Master, 50% of the shares delivered in April 2010 were subject to restrictions on sale and transfer until January 20, 2011. In lieu of 2010 CAP awards, certain retirement-eligible employees were instead awarded CSEs that were settled by stock payments in April 2010, but the shares delivered are subject to restrictions on sale or transfer that will lapse in four equal annual installments beginning January 20, 2011. CSE awards were generally accrued as compensation expense in the year 2009 and were recorded as a liability from the January 2010 grant date until the settlement date in April 2010. CSE awards were paid with new issues of common stock as an exception to the Company’s then-current practice of delivering shares from treasury stock, and the recorded liability was reclassified to equity at that time.
     Generally, in order to reduce the use of shares under Citigroup’s stockholder-approved stock incentive plan, the percentages of total annual incentives awarded pursuant to CAP in January 2009 and January 2010 were reduced and were instead awarded as deferred cash awards in the U.S. and the U.K. The deferred cash awards are subject to two-year and four-year vesting schedules, but the other terms and conditions are the same as CAP awards made in those years. The deferred cash awards earn a return during the vesting period based on LIBOR; in 2010 only, a portion of the deferred cash award was denominated as a stock unit, the value of which will fluctuate based on the price of Citi common stock. In both cases, only cash will be delivered at vesting.

     In January 2009, members of the Management Executive Committee (except the CEO and CFO) received 30% of their incentive awards for 2008 as performance vesting-equity awards. These awards vest 50% if the price of Citigroup common stock meets a price target of $10.61, and 50% for a price target of $17.85, in each case on or prior to January 14, 2013. The price target will be met only if the NYSE closing price equals or exceeds the applicable price target for at least 20 NYSE trading days within any period of 30 consecutive NYSE trading days ending on or before January 14, 2013. Any shares that have not vested by such date will vest according to a fraction, the numerator of which is the share price on the delivery date and the denominator of which is the price target of the unvested shares. No dividend equivalents are paid on unvested awards. The fair value of the awards is recognized as compensation expense ratably over the vesting period. This fair value was determined using the following assumptions:

Weighted-average per-share fair value	$2.30
Weighted-average expected life	3.85 years
Valuation assumptions
Expected volatility	36.07%
Risk-free interest rate	1.21%
Expected dividend yield	0.88%

     CAP participants in 2008, 2007, 2006 and 2005, and Financial Advisor CAP (FA CAP) participants in those years and in 2009, could elect to receive all or part of their award in stock options. The figures presented in the stock option program tables (see “Stock Option Programs” below) include options granted in lieu of CAP and FA CAP stock awards in those years.
     On July 17, 2007, the Committee approved the Management Committee Long-Term Incentive Plan (MC LTIP) (pursuant to the terms of the shareholder-approved 1999 Stock Incentive Plan) under which participants received an equity award that could be earned based on Citigroup’s performance against various metrics relative to peer companies and publicly stated return on equity (ROE) targets measured at the end of each calendar year beginning with 2007. The final expense for each of the three consecutive calendar years was adjusted based on the results of the ROE tests. No awards were earned for 2009, 2008 or 2007 and no shares were issued because performance targets were not met. No new awards were made under the MC LTIP since the initial award in July 2007.

     A summary of the status of Citigroup’s unvested stock awards at December 31, 2010 and changes during the 12 months ended December 31, 2010 are presented below:

		Weighted-average
		grant date
Unvested stock awards	Shares	fair value
Unvested at January 1, 2010	187,950,748	$19.53
New awards	628,158,906	4.34
Cancelled awards	(27,569,242)	14.10
Vested awards (1)	(463,458,743)	7.86
Unvested at December 31, 2010	325,081,669	$7.28

(1)	The weighted-average market value of the vestings during 2010 was approximately $4.64 per share.

     At December 31, 2010, there was $965 million of total unrecognized compensation cost related to unvested stock awards net of the forfeiture provision. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Stock Option Programs
The Company has a number of stock option programs for its non-employee directors, officers and employees. Generally, in January 2008, 2007 and 2006, stock options were granted only to CAP and FA CAP participants who elected to receive stock options in lieu of restricted or deferred stock awards, and to non-employee directors who elected to receive their compensation in the form of a stock option grant. Beginning in 2009, CAP participants, and directors may no longer elect to receive stock options (however, FA CAP participants were permitted to make a stock option election for awards made in 2009). Occasionally, stock options also may be granted as sign-on awards. All stock options are granted on Citigroup common stock with exercise prices that are no less than the fair market value at the time of grant (which is defined under the plan to be the NYSE closing price on the trading day immediately preceding the grant date or on the grant date for grants to executive officers). Generally, options granted from 2003 through 2009 have six-year terms and vest ratably over three- or four-year periods; however, directors’ options cliff vest after two years, and vesting schedules for sign-on grants may vary. The sale of shares acquired through the exercise of employee stock options granted from 2003 through 2008 (and FA CAP options granted in 2009) is restricted for a two-year period (and may be subject to the stock ownership commitment of senior executives thereafter).

       Prior to 2003, Citigroup options, including options granted since the date of the merger of Citicorp and Travelers Group, Inc., generally vested at a rate of 20% per year over five years (with the first vesting date occurring 12 to 18 months following the grant date) and had 10-year terms. Certain options, mostly granted prior to January 1, 2003 and with 10-year terms, permit an employee exercising an option under certain conditions to be granted new options (reload options) in an amount equal to the number of common shares used to satisfy the exercise price and the withholding taxes due upon exercise. The reload options are granted for the remaining term of the related original option and vest after six months. Reload options may in turn be exercised using the reload method, given certain conditions. An option may not be exercised using the reload method unless the market price on the date of exercise is at least 20% greater than the option to purchase.
       On February 14, 2011, Citigroup granted options exercisable for approximately 29 million shares of Citi common stock to certain of its executive officers. The options have six-year terms and vest in three equal annual installments beginning on February 14, 2012. The exercise price of the options is $4.91, which was the closing price of a share of Citi common stock on the grant date. On any exercise of the options before the fifth anniversary of the grant date, the shares received on exercise (net of the amount required to pay taxes and the exercise price) are subject to a one-year transfer restriction.
       On April 20, 2010, Citigroup made an option grant to a group of employees who were not eligible for the October 29, 2009, broad-based grant described below. The options were awarded with a strike price equal to the NYSE closing price on the trading day immediately preceding the date of grant ($4.88). The options vest in three annual installments beginning on October 29, 2010. The options have a six-year term.
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
       From 1997 to 2002, a broad base of employees participated in annual option grant programs. The options vested over five-year periods, or cliff vested after five years, and had 10-year terms but no reload features. No grants have been made under these programs since 2002.

Information with respect to stock option activity under Citigroup stock option programs for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010			2009			2008
		Weighted-			Weighted-			Weighted-
		average	Intrinsic		average	Intrinsic		average	Intrinsic
		exercise	value		exercise	value		exercise	value
	Options	price	per share	Options	price	per share	Options	price	per share
Outstanding, beginning of period	404,044,806	$12.75	$—	143,860,657	$41.84	$—	172,767,122	$43.08	$—
Granted—original	44,500,171	4.78	—	321,244,728	4.27	—	18,140,448	24.70	—
Granted—reload	—	—	—	—	—	—	15,984	28.05	—
Forfeited or exchanged	(43,680,864)	11.51	—	(39,285,305)	36.98	—	(24,080,659)	42.19	—
Expired	(29,358,634)	45.87	—	(21,775,274)	36.21	—	(20,441,584)	38.88	—
Exercised	(645,381)	4.08	0.38	—	—	—	(2,540,654)	22.36	—
Outstanding, end of period	374,860,098	$9.37	$—	404,044,806	$12.75	$—	143,860,657	$41.84	$—
Exercisable, end of period	151,897,095			78,939,093			123,654,795

The following table summarizes the information about stock options outstanding under Citigroup stock option programs at December 31, 2010:

	Options outstanding			Options exercisable
		Weighted-average
	Number	contractual life	Weighted-average	Number	Weighted-average
Range of exercise prices	outstanding	remaining	exercise price	exercisable	exercise price
$2.97–$9.99	318,677,392	4.9 years	$4.17	105,316,879	$4.18
$10.00–$19.99	5,465,017	7.8 years	14.77	1,414,660	14.54
$20.00–$29.99	9,766,158	3.5 years	24.51	5,423,229	24.64
$30.00–$39.99	4,636,301	4.0 years	34.44	3,636,302	34.68
$40.00–$49.99	30,889,716	0.6 years	46.10	30,889,233	46.10
$50.00–$56.41	5,425,514	1.3 years	52.14	5,216,792	52.06
	374,860,098	4.5 years	$9.37	151,897,095	$15.91

       As of December 31, 2010, there was $252.8 million of total unrecognized compensation cost related to stock options; this cost is expected to be recognized over a weighted-average period of 1.3 years.

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

For options granted during	2010	2009	2008
Weighted-average per-share fair
value, at December 31	$1.66	$1.38	$3.62
Weighted-average expected life
Original grants	6.06 years	5.87 years	5.00 years
Reload grants	N/A	N/A	1.04 years
Valuation assumptions
Expected volatility	36.42%	35.89%	25.11%
Risk-free interest rate	2.88%	2.79%	2.76%
Expected dividend yield	0.00%	0.02%	4.53%
Expected annual forfeitures
Original and reload grants	9.62%	7.60%	7.00%

N/A Not applicable

Profit Sharing Plan
In October 2010, the Committee approved awards under the 2010 Key Employee Profit Sharing Plan (KEPSP) which may entitle participants to profit-sharing payments based on an initial performance measurement period of January 1, 2010 through December 31, 2012. Generally, if a participant remains employed and all other conditions to vesting and payment are satisfied, the participant will be entitled to an initial payment in 2013, as well as a holdback payment in 2014 that may be reduced based on performance during the subsequent holdback period (generally, January 1, 2013 through December 31, 2013). If the vesting and performance conditions are satisfied, a participant’s initial payment will equal two-thirds of the product of the cumulative pretax income for the initial performance period and the participant’s applicable percentage. The initial payment will be paid after January 20, 2013, but no later than March 15, 2013.
       The participant’s holdback payment, if any, will equal the product of (a) the lesser of cumulative pretax income of Citicorp (Citigroup less Citi Holdings) for the initial performance period and cumulative pretax income of Citicorp for the initial performance period and the holdback period combined (generally, January 1, 2010 through December 31, 2013), and (b) the participant’s applicable percentage, less the initial payment; provided that the holdback payment may not be less than zero. The holdback payment, if any, will be paid after January 20, 2014, but no later than March 15, 2014. The holdback payment, if any, will be credited with notional interest during the holdback period. It is intended that the initial payment and holdback payment will be paid in cash; however, awards may be paid in Citi common stock if required by regulatory authority. Regulators have required that U.K. participants receive 50% of their initial payment and 50% of their holdback payment, if any, in shares of Citi common stock that will be subject to a six-month sales restriction.
       In addition to the vesting and performance conditions described above, nonvested or undelivered KEPSP payments are subject to forfeiture or reduction if a participant (a) received a payment based on materially inaccurate financial statements (including, but not limited to, statements of earnings, revenues or gains) or any other materially inaccurate performance metric criteria, (b) knowingly engaged in providing inaccurate information (including such participant’s knowingly failing to timely correct inaccurate information) relating to financial statements or performance metrics, (c) materially violated any risk limits established by senior management and/or risk management, or any balance sheet or working capital guidance provided by a business head, or (d) is terminated on account of gross misconduct.
       Independent risk function employees were not eligible to participate in the KEPSP as the independent risk function participates in the determination of whether payouts will be made under the KEPSP. Expense taken in 2010 in respect of the KEPSP was $48 million.
       On February 14, 2011, the Committee approved grants of awards under the 2011 KEPSP to certain executive officers. These awards have a performance period of January 1, 2011 to December 31, 2012 and other terms of the awards are similar to the 2010 KEPSP.
       Additionally, Citigroup may from time to time introduce incentive plans for certain employees that have an incentive-based award component. These awards are not material to Citigroup’s operations.

9. RETIREMENT BENEFITS

The Company has several non-contributory defined benefit pension plans covering certain U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. qualified defined benefit plan provides benefits under a cash balance formula. However, employees satisfying certain age and service requirements remain covered by a prior final average pay formula under that plan. Effective January 1, 2008, the U.S. qualified pension plan was frozen for most employees. Accordingly, no additional compensation-based contributions were credited to the cash balance portion of the plan for existing plan participants after 2007. However, certain employees covered under the prior final pay plan formula continue to accrue benefits. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States.
       The following tables summarize the components of net (benefit) expense recognized in the Consolidated Statement of Income and the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s U.S. qualified and nonqualified pension plans, postretirement plans and plans outside the United States. The Company uses a December 31 measurement date for the U.S. plans as well as the plans outside the United States.

Net (Benefit) Expense

	Pension plans						Postretirement benefit plans
	U.S. plans			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008
Qualified Plans
Benefits earned during the year	$14	$18	$23	$167	$148	$201	$1	$1	$1	$23	$26	$36
Interest cost on benefit obligation	644	649	674	342	301	354	59	61	62	105	89	96
Expected return on plan assets	(874)	(912)	(949)	(378)	(336)	(487)	(8)	(10)	(12)	(100)	(77)	(109)
Amortization of unrecognized
Net transition obligation	—	—	—	(1)	(1)	1	—	—	—	—	—	—
Prior service cost (benefit)	(1)	(1)	(2)	4	4	4	(3)	(1)	—	—	—	—
Net actuarial loss	47	10	—	57	60	24	11	2	4	20	18	21
Curtailment loss (1)	—	47	56	13	22	108	—	—	16	—	—	—
Net qualified (benefit) expense	$(170)	$(189)	$(198)	$204	$198	$205	$60	$53	$71	$48	$56	$44
Nonqualified (benefit) expense	$41	$41	$38	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total net (benefit) expense	$(129)	$(148)	$(160)	$204	$198	$205	$60	$53	$71	$48	$56	$44

(1)	The 2009 curtailment loss in the non-U.S pension plans includes an $18 million gain reflecting the sale of Citigroup’s Nikko operations. See Note 3 to the Consolidated Financial Statements for further discussion of the sale of Nikko operations.

       The estimated net actuarial loss, prior service cost and net transition obligation that will be amortized from Accumulated other comprehensive income (loss) into net expense in 2011 are approximately $147 million, $2 million and $(1) million, respectively, for defined benefit pension plans. For postretirement plans, the estimated 2011 net actuarial loss and prior service cost amortizations are approximately $41 million and $(3) million, respectively.

Net Amount Recognized

	Pension plans				Post retirement benefit plans
	U.S. plans	(1)	Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2010	2009	2010	2009	2010	2009	2010	2009
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$11,178	$11,010	$5,400	$4,563	$1,086	$1,062	$1,141	$937
Benefits earned during the year	14	18	167	148	1	1	23	26
Interest cost on benefit obligation	644	649	342	301	59	60	105	89
Plan amendments	—	—	8	(2)	—	—	—	(4)
Actuarial loss	537	559	459	533	108	43	120	57
Benefits paid	(643)	(1,105)	(264)	(225)	(87)	(93)	(47)	(42)
Expected Medicare Part D subsidy	—	—	—	—	12	13	—	—
Divestitures	—	—	—	(170)	—	—	—	—
Settlements	—	—	(49)	(94)	—	—	—	—
Curtailments (2)	—	47	—	13	—	—	—	(3)
Foreign exchange impact and other	—	—	126	333	—	—	53	81
Projected benefit obligation at year end	$11,730	$11,178	$6,189	$5,400	$1,179	$1,086	$1,395	$1,141
Change in plan assets
Plan assets at fair value at beginning of year	$9,934	$11,516	$5,592	$4,536	$114	$143	$967	$671
Actual return on plan assets	1,271	(488)	432	728	10	(7)	126	194
Company contributions (3)	999	11	305	382	58	71	75	91
Employee contributions	—	—	6	5	—	—	—	—
Divestitures	—	—	—	(122)	—	—	—	—
Settlements	—	—	(49)	(95)	—	—	—	—
Benefits paid	(643)	(1,105)	(264)	(225)	(87)	(93)	(47)	(42)
Foreign exchange impact and other	—	—	123	383	—	—	55	53
Plan assets at fair value at year end	$11,561	$9,934	$6,145	$5,592	$95	$114	$1,176	$967
Funded status of the plan at year end (4)	$(169)	$(1,244)	$(44)	$192	$(1,084)	$(972)	$(219)	$(174)
Net amount recognized
Benefit asset	$—	$—	$528	$684	$—	$—	$52	$57
Benefit liability	(169)	(1,244)	(572)	(492)	(1,084)	(972)	(271)	(231)
Net amount recognized on the balance sheet	$(169)	$(1,244)	$(44)	$192	$(1,084)	$(972)	$(219)	$(174)
Amounts recognized in Accumulated
other comprehensive income (loss)
Net transition obligation	$—	$—	$(2)	$(4)	$—	$—	$1	$1
Prior service cost (benefit)	(1)	(2)	26	23	(6)	(10)	(6)	(5)
Net actuarial loss	4,021	3,927	1,652	1,280	194	99	486	393
Net amount recognized in equity—pretax	$4,020	$3,925	$1,676	$1,299	$188	$89	$481	$389
Accumulated benefit obligation at year end	$11,689	$11,129	$5,576	$4,902	$1,179	$1,086	$1,395	$1,141

(1)	The U.S. plans exclude nonqualified pension plans, for which the aggregate projected benefit obligation was $658 million and $637 million and the aggregate accumulated benefit obligation was $648 million and $636 million at December 31, 2010 and 2009, respectively. These plans are unfunded. As such, the funded status of these plans is $(658) million and $(637) million at December 31, 2010 and 2009, respectively. Accumulated other comprehensive income (loss) reflects pretax charges of $167 million and $137 million at December 31, 2010 and 2009, respectively, that primarily relate to net actuarial loss.
(2)	Changes in projected benefit obligation due to curtailments in the non-U.S. pension plans in 2010 include $(5) million and $(3) million in curtailment gains and $5 million and $16 million in special termination costs during 2010 and 2009, respectively.
(3)	Company contributions to the U.S. pension plan include $999 million and $11 million during 2010 and 2009, respectively. This includes a discretionary cash contribution of $995 million in 2010 and advisory fees paid to Citi Alternative Investments. Company contributions to the non-U.S. pension plans include $40 million and $29 million of benefits paid directly by the Company during 2010 and 2009, respectively.
(4)	The U.S. qualified pension plan is fully funded under specified ERISA funding rules as of January 1, 2010 and projected to be fully funded under these rules as of December 31, 2010.

The following table shows the change in Accumulated other comprehensive income (loss) for the year ended December 31, 2010:

In millions of dollars	2010
Balance, January 1, 2010, net of tax (1)	$(3,461)
Actuarial assumptions changes and plan experience (2)	(1,257)
Net asset gain due to actual returns exceeding expected returns	479
Net amortizations	137
Foreign exchange impact and other	(437)
Change in deferred taxes, net	$434
Change, net of tax	$(644)
Balance, December 31, 2010, net of tax (1)	$(4,105)

(1)	See Note 21 to the Consolidated Financial Statements for further discussion of net accumulated other comprehensive income (loss) balance.
(2)	Includes $33 million in net actuarial losses related to U.S. nonqualified pension plans.
       At the end of 2010 and 2009, for both qualified and nonqualified plans and for both funded and unfunded plans, the aggregate projected benefit obligation (PBO), the aggregate accumulated benefit obligation (ABO), and the aggregate fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	PBO exceeds fair value of plan					ABO exceeds fair value of plan
	assets					assets
	U.S. plans		(1)	Non-U.S. plans		U.S. plans		(1)	Non-U.S. plans
In millions of dollars	2010	2009		2010	2009	2010	2009		2010	2009
Projected benefit obligation	$12,388	$11,815		$2,305	$1,662	$12,388	$11,815		$1,549	$1,288
Accumulated benefit obligation	12,337	11,765		1,949	1,414	12,337	11,765		1,340	1,127
Fair value of plan assets	11,561	9,934		1,732	1,169	11,561	9,934		1,046	842

(1)	In 2010, the PBO and ABO of the U.S. plans include $11,730 million and $11,689 million, respectively, relating to the qualified plan and $658 million and $648 million, respectively, relating to the nonqualified plans. In 2009, the PBO and ABO of the U.S. plans include $11,178 million and $11,129 million, respectively, relating to the qualified plan and $637 million and $636 million, respectively, relating to the nonqualified plans.

       At December 31, 2010, combined accumulated benefit obligations for the U.S. and non-U.S. pension plans, excluding U.S. nonqualified plans, exceeded plan assets by $0.4 billion. At December 31, 2009, combined accumulated benefit obligations for the U.S. and non-U.S. pension plans, excluding U.S. nonqualified plans, exceeded plan assets by $0.5 billion.

Discount Rate
The discount rates for the U.S. pension and postretirement plans were selected by reference to a Citigroup-specific analysis using each plan’s specific cash flows and compared with high quality corporate bond indices for reasonableness. Citigroup’s policy is to round to the nearest five hundredths of a percent. Accordingly, at December 31, 2010, the discount rate was set at 5.45% for the pension plans and at 5.10% for the postretirement welfare plans.
       At December 31, 2009, the discount rate was set at 5.90% for the pension plans and 5.55% for the postretirement plans, referencing a Citigroup-specific cash flow analysis.
       The discount rates for the non-U.S. pension and postretirement plans are selected by reference to high quality corporate bond rates in countries that have developed corporate bond markets. However, where developed corporate bond markets do not exist, the discount rates are selected by reference to local government bond rates with a premium added to reflect the additional risk for corporate bonds.

       The discount rate and future rate of compensation assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Company’s plans are shown in the following table:

At year end	2010	2009
Discount rate
U.S. plans (1)
Pension	5.45%	5.90%
Postretirement	5.10	5.55
Non-U.S. pension plans
Range	1.75 to 14.00	2.00 to 13.25
Weighted average	6.23	6.50
Future compensation increase rate
U.S. plans (2)	3.00	3.00
Non-U.S. pension plans
Range	1.0 to 11.0	1.0 to 12.0
Weighted average	4.66	4.60

During the year	2010	2009
Discount rate
U.S. plans (1)
Pension	5.90%	6.10%
Postretirement	5.55	6.00
Non-U.S. pension plans
Range	2.00 to 13.25	1.75 to 17.0
Weighted average	6.50	6.60
Future compensation increase rate
U.S. plans (2)	3.00	3.00
Non-U.S. pension plans
Range	1.0 to 12.0	1.0 to 11.5
Weighted average	4.60	4.50

(1)	Weighted-average rates for the U.S. plans equal the stated rates.
(2)	Effective January 1, 2008, the U.S. qualified pension plan was frozen except for certain grandfathered employees accruing benefits under a final pay plan formula. Only the future compensation increases for these grandfathered employees will affect future pension expense and obligations. Future compensation increase rates for small groups of employees were 4% or 6%.

A one-percentage-point change in the discount rates would have the following effects on pension expense:

	One-percentage-point increase			One-percentage-point decrease
In millions of dollars	2010	2009	2008	2010	2009	2008
Effect on pension expense for U.S. plans (1)	$19	$14	$36	$(34)	$(27)	$(24)
Effect on pension expense for non-U.S. plans	(49)	(40)	(58)	56	62	94

(1)	Due to the freeze of the U.S. qualified pension plan commencing January 1, 2008, the majority of the prospective service cost has been eliminated and the gain/loss amortization period was changed to the life expectancy for inactive participants. As a result, pension expense for the U.S. qualified pension plan is driven more by interest costs than service costs, and an increase in the discount rate would increase pension expense, while a decrease in the discount rate would decrease pension expense.

Assumed health-care cost-trend rates were as follows:

	2010	2009
Health-care cost increase rate U.S. plans
Following year	9.50%	8.00%
Ultimate rate to which cost increase is assumed
to decline	5.00	5.00
Year in which the ultimate rate is reached	2020	2016

A one-percentage-point change in assumed health-care cost-trend rates would have the following effects:

	One-percentage-		One-percentage-
	point increase		point decrease
In millions of dollars	2010	2009	2010	2009
Effect on benefits earned and
interest cost for U.S. plans	$3	$3	$(2)	$(3)
Effect on accumulated postretirement
benefit obligation for U.S. plans	49	60	(44)	(49)

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
       The expected rate of return for the U.S. pension and post-retirement plans was 7.5% at December 31, 2010, 7.75% at December 31, 2009 and 7.75% at December 31, 2008, reflecting a change in investment allocations. Actual returns in 2010 were more than the expected returns, while actual returns in 2009 and 2008 were less than the expected returns. This expected amount reflects the expected annual appreciation of the plan assets and reduces the annual pension expense of Citigroup. It is deducted from the sum of service cost, interest and other components of pension expense to arrive at the net pension (benefit) expense. Net pension (benefit) expense for the U.S. pension plans for 2010, 2009 and 2008 reflects deductions of $874 million, $912 million and $949 million of expected returns, respectively.
       The following table shows the expected versus actual rate of return on plan assets for the U.S. pension and postretirement plans:

	2010	2009	2008
Expected rate of return (1)	7.75%	7.75%	7.75%
Actual rate of return (2)	14.11%	(2.77)%	(5.42)%

(1)	As of December 31, 2010, the Company lowered its expected rate of return to 7.5%.
(2)	Actual rates of return are presented gross of fees.

       For the non-U.S. plans, pension expense for 2010 was reduced by the expected return of $378 million, compared with the actual return of $432 million. Pension expense for 2009 and 2008 was reduced by expected returns of $336 million and $487 million, respectively. Actual returns were higher in 2009, but lower in 2008, than the expected returns in those years.
       The expected long-term rates of return on assets used in determining the Company’s pension expense are shown below:

	2010	2009
Rate of return on assets
U.S. plans (1)	7.50%	7.75%
Non-U.S. pension plans
Range	1.75 to 13.00	2.50 to 13.00
Weighted average	6.96	7.31

(1)	Weighted-average rates for the U.S. plans equal the stated rates. As of December 31, 2010, the Company lowered its expected rate of return to 7.50%.

A one-percentage-point change in the expected rates of return would have the following effects on pension expense:

	One-percentage-point increase			One-percentage-point decrease
In millions of dollars	2010	2009	2008	2010	2009	2008
Effect on pension expense for U.S. plans	$(119)	$(109)	$(118)	$119	$109	$118
Effect on pension expense for non-U.S. plans	(54)	(44)	(66)	54	44	66

Plan Assets
Citigroup’s pension and postretirement plans’ asset allocations for the U.S. plans at the end of 2010 and 2009, and the target allocations for 2011 by asset category based on asset fair values, are as follows:

	Target asset	U.S. pension assets		U.S. postretirement assets
	allocation	at December 31,		at December 31,
Asset category (1)	2011	2010	2009	2010	2009
Equity securities (2)	0 to 34%	15%	12%	15%	12%
Debt securities	30 to 67	40	40	39	39
Real estate	0 to 7	5	5	5	5
Private equity	0 to 15	16	16	16	16
Other investments	8 to 29	24	27	25	28
Total		100%	100%	100%	100%

(1)	Target asset allocations for the U.S. plans are set by investment strategy, not by investment product. For example, private equities with an underlying investment in real estate are classified in the real estate asset category, not private equity.
(2)	Equity securities in the U.S. pension plans include no Citigroup common stock at the end of 2010 and 2009.

       Third-party investment managers and advisors, as well as affiliated advisors, provide their services to Citigroup’s U.S. pension plans. Assets are rebalanced as the Pension Plan Investment Committee deems appropriate. Citigroup’s investment strategy, with respect to its pension assets, is to maintain a globally diversified investment portfolio across several asset classes that, when combined with Citigroup’s contributions to the plans, will maintain the plans’ ability to meet all required benefit obligations.
       Citigroup’s pension and postretirement plans’ weighted-average asset allocations for the non-U.S. plans and the actual ranges at the end of 2010 and 2009, and the weighted-average target allocations for 2011 by asset category based on asset fair values, are as follows:

	Non-U.S. pension plans
	Weighted-average	Actual range		Weighted-average
	target asset allocation	at December 31,		at December 31,
Asset category	2011	2010	2009	2010	2009
Equity securities	21%	0 to 67%	0 to 64%	22%	34%
Debt securities	68	0 to 100	0 to 99	68	55
Real estate	1	0 to 43	0 to 29	1	1
Other investments	10	0 to 100	0 to 100	9	10
Total	100%			100%	100%

	Non-U.S. postretirement plans
	Weighted-average	Actual range		Weighted-average
	target asset allocation	at December 31,		at December 31,
Asset category	2011	2010	2009	2010	2009
Equity securities	40%	0 to 43%	0 to 53%	43%	52%
Debt securities	40	47 to 100	0 to 100	47	37
Other investments	20	0 to 10	0 to 11	10	11
Total	100%			100%	100%

Fair Value Disclosure
Plan assets by detailed asset categories and the fair value hierarchy are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans				(1)
	Fair value measurement at December 31, 2010
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$961	$9	$—	$970
Non-U.S. equity	432	4	—	436
Mutual funds	1,262	—	—	1,262
Debt securities
U.S. treasuries	1,039	—	—	1,039
U.S. agency	—	90	—	90
U.S. corporate bonds	—	1,050	5	1,055
Non-U.S. government debt	—	243	—	243
Non-U.S. corporate bonds	—	219	1	220
State and municipal debt	—	62	—	62
Hedge funds	—	1,542	1,014	2,556
Asset-backed securities	—	28	—	28
Mortgage-backed securities	—	25	—	25
Annuity contracts	—	—	187	187
Private equity	—	—	2,920	2,920
Other investments (2)	2	44	4	50
Total investments at fair value	$3,696	$3,316	$4,131	$11,143
Cash and cash equivalents	$152	$361	$—	$513
Total assets	$3,848	$3,677	$4,131	$11,656

(1)	The investments of the U.S. pension and postretirement benefit plans are commingled in one trust. At December 31, 2010, the allocable interests of the U.S. pension and postretirement benefit plans were 99.2% and 0.8%, respectively.
(2)	Other investments classified as Level 1 include futures carried at fair value.

In millions of dollars	Non-U.S. pension and postretirement benefit plan
	Fair value measurement at December 31, 2010
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$12	$20	$—	$32
Non-U.S. equity	117	423	3	543
Mutual funds	183	4,773	—	4,956
Debt securities
U.S. treasuries	2	26	—	28
U.S. corporate bonds	—	354	—	354
Non-U.S. government debt	167	404	—	571
Non-U.S. corporate bonds	4	354	107	465
State and municipal debt	—	15	—	15
Hedge funds	4	—	14	18
Mortgage-backed securities	—	2	—	2
Annuity contracts	—	—	181	181
Other investments	9	29	8	45
Total investments at fair value	$498	$6,400	$313	$7,210
Cash and cash equivalents	$92	$18	$—	$111
Total assets	$590	$6,418	$313	$7,321

Level 3 Roll Forward
The reconciliations of the beginning and ending balances during the period for Level 3 assets are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans
	Beginning Level 3	Realized	Unrealized	Purchases,	Transfers in	Ending Level 3
	market value at	gains	gains	sales,	and/or out of	market value at
Asset categories	Dec. 31, 2009	(losses)	(losses)	issuances	Level 3	Dec. 31, 2010
Equity securities
U.S. equity	$1	$(1)	$—	$—	$—	$—
Non-U.S. equity	1	(1)	—	—	—	—
Debt securities
U.S. corporate bonds	1	—	—	3	1	5
Non-U.S corporate bonds	—	—	—	1	—	1
Hedge funds	1,235	(15)	85	(220)	(71)	1,014
Annuity contracts	215	(44)	55	(39)	—	187
Private equity	2,539	148	292	(59)	—	2,920
Other investments	148	(66)	(66)	(16)	4	4
Total assets	$4,140	$21	$366	$(330)	$(66)	$4,131

In millions of dollars	Non-U.S. pension and postretirement benefit plans
	Beginning Level 3	Realized	Unrealized	Purchases,	Transfers in	Ending Level 3
	market value at	gains	gains	sales,	and/or out of	market value at
Asset categories	Dec. 31, 2009	(losses)	(losses)	issuances	Level 3	Dec. 31, 2010
Equity securities
Non-U.S. equity	$2	$—	$1	$—	$—	$3
Debt securities
Non-U.S. corporate bonds	91	—	—	16	—	107
Hedge funds	14	—	—	—	—	14
Annuity contracts	187	(5)	(1)	—	—	181
Other investments	18	—	4	—	(14)	8
Total assets	$312	$(5)	$4	$16	$(14)	$313

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

Significant Concentrations of Risk in Plan Assets
The assets of Citigroup’s pension plans are diversified to limit the impact of any individual investment. The U.S. pension plan is diversified across multiple asset classes, with publicly traded fixed income, hedge funds and private equity representing the most significant asset allocations. Investments in these three asset classes are further diversified across funds, managers, strategies, vintages, sectors and geographies, depending on the specific characteristics of each asset class. The pension assets for Citigroup’s largest non-U.S. plans are primarily invested in publicly traded fixed income and publicly traded equity securities.

Risk Management Practices
Risk management oversight for Citigroup’s U.S. pension plans and largest non-U.S. pension plans is performed by Citigroup’s Independent Risk Management. The risk oversight function covers market risk, credit risk and operational risk. Although the specific components of risk oversight are tailored to the requirements of each region and of each country, the following risk management elements are common to all regions:
  Periodic asset/liability management and strategic asset allocation studies
  Monitoring of funding levels and funding ratios
  Monitoring compliance with asset allocation guidelines
  Monitoring asset class performance against asset class benchmarks
  Monitoring investment manager performance against benchmarks
  Quarterly risk capital measurement
Risk management for the remaining non-U.S. pension assets and liabilities is performed by Citigroup’s local country management.

Contributions
Citigroup’s pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements rather than to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under ERISA, if appropriate to its tax and cash position and the plans’ funded position. For the U.S. pension plans, at December 31, 2010, there were no minimum required cash contributions. During 2010, a discretionary cash contribution of $995 million was made to the plan. For the non-U.S. pension plans, discretionary cash contributions in 2011 are anticipated to be approximately $196 million. In addition, the Company expects to contribute $41 million of benefits to be paid directly by the Company for its non-U.S. pension plans. For the U.S. postretirement benefit plans, there are no expected or required contributions for 2011 other than $60 million of benefit payments expected to be paid directly by the Company. For the non-U.S. postretirement benefit plans, expected cash contributions for 2011 are $74 million including $4 million of benefits to be paid directly by the Company. These estimates are subject to change, since contribution decisions are affected by various factors, such as market performance and regulatory requirements. In addition, management has the ability to change funding policy.

Estimated Future Benefit Payments
The Company expects to pay the following estimated benefit payments in future years:

	U.S. plans	Non-U.S. plans
	Pension	Pension	Postretirement
In millions of dollars	benefits	benefits	benefits
2011	$737	$338	$52
2012	757	328	55
2013	772	344	58
2014	786	360	61
2015	804	376	65
2016–2020	4,331	2,214	396

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
       The expected subsidy reduced the accumulated postretirement benefit obligation (APBO) by approximately $139 million and $148 million as of December 31, 2010 and 2009, respectively, and the postretirement expense by approximately $9 million and $13 million for 2010 and 2009, respectively.
       The following table shows the estimated future benefit payments without the effect of the subsidy and the amounts of the expected subsidy in future years:

	Expected U.S.
	postretirement benefit payments
	Before Medicare	Medicare
In millions of dollars	Part D subsidy	Part D subsidy
2011	$116	$13
2012	115	13
2013	114	14
2014	112	14
2015	109	10
2016–2020	504	47

       The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Act of 2010”) were signed into law in the U.S. in March 2010. One provision that impacted Citigroup was the elimination of the tax deductibility for benefits paid that are related to the Medicare Part D subsidy, starting in 2013. Citigroup was required to recognize the full accounting impact in 2010, the period in which the Act of 2010 was signed. As a result, there was a $45 million reduction in deferred tax assets with a corresponding charge to earnings from continuing operations. The other provisions of the Act are not expected to have a significant impact on Citigroup’s pension and post-retirement plans.

Citigroup 401(k)
Under the Citigroup 401(k) plan, a defined-contribution plan, eligible U.S. employees received matching contributions of up to 4% of their compensation for 2010, subject to statutory limits. Effective January 1, 2011, the maximum amount of matching contributions paid on employee deferral contributions made into this plan will be increased from the 4% to 6% of eligible pay for all employees, subject to statutory limits. The matching contribution is invested according to participants’ individual elections. Additionally, for eligible employees whose compensation is $100,000 or less, a fixed contribution of up to 2% of compensation is provided.
       The pretax expense associated with this plan amounted to approximately $301 million, $442 million and $580 million in 2010, 2009 and 2008, respectively. The decrease in expense from 2008 to 2009 reflects the reduction in participants due to the Morgan Stanley Smith Barney joint venture and other reductions in workforce, and the decrease from 2009 to 2010 reflects the 4% matching contribution rate in effect for 2010.

10. INCOME TAXES

In millions of dollars	2010	2009	2008
Current
Federal	$(249)	$(1,711)	$(4,582)
Foreign	3,239	3,101	4,762
State	207	(414)	29
Total current income taxes	$3,197	$976	$209
Deferred
Federal	$(933)	$(6,892)	$(16,583)
Foreign	279	(182)	(1,794)
State	(310)	(635)	(2,158)
Total deferred income taxes	$(964)	$(7,709)	$(20,535)
Provision (benefit) for income tax on
continuing operations before
noncontrolling interests (1)	$2,233	$(6,733)	$(20,326)
Provision (benefit) for income taxes on
discontinued operations	(562)	(106)	(79)
Provision (benefit) for income taxes on
cumulative effect of accounting changes	(4,978)	—	—
Income tax expense (benefit) reported in
stockholders’ equity related to:
Foreign currency translation	(739)	(415)	(2,116)
Securities available-for-sale	1,167	2,765	(5,468)
Employee stock plans	600	1,351	449
Cash flow hedges	325	1,165	(1,354)
Pension liability adjustments	(434)	(513)	(918)
Tax on exchange offer booked to
retained earnings	—	3,523	—
Income taxes before noncontrolling interests	$(2,388)	$1,037	$(29,812)

(1)	Includes the effect of securities transactions and OTTI losses resulting in a provision (benefit) of $844 million and $(494) million in 2010, $698 million and $(1,017) million in 2009 and $238 million and $(959) million in 2008, respectively.
       The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations (before noncontrolling interests and the cumulative effect of accounting changes) for the years ended December 31 was as follows:

	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.5)	8.4	2.7
Foreign income tax rate differential	(10.0)	26.0	1.2
Audit settlements (1)	(0.5)	4.4	—
Goodwill	0.1	0.5	(2.2)
Tax advantaged investments	(6.7)	11.8	1.8
Other, net	(0.5)	0.2	0.3
Effective income tax rate	16.9%	86.3%	38.8%

(1)	For 2010 and 2009, relates to the conclusion of the audit of various issues in the Company’s 2003–2005 U.S. federal tax audit. For 2009, also includes a tax benefit relating to the release of tax reserves on interchange fees.

Deferred income taxes at December 31 related to the following:

In millions of dollars	2010	2009 (1)
Deferred tax assets
Credit loss deduction	$16,781	$13,606
Deferred compensation and employee benefits	3,980	4,204
Restructuring and settlement reserves	1,212	833
Unremitted foreign earnings	5,673	7,078
Investment and loan basis differences	1,572	56
Cash flow hedges	1,581	1,906
Tax credit and net operating loss carryforwards	23,204	20,787
Other deferred tax assets	2,441	2,630
Gross deferred tax assets	$56,444	$51,100
Valuation allowance	$—	$—
Deferred tax assets after valuation allowance	$56,444	$51,100
Deferred tax liabilities
Deferred policy acquisition costs and value of insurance in force	$(737)	(791)
Fixed assets and leases	(1,340)	(1,339)
Interest-related items	(116)	(353)
Intangibles	(1,814)	(1,963)
Credit valuation adjustment on Company-issued debt	(61)	(277)
Other deferred tax liabilities	(281)	(325)
Gross deferred tax liabilities	$(4,349)	$(5,048)
Net deferred tax asset	$52,095	$46,052

(1)	Reclassified to conform to the current period’s presentation.

     The following is a roll-forward of the Company’s unrecognized tax benefits.

In millions of dollars	2010	2009	2008
Total unrecognized tax benefits at January 1	$3,079	$3,468	$3,698
Net amount of increases for current year’s tax positions	1,039	195	254
Gross amount of increases for prior years’ tax positions	371	392	252
Gross amount of decreases for prior years’ tax positions	(421)	(870)	(581)
Amounts of decreases relating to settlements	(14)	(104)	(21)
Reductions due to lapse of statutes of limitation	(11)	(12)	(30)
Foreign exchange, acquisitions and dispositions	(8)	10	(104)
Total unrecognized tax benefits at December 31	$4,035	$3,079	$3,468

     Total amount of unrecognized tax benefits at December 31, 2010, 2009 and 2008 that, if recognized, would affect the effective tax rate are $2.1 billion, $2.2 billion and $2.4 billion, respectively. The remainder of the uncertain tax positions have offsetting amounts in other jurisdictions or are temporary differences, except for $0.8 billion at December 31, 2010, which would be booked directly to Retained earnings.

Interest and penalties (not included in the “unrecognized tax benefits” above) are a component of the Provision for income taxes.

	2010		2009		2008
In millions of dollars	Pretax	Net of tax	Pretax	Net of tax	Pretax	Net of tax
Total interest and penalties in the balance sheet at January 1	$370	$239	$663	$420	$618	$389
Total interest and penalties in the statement of income	(16)	(12)	(250)	(154)	114	81
Total interest and penalties in the balance sheet at December 31 (1)	348	223	370	239	663	420

(1)	Includes $9 million for foreign penalties and $4 million for state penalties.

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
     The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2006
Mexico	2005
New York State and City	2005
United Kingdom	2008
Japan	2005
Brazil	2006
Singapore	2003
Hong Kong	2004
Ireland	2006

     Foreign pretax earnings approximated $12.3 billion in 2010, $6.1 billion in 2009 and $9.3 billion in 2008 (of which, $0.1 billion profit, $0.6 billion loss and $4.4 billion profit, respectively, are in discontinued operations). As a U.S. corporation, Citigroup and its U.S. subsidiaries are currently subject to U.S. taxation on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2010, $32.1 billion of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes (net of U.S. foreign tax credits) of $8.6 billion would have to be provided if such earnings were remitted currently. The current year’s effect on the income tax expense from continuing operations is included in the “Foreign income tax rate differential” line in the reconciliation of the federal statutory rate to the Company’s effective income tax rate.
     Income taxes are not provided for the Company’s “savings bank base year bad debt reserves” that arose before 1988, because under current U.S. tax rules such taxes will become payable only to the extent such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2010, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $125 million).
     The Company has no valuation allowance on deferred tax assets at December 31, 2010 and December 31, 2009.

In billions of dollars
	DTA balance	DTA balance
Jurisdiction/Component	December 31, 2010	December 31, 2009
U.S. federal
Net operating loss (NOL)	$3.9	$5.1
Foreign tax credit (FTC)	13.9	12.0
General business credit (GBC)	1.7	1.2
Future tax deductions and credits	21.8	17.5
Other	0.3	0.5
Total U.S. federal	$41.6	$36.3
State and local
New York NOLs	$1.1	$0.9
Other state NOLs	0.6	0.4
Future tax deductions	2.9	3.0
Total state and local	$4.6	$4.3
Foreign
APB 23 subsidiary NOLs	0.5	0.7
Non-APB 23 subsidiary NOLs	1.5	0.4
Future tax deductions	3.9	4.4
Total foreign	$5.9	$5.5
Total	$52.1	$46.1

     The following table summarizes the amounts of tax carryforwards and their expiry dates as of December 31, 2010:

In billions of dollars
Year of expiration	Amount
U.S. foreign tax credit carryforwards
2016	$0.4
2017	5.0
2018	5.3
2019	1.3
2020	1.9
Total U.S. foreign tax credit carryforwards	$13.9
U.S. federal net operating loss (NOL) carryforwards
2028	$4.1
2029	7.1
Total U.S. federal NOL carryforwards (1)	$11.2
New York State NOL carryforwards
2027	$0.1
2028	10.4
2029	2.4
Total New York State NOL carryforwards (1)	$12.9
New York City NOL carryforwards
2028	$4.9
2029	2.2
Total New York City NOL carryforwards (1)	$7.1

(1)	Pretax.

     With respect to the New York NOLs, the Company has recorded a net deferred tax asset of $1.1 billion, along with less significant net operating losses in various other states for which the Company has recorded a net deferred tax asset of $0.6 billion and which expire between 2012 and 2031. In addition, the Company has recorded deferred tax assets in foreign subsidiaries, for which an assertion has been made that the earnings are indefinitely reinvested, for foreign net operating loss carryforwards of $487 million (which expire in 2012–2019) and $60 million (with no expiration), respectively.
     Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset of $52.1 billion is more likely than not based upon expectations as to future taxable income in the jurisdictions in which the DTAs arise and available tax planning strategies, as defined in ASC 740, Income Taxes, (formerly SFAS 109) that would be implemented, if necessary, to prevent a carryforward from expiring. Included in the net U.S. federal DTA of $41.6 billion are $4 billion in DTLs that will reverse in the relevant carryforward period and may be used to support the DTA, and $0.3 billion in compensation deductions that reduced additional paid-in capital in January 2011 and for which no adjustment was permitted to such DTA at December 31, 2010 because the related stock compensation was not yet deductible to Citi. In general, the Company would need to generate approximately $105 billion of taxable income during the respective carryforward periods to fully realize its U.S. federal, state and local DTAs.
     As a result of the losses incurred in 2008 and 2009, the Company is in a three-year cumulative pretax loss position at December 31, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a DTA. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. The positive evidence includes two means by which the Company is able to fully realize its DTA. First, the Company forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies, even under stressed scenarios. Secondly, the Company has sufficient tax planning strategies, including potential sales of businesses and assets, in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of the DTA considered realizable, however, is necessarily subject to the Company’s estimates of future taxable income in the jurisdictions in which it operates during the respective carryforward periods, which is in turn subject to overall market and global economic conditions.
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
     The U.S. foreign tax credit carryforward period is 10 years. In addition, utilization of foreign tax credits in any year is restricted to 35% of foreign source taxable income in that year. Further, overall domestic losses that the Company has incurred of approximately $47 billion are allowed to be reclassified as foreign source income to the extent of 50% of domestic source income produced in subsequent years and such resulting foreign source income is in fact sufficient to cover the foreign tax credits being carried forward. As such, the foreign source taxable income limitation will not be an impediment to the foreign tax credit carryforward usage as long as the Company can generate sufficient domestic taxable income within the 10-year carryforward period. Under U.S. tax law, NOL carry-forwards must generally be used against taxable income before foreign tax credits (FTCs) or general business credits (GBCs) can be utilized.
     Regarding the estimate of future taxable income, the Company has projected its pretax earnings predominantly based upon the “core” businesses in Citicorp that the Company intends to conduct going forward. These “core” businesses have produced steady and strong earnings in the past. In 2010, operating trends were positive and credit costs improved. The Company has already taken steps to reduce its cost structure. Taking these items into account, the Company is projecting that it will generate sufficient pretax earnings within the 10-year carryforward period alluded to above to be able to fully utilize the foreign tax credit carryforward, in addition to any foreign tax credits produced in such period. Until the U.S. federal NOL carryforward is fully utilized, the FTCs and GBCs will likely continue to increase. The Company’s net DTA will decline as additional domestic GAAP taxable income is generated.
     The Company has also examined tax planning strategies available to it in accordance with ASC 740 that would be employed, if necessary, to prevent a carryforward from expiring. These strategies include repatriating low-taxed foreign source earnings for which an assertion that the earnings are indefinitely reinvested has not been made, accelerating U.S. taxable income into or deferring U.S. tax deductions out of the latter years of the carryforward period (e.g., selling appreciated intangible assets and electing straight-line depreciation), accelerating deductible temporary differences outside the U.S., holding onto available-for-sale debt securities with losses until they mature and selling certain assets that produce tax exempt income, while purchasing assets that produce fully taxable income. In addition, the sale or restructuring of certain businesses can produce significant U.S. taxable income within the relevant carryforward periods.
     The Company’s ability to utilize its DTAs to offset future taxable income may be significantly limited if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in the Company’s ownership by “5% shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on its pre-ownership change DTAs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments), provided that the annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation arising from an ownership change under Section 382 on Citigroup’s ability to utilize its DTAs will depend on the value of Citigroup’s stock at the time of the ownership change. Under IRS Notice 2010-2, Citigroup did not experience an ownership change within the meaning of Section 382 as a result of the sales of its common stock held by the U.S. Treasury.

11. EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the years ended December 31:

In millions, except per-share amounts	2010	2009	2008 (1)
Income (loss) before attribution of noncontrolling interests	$10,951	$(1,066)	$(32,029)
Noncontrolling interests from continuing operations	329	95	(343)
Net income (loss) from continuing operations (for EPS purposes)	$10,622	$(1,161)	$(31,686)
Income (loss) from discontinued operations, net of taxes	(68)	(445)	4,002
Noncontrolling interest from discontinuing operations	(48)	—	—
Citigroup’s net income (loss)	$10,602	$(1,606)	$(27,684)
Impact of the public and private preferred stock exchange offers	—	(3,242)	—
Preferred dividends	(9)	(2,988)	(1,695)
Impact of the conversion price reset related to the $12.5 billion convertible preferred stock private issuance	—	(1,285)	—
Preferred stock Series H discount accretion	—	(123)	(37)
Net income (loss) available to common shareholders	$10,593	$(9,244)	$(29,416)
Dividends and undistributed earnings allocated to participating securities	(90)	(2)	(221)
Net income (loss) allocated to common shareholders for basic EPS (2)	$10,503	$(9,246)	$(29,637)
Effect of dilutive securities	2	540	877
Net income (loss) allocated to common shareholders for diluted EPS (2)	$10,505	$(8,706)	$(28,760)
Weighted-average common shares outstanding applicable to basic EPS	28,776.0	11,568.3	5,265.4
Effect of dilutive securities
Convertible securities	0.7	312.3	503.2
Other employee plans	19.8	0.2	—
Options	3.7	0.2	0.3
TDECs	877.9	218.3	—
Adjusted weighted-average common shares outstanding applicable to diluted EPS (3)	29,678.1	12,099.3	5,768.9
Basic earnings per share
Income (loss) from continuing operations	$0.37	$(0.76)	$(6.39)
Discontinued operations	(0.01)	(0.04)	0.76
Net income (loss)	$0.36	$(0.80)	$(5.63)
Diluted earnings per share (2)(3)
Income (loss) from continuing operations	$0.35	$(0.76)	$(6.39)
Discontinued operations	—	(0.04)	0.76
Net income (loss)	$0.35	$(0.80)	$(5.63)

(1)	The Company adopted ASC 260-10-45 to 65 (FSP EITF 03-6-1) on January 1, 2009. All prior periods have been restated to conform to the current period’s presentation.
(2)	Due to the net loss available to common shareholders in 2009 and 2008, loss available to common stockholders for basic EPS was used to calculate diluted EPS. Adding back the effect of dilutive securities would result in anti-dilution.
(3)	Due to the net loss available to common shareholders in 2009 and 2008, basic shares were used to calculate diluted EPS. Adding dilutive securities to the denominator would result in anti-dilution.

     During 2010, 2009, and 2008, weighted-average options to purchase 386.1 million, 165.6 million and 169.7 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per common share, because the weighted-average exercise prices of $10.29, $31.57 and $41.92, respectively, were greater than the average market price of the Company’s common stock.
     Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement, with exercise prices of $17.85 and $10.61 for approximately 210 million and 255 million shares of common stock, respectively, were not included in the computation of earnings per common share in 2010 and 2009, because they were anti-dilutive.
     Equity awards granted under the Management Committee Long-Term Incentive Plan (MC LTIP) were not included in the 2009 computation of earnings per common share, because the performance targets under the terms of the awards were not met and, as a result, the awards expired in the first quarter of 2010. In addition, the other performance-based equity awards of approximately 5 million shares were not included in the 2010 and 2009 earnings per share calculation, because the performance targets under the terms of the awards were not met.
     Equity units convertible into approximately 118 million shares and 235 million shares of Citigroup common stock held by the Abu Dhabi Investment Authority (ADIA) were not included in the computation of earnings per common share in 2010 and 2009, respectively, because the exercise price of $31.83 was greater than the average market price of the Company’s common stock.

12. FEDERAL FUNDS/SECURITIES BORROWED, LOANED, AND SUBJECT TO REPURCHASE AGREEMENTS

Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective fair values, consisted of the following at December 31:

In millions of dollars	2010	2009
Federal funds sold	$227	$4
Securities purchased under agreements to resell	129,918	105,165
Deposits paid for securities borrowed	116,572	116,853
Total	$246,717	$222,022

     Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective fair values, consisted of the following at December 31:

In millions of dollars	2010	2009
Federal funds purchased	$478	$2,877
Securities sold under agreements to repurchase	160,598	129,656
Deposits received for securities loaned	28,482	21,748
Total	$189,558	$154,281

     The resale and repurchase agreements represent collateralized financing transactions conducted through Citi’s broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the trading inventory. For further information, see “Capital Resources and Liquidity—Funding and Liquidity” above.
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
     The majority of the resale and repurchase agreements are recorded at fair value. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements. Resale agreements and repurchase agreements are reported net by counterparty, when applicable. Excluding the impact of the allowable netting, resale agreements totaled $184.6 billion and $166.0 billion at December 31, 2010 and 2009, respectively.
     A majority of the deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash advanced or received and are collateralized principally by government and government-agency securities and corporate debt and equity securities. The remaining portion is recorded at fair value as the Company elected the fair value option for certain securities borrowed and loaned portfolios. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of securities borrowed and securities loaned daily, and additional collateral is obtained as necessary. Securities borrowed and securities loaned are reported net by counterparty, when applicable.

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
     Brokerage receivables and brokerage payables, which arise in the normal course of business, consisted of the following at December 31:

In millions of dollars	2010	2009
Receivables from customers	$21,952	$24,721
Receivables from brokers, dealers, and clearing organizations	9,261	8,913
Total brokerage receivables	$31,213	$33,634
Payables to customers	$36,142	$41,262
Payables to brokers, dealers, and clearing organizations	15,607	19,584
Total brokerage payables	$51,749	$60,846
14. TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and Trading account liabilities, at fair value, consisted of the following at December 31:

In millions of dollars	2010	2009
Trading account assets
Mortgage-backed securities (1)
U.S. government-sponsored agency guaranteed	$27,127	$20,638
Prime	1,514	1,156
Alt-A	1,502	1,229
Subprime	2,036	9,734
Non-U.S. residential	1,052	2,368
Commercial	1,301	3,062
Total mortgage-backed securities (1)	$34,532	$38,187
U.S. Treasury and federal agency securities
U.S. Treasury	$20,168	$28,938
Agency obligations	3,418	2,041
Total U.S. Treasury and federal agencies	$23,586	$30,979
State and municipal securities	$7,493	$7,147
Foreign government securities	88,311	72,769
Corporate	51,586	52,378
Derivatives (2)	50,213	58,879
Equity securities	38,576	46,221
Asset-backed securities (1)	7,759	4,089
Other debt securities	15,216	32,124
Total trading account assets	$317,272	$342,773
Trading account liabilities
Securities sold, not yet purchased	$69,324	$73,406
Derivatives (2)	59,730	64,106
Total trading account liabilities	$129,054	$137,512

(1)	The Company invests in mortgage-backed securities and asset-backed securities. Mortgage securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, information is provided in Note 22 to the Consolidated Financial Statements.
(2)	Presented net, pursuant to master netting agreements. See Note 23 to the Consolidated Financial Statements for a discussion regarding the accounting and reporting for derivatives.

15. INVESTMENTS

In millions of dollars	2010	2009
Securities available-for-sale	$274,572	$239,599
Debt securities held-to-maturity (1)	29,107	51,527
Non-marketable equity securities carried at fair value (2)	6,602	6,830
Non-marketable equity securities carried at cost (3)	7,883	8,163
Total investments	$318,164	$306,119

(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.
(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.
(3)	Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, Federal Home Loan Bank, foreign central banks and various clearing houses of which Citigroup is a member.

Securities Available-for-Sale
The amortized cost and fair value of securities available-for-sale (AFS) at December 31, 2010 and December 31, 2009 were as follows:

	2010				2009
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized		Amortized	unrealized	unrealized
In millions of dollars	cost	gains	losses	Fair value	cost	gains	losses	Fair value
Debt securities AFS
Mortgage-backed securities (1)
U.S. government-sponsored agency guaranteed	$23,433	$425	$235	$23,623	$20,625	$339	$50	$20,914
Prime	1,985	18	177	1,826	7,291	119	932	6,478
Alt-A	46	2	—	48	538	93	4	627
Subprime	119	1	1	119	1	—	—	1
Non-U.S. residential	315	1	—	316	258	—	3	255
Commercial	592	21	39	574	883	10	100	793
Total mortgage-backed securities	$26,490	$468	$452	$26,506	$29,596	$561	$1,089	$29,068
U.S. Treasury and federal agency securities
U.S. Treasury	58,069	435	56	58,448	26,857	36	331	26,562
Agency obligations	43,294	375	55	43,614	27,714	46	208	27,552
Total U.S. Treasury and federal agency securities	$101,363	$810	$111	$102,062	$54,571	$82	$539	$54,114
State and municipal	15,660	75	2,500	13,235	16,677	147	1,214	15,610
Foreign government	99,110	984	415	99,679	101,987	860	328	102,519
Corporate	15,910	319	59	16,170	20,024	435	146	20,313
Asset-backed securities (1)	9,085	31	68	9,048	10,089	50	93	10,046
Other debt securities	1,948	24	60	1,912	2,179	21	77	2,123
Total debt securities AFS	$269,566	$2,711	$3,665	$268,612	$235,123	$2,156	$3,486	$233,793
Marketable equity securities AFS	$3,791	$2,380	$211	$5,960	$4,089	$1,929	$212	$5,806
Total securities AFS	$273,357	$5,091	$3,876	$274,572	$239,212	$4,085	$3,698	$239,599

(1)	The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, information is provided in Note 22 to the Consolidated Financial Statements.

     At December 31, 2010, the cost of approximately 3,000 investments in equity and fixed-income securities exceeded their fair value by $3.876 billion. Of the $3.876 billion, the gross unrealized loss on equity securities was $211 million. Of the remainder, $728 million represents fixed-income investments that have been in a gross-unrealized-loss position for less than a year and, of these, 99% are rated investment grade; $2.937 billion represents fixed-income investments that have been in a gross-unrealized-loss position for a year or more and, of these, 90% are rated investment grade.
     The available-for-sale mortgage-backed securities-portfolio fair value balance of $26.506 billion consists of $23.623 billion of government-sponsored agency securities, and $2.883 billion of privately sponsored securities of which the majority is backed by mortgages that are not Alt-A or subprime.
     The increase in gross unrealized losses on state and municipal debt securities was the result of general tax-exempt municipal yields increasing relatively faster than the yields on taxable fixed income instruments and the effects of hedge accounting.
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

     The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of December 31, 2010 and 2009:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
In millions of dollars	value	losses	value	losses	value	losses
December 31, 2010
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,321	$214	$38	$21	$8,359	$235
Prime	89	3	1,506	174	1,595	177
Alt-A	10	—	—	—	10	—
Subprime	118	1	—	—	118	1
Non-U.S. residential	—	—	135	—	135	—
Commercial	81	9	53	30	134	39
Total mortgage-backed securities	$8,619	$227	$1,732	$225	$10,351	$452
U.S. Treasury and federal agency securities
U.S. Treasury	9,229	21	725	35	9,954	56
Agency obligations	9,680	55	—	—	9,680	55
Total U.S. Treasury and federal agency securities	$18,909	$76	$725	$35	$19,634	$111
State and municipal	626	60	11,322	2,440	11,948	2,500
Foreign government	32,731	271	6,609	144	39,340	415
Corporate	1,128	30	860	29	1,988	59
Asset-backed securities	2,533	64	14	4	2,547	68
Other debt securities	—	—	559	60	559	60
Marketable equity securities AFS	68	3	2,039	208	2,107	211
Total securities AFS	$64,614	$731	$23,860	$3,145	$88,474	$3,876
December 31, 2009
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$6,793	$47	$263	$3	$7,056	$50
Prime	5,074	905	228	27	5,302	932
Alt-A	106	—	35	4	141	4
Subprime	—	—	—	—	—	—
Non-U.S. residential	250	3	—	—	250	3
Commercial	93	2	259	98	352	100
Total mortgage-backed securities	$12,316	$957	$785	$132	$13,101	$1,089
U.S. Treasury and federal agency securities
U.S. Treasury	23,378	224	308	107	23,686	331
Agency obligations	17,957	208	7	—	17,964	208
Total U.S. Treasury and federal agency securities	$41,335	$432	$315	$107	$41,650	$539
State and municipal	769	97	12,508	1,117	13,277	1,214
Foreign government	39,241	217	10,398	111	49,639	328
Corporate	1,165	47	907	99	2,072	146
Asset-backed securities	627	4	986	89	1,613	93
Other debt securities	28	2	647	75	675	77
Marketable equity securities AFS	102	4	2,526	208	2,628	212
Total securities AFS	$95,583	$1,760	$29,072	$1,938	$124,655	$3,698

     The following table presents the amortized cost and fair value of debt securities available-for-sale by contractual maturity dates as of December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
	Amortized		Amortized
In millions of dollars	Cost	Fair value	cost	Fair value
Mortgage-backed securities (1)
Due within 1 year	$—	$—	$2	$3
After 1 but within 5 years	403	375	16	16
After 5 but within 10 years	402	419	626	597
After 10 years (2)	25,685	25,712	28,952	28,452
Total	$26,490	$26,506	$29,596	$29,068
U.S. Treasury and federal agencies
Due within 1 year	$36,411	$36,443	$5,357	$5,366
After 1 but within 5 years	52,558	53,118	35,912	35,618
After 5 but within 10 years	10,604	10,647	8,815	8,773
After 10 years (2)	1,790	1,854	4,487	4,357
Total	$101,363	$102,062	$54,571	$54,114
State and municipal
Due within 1 year	$9	$9	$7	$8
After 1 but within 5 years	145	149	119	129
After 5 but within 10 years	230	235	340	359
After 10 years (2)	15,276	12,842	16,211	15,114
Total	$15,660	$13,235	$16,677	$15,610
Foreign government
Due within 1 year	$41,856	$41,387	$32,223	$32,365
After 1 but within 5 years	49,983	50,739	61,165	61,426
After 5 but within 10 years	6,143	6,264	7,844	7,845
After 10 years (2)	1,128	1,289	755	883
Total	$99,110	$99,679	$101,987	$102,519
All other (3)
Due within 1 year	$2,162	$2,164	$4,243	$4,244
After 1 but within 5 years	17,838	17,947	14,286	14,494
After 5 but within 10 years	2,610	2,714	9,483	9,597
After 10 years (2)	4,333	4,305	4,280	4,147
Total	$26,943	$27,130	$32,292	$32,482
Total debt securities AFS	$269,566	$268,612	$235,123	$233,793

(1)	Includes mortgage-backed securities of U.S. federal agencies.
(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)	Includes corporate, asset-backed and other debt securities.

The following table presents interest and dividends on investments:

In millions of dollars	2010	2009	2008
Taxable interest	$10,160	$11,970	$9,407
Interest exempt from U.S. federal income tax	758	864	836
Dividends	321	285	475
Total interest and dividends	$11,239	$13,119	$10,718

The following table presents realized gains and losses on all investments. The gross realized investment losses exclude losses from other-than-temporary impairment:

In millions of dollars	2010	2009	2008
Gross realized investment gains	$2,873	$2,090	$837
Gross realized investment losses	(462)	(94)	(158)
Net realized gains (losses)	$2,411	$1,996	$679
     During the first quarter of 2010, the Company sold several corporate debt securities that were classified as held-to-maturity. These sales were in response to a significant deterioration in the creditworthiness of the issuers. The securities sold had a carrying value of $413 million and the Company recorded a realized loss of $49 million.

Debt Securities Held-to-Maturity
The carrying value and fair value of securities held-to-maturity (HTM) at December 31, 2010 and December 31, 2009 were as follows:

			Net unrealized
			loss			Gross	Gross
	Amortized		recognized	Carrying		unrecognized	unrecognized	Fair
In millions of dollars	cost	(1)	in AOCI	value	(2)	gains	losses	value
December 31, 2010
Debt securities held-to-maturity
Mortgage-backed securities (3)
Prime	$4,748		$794	$3,954		$379	$11	$4,322
Alt-A	11,816		3,008	8,808		536	166	9,178
Subprime	708		75	633		9	72	570
Non-U.S. residential	5,010		793	4,217		259	72	4,404
Commercial	908		21	887		18	96	809
Total mortgage-backed securities	$23,190		$4,691	$18,499		$1,201	$417	$19,283
State and municipal	2,523		127	2,396		11	104	2,303
Corporate	6,569		145	6,424		447	267	6,604
Asset-backed securities (3)	1,855		67	1,788		57	54	1,791
Total debt securities held-to-maturity	$34,137		$5,030	$29,107		$1,716	$842	$29,981
December 31, 2009
Debt securities held-to-maturity
Mortgage-backed securities (3)
Prime	$6,118		$1,151	$4,967		$317	$5	$5,279
Alt-A	14,710		4,276	10,434		905	243	11,096
Subprime	1,087		128	959		77	100	936
Non-U.S. residential	9,002		1,119	7,883		469	134	8,218
Commercial	1,303		45	1,258		1	208	1,051
Total mortgage-backed securities	$32,220		$6,719	$25,501		$1,769	$690	$26,580
State and municipal	3,067		147	2,920		92	113	2,899
Corporate	7,457		264	7,193		524	182	7,535
Asset-backed securities (3)	16,348		435	15,913		567	496	15,984
Total debt securities held-to-maturity	$59,092		$7,565	$51,527		$2,952	$1,481	$52,998

(1)	For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value amount of the securities at the date of transfer plus any accretion income and less any impairments recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less any impairment recognized in earnings.
(2)	HTM securities are carried on the Consolidated Balance Sheet at amortized cost and the changes in the value of these securities other than impairment charges are not reported on the financial statements, except for HTM securities that have suffered credit impairment, for which declines in fair value for reasons other than credit losses are recorded in AOCI.
(3)	The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered variable interest entities (VIEs). The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, information is provided in Note 22 to the Consolidated Financial Statements.

     The net unrealized losses classified in AOCI relate to debt securities reclassified from AFS investments to HTM investments. Additionally, for HTM securities that have suffered credit impairment, declines in fair value for reasons other than credit losses are recorded in AOCI. The AOCI balance was $5.0 billion as of December 31, 2010, compared to $7.6 billion as of December 31, 2009. The AOCI balance for HTM securities is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.
     The credit-related impairment on HTM securities is recognized in earnings.

     The table below shows the fair value of investments in HTM that have been in an unrecognized loss position for less than 12 months or for 12 months or longer as of December 31, 2010 and December 31, 2009:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	unrecognized	Fair	unrecognized	Fair	unrecognized
In millions of dollars	value	losses	value	losses	value	losses
December 31, 2010
Debt securities held-to-maturity
Mortgage-backed securities	$339	$30	$14,410	$387	$14,749	$417
State and municipal	24	—	1,273	104	1,297	104
Corporate	1,584	143	1,579	124	3,163	267
Asset-backed securities	159	11	494	43	653	54
Total debt securities held-to-maturity	$2,106	$184	$17,756	$658	$19,862	$842
December 31, 2009
Debt securities held-to-maturity
Mortgage-backed securities	$—	$—	$16,923	$690	$16,923	$690
State and municipal	755	79	713	34	1,468	113
Corporate	—	—	1,519	182	1,519	182
Asset-backed securities	348	18	5,460	478	5,808	496
Total debt securities held-to-maturity	$1,103	$97	$24,615	$1,384	$25,718	$1,481

     Excluded from the gross unrecognized losses presented in the above table are the $5.0 billion and $7.6 billion of gross unrealized losses recorded in AOCI mainly related to the HTM securities that were reclassified from AFS investments as of December 31, 2010 and December 31, 2009, respectively.
Virtually all of these unrealized losses relate to securities that have been in a loss position for 12 months or longer at both December 31, 2010 and December 31, 2009.

     The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$21	$23	$1	$1
After 1 but within 5 years	321	309	466	385
After 5 but within 10 years	493	434	697	605
After 10 years (1)	17,664	18,517	24,337	25,589
Total	$18,499	$19,283	$25,501	$26,580
State and municipal
Due within 1 year	$12	$12	$6	$6
After 1 but within 5 years	55	55	53	79
After 5 but within 10 years	86	85	99	99
After 10 years (1)	2,243	2,151	2,762	2,715
Total	$2,396	$2,303	$2,920	$2,899
All other (2)
Due within 1 year	$351	$357	$4,652	$4,875
After 1 but within 5 years	1,344	1,621	3,795	3,858
After 5 but within 10 years	4,885	4,765	6,240	6,526
After 10 years (1)	1,632	1,652	8,419	8,260
Total	$8,212	$8,395	$23,106	$23,519
Total debt securities held-to-maturity	$29,107	$29,981	$51,527	$52,998

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(2)	Includes corporate and asset-backed securities.

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
     Under the guidance for debt securities, other-than-temporary impairment (OTTI) is recognized in earnings for debt securities that the Company has an intent to sell or that the Company believes it is more-likely-than-not that it will be required to sell prior to recovery of the amortized cost basis. For those securities that the Company does not intend to sell or expect to be required to sell, credit-related impairment is recognized in earnings, with the non-credit-related impairment recorded in AOCI.
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
  activity in the market of the issuer that may indicate adverse credit conditions; and
  the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.
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
     For debt securities, a critical component of the evaluation for OTTI is the identification of credit impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. For securities purchased and classified as AFS with the expectation of receiving full principal and interest cash flows as of the date of purchase, this analysis considers the likelihood of receiving all contractual principal and interest. For securities reclassified out of the trading category in the fourth quarter of 2008, the analysis considers the likelihood of receiving the expected principal and interest cash flows anticipated as of the date of reclassification in the fourth quarter of 2008. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis have been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company’s process for identifying credit impairment in security types with the most significant unrealized losses as of December 31, 2010.

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
     Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. Default rates are projected by considering current underlying mortgage loan performance, generally assuming the default of (1) 10% of current loans, (2) 25% of 30–59 day delinquent loans, (3) 70% of 60–90 day delinquent loans and (4) 100% of 91+ day delinquent loans. These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions used contemplate the actual collateral attributes, including geographic concentrations, rating agency loss projections, rating actions and current market prices.
     The key assumptions for mortgage-backed securities as of December 31, 2010 are in the table below:

December 31, 2010
Prepayment rate (1)	3%–8% CRR
Loss severity (2)	45%–85%
Unemployment rate	9.8%

(1)	Conditional Repayment Rate (CRR) represents the annualized expected rate of voluntary prepayment of principal for mortgage-backed securities over a certain period of time.
(2)	Loss severity rates are estimated considering collateral characteristics and generally range from 45%–60% for prime bonds, 50%–85% for Alt-A bonds, and 65%–85% for subprime bonds.

     The valuation as of December 31, 2010 assumes that U.S. housing prices will increase 1.2% in 2011, increase 1.8% in 2012 and increase 3% per year from 2013 onwards.
     In addition, cash flow projections are developed using more stressful parameters. Management assesses the results of those stress tests (including the severity of any cash shortfall indicated and the likelihood of the stress scenarios actually occurring based on the underlying pool’s characteristics and performance) to assess whether management expects to recover the amortized cost basis of the security. If cash flow projections indicate that the Company does not expect to recover its amortized cost basis, the Company recognizes the estimated credit loss in earnings.

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
     The remainder of Citigroup’s AFS state and municipal bonds are specifically reviewed for credit impairment based on instrument-specific estimates of cash flows, probability of default and loss given default.
     Because Citigroup does not intend to sell the AFS state and municipal bond securities or expect to be required to sell them prior to recovery, the unrealized losses associated with the AFS state and municipal bond portfolio (other than credit-related losses) remain classified in Accumulated other comprehensive income and are not reclassified into earnings as other-than-temporary impairment.

Recognition and Measurement of OTTI

The following table presents the total OTTI recognized in earnings during the 12 months ended December 31, 2010:

OTTI on Investments	Year ended December 31, 2010
In millions of dollars	AFS	HTM	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the year ended December 31, 2010	$298	$855	$1,153
Less: portion of OTTI loss recognized in AOCI (before taxes)	36	48	84
Net impairment losses recognized in earnings for securities that the Company does not intend
to sell nor will likely be required to sell	$262	$807	$1,069
OTTI losses recognized in earnings for securities that the Company intends to sell or more-
likely-than-not will be required to sell before recovery	342	—	342
Total impairment losses recognized in earnings	$604	$807	$1,411

The following is a 12-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of December 31, 2010 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI Credit Losses Recognized in Earnings
			Credit impairments
		Credit impairments	recognized in	Reductions due to
		recognized in	earnings on	sales of credit
		earnings on	securities that	impaired
	December 31, 2009	securities not	have been	securities sold or	December 31, 2010
In millions of dollars	balance	previously impaired	previously impaired	matured	balance
AFS debt securities
Mortgage-backed securities
Prime	$242	$12	$38	$—	$292
Alt-A	1	1	—	—	2
Commercial real estate	2	—	—	—	2
Total mortgage-backed securities	$245	$13	$38	$—	$296
State and municipal	—	3	—	—	3
U.S. Treasury	—	48	—	—	48
Foreign government	20	139	—	—	159
Corporate	137	12	5	—	154
Asset-backed securities	9	1	—	—	10
Other debt securities	49	3	—	—	52
Total OTTI credit losses recognized for
AFS debt securities	$460	$219	$43	$—	$722
HTM debt securities
Mortgage-backed securities
Prime	$170	$134	$4	$—	$308
Alt-A	2,569	381	199	—	3,149
Subprime	210	1	21	—	232
Non-U.S. residential	96	—	—	—	96
Commercial real estate	9	1	—	—	10
Total mortgage-backed securities	$3,054	$517	$224	$—	$3,795
State and municipal	7	—	—	—	7
Corporate	351	—	—	—	351
Asset-backed securities	48	46	19	—	113
Other debt securities	4	—	1	—	5
Total OTTI credit losses recognized for
HTM debt securities	$3,464	$563	$244	$—	$4,271

Investments in Alternative Investment Funds that Calculate Net Asset Value per Share
The Company holds investments in certain alternative investment funds that calculate net asset value (NAV) per share, including hedge funds, private equity funds, fund of funds and real estate funds. The Company’s investments include co-investments in funds that are managed by the Company and investments in funds that are managed by third parties. Investments in funds are generally classified as non-marketable equity securities carried at fair value.
     The fair values of these investments are estimated using the NAV per share of the Company’s ownership interest in the funds, where it is not probable that the Company will sell an investment at a price other than NAV.

				Redemption frequency
	Fair			(if currently eligible)	Redemption notice
In millions of dollars at December 31, 2010	value		Unfunded commitments	Monthly, quarterly, annually	period
Hedge funds	$946		$9		10–95 days
Private equity funds (1)(2)	3,405		2,667	—	—
Real estate funds (3)	357		164	—	—
Total	$4,708	(4)	$2,840	—	—

(1)	Includes investments in private equity funds carried at cost with a carrying value of $220 million.
(2)	Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.
(3)	This category includes several real estate funds that invest primarily in commercial real estate in the U.S., Europe and Asia. These investments can never be redeemed with the funds. Distributions from each fund will be received as the underlying investments in the funds are liquidated. It is estimated that the underlying assets of the fund will be liquidated over a period of several years as market conditions allow. While certain assets within the portfolio may be sold, no specific assets have been identified for sale. Because it is not probable that any individual investment will be sold, the fair value of each individual investment has been estimated using the NAV of the Company’s ownership interest in the partners’ capital. There is no standard redemption frequency nor is a prior notice period required. The investee fund’s management must approve of the buyer before the sale of the investments can be completed.
(4)	Included in the total fair value of investments above is $2.2 billion of fund assets that are valued using NAVs provided by third-party asset managers.

16. LOANS

Citigroup loans are reported in two categories—Consumer and Corporate. These categories are classified according to the segment and sub-segment that manages the loans.

Consumer Loans
Consumer loans represent loans and leases managed primarily by the Regional Consumer Banking and Local Consumer Lending businesses. The following table provides information by loan type:

In millions of dollars at year end	2010	2009
Consumer loans
In U.S. offices
Mortgage and real estate (1)	$151,469	$183,842
Installment, revolving credit, and other	28,291	58,099
Cards (2)	122,384	28,951
Commercial and industrial	5,021	5,640
Lease financing	2	11
	$307,167	$276,543
In offices outside the U.S.
Mortgage and real estate (1)	$52,175	$47,297
Installment, revolving credit, and other	38,024	42,805
Cards	40,948	41,493
Commercial and industrial	18,584	14,780
Lease financing	665	331
	$150,396	$146,706
Total Consumer loans	$457,563	$423,249
Net unearned income	69	808
Consumer loans, net of unearned income	$457,632	$424,057

(1)	Loans secured primarily by real estate.
(2)	2010 includes the impact of consolidating entities in connection with Citi’s adoption of SFAS 167.

     Citigroup has a comprehensive risk management process to monitor, evaluate and manage the principal risks associated with its Consumer loan portfolio. Included in the loan table above are lending products whose terms may give rise to additional credit issues. Credit cards with below-market introductory interest rates and interest-only loans are examples of such products. However, these products are not material to Citigroup’s financial position and are closely managed via credit controls that mitigate their additional inherent risk.
Credit quality indicators that are actively monitored include:

Delinquency Status
Delinquency status is carefully monitored and considered a key indicator of credit quality. Substantially all of the U.S. first mortgage loans use the MBA method of reporting delinquencies, which considers a loan delinquent if a monthly payment has not been received by the end of the day immediately preceding the loan’s next due date. All other loans use the OTS method of reporting delinquencies, which considers a loan delinquent if a monthly payment has not been received by the close of business on the loan’s next due date. As a general rule, first and second mortgages and installment loans are classified as non-accrual when loan payments are 90 days contractually past due. Credit cards and unsecured revolving loans generally accrue interest until payments are 180 days past due. Commercial market loans are placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due.

The following table provides details on Citigroup’s Consumer loan delinquency and non-accrual loans as of December 31, 2010:

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2010

	30–89 days		≥ 90 days		90 days past due		Total	Total		Total
In millions of dollars	past due	(1)	past due	(2)	and accruing	(3)	non-accrual	current	(4)(5)	loans	(5)
In North America offices
First mortgages	$4,809		$5,937		$5,405		$5,979	$ 81,105		$98,854
Home equity loans (6)	639		1,010		—		972	44,306		45,955
Credit cards	3,290		3,207		3,207		—	117,496		123,993
Installment and other	1,500		1,126		344		1,014	29,665		32,291
Commercial market loans	172		157		—		574	9,952		10,281
Total	$10,410		$11,437		$8,956		$8,539	$282,524		$311,374
In offices outside North America
First mortgages	$657		$573		$—		$774	$ 41,852		$43,082
Home equity loans (6)	2		4		—		6	188		194
Credit cards	1,116		974		409		564	40,806		42,896
Installment and other	823		291		41		635	30,790		31,904
Commercial market loans	61		186		1		278	27,935		28,182
Total	$2,659		$2,028		$451		$2,257	$141,571		$146,258

(1)	Excludes $1.6 billion of first mortgages that are guaranteed by U.S. government agencies.
(2)	Excludes $5.4 billion of first mortgages that are guaranteed by U.S. government agencies.
(3)	Installment and other balances are primarily student loans which are insured by U.S. government agencies under the Federal Family Education Loan Program.
(4)	Loans less than 30 days past due are considered current.
(5)	Includes $1.7 billion of first mortgage loans recorded at fair value.
(6)	Fixed rate home equity loans and loans extended under home equity lines of credit which are typically in junior lien positions.

Consumer Credit Scores (FICOs)
In the U.S., independent credit agencies rate an individual’s risk for assuming debt based on the individual’s credit history and assign every consumer a credit score. These scores are often called “FICO scores” because most credit bureau scores used in the U.S. are produced from software developed by Fair Isaac Corporation. Scores range from a high of 850 (which indicates high credit quality) to 300. These scores are continually updated by the agencies based upon an individual’s credit actions (e.g., taking out a loan, missed or late payments, etc.). The following table provides details on the FICO scores attributable to Citi’s U.S. Consumer loan portfolio as of December 31, 2010 (note that commercial market loans are not included since they are business based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis.
FICO Score Distribution in
U.S. Portfolio (1)(2)		December 31, 2010
In millions of dollars			FICO
			Equal to or
	Less than	≥ 620 but less	greater
	620	than 660	than 660
First mortgages	$24,794	$ 9,095	$ 50,589
Home equity loans	7,531	3,413	33,363
Credit cards	18,341	12,592	88,332
Installment and other	11,320	3,760	10,743
Total	$61,986	$28,860	$183,027

(1)	Excludes loans guaranteed by U.S. government agencies, loans subject to LTSCs, and loans recorded at fair value.
(2)	Excludes balances where FICO was not available. Such amounts are not material.

Residential Mortgage Loan to Values (LTVs)
Loan to value (LTV) ratios are important credit indicators for U.S. mortgage loans. These ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data. The following table provides details on the LTV ratios attributable to Citi’s U.S. mortgage portfolios as of December 31, 2010. LTVs are updated monthly using the most recent Core Logic HPI data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available; otherwise at the state level. The remainder of the portfolio is updated in a similar manner using the Office of Federal Housing Enterprise Oversight indices.

LTV Distribution in U.S. Portfolio (1)(2)			LTV
In millions of dollars
		> 80% but less	Greater
	Less than or	than or equal	than
	equal to 80%	to 100%	100%
First mortgages	$32,408	$25,311	$26,636
Home equity loans	12,698	10,940	20,670
Total	$45,106	$36,251	$47,306

(1)	Excludes loans guaranteed by U.S. government agencies, loans subject to LTSCs and loans recorded at fair value.
(2)	Excludes balances where LTV was not available. Such amounts are not material.

Impaired Consumer Loans
Impaired loans are those where Citigroup believes it is probable that it will not collect all amounts due according to the original contractual terms of the loan. Impaired Consumer loans include non-accrual commercial market loans as well as smaller-balance homogeneous loans whose terms have been modified due to the borrower’s financial difficulties and Citigroup has granted a concession to the borrower. These modifications may include interest rate reductions and/or principal forgiveness. Impaired Consumer loans exclude smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis, as well as substantially all loans modified pursuant to Citi’s short-term modification programs (i.e., for periods of 12 months or less). At December 31, 2010, loans included in these short-term programs amounted to $5.7 billion.
     Valuation allowances for impaired Consumer loans are determined in accordance with ASC 310-10-35 considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s original contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs.

The following table presents information about total impaired Consumer loans at and for the periods ending December 31, 2010 and 2009, respectively:

Impaired Consumer Loans

	At and for the period ended Dec. 31, 2010								Dec. 31, 2009
	Recorded		Principal	Related specific		Average		Interest income
In millions of dollars	investment	(1)(2)	balance	allowance	(3)	carrying value	(4)	recognized	Recorded investment	(1)
Mortgage and real estate									$10,629
First mortgages	$16,225		$17,287	$2,783		$13,606		$862
Home equity loans	1,205		1,256	393		1,010		40
Credit cards	5,906		5,906	3,237		5,314		131	2,453
Installment and other									3,853
Individual installment and other	3,286		3,348	1,172		3,627		393
Commercial market loans	706		934	145		909		26
Total (5)	$27,328		$28,731	$7,730		$24,466		$1,452	$16,935

At and for the period ended
	Dec. 31,	Dec. 31,
In millions of dollars	2009	2008
Average carrying value (4)	$14,049	$5,266
Interest income recognized	792	276

(1)	Recorded investment in a loan includes accrued credit card interest, and excludes net deferred loan fees and costs, unamortized premium or discount and direct write-downs.
(2)	$1,050 million of first mortgages, $6 million of home equity loans and $323 million of commercial market loans do not have a specific allowance.
(3)	Included in the Allowance for loan losses.
(4)	Average carrying value does not include related specific allowance.
(5)	Prior to 2008, the Company’s financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers’ financial difficulties and it was determined that a concession was granted to the borrower. Smaller-balance Consumer loans modified since January 1, 2008 amounted to $26.6 billion and $15.9 billion at December 31, 2010 and 2009, respectively. However, information derived from the Company’s risk management systems indicates that the amounts of such outstanding modified loans, including those modified prior to 2008, approximated $28.2 billion and $18.1 billion at December 31, 2010 and 2009, respectively.

Corporate Loans
Corporate loans represent loans and leases managed by ICG or the Special Asset Pool. The following table presents information by corporate loan type:

In millions of dollars at year end	2010	2009
Corporate
In U.S. offices
Commercial and industrial	$14,334	$15,614
Loans to financial institutions (1)	29,813	6,947
Mortgage and real estate (2)	19,693	22,560
Installment, revolving credit and other (3)	12,640	17,737
Lease financing	1,413	1,297
	$77,893	$64,155
In offices outside the U.S.
Commercial and industrial	$69,718	$66,747
Installment, revolving credit and other (3)	11,829	9,683
Mortgage and real estate (2)	5,899	9,779
Loans to financial institutions	22,620	15,113
Lease financing	531	1,295
Governments and official institutions	3,644	2,949
	$114,241	$105,566
Total Corporate loans	$192,134	$169,721
Net unearned income	(972)	(2,274)
Corporate loans, net of unearned income	$191,162	$167,447

(1)	2010 includes the impact of consolidating entities in connection with Citi’s adoption of SFAS 167.
(2)	Loans secured primarily by real estate.
(3)	Includes loans not otherwise separately categorized.

     Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While Corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following table presents delinquency information by Corporate loan type as of December 31, 2010:

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2010

	30–89 days		≥ 90 days
	past due		past due and		Total past due	Total		Total		Total
In millions of dollars	and accruing	(1)	accruing	(1)	and accruing	non-accrual	(2)	current	(3)	loans
Commercial and industrial	$94		$39		$133	$5,125		$76,862		$82,120
Financial institutions	2		—		2	1,258		50,648		51,908
Mortgage and real estate	376		20		396	1,782		22,892		25,070
Leases	9		—		9	45		1,890		1,944
Other	100		52		152	400		26,941		27,493
Loans at fair value										2,627
Total	$581		$111		$692	$8,610		$179,233		$191,162

(1)	Corporate loans that are greater than 90 days past due are generally classified as non-accrual.
(2)	Citi generally does not manage Corporate loans on a delinquency basis. Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full that the payment or interest or principal is doubtful.
(3)	Loans less than 30 days past due are considered current.

     Citigroup has a comprehensive risk management process to monitor, evaluate and manage the principal risks associated with its Corporate loan portfolio. As part of its risk management process, Citi assigns risk ratings to its Corporate loans, which are reviewed at least annually. The ratings scale generally corresponds to the ratings as defined by S&P and Moody’s, with investment grade facilities generally exhibiting no evident weakness in creditworthiness and non-investment grade facilities exhibiting a range of deterioration in the obligor’s creditworthiness or vulnerability to adverse changes in business, financial or other economic conditions.

The following table presents Corporate credit quality information as of December 31, 2010:

Corporate Loans Credit Quality Indicators
at December 31, 2010

	Recorded
	investment in
In millions of dollars	loans	(1)
Investment grade (2)
Commercial and industrial	$51,042
Financial institutions	47,310
Mortgage and real estate	8,119
Leases	1,204
Other	21,844
Total investment grade	$129,519
Non-investment grade (2)
Accrual
Commercial and industrial	$25,992
Financial institutions	3,412
Mortgage and real estate	3,329
Leases	695
Other	4,316
Non-accrual
Commercial and industrial	5,125
Financial institutions	1,258
Mortgage and real estate	1,782
Leases	45
Other	400
Total non-investment grade	$46,354
Private Banking loans managed on a
delinquency basis (2)	$12,662
Loans at fair value	2,627
Corporate loans, net of unearned income	$191,162

(1)	Recorded investment in a loan includes accrued interest, net of deferred loan fees and costs, unamortized premium or discount, and less any direct write-downs.
(2)	Held-for-investment loans accounted for on an amortized cost basis.

     Corporate loans and leases identified as impaired and placed on non-accrual status are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans and leases, where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment, are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment, and there is a sustained period of repayment performance in accordance with the contractual terms.

The following table presents non-accrual loan information by Corporate loan type at and for the period ended December 31, 2010 and 2009, respectively:

Non-Accrual Corporate Loans

	At and for the period ended Dec. 31, 2010							Dec. 31, 2009
				Related	Average		Interest
	Recorded		Principal	specific	carrying		income	Recorded
In millions of dollars	investment	(1)	balance	allowance	value	(2)	recognized	investment	(1)
Non-accrual Corporate loans
Commercial and industrial	$5,125		$8,021	$843	$6,016		$28	$6,347
Loans to financial institutions	1,258		1,835	259	883		1	1,794
Mortgage and real estate	1,782		2,328	369	2,474		7	4,051
Lease financing	45		71	—	55		4	—
Other	400		948	218	1,205		25	1,287
Total non-accrual Corporate loans	$8,610		$13,203	$1,689	$10,633		$65	$13,479

At and for the period ended
	Dec. 31,	Dec. 31,
In millions of dollars	2009	2008
Average carrying value (2)	$12,990	$4,157
Interest income recognized	21	49

	December 31, 2010			December 31, 2009
	Recorded		Related specific	Recorded		Related specific
In millions of dollars	investment	(1)	allowance	investment	(1)	allowance
Non-accrual Corporate loans with valuation allowances
Commercial and industrial	$4,257		$843
Loans to financial institutions	818		259
Mortgage and real estate	1,008		369
Lease financing	—		—
Other	241		218
Total non-accrual Corporate loans with specific allowance	$6,324		$1,689	$8,578		$2,480
Non-accrual Corporate loans without specific allowance
Commercial and industrial	$868
Loans to financial institutions	440
Mortgage and real estate	774
Lease financing	45
Other	159
Total non-accrual Corporate loans without specific allowance	$2,286		N/A	$4,901		N/A

(1)	Recorded investment in a loan includes accrued interest, net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)	Average carrying value does not include related specific allowance.
N/A Not Applicable

     Included in the Corporate and Consumer loan tables above are purchased distressed loans, which are loans that have evidenced significant credit deterioration subsequent to origination but prior to acquisition by Citigroup. In accordance with SOP 03-3, the difference between the total expected cash flows for these loans and the initial recorded investments is recognized in income over the life of the loans using a level yield. Accordingly, these loans have been excluded from the impaired loan information presented above. In addition, per SOP 03-3, subsequent decreases to the expected cash flows for a purchased distressed loan require a build of an allowance so the loan retains its level yield. However, increases in the expected cash flows are first recognized as a reduction of any previously established allowance and then recognized as income prospectively over the remaining life of the loan by increasing the loan’s level yield. Where the expected cash flows cannot be reliably estimated, the purchased distressed loan is accounted for under the cost recovery method.
     The carrying amount of the Company’s purchased distressed loan portfolio at December 31, 2010 was $392 million, net of an allowance of $77 million as of December 31, 2010.

The changes in the accretable yield, related allowance and carrying amount net of accretable yield for 2010 are as follows:

		Carrying
	Accretable	amount of loan
In millions of dollars	yield	receivable	Allowance
Beginning balance	$27	$920	$95
Purchases (1)	1	130	—
Disposals/payments received	(11)	(594)	—
Accretion	(44)	44	—
Builds (reductions) to the allowance	128	—	(18)
Increase to expected cash flows	(2)	19	—
FX/other	17	(50)	—
Balance at December 31, 2010 (2)	$116	$469	$77

(1)	The balance reported in the column “Carrying amount of loan receivable” consists of $130 million of purchased loans accounted for under the level-yield method and $0 under the cost-recovery method. These balances represent the fair value of these loans at their acquisition date. The related total expected cash flows for the level-yield loans were $131 million at their acquisition dates.
(2)	The balance reported in the column “Carrying amount of loan receivable” consists of $315 million of loans accounted for under the level-yield method and $154 million accounted for under the cost-recovery method.

17. ALLOWANCE FOR CREDIT LOSSES

In millions of dollars	2010	2009	2008
Allowance for loan losses at beginning of year	$36,033	$29,616	$16,117
Gross credit losses	(34,491)	(32,784)	(20,760)
Gross recoveries	3,632	2,043	1,749
Net credit (losses) recoveries (NCLs)	$(30,859)	$(30,741)	$(19,011)
NCLs	$30,859	$30,741	$19,011
Net reserve builds (releases)	(6,523)	5,741	11,297
Net specific reserve builds (releases)	858	2,278	3,366
Total provision for credit losses	$25,194	$38,760	$33,674
Other, net (1)	10,287	(1,602)	(1,164)
Allowance for loan losses at end of year	$40,655	$36,033	$29,616
Allowance for credit losses on unfunded lending commitments at beginning of year (2)	$1,157	$887	$1,250
Provision for unfunded lending commitments	(117)	244	(363)
Allowance for credit losses on unfunded lending commitments at end of year (2)	$1,066	$1,157	$887
Total allowance for loans, leases, and unfunded lending commitments	$41,721	$37,190	$30,503

(1)	2010 primarily includes an addition of $13.4 billion related to the impact of consolidating entities in connection with Citi’s adoption of SFAS 166/167 (see Note 1 to the Consolidated Financial Statements) and reductions of approximately $2.7 billion related to the sale or transfer to held-for-sale of various U.S. loan portfolios and approximately $290 million related to the transfer of a U.K. first mortgage portfolio to held-for-sale. 2009 primarily includes reductions to the loan loss reserve of approximately $543 million related to securitizations, approximately $402 million related to the sale or transfers to held-for-sale of U.S. real estate lending loans, and $562 million related to the transfer of the U.K. cards portfolio to held-for-sale. 2008 primarily includes reductions to the loan loss reserve of approximately $800 million related to FX translation, $102 million related to securitizations, $244 million for the sale of the German retail banking operation, and $156 million for the sale of CitiCapital, partially offset by additions of $106 million related to the Cuscatlán and Bank of Overseas Chinese acquisitions.
(2)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other Liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans at December 31, 2010

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of year
Beginning balance	$7,636	$28,397	$36,033
Charge-offs	(3,416)	(31,075)	(34,491)
Recoveries	994	2,638	3,632
Replenishment of net charge-offs	2,422	28,437	30,859
Net reserve builds/(releases)	(1,625)	(4,898)	(6,523)
Net specific reserve builds/(releases)	(722)	1,580	858
Other	(79)	10,366	10,287
Ending balance	$5,210	$35,445	$40,655
Allowance for loan losses
Determined in accordance with ASC 450-20	$3,471	$27,683	$31,154
Determined in accordance with ASC 310-10-35	1,689	7,735	9,424
Determined in accordance with ASC 310-30	50	27	77
Total allowance for loan losses	$5,210	$35,445	$40,655
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20	$179,924	$428,334	$608,258
Loans individually evaluated for impairment in accordance with ASC 310-10-35	8,367	27,328	35,695
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	244	225	469
Loans held at fair value	2,627	1,745	4,372
Total loans, net of unearned income	$191,162	$457,632	$648,794

18. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in Goodwill during 2009 and 2010 were as follows:

In millions of dollars
Balance at December 31, 2008	$27,132
Sale of Smith Barney	$(1,146)
Sale of Nikko Cordial Securities	(558)
Sale of Nikko Asset Management	(433)
Foreign exchange translation	547
Smaller acquisitions/divestitures, purchase accounting adjustments and other	(150)
Balance at December 31, 2009	$25,392
Foreign exchange translation	$685
Smaller acquisitions/divestitures, purchase accounting adjustments and other	75
Balance at December 31, 2010	$26,152

The changes in Goodwill by segment during 2009 and 2010 were as follows:

	Regional	Institutional
	Consumer	Clients		Corporate/
In millions of dollars	Banking	Group	Citi Holdings	Other	Total
Balance at December 31, 2008	$9,755	$10,503	$6,874	$—	$27,132
Goodwill acquired during 2009	$—	—	—	$—	$—
Goodwill disposed of during 2009	—	(39)	(2,248)	—	(2,287)
Other (1)	166	225	156	—	547
Balance at December 31, 2009	$9,921	$10,689	$4,782	$—	$25,392
Goodwill acquired during 2010	$—	$—	$—	$—	$—
Goodwill disposed of during 2010	—	—	(102)	—	(102)
Other (1)	780	137	(55)	—	862
Balance at December 31, 2010	$10,701	$10,826	$4,625	$—	$26,152

(1)	Other changes in Goodwill primarily reflect foreign exchange effects on non-dollar-denominated goodwill, as well as purchase accounting adjustments.

     Goodwill impairment testing is performed at a level below the business segments (referred to as a reporting unit). The reporting unit structure in 2010 is consistent with those reporting units identified in the second quarter of 2009 as a result of the change in organizational structure. During 2010, goodwill was allocated to disposals and tested for impairment for each of the reporting units. The Company performed goodwill impairment testing for all reporting units as of July 1, 2010. Additionally, an interim goodwill impairment test was performed for the Brokerage and Asset Management and Local Consumer Lending—Cards reporting units as of May 1, 2010 and May 31, 2010, respectively. No goodwill was written off due to impairment in 2009 and 2010.
     During 2008, the share prices of financial stocks continued to be very volatile and were under considerable pressure in sustained turbulent markets. In such an environment, Citigroup’s market capitalization remained below book value for most of the period and the Company performed goodwill impairment testing for all reporting units as of February 28, 2008, July 1, 2008 and December 31, 2008. As of December 31, 2008, there was an indication of impairment in the North America Regional Consumer Banking, Latin America Consumer Banking and Local Consumer Lending—Other reporting units and, accordingly, the second step of testing was performed on these reporting units.
     Based on the results of the second step of testing at December 31, 2008, the Company recorded a $9.6 billion pretax ($8.7 billion after tax) goodwill impairment charge in the fourth quarter of 2008, representing most of the goodwill allocated to these reporting units. The impairment was composed of a $2.3 billion pretax charge ($2.0 billion after tax) related to North America Regional Consumer Banking, a $4.3 billion pretax charge ($4.1 billion after tax) related to Latin America Regional Consumer Banking and a $3.0 billion pretax charge ($2.6 billion after tax) related to Local Consumer Lending—Other.

     The following table shows reporting units with goodwill balances as of December 31, 2010, and the excess of fair value as a percentage over allocated book value as of the annual impairment test.

In millions of dollars
	Fair value as a % of
Reporting unit (1)	allocated book value	Goodwill
North America Regional Consumer Banking	170%	$2,518
EMEA Regional Consumer Banking	168	338
Asia Regional Consumer Banking	344	6,045
Latin America Regional Consumer Banking	230	1,800
Securities and Banking	223	9,259
Transaction Services	1,716	1,567
Brokerage and Asset Management	151	65
Local Consumer Lending—Cards	121	4,560

(1)	Local Consumer Lending—Other is excluded from the table as there is no goodwill allocated to it.

     While no impairment was noted in step one of Citigroup’s Local Consumer Lending—Cards reporting unit impairment test at July 1, 2010, goodwill present in the reporting unit may be sensitive to further deterioration as the valuation of the reporting unit is particularly dependent upon economic conditions that affect consumer credit risk and behavior. Citigroup engaged the services of an independent valuation specialist to assist in the valuation of the reporting unit at July 1, 2010, using a combination of the market approach and income approach consistent with the valuation model used in past practice, which considered the impact of the penalty fee provisions associated with the Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act) that were implemented during 2010.
     Under the market approach for valuing this reporting unit, the key assumption is the selected price multiple. The selection of the multiple considers the operating performance and financial condition of the Local Consumer Lending—Cards operations as compared with those of a group of selected publicly traded guideline companies and a group of selected acquired companies. Among other factors, the level and expected growth in return on tangible equity relative to those of the guideline companies and guideline transactions is considered. Since the guideline company prices used are on a minority interest basis, the selection of the multiple considers the guideline acquisition prices, which reflect control rights and privileges, in arriving at a multiple that reflects an appropriate control premium.

     For the Local Consumer Lending—Cards valuation under the income approach, the assumptions used as the basis for the model include cash flows for the forecasted period, the assumptions embedded in arriving at an estimation of the terminal value and the discount rate. The cash flows for the forecasted period are estimated based on management’s most recent projections available as of the testing date, giving consideration to targeted equity capital requirements based on selected public guideline companies for the reporting unit. In arriving at the terminal value for Local Consumer Lending—Cards, using 2013 as the terminal year, the assumptions used include a long-term growth rate and a price-to-tangible book multiple based on selected public guideline companies for the reporting unit. The discount rate is based on the reporting unit’s estimated cost of equity capital computed under the capital asset pricing model.
     Embedded in the key assumptions underlying the valuation model, described above, is the inherent uncertainty regarding the possibility that economic conditions may deteriorate or other events will occur that will impact the business model for Local Consumer Lending—Cards. While there is inherent uncertainty embedded in the assumptions used in developing management’s forecasts, the Company utilized a discount rate at July 1, 2010 that it believes reflects the risk characteristics and uncertainty specific to management’s forecasts and assumptions for the Local Consumer Lending—Cards reporting unit.
     Two primary categories of events exist—economic conditions in the U.S. and regulatory actions—which, if they were to occur, could negatively affect key assumptions used in the valuation of Local Consumer Lending—Cards. Small deterioration in the assumptions used in the valuations, in particular the discount-rate and growth-rate assumptions used in the net income projections, could significantly affect Citigroup’s impairment evaluation and, hence, results. If the future were to differ adversely from management’s best estimate of key economic assumptions, and associated cash flows were to decrease by a small margin, Citi could potentially experience future material impairment charges with respect to $4,560 million of goodwill remaining in the Local Consumer Lending—Cards reporting unit. Any such charges, by themselves, would not negatively affect Citi’s Tier 1 and Total Capital regulatory ratios, Tier 1 Common ratio, its Tangible Common Equity or Citi’s liquidity position.

Intangible Assets

The components of intangible assets were as follows:

	December 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
In millions of dollars	amount	amortization	amount	amount	amortization	amount
Purchased credit card relationships	$7,796	$5,048	$2,748	$8,148	$4,838	$3,310
Core deposit intangibles	1,442	959	483	1,373	791	582
Other customer relationships	702	195	507	675	176	499
Present value of future profits	241	114	127	418	280	138
Indefinite-lived intangible assets	550	—	550	569	—	569
Other (1)	4,723	1,634	3,089	4,977	1,361	3,616
Intangible assets (excluding MSRs)	$15,454	$7,950	$7,504	$16,160	$7,446	$8,714
Mortgage servicing rights (MSRs)	4,554	—	4,554	6,530	—	6,530
Total intangible assets	$20,008	$7,950	$12,058	$22,690	$7,446	$15,244

(1)	Includes contract-related intangible assets.

     Intangible assets amortization expense was $976 million, $1,179 million and $1,427 million for 2010, 2009 and 2008, respectively. Intangible assets amortization expense is estimated to be $862 million in 2011, $838 million in 2012, $825 million in 2013, $779 million in 2014, and $697 million in 2015.

The changes in intangible assets during 2010 were as follows:

	Net carrying					Net carrying
	amount at				FX	amount at
	December 31,	Acquisitions/			and	December 31,
In millions of dollars	2009	divestitures	Amortization	Impairments	other (1)	2010
Purchased credit card relationships	$3,310	$(53)	$(486)	$(39)	$16	$2,748
Core deposit intangibles	582	—	(108)	—	9	483
Other customer relationships	499	—	(56)	—	64	507
Present value of future profits	138	—	(13)	—	2	127
Indefinite-lived intangible assets	569	(46)	—	—	27	550
Other	3,616	—	(313)	(32)	(182)	3,089
Intangible assets (excluding MSRs)	$8,714	$(99)	$(976)	$(71)	$(64)	$7,504
Mortgage servicing rights (MSRs) (2)	6,530					4,554
Total intangible assets	$15,244					$12,058
(1)	Includes foreign exchange translation and purchase accounting adjustments.
(2)	See Note 22 to the Consolidated Financial Statements for the roll-forward of MSRs.

19. DEBT

Short-Term Borrowings
Short-term borrowings consist of commercial paper and other borrowings with weighted average interest rates at December 31 as follows:

	2010		2009
		Weighted		Weighted
In millions of dollars	Balance	average	Balance	average
Commercial paper
Bank	$14,987	0.39%	$—	—%
Other non-bank	9,670	0.29	10,223	0.34
	$24,657		$10,223
Other borrowings (1)	54,133	0.40%	58,656	0.66%
Total (2)	$78,790		$68,879

(1)	At December 31, 2010 and December 31, 2009, collateralized advances from the Federal Home Loan Bank were $10 billion and $23 billion, respectively.
(2)	December 31, 2010 includes $25.3 billion of short-term borrowings related to VIEs consolidated effective January 1, 2010 with the adoption of SFAS 167.

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

Long-Term Debt

			Balances at
			December 31,
	Weighted
	average
In millions of dollars	coupon	Maturities	2010	2009
Citigroup parent company
Senior notes	4.30%	2011–2098	$146,280	$149,751
Subordinated notes	4.92	2011–2036	27,533	28,708
Junior subordinated notes
relating to trust preferred
securities	7.44	2031–2067	18,131	19,345
Bank (1)
Senior notes	2.03	2011–2048	110,732	78,413
Subordinated notes	5.12	2011–2064	2,502	444
Non-bank
Senior notes	3.43	2011–2097	73,472	84,742
Subordinated notes	1.29	2011–2037	2,533	2,616
Total (2)(3)(4)(5)			$381,183	$364,019
Senior notes			$330,484	$312,906
Subordinated notes			32,568	31,768
Junior subordinated notes
relating to trust preferred
securities			18,131	19,345
Total			$381,183	$364,019

(1)	At December 31, 2010 and December 31, 2009, collateralized advances from the Federal Home Loan Bank were $18.2 billion and $24.1 billion, respectively.
(2)	Includes $250 million of notes maturing in 2098.
(3)	At December 31, 2010, includes $69.7 billion of long-term debt related to VIEs consolidated effective January 1, 2010 with the adoption of SFAS 166/167.
(4)	Of this amount, approximately $58.3 billion is guaranteed by the FDIC under the TLGP with $20.3 billion maturing in 2011 and $38.0 billion maturing in 2012.
(5)	Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $364 million issued by Safety First Trust Series 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 (collectively, the “Safety First Trusts”) at December 31, 2010 and $528 million issued by Safety First Trust Series 2006-1, 2007-1, 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 at December 31, 2009. Citigroup Funding Inc. (CFI) owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust Securities and the Safety First Trusts’ common securities. The Safety First Trusts’ obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI’s guarantee obligations are fully and unconditionally guaranteed by Citigroup.

     CGMHI has committed long-term financing facilities with unaffiliated banks. At December 31, 2010, CGMHI had drawn down the full $900 million available under these facilities, of which $150 million is guaranteed by Citigroup. Generally, a bank can terminate these facilities by giving CGMHI one-year prior notice.
     The Company issues both fixed and variable rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, the Company uses other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2010, the Company’s overall weighted average interest rate for long-term debt was 3.53% on a contractual basis and 2.78% including the effects of derivative contracts.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

In millions of dollars	2011	2012	2013	2014	2015	Thereafter
Bank	$35,066	$38,280	$8,013	$7,620	$6,380	$17,875
Non-bank	15,213	25,950	7,858	5,187	3,416	18,381
Parent company	21,194	30,004	21,348	19,096	12,131	88,171
Total	$71,473	$94,234	$37,219	$31,903	$21,927	$124,427

     Long-term debt at December 31, 2010 and December 31, 2009 includes $18,131 million and $19,345 million, respectively, of junior subordinated debt. The Company formed statutory business trusts under the laws of the State of Delaware. The trusts exist for the exclusive purposes of (i) issuing trust securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve, Citigroup has the right to redeem these securities.
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

The following table summarizes the financial structure of each of the Company’s subsidiary trusts at December 31, 2010:

							Junior subordinated debentures owned by trust
Trust securities						Common
with distributions						shares			Redeemable
guaranteed by	Issuance	Securities	Liquidation		Coupon	issued			by issuer
Citigroup	date	issued	value	(1)	rate	to parent	Amount	Maturity	beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194		7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	35,885,898	897		7.125%	1,109,874	925	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	43,651,597	1,091		6.950%	1,350,050	1,125	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	33,874,813	847		6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	14,757,823	369		6.100%	456,428	380	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460		6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XII	Mar. 2010	92,000,000	2,300		8.500%	25	2,300	Mar. 30, 2040	Mar. 30, 2015
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246		7.875%	25	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XIV	June 2006	12,227,281	306		6.875%	40,000	307	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	25,210,733	630		6.500%	40,000	631	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	38,148,947	954		6.450%	20,000	954	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	28,047,927	701		6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	99,901	155		6.829%	50	156	June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	22,771,968	569		7.250%	20,000	570	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	17,709,814	443		7.875%	20,000	443	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	2,345,801	2,346		8.300%	500	2,346	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXXII	Nov. 2007	1,875,000	1,875		6.935%	10	1,875	Sept. 15, 2042	Sept. 15, 2014
Citigroup Capital XXXIII	July 2009	3,025,000	3,025		8.000%	100	3,025	July 30, 2039	July 30, 2014

					3 mo. LIB
Adam Capital Trust III	Dec. 2002	17,500	18		+335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
					3 mo. LIB
Adam Statutory Trust III	Dec. 2002	25,000	25		+325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
					3 mo. LIB
Adam Statutory Trust IV	Sept. 2003	40,000	40		+295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
					3 mo. LIB
Adam Statutory Trust V	Mar. 2004	35,000	35		+279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009
Total obligated			$19,526				$19,653

(1)	Represents the notional value received by investors from the trusts at the time of issuance.

     In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital III, Citigroup Capital XVIII and Citigroup Capital XXI on which distributions are payable semi-annually.
     During the second quarter of 2010 Citigroup exchanged Citigroup Capital Trust XXX for $1.875 billion of senior notes with a coupon of 6% payable semi-annually. The senior notes mature on December 13, 2013.

On September 29, 2010, Citigroup modified Citigroup Capital Trust XXXIII by redeeming $2.234 billion of those securities that were owned by the U.S. Treasury Department. Citigroup Inc. replaced those securities with Citigroup Capital Trust XIII in the amount of $2.246 billion with a coupon of 7.875%, payable quarterly. The U.S. Treasury Department then sold all of such securities of Citigroup Capital Trust XIII to the public.
     During the fourth quarter of 2010 Citigroup exchanged Citigroup Capital Trust XXXI for $1.875 billion of senior notes with a coupon of 4.587%, payable semi-annually. The senior notes mature on December 15, 2015.

20. REGULATORY CAPITAL

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
     The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2010 and 2009, all of Citigroup’s U.S. insured subsidiary depository institutions were “well capitalized.”
     At December 31, 2010, regulatory capital as set forth in guidelines issued by the U.S. federal bank regulators is as follows:

		Well-
	Required	capitalized
In millions of dollars	minimum	minimum		Citigroup	(3)	Citibank, N.A.	(3)
Tier 1 Common				$105,135		$103,926
Tier 1 Capital				126,193		104,605
Total Capital (1)				162,219		117,682
Tier 1 Common ratio	N/A	N/A		10.75%		15.07%
Tier 1 Capital ratio	4.0%	6.0%		12.91		15.17
Total Capital ratio (1)	8.0	10.0		16.59		17.06
Leverage ratio (2)	3.0	5.0	(3)	6.60		8.88

(1)	Total Capital includes Tier 1 Capital and Tier 2 Capital.
(2)	Tier 1 Capital divided by adjusted average total assets.
(3)	Applicable only to depository institutions. For bank holding companies to be “well capitalized,” they must maintain a minimum Leverage ratio of 3%.
N/A Not Applicable
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
     In determining the dividends, each depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup did not receive any dividends from its banking subsidiaries during 2010.

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
	Exchange
	Commission
	Uniform Net
	Capital Rule
	(Rule 15c3-1)	$8,903	$8,218

Citigroup Global Markets Limited	United Kingdom’s Financial Services Authority	$7,182	$4,610

21. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in each component of Accumulated other comprehensive income (loss) for the three-year period ended December 31, 2010 are as follows:

		Foreign
	Net	currency
	unrealized	translation			Accumulated
	gains (losses)	adjustment,		Pension	other
	on investment	net of	Cash flow	liability	comprehensive
In millions of dollars	securities	hedges	hedges	adjustments	income (loss)
Balance at January 1, 2008	$471	$(772)	$(3,163)	$(1,196)	$(4,660)
Change in net unrealized gains (losses) on investment securities, net of taxes	(11,422)	—	—	—	(11,422)
Reclassification adjustment for net losses included in net income, net of taxes	1,304	—	—	—	1,304
Foreign currency translation adjustment, net of taxes (1)	—	(6,972)	—	—	(6,972)
Cash flow hedges, net of taxes (2)	—	—	(2,026)	—	(2,026)
Pension liability adjustment, net of taxes (3)	—	—	—	(1,419)	(1,419)
Change	$(10,118)	$(6,972)	$(2,026)	$(1,419)	$(20,535)
Balance at December 31, 2008	$(9,647)	$(7,744)	$(5,189)	$(2,615)	$(25,195)
Cumulative effect of accounting change (ASC 320-10-35/FSP FAS 115-2
and FAS 124-2)	(413)	—	—	—	(413)
Balance at January 1, 2009	$(10,060)	$(7,744)	$(5,189)	$(2,615)	$(25,608)
Change in net unrealized gains (losses) on investment securities, net of taxes (4)	5,268	—	—	—	5,268
Reclassification adjustment for net losses included in net income, net of taxes	445	—	—	—	445
Foreign currency translation adjustment, net of taxes (1)	—	(203)	—	—	(203)
Cash flow hedges, net of taxes (2)	—	—	2,007	—	2,007
Pension liability adjustment, net of taxes (3)	—	—	—	(846)	(846)
Change	$5,713	$(203)	$2,007	$(846)	$6,671
Balance at December 31, 2009	$(4,347)	$(7,947)	$(3,182)	$(3,461)	$(18,937)
Change in net unrealized gains (losses) on investment securities, net of taxes (4)	2,609	—	—	—	2,609
Reclassification adjustment for net gains included in net income, net of taxes	(657)	—	—	—	(657)
Foreign currency translation adjustment, net of taxes (1)	—	820	—	—	820
Cash flow hedges, net of taxes (2)	—	—	532	—	532
Pension liability adjustment, net of taxes (3)	—	—	—	(644)	(644)
Change	$1,952	$820	$532	$(644)	2,660
Balance at December 31, 2010	$(2,395)	$(7,127)	$(2,650)	$(4,105)	$(16,277)

(1)	Reflects, among other items: the movements in the British pound, Euro, Japanese yen, Korean won, Polish zloty and Mexican peso against the U.S. dollar, and changes in related tax effects and hedges.
(2)	Primarily driven by Citigroup’s pay fixed/receive floating interest rate swap programs that are hedging the floating rates on deposits and long-term debt.
(3)	Reflects adjustments to the funded status of pension and postretirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation.
(4)	See Note 15 to the Consolidated Financial Statements for details of the unrealized gains and losses on Citigroup’s available-for-sale and held-to-maturity securities and the net gains (losses) included in income.

22. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

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

Uses of SPEs
An SPE is an entity designed to fulfill a specific limited need of the company that organized it. The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup’s financial assets, to assist clients in securitizing their financial assets, and to create investment products for clients. SPEs may be organized in many legal forms including trusts, partnerships or corporations. In a securitization, the company transferring assets to an SPE converts all (or a portion) of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt and equity instruments, certificates, commercial paper and other notes of indebtedness, which are recorded on the balance sheet of the SPE and not reflected in the transferring company’s balance sheet, assuming applicable accounting requirements are satisfied. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or over-collateralization in the form of excess assets in the SPE, a line of credit, or from a liquidity facility, such as a liquidity put option or asset purchase agreement. The SPE can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs than unsecured debt. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors or to limit or change the credit risk of the SPE. Citigroup may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts. Since QSPEs were eliminated, most of Citigroup’s SPEs are now VIEs.

Variable Interest Entities
VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights, and right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests or other counterparties that provide other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity. Since January 1, 2010, the variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Citigroup would be deemed to have a controlling financial interest and be the primary beneficiary if it has both of the following characteristics:
  power to direct activities of a VIE that most significantly impact the entity’s economic performance; and

  obligation to absorb losses of the entity that could potentially be significant to the VIE or right to receive benefits from the entity that could potentially be significant to the VIE.
     The Company must evaluate its involvement in each VIE and understand the purpose and design of the entity, the role the Company had in the entity’s design, and its involvement in its ongoing activities. The Company then must evaluate which activities most significantly impact the economic performance of the VIE and who has the power to direct such activities.
     For those VIEs where the Company determines that it has the power to direct the activities that most significantly impact the VIE’s economic performance, the Company then must evaluate its economic interests, if any, and determine whether it could absorb losses or receive benefits that could potentially be significant to the VIE. When evaluating whether the Company has an obligation to absorb losses that could potentially be significant, it considers the maximum exposure to such loss without consideration of probability. Such obligations could be in various forms, including but not limited to, debt and equity investments, guarantees, liquidity agreements, and certain derivative contracts.
     Prior to January 1, 2010, the variable interest holder, if any, that would absorb a majority of the entity’s expected losses, receive a majority of the entity’s residual returns, or both, was deemed to be the primary beneficiary and consolidated the VIE. Consolidation of the VIE was determined based primarily on the variability generated in scenarios that are considered most likely to occur, rather than on scenarios that are considered more remote. In many cases, a detailed quantitative analysis was required to make this determination.
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

     Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE as of December 31, 2010 and December 31, 2009 is presented below:

In millions of dollars	As of December 31, 2010
						Maximum exposure to loss in significant
						unconsolidated VIEs							(1)
						Funded exposures		(2)	Unfunded exposures		(3)
	Total
	involvement	Consolidated		Significant						Guarantees
	with SPE	VIE / SPE		unconsolidated		Debt	Equity		Funding	and
	assets	assets	(4)	VIE assets	(4)(5)	investments	investments		commitments	derivatives		Total
Citicorp
Credit card securitizations	$62,061	$62,061		$—		$—	$—		$—	$—		$—
Mortgage securitizations (6)
U.S. agency-sponsored	175,229	—		175,229		2,402	—		—	27		2,429
Non-agency-sponsored	7,352	1,454		5,898		302	—		—	—		302
Citi-administered asset-backed
commercial paper conduits (ABCP)	30,941	21,312		9,629		—	—		9,629	—		9,629
Third-party commercial paper conduits	4,845	308		4,537		415	—		298	—		713
Collateralized debt obligations (CDOs)	5,379	—		5,379		103	—		—	—		103
Collateralized loan obligations (CLOs)	6,740	—		6,740		68	—		—	—		68
Asset-based financing	17,571	1,421		16,150		5,641	—		5,596	11		11,248
Municipal securities tender
option bond trusts (TOBs)	17,047	8,105		8,942		—	—		6,454	423		6,877
Municipal investments	12,002	178		11,824		675	2,929		1,478	—		5,082
Client intermediation	6,612	1,899		4,713		1,312	8		—	—		1,320
Investment funds	3,741	259		3,482		2	82		66	19		169
Trust preferred securities	19,776	—		19,776		—	128		—	—		128
Other	5,085	1,412		3,673		467	32		119	80		698
Total	$374,381	$98,409		$275,972		$11,387	$3,179		$23,640	$560		$38,766
Citi Holdings
Credit card securitizations	$33,606	$33,196		$410		$—	$—		$—	$—		$—
Mortgage securitizations (6)
U.S. agency-sponsored	207,729	—		207,729		2,701	—		—	108		2,809
Non-agency-sponsored	22,274	2,727		19,547		160	—		—	—		160
Student loan securitizations	2,893	2,893		—		—	—		—	—		—
Citi-administered asset-backed
commercial paper conduits (ABCP)	—	—		—		—	—		—	—		—
Third-party commercial paper conduits	3,365	—		3,365		—	—		252	—		252
Collateralized debt obligations (CDOs)	8,452	755		7,697		189	—		—	141		330
Collateralized loan obligations (CLOs)	12,234	—		12,234		1,754	—		29	401		2,184
Asset-based financing	22,756	136		22,620		8,626	3		300	—		8,929
Municipal securities tender
option bond trusts (TOBs)	—	—		—		—	—		—	—		—
Municipal investments	4,652	—		4,652		71	200		136	—		407
Client intermediation	659	195		464		62	—		—	345		407
Investment funds	1,961	627		1,334		—	70		45	—		115
Other	8,444	6,955		1,489		276	112		91	—		479
Total	$329,025	$47,484		$281,541		$13,839	$385		$853	$995		$16,072
Total Citigroup	$703,406	$145,893		$557,513		$25,226	$3,564		$24,493	$1,555		$54,838

(1)	The definition of maximum exposure to loss is included in the text that follows.
(2)	Included in Citigroup’s December 31, 2010 Consolidated Balance Sheet.
(3)	Not included in Citigroup’s December 31, 2010 Consolidated Balance Sheet.
(4)	Due to the adoption of ASC 810, Consolidation (SFAS 167) on January 1, 2010, the previously disclosed assets of former QSPEs are now included in either the “Consolidated VIE / SPE assets” or the “Significant unconsolidated VIE assets” columns for the December 31, 2010 period.
(5)	A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.
(6)	A significant portion of the Company’s securitized mortgage portfolio was transferred from Citi Holdings to Citicorp during the first quarter of 2010.

In millions of dollars	As of December 31, 2009

Total					Maximum exposure to
involvement			Significant		loss in significant
with SPE	QSPE	Consolidated	unconsolidated		unconsolidated
assets	assets	VIE assets	VIE assets	(1)	VIEs	(2)

$78,833	$78,833	$—	$—		$—
264,949	264,949	—	—		—

36,327	—	—	36,327		36,326
3,718	—	—	3,718		353
2,785	—	—	2,785		21
5,409	—	—	5,409		120
19,612	—	1,279	18,333		5,221

19,455	705	9,623	9,127		6,841
10,906	—	11	10,895		2,370
8,607	—	2,749	5,858		881
93	—	39	54		10
19,345	—	—	19,345		128
7,380	1,808	1,838	3,734		446
$477,419	$346,295	$15,539	$115,585		$52,717

$42,274	$42,274	$—	$—		$—
308,504	308,504	—	—		—

14,343	14,343	—	—		—

98	—	98	—		—
5,776	—	—	5,776		439
24,157	—	7,614	16,543		1,158
13,515	—	142	13,373		1,658
52,598	—	370	52,228		18,385

1,999	—	1,999	—		—
5,364	—	882	4,482		375
675	—	230	445		396
10,178	—	1,037	9,141		268
3,732	610	1,472	1,650		604
$483,213	$365,731	$13,844	$103,638		$23,283
$960,632	$712,026	$29,383	$219,223		$76,000

(1)	A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.
(2)	The definition of maximum exposure to loss is included in the text that follows.

Reclassified to conform to the current period’s presentation.

The previous table does not include:
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
  certain positions in mortgage-backed and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, where the Company has no other involvement with the related securitization entity. For more information on these positions, see Notes 14 and 15 to the Consolidated Financial Statements;
  certain representations and warranties exposures in Securities and Banking mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of the loans securitized was approximately $23 billion at December 31, 2010, related to transactions sponsored by Securities and Banking during the period 2005 to 2008; and
  certain representations and warranties exposures in Consumer mortgage securitizations, where the original mortgage loan balances are no longer outstanding.
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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the SPE table as of December 31, 2010:

In millions of dollars	Liquidity facilities	Loan commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$9,270	$359
Third-party commercial paper conduits	298	—
Asset-based financing	5	5,591
Municipal securities tender option bond trusts (TOBs)	6,454	—
Municipal investments	—	1,478
Investment funds	—	66
Other	—	119
Total Citicorp	$16,027	$7,613
Citi Holdings
Third-party commercial paper conduits	$252	$—
Collateralized loan obligations (CLOs)	—	29
Asset-based financing	—	300
Municipal investments	—	136
Investment funds	45	—
Other	—	91
Total Citi Holdings	$297	$556
Total Citigroup funding commitments	$16,324	$8,169

Citicorp and Citi Holdings Consolidated VIEs
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

In billions of dollars	December 31, 2010				December 31, 2009
	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.2	$0.6	$0.8	$—	$1.4	$1.4
Trading account assets	4.9	1.6	6.5	3.7	9.5	13.2
Investments	7.9	—	7.9	9.8	2.8	12.6
Total loans, net	85.3	44.7	130.0	0.1	25.0	25.1
Other	0.1	0.6	0.7	1.9	1.3	3.2
Total assets	$98.4	$47.5	$145.9	$15.5	$40.0	$55.5

Short-term borrowings	$23.1	$2.2	$25.3	$9.5	$2.6	$12.1
Long-term debt	47.6	22.1	69.7	4.6	21.2	25.8
Other liabilities	0.6	0.2	0.8	0.1	3.6	3.7
Total liabilities	$71.3	$24.5	$95.8	$14.2	$27.4	$41.6

Citicorp and Citi Holdings Significant Interests
in Unconsolidated VIEs—Balance Sheet Classification
The following tables present the carrying amounts and classification of significant interests in unconsolidated VIEs:

In billions of dollars		December 31, 2010			December 31, 2009
	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$3.6	$2.7	$6.3	$3.2	$3.1	$6.3
Investments	3.8	5.9	9.7	2.0	7.3	9.3
Loans	4.5	4.5	9.0	2.3	10.5	12.8
Other	2.7	2.0	4.7	0.5	0.1	0.6
Total assets	$14.6	$15.1	$29.7	$8.0	$21.0	$29.0

Long-term debt	$0.4	$0.5	$0.9	$0.5	$—	$0.5
Other liabilities	—	—	—	0.3	0.2	0.5
Total liabilities	$0.4	$0.5	$0.9	$0.8	$0.2	$1.0

Credit Card Securitizations
The Company securitizes credit card receivables through trusts that are established to purchase the receivables. Citigroup transfers receivables into the trusts on a non-recourse basis. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. Prior to 2010, such transfers were accounted for as sale transactions under SFAS 140 and, accordingly, the sold assets were removed from the Consolidated Balance Sheet and a gain or loss was recognized in connection with the transaction. With the adoption of SFAS 167, beginning in 2010 the trusts are treated as consolidated entities, because, as servicer, Citigroup has power to direct the activities that most significantly impact the economic performance of the trusts and also holds a seller’s interest and certain securities issued by the trusts, and provides liquidity facilities to the trusts, which could result in potentially significant losses or benefits from the trusts. Accordingly, the transferred credit card receivables are required to remain on the Consolidated Balance Sheet with no gain or loss recognized. The debt issued by the trusts to third parties is included in the Consolidated Balance Sheet.
     The Company relies on securitizations to fund a significant portion of its credit card businesses in North America. The following table reflects amounts related to the Company’s securitized credit card receivables:

	Citicorp		Citi Holdings
In billions of dollars	2010	2009	2010	2009
Principal amount of credit card receivables in trusts	$67.5	$78.8	$34.1	$42.3
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$42.0	$66.5	$16.4	$28.2
Retained by Citigroup as trust-issued securities	3.4	5.0	7.1	10.1
Retained by Citigroup via non-certificated interests	22.1	7.3	10.6	4.0
Total ownership interests in principal amount of trust credit card receivables	$67.5	$78.8	$34.1	$42.3
Other amounts recorded on the balance sheet related to interests retained in the trusts
Other retained interests in securitized assets	N/A	$1.4	N/A	$1.6
Residual interest in securitized assets (1)	N/A	0.3	N/A	1.2
Amounts payable to trusts	N/A	1.2	N/A	0.8

(1)	December 31, 2009 balances include net unbilled interest of $0.3 billion for Citicorp and $0.4 billion for Citi Holdings.
N/A	Not Applicable

Credit Card Securitizations—Citicorp
No gain or loss from securitization was recognized in 2010, since the transfer of credit card receivables to the trust did not meet the criteria for sale accounting. In the years ended December 31, 2009 and 2008, the Company recorded net gains (losses) from securitization of Citicorp’s credit card receivables of $349 million and $(1,007) million, respectively. Net gains (losses) reflect the following:
  incremental gains (losses) from new securitizations;
  the reversal of the allowance for loan losses associated with receivables sold;
  net gains on replenishments of the trust assets offset by other-than-temporary impairments; and
  changes in fair value for the portion of the residual interest classified as trading assets.

     The following table summarizes selected cash flow information related to Citicorp’s credit card securitizations for the years ended December 31, 2010, 2009 and 2008:

In billions of dollars	2010	2009	2008
Proceeds from new securitizations	$—	$16.3	$11.8
Paydown of maturing notes	(24.5)	N/A	N/A
Proceeds from collections reinvested in
new receivables	N/A	144.4	165.6
Contractual servicing fees received	N/A	1.3	1.3
Cash flows received on retained
interests and other net cash flows	N/A	3.1	3.9

N/A Not applicable due to the adoption of SFAS 167

     With the adoption of SFAS 167 in 2010 and resulting consolidation of the credit card securitization trusts, there was no residual interest in the securitized assets for Citicorp. Under previous accounting standards, the residual interest was recorded at $0 for Citicorp as of December 31, 2009.

Credit Card Securitizations—Citi Holdings
No gains or losses from securitizations were recorded in 2010, since the transfer of credit card receivables to the trust did not meet criteria for sale accounting. The Company recorded net losses from securitization of Citi Holdings’ credit card receivables of $(586) million and $(527) million for the years ended December 31, 2009 and 2008, respectively.
     The following table summarizes selected cash flow information related to Citi Holdings’ credit card securitizations for the years ended December 31, 2010, 2009 and 2008:

In billions of dollars	2010	2009	2008
Proceeds from new securitizations	$5.5	$29.4	$16.9
Paydown of maturing notes	(15.8)	N/A	N/A
Proceeds from collections reinvested
in new receivables	N/A	46.0	49.1
Contractual servicing fees received	N/A	0.7	0.7
Cash flows received on retained
interests and other net cash flows	N/A	2.6	3.3

N/A Not applicable due to the adoption of SFAS 167

     Similar to Citicorp, with the adoption of SFAS 167 in 2010 there was no residual interest in securitized credit card receivables for Citi Holdings. Under previous accounting standards, the residual interest was recorded at $786 million as of December 31, 2009. Key assumptions used in measuring the fair value of the residual interest at the date of sale or securitization of Citi Holdings’ credit card receivables for the years ended December 31, 2010 and 2009, respectively, are as follows:

	December 31,	December 31,
	2010	2009
Discount rate	N/A	19.7%
Constant prepayment rate	N/A	6.0% to 11.0%
Anticipated net credit losses	N/A	9.9% to 13.2%

N/A Not applicable due to the adoption of SFAS 167

     The constant prepayment rate assumption range reflects the projected payment rates over the life of a credit card balance, excluding new card purchases. This results in a high payment in the early life of the securitized balances followed by a much lower payment rate, which is depicted in the disclosed range.
Managed Loans
As previously mentioned, prior to 2010, securitized receivables were treated as sold and removed from the balance sheet. Beginning in 2010, substantially all securitized credit card receivables are included in the Consolidated Balance Sheet. Accordingly, the managed-basis (managed) presentation is only relevant prior to 2010.
     After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers the securitized credit card receivables to be part of the business it manages.
     Managed presentations are non-GAAP financial measures. Managed presentations include results from both the on-balance-sheet loans and off-balance-sheet loans, and exclude the impact of card securitization activity. Managed presentations assume that securitized loans have not been sold and present the results of the securitized loans in the same manner as Citigroup’s owned loans. Citigroup’s management believes that managed presentations provide a greater understanding of ongoing operations and enhance comparability of those results in prior periods as well as demonstrating the effects of unusual gains and charges in the current period. Management further believes that a meaningful analysis of the Company’s financial performance requires an understanding of the factors underlying that performance and that investors find it useful to see these non-GAAP financial measures to analyze financial performance without the impact of unusual items that may obscure trends in Citigroup’s underlying performance.

Managed Loans—Citicorp
The following tables present a reconciliation between the managed and on-balance-sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) and credit losses, net of recoveries:

	December 31,	December 31,
In millions of dollars, except loans in billions	2010	2009
Loan amounts, at period end
On balance sheet	$114.2	$44.0
Securitized amounts	—	71.6
Total managed loans	$114.2	$115.6
Delinquencies, at period end
On balance sheet	$2,161	$1,146
Securitized amounts	—	1,902
Total managed delinquencies	$2,161	$3,048

Credit losses, net of recoveries,
for the years ended December 31,	2010	2009	2008
On balance sheet	$9,950	$3,841	$2,866
Securitized amounts	—	6,932	4,300
Total managed credit losses	$9,950	$10,773	$7,166

Managed Loans—Citi Holdings
The following tables present a reconciliation between the managed and on-balance-sheet credit card portfolios and the related delinquencies (loans which are 90 days or more past due) and credit losses, net of recoveries:

In millions of dollars,	December 31,	December 31,
except loans in billions	2010	2009
Loan amounts, at period end
On balance sheet	$52.8	$27.0
Securitized amounts	—	38.8
Total managed loans	$52.8	$65.8
Delinquencies, at period end
On balance sheet	$1,554	$1,250
Securitized amounts	—	1,326
Total managed delinquencies	$1,554	$2,576

Credit losses, net of recoveries,
for the years ended December 31,	2010	2009	2008
On balance sheet	$7,230	$4,540	$3,052
Securitized amounts	—	4,590	3,107
Total managed credit losses	$7,230	$9,130	$6,159

Funding, Liquidity Facilities and Subordinated Interests
Citigroup securitizes credit card receivables through two securitization trusts—Citibank Credit Card Master Trust (Master Trust), which is part of Citicorp, and the Citibank OMNI Master Trust (Omni Trust), which is part of Citi Holdings. Citigroup previously securitized credit card receivables through the Broadway Credit Card Trust (Broadway Trust); however, this Trust was sold as part of a disposition during 2010.
     Master Trust issues fixed- and floating-rate term notes as well as commercial paper (CP). Some of the term notes are issued to multi-seller commercial paper conduits. In 2009, the Master Trust issued $4.3 billion of notes that are eligible for the Term Asset-Backed Securities Loan Facility (TALF) program, where investors can borrow from the Federal Reserve using the trust securities as collateral. The weighted average maturity of the term notes issued by the Master Trust was 3.4 years as of December 31, 2010 and 3.6 years as of December 31, 2009. Beginning in 2010, the liabilities of the trusts are included in the Consolidated Balance Sheet.

Master Trust Liabilities (at par value)

	December 31,	December 31,
In billions of dollars	2010	2009
Term notes issued to multi-seller
CP conduits	$0.3	$0.8
Term notes issued to third parties	41.8	51.2
Term notes retained by
Citigroup affiliates	3.4	5.0
Commercial paper	—	14.5
Total Master Trust
liabilities	$45.5	$71.5

     The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The Omni Trust also issues commercial paper. During 2009, a portion of the Omni Trust commercial paper had been purchased by the Federal Reserve Commercial Paper Funding Facility (CPFF). In addition, some of the multi-seller conduits that hold Omni Trust term notes had placed commercial paper with the CPFF. No Omni Trust liabilities were funded through the CPFF as of December 31, 2010. The total amount of Omni Trust liabilities funded directly or indirectly through the CPFF was $2.5 billion at December 31, 2009.
       The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.8 years as of December 31, 2010 and 2.5 years as of December 31, 2009.

Omni Trust Liabilities (at par value)

	December 31,	December 31,
In billions of dollars	2010	2009
Term notes issued to multi-seller
CP conduits	$7.2	$13.1
Term notes issued to third parties	9.2	9.2
Term notes retained by
Citigroup affiliates	7.1	9.8
Commercial paper	—	4.4
Total Omni Trust liabilities	$23.5	$36.5

     Citibank (South Dakota), N.A. is the sole provider of full liquidity facilities to the commercial paper programs of the Master and Omni Trusts. Both of these facilities, which represent contractual obligations on the part of Citibank (South Dakota), N.A. to provide liquidity for the issued commercial paper, are made available on market terms to each of the trusts. The liquidity facilities require Citibank (South Dakota), N.A. to purchase the commercial paper issued by each trust at maturity, if the commercial paper does not roll over, as long as there are available credit enhancements outstanding, typically in the form of subordinated notes. As there was no Omni Trust or Master Trust commercial paper outstanding as of December 31, 2010, there was no liquidity commitment at that time. The liquidity commitment related to the Omni Trust commercial paper programs amounted to $4.4 billion at December 31, 2009. The liquidity commitment related to the Master Trust commercial paper program amounted to $14.5 billion at December 31, 2009. As of December 31, 2009, none of the Omni Trust or Master Trust liquidity commitments were drawn.

     In addition, Citibank (South Dakota), N.A. had provided liquidity to a third-party, non-consolidated multi-seller commercial paper conduit, which is not a VIE. The commercial paper conduit had acquired notes issued by the Omni Trust. The liquidity commitment to the third-party conduit was $2.5 billion at December 31, 2009, of which none was drawn.
     During 2009, all three of Citigroup’s primary credit card securitization trusts—Master Trust, Omni Trust, and Broadway Trust—had bonds placed on ratings watch with negative implications by rating agencies. As a result of the ratings watch status, certain actions were taken by Citi with respect to each of the trusts. In general, the actions subordinated certain senior interests in the trust assets that were retained by Citi, which effectively placed these interests below investor interests in terms of priority of payment.
     As a result of these actions, based on the applicable regulatory capital rules, Citigroup began including the sold assets for all three of the credit card securitization trusts in its risk-weighted assets for purposes of calculating its risk-based capital ratios during 2009. The increase in risk-weighted assets occurred in the quarter during 2009 in which the respective actions took place. The effect of these changes increased Citigroup’s risk-weighted assets by approximately $82 billion, and decreased Citigroup’s Tier 1 Capital ratio by approximately 100 basis points as of March 31, 2009, with respect to each of the master and Omni Trusts. The inclusion of the Broadway Trust increased Citigroup’s risk-weighted assets by an additional approximate $900 million at June 30, 2009. With the consolidation of the trusts, beginning in 2010 the credit card receivables that had previously been considered sold under SFAS 140 are now included in the Consolidated Balance Sheet and accordingly these assets continue to be included in Citigroup’s risk-weighted assets. All bond ratings for each of the trusts have been affirmed by the rating agencies and no downgrades have occurred since December 31, 2010.

Mortgage Securitizations
The Company provides a wide range of mortgage loan products to a diverse customer base.
     Once originated, the Company often securitizes these loans through the use of SPEs, which prior to 2010 were QSPEs. These SPEs are funded through the issuance of trust certificates backed solely by the transferred assets. These certificates have the same average life as the transferred assets. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company’s credit exposure to the borrowers. These mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. However, the Company’s Consumer business generally retains the servicing rights and in certain instances retains investment securities, interest-only strips and residual interests in future cash flows from the trusts and also provides servicing for a limited number of Securities and Banking securitizations. Securities and Banking and Special Asset Pool do not retain servicing for their mortgage securitizations.
     The Company securitizes mortgage loans generally through either a government-sponsored agency, such as Ginnie Mae, FNMA or Freddie Mac (U.S. agency-sponsored mortgages), or private label (non-agency-sponsored mortgages) securitization. The Company is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations, because Citigroup does not have the power to direct the activities of the SPE that most significantly impact the entity’s economic performance. Therefore, Citi does not consolidate these U.S. agency-sponsored mortgage securitizations. In certain instances, the Company has (1) the power to direct the activities and (2) the obligation to either absorb losses or right to receive benefits that could be potentially significant to its non-agency-sponsored mortgage securitizations and, therefore, is the primary beneficiary and consolidates the SPE.

Mortgage Securitizations—Citicorp
The following tables summarize selected cash flow information related to mortgage securitizations for the years ended December 31, 2010, 2009 and 2008:

		2010	2009	2008
			Agency- and	Agency- and
	U.S. agency-	Non-agency-	non-agency-	non-agency-
	sponsored	sponsored	sponsored	sponsored
In billions of dollars	mortgages	mortgages	mortgages	mortgages
Proceeds from new securitizations	$63.0	$2.1	$15.7	$6.3
Contractual servicing fees received	0.5	—	—	—
Cash flows received on retained interests and other net cash flows	0.1	—	0.1	0.2

     Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages during 2010 were $(2) million. For the year ended December 31, 2010, gains (losses) recognized on the securitization of non-agency-sponsored mortgages were $(3) million.
     Agency and non-agency mortgage securitization gains (losses) for the years ended December 31, 2009 and 2008 were $18 million and $(15) million, respectively.

     Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the years ended December 31, 2010 and 2009 are as follows:

		December 31, 2010	December 31, 2009
	U.S. agency-	Non-agency-	Agency- and non-agency-
	sponsored mortgages	sponsored mortgages	sponsored mortgages
Discount rate	0.1% to 37.4%	0.8% to 44.9%	0.4% to 52.2%
Constant prepayment rate	2.7% to 28.0%	1.5% to 49.5%	0.5% to 60.3%
Anticipated net credit losses	NM	13.0% to 80.0%	6.0% to 85.0%

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
     At December 31, 2010, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

December 31, 2010
	U.S. agency-	Non-agency-
	sponsored	sponsored
	mortgages	mortgages
Discount rate	0.1% to 37.4%	0.8% to 44.9%
Constant prepayment rate	2.7% to 28.0%	1.0% to 57.3%
Anticipated net credit losses	NM	10.8% to 90.0%

NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

	U.S. agency-	Non-agency-
	sponsored	sponsored
In millions of dollars	mortgages	mortgages
Carrying value of retained interests	$2,611	$1,118
Discount rates
Adverse change of 10%	$(101)	$(35)
Adverse change of 20%	(195)	(66)
Constant prepayment rate
Adverse change of 10%	$(97)	$(21)
Adverse change of 20%	(188)	(41)
Anticipated net credit losses
Adverse change of 10%	$(8)	$2
Adverse change of 20%	(15)	(8)

Mortgage Securitizations—Citi Holdings
The following tables summarize selected cash flow information related to Citi Holdings mortgage securitizations for the years ended December 31, 2010, 2009 and 2008:

		2010	2009	2008
			Agency- and	Agency- and
	U.S. agency-	Non-agency-	non-agency-	non-agency-
In billions of dollars	sponsored mortgages	sponsored mortgages	sponsored mortgages	sponsored mortgages
Proceeds from new securitizations	$0.6	$—	$70.1	$81.7
Contractual servicing fees received	0.7	0.1	1.4	1.4
Cash flows received on retained interests and other net cash flows	0.1	—	0.4	0.7

     The Company did not recognize gains (losses) on the securitization of U.S. agency- and non-agency-sponsored mortgages in the years ended December 31, 2010 and 2009. There were gains from the securitization of agency- and non-agency-sponsored mortgages of $73 million in the year ended December 31, 2008.

     Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the years ended December 31, 2010 and 2009 are as follows:

		2010	2009
	U.S. agency-	Non-agency-	Agency- and non-agency-
	sponsored mortgages	sponsored mortgages	sponsored mortgages
Discount rate	12.8% to 15.4%	N/A	7.9% to 15.0%
Constant prepayment rate	11.5% to 16.3%	N/A	2.8% to 18.2%
Anticipated net credit losses	NM	N/A	0.0% to 0.1%

NM Not meaningful
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

     At December 31, 2010, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

December 31, 2010
	U.S. agency-	Non-agency-
	sponsored	sponsored
	mortgages	mortgages
Discount rate	12.1% to 15.1%	2.2% to 44.8%
Constant prepayment rate	13.2% to 25.0%	2.0% to 40.4%
Anticipated net credit losses	NM	0.1% to 85.0%
Weighted average life	6.4 years	0.1 to 9.4 years

	U.S. agency-	Non-agency-
	sponsored	sponsored
In millions of dollars	mortgages	mortgages
Carrying value of retained interests	$2,327	$732
Discount rates
Adverse change of 10%	$(98)	$(27)
Adverse change of 20%	(188)	(47)
Constant prepayment rate
Adverse change of 10%	$(116)	$(32)
Adverse change of 20%	(224)	(64)
Anticipated net credit losses
Adverse change of 10%	$(26)	$(31)
Adverse change of 20%	(51)	(53)

NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

Mortgage Servicing Rights
In connection with the securitization of mortgage loans, the Company’s U.S. Consumer mortgage business retains the servicing rights, which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees.
     The fair value of capitalized mortgage servicing rights (MSRs) was $4.6 billion and $6.5 billion at December 31, 2010 and 2009, respectively. The MSRs correspond to principal loan balances of $455 billion and $555 billion as of December 31, 2010 and 2009, respectively. The following table summarizes the changes in capitalized MSRs for the years ended December 31, 2010 and 2009:

In millions of dollars	2010	2009
Balance, beginning of year	$6,530	$5,657
Originations	658	1,035
Changes in fair value of MSRs due to changes
in inputs and assumptions	(1,067)	1,546
Other changes (1)	(1,567)	(1,708)
Balance, end of year	$4,554	$6,530

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

     The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the years ended December 31, 2010, 2009 and 2008 were as follows:

In millions of dollars	2010	2009	2008
Servicing fees	$1,356	$1,635	$2,121
Late fees	87	93	123
Ancillary fees	214	77	81
Total MSR fees	$1,657	$1,805	$2,325

These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the year ended December 31, 2010, Citi transferred non-agency (private-label) securities with original loan proceeds of approximately $4,868 million to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients. For the year ended December 31, 2010, Citi recognized losses on the sale of securities to private-label re-securitization entities of approximately $119 million. As of December 31, 2010, the market value of Citi-owned interests in re-securitization transactions structured by Citi totaled approximately $435 million and are recorded in trading assets. Of this amount, approximately $104 million and $331 million relate to senior and subordinated beneficial interests, respectively.
     The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (Agency) securities. For the year ended December 31, 2010, Citi transferred agency securities with principal of approximately $28,295 million to re-securitization entities. As of December 31, 2010, the market value of Citi-owned interests in agency re-securitization transactions structured by Citi totaled approximately $351 million and are recorded in trading assets.
     As of December 31, 2010, the Company did not consolidate any private-label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
The Company is active in the asset-backed commercial paper conduit business as administrator of several multi-seller commercial paper conduits, and also as a service provider to single-seller and other commercial paper conduits sponsored by third parties.
     The multi-seller commercial paper conduits are designed to provide the Company’s clients access to low-cost funding in the commercial paper markets. The conduits purchase assets from or provide financing facilities to clients and are funded by issuing commercial paper to third-party investors. The conduits generally do not purchase assets originated by the Company. The funding of the conduits is facilitated by the liquidity support and credit enhancements provided by the Company.

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
     Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 30 to 60 days. As of December 31, 2010 and December 31, 2009, the weighted average lives of the commercial paper issued by consolidated and unconsolidated conduits were approximately 41 days and 43 days, respectively.
     The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, there are generally two additional forms of credit enhancement that protect the commercial paper investors from defaulting assets. First, the subordinate loss notes issued by each conduit absorb any credit losses up to their full notional amount. Second, each conduit has obtained a letter of credit from the Company, which need to be sized to be at least 8–10% of the conduit’s assets. The letters of credit provided by the Company to the consolidated conduits total approximately $2.6 billion. The net result across all multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated in the following order:
  subordinate loss note holders,
  the Company, and
  the commercial paper investors.
     The Company also provides the conduits with two forms of liquidity agreements that are used to provide funding to the conduits in the event of a market disruption, among other events. Each asset of the conduit is supported by a transaction-specific liquidity facility in the form of an asset purchase agreement (APA). Under the APA, the Company has agreed to purchase non-defaulted eligible receivables from the conduit at par. Any assets purchased under the APA are subject to increased pricing. The APA is not designed to provide credit support to the conduit, as it generally does not permit the purchase of defaulted or impaired assets and generally reprices the assets purchased to consider potential increased credit risk. The APA covers all assets in the conduits and is considered in the Company’s maximum exposure to loss. In addition, the Company provides the conduits with program-wide liquidity in the form of short-term lending commitments. Under these commitments, the Company has agreed to lend to the conduits in the event of a short-term disruption in the commercial paper market, subject to specified conditions. The total notional exposure under the program-wide liquidity agreement for the Company’s unconsolidated administered conduit as of December 31, 2010, is $0.6 billion and is considered in the Company’s maximum exposure to loss. The Company receives fees for providing both types of liquidity agreements and considers these fees to be on fair market terms.
     Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of December 31, 2010, the Company owned none of the commercial paper issued by its unconsolidated administered conduit.
     Upon adoption of SFAS 167 on January 1, 2010, with the exception of the government-guaranteed loan conduit described below, the asset-backed commercial paper conduits were consolidated by the Company. The Company determined that through its role as administrator it had the power to direct the activities that most significantly impacted the entities’ economic performance. These powers included its ability to structure and approve the assets purchased by the conduits, its ongoing surveillance and credit mitigation activities, and its liability management. In addition, as a result of all the Company’s involvement described above, it was concluded that the Company had an economic interest that could potentially be significant. However, the assets and liabilities of the conduits are separate and apart from those of Citigroup. No assets of any conduit are available to satisfy the creditors of Citigroup or any of its other subsidiaries.

     The Company administers one conduit that originates loans to third-party borrowers and those obligations are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. The economic performance of this government-guaranteed loan conduit is most significantly impacted by the performance of its underlying assets. The guarantors must approve each loan held by the entity and the guarantors have the ability (through establishment of the servicing terms to direct default mitigation and to purchase defaulted loans) to manage the conduit’s loans that become delinquent to improve the economic performance of the conduit. Because the Company does not have the power to direct the activities of this government-guaranteed loan conduit that most significantly impact the economic performance of the entity, it was concluded that the Company should not consolidate the entity. As of December 31, 2010, this unconsolidated government-guaranteed loan conduit held assets of approximately $9.6 billion.
     Prior to January 1, 2010, the Company was required to analyze the expected variability of the conduits quantitatively to determine whether the Company is the primary beneficiary of the conduit. The Company performed this analysis on a quarterly basis. For conduits where the subordinate loss notes or third-party guarantees were sufficient to absorb a majority of the expected loss of the conduit, the Company did not consolidate. In circumstances where the subordinate loss notes or third-party guarantees were insufficient to absorb a majority of the expected loss, the Company consolidated the conduit as its primary beneficiary due to the additional credit enhancement provided by the Company. In conducting this analysis, the Company considers three primary sources of variability in the conduit: credit risk, interest rate risk and fee variability.

Third-Party Commercial Paper Conduits
The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. As of December 31, 2010, the notional amount of these facilities was approximately $965 million, of which $415 million was funded under these facilities. The Company is not the party that has the power to direct the activities of these conduits that most significantly impact their economic performance and thus does not consolidate them.

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
     Where a CDO vehicle issues preferred shares, the preferred shares generally represent an insufficient amount of equity (less than 10%) and create the presumption that the preferred shares are insufficient to finance the entity’s activities without subordinated financial support. In addition, although the preferred shareholders generally have full exposure to expected losses on the collateral and uncapped potential to receive expected residual rewards, it is not always clear whether they have the ability to make decisions about the entity that have a significant effect on the entity’s financial results because of their limited role in making day-to-day decisions and their limited ability to remove the third-party asset manager. Because one or both of the above conditions will generally be met, we have assumed that, even where a CDO vehicle issued preferred shares, the vehicle should be classified as a VIE.

Consolidation and Subsequent Deconsolidation of CDOs
Substantially all of the CDOs that the Company is involved with are managed by a third-party asset manager. In general, the third-party asset manager, through its ability to purchase and sell assets or—where the reinvestment period of a CDO has expired—the ability to sell assets, will have the power to direct the activities of the vehicle that most significantly impact the economic performance of the CDO. However, where a CDO has experienced an event of default, the activities of the third-party asset manager may be curtailed and certain additional rights will generally be provided to the investors in a CDO vehicle, including the right to direct the liquidation of the CDO vehicle.
     The Company has retained significant portions of the “super-senior” positions issued by certain CDOs. These positions are referred to as “super-senior” because they represent the most senior positions in the CDO and, at the time of structuring, were senior to tranches rated AAA by independent rating agencies. These positions include facilities structured in the form of short-term commercial paper, where the Company wrote put options (“liquidity puts”) to certain CDOs. Under the terms of the liquidity puts, if the CDO was unable to issue commercial paper at a rate below a specified maximum (generally LIBOR + 35 bps to LIBOR + 40 bps), the Company was obligated to fund the senior tranche of the CDO at a specified interest rate. As of December 31, 2010, the Company no longer had exposure to this commercial paper as all of the underlying CDOs had been liquidated.

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
     Where (i) an event of default has occurred for a CDO vehicle, (ii) the Company has the unilateral ability to remove the third-party asset manager without cause or liquidate the CDO, and (iii) the Company has exposure to the vehicle that is potentially significant to the vehicle, the Company will consolidate the CDO. In addition, where the Company is the asset manager of the CDO vehicle and has exposure to the vehicle that is potentially significant, the Company will generally consolidate the CDO.
     The net impact of adopting SFAS 167 for CDOs was an increase in the Company’s assets of $1.9 billion and liabilities of $1.9 billion as of January 1, 2010. The Company continues to monitor its involvement in unconsolidated CDOs. If the Company were to acquire additional interests in these vehicles, be provided the right to direct the activities of a CDO (if the Company obtains the unilateral ability to remove the third-party asset manager without cause or liquidate the CDO), or if the CDOs’ contractual arrangements were to be changed to reallocate expected losses or residual returns among the various interest holders, the Company may be required to consolidate the CDOs. For cash CDOs, the net result of such consolidation would be to gross up the Company’s balance sheet by the current fair value of the subordinate securities held by third parties, whose amounts are not considered material. For synthetic CDOs, the net result of such consolidation may reduce the Company’s balance sheet by eliminating intercompany derivative receivables and payables in consolidation.

Key Assumptions and Retained Interests—Citi Holdings
The key assumptions, used for the securitization of CDOs and CLOs during the year ended December 31, 2010, in measuring the fair value of retained interests at the date of sale or securitization are as follows:

	CDOs	CLOs
Discount rate	14.7% to 40.6%	3.6% to 5.4%

     The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$51	$618
Discount rates
Adverse change of 10%	$(3)	$(6)
Adverse change of 20%	(6)	(13)

Asset-Based Financing
The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company. Financings in the form of debt securities or derivatives are, in most circumstances, reported in Trading account assets and accounted for at fair value through earnings. The Company does not have the power to direct the activities that most significantly impact these VIEs’ economic performance and thus it does not consolidate them.

Asset-Based Financing—Citicorp
The primary types of Citicorp’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at December 31, 2010 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	Total	Maximum
In billions of dollars	assets	exposure
Type
Commercial and other real estate	$0.9	$0.3
Hedge funds and equities	7.6	3.0
Airplanes, ships and other assets	7.6	7.9
Total	$16.1	$11.2

Asset-Based Financing—Citi Holdings
The primary types of Citi Holdings’ asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at December 31, 2010 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.
	Total	Maximum
In billions of dollars	assets	exposure
Type
Commercial and other real estate	$12.2	$1.7
Corporate loans	6.0	5.0
Airplanes, ships and other assets	4.4	2.2
Total	$22.6	$8.9

     The following table summarizes selected cash flow information related to asset-based financings for the years ended December 31, 2010, 2009 and 2008:

In billions of dollars	2010	2009	2008
Cash flows received on retained interests
and other net cash flows	$2.8	$2.7	$1.7

     The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

Asset-based
In millions of dollars	financing
Carrying value of retained interests	$5,006
Value of underlying portfolio
Adverse change of 10%	—
Adverse change of 20%	(57)

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
     The TOB trusts fund the purchase of their assets by issuing long-term senior floating rate notes (floaters) and junior residual securities (residuals). Floaters and residuals have a tenor equal to the maturity of the trust, which is equal to or shorter than the tenor of the underlying municipal bond. Residuals are frequently less than 1% of a trust’s total funding and entitle their holder to residual cash flows from the issuing trust. Residuals are generally rated based on the long-term rating of the underlying municipal bond. Floaters bear interest rates that are typically reset weekly to a new market rate (based on the SIFMA index: a seven-day high-grade market index of tax-exempt, variable-rate municipal bonds). Floater holders have an option to tender their floaters back to the trust periodically. Floaters have a long-term rating based on the long-term rating of the underlying municipal bond, including any credit enhancement provided by monoline insurance companies, and a short-term rating based on that of the liquidity provider to the trust.

     The Company sponsors two kinds of TOB trusts: customer TOB trusts and proprietary TOB trusts. Customer TOB trusts are trusts through which customers finance investments in municipal securities. Residuals are held by customers, and floaters by third-party investors. Proprietary TOB trusts are trusts through which the Company finances its own investments in municipal securities. The Company holds residuals in proprietary TOB trusts.
     The Company serves as remarketing agent to the trusts, facilitating the sale of floaters to third parties at inception and facilitating the reset of the floater coupon and tenders of floaters. If floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing (in which case the trust is unwound) or it may choose to buy floaters into its own inventory and may continue to try to sell them to a third-party investor. While the level of the Company’s inventory of floaters fluctuates, the Company held none of the floater inventory related to the customer or proprietary TOB programs as of December 31, 2010.
     Approximately $0.6 billion of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company. In all other cases, the assets are either unenhanced or are insured with a monoline insurance company. While the trusts have not encountered any adverse credit events as defined in the underlying trust agreements, certain monoline insurance companies have experienced downgrades. In these cases, the Company has proactively managed the TOB programs by applying additional insurance on the assets or proceeding with orderly unwinds of the trusts.
     If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bond is sold in the market. If there is an accompanying shortfall in the trust’s cash flows to fund the redemption of floaters after the sale of the underlying municipal bond, the trust draws on a liquidity agreement in an amount equal to the shortfall. Liquidity agreements are generally provided to the trust directly by the Company. For customer TOBs where the residual is less than 25% of the trust’s capital structure, the Company has a reimbursement agreement with the residual holder under which the residual holder reimburses the Company for any payment made under the liquidity arrangement. Through this reimbursement agreement, the residual holder remains economically exposed to fluctuations in the value of the municipal bond. These reimbursement agreements are actively margined based on changes in the value of the underlying municipal bond to mitigate the Company’s counterparty credit risk. In cases where a third party provides liquidity to a proprietary TOB trust, a similar reimbursement arrangement is made whereby the Company (or a consolidated subsidiary of the Company) as residual holder absorbs any losses incurred by the liquidity provider. As of December 31, 2010, liquidity agreements provided with respect to customer TOB trusts, and other non-consolidated, customer-sponsored municipal investment funds, totaled $10.1 billion, offset by reimbursement agreements in place with a notional amount of $8.6 billion. The remaining exposure relates to TOB transactions where the residual owned by the customer is at least 25% of the bond value at the inception of the transaction and no reimbursement agreement is executed. In addition, the Company has provided liquidity arrangements with a notional amount of $0.1 billion for other unconsolidated proprietary TOB trusts described below.
     The Company considers the customer and proprietary TOB trusts to be VIEs. Customer TOB trusts were not consolidated by the Company in prior periods and remain unconsolidated upon the Company’s adoption of SFAS 167. Because third-party investors hold residual and floater interests in the customer TOB trusts, the Company’s involvement includes only its role as remarketing agent and liquidity provider. The Company has concluded that the power over customer TOB trusts is primarily held by the customer residual holder, who may unilaterally cause the sale of the trust’s bonds. Because the Company does not hold the residual interest and thus does not have the power to direct the activities that most significantly impact the trust’s economic performance, it does not consolidate the customer TOB trusts under SFAS 167.
     Proprietary TOB trusts generally were consolidated in prior periods. They remain consolidated upon the Company’s adoption of SFAS 167. The Company’s involvement with the Proprietary TOB trusts includes holding the residual interests as well as the remarketing and liquidity agreements with the trusts. Similar to customer TOB trusts, the Company has concluded that the power over the proprietary TOB trusts is primarily held by the residual holder, who may unilaterally cause the sale of the trust’s bonds. Because the Company holds residual interest and thus has the power to direct the activities that most significantly impact the trust’s economic performance, it continues to consolidate the proprietary TOB trusts under SFAS 167.
     Prior to 2010, certain TOB trusts met the definition of a QSPE and were not consolidated in prior periods. Upon the Company’s adoption of SFAS 167, former QSPE trusts have been consolidated by the Company as residual interest holders and are presented as proprietary TOB trusts.
     Total assets in proprietary TOB trusts also include $0.5 billion of assets where residuals are held by hedge funds that are consolidated and managed by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge funds (and, thus, are not consolidated by the Company) under the application of ASC 946, Financial Services—Investment Companies, which precludes consolidation of owned investments. The Company consolidates the hedge funds, because the Company holds controlling financial interests in the hedge funds. Certain of the Company’s equity investments in the hedge funds are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge fund. The Company’s accounting for these hedge funds and their interests in the TOB trusts is unchanged by the Company’s adoption of SFAS 167.

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

Client Intermediation
Client intermediation transactions represent a range of transactions designed to provide investors with specified returns based on the returns of an underlying security, referenced asset or index. These transactions include credit-linked notes and equity-linked notes. In these transactions, the VIE typically obtains exposure to the underlying security, referenced asset or index through a derivative instrument, such as a total-return swap or a credit-default swap. In turn the VIE issues notes to investors that pay a return based on the specified underlying security, referenced asset or index. The VIE invests the proceeds in a financial asset or a guaranteed insurance contract (GIC) that serves as collateral for the derivative contract over the term of the transaction. The Company’s involvement in these transactions includes being the counterparty to the VIE’s derivative instruments and investing in a portion of the notes issued by the VIE. In certain transactions, the investor’s maximum risk of loss is limited and the Company absorbs risk of loss above a specified level. The Company does not have the power to direct the activities of the VIEs that most significantly impact their economic performance and thus it does not consolidate them.
     The Company’s maximum risk of loss in these transactions is defined as the amount invested in notes issued by the VIE and the notional amount of any risk of loss absorbed by the Company through a separate instrument issued by the VIE. The derivative instrument held by the Company may generate a receivable from the VIE (for example, where the Company purchases credit protection from the VIE in connection with the VIE’s issuance of a credit-linked note), which is collateralized by the assets owned by the VIE. These derivative instruments are not considered variable interests and any associated receivables are not included in the calculation of maximum exposure to the VIE.

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
     Because the sole asset of the trust is a receivable from the Company and the proceeds to the Company from the receivable exceed the Company’s investment in the VIE’s equity shares, the Company is not permitted to consolidate the trusts, even though it owns all of the voting equity shares of the trust, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its Consolidated Balance Sheet as long-term liabilities.

23. DERIVATIVES ACTIVITIES

In the ordinary course of business, Citigroup enters into various types of derivative transactions. These derivative transactions include:
  Futures and forward contracts, which are commitments to buy or sell at a future date a financial instrument, commodity or currency at a contracted price and may be settled in cash or through delivery.
  Swap contracts, which are commitments to settle in cash at a future date or dates that may range from a few days to a number of years, based on differentials between specified financial indices, as applied to a notional principal amount.
  Option contracts, which give the purchaser, for a fee, the right, but not the obligation, to buy or sell within a specified time a financial instrument, commodity or currency at a contracted price that may also be settled in cash, based on differentials between specified indices or prices.
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
  Hedging: Citigroup uses derivatives in connection with its risk- management activities to hedge certain risks or reposition the risk profile of the Company. For example, Citigroup may issue fixed-rate long-term debt and then enter into a receive-fixed, pay-variable-rate interest rate swap with the same tenor and notional amount to convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes interest cost in certain yield curve environments. Derivatives are also used to manage risks inherent in specific groups of on-balance-sheet assets and liabilities, including investments, loans and deposit liabilities, as well as other interest-sensitive assets and liabilities. In addition, foreign-exchange contracts are used to hedge non-U.S.-dollar-denominated debt, foreign-currency-denominated available-for-sale securities, net investment exposures and foreign-exchange transactions.
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
       Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup’s derivative instruments as of December 31, 2010 and December 31, 2009 are presented in the table below.

Derivative Notionals

	Hedging instruments under
	ASC 815 (SFAS 133)		(1)(2)			Other derivative instruments
	Trading derivatives					Management hedges		(3)
	December 31,	December 31,		December 31,	December 31,	December 31,	December 31,
In millions of dollars	2010	2009		2010	2009	2010	2009
Interest rate contracts
Swaps	$155,972	$128,797		$27,084,014	$20,571,814	$135,979	$107,193
Futures and forwards	—	—		4,874,209	3,366,927	46,140	65,597
Written options	—	—		3,431,608	3,616,240	8,762	11,050
Purchased options	—	—		3,305,664	3,590,032	18,030	28,725
Total interest rate contract notionals	$155,972	$128,797		$38,695,495	$31,145,013	$208,911	$212,565
Foreign exchange contracts
Swaps	$29,599	$42,621		$1,118,610	$855,560	$27,830	$24,044
Futures and forwards	79,168	76,507		2,745,922	1,946,802	28,191	54,249
Written options	1,772	4,685		599,025	409,991	50	9,305
Purchased options	16,559	22,594		536,032	387,786	174	10,188
Total foreign exchange contract notionals	$127,098	$146,407		$4,999,589	$3,600,139	$56,245	$97,786
Equity contracts
Swaps	$—	$—		$67,637	$59,391	$—	$—
Futures and forwards	—	—		19,816	14,627	—	—
Written options	—	—		491,519	410,002	—	—
Purchased options	—	—		473,621	377,961	—	275
Total equity contract notionals	$—	$—		$1,052,593	$861,981	$—	$275
Commodity and other contracts
Swaps	$—	$—		$19,213	$25,956	$—	$—
Futures and forwards	—	—		115,578	91,582	—	—
Written options	—	—		61,248	37,952	—	—
Purchased options	—	—		61,776	40,321	—	3
Total commodity and other contract notionals	$—	$—		$257,815	$195,811	$—	$3
Credit derivatives (4)
Protection sold	$—	$—		$1,223,116	$1,214,053	$—	$—
Protection purchased	4,928	6,981		1,289,239	1,325,981	28,526	—
Total credit derivatives	$4,928	$6,981		$2,512,355	$2,540,034	$28,526	$—
Total derivative notionals	$287,998	$282,185		$47,517,847	$38,342,978	$293,682	$310,629

(1)	The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 (SFAS 133) where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt is $8,023 million and $7,442 million at December 31, 2010 and December 31, 2009, respectively.
(2)	Derivatives in hedge accounting relationships accounted for under ASC 815 (SFAS 133) are recorded in either Other assets/liabilities or Trading account assets/liabilities on the Consolidated Balance Sheet.
(3)	Management hedges represent derivative instruments used in certain economic hedging relationships that are identified for management purposes, but for which hedge accounting is not applied. These derivatives are recorded in Other assets/liabilities on the Consolidated Balance Sheet.
(4)	Credit derivatives are arrangements designed to allow one party (protection buyer) to transfer the credit risk of a “reference asset” to another party (protection seller). These arrangements allow a protection seller to assume the credit risk associated with the reference asset without directly purchasing that asset. The Company has entered into credit derivative positions for purposes such as risk management, yield enhancement, reduction of credit concentrations and diversification of overall risk.

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in trading			Derivatives classified in other
	account assets/liabilities		(1)	assets/liabilities
In millions of dollars at December 31, 2010	Assets	Liabilities		Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$867	$72		$6,342	$2,437
Foreign exchange contracts	357	762		1,656	2,603
Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$1,224	$834		$7,998	$5,040
Other derivative instruments
Interest rate contracts	$475,805	$476,667		$2,756	$2,474
Foreign exchange contracts	84,144	87,512		1,401	1,433
Equity contracts	16,146	33,434		—	—
Commodity and other contracts	12,608	13,518		—	—
Credit derivatives (2)	65,041	59,461		88	337
Total other derivative instruments	$653,744	$670,592		$4,245	$4,244
Total derivatives	$654,968	$671,426		$12,243	$9,284
Cash collateral paid/received	50,302	38,319		211	3,040
Less: Netting agreements and market value adjustments	(655,057)	(650,015)		(2,615)	(2,615)
Net receivables/payables	$50,213	$59,730		$9,839	$9,709

(1)	The trading derivatives fair values are presented in Note 14 to the Consolidated Financial Statements.
(2)	The credit derivatives trading assets are composed of $42,403 million related to protection purchased and $22,638 million related to protection sold as of December 31, 2010. The credit derivatives trading liabilities are composed of $23,503 million related to protection purchased and $35,958 million related to protection sold as of December 31, 2010.

	Derivatives classified in trading			Derivatives classified in other
	account assets/liabilities		(1)	assets/liabilities
In millions of dollars at December 31, 2009	Assets	Liabilities		Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$304	$87		$4,267	$2,898
Foreign exchange contracts	753	1,580		3,599	1,416
Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$1,057	$1,667		$7,866	$4,314
Other derivative instruments
Interest rate contracts	$454,974	$449,551		$2,882	$3,022
Foreign exchange contracts	71,005	70,584		1,498	2,381
Equity contracts	18,132	40,612		6	5
Commodity and other contracts	16,698	15,492		—	—
Credit derivatives (2)	92,792	82,424		—	—
Total other derivative instruments	$653,601	$658,663		$4,386	$5,408
Total derivatives	$654,658	$660,330		$12,252	$9,722
Cash collateral paid/received	48,561	38,611		263	4,950
Less: Netting agreements and market value adjustments	(644,340)	(634,835)		(4,224)	(4,224)
Net receivables/payables	$58,879	$64,106		$8,291	$10,448

(1)	The trading derivatives fair values are presented in Note 14 to the Consolidated Financial Statements.
(2)	The credit derivatives trading assets are composed of $68,558 million related to protection purchased and $24,234 million related to protection sold as of December 31, 2009. The credit derivatives trading liabilities are composed of $24,162 million related to protection purchased and $58,262 million related to protection sold as of December 31, 2009.

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
       The amount of payables in respect of cash collateral received that was netted with unrealized gains from derivatives was $31 billion and $30 billion as of December 31, 2010 and December 31, 2009, respectively. The amount of receivables in respect of cash collateral paid that was netted with unrealized losses from derivatives was $45 billion as of December 31, 2010 and $41 billion as of December 31, 2009, respectively.
       The amounts recognized in Principal transactions in the Consolidated Statement of Income for the years ended December 31, 2010 and December 31, 2009 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are included in the table below. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.

In millions of dollars	2010	(1)	2009 (1)
Interest rate contracts	$3,231		$6,211
Foreign exchange	1,852		2,762
Equity contracts	995		(334)
Commodity and other	126		924
Credit derivatives	1,313		(3,495)
Total Citigroup (2)	$7,517		$6,068

(1)	Beginning in the second quarter of 2010, for clarity purposes, Citigroup reclassified the MSR mark- to-market and MSR hedging activities from multiple income statement lines into Other revenue. All periods presented reflect this reclassification.
(2)	Also see Note 7 to the Consolidated Financial Statements.

     The amounts recognized in Other revenue in the Consolidated Statement of Income for the years ended December 31, 2010 and December 31, 2009 related to derivatives not designated in a qualifying hedging relationship and not recorded in Trading account assets or Trading account liabilities are shown below. The table below does not include the offsetting gains/losses on the hedged items, which amounts are also recorded in Other revenue.

In millions of dollars	2010 (1)	2009 (1)
Interest rate contracts	$(391)	$(73)
Foreign exchange	(2,098)	3,851
Equity contracts	—	(7)
Commodity and other	—	—
Credit derivatives	(502)	—
Total Citigroup (2)	$(2,991)	$3,771

(1)	Beginning in the second quarter of 2010, for clarity purposes, Citigroup reclassified the MSR mark-to-market and MSR hedging activities from multiple income statement lines into Other revenue. All periods presented reflect this reclassification.
(2)	Non-designated derivatives are derivative instruments not designated in qualifying hedging relationships.

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
       For asset/liability management hedging, the fixed-rate long-term debt may be recorded at amortized cost under current U.S. GAAP. However, by electing to use ASC 815 (SFAS 133) hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings. The related interest-rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, an economic hedge, which does not meet the ASC 815 hedging criteria, would involve recording only the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings. The debt would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts and other factors that cause the change in the swap’s value and the underlying yield of the debt. This type of hedge is undertaken when hedging requirements cannot be achieved or management decides not to apply ASC 815 hedge accounting. Another alternative for the Company would be to elect to carry the debt at fair value under the fair value option. Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt would be reported in earnings. The related interest rate swap, with changes in fair value, would also be reflected in earnings, and provides a natural offset to the debt’s fair value change. To the extent the two offsets are not exactly equal, the difference would be reflected in current earnings. This type of economic hedge is undertaken when the Company prefers to follow this simpler method that achieves generally similar financial statement results to an ASC 815 fair value hedge.
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

Fair Value Hedges

Hedging of benchmark interest rate risk
Citigroup hedges exposure to changes in the fair value of outstanding fixed-rate issued debt and certificates of deposit. The fixed cash flows from those financing transactions are converted to benchmark variable-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. Some of these fair value hedge relationships use dollar-offset ratio analysis to determine whether the hedging relationships are highly effective at inception and on an ongoing basis, while others use regression.
       Citigroup also hedges exposure to changes in the fair value of fixed-rate assets, including available-for-sale debt securities and loans. The hedging instruments used are receive-variable, pay-fixed interest rate swaps. Some of these fair value hedging relationships use dollar-offset ratio analysis to determine whether the hedging relationships are highly effective at inception and on an ongoing basis, while others use regression analysis.

Hedging of foreign exchange risk
Citigroup hedges the change in fair value attributable to foreign-exchange rate movements in available-for-sale securities that are denominated in currencies other than the functional currency of the entity holding the securities, which may be within or outside the U.S. The hedging instrument employed is a forward foreign-exchange contract. In this type of hedge, the change in fair value of the hedged available-for-sale security attributable to the portion of foreign exchange risk hedged is reported in earnings and not Accumulated other comprehensive income—a process that serves to offset substantially the change in fair value of the forward contract that is also reflected in earnings. Citigroup considers the premium associated with forward contracts (differential between spot and contractual forward rates) as the cost of hedging; this is excluded from the assessment of hedge effectiveness and reflected directly in earnings. The dollar-offset method is used to assess hedge effectiveness. Since that assessment is based on changes in fair value attributable to changes in spot rates on both the available-for-sale securities and the forward contracts for the portion of the relationship hedged, the amount of hedge ineffectiveness is not significant.
       The following table summarizes the gains (losses) on the Company’s fair value hedges for the years ended December 31, 2010 and December 31, 2009:

	Gains (losses) on
	fair value hedges	(1)
In millions of dollars	2010	2009
Gain (loss) on the derivatives in designated
and qualifying fair value hedges
Interest rate contracts	$948	$(4,228)
Foreign exchange contracts	729	863
Total gain (loss) on the derivatives in designated
and qualifying fair value hedges	$1,677	$(3,365)
Gain (loss) on the hedged item in designated
and qualifying fair value hedges
Interest rate hedges	$(945)	$4,065
Foreign exchange hedges	(579)	(373)
Total gain (loss) on the hedged item in
designated and qualifying fair value hedges	$(1,524)	$3,692
Hedge ineffectiveness recognized in
earnings on designated and qualifying
fair value hedges
Interest rate hedges	$(23)	$(179)
Foreign exchange hedges	10	138
Total hedge ineffectiveness recognized in
earnings on designated and qualifying
fair value hedges	$(13)	$(41)
Net gain (loss) excluded from assessment
of the effectiveness of fair value hedges
Interest rate contracts	$26	$16
Foreign exchange contracts	140	352
Total net gain (loss) excluded from assessment
of the effectiveness of fair value hedges	$166	$368

(1)	Amounts are included in Other revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is excluded from this table.

Cash Flow Hedges

Hedging of benchmark interest rate risk
Citigroup hedges variable cash flows resulting from floating-rate liabilities and rollover (re-issuance) of short-term liabilities. Variable cash flows from those liabilities are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps and receive-variable, pay-fixed forward-starting interest rate swaps. These cash-flow hedging relationships use either regression analysis or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. Since efforts are made to match the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant.

Hedging of foreign exchange risk
Citigroup locks in the functional currency equivalent cash flows of long-term debt and short-term borrowings that are denominated in a currency other than the functional currency of the issuing entity. Depending on the risk management objectives, these types of hedges are designated as either cash flow hedges of only foreign exchange risk or cash flow hedges of both foreign exchange and interest rate risk, and the hedging instruments used are foreign exchange cross-currency swaps and forward contracts. These cash flow hedge relationships use dollar-offset ratio analysis to determine whether the hedging relationships are highly effective at inception and on an ongoing basis.
Hedging total return
Citigroup generally manages the risk associated with highly leveraged financing it has entered into by seeking to sell a majority of its exposures to the market prior to or shortly after funding. The portion of the highly leveraged financing that is retained by Citigroup is hedged with a total return swap.
     The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the years ended December 31, 2010 and December 31, 2009 is not significant.
     The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges for years ended December 31, 2010 and December 31, 2009 is presented below:

In millions of dollars	2010	2009
Effective portion of cash flow
hedges included in AOCI
Interest rate contracts	$(469)	$488
Foreign exchange contracts	(570)	689
Total effective portion of cash flow
hedges included in AOCI	$(1,039)	$1,177
Effective portion of cash flow
hedges reclassified from AOCI
to earnings
Interest rate contracts	$(1,400)	$(1,687)
Foreign exchange contracts	(500)	(308)
Total effective portion of cash flow
hedges reclassified from AOCI to
earnings (1)	$(1,900)	$(1,995)

(1)	Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

     For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of December 31, 2010 is approximately $1.5 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
     The impact of cash flow hedges on AOCI is also shown in Note 21 to the Consolidated Financial Statements.

Net Investment Hedges
Consistent with ASC 830-20, Foreign Currency Matters—Foreign Currency Transactions (formerly SFAS 52, Foreign Currency Translation), ASC 815 allows hedging of the foreign currency risk of a net investment in a foreign operation. Citigroup uses foreign currency forwards, options, swaps and foreign currency denominated debt instruments to manage the foreign exchange risk associated with Citigroup’s equity investments in several non-U.S. dollar functional currency foreign subsidiaries. Citigroup records the change in the carrying amount of these investments in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in the Foreign currency translation adjustment account and the ineffective portion, if any, is immediately recorded in earnings.
     For derivatives used in net investment hedges, Citigroup follows the forward-rate method from FASB Derivative Implementation Group Issue H8 (now ASC 815-35-35-16 through 35-26), “Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge.” According to that method, all changes in fair value, including changes related to the forward-rate component of the foreign currency forward contracts and the time value of foreign currency options, are recorded in the foreign currency translation adjustment account within Accumulated other comprehensive income (loss).
     Foreign currency translation adjustment account. For foreign currency denominated debt instruments that are designated as hedges of net investments, the translation gain or loss that is recorded in the foreign currency translation adjustment account is based on the spot exchange rate between the functional currency of the respective subsidiary and the U.S. dollar, which is the functional currency of Citigroup. To the extent the notional amount of the hedging instrument exactly matches the hedged net investment and the underlying exchange rate of the derivative hedging instrument relates to the exchange rate between the functional currency of the net investment and Citigroup’s functional currency (or, in the case of a non-derivative debt instrument, such instrument is denominated in the functional currency of the net investment), no ineffectiveness is recorded in earnings.
     The pretax loss recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $3.6 billion and $4.7 billion for the years ended December 31, 2010 and December 31, 2009, respectively.
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
     A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return which will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of December 31, 2010 and December 31, 2009, the amount of credit-linked notes held by the Company in trading inventory was immaterial.
     The following tables summarize the key characteristics of the Company’s credit derivative portfolio as protection seller as of December 31, 2010 and December 31, 2009:

	Maximum potential	Fair
In millions of dollars as of	amount of	value
December 31, 2010	future payments	payable	(1)
By industry/counterparty
Bank	$784,080	$20,718
Broker-dealer	312,131	10,232
Non-financial	1,463	54
Insurance and other financial institutions	125,442	4,954
Total by industry/counterparty	$1,223,116	$35,958
By instrument
Credit default swaps and options	$1,221,211	$35,800
Total return swaps and other	1,905	158
Total by instrument	$1,223,116	$35,958
By rating
Investment grade	$532,283	$7,385
Non-investment grade	372,579	15,636
Not rated	318,254	12,937
Total by rating	$1,223,116	$35,958
By maturity
Within 1 year	$162,075	$353
From 1 to 5 years	853,808	16,524
After 5 years	207,233	19,081
Total by maturity	$1,223,116	$35,958

(1)	In addition, fair value amounts receivable under credit derivatives sold were $22,638 million.

	Maximum potential	Fair
In millions of dollars as of	amount of	value
December 31, 2009	future payments	payable	(1)
By industry/counterparty
Bank	$807,484	$34,666
Broker-dealer	340,949	16,309
Monoline	33	—
Non-financial	623	262
Insurance and other financial institutions	64,964	7,025
Total by industry/counterparty	$1,214,053	$58,262
By instrument
Credit default swaps and options	$1,213,208	$57,987
Total return swaps and other	845	275
Total by instrument	$1,214,053	$58,262
By rating
Investment grade	$576,930	$9,632
Non-investment grade	339,920	28,664
Not rated	297,203	19,966
Total by rating	$1,214,053	$58,262
By maturity
Within 1 year	$165,056	$873
From 1 to 5 years	806,143	30,181
After 5 years	242,854	27,208
Total by maturity	$1,214,053	$58,262

(1)	In addition, fair value amounts receivable under credit derivatives sold were $24,234 million.

     Citigroup evaluates the payment/performance risk of the credit derivatives for which it stands as a protection seller based on the credit rating assigned to the underlying referenced credit. Where external ratings by nationally recognized statistical rating organizations (such as Moody’s and S&P) are used, investment grade ratings are considered to be Baa/BBB or above, while anything below is considered non-investment grade. The Citigroup internal ratings are in line with the related external credit rating system. On certain underlying reference credits, mainly related to over-the-counter credit derivatives, ratings are not available, and these are included in the not-rated category. Credit derivatives written on an underlying non-investment grade reference credit represent greater payment risk to the Company. The non-investment grade category in the table above primarily includes credit derivatives where the underlying referenced entity has been downgraded subsequent to the inception of the derivative.
     The maximum potential amount of future payments under credit derivative contracts presented in the table above is based on the notional value of the derivatives. The Company believes that the maximum potential amount of future payments for credit protection sold is not representative of the actual loss exposure based on historical experience. This amount has not been reduced by the Company’s rights to the underlying assets and the related cash flows. In accordance with most credit derivative contracts, should a credit event (or settlement trigger) occur, the Company is usually liable for the difference between the protection sold and the recourse it holds in the value of the underlying assets. Thus, if the reference entity defaults, Citi will generally have a right to collect on the underlying reference credit and any related cash flows, while being liable for the full notional amount of credit protection sold to the buyer. Furthermore, this maximum potential amount of future payments for credit protection sold has not been reduced for any cash collateral paid to a given counterparty as such payments would be calculated after netting all derivative exposures, including any credit derivatives with that counterparty in accordance with a related master netting agreement. Due to such netting processes, determining the amount of collateral that corresponds to credit derivative exposures only is not possible. The Company actively monitors open credit risk exposures, and manages this exposure by using a variety of strategies including purchased credit derivatives, cash collateral or direct holdings of the referenced assets. This risk mitigation activity is not captured in the table above.
Credit-Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position at December 31, 2010 and December 31, 2009 is $25 billion and $17 billion, respectively. The Company has posted $18 billion and $11 billion as collateral for this exposure in the normal course of business as of December 31, 2010 and December 31, 2009, respectively. Each downgrade would trigger additional collateral requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch as of December 31, 2010, the Company would be required to post additional collateral of $2.1 billion.

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
     In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2010, Citigroup’s most significant concentration of credit risk was with the U.S. government and its agencies. The Company’s exposure, which primarily results from trading assets and investments issued by the U.S. government and its agencies, amounted to $176.4 billion and $126.6 billion at December 31, 2010 and 2009, respectively. The Mexican and Japanese governments and their agencies are the next largest exposures, which are rated investment grade by both Moody’s and S&P. The Company’s exposure to Mexico amounted to $44.2 billion and $41.4 billion at December 31, 2010 and 2009, respectively, and is composed of investment securities, loans and trading assets. The Company’s exposure to Japan amounted to $39.2 billion and $31.8 billion at December 31, 2010 and 2009, respectively, and is composed of investment securities, loans and trading assets.

25. FAIR VALUE MEASUREMENT

SFAS 157 (now ASC 820-10) defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Among other things, the standard requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, it precludes the use of block discounts when measuring the fair value of instruments traded in an active market; such discounts were previously applied to large holdings of publicly traded equity securities. It also requires recognition of trade-date gains related to certain derivative transactions whose fair values have been determined using unobservable market inputs.
     Under SFAS 157, the probability of default of a counterparty is factored into the valuation of derivative positions, includes the impact of Citigroup’s own credit risk on derivatives and other liabilities measured at fair value, and also eliminates the portfolio servicing adjustment that is no longer necessary.

Fair Value Hierarchy
ASC 820-10 also specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:
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
     The following section describes the valuation methodologies used by the Company to measure various financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate, the description includes details of the valuation models, the key inputs to those models and any significant assumptions.

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

Subprime-related direct exposures in CDOs
The valuation of high-grade and mezzanine asset-backed security (ABS) CDO positions uses trader prices based on the underlying assets of each high-grade and mezzanine ABS CDO. The high-grade and mezzanine positions are now largely hedged through the ABX and bond short positions, which are trader priced. This results in closer symmetry in the way these long and short positions are valued by the Company. Citigroup intends to use trader marks to value this portion of the portfolio going forward so long as it remains largely hedged.
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
     Also included in investments are nonpublic investments in private equity and real estate entities held by the S&B business. Determining the fair value of nonpublic securities involves a significant degree of management resources and judgment as no quoted prices exist and such securities are generally very thinly traded. In addition, there may be transfer restrictions on private equity securities. The Company uses an established process for determining the fair value of such securities, using commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry-specific non-earnings-based multiples and discounted cash flow models. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances or other observable transactions. As discussed in Note 15, the Company uses NAV to value certain of these entities.
     Private equity securities are generally classified as Level 3 of the fair value hierarchy.

Short-term borrowings and long-term debt
Where fair value accounting has been elected, the fair values of non-structured liabilities are determined by discounting expected cash flows using the appropriate discount rate for the applicable maturity. Such instruments are generally classified as Level 2 of the fair value hierarchy as all inputs are readily observable.
     The Company determines the fair values of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) and hybrid financial instruments (performance linked to risks other than interest rates, inflation or currency risks) using the appropriate derivative valuation methodology (described above) given the nature of the embedded risk profile. Such instruments are classified as Level 2 or Level 3 depending on the observability of significant inputs to the model.

Market valuation adjustments
Liquidity adjustments are applied to items in Level 2 and Level 3 of the fair value hierarchy to ensure that the fair value reflects the price at which the entire position could be liquidated in an orderly manner. The liquidity reserve is based on the bid-offer spread for an instrument, adjusted to take into account the size of the position consistent with what Citi believes a market participant would consider.
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

Auction rate securities
Auction rate securities (ARS) are long-term municipal bonds, corporate bonds, securitizations and preferred stocks with interest rates or dividend yields that are reset through periodic auctions. The coupon paid in the current period is based on the rate determined by the prior auction. In the event of an auction failure, ARS holders receive a “fail rate” coupon, which is specified in the original issue documentation of each ARS.
     Where insufficient orders to purchase all of the ARS issue to be sold in an auction were received, the primary dealer or auction agent would traditionally have purchased any residual unsold inventory (without a contractual obligation to do so). This residual inventory would then be repaid through subsequent auctions, typically in a short time. Due to this auction mechanism and generally liquid market, ARS have historically traded and were valued as short-term instruments.
     Citigroup acted in the capacity of primary dealer for approximately $72 billion of ARS and continued to purchase residual unsold inventory in support of the auction mechanism until mid-February 2008. After this date, liquidity in the ARS market deteriorated significantly, auctions failed due to a lack of bids from third-party investors, and Citigroup ceased to purchase unsold inventory. Following a number of ARS refinancings, at December 31, 2010, Citigroup continued to act in the capacity of primary dealer for approximately $23 billion of outstanding ARS.
     The Company classifies its ARS as held-to-maturity, available-for-sale and trading securities.
     Prior to the Company’s first auction’s failing in the first quarter of 2008, Citigroup valued ARS based on observation of auction market prices, because the auctions had a short maturity period (7, 28 and 35 days). This generally resulted in valuations at par. Once the auctions failed, ARS could no longer be valued using observation of auction market prices. Accordingly, the fair values of ARS are currently estimated using internally developed discounted cash flow valuation techniques specific to the nature of the assets underlying each ARS.
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

Alt-A mortgage securities
The Company classifies its Alt-A mortgage securities as held-to-maturity, available-for-sale and trading investments. The securities classified as trading and available-for-sale are recorded at fair value with changes in fair value reported in current earnings and AOCI, respectively. For these purposes, Citi defines Alt-A mortgage securities as non-agency residential mortgage-backed securities (RMBS) where (1) the underlying collateral has weighted average FICO scores between 680 and 720 or (2) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.
     Similar to the valuation methodologies used for other trading securities and trading loans, the Company generally determines the fair values of Alt-A mortgage securities utilizing internal valuation techniques. Fair-value estimates from internal valuation techniques are verified, where possible, to prices obtained from independent vendors. Vendors compile prices from various sources. Where available, the Company may also make use of quoted prices for recent trading activity in securities with the same or similar characteristics to the security being valued.

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
     Similar to the valuation methodologies used for other trading securities and trading loans, the Company generally determines the fair value of securities and loans linked to commercial real estate utilizing internal valuation techniques. Fair-value estimates from internal valuation techniques are verified, where possible, to prices obtained from independent vendors. Vendors compile prices from various sources. Where available, the Company may also make use of quoted prices for recent trading activity in securities or loans with the same or similar characteristics to that being valued. Securities and loans linked to commercial real estate valued using these methodologies are generally classified as Level 3 as a result of the current reduced liquidity in the market for such exposures.
     The fair value of investments in entities that hold commercial real estate loans or commercial real estate directly is determined using a similar methodology to that used for other non-public investments in real estate held by the S&B business. The Company uses an established process for determining the fair value of such securities, using commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry-specific non-earnings-based multiples and discounted cash flow models. In determining the fair value of such investments, the Company also considers events, such as a proposed sale of the investee company, initial public offerings, equity issuances, or other observable transactions. Such investments are generally classified as Level 3 of the fair value hierarchy.

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010 and 2009. The Company often hedges positions that have been classified in the Level 3 category with financial instruments that have been classified as Level 1 or Level 2. In addition, the Company also hedges items classified in the Level 3 category with instruments classified in Level 3 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

				Gross		Net
In millions of dollars at December 31, 2010	Level 1	Level 2	Level 3	inventory	Netting (1)	balance
Assets
Federal funds sold and securities borrowed or purchased under
agreements to resell	$—	$131,831	$4,911	$136,742	$(49,230)	$87,512
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	26,296	831	27,127	—	27,127
Prime	—	920	594	1,514	—	1,514
Alt-A	—	1,117	385	1,502	—	1,502
Subprime	—	911	1,125	2,036	—	2,036
Non-U.S. residential	—	828	224	1,052	—	1,052
Commercial	—	883	418	1,301	—	1,301
Total trading mortgage-backed securities	$—	$30,955	$3,577	$34,532	$—	$34,532
U.S. Treasury and federal agencies securities
U.S. Treasury	$18,449	$1,719	$—	$20,168	$—	$20,168
Agency obligations	6	3,340	72	3,418	—	3,418
Total U.S. Treasury and federal agencies securities	$18,455	$5,059	$72	$23,586	$—	$23,586
State and municipal	$—	$7,285	$208	$7,493	$—	$7,493
Foreign government	64,096	23,649	566	88,311	—	88,311
Corporate	—	45,580	6,006	51,586	—	51,586
Equity securities	33,509	4,291	776	38,576	—	38,576
Asset-backed securities	—	1,141	6,618	7,759	—	7,759
Other debt securities	—	13,911	1,305	15,216	—	15,216
Total trading securities	$116,060	$131,871	$19,128	$267,059	$—	$267,059
Derivatives
Interest rate contracts	$509	$473,579	$2,584	$476,672
Foreign exchange contracts	11	83,465	1,025	84,501
Equity contracts	2,581	11,807	1,758	16,146
Commodity contracts	590	10,973	1,045	12,608
Credit derivatives	—	52,270	12,771	65,041
Total gross derivatives	$3,691	$632,094	$19,183	$654,968
Cash collateral paid				50,302
Netting agreements and market value adjustments					$(655,057)
Total derivatives	$3,691	$632,094	$19,183	$705,270	$(655,057)	$50,213
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$70	$23,531	$22	$23,623	$—	$23,623
Prime	—	1,660	166	1,826	—	1,826
Alt-A	—	47	1	48	—	48
Subprime	—	119	—	119	—	119
Non-U.S. residential	—	316	—	316	—	316
Commercial	—	47	527	574	—	574
Total investment mortgage-backed securities	$70	$25,720	$716	$26,506	$—	$26,506
U.S. Treasury and federal agency securities
U.S. Treasury	$14,031	$44,417	$—	$58,448	$—	$58,448
Agency obligations	—	43,597	17	43,614	—	43,614
Total U.S. Treasury and federal agency	$14,031	$88,014	$17	$102,062	$—	$102,062

				Gross		Net
In millions of dollars at December 31, 2010	Level 1	Level 2	Level 3	inventory	Netting (1)	balance
State and municipal	$—	$12,731	$504	$13,235	$—	$13,235
Foreign government	51,419	47,902	358	99,679	—	99,679
Corporate	—	15,152	1,018	16,170	—	16,170
Equity securities	3,721	184	2,055	5,960	—	5,960
Asset-backed securities	—	3,624	5,424	9,048	—	9,048
Other debt securities	—	1,185	727	1,912	—	1,912
Non-marketable equity securities	—	135	6,467	6,602	—	6,602
Total investments	$69,241	$194,647	$17,286	$281,174	$—	$281,174
Loans (2)	$—	$1,159	$3,213	$4,372	$—	$4,372
Mortgage servicing rights	—	—	4,554	4,554	—	4,554
Other financial assets measured on a recurring basis	—	19,425	2,509	21,934	(2,615)	19,319
Total assets	$188,992	$1,111,027	$70,784	$1,421,105	$(706,902)	$714,203
Total as a percentage of gross assets (3)	13.8%	81.0%	5.2%	100%
Liabilities
Interest-bearing deposits	$—	$988	$277	$1,265	$—	$1,265
Federal funds purchased and securities loaned or sold under
agreements to repurchase	—	169,162	1,261	170,423	(49,230)	121,193
Trading account liabilities
Securities sold, not yet purchased	59,968	9,169	187	69,324	—	69,324
Derivatives
Interest rate contracts	489	472,936	3,314	476,739
Foreign exchange contracts	2	87,411	861	88,274
Equity contracts	2,551	27,486	3,397	33,434
Commodity contracts	482	10,968	2,068	13,518
Credit derivatives	—	48,535	10,926	59,461
Total gross derivatives	$3,524	$647,336	$20,566	$671,426
Cash collateral received				38,319
Netting agreements and market value adjustments					(650,015)
Total derivatives	$3,524	$647,336	$20,566	$709,745	$(650,015)	$59,730
Short-term borrowings	—	1,627	802	2,429	—	2,429
Long-term debt	—	17,612	8,385	25,997	—	25,997
Other financial liabilities measured on a recurring basis	—	12,306	19	12,325	(2,615)	9,710
Total liabilities	$63,492	$858,200	$31,497	$991,508	$(701,860)	$289,648
Total as a percentage of gross liabilities (3)	6.7%	90.0%	3.3%	100%

(1)	Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase, and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral, and the market value adjustment.
(2)	There is no allowance for loan losses recorded for loans reported at fair value.
(3)	Percentage is calculated based on total assets and liabilities at fair value, excluding collateral paid/received on derivatives.

				Gross			Net
In millions of dollars at December 31, 2009	Level 1	Level 2	Level 3	inventory	Netting	(1)	balance
Assets
Federal funds sold and securities borrowed or purchased under
agreements to resell	$—	$138,525	$—	$138,525	$(50,713)		$87,812
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	19,666	972	20,638	—		20,638
Prime	—	772	384	1,156	—		1,156
Alt-A	—	842	387	1,229	—		1,229
Subprime	—	736	8,998	9,734	—		9,734
Non-U.S. residential	—	1,796	572	2,368	—		2,368
Commercial	—	611	2,451	3,062	—		3,062
Total trading mortgage-backed securities	$—	$24,423	$13,764	$38,187	$—		$38,187

				Gross		Net
In millions of dollars at December 31, 2009	Level 1	Level 2	Level 3	inventory	Netting (1)	balance
U.S. Treasury and federal agencies securities
U.S. Treasury	$27,943	$995	$—	$28,938	$—	$28,938
Agency obligations	—	2,041	—	2,041	—	2,041
Total U.S. Treasury and federal agencies securities	$27,943	$3,036	$—	$30,979	$—	$30,979
Other trading securities
State and municipal	$—	$6,925	$222	$7,147	$—	$7,147
Foreign government	59,229	13,081	459	72,769	—	72,769
Corporate	—	43,758	8,620	52,378	—	52,378
Equity securities	33,754	11,827	640	46,221	—	46,221
Other debt securities	—	19,976	16,237	36,213	—	36,213
Total trading securities	$120,926	$123,026	$39,942	$283,894	$—	$283,894
Derivatives	$4,002	$671,532	$27,685	$703,219	$(644,340)	$58,879
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$89	$20,823	$2	$20,914	$—	$20,914
Prime	—	5,742	736	6,478	—	6,478
Alt-A	—	572	55	627	—	627
Subprime	—	—	1	1	—	1
Non-U.S. residential	—	255	—	255	—	255
Commercial	—	47	746	793	—	793
Total investment mortgage-backed securities	$89	$27,439	$1,540	$29,068	$—	$29,068
U.S. Treasury and federal agency securities
U.S. Treasury	$5,943	$20,619	$—	$26,562	$—	$26,562
Agency obligations	—	27,531	21	27,552	—	27,552
Total U.S. Treasury and federal agency	$5,943	$48,150	$21	$54,114	$—	$54,114
State and municipal	$—	$15,393	$217	$15,610	$—	$15,610
Foreign government	60,484	41,765	270	102,519	—	102,519
Corporate	—	19,056	1,257	20,313	—	20,313
Equity securities	3,056	237	2,513	5,806	—	5,806
Other debt securities	—	3,337	8,832	12,169	—	12,169
Non-marketable equity securities	—	77	6,753	6,830	—	6,830
Total investments	$69,572	$155,454	$21,403	$246,429	$—	$246,429
Loans (2)	$—	$1,226	$213	$1,439	$—	$1,439
Mortgage servicing rights	—	—	6,530	6,530	—	6,530
Other financial assets measured on a recurring basis	—	15,787	1,101	16,888	(4,224)	12,664
Total assets	$194,500	$1,105,550	$96,874	$1,396,924	$(699,277)	$697,647
Total as a percentage of gross assets (3)	13.9%	79.2%	6.9%	100%
Liabilities
Interest-bearing deposits	$—	$1,517	$28	$1,545	$—	$1,545
Federal funds purchased and securities loaned or sold under
agreements to repurchase	—	152,687	2,056	154,743	(50,713)	104,030
Trading account liabilities
Securities sold, not yet purchased	52,399	20,233	774	73,406	—	73,406
Derivatives	4,980	669,384	24,577	698,941	(634,835)	64,106
Short-term borrowings	—	408	231	639	—	639
Long-term debt	—	16,288	9,654	25,942	—	25,942
Other financial liabilities measured on a recurring basis	—	15,753	13	15,766	(4,224)	11,542
Total liabilities	$57,379	$876,270	$37,333	$970,982	$(689,772)	$281,210
Total as a percentage of gross liabilities (3)	5.9%	90.2%	3.8%	100%

(1)	Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase, and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral, and the market value adjustment.
(2)	There is no allowance for loan losses recorded for loans reported at fair value.
(3)	Percentage is calculated based on total assets and liabilities at fair value, excluding collateral paid/received on derivatives.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2010 and 2009. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
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

		Net realized/unrealized			Transfers	Purchases,		Unrealized
		gains (losses) included in			in and/or	issuances		gains
	December 31,	Principal			out of	and	December 31,	(losses)
In millions of dollars	2009	transactions	Other	(1)(2)	Level 3	settlements	2010	still held (3)
Assets
Fed funds sold and securities borrowed or
purchased under agreements to resell	$—	$100		$—	$4,071	$740	$4,911	$374
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	972	(108)		—	170	(203)	831	(48)
Prime	384	77		—	255	(122)	594	27
Alt-A	387	54		—	259	(315)	385	(51)
Subprime	8,998	321		—	(699)	(7,495)	1,125	94
Non-U.S. residential	572	47		—	528	(923)	224	39
Commercial	2,451	64		—	(308)	(1,789)	418	55
Total trading mortgage-backed securities	$13,764	$455		$—	$205	$(10,847)	$3,577	$116
U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—		$—	$—	$—	$—	$—
Agency obligations	—	(3)		—	63	12	72	(24)
Total U.S. Treasury and federal
agencies securities	$—	$(3)		$—	$63	$12	$72	$(24)
State and municipal	$222	$53		$—	$297	$(364)	$208	$7
Foreign government	459	20		—	(68)	155	566	(10)
Corporate	8,620	225		—	(757)	(2,082)	6,006	266
Equity securities	640	77		—	312	(253)	776	416
Asset-backed securities	3,006	4		—	4,927	(1,319)	6,618	34
Other debt securities	13,231	48		—	90	(12,064)	1,305	8
Total trading securities	$39,942	$879		—	$5,069	$(26,762)	$19,128	$813
Derivatives, net (4)
Interest rate contracts	$(374)	$513		$—	$467	$(1,336)	$(730)	$20
Foreign exchange contracts	(38)	203		—	(43)	42	164	(314)
Equity contracts	(1,110)	(498)		—	(331)	300	(1,639)	(589)
Commodity and other contracts	(529)	(299)		—	(95)	(100)	(1,023)	(486)
Credit derivatives	5,159	(1,405)		—	(635)	(1,274)	1,845	(867)
Total derivatives, net (4)	$3,108	$(1,486)		—	$(637)	$(2,368)	$(1,383)	$(2,236)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$2	$—		$(1)	$21	$—	$22	$—
Prime	736	—		(35)	(493)	(42)	166	—
Alt-A	55	—		12	24	(90)	1	—
Subprime	1	—		(2)	1	—	—	—
Commercial	746	—		(443)	3	221	527	—
Total investment mortgage-backed
debt securities	$1,540	$—		$(469)	$(444)	$89	$716	$—
U.S. Treasury and federal agencies securities	$21	$—		$(21)	$—	$17	$17	$(1)
State and municipal	217	—		—	481	(194)	504	(75)
Foreign government	270	—		9	15	64	358	1
Corporate	1,257	—		(39)	(49)	(151)	1,018	(32)
Equity securities	2,513	—		65	(1)	(522)	2,055	(77)
Asset-backed securities	8,272	—		(123)	(111)	(2,614)	5,424	(15)
Other debt securities	560	—		(13)	(13)	193	727	25
Non-marketable equity securities	6,753	—		733	18	(1,037)	6,467	512
Total investments	$21,403	$—		$142	$(104)	$(4,155)	$17,286	$338

		Net realized/unrealized			Transfers	Purchases,		Unrealized
		gains (losses) included in			in and/or	issuances		gains
	December 31,	Principal			out of	and	December 31,	(losses)
In millions of dollars	2009	transactions	Other	(1)(2)	Level 3	settlements	2010	still held (3)
Loans	$213	$—		$(158)	$1,217	$1,941	$3,213	$(332)
Mortgage servicing rights	6,530	—		(1,146)	—	(830)	4,554	(1,146)
Other financial assets measured on a
recurring basis	1,101	—		(87)	2,022	(527)	2,509	(87)
Liabilities
Interest-bearing deposits	$28	$—		$11	$(41)	$301	$277	$(71)
Federal funds purchased and securities
loaned or sold under agreements
to repurchase	2,056	(28)		—	(878)	55	1,261	(104)
Trading account liabilities
Securities sold, not yet purchased	774	(39)		—	(47)	(579)	187	(153)
Short-term borrowings	231	(6)		—	614	(49)	802	(78)
Long-term debt	9,654	125		201	389	(1,332)	8,385	(225)
Other financial liabilities measured on a
recurring basis	13	—		(52)	—	(46)	19	(20)

		Net realized/unrealized			Transfers	Purchases,		Unrealized
		gains (losses) included in			in and/or	issuances		gains
	December 31,	Principal			out of	and	December 31,	(losses)
In millions of dollars	2008	transactions	Other	(1)(2)	Level 3	settlements	2009	still held (3)
Assets
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,325	$243	$—		$35	$(631)	$972	$317
Prime	147	(295)	—		498	34	384	(179)
Alt-A	1,153	(78)	—		(374)	(314)	387	73
Subprime	13,844	233	—		(997)	(4,082)	8,998	472
Non-U.S. residential	858	(23)	—		(617)	354	572	125
Commercial	2,949	(256)	—		362	(604)	2,451	(762)
Total trading mortgage-backed securities	$20,276	$(176)	$—		$(1,093)	$(5,243)	$13,764	$46
U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—		$—	$—	$—	$—
Agency obligations	59	(108)	—		(54)	103	—	—
Total U.S. Treasury and federal
agencies securities	$59	$(108)	$—		$(54)	$103	$—	$—
State and municipal	$233	$(67)	$—		$219	$(163)	$222	$4
Foreign government	1,261	112	—		(396)	(518)	459	3
Corporate	13,027	(184)	—		(1,492)	(2,731)	8,620	(449)
Equity securities	1,387	260	—		(1,147)	140	640	(22)
Other debt securities	14,530	1,637	—		(2,520)	2,590	16,237	53
Total trading securities	$50,773	$1,474	$—		$(6,483)	$(5,822)	$39,942	$(365)
Derivatives, net (4)	$3,586	$(4,878)	$—		$80	$4,320	$3,108	$(4,854)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$—	$1		$77	$(76)	$2	$—
Prime	1,163	—	201		61	(689)	736	417
Alt-A	111	—	42		(61)	(37)	55	—
Subprime	25	—	(7)		(19)	2	1	—
Commercial	964	—	87		(461)	156	746	8
Total investment mortgage-backed
debt securities	$2,263	$—	$324		$(403)	$(644)	$1,540	$425
U.S. Treasury and federal agencies securities	$—	$—	$—		$26	$(5)	$21	$—
Total U.S. Treasury and federal
agencies securities	$—	$—	$—		$26	$(5)	$21	$—

		Net realized/unrealized			Transfers	Purchases,		Unrealized
		gains (losses) included in			in and/or	issuances		gains
	December 31,	Principal			out of	and	December 31,	(losses)
In millions of dollars	2008	transactions	Other	(1)(2)	Level 3	settlements	2009	still held (3)
State and municipal	$222	$—		$2	$(13)	$6	$217	$—
Foreign government	571	—		(6)	(302)	7	270	(3)
Corporate	1,019	—		13	762	(537)	1,257	16
Equity securities	3,807	—		(453)	(146)	(695)	2,513	41
Other debt securities	11,324	—		279	(1,292)	(1,479)	8,832	(81)
Non-marketable equity securities	9,067	—		(538)	(137)	(1,639)	6,753	69
Total investments	$28,273	$—		$(379)	$(1,505)	$(4,986)	$21,403	$467
Loans	$160	$—		$51	$7	$(5)	$213	$9
Mortgage servicing rights	5,657	—		1,543	—	(670)	6,530	1,582
Other financial assets measured on a
recurring basis	359	—		305	761	(324)	1,101	215
Liabilities
Interest-bearing deposits	$54	$—		$2	$(6)	$(18)	$28	$(14)
Federal funds purchased and securities
loaned or sold under agreements
to repurchase	11,167	359		—	(8,601)	(151)	2,056	250
Trading account liabilities
Securities sold, not yet purchased	653	(11)		—	(180)	290	774	(52)
Short-term borrowings	1,329	(48)		—	(775)	(371)	231	(76)
Long-term debt	11,198	(290)		—	(504)	(1,330)	9,654	124
Other financial liabilities measured on a
recurring basis	1	—		(75)	—	(63)	13	—

(1)	Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.
(2)	Unrealized gains (losses) on MSRs are recorded in Commissions and fees on the Consolidated Statement of Income.
(3)	Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2010 and 2009.
(4)	Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

     The significant changes from December 31, 2009 to December 31, 2010 in Level 3 assets and liabilities are due to:

  A net decrease in Trading securities of $20.8 billion that was driven by:
–  A net decrease of $10.2 billion in trading mortgage-backed securities driven mainly by liquidations of subprime securities of $7.5 billion and commercial mortgage-backed securities of $1.8 billion;
–  A net increase of $3.6 billion in asset-backed securities including Transfers to Level 3 of $4.9 billion. Substantially all of these Level 3 transfers related to the reclassification of certain securities to Trading under the fair value option upon adoption of ASU 2010-11 on July 1, 2010, as described in Note 1 to the Consolidated Financial Statements. (For purposes of the Level 3 roll-forward table above, Level 3 investments that were reclassified to trading upon adoption of ASU 2010-11 have been classified as transfers to Level 3 Trading securities); and
–  A decrease of $11.9 billion in Other debt securities, due primarily to the impact of the consolidation of the credit card securitization trusts by the Company upon adoption of SFAS 166/167 on January 1, 2010.  Upon consolidation of the trusts, the Company recorded the underlying credit card receivables on its balance sheet as Loans accounted for at amortized cost. At January 1, 2010, the Company’s investments in the trusts and other inter-company balances are eliminated. At January 1, 2010, the Company’s investment in these newly consolidated VIEs, which is eliminated for accounting purposes, included certificates issued by these trusts of $11.1 billion that were classified as Level 3 at December 31, 2009. The impact of the elimination of these certificates has been reflected as net settlements in the Level 3 roll-forward table above.
  The decrease in Derivatives of $4.5 billion includes net trading losses of $1.5 billion, net settlements of $2.4 billion and net transfers out of Level 3 to Level 2 of $0.6 billion.
  The net decrease in Level 3 Investments of $4.1 billion included net sales of asset-backed securities of $2.6 billion and sales of non-marketable equity securities of $1 billion.
  The net increase in Loans of $3 billion is due largely to the Company’s consolidation of certain VIEs upon the adoption of SFAS 167 on January 1, 2010, for which the fair value option was elected. The impact from consolidation of these VIEs on Level 3 loans has been reflected as purchases in the Level 3 roll-forward above.
  The decrease in Mortgage servicing rights of $2 billion is due primarily to losses of $1.1 billion, due to a reduction in interest rates.
  The decrease in Long-term debt of $1.2 billion is driven mainly by $1.3 billion of net terminations of structured notes.

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
Transfers between Level 1 and Level 2 of the Fair Value Hierarchy
The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during 2010.

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
     The fair value of loans measured on a LOCOM basis is determined where possible using quoted secondary-market prices. Such loans are generally classified as Level 2 of the fair value hierarchy given the level of activity in the market and the frequency of available quotes. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.
     The following table presents all loans held-for-sale that are carried at LOCOM as of December 31, 2010 and 2009:

	Aggregate
In billions of dollars	cost	Fair value	Level 2	Level 3
December 31, 2010	$3.1	$2.5	$0.7	$1.8
December 31, 2009	$2.5	$1.6	$0.3	$1.3

26. FAIR VALUE ELECTIONS

The Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made upon the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. The changes in fair value are recorded in current earnings. Additional discussion regarding the applicable areas in which fair value elections were made is presented in Note 25 to the Consolidated Financial Statements.
     All servicing rights must now be recognized initially at fair value. The Company has elected fair value accounting for its mortgage and student loan classes of servicing rights. See Note 22 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.

     The following table presents, as of December 31, 2010 and 2009, the fair value of those positions selected for fair value accounting, as well as the changes in fair value for the years ended December 31, 2010 and 2009:

				Changes in fair value gains
				(losses) for the years
	Fair value at			ended December 31,
	December 31,	December 31,
In millions of dollars	2010	2009	(1)	2010	2009 (1)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell and securities borrowed (2)	$87,512	$87,812		$56	$(864)
Trading account assets	14,289	16,725		611	8,004
Investments	646	574		98	(137)
Loans
Certain Corporate loans (3)	2,627	1,405		(214)	62
Certain Consumer loans (3)	1,745	34		193	3
Total loans	$4,372	$1,439		$(21)	$65
Other assets
MSRs	$4,554	$6,530		$(1,146)	$1,543
Certain mortgage loans (HFS)	7,230	3,338		9	35
Certain equity method investments	229	598		(37)	211
Total other assets	$12,013	$10,466		$(1,174)	$1,789
Total assets	$118,832	$117,016		$(430)	$8,857
Liabilities
Interest-bearing deposits	$1,265	$1,545		$8	$(701)
Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase and securities loaned (2)	121,193	104,030		149	155
Trading account liabilities	3,953	5,325		(481)	(2,323)
Short-term borrowings	2,429	639		(13)	(152)
Long-term debt	25,997	25,942		(737)	(3,183)
Total	$154,837	$137,481		$(1,074)	$(6,204)

(1)	Reclassified to conform to current period’s presentation.
(2)	Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase.
(3)	Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of SFAS 167 on January 1, 2010.

Own Credit Valuation Adjustment
The fair value of debt liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company’s credit spreads. The estimated change in the fair value of these debt liabilities due to such changes in the Company’s own credit risk (or instrument-specific credit risk) was a loss of $589 million and $4.226 billion for the years ended December 31, 2010 and 2009, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current observable credit spreads into the relevant valuation technique used to value each liability as described above.

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
     The notional amount of these unfunded letters of credit was $1.1 billion as of December 31, 2010 and $1.8 billion as of December 31, 2009. The amount funded was insignificant with no amounts 90 days or more past due or on non-accrual status at December 31, 2010 and 2009.
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

The following table provides information about certain credit products carried at fair value at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$14,241	$1,748	$14,338	$945
Aggregate unpaid principal balance in excess of fair value	167	(88)	390	(44)
Balance of non-accrual loans or loans more than 90 days past due	221	—	312	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	57	—	267	—

     In addition to the amounts reported above, $621 million and $200 million of unfunded loan commitments related to certain credit products selected for fair value accounting was outstanding as of December 31, 2010 and 2009, respectively.
     Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the years ended December 31, 2010 and 2009 due to instrument-specific credit risk totaled to a loss of $6 million and a gain of $5.9 billion, respectively.

Certain investments in private equity and real estate ventures and certain equity method investments
Citigroup invests in private equity and real estate ventures for the purpose of earning investment returns and for capital appreciation. The Company has elected the fair value option for certain of these ventures, because such investments are considered similar to many private equity or hedge fund activities in Citi’s investment companies, which are reported at fair value. The fair value option brings consistency in the accounting and evaluation of these investments. All investments (debt and equity) in such private equity and real estate entities are accounted for at fair value. These investments are classified as Investments on Citigroup’s Consolidated Balance Sheet.
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

The following table provides information about certain mortgage loans HFS carried at fair value at December 31, 2010 and, 2009:

In millions of dollars	December 31, 2010	December 31, 2009
Carrying amount reported on the Consolidated Balance Sheet	$7,230	$3,338
Aggregate fair value in excess of unpaid principal balance	81	55
Balance of non-accrual loans or loans more than 90 days past due	1	4
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	1	3

     The changes in fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. The changes in fair value during the years ended December 31, 2010 and 2009 due to instrument-specific credit risk resulted in a loss of $1 million and $4 million, respectively. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

Certain consolidated VIEs
The Company has elected the fair value option for all qualified assets and liabilities of certain VIEs that were consolidated upon the adoption of SFAS 167 on January 1, 2010, including certain private label mortgage securitizations, mutual fund deferred sales commissions and collateralized loan obligation VIEs. The Company elected the fair value option for these VIEs as the Company believes this method better reflects the economic risks, since substantially all of the Company’s retained interests in these entities are carried at fair value.
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
     With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup’s Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company’s Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a gain of $190 million for the year ended December 31, 2010.

     The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup’s Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company’s Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $857 million as of December 31, 2010.
     The following table provides information about Corporate and Consumer loans of consolidated VIEs carried at fair value:

	December 31, 2010
	Corporate	Consumer
In millions of dollars	loans	loans
Carrying amount reported on the
Consolidated Balance Sheet	$425	$1,718
Aggregate unpaid principal balance in
excess of fair value	357	527
Balance of non-accrual loans or loans more
than 90 days past due	45	133
Aggregate unpaid principal balance in excess
of fair value for non-accrual loans or loans
more than 90 days past due	43	139

Mortgage servicing rights
The Company accounts for mortgage servicing rights (MSRs) at fair value. Fair value for MSRs is determined using an option-adjusted spread valuation approach. This approach consists of projecting servicing cash flows under multiple interest-rate scenarios and discounting these cash flows using risk-adjusted rates. The model assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The fair value of MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company hedges a significant portion of the values of its MSRs through the use of interest-rate derivative contracts, forward-purchase commitments of mortgage-backed securities, and purchased securities classified as trading. See Note 22 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.
     These MSRs, which totaled $4.554 billion and $6.530 billion as of December 31, 2010 and 2009, respectively, are classified as Mortgage servicing rights on Citigroup’s Consolidated Balance Sheet. Changes in fair value of MSRs are recorded in Other revenue in the Company’s Consolidated Statement of Income.

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

     The following table provides information about long-term debt, excluding the debt issued by the consolidated VIEs at December 31, 2010, carried at fair value at December 31, 2010 and 2009:

In millions of dollars	December 31, 2010	December 31, 2009
Carrying amount reported on the Consolidated Balance Sheet	$22,055	$25,942
Aggregate unpaid principal balance in excess of fair value	477	3,399

The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	December 31, 2010	December 31, 2009
Carrying amount reported on the Consolidated Balance Sheet	$2,429	$639
Aggregate unpaid principal balance in excess of fair value	81	53

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
     The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments not accounted for at fair value, as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used when available for investments and for both trading and end-user derivatives, as well as for liabilities, such as long-term debt, with quoted prices. For loans not accounted for at fair value, cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. Expected credit losses are either embedded in the estimated future cash flows or incorporated as an adjustment to the discount rate used. The value of collateral is also considered. For liabilities such as long-term debt not accounted for at fair value and without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

		2010		2009
	Carrying	Estimated	Carrying	Estimated
In billions of dollars at December 31,	value	fair value	value	fair value
Assets
Investments	$318.2	$319.0	$306.1	$307.6
Federal funds sold and securities
borrowed or purchased
under agreements to resell	246.7	246.7	222.0	222.0
Trading account assets	317.3	317.3	342.8	342.8
Loans (1)	605.5	584.3	552.5	542.8
Other financial assets (2)	280.5	280.2	290.9	290.9

		2010		2009
	Carrying	Estimated	Carrying	Estimated
In billions of dollars at December 31,	value	fair value	value	fair value
Liabilities
Deposits	$845.0	$843.2	$835.9	$834.5
Federal funds purchased and
securities loaned or sold
under agreements to repurchase	189.6	189.6	154.3	154.3
Trading account liabilities	129.1	129.1	137.5	137.5
Long-term debt	381.2	384.5	364.0	354.8
Other financial liabilities (3)	171.2	171.2	175.8	175.8

(1)	The carrying value of loans is net of the Allowance for loan losses of $40.7 billion for 2010 and $36.0 billion for 2009. In addition, the carrying values exclude $2.6 billion and $2.9 billion of lease finance receivables in 2010 and 2009, respectively.
(2)	Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverable, mortgage servicing rights, separate and variable accounts and other financial instruments included in Other assets on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.
(3)	Includes brokerage payables, separate and variable accounts, short-term borrowings and other financial instruments included in Other liabilities on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

     Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value and as existing assets and liabilities run off and new transactions are entered into.
     The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup’s loans, in aggregate, by $21.2 billion and by $9.7 billion in 2010 and 2009, respectively. At December 31, 2010, the carrying values, net of allowances, exceeded the estimated values by $20.0 billion and $1.2 billion for Consumer loans and Corporate loans, respectively.
     The estimated fair values of the Company’s corporate unfunded lending commitments at December 31, 2010 and 2009 were liabilities of $5.6 billion and $5.0 billion, respectively. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

28. PLEDGED SECURITIES, COLLATERAL, COMMITMENTS AND GUARANTEES

Pledged Securities
At December 31, 2010 and 2009, the approximate fair values of securities sold under agreements to repurchase and other securities pledged, excluding the impact of allowable netting, were as follows:

In millions of dollars	2010	2009
For securities sold under agreements to repurchase	$227,967	$237,707
As collateral for securities borrowed for approximately
equivalent value	40,741	44,095
As collateral on bank loans	196,477	188,160
To clearing organizations or segregated
under securities laws and regulations	21,466	21,385
For securities loaned	37,965	36,767
Other	15,136	30,000
Total	$539,752	$558,114

     In addition, included in cash and due from banks at December 31, 2010 and 2009 are $15.6 billion and $11.2 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.
     At December 31, 2010 and 2009, the Company had $1.1 billion and $1.9 billion, respectively, of outstanding letters of credit from third-party banks to satisfy various collateral and margin requirements.

Collateral
At December 31, 2010 and 2009, the approximate market value of collateral received by the Company that may be sold or repledged by the Company, excluding the impact of allowable netting, was $335.3 billion and $346.2 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions and margined broker loans.
     At December 31, 2010 and 2009, a substantial portion of the collateral received by the Company had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities borrowings and loans, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions and bank loans.
     In addition, at December 31, 2010 and 2009, the Company had pledged $246 billion and $253 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

Lease Commitments
Rental expense (principally for offices and computer equipment) was $1.6 billion, $2.0 billion and $2.7 billion for the years ended December 31, 2010, 2009 and 2008, respectively.
     Future minimum annual rentals under noncancelable leases, net of sublease income, are as follows:

In millions of dollars
2011	$1,137
2012	1,030
2013	939
2014	856
2015	763
Thereafter	2,440
Total	$7,165

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

The following tables present information about the Company’s guarantees at December 31, 2010 and December 31, 2009:

	Maximum potential amount of future payments
In billions of dollars at December 31,	Expire within	Expire after	Total amount	Carrying value
except carrying value in millions	1 year	1 year	outstanding	(in millions)
2010
Financial standby letters of credit	$19.5	$75.3	$94.8	$225.9
Performance guarantees	9.1	4.6	13.7	35.8
Derivative instruments considered to be guarantees	3.1	5.0	8.1	850.4
Loans sold with recourse	—	0.4	0.4	134.3
Securities lending indemnifications (1)	70.4	—	70.4	—
Credit card merchant processing (1)	65.0	—	65.0	—
Custody indemnifications and other	—	40.2	40.2	253.8
Total	$167.1	$125.5	$292.6	$1,500.2

(1)	The carrying values of securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.

	Maximum potential amount of future payments
In billions of dollars at December 31,	Expire within	Expire after	Total amount	Carrying value
except carrying value in millions	1 year	1 year	outstanding	(in millions)
2009
Financial standby letters of credit	$41.4	$48.0	$89.4	$438.8
Performance guarantees	9.4	4.5	13.9	32.4
Derivative instruments considered to be guarantees	4.1	3.6	7.7	569.2
Loans sold with recourse	—	0.3	0.3	76.6
Securities lending indemnifications (1)	64.5	—	64.5	—
Credit card merchant processing (1)	59.7	—	59.7	—
Custody indemnifications and other	—	26.7	26.7	121.4
Total	$179.1	$83.1	$262.2	$1,238.4

(1)	The carrying values of guarantees of collections of contractual cash flows, securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.

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

Derivative instruments considered to be guarantees
Derivatives are financial instruments whose cash flows are based on a notional amount and an underlying, where there is little or no initial investment, and whose terms require or permit net settlement. Derivatives may be used for a variety of reasons, including risk management, or to enhance returns. Financial institutions often act as intermediaries for their clients, helping clients reduce their risks. However, derivatives may also be used to take a risk position.
     The derivative instruments considered to be guarantees, which are presented in the tables above, include only those instruments that require Citi to make payments to the counterparty based on changes in an underlying instrument that is related to an asset, a liability, or an equity security held by the guaranteed party. More specifically, derivative instruments considered to be guarantees include certain over-the-counter written put options where the counterparty is not a bank, hedge fund or broker-dealer (such counterparties are considered to be dealers in these markets and may, therefore, not hold the underlying instruments). However, credit derivatives sold by the Company are excluded from this presentation, as they are disclosed separately in Note 23. In addition, non-credit derivative contracts that are cash settled and for which the Company is unable to assert that it is probable the counterparty held the underlying instrument at the inception of the contract also are excluded from the disclosure above.
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
     In addition to the amounts shown in the table above, the repurchase reserve for Consumer mortgages representations and warranties was $969 million and $482 million at December 31, 2010 and December 31, 2009, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

     The repurchase reserve estimation process is subject to numerous estimates and judgments. The assumptions used to calculate the repurchase reserve contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. The key assumptions are:
  loan documentation requests;
  repurchase claims as a percentage of loan documentation requests;
  claims appeal success rate; and
  estimated loss given repurchase or make-whole.
     For example, Citi estimates that if there were a simultaneous 10% adverse change in each of the significant assumptions, the repurchase reserve would increase by approximately $342 million as of December 31, 2010. This potential change is hypothetical and intended to indicate the sensitivity of the repurchase reserve to changes in the key assumptions. Actual changes in the key assumptions may not occur at the same time or to the same degree (i.e., an adverse change in one assumption may be offset by an improvement in another). Citi does not believe it has sufficient information to estimate a range of reasonably possible loss (as defined under ASC 450) relating to its Consumer representations and warranties.

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
     Citigroup’s primary credit card business is the issuance of credit cards to individuals. In addition, the Company: (a) provides transaction processing services to various merchants with respect to its private-label cards and (b) has potential liability for transaction processing services provided by a third-party related to previously transferred merchant credit card processing contracts. The nature of the liability in either case arises as a result of a billing dispute between a merchant and a cardholder that is ultimately resolved in the cardholder‘s favor. The merchant is liable to refund the amount to the cardholder. In general, if the credit card processing company is unable to collect this amount from the merchant the credit card processing company bears the loss for the amount of the credit or refund paid to the cardholder.
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
     With regard to (b) above, the Company has a potential liability for bankcard transactions with merchants whose contracts were previously transferred by the Company to a third-party credit card processor, should that processor fail to perform.
     The Company’s maximum potential contingent liability related to both bankcard and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At December 31, 2010 and December 31, 2009, this maximum potential exposure was estimated to be $65 billion and $60 billion, respectively.
     However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company’s historical experience and its position as a secondary guarantor (in the case of previously transferred merchant credit card processing contracts). In both cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At December 31, 2010 and December 31, 2009, the estimated losses incurred and the carrying amounts of the Company’s contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications
Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients’ assets.

Other
As of December 31, 2010, Citigroup carried a reserve of $254 million related to certain of Visa USA’s and MasterCard’s litigation matters. As of December 31, 2009, the carrying value of the reserve was $121 million and was included in Other liabilities on the Consolidated Balance Sheet.

Other guarantees and indemnifications

Credit Card Protection Programs
The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2010 and 2009, the actual and estimated losses incurred and the carrying value of the Company’s obligations related to these programs were immaterial.

Other Representation and Warranty Indemnification
In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications, including indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company’s own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception. No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. These indemnifications are not included in the tables above.

Value-Transfer Networks
The Company is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member’s default on its obligations. The Company’s potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company’s participation in VTNs is not reported in the Company’s guarantees tables above and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2010 or December 31, 2009 for potential obligations that could arise from the Company’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $3.6 billion at December 31, 2010 and $3.3 billion at December 31, 2009) is designed to cover the insurance company’s statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time. If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citigroup must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of December 31, 2010 related to this indemnification. However, Citi continues to closely monitor its potential exposure under this indemnification obligation.

Carrying Value—Guarantees and Indemnifications
At December 31, 2010 and December 31, 2009, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.5 billion and $1.2 billion, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at December 31, 2010 and December 31, 2009, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1,066 million and $1,157 million, respectively, relating to letters of credit and unfunded lending commitments.

Collateral
Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $35 billion and $31 billion at December 31, 2010 and December 31, 2009, respectively. Securities and other marketable assets held as collateral amounted to $41 billion and $43 billion, respectively, the majority of which collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of the Company held as collateral amounted to $2.0 billion and $1.4 billion at December 31, 2010 and December 31, 2009, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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
     Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of December 31, 2010 and 2009. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
	Investment	Non-investment	Not
In billions of dollars as of December 31, 2010	grade	grade	rated	Total
Financial standby letters of credit	$58.7	$13.2	$22.9	$94.8
Performance guarantees	7.0	3.4	3.3	13.7
Derivative instruments deemed to be guarantees	—	—	8.1	8.1
Loans sold with recourse	—	—	0.4	0.4
Securities lending indemnifications	—	—	70.4	70.4
Credit card merchant processing	—	—	65.0	65.0
Custody indemnifications and other	40.2	—	—	40.2
Total	$105.9	$16.6	$170.1	$292.6

	Maximum potential amount of future payments
	Investment	Non-investment	Not
In billions of dollars as of December 31, 2009	grade	grade	rated	Total
Financial standby letters of credit	$49.2	$13.5	$26.7	$89.4
Performance guarantees	6.5	3.7	3.7	13.9
Derivative instruments deemed to be guarantees	—	—	7.7	7.7
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	64.5	64.5
Credit card merchant processing	—	—	59.7	59.7
Custody indemnifications and other	26.7	—	—	26.7
Total	$82.4	$17.2	$162.6	$262.2

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments as of December 31, 2010 and December 31, 2009:

	December 31, 2010
		Outside of		December 31,
In millions of dollars	U.S.	U.S.	Total	2009
Commercial and similar letters of credit	$1,544	$7,430	$8,974	$7,211
One- to four-family residential mortgages	2,582	398	2,980	1,070
Revolving open-end loans secured by one- to four-family residential properties	17,986	2,948	20,934	23,916
Commercial real estate, construction and land development	1,813	594	2,407	1,704
Credit card lines	573,945	124,728	698,673	785,495
Commercial and other Consumer loan commitments	124,142	86,262	210,404	257,342
Total	$722,012	$222,360	$944,372	$1,076,738

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
     Both secured-by-real-estate and unsecured commitments are included in this line, as well as undistributed loan proceeds, where there is an obligation to advance for construction progress payments. However, this line only includes those extensions of credit that, once funded, will be classified as Loans on the Consolidated Balance Sheet.

Credit card lines
Citigroup provides credit to customers by issuing credit cards. The credit card lines are unconditionally cancelable by the issuer.

Commercial and other Consumer loan commitments
Commercial and other Consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $79 billion and $126 billion with an original maturity of less than one year at December 31, 2010 and December 31, 2009, respectively.
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

29. CONTINGENCIES

Overview
In addition to the matters described below, in the ordinary course of business, Citigroup and its affiliates and subsidiaries and current and former officers, directors and employees (for purposes of this section, sometimes collectively referred to as Citigroup and Related Parties) routinely are named as defendants in, or as parties to, various legal actions and proceedings. Certain of these actions and proceedings assert claims or seek relief in connection with alleged violations of consumer protection, securities, banking, antifraud, antitrust, anti-money laundering, employment and other statutory and common laws. Certain of these actual or threatened legal actions and proceedings include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief.
     In the ordinary course of business, Citigroup and Related Parties also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Certain affiliates and subsidiaries of Citigroup are banks, registered broker-dealers, futures commission merchants, investment advisers or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and foreign securities, banking, commodity futures and other regulators. In connection with formal and informal inquiries by these regulators, Citigroup and such affiliates and subsidiaries receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of their regulated activities.
     Because of the global scope of Citigroup’s operations, and its presence in countries around the world, Citigroup and Related Parties are subject to litigation, and governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), in multiple jurisdictions with legal and regulatory regimes that may differ substantially, and present substantially different risks, from those Citigroup and Related Parties are subject to in the United States.
     Citigroup seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interests of Citigroup and its shareholders, and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.

Accounting and Disclosure Framework
ASC 450 (formerly SFAS 5) governs the disclosure and recognition of loss contingencies, including potential losses from litigation and regulatory matters. ASC 450 defines a “loss contingency” as “an existing condition, situation, or set of circumstances involving uncertainty as to possible loss to an entity that will ultimately be resolved when one or more future events occur or fail to occur.” It imposes different requirements for the recognition and disclosure of loss contingencies based on the likelihood of occurrence of the contingent future event or events. It distinguishes among degrees of likelihood using the following three terms: “probable,” meaning that “the future event or events are likely to occur”; “remote,” meaning that “the chance of the future event or events occurring is slight”; and “reasonably possible,” meaning that “the chance of the future event or events occurring is more than remote but less than likely.” These three terms are used below as defined in ASC 450.
     Accruals. ASC 450 requires accrual for a loss contingency when it is “probable that one or more future events will occur confirming the fact of loss” and “the amount of the loss can be reasonably estimated.” In accordance with ASC 450, Citigroup establishes accruals for all litigation and regulatory matters, including matters disclosed herein, when Citigroup believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, the minimum amount of the range is accrued, unless some higher amount within the range is a better estimate than any other amount within the range. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of loss ultimately incurred in relation to those matters may be substantially higher or lower than the amounts accrued for those matters.
     Disclosure. ASC 450 requires disclosure of a loss contingency if “there is at least a reasonable possibility that a loss or an additional loss may have been incurred” and there is no accrual for the loss because the conditions described above are not met or an exposure to loss exists in excess of the amount accrued. In accordance with ASC 450, if Citigroup has not accrued for a matter because Citigroup believes that a loss is reasonably possible but not probable, or that a loss is probable but not reasonably estimable, and the matter therefore does not meet the criteria for accrual, it discloses the loss contingency. In addition, Citigroup discloses matters for which it has accrued if it believes an exposure to loss exists in excess of the amount accrued. In accordance with ASC 450, Citigroup’s disclosure includes an estimate of the reasonably possible loss or range of loss for those matters as to which an estimate can be made. ASC 450 does not require disclosure of an estimate of the reasonably possible loss or range of loss where an estimate cannot be made. Neither accrual nor disclosure is required for losses that are deemed remote.
     Inherent Uncertainty of the Matters Disclosed. Certain of the matters disclosed below involve claims for substantial or indeterminate damages. The claims asserted in these matters typically are broad, often spanning a multi-year period and sometimes a wide range of business activities, and the plaintiffs’ or claimants’ alleged damages frequently are not quantified or factually supported in the complaint or statement of claim. As a result, Citigroup is often unable to estimate the loss in such matters, even if it believes that a loss is probable or reasonably possible, until developments in the case have yielded additional information sufficient to support a quantitative assessment of the range of reasonably possible loss. Such developments may include, among other things, discovery from adverse parties or third parties, rulings by the court on key issues, analysis by retained experts, and engagement in settlement negotiations. Depending on a range of factors, such as the complexity of the facts, the novelty of the legal theories, the pace of discovery, the court’s scheduling order, the timing of court decisions, and the adverse party’s willingness to negotiate in good faith towards a resolution, it may be months or years after the filing of a case before an estimate of the range of reasonably possible loss can be made.
     Matters as to Which an Estimate Can Be Made. For some of the matters disclosed below, Citigroup is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued; in these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2010, Citigroup estimates that the reasonably possible loss in excess of amounts accrued for these matters in the aggregate ranges up to approximately $4 billion in future periods.
     These estimates are based on currently available information. As available information changes, the matters for which Citigroup is able to estimate will change, and the estimates themselves will change. In addition, while many estimates presented in financial statements and other financial disclosure involve significant judgment and may be subject to significant uncertainty, estimates of the range of reasonably possible loss arising from litigation and regulatory proceedings are subject to particular uncertainties. For example, at the time of making an estimate, Citigroup may have only preliminary, incomplete, or inaccurate information about the facts underlying the claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties or regulators, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that Citigroup had not accounted for in its estimate because it had deemed such an outcome to be remote. For all these reasons, the amount of loss in excess of accruals ultimately incurred for the matters as to which an estimate has been made could be substantially higher or lower than the range of loss included in the estimate.
     Matters as to Which an Estimate Cannot Be Made. For other matters disclosed below, Citigroup is not currently able to estimate the reasonably possible loss or range of loss. Many of these matters remain in very preliminary stages (even in some cases where a substantial period of time has passed since the commencement of the matter), with few or no substantive legal decisions by the court or tribunal defining the scope of the claims, the class (if any), or the potentially available damages, and fact discovery is still in progress or has not yet begun. In many of these matters, Citigroup has not yet answered the complaint or statement of claim or asserted its defenses, nor has it engaged in any negotiations with the adverse party (whether a regulator or a private party). For all these reasons, Citigroup cannot at this time estimate the reasonably possible loss or range of loss, if any, for these matters.
     Opinion of Management as to Eventual Outcome. Subject to the foregoing, it is the opinion of Citigroup’s management, based on current knowledge and after taking into account its current legal accruals, that the eventual outcome of all matters described in this Note would not be likely to have a material adverse effect on the consolidated financial condition of Citigroup. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on Citigroup’s consolidated results of operations or cash flows in particular quarterly or annual periods.
Credit-Crisis-Related Litigation and Other Matters
Citigroup and Related Parties have been named as defendants in numerous legal actions and other proceedings asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Such matters include, among other types of proceedings, claims asserted by: (i) individual investors and purported classes of investors in Citigroup’s common and preferred stock and debt, alleging violations of the federal securities laws; (ii) participants and purported classes of participants in Citigroup’s retirement plans, alleging violations of the Employee Retirement Income Security Act (ERISA); (iii) counterparties to significant transactions adversely affected by developments in the credit and subprime markets; (iv) individual investors and purported classes of investors in securities and other investments underwritten, issued or marketed by Citigroup, including collateralized debt obligations (CDOs), mortgage-backed securities (MBS), auction-rate securities (ARS), investment funds, and other structured or leveraged instruments, that have suffered losses as a result of the credit crisis; and (v) individual borrowers asserting claims related to their loans. These matters have been filed in state and federal courts across the country, as well as in arbitrations before the Financial Industry Regulatory Authority (FINRA) and other arbitration associations.
     In addition to these litigations and arbitrations, Citigroup continues to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission (SEC), FINRA, the Federal Housing Finance Agency, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities, in connection with various formal and informal inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing and underwriting of MBS and CDOs and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.

Subprime Mortgage-Related Litigation and Other Matters
Beginning in November 2007, Citigroup and Related Parties have been named as defendants in numerous legal actions and other proceedings brought by Citigroup shareholders, investors, counterparties and others concerning Citigroup’s activities relating to subprime mortgages, including Citigroup’s involvement with CDOs, MBS and structured investment vehicles, Citigroup’s underwriting activity for subprime mortgage lenders, and Citigroup’s more general subprime- and credit-related activities.
       Regulatory Actions: The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.
       On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).
       The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.
       Securities Actions: Citigroup and Related Parties have been named as defendants in four putative class actions filed in the Southern District of New York. These actions allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On August 19, 2008, these actions were consolidated under the caption IN RE CITIGROUP INC. SECURITIES LITIGATION. In this action, lead plaintiffs assert claims on behalf of a putative class of purchasers of Citigroup stock from January 1, 2004 through January 15, 2009. On November 9, 2010, the district court issued an order and opinion granting in part and denying in part defendants’ motion to dismiss the amended consolidated class action complaint. The court dismissed all claims except those arising out of Citigroup’s exposure to CDOs for the time period February 1, 2007 through April 18, 2008. Fact discovery has begun. A class certification motion has not yet been filed, and plaintiffs have not yet quantified the putative class’s alleged damages. During the putative class period, as narrowed by the court, the price of Citigroup’s common stock declined from $54.73 at the beginning of the period to $25.11 at the end of the period. Additional information relating to this action is publicly available in court filings under the consolidated lead docket number 07 Civ. 9901 (S.D.N.Y.) (Stein, J.).
       Citigroup and Related Parties also have been named as defendants in two putative class actions filed in New York state court, but since removed to the Southern District of New York. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, arising out of various offerings of Citigroup notes during 2006, 2007 and 2008. On December 10, 2008, these actions were consolidated under the caption IN RE CITIGROUP INC. BOND LITIGATION. In the consolidated action, lead plaintiffs assert claims on behalf of a putative class of purchasers of 48 corporate debt securities, preferred stock, and interests in preferred stock issued by Citigroup and related issuers over a two-year period from 2006 to 2008. On July 12, 2010, the district court issued an order and opinion granting in part and denying in part defendants’ motion to dismiss the consolidated class action complaint. The court, among other things, dismissed plaintiffs’ claims under Section 12 of the Securities Act of 1933, but denied defendants’ motion to dismiss certain claims under Section 11 of that Act. A motion for partial reconsideration of the latter ruling is pending. Fact discovery has begun. A class certification motion has not yet been filed, and plaintiffs have not yet quantified the putative class’s alleged damages. Additional information relating to this action is publicly available in court filings under the consolidated lead docket number 08 Civ. 9522 (S.D.N.Y.) (Stein, J.).
       Several institutions and sophisticated investors that purchased debt and equity securities issued by Citigroup and related issuers have also filed actions on their own behalf against Citigroup and Related Parties in the Southern District of New York and the Court of Common Pleas for Philadelphia
County. These actions assert claims similar to those asserted in the IN RE CITIGROUP INC. SECURITIES LITIGATION and IN RE CITIGROUP INC. BOND LITIGATION actions described above. Collectively, these investors seek damages exceeding $1 billion. Additional information relating to these individual actions is publicly available in court filings under the docket numbers 09 Civ. 8755 (S.D.N.Y.) (Stein, J.), 10, Civ. 7202 (S.D.N.Y.) (Stein, J.), 10 Civ. 9325 (S.D.N.Y.) (Stein, J.), 10 Civ. 9646 (S.D.N.Y.) (Stein, J.), 11 Civ. 314 (S.D.N.Y.) (Stein, J.), and Case No. 110105028 (Pa. Commw. Ct.) (Sheppard, J.).
       ERISA Actions: Numerous class actions were filed in the Southern District of New York asserting claims under ERISA against Citigroup and certain Citigroup employees alleged to have served as ERISA plan fiduciaries. On August 31, 2009, the court granted defendants’ motion to dismiss the consolidated class action complaint, captioned IN RE CITIGROUP ERISA LITIGATION. Plaintiffs have appealed the dismissal, and the appeal is fully briefed and argued. Additional information relating to this action is publicly available in court filings under the consolidated lead docket number 07 Civ. 9790 (S.D.N.Y.) (Stein, J.) and under GRAY v. CITIGROUP INC., 09-3804 (2d Cir.).
       Derivative Actions and Related Proceedings: Numerous derivative actions have been filed in federal and state courts against various current and former officers and directors of Citigroup, alleging mismanagement in connection with the financial credit and subprime mortgage crisis. Citigroup is named as a nominal defendant in these actions. Certain of these actions have been dismissed either in their entirety or in large part. Additional information relating to these actions is publicly available under the index number 650417/09 (N.Y. Super. Ct.) (Fried, J.), the consolidated lead docket number 07 Civ. 9841 (S.D.N.Y.) (Stein, J.), and the consolidated civil action number 3338-CC (Del. Ch.) (Chandler, C.).
       Underwriting Matters: Certain Citigroup affiliates and subsidiaries have been named as defendants arising out of their activities as underwriters of securities in actions brought by investors in securities of issuers adversely affected by the credit crisis, including AIG, Fannie Mae, Freddie Mac, Ambac and Lehman, among many others. These matters are in various stages of litigation. As a general matter, issuers indemnify underwriters in connection with such claims. In certain of these matters, however, Citigroup is not being indemnified or may in the future cease to be indemnified because of the financial condition of the issuer.
       On December 3, 2010, plaintiffs and the underwriter defendants, including Citigroup, in IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION, 08 Civ. 0411 (S.D.N.Y.), entered into a memorandum of understanding settling all claims against Citigroup subject to the entry of a final stipulation of settlement and court approval.
       Subprime Counterparty and Investor Actions: Citigroup and Related Parties have been named as defendants in actions brought in various state and federal courts, as well as in arbitrations, by counterparties and investors that have suffered losses as a result of the credit crisis. These actions include an arbitration brought by the Abu Dhabi Investment Authority, alleging statutory and common law claims in connection with its $7.5 billion investment in Citigroup. The Abu Dhabi Investment Authority alleges losses of $4 billion. Pre-hearing proceedings in this matter are ongoing. The arbitration hearing has been scheduled for May 2011.

       In addition, beginning in July 2010, several investors, including Cambridge Place Investment Management, The Charles Schwab Corporation, the Federal Home Loan Bank of Chicago, the Federal Home Loan Bank of Indianapolis, and Allstate Insurance Company and affiliated entities, have filed lawsuits against Citigroup and certain of its affiliates alleging actionable misstatements or omissions in connection with the issuance and underwriting of residential MBS. As a general matter, plaintiffs in these actions are seeking rescission of their investments or other damages. Additional information relating to these actions is publicly available in court filings under the docket numbers 10 Civ. 11376 (D. Mass.) (Gorton, J.), 10 Civ. 04030 (N.D. Cal.) (Illston, J.), 10-CH-45033 (Ill. Cir. Ct.), 10 Civ. 09105 (C.D. Cal.) (Pfaelzer, J.), 10 Civ. 01463 (S.D. Ind.) (Lawrence, J.), 11-0555 (Mass. Super. Ct.) and 650432/2011 (N.Y. Sup. Ct.).
       Separately, at various times, parties to RMBS securitizations, among others, have asserted that certain Citigroup affiliates breached representations and warranties made in connection with mortgage loans placed into securitization trusts and have sought repurchase of the affected mortgage loans or indemnification from resulting losses, among other remedies. The frequency of such demands may increase in the future, and some such demands may result in litigation.

ASTA/MAT and Falcon-Related Litigation and Other Matters
ASTA/MAT and Falcon were hedge funds managed and marketed by Citigroup that performed well for many years but suffered substantial losses during the credit crisis. The SEC is investigating the marketing, management and accounting treatment of the Falcon and ASTA/MAT funds. Citigroup is cooperating fully with the SEC’s inquiry.
       In addition, several investors in Falcon and ASTA/MAT have filed lawsuits or arbitrations against Citigroup and Related Parties seeking recoupment of their alleged losses. Many of these investor disputes have been resolved, and the remainder are in various procedural stages.

Auction Rate Securities—Related Litigation and Other Matters
Beginning in March 2008, Citigroup and Related Parties have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning ARS. These have included, among others: (i) numerous arbitrations filed by customers of Citigroup and its subsidiaries seeking damages in connection with investments in ARS, which are in various procedural stages; (ii) a consolidated putative class action asserting claims for federal securities and other statutory and common law violations, in which a motion to dismiss is pending; (iii) two putative class actions asserting violations of Section 1 of the Sherman Act, which have been dismissed and are now pending on appeal; and (iv) a derivative action filed against certain Citigroup officers and directors, which has been dismissed.

Lehman Structured Notes Matters
Like many other financial institutions, Citigroup, through certain of its affiliates and subsidiaries, distributed structured notes (Notes) issued and guaranteed by Lehman entities to retail customers in various countries outside the United States, principally in Europe and Asia. After the relevant Lehman entities filed for bankruptcy protection in September 2008, certain regulators in Europe and Asia commenced investigations into the conduct of financial institutions involved in such distribution, including Citigroup entities. Some of those regulatory investigations have resulted in adverse findings against Citigroup entities. Some purchasers of the Notes have filed civil actions or otherwise complained about the sales process. Citigroup has dealt with a number of such complaints and claims on an individual basis based on the particular circumstances.
       In Belgium, Greece, Hungary, Spain, Poland and Turkey, Citigroup made a settlement offer to all eligible purchasers of Notes distributed by Citigroup in those countries. A significant majority of the eligible purchasers accepted Citigroup`s settlement offer, made without admission of liability, in full and final settlement of all potential claims. A limited number of eligible purchasers declined to settle and are pursuing civil lawsuits. The approximate aggregate par value of Notes that are the subject of these suits is less than $10 million.
       Criminal investigations are open in Greece. In Belgium, criminal charges were brought against a Citigroup subsidiary (CBB) and three current or former employees. The Public Prosecutor had asked the criminal court to impose on CBB a fine of 660,000 Euro and a confiscation order of up to 131,476,097.90 Euro, and to sanction the three individual employees. On December 1, 2010, all defendants were cleared of fraud and anti-money laundering charges and the related confiscation requests. The court also rejected certain other charges but convicted all defendants under the Prospectus Act, and convicted CBB under Fair Trade Practices legislation. CBB was fined 165,000 Euro, and each individual defendant was fined 427.50 Euro. Sixty-three non-settling civil claimants had made civil claims in the criminal proceedings with respect to Notes with an aggregate par value of approximately 2.4 million Euro. Citi was ordered to compensate all 63 claimants for the full par value of their Notes, less the value ultimately received for their Notes in the Lehman bankruptcies. CBB has appealed the judgment.
       In Hong Kong, regulators have conducted investigations of banks that distributed Notes, including a Citigroup subsidiary (CHKL). With respect to certain other banks, the regulators have completed their investigation and required these banks to compensate some purchasers of Notes for all or a portion of their losses. The regulators have not yet concluded their investigation of CHKL. The total subscription amount of the Notes CHKL distributed in Hong Kong is approximately $200 million.

Lehman Brothers Bankruptcy Proceedings
Citigroup and Related Parties may face claims in the liquidation proceeding of Lehman Brothers Inc. (LBI), the broker-dealer subsidiary of Lehman Brothers Holdings Inc. (LBHI), pending before the United States Bankruptcy Court for the Southern District of New York under the Securities Investor Protection Act (SIPA). The SIPA Trustee has advised Citigroup and Related Parties that the Trustee may seek to recover a $1 billion setoff that Citibank, N.A. took with respect to certain clearing obligations of LBI. In addition, LBHI or its subsidiaries may assert bankruptcy avoidance and other claims against Citigroup and Related Parties in their Chapter 11 bankruptcy proceedings, including, among others, claims seeking the return of a $2 billion deposit LBHI made with Citibank in June 2008, prior to LBHI’s collapse. Citibank believes that it has the right to set off against this deposit claims it has against LBHI arising under derivatives contracts and loan documents. Additional information relating to the liquidation proceeding of LBI, captioned IN RE LEHMAN BROTHERS INC., is publicly available in court filings under docket number 08-01420 (Bankr. S.D.N.Y.) (Peck, J.). Additional information relating to the Chapter 11 bankruptcy proceedings of LBHI and its subsidiaries, captioned IN RE LEHMAN BROTHERS HOLDINGS INC., is publicly available in court filings under docket number 08-13555 (Bankr. S.D.N.Y.) (Peck, J.).
       Citigroup and Related Parties also hold as custodians approximately $2 billion of proprietary assets and cash of LBHI subsidiary Lehman Brothers International (Europe) (LBIE), currently in insolvency administration in the United Kingdom. Citigroup and Related Parties have asserted a contractual right to retain the proprietary assets and cash as security for amounts owed to Citigroup and Related Parties by LBIE and its affiliates (including LBHI and LBI), which the administrators for LBIE have disputed. Additional information relating to the U.K. administration of LBIE is available at www.pwc.co.uk/eng/issues/lehman_updates.html.

Terra Firma Litigation
Plaintiffs, general partners of two related private equity funds, filed a complaint in New York state court (later removed to the Southern District of New York) against certain Citigroup entities in December 2009, alleging that during the May 2007 auction of the music company EMI, Citigroup, as advisor to EMI and as a potential lender to plaintiffs’ acquisition vehicle Maltby, fraudulently or negligently orally misrepresented the intentions of another potential bidder regarding the auction. Plaintiffs alleged that, but for the oral misrepresentations, Maltby would not have acquired EMI for approximately 4.2 billion British pounds. Plaintiffs further alleged that, following the acquisition of EMI, certain Citigroup entities tortiously interfered with plaintiffs’ business relationship with EMI. Plaintiffs sought billions of dollars in damages. On September 15, 2010, the district court issued an order granting in part and denying in part Citigroup’s motion for summary judgment. Plaintiffs’ claims for negligent misrepresentation and tortious interference were dismissed. On October 18, 2010, a jury trial commenced on plaintiffs’ remaining claims for fraudulent misrepresentation and fraudulent concealment. The court dismissed the fraudulent concealment claim before sending the case to the jury. On November 4, 2010, the jury returned a verdict on the fraudulent misrepresentation claim in favor of Citigroup. Judgment dismissing the complaint was entered on December 9, 2010. Plaintiffs have appealed the judgment. Additional information regarding the action is publicly available in court filings under docket number 09 Civ. 10459 (S.D.N.Y.) (Rakoff, J.).

KIKOs
Several local banks in Korea, including a Citigroup subsidiary (CKI), entered into foreign exchange derivative transactions with small and medium-size export businesses (SMEs) to enable the SMEs to hedge their currency risk. The derivatives had “knock-in, knock-out” features. Following the devaluation of the Korean won in 2008, many of these SMEs incurred significant losses on the derivative transactions and filed civil lawsuits against the banks, including CKI. The claims generally allege that the products were not suitable and the risk disclosure was inadequate. As of December 31, 2010, 80 civil claims had been made by SMEs against CKI. To date, 55 decisions have been rendered at the district court level, and CKI has prevailed in 47 of those decisions. In the other eight decisions, the plaintiff was awarded only a portion of the damages it sought. Damage awards to date total in the aggregate approximately $6 million. CKI intends to appeal the eight adverse decisions. CKI also expects a significant number of plaintiffs to appeal decisions rendered against them, including plaintiffs that were awarded less than all of the damages they sought.
       The Korean prosecutors have also undertaken a criminal investigation of the local banks, including CKI, based on allegations of fraud in the sale of these products. This investigation is ongoing. The local banking regulator also undertook an investigation of the local banks regarding the sale of these products. This investigation resulted in disciplinary recommendations by the local banking regulator with respect to certain CKI employees, but CKI itself was not sanctioned.

Tribune Company Bankruptcy
Certain Citigroup entities have been named as defendants in adversary proceedings related to the Chapter 11 cases of Tribune Company (Tribune) pending in the U.S. Bankruptcy Court for the District of Delaware. The complaints set forth allegations arising out of the approximate $11 billion leveraged buyout (LBO) of Tribune in 2007. With respect to Citigroup, the complaints allege claims relating to Citigroup’s role as lender and advisor to Tribune in connection with the LBO and seek to avoid, recover, subordinate or disallow payments on LBO debt, as well as approximately $57 million in lender and advisory fees received by Citigroup and Related Parties in connection with the LBO. The complaints also assert claims of aiding and abetting breaches of fiduciary duty by Tribune management as well as professional malpractice. The complaints have been stayed by court order pending a confirmation hearing on competing plans of reorganization. If confirmed, the plan proposed by the Debtors and others, and supported by Citigroup, would settle all claims relating to Citigroup’s role as lender. On February 11, 2011, Tribune and its debtor subsidiaries announced that most classes of voting creditors overwhelmingly approved the Debtors’ plan. The Bankruptcy Court has scheduled a confirmation hearing for March 7, 2011. Additional information relating to these actions is publicly available in court filings under the docket number 08-13141 (Bankr. D. Del.) (Carey, J.).

Interchange Fees Litigation
Beginning in 2005, several putative class actions were filed against Citigroup and Related Parties, together with Visa, MasterCard and other banks and their affiliates, in various federal district courts. These actions were consolidated with other related cases in the Eastern District of New York and captioned IN RE PAYMENT CARD INTERCHANGE FEE AND MERCHANT DISCOUNT ANTITRUST LITIGATION. The plaintiffs in the consolidated class action are merchants that accept Visa- and MasterCard-branded payment cards, as well as membership associations that claim to represent certain groups of merchants. The pending complaint alleges, among other things, that defendants have engaged in conspiracies to set the price of interchange and merchant discount fees on credit and debit card transactions in violation of Section 1 of the Sherman Act. The complaint also alleges additional Sherman Act and California law violations, including alleged unlawful maintenance of monopoly power and alleged unlawful contracts in restraint of trade pertaining to various Visa and MasterCard rules governing merchant conduct (including rules allegedly affecting merchants’ ability, at the point of sale, to surcharge payment card transactions or steer customers to particular payment cards). In addition, supplemental complaints filed against defendants in the class action allege that Visa’s and MasterCard’s respective initial public offerings were anticompetitive and violated Section 7 of the Clayton Act, and that MasterCard’s initial public offering constituted a fraudulent conveyance.
       Plaintiffs seek injunctive relief as well as joint and several liability for treble their damages, including all interchange fees paid to all Visa and MasterCard members with respect to Visa and MasterCard transactions in the U.S. since at least January 1, 2004. Certain publicly available documents estimate that Visa- and MasterCard-branded cards generated approximately $40 billion in interchange fees industry-wide in 2009. Defendants dispute that the manner in which interchange and merchant discount fees are set, or the rules governing merchant conduct, are anticompetitive. Fact and expert discovery has closed. Defendants’ motions to dismiss the pending class action complaint and the supplemental complaints are pending. Also pending are plaintiffs’ motion to certify nationwide classes consisting of all U.S. merchants that accept Visa- and MasterCard-branded payment cards and motions by both plaintiffs and defendants for summary judgment. Additional information relating to these consolidated actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Gleeson, J.).

Parmalat Litigation and Other Matters
On July 29, 2004, Dr. Enrico Bondi, the Extraordinary Commissioner appointed under Italian law to oversee the administration of various Parmalat companies, filed a complaint in New Jersey state court against Citigroup and Related Parties alleging that the defendants “facilitated” a number of frauds by Parmalat insiders. On October 20, 2008, following trial, a jury rendered a verdict in Citigroup’s favor and in favor of Citibank on three counterclaims. The court entered judgment for Citibank in the amount of $431 million on the counterclaims, which is accruing interest. Plaintiff’s appeal from the court’s final judgment is pending. In addition, prosecutors in Parma and Milan, Italy, have commenced criminal proceedings against certain current and former Citigroup employees (along with numerous other investment banks and certain of their current and former employees, as well as former Parmalat officers and accountants). In the event of an adverse judgment against the individuals in question, it is possible that the authorities could seek administrative remedies against Citigroup. Milan prosecutors have requested disgorgement of 70 million Euro and a fine of 900,000 Euro. Additionally, Dr. Bondi has purported to file a civil complaint against Citigroup in the context of the Parma criminal proceedings, seeking 14 billion Euro in damages. In January 2011, a civil complaint was filed by certain institutional investors in Parmalat securities seeking damages of approximately 130 million Euro against Citigroup and certain other financial institutions.
Research Analyst Litigation
In March 2004, a putative research-related customer class action alleging various state law claims arising out of the issuance of allegedly misleading research analyst reports concerning numerous issuers was filed against certain Citigroup entities in Illinois state court. Citigroup’s motion to dismiss the complaint is pending.

Companhia Industrial de Instrumentos de Precisão Litigation
A commercial customer, Companhia Industrial de Instrumentos de Precisão (CIIP), filed a lawsuit against Citibank, N.A., Brazil branch (Citi Brazil), in 1992, alleging damages arising from an unsuccessful attempt by Citi Brazil in 1975 to declare CIIP bankrupt after CIIP defaulted on a loan owed to Citi Brazil. The trial court ruled in favor of CIIP and awarded damages that Citigroup currently estimates as approximately $330 million after taking into account interest, currency adjustments, and current exchange rates. Citi Brazil lost its appeal but filed a special appeal to the Superior Tribunal of Justice (STJ), the highest appellate court for federal law in Brazil. The 4th Section of the STJ ruled 3-2 in favor of Citi in November 2008. CIIP appealed the decision to the Special Court of the STJ on procedural grounds. In December 2009, the Special Court of the STJ decided 9-0 in favor of CIIP on the procedural issue, overturning the 3-2 merits decision in favor of Citi. Citi Brazil filed a motion for clarification with the Special Court of the STJ. A decision on that motion is expected in the first or second quarter of 2011. If the Special Court of the STJ were to decide in Citi Brazil’s favor on the pending motion for clarification, the effect would be to reinstate the favorable 3-2 decision of the STJ on the merits of the dispute. If the Special Court were to decide in CIIP’s favor, Citi Brazil expects to file a constitutional action with the Supreme Court of Brazil seeking to overturn the decision.

Allied Irish Bank Litigation
In 2003, Allied Irish Bank (AIB) filed a complaint in the Southern District of New York seeking to hold Citibank and Bank of America, former prime brokers for AIB’s subsidiary Allfirst Bank (Allfirst), liable for losses incurred by Allfirst as a result of fraudulent and fictitious foreign currency trades entered into by one of Allfirst’s traders. AIB seeks compensatory damages of approximately $500 million, plus punitive damages, from Citibank and Bank of America collectively. In 2006, the Court granted in part and denied in part defendants’ motion to dismiss. In 2009, AIB filed an amended complaint, and the parties currently are engaged in discovery.

Settlement Payments
Payments required in settlement agreements described above have been made or are covered by existing litigation reserves.

*                            *                            *

Additional matters asserting claims similar to those described above may be filed in the future.

30. CITIBANK, N.A. STOCKHOLDER’S EQUITY

Statement of Changes in Stockholder’s Equity

	Year ended December 31
In millions of dollars, except shares	2010	2009	2008
Common stock ($20 par value)
Balance, beginning of year—shares: 37,534,553 in 2010, 2009 and 2008	$751	$751	$751
Balance, end of year—shares:
37,534,553 in 2010, 2009 and 2008	$751	$751	$751
Surplus
Balance, beginning of year	$107,923	$74,767	$69,135
Capital contribution from parent company	858	32,992	6,177
Employee benefit plans	648	163	183
Other (1)	(10)	1	(728)
Balance, end of year	$109,419	$107,923	$74,767
Retained earnings
Balance, beginning of year	$19,457	$21,735	$31,915
Adjustment to opening balance, net of taxes (2)(3)	(288)	402	—
Adjusted balance, beginning of period	$19,169	$22,137	$31,915
Citibank’s net income (loss)	7,904	(2,794)	(6,215)
Dividends paid (4)	9	(3)	(41)
Other (1)	—	117	(3,924)
Balance, end of year	$27,082	$19,457	$21,735
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(11,532)	$(15,895)	$(2,495)
Adjustment to opening balance, net of taxes (3)	—	(402)	—
Adjusted balance, beginning of period	$(11,532)	$(16,297)	$(2,495)
Net change in unrealized gains (losses) on investment securities available-for-sale, net of taxes	1,162	3,675	(6,746)
Net change in foreign currency translation adjustment, net of taxes	29	709	(5,651)
Net change in cash flow hedges, net of taxes	473	880	(1,162)
Pension liability adjustment, net of taxes	(294)	(499)	159
Net change in Accumulated other comprehensive income (loss)	$1,370	$4,765	$(13,400)
Balance, end of year	$(10,162)	$(11,532)	$(15,895)
Total Citibank stockholder’s equity	$127,090	$116,599	$81,358
Noncontrolling interest
Balance, beginning of period	$1,294	$1,082	$1,266
Initial origination of a noncontrolling interest	(73)	284	—
Transactions between the noncontrolling interest and the related consolidating subsidiary	—	(130)	—
Transactions between Citibank and the noncontrolling interest shareholder	(1)	—	—
Net income attributable to noncontrolling interest shareholders	35	74	101
Dividends paid to noncontrolling interest shareholders	(40)	(17)	(120)
Accumulated other comprehensive income—Net change in unrealized gains and losses on investment securities, net of tax	1	5	3
Accumulated other comprehensive income—Net change in FX translation adjustment, net of tax	(27)	23	(173)
All other	(319)	(27)	5
Net change in noncontrolling interest	$(424)	$212	$(184)
Balance, end of period	$870	$1,294	$1,082
Total equity	$127,960	$117,893	$82,440
Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interest	$7,939	$(2,720)	$(6,114)
Net change in Accumulated other comprehensive income (loss)	1,344	4,793	(13,570)
Total comprehensive income (loss)	$9,283	$2,073	$(19,684)
Comprehensive income (loss) attributable to the noncontrolling interest	9	102	(69)
Comprehensive income attributable to Citibank	$9,274	$1,971	$(19,615)

(1)	Represents the accounting for the transfers of assets and liabilities between Citibank, N.A. and other affiliates under the common control of Citigroup.
(2)	The adjustment to the opening balance for Retained earnings in 2010 represents the cumulative effect of initially adopting ASC 810, Consolidation (SFAS 167) and ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives. See Note 1 to the Consolidated Financial Statements.
(3)	The adjustment to the opening balances for Retained earnings and Accumulated other comprehensive income (loss) in 2009 represents the cumulative effect of initially adopting ASC 320-10-35-34 (FSP FAS 115-2 and FAS 124-2). See Note 1 to the Consolidated Financial Statements.
(4)	Dividends in 2010 represent a reversal of dividends accrued on forfeitures of previously issued but unvested employee stock awards related to employees who have left Citigroup.

31. SUBSEQUENT EVENTS

       On February 1, 2011, Citi acquired 100% of the share capital of Maltby Acquisitions Limited (“Maltby”), the holding company that controls EMI Group Ltd. after Maltby's parent defaulted on its loan from Citi. The acquisition will result in a significant decrease in Citi’s corporate non-accrual loans. Citi’s investment in Maltby will be reported on its Consolidated Balance Sheet within Investments as non-marketable equity securities carried at fair value. The acquisition will not result in a significant income statement impact for Citi in the first quarter of 2011.

32. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS SCHEDULES

These condensed Consolidating Financial Statements schedules are presented for purposes of additional analysis, but should be considered in relation to the Consolidated Financial Statements of Citigroup taken as a whole.

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

Other Citigroup Subsidiaries
Includes all other subsidiaries of Citigroup, intercompany eliminations, and income (loss) from discontinued operations.

Consolidating Adjustments
Includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries, investment in subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Statements of Income

	Year ended December 31, 2010
						Other
						Citigroup
						subsidiaries,
						eliminations
						and income
	Citigroup					from
	parent					discontinued	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	operations	adjustments	consolidated
Revenues
Dividends from subsidiaries	$14,448	$—	$—	$—	$—	$—	$(14,448)	$—

Interest revenue	269	6,213	8	5,097	5,860	67,166	(5,097)	79,516
Interest revenue—intercompany	2,968	2,167	2,990	81	385	(8,510)	(81)	—
Interest expense	8,601	2,145	2,356	79	274	11,488	(79)	24,864
Interest expense—intercompany	(873)	3,134	260	1,929	1,364	(3,885)	(1,929)	—
Net interest revenue	$(4,491)	$3,101	$382	$3,170	$4,607	$51,053	$(3,170)	$54,652
Commissions and fees	$—	$4,677	$—	$45	$136	$8,845	$(45)	$13,658
Commissions and fees—intercompany	—	108	—	140	159	(267)	(140)	—
Principal transactions	(270)	7,207	(136)	—	8	708	—	7,517
Principal transactions—intercompany	(6)	(4,056)	(12)	—	(122)	4,196	—	—
Other income	(1,246)	838	212	493	664	10,306	(493)	10,774
Other income—intercompany	1,552	44	(90)	(2)	73	(1,579)	2	—
Total non-interest revenues	$30	$8,818	$(26)	$676	$918	$22,209	$(676)	$31,949
Total revenues, net of interest expense	$9,987	$11,919	$356	$3,846	$5,525	$73,262	$(18,294)	$86,601
Provisions for credit losses and for benefits
and claims	$—	$17	$—	$2,306	$2,516	$23,509	$(2,306)	$26,042
Expenses
Compensation and benefits	$136	$5,457	$—	$518	$704	$18,133	$(518)	$24,430
Compensation and benefits—intercompany	6	214	—	126	126	(346)	(126)	—
Other expense	413	2,943	2	3,374	518	19,069	(3,374)	22,945
Other expense—intercompany	323	478	9	555	593	(1,403)	(555)	—
Total operating expenses	$878	$9,092	$11	$4,573	$1,941	$35,453	$(4,573)	$47,375
Income (loss) before taxes and equity in
undistributed income of subsidiaries	$9,109	$2,810	$345	$(3,033)	$1,068	$14,300	$(11,415)	$13,184
Provision (benefit) for income taxes	(2,480)	860	167	(927)	367	3,319	927	2,233
Equity in undistributed income of subsidiaries	(987)	—	—	—	—	—	987	—
Income (loss) from continuing operations	$10,602	$1,950	$178	$(2,106)	$701	$10,981	$(11,355)	$10,951
Income (loss) from discontinued operations,
net of taxes	—	—	—	—	—	(68)	—	(68)
Net income (loss) before attribution of
noncontrolling interests	$10,602	$1,950	$178	$(2,106)	$701	$10,913	$(11,355)	$10,883
Net income (loss) attributable to
noncontrolling interests	—	53	—	—	—	228	—	281
Net income (loss) after attribution of noncontrolling interests	$10,602	$1,897	$178	$(2,106)	$701	$10,685	$(11,355)	$10,602

Condensed Consolidating Statements of Income

	Year ended December 31, 2009
						Other
						Citigroup
						subsidiaries,
						eliminations
						and income
	Citigroup					from
	parent					discontinued	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	operations	adjustments	consolidated
Revenues
Dividends from subsidiaries	$1,049	$—	$—	$—	$—	$—	$(1,049)	$—

Interest revenue	299	7,447	1	6,150	7,049	61,839	(6,150)	76,635
Interest revenue—intercompany	2,387	2,806	4,132	69	421	(9,746)	(69)	—
Interest expense	9,354	2,585	1,911	86	376	13,495	(86)	27,721
Interest expense—intercompany	(758)	2,390	823	2,243	1,572	(4,027)	(2,243)	—
Net interest revenue	$(5,910)	$5,278	$1,399	$3,890	$5,522	$42,625	$(3,890)	$48,914
Commissions and fees	$—	$5,945	$—	$51	$128	$9,412	$(51)	$15,485
Commissions and fees—intercompany	—	741	(6)	134	152	(887)	(134)	—
Principal transactions	359	(267)	(1,905)	—	2	7,879	—	6,068
Principal transactions—intercompany	(649)	3,605	224	—	(109)	(3,071)	—	—
Other income	(3,731)	13,586	38	428	584	(659)	(428)	9,818
Other income—intercompany	(3,663)	(21)	(47)	2	44	3,687	(2)	—
Total non-interest revenues	$(7,684)	$23,589	$(1,696)	$615	$801	$16,361	$(615)	$31,371
Total revenues, net of interest expense	$(12,545)	$28,867	$(297)	$4,505	$6,323	$58,986	$(5,554)	$80,285
Provisions for credit losses and for benefits
and claims	$—	$129	$—	$3,894	$4,354	$35,779	$(3,894)	$40,262
Expenses
Compensation and benefits	$101	$6,389	$—	$523	$686	$17,811	$(523)	$24,987
Compensation and benefits—intercompany	7	470	—	141	141	(618)	(141)	—
Other expense	791	2,739	2	578	735	18,568	(578)	22,835
Other expense—intercompany	782	637	4	526	573	(1,996)	(526)	—
Total operating expenses	$1,681	$10,235	$6	$1,768	$2,135	$33,765	$(1,768)	$47,822
Income (loss) before taxes and equity in
undistributed income of subsidiaries	$(14,226)	$18,503	$(303)	$(1,157)	$(166)	$(10,558)	$108	$(7,799)
Provision (benefit) for income taxes	(7,298)	6,852	(146)	(473)	(131)	(6,010)	473	(6,733)
Equity in undistributed income of subsidiaries	5,322	—	—	—	—	—	(5,322)	—
Income (loss) from continuing operations	$(1,606)	$11,651	$(157)	$(684)	$(35)	$(4,548)	$(5,687)	$(1,066)
Income (loss) from discontinued operations,
net of taxes	—	—	—	—	—	(445)	—	(445)
Net income (loss) before attribution of
noncontrolling interests	$(1,606)	$11,651	$(157)	$(684)	$(35)	$(4,993)	$(5,687)	$(1,511)
Net income (loss) attributable to
noncontrolling interests	—	(18)	—	—	—	113	—	95
Net income (loss) after attribution of noncontrolling interests	$(1,606)	$11,669	$(157)	$(684)	$(35)	$(5,106)	$(5,687)	$(1,606)

Condensed Consolidating Statements of Income

	Year ended December 31, 2008
						Other
						Citigroup
						subsidiaries,
						eliminations
						and income
	Citigroup					from
	parent					discontinued	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	operations	adjustments	consolidated
Revenues
Dividends from subsidiaries	$1,788	$—	$—	$—	$—	$—	$(1,788)	$—

Interest revenue	758	18,569	3	7,218	8,261	78,908	(7,218)	106,499
Interest revenue—intercompany	4,822	2,109	5,156	67	575	(12,662)	(67)	—
Interest expense	9,455	11,607	3,294	141	608	27,786	(141)	52,750
Interest expense—intercompany	(306)	5,014	290	2,435	2,202	(7,200)	(2,435)	—
Net interest revenue	$(3,569)	$4,057	$1,575	$4,709	$6,026	$45,660	$(4,709)	$53,749
Commissions and fees	$(1)	$7,361	$—	$87	$182	$5,313	$(87)	$12,855
Commissions and fees—intercompany	—	521	—	37	52	(573)	(37)	—
Principal transactions	(159)	(22,175)	5,261	—	(6)	(6,810)	—	(23,889)
Principal transactions—intercompany	962	479	(4,070)	—	180	2,449	—	—
Other income	(6,253)	2,896	(174)	389	344	12,071	(389)	8,884
Other income—intercompany	6,521	2,635	187	27	69	(9,412)	(27)	—
Total non-interest revenues	$1,070	$(8,283)	$1,204	$540	$821	$3,038	$(540)	$(2,150)
Total revenues, net of interest expense	$(711)	$(4,226)	$2,779	$5,249	$6,847	$48,698	$(7,037)	$51,599
Provisions for credit losses and for benefits
and claims	$—	$381	$—	$4,638	$5,020	$29,313	$(4,638)	$34,714
Expenses
Compensation and benefits	$(150)	$9,651	$—	$667	$906	$20,689	$(667)	$31,096
Compensation and benefits—intercompany	9	912	—	188	189	(1,110)	(188)	—
Other expense	219	4,206	3	663	1,260	32,456	(663)	38,144
Other expense—intercompany	594	1,828	51	451	498	(2,971)	(451)	—
Total operating expenses	$672	$16,597	$54	$1,969	$2,853	$49,064	$(1,969)	$69,240
Income (loss) before taxes and equity in
undistributed income of subsidiaries	$(1,383)	$(21,204)	$2,725	$(1,358)	$(1,026)	$(29,679)	$(430)	$(52,355)
Provision (benefit) for income taxes	(2,223)	(8,463)	953	(526)	(310)	(10,283)	526	(20,326)
Equity in undistributed income of subsidiaries	(29,122)	—	—	—	—	—	29,122	—
Income (loss) from continuing operations	$(28,282)	$(12,741)	$1,772	$(832)	$(716)	$(19,396)	$28,166	$(32,029)
Income from discontinued operations,
net of taxes	598	—	—	—	—	3,404	—	4,002
Net income (loss) before attribution of
noncontrolling interests	$(27,684)	$(12,741)	$1,772	$(832)	$(716)	$(15,992)	$28,166	$(28,027)
Net income (loss) attributable to
noncontrolling interests	—	(9)	—	—	—	(334)	—	(343)
Net income (loss) after attribution of noncontrolling interests	$(27,684)	$(12,732)	$1,772	$(832)	$(716)	$(15,658)	$28,166	$(27,684)

Condensed Consolidating Balance Sheet

	December 31, 2010
						Other
						Citigroup
	Citigroup					subsidiaries
	parent					and	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	eliminations	adjustments	consolidated
Assets
Cash and due from banks	$—	$2,553	$—	$170	$221	$25,198	$(170)	$27,972
Cash and due from banks—intercompany	11	2,667	—	153	177	(2,855)	(153)	—
Federal funds sold and resale agreements	—	191,963	—	—	—	54,754	—	246,717
Federal funds sold and resale agreements—
intercompany	—	14,530	—	—	—	(14,530)	—	—
Trading account assets	15	135,224	60	—	9	181,964	—	317,272
Trading account assets—intercompany	55	11,195	426	—	—	(11,676)	—	—
Investments	21,982	263	—	2,008	2,093	293,826	(2,008)	318,164
Loans, net of unearned income	—	216	—	32,948	37,803	610,775	(32,948)	648,794
Loans, net of unearned income—intercompany	—	—	95,507	3,723	6,517	(102,024)	(3,723)	—
Allowance for loan losses	—	(46)	—	(3,181)	(3,467)	(37,142)	3,181	(40,655)
Total loans, net	$—	$170	$95,507	$33,490	$40,853	$471,609	$(33,490)	$608,139
Advances to subsidiaries	133,320	—	—	—	—	(133,320)	—	—
Investments in subsidiaries	205,043	—	—	—	—	—	(205,043)	—
Other assets	19,572	66,467	561	4,318	8,311	300,727	(4,318)	395,638
Other assets—intercompany	10,609	46,856	2,549	—	1,917	(61,931)	—	—
Total assets	$390,607	$471,888	$99,103	$40,139	$53,581	$1,103,766	$(245,182)	$1,913,902
Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$844,968	$—	$844,968
Federal funds purchased and securities
loaned or sold	—	156,312	—	—	—	33,246	—	189,558
Federal funds purchased and securities
loaned or sold—intercompany	185	7,537	—	—	—	(7,722)	—	—
Trading account liabilities	—	75,454	45	—	—	53,555	—	129,054
Trading account liabilities—intercompany	55	10,265	88	—	—	(10,408)	—	—
Short-term borrowings	16	2,296	11,024	750	1,491	63,963	(750)	78,790
Short-term borrowings—intercompany	—	66,838	33,941	4,208	2,797	(103,576)	(4,208)	—
Long-term debt	191,944	9,566	50,629	3,396	6,603	122,441	(3,396)	381,183
Long-term debt—intercompany	389	60,088	1,705	26,339	33,224	(95,406)	(26,339)	—
Advances from subsidiaries	22,698	—	—	—	—	(22,698)	—	—
Other liabilities	5,841	58,056	175	1,922	3,104	57,384	(1,922)	124,560
Other liabilities—intercompany	6,011	9,883	277	668	295	(16,466)	(668)	—
Total liabilities	$227,139	$456,295	$97,884	$37,283	$47,514	$919,281	$(37,283)	$1,748,113
Citigroup stockholders’ equity	$163,468	$15,178	$1,219	$2,856	$6,067	$182,579	$(207,899)	$163,468
Noncontrolling interests	—	415	—	—	—	1,906	—	2,321
Total equity	$163,468	$15,593	$1,219	$2,856	$6,067	$184,485	$(207,899)	$165,789
Total liabilities and equity	$390,607	$471,888	$99,103	$40,139	$53,581	$1,103,766	$(245,182)	$1,913,902

Condensed Consolidating Balance Sheet

	December 31, 2009
						Other
						Citigroup
	Citigroup					subsidiaries
	parent					and	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	eliminations	adjustments	consolidated
Assets
Cash and due from banks	$—	$1,801	$—	$198	$297	$23,374	$(198)	$25,472
Cash and due from banks—intercompany	5	3,146	1	145	168	(3,320)	(145)	—
Federal funds sold and resale agreements	—	199,760	—	—	—	22,262	—	222,022
Federal funds sold and resale agreements—
intercompany	—	20,626	—	—	—	(20,626)	—	—
Trading account assets	26	140,777	71	—	17	201,882	—	342,773
Trading account assets—intercompany	196	6,812	788	—	—	(7,796)	—	—
Investments	13,318	237	—	2,293	2,506	290,058	(2,293)	306,119
Loans, net of unearned income	—	248	—	42,739	48,821	542,435	(42,739)	591,504
Loans, net of unearned income—intercompany	—	—	129,317	3,387	7,261	(136,578)	(3,387)	—
Allowance for loan losses	—	(83)	—	(3,680)	(4,056)	(31,894)	3,680	(36,033)
Total loans, net	$—	$165	$129,317	$42,446	$52,026	$373,963	$(42,446)	$555,471
Advances to subsidiaries	144,497	—	—	—	—	(144,497)	—	—
Investments in subsidiaries	210,895	—	—	—	—	—	(210,895)	—
Other assets	14,196	69,907	1,186	6,440	7,317	312,183	(6,440)	404,789
Other assets—intercompany	10,412	38,047	3,168	47	1,383	(53,010)	(47)	—
Total assets	$393,545	$481,278	$134,531	$51,569	$63,714	$994,473	$(262,464)	$1,856,646
Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$835,903	$—	$835,903
Federal funds purchased and securities loaned or sold	—	124,522	—	—	—	29,759	—	154,281
Federal funds purchased and securities loaned
or sold—intercompany	185	18,721	—	—	—	(18,906)	—	—
Trading account liabilities	—	82,905	115	—	—	54,492	—	137,512
Trading account liabilities—intercompany	198	7,495	1,082	—	—	(8,775)	—	—
Short-term borrowings	1,177	4,593	10,136	—	379	52,594	—	68,879
Short-term borrowings—intercompany	—	69,306	62,336	3,304	33,818	(165,460)	(3,304)	—
Long-term debt	197,804	13,422	55,499	2,893	7,542	89,752	(2,893)	364,019
Long-term debt—intercompany	367	62,050	1,039	37,600	14,278	(77,734)	(37,600)	—
Advances from subsidiaries	30,275	—	—	—	—	(30,275)	—	—
Other liabilities	5,985	70,477	585	1,772	1,742	62,290	(1,772)	141,079
Other liabilities—intercompany	4,854	7,911	198	1,080	386	(13,349)	(1,080)	—
Total liabilities	$240,845	$461,402	$130,990	$46,649	$58,145	$810,291	$(46,649)	$1,701,673
Citigroup stockholders’ equity	152,700	19,448	3,541	4,920	5,569	182,337	(215,815)	152,700
Noncontrolling interests	—	428	—	—	—	1,845	—	2,273
Total equity	$152,700	$19,876	$3,541	$4,920	$5,569	$184,182	$(215,815)	$154,973
Total liabilities and equity	$393,545	$481,278	$134,531	$51,569	$63,714	$994,473	$(262,464)	$1,856,646

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2010
						Other
						Citigroup
	Citigroup					subsidiaries
	parent					and	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	eliminations	adjustments	consolidated
Net cash provided by (used in) operating
activities of continuing operations	$8,756	$28,432	$326	$3,084	$3,767	$(5,595)	$(3,084)	$35,686
Cash flows from investing activities of continuing operations
Change in loans	$—	$27	$34,004	$3,098	$3,935	$22,764	$(3,098)	$60,730
Proceeds from sales and securitizations of loans	—	103	—	1,865	1,898	7,917	(1,865)	9,918
Purchases of investments	(31,346)	(11)	—	(518)	(521)	(374,168)	518	(406,046)
Proceeds from sales of investments	6,029	27	—	557	669	176,963	(557)	183,688
Proceeds from maturities of investments	16,834	—	—	356	365	172,615	(356)	189,814
Changes in investments and advances—intercompany	13,363	3,503	—	(336)	744	(17,610)	336	—
Business acquisitions	(20)	—	—	—	—	20	—	—
Other investing activities	—	(14,746)	—	(22)	(22)	20,001	22	5,233
Net cash provided by (used in) investing activities of continuing operations	$4,860	$(11,097)	$34,004	$5,000	$7,068	$8,502	$(5,000)	$43,337
Cash flows from financing activities of continuing operations
Dividends paid	$(9)	$—	$—	$—	$—	$—	$—	$(9)
Dividends paid—intercompany	—	(7,045)	(1,500)	—	—	8,545	—	—
Treasury stock acquired	(6)	—	—	—	—	—	—	(6)
Proceeds/(repayments) from issuance of
long-term debt—third-party, net	(8,339)	(3,044)	(5,326)	1,503	61	(25,585)	(1,503)	(42,233)
Proceeds/(repayments) from issuance of
long-term debt—intercompany, net	—	(2,208)	—	(11,261)	18,946	(16,738)	11,261	—
Change in deposits	—	—	—	—	—	9,065	—	9,065
Net change in short-term borrowings and other
investment banking and brokerage
borrowings—third-party	11	(2,297)	954	750	1,112	(46,969)	(750)	(47,189)
Net change in short-term borrowings and other
advances—intercompany	(8,211)	(2,468)	(28,459)	904	(31,021)	70,159	(904)	—
Other financing activities	2,944	—	—	—	—	—	—	2,944
Net cash (used in) provided by financing activities of continuing operations	$(13,610)	$(17,062)	$(34,331)	$(8,104)	$(10,902)	$(1,523)	$8,104	$(77,428)
Effect of exchange rate changes on cash and
due from banks	$—	$—	$—	$—	$—	$691	$—	$691
Net cash provided by (used in) discontinued operations	—	—	—	—	—	214	—	214
Net increase (decrease) in cash and due from banks	$6	$273	$(1)	$(20)	$(67)	$2,289	$20	$2,500
Cash and due from banks at beginning of period	5	4,947	1	343	465	20,054	(343)	25,472
Cash and due from banks at end of period	$11	$5,220	$—	$323	$398	$22,343	$(323)	$27,972
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for
Income taxes	$(507)	$246	$348	$(20)	$(5)	$4,225	$20	$4,307
Interest	9,317	5,194	1,014	2,208	1,593	6,091	(2,208)	23,209
Non-cash investing activities
Transfers to repossessed assets	—	222	—	1,274	1,336	1,037	(1,274)	2,595

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2009
						Other
						Citigroup
	Citigroup					subsidiaries
	parent					and	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	eliminations	adjustments	consolidated
Net cash (used in) provided by operating
activities of continuing operations	$(5,318)	$19,442	$1,238	$4,408	$4,852	$(74,824)	$(4,408)	$(54,610)
Cash flows from investing activities of continuing operations
Change in loans	$—	$—	$5,759	$1,024	$1,191	$(155,601)	$(1,024)	$(148,651)
Proceeds from sales and securitizations of loans	—	176	—	6	—	241,191	(6)	241,367
Purchases of investments	(17,056)	(13)	—	(589)	(650)	(263,396)	589	(281,115)
Proceeds from sales of investments	7,092	32	—	520	598	77,673	(520)	85,395
Proceeds from maturities of investments	21,030	—	—	348	459	112,125	(348)	133,614
Changes in investments and advances—intercompany	(22,371)	—	—	(165)	3,657	18,714	165	—
Business acquisitions	384	—	—	—	—	(384)	—	—
Other investing activities	—	6,259	—	—	—	299	—	6,558
Net cash (used in) provided by investing activities of continuing operations	$(10,921)	$6,454	$5,759	$1,144	$5,255	$30,621	$(1,144)	$37,168
Cash flows from financing activities of continuing operations
Dividends paid	$(3,237)	$—	$—	$—	$—	$—	$—	$(3,237)
Dividends paid—intercompany	(121)	(1,000)	—	—	—	1,121	—	—
Issuance of common stock	17,514	—	—	—	—	—	—	17,514
Treasury stock acquired	(3)	—	—	—	—	—	—	(3)
Proceeds/(repayments) from issuance of long-term debt—third-party, net	(9,591)	(2,788)	18,090	679	(791)	(18,575)	(679)	(13,655)
Proceeds/(repayments) from issuance of long-term debt—intercompany, net	—	1,550	—	(3,122)	(3,377)	1,827	3,122	—
Change in deposits	—	—	—	—	—	61,718	—	61,718
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	(1,339)	(5,142)	(20,847)	—	(10)	(24,657)	—	(51,995)
Net change in short-term borrowings and other advances—intercompany	10,344	(18,126)	(4,240)	(3,056)	(5,819)	17,841	3,056	—
Other financing activities	2,664	—	—	—	(41)	41	—	2,664
Net cash provided by (used in) financing activities of continuing operations	$16,231	$(25,506)	$(6,997)	$(5,499)	$(10,038)	$39,316	$5,499	$13,006
Effect of exchange rate changes on
cash and due from banks	$—	$—	$—	$—	$—	$632	$—	$632
Net cash provided by (used in) discontinued operations	—	—	—	—	—	23	—	23
Net (decrease) increase in cash and due from banks	$(8)	$390	$—	$53	$69	$(4,232)	$(53)	$(3,781)
Cash and due from banks at beginning of period	13	4,557	1	290	396	24,286	(290)	29,253
Cash and due from banks at end of period	$5	$4,947	$1	$343	$465	$20,054	$(343)	$25,472
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for
Income taxes	$412	$(663)	$101	$(12)	$(137)	$(2)	$12	$(289)
Interest	8,891	7,311	2,898	3,046	530	8,759	(3,046)	28,389
Non-cash investing activities
Transfers to repossessed assets	—	—	—	1,642	1,704	1,176	(1,642)	2,880

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2008
						Other
						Citigroup
	Citigroup					subsidiaries
	parent					and	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	eliminations	adjustments	consolidated
Net cash provided by (used in) operating activities of continuing operations	$5,600	$(21,162)	$(1,028)	$4,591	$4,677	$109,599	$(4,591)	$97,686
Cash flows from investing activities of continuing operations
Change in loans	$—	$91	$(26,363)	$(3,177)	$(1,118)	$(243,131)	$3,177	$(270,521)
Proceeds from sales and securitizations of loans	—	98	—	—	—	313,710	—	313,808
Purchases of investments	(188,901)	(47)	—	(1,065)	(1,338)	(154,050)	1,065	(344,336)
Proceeds from sales of investments	38,020	—	—	309	649	54,997	(309)	93,666
Proceeds from maturities of investments	137,005	—	3	670	774	71,530	(670)	209,312
Changes in investments and advances—intercompany	(83,055)	—	—	(1,062)	1,496	81,559	1,062	—
Business acquisitions	—	(181)	—	—	—	181	—	—
Other investing activities	—	(17,142)	—	—	—	(63,637)	—	(80,779)
Net cash (used in) provided by investing activities of continuing operations	$(96,931)	$(17,181)	$(26,360)	$(4,325)	$463	$61,159	$4,325	$(78,850)
Cash flows from financing activities of continuing operations
Dividends paid	$(7,526)	$—	$—	$—	$—	$—	$—	$(7,526)
Dividends paid—intercompany	(239)	(92)	—	—	—	331	—	—
Issuance of common stock	6,864	—	—	—	—	—	—	6,864
Issuance of preferred stock	70,626	—	—	—	—	—	—	70,626
Treasury stock acquired	(7)	—	—	—	—	—	—	(7)
Proceeds/(repayments) from issuance of long-term debt—third-party, net	15,086	(9,543)	2,496	(960)	(5,345)	(45,181)	960	(42,487)
Proceeds/(repayments) from issuance of long-term debt—intercompany, net	—	26,264	—	(956)	(2,183)	(24,081)	956	—
Change in deposits	—	—	—	—	—	(37,811)	—	(37,811)
Net change in short-term borrowings and other investment banking and brokerage borrowings —third-party	(3,197)	(6,997)	(10,100)	—	(112)	6,610	—	(13,796)
Net change in short-term borrowings and other advances—intercompany	10,118	27,971	34,991	1,619	2,456	(75,536)	(1,619)	—
Other financing activities	(400)	—	—	—	—	—	—	(400)
Net cash provided by (used in) financing activities of continuing operations	$91,325	$37,603	$27,387	$(297)	$(5,184)	$(175,668)	$297	$(24,537)
Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$(2,948)	$—	$(2,948)
Net cash (used in) provided by discontinued operations	—	—	—	$—	—	(304)	$—	(304)
Net (decrease) increase in cash and due from banks	$(6)	$(740)	$(1)	$(31)	$(44)	$(8,162)	$31	$(8,953)
Cash and due from banks at beginning of period	19	5,297	2	321	440	32,448	(321)	38,206
Cash and due from banks at end of period	$13	$4,557	$1	$290	$396	$24,286	$(290)	$29,253
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for
Income taxes	$440	$(2,742)	$350	$228	$287	$4,835	$(228)	$3,170
Interest	9,341	16,990	3,761	2,677	502	25,084	(2,677)	55,678
Non-cash investing activities
Transfers to repossessed assets	—	—	—	1,571	1,621	1,818	(1,571)	3,439

33. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2010				2009			(1)
In millions of dollars, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues, net of interest expense	$18,371	$20,738	$22,071	$25,421	$5,405	$20,390	$29,969	$24,521
Operating expenses	12,471	11,520	11,866	11,518	12,314	11,824	11,999	11,685
Provisions for credit losses and for benefits and claims	4,840	5,919	6,665	8,618	8,184	9,095	12,676	10,307
Income (loss) from continuing operations before income taxes	$1,060	$3,299	$3,540	$5,285	$(15,093)	$(529)	$5,294	$2,529
Income taxes (benefits)	(313)	698	812	1,036	(7,353)	(1,122)	907	835
Income (loss) from continuing operations	$1,373	$2,601	$2,728	$4,249	$(7,740)	$593	$4,387	$1,694
Income (loss) from discontinued operations, net of taxes	98	(374)	(3)	211	232	(418)	(142)	(117)
Net income (loss) before attribution of noncontrolling interests	$1,471	$2,227	$2,725	$4,460	$(7,508)	$175	$4,245	$1,577
Net income (loss) attributable to noncontrolling interests	$162	$59	$28	$32	$71	$74	$(34)	$(16)
Citigroup’s net income (loss)	$1,309	$2,168	$2,697	$4,428	$(7,579)	$101	$4,279	$1,593
Earnings per share (2) (3)
Basic
Income (loss) from continuing operations	$0.04	$0.09	$0.09	$0.15	$(0.34)	$(0.23)	$0.51	$(0.16)
Net income (loss)	0.04	0.07	0.09	0.15	(0.33)	(0.27)	0.49	(0.18)
Diluted
Income (loss) from continuing operations	0.04	0.08	0.09	0.14	(0.34)	(0.23)	0.51	(0.16)
Net income (loss)	0.04	0.07	0.09	0.15	(0.33)	(0.27)	0.49	(0.18)
Common stock price per share
High	$4.81	$4.30	$4.97	$4.31	$5.00	$5.23	$4.02	$7.46
Low	3.95	3.66	3.63	3.15	3.20	2.59	2.68	1.02
Close	4.73	3.91	3.76	4.05	3.31	4.84	2.97	2.53
Dividends per share of common stock	—	—	—	—	—	—	—	0.01

This Note to the Consolidated Financial Statements is unaudited due to the Company’s individual quarterly results not being subject to an audit.

(1)	The revenue and (after-tax impact) of the Company’s correction of a CVA error in prior periods, which reduced revenues and net income in the fourth quarter of 2009 by $840 million ($518 million), respectively, related to the quarters in 2009 as follows: $198 million ($122 million), $115 million ($71 million) and $197 million ($121 million) for the first, second and third quarters of 2009, respectively. See also Note 1 to the Consolidated Financial Statements. The impact of this CVA error was determined not to be material to the Company’s results of operations and financial position for any previously reported period. Consequently, in the accompanying selected quarterly financial data, the cumulative effect through September 30, 2009 is recorded in the fourth quarter of 2009.
(2)	Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.
(3)	Diluted shares are equal to basic shares for the first, third and fourth quarter of 2009 due to the net loss available to common shareholders. Adding additional shares to the denominator would result in anti-dilution.

[End of Consolidated Financial Statements and Notes to Consolidated Financial Statements]

FINANCIAL DATA SUPPLEMENT (Unaudited)

RATIOS

	2010	2009	2008
Citigroup’s net income (loss) to average assets	0.53%	(0.08)%	(1.28)%
Return on common stockholders’ equity (1)	6.8	(9.4)	(28.8)
Return on total stockholders’ equity (2)	6.8	(1.1)	(20.9)
Total average equity to average assets	7.8	7.64	6.12
Dividends payout ratio (3)	NM	NM	NM

(1)	Based on Citigroup’s net income less preferred stock dividends as a percentage of average common stockholders’ equity.
(2)	Based on Citigroup’s net income as a percentage of average total Citigroup stockholders’ equity.
(3)	Dividends declared per common share as a percentage of net income per diluted share.

NM Not Meaningful

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S. (1)

	2010		2009		2008
	Average	Average	Average	Average	Average	Average
In millions of dollars at year end	interest rate	balance	interest rate	balance	interest rate	balance
Banks	0.83%	$63,637	1.11%	$58,046	3.25%	$60,315
Other demand deposits	0.75	210,465	0.66	187,478	1.85	212,781
Other time and savings deposits (2)	1.54	258,999	1.85	237,653	3.53	243,305
Total	1.14%	$533,101	1.30%	$483,177	2.81%	$516,401

(1)	Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries. See Note 22 to the Consolidated Financial Statements.
(2)	Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS
($100,000 OR MORE) IN U.S. OFFICES

In millions of dollars	Under 3	Over 3 to 6	Over 6 to 12	Over 12
at December 31, 2010	months	months	months	months
Certificates of deposit	$7,805	$3,467	$3,118	$2,266
Other time deposits	$995	$54	$190	$1,438

SUPERVISION AND REGULATION

Citigroup is subject to regulation under U.S. federal and state laws, as well as applicable laws in the other jurisdictions in which it does business.

General
As a registered bank holding company and financial holding company, Citigroup is regulated and supervised by the Board of Governors of the Federal Reserve System (FRB). Citigroup’s nationally chartered subsidiary banks, including Citibank, N.A., are regulated and supervised by the Office of the Comptroller of the Currency (OCC), its federal savings associations by the Office of Thrift Supervision, and its state-chartered depository institutions by state banking departments and the Federal Deposit Insurance Corporation (FDIC). The FDIC also has back-up enforcement authority for banking subsidiaries whose deposits it insures. Overseas branches of Citibank are regulated and supervised by the FRB and OCC and overseas subsidiary banks by the FRB. Such overseas branches and subsidiary banks are also regulated and supervised by regulatory authorities in the host countries.
     A U.S. financial holding company and the companies under its control are permitted to engage in a broader range of activities in the U.S. and abroad than permitted for bank holding companies and their subsidiaries. Unless otherwise limited by the FRB, financial holding companies generally can engage, directly or indirectly in the U.S. and abroad, in financial activities, either de novo or by acquisition, by providing after-the-fact notice to the FRB. These financial activities include underwriting and dealing in securities, insurance underwriting and brokerage, and making investments in non-financial companies for a limited period of time, as long as Citi does not manage the non-financial company’s day-to-day activities, and its banking subsidiaries engage only in permitted cross-marketing with the non-financial company. If Citigroup ceases to qualify as a financial holding company, it could be barred from new financial activities or acquisitions, and have to discontinue the broader range of activities permitted to financial holding companies.
     Citi is permitted to acquire U.S. depository institutions, including out-of-state banks, subject to certain restrictions and the prior approval of federal banking regulators. In addition, intrastate bank mergers are permitted and banks in states that do not prohibit out-of-state mergers may merge. A national or state bank can also establish a new branch in another state if permitted by the other state, and a federal savings association can generally open new branches in any state. However, all bank holding companies, including Citigroup, must obtain the prior approval of the FRB before acquiring more than 5% of any class of voting stock of a U.S. depository institution or bank holding company. The FRB must also approve certain additional capital contributions to an existing non-U.S. investment and certain acquisitions by Citigroup of an interest in a non-U.S. company, including in a foreign bank, as well as the establishment by Citibank of foreign branches in certain circumstances.
     For more information on U.S. and foreign regulation affecting Citigroup and its subsidiaries, see “Risk Factors” above.

Changes in Regulation
Proposals to change the laws and regulations affecting the banking and financial services industries are frequently introduced in Congress, before regulatory bodies and abroad that may affect the operating environment of Citigroup and its subsidiaries in substantial and unpredictable ways. This has been particularly true as a result of the recent financial crisis. Citigroup cannot determine whether any such proposals will be enacted and, if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of Citigroup or its subsidiaries. For additional information regarding recently enacted and proposed legislative and regulatory initiatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – 2011 Business Outlook,” “Capital Resources and Liquidity” and “Risk Factors” above.

Other Bank and Bank Holding Company Regulation
Citigroup and its banking subsidiaries are subject to other regulatory limitations, including requirements for banks to maintain reserves against deposits, requirements as to risk-based capital and leverage (see “Capital Resources and Liquidity” above and Note 20 to the Consolidated Financial Statements), restrictions on the types and amounts of loans that may be made and the interest that may be charged, and limitations on investments that can be made and services that can be offered. The FRB may also expect Citigroup to commit resources to its subsidiary banks in certain circumstances. Citigroup is also subject to anti-money laundering and financial transparency laws, including standards for verifying client identification at account opening and obligations to monitor client transactions and report suspicious activities.

Securities and Commodities Regulation
Citigroup conducts securities underwriting, brokerage and dealing activities in the U.S. through Citigroup Global Markets Inc., its primary broker-dealer, and other broker-dealer subsidiaries, which are subject to regulations of the SEC, the Financial Industry Regulatory Authority and certain exchanges, among others. Citigroup conducts similar securities activities outside the U.S., subject to local requirements, through various subsidiaries and affiliates, principally Citigroup Global Markets Limited in London, which is regulated principally by the U.K. Financial Services Authority, and Citigroup Global Markets Japan Inc. in Tokyo, which is regulated principally by the Financial Services Agency of Japan.
     Citigroup also has subsidiaries that are members of futures exchanges and are registered accordingly. In the U.S., CGMI is a member of the principal U.S. futures exchanges, and Citigroup has subsidiaries that are registered as futures commission merchants and commodity pool operators with the Commodity Futures Trading Commission (CTFC).
     CGMI is also subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CTFC, which specify uniform minimum net capital requirements. Compliance with these rules could limit those operations of CGMI that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. See also “Capital Resources—Broker-Dealer Subsidiaries” and Note 20 to the Consolidated Financial Statements for a further discussion of capital considerations of Citigroup’s non-banking subsidiaries.

Dividends
Citigroup is currently subject to restrictions on its ability to pay common stock dividends. See “Risk Factors” above. For information on the ability of Citigroup’s subsidiary depository institutions and non-bank subsidiaries to pay dividends, see “Capital Resources—Capital Resources of Citigroup’s Depository Institutions” and Note 20 to the Consolidated Financial Statements above.

Transactions with Affiliates
The types and amounts of transactions between Citigroup’s U.S. subsidiary depository institutions and their non-bank affiliates are regulated by the FRB, and are generally required to be on arm’s-length terms. See also “Funding and Liquidity—Liquidity Transfer Between Entities” above.

Insolvency of an Insured U.S. Subsidiary Depository Institution
If the FDIC is appointed the conservator or receiver of an FDIC-insured U.S. subsidiary depository institution such as Citibank, N.A., upon its insolvency or certain other events, the FDIC has the ability to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors, enforce the terms of the depository institution’s contracts pursuant to their terms or repudiate or disaffirm contracts or leases to which the depository institution is a party.
     Additionally, the claims of holders of deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded priority over other general unsecured claims against such an institution, including claims of debt holders of the institution and depositors in non-U.S. offices, in the liquidation or other resolution of such an institution by any receiver. As a result, such persons would be treated differently from and could receive, if anything, substantially less than the depositors in U.S. offices of the depository institution.
     An FDIC-insured financial institution that is affiliated with a failed FDIC-insured institution may have to indemnify the FDIC for losses resulting from the insolvency of the failed institution. Such an FDIC indemnity claim is generally superior in right of payment to claims of the holding company and its affiliates and depositors against such depository institution.

Privacy and Data Security
Citigroup is subject to many U.S., state and international laws and regulations relating to policies and procedures designed to protect the non-public information of its consumers. Citigroup must periodically disclose its privacy policy to consumers and must permit consumers to opt out of Citigroup’s ability to use such information to market to affiliates and third-party non-affiliates under certain circumstances. See also “Risk Factors” and “Operational Risk—Information Security and Continuity of Business” above.

CUSTOMERS
In Citigroup’s judgment, no material part of Citigroup’s business depends upon a single customer or group of customers, the loss of which would have a materially adverse effect on Citi, and no one customer or group of affiliated customers accounts for at least 10% of Citigroup’s consolidated revenues.

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
     Citigroup competes for clients and capital (including deposits and funding in the short- and long-term debt markets) with some of these competitors globally and with others on a regional or product basis. Citigroup’s competitive position depends on many factors, including the value of Citi’s brand name, reputation, the types of clients and geographies served, the quality, range, performance, innovation and pricing of products and services, the effectiveness of and access to distribution channels, technology advances, customer service and convenience, effectiveness of transaction execution, interest rates and lending limits, regulatory constraints and the effectiveness of sales promotion efforts. Citigroup’s ability to compete effectively also depends upon its ability to attract new employees and retain and motivate existing employees, while managing compensation and other costs. See “Risk Factors” above.
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
     There has been substantial consolidation among companies in the financial services industry, particularly as a result of the recent financial crisis, through mergers, acquisitions and bankruptcies. This consolidation may produce larger, better capitalized and more geographically diverse competitors able to offer a wider array of products and services at more competitive prices around the world. In certain geographic regions, including “emerging markets,” our competitors may have a stronger local presence, longer operating histories, and more established relationships with clients and regulators.

PROPERTIES
Citigroup’s principal executive offices are located at 399 Park Avenue in New York City. Citigroup, and certain of its subsidiaries, is the largest tenant, and the offices are the subject of a lease. Citigroup also has additional office space in 601 Lexington Avenue in New York City, under a long-term lease. Citibank leases one building and owns a commercial condominium unit in a separate building in Long Island City, New York, and has a long-term lease on a building at 111 Wall Street in New York City, each of which are totally occupied by Citigroup and certain of its subsidiaries.
     Citigroup Global Markets Holdings Inc. leases its principal offices at 388 Greenwich Street in New York City, and also leases the neighboring building at 390 Greenwich Street, both of which are fully occupied by Citigroup and certain of its subsidiaries.
     Citigroup’s principal executive offices in EMEA are located at 25 and 33 Canada Square in London’s Canary Wharf, with both buildings subject to long-term leases. Citigroup is the largest tenant of 25 Canada Square and the sole tenant of 33 Canada Square.
     In Asia, Citigroup’s principal executive offices are in leased premises located at Citibank Tower in Hong Kong. Citigroup has major or full ownership interests in country headquarter locations in Shanghai, Seoul, Kuala Lumpur, Manila, and Mumbai.
     Citigroup’s principal executive offices in Latin America, which also serve as the headquarters of Banamex, are located in Mexico City, in a two-tower complex with six floors each, totaling 257,000 rentable square feet.
     Citigroup also owns or leases over 76.8 million square feet of real estate in 100 countries, comprised of 12,356 properties.

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
LEGAL PROCEEDINGS
For a discussion of Citigroup’s litigation and related matters, see Note 29 to the Consolidated Financial Statements.

UNREGISTERED SALES OF EQUITY; PURCHASES OF
EQUITY SECURITIES; DIVIDENDS

Unregistered Sales of Equity Securities
None.

Share Repurchases
Under its long-standing repurchase program, Citigroup may buy back common shares in the market or otherwise from time to time. This program is used for many purposes, including offsetting dilution from stock-based compensation programs.
     The following table summarizes Citigroup’s share repurchases during 2010:

				Approximate dollar
				value of shares that
			Average	may yet be purchased
	Total shares		price paid	under the plan or
In millions, except per share amounts	purchased	(1)	per share	programs
First quarter 2010
Open market repurchases (1)	—		$—	$6,739
Employee transactions (2)	12.5		3.57	N/A
Total first quarter 2010	12.5		$3.57	$6,739
Second quarter 2010
Open market repurchases (1)	—		$—	$6,739
Employee transactions (2)	121.2		4.93	N/A
Total second quarter 2010	121.2		$4.93	$6,739
Third quarter 2010
Open market repurchases (1)	—		$—	$6,739
Employee transactions (2)	14.3		3.95	N/A
Total third quarter 2010	14.3		$3.95	$6,739
October 2010
Open market repurchases (1)	0.2		$4.01	$6,739
Employee transactions (2)	1.5		4.15	N/A
November 2010
Open market repurchases (1)	—		—	6,739
Employee transactions (2)	1.5		4.18	N/A
December 2010
Open market repurchases (1)	—		—	6,739
Employee transactions (2)	1.5		4.77	N/A
Fourth quarter 2010
Open market repurchases (1)	0.2		$4.01	$6,739
Employee transactions (2)	4.5		4.37	N/A
Total fourth quarter 2010	4.7		4.35	$6,739
Full year 2010
Open market repurchases (1)	0.2		$4.01	$6,739
Employee transactions (2)	152.5		4.71	N/A
Full year 2010	152.7		$4.71	$6,739

(1)	Open market repurchases are transacted under an existing authorized share repurchase plan. Since 2000, the Board of Directors has authorized the repurchase of shares in the aggregate amount of $40 billion under Citi’s existing share repurchase plan.
(2)	Consists of shares added to treasury stock related to activity on employee stock option program exercises, where the employee delivers existing shares to cover the option exercise, or under Citi’s employee restricted or deferred stock program, where shares are withheld to satisfy tax requirements.
N/A Not applicable

     For so long as the U.S. government continues to hold any Citigroup trust preferred securities acquired pursuant to the exchange offers consummated in 2009, Citigroup is prohibited from redeeming or repurchasing any of its equity or trust preferred securities, subject to certain customary exemptions.

Dividends
For a summary of the cash dividends paid on Citi’s outstanding common stock during 2009 and 2010, see Note 33 to the Consolidated Financial Statements. For so long as the U.S. government holds any Citigroup trust preferred securities acquired pursuant to the exchange offers consummated in 2009, Citigroup has agreed not to pay a quarterly common stock dividend exceeding $0.01 per quarter, subject to certain customary exceptions. Further, any dividend on Citi’s outstanding common stock would need to be made in compliance with Citi’s obligations to any remaining outstanding Citigroup preferred stock.

PERFORMANCE GRAPH

Comparison of Five-Year Cumulative Total Return
The following graph and table compare the cumulative total return on Citigroup’s common stock with the cumulative total return of the S&P 500 Index and the S&P Financial Index over the five-year period extending through December 31, 2010. The graph and table assume that $100 was invested on December 31, 2005 in Citigroup’s common stock, the S&P 500 Index and the S&P Financial Index and that all dividends were reinvested.

DECEMBER 31,	CITIGROUP	S&P 500 INDEX	S&P FINANCIAL INDEX
2006	119.55	115.79	119.19
2007	66.10	122.15	96.98
2008	15.88	76.96	43.34
2009	7.85	97.33	50.80
2010	11.22	111.99	56.96

CORPORATE INFORMATION

CITIGROUP EXECUTIVE OFFICERS
Citigroup’s executive officers as of February 25, 2011 are:

Name	Age	Position and office held
Shirish Apte	58	CEO, Asia Pacific
Stephen Bird	44	CEO, Asia Pacific
Don Callahan	54	Chief Administrative Officer
Michael L. Corbat	50	CEO, Citi Holdings
John C. Gerspach	57	Chief Financial Officer
John Havens	54	President and Chief Operating Officer; CEO, Institutional Clients Group
Michael S. Helfer	65	General Counsel and Corporate Secretary
Lewis B. Kaden	68	Vice Chairman; Chairman, Public Sector Group – Institutional Clients Group
Edward J. Kelly, III	57	Vice Chairman; Chairman, Institutional Clients Group
Brian Leach	51	Chief Risk Officer
Eugene M. McQuade	62	CEO, Citibank, N.A.
Manuel Medina-Mora	60	CEO, Consumer Banking for the Americas; Chairman of the Global Consumer Council; Chairman and CEO, Latin America and Mexico
William J. Mills	55	CEO, Europe, Middle East and Africa
Vikram S. Pandit	54	Chief Executive Officer
Alberto J. Verme	53	CEO, Europe, Middle East and Africa
Jeffrey R. Walsh	53	Controller and Chief Accounting Officer

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
  Mr. Havens joined Citigroup in 2007. Prior to joining Citigroup, Mr. Havens was a partner of Old Lane, LP, a multi-strategy hedge fund and private equity fund manager that was acquired by Citi in 2007 (Old Lane). Mr. Havens, along with several former colleagues from Morgan Stanley (including Mr. Leach and Mr. Pandit), founded Old Lane in 2005. Before forming Old Lane, Mr. Havens was Head of Institutional Equity at Morgan Stanley and a member of the firm’s Management Committee.
  Mr. Kelly joined Citi in 2008 from The Carlyle Group, a private investment firm, where he was a Managing Director. Prior to joining Carlyle in July 2007, he was a Vice Chairman at The PNC Financial Services Group following PNC’s acquisition of Mercantile Bankshares Corporation in March 2007. He was Chairman, Chief Executive and President of Mercantile from March 2003 through March 2007.
  Mr. Leach became Citi’s Chief Risk Officer in March 2008. Prior to that, Mr. Leach was a founder and the co-COO of Old Lane. Earlier, he had worked for his entire financial career at Morgan Stanley, finishing as Risk Manager of the Institutional Securities Business.
  Mr. McQuade joined Citi in 2009. Prior to joining Citi, Mr. McQuade was Vice Chairman of Merrill Lynch and President of Merrill Lynch Banks (U.S.) from February 2008 until February 2009. Previously, he was the President and Chief Operating Officer of Freddie Mac for three years. Prior to joining Freddie Mac in 2004, Mr. McQuade served as President of Bank of America Corporation.
  Mr. Pandit, prior to being named CEO on December 11, 2007, was Chairman and CEO of Citigroup’s Institutional Clients Group. Formerly the Chairman and CEO of Alternative Investments, Mr. Pandit was a founding member and chairman of the members committee of Old Lane. Prior to forming Old Lane, Mr. Pandit held a number of senior positions at Morgan Stanley over more than two decades, including President and Chief Operating Officer of Morgan Stanley’s institutional securities and investment banking business and was a member of the firm’s Management Committee.
Code of Conduct; Code of Ethics
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
     Because Citigroup’s common stock is listed on the NYSE, the Chief Executive Officer is required to make an annual certification to the NYSE stating that he was not aware of any violation by Citigroup of the corporate governance listing standards of the NYSE. The annual certification to that effect was made to the NYSE on May 19, 2010.
     As of January 31, 2011, Citigroup had approximately 191,500 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

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
Holders of Golden State Bancorp, Associates First Capital Corporation, Citicorp or Salomon Inc. common stock, Citigroup Inc. Preferred Stock Series K, Q, S, T or U, or Salomon Inc. Preferred Stock Series D should arrange to exchange their certificates by contacting:
     Computershare
     P.O. Box 43078
     Providence, RI 02940-3078
     Telephone No. 781 575 4555
     Toll-free No. 888 250 3985
     Facsimile No. 201 324 3284
     E-mail address: shareholder@computershare.com
     Web address: www.computershare.com/investor
       Citi’s 2010 Form 10-K filed with the SEC, as well as other annual and quarterly reports, are available from Citi Document Services toll free at 877 936 2737 (outside the United States at 716 730 8055), by e-mailing a request to docserve@citi.com, or by writing to:
       Citi Document Services
       540 Crosspoint Parkway
       Getzville, NY 14068

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2011.

Citigroup Inc.
(Registrant)

John C. Gerspach
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2011.

Citigroup’s Principal Executive Officer and a Director:

Vikram S. Pandit

Citigroup’s Principal Financial Officer:

John C. Gerspach

Citigroup’s Principal Accounting Officer:

Jeffrey R. Walsh
The Directors of Citigroup listed below executed a power of attorney appointing John C. Gerspach their attorney-in-fact, empowering him to sign this report on their behalf.

Alain J.P. Belda	Lawrence R. Ricciardi
Timothy C. Collins	Judith Rodin
Jerry A. Grundhofer	Robert L. Ryan
Robert L. Joss, Ph.D.	Anthony M. Santomero
Andrew N. Liveris	Diana L. Taylor
Michael E. O’Neill	William S. Thompson, Jr.
Richard D. Parsons	Ernesto Zedillo

John C. Gerspach

CITIGROUP BOARD OF DIRECTORS

Alain J.P. Belda
Managing Director
Warburg Pincus

Timothy C. Collins
Chairman of the
       Investment Committee
Ripplewood Holdings L.L.C.

Jerry A. Grundhofer
Chairman Emeritus
U.S. Bancorp

Robert L. Joss, Ph.D.
Professor of Finance Emeritus and
       Former Dean
Stanford University
       Graduate School of Business

Andrew N. Liveris
Chairman and
       Chief Executive Officer
The Dow Chemical Company

Michael E. O’Neill
Former Chairman and
       Chief Executive Officer
Bank of Hawaii Corporation

Vikram Pandit
Chief Executive Officer
Citigroup Inc.

Richard D. Parsons
Chairman
Citigroup Inc.;
       and Special Advisor
Providence Equity Partners Inc.

Lawrence R. Ricciardi
Senior Advisor
IBM Corporation;
Jones Day; and Lazard Ltd.

Judith Rodin
President
Rockefeller Foundation

Robert L. Ryan
Chief Financial Officer, Retired
Medtronic Inc.

Anthony M. Santomero
Former President
Federal Reserve Bank of
       Philadelphia

Diana L. Taylor
Managing Director
Wolfensohn Fund
       Management, L.P.

William S. Thompson, Jr.
Chief Executive Officer, Retired
Pacific Investment
       Management Company
       (PIMCO)

Ernesto Zedillo
Director, Center for the
       Study of Globalization;
       Professor in the Field
       of International
       Economics and Politics
Yale University

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

4.07
Warrant Agreement (relating to Warrants (expiring January 4, 2019)), dated as of January 25, 2011, between the Company and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed January 26, 2011 (File No. 1-9924; Acc. No. 0000950123-11-005308).

4.08
Warrant Agreement (relating to Warrants (expiring October 28, 2018)), dated as of January 25, 2011, between the Company and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed January 26, 2011 (File No. 1-9924; Acc. No. 0000950123-11-005381).

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

10.01.4*
Amendment to the 2005 Amended Citibank Supplemental ERISA Plan, as amended January 1, 2009 (the “2009 Amended Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.01.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 1-9924) (the “Company’s 2009 10-K”).

10.01.5*	Nonqualified Plan Amendment to the 2009 Amended Citibank Supplemental ERISA Plan, adopted November 19, 2009, incorporated by reference to Exhibit 10.01.5 to the Company’s 2009 10-K.

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

10.06.1
Citigroup Employee Incentive Plan, amended and restated as of April 17, 2001, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-9924).

10.06.2	Amendment to the Citigroup Employee Incentive Plan, incorporated by reference to Exhibit 10.08.2 to the Company’s 2008 10-K.

10.07.1*	Citicorp 1997 Stock Incentive Plan, incorporated by reference to Citicorp’s 1997 Proxy Statement filed February 26, 1997 (File No. 1-5378).

10.07.2*	Amendment to the Citicorp 1997 Stock Incentive Plan, incorporated by reference to Exhibit 10.19.2 to the Company’s 1999 10-K.

10.07.3*	Amendment to the Citicorp 1997 Stock Incentive Plan, incorporated by reference to Exhibit 10.11.3 to the Company’s 2008 10-K.

10.08*	Citigroup Deferred Cash Award Plan, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 21, 2009 (File No. 1-9924).

10.09.1*
Citicorp Directors’ Deferred Compensation Plan, Restated May 1, 1988, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-9924).

10.09.2*
Amendment to the Citicorp Directors’ Deferred Compensation Plan (effective as of December 31, 2001), incorporated by reference to Exhibit 10.22.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-9924) (the “Company’s 2001 10-K”).

10.10*	Citigroup 1999 Stock Incentive Plan (as amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.15 to the Company’s 2008 10-K.

10.11*
Form of Citigroup Directors’ Stock Option Grant Notification, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-9924).

10.12
Lease, dated as of September 25, 2002, between BP 399 Park Avenue LLC (as Landlord) and Citigroup Inc. (as Tenant), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 1-9924).

10.13.1*
Form of Citigroup Equity Award Agreement, incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (File No. 1-9924) (the “Company’s September 30, 2004 10-Q”).

10.13.2*	Form of Citigroup Equity Award Agreement (revised), incorporated by reference to Exhibit 10.28.1 to the Company’s 2005 10-K.

10.13.3*	Form of Citigroup Equity Award Agreement (effective November 1, 2006), incorporated by reference to Exhibit 10.04 to the Company’s September 30, 2006 10-Q.

10.13.4*
Form of Citigroup Equity Award Agreement (effective November 1, 2007), incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 1-9924) (the “Company’s September 30, 2007 10-Q”).

10.13.5*	Form of Citigroup Equity or Deferred Cash Award Agreement (effective January 1, 2009), incorporated by reference to Exhibit 10.01 to the Company’s September 30, 2008 10-Q.

10.13.6*	Form of Citigroup Equity or Deferred Cash Award Agreement (effective November 1, 2009), incorporated by reference to Exhibit 10.01 to the Company’s September 30, 2009 10-Q.

10.14.1*	Form of Reload Option Grant Notification, incorporated by reference to Exhibit 10.03 to the Company’s September 30, 2004 10-Q.

10.14.2*	Form of Citigroup Reload Stock Option Grant Notification (effective November 1, 2006), incorporated by reference to Exhibit 10.03 to the Company’s September 30, 2006 10-Q.

10.14.3*	Form of Citigroup Reload Stock Option Grant Notification (effective November 1, 2007), incorporated by reference to Exhibit 10.03 to the Company’s September 30, 2007 10-Q.

10.15
Citigroup Management Committee Termination Notice and Non-Solicitation Policy, effective October 2, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2006 (File No. 1-9924).

10.16.1*
Form of Citigroup Inc. Management Committee Long-Term Incentive Program Award Agreement (effective July 17, 2007), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 1-9924) (the “2007 LTIP Award Agreement”).

10.16.2*	Amendment to the 2007 LTIP Award Agreement, incorporated by reference to Exhibit 10.27.2 to the Company’s 2008 10-K.

10.17*	Citigroup Inc. Non-Employee Directors Compensation Plan (effective as of January 1, 2008), incorporated by reference to Exhibit 10.01 to the Company’s September 30, 2007 10-Q.

10.18*	2009 Deferred Cash Executive Retention Award Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.32 to the Company’s 2008 10-K.

10.19.1
Lease, dated as of May 12, 2005, between Reckson Court Square, LLC (Landlord) and Citibank, N.A. (Tenant); Premises: One Court Square, 25-01 Jackson Avenue, Long Island City, New York 11120, incorporated by reference to Exhibit 10.40.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-9924) (the “Company’s 2007 10-K”).

10.19.2
First Amendment to Lease, dated as of August 3, 2005, between Reckson Court Square, LLC (Landlord) and Citibank, N.A. (Tenant); Premises: One Court Square, Long Island City, Queens County, New York, incorporated by reference to Exhibit 10.40.2 to the Company’s 2007 10-K.

10.20
Lease, dated as of December 18, 2007, between 388 Realty Owner LLC (Landlord) and Citigroup Global Markets Inc. (Tenant); Premises: 388 Greenwich Street, New York, New York 10013, incorporated by reference to Exhibit 10.41 to the Company’s 2007 10-K.

10.21
Lease, dated as of December 18, 2007, between 388 Realty Owner LLC (Landlord) and Citigroup Global Markets Inc. (Tenant); Premises: 390 Greenwich Street, New York, New York 10013, incorporated by reference to Exhibit 10.42 to the Company’s 2007 10-K.

10.22*	Aircraft Time Sharing Agreement, dated December 12, 2007, between Citiflight, Inc. and Vikram Pandit, incorporated by reference to Exhibit 10.43 to the Company’s 2007 10-K.

10.23
Joint Venture Contribution and Formation Agreement, dated as of January 13, 2009, by and between the Company and Morgan Stanley, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).

10.24
Form of Addendum to Indemnification Agreement dated December 16, 2008 between the Company and each member of its Board of Directors, incorporated by reference to Exhibit 10.44 to the Company’s 2008 10-K.

10.25*	Form of Citigroup Performance Stock Award Agreement, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 21, 2009 (File No. 1-9924).

10.26*	Form of Citigroup Executive Premium Price Option Agreement, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 21, 2009 (File No. 1-9924).

10.27.1*	Citicorp Deferred Compensation Plan, effective October 1995, incorporated by reference to Exhibit 10 to Citicorp’s Registration Statement on Form S-8 filed February 15, 1996 (No. 333-0983).

10.27.2*	Amendment to the Citicorp Deferred Compensation Plan, incorporated by reference to Exhibit 10.18.2 to the Company’s 1999 10-K.

10.27.3*	Amendment to the Citicorp Deferred Compensation Plan, effective as of September 28, 2001, incorporated by reference to Exhibit 10.17.3 to the Company’s 2001 10-K.

10.27.4*	Nonqualified Plan Amendment to the Citicorp Deferred Compensation Plan, adopted November 19, 2009, incorporated by reference to Exhibit 10.01.5 to the Company’s 2009 10-K.

10.28*	Form of 2009 Citi Stock Payment Program Notification for awards granted on November 30, 2009, incorporated by reference to Exhibit 10.31 to the Company’s 2009 10-K.

10.29*	Form of 2009 Citi Stock Payment Program Notification for awards granted on December 30, 2009, incorporated by reference to Exhibit 10.32 to the Company’s 2009 10-K.

10.30*	Form of Citi Long-Term Restricted Stock Award Agreement for awards granted on December 30, 2009, incorporated by reference to Exhibit 10.33 to the Company’s 2009 10-K.

10.31*	Form of 2009 Citi Stock Incentive Program Notification for awards granted on December 30, 2009, incorporated by reference to Exhibit 10.34 to the Company’s 2009 10-K.

10.32
Letter Agreement, dated October 26, 2008, between the Company and the UST (the “October 26, 2008 Letter Agreement”), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 30, 2008 (File No. 1-9924).

10.33
Securities Purchase Agreement Standard Terms to the October 26, 2008 Letter Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 30, 2008 (File No. 1-9924).

10.34
Securities Purchase Agreement, dated December 31, 2008, between the Company and the UST, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2008 (File No. 1-9924).

10.35*
Master Agreement, dated as of January 15, 2009, among the Company, certain affiliates of the Company named therein, the UST, the Federal Deposit Insurance Corporation (the “FDIC”) and the Federal Reserve Bank of New York, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).

10.36
Securities Purchase Agreement, dated January 15, 2009, among the Company, the UST and the FDIC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).

10.37
Exchange Agreement, dated March 18, 2009, between the Company and Government of Singapore Investment Corporation Pte. Ltd., incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed May 13, 2009 (333-158100).

10.38
Exchange Agreement, dated March 18, 2009, between the Company and Capital Research Global Investors and schedule of substantially identical exchange agreements, incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed May 13, 2009 (333-158100).

10.39.1*
Exchange Agreement, dated June 9, 2009, between the Company and the UST, incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed June 10, 2009 (333-158100).

10.39.2*	Agreement, dated September 29, 2010, between the Company and the UST, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed September 30, 2010 (File No. 1-9924).

10.40*
Exchange Agreement, dated June 9, 2009, between the Company and the Federal Deposit Insurance Corporation, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed June 10, 2009 (333-158100).

10.41.1
Equity Distribution Agreement, dated April 26, 2010, among the Company, the UST and Morgan Stanley & Co. Incorporated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 26, 2010 (File No. 1-9924).

10.41.2+	Letter Agreement, dated November 1, 2010, among the Company, the UST and Morgan Stanley & Co. Incorporated.

10.41.3
Common Stock Underwriting Terms Agreement, dated December 6, 2010, among the Company, the UST and Morgan Stanley & Co. Incorporated, as representative of the several underwriters, incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed December 10, 2010 (File No. 1-9924).

10.42*
Citigroup 2009 Stock Incentive Plan (as amended and restated effective April 20, 2010), incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed April 22, 2010 (No. 333-166242).

10.43.1*
Letter Agreement, dated April 5, 2010, between the Company and Dr. Robert L. Joss (the “Joss Letter Agreement”), incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 1-9924) (the “Company’s March 31, 2010 10-Q”).

10.43.2*+	Joss Letter Agreement Renewal, dated October 28, 2010, between the Company and Dr. Robert L. Joss.

10.44*	Citigroup Inc. Deferred Cash Award Plan (as Amended and Effective as of January 1, 2010), incorporated by reference to Exhibit 10.06 to the Company’s March 31, 2010 10-Q.

10.45*
Individual Employment Contract, dated November 8, 1971, between Banco Nacional de Mexico, S.A. and Manuel Medina-Mora (English translation), incorporated by reference to Exhibit 10.07 to the Company’s March 31, 2010 10-Q.

10.46*
Form of Citigroup Equity or Deferred Cash Award Agreement (effective November 1, 2010), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 (File No. 1-9924) (the “Company’s September 30, 2010 10-Q”).

10.47*	Form of 2010 Citi Stock Payment Program Notification for Awards Granted on September 30, 2010, incorporated by reference to Exhibit 10.02 to the Company’s September 30, 2010 10-Q.

10.48*	Form of 2010 Citi Stock Payment Program Notification for Awards Granted in October, November and December 2010, incorporated by reference to Exhibit 10.03 to the Company’s September 30, 2010 10-Q.

10.49*	Form of Citi Long-Term Restricted Stock Award Agreement (effective November 1, 2010), incorporated by reference to Exhibit 10.04 to the Company’s September 30, 2010 10-Q.

10.50*+	Citigroup Inc. 2010 Key Employee Profit Sharing Plan.

10.51*+	Form of Citigroup Inc. 2010 Key Employee Profit Sharing Plan Award Agreement.

10.52*+	Citigroup Inc. 2010 Key Risk Employee Plan.

10.53*+	Form of Citigroup Inc. 2010 Key Risk Employee Plan Award Agreement.

10.54*+	Citi Discretionary Incentive and Retention Award Plan (Restated effective as of January 1, 2010).

12.01+	Calculation of Ratio of Income to Fixed Charges.

12.02+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

21.01+	Subsidiaries of the Company.

23.01+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.01+	Powers of Attorney.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.

99.02+	Certification of principal executive officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.03+	Certification of principal financial officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101.01+
Financial statements from the Annual Report on Form 10-K of Citigroup Inc. for the fiscal year ended December 31, 2010, filed on February 25, 2011, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2010 Annual Report on Form 10-K) to security holders who make written request therefor to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10043.

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.

+ Filed herewith.