Form 10-Q
period 2011-03-31
CITIGROUP INC
filed 2011-05-05
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Common stock outstanding as of March 31, 2011: 29,206,440,560

Available on the web at www.citigroup.com

CITIGROUP INC.

FIRST QUARTER 2011—FORM 10-Q

OVERVIEW

Introduction

        Citigroup operates, for management reporting purposes, via two primary business segments: Citicorp, consisting of Citi's Regional Consumer Banking businesses and Institutional Clients Group; and Citi Holdings, consisting of Citi's Brokerage and Asset Management and Local Consumer Lending businesses, and a Special Asset Pool. There is also a third segment, Corporate/Other. For a further description of the business segments and the products and services they provide, see "Citigroup Segments" below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Consolidated Financial Statements.

        Throughout this report, "Citigroup", "Citi" and "the Company" refer to Citigroup Inc. and its consolidated subsidiaries.

        This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup's Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Annual Report on Form 10-K). Additional information about Citigroup is available on the company's Web site at www.citigroup.com. Citigroup's recent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as its other filings with the SEC are available free of charge through the company's Web site by clicking on the "Investors" page and selecting "All SEC Filings." The SEC's Web site also contains periodic and current reports, proxy and information statements, and other information regarding Citi at www.sec.gov.

        Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation.

        Within this Form 10-Q, please refer to the tables of contents on pages 2 and 80 for page references to Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, respectively.

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

(1)
Asia includes Japan, Latin America includes Mexico, and North America comprises the U.S., Canada and Puerto Rico.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2011 EXECUTIVE SUMMARY

Citigroup

        Citigroup reported first quarter of 2011 net income of $3.0 billion, or $0.10 per diluted share. Citigroup's income declined $1.4 billion from the first quarter of 2010, but more than doubled from the prior quarter.

        Citigroup revenues, net of interest expense, were $19.7 billion, down $5.7 billion, or 22%, from the first quarter of 2010. Net interest revenues of $12.2 billion were 16% lower than the prior-year period, largely due to declining loan balances in Local Consumer Lending within Citi Holdings. Net interest revenues also included a $245 million pre-tax charge during the first quarter 2011 to increase reserves related to customer refunds in Japan Consumer Finance. Non-interest revenues were $7.5 billion, down 31% from the prior-year period, principally driven by lower Securities and Banking revenues, negative credit valuation adjustments (CVA), and a $709 million net charge resulting from the transfer of certain assets in the Special Asset Pool from held-to-maturity to trading assets (see "—Citi Holdings—Special Asset Pool—Reclassification of HTM Securities to Trading" and Note 11 to the Consolidated Financial Statements).

Citicorp

        Citicorp net income of $4.1 billion declined 19% from the prior-year period, but was up 69% from the prior quarter. Year-over-year, lower revenues and increased expenses were partially offset by improvement in credit costs. Citicorp's international operations accounted for 72% of first quarter 2011 net income.

        Citicorp revenues were $16.5 billion, down $2.0 billion, or 11%, from the first quarter of 2010. Net interest revenues of $9.5 billion declined 4% from the prior-year period, principally driven by North America Regional Consumer Banking and Securities and Banking. Non-interest revenues declined 19% to $7.0 billion, largely due to the decline in Securities and Banking revenues, including negative CVA.

        Regional Consumer Banking revenues of $7.9 billion were 2% lower year-over-year, mostly due to lower cards balances in North America, the impact of The Credit Card Accountability Responsibility and Disclosure Act (CARD Act), and continued spread compression in Asia and Latin America. Average retail banking loans increased 11% year-over-year to $121.4 billion, and average deposits increased 6% to $307.0 billion, both driven by Latin America and Asia. Citi-branded cards average loans declined 2% year-over-year to $110.3 billion, as growth in Latin America and Asia was offset by lower balances in North America. Cards purchase sales grew 8% from the prior-year period to $64.9 billion, and international investment sales increased 5% to $25.4 billion.

        Securities and Banking revenues declined 25% year-over-year, driven principally by lower revenues in fixed income markets and CVA of negative $229 million in the current quarter (compared to positive $285 million in the prior-year period). Excluding CVA, fixed income markets revenues decreased 22% year-over-year, largely due to declines in revenues from rates and currencies and credit and securitized products, and equity markets revenues were 9% lower mainly driven by lower trading revenues related to principal positions. Investment banking revenues were down 19% from the prior-year period, primarily reflecting lower revenues from municipal and investment grade debt underwriting.

        Transaction Services revenues were $2.6 billion, up 5% from the prior-year period, driven by growth in Latin America and Asia. Average deposits and other customer liabilities grew 11% year-over-year to $355 billion, with growth in every region. Strong growth in business volumes was partially offset by continued spread compression.

        Citicorp end of period loans increased 10% year-over-year to $418 billion, with 6% growth in consumer loans and 16% growth in corporate loans.

Citi Holdings

        Citi Holdings net loss of $608 million was 31% less than the net loss of $886 million in the first quarter of 2010, and down 40% from the net loss of $1.0 billion in the prior quarter, as continued improvement in credit costs and lower expenses more than offset the decline in revenues, as discussed below.

        Citi Holdings revenues declined 50% to $3.3 billion from the prior-year period. Net interest revenues declined 40% year-over-year to $2.6 billion, largely driven by lower loan balances in Local Consumer Lending and the higher reserve build related to customer refunds in Japan Consumer Finance during the current quarter. Non-interest revenues declined 70% to $653 million from the prior-year period, reflecting the $709 million net pre-tax charge related to the asset transfer in Special Asset Pool, lower positive marks on subprime related direct exposures, and a repurchase reserve build of $122 million related to North America residential real estate in Local Consumer Lending, partially offset by gains on private equity investments.

        Citi Holdings assets declined 33% from the first quarter of 2010 to $337 billion at the end of the first quarter of 2011. The decline reflected $106 billion in asset sales and business dispositions, $49 billion in net run-off and amortization, and $10 billion in net cost of credit and net asset marks. Sequentially, Citi Holdings assets declined 6% from $359 billion in the fourth quarter of 2010. At the end of the first quarter of 2011, Citi Holdings assets comprised approximately 17% of total Citigroup GAAP assets and 31% of risk-weighted assets.

Credit Costs

        Citigroup total provisions for credit losses and for benefits and claims of $3.2 billion declined $5.4 billion, or 63%, from the prior-year period. Net credit losses of $6.3 billion were down $2.1 billion, or 25%, from the first quarter of 2010. Consumer net credit losses declined $2.6 billion, or 32%, to $5.4 billion, driven by continued improvement in credit in North America Citi-branded cards in Citicorp, and retail partner cards and residential real estate lending in Citi Holdings. Corporate net credit losses increased $485 million to $849 million year-over-year, primarily due to higher cost of loan sales as well as losses from loans to specific counterparties for which reserves had previously been established and were released in the current quarter.

        The net release of allowance for loan losses and unfunded lending commitments was $3.3 billion in the first quarter of 2011, compared to $53 million in the first quarter of 2010. The $2.0 billion net Consumer reserve release was mainly driven by retail partner cards and North America Citi-branded cards. The $1.4 billion net Corporate reserve release reflected releases for the overall portfolio, as credit trends continued to improve, as well as the release of previously established reserves for specific loans that offset charge-offs taken in the current quarter.

Operating Expenses

        Citigroup expenses increased $808 million, or 7%, year-over-year to $12.3 billion, reflecting higher legal and related costs, the impact of foreign exchange and inflation, continued investment spending and increased business volumes, partially offset by a decline in Citi Holdings as well as productivity saves across the firm.

        Citicorp expenses of $9.6 billion grew 12% from the prior-year period. More than half of the increase in Citicorp expenses was due to higher investment spending, with the remainder roughly split between the impact of foreign exchange in the translation of local currency results into U.S. dollars for reporting purposes (as used throughout this Form 10-Q, FX translation) and inflation and higher legal and related costs. Higher expenses from increased business volumes were generally offset by continued productivity saves.

        Citi Holdings expenses were down 22% year-over-year to $2.0 billion, principally due to the continued decline in assets and therefore lower operating costs.

        Citigroup continues to expect variability in its operating expenses during the remaining quarters of 2011 as it continues investing in Citicorp while rationalizing Citi Holdings. Certain expenses, particularly legal costs and the impact of foreign exchange, will remain difficult to predict.

Capital and Loan Loss Reserve Positions

        Citigroup's Tier 1 Capital ratio was 13.3% at quarter-end, and its Tier 1 Common ratio was 11.3%.

        Citigroup's total allowance for loan losses was $36.6 billion at quarter-end, or 5.79%, of total loans, down from $48.7 billion, or 6.80%, in the prior-year period. The decline in the total allowance for loan losses reflected asset sales, lower non-accrual loans, and overall improvement in the credit quality of the loan portfolio.

        The Consumer allowance for loan losses was $32.7 billion, or 7.47%, of total Consumer loans, at quarter-end, compared to $41.4 billion, or 7.84%, at March 31, 2010.

        Citigroup's non-accrual loans of $14.8 billion declined 48% from the prior-year period. At the end of the first quarter of 2011, the allowance for loan losses was 247% of non-accrual loans.

RESULTS OF OPERATIONS

SUMMARY OF SELECTED FINANCIAL DATA

Citigroup Inc. and Consolidated Subsidiaries

	First Quarter
In millions of dollars, except per-share amounts, ratios and direct staff	2011	2010	% Change
Net interest revenue	$12,224	$14,561	(16)%
Non-interest revenue	7,502	10,860	(31)

Revenues, net of interest expense	$19,726	$25,421	(22)%
Operating expenses	12,326	11,518	7
Provisions for credit losses and for benefits and claims	3,184	8,618	(63)

Income from continuing operations before income taxes	$4,216	$5,285	(20)%
Income taxes	1,185	1,036	14

Income from continuing operations	$3,031	$4,249	(29)%
Income from discontinued operations, net of taxes(1)	40	211	(81)

Net income before attribution of noncontrolling interests	$3,071	$4,460	(31)%
Net income attributable to noncontrolling interests	72	32	NM

Citigroup's net income	$2,999	$4,428	(32)%

Less: Preferred dividends—Basic	$4	$—
Less: Dividends and undistributed earnings allocated to participating securities, applicable to Basic EPS	35	28

Income allocated to unrestricted common shareholders for basic EPS	$2,960	$4,400	(33)%
Add: Incremental dividends and undistributed earnings allocated to participating securities, applicable to Diluted EPS	1	—

Income allocated to unrestricted common shareholders for diluted EPS	$2,961	$4,400	(33)%
Earnings per share
Basic
Income from continuing operations	$0.10	$0.15	(33)%
Net income	0.10	0.15	(33)

Diluted
Income from continuing operations	$0.10	$0.14	(29)%
Net income	0.10	0.15	(33)

At March 31:
Total assets	$1,947,815	$2,002,213	(3)%
Total deposits	865,863	827,914	5
Long-term debt	376,541	439,274	(14)
Mandatorily redeemable securities of subsidiary trusts (included in long-term debt)	17,940	21,682	(17)
Common stockholders' equity	170,725	151,109	13
Total stockholders' equity	171,037	151,421	13
Direct staff (in thousands)	260	263	(1)

Ratios:
Return on average common stockholders' equity(2)	7.3%	12.0%
Return on average total stockholders' equity(2)	7.3	12.0

Tier 1 Common(3)	11.34%	9.11%
Tier 1 Capital	13.26	11.28
Total Capital	16.98	14.88
Leverage(4)	7.00	6.16

Common stockholders' equity to assets	8.76%	7.55%
Total stockholders' equity to assets	8.78	7.56
Book value per common share	$5.85	$5.28
Tangible book value per share(5)	$4.69	$4.09
Ratio of earnings to fixed charges and preferred stock dividends	1.70x	1.82x

(1)
Discontinued operations primarily reflects the sale of Nikko Cordial Securities, the sale of Citigroup's German retail banking operations, the sale of CitiCapital's equipment finance unit to General Electric, and the announced sale of the Egg Banking PLC credit card business. See Note 2 to the Consolidated Financial Statements.

(2)
The return on average common stockholders' equity is calculated using net income less preferred stock dividends divided by average common stockholders' equity. The return on total stockholders' equity is calculated using net income divided by average stockholders' equity.

(3)
As defined by the banking regulators, the Tier 1 Common ratio represents Tier 1 Capital less qualifying perpetual preferred stock, qualifying noncontrolling interests in subsidiaries and qualifying mandatorily redeemable securities of subsidiary trusts divided by risk-weighted assets.

(4)
The Leverage ratio represents Tier 1 Capital divided by adjusted average total assets.

(5)
Tangible book value per share is a non-GAAP financial measure for SEC purposes. For additional information and a reconciliation of this measure to the most directly comparable GAAP measure, see "Capital Resources and Liquidity—Capital Resources—Tangible Common Equity" below.

NM Not meaningful

 SEGMENT, BUSINESS AND PRODUCT—INCOME (LOSS) AND REVENUES

        The following tables show the income (loss) and revenues for Citigroup on a segment, business and product view:

CITIGROUP INCOME (LOSS)

	First Quarter
In millions of dollars	2011	2010	% Change
Income (loss) from continuing operations
CITICORP
Regional Consumer Banking
North America	$551	$15	NM
EMEA	49	24	NM
Latin America	484	367	32%
Asia	461	567	(19)

Total	$1,545	$973	59%

Securities and Banking
North America	$458	$1,422	(68)%
EMEA	765	1,021	(25)
Latin America	272	269	1
Asia	210	469	(55)

Total	$1,705	$3,181	(46)%

Transaction Services
North America	$113	$161	(30)%
EMEA	278	303	(8)
Latin America	170	152	12
Asia	284	319	(11)

Total	$845	$935	(10)%

Institutional Clients Group	$2,550	$4,116	(38)%

Total Citicorp	$4,095	$5,089	(20)%

CITI HOLDINGS
Brokerage and Asset Management	$(10)	$76	NM
Local Consumer Lending	(599)	(1,829)	67%
Special Asset Pool	62	878	(93)

Total Citi Holdings	$(547)	$(875)	37%

Corporate/Other	$(517)	$35	NM

Income from continuing operations	$3,031	$4,249	(29)%

Discontinued operations	$40	$211	NM
Net income attributable to noncontrolling interests	72	32	NM

Citigroup's net income	$2,999	$4,428	(32)%

NM Not meaningful

CITIGROUP REVENUES

	First Quarter
In millions of dollars	2011	2010	% Change
CITICORP
Regional Consumer Banking
North America	$3,334	$3,801	(12)%
EMEA	398	405	(2)
Latin America	2,309	2,076	11
Asia	1,901	1,800	6

Total	$7,942	$8,082	(2)%

Securities and Banking
North America	$2,328	$3,553	(34)%
EMEA	2,059	2,515	(18)
Latin America	582	607	(4)
Asia	1,043	1,328	(21)

Total	$6,012	$8,003	(25)%

Transaction Services
North America	$610	$639	(5)%
EMEA	836	833	—
Latin America	408	344	19
Asia	696	621	12

Total	$2,550	$2,437	5%

Institutional Clients Group	$8,562	$10,440	(18)%

Total Citicorp	$16,504	$18,522	(11)%

CITI HOLDINGS
Brokerage and Asset Management	$137	$340	(60)%
Local Consumer Lending	3,153	4,670	(32)
Special Asset Pool	(7)	1,540	NM

Total Citi Holdings	$3,283	$6,550	(50)

Corporate/Other	$(61)	$349	NM

Total net revenues	$19,726	$25,421	(22)%

NM Not meaningful

 CITICORP

        Citicorp is the Company's global bank for consumers and businesses and represents Citi's core franchise. Citicorp is focused on providing best-in-class products and services to customers and leveraging Citigroup's unparalleled global network. Citicorp is physically present in approximately 100 countries, many for over 100 years, and offers services in over 160 countries and jurisdictions. Citi believes this global network provides a strong foundation for servicing the broad financial services needs of large multinational clients and for meeting the needs of retail, private banking, commercial, public sector and institutional clients around the world. Citigroup's global footprint provides coverage of the world's emerging economies, which Citi believes represent a strong area of growth. At March 31, 2011, Citicorp had approximately $1.3 trillion of assets and $784 billion of deposits, representing approximately 68% of Citi's total assets and approximately 91% of its deposits.

        Citicorp consists of the following businesses: Regional Consumer Banking (which includes retail banking and Citi-branded cards in four regions—North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Securities and Banking and Transaction Services).

	First Quarter
In millions of dollars	2011	2010	% Change
Net interest revenue	$9,506	$9,870	(4)%
Non-interest revenue	6,998	8,652	(19)

Total revenues, net of interest expense	$16,504	$18,522	(11)%

Provisions for credit losses and for benefits and claims
Net credit losses	$2,318	$3,142	(26)%
Credit reserve build (release)	(1,258)	(360)	NM

Provision for loan losses	$1,060	$2,782	(62)%
Provision for benefits and claims	44	44	—
Provision for unfunded lending commitments	4	(7)	NM

Total provisions for credit losses and for benefits and claims	$1,108	$2,819	(61)%

Total operating expenses	$9,601	$8,595	12%

Income from continuing operations before taxes	$5,795	$7,108	(18)%
Provisions for income taxes	1,700	2,019	(16)

Income from continuing operations	$4,095	$5,089	(20)%
Net income attributable to noncontrolling interests	11	21	(48)

Citicorp's net income	$4,084	$5,068	(19)

Balance sheet data (in billions of dollars)
Total EOP assets	$1,330	$1,236	8%
EOP Loans:
Consumer	235	221	6
Corporate	183	158	16
Average assets	1,323	1,233	7
Total EOP deposits	784	730	7

NM Not meaningful

REGIONAL CONSUMER BANKING

        Regional Consumer Banking (RCB) consists of Citigroup's four RCB businesses that provide traditional banking services to retail customers. RCB also contains Citigroup's branded cards business and Citi's local commercial banking business. RCB is a globally diversified business with over 4,200 branches in 39 countries around the world. At March 31, 2011, RCB had $333 billion of assets and $314 billion of deposits.

	First Quarter
In millions of dollars	2011	2010	% Change
Net interest revenue	$5,752	$5,917	(3)%
Non-interest revenue	2,190	2,165	1

Total revenues, net of interest expense	$7,942	$8,082	(2)%

Total operating expenses	$4,482	$3,998	12%

Net credit losses	$2,108	$3,040	(31)%
Credit reserve build (release)	(862)	(180)	NM
Provisions for unfunded lending commitments	—	—	—
Provision for benefits and claims	44	44	—

Provisions for credit losses and for benefits and claims	$1,290	$2,904	(56)%

Income from continuing operations before taxes	$2,170	$1,180	84%
Income taxes	625	207	NM

Income from continuing operations	$1,545	$973	59%
Net income (loss) attributable to noncontrolling interests	(2)	(5)	60

Net income	$1,547	$978	58%

Average assets (in billions of dollars)	$327	$308	6%
Return on assets	1.92%	1.29%
Total EOP assets	$333	$313	6
Average deposits (in billions of dollars)	307.0	289.2	6

Net credit losses as a percentage of average loans	3.69%	5.57%

Revenue by business
Retail banking	$3,907	$3,814	2%
Citi-branded cards	4,035	4,268	(5)

Total	$7,942	$8,082	(2)%

Income from continuing operations by business
Retail banking	$681	$799	(15)%
Citi-branded cards	864	174	NM

Total	$1,545	$973	59%

NM
Not meaningful

NORTH AMERICA REGIONAL CONSUMER BANKING

        North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses in the U.S. NA RCB's approximate 1,000 retail bank branches and 13.0 million retail customer accounts are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia, and certain larger cities in Texas. At March 31, 2011, NA RCB had $33.0 billion of retail banking and residential real estate loans and $143.6 billion of average deposits. In addition, NA RCB had 21.1 million Citi-branded credit card accounts, with $73.2 billion in outstanding card loan balances.

	First Quarter
In millions of dollars	2011	2010	% Change
Net interest revenue	$2,624	$2,954	(11)%
Non-interest revenue	710	847	(16)

Total revenues, net of interest expense	$3,334	$3,801	(12)%

Total operating expenses	$1,689	$1,621	4%

Net credit losses	$1,440	$2,157	(33)%
Credit reserve build (release)	(649)	4	NM
Provisions for benefits and claims	6	8	(25)

Provisions for loan losses and for benefits and claims	$797	$2,169	(63)%

Income from continuing operations before taxes	$848	$11	NM
Income taxes (benefits)	297	(4)	NM

Income from continuing operations	$551	$15	NM
Net income attributable to noncontrolling interests	—	—	—

Net income	$551	$15	NM

Average assets (in billions of dollars)	$120	$121	(1)%
Average deposits (in billions of dollars)	144	144	—

Net credit losses as a percentage of average loans	5.52%	7.85%

Revenue by business
Retail banking	$1,187	$1,280	(7)%
Citi-branded cards	2,147	2,521	(15)

Total	$3,334	$3,801	(12)%

Income (loss) from continuing operations by business
Retail banking	$91	$165	(45)%
Citi-branded cards	460	(150)	NM

Total	$551	$15	NM

NM
Not meaningful

1Q11 vs. 1Q10

        NA RCB revenues, net of interest expense, decreased 12% to $3.3 billion mainly due to lower volumes in branded cards and the net impact of the Credit Card Accountability Responsibility and Disclosure Act (CARD Act) on cards revenues, as well as lower mortgage-related revenues.

        Net interest revenue was down 11% to $2.6 billion driven primarily by lower volumes in cards, with average loans down 7% from the prior-year quarter. In addition, cards net interest revenue was negatively impacted by the CARD Act.

        Non-interest revenue decreased 16% to $710 million from the prior-year quarter mainly due to lower gains from mortgage loan sales and lower net mortgage servicing revenues.

        Operating expenses increased 4% to $1.7 billion from the prior-year quarter, primarily driven by higher marketing costs and technology spending. Management currently anticipates that, assuming credit continues to improve in NA RCB (see below), it will further increase investment spending in its NA RCB businesses.

        Provisions for loan losses and for benefits and claims decreased $1.4 billion, or 63%, primarily due to a net loan loss reserve release of $649 million in the current quarter and lower net credit losses in the Citi-branded cards portfolio. Cards net credit losses were down $732 million, or 35%, from the prior-year quarter, and the net credit loss ratio decreased 325 basis points to 7.42%.

 EMEA REGIONAL CONSUMER BANKING

        EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Central and Eastern Europe, the Middle East and Africa. Remaining activities in respect of Western Europe retail banking and cards are included in Citi Holdings. The countries in which EMEA RCB has the largest presence are Poland, Turkey, Russia and the United Arab Emirates. At March 31, 2011, EMEA RCB had 297 retail bank branches with 3.6 million customer accounts, $4.7 billion in retail banking loans and $9.7 billion in average deposits. In addition, the business had 2.5 million Citi-branded card accounts with $2.9 billion in outstanding card loan balances.

	First Quarter
In millions of dollars	2011	2010	% Change
Net interest revenue	$228	$248	(8)%
Non-interest revenue	170	157	8

Total revenues, net of interest expense	$398	$405	(2)%

Total operating expenses	$308	$282	9%

Net credit losses	$49	$97	(49)%
Provision for unfunded lending commitments	—	—	—
Credit reserve build (release)	(33)	(10)	NM

Provisions for loan losses	$16	$87	(82)%

Income from continuing operations before taxes	$74	$36	NM
Income taxes	25	12	—

Income from continuing operations	$49	$24	NM
Net income attributable to noncontrolling interests	—	—	—

Net income	$49	$24	NM

Average assets (in billions of dollars)	$10	$10	—
Return on assets	1.99%	0.97%
Average deposits (in billions of dollars)	$10	$10	—

Net credit losses as a percentage of average loans	2.69%	4.98%

Revenue by business
Retail banking	$219	$222	(1)%
Citi-branded cards	179	183	(2)

Total	$398	$405	(2)%

Income (loss) from continuing operations by business
Retail banking	$4	$(9)	NM
Citi-branded cards	45	33	36%

Total	$49	$24	NM

NM
Not meaningful

1Q11 vs. 1Q10

        Revenues, net of interest expense declined 2% to $398 million from the prior-year period due to lower lending revenues on the continued liquidation of non-strategic customer portfolios, unrest in Middle East markets and lower contribution from an equity investment in Turkey.

        Net interest revenue was $228 million, or 8%, lower than the prior-year period due to the continued decline in the non-strategic portfolio, lower retail bank average loans and spread compression in the cards portfolio.

        Non-interest revenue increased by 8% to $170 million, reflecting higher investment sales and cards fees offset by a lower contribution from an equity investment in Turkey. Investment sales grew 43% year-over-year and assets under management grew 20%.

        Operating expenses increased 9% to $308 million, reflecting account acquisition-focused investment spending, expansion of the sales force and higher regulatory expenses.

        Provisions for loan losses decreased 82% to $16 million. Net credit losses decreased 49% to $49 million, while the loan loss reserve release increased from $10 million in the first quarter of 2010 to $33 million in the first quarter of 2011, reflecting the ongoing improvement in credit quality during the period.

LATIN AMERICA REGIONAL CONSUMER BANKING

        Latin America Regional Consumer Banking (LATAM RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. LATAM RCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico's second largest bank, with over 1,700 branches. At March 31, 2011, LATAM RCB had 2,196 retail branches, with 26.6 million customer accounts, $23.5 billion in retail banking loan balances and $45.6 billion in average deposits. In addition, the business had 12.7 million Citi-branded card accounts with $13.5 billion in outstanding loan balances.

	First Quarter
In millions of dollars	2011	2010	% Change
Net interest revenue	$1,574	$1,458	8%
Non-interest revenue	735	618	19

Total revenues, net of interest expense	$2,309	$2,076	11%

Total operating expenses	$1,365	$1,175	16%

Net credit losses	$407	$509	(20)%
Credit reserve build (release)	(146)	(136)	(7)
Provision for benefits and claims	38	36	6

Provisions for loan losses and for benefits and claims	$299	$409	(27)%

Income from continuing operations before taxes	$645	$492	31%
Income taxes	161	125	29

Income from continuing operations	$484	$367	32%
Net (loss) attributable to noncontrolling interests	(2)	(5)	60

Net income	$486	$372	31%

Average assets (in billions of dollars)	$79	$72	10%
Return on assets	2.49%	2.10%
Average deposits (in billions of dollars)	$46	$40	15

Net credit losses as a percentage of average loans	4.60%	6.75%

Revenue by business
Retail banking	$1,348	$1,196	13%
Citi-branded cards	961	880	9

Total	$2,309	$2,076	11%

Income from continuing operations by business
Retail banking	$305	$234	30%
Citi-branded cards	179	133	35

Total	$484	$367	32%

1Q11 vs. 1Q10

        Revenues, net of interest expense increased 11% to $2.3 billion, driven by higher loan and deposit volumes as well as the impact of FX translation.

        Net interest revenue increased 8% to $1.6 billion, driven by higher loan volumes, primarily in the retail business, and the impact of FX translation, which was partially offset by spread compression.

        Non-interest revenue increased 19% to $735 million, driven by higher cards fee income from increased customer activity as purchase sales increased by 25%.

        Operating expenses increased 16% to $1.4 billion as compared to the prior-year period, primarily driven by new investments and the impact of FX translation. Higher operating expenses also reflected an increase in business volumes, partially offset by productivity saves.

        Provisions for loan losses and for benefits and claims decreased 27% to $299 million, reflecting a $102 million, or 20%, decrease in net credit losses in spite of the incremental $5.3 billion loan volumes and changes in FX rates. This progress was driven mainly by improved portfolio quality in Mexico cards. Additionally, loan loss reserve releases of $146 million were $10 million higher than the previous year, driven by retail banking loan losses.

 ASIA REGIONAL CONSUMER BANKING

        Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence in South Korea, Japan, Taiwan, Singapore, Australia, Hong Kong, India and Indonesia. At March 31, 2011, Asia RCB had 707 retail branches, 16.2 million retail banking accounts, $108.1 billion in average customer deposits, and $64.1 billion in retail banking loans. In addition, the business had 15.4 million Citi-branded card accounts with $20.0 billion in outstanding loan balances.

	First Quarter
In millions of dollars	2011	2010	% Change
Net interest revenue	$1,326	$1,257	5%
Non-interest revenue	575	543	6

Total revenues, net of interest expense	$1,901	$1,800	6%

Total operating expenses	$1,120	$920	22%

Net credit losses	$212	$277	(23)%
Credit reserve build (release)	(34)	(38)	11

Provisions for loan losses and for benefits and claims	$178	$239	(26)%

Income from continuing operations before taxes	$603	$641	(6)%
Income taxes	142	74	92

Income from continuing operations	$461	$567	(19)%
Net income attributable to noncontrolling interests	—	—	—

Net income	$461	$567	(19)%

Average assets (in billions of dollars)	$118	$105	12%
Return on assets	1.58%	2.19%
Average deposits (in billions of dollars)	$108	$96	13

Net credit losses as a percentage of average loans	1.04%	1.57%

Revenue by business
Retail banking	$1,153	$1,116	3%
Citi-branded cards	748	684	9

Total	$1,901	$1,800	6%

Income from continuing operations by business
Retail banking	$281	$409	(31)%
Citi-branded cards	180	158	14

Total	$461	$567	(19)%

1Q11 vs. 1Q10

        Revenues, net of interest expense increased 6% to $1.9 billion, driven by higher cards purchase sales, investment sales, loan and deposit volumes, and the impact of FX translation. This was partially offset by lower spreads and a $70 million charge for the anticipated repurchase of certain securities.

        Net interest revenue increased 5% to $1.3 billion, mainly due to higher lending and deposit volumes and the impact of FX translation, partially offset by lower spreads.

        Non-interest revenue increased 6% to $575 million, primarily due to higher investment revenues, higher cards purchase sales, and the impact of FX translation, partially offset by the charge for the anticipated repurchase of certain securities and cards partnership payments.

        Operating expenses increased 22% to $1.1 billion, due to continued investment spending, incremental legal and related expenses, and the impact of FX translation. Higher operating expenses also reflected an increase in business volumes, partially offset by productivity saves.

        Provisions for loan losses and for benefits and claims decreased 26% to $178 million, mainly due to a 23% decline in net credit losses. These declines were partially offset by the impact of FX translation. The decrease in provision for loan losses and for benefits and claims also reflected continued credit quality improvement across the region, particularly in India, partially offset by increasing volumes.

 INSTITUTIONAL CLIENTS GROUP

        Institutional Clients Group (ICG) includes Securities and Banking and Transaction Services. ICG provides corporate, institutional, public sector and high-net-worth clients with a full range of products and services, including cash management, trade finance and services, securities services, trading, underwriting, lending and advisory services, around the world. ICG's international presence is supported by trading floors in approximately 75 countries and a proprietary network within Transaction Services in over 95 countries. At March 31, 2011, ICG had $997 billion of assets and $470 billion of deposits.

	First Quarter
In millions of dollars	2011	2010	% Change
Commissions and fees	$1,132	$1,108	2%
Administration and other fiduciary fees	744	721	3
Investment banking	793	953	(17)
Principal transactions	2,260	3,307	(32)
Other	(121)	398	NM

Total non-interest revenue	$4,808	$6,487	(26)%
Net interest revenue (including dividends)	3,754	3,953	(5)

Total revenues, net of interest expense	$8,562	$10,440	(18)%
Total operating expenses	5,119	4,597	11
Net credit losses	210	102	NM
Provision (release) for unfunded lending commitments	4	(7)	NM
Credit reserve build (release)	(396)	(180)	NM

Provisions for loan losses and benefits and claims	$(182)	$(85)	NM

Income from continuing operations before taxes	$3,625	$5,928	(39)%
Income taxes	1,075	1,812	(41)

Income from continuing operations	$2,550	$4,116	(38)%
Net income attributable to noncontrolling interests	13	26	(50)

Net income	$2,537	$4,090	(38)%

Average assets (in billions of dollars)	$996	$925	8%
Return on assets	1.03%	1.79%

Revenues by region
North America	$2,938	$4,192	(30)%
EMEA	2,895	3,348	(14)
Latin America	990	951	4
Asia	1,739	1,949	(11)

Total	$8,562	$10,440	(18)%

Income from continuing operations by region
North America	$571	$1,583	(64)%
EMEA	1,043	1,324	(21)
Latin America	442	421	5
Asia	494	788	(37)

Total	$2,550	$4,116	(38)%

Average loans by region (in billions of dollars)
North America	$66	$68	(3)%
EMEA	42	37	14
Latin America	24	22	9
Asia	44	30	47

Total	$176	$157	12%

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

	First Quarter
In millions of dollars	2011	2010	% Change
Net interest revenue	$2,324	$2,565	(9)%
Non-interest revenue	3,688	5,438	(32)

Revenues, net of interest expense	$6,012	$8,003	(25)%
Total operating expenses	3,802	3,437	11
Net credit losses	204	101	NM
Provisions for unfunded lending commitments	4	(7)	NM
Credit reserve build (release)	(397)	(162)	NM

Provisions for loan losses and benefits and claims	$(189)	$(68)	NM

Income before taxes and noncontrolling interests	$2,399	$4,634	(48)%
Income taxes	694	1,453	(52)
Income from continuing operations	1,705	3,181	(46)
Net income attributable to noncontrolling interests	9	21	(57)

Net income	$1,696	$3,160	(46)%

Average assets (in billions of dollars)	$875	$827	6%
Return on assets	0.79%	1.55%

Revenues by region
North America	$2,328	$3,553	(34)%
EMEA	2,059	2,515	(18)
Latin America	582	607	(4)
Asia	1,043	1,328	(21)

Total revenues	$6,012	$8,003	(25)%

Net income from continuing operations by region
North America	$458	$1,422	(68)%
EMEA	765	1,021	(25)
Latin America	272	269	1
Asia	210	469	(55)

Total net income from continuing operations	$1,705	$3,181	(46)%

Securities and Banking revenue details
Total investment banking	$851	$1,057	(19)%
Lending	244	243	—
Equity markets	1,070	1,213	(12)
Fixed income markets	3,795	5,380	(29)
Private bank	515	494	4
Other Securities and Banking	(463)	(384)	(21)

Total Securities and Banking revenues	$6,012	$8,003	(25)%

NM    Not meaningful

1Q11 vs. 1Q10

        Revenues, net of interest expense of $6.0 billion decreased 25% as compared to the prior-year period, primarily driven by lower fixed income markets revenues and negative CVA. CVA decreased $0.5 billion to negative $0.2 billion, mainly due to a greater narrowing of Citigroup spreads in the first quarter of 2011 compared to the first quarter of 2010. Fixed income markets revenues decreased 22% to $4.0 billion (excluding CVA, net of hedges, of negative $0.2 billion and positive $0.3 billion in the current quarter and prior-year period, respectively), reflecting weaker results in rates and currencies, credit products, and securitized products. Investment banking revenues declined 19% to $851 million, primarily reflecting lower revenues from municipal and investment grade debt underwriting. Equity markets declined 9% to $1.1 billion (excluding CVA, net of hedges, of negative $34 million and negative $5 million in the current quarter and prior-year period, respectively), driven by lower trading revenues related to principal positions, partially offset by growth in cash equities. The declines in these businesses were slightly offset by a 5% growth in private bank revenues, to $520 million (excluding CVA, net of hedges, of negative $5 million and negative $2 million in the current quarter and prior-year period, respectively).

        Operating expenses increased 11% to $3.8 billion. Excluding a litigation reserve release in the prior-year period, operating expenses increased 5%, mainly due to continued investment spending, higher business volumes and the impact of FX translation, partially offset by productivity savings.

        Provisions for loan losses and for benefits and claims decreased by $121 million to negative $189 million, mainly due to continued improvement in the corporate credit portfolio and net releases for specific counterparties.

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

	First Quarter
In millions of dollars	2011	2010	% Change
Net interest revenue	$1,430	$1,388	3%
Non-interest revenue	1,120	1,049	7

Total revenues, net of interest expense	$2,550	$2,437	5%
Total operating expenses	1,317	1,160	14
Provisions (releases) for credit losses and for benefits and claims	7	(17)	NM

Income before taxes and noncontrolling interests	$1,226	$1,294	(5)%
Income taxes	381	359	6
Income from continuing operations	845	935	(10)
Net income attributable to noncontrolling interests	4	5	(20)

Net income	$841	$930	(10)%

Average assets (in billions of dollars)	$121	$98	23%
Return on assets	2.82%	3.85%

Revenues by region
North America	$610	$639	(5)%
EMEA	836	833	—
Latin America	408	344	19
Asia	696	621	12

Total revenues	$2,550	$2,437	5%

Income from continuing operations by region
North America	$113	$161	(30)%
EMEA	278	303	(8)
Latin America	170	152	12
Asia	284	319	(11)

Total net income from continuing operations	$845	$935	(10)%

Key indicators (in billions of dollars)
Average deposits and other customer liability balances	$355	$319	11%
EOP assets under custody (in trillions of dollars)	13.0	11.8	10

NM    Not meaningful

1Q11 vs. 1Q10

        Revenues, net of interest expense, grew 5% to $2.6 billion compared to the prior-year period, as strong growth in both TTS and SFS, driven by Latin America and Asia, more than offset spread compression. Average customer liability balances and assets under custody were up 11% and 10%, to $355 million and $13 trillion, respectively, from the first quarter of 2010.

        Treasury and Trade Solutions revenue increased 3%, driven by stronger performances in the trade and cards businesses as well as increased balances, partially offset by spread compression.

        Securities and Fund Services revenues increased 9%, driven by higher asset valuations, inflows, and business volumes.

        Operating expenses increased 14% to $1.3 billion, due to continued investment spending primarily in operations and technology to support business expansion.

        Provisions for loan losses and for benefits and claims increased $24 million from the prior-year period, primarily reflecting a reserve release in the prior-year period.

 CITI HOLDINGS

        Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. Consistent with its strategy, Citi intends to exit these businesses as quickly as practicable in an economically rational manner through business divestitures, portfolio run-offs and asset sales. Citi Holdings' GAAP assets of $337 billion have been reduced by $166 billion from March 31, 2010, and $490 billion from the peak in the first quarter of 2008, and represented approximately 17% of Citi's assets as of March 31, 2011. Citi Holdings' risk-weighted assets of approximately $305 billion represented approximately 31% of Citi's risk-weighted assets as of March 31, 2011.

        Citi Holdings consists of the following: Brokerage and Asset Management, Local Consumer Lending, and Special Asset Pool.

	First Quarter
In millions of dollars	2011	2010	% Change
Net interest revenue	$2,630	$4,375	(40)%
Non-interest revenue	653	2,175	(70)

Total revenues, net of interest expense	$3,283	$6,550	(50)%

Provisions for credit losses and for benefits and claims
Net credit losses	$3,950	$5,241	(25)%
Credit reserve build (release)	(2,112)	340	NM

Provision for loan losses	$1,838	$5,581	(67)%
Provision for benefits and claims	216	243	(11)
Provision (release) for unfunded lending commitments	21	(26)	NM

Total provisions for credit losses and for benefits and claims	$2,075	$5,798	(64)%

Total operating expenses	$2,019	$2,573	(22)

Loss from continuing operations before taxes	$(811)	$(1,821)	55%
Benefits for income taxes	(264)	(946)	72

Loss from continuing operations	$(547)	$(875)	37%
Net income attributable to noncontrolling interests	61	11	NM

Citi Holdings net loss	$(608)	$(886)	31%

Balance sheet data (in billions of dollars)
Total EOP assets	$337	$503	(33)%

Total EOP deposits	$77	$86	(10)%

NM    Not meaningful

BROKERAGE AND ASSET MANAGEMENT

        Brokerage and Asset Management (BAM), which constituted approximately 8% of Citi Holdings by assets as of March 31, 2011, consists of Citi's global retail brokerage and asset management businesses. At March 31, 2011, BAM had approximately $27 billion of assets, primarily consisting of Citi's investment in, and assets related to, the Morgan Stanley Smith Barney joint venture (MSSB JV). As more fully described in Forms 8-K, filed with the SEC on January 14, 2009 and June 3, 2009, Morgan Stanley has options to purchase Citi's remaining stake in the MSSB JV over three years starting in 2012.

	First Quarter
In millions of dollars	2011	2010	% Change
Net interest revenue	$(46)	$(65)	—
Non-interest revenue	183	405	(55)%

Total revenues, net of interest expense	$137	$340	(60)%

Total operating expenses	$174	$237	(36)%

Net credit losses	$1	$11	(91)%
Credit reserve build (release)	(1)	(7)	86
Provision for unfunded lending commitments	—	—	—
Provision for benefits and claims	8	9	(11)

Provisions for credit losses and for benefits and claims	$8	$13	(38)%

Income (loss) from continuing operations before taxes	$(45)	$54	NM
Income taxes (benefits)	(35)	(22)	(59)%

Income (loss) from continuing operations	$(10)	$76	NM
Net income (loss) attributable to noncontrolling interests	2	(5)	NM

Net income (loss)	$(12)	$81	NM

EOP assets (in billions of dollars)	$27	$31	(13)%
EOP deposits (in billions of dollars)	58	59	(2)

NM    Not meaningful

1Q11 vs. 1Q10

        Revenues, net of interest expense decreased 60% to $137 million versus the prior-year period, mainly driven by the absence of the $78 million pretax gains on sales related to the Habitat and Colfondos businesses (LATAM asset management businesses) in the first quarter of 2010, and lower revenues from the MSSB JV.

        Operating expenses decreased 36% to $174 million from the prior-year period, mainly driven by lower legal settlements and reserves associated with Smith Barney.

        Provisions for credit losses and for benefits and claims decreased 38% to $8 million, mainly due to lower net credit losses.

        Assets decreased 13% versus the prior year, to $27 million, mostly driven by the sales of the Citi private equity business and the run-off of tailored loan portfolios.

 LOCAL CONSUMER LENDING

        Local Consumer Lending (LCL), which constituted approximately 70% of Citi Holdings assets as of March 31, 2011, includes a portion of Citigroup's North American mortgage business, retail partner cards, Western European cards and retail banking, CitiFinancial North America and other local Consumer finance businesses globally. At March 31, 2011, LCL had $237 billion of assets ($212 billion in North America). Approximately $120 billion of assets in LCL as of March 31, 2011 consisted of U.S. mortgages in the Company's CitiMortgage and CitiFinancial operations. The North American assets consist of residential mortgages (residential first mortgages and home equity loans), retail partner card loans, personal loans, commercial real estate (CRE), and other consumer loans and assets.

	First Quarter
In millions of dollars	2011	2010	% Change
Net interest revenue	$2,617	$4,020	(35)%
Non-interest revenue	536	650	(18)

Total revenues, net of interest expense	$3,153	$4,670	(32)%

Total operating expenses	$1,763	$2,165	(19)%

Net credit losses	$3,279	$4,938	(34)%
Credit reserve build (release)	(1,110)	386	NM
Provision for benefits and claims	208	234	(11)
Provision for unfunded lending commitments	—	—	—

Provisions for credit losses and for benefits and claims	$2,377	$5,558	(57)%

Loss from continuing operations before taxes	$(987)	$(3,053)	68%
Benefits for income taxes	(388)	(1,224)	68

Loss from continuing operations	$(599)	$(1,829)	67%
Net income attributable to noncontrolling interests	—	—	—

Net loss	$(599)	$(1,829)	67%

Average assets (in billions of dollars)	$246	$355	(31)%

Net credit losses as a percentage of average loans	6.15%	6.30%

NM    Not meaningful

1Q11 vs. 1Q10

        Revenues, net of interest expense decreased 32% to $3.2 billion from the prior-year period. Net interest revenue decreased 35% to $2.6 billion, primarily due to the impact of lower loan balances from portfolio run-off and continued asset sales, as well as the increase in reserves related to Japan Consumer Finance described below. Non-interest revenue declined 18% to $536 million, primarily due to the higher mortgage repurchase reserve charge ($122 million) in the current quarter.

        Operating expenses decreased 19% to $1.8 billion, primarily due to the impact of divestitures, lower volumes and productivity saves.

        Provisions for credit losses and for benefits and claims decreased 57% to $2.4 billion, reflecting a net $1.1 billion credit reserve release in the current quarter compared to a $400 million build in the prior-year quarter. Net credit losses were also lower year-over-year, driven by improvement in retail partner cards, U.S. mortgages and international portfolios.

        Assets declined 32% from the prior-year period, to $237 million, primarily driven by portfolio run-off and the impact of asset sales and divestitures.

Japan Consumer Finance

        During the first quarter of 2011, LCL recorded an additional charge of approximately $245 million (pretax) to increase its reserves related to customer refunds for the charging of gray zone interest in the Japan Consumer Finance business. For additional information on gray zone interest and Citi's Japan Consumer Finance business, see "Management's Discussion and Analysis—Citi Holdings—Local Consumer Lending" in Citigroup's 2010 Annual Report on Form 10-K. The increase in reserves during the first quarter reflected the recent trends in the market, including the previously disclosed bankruptcy of Takefuji, one of Japan's largest consumer finance companies.

        Citi continues to monitor and evaluate these developments and the potential impact to both currently and previously outstanding loans in this business, and its reserves related thereto. However, as previously disclosed, the trend in the type, number and amount of refund claims remains volatile, and accordingly, the potential full amount of losses and their impact on Citi, including its reserves related thereto, is subject to significant uncertainties and continues to be difficult to predict.

SPECIAL ASSET POOL

        Special Asset Pool (SAP), which constituted approximately 22% of Citi Holdings by assets as of March 31, 2011, consists of a portfolio of securities, loans and other assets that Citigroup intends to actively reduce over time through asset sales and portfolio run-off. At March 31, 2011, SAP had $73 billion of assets. SAP assets have declined by $255 billion, or 78%, from peak levels in 2007, reflecting cumulative write-downs, asset sales and portfolio run-off.

	First Quarter
In millions of dollars	2011	2010	% Change
Net interest revenue	$59	$420	(86)%
Non-interest revenue	(66)	1,120	NM

Revenues, net of interest expense	$(7)	$1,540	NM

Total operating expenses	$82	$135	(39)%

Net credit losses	$670	$292	NM
Provision (releases) for unfunded lending commitments	21	(26)	NM
Credit reserve builds (releases)	(1,001)	(39)	NM

Provisions for credit losses and for benefits and claims	$(310)	$227	NM

Income from continuing operations before taxes	$221	$1,178	(81)%
Income taxes	159	300	(47)

Net income from continuing operations	$62	$878	(93)%
Net income attributable to noncontrolling interests	59	16	NM

Net income	$3	$862	(100)%

EOP assets (in billions of dollars)	$73	$126	(42)%

NM    Not meaningful

1Q11 vs. 1Q10

        Revenues, net of interest expense decreased $1.5 billion versus the prior-year period, driven by a $709 million pretax, net loss from the movement of $12.7 billion of securities out of Investments held-to-maturity (HTM) during the first quarter of 2011, composed of the transfer of $10.0 billion of HTM securities to Trading account assets and the sale of $2.7 billion of HTM securities (Citi recognized a corresponding receivable from these unsettled sales as of March 31, 2011). See "Reclassification of HTM Securities to Trading" below. This loss was partially offset by positive marks of $501 million on private equity investments in the first quarter of 2011. First quarter of 2010 revenues included positive marks of $804 million on sub-prime related direct exposures.

        Operating expenses decreased 39% to $82 million, mainly driven by a decrease in transaction expenses and lower volumes.

        Provisions for credit losses and for benefits and claims decreased $537 million from the prior-year period, driven by increased releases of loan loss reserves of $962 million, partially offset by higher net credit losses of $378 million. Net credit losses more than doubled year-over-year, reflecting higher costs of loan sales and higher net credit losses on loans for which specific FAS 114 reserves had previously been established, which were released during the current quarter.

        Assets declined 42% to $73 million versus the prior-year period, primarily due to asset sales and amortization and prepayments.

Reclassification of HTM Securities to Trading

        As discussed further in Note 11 to the Consolidated Financial Statements, during the first quarter of 2011, the Company determined that it no longer had the intent to hold $12.7 billion of HTM securities to maturity. Accordingly, the Company reclassified $10.0 billion carrying value of mortgage-backed, other asset-backed, state and municipal, and corporate debt securities from Investments held-to-maturity to Trading account assets. The Company also sold an additional $2.7 billion of such HTM securities, recognizing a corresponding receivable from the unsettled sales as of March 31, 2011. As a result of these actions, the Company recorded a pretax net loss of $709 million ($427 million after tax) in the Consolidated Statement of Income for the three months ended March 31, 2011. Through April 29, 2011, the Company has sold $10.6 billion of the $12.7 billion of HTM securities.

        Citigroup reclassified and sold these securities as part of its overall efforts to mitigate the risk-weighted asset implications arising from significant new regulatory capital requirements which, although not yet fully implemented or formally adopted, are nonetheless currently being used to assess the regulatory capital status of the Company and other large U.S. banking organizations. If retained, the $12.7 billion of securities would have had an overall disproportionately higher risk-weighting under these new requirements compared to the remainder of Citi Holdings assets.

        The following table provides details of the composition of SAP assets as of March 31, 2011.

	Assets within Special Asset Pool as of March 31, 2011
In billions of dollars	Carrying value of assets	Face value	Carrying value as % of face value
Securities in available-for-sale (AFS)
Corporates	$5.0	$5.0	99%
Prime and non-U.S. mortgage-backed securities (MBS)	1.4	1.6	83
Auction rate securities (ARS)	1.8	2.2	81
Other securities	0.1	0.2	79

Total securities in AFS	$8.3	$9.0	91%

Securities in held-to-maturity (HTM)
Prime and non-U.S. MBS	$4.8	$5.8	83%
Alt-A mortgages	4.2	7.9	53
Corporates	2.6	2.7	97
Other securities(1)	2.3	2.7	82

Total securities in HTM	$13.9	$19.1	73%

Loans, leases and letters of credit (LCs) in held-for-investment (HFI)/held-for-sale (HFS)(2)
Corporates	$5.0	$5.2	96%
Commercial real estate (CRE)	2.8	2.9	97
Other(3)	1.3	1.2	107
Loan loss reserves	(1.0)	—	NM

Total loans, leases and LCs in HFI/HFS	$8.1	$9.3	87%

Mark to market (trading)
Subprime securities	$0.2	$2.2	9%
Other securities(4)	18.8	37.4	50
Derivatives	4.0	NM	NM
Loans, leases and LCs	2.3	3.2	73
Repurchase agreements	3.3	NM	NM

Total mark to market (trading)	$28.6	NM	NM

Highly leveraged finance commitments	$0.8	$1.2	67%
Equities (excludes ARS in AFS)	8.4	NM	NM
Consumer and other(5)	4.7	NM	NM

Total	$72.8

(1)
Includes assets previously held by structured investment vehicles (SIVs) ($1.6 billion of asset-backed securities, collateralized debt obligations (CDOs)/collateralized loan obligations (CLOs) and government bonds).

(2)
HFS accounts for approximately $1.0 billion of the total.

(3)
Includes $0.2 billion of subprime and $0.4 billion of leases.

(4)
Includes $4.6 billion of Alt-A, $4.4 billion of Corporate securities, $4.1 billion of ARS and $3.2 billion of Prime MBS.

(5)
Includes $1.2 billion of small business banking and finance loans and $0.8 billion of personal loans.

Excludes Discontinued Operations.

Totals may not sum due to rounding.

NM    Not meaningful

Note: Assets previously held by the Citi-advised SIVs have been allocated to the corresponding asset categories above. SAP had total CRE exposures of $5.6 billion at March 31, 2011, which included unfunded commitments of $1.8 billion. SAP had total subprime assets of $1.5 billion at March 31, 2011, including assets of $0.8 billion of subprime-related direct exposures and $0.7 billion of trading account positions, which includes securities purchased from CDO liquidations.

CORPORATE/OTHER

        Corporate/Other includes global staff functions (including finance, risk, human resources, legal and compliance) and other corporate expense, global operations and technology, residual Corporate Treasury and Corporate items. At March 31, 2011, this segment had approximately $281 billion of assets, or 14% of Citigroup's total assets, consisting primarily of Citi's liquidity portfolio, including $80 billion of cash and deposits with banks, and $153 billion of liquid available-for-sale securities.

	First Quarter
In millions of dollars	2011	2010
Net interest revenue	$88	$316
Non-interest revenue	(149)	33

Total revenues, net of interest expense	$(61)	$349

Total operating expenses	$706	$350
Provisions for loan losses and for benefits and claims	1	1

Loss from continuing operations before taxes	$(768)	$(2)
Benefits for income taxes	(251)	(37)

Income loss from continuing operations	$(517)	$35
Income (loss) from discontinued operations, net of taxes	40	211

Net income (loss) before attribution of noncontrolling interests	$(477)	$246
Net income (loss) attributable to noncontrolling interests	—	—

Net loss	$(477)	$246

1Q11 vs. 1Q10

        Revenues, net of interest expense declined $410 million to a negative $61 million, primarily due to lower investment yields in Treasury and net losses on hedging activities.

        Operating Expenses increased $356 million to $706 million, primarily due to legal and related expenses.

SEGMENT BALANCE SHEET AT MARCH 31, 2011

In millions of dollars	Regional Consumer Banking	Institutional Clients Group	Subtotal Citicorp	Citi Holdings	Corporate/Other, Discontinued Operations and Consolidating Eliminations	Total Citigroup Consolidated
Assets
Cash and due from banks	$7,769	$17,717	$25,486	$1,845	$511	$27,842
Deposits with banks	9,870	71,075	80,945	3,403	79,255	163,603
Federal funds sold and securities borrowed or purchased under agreements to resell	90	257,347	257,437	3,683	—	261,120
Brokerage receivables	3	28,984	28,987	10,607	1,307	40,901
Trading account assets	11,790	284,014	295,804	27,306	—	323,110
Investments	35,063	99,886	134,949	39,067	153,241	327,257
Loans, net of unearned income
Consumer	234,908	—	234,908	206,305	—	441,213
Corporate	—	183,401	183,401	12,522	—	195,923

Loans, net of unearned income	$234,908	$183,401	$418,309	$218,827	—	$637,136
Allowance for loan losses	(12,592)	(3,005)	(15,597)	(20,971)	—	(36,568)

Total loans, net	$222,316	$180,396	$402,712	$197,856	—	$600,568
Goodwill	10,884	10,976	21,860	4,479	—	26,339
Intangible assets (other than MSRs)	2,198	928	3,126	4,154	—	7,280
Mortgage servicing rights (MSRs)	2,232	80	2,312	2,378	—	4,690
Other assets	30,331	45,737	76,068	39,634	46,731	162,433
Assets of discontinued operations	—	—	—	2,672	—	2,672

Total assets	$332,546	$997,140	$1,329,686	$337,084	$281,045	$1,947,815

Liabilities and equity
Total deposits	$313,727	$470,262	$783,989	$77,066	$4,808	$865,863
Federal funds purchased and securities loaned or sold under agreements to repurchase	5,620	182,118	187,738	1	86	187,825
Brokerage payables	152	50,168	50,320	1	73	50,394
Trading account liabilities	43	144,501	144,544	1,802	—	146,346
Short-term borrowings	421	57,320	57,741	1,652	19,229	78,622
Long-term debt	2,340	77,373	79,713	14,214	282,614	376,541
Other liabilities	17,572	28,078	45,650	9,785	13,357	68,792
Liabilities of discontinued operations	—	—	—	39	—	39
Net inter-segment funding (lending)	(7,329)	(12,680)	(20,009)	232,524	(212,515)	—
Total Citigroup stockholders' equity	—	—	—	—	171,037	171,037
Noncontrolling interest	—	—	—	—	2,356	2,356

Total equity	—	—	—	—	173,393	173,393

Total liabilities and equity	$332,546	$997,140	$1,329,686	$337,084	$281,045	$1,947,815

        The supplemental information presented above reflects Citigroup's consolidated GAAP balance sheet by reporting segment as of March 31, 2011. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors' understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationship of the asset and liability dynamics of the balance sheet components among Citi's business segments.

 CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Citi generates capital through earnings from its operating businesses. However, Citi may augment, and during the financial crisis did augment, its capital through issuances of common stock, convertible preferred stock, preferred stock and equity issued through awards under employee benefit plans. Citi also augmented its regulatory capital through the issuance of subordinated debt underlying trust preferred securities, although the treatment of such instruments as regulatory capital will be phased out under Basel III and the Financial Reform Act (see "Capital Resources and Liquidity—Capital Resources—Regulatory Capital Standards Developments" and the "Risk Factors" section of Citi's 2010 Annual Report on Form 10-K). Further, the impact of future events on Citi's business results, such as corporate and asset dispositions, as well as changes in regulatory and accounting standards, also affects Citi's capital levels.

        Capital is used primarily to support assets in Citi's businesses and to absorb market, credit or operational losses. Capital may be used for other purposes, such as to pay dividends or repurchase common stock. However, Citi's ability to pay regular quarterly cash dividends of more than $0.01 per share, or to redeem or repurchase equity securities or trust preferred securities, is currently restricted (which such restriction may be waived) due to Citi's agreements with certain U.S. government entities, generally for so long as the U.S. government continues to hold any Citi trust preferred securities acquired in connection with the exchange offers consummated in 2009.

        For an overview of Citigroup's capital management framework, including Citi's Finance and Asset and Liability Committee (FinALCO), see "Capital Resources and Liquidity—Capital Resources—Overview" in Citigroup's 2010 Annual Report on Form 10-K.

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

        Citigroup's risk-weighted assets are principally derived from application of the risk-based capital guidelines related to the measurement of credit risk. Pursuant to these guidelines, on-balance-sheet assets and the credit equivalent amount of certain off-balance-sheet exposures (such as financial guarantees, unfunded lending commitments and letters of credit and derivatives) are assigned to one of several prescribed risk-weight categories based upon the perceived credit risk associated with the obligor, or if relevant, the guarantor, the nature of the collateral, or external credit ratings. Risk-weighted assets also incorporate a measure for market risk on covered trading account positions and all foreign exchange and commodity positions whether or not carried in the trading account. Excluded from risk-weighted assets are any assets, such as goodwill and deferred tax assets, to the extent required to be deducted from regulatory capital. See "Components of Capital Under Regulatory Guidelines" below.

        Citigroup is also subject to a Leverage ratio requirement, a non-risk-based measure of capital adequacy, which is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets.

        To be "well capitalized" under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. The following table sets forth Citigroup's regulatory capital ratios as of March 31, 2011 and December 31, 2010:

Citigroup Regulatory Capital Ratios

At period end	Mar. 31, 2011	Dec. 31, 2010
Tier 1 Common	11.34%	10.75%
Tier 1 Capital	13.26	12.91
Total Capital (Tier 1 Capital + Tier 2 Capital)	16.98	16.59
Leverage ratio	7.00	6.60

        As noted in the table above, Citigroup was "well capitalized" under the current federal bank regulatory agency definitions as of March 31, 2011 and December 31, 2010.

Components of Capital Under Regulatory Guidelines

In millions of dollars	March 31, 2011	December 31, 2010
Tier 1 Common
Citigroup common stockholders' equity	$170,725	$163,156
Less: Net unrealized losses on securities available-for-sale, net of tax(1)	(1,655)	(2,395)
Less: Accumulated net losses on cash flow hedges, net of tax	(2,498)	(2,650)
Less: Pension liability adjustment, net of tax(2)	(4,068)	(4,105)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in own credit worthiness, net of tax(3)	94	164
Less: Disallowed deferred tax assets(4)	34,093	34,946
Less: Intangible assets:
Goodwill	26,486	26,152
Other disallowed intangible assets	5,128	5,211
Other	(686)	(698)

Total Tier 1 Common	$112,459	$105,135

Qualifying perpetual preferred stock	$312	$312
Qualifying mandatorily redeemable securities of subsidiary trusts	17,813	18,003
Qualifying noncontrolling interests	926	868
Other	—	1,875

Total Tier 1 Capital	$131,510	$126,193

Tier 2 Capital
Allowance for credit losses(5)	$12,740	$12,627
Qualifying subordinated debt(6)	23,155	22,423
Net unrealized pretax gains on available-for-sale equity securities(1)	983	976

Total Tier 2 Capital	$36,878	$36,026

Total Capital (Tier 1 Capital and Tier 2 Capital)	$168,388	$162,219

Risk-weighted assets (RWA)(7)	$991,607	$977,629

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

(4)
Of Citi's approximately $51 billion of net deferred tax assets at March 31, 2011, approximately $13 billion of such assets were includable without limitation in regulatory capital pursuant to risk-based capital guidelines, while approximately $34 billion of such assets exceeded the limitation imposed by these guidelines and, as "disallowed deferred tax assets," were deducted in arriving at Tier 1 Capital. Citigroup's approximately $4 billion of other net deferred tax assets primarily represented approximately $1 billion of deferred tax effects of unrealized gains and losses on available-for-sale debt securities and approximately $3 billion of deferred tax effects of the pension liability adjustment, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

(5)
Includable up to 1.25% of risk-weighted assets. Any excess allowance for credit losses is deducted in arriving at risk-weighted assets.

(6)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(7)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $64.2 billion for interest rate, commodity and equity derivative contracts, foreign exchange contracts, and credit derivatives as of March 31, 2011, compared with $62.1 billion as of December 31, 2010. Market risk equivalent assets included in risk-weighted assets amounted to $60.9 billion at March 31, 2011 and $51.4 billion at December 31, 2010. Risk-weighted assets also include the effect of certain other off-balance-sheet exposures, such as unused lending commitments and letters of credit, and reflect deductions such as certain intangible assets and any excess allowance for credit losses.

Common Stockholders' Equity

        Citigroup's common stockholders' equity increased during the three months ended March 31, 2011 by $7.5 billion to $170.7 billion, and represented 8.8% of total assets as of March 31, 2011. The table below summarizes the change in Citigroup's common stockholders' equity during the first quarter of 2011:

In billions of dollars
Common stockholders' equity, December 31, 2010	$163.2
Net income(1)	3.0
Employee benefit plans and other activities(2)	0.3
Conversion of ADIA Upper DECs equity units purchase contract to common stock	1.9
Net change in accumulated other comprehensive income (loss), net of tax(1)	2.3

Common stockholders' equity, March 31, 2011	$170.7

(1)
Numbers reflect the net impact of the transfer of certain assets in SAP from Investments held-to-maturity to Trading account assets during the first quarter of 2011. See "Citi Holdings—Special Asset Pool" above and Note 11 to the Consolidated Financial Statements.

(2)
As of March 31, 2011, $6.7 billion of stock repurchases remained under Citi's authorized repurchase programs. No material repurchases were made in the first quarter of 2011 and the year ended December 31, 2010.

Tangible Common Equity and Tangible Book Value Per Share

        Tangible common equity (TCE), as defined by Citigroup, represents Common equity less Goodwill and Intangible assets (other than Mortgage Servicing Rights (MSRs)), and related net deferred tax assets. Other companies may calculate TCE in a manner different from that of Citigroup. Citi's TCE was $136.9 billion at March 31, 2011 and $129.4 billion at December 31, 2010.

        The TCE ratio (TCE divided by risk-weighted assets) was 13.8% at March 31, 2011 and 13.2% at December 31, 2010.

        TCE and tangible book value per share, as well as related ratios, are capital adequacy metrics used and relied upon by investors and industry analysts; however, they are non-GAAP financial measures for SEC purposes. A reconciliation of Citigroup's total stockholders' equity to TCE and book value per share to tangible book value per share, follows:

In millions at period end, except ratios and per share data	Mar. 31, 2011	Dec. 31, 2010
Total Citigroup stockholders' equity	$171,037	$163,468
Less:
Preferred stock	312	312

Common equity	$170,725	$163,156
Less:
Goodwill	26,339	26,152
Intangible assets (other than MSRs)	7,280	7,504
Goodwill related to Assets for Disc Ops held for sale	147	—
Intangible assets (other than MSRs) related to Assets for Disc Ops held for sale	18	—
Related net deferred tax assets	53	56

Tangible common equity (TCE)	$136,888	$129,444

Tangible assets
GAAP assets	$1,947,815	$1,913,902
Less:
Goodwill	26,339	26,152
Intangible assets (other than MSRs)	7,280	7,504
Goodwill related to Assets for Disc Ops held for sale	147	—
Intangible assets (other than MSRs) related to Assets for Disc Ops held for sale	18	—
Related deferred tax assets	358	359

Tangible assets (TA)	$1,913,673	$1,879,887

Risk-weighted assets (RWA)	$991,607	$977,629

TCE/TA ratio	7.15%	6.89%

TCE/RWA ratio	13.80%	13.24%

Common shares outstanding (CSO)	29,206.4	29,058.4
Book value per share (common equity/CSO)	$5.85	$5.61
Tangible book value per share (TCE/CSO)	$4.69	$4.45

Capital Resources of Citigroup's Depository Institutions

        Citigroup's U.S. subsidiary depository institutions are also subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the guidelines of the Federal Reserve Board.

        The following table sets forth the capital ratios of Citibank, N.A., Citi's primary subsidiary depository institution, as of March 31, 2011 and December 31, 2010.

Citibank, N.A. Components of Capital and Ratios Under Regulatory Guidelines

In billions of dollars at period end, except ratios	Mar. 31, 2011	Dec. 31, 2010
Tier 1 Common	$106.4	$103.9
Tier 1 Capital	107.1	104.6
Total Capital (Tier 1 Capital + Tier 2 Capital)	120.3	117.7

Tier 1 Common ratio	15.13%	15.07%
Tier 1 Capital ratio	15.23	15.17
Total Capital ratio	17.11	17.06
Leverage ratio	9.36	8.88

        There are various legal and regulatory limitations on the ability of Citigroup's subsidiary depository institutions to pay dividends to Citigroup and its non-bank subsidiaries. In determining the declaration of dividends, each depository institution must also consider its effect on applicable risk-based capital and Leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup did not receive any dividends from its subsidiary depository institutions during the first quarter of 2011. See also "Funding and Liquidity—Liquidity Transfer Between Entities" below.

Impact of Changes on Capital Ratios

        The following table presents the estimated sensitivity of Citigroup's and Citibank, N.A.'s capital ratios to changes of $100 million in Tier 1 Common, Tier 1 Capital or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator), based on financial information as of March 31, 2011. This information is provided for the purpose of analyzing the impact that a change in Citigroup's or Citibank, N.A.'s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Leverage ratio
	Impact of $100 million change in Tier 1 Common	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average total assets
Citigroup	1.0 bps	1.1 bps	1.0 bps	1.3 bps	1.0 bps	1.7 bps	0.5 bps	0.4 bps

Citibank, N.A.	1.4 bps	2.2 bps	1.4 bps	2.2 bps	1.4 bps	2.4 bps	0.9 bps	0.8 bps

Broker-Dealer Subsidiaries

        At March 31, 2011, Citigroup Global Markets Inc., a broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc., had net capital, computed in accordance with the SEC's net capital rule, of $7.9 billion, which exceeded the minimum requirement by $7.2 billion.

        In addition, certain of Citi's other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup's broker-dealer subsidiaries were in compliance with their capital requirements at March 31, 2011.

Regulatory Capital Standards Developments

        The prospective regulatory capital standards for financial institutions are currently subject to significant debate, rulemaking activity and uncertainty, both in the U.S. and internationally. For a discussion of these developments, see "Capital Resources and Liquidity—Capital Resources—Regulatory Capital Standards Developments" in Citi's 2010 Annual Report on Form 10-K.

FUNDING AND LIQUIDITY

Overview

        Citi's funding and liquidity objectives generally are to maintain ample liquidity to fund its existing asset base as well as grow its core businesses in Citicorp, while at the same time maintain sufficient excess liquidity, structured appropriately, so that it can operate under a wide variety of market conditions, including market disruptions for both short- and long-term periods.

        Due to various constraints that limit the free transfer of liquidity or capital between Citi-affiliated entities (as discussed below), Citigroup's primary liquidity objectives are established by entity, and in aggregate, across:

  (i)
  the non-bank, which is largely composed of the parent holding company (Citigroup), Citigroup Funding Inc. (CFI) and Citi's broker-dealer subsidiaries (collectively referred to in this section as "non-bank"); and

  (ii)
  Citi's bank subsidiaries, such as Citibank, N.A.

        At an aggregate level, Citigroup's goal is to ensure that there is sufficient funding in amount and tenor to ensure that aggregate liquidity resources are available for these entities. The liquidity framework requires that entities be self-sufficient or net providers of liquidity in their designated stress tests and have excess cash capital. For additional information on Citigroup's liquidity management and stress testing, see "Capital Resources and Liquidity—Funding and Liquidity" in Citi's 2010 Annual Report on Form 10-K.

        Citi's primary sources of funding include (i) deposits via Citi's bank subsidiaries, which are Citi's most stable and lowest-cost source of long-term funding, (ii) long-term debt (including trust preferred securities and other long-term collateralized financing) issued at the non-bank level and certain bank subsidiaries, and (iii) stockholders' equity. These sources are supplemented by short-term borrowings, primarily in the form of commercial paper and secured financing (securities loaned or sold under agreements to repurchase) at the non-bank level.

        As referenced above, Citigroup works to ensure that the structural tenor of these funding sources is sufficiently long in relation to the tenor of its asset base. In fact, the key goal of Citi's asset-liability management is to ensure that there is excess tenor in the liability structure so as to provide excess liquidity to fund the assets. The excess liquidity resulting from a longer-term tenor profile can effectively offset potential downward pressures on liquidity that may occur under stress. This excess funding is held in the form of aggregate liquidity resources, as described below.

Aggregate Liquidity Resources

	Non-bank			Significant bank entities			Total
In billions of dollars	Mar. 31, 2011	Dec.31, 2010	Mar. 31, 2010	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2010	Mar. 31, 2011	Dec.31, 2010	Mar. 31, 2010
Cash at major central banks	$12.1	$22.7	$9.5	$85.5	$82.1	$108.9	$97.6	$104.8	$118.4
Unencumbered liquid securities	83.4	71.8	72.8	167.6	145.3	128.7	251.0	217.1	201.5

Total	$95.5	$94.5	$82.3	$253.1	$227.4	$237.6	$348.6	$321.9	$319.9

        As noted in the table above, Citigroup's aggregate liquidity resources totaled $348.6 billion at March 31, 2011, compared with $321.9 billion at December 31, 2010 and $319.9 billion at March 31, 2010. These amounts are as of period-end, and may increase or decrease intra-period in the ordinary course of business. During the quarter ended March 31, 2011, the intra-quarter amounts did not fluctuate materially from the quarter-end amounts noted above.

        At March 31, 2011, Citigroup's non-bank "cash box" totaled $95.5 billion, compared with $94.5 billion at December 31, 2010 and $82.3 billion at March 31, 2010. This amount includes the liquidity portfolio and "cash box" held in the United States as well as government bonds and cash held by Citigroup's broker-dealer entities in the United Kingdom and Japan.

        Citigroup's bank subsidiaries had an aggregate of approximately $85.5 billion of cash on deposit with major central banks (including the U.S. Federal Reserve Bank, European Central Bank, Bank of England, Swiss National Bank, Bank of Japan, the Monetary Authority of Singapore, and the Hong Kong Monetary Authority) at March 31, 2011, compared with $82.1 billion at December 31, 2010 and $108.9 billion at March 31, 2010.

        Citigroup's bank subsidiaries also have significant additional liquidity resources through unencumbered highly liquid government and government-backed securities. These securities are available for sale or secured funding through private markets or by pledging to the major central banks. The liquidity value of these liquid securities was $167.6 billion at March 31, 2011, compared with $145.3 billion at December 31, 2010 and $128.7 billion at March 31, 2010. Significant amounts of cash and liquid securities are also available in other Citigroup entities.

        In addition to the highly liquid securities noted above, Citigroup's bank subsidiaries also maintain additional unencumbered securities and loans, which are currently pledged to the U.S. Federal Home Loan Banks (FHLB) and the U.S. Federal Reserve Bank's discount window.

Deposits

        Citi's deposit base stood at $866 billion at March 31, 2011, as compared with $845 billion at December 31, 2010 and $828 billion at March 31, 2010. Deposits can be interest bearing or non-interest bearing. Of the $866 billion of deposits at March 31, 2011, $144 billion were non-interest bearing, compared to $133 billion at December 31, 2010 and $112 billion at March 31, 2010. The remainder, or $722 billion, were interest-bearing, compared to $712 billion at December 31, 2010 and $716 billion at March 31, 2010.

        Year-over-year, deposits grew by $38 billion, or 5%, largely due to FX translation and higher deposit volumes in Transaction Services and Regional Consumer Banking. The $21 billion, or 3%, increase in deposits from the fourth quarter of 2010 was primarily due to increased balances in Transaction Services and FX translation.

        Citigroup continued to focus on maintaining a geographically diverse retail and corporate deposit base during the first quarter of 2011. At March 31, 2011, approximately 65% of deposits were located outside of the United States. In addition, as of March 31, 2011, interest-bearing deposits payable by Citigroup's foreign and domestic banking subsidiaries constituted 58% and 26% of total deposits, respectively, while non-interest-bearing deposits constituted 7% and 9%, respectively.

Long-Term Debt

        Long-term debt is an important funding source because of its multi-year maturity structure. At March 31, 2011, long-term debt outstanding for Citigroup was as follows:

In billions of dollars	Non-bank	Bank		Total Citigroup(1)
Long-term debt(2)(3)	$267.4	$109.1	(4)	$376.5

(1)
Total long-term debt at March 31, 2011 included $67.6 billion of long-term debt related to consolidated VIEs.

(2)
Original maturities of one year or more.

(3)
Of this amount, approximately $56.5 billion is guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP) with $18.5 billion maturing in 2011 and $38.0 billion maturing in 2012.

(4)
At March 31, 2011, collateralized advances from the FHLB were $17.5 billion.

        The table below details the long-term debt issuances of Citigroup during the past five quarters:

In billions of dollars	1Q10	2Q10		3Q10	4Q10		1Q11
Unsecured long-term debt issued	$1.3	$5.3	(1)	$7.6	$5.9	(2)	$6.8	(3)
Unsecured long-term debt issued on a local country level	1.7	0.9		2.1	2.2		1.3
Trust preferred securities	2.3	—		—	—		—
Secured debt and securitizations	2.0	—		—	2.5		—

Total	$7.3	$6.2		$9.7	$10.6		$8.1

(1)
Includes issuance of $1.9 billion of senior debt during the second quarter of 2010 pursuant to the remarketing of $1.9 billion of Citigroup Capital XXX trust preferred securities held by ADIA to enable the execution of a forward stock purchase contract in September 2010.

(2)
Includes the issuance of $1.9 billion of senior debt during the fourth quarter of 2010 pursuant to the remarketing of $1.9 billion of Citigroup Capital XXXI trust preferred securities held by ADIA to enable the execution of a forward stock purchase contract in March 2011.

(3)
Includes $0.5 billion of long-term FHLB issuance.

        During the first quarter of 2011, Citi issued approximately $6.3 billion of long-term debt, excluding FHLB issuances. Citi continues to expect to refinance an aggregate of approximately $20 billion of its maturing long-term debt during 2011, meaning it currently anticipates approximately $14 billion of issuance during the remainder of 2011. However, Citi continually reviews its funding and liquidity needs, and may adjust its expected issuances due to market conditions or regulatory requirements, among other factors.

The table below shows the aggregate annual maturities of Citi's long-term debt obligations:

	Expected Long-Term Debt Maturities as of March 31, 2011
In billions of dollars	2011(1)	2012	2013	2014	2015	Thereafter	Total
Senior/subordinated debt	$41.3	$63.3	$29.2	$24.5	$15.9	$88.4	$262.6
Local country maturities	6.2	5.2	3.8	2.3	1.7	5.0	24.2
Trust preferred securities	—	—	—	—	—	17.9	17.9
Securitized debt and securitizations	11.2	23.1	6.4	8.1	5.4	12.9	67.1
FHLB borrowings	12.5	0.5	2.5	—	—	3.0	18.5

Total long-term debt	$71.2	$92.1	$41.9	$34.9	$23.0	$127.2	$390.3

(1)
Includes $13.8 billion of first quarter 2011 maturities.

Structural Liquidity and Cash Capital

        The structural liquidity ratio, which is defined as the sum of deposits, long-term debt and stockholders' equity as a percentage of total assets, measures whether Citi's asset base is funded by sufficiently long-dated liabilities. Citi's structural liquidity ratio was 73% at March 31, 2011, 73% at December 31, 2010, and 71% at March 31, 2010.

        Another measure of Citi's structural liquidity is cash capital. Cash capital is a more detailed measure of the ability to fund the structurally illiquid portion of Citigroup's balance sheet. Cash capital measures the amount of long-term funding—or core customer deposits, long-term debt and equity—available to fund illiquid assets. Illiquid assets generally include loans (net of securitization adjustments), securities haircuts and other assets (i.e., goodwill, intangibles, fixed assets). At March 31, 2011, both the non-bank and the aggregate bank subsidiaries had cash capital in excess of Citi's liquidity requirements. In addition, as of March 31, 2011, the non-bank maintained liquidity to meet all maturing obligations in excess of a one-year period without access to the unsecured wholesale markets.

Short-Term Borrowings

        As referenced above, Citi supplements its primary sources of funding with short-term borrowings. Short-term borrowings generally include (i) secured financing (securities loaned or sold under agreements to repurchase) and (ii) short-term borrowings consisting of commercial paper and borrowings from banks and other market participants.

Secured Financing

        Secured financing is primarily conducted through Citi's broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the trading inventory. Secured financing appears as a liability on Citi's Consolidated Balance Sheet ("Securities Loaned or Sold Under Agreements to Repurchase"). As of March 31, 2011, secured financing was $187.8 billion and averaged approximately $214 billion during the quarter. Secured financing at March 31, 2011 decreased by $20.1 billion from $207.9 billion at March 31, 2010 and by $1.8 billion from $189.6 billion at December 31, 2010. Year over year, reverse repos and securities borrowing increased by $26.8 billion, and increased by $14.5 billion as compared to the fourth quarter of 2010.

        For additional information on Citi's secured financing activities, including the collateralization of such activity, see "Capital Resources and Liquidity—Funding and Liquidity" in Citigroup's 2010 Annual Report on Form 10-K.

Commercial Paper

        At March 31, 2011 and December 31, 2010, commercial paper outstanding for Citigroup's non-bank entities and bank subsidiaries, respectively, was as follows:

In millions of dollars	March 31, 2011	December 31, 2010
Commercial paper
Bank	$15,096	$14,987
Non-bank	9,481	9,670

Total	$24,577	$24,657

(1)
At March 31, 2011 and December 31, 2010, collateralized advances from the FHLBs were $9 billion and $10 billion, respectively.

Other Short-Term Borrowings

        At March 31, 2011, Citi's other short-term borrowings were $54.0 billion, compared with $54.1 billion at December 31, 2010 and $78.5 billion at March 31, 2010. This amount included $41.7 billion of borrowings from banks and other market participants, which includes borrowings from the FHLB. The average balance of borrowings from banks and other market participants for the quarter ended March 31, 2011 was approximately $42 billion. Other short-term borrowings also included $11.8 billion of broker borrowings at March 31, 2011, which averaged approximately $12 billion during the first quarter of 2011.

        See Note 15 to the Consolidated Financial Statements for further information on Citigroup's and its affiliates' outstanding long-term debt and short-term borrowings.

Liquidity Transfer Between Entities

        Liquidity is generally transferable within the non-bank, subject to regulatory restrictions (if any) and standard legal terms. Similarly, the non-bank can generally transfer excess liquidity into Citi's bank subsidiaries, such as Citibank, N.A. In addition, Citigroup's bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-dealer only in accordance with Section 23A of the Federal Reserve Act. As of March 31, 2011, the amount available for lending under Section 23A was approximately $25 billion, provided the funds are collateralized appropriately.

Credit Ratings

        Citigroup's ability to access the capital markets and other sources of funds, as well as the cost of these funds and its ability to maintain certain deposits, is dependent on its credit ratings. The table below indicates the current ratings for Citigroup and Citibank, N.A.

Citigroup's Debt Ratings as of March 31, 2011

	Citigroup Inc./Citigroup Funding Inc.(1)		Citibank, N.A.
	Senior debt	Commercial paper	Long- term	Short- term
Fitch Ratings (Fitch)	A+	F1+	A+	F1+
Moody's Investors Service (Moody's)	A3	P-1	A1	P-1
Standard & Poor's (S&P)	A	A-1	A+	A-1

(1)
As a result of the Citigroup guarantee, the ratings of, and changes in ratings for, CFI are the same as those of Citigroup.

Potential Impact of Ratings Downgrades

        Ratings downgrades by Fitch, Moody's or S&P could have material impacts on funding and liquidity through cash obligations, reduced funding capacity, and due to collateral triggers. Because of the current credit ratings of Citigroup, a one-notch downgrade of its senior debt/long-term rating may or may not impact Citigroup's commercial paper/short-term rating by one notch.

        As of March 31, 2011, Citi currently estimates that a one-notch downgrade of both the senior debt/long-term rating of Citigroup and a one-notch downgrade of Citigroup's commercial paper/short-term rating could result in the assumed loss of unsecured commercial paper ($8.7 billion) and tender option bonds funding ($0.3 billion), as well as derivative triggers and additional margin requirements ($0.5 billion). Other funding sources, such as secured financing and other margin requirements for which there are no explicit triggers, could also be adversely affected.

        As set forth in the table above, the aggregate liquidity resources of Citigroup's non-bank entities stood at approximately $96 billion as of March 31, 2011, in part as a contingency for such an event, and a broad range of mitigating actions are currently included in Citigroup's detailed contingency funding plans. These mitigating factors include, but are not limited to, accessing surplus funding capacity from existing clients, tailoring levels of secured lending, adjusting the size of select trading books, and collateralized borrowings from significant bank subsidiaries.

        Citi currently believes that a more severe ratings downgrade scenario, such as a two-notch downgrade of the senior debt/long-term rating of Citigroup, accompanied by a one-notch downgrade of Citigroup's commercial paper/short-term rating, could result in an additional $1.7 billion in funding requirements in the form of cash obligations and collateral.

        Further, as of March 31, 2011, a one-notch downgrade of the senior debt/long-term ratings of Citibank, N.A. could result in an approximate $4.7 billion funding requirement in the form of collateral and cash obligations. Because of the current credit ratings of Citibank, N.A., a one-notch downgrade of its senior debt/long-term rating is unlikely to have any impact on its commercial paper/short-term rating. Citi's significant bank entities, including Citibank, N.A., had aggregate liquidity resources of $253.1 billion at March 31, 2011, and also have detailed contingency funding plans that encompass a broad range of mitigating actions.

        For additional information on Citigroup's credit ratings, see "Capital Resources and Liquidity—Funding and Liquidity—Credit Ratings" and the "Risk Factors" section in Citi's 2010 Annual Report on Form 10-K.

MANAGING GLOBAL RISK

        Citigroup's risk management framework balances strong corporate oversight with well-defined independent risk management functions for each business and region, as well as cross-business product expertise. The Citigroup risk management framework is more fully described in Citigroup's 2010 Annual Report on Form 10-K.

CREDIT RISK

Loan and Credit Overview

        As of March 31, 2011, Citigroup's aggregate loan portfolio was $637.1 billion, down from $648.8 billion in the fourth quarter of 2010 and $721.8 billion in the prior-year period. Citi's total allowance for loan losses totaled $36.6 billion at March 31, 2011, a coverage ratio of 5.79% of total loans, down from 6.31% at December 31, 2010 and 6.80% at March 31, 2010.

        Net credit losses of $6.3 billion during the first quarter of 2011 decreased $2.1 billion from year-ago levels. The decrease consisted of a net decrease of $2.6 billion for Consumer loans (mainly a $1.7 billion decrease in LCL and a $932 million decrease in RCB) partially offset by an increase of $485 million for Corporate loans, ($108 million in ICG and approximately $380 million in SAP). The increase in net credit losses for Corporate loans during the first quarter of 2011 was due to the higher cost of loans sales, as well as losses from loans to specific counterparties for which reserves had previously been established and were released in the current quarter.

        Consumer non-accrual loans (excluding credit card receivables) totaled $9.3 billion at March 31, 2011, compared to $10.8 billion at December 31, 2010 and $15.6 billion at March 31, 2010. For total Consumer loans, the 90 days or more past due delinquency rate was 2.68% at March 31, 2011, compared to 2.99% at December 31, 2010 and 4.02% a year ago. The 30 to 89 days past due Consumer loan delinquency rate was 2.56% at March 31, 2011, compared to 2.92% at December 31, 2010 and 3.21% a year ago. During the first quarter of 2011, early- and later-stage delinquencies improved on a dollar and rate basis across most of the Consumer loan portfolios, driven by improvement in North America mortgages, both in residential first mortgages and home equity loans, Citi-branded cards in Citicorp and retail partner cards in Citi Holdings. The improvement in residential first mortgages was driven by continued asset sales and loans moving from trial to permanent modification under Citi's modification programs.

        Corporate non-accrual loans were $5.5 billion at March 31, 2011, compared to $8.6 billion at December 31, 2010 and $12.9 billion a year ago. The decrease in non-accrual loans from the prior quarter was mainly due to the recapitalization of Maltby Acquisitions Limited (Maltby), the holding company that controls EMI Group Ltd., during the first quarter of 2011, which resulted in Citi's acquisition of 100% of Maltby's share capital, as well as loan sales, write-offs and paydowns.

        During the first quarter of 2011, Citi had a net release of $3.3 billion from its credit reserves and allowance for unfunded lending commitments, compared to a net release of $2.3 billion in the fourth quarter of 2010 and a net release of $53 million in the first quarter of 2010. The release consisted of a net release of $2.0 billion for Consumer loans (mainly an $862 million release in RCB and a $1.1 billion release in LCL) and a net release of $1.4 billion for Corporate loans, principally related to previously established reserves for specific loans that offset charge-offs taken in the current quarter ($391 million in ICG and approximately $1.0 billion in SAP). Despite the reserve release during the quarter for Consumer loans, the coincident months of net credit loss coverage for the Consumer portfolio increased from 17.2 months in the fourth quarter of 2010 to 18.1 months at March 31, 2011, and increased from the year-ago level of 15.5 months.

        During the first quarter of 2011, Citi's overall mortgage foreclosure inventory continued to increase. As previously disclosed, to date, this increase has been offset in part by Citi's continued loan sales and conversions of trial modifications to permanent modifications (see "U.S. Consumer Mortgage Lending—Consumer Mortgage Quarterly Trends—Delinquencies and Net Credit Losses" below). To the extent these actions do not offset Citi's continued backlog in its foreclosure inventory, Citi's foreclosure inventory will further increase, which has broader implications for Citigroup's U.S. Consumer mortgage portfolios. Specifically, if Citigroup is unable to take possession of the underlying assets and sell the properties on a timely basis, growth in foreclosure inventory could:

  •
  increase the amount of 180+ day delinquencies in Citigroup's mortgage statistics;

  •
  increase Consumer non-accrual loans (90+ day delinquencies);

  •
  create a dampening effect on Citi's net interest margin as non-accrual assets build on the balance sheet;

  •
  negatively impact the amount ultimately realized for property subject to foreclosure (thereby increasing the "severity" risk, given the continued pressure on home prices in particular markets); and

  •
  cause additional costs to be incurred in collecting these assets as well as pursuant to potential governmental actions in the foreclosure area.

 Loans Outstanding

In millions of dollars	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010	2nd Qtr. 2010	1st Qtr. 2010
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$147,301	$151,469	$158,986	$171,102	$180,334
Installment, revolving credit, and other	26,346	28,291	29,455	61,867	69,111
Cards	113,763	122,384	120,781	125,337	127,818
Commercial and industrial	4,929	5,021	4,952	5,540	5,386
Lease financing	2	2	3	6	7

	$292,341	$307,167	$314,177	$363,852	$382,656

In offices outside the U.S.
Mortgage and real estate(1)	$53,030	$52,175	$50,692	$47,921	$49,421
Installment, revolving credit, and other	38,624	38,024	39,755	38,115	44,541
Cards	36,848	40,948	39,466	37,510	38,191
Commercial and industrial	19,632	18,584	17,653	16,420	14,828
Lease financing	626	665	639	677	771

	$148,760	$150,396	$148,205	$140,643	$147,752

Total consumer loans	$441,101	$457,563	$462,382	$504,495	$530,408
Unearned income	112	69	722	951	1,061

Consumer loans, net of unearned income	$441,213	$457,632	$463,104	$505,446	$531,469

Corporate loans
In U.S. offices
Commercial and industrial	$15,426	$14,334	$11,750	$11,656	$15,558
Loans to financial institutions	29,361	29,813	29,518	31,450	31,279
Mortgage and real estate(1)	19,397	19,693	21,479	22,453	21,283
Installment, revolving credit, and other	13,712	12,640	16,182	14,812	15,792
Lease financing	1,395	1,413	1,255	1,244	1,239

	$79,291	$77,893	$80,184	$81,615	$85,151

In offices outside the U.S.
Commercial and industrial	$71,381	$69,718	$67,531	$63,355	$62,854
Installment, revolving credit, and other	13,551	11,829	10,586	11,174	10,956
Mortgage and real estate(1)	6,086	5,899	6,272	7,301	9,771
Loans to financial institutions	22,965	22,620	24,019	20,646	19,003
Lease financing	511	531	568	582	663
Governments and official institutions	2,838	3,644	3,179	3,306	3,373

	$117,332	$114,241	$112,155	$106,364	$106,620

Total corporate loans	$196,623	$192,134	$192,339	$187,979	$191,771
Unearned income	(700)	(972)	(1,132)	(1,259)	(1,436)

Corporate loans, net of unearned income	$195,923	$191,162	$191,207	$186,720	$190,335

Total loans—net of unearned income	$637,136	$648,794	$654,311	$692,166	$721,804
Allowance for loan losses—on drawn exposures	(36,568)	(40,655)	(43,674)	(46,197)	(48,746)

Total loans—net of unearned income and allowance for credit losses	$600,568	$608,139	$610,637	$645,969	$673,058
Allowance for loan losses as a percentage of total loans—net of unearned income(2)	5.79%	6.31%	6.73%	6.72%	6.80%

Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(2)	7.47%	7.77%	8.16%	7.87%	7.84%

Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(2)	1.99%	2.76%	3.22%	3.59%	3.90%

(1)
Loans secured primarily by real estate.

(2)
All periods exclude loans which are carried at fair value.

 Details of Credit Loss Experience

In millions of dollars	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010	2nd Qtr. 2010	1st Qtr. 2010
Allowance for loan losses at beginning of period	$40,655	$43,674	$46,197	$48,746	$36,033

Provision for loan losses
Consumer	$3,444	$4,858	$5,345	$6,672	$8,244
Corporate	(545)	(219)	321	(149)	122

	$2,899	$4,639	$5,666	$6,523	$8,366

Gross credit losses
Consumer
In U.S. offices	$4,704	$5,231	$5,727	$6,379	$6,846
In offices outside the U.S.	1,429	1,620	1,701	1,774	1,797
Corporate
In U.S. offices	291	677	806	563	404
In offices outside the U.S.	707	256	265	290	155

	$7,131	$7,784	$8,499	$9,006	$9,202

Credit recoveries
Consumer
In U.S. offices	$396	$314	$341	$345	$323
In offices outside the U.S.	317	347	350	318	300
Corporate
In U.S. offices	51	159	78	307	177
In offices outside the U.S.	98	110	71	74	18

	$862	$930	$840	$1,044	$818

Net credit losses
In U.S. offices	$4,548	$5,435	$6,114	$6,290	$6,750
In offices outside the U.S.	1,721	1,419	1,545	1,672	1,634

Total	$6,269	$6,854	$7,659	$7,962	$8,384

Other—net(1)(2)(3)(4)(5)	$(717)	$(804)	$(530)	$(1,110)	$12,731

Allowance for loan losses at end of period(6)	$36,568	$40,655	$43,674	$46,197	$48,746

Allowance for loan losses as a % of total loans	5.79%	6.31%	6.73%	6.72%	6.80%
Allowance for unfunded lending commitments(7)	$1,105	$1,066	$1,102	$1,054	$1,122

Total allowance for loan losses and unfunded lending commitments	$37,673	$41,721	$44,776	$47,251	$49,868

Net consumer credit losses	$5,420	$6,190	$6,737	$7,490	$8,020
As a percentage of average consumer loans	4.89%	5.35%	5.78%	5.75%	6.04%

Net corporate credit losses	$849	$664	$922	$472	$364
As a percentage of average corporate loans	0.45%	0.35%	0.49%	0.25%	0.19%

Allowance for loan losses at end of period(8)
Citicorp	$15,597	$17,075	$17,371	$17,524	$18,503
Citi Holdings	20,971	23,580	26,303	28,673	30,243

Total Citigroup	$36,568	$40,655	$43,674	$46,197	$48,746

Allowance by type
Consumer(9)	$32,726	$35,445	$37,607	$39,578	$41,422
Corporate	3,842	5,210	6,067	6,619	7,324

Total Citigroup	$36,568	$40,655	$43,674	$46,197	$48,746

(1)
The first quarter of 2011 includes a reduction of approximately $560 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios and a reduction of $240 million related to the announced sale of the Egg Banking PLC credit card business.

(2)
The fourth quarter of 2010 includes a reduction of approximately $600 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios.

(3)
The third quarter of 2010 includes a reduction of approximately $54 million related to the announced sale of The Student Loan Corporation (the allowance was transferred to assets held-for-sale). Additionally, the third quarter of 2010 includes a reduction of approximately $950 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

(4)
The second quarter of 2010 includes a reduction of approximately $237 million related to the transfers to held-for-sale of the Canada cards portfolio and an auto portfolio. Additionally, second quarter of 2010 includes a reduction of approximately $480 million related to the sale or transfers to held-for-sale of U.S. real estate lending loans.

(5)
The first quarter of 2010 primarily includes $13.4 billion related to the impact of consolidating entities in connection with Citi's adoption of SFAS 166/167 on January 1, 2010 and reductions of approximately $640 million related to the sale or transfer to held-for-sale of U.S. and U.K. real estate lending loans.

(6)
Included in the allowance for loan losses are reserves for loans which have been modified subject to troubled debt restructurings (TDRs) of $8,417 million, $7,609 million, $7,090 million, $7,320 million, and $6,926 million as of March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively.

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

(9)
Included in the first quarter of 2011 Consumer loan loss reserve is $16.8 billion related to Citi's global credit card portfolio.

 Impaired Loans, Non-Accrual Loans and Assets, and Renegotiated Loans

        The following pages include information on Citi's "Impaired Loans," "Non-Accrual Loans and Assets" and "Renegotiated Loans." There is a certain amount of overlap among these categories. The following general summary provides a basic description of each category:

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

  •
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

        As of March 31, 2011, Consumer smaller-balance homogenous loans included in short-term modification programs amounted to approximately $5.0 billion. The allowance for loan losses for these loans is materially consistent with the requirements of ASC 310-10-35.

        The following table presents information about impaired loans:

In millions of dollars	March 31, 2011	Dec. 31, 2010
Non-accrual corporate loans
Commercial and industrial	$1,943	$5,125
Loans to financial institutions	1,094	1,258
Mortgage and real estate	1,826	1,782
Lease financing	42	45
Other	576	400

Total non-accrual corporate loans	$5,481	$8,610

Impaired consumer loans(1)
Mortgage and real estate	$18,953	$17,677
Installment and other	3,343	3,745
Cards	6,276	5,906

Total impaired consumer loans	$28,572	$27,328

Total(2)(3)	$34,053	$35,938

Non-accrual corporate loans with valuation allowances	$3,031	$6,324
Impaired consumer loans with valuation allowances	27,360	25,949

Non-accrual corporate valuation allowance	$898	$1,689
Impaired consumer valuation allowance	8,605	7,735

Total valuation allowances(4)	$9,503	$9,424

(1)
Prior to 2008, Citi's financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers' financial difficulties and it was determined that a concession was granted to the borrower. Smaller-balance Consumer loans modified since January 1, 2008 amounted to $27.8 billion and $26.6 billion at March 31, 2011 and December 31, 2010, respectively. However, information derived from Citi's risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $29.2 billion and $28.2 billion at March 31, 2011 and December 31, 2010, respectively.

(2)
Excludes deferred fees/costs.

(3)
Excludes loans purchased for investment purposes.

(4)
Included in the Allowance for loan losses.

Non-Accrual Loans and Assets

        The table below summarizes Citigroup's non-accrual loans as of the periods indicated. Non-accrual loans are loans in which the borrower has fallen behind in interest payments or, for Corporate and Consumer (commercial market) loans, where Citi has determined that the payment of interest or principal is doubtful and which are therefore considered impaired. In situations where Citi reasonably expects that only a portion of the principal and/or interest owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income. There is no industry-wide definition of non-accrual assets, however, and as such, analysis across the industry is not always comparable.

        Corporate non-accrual loans may still be current on interest payments but are considered non-accrual as Citi has determined that the future payment of interest and/or principal is doubtful. Consistent with industry conventions, Citi generally accrues interest on credit card loans until such loans are charged-off, which typically occurs at 180 days contractual delinquency. As such, the non-accrual loan disclosures in this section do not include U.S. credit card loans.

Non-accrual loans

In millions of dollars	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010	2nd Qtr. 2010	1st Qtr. 2010
Citicorp	$5,102	$4,909	$4,928	$4,510	$5,024
Citi Holdings	9,710	14,498	17,491	20,302	23,544

Total non-accrual loans (NAL)	$14,812	$19,407	$22,419	$24,812	$28,568

Corporate NAL(1)
North America	$1,997	$2,112	$3,299	$4,411	$5,660
EMEA(2)	2,427	5,327	5,473	5,508	5,834
Latin America	606	701	658	570	608
Asia	451	470	517	547	830

	$5,481	$8,610	$9,947	$11,036	$12,932

Citicorp	$3,256	$3,081	$2,961	$2,573	$2,975
Citi Holdings	2,225	5,529	6,986	8,463	9,957

	$5,481	$8,610	$9,947	$11,036	$12,932

Consumer NAL(1)
North America	$7,068	$8,540	$9,978	$11,289	$12,966
EMEA	667	662	758	690	790
Latin America	1,034	1,019	1,150	1,218	1,246
Asia	562	576	586	579	634

	$9,331	$10,797	$12,472	$13,776	$15,636

Citicorp	$1,846	$1,828	$1,967	$1,937	$2,049
Citi Holdings	7,485	8,969	10,505	11,839	13,587

	$9,331	$10,797	$12,472	$13,776	$15,636

(1)
Excludes purchased distressed loans as they are generally accreting interest until write-off. The carrying value of these loans was $453 million at March 31, 2011, $469 million at December 31, 2010, $568 million at September 30, 2010, $672 million at June 30, 2010, and $804 million at March 31, 2010.

(2)
Reflects the recapitalization of Maltby Acquisitions Limited, the holding company that controls EMI Group Ltd., during the first quarter of 2011.

[Statement continues on the next page]

Non-Accrual Loans and Assets (continued)

        The table below summarizes Citigroup's other real estate owned (OREO) assets. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

Non-Accrual Assets

OREO (in millions of dollars)	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010	2nd Qtr. 2010	1st Qtr. 2010
Citicorp	$776	$826	$879	$866	$881
Citi Holdings	787	863	855	800	632
Corporate/Other	14	14	7	7	8

Total OREO	$1,577	$1,703	$1,741	$1,673	$1,521

North America	$1,331	$1,440	$1,470	$1,422	$1,291
EMEA	140	161	164	146	134
Latin America	52	47	53	49	51
Asia	54	55	54	56	45

	$1,577	$1,703	$1,741	$1,673	$1,521

Other repossessed assets	$21	$28	$38	$55	$64

Non-accrual assets (NAA)—Total Citigroup	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010	2nd Qtr. 2010	1st Qtr. 2010
Corporate NAL	$5,481	$8,610	$9,947	$11,036	$12,932
Consumer NAL	9,331	10,797	12,472	13,776	15,636

NAL	$14,812	$19,407	$22,419	$24,812	$28,568

OREO	$1,577	$1,703	$1,741	$1,673	$1,521
Other repossessed assets	21	28	38	55	64

NAA	$16,410	$21,138	$24,198	$26,540	$30,153

NAL as a percentage of total loans	2.32%	2.99%	3.43%	3.58%	3.96%
NAA as a percentage of total assets	0.84%	1.10%	1.22%	1.37%	1.51%
Allowance for loan losses as a percentage of NAL(1)	247%	209%	195%	186%	171%

NAA—Total Citicorp	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010	2nd Qtr. 2010	1st Qtr. 2010
NAL	$5,102	$4,909	$4,928	$4,510	$5,024
OREO	776	826	879	866	881
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

NAA	$5,878	$5,735	$5,807	$5,376	$5,905

NAA as a percentage of total assets	0.44%	0.45%	0.45%	0.44%	0.48%
Allowance for loan losses as a percentage of NAL(1)	306%	348%	352%	389%	368%

NAA—Total Citi Holdings
NAL	$9,710	$14,498	$17,491	$20,302	$23,544
OREO	787	863	855	800	632
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

NAA	$10,497	$15,361	$18,346	$21,102	$24,176

NAA as a percentage of total assets	3.11%	4.28%	4.36%	4.54%	4.81%
Allowance for loan losses as a percentage of NAL(1)	216%	163%	150%	141%	128%

(1)
The allowance for loan losses includes the allowance for credit card ($16.8 billion at March 31, 2011) and purchased distressed loans, while the non-accrual loans exclude credit card balances and purchased distressed loans, as these generally continue to accrue interest until write-off.

N/A Not available at the Citicorp or Citi Holdings level.

Renegotiated Loans

        The following table presents Citi's renegotiated loans, which represent loans modified in TDRs.

In millions of dollars	Mar. 31, 2011	Dec. 31, 2010
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$199	$240
Mortgage and real estate(3)	298	61
Other	608	699

	$1,105	$1,000

In offices outside the U.S.
Commercial and industrial(2)	$213	$207
Mortgage and real estate(3)	77	90
Other	8	18

	$298	$315

Total corporate renegotiated loans	$1,403	$1,315

Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate	$18,900	$17,717
Cards	5,099	4,747
Installment and other	1,656	1,986

	$25,655	$24,450

In offices outside the U.S.
Mortgage and real estate	$931	$927
Cards	1,178	1,159
Installment and other	1,649	1,875

	$3,758	$3,961

Total consumer renegotiated loans	$29,413	$28,411

(1)
Includes $705 million and $553 million of non-accrual loans included in the non-accrual assets table above, at March 31, 2011 and December 31, 2010, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at March 31, 2011, Citi also modified $59 million and $362 million of commercial loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in U.S. offices and in offices outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs, at March 31, 2011, Citi also modified $161 million and $118 million of commercial real estate loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in U.S. offices and in offices outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $2,242 million and $2,751 million of non-accrual loans included in the non-accrual assets table above at March 31, 2011 and December 31, 2010, respectively. The remaining loans are accruing interest.

(5)
Includes $18 million and $22 million of commercial real estate loans at March 31, 2011 and December 31, 2010, respectively.

(6)
Includes $165 million and $177 million of commercial loans at March 31, 2011 and December 31, 2010, respectively.

(7)
Smaller-balance homogeneous loans were derived from Citi's risk management systems.

        In certain circumstances, Citigroup modifies certain of its Corporate loans involving a non-troubled borrower. These modifications are subject to Citi's normal underwriting standards for new loans and are made in the normal course of business to match customers' needs with available Citi products or programs (these modifications are not included in the table above). In other cases, loan modifications involve a troubled borrower to whom Citi may grant a concession (modification). Modifications involving troubled borrowers may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt, or reduction of past accrued interest. In cases where Citi grants a concession to a troubled borrower, Citi accounts for the modification as a TDR under ASC 310-40 and the related allowance under ASC 310-10-35.

 North America Consumer Mortgage Lending

Overview

        Citi's North America Consumer mortgage portfolio consists of both residential first mortgages and home equity loans. Home equity loans include both fixed rate home equity loans and loans extended under home equity lines of credit which are typically in junior lien positions. As of March 31, 2011, the residential first mortgage portfolio totaled approximately $98 billion, while the home equity loan portfolio was approximately $48 billion. Although the majority of the Consumer mortgage portfolio is recorded in LCL within Citi Holdings, there are $22 billion of residential first mortgages and $4 billion of home equity loans reported in Citicorp.

        Citi's residential first mortgage portfolio includes $9.2 billion of loans with FHA or VA guarantees. These portfolios consist of loans originated to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally have higher loan-to-value ratios (LTVs). Losses on FHA loans are borne by the sponsoring agency, provided that the insurance has not been breached as a result of an origination defect. The VA establishes a loan-level loss cap, beyond which Citi is liable for loss. FHA and VA loans have high delinquency rates but, given the guarantees, Citi has experienced negligible credit losses on these loans. The residential first mortgage portfolio also includes $1.5 billion of loans with LTVs above 80%, which have insurance through private mortgage insurance (PMI) companies, and $1.6 billion of loans subject to long-term standby commitments (LTSC), with U.S. government-sponsored entities (GSEs), for which Citi has limited exposure to credit losses. Citi's home equity loan portfolio also includes $0.5 billion of loans subject to LTSCs with GSEs, for which Citi has limited exposure to credit losses. Citi's allowance for loan loss calculations takes into consideration the impact of these guarantees.

Consumer Mortgage Quarterly Trends—Delinquencies and Net Credit Losses

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citi's residential first mortgage and home equity loan portfolios in North America. As set forth in the charts below, delinquencies of 90 days or more in both residential first mortgages and home equity loans continued to improve during the first quarter of 2011.

        For residential first mortgages, delinquencies of 90 days or more were down for the fifth consecutive quarter, and were down more than 50% from the year-ago period. Net credit losses increased slightly from the fourth quarter of 2010 due to lower recoveries, but were down approximately 24% from the year-ago period. The sequential decline in residential first mortgage delinquencies was mostly due to Citi's continued asset sales and trial modifications converting into permanent modifications. During the first quarter of 2011, Citi sold approximately $1.1 billion in delinquent first mortgages, and has sold approximately $6 billion of delinquent mortgages since the beginning of 2010. In addition, over the past eight quarters, Citi has converted approximately $5.3 billion of trial modifications under Citi's loan modification programs to permanent modifications, more than three-quarters of which were pursuant to the U.S. Treasury's Home Affordable Modification Program (HAMP). For information on Citi's loan modification programs regarding mortgages, see "Consumer Loan Modification Programs" below.

Note: Includes loans for Canada and Puerto Rico. Excludes loans that are guaranteed by U.S. government agencies.

Note: Includes loans for Canada and Puerto Rico.

Consumer Mortgage FICO and LTV

        Data appearing in the tables below have been sourced from Citigroup's risk systems and, as such, may not reconcile with disclosures elsewhere generally due to differences in methodology or variations in the manner in which information is captured. The data has been reclassified to conform to the current period's presentation. Citi has noted such variations in instances where it believes they could be material to reconcile to the information presented elsewhere.

        Citi does not offer option adjustable rate mortgages (ARMs)/negative amortizing mortgage products to its customers. As a result, option ARMs/negative amortizing mortgages represent an insignificant portion of total balances, since they were acquired only incidentally as part of prior portfolio and business purchases.

        A portion of loans in the U.S. Consumer mortgage portfolio currently require a payment to satisfy only the current accrued interest for the payment period, or an interest-only payment. As of March 31, 2011, Citi's home equity loan portfolio included approximately $26 billion of home equity lines of credit (HELOCs) that are still within their revolving period and have not commenced amortization. The interest-only payment feature during the revolving period is standard for the HELOC product across the industry. The residential first mortgage portfolio contains approximately $16 billion of ARMs that are currently required to make an interest-only payment. These loans will be required to make a fully amortizing payment upon expiration of their interest-only payment period, and most will do so within a few years of origination. Borrowers that are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. Residential first mortgages with this payment feature are primarily to high-credit-quality borrowers that have on average significantly higher origination and refreshed FICO scores than other loans in the residential first mortgage portfolio.

Loan Balances

        Residential First Mortgages—Loan Balances.    As a consequence of the economic environment and the decrease in housing prices, LTV and FICO scores have generally deteriorated since origination, although the negative FICO migration has generally stabilized. On a refreshed basis, approximately 33% of residential first mortgages had a LTV ratio above 100%, compared to approximately 0% at origination. Approximately 27% of residential first mortgages had FICO scores less than 620 on a refreshed basis, compared to 16% at origination.

Balances: March 31, 2011—Residential First Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	58%	6%	7%
80% < LTV ≤ 100%	13%	7%	9%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	27%	4%	8%
80% < LTV ≤ 100%	17%	3%	8%
LTV > 100%	18%	4%	11%

Note: NM—Not meaningful. Residential first mortgages table excludes loans in Canada and Puerto Rico. Table excludes loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Table also excludes $1 billion from At Origination balances and $0.4 billion from Refreshed balances for which FICO or LTV data was unavailable. Balances exclude deferred fees/costs. Refreshed FICO scores based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the Core Logic Housing Price Index (HPI) or the Federal Housing Finance Agency Price Index.

        Home Equity—Loan Balances.    In the home equity loan portfolio, the majority of loans are in the higher FICO categories. Economic conditions and the decrease in housing prices generally caused a migration towards lower FICO scores and higher LTV ratios, although the negative migration slowed. Approximately 45% of home equity loans had refreshed LTVs above 100%, compared to approximately 0% at origination. Approximately 17% of home equity loans had FICO scores less than 620 on a refreshed basis, compared to 4% at origination.

Balances: March 31, 2011—Home Equity Loans

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	54%	2%	2%
80% < LTV ≤ 100%	37%	3%	2%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	25%	2%	3%
80% < LTV ≤ 100%	18%	2%	5%
LTV > 100%	32%	4%	9%

Note: NM—Not meaningful. Home equity loans table excludes loans in Canada and Puerto Rico. Table excludes loans subject to LTSCs. Table also excludes $2.1 billion from At Origination balances and $0.3 billion from Refreshed balances for which FICO or LTV data was unavailable. Balances exclude deferred fees/costs. Refreshed FICO scores are based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the Core Logic Housing Price Index (HPI) or the Federal Housing Finance Agency Price Index.

Delinquencies

        The tables below provide delinquency statistics for loans 90 or more days past due (90+DPD) as a percentage of outstandings in each of the FICO/LTV combinations, in both the residential first mortgage and home equity loan portfolios, at March 31, 2011. For example, loans with FICO ≥ 660 and LTV ≤ 80% at origination have a 90+DPD rate of 3.1%.

        As evidenced by the tables below, loans with FICO scores of less than 620 continue to exhibit significantly higher delinquencies than in any other FICO band. Similarly, loans with LTVs greater than 100% have higher delinquencies than LTVs of less than or equal to 100%. The dollar balances and percentages of loans 90+DPD have declined for both the residential first mortgage and home equity loan portfolios from December 31, 2010.

Delinquencies: 90+DPD Rates—Residential First Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	3.1%	7.6%	9.6%
80% < LTV ≤ 100%	5.9%	9.8%	12.3%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	0.2%	2.9%	12.0%
80% < LTV ≤ 100%	0.5%	5.0%	15.8%
LTV > 100%	1.1%	8.4%	19.8%

Note: NM—Not meaningful. 90+DPD are based on balances referenced in the tables above.

Delinquencies: 90+DPD Rates—Home Equity Loans

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	1.7%	4.0%	5.6%
80% < LTV ≤100%	3.3%	5.5%	6.1%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	0.1%	1.7%	9.5%
80% < LTV ≤ 100%	0.1%	2.3%	10.4%
LTV > 100%	0.3%	3.4%	15.1%

Note: NM—Not meaningful. 90+DPD are based on balances referenced in the tables above.

Origination Channel, Geographic Distribution and Origination Vintage

        The following tables detail Citi's residential first mortgage and home equity loan portfolios by origination channels, geographic distribution and origination vintage.

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

Residential First Mortgages: March 31, 2011

        As of March 31, 2011, approximately 50% of the residential first mortgage portfolio was originated through third-party channels. Given that loans originated through correspondents have historically exhibited higher 90+DPD delinquency rates than retail originated mortgages, Citi terminated business with a number of correspondent sellers in 2007 and 2008. During 2008, Citi also severed relationships with a number of brokers, maintaining only those who have produced strong, high-quality and profitable volume. 90+DPD delinquency amounts have generally improved from December 31, 2010.

CHANNEL ($ in billions)	Residential First Mortgages	Channel % Total	90+DPD %	*FICO < 620	*LTV > 100%
Retail	$41.0	49.6%	4.3%	$11.9	$8.9
Broker	$13.3	16.1%	4.7%	$2.2	$5.5
Correspondent	$28.3	34.3%	7.5%	$8.6	$12.9

*
Refreshed FICO and LTV.

Note: Residential first mortgages table excludes Canada and Puerto Rico, deferred fees/costs, loans recorded at fair value, loans guaranteed by U.S. government agencies and loans subject to LTSCs.

Home Equity Loans: March 31, 2011

        For home equity loans, approximately 43% of the loans were originated through third-party channels. As these loans have demonstrated a higher incidence of delinquencies, Citi no longer originates home equity loans through third-party channels. 90+DPD delinquency amounts marginally improved from December 31, 2010.

CHANNEL ($ in billions)	Home Equity	Channel % Total	90+DPD %	*FICO < 620	*LTV > 100%
Retail	$26.6	57.0%	1.9%	$4.3	$7.6
Broker	$10.7	23.0%	3.5%	$1.7	$6.5
Correspondent	$9.3	20.0%	3.2%	$2.0	$6.9

*
Refreshed FICO and LTV.

Note: Excludes Canada and Puerto Rico, deferred fees/costs and loans subject to LTSCs.

By State

        Approximately half of Citi's U.S. Consumer mortgage portfolio is located in five states: California, New York, Florida, Illinois and Texas. These states represent 50% of Citi's residential first mortgages and 56% of home equity loans.

        With respect to residential first mortgages, Florida and Illinois had above average 90+DPD delinquency rates as of March 31, 2011. Florida has 58% of its residential first mortgage portfolio with refreshed LTV > 100%, compared to 33% overall for residential first mortgages. Illinois has 45% of its loan portfolio with refreshed LTV > 100%. Texas, despite having 39% of its portfolio with FICO < 620, had a lower delinquency rate relative to the overall portfolio. Texas had 7% of its loan portfolio with refreshed LTV > 100%.

        In the home equity loan portfolio, Florida continued to experience above-average delinquencies at 4.1% as of March 31, 2011, with approximately 67% of its loans with refreshed LTV > 100%, compared to 45% overall for the home equity loan portfolio.

By Vintage

        For Citigroup's combined U.S. Consumer mortgage portfolio (residential first mortgages and home equity loans), as of March 31, 2011, approximately half of the portfolio consisted of 2006 and 2007 vintages, which demonstrate above average delinquencies. In residential first mortgages, approximately 39% of the portfolio is of 2006 and 2007 vintages, which had 90+DPD rates well above the overall portfolio rate, at 7.1% for 2006 and 7.7% for 2007. In home equity loans, 58% of the portfolio is of 2006 and 2007 vintages, which again had higher delinquencies compared to the overall portfolio rate, at 3.2% for 2006 and 2.8% for 2007.

FICO and LTV Trend Information—U.S. Consumer Mortgage Lending

Residential First Mortgages (in billions of dollars)	Home Equity (in billions of dollars)

Note: Residential first mortgages chart/table excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Balances exclude deferred fees/costs. Balances based on refreshed FICO and LTV ratios. Chart/table also excludes balances for which FICO or LTV data was unavailable ($0.4 billion in 1Q10, $0.4 billion in 2Q10, $0.4 billion in 3Q10, $0.4 billion in 4Q10, and $0.4 billion in 1Q11).
Note: Home equity loan chart/table excludes loans in Canada and Puerto Rico, and loans subject to LTSCs. Balances exclude deferred fees/costs. Balances based on refreshed FICO and LTV ratios. Chart/table also excludes balances for which FICO or LTV data was unavailable ($0.3 billion in 1Q10, $0.3 billion in 2Q10, $0.3 billion in 3Q10, $0.3 billion in 4Q10, and $0.3 billion in 1Q11).

        As of March 31, 2011, the residential first mortgage portfolio was approximately $82 billion, a reduction of $13 billion, or 14%, from March 31, 2010. Residential first mortgages with refreshed FICO scores below 660 and refreshed LTV above 100% were $12.4 billion as of March 31, 2011, $3.9 billion, or 24%, lower than the balance as of March 31, 2010. Similarly, the home equity loan portfolio was approximately $46 billion as of March 31, 2011, a reduction of $8 billion, or 14%, from March 31, 2010. Home equity loans with refreshed FICO scores below 660 and refreshed LTV above 100% were $6.2 billion as of March 31, 2011, $1.4 billion, or 18%, lower than the balance as of March 31, 2010. Across both portfolios, 90+ DPD rates have generally improved since March 31, 2010 across each of the FICO/LTV segments outlined above, particularly those segments with refreshed FICO scores below 660.

North America Cards

Overview

        Citi's North America cards portfolio consists of its Citi-branded and retail partner cards portfolios reported in Citicorp—Regional Consumer Banking and Citi Holdings—Local Consumer Lending, respectively. As of March 31, 2011, the Citi-branded portfolio totaled $73 billion, while the retail partner cards portfolio was $41 billion.

        Beginning as early as 2008, Citi actively pursued loss mitigation measures, such as stricter underwriting standards for new accounts and closing high-risk accounts, in each of its Citi-branded and retail partner cards portfolios. As a result of these efforts, higher risk customers have either had their available lines of credit reduced or their accounts closed. On a net basis, the end-of-period total drawn (credit card loans outstanding) and undrawn (unused lines) exposure to credit card customers was down 7% in Citi-branded cards and 6% in retail partner cards, each versus the prior-year period levels.

        See "Consumer Loan Modification Programs" below for a discussion of Citi's modification programs for card loans.

Cards Quarterly Trends—Delinquencies and Net Credit Losses

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citigroup's North America Citi-branded and retail partner cards portfolios, which continued to reflect the improving credit quality of these portfolios during the first quarter of 2011. In Citi-branded cards, delinquencies declined for the fifth consecutive quarter and net credit losses declined for the fourth consecutive quarter. In retail partner cards, delinquencies declined for the fifth consecutive quarter while net credit losses declined for the seventh consecutive quarter. For both portfolios, early-stage delinquencies also continued to show improvement on both a dollar and a rate basis.

Note: Includes Puerto Rico.

Note: Includes Canada, Puerto Rico and Installment Lending.

North America Cards—FICO Information

        During the first quarter of 2011, the cards businesses in the U.S. began using a more updated FICO model to score customer accounts for substantially all of their loans. The change was made to incorporate a more recent version of FICO in order to improve the predictive strength of the score and to enhance Citi's ability to manage risk. This change resulted in an increase in the percentage of balances with FICO scores equal to or greater than 660 and conversely lowering the percentage of balances with FICO scores lower than 620, primarily in the Citi-branded portfolio and to a lesser extent in the retail partner cards portfolio. Without the change in FICO model, the percentages in the table below would have been the same as the respective percentages as of December 31, 2010.

        As set forth in the table below, approximately 83% of the Citi-branded portfolio had FICO credit scores of at least 660 on a refreshed basis as of March 31, 2011, while 71% of the retail partner cards portfolio had scores of 660 or above.

Balances: March 31, 2011

Refreshed	Citi-Branded	Retail Partner
FICO ≥ 660	83%	71%
620 ≤ FICO < 660	9%	13%
FICO < 620	8%	16%

Note: Based on balances of $111 billion (decreased from $119 billion at December 31, 2010). Balances include interest and fees. Excludes Canada, Puerto Rico and Installment and Classified portfolios. Excludes balances where FICO was unavailable ($0.5 billion for Citi-branded, $1.6 billion for retail partner cards).

        The table below provides delinquency statistics for loans 90+DPD for both the Citi-branded and retail partner cards portfolios as of March 31, 2011. As customers roll through the delinquency buckets, they materially damage their credit score and may ultimately go to charge-off. Loans 90+DPD are more likely to be associated with low refreshed FICO scores, both because low scores are indicative of repayment risk and because their delinquency has been reported by Citigroup to the credit bureaus. Loans with FICO scores less than 620, which constituted 8% of the Citi-branded portfolio as of March 31, 2011, have a 90+DPD rate of 21.2%. In the retail partner cards portfolio, loans with FICO scores less than 620 constituted 16% of the portfolio as of March 31, 2011 and have a 90+DPD rate of 19.1%.

90+DPD Delinquency Rate: March 31, 2011

Refreshed	Citi-Branded 90+DPD%	Retail Partner 90+DPD%
FICO ≥ 660	0.1%	0.2%
620 ≤ FICO <660	1.5%	1.2%
FICO < 620	21.2%	19.1%

Note: Based on balances of $111 billion (decreased from $119 billion at December 31, 2010). Balances include interest and fees. Excludes Canada, Puerto Rico and Installment and Classified portfolios. Excludes balances where FICO was unavailable ($0.5 billion for Citi-branded, $1.6 billion for retail partner cards).

U.S. Installment and Other Revolving Loans

        The U.S. Installment portfolio consists of Consumer loans in the following businesses: consumer finance, retail banking, auto, student lending and cards. Other Revolving consists of Consumer loans (ready credit and checking plus products) in the Consumer retail banking business. Commercial-related loans are not included. As of March 31, 2011, the U.S. Installment portfolio totaled approximately $23 billion, while the U.S. Other Revolving portfolio was approximately $800 million.

        Substantially all of the U.S. Installment portfolio is reported in LCL within Citi Holdings. As of March 31, 2011, approximately 43% of the Installment portfolio had FICO scores less than 620 on a refreshed basis. On a refreshed basis, loans with FICO scores of less than 620 exhibit significantly higher delinquencies than in any other FICO band and will drive the majority of the losses. The 90+DPD delinquency rate for Installment loans with FICO score less than 620 on a refreshed basis was 7.9% at March 31, 2011.

        For information on Citi's loan modification programs regarding Installment loans, see "Consumer Loan Modification Programs" below.

CONSUMER LOAN DETAILS

Consumer Loan Delinquency Amounts and Ratios

	Total loans(6)	90+ days past due(1)			30-89 days past due(1)
In millions of dollars, except EOP loan amounts in billions	Mar. 2011	Mar. 2011	Dec. 2010	Mar. 2010	Mar. 2011	Dec. 2010	Mar. 2010
Citicorp(2)(3)
Total	$234.9	$2,983	$3,114	$3,982	$3,362	$3,555	$4,400
Ratio		1.27%	1.35%	1.80%	1.44%	1.54%	1.99%

Retail banking
Total	$125.3	$811	$773	$827	$1,145	$1,148	$1,306
Ratio		0.65%	0.66%	0.75%	0.92%	0.98%	1.18%
North America	33.0	241	228	142	185	212	236
Ratio		0.75%	0.76%	0.45%	0.58%	0.71%	0.75%
EMEA	4.7	86	96	116	143	136	203
Ratio		1.83%	2.18%	2.37%	3.04%	3.09%	4.14%
Latin America	23.5	249	224	323	326	267	391
Ratio		1.06%	1.04%	1.66%	1.39%	1.24%	2.02%
Asia	64.1	235	225	246	491	533	476
Ratio		0.37%	0.37%	0.45%	0.77%	0.87%	0.87%

Citi-branded cards
Total	$109.6	$2,172	$2,341	$3,155	$2,217	$2,407	3,094
Ratio		1.98%	2.05%	2.86%	2.02%	2.11%	2.81%
North America	73.2	1,432	1,597	2,304	1,327	1,539	2,145
Ratio		1.96%	2.06%	2.97%	1.81%	1.99%	2.76%
EMEA	2.9	60	58	77	78	72	113
Ratio		2.07%	2.07%	2.66%	2.69%	2.57%	3.90%
Latin America	13.5	445	446	510	454	456	475
Ratio		3.30%	3.33%	4.21%	3.36%	3.40%	3.93%
Asia	20.0	235	240	264	358	340	361
Ratio		1.18%	1.18%	1.51%	1.79%	1.67%	2.06%

Citi Holdings—Local Consumer Lending(2)(4)(5)
Total	$207.1	$8,541	$10,225	$16,808	$7,624	$9,462	$12,236
Ratio		4.33%	4.76%	5.66%	3.86%	4.41%	4.12%
International	18.1	571	657	953	815	848	1,059
Ratio		3.15%	3.00%	3.44%	4.50%	3.87%	3.82%
North America retail partner cards	41.3	1,310	1,610	2,385	1,515	1,751	2,374
Ratio		3.17%	3.47%	4.38%	3.67%	3.77%	4.36%
North America (excluding cards)	147.7	6,660	7,958	13,470	5,294	6,863	8,803
Ratio		4.83%	5.43%	6.27%	3.84%	4.68%	4.10%

Total Citigroup (excluding Special Asset Pool)	$442.0	$11,524	$13,339	$20,790	$10,986	$13,017	$16,636
Ratio		2.67%	2.99%	4.02%	2.54%	2.92%	3.21%

(1)
The ratios of 90+ days past due and 30-89 days past due are calculated based on end-of-period (EOP) loans.

(2)
The 90+ days past due balances for Citi-branded cards and retail partner cards are generally still accruing interest. Citigroup's policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(3)
The 90+ days and 30-89 days past due and related ratios for North America Regional Consumer Banking exclude U.S. mortgage loans that are guaranteed by U.S. government sponsored agencies since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90+ days past due and (end-of-period loans) are $352 million ($0.9 billion) and $235 million and ($0.8) billion at March 31, 2011 and December 31, 2010, respectively. The amount excluded for loans 30-89 days past due (end-of-period loans have the same adjustment as above) is $52 million and $30 million as of March 31, 2011 and December 31, 2010, respectively.

(4)
The 90+ days and 30-89 days past due and related ratios for North America LCL (excluding cards) exclude U.S. mortgage loans that are guaranteed by U.S. government sponsored agencies since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90+ days past due and (end-of-period loans) for each period are $4.9 billion ($8.3 billion), $5.2 billion ($8.4 billion), and $5.2 billion ($9.0 billion) as of March 31, 2011, December 31, 2010, and March 31, 2010, respectively. The amounts excluded for loans 30-89 days past due (end-of-period loans have the same adjustment as above) for each period are $1.4 billion, $1.6 billion, and 1.2 billion as of March 31, 2011, December 31, 2010, and March 31, 2010, respectively.

(5)
The March 31, 2011, December 31, 2010 and March 31, 2010 loans 90+ days past due and 30-89 days past due and related ratios for North America (excluding Cards) exclude $1.5 billion, $1.7 billion and $2.9 billion, respectively, of loans that are carried at fair value.

(6)
Total loans include interest and fees on credit cards.

 Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	1Q11	1Q11	4Q10	1Q10
Citicorp
Total	$231.7	$2,108	$2,528	$3,040
Ratio		3.69%	4.44%	5.57%

Retail banking
Total	$121.4	$277	$343	$289
Ratio		0.93%	1.18%	1.07%
North America	31.9	88	97	73
Ratio		1.12%	1.30%	0.92%
EMEA	4.5	23	44	47
Ratio		2.07%	4.06%	3.81%
Latin America	22.5	103	123	91
Ratio		1.86%	2.29%	1.99%
Asia	62.5	63	79	78
Ratio		0.41%	0.52%	0.59%

Citi-branded cards
Total	$110.3	$1,831	$2,185	$2,751
Ratio		6.73%	7.84%	9.96%
North America	73.9	1,352	1,671	2,084
Ratio		7.42%	8.80%	10.67%
EMEA	2.9	26	29	50
Ratio		3.64%	4.11%	6.99%
Latin America	13.4	304	328	418
Ratio		9.20%	10.01%	14.01%
Asia	20.1	149	157	199
Ratio		3.01%	3.19%	4.53%

Citi Holdings—Local Consumer Lending
Total	$216.3	$3,279	$3,618	$4,938
Ratio		6.15%	6.21%	6.30%
International	18.9	341	376	612
Ratio		7.32%	6.32%	8.27%
North America retail partner cards	43.8	1,111	1,352	1,932
Ratio		10.29%	11.71%	13.72%
North America (excluding cards)	153.6	1,827	1,890	2,394
Ratio		4.82%	4.64%	4.20%

Total Citigroup (excluding Special Asset Pool)	$448.0	$5,387	$6,146	$7,978
Ratio		4.88%	5.34%	6.00%

(1)
Average loans include interest and fees on credit cards.

(2)
The ratios of net credit losses are calculated based on average loans, net of unearned income.

 Consumer Loan Modification Programs

        Citigroup has instituted a variety of long-term and short-term modification programs to assist its mortgage, credit card (Citi-branded and retail partner cards) and installment loan borrowers with financial difficulties. These programs, include modifying the original loan terms, reducing interest rates, reducing or waiving fees, extending the remaining loan duration and/or waiving a portion of the remaining principal balance. At March 31, 2011, Citi's significant modification programs consisted of the U.S. Treasury's Home Affordable Modification Program (HAMP), as well as short-term and long-term modification programs in the U.S., as set forth in the tables below. For a more detailed description of these significant modification programs, see "Managing Global Risk—Credit Risk—Consumer Loans Modification Programs" in Citi's 2010 Annual Report on Form 10-K.

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

        HAMP and Other Long-Term Programs.    Long-term modification programs or TDRs occur when the terms of a loan have been modified due to the borrower's financial difficulties and a long-term concession has been granted to the borrower. Substantially all long-term programs in place provide interest rate reductions. See Note 1 to the Consolidated Financial Statements in Citi's 2010 Annual Report on Form 10-K for a discussion of the allowance for loan losses for such modified loans.

        The following table presents Citigroup's Consumer loan TDRs as of March 31, 2011 and December 31, 2010. These TDRs are predominantly concentrated in the U.S. HAMP loans whose terms are contractually modified after successful completion of the trial period are included in the balances below.

	Accrual		Non-accrual
In millions of dollars	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010
Mortgage and real estate	$16,844	$15,140	$1,831	$2,290
Cards	6,240	5,869	37	38
Installment and other	2,664	3,015	230	271

Long-Term Modification Programs—Summary

        The following table sets forth, as of March 31, 2011, information relating to Citi's significant long-term U.S. mortgage, credit card and installment loan modification programs:

In millions of dollars	Program balance	Program start date(1)	Average interest rate reduction	Average % payment relief	Average tenor of modified loans	Deferred principal	Principal forgiveness
U.S. Consumer mortgage lending
HAMP	$3,776	3Q09	4%	41%	31 years	$462	$3
Citi Supplemental	1,876	4Q09	3	23	27 years	84	1
HAMP Re-age	399	1Q10	N/A	N/A	24 years	8	—
2nd FDIC	550	2Q09	5	45	21 years	33	6
FHA/VA	3,573		2	20	28 years	—	—
CFNA AOT	3,769		3	23	29 years
RL	960	4Q10	2	14	30 years	—	—
2 MP	194	4Q10	5	55	21 years	10
Other	3,076		4	42	27 years	48	47
North America cards
Paydown	2,787		16	—	5 years
CCG	1,816		12	—	5 years
Interest Reversal Paydown	433		20	—	5 years
U.S. installment loans
CFNA AOT	790		7	33	9 years

(1)
Provided if program was introduced after 2008.

        Short-Term Programs.    Citigroup has also instituted short-term programs (primarily in the U.S.) to assist borrowers experiencing temporary hardships. These programs include short-term (12 months or less) interest rate reductions and deferrals of past due payments. See Note 1 to the Consolidated Financial Statements in Citi's 2010 Annual Report on Form 10-K for a discussion of the allowance for loan losses for such modified loans.

        The following table presents the amounts of gross loans modified under short-term interest rate reduction programs in the U.S. as of March 31, 2011:

	March 31, 2011
In millions of dollars	Accrual	Non-accrual
Cards	$2,200	$—
Mortgage and real estate	1,607	78
Installment and other	965	118

Short-Term Modification Programs—Summary

        The following table sets forth, as of March 31, 2011, information related to Citi's significant short-term U.S. credit cards, mortgage, and installment loan modification programs:

In millions of dollars	Program balance	Program start date(1)	Average interest rate reduction	Average time period for reduction
UPP	$2,200		20%	12 months
Mortgage Temporary AOT	1,677	1Q09	3	8 months
Installment Temporary AOT	1,083	1Q09	4	7 months

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

Mortgage Modification Programs

        With respect to long-term mortgage modification programs, for modifications in the "Other" category (as noted in the "Long-Term Modification Programs—Summary" table above), as of March 31 2011, generally at 24 months after modification, the total balance reduction has been approximately 30% (as a percentage of the balance at the time of modification), consisting of approximately 20% of paydowns and 10% of net credit losses.

        Regarding HAMP, 12 months after modification, Citi continues to experience re-default rates of approximately 15% of the number of active HAMP-modified loans as of March 31, 2011. The CSM program has less vintage history and limited loss data but is tracking to Citi's expectations and is currently exhibiting re-default rates of less than 25% of active modified loans as of March 31, 2011 at 12 months after modification.

        From inception through March 31, 2011, approximately $10 billion of residential first mortgages have been enrolled in the HAMP trial period, while $4 billion have successfully completed the trial period. As of March 31, 2011, 35% of the loan units in the HAMP trial period were successfully modified, 14% were modified under the Citi Supplemental program, 5% were in HAMP or Citi Supplemental trial, 2% subsequently received other Citi modifications, 12% received HAMP Re-Age, and 32% have not received any modification from Citi to date.

        For modifications under CFNA's long-term AOT program, as of March 31 2011, the total balance reduction has been approximately 13% (as a percentage of the balance at the time of modification) 24 months after modification, consisting of approximately 5% of paydowns and 8% of net credit losses.

        The short-term AOT program has less vintage history and limited loss data. As of March 31 2011, 12 months after modification, the total balances reduction has been 4%, with approximately half coming from paydowns and the remaining from net credit losses.

Cards Modification Programs

        Generally, as of March 31 2011, at 36 months after modification, the total balance reduction for long-term card modification programs is approximately 81% (as a percentage of the balance at the time of modification), consisting of approximately 47% of paydowns and 34% of net credit losses. In addition, these net credit losses have been approximately 40% lower, depending upon the individual program and vintage, than those of similar card accounts that were not modified.

        For short-term modifications, as of March 31 2011, 24 months after starting a short-term modification, balances are typically reduced by approximately 64% (as a percentage of the balance at the time of modification), consisting of approximately 25% of paydowns and 39% of net credit losses. In addition, these net credit losses have been approximately 25%–33% lower, depending upon the individual program and vintage, than those of similar accounts that were not modified.

        As previously disclosed, Citigroup implemented certain changes to its credit card modification programs beginning in the fourth quarter of 2010, including revisions to the eligibility criteria for such programs. These programs are continually evaluated and additional changes may occur in 2011, depending upon factors such as program performance and overall credit conditions. As a result of these changes, as well as the overall improving portfolio trends, in the first quarter of 2011, the overall volume of new entrants to Citi's card modification programs (both long- and short-term) decreased by 8% compared to the fourth quarter of 2010. New entrants to Citi's short-term card modification programs decreased by approximately 35% in the first quarter of 2011 as compared to the prior quarter. Citi considered these changes to its cards modification programs and their potential effect on net credit losses in determining the loan loss reserves as of March 31, 2011.

Installment Loan Modification Programs

        With respect to the long-term CFNA AOT program, thirty-six months after modification, the total balance reduction is approximately 68%, consisting of approximately 19% of paydowns and 49% of net credit losses. The short-term Temporary AOT program has less vintage history and limited loss data. In this program, twelve months after modification the total balance reduction is approximately 16% (as a percentage of the balance at the time of modification), consisting of approximately 5% of paydowns and 11% of net credit losses.

Consumer Mortgage Representations and Warranties

        The majority of Citi's exposure to representation and warranty claims relates to its U.S. Consumer mortgage business.

Representation and Warranties

        As of March 31, 2011, Citi services loans previously sold as follows:

	March 31, 2011(1)
In millions	Number of loans	Unpaid principal balance
Vintage sold:
2005 and prior	0.9	$89,204
2006	0.2	32,032
2007	0.2	40,333
2008	0.3	48,250
2009	0.3	54,004
2010	0.3	51,659
2011	0.1	32,335
Indemnifications(2)	0.8	96,243

Total	3.2	$444,060

(1)
Excludes the fourth quarter of 2010 sale of servicing rights on 0.1 million loans with unpaid principal balances of approximately $28,745 million. Citi continues to be exposed to representation and warranty claims on those loans.

(2)
Represents loans serviced by CitiMortgage pursuant to prior acquisitions of mortgage servicing rights which are covered by indemnification agreements from third parties in favor of CitiMortgage.

        In addition, since 2000, Citi has sold $95 billion of loans to private investors, of which $49 billion were sold through securitizations. As of March 31, 2011, $36 billion of these loans (including $14 billion sold through securitizations) continue to be serviced by Citi and are included in the $444 billion of serviced loans above.

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

Repurchases or "Make-Whole" Payments

        In the event of a breach of these representations and warranties, Citi may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects, or indemnify ("make-whole") the investors for their losses. Citi's representations and warranties are generally not subject to stated limits in amount or time of coverage. However, contractual liability arises only when the representations and warranties are breached and generally only when a loss results from the breach.

        For the quarters ended March 31, 2011 and 2010, 72% and 77%, respectively, of Citi's repurchases and make-whole payments were attributable to misrepresentation of facts by either the borrower or a third party (e.g., income, employment, debts, FICO, etc.), appraisal issues (e.g., an error or misrepresentation of value), or program requirements (e.g., a loan that does not meet investor guidelines, such as contractual interest rate). To date, there has not been a meaningful difference in incurred or estimated loss for each type of defect.

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

        The unpaid principal balance of loans repurchased due to representation and warranty claims for the three months ended March 31, 2011 and 2010, respectively, was as follows:

	March 31,2011	March 31, 2010
In millions of dollars	Unpaid principal balance	Unpaid principal balance
GSEs	$73	$87
Private investors	1	4

Total	$74	$91

        As evidenced in the table above, to date, Citi's repurchases have primarily been from the U.S. government sponsored entities (GSEs). In addition, Citi recorded make-whole payments of $93 million and $23 million for the quarters ended March 31, 2011 and 2010, respectively.

Repurchase Reserve

        Citi has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold loans (referred to as the repurchase reserve) that is included in Other liabilities in the Consolidated Balance Sheet. In estimating the repurchase reserve, Citi considers reimbursements estimated to be received from third-party correspondent lenders and indemnification agreements relating to previous acquisitions of mortgage servicing rights. Citi aggressively pursues collection from any correspondent lender that it believes has the financial ability to pay. The estimated reimbursements are based on Citi's analysis of its most recent collection trends and the financial solvency of the correspondents.

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

        The repurchase reserve is calculated by individual sales vintage (i.e., the year the loans were sold) and is based on various assumptions. While substantially all of Citi's current loan sales are with GSEs, with which Citi has considerable historical experience, these assumptions contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. The most significant assumptions used to calculate the reserve levels are as follows:

  •
  Loan documentation requests:  Assumptions regarding future expected loan documentation requests exist as a means to predict future repurchase claim trends. These assumptions are based on recent historical trends as well as anecdotal evidence and general industry knowledge about the current repurchase environment (e.g., the level of staffing and focus by the GSEs to "put" more loans back to servicers). These factors are considered in the forecast of expected future repurchase claims and changes in these trends could have a positive or negative impact on Citi's repurchase reserve. During 2010, loan documentation requests increased compared to prior periods. In the first quarter of 2011, however, Citi observed a large decrease compared to prior periods, although the level of requests continues to be elevated and will likely remain volatile.

  •
  Repurchase claims as a percentage of loan documentation requests:  Given that loan documentation requests are an indicator of future repurchase claims, an assumption is made regarding the conversion rate from loan documentation requests to repurchase claims. This assumption is also based on historical performance and, if actual rates differ in the future, could also impact repurchase reserve levels. This percentage was generally stable during 2010 and in the first quarter of 2011.

  •
  Claims appeal success rate:  This assumption represents Citi's expected success at rescinding a claim by satisfying the demand for more information, disputing the claim validity, etc. This assumption is also based on recent historical successful appeals rates. These rates could fluctuate based on changes in the validity or composition of claims. During the second half of 2010, Citi's appeal success rate improved from the levels seen in prior periods. In the first quarter of 2011, this assumption was stable compared to prior periods. In Citi's recent experience, approximately half of the repurchase claims have been successfully appealed and have resulted in no loss to Citi.

  •
  Estimated loss given repurchase or make-whole:  The assumption of the estimated loss amount per repurchase or make-whole payment, or loss severity, is applied separately for each sales vintage to capture volatile housing price highs and lows. The assumption is based on actual and expected losses of recent repurchases/make-whole payments calculated for each sales vintage year, which are impacted by factors such as macroeconomic indicators, including overall housing values. Since the second quarter of 2010, loss severity has increased, including during the first quarter of 2011.

        As set forth in the table below, during the first quarter of 2011, the increased loss severity estimates primarily contributed to the change in estimate for the repurchase reserve amounting to $122 million. The activity in the repurchase reserve for the three months ended March 31, 2011 and 2010 was as follows:

In millions of dollars	Mar. 31, 2011	Mar. 31, 2010
Balance, beginning of period	$969	$482
Additions for new sales	4	5
Change in estimate	122	—
Utilizations	(151)	(37)

Balance, end of period	$944	$450

        As referenced above, the repurchase reserve is calculated by sales vintage. To date, the majority of Citi's repurchases have been from the 2006 through 2008 sales vintages, which also represented the vintages with the largest loss severity. An insignificant percentage of repurchases have been from vintages prior to 2006, and Citi continues to believe that this percentage will continue to decrease, as those vintages are later in the credit cycle. Although still early in the credit cycle, Citi has also experienced lower repurchases and loss severity from 2009 and 2010 sales vintages.

Sensitivity of Repurchase Reserve

        As discussed above, the repurchase reserve estimation process is subject to numerous estimates and judgments. The assumptions used to calculate the repurchase reserve contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. For example, Citi estimates that if there were a simultaneous 10% adverse change in each of the significant assumptions noted above, the repurchase reserve would increase by approximately $384 million as of March 31, 2011. This potential change is hypothetical and intended to indicate the sensitivity of the repurchase reserve to changes in the key assumptions. Actual changes in the key assumptions may not occur at the same time or to the same degree (i.e., an adverse change in one assumption may be offset by an improvement in another). Citi does not believe it has sufficient information to estimate a range of reasonably possible loss (as defined under ASC 450) relating to its Consumer representations and warranties.

Representation and Warranty Claims—By Claimant

        The representation and warranty claims by claimant for the three-month periods ended March 31, 2011 and 2010, respectively, were as follows:

	March 31, 2011		March 31, 2010
Dollars in millions	Number of claims	Original principal balance	Number of claims	Original principal balance
GSEs	3,191	$715	2,785	$582
Private investors	595	115	158	39
Mortgage insurers(1)	157	36	42	10

Total	3,943	$866	2,985	$631

(1)
Represents the insurer's rejection of a claim for loss reimbursement that has yet to be resolved. To the extent that mortgage insurance will not cover the claim on a loan, Citi may have to make the GSE or private investor whole.

        The number of unresolved claims by type of claimant as of March 31, 2011 and December 31, 2010, respectively, was as follows:

	March 31, 2011		December 31, 2010
Dollars in millions	Number of claims(1)	Original principal balance	Number of claims	Original principal balance
GSEs	4,661	$1,058	4,334	$954
Private investors	475	103	163	30
Mortgage insurers	90	22	76	17

Total	5,226	$1,183	4,583	$1,001

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

        During the period 2005 through 2008, S&B sponsored approximately $66 billion in private-label mortgage-backed securitization transactions, of which approximately $27 billion remained outstanding at March 31, 2011. These outstanding transactions are backed by loan collateral composed of approximately $7.1 billion prime, $5.7 billion Alt-A and $13.9 billion subprime residential mortgage loans. Citi estimates the actual cumulative losses to date incurred by the issuing trusts on the $66 billion total transactions referenced above have been approximately $7.3 billion. The mortgages included in these securitizations were purchased from parties outside of S&B, and fewer than 3% of the mortgages currently outstanding were originated by Citi. In addition, fewer than 10% of the currently outstanding mortgage loans underlying these securitization transactions are serviced by Citi. The loans serviced by Citi are included in the $444 billion of residential mortgage loans referenced under "Consumer Mortgage Representations and Warranties" above.

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

        In addition to securitization transactions, during the period 2005 through March 31, 2011, S&B sold approximately $8.2 billion in whole loan mortgages, primarily to private investors. These loans were generally sold on a "servicer released" basis and, as a result, S&B is not able to determine the current outstanding balances of these loans. The majority of these loans were sold with limited or no representations by S&B, or with limited representations that expire after a certain period of time (typically six months to one year), a portion of which have already expired.

        To date, S&B has received only a small number of claims based on breaches of representations relating to the mortgage loans included in its securitization transactions or whole loan sales. Citi continues to monitor this claim activity closely.

        In addition to the activities described above, S&B engages in other residential mortgage-related activities, including underwriting of residential mortgage-backed securities. S&B participated in the underwriting of the above-referenced S&B-sponsored securitizations, as well as underwritings of other residential mortgage-backed securities sponsored and issued by third parties. For additional information on litigation claims relating to these activities, see Note 23 to the Consolidated Financial Statements.

CORPORATE LOAN DETAILS

Corporate Credit Portfolio

        The following table represents the Corporate credit portfolio (excluding Private Banking), before consideration of collateral, by maturity at March 31, 2011. The Corporate portfolio is broken out by direct outstandings that include drawn loans, overdrafts, interbank placements, bankers' acceptances, leases, and unfunded commitments that include unused commitments to lend, letters of credit and financial guarantees.

	At March 31, 2011				At December 31, 2010
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$197	$47	$10	$254	$191	$43	$8	$242
Unfunded lending commitments	178	105	19	302	174	94	19	287

Total	$375	$152	$29	$556	$365	$137	$27	$529

Portfolio Mix

        The Corporate credit portfolio is diverse across counterparty, industry, and geography. The following table shows the percentage of direct outstandings and unfunded commitments by region:

	March 31, 2011	December 31, 2010
North America	46%	47%
EMEA	29	28
Latin America	8	7
Asia	17	18

Total	100%	100%

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

        The following table presents the Corporate credit portfolio by facility risk rating at March 31, 2011 and December 31, 2010, as a percentage of the total portfolio:

	Direct outstandings and unfunded commitments
	March 31, 2011	December 31, 2010
AAA/AA/A	56%	56%
BBB	26	26
BB/B	13	13
CCC or below	4	5
Unrated	1	—

Total	100%	100%

        The Corporate credit portfolio is diversified by industry, with a concentration in the financial sector, including banks, other financial institutions, insurance companies, investment banks and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total Corporate portfolio:

	Direct outstandings and unfunded commitments
	March 31, 2011	December 31, 2010
Public sector	21%	19%
Transportation and industrial	16	16
Petroleum, energy, chemical and metal	15	15
Banks/broker-dealers	13	14
Consumer retail and health	12	12
Technology, media and telecom	8	8
Insurance and special purpose vehicles	5	5
Real estate	3	4
Hedge funds	3	3
Other industries(1)	4	4

Total	100%	100%

(1)
Includes all other industries, none of which exceeds 2% of total outstandings.

Credit Risk Mitigation

        As part of its overall risk management activities, Citigroup uses credit derivatives and other risk mitigants to hedge portions of the credit risk in its Corporate credit portfolio, in addition to outright asset sales. The purpose of these transactions is to transfer credit risk to third parties. The results of the mark to market and any realized gains or losses on credit derivatives are reflected in the Principal transactions line on the Consolidated Statement of Income.

        At March 31, 2011 and December 31, 2010, $49.5 billion and $49.0 billion, respectively, of credit risk exposures were economically hedged. Citigroup's expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other risk mitigants. In addition, the reported amounts of direct outstandings and unfunded commitments in this report do not reflect the impact of these hedging transactions. At March 31, 2011 and December 31, 2010, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution, respectively:

Rating of Hedged Exposure

	March 31, 2011	December 31, 2010
AAA/AA/A	51%	53%
BBB	34	32
BB/B	13	11
CCC or below	2	4

Total	100%	100%

        At March 31, 2011 and December 31, 2010, the credit protection was economically hedging underlying credit exposures with the following industry distribution:

Industry of Hedged Exposure

	March 31, 2011	December 31, 2010
Petroleum, energy, chemical and metal	24%	24%
Transportation and industrial	21	19
Consumer retail and health	18	19
Public sector	12	13
Technology, media and telecom	11	10
Banks/broker-dealers	8	7
Insurance and special purpose vehicles	5	4
Other industries(1)	1	4

Total	100%	100%

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

(1)
Assets held at fair value included approximately $5.4 billion at March 31, 2011, of which approximately $4.3 billion are securities, loans and other items linked to CRE that are carried at fair value as trading account assets, approximately $0.7 billion are securities backed by CRE carried at fair value as available-for-sale (AFS) investments, approximately $0.3 billion are other exposures classified as other assets and investments and approximately $0.1 billion are loans held-for-sale. Changes in fair value for trading account assets are reported in current earnings, while AFS investments are reported in Accumulated other comprehensive income (loss) with credit-related other-than-temporary impairments reported in current earnings.

  The majority of these exposures are classified as Level 3 in the fair value hierarchy. Over the last several years, weakened activity in the trading markets for some of these instruments resulted in reduced liquidity, thereby decreasing the observable inputs for such valuations, and could continue to have an adverse impact on how these instruments are valued in the future. See Note 19 to the Consolidated Financial Statements.

(2)
Assets held at amortized cost included approximately $1.5 billion of securities classified as held-to-maturity (HTM) and approximately $27.1 billion of loans and commitments, each as of March 31, 2011. HTM securities are accounted for at amortized cost, subject to other-than-temporary impairment. Loans and commitments are recorded at amortized cost, less loan loss reserves. The impact from changes in credit is reflected in the calculation of the allowance for loan losses and in net credit losses.

(3)
Equity and other investments included approximately $3.6 billion of equity and other investments (such as limited partner fund investments) at March 31, 2011 that are accounted for under the equity method, which recognizes gains or losses based on the investor's share of the net income of the investee.

        The following table provides a summary of Citigroup's global CRE funded and unfunded exposures at March 31, 2011 and December 31, 2010:

In billions of dollars	March 31, 2011	December 31, 2010
Institutional Clients Group
CRE exposures carried at fair value (including AFS securities)	$3.8	$4.4
Loans and unfunded commitments	18.0	17.5
HTM securities	1.5	1.5
Equity method investments	3.4	3.5

Total ICG	$26.7	$26.9

Special Asset Pool
CRE exposures carried at fair value (including AFS)	$1.1	$0.8
Loans and unfunded commitments	4.3	5.1
HTM securities	—	0.1
Equity method investments	0.2	0.2

Total SAP	$5.6	$6.2

Regional Consumer Banking
Loans and unfunded commitments	$2.8	$2.7

Local Consumer Lending
Loans and unfunded commitments	$2.0	$4.0

Brokerage and Asset Management
CRE exposures carried at fair value	$0.5	$0.5

Total Citigroup	$37.6	$40.3

        The above table represents the vast majority of Citi's direct exposure to CRE. There may be other transactions that have indirect exposures to CRE that are not reflected in this table.

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

	March 31, 2011		December 31, 2010		March 31, 2010
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$139	NM	$(105)	NM	$(488)	NM
Gradual change	36	NM	25	NM	(110)	NM

Mexican peso
Instantaneous change	$93	$(93)	$181	$(181)	$42	$(42)
Gradual change	59	$(59)	107	$(107)	21	$(21)

Euro
Instantaneous change	$38	NM	$(10)	NM	$(56)	NM
Gradual change	23	NM	(8)	NM	(50)	NM

Japanese yen
Instantaneous change	$83	NM	$93	NM	$148	NM
Gradual change	49	NM	52	NM	97	NM

Pound sterling
Instantaneous change	$13	NM	$33	NM	$(3)	NM
Gradual change	5	NM	21	NM	(5)	NM

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

        Certain trading-oriented businesses within Citi have accrual-accounted positions. The U.S. dollar IRE associated with these businesses is ($142) million for a 100 basis point instantaneous increase in interest rates.

        The following table shows the risk to NIR from six different changes in the implied-forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	$—	$100	$200	$(200)	$(100)	$—
10-year rate change (bps)	(100)	—	100	(100)	—	100

Impact to net interest revenue (in millions of dollars)	$(258)	$50	$33	NM	NM	$(109)

NM    Not meaningful. A 100 basis point or more decrease in the overnight rate would imply negative rates for the yield curve.

Value at Risk for Trading Portfolios

        For Citigroup's major trading centers, the aggregate pretax value at risk (VAR) in the trading portfolios was $204 million, $191 million, $226 million, and $172 million at March 31, 2011, December 31, 2010, September 30, 2010 and March 31, 2010, respectively. Daily Citigroup trading VAR averaged $195 million and ranged from $157 million to $224 million during the first quarter of 2011.

        The following table summarizes VAR for Citigroup trading portfolios at March 31, 2011, December 31, 2010, and March 31, 2010, including the total VAR, the specific risk-only component of VAR, the isolated general market factor VARs, along with the quarterly averages.

In million of dollars	March 31, 2011	First Quarter 2011 Average	December 31, 2010(2)	Fourth Quarter 2010 Average	March 31, 2010	First Quarter 2010 Average
Interest rate	$256	$233	$235	$267	$201	$193
Foreign exchange	62	53	52	62	53	51
Equity	34	49	56	46	49	73
Commodity	27	23	19	27	17	18
Diversification benefit	(175)	(163)	(171)	(185)	(148)	(135)

Total—All market risk factors, including general and specific risk	$204	$195	$191	$217	$172	$200

Specific risk-only component(1)	$16	$15	$8	$17	$15	$21

Total—General market factors only	$188	$180	$183	$200	$157	$180

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

        The table below provides the range of market factor VARs, inclusive of specific risk, across the quarters ended:

	March 31, 2011		December 31, 2010		March 31, 2010
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$187	$274	$229	$315	$171	$228
Foreign exchange	34	81	31	98	37	78
Equity	29	74	31	75	47	111
Commodity	16	36	18	39	15	20

        The following table provides the VAR for S&B for the first quarter of 2011 and the fourth quarter of 2010:

In millions of dollars	March 31, 2011	December 31, 2010
Total—All market risk factors, including general and specific risk	$113	$159

Average—during quarter	$149	$160
High—during quarter	174	186
Low—during quarter	107	139

INTEREST REVENUE/EXPENSE AND YIELDS

Average Rates—Interest Revenue, Interest Expense, and Net Interest Margin

In millions of dollars	1st Qtr. 2011		4th Qtr. 2010		1st Qtr. 2010		Change 1Q11 vs. 1Q10
Interest revenue	$18,322		$18,999		$20,994		(13)%
Interest expense	5,974		6,069		6,291		(5)

Net interest revenue(1)(2)	$12,348		$12,930		$14,703		(16)%

Interest revenue—average rate	4.32%		4.37%		4.77%		(45)	bps
Interest expense—average rate	1.60		1.58		1.60		—
Net interest margin	2.91%		2.97%		3.34%		(43)	bps

Interest-rate benchmarks
Federal Funds rate—end of period	0.00-0.25%		0.00-0.25%		0.00-0.25%		—
Federal Funds rate—average rate	0.00-0.25%		0.00-0.25%		0.00-0.25%		—

Two-year U.S. Treasury note—average rate	0.69%		0.49%		0.92%		(23)	bps
10-year U.S. Treasury note—average rate	3.46%		2.88%		3.72%		(26)	bps

10-year vs. two-year spread	277	bps	239	bps	280	bps

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $124 million, $124 million, and $142 million for the three-months ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

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

        During the first quarter of 2011, Citi's NIM decreased by approximately 6 basis points, primarily due to the continued run-off and sales of higher yielding assets in Citi Holdings, such as the announced sale of Egg Banking PLC credit card business. Year-over-year, NIM decreased by approximately 43 basis points, driven by lower investment yields, repositioning of certain portfolios in Citicorp towards a lower risk profile and the continued run-off and sales of higher yielding assets in Citi Holdings.

        Citi currently expects NIM to remain under pressure in the second quarter of 2011, but believes it should begin to stabilize during the second half of the year. NIM will also be negatively impacted by the increase in Citi's FDIC assessment, which became effective in the second quarter of 2011 and will increase the cost of deposits. Citi currently anticipates the additional FDIC assessment to be approximately $550 million annually.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars	1st Qtr. 2011	4th Qtr. 2010	1st Qtr. 2010	1st Qtr. 2011	4th Qtr. 2010	1st Qtr. 2010	1st Qtr. 2011	4th Qtr. 2010	1st Qtr. 2010
Assets
Deposits with banks(5)	$179,510	$169,230	$166,378	$459	$353	$290	1.04%	0.83%	0.71%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$151,041	$149,828	$160,033	$392	$410	$471	1.05%	1.09%	1.19%
In offices outside the U.S.(5)	104,170	94,704	78,052	446	406	281	1.74	1.70	1.46

Total	$255,211	$244,532	$238,085	$838	$816	$752	1.33%	1.32%	1.28%

Trading account assets(7)(8)
In U.S. offices	$132,016	$128,721	$131,776	$1,133	$1,158	$1,096	3.48%	3.57%	3.37%
In offices outside the U.S.(5)	144,408	154,332	152,403	900	1,033	803	2.53	2.66	2.14

Total	$276,424	$283,053	$284,179	$2,033	$2,191	$1,899	2.98%	3.07%	2.71%

Investments
In U.S. offices
Taxable	$175,870	$186,878	$150,858	$950	$1,014	$1,389	2.19%	2.15%	3.73%
Exempt from U.S. income tax	12,996	13,849	15,570	318	302	275	9.92	8.65	7.16
In offices outside the U.S.(5)	131,540	132,206	144,892	1,285	1,319	1,547	3.96	3.96	4.33

Total	$320,406	$332,933	$311,320	$2,553	$2,635	$3,211	3.23%	3.14%	4.18%

Loans (net of unearned income)(9)
In U.S. offices	$376,710	$386,691	$479,384	$7,445	$7,836	$9,523	8.02%	8.04%	8.06%
In offices outside the U.S.(5)	262,320	259,815	258,488	4,843	4,988	5,163	7.49	7.62	8.10

Total	$639,030	$646,506	$737,872	$12,288	$12,824	$14,686	7.80%	7.87%	8.07%

Other interest-earning assets	$49,493	$49,787	$45,894	$151	$180	$156	1.24%	1.43%	1.38%

Total interest-earning assets	$1,720,074	$1,726,041	$1,783,728	$18,322	$18,999	$20,994	4.32%	4.37%	4.77%

Non-interest-earning assets(7)	$231,083	$224,859	$229,344
Total assets from discontinued operations	2,672	31,286	—

Total assets	$1,953,829	$1,982,186	$2,013,072

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $124 million, $124 million, and $142 million for the three-months ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 2 to the Consolidated Financial Statements.

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

(9)
Includes cash-basis loans.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars	1st Qtr. 2011	4th Qtr. 2010	1st Qtr. 2010	1st Qtr. 2011	4th Qtr. 2010	1st Qtr. 2010	1st Qtr. 2011	4th Qtr. 2010	1st Qtr. 2010
Liabilities
Deposits
In U.S. offices
Savings deposits(5)	$192,298	$196,185	$178,266	$391	$509	$458	0.82%	1.03%	1.04%
Other time deposits	32,859	38,287	54,391	109	71	143	1.35	0.74	1.07
In offices outside the U.S.(6)	490,525	491,493	481,002	1,514	1,545	1,479	1.25	1.25	1.25

Total	$715,682	$725,965	$713,659	$2,014	$2,125	$2,080	1.14%	1.16%	1.18%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$118,314	$119,434	$120,695	$175	$193	$179	0.60%	0.64%	0.60%
In offices outside the U.S.(6)	97,302	85,907	79,447	562	493	475	2.34	2.28	2.42

Total	$215,616	$205,341	$200,142	$737	$686	$654	1.39%	1.33%	1.33%

Trading account liabilities(8)(9)
In U.S. offices	$34,861	$36,382	$32,642	$51	$72	$44	0.59%	0.79%	0.55%
In offices outside the U.S.(6)	45,914	43,832	46,905	33	30	19	0.29	0.27	0.16

Total	$80,775	$80,214	$79,547	$84	$102	$63	0.42%	0.50%	0.32%

Short-term borrowings
In U.S. offices	$94,028	$98,138	$152,785	$69	$136	$204	0.30%	0.55%	0.54%
In offices outside the U.S.(6)	40,229	39,789	27,659	101	77	72	1.02	0.77	1.06

Total	$134,257	$137,927	$180,444	$170	$213	$276	0.51%	0.61%	0.62%

Long-term debt(10)
In U.S. offices	$347,559	$350,265	$397,113	$2,772	$2,730	$3,005	3.23%	3.09%	3.07%
In offices outside the U.S.(6)	20,290	19,821	25,955	197	213	213	3.94	4.26	3.33

Total	$367,849	$370,086	$423,068	$2,969	$2,943	$3,218	3.27%	3.15%	3.08%

Total interest-bearing liabilities	$1,514,179	$1,519,533	$1,596,860	$5,974	$6,069	$6,291	1.60%	1.58%	1.60%

Demand deposits in U.S. offices	18,815	17,762	16,675
Other non-interest-bearing liabilities(8)	251,663	249,684	247,365
Total liabilities from discontinued operations	39	29,256	—

Total liabilities	$1,784,696	$1,816,235	$1,860,900

Citigroup equity(11)	$166,777	$163,703	$149,993
Noncontrolling interest	$2,356	$2,248	$2,179

Total stockholders' equity(11)	$169,133	$165,951	$152,172

Total liabilities and stockholders' equity	$1,953,829	$1,982,186	$2,013,072

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$985,985	$999,169	$1,084,673	$6,831	$6,729	8,802	2.81%	2.67%	3.29%
In offices outside the U.S.(6)	734,089	726,872	699,055	5,517	6,201	5,901	3.05	3.38	3.42

Total	$1,720,074	$1,726,041	$1,783,728	$12,348	$12,930	$14,703	2.91%	2.97%	3.34%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $124 million, $124 million, and $142 million for the three-months ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 2 to the Consolidated Financial Statements.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	1st Qtr. 2011 vs. 4th Qtr. 2010			1st Qtr. 2011 vs. 1st Qtr. 2010
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$22	$84	$106	$24	$145	$169

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$3	$(21)	$(18)	$(25)	$(54)	$(79)
In offices outside the U.S.(4)	41	(1)	40	105	60	165

Total	$44	$(22)	$22	$80	$6	$86

Trading account assets(5)
In U.S. offices	$29	$(54)	$(25)	$2	$35	$37
In offices outside the U.S.(4)	(64)	(69)	(133)	(44)	141	97

Total	$(35)	$(123)	$(158)	$(42)	$176	$134

Investments(1)
In U.S. offices	$(79)	$31	$(48)	$203	$(599)	$(396)
In offices outside the U.S.(4)	(7)	(27)	(34)	(136)	(126)	(262)

Total	$(86)	$4	$(82)	$67	$(725)	$(658)

Loans (net of unearned income)(6)
In U.S. offices	$(200)	$(191)	$(391)	$(2,029)	$(49)	$(2,078)
In offices outside the U.S.(4)	48	(193)	(145)	76	(396)	(320)

Total	$(152)	$(384)	$(536)	$(1,953)	$(445)	$(2,398)

Other interest-earning assets	$(1)	$(28)	$(29)	$12	$(17)	$(5)

Total interest revenue	$(208)	$(469)	$(677)	$(1,812)	$(860)	$(2,672)

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 2 to the Consolidated Financial Statements.

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

(6)
Includes cash-basis loans.

ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	1st Qtr. 2011 vs. 4th Qtr. 2010			1st Qtr. 2011 vs. 1st Qtr. 2010
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$(22)	$(58)	$(80)	$(19)	$(82)	$(101)
In offices outside the U.S.(4)	(3)	(28)	(31)	29	6	35

Total	$(25)	$(86)	$(111)	$10	$(76)	$(66)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(2)	$(16)	$(18)	$(4)	$—	$(4)
In offices outside the U.S.(4)	66	3	69	104	(17)	87

Total	$64	$(13)	$51	$100	$(17)	$83

Trading account liabilities(5)
In U.S. offices	$(3)	$(18)	$(21)	$3	$4	$7
In offices outside the U.S.(4)	1	2	3	—	14	14

Total	$(2)	$(16)	$(18)	$3	$18	$21

Short-term borrowings
In U.S. offices	$(5)	$(62)	$(67)	$(62)	$(73)	$(135)
In offices outside the U.S.(4)	1	23	24	32	(3)	29

Total	$(4)	$(39)	$(43)	$(30)	$(76)	$(106)

Long-term debt
In U.S. offices	$(21)	$63	$42	$(389)	$156	$(233)
In offices outside the U.S.(4)	5	(21)	(16)	(51)	35	(16)

Total	$(16)	$42	$26	$(440)	$191	$(249)

Total interest expense	$17	$(112)	$(95)	$(357)	$40	$(317)

Net interest revenue	$(225)	$(357)	$(582)	$(1,455)	$(900)	$(2,355)

(1)
The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)
Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)
Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 2 to the Consolidated Financial Statements.

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

COUNTRY AND CROSS-BORDER RISK

        As required by SEC rules, the table below shows all countries where total FFIEC cross-border outstandings exceed 0.75% of total Citigroup assets:

	March 31, 2011
	Cross-Border Claims on Third Parties								December 31, 2010
In billions of U.S. dollars	Banks	Public	Private	Total	Trading and short-term claims	Investments in and funding of local franchises(1)	Total cross-border outstandings	Commitments(2)	Total cross-border outstandings	Commitments(2)
France	$12.1	$9.3	$11.7	$33.1	$24.8	$—	$33.1	$57.8	$35.8	$53.9
Germany	8.9	15.4	3.8	28.1	21.8	1.4	29.5	42.5	26.0	43.9
India	3.8	0.8	5.5	10.1	9.0	18.2	28.3	5.5	28.3	4.5
Cayman Islands	0.2	—	20.2	20.4	20.0	—	20.4	4.5	19.7	3.2
Brazil	3.5	—	6.0	9.5	9.6	9.2	18.7	26.3	16.2	22.1
United Kingdom	6.3	0.2	11.1	17.6	15.4	—	17.6	103.9	17.4	104.4
South Korea	1.0	1.8	1.7	4.5	4.4	9.6	14.1	22.7	15.8	22.6
Mexico	0.5	0.2	2.9	3.6	2.3	9.7	13.3	18.6	16.8	15.2

(1)
Included in total cross-border claims on third parties.

(2)
Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC. The FFIEC definition of commitments includes commitments to local residents to be funded with local currency local liabilities.

 DERIVATIVES

        See Note 18 to the Consolidated Financial Statements for a discussion and disclosures related to Citigroup's derivative activities. The following discussions relate to the Derivative Obligor Information, the Fair Valuation for Derivatives and Credit Derivatives activities.

Fair Valuation Adjustments for Derivatives

        The fair value adjustments applied by Citigroup to its derivative carrying values consist of the following items:

  •
  Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy (see Note 19 to the Consolidated Financial Statements for more details) to ensure that the fair value reflects the price at which the entire position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument, adjusted to take into account the size of the position.

  •
  Credit valuation adjustments (CVA) are applied to over-the-counter derivative instruments, in which the base valuation generally discounts expected cash flows using LIBOR interest rate curves. Because not all counterparties have the same credit risk as that implied by the relevant LIBOR curve, a CVA is necessary to incorporate the market view of both counterparty credit risk and Citi's own credit risk in the valuation.

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

        The table below summarizes the CVA applied to the fair value of derivative instruments as of March 31, 2011 and December 31, 2010:

	Credit valuation adjustment contra-liability (contra-asset)
In millions of dollars	March 31, 2011	December 31, 2010
Non-monoline counterparties	$(2,289)	$(3,015)
Citigroup (own)	1,057	1,285

Net non-monoline CVA	$(1,232)	$(1,730)
Monoline counterparties(1)	(1)	(1,548)

Total CVA—derivative instruments	$(1,233)	$(3,278)

(1)
The reduction in CVA on derivative instruments with monoline counterparties includes $1.4 billion of utilizations/releases in the first quarter of 2011.

        The table below summarizes pretax gains (losses) related to changes in credit valuation adjustments on derivative instruments, net of hedges:

	Credit valuation adjustment gain (loss)
In millions of dollars	First Quarter 2011	First Quarter 2010
CVA on derivatives, excluding monolines	$(143)	$314
CVA related to monoline counterparties	179	398

Total CVA—derivative instruments	$36	$712

        The credit valuation adjustment amounts shown above relate solely to the derivative portfolio, and do not include:

  •
  Own-credit adjustments for non-derivative liabilities measured at fair value under the fair value option. See Note 19 to the Consolidated Financial Statements for further information.

  •
  The effect of counterparty credit risk embedded in non-derivative instruments. Losses on non-derivative instruments, such as bonds and loans, related to counterparty credit risk are not included in the table above.

Credit Derivatives

        Citigroup makes markets in and trades a range of credit derivatives, both on behalf of clients as well as for its own account. Through these contracts Citigroup either purchases or writes protection on either a single-name or portfolio basis. Citi primarily uses credit derivatives to help mitigate credit risk in its corporate loan portfolio and other cash positions and to facilitate client transactions.

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

        The following tables summarize the key characteristics of Citi's credit derivatives portfolio by counterparty and derivative form as of March 31, 2011 and December 31, 2010:

March 31, 2011

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$38,078	$34,546	$915,674	$862,230
Broker-dealer	14,476	14,899	316,682	305,104
Monoline	17	—	317	—
Non-financial	64	59	1,323	1,591
Insurance and other financial institutions	8,647	8,438	176,669	134,717

Total by industry/counterparty	$61,282	$57,942	$1,410,665	$1,303,642

By instrument
Credit default swaps and options	$61,124	$56,434	$1,384,297	$1,302,176
Total return swaps and other	158	1,508	26,368	1,466

Total by instrument	$61,282	$57,942	$1,410,665	$1,303,642

By rating
Investment grade	$20,679	$17,261	$630,087	$565,984
Non-investment grade(1)	40,603	40,681	780,578	737,658

Total by rating	$61,282	$57,942	$1,410,665	$1,303,642

By maturity
Within 1 year	$1,790	$1,700	$181,552	$173,583
From 1 to 5 years	33,967	33,165	970,199	890,511
After 5 years	25,525	23,077	258,914	239,548

Total by maturity	$61,282	$57,942	$1,410,665	$1,303,642

December 31, 2010

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$37,586	$35,727	$820,211	$784,080
Broker-dealer	15,428	16,239	319,625	312,131
Monoline	1,914	2	4,409	—
Non-financial	93	70	1,277	1,463
Insurance and other financial institutions	10,108	7,760	177,171	125,442

Total by industry/counterparty	$65,129	$59,798	$1,322,693	$1,223,116

By instrument
Credit default swaps and options	$64,840	$58,225	$1,301,514	$1,221,211
Total return swaps and other	289	1,573	21,179	1,905

Total by instrument	$65,129	$59,798	$1,322,693	$1,223,116

By rating
Investment grade	$20,480	$17,281	$598,179	$532,283
Non-investment grade(1)	44,649	42,517	724,514	690,833

Total by rating	$65,129	$59,798	$1,322,693	$1,223,116

By maturity
Within 1 year	$1,716	$1,817	$164,735	$162,075
From 1 to 5 years	33,853	34,298	935,632	853,808
After 5 years	29,560	23,683	222,326	207,233

Total by maturity	$65,129	$59,798	$1,322,693	$1,223,116

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

        Citi actively monitors its counterparty credit risk in credit derivative contracts. Approximately 92% and 89% of the gross receivables are from counterparties with which Citi maintains collateral agreements as of March 31, 2011 and December 31, 2010, respectively. A majority of Citi's top 15 counterparties (by receivable balance owed to the company) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citigroup may call for additional collateral.

INCOME TAXES

Deferred Tax Assets

        Deferred taxes assets (DTAs) are recorded for the future consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. DTAs are recognized subject to management's judgment that realization is more likely than not. For additional information, see "Significant Accounting Policies and Significant Estimates—Income Taxes" in Citi's 2010 Annual Report on Form 10-K.

        At March 31, 2011, Citigroup had recorded net DTAs of approximately $51.1 billion, a decrease of $1 billion from $52.1 billion at December 31, 2010.

        Although realization is not assured, Citi believes that the realization of the recognized net deferred tax asset of $51.1 billion at March 31, 2011 is more likely than not based on expectations as to future taxable income in the jurisdictions in which the DTAs arise, and based on available tax planning strategies as defined in ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryforward from expiring.

        The following table summarizes Citi's net DTAs balance at March 31, 2011 and December 31, 2010:

Jurisdiction/Component

In billions of dollars	DTAs balance March 31, 2011	DTAs balance December 31, 2010
U.S. federal	$41.1	$41.6
State and local	4.3	4.6
Foreign	5.7	5.9

Total	$51.1	$52.1

        Approximately $13 billion of the net deferred tax asset is included in Tier 1 Capital and Tier 1 Common regulatory capital.

 DISCLOSURE CONTROLS AND PROCEDURES

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

        Citi's Disclosure Committee assists the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of Citi's disclosure controls and procedures. The Disclosure Committee is responsible for, among other things, the oversight, maintenance and implementation of the disclosure controls and procedures, subject to the supervision and oversight of the CEO and CFO.

        Citigroup's management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup's disclosure controls and procedures were effective.

FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-Q including but not limited to statements included within the Management's Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" within the meaning of the rules and regulations of the SEC. In addition, Citigroup also may make forward-looking statements in its other documents filed or furnished with the SEC, and its management may make forward-looking statements orally to analysts, investors, representatives of the media and others.

        Generally, forward-looking statements are not based on historical facts but instead represent only Citigroup's and management's beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, and similar expressions, or future or conditional verbs such as will, should, would and could.

        Such statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included in this Form 10-Q, the factors listed and described under "Risk Factors" in Citi's 2010 Annual Report on Form 10-K, and the factors described below:

  •
  the impact of the ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Financial Reform Act) on Citi's business activities and practices, costs of operations and overall results of operations;

  •
  the impact of increases in FDIC insurance premiums on Citi's earnings, net interest margin (NIM) and competitive position, in the U.S. and globally;

  •
  Citi's ability to maintain, or the increased cost of maintaining, adequate capital in light of changing regulatory capital requirements pursuant to the Financial Reform Act, the capital standards adopted by the Basel Committee on Banking Supervision (including as implemented by U.S. regulators) or otherwise;

  •
  disruption to, and potential adverse impact to the results of operations of, certain areas of Citi's derivatives business structures and practices as result of the central clearing, exchange trading and "push-out" provisions of the Financial Reform Act;

  •
  the potential negative impacts to Citi of regulatory requirements aimed at facilitation of the orderly resolution of large financial institutions, as required under the Financial Reform Act;

  •
  risks arising from Citi's extensive operations outside the U.S., including the continued volatile political environment in certain emerging markets and with respect to certain sovereigns with which Citi does business or invests, and Citi's ability to comply with conflicting or inconsistent regulations;

  •
  the impact of recently enacted and potential future regulations on Citi's ability and costs to participate in securitization transactions;

  •
  a reduction in Citi's or its subsidiaries' credit ratings, including in response to the passage of the Financial Reform Act, and the potential impact on Citi's funding and liquidity, borrowing costs and access to the capital markets, among other factors;

  •
  the impact of restrictions imposed on proprietary trading and funds-related activities by the Financial Reform Act, including the potential negative impact on Citi's market-making activities and its global competitive position with respect to its trading activities;

  •
  increased compliance costs and possible changes to Citi's practices and operations with respect to a number of its U.S. Consumer businesses as a result of the Financial Reform Act and the establishment of the new Bureau of Consumer Financial Protection;

  •
  the continued impact of The Credit Card Accountability Responsibility and Disclosure Act of 2009 as well as other regulatory requirements on Citi's credit card businesses and business models;

  •
  the exposure of Citi, as originator of residential mortgage loans, servicer or seller of such loans, sponsor of residential mortgage-backed securitization transactions, or in other capacities, to government sponsored enterprises (GSEs), investors, mortgage insurers, or other third parties as a result of representations and warranties made in connection with the transfer, sale or securitization of such loans;

  •
  the outcome of inquiries and proceedings by governmental entities or state attorneys general, or judicial and regulatory decisions, regarding practices in the residential mortgage industry, including among other things the processes followed for foreclosing residential mortgages and mortgage transfer and securitization processes, and any potential impact on Citi's results of operations or financial condition;

  •
  the continued uncertainty about the sustainability and pace of the economic recovery, including continued disruption in the global financial markets and the potential impact on consumer credit, on Citi's businesses and results of operations;

  •
  Citi's ability to maintain adequate liquidity in light of changing liquidity standards in the U.S. or abroad, and the impact of maintaining adequate liquidity on Citi's NIM;

  •
  an "ownership change" under the Internal Revenue Code and its effect on Citi's ability to utilize its deferred tax assets (DTAs) to offset future taxable income;

  •
  the potential negative impact on the value of Citi's DTAs if corporate tax rates in the U.S., or certain foreign jurisdictions, are decreased;

  •
  the expiration of a provision of the U.S. tax law allowing Citi to defer U.S. taxes on certain active financial services income and its effect on Citi's tax expense;

  •
  Citi's ability to continue to wind down Citi Holdings at the same pace or level as in the past and its ability to reduce risk-weighted assets and limit its expenses as a result;

  •
  Citi's ability to continue to control expenses, particularly as it continues to invest in the businesses in Citicorp with the continued uncertainty of FX translation and legal and regulatory expenses from quarter to quarter;

  •
  Citi's ability to hire and retain qualified employees as a result of regulatory uncertainty regarding compensation practices or otherwise;

  •
  Citi's ability to predict or estimate the outcome or exposure of the extensive legal and regulatory proceedings to which it is subject, and the potential for the "whistleblower" provisions of the Financial Reform Act to further increase Citi's number of, and exposure to, legal and regulatory proceedings;

  •
  potential future changes in key accounting standards utilized by Citi and their impact on how Citi records and reports its financial condition and results of operations;

  •
  the accuracy of Citi's assumptions and estimates, including in determining credit loss reserves, litigation and regulatory exposures, mortgage representation and warranty claims and the fair value of certain assets, used to prepare its financial statements;

  •
  Citi's ability to maintain effective risk management processes and strategies to protect against losses, which can be increased by concentration of risk, particularly with Citi's counter parties in the financial sector;

  •
  a failure in Citi's operational systems or infrastructure, or those of third parties;

  •
  Citi's ability to maintain the value of the Citi brand;

  •
  the continued volatility and uncertainty relating to Citi's Japan Consumer Finance business, including the type, number and amount of customer refund claims received;

Any forward-looking statements made by or on behalf of Citigroup speak only as of the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except per-share amounts	2011	2010
Revenues
Interest revenue	$18,200	$20,852
Interest expense	5,976	6,291

Net interest revenue	$12,224	$14,561

Commissions and fees	$3,368	$3,645
Principal transactions	3,167	4,116
Administration and other fiduciary fees	1,097	1,022
Realized gains (losses) on sales of investments	580	538
Other than temporary impairment losses on investments
Gross impairment losses	(1,733)	(550)
Less: Impairments recognized in OCI	26	43

Net impairment losses recognized in earnings	$(1,707)	$(507)

Insurance premiums	$672	$748
Other revenue	325	1,298

Total non-interest revenues	$7,502	$10,860

Total revenues, net of interest expense	$19,726	$25,421

Provisions for credit losses and for benefits and claims
Provision for loan losses	$2,899	$8,366
Policyholder benefits and claims	260	287
Provision for unfunded lending commitments	25	(35)

Total provisions for credit losses and for benefits and claims	$3,184	$8,618

Operating expenses
Compensation and benefits	$6,409	$6,162
Premises and equipment	825	830
Technology/communication	1,214	1,199
Advertising and marketing	397	302
Other operating	3,481	3,025

Total operating expenses	$12,326	$11,518

Income from continuing operations before income taxes	$4,216	$5,285
Provision for income taxes	1,185	1,036

Income from continuing operations	$3,031	$4,249

Discontinued operations
Income (loss) from discontinued operations	$60	$(5)
Gain on sale	4	94
Provision (benefit) for income taxes	24	(122)

Income from discontinued operations, net of taxes	$40	$211

Net income before attribution of noncontrolling interests	$3,071	$4,460
Net income attributable to noncontrolling interests	72	32

Citigroup's net income	$2,999	$4,428

Basic earnings per share(1)
Income from continuing operations	$0.10	$0.15
Income from discontinued operations, net of taxes	—	0.01

Net income	$0.10	$0.15

Weighted average common shares outstanding	29,043.5	28,444.3

Diluted earnings per share(1)
Income from continuing operations	$0.10	$0.14
Income from discontinued operations, net of taxes	—	0.01

Net income	$0.10	$0.15

Adjusted weighted average common shares outstanding	29,965.8	29,333.5

(1)
Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share amount on net income.

See Notes to the Consolidated Financial Statements.

[This page intentionally left blank.]

CONSOLIDATED BALANCE SHEET

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$27,842	$27,972
Deposits with banks	163,603	162,437
Federal funds sold and securities borrowed or purchased under agreements to resell (including $98,566 and $87,512 as of March 31, 2011 and December 31, 2010, respectively, at fair value)	261,120	246,717
Brokerage receivables	40,901	31,213
Trading account assets (including $128,020 and $117,554 pledged to creditors at March 31, 2011 and December 31, 2010, respectively)	323,110	317,272
Investments (including $14,988 and $12,546 pledged to creditors at March 31, 2011 and December 31, 2010, respectively, and $303,981 and $281,174 as of March 31, 2011 and December 31, 2010, respectively, at fair value)	327,257	318,164
Loans, net of unearned income
Consumer (including $1,489 and $1,745 as of March 31, 2011 and December 31, 2010, respectively, at fair value)	441,213	457,632
Corporate (including $2,862 and $2,627 as of March 31, 2011 and December 31, 2010, respectively, at fair value)	195,923	191,162

Loans, net of unearned income	$637,136	$648,794
Allowance for loan losses	(36,568)	(40,655)

Total loans, net	$600,568	$608,139
Goodwill	26,339	26,152
Intangible assets (other than MSRs)	7,280	7,504
Mortgage servicing rights (MSRs)	4,690	4,554
Other assets (including $13,758 and $19,319 as of March 31, 2011 and December 31, 2010, respectively, at fair value)	162,433	163,778
Assets of discontinued operations held for sale	2,672	—

Total assets	$1,947,815	$1,913,902

        The following table presents certain assets of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheet above. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs on the following page, and are in excess of those obligations.

	March 31, 2011	December 31, 2010
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks	$1,506	$799
Trading account assets	3,804	6,509
Investments	7,809	7,946
Loans, net of unearned income
Consumer (including $1,462 and $1,718 as of March 31, 2011 and December 31, 2010, respectively, at fair value)	106,363	117,768
Corporate (including $336 and $425 as of March 31, 2011 and December 31, 2010, respectively, at fair value)	21,766	23,537

Loans, net of unearned income	$128,129	$141,305
Allowance for loan losses	(9,432)	(11,346)

Total loans, net	$118,697	$129,959
Other assets	1,203	680

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$133,019	$145,893

[Statement continues on the next page.]

CONSOLIDATED BALANCE SHEET
(Continued)

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares	March 31, 2011	December 31, 2010
	(Unaudited)
Liabilities
Non-interest-bearing deposits in U.S. offices	$81,839	$78,268
Interest-bearing deposits in U.S. offices (including $846 and $665 as of March 31, 2011 and December 31, 2010, respectively, at fair value)	222,613	225,731
Non-interest-bearing deposits in offices outside the U.S.	61,851	55,066
Interest-bearing deposits in offices outside the U.S. (including $719 and $600 as of March 31, 2011 and December 31, 2010, respectively, at fair value)	499,560	485,903

Total deposits	$865,863	$844,968
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $112,461 and $121,193 as of March 31, 2011 and December 31, 2010, respectively, at fair value)	187,825	189,558
Brokerage payables	50,394	51,749
Trading account liabilities	146,346	129,054
Short-term borrowings (including $1,914 and $2,429 as of March 31, 2011 and December 31, 2010, respectively, at fair value)	78,622	78,790
Long-term debt (including $26,278 and $25,997 as of March 31, 2011 and December 31, 2010, respectively, at fair value)	376,541	381,183
Other liabilities (including $7,716 and $9,710 as of March 31, 2011 and December 31, 2010, respectively, at fair value)	68,792	72,811
Liabilities of discontinued operations held for sale	39	—

Total liabilities	$1,774,422	$1,748,113

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 12,038 at March 31, 2011, at aggregate liquidation value	$312	$312
Common stock ($0.01 par value; authorized shares: 60 billion), issued shares: 29,318,448,574 at March 31, 2011 and 29,224,016,234 at December 31, 2010	293	292
Additional paid-in capital	102,740	101,024
Retained earnings	82,554	79,559
Treasury stock, at cost: 2011—112,008,014 shares and 2010—165,655,721 shares	(878)	(1,442)
Accumulated other comprehensive income (loss)	(13,984)	(16,277)

Total Citigroup stockholders' equity	$171,037	$163,468
Noncontrolling interest	2,356	2,321

Total equity	$173,393	$165,789

Total liabilities and equity	$1,947,815	$1,913,902

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

	March 31, 2011	December 31, 2010
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$22,665	$22,046
Long-term debt (including $3,025 and $3,942 as of March 31, 2011 and December 31, 2010, respectively, at fair value)	67,381	69,710
Other liabilities	553	813

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$90,599	$92,569

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

Citigroup Inc. and Subsidiaries

	Three months ended March 31,
In millions of dollars, except shares in thousands	2011	2010
Preferred stock at aggregate liquidation value
Balance, beginning of year	$312	$312

Balance, end of period	$312	$312

Common stock and additional paid-in capital
Balance, beginning of year	$101,316	$98,428
Employee benefit plans	(157)	(3,506)
Issuance of new common stock	—	—
Conversion of ADIA Upper Decs Equity Units Purchase Contract to common stock	1,875	1,875
Other	(1)	(83)

Balance, end of period	$103,033	$96,714

Retained earnings
Balance, beginning of year	$79,559	$77,440
Adjustment to opening balance, net of taxes(1)	—	(8,442)

Adjusted balance, beginning of period	$79,559	$68,998
Citigroup's net income	2,999	4,428
Common dividends(2)	—	6
Preferred dividends	(4)	—

Balance, end of period	$82,554	$73,432

Treasury stock, at cost
Balance, beginning of year	$(1,442)	$(4,543)
Issuance of shares pursuant to employee benefit plans	564	3,364
Treasury stock acquired(3)	—	(1)
Other	—	2

Balance, end of period	$(878)	$(1,178)

Accumulated other comprehensive income (loss)
Balance, beginning of year	$(16,277)	$(18,937)
Net change in unrealized gains and losses on investment securities, net of taxes	740	1,182
Net change in cash flow hedges, net of taxes	152	223
Net change in foreign currency translation adjustment, net of taxes	1,364	(279)
Pension liability adjustment, net of taxes(4)	37	(48)

Net change in Accumulated other comprehensive income (loss)	$2,293	$1,078

Balance, end of period	$(13,984)	$(17,859)

Total Citigroup common stockholders' equity (shares outstanding: 29,206,441 at March 31, 2011 and 29,058,360 at December 31, 2010)	$170,725	$151,109

Total Citigroup stockholders' equity	$171,037	$151,421

Noncontrolling interest
Balance, beginning of year	$2,321	$2,273
Initial origination of a noncontrolling interest	—	(10)
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	—	(22)
Transactions between Citigroup and the noncontrolling-interest shareholders	(92)	—
Net income attributable to noncontrolling-interest shareholders	72	32
Dividends paid to noncontrolling-interest shareholders	—	(54)
Accumulated other comprehensive income—net change in unrealized gains and losses on investment securities, net of tax	(2)	12
Accumulated other comprehensive income—net change in FX translation adjustment, net of tax	31	(5)
All other	26	132

Net change in noncontrolling interests	$35	$85

Balance, end of period	$2,356	$2,358

Total equity	$173,393	$153,779

Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interests	$3,071	$4,460
Net change in Accumulated other comprehensive income (loss) before attribution of noncontrolling interest	2,322	1,085

Total comprehensive income (loss) before attribution of noncontrolling interest	$5,393	$5,545

Comprehensive income (loss) attributable to the noncontrolling interests	$101	$39

Comprehensive income (loss) attributable to Citigroup	$5,292	$5,506

(1)
The adjustment to the opening balance for Retained earnings in 2010 represents the cumulative effect of initially adopting ASC 810, Consolidation (SFAS 167). See Note 1 to the Consolidated Financial Statements.

(2)
Common dividends in 2010 represent a reversal of dividends accrued on forfeitures of previously issued but unvested employee stock awards related to employees who have left Citigroup.

(3)
All open market repurchases were transacted under an existing authorized share repurchase plan and relate to customer fails/errors.

(4)
Reflects adjustments to the funded status of pension and postretirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation. See Note 8 to the Consolidated Financial Statements.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars	2011	2010
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$3,071	$4,460
Net income attributable to noncontrolling interests	72	32

Citigroup's net income	$2,999	$4,428
Income from discontinued operations, net of taxes	36	147
Gain on sale, net of taxes	4	64

Income from continuing operations—excluding noncontrolling interests	$2,959	$4,217
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	$62	$102
(Additions)/reductions to deferred policy acquisition costs	(25)	1,994
Depreciation and amortization	671	623
Provision for credit losses	2,924	8,331
Change in trading account assets	4,162	(13,110)
Change in trading account liabilities	17,292	5,236
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(14,403)	(12,326)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	(1,733)	53,630
Change in brokerage receivables net of brokerage payables	(11,043)	(6,172)
Realized gains from sales of investments	(580)	(538)
Change in loans held-for-sale	(629)	(1,444)
Other, net	1,382	(5,125)

Total adjustments	$(1,920)	$31,201

Net cash provided by operating activities of continuing operations	$1,039	$35,418

Cash flows from investing activities of continuing operations
Change in deposits with banks	$(1,166)	$3,889
Change in loans	5,624	25,536
Proceeds from sales and securitizations of loans	1,824	1,252
Purchases of investments	(105,554)	(95,504)
Proceeds from sales of investments	35,185	32,962
Proceeds from maturities of investments	47,361	45,904
Capital expenditures on premises and equipment and capitalized software	(688)	(278)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	422	637

Net cash (used in) provided by investing activities of continuing operations	$(16,992)	$14,398

Cash flows from financing activities of continuing operations
Dividends paid	$(4)	$—
Issuance of common stock	—	—
Conversion of ADIA Upper Decs equity units purchase contract to common stock	1,875	1,875
Treasury stock acquired	—	(1)
Stock tendered for payment of withholding taxes	(220)	(126)
Issuance of long-term debt	8,190	7,331
Payments and redemptions of long-term debt	(14,189)	(16,682)
Change in deposits	20,908	(7,989)
Change in short-term borrowings	(1,068)	(33,885)

Net cash provided by (used in) financing activities of continuing operations	$15,492	$(49,477)

Effect of exchange rate changes on cash and cash equivalents	$331	$(185)

Discontinued operations
Net cash provided by discontinued operations	$—	$52

Change in cash and due from banks	$(130)	$206
Cash and due from banks at beginning of period	27,972	25,472

Cash and due from banks at end of period	$27,842	$25,678

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$874	$1,802
Cash paid during the period for interest	$4,608	$5,711

Non-cash investing activities
Transfers to OREO and other repossessed assets	$432	$669
Transfers to trading account assets from investments (held-to-maturity)	$12,700	—

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

        The accompanying unaudited Consolidated Financial Statements as of March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (2010 Annual Report on Form 10-K).

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

Significant Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified six policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations, Goodwill, Income Taxes and Legal Reserves. The Company, in consultation with the Audit Committee of the Board of Directors, has reviewed and approved these significant accounting policies, which are further described under "Significant Accounting Policies and Significant Estimates" and Note 1 to the Consolidated Financial Statements in the Company's 2010 Annual Report on Form 10-K.

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

Repurchase and Resale Agreements

        Securities sold under agreements to repurchase (repos) and securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities, and so are treated as collateralized financing transactions. Where certain conditions are met under ASC 860-10, Transfers and Servicing (formerly FASB Statement No. 166, Accounting for Transfers of Financial Assets), the Company accounts for certain repurchase agreements and securities lending agreements as sales. The key distinction resulting in these agreements being accounted for as sales is a reduction in initial margin or restriction in daily maintenance margin. At March 31, 2011 and December 31, 2010, a nominal amount of these transactions were accounted for as sales that reduced trading account assets.

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

  •
  Where bifurcation would otherwise be required under the ASU, to avoid the complicated operational requirements of bifurcating the embedded derivatives from the host contracts and accounting for each separately. The Company reclassified substantially all beneficial interests where bifurcation would otherwise be required under the ASU; and

  •
  To permit more economic hedging strategies while minimizing volatility in reported earnings.

Credit Quality and Allowance for Credit Losses Disclosures

        In July 2010, the FASB issued ASU No. 2010-20, Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses. The ASU requires a greater level of disaggregated information about the allowance for credit losses and the credit quality of financing receivables. The period-end balance disclosure requirements for loans and the allowance for loans losses were effective for reporting periods ending on or after December 15, 2010 and were included in the Company's 2010 Annual Report on Form 10-K, while disclosures for activity during a reporting period in the loan and allowance for loan losses accounts are effective for reporting periods beginning on or after December 15, 2010 and are included in this quarterly report (see Notes 12 and 13 to the Consolidated Financial Statements). The FASB has deferred the troubled debt restructuring (TDR) disclosure requirements that were part of this ASU to be concurrent with the effective date of recently issued guidance for identifying a TDR (discussed below), in the third quarter of 2011.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Troubled Debt Restructurings (TDRs)

        In April 2011, the FASB issued ASU 2011-02 to clarify the guidance for accounting for troubled debt restructurings (TDRs). The ASU clarifies the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties, such as:

  •
  Creditors cannot assume that debt extensions at or above a borrower's original contractual rate do not constitute troubled debt restructurings.

  •
  If a borrower doesn't have access to funds at a market rate for debt with characteristics similar to the restructured debt, that may indicate that the creditor has granted a concession.

  •
  A borrower that is not currently in default may still be considered to be experiencing financial difficulty when payment default is considered "probable in the foreseeable future."

        The guidance will be effective for the Company's third quarter 2011 Form 10-Q and is to be applied retrospectively to restructurings occurring on or after January 1, 2011. The Company is currently evaluating the potential impact of adopting the ASU.

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

2.    DISCONTINUED OPERATIONS

Sale of Egg Banking PLC Credit Card Business

        On March 1, 2011, the Company announced that Egg Banking PLC (Egg), an indirect subsidiary which is part of the Citi Holdings segment, entered into a definitive agreement that will result in the divestiture of Citi's UK credit card business to Barclays PLC. The sale closed on April 28, 2011.

        This sale is reported as discontinued operations for the first quarter of 2011 only. Prior periods were not reclassified due to the immateriality of the impact in those periods. The total gain on sale of Egg will be recognized upon closing.

        Total assets of $2.7 billion associated with the sale of the Egg credit card business are included in Assets of discontinued operations held for sale on the Consolidated Balance Sheet.

        The following is a summary as of March 31, 2011 of the assets and liabilities of Discontinued operations held for sale on the Consolidated Balance Sheet for the operations related to Egg:

In millions of dollars	March 31, 2011
Assets
Deposits at interest with banks	$16
Loans, net of unearned income	2,665
Allowance for loan losses	(240)

Total loans, net	$2,425
Goodwill	147
Intangibles	18
Other assets	66

Total assets	$2,672

Liabilities
Deposits	$13
Other liabilities	26

Total liabilities	$39

        Summarized financial information for discontinued operations, including cash flows, related to the sale of Egg follows:

In millions of dollars	Three Months Ended March 31, 2011
Total revenues, net of interest expense	$126

Income from discontinued operations	$61
Loss on sale	—
Provision for income taxes	21

Income from discontinued operations, net of taxes	$40

In millions of dollars	Three Months Ended March 31, 2011
Cash flows from operating activities	$—
Cash flows from investing activities	—
Cash flows from financing activities	—

Net cash provided by discontinued operations	$—

Combined Results for Discontinued Operations

        The following is summarized financial information for the Egg cards business, Nikko Cordial business, German retail banking operations and CitiCapital business. The SLC business, which was sold on December 31, 2010, is not included as this sale was reported as discontinued operations for the third and fourth quarters of 2010 only due to the immateriality of the impact of that presentation in other periods. The Nikko Cordial business, which was sold on October 1, 2009, the German retail banking operation, which was sold on December 5, 2008, and the CitiCapital business, which was sold on July 31, 2008, continue to have minimal residual costs associated with the sales.

	Three Months Ended March 31,
In millions of dollars	2011	2010
Total revenues, net of interest expense	$130	$117

Income (loss) from discontinued operations	$60	$(5)
Gain on sale	4	94
Provision (benefit) for income taxes	24	(122)

Income from discontinued operations, net of taxes	$40	$211

	Three Months Ended March 31,
In millions of dollars	2011	2010
Cash flows from operating activities	$—	$(135)
Cash flows from investing activities	—	186
Cash flows from financing activities	—	1

Net cash provided by (used in) discontinued operations	$—	$52

 3.    BUSINESS SEGMENTS

        Citigroup is a diversified bank holding company whose businesses provide a broad range of financial services to Consumer and Corporate customers around the world. The Company's activities are conducted through the Regional Consumer Banking, Institutional Clients Group (ICG), Citi Holdings and Corporate/Other business segments.

        The Regional Consumer Banking segment includes a global, full-service Consumer franchise delivering a wide array of banking, credit card lending, and investment services through a network of local branches, offices and electronic delivery systems.

        The Company's ICG segment is composed of Securities and Banking and Transaction Services and provides corporations, governments, institutions and investors in approximately 100 countries with a broad range of banking and financial products and services.

        The Citi Holdings segment is composed of the Brokerage and Asset Management, Local Consumer Lending and Special Asset Pool.

        Corporate/Other includes net treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications (eliminations), the results of discontinued operations and unallocated taxes.

        The following table presents certain information regarding the Company's continuing operations by segment:

	Revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)(2)		Identifiable assets
	Three Months Ended March 31,
In millions of dollars, except identifiable assets in billions							Mar. 31, 2011	Dec. 31, 2010
	2011	2010	2011	2010	2011	2010
Regional Consumer Banking	$7,942	$8,082	$625	$207	$1,545	$973	$333	$331
Institutional Clients Group	8,562	10,440	1,075	1,812	2,550	4,116	997	953

Subtotal Citicorp	$16,504	$18,522	$1,700	$2,019	$4,095	$5,089	$1,330	$1,284
Citi Holdings	3,283	6,550	(264)	(946)	(547)	(875)	337	359
Corporate/Other	(61)	349	(251)	(37)	(517)	35	281	271

Total	$19,726	$25,421	$1,185	$1,036	$3,031	$4,249	$1,948	$1,914

(1)
Includes Citicorp total revenues, net of interest expense, in North America of $6.3 billion and $8.0 billion; in EMEA of $3.3 billion and $3.8 billion; in Latin America of $3.3 billion and $3.0 billion; and in Asia of $3.6 billion and $3.7 billion for the three-months ended March 31, 2011 and 2010 respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the Regional Consumer Banking results of $1.3 billion and $2.9 billion; in the ICG results of $(0.2) billion and $(0.1) billion; and in the Citi Holdings results of $2.1 billion and $5.8 billion for the three-months ended March 31, 2011 and 2010, respectively.

 4.    INTEREST REVENUE AND EXPENSE

        For the three months ended March 31, 2011 and 2010, respectively, interest revenue and expense consisted of the following:

	Three Months Ended March 31,
In millions of dollars	2011	2010
Interest revenue
Loan interest, including fees	$12,286	$14,673
Deposits with banks	459	290
Federal funds sold and securities purchased under agreements to resell	838	752
Investments, including dividends	2,456	3,109
Trading account assets(1)	2,010	1,872
Other interest	151	156

Total interest revenue	$18,200	$20,852

Interest expense
Deposits(2)	$2,014	$2,080
Federal funds purchased and securities loaned or sold under agreements to repurchase	737	654
Trading account liabilities(1)	84	63
Short-term borrowings	170	276
Long-term debt	2,971	3,218

Total interest expense	$5,976	$6,291

Net interest revenue	$12,224	$14,561
Provision for loan losses	2,899	8,366

Net interest revenue after provision for loan losses	$9,325	$6,195

(1)
Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes deposit insurance fees and charges of $220 million and $223 million for the three months ended March 31, 2011 and 2010, respectively.

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

        The following table presents commissions and fees revenue for the three months ended March 31:

	Three Months Ended March 31,
In millions of dollars	2011	2010
Credit cards and bank cards	$865	$965
Trading-related	691	599
Investment banking	647	845
Transaction services	374	347
Checking-related	225	273
Other Consumer	217	312
Primerica	—	91
Loan servicing	146	139
Corporate finance	128	96
Other	75	(22)

Total commissions and fees	$3,368	$3,645

6.    PRINCIPAL TRANSACTIONS

        Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products, as well as foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities' profitability. The following table presents principal transactions revenue for the three months ended March 31:

	Three Months Ended March 31,
In millions of dollars	2011	2010
Regional Consumer Banking	$93	$159
Institutional Clients Group	2,260	3,307

Subtotal Citicorp	$2,353	$3,466
Local Consumer Lending	(17)	(124)
Brokerage and Asset Management	12	(26)
Special Asset Pool	632	1,147

Subtotal Citi Holdings	$627	$997
Corporate/Other	187	(347)

Total Citigroup	$3,167	$4,116

	Three Months Ended March 31,
In millions of dollars	2011	2010
Interest rate contracts(1)	$1,624	$1,374
Foreign exchange contracts(2)	787	241
Equity contracts(3)	428	565
Commodity and other contracts(4)	(25)	109
Credit derivatives(5)	353	1,827

Total Citigroup	$3,167	$4,116

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

7.    INCENTIVE PLANS

Stock-Based Incentive Compensation

        The Company has adopted a number of equity compensation plans under which it currently administers award programs involving grants of stock options, restricted or deferred stock awards, and stock payments. The award programs are used to attract, retain and motivate officers, employees and non-employee directors, to provide incentives for their contributions to the long-term performance and growth of the Company, and to align their interests with those of stockholders. Certain of these equity issuances also increase the Company's stockholders' equity. The plans and award programs are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors (the Committee), which is composed entirely of independent non-employee directors. Since April 19, 2005, all equity awards have been pursuant to stockholder-approved plans.

Stock Award and Stock Option Programs

        The Company recognized compensation expense related to stock award and stock option programs of $454 million for the three months ended March 31, 2011. The Company granted 366 million shares as equity awards in the first quarter of 2011, of which 36 million shares were issued as immediately-vested stock payments, some of which are subject to sales restrictions, as described below.

        On February 14, 2011, 29 million stock options were granted to certain employees. In general, the options vest one-third per year for three years, and have a six-year life. The strike price of these options is $4.91.

        Annual incentive awards made in January 2011 to certain executive officers and highly compensated employees were made in the form of long-term restricted stock (LTRS), with terms prescribed by the Emergency Economic Stabilization Act of 2008, as amended (EESA). The senior executive officers and next 20 most highly compensated employees for 2010 (the 2010 Top 25) were eligible for LTRS awards. LTRS awards vest in full after three years of service and there are no provisions for early vesting of LTRS in the event of retirement, involuntary termination of employment or change in control, but early vesting will occur upon death or disability. Other executive officers and employees received annual incentive awards in January 2011 in the form of deferred stock awards under the Company's Capital Accumulation Program (CAP). Generally, CAP awards granted in January 2011 vest ratably over three- or four-year periods.

        Annual incentive awards made in January 2011 to executive officers (in the form of LTRS or under CAP) have an additional performance-based vesting condition. If Citigroup has pretax net losses during any of the years of the deferral period, the Committee may exercise its discretion to eliminate or reduce the number of shares in the award that are considered attributable to that year. The compensation cost associated with these awards is remeasured each period until the performance-based vesting condition is resolved.

        All CAP and LTRS awards made in January 2011 provide for a clawback that applies if the awards were based on earnings that were misstated or on materially inaccurate performance metric criteria, or if the participant knowingly provided inaccurate information relating to financial statements or performance metrics, or materially violated risk limits or balance sheet or working capital or regulatory capital guidance. For European Union (EU) participants who are "identified staff," this clawback is in addition to the EU clawback described below.

        CAP awards made in January 2011 to "identified staff" in the EU have several features that differ from the generally applicable CAP provisions described above. "Identified staff" are those Citigroup employees whose compensation is subject to various banking regulations on sound incentive compensation policies in the EU. These CAP awards vest in full after three years of service, are subject to a six-month sale restriction after vesting, and are subject to cancellation if there is reasonable evidence that participant engaged in misconduct or committed material error, in either case in connection with his or her employment, or Citigroup or the participant's business unit has suffered a material downturn in its financial performance or a material failure of risk management. The compensation cost associated with these awards is remeasured each period until they are no longer subject to cancellation upon material downturn in financial performance or a material failure of risk management.

        A portion of the immediately vested cash incentive compensation awarded in January 2011 to selected highly compensated employees was delivered in immediately-vested stock payments. In the EU, this stock was subject to sales restrictions of at least six months.

        Generally, shares subject to unvested restricted and deferred stock awards are eligible to receive dividends or dividend equivalent payments during their applicable vesting periods. However, pursuant to the provisions of the Company's 2009 Stock Incentive Plan applicable to awards with performance vesting criteria, the CAP and LTRS stock awards with performance-based vesting conditions described above are not eligible to receive or accrue dividends or dividend equivalents during their vesting periods.

Profit Sharing Plan

        On February 14, 2011, the Committee approved grants of awards under the 2011 Key Employee Profit Sharing Plan (KEPSP) to certain executive officers, which may entitle participants to profit-sharing payments based on an initial performance measurement period of January 1, 2011 to December 31, 2012. Generally, if a participant remains employed and all other conditions to vesting and payment are satisfied, the participant will be entitled to an initial payment in 2013, as well as a holdback payment in 2014 that may be reduced based on performance during the subsequent holdback period (generally, January 1, 2013 through December 31, 2013). If the vesting and performance conditions are satisfied, a participant's initial payment will equal two-thirds of the product of the cumulative pretax income for the initial performance period and the participant's applicable percentage. The initial payment will be paid after January 20, 2013, but no later than March 15, 2013.

        The participant's holdback payment, if any, will equal the product of (a) the lesser of cumulative pretax income of Citicorp (Citigroup less Citi Holdings) for the initial performance period and cumulative pretax income of Citicorp for the initial performance period and the holdback period combined, and (b) the participant's applicable percentage, less the initial payment; provided that the holdback payment may not be less than zero. The holdback payment, if any, will be paid after January 20, 2014, but no later than March 15, 2014. The holdback payment, if any, will be credited with notional interest during the holdback period. It is intended that the initial payment and holdback payment will be paid in cash; however, awards may be paid in Citi common stock if required by regulatory authority. Regulators have required that U.K. participants receive 50% of their initial payment and 50% of their holdback payment, if any, in shares of Citi common stock that will be subject to a six-month sale restriction.

        In addition to the vesting and performance conditions described above, nonvested or undelivered KEPSP payments are subject to forfeiture or reduction if a participant (a) received a payment based on materially inaccurate financial statements (including, but not limited to, statements of earnings, revenues or gains) or any other materially inaccurate performance metric criteria; (b) knowingly engaged in providing inaccurate information (including such participant's knowingly failing to timely correct inaccurate information) relating to financial statements or performance metrics; or (c) materially violated any risk limits established by senior management and/or risk management, or any balance sheet or working capital guidance provided by a business head, or (d) is terminated on account of gross misconduct.

        Independent risk function employees were not eligible to participate in the KEPSP as the independent risk function participates in the determination of whether payouts will be made under the KEPSP.

        The Company recognized $86 million of expense related to all KEPSP plans for the three months ended March 31, 2011.

 8.    RETIREMENT BENEFITS

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

        The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company's U.S. qualified and nonqualified pension plans, postretirement plans and plans outside the United States.

Net (Benefit) Expense

	Three Months Ended March 31,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2011	2010	2011	2010	2011	2010	2011	2010
Qualified Plans
Benefits earned during the year	$4	$4	$42	$41	$—	$—	$6	$6
Interest cost on benefit obligation	155	159	85	84	15	14	26	26
Expected return on plan assets	(222)	(211)	(94)	(94)	(2)	(2)	(25)	(25)
Amortization of unrecognized
Prior service cost (benefit)	—	—	1	1	(1)	—	—	—
Net actuarial loss	17	11	14	14	3	1	5	5
Curtailment loss	—	—	3	—	—	—	—	—

Net qualified (benefit) expense	$(46)	$(37)	$51	$46	$15	$13	$12	$12

Nonqualified (benefit) expense	$10	$11	$—	$—	$—	$—	$—	$—

Total net (benefit) expense	$(36)	$(26)	$51	$46	$15	$13	$12	$12

Contributions

        Citigroup's pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements rather than to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under Employee Retirement Income Security Act of 1974, as amended, if appropriate to its tax and cash position and the plans' funded position. For the U.S. plans, at March 31, 2011, there were no minimum required cash contributions and no discretionary cash or non-cash contributions are currently planned. For the non-U.S. plans, the Company contributed $38 million during the first quarter of 2011 and expects to contribute an additional $155 million during the year. For the non-U.S. postretirement plans, the Company expects to contribute $71 million during 2011. These estimates are subject to change, since contribution decisions are affected by various factors, such as market performance and regulatory requirements. In addition, management has the ability to change funding policy.

 9.    EARNINGS PER SHARE

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the three months ended March 31:

In millions, except per-share amounts	2011	2010
Income from continuing operations before attribution of noncontrolling interests	$3,031	$4,249
Noncontrolling interests from continuing operations	72	32

Net income from continuing operations (for EPS purposes)	$2,959	$4,217
Income from discontinued operations, net of taxes	40	211

Citigroup's net income	$2,999	$4,428
Preferred dividends	(4)	—

Net income available to common shareholders	$2,995	$4,428
Dividends and undistributed earnings allocated to participating securities	(35)	(28)

Net income allocated to common shareholders for basic EPS	$2,960	$4,400
Effect of dilutive securities	1	—

Net income allocated to common shareholders for diluted EPS	$2,961	$4,400

Weighted-average common shares outstanding applicable to basic EPS	29,043.5	28,444.3
Effect of dilutive securities
TDECs	876.2	882.8
Options	24.7	—
Other employee plans	20.7	5.7
Convertible securities	0.7	0.7

Adjusted weighted-average common shares outstanding applicable to diluted EPS	29,965.8	29,333.5

Basic earnings per share(1)
Income from continuing operations	$0.10	$0.15
Discontinued operations	—	0.01

Net income	$0.10	$0.15

Diluted earnings per share(1)
Income from continuing operations	$0.10	$0.14
Discontinued operations	—	0.01

Net income	$0.10	$0.15

(1)
Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

        During the first quarters of 2011 and 2010, weighted-average options to purchase 97.2 million and 395.8 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per common share, because the weighted-average exercise prices of $19.20 and $11.64, respectively, were greater than the average market price of the Company's common stock.

        Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (each of which were subsequently sold to the public in January 2011), with exercise prices of $17.85 and $10.61 for approximately 210 million and 255 million shares of common stock, respectively, were not included in the computation of earnings per common share in the first quarters of 2011 and 2010, because the exercise price was greater than the average market price of the Company's common stock.

        In addition, performance-based equity awards of approximately 5 million shares were not included in the first quarters of 2011 and 2010 earnings per share calculation, because the performance targets under the terms of the awards were not met.

        Equity units convertible into approximately 88 million shares and 177 million shares of Citigroup common stock held by the Abu Dhabi Investment Authority (ADIA) were not included in the computation of earnings per common share in the first quarters of 2011 and 2010, respectively, because the exercise price of $31.83 was greater than the average market price of the Company's common stock.

10.    TRADING ACCOUNT ASSETS AND LIABILITIES

        Trading account assets and Trading account liabilities, at fair value, consisted of the following at March 31, 2011 and December 31, 2010:

In millions of dollars	March 31, 2011(1)	December 31, 2010
Trading account assets
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$28,906	$27,127
Prime	4,341	1,514
Alt-A	6,151	1,502
Subprime	1,847	2,036
Non-U.S. residential	968	1,052
Commercial	2,042	1,301

Total mortgage-backed securities	$44,255	$34,532

U.S. Treasury and federal agency securities
U.S. Treasury	$14,511	$20,168
Agency obligations	2,362	3,418

Total U.S. Treasury and federal agencies	$16,873	$23,586

State and municipal securities	$6,041	$7,493
Foreign government securities	88,902	88,311
Corporate	57,479	52,726
Derivatives(3)	47,145	50,213
Equity securities	37,831	37,436
Asset-backed securities(2)	7,555	7,759
Other debt securities	17,029	15,216

Total trading account assets	$323,110	$317,272

Trading account liabilities
Securities sold, not yet purchased	$86,265	$69,324
Derivatives(3)	60,081	59,730

Total trading account liabilities	$146,346	$129,054

(1)
Includes the securities reclassified from Investments HTM to Trading account assets. See Note 11 to the Consolidated Financial Statements.

(2)
The Company invests in mortgage-backed securities and asset-backed securities. Mortgage securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, information is provided in Note 17 to the Consolidated Financial Statements.

(3)
Presented net, pursuant to master netting agreements. See Note 18 to the Consolidated Financial Statements for a discussion regarding the accounting and reporting for derivatives.

 11.    INVESTMENTS

Overview

In millions of dollars	March 31, 2011	December 31, 2010
Securities available-for-sale	$294,917	$274,572
Debt securities held-to-maturity(1)	15,484	29,107
Non-marketable equity securities carried at fair value(2)	9,064	6,602
Non-marketable equity securities carried at cost(3)	7,792	7,883

Total investments	$327,257	$318,164

(1)
Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)
Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)
Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, Federal Home Loan Banks, foreign central banks and various clearing houses of which Citigroup is a member.

Securities Available-for-Sale

        The amortized cost and fair value of securities available-for-sale (AFS) at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011				December 31, 2010
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$32,953	$360	$374	$32,939	$23,433	$425	$235	$23,623
Prime	1,588	2	4	1,586	1,985	18	177	1,826
Alt-A	20	1	—	21	46	2	—	48
Subprime	—	—	—	—	119	1	1	119
Non-U.S. residential	300	1	—	301	315	1	—	316
Commercial	514	19	6	527	592	21	39	574

Total mortgage-backed securities(1)	$35,375	$383	$384	$35,374	$26,490	$468	$452	$26,506
U.S. Treasury and federal agency securities
U.S. Treasury	56,052	201	71	56,182	58,069	435	56	58,448
Agency obligations	56,151	306	76	56,381	43,294	375	55	43,614

Total U.S. Treasury and federal agency securities	$112,203	$507	$147	$112,563	$101,363	$810	$111	$102,062
State and municipal	15,394	48	2,566	12,876	15,660	75	2,500	13,235
Foreign government	101,261	603	519	101,345	99,110	984	415	99,679
Corporate	15,571	305	49	15,827	15,910	319	59	16,170
Asset-backed securities(1)	9,333	47	39	9,341	9,085	31	68	9,048
Other debt securities	1,859	19	62	1,816	1,948	24	60	1,912

Total debt securities AFS	$290,996	$1,912	$3,766	$289,142	$269,566	$2,711	$3,665	$268,612

Marketable equity securities AFS	$3,590	$2,376	$191	$5,775	$3,791	$2,380	$211	$5,960

Total securities AFS	$294,586	$4,288	$3,957	$294,917	$273,357	$5,091	$3,876	$274,572

(1)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, information is provided in Note 17 to the Consolidated Financial Statements.

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

        The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of March 31, 2011 and December 31, 2010:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2011
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$17,635	$338	$12	$36	$17,647	$374
Prime	13	—	101	4	114	4
Alt-A	1	—	9	—	10	—
Subprime	—	—	—	—	—	—
Non-U.S. residential	—	—	68	—	68	—
Commercial	42	—	41	6	83	6

Total mortgage-backed securities	$17,691	$338	$231	$46	$17,922	$384
U.S. Treasury and federal agency securities
U.S. Treasury	21,939	34	711	37	22,650	71
Agency obligations	14,438	76	—	—	14,438	76

Total U.S. Treasury and federal agency securities	$36,377	$110	$711	$37	$37,088	$147
State and municipal	41	2	11,023	2,564	11,064	2,566
Foreign government	41,169	343	10,521	176	51,690	519
Corporate	1,345	28	653	21	1,998	49
Asset-backed securities	2,221	32	88	7	2,309	39
Other debt securities	11	—	574	62	585	62
Marketable equity securities AFS	63	2	1,829	189	1,892	191

Total securities AFS	$98,918	$855	$25,630	$3,102	$124,548	$3,957

December 31, 2010
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,321	$214	$38	$21	$8,359	$235
Prime	89	3	1,506	174	1,595	177
Alt-A	10	—	—	—	10	—
Subprime	118	1	—	—	118	1
Non-U.S. residential	—	—	135	—	135	—
Commercial	81	9	53	30	134	39

Total mortgage-backed securities	$8,619	$227	$1,732	$225	$10,351	$452
U.S. Treasury and federal agency securities
U.S. Treasury	9,229	21	725	35	9,954	56
Agency obligations	9,680	55	—	—	9,680	55

Total U.S. Treasury and federal agency securities	$18,909	$76	$725	$35	$19,634	$111
State and municipal	626	60	11,322	2,440	11,948	2,500
Foreign government	32,731	271	6,609	144	39,340	415
Corporate	1,128	30	860	29	1,988	59
Asset-backed securities	2,533	64	14	4	2,547	68
Other debt securities	—	—	559	60	559	60
Marketable equity securities AFS	68	3	2,039	208	2,107	211

Total securities AFS	$64,614	$731	$23,860	$3,145	$88,474	$3,876

        The following table presents the amortized cost and fair value of debt securities AFS by contractual maturity dates as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
In millions of dollars	Amortized Cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	309	311	403	375
After 5 but within 10 years	1,099	1,085	402	419
After 10 years(2)	33,967	33,978	25,685	25,712

Total	$35,375	$35,374	$26,490	$26,506

U.S. Treasury and federal agencies
Due within 1 year	$29,747	$29,761	$36,411	$36,443
After 1 but within 5 years	69,572	69,898	52,558	53,118
After 5 but within 10 years	11,411	11,400	10,604	10,647
After 10 years(2)	1,473	1,504	1,790	1,854

Total	$112,203	$112,563	$101,363	$102,062

State and municipal
Due within 1 year	$11	$11	$9	$9
After 1 but within 5 years	174	176	145	149
After 5 but within 10 years	211	211	230	235
After 10 years(2)	14,998	12,478	15,276	12,842

Total	$15,394	$12,876	$15,660	$13,235

Foreign government
Due within 1 year	$34,901	$34,879	$41,856	$41,387
After 1 but within 5 years	59,441	59,431	49,983	50,739
After 5 but within 10 years	6,088	6,103	6,143	6,264
After 10 years(2)	831	932	1,128	1,289

Total	$101,261	$101,345	$99,110	$99,679

All other(3)
Due within 1 year	$9,018	$8,978	$2,162	$2,164
After 1 but within 5 years	10,277	10,285	17,838	17,947
After 5 but within 10 years	2,804	2,915	2,610	2,714
After 10 years(2)	4,664	4,806	4,333	4,305

Total	$26,763	$26,984	$26,943	$27,130

Total debt securities AFS	$290,996	$289,142	$269,566	$268,612

(1)
Includes mortgage-backed securities of U.S. federal agencies.

(2)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)
Includes corporate, asset-backed and other debt securities.

        The following table presents interest and dividends on all investments for the three-month periods ended March 31, 2011 and 2010:

	Three months ended
In millions of dollars	March 31, 2011	March 31, 2010
Taxable interest	$2,166	$2,868
Interest exempt from U.S. federal income tax	221	173
Dividends	69	68

Total interest and dividends	$2,456	$3,109

        The following table presents realized gains and losses on all investments for the three-month periods ended March 31, 2011 and 2010. The gross realized investment losses exclude losses from other-than-temporary impairment:

	Three months ended
In millions of dollars	March 31, 2011	March 31, 2010
Gross realized investment gains	$680	$593
Gross realized investment losses(1)	(100)	(55)

Net realized gains	$580	$538

(1)
During the first quarter of 2010, the Company sold four corporate debt securities that were classified as held-to-maturity. These sales were in response to a significant deterioration in the creditworthiness of the issuers. The securities sold had a carrying value of $413 million, and the Company recorded a realized loss of $49 million.

Debt Securities Held-to-Maturity

        During the first quarter of 2011, the Company determined that it no longer had the intent to hold $12.7 billion of HTM securities to maturity. As a result, the Company reclassified $10.0 billion carrying value of mortgage-backed, other asset-backed, state and municipal, and corporate debt securities from Investments held-to-maturity to Trading account assets. The Company also sold an additional $2.7 billion of such HTM securities, recognizing a corresponding receivable from the unsettled sales as of March 31, 2011. As a result of these actions, a net pretax loss of $709 million ($427 million after tax) was recognized in the Consolidated Statement of Income for the three months ended March 31, 2011, composed of gross unrealized gains of $311 million included in Other revenue, gross unrealized losses of $1,387 million included in Other-than-temporary-impairment losses on investments, and net realized gains of $367 million included in Realized gains (losses) on sales of investments. Prior to the reclassification, unrealized losses totalling $1,656 million pretax ($1,012 million after tax) had been reflected in AOCI (see table below) and have now been reflected in the Consolidated Statement of Income, as detailed above.

        Citigroup reclassified and sold the securities as part of its overall efforts to mitigate its risk-weighted assets (RWA) in order to comply with significant new regulatory capital requirements which, although not yet implemented or formally adopted, are nonetheless currently being used to assess the forecasted capital adequacy of the Company and other large U.S. banking organizations. These regulatory capital changes, which were largely unforeseen when the Company initially reclassified the debt securities from Trading account assets and Investments available-for-sale to Investments held-to-maturity in the fourth quarter of 2008 (see footnote 1 to the table immediately below) include: (i) the U.S. Basel II credit and operational risk capital standards; (ii) the Basel Committee's agreed-upon, and the U.S. proposed, revisions to the market risk capital rules, which significantly increased the risk weightings for certain trading book positions; (iii) the Basel Committee's substantial issuance of Basel III, which raised the quantity and quality of required regulatory capital and materially increased RWA for securitization exposures; and (iv) certain regulatory capital-related provisions in The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

        The Company has the intent to sell the debt securities reclassified to Trading account assets in the near term. Through April 29, 2011, the Company has sold $10.6 billion of the $12.7 billion of HTM securities. The carrying value and fair value of debt securities at the date of reclassification or sale were as follows:

In millions of dollars	Amortized cost(2)	Net unrealized loss recognized in AOCI	Carrying value(3)	Gross gains	Gross losses	Fair value
Total held-to-maturity debt securities transferred to Trading account assets or sold(1)
Mortgage-backed securities
Prime	$3,410	$528	$2,882	$131	$131	$2,882
Alt-A	5,357	896	4,461	605	188	4,878
Subprime	240	7	233	5	36	202
Non-U.S. residential	317	75	242	76	2	316
Commercial	117	18	99	22	—	121

Total mortgage-backed securities	$9,441	$1,524	$7,917	$839	$357	$8,399
State and municipal	900	8	892	68	7	953
Corporate	3,569	115	3,454	396	41	3,809
Asset-backed securities	456	9	447	50	2	495

Total held-to-maturity debt securities transferred to Trading account assets or sold(1)	$14,366	$1,656	$12,710	$1,353	$407	$13,656

(1)
During the fourth quarter of 2008, $6.647 billion and $6.063 billion carrying value of these debt securities were transferred from Trading account assets and Investments available-for-sale to Investments held-to-maturity, respectively. The transfer of these debt securities from Trading account assets was in response to the significant deterioration in market conditions, which was especially acute during the fourth quarter of 2008.

(2)
For securities transferred to held-to-maturity from Trading account assets in 2008, amortized cost is defined as the fair value amount of the securities at the date of transfer plus any accretion income and less any impairments recognized in earnings subsequent to transfer. For securities transferred to held-to-maturity from available-for-sale in 2008, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less any impairment recognized in earnings.

(3)
Held-to-maturity securities are carried on the Consolidated Balance Sheet at amortized cost and the changes in the value of these securities other than impairment charges are not reported in the financial statements.

        The carrying value and fair value of securities held-to-maturity (HTM) at March 31, 2011 and December 31, 2010 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized loss recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2011
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$1,142	$219	$923	$113	$3	$1,033
Alt-A	6,047	1,890	4,157	274	80	4,351
Subprime	441	50	391	1	46	346
Non-U.S. residential	4,786	744	4,042	228	58	4,212
Commercial	765	—	765	1	77	689

Total mortgage-backed securities	$13,181	$2,903	$10,278	$617	$264	$10,631
State and municipal	1,587	118	1,469	62	120	1,411
Corporate	2,504	9	2,495	—	138	2,357
Asset-backed securities(3)	1,294	52	1,242	21	45	1,218

Total debt securities held-to-maturity	$18,566	$3,082	$15,484	$700	$567	$15,617

December 31, 2010
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$4,748	$794	$3,954	$379	$11	$4,322
Alt-A	11,816	3,008	8,808	536	166	9,178
Subprime	708	75	633	9	72	570
Non-U.S. residential	5,010	793	4,217	259	72	4,404
Commercial	908	21	887	18	96	809

Total mortgage-backed securities	$23,190	$4,691	$18,499	$1,201	$417	$19,283
State and municipal	2,523	127	2,396	11	104	2,303
Corporate	6,569	145	6,424	447	267	6,604
Asset-backed securities(3)	1,855	67	1,788	57	54	1,791

Total debt securities held-to-maturity	$34,137	$5,030	$29,107	$1,716	$842	$29,981

(1)
For securities transferred to HTM from Trading account assets in 2008, amortized cost is defined as the fair value amount of the securities at the date of transfer plus any accretion income and less any impairments recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS in 2008, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less any impairment recognized in earnings.

(2)
HTM securities are carried on the Consolidated Balance Sheet at amortized cost less any unrealized gains and losses recognized in AOCI. The changes in the value of these securities are not reported on the financial statements, except for other-than-temporary impairments. For HTM securities, only the credit loss component of the impairment is recognized in earnings, while the remainder of the impairment is recognized in AOCI.

(3)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, information is provided in Note 17 to the Consolidated Financial Statements.

        The Company has the positive intent and ability to hold these securities to maturity absent any unforeseen further significant changes in circumstances, including with regard to regulatory capital requirements.

        The net unrealized losses classified in AOCI relate to debt securities reclassified from AFS investments to HTM investments. Additionally, for HTM securities that have suffered credit impairment, declines in fair value for reasons other than credit losses are recorded in AOCI. The AOCI balance was $3.1 billion as of March 31, 2011, compared to $5.0 billion as of December 31, 2010. The AOCI balance for HTM securities is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same debt securities. This will have no impact on the Company's net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

        Any credit-related impairment on HTM securities is recognized in earnings.

        The table below shows the fair value of investments in HTM that have been in an unrecognized loss position for less than 12 months or for 12 months or longer as of March 31, 2011 and December 31, 2010:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
March 31, 2011
Debt securities held-to-maturity
Mortgage-backed securities	$—	$—	$7,225	$264	$7,225	$264
State and municipal	—	—	872	120	872	120
Corporate	—	—	2,250	138	2,250	138
Asset-backed securities	—	—	747	45	747	45

Total debt securities held-to-maturity	$—	$—	$11,094	$567	$11,094	$567

December 31, 2010
Debt securities held-to-maturity
Mortgage-backed securities	$339	$30	$14,410	$387	$14,749	$417
State and municipal	24	—	1,273	104	1,297	104
Corporate	1,584	143	1,579	124	3,163	267
Asset-backed securities	159	11	494	43	653	54

Total debt securities held-to-maturity	$2,106	$184	$17,756	$658	$19,862	$842

        Excluded from the gross unrecognized losses presented in the above table are the $3.1 billion and $5.0 billion of gross unrealized losses recorded in AOCI mainly related to the HTM securities that were reclassified from AFS investments as of March 31, 2011 and December 31, 2010, respectively. Virtually all of these unrealized losses relate to securities that have been in a loss position for 12 months or longer at both March 31, 2011 and December 31, 2010.

        The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$21	$23
After 1 but within 5 years	361	325	321	309
After 5 but within 10 years	425	388	493	434
After 10 years(1)	9,492	9,918	17,664	18,517

Total	$10,278	$10,631	$18,499	$19,283

State and municipal
Due within 1 year	$6	$6	$12	$12
After 1 but within 5 years	52	46	55	55
After 5 but within 10 years	29	32	86	85
After 10 years(1)	1,382	1,327	2,243	2,151

Total	$1,469	$1,411	$2,396	$2,303

All other(2)
Due within 1 year	$62	$65	$351	$357
After 1 but within 5 years	324	310	1,344	1,621
After 5 but within 10 years	2,329	2,202	4,885	4,765
After 10 years(1)	1,022	998	1,632	1,652

Total	$3,737	$3,575	$8,212	$8,395

Total debt securities held-to-maturity	$15,484	$15,617	$29,107	$29,981

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

        For debt securities, a critical component of the evaluation for OTTI is the identification of credit impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. For securities purchased and classified as AFS with the expectation of receiving full principal and interest cash flows as of the date of purchase, this analysis considers the likelihood of receiving all contractual principal and interest. For securities reclassified out of the trading category in the fourth quarter of 2008, the analysis considers the likelihood of receiving the expected principal and interest cash flows anticipated as of the date of reclassification in the fourth quarter of 2008. The extent of the Company's analysis regarding credit quality and the stress on assumptions used in the analysis have been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company's process for identifying credit impairment in security types with the most significant unrealized losses as of March 31, 2011.

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

        The key assumptions for mortgage-backed securities as of March 31, 2011 are in the table below:

March 31, 2011
Prepayment rate(1)	3%-8% CRR
Loss severity(2)	45%-85%

(1)
Conditional Repayment Rate (CRR) represents the annualized expected rate of voluntary prepayment of principal for mortgage-backed securities over a certain period of time.

(2)
Loss severity rates are estimated considering collateral characteristics and generally range from 45%-60% for prime bonds, 50%-85% for Alt-A bonds, and 65%-85% for subprime bonds.

        The valuation as of March 31, 2011 assumes that U.S. housing prices will decrease 4% in 2011, 1% in 2012, remain flat in 2013 and increase 3% per year from 2014 onwards, while unemployment decreases to 8.5% by the fourth quarter of 2011.

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

        The remainder of Citigroup's AFS state and municipal bonds are specifically reviewed for credit impairment based on instrument-specific estimates of cash flows, probability of default and loss given default.

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

Recognition and Measurement of OTTI

        The following table presents the total OTTI recognized in earnings during the three months ended March 31, 2011:

OTTI on Investments	Three months ended March 31, 2011
In millions of dollars	AFS	HTM	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the three months ended March 31, 2011	$45	$118	$163
Less: portion of OTTI loss recognized in AOCI (before taxes)	26	—	26

Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$19	$118	$137
OTTI losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	183	1,387	1,570

Total impairment losses recognized in earnings	$202	$1,505	$1,707

        The following is a three month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of March 31, 2011 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI Credit Losses Recognized in Earnings
In millions of dollars	December 31, 2010 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to sales of credit impaired securities sold or matured	March 31, 2011 balance
AFS debt securities
Mortgage-backed securities
Prime	$292	$—	$—	$—	$292
Alt-A	2	—	—	—	2
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	$296	$—	$—	$—	$296
State and municipal	3	—	—	—	3
U.S. Treasury	48	18	—	—	66
Foreign government	159	—	—	—	159
Corporate	154	1	—	—	155
Asset-backed securities	10	—	—	—	10
Other debt securities	52	—	—	—	52

Total OTTI credit losses recognized for AFS debt securities	$722	$19	$—	$—	$741

HTM debt securities
Mortgage-backed securities
Prime	$308	$—	$2	$—	$310
Alt-A	3,149	3	89	—	3,241
Subprime	232	1	21	—	254
Non-U.S. residential	96	—	—	—	96
Commercial real estate	10	—	—	—	10

Total mortgage-backed securities	$3,795	$4	$112	$—	$3,911
State and municipal	7	2	—	—	9
Corporate	351	—	—	—	351
Asset-backed securities	113	—	—	—	113
Other debt securities	5	—	—	—	5

Total OTTI credit losses recognized for HTM debt securities	$4,271	$6	$112	$—	$4,389

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

In millions of dollars at March 31, 2011	Fair value		Unfunded commitments	Redemption frequency (if currently eligible)	Redemption notice period
Hedge funds	$928		$9	Monthly, quarterly, annually	10-95 days
Private equity funds(1)(2)	3,034		2,294	—	—
Real estate funds(3)	365		163	—	—

Total	$4,327	(4)	$2,466	—	—

(1)
Includes investments in private equity funds carried at cost with a carrying value of $222 million.

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

(4)
Included in the total fair value of investments above is $1.5 billion of fund assets that are valued using NAVs provided by third-party asset managers.

 12.    LOANS

        Citigroup loans are reported in two categories—Consumer and Corporate. These categories are classified primarily according to the segment and sub-segment that manages the loans.

Consumer Loans

        Consumer loans represent loans and leases managed primarily by the Regional Consumer Banking and Local Consumer Lending businesses. The following table provides information by loan type:

In millions of dollars	March 31, 2011	December 31, 2010
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$147, 301	$151,469
Installment, revolving credit, and other	26,346	28,291
Cards	113,763	122,384
Commercial and industrial	4,929	5,021
Lease financing	2	2

	$292,341	$307,167

In offices outside the U.S.
Mortgage and real estate(1)	$53,030	$52,175
Installment, revolving credit, and other	38,624	38,024
Cards	36,848	40,948
Commercial and industrial	19,632	18,584
Lease financing	626	665

	$148,760	$150,396

Total Consumer loans	$441,101	$457,563
Net unearned income	112	69

Consumer loans, net of unearned income	$441,213	$457,632

(1)
Loans secured primarily by real estate.

        During the three months ended March 31, 2011, the Company sold and/or reclassified $6.9 billion of Consumer loans. The Company did not have significant purchases of Consumer loans during the three months ended March 31, 2011.

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

        Credit quality indicators that are actively monitored include:

Delinquency Status

        Delinquency status is carefully monitored and considered a key indicator of credit quality. Substantially all of the U.S. residential first mortgage loans use the MBA method of reporting delinquencies, which considers a loan delinquent if a monthly payment has not been received by the end of the day immediately preceding the loan's next due date. All other loans use the OTS method of reporting delinquencies, which considers a loan delinquent if a monthly payment has not been received by the close of business on the loan's next due date. As a general rule, residential first mortgages, home equity loans and installment loans are classified as non-accrual when loan payments are 90 days contractually past due. Credit cards and unsecured revolving loans generally accrue interest until payments are 180 days past due. Commercial market loans are placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due.

        The following tables provides details on Citigroup's Consumer loan delinquency and non-accrual loans as of March 31, 2011 and December 31, 2010:

Consumer Loan Delinquency and Non-Accrual Details at March 31, 2011

In millions of dollars	30-89 days past due(1)	≥ 90 days past due(2)	90 days past due and accruing	Total non-accrual	Total current(3)(4)	Total loans(4)
In North America offices
Residential first mortgages	$3,420	$4,679	$5,005	$4,686	$82,234	$97,048
Home equity loans(5)	935	1,150	—	1,132	45,523	47,608
Credit cards	2,842	2,742	$2,742	—	108,913	114,497
Installment and other	1,105	888	352	966	25,557	27,550
Commercial market loans	19	184	—	284	7,371	7,574

Total	$8,321	$9,643	$8,099	$7,068	$269,598	$294,277

In offices outside North America
Residential first mortgages	$665	$536	$8	$768	$43,415	$44,616
Home equity loans(5)	—	1	—	1	8	9
Credit cards	1,084	891	612	554	37,923	39,898
Installment and other	838	269	77	653	30,987	32,094
Commercial market loans	78	184	—	287	30,057	30,319

Total	$2,665	$1,881	$697	$2,263	$142,390	$146,936

Total Citigroup	$10,986	$11,524	$8,796	$9,331	$411,988	$441,213

(1)
Excludes $1.5 billion of residential first mortgages that are guaranteed by U.S. government agencies.

(2)
Excludes $5.2 billion of residential first mortgages that are guaranteed by U.S. government agencies.

(3)
Loans less than 30 days past due are considered current.

(4)
Includes $1.5 billion of residential first mortgages recorded at fair value.

(5)
Fixed rate home equity loans and loans extended under home equity lines of credit which are typically in junior lien positions.

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2010

In millions of dollars	30-89 days past due(1)	≥ 90 days past due(2)	90 days past due and accruing	Total non-accrual	Total current(3)(4)	Total loans(4)
In North America offices
Residential first mortgages	$4,311	$5,668	$5,405	$5,679	$81,597	$98,579
Home equity loans(5)	1,137	1,279	—	1,273	43,814	46,230
Credit cards	3,290	3,207	3,207	—	117,496	123,993
Installment and other	1,500	1,126	344	1,014	29,665	32,291
Commercial market loans	172	157	—	574	9,952	10,281

Total	$10,410	$11,437	$8,956	$8,540	$282,524	$311,374

In offices outside North America
Residential first mortgages	$657	$573	$—	$774	$41,852	$43,082
Home equity loans(5)	2	4	—	6	188	194
Credit cards	1,116	974	409	564	40,806	42,896
Installment and other	823	291	41	635	30,790	31,904
Commercial market loans	61	186	1	278	27,935	28,182

Total	$2,659	$2,028	$451	$2,257	$141,571	$146,258

(1)
Excludes $1.6 billion of residential first mortgages that are guaranteed by U.S. government agencies.

(2)
Excludes $5.4 billion of residential first mortgages that are guaranteed by U.S. government agencies.

(3)
Loans less than 30 days past due are considered current.

(4)
Includes $1.7 billion of residential first mortgages recorded at fair value.

(5)
Fixed rate home equity loans and loans extended under home equity lines of credit which are typically in junior lien positions.

Consumer Credit Scores (FICOs)

        In the U.S., independent credit agencies rate an individual's risk for assuming debt based on the individual's credit history and assign every consumer a credit score. These scores are often called "FICO scores" because most credit bureau scores used in the U.S. are produced from software developed by Fair Isaac Corporation. Scores range from a high of 900 (which indicates high credit quality) to 300. These scores are continually updated by the agencies based upon an individual's credit actions (e.g., taking out a loan, missed or late payments, etc.). The following table provides details on the FICO scores attributable to Citi's U.S. Consumer loan portfolio as of March 31, 2011 and December 31, 2010 (note that commercial market loans are not included since they are business based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio, or, otherwise, on a quarterly basis. During the first quarter of 2011, the cards businesses in the U.S. began using a more updated FICO model version to score customer accounts for substantially all of their loans. The change was made to incorporate a more recent version of FICO in order to improve the predictive strength of the score and to enhance Citi's ability to manage risk. This change resulted in an increase in the percentage of balances with FICO scores equal to or greater than 660 and conversely lowered the percentage of balances with FICO scores lower than 620.

FICO Score Distribution in U.S. Portfolio(1)(2)	March 31, 2011
In millions of dollars	FICO
	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$23,025	$8,816	$51,767
Home equity loans	7,168	3,361	32,058
Credit cards	11,929	11,194	87,650
Installment and other	9,611	3,280	9,971

Total	$51,733	$26,651	$181,446

(1)
Excludes loans guaranteed by U.S. government agencies, loans subject to LTSCs, and loans recorded at fair value.

(2)
Excludes balances where FICO was not available. Such amounts are not material.

FICO Score Distribution in U.S. Portfolio(1)(2)	December 31, 2010
In millions of dollars	FICO
	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$24,794	$9,095	$50,589
Home equity loans	7,531	3,413	33,363
Credit cards	18,341	12,592	88,332
Installment and other	11,320	3,760	10,743

Total	$61,986	$28,860	$183,027

(1)
Excludes loans guaranteed by U.S. government agencies, loans subject to LTSCs, and loans recorded at fair value.

(2)
Excludes balances where FICO was not available. Such amounts are not material.

Residential First Mortgage Loan to Values (LTVs)

        Loan to value (LTV) ratios are important credit indicators for U.S. mortgage loans. These ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data. The following table provides details on the LTV ratios attributable to Citi's U.S. Consumer mortgage portfolios as of March 31, 2011 and December 31, 2010. LTVs are updated monthly using the most recent Core Logic HPI data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available; otherwise at the state level. The remainder of the portfolio is updated in a similar manner using the Office of Federal Housing Enterprise Oversight indices.

LTV Distribution in U.S. Portfolio(1)(2)	March 31, 2011
In millions of dollars	LTV
	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$32,412	$23,541	$27,619
Home equity loans	11,808	9,892	20,751

Total	$44,220	$33,433	$48,370

(1)
Excludes loans guaranteed by U.S. government agencies, loans subject to LTSCs, and loans recorded at fair value.

(2)
Excludes balances where LTV was not available. Such amounts are not material.

LTV Distribution in U.S. Portfolio(1)(2)	December 31, 2010
In millions of dollars	LTV
	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$32,408	$25,311	$26,636
Home equity loans	12,698	10,940	20,670

Total	$45,106	$36,251	$47,306

(1)
Excludes loans guaranteed by U.S. government agencies, loans subject to LTSCs, and loans recorded at fair value.

(2)
Excludes balances where LTV was not available. Such amounts are not material.

Impaired Consumer Loans

        Impaired loans are those where Citigroup believes it is probable that it will not collect all amounts due according to the original contractual terms of the loan. Impaired Consumer loans include non-accrual commercial market loans as well as smaller-balance homogeneous loans whose terms have been modified due to the borrower's financial difficulties and Citigroup has granted a concession to the borrower. These modifications may include interest rate reductions and/or principal forgiveness. Impaired Consumer loans exclude smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis, as well as substantially all loans modified pursuant to Citi's short-term modification programs (i.e., for periods of 12 months or less). At March 31, 2011, loans included in these short-term programs amounted to $5 billion.

        Valuation allowances for impaired Consumer loans are determined in accordance with ASC 310-10-35 considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's original contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs.

        The following table presents information about total impaired Consumer loans at and for the periods ending March 31, 2011 and December 31, 2010, respectively:

Impaired Consumer Loans

	At and for the period ended Mar. 31, 2011					Dec. 31, 2010
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized	Recorded investment(1)
Mortgage and real estate
Residential first mortgages	$17,298	$18,448	$3,229	$15,191	$201	$16,225
Home equity loans	1,377	1,435	780	1,147	12	1,205
Credit cards	6,277	6,361	3,190	5,507	97	5,906
Installment and other
Individual installment and other	2,894	2,941	1,311	3,530	71	3,286
Commercial market loans	726	967	95	847	9	706

Total(5)	$28,572	$30,152	$8,605	$26,222	$390	$27,328

(1)
Recorded investment in a loan includes accrued credit card interest, and excludes net deferred loan fees and costs, unamortized premium or discount and direct write-downs.

(2)
$936 million of residential first mortgages, $6 million of home equity loans and $271 million of commercial market loans do not have a specific allowance.

(3)
Included in the Allowance for loan losses.

(4)
Average carrying value does not include related specific allowance.

(5)
Prior to 2008, the Company's financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers' financial difficulties and it was determined that a concession was granted to the borrower. Smaller-balance consumer loans modified since January 1, 2008 amounted to $27.8 billion and $26.6 billion at March 31, 2011 and December 31, 2010, respectively. However, information derived from Citi's risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $29.2 billion and $28.2 billion at March 31, 2011 and December 31, 2010, respectively.

Corporate Loans

        Corporate loans represent loans and leases managed by ICG or the Special Asset Pool. The following table presents information by corporate loan type:

In millions of dollars	March 31, 2011	December 31, 2010
Corporate
In U.S. offices
Commercial and industrial	$15,426	$14,334
Loans to financial institutions	29,361	29,813
Mortgage and real estate(1)	19,397	19,693
Installment, revolving credit and other(2)	13,712	12,640
Lease financing	1,395	1,413

	$79,291	$77,893

In offices outside the U.S.
Commercial and industrial	$71,381	$69,718
Installment, revolving credit and other(2)	13,551	11,829
Mortgage and real estate(1)	6,086	5,899
Loans to financial institutions	22,965	22,620
Lease financing	511	531
Governments and official institutions	2,838	3,644

	$117,332	$114,241

Total Corporate loans	$196,623	$192,134
Net unearned income	(700)	(972)

Corporate loans, net of unearned income	$195,923	$191,162

(1)
Loans secured primarily by real estate.

(2)
Includes loans not otherwise separately categorized.

        During the three months ended March 31, 2011, the Company sold and/or reclassified $2.1 billion of held-for-investment Corporate loans. The Company did not have significant purchases of loans classified as held for investment during the three months ended March 31, 2011.

        Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While Corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by Corporate loan type as of March 31, 2011 and December 31, 2010:

Corporate Loan Delinquency and Non-Accrual Details at March 31, 2011

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans
Commercial and industrial	$104	$26	$130	$1,943	$82,601	$84,674
Financial institutions	—	—	—	1,094	50,761	51,855
Mortgage and real estate	454	108	562	1,826	22,976	25,364
Leases	9	1	10	42	1,854	1,906
Other	204	57	261	576	28,425	29,262
Loans at fair value						2,862

Total	$771	$192	$963	$5,481	$186,617	$195,923

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

(3)
Loans less than 30 days past due are considered current.

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2010

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans
Commercial and industrial	$94	$39	$133	$5,125	$76,862	$82,120
Financial institutions	2	—	2	1,258	50,648	51,908
Mortgage and real estate	376	20	396	1,782	22,892	25,070
Leases	9	—	9	45	1,890	1,944
Other	100	52	152	400	26,941	27,493
Loans at fair value						2,627

Total	$581	$111	$692	$8,610	$179,233	$191,162

(1)
Corporate loans that are greater than 90 days past due are generally classified as non-accrual.

(2)
Citi generally does not manage Corporate loans on a delinquency basis. Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful.

(3)
Loans less than 30 days past due are considered current.

        Citigroup has a comprehensive risk management process to monitor, evaluate and manage the principal risks associated with its Corporate loan portfolio. As part of its risk management process, Citi assigns risk ratings to its Corporate loans, which are reviewed at least annually. The ratings scale generally corresponds to the ratings as defined by S&P and Moody's, with investment grade facilities generally exhibiting no evident weakness in creditworthiness and non-investment grade facilities exhibiting a range of deterioration in the obligor's creditworthiness or vulnerability to adverse changes in business, financial or other economic conditions.

Corporate Loans Credit Quality Indicators at March 31, 2011 and December 31, 2010

In millions of dollars	Recorded investment in loans(1) March 31, 2011	Recorded investment in loans(1) December 31, 2010
Investment grade(2)
Commercial and industrial	$55,508	$51,042
Financial institutions	47,074	47,310
Mortgage and real estate	8,174	8,119
Leases	1,106	1,204
Other	22,446	21,844

Total investment grade	$134,308	$129,519

Non-investment grade(2)
Accrual
Commercial and industrial	$27,222	$25,992
Financial institutions	3,687	3,412
Mortgage and real estate	3,617	3,329
Leases	758	695
Other	5,332	4,316
Non-accrual
Commercial and industrial	1,943	5,125
Financial institutions	1,094	1,258
Mortgage and real estate	1,826	1,782
Leases	42	45
Other	576	400

Total non-investment grade	$46,097	$46,354

Private Banking loans managed on a delinquency basis(2)	$12,656	$12,662
Loans at fair value	2,862	2,627

Corporate loans, net of unearned income	$195,923	$191,162

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

        The following tables present non-accrual loan information by Corporate loan type at and for the periods ended March 31, 2011 and December 31, 2010, respectively:

Non-Accrual Corporate Loans

	At and for the period ended March 31, 2011
In millions of dollars	Recorded investment(1)	Principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized
Non-accrual corporate loans
Commercial and industrial	$1,943	$2,717	$371	$4,807	$8
Loans to financial institutions	1,094	1,668	90	895	—
Mortgage and real estate	1,826	2,423	257	2,079	3
Lease financing	42	50	—	51	1
Other	576	1,185	180	937	1

Total non-accrual Corporate loans	$5,481	$8,043	$898	$8,769	$13

Non-Accrual Corporate Loans

	At and for the period ended Dec. 31, 2010
In millions of dollars	Recorded investment(1)	Principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized
Non-accrual corporate loans
Commercial and industrial	$5,125	$8,021	$843	$6,016	$28
Loans to financial institutions	1,258	1,835	259	883	1
Mortgage and real estate	1,782	2,328	369	2,474	7
Lease financing	45	71	—	55	4
Other	400	948	218	1,205	25

Total non-accrual Corporate loans	$8,610	$13,203	$1,689	$10,633	$65

	March 31, 2011		December 31, 2010
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual Corporate loans with valuation allowances
Commercial and industrial	$857	$371	$4,257	$843
Loans to financial institutions	661	90	818	259
Mortgage and real estate	1,074	257	1,008	369
Lease financing	—	—	—	—
Other	439	180	241	218

Total non-accrual Corporate loans with specific allowance	$3,031	$898	$6,324	$1,689

Non-accrual Corporate loans without specific allowance
Commercial and industrial	$1,086		$868
Loans to financial institutions	433		440
Mortgage and real estate	752		774
Lease financing	42		45
Other	137		159

Total non-accrual Corporate loans without specific allowance	$2,450	N/A	$2,286	N/A

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

 13.    ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended March 31,
In millions of dollars	2011	2010
Allowance for loan losses at beginning of period	$40,655	$36,033
Gross credit losses	(7,131)	(9,202)
Gross recoveries	862	818

Net credit (losses) recoveries (NCLs)	$(6,269)	$(8,384)

NCLs	$6,269	$8,384
Net reserve builds (releases)	(3,482)	(882)
Net specific reserve builds (releases)	112	864

Total provision for credit losses	$2,899	$8,366
Other, net(1)	(717)	12,731

Allowance for loan losses at end of period	$36,568	$48,746

Allowance for credit losses on unfunded lending commitments at beginning of period(2)	$1,066	$1,157
Provision for unfunded lending commitments	25	(35)

Allowance for credit losses on unfunded lending commitments at end of period(2)	$1,105	$1,122

Total allowance for loans, leases, and unfunded lending commitments	$37,673	$49,868

(1)
The first quarter of 2011 primarily includes reductions of approximately $560 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of approximately $240 million related to the sale of the Egg Banking PLC credit cards business.

(2)
Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other Liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans at March 31, 2011

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of period
Beginning balance	$5,210	$35,445	$40,655
Charge-offs	(998)	(6,133)	(7,131)
Recoveries	149	713	862
Replenishment of net charge-offs	849	5,420	6,269
Net reserve builds (releases)	(600)	(2,882)	(3,482)
Net specific reserve builds (releases)	(794)	906	112
Other	26	(743)	(717)

Ending balance	$3,842	$32,726	$36,568

Allowance for loan losses
Determined in accordance with ASC 450-20	$2,882	$24,092	$26,974
Determined in accordance with ASC 310-10-35	898	8,605	9,503
Determined in accordance with ASC 310-30	62	29	91

Total allowance for loan losses	$3,842	$32,726	$36,568

Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20	$187,555	$410,940	$598,495
Loans individually evaluated for impairment in accordance with ASC 310-10-35	5,266	28,572	33,838
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	240	213	453
Loans held at fair value	2,862	1,488	4,350

Total loans, net of unearned income	$195,923	$441,213	$637,136

 14.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in Goodwill during the first three months of 2011 were as follows:

In millions of dollars
Balance at December 31, 2010	$26,152

Foreign exchange translation	$345
Smaller acquisitions/divestitures, purchase accounting adjustments and other	(11)
Discontinued operations	(147)

Balance at March 31, 2011	$26,339

        During the first quarter of 2011, no goodwill was written off due to impairment and no interim impairment test on goodwill was performed. Goodwill is tested for impairment annually during the third quarter at the reporting unit level and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. There were no triggering events during the first quarter of 2011 for any reporting unit and an interim goodwill impairment test was not required.

        While no goodwill was written off during the first quarter of 2011, the Company will continue to monitor the Local Consumer Lending—Cards reporting unit for triggering events in the interim as the goodwill present in this reporting unit may be sensitive to further deterioration as the valuation of the reporting unit is particularly dependent upon economic conditions that affect consumer credit risk and behavior. The fair value as a percentage of allocated book value for Local Consumer Lending—Cards is 121%, based on the results of the goodwill impairment test performed during the third quarter of 2010. Small deterioration in the assumptions used in the valuations, in particular the discount rate, expected recovery, and expected loss rates, could significantly affect Citigroup's impairment evaluation and, hence, results. If the future were to differ adversely from management's best estimate of key economic assumptions, and associated cash flows were to decrease by a small margin, the Company could potentially experience future material impairment charges with respect to the $4.412 billion of goodwill remaining in its Local Consumer Lending—Cards reporting unit. Any such charges, by themselves, would not negatively affect the Company's Tier 1 Common, Tier 1 Capital or Total Capital regulatory ratios, its Tangible Common Equity or the Company's liquidity position.

        The following tables present the Company's goodwill balances by reporting unit and by segment at March 31, 2011:

In millions of dollars
Reporting unit(1)	Goodwill
North America Regional Consumer Banking	$2,513
EMEA Regional Consumer Banking	337
Asia Regional Consumer Banking	6,206
Latin America Regional Consumer Banking	1,828
Securities and Banking	9,401
Global Transaction Services	1,575
Brokerage and Asset Management	68
Local Consumer Lending—Cards	4,411

Total	$26,339

By Segment
Regional Consumer Banking	$10,884
Institutional Clients Group	10,976
Citi Holdings	4,479

Total	$26,339

(1)
Local Consumer Lending—Other is excluded from the table as there is no goodwill allocated to such unit.

Intangible Assets

        The components of intangible assets were as follows:

	March 31, 2011			December 31, 2010
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,801	$5,162	$2,639	$7,796	$5,048	$2,748
Core deposit intangibles	1,426	960	466	1,442	959	483
Other customer relationships	693	203	490	702	195	507
Present value of future profits	243	119	124	241	114	127
Indefinite-lived intangible assets	565	—	565	550	—	550
Other(1)	4,707	1,711	2,996	4,723	1,634	3,089

Intangible assets (excluding MSRs)	$15,435	$8,155	$7,280	$15,454	$7,950	$7,504
Mortgage servicing rights (MSRs)	4,690	—	4,690	4,554	—	4,554

Total intangible assets	$20,125	$8,155	$11,970	$20,008	$7,950	$12,058

(1)
Includes contract-related intangible assets.

        The changes in intangible assets during the first three months of 2011 were as follows:

In millions of dollars	Net carrying amount at December 31, 2010	Acquisitions/ divestitures	Amortization	Impairments	FX and other(1)	Discontinued Operations	Net carrying amount at March 31, 2011
Purchased credit card relationships	$2,748	$—	$(110)	$—	$1	$—	$2,639
Core deposit intangibles	483	—	(24)	—	7	—	466
Other customer relationships	507	—	(14)	—	(3)	—	490
Present value of future profits	127	—	(3)	—	—	—	124
Indefinite-lived intangible assets	550	—	—	—	15	—	565
Other	3,089	8	(88)	—	5	(18)	2,996

Intangible assets (excluding MSRs)	$7,504	$8	$(239)	$—	$25	$(18)	$7,280
Mortgage servicing rights (MSRs)(2)	4,554						4,690

Total intangible assets	$12,058						$11,970

(1)
Includes foreign exchange translation and purchase accounting adjustments.

(2)
See Note 17 to the Consolidated Financial Statements for the roll-forward of MSRs.

15.    DEBT

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings with weighted average interest rates at March 31, 2011 and December 31, 2010 as follows:

In millions of dollars	March 31, 2011	December 31, 2010
Commercial paper
Bank	$15,096	$14,987
Non-bank	9,481	9,670

	$24,577	$24,657
Other borrowings(1)	54,045	54,133

Total	$78,622	$78,790

(1)
At March 31, 2011 and December 31, 2010, collateralized advances from the Federal Home Loan Banks were $9 billion and $10 billion, respectively.

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

Long-Term Debt

In millions of dollars	March 31, 2011	December 31, 2010
Citigroup parent company	$190,872	$191,944
Bank(1)	109,127	113,234
Non-bank	76,542	76,005

Total(2)(3)	$376,541	$381,183

(1)
At March 31, 2011 and December 31, 2010, collateralized advances from the Federal Home Loan Banks were $17.5 billion and $18.2 billion, respectively.

(2)
Of this amount, approximately $58.3 billion is guaranteed by the FDIC under the TLGP with $20.3 billion maturing in 2011 and $38.0 billion maturing in 2012.

(3)
Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $354 million issued by Safety First Trust Series 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 at March 31, 2011 and $364 million issued by Safety First Trust Series 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 (collectively, the Safety First Trusts) at December 31, 2010. Citigroup Funding Inc. (CFI) owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust Securities and the Safety First Trusts' common securities. The Safety First Trusts' obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        CGMHI has committed long-term financing facilities with unaffiliated banks. At March 31, 2011, CGMHI had drawn down the full $900 million available under these facilities, of which $150 million is guaranteed by Citigroup. Generally, a bank can terminate these facilities by giving CGMHI one-year prior notice.

        Long-term debt at March 31, 2011 and December 31, 2010 includes $17,940 million and $18,131 million, respectively, of junior subordinated debt. The Company has formed statutory business trusts under the laws of the State of Delaware. The trusts exist for the exclusive purposes of (i) issuing trust securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of their parent; and (iii) engaging in only those activities necessary or incidental thereto. Citigroup owns all of the voting securities of these subsidiary trusts, and the subsidiary trusts' obligations are fully and unconditionally guaranteed by Citigroup. Upon approval from the Federal Reserve Board, Citigroup generally has the right to redeem the junior subordinated debentures, as set forth in the table below.

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at March 31, 2011:

						Junior subordinated debentures owned by trust
Trust securities with distributions guaranteed by Citigroup In millions of dollars, except share amounts	Issuance date	Securities issued	Liquidation value	Coupon rate	Common shares issued to parent	Amount(1)	Maturity	Redeemable by issuer beginning
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	35,885,898	897	7.125%	1,109,874	925	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	43,651,597	1,091	6.950%	1,350,050	1,125	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	33,874,813	847	6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	14,757,823	369	6.100%	456,428	380	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460	6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XII	Mar. 2010	92,000,000	2,300	8.500%	25	2,300	Mar. 30, 2040	Mar. 30, 2015
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875%	25	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XIV	June 2006	12,227,281	306	6.875%	40,000	307	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	25,210,733	630	6.500%	40,000	631	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	38,148,947	954	6.450%	20,000	954	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	28,047,927	701	6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	99,901	160	6.829%	50	160	June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	22,771,968	569	7.250%	20,000	570	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	17,709,814	443	7.875%	20,000	443	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	2,345,801	2,346	8.300%	500	2,346	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXXII	Nov. 2007	1,875,000	1,875	6.935%	10	1,875	Sept. 15, 2042	Sept. 15, 2014
Citigroup Capital XXXIII	July 2009	3,025,000	3,025	8.000%	100	3,025	July 30, 2039	July 30, 2014
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$19,531			$19,657

(1)
Represents the proceeds received from the Trust at the date of issuance.

        In each case, the coupon rate on the subordinated debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the subordinated debentures are payable quarterly, except for Citigroup Capital III, Citigroup Capital XVIII and Citigroup Capital XXI on which distributions are payable semiannually.

        On September 29, 2010, Citigroup modified Citigroup Capital Trust XXXIII by redeeming $2.234 billion of those securities which were then-owned by the U.S. Treasury Department. Citigroup replaced those securities with Citigroup Capital Trust XIII in the amount of $2.246 billion with a coupon of 7.875%, payable quarterly. The U.S. Treasury Department then sold all of its holdings of trust preferred securities of Citigroup Capital Trust XIII to the public.

 16.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Changes in each component of Accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2011 and 2010 are as follows:

Three months ended March 31, 2011:

In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2010	$(2,395)	$(7,127)	$(2,650)	$(4,105)	$(16,277)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	740	—	—	—	740
Foreign currency translation adjustment, net of taxes(2)	—	1,364	—	—	1,364
Cash flow hedges, net of taxes(3)	—	—	152	—	152
Pension liability adjustment, net of taxes(4)	—	—	—	37	37

Change	$740	$1,364	$152	$37	$2,293

Balance, March 31, 2011	$(1,655)	$(5,763)	$(2,498)	$(4,068)	$(13,984)

Three months ended March 31, 2010:

In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2009	$(4,347)	$(7,947)	$(3,182)	$(3,461)	$(18,937)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	1,182	—	—	—	1,182
Foreign currency translation adjustment, net of taxes(2)	—	(279)	—	—	(279)
Cash flow hedges, net of taxes(3)	—	—	223	—	223
Pension liability adjustment, net of taxes(4)	—	—	—	(48)	(48)

Change	$1,182	$(279)	$223	$(48)	$1,078

Balance, March 31, 2010	$(3,165)	$(8,226)	$(2,959)	$(3,509)	$(17,859)

(1)
The after tax realized gains (losses) on sales and impairments of securities during the three months ended March 31, 2011 and March 31, 2010 were $(686) million and $28 million, respectively. For details of the unrealized gains and losses on Citigroup's available-for-sale and held-to-maturity securities, and the net gains (losses) included in income, see Note 11 to the Consolidated Financial Statements.

(2)
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

17.    SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Uses of SPEs

        A special purpose entitity (SPE) is an entity designed to fulfill a specific limited need of the company that organized it. The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup's financial assets, to assist clients in securitizing their financial assets, and to create investment products for clients. SPEs may be organized in many legal forms including trusts, partnerships or corporations. In a securitization, the company transferring assets to an SPE converts all (or a portion) of those assets into cash before they would have been realized in the normal course of business, through the SPE's issuance of debt and equity instruments, certificates, commercial paper and other notes of indebtedness, which are recorded on the balance sheet of the SPE and not reflected in the transferring company's balance sheet, assuming applicable accounting requirements are satisfied. Investors usually have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or over-collateralization in the form of excess assets in the SPE, a line of credit, or from a liquidity facility, such as a liquidity put option or asset purchase agreement. The SPE can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs than unsecured debt. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors or to limit or change the credit risk of the SPE. Citigroup may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts. Most of Citigroup's SPEs are now VIEs.

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

  •
  power to direct activities of a VIE that most significantly impact the entity's economic performance; and

  •
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

        Citigroup's involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE as of March 31, 2011 and December 31, 2010 is presented below:

As of March 31, 2011
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures(3)
	Total involvement with SPE assets
In millions of dollars		Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(4)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$58,008	$58,008	$—	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	179,355	—	179,355	2,562	—	—	26	2,588
Non-agency-sponsored	3,895	1,379	2,516	40	—	—	—	40
Citi-administered asset-backed commercial paper conduits (ABCP)	29,670	19,748	9,922	—	—	9,922	—	9,922
Third-party commercial paper conduits	8,244	282	7,962	440	—	298	—	738
Collateralized debt obligations (CDOs)	3,901	—	3,901	83	—	—	—	83
Collateralized loan obligations (CLOs)	7,644	—	7,644	63	—	—	—	63
Asset-based financing	17,855	1,387	16,468	5,602	—	5,111	178	10,891
Municipal securities tender option bond trusts (TOBs)	15,971	7,988	7,983	—	—	6,028	65	6,093
Municipal investments	12,108	178	11,930	780	2,588	1,380	—	4,748
Client intermediation	6,528	1,490	5,038	995	8	—	—	1,003
Investment funds	3,983	310	3,673	2	93	64	50	209
Trust preferred securities	19,824	—	19,824	—	128	—	—	128
Other	5,146	185	4,961	422	36	136	82	676

Total	$372,132	$90,955	$281,177	$10,989	$2,853	$22,939	$401	$37,182

Citi Holdings
Credit card securitizations	$28,517	$28,187	$330	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	195,465	—	195,465	2,608	—	—	103	2,711
Non-agency-sponsored	20,953	2,426	18,527	163	—	—	—	163
Student loan securitizations	2,838	2,838	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	8,397	680	7,717	162	—	—	114	276
Collateralized loan obligations (CLOs)	13,633	—	13,633	1,536	—	7	100	1,643
Asset-based financing	17,989	122	17,867	7,608	3	395	—	8,006
Municipal investments	4,660	—	4,660	88	205	91	—	384
Client intermediation	197	162	35	35	—	—	—	35
Investment funds	1,933	607	1,326	48	25	—	—	73
Other	7,710	7,042	668	229	67	86	—	382

Total	$302,292	$42,064	$260,228	$12,477	$300	$579	$317	$13,673

Total Citigroup	$674,424	$133,019	$541,405	$23,466	$3,153	$23,518	$718	$50,855

(1)
The definition of maximum exposure to loss is included in the text that follows.

(2)
Included in Citigroup's March 31, 2011 Consolidated Balance Sheet.

(3)
Not included in Citigroup's March 31, 2011 Consolidated Balance Sheet.

(4)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

As of December 31, 2010
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures(3)
	Total involvement with SPE assets
In millions of dollars		Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(4)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$62,061	$62,061	$—	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	175,229	—	175,229	2,402	—	—	27	2,429
Non-agency-sponsored	7,352	1,454	5,898	302	—	—	—	302
Citi-administered asset-backed commercial paper conduits (ABCP)	30,941	21,312	9,629	—	—	9,629	—	9,629
Third-party commercial paper conduits	4,845	308	4,537	415	—	298	—	713
Collateralized debt obligations (CDOs)	5,379	—	5,379	103	—	—	—	103
Collateralized loan obligations (CLOs)	6,740	—	6,740	68	—	—	—	68
Asset-based financing	17,571	1,421	16,150	5,641	—	5,596	11	11,248
Municipal securities tender option bond trusts (TOBs)	17,047	8,105	8,942	—	—	6,454	423	6,877
Municipal investments	12,002	178	11,824	675	2,929	1,478	—	5,082
Client intermediation	6,612	1,899	4,713	1,312	8	—	—	1,320
Investment funds	3,741	259	3,482	2	82	66	19	169
Trust preferred securities	19,776	—	19,776	—	128	—	—	128
Other	5,085	1,412	3,673	467	32	119	80	698

Total	$374,381	$98,409	$275,972	$11,387	$3,179	$23,640	$560	$38,766

Citi Holdings
Credit card securitizations	$33,606	$33,196	$410	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	207,729	—	207,729	2,701	—	—	108	2,809
Non-agency-sponsored	22,274	2,727	19,547	160	—	—	—	160
Student loan securitizations	2,893	2,893	—	—	—	—	—	—
Third-party commercial paper conduits	3,365	—	3,365	—	—	252	—	252
Collateralized debt obligations (CDOs)	8,452	755	7,697	189	—	—	141	330
Collateralized loan obligations (CLOs)	12,234	—	12,234	1,754	—	29	401	2,184
Asset-based financing	22,756	136	22,620	8,626	3	300	—	8,929
Municipal investments	4,652	—	4,652	71	200	136	—	407
Client intermediation	659	195	464	62	—	—	345	407
Investment funds	1,961	627	1,334	—	70	45	—	115
Other	8,444	6,955	1,489	276	112	91	—	479

Total	$329,025	$47,484	$281,541	$13,839	$385	$853	$995	$16,072

Total Citigroup	$703,406	$145,893	$557,513	$25,226	$3,564	$24,493	$1,555	$54,838

(1)
The definition of maximum exposure to loss is included in the text that follows.

(2)
Included in Citigroup's December 31, 2010 Consolidated Balance Sheet.

(3)
Not included in Citigroup's December 31, 2010 Consolidated Balance Sheet.

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

  •
  certain limited partnerships that are investment funds that qualify for the deferral from the requirements of ASC 810 where the Company is the general partner and the limited partners have the right to replace the general partner or liquidate the funds;

  •
  certain investment funds for which the Company provides investment management services and personal estate trusts for which the Company provides administrative, trustee and/or investment management services;

  •
  VIEs structured by third parties where the Company holds securities in inventory. These investments are made on arm's-length terms;

  •
  certain positions in mortgage-backed and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, where the Company has no other involvement with the related securitization entity. For more information on these positions, see Notes 10 and 11 to the Consolidated Financial Statements;

  •
  certain representations and warranties exposures in Securities and Banking mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of the loans securitized was approximately $25 billion at March 31, 2011, related to transactions sponsored by Securities and Banking during the period 2005 to 2008; and

  •
  certain representations and warranties exposures in Consumer mortgage securitizations, where the original mortgage loan balances are no longer outstanding.

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments

        The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the SPE table as of March 31, 2011:

In millions of dollars	Liquidity Facilities	Loan Commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$9,922	$—
Third-party commercial paper conduits	298	—
Asset-based financing	5	5,106
Municipal securities tender option bond trusts (TOBs)	6,028	—
Municipal investments	—	1,380
Investment Funds	—	64
Other	—	136

Total Citicorp	$16,253	$6,686

Citi Holdings
Third-party commercial paper conduits	$—	$—
Collateralized loan obligations (CLOs)	—	7
Asset-based financing	—	395
Municipal investments	—	91
Other	—	86

Total Citi Holdings	$—	$579

Total Citigroup funding commitments	$16,253	$7,265

Citicorp & Citi Holdings Consolidated VIEs

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

	March 31, 2011			December 31, 2010
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.3	$1.2	$1.5	$0.2	$0.6	$0.8
Trading account assets	2.9	0.9	3.8	4.9	1.6	6.5
Investments	7.8	0.0	7.8	7.9	—	7.9
Total loans, net	79.4	39.3	118.7	85.3	44.7	130.0
Other	0.6	0.6	1.2	0.1	0.6	0.7

Total assets	$91.0	$42.0	$133.0	$98.4	$47.5	$145.9

Short-term borrowings	$23.1	$2.0	$25.1	$23.1	$2.2	$25.3
Long-term debt	47.1	20.3	67.4	47.6	22.1	69.7
Other liabilities	0.3	0.2	0.5	0.6	0.2	0.8

Total liabilities	$70.5	$22.5	$93.0	$71.3	$24.5	$95.8

Citicorp & Citi Holdings Significant Interests in Unconsolidated VIEs—Balance Sheet Classification

        The following tables present the carrying amounts and classification of significant interests in unconsolidated VIEs:

	March 31, 2011			December 31, 2010
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$3.1	$1.7	$4.8	$3.6	$2.7	$6.3
Investments	3.2	5.6	8.8	3.8	5.9	9.7
Loans	5.1	3.7	8.8	4.5	4.5	9.0
Other	2.4	2.0	4.4	2.7	2.0	4.7

Total assets	$13.8	$13.0	$26.8	$14.6	$15.1	$29.7

Long-term debt	$0.4	$0.0	$0.4	$0.4	$0.5	$0.9
Other liabilities	0.0	0.1	0.1	—	—	—

Total liabilities	$0.4	$0.1	$0.5	$0.4	$0.5	$0.9

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

        The Company relies on securitizations to fund a significant portion of its credit card businesses in North America. The following table reflects amounts related to the Company's securitized credit card receivables:

	Citicorp		Citi Holdings
In billions of dollars	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Principal amount of credit card receivables in trusts	$62.3	$67.5	$30.5	$34.1

Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$42.0	$42.0	$14.9	$16.4
Retained by Citigroup as trust-issued securities	3.8	3.4	7.1	7.1
Retained by Citigroup via non-certificated interests	16.5	22.1	8.5	10.6

Total ownership interests in principal amount of trust credit card receivables	$62.3	$67.5	$30.5	$34.1

Credit Card Securitizations—Citicorp

        The following table summarizes selected cash flow information related to Citicorp's credit card securitizations for the three months ended March 31, 2011 and 2010:

In billions of dollars	2011	2010
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	—	(10.5)

Credit Card Securitizations—Citi Holdings

        The following table summarizes selected cash flow information related to Citi Holdings' credit card securitizations for the three months ended March 31, 2011 and 2010:

In billions of dollars	2011	2010
Proceeds from new securitizations	$0.9	$1.7
Pay down of maturing notes	(2.4)	(9.8)

Managed Loans

        After securitization of credit card receivables, the Company continues to maintain credit card customer account relationships and provides servicing for receivables transferred to the trusts. As a result, the Company considers the securitized credit card receivables to be part of the business it manages. As Citigroup consolidates the credit card trusts, all managed securitized card receivables are on-balance sheet.

Funding, Liquidity Facilities and Subordinated Interests

        Citigroup securitizes credit card receivables through two securitization trusts—Citibank Credit Card Master Trust (Master Trust), which is part of Citicorp, and the Citibank OMNI Master Trust (Omni Trust), which is part of Citi Holdings.

        Master Trust issues fixed- and floating-rate term notes as well as commercial paper. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 3.1 years as of March 31, 2011 and 3.4 years as of December 31, 2010. The liabilities of the trusts are included in the Consolidated Balance Sheet.

Master Trust Liabilities (at par value)

In billions of dollars	March 31, 2011	December 31, 2010
Term notes issued to multi-seller CP conduits	$0.2	$0.3
Term notes issued to third parties	41.8	41.8
Term notes retained by Citigroup affiliates	3.8	3.4
Commercial paper	0.0	—

Total Master Trust Liabilities	$45.8	$45.5

        The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The Omni Trust also issues commercial paper. No Omni Trust liabilities were funded through the Federal Reserve's Commercial Paper Funding Facility as of March 31, 2011.

        The weighted average maturity of the third-party term notes issued by the Omni Trust was 2.0 years as of March 31, 2011 and 1.8 years as of December 31, 2010.

Omni Trust Liabilities (at par value)

In billions of dollars	March 31, 2011	December 31, 2010
Term notes issued to multi-seller commercial paper conduits	$5.7	$7.2
Term notes issued to third parties	9.2	9.2
Term notes retained by Citigroup affiliates	7.1	7.1
Commercial paper	—	—

Total Omni Trust Liabilities	$22.0	$23.5

        Citibank (South Dakota), N.A. is the sole provider of full liquidity facilities to the commercial paper programs of the Master and Omni Trusts. Both of these facilities, which represent contractual obligations on the part of Citibank (South Dakota), N.A. to provide liquidity for the issued commercial paper, are made available on market terms to each of the trusts. The liquidity facilities require Citibank (South Dakota), N.A. to purchase the commercial paper issued by each trust at maturity, if the commercial paper does not roll over, as long as there are available credit enhancements outstanding, typically in the form of subordinated notes. As there was no Omni trust commercial paper outstanding as of March 31, 2011 and December 31, 2010, there was no liquidity commitment at that time.

Mortgage Securitizations

        The Company provides a wide range of mortgage loan products to a diverse customer base.

        Once originated, the Company often securitizes these loans through the use of SPEs. These SPEs are funded through the issuance of Trust Certificates backed solely by the transferred assets. These certificates have the same average life as the transferred assets. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. These mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. However, the Company's Consumer business generally retains the servicing rights and in certain instances retains investment securities, interest-only strips and residual interests in future cash flows from the trusts and also provides servicing for a limited number of Securities and Banking securitizations. Securities and Banking and Special Asset Pool do not retain servicing for their mortgage securitizations.

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

Mortgage Securitizations—Citicorp

        The following tables summarize selected cash flow information related to mortgage securitizations for the quarters ended March 31, 2011 and 2010:

	2011		2010
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$14.7	$0.1	$11.1
Contractual servicing fees received	0.1	0.0	0.1
Cash flows received on retained interests and other net cash flows	—	—	—

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages during the first quarter of 2011 were $(1) million. For the quarter ended March 31, 2011, gains (losses) recognized on the securitization of non-agency-sponsored mortgages were $(1) million.

        Agency and non-agency mortgage securitization gains (losses) for the quarter ended March 31, 2010 were $3 million and $1 million, respectively.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the quarters ended March 31, 2011 and 2010 are as follows:

	March 31, 2011		March 31, 2010
	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Discount rate	1.6% to 28.3%	0.4% to 43.2%	2.2% to 44.8%
Constant prepayment rate	2.2% to 15.8%	1.0% to 31.2%	3.0% to 28.0%
Anticipated net credit losses	NM	9.2% to 90.0%	40.0% to 80.0%

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

        At March 31, 2011, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

March 31, 2011
	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Discount rate	1.6% to 28.3%	0.4% to 43.2%
Constant prepayment rate	7.8% to 15.8%	1.0% to 31.2%
Anticipated net credit losses	NM	0.1% to 90.0%

NM    Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

In millions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Carrying value of retained interests	$2,983	$711

Discount rates
Adverse change of 10%	$(110)	$(30)
Adverse change of 20%	(212)	(58)

Constant prepayment rate
Adverse change of 10%	$(95)	$(14)
Adverse change of 20%	(186)	(27)

Anticipated net credit losses
Adverse change of 10%	$(14)	$(6)
Adverse change of 20%	(28)	(11)

Mortgage Securitizations—Citi Holdings

        The following tables summarize selected cash flow information related to Citi Holdings mortgage securitizations for the quarters ended March 31, 2011 and 2010:

	2011		2010
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.3	$—	$—
Contractual servicing fees received	0.1	—	0.2
Cash flows received on retained interests and other net cash flows	—	—	—

        The Company did not recognize gains (losses) on the securitization of U.S. agency- and non-agency-sponsored mortgages in the quarters ended March 31, 2011 and 2010.

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

        At March 31, 2011, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

	March 31, 2011
	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Discount rate	13.8%	5.3% to 41.5%
Constant prepayment rate	11.3%	2.0% to 25.9%
Anticipated net credit losses	0.1%	0.3% to 95.0%
Weighted average life	6.5 years	0.8-8.5 years

In millions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Carrying value of retained interests	$2,265	$668

Discount rates
Adverse change of 10%	$(93)	$(21)
Adverse change of 20%	(180)	(37)

Constant prepayment rate
Adverse change of 10%	$(110)	$(32)
Adverse change of 20%	(212)	(62)

Anticipated net credit losses
Adverse change of 10%	$(36)	$(17)
Adverse change of 20%	(71)	(29)

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

        The fair value of capitalized mortgage servicing rights (MSRs) was $4.7 billion and $6.4 billion at March 31, 2011 and 2010, respectively. The MSRs correspond to principal loan balances of $444 billion and $542 billion as of March 31, 2011 and 2010, respectively. The following table summarizes the changes in capitalized MSRs for the quarters ended March 31, 2011 and 2010:

In millions of dollars	2011	2010
Balance, beginning of year	$4,554	$6,530
Originations	194	152
Changes in fair value of MSRs due to changes in inputs and assumptions	172	90
Other changes(1)	(230)	(333)

Balance, as of March 31	$4,690	$6,439

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

        The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the quarters ended March 31, 2011 and 2010 were as follows:

In millions of dollars	2011	2010
Servicing fees	$304	$369
Late fees	21	23
Ancillary fees	28	39

Total MSR fees	$353	$431

        These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations

        The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the quarter ended March 31, 2011, Citi transferred non-agency (private-label) securities with original loan proceeds of approximately $90 million to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients. For the quarter ended March 31, 2011, Citi recognized losses on the sale of securities to private-label re-securitization entities of approximately $1 million. As of March 31, 2011, the market value of Citi-owned interests in re-securitization transactions structured by Citi totaled approximately $427 million and are recorded in trading assets. Of this amount, approximately $120 million and $307 million relate to senior and subordinated beneficial interests, respectively.

        The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (Agency) securities. For the quarter ended March 31, 2011, Citi transferred agency securities with principal of approximately $9,964 million to re-securitization entities. As of March 31, 2011, the market value of Citi-owned interests in agency re-securitization transactions structured by Citi to date totaled approximately $529 million ($316 million of which relates to re-

securitization transactions in 2011) and are recorded in trading assets.

        As of March 31, 2011, the Company did not consolidate any private-label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits

        The Company is active in the asset-backed commercial paper conduit business as administrator of several multi-seller commercial paper conduits and also as a service provider to single-seller and other commercial paper conduits sponsored by third parties.

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

        Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 30 to 60 days. As of March 31, 2011 and December 31, 2010, the weighted average lives of the commercial paper issued by consolidated and unconsolidated conduits were approximately 54 days and 41 days, respectively.

        The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, there are generally two additional forms of credit enhancement that protect the commercial paper investors from defaulting assets. First, the subordinate loss notes issued by each conduit absorb any credit losses up to their full notional amount. Second, each conduit has obtained a letter of credit from the Company, which needs to be sized to be at least 8-10% of the conduit's assets. The letters of credit provided by the Company to the consolidated conduits total approximately $1.8 billion. The net result across all multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated in the following order:

  •
  subordinate loss note holders,

  •
  the Company, and

  •
  the commercial paper investors.

        The Company also provides the conduits with two forms of liquidity agreements that are used to provide funding to the conduits in the event of a market disruption, among other events. Each asset of the conduit is supported by a transaction-specific liquidity facility in the form of an asset purchase agreement (APA). Under the APA, the Company has agreed to purchase non-defaulted eligible receivables from the conduit at par. Any assets purchased under the APA are subject to increased pricing. The APA is not designed to provide credit support to the conduit, as it generally does not permit the purchase of defaulted or impaired assets and generally reprices the assets purchased to consider potential increased credit risk. The APA covers all assets in the conduits and is considered in the Company's maximum exposure to loss. In addition, the Company provides the conduits with program-wide liquidity in the form of short-term lending commitments. Under these commitments, the Company has agreed to lend to the conduits in the event of a short-term disruption in the commercial paper market, subject to specified conditions. The total notional exposure under the program-wide liquidity agreement for the Company's unconsolidated administered conduit as of March 31, 2011, is $0.6 billion and is considered in the Company's maximum exposure to loss. The Company receives fees for providing both types of liquidity agreements and considers these fees to be on fair market terms.

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of March 31, 2011, the Company owned none of the commercial paper issued by its unconsolidated administered conduit.

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

        The Company administers one conduit that originates loans to third-party borrowers and those obligations are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. The economic performance of this government-guaranteed loan conduit is most significantly impacted by the performance of its underlying assets. The guarantors must approve each loan held by the entity and the guarantors have the ability (through establishment of the servicing terms to direct default mitigation and to purchase defaulted loans) to manage the conduit's loans that become delinquent to improve the economic performance of the conduit. Because the Company does not have the power to direct the activities of this government-guaranteed loan conduit that most significantly impact the economic performance of the entity, it was concluded that the Company should not consolidate the entity. As of March 31, 2011, this unconsolidated government-guaranteed loan conduit held assets of approximately $9.9 billion.

Third-Party Commercial Paper Conduits

        The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. As of March 31, 2011, the notional amount of these facilities was approximately $738 million, of which $440 million was funded under these facilities. The Company is not the party that has the power to direct the activities of these conduits that most significantly impact their economic performance and thus does not consolidate them.

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

        The Company has retained significant portions of the "super-senior" positions issued by certain CDOs. These positions are referred to as "super-senior" because they represent the most senior positions in the CDO and, at the time of structuring, were senior to tranches rated AAA by independent rating agencies. These positions include facilities structured in the form of short-term commercial paper, where the Company wrote put options ("liquidity puts") to certain CDOs. Under the terms of the liquidity puts, if the CDO was unable to issue commercial paper at a rate below a specified maximum (generally LIBOR + 35 bps to LIBOR + 40 bps), the Company was obligated to fund the senior tranche of the CDO at a specified interest rate. As of March 31, 2011, the Company no longer had exposure to this commercial paper as all of the underlying CDOs had been liquidated.

        Since the inception of many CDO transactions, the subordinate tranches of the CDOs have diminished significantly in value and in rating. The declines in value of the subordinate tranches and in the super-senior tranches indicate that the super-senior tranches are now exposed to a significant portion of the expected losses of the CDOs, based on current market assumptions.

        The Company does not generally have the power to direct the activities of the vehicle that most significantly impact the economic performance of the CDOs as this power is held by the third-party asset manager of the CDO. As such, those CDOs are not consolidated.

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

Key Assumptions and Retained Interests—Citi Holdings

        The key assumptions, used for the securitization of CDOs and CLOs during the quarter ended March 31, 2011, in measuring the fair value of retained interests at the date of sale or securitization are as follows:

	CDOs	CLOs
Discount rate	50.3% to 55.3%	4.1% to 4.5%

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$14	$448

Discount rates
Adverse change of 10%	$(1)	$(4)
Adverse change of 20%	(2)	(7)

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

Asset-Based Financing—Citicorp

        The primary types of Citicorp's asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at March 31, 2011 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total assets	Maximum exposure
Type
Commercial and other real estate	$1.3	$0.2
Hedge funds and equities	7.3	3.0
Airplanes, ships and other assets	7.9	7.7

Total	$16.5	$10.9

Asset-Based Financing—Citi Holdings

        The primary types of Citi Holdings' asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at March 31, 2011 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total assets	Maximum exposure
Type
Commercial and other real estate	$7.3	$1.2
Corporate loans	5.6	4.7
Airplanes, ships and other assets	5.0	2.1

Total	$17.9	$8.0

        The following table summarizes selected cash flow information related to asset-based financings for the quarters ended March 31, 2011 and 2010:

In billions of dollars	2011	2010
Cash flows received on retained interests and other net cash flows	$0.5	$0.5

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	Asset-based financing
Carrying value of retained interests	$4,731

Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	(5)

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

        The TOB trusts fund the purchase of their assets by issuing long-term senior floating rate notes (floaters) and junior residual securities (residuals). Floaters and residuals have a tenor equal to the maturity of the trust, which is equal to or shorter than the tenor of the underlying municipal bond. Residuals are frequently less than 1% of a trust's total funding and entitle their holder to residual cash flows from the issuing trust. Residuals are generally rated based on the long-term rating of the underlying municipal bond. Floaters bear interest rates that are typically reset weekly to a new market rate (based on the SIFMA index: a seven-day high-grade market index of tax-exempt, variable-rate municipal bonds). Floater holders have an option to tender their floaters back to the trust periodically. Floaters have a long-term rating based on the long-term rating of the underlying municipal bond, including any credit enhancement provided by monoline insurance companies, and a short-term rating based on that of the liquidity provider to the trust.

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

        The Company serves as remarketing agent to the trusts, facilitating the sale of floaters to third parties at inception and facilitating the reset of the floater coupon and tenders of floaters. If floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing (in which case the trust is unwound) or it may choose to buy floaters into its own inventory and may continue to try to sell them to a third-party investor. While the level of the Company's inventory of floaters fluctuates, the Company held $94 million of the floater inventory related to the customer or proprietary TOB programs as of March 31, 2011.

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

        If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bond is sold in the market. If there is an accompanying shortfall in the trust's cash flows to fund the redemption of floaters after the sale of the underlying municipal bond, the trust draws on a liquidity agreement in an amount equal to the shortfall. Liquidity agreements are generally provided to the trust directly by the Company. For customer TOBs where the residual is less than 25% of the trust's capital structure, the Company has a reimbursement agreement with the residual holder under which the residual holder reimburses the Company for any payment made under the liquidity arrangement. Through this reimbursement agreement, the residual holder remains economically exposed to fluctuations in the value of the municipal bond. These reimbursement agreements are actively margined based on changes in the value of the underlying municipal bond to mitigate the Company's counterparty credit risk. In cases where a third party provides liquidity to a proprietary TOB trust, a similar reimbursement arrangement is made whereby the Company (or a consolidated subsidiary of the Company) as residual holder absorbs any losses incurred by the liquidity provider. As of March 31, 2011, liquidity agreements provided with respect to customer TOB trusts, and other non-consolidated, customer-sponsored municipal investment funds, totaled $9.8 billion, offset by reimbursement agreements in place with a notional amount of $8.4 billion. The remaining exposure relates to TOB transactions where the residual owned by the customer is at least 25% of the bond value at the inception of the transaction and no reimbursement agreement is executed. In addition, the Company has provided liquidity arrangements with a notional amount of $20 million for other unconsolidated proprietary TOB trusts described below.

        The Company considers the customer and proprietary TOB trusts to be VIEs. Customer TOB trusts are not consolidated by the Company. Because third-party investors hold residual and floater interests in the customer TOB trusts, the Company's involvement includes only its role as remarketing agent and liquidity provider. The Company has concluded that the power over customer TOB trusts is primarily held by the customer residual holder, who may unilaterally cause the sale of the trust's bonds. Because the Company does not hold the residual interest and thus does not have the power to direct the activities that most significantly impact the trust's economic performance, it does not consolidate the customer TOB trusts.

        Proprietary TOB trusts generally are consolidated. The Company's involvement with the proprietary TOB trusts includes holding the residual interests as well as the remarketing and liquidity agreements with the trusts. Similar to customer TOB trusts, the Company has concluded that the power over the proprietary TOB trusts is primarily held by the residual holder, who may unilaterally cause the sale of the trust's bonds. Because the Company holds the residual interest and thus has the power to direct the activities that most significantly impact the trust's economic performance, it consolidates the proprietary TOB trusts.

        Total assets in proprietary TOB trusts also include $65 million of assets where residuals are held by hedge funds that are consolidated and managed by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge funds (and, thus, are not consolidated by the Company) under the application of ASC 946, Financial Services—Investment Companies, which precludes consolidation of owned investments. The Company consolidates the hedge funds, because the Company holds controlling financial interests in the hedge funds. Certain of the Company's equity investments in the hedge funds are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge fund.

        The proceeds from new securitizations from Citi's municipal bond securitizations for the three months ended March 31, 2011 were $0.1 billion.

Municipal Investments

        Municipal investment transactions are primarily interests in partnerships that finance the construction and rehabilitation of low-income housing, facilitate lending in new or underserved markets, or finance the construction or operation of renewable municipal energy facilities. The Company generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits and grants earned from the investments made by the partnership. These entities are generally considered VIEs. The power to direct the activities of these entities is typically held by the general partner. Accordingly, these entities are not consolidated by the Company.

Client Intermediation

        Client intermediation transactions represent a range of transactions designed to provide investors with specified returns based on the returns of an underlying security, referenced asset or index. These transactions include credit-linked notes and equity-linked notes. In these transactions, the VIE typically obtains exposure to the underlying security, referenced asset or index through a derivative instrument, such as a total-return swap or a credit-default swap. In turn the VIE issues notes to investors that pay a return based on the specified underlying security, referenced asset or index. The VIE invests the proceeds in a financial asset or a guaranteed insurance contract (GIC) that serves as collateral for the derivative contract over the term of the transaction. The Company's involvement in these transactions includes being the counterparty to the VIE's derivative instruments and investing in a portion of the notes issued by the VIE. In certain transactions, the investor's maximum risk of loss is limited and the Company absorbs risk of loss above a specified level. The Company does not have the power to direct the activities of the VIEs that most significantly impact their economic performance and thus it does not consolidate them.

        The Company's maximum risk of loss in these transactions is defined as the amount invested in notes issued by the VIE and the notional amount of any risk of loss absorbed by the Company through a separate instrument issued by the VIE. The derivative instrument held by the Company may generate a receivable from the VIE (for example, where the Company purchases credit protection from the VIE in connection with the VIE's issuance of a credit-linked note), which is collateralized by the assets owned by the VIE. These derivative instruments are not considered variable interests and any associated receivables are not included in the calculation of maximum exposure to the VIE.

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

        The Company has determined that a majority of the investment vehicles managed by Citigroup are provided a deferral from the requirements of SFAS 167, Amendments to FASB Interpretation No. 46 (R), because they meet the criteria in Accounting Standards Update No. 2010-10, Consolidation (Topic 810), Amendments for Certain Investment Funds (ASU 2010-10) (see Note 1 to the Consolidated Financial Statements). These vehicles continue to be evaluated under the requirements of ASC 810-10, prior to the implementation of SFAS 167 (FIN 46(R), Consolidation of Variable Interest Entities), which required that a VIE be consolidated by the party with a variable interest that will absorb a majority of the entity's expected losses or residual returns, or both.

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

 18.    DERIVATIVES ACTIVITIES

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

        Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup's derivative instruments as of March 31, 2011 and December 31, 2010 are presented in the table below.

Derivative Notionals

	Hedging instruments under ASC 815 (SFAS 133)(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Interest rate contracts
Swaps	$156,792	$155,972	$29,128,961	$27,084,014	$124,943	$135,979
Futures and forwards	—	—	5,016,649	4,874,209	35,412	46,140
Written options	—	—	3,845,590	3,431,608	7,490	8,762
Purchased options	—	—	3,800,608	3,305,664	18,575	18,030

Total interest rate contract notionals	$156,792	$155,972	$41,791,808	$38,695,495	$186,420	$208,911

Foreign exchange contracts
Swaps	$29,948	$29,599	$1,158,543	$1,118,610	$29,269	$27,830
Futures and forwards	70,637	79,168	3,108,540	2,745,922	26,789	28,191
Written options	1,808	1,772	679,860	599,025	242	50
Purchased options	29,858	16,559	626,584	536,032	201	174

Total foreign exchange contract notionals	$132,251	$127,098	$5,573,527	$4,999,589	$56,501	$56,245

Equity contracts
Swaps	$—	$—	$93,902	$67,637	$—	$—
Futures and forwards	—	—	20,676	19,816	—	—
Written options	—	—	710,453	491,519	—	—
Purchased options	—	—	704,519	473,621	—	—

Total equity contract notionals	$—	$—	$1,529,550	$1,052,593	$—	$—

Commodity and other contracts
Swaps	$—	$—	$22,959	$19,213	$—	$—
Futures and forwards	—	—	137,182	115,578	—	—
Written options	—	—	76,111	61,248	—	—
Purchased options	—	—	76,791	61,776	—	—

Total commodity and other contract notionals	$—	$—	$313,043	$257,815	$—	$—

Credit derivatives(4)
Protection sold	$—	$—	$1,303,642	$1,223,116	$—	$—
Protection purchased	4,855	4,928	1,378,993	1,289,239	26,817	28,526

Total credit derivatives	$4,855	$4,928	$2,682,635	$2,512,355	$26,817	$28,526

Total derivative notionals	$293,898	$287,998	$51,890,563	$47,517,847	$269,738	$293,682

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 (SFAS 133) where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt is $7,496 million and $8,023 million at March 31, 2011 and December 31, 2010, respectively.

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

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in trading account assets/liabilities(1)		Derivatives classified in other assets/liabilities
In millions of dollars at March 31, 2011
	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$824	$71	$4,141	$2,309
Foreign exchange contracts	241	1,045	2,198	1,854

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$1,065	$1,116	$6,339	$4,163

Other derivative instruments
Interest rate contracts	$410,729	$409,145	$2,565	$2,544
Foreign exchange contracts	83,074	86,670	1,946	572
Equity contracts	18,662	39,560	—	—
Commodity and other contracts	14,201	15,840	—	—
Credit derivatives(2)	61,219	57,492	63	450

Total other derivative instruments	$587,885	$608,707	$4,574	$3,566

Total derivatives	$588,950	$609,823	$10,913	$7,729
Cash collateral paid/received	45,908	34,673	306	3,643
Less: Netting agreements and market value adjustments	(587,713)	(584,415)	(3,654)	(3,654)

Net receivables/payables	$47,145	$60,081	$7,565	$7,718

(1)
The trading derivatives fair values are presented in Note 10 to the Consolidated Financial Statements.

(2)
The credit derivatives trading assets are composed of $36,276 million related to protection purchased and $24,943 million related to protection sold as of March 31, 2011. The credit derivatives trading liabilities are composed of $24,672 million related to protection purchased and $32,820 million related to protection sold as of March 31, 2011.

	Derivatives classified in trading account assets/liabilities(1)		Derivatives classified in other assets/liabilities
In millions of dollars at December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$867	$72	$6,342	$2,437
Foreign exchange contracts	357	762	1,656	2,603

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$1,224	$834	$7,998	$5,040

Other derivative instruments
Interest rate contracts	$475,805	$476,667	$2,756	$2,474
Foreign exchange contracts	84,144	87,512	1,401	1,433
Equity contracts	16,146	33,434	—	—
Commodity and other contracts	12,608	13,518	—	—
Credit derivatives(2)	65,041	59,461	88	337

Total other derivative instruments	$653,744	$670,592	$4,245	$4,244

Total derivatives	$654,968	$671,426	$12,243	$9,284
Cash collateral paid/received	50,302	38,319	211	3,040
Less: Netting agreements and market value adjustments	(655,057)	(650,015)	(2,615)	(2,615)

Net receivables/payables	$50,213	$59,730	$9,839	$9,709

(1)
The trading derivatives fair values are presented in Note 10 to the Consolidated Financial Statements.

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

        The amount of payables in respect of cash collateral received that was netted with unrealized gains from derivatives was $31 billion as of March 31, 2011 as well as December 31, 2010. The amount of receivables in respect of cash collateral paid that was netted with unrealized losses from derivatives was $39 billion as of March 31, 2011 and $45 billion as of December 31, 2010, respectively.

        The amounts recognized in Principal transactions in the Consolidated Statement of Income for the three months ended March 31, 2011 and March 31, 2010 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are included in the table below. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.

	Principal transactions gains (losses) for the three months ended March 31,
In millions of dollars	2011	2010
Interest rate contracts	$1,624	$1,374
Foreign exchange	787	241
Equity contracts	428	565
Commodity and other contracts	(25)	109
Credit derivatives	353	1,827

Total Citigroup(1)	$3,167	$4,116

(1)
Also see Note 6 to the Consolidated Financial Statements.

        The amounts recognized in Other revenue in the Consolidated Statement of Income for the three months ended March 31, 2011 and March 31, 2010 related to derivatives not designated in a qualifying hedging relationship and not recorded in Trading account assets or Trading account liabilities are shown below. The table below does not include the offsetting gains/losses on the hedged items, which amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue for the three months ended March 31,
In millions of dollars	2011	2010
Interest rate contracts	$(274)	$(120)
Foreign exchange	1,683	(2,817)
Credit derivatives	(185)	—

Total Citigroup(1)	$1,224	$(2,937)

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

        For asset/liability management hedging, the fixed-rate long-term debt would be recorded at amortized cost under current U.S. GAAP. However, by electing to use ASC 815 (SFAS 133) hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings. The related interest-rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, an economic hedge, which does not meet the ASC 815 hedging criteria, would involve recording only the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings. The debt would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts and other factors that cause the change in the swap's value and the underlying yield of the debt. This type of hedge is undertaken when hedging requirements cannot be achieved or management decides not to apply ASC 815 hedge accounting. Another alternative for the Company would be to elect to carry the debt at fair value under the fair value option. Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt would be reported in earnings. The related interest rate swap, with changes in fair value, would also be reflected in earnings, and provides a natural offset to the debt's fair value change. To the extent the two offsets are not exactly equal, the difference would be reflected in current earnings. This type of economic hedge is undertaken when the Company prefers to follow this simpler method that achieves generally similar financial statement results to an ASC 815 fair value hedge.

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

        The following table summarizes the gains (losses) on the Company's fair value hedges for the three months ended March 31, 2011 and March 31, 2010:

	Gains (losses) on fair value hedges(1) for the
	Three months ended March 31,
In millions of dollars	2011	2010
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$(1,245)	$938
Foreign exchange contracts	(489)	(242)

Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$(1,734)	$696

Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$1,114	$(905)
Foreign exchange hedges	474	269

Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$1,588	$(636)

Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(109)	$33
Foreign exchange hedges	(5)	1

Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(114)	$34

Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$(22)	$—
Foreign exchange contracts	(10)	26

Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$(32)	$26

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

        The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three months ended March 31, 2011 and March 31, 2010 is not significant.

        The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges for the three months ended March 31, 2011 and March 31, 2010 is presented below:

	Three Months ended March 31,
In millions of dollars	2011	2010
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$(38)	$(241)
Foreign exchange contracts	(109)	9

Total effective portion of cash flow hedges included in AOCI	$(147)	$(232)

Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(337)	$(370)
Foreign exchange contracts	(74)	(178)

Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(411)	$(548)

(1)
Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

        For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of March 31, 2011 is approximately $1.5 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.

        The impact of cash flow hedges on AOCI is also shown in Note 16 to the Consolidated Financial Statements.

Net Investment Hedges

        Consistent with ASC 830-20, Foreign Currency Matters—Foreign Currency Transactions (formerly SFAS 52, Foreign Currency Translation), ASC 815 allows hedging of the foreign currency risk of a net investment in a foreign operation. Citigroup uses foreign currency forwards, options, swaps and foreign currency denominated debt instruments to manage the foreign exchange risk associated with Citigroup's equity investments in several non-U.S. dollar functional currency foreign subsidiaries. Citigroup records the change in the carrying amount of these investments in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in the Foreign currency translation adjustment account and the ineffective portion, if any, is immediately recorded in earnings.

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

        The pretax loss recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $(884) million and $(190) million for the three months ended March 31, 2011 and March 31, 2010, respectively.

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

        The range of credit derivatives sold includes credit default swaps, total return swaps, credit options and credit-linked notes.

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

        A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return which will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of March 31, 2011 and December 31, 2010, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

        The following tables summarize the key characteristics of the Company's credit derivative portfolio as protection seller as of March 31, 2011 and December 31, 2010:

In millions of dollars as of March 31, 2011	Maximum potential amount of future payments	Fair value payable(1)
By industry/counterparty
Bank	$862,230	$18,336
Broker-dealer	305,104	8,966
Non-financial	1,591	48
Insurance and other financial institutions	134,717	5,470

Total by industry/counterparty	$1,303,642	$32,820

By instrument
Credit default swaps and options	$1,302,176	$32,657
Total return swaps and other	1,466	163

Total by instrument	$1,303,642	$32,820

By rating
Investment grade	$565,984	$6,508
Non-investment grade	338,793	14,570
Not rated	398,865	11,742

Total by rating	$1,303,642	$32,820

By maturity
Within 1 year	$173,583	$316
From 1 to 5 years	890,511	14,388
After 5 years	239,548	18,116

Total by maturity	$1,303,642	$32,820

(1)
In addition, fair value amounts receivable under credit derivatives sold were $24,943 million.

In millions of dollars as of December 31, 2010	Maximum potential amount of future payments	Fair value payable(1)
By industry/counterparty
Bank	$784,080	$20,718
Broker-dealer	312,131	10,232
Non-financial	1,463	54
Insurance and other financial institutions	125,442	4,954

Total by industry/counterparty	1,223,116	35,958

By instrument
Credit default swaps and options	$1,221,211	$35,800
Total return swaps and other	1,905	158

Total by instrument	1,223,116	35,958

By rating
Investment grade	$532,283	$7,385
Non-investment grade	372,579	15,636
Not rated	318,254	12,937

Total by rating	$1,223,116	$35,958

By maturity
Within 1 year	$162,075	$353
From 1 to 5 years	853,808	16,524
After 5 years	207,233	19,081

Total by maturity	$1,223,116	$35,958

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

Credit-Risk-Related Contingent Features in Derivatives

        Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that are in a liability position at March 31, 2011 and December 31, 2010 is $19 billion and $23 billion, respectively. The Company has posted $15 billion and $18 billion as collateral for this exposure in the normal course of business as of March 31, 2011 and December 31, 2010, respectively. Each downgrade would trigger additional collateral requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch as of March 31, 2011, the Company would be required to post additional collateral of $1.7 billion.

19.    FAIR VALUE MEASUREMENT

        SFAS 157 (now ASC 820-10) defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Among other things the standard requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, the use of block discounts is precluded when measuring the fair value of instruments traded in an active market. It also requires recognition of trade-date gains related to certain derivative transactions whose fair values have been determined using unobservable market inputs is also required.

        Under SFAS 157, the probability of default of a counterparty is factored into the valuation of derivative positions, includes the impact of Citigroup's own credit risk on derivatives and other liabilities measured at fair value, and also eliminates the portfolio servicing adjustment that is no longer necessary.

Fair Value Hierarchy

        ASC 820-10, Fair Value Measurement, specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair value hierarchy:

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

        If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independentl sourced market parameters, such as interest rates, currency rates, option volatilities, etc. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

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

Securities purchased under agreements to resell and securities sold under agreements to repurchase

        No quoted prices exist for such instruments and so fair value is determined using a discounted cash-flow technique. Cash flows are estimated based on the terms of the contract, taking into account any embedded derivative or other features. Expected cash flows are discounted using market rates appropriate to the maturity of the instrument as well as the nature and amount of collateral taken or received. Generally, such instruments are classified within Level 2 of the fair value hierarchy as the inputs used in the valuation are readily observable.

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

Subprime-related direct exposures in CDOs

        The valuation of high-grade and mezzanine asset-backed security (ABS) CDO positions uses trader prices based on the underlying assets of each high-grade and mezzanine ABS CDO. The high-grade and mezzanine positions are now largely hedged through the ABX and bond short positions, which are trader priced. This results in closer symmetry in the way these long and short positions are valued by the Company. Citigroup uses trader marks to value this portion of the portfolio and will do so as long as it remains largely hedged.

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

        Also included in investments are nonpublic investments in private equity and real estate entities held by the S&B business. Determining the fair value of nonpublic securities involves a significant degree of management resources and judgment as no quoted prices exist and such securities are generally very thinly traded. In addition, there may be transfer restrictions on private equity securities. The Company uses an established process for determining the fair value of such securities, using commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry-specific non-earnings-based multiples and discounted cash flow models. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances or other observable transactions. As discussed in Note 11 to the Consolidated Financial Statements, the Company uses NAV to value certain of these entities.

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

Auction rate securities

        Auction rate securities (ARS) are long-term municipal bonds, corporate bonds, securitizations and preferred stocks with interest rates or dividend yields that are reset through periodic auctions. The coupon paid in the current period is based on the rate determined by the prior auction. In the event of an auction failure, ARS holders receive a "fail rate" coupon, which is specified in the original issue documentation of each ARS.

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

        Citigroup acted in the capacity of primary dealer for approximately $72 billion of ARS and continued to purchase residual unsold inventory in support of the auction mechanism until mid-February 2008. After this date, liquidity in the ARS market deteriorated significantly, auctions failed due to a lack of bids from third-party investors, and Citigroup ceased to purchase unsold inventory. Following a number of ARS refinancings, at March 31, 2011, Citigroup continued to act in the capacity of primary dealer for approximately $21 billion of outstanding ARS.

        The Company classifies its ARS as held-to-maturity, available-for-sale and trading securities.

        Prior to the Company's first auction's failing in the first quarter of 2008, Citigroup valued ARS based on observation of auction market prices, because the auctions had a short maturity period (7, 28 or 35 days). This generally resulted in valuations at par. Once the auctions failed, ARS could no longer be valued using observation of auction market prices. Accordingly, the fair values of ARS are currently estimated using internally developed discounted cash flow valuation techniques specific to the nature of the assets underlying each ARS.

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

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010. The Company often hedges positions that have been classified in the Level 3 category with financial instruments that have been classified as Level 1 or Level 2. In addition, the Company also hedges items classified in the Level 3 category with instruments classified in Level 3 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

In millions of dollars at March 31, 2011	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$144,012	$3,266	$147,278	$(48,712)	$98,566
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	27,882	1,024	28,906	—	28,906
Prime	—	2,739	1,602	4,341	—	4,341
Alt-A	—	4,205	1,946	6,151	—	6,151
Subprime	—	731	1,116	1,847	—	1,847
Non-U.S. residential	—	678	290	968	—	968
Commercial	—	1,457	585	2,042	—	2,042

Total trading mortgage- backed securities	$—	$37,692	$6,563	$44,255	$—	$44,255

U.S. Treasury and federal agencies securities
U.S. Treasury	$12,400	$2,111	$—	$14,511	$—	$14,511
Agency obligations	6	2,325	31	2,362	—	2,362

Total U.S. Treasury and federal agencies securities	$12,406	$4,436	$31	$16,873	$—	$16,873

State and municipal	$—	$4,926	$1,115	$6,041	$—	$6,041
Foreign government	64,983	23,012	907	88,902	—	88,902
Corporate	—	51,393	6,086	57,479	—	57,479
Equity securities	34,291	3,235	305	37,831	—	37,831
Asset-backed securities	—	1,830	5,725	7,555	—	7,555
Other debt securities	—	15,614	1,415	17,029	—	17,029

Total trading securities	$111,680	$142,138	$22,147	$275,965	$—	$275,965

Derivatives
Interest rate contracts	$210	$409,005	$2,338	$411,553
Foreign exchange contracts	34	82,286	995	83,315
Equity contracts	2,766	14,140	1,756	18,662
Commodity contracts	1,362	11,804	1,035	14,201
Credit derivatives	—	53,201	8,018	61,219

Total gross derivatives	$4,372	$570,436	$14,142	$588,950
Cash collateral paid				45,908
Netting agreements and market value adjustments					$(587,713)

Total derivatives	$4,372	$570,436	$14,142	$634,858	$(587,713)	$47,145

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$68	$32,509	$362	$32,939	$—	$32,939
Prime	—	1,436	150	1,586	—	1,586
Alt-A	—	19	2	21	—	21
Subprime	—	—	—	—	—	—
Non-U.S. residential	—	301	—	301	—	301
Commercial	—	—	527	527	—	527

Total investment mortgage-backed securities	$68	$34,265	$1,041	$35,374	$—	$35,374

U.S. Treasury and federal agency securities
U.S. Treasury	$13,529	$42,653	$—	$56,182	$—	$56,182
Agency obligations	—	56,365	16	56,381	—	56,381

Total U.S. Treasury and federal agency	$13,529	$99,018	$16	$112,563	$—	$112,563

State and municipal	$—	$12,495	$381	$12,876	$—	$12,876
Foreign government	49,541	51,378	426	101,345	—	101,345
Corporate	—	14,742	1,085	15,827	—	15,827
Equity securities	3,786	160	1,829	5,775	—	5,775
Asset-backed securities	—	4,339	5,002	9,341	—	9,341
Other debt securities	$—	$1,144	$672	$1,816	$—	$1,816
Non-marketable equity securities	—	122	8,942	9,064	—	9,064

Total investments	$66,924	$217,663	$19,394	$303,981	$—	$303,981

Loans(2)	$—	$1,199	$3,152	$4,351	$—	$4,351
Mortgage servicing rights	—	—	4,690	4,690	—	4,690

In millions of dollars at March 31, 2011	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Other financial assets measured on a recurring basis	—	14,927	2,485	17,412	(3,654)	13,758

Total assets	$182,976	$1,090,375	$69,276	$1,388,535	$(640,079)	$748,456
Total as a percentage of gross assets(3)	13.6%	81.2%	5.2%	100%

Liabilities
Interest-bearing deposits	$—	$980	$585	$1,565	$—	1,565
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	160,005	1,168	161,173	(48,712)	112,461
Trading account liabilities
Securities sold, not yet purchased	75,787	10,369	109	86,265	—	86,265
Derivatives
Interest rate contracts	121	406,761	2,334	409,216
Foreign exchange contracts	17	86,942	756	87,715
Equity contracts	3,115	32,121	4,324	39,560
Commodity contracts	997	12,512	2,331	15,840
Credit derivatives	—	49,167	8,325	57,492

Total gross derivatives	$4,250	$587,503	$18,070	$609,823
Cash collateral received				34,673
Netting agreements and market value adjustments					(584,415)

Total derivatives	$4,250	$587,503	$18,070	$644,496	$(584,415)	$60,081
Short-term borrowings	—	1,523	391	1,914	—	1,914
Long-term debt	—	17,710	8,568	26,278	—	26,278
Other financial liabilities measured on a recurring basis	—	11,361	9	11,370	(3,654)	7,716

Total liabilities	$80,037	$789,451	$28,900	$933,061	$(636,781)	$296,280
Total as a percentage of gross liabilities(3)	8.9%	87.9%	3.2%	100%

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase, and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral, and the market value adjustment.

(2)
There is no allowance for loan losses recorded for loans reported at fair value.

(3)
Percentage is calculated based on total assets and liabilities at fair value, excluding collateral paid/received on derivatives.

In millions of dollars at December 31, 2010	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$131,831	$4,911	$136,742	$(49,230)	$87,512
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	26,296	831	27,127	—	27,127
Prime	—	920	594	1,514	—	1,514
Alt-A	—	1,117	385	1,502	—	1,502
Subprime	—	911	1,125	2,036	—	2,036
Non-U.S. residential	—	828	224	1,052	—	1,052
Commercial	—	883	418	1,301	—	1,301

Total trading mortgage-backed securities	$—	$30,955	$3,577	$34,532	$—	$34,532

U.S. Treasury and federal agencies securities
U.S. Treasury	$18,449	$1,719	$—	$20,168	$—	$20,168
Agency obligations	6	3,340	72	3,418	—	3,418

Total U.S. Treasury and federal agencies securities	$18,455	$5,059	$72	$23,586	$—	$23,586

State and municipal	$—	$7,285	$208	$7,493	$—	$7,493
Foreign government	64,096	23,649	566	88,311	—	88,311
Corporate	—	46,720	6,006	52,726	—	52,726
Equity securities	33,509	3,151	776	37,436	—	37,436
Asset-backed securities	—	1,141	6,618	7,759	—	7,759
Other debt securities	—	13,911	1,305	15,216	—	15,216

Total trading securities	$116,060	$131,871	$19,128	$267,059	$—	$267,059

Derivatives
Interest rate contracts	$509	$473,579	$2,584	$476,672
Foreign exchange contracts	11	83,465	1,025	84,501
Equity contracts	2,581	11,807	1,758	16,146
Commodity contracts	590	10,973	1,045	12,608
Credit derivatives	—	52,270	12,771	65,041

Total gross derivatives	$3,691	$632,094	$19,183	$654,968
Cash collateral paid				50,302
Netting agreements and market value adjustments					$(655,057)

Total derivatives	$3,691	$632,094	$19,183	$705,270	$(655,057)	$50,213

In millions of dollars at December 31, 2010	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$70	$23,531	$22	$23,623	$—	$23,623
Prime	—	1,660	166	1,826	—	1,826
Alt-A	—	47	1	48	—	48
Subprime	—	119	—	119	—	119
Non-U.S. residential	—	316	—	316	—	316
Commercial	—	47	527	574	—	574

Total investment mortgage-backed securities	$70	$25,720	$716	$26,506	$—	$26,506

U.S. Treasury and federal agency securities
U.S. Treasury	$14,031	$44,417	$—	$58,448	$—	$58,448
Agency obligations	—	43,597	17	43,614	—	43,614

Total U.S. Treasury and federal agency	$14,031	$88,014	$17	$102,062	$—	$102,062

State and municipal	$—	$12,731	$504	$13,235	$—	$13,235
Foreign government	51,419	47,902	358	99,679	—	99,679
Corporate	—	15,152	1,018	16,170	—	16,170
Equity securities	3,721	184	2,055	5,960	—	5,960
Asset-backed securities	—	3,624	5,424	9,048	—	9,048
Other debt securities	$—	$1,185	$727	$1,912	$—	$1,912
Non-marketable equity securities	—	135	6,467	6,602	—	6,602

Total investments	$69,241	$194,647	$17,286	$281,174	$—	$281,174

Loans(2)	$—	$1,159	$3,213	$4,372	$—	$4,372
Mortgage servicing rights	—	—	4,554	4,554	—	4,554
Other financial assets measured on a recurring basis	—	19,425	2,509	21,934	(2,615)	19,319

Total assets	$188,992	$1,111,027	$70,784	$1,421,105	$(706,902)	$714,203
Total as a percentage of gross assets(3)	13.8%	81.0%	5.2%	100%

Liabilities
Interest-bearing deposits	$—	$988	$277	$1,265	$—	$1,265
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	169,162	1,261	170,423	(49,230)	121,193
Trading account liabilities
Securities sold, not yet purchased	59,968	9,169	187	69,324	—	69,324
Derivatives
Interest rate contracts	489	472,936	3,314	476,739
Foreign exchange contracts	2	87,411	861	88,274
Equity contracts	2,551	27,486	3,397	33,434
Commodity contracts	482	10,968	2,068	13,518
Credit derivatives	—	48,535	10,926	59,461

Total gross derivatives	$3,524	$647,336	$20,566	$671,426
Cash collateral received				38,319
Netting agreements and market value adjustments					(650,015)

Total derivatives	$3,524	$647,336	$20,566	$709,745	$(650,015)	$59,730
Short-term borrowings	—	1,627	802	2,429	—	2,429
Long-term debt	—	17,612	8,385	25,997	—	25,997
Other financial liabilities measured on a recurring basis	—	12,306	19	12,325	(2,615)	9,710

Total liabilities	$63,492	$858,200	$31,497	$991,508	$(701,860)	$289,648
Total as a percentage of gross liabilities(3)	6.7%	90.0%	3.3%	100%

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

Changes in Level 3 Fair Value Category

        The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2011 and March 31, 2010. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

        Level 3 assets at March 31, 2011 include a total of $4.3 billion of trading securities that were transferred from held-to-maturity during the first quarter of 2011. For additional information regarding this transfer, see Note 11 to the Consolidated Financial Statements.

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2010	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	March 31, 2011
Assets
Fed funds sold and securities borrowed or purchased under agreements to resell	$4,911	$(152)	$—	$(1,493)	$—	$—	$—	$—	$3,266	$(102)
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	831	53	—	236	94	—	190	—	1,024	43
Prime	594	98	—	24	1,153	—	267	—	1,602	13
Alt-A	385	12	—	71	1,551	—	73	—	1,946	(1)
Subprime	1,125	36	—	13	309	—	367	—	1,116	10
Non-U.S. residential	224	32	—	85	122	—	173	—	290	1
Commercial	418	64	—	(5)	240	—	132	—	585	48

Total trading mortgage-backed securities	$3,577	$295	$—	$424	$3,469	$—	$1,202	$—	$6,563	$114

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agency obligations	72	1	—	(14)	3	—	31	—	31	—

Total U.S. Treasury and federal agencies securities	$72	$1	$—	$(14)	$3	$—	$31	$—	$31	$—

State and municipal	$208	$62	$—	(5)	$893	$—	$43	—	$1,115	$31
Foreign government	566	1	—	(4)	518	—	174	—	907	1
Corporate	6,006	169	—	(484)	1,849	—	1,454	—	6,086	(47)
Equity securities	776	56	—	(511)	105	—	121	—	305	30
Asset-backed securities	6,618	218	—	(59)	1,299	—	2,351	—	5,725	(61)
Other debt securities	1,305	(2)	—	31	264	—	183	—	1,415	26

Total trading securities	$19,128	$800	$—	$(622)	$8,400	$—	$5,559	$—	$22,147	$94

Derivatives, net(4)
Interest rate contracts	$(730)	$(243)	$—	$724	$—	$—	$—	$(253)	$4	$(486)
Foreign exchange contracts	164	141	—	(42)	—	—	—	24	239	(3)
Equity contracts	(1,639)	24	—	(743)	—	—	—	210	(2,568)	(253)
Commodity contracts	(1,023)	(59)	—	(88)	—	—	—	126	(1,296)	(143)
Credit derivatives	1,845	(538)	—	(178)	—	—	—	1,436	(307)	(334)

Total derivatives, net(4)	$(1,383)	$(675)	—	$(327)	$—	$—	$—	$1,543	$(3,928)	$(1,219)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$22	$—	$(9)	$344	$5	$—	$—	$—	$362	$(15)
Prime	166	—	2	—	—	—	18	—	150	—

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2010	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	March 31, 2011
Alt-A	1	—	—	1	—	—	—	—	2	—
Subprime	—	—	—	—	—	—	—	—	—	—
Commercial	527	—	3	—	15	—	18	—	527	—

Total investment mortgage-backed debt securities	$716	$—	$(4)	$345	$20	$—	$36	$—	$1,041	$(15)

U.S. Treasury and federal agencies securities	$17	$—	$—	$—	$—	$—	$1	$—	$16	$—
State and municipal	504	—	(24)	(93)	21	—	27	—	381	(30)
Foreign government	358	—	7	64	50	—	53	—	426	5
Corporate	1,018	—	15	37	27	—	12	—	1,085	(4)
Equity securities	2,055	—	(29)	(29)	—	—	168	—	1,829	62
Asset-backed securities	5,424	—	46	43	36	—	547	—	5,002	26
Other debt securities	727	—	(33)	67	33	—	122	—	672	(33)
Non-marketable equity securities	6,467	—	449	(320)	3,190	—	844	—	8,942	551

Total investments	$17,286	—	$427	$114	$3,377		$1,810		$19,394	$562

Loans	$3,213	$—	$(87)	$(19)	$—	$341	$—	$296	$3,152	$(112)
Mortgage servicing rights	4,554	—	208	—	—	—	—	72	4,690	208
Other financial assets measured on a recurring basis	2,509	—	(16)	(19)	—	201	—	190	2,485	8

Liabilities
Interest-bearing deposits	$277	$—	$(34)	$60	$—	$215	$—	$1	$585	91
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,261	18	—	90	—	—	165	—	1,168	(15)
Trading account liabilities
Securities sold, not yet purchased	187	63	—	(82)	—	—	—	(67)	109	63
Short-term borrowings	802	178	—	(41)	—	25	—	217	391	52
Long-term debt	8,385	(99)	96	25	—	320	—	165	8,568	(301)
Other financial liabilities measured on a recurring basis	19	—	(4)	7	—	4	—	25	9	5

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2009	Principal transactions	Other(1)(2)			March 31, 2010
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$63	$—	$1,052	$792	$1,907	$—
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$972	$(51)	$—	$98	$(72)	$947	$(18)
Prime	384	35	—	83	(103)	399	6
Alt-A	387	15	—	60	(141)	321	5
Subprime	8,998	733	—	(751)	(2,455)	6,525	724
Non-U.S. residential	572	(41)	—	(279)	(9)	243	15
Commercial	2,451	(12)	—	(41)	(183)	2,215	3

Total trading mortgage-backed securities	$13,764	$679	$—	$(830)	$(2,963)	$10,650	$735

State and municipal	$222	$3	$—	$185	43	$453	$1

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2009	Principal transactions	Other(1)(2)			March 31, 2010
Foreign government	$459	$26	$—	$(197)	$356	$644	$16
Corporate	8,620	(1)	—	(339)	(330)	7,950	92
Equity securities	640	6	—	326	(67)	905	31
Asset-backed securities	3,006	(61)	—	(30)	1,285	4,200	(3)
Other debt securities	13,231	95	—	(207)	(11,990)	1,129	26

Total trading securities	$39,942	$747	$—	$(1,092)	$(13,666)	$25,931	$898

Derivatives, net(4)
Interest rate contracts	$(374)	$475	$—	$512	$(274)	$339	$415
Foreign exchange contracts	(38)	138	—	(97)	30	33	154
Equity contracts	(1,110)	(179)	—	(231)	100	(1,420)	(167)
Commodity and other contracts	(529)	(201)	—	30	55	(645)	(163)
Credit derivatives	5,159	146	—	(517)	241	5,029	116

Total Derivatives, net(4)	$3,108	$379	$—	$(303)	$152	$3,336	$355

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$2	$—	$(1)	$—	$—	$1	$—
Prime	736	—	(97)	(505)	142	276	—
Alt-A	55	—	(23)	—	(2)	30	—
Subprime	1	—	—	—	—	1	—
Commercial	746	—	(462)	1	261	546	—

Total investment mortgage-backed debt securities	$1,540	$—	$(583)	$(504)	$401	$854	$—

U.S. Treasury and federal agencies securities
Agency Obligations	$21	$—	$(21)	$—	$19	$19	$(1)

Total U.S. Treasury and federal agencies securities	$21	$—	$(21)	$—	$19	$19	$(1)

State and municipal	$217	$—	$1	$—	$44	$262	$1
Foreign government	270	—	8	17	(8)	287	1
Corporate	1,257	—	(74)	(59)	(62)	1,062	26
Equity securities	2,513	—	12	89	(146)	2,468	13
Asset-backed securities	8,272	—	(30)	16	(322)	7,936	(27)
Other debt securities	560	—	7	6	434	1,007	10
Non-marketable equity securities	6,753	—	17	1,969	(126)	8,613	4

Total investments	$21,403	$—	$(663)	$1,534	$234	$22,508	$27

Loans	$213	$—	$156	$620	$3,406	$4,395	$143
Mortgage servicing rights	6,530	—	144	—	(235)	6,439	213
Other financial assets measured on a recurring basis	1,101	—	8	(13)	(189)	907	15

Liabilities
Interest-bearing deposits	$28	$—	$6	$(2)	$138	$158	$1
Federal funds purchased and securities loaned or sold under agreements to repurchase	2,056	1	—	(1,052)	(28)	975	1
Trading account liabilities
Securities sold, not yet purchased	774	19	—	(578)	(29)	148	9
Short-term borrowings	231	(10)	—	(118)	135	258	31
Long-term debt	9,654	146	(145)	482	2,701	12,836	42
Other financial liabilities measured on a recurring basis	13	—	(5)	—	(16)	2	(2)

(1)
Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs are recorded in Other revenues on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2011 and December 31, 2010.

(4)
Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

        The following is a discussion of the changes to the Level 3 balances for each of the roll-forward tables presented above:

        The significant changes from December 31, 2010 to March 31, 2011 in Level 3 assets and liabilities were due to:

  •
  A decrease in Federal funds sold and securities borrowed or purchased under agreements to resell of $1.6 billion, driven primarily by transfers of $1.5 billion from Level 3 to Level 2 due to a decrease in expected maturities on certain structured reverse repos resulting in more observable pricing;

  •
  A net increase in Trading securities of $3.0 billion that included:

  —
  The reclassification of certain securities from Investments held-to-maturity to trading account assets during the first quarter of 2011, as discussed in Note 11 to the Consolidated Financial Statements, which resulted in an increase in Level 3 assets of $4.3 billion at March 31, 2011. These reclassifications have been included in purchases in the Level 3 roll-forward table above. These Level 3 assets include $2.8 billion of trading mortgage-backed securities ($1.5 billion of which were Alt-A and $1.0 billion of Prime), $0.9 billion of state and municipal debt securities, $0.3 billion of corporate debt securities and $0.3 billion of asset-backed securities.

  —
  Purchases of corporate debt trading securities of $1.8 billion and sales of $1.5 billion, reflecting increased trading activity during the first quarter.

  —
  Purchases of asset-backed securities of $1.3 billion during the first quarter, reflecting an increase in trading activity in the ABS sector. Sales of $2.4 billion of asset-backed securities included sales and redemptions of auction-rate securities of $1.1 billion, as well increased trading activity.

  •
  A decrease in credit derivatives of $2.2 billion during the first quarter, which included settlements of $1.4 billion, relating primarily to the settlement of certain contracts under which the Company had purchased credit protection on commercial mortgage-backed securities from a single counterparty.

  •
  A net increase in Level 3 Investments of $2.1 billion, which included a net increase in non-marketable equity securities of $2.5 billion. Purchases of non-marketable equity securities of $3.2 billion during the first quarter included Citi's acquisition of the share capital of Maltby Acquisitions Limited, the holding company that controls EMI Group Ltd. Sales of $0.8 billion related primarily to sales and redemptions by the Company of investments in private equity and hedge funds.

        The significant changes from December 31, 2009 to March 31, 2010 in Level 3 assets and liabilities were due to:

  •
  A net increase in Federal funds sold and securities borrowed or purchased under agreements to resell of $1.9 billion, which included transfers from Level 2 to Level 3 of $1.1 billion.

  •
  A net decrease in trading securities of $14 billion that was mainly driven by:

  —
  A decrease of $12 billion in Other debt trading securities, due primarily to the impact of the consolidation of the credit card securitization trusts by the Company upon the adoption of SFAS 166/167 on January 1, 2010. Upon consolidation of the trusts, the Company's investments in the trusts and other inter-company balances were eliminated. At January 1, 2010, the Company's investment in these newly consolidated VIEs included certificates issued by these trusts of $11.1 billion that were classified as Level 3. The impact of the elimination of these certificates has been reflected as net settlements in the Level 3 roll-forward table above.

  —
  A decrease of $2.5 billion in subprime trading mortgage-backed securities, primarily due to liquidations and paydowns of $2.5 billion during the first quarter.

  •
  An increase in Investments of $1.1 billion included transfers to Level 3 of non-marketable equity securities of $2 billion, which related to preferred shares held by the Company in the MSSB joint venture.

  •
  An increase in Loans of $4.2 billion due primarily to the Company's consolidation of certain VIEs upon the adoption of SFAS 166/167 on January 1, 2010, for which the fair value option was elected. These included private-label mortgage securitization trust VIEs ($3.2 billion) and mutual fund deferred sales commission VIEs ($0.5 billion). The impact from the consolidation of these VIEs on Level 3 loans has been reflected as purchases in the roll-forward table above.

  •
  A decrease in Federal funds purchased and securities loaned or sold under agreements to repurchase of $1.1 billion is due to transfers to Level 2.

  •
  An increase in long-term debt of $3.2 billion, primarily due to the Company's consolidation of certain VIEs upon the adoption of SFAS 166/167 on January 1, 2010, for which the fair value option was elected. These included private label mortgage securitization trust VIEs ($3.1 billion), mutual fund deferred sales commission VIEs ($0.4 billion) and collateralized loan obligations ($0.5 billion). The impact of these newly consolidated VIEs on long-term debt classified as Level 3 is reflected as net issuances in the roll-forward table above. These increases were partially offset by paydowns/liquidations of long-term debt during the first quarter, including credit-linked notes.

Transfers between Level 1 and Level 2 of the Fair Value Hierarchy

        The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2011 and March 31, 2010.

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

        The following table presents all loans held-for-sale that are carried at LOCOM as of March 31, 2011 and December 21, 2010:

In billions of dollars	Aggregate cost	Fair value	Level 2	Level 3
March 31, 2011	$3.0	$2.5	$0.8	$1.7

December 31, 2010	$3.1	$2.5	$0.7	$1.8

 20.    FAIR VALUE ELECTIONS

        The Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made upon the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. The changes in fair value are recorded in current earnings. Additional discussion regarding the applicable areas in which fair value elections were made is presented in Note 19 to the Consolidated Financial Statements.

        All servicing rights must now be recognized initially at fair value. The Company has elected fair value accounting for its class of mortgage servicing rights. See Note 17 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.

        The following table presents, as of March 31, 2011 and December 31, 2010, the fair value of those positions selected for fair value accounting, as well as the changes in fair value for the three months ended March 31, 2011 and 2010:

	Fair value at		Changes in fair value gains (losses) for the three months ended March 31,
In millions of dollars	March 31, 2011	December 31, 2010(1)	2011	2010(1)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell and securities borrowed(2)	$98,566	$87,512	$(513)	$(13)
Trading account assets	15,131	14,289	321	351
Investments	848	646	293	26
Loans
Certain Corporate loans(3)	2,862	2,627	(27)	(14)
Certain Consumer loans(3)	1,489	1,745	(95)	249

Total loans	$4,351	$4,372	$(122)	$235

Other assets
MSRs	$4,690	$4,554	$208	$144
Certain mortgage loans (HFS)	4,049	7,230	72	52
Certain equity method investments	216	229	7	13

Total other assets	$8,955	$12,013	$287	$209

Total assets	$127,851	$118,832	$266	$808

Liabilities
Interest-bearing deposits	$1,565	$1,265	$7	$(18)
Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase and securities loaned(2)	112,461	121,193	30	9
Trading account liabilities	3,580	3,953	(93)	(155)
Short-term borrowings	1,914	2,429	(17)	12
Long-term debt	26,278	25,997	(114)	(87)

Total	$145,798	$154,837	$(187)	$(239)

(1)
Reclassified to conform to current period's presentation.

(2)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase.

(3)
Includes mortgage loans held by consolidated VIEs .

Own Credit Valuation Adjustment

        The fair value of debt liabilities for which the fair value option was elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company's credit spreads. The estimated change in the fair value of these debt liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a loss of $113 million and $6 million for the three months ended March 31, 2011 and 2010, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current observable credit spreads into the relevant valuation technique used to value each liability as described above.

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

        The notional amount of these unfunded letters of credit was $0.8 billion as of March 31, 2011 and $1.1 billion as of December 31, 2010. The amount funded was insignificant with no amounts 90 days or more past due or on non-accrual status at March 31, 2011 and December 31, 2010.

        These items have been classified in Trading account assets or Trading account liabilities on the Consolidated Balance Sheet. Changes in fair value of these items are classified in Principal transactions in the Company's Consolidated Statement of Income.

Certain loans and other credit products

        Citigroup has elected the fair value option for certain originated and purchased loans, including certain unfunded loan products, such as guarantees and letters of credit, executed by Citigroup's trading businesses. None of these credit products is a highly leveraged financing commitment. Significant groups of transactions include loans and unfunded loan products that are expected to be either sold or securitized in the near term, or transactions where the economic risks are hedged with derivative instruments such as purchased credit default swaps or total return swaps where the Company pays the total return on the underlying loans to a third party. Citigroup has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications. Fair value was not elected for most lending transactions across the Company.

        The following table provides information about certain credit products carried at fair value at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$15,077	$2,052	$14,241	$1,748
Aggregate unpaid principal balance in excess of fair value	(98)	(108)	167	(88)
Balance of non-accrual loans or loans more than 90 days past due	52	—	221	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	48	—	57	—

        In addition to the amounts reported above, $516 million and $621 million of unfunded loan commitments related to certain credit products selected for fair value accounting was outstanding as of March 31, 2011 and December 31, 2010, respectively.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended March 31, 2011 and 2010 due to instrument-specific credit risk totaled to a gain of $14 million and $26 million, respectively.

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

Certain mortgage loans (HFS)

        Citigroup has elected the fair value option for certain purchased and originated prime fixed-rate and conforming adjustable-rate first mortgage loans HFS. These loans are intended for sale or securitization and are hedged with derivative instruments. The Company has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications. The following table provides information about certain mortgage loans HFS carried at fair value at March 31, 2011 and, December 31, 2010:

In millions of dollars	March 31, 2011	December 31, 2010
Carrying amount reported on the Consolidated Balance Sheet	$4,049	$7,230
Aggregate fair value in excess of unpaid principal balance	104	81
Balance of non-accrual loans or loans more than 90 days past due	1	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	1

        The changes in fair values of these mortgage loans are reported in Other revenue in the Company's Consolidated Statement of Income. The changes in fair value during the three months ended March 31, 2011 and 2010 due to instrument-specific credit risk resulted in a loss of $0.4 million and $2 million, respectively. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

Certain consolidated VIEs

        The Company has elected the fair value option for all qualified assets and liabilities of certain VIEs that were consolidated beginning January 1, 2010, including certain private label mortgage securitizations, mutual fund deferred sales commissions and collateralized loan obligation VIEs. The Company elected the fair value option for these VIEs as the Company believes this method better reflects the economic risks, since substantially all of the Company's retained interests in these entities are carried at fair value.

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

        With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup's Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company's Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a loss of $95 million and a gain of $244 million for the three months ended March 31, 2011 and 2010, respectively.

        The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup's Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company's Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $892 and $857 million as of March 31, 2011 and December 31, 2010, respectively.

        The following table provides information about Corporate and Consumer loans of consolidated VIEs carried at fair value:

	March 31, 2011		December 31, 2010
In millions of dollars	Corporate loans	Consumer loans	Corporate loans	Consumer loans
Carrying amount reported on the Consolidated Balance Sheet	$336	$1,462	$425	$1,718
Aggregate unpaid principal balance in excess of fair value	433	492	357	527
Balance of non-accrual loans or loans more than 90 days past due	39	121	45	133
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	47	127	43	139

Mortgage servicing rights

        The Company accounts for mortgage servicing rights (MSRs) at fair value. Fair value for MSRs is determined using an option-adjusted spread valuation approach. This approach consists of projecting servicing cash flows under multiple interest-rate scenarios and discounting these cash flows using risk-adjusted rates. The model assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. The fair value of MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company hedges a significant portion of the values of its MSRs through the use of interest-rate derivative contracts, forward-purchase commitments of mortgage-backed securities, and purchased securities classified as trading. See Note 17 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.

        These MSRs, which totaled $4.690 billion and $4.554 billion as of March 31, 2011 and December 31, 2010, respectively, are classified as Mortgage servicing rights on Citigroup's Consolidated Balance Sheet. Changes in fair value of MSRs are recorded in Other revenue in the Company's Consolidated Statement of Income.

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

        The change in fair value for these structured liabilities is reported in Principal transactions in the Company's Consolidated Statement of Income. Changes in fair value for structured debt with embedded equity, referenced credit or commodity underlying includes an economic component for accrued interest. For structured debt that contains embedded interest rate, inflation or currency risks, related interest expense is measured based on the contracted interest rates and reported as such in the Consolidated Statement of Income.

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

        The following table provides information about long-term debt carried at fair value, excluding the debt issued by the consolidated VIEs, at March 31, 2011 and December 31, 2010:

In millions of dollars	March 31, 2011	December 31, 2010
Carrying amount reported on the Consolidated Balance Sheet	$23,253	$22,055
Aggregate unpaid principal balance in excess of fair value	1,345	477

        The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	March 31, 2011	December 31, 2010
Carrying amount reported on the Consolidated Balance Sheet	$1,914	$2,429
Aggregate unpaid principal balance in excess of fair value	125	81

21.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	March 31, 2011		December 31, 2010
In billions of dollars	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments	$327.3	$327.4	$318.2	$319.0
Federal funds sold and securities borrowed or purchased under agreements to resell	261.1	261.1	246.7	246.7
Trading account assets	323.1	323.1	317.3	317.3
Loans(1)	598.0	584.3	605.5	584.3
Other financial assets(2)	289.5	289.2	280.5	280.2

	March 31, 2011		December 31, 2010
In billions of dollars	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Liabilities
Deposits	$865.9	$863.8	$845.0	$843.2
Federal funds purchased and securities loaned or sold under agreements to repurchase	187.8	187.8	189.6	189.6
Trading account liabilities	146.3	146.3	129.1	129.1
Long-term debt	376.5	382.2	381.2	384.5
Other financial liabilities(3)	170.0	170.0	171.2	171.2

(1)
The carrying value of loans is net of the Allowance for loan losses of $36.6 billion for March 31, 2011 and $40.7 billion for December 31, 2010. In addition, the carrying values exclude $2.5 billion and $2.6 billion of lease finance receivables in March 31, 2011 and December 31, 2010, respectively.

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

        The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup's loans, in aggregate, by $13.7 billion and by $21.2 billion in March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the carrying values, net of allowances, exceeded the estimated fair values by $10.8 billion and $2.9 billion for Consumer loans and Corporate loans, respectively.

        The estimated fair values of the Company's corporate unfunded lending commitments at March 31, 2011 and December 31, 2010 were liabilities of $4.6 billion and $5.6 billion, respectively. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

 22.    GUARANTEES AND COMMITMENTS

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

        The following tables present information about the Company's guarantees at March 31, 2011 and December 31, 2010:

	Maximum potential amount of future payments
In billions of dollars at March 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2011
Financial standby letters of credit	$26.8	$68.1	$94.9	$258.8
Performance guarantees	10.0	3.5	13.5	42.8
Derivative instruments considered to be guarantees	2.6	4.6	7.2	675.1
Loans sold with recourse	—	0.4	0.4	118.0
Securities lending indemnifications(1)	81.9	—	81.9	—
Credit card merchant processing(1)	62.5	—	62.5	—
Custody indemnifications and other	—	43.5	43.5	—

Total	$183.8	$120.1	$303.9	$1,094.7

(1)
The carrying values of securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.

	Maximum potential amount of future payments
In billions of dollars at December 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2010
Financial standby letters of credit	$26.4	$68.4	$94.8	$225.9
Performance guarantees	9.1	4.6	13.7	35.8
Derivative instruments considered to be guarantees	3.1	5.0	8.1	850.4
Loans sold with recourse	—	0.4	0.4	117.3
Securities lending indemnifications(1)	70.4	—	70.4	—
Credit card merchant processing(1)	65.0	—	65.0	—
Custody indemnifications and other	—	40.2	40.2	253.8

Total	$174.0	$118.6	$292.6	$1,483.2

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

        The derivative instruments considered to be guarantees, which are presented in the tables above, include only those instruments that require Citi to make payments to the counterparty based on changes in an underlying instrument that is related to an asset, a liability, or an equity security held by the guaranteed party. More specifically, derivative instruments considered to be guarantees include certain over-the-counter written put options where the counterparty is not a bank, hedge fund or broker-dealer (such counterparties are considered to be dealers in these markets and may, therefore, not hold the underlying instruments). However, credit derivatives sold by the Company are excluded from this presentation, as they are disclosed separately in Note 18 to the Consolidated Financial Statements. In addition, non-credit derivative contracts that are cash settled and for which the Company is unable to assert that it is probable the counterparty held the underlying instrument at the inception of the contract also are excluded from the disclosure above.

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

        In addition to the amounts shown in the table above, the repurchase reserve for Consumer mortgages representations and warranties was $944 million and $969 million at March 31, 2011 and December 31, 2010, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

        The repurchase reserve estimation process is subject to numerous estimates and judgments. The assumptions used to calculate the repurchase reserve contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. The key assumptions are:

  •
  loan documentation requests;

  •
  repurchase claims as a percentage of loan documentation requests;

  •
  claims appeal success rate; and

  •
  estimated loss given repurchase or make-whole.

        For example, Citi estimates that if there were a simultaneous 10% adverse change in each of the significant assumptions, the repurchase reserve would increase by approximately $384 million as of March 31, 2011. This potential change is hypothetical and intended to indicate the sensitivity of the repurchase reserve to changes in the key assumptions. Actual changes in the key assumptions may not occur at the same time or to the same degree (i.e., an adverse change in one assumption may be offset by an improvement in another). Citi does not believe it has sufficient information to estimate a range of reasonably possible loss (as defined under ASC 450) relating to its Consumer representations and warranties.

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

        The Company's maximum potential contingent liability related to both bankcard and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At March 31, 2011 and December 31, 2010, this maximum potential exposure was estimated to be $63 billion and $65 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience and its position as a secondary guarantor (in the case of previously transferred merchant credit card processing contracts). In both cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At March 31, 2011 and December 31, 2010, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications

        Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients' assets.

Other guarantees and indemnifications

Credit Card Protection Programs

        The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At March 31, 2011 and December 31, 2010, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

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

Value-Transfer Networks

        The Company is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the Company's guarantees tables above and there are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2011 or December 31, 2010 for potential obligations that could arise from the Company's involvement with VTN associations.

Long-Term Care Insurance Indemnification

        In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $4.0 billion at March 31, 2011 and $3.6 billion at December 31, 2010) is designed to cover the insurance company's statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time. If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citigroup must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of March 31, 2011 related to this indemnification. However, Citi continues to closely monitor its potential exposure under this indemnification obligation.

Carrying Value—Guarantees and Indemnifications

        At March 31, 2011 and December 31, 2010, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.1 billion and $1.5 billion, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at March 31, 2011 and December 31, 2010, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1,105 million and $1,066 million, respectively, relating to letters of credit and unfunded lending commitments.

Collateral

        Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $42 billion and $35 billion at March 31, 2011 and December 31, 2010, respectively. Securities and other marketable assets held as collateral amounted to $47 billion and $41 billion, respectively, the majority of which collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of the Company held as collateral amounted to $1.7 billion and $2.0 billion at March 31, 2011 and December 31, 2010, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

        Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of March 31, 2011 and December 31, 2010. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars as of March 31, 2011	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$66.9	$19.2	$8.8	$94.9
Performance guarantees	7.2	3.3	3.0	13.5
Derivative instruments deemed to be guarantees	—	—	7.2	7.2
Loans sold with recourse	—	—	0.4	0.4
Securities lending indemnifications	—	—	81.9	81.9
Credit card merchant processing	—	—	62.5	62.5
Custody indemnifications and other	43.5	—	—	43.5

Total	$117.6	$22.5	$163.8	$303.9

	Maximum potential amount of future payments
In billions of dollars as of December 31, 2010	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$58.7	$13.2	$22.9	$94.8
Performance guarantees	7.0	3.4	3.3	13.7
Derivative instruments deemed to be guarantees	—	—	8.1	8.1
Loans sold with recourse	—	—	0.4	0.4
Securities lending indemnifications	—	—	70.4	70.4
Credit card merchant processing	—	—	65.0	65.0
Custody indemnifications and other	40.2	—	—	40.2

Total	$105.9	$16.6	$170.1	$292.6

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of March 31, 2011 and December 31, 2010:

In millions of dollars	U.S.	Outside of U.S.	March 31, 2011	December 31, 2010
Commercial and similar letters of credit	$1,592	$7,848	$9,440	$8,974
One- to four-family residential first mortgages	1,563	411	1,974	2,980
Revolving open-end loans secured by one- to four-family residential properties	17,889	2,923	20,812	20,934
Commercial real estate, construction and land development	1,703	346	2,049	2,407
Credit card lines	568,464	127,737	696,201	698,673
Commercial and other consumer loan commitments	130,358	96,250	226,608	210,404

Total	$721,569	$235,515	$957,084	$944,372

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

One- to four-family residential first mortgages

        A one- to four-family residential first mortgage commitment is a written confirmation from Citigroup to a seller of a property that the bank will advance the specified sums enabling the buyer to complete the purchase.

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

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $84 billion and $79 billion with an original maturity of less than one year at March 31, 2011 and December 31, 2010, respectively.

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

 23.    CONTINGENCIES

        The following information supplements and amends, as applicable, the disclosures in Note 29 to the Consolidated Financial Statements of Citigroup's 2010 Annual Report on Form 10-K. For purposes of this Note, Citigroup and its affiliates and subsidiaries, as well as their current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.

        In accordance with ASC 450 (formerly SFAS 5), Citigroup establishes accruals for litigation and regulatory matters when Citigroup believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of loss ultimately incurred in relation to matters for which an accrual has been established may be substantially higher or lower than the amounts accrued for those matters. If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters,Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At March 31, 2011, Citigroup's estimate was materially unchanged from its estimate of approximately $4 billion at December 31, 2010, as more fully described in Note 29 to the Consolidated Financial Statements in the 2010 Annual Report on Form 10-K.

        As available information changes, the matters for which Citigroup is able to estimate, and the estimates themselves, will change. In addition, while many estimates presented in financial statements and other financial disclosure involve significant judgment and may be subject to significant uncertainty, estimates of the range of reasonably possible loss arising from litigation and regulatory proceedings are subject to particular uncertainties. For example, at the time of making an estimate, Citigroup may have only preliminary, incomplete or inaccurate information about the facts underlying the claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties or regulators, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that Citigroup had not accounted for in its estimate because it had deemed such an outcome to be remote. For all these reasons, the amount of loss in excess of accruals ultimately incurred for the matters as to which an estimate has been made could be substantially higher or lower than the range of loss included in the estimate.

        Subject to the foregoing, it is the opinion of Citigroup's management, based on current knowledge and after taking into account its current legal accruals, that the eventual outcome of all matters described in this Note would not be likely to have a material adverse effect on the consolidated financial condition of Citigroup. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on Citigroup's consolidated results of operations or cash flows in particular quarterly or annual periods.

        For further information on ASC 450 and Citigroup's accounting and disclosure framework for litigation and regulatory matters, see Note 29 to the Consolidated Financial Statements in the 2010 Annual Report on Form 10-K.

Subprime Mortgage—Related Litigation and Other Matters

        Regulatory Actions:    On April 13, 2011, Citibank, N.A. (Citibank) entered into a Consent Order with the Office of Comptroller of the Currency (OCC) regarding issues relating to the transfer, servicing and foreclosure of residential mortgages. Simultaneously, Citigroup and CitiFinancial Credit Company (CCC) entered into a Consent Order with the Federal Reserve Board (FRB) that is substantially similar to the Consent Order between the OCC and Citibank. Pursuant to the Consent Orders, Citigroup, CCC and Citibank, and certain of their affiliates and subsidiaries, agreed to undertake a number of affirmative and corrective actions to improve mortgage servicing, loss mitigation and foreclosure-related processes. The Consent Orders do not provide for monetary penalties, but the OCC and the FRB reserve the right to impose monetary penalties at a later date. The Consent Orders do not resolve any other federal or state investigations concerning mortgage foreclosure and related activity. Those investigations may result in additional actions or monetary penalties against Citigroup and Related Parties. A copy of each of the Consent Orders is available at http://www.occ.gov/news-issuances/news-releases/2011/nr-occ-2011-47c.pdf and http://www.federalreserve.gov/newsevents/press/enforcement/enf20110413a2 ..pdf, respectively.

        Derivative Actions and Related Proceedings:    In April 2011, two derivative actions were filed in the United States District Court for the Southern District of New York against various current and former officers and directors of Citigroup, asserting breach of fiduciary duty arising out of Citigroup's mortgage servicing and foreclosure practices. No demand was made on the Citigroup Board of Directors prior to commencement of the actions. Additional information relating to these actions is publicly available under docket numbers 11 Civ. 2693 and 11 Civ. 2822 (S.D.N.Y.).

        Subprime Counterparty and Investor Actions:    In April 2011, the Federal Home Loan Bank of Boston, the Union Central Life Insurance Co., Ameritas Life Insurance Corp. and Acacia Life Insurance Co. filed lawsuits against Citigroup and certain of its affiliates (along with several other financial institutions) alleging actionable misstatements or omissions in connection with the issuance and underwriting of residential mortgage-backed securities. Plaintiffs seek rescission of their investments or other damages. Additional information relating to these actions is publicly available in court filings under docket numbers 11-01533 (Mass. Super. Ct.) and 11 Civ. 2890 (S.D.N.Y.).

ASTA/MAT- and Falcon-Related Litigation and Other Matters

        On April 11, 2011, a FINRA arbitration panel in Denver awarded $54 million in damages and attorneys' fees, including punitive damages, to claimants Jerry Murdock Jr. and Gerald Hosier arising out of their alleged losses in the ASTA/MAT and other funds.

Auction Rate Securities—Related Litigation and Other Matters

        On March 1, 2011, the United States District Court for the Southern District of New York dismissed plaintiffs' fourth consolidated amended complaint in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION. Plaintiffs filed a notice of appeal from that decision in the United States Court of Appeals for the Second Circuit. Additional information relating to this action is publicly available in court filings under district court docket number 08 Civ. 3095 (S.D.N.Y.) (Swain, J.), and circuit court docket number 11 Civ. 1270 (2d Cir.).

Lehman Brothers Bankruptcy Proceedings

        On March 18, 2011, Citigroup and Related Parties were named as defendants in an adversary proceeding captioned LEHMAN BROTHERS INC. v. CITIBANK, N.A., ET AL. In the complaint, which asserts claims under federal bankruptcy and state law, the Securities Investor Protection Act Trustee alleges that a $1 billion cash deposit that Lehman Brothers Inc. (LBI) placed with Citibank prior to the commencement of liquidation proceedings should be returned to the bankruptcy estate, that Citibank's setoff against the $1 billion deposit to satisfy its claims against LBI should be set aside, and that approximately $342 million in additional deposits by LBI currently held by Citibank and its affiliates should be returned to the estate. Additional information relating to the LBI liquidation proceeding, captioned IN RE LEHMAN BROTHERS INC., is publicly available in court filings under docket number 08-01420 (Bankr. S.D.N.Y.) (Peck, J.).

KIKOs

        As of March 31, 2011, 83 civil lawsuits have been filed by small and medium-sized enterprises against a Citigroup subsidiary (CKI) relating to foreign exchange derivative products with "knock-in, knock-out" features (KIKOs). As of that date, 61 decisions have been rendered at the district court level, and CKI has prevailed in 52 of those decisions. In the other nine decisions, the plaintiff was awarded only a portion of the damages it sought. Damage awards total in the aggregate approximately $8 million. CKI intends to appeal the nine adverse decisions. CKI also expects a significant number of plaintiffs to appeal decisions rendered against them, including plaintiffs that were awarded less than all of the damages they sought.

Tribune Company Bankruptcy

        The confirmation hearing before the Bankruptcy Court commenced on March 8, 2011. The parties completed their evidentiary presentations on April 12, 2011. Additional information relating to these matters is publicly available in court filings under docket number 08-13141 (Bankr. D.Del.) (Carey, J.).

Parmalat Litigation and Other Matters

        The appeal of the Parmalat Extraordinary Commissioner from the October 20, 2008 judgment entered in favor of Citigroup and Citibank was argued on May 4, 2011 before the Appellate Division of the New Jersey Superior Court. On April 18, 2011, the Milan criminal court acquitted the sole Citigroup defendant of market-rigging charges. The prosecutor has a right of appeal from the acquittal.

Companhia Industrial de Instrumentos de Precisão Litigation

        On May 4, 2011, a Special Court of the Superior Tribunal of Justice ruled 5-3 in favor of Citi Brazil on its motion for clarification. This ruling has the effect of reinstating the 3-2 decision of the 4th Section of the Superior Tribunal of Justice in favor of Citi Brazil rendered in November 2008, which reversed the adverse judgment of the trial court.

Settlement Payments

        Payments required in settlement agreements described above have been made or are covered by existing litigation reserves.

*    *    *

        Additional matters asserting claims similar to those described above may be filed in the future.

 24.    SUBSEQUENT EVENTS

        The Company has evaluated subsequent events through May 5, 2011, which is the date its Consolidated Financial Statements were issued.

25.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS SCHEDULES

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

Condensed Consolidating Statements of Income

	Three months ended March 31, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$525	$—	$—	$—	$—	$—	$(525)	$—
Interest revenue	52	1,468	—	1,051	1,225	15,455	(1,051)	18,200
Interest revenue—intercompany	944	542	604	26	97	(2,187)	(26)	—
Interest expense	2,048	551	534	29	76	2,767	(29)	5,976
Interest expense—intercompany	(187)	811	194	396	324	(1,142)	(396)	—

Net interest revenue	$(865)	$648	$(124)	$652	$922	$11,643	$(652)	$12,224

Commissions and fees	$—	$1,148	$—	$2	$23	$2,197	$(2)	$3,368
Commissions and fees—intercompany	—	(1)	—	28	32	(31)	(28)	—
Principal transactions	43	(171)	234	—	1	3,060	—	3,167
Principal transactions—intercompany	1	1,223	(229)	—	—	(995)	—	—
Other income	15	315	55	111	139	443	(111)	967
Other income—intercompany	(175)	(75)	(165)	—	10	405	—	—

Total non-interest revenues	$(116)	$2,439	$(105)	$141	$205	$5,079	$(141)	$7,502

Total revenues, net of interest expense	$(456)	$3,087	$(229)	$793	$1,127	$16,722	$(1,318)	$19,726

Provisions for credit losses and for benefits and claims	$—	$10	$—	$397	$456	$2,718	$(397)	$3,184

Expenses
Compensation and benefits	$44	$1,459	$—	$107	$148	$4,758	$(107)	$6,409
Compensation and benefits—intercompany	2	57	—	30	30	(89)	(30)	—
Other expense	310	680	1	200	238	4,688	(200)	5,917
Other expense—intercompany	109	79	1	91	100	(289)	(91)	—

Total operating expenses	$465	$2,275	$2	$428	$516	$9,068	$(428)	$12,326

Income (loss) before taxes and equity in undistributed income of subsidiaries	$(921)	$802	$(231)	$(32)	$155	$4,936	$(493)	$4,216
Provision (benefit) for income taxes	(640)	372	(129)	(28)	40	1,542	28	1,185
Equity in undistributed income of subsidiaries	3,280	—	—	—	—	—	(3,280)	—

Income (loss) from continuing operations	$2,999	$430	$(102)	$(4)	$115	$3,394	$(3,801)	$3,031
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	40	—	40

Net income (loss) before attribution of noncontrolling interests	$2,999	$430	$(102)	$(4)	$115	$3,434	$(3,801)	$3,071
Net income (loss) attributable to noncontrolling interests	—	11	—	—	—	61	—	72

Net income (loss) after attribution of noncontrolling interests	$2,999	$419	$(102)	$(4)	$115	$3,373	$(3,801)	$2,999

Condensed Consolidating Statements of Income

	Three months ended March 31, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$2,777	$—	$—	$—	$—	$—	$(2,777)	$—
Interest revenue	75	1,490	—	1,399	1,606	17,681	(1,399)	20,852
Interest revenue—intercompany	508	565	824	20	96	(1,993)	(20)	—
Interest expense	2,188	522	799	24	94	2,688	(24)	6,291
Interest expense—intercompany	(199)	709	(282)	517	308	(536)	(517)	—

Net interest revenue	$(1,406)	$824	$307	$878	$1,300	$13,536	$(878)	$14,561

Commissions and fees	$—	$1,287	$—	$11	$33	$2,325	$(11)	$3,645
Commissions and fees—intercompany	—	58	—	40	44	(102)	(40)	—
Principal transactions	(117)	3,821	289	—	(2)	125	—	4,116
Principal transactions—intercompany	(4)	(1,668)	(273)	—	(18)	1,963	—	—
Other income	1,019	352	(200)	104	141	1,787	(104)	3,099
Other income—intercompany	(825)	30	218	—	9	568	—	—

Total non-interest revenues	$73	$3,880	$34	$155	$207	$6,666	$(155)	$10,860

Total revenues, net of interest expense	$1,444	$4,704	$341	$1,033	$1,507	$20,202	$(3,810)	$25,421

Provisions for credit losses and for benefits and claims	$—	$4	$—	$685	$750	$7,864	$(685)	$8,618

Expenses
Compensation and benefits	$102	$1,496	$—	$126	$180	$4,384	$(126)	$6,162
Compensation and benefits—intercompany	2	54	—	34	34	(90)	(34)	—
Other expense	140	494	—	112	152	4,570	(112)	5,356
Other expense—intercompany	64	198	2	179	187	(451)	(179)	—

Total operating expenses	$308	$2,242	$2	$451	$553	$8,413	$(451)	$11,518

Income (loss) before taxes and equity in undistributed income of subsidiaries	$1,136	$2,458	$339	$(103)	$204	$3,925	$(2,674)	$5,285
Provision (benefit) for income taxes	(1,070)	820	119	(42)	67	1,100	42	1,036
Equity in undistributed income of subsidiaries	2,222	—	—	—	—	—	(2,222)	—

Income (loss) from continuing operations	$4,428	$1,638	$220	$(61)	$137	$2,825	$(4,938)	$4,249
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	211	—	211

Net income (loss) before attribution of noncontrolling interests	$4,428	$1,638	$220	$(61)	$137	$3,036	$(4,938)	$4,460
Net income (loss) attributable to noncontrolling interests	—	14	—	—	—	18	—	32

Net income (loss) after attribution of noncontrolling interests	$4,428	$1,624	$220	$(61)	$137	$3,018	$(4,938)	$4,428

Condensed Consolidating Balance Sheet

	March 31, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$3,041	$—	$382	$498	$24,303	$(382)	$27,842
Cash and due from banks—intercompany	4	2,606	—	160	190	(2,800)	(160)	—
Federal funds sold and resale agreements	—	210,292	—	—	—	50,828	—	261,120
Federal funds sold and resale agreements—intercompany	18,500	13,896	—	—	—	(32,396)	—	—
Trading account assets	15	139,312	57	—	10	183,716	—	323,110
Trading account assets—intercompany	52	11,240	110	—	—	(11,402)	—	—
Investments	22,281	198	—	2,034	2,114	302,664	(2,034)	327,257
Loans, net of unearned income	—	197	11	31,206	35,528	601,400	(31,206)	637,136
Loans, net of unearned income—intercompany	—	—	73,882	3,681	9,503	(83,385)	(3,681)	—
Allowance for loan losses	—	(65)	—	(2,906)	(3,189)	(33,314)	2,906	(36,568)

Total loans, net	$—	$132	$73,893	$31,981	$41,842	$484,701	$(31,981)	$600,568
Advances to subsidiaries	115,621	—	—	—	—	(115,621)	—	—
Investments in subsidiaries	210,629	—	—	—	—	—	(210,629)	—
Other assets	20,461	74,707	417	4,138	7,607	302,054	(4,138)	405,246
Other assets—intercompany	12,505	32,357	2,589	—	2,237	(49,688)	—	—
Assets of discontinued operations held for sale	—	—	—	—	—	2,672	—	2,672

Total assets	$400,068	$487,781	$77,066	$38,695	$54,498	$1,139,031	$(249,324)	$1,947,815

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$865,863	$—	$865,863
Federal funds purchased and securities loaned or sold	—	150,649	—	—	—	37,176	—	187,825
Federal funds purchased and securities loaned or sold—intercompany	185	30,472	—	—	—	(30,657)	—	—
Trading account liabilities	—	92,203	80	—	—	54,063	—	146,346
Trading account liabilities—intercompany	52	9,422	96	—	—	(9,570)	—	—
Short-term borrowings	16	2,334	10,247	750	1,580	64,445	(750)	78,622
Short-term borrowings—intercompany	—	42,630	10,921	5,798	4,605	(58,156)	(5,798)	—
Long-term debt	190,872	8,795	51,726	3,243	6,513	118,635	(3,243)	376,541
Long-term debt—intercompany	13	67,923	2,481	23,863	33,129	(103,546)	(23,863)	—
Advances from subsidiaries	27,816	—	—	—	—	(27,816)	—	—
Other liabilities	5,497	56,021	166	1,793	2,190	55,312	(1,793)	119,186
Other liabilities—intercompany	4,580	11,763	232	430	293	(16,868)	(430)	—
Liabilities of discontinued operations held for sale	—	—	—	—	—	39	—	39

Total liabilities	$229,031	$472,212	$75,949	$35,877	$48,310	$948,920	$(35,877)	$1,774,422
Citigroup stockholders' equity	171,037	15,119	1,117	2,818	6,188	188,205	(213,447)	171,037
Noncontrolling interests	—	450	—	—	—	1,906	—	2,356

Total equity	$171,037	$15,569	$1,117	$2,818	$6,188	$190,111	$(213,447)	$173,393

Total liabilities and equity	$400,068	$487,781	$77,066	$38,695	$54,498	$1,139,031	$(249,324)	$1,947,815

Condensed Consolidating Balance Sheet

	December 31, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$2,553	$—	$170	$221	$25,198	$(170)	$27,972
Cash and due from banks—intercompany	11	2,667	—	153	177	(2,855)	(153)	—
Federal funds sold and resale agreements	—	191,963	—	—	—	54,754	—	246,717
Federal funds sold and resale agreements—intercompany	—	14,530	—	—	—	(14,530)	—	—
Trading account assets	15	135,224	60	—	9	181,964	—	317,272
Trading account assets—intercompany	55	11,195	426	—	—	(11,676)	—	—
Investments	21,982	263	—	2,008	2,093	293,826	(2,008)	318,164
Loans, net of unearned income	—	216	—	32,948	37,803	610,775	(32,948)	648,794
Loans, net of unearned income—intercompany	—	—	95,507	3,723	6,517	(102,024)	(3,723)	—
Allowance for loan losses	—	(46)	—	(3,181)	(3,467)	(37,142)	3,181	(40,655)

Total loans, net	$—	$170	$95,507	$33,490	$40,853	$471,609	$(33,490)	$608,139
Advances to subsidiaries	133,320	—	—	—	—	(133,320)	—	—
Investments in subsidiaries	205,043	—	—	—	—	—	(205,043)	—
Other assets	19,572	66,467	561	4,318	8,311	300,727	(4,318)	395,638
Other assets—intercompany	10,609	46,856	2,549	—	1,917	(61,931)	—	—

Total assets	$390,607	$471,888	$99,103	$40,139	$53,581	$1,103,766	$(245,182)	$1,913,902

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$844,968	$—	$844,968
Federal funds purchased and securities loaned or sold	—	156,312	—	—	—	33,246	—	189,558
Federal funds purchased and securities loaned or sold—intercompany	185	7,537	—	—	—	(7,722)	—	—
Trading account liabilities	—	75,454	45	—	—	53,555	—	129,054
Trading account liabilities—intercompany	55	10,265	88	—	—	(10,408)	—	—
Short-term borrowings	16	2,296	11,024	750	1,491	63,963	(750)	78,790
Short-term borrowings—intercompany	—	66,838	33,941	4,208	2,797	(103,576)	(4,208)	—
Long-term debt	191,944	9,566	50,629	3,396	6,603	122,441	(3,396)	381,183
Long-term debt—intercompany	389	60,088	1,705	26,339	33,224	(95,406)	(26,339)	—
Advances from subsidiaries	22,698	—	—	—	—	(22,698)	—	—
Other liabilities	5,841	58,056	175	1,922	3,104	57,384	(1,922)	124,560
Other liabilities—intercompany	6,011	9,883	277	668	295	(16,466)	(668)	—

Total liabilities	$227,139	$456,295	$97,884	$37,283	$47,514	$919,281	$(37,283)	$1,748,113

Citigroup stockholders' equity	$163,468	$15,178	$1,219	$2,856	$6,067	$182,579	$(207,899)	$163,468
Noncontrolling interests	—	415	—	—	—	1,906	—	2,321

Total equity	$163,468	$15,593	$1,219	$2,856	$6,067	$184,485	$(207,899)	$165,789

Total liabilities and equity	$390,607	$471,888	$99,103	$40,139	$53,581	$1,103,766	$(245,182)	$1,913,902

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash (used in) provided by operating activities	$(2,678)	$1,890	$413	$329	$219	$1,195	$(329)	$1,039

Cash flows from investing activities
Change in loans	$—	$—	$21,605	$907	$1,365	$(17,346)	$(907)	$5,624
Proceeds from sales and securitizations of loans	—	—	—	—	—	1,824	—	1,824
Purchases of investments	(10,662)	—	—	(140)	(140)	(94,752)	140	(105,554)
Proceeds from sales of investments	1,549	—	—	27	27	33,609	(27)	35,185
Proceeds from maturities of investments	8,796	—	—	93	93	38,472	(93)	47,361
Changes in investments and advances-intercompany	(550)	(667)	—	42	(2,986)	4,203	(42)	—
Business acquisitions	—	—	—	—	—	—	—	—
Other investing activities	—	16,111	—	—	—	(17,543)	—	(1,432)

Net cash provided by (used in) investing activities	$(867)	$15,444	$21,605	$929	$(1,641)	$(51,533)	$(929)	$(16,992)

Cash flows from financing activities
Dividends paid	$(4)	$—	$—	$—	$—	$—	$—	$(4)
Dividends paid—intercompany	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—
Treasury stock acquired	—	—	—	—	—	—	—	—
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	(3,259)	(119)	1,786	(153)	(90)	(4,317)	153	(5,999)
Proceeds/(Repayments) from issuance of long-term debt—intercompany, net	—	7,907	—	(2,476)	(95)	(7,812)	2,476	—
Change in deposits	—	—	—	—	—	20,908	—	20,908
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	—	38	(769)	—	89	(426)	—	(1,068)
Net change in short-term borrowings and other advances—intercompany	5,146	(24,208)	(23,035)	1,590	1,808	40,289	(1,590)	—
Capital contributions from parent	—	(525)	—	—	—	525	—	—
Other financing activities	1,655	—	—	—	—	—	—	1,655

Net cash used in financing activities	$3,538	$(16,907)	$(22,018)	$(1,039)	$1,712	$49,167	$1,039	$15,492

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$331	$—	$331

Net cash used in discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

Net increase (decrease) in cash and due from banks	$(7)	$427	$—	$219	$290	$(840)	$(219)	$(130)
Cash and due from banks at beginning of period	11	5,220	—	323	398	22,343	(323)	27,972

Cash and due from banks at end of period	$4	$5,647	$—	$542	$688	$21,503	$(542)	$27,842

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$72	$53	$(121)	$—	$39	$831	$—	$874
Interest	2,276	948	138	706	117	1,129	(706)	4,608
Non-cash investing activities:
Transfers to repossessed assets	—	39	—	212	227	166	(212)	432

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash (used in) provided by operating activities	$(4,305)	$12,468	$394	$658	$1,033	$25,828	$(658)	$35,418

Cash flows from investing activities
Change in loans	$—	$6	$10,024	$1,038	$1,178	$14,328	$(1,038)	$25,536
Proceeds from sales and securitizations of loans	—	1	—	—	—	1,251	—	1,252
Purchases of investments	(1,176)	—	—	(220)	(226)	(94,102)	220	(95,504)
Proceeds from sales of investments	155	—	—	68	142	32,665	(68)	32,962
Proceeds from maturities of investments	3,091	—	—	70	75	42,738	(70)	45,904
Changes in investments and advances—intercompany	12,690	—	—	50	134	(12,824)	(50)	—
Business acquisitions	—	—	—	—	—	—	—	—
Other investing activities	—	1,549	—	—	—	2,699	—	4,248

Net cash provided by (used in) investing activities	$14,760	$1,556	$10,024	$1,006	$1,303	$(13,245)	$(1,006)	$14,398

Cash flows from financing activities
Dividends paid	$—	$—	$—	$—	$—	$—	$—	$—
Dividends paid—intercompany	—	(1,328)	—	—	—	1,328	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—
Treasury stock acquired	(1)	—	—	—	—	—	—	(1)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	(2,713)	(384)	(432)	(257)	(846)	(4,976)	257	(9,351)
Proceeds/(Repayments) from issuance of long-term debt—intercompany, net	—	(4,795)	—	(2,813)	(1,333)	6,128	2,813	—
Change in deposits	—	—	—	—	—	(7,989)	—	(7,989)
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	11	(427)	1,706	1,314	235	(35,410)	(1,314)	(33,885)
Net change in short-term borrowings and other advances—intercompany	(9,501)	(6,323)	(11,692)	—	(455)	27,971	—	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	1,749	—	—	—	—	—	—	1,749

Net cash used in financing activities	$(10,455)	$(13,257)	$(10,418)	$(1,756)	$(2,399)	$(12,948)	$1,756	$(49,477)

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$(185)	$—	$(185)

Net cash used in discontinued operations	$—	$—	$—	$—	$—	$52	$—	$52

Net increase (decrease) in cash and due from banks	$—	$767	$—	$(92)	$(63)	$(498)	$92	$206
Cash and due from banks at beginning of period	5	4,947	1	343	464	20,055	(343)	25,472

Cash and due from banks at end of period	$5	$5,714	$1	$251	$401	$19,557	$(251)	$25,678

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$75	$55	$17	$10	$(18)	$1,677	$(14)	$1,802
Interest	2,262	1,366	419	826	386	1,278	(826)	5,711
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$—	$378	$393	$276	$(378)	$669

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 23 to the Consolidated Financial Statements for disclosure relating to Citigroup's litigation and regulatory matters. The information included in Note 23 supplements and amends, as applicable, the disclosures in Note 29 to the Consolidated Financial Statements of Citigroup's 2010 Annual Report on Form 10-K.

Item 1A.    Risk Factors

        For a discussion of the risk factors affecting Citigroup, see "Risk Factors" in Part I, Item 1A of Citi's 2010 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

        None.

Share Repurchases

        Under its long-standing repurchase program, Citigroup may buy back common shares in the market or otherwise from time to time. This program is used for many purposes, including offsetting dilution from stock-based compensation programs.

        The following table summarizes Citigroup's share repurchases during the first three months of 2011:

In millions, except per share amounts	Total shares purchased(1)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
January 2011
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	10.9	4.81	N/A
February 2011
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	0.2	4.82	N/A
March 2011
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	—	—	N/A

First quarter 2011
Open market repurchases(1)	—	$—	$6,739
Employee transactions(2)	11.1	4.81	N/A

Total first quarter 2011	11.1	$4.81	$6,739

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

N/A Not applicable

        For so long as the U.S. government continues to hold any Citigroup trust preferred securities acquired pursuant to the exchange offers consummated in 2009, Citigroup is, subject to certain exemptions, generally restricted from redeeming or repurchasing any of its equity or trust preferred securities, or paying regular cash dividends in excess of $0.01 per share of common stock per quarter, which such restriction may be waived.

Item 6.    Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 2011.

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
4.01
Warrant Agreement (relating to Warrants (expiring January 4, 2019)), dated as of January 25, 2011, between the Company and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent, incorporated by reference to Exhibit 4.1 to the Company's Form 8-A filed January 26, 2011 (File No. 1-9924; Acc. No. 0000950123-11-005308).
4.02	Specimen Warrant for 255,033,142 Warrants, incorporated by reference to Exhibit 4.2 to the Company's Form 8-A filed January 26, 2011 (File No. 1-9924; Acc. No. 0000950123-11-005308).
4.03
Warrant Agreement (relating to Warrants (expiring October 28, 2018)), dated as of January 25, 2011, between the Company and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent, incorporated by reference to Exhibit 4.1 to the Company's Form 8-A filed January 26, 2011 (File No. 1-9924; Acc. No. 0000950123-11-005381).
4.04	Specimen Warrant for 210,084,034 Warrants, incorporated by reference to Exhibit 4.2 to the Company's Form 8-A filed January 26, 2011 (File No. 1-9924; Acc. No. 0000950123-11-005381).
4.05
Registration Rights Agreement, dated as of January 27, 2011, between the Company and The Bank of New York Mellon, not in its individual capacity but solely as Trustee, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed March 28, 2011 (No. 333-173113).
4.06
Termination of the Capital Replacement Covenants agreement, dated April 1, 2011, between the Company and The Bank of New York Mellon, as Institutional Trustee of Citigroup Capital XI, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 4, 2011 (File No. 1-9924).
4.07
Tax Benefits Preservation Plan, dated June 9, 2009, between the Company and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 10, 2009 (File No. 1-9924).
4.08
Capital Securities Guarantee Agreement, dated as of July 30, 2009, between the Company, as Guarantor, and The Bank of New York Mellon, as Guarantee Trustee, incorporated by reference to Exhibit 4.03 to the Company's Current Report on Form 8-K filed July 30, 2009 (File No. 1-9924).
10.01+	Citigroup Inc. 2011 Key Employee Profit Sharing Plan.
10.02+	Citigroup Inc. 2011 Key Employee Profit Sharing Plan Award Agreement.
10.03+	Citigroup Inc. Employee Option Grant Agreement.
10.04
Continuous Offering Program Equity Distribution Agreement, dated as of January 19, 2011, between the Company and Citigroup Global Markets Inc., incorporated by reference to Exhibit 1.01 to the Company's Current Report on Form 8-K filed January 20, 2011 (File No. 1-9924).

10.05	Underwriting Agreement for 255,033,142 Warrants, dated January 25, 2011, between the Company and Deutsche Bank Securities Inc., as Representative of the several Underwriters, incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed February 1, 2011 (File No. 1-9924).
10.06
Underwriting Agreement for 210,084,034 Warrants, dated January 25, 2011, between the Company and Deutsche Bank Securities Inc., as Representative of the several Underwriters, incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K filed February 1, 2011 (File No. 1-9924).
10.07
Citigroup 2009 Stock Incentive Plan (as amended and restated effective April 21, 2011), incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed April 22, 2011 (No. 333-173683).
10.08	2011 Citigroup Executive Performance Plan, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 26, 2011 (File No. 1-9924).
12.01+	Calculation of Ratio of Income to Fixed Charges.
12.02+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended March 31, 2011, filed on May 5, 2011, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith