Form 10-Q
period 2011-06-30
CITIGROUP INC
filed 2011-08-05
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common stock outstanding as of June 30, 2011: 2,917,949,115

Available on the web at www.citigroup.com

 CITIGROUP INC.
SECOND QUARTER 2011—FORM 10-Q

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

        Throughout this report, "Citigroup," "Citi" and "the Company" refer to Citigroup Inc. and its consolidated subsidiaries.

        This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup's Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Annual Report on Form 10-K) and Citigroup's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. Additional information about Citigroup is available on the company's Web site at www.citigroup.com. Citigroup's recent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as its other filings with the SEC are available free of charge through the company's Web site by clicking on the "Investors" page and selecting "All SEC Filings." The SEC's Web site also contains periodic and current reports, proxy and information statements, and other information regarding Citi at www.sec.gov.

        Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation. All per share amounts and Citigroup shares outstanding for the second quarter of 2011 and all prior periods reflect Citigroup's 1-for-10 reverse stock split, which was effective May 6, 2011.

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

(1)
Asia includes Japan, Latin America includes Mexico, and North America comprises the U.S., Canada and Puerto Rico.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2011 EXECUTIVE SUMMARY

Citigroup

        Citigroup reported second quarter of 2011 net income of $3.3 billion, or $1.09 per diluted share. Citigroup's income increased by 24%, or $644 million, from the second quarter of 2010, as a significant decline in credit costs more than offset the impact of lower revenues and an increase in operating expenses as compared to the prior-year period.

        Citigroup revenues, net of interest expense, were $20.6 billion, down $1.4 billion, or 7%, from the second quarter of 2010 as growth in international Regional Consumer Banking and Transaction Services was more than offset by lower revenues in Citi Holdings, Securities and Banking and North America Regional Consumer Banking. Net interest revenues of $12.1 billion were 13% lower than the prior-year period, largely due to continued declining loan balances and lower interest-earnings assets in Citi Holdings. Non-interest revenues were $8.5 billion, up 4% from the prior-year period, principally driven by realized gains on asset sales in the Special Asset Pool in Citi Holdings, including $511 million of pre-tax gains realized in the second quarter of 2011 on the sale of assets transferred out of held-to-maturity in the first quarter of 2011.

Operating Expenses

        Citigroup expenses increased $1.1 billion, or 9%, year-over-year to $12.9 billion. Excluding the impact of the UK bonus tax of approximately $400 million in the second quarter of 2010, expenses increased by nearly $1.5 billion, or 13%, year-over-year. Approximately one-third of this 13% increase resulted from the impact of foreign exchange in the translation of local currency results into U.S. dollars (as used throughout this Form 10-Q, FX translation) and another one-third was related to higher legal and related costs. The remaining one-third was driven by the net impact of investment spending, which was partially offset by ongoing productivity savings.

        For the first half of 2011, Citigroup expenses were $25.3 billion, up $2.3 billion from the prior-year period, excluding the impact of the UK bonus tax in the second quarter of 2010. Nearly 70% of this increase, or approximately $1.6 billion, resulted from the impact of FX translation and higher legal and related costs in the first half of 2011, as compared to the first half of 2010. The remaining increase of roughly $700 million was primarily driven by investment spending, partially offset by continued productivity savings. The impact of FX translation and legal and related costs will likely continue to affect Citigroup's operating expenses in the second half of 2011 and will remain difficult to predict. Citi currently believes, however, that operating expenses will remain elevated for the remainder of 2011.

        Citicorp expenses of $10.1 billion in the second quarter of 2011 grew 10% from the second quarter of 2010. Excluding the UK bonus tax in the second quarter of 2010, expenses were up 14% year-over-year. Over a quarter of this 14% increase resulted from the impact of FX translation, and the remainder was primarily driven by investment spending as Citi continues to execute its strategy to increase revenues and operating income in its business units.

        Citi Holdings expenses were down 9% year-over-year to $2.2 billion, principally due to the continued decline in assets and thus lowered operating expenses, offset by an increase in legal and related costs.

Credit Costs

        Citigroup total provisions for credit losses and for benefits and claims of $3.4 billion declined $3.3 billion, or 49%, from the prior-year period. Net credit losses of $5.1 billion were down $2.8 billion, or 35%, from the second quarter of 2010. Consumer net credit losses declined $2.7 billion, or 36%, to $4.8 billion, driven by continued improvement in credit in North America Citi-branded cards in Citicorp, and retail partner cards and residential real estate lending in Citi Holdings. Corporate net credit losses decreased $123 million year-over-year to $349 million, due in part to lower volume of loan sales.

        The net release of allowance for loan losses and unfunded lending commitments was $2.0 billion in the second quarter of 2011, compared to a net release of $1.5 billion in the second quarter of 2010. More than half of the net credit reserve release in the second quarter of 2011, or $1.1 billion, was attributable to Citi Holdings. The $914 million net credit release in Citicorp was up from $665 million in the prior-year period and was due primarily to higher net releases in Citi-branded cards, partially offset by lower releases in international Regional Consumer Banking and the Corporate portfolio. Citi continues to expect international Regional Consumer Banking and Corporate credit costs in Citicorp to increase, reflecting growing loan portfolios.

        Of the $2.0 billion net reserve release in the second quarter of 2011, $1.5 billion related to Consumer and was mainly driven by North America Citi-branded cards and retail partner cards. The $456 million net Corporate reserve release reflected continued improvement in Corporate credit trends, partially offset by the growth in the Corporate loan portfolio. The release reflected lower expected loan losses inherent in the remaining loan portfolios.

Capital and Loan Loss Reserve Positions

        Citigroup's Tier 1 Capital ratio was 13.6% at quarter-end, and its Tier 1 Common ratio was 11.6%.

        Citigroup's total allowance for loan losses was $34.4 billion at quarter-end, or 5.35%, of total loans, down from $46.2 billion, or 6.72%, in the prior-year period. The decline in the total allowance for loan losses reflected asset sales, lower non-accrual loans, and overall continued improvement in the credit quality of the loan portfolio.

        The Consumer allowance for loan losses was $31.0 billion, or 7.01%, of total Consumer loans, at quarter-end, compared to $39.6 billion, or 7.87%, at June 30, 2010.

        Citigroup's non-accrual loans of $13.2 billion declined 47% from the prior-year period. At the end of the second quarter of 2011, the allowance for loan losses was 260% of non-accrual loans.

Citicorp

        Citicorp net income of $3.7 billion in the second quarter of 2011 declined 2% from the prior-year period. Year-over-year, revenues declined less than 1%, and lower net credit losses and a higher net loan loss reserve release more than offset an increase in operating expenses. Citicorp's international operations accounted for over 68% of second quarter 2011 net income from continuing operations.

        Citicorp revenues were $16.3 billion, down $141 million from the second quarter of 2010, driven by a positive credit valuation adjustment (CVA) of $147 million in the second quarter of 2011, compared to a positive CVA of $255 million in the prior-year period. Excluding CVA, Citicorp revenues were flat year-over-year, as growth in international Regional Consumer Banking and Transaction Services was offset by lower revenues in North America Regional Consumer Banking and Securities and Banking. Sequentially, Citicorp revenues, excluding CVA, were down 3% as growth in Regional Consumer Banking and Transaction Services was more than offset by lower revenues in Securities and Banking. Net interest revenues of $9.5 billion declined 1% from the prior-year period, and non-interest revenues were flat versus the prior year at $6.8 billion.

        Regional Consumer Banking revenues of $8.2 billion were 2% higher year-over-year, mostly due to continued growth in business volumes across international regions as well as the impact of FX translation. This growth was partly offset by lower credit card balances in North America, the impact of The Credit Card Accountability Responsibility and Disclosure Act (CARD Act), and continued spread compression in Asia and Latin America. Average retail banking loans increased 18% year-over-year to $129.0 billion, and average deposits increased 8% to $314.5 billion, both driven by Asia and Latin America. Citi-branded cards average loans increased 1% year-over-year to $110.1 billion, as growth in Asia and Latin America was offset by lower balances in North America. Cards purchase sales grew 12% from the prior-year period to $71.3 billion, and international investment sales increased 5% to $24.5 billion.

        Securities and Banking revenues of $5.5 billion declined 8% year-over-year, driven principally by lower revenues in fixed income markets. Sequentially, revenues declined 9%, driven by lower revenues in fixed income and equity markets, partially offset by a strong quarter in investment banking. Excluding CVA, revenues of $5.3 billion were down 7% from the prior-year period and down 15% sequentially. Fixed income markets revenues of $2.9 billion, excluding CVA, decreased 16% year-over-year, largely due to lower revenues in G10 rates and currencies, partially offset by growth in emerging markets, and 27% sequentially, driven by credit-related and securitized products. Equity markets revenues of $776 million, excluding CVA, were 25% higher year-over-year, mainly driven by derivatives, but down 30% sequentially, mainly due to lower market volumes and a challenging trading environment as compared to the first quarter of 2011, particularly in derivatives. Investment banking revenues were $1.1 billion, up 61% from the prior-year period and 27% sequentially, reflecting increased activity in both advisory and underwriting activities.

        Transaction Services revenues were $2.7 billion, up 6% from the prior-year period, driven by growth in Treasury and Trade Solutions as well as Securities and Fund Services. Revenues grew year-over-year in all international regions, as strong growth in business volumes was partially offset by continued spread compression. Average deposits and other customer liabilities grew 14% year-over-year to $365 billion, while assets under custody grew 19% to $13.5 trillion.

        Citicorp end of period loans increased 16% year-over-year to $440 billion, with 11% growth in Consumer loans and 22% growth in Corporate loans.

Citi Holdings

        Citi Holdings net loss of $218 million in the second quarter of 2011 was 82% less than the net loss of $1.2 billion in the second quarter of 2010, as lower operating expenses, a continued improvement in net credit losses and a higher net loan loss reserve release offset lower revenues.

        Citi Holdings revenues declined 18% to $4.0 billion from the prior-year period. Net interest revenues declined 33% year-over-year to $2.7 billion, largely driven by declining loan balances in Local Consumer Lending and lower interest-earning assets in the Special Asset Pool. Non-interest revenues increased 43% to $1.4 billion from the prior-year period, mostly reflecting the $511 million of pre-tax gains realized in the second quarter of 2011 on the sale of assets transferred out of held-to-maturity in the first quarter of 2011.

        Citi Holdings assets declined 34% from the second quarter of 2010 to $308 billion at the end of the second quarter of 2011. The decline reflected $108 billion in asset sales and business dispositions (including the sale of the previously-disclosed $12.7 billion of assets transferred out of held-to-maturity in the Special Asset Pool in the first quarter of 2011), $42 billion in net run-off and amortization, and $7 billion in net cost of credit and net asset marks. Local Consumer Lending continues to represent the largest segment within Citi Holdings, with $228 billion of assets at the end of the second quarter of 2011. Over half of Local Consumer Lending assets, or approximately $119 billion, were related to North America real estate lending. As of the end of the second quarter of 2011, there were approximately $10 billion of loan loss reserves allocated to North America real estate lending in Citi Holdings, representing over 27 months of coincident net credit loss coverage. At the end of the second quarter of 2011, Citi Holdings assets comprised approximately 16% of total Citigroup GAAP assets and 28% of risk-weighted assets.

RESULTS OF OPERATIONS

SUMMARY OF SELECTED FINANCIAL DATA

Citigroup Inc. and Consolidated Subsidiaries

	Second Quarter			Six Months Ended
In millions of dollars, except per-share amounts, ratios and direct staff
	2011	2010	% Change	2011	2010	% Change
Net interest revenue	$12,148	$13,927	(13)%	$24,250	$28,368	(15)%
Non-interest revenue	8,474	8,144	4	16,098	19,124	(16)

Revenues, net of interest expense	$20,622	$22,071	(7)%	$40,348	$47,492	(15)%
Operating expenses	12,936	11,866	9	25,262	23,384	8
Provisions for credit losses and for benefits and claims	3,387	6,665	(49)	6,571	15,283	(57)

Income from continuing operations before income taxes	$4,299	$3,540	21%	$8,515	$8,825	(4)%
Income taxes	967	812	19	2,152	1,848	16

Income from continuing operations	$3,332	$2,728	22%	$6,363	$6,977	(9)%
Income (loss) from discontinued operations, net of taxes(1)	71	(3)	NM	111	208	(47)

Net income before attribution of noncontrolling interests	$3,403	$2,725	25%	$6,474	$7,185	(10)%
Net income attributable to noncontrolling interests	62	28	NM	134	60	NM

Citigroup's net income	$3,341	$2,697	24%	$6,340	$7,125	(11)%

Less: Preferred dividends–Basic	$9	$—	NM	$13	$—	NM
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to Basic EPS	62	26	NM	96	57	68%

Income allocated to unrestricted common shareholders for basic EPS	$3,270	$2,671	22%	$6,231	$7,068	(12)%
Add: Incremental dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to Diluted EPS	6	1	NM	7	2	NM

Income allocated to unrestricted common shareholders for diluted EPS	$3,276	$2,672	23%	$6,238	$7,070	(12)%
Earnings per share(2)
Basic
Income from continuing operations	$1.10	$0.93	18%	$2.11	$2.40	(12)%
Net income	1.12	0.93	20	2.14	2.47	(13)

Diluted
Income from continuing operations	$1.07	$0.90	19%	$2.05	$2.32	(12)%
Net income	1.09	0.90	21	2.08	2.39	(13)

At June 30:
Total assets	$1,956,626	$1,937,656	1%
Total deposits	866,310	813,951	6
Long-term debt	352,458	413,297	(15)
Mandatorily redeemable securities of subsidiary trusts (included in long-term debt)	16,077	20,218	(20)
Common stockholders' equity	176,052	154,494	14
Total stockholders' equity	176,364	154,806	14
Direct staff (in thousands)	263	259	2

Ratios:
Return on average common stockholders' equity(3)	7.7%	7.0%		7.5%	9.5%
Return on average total stockholders' equity(3)	7.7	7.0		7.5	9.5

Tier 1 Common(4)	11.62%	9.71%
Tier 1 Capital	13.55	11.99
Total Capital	17.18	15.59
Leverage(5)	7.05	6.31

Common stockholders' equity to assets	9.00%	7.97%
Total stockholders' equity to assets	9.01	7.99
Book value per common share(2)	$60.34	$53.32
Tangible book value per share(2)(6)	48.75	41.86
Ratio of earnings to fixed charges and preferred stock dividends	1.65	1.54		1.67	1.68

(1)
Discontinued operations primarily reflects the sale of Nikko Cordial Securities, the sale of Citigroup's German retail banking operations, the sale of CitiCapital's equipment finance unit to General Electric, and the sale of the Egg Banking PLC credit card business. See Note 2 to the Consolidated Financial Statements.

(2)
All per share amounts and Citigroup shares outstanding for all periods reflect Citigroup's 1-for-10 reverse stock split, which was effective May 6, 2011.

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

(6)
Tangible book value per share is a non-GAAP financial measure for SEC purposes. For additional information and a reconciliation of this measure to the most directly comparable GAAP measure, see "Capital Resources and Liquidity—Capital Resources—Tangible Common Equity and Tangible Book Value Per Share" below.

NM Not meaningful

 SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES

        The following tables show the income (loss) and revenues for Citigroup on a segment and business view:

CITIGROUP INCOME (LOSS)

	Second Quarter			Six Months
In millions of dollars	2011	2010(1)	% Change	2011	2010(1)	% Change
Income (loss) from continuing operations
CITICORP
Regional Consumer Banking
North America	$684	$52	NM	$1,235	$67	NM
EMEA	29	48	(40)%	78	72	8%
Latin America	412	473	(13)	896	840	7
Asia	484	566	(14)	945	1,133	(17)

Total	$1,609	$1,139	41%	$3,154	$2,112	49

Securities and Banking
North America	$339	$816	(58)%	$797	$2,238	(64)%
EMEA	343	355	(3)	1,108	1,376	(19)
Latin America	292	200	46	564	469	20
Asia	212	301	(30)	422	770	(45)

Total	$1,186	$1,672	(29)%	$2,891	$4,853	(40)%

Transaction Services
North America	$137	$158	(13)%	$250	$319	(22)%
EMEA	289	320	(10)	567	623	(9)
Latin America	157	154	2	327	306	7
Asia	290	296	(2)	574	615	(7)

Total	$873	$928	(6)%	$1,718	$1,863	(8)%

Institutional Clients Group	$2,059	$2,600	(21)%	$4,609	$6,716	(31)%

Total Citicorp	$3,668	$3,739	(2)%	$7,763	$8,828	(12)%

CITI HOLDINGS
Brokerage and Asset Management	$(100)	$(94)	(6)%	$(110)	$(18)	NM
Local Consumer Lending	(746)	(1,226)	39	(1,345)	(3,055)	56%
Special Asset Pool	678	116	NM	740	994	(26)

Total Citi Holdings	$(168)	$(1,204)	86%	$(715)	$(2,079)	66%

Corporate/Other	$(168)	$193	NM	$(685)	$228	NM

Income from continuing operations	$3,332	$2,728	22%	$6,363	$6,977	(9)%

Income loss (from) discontinued operations	$71	$(3)		$111	$208
Net income attributable to noncontrolling interests	62	28		134	60

Citigroup's net income	$3,341	$2,697	24%	$6,340	$7,125	(11)%

(1)
The prior period balances reflect reclassifications to conform the presentation in those periods to the current period's presentation. These reclassifications related to Citi's re-allocation of certain expenses between businesses and segments.

NM Not meaningful

CITIGROUP REVENUES

	Second Quarter			Six Months
In millions of dollars	2011	2010	% Change	2011	2010	% Change
CITICORP
Regional Consumer Banking
North America	$3,366	$3,693	(9)%	$6,700	$7,494	(11)%
EMEA	391	376	4	789	781	1
Latin America	2,426	2,118	15	4,735	4,194	13
Asia	2,031	1,845	10	3,932	3,645	8

Total	$8,214	$8,032	2%	$16,156	$16,114	—%

Securities and Banking
North America	$2,125	$2,627	(19)%	$4,453	$6,180	(28)%
EMEA	1,640	1,762	(7)	3,699	4,277	(14)
Latin America	675	558	21	1,257	1,165	8
Asia	1,031	1,008	2	2,074	2,336	(11)

Total	$5,471	$5,955	(8)%	$11,483	$13,958	(18)%

Transaction Services
North America	$609	$636	(4)%	$1,219	$1,275	(4)%
EMEA	898	848	6	1,734	1,681	3
Latin America	428	356	20	836	700	19
Asia	728	662	10	1,424	1,283	11

Total	$2,663	$2,502	6%	$5,213	$4,939	6%

Institutional Clients Group	$8,134	$8,457	(4)%	$16,696	$18,897	(12)%

Total Citicorp	$16,348	$16,489	(1)%	$32,852	$35,011	(6)%

CITI HOLDINGS
Brokerage and Asset Management	$47	$141	(67)%	$184	$481	(62)%
Local Consumer Lending	2,949	4,206	(30)	6,102	8,876	(31)
Special Asset Pool	1,015	572	77	1,008	2,112	(52)

Total Citi Holdings	$4,011	$4,919	(18)	$7,294	$11,469	(36)%

Corporate/Other	$263	$663	(60)%	$202	$1,012	(80)%

Total net revenues	$20,622	$22,071	(7)%	$40,348	$47,492	(15)%

 CITICORP

        Citicorp is the Company's global bank for consumers and businesses and represents Citi's core franchises. Citicorp is focused on providing best-in-class products and services to customers and leveraging Citigroup's unparalleled global network. Citicorp is physically present in approximately 100 countries, many for over 100 years, and offers services in over 160 countries and jurisdictions. Citi believes this global network provides a strong foundation for servicing the broad financial services needs of large multinational clients and for meeting the needs of retail, private banking, commercial, public sector and institutional clients around the world. Citigroup's global footprint provides coverage of the world's emerging economies, which Citi believes represent a strong area of growth. At June 30, 2011, Citicorp had approximately $1.4 trillion of assets and $788 billion of deposits, representing approximately 71% of Citi's total assets and approximately 91% of its deposits.

        Citicorp consists of the following businesses: Regional Consumer Banking (which includes retail banking and Citi-branded cards in four regions—North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Securities and Banking and Transaction Services).

	Second Quarter			Six Months
In millions of dollars	2011	2010	% Change	2011	2010	% Change
Net interest revenue	$9,546	$9,680	(1)%	$19,007	$19,480	(2)%
Non-interest revenue	6,802	6,809	—	13,845	15,531	(11)

Total revenues, net of interest expense	$16,348	$16,489	(1)%	$32,852	$35,011	(6)%

Provisions for credit losses and for benefits and claims
Net credit losses	$2,153	$2,965	(27)%	$4,471	$6,107	(27)%
Credit reserve build (release)	(909)	(639)	(42)	(2,167)	(999)	NM

Provision for loan losses	$1,244	$2,326	(47)%	$2,304	$5,108	(55)%
Provision for benefits and claims	26	27	(4)	70	71	(1)
Provision for unfunded lending commitments	(5)	(26)	81	(1)	(33)	97

Total provisions for credit losses and for benefits and claims	$1,265	$2,327	(46)%	$2,373	$5,146	(54)%

Total operating expenses	$10,062	$9,176	10%	$19,663	$17,771	11%

Income from continuing operations before taxes	$5,021	$4,986	1%	$10,816	$12,094	(11)%
Provisions for income taxes	1,353	1,247	9	3,053	3,266	(7)

Income from continuing operations	$3,668	$3,739	(2)%	$7,763	$8,828	(12)%
Net income attributable to noncontrolling interests	12	20	(40)	23	41	(44)

Citicorp's net income	$3,656	$3,719	(2)	$7,740	$8,787	(12)%

Balance sheet data (in billions of dollars)
Total EOP assets	$1,380	$1,211	14%
EOP Loans:
Consumer	244	219	11
Corporate	197	161	22
Average assets	1,381	1,250	10	$1,352	$1,242	9%
Total EOP deposits	788	719	10

NM Not meaningful

REGIONAL CONSUMER BANKING

        Regional Consumer Banking (RCB) consists of Citigroup's four RCB businesses that provide traditional banking services to retail customers. RCB also contains Citigroup's branded cards business and Citi's local commercial banking business. RCB is a globally diversified business with over 4,200 branches in 39 countries around the world. At June 30, 2011, RCB had $344 billion of assets and $316 billion of deposits.

	Second Quarter			Six Months
In millions of dollars	2011	2010	% Change	2011	2010	% Change
Net interest revenue	$5,815	$5,774	1%	$11,566	$11,691	(1)%
Non-interest revenue	2,399	2,258	6	4,590	4,423	4

Total revenues, net of interest expense	$8,214	$8,032	2%	$16,156	$16,114	—%

Total operating expenses	$4,774	$4,039	18%	$9,256	$8,037	15%

Net credit losses	$2,002	$2,922	(31)%	$4,110	$5,962	(31)%
Credit reserve build (release)	(850)	(408)	NM	(1,712)	(588)	NM
Provisions for unfunded lending commitments	3	(4)	NM	3	(4)	NM
Provision for benefits and claims	26	27	(4)	70	71	(1)

Provisions for credit losses and for benefits and claims	$1,181	$2,537	(53)%	$2,471	$5,441	(55)%

Income from continuing operations before taxes	$2,259	$1,456	55%	$4,429	$2,636	68%
Income taxes	650	317	NM	1,275	524	NM

Income from continuing operations	$1,609	$1,139	41%	$3,154	$2,112	49%
Net income (loss) attributable to noncontrolling interests	3	—	—	1	(5)	NM

Net income	$1,606	$1,139	41%	$3,153	$2,117	49%

Average assets (in billions of dollars)	$339	$306	11%	$333	$307	8%
Return on assets	1.90%	1.49%		1.91%	1.39%
Total EOP assets (in billions of dollars)	$344	$309	11
Average deposits (in billions of dollars)	315	291	8	311	290	7

Net credit losses as a percentage of average loans	3.36%	5.38%

Revenue by business
Retail banking	$4,120	$3,916	5%	$8,027	$7,730	4%
Citi-branded cards	4,094	4,116	(1)	8,129	8,384	(3)

Total	$8,214	$8,032	2%	$16,156	$16,114	—%

Income from continuing operations by business
Retail banking	$641	$843	(24)%	$1,322	$1,642	(19)%
Citi-branded cards	968	296	NM	1,832	470	NM

Total	$1,609	$1,139	41%	$3,154	$2,112	49%

NM
Not meaningful

NORTH AMERICA REGIONAL CONSUMER BANKING

        North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses in the U.S. NA RCB's approximate 1,000 retail bank branches and 12.9 million retail customer accounts are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia and certain larger cities in Texas. At June 30, 2011, NA RCB had $34.5 billion of retail banking and residential real estate loans and $144.4 billion of average deposits. In addition, NA RCB had 21.2 million Citi-branded credit card accounts, with $73.7 billion in outstanding card loan balances.

	Second Quarter			Six Months
In millions of dollars	2011	2010	% Change	2011	2010	% Change
Net interest revenue	$2,589	$2,778	(7)%	$5,212	$5,732	(9)%
Non-interest revenue	777	915	(15)	1,488	1,762	(16)

Total revenues, net of interest expense	$3,366	$3,693	(9)%	$6,700	$7,494	(11)%

Total operating expenses	$1,773	$1,513	17%	$3,462	$3,134	10%

Net credit losses	$1,305	$2,126	(39)%	$2,745	$4,283	(36)%
Credit reserve build (release)	(757)	(9)	NM	(1,406)	(5)	NM
Provisions for benefits and claims	4	5	(20)	10	13	(23)

Provisions for loan losses and for benefits and claims	$552	$2,122	(74)%	$1,349	$4,291	(69)%

Income from continuing operations before taxes	$1,041	$58	NM	$1,889	$69	NM
Income taxes (benefits)	357	6	NM	654	2	NM

Income from continuing operations	$684	$52	NM	$1,235	$67	NM
Net income attributable to noncontrolling interests	—	—	—	—	—	—

Net income	$684	$52	NM	$1,235	$67	NM

Average assets (in billions of dollars)	$120	$117	3%	$120	$119	1%
Average deposits (in billions of dollars)	144	146	(1)	144	145	(1)

Net credit losses as a percentage of average loans	4.94%	7.98%

Revenue by business
Retail banking	$1,249	$1,323	(6)%	$2,436	$2,603	(6)%
Citi-branded cards	2,117	2,370	(11)	4,264	4,891	(13)

Total	$3,366	$3,693	(9)%	$6,700	$7,494	(11)%

Income (loss) from continuing operations by business
Retail banking	$100	$206	(51)%	$191	$371	(49)%
Citi-branded cards	584	(154)	NM	1,044	(304)	NM

Total	$684	$52	NM	$1,235	$67	NM

NM
Not meaningful

2Q11 vs. 2Q10

        Revenues, net of interest expense decreased 9% to $3.4 billion, mainly due to lower volumes in branded cards and the net impact of the CARD Act on cards revenues, as well as lower mortgage-related revenues.

        Net interest revenue was down 7% to $2.6 billion, driven primarily by lower volumes in cards, with average loans down 5% from the prior-year period. In addition, cards net interest revenue was negatively impacted by the CARD Act.

        Non-interest revenue decreased 15% to $777 million from the prior-year period, mainly due to lower gains from mortgage loan sales and lower net mortgage servicing revenues.

        Operating expenses increased 17% to $1.8 billion from the prior-year period, primarily driven by higher investment spending, particularly in marketing and technology.

        Provisions for loan losses and for benefits and claims decreased 74% to $552 million, primarily due to lower net credit losses in Citi-branded cards and a net loan loss reserve release of $757 million in the current quarter, which also was a primary driver of the increase in net income year-over-year. Cards net credit losses were down $819 million, or 40%, from the prior-year period, and the net credit loss ratio decreased 397 basis points to 6.80%.

2Q11 YTD vs. 2Q10 YTD

        Revenues, net of interest expense decreased 11% to $6.7 billion, mainly due to lower volumes in branded cards and the net impact of the CARD Act on cards revenues, as well as lower mortgage-related revenues.

        Net interest revenue was down 9% to $5.2 billion, driven primarily by lower volumes in cards, with average loans down 6% from the first half of 2010. In addition, cards net interest revenue was negatively impacted by the CARD Act.

        Non-interest revenue decreased 16% to $1.5 billion from the prior-year period, mainly due to lower gains from mortgage loan sales and lower net mortgage servicing revenues.

        Operating expenses increased 10% to $3.5 billion from the prior-year period, primarily driven by higher investment spending, particularly in marketing and technology.

        Provisions for loan losses and for benefits and claims decreased 69% to $1.3 billion, primarily due to a net loan loss reserve release of $1.4 billion in the current year-to-date period, which also drove the increase in net income year-over-year, and lower net credit losses in the Citi-branded cards portfolio. Cards net credit losses were down $1.6 billion, or 38%, from the prior year-to-date period, and the net credit loss ratio decreased 362 basis points to 7.11%.

 EMEA REGIONAL CONSUMER BANKING

        EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Central and Eastern Europe, the Middle East and Africa. Remaining retail banking and cards activities in Western Europe are included in Citi Holdings. The countries in which EMEA RCB has the largest presence are Poland, Turkey, Russia and the United Arab Emirates. At June 30, 2011, EMEA RCB had 296 retail bank branches with 3.6 million customer accounts, $4.9 billion in retail banking loans and $9.9 billion in average deposits. In addition, the business had 2.5 million Citi-branded card accounts with $3.0 billion in outstanding card loan balances.

	Second Quarter			Six Months
In millions of dollars	2011	2010	% Change	2011	2010	% Change
Net interest revenue	$235	$230	2%	$463	$478	(3)%
Non-interest revenue	156	146	7	326	303	8

Total revenues, net of interest expense	$391	$376	4%	$789	$781	1%

Total operating expenses	$340	$270	26%	$648	$552	17%

Net credit losses	$47	$85	(45)%	$96	$182	(47)%
Credit reserve build (release)	(55)	(46)	(20)	(88)	(56)	(57)
Provision for unfunded lending commitments	3	(4)	NM	3	(4)	NM

Provisions for loan losses	$(5)	$35	NM	$11	$122	(91)%

Income from continuing operations before taxes	$56	$71	(21)%	$130	$107	21%
Income taxes	27	23	17	52	35	49

Income from continuing operations	$29	$48	(40)%	$78	$72	8%
Net income attributable to noncontrolling interests	2	—	—	2	—	—

Net income	$27	$48	(44)%	$76	$72	6%

Average assets (in billions of dollars)	$11	$10	10%	$11	$10	10%
Return on assets	0.98%	1.93%		1.39%	1.45%
Average deposits (in billions of dollars)	$10	$9	11	10	9	11

Net credit losses as a percentage of average loans	2.45%	4.74%

Revenue by business
Retail banking	$215	$205	5%	$434	$427	2%
Citi-branded cards	176	171	3	355	354	—

Total	$391	$376	4%	$789	$781	1%

Income (loss) from continuing operations by business
Retail banking	$(16)	$6	NM	$(12)	$(3)	NM
Citi-branded cards	45	42	7%	90	75	20%

Total	$29	$48	(40)%	$78	$72	8%

NM
Not meaningful

2Q11 vs. 2Q10

        Revenues, net of interest expense increased 4% to $391 million from the prior-year period due to improved underlying revenue and the impact of FX translation, offset by lower lending revenues on the continued liquidation of non-strategic customer portfolios and lower contributions from an equity investment in Turkey.

        Net interest revenue was $235 million, or 2% higher than the prior-year period, due to improved underlying revenue and 11% growth in average deposit balances, offset by the continued decline in the non-strategic portfolios and spread compression in the cards portfolio.

        Non-interest revenue increased by 7% to $156 million, reflecting higher investment sales and cards fees, offset by lower contributions from an equity investment in Turkey. Investment sales grew 43% year-over-year and assets under management grew 32%.

        Operating expenses increased 26% to $340 million, reflecting continued account acquisition-focused investment spending, expansion of the sales force, higher transactional expenses and the impact of FX translation.

        Provisions for loan losses and for benefits and claims was a benefit of $5 million in the second quarter of 2011, compared to a loss of $35 million in the second quarter of 2010. Net credit losses decreased 45% to $47 million, while the loan loss reserve release, including the provision for unfunded lending commitments, increased 4% to $52 million, reflecting the ongoing improvement in credit quality during the period.

2Q11 YTD vs. 2Q10 YTD

        Revenues, net of interest expense of $789 million increased 1% from the prior year-to-date period due to improved underlying revenue and the impact of FX translation, offset by lower lending revenues on the continued liquidation of non-strategic portfolios, unrest in the Middle East markets in the first quarter of 2011 and lower contributions from an equity investment in Turkey.

        Net interest revenue was $463 million, or 3% lower than the prior year-to-date period due to the continued decline in the non-strategic portfolio, Middle East unrest and spread compression in the cards portfolio.

        Non-interest revenue increased by 8% to $326 million, reflecting higher investment sales and cards fees offset by lower contributions from an equity investment in Turkey.

Investment sales grew 43% from the prior year-to-date period, and assets under management grew 32%.

        Operating expenses increased 17% to $648 million, reflecting account acquisition-focused investment spending, expansion of the sales force, higher transactional expenses and the impact of FX translation.

        Provisions for loan losses and for benefits and claims was lower by $111 million, or 91%, as compared to the prior year-to-date period. Net credit losses decreased 47% to $96 million, while the loan loss reserve release, including the provision for unfunded lending commitments, increased 42% to $85 million, reflecting the ongoing improvement in credit quality during the period.

LATIN AMERICA REGIONAL CONSUMER BANKING

        Latin America Regional Consumer Banking (LATAM RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. LATAM RCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico's second largest bank, with over 1,700 branches. At June 30, 2011, LATAM RCB had 2,210 retail branches, with 26.9 million customer accounts, $25.5 billion in retail banking loan balances and $48.3 billion in average deposits. In addition, the business had 13.0 million Citi-branded card accounts with $14.2 billion in outstanding loan balances.

	Second Quarter			Six Months
In millions of dollars	2011	2010	% Change	2011	2010	% Change
Net interest revenue	$1,639	$1,471	11%	$3,213	$2,929	10%
Non-interest revenue	787	647	22	1,522	1,265	20

Total revenues, net of interest expense	$2,426	$2,118	15%	$4,735	$4,194	13%

Total operating expenses	$1,493	$1,294	15%	$2,858	$2,469	16%

Net credit losses	$425	$457	(7)%	$832	$966	(14)%
Credit reserve build (release)	(23)	(241)	90	(169)	(377)	55
Provision for benefits and claims	22	22	—	60	58	3

Provisions for loan losses and for benefits and claims	$424	$238	78%	$723	$647	12%

Income from continuing operations before taxes	$509	$586	(13)%	$1,154	$1,078	7%
Income taxes	97	113	(14)	258	238	8

Income from continuing operations	$412	$473	(13)%	$896	$840	7%
Net income (loss) attributable to noncontrolling interests	1	—	—	(1)	(5)	80

Net income	$411	$473	(13)%	$897	$845	6%

Average assets (in billions of dollars)	$85	$74	15%	$82	$73	12%
Return on assets	1.94%	2.56%		2.21%	2.33%
Average deposits (in billions of dollars)	$48	$40	21	17	40	18

Net credit losses as a percentage of average loans	4.39%	5.84%

Revenue by business
Retail banking	$1,416	$1,236	15%	$2,764	$2,432	14%
Citi-branded cards	1,010	882	15	1,971	1,762	12

Total	$2,426	$2,118	15%	$4,735	$4,194	13%

Income from continuing operations by business
Retail banking	$252	$257	(2)%	$557	$491	13%
Citi-branded cards	160	216	(26)	339	349	(3)

Total	$412	$473	(13)%	$896	$840	7%

2Q11 vs. 2Q10

        Revenues, net of interest expense, increased 15% to $2.4 billion, mainly due to higher loans and deposits as well as the impact of FX translation, partially offset by spread compression in retail banking.

        Net interest revenue increased 11% to $1.6 billion due to loan growth in retail banking and cards as well as deposit growth and the impact of FX translation, partially offset by spread compression in retail banking.

        Non-interest revenue increased 22% to $787 million, primarily due to higher fees in cards resulting from an increase in purchase sales, higher fees and commissions in insurance and retirement services and the impact of FX translation.

        Operating expenses increased 15% to $1.5 billion due to the impact of FX translation, higher business volumes and higher marketing investments.

        Provisions for loan losses and for benefits and claims increased 78% to $424 million, mainly due to the absence of a prior-year period loan loss reserve release of $241 million, compared to a $23 million release in the current quarter, partially offset by a 7% decline in net credit losses, reflecting continued improved credit conditions, particularly in Mexico cards. The cards net credit loss ratio declined across the region year-over-year, from 12.1% to 8.8%, reflecting continued portfolio improvement. The retail banking net credit loss ratio remained fairly consistent year-over-year, reflecting more stable credit conditions.

2Q11 YTD vs. 2Q10 YTD

        Revenues, net of interest expense, increased 13% to $4.7 billion, mainly due to higher lending and deposit volumes in retail banking, higher lending volumes and higher purchase sales in cards and the impact of FX translation.

        Net interest revenue increased 10% to $3.2 billion, driven by higher lending and higher deposit volumes in retail banking, higher loan volume in cards and the impact of FX translation.

        Non-interest revenue increased 20% to $1.5 billion, mainly due to higher fees in the cards business driven by an increase in purchase sales and higher fees and commissions in insurance and retirement services, as well as the impact of FX translation.

        Operating expenses increased 16% to $2.9 billion, driven by the impact of FX translation, incremental business volumes driven by incremental accounts, loans and new branches and higher marketing and investment initiatives.

        Provisions for loan losses and for benefits and claims increased 12% to $723 million, mainly due to lower loan loss reserve releases of $169 million partly offset by a decline in net credit losses of $134 million. The decline in net credit losses was driven primarily by cards due to continued improving credit conditions, notably in Mexico. The increase in net credit losses in retail banking primarily reflected portfolio growth.

 ASIA REGIONAL CONSUMER BANKING

        Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence in South Korea, Japan, Taiwan, Singapore, Australia, Hong Kong, India and Indonesia. At June 30, 2011, Asia RCB had 699 retail branches, 16.3 million retail banking accounts, $111.9 billion in average customer deposits and $66.7 billion in retail banking loans. In addition, the business had 15.6 million Citi-branded card accounts with $21.0 billion in outstanding loan balances.

	Second Quarter			Six Months
In millions of dollars	2011	2010	% Change	2011	2010	% Change
Net interest revenue	$1,352	$1,295	4%	$2,678	$2,552	5%
Non-interest revenue	679	550	23	1,254	1,093	15

Total revenues, net of interest expense	$2,031	$1,845	10%	$3,932	$3,645	8%

Total operating expenses	$1,168	$962	21%	$2,288	$1,882	22%

Net credit losses	$225	$254	(11)%	$437	$531	(18)%
Credit reserve build (release)	(15)	(112)	87	(49)	(150)	67

Provisions for loan losses and for benefits and claims	$210	$142	48%	$388	$381	2%

Income from continuing operations before taxes	$653	$741	(12)%	$1,256	$1,382	(9)%
Income taxes	169	175	(3)	311	249	25

Income from continuing operations	$484	$566	(14)%	$945	$1,133	(17)%
Net income attributable to noncontrolling interests	—	—	—	—	—	—

Net income	$484	$566	(14)%	$945	$1,133	(17)%

Average assets (in billions of dollars)	$123	$105	17%	$121	105	15%
Return on assets	1.58%	2.16%		1.57%	2.18%
Average deposits (in billions of dollars)	$112	$97	15	110	96	15

Net credit losses as a percentage of average loans	1.04%	1.41%

Revenue by business
Retail banking	$1,240	$1,152	8%	$2,393	$2,268	6%
Citi-branded cards	791	693	14	1,539	1,377	12

Total	$2,031	$1,845	10%	$3,932	$3,645	8%

Income from continuing operations by business
Retail banking	$305	$374	(18)%	$586	$783	(25)%
Citi-branded cards	179	192	(7)	359	350	3

Total	$484	$566	(14)%	$945	$1,133	(17)%

2Q11 vs. 2Q10

        Revenues, net of interest expense increased 10% to $2.0 billion, driven by higher cards purchase sales, investment sales, loan and deposit volumes and the impact of FX translation. This was partially offset by spread compression, particularly in retail banking.

        Net interest revenue increased 4% to $1.4 billion, mainly due to higher lending and deposit volumes and the impact of FX translation, partially offset by spread compression.

        Non-interest revenue increased 23% to $679 million, primarily due to higher investment revenues, higher cards purchase sales and the impact of FX translation.

        Operating expenses increased 21% to $1.2 billion, due to continued investment spending, the impact of FX translation and an increase in business volumes, partially offset by ongoing productivity savings.

        Provisions for loan losses and for benefits and claims increased 48% to $210 million, mainly due to a lower net credit reserve release in the current quarter and the impact of FX translation, partially offset by lower net credit losses. The increase in provision for loan losses and for benefits and claims also reflected increased volumes, partially offset by continued credit quality improvement, particularly in India.

2Q11 YTD vs. 2Q10 YTD

        Revenues, net of interest expense increased 8% to $3.9 billion, driven by higher cards purchase sales, investment sales, loan and deposit volumes and the impact of FX translation, partially offset by lower spreads and a $80 million charge for the anticipated repurchase of certain securities in the current year-to-date period.

        Net interest revenue increased 5% to $2.7 billion, mainly due to higher lending and deposit volumes and the impact of FX translation, partially offset by spread compression.

        Non-interest revenue increased 15% to $1.3 billion, primarily due to higher investment revenues, higher cards purchase sales and the impact of FX translation, partially offset by the charge for the anticipated repurchase of certain securities.

        Operating expenses increased 22% to $2.3 billion, due to continued investment spending, incremental legal and related expenses and the impact of FX translation. Higher operating expenses also reflected an increase in business volumes, partially offset by ongoing productivity savings.

        Provisions for loan losses and for benefits and claims increased 2% to $388 million, mainly due to a lower net credit reserve release in the current quarter and the impact of FX translation, partially offset by lower net credit losses. The increase in provision for loan losses and for benefits and claims also reflected increased volumes, partially offset by continued credit quality improvement, particularly in India.

 INSTITUTIONAL CLIENTS GROUP

        Institutional Clients Group (ICG) includes Securities and Banking and Transaction Services. ICG provides corporate, institutional, public sector and high-net-worth clients around the world with a full range of products and services, including cash management, foreign exchange, trade finance and services, securities services, sales and trading, institutional brokerage, underwriting, lending and advisory services. ICG's international presence is supported by trading floors in approximately 75 countries and jurisdictions and a proprietary network within Transaction Services in over 95 countries and jurisdictions. At June 30, 2011, ICG had $1,036 billion of assets and $472 billion of deposits.

	Second Quarter			Six Months
In millions of dollars	2011	2010	% Change	2011	2010	% Change
Commissions and fees	$1,132	$1,086	4%	$2,264	$2,194	3%
Administration and other fiduciary fees	730	615	19	1,474	1,336	10
Investment banking	1,001	592	69	1,794	1,545	16
Principal transactions	1,288	1,777	(28)	3,548	5,084	(30)
Other	252	481	(48)	175	949	(82)

Total non-interest revenue	$4,403	$4,551	(3)%	$9,255	$11,108	(17)%
Net interest revenue (including dividends)	3,731	3,906	(4)	7,441	7,789	(4)

Total revenues, net of interest expense	$8,134	$8,457	(4)%	$16,696	$18,897	(12)%
Total operating expenses	5,288	5,137	3	10,407	9,734	7
Net credit losses	151	43	NM	361	145	NM
Provision (release) for unfunded lending commitments	(8)	(22)	64	(4)	(29)	86
Credit reserve build (release)	(59)	(231)	74	(455)	(411)	(11)

Provisions for loan losses and benefits and claims	$84	$(210)	NM	$(98)	$(295)	67%

Income from continuing operations before taxes	$2,762	$3,530	(22)%	$6,387	$9,458	(32)%
Income taxes	703	930	(24)	1,778	2,742	(35)

Income from continuing operations	$2,059	$2,600	(21)%	$4,609	$6,716	(31)%
Net income attributable to noncontrolling interests	9	20	(55)	22	46	(52)

Net income	$2,050	$2,580	(21)%	$4,587	$6,670	(31)%

Average assets (in billions of dollars)	$1,042	$944	10%	$1,019	$935	9%
Return on assets	0.79%	1.10%		0.91%	1.44%

Revenues by region
North America	$2,734	$3,263	(16)%	$5,672	$7,455	(24)%
EMEA	2,538	2,610	(3)	5,433	5,958	(9)
Latin America	1,103	914	21	2,093	1,865	12
Asia	1,759	1,670	5	3,498	3,619	(3)

Total	$8,134	$8,457	(4)%	$16,696	$18,897	(12)%

Income from continuing operations by region
North America	$476	$974	(51)%	$1,047	$2,557	(59)%
EMEA	632	675	(6)	1,675	1,999	(16)
Latin America	449	354	27	891	775	15
Asia	502	597	(16)	996	1,385	(28)

Total	$2,059	$2,600	(21)%	$4,609	$6,716	(31)%

Average loans by region (in billions of dollars)
North America	$68	$68	—%	$67	$68	(1)%
EMEA	48	37	30	45	37	22
Latin America	27	21	29	26	22	18
Asia	48	34	41	46	32	44

Total	$191	$160	19%	$184	$159	16%

NM
Not meaningful

SECURITIES AND BANKING

        Securities and Banking (S&B) offers a wide array of investment and commercial banking services and products for corporations, governments, institutional and retail investors, and high-net-worth individuals. S&B transacts with clients in both cash instruments and derivatives, including fixed income, foreign currency, equity, and commodity products. S&B includes investment banking and advisory services, lending, debt and equity sales and trading, institutional brokerage, derivative services and private banking.

        S&B revenue is generated primarily from fees and spreads associated with these activities. S&B earns fee income for assisting clients in clearing transactions, providing brokerage services and other such activities. Revenue generated from these activities is recorded in Commissions and fees. In addition, as a market maker, S&B facilitates transactions, including by holding product inventory to meet client demand, and earns the differential between the price at which it buys and sells the products. The price differential between the buys and sells, and the unrealized gains and losses on the inventory, are recorded in Principal transactions. S&B interest income earned on inventory held is recorded as a component of Net interest revenue.

	Second Quarter			Six Months
In millions of dollars	2011	2010	% Change	2011	2010	% Change
Net interest revenue	$2,261	$2,508	(10)%	$4,541	$5,003	(9)%
Non-interest revenue	3,210	3,447	(7)	6,942	8,955	(22)

Revenues, net of interest expense	$5,471	$5,955	(8)%	$11,483	$13,958	(18)%
Total operating expenses	3,899	3,958	(1)	7,701	7,395	4
Net credit losses	152	42	NM	356	143	NM
Provisions for unfunded lending commitments	(8)	(22)	64	(4)	(29)	86
Credit reserve build (release)	(85)	(196)	57	(482)	(358)	(35)

Provisions for loan losses and benefits and claims	$59	$(176)	NM	$(130)	$(244)	47%

Income before taxes and noncontrolling interests	$1,513	$2,173	(30)%	$3,912	$6,807	(43)%
Income taxes	327	501	(35)	1,021	1,954	(48)
Income from continuing operations	1,186	1,672	(29)	2,891	4,853	(40)
Net income attributable to noncontrolling interests	4	15	(73)	13	36	(64)

Net income	$1,182	$1,657	(29)%	$2,878	$4,817	(40)%

Average assets (in billions of dollars)	$913	$845	8%	$894	$836	7%
Return on assets	0.52%	0.79%		0.65%	1.16%

Revenues by region
North America	$2,125	$2,627	(19)%	$4,453	$6,180	(28)%
EMEA	1,640	1,762	(7)	3,699	4,277	(14)
Latin America	675	558	21	1,257	1,165	8
Asia	1,031	1,008	2	2,074	2,336	(11)

Total revenues	$5,471	$5,955	(8)%	$11,483	$13,958	(18)%

Net income from continuing operations by region
North America	$339	$816	(58)%	$797	$2,238	(64)%
EMEA	343	355	(3)	1,108	1,376	(19)
Latin America	292	200	46	564	469	20
Asia	212	301	(30)	422	770	(45)

Total net income from continuing operations	$1,186	$1,672	(29)%	$2,891	$4,853	(40)%

Securities and Banking revenue details
Total investment banking	$1,085	$674	61%	$1,936	$1,731	12%
Lending	346	522	(34)	590	765	(23)
Equity markets	812	652	25	1,882	1,865	1
Fixed income markets	3,033	3,713	(18)	6,828	9,093	(25)
Private bank	555	512	8	1,070	1,006	6
Other	(360)	(118)	NM	(823)	(502)	(64)

Total Securities and Banking revenues	$5,471	$5,955	(8)%	$11,483	$13,958	(18)%

NM    Not meaningful

2Q11 vs. 2Q10

        Revenues, net of interest expense, of $5.5 billion decreased 8% as compared to the prior-year period, primarily driven by lower results in fixed income markets, partly offset by an increase in investment banking and equity markets revenues. Fixed income markets revenues decreased 16% to $2.9 billion (excluding CVA, net of hedges, of positive $0.1 billion and positive $0.2 billion in the current quarter and prior-year quarter, respectively), reflecting weaker results in G10 rates and currencies, partly offset by emerging markets and credit products. Investment banking revenues grew 61% to $1.1 billion, as activity levels across advisory and debt and equity underwriting increased from the second quarter of 2010. Equity markets revenues increased 25% to $776 million (excluding CVA, net of hedges, of positive $36 million and positive $32 million in the current quarter and prior-year quarter, respectively), reflecting stronger results in derivatives and prime finance that offset weaker results in cash equities.

        Operating expenses decreased 1% to $3.9 billion from the prior-year period. Excluding the impact of the U.K. bonus tax in the prior-year period, operating expenses grew 9%, mainly due to continued investment spending, higher business volumes, and the impact of FX translation, partially offset by productivity saves.

        Provisions for loan losses and for benefits and claims increased by $235 million to $59 million, primarily attributable to lower loan loss reserve releases due to growth in the Corporate portfolio. Net credit losses also grew by $110 million to $152 million.

2Q11 YTD vs. 2Q10 YTD

        Revenues, net of interest expense, were $11.5 billion, a decrease of 18% as compared to the prior-year period, primarily driven by lower fixed income markets revenues and negative CVA. Fixed income markets revenues decreased 19% to $6.9 billion (excluding CVA, net of hedges, of negative $0.1 billion and positive $0.5 billion, in the current period and prior-year period, respectively), reflecting lower results in rates and currencies, securitized products, and credit products. CVA decreased $0.6 billion to negative $0.1 billion in the current period, mainly due to the absence of gains from the widening of Citigroup spreads in the prior-year period. The decrease in S&B revenues year-over-year is due to lower fixed-income revenues and negative CVA and was partially offset by an increase in investment banking revenues, driven by higher levels of client activity.

        Operating expenses increased 4% to $7.7 billion. Excluding the impact of the U.K. bonus tax and a litigation reserve release in the first half of 2010, operating expenses grew 7%, primarily due to continued investment spending, increased business volumes, and the impact of FX translation, partially offset by productivity saves.

        Provision for credit losses and for benefits and claims increased by $114 million to a negative $130 million, primarily due to net credit losses related to specific write-offs in the current period and the absence of one-time recoveries that were realized in the prior-year period. The net loan loss reserve release, including provisions for unfunded lending commitments, grew by $99 million to $486 million.

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

	Second Quarter			Six Months
In millions of dollars	2011	2010	% Change	2011	2010	% Change
Net interest revenue	$1,470	$1,398	5%	$2,900	$2,786	4%
Non-interest revenue	1,193	1,104	8	2,313	2,153	7

Total revenues, net of interest expense	$2,663	$2,502	6%	$5,213	$4,939	6%
Total operating expenses	1,389	1,179	18	2,706	2,339	16
Provisions (releases) for credit losses and for benefits and claims	25	(34)	NM	32	(51)	NM

Income before taxes and noncontrolling interests	$1,249	$1,357	(8)%	$2,475	$2,651	(7)%
Income taxes	376	429	(12)	757	788	(4)
Income from continuing operations	873	928	(6)	1,718	1,863	(8)
Net income attributable to noncontrolling interests	5	5	—	9	10	(10)

Net income	$868	$923	(6)%	$1,709	$1,853	(8)%

Average assets (in billions of dollars)	$129	$99	30%	$125	$99	26%
Return on assets	2.70%	3.74%		2.76%	3.77%

Revenues by region
North America	$609	$636	(4)%	$1,219	$1,275	(4)%
EMEA	898	848	6	1,734	1,681	3
Latin America	428	356	20	836	700	19
Asia	728	662	10	1,424	1,283	11

Total revenues	$2,663	$2,502	6%	$5,213	$4,939	6%

Income from continuing operations by region
North America	$137	$158	(13)%	$250	$319	(22)%
EMEA	289	320	(10)	567	623	(9)
Latin America	157	154	2	327	306	7
Asia	290	296	(2)	574	615	(7)

Total net income from continuing operations	$873	$928	(6)%	$1,718	$1,863	(8)%

Key indicators (in billions of dollars)
Average deposits and other customer liability balances	$365	$320	14%	$360	$320	13%
EOP assets under custody(1) (in trillions of dollars)	13.5	11.3	19

(1)
Includes assets under custody, assets under trust and assets under administration.

NM    Not meaningful

2Q11 vs. 2Q10

        Revenues, net of interest expense grew 6% to $2.7 billion, as improvement in fees and increased customer liability balances in both the TTS and SFS businesses more than offset spread compression. Asset growth was driven by trade loans, with average trade assets up 70% from the prior-year period. Average deposits grew 14% year-over-year to $365 billion with a favorable shift to core operating balances. Assets under custody were up 19% to $13.5 billion as a result of market and client activity.

        Treasury and Trade Solutions revenue increased 6% to $1.9 billion, driven primarily by growth in the trade and commercial cards businesses, partially offset by spread compression.

        Securities and Fund Services revenues increased 6% to $741 million, driven by growth in custody and securities lending on new client mandates as well as market activity.

        Operating expenses increased 18% to $1.4 billion, related primarily to higher business volumes and increased investment spending required to support future business growth, as well as the impact of FX translation.

        Provisions for credit losses and for benefits and claims increased by $59 million to a positive $25 million, primarily attributable to a reserve release in the prior-year period compared to a build of $26 million in the current period, reflecting growth in trade finance.

2Q11 YTD vs. 2Q10 YTD

        Revenues, net of interest expense grew 6% to $5.2 billion, as improvement in fees and increased customer liability balances in both the TTS and SFS businesses more than offset spread compression.

        Treasury and Trade Solutions revenue increased 5% to $3.8 billion, driven primarily by growth in the trade and commercial cards businesses, partially offset by spread compression.

        Securities and Fund Services revenues increased 8% to $1.5 billion, driven by higher volumes and client activity.

        Operating expenses increased 16% to $2.7 billion, related to higher business volumes and increased investment spending required to support future business growth, as well as the impact of FX translation.

        Provisions for credit losses and for benefits and claims increased by $83 million to a positive $32 million, primarily attributable to a reserve release in the prior-year period.

 CITI HOLDINGS

        Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. Citi Holdings consists of the following: Brokerage and Asset Management, Local Consumer Lending and Special Asset Pool.Consistent with its strategy, Citi intends to continue to exit these businesses as quickly as practicable in an economically rational manner. To date, the decrease in Citi Holdings assets has been primarily driven by asset sales and business dispositions, as well as portfolio run-off and pay-downs. Asset levels have also been impacted, and will continue to be impacted, by charge-offs and revenue marks, when appropriate.

        During the second quarter of 2011, the assets in Citi Holdings declined by approximately $29 billion, composed of nearly $21 billion of asset sales and business dispositions, over $7 billion of net run-off and pay-downs and approximately $1 billion of net cost of credit and net asset marks. As previously disclosed, Citi's ability to continue to decrease the assets in Citi Holdings through the methods discussed above, including sales and dispositions, may not occur at the same pace or level as in the past.

        Citi Holdings' GAAP assets of approximately $308 billion at June 30, 2011 have been reduced by approximately $157 billion from June 30, 2010 and $519 billion from the peak in the first quarter of 2008. Citi Holdings represented approximately 16% of Citi's assets as of June 30, 2011, while Citi Holdings' risk-weighted assets of approximately $281 billion at June 30, 2011 represented approximately 28% of Citi's risk-weighted assets as of such date.

	Second Quarter			Six Months
In millions of dollars	2011	2010	% Change	2011	2010	% Change
Net interest revenue	$2,652	$3,971	(33)%	$5,282	$8,346	(37)%
Non-interest revenue	1,359	948	43	2,012	3,123	(36)

Total revenues, net of interest expense	$4,011	$4,919	(18)%	$7,294	$11,469	(36)%

Provisions for credit losses and for benefits and claims
Net credit losses	$2,995	$4,998	(40)%	$6,945	$10,239	(32)%
Credit reserve build (release)	(1,057)	(800)	(32)	(3,169)	(460)	NM

Provision for loan losses	$1,938	$4,198	(54)%	$3,776	$9,779	(61)%
Provision for benefits and claims	193	185	4	409	428	(4)
Provision (release) for unfunded lending commitments	(8)	(45)	82	13	(71)	NM

Total provisions for credit losses and for benefits and claims	$2,123	$4,338	(51)%	$4,198	$10,136	(59)%

Total operating expenses	$2,204	$2,435	(9)%	$4,223	5,008	(16)%

Loss from continuing operations before taxes	$(316)	$(1,854)	83%	$(1,127)	$(3,675)	69%
Benefits for income taxes	(148)	(650)	77	(412)	(1,596)	74

Loss from continuing operations	$(168)	$(1,204)	86%	$(715)	$(2,079)	66%
Net income attributable to noncontrolling interests	50	8	NM	111	19	NM

Citi Holdings net loss	$(218)	$(1,212)	82%	$(826)	$(2,098)	61%

Balance sheet data (in billions of dollars)
Total EOP assets	$308	$465	(34)%

Total EOP deposits	$73	$82	(11)%

NM    Not meaningful

BROKERAGE AND ASSET MANAGEMENT

        Brokerage and Asset Management (BAM), which constituted approximately 9% of Citi Holdings by assets as of June 30, 2011, consists of Citi's global retail brokerage and asset management businesses. At June 30, 2011, BAM had approximately $27 billion of assets, primarily consisting of Citi's investment in, and assets related to, the Morgan Stanley Smith Barney joint venture (MSSB JV). As more fully described in Forms 8-K filed with the SEC on January 14, 2009 and June 3, 2009, Morgan Stanley has options to purchase Citi's remaining stake in the MSSB JV over three years starting in 2012.

	Second Quarter			Six Months
In millions of dollars	2011	2010	% Change	2011	2010	% Change
Net interest revenue (expense)	$(44)	$(71)	38%	$(90)	$(136)	34%
Non-interest revenue	91	212	(57)	274	617	(56)

Total revenues, net of interest expense	$47	$141	(67)%	$184	$481	(62)%

Total operating expenses	$230	$267	(14)%	$404	$540	(25)%

Net credit losses	$—	$1	(100)%	$1	$12	(92)%
Credit reserve build (release)	(2)	(3)	33	(3)	(10)	70
Provision (release)for unfunded lending commitments	1	(6)	NM	1	(6)	NM
Provision for benefits and claims	9	9	—	17	18	(6)

Provisions for credit losses and for benefits and claims	$8	$1	NM	$16	$14	14%

Income (loss) from continuing operations before taxes	$(191)	$(127)	(50)%	$(236)	$(73)	NM
(Benefits) for taxes	(91)	(33)	NM	(126)	(55)	NM

Income (loss) from continuing operations	$(100)	$(94)	(6)%	$(110)	$(18)	NM
Net income attributable to noncontrolling interests	1	7	(86)	3	2	50%

Net income (loss)	$(101)	$(101)	—%	$(113)	$(20)	NM

EOP assets (in billions of dollars)	$27	$30	(10)%
EOP deposits (in billions of dollars)	55	57	(4)

NM    Not meaningful

2Q11 vs. 2Q10

        Revenues, net of interest expense decreased 67% to $47 million versus the prior-year period, mainly driven by lower revenues from the MSSB JV, given the continued challenging market environment and the impact of the increased FDIC assessment in the current quarter.

        Operating expenses decreased 14% to $230 million from the prior-year period, mainly driven by the sale of the Citi private equity business which was partially offset by higher legal expenses.

        Provisions for credit losses and for benefits and claims increased to $8 million, compared to $1 million in the prior-year period, mainly due to lower credit losses.

        Assets decreased 10% versus the prior-year period to $27 billion, mostly driven by the sale of the Citi private equity business and the run-off of tailored loan portfolios.

2Q11 YTD vs. 2Q10 YTD

        Revenues, net of interest expense, decreased 62% to $184 million, primarily driven by the sale of the Habitat and Colfondos businesses (including a $78 million pretax gain on sale related to the transactions) in the first quarter of 2010 and lower revenues from the MSSB JV.

        Operating expenses decreased 25% to $404 million from the prior-year period, primarily driven by the sale of the Colfondos and the Citi private equity businesses, which were partially offset by higher legal expenses.

        Provisions for credit losses and for benefits and claims increased 14% to $16 million, due to lower reserve releases.

LOCAL CONSUMER LENDING

        Local Consumer Lending (LCL), which constituted approximately 74% of Citi Holdings assets as of June 30, 2011, includes a portion of Citigroup's North American mortgage business, retail partner cards, CitiFinancial North America (consisting of the OneMain and CitiFinancial Servicing businesses), student and auto loans, Citi's remaining interest in Primerica and other local Consumer finance businesses globally (including Western European cards and retail banking and Japan Consumer Finance). At June 30, 2011, LCL had approximately $228 billion of assets (approximately $205 billion in North America). The North American assets consist of residential mortgages (residential first mortgages and home equity loans), retail partner card loans, personal loans, commercial real estate, and other consumer loans and assets. Approximately $116 billion of assets in LCL consisted of North America mortgages in Citi's CitiMortgage and CitiFinancial operations.

	Second Quarter			Six Months
In millions of dollars	2011	2010	% Change	2011	2010	% Change
Net interest revenue	$2,831	$3,688	(23)%	$5,448	$7,708	(29)%
Non-interest revenue	118	518	(77)	654	1,168	(44)

Total revenues, net of interest expense	$2,949	$4,206	(30)%	$6,102	$8,876	(31)%

Total operating expenses	$1,879	$2,039	(8)%	$3,642	$4,204	(13)%

Net credit losses	$2,776	$4,535	(39)%	$6,055	$9,473	(36)%
Credit reserve build (release)	(664)	(421)	(58)	(1,774)	(35)	NM
Provision for benefits and claims	184	176	5	392	410	(4)

Provisions for credit losses and for benefits and claims	$2,296	$4,290	(46)%	$4,673	$9,848	(53)%

Loss from continuing operations before taxes	$(1,226)	$(2,123)	42%	$(2,213)	$(5,176)	57%
Benefits for income taxes	(480)	(897)	46	(868)	(2,121)	59

Loss from continuing operations	$(746)	$(1,226)	39%	$(1,345)	$(3,055)	56%
Net income attributable to noncontrolling interests	—	7	(100)	—	7	(100)

Net loss	$(746)	$(1,233)	39%	$(1,345)	$(3,062)	56%

Average assets (in billions of dollars)	$233	$333	(30)%	$240	$344	(30)%

Net credit losses as a percentage of average loans	5.43%	6.03%

NM    Not meaningful

2Q11 vs. 2Q10

        Revenues, net of interest expense, declined 30% to $2.9 billion from the prior-year period, driven by continued declining loan balances. Net interest revenue decreased 23% to $2.8 billion, driven by lower balances due to portfolio run-off, asset sales and divestitures. Non-interest revenue declined 77% to $118 million, primarily due to lower net servicing revenues in real estate lending and a markdown of Citi's equity investment in Primerica.

        Operating expenses declined 8% to $1.9 billion, due to the continued impact of divestitures, lower volumes and re-engineering benefits, offset by higher legal and related regulatory expenses in the current quarter.

        Provisions for credit losses and for benefits and claims decreased 46% to $2.3 billion from the prior quarter, reflecting a decline in net credit losses of $1.8 billion and an increase in loan loss reserve release of $243 million. The year-over-year decline in net credit losses was primarily driven by U.S. retail partner cards and real estate lending.

        Average assets declined 30% to $233 million versus the prior-year period, primarily driven by the continued impact of asset sales and portfolio run-off.

2Q11 YTD vs. 2Q10 YTD

        Revenues, net of interest expense, decreased 31% to $6.1 billion from the prior-year period, driven by continued declining loan balances. Net interest revenue decreased 29% to $5.4 billion, driven by the impact of lower balances due to portfolio run-off and asset sales. Non-interest revenue declined 44% to $654 million, due to the continued impact of divestitures and lower net servicing revenues in real estate lending.

        Operating expenses decreased 13% to $3.6 billion, primarily due to the continued impact of divestitures, lower volumes and re-engineering actions, offset by higher legal and related regulatory expenses in the current period.

        Provisions for credit losses and for benefits and claims decreased 53% to $4.7 billion, reflecting a net $1.8 billion reserve release in the first half of 2011 compared to a smaller release in the first half of 2010, driven by higher releases in U.S. retail partner cards and CitiFinancial North America. Net credit losses declined by $3.4 billion, primarily due to credit improvements in the U.S. retail partner cards and real estate lending businesses.

SPECIAL ASSET POOL

        Special Asset Pool (SAP) had approximately $53 billion of assets as of June 30, 2011, which constituted approximately 17% of Citi Holdings assets as of such date. SAP consists of a portfolio of securities, loans and other assets that Citigroup intends to continue to reduce over time through asset sales and portfolio run-off. SAP assets have declined by approximately $275 billion, or 84%, from peak levels in 2007, reflecting cumulative write-downs, asset sales and portfolio run-off.

	Second Quarter			Six Months
In millions of dollars	2011	2010	% Change	2011	2010	% Change
Net interest revenue (expense)	$(135)	$354	NM	$(76)	$774	NM
Non-interest revenue	1,150	218	NM	1,084	1,338	(19)%

Revenues, net of interest expense	$1,015	$572	77%	$1,008	$2,112	(52)%

Total operating expenses	$95	$129	(26)%	$177	$264	(33)%

Net credit losses	$219	$462	(53)%	$889	$754	18%
Provision (releases) for unfunded lending commitments	(9)	(39)	77	12	(65)	NM
Credit reserve builds (releases)	(391)	(376)	(4)	(1,392)	(415)	NM

Provisions for credit losses and for benefits and claims	$(181)	$47	NM	$(491)	$274	NM

Income from continuing operations before taxes	$1,101	$396	NM	$1,322	$1,574	(16)%
Income taxes	423	280	51%	582	580	—

Net income from continuing operations	$678	$116	NM	$740	$994	(26)%
Net income (loss) attributable to noncontrolling interests	49	(6)	NM	108	10	NM

Net income	$629	$122	NM	$632	$984	(36)%

EOP assets (in billions of dollars)	$53	$112	(53)%

NM    Not meaningful

2Q11 vs. 2Q10

        Revenues, net of interest expense increased 77% to $1.0 billion as compared to the prior-year period, primarily in non-interest revenue. This increase was primarily driven by approximately $511 million (pretax) of gains realized in the second quarter of 2011 from the sale of the previously-disclosed approximately $12.7 billion of securities which were transferred out of Investments held-to-maturity during the first quarter of 2011. The increase was also due to the absence of negative revenues of approximately $176 million as a result of the reclassification of assets in held-to-maturity to available-for-sale recorded in the prior-year period. Net interest expense decreased to $135 million, compared to net interest revenues of $354 million in the prior-year period, primarily due to the continued decline in interest-earning SAP assets. Citi expects Net interest revenue in SAP to continue to remain under pressure as the overall level of assets, including higher-yielding assets, continues to decline. Non-interest revenue increased to $1.2 billion, compared to $218 million in the prior-year period. This increase was primarily due to the realized gain from the sale of securities mentioned above.

        Operating expenses decreased 26% to $95 million, mainly driven by lower volumes.

        Provisions for credit losses and for benefits and claims was a negative $181 million, compared to $47 million in the prior-year period, driven by lower net credit losses.

        Assets declined 53% to $53 billion versus the prior-year period, primarily due to continued asset sales, amortization and prepayments.

2Q11 YTD vs. 2Q10 YTD

        Revenues, net of interest expense, decreased 52% to $1.0 billion, primarily due to lower net interest revenue, primarily reflecting the continued decline in interest-earning assets.

        Operating expenses decreased 33% to $177 million, mainly driven by a decrease in transaction expenses, compensation expenses and lower volumes.

        Provisions for credit losses and for benefits and claims decreased $765 million to a negative $491 million, primarily driven by an increase in the net loan loss reserve release, including the provision for unfunded lending commitments of $900 million in the current year-to-date period, partially offset by a $135 million increase in net credit losses versus the prior-year period.

        The following table provides details of the composition of SAP assets as of June 30, 2011.

	Assets within Special Asset Pool as of June 30, 2011
In billions of dollars	Carrying value of assets	Face value	Carrying value as % of face value
Securities in available-for-sale (AFS)
Corporates	$4.4	$4.4	100%
Auction rate securities (ARS)	1.6	2.0	80
Other securities	0.1	0.1	62

Total securities in AFS	$6.1	$6.5	93%

Securities in held-to-maturity (HTM)
Prime and non-U.S. MBS	$4.7	$5.7	84%
Alt-A mortgages	4.0	7.0	53
Corporates	2.4	2.5	97
Other securities(1)	2.1	2.6	82

Total securities in HTM	$13.3	$17.7	73%

Loans, leases and letters of credit (LCs) in held-for-investment (HFI)/held-for-sale (HFS)(2)
Corporates	$4.1	$4.3	95%
Commercial real estate (CRE)	2.3	2.3	99
Other(3)	1.2	1.1	107
Loan loss reserves	(0.6)	—	NM

Total loans, leases and LCs in HFI/HFS	$6.9	$7.7	90%

Mark to market (trading)
Subprime securities	$0.1	$2.1	5%
Other securities(4)	4.4	17.5	25
Derivatives	4.2	NM	NM
Loans, leases and LCs	2.2	2.8	78
Repurchase agreements	2.4	NM	NM

Total mark to market (trading)	$13.3	NM	NM

Highly leveraged finance commitments	$0.5	$0.6	77%
Equities (excludes ARS in AFS)	7.3	NM	NM
Consumer and other(5)	5.9	NM	NM

Total	$53.2

(1)
Includes assets previously held by structured investment vehicles (SIVs) ($1.9 billion of asset-backed securities, collateralized debt obligations (CDOs)/collateralized loan obligations (CLOs) and government bonds).

(2)
HFS accounts for approximately $1.1 billion of the total.

(3)
Includes $0.1 billion of subprime assets and $0.3 billion of leases.

(4)
Includes $0.4 billion of equities, $0.8 billion of Corporate securities, $2.2 billion of ARS, $0.4 billion of subprime and $0.3 billion of CLOs.

(5)
Includes $1.1 billion of small business banking and finance loans and $0.8 billion of personal loans.

Excludes Discontinued Operations.

Totals may not sum due to rounding.

NM    Not meaningful

Note: Assets previously held by the Citi-advised SIVs have been allocated to the corresponding asset categories above. SAP had total CRE exposures of $4.4 billion at June 30, 2011, which included unfunded commitments of $1.5 billion. SAP had total subprime assets of $1.1 billion at June 30, 2011, including assets of $0.6 billion of subprime-related direct exposures and $0.5 billion of trading account positions, which includes securities purchased from CDO liquidations.

 CORPORATE/OTHER

        Corporate/Other includes global staff functions (including finance, risk, human resources, legal and compliance) and other corporate expense, global operations and technology, unallocated Corporate Treasury and Corporate items. At June 30, 2011, this segment had approximately $269 billion of assets, or 14% of Citigroup's total assets, consisting primarily of Citi's liquidity portfolio, including $78 billion of cash and deposits with banks and $130 billion of liquid available-for-sale securities.

	Second Quarter		Six Months
In millions of dollars	2011	2010	2011	2010
Net interest revenue (expense)	$(50)	$276	$(39)	$542
Non-interest revenue	313	387	241	470

Total revenues, net of interest expense	$263	$663	$202	$1,012

Total operating expenses	$670	$255	$1,376	$605
Provisions for loan losses and for benefits and claims	(1)	—	—	1

Income (loss) from continuing operations before taxes	$(406)	$408	$(1,174)	$406
Provision (benefits) for income taxes	(238)	215	(489)	178

Income (loss) from continuing operations	$(168)	$193	$(685)	$228
Income (loss) from discontinued operations, net of taxes	71	(3)	111	208

Net income (loss) before attribution of noncontrolling interests	$(97)	$190	$(574)	$436
Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net Income (loss)	$(97)	$190	$(574)	$436

2Q11 vs. 2Q10

        Revenues, net of interest expense declined by $400 million to $263 million, primarily due to lower net investment yields in Corporate Treasury and the impact of hedging activities, partially offset by a gain on the sale of a portion of Citi's holdings in the Housing Development Finance Corp (HDFC) during the current quarter (approximately $200 million pretax). Given the size of Citi's current liquidity portfolio (see "Capital Resources and Liquidity—Funding and Liquidity" below), lower net investment yields can have a material impact on overall Citigroup revenues.

        Operating Expenses increased by $415 million to $670 million, primarily due to legal and related costs.

2Q11 YTD vs. 2Q10 YTD

        Revenues, net of interest expense declined $810 million to $202 million, primarily due to lower net investment yields in Corporate Treasury and the impact of hedging activities, partially offset by the gain on sale of the HDFC stake.

        Operating Expenses increased $771 million to $1.4 billion, primarily due to legal and related costs.

SEGMENT BALANCE SHEET AT JUNE 30, 2011

In millions of dollars	Regional Consumer Banking	Institutional Clients Group	Subtotal Citicorp	Citi Holdings	Corporate/Other, Discontinued Operations and Consolidating Eliminations	Total Citigroup Consolidated
Assets
Cash and due from banks	$7,571	$18,807	$26,378	$1,124	$264	$27,766
Deposits with banks	9,096	65,366	74,462	3,983	77,736	156,181
Federal funds sold and securities borrowed or purchased under agreements to resell	899	278,947	279,846	4,130	—	283,976
Brokerage receivables	4	28,602	28,606	10,857	1,232	40,695
Trading account assets	12,825	296,799	309,624	12,725	—	322,349
Investments	34,365	102,618	136,983	36,392	136,199	309,574
Loans, net of unearned income
Consumer	243,464	—	243,464	199,580	—	443,044
Corporate	—	196,535	196,535	7,921	—	204,456

Loans, net of unearned income	$243,464	$196,535	$439,999	$207,501	—	$647,500
Allowance for loan losses	(11,813)	(2,909)	(14,722)	(19,640)	—	(34,362)

Total loans, net	$231,651	$193,626	$425,277	$187,861	$—	$613,138
Goodwill	11,053	11,071	22,124	4,497	—	26,621
Intangible assets (other than MSRs)	2,165	919	3,084	4,052	—	7,136
Mortgage servicing rights (MSRs)	2,127	81	2,208	2,050	—	4,258
Other assets	32,332	39,020	71,352	40,212	53,368	164,932

Total assets	$344,088	$1,035,856	$1,379,944	$307,883	$268,799	$1,956,626

Liabilities and equity
Total deposits	$315,854	$472,086	$787,940	$73,304	$5,066	$866,310
Federal funds purchased and securities loaned or sold under agreements to repurchase	7,419	196,423	203,842	1	—	203,843
Brokerage payables	3	54,913	54,916	2	2,327	57,245
Trading account liabilities	29	150,597	150,626	1,681	—	152,307
Short-term borrowings	270	53,986	54,256	868	17,765	72,889
Long-term debt	3,269	70,947	74,216	11,754	266,488	352,458
Other liabilities	17,339	23,441	40,780	9,876	22,273	72,929
Net inter-segment funding (lending)	(95)	13,463	13,368	210,397	(223,765)	—
Total Citigroup stockholders' equity	—	—	—	—	176,364	176,364
Noncontrolling interest	—	—	—	—	2,281	2,281

Total equity	—	—	—	—	178,645	178,645

Total liabilities and equity	$344,088	$1,035,856	$1,379,944	$307,883	$268,799	$1,956,626

        The supplemental information presented above reflects Citigroup's consolidated GAAP balance sheet by reporting segment as of June 30, 2011. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors' understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationship of the asset and liability dynamics of the balance sheet components among Citi's business segments.

 CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Citi generates capital through earnings from its operating businesses. However, Citi may augment its capital through issuances of common stock, convertible preferred stock, preferred stock and equity issued through awards under employee benefit plans. Citi has also augmented its regulatory capital through the issuance of subordinated debt underlying trust preferred securities, although the treatment of such instruments as regulatory capital will be phased out under Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (see "Capital Resources and Liquidity—Capital Resources—Regulatory Capital Standards Developments" and the "Risk Factors" section of Citi's 2010 Annual Report on Form 10-K). Further, the impact of future events on Citi's business results, such as corporate and asset dispositions, as well as changes in regulatory and accounting standards may also affect Citi's capital levels.

        Capital is used primarily to support assets in Citi's businesses and to absorb market, credit or operational losses. Capital may be used for other purposes, such as to pay dividends or repurchase common stock. However, Citi's ability to pay regular quarterly cash dividends of more than $0.01 per share, or to redeem or repurchase equity securities or trust preferred securities, is currently restricted (which such restriction may be waived) due to Citi's agreements with certain U.S. government entities, generally for so long as the U.S. government continues to hold any Citi trust preferred securities acquired in connection with the exchange offers consummated in 2009. In the second quarter of 2011, Citigroup reinstated a quarterly dividend on its common stock of $0.01 per share.

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

        To be "well capitalized" under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10% and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. The following table sets forth Citigroup's regulatory capital ratios as of June 30, 2011 and December 31, 2010:

Citigroup Regulatory Capital Ratios

At period end	Jun. 30, 2011	Dec. 31, 2010
Tier 1 Common	11.62%	10.75%
Tier 1 Capital	13.55	12.91
Total Capital (Tier 1 Capital + Tier 2 Capital)	17.18	16.59
Leverage ratio	7.05	6.60

        As noted in the table above, Citigroup was "well capitalized" under the current federal bank regulatory agency definitions as of June 30, 2011 and December 31, 2010.

Components of Capital Under Regulatory Guidelines

In millions of dollars	June 30, 2011	December 31, 2010
Tier 1 Common
Citigroup common stockholders' equity	$176,052	$163,156
Less: Net unrealized losses on securities available-for-sale, net of tax(1)	(603)	(2,395)
Less: Accumulated net losses on cash flow hedges, net of tax	(2,567)	(2,650)
Less: Pension liability adjustment, net of tax(2)	(4,065)	(4,105)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in own credit worthiness, net of tax(3)	243	164
Less: Disallowed deferred tax assets(4)	35,392	34,946
Less: Intangible assets:
Goodwill	26,621	26,152
Other disallowed intangible assets	5,023	5,211
Other	(649)	(698)

Total Tier 1 Common	$115,359	$105,135

Qualifying perpetual preferred stock	$312	$312
Qualifying mandatorily redeemable securities of subsidiary trusts	15,949	18,003
Qualifying noncontrolling interests	965	868
Other	1,875	1,875

Total Tier 1 Capital	$134,460	$126,193

Tier 2 Capital
Allowance for credit losses(5)	$12,716	$12,627
Qualifying subordinated debt(6)	22,449	22,423
Net unrealized pretax gains on available-for-sale equity securities(1)	851	976

Total Tier 2 Capital	$36,016	$36,026

Total Capital (Tier 1 Capital and Tier 2 Capital)	$170,476	$162,219

Risk-weighted assets (RWA)(7)	$992,567	$977,629

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

(4)
Of Citi's approximately $51 billion of net deferred tax assets at June 30, 2011, approximately $12 billion of such assets were includable without limitation in regulatory capital pursuant to risk-based capital guidelines, while approximately $35 billion of such assets exceeded the limitation imposed by these guidelines and, as "disallowed deferred tax assets," were deducted in arriving at Tier 1 Capital. Citigroup's approximately $4 billion of other net deferred tax assets primarily represented approximately $1 billion of deferred tax effects of unrealized gains and losses on available-for-sale debt securities and approximately $3 billion of deferred tax effects of the pension liability adjustment, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

(5)
Includable up to 1.25% of risk-weighted assets. Any excess allowance for credit losses is deducted in arriving at risk-weighted assets.

(6)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(7)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $63.9 billion for interest rate, commodity and equity derivative contracts, foreign exchange contracts, and credit derivatives as of June 30, 2011, compared with $62.1 billion as of December 31, 2010. Market risk equivalent assets included in risk-weighted assets amounted to $46.4 billion at June 30, 2011 and $51.4 billion at December 31, 2010. Risk-weighted assets also include the effect of certain other off-balance-sheet exposures, such as unused lending commitments and letters of credit, and reflect deductions such as certain intangible assets and any excess allowance for credit losses.

Common Stockholders' Equity

        Citigroup's common stockholders' equity increased during the six months ended June 30, 2011 by $12.9 billion to $176.1 billion, and represented 9% of total assets as of June 30, 2011. The table below summarizes the change in Citigroup's common stockholders' equity during the first six months of 2011:

In billions of dollars
Common stockholders' equity, December 31, 2010	$163.2
Citigroup's net income(1)	6.3
Employee benefit plans and other activities(2)	0.6
Conversion of ADIA Upper DECs equity units purchase contract to common stock	1.9
Net change in accumulated other comprehensive income (loss), net of tax(1)	4.1

Common stockholders' equity, June 30, 2011	$176.1

(1)
Numbers reflect the net impact of the transfer of certain assets in SAP from Investments held-to-maturity to Trading account assets during the first six months of 2011. See "Citi Holdings—Special Asset Pool" above and Note 11 to the Consolidated Financial Statements.

(2)
As of June 30, 2011, $6.7 billion of stock repurchases remained under Citi's authorized repurchase programs. No material repurchases were made in the first six months of 2011 and the year ended December 31, 2010.

Tangible Common Equity and Tangible Book Value Per Share

        Tangible common equity (TCE), as defined by Citigroup, represents Common equity less Goodwill, Intangible assets (other than Mortgage Servicing Rights (MSRs)), and related net deferred tax assets. Other companies may calculate TCE in a manner different from that of Citigroup. Citi's TCE was $142.2 billion at June 30, 2011 and $129.4 billion at December 31, 2010.

        The TCE ratio (TCE divided by risk-weighted assets) was 14.3% at June 30, 2011 and 13.2% at December 31, 2010.

        TCE and tangible book value per share, as well as related ratios, are capital adequacy metrics used and relied upon by investors and industry analysts; however, they are non-GAAP financial measures for SEC purposes. A reconciliation of Citigroup's total stockholders' equity to TCE and book value per share to tangible book value per share, follows:

In millions at period end, except ratios and per share data	Jun. 30, 2011	Dec. 31, 2010
Total Citigroup stockholders' equity	$176,364	$163,468
Less:
Preferred stock	312	312

Common equity	$176,052	$163,156
Less:
Goodwill	26,621	26,152
Intangible assets (other than MSRs)	7,136	7,504
Related net deferred tax assets	50	56

Tangible common equity (TCE)	$142,245	$129,444

Tangible assets
GAAP assets	$1,956,626	$1,913,902
Less:
Goodwill	26,621	26,152
Intangible assets (other than MSRs)	7,136	7,504
Related deferred tax assets	355	359

Tangible assets (TA)	$1,922,514	$1,879,887

Risk-weighted assets (RWA)	$992,567	$977,629

TCE/TA ratio	7.40%	6.89%

TCE/RWA ratio	14.33%	13.24%

Common shares outstanding (CSO)	2,917.9	2,905.8

Book value per share (common equity/CSO)	$60.34	$56.15

Tangible book value per share (TCE/CSO)	$48.75	$44.55

Capital Resources of Citigroup's Depository Institutions

        Citigroup's U.S. subsidiary depository institutions are also subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the guidelines of the Federal Reserve Board.

        The following table sets forth the capital ratios of Citibank, N.A., Citi's primary subsidiary depository institution, as of June 30, 2011 and December 31, 2010:

Citibank, N.A. Components of Capital and Ratios Under Regulatory Guidelines

In billions of dollars at period end, except ratios	Jun. 30, 2011	Dec. 31, 2010
Tier 1 Common	$100.3	$103.9
Tier 1 Capital	101.0	104.6
Total Capital (Tier 1 Capital + Tier 2 Capital)	114.3	117.7

Tier 1 Common ratio	14.07%	15.07%
Tier 1 Capital ratio	14.18	15.17
Total Capital ratio	16.05	17.06
Leverage ratio	8.63	8.88

        The change in the ratios above reflect the impact of a dividend paid by Citibank, N.A. to Citigroup during the second quarter of 2011.

Impact of Changes on Capital Ratios

        The following table presents the estimated sensitivity of Citigroup's and Citibank, N.A.'s capital ratios to changes of $100 million in Tier 1 Common, Tier 1 Capital or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator), based on financial information as of June 30, 2011. This information is provided for the purpose of analyzing the impact that a change in Citigroup's or Citibank, N.A.'s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Leverage ratio
	Impact of $100 million change in Tier 1 Common	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average total assets
Citigroup	1.0 bps	1.2 bps	1.0 bps	1.4 bps	1.0 bps	1.7 bps	0.5 bps	0.4 bps

Citibank, N.A.	1.4 bps	2.0 bps	1.4 bps	2.0 bps	1.4 bps	2.3 bps	0.9 bps	0.7 bps

Broker-Dealer Subsidiaries

        At June 30, 2011, Citigroup Global Markets Inc., a broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc., had net capital, computed in accordance with the SEC's net capital rule, of $7.0 billion, which exceeded the minimum requirement by $6.3 billion.

        In addition, certain of Citi's other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup's broker-dealer subsidiaries were in compliance with their capital requirements at June 30, 2011.

Regulatory Capital Standards Developments

        The prospective regulatory capital standards for financial institutions are currently subject to significant debate, rulemaking activity and uncertainty both in the U.S. and internationally. For a discussion of these developments, see "Capital Resources and Liquidity—Capital Resources—Regulatory Capital Standards Developments" in Citi's 2010 Annual Report on Form 10-K.

        In addition, in July 2011, the Basel Committee on Banking Supervision (Basel Committee) issued a proposal setting forth measures for global systemically important banks (G-SIBs), including the methodology for assessing global systemic importance, the related additional loss absorbency capital requirements, and the phase-in period regarding such requirements.

        Based on Citi's understanding of the Basel Committee's proposal, the methodology for assessing G-SIBs would be based principally on quantitative measurement indicators comprising five, equally weighted, broad categories: size, cross-jurisdictional activity, interconnectedness, substitutability, and complexity. Citi would be a G-SIB under the Basel Committee's proposal. G-SIBs would be subject to a progressive minimum additional Tier 1 Common capital requirement ranging from 1% to 2.5% of risk-weighted assets, depending upon the systemic importance of each individual bank. A potential minimum additional 1% Tier 1 Common capital requirement could also be imposed on those banks assessed to be the most systemically important globally (resulting in a total minimum additional Tier 1 Common capital requirement of 3.5%).

        The higher Tier 1 Common capital requirement for G-SIBs would be phased-in, parallel with the Basel III capital conservation buffer and any countercyclical capital buffer, commencing on January 1, 2016 and becoming fully effective on January 1, 2019. Accordingly, based on Citi's current understanding, under Basel III, on a fully phased-in basis, the effective minimum Tier 1 Common ratio requirement for those banks deemed to be the most global systemically important would be at least 9.5% (consisting of the aggregate of the 4.5% stated minimum Tier 1 Common ratio requirement, the 2.5% capital conservation buffer, and the 2.5% G-SIB capital charge).

        These measures have not yet been adopted by the U.S. banking agencies.

FUNDING AND LIQUIDITY

Overview

        Citi's funding and liquidity objectives generally are to maintain liquidity to fund its existing asset base as well as grow its core businesses in Citicorp, while at the same time maintain sufficient excess liquidity, structured appropriately, so that it can operate under a wide variety of market conditions, including market disruptions for both short- and long-term periods.

        Due to various constraints that limit the free transfer of liquidity between Citi-affiliated entities (as discussed below), Citigroup's primary liquidity objectives are established by entity, and in aggregate, across:

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

        As referenced above, Citigroup works to ensure that the structural tenor of these funding sources is sufficiently long in relation to the tenor of its asset base. The key goal of Citi's asset-liability management is to ensure that there is excess tenor in the liability structure so as to provide excess liquidity to fund the assets. The excess liquidity resulting from a longer-term tenor profile can effectively offset potential decreases in liquidity that may occur under stress. This excess funding is held in the form of aggregate liquidity resources, as described below.

Aggregate Liquidity Resources

	Non-bank			Significant bank entities			Total
In billions of dollars	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	March 31, 2011	June 30, 2010
Cash at major central banks	$17.5	$12.1	$24.7	$75.0	$85.5	$86.0	$92.5	$97.6	$110.7
Unencumbered liquid securities	78.7	83.4	56.8	162.4	167.6	143.4	241.1	251.0	200.2

Total	$96.2	$95.5	$81.5	$237.4	$253.1	$229.4	$333.6	$348.6	$310.9

        As noted in the table above, Citigroup's aggregate liquidity resources totaled $333.6 billion at June 30, 2011, compared with $348.6 billion at March 31, 2011 and $310.9 billion at June 30, 2010. These amounts are as of period-end, and may increase or decrease intra-period in the ordinary course of business. During the quarter ended June 30, 2011, the intra-quarter amounts did not fluctuate materially from the quarter-end amounts noted above.

        At June 30, 2011, Citigroup's non-bank "cash box" totaled $96.2 billion, compared with $95.5 billion at March 31, 2011 and $81.5 billion at June 30, 2010. This amount includes the liquidity portfolio and "cash box" held in the United States as well as government bonds and cash held by Citigroup's broker-dealer entities in the United Kingdom and Japan.

        Citigroup's bank subsidiaries had an aggregate of approximately $75.0 billion of cash on deposit with major central banks (including the U.S. Federal Reserve Bank, European Central Bank, Bank of England, Swiss National Bank, Bank of Japan, the Monetary Authority of Singapore and the Hong Kong Monetary Authority) at June 30, 2011, compared with $85.5 billion at March 31, 2011 and $86 billion at June 30, 2010.

        Citigroup's bank subsidiaries also have significant additional liquidity resources through unencumbered highly liquid government and government-backed securities. These securities are available for sale or secured funding through private markets or by pledging to the major central banks. The liquidity value of these liquid securities was $162.4 billion at June 30, 2011, compared with $167.6 billion at March 31, 2011 and $143.4 billion at June 30, 2010. In addition to these highly liquid securities, Citigroup's bank subsidiaries also maintain additional unencumbered securities and loans, which are currently pledged to the U.S. Federal Home Loan Banks (FHLB) and the U.S. Federal Reserve Bank's discount window. As shown in the table above, overall, bank liquidity was down modestly at June 30, 2011, as compared to the first quarter of 2011, as Citi deployed some of its excess bank liquidity into loan growth.

        Citi has been monitoring the potential impact on its liquidity and funding resulting from the issues surrounding the level of U.S. government debt, as well as the possible downgrade of the credit rating of U.S. government obligations by one or more rating agencies. These issues have created a significant amount of uncertainty, not just for Citi but for financial institutions, businesses, consumers and the markets generally, which has been compounded by the continued uncertainty resulting from certain European sovereign issues.

        While the impact of these issues remains uncertain, as set forth in the table above, Citi has a significant amount of liquidity resources available to it as of June 30, 2011. In addition, as a result of its global business model, Citi believes its liquidity base is well-diversified. The $241.1 billion of unencumbered liquid securities set forth in the table above includes liquid U.S. Treasury and agency securities, foreign government securities, foreign government guaranteed securities and securities purchased under agreement to resell, or reverse repos. As of June 30, 2011, foreign government securities, foreign government guaranteed securities and foreign reverse repos comprised approximately 33% of these unencumbered liquid securities.

        Notwithstanding the above, Citi will continue to monitor these largely unprecedented issues and events and any future potential market disruptions related thereto, which could similarly negatively impact Citi's liquidity and funding.

        Citi's liquidity resources are generally transferable within the non-bank, subject to regulatory restrictions (if any) and standard legal terms. Similarly, the non-bank can generally transfer excess liquidity into Citi's bank subsidiaries, such as Citibank, N.A. In addition, Citigroup's bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-dealer in accordance with Section 23A of the Federal Reserve Act. As of June 30, 2011, the amount available for lending under Section 23A was approximately $23 billion, provided the funds are collateralized appropriately.

Deposits

        As referenced above, deposits represent the primary funding source for Citi's bank subsidiaries. As of June 30, 2011, deposits comprised approximately 78% of Citi's bank liabilities.

        Citi's deposit base stood at $866 billion at June 30, 2011, flat as compared to March 31, 2011, and up $52 billion, or 6%, as compared to June 30, 2010. The year-over-year growth in deposits was largely due to the impact of FX translation and higher deposit volumes in Transaction Services and Regional Consumer Banking.

        Deposits can be interest-bearing or non-interest bearing. Of Citi's $866 billion of deposits at June 30, 2011, $149 billion were non-interest bearing, compared to $144 billion at March 31, 2011 and $106 billion at June 30, 2010. The remainder, or $718 billion, was interest-bearing, compared to $722 billion at March 31, 2011 and $708 billion at June 30, 2010.

        While Citi's deposits have grown year-over-year, Citi's overall cost of funds on its deposits has been relatively stable. Citi's average rate on total deposits was 1.03% at June 30, 2011, compared with 0.96% at March 31, 2011 and 1.00% at June 30, 2010. Excluding the impact of the higher FDIC assessment effective beginning in the second quarter of 2011 and deposit insurance, the average rate on Citi's total deposits was 0.86% at June 30, 2011, as compared with 0.85% at March 31, 2011 and 0.88% at June 30, 2010. One factor impacting Citi's ability to maintain its relatively stable cost of funds, despite the increase in total deposits, has been the increase of non-interest bearing deposits which increased $43 billion year-over-year. However, if interest rates increase, Citi would expect to see pressure on its overall deposit rates.

        During the second quarter of 2011, Citigroup continued to focus on maintaining a geographically diverse retail and corporate deposit base. At June 30, 2011, approximately 65% of deposits were located outside of the United States.

Long-Term Debt

        Long-term debt is an important funding source, primarily for the non-bank, because of its multi-year maturity structure. At June 30, 2011, March 31, 2011 and June 30, 2010, long-term debt outstanding for Citigroup was as follows:

In billions of dollars	June 30, 2011		Mar. 31, 2011	June 30, 2010
Non-bank	$256.7		$267.4	$264.8
Bank(1)	95.8		109.1	148.5

Total(2)(3)	$352.5	(4)	$376.5	$413.3

(1)
Collateralized advances from the FHLB were approximately $16.0 billion, $17.5 billion, and $18.6 billion, respectively, at June 30, 2011, March 31, 2011 and June 30, 2010.

(2)
Long-term debt is defined as original maturities of one year or more.

(3)
Includes long-term debt related to consolidated VIEs of approximately $55.3 billion, $67.6 billion, and $101.0 billion, respectively, at June 30, 2011, March 31, 2011 and June 30, 2010.

(4)
Of this amount, approximately $50.5 billion is guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP) with approximately $12.5 billion maturing during the remainder of 2011 (approximately $7.8 billion of TLGP debt has matured during 2011 as of June 30, 2011) and approximately $38 billion maturing in 2012.

        As set forth in the table above, Citi's overall long-term debt has decreased by approximately $61 billion year-over-year. In the non-bank, the decrease has been primarily due to TLGP run-off. In the bank, the decrease also included TLGP run-off as well as the tendering of credit card securitization debt, particularly as Citi has grown its overall deposit base. Citi currently expects a continued decline in its overall long-term debt over the remainder of 2011, particularly within its bank entities.

The table below details the long-term debt issuances of Citigroup during the past five quarters:

In billions of dollars	2Q10		3Q10	4Q10		1Q11		2Q11
Total Issuances	$6.2		$9.7	$10.6		$8.1		$12.9
Structural long-term debt(1)	5.1	(2)	6.7	5.0	(3)	5.3		3.9	(4)
Local country level, FHLB and other	1.1		3.0	3.1		2.8	(5)	8.3	(5)
Secured debt and securitizations	—		—	2.5		—		0.7

(1)
Structural long-term debt is a non-GAAP measure. Citi defines "structural long-term debt" as its long-term debt (original maturities of one year or more), excluding certain structured notes, such as equity-linked and credit-linked notes, with early redemption features effective within one year. Citigroup believes that the structural long-term debt measure provides useful information to its investors as it excludes long-term debt that could in fact be redeemed by the holders thereof within one year.

(2)
Includes the issuance of $1.9 billion of senior debt pursuant to the remarketing of the second tranche of trust preferred securities held by ADIA.

(3)
Includes the issuance of $1.9 billion of senior debt pursuant to the remarketing of the third tranche of trust preferred securities held by ADIA.

(4)
Includes the issuance of $1.9 billion of senior debt pursuant to the remarketing of the fourth and final tranche of trust preferred securities held by ADIA.

(5)
Includes $0.5 billion of long-term FHLB issuance in the first quarter of 2011 and $5.5 billion in the second quarter of 2011.

        As set forth in the table above, during the first half of 2011, Citi issued approximately $9.2 billion of structural long-term debt (see note 1 to the table above). Citi continues to expect to refinance an aggregate of approximately $20 billion of its maturing long-term debt during 2011, meaning it currently anticipates approximately $11 billion of issuance during the remainder of 2011. However, Citi continually reviews its funding and liquidity needs, and may adjust its expected issuances due to market conditions or regulatory requirements, among other factors.

        The table below shows the aggregate annual maturities of Citi's long-term debt obligations:

	Expected Long-Term Debt Maturities as of June 30, 2011
In billions of dollars	2011		2012	2013	2014	2015	Thereafter	Total
Senior/subordinated debt	$44.8		$62.5	$30.3	$25.3	$16.4	$92.6	$271.9
Trust preferred securities	1.9		0.0	0.0	0.0	0.0	16.1	18.0
Securitized debt and securitizations	15.2		19.8	5.6	7.9	5.4	13.4	67.3
Local country and FHLB borrowings	20.6		7.6	8.5	3.3	1.8	7.8	49.6

Total long-term debt	$82.5	(1)	$89.9	$44.4	$36.5	$23.6	$129.9	$406.8

(1)
Includes $54.3 billion of first half of 2011 maturities.

Structural Liquidity and Cash Capital

        The structural liquidity ratio, which is defined as the sum of deposits, aggregate long-term debt and stockholders' equity as a percentage of total assets, measures whether Citi's asset base is funded by sufficiently long-dated liabilities. Citi's structural liquidity ratio was 71% at June 30, 2011, 73% at March 31, 2011 and 71% at June 30, 2010.

        Another measure of Citi's structural liquidity is cash capital. Cash capital is a more detailed measure of the ability to fund the structurally illiquid portion of Citigroup's balance sheet. Cash capital measures the amount of long-term funding—or core customer deposits, long-term debt and equity—available to fund illiquid assets. Illiquid assets generally include loans (net of securitization adjustments), securities haircuts and other assets (i.e., goodwill, intangibles, fixed assets). At June 30, 2011, both the non-bank and the aggregate bank subsidiaries had cash capital in excess of Citi's liquidity requirements. In addition, as of June 30, 2011, the non-bank maintained liquidity to meet all maturing obligations in excess of a one-year period without access to the unsecured wholesale markets.

Short-Term Borrowings

        As referenced above, Citi supplements its primary sources of funding with short-term borrowings. Short-term borrowings generally include (i) secured financing (securities loaned or sold under agreements to repurchase) and (ii) short-term borrowings consisting of commercial paper and borrowings from banks and other market participants.

Secured Financing

        Secured financing is primarily conducted through Citi's broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the trading inventory. Secured financing appears as a liability on Citi's Consolidated Balance Sheet ("Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase"). As of June 30, 2011, secured financing was $203.8 billion and averaged approximately $222 billion during the quarter. Secured financing at June 30, 2011 increased by $7.7 billion from $196.1 billion at June 30, 2010 and by $16 billion from $187.8 billion at March 31, 2011. Year-over-year, federal funds sold, reverse repos and securities borrowing (which are the source of much of Citi's secured financing activities) increased by $53.2 billion to $284.0 billion at June 30, 2011, and increased by $22.9 billion as compared to the first quarter of 2011.

        For additional information on Citi's secured financing activities, including the collateralization of such activity, see "Capital Resources and Liquidity—Funding and Liquidity" in Citigroup's 2010 Annual Report on Form 10-K.

Commercial Paper

        At June 30, 2011 and March 31, 2011, commercial paper outstanding for Citigroup's non-bank entities and bank subsidiaries, respectively, was as follows:

In millions of dollars	June 30, 2011	March 31, 2011
Commercial paper
Bank	$14,299	$15,096
Non-bank	9,345	9,481

Total	$23,644	$24,577

Other Short-Term Borrowings

        At June 30, 2011, Citi's other short-term borrowings were $49.2 billion, compared with $54.0 billion at March 31, 2011 and $56.4 billion at June 30, 2010. The average balances for the quarters were materially consistent with the quarter ending balances. This amount included $41.3 billion of borrowings from banks and other market participants, which includes borrowings from the FHLB. The average balance of borrowings from banks and other market participants for the quarter ended June 30, 2011 was generally consistent with the quarter-ending balance. Other short-term borrowings also included $7.2 billion of broker borrowings at June 30, 2011, which averaged approximately $8.5 billion during the second quarter of 2011.

        See Note 15 to the Consolidated Financial Statements for further information on Citigroup's and its affiliates' outstanding long-term debt and short-term borrowings.

Credit Ratings

        Citigroup's ability to access the capital markets and other sources of funds, as well as the cost of these funds and its ability to maintain certain deposits, is dependent on its credit ratings. The table below indicates the current ratings for Citigroup and Citibank, N.A as of June 30, 2011.

Citigroup's Debt Ratings as of June 30, 2011

	Citigroup Inc./Citigroup Funding Inc.(1)		Citibank, N.A.
	Senior debt	Commercial paper	Long- term	Short- term
Fitch Ratings (Fitch)	A+	F1+	A+	F1+
Moody's Investors Service (Moody's)	A3	P-1	A1	P-1
Standard & Poor's (S&P)	A	A-1	A+	A-1

(1)
As a result of the Citigroup guarantee, the ratings of, and changes in ratings for, CFI are the same as those of Citigroup.

Potential Impact of Ratings Downgrades

        Ratings downgrades by Fitch, Moody's or S&P could have material impacts on funding and liquidity through cash obligations, reduced funding capacity, and due to collateral triggers. On June 2, 2011, Moody's placed Citi, as well as certain of its peer institutions, under review for downgrade due to the reassessment of their government support assumptions. At the same time, Moody's stated that it would also assess improvements in Citi's standalone financial strength, which could potentially offset any actions from the review of Citi's supported ratings, although the timing and outcome of such reviews remains uncertain.

        In addition, while unprecedented and largely uncertain, a downgrade of the credit rating of U.S. government obligations could generate potential market disruptions and negatively impact Citi as well as the banking industry. See "Aggregate Liquidity Resources" above.

        Because of the current credit ratings of Citigroup, a one-notch downgrade of its senior debt/long-term rating may or may not impact Citigroup's commercial paper/short-term rating by one notch. As of June 30, 2011, Citi currently estimates that a one-notch downgrade of both the senior debt/long-term rating of Citigroup and a one-notch downgrade of Citigroup's commercial paper/short-term rating could result in the assumed loss of unsecured commercial paper ($8.6 billion) and tender option bonds funding ($0.2 billion), as well as derivative triggers and additional margin requirements ($0.8 billion). Other funding sources, such as secured financing and other margin requirements for which there are no explicit triggers, could also be adversely affected.

        As set forth in the table above, the aggregate liquidity resources of Citigroup's non-bank entities stood at approximately $96 billion as of June 30, 2011, in part as a contingency for such an event, and a broad range of mitigating actions are currently included in Citigroup's detailed contingency funding plans. These mitigating factors include, but are not limited to, accessing surplus funding capacity from existing clients, tailoring levels of secured lending, adjusting the size of select trading books, and collateralized borrowings from significant bank subsidiaries.

        Citi currently believes that a more severe ratings downgrade scenario, such as a two-notch downgrade of the senior debt/long-term rating of Citigroup, accompanied by a one-notch downgrade of Citigroup's commercial paper/short-term rating, could result in an additional $1.5 billion in funding requirements in the form of cash obligations and collateral.

        Further, as of June 30, 2011, a one-notch downgrade of the senior debt/long-term ratings of Citibank, N.A. could result in an approximate $3.3 billion funding requirement in the form of collateral and cash obligations. Because of the current credit ratings of Citibank, N.A., a one-notch downgrade of its senior debt/long-term rating is unlikely to have any impact on its commercial paper/short-term rating. Citi's significant bank entities, including Citibank, N.A., had aggregate liquidity resources of approximately $237 billion at June 30, 2011, and also have detailed contingency funding plans that encompass a broad range of mitigating actions.

        For additional information on Citigroup's ratings, see "Capital Resources and Liquidity—Funding and Liquidity—Credit Ratings" and the "Risk Factors" section in Citi's 2010 Annual Report on Form 10-K.

 OFF-BALANCE-SHEET ARRANGEMENTS

        Citigroup enters into various types of off-balance-sheet arrangements in the ordinary course of business. Citi's involvement in these arrangements can take many different forms, including without limitation:

  •
  purchasing or retaining residual and other interests

  •
  in special purpose entities, such as credit card receivables and mortgage-backed and other asset-backed securitization vehicles;

  •
  holding senior and subordinated debt, interests in limited and general partnerships and equity interests in other unconsolidated vehicles; and

  •
  providing guarantees, indemnifications, loan commitments, letters of credit and representations and warranties.

        Citi enters into these arrangements for a variety of business purposes. These securitization vehicles offer investors access to specific cash flows and risks created through the securitization process. The securitization arrangements also assist Citi and Citi's customers in monetizing their financial assets at more favorable rates than Citi or the customers could otherwise obtain.

        The table below presents where a discussion of Citi's various off-balance-sheet arrangements may be found in this Form 10-Q. In addition, see "Significant Accounting Policies and Significant Estimates—Securitizations" in Citigroup's 2010 Annual Report on Form 10-K, as well as Notes 1, 22 and 28 to the Consolidated Financial Statements in the 2010 Annual Report on Form 10-K.

Type of Off-Balance-Sheet Arrangements Disclosure in Form 10-Q

Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 17 to the Consolidated Financial Statements
Leases, letters of credit, and lending and other commitments	See Note 22 to the Consolidated Financial Statements
Guarantees	See Note 22 to the Consolidated Financial Statements

MANAGING GLOBAL RISK

        Citigroup's risk management framework balances strong corporate oversight with well-defined independent risk management functions for each business and region, as well as cross-business product expertise. The Citigroup risk management framework is more fully described in Citigroup's 2010 Annual Report on Form 10-K.

CREDIT RISK

Loans Outstanding

In millions of dollars	2nd Qtr. 2011	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010	2nd Qtr. 2010
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$143,002	$147,301	$151,469	$158,986	$171,102
Installment, revolving credit, and other	23,693	26,346	28,291	29,455	61,867
Cards	114,149	113,763	122,384	120,781	125,337
Commercial and industrial	5,737	4,929	5,021	4,952	5,540
Lease financing	2	2	2	3	6

	$286,583	$292,341	$307,167	$314,177	$363,852

In offices outside the U.S.
Mortgage and real estate(1)	$54,283	$53,030	$52,175	$50,692	$47,921
Installment, revolving credit, and other	38,954	38,624	38,024	39,755	38,115
Cards	40,354	36,848	40,948	39,466	37,510
Commercial and industrial	22,350	19,632	18,584	17,653	16,420
Lease financing	643	626	665	639	677

	$156,584	$148,760	$150,396	$148,205	$140,643

Total consumer loans	$443,167	$441,101	$457,563	$462,382	$504,495
Unearned income	(123)	112	69	722	951

Consumer loans, net of unearned income	$443,044	$441,213	$457,632	$463,104	$505,446

Corporate loans
In U.S. offices
Commercial and industrial	$16,343	$15,426	$14,334	$11,750	$11,656
Loans to financial institutions	28,905	29,361	29,813	29,518	31,450
Mortgage and real estate(1)	20,596	19,397	19,693	21,479	22,453
Installment, revolving credit, and other	14,105	13,712	12,640	16,182	14,812
Lease financing	1,498	1,395	1,413	1,255	1,244

	$81,447	$79,291	$77,893	$80,184	$81,615

In offices outside the U.S.
Commercial and industrial	$73,594	$71,381	$69,718	$67,531	$63,355
Installment, revolving credit, and other	12,964	13,551	11,829	10,586	11,174
Mortgage and real estate(1)	$6,529	6,086	5,899	6,272	7,301
Loans to financial institutions	27,361	22,965	22,620	24,019	20,646
Lease financing	$491	511	531	568	582
Governments and official institutions	2,727	2,838	3,644	3,179	3,306

	$123,666	$117,332	$114,241	$112,155	$106,364

Total corporate loans	$205,113	$196,623	$192,134	$192,339	$187,979
Unearned income	(657)	(700)	(972)	(1,132)	(1,259)

Corporate loans, net of unearned income	$204,456	$195,923	$191,162	$191,207	$186,720

Total loans—net of unearned income	$647,500	$637,136	$648,794	$654,311	$692,166
Allowance for loan losses—on drawn exposures	(34,362)	(36,568)	(40,655)	(43,674)	(46,197)

Total loans—net of unearned income and allowance for credit losses	$613,138	$600,568	$608,139	$610,637	$645,969
Allowance for loan losses as a percentage of total loans—net of unearned income(2)	5.35%	5.79%	6.31%	6.73%	6.72%

Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(2)	7.01%	7.47%	7.77%	8.16%	7.87%

Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(2)	1.69%	1.99%	2.76%	3.22%	3.59%

(1)
Loans secured primarily by real estate.

(2)
All periods exclude loans which are carried at fair value.

 Details of Credit Loss Experience

In millions of dollars	2nd Qtr. 2011	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010	2nd Qtr. 2010
Allowance for loan losses at beginning of period	$36,568	$40,655	$43,674	$46,197	$48,746

Provision for loan losses
Consumer	$3,272	$3,444	$4,858	$5,345	$6,672
Corporate	(91)	(545)	(219)	321	(149)

	$3,181	$2,899	$4,639	$5,666	$6,523

Gross credit losses
Consumer
In U.S. offices	$4,095	$4,704	$5,231	$5,727	$6,379
In offices outside the U.S.	1,409	1,429	1,620	1,701	1,774
Corporate
In U.S. offices	208	291	677	806	563
In offices outside the U.S.	194	707	256	265	290

	$5,906	$7,131	$7,784	$8,499	$9,006

Credit recoveries
Consumer
In U.S. offices	$372	$396	$314	$341	$345
In offices outside the U.S.	334	317	347	350	318
Corporate
In U.S. offices	37	51	159	78	307
In offices outside the U.S.	16	98	110	71	74

	$759	$862	$930	$840	$1,044

Net credit losses
In U.S. offices	$3,894	$4,548	$5,435	$6,114	$6,290
In offices outside the U.S.	1,253	1,721	1,419	1,545	1,672

Total	$5,147	$6,269	$6,854	$7,659	$7,962

Other—net(1)(2)(3)(4)(5)	$(240)	$(717)	$(804)	$(530)	$(1,110)

Allowance for loan losses at end of period(6)	$34,362	$36,568	$40,655	$43,674	$46,197

Allowance for loan losses as a % of total loans	5.35%	5.79%	6.31%	6.73%	6.72%
Allowance for unfunded lending commitments(7)	$1,097	$1,105	$1,066	$1,102	$1,054

Total allowance for loan losses and unfunded lending commitments	$35,459	$37,673	$41,721	$44,776	$47,251

Net consumer credit losses	$4,798	$5,420	$6,190	$6,737	$7,490
As a percentage of average consumer loans	4.31%	4.89%	5.35%	5.78%	5.75%

Net corporate credit losses	$349	$849	$664	$922	$472
As a percentage of average corporate loans	0.17%	0.45%	0.35%	0.49%	0.25%

Allowance for loan losses at end of period(8)
Citicorp	$14,722	$15,597	$17,075	$17,371	$17,524
Citi Holdings	19,640	20,971	23,580	26,303	28,673

Total Citigroup	$34,362	$36,568	$40,655	$43,674	$46,197

Allowance by type
Consumer(9)	$30,959	$32,726	$35,445	$37,607	$39,578
Corporate	3,403	3,842	5,210	6,067	6,619

Total Citigroup	$34,362	$36,568	$40,655	$43,674	$46,197

(1)
The second quarter of 2011 includes a reduction of approximately $370 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

(2)
The first quarter of 2011 includes a reduction of approximately $560 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of $240 million related to the announced sale of the Egg Banking PLC credit card business.

(3)
The fourth quarter of 2010 includes a reduction of approximately $600 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

(4)
The third quarter of 2010 includes a reduction of approximately $54 million related to the announced sale of The Student Loan Corporation. Additionally, the third quarter of 2010 includes a reduction of approximately $950 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

(5)
The second quarter of 2010 includes a reduction of approximately $237 million related to the transfer to held-for-sale of the Canada cards portfolio and an auto portfolio. Additionally, second quarter of 2010 includes a reduction of approximately $480 million related to the sale or transfer to held-for-sale of U.S. real estate lending loans.

(6)
Included in the allowance for loan losses are reserves for loans which have been modified subject to troubled debt restructurings (TDRs) of $8,751 million, $8,417 million, $7,609 million, $7,090 million and $7,320 million as of June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010, respectively.

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

(9)
Included in the second quarter of 2011 Consumer loan loss reserve is $15.2 billion related to Citi's global credit card portfolio.

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

  •
  North America, Citi-branded and retail partner cards are not included as, under industry standards, they accrue interest until charge-off.

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

        Valuation allowances for impaired loans are determined in accordance with ASC 310-10-35 and estimated considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's original contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. The original contractual effective rate for credit card loans is the pre-modification rate, which may include interest rate increases under the original contractual agreement with the borrower.

        As of June 30, 2011, Consumer smaller-balance homogeneous loans included in short-term modification programs amounted to approximately $4 billion. The allowance for loan losses for these loans is materially consistent with the requirements of ASC 310-10-35.

        The following table presents information about impaired loans as of June 30, 2011 and December 31, 2010:

In millions of dollars	June 30, 2011	Dec. 31, 2010
Non-accrual corporate loans
Commercial and industrial	$1,326	$5,125
Loans to financial institutions	1,119	1,258
Mortgage and real estate	1,911	1,782
Lease financing	24	45
Other	439	400

Total non-accrual corporate loans	$4,819	$8,610

Impaired consumer loans(1)
Mortgage and real estate	$20,342	$17,677
Installment and other	3,079	3,745
Cards	6,326	5,906

Total impaired consumer loans	$29,747	$27,328

Total(2)(3)	$34,566	$35,938

Non-accrual corporate loans with valuation allowances	$2,444	$6,324
Impaired consumer loans with valuation allowances	28,726	25,949

Non-accrual corporate valuation allowance	$617	$1,689
Impaired consumer valuation allowance	8,874	7,735

Total valuation allowances(4)	$9,491	$9,424

(1)
Prior to 2008, Citi's financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers' financial difficulties and it was determined that a concession was granted to the borrower. Smaller-balance Consumer loans modified since January 1, 2008 amounted to $29.1 billion and $26.6 billion at June 30, 2011 and December 31, 2010, respectively. However, information derived from Citi's risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $30.4 billion and $28.2 billion at June 30, 2011 and December 31, 2010, respectively.

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

        Corporate non-accrual loans may still be current on interest payments but are considered non-accrual as Citi has determined that the future payment of interest and/or principal is doubtful. Consistent with industry conventions, Citi generally accrues interest on credit card loans until such loans are charged-off, which typically occurs at 180 days contractual delinquency. As such, the non-accrual loan disclosures in this section do not include North America credit card loans.

Non-accrual loans

In millions of dollars	2nd Qtr. 2011	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010	2nd Qtr. 2010
Citicorp	$4,846	$5,102	$4,909	$4,928	$4,510
Citi Holdings	8,387	9,710	14,498	17,491	20,302

Total non-accrual loans (NAL)	$13,233	$14,812	$19,407	$22,419	$24,812

Corporate NAL(1)
North America	$1,899	$1,997	$2,112	$3,299	$4,411
EMEA(2)	1,951	2,427	5,327	5,473	5,508
Latin America	527	606	701	658	570
Asia	442	451	470	517	547

	$4,819	$5,481	$8,610	$9,947	$11,036

Citicorp	$2,973	$3,256	$3,081	$2,961	$2,573
Citi Holdings	1,846	2,225	5,529	6,986	8,463

	$4,819	$5,481	$8,610	$9,947	$11,036

Consumer NAL(1)
North America	$6,125	$7,068	$8,540	$9,978	$11,289
EMEA	647	667	662	758	690
Latin America	1,084	1,034	1,019	1,150	1,218
Asia	558	562	576	586	579

	$8,414	$9,331	$10,797	$12,472	$13,776

Citicorp	$1,873	$1,846	$1,828	$1,967	$1,937
Citi Holdings	6,541	7,485	8,969	10,505	11,839

	$8,414	$9,331	$10,797	$12,472	$13,776

(1)
Excludes purchased distressed loans as they are generally accreting interest until write-off. The carrying value of these loans was $461 million at June 30, 2011, $453 million at March 31, 2011, $469 million at December 31, 2010, $568 million at September 30, 2010 and $672 million at June 30, 2010.

(2)
Reflects the recapitalization of Maltby Acquisitions Limited, the holding company that controls EMI Group Ltd., during the first quarter of 2011.

[Statement continues on the next page]

Non-Accrual Loans and Assets (continued)

        The table below summarizes Citigroup's other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

Non-Accrual Assets

OREO (in millions of dollars)	2nd Qtr. 2011	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010	2nd Qtr. 2010
Citicorp	$810	$776	$826	$879	$866
Citi Holdings	608	787	863	855	800
Corporate/Other	16	14	14	7	7

Total OREO	$1,434	$1,577	$1,703	$1,741	$1,673

North America	$1,245	$1,331	$1,440	$1,470	$1,422
EMEA	133	140	161	164	146
Latin America	55	52	47	53	49
Asia	1	54	55	54	56

	$1,434	$1,577	$1,703	$1,741	$1,673

Other repossessed assets	$18	$21	$28	$38	$55

Non-accrual assets (NAA)—Total Citigroup	2nd Qtr. 2011	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010	2nd Qtr. 2010
Corporate NAL	$4,819	$5,481	$8,610	$9,947	$11,036
Consumer NAL	8,414	9,331	10,797	12,472	13,776

NAL	$13,233	$14,812	$19,407	$22,419	$24,812

OREO	$1,434	$1,577	$1,703	$1,741	$1,673
Other repossessed assets	18	21	28	38	55

NAA	$14,685	$16,410	$21,138	$24,198	$26,540

NAL as a percentage of total loans	2.04%	2.32%	2.99%	3.43%	3.58%
NAA as a percentage of total assets	0.75%	0.84%	1.10%	1.22%	1.37%
Allowance for loan losses as a percentage of NAL(1)	260%	247%	209%	195%	186%

NAA—Total Citicorp	2nd Qtr. 2011	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010	2nd Qtr. 2010
NAL	$4,846	$5,102	$4,909	$4,928	$4,510
OREO	810	776	826	879	866
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

NAA	$5,656	$5,878	$5,735	$5,807	$5,376

NAA as a percentage of total assets	0.41%	0.44%	0.45%	0.45%	0.44%
Allowance for loan losses as a percentage of NAL(1)	304%	306%	348%	352%	389%

NAA—Total Citi Holdings
NAL	$8,387	$9,710	$14,498	$17,491	$20,302
OREO	608	787	863	855	800
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

NAA	$8,995	$10,497	$15,361	$18,346	$21,102

NAA as a percentage of total assets	2.92%	3.11%	4.28%	4.36%	4.54%
Allowance for loan losses as a percentage of NAL(1)	234%	216%	163%	150%	141%

(1)
The allowance for loan losses includes the allowance for credit card ($15.2 billion at June 30, 2011) and purchased distressed loans, while the non-accrual loans exclude North America credit card balances and purchased distressed loans, as these generally continue to accrue interest until write-off.

N/A Not available at the Citicorp or Citi Holdings level.

Renegotiated Loans

        The following table presents Citi's renegotiated loans, which represent loans modified in TDRs at June 30, 2011 and December 31, 2010.

In millions of dollars	Jun. 30, 2011	Dec. 31, 2010
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$201	$240
Mortgage and real estate(3)	290	61
Other	597	699

	$1,088	$1,000

In offices outside the U.S.
Commercial and industrial(2)	$166	$207
Mortgage and real estate(3)	74	90
Other	21	18

	$261	$315

Total corporate renegotiated loans	$1,349	$1,315

Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate	$20,215	$17,717
Cards	5,275	4,747
Installment and other	1,602	1,986

	$27,092	$24,450

In offices outside the U.S.
Mortgage and real estate	$925	$927
Cards	1,052	1,159
Installment and other	1,530	1,875

	$3,507	$3,961

Total consumer renegotiated loans	$30,599	$28,411

(1)
Includes $603 million and $553 million of non-accrual loans included in the non-accrual assets table above, at June 30, 2011 and December 31, 2010, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at June 30, 2011, Citi also modified $1 million and $390 million of commercial loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in U.S. offices and in offices outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs, at June 30, 2011, Citi also modified $202 million and $81 million of commercial real estate loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in U.S. offices and in offices outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $2,082 million and $2,751 million of non-accrual loans included in the non-accrual assets table above at June 30, 2011 and December 31, 2010, respectively. The remaining loans are accruing interest.

(5)
Includes $12 million and $22 million of commercial real estate loans at June 30, 2011 and December 31, 2010, respectively.

(6)
Includes $172 million and $177 million of commercial loans at June 30, 2011 and December 31, 2010, respectively.

(7)
Smaller-balance homogeneous loans were derived from Citi's risk management systems.

        In certain circumstances, Citigroup modifies certain of its Corporate loans involving a non-troubled borrower. These modifications are subject to Citi's normal underwriting standards for new loans and are made in the normal course of business to match customers' needs with available Citi products or programs (these modifications are not included in the table above). In other cases, loan modifications involve a troubled borrower to whom Citi may grant a concession (modification). Modifications involving troubled borrowers may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. In cases where Citi grants a concession to a troubled borrower, Citi accounts for the modification as a TDR under ASC 310-40 and the related allowance under ASC 310-10-35.

 North America Consumer Mortgage Lending

Overview

        Citi's North America Consumer mortgage portfolio consists of both residential first mortgages and home equity loans. Home equity loans include both fixed rate home equity loans and loans extended under home equity lines of credit which are typically in junior lien positions. As of June 30, 2011, Citi's North America Consumer residential first mortgage portfolio totaled $96.8 billion, while the home equity loan portfolio was $46.4 billion. Of the first mortgages, $73.2 billion are recorded in LCL within Citi Holdings, with the remaining $23.6 billion recorded in Citicorp. Similarly, with respect to the home equity loan portfolio, $42.8 billion are recorded in LCL, and $3.6 billion are reported in Citicorp.

        In addition, Citi's residential first mortgage portfolio included $9.2 billion of loans with FHA or VA guarantees as of June 30, 2011. This portfolio consists of loans originated to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally has higher loan-to-value ratios (LTVs). Losses on FHA loans are borne by the sponsoring agency, provided that the insurance has not been breached as a result of an origination defect. The VA establishes a loan-level loss cap, beyond which Citi is liable for loss. FHA and VA loans have high delinquency rates but, given the guarantees, Citi has experienced negligible credit losses on these loans.

        Also as of June 30, 2011, the residential first mortgage portfolio included $1.7 billion of loans with LTVs above 80%, which have insurance through private mortgage insurance (PMI) companies and $1.3 billion of loans subject to long-term standby commitments (LTSC) with U.S. government-sponsored entities (GSEs), for which Citi has limited exposure to credit losses. Citi's home equity loan portfolio also included $0.5 billion of loans subject to LTSCs with GSEs, for which Citi has limited exposure to credit losses.

        Citi's allowance for loan loss calculations takes into consideration the impact of the guarantees and commitments referenced above.

North America Consumer Mortgage Quarterly Trends—Delinquencies and Net Credit Losses

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citi's residential first mortgage and home equity loan portfolios (both Citi Holdings and Citicorp) in North America.

        As set forth in the charts below, delinquencies of 90 days or more and net credit losses, in both residential first mortgages and home equity loans, continued to improve during the second quarter of 2011.

        For residential first mortgages, delinquencies of 90 days or more declined year-over-year by close to 50% to $4.1 billion. Sequentially, 90 days or more delinquencies were down by approximately 13%. For home equity loans, delinquencies of 90 days or more declined by approximately 24% year-over-year to $1 billion, and down 12% sequentially.

        The sequential decline in residential first mortgage delinquencies was primarily due to Citi's continued asset sales. During the second quarter of 2011, Citi sold approximately $800 million in delinquent mortgages and has sold approximately $6.8 billion of delinquent mortgages since the beginning of 2010.

        Net credit losses in residential first mortgages were down approximately 32% year-over-year to $477 million, and down 16% sequentially. For home equity loans, net credit losses were down approximately 26% year-over-year to $634 million, and down 11% sequentially.

Note: Includes loans for Canada and Puerto Rico. Excludes loans that are guaranteed by U.S. government agencies. Excludes loans recorded at fair value from 1Q'10.

Note: Includes loans for Canada and Puerto Rico.

        As previously disclosed, to date, management actions, including asset sales and modification programs, have been the primary drivers of improved asset performance within Citi's North America Consumer mortgage portfolios. If Citi is not able to continue its asset sales or continue such sales at historical levels, whether due to competitive pressures, lack of demand, remaining inventory or otherwise, this could negatively impact Citi's residential first mortgage delinquency and net credit loss trends. With respect to modification activities, over the past nine quarters, Citi has converted approximately $5.7 billion of trial modifications into permanent modifications, of which more than three-quarters were modifications under the U.S. Treasury's Home Affordable Modification Program (HAMP). (For additional information on Citi's loan modification programs regarding mortgages, see "Consumer Loan Modification Programs" below.) However, in recent quarters, the pace of modification activity has slowed, generally due to the decrease in the inventory of loans available for modification given the significant levels of modifications in prior periods. As a result, Citi currently expects fewer new modifications, and it is likely a portion of prior modifications will re-default, which could also cause mortgage delinquency and net credit loss trends to deteriorate. The potential for re-defaults has been factored into Citi's net loan loss reserve balances.

        In addition, while Citi's active foreclosures in process decreased during the second quarter of 2011, foreclosures in process for two years or more continued to increase. The lengthening of the foreclosure process has broader implications for Citigroup's U.S. Consumer mortgage portfolios, particularly when combined with continued pressure on home prices, high unemployment rates and continued uncertainty surrounding potential governmental actions in the foreclosure area. Specifically, the lengthening of the foreclosure process:

  •
  subjects Citi to increased "severity" risk, or the loss on the amount ultimately realized for property subject to foreclosure given the continued pressure on home prices in particular markets, thus potentially increasing Citi's net credit losses;

  •
  inflates the amount of 180+ day delinquencies in Citigroup's mortgage statistics and Consumer non-accrual loans (90+ day delinquencies);

  •
  creates a dampening effect on Citi's net interest margin as non-accrual assets build on the balance sheet; and

  •
  causes additional costs to be incurred given the longer process.

        Citi has factored these continued uncertainties into its loan loss reserves. At June 30, 2011, approximately $10 billion of Citi's total loan loss reserves of $34.4 billion was allocated to North America real estate lending in Citi Holdings, representing over 27 months of coincident net credit loss coverage as of such date. With respect to Citi's aggregate North America Consumer mortgage portfolio, including Citi Holdings as well as the approximately $27 billion of residential first mortgages and home equity loans in Citicorp, Citi's loan loss reserves at June 30, 2011 also represented over 27 months of net credit loss coverage.

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

        A portion of loans in the U.S. Consumer mortgage portfolio currently requires a payment to satisfy only the current accrued interest for the payment period or an interest-only payment. As of June 30, 2011, Citi's home equity loan portfolio included approximately $26 billion of home equity lines of credit (HELOCs) that are still within their revolving period and have not commenced amortization. The interest-only payment feature during the revolving period is standard for the HELOC product across the industry. The residential first mortgage portfolio contains approximately $18 billion of ARMs that are currently required to make an interest-only payment. These loans will be required to make a fully amortizing payment upon expiration of their interest-only payment period, and most will do so within a few years of origination. Borrowers that are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. Residential first mortgages with this payment feature are primarily to high-credit-quality borrowers that have on average significantly higher origination and refreshed FICO scores than other loans in the residential first mortgage portfolio.

Loan Balances

        Residential First Mortgages—Loan Balances.    As a consequence of the economic environment and the decrease in housing prices, LTV and FICO scores have generally deteriorated since origination, although the negative migration has generally stabilized. On a refreshed basis, approximately 31% of residential first mortgages had a LTV ratio above 100%, compared to approximately 0% at origination. Approximately 26% of residential first mortgages had FICO scores less than 620 on a refreshed basis, compared to 15% at origination.

Balances: June 30, 2011—Residential First Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	59%	6%	7%
80% < LTV ≤ 100%	13%	7%	8%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	29%	4%	8%
80% < LTV ≤ 100%	17%	3%	8%
LTV > 100%	17%	4%	10%

Note: NM—Not meaningful. Residential first mortgages table excludes loans in Canada and Puerto Rico. Table excludes loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Table also excludes $0.4 billion from At Origination balances and $0.4 billion from Refreshed balances for which FICO or LTV data was unavailable. Balances exclude deferred fees/costs. Refreshed FICO scores based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the Core Logic Housing Price Index (HPI) or the Federal Housing Finance Agency Price Index.

        Home Equity—Loan Balances.    In the home equity loan portfolio, the majority of loans are in the higher FICO categories. Economic conditions and the decrease in housing prices generally caused a migration towards lower FICO scores and higher LTV ratios, although the negative migration has slowed. Approximately 45% of home equity loans had refreshed LTVs above 100%, compared to approximately 0% at origination. Approximately 17% of home equity loans had FICO scores less than 620 on a refreshed basis, compared to 4% at origination.

Balances: June 30, 2011—Home Equity Loans

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	56%	2%	2%
80% < LTV ≤ 100%	35%	3%	2%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	26%	2%	3%
80% < LTV ≤ 100%	18%	2%	5%
LTV > 100%	31%	4%	9%

Note: NM—Not meaningful. Home equity loans table excludes loans in Canada and Puerto Rico. Table excludes loans subject to LTSCs. Table also excludes $0.7 billion from At Origination balances and $0.2 billion from Refreshed balances for which FICO or LTV data was unavailable. Balances exclude deferred fees/costs. Refreshed FICO scores are based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the Core Logic Housing Price Index (HPI) or the Federal Housing Finance Agency Price Index.

Delinquencies

        The tables below provide delinquency statistics for loans 90 or more days past due (90+DPD) as a percentage of outstandings in each of the FICO/LTV combinations, in both the residential first mortgage and home equity loan portfolios, at June 30, 2011. For example, loans with FICO ≥ 660 and LTV ≤ 80% at origination have a 90+DPD rate of 2.7%.

        As evidenced by the tables below, loans with FICO scores of less than 620 continue to exhibit significantly higher delinquencies than in any other FICO band. Similarly, loans with LTVs greater than 100% have higher delinquencies than LTVs of less than or equal to 100%. The dollar balances and percentages of loans 90+DPD have generally declined for both the residential first mortgage and home equity loan portfolios from March 31, 2011.

Delinquencies: 90+DPD Rates—Residential First Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	2.7%	7.0%	8.8%
80% < LTV ≤ 100%	5.1%	8.6%	11.1%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV = 80%	0.2%	3.0%	11.0%
80% < LTV ≤ 100%	0.5%	4.7%	13.9%
LTV > 100%	1.1%	8.2%	18.1%

Note: NM—Not meaningful. 90+DPD are based on balances referenced in the tables above.

Delinquencies: 90+DPD Rates—Home Equity Loans

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	1.5%	4.1%	4.8%
80% < LTV ≤100%	2.8%	4.4%	5.4%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV = 80%	0.0%	1.5%	9.1%
80% < LTV ≤ 100%	0.1%	1.7%	10.3%
LTV > 100%	0.1%	2.5%	13.9%

Note: NM—Not meaningful. 90+DPD are based on balances referenced in the tables above.

Origination Channel, Geographic Distribution and Origination Vintage

        The following tables detail Citi's residential first mortgage and home equity loan portfolios by origination channel, geographic distribution and origination vintage.

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

Residential First Mortgages: June 30, 2011

        As of June 30, 2011, approximately 50% of the residential first mortgage portfolio was originated through third-party channels. Given that loans originated through correspondents have historically exhibited higher 90+DPD delinquency rates than retail originated mortgages, Citi terminated business with a number of correspondent sellers in 2007 and 2008. During 2008, Citi also severed relationships with a number of brokers, maintaining only those who have produced strong, high-quality and profitable volume. 90+DPD delinquency amounts have generally improved from March 31, 2011.

CHANNEL ($ in billions)	Residential First Mortgages	Channel % Total	90+DPD %	*FICO < 620	*LTV > 100%
Retail	$41.4	50.4%	4.0%	$11.7	$8.8
Broker	$12.9	15.7%	4.3%	$2.0	$4.8
Correspondent	$27.9	33.9%	6.4%	$8.0	$12.2

*
Refreshed FICO and LTV.

Note: Residential first mortgages table excludes Canada and Puerto Rico, deferred fees/costs, loans recorded at fair value, loans guaranteed by U.S. government agencies and loans subject to LTSCs.

Home Equity Loans: June 30, 2011

        For home equity loans, approximately 42% of the loans were originated through third-party channels. As these loans have demonstrated a higher incidence of delinquencies, Citi no longer originates home equity loans through third-party channels. 90+DPD delinquency amounts marginally improved from March 31, 2011.

CHANNEL ($ in billions)	Home Equity	Channel % Total	90+DPD %	*FICO < 620	*LTV > 100%
Retail	$25.7	58.5%	1.8%	$4.1	$7.3
Broker	$10.2	23.2%	3.2%	$1.6	$6.0
Correspondent	$8.1	18.3%	2.6%	$1.7	$6.2

*
Refreshed FICO and LTV.

Note: Excludes Canada and Puerto Rico, deferred fees/costs and loans subject to LTSCs.

By State

        Approximately half of Citi's U.S. Consumer mortgage portfolio is located in five states: California, New York, Florida, Illinois and Texas. These states represent 50% of Citi's residential first mortgages and 56% of home equity loans.

        With respect to residential first mortgages, Florida and Illinois had above average 90+DPD delinquency rates relative to the overall portfolio as of June 30, 2011. Florida has 59% of its residential first mortgage portfolio with refreshed LTV > 100%, compared to 31% overall for residential first mortgages. Illinois has 50% of its loan portfolio with refreshed LTV > 100%. Texas, despite having 38% of its portfolio with FICO < 620, had a lower delinquency rate relative to the overall portfolio. Texas had 6% of its loan portfolio with refreshed LTV > 100%.

        In the home equity loan portfolio, Florida continued to experience above-average delinquencies at 3.4% as of June 30, 2011, with approximately 68% of its loans with refreshed LTV > 100%, compared to 44% overall for the home equity loan portfolio.

By Vintage

        For Citigroup's combined U.S. Consumer mortgage portfolio (residential first mortgages and home equity loans), as of June 30, 2011, 44% of the portfolio consisted of 2006 and 2007 vintages, which demonstrate above average delinquencies. In residential first mortgages, approximately 37% of the portfolio is of 2006 and 2007 vintages, which had 90+DPD rates well above the overall portfolio rate, at 6.0% for 2006 and 6.8% for 2007. In home equity loans, 59% of the portfolio is of 2006 and 2007 vintages, which again had higher delinquencies compared to the overall portfolio rate, at 2.7% for 2006 and 2.5% for 2007.

FICO and LTV Trend Information—U.S. Consumer Mortgage Lending

Residential First Mortgages (in billions of dollars)	Home Equity Loans (in billions of dollars)

Note: Residential first mortgages chart/table excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Balances exclude deferred fees/costs. Balances based on refreshed FICO and LTV ratios. Chart/table also excludes balances for which FICO or LTV data was unavailable ($0.4 billion in 2Q10, $0.4 billion in 3Q10, $0.4 billion in 4Q10, and $0.4 billion in 1Q11, $0.4 billion in 2Q11).
Note: Home equity loan chart/table excludes loans in Canada and Puerto Rico, and loans subject to LTSCs. Balances exclude deferred fees/costs. Balances based on refreshed FICO and LTV ratios. Chart/table also excludes balances for which FICO or LTV data was unavailable ($0.3 billion in 2Q10, $0.3 billion in 3Q10, $0.3 billion in 4Q10, and $0.3 billion in 1Q11, $0.3 billion in 2Q11).

        As of June 30, 2011, the residential first mortgage portfolio was approximately $82 billion (excluding loans which are guaranteed by U.S. government agencies and loans recorded at fair value), a reduction of $8 billion, or 9%, from June 30, 2010. Residential first mortgages with refreshed FICO scores below 660 and refreshed LTV above 100% were $11.9 billion as of June 30, 2011, $1.7 billion, or 13%, lower than the balance as of June 30, 2010. Similarly, the home equity loan portfolio was approximately $44 billion as of June 30, 2011, a reduction of $8 billion, or 16%, from June 30, 2010. Home equity loans with refreshed FICO scores below 660 and refreshed LTV above 100% were $5.8 billion as of June 30, 2011, $1.1 billion, or 15%, lower than the balance as of June 30, 2010. Across both portfolios, 90+ DPD rates have generally improved since June 30, 2010 across each of the FICO/LTV segments outlined above, particularly those segments with refreshed FICO scores below 660.

North America Cards

Overview

        Citi's North America cards portfolio consists of its Citi-branded and retail partner cards portfolios reported in Citicorp—Regional Consumer Banking and Citi Holdings—Local Consumer Lending, respectively. As of June 30, 2011, the Citi-branded portfolio totaled $74 billion, while the retail partner cards portfolio was $42 billion.

        See "Consumer Loan Modification Programs" below for a discussion of Citi's modification programs for card loans.

North America Cards Quarterly Trends—Delinquencies and Net Credit Losses

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citigroup's North America Citi-branded and retail partner cards portfolios, which continued to reflect the improving credit quality of these portfolios during the second quarter of 2011.

        In Citi-branded cards, net credit losses decreased by approximately 9% sequentially, to $1.2 billion, and 90 days or more delinquencies were down 16% to $1.2 billion. Year-over year, net credit losses decreased by approximately 40%, and 90 days or more delinquencies were down approximately 43%. In retail partner cards, net credit losses decreased by approximately 14% sequentially to $956 million, and 90 days or more delinquencies declined by 18% to $1.1 billion. Year-over-year, net credit losses decreased by approximately 46%, and 90 days or more delinquencies were down 46%.

        For both portfolios, early-stage delinquencies also continued to show improvement on both a dollar and a rate basis.

Note: Includes Puerto Rico.

Note: Includes Canada, Puerto Rico and Installment Lending.

North America Cards—FICO Information

        As set forth in the table below, approximately 85% of the Citi-branded portfolio had FICO credit scores of at least 660 on a refreshed basis as of June 30, 2011, while 74% of the retail partner cards portfolio had scores of 660 or above.

Balances: June 30, 2011

Refreshed	Citi-Branded	Retail Partner
FICO ≥ 660	85%	74%
620 ≤ FICO < 660	8%	13%
FICO < 620	7%	13%

Note: Based on balances of $110 billion (flat to balances at March 31, 2011). Balances include interest and fees. Excludes Canada, Puerto Rico and Installment and Classified portfolios. Excludes balances where FICO was unavailable ($1.1 billion for Citi-branded, $1.7 billion for retail partner cards).

        The table below provides delinquency statistics for loans 90+DPD for both the Citi-branded and retail partner cards portfolios as of June 30, 2011. As customers roll through the delinquency buckets, they materially damage their credit score and may ultimately go to charge-off. Loans 90+DPD are more likely to be associated with low refreshed FICO scores, both because low scores are indicative of repayment risk and because their delinquency has been reported by Citigroup to the credit bureaus. Loans with FICO scores less than 620, which constituted 7% of the Citi-branded portfolio as of June 30, 2011, have a 90+DPD rate of 20.6%. In the retail partner cards portfolio, loans with FICO scores less than 620 constituted 13% of the portfolio as of June 30, 2011 and have a 90+DPD rate of 17.1%.

90+DPD Delinquency Rate: June 30, 2011

Refreshed	Citi-Branded 90+DPD%	Retail Partner 90+DPD%
FICO ≥ 660	0.1%	0.2%
620 ≤ FICO < 660	1.2%	1.3%
FICO < 620	20.6%	17.1%

Note: Based on balances of $110 billion (flat to balances at March 31, 2011). Balances include interest and fees. Excludes Canada, Puerto Rico and Installment and Classified portfolios. Excludes balances where FICO was unavailable ($1.1 billion for Citi-branded, $1.7 billion for retail partner cards).

U.S. Installment and Other Revolving Loans

        The U.S. Installment portfolio consists of Consumer loans in the following businesses: consumer finance, retail banking, auto, student lending and cards. Other Revolving consists of Consumer loans (ready credit and checking plus products) in the Consumer retail banking business. Commercial-related loans are not included. As of June 30, 2011, the U.S. Installment portfolio totaled approximately $20 billion, while the U.S. Other Revolving portfolio was approximately $800 million.

        Substantially all of the U.S. Installment portfolio is reported in LCL within Citi Holdings. As of June 30, 2011, approximately 41% of the Installment portfolio had FICO scores less than 620 on a refreshed basis. On a refreshed basis, loans with FICO scores of less than 620 exhibit significantly higher delinquencies than in any other FICO band and will drive the majority of the losses. The 90+DPD delinquency rate for Installment loans with FICO score less than 620 on a refreshed basis was 4.76% at June 30, 2011.

        For information on Citi's loan modification programs regarding Installment loans, see "Consumer Loan Modification Programs" below.

CONSUMER LOAN DETAILS

Consumer Loan Delinquency Amounts and Ratios

	Total loans(1)	90+ days past due(2)			30-89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	Jun. 2011	Jun. 2011	Mar. 2011	Jun. 2010	Jun. 2011	Mar. 2011	Jun. 2010
Citicorp(3)(4)
Total	$243.5	$2,800	$2,983	$3,806	$3,115	$3,362	$3,934
Ratio		1.15%	1.27%	1.74%	1.28%	1.44%	1.80%

Retail banking
Total	$131.6	$829	$811	$877	$1,091	$1,145	$1,207
Ratio		0.63%	0.65%	0.80%	0.83%	0.92%	1.11%
North America	34.5	211	241	245	209	185	241
Ratio		0.63%	0.75%	0.81%	0.62%	0.58%	0.80%
EMEA	4.9	84	86	117	132	143	158
Ratio		1.71%	1.83%	2.72%	2.69%	3.04%	3.67%
Latin America	25.5	259	249	308	304	326	338
Ratio		1.02%	1.06%	1.57%	1.19%	1.39%	1.72%
Asia	66.7	275	235	207	446	491	470
Ratio		0.41%	0.37%	0.38%	0.67%	0.77%	0.85%

Citi-branded cards
Total	$111.9	$1,971	$2,172	$2,929	$2,024	$2 ,217	2,727
Ratio		1.76%	1.98%	2.68%	1.81%	2.02%	2.49%
North America	73.7	1,205	1,432	2,130	1,132	1,327	1,828
Ratio		1.64%	1.96%	2.76%	1.54%	1.81%	2.37%
EMEA	3.0	54	60	72	72	78	90
Ratio		1.80%	2.07%	2.77%	2.40%	2.69%	3.46%
Latin America	14.2	462	445	481	469	454	485
Ratio		3.25%	3.30%	4.01%	3.30%	3.36%	4.04%
Asia	21.0	250	235	246	351	358	324
Ratio		1.19%	1.18%	1.40%	1.67%	1.79%	1.84%

Citi Holdings—Local Consumer Lending(3)(5)(6)
Total	$198.0	$7,103	$8,541	$14,371	$7,381	$7,624	$11,201
Ratio		3.77%	4.33%	5.24%	3.92%	3.86%	4.08%
International	16.6	530	571	724	726	815	939
Ratio		3.19%	3.15%	2.94%	4.37%	4.50%	3.82%
North America retail partner cards	41.9	1,080	1,310	2,004	1,454	1,515	2,150
Ratio		2.58%	3.17%	3.99%	3.47%	3.67%	4.28%
North America (excluding cards)	139.5	5,493	6,660	11,643	5,201	5,294	8,112
Ratio		4.23%	4.83%	5.84%	4.01%	3.84%	4.07%

Total Citigroup (excluding Special Asset Pool)	$441.5	$9,903	$11,524	$18,177	$10,496	$10,986	$15,135
Ratio		2.30%	2.67%	3.69%	2.44%	2.55%	3.07%

(1)
Total loans include interest and fees on credit cards.

(2)
The ratios of 90+ days past due and 30-89 days past due are calculated based on end-of-period (EOP) loans.

(3)
The 90+ days past due balances for Citi-branded cards and retail partner cards are generally still accruing interest. Citigroup's policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days and 30-89 days past due and related ratios for NA RCB exclude U.S. mortgage loans that are guaranteed by U.S. government sponsored agencies since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90+ days past due and (end-of-period loans) are $400 million ($0.9 billion) and $352 million ($0.9 billion) and at June 30, 2011 and March 31, 2011, respectively. The amount excluded for loans 30-89 days past due (end-of-period loans have the same adjustment as above) is $77 million and $52 million as of June 30, 2011 and March 31, 2011, respectively.

(5)
The 90+ days and 30-89 days past due and related ratios for North America LCL (excluding cards) exclude U.S. mortgage loans that are guaranteed by U.S. government sponsored agencies since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90+ days past due and (end-of-period loans) for each period are $4.6 billion ($8.3 billion), $4.9 billion ($8.3 billion) and $5.0 billion ($9.4 billion), as of June 30, 2011, March 31, 2011, and June 30, 2010, respectively. The amounts excluded for loans 30-89 days past due (end-of-period loans have the same adjustment as above) for each period are $1.6 billion, $1.4 billion and $1.6 billion as of June 30, 2011, March 31, 2011and June 30, 2010, respectively.

(6)
The June 30, 2011, March 31, 2011 and June 30, 2010 loans 90+ days past due and 30-89 days past due and related ratios for North America (excluding Cards) exclude $1.4 billion, $1.5 billion and $2.6 billion, respectively, of loans that are carried at fair value.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2Q11	2Q11	1Q11	2Q10
Citicorp
Total	$239.1	$2,002	$2,108	$2,922
Ratio		3.36%	3.69%	5.38%

Retail banking
Total	$129.0	$298	$277	$304
Ratio		0.93%	0.93%	1.12%
North America	33.6	77	88	79
Ratio		0.92%	1.12%	1.03%
EMEA	4.7	24	23	46
Ratio		2.05%	2.07%	4.10%
Latin America	24.8	117	103	96
Ratio		1.89%	1.86%	1.98%
Asia	65.9	80	63	83
Ratio		0.49%	0.41%	0.61%

Citi-branded cards
Total	$110.1	$1,704	$1,831	$2,618
Ratio		6.21%	6.73%	9.68%
North America	72.4	1,228	1,352	2,047
Ratio		6.80%	7.42%	10.77%
EMEA	3.0	23	26	39
Ratio		3.08%	3.64%	5.79%
Latin America	14.0	308	304	361
Ratio		8.82%	9.20%	12.07%
Asia	20.7	145	149	171
Ratio		2.81%	3.01%	3.90%

Citi Holdings—Local Consumer Lending
Total	$204.9	$2,776	$3,279	$4,535
Ratio		5.43%	6.15%	6.03%
International	17.9	286	341	495
Ratio		6.41%	7.32%	7.61%
North America retail partner cards	41.8	956	1,111	1,775
Ratio		9.17%	10.29%	13.41%
North America (excluding cards)	145.2	1,534	1,827	2,265
Ratio		4.24%	4.82%	4.08%

Total Citigroup (excluding Special Asset Pool)	$444.0	$4,778	$5,387	$7,457
Ratio		4.32%	4.88%	5.76%

(1)
Average loans include interest and fees on credit cards.

(2)
The ratios of net credit losses are calculated based on average loans, net of unearned income.

 Consumer Loan Modification Programs

        Citigroup has instituted a variety of long-term and short-term modification programs to assist its mortgage, credit card (Citi-branded and retail partner cards) and installment loan borrowers with financial difficulties. These programs include modifying the original loan terms, reducing interest rates, reducing or waiving fees, extending the remaining loan duration and/or waiving a portion of the remaining principal balance. At June 30, 2011, Citi's significant modification programs consisted of the U.S. Treasury's Home Affordable Modification Program (HAMP), as well as short-term and long-term modification programs in the U.S., as set forth in the tables below. For a more detailed description of these significant modification programs, see "Managing Global Risk—Credit Risk—Consumer Loans Modification Programs" in Citi's 2010 Annual Report on Form 10-K.

        The policy for re-aging modified U.S. Consumer loans to current status varies by product. Generally, one of the conditions to qualify for these modifications is that a minimum number of payments (typically ranging from one to three) be made. Upon modification, the loan is re-aged to current status. However, re-aging practices for certain open-ended Consumer loans, such as credit cards, are governed by Federal Financial Institutions Examination Council (FFIEC) guidelines. For open-ended Consumer loans subject to FFIEC guidelines, one of the conditions for the loan to be re-aged to current status is that at least three consecutive minimum monthly payments, or the equivalent amount, must be received. In addition, under FFIEC guidelines, the number of times that such a loan can be re-aged is subject to limitations (generally once in 12 months and twice in five years). Furthermore, FHA and VA loans are modified under those respective agencies' guidelines, and payments are not always required in order to re-age a modified loan to current status.

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

        The following table presents Citigroup's Consumer loan TDRs as of June 30, 2011 and December 31, 2010. These TDRs are predominantly concentrated in the U.S. HAMP loans whose terms are contractually modified after successful completion of the trial period and are included in the balances below.

	Accrual		Non-accrual
In millions of dollars	Jun. 30, 2011	Dec. 31, 2010	Jun. 30, 2011	Dec. 31, 2010
Mortgage and real estate	$18,379	$15,140	$1,692	$2,290
Cards	6,290	5,869	36	38
Installment and other	2,531	3,015	209	271

Long-Term Modification Programs—Summary

        The following table sets forth, as of June 30, 2011, information relating to Citi's significant long-term U.S. mortgage, credit card and installment loan modification programs:

In millions of dollars	Program balance	Program start date(1)	Average interest rate reduction	Average % payment relief	Average tenor of modified loans	Deferred principal	Principal forgiveness
U.S. Consumer mortgage lending
HAMP	$4,018	3Q09	4%	41%	31 years	$508	$3
Citi Supplemental	2,119	4Q09	3	23	27 years	88	1
HAMP Re-age	282	1Q10	N/A	N/A	23 years	6	—
2nd FDIC	637	2Q09	6	45	20 years	40	5
FHA/VA	3,774		2	20	28 years	—	—
CFNA Adjustment of terms (AOT)	3,757		3	23	29 years
Responsible Lending	1,290	4Q10	2	17	29 years	—	—
HAMP 2nd Mortgage	284	4Q10	6	56	22 years	16	—
Other	2,901		4	40	27 years	45	42
North America cards
Paydown	3,087		17	—	5 years
Credit Counseling Group Program	1,711		11	—	5 years
Interest Reversal Paydown	300		20	—	5 years
U.S. installment loans
CFNA Adjustment of Terms	775		7	33	9 years

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

        The following table presents the amounts of gross loans modified under short-term interest rate reduction programs in the U.S. as of June 30, 2011:

	June 30, 2011
In millions of dollars	Accrual	Non-accrual
Cards	$1,605	$—
Mortgage and real estate	1,463	166
Installment and other	905	81

Short-Term Modification Programs—Summary

        The following table sets forth, as of June 30, 2011, information related to Citi's significant short-term U.S. credit cards, mortgage, and installment loan modification programs:

In millions of dollars	Program balance	Program start date(1)	Average interest rate reduction	Average time period for reduction
Universal Payment Program (UPP)	$1,605		19%	12 months
Mortgage Temporary AOT	1,629	1Q09	2	9 months
Installment Temporary AOT	986	1Q09	4	7 months

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

Mortgage Modification Programs

        With respect to HAMP, from inception through June 30, 2011, approximately $10.3 billion of residential first mortgages have been enrolled in the HAMP trial period, while $4.3 billion have successfully completed the trial period. As of June 30, 2011, 37% of the loans in the HAMP trial period were successfully modified, 15% were modified under the Citi Supplemental program, 2% were in HAMP or Citi Supplemental trial, 2% subsequently received other Citi modifications, 11% received HAMP Re-Age, and 33% have not received any modification from Citi to date.

        As of June 30, 2011, Citi continued to experience re-default rates of less than 15% of active HAMP-modified loans at 12 months after modification. For HAMP, as of June 30, 2011, at 12 months after modification, the average total balance reduction on modified loans has been approximately 5% (as a percentage of the balance at the time of modification), consisting of approximately 4% from paydowns and the remaining from net credit losses. At 12 months after modification, the Citi Supplemental Mortgage (CSM) program has exhibited re-default rates of less than 25% of active modified loans as of June 30, 2011. In addition, as of June 30, 2011, at 12 months after modification, the average total balance reduction on loans modified under the CSM program has been approximately 9%, with approximately 6% from paydowns and the remaining from net credit losses.

        For mortgage modifications under CFNA's long-term AOT program, as of June 30, 2011, the average total balance reduction has been approximately 13% (as a percentage of the balance at the time of modification), consisting of approximately 4% of paydowns and 9% of net credit losses, 24 months after modification. For long-term mortgage modifications in the "Other" category, as of June 30, 2011, the average total balance reduction has been approximately 33% (as a percentage of the balance at the time of modification), consisting of approximately 23% of paydowns and 10% of net credit losses, 24 months after modification. The Responsible Lending program is in its first 12 months and due to the short period since modification, performance data is limited and thus not yet considered meaningful.

        For the short-term AOT program, as of June 30, 2011, the average total balance reduction has been 4% at 12 months after modification, with approximately half coming from paydowns and the remaining from net credit losses.

Cards Modification Programs

        As previously disclosed, Citigroup implemented certain changes to its credit card modification programs beginning in the fourth quarter of 2010, including revisions to the eligibility criteria for such programs. As a result of these changes, as well as the overall improving portfolio trends, in the second quarter of 2011, the overall volume of new entrants to Citi's card modification programs (both long- and short-term) decreased by approximately 31% compared to the first quarter of 2011. New entrants to Citi's short-term card modification programs decreased by approximately 64% in the second quarter of 2011 as compared to the prior quarter. On a year-over-year basis, the volume reductions are larger, reflecting the cumulative impact of eligibility changes and portfolio improvement. Citi considered these changes to its card modification programs and their potential effect on net credit losses in determining the loan loss reserves as of June 30, 2011.

        Generally, as of June 30, 2011, at 36 months after modification, the average total balance reduction for long-term card modification programs is approximately 82% (as a percentage of the balance at the time of modification), consisting of approximately 47% of paydowns and 35% of net credit losses. In addition, these net credit losses have been approximately 40% lower, depending upon the individual program and vintage, than those of similar card accounts that were not modified.

        For short-term modifications, as of June 30, 2011, 24 months after starting a short-term modification, balances are reduced by an average of approximately 64% (as a percentage of the balance at the time of modification), consisting of approximately 25% of paydowns and 39% of net credit losses. In addition, these net credit losses have been approximately 25%–35% lower, depending upon the individual program and vintage, than those of similar accounts that were not modified.

Installment Loan Modification Programs

        With respect to the long-term CFNA AOT program, as of June 30, 2011, 36 months after modification, the average total balance reduction is approximately 67%, consisting of approximately 18% of paydowns and 49% of net credit losses. The short-term Temporary AOT program has less vintage history and limited loss data. In this program, as of June 30, 2011, 12 months after modification, the average total balance reduction is approximately 16% (as a percentage of the balance at the time of modification), consisting of approximately 5% of paydowns and 11% of net credit losses.

Consumer Mortgage Representations and Warranties

        The majority of Citi's exposure to representation and warranty claims relates to its U.S. Consumer mortgage business.

Representation and Warranties

        As of June 30, 2011, Citi services loans previously sold as follows:

	June 30, 2011(1)
In millions	Number of loans	Unpaid principal balance
Vintage sold:
2005 and prior	0.8	$84,704
2006	0.2	30,440
2007	0.2	38,368
2008	0.3	45,695
2009	0.3	52,366
2010	0.3	50,199
2011	0.2	39,390
Indemnifications(2)	0.8	91,786

Total	3.1	$432,948

(1)
Excludes the fourth quarter of 2010 sale of servicing rights on 0.1 million loans with remaining unpaid principal balances of approximately $27,652 million. Citi continues to be exposed to representation and warranty claims on those loans.

(2)
Represents loans serviced by CitiMortgage pursuant to prior acquisitions of mortgage servicing rights which are covered by indemnification agreements from third parties in favor of CitiMortgage. Substantially all of these indemnifications expire prior to March 1, 2012. The expiration of these indemnifications is considered in determining the repurchase reserve.

        In addition, since 2000, Citi has sold $96 billion of loans to private investors, of which $49 billion were sold through securitizations. As of June 30, 2011, $34 billion of these loans (including $13 billion sold through securitizations) continue to be serviced by Citi and are included in the $433 billion of serviced loans above.

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

        For the three and six months ended June 30, 2011, 68% and 71%, respectively, and for both the three and six months ended June 30, 2010, 76% of Citi's repurchases and make-whole payments were attributable to misrepresentation of facts by either the borrower or a third party (e.g., income, employment, debts, FICO, etc.), appraisal issues (e.g., an error or misrepresentation of value), or program requirements (e.g., a loan that does not meet investor guidelines, such as contractual interest rate). To date, there has not been a meaningful difference in incurred or estimated loss for each type of defect.

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

        The unpaid principal balance of loans repurchased due to representation and warranty claims for the three months ended June 30, 2011 and 2010, respectively, was as follows:

	June 30, 2011	June 30, 2010
In millions of dollars	Unpaid principal balance	Unpaid principal balance
GSEs	$162	$63
Private investors	5	8

Total	$167	$71

        The unpaid principal balance of loans repurchased due to representation and warranty claims for the six months ended June 30, 2011 and 2010, respectively, was as follows:

	June 30, 2011	June 30, 2010
In millions of dollars	Unpaid principal balance	Unpaid principal balance
GSEs	$235	$150
Private investors	6	12

Total	$241	$162

        As evidenced in the tables above, Citi's repurchases have primarily been from the U.S. government sponsored entities (GSEs). In addition to the amounts set forth in the tables above, Citi recorded make-whole payments of $121 million and $43 million for the three months ended June 30, 2011 and 2010, respectively, and $214 million and $66 million for the six months ended June 30, 2011 and 2010, respectively.

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

        The repurchase reserve is calculated by individual sales vintage (i.e., the year the loans were sold) and is based on various assumptions. While substantially all of Citi's current loan sales are with GSEs, with which Citi has considerable historical experience, these assumptions contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. The most significant assumptions used to calculate the reserve levels are as follows:

  •
  Loan documentation requests:  Assumptions regarding future expected loan documentation requests exist as a means to predict future repurchase claim trends. These assumptions are based on recent historical trends in loan documentation requests, recent trends in historical delinquencies, forecasted delinquencies and general industry knowledge about the current repurchase environment (e.g., the level of staffing and focus by the GSEs to "put" more loans back to servicers). During the second quarter of 2011, the actual number of loan documentation requests was generally stable as compared to the first quarter of 2011, but down from the levels in the second half of 2010. Despite the improvement from 2010, however, the level of requests continues to be elevated and Citi believes it will likely remain volatile. Accordingly, as a result of the impact of this uncertainty and volatility, in assessing the long-term outlook, the estimated future loan documentation requests increased during the second quarter of 2011.

  •
  Repurchase claims as a percentage of loan documentation requests:  Given that loan documentation requests are an indicator of future repurchase claims, an assumption is made regarding the conversion rate from loan documentation requests to repurchase claims. This assumption is based on historical performance and has been generally stable in recent periods, but slightly increased during the second quarter of 2011.

  •
  Claims appeal success rate:  This assumption represents Citi's expected success at rescinding a claim by satisfying the demand for more information, disputing the claim validity, or similar matters. This assumption is based on recent historical successful appeals rates, which can fluctuate based on changes in the validity or composition of claims. During the second quarter of 2011, Citi's appeal success rate remained stable, similar to recent periods. Based on Citi's recent experience, approximately half of the repurchase claims have been successfully appealed and have resulted in no loss to Citi.

  •
  Estimated loss per repurchase or make-whole:  The assumption of the estimated loss per repurchase or make-whole payment is based on actual and estimated losses of recent historical repurchases/make-whole payments calculated for each sales vintage year in order to capture volatile housing price highs and lows. The estimated loss per repurchase or make-whole payment assumption is also impacted by estimates of loan size at the time of repurchase or make-whole payment. Recent periods have seen the actual loss per repurchase or make-whole payment increase, and this trend continued with a further modest increase in the second quarter of 2011. However, during the second quarter of 2011, the overall estimated loss per repurchase or make-whole payment declined due to a decrease in the estimated loan size of future repurchases.

        Accordingly, as set forth in the tables below, during the second quarter of 2011, the increased estimates for future loan documentation requests and the slight increase in repurchase claims as a percentage of loan documentation requests, partially offset by a decrease in the estimated loss per repurchase or make-whole, were the primary drivers of the change in estimate for the repurchase reserve amounting to $224 million. During the first quarter of 2011, the increased loss severity estimates primarily contributed to the change in estimate for the repurchase reserve amounting to $122 million, which combined with the second quarter of 2011 amounted to a $346 million change in estimate for the six months ended June 30, 2011. The $347 million increase to the repurchase reserve during the second quarter of 2010 was due to an increase in loan documentation package requests and the level of outstanding claims, as well as an overall deterioration in the other key assumptions due to the impact of macroeconomic factors and Citi's continued experience with actual losses.

        The table below sets forth the activity in the repurchase reserve for the three months ended June 30, 2011 and 2010:

In millions of dollars	June 30, 2011	June 30, 2010
Balance, beginning of period	$944	$450
Additions for new sales	4	4
Change in estimate	224	347
Utilizations	(171)	(74)

Balance, end of period	$1,001	$727

        The activity in the repurchase reserve for the six months ended June 30, 2011 and 2010 was as follows:

In millions of dollars	June 30, 2011	June 30, 2010
Balance, beginning of period	$969	$482
Additions for new sales	8	9
Change in estimate	346	347
Utilizations	(322)	(111)

Balance, end of period	$1,001	$727

        As referenced above, the repurchase reserve is calculated by sales vintage. To date, the majority of Citi's repurchases have been from the 2006 through 2008 sales vintages, which also represented the vintages with the largest loss severity. An insignificant percentage of repurchases have been from vintages prior to 2006, and Citi continues to believe that this percentage will continue to decrease, as those vintages are later in the credit cycle. Although still early in the credit cycle, Citi has also experienced lower repurchases and loss severity from sales vintages after 2008.

Sensitivity of Repurchase Reserve

        As discussed above, the repurchase reserve estimation process is subject to numerous estimates and judgments. The assumptions used to calculate the repurchase reserve contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. For example, Citi estimates that if there were a simultaneous 10% adverse change in each of the significant assumptions noted above, the repurchase reserve would increase by approximately $427 million as of June 30, 2011. This potential change is hypothetical and intended to indicate the sensitivity of the repurchase reserve to changes in the key assumptions. Actual changes in the key assumptions may not occur at the same time or to the same degree (i.e., an adverse change in one assumption may be offset by an improvement in another). Citi does not believe it has sufficient information to estimate a range of reasonably possible loss (as defined under ASC 450) relating to its Consumer representations and warranties.

Representation and Warranty Claims—By Claimant

        The representation and warranty claims by claimant for the three-month periods ended June 30, 2011 and 2010, respectively, were as follows:

	June 30, 2011		June 30, 2010
Dollars in millions	Number of claims	Original principal balance	Number of claims	Original principal balance
GSEs	3,818	$830	3,030	$627
Private investors	494	111	462	136
Mortgage insurers(1)	180	39	85	18

Total(2)	4,492	$980	3,577	$781

(1)
Represents the insurer's rejection of a claim for loss reimbursement that has yet to be resolved. To the extent that mortgage insurance will not cover the claim on a loan, Citi may have to make the GSE or private investor whole.

(2)
Includes 475 and 809 claims, and $79 million and $196 million of original principal balance, for the three-month periods ended June 30, 2011 and 2010, respectively, pursuant to prior acquisitions of mortgage servicing rights which are covered by indemnification agreements from third parties in favor of Citi.

        The representation and warranty claims by claimant for the six-month periods ended June 30, 2011 and 2010, respectively, were as follows:

	June 30, 2011		June 30, 2010
Dollars in millions	Number of claims	Original principal balance	Number of claims	Original principal balance
GSEs	7,009	$1,545	5,815	$1,210
Private investors	1,089	226	620	175
Mortgage insurers(1)	337	75	127	27

Total(2)	8,435	$1,846	6,562	$1,412

(1)
Represents the insurer's rejection of a claim for loss reimbursement that has yet to be resolved. To the extent that mortgage insurance will not cover the claim on a loan, Citi may have to make the GSE or private investor whole.

(2)
Includes 962 and 1,447 claims, and $152 million and $316 million of original principal balance, for the six-month periods ended June 30, 2011 and 2010, respectively, pursuant to prior acquisitions of mortgage servicing rights which are covered by indemnification agreements from third parties in favor of Citi.

        The number of unresolved claims by type of claimant as of June 30, 2011 and December 31, 2010, respectively, was as follows:

	June 30, 2011		December 31, 2010
Dollars in millions	Number of claims(1)	Original principal balance	Number of claims	Original principal balance
GSEs	6,238	$1,359	5,257	$1,123
Private investors	1,063	203	581	128
Mortgage insurers	137	29	78	17

Total(2)	7,438	$1,591	5,916	$1,268

(1)
For GSEs, the response to the repurchase claim is required within 90 days of the claim receipt. If Citi does not respond within 90 days, the claim would then be discussed between Citi and the GSE. For private investors, the time period for responding is governed by the individual sale agreement. If the specified timeframe is exceeded, the investor may choose to initiate legal action.

(2)
Includes 909 and 1,333 claims, and $142 million and $267 million of original principal balance, as of June 30, 2011 and December 31, 2010, respectively, pursuant to prior acquisitions of mortgage servicing rights which are covered by indemnification agreements from third parties in favor of Citi.

Securities and Banking-Sponsored Private Label Residential Mortgage Securitizations—Representations and Warranties

        Over the years, S&B has been a sponsor of private-label mortgage-backed securitizations. Mortgage securitizations sponsored by Citi's S&B business represent a much smaller portion of Citi's mortgage business than Citi's Consumer business discussed above.

        During the period 2005 through 2008, S&B sponsored approximately $66 billion in private-label mortgage-backed securitization transactions which were backed by loan collateral composed of approximately $15.5 billion prime, $12.4 billion Alt-A and $38.6 billion subprime residential mortgage loans. Of this amount, approximately $25 billion remained outstanding as of June 30, 2011. These outstanding transactions are backed by loan collateral composed of approximately $6.7 billion prime, $5.4 billion Alt-A and $13.2 billion subprime residential mortgage loans. As of June 30, 2011, Citi estimates the actual cumulative losses incurred by the issuing trusts on the $66 billion total transactions referenced above have been approximately $7.8 billion, of which approximately $6.1 billion related to subprime loans. The mortgages included in these securitizations were purchased from parties outside of S&B, and fewer than 3% of the mortgages currently outstanding were originated by Citi. In addition, fewer than 10% of the currently outstanding mortgage loans underlying these securitization transactions are serviced by Citi. The loans serviced by Citi are included in the $433 billion of residential mortgage loans referenced under "Consumer Mortgage Representations and Warranties" above.

        In connection with such transactions, representations and warranties (representations) relating to the mortgage loans included in each trust issuing the securities were made either by Citi, by third-party sellers (Selling Entities, which were also often the originators of the loans), or both. These representations were generally made or assigned to the issuing trust.

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

  •
  whether the mortgage loan was originated in conformity with the originator's underwriting guidelines; and

  •
  the detailed data concerning the mortgage loans that were included on the mortgage loan schedule.

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

        For securitizations in which Citi made representations, Citi generally also received from the Selling Entities similar representations, with the exception of certain limited representations required by, among others, the rating agencies. In cases where Citi made representations and also received the same representations from the Selling Entity for that loan, if Citi receives a claim based on breach of those representations in respect of that loan, it may have a contractual right to pursue a similar (back-to-back) claim against the Selling Entity. If only the Selling Entity made representations, then only the Selling Entity should be responsible for a claim based on breach of these representations in respect of that loan. (This discussion only relates to contractual claims based on breaches of representations.)

        For the majority of the prime and Alt-A collateral where Citi made representations and received similar representations from Selling Entities, Citi currently believes that if it received a repurchase claim for those loans it would have back-to-back claims against the Selling Entities that the Selling Entities would likely be in a position to honor. However, for the majority of the subprime collateral where Citi has back-to-back claims against Selling Entities, Citi believes that those Selling Entities would be unlikely to honor back-to-back claims because they are in bankruptcy, liquidation, or financial distress. In those situations, in the event that claims for breaches of representations were made against Citi, the Selling Entities' financial condition might preclude Citi from obtaining back-to-back recoveries against them.

        In addition to securitization transactions, during the period 2005 through 2008, S&B sold approximately $5.9 billion in whole loan mortgages, primarily to private investors. These loans were generally sold on a "servicer released" basis and, as a result, S&B is not able to determine the current outstanding balances of these loans. Only a small percentage of these loans were sold with representations by S&B that remain in effect.

        To date, S&B has received claims based on breaches of representations relating to only a small percentage of the unpaid principal balance of the mortgage loans included in its securitization transactions or whole loan sales. Citi continues to monitor this claim activity closely.

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

CORPORATE LOAN DETAILS

Corporate Credit Portfolio

        The following table represents the Corporate credit portfolio (excluding Private Banking), before consideration of collateral, by maturity at June 30, 2011. The Corporate portfolio is broken out by direct outstandings, which include drawn loans, overdrafts, interbank placements, bankers' acceptances and leases, and unfunded commitments, which include unused commitments to lend, letters of credit and financial guarantees.

	At June 30, 2011				At December 31, 2010
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$190	$52	$11	$253	$191	$43	$8	$242
Unfunded lending commitments	173	118	20	311	174	94	19	287

Total	$363	$170	$31	$564	$365	$137	$27	$529

Portfolio Mix

        The Corporate credit portfolio is diverse across geography, counterparty and industry. The following table shows the percentage of direct outstandings and unfunded commitments by region:

	June 30, 2011	December 31, 2010
North America	46%	47%
EMEA	28	28
Latin America	8	7
Asia	18	18

Total	100%	100%

        The maintenance of accurate and consistent risk ratings across the Corporate credit portfolio facilitates the comparison of credit exposure across all lines of business, geographic regions and products.

        Obligor risk ratings reflect an estimated probability of default for an obligor and are derived primarily through the use of statistical models (which are validated periodically), external rating agencies (under defined circumstances) or approved scoring methodologies. Facility risk ratings are assigned, using the obligor risk rating, and then factors that affect the loss-given default of the facility, such as support or collateral, are taken into account. Citigroup also has incorporated climate risk assessment criteria for certain obligors, as necessary. In such cases, factors evaluated include consideration of the business impact, impact of regulatory requirements, or lack thereof, and impact of physical effects on obligors and their assets.

        These factors may adversely affect the ability of some obligors to perform and thus increase the risk of lending activities to these obligors. Internal obligor ratings equivalent to BBB and above are considered investment grade. Ratings below the equivalent of the BBB category are considered non-investment grade.

        The following table presents the Corporate credit portfolio by facility risk rating at June 30, 2011 and December 31, 2010, as a percentage of the total portfolio:

	Direct outstandings and unfunded commitments
	June 30, 2011	December 31, 2010
AAA/AA/A	55%	56%
BBB	27	26
BB/B	14	13
CCC or below	3	5
Unrated	1	—

Total	100%	100%

        The Corporate credit portfolio is diversified by industry, with a concentration in the financial sector, including banks, other financial institutions, insurance companies, investment banks and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total Corporate portfolio:

	Direct outstandings and unfunded commitments
	June 30, 2011	December 31, 2010
Public sector	18%	19%
Transportation and industrial	16	16
Petroleum, energy, chemical and metal	15	15
Banks/broker-dealers	14	14
Consumer retail and health	13	12
Technology, media and telecom	8	8
Insurance and special purpose vehicles	5	5
Real estate	3	4
Hedge funds	3	3
Other industries(1)	5	4

Total	100%	100%

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

        At June 30, 2011 and December 31, 2010, $47.6 billion and $49.0 billion, respectively, of credit risk exposures were economically hedged. Citigroup's expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other risk mitigants. In addition, the reported amounts of direct outstandings and unfunded commitments above do not reflect the impact of these hedging transactions. At June 30, 2011 and December 31, 2010, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution, respectively:

Rating of Hedged Exposure

	June 30, 2011	December 31, 2010
AAA/AA/A	50%	53%
BBB	34	32
BB/B	14	11
CCC or below	2	4

Total	100%	100%

        At June 30, 2011 and December 31, 2010, the credit protection was economically hedging underlying credit exposures with the following industry distribution:

Industry of Hedged Exposure

	June 30, 2011	December 31, 2010
Petroleum, energy, chemical and metal	23%	24%
Transportation and industrial	23	19
Consumer retail and health	17	19
Technology, media and telecom	12	10
Public sector	11	13
Banks/broker-dealers	8	7
Insurance and special purpose vehicles	4	4
Other industries(1)	2	4

Total	100%	100%

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

(1)
Assets held at fair value included approximately $5.9 billion at June 30, 2011, of which approximately $4.6 billion are securities, loans and other items linked to CRE that are carried at fair value as trading account assets, approximately $1.2 billion are securities backed by CRE carried at fair value as available-for-sale (AFS) investments and approximately $0.1 billion are other exposures classified as other assets. Changes in fair value for trading account assets are reported in current earnings, while AFS investments are reported in Accumulated other comprehensive income (loss) with credit-related other-than-temporary impairments reported in current earnings.

  The majority of these exposures is classified as Level 3 in the fair value hierarchy. Over the last several years, weakened activity in the trading markets for some of these instruments resulted in reduced liquidity, thereby decreasing the observable inputs for such valuations, and could continue to have an adverse impact on how these instruments are valued in the future. See Note 19 to the Consolidated Financial Statements.

(2)
Assets held at amortized cost included approximately $1.4 billion of securities classified as held-to-maturity (HTM) and approximately $27.2 billion of loans and commitments, each as of June 30, 2011. HTM securities are accounted for at amortized cost, subject to other-than-temporary impairment evaluation. Loans and commitments are recorded at amortized cost, less loan loss reserves. The impact from changes in credit is reflected in the calculation of the allowance for loan losses and in net credit losses.

(3)
Equity and other investments included approximately $3.6 billion of equity and other investments (such as limited partner fund investments) at June 30, 2011 that are accounted for under the equity method, which recognizes gains or losses based on the investor's share of the net income of the investee.

        The following table provides a summary of Citigroup's global CRE funded and unfunded exposures at June 30, 2011 and December 31, 2010:

In billions of dollars	June 30, 2011	December 31, 2010
Institutional Clients Group
CRE exposures carried at fair value (including AFS securities)	$4.8	$4.4
Loans and unfunded commitments	18.8	17.5
HTM securities	1.4	1.5
Equity method investments	3.4	3.5

Total ICG	$28.4	$26.9

Special Asset Pool
CRE exposures carried at fair value (including AFS)	$0.6	$0.8
Loans and unfunded commitments	3.6	5.1
HTM securities	—	0.1
Equity method investments	0.2	0.2

Total SAP	$4.4	$6.2

Regional Consumer Banking
Loans and unfunded commitments	$2.8	$2.7

Local Consumer Lending
Loans and unfunded commitments	$2.0	$4.0

Brokerage and Asset Management
CRE exposures carried at fair value	$0.5	$0.5

Total Citigroup	$38.1	$40.3

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

	June 30, 2011		March 31, 2011		June 30, 2010
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$166	NM	$139	NM	$(264)	NM
Gradual change	110	NM	36	NM	(179)	NM

Mexican peso
Instantaneous change	$123	$(123)	$93	$(93)	$60	$(60)
Gradual change	79	(79)	59	$(59)	33	(33)

Euro
Instantaneous change	$50	(48)	$38	NM	$13	NM
Gradual change	30	(30)	23	NM	3	NM

Japanese yen
Instantaneous change	$87	NM	$83	NM	$133	NM
Gradual change	51	NM	49	NM	89	NM

Pound sterling
Instantaneous change	$45	NM	$13	NM	$16	NM
Gradual change	25	NM	5	NM	8	NM

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

        Certain trading-oriented businesses within Citi have accrual-accounted positions. The U.S. dollar IRE associated with these businesses is ($41) million for a 100 basis point instantaneous increase in interest rates.

        The following table shows the risk to NIR from six different changes in the implied-forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	—	100	200	(200)	(100)	—
10-year rate change (bps)	(100)	—	100	(100)	—	100

Impact to net interest revenue (in millions of dollars)	$(332)	$146	$197	NM	NM	$(112)

NM    Not meaningful. A 100 basis point or more decrease in the overnight rate would imply negative rates for the yield curve.

Value at Risk for Trading Portfolios

        For Citigroup's major trading centers, the aggregate pretax value at risk (VAR) in the trading portfolios was $202 million, $204 million, $191 million and $214 million at June 30, 2011, March 31, 2011, December 31, 2010 and June 30, 2010, respectively. Daily Citigroup trading VAR averaged $184 million and ranged from $148 million to $243 million during the second quarter of 2011.

        The following table summarizes VAR for Citigroup trading portfolios at June 30, 2011, March 31, 2011 and June 30, 2010, including the total VAR, the specific risk-only component of VAR, the isolated general market factor VARs, along with the quarterly averages.

In million of dollars	June 30, 2011	Second Quarter 2011 Average	March 31, 2011	First Quarter 2011 Average	June 30, 2010	Second Quarter 2010 Average
Interest rate	$258	$230	$256	$233	$244	$224
Foreign exchange	53	60	62	53	57	57
Equity	42	46	34	49	71	64
Commodity	20	25	27	23	24	21
Diversification benefit	(171)	(177)	(175)	(163)	(182)	(178)

Total—All market risk factors, including general and specific risk	$202	$184	$204	$195	$214	$188

Specific risk-only component(1)	$21	$16	$16	$15	$17	$16

Total—General market factors only	$181	$168	$188	$180	$197	$172

(1)
The specific risk-only component represents the level of equity and debt issuer-specific risk embedded in VAR.

        The table below provides the range of market factor VARs, inclusive of specific risk, across the quarters ended:

	June 30, 2011		March 31, 2011		June 30, 2010
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$190	$322	$187	$274	$198	$270
Foreign exchange	35	92	34	81	36	94
Equity	27	82	29	74	48	89
Commodity	19	33	16	36	15	27

        The following table provides the VAR for S&B for the second and first quarter of 2011:

In millions of dollars	June 30, 2011	March 31, 2011
Total—All market risk factors, including general and specific risk	$143	$113

Average—during quarter	$139	$149
High—during quarter	188	174
Low—during quarter	104	107

INTEREST REVENUE/EXPENSE AND YIELDS

Average Rates—Interest Revenue, Interest Expense, and Net Interest Margin

In millions of dollars	2nd Qtr. 2011		1st Qtr. 2011		2nd Qtr. 2010		Change 2Q11 vs. 2Q10
Interest revenue	$18,706		$18,277		$20,492		(9)%
Interest expense	6,436		6,051		6,429		—

Net interest revenue(1)(2)(3)	$12,270		$12,226		$14,063		(13)%

Interest revenue—average rate	4.29%		4.31%		4.59%		(30	)bps
Interest expense—average rate	1.69%		1.62%		1.61%		8	bps
Net interest margin	2.82%		2.88%		3.15%		(33	)bps

Interest-rate benchmarks
Federal Funds rate—end of period	0.00-0.25%		0.00-0.25%		0.00-0.25%		—
Federal Funds rate—average rate	0.00-0.25%		0.00-0.25%		0.00-0.25%		—

Two-year U.S. Treasury note—average rate	0.56%		0.69%		0.87%		(31	)bps
10-year U.S. Treasury note—average rate	3.20%		3.46%		3.49%		(29	)bps

10-year vs. two-year spread	264	bps	277	bps	262	bps

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $122 million, $124 million and $136 million for the three-months ended June 30, 2011, March 31, 2011 and June 30, 2010, respectively.

(2)
Excludes expenses associated with hybrid financial instruments and beneficial interest in consolidated VIEs. These obligations are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

(3)
Net interest revenue includes the FDIC assessment and deposit insurance fees and charges of $367 million, $220 million and $242 million for the three months ended June 30, 2011, March 31, 2011 and June 30, 2010, respectively.

        A significant portion of Citi's business activities are based upon gathering deposits and borrowing money and then lending or investing those funds, or participating in market making activities in tradable securities. The net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.

        During the second quarter of 2011, similar to the first quarter of 2011, Citi's NIM decreased by approximately 6 basis points. The sequential decrease in NIM was primarily driven by the previously-disclosed impact of Citi's increased FDIC assessment and the continued run-off and sales of higher-yielding assets in Citi Holdings, including the sale of $12.7 billion of SAP securities transferred from held-to-maturity at the end of the first quarter of 2011, combined with the lower-yielding net loan growth in Citicorp. These decreases were partially offset by the absence of the $245 million increase in reserves related to customer refunds for the charging of gray zone interest in Citi's Japan Consumer Finance business in the first quarter of 2011 and the run-off and buy-backs of approximately $16 billion of Citi long-term debt during the second quarter of 2011.

        Year-over-year, Citi's NIM decreased by 33 basis points, primarily driven by lower investment yields and the continued run-off and sales of higher-yielding assets in Citi Holdings.

        Absent any further significant portfolio sale out of Citi Holdings, Citi currently expects NIM to generally stabilize during the second half of 2011. NIM will continue to be driven by the pace of run-off and asset sales in Citi Holdings and loan growth in Citicorp, as well as the continued run-off of Citigroup long-term debt.

AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars	2nd Qtr. 2011	1st Qtr. 2011	2nd Qtr. 2010	2nd Qtr. 2011	1st Qtr. 2011	2nd Qtr. 2010	2nd Qtr. 2011	1st Qtr. 2011	2nd Qtr. 2010
Assets
Deposits with banks(5)	$173,728	$179,510	$168,330	$460	$459	$291	1.06%	1.04%	0.69%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$166,793	$151,041	$186,283	$360	$392	$452	0.87%	1.05%	0.97%
In offices outside the U.S.(5)	113,356	104,170	83,055	543	446	329	1.92	1.74	1.59

Total	$280,149	$255,211	$269,338	$903	$838	$781	1.29%	1.33%	1.16%

Trading account assets(7)(8)
In U.S. offices	$124,366	$132,016	$130,475	$1,107	$1,133	$1,046	3.57%	3.48%	3.22%
In offices outside the U.S.(5)	154,170	144,408	149,628	1,128	900	992	2.93	2.53	2.66

Total	$278,536	$276,424	$280,103	$2,235	$2,033	$2,038	3.22%	2.98%	2.92%

Investments
In U.S. offices
Taxable	$175,106	$175,870	$157,621	$818	$950	$1,301	1.87%	2.19%	3.31%
Exempt from U.S. income tax	13,319	12,996	15,305	219	273	232	6.60	8.52	6.08
In offices outside the U.S.(5)	129,960	131,540	138,477	1,181	1,285	1,488	3.64	3.96	4.31

Total	$318,385	$320,406	$311,403	$2,218	$2,508	$3,021	2.79%	3.17%	3.89%

Loans (net of unearned income)(9)
In U.S. offices	$370,513	$376,710	$460,147	$7,302	$7,445	$9,165	7.90%	8.02%	7.99%
In offices outside the U.S.(5)	275,681	262,320	249,353	5,472	4,843	5,074	7.96	7.49	8.16

Total	$646,194	$639,030	$709,500	$12,774	$12,288	$14,239	7.93%	7.80%	8.05%

Other interest-earning assets	$50,432	$49,493	$51,519	$116	$151	$122	0.92%	1.24%	0.95%

Total interest-earning assets	$1,747,424	$1,720,074	$1,790,193	$18,706	$18,277	$20,492	4.29%	4.31%	4.59%

Non-interest-earning assets(7)	234,882	231,083	226,902
Total assets from discontinued operations	—	2,672	—

Total assets	$1,982,306	$1,953,829	$2,017,095

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $122 million, $124 million and $136 million for the three-months ended June 30, 2011, March 31, 2011 and June 30, 2010, respectively.

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

(9)
Includes cash-basis loans.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars	2nd Qtr. 2011	1st Qtr. 2011	2nd Qtr. 2010	2nd Qtr. 2011	1st Qtr. 2011	2nd Qtr. 2010	2nd Qtr. 2011	1st Qtr. 2011	2nd Qtr. 2010
Liabilities
Deposits
In U.S. offices
Savings deposits(5)	$194,337	$192,298	$186,070	$518	$391	$461	1.07%	0.82%	0.99%
Other time deposits	29,624	32,859	48,171	77	109	100	1.04	1.35	0.83
In offices outside the U.S.(6)	499,800	490,525	475,562	1,635	1,514	1,475	1.31	1.25	1.24

Total	$723,761	$715,682	$709,803	$2,230	$2,014	$2,036	1.24%	1.14%	1.15%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$118,376	$118,314	$137,610	$241	$175	$237	0.82%	0.60%	0.69%
In offices outside the U.S.(6)	103,323	97,302	100,759	692	562	560	2.69	2.34	2.23

Total	$221,699	$215,616	$238,369	$933	$737	$797	1.69%	1.39%	1.34%

Trading account liabilities(8)(9)
In U.S. offices	$37,731	$34,861	$39,709	$114	$51	$88	1.21%	0.59%	0.89%
In offices outside the U.S.(6)	54,114	45,914	43,528	54	33	18	0.40	0.29	0.17

Total	$91,845	$80,775	$83,237	$168	$84	$106	0.73%	0.42%	0.51%

Short-term borrowings
In U.S. offices	$91,339	$94,028	$122,260	$27	$69	$181	0.12%	0.30%	0.59%
In offices outside the U.S.(6)	38,055	40,229	33,630	141	101	34	1.49	1.02	0.41

Total	$129,394	$134,257	$155,890	$168	$170	$215	0.52%	0.51%	0.55%

Long-term debt(10)
In U.S. offices	$339,033	$347,559	$391,524	$2,735	$2,849	$3,061	3.24%	3.32%	3.14%
In offices outside the U.S.(6)	19,348	20,290	23,369	202	197	214	4.19	3.94	3.67

Total	$358,381	$367,849	$414,893	$2,937	$3,046	$3,275	3.29%	3.36%	3.17%

Total interest-bearing liabilities	$1,525,080	$1,514,179	$1,602,192	$6,436	$6,051	$6,429	1.69%	1.62%	1.61%

Demand deposits in U.S. offices	19,644	18,815	14,986
Other non-interest-bearing liabilities(8)	260,873	251,663	243,892
Total liabilities from discontinued operations	—	39	—

Total liabilities	$1,805,597	$1,784,696	$1,861,070

Citigroup equity(11)	$174,628	$166,777	$153,798
Noncontrolling interest	$2,081	$2,356	$2,227

Total stockholders' equity(11)	$176,709	$169,133	$156,025

Total liabilities and stockholders' equity	$1,982,306	$1,953,829	$2,017,095

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$992,942	$985,985	$1,087,675	$6,265	$6,709	$8,160	2.53%	2.76%	3.01%
In offices outside the U.S.(6)	754,482	734,089	702,518	6,005	5,517	5,903	3.19	3.05	3.37

Total	$1,747,424	$1,720,074	$1,790,193	$12,270	$12,226	$14,063	2.82%	2.88%	3.15%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $122 million, $124 million and $136 million for the three-months ended June 30, 2011, March 31, 2011 and June 30, 2010, respectively.

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

(5)
Savings deposits consist of Insured Money Market accounts, NOW accounts and other savings deposits. The interest expense includes the FDIC assessment and deposit insurance fees and charges of $367 million, $220 million and $242 million for the three months ended June 30, 2011, March 31, 2011 and June 30, 2010, respectively.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

	Average Volume		Interest Revenue		% Average Rate
In millions of dollars	Six Months 2011	Six Months 2010	Six Months 2011	Six Months 2010	Six Months 2011	Six Months 2010
Assets
Deposits with banks(5)	$176,619	$167,354	$919	$581	1.05%	0.70%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$158,917	$173,158	$752	$923	0.95%	1.07%
In offices outside the U.S.(5)	108,763	80,554	989	610	1.83	1.53

Total	$267,680	$253,712	$1,741	$1,533	1.31%	1.22%

Trading account assets(7)(8)
In U.S. offices	$128,191	$131,126	$2,240	$2,142	3.52%	3.29%
In offices outside the U.S.(5)	149,289	151,015	2,028	1,795	2.74	2.40

Total	$277,480	$282,141	$4,268	$3,937	3.10%	2.81%

Investments(1)
In U.S. offices
Taxable	$175,488	$154,239	$1,768	$2,690	2.03%	3.52%
Exempt from U.S. income tax	13,158	15,438	492	438	7.54	5.72
In offices outside the U.S.(5)	130,750	141,685	2,466	3,035	3.80	4.32

Total	$319,396	$311,362	$4,726	$6,163	2.98%	3.99%

Loans (net of unearned income)(9)
In U.S. offices	$373,612	$469,765	$14,747	$18,688	7.96%	8.02%
In offices outside the U.S.(5)	269,000	253,921	10,315	10,237	7.73	8.13

Total	$642,612	$723,686	$25,062	$28,925	7.86%	8.06%

Other interest-earning assets	$49,963	$48,707	$267	$278	1.08%	1.15%

Total interest-earning assets	$1,733,750	$1,786,962	$36,983	$41,417	4.30%	4.67%

Non-interest-earning assets(7)	232,982	228,122
Total assets from discontinued operations	1,336	—

Total assets	$1,968,068	$2,015,084

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $246 million and $278 million for the six- months ended June 30, 2011 and 2010, respectively.

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

(9)
Includes cash-basis loans.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

	Average Volume		Interest Expense		% Average Rate
In millions of dollars	Six Months 2011	Six Months 2010	Six Months 2011	Six Months 2010	Six Months 2011	Six Months 2010
Liabilities
Deposits
In U. S. offices
Savings deposits(5)	$193,318	$182,168	$909	$919	0.95%	1.02%
Other time deposits	31,242	51,281	186	243	1.20	0.96
In offices outside the U.S.(6)	495,162	478,282	3,149	2,954	1.28	1.25

Total	$719,722	$711,731	$4,244	$4,116	1.19%	1.17%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$118,345	$129,153	$416	$416	0.71%	0.65%
In offices outside the U.S.(6)	100,313	90,103	1,254	1,035	2.52	2.32

Total	$218,658	$219,256	$1,670	$1,451	1.54%	1.33%

Trading account liabilities(8)(9)
In U.S. offices	$36,296	$36,176	$165	$132	0.92%	0.74%
In offices outside the U.S.(6)	50,014	45,216	87	37	0.35	0.17

Total	$86,310	$81,392	$252	$169	0.59%	0.42%

Short-term borrowings
In U.S. offices	$92,684	$137,522	$96	$385	0.21%	0.56%
In offices outside the U.S.(6)	39,142	30,645	242	106	1.25	0.70

Total	$131,826	$168,167	$338	$491	0.52%	0.59%

Long-term debt(10)
In U.S. offices	$343,296	$394,318	$5,584	$6,117	3.28%	3.13%
In offices outside the U.S.(6)	19,819	24,662	399	427	4.06	3.49

Total	$363,115	$418,980	$5,983	$6,544	3.32%	3.15%

Total interest-bearing liabilities	$1,519,631	$1,599,526	$12,487	$12,771	1.66%	1.61%

Demand deposits in U.S. offices	19,230	15,831
Other non-interest bearing liabilities(8)	256,266	245,629
Total liabilities from discontinued operations	20	—

Total liabilities	$1,795,147	$1,860,986

Total Citigroup equity(11)	$170,702	$151,895
Noncontrolling interest	2,219	2,203

Total Equity	$172,921	$154,098

Total liabilities and stockholders' equity	$1,968,068	$2,015,084

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$989,464	$1,084,175	$12,974	$16,842	2.64%	3.13%
In offices outside the U.S.(6)	744,286	702,787	11,522	11,804	3.12	3.39

Total	$1,733,750	$1,786,962	$24,496	$28,646	2.85%	3.23%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $246 million and $278 million for the six- months ended June 30, 2011 and 2010, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations.

(5)
Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits. The interest expense includes the FDIC assessment and deposit insurance fees and charges of $587 million and $465 million for the six months ended June 30, 2011 and June 30, 2010, respectively.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

 ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	2nd Qtr. 2011 vs. 1st Qtr. 2011			2nd Qtr. 2011 vs. 2nd Qtr. 2010
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits with banks(4)	$(15)	$16	$1	$10	$159	$169

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$38	$(70)	$(32)	$(45)	$(47)	$(92)
In offices outside the U.S.(4)	41	56	97	136	78	214

Total	$79	$(14)	$65	$91	$31	$122

Trading account assets(5)
In U.S. offices	$(67)	$41	$(26)	$(51)	$112	$61
In offices outside the U.S.(4)	64	164	228	31	105	136

Total	$(3)	$205	$202	$(20)	$217	$197

Investments(1)
In U.S. offices	$(3)	$(183)	$(186)	$127	$(623)	$(496)
In offices outside the U.S.(4)	(15)	(89)	(104)	(87)	(220)	(307)

Total	$(18)	$(272)	$(290)	$40	$(843)	$(803)

Loans (net of unearned income)(6)
In U.S. offices	$(122)	$(21)	$(143)	$(1,767)	$(96)	$(1,863)
In offices outside the U.S.(4)	254	375	629	525	(127)	398

Total	$132	$354	$486	$(1,242)	$(223)	$(1,465)

Other interest-earning assets	3	(38)	(35)	(3)	(3)	(6)

Total interest revenue	$178	$251	$429	$(1,124)	$(662)	$(1,786)

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

(6)
Includes cash-basis loans.

 ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	2nd Qtr. 2011 vs. 1st Qtr. 2011			2nd Qtr. 2011 vs. 2nd Qtr. 2010
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits(4)
In U.S. offices	$(3)	98	$95	$(25)	$59	$34
In offices outside the U.S.(5)	29	92	121	77	83	160

Total	$26	190	$216	$52	$142	$194

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$—	66	$66	$(36)	$40	$4
In offices outside the U.S.(5)	36	94	130	15	117	132

Total	$36	160	$196	$(21)	$157	$136

Trading account liabilities(6)
In U.S. offices	$5	58	$63	$(5)	$31	$26
In offices outside the U.S.(5)	7	14	21	5	31	36

Total	$12	72	$84	$—	$62	$62

Short-term borrowings
In U.S. offices	$(2)	(40)	$(42)	$(37)	$(117)	$(154)
In offices outside the U.S.(5)	(6)	46	40	5	102	107

Total	$(8)	6	$(2)	$(32)	$(15)	$(47)

Long-term debt
In U.S. offices	$(69)	(45)	$(114)	$(421)	$95	$(326)
In offices outside the U.S.(5)	(9)	14	5	(40)	28	(12)

Total	$(78)	(31)	$(109)	$(461)	$123	$(338)

Total interest expense	$(12)	397	$385	$(462)	$469	$7

Net interest revenue	$190	(146)	$44	$(662)	$(1,131)	$(1,793)

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

(4)
The interest expense on deposits includes the FDIC assessment and deposit insurance fees and charges of $367 million, $220 million and $242 million for the three months ended June 30, 2011, March 31, 2011 and June 30, 2010, respectively.

(5)
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

ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)

	Six Months 2011 vs. Six Months 2010
	Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)
Deposits at interest with banks(4)	$34	$304	$338

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(72)	$(99)	$(171)
In offices outside the U.S.(4)	241	138	379

Total	$169	$39	$208

Trading account assets(5)
In U.S. offices	$(49)	$147	$98
In offices outside the U.S.(4)	(21)	254	233

Total	$(70)	$401	$331

Investments(1)
In U.S. offices	$320	$(1,188)	$(868)
In offices outside the U.S.(4)	(223)	(346)	(569)

Total	$97	$(1,534)	$(1,437)

Loans (net of unearned income)(6)
In U.S. offices	$(3,796)	$(145)	$(3,941)
In offices outside the U.S.(4)	592	(514)	78

Total	$(3,204)	$(659)	$(3,863)

Other interest-earning assets	$7	$(18)	$(11)

Total interest revenue	$(2,967)	$(1,467)	$(4,434)

Deposits(7)
In U.S. offices	$(44)	$(23)	$(67)
In offices outside the U.S.(4)	106	89	195

Total	$62	$66	$128

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(36)	$36	$—
In offices outside the U.S.(4)	123	96	219

Total	$87	$132	$219

Trading account liabilities(5)
In U.S. offices	$—	$33	$33
In offices outside the U.S.(4)	4	46	50

Total	$4	$79	$83

Short-term borrowings
In U.S. offices	$(99)	$(190)	$(289)
In offices outside the U.S.(4)	35	101	136

Total	$(64)	$(89)	$(153)

Long-term debt
In U.S. offices	$(819)	$286	$(533)
In offices outside the U.S.(4)	(91)	63	(28)

Total	$(910)	$349	$(561)

Total interest expense	$(821)	$537	$(284)

Net interest revenue	$(2,146)	$(2,004)	$(4,150)

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

(6)
Includes cash-basis loans.

(7)
The interest expense on deposits includes the FDIC assessment and deposit insurance fees and charges of $587 million and $465 million for the six months ended June 30, 2011 and June 30, 2010, respectively.

 COUNTRY AND CROSS-BORDER RISK

Country Risk

        Country risk is the risk that an event in a country (precipitated by developments within or external to a country) will impair the value of Citi's franchise or will adversely affect the ability of obligors within that country to honor their obligations to Citi. Country risk events may include sovereign defaults, banking crises, currency crises and/or political events.

        Several European countries, including Greece, Ireland, Italy, Portugal and Spain, have been the subject of credit deterioration due to weaknesses in their economic and fiscal situations. Citigroup continues to actively monitor its exposures to these, as well as other, countries.

        As of June 30, 2011, Citi's current net funded exposure to the sovereign entities of Greece, Ireland, Italy, Portugal and Spain (GIIPS), as well as financial institutions and corporations domiciled in these countries, totaled approximately $13.5 billion based on Citi's internal risk management measures.

        The country designation is based on the country to which the client relationship, taken as a whole, is most directly exposed to economic, financial, socio-political or legal risks. This includes exposure to subsidiaries within the client relationship that are domiciled outside of the country.

In billions of U.S. dollars	June 30, 2011
Trading/AFS Exposure	$1.6
Net Credit Exposure
Sovereigns	$1.6
Financial Institutions	6.4
Corporations	3.9

Subtotal	$11.9
Total	$13.5

        Citi currently believes that the risk of loss associated with these exposures is materially lower than the exposure levels.

        Of the $13.5 billion in existing net funded exposure, approximately $1.6 billion is in assets held in trading portfolios and available-for-sale portfolios, which are marked to market daily, and where Citi's trading exposure levels vary as it maintains inventory consistent with customer needs. The remaining $11.9 billion is net credit exposure, mostly in the form of funded loans composed of approximately $1.6 billion to sovereigns; approximately $6.4 billion to financial institutions, of which approximately 70% represents short-term, off-shore placements with these financial institutions' non-GIIPS subsidiaries or is fully collateralized by high quality, primarily non-GIIPS collateral; and approximately $3.9 billion to corporations, of which approximately 2/3rds is to multi-national corporations domiciled in the GIIPS, and includes Citi's lending to their non-GIIPS subsidiaries.

        The $13.5 billion in existing net funded exposure has been reduced by approximately $2.0 billion in non-GIIPS margin posted under legally-enforceable margin agreements, as well as approximately $7.0 billion in hedge positions (approximately 60% sovereigns and 40% corporates), consisting of purchased credit protection from non-GIIPS financial institutions.

        In addition, the $13.5 billion in existing net funded exposure has not been reduced by approximately $3.6 billion in additional collateral held, which takes a variety of forms, from securities, to receivables, to hard assets, and is held under a variety of collateral arrangements. It has also not been reduced by established SFAS 5 or SFAS 114 credit loss reserves associated with these exposures.

        Citi also has $9.2 billion of unfunded exposure, primarily to multinational corporations headquartered in the GIIPS. These unfunded lines generally have standard conditions that must be met before they can be drawn. Like other banks, Citi also provides settlement and clearing facilities for a variety of clients in these countries, and is actively monitoring and managing these intra-day exposures.

        Citi also has additional, locally-funded exposure in the GIIPS to retail customers and small businesses, as part of its local lending activities. The vast majority of this exposure is in Citi Holdings (Spain and Greece).

        The sovereign entities of Greece, Ireland, Italy, Portugal and Spain, as well as the financial institutions and corporations in these countries, are important clients in the global Citi franchise. Citi fully expects to maintain its presence in these markets to service all of its global customers. As such, Citi's exposure in these countries may vary over time, based upon client needs and transaction structures.

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

        FFIEC cross-border risk measures exposure to the immediate obligors or counterparties domiciled in the given country or, if applicable, by the location of collateral or guarantors of the legally-binding guarantees. Cross-border outstandings are reported based on the country of the obligor or guarantor. Outstandings backed by cash collateral are assigned to the country in which the collateral is held. For securities received as collateral, cross-border outstandings are reported in the domicile of the issuer of the securities. Cross-border resale agreements are presented based on the domicile of the counterparty.

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

        The table below sets forth the countries where Citigroup's total cross-border outstandings and commitments, as defined by FFIEC guidelines, exceeded 0.75% of total Citigroup assets as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Cross-Border Claims on Third Parties								December 31, 2010
In billions of U.S. dollars	Banks	Public	Private	Total	Trading and short-term claims(1)	Investments in and funding of local franchises	Total cross-border outstandings	Commitments(2)	Total cross-border outstandings	Commitments(2)
France	$15.7	$12.1	$15.8	$43.6	$36.3	$0.4	$44.0	$64.9	$36.8	$54.3
United Kingdom	18.3	0.4	21.8	40.5	37.2	—	40.5	115.8	31.8	106.3
Germany	13.3	20.0	4.5	37.8	33.1	—	37.8	49.4	32.7	44.3
India	3.9	0.8	5.6	10.3	9.8	20.4	30.7	5.7	28.5	4.5
Brazil	1.9	1.2	7.7	10.8	8.4	8.5	19.3	24.5	16.2	22.1
Cayman Islands	1.4	0.1	17.0	18.5	18.1	0.1	18.6	3.6	19.7	3.2
Mexico	2.7	0.4	4.2	7.3	4.6	10.9	18.2	13.4	16.1	11.9
Spain	3.2	3.3	4.3	10.8	7.6	5.0	15.8	23.3	11.3	15.2

(1)
Included in total cross-border claims on third parties.

(2)
Commitments (not included in total cross-border outstandings) include legally-binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC. The FFIEC definition of commitments includes commitments to local residents to be funded with local currency local liabilities.

Differences Between Country and Cross-Border Risk

        As described in more detail in the sections above, there are significant differences between the reporting of country risk and cross-border risk. A general summary of the more significant differences is as follows:

  •
  Country risk is the risk that an event within a country will impair the value of Citi's franchise or adversely affect the ability of obligors within the country to honor their obligations to Citi. Country risk reporting is based on the identification of the country where the client relationship, taken as a whole, is most directly exposed to the economic, financial, socio-political or legal risks. Generally, country risk includes the benefit of margin received as well as offsetting exposures and hedge positions. As such, country risk, which is reported based on Citi's internal risk management standards, measures net exposure to a credit or market risk event.

  •
  Cross-border risk, as defined by the FFIEC, focuses on the potential exposure if foreign governments take actions, such as enacting exchange controls, that prevent the conversion of local currency to non-local currency or restrict the remittance of funds outside the country. Unlike country risk, FFIEC cross-border risk measures exposure to the immediate obligors or counterparties domiciled in the given country or, if applicable, by the location of collateral or guarantors of the legally-binding guarantees, generally without the benefit of margin received or hedge positions, and recognizes offsetting exposures only for certain products.

  •
  The differences between the presentation of country risk and cross-border risk can be substantial, including the identification of the country of risk, as described above. In addition, some of the more significant differences by product, are described below:

  —
  For country risk, net derivative receivables are generally reported based on fair value, netting receivables and payables under the same legally-binding netting agreement, and recognizing the benefit of margin received and any hedge positions in place. For cross-border risk, these items are also reported based on fair value and allow for netting of receivables and payables if a legally-binding netting agreement is in place, but only with the same specific counterparty, and do not recognize the benefit of margin received or hedges in place.

  —
  For country risk, loans are reported net of hedges. For cross-border risk, loans are reported without taking hedges into account.

  —
  For country risk, securities in AFS and trading portfolios are reported on a net basis, netting long positions against short positions. For cross-border risk, securities in AFS and trading portfolios are not netted.

  —
  For country risk, credit default swaps (CDS) are reported based on the net notional amount of CDS purchased and sold, assuming zero recovery from the underlying entity, and adjusted for any mark-to-market receivable or payable position. For cross-border risk, CDS are included based on the gross notional amount sold, and do not include any offsetting purchased CDS on the same underlying entity.

  —
  For country risk, repos and reverse repos, as well as securities lent and borrowed, are reported on a net basis, based on their notional amounts reduced by any collateral. For cross-border risk, reverse repos and securities borrowed are reported based on notional amounts and do not include the value of any collateral received (repos and securities lent are not included in cross-border risk reporting).

DERIVATIVES

        See Note 18 to the Consolidated Financial Statements for a discussion and disclosures related to Citigroup's derivative activities. The following discussions relate to the fair valuation adjustments for derivatives, credit derivatives activities and derivative obligor information.

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

        Second, market-based views of default probabilities derived from observed credit spreads in the credit default swap market are applied to the expected future cash flows determined in step one. Own-credit CVA is determined using Citi-specific credit default swap (CDS) spreads for the relevant tenor. Generally, counterparty CVA is determined using CDS spread indices for each credit rating and tenor. For certain identified facilities where individual analysis is practicable (for example, exposures to monoline counterparties), counterparty-specific CDS spreads are used.

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

        The table below summarizes the CVA applied to the fair value of derivative instruments as of June 30, 2011 and December 31, 2010:

	Credit valuation adjustment contra-liability (contra-asset)
In millions of dollars	June 30, 2011	December 31, 2010
Non-monoline counterparties	$(2,606)	$(3,015)
Citigroup (own)	1,134	1,285

Net non-monoline CVA	$(1,472)	$(1,730)
Monoline counterparties(1)	(1)	(1,548)

Total CVA—derivative instruments	$(1,473)	$(3,278)

(1)
The reduction in CVA on derivative instruments with monoline counterparties includes $1.4 billion of utilizations/releases in the first quarter of 2011.

        The table below summarizes pretax gains (losses) related to changes in credit valuation adjustments on derivative instruments, net of hedges:

	Credit valuation adjustment gain (loss)
In millions of dollars	Second Quarter 2011	Second Quarter 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
CVA on derivatives, excluding monolines	$(77)	$(247)	$(220)	$67
CVA related to monoline counterparties	1	35	180	433

Total CVA—derivative instruments	$(76)	$(212)	$(40)	$500

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

Credit Derivatives

        Citigroup makes markets in and trades a range of credit derivatives, both on behalf of clients as well as for its own account. Through these contracts, Citigroup either purchases or writes protection on either a single-name or portfolio basis. Citi primarily uses credit derivatives to help mitigate credit risk in its corporate loan portfolio and other cash positions and to facilitate client transactions.

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

        The following tables summarize the key characteristics of Citi's credit derivatives portfolio by counterparty and derivative form as of June 30, 2011 and December 31, 2010:

June 30, 2011

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$40,498	$37,444	$943,851	$896,051
Broker-dealer	14,564	15,203	327,899	305,309
Monoline	13	—	241	—
Non-financial	116	129	2,690	3,137
Insurance and other financial institutions	8,953	8,488	197,796	148,288

Total by industry/counterparty	$64,144	$61,264	$1,472,477	$1,352,785

By instrument
Credit default swaps and options	$63,933	$59,697	$1,447,831	$1,351,146
Total return swaps and other	211	1,567	24,646	1,639

Total by instrument	$64,144	$61,264	$1,472,477	$1,352,785

By rating
Investment grade	$16,836	$16,496	$668,703	$605,034
Non-investment grade(1)	47,308	44,768	803,774	747,751

Total by rating	$64,144	$61,264	$1,472,477	$1,352,785

By maturity
Within 1 year	$2,344	$1,977	$200,544	$181,442
From 1 to 5 years	36,456	36,760	1,033,116	952,825
After 5 years	25,344	22,527	238,817	218,518

Total by maturity	$64,144	$61,264	$1,472,477	$1,352,785

December 31, 2010

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$37,586	$35,727	$820,211	$784,080
Broker-dealer	15,428	16,239	319,625	312,131
Monoline	1,914	2	4,409	—
Non-financial	93	70	1,277	1,463
Insurance and other financial institutions	10,108	7,760	177,171	125,442

Total by industry/counterparty	$65,129	$59,798	$1,322,693	$1,223,116

By instrument
Credit default swaps and options	$64,840	$58,225	$1,301,514	$1,221,211
Total return swaps and other	289	1,573	21,179	1,905

Total by instrument	$65,129	$59,798	$1,322,693	$1,223,116

By rating
Investment grade	$18,427	$15,368	$547,171	$487,270
Non-investment grade(1)	46,702	44,430	775,522	735,846

Total by rating	$65,129	$59,798	$1,322,693	$1,223,116

By maturity
Within 1 year	$1,716	$1,817	$164,735	$162,075
From 1 to 5 years	33,853	34,298	935,632	853,808
After 5 years	29,560	23,683	222,326	207,233

Total by maturity	$65,129	$59,798	$1,322,693	$1,223,116

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

        Citi actively monitors its counterparty credit risk in credit derivative contracts. Approximately 92% and 89% of the gross receivables are from counterparties with which Citi maintains collateral agreements as of June 30, 2011 and December 31, 2010, respectively. A majority of Citi's top 15 counterparties (by receivable balance owed to the company) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citigroup may call for additional collateral.

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

        At June 30, 2011, Citigroup had recorded net DTAs of approximately $50.6 billion, a decrease of $1.5 billion from December 31, 2010 and $0.5 billion sequentially.

        Although realization is not assured, Citi believes that the realization of the recognized net deferred tax asset of $50.6 billion at June 30, 2011 is more likely than not based on expectations as to future taxable income in the jurisdictions in which the DTAs arise, and based on available tax planning strategies as defined in ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryforward from expiring.

        The following table summarizes Citi's net DTAs balance at June 30, 2011 and December 31, 2010:

Jurisdiction/Component

In billions of dollars	DTAs balance June 30, 2011	DTAs balance December 31, 2010
U.S. federal	$40.7	$41.6
State and local	4.2	4.6
Foreign	5.7	5.9

Total	$50.6	$52.1

        Approximately $12 billion of the net deferred tax asset was included in Citi's Tier 1 Capital and Tier 1 Common regulatory capital as of June 30, 2011.

Other

        Citi could conclude its IRS audit for the years 2006-2008 within the next 12 months. Due to the level of the issues that remain unresolved in this audit as of June 30, 2011, however, it is not currently possible to reasonably estimate the change in the amount of the unrecognized tax benefits that would result or the impact, if any, on Citi's effective tax rate.

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

        Citigroup's management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2011 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup's disclosure controls and procedures were effective.

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

        Such statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results and capital and other financial condition may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included in this Form 10-Q, the factors listed and described under "Risk Factors" in Citi's 2010 Annual Report on Form 10-K, and the factors described below:

  •
  the potential impact resulting from the issues surrounding the level of U.S. government debt, as well as the possible downgrade of the credit rating of U.S. obligations by one or more rating agencies, on Citigroup's liquidity and funding as well as its businesses and the markets in general;

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

  •
  the potential negative impacts to Citi of regulatory requirements aimed at facilitation of the orderly resolution of large financial institutions, as required under the Financial Reform Act or overseas regulations;

  •
  risks arising from Citi's extensive operations outside the U.S., including the continued economic and financial conditions affecting certain countries in Europe (both sovereign entities and institutions located within such countries), and the continued volatile political environment in certain emerging markets, as well as Citi's ability to comply with conflicting or inconsistent regulations across markets;

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

  •
  the impact of restrictions imposed on proprietary trading and funds-related activities by the Financial Reform Act, including the potential negative impact on Citi's market-making activities and its global competitive position with respect to its trading activities and the possibility that Citi will be required to divest certain of its investments at less than fair market value;

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

  •
  the exposure of Citi, as originator of residential mortgage loans, servicer or seller of such loans, sponsor or underwriter of residential mortgage-backed securitization transactions or in other capacities, to government sponsored enterprises (GSEs), investors, mortgage insurers, or other third parties as a result of representations and warranties made in connection with the transfer, sale or securitization of such loans;

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

  •
  the continued uncertainty about the sustainability and pace of the economic recovery and the potential impact on Citi's businesses and results of operations, including the delinquency rates and net credit losses within its Consumer mortgage portfolios;

  •
  Citi's ability to maintain adequate liquidity in light of changing liquidity standards in the U.S. or abroad, and the continued impact of maintaining adequate liquidity on Citi's NIM;

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

  •
  Citi's ability to continue to control expenses, particularly as it continues to invest in the businesses in Citicorp with the continued uncertainty of the impact of FX translation and legal and regulatory expenses from quarter-to-quarter;

  •
  Citi's ability to hire and retain qualified employees as a result of regulatory uncertainty regarding compensation practices or otherwise, both in the U.S. and abroad;

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

  •
  Citi's ability to maintain effective risk management processes and strategies to protect against losses, which can be increased by concentration of risk, particularly with Citi's counterparties in the financial sector;

  •
  a failure in Citi's operational systems or infrastructure, or those of third parties;

  •
  Citi's ability to maintain the value of the Citi brand; and

  •
  the continued volatility and uncertainty relating to Citi's Japan Consumer Finance business, including the type, number and amount of customer refund claims received.

Any forward-looking statements made by or on behalf of Citigroup speak only as of the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

[This page intentionally left blank.]

FINANCIAL STATEMENTS AND NOTES

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
In millions of dollars, except per-share amounts	2011	2010	2011	2010
Revenues
Interest revenue	$18,586	$20,356	$36,741	$41,139
Interest expense	6,438	6,429	12,491	12,771

Net interest revenue	$12,148	$13,927	$24,250	$28,368

Commissions and fees	$3,557	$3,229	$6,925	$6,874
Principal transactions	2,616	2,362	5,783	6,478
Administration and other fiduciary fees	1,068	910	2,165	1,932
Realized gains (losses) on sales of investments, net	583	523	1,163	1,061
Other-than-temporary impairment losses on investments
Gross impairment losses	(190)	(457)	(1,923)	(1,007)
Less: Impairments recognized in OCI	19	3	45	46

Net impairment losses recognized in earnings	$(171)	$(454)	$(1,878)	$(961)

Insurance premiums	$684	$636	$1,356	$1,384
Other revenue	137	938	584	2,356

Total non-interest revenues	$8,474	$8,144	$16,098	$19,124

Total revenues, net of interest expense	$20,622	$22,071	$40,348	$47,492

Provisions for credit losses and for benefits and claims
Provision for loan losses	$3,181	$6,523	$6,080	$14,889
Policyholder benefits and claims	219	213	479	500
Provision (release) for unfunded lending commitments	(13)	(71)	12	(106)

Total provisions for credit losses and for benefits and claims	$3,387	$6,665	$6,571	$15,283

Operating expenses
Compensation and benefits	$6,669	$5,961	$13,078	$12,123
Premises and equipment	832	824	1,657	1,654
Technology/communication	1,275	1,195	2,489	2,394
Advertising and marketing	627	367	1,024	669
Other operating	3,533	3,519	7,014	6,544

Total operating expenses	$12,936	$11,866	$25,262	$23,384

Income from continuing operations before income taxes	$4,299	$3,540	$8,515	$8,825
Provision for income taxes	967	812	2,152	1,848

Income from continuing operations	$3,332	$2,728	$6,363	$6,977

Discontinued operations
Income (loss) from discontinued operations	$(17)	$(3)	$43	$(8)
Gain on sale	126	—	130	94
Provision (benefit) for income taxes	38	—	62	(122)

Income (loss) from discontinued operations, net of taxes	$71	$(3)	$111	$208

Net income before attribution of noncontrolling interests	$3,403	$2,725	$6,474	$7,185
Net income attributable to noncontrolling interests	62	28	134	60

Citigroup's net income	$3,341	$2,697	$6,340	$7,125

Basic earnings per share(1)(2)
Income from continuing operations	$1.10	$0.93	$2.11	$2.40
Income from discontinued operations, net of taxes	0.02	—	0.04	0.07

Net income	$1.12	$0.93	$2.14	$2.47

Weighted average common shares outstanding	2,908.6	2,884.9	2,906.5	2,864.7

Diluted earnings per share(1)(2)
Income from continuing operations	$1.07	$0.90	$2.05	$2.32
Income from discontinued operations, net of taxes	0.02	—	0.04	0.07

Net income	$1.09	$0.90	$2.08	$2.39

Adjusted weighted average common shares outstanding(2)	2,997.0	2,975.3	2,996.8	2,954.4

(1)
Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share amount on net income.

(2)
Earnings per share and adjusted weighted average common shares outstanding for all periods reflect Citigroup's 1-for-10 reverse stock split, which was effective May 6, 2011.

See Notes to the Consolidated Financial Statements.

[This page intentionally left blank.]

CONSOLIDATED BALANCE SHEET

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$27,766	$27,972
Deposits with banks	156,181	162,437
Federal funds sold and securities borrowed or purchased under agreements to resell (including $147,401 and $87,512 as of June 30, 2011 and December 31, 2010, respectively, at fair value)	283,976	246,717
Brokerage receivables	40,695	31,213
Trading account assets (including $139,080 and $117,554 pledged to creditors at June 30, 2011 and December 31, 2010, respectively)	322,349	317,272
Investments (including $16,229 and $12,546 pledged to creditors at June 30, 2011 and December 31, 2010, respectively, and $286,642 and $281,174 as of June 30, 2011 and December 31, 2010, respectively, at fair value)	309,574	318,164
Loans, net of unearned income
Consumer (including $1,422 and $1,745 as of June 30, 2011 and December 31, 2010, respectively, at fair value)	443,044	457,632
Corporate (including $3,418 and $2,627 as of June 30, 2011 and December 31, 2010, respectively, at fair value)	204,456	191,162

Loans, net of unearned income	$647,500	$648,794
Allowance for loan losses	(34,362)	(40,655)

Total loans, net	$613,138	$608,139
Goodwill	26,621	26,152
Intangible assets (other than MSRs)	7,136	7,504
Mortgage servicing rights (MSRs)	4,258	4,554
Other assets (including $14,317 and $19,319 as of June 30, 2011 and December 31, 2010, respectively, at fair value)	164,932	163,778

Total assets	$1,956,626	$1,913,902

        The following table presents certain assets of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheet above. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs on the following page, and are in excess of those obligations.

	June 30, 2011	December 31, 2010
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks	$996	$799
Trading account assets	843	6,509
Investments	7,946	7,946
Loans, net of unearned income
Consumer (including $1,395 and $1,718 as of June 30, 2011 and December 31, 2010, respectively, at fair value)	104,466	117,768
Corporate (including $303 and $425 as of June 30, 2011 and December 31, 2010, respectively, at fair value)	22,016	23,537

Loans, net of unearned income	$126,482	$141,305
Allowance for loan losses	(8,994)	(11,346)

Total loans, net	$117,488	$129,959
Other assets	1,708	680

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$128,981	$145,893

[Statement Continues on the next page]

CONSOLIDATED BALANCE SHEET
(Continued)

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares	June 30, 2011	December 31, 2010
	(Unaudited)
Liabilities
Non-interest-bearing deposits in U.S. offices	$86,631	$78,268
Interest-bearing deposits in U.S. offices (including $960 and $665 as of June 30, 2011 and December 31, 2010, respectively, at fair value)	220,436	225,731
Non-interest-bearing deposits in offices outside the U.S.	61,898	55,066
Interest-bearing deposits in offices outside the U.S. (including $791 and $600 as of June 30, 2011 and December 31, 2010, respectively, at fair value)	497,345	485,903

Total deposits	$866,310	$844,968
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $125,072 and $121,193 as of June 30, 2011 and December 31, 2010, respectively, at fair value)	203,843	189,558
Brokerage payables	57,245	51,749
Trading account liabilities	152,307	129,054
Short-term borrowings (including $1,938 and $2,429 as of June 30, 2011 and December 31, 2010, respectively, at fair value)	72,889	78,790
Long-term debt (including $26,999 and $25,997 as of June 30, 2011 and December 31, 2010, respectively, at fair value)	352,458	381,183
Other liabilities (including $8,008 and $9,710 as of June 30, 2011 and December 31, 2010, respectively, at fair value)	72,929	72,811

Total liabilities	$1,777,981	$1,748,113

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 12,038 at June 30, 2011 and December 31, 2010, at aggregate liquidation value	$312	$312
Common stock ($0.01 par value; authorized shares: 60 billion), issued shares: 2,931,850,680 at June 30, 2011 and 2,922,401,623 at December 31, 2010	293	292
Additional paid-in capital	103,211	101,024
Retained earnings	85,857	79,559
Treasury stock, at cost: 2011—13,901,565 shares and 2010—16,565,572 shares	(1,087)	(1,442)
Accumulated other comprehensive income (loss)	(12,222)	(16,277)

Total Citigroup stockholders' equity	$176,364	$163,468
Noncontrolling interest	2,281	2,321

Total equity	$178,645	$165,789

Total liabilities and equity	$1,956,626	$1,913,902

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

	June 30, 2011	December 31, 2010
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$20,500	$22,046
Long-term debt (including $1,756 and $3,942 as of June 30, 2011 and December 31, 2010, respectively, at fair value)	55,254	69,710
Other liabilities	551	813

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$76,305	$92,569

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

Citigroup Inc. and Subsidiaries

	Six months ended June 30,
In millions of dollars, except shares in thousands	2011	2010
Preferred stock at aggregate liquidation value
Balance, beginning of year	$312	$312

Balance, end of period	$312	$312

Common stock and additional paid-in capital
Balance, beginning of year	$101,316	$98,428
Employee benefit plans	314	(913)
Conversion of ADIA Upper Decs Equity Units Purchase Contract to common stock	1,875	1,875
Other	(1)	(84)

Balance, end of period	$103,504	$99,306

Retained earnings
Balance, beginning of year	$79,559	$77,440
Adjustment to opening balance, net of taxes(1)	—	(8,442)

Adjusted balance, beginning of period	$79,559	$68,998
Citigroup's net income	6,340	7,125
Common dividends(2)	(29)	7
Preferred dividends	(13)	—

Balance, end of period	$85,857	$76,130

Treasury stock, at cost
Balance, beginning of year	$(1,442)	$(4,543)
Issuance of shares pursuant to employee benefit plans	355	2,774
Treasury stock acquired(3)	—	(5)
Other	—	2

Balance, end of period	$(1,087)	$(1,772)

Accumulated other comprehensive income (loss)
Balance, beginning of year	$(16,277)	$(18,937)
Net change in unrealized gains and losses on investment securities, net of taxes	1,792	2,088
Net change in cash flow hedges, net of taxes	83	(2)
Net change in foreign currency translation adjustment, net of taxes	2,140	(2,315)
Pension liability adjustment, net of taxes(4)	40	(4)

Net change in Accumulated other comprehensive income (loss)	$4,055	$(233)

Balance, end of period	$(12,222)	$(19,170)

Total Citigroup common stockholders' equity (shares outstanding: 2,917,949 at June 30, 2011 and 2,905,836 at December 31, 2010)	$176,052	$154,494

Total Citigroup stockholders' equity	$176,364	$154,806

Noncontrolling interest
Balance, beginning of year	$2,321	$2,273
Initial origination of a noncontrolling interest	28	286
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	—	(26)
Transactions between Citigroup and the noncontrolling-interest shareholders	(261)	—
Net income attributable to noncontrolling-interest shareholders	134	60
Dividends paid to noncontrolling-interest shareholders	—	(54)
Accumulated other comprehensive income—net change in unrealized gains and losses on investment securities, net of tax	3	6
Accumulated other comprehensive income—net change in FX translation adjustment, net of tax	50	(105)
All other	6	84

Net change in noncontrolling interests	$(40)	$251

Balance, end of period	$2,281	$2,524

Total equity	$178,645	$157,330

Comprehensive income (loss)
Net income before attribution of noncontrolling interests	$6,474	$7,185
Net change in Accumulated other comprehensive income (loss) before attribution of noncontrolling interest	4,108	(332)

Total comprehensive income before attribution of noncontrolling interest	$10,582	$6,853

Comprehensive income (loss) attributable to the noncontrolling interests	$187	$(39)

Comprehensive income attributable to Citigroup	$10,395	$6,892

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

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Citigroup Inc. and Subsidiaries

	Six Months Ended June 30,
In millions of dollars	2011	2010
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$6,474	$7,185
Net income attributable to noncontrolling interests	134	60

Citigroup's net income	$6,340	$7,125
Income from discontinued operations, net of taxes	23	144
Gain on sale, net of taxes	88	64

Income from continuing operations—excluding noncontrolling interests	$6,229	$6,917
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	$131	$168
(Additions)/reductions to deferred policy acquisition costs	(39)	1,966
Depreciation and amortization	1,391	1,243
Provision for credit losses	6,092	14,783
Change in trading account assets	(5,077)	23,461
Change in trading account liabilities	23,253	(6,511)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(37,259)	(8,762)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	14,285	41,831
Change in brokerage receivables net of brokerage payables	(3,986)	(9,310)
Realized gains from sales of investments	(1,163)	(1,061)
Change in loans held-for-sale	(2,555)	(1,694)
Other, net	3,543	(21,430)

Total adjustments	$(1,384)	$34,684

Net cash provided by operating activities of continuing operations	$4,845	$41,601

Cash flows from investing activities of continuing operations
Change in deposits with banks	$6,256	$6,634
Change in loans	(1,336)	55,314
Proceeds from sales and securitizations of loans	4,483	3,752
Purchases of investments	(171,093)	(200,847)
Proceeds from sales of investments	83,415	78,983
Proceeds from maturities of investments	87,315	95,806
Capital expenditures on premises and equipment and capitalized software	(1,530)	(528)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	745	1,164

Net cash provided by investing activities of continuing operations	$8,255	$40,278

Cash flows from financing activities of continuing operations
Dividends paid	$(42)	$—
Issuance of common stock	—	—
Conversion of ADIA Upper Decs equity units purchase contract to common stock	1,875	1,875
Treasury stock acquired	—	(5)
Stock tendered for payment of withholding taxes	(223)	(724)
Issuance of long-term debt	21,256	13,153
Payments and redemptions of long-term debt	(54,304)	(41,765)
Change in deposits	21,355	(21,952)
Change in short-term borrowings	(6,801)	(33,227)

Net cash used in financing activities of continuing operations	$(16,884)	$(82,645)

Effect of exchange rate changes on cash and cash equivalents	$909	$(48)

Discontinued operations
Net cash provided by discontinued operations	$2,669	$51

Change in cash and due from banks	$(206)	$(763)
Cash and due from banks at beginning of period	27,972	25,472

Cash and due from banks at end of period	$27,766	$24,709

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$1,916	$2,769
Cash paid during the period for interest	10,121	12,101

Non-cash investing activities
Transfers to OREO and other repossessed assets	$751	$1,498
Transfers to trading account assets from investments (held-to-maturity)	12,700	—

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

        The accompanying unaudited Consolidated Financial Statements as of June 30, 2011 and for the three- and six-month periods ended June 30, 2011 and 2010 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (2010 Annual Report on Form 10-K) and Citigroup's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

        Certain reclassifications have been made to the prior-period's financial statements and notes to conform to the current period's presentation.

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

Repurchase and Resale Agreements

        Securities sold under agreements to repurchase (repos) and securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities, and so are treated as collateralized financing transactions. Where certain conditions are met under ASC 860-10, Transfers and Servicing (formerly FASB Statement No. 166, Accounting for Transfers of Financial Assets), the Company accounts for certain repurchase agreements and securities lending agreements as sales. The key distinction resulting in these agreements being accounted for as sales is a reduction in initial margin or restriction in daily maintenance margin. At June 30, 2011 and December 31, 2010, a nominal amount of these transactions were accounted for as sales that reduced trading account assets.

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

        The Company has elected to account for certain beneficial interests issued by securitization vehicles under the fair value option that are included in the table below. Beneficial interests previously classified as held-to-maturity (HTM) were reclassified to available-for-sale (AFS) on June 30, 2010, because, as of that reporting date, the Company did not have the intent to hold the beneficial interests until maturity.

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

Credit Quality and Allowance for Credit Losses Disclosures

        In July 2010, the FASB issued ASU No. 2010-20, Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses. The ASU requires a greater level of disaggregated information about the allowance for credit losses and the credit quality of financing receivables. The period-end balance disclosure requirements for loans and the allowance for loans losses were effective for reporting periods ending on or after December 15, 2010 and were included in the Company's 2010 Annual Report on Form 10-K, while disclosures for activity during a reporting period in the loan and allowance for loan losses accounts were effective for reporting periods beginning on or after December 15, 2010 and are included in this quarterly report (see Notes 12 and 13 to the Consolidated Financial Statements). The FASB has deferred the troubled debt restructuring (TDR) disclosure requirements that were part of this ASU to be concurrent with the effective date of recently issued guidance for identifying a TDR (discussed below), in the third quarter of 2011.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Troubled Debt Restructurings (TDRs)

        In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring, to clarify the guidance for accounting for troubled debt restructurings (TDRs). The ASU clarifies the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties, such as:

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

        The guidance will be effective for the Company's third quarter 2011 Form 10-Q and is to be applied retrospectively to restructurings occurring on or after January 1, 2011. The impact of the adopting the ASU is expected to be immaterial.

Repurchase Agreements—Assessment of Effective Control

        In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreements. The amendments in the ASU remove from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in the ASU.

        The ASU is effective for Citigroup on January 1, 2012. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The ASU will not have a material effect on the Company's financial statements. A nominal amount of transactions currently accounted for as sales, because of a reduction in initial margin or restriction in daily maintenance margin, would be accounted for as financing transactions if executed on or after January 1, 2012.

Fair Value Measurement

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendment creates a common definition of fair value for U.S. GAAP and IFRS and aligns the measurement and disclosure requirements. It requires significant additional disclosures both of a qualitative and quantitative nature, particularly on those instruments measured at fair value that are classified in level 3 of the fair value hierarchy. Additionally, the amendment provides guidance on when it is appropriate to measure fair value on a portfolio basis and expands the prohibition on valuation adjustments that result from the size of a position from Level 1 to all levels of the fair value hierarchy. The amendment is effective for Citigroup beginning January 1, 2012. The Company is evaluating the impact of this amendment.

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

Potential Amendments to Current Accounting Standards

        The FASB and IASB are currently working on several joint projects, including amendments to existing accounting standards governing financial instruments and lease accounting. Upon completion of the standards, the Company will need to re-evaluate its accounting and disclosures. The FASB is proposing sweeping changes to the classification and measurement of financial instruments, hedging and impairment guidance. The FASB is also working on a project that would require all leases to be capitalized on the balance sheet. These projects will have significant impacts for the Company. However, due to ongoing deliberations of the standard setters, the Company is currently unable to determine the effect of future amendments or proposals.

2.    DISCONTINUED OPERATIONS

Sale of Egg Banking PLC Credit Card Business

        On March 1, 2011, the Company announced that Egg Banking PLC (Egg), an indirect subsidiary which is part of the Citi Holdings segment, entered into a definitive agreement to sell its credit card business to Barclays PLC. The sale closed on April 28, 2011.

        This sale is reported as discontinued operations for the six months of 2011 only. Prior periods were not reclassified due to the immateriality of the impact in those periods. The total gain on sale of $126 million was recognized upon closing.

        The following is a summary, as of June 30, 2011, of the income from Discontinued operations for the credit card operations related to Egg:

In millions of dollars	Three Months June 30, 2011	Six Months Ended June 30, 2011
Total revenues, net of interest expense	$167	$293

Income (loss) from discontinued operations	$(17)	$44
Gain on sale	126	126
Provision for income taxes and noncontrolling interest, net of taxes	38	59

Income from discontinued operations, net of taxes	$71	$111

In millions of dollars	Six Months Ended June 30, 2011
Cash flows from operating activities	$(146)
Cash flows from investing activities	2,827
Cash flows from financing activities	(12)

Net cash provided by discontinued operations	$2,669

Combined Results for Discontinued Operations

        The following is summarized financial information for the Egg credit card business, Nikko Cordial business, German retail banking operations and CitiCapital business. The SLC business, which was sold on December 31, 2010, is not included as this sale was reported as discontinued operations for the third and fourth quarters of 2010 only due to the immateriality of the impact of that presentation in other periods. The Nikko Cordial business, which was sold on October 1, 2009, the German retail banking operations, which was sold on December 5, 2008, and the CitiCapital business, which was sold on July 31, 2008, continue to have minimal residual costs associated with the sales.

	Three Month Ended June 30,		Six Months Ended June 30,
In millions of dollars	2011	2010	2011	2010
Total revenues, net of interest expense	$167	$18	$297	$135

Income (loss) from discontinued operations	$(17)	$(3)	$43	$(8)
Gain on sale	126	—	130	94
Provision (benefit) for income taxes and noncontrolling interest, net of taxes	38	—	62	(122)

Income (loss) from discontinued operations, net of taxes	$71	$(3)	$111	$208

Cash flows from discontinued operations

	Six Months Ended June 30,
In millions of dollars	2011	2010
Cash flows from operating activities	$(146)	$(132)
Cash flows from investing activities	2,827	186
Cash flows from financing activities	(12)	(3)

Net cash provided by discontinued operations	$2,669	$51

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

        The prior-period balances reflect reclassifications to conform the presentation in those periods to the current period's presentation. These reclassifications related to Citi's re-allocation of certain expenses between businesses and segments.

        The following tables present certain information regarding the Company's continuing operations by segment for the three- and six-month periods ended June 30, 2011 and 2010, respectively:

	Revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)(2)		Identifiable assets
	Three Months Ended June 30,
In millions of dollars, except identifiable assets in billions							June 30, 2011	Dec. 31, 2010
	2011	2010	2011	2010	2011	2010
Regional Consumer Banking	$8,214	$8,032	$650	$317	$1,609	$1,139	$344	$331
Institutional Clients Group	8,134	8,457	703	930	2,059	2,600	1,036	953

Subtotal Citicorp	$16,348	$16,489	$1,353	$1,247	$3,668	$3,739	$1,380	$1,284
Citi Holdings	4,011	4,919	(148)	(650)	(168)	(1,204)	308	359
Corporate/Other	263	663	(238)	215	(168)	193	269	271

Total	$20,622	$22,071	$967	$812	$3,332	$2,728	$1,957	$1,914

	Revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)(2)
	Six Months Ended June 30,
In millions of dollars	2011	2010	2011	2010	2011	2010
Regional Consumer Banking	$16,156	$16,114	$1,275	$524	$3,154	$2,112
Institutional Clients Group	16,696	18,897	1,778	2,742	4,609	6,716

Subtotal Citicorp	$32,852	$35,011	$3,053	$3,266	$7,763	$8,828
Citi Holdings	7,294	11,469	(412)	(1,596)	(715)	(2,079)
Corporate/Other	202	1,012	(489)	178	(685)	228

Total	$40,348	$47,492	$2,152	$1,848	$6,363	$6,977

(1)
Includes Citicorp total revenues, net of interest expense, in North America of $6.1 billion and $7.0 billion; in EMEA of $2.9 billion and $3.0 billion; in Latin America of $3.5 billion and $3.0 billion; and in Asia of $3.8 billion and $3.5 billion for the three months ended June 30, 2011 and 2010, respectively. Includes Citicorp total revenues, net of interest expense, in North America of $12.4 billion and $14.9 billion; in EMEA of $6.2 billion and $6.7 billion; in Latin America of $6.8 billion and $6.1 billion; and in Asia of $7.5 billion and $7.3 billion for the six months ended June 30, 2011 and 2010, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the Regional Consumer Banking results of $1.2 billion and $2.5 billion; in the ICG results of $84 million and $(0.2) billion; and in the Citi Holdings results of $2.1 billion and $4.3 billion for the three months ended June 30, 2011 and 2010, respectively. Includes pretax provisions (credits) for credit losses and for benefits and claims in the Regional Consumer Banking results of $2.5 billion and $5.4 billion; in the ICG results of $(98) million and $(0.3) billion; and in the Citi Holdings results of $4.2 billion and $10.1 billion for the six months ended June 30, 2011 and 2010, respectively.

 4.    INTEREST REVENUE AND EXPENSE

        For the three- and six-month periods ended June 30, 2011 and 2010, respectively, interest revenue and expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2011	2010	2011	2010
Interest revenue
Loan interest, including fees	$12,771	$14,227	$25,057	$28,900
Deposits with banks	460	291	919	581
Federal funds sold and securities purchased under agreements to resell	903	781	1,741	1,533
Investments, including dividends	2,126	2,924	4,537	5,964
Trading account assets(1)	2,210	2,011	4,220	3,883
Other interest	176	122	267	278

Total interest revenue	$18,586	$20,356	$36,741	$41,139

Interest expense
Deposits(2)	$2,230	$2,036	$4,244	$4,116
Federal funds purchased and securities loaned or sold under agreements to repurchase	933	797	1,670	1,451
Trading account liabilities(1)	168	106	252	169
Short-term borrowings	168	215	338	491
Long-term debt	2,939	3,275	5,987	6,544

Total interest expense	$6,438	$6,429	$12,491	$12,771

Net interest revenue	$12,148	$13,927	$24,250	$28,368
Provision for loan losses	3,181	6,523	6,080	14,889

Net interest revenue after provision for loan losses	$8,967	$7,404	$18,170	$13,479

(1)
Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes deposit insurance fees and charges of $367 million and $242 million for the three months ended June 30, 2011 and 2010, respectively, and $587 million and $465 million for the six months ended June 30, 2011 and 2010, respectively.

 5.    COMMISSIONS AND FEES

        The table below sets forth Citigroup's Commissions and fees revenue for the three and six months ended June 30, 2011 and 2010, respectively. The primary components of Commissions and fees revenue for the three months ended June 30, 2011 were credit card and bank card fees, investment banking fees and trading-related fees.

        Credit card and bank card fees are substantially composed of interchange revenue, and certain card fees, including annual fees, reduced by reward program costs. Interchange revenue and fees are recognized when earned, except for annual card fees, which are deferred and amortized on a straight-line basis over a 12-month period. Reward costs are recognized when points are earned by the customers.

        Investment banking fees are substantially composed of underwriting and advisory revenues. Investment banking fees are recognized when Citi's performance under the terms of the contractual arrangements is completed, which is typically at the closing of the transaction. Underwriting revenue is recorded in Commissions and fees net of both reimbursable and non-reimbursable expenses, consistent with the AICPA Audit and Accounting Guide for Brokers and Dealers in Securities (codified in ASC 940-605-05-1). Expenses associated with advisory transactions are recorded in Other operating expenses, net of client reimbursements. Out-of-pocket expenses are deferred and recognized at the time the related revenue is recognized. In general, expenses incurred related to investment banking transactions that fail to close (are not consummated) are recorded gross in Other operating expenses.

        Trading-related fees generally include commissions and fees from the following: executing transactions for clients on exchanges and over-the-counter markets; sale of mutual funds, insurance and other annuity products; and assisting clients in clearing transactions, providing brokerage services and other such activities. Trading-related fees are recognized when earned in Commissions and fees. Gains or losses, if any, on these transactions are included in Principal transactions.

        The following table presents commissions and fees revenue for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2011	2010	2011	2010
Credit cards and bank cards	$944	$999	$1,809	$1,964
Investment banking	812	473	1,459	1,318
Trading-related	667	621	1,358	1,220
Transaction services	387	364	761	711
Checking-related	246	260	471	533
Other Consumer	213	293	430	605
Primerica	—	—	—	91
Corporate finance(1)	171	87	299	183
Loan servicing	104	143	250	282
Other	13	(11)	88	(33)

Total commissions and fees	$3,557	$3,229	$6,925	$6,874

(1)
Consists primarily of fees earned from structuring and underwriting loan syndications.

6.    PRINCIPAL TRANSACTIONS

        Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products, as well as foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities' profitability. See Note 4 to the Consolidated Financial Statements for information on net interest revenue related to trading activity. The following table presents principal transactions revenue for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2011	2010	2011	2010
Regional Consumer Banking	$156	$79	$249	$238
Institutional Clients Group	1,288	1,777	3,548	5,084

Subtotal Citicorp	$1,444	$1,856	$3,797	$5,322
Local Consumer Lending	(29)	(19)	(46)	(143)
Brokerage and Asset Management	3	(2)	15	(28)
Special Asset Pool	1,105	603	1,737	1,750

Subtotal Citi Holdings	$1,079	$582	$1,706	$1,579
Corporate/Other	93	(76)	280	(423)

Total Citigroup	$2,616	$2,362	$5,783	$6,478

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2011	2010	2011	2010
Interest rate contracts(1)	$1,722	$2,376	$3,346	$3,750
Foreign exchange contracts(2)	595	262	1,382	503
Equity contracts(3)	147	(250)	575	315
Commodity and other contracts(4)	49	121	24	230
Credit derivatives(5)	103	(147)	456	1,680

Total Citigroup	$2,616	$2,362	$5,783	$6,478

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

(2)
Includes revenues from foreign exchange spot, forward, option and swap contracts, as well as transaction gains and losses.

(3)
Includes revenues from common, preferred and convertible preferred stock, convertible corporate debt, equity-linked notes, and exchange-traded and OTC equity options and warrants.

(4)
Primarily includes revenues from crude oil, refined oil products, natural gas and other commodities trades.

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

Stock Award and Stock Option Programs

        The Company recognized compensation expense related to stock award and stock option programs of $448 million for the three months ended June 30, 2011, and $902 million for the six months ended June 30, 2011.

Profit Sharing Plan

        The Company recognized $97 million of expense related to its Key Employee Profit Sharing Plans (KEPSP) for the three months ended June 30, 2011, and $183 million for the six months ended June 30, 2011.

 8.    RETIREMENT BENEFITS

        The Company has several non-contributory defined benefit pension plans covering certain U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. qualified defined benefit plan provides benefits to eligible participants. Effective January 1, 2008, the U.S. qualified pension plan was frozen for most employees. Accordingly, no additional compensation-based contributions were credited to the cash balance portion of the plan for existing plan participants after 2007. However, certain employees covered under a prior final pay plan formula continue to accrue benefits. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States.

        The following tables summarize the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company's U.S. qualified and nonqualified pension plans, postretirement plans and plans outside the United States.

Net (Benefit) Expense

	Three Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2011	2010	2011	2010	2011	2010	2011	2010
Qualified Plans
Benefits earned during the year	$4	$5	$59	$41	$—	$—	$9	$6
Interest cost on benefit obligation	155	160	110	86	14	15	35	26
Expected return on plan assets	(222)	(212)	(122)	(93)	(2)	(2)	(36)	(25)
Amortization of unrecognized
Net transition obligation	—	—	(1)	—	—	—	—	—
Prior service cost (benefit)	—	(1)	1	1	(1)	2	—	—
Net actuarial loss	17	11	23	14	5	1	7	5
Curtailment loss	—	—	(3)	—	—	—	—	—

Net qualified (benefit) expense	$(46)	$(37)	$67	$49	$16	$16	$15	$12

Nonqualified expense	$10	$11	$—	$—	$—	$—	$—	$—

Total net (benefit) expense	$(36)	$(26)	$67	$49	$16	$16	$15	$12

	Six Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2011	2010	2011	2010	2011	2010	2011	2010
Qualified Plans
Benefits earned during the year	$8	$9	$101	$82	$—	$—	$15	$12
Interest cost on benefit obligation	310	319	195	170	29	29	61	52
Expected return on plan assets	(444)	(423)	(216)	(187)	(4)	(4)	(61)	(50)
Amortization of unrecognized
Net transition obligation	—	—	(1)	(1)	—	—	—	—
Prior service cost (benefit)	—	(1)	2	2	(2)	2	—	—
Net actuarial loss	34	22	37	28	8	2	12	10

Net qualified (benefit) expense	$(92)	$(74)	$118	$94	$31	$29	$27	$24

Nonqualified expense	$20	$22	$—	$—	$—	$—	$—	$—

Total net (benefit) expense	$(72)	$(52)	$118	$94	$31	$29	$27	$24

Contributions

        Citigroup's pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements rather than to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under Employee Retirement Income Security Act of 1974, as amended, if appropriate to its tax and cash position and the plans' funded position. For the U.S. qualified pension plan, as of June 30, 2011, there were no minimum required cash contributions and no discretionary cash or non-cash contributions are currently planned. For the U.S. non-qualified pension plans, the Company contributed $21 million in benefits paid directly as of June 30, 2011 and expects to contribute an additional $21 million during the remainder of 2011. For the non-U.S. pension plans, the Company contributed $97 million in cash and benefits paid directly as of June 30, 2011 and expects to contribute an additional $126 million during the remainder of 2011. For the non-U.S. postretirement plans, the Company contributed $0.4 million in cash and benefits paid directly as of June 30, 2011 and expects to contribute $75 million during the remainder of 2011. These estimates are subject to change, since contribution decisions are affected by various factors, such as market performance and regulatory requirements. In addition, management has the ability to change funding policy.

 9.    EARNINGS PER SHARE

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per-share amounts	2011(1)	2010(1)	2011(1)	2010(1)
Income from continuing operations before attribution of noncontrolling interests	$3,332	$2,728	$6,363	$6,977
Less: Noncontrolling interests from continuing operations	62	28	134	60

Net income from continuing operations (for EPS purposes)	$3,270	$2,700	$6,229	$6,917
Income (loss) from discontinued operations, net of taxes	71	(3)	111	208

Citigroup's net income	$3,341	$2,697	$6,340	$7,125
Less: Preferred dividends	9	—	13	—

Net income available to common shareholders	$3,332	$2,697	$6,327	$7,125
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends	62	26	96	57

Net income allocated to common shareholders for basic EPS	$3,270	$2,671	$6,231	$7,068
Add: Incremental dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends	6	1	7	2

Net income allocated to common shareholders for diluted EPS	$3,276	$2,672	$6,238	$7,070

Weighted-average common shares outstanding applicable to basic EPS	2,908.6	2,884.9	2,906.5	2,864.7
Effect of dilutive securities
TDECs	87.6	87.6	87.6	88.0
Options	0.6	0.4	1.5	0.2
Other employee plans	0.1	2.3	1.1	1.4
Convertible securities	0.1	0.1	0.1	0.1

Adjusted weighted-average common shares outstanding applicable to diluted EPS	2,997.0	2,975.3	2,996.8	2,954.4

Basic earnings per share(2)
Income from continuing operations	$1.10	$0.93	$2.11	$2.40
Discontinued operations	0.02	—	0.04	0.07

Net income	$1.12	$0.93	$2.14	$2.47

Diluted earnings per share(2)
Income from continuing operations	$1.07	$0.90	$2.05	$2.32
Discontinued operations	0.02	—	0.04	0.07

Net income	$1.09	$0.90	$2.08	$2.39

(1)
All per share amounts and Citigroup shares outstanding for all periods reflect Citigroup's 1-for-10 reverse stock split, which was effective May 6, 2011.

(2)
Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

        During the second quarters of 2011 and 2010, weighted-average options to purchase 10.8 million and 9.8 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share, because the weighted-average exercise prices of $160.86 and $283.53 respectively, were greater than the average market price of the Company's common stock.

        Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with exercise prices of $178.50 and $106.10 for approximately 21.0 million and 25.5 million shares of common stock, respectively, were not included in the computation of earnings per share in the second quarters of 2011 and 2010 because the exercise price was greater than the average market price of the Company's common stock.

        Equity units convertible into approximately 5.9 million shares and 17.7 million shares of Citigroup common stock held by the Abu Dhabi Investment Authority (ADIA) were not included in the computation of earnings per share in the second quarters of 2011 and 2010, respectively, because the exercise price of $318.30 was greater than the average market price of the Company's common stock.

10.    TRADING ACCOUNT ASSETS AND LIABILITIES

        Trading account assets and Trading account liabilities, at fair value, consisted of the following at June 30, 2011 and December 31, 2010:

In millions of dollars	June 30, 2011	December 31, 2010
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$28,648	$27,127
Prime	1,399	1,514
Alt-A	1,321	1,502
Subprime	1,433	2,036
Non-U.S. residential	936	1,052
Commercial	2,281	1,758

Total mortgage-backed securities	$36,018	$34,989

U.S. Treasury and federal agency securities
U.S. Treasury	$14,326	$20,168
Agency obligations	3,072	3,418

Total U.S. Treasury and federal agencies	$17,398	$23,586

State and municipal securities	$6,581	$7,493
Foreign government securities	98,696	88,311
Corporate	53,445	52,269
Derivatives(2)	47,870	50,213
Equity securities	39,170	37,436
Asset-backed securities(1)	5,876	7,759
Other debt securities	17,295	15,216

Total trading account assets	$322,349	$317,272

Trading account liabilities
Securities sold, not yet purchased	$93,483	$69,324
Derivatives(2)	58,824	59,730

Total trading account liabilities	$152,307	$129,054

(1)
The Company invests in mortgage-backed securities and asset-backed securities. These securitization entities are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, information is provided in Note 17 to the Consolidated Financial Statements.

(2)
Presented net, pursuant to master netting agreements. See Note 18 to the Consolidated Financial Statements for a discussion regarding the accounting and reporting for derivatives.

 11.    INVESTMENTS

Overview

In millions of dollars	June 30, 2011	December 31, 2010
Securities available-for-sale	$278,297	$274,572
Debt securities held-to-maturity(1)	14,910	29,107
Non-marketable equity securities carried at fair value(2)	8,345	6,602
Non-marketable equity securities carried at cost(3)	8,022	7,883

Total investments	$309,574	$318,164

(1)
Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)
Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)
Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, the Federal Home Loan Banks, foreign central banks and various clearing houses of which Citigroup is a member.

Securities Available-for-Sale

        The amortized cost and fair value of securities available-for-sale (AFS) at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011				December 31, 2010
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$35,708	$621	$123	$36,206	$23,433	$425	$235	$23,623
Prime	186	2	4	184	1,985	18	177	1,826
Alt-A	23	1	13	11	46	2	—	48
Subprime	—	—	—	—	119	1	1	119
Non-U.S. residential	1,637	6	—	1,643	315	1	—	316
Commercial	510	19	7	522	592	21	39	574

Total mortgage-backed securities(1)	$38,064	$649	$147	$38,566	$26,490	$468	$452	$26,506
U.S. Treasury and federal agency securities
U.S. Treasury	42,668	743	31	43,380	58,069	435	56	58,448
Agency obligations	46,465	509	4	46,970	43,294	375	55	43,614

Total U.S. Treasury and federal agency securities	$89,133	$1,252	$35	$90,350	$101,363	$810	$111	$102,062
State and municipal	15,527	69	2,265	13,331	15,660	75	2,500	13,235
Foreign government	101,723	784	424	102,083	99,110	984	415	99,679
Corporate	16,350	355	38	16,667	15,910	319	59	16,170
Asset-backed securities(1)	9,646	47	39	9,654	9,085	31	68	9,048
Other debt securities	2,218	22	55	2,185	1,948	24	60	1,912

Total debt securities AFS	$272,661	$3,178	$3,003	$272,836	$269,566	$2,711	$3,665	$268,612

Marketable equity securities AFS	$3,570	$2,099	$208	$5,461	$3,791	$2,380	$211	$5,960

Total securities AFS	$276,231	$5,277	$3,211	$278,297	$273,357	$5,091	$3,876	$274,572

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

        The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of June 30, 2011 and December 31, 2010:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2011
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,721	$114	$419	$9	$9,140	$123
Prime	26	—	66	4	92	4
Alt-A	1	—	10	13	11	13
Subprime	—	—	—	—	—	—
Non-U.S. residential	—	—	240	—	240	—
Commercial	59	—	35	7	94	7

Total mortgage-backed securities	$8,807	$114	$770	$33	$9,577	$147
U.S. Treasury and federal agency securities
U.S. Treasury	3,195	8	558	23	3,753	31
Agency obligations	4,161	4	—	—	4,161	4

Total U.S. Treasury and federal agency securities	$7,356	$12	$558	$23	$7,914	$35
State and municipal	17	1	11,995	2,264	12,012	2,265
Foreign government	34,850	232	8,022	192	42,872	424
Corporate	665	12	724	26	1,389	38
Asset-backed securities	2,190	31	184	8	2,374	39
Other debt securities	—	—	536	55	536	55
Marketable equity securities AFS	57	7	1,615	201	1,672	208

Total securities AFS	$53,942	$409	$24,404	$2,802	$78,346	$3,211

December 31, 2010
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,321	$214	$38	$21	$8,359	$235
Prime	89	3	1,506	174	1,595	177
Alt-A	10	—	—	—	10	—
Subprime	118	1	—	—	118	1
Non-U.S. residential	—	—	135	—	135	—
Commercial	81	9	53	30	134	39

Total mortgage-backed securities	$8,619	$227	$1,732	$225	$10,351	$452
U.S. Treasury and federal agency securities
U.S. Treasury	9,229	21	725	35	9,954	56
Agency obligations	9,680	55	—	—	9,680	55

Total U.S. Treasury and federal agency securities	$18,909	$76	$725	$35	$19,634	$111
State and municipal	626	60	11,322	2,440	11,948	2,500
Foreign government	32,731	271	6,609	144	39,340	415
Corporate	1,128	30	860	29	1,988	59
Asset-backed securities	2,533	64	14	4	2,547	68
Other debt securities	—	—	559	60	559	60
Marketable equity securities AFS	68	3	2,039	208	2,107	211

Total securities AFS	$64,614	$731	$23,860	$3,145	$88,474	$3,876

        The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
In millions of dollars	Amortized Cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	313	321	403	375
After 5 but within 10 years	1,341	1,355	402	419
After 10 years(2)	36,410	36,890	25,685	25,712

Total	$38,064	$38,566	$26,490	$26,506

U.S. Treasury and federal agencies
Due within 1 year	$5,569	$5,575	$36,411	$36,443
After 1 but within 5 years	73,818	74,849	52,558	53,118
After 5 but within 10 years	8,863	9,009	10,604	10,647
After 10 years(2)	883	917	1,790	1,854

Total	$89,133	$90,350	$101,363	$102,062

State and municipal
Due within 1 year	$88	$88	$9	$9
After 1 but within 5 years	178	179	145	149
After 5 but within 10 years	210	211	230	235
After 10 years(2)	15,051	12,853	15,276	12,842

Total	$15,527	$13,331	$15,660	$13,235

Foreign government
Due within 1 year	$41,061	$40,951	$41,856	$41,387
After 1 but within 5 years	53,142	53,404	49,983	50,739
After 5 but within 10 years	6,879	6,936	6,143	6,264
After 10 years(2)	641	792	1,128	1,289

Total	$101,723	$102,083	$99,110	$99,679

All other(3)
Due within 1 year	$9,745	$9,720	$2,162	$2,164
After 1 but within 5 years	9,650	9,808	17,838	17,947
After 5 but within 10 years	4,103	4,245	2,610	2,714
After 10 years(2)	4,716	4,733	4,333	4,305

Total	$28,214	$28,506	$26,943	$27,130

Total debt securities AFS	$272,661	$272,836	$269,566	$268,612

(1)
Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)
Includes corporate, asset-backed and other debt securities.

        The following table presents interest and dividends on all investments for the three- and six-month periods ended June 30, 2011 and 2010:

	Three months ended		Six months ended
In millions of dollars	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Taxable interest	$1,881	$2,675	$4,057	$5,543
Interest exempt from U.S. federal income tax	127	135	293	239
Dividends	117	114	186	182

Total interest and dividends	$2,125	$2,924	$4,536	$5,964

        The following table presents realized gains and losses on all investments for the three- and six-month periods ended June 30, 2011 and 2010. The gross realized investment losses exclude losses from other-than-temporary impairment:

	Three months ended		Six months ended
In millions of dollars	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Gross realized investment gains	$624	$554	$1,304	$1,147
Gross realized investment losses(1)	(41)	(31)	(141)	(86)

Net realized gains	$583	$523	$1,163	$1,061

(1)
During the first quarter of 2010, the Company sold four corporate debt securities that were classified as held-to-maturity. These sales were in response to a significant deterioration in the creditworthiness of the issuers. The securities sold had a carrying value of $413 million, and the Company recorded a realized loss of $49 million. During the second quarter of 2011, the Company sold several mortgage-backed securities that were classified as held-to-maturity. These sales were in response to a significant deterioration in the creditworthiness of the mortgage-backed securities. The securities sold had a carrying value of $82 million and the Company recorded a realized loss of $15 million.

Debt Securities Held-to-Maturity

        The carrying value and fair value of securities held-to-maturity (HTM) at June 30, 2011 and December 31, 2010 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized loss recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2011
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$1,098	$210	$888	$28	$3	$913
Alt-A	5,641	1,697	3,944	19	175	3,788
Subprime	445	48	397	—	60	337
Non-U.S. residential	4,758	725	4,033	215	93	4,155
Commercial	744	2	742	1	53	690

Total mortgage-backed securities	$12,686	$2,682	$10,004	$263	$384	$9,883
State and municipal	1,547	96	1,451	128	199	1,380
Corporate	2,269	8	2,261	7	142	2,126
Asset-backed securities(3)	1,245	51	1,194	24	15	1,203

Total debt securities held-to-maturity	$17,747	$2,837	$14,910	$422	$740	$14,592

December 31, 2010
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$4,748	$794	$3,954	$379	$11	$4,322
Alt-A	11,816	3,008	8,808	536	166	9,178
Subprime	708	75	633	9	72	570
Non-U.S. residential	5,010	793	4,217	259	72	4,404
Commercial	908	21	887	18	96	809

Total mortgage-backed securities	$23,190	$4,691	$18,499	$1,201	$417	$19,283
State and municipal	2,523	127	2,396	11	104	2,303
Corporate	6,569	145	6,424	447	267	6,604
Asset-backed securities(3)	1,855	67	1,788	57	54	1,791

Total debt securities held-to-maturity	$34,137	$5,030	$29,107	$1,716	$842	$29,981

(1)
For securities transferred to HTM from Trading account assets in 2008, amortized cost is defined as the fair value of the securities at the date of transfer plus any accretion income and less any impairments recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS in 2008, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less any impairment recognized in earnings.

(2)
HTM securities are carried on the Consolidated Balance Sheet at amortized cost less any unrealized gains and losses recognized in AOCI. The changes in the values of these securities are not reported in the financial statements, except for other-than-temporary impairments. For HTM securities, only the credit loss component of the impairment is recognized in earnings, while the remainder of the impairment is recognized in AOCI.

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

        The Company has the positive intent and ability to hold these securities to maturity absent any unforeseen further significant changes in circumstances, including deterioration in credit or with regard to regulatory capital requirements.

        The net unrealized losses classified in AOCI relate to debt securities reclassified from AFS investments to HTM investments in a prior year. Additionally, for HTM securities that have suffered credit impairment, declines in fair value for reasons other than credit losses are recorded in AOCI. The AOCI balance was $2.8 billion as of June 30, 2011, compared to $5.0 billion as of December 31, 2010. The AOCI balance for HTM securities is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same debt securities. This will have no impact on the Company's net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

        Any credit-related impairment on HTM securities is recognized in earnings.

        The table below shows the fair value of investments in HTM that have been in an unrecognized loss position for less than 12 months or for 12 months or longer as of June 30, 2011 and December 31, 2010:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
June 30, 2011
Debt securities held-to-maturity
Mortgage-backed securities	$—	$—	$7,061	$384	$7,061	$384
State and municipal	—	—	805	199	805	199
Corporate	—	—	2,074	142	2,074	142
Asset-backed securities	—	—	523	15	523	15

Total debt securities held-to-maturity	$—	$—	$10,463	$740	$10,463	$740

December 31, 2010
Debt securities held-to-maturity
Mortgage-backed securities	$339	$30	$14,410	$387	$14,749	$417
State and municipal	24	—	1,273	104	1,297	104
Corporate	1,584	143	1,579	124	3,163	267
Asset-backed securities	159	11	494	43	653	54

Total debt securities held-to-maturity	$2,106	$184	$17,756	$658	$19,862	$842

        Excluded from the gross unrecognized losses presented in the above table are the $2.8 billion and $5.0 billion of gross unrealized losses recorded in AOCI as of June 30, 2011 and December 31, 2010, respectively, mainly related to the HTM securities that were reclassified from AFS investments. Virtually all of these unrealized losses relate to securities that have been in a loss position for 12 months or longer at both June 30, 2011 and December 31, 2010.

        The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$89	$81	$21	$23
After 1 but within 5 years	249	231	321	309
After 5 but within 10 years	428	401	493	434
After 10 years(1)	9,238	9,170	17,664	18,517

Total	$10,004	$9,883	$18,499	$19,283

State and municipal
Due within 1 year	$3	$3	$12	$12
After 1 but within 5 years	41	42	55	55
After 5 but within 10 years	32	32	86	85
After 10 years(1)	1,375	1,303	2,243	2,151

Total	$1,451	$1,380	$2,396	$2,303

All other(2)
Due within 1 year	$51	$53	$351	$357
After 1 but within 5 years	357	346	1,344	1,621
After 5 but within 10 years	2,039	1,916	4,885	4,765
After 10 years(1)	1,008	1,014	1,632	1,652

Total	$3,455	$3,329	$8,212	$8,395

Total debt securities held-to-maturity	$14,910	$14,592	$29,107	$29,981

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

        Regardless of the classification of the securities as AFS or HTM, the Company has assessed each position with an unrealized loss for other-than-temporary impairment.

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

        For debt securities, a critical component of the evaluation for OTTI is the identification of credit impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. For securities purchased and classified as AFS with the expectation of receiving full principal and interest cash flows as of the date of purchase, this analysis considers the likelihood of receiving all contractual principal and interest. For securities reclassified out of the trading category in the fourth quarter of 2008, the analysis considers the likelihood of receiving the expected principal and interest cash flows anticipated as of the date of reclassification in the fourth quarter of 2008. The extent of the Company's analysis regarding credit quality and the stress on assumptions used in the analysis have been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company's process for identifying credit impairment in security types with the most significant unrealized losses as of June 30, 2011.

Mortgage-backed securities

        For U.S. mortgage-backed securities (and in particular for Alt-A and other mortgage-backed securities that have significant unrealized losses as a percentage of amortized cost), credit impairment is assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and then projects the remaining cash flows using a number of assumptions, including default rates, prepayment rates and recovery rates (on foreclosed properties).

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

        The key assumptions for mortgage-backed securities as of June 30, 2011 are in the table below:

June 30, 2011
Prepayment rate(1)	3%-8% CRR
Loss severity(2)	45%-85%

(1)
Conditional Repayment Rate (CRR) represents the annualized expected rate of voluntary prepayment of principal for mortgage-backed securities over a certain period of time.

(2)
Loss severity rates are estimated considering collateral characteristics and generally range from 45%-60% for prime bonds, 50%-85% for Alt-A bonds and 65%-85% for subprime bonds.

        The valuation as of June 30, 2011 assumes that U.S. housing prices will decrease 4% in 2011, 1% in 2012, remain flat in 2013 and increase 3% per year from 2014 onwards, while unemployment decreases to 8.5% by the end of the fourth quarter of 2011.

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

State and municipal securities

        Citigroup's AFS state and municipal bonds consist mainly of bonds that are financed through Tender Option Bond programs or were previously financed in this program. The process for identifying credit impairment for these bonds is largely based on third-party credit ratings. Individual bond positions were required to meet minimum ratings requirements, which vary based on the sector of the bond issuer.

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

        The remainder of Citigroup's AFS and HTM state and municipal bonds are specifically reviewed for credit impairment based on instrument-specific estimates of cash flows, probability of default and loss given default.

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

Recognition and Measurement of OTTI

        The following table presents the total OTTI recognized in earnings during the three and six months ended June 30, 2011:

OTTI on Investments	Three months ended June 30, 2011			Six months ended June 30, 2011
In millions of dollars	AFS	HTM	Total	AFS	HTM	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the periods ended June 30, 2011	$23	$122	$145	$68	$240	$308
Less: portion of OTTI loss recognized in AOCI (before taxes)	19	—	19	45	—	45

Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$4	$122	$126	$23	$240	$263
OTTI losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	45	—	45	228	1,387	1,615

Total impairment losses recognized in earnings	$49	$122	$171	$251	$1,627	$1,878

        The following is a three month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of June 30, 2011 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI Credit Losses Recognized in Earnings
In millions of dollars	March 31, 2011 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit impaired securities sold, transferred or matured	June 30, 2011 balance
AFS debt securities
Mortgage-backed securities
Prime	$292	$—	$—	$—	$292
Alt-A	2	—	—	—	2
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	$296	$—	$—	$—	$296
State and municipal	3	—	—	—	3
U.S. Treasury	66	—	—	—	66
Foreign government	159	—	4	—	163
Corporate	155	—	—	—	155
Asset-backed securities	10	—	—	—	10
Other debt securities	52	—	—	—	52

Total OTTI credit losses recognized for AFS debt securities	$741	$—	$4	$—	$745

HTM debt securities
Mortgage-backed securities
Prime	$84	$—	$—	$—	$84
Alt-A	1,845	15	105	(13)	1,952
Subprime	250	1	1	—	252
Non-U.S. residential	96	—	—	—	96
Commercial real estate	10	—	—	—	10

Total mortgage-backed Securities	$2,285	$16	$106	$(13)	$2,394
State and municipal	9	—	—	—	9
Corporate	351	—	—	—	351
Asset-backed securities	113	—	—	—	113
Other debt securities	5	—	—	—	5

Total OTTI credit losses recognized for HTM debt securities	$2,763	$16	$106	$(13)	$2,872

        The following is a six month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of June 30, 2011 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI Credit Losses Recognized in Earnings
In millions of dollars	December 31, 2010 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit impaired securities sold, transferred or matured	June 30, 2011 balance
AFS debt securities
Mortgage-backed securities
Prime	$292	$—	$—	$—	$292
Alt-A	2	—	—	—	2
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	$296	$—	$—	$—	$296
State and municipal	3	—	—	—	3
U.S. Treasury	48	18	—	—	66
Foreign government	159	—	4	—	163
Corporate	154	1	—	—	155
Asset-backed securities	10	—	—	—	10
Other debt securities	52	—	—	—	52

Total OTTI credit losses recognized for AFS debt securities	$722	$19	$4	$—	$745

HTM debt securities
Mortgage-backed securities
Prime	$308	$—	$2	$(226)	$84
Alt-A	3,149	18	194	(1,409)	1,952
Subprime	232	2	22	(4)	252
Non-U.S. residential	96	—	—	—	96
Commercial real estate	10	—	—	—	10

Total mortgage-backed securities	$3,795	$20	$218	$(1,639)	$2,394
State and municipal	7	2	—	—	9
Corporate	351	—	—	—	351
Asset-backed securities	113	—	—	—	113
Other debt securities	5	—	—	—	5

Total OTTI credit losses recognized for HTM debt securities	$4,271	$22	$218	$(1,639)	$2,872

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

In millions of dollars at June 30, 2011	Fair value		Unfunded commitments	Redemption frequency (if currently eligible)	Redemption notice period
Hedge funds	$989		$9	Monthly, quarterly, annually	10-95 days
Private equity funds(1)(2)	2,767		2,376	—	—
Real estate funds(3)	386		163	—	—

Total	$4,142	(4)	$2,548	—	—

(1)
Includes investments in private equity funds carried at cost with a carrying value of $250 million.

(2)
Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.

(3)
This category includes several real estate funds that invest primarily in commercial real estate in the U.S., Europe and Asia. These investments can never be redeemed with the funds. Distributions from each fund will be received as the underlying assets of the funds are liquidated. It is estimated that the underlying assets of the fund will be liquidated over a period of several years as market conditions allow.

(4)
Included in the total fair values of investments above is $0.8 billion of fund assets that are valued using NAVs provided by third-party asset managers.

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

Consumer Loans

        Consumer loans represent loans and leases managed primarily by the Regional Consumer Banking and Local Consumer Lending businesses. The following table provides information by loan type:

In millions of dollars	June 30, 2011	December 31, 2010
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$143,002	$151,469
Installment, revolving credit, and other	23,693	28,291
Cards	114,149	122,384
Commercial and industrial	5,737	5,021
Lease financing	2	2

	$286,583	$307,167

In offices outside the U.S.
Mortgage and real estate(1)	$54,283	$52,175
Installment, revolving credit, and other	38,954	38,024
Cards	40,354	40,948
Commercial and industrial	22,350	18,584
Lease financing	643	665

	$156,584	$150,396

Total Consumer loans	$443,167	$457,563
Net unearned income	(123)	69

Consumer loans, net of unearned income	$443,044	$457,632

(1)
Loans secured primarily by real estate.

        During the six and three months ended June 30, 2011, the Company sold and/or reclassified $10.9 billion and $4.0 billion, respectively, of Consumer loans. The Company did not have significant purchases of Consumer loans during the six months ended June 30, 2011.

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

        Credit quality indicators that are actively monitored include delinquency status, consumer credit scores, and loan to value ratios:

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

        The following tables provide details on Citigroup's Consumer loan delinquency and non-accrual loans as of June 30, 2011 and December 31, 2010:

Consumer Loan Delinquency and Non-Accrual Details at June 30, 2011

In millions of dollars	30-89 days past due(1)	≥ 90 days past due(2)	90 days past due and accruing	Total non-accrual	Total current(3)(4)	Total loans(4)(6)
In North America offices
Residential first mortgages	$3,585	$4,080	$4,986	$4,085	$82,458	$96,780
Home equity loans(5)	902	1,053	—	996	44,469	46,424
Credit cards	2,586	2,285	2,285	—	110,682	115,553
Installment and other	889	420	16	782	22,623	23,932
Commercial market loans	34	151	8	262	6,818	7,003

Total	$7,996	$7,989	$7,295	$6,125	$267,050	$289,692

In offices outside North America
Residential first mortgages	$587	$560	$—	$787	$44,066	$45,213
Home equity loans(5)	—	1	—	2	9	10
Credit cards	1,065	903	567	572	39,598	41,566
Installment and other	771	289	15	659	31,654	32,714
Commercial market loans	77	161	—	269	32,059	32,297

Total	$2,500	$1,914	$582	$2,289	$147,386	$151,800

Total Citigroup	$10,496	$9,903	$7,877	$8,414	$414,436	$441,492

(1)
Excludes $1.7 billion of residential first mortgages that are guaranteed by U.S. government agencies.

(2)
Excludes $5.0 billion of residential first mortgages that are guaranteed by U.S. government agencies.

(3)
Loans less than 30 days past due are presented as current.

(4)
Includes $1.4 billion of residential first mortgages recorded at fair value.

(5)
Fixed rate home equity loans and loans extended under home equity lines of credit which are typically in junior lien positions.

(6)
Excludes $1.6 billion of Consumer loans in SAP for which delinquency information is not available.

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

(3)
Loans less than 30 days past due are presented as current.

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

        The following table provides details on the FICO scores attributable to Citi's U.S. Consumer loan portfolio as of June 30, 2011 and December 31, 2010 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis. As previously disclosed, during the first quarter of 2011, the cards businesses in the U.S. began using a more updated FICO model version to score customer accounts for substantially all of their loans. The change was made to incorporate a more recent version of FICO in order to improve the predictive strength of the score and to enhance Citi's ability to manage risk. In the first quarter, this change resulted in an increase in the percentage of balances with FICO scores equal to or greater than 660 and conversely lowered the percentage of balances with FICO scores lower than 620.

FICO Score Distribution in U.S. Portfolio(1)(2)	June 30, 2011
In millions of dollars	FICO
	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$21,790	$8,932	$51,486
Home equity loans	7,780	4,014	30,947
Credit cards	10,318	10,758	89,299
Installment and other	7,188	3,582	10,070

Total	$47,076	$27,286	$181,802

(1)
Excludes loans guaranteed by U.S. government agencies, loans subject to LTSCs with U.S. government sponsored agencies, and loans recorded at fair value.

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

Loan to Value (LTV) Ratios

        Loan to value (LTV) ratios are important credit indicators for U.S. mortgage loans. These ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.

        The following tables provide details on the LTV ratios attributable to Citi's U.S. Consumer mortgage portfolios as of June 30, 2011 and December 31, 2010. LTV ratios are updated monthly using the most recent Core Logic HPI data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available; otherwise, at the state level. The remainder of the portfolio is updated in a similar manner using the Office of Federal Housing Enterprise Oversight indices.

LTV Distribution in U.S. Portfolio(1)(2)	June 30, 2011
In millions of dollars	LTV
	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$33,772	$22,601	$25,800
Home equity loans	11,897	11,260	19,439

Total	$45,669	$33,861	$45,239

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

Impaired Consumer Loans

        Impaired loans are those where Citigroup believes it is probable that it will not collect all amounts due according to the original contractual terms of the loan. Impaired Consumer loans include non-accrual commercial market loans as well as smaller-balance homogeneous loans whose terms have been modified due to the borrower's financial difficulties and Citigroup has granted a concession to the borrower. These modifications may include interest rate reductions and/or principal forgiveness. Impaired Consumer loans exclude smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis, as well as substantially all loans modified pursuant to Citi's short-term modification programs (i.e., for periods of 12 months or less). At June 30, 2011, loans included in these short-term programs amounted to approximately $4 billion.

        Valuation allowances for impaired Consumer are determined in accordance with ASC 310-10-35 considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's original contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. The original contractual effective rate for credit card loans is the pre-modification rate, which may include interest rate increases under the original contractual agreement with the borrower.

        The following tables present information about total impaired Consumer loans at June 30, 2011 and December 31, 2010, and for three- and six-month periods ended June 30, 2011 and June 30, 2010 for interest income recognized on impaired Consumer loans:

Impaired Consumer Loans

	June 30, 2011				Three Months Ended June 30, 2011(5)(6)	Six Months Ended June 30, 2011(5)(6)
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized	Interest income recognized
Mortgage and real estate
Residential first mortgages	$18,358	$19,499	$3,414	$16,330	$253	$454
Home equity loans	1,714	1,762	1,061	1,301	18	30
Credit cards	6,326	6,394	2,984	5,767	101	198
Installment and other
Individual installment and other	2,739	2,782	1,335	3,288	82	152
Commercial market loans	610	854	80	737	7	17

Total(7)	$29,747	$31,291	$8,874	$27,423	$461	$851

(1)
Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)
$797 million of residential first mortgages, $7 million of home equity loans and $217 million of commercial market loans do not have a specific allowance.

(3)
Included in the Allowance for loan losses.

(4)
Average carrying value does not include related specific allowance.

(5)
Includes amounts recognized on both an accrual and cash basis.

(6)
Cash interest receipts on smaller-balance homogeneous loans are generally recorded as revenue. The interest recognition policy for commercial market loans is identical to that for Corporate loans, as described below.

(7)
Prior to 2008, the Company's financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers' financial difficulties and it was determined that a concession was granted to the borrower. Smaller-balance consumer loans modified since January 1, 2008 amounted to $29.1 billion at June 30, 2011. However, information derived from Citi's risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $30.4 billion at June 30, 2011.

In millions of dollars	Three Months Ended June 30, 2010(1)(2)	Six Months Ended June 30, 2010(1)(2)
Interest income recognized	$500	$881

(1)
Includes amounts recognized on both an accrual and cash basis.

(2)
Cash interest receipts on smaller-balance homogeneous loans are generally recorded as revenue. The interest recognition policy for commercial market loans is identical to that for Corporate loans, as described below.

	December 31, 2010
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$16,225	$17,287	$2,783	$13,606
Home equity loans	1,205	1,256	393	1,010
Credit cards	5,906	5,906	3,237	5,314
Installment and other
Individual installment and other	3,286	3,348	1,172	3,627
Commercial market loans	706	934	145	909

Total(5)	$27,328	$28,731	$7,730	$24,466

(1)
Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)
$1,050 million of residential first mortgages, $6 million of home equity loans and $323 million of commercial market loans do not have a specific allowance.

(3)
Included in the Allowance for loan losses.

(4)
Average carrying value does not include related specific allowance.

(5)
Prior to 2008, the Company's financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers' financial difficulties and it was determined that a concession was granted to the borrower. Smaller-balance consumer loans modified since January 1, 2008 amounted to $26.6 billion at December 31, 2010. However, information derived from Citi's risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $28.2 billion at December 31, 2010.

Corporate Loans

        Corporate loans represent loans and leases managed by ICG or the SAP. The following table presents information by Corporate loan type as of June 30, 2011 and December 31, 2010:

In millions of dollars	June 30, 2011	December 31, 2010
Corporate
In U.S. offices
Commercial and industrial	$16,343	$14,334
Loans to financial institutions	28,905	29,813
Mortgage and real estate(1)	20,596	19,693
Installment, revolving credit and other(2)	14,105	12,640
Lease financing	1,498	1,413

	$81,447	$77,893

In offices outside the U.S.
Commercial and industrial	$73,594	$69,718
Installment, revolving credit and other(2)	12,964	11,829
Mortgage and real estate(1)	6,529	5,899
Loans to financial institutions	27,361	22,620
Lease financing	491	531
Governments and official institutions	2,727	3,644

	$123,666	$114,241

Total Corporate loans	$205,113	$192,134
Net unearned income	(657)	(972)

Corporate loans, net of unearned income	$204,456	$191,162

(1)
Loans secured primarily by real estate.

(2)
Includes loans not otherwise separately categorized.

        During the six and three months ended June 30, 2011, the Company sold and/or reclassified $3.7 billion and $1.6 billion, respectively, of held-for-investment Corporate loans. The Company did not have significant purchases of loans classified as held-for-investment during the six and three months ended June 30, 2011.

        Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired Corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While Corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by Corporate loan type as of June 30, 2011 and December 31, 2010:

Corporate Loan Delinquency and Non-Accrual Details at June 30, 2011

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans
Commercial and industrial	$170	$14	$184	$1,326	$87,069	$88,579
Financial institutions	8	—	8	1,119	54,020	55,147
Mortgage and real estate	435	85	520	1,911	24,569	27,000
Leases	7	11	18	24	1,947	1,989
Other	395	12	407	439	27,477	28,323
Loans at fair value						3,418

Total	$1,015	$122	$1,137	$4,819	$195,082	$204,456

(1)
Corporate loans that are greater than 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

(2)
Citi generally does not manage Corporate loans on a delinquency basis. Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full that the payment of interest or principal is doubtful.

(3)
Corporate loans are past due when principal or interest is contractually due but unpaid. Loans less than 30 days past due are presented as current.

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

(1)
Corporate loans that are greater than 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

(2)
Citi generally does not manage Corporate loans on a delinquency basis. Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful.

(3)
Corporate loans are past due when principal or interest is contractually due but unpaid. Loans less than 30 days past due are presented as current.

        Citigroup has established a risk management process to monitor, evaluate and manage the principal risks associated with its Corporate loan portfolio. As part of its risk management process, Citi assigns numeric risk ratings to its Corporate loan facilities based on quantitative and qualitative assessments of the obligor and facility. These risk ratings are reviewed at least annually or more often if material events related to the obligor or facility warrant. Factors considered in assigning the risk ratings include: financial condition of the borrower, qualitative assessment of management and strategy, amount and sources of repayment, amount and type of collateral and guarantee arrangements, amount and type of any contingencies associated with the borrower, and the borrower's industry and geography.

        The obligor risk ratings are defined by ranges of default probabilities. The facility risk ratings are defined by ranges of loss norms, which are the product of the probability of default and the loss given default. The investment grade rating categories are similar to the category BBB-/Baa3 and above as defined by S&P and Moody's. Loans classified according to the bank regulatory definitions as special mention, substandard and doubtful will have risk ratings within the non-investment grade categories.

Corporate Loans Credit Quality Indicators at June 30, 2011 and December 31, 2010

In millions of dollars	Recorded investment in loans(1) June 30, 2011	Recorded investment in loans(1) December 31, 2010
Investment grade(2)
Commercial and industrial	$59,731	$51,042
Financial institutions	49,136	47,310
Mortgage and real estate	9,494	8,119
Leases	1,099	1,204
Other	23,322	21,844

Total investment grade	$142,782	$129,519

Non-investment grade(2)
Accrual
Commercial and industrial	$27,521	$25,992
Financial institutions	4,892	3,412
Mortgage and real estate	3,638	3,329
Leases	866	695
Other	4,563	4,316
Non-accrual
Commercial and industrial	1,326	5,125
Financial institutions	1,119	1,258
Mortgage and real estate	1,911	1,782
Leases	24	45
Other	439	400

Total non-investment grade	$46,299	$46,354

Private Banking loans managed on a delinquency basis(2)	$11,957	$12,662
Loans at fair value	3,418	2,627

Corporate loans, net of unearned income	$204,456	$191,162

(1)
Recorded investment in a loan includes, net of deferred loan fees and costs, unamortized premium or discount, and less any direct write-downs.

(2)
Held-for-investment loans accounted for on an amortized cost basis.

        Corporate loans and leases identified as impaired and placed on non-accrual status are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans and leases, where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment, are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance, generally six months, in accordance with the contractual terms of the loan.

        The following tables present non-accrual loan information by Corporate loan type at June 30, 2011 and December 31, 2010, respectively, and for the three- and six-month periods ended June 30, 2011 and June 30, 2010 for interest income recognized on non-accrual Corporate loans:

Non-Accrual Corporate Loans

	June 30, 2011				Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
In millions of dollars	Recorded investment(1)	Principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized	Interest income recognized
Non-accrual corporate loans
Commercial and industrial	$1,326	$1,845	$247	$3,498	$16	$24
Loans to financial institutions	1,119	1,862	47	1,055	—	—
Mortgage and real estate	1,911	2,138	204	1,914	4	7
Lease financing	24	33	—	42	1	2
Other	439	922	119	705	12	13

Total non-accrual Corporate loans	$4,819	$6,800	$617	$7,214	$33	$46

In millions of dollars	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Interest income recognized	$30	$42

	December 31, 2010
In millions of dollars	Recorded investment(1)	Principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$5,125	$8,021	$843	$6,016
Loans to financial institutions	1,258	1,835	259	883
Mortgage and real estate	1,782	2,328	369	2,474
Lease financing	45	71	—	55
Other	400	948	218	1,205

Total non-accrual Corporate loans	$8,610	$13,203	$1,689	$10,633

	June 30, 2011		December 31, 2010
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual Corporate loans with valuation allowances
Commercial and industrial	$686	$247	$4,257	$843
Loans to financial institutions	532	47	818	259
Mortgage and real estate	956	204	1,008	369
Other	270	119	241	218

Total non-accrual Corporate loans with specific allowance	$2,444	$617	$6,324	$1,689

Non-accrual Corporate loans without specific allowance
Commercial and industrial	$640		$868
Loans to financial institutions	587		440
Mortgage and real estate	955		774
Lease financing	24		45
Other	169		159

Total non-accrual Corporate loans without specific allowance	$2,375	N/A	$2,286	N/A

(1)
Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)
Average carrying value does not include related specific allowance.

N/A Not Applicable

        Included in the Corporate and Consumer loan outstanding tables above are purchased distressed loans, which are loans that have evidenced significant credit deterioration subsequent to origination but prior to acquisition by Citigroup. In accordance with SOP 03-3 (codified as ASC 310-30), the difference between the total expected cash flows for these loans and the initial recorded investment is recognized in income over the life of the loans using a level yield. Accordingly, these loans have been excluded from the impaired loan table information presented above. In addition, per SOP 03-3, subsequent decreases in the expected cash flows for a purchased distressed loan require a build of an allowance so the loan retains its level yield. However, increases in the expected cash flows are first recognized as a reduction of any previously established allowance and then recognized as income prospectively over the remaining life of the loan by increasing the loan's level yield. Where the expected cash flows cannot be reliably estimated, the purchased distressed loan is accounted for under the cost recovery method.

 13.    ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2011	2010	2011	2010
Allowance for loan losses at beginning of period	$36,568	$48,746	$40,655	$36,033
Gross credit losses	(5,906)	(9,006)	(13,037)	(18,208)
Gross recoveries	759	1,044	1,621	1,862

Net credit (losses) recoveries (NCLs)	$(5,147)	$(7,962)	$(11,416)	$(16,346)

NCLs	$5,147	$7,962	$11,416	$16,346
Net reserve builds (releases)	(1,950)	(1,752)	(5,432)	(2,634)
Net specific reserve builds (releases)	(16)	313	96	1,177

Total provision for credit losses	$3,181	$6,523	$6,080	$14,889
Other, net(1)	(240)	(1,110)	(957)	11,621

Allowance for loan losses at end of period	$34,362	$46,197	$34,362	$46,197

Allowance for credit losses on unfunded lending commitments at beginning of period(2)	$1,105	$1,122	$1,066	$1,157
Provision for unfunded lending commitments	(13)	(71)	12	(106)

Allowance for credit losses on unfunded lending commitments at end of period(2)	$1,097	$1,054	$1,097	$1,054

Total allowance for loans, leases, and unfunded lending commitments at end of period	$35,459	$47,251	$35,459	$47,251

(1)
The six months ended June 30, 2011 includes a reduction of approximately $930 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios and a reduction of $240 million related to the sale of the Egg Banking PLC credit card business. The six months ended June 30, 2010 primarily includes an increase of $13.4 billion related to the impact of consolidating entities in connection with Citi's adoption of SFAS 167 on January 1, 2010 offset by reductions related to sales or transfers to held-for-sale for U.S. real estate lending loans of approximately $825 million, U.K. real estate lending loans of approximately $290 million, the Canada Cards portfolio of approximately $107 million, and an auto portfolio of approximately $130 million.

(2)
Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other Liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans

	Three Months Ended June 30, 2011
In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses
Beginning balance March 31, 2011	$3,842	$32,726	$36,568
Charge-offs	(402)	(5,504)	(5,906)
Recoveries	53	706	759
Replenishment of net charge-offs	349	4,798	5,147
Net reserve builds (releases)	(157)	(1,793)	(1,950)
Net specific reserve builds (releases)	(283)	267	(16)
Other	1	(241)	(240)

Ending balance	$3,403	$30,959	$34,362

	Six Months Ended June 30, 2011
	Corporate	Consumer	Total
Allowance for loan losses
Beginning balance December 31, 2010	$5,210	$35,445	$40,655
Charge-offs	(1,400)	(11,637)	(13,037)
Recoveries	202	1,419	1,621
Replenishment of net charge-offs	1,198	10,218	11,416
Net reserve builds (releases)	(757)	(4,675)	(5,432)
Net specific reserve builds (releases)	(1,077)	1,173	96
Other	27	(984)	(957)

Ending balance	$3,403	$30,959	$34,362

	June 30, 2011			December 31, 2010
In millions of dollars	Corporate	Consumer(1)	Total	Corporate	Consumer(1)	Total
Allowance for loan losses
Determined in accordance with ASC 450-20	$2,727	$22,068	$24,795	$3,471	$27,683	$31,154
Determined in accordance with ASC 310-10-35	617	8,874	9,491	1,689	7,735	9,424
Determined in accordance with ASC 310-30	59	17	76	50	27	77

Total allowance for loan losses	$3,403	$30,959	$34,362	$5,210	$35,445	$40,655

Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20(2)	$195,466	$411,657	$607,123	$179,162	$428,334	$607,496
Loans evaluated for impairment in accordance with ASC 310-10-35	5,329	29,747	35,076	9,129	27,328	36,457
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	243	218	461	244	225	469
Loans held at fair value	3,418	1,422	4,840	2,627	1,745	4,372

Total loans, net of unearned income	$204,456	$443,044	$647,500	$191,162	$457,632	$648,794

(1)
Classifiably managed Consumer loans are evaluated for impairment in a manner consistent with that for Corporate loans. That is, an asset-specific component is calculated under ASC 310-10-35 on an individual basis for larger-balance, non-homogeneous loans which are considered impaired and the allowance for the remainder of the classifiably managed Consumer loan portfolio is calculated under ASC 450 using a statistical methodology, supplemented by management adjustment.

(2)
Only considers contractual principal amounts due, except for credit card loans where estimated loss amounts related to accrued interest receivable are also included.

 14.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in Goodwill during the first six months of 2011 were as follows:

In millions of dollars
Balance at December 31, 2010	$26,152

Foreign exchange translation	$345
Smaller acquisitions/divestitures, purchase accounting adjustments and other	(11)
Discontinued operations	(147)

Balance at March 31, 2011	$26,339

Foreign exchange translation	292
Smaller acquisitions/divestitures and other	(10)

Balance at June 30, 2011	$26,621

        During the second quarter of 2011, no goodwill was written off due to impairment and no interim impairment test on goodwill was performed. Goodwill is tested for impairment annually during the third quarter at the reporting unit level and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. There were no triggering events present during the second quarter of 2011 for any reporting unit and an interim goodwill impairment test was not required.

        While no goodwill was written off during the second quarter of 2011, the Company will continue to monitor the Local Consumer Lending—Cards reporting unit for triggering events in the interim as the goodwill present in this reporting unit may be sensitive to further deterioration because the valuation of the reporting unit is particularly dependent upon economic conditions that affect consumer credit risk and behavior. The fair value as a percentage of allocated book value for Local Consumer Lending—Cards is 120%, based on the results of the goodwill impairment test performed during the third quarter of 2010. Small deterioration in the assumptions used in the valuations, in particular the discount rate, expected recovery, and expected loss rates, could significantly affect Citigroup's impairment evaluation and, hence, results. If the future were to differ adversely from management's best estimate of key economic assumptions, and associated cash flows were to decrease by a small margin, the Company could potentially experience future material impairment charges with respect to the $4,429 million of goodwill remaining in its Local Consumer Lending—Cards reporting unit. Any such charges, by themselves, would not negatively affect the Company's Tier 1 Common, Tier 1 Capital or Total Capital regulatory ratios, its Tangible Common Equity or the Company's liquidity position.

        The following tables present the Company's goodwill balances by reporting unit and by segment at June 30, 2011:

In millions of dollars
Reporting unit(1)	Goodwill
North America Regional Consumer Banking	$2,530
EMEA Regional Consumer Banking	355
Asia Regional Consumer Banking	6,303
Latin America Regional Consumer Banking	1,865
Securities and Banking	9,492
Global Transaction Services	1,579
Brokerage and Asset Management	68
Local Consumer Lending—Cards	4,429

Total	$26,621

By Segment
Regional Consumer Banking	$11,053
Institutional Clients Group	11,071
Citi Holdings	4,497

Total	$26,621

(1)
Local Consumer Lending—Other is excluded from the table as there is no goodwill allocated to such unit.

Intangible Assets

        The components of intangible assets as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011			December 31, 2010
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,757	$5,218	$2,539	$7,796	$5,048	$2,748
Core deposit intangibles	1,431	989	442	1,442	959	483
Other customer relationships	804	312	492	796	289	507
Present value of future profits	244	123	121	241	114	127
Indefinite-lived intangible assets	581	—	581	550	—	550
Other(1)	4,744	1,783	2,961	4,723	1,634	3,089

Intangible assets (excluding MSRs)	$15,561	$8,425	$7,136	$15,548	$8,044	$7,504
Mortgage servicing rights (MSRs)	4,258	—	4,258	4,554	—	4,554

Total intangible assets	$19,819	$8,425	$11,394	$20,102	$8,044	$12,058

(1)
Includes contract-related intangible assets.

        The changes in intangible assets during the first six months of 2011 were as follows:

In millions of dollars	Net carrying amount at December 31, 2010	Acquisitions/ divestitures	Amortization	Impairments	FX and other(1)	Discontinued Operations	Net carrying amount at June 30, 2011
Purchased credit card relationships	$2,748	$6	$(221)	$—	$6	$—	$2,539
Core deposit intangibles	483	—	(49)	—	8	—	442
Other customer relationships	507	—	(26)	—	11	—	492
Present value of future profits	127	—	(7)	—	1	—	121
Indefinite-lived intangible assets	550	—	—	—	31	—	581
Other	3,089	47	(153)	(16)	12	(18)	2,961

Intangible assets (excluding MSRs)	$7,504	$53	$(456)	$(16)	$69	$(18)	$7,136
Mortgage servicing rights (MSRs)(2)	4,554						4,258

Total intangible assets	$12,058						$11,394

(1)
Includes foreign exchange translation and purchase accounting adjustments.

(2)
See Note 17 to the Consolidated Financial Statements for the roll-forward of MSRs.

15.    DEBT

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings at June 30, 2011 and December 31, 2010 as follows:

In millions of dollars	June 30, 2011	December 31, 2010
Commercial paper
Bank	$14,299	$14,987
Non-bank	9,345	9,670

	$23,644	$24,657
Other borrowings(1)	49,245	54,133

Total	$72,889	$78,790

(1)
At June 30, 2011 and December 31, 2010, includes collateralized advances from the Federal Home Loan Banks of $8 billion and $10 billion, respectively.

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

Long-Term Debt

In millions of dollars	June 30, 2011	December 31, 2010
Citigroup parent company	$185,846	$191,944
Bank(1)	95,751	113,234
Non-bank	70,861	76,005

Total(2)(3)	$352,458	$381,183

(1)
At June 30, 2011 and December 31, 2010, includes collateralized advances from the Federal Home Loan Banks of $16.0 billion and $18.2 billion, respectively.

(2)
Of this amount, approximately $50.5 billion is guaranteed by the FDIC under the TLGP with $12.5 billion maturing in 2011 and $38 billion maturing in 2012.

(3)
Includes Principal-Protected Trust Securities (Safety First Trust Securities) with carrying values of $302 million issued by Safety First Trust Series 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 at June 30, 2011 and $364 million issued by Safety First Trust Series 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 (collectively, the Safety First Trusts) at December 31, 2010. Citigroup Funding Inc. (CFI) owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust Securities and the Safety First Trusts' common securities. The Safety First Trusts' obligations under the Safety First Trust Securities are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        CGMHI has committed long-term financing facilities with unaffiliated banks. At June 30, 2011, CGMHI had drawn down the full $600 million available under these facilities, of which $150 million is guaranteed by Citigroup. Generally, a bank can terminate these facilities by giving CGMHI one-year prior notice.

        Long-term debt at June 30, 2011 and December 31, 2010 includes $16,077 million and $18,131 million, respectively, of junior subordinated debt. The Company has formed statutory business trusts under the laws of the State of Delaware. The trusts exist for the exclusive purposes of (i) issuing trust securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of their parent; and (iii) engaging in only those activities necessary or incidental thereto. Citigroup owns all of the voting securities of these subsidiary trusts, and the subsidiary trusts' obligations are fully and unconditionally guaranteed by Citigroup. Subject to regulatory approval, Citigroup generally has the right to redeem the junior subordinated debentures, as set forth in the table below.

        The following table summarizes the trust securities and accompanying subordinated debentures at June 30, 2011:

						Junior subordinated debentures owned by trust
Trust securities with distributions guaranteed by Citigroup In millions of dollars, except share amounts	Issuance date	Securities issued	Liquidation value	Coupon rate	Common shares issued to parent	Amount(1)	Maturity	Redeemable by issuer beginning
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	35,885,898	897	7.125%	1,109,874	925	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	43,651,597	1,091	6.950%	1,350,050	1,125	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	33,874,813	847	6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	14,757,823	369	6.100%	456,428	380	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460	6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XII	Mar. 2010	92,000,000	2,300	8.500%	25	2,300	Mar. 30, 2040	Mar. 30, 2015
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875%	25	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XIV	June 2006	12,227,281	306	6.875%	40,000	307	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	25,210,733	630	6.500%	40,000	631	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	38,148,947	954	6.450%	20,000	954	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	28,047,927	701	6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	99,901	160	6.829%	50	160	June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	22,771,968	569	7.250%	20,000	570	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	17,709,814	443	7.875%	20,000	443	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	2,345,801	2,346	8.300%	500	2,346	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXXIII	July 2009	3,025,000	3,025	8.000%	100	3,025	July 30, 2039	July 30, 2014
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$17,656			$17,782

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

        In connection with the fourth and final remarketing of trust securities held by the Abu Dhabi Investment Authority (ADIA), during the second quarter of 2011, Citigroup exchanged Citigroup Capital Trust XXXII for $1.875 billion of senior notes with a coupon of 3.953%, payable semiannually. The senior notes mature on June 15, 2016.

 16.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Changes in each component of Accumulated other comprehensive income (loss) for the six-month periods ended June 30, 2011 and 2010 are as follows:

Six months ended June 30, 2011:

In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2010	$(2,395)	$(7,127)	$(2,650)	$(4,105)	$(16,277)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	740	—	—	—	740
Foreign currency translation adjustment, net of taxes(2)	—	1,364	—	—	1,364
Cash flow hedges, net of taxes(3)	—	—	152	—	152
Pension liability adjustment, net of taxes(4)	—	—	—	37	37

Change	$740	$1,364	$152	$37	$2,293

Balance, March 31, 2011	$(1,655)	$(5,763)	$(2,498)	$(4,068)	$(13,984)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	1,052	—	—	—	1,052
Foreign currency translation adjustment, net of taxes(2)	—	776	—	—	776
Cash flow hedges, net of taxes(3)	—	—	(69)	—	(69)
Pension liability adjustment, net of taxes(4)	—	—	—	3	3

Change	$1,052	$776	$(69)	$3	$1,762

Balance, June 30, 2011	$(603)	$(4,987)	$(2,567)	$(4,065)	$(12,222)

Six months ended June 30, 2010:

In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2009	$(4,347)	$(7,947)	$(3,182)	$(3,461)	$(18,937)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	1,182	—	—	—	1,182
Foreign currency translation adjustment, net of taxes(2)	—	(279)	—	—	(279)
Cash flow hedges, net of taxes(3)	—	—	223	—	223
Pension liability adjustment, net of taxes(4)	—	—	—	(48)	(48)

Change	$1,182	$(279)	$223	$(48)	$1,078

Balance, March 31, 2010	$(3,165)	$(8,226)	$(2,959)	$(3,509)	$(17,859)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	906	—	—	—	906
Foreign currency translation adjustment, net of taxes(2)	—	(2,036)	—	—	(2,036)
Cash flow hedges, net of taxes(3)	—	—	(225)	—	(225)
Pension liability adjustment, net of taxes(4)	—	—	—	44	44

Change	$906	$(2,036)	$(225)	$44	$(1,311)

Balance, June 30, 2010	$(2,259)	$(10,262)	$(3,184)	$(3,465)	$(19,170)

(1)
The after tax realized gains (losses) on sales and impairments of securities during the six months ended June 30, 2011 and 2010 were $(414) million and $89 million, respectively. For details of the unrealized gains and losses on Citigroup's available-for-sale and held-to-maturity securities, and the net gains (losses) included in income, see Note 11 to the Consolidated Financial Statements.

(2)
Reflects, among other items: the movements in the Brazilian real, British pound, Euro, Japanese yen, Korean won, Mexican peso, Polish zloty and Turkish lira against the U.S. dollar, and changes in related tax effects and hedges.

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

17.    SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Uses of SPEs

        A special purpose entity (SPE) is an entity designed to fulfill a specific limited need of the company that organized it. The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup's financial assets, to assist clients in securitizing their financial assets, and to create investment products for clients. SPEs may be organized in many legal forms including trusts, partnerships or corporations. In a securitization, the company transferring assets to an SPE converts all (or a portion) of those assets into cash before they would have been realized in the normal course of business through the SPE's issuance of debt and equity instruments, certificates, commercial paper and other notes of indebtedness, which are recorded on the balance sheet of the SPE and not reflected in the transferring company's balance sheet, assuming applicable accounting requirements are satisfied.

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

        Most of Citigroup's SPEs are now VIEs, as described below.

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

        The Company must evaluate its involvement in each VIE and understand the purpose and design of the entity, the role the Company had in the entity's design, and its involvement in the VIE's ongoing activities. The Company then must evaluate which activities most significantly impact the economic performance of the VIE and who has the power to direct such activities.

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

[This page intentionally left blank]

        Citigroup's involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE as of June 30, 2011 and December 31, 2010 is presented below:

As of June 30, 2011
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures(3)
	Total involvement with SPE assets
In millions of dollars		Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(4)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$56,547	$56,547	$—	$—	$—	$—	$—	$—
Mortgage securitizations(5)
U.S. agency-sponsored	229,475	—	229,475	5,005	—	—	29	5,034
Non-agency-sponsored	12,585	2,083	10,502	486	—	—	—	486
Citi-administered asset-backed commercial paper conduits (ABCP)	29,615	20,078	9,537	—	—	9,537	—	9,537
Third-party commercial paper conduits	8,011	220	7,791	466	—	298	—	764
Collateralized debt obligations (CDOs)	4,410	—	4,410	51	—	—	—	51
Collateralized loan obligations (CLOs)	5,866	—	5,866	56	—	—	—	56
Asset-based financing	17,713	1,505	16,208	5,896	—	3,057	178	9,131
Municipal securities tender option bond trusts (TOBs)	16,098	7,822	8,276	707	—	5,258	54	6,019
Municipal investments	13,568	192	13,376	2,224	2,803	1,745	—	6,772
Client intermediation	4,747	157	4,590	788	—	—	—	788
Investment funds	3,855	100	3,755	—	95	63	—	158
Trust preferred securities	17,889	—	17,889	—	128	—	—	128
Other	6,733	138	6,595	366	62	135	82	645

Total	$427,112	$88,842	$338,270	$16,045	$3,088	$20,093	$343	$39,569

Citi Holdings
Credit card securitizations	$28,549	$28,271	$278	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	186,269	—	186,269	2,453	—	—	153	2,606
Non-agency-sponsored	19,441	1,878	17,563	131	—	—	—	131
Student loan securitizations	2,765	2,765	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	7,441	—	7,441	146	—	—	137	283
Collateralized loan obligations (CLOs)	13,480	—	13,480	1,533	—	7	98	1,638
Asset-based financing	15,669	123	15,546	6,340	3	399	—	6,742
Municipal investments	5,286	—	5,286	438	259	98	—	795
Client intermediation	199	164	35	35	—	—	—	35
Investment funds	1,483	16	1,467	29	106	—	—	135
Other	7,543	6,922	621	160	69	135	—	364

Total	$288,125	$40,139	$247,986	$11,265	$437	$639	$388	$12,729

Total Citigroup	$715,237	$128,981	$586,256	$27,310	$3,525	$20,732	$731	$52,298

(1)
The definition of maximum exposure to loss is included in the text that follows.

(2)
Included in Citigroup's June 30, 2011 Consolidated Balance Sheet.

(3)
Not included in Citigroup's June 30, 2011 Consolidated Balance Sheet.

(4)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(5)
Citicorp mortgage securitizations also include agency and non-agency (private label) re-securitization activities. These SPE entities are not consolidated. See "Re-Securitizations" below for further discussion.

As of December 31, 2010
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures(3)
	Total involvement with SPE assets
In millions of dollars		Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(4)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$62,061	$62,061	$—	$—	$—	$—	$—	$—
Mortgage securitizations(5)
U.S. agency-sponsored	211,178	—	211,178	3,331	—	—	27	3,358
Non-agency-sponsored	16,441	1,454	14,987	718	—	—	—	718
Citi-administered asset-backed commercial paper conduits (ABCP)	30,941	21,312	9,629	—	—	9,629	—	9,629
Third-party commercial paper conduits	4,845	308	4,537	415	—	298	—	713
Collateralized debt obligations (CDOs)	5,379	—	5,379	103	—	—	—	103
Collateralized loan obligations (CLOs)	6,740	—	6,740	68	—	—	—	68
Asset-based financing	17,571	1,421	16,150	5,641	—	5,596	11	11,248
Municipal securities tender option bond trusts (TOBs)	17,047	8,105	8,942	—	—	6,454	423	6,877
Municipal investments	13,720	178	13,542	2,057	2,929	1,836	—	6,822
Client intermediation	6,612	1,899	4,713	1,312	8	—	—	1,320
Investment funds	3,741	259	3,482	2	82	66	19	169
Trust preferred securities	19,776	—	19,776	—	128	—	—	128
Other	5,085	1,412	3,673	467	32	119	80	698

Total	$421,137	$98,409	$322,728	$14,114	$3,179	$23,998	$560	$41,851

Citi Holdings
Credit card securitizations	$33,606	$33,196	$410	$—	$—	$—	$—	$—
Mortgage securitizations(5)
U.S. agency-sponsored	207,729	—	207,729	2,701	—	—	108	2,809
Non-agency-sponsored	22,274	2,727	19,547	160	—	—	—	160
Student loan securitizations	2,893	2,893	—	—	—	—	—	—
Third-party commercial paper conduits	3,365	—	3,365	—	—	252	—	252
Collateralized debt obligations (CDOs)	8,452	755	7,697	189	—	—	141	330
Collateralized loan obligations (CLOs)	12,234	—	12,234	1,754	—	29	401	2,184
Asset-based financing	22,756	136	22,620	8,626	3	300	—	8,929
Municipal investments	5,241	—	5,241	561	200	196	—	957
Client intermediation	659	195	464	62	—	—	345	407
Investment funds	1,961	627	1,334	—	70	45	—	115
Other	8,444	6,955	1,489	276	112	91	—	479

Total	$329,614	$47,484	$282,130	$14,329	$385	$913	$995	$16,622

Total Citigroup	$750,751	$145,893	$604,858	$28,443	$3,564	$24,911	$1,555	$58,473

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

(5)
Citicorp mortgage securitizations also include agency and non-agency (private label) re-securitization activities. These SPE entities are not consolidated. See "Re-Securitizations" below for further discussion.

(6)
Restated to conform to the current period's presentation.

        The previous tables do not include:

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

  •
  certain representations and warranties exposures in Securities and Banking mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of the loans securitized was approximately $24 billion at June 30, 2011, related to transactions sponsored by Securities and Banking during the period 2005 to 2008; and

  •
  certain representations and warranties exposures in Consumer mortgage securitizations, where the original mortgage loan balances are no longer outstanding.

        The asset balances for consolidated VIEs represent the carrying amounts of the assets consolidated by the Company. The carrying amount may represent the amortized cost or the current fair value of the assets depending on the legal form of the asset (e.g., security or loan) and the Company's standard accounting policies for the asset type and line of business.

        The asset balances for unconsolidated VIEs where the Company has significant involvement represent the most current information available to the Company. In most cases, the asset balances represent an amortized cost basis without regard to impairments in fair value, unless fair value information is readily available to the Company. For VIEs that obtain asset exposures synthetically through derivative instruments (for example, synthetic CDOs), the tables include the full original notional amount of the derivative as an asset.

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments

        The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of June 30, 2011:

In millions of dollars	Liquidity Facilities	Loan Commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$9,537	$—
Third-party commercial paper conduits	298	—
Asset-based financing	5	3,052
Municipal securities tender option bond trusts (TOBs)	5,258	—
Municipal investments	—	1,745
Investment Funds	—	63
Other	—	135

Total Citicorp	$15,098	$4,995

Citi Holdings
Collateralized loan obligations (CLOs)	$—	$7
Asset-based financing	—	399
Municipal investments	—	98
Other	—	135

Total Citi Holdings	$—	$639

Total Citigroup funding commitments	$15,098	$5,634

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

	June 30, 2011			December 31, 2010
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.2	$0.8	$1.0	$0.2	$0.6	$0.8
Trading account assets	0.6	0.2	0.8	4.9	1.6	6.5
Investments	7.8	0.2	8.0	7.9	—	7.9
Total loans, net	79.6	37.8	117.4	85.3	44.7	130.0
Other	0.6	1.1	1.7	0.1	0.6	0.7

Total assets	$88.8	$40.1	$128.9	$98.4	$47.5	$145.9

Short-term borrowings	$21.8	$0.8	$22.6	$23.1	$2.2	$25.3
Long-term debt	35.8	19.5	55.3	47.6	22.1	69.7
Other liabilities	0.1	0.4	0.5	0.6	0.2	0.8

Total liabilities	$57.7	$20.7	$78.4	$71.3	$24.5	$95.8

Citicorp & Citi Holdings Significant Variable Interests in Unconsolidated VIEs—Balance Sheet Classification

        The following tables present the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$3.6	$1.5	$5.1	$3.6	$2.7	$6.3
Investments	3.4	5.5	8.9	3.8	5.9	9.7
Loans	9.9	3.0	12.9	7.3	5.0	12.3
Other	2.3	1.7	4.0	2.7	2.0	4.7

Total assets	$19.2	$11.7	$30.9	$17.4	$15.6	$33.0

Long-term debt	$0.3	$—	$0.3	$0.4	$0.5	$0.9
Other liabilities	—	—	—	—	—	—

Total liabilities	$0.3	$—	$0.3	$0.4	$0.5	$0.9

Credit Card Securitizations

        The Company securitizes credit card receivables through trusts that are established to purchase the receivables. Citigroup transfers receivables into the trusts on a non-recourse basis. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. The trusts are treated as consolidated entities, because, as servicer, Citigroup has the power to direct the activities that most significantly impact the economic performance of the trusts and also holds a seller's interest and certain securities issued by the trusts, and provides liquidity facilities to the trusts, which could result in potentially significant losses or benefits from the trusts. Accordingly, the transferred credit card receivables are required to remain on the Consolidated Balance Sheet with no gain or loss recognized. The debt issued by the trusts to third parties is included in the Consolidated Balance Sheet.

        The Company relies on securitizations to fund a significant portion of its credit card businesses in North America. The following table reflects amounts related to the Company's securitized credit card receivables as of June 30, 2011 and December 31, 2010:

	Citicorp		Citi Holdings
In billions of dollars	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Principal amount of credit card receivables in trusts	$61.3	$67.5	$30.2	$34.1

Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$32.2	$42.0	$13.1	$16.4
Retained by Citigroup as trust-issued securities	8.5	3.4	7.1	7.1
Retained by Citigroup via non-certificated interests	20.6	22.1	10.0	10.6

Total ownership interests in principal amount of trust credit card receivables	$61.3	$67.5	$30.2	$34.1

Credit Card Securitizations—Citicorp

        The following table summarizes selected cash flow information related to Citicorp's credit card securitizations for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,
In billions of dollars	2011	2010
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(10.8)	(6.9)

	Six months ended June 30,
In billions of dollars	2011	2010
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(10.8)	(17.4)

Credit Card Securitizations—Citi Holdings

        The following table summarizes selected cash flow information related to Citi Holdings' credit card securitizations for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,
In billions of dollars	2011	2010
Proceeds from new securitizations	$3.0	$2.1
Pay down of maturing notes	(4.8)	(4.0)

	Six months ended June 30,
In billions of dollars	2011	2010
Proceeds from new securitizations	$3.9	$3.8
Pay down of maturing notes	(7.2)	(13.8)

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

Funding, Liquidity Facilities and Subordinated Interests

        Citigroup securitizes credit card receivables through two securitization trusts—Citibank Credit Card Master Trust (Master Trust), which is part of Citicorp, and the Citibank OMNI Master Trust (Omni Trust), which is part of Citi Holdings. The liabilities of the trusts are included in the Consolidated Balance Sheet, excluding those retained by Citigroup.

        Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 3.4 years as of June 30, 2011 and 3.4 years as of December 31, 2010.

Master Trust Liabilities (at par value)

In billions of dollars	June 30, 2011	December 31, 2010
Term notes issued to multi- seller CP conduits	$—	$0.3
Term notes issued to third parties	32.2	41.8
Term notes retained by Citigroup affiliates	8.5	3.4

Total Master Trust Liabilities	$40.7	$45.5

        The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits.

        The weighted average maturity of the third-party term notes issued by the Omni Trust was 2.0 years as of June 30, 2011 and 1.8 years as of December 31, 2010.

Omni Trust Liabilities (at par value)

In billions of dollars	June 30, 2011	December 31, 2010
Term notes issued to multi-seller commercial paper conduits	$3.9	$7.2
Term notes issued to third parties	9.2	9.2
Term notes retained by Citigroup affiliates	7.1	7.1

Total Omni Trust Liabilities	$20.2	$23.5

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

        The Company does not consolidate certain non-agency-sponsored mortgage securitizations because Citi is either not the servicer with the power to direct the significant activities of the entity or Citi is the servicer but the servicing relationship is deemed to be a fiduciary relationship and, therefore, Citi is not deemed to be the primary beneficiary of the entity.

        In certain instances, the Company has (1) the power to direct the activities and (2) the obligation to either absorb losses or right to receive benefits that could be potentially significant to its non-agency-sponsored mortgage securitizations and therefore, is the primary beneficiary and consolidates the SPE.

Mortgage Securitizations—Citicorp

        The following tables summarize selected cash flow information related to mortgage securitizations for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,
	2011		2010
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$11.1	—	$12.0
Contractual servicing fees received	0.1	—	0.1

	Six months ended June 30,
	2011		2010
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$25.8	$0.1	$24.3
Contractual servicing fees received	0.3	—	0.3

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages were $(6.2) million and $(7.0) million for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2011, gains (losses) recognized on the securitization of non-agency-sponsored mortgages were $(0.2) million and $(0.7) million, respectively.

        Agency and non-agency mortgage securitization gains (losses) for the three and six months ended June 30, 2010 were $(1.0) million and $3.0 million, respectively.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30, 2011			Three months ended June 30, 2010
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior Interests	Subordinated Interests	Agency- and non-agency- sponsored mortgages
Discount rate	0.6% to 23.7%	10.0%	—	0.9% to 39.8%
Weighted average discount rate	10.4%	10.0%	—
Constant prepayment rate	3.6% to 22.6%	1.0%	—	3.0% to 25.0%
Weighted average constant prepayment rate	7.3%	1.0%	—
Anticipated net credit losses(2)	NM	72.0%	—	40.0% to 75.0%
Weighted average anticipated net credit losses	NM	72.0%	—

	Six months ended June 30, 2011			Six months ended June 30, 2010
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior Interests	Subordinated Interests	Agency- and non-agency- sponsored mortgages
Discount rate	0.6% to 28.3%	2.4% to 10.0%	8.4%	0.9% to 39.8%
Weighted average discount rate	10.6%	4.5%	8.4%
Constant prepayment rate	2.2% to 22.6%	1.0% to 2.2%	22.1%	3.0% to 25.0%
Weighted average constant prepayment rate	5.7%	1.9%	22.1%
Anticipated net credit losses(2)	NM	35.0% to 72.0%	11.4%	40.0% to 75.0%
Weighted average anticipated net credit losses	NM	45.3%	11.4%

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, does not represent total credit losses incurred to date, nor does it represent credit losses expected on retained interests in mortgage securitzations.

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

        At June 30, 2011, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

	June 30, 2011
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior Interests	Subordinated Interests
Discount rate	0.6% to 23.7%	3.5% to 20.1%	0.1% to 12.7%
Weighted average discount rate	9.8%	10.1%	8.0%
Constant prepayment rate	9.5% to 22.6%	0.8% to 20.2%	0.5% to 27.0%
Weighted average constant prepayment rate	9.9%	7.4%	4.7%
Anticipated net credit losses(2)	NM	0.0% to 85.0%	35.0% to 90.0%
Weighted average anticipated net credit losses	NM	38.1%	52.5%

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, does not represent total credit losses incurred to date, nor does it represent credit losses expected on retained interests in mortgage securitzations.

NM    Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency- sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior Interests	Subordinated Interests
Carrying value of retained interests	$3,146	$276	$275

Discount rates
Adverse change of 10%	$(104)	$(10)	$(12)
Adverse change of 20%	(206)	(20)	(23)

Constant prepayment rate
Adverse change of 10%	$(94)	$(8)	$(4)
Adverse change of 20%	(185)	(16)	(9)

Anticipated net credit losses
Adverse change of 10%	$(9)	$(18)	$(21)
Adverse change of 20%	(18)	(29)	(38)

Mortgage Securitizations—Citi Holdings

        The following tables summarize selected cash flow information related to Citi Holdings mortgage securitizations for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,
	2011		2010
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.3	$—	$—
Contractual servicing fees received	0.1	—	0.3
Cash flows received on retained interests and other net cash flows	—	—	0.1

	Six months ended June 30,
	2011		2010
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.6	$—	$—
Contractual servicing fees received	0.3	0.1	0.5
Cash flows received on retained interests and other net cash flows	—	—	0.1

        The Company did not recognize gains (losses) on the securitization of U.S. agency- and non-agency-sponsored mortgages in the quarters ended June 30, 2011 and 2010.

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

        At June 30, 2011, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

	June 30, 2011
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior Interests	Subordinated Interests
Discount rate	13.3%	4.7% to 15.8%	0.1% to 10.0%
Weighted average discount rate	13.3%	6.8%	3.4%
Constant prepayment rate	14.0%	8.0% to 100.0%	2.0% to 3.0%
Weighted average constant prepayment rate	14.0%	18.6%	0.8%
Anticipated net credit losses	NM	0.3% to 60.0%	40.0% to 95.0%
Weighted average anticipated net credit losses	NM	3.5%	34.7%
Weighted average life	6.2 years	4.3-5.6 years	0.6-8.2 years

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

NM    Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency- sponsored mortgages
In millions of dollars	U.S. agency- sponsored mortgages	Senior Interests	Subordinated Interests
Carrying value of retained interests	$1,979	$316	$12

Discount rates
Adverse change of 10%	$(83)	$(7)	$(3)
Adverse change of 20%	(160)	(13)	(3)

Constant prepayment rate
Adverse change of 10%	$(103)	$(24)	$—
Adverse change of 20%	(199)	(47)	—

Anticipated net credit losses
Adverse change of 10%	$(34)	$(16)	$(3)
Adverse change of 20%	(68)	(29)	(4)

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

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

        The fair value of capitalized mortgage servicing rights (MSRs) was $4.3 billion and $4.9 billion at June 30, 2011 and 2010, respectively. The MSRs correspond to principal loan balances of $433 billion and $509 billion as of June 30, 2011 and 2010, respectively. The following table summarizes the changes in capitalized MSRs for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,
In millions of dollars	2011	2010
Balance, as of March 31	$4,690	$6,439
Originations	105	117
Changes in fair value of MSRs due to changes in inputs and assumptions	(277)	(1,384)
Other changes(1)	(260)	(278)

Balance, as of June 30	$4,258	$4,894

	Six months ended June 30,
In millions of dollars	2011	2010
Balance, as of the beginning of year	$4,554	$6,530
Originations	299	269
Changes in fair value of MSRs due to changes in inputs and assumptions	(105)	(1,294)
Other changes(1)	(490)	(611)

Balance, as of June 30	$4,258	$4,894

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

        The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions of dollars	2011	2010	2011	2010
Servicing fees	$301	$344	$605	$713
Late fees	18	21	39	44
Ancillary fees	25	53	53	92

Total MSR fees	$344	$418	$697	$849

        These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations

        The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the six months ended June 30, 2011, Citi transferred non-agency (private label) securities with an original par value of approximately $136 million to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients. As of June 30, 2011, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $361 million ($30 million of which relates to re-securitization transactions executed in 2011) and are recorded in trading assets. Of this amount, approximately $83 million and $278 million related to senior and subordinated beneficial interests, respectively. The original par value of private label re-securitization transactions in which Citi holds a retained interest as of June 30, 2011 was approximately $8.0 billion.

        The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the six months ended June 30, 2011, Citi transferred agency securities with a fair value of approximately $21.3 billion to re-securitization entities. As of June 30, 2011, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.6 billion ($2.2 billion of which related to re-securitization transactions executed in 2011) and are recorded in trading assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of June 30, 2011 was approximately $49.4 billion.

        As of June 30, 2011, the Company did not consolidate any private-label or agency re-securitization entities.

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

        Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 30 to 60 days. As of June 30, 2011 and December 31, 2010, the weighted average lives of the commercial paper issued by consolidated and unconsolidated conduits were approximately 40 days and 41 days, respectively.

        The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, there are generally two additional forms of credit enhancement that protect the commercial paper investors from defaulting assets. First, the subordinate loss notes issued by each conduit absorb any credit losses up to their full notional amount. Second, each conduit has obtained a letter of credit from the Company, which needs to be sized to be at least 8-10% of the conduit's assets with a floor of $200 million. The letters of credit provided by the Company to the consolidated conduits total approximately $1.8 billion. The net result across all multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancement described above, any losses in each conduit are allocated in the following order:

  •
  subordinate loss note holders,

  •
  the Company, and

  •
  the commercial paper investors.

        The Company also provides the conduits with two forms of liquidity agreements that are used to provide funding to the conduits in the event of a market disruption, among other events. Each asset of the conduit is supported by a transaction-specific liquidity facility in the form of an asset purchase agreement (APA). Under the APA, the Company has agreed to purchase non-defaulted eligible receivables from the conduit at par. Any assets purchased under the APA are subject to increased pricing. The APA is not designed to provide credit support to the conduit, as it generally does not permit the purchase of defaulted or impaired assets and generally reprices the assets purchased to consider potential increased credit risk. The APA covers all assets in the conduits and is considered in the Company's maximum exposure to loss. In addition, the Company provides the conduits with program-wide liquidity in the form of short-term lending commitments. Under these commitments, the Company has agreed to lend to the conduits in the event of a short-term disruption in the commercial paper market, subject to specified conditions. The total notional exposure under the program-wide liquidity agreement for the Company's unconsolidated administered conduit as of June 30, 2011, is $0.6 billion and is considered in the Company's maximum exposure to loss. The Company receives fees for providing both types of liquidity agreements and considers these fees to be on fair market terms.

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of June 30, 2011, the Company owned none of the commercial paper issued by its unconsolidated administered conduit.

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

        The Company administers one conduit that originates loans to third-party borrowers and those obligations are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. The economic performance of this government-guaranteed loan conduit is most significantly impacted by the performance of its underlying assets. The guarantors must approve each loan held by the entity and the guarantors have the ability (through establishment of the servicing terms to direct default mitigation and to purchase defaulted loans) to manage the conduit's loans that become delinquent to improve the economic performance of the conduit. Because the Company does not have the power to direct the activities of this government-guaranteed loan conduit that most significantly impact the economic performance of the entity, it was concluded that the Company should not consolidate the entity. As of June 30, 2011, this unconsolidated government-guaranteed loan conduit held assets of approximately $9.5 billion.

Third-Party Commercial Paper Conduits

        The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. As of June 30, 2011, the notional amount of these facilities was approximately $764 million, of which $466 million was funded under these facilities. The Company is not the party that has the power to direct the activities of these conduits that most significantly impact their economic performance and thus does not consolidate them.

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

        The Company has retained significant portions of the "super-senior" positions issued by certain CDOs. These positions are referred to as "super-senior" because they represent the most senior positions in the CDO and, at the time of structuring, were senior to tranches rated AAA by independent rating agencies. These positions include facilities structured in the form of short-term commercial paper, where the Company wrote put options ("liquidity puts") to certain CDOs. Under the terms of the liquidity puts, if the CDO was unable to issue commercial paper at a rate below a specified maximum (generally LIBOR + 35 bps to LIBOR + 40 bps), the Company was obligated to fund the senior tranche of the CDO at a specified interest rate. As of June 30, 2011, the Company no longer had exposure to this commercial paper as all of the underlying CDOs had been liquidated.

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

Key Assumptions and Retained Interests—Citi Holdings

        The key assumptions, used for the securitization of CDOs and CLOs during the quarter ended June 30, 2011, in measuring the fair value of retained interests at the date of sale or securitization are as follows:

	CDOs	CLOs
Discount rate	42.0% to 45.8%	4.5% to 5.0%

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$14	$251

Discount rates
Adverse change of 10%	$(2)	$(1)
Adverse change of 20%	(3)	(1)

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

Asset-Based Financing—Citicorp

        The primary types of Citicorp's asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at June 30, 2011 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total assets	Maximum exposure
Type
Commercial and other real estate	$2.4	$0.8
Hedge funds and equities	6.7	2.7
Airplanes, ships and other assets	7.1	5.6

Total	$16.2	$9.1

Asset-Based Financing—Citi Holdings

        The primary types of Citi Holdings' asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at June 30, 2011 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total assets	Maximum exposure
Type
Commercial and other real estate	$5.4	$0.7
Corporate loans	5.3	4.4
Airplanes, ships and other assets	4.8	1.6

Total	$15.5	$6.7

        The following table summarizes selected cash flow information related to asset-based financings for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,
In billions of dollars	2011	2010
Cash flows received on retained interests and other net cash flows	$0.5	$0.4

	Six months ended June 30,
In billions of dollars	2011	2010
Cash flows received on retained interests and other net cash flows	$0.9	$0.9

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	Asset-based financing
Carrying value of retained interests	$4,387

Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	(35)

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

        The Company sponsors two kinds of TOB trusts: customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are trusts through which customers finance investments in municipal securities. Residuals are held by customers, and floaters by third-party investors. Non-customer TOB trusts are trusts through which the Company finances its own investments in municipal securities. The Company holds residuals in non-customer TOB trusts.

        The Company serves as remarketing agent to the trusts, facilitating the sale of floaters to third parties at inception and facilitating the reset of the floater coupon and tenders of floaters. If floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing (in which case the trust is unwound) or it may choose to buy floaters into its own inventory and may continue to try to sell them to a third-party investor. While the level of the Company's inventory of floaters fluctuates, the Company held $76 million of the floater inventory related to the customer and non-customer TOB programs as of June 30, 2011.

        Approximately $0.3 billion of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company. In all other cases, the assets are either unenhanced or are insured with a monoline insurance company.

        If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bond is sold in the market. If there is an accompanying shortfall in the trust's cash flows to fund the redemption of floaters after the sale of the underlying municipal bond, the trust draws on a liquidity agreement in an amount equal to the shortfall. Liquidity agreements are generally provided to the trust directly by the Company. For customer TOBs where the residual is less than 25% of the trust's capital structure, the Company has a reimbursement agreement with the residual holder under which the residual holder reimburses the Company for any payment made under the liquidity arrangement. Through this reimbursement agreement, the residual holder remains economically exposed to fluctuations in the value of the municipal bond. These reimbursement agreements are actively margined based on changes in the value of the underlying municipal bond to mitigate the Company's counterparty credit risk. In cases where a third party provides liquidity to a non-customer TOB trust, a similar reimbursement arrangement is made whereby the Company (or a consolidated subsidiary of the Company) as residual holder absorbs any losses incurred by the liquidity provider. As of June 30, 2011, liquidity agreements provided with respect to customer TOB trusts, and other non-consolidated, customer-sponsored municipal investment funds, totaled $9.7 billion, offset by reimbursement agreements in place with a notional amount of $8.3 billion. The remaining exposure relates to TOB transactions where the residual owned by the customer is at least 25% of the bond value at the inception of the transaction and no reimbursement agreement is executed. In addition, the Company has provided liquidity arrangements with a notional amount of $20 million for other unconsolidated non-customer TOB trusts described below.

        The Company considers the customer and non-customer TOB trusts to be VIEs. Customer TOB trusts are not consolidated by the Company. Because third-party investors hold residual and floater interests in the customer TOB trusts, the Company's involvement includes only its role as remarketing agent and liquidity provider. The Company has concluded that the power over customer TOB trusts is primarily held by the customer residual holder, who may unilaterally cause the sale of the trust's bonds. Because the Company does not hold the residual interest and thus does not have the power to direct the activities that most significantly impact the trust's economic performance, it does not consolidate the customer TOB trusts.

        Non-customer TOB trusts generally are consolidated. The Company's involvement with the non-customer TOB trusts includes holding the residual interests as well as the remarketing and liquidity agreements with the trusts. Similar to customer TOB trusts, the Company has concluded that the power over the non-customer TOB trusts is primarily held by the residual holder, who may unilaterally cause the sale of the trust's bonds. Because the Company holds the residual interest and thus has the power to direct the activities that most significantly impact the trust's economic performance, it consolidates the non-customer TOB trusts.

        Total assets in non-customer TOB trusts also include $76 million of assets where residuals are held by hedge funds that are consolidated and managed by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge funds (and, thus, are not consolidated by the Company) under the application of ASC 946, Financial Services—Investment Companies, which precludes consolidation of owned investments. The Company consolidates the hedge funds, because the Company holds controlling financial interests in the hedge funds. Certain of the Company's equity investments in the hedge funds are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge fund.

        The proceeds from new securitizations from Citi's municipal bond securitizations for the six months ended June 30, 2011 were $0.1 billion.

Municipal Investments

        Municipal investment transactions include debt and equity interests in partnerships that finance the construction and rehabilitation of low-income housing, facilitate lending in new or underserved markets, or finance the construction or operation of renewable municipal energy facilities. The Company generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits and grants earned from the investments made by the partnership. The Company may also provide construction loans or permanent loans to the development or continuation of real estate properties held by partnerships. These entities are generally considered VIEs. The power to direct the activities of these entities is typically held by the general partner. Accordingly, these entities are not consolidated by the Company.

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

        The Company has determined that a majority of the investment vehicles managed by Citigroup are provided a deferral from the requirements of SFAS 167, Amendments to FASB Interpretation No. 46 (R), because they meet the criteria in Accounting Standards Update No. 2010-10, Consolidation (Topic 810), Amendments for Certain Investment Funds (ASU 2010-10). These vehicles continue to be evaluated under the requirements of ASC 810-10, prior to the implementation of SFAS 167 (FIN 46(R), Consolidation of Variable Interest Entities), which required that a VIE be consolidated by the party with a variable interest that will absorb a majority of the entity's expected losses or residual returns, or both.

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

  •
  Hedging:  Citigroup uses derivatives in connection with its risk-management activities to hedge certain risks or reposition the risk profile of the Company. For example, Citigroup issues fixed-rate long-term debt and then enter into a receive-fixed, pay-variable-rate interest rate swap with the same tenor and notional amount to convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes interest cost in certain yield curve environments. Derivatives are also used to manage risks inherent in specific groups of on-balance-sheet assets and liabilities, including AFS securities and deposit liabilities, as well as other interest-sensitive assets and liabilities. In addition, foreign-exchange contracts are used to hedge non-U.S.-dollar-denominated debt, foreign-currency-denominated available-for-sale securities and net investment exposures.

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

        Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup's derivative instruments as of June 30, 2011 and December 31, 2010 are presented in the table below.

Derivative Notionals

	Hedging instruments under ASC 815 (SFAS 133)(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Interest rate contracts
Swaps	$155,645	$155,972	$29,577,006	$27,084,014	$129,319	$135,979
Futures and forwards	—	—	4,895,690	4,874,209	44,092	46,140
Written options	—	—	4,294,253	3,431,608	9,639	8,762
Purchased options	—	—	4,298,897	3,305,664	17,481	18,030

Total interest rate contract notionals	$155,645	$155,972	$43,065,846	$38,695,495	$200,531	$208,911

Foreign exchange contracts
Swaps	$30,117	$29,599	$1,215,696	$1,118,610	$25,815	$27,830
Futures and forwards	79,866	79,168	3,648,631	2,745,922	27,572	28,191
Written options	1,602	1,772	705,968	599,025	234	50
Purchased options	33,694	16,559	647,561	536,032	57	174

Total foreign exchange contract notionals	$145,279	$127,098	$6,217,856	$4,999,589	$53,678	$56,245

Equity contracts
Swaps	$—	$—	$93,129	$67,637	$—	$—
Futures and forwards	—	—	22,071	19,816	—	—
Written options	—	—	708,789	491,519	—	—
Purchased options	—	—	672,880	473,621	—	—

Total equity contract notionals	$—	$—	$1,496,869	$1,052,593	$—	$—

Commodity and other contracts
Swaps	$—	$—	$23,748	$19,213	$—	$—
Futures and forwards	—	—	133,634	115,578	—	—
Written options	—	—	83,687	61,248	—	—
Purchased options	—	—	86,169	61,776	—	—

Total commodity and other contract notionals	$—	$—	$327,238	$257,815	$—	$—

Credit derivatives(4)
Protection sold	$—	$—	$1,352,785	$1,223,116	$—	$—
Protection purchased	4,437	4,928	1,442,803	1,289,239	25,237	28,526

Total credit derivatives	$4,437	$4,928	$2,795,588	$2,512,355	$25,237	$28,526

Total derivative notionals	$305,361	$287,998	$53,903,397	$47,517,847	$279,446	$293,682

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 (SFAS 133) where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt is $7,705 million and $8,023 million at June 30, 2011 and December 31, 2010, respectively.

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

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading account assets/liabilities(1)		Derivatives classified in Other assets/liabilities
In millions of dollars at June 30, 2011	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$819	$45	$5,230	$3,008
Foreign exchange contracts	243	749	2,455	1,412

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$1,062	$794	$7,685	$4,420

Other derivative instruments
Interest rate contracts	$451,078	$446,336	$2,589	$2,336
Foreign exchange contracts	79,494	81,439	1,552	796
Equity contracts	18,122	38,980	—	—
Commodity and other contracts	12,560	13,629	—	—
Credit derivatives(2)	64,069	60,886	75	378

Total other derivative instruments	$625,323	$641,270	$4,216	$3,510

Total derivatives	$626,385	$642,064	$11,901	$7,930
Cash collateral paid/received	47,768	39,852	241	4,262
Less: Netting agreements and market value adjustments	(626,283)	(623,092)	(4,183)	(4,183)

Net receivables/payables	$47,870	$58,824	$7,959	$8,009

(1)
The trading derivatives fair values are presented in Note 10 to the Consolidated Financial Statements.

(2)
The credit derivatives trading assets are composed of $40,922 million related to protection purchased and $23,147 million related to protection sold as of June 30, 2011. The credit derivatives trading liabilities are composed of $23,487 million related to protection purchased and $37,399 million related to protection sold as of June 30, 2011.

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

        The amount of payables in respect of cash collateral received that was netted with unrealized gains from derivatives was $33 billion and $31 billion as of June 30, 2011 and December 31, 2010, respectively. The amount of receivables in respect of cash collateral paid that was netted with unrealized losses from derivatives was $42 billion as of June 30, 2011 and $45 billion as of December 31, 2010.

        The amounts recognized in Principal transactions in the Consolidated Statement of Income for the three and six months ended June 30, 2011 and June 30, 2010 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are included in the table below. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.

	Principal transactions gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2011	2010	2011	2010
Interest rate contracts	$1,722	$2,376	$3,346	$3,750
Foreign exchange contracts	595	262	1,382	503
Equity contracts	147	(250)	575	315
Commodity and other contracts	49	121	24	230
Credit derivatives	103	(147)	456	1,680

Total Citigroup(1)	$2,616	$2,362	$5,783	$6,478

(1)
Also see Note 6 to the Consolidated Financial Statements.

        The amounts recognized in Other revenue in the Consolidated Statement of Income for the three and six months ended June 30, 2011 and June 30, 2010 related to derivatives not designated in a qualifying hedging relationship and not recorded in Trading account assets or Trading account liabilities are shown below. The table below does not include the offsetting gains/losses on the hedged items, which amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2011	2010	2011	2010
Interest rate contracts	$173	$(155)	$(63)	$(198)
Foreign exchange contracts	951	(3,008)	2,672	(5,825)
Credit derivatives	(39)	141	(224)	141

Total Citigroup(1)	$1,085	$(3,022)	$2,385	$(5,882)

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

        For asset/liability management hedging, the fixed-rate long-term debt would be recorded at amortized cost under current U.S. GAAP. However, by electing to use ASC 815 (SFAS 133) hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings. The related interest-rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, a management hedge, which does not meet the ASC 815 hedging criteria, would involve recording only the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings. The debt would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts and other factors that cause the change in the swap's value and the underlying yield of the debt. This type of hedge is undertaken when hedging requirements cannot be achieved or management decides not to apply ASC 815 hedge accounting. Another alternative for the Company would be to elect to carry the debt at fair value under the fair value option. Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt would be reported in earnings. The related interest rate swap, with changes in fair value, would also be reflected in earnings, and provides a natural offset to the debt's fair value change. To the extent the two offsets are not exactly equal, the difference would be reflected in current earnings.

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

        The following table summarizes the gains (losses) on the Company's fair value hedges for the three and six months ended June 30, 2011 and June 30, 2010:

	Gains (losses) on fair value hedges(1)
	Three Months ended June 30,		Six Months ended June 30,
In millions of dollars	2011	2010	2011	2010
Gain (loss) on fair value designated and qualifying hedges
Interest rate contracts	$780	$1,427	$(465)	$2,365
Foreign exchange contracts	(506)	1,916	(995)	1,674

Total gain (loss) on fair value designated and qualifying hedges	$274	$3,343	$(1,460)	$4,039

Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(820)	$(1,543)	$294	$(2,448)
Foreign exchange hedges	457	(1,860)	931	(1,591)

Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(363)	$(3,403)	$1,225	$(4,039)

Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(25)	$(120)	$(134)	$(87)
Foreign exchange hedges	2	26	(3)	27

Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(23)	$(94)	$(137)	$(60)

Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$(15)	$4	$(37)	$4
Foreign exchange contracts	(51)	30	(61)	56

Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$(66)	$34	$(98)	$60

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

        The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three and six months ended June 30, 2011 and June 30, 2010 is not significant.

        The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges for the three and six months ended June 30, 2011 and June 30, 2010 is presented below:

	Three Months ended June 30,		Six Months ended June 30,
In millions of dollars	2011	2010	2011	2010
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$(519)	$(384)	$(557)	$(625)
Foreign exchange contracts	8	(398)	(101)	(389)

Total effective portion of cash flow hedges included in AOCI	$(511)	$(782)	$(658)	$(1,014)

Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	(329)	$(364)	$(666)	$(734)
Foreign exchange contracts	(64)	(103)	(138)	(281)

Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(393)	$(467)	$(804)	$(1,015)

(1)
Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

        For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of June 30, 2011 is approximately $1.3 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.

        The impact of cash flow hedges on AOCI is also shown in Note 16 to the Consolidated Financial Statements.

Net Investment Hedges

        Consistent with ASC 830-20, Foreign Currency Matters—Foreign Currency Transactions (formerly SFAS 52, Foreign Currency Translation), ASC 815 allows hedging of the foreign currency risk of a net investment in a foreign operation. Citigroup uses foreign currency forwards, options, swaps and foreign-currency denominated debt instruments to manage the foreign exchange risk associated with Citigroup's equity investments in several non-U.S. dollar functional currency foreign subsidiaries. Citigroup records the change in the carrying amount of these investments in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in the Foreign currency translation adjustment account and the ineffective portion, if any, is immediately recorded in earnings.

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

        The pretax loss recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $(990) million and $(1,874) million for the three and six months ended June 30, 2011, respectively, and $666 million and $476 million for the three and six months ended June 30, 2010, respectively.

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

        A total return swap transfers the total economic performance of a reference asset, which includes all associated cash flows, as well as capital appreciation or depreciation. The protection buyer receives a floating rate of interest and any depreciation on the reference asset from the protection seller and, in return, the protection seller receives the cash flows associated with the reference asset plus any appreciation. Thus, according to the total return swap agreement, the protection seller will be obligated to make a payment any time the floating interest rate payment and any depreciation of the reference asset exceed the cash flows associated with the underlying asset. A total return swap may terminate upon a default of the reference asset subject to the provisions of the related total return swap agreement between the protection seller and the protection buyer.

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

        A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return which will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of June 30, 2011 and December 31, 2010, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

        The following tables summarize the key characteristics of the Company's credit derivative portfolio as protection seller as of June 30, 2011 and December 31, 2010:

In millions of dollars as of June 30, 2011	Maximum potential amount of future payments	Fair value payable(1)
By industry/counterparty
Bank	$896,051	$22,364
Broker-dealer	305,309	9,626
Non-financial	3,137	86
Insurance and other financial institutions	148,288	5,323

Total by industry/counterparty	$1,352,785	$37,399

By instrument
Credit default swaps and options	$1,351,146	$37,263
Total return swaps and other	1,639	136

Total by instrument	$1,352,785	$37,399

By rating
Investment grade	$605,034	$5,912
Non-investment grade	249,876	17,539
Not rated	497,875	13,948

Total by rating	$1,352,785	$37,399

By maturity
Within 1 year	$181,442	$603
From 1 to 5 years	952,825	18,899
After 5 years	218,518	17,897

Total by maturity	$1,352,785	$37,399

(1)
In addition, fair value amounts receivable under credit derivatives sold were $23,147 million.

In millions of dollars as of December 31, 2010	Maximum potential amount of future payments	Fair value payable(1)
By industry/counterparty
Bank	$784,080	$20,718
Broker-dealer	312,131	10,232
Non-financial	1,463	54
Insurance and other financial institutions	125,442	4,954

Total by industry/counterparty	1,223,116	35,958

By instrument
Credit default swaps and options	$1,221,211	$35,800
Total return swaps and other	1,905	158

Total by instrument	1,223,116	35,958

By rating
Investment grade	$487,270	$6,124
Non-investment grade	218,296	11,364
Not rated	517,550	18,470

Total by rating	$1,223,116	$35,958

By maturity
Within 1 year	$162,075	$353
From 1 to 5 years	853,808	16,524
After 5 years	207,233	19,081

Total by maturity	$1,223,116	$35,958

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

Credit-Risk-Related Contingent Features in Derivatives

        Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that are in a liability position at June 30, 2011 and December 31, 2010 is $20 billion and $23 billion, respectively. The Company has posted $15 billion and $18 billion as collateral for this exposure in the normal course of business as of June 30, 2011 and December 31, 2010, respectively. Each downgrade would trigger additional collateral requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch as of June 30, 2011, the Company would be required to post additional collateral of $2.7 billion.

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

        Under SFAS 157, the probability of default of a counterparty is factored into the valuation of derivative positions and includes the impact of Citigroup's own credit risk on derivatives and other liabilities measured at fair value.

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

Securities purchased under agreements to resell and securities sold under agreements to repurchase

        No quoted prices exist for such instruments and so fair value is determined using a discounted cash-flow technique. Cash flows are estimated based on the terms of the contract, taking into account any embedded derivative or other features. Expected cash flows are discounted using market rates appropriate to the maturity of the instrument as well as the nature and amount of collateral taken or received. Generally, when such instruments are held at fair value, they are classified within Level 2 of the fair value hierarchy as the inputs used in the valuation are readily observable.

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

        Citigroup acted in the capacity of primary dealer for approximately $72 billion of ARS and continued to purchase residual unsold inventory in support of the auction mechanism until mid-February 2008. After this date, liquidity in the ARS market deteriorated significantly, auctions failed due to a lack of bids from third-party investors, and Citigroup ceased to purchase unsold inventory. Following a number of ARS refinancings, at June 30, 2011, Citigroup continued to act in the capacity of primary dealer for approximately $18 billion of outstanding ARS.

        The Company classifies its ARS as trading and available-for-sale securities. Trading ARS include primarily securitization positions and are classified as Asset-backed securities within Trading securities in the table below. Available-for-sale ARS include primarily preferred instruments (interests in closed-end mutual funds) and are classified as Equity securities within Investments.

        Prior to the Company's first auction failing in the first quarter of 2008, Citigroup valued ARS based on observation of auction market prices, because the auctions had a short maturity period (7, 28 or 35 days). This generally resulted in valuations at par. Once the auctions failed, ARS could no longer be valued using observation of auction market prices. Accordingly, the fair values of ARS are currently estimated using internally developed discounted cash flow valuation techniques specific to the nature of the assets underlying each ARS.

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

        During the first quarter of 2008, ARS for which the auctions failed and where no secondary market had developed were moved to Level 3, as the assets were subject to valuation using significant unobservable inputs. The majority of ARS continue to be classified as Level 3.

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

Commercial real estate exposure

        Citigroup reports a number of different exposures linked to commercial real estate at fair value with changes in fair value reported in earnings, including securities, loans and investments in entities that hold commercial real estate loans or commercial real estate directly. The Company also reports securities backed by commercial real estate as available-for-sale investments, which are carried at fair value with changes in fair value reported in AOCI.

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

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010. The Company often hedges positions that have been classified in the Level 3 category with financial instruments that have been classified as Level 1 or Level 2. In addition, the Company also hedges items classified in the Level 3 category with instruments classified in Level 3 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

In millions of dollars at June 30, 2011	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$205,319	$3,431	$208,750	$(61,349)	$147,401
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	27,701	947	28,648	—	28,648
Prime	—	748	651	1,399	—	1,399
Alt-A	—	1,092	229	1,321	—	1,321
Subprime	—	710	723	1,433	—	1,433
Non-U.S. residential	—	613	323	936	—	936
Commercial	—	1,731	550	2,281	—	2,281

Total trading mortgage- backed securities	$—	$32,595	$3,423	$36,018	$—	$36,018

U.S. Treasury and federal agencies securities
U.S. Treasury	$11,128	$3,198	$—	$14,326	$—	$14,326
Agency obligations	7	3,019	46	3,072	—	3,072

Total U.S. Treasury and federal agencies securities	$11,135	$6,217	$46	$17,398	$—	$17,398

State and municipal	$—	$6,335	$246	$6,581	$—	$6,581
Foreign government	72,151	25,642	903	98,696	—	98,696
Corporate	49	46,723	6,673	53,445	—	53,445
Equity securities	32,918	5,604	648	39,170	—	39,170
Asset-backed securities	—	1,260	4,616	5,876	—	5,876
Other debt securities	—	15,600	1,695	17,295	—	17,295

Total trading securities	$116,253	$139,976	$18,250	$274,479	$—	$274,479

Derivatives
Interest rate contracts	$143	$449,455	$2,299	$451,897
Foreign exchange contracts	12	78,831	894	79,737
Equity contracts	2,694	13,552	1,876	18,122
Commodity contracts	922	10,814	824	12,560
Credit derivatives	—	55,598	8,471	64,069

Total gross derivatives	$3,771	$608,250	$14,364	$626,385
Cash collateral paid				47,768
Netting agreements and market value adjustments					$(626,283)

Total derivatives	$3,771	$608,250	$14,364	$674,153	$(626,283)	$47,870

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$66	$36,081	$59	$36,206	$—	$36,206
Prime	—	161	23	184	—	184
Alt-A	—	10	1	11	—	11
Subprime	—	—	—	—	—	—
Non-U.S. residential	—	1,643	—	1,643	—	1,643
Commercial	—	522	—	522	—	522

Total investment mortgage-backed securities	$66	$38,417	$83	$38,566	$—	$38,566

U.S. Treasury and federal agency securities
U.S. Treasury	$13,668	$29,712	$—	$43,380	$—	$43,380
Agency obligations	—	46,970	—	46,970	—	46,970

Total U.S. Treasury and federal agency	$13,668	$76,682	$—	$90,350	$—	$90,350

State and municipal	$—	$12,976	$355	$13,331	—	$13,331
Foreign government	47,397	54,357	329	102,083	—	102,083
Corporate	—	15,151	1,516	16,667	—	16,667
Equity securities	3,582	258	1,621	5,461	—	5,461
Asset-backed securities	—	5,179	4,475	9,654	—	9,654
Other debt securities	—	1,532	653	2,185	—	2,185
Non-marketable equity securities	—	687	7,658	8,345	—	8,345

Total investments	$64,713	$205,239	$16,690	$286,642	$—	$286,642

In millions of dollars at June 30, 2011	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Loans(2)	$—	$1,250	$3,590	$4,840	$—	$4,840
Mortgage servicing rights	—	—	4,258	4,258	—	4,258
Other financial assets measured on a recurring basis	—	16,051	2,449	18,500	(4,183)	14,317

Total assets	$184,737	$1,176,085	$63,032	$1,471,622	$(691,815)	$779,807
Total as a percentage of gross assets(3)	13.0%	82.6%	4.4%	100%

Liabilities
Interest-bearing deposits	$—	$1,165	$586	$1,751	$—	$1,751
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	185,343	1,078	186,421	(61,349)	125,072
Trading account liabilities
Securities sold, not yet purchased	80,262	12,774	447	93,483		93,483
Derivatives
Interest rate contracts	131	444,152	2,098	446,381
Foreign exchange contracts	9	81,267	912	82,188
Equity contracts	3,422	31,837	3,721	38,980
Commodity contracts	804	10,942	1,883	13,629
Credit derivatives	—	52,625	8,261	60,886

Total gross derivatives	$4,366	$620,823	$16,875	$642,064
Cash collateral received				39,852
Netting agreements and market value adjustments					$(623,092)

Total derivatives	$4,366	$620,823	$16,875	$681,916	$(623,092)	$58,824
Short-term borrowings	—	1,327	611	1,938	—	1,938
Long-term debt	—	20,126	6,873	26,999	—	26,999
Other financial liabilities measured on a recurring basis	—	12,175	16	12,191	(4,183)	8,008

Total liabilities	$84,628	$853,733	$26,486	$1,004,699	$(688,624)	$316,075
Total as a percentage of gross liabilities(3)	8.8%	88.5%	2.7%	100%

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral, and the market value adjustment.

(2)
There is no allowance for loan losses recorded for loans reported at fair value.

(3)
Percentage is calculated based on total assets and liabilities at fair value, excluding collateral paid/received on derivatives.

In millions of dollars at December 31, 2010	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$131,831	$4,911	$136,742	$(49,230)	$87,512
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	26,296	831	27,127	—	27,127
Prime	—	920	594	1,514	—	1,514
Alt-A	—	1,117	385	1,502	—	1,502
Subprime	—	911	1,125	2,036	—	2,036
Non-U.S. residential	—	828	224	1,052	—	1,052
Commercial	—	1,340	418	1,758	—	1,758

Total trading mortgage-backed securities	$—	$31,412	$3,577	$34,989	$—	$34,989

U.S. Treasury and federal agencies securities
U.S. Treasury	$18,449	$1,719	$—	$20,168	$—	$20,168
Agency obligations	6	3,340	72	3,418	—	3,418

Total U.S. Treasury and federal agencies securities	$18,455	$5,059	$72	$23,586	$—	$23,586

State and municipal	$—	$7,285	$208	$7,493	$—	$7,493
Foreign government	64,096	23,649	566	88,311	—	88,311
Corporate	—	46,263	6,006	52,269	—	52,269
Equity securities	33,509	3,151	776	37,436	—	37,436
Asset-backed securities	—	1,141	6,618	7,759	—	7,759
Other debt securities	—	13,911	1,305	15,216	—	15,216

Total trading securities	$116,060	$131,871	$19,128	$267,059	$—	$267,059

Derivatives
Interest rate contracts	$509	$473,579	$2,584	$476,672
Foreign exchange contracts	11	83,465	1,025	84,501
Equity contracts	2,581	11,807	1,758	16,146
Commodity contracts	590	10,973	1,045	12,608
Credit derivatives	—	51,819	13,222	65,041

Total gross derivatives	$3,691	$631,643	$19,634	$654,968
Cash collateral paid				50,302
Netting agreements and market value adjustments					$(655,057)

Total derivatives	$3,691	$631,643	$19,634	$705,270	$(655,057)	$50,213

In millions of dollars at December 31, 2010	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$70	$23,531	$22	$23,623	$—	$23,623
Prime	—	1,660	166	1,826	—	1,826
Alt-A	—	47	1	48	—	48
Subprime	—	119	—	119	—	119
Non-U.S. residential	—	316	—	316	—	316
Commercial	—	47	527	574	—	574

Total investment mortgage-backed securities	$70	$25,720	$716	$26,506	$—	$26,506

U.S. Treasury and federal agency securities
U.S. Treasury	$14,031	$44,417	$—	$58,448	$—	$58,448
Agency obligations	—	43,597	17	43,614	—	43,614

Total U.S. Treasury and federal agency	$14,031	$88,014	$17	$102,062	$—	$102,062

State and municipal	$—	$12,731	$504	$13,235	$—	$13,235
Foreign government	51,419	47,902	358	99,679	—	99,679
Corporate	—	15,152	1,018	16,170	—	16,170
Equity securities	3,721	184	2,055	5,960	—	5,960
Asset-backed securities	—	3,624	5,424	9,048	—	9,048
Other debt securities	—	1,185	727	1,912	—	1,912
Non-marketable equity securities	—	135	6,467	6,602	—	6,602

Total investments	$69,241	$194,647	$17,286	$281,174	$—	$281,174

Loans(2)	$—	$1,159	$3,213	$4,372	$—	$4,372
Mortgage servicing rights	—	—	4,554	4,554	—	4,554
Other financial assets measured on a recurring basis	—	19,425	2,509	21,934	(2,615)	19,319

Total assets	$188,992	$1,110,576	$71,235	$1,421,105	$(706,902)	$714,203
Total as a percentage of gross assets(3)	13.8%	81.0%	5.2%	100%

Liabilities
Interest-bearing deposits	$—	$988	$277	$1,265	$—	$1,265
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	169,162	1,261	170,423	(49,230)	121,193
Trading account liabilities
Securities sold, not yet purchased	59,968	9,169	187	69,324	—	69,324
Derivatives
Interest rate contracts	489	472,936	3,314	476,739
Foreign exchange contracts	2	87,411	861	88,274
Equity contracts	2,551	27,486	3,397	33,434
Commodity contracts	482	10,968	2,068	13,518
Credit derivatives	—	48,535	10,926	59,461

Total gross derivatives	$3,524	$647,336	$20,566	$671,426
Cash collateral received				38,319
Netting agreements and market value adjustments					(650,015)

Total derivatives	$3,524	$647,336	$20,566	$709,745	$(650,015)	$59,730
Short-term borrowings	—	1,627	802	2,429	—	2,429
Long-term debt	—	17,612	8,385	25,997	—	25,997
Other financial liabilities measured on a recurring basis	—	12,306	19	12,325	(2,615)	9,710

Total liabilities	$63,492	$858,200	$31,497	$991,508	$(701,860)	$289,648
Total as a percentage of gross liabilities(3)	6.7%	90.0%	3.3%	100%

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral, and the market value adjustment.

(2)
There is no allowance for loan losses recorded for loans reported at fair value.

(3)
Percentage is calculated based on total assets and liabilities at fair value, excluding collateral paid/received on derivatives.

Changes in Level 3 Fair Value Category

        The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2011 and June 30, 2010. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	March 31, 2011	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	June 30, 2011
Assets
Fed funds sold and securities borrowed or purchased under agreements to resell	$3,266	$23	$—	$142	$—	$—	$—	$—	$3,431	$—
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,024	$28	$—	$(147)	$261		$(162)	$(57)	$947	$22
Prime	1,602	(14)	—	(27)	162	—	(1,066)	(6)	651	(53)
Alt-A	1,946	(1)	—	(87)	26	—	(1,643)	(12)	229	(2)
Subprime	1,116	(48)	—	50	142	—	(499)	(38)	723	57
Non-U.S. residential	290	5	—	(53)	169	—	(88)	—	323	(2)
Commercial	585	32	—	69	99	—	(235)	—	550	22

Total trading mortgage-backed securities	$6,563	$2	$—	$(195)	$859	$—	$(3,693)	$(113)	$3,423	$44

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agency obligations	31	1	—	17	2	—	(5)	—	46	2

Total U.S. Treasury and federal agencies securities	$31	$1	$—	$17	$2	$—	$(5)	$—	$46	$2

State and municipal	$1,115	$(10)	$—	$112	$76	$—	$(1,047)	$—	$246	$40
Foreign government	907	6	—	165	341	—	(129)	(387)	903	5
Corporate	6,086	83	—	1,941	1,939	—	(1,792)	(1,584)	6,673	(153)
Equity securities	305	15	—	342	23	—	(37)	—	648	17
Asset-backed securities	5,725	221	—	41	1,129	—	(1,568)	(932)	4,616	(60)
Other debt securities	1,415	(11)	—	286	188	—	(183)	—	1,695	(9)

Total trading securities	$22,147	$307	$—	$2,709	$4,557	$—	$(8,454)	$(3,016)	$18,250	$(114)

Derivatives, net(4)
Interest rate contracts	$4	$128	$—	$(15)	$4	$—	$(11)	$91	$201	$(4)
Foreign exchange contracts	239	(28)	—	(93)	—	—	—	(136)	(18)	(62)
Equity contracts	(2,568)	173	—	678	56	—	(160)	(24)	(1,845)	(390)
Commodity contracts	(1,296)	212	—	(12)	2	—	(60)	95	(1,059)	66
Credit derivatives	164	(45)	—	(89)	—	—	—	180	210	39

Total derivatives, net(4)	$(3,457)	$440	$—	$469	$62	$—	$(231)	$206	$(2,511)	$(351)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$362	$—	$11	$(307)	$—	$—	$(7)	$—	$59	$4
Prime	150	—	(1)	(122)	7	—	(11)	—	23	—
Alt-A	2	—	—	(1)	—	—	—	—	1	—

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	March 31, 2011	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	June 30, 2011
Subprime	—	—	—	—	—	—	—	—	—	—
Commercial	527	—	—	(539)	24	—	(12)	—	—	—

Total investment mortgage-backed debt securities	$1,041	$—	$10	$(969)	$31	$—	$(30)	$—	$83	$4

U.S. Treasury and federal agencies securities	$16	$—	$—	$(15)	$—	$—	$(1)	$—	$—	$—
State and municipal	381	—	(23)	38	12	—	(53)	—	355	(27)
Foreign government	426	—	(10)	(40)	56	—	(10)	(93)	329	(7)
Corporate	1,085	—	21	(13)	444	—	(5)	(16)	1,516	3
Equity securities	1,829	—	(28)	—	—	—	(9)	(171)	1,621	(16)
Asset-backed securities	5,002	—	(5)	10	51	—	(204)	(379)	4,475	(1)
Other debt securities	672	—	22	—	2	—	(2)	(41)	653	26
Non-marketable equity securities	8,942	—	101	(518)	158	—	(273)	(752)	7,658	106

Total investments	$19,394	$—	$88	$(1,507)	$754	$—	$(587)	$(1,452)	$16,690	$88

Loans	$3,152	$—	$(66)	$(226)	$248	$688	$—	$(206)	$3,590	$59
Mortgage servicing rights	4,690	—	(307)	—	—	—	—	(125)	4,258	(307)
Other financial assets measured on a recurring basis	2,485	—	7	(25)	57	142	(58)	(159)	2,449	14

Liabilities
Interest-bearing deposits	$585	$—	$7	$(9)	$—	$29	$—	$(12)	$586	$(41)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,168	(7)	—	10	—	—	—	(107)	1,078	—
Trading account liabilities
Securities sold, not yet purchased	109	30	—	281	—	—	147	(60)	447	28
Short-term borrowings	391	(34)	—	163	—	143	—	(120)	611	(13)
Long-term debt	8,568	—	70	(441)	—	330	—	(1,514)	6,873	13
Other financial liabilities measured on a recurring basis	9	—	(13)	—	1	8	(1)	(14)	16	(19)

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2010	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	June 30, 2011
Assets
Fed funds sold and securities borrowed or purchased under agreements to resell	$4,911	$(129)	$—	$(1,351)	$—	$—	$—	$—	$3,431	$—
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$831	$81	$—	$89	$355	$—	$(352)	$(57)	$947	$63
Prime	594	84	—	(3)	1,315	—	(1,333)	(6)	651	(24)
Alt-A	385	11	—	(16)	1,577	—	(1,716)	(12)	229	2
Subprime	1,125	(12)	—	63	451	—	(866)	(38)	723	31
Non-U.S. residential	224	37	—	32	291	—	(261)	—	323	1
Commercial	418	96	—	64	339	—	(367)	—	550	65

Total trading mortgage-backed securities	$3,577	$297	$—	$229	$4,328	$—	$(4,895)	$(113)	$3,423	$138

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2010	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	June 30, 2011
Agency obligations	72	2	—	3	5	—	(36)	—	46	1

Total U.S. Treasury and federal agencies securities	$72	$2	$—	$3	$5	$—	$(36)	$—	$46	1

State and municipal	$208	$52	$—	$107	$969	$—	$(1,090)	$—	$246	$44
Foreign government	566	7	—	161	859	—	(303)	(387)	903	8
Corporate	6,006	252	—	1,457	3,788	—	(3,034)	(1,796)	6,673	(201)
Equity securities	776	71	—	(169)	128	—	(158)	—	648	54
Asset-backed securities	6,618	439	—	(18)	2,428	—	(3,469)	(1,382)	4,616	(117)
Other debt securities	1,305	(13)	—	317	452	—	(366)	—	1,695	12

Total trading securities	$19,128	$1,107	$—	$2,087	$12,957	$—	$(13,351)	$(3,678)	$18,250	$(61)

Derivatives, net(4)
Interest rate contracts	$(730)	$(115)	$—	$709	$4	$—	$(11)	$344	$201	$117
Foreign exchange contracts	164	113	—	(135)	—	—	—	(160)	(18)	(82)
Equity contracts	(1,639)	197	—	(65)	56	—	(160)	(234)	(1,845)	(781)
Commodity contracts	(1,023)	153	—	(100)	2	—	(60)	(31)	(1,059)	(49)
Credit derivatives	2,296	(583)	—	(267)	—	—	—	(1,236)	210	(714)

Total derivatives, net(4)	$(932)	$(235)	$—	$142	$62	$—	$(231)	$(1,317)	$(2,511)	$(1,509)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$22	$—	$2	$37	$5	$—	$(7)	$—	$59	$(14)
Prime	166	—	1	(122)	7	—	(29)	—	23	—
Alt-A	1	—	—	—	—	—	—	—	1	—
Subprime	—	—	—	—	—	—	—	—	—	—
Commercial	527	—	3	(539)	39	—	(30)	—	—	—

Total investment mortgage-backed debt securities	$716	$—	$6	$(624)	$51	$—	$(66)	$—	$83	$(14)

U.S. Treasury and federal agencies securities	$17	$—	$—	$(15)	$—	$—	$(2)	$—	$—	$—
State and municipal	504	—	(47)	(55)	33	—	(80)	—	355	(58)
Foreign government	358	—	(3)	24	106	—	(63)	(93)	329	(4)
Corporate	1,018	—	36	24	471	—	(17)	(16)	1,516	—
Equity securities	2,055	—	(57)	(29)	—	—	(9)	(339)	1,621	11
Asset-backed securities	5,424	—	41	53	87	—	(447)	(683)	4,475	5
Other debt securities	727	—	(11)	67	35	—	(2)	(163)	653	(7)
Non-marketable equity securities	6,467	—	550	(838)	3,348	—	(1,117)	(752)	7,658	641

Total investments	$17,286	$—	$515	$(1,393)	$4,131	$—	$(1,803)	$(2,046)	$16,690	$574

Loans	$3,213	$—	$(153)	$(245)	$248	$1,029	$—	$(502)	$3,590	$(49)
Mortgage servicing rights	4,554	—	(99)	—	—	—	—	(197)	4,258	(99)
Other financial assets measured on a recurring basis	2,509	—	(9)	(44)	57	343	(58)	(349)	2,449	18

Liabilities
Interest-bearing deposits	$277	$—	$(27)	$51	$—	$244	$—	$(13)	$586	$(218)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,261	11	—	100	—	—	(165)	(107)	1,078	—
Trading account liabilities
Securities sold, not yet purchased	187	93	—	199	—	—	147	7	447	15
Short-term borrowings	802	144	—	122	—	168	—	(337)	611	(50)
Long-term debt	8,385	(99)	166	(416)	—	650	—	(1,679)	6,873	62
Other financial liabilities measured on a recurring basis	19	—	(17)	7	1	12	(1)	(39)	16	(19)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	March 31, 2010	Principal transactions	Other(1)(2)			June 30, 2010
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,907	$446	$—	$4,165	$—	$6,518	$—
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$947	$(107)	$—	$71	$(153)	$758	$(123)
Prime	399	(2)	—	67	146	610	(20)
Alt-A	321	15	—	100	15	451	45
Subprime	6,525	(697)	—	126	(4,069)	1,885	(1,890)
Non-U.S. residential	243	14	—	20	(43)	234	(4)
Commercial	2,215	1	—	(142)	110	2,184	2

Total trading mortgage-backed securities	$10,650	$(776)	$—	$242	$(3,994)	$6,122	$(1,990)

State and municipal	$453	$8	$—	$(129)	$(275)	$57	$—
Foreign government	644	(15)	—	11	(254)	386	(20)
Corporate	7,950	(74)	—	(144)	(1,521)	6,211	(114)
Equity securities	905	10	—	(338)	(44)	533	26
Asset-backed securities	4,200	(16)	—	74	(56)	4,202	(242)
Other debt securities	1,129	(72)	—	(48)	38	1,047	(4)

Total trading securities	$25,931	$(935)	$—	$(332)	$(6,106)	$18,558	$(2,344)

Derivatives, net(4)
Interest rate contracts	$339	$190	$—	$(175)	$221	$575	$481
Foreign exchange contracts	33	206	—	(1)	12	250	249
Equity contracts	(1,420)	(48)	—	(51)	286	(1,233)	(307)
Commodity and other contracts	(645)	85	—	38	(2)	(524)	22
Credit derivatives	5,029	(1,421)	—	(358)	(1,177)	2,073	(1,546)

Total derivatives, net(4)	$3,336	$(988)	$—	$(547)	$(660)	$1,141	$(1,101)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1	$—	$—	$—	$—	$1	$—
Prime	276	—	(16)	575	(63)	772	(2)
Alt-A	30	—	—	190	(15)	205	—
Subprime	1	—	(1)	14	—	14	—
Non-U.S. Residential	—	—	—	814	—	814	5
Commercial	546	—	13	1	(2)	558	—

Total investment mortgage-backed debt securities	$854	$—	$(4)	$1,594	$(80)	$2,364	$3

U.S. Treasury and federal agencies securities
Agency obligations	$19	$—	$—	$—	$—	$19	$—

Total U.S. Treasury and federal agencies securities	$19	$—	$—	$—	$—	$19	$—

State and municipal	$262	$—	$6	$233	$(44)	$457	$—
Foreign government	287	—	(1)	(27)	23	282	(14)
Corporate	1,062	—	(5)	295	(81)	1,271	(8)
Equity securities	2,468	—	14	1	(245)	2,238	—
Asset-backed securities	7,936	—	(6)	4,802	(429)	12,303	(41)
Other debt securities	1,007	—	20	(42)	(94)	891	31
Non-marketable equity securities	8,613	—	(2)	(2,077)	27	6,561	(60)

Total investments	$22,508	$—	$22	$4,779	$(923)	$26,386	$(89)

Loans	$4,395	$—	$(296)	$(5)	$(426)	$3,668	$(288)
MSRs	6,439	—	(1,342)	—	(203)	4,894	(1,342)
Other financial assets measured on a recurring basis	907	—	(35)	1,996	221	3,089	(35)

Liabilities
Interest-bearing deposits	$158	$—	$(4)	$(4)	$25	$183	$36
Federal funds purchased and securities loaned or sold under agreements to repurchase	975	(99)	—	76	(59)	1,091	(110)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	March 31, 2010	Principal transactions	Other(1)(2)			June 30, 2010
Trading account liabilities
Securities sold, not yet purchased	148	33	—	509	(3)	621	103
Short-term borrowings	258	18	—	12	193	445	(13)
Long-term debt	12,836	126	290	(150)	(1,529)	10,741	184
Other financial liabilities measured on a recurring basis	2	—	(14)	—	(9)	7	(7)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2009	Principal transactions	Other(1)(2)			June 30, 2010
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,127	$509	$—	$4,165	$717	$6,518	$—
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$972	$(158)	$—	$169	$(225)	$758	$(120)
Prime	384	33	—	150	43	610	(7)
Alt-A	387	30	—	160	(126)	451	54
Subprime	8,998	36	—	(625)	(6,524)	1,885	(1,861)
Non-U.S. residential	572	(27)	—	(259)	(52)	234	1
Commercial	2,451	(11)	—	(183)	(73)	2,184	48

Total trading mortgage-backed securities	$13,764	$(97)	$—	$(588)	$(6,957)	$6,122	$(1,885)

State and municipal	$222	$11	$—	$56	(232)	$57	$—
Foreign government	459	11	—	(186)	102	386	(5)
Corporate	8,620	(75)	—	(483)	(1,851)	6,211	(107)
Equity securities	640	16	—	(12)	(111)	533	50
Asset-backed securities	3,006	(77)	—	44	1,229	4,202	(266)
Other debt securities	13,231	23	—	(255)	(11,952)	1,047	(3)

Total trading securities	$39,942	$(188)	$—	$(1,424)	$(19,772)	$18,558	$(2,216)

Derivatives, net(4)
Interest rate contracts	$(374)	$665	$—	$337	$(53)	$575	$447
Foreign exchange contracts	(38)	344	—	(98)	42	250	362
Equity contracts	(1,110)	(227)	—	(282)	386	(1,233)	(558)
Commodity and other contracts	(529)	(116)	—	68	53	(524)	(444)
Credit derivatives	5,159	(1,275)	—	(875)	(936)	2,073	(1,922)

Total derivatives, net(4)	$3,108	$(609)	$—	$(850)	$(508)	$1,141	$(2,115)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$2	$—	$(1)	$—	$—	$1	$—
Prime	736	—	(113)	70	79	772	23
Alt-A	55	—	(23)	190	(17)	205	17
Subprime	1	—	(1)	14	—	14	—
Non-U.S. Residential	—		—	814	—	814	8
Commercial	746	—	(449)	2	259	558	—

Total investment mortgage-backed debt securities	$1,540	$—	$(587)	$1,090	$321	$2,364	$48

U.S. Treasury and federal agencies securities Agency obligations	$21	$—	$(21)	$—	$19	$19	$(1)

Total U.S. Treasury and federal agencies securities	$21	$—	$(21)	$—	$19	$19	$(1)

State and municipal	$217	$—	$7	$233	$—	$457	$—
Foreign government	270	—	7	(10)	15	282	2
Corporate	1,257	—	(79)	236	(143)	1,271	20
Equity securities	2,513	—	26	90	(391)	2,238	—

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2009	Principal transactions	Other(1)(2)			June 30, 2010
Asset-backed securities	8,272	—	(36)	4,818	(751)	12,303	(95)
Other debt securities	560	—	27	(36)	340	891	40
Non-marketable equity securities	6,753	—	15	(108)	(99)	6,561	(53)

Total investments	$21,403	$—	$(641)	$6,313	$(689)	$26,386	$(39)

Loans	$213	$—	$(140)	$615	$2,980	$3,668	$(144)
MSRs	6,530	—	(1,198)	—	(438)	4,894	(1,198)
Other financial assets measured on a recurring basis	1,101	—	(27)	1,983	32	3,089	(27)

Liabilities
Interest-bearing deposits	$28	$—	$2	$(6)	$163	$183	$(13)
Federal funds purchased and securities loaned or sold under agreements to repurchase	929	(98)	—	76	(12)	1,091	(166)
Trading account liabilities
Securities sold, not yet purchased	774	52	—	(69)	(32)	621	56
Short-term borrowings	231	8	—	(106)	328	445	14
Long-term debt	9,654	272	145	332	1,172	10,741	74
Other financial liabilities measured on a recurring basis	13	—	(19)	—	(25)	7	(7)

(1)
Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2011 and 2010.

(4)
Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

        The following is a discussion of the changes to the Level 3 balances for each of the roll-forward tables presented above:

        The significant changes from March 31, 2011 to June 30, 2011 in Level 3 assets and liabilities were due to:

  •
  A net decrease in Trading securities of $3.9 billion that included:

  —
  Sales of certain securities that were reclassified from Investments held-to-maturity to Trading account assets during the first quarter of 2011, which included $2.8 billion of trading mortgage-backed securities ($1.5 billion of which were Alt-A, $1.0 billion of prime, $0.2 billion of subprime and $0.1 billion of commercial), $0.9 billion of state and municipal debt securities, $0.3 billion of corporate debt securities and $0.2 billion of asset-backed securities.

  —
  Purchases of corporate debt trading securities of $1.9 billion and sales of $1.8 billion, reflecting strong trading activity.

  —
  Purchases of asset-backed securities of $1.1 billion and sales of $1.3 billion which included trading in CLO and CDO positions.

  •
  A net decrease in Level 3 Investments of $2.7 billion, which included a net decrease in mortgage-backed securities of $1.0 billion, mainly driven by transfers from Level 3 to Level 2. Non-marketable equity securities decreased $1.3 billion, which was driven by sales of $0.3 billion and settlements of $0.8 billion related primarily to sales and redemptions by the Company of investments in private equity and hedge funds.

  •
  A net decrease in Level 3 Long-term debt of $1.7 billion, which included settlements of $1.5 billion, $1.2 billion of which relates to the scheduled termination of a structured transaction during the second quarter of 2011, with a corresponding decrease in corporate debt trading securities.

        The significant changes from December 31, 2010 to June 30, 2011 in Level 3 assets and liabilities were due to:

  •
  A decrease in Federal funds sold and securities borrowed or purchased under agreements to resell of $1.5 billion, driven primarily by transfers of $1.4 billion from Level 3 to Level 2 due to a decrease in expected maturities on certain structured reverse repos resulting in more observable pricing.

  •
  A net decrease in Trading securities of $0.9 billion that included:

  —
  The reclassification of $4.3 billion of securities from Investments held-to-maturity to Trading account assets during the first quarter of 2011. These reclassifications have been included in purchases in the Level 3 roll-forward table above. The Level 3 assets reclassified, and subsequently sold, included $2.8 billion of trading mortgage-backed securities ($1.5 billion of which were Alt-A, $1.0 billion of prime, $0.2 billion of subprime and $0.1 billion of commercial), $0.9 billion of state and municipal debt securities, $0.3 billion of corporate debt securities and $0.2 billion of asset-backed securities.

  —
  Purchases of corporate debt trading securities of $3.5 billion and sales of $2.7 billion, reflecting strong trading activity.

  —
  Purchases of asset-backed securities of $2.2 billion and sales of $3.3 billion of asset-backed securities, reflecting trading in CLO and CDO positions.

  •
  A decrease in Credit derivatives of $2.1 billion which included settlements of $1.2 billion, relating primarily to the settlement of certain contracts under which the Company had purchased credit protection on commercial mortgage-backed securities from a single counterparty.

  •
  A net decrease in Level 3 Investments of $0.6 billion, which included a net increase in non-marketable equity securities of $1.2 billion. Purchases of non-marketable equity securities of $3.3 billion included Citi's acquisition of the share capital of Maltby Acquisitions Limited, the holding company that controls EMI Group Ltd., in the first quarter of 2011. Sales of $1.1 billion and settlements of $0.8 billion related primarily to sales and redemptions by the Company of investments in private equity and hedge funds.

  •
  A net decrease in Level 3 Long-term debt of $1.5 billion, which included settlements of $1.7 billion, $1.2 billion of which relates to the scheduled termination of a structured transaction during the second quarter of 2011, with a corresponding decrease in corporate debt trading securities.

        The significant changes from March 31, 2010 to June 30, 2010 in Level 3 assets and liabilities were due to:

  •
  A net increase in Federal funds sold and securities borrowed or purchased under agreements to resell of $4.6 billion, which included transfers from Level 2 to Level 3 of $4.2 billion, due to an increase in the expected maturities on these instruments.

  •
  A net decrease in trading securities of $7.4 billion that was mainly driven by:

  —
  A decrease of $4.6 billion in subprime trading mortgage-backed securities, due primarily to the liquidation of super-senior subprime exposures during the second quarter of 2010.

  —
  A decrease of $1.7 billion in corporate trading debt securities, primarily due to paydowns and sales of $1.5 billion.

  •
  The decrease in derivatives of $2.2 billion included a decrease in credit derivatives of $3 billion. Losses of $1.4 billion on Level 3 credit derivatives during the second quarter related to the unwind of CDS hedging high grade mezzanine synthetic CDOs, which were terminated during the second quarter of 2010, and for which an offsetting gain was recognized upon the release of related CVA. Settlements of $1.2 billion related to the unwind of these contracts.

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

        The significant changes from December 31, 2009 to June 30, 2010 in Level 3 assets and liabilities are due to:

  •
  A net increase in Federal funds sold and securities borrowed or purchased under agreements to resell of $5.4 billion, due to transfers from Level 2 to Level 3.

  •
  A net decrease in trading securities of $21.4 billion that was mainly driven by:

  —
  A decrease of $7.1 billion in subprime trading mortgage-backed securities, due primarily to the liquidation of super-senior subprime exposures, as discussed above.

  —
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

Transfers between Level 1 and Level 2 of the Fair Value Hierarchy

        The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2011 and June 30, 2010.

Items Measured at Fair Value on a Nonrecurring Basis

        Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above.

        These include assets measured at cost that have been written down to fair value during the periods as a result of an impairment. In addition, these assets include loans held-for-sale that are measured at the lower of cost or market (LOCOM) that were recognized at fair value below cost at the end of the period.

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

        The following table presents all assets that are carried at LOCOM as of June 30, 2011 and December 31, 2010:

In billions of dollars	Fair value	Level 2	Level 3
June 30, 2011	$5.5	$2.6	$2.9

December 31, 2010	$3.1	$0.9	$2.2

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

        The following table presents, as of June 30, 2011 and December 31, 2010, the fair value of those positions selected for fair value accounting, as well as the changes in fair value for the six months ended June 30, 2011 and 2010:

	Fair value at		Changes in fair value gains (losses) for the six months ended June 30,
In millions of dollars	June 30, 2011	December 31, 2010(1)	2011	2010(1)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell and securities borrowed(2)	$147,401	$87,512	$(375)	$528
Trading account assets	15,106	14,289	68	17
Investments	843	646	299	(9)
Loans
Certain Corporate loans(3)	3,418	2,627	29	(137)
Certain Consumer loans(3)	1,422	1,745	(167)	70

Total loans	$4,840	$4,372	$(138)	$(67)

Other assets
MSRs	$4,258	$4,554	$(99)	$(1,198)
Certain mortgage loans (HFS)	4,198	7,230	73	147
Certain equity method investments	172	229	(10)	(31)

Total other assets	$8,628	$12,013	$(36)	$(1,082)

Total assets	$176,818	$118,832	$(182)	$(613)

Liabilities
Interest-bearing deposits	$1,751	$1,265	$29	$2
Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase and securities loaned(2)	125,072	121,193	20	91
Trading account liabilities	3,231	3,953	105	145
Short-term borrowings	1,938	2,429	65	57
Long-term debt	26,999	25,997	49	563

Total	$158,991	$154,837	$268	$858

(1)
Reclassified to conform to current period's presentation.

(2)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase.

(3)
Includes mortgage loans held by consolidated VIEs .

Own Credit Valuation Adjustment

        The fair value of debt liabilities for which the fair value option was elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company's credit spreads. The estimated change in the fair value of these debt liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a gain of $241 million and $455 million for the three months ended June 30, 2011 and 2010, respectively, and a gain of $128 million and $450 million for the six months ended June 30, 2011 and 2010, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current observable credit spreads into the relevant valuation technique used to value each liability as described above.

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

        The notional amount of these unfunded letters of credit was $0.6 billion as of June 30, 2011 and $1.1 billion as of December 31, 2010. The amount funded was insignificant with no amounts 90 days or more past due or on non-accrual status at June 30, 2011 and December 31, 2010.

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

        The following table provides information about certain credit products carried at fair value at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$15,049	$3,108	$14,241	$1,748
Aggregate unpaid principal balance in excess of fair value	232	(76)	167	(88)
Balance of non-accrual loans or loans more than 90 days past due	41	—	221	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	47	—	57	—

        In addition to the amounts reported above, $721 million and $621 million of unfunded loan commitments related to certain credit products selected for fair value accounting was outstanding as of June 30, 2011 and December 31, 2010, respectively.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the six months ended June 30, 2011 and 2010 due to instrument-specific credit risk totaled to a gain of $34 million and $27 million, respectively.

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

Certain mortgage loans (HFS)

        Citigroup has elected the fair value option for certain purchased and originated prime fixed-rate and conforming adjustable-rate first mortgage loans HFS. These loans are intended for sale or securitization and are hedged with derivative instruments. The Company has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications. The following table provides information about certain mortgage loans HFS carried at fair value at June 30, 2011 and December 31, 2010:

In millions of dollars	June 30, 2011	December 31, 2010
Carrying amount reported on the Consolidated Balance Sheet	$4,198	$7,230
Aggregate fair value in excess of unpaid principal balance	146	81
Balance of non-accrual loans or loans more than 90 days past due	—	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	1

        The changes in fair values of these mortgage loans are reported in Other revenue in the Company's Consolidated Statement of Income. The changes in fair value during the six months ended June 30, 2011 and 2010 due to instrument-specific credit risk resulted in a loss of $0.2 million and $1 million, respectively. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

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

        With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup's Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company's Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a loss of $169 million and a gain of $64 million for the six months ended June 30, 2011 and 2010, respectively.

        The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup's Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company's Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $945 and $857 million as of June 30, 2011 and December 31, 2010, respectively.

        The following table provides information about Corporate and Consumer loans of consolidated VIEs carried at fair value at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
In millions of dollars	Corporate loans	Consumer loans	Corporate loans	Consumer loans
Carrying amount reported on the Consolidated Balance Sheet	$303	$1,395	$425	$1,718
Aggregate unpaid principal balance in excess of fair value	420	474	357	527
Balance of non-accrual loans or loans more than 90 days past due	37	106	45	133
Aggregate unpaid principal balance in excess of fair value for non- accrual loans or loans more than 90 days past due	41	113	43	139

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

        These MSRs, which totaled $4.258 billion and $4.554 billion as of June 30, 2011 and December 31, 2010, respectively, are classified as Mortgage servicing rights on Citigroup's Consolidated Balance Sheet. Changes in fair value of MSRs are recorded in Other revenue in the Company's Consolidated Statement of Income.

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

        The following table provides information about long-term debt carried at fair value, excluding the debt issued by the consolidated VIEs, at June 30, 2011 and December 31, 2010:

In millions of dollars	June 30, 2011	December 31, 2010
Carrying amount reported on the Consolidated Balance Sheet	$25,243	$22,055
Aggregate unpaid principal balance in excess of fair value	36	477

        The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	June 30, 2011	December 31, 2010
Carrying amount reported on the Consolidated Balance Sheet	$1,938	$2,429
Aggregate unpaid principal balance in excess of fair value	125	81

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

	June 30, 2011		December 31, 2010
In billions of dollars	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments	$309.6	$309.3	$318.2	$319.0
Federal funds sold and securities borrowed or purchased under agreements to resell	284.0	284.0	246.7	246.7
Trading account assets	322.3	322.3	317.3	317.3
Loans(1)	610.5	600.8	605.5	584.3
Other financial assets(2)	283.8	283.4	280.5	280.2

	June 30, 2011		December 31, 2010
In billions of dollars	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Liabilities
Deposits	$866.3	$864.8	$845.0	$843.2
Federal funds purchased and securities loaned or sold under agreements to repurchase	203.8	203.8	189.6	189.6
Trading account liabilities	152.3	152.3	129.1	129.1
Long-term debt	352.5	360.0	381.2	384.5
Other financial liabilities(3)	172.9	172.9	171.2	171.2

(1)
The carrying value of loans is net of the Allowance for loan losses of $34.4 billion for June 30, 2011 and $40.7 billion for December 31, 2010. In addition, the carrying values exclude $2.6 billion and $2.6 billion of lease finance receivables at June 30, 2011 and December 31, 2010, respectively.

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

        The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup's loans, in aggregate, by $9.7 billion and by $21.2 billion at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, the carrying values, net of allowances, exceeded the estimated fair values by $7.8 billion and $1.9 billion for Consumer loans and Corporate loans, respectively.

        The estimated fair values of the Company's corporate unfunded lending commitments at June 30, 2011 and December 31, 2010 were liabilities of $5.0 billion and $5.6 billion, respectively. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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

        The following tables present information about the Company's guarantees at June 30, 2011 and December 31, 2010:

	Maximum potential amount of future payments
In billions of dollars at June 30, 2011 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2011
Financial standby letters of credit	$29.5	$69.3	$98.8	$240.6
Performance guarantees	9.0	3.8	12.8	46.1
Derivative instruments considered to be guarantees	3.6	3.4	7.0	715.1
Loans sold with recourse	—	0.5	0.5	114.0
Securities lending indemnifications(1)	85.5	—	85.5	—
Credit card merchant processing(1)	70.8	—	70.8	—
Custody indemnifications and other	—	44.6	44.6	—

Total	$198.4	$121.6	$320.0	$1,115.8

(1)
The carrying values of securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.

	Maximum potential amount of future payments
In billions of dollars at December 31, 2010 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2010
Financial standby letters of credit	$26.4	$68.4	$94.8	$225.9
Performance guarantees	9.1	4.6	13.7	35.8
Derivative instruments considered to be guarantees	3.1	5.0	8.1	850.4
Loans sold with recourse	—	0.4	0.4	117.3
Securities lending indemnifications(1)	70.4	—	70.4	—
Credit card merchant processing(1)	65.0	—	65.0	—
Custody indemnifications and other	—	40.2	40.2	253.8

Total	$174.0	$118.6	$292.6	$1,483.2

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

        In addition to the amounts shown in the table above, the repurchase reserve for Consumer mortgages representations and warranties was $1,001 million and $969 million at June 30, 2011 and December 31, 2010, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

        For example, Citi estimates that if there were a simultaneous 10% adverse change in each of the significant assumptions, the repurchase reserve would increase by approximately $427 million as of June 30, 2011. This potential change is hypothetical and intended to indicate the sensitivity of the repurchase reserve to changes in the key assumptions. Actual changes in the key assumptions may not occur at the same time or to the same degree (i.e., an adverse change in one assumption may be offset by an improvement in another). Citi does not believe it has sufficient information to estimate a range of reasonably possible loss (as defined under ASC 450) relating to its Consumer representations and warranties.

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

        The Company's maximum potential contingent liability related to both bankcard and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At June 30, 2011 and December 31, 2010, this maximum potential exposure was estimated to be $71 billion and $65 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience and its position as a secondary guarantor (in the case of previously transferred merchant credit card processing contracts). In both cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At June 30, 2011 and December 31, 2010, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications

        Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients' assets.

Other guarantees and indemnifications

Credit Card Protection Programs

        The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At June 30, 2011 and December 31, 2010, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

Other Representation and Warranty Indemnifications

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

Value-Transfer Networks

        The Company is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment clearing and settlement systems as well as securities exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to backstop the net effect on the VTNs of a member's default on its obligations. The Company's potential obligations as a shareholder or member of VTN associations are excluded from the scope of FIN 45, since the shareholders and members represent subordinated classes of investors in the VTNs. Accordingly, the Company's participation in VTNs is not reported in the Company's guarantees tables above and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2011 or December 31, 2010 for potential obligations that could arise from the Company's involvement with VTN associations.

Long-Term Care Insurance Indemnification

        In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $4.1 billion at June 30, 2011 and $3.6 billion at December 31, 2010) is designed to cover the insurance company's statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time. If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citigroup must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of June 30, 2011 related to this indemnification. However, Citi continues to closely monitor its potential exposure under this indemnification obligation.

Carrying Value—Guarantees and Indemnifications

        At June 30, 2011 and December 31, 2010, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.1 billion and $1.5 billion, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at June 30, 2011 and December 31, 2010, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1,097 million and $1,066 million, respectively, relating to letters of credit and unfunded lending commitments.

Collateral

        Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $35 billion at June 30, 2011 and December 31, 2010. Securities and other marketable assets held as collateral amounted to $56 billion and $41 billion at June 30, 2011 and December 31, 2010, respectively, the majority of which collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of the Company held as collateral amounted to $1.4 billion and $2.0 billion at June 30, 2011 and December 31, 2010, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

        Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of June 30, 2011 and December 31, 2010. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars as of June 30, 2011	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$69.3	$20.7	$8.8	$98.8
Performance guarantees	7.3	3.0	2.5	12.8
Derivative instruments deemed to be guarantees	—	—	7.0	7.0
Loans sold with recourse	—	—	0.5	0.5
Securities lending indemnifications	—	—	85.5	85.5
Credit card merchant processing	—	—	70.8	70.8
Custody indemnifications and other	44.6	—	—	44.6

Total	$121.2	$23.7	$175.1	$320.0

	Maximum potential amount of future payments
In billions of dollars as of December 31, 2010	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$58.7	$13.2	$22.9	$94.8
Performance guarantees	7.0	3.4	3.3	13.7
Derivative instruments deemed to be guarantees	—	—	8.1	8.1
Loans sold with recourse	—	—	0.4	0.4
Securities lending indemnifications	—	—	70.4	70.4
Credit card merchant processing	—	—	65.0	65.0
Custody indemnifications and other	40.2	—	—	40.2

Total	$105.9	$16.6	$170.1	$292.6

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of June 30, 2011 and December 31, 2010:

In millions of dollars	U.S.	Outside of U.S.	June 30, 2011	December 31, 2010
Commercial and similar letters of credit	$1,528	$8,104	$9,632	$8,974
One- to four-family residential mortgages	1,566	459	2,025	2,980
Revolving open-end loans secured by one- to four-family residential properties	17,520	3,052	20,572	20,934
Commercial real estate, construction and land development	1,826	321	2,147	2,407
Credit card lines	564,834	126,075	690,909	698,673
Commercial and other consumer loan commitments	141,561	91,828	233,389	210,404

Total	$728,835	$229,839	$958,674	$944,372

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

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $80 billion and $79 billion with an original maturity of less than one year at June 30, 2011 and December 31, 2010, respectively.

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

 23.    CONTINGENCIES

        The following information supplements and amends, as applicable, the disclosures in Note 29 to the Consolidated Financial Statements of Citigroup's 2010 Annual Report on Form 10-K and Note 23 to the Consolidated Financial Statements of Citigroup's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. For purposes of this Note, Citigroup and its affiliates and subsidiaries, as well as their current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.

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

        If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At June 30, 2011, Citigroup's estimate was materially unchanged from its estimate of approximately $4 billion at December 31, 2010, as more fully described in Note 29 to the Consolidated Financial Statements in the 2010 Annual Report on Form 10-K.

        As available information changes, the matters for which Citigroup is able to estimate, and the estimates themselves, will change. In addition, while many estimates presented in financial statements and other financial disclosure involve significant judgment and may be subject to significant uncertainty, estimates of the range of reasonably possible loss arising from litigation and regulatory proceedings are subject to particular uncertainties. For example, at the time of making an estimate, Citigroup may have only preliminary, incomplete or inaccurate information about the facts underlying the claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties or regulators, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that Citigroup had not accounted for in its estimates because it had deemed such an outcome to be remote. For all these reasons, the amount of loss in excess of accruals ultimately incurred for the matters as to which an estimate has been made could be substantially higher or lower than the range of loss included in the estimate.

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

Subprime Mortgage—Related Litigation and Other Matters

        Regulatory Actions:    The Civil Division of the U.S. Attorney's Office for the Southern District of New York is investigating issues related to the conduct of certain mortgage origination and servicing companies, including Citigroup affiliates, in connection with the origination, servicing, sale, and/or securitization of mortgage loans. Citigroup is cooperating fully with this inquiry.

        The U.S. Department of Justice, certain federal agencies, and a number of state Attorneys General are engaged in discussions with several major mortgage servicers, including Citigroup affiliates, concerning the resolution of certain potential claims relating to mortgage servicing and other mortgage-related issues. The proposals under discussion would entail both monetary and non-monetary consideration.

        Securities Actions:    On March 11, 2011, lead plaintiffs in IN RE CITIGROUP INC. BOND LITIGATION filed a motion seeking class certification. Additional information relating to this action is publicly available in court filings under consolidated lead docket number 08 Civ. 9522 (S.D.N.Y) (Stein, J).

        On July 12, 2011, additional individual investors who purchased equity securities issued by Citigroup filed an action on their own behalf in the Southern District of New York, asserting claims similar to those asserted in the IN RE CITIGROUP INC. SECURITIES LITIGATION. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 4788 (S.D.N.Y.) (Stein, J.).

        On July 15, 2011, lead plaintiffs in IN RE CITIGROUP INC. SECURITIES LITIGATION filed a motion seeking class certification. Additional information relating to this action is publicly available in court filings under consolidated lead docket number 07 Civ. 9901 (S.D.N.Y.) (Stein, J).

        Underwriting Matters:    On May 6, 2011, plaintiffs and the underwriter defendants, including Citigroup, in IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION signed formal stipulations of settlement, which were submitted to the court for preliminary approval. On June 14, 2011, the court entered an order preliminarily approving the proposed settlement. The settlement remains subject to final court approval. Additional information relating to this action is publicly available in court filings under docket number 08 Civ. 0411 (S.D.N.Y.) (Buchwald, J.).

        Subprime Counterparty and Investor Actions:    The hearing in the arbitration brought by the Abu Dhabi Investment Authority took place in May 2011, and post-hearing proceedings are ongoing.

        Residential Mortgage-Backed Securities Investor Actions and Repurchase Claims:    During the period 2005 through 2008, Citigroup affiliates (including both S&B and Consumer mortgage entities) sponsored approximately $91 billion in private-label mortgage-backed securitization transactions, of which approximately $37 billion remained outstanding at June 30, 2011. Losses to date on these issuances are estimated to be approximately $8.7 billion. From time to time, investors or other parties to such securitizations have contended, or may in the future contend, that Citigroup affiliates involved in the securitizations are responsible for such losses because of misstatements or omissions in connection with the issuance and underwriting of the securities, breaches of representations and warranties with respect to the underlying mortgage loans, or for other reasons.

        As discussed in Note 29 to the Consolidated Financial Statements of Citigroup's 2010 Annual Report on Form 10-K, and Note 23 to the Consolidated Financial Statements of Citigroup's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, several investors, including Cambridge Place Investment Management Inc., The Charles Schwab Corporation, the Federal Home Loan Bank of Chicago, the Federal Home Loan Bank of Indianapolis, the Federal Home Loan Bank of Boston, Allstate Insurance Company and affiliated entities, and the Union Central Life Insurance Co. and affiliated entities, have filed lawsuits against Citigroup and certain of its affiliates alleging actionable misstatements or omissions in connection with the issuance and underwriting of residential mortgage-backed securities. Each of the plaintiffs in these actions has asserted similar claims against other financial institutions. As a general matter, plaintiffs in these actions seek rescission of their investments or other damages. These actions, which are in their early procedural stages, allege claims against Citigroup and certain of its affiliates in connection with approximately $1.5 billion of residential mortgage-backed securities. Additional information relating to these actions is publicly available in court filings under the docket numbers 10 Civ. 11376 (D. Mass.), CGC-10-501610 (Cal. Super. Ct.), 10-CH-45033 (Ill. Cir. Ct.), LC-091499 (Cal. Super. Ct.), 49D05-1010-PL-045071 (Ind. Super. Ct.), 11 Civ. 10992 (D. Mass.), 11 Civ. 1927 (S.D.N.Y.), 11 Civ. 10952 (D. Mass.), and 11 Civ. 2890 (S.D.N.Y.). Additional similar actions may be filed against Citigroup and its affiliates in the future.

        On July 14, 2011, plaintiff filed an amended complaint in FEDERAL HOME LOAN BANK OF INDIANAPOLIS v. BANC OF AMERICA MORTGAGE SECURITIES, INC., ET AL., which no longer names Citigroup or any of its affiliates as defendants.

        Separately, at various times, parties to residential mortgage-backed securitizations, among others, have asserted that certain Citigroup affiliates breached representations and warranties made in connection with mortgage loans placed into securitization trusts and have sought repurchase of the affected mortgage loans or indemnification from resulting losses, among other remedies. The frequency of such demands may increase in the future, and some such demands may result in litigation.

ASTA/MAT- and Falcon-Related Litigation and Other Matters

        On April 12, 2011, Claimants Jerry Murdock Jr., Gerald Hosier, and related entities moved in the United States District Court for the District of Colorado to confirm the arbitration award they obtained against Citigroup. Citigroup has opposed that motion and cross-moved to vacate the arbitration award. Additional information relating to this action is publicly available in court filings under docket number 11 Civ. 0971 (D. Colo.) (Arguello, J.).

Auction Rate Securities-Related Litigation and Other Matters

        Securities Actions:    Plaintiffs-appellants have appealed to the United States Court of Appeals for the Second Circuit from the order entered on March 1, 2011 by the United States District Court for the Southern District of New York in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION dismissing their fourth consolidated amended complaint. Additional information relating to this action is publicly available in court filings under district court docket number 11 Civ. 3095 (S.D.N.Y.) (Swain, J.), and circuit court docket number 11 Civ. 1270 (2d Cir.).

        On May 17, 2011, the District Court of Dallas County, Texas, dismissed plaintiff's complaint in TEXAS INSTRUMENTS INC. v. CITIGROUP GLOBAL MARKETS INC., ET AL, following the settlement of the matter. Additional information relating to this action is publicly available in court filings under docket number 09-03774-1 (Tex. Dist. Ct.).

Interbank Offered Rates-Related Litigation and Other Matters

        Government agencies in the U.S., including the Department of Justice, the Commodity Futures Trading Commission, and the Securities and Exchange Commission, as well as agencies in other countries, are conducting investigations or making inquiries regarding submissions made by panel banks to bodies that publish various interbank offered rates. As members of a number of such panels, Citigroup subsidiaries have received requests for information and documents. Citigroup is cooperating with the investigations and inquiries and is responding to the requests.

        In addition, several banks that served on the London interbank offered rate (LIBOR) panel and their affiliates, including certain Citigroup subsidiaries, have been named as defendants in a number of purported class action lawsuits filed in the Southern District of New York, the Northern District of Illinois, the District of New Jersey and the District of Minnesota. These actions allege various federal and state law claims relating to LIBOR. A motion seeking consolidation and transfer of all such related actions to a single district is currently pending before the Judicial Panel on Multidistrict Litigation. Additional information relating to these actions is publicly available in court filings under docket number MDL 2262 (J.P.M.L.).

Lehman Structured Notes Matters

        In Hong Kong, a Citigroup subsidiary (CHKL) reached a settlement with securities and banking regulators regarding the distribution to retail customers of structured notes issued by Lehman entities in 2007 and 2008. Under the terms of the settlement, without admitting liability, CHKL agreed to repurchase $136 million of these notes from eligible clients.

Lehman Brothers Bankruptcy Proceedings

        On June 28, 2011, Citigroup and Related Parties entered into a settlement agreement with Lehman Brothers International (Europe) (LBIE) resolving the parties' disputes with respect to LBIE's proprietary assets and cash held by Citigroup and Related Parties as custodians. Under the terms of the settlement, Citigroup and Related Parties will return LBIE's proprietary assets and cash and release all claims in respect of those assets and cash in exchange for releases, the payment of fees, and preservation of certain claims asserted by Citigroup and Related Parties in LBIE's insolvency proceedings in the United Kingdom. Additional information relating to the U.K. administration of LBIE is available at www.pwc.co.uk.eng/issues/lehman_updates.html.

KIKOs

        As of June 30, 2011, there were 82 civil lawsuits filed by small and medium-sized enterprises in Korea against a Citigroup subsidiary (CKI) relating to foreign exchange derivative products with "knock-in, knock-out" features (KIKOs). To date, 77 decisions have been rendered at the district court level, and CKI has prevailed in 61 of these decisions. In the other 16 decisions, plaintiffs were awarded only a portion of the damages sought. The damage awards total approximately $19.5 million. CKI is appealing these 16 adverse decisions. A significant number of plaintiffs that had decisions rendered against them are also filing appeals, including plaintiffs that were awarded less than all of the damages they sought.

Tribune Company Bankruptcy

        The Bankruptcy Court confirmation hearing concluded on June 27, 2011. Additional information relating to this matter is publicly available in court filings under docket number 08-13141 (Bankr. D. Del.) (Carey, J.).

        Certain Citigroup entities have been named as defendants in two actions brought by creditors of Tribune alleging state law constructive fraudulent conveyance claims relating to the Tribune LBO. Additional information relating to these actions is publicly available in court filings under docket numbers 11 Civ. 4522 (S.D.N.Y.) (Buchwald, J.) and 11 Civ. 4538 (S.D.N.Y.) (Daniels, J.).

Settlement Payments

        Payments required in settlement agreements described above have been made or are covered by existing litigation accruals.

*    *    *

        Additional matters asserting claims similar to those described above may be filed in the future.

 24.    SUBSEQUENT EVENTS

        The Company has evaluated subsequent events through August 5, 2011, which is the date its Consolidated Financial Statements were issued.

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

Citigroup Funding Inc. (CFI)

        CFI is a first-tier subsidiary of Citigroup and issues commercial paper, medium-term notes and structured equity-linked and credit-linked notes, all of which are guaranteed by Citigroup.

CitiFinancial Credit Company (CCC)

        An indirect wholly owned subsidiary of Citigroup. CCC is a wholly owned subsidiary of Associates (see below). Citigroup has issued a full and unconditional guarantee of the outstanding indebtedness of CCC.

Associates First Capital Corporation (Associates)

        A wholly owned subsidiary of Citigroup. Citigroup has issued a full and unconditional guarantee of the outstanding long-term debt securities and commercial paper of Associates. In addition, Citigroup guaranteed various debt obligations of Citigroup Finance Canada Inc. (CFCI), a wholly owned subsidiary of Associates. CFCI continues to issue debt in the Canadian market supported by a Citigroup guarantee. Associates is the immediate parent company of CCC (see above).

Other Citigroup Subsidiaries

        Includes all other subsidiaries of Citigroup, intercompany eliminations, and income (loss) from discontinued operations.

Consolidating Adjustments

        Includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries, investment in subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Statements of Income

	Three months ended June 30, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$6,645	$—	$—	$—	$—	$—	$(6,645)	$—
Interest revenue	$53	$1,493	$—	$1,034	$1,196	$15,844	$(1,034)	$18,586
Interest revenue—intercompany	819	540	589	25	93	(2,041)	(25)	—
Interest expense	2,110	731	503	23	72	3,022	(23)	6,438
Interest expense—intercompany	(94)	762	107	382	320	(1,095)	(382)	—

Net interest revenue	$(1,144)	$540	$(21)	$654	$897	$11,876	$(654)	$12,148

Commissions and fees	$—	$1,274	$—	$1	$20	$2,263	$(1)	$3,557
Commissions and fees—intercompany	—	26	—	28	31	(57)	(28)	—
Principal transactions	10	1,687	229	—	(7)	697	—	2,616
Principal transactions—intercompany	—	(1,071)	(62)	—	—	1,133	—	—
Other income	(1,433)	166	(44)	108	118	3,494	(108)	2,301
Other income—intercompany	1,442	61	73	(3)	7	(1,583)	3	—

Total non-interest revenues	$19	$2,143	$196	$134	$169	$5,947	$(134)	$8,474

Total revenues, net of interest expense	$5,520	$2,683	$175	$788	$1,066	$17,823	$(7,433)	$20,622

Provisions for credit losses and for benefits and claims	$—	$(4)	$—	$376	$405	$2,986	$(376)	$3,387

Expenses
Compensation and benefits	$22	$1,562	$—	$112	$162	$4,923	$(112)	$6,669
Compensation and benefits—intercompany	2	59	—	30	30	(91)	(30)	—
Other expense	267	657	—	128	161	5,182	(128)	6,267
Other expense—intercompany	93	102	1	96	104	(300)	(96)	—

Total operating expenses	$384	$2,380	$1	$366	$457	$9,714	$(366)	$12,936

Income (loss) before taxes and equity in undistributed income of subsidiaries	$5,136	$307	$174	$46	$204	$5,123	$(6,691)	$4,299
Provision (benefit) for income taxes	(693)	99	58	7	61	1,442	(7)	967
Equity in undistributed income of subsidiaries	(2,488)	—	—	—	—	—	2,488	—

Income (loss) from continuing operations	$3,341	$208	$116	$39	$143	$3,681	$(4,196)	$3,332
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	71	—	71

Net income (loss) before attribution of noncontrolling interests	$3,341	$208	$116	$39	$143	$3,752	$(4,196)	$3,403
Net income (loss) attributable to noncontrolling interests	—	19	—	—	—	43	—	62

Net income (loss) after attribution of noncontrolling interests	$3,341	$189	$116	$39	$143	$3,709	$(4,196)	$3,341

Condensed Consolidating Statements of Income

	Three months ended June 30, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$8,827	$—	$—	$—	$—	$—	$(8,827)	$—
Interest revenue	$68	$1,561	$—	$1,329	$1,523	$17,204	$(1,329)	$20,356
Interest revenue—intercompany	539	431	813	20	95	(1,878)	(20)	—
Interest expense	2,163	575	467	23	53	3,171	(23)	6,429
Interest expense—intercompany	(206)	618	74	508	332	(818)	(508)	—

Net interest revenue	$(1,350)	$799	$272	$818	$1,233	$12,973	$(818)	$13,927

Commissions and fees	$—	$925	$—	$12	$42	$2,262	$(12)	$3,229
Commissions and fees—intercompany	—	23	—	37	42	(65)	(37)	—
Principal transactions	48	2,226	212	—	(4)	(120)	—	2,362
Principal transactions—intercompany	1	(1,277)	116	—	(105)	1,265	—	—
Other income	(1,357)	49	200	110	232	3,429	(110)	2,553
Other income—intercompany	1,330	(25)	(218)	—	7	(1,094)	—	—

Total non-interest revenues	$22	$1,921	$310	$159	$214	$5,677	$(159)	$8,144

Total revenues, net of interest expense	$7,499	$2,720	$582	$977	$1,447	$18,650	$(9,804)	$22,071

Provisions for credit losses and for benefits and claims	$—	$23	$—	$618	$702	$5,940	$(618)	$6,665

Expenses
Compensation and benefits	$(2)	$1,367	$—	$158	$209	$4,387	$(158)	$5,961
Compensation and benefits—intercompany	1	52	—	33	33	(86)	(33)	—
Other expense	65	1,023	—	123	167	4,650	(123)	5,905
Other expense—intercompany	91	(257)	2	141	153	11	(141)	—

Total operating expenses	$155	$2,185	$2	$455	$562	$8,962	$(455)	$11,866

Income (loss) before taxes and equity in undistributed income of subsidiaries	$7,344	$512	$580	$(96)	$183	$3,748	$(8,731)	$3,540
Provision (benefit) for income taxes	(406)	165	199	(30)	47	807	30	812
Equity in undistributed income of subsidiaries	(5,053)	—	—	—	—	—	5,053	—

Income (loss) from continuing operations	$2,697	$347	$381	$(66)	$136	$2,941	$(3,708)	$2,728
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	(3)	—	(3)

Net income (loss) before attribution of noncontrolling interests	$2,697	$347	$381	$(66)	$136	$2,938	$(3,708)	$2,725
Net income (loss) attributable to noncontrolling interests	—	2	—	—	—	26	—	28

Net income (loss) after attribution of noncontrolling interests	$2,697	$345	$381	$(66)	$136	$2,912	$(3,708)	$2,697

Condensed Consolidating Statements of Income

	Six months ended June 30, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$7,170	$—	$—	$—	$—	$—	$(7,170)	$—
Interest revenue	$105	$2,961	$—	$2,085	$2,421	$31,254	$(2,085)	$36,741
Interest revenue—intercompany	1,763	1,082	1,193	51	190	(4,228)	(51)	—
Interest expense	4,158	1,282	1,037	52	148	5,866	(52)	12,491
Interest expense—intercompany	(281)	1,573	301	778	644	(2,237)	(778)	—

Net interest revenue	$(2,009)	$1,188	$(145)	$1,306	$1,819	$23,397	$(1,306)	$24,250

Commissions and fees	$—	$2,422	$—	$3	$43	$4,460	$(3)	$6,925
Commissions and fees—intercompany	—	25	—	56	63	(88)	(56)	—
Principal transactions	53	1,516	463	—	(6)	3,757	—	5,783
Principal transactions—intercompany	1	152	(291)	—	—	138	—	—
Other income	(1,418)	481	11	219	257	4,059	(219)	3,390
Other income—intercompany	1,267	(14)	(92)	(3)	17	(1,178)	3	—

Total non-interest revenues	$(97)	$4,582	$91	$275	$374	$11,148	$(275)	$16,098

Total revenues, net of interest expense	$5,064	$5,770	$(54)	$1,581	$2,193	$34,545	$(8,751)	$40,348

Provisions for credit losses and for benefits and claims	$—	$6	$—	$773	$861	$5,704	$(773)	$6,571

Expenses
Compensation and benefits	$66	$3,021	$—	$219	$310	$9,681	$(219)	$13,078
Compensation and benefits—intercompany	4	116	—	60	60	(180)	(60)	—
Other expense	577	1,337	1	328	399	9,870	(328)	12,184
Other expense—intercompany	202	181	2	187	204	(589)	(187)	—

Total operating expenses	$849	$4,655	$3	$794	$973	$18,782	$(794)	$25,262

Income (loss) before taxes and equity in undistributed income of subsidiaries	$4,215	$1,109	$(57)	$14	$359	$10,059	$(7,184)	$8,515
Provision (benefit) for income taxes	(1,333)	471	(71)	(21)	101	2,984	21	2,152
Equity in undistributed income of subsidiaries	792	—	—	—	—	—	(792)	—

Income (loss) from continuing operations	$6,340	$638	$14	$35	$258	$7,075	$(7,997)	$6,363
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	111	—	111

Net income (loss) before attribution of noncontrolling interests	$6,340	$638	$14	$35	$258	$7,186	$(7,997)	$6,474
Net income (loss) attributable to noncontrolling interests	—	30	—	—	—	104	—	134

Net income (loss) after attribution of noncontrolling interests	$6,340	$608	$14	$35	$258	$7,082	$(7,997)	$6,340

Condensed Consolidating Statements of Income

	Six months ended June 30, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$11,604	$—	$—	$—	$—	$—	$(11,604)	$—
Interest revenue	$143	$3,051	$—	$2,728	$3,129	$34,816	$(2,728)	$41,139
Interest revenue—intercompany	1,047	996	1,637	40	191	(3,871)	(40)	—
Interest expense	4,351	1,097	1,266	47	147	5,910	(47)	12,771
Interest expense—intercompany	(405)	1,327	(208)	1,025	640	(1,354)	(1,025)	—

Net interest revenue	$(2,756)	$1,623	$579	$1,696	$2,533	$26,389	$(1,696)	$28,368

Commissions and fees	$—	$2,212	$—	$23	$75	$4,587	$(23)	$6,874
Commissions and fees—intercompany	—	81	—	77	86	(167)	(77)	—
Principal transactions	(69)	6,047	501	—	(6)	5	—	6,478
Principal transactions—intercompany	(3)	(2,945)	(157)	—	(123)	3,228	—	—
Other income	(338)	401	—	214	373	5,336	(214)	5,772
Other income—intercompany	505	5	—	—	16	(526)	—	—

Total non-interest revenues	$95	$5,801	$344	$314	$421	$12,463	$(314)	$19,124

Total revenues, net of interest expense	$8,943	$7,424	$923	$2,010	$2,954	$38,852	$(13,614)	$47,492

Provisions for credit losses and for benefits and claims	$—	$27	$—	$1,303	$1,452	$13,804	$(1,303)	$15,283

Expenses
Compensation and benefits	$100	$2,863	$—	$284	$389	$8,771	$(284)	$12,123
Compensation and benefits—intercompany	3	106	—	67	67	(176)	(67)	—
Other expense	205	1,517	—	235	319	9,220	(235)	11,261
Other expense—intercompany	155	(59)	4	320	340	(440)	(320)	—

Total operating expenses	$463	$4,427	$4	$906	$1,115	$17,375	$(906)	$23,384

Income (loss) before taxes and equity in undistributed income of subsidiaries	$8,480	$2,970	$919	$(199)	$387	$7,673	$(11,405)	$8,825
Provision (benefit) for income taxes	(1,476)	985	318	(72)	114	1,907	72	1,848
Equity in undistributed income of subsidiaries	(2,831)	—	—	—	—	—	2,831	—

Income (loss) from continuing operations	$7,125	$1,985	$601	$(127)	$273	$5,766	$(8,646)	$6,977
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	208	—	208

Net income (loss) before attribution of noncontrolling interests	$7,125	$1,985	$601	$(127)	$273	$5,974	$(8,646)	$7,185
Net income (loss) attributable to noncontrolling interests	—	16	—	—	—	44	—	60

Net income (loss) after attribution of noncontrolling interests	$7,125	$1,969	$601	$(127)	$273	$5,930	$(8,646)	$7,125

Condensed Consolidating Balance Sheet

	June 30, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$3,007	$—	$343	$464	$24,295	$(343)	$27,766
Cash and due from banks—intercompany	95	2,929	72	167	180	(3,276)	(167)	—
Federal funds sold and resale agreements	—	222,473	—	-—	—	61,503	—	283,976
Federal funds sold and resale agreements—intercompany	18,000	20,005	—	—	—	(38,005)	—	—
Trading account assets	12	149,026	54	—	13	173,244	—	322,349
Trading account assets—intercompany	24	10,616	70	—	—	(10,710)	—	—
Investments	18,142	168	—	2,086	2,165	289,099	(2,086)	309,574
Loans, net of unearned income	—	199	—	30,051	34,169	613,132	(30,051)	647,500
Loans, net of unearned income—intercompany	—	—	63,913	3,665	9,083	(72,996)	(3,665)	—
Allowance for loan losses	—	(54)	—	(2,704)	(2,959)	(31,349)	2,704	(34,362)

Total loans, net	$—	$145	$63,913	$31,012	$40,293	$508,787	$(31,012)	$613,138
Advances to subsidiaries	109,737	—	—	—	—	(109,737)	—	—
Investments in subsidiaries	209,091	—	—	—	—	—	(209,091)	—
Other assets	20,075	75,007	330	4,057	7,171	297,240	(4,057)	399,823
Other assets—intercompany	18,536	34,637	2,189	—	2,763	(58,125)	—	—

Total assets	$393,712	$518,013	$66,628	$37,665	$53,049	$1,134,315	$(246,756)	$1,956,626

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$866,310	$—	$866,310
Federal funds purchased and securities loaned or sold	—	165,425	—	—	—	38,418	—	203,843
Federal funds purchased and securities loaned or sold—intercompany	185	29,671	—	—	—	(29,856)	—	—
Trading account liabilities	—	100,510	52	—	—	51,745	—	152,307
Trading account liabilities—intercompany	24	9,491	40	—	—	(9,555)	—	—
Short-term borrowings	16	2,556	10,133	750	1,504	58,680	(750)	72,889
Short-term borrowings—intercompany	—	41,005	5,246	6,451	4,431	(50,682)	(6,451)	—
Long-term debt	185,846	8,605	47,586	2,742	6,023	104,398	(2,742)	352,458
Long-term debt—intercompany	25	66,474	1,857	22,439	32,324	(100,680)	(22,439)	—
Advances from subsidiaries	19,378	—	—	—	—	(19,378)	—	—
Other liabilities	6,175	62,299	208	1,733	2,173	59,319	(1,733)	130,174
Other liabilities—intercompany	5,700	16,417	273	653	216	(22,606)	(653)

Total liabilities	$217,349	$502,453	$65,395	$34,768	$46,671	$946,113	$(34,768)	$1,777,981
Citigroup stockholders' equity	176,363	15,094	1,233	2,897	6,378	186,387	(211,988)	176,364
Noncontrolling interests	—	466	—	—	—	1,815	—	2,281

Total equity	$176,363	$15,560	$1,233	$2,897	$6,378	$188,202	$(211,988)	$178,645

Total liabilities and equity	$393,712	$518,013	$66,628	$37,665	$53,049	$1,134,315	$(246,756)	$1,956,626

Condensed Consolidating Balance Sheet

	December 31, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$2,553	$—	$170	$221	$25,198	$(170)	$27,972
Cash and due from banks—intercompany	11	2,667	—	153	177	(2,855)	(153)	—
Federal funds sold and resale agreements	—	191,963	—	—	—	54,754	—	246,717
Federal funds sold and resale agreements—intercompany	—	14,530	—	—	—	(14,530)	—	—
Trading account assets	15	135,224	60	—	9	181,964	—	317,272
Trading account assets—intercompany	55	11,195	426	—	—	(11,676)	—	—
Investments	21,982	263	—	2,008	2,093	293,826	(2,008)	318,164
Loans, net of unearned income	—	216	—	32,948	37,803	610,775	(32,948)	648,794
Loans, net of unearned income—intercompany	—	—	95,507	3,723	6,517	(102,024)	(3,723)	—
Allowance for loan losses	—	(46)	—	(3,181)	(3,467)	(37,142)	3,181	(40,655)

Total loans, net	$—	$170	$95,507	$33,490	$40,853	$471,609	$(33,490)	$608,139
Advances to subsidiaries	133,320	—	—	—	—	(133,320)	—	—
Investments in subsidiaries	205,043	—	—	—	—	—	(205,043)	—
Other assets	19,572	66,467	561	4,318	8,311	300,727	(4,318)	395,638
Other assets—intercompany	10,609	46,856	2,549	—	1,917	(61,931)	—	—

Total assets	$390,607	$471,888	$99,103	$40,139	$53,581	$1,103,766	$(245,182)	$1,913,902

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$844,968	$—	$844,968
Federal funds purchased and securities loaned or sold	—	156,312	—	—	—	33,246	—	189,558
Federal funds purchased and securities loaned or sold—intercompany	185	7,537	—	—	—	(7,722)	—	—
Trading account liabilities	—	75,454	45	—	—	53,555	—	129,054
Trading account liabilities—intercompany	55	10,265	88	—	—	(10,408)	—	—
Short-term borrowings	16	2,296	11,024	750	1,491	63,963	(750)	78,790
Short-term borrowings—intercompany	—	66,838	33,941	4,208	2,797	(103,576)	(4,208)	—
Long-term debt	191,944	9,566	50,629	3,396	6,603	122,441	(3,396)	381,183
Long-term debt—intercompany	389	60,088	1,705	26,339	33,224	(95,406)	(26,339)	—
Advances from subsidiaries	22,698	—	—	—	—	(22,698)	—	—
Other liabilities	5,841	58,056	175	1,922	3,104	57,384	(1,922)	124,560
Other liabilities—intercompany	6,011	9,883	277	668	295	(16,466)	(668)	—

Total liabilities	$227,139	$456,295	$97,884	$37,283	$47,514	$919,281	$(37,283)	$1,748,113

Citigroup stockholders' equity	$163,468	$15,178	$1,219	$2,856	$6,067	$182,579	$(207,899)	$163,468
Noncontrolling interests	—	415	—	—	—	1,906	—	2,321

Total equity	$163,468	$15,593	$1,219	$2,856	$6,067	$184,485	$(207,899)	$165,789

Total liabilities and equity	$390,607	$471,888	$99,103	$40,139	$53,581	$1,103,766	$(245,182)	$1,913,902

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash (used in) provided by operating activities	$1,209	$9,414	$714	$1,124	$297	$(6,789)	$(1,124)	$4,845

Cash flows from investing activities
Change in loans	$—	$—	$27,657	$1,372	$1,966	$(30,959)	$(1,372)	$(1,336)
Proceeds from sales and securitizations of loans	—	3	—	2	—	4,480	(2)	4,483
Purchases of investments	(13,820)	—	—	(246)	(246)	(157,027)	246	(171,093)
Proceeds from sales of investments	2,878	19	—	36	36	80,482	(36)	83,415
Proceeds from maturities of investments	15,701	—	—	152	152	71,462	(152)	87,315
Changes in investments and advances—intercompany	6,949	(405)	—	58	(2,566)	(3,978)	(58)	—
Business acquisitions	(10)	—	—	—	—	10	—	—
Other investing activities	—	12,814	—	—	—	(7,343)	—	5,471

Net cash provided by (used in) investing activities	$11,698	$12,431	$27,657	$1,374	$(658)	$(42,873)	$(1,374)	$8,255

Cash flows from financing activities
Dividends paid	$(42)	$—	$—	$—	$—	$—	$—	$(42)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	(11,083)	(1,225)	(3,355)	(654)	(140)	(17,245)	654	(33,048)
Proceeds/(Repayments) from issuance of long-term debt—intercompany, net	—	6,444	—	(3,900)	(900)	(5,544)	3,900	—
Change in deposits	—	—	—	—	—	21,355	—	21,355
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	—	260	(617)	—	13	(6,457)	—	(6,801)
Net change in short-term borrowings and other advances—intercompany	(3,350)	(25,833)	(24,327)	2,243	1,634	51,876	(2,243)	—
Capital contributions from parent	—	(775)	—	—	—	775	—	—
Other financing activities	1,652	—	—	—	—	—	—	1,652

Net cash used in financing activities	$(12,823)	$(21,129)	$(28,299)	$(2,311)	$607	$44,760	$2,311	$(16,884)

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$909	$—	$909

Net cash used in discontinued operations	$—	$—	$—	$—	$—	$2,669	$—	$2,669

Net increase (decrease) in cash and due from banks	$84	$716	$72	$187	$246	$(1,324)	$(187)	$(206)
Cash and due from banks at beginning of period	11	5,220	—	323	398	22,343	(323)	27,972

Cash and due from banks at end of period	$95	$5,936	$72	$510	$644	$21,019	$(510)	$27,766

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$9	$146	$(171)	$2	$72	$1,860	$(2)	$1,916
Interest	4,747	1,134	324	906	810	3,106	(906)	10,121
Non-cash investing activities:
Transfers to repossessed assets	$—	$39	$—	$370	$397	$315	$(370)	$751

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities	$3,845	$20,709	$1,277	$(3,652)	$(3,356)	$19,126	$3,652	$41,601

Cash flows from investing activities
Change in loans	$—	$32	$47,497	$7,382	$8,040	$(255)	$(7,382)	$55,314
Proceeds from sales and securitizations of loans	—	68	—	126	126	3,558	(126)	3,752
Purchases of investments	(2,796)	(4)	—	(342)	(348)	(197,699)	342	(200,847)
Proceeds from sales of investments	874	32	—	109	220	77,857	(109)	78,983
Proceeds from maturities of investments	5,079	—	—	143	152	90,575	(143)	95,806
Changes in investments and advances—intercompany	2,643	3,475	—	(138)	(731)	(5,387)	138	—
Business acquisitions	(20)	—	—	—	—	20	—	—
Other investing activities	—	588	—	—	—	6,682	—	7,270

Net cash provided by (used in) investing activities	$5,780	$4,191	$47,497	$7,280	$7,459	$(24,649)	$(7,280)	$40,278

Cash flows from financing activities
Dividends paid—intercompany	—	(5,500)	(1,500)	—	—	7,000	—	—
Treasury stock acquired	(5)	—	—	—	—	—	—	(5)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	(6,821)	(2,065)	(3,773)	(530)	(1,752)	(14,201)	530	(28,612)
Proceeds/(Repayments) from issuance of long-term debt—intercompany, net	—	(3,882)	—	(8,088)	(2,279)	6,161	8,088	—
Change in deposits	—	—	—	—	—	(21,952)	—	(21,952)
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	11	(1,205)	1,734	—	277	(34,044)	—	(33,227)
Net change in short-term borrowings and other advances—intercompany	(3,960)	(12,368)	(45,235)	4,993	(377)	61,940	(4,993)	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	1,151	—	—	—	—	—	—	1,151

Net cash used in financing activities	$(9,624)	$(25,020)	$(48,774)	$(3,625)	$(4,131)	$4,904	$3,625	$(82,645)

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$(48)	$—	$(48)

Net cash provided by discontinued operations	$—	$—	$—	$—	$—	$51	$—	$51

Net increase (decrease) in cash and due from banks	$1	$(120)	$—	$3	$(28)	$(616)	$(3)	$(763)
Cash and due from banks at beginning of period	5	4,947	1	343	464	20,055	(343)	25,472

Cash and due from banks at end of period	$6	$4,827	$1	$346	$436	$19,439	$(346)	$24,709

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(308)	$117	$259	$(142)	$181	$2,520	$142	$2,769
Interest	4,703	2,430	642	1,145	781	3,545	(1,145)	12,101
Non-cash investing activities:
Transfers to repossessed assets	$—	$193	$—	$683	$714	$591	$(683)	$1,498

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 23 to the Consolidated Financial Statements for disclosure relating to Citigroup's litigation and regulatory matters. The information included in Note 23 supplements and amends, as applicable, the disclosures in Note 29 to the Consolidated Financial Statements of Citigroup's 2010 Annual Report on Form 10-K and Note 23 to the Consolidated Financial Statements of Citigroup's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

        The following table summarizes Citigroup's share repurchases during the first six months of 2011:

In millions, except per share amounts	Total shares purchased(1)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
First quarter 2011
Open market repurchases(1)	—	$—	$6,731
Employee transactions(2)	1.1	48.07	N/A

Total first quarter 2011	1.1	$48.07	$6,731

April 2011
Open market repurchases(1)	—	$—	$6,731
Employee transactions(2)	—	—	N/A
May 2011
Open market repurchases(1)	—	$—	$6,731
Employee transactions(2)	—	—	N/A
June 2011
Open market repurchases(1)	—	$—	$6,731
Employee transactions(2)	0.1	41.58	N/A

Second quarter 2011
Open market repurchases(1)	—	$—	$6,731
Employee transactions(2)	0.1	41.58	N/A

Total Second quarter 2011	0.1	$41.58	$6,731

Year-to-date 2011
Open market repurchases(1)	—	$—	$6,731
Employee transactions(2)	1.2	47.81	N/A

Total year-to-date 2011	1.2	$47.81	$6,731

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

N/A Not applicable

        For so long as the U.S. government continues to hold any Citigroup trust preferred securities acquired pursuant to the exchange offers consummated in 2009, Citigroup is, subject to certain exemptions, generally restricted from redeeming or repurchasing any of its equity or trust preferred securities, or paying regular cash dividends in excess of $0.01 per share of common stock per quarter, which such restriction may be waived. In the second quarter of 2011, Citigroup reinstated a quarterly dividend on its common stock of $0.01 per share.

Item 6.    Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August, 2011.

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
3.01.2
Certificate of Amendment of the Restated Certificate of Incorporation of the Company, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 9, 2011 (File No. 1-9924).
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
4.06
Tax Benefits Preservation Plan, dated June 9, 2009, between the Company and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 10, 2009 (File No. 1-9924).
4.07
Capital Securities Guarantee Agreement, dated as of July 30, 2009, between the Company, as Guarantor, and The Bank of New York Mellon, as Guarantee Trustee, incorporated by reference to Exhibit 4.03 to the Company's Current Report on Form 8-K filed July 30, 2009 (File No. 1-9924).
4.08	Specimen Physical Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 9, 2011 (File No. 1-9924).
10.01+	Form of Citigroup Inc. Employee Option Grant Agreement (this Exhibit supersedes Exhibit 10.03 filed with Citigroup's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.02+	Citigroup Inc. 2011 Key Employee Profit Sharing Plan Award Agreement, dated May 17, 2011, between the Company and Vikram S. Pandit.
10.03+	Citigroup Inc. Equity Award Agreement, dated May 17, 2011, between the Company and Vikram S. Pandit.

10.04+	Citigroup Inc. Executive Option Grant Agreement, dated May 17, 2011, between the Company and Vikram S. Pandit.
10.05
Citigroup 2009 Stock Incentive Plan (as amended and restated effective April 21, 2011), incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed April 22, 2011 (No. 333-173683).
10.06	2011 Citigroup Executive Performance Plan, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 26, 2011 (File No. 1-9924).
12.01+	Calculation of Ratio of Income to Fixed Charges.
12.02+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended June 30, 2011, filed on August 5, 2011, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith