Form 10-Q
period 2011-09-30
CITIGROUP INC
filed 2011-11-04
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Common stock outstanding as of September 30, 2011: 2,923,708,189

Available on the web at www.citigroup.com

CITIGROUP INC.

THIRD QUARTER 2011—FORM 10-Q

OVERVIEW	3
CITIGROUP SEGMENTS AND REGIONS	4
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5
EXECUTIVE SUMMARY	5
RESULTS OF OPERATIONS	8
SUMMARY OF SELECTED FINANCIAL DATA	8
SEGMENT AND BUSINESS— INCOME (LOSS) AND REVENUES	11
CITICORP	13
Regional Consumer Banking	14
North America Regional Consumer Banking	15
EMEA Regional Consumer Banking	17
Latin America Regional Consumer Banking	19
Asia Regional Consumer Banking	21
Institutional Clients Group	23
Securities and Banking	24
Transaction Services	26
CITI HOLDINGS	28
Brokerage and Asset Management	29
Local Consumer Lending	30
Special Asset Pool	31
CORPORATE/OTHER	33
SEGMENT BALANCE SHEET AT SEPTEMBER 30, 2011	34
CAPITAL RESOURCES AND LIQUIDITY	35
Capital Resources	35
Funding and Liquidity	40
OFF-BALANCE-SHEET ARRANGEMENTS	45
MANAGING GLOBAL RISK	46
Credit Risk	46
Loans Outstanding	46
Details of Credit Loss Experience	47
Impaired Loans, Non-Accrual Loans and Assets, and Renegotiated Loans	48
North America Consumer Mortgage Lending	52
North America Cards	57
Consumer Loan Details	59
Consumer Loan Modification Programs	61
Consumer Mortgage Representations and Warranties	64
Securities and Banking-Sponsored Private Label Residential Mortgage Securitizations—Representations and Warranties	68
Corporate Loan Details	69
Exposure to Commercial Real Estate	71
Market Risk	72
Country and Cross-Border Risk	82
DERIVATIVES	86
INCOME TAXES	89
DISCLOSURE CONTROLS AND PROCEDURES	90
FORWARD-LOOKING STATEMENTS	90
FINANCIAL STATEMENTS AND NOTES—TABLE OF CONTENTS	92
CONSOLIDATED FINANCIAL STATEMENTS	93
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	99
LEGAL PROCEEDINGS	212
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	212

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

        This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup's Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Annual Report on Form 10-K) and Citigroup's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011. Additional information about Citigroup is available on the company's Web site at www.citigroup.com. Citigroup's recent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as its other filings with the SEC are available free of charge through the company's Web site by clicking on the "Investors" page and selecting "All SEC Filings." The SEC's Web site also contains periodic and current reports, proxy and information statements, and other information regarding Citi at www.sec.gov.

        Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation. All per share amounts and Citigroup shares outstanding for the third quarter of 2011 and all prior periods reflect Citigroup's 1-for-10 reverse stock split, which was effective May 6, 2011.

        Within this Form 10-Q, please refer to the tables of contents on pages 2 and 92 for page references to Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, respectively.

As described above, Citigroup is managed pursuant to the following segments:

*
As announced on October 17, 2011, Citi will transfer the substantial majority of the retail partner cards business from Citi Holdings—Local Consumer Lending to Citicorp—North America RCB. While Citi previously announced this transfer would be completed during the fourth quarter of 2011, it now intends to complete this transfer during the first quarter of 2012.

        The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results above.

(1)
Asia includes Japan, Latin America includes Mexico, and the U.S., Canada and Puerto Rico comprise North America.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2011 EXECUTIVE SUMMARY

Citigroup

        Citigroup reported third quarter of 2011 net income of $3.8 billion, or $1.23 per diluted share. Citigroup's income increased by 74%, or $1.6 billion, from the third quarter of 2010. Results for the third quarter of 2011 included a significant positive credit valuation adjustment (CVA) of $1.9 billion, compared to $115 million in the third quarter of 2010, driven by Citigroup's credit spreads widening during the quarter. Excluding CVA, Citigroup earned $2.6 billion in the third quarter of 2011, or $0.84 per diluted share, compared to $0.70 per diluted share in the prior-year period. The year-over-year increase in earnings per share, excluding CVA, primarily reflects a significant decline in credit costs, offset by the impact of lower revenues (excluding CVA) and an increase in operating expenses as compared to the prior-year period. Net income in the prior-year period was also affected by a loss on the announced sale of The Student Loan Corporation recorded in Discontinued Operations.

        Citigroup revenues, net of interest expense, were $20.8 billion, or roughly flat versus the prior-year period. Excluding CVA, revenues were down $1.7 billion, or 8%, from the third quarter of 2010 as continued growth in international Regional Consumer Banking and Transaction Services was more than offset by lower revenues in Citi Holdings, Securities and Banking and North America Regional Consumer Banking. Net interest revenues of $12.1 billion were 8% lower than the prior-year period, largely due to continued declining loan balances and lower interest-earning assets in Citi Holdings. Non-interest revenues were $8.7 billion, up 15% from the prior-year period, principally driven by significant positive CVA in the third quarter of 2011. Excluding CVA, non-interest revenues of $6.8 billion decreased by 10%, due primarily to lower revenues in Securities and Banking.

        Year-over-year, the U.S. dollar generally depreciated versus local currencies in which Citi generates revenues and incurs expenses. In the third quarter of 2011, the impact of foreign exchange in the translation of local currency results into U.S. dollars (as used throughout this Form 10-Q, FX translation) accounted for 2% of the growth in Citi's revenues and expenses, respectively, while contributing 1% to net income growth over the prior-year period.

Operating Expenses

        Citigroup expenses increased $940 million, or 8%, year-over-year to $12.5 billion. Roughly three-quarters of the increase was driven by FX translation, higher legal and related costs and the absence of one-time benefits recorded in the prior period. Excluding these items, operating expenses grew 2% year-over-year in the third quarter, driven by higher investment spending, which was partially offset by ongoing productivity savings and other expense reductions.

        For the first nine months of 2011, Citigroup expenses were $37.7 billion, up $2.8 billion, or 8%, from the prior-year period. Nearly two-thirds of this increase, or approximately $1.8 billion, resulted primarily from the impact of FX translation and higher legal and related costs in the first nine months of 2011 as compared to the same period in 2010. Excluding these items, operating expenses were up $1.0 billion, or 3%, versus the prior-year period. Investment spending was $2.8 billion higher in the first nine months of 2011, of which roughly half was funded with efficiency savings of $1.4 billion. All other expenses, including higher volume-related costs, were more than offset by a decline in Citi Holdings expenses. The impact of FX translation and legal and related costs will likely continue to affect Citigroup's operating expenses in the near term and will remain difficult to predict.

        Citicorp expenses of $9.8 billion in the third quarter of 2011 grew 9% from the third quarter of 2010. Roughly a quarter of this increase resulted from the impact of FX translation, and the remainder was primarily driven by investment spending, which was partially offset by ongoing productivity savings and other expense reductions.

        Citi Holdings expenses were down 6% year-over-year to $2.1 billion, principally due to the continued decline in assets and thus lowered operating expenses. As the pace of asset decline in Citi Holdings continues to slow, Citi's ability to continue to reduce its expenses in Citi Holdings will likely also decline.

Credit Costs

        Citigroup total provisions for credit losses and for benefits and claims of $3.4 billion declined $2.6 billion, or 43%, from the prior-year period. Net credit losses of $4.5 billion were down $3.1 billion, or 41%, from the third quarter of 2010. Consumer net credit losses declined $2.5 billion, or 37%, to $4.2 billion, driven by continued improvement in credit in North America Citi-branded cards in Citicorp and retail partner cards and residential real estate lending in Citi Holdings. Corporate net credit losses decreased $650 million year-over-year to $272 million, as credit quality continued to improve in the Corporate portfolio.

        The net release of allowance for loan losses and unfunded lending commitments was $1.4 billion in the third quarter of 2011, compared to a net release of $2.0 billion in the third quarter of 2010. Of the $1.4 billion net reserve release, $1.2 billion related to Consumer and was mainly driven by North America Citi-branded cards and retail partner cards. The $186 million net Corporate reserve release reflected continued improvement in Corporate credit trends, partially offset by growth in the Corporate loan portfolio.

        More than half of the net credit reserve release in the third quarter of 2011, or $838 million, was attributable to Citi Holdings. The $585 million net credit release in Citicorp was up from $426 million in the prior-year period and was due primarily to higher net releases in Citi-branded cards, partially offset by lower releases in international Regional Consumer

Banking and a net build in the Corporate portfolio, each driven by continued loan growth. Citi continues to expect international Regional Consumer Banking and Corporate credit costs in Citicorp to increase, reflecting growing loan portfolios.

Capital and Loan Loss Reserve Positions

        Citigroup's Tier 1 Capital ratio was 13.5% at quarter-end, and its Tier 1 Common ratio was 11.7%.

        Citigroup's total allowance for loan losses was $32.1 billion at quarter-end, or 5.1% of total loans, down from $43.7 billion, or 6.7% of total loans, at the end of the prior-year period. The decline in the total allowance for loan losses reflected asset sales, lower non-accrual loans, and overall continued improvement in the credit quality of the loan portfolios.

        The Consumer allowance for loan losses was $28.9 billion, or 6.82% of total Consumer loans at quarter-end, compared to $37.6 billion, or 8.19% of total loans, at September 30, 2010.

        Citigroup's non-accrual loans of $12.1 billion declined 46% from the prior-year period. At the end of the third quarter of 2011, the allowance for loan losses was 265% of non-accrual loans.

Citicorp

        Citicorp net income of $4.6 billion in the third quarter of 2011 increased by $1.1 billion, or 32%, from the prior-year period, driven by the significant positive CVA, lower net credit losses and a higher net loan loss reserve release, offset by lower revenues (excluding CVA) and an increase in operating expenses.

        Citicorp revenues were $17.7 billion, up $1.4 billion from the third quarter of 2010, driven by the CVA of $1.9 billion in the third quarter of 2011, compared to CVA of $99 million in the prior-year period. Excluding CVA, Citicorp revenues of $15.8 billion were down 2% year-over-year, as growth in international Regional Consumer Banking and Transaction Services was more than offset by lower revenues in North America Regional Consumer Banking and Securities and Banking. Net interest revenues of $9.7 billion increased 3% from the prior-year period, reflecting continuing growth in international business volumes, and non-interest revenues of $8.0 billion were up $1.2 billion, or 17%, driven by CVA.

        Regional Consumer Banking revenues of $8.3 billion were 2% higher year-over-year, mostly due to continued growth in business volumes across international regions as well as the impact of FX translation. This growth was partly offset by lower credit card balances in North America, the impact in North America of the look-back provisions of The Credit Card Accountability Responsibility and Disclosure Act (CARD Act) (see "Regional Consumer Banking—North America Regional Consumer Banking" below) and continued spread compression. Average retail banking loans increased 18% year-over-year to $128.6 billion, and average deposits increased 6% to $313.2 billion, both driven by Asia and Latin America. Citi-branded cards average loans increased 1% year-over-year to $110.2 billion, as growth in Asia and Latin America was offset by lower balances in North America. Cards purchase sales grew 9% from the prior-year period to $71.4 billion, and international investment sales increased 1% to $21.5 billion.

        Securities and Banking revenues of $6.7 billion increased 20% year-over-year and 23% sequentially, driven by the positive CVA (for details on S&B CVA amounts, see "Institutional Clients Group—Securities and Banking" below). Excluding CVA, revenues were $4.8 billion, down 12% from the prior-year period and 9% sequentially, driven by lower fixed income markets, equity markets and investment banking revenues, partially offset by higher lending revenues. Fixed income markets revenues of $2.3 billion, excluding CVA, decreased 33% year-over-year and 22% sequentially, as growth in rates and currencies was more than offset by lower revenues in credit-related and securitized products. Equity markets revenues of $289 million, excluding CVA, were down 73% year-over-year and 63% sequentially, mainly driven by weak trading revenues in derivatives, as well as losses in equity proprietary trading (which Citi also refers to as equity principal strategies). Investment banking revenues of $736 million were down 21% year-over-year and 32% sequentially, driven by lower activity levels across all products. Lending revenues were $1.0 billion, up from negative $11 million in the prior-year period and positive $356 million in the second quarter of 2011, due to hedging gains.

        Transaction Services revenues were $2.7 billion, up 7% from the prior-year period, driven by growth in Treasury and Trade Solutions as well as Securities and Fund Services. Revenues grew year-over-year in all international regions, as strong growth in business volumes was partially offset by continued spread compression. Average deposits and other customer liabilities grew 7% year-over-year to $365 billion. Assets under custody grew 1% year-over-year to $12.5 trillion, but were down 7% from the prior quarter due to a negative impact of FX translation and lower market values.

        Citicorp end of period loans increased 13% year-over-year to $443.6 billion, with 6% growth in Consumer loans and 21% growth in Corporate loans.

Citi Holdings

        Citi Holdings net loss of $802 million in the third quarter of 2011 improved by $344 million, or 30%, from a net loss of $1.1 billion in the third quarter of 2010, as continued improvement in net credit losses and lower operating expenses offset lower revenues and a lower net loan loss reserve release.

        Citi Holdings revenues declined 27% to $2.8 billion from the prior-year period, primarily due to lower assets. Net interest revenues declined 30% year-over-year to $2.5 billion, largely driven by declining loan balances in Local Consumer Lending and lower interest-earning assets in the Special Asset Pool. Non-interest revenues increased 6% to $353 million from the prior-year period.

        Citi Holdings assets declined 31% from the third quarter of 2010 to $289 billion at the end of the third quarter of 2011. The decline reflected $86 billion in asset sales and business dispositions, $40 billion in net run-off and amortization, and $6 billion in net cost of credit and net asset marks. On October 17, 2011, Citi announced it will transfer the substantial majority of the retail partner cards business from Local Consumer Lending to Citicorp—North America Regional Consumer Banking, which Citi intends to complete during the first quarter of 2012. This transfer will further decrease the assets within Citi Holdings as well as materially impact the earnings profile of Citi Holdings.

        At September 30, 2011, Local Consumer Lending continued to represent the largest segment within Citi Holdings, with $218 billion of assets. Over half of Local Consumer Lending assets, or approximately $117 billion, were related to North America real estate lending. As of the end of the third quarter of 2011, there were approximately $10 billion of loan loss reserves allocated to North America real estate lending in Citi Holdings, representing over 30 months of coincident net credit loss coverage.

        At the end of the third quarter of 2011, Citi Holdings assets comprised approximately 15% of total Citigroup GAAP assets and 27% of risk-weighted assets.

 RESULTS OF OPERATIONS

SUMMARY OF SELECTED FINANCIAL DATA

			Citigroup Inc. and Consolidated Subsidiaries
	Third Quarter			Nine Months Ended
			% Change			% Change
In millions of dollars, except per-share amounts, ratios and direct staff	2011	2010		2011	2010
Net interest revenue	$12,114	$13,128	(8)%	$36,364	$41,496	(12)%
Non-interest revenue	8,717	7,610	15	24,815	26,734	(7)

Revenues, net of interest expense	$20,831	$20,738	—	$61,179	$68,230	(10)%
Operating expenses	12,460	11,520	8	37,722	34,904	8
Provisions for credit losses and for benefits and claims	3,351	5,919	(43)	9,922	21,202	(53)

Income from continuing operations before income taxes	$5,020	$3,299	52%	$13,535	$12,124	12%
Income taxes	1,278	698	83	3,430	2,546	35

Income from continuing operations	$3,742	$2,601	44%	$10,105	$9,578	6%
Income (loss) from discontinued operations, net of taxes(1)	1	(374)	NM	112	(166)	NM

Net income before attribution of noncontrolling interests	$3,743	$2,227	68%	$10,217	$9,412	9%
Net income (loss) attributable to noncontrolling interests	(28)	59	NM	106	119	(11)

Citigroup's net income	$3,771	$2,168	74%	$10,111	$9,293	9%

Less: Preferred dividends—Basic	$4	$—	NM	$17	$—	NM
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to Basic EPS	70	20	NM	164	78	NM

Income allocated to unrestricted common shareholders for basic EPS	$3,697	$2,148	72%	$9,930	$9,215	8%
Add: Interest expense, net of tax, on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to Diluted EPS	6	1	NM	12	2	NM

Income allocated to unrestricted common shareholders for diluted EPS	$3,703	$2,149	72%	$9,942	$9,217	8%
Earnings per share(2)
Basic
Income from continuing operations	$1.27	$0.85	49	$3.38	$3.25	4%
Net income	1.27	0.74	72	3.41	3.21	6

Diluted
Income from continuing operations	$1.23	$0.83	48%	$3.28	$3.15	4%
Net income	1.23	0.72	71	3.32	3.11	7

At September 30:
Total assets	$1,935,992	$1,983,280	(2)%
Total deposits	851,281	850,095	—
Long-term debt	333,824	387,330	(14)
Junior subordinated debentures owned by trust issuers of mandatorily redeemable securities (included in long-term debt)	16,089	20,449	(21)
Citigroup common stockholders' equity	177,060	162,601	9
Total Citigroup stockholders' equity	177,372	162,913	9
Direct staff (in thousands)	267	258	3

Ratios:
Return on average common stockholders' equity(3)	8.4%	5.4%		7.8%	8.1%
Return on average total stockholders' equity(3)	8.4	5.4		7.8	8.1

Tier 1 Common(4)	11.71%	10.33%
Tier 1 Capital	13.45	12.50
Total Capital	16.89	16.14
Leverage(5)	7.01	6.57

Citigroup common stockholders' equity to assets	9.15%	8.20%
Total Citigroup stockholders' equity to assets	9.16	8.21
Book value per common share(2)	$60.56	$55.97
Tangible book value per share(2)(6)	49.50	44.42
Ratio of earnings to fixed charges and preferred stock dividends	1.81	1.52		1.71	1.63

(1)
Discontinued operations primarily reflects the sale of the Egg Banking PLC credit card business and the sale of The Student Loan Corporation business. Additionally, there continues to be minimal residual costs associated with the sale of Nikko Cordial Securities, the sale of Citigroup's German retail banking operations and the sale of CitiCapital's equipment finance unit to General Electric. See Note 2 to the Consolidated Financial Statements.

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

(4)
As defined by the banking regulators, the Tier 1 Common ratio represents Tier 1 Capital less qualifying perpetual preferred stock, qualifying noncontrolling interests in subsidiaries and junior subordinated debentures owned by trust issuers of mandatorily redeemable securities (included in long-term debt) divided by risk-weighted assets.

(5)
The Leverage ratio represents Tier 1 Capital divided by adjusted average total assets.

(6)
Tangible book value per share is considered a non-GAAP financial measure for SEC reporting purposes. For additional information and a reconciliation of this measure to the most directly comparable GAAP measure, see "Capital Resources and Liquidity—Capital Resources—Tangible Common Equity and Tangible Book Value Per Share" below.

NM Not meaningful

[This page intentionally left blank.]

 SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES

        The following tables show the income (loss) and revenues for Citigroup on a segment and business view:

CITIGROUP INCOME (LOSS)

	Third Quarter			Nine Months Ended
			% Change			% Change
In millions of dollars	2011	2010(1)		2011	2010(1)
Income (loss) from continuing operations
CITICORP
Regional Consumer Banking
North America	$692	$177	NM	$1,928	$247	NM
EMEA	9	17	(47)%	85	89	(4)%
Latin America	344	532	(35)	1,224	1,363	(10)
Asia	567	496	14	1,512	1,624	(7)

Total	$1,612	$1,222	32%	$4,749	$3,323	43%

Securities and Banking
North America	$666	$430	55%	$1,461	$2,669	(45)%
EMEA	737	499	48	1,846	1,874	(1)
Latin America	208	277	(25)	779	747	4
Asia	526	179	NM	948	952	—

Total	$2,137	$1,385	54%	$5,034	$6,242	(19)%

Transaction Services
North America	$121	$127	(5)%	$372	$444	(16)%
EMEA	289	306	(6)	856	929	(8)
Latin America	169	174	(3)	504	487	3
Asia	318	319	—	894	936	(4)

Total	$897	$926	(3)%	$2,626	$2,796	(6)%

Institutional Clients Group (ICG)	$3,034	$2,311	31%	$7,660	$9,038	(15)%

Total Citicorp	$4,646	$3,533	32%	$12,409	$12,361	—

CITI HOLDINGS
Brokerage and Asset Management	$(83)	$(153)	46%	$(193)	$(171)	(13)%
Local Consumer Lending	(585)	(830)	30	(1,930)	(3,885)	50
Special Asset Pool	(127)	(83)	(53)	613	911	(33)

Total Citi Holdings	$(795)	$(1,066)	25%	$(1,510)	$(3,145)	52%

Corporate/Other	$(109)	$134	NM	$(794)	$362	NM

Income from continuing operations	$3,742	$2,601	44%	$10,105	$9,578	6%

Income (loss) from discontinued operations	$1	$(374)		$112	$(166)
Net income attributable to noncontrolling interests	(28)	59		106	119

Citigroup's net income	$3,771	$2,168	74%	$10,111	$9,293	9%

(1)
The prior period balances reflect reclassifications to conform the presentation in those periods to the current period's presentation. These reclassifications related to Citi's re-allocation of certain expenses between businesses and segments and the transfer of certain commercial market loans from RCB to ICG.

NM
Not meaningful

 CITIGROUP REVENUES

	Third Quarter			Nine Months Ended
			% Change			% Change
In millions of dollars	2011	2010		2011	2010
CITICORP
Regional Consumer Banking
North America	$3,418	$3,741	(9)%	$10,120	$11,235	(10)%
EMEA	363	347	5	1,147	1,124	2
Latin America	2,420	2,223	9	7,129	6,398	11
Asia	2,067	1,834	13	5,989	5,470	9

Total	$8,268	$8,145	2%	$24,385	$24,227	1%

Securities and Banking
North America	$2,445	$2,203	11%	$6,898	$8,384	(18)%
EMEA	2,299	1,735	33	6,002	6,015	—
Latin America	519	643	(19)	1,786	1,815	(2)
Asia	1,460	1,020	43	3,538	3,360	5

Total	$6,723	$5,601	20%	$18,224	$19,574	(7)%

Transaction Services
North America	$620	$621	—	$1,838	$1,896	(3)%
EMEA	893	835	7%	2,628	2,516	4
Latin America	442	389	14	1,294	1,101	18
Asia	759	698	9	2,188	1,986	10

Total	$2,714	$2,543	7%	$7,948	$7,499	6%

Institutional Clients Group	$9,437	$8,144	16%	$26,172	$27,073	(3)%

Total Citicorp	$17,705	$16,289	9%	$50,557	$51,300	(1)%

CITI HOLDINGS
Brokerage and Asset Management	$55	$(8)	NM	$239	$473	(49)%
Local Consumer Lending	2,998	3,547	(15)%	9,100	12,423	(27)
Special Asset Pool	(227)	314	NM	781	2,426	(68)

Total Citi Holdings	$2,826	$3,853	(27)%	$10,120	$15,322	(34)%

Corporate/Other	$300	$596	(50)%	$502	$1,608	(69)%

Total net revenues	$20,831	$20,738	—	$61,179	$68,230	(10)%

 CITICORP

        Citicorp is the Company's global bank for consumers and businesses and represents Citi's core franchises. Citicorp is focused on providing best-in-class products and services to customers and leveraging Citigroup's unparalleled global network. Citicorp is physically present in approximately 100 countries, many for over 100 years, and offers services in over 160 countries and jurisdictions. Citi believes this global network provides a strong foundation for servicing the broad financial services needs of large multinational clients and for meeting the needs of retail, private banking, commercial, public sector and institutional clients around the world. Citigroup's global footprint provides coverage of the world's emerging economies, which Citi believes represent a strong area of growth. At September 30, 2011, Citicorp had approximately $1.4 trillion of assets and $776 billion of deposits, representing approximately 70% of Citi's total assets and approximately 91% of its deposits.

        At September 30, 2011, Citicorp consisted of the following businesses: Regional Consumer Banking (which includes retail banking and Citi-branded cards in four regions—North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Securities and Banking and Transaction Services).

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2011	2010		2011	2010
Net interest revenue	$9,663	$9,415	3%	$28,670	$28,895	(1)%
Non-interest revenue	8,042	6,874	17	21,887	22,405	(2)

Total revenues, net of interest expense	$17,705	$16,289	9%	$50,557	$51,300	(1)%

Provisions for credit losses and for benefits and claims
Net credit losses	$1,933	$3,020	(36)%	$6,404	$9,127	(30)%
Credit reserve build (release)	(630)	(427)	(48)	(2,797)	(1,426)	(96)

Provision for loan losses	$1,303	$2,593	(50)%	$3,607	$7,701	(53)%
Provision for benefits and claims	45	38	18	115	109	6
Provision for unfunded lending commitments	45	1	NM	44	(32)	NM

Total provisions for credit losses and for benefits and claims	$1,393	$2,632	(47)%	$3,766	$7,778	(52)%

Total operating expenses	$9,778	$8,931	9%	$29,441	$26,702	10%

Income from continuing operations before taxes	$6,534	$4,726	38%	$17,350	$16,820	3%
Provisions for income taxes	1,888	1,193	58	4,941	4,459	11

Income from continuing operations	$4,646	$3,533	32%	$12,409	$12,361	—
Net income attributable to noncontrolling interests	6	30	(80)	29	71	(59)%

Citicorp's net income	$4,640	$3,503	32%	$12,380	$12,290	1%

Balance sheet data (in billions of dollars)
Total EOP assets	$1,364	$1,283	6%
EOP Loans:
Consumer	237	223	6
Corporate	207	171	21
Average assets	1,381	1,252	10	$1,362	$1,245	9%
Total EOP deposits	776	757	3

NM
Not meaningful

 REGIONAL CONSUMER BANKING

        Regional Consumer Banking (RCB) consists of Citigroup's four geographical RCB businesses that provide traditional banking services to retail customers. RCB also contains Citigroup's branded cards business and Citi's local commercial banking business. RCB is a globally diversified business with nearly 4,200 branches in 39 countries around the world. At September 30, 2011, RCB had $335 billion of assets and $310 billion of deposits.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2011	2010		2011	2010
Net interest revenue	$5,817	$5,675	3%	$17,350	$17,338	—
Non-interest revenue	2,451	2,470	(1)	7,035	6,889	2%

Total revenues, net of interest expense	$8,268	$8,145	2%	$24,385	$24,227	—

Total operating expenses	$4,753	$4,085	16%	$14,000	$12,111	16%

Net credit losses	$1,846	$2,730	(32)%	$5,957	$8,691	(31)%
Credit reserve build (release)	(662)	(400)	(66)	(2,379)	(990)	NM
Provisions for unfunded lending commitments	—	—	—	3	(3)	NM
Provision for benefits and claims	45	38	18	115	109	6%

Provisions for credit losses and for benefits and claims	$1,229	$2,368	(48)%	$3,696	$7,807	(53)%

Income from continuing operations before taxes	$2,286	$1,692	35%	$6,689	$4,309	55%
Income taxes	674	470	43	1,940	986	97

Income from continuing operations	$1,612	$1,222	32%	$4,749	$3,323	43%
Net income (loss) attributable to noncontrolling interests	1	(4)	NM	2	(9)	NM

Net income	$1,611	$1,226	31%	$4,747	$3,332	42%

Average assets (in billions of dollars)	$338	$309	9%	$333	$307	8%
Return on assets	1.89%	1.57%		1.91%	1.45%
Total EOP assets (in billions of dollars)	335	318	6%
Average deposits (in billions of dollars)	313	296	6	312	292	7%

Net credit losses as a percentage of average loans	3.07%	4.95%

Revenue by business
Retail banking	$4,133	$3,989	4%	$12,121	$11,688	4%
Citi-branded cards	4,135	4,156	(1)	12,264	12,539	(2)

Total	$8,268	$8,145	2%	$24,385	$24,227	—

Income from continuing operations by business
Retail banking	$634	$755	(16)%	$1,939	$2,388	(19)%
Citi-branded cards	978	467	NM	2,810	935	NM

Total	$1,612	$1,222	32%	$4,749	$3,323	43%

NM
Not meaningful

 NORTH AMERICA REGIONAL CONSUMER BANKING

        North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses in the U.S. NA RCB's approximate 1,000 retail bank branches and 12.9 million retail customer accounts are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia and certain larger cities in Texas. At September 30, 2011, NA RCB had $36.5 billion of retail banking loans and $147.4 billion of deposits. In addition, NA RCB had 21.6 million Citi-branded credit card accounts, with $73.8 billion in outstanding card loan balances.

        As previously announced, Citi will transfer the substantial majority of the retail partner cards business from Citi Holdings—Local Consumer Lending to NA RCB, which Citi intends to complete during the first quarter of 2012.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2011	2010		2011	2010
Net interest revenue	$2,580	$2,734	(6)%	$7,794	$8,466	(8)%
Non-interest revenue	838	1,007	(17)	2,326	2,769	(16)

Total revenues, net of interest expense	$3,418	$3,741	(9)%	$10,120	$11,235	(10)%

Total operating expenses	$1,811	$1,458	24%	$5,274	$4,591	15%

Net credit losses	$1,155	$1,970	(41)%	$3,901	$6,253	(38)%
Credit reserve build (release)	(653)	40	NM	(2,059)	36	NM
Provisions for benefits and claims	7	6	17	17	19	(11)

Provisions for loan losses and for benefits and claims	$509	$2,016	(75)%	$1,859	$6,308	(71)%

Income from continuing operations before taxes	$1,098	$267	NM	$2,987	$336	NM
Income taxes (benefits)	406	90	NM	1,059	89	NM

Income from continuing operations	$692	$177	NM	$1,928	$247	NM
Net income attributable to noncontrolling interests	—	—	—	—	—	—

Net income	$692	$177	NM	$1,928	$247	NM

Average assets (in billions of dollars)	$125	$118	6%	$121	$119	2%
Average deposits (in billions of dollars)	145	145	—	144	145	—

Net credit losses as a percentage of average loans	4.24%	7.39%

Revenue by business
Retail banking	$1,282	$1,373	(7)%	$3,720	$3,976	(6)%
Citi-branded cards	2,136	2,368	(10)	6,400	7,259	(12)

Total	$3,418	$3,741	(9)%	$10,120	$11,235	(10)%

Income (loss) from continuing operations by business
Retail banking	$126	$205	(39)%	$318	$579	(45)%
Citi-branded cards	566	(28)	NM	1,610	(332)	NM

Total	$692	$177	NM	$1,928	$247	NM

NM
Not meaningful

3Q11 vs. 3Q10

        Net income increased $515 million as compared to the prior year, driven by improvements in credit costs, in part offset by lower revenues and higher expenses.

        Revenues decreased 9% mainly due to lower loan balances and margin pressure in the cards business as well as lower mortgage-related revenues (primarily lower refinancing activity as compared to the prior-year period). Net interest revenue was down 6% driven primarily by a 4% reduction in average loans. In addition, cards net interest revenue was negatively impacted by the look-back provision of the Credit Card Accountability Responsibility and Disclosure Act (CARD Act) which reduced the net interest margin. (The "look-back" provision of the CARD Act generally requires a review to be done once every six months for card accounts where the annual percentage rate (APR) has been increased since January 1, 2009 to assess whether changes in credit risk, market conditions or other factors merit a future decline in the APR.) Cards net interest revenue as a percentage of average loans decreased to 9.38% from 10.06% in the prior year. Non-interest revenue decreased 17% due to lower gains from mortgage loan sales. This was primarily driven by loan originations which were 9% lower than the prior year. Cards purchase sales were up 2% as compared to the prior year.

        Expenses increased 24%, primarily driven by higher investment spending, particularly in cards marketing and technology, and the absence of a $78 million benefit from the renegotiation of a third-party contract in the prior period. Assuming credit continues to improve, investment spending will likely remain at elevated levels, but is expected to be partly offset by continued savings initiatives.

        Provisions decreased $1.5 billion, or 75%, primarily due to a net loan loss reserve release of $653 million in the current quarter and lower net credit losses in the Citi-branded cards portfolio. Cards net credit losses were down $790 million, or 42%, from the prior-year quarter, and the net credit loss ratio decreased 387 basis points to 5.94%. The decline in credit costs was driven by improving credit conditions as well as stricter underwriting criteria, which has lowered the cards risk profile. Citi believes the improvements in, and Citi's resulting benefit from, declining credit costs in NA RCB will likely slow during the remainder of 2011 and into 2012 as credit trends begin to approach more normalized levels.

3Q11 YTD vs. 3Q10 YTD

        Year-to-date, NA RCB has experienced similar trends to those described above. Net income increased $1,681 million as compared to the prior year driven by improvements in credit costs partially offset by lower revenues and higher expenses.

        Revenues decreased 10% mainly due to lower loan balances and the margin pressure in the cards business as well as lower mortgage-related revenues, as described above. Net interest revenue was down 8% driven primarily by lower volumes in cards, with average loans lower by 5%. In addition, cards net interest margin was negatively impacted, primarily by the look-back provision of the CARD Act. Non-interest revenue decreased 16% from the prior year, mainly due to lower gains from mortgage loan sales and lower net mortgage servicing revenues.

        Expenses increased 15%, primarily driven by the higher investment spending described above. This was offset partly by ongoing savings initiatives.

        Provisions decreased $4.4 billion, or 71%, primarily due to a loan loss reserve release of $2.1 billion in the current year-to-date period and lower net credit losses in the Citi-branded cards portfolio. Cards net credit losses were down $2.3 billion, or 39%, from the prior year-to-date, and the net credit loss ratio decreased 370 basis points to 6.72%. The decline in credit costs was driven by the improving credit conditions and stricter underwriting criteria described above.

 EMEA REGIONAL CONSUMER BANKING

        EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Central and Eastern Europe, the Middle East and Africa. Remaining retail banking and cards activities in Western Europe are included in Citi Holdings. The countries in which EMEA RCB has the largest presence are Poland, Turkey, Russia and the United Arab Emirates. At September 30, 2011, EMEA RCB had 294 retail bank branches with 3.7 million customer accounts, $4.3 billion in retail banking loans and $9.4 billion in deposits. In addition, the business had 2.6 million Citi-branded card accounts with $2.7 billion in outstanding card loan balances.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2011	2010		2011	2010
Net interest revenue	$221	$220	—	$680	$694	(2)%
Non-interest revenue	142	127	12%	467	430	9

Total revenues, net of interest expense	$363	$347	5%	$1,147	$1,124	2%

Total operating expenses	$328	$305	8%	$975	$855	14%

Net credit losses	$49	$63	(22)%	$145	$244	(41)%
Credit reserve build (release)	(32)	(48)	33	(121)	(105)	(15)
Provision for unfunded lending commitments	—	—	—	3	(4)	NM

Provisions for loan losses	$17	$15	13%	$27	$135	(80)%

Income from continuing operations before taxes	$18	$27	(33)%	$145	$134	8%
Income taxes	9	10	(10)	60	45	33

Income from continuing operations	$9	$17	(47)%	$85	$89	(4)%
Net income attributable to noncontrolling interests	1	(1)	NM	3	(1)	NM

Net income	$8	$18	(56)%	$82	$90	(9)%

Average assets (in billions of dollars)	$10	$10	—	$10	$10	—
Return on assets	0.32%	0.71%		1.10%	1.20%
Average deposits (in billions of dollars)	$10	$9	11%	10	9	11%

Net credit losses as a percentage of average loans	2.70%	3.57%

Revenue by business
Retail banking	$199	$184	8%	$628	$607	3%
Citi-branded cards	164	163	1	519	517	—

Total	$363	$347	5%	$1,147	$1,124	2%

Income (loss) from continuing operations by business
Retail banking	$(21)	$(24)	13%	$(35)	$(27)	(30)%
Citi-branded cards	30	41	(27)	120	116	3

Total	$9	$17	(47)%	$85	$89	(4)%

NM
Not meaningful

3Q11 vs. 3Q10

        Net income declined 56%, as higher revenues were more than offset by higher operating expenses and an increase in credit costs as compared to the prior-year-period. On a year-over-year basis, the U.S. dollar generally depreciated versus local currencies. The impact of FX translation accounted for 3% of the growth in revenues, while contributing 2% to expenses and approximately $1 million to net income.

        Revenues were up 5%, driven by the impact of FX translation, as well as the overall improved underlying performance and a higher contribution from Akbank, Citi's equity investment in Turkey. Net interest revenue was flat, as better spreads on lower cost deposits and retail loan growth of 5% were mostly offset by spread compression. Interest rate caps on credit cards, particularly in Turkey and Poland, and the continued liquidation of a higher yielding non-strategic retail banking portfolio were the main contributors to the lower spreads. Non-interest revenue increased 12%, reflecting higher investment sales, credit cards fees and the higher contribution from Akbank. The underlying drivers in EMEA RCB showed growth as investment sales grew 67% and cards purchase sales grew 13% year-on-year.

        Expenses increased 8%, mostly reflecting account acquisition-focused investment spending, an expansion of the sales force and higher transactional expenses, partly offset by continued savings initiatives.

        Provisions were 13% higher due to lower loan loss reserve releases. Net credit losses continued to improve, declining 22% due to the ongoing improvement in credit quality and the move towards lower risk products, although the pace of improvement has slowed and will likely continue to slow. Citi expects that as the portfolio continues to grow and season, provisions could continue to increase.

3Q11 YTD vs. 3Q10 YTD

        Net income declined 9%, primarily due to the increased investment spending, partially offset by the improvement in credit trends. The impact of FX translation accounted for 3% of the growth in revenues, while contributing 2% to expenses and $9 million to net income.

        Revenues improved 2% driven by the impact of FX translation and improved underlying trends, mostly offset by the continued liquidation of non-strategic customer portfolios and a lower contribution from Akbank. Net interest revenue was 2% lower due to the continued decline in the higher yielding non-strategic retail banking portfolio and spread compression in the cards portfolio. The spread headwind created by lowering the risk of the portfolio is currently expected to continue in the near term. Non-interest revenue increased 9%, reflecting higher investment sales and cards fees partly offset by the lower contribution from Akbank. Underlying drivers continued to show growth as investment sales grew 40% from the prior year-to-date period and average assets under management grew 17%.

        Expenses increased 14%, primarily due to the factors described above.

        Provisions were 80% lower than the prior year-to-date period. Net credit losses decreased 41%, reflecting continued credit quality improvement and the move to lower risk products, and loan loss reserve releases were $15 million higher in the current year-to-date period, Citi expects that as the portfolio continues to grow and season, provisions could increase in the future.

LATIN AMERICA REGIONAL CONSUMER BANKING

        Latin America Regional Consumer Banking (LATAM RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. LATAM RCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico's second-largest bank, with over 1,700 branches. At September 30, 2011, LATAM RCB overall had 2,215 retail branches, with 27.2 million customer accounts, $22.0 billion in retail banking loans and $43.7 billion in deposits. In addition, the business had 13.3 million Citi-branded card accounts with $12.9 billion in outstanding loan balances.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2011	2010		2011	2010
Net interest revenue	$1,656	$1,492	11%	$4,843	$4,402	10%
Non-interest revenue	764	731	5	2,286	1,996	15

Total revenues, net of interest expense	$2,420	$2,223	9%	$7,129	$6,398	11%

Total operating expenses	$1,481	$1,287	15%	$4,332	$3,750	16%

Net credit losses	$406	$451	(10)%	$1,238	$1,417	(13)%
Credit reserve build (release)	63	(298)	NM	(105)	(676)	84
Provision for benefits and claims	38	32	—	98	90	9

Provisions for loan losses and for benefits and claims	$507	$185	NM	$1,231	$831	48%

Income from continuing operations before taxes	$432	$751	(42)%	$1,566	$1,817	(14)%
Income taxes	88	219	(60)	342	454	(25)

Income from continuing operations	$344	$532	(35)%	$1,224	$1,363	(10)%
Net income (loss) attributable to noncontrolling interests	—	(3)	NM	(1)	(8)	88

Net income	$344	$535	(36)%	$1,225	$1,371	(11)%

Average assets (in billions of dollars)	$80	$73	10%	$80	$72	11%
Return on assets	1.71%	2.91%		2.05%	2.55%
Average deposits (in billions of dollars)	$46	$40	15	47	40	17

Net credit losses as a percentage of average loans	4.37%	5.72%

Revenue by business
Retail banking	$1,397	$1,290	8%	$4,135	$3,704	12%
Citi-branded cards	1,023	933	10	2,994	2,694	11

Total	$2,420	$2,223	9%	$7,129	$6,398	11%

Income from continuing operations by business
Retail banking	$173	$251	(31)%	$714	$733	(3)%
Citi-branded cards	171	281	(39)	510	630	(19)

Total	$344	$532	(35)%	$1,224	$1,363	(10)%

3Q11 vs. 3Q10

        LATAM RCB net income declined 36% due to an increase in provisions and expenses, partly offset by higher revenues. Year-over-year, the U.S. dollar generally depreciated versus local currencies. While the impact of FX translation accounted for 4% of the growth in revenues and expenses, it contributed half that amount to net income.

        Revenues were up 9%, driven by the impact of FX translation as well as positive momentum from investment initiatives and sustained economic growth in the region which resulted in continued expansion in business volumes. Net interest revenue increased 11% due to growth in loans and deposits, partially offset by continued spread compression. Average loans expanded in both retail banking and cards by 22% and 12%, respectively, and deposits grew by 14%. While the portfolio expanded, stricter underwriting criteria resulted in a lowering of the risk profile, causing spread compression, which is likely to remain an issue in the near term. Non-interest revenue was up 5%, primarily due to higher fees in cards resulting from a 26% increase in purchase sales and a 7% increase in card accounts.

        Expenses increased 15% mostly due to the higher volumes, investment initiatives and legal and related charges. These increases were partly offset by continued savings initiatives.

        Provisions increased by $322 million, as a prior-year loan loss reserve release was replaced by a build of $63 million in the current quarter, related to certain specific Local Commercial Bank clients. Net credit losses declined by 10%, as credit conditions continued to improve, particularly in Mexico and ACCA (Andean, Caribbean and Central American) cards. The cards net credit loss ratio declined across the region year-over-year, from 10.4% to 8.4%. Similarly, the retail banking net credit loss ratio also improved from 2.7% to 1.9%, reflecting the continued improving credit in the region. Citi expects that as the portfolio continues to grow and to season, provisions could continue to increase.

3Q11 YTD vs. 3Q10 YTD

        Year-to-date, LATAM RCB has experienced similar trends to those described above. Net income declined 11% driven primarily by an increase in provisions, while FX translation contributed 5% to the growth in revenues and expenses and 4% to net income.

        Revenues increased 11%, mainly due to higher business volumes as well as the impact of FX translation. Net interest revenue increased 10%, driven by the continued growth in lending and deposit volumes, partly offset by spread compression. Non-interest revenue was up 14%, mostly due to higher cards fees resulting from a 27% growth in purchase sales.

        Expenses increased 16%, mostly due to higher volumes and investment spending (mainly marketing and account acquisition), partly offset by continued savings initiatives.

        Provisions increased 48%, as lower loan loss reserve releases were only partially offset by a decline in net credit losses. Mexico and ACCA cards continued to experience improving credit conditions. As mentioned above, provisions could continue to increase as the portfolio continues to grow and season.

ASIA REGIONAL CONSUMER BANKING

        Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence in South Korea, Japan, Taiwan, Singapore, Australia, Hong Kong, India and Indonesia. At September 30, 2011, Asia RCB had 673 retail branches, 16.5 million retail banking accounts, $64.5 billion in retail banking loans and $109.3 billion in deposits. In addition, the business had 15.8 million Citi-branded card accounts with $20.0 billion in outstanding loan balances.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2011	2010		2011	2010
Net interest revenue	$1,360	$1,229	11%	$4,033	$3,776	7%
Non-interest revenue	707	605	17	1,956	1,694	15

Total revenues, net of interest expense	$2,067	$1,834	13%	$5,989	$5,470	9%

Total operating expenses	$1,133	$1,035	9%	$3,419	$2,915	17%

Net credit losses	$236	$246	(4)%	$673	$777	(13)%
Credit reserve build (release)	(40)	(94)	57	(94)	(244)	61

Provisions for loan losses	$196	$152	29%	$579	$533	9%

Income from continuing operations before taxes	$738	$647	14%	$1,991	$2,022	(2)%
Income taxes	171	151	13	479	398	20

Income from continuing operations	$567	$496	14%	$1,512	$1,624	(7)%
Net income attributable to noncontrolling interests	—	—	—	—	—	—

Net income	$567	$496	14%	$1,512	$1,624	(7)%

Average assets (in billions of dollars)	$123	$108	14%	$121	$106	14%
Return on assets	1.83%	1.82%		1.67%	2.05%
Average deposits (in billions of dollars)	$112	$101	11	111	98	13

Net credit losses as a percentage of average loans	1.08%	1.30%

Revenue by business
Retail banking	$1,255	$1,142	10%	$3,638	$3,401	7%
Citi-branded cards	812	692	17	2,351	2,069	14

Total	$2,067	$1,834	13%	$5,989	$5,470	9%

Income from continuing operations by business
Retail banking	$356	$323	10%	$942	$1,103	(15)%
Citi-branded cards	211	173	22	570	521	9

Total	$567	$496	14%	$1,512	$1,624	(7)%

3Q11 vs. 3Q10

        Net income increased 14% year-over-year driven by positive operating leverage which contributed to increased margin, partially offset by an increase in provisions. Year-over-year, the U.S. dollar generally depreciated versus local currencies. While the impact of FX translation accounted for approximately 7% of the growth in revenues and expenses, it contributed about half that amount to net income.

        Revenues increased 13%, driven by higher business volumes and the impact of FX translation, partly offset by continued spread compression. Net interest revenue increased 11%, as past investment initiatives and sustained economic growth in the region continue to drive higher lending and deposit volumes. Spread compression partly offset the benefit of higher balances. Stricter underwriting criteria also resulted in a lowering of the risk profile. While spread compression will likely remain a headwind in the near-term, there are other indications that it is beginning to abate. Non-interest revenue increased 17%, primarily due to an 18% increase in cards purchase sales and higher revenues from FX products. Investment sales declined 16% as a result of market volatility, particularly in Japan and Taiwan.

        Expenses increased 9%, due to continued investment spending and growth in business volumes as well as the impact of FX translation, while ongoing productivity savings were a partial offset.

        Provisions increased 29% as lower loan loss reserve releases were partially offset by lower net credit losses. The increase in credit provisions reflected the increasing volumes in the region, partially offset by continued credit quality improvement. India remained a significant driver of the improvement in credit quality, as it continued to de-risk elements of its legacy portfolio. Citi expects that provisions could continue to increase as the portfolio continues to grow and season.

3Q11 YTD vs. 3Q10 YTD

        Year-to-date, Asia RCB has experienced similar trends to those described above. Net income decreased 7%, driven by higher operating expenses and lower loan loss reserve releases. The impact of FX translation accounted for 6% of the growth in revenue and expenses and 5% for net income.

        Revenues increased 9%, primarily driven by the impact of FX translation and higher business volumes, partially offset by lower spreads and an $80 million charge for the repurchase of certain securities in the current year-to-date period. Net interest revenue increased 7% mainly due to higher lending and deposit volumes. This was partially offset by spread compression. The 15% increase in non-interest revenue was primarily due to a 20% increase in cards purchase sales and a 6% increase in investment sales, partially offset by the charge for the repurchase of certain securities.

        Expenses increased 17% year-to-date in part due to higher legal and related expenses, continued investment spending and increases in business volumes. The increase in operating expenses was partially offset by ongoing productivity savings.

        Provisions were 9% higher year-to-date as lower loan loss reserve releases were partially offset by lower net credit losses. The increase in provisions reflected the increasing volumes in the region, partially offset by continued credit quality improvement, particularly in India. As described above, provisions could continue to increase as the portfolio continues to grow and season.

INSTITUTIONAL CLIENTS GROUP

        Institutional Clients Group (ICG) includes Securities and Banking and Transaction Services. ICG provides corporate, institutional, public sector and high-net-worth clients around the world with a full range of products and services, including cash management, foreign exchange, trade finance and services, securities services, sales and trading, institutional brokerage, underwriting, lending and advisory services. ICG's international presence is supported by trading floors in approximately 75 countries and jurisdictions and a proprietary network within Transaction Services in over 95 countries and jurisdictions. At September 30, 2011, ICG had $1,029 billion of assets and $466 billion of deposits.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2011	2010		2011	2010
Commissions and fees	$1,159	$1,016	14%	$3,423	$3,210	7%
Administration and other fiduciary fees	649	674	(4)	2,127	2,012	6
Investment banking	590	829	(29)	2,384	2,374	—
Principal transactions	1,665	1,539	8	5,213	6,623	(21)
Other	1,528	346	NM	1,705	1,297	31

Total non-interest revenue	$5,591	$4,404	27%	$14,852	$15,516	(4)%
Net interest revenue (including dividends)	3,846	3,740	3	11,320	11,557	(2)

Total revenues, net of interest expense	$9,437	$8,144	16%	$26,172	$27,073	(3)%
Total operating expenses	5,025	4,846	4	15,441	14,591	6
Net credit losses	87	290	(70)	447	436	3
Provision (release) for unfunded lending commitments	45	1	NM	41	(29)	NM
Credit reserve build (release)	32	(27)	NM	(418)	(436)	4

Provisions for loan losses and benefits and claims	$164	$264	(38)%	$70	$(29)	NM

Income from continuing operations before taxes	$4,248	$3,034	40%	$10,661	$12,511	(15)%
Income taxes	1,214	723	68	3,001	3,473	(14)

Income from continuing operations	$3,034	$2,311	31%	$7,660	$9,038	(15)%
Net income attributable to noncontrolling interests	5	34	(85)	27	80	(66)

Net income	$3,029	$2,277	33%	$7,633	$8,958	(15)%

Average assets (in billions of dollars)	$1,043	$943	11%	$1,028	$938	10%
Return on assets	1.15%	0.96%		0.99%	1.28%

Revenues by region
North America	$3,065	$2,824	9%	$8,736	$10,280	(15)%
EMEA	3,192	2,570	24	8,630	8,531	1
Latin America	961	1,032	(7)	3,080	2,916	6
Asia	2,219	1,718	29	5,726	5,346	7

Total	$9,437	$8,144	16%	$26,172	$27,073	(3)%

Income from continuing operations by region
North America	$787	$557	41%	$1,833	$3,113	(41)%
EMEA	1,026	805	27	2,702	2,803	(4)
Latin America	377	451	(16)	1,283	1,234	4
Asia	844	498	69	1,842	1,888	(2)

Total	$3,034	$2,311	31%	$7,660	$9,038	(15)%

Average loans by region (in billions of dollars)
North America	$70	$66	6%	$68	$68	—
EMEA	48	38	26	46	37	24%
Latin America	30	23	30	28	23	22
Asia	54	38	42	49	34	44

Total	$202	$165	22%	$191	$162	18%

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

        S&B revenue is generated primarily from fees and spreads associated with these activities. S&B earns fee income for assisting clients in clearing transactions, providing brokerage and investment banking services and other such activities. Revenue generated from these activities is recorded in Commissions and fees. In addition, as a market maker, S&B facilitates transactions, including by holding product inventory to meet client demand, and earns the differential between the price at which it buys and sells the products. The price differential between the buys and sells, and the unrealized gains and losses on the inventory, are recorded in Principal transactions. S&B interest income earned on inventory held is recorded as a component of Net interest revenue.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2011	2010		2011	2010
Net interest revenue	$2,347	$2,301	2%	$6,904	$7,319	(6)%
Non-interest revenue	4,376	3,300	33	11,320	12,255	(8)

Revenues, net of interest expense	$6,723	$5,601	20%	$18,224	$19,574	(7)%
Total operating expenses	3,582	3,610	(1)	11,288	11,011	3
Net credit losses	70	289	(76)	424	433	(2)
Provisions for unfunded lending commitments	54	1	NM	50	(29)	NM
Credit reserve build (release)	50	(11)	NM	(427)	(368)	(16)

Provisions for loan losses and benefits and claims	$174	$279	(38)%	$47	$36	31%

Income before taxes and noncontrolling interests	$2,967	$1,712	73%	$6,889	$8,527	(19)%
Income taxes	830	327	NM	1,855	2,285	(19)
Income from continuing operations	2,137	1,385	54	5,034	6,242	(19)
Net income attributable to noncontrolling interests	—	29	(100)	13	65	(80)

Net income	$2,137	$1,356	58%	$5,021	$6,177	(19)%

Average assets (in billions of dollars)	$910	$834	9%	$899	$835	8%
Return on assets	0.93%	0.65%		0.75%	0.99%

Revenues by region
North America	$2,445	$2,203	11%	$6,898	$8,384	(18)%
EMEA	2,299	1,735	33	6,002	6,015	—
Latin America	519	643	(19)	1,786	1,815	(2)
Asia	1,460	1,020	43	3,538	3,360	5

Total revenues	$6,723	$5,601	20%	$18,224	$19,574	(7)%

Net income from continuing operations by region
North America	$666	$430	55%	$1,461	$2,669	(45)%
EMEA	737	499	48	1,846	1,874	(1)
Latin America	208	277	(25)	779	747	4
Asia	526	179	NM	948	952	—

Total net income from continuing operations	$2,137	$1,385	54%	$5,034	$6,242	(19)%

Securities and Banking revenue details
Total investment banking	$736	$930	(21)%	$2,672	$2,661	—
Lending	1,030	(11)	NM	1,638	769	NM
Equity markets	634	1,040	(39)	2,516	2,905	(13)%
Fixed income markets	3,802	3,501	9	10,630	12,596	(16)
Private bank	557	497	12	1,627	1,503	8
Other	(36)	(356)	90	(859)	(860)	—

Total Securities and Banking revenues	$6,723	$5,601	20%	$18,224	$19,574	(7)%

NM
Not meaningful

3Q11 vs. 3Q10

        Third quarter of 2011 S&B results of operations were significantly impacted by continued macroeconomic concerns, including the U.S. debt ceiling debate and subsequent downgrade of U.S. sovereign credit, the ongoing sovereign debt crisis in Europe and general continued concerns about the health of the global economy. Market fears led to a broad widening of credit spreads and heightened volatility during the quarter, combined with declining liquidity in many markets as many participants stayed on the sidelines.

        Net Income of $2.1 billion increased 58% primarily due to $1.9 billion of CVA recorded in the current quarter (see table below). Expenses and provisions both declined.

        Revenues of $6.7 billion increased 20%, including $1.8 billion higher CVA gains driven by the widening of Citigroup's credit spreads. Excluding CVA, revenues decreased 12%, reflecting lower results in fixed income markets, equity markets and investment banking, partially offset by increased lending revenues. Fixed income markets revenues decreased 33% excluding CVA, driven by lower results in credit and securitized products as the market volatility and widening credit spreads negatively impacted market making revenues. These declines were partially offset by growth in rates and currencies.

        Equity markets revenues decreased 73% excluding CVA, reflecting the difficult market conditions which drove declines in derivatives and equity proprietary trading (which Citi also refers to as equity principal strategies). The decline in equity proprietary trading was also driven in part by the ongoing wind down of positions in Citi's equity proprietary trading business. As of September 30, 2011, Citi estimates it is approximately two-thirds through with the wind down of this business. Overall, "bright line" proprietary trading, as described and defined in the Financial Stability Oversight Committee's study released in January 2011, did not have a material impact on S&B's revenues during the periods reported herein.

        Investment banking revenues declined 21%, as the macroeconomic concerns and market uncertainty drove lower volumes in mergers and acquisitions and debt and equity issuance. Lending revenues increased $1.0 billion due to gains on hedges as credit spreads widened during the quarter. Private Bank revenues increased 11% excluding CVA, due to higher loan and deposit balances, improved customer pricing, and stronger capital markets-related activity.

        Expenses decreased 1%, as lower incentive compensation and ongoing productivity savings more than offset continued investment spending and the impact of FX translation.

        Provisions decreased 38%, primarily attributable to lower net credit losses, partly offset by loan loss reserve builds due to portfolio growth.

3Q11 YTD vs. 3Q10 YTD

        Net Income of $5.0 billion decreased 19% as CVA gains (see table below) were more than offset by declines in fixed income and equity trading activities and higher expenses.

        Revenues of $18.2 billion decreased 7%, despite $1.2 billion of higher CVA gains. Excluding CVA, revenues decreased 13%, primarily driven by lower results in fixed income markets and equity markets, partially offset by increases in lending. Fixed income markets revenues decreased 23% excluding CVA, reflecting lower results in rates and currencies, securitized products and credit products. Equity markets revenues decreased 25% excluding CVA, reflecting lower results in derivatives and equity proprietary trading (which Citi also refers to as equity principal strategies) revenues due to the difficult market conditions. The decrease was partially offset by higher revenues in lending, driven by gains on hedges as credit spreads widened during the year compared to a contraction of spreads in the prior year period, and an increase in Private Bank revenues of 8% excluding CVA.

        Expenses increased 3%. Excluding the impact of the U.K. bonus tax and a litigation reserve release in the first half of 2010, operating expenses grew 4%, primarily due to continued investment spending, increased business volumes and the impact of FX translation, partially offset by productivity saves.

        Provisions increased 31%, primarily due to loan loss reserve builds as a result of portfolio growth.

Securities and Banking Credit Valuation Adjustments

        The table below summarizes pretax gains (losses) related to changes in credit valuation adjustments on debt liabilities for which Citi has elected the fair value option, and on derivative positions, net of hedges, in S&B:

	Credit valuation adjustment gain (loss)
In millions of dollars	Third Quarter 2011	Third Quarter 2010	Nine months ended Sept. 30, 2011	Nine months ended Sept. 30, 2010
Fixed Income Markets	$1,531	$116	$1,452	$634
Equity Markets	345	(22)	347	5
Private Bank	12	5	7	(0)

Total S&B CVA	$1,888	$99	$1,806	$639

TRANSACTION SERVICES

        Transaction Services is composed of Treasury and Trade Solutions and Securities and Fund Services. Treasury and Trade Solutions provides comprehensive cash management and trade finance and services for corporations, financial institutions and public sector entities worldwide. Securities and Fund Services provides securities services to investors, such as global asset managers, custody and clearing services to intermediaries such as broker-dealers, and depository and agency/trust services to multinational corporations and governments globally. Revenue is generated from net interest revenue on deposits in these businesses, as well as from trade loans and fees for transaction processing and fees on assets under custody and administration in Securities and Fund Services.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2011	2010		2011	2010
Net interest revenue	$1,499	$1,439	4%	$4,416	$4,238	4%
Non-interest revenue	1,215	1,104	10	3,532	3,261	8

Total revenues, net of interest expense	$2,714	$2,543	7%	$7,948	$7,499	6%
Total operating expenses	1,443	1,236	17	4,153	3,580	16
Provisions (releases) for credit losses and for benefits and claims	(10)	(15)	33	23	(65)	NM

Income before taxes and noncontrolling interests	$1,281	$1,322	(3)%	$3,772	$3,984	(5)%
Income taxes	384	396	(3)	1,146	1,188	(4)
Income from continuing operations	897	926	(3)	2,626	2,796	(6)
Net income attributable to noncontrolling interests	5	5	—	14	15	(7)

Net income	$892	$921	(3)%	$2,612	$2,781	(6)%

Average assets (in billions of dollars)	$133	$109	22%	$129	$103	25%
Return on assets	2.66%	3.35%		2.71%	3.61%

Revenues by region
North America	$620	$621	—	$1,838	$1,896	(3)%
EMEA	893	835	7%	2,628	2,516	4
Latin America	442	389	14	1,294	1,101	18
Asia	759	698	9	2,188	1,986	10

Total revenues	$2,714	$2,543	7%	$7,948	$7,499	6%

Income from continuing operations by region
North America	$121	$127	(5)%	$372	$444	(16)%
EMEA	289	306	(6)	856	929	(8)
Latin America	169	174	(3)	504	487	3
Asia	318	319	—	894	936	(4)

Total net income from continuing operations	$897	$926	(3)%	$2,626	$2,796	(6)%

Key indicators (in billions of dollars)
Average deposits and other customer liability balances	$365	$340	7%	$362	$326	11%
EOP assets under custody(1) (in trillions of dollars)	12.5	12.4	1

(1)
Includes assets under custody, assets under trust and assets under administration.

NM Not meaningful

3Q11 vs. 3Q10

        Net income decreased 3%, mainly due to higher investment spending and the revenue impact of the low interest rate environment, which is expected to remain a headwind in the near term. Year-over-year, the U.S. dollar generally depreciated versus local currencies. The impact of FX translation accounted for 2% of the growth in revenues and 1% of the growth in expenses, while reducing the decline in net income by 4%.

        Revenues grew 7%, driven by international growth. Improvement in fees and increased deposit balances in both the Treasury and Trade Solutions and Securities and Fund Services businesses more than offset spread compression. Average assets grew 22%, driven by a 51% increase in trade assets as a result of focused investments in the trade finance business. Average deposits grew 7% from the prior-year period with a favorable shift to operating balances, as the business continued to emphasize more stable, lower cost deposits as a way to mitigate spread compression. Assets under custody remained relatively flat from the prior year. Treasury and Trade Solutions revenues increased 5%, driven primarily by growth in the trade and commercial cards businesses and increased deposits, partially offset by the impact of the continued low rate environment. Securities and Fund Services revenues increased 11% due to growth in transaction and settlement volumes, driven in part by the increase in activity resulting from market volatility, and new client mandates.

        Expenses increased 17%, reflecting higher volumes and increased investment spending, partially offset by productivity savings.

        Provisions increased 33%, primarily attributable to increased net credit losses, offset by slightly larger credit reserve releases.

3Q11 YTD vs. 3Q10 YTD

        Net income decreased 6%, primarily due to the reasons discussed above as well as higher credit provisions. The impact of FX translation accounted for 2% of the growth in revenues and 1% of the growth in expenses, while reducing the decline in net income by 4%.

        Revenues grew 6%, primarily due to the reasons set forth above. Treasury and Trade Solutions revenues increased 5%, driven primarily by growth in the trade and commercial cards businesses, partially offset by spread compression. Securities and Fund Services revenues increased 9%, driven by higher volumes and client activity.

        Expenses increased 16%, due to higher volumes and increased investment spending.

        Provisions increased by $88 million to positive $23 million, primarily attributable to the current year absence of credit reserve releases recorded in the prior year.

 CITI HOLDINGS

        Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. Citi Holdings consists of the following: Brokerage and Asset Management, Local Consumer Lending and Special Asset Pool. Consistent with its strategy, Citi intends to continue to exit these businesses and portfolios as quickly as practicable in an economically rational manner. To date, the decrease in Citi Holdings assets has been primarily driven by asset sales and business dispositions, as well as portfolio run-off and pay-downs. Asset levels have also been impacted, and will continue to be impacted, by charge-offs and revenue marks, when appropriate.

        During the third quarter of 2011, the assets in Citi Holdings declined by approximately $19 billion, composed of nearly $10 billion of asset sales and business dispositions, $7 billion of net run-off and pay-downs and approximately $2 billion of net cost of credit and net asset marks. As previously disclosed, Citi's ability to continue to decrease the assets in Citi Holdings through the methods discussed above, including sales and dispositions, may not occur at the same pace or level as in the past.

        Citi Holdings' GAAP assets of approximately $289 billion at September 30, 2011 have been reduced by approximately $132 billion from September 30, 2010 and $538 billion from the peak in the first quarter of 2008. Citi Holdings represented approximately 15% of Citi's assets as of September 30, 2011, while Citi Holdings' risk-weighted assets of approximately $261 billion at September 30, 2011 represented approximately 27% of Citi's risk-weighted assets as of such date.

        As previously announced, Citi will transfer the substantial majority of the retail partner cards business from Citi Holdings—Local Consumer Lending to Citicorp—NA RCB. Citi intends to complete this transfer during the first quarter of 2012. This transfer will further decrease the assets within Citi Holdings as well as materially impact the earnings profile of Citi Holdings, particularly Local Consumer Lending.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2011	2010		2011	2010
Net interest revenue	$2,473	$3,519	(30)%	$7,755	$11,865	(35)%
Non-interest revenue	353	334	6	2,365	3,457	(32)

Total revenues, net of interest expense	$2,826	$3,853	(27)%	$10,120	$15,322	(34)%

Provisions for credit losses and for benefits and claims
Net credit losses	$2,581	$4,640	(44)%	$9,526	$14,879	(36)%
Credit reserve build (release)	(835)	(1,567)	47	(4,004)	(2,027)	(98)

Provision for loan losses	$1,746	$3,073	(43)%	$5,522	$12,852	(57)%
Provision for benefits and claims	215	189	14	624	617	1
Provision (release) for unfunded lending commitments	(3)	26	NM	10	(45)	NM

Total provisions for credit losses and for benefits and claims	$1,958	$3,288	(40)%	$6,156	$13,424	(54)%

Total operating expenses	$2,104	$2,228	(6)	$6,327	7,236	(13)%

Loss from continuing operations before taxes	$(1,236)	$(1,663)	26%	$(2,363)	$(5,338)	56%
Benefits for income taxes	(441)	(597)	26	(853)	(2,193)	61%

Loss from continuing operations	$(795)	$(1,066)	25%	$(1,510)	$(3,145)	52%
Net income attributable to noncontrolling interests	7	80	(91)	118	99	19%

Citi Holdings net loss	$(802)	$(1,146)	30%	$(1,628)	$(3,244)	50%

Balance sheet data (in billions of dollars)
Total EOP assets	$289	$421	(31)%

Total EOP deposits	$71	$82	(13)%

NM
Not meaningful

 BROKERAGE AND ASSET MANAGEMENT

        Brokerage and Asset Management (BAM) consists of Citi's global retail brokerage and asset management businesses. At September 30, 2011, BAM had approximately $26 billion of assets, or approximately 9% of Citi Holdings' assets, primarily consisting of Citi's investment in, and assets related to, the Morgan Stanley Smith Barney joint venture (MSSB JV). As more fully described in Forms 8-K filed with the SEC on January 14, 2009 and June 3, 2009, Morgan Stanley has options to purchase Citi's remaining stake in the MSSB JV over three years starting in 2012.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2011	2010		2011	2010
Net interest revenue (expense)	$(42)	$(87)	52%	$(132)	$(223)	41%
Non-interest revenue	97	79	23	371	696	(47)

Total revenues, net of interest expense	$55	$(8)	NM	$239	$473	(49)%

Total operating expenses	$145	$231	(37)%	$549	$771	(29)%

Net credit losses	$3	$2	50%	$4	$14	(71)%
Credit reserve build (release)	—	(4)	100	(3)	(14)	79
Provision (release)for unfunded lending commitments	(1)	—	—	—	(6)	100
Provision for benefits and claims	11	9	22	28	27	4

Provisions for credit losses and for benefits and claims	$13	$7	86%	$29	$21	38%

Income (loss) from continuing operations before taxes	$(103)	$(246)	58%	$(339)	$(319)	(6)%
(Benefits) for taxes	(20)	(93)	78	(146)	(148)	1

Income (loss) from continuing operations	$(83)	$(153)	46%	$(193)	$(171)	(13)%
Net income attributable to noncontrolling interests	7	6	17	10	8	25

Net income (loss)	$(90)	$(159)	43%	$(203)	$(179)	(13)%

EOP assets (in billions of dollars)	$26	$28	(7)%
EOP deposits (in billions of dollars)	54	57	(5)

NM
Not meaningful

3Q11 vs. 3Q10

        Brokerage and Asset Management net loss decreased 43%, driven both by higher revenues and lower expenses. The revenues increase of $63 million was driven by the absence of losses on private equity marks recorded in the prior-year period while expenses decreased 37% due to the sale of Citi's private equity business and lower legal expenses.

        Provisions increased by 86%, reflecting the absence of a credit reserve release recorded in the prior year.

        Assets decreased 7% to $26 billion, driven by the sale of the private equity business referenced above and the continued run-off of loan portfolios.

3Q11 YTD vs. 3Q10 YTD

        On a year-to-date basis, BAM's net loss increased 13% as lower revenues were partly offset by lower expenses. The revenues decrease of 49% was driven by the sale in the prior-year period of the Habitat and Colfondos businesses (including a $78 million pretax gain on sale related to the transactions in the first quarter of 2010) and lower revenues from the MSSB JV.

        Expenses decreased 29%, also driven by the sale of the Habitat and Colfondos businesses as well as the private equity and property investors businesses.

        Provisions increased 38% due to lower reserve releases and the absence of the prior year release related to unfunded lending commitments.

 LOCAL CONSUMER LENDING

        Local Consumer Lending (LCL) includes a portion of Citigroup's North American mortgage business, retail partner cards, CitiFinancial North America (consisting of the OneMain and CitiFinancial Servicing businesses), remaining student and auto loans, Citi's remaining interest in Primerica and other local Consumer finance businesses globally (including Western European cards and retail banking and Japan Consumer Finance). At September 30, 2011, LCL had approximately $218 billion of assets (approximately $197 billion in North America) or approximately 75% of Citi Holdings assets. The North American assets consisted of residential mortgages (residential first mortgages and home equity loans), retail partner card loans, personal loans, commercial real estate, and other consumer loans and assets. Approximately $111 billion of assets in LCL consisted of North America mortgages in Citi's CitiMortgage and CitiFinancial operations.

        As referenced under "Citi Holdings" above, the substantial majority of the retail partner cards business will be transferred to Citicorp—NA RCB, which Citi intends to complete during the first quarter of 2012. This transfer will materially impact the earnings profile of LCL on a going-forward basis.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2011	2010		2011	2010
Net interest revenue	$2,750	$3,383	(19)%	$8,198	$11,091	(26)%
Non-interest revenue	248	164	51	902	1,332	(32)

Total revenues, net of interest expense	$2,998	$3,547	(15)%	$9,100	$12,423	(27)%

Total operating expenses	$1,898	$1,876	1%	$5,540	$6,080	(9)%

Net credit losses	$2,376	$3,949	(40)%	$8,431	$13,422	(37)%
Credit reserve build (release)	(558)	(953)	41	(2,332)	(988)	NM
Provision for benefits and claims	204	180	13	596	590	1

Provisions for credit losses and for benefits and claims	$2,022	$3,176	(36)%	$6,695	$13,024	(49)%

Loss from continuing operations before taxes	$(922)	$(1,505)	39%	$(3,135)	$(6,681)	53%
Benefits for income taxes	(337)	(675)	50	(1,205)	(2,796)	57

Loss from continuing operations	$(585)	$(830)	30%	$(1,930)	$(3,885)	50%
Net income attributable to noncontrolling interests	—	—	—	—	7	(100)%

Net loss	$(585)	$(830)	30%	$(1,930)	$(3,892)	50%

Average assets (in billions of dollars)	$225	$317	(29)%	$235	$335	(30)

Net credit losses as a percentage of average loans	4.85%	6.31%

NM
Not meaningful

3Q11 vs. 3Q10

        Local Consumer Lending net loss decreased by $245 million driven by improved credit costs which were partly offset by decreased revenues, reflecting the continued sale and run-off of loan balances.

        The decrease in revenues of 15% was driven by the decrease in net interest revenues, where lower asset balances resulted in less interest revenue. This decrease was partially offset by lower funding costs due to the low interest rate environment. Increases in non-interest revenue also partially offset the net interest revenue decline, driven by the absence of losses on asset sales recorded in the prior year period.

        Expenses were relatively flat, reflecting higher legal and regulatory charges and higher restructuring expenses, largely offset by the impact of divestitures, lower volumes and savings initiatives.

        Provisions decreased 36% reflecting the improving credit environment, including a decrease in net credit losses of $1.6 billion partially offset by a decrease in loan loss reserve releases of $395 million. Decreases in net credit losses occurred across most portfolios, primarily driven by retail partner cards ($721 million) and North America mortgages ($402 million).

        Assets decreased 27% versus the prior year, driven by the impact of asset sales and portfolio run-off, primarily in student loans ($36 billion) and North America mortgages ($22 billion).

3Q11 YTD vs. 3Q10 YTD

        On a year-to-date basis, LCL results were similarly driven by decreasing assets and the improving credit environment. The net loss decreased by $2.0 billion, driven by decreased credit costs partly offset by lower revenues and higher legal and regulatory expenses.

        Revenues decreased 27% driven by the net interest revenue decrease of 26% due to portfolio run-off and asset sales. Non-interest revenue decreased 32% due to the impact of divestitures and lower net servicing revenues in real estate lending.

        Expenses decreased 9%, primarily due to the impact of divestitures, lower volumes and savings initiatives, which were partly offset by higher legal and regulatory expenses.

        Provisions decreased 49% driven by lower credit losses and higher reserve releases. Net credit losses decreased by $5.0 billion primarily due to the credit improvements in retail partner cards ($2.4 billion) and North America mortgages ($1.3 billion). Reserve releases increased $1.3 billion driven by higher releases in retail partner cards and CitiFinancial North America.

 SPECIAL ASSET POOL

        Special Asset Pool (SAP) had approximately $45 billion of assets as of September 30, 2011, which constituted approximately 16% of Citi Holdings assets as of such date. SAP consists of a portfolio of securities, loans and other assets that Citigroup intends to continue to reduce over time through asset sales and portfolio run-off. SAP assets have declined by approximately $283 billion, or 86%, from peak levels in 2007, reflecting cumulative write-downs, asset sales and portfolio run-off.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2011	2010		2011	2010
Net interest revenue (expense)	$(235)	$223	NM	$(311)	$997	NM
Non-interest revenue	8	91	(91)%	1,092	1,429	(24)%

Revenues, net of interest expense	$(227)	$314	NM	$781	$2,426	(68)%

Total operating expenses	$61	$121	(50)%	$238	$385	(38)%

Net credit losses	$202	$689	(71)%	$1,091	$1,443	(24)%
Provision (releases) for unfunded lending commitments	(2)	26	NM	10	(39)	NM
Credit reserve builds (releases)	(277)	(610)	55	(1,669)	(1,025)	(63)%

Provisions for credit losses and for benefits and claims	$(77)	$105	NM	$(568)	$379	NM

Income from continuing operations before taxes	$(211)	$88	NM	$1,111	$1,662	(33)%
Income taxes	(84)	171	NM	498	751	(34)

Net income (loss) from continuing operations	$(127)	$(83)	(53)%	$613	$911	(33)%
Net income (loss) attributable to noncontrolling interests	—	74	(100)%	108	84	29

Net income (loss)	$(127)	$(157)	19%	$505	$827	(39)%

EOP assets (in billions of dollars)	$45	$95	(53)%

NM
Not meaningful

3Q11 vs. 3Q10

        Special Asset Pool net loss decreased $30 million compared to the prior year as revenues decreases due to lower asset levels were more than offset by improved credit and the absence of a $160 million tax charge recorded in the prior year period.

        The revenues decrease of $541 million was driven by lower interest revenue, as interest-earning assets have become a smaller portion of SAP, as well as the absence of gains on asset sales and positive marks in the prior year period. Net interest revenue was negative in the current quarter and will likely continue to be under pressure as the non-interest earning assets of SAP, which require funding, now represent a larger portion of the total asset pool.

        Expenses decreased 50% to $61 million, mainly driven by lower legal and related costs as well as lower volumes.

        Provisions decreased $182 million reflecting the improved credit environment. The decrease was driven by lower net credit losses of $487 million, partially offset by a decrease in loan loss reserve releases to $277 million in the current-year period from $610 million in the prior-year period.

        Assets decreased 53%, primarily due to continued asset sales, portfolio run-off and prepayments.

3Q11 YTD vs. 3Q10 YTD

        On a year-to-date basis, SAP results were similarly driven by decreasing asset balances and the better credit environment.

        Net income decreased 39%, driven by the decrease in revenues due to lower asset balances, offset by lower operating expenses and improved credit.

        Revenues decreased 68%, primarily due to lower net interest revenue, reflecting the continued decrease in interest-earning assets discussed above.

        Expenses decreased 38% driven by a decrease in transaction expenses, compensation expenses and lower volumes.

        Provisions decreased $947 million driven by a $352 million decrease in net credit losses and an increase in loan loss reserve releases to $1.7 billion in the current year-to-date period from $1.0 billion in the prior-year period.

        The following table provides details of the composition of SAP assets as of September 30, 2011.

	Assets within Special Asset Pool as of September 30, 2011
In billions of dollars	Carrying value of assets	Face value	Carrying value as % of face value
Securities in available-for-sale (AFS)	$5.8	$6.2	93%
Securities in held-to-maturity	11.3	16.1	71
Loans, leases and letters of credit in held-for-investment/held-for-sale (HFS)(1)	4.4	5.2	86
Mark to market (trading)(2)	14.9	NM	NM
Highly leveraged finance commitments	0.2	0.2	82
Equities (excludes auction rate securities in AFS)	4.8	NM	NM
Consumer and other(3)	3.9	NM	NM

Total	$45.3

(1)
HFS accounts for approximately $0.7 billion of the total.

(2)
Includes $6.7 billion of derivatives, $2.4 billion of repurchase agreements, $0.3 billion of equities, $0.7 billion of Corporate securities, $2.1 billion of auction rate securities, $0.4 billion of subprime and $0.3 billion of CLOs.

(3)
Includes $0.9 billion of small business banking and finance loans and $0.6 billion of personal loans.

Totals may not sum due to rounding.

NM    Not meaningful

Note: SAP had total commercial real estate exposures of $3.6 billion at September 30, 2011, which included unfunded commitments of $1.4 billion. SAP had total subprime assets of $0.9 billion at September 30, 2011, including assets of $0.3 billion of subprime-related direct exposures and $0.6 billion of trading account positions, which includes securities purchased from CDO liquidations.

 CORPORATE/OTHER

        Corporate/Other includes global staff functions (including finance, risk, human resources, legal and compliance) and other corporate expense, global operations and technology, unallocated Corporate Treasury and Corporate items and discontinued operations. At September 30, 2011, this segment had approximately $283 billion of assets, or 14% of Citigroup's total assets, consisting primarily of Citi's liquidity portfolio, including $93 billion of cash and deposits with banks and $121 billion of liquid available-for-sale securities.

	Third Quarter		Nine Months
In millions of dollars	2011	2010	2011	2010
Net interest revenue (expense)	$(22)	$194	$(61)	$736
Non-interest revenue	322	402	563	872

Total revenues, net of interest expense	$300	$596	$502	$1,608

Total operating expenses	$578	$361	$1,954	$966
Provisions for loan losses and for benefits and claims	—	(1)	—	—

Income (loss) from continuing operations before taxes	$(278)	$236	$(1,452)	$642
Provision (benefits) for income taxes	(169)	102	(658)	280

Income (loss) from continuing operations	$(109)	$134	$(794)	$362
Income (loss) from discontinued operations, net of taxes	1	(374)	112	(166)

Net income (loss) before attribution of noncontrolling interests	$(108)	$(240)	$(682)	$196
Net income (loss) attributable to noncontrolling interests	(41)	(51)	(41)	(51)

Net Income (loss)	$(67)	$(189)	$(641)	$247

3Q11 vs. 3Q10

        Net income increased $122 million primarily due to the absence of a net loss on sale of The Student Loan Corporation recorded in discontinued operations in the prior-year period. This was partially offset by a decrease in revenues and an increase in expenses.

        Revenues decreased $296 million, primarily driven by lower investment yields, lower gains on sales of AFS securities and hedging activities.

        Expenses increased $217 million, due to legal and related costs and infrastructure investments primarily in operations and technology.

3Q11 YTD vs. 3Q10 YTD

        Net income declined $888 million primarily due to a decrease in revenues and an increase in expenses, as well as the absence of a net gain on the sale of Nikko Cordial Securities and the related benefit for income taxes recorded in discontinued operations in the prior-year period. This was partially offset by the absence of the net loss on the sale of The Student Loan Corporation and a net gain on sale of Egg Banking PLC credit card business in the current period.

        Revenues declined $1.1 billion, primarily due to lower investment yields in Treasury, lower gains on sales of AFS securities and hedging activities, partly offset by the gain on sale of a portion of Citi's holdings in the Housing Development Finance Corp. (HDFC) in the second quarter of 2011 (approximately $200 million pretax).

        Expenses increased $988 million, primarily due to higher legal and related costs and continued investments.

SEGMENT BALANCE SHEET AT SEPTEMBER 30, 2011

In millions of dollars	Regional Consumer Banking	Institutional Clients Group	Subtotal Citicorp	Citi Holdings	Corporate/Other, Discontinued Operations and Consolidating Eliminations	Total Citigroup Consolidated
Assets
Cash and due from banks	$7,369	$18,103	$25,472	$1,180	$2,298	$28,950
Deposits with banks	8,483	58,610	67,093	1,233	91,012	159,338
Federal funds sold and securities borrowed or purchased under agreements to resell	4,450	281,214	285,664	4,981	—	290,645
Brokerage receivables	—	26,889	26,889	11,049	54	37,992
Trading account assets	14,758	291,213	305,971	14,666	—	320,637
Investments	26,768	99,623	126,391	33,336	126,930	286,657
Loans, net of unearned income
Consumer	236,686	—	236,686	187,940	—	424,626
Corporate	—	206,918	206,918	5,695	—	212,613

Loans, net of unearned income	$236,686	$206,918	$443,604	$193,635	$—	$637,239
Allowance for loan losses	(10,668)	(2,756)	(13,424)	(18,628)	—	(32,052)

Total loans, net	$226,018	$204,162	$430,180	$175,007	$—	$605,187
Goodwill	10,299	10,735	21,034	4,462	—	25,496
Intangible assets (other than MSRs)	1,969	920	2,889	3,911	—	6,800
Mortgage servicing rights (MSRs)	1,369	83	1,452	1,400	—	2,852
Other assets	33,918	37,124	71,042	37,934	62,462	171,438

Total assets	$335,401	$1,028,676	$1,364,077	$289,159	$282,756	$1,935,992

Liabilities and equity
Total deposits	$309,795	$465,983	$775,778	$70,830	$4,673	$851,281
Federal funds purchased and securities loaned or sold under agreements to repurchase	6,799	216,812	223,611	1	—	223,612
Brokerage payables	—	55,185	55,185	4	904	56,093
Trading account liabilities	42	147,297	147,339	1,512	—	148,851
Short-term borrowings	192	48,712	48,904	866	16,048	65,818
Long-term debt	2,866	66,381	69,247	10,216	254,361	333,824
Other liabilities	17,525	25,463	42,988	10,897	23,286	77,171
Net inter-segment funding (lending)	(1,818)	2,843	1,025	194,833	(195,858)	—
Total Citigroup stockholders' equity	—	—	—	—	177,372	177,372
Noncontrolling interest	—	—	—	—	1,970	1,970

Total equity	$—	$—	$—	$—	$179,342	$179,342

Total liabilities and equity	$335,401	$1,028,676	$1,364,077	$289,159	$282,756	$1,935,992

        The supplemental information presented above reflects Citigroup's consolidated GAAP balance sheet by reporting segment as of September 30, 2011. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors' understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationship of the asset and liability dynamics of the balance sheet components among Citi's business segments.

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

        Capital is used primarily to support assets in Citi's businesses and to absorb market, credit or operational losses. Capital may be used for other purposes, such as to pay dividends or repurchase common stock. However, Citi's ability to pay regular quarterly cash dividends of more than $0.01 per share, or to redeem or repurchase equity securities or trust preferred securities, is currently restricted (which restriction may be waived) due to Citi's agreements with certain U.S. government entities, generally for so long as the U.S. government continues to hold any Citi trust preferred securities acquired in connection with the exchange offers consummated in 2009.

        For an overview of Citigroup's capital management framework, including Citi's Finance and Asset and Liability Committee (FinALCO), see "Capital Resources and Liquidity—Capital Resources—Overview" in Citigroup's 2010 Annual Report on Form 10-K.

Capital Ratios

        Citigroup is subject to the risk-based capital guidelines issued by the Federal Reserve Board. Historically, capital adequacy has been measured, in part, based on two risk-based capital ratios, the Tier 1 Capital and Total Capital (Tier 1 Capital + Tier 2 Capital) ratios. Tier 1 Capital consists of the sum of "core capital elements," such as qualifying common stockholders' equity, as adjusted, qualifying noncontrolling interests, and qualifying mandatorily redeemable securities of subsidiary trusts (trust preferred securities), principally reduced by goodwill, other disallowed intangible assets, and disallowed deferred tax assets. Total Capital also includes "supplementary" Tier 2 Capital elements, such as qualifying subordinated debt and a limited portion of the allowance for credit losses. Both measures of capital adequacy are stated as a percentage of risk-weighted assets.

        In 2009, the U.S. banking regulators developed a new measure of capital termed "Tier 1 Common," which is defined as Tier 1 Capital less non-common elements, including qualifying perpetual preferred stock, qualifying noncontrolling interests, and qualifying mandatorily redeemable securities of subsidiary trusts (trust preferred securities). For more detail on all of these capital metrics, see "Components of Capital Under Regulatory Guidelines" below.

        Citigroup's risk-weighted assets are principally derived from application of the risk-based capital guidelines related to the measurement of credit risk. Pursuant to these guidelines, on-balance-sheet assets and the credit equivalent amount of certain off-balance-sheet exposures (such as financial guarantees, unfunded lending commitments, letters of credit and derivatives) are assigned to one of several prescribed risk-weight categories based upon the perceived credit risk associated with the obligor, or if relevant, the guarantor, the nature of the collateral, or external credit ratings. Risk-weighted assets also incorporate a measure for market risk on covered trading account positions and all foreign exchange and commodity positions whether or not carried in the trading account. Excluded from risk-weighted assets are any assets, such as goodwill and deferred tax assets, to the extent required to be deducted from regulatory capital. See "Components of Capital Under Regulatory Guidelines" below.

        Citigroup is also subject to a Leverage ratio requirement, a non-risk-based measure of capital adequacy, which is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets.

        To be "well capitalized" under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10% and a Leverage ratio of at least 3%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. The following table sets forth Citigroup's regulatory capital ratios as of September 30, 2011 and December 31, 2010:

Citigroup Regulatory Capital Ratios

	Sept. 30, 2011	Dec. 31, 2010
Tier 1 Common	11.71%	10.75%
Tier 1 Capital	13.45	12.91
Total Capital (Tier 1 Capital + Tier 2 Capital)	16.89	16.59
Leverage	7.01	6.60

        As noted in the table above, Citigroup was "well capitalized" under the current federal bank regulatory agency definitions as of September 30, 2011 and December 31, 2010.

Components of Capital Under Regulatory Guidelines

In millions of dollars	September 30, 2011	December 31, 2010
Tier 1 Common Capital
Citigroup common stockholders' equity	$177,060	$163,156
Less: Net unrealized losses on securities available-for-sale, net of tax(1)	(98)	(2,395)
Less: Accumulated net losses on cash flow hedges, net of tax	(3,099)	(2,650)
Less: Pension liability adjustment, net of tax(2)	(3,925)	(4,105)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax(3)	1,239	164
Less: Disallowed deferred tax assets(4)	36,925	34,946
Less: Intangible assets:
Goodwill	25,496	26,152
Other disallowed intangible assets	4,673	5,211
Other	(560)	(698)

Total Tier 1 Common Capital	$115,289	$105,135

Qualifying perpetual preferred stock	$312	$312
Qualifying mandatorily redeemable securities of subsidiary trusts	15,961	18,003
Qualifying noncontrolling interests	804	868
Other	—	1,875

Total Tier 1 Capital	$132,366	$126,193

Tier 2 Capital
Allowance for credit losses(5)	$12,587	$12,627
Qualifying subordinated debt(6)	20,676	22,423
Net unrealized pretax gains on available-for-sale equity securities(1)	668	976

Total Tier 2 Capital	$33,931	$36,026

Total Capital (Tier 1 Capital and Tier 2 Capital)	$166,297	$162,219

Risk-weighted assets (RWA)(7)	$984,338	$977,629

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

(3)
The impact of changes in Citigroup's own creditworthiness in valuing financial liabilities for which the fair value option has been elected is excluded from Tier 1 Capital, in accordance with risk-based capital guidelines.

(4)
Of Citi's approximately $50 billion of net deferred tax assets at September 30, 2011, approximately $11 billion of such assets were includable without limitation in regulatory capital pursuant to risk-based capital guidelines, while approximately $37 billion of such assets exceeded the limitation imposed by these guidelines and, as "disallowed deferred tax assets," were deducted in arriving at Tier 1 Capital. Citigroup's approximately $2 billion of other net deferred tax assets primarily represented deferred tax effects of the pension liability adjustment, which is permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

(5)
Includable up to 1.25% of risk-weighted assets. Any excess allowance for credit losses is deducted in arriving at risk-weighted assets.

(6)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(7)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $66.4 billion for interest rate, commodity and equity derivative contracts, foreign exchange contracts, and credit derivatives as of September 30, 2011, compared with $62.1 billion as of December 31, 2010. Market risk equivalent assets included in risk-weighted assets amounted to $53.8 billion at September 30, 2011 and $51.4 billion at December 31, 2010. Risk-weighted assets also include the effect of certain other off-balance-sheet exposures, such as unused lending commitments and letters of credit, and reflect deductions such as certain intangible assets and any excess allowance for credit losses.

Common Stockholders' Equity

        Citigroup's common stockholders' equity increased during the nine months ended September 30, 2011 by $13.9 billion to $177.1 billion, and represented 9% of total assets as of September 30, 2011. The table below summarizes the change in Citigroup's common stockholders' equity during the first nine months of 2011:

In billions of dollars
Common stockholders' equity, December 31, 2010	$163.2
Citigroup's net income	10.1
Employee benefit plans and other activities(1)	0.8
Conversion of ADIA Upper DECs equity units purchase contracts to common stock	3.8
Net change in accumulated other comprehensive income (loss), net of tax	(0.8)

Common stockholders' equity, September 30, 2011	$177.1

(1)
As of September 30, 2011, $6.7 billion of common stock repurchases remained under Citi's authorized repurchase programs. No material repurchases were made in the first nine months of 2011 or during the year ended December 31, 2010.

Tangible Common Equity and Tangible Book Value Per Share

        Tangible common equity (TCE), as defined by Citigroup, represents Common equity less Goodwill, Intangible assets (other than Mortgage Servicing Rights (MSRs)), and related net deferred tax assets. Other companies may calculate TCE in a manner different from that of Citigroup. Citi's TCE was $144.7 billion at September 30, 2011 and $129.4 billion at December 31, 2010.

        The TCE ratio (TCE divided by risk-weighted assets) was 14.7% at September 30, 2011 and 13.2% at December 31, 2010.

        TCE and tangible book value per share, as well as related ratios, are capital adequacy metrics used and relied upon by investors and industry analysts; however, they are non-GAAP financial measures for SEC purposes. A reconciliation of Citigroup's total stockholders' equity to TCE, and book value per share to tangible book value per share, as of September 30, 2011 and December 31, 2010, follows:

In millions, except ratios and per share data	Sept. 30, 2011	Dec. 31, 2010
Total Citigroup stockholders' equity	$177,372	$163,468
Less:
Preferred stock	312	312

Common equity	$177,060	$163,156
Less:
Goodwill	25,496	26,152
Intangible assets (other than MSRs)	6,800	7,504
Related net deferred tax assets	47	56

Tangible common equity (TCE)	$144,717	$129,444

Tangible assets
GAAP assets	$1,935,992	$1,913,902
Less:
Goodwill	25,496	26,152
Intangible assets (other than MSRs)	6,800	7,504
Related deferred tax assets	329	359

Tangible assets (TA)	$1,903,367	$1,879,887

Risk-weighted assets (RWA)	$984,338	$977,629

TCE/TA ratio	7.60%	6.89%

TCE/RWA ratio	14.70%	13.24%

Common shares outstanding (CSO)	2,923.7	2,905.8

Book value per share (common equity/CSO)	$60.56	$56.15

Tangible book value per share (TCE/CSO)	$49.50	$44.55

Capital Resources of Citigroup's U.S. Depository Institutions

        Citigroup's U.S. subsidiary depository institutions are also subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the guidelines of the Federal Reserve Board.

        The following table sets forth the capital tiers and capital ratios of Citibank, N.A., Citi's primary U.S. subsidiary depository institution, as of September 30, 2011 and December 31, 2010:

Citibank, N.A. Capital Tiers and Capital Ratios Under Regulatory Guidelines

In billions of dollars, except ratios	Sept. 30, 2011(1)	Dec. 31, 2010(1)
Tier 1 Common Capital	$121.7	$123.6
Tier 1 Capital	122.3	124.2
Total Capital (Tier 1 Capital + Tier 2 Capital)	135.0	138.4

Tier 1 Common ratio	14.90%	15.33%
Tier 1 Capital ratio	14.97	15.42
Total Capital ratio	16.52	17.18
Leverage ratio	9.55	9.32

(1)
Effective July 1, 2011, Citibank (South Dakota) N.A. merged into Citibank, N.A. The amount of Tier 1 Common Capital, Tier 1 Capital and Total Capital, and the resultant capital ratios, at December 31, 2010 have been restated to reflect this merger. The 2011 capital ratios above also reflect the impact of dividends paid by Citibank, N.A. to Citigroup during the nine months ended September 30, 2011.

Impact of Changes on Capital Ratios

        The following table presents the estimated sensitivity of Citigroup's and Citibank, N.A.'s capital ratios to changes of $100 million in Tier 1 Common Capital, Tier 1 Capital or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator), based on financial information as of September 30, 2011. This information is provided for the purpose of analyzing the impact that a change in Citigroup's or Citibank, N.A.'s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Leverage ratio
	Impact of $100 million change in Tier 1 Common Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average total assets
Citigroup	1.0 bps	1.2 bps	1.0 bps	1.4 bps	1.0 bps	1.7 bps	0.5 bps	0.4 bps

Citibank, N.A.	1.2 bps	1.8 bps	1.2 bps	1.8 bps	1.2 bps	2.0 bps	0.8 bps	0.8 bps

Broker-Dealer Subsidiaries

        At September 30, 2011, Citigroup Global Markets Inc., a broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup Global Markets Holdings Inc., had net capital, computed in accordance with the SEC's net capital rule, of $7.1 billion, which exceeded the minimum requirement by $6.4 billion.

        In addition, certain of Citi's other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup's broker-dealer subsidiaries were in compliance with their capital requirements at September 30, 2011.

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

  (i)
  the non-bank, which is largely composed of the parent holding company (Citigroup), Citigroup Funding Inc. (CFI) and Citi's broker-dealer subsidiaries, including Citigroup Global Markets Holdings, Inc. (CGMHI) (collectively referred to in this section as "non-bank"); and

  (ii)
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

        Citi's primary sources of funding include (i) deposits via Citi's bank subsidiaries, which continue to be Citi's most stable and lowest-cost source of long-term funding, (ii) long-term debt (including trust preferred securities and other long-term collateralized financings) issued at the non-bank level and certain bank subsidiaries, and (iii) stockholders' equity. These sources are supplemented by short-term borrowings, primarily in the form of commercial paper and secured financings (securities loaned or sold under agreements to repurchase) at the non-bank level.

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

Aggregate Liquidity Resources

	Non-bank(1)			Significant bank entities			Total
In billions of dollars	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010
Cash at major central banks	$34.2	$17.5	$16.1	$70.3	$75.0	$79.1	$104.5	$92.5	$95.2
Unencumbered liquid securities	66.2	78.7	$73.9	130.2	162.4	161.7	196.4	241.1	$235.6

Total	$100.4	$96.2	$90.0	$200.5	$237.4	$240.8	$300.9	$333.6	$330.8

(1)
Non-bank includes the parent holding company (Citigroup), CFI and CGMHI.

        As noted in the table above, Citigroup's aggregate liquidity resources totaled $300.9 billion at September 30, 2011, compared with $333.6 billion at June 30, 2011and $330.8 billion at September 30, 2010. These amounts are as of period-end, and may increase or decrease intra-period in the ordinary course of business. During the quarter ended September 30, 2011, the intra-quarter amounts did not fluctuate materially from the quarter-end amounts noted above.

        As set forth in the table above, at September 30, 2011, Citigroup's non-bank "cash box" totaled $100.4 billion, compared with $96.2 billion at June 30, 2011 and $90.0 billion at September 30, 2010. This amount includes the liquidity portfolio and "cash box" held in the United States as well as government bonds and cash held by Citigroup's broker-dealer entities in the United Kingdom and Japan.

        Citigroup's significant bank subsidiaries had an aggregate of approximately $70.3 billion of cash on deposit with major central banks (including the U.S. Federal Reserve Bank, European Central Bank, Bank of England, Swiss National Bank, Bank of Japan, the Monetary Authority of Singapore and the Hong Kong Monetary Authority) at September 30, 2011, compared with $75.0 billion at June 30, 2011 and $79.1 billion at September 30, 2010.

        Citigroup's significant bank subsidiaries also have additional liquidity resources through unencumbered highly liquid government and government-backed securities. These securities are available for sale or secured funding through private markets or by pledging to the major central banks. The liquidity value of these liquid securities was $130.2 billion at September 30, 2011, compared with $162.4 billion at June 30, 2011 and $161.7 billion at September 30, 2010. As shown in the table above, overall, liquidity at Citi's significant bank entities was down modestly at September 30, 2011, as compared to the second quarter of 2011 and the prior year period, as Citi deployed some of its excess bank liquidity into loan growth within Citicorp and paid down long-term bank debt, as discussed in more detail below.

        In addition to the $300.9 billion of aggregate liquidity resources shown in the table above for the non-bank and significant bank entities, Citi currently estimates that its other entities and subsidiaries held approximately $22 billion of cash on deposit with banks and $88 billion of unencumbered liquid securities, each as of September 30, 2011. Including these amounts, Citi's aggregate liquidity resources as of September 30, 2011 were approximately $411 billion. Further, Citi's summary of aggregate liquidity resources above does not include additional potential liquidity in the form of Citigroup's borrowing capacity at the U.S. Federal Reserve Bank discount window and from the various Federal Home Loan Banks (FHLB), which is maintained by pledged collateral to all such banks. Citi also maintains additional liquidity available in the form of diversified high grade non-government securities.

        Citi's liquidity resources are generally transferable within the non-bank, subject to regulatory restrictions (if any) and standard legal terms. Similarly, the non-bank can generally transfer excess liquidity into Citi's bank subsidiaries, such as Citibank, N.A. In addition, Citigroup's bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-dealer in accordance with Section 23A of the Federal Reserve Act. As of September 30, 2011, the amount available for lending under Section 23A was approximately $22.0 billion, provided the funds are collateralized appropriately.

Deposits

        As referenced above, deposits represent the primary funding source for Citi's bank subsidiaries. As of September 30, 2011, deposits comprised approximately 78% of Citi's bank liabilities.

        Citi's deposit base stood at $851 billion at September 30, 2011, down slightly compared to June 30, 2011 of $866 billion, and up $1 billion, or 0.1%, as compared to September 30, 2010. On a constant dollar basis (excluding FX translation expressed at September 30, 2011 exchange rates), deposits were up 1% sequentially from $843 billion as of June 30, 2011, and also up 1% year-over-year from $844 billion as of September 30, 2010. Geographically, Citi's deposit base continued to be diverse, with approximately 62% of deposits located outside of the United States as of September 30, 2011.

        Deposits can be interest-bearing or non-interest bearing. Of Citi's $851 billion of deposits at September 30, 2011, $162 billion were non-interest bearing, compared to $149 billion at June 30, 2011 and $117 billion at September 30, 2010. The remainder, or $690 billion, was interest-bearing, compared to $718 billion at June 30, 2011 and $734 billion at September 30, 2010.

        Citi's overall cost of funds on its deposits remained relatively stable during the third quarter of 2011. Citi's average rate on total deposits was 1.03% at September 30, 2011, compared with 1.03% at June 30, 2011 and 1.01% at September 30, 2010. Excluding the impact of the higher FDIC assessment effective beginning in the second quarter of 2011 and deposit insurance, the average rate on Citi's total deposits was 0.85% at September 30, 2011, as compared with 0.86% at June 30, 2011 and 0.90% at September 30, 2010. One factor impacting Citi's ability to maintain its relatively stable cost of funds, despite the constant dollar increase in total deposits, has been the increase of non-interest bearing deposits which increased $45 billion year-over-year, as described above. However, if interest rates increase, Citi would expect to see pressure on its overall deposit rates.

        In addition, the composition of Citi's deposits has shifted significantly year-over-year. Specifically, time deposits, where rates are fixed for the term of the deposit and have generally lower margins, are becoming a smaller proportion of the deposit base, whereas operating accounts are becoming a larger proportion of deposits. Operating accounts consist of checking and savings accounts for individuals as well as cash management accounts for corporations, and, in Citi's experience, provide wider margins and exhibit stickier behavior. During the third quarter of 2011, operating account deposit growth grew across most of Citi's deposit-taking businesses, including retail, private bank and Transaction Services. Operating accounts represented 70% of Citigroup's deposit base as of September 30, 2011, compared to 61% as of September 30, 2010.

Long-Term Debt

        Long-term debt is an important funding source, primarily for the non-bank, because of its multi-year maturity structure. At September 30, 2011, June 30, 2011, and September 30, 2010, long-term debt outstanding for Citigroup was as follows:

In billions of dollars	Sept. 30, 2011		June 30, 2011	Sept. 30, 2010
Non-bank	$253.0		$256.7	$271.2
Bank(1)	80.8		95.8	116.1

Total(2)(3)	$333.8	(4)	$352.5	$387.3

(1)
Significant bank entities. Collateralized advances from the FHLB were approximately $11.0 billion, $16.0 billion, and $18.5 billion, respectively, at September 30, 2011, June 30, 2011 and September 30, 2010.

(2)
Long-term debt is defined as original maturities of one year or more.

(3)
Includes long-term debt related to consolidated VIEs of approximately $52.3 billion, $55.9 billion, and $69.6 billion, respectively, at September 30, 2011, June 30, 2011 and September 30, 2010.

(4)
Of this amount, approximately $44.0 billion is guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP) with approximately $6 billion maturing during the remainder of 2011 (approximately $14.3 billion of TLGP debt has matured during 2011 as of September 30, 2011) and approximately $38 billion maturing in 2012.

        As set forth in the table above, Citi's overall long-term debt has decreased by approximately $19 billion quarter-over-quarter and $54 billion year-over-year. In the non-bank, the year-over-year decrease has been primarily due to TLGP run-off. In the significant bank entities, the decrease also included TLGP run-off, FHLB reductions, as well as the maturing of credit card securitization debt, particularly as Citi has grown its overall deposit base. Citi currently expects a continued decline in its overall long-term debt over the remainder of 2011, particularly within its significant bank entities. Given its significant liquidity resources as of September 30, 2011, Citi may consider opportunities to repurchase its long-term debt, pursuant to open market purchases, tender offers or other means.

The table below details the long-term debt issuances of Citigroup during the past five quarters:

In billions of dollars	3Q10	4Q10		1Q11		2Q11		3Q11
Total Issuances	$9.7	$10.6		$8.1		$12.9		$4.4
Structural long-term debt(1)	5.9	4.7	(2)	5.3		3.8	(3)	2.6
Local country level, FHLB and other	3.8	3.4		2.8	(4)	8.4	(4)	1.8
Secured debt and securitizations	—	2.5		—		0.7		—

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

(4)
Includes $0.5 billion of long-term FHLB issuance in the first quarter of 2011 and $5.5 billion in the second quarter of 2011.

        As set forth in the table above, during the first three quarters of 2011, Citi issued approximately $11.7 billion of structural long-term debt (see note 1 to the table above). Citi currently expects to refinance an aggregate of approximately $15 billion of its maturing long-term debt during 2011, down from its prior estimate of $20 billion for full-year 2011. As a result, Citi currently anticipates issuing approximately $3 billion of long-term debt during the remainder of 2011. However, Citi continually reviews its funding and liquidity needs, and may adjust its expected issuances due to market conditions, including the continued uncertainty resulting from certain European market concerns, among other factors.

The table below shows the aggregate annual maturities of Citi's long-term debt obligations:

	Expected Long-Term Debt Maturities as of September 30, 2011
In billions of dollars	2011		2012	2013	2014	2015	Thereafter	Total
Senior/subordinated debt	$46.0		$61.7	$29.3	$25.8	$16.8	$95.4	$275.0
Trust preferred securities	1.9		0.0	0.0	0.0	0.0	16.1	18.0
Securitized debt and securitizations	15.5		19.8	5.2	7.7	5.3	12.4	65.9
Local country and FHLB borrowings	22.0		7.2	9.1	3.2	1.9	6.4	49.8

Total long-term debt	$85.4	(1)	$88.7	$43.6	$36.7	$24.0	$130.3	$408.7

(1)
Includes $74.9 billion of debt already matured as of September 30, 2011.

Structural Liquidity and Cash Capital

        The structural liquidity ratio, which is defined as the sum of deposits, aggregate long-term debt and stockholders' equity as a percentage of total assets, measures whether Citi's asset base is funded by sufficiently long-dated liabilities. Citi's structural liquidity ratio has been relatively stable and was 70% at September 30, 2011, 71% at June 30, 2011 and 71% at September 30, 2010.

        Another measure of Citi's structural liquidity is cash capital. Cash capital is a more detailed measure of the ability to fund the structurally illiquid portion of Citigroup's balance sheet. Cash capital measures the amount of long-term funding—or core customer deposits, long-term debt and equity—available to fund illiquid assets. Illiquid assets generally include loans (net of securitization adjustments), securities haircuts and other assets (i.e., goodwill, intangibles, fixed assets). At September 30, 2011, both the non-bank and the aggregate bank subsidiaries had cash capital in excess of Citi's liquidity requirements.

Short-Term Borrowings

        As referenced above, Citi supplements its primary sources of funding with short-term borrowings. Short-term borrowings generally include (i) secured financing (securities loaned or sold under agreements to repurchase, or repos) and (ii) short-term borrowings consisting of commercial paper and borrowings from banks and other market participants.

Secured Financing

        Secured financing is primarily conducted through Citi's broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the trading inventory. Secured financing appears as a liability on Citi's Consolidated Balance Sheet ("Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase"). As of September 30, 2011, secured financing was $223.6 billion and averaged approximately $218 billion during the quarter. Secured financing at September 30, 2011 increased by $31.5 billion from $192.1 billion at September 30, 2010 and by $19.8 billion from $203.8 billion at June 30, 2011.

        For additional information on Citi's secured financing activities, including the collateralization of such activity, see "Capital Resources and Liquidity—Funding and Liquidity" in Citigroup's 2010 Annual Report on Form 10-K.

Commercial Paper

        At September 30, 2011, June 30, 2011 and September 30, 2010, commercial paper outstanding for Citigroup's non-bank entities and significant bank entities, respectively, was as follows:

In millions of dollars	September 30, 2011	June 30, 2011	September 30, 2010
Commercial paper
Bank	$14,803	$14,299	$26,604
Non-bank	9,442	9,345	9,564

Total	$24,245	$23,644	$36,168

Other Short-Term Borrowings

        At September 30, 2011, Citi's other short-term borrowings were $41.6 billion, compared with $49.2 billion at June 30, 2011 and $50.8 billion at September 30, 2010. The average balances for the quarters were generally consistent with the quarter end balances. This amount included $35.1 billion of borrowings from banks and other market participants, which includes borrowings from the FHLB. The average balance of borrowings from banks and other market participants for the quarter ended September 30, 2011 was generally consistent with the quarter-end balance.

        See Note 15 to the Consolidated Financial Statements for further information on Citigroup's and its affiliates' outstanding long-term debt and short-term borrowings.

Credit Ratings

        Citigroup's ability to access the capital markets and other sources of funds, as well as the cost of these funds and its ability to maintain certain deposits, is dependent on its credit ratings. The table below indicates the current ratings for Citigroup and Citibank, N.A as of September 30, 2011.

Citigroup's Debt Ratings as of September 30, 2011

	Citigroup Inc./Citigroup Funding Inc.(1)		Citibank, N.A.
	Senior debt	Commercial paper	Long- term	Short- term
Fitch Ratings (Fitch)	A+	F1+	A+	F1+
Moody's Investors Service (Moody's)	A3	P-2	A1	P-1
Standard & Poor's (S&P)	A	A-1	A+	A-1

(1)
As a result of the Citigroup guarantee, the ratings of, and changes in ratings for, CFI are the same as those of Citigroup.

Potential Impact of Ratings Downgrades

        Ratings downgrades by Fitch, Moody's or S&P could have material impacts on funding and liquidity through cash obligations, reduced funding capacity, and due to collateral triggers.

        On September 21, 2011, Moody's concluded its review of government support assumptions for Citi and certain peers and upgraded Citi's unsupported "Bank Financial Strength" rating and affirmed Citi's long-term debt ratings at both the Citibank and Citigroup levels. At the same time, however, Moody's changed the short-term rating of Citigroup (the parent holding company) to P-2 from P-1. To date, this change has not had a material impact on Citi's funding profile.

        On October 7, 2011, S&P stated that it remained on track to finalize and implement new global bank ratings criteria in the fourth quarter of 2011, which could be followed by any industry-wide rating actions resulting from the newly established criteria.

        Because of the current credit ratings of Citigroup, a one-notch downgrade of its senior debt/long-term rating may or may not impact Citigroup's commercial paper/short-term rating by one notch. As of September 30, 2011, Citi currently estimates that a one-notch downgrade of both the senior debt/long-term rating of Citigroup and a one-notch downgrade of Citigroup's commercial paper/short-term rating could result in the assumed loss of unsecured commercial paper ($8.7 billion) and tender option bonds funding ($0.2 billion), as well as derivative triggers and additional margin requirements ($0.8 billion), although derivative triggers and additional margin requirements are primarily related to a long-term rating downgrade. Other funding sources, such as secured financing and other margin requirements for which there are no explicit triggers, could also be adversely affected.

        As set forth in the table above, the aggregate liquidity resources of Citigroup's non-bank entities stood at approximately $100 billion as of September 30, 2011, in part as a contingency for such an event, and a broad range of mitigating actions are currently included in Citigroup's detailed contingency funding plans. These mitigating factors include, but are not limited to, accessing surplus funding capacity from existing clients, tailoring levels of secured lending, adjusting the size of select trading books, and collateralized borrowings from significant bank subsidiaries.

        Citi currently believes that a more severe ratings downgrade scenario, such as a two-notch downgrade of the senior debt/long-term rating of Citigroup, accompanied by a one-notch downgrade of Citigroup's commercial paper/short-term rating, could result in an additional $1.6 billion in funding requirements in the form of cash obligations and collateral.

        Further, as of September 30, 2011, a one-notch downgrade of the senior debt/long-term ratings of Citibank, N.A. could result in an approximate $4.0 billion funding requirement in the form of collateral and cash obligations. Because of the current credit ratings of Citibank, N.A., a one-notch downgrade of its senior debt/long-term rating is unlikely to have any impact on its commercial paper/short-term rating. Citi's significant bank entities, including Citibank, N.A., had aggregate liquidity resources of approximately $200 billion at September 30, 2011, and also have detailed contingency funding plans that encompass a broad range of mitigating actions.

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

 OFF-BALANCE-SHEET ARRANGEMENTS

        Citigroup enters into various types of off-balance-sheet arrangements in the ordinary course of business. Citi's involvement in these arrangements can take many different forms, including without limitation:

  •
  purchasing or retaining residual and other interests in special purpose entities, such as credit card receivables and mortgage-backed and other asset-backed securitization vehicles;

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

Types of Off-Balance-Sheet Arrangements Disclosures in this Form 10-Q

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

CREDIT RISK

Loans Outstanding

In millions of dollars	3rd Qtr. 2011	2nd Qtr. 2011	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$140,819	$143,002	$147,301	$151,469	$158,986
Installment, revolving credit, and other	20,044	23,693	26,346	28,291	29,455
Cards	113,777	114,149	113,763	122,384	120,781
Commercial and industrial	4,785	5,737	4,929	5,021	4,952
Lease financing	1	2	2	2	3

	$279,426	$286,583	$292,341	$307,167	$314,177

In offices outside the U.S.
Mortgage and real estate(1)	$51,304	$54,283	$53,030	$52,175	$50,692
Installment, revolving credit, and other	35,377	38,954	38,624	38,024	39,755
Cards	38,063	40,354	36,848	40,948	39,466
Commercial and industrial	20,178	19,750	17,332	16,684	15,653
Lease financing	606	643	626	665	639

	$145,528	$153,984	$146,460	$148,496	$146,205

Total consumer loans	$424,954	$440,567	$438,801	$455,663	$460,382
Unearned income	(328)	(123)	112	69	722

Consumer loans, net of unearned income	$424,626	$440,444	$438,913	$455,732	$461,104

Corporate loans
In U.S. offices
Commercial and industrial	$18,361	$16,343	$15,426	$14,334	$11,750
Loans to financial institutions	31,241	28,905	29,361	29,813	29,518
Mortgage and real estate(1)	20,426	20,596	19,397	19,693	21,479
Installment, revolving credit, and other	14,359	14,105	13,712	12,640	16,182
Lease financing	1,396	1,498	1,395	1,413	1,255

	$85,783	$81,447	$79,291	$77,893	$80,184

In offices outside the U.S.
Commercial and industrial	$75,661	$76,194	$73,681	$71,618	$69,531
Installment, revolving credit, and other	14,733	12,964	13,551	11,829	10,586
Mortgage and real estate(1)	6,015	6,529	6,086	5,899	6,272
Loans to financial institutions	27,069	27,361	22,965	22,620	24,019
Lease financing	469	491	511	531	568
Governments and official institutions	3,545	2,727	2,838	3,644	3,179

	$127,492	$126,266	$119,632	$116,141	$114,155

Total corporate loans	$213,275	$207,713	$198,923	$194,034	$194,339
Unearned income	(662)	(657)	(700)	(972)	(1,132)

Corporate loans, net of unearned income	$212,613	$207,056	$198,223	$193,062	$193,207

Total loans—net of unearned income	$637,239	$647,500	$637,136	$648,794	$654,311
Allowance for loan losses—on drawn exposures	(32,052)	(34,362)	(36,568)	(40,655)	(43,674)

Total loans—net of unearned income and allowance for credit losses	$605,187	$613,138	$600,568	$608,139	$610,637
Allowance for loan losses as a percentage of total loans—net of unearned income(2)	5.07%	5.35%	5.78%	6.31%	6.73%

Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(2)	6.82%	7.04%	7.47%	7.80%	8.19%

Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(2)	1.53%	1.69%	1.99%	2.76%	3.21%

(1)
Loans secured primarily by real estate.

(2)
All periods exclude loans which are carried at fair value.

Details of Credit Loss Experience

In millions of dollars	3rd Qtr. 2011	2nd Qtr. 2011	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010
Allowance for loan losses at beginning of period	$34,362	$36,568	$40,655	$43,674	$46,197

Provision for loan losses
Consumer	$3,004	$3,269	$3,441	$4,857	$5,348
Corporate	45	(88)	(542)	(218)	318

	$3,049	$3,181	$2,899	$4,639	$5,666

Gross credit losses
Consumer
In U.S. offices	$3,607	$4,095	$4,704	$5,231	$5,727
In offices outside the U.S.	1,312	1,408	1,429	1,618	1,701
Corporate
In U.S. offices	161	208	291	677	806
In offices outside the U.S.	137	195	707	258	265

	$5,217	$5,906	$7,131	$7,784	$8,499

Credit recoveries
Consumer
In U.S. offices	$358	$372	$396	$314	$341
In offices outside the U.S.	319	334	317	347	350
Corporate
In U.S. offices	6	37	51	159	78
In offices outside the U.S.	20	16	98	110	71

	$703	$759	$862	$930	$840

Net credit losses
In U.S. offices	$3,404	$3,894	$4,548	$5,435	$6,114
In offices outside the U.S.	1,110	1,253	1,721	1,419	1,545

Total	$4,514	$5,147	$6,269	$6,854	$7,659

Other—net(1)(2)(3)(4)(5)	$(845)	$(240)	$(717)	$(804)	$(530)

Allowance for loan losses at end of period(6)	$32,052	$34,362	$36,568	$40,655	$43,674

Allowance for loan losses as a % of total loans	5.07%	5.35%	5.78%	6.31%	6.73%
Allowance for unfunded lending commitments(7)	$1,139	$1,097	$1,105	$1,066	$1,102

Total allowance for loan losses and unfunded lending commitments	$33,191	$35,459	$37,673	$41,721	$44,776

Net consumer credit losses	$4,242	$4,797	$5,420	$6,188	$6,737
As a percentage of average consumer loans	3.87%	4.31%	4.89%	5.35%	5.78%

Net corporate credit losses	$272	$350	$849	$666	$922
As a percentage of average corporate loans	0.13%	0.17%	0.45%	0.35%	0.49%

Allowance for loan losses at end of period(8)
Citicorp	$13,424	$14,722	$15,597	$17,075	$17,371
Citi Holdings	18,628	19,640	20,971	23,580	26,303

Total Citigroup	$32,052	$34,362	$36,568	$40,655	$43,674

Allowance by type
Consumer(9)	$28,866	$30,915	$32,686	$35,406	$37,564
Corporate	3,186	3,447	3,882	5,249	6,110

Total Citigroup	$32,052	$34,362	$36,568	$40,655	$43,674

(1)
The third quarter of 2011 includes a reduction of approximately $300 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios and a reduction of approximately $530 million related to FX translation.

(2)
The second quarter of 2011 includes a reduction of approximately $370 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

(3)
The first quarter of 2011 includes a reduction of approximately $560 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of $240 million related to the sale of the Egg Banking PLC credit card business.

(4)
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

(6)
Included in the allowance for loan losses are reserves for loans which have been modified subject to troubled debt restructurings (TDRs) of $8,908 million, $8,751 million, $8,417 million, $7,609 million, and $7,090 million as of September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively.

(7)
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

(9)
Included in the third quarter of 2011 Consumer loan loss reserve is $13.8 billion related to Citi's global credit card portfolio.

Impaired Loans, Non-Accrual Loans and Assets, and Renegotiated Loans

        The following pages include information on Citi's "Impaired Loans," "Non-Accrual Loans and Assets" and "Renegotiated Loans." There is a certain amount of overlap among these categories. The following general summary provides a basic description of each category:

Impaired Loans:

(1)
Corporate loans are identified as impaired when they are placed on non-accrual status; that is, when it is determined that the payment of interest or principal is doubtful.

(2)
Consumer impaired loans include: (i) Consumer loans modified in troubled debt restructurings (TDRs) where a long-term concession has been granted to a borrower in financial difficulty; (ii) Consumer loans modified since January 1, 2011 under short-term programs that are accounted for as TDRs; and (iii) non-accrual Consumer (commercial market) loans.

Non-Accrual Loans and Assets:

(1)
Corporate and Consumer (commercial market) non-accrual status is based on the determination that payment of interest or principal is doubtful. These loans are also included in Impaired Loans.

(2)
Consumer non-accrual status is based on aging, i.e., the borrower has fallen behind in payments.

(3)
North America Citi-branded and retail partner cards are not included as, under industry standards, they accrue interest until charge-off.

Renegotiated Loans:

(1)
Both Corporate and Consumer loans whose terms have been modified in a TDR.

(2)
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

        As of September 30, 2011, Consumer smaller-balance homogeneous loans included in short-term modification programs whose terms were modified prior to January 1, 2011 amounted to approximately $4.0 billion. The allowance for loan losses for these loans is materially consistent with the requirements of ASC 310-10-35.

        The following table presents information about impaired loans as of September 30, 2011 and December 31, 2010:

In millions of dollars	Sept. 30, 2011	Dec. 31, 2010
Non-accrual corporate loans
Commercial and industrial	$1,357	$5,135
Loans to financial institutions	1,247	1,258
Mortgage and real estate	1,172	1,782
Lease financing	19	45
Other	376	400

Total non-accrual corporate loans	$4,171	$8,620

Impaired consumer loans(1)
Mortgage and real estate	$21,306	$17,677
Installment and other	2,961	3,735
Cards	6,869	5,906

Total impaired consumer loans	$31,136	$27,318

Total(2)	$35,307	$35,938

Non-accrual corporate loans with valuation allowances	$1,965	$6,324
Impaired consumer loans with valuation allowances	29,922	25,949

Non-accrual corporate valuation allowance	$507	$1,689
Impaired consumer valuation allowance	9,005	7,735

Total valuation allowances(3)	$9,512	$9,424

(1)
Prior to 2008, Citi's financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers' financial difficulties and it was determined that a concession was granted to the borrower. Smaller-balance Consumer loans modified since January 1, 2008 amounted to $30.7 billion and $26.6 billion at September 30, 2011 and December 31, 2010, respectively. However, information derived from Citi's risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $31.9 billion and $28.2 billion at September 30, 2011 and December 31, 2010, respectively.

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

Non-accrual loans

In millions of dollars	3rd Qtr. 2011	2nd Qtr. 2011	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010
Citicorp	$4,564	$4,846	$5,102	$4,909	$4,928
Citi Holdings	7,553	8,387	9,710	14,498	17,491

Total non-accrual loans (NAL)	$12,117	$13,233	$14,812	$19,407	$22,419

Corporate NAL(1)
North America	$1,639	$1,899	$1,997	$2,112	$3,299
EMEA(2)	1,748	1,954	2,437	5,337	5,479
Latin America	442	528	606	701	664
Asia	342	451	451	470	517

	$4,171	$4,832	$5,491	$8,620	$9,959

Citicorp	$2,861	$2,986	$3,266	$3,091	$2,973
Citi Holdings	1,310	1,846	2,225	5,529	6,986

	$4,171	$4,832	$5,491	$8,620	$9,959

Consumer NAL(1)
North America	$5,954	$6,125	$7,068	$8,540	$9,978
EMEA	514	644	657	652	752
Latin America	998	1,083	1,034	1,019	1,144
Asia	480	549	562	576	586

	$7,946	$8,401	$9,321	$10,787	$12,460

Citicorp	$1,703	$1,860	$1,836	$1,818	$1,955
Citi Holdings	6,243	6,541	7,485	8,969	10,505

	$7,946	$8,401	$9,321	$10,787	$12,460

(1)
Excludes purchased distressed loans as they are generally accreting interest until write-off. The carrying value of these loans was $405 million at September 30, 2011, $461 million at June 30, 2011, $453 million at March 31, 2011, $469 million at December 31, 2010, and $568 million at September 30, 2010.

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

Non-Accrual Assets

OREO (in millions of dollars)	3rd Qtr. 2011	2nd Qtr. 2011	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010
Citicorp	$810	$810	$776	$826	$879
Citi Holdings	534	608	787	863	855
Corporate/Other	13	16	14	14	7

Total OREO	$1,357	$1,434	$1,577	$1,703	$1,741

North America	$1,222	$1,245	$1,331	$1,440	$1,470
EMEA	79	133	140	161	164
Latin America	56	55	52	47	53
Asia	—	1	54	55	54

	$1,357	$1,434	$1,577	$1,703	$1,741

Other repossessed assets	$24	$18	$21	$28	$38

Non-accrual assets (NAA)—Total Citigroup	3rd Qtr. 2011	2nd Qtr. 2011	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010
Corporate NAL	$4,171	$4,832	$5,491	$8,620	$9,959
Consumer NAL	7,946	8,401	9,321	10,787	12,460

NAL	$12,117	$13,233	$14,812	$19,407	$22,419

OREO	$1,357	$1,434	$1,577	$1,703	$1,741
Other repossessed assets	24	18	21	28	38

NAA	$13,498	$14,685	$16,410	$21,138	$24,198

NAL as a percentage of total loans	1.90%	2.04%	2.32%	2.99%	3.43%
NAA as a percentage of total assets	0.70%	0.75%	0.84%	1.10%	1.22%
Allowance for loan losses as a percentage of NAL(1)	265%	260%	247%	209%	195%

NAA—Total Citicorp	3rd Qtr. 2011	2nd Qtr. 2011	1st Qtr. 2011	4th Qtr. 2010	3rd Qtr. 2010
NAL	$4,564	$4,846	$5,102	$4,909	$4,928
OREO	810	810	776	826	879
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

NAA	$5,374	$5,656	$5,878	$5,735	$5,807

NAA as a percentage of total assets	0.39%	0.41%	0.44%	0.45%	0.45%
Allowance for loan losses as a percentage of NAL(1)	294%	304%	306%	348%	352%

NAA—Total Citi Holdings
NAL	$7,553	$8,387	$9,710	$14,498	$17,491
OREO	534	608	787	863	855
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

NAA	$8,087	$8,995	$10,497	$15,361	$18,346

NAA as a percentage of total assets	2.80%	2.92%	3.11%	4.28%	4.36%
Allowance for loan losses as a percentage of NAL(1)	247%	234%	216%	163%	150%

(1)
The allowance for loan losses includes the allowance for credit card ($13.8 billion at September 30, 2011) and purchased distressed loans, while the non-accrual loans exclude North America credit card balances and purchased distressed loans, as these generally continue to accrue interest until write-off.

N/A    Not available at the Citicorp or Citi Holdings level.

Renegotiated Loans

        The following table presents Citi's renegotiated loans, which represent loans modified in TDRs at September 30, 2011 and December 31, 2010.

In millions of dollars	Sept. 30, 2011	Dec. 31, 2010
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial	$204	$240
Mortgage and real estate(3)	242	61
Loans to financial institutions	563	671
Other	92	28

	$1,101	$1,000

In offices outside the U.S.
Commercial and industrial(2)	$215	$207
Mortgage and real estate(3)	21	90
Loans to financial institutions	16	11
Other	8	7

	$260	$315

Total corporate renegotiated loans	$1,361	$1,315

Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate	$21,199	$17,717
Cards	5,868	4,747
Installment and other	1,648	1,986

	$28,715	$24,450

In offices outside the U.S.
Mortgage and real estate	$976	$927
Cards	1,002	1,159
Installment and other	1,394	1,875

	$3,372	$3,961

Total consumer renegotiated loans	$32,087	$28,411

(1)
Includes $474 million and $553 million of non-accrual loans included in the non-accrual assets table above, at September 30, 2011 and December 31, 2010, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at September 30, 2011, Citi also modified $371 million of commercial loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in offices outside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at September 30, 2011, Citi also modified $165 million and $14 million of commercial real estate loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in U.S. offices and in offices outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $2,011 million and $2,751 million of non-accrual loans included in the non-accrual assets table above at September 30, 2011 and December 31, 2010, respectively. The remaining loans are accruing interest.

(5)
Includes $17 million and $22 million of commercial real estate loans at September 30, 2011 and December 31, 2010, respectively.

(6)
Includes $168 million and $177 million of commercial loans at September 30, 2011 and December 31, 2010, respectively.

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

North America Consumer Mortgage Lending

Overview

        Citi's North America Consumer mortgage portfolio consists of both residential first mortgages and home equity loans. As of September 30, 2011, Citi's North America Consumer residential first mortgage portfolio totaled $95.1 billion, while the home equity loan portfolio was $44.9 billion. Of the first mortgages, $69.6 billion are recorded in LCL within Citi Holdings, with the remaining $25.5 billion recorded in Citicorp. Similarly, with respect to the home equity loan portfolio, $41.3 billion are recorded in LCL, and $3.6 billion are reported in Citicorp.

        Citi's residential first mortgage portfolio included $9.4 billion of loans with FHA insurance or VA guarantees as of September 30, 2011. This portfolio consists of loans originated to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally has higher loan-to-value ratios (LTVs). Losses on FHA loans are borne by the sponsoring agency, provided that the insurance terms have not been rescinded as a result of an origination defect. With respect to VA loans, the VA establishes a loan-level loss cap, beyond which Citi is liable for loss. While FHA and VA loans have high delinquency rates, given the insurance and guarantees, respectively, Citi has experienced negligible credit losses on these loans.

        Also as of September 30, 2011, the residential first mortgage portfolio included $1.6 billion of loans with LTVs above 80% which have insurance through mortgage insurance companies, and $1.3 billion of loans subject to long-term standby commitments (LTSC) with U.S. government-sponsored entities (GSEs), for which Citi has limited exposure to credit losses. Citi's home equity loan portfolio also included $0.5 billion of loans subject to LTSCs with GSEs, for which Citi has limited exposure to credit losses. These guarantees and commitments may be rescinded in the event of origination defects.

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

        A portion of loans in Citi's North America mortgage portfolio currently requires a payment to satisfy only the current accrued interest for the payment period or an interest-only payment. As of September 30, 2011, the residential first mortgage portfolio contains approximately $16 billion of ARMs that are currently required to make an interest-only payment. Borrowers that are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. Residential first mortgages with this payment feature are primarily to high-credit-quality borrowers that have on average significantly higher origination and refreshed FICO scores than other loans in the residential first mortgage portfolio.

        Home equity loans consist of both fixed rate home equity loans and loans extended under home equity lines of credit. Fixed rate home equity loans are fully amortizing. Home equity lines of credit allow for amounts to be drawn for a period of time and then, at the end of the draw period, the then-outstanding amount is converted to an amortizing loan. After conversion, the loan typically has a 20-year amortization repayment period. Historically, Citi's home equity lines of credit typically had a ten-year draw period. Beginning in June 2010, however, Citi's new originations of home equity lines of credit typically have a five-year draw period as Citi changed these terms to mitigate risk due to the economic environment and declining home prices. As of September 30, 2011, Citi's home equity loan portfolio included approximately $25 billion of home equity lines of credit that are still within their revolving period and have not commenced amortization (the interest-only payment feature during the revolving period is standard for the this product across the industry). The vast majority of Citi's home equity loans extended under lines of credit as of September 30, 2011 contractually begin to amortize after 2014.

        As of September 30, 2011, the percentage of U.S. home equity loans in a junior lien position where Citi also owned or serviced the first lien was approximately 31%. However, for all home equity loans (regardless of whether Citi owns or services the first lien), Citi manages its home equity loan account strategy through obtaining and reviewing refreshed credit bureau scores (which reflect the borrower's performance on all of its debts, including a first lien, if any), refreshed LTV ratios and other borrower credit-related information. Historically, the default and delinquency statistics for junior liens where Citi also owns or services the first lien have been better than for those where Citi does not own or service the first lien, which Citi believes is generally attributable to origination channels and better credit characteristics of the portfolio, including FICO and LTV for those junior liens where Citi also owns or services the first lien.

North America Consumer Mortgage Quarterly Trends—Delinquencies and Net Credit Losses

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citi's residential first mortgage and home equity loan portfolios (both Citi Holdings and Citicorp) in North America.

        As set forth in the charts below, both net credit losses and 90 days or more delinquencies continued to improve in the third quarter, albeit at a slower pace. For residential first mortgages, delinquencies of 90 days or more declined year-over-year by 43% to $4.0 billion. Sequentially, 90 days or more delinquencies were down by approximately 2%. For home equity loans, delinquencies of 90 days or more declined by approximately 23% year-over-year to $1.0 billion, and were down 2% sequentially. Net credit losses in residential first mortgages were down approximately 24% year-over-year to $456 million, and down 4% sequentially. For home equity loans, net credit losses were down approximately 31% year-over-year to $549 million, and down 13% sequentially.

Residential First Mortgage

Note: Includes loans for Canada and Puerto Rico. Excludes loans that are guaranteed by U.S. government agencies. Excludes loans recorded at fair value from 1Q10.

Home Equity Loans

Note: Includes loans for Canada and Puerto Rico.

        The decline in residential first mortgage delinquencies quarter-over-quarter was entirely driven by Citi's continued sales of delinquent residential first mortgages. As previously disclosed, to date, management actions, including asset sales and modification programs, have been the primary drivers of improved asset performance within Citi's residential first mortgage portfolio in Citi Holdings. During the third quarter of 2011, Citi sold approximately $500 million of delinquent residential first mortgages and has sold approximately $7.3 billion since the beginning of 2010. In addition, over the past ten quarters, Citi has converted approximately $6.1 billion of trial modifications into permanent modifications under its HAMP and CSM residential first mortgage modification programs. (For additional information on Citi's loan modification programs, for both residential first mortgages and home equity loans, see "Consumer Loan Modification Programs" below.)

        However, in recent quarters, including the third quarter of 2011, the pace of Citi's asset sales of residential first mortgages has slowed, primarily due to the lack of remaining eligible inventory and demand. Similarly, the pace of modification activity has slowed due to the decrease in the inventory of loans available for modification, primarily as a result of the significant levels of modifications in prior periods. At the same time, 30-89 days past due delinquencies have started to increase, largely due to re-defaults of previously modified residential first mortgages. As a result of these two converging trends, Citi could experience increasing delinquencies and net credit losses in its Citi Holdings residential first mortgage portfolio going forward.

        With respect to home equity loans, as referenced above, the pace of improvement in home equity loan delinquencies has also slowed, and 30-89 days past due delinquencies increased slightly during the third quarter of 2011. Given the lack of market in which to sell delinquent home equity loans, as well as the relatively fewer number of home equity loan modifications and modification programs, Citi's ability to offset increased delinquencies and net credit losses in its home equity loan portfolio in Citi Holdings has been, and will continue to be, more limited as compared to residential first mortgages.

        Citi has factored these trends and uncertainties, including the potential for re-defaults, into its loan loss reserves. At September 30, 2011, approximately $10 billion of Citi's total loan loss reserves of $32.1 billion was allocated to North America real estate lending in Citi Holdings, representing over 30 months of coincident net credit loss coverage as of such date. With respect to Citi's aggregate North America Consumer mortgage portfolio, including Citi Holdings as well as the approximately $29.0 billion of residential first mortgages and home equity loans in Citicorp, Citi's loan loss reserves at September 30, 2011 represented 30 months of net credit loss coverage.

        In addition, as previously disclosed, while Citi's active foreclosures in process continued to decrease during the third quarter of 2011, foreclosures in process for two years or more continued to increase, particularly in judicial states (i.e., those states that require foreclosures to be processed via court approval). Combined with continued pressure on home prices, high unemployment rates and uncertainty surrounding potential governmental actions or requirements with respect to mortgages, the lengthening of the foreclosure process:

  (1)
  subjects Citi to increased "severity" risk, or the loss on the amount ultimately realized for property subject to foreclosure given the continued pressure on home prices in particular markets, thus potentially increasing Citi's net credit losses;

  (2)
  inflates the amount of 180+ day delinquencies in Citigroup's mortgage statistics and Consumer non-accrual loans (90+ day delinquencies);

  (3)
  creates a dampening effect on Citi's net interest margin as non-accrual assets build on the balance sheet; and

  (4)
  causes additional costs to be incurred given the longer process.

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

Loan Balances

        Residential First Mortgages—Loan Balances.    As a consequence of the economic environment and the decrease in housing prices, LTV and FICO scores have generally deteriorated since origination, particularly in the case of originations between 2006 and 2007, although the negative migration has generally stabilized. On a refreshed basis, approximately 28% of residential first mortgages had a LTV ratio above 100%, compared to approximately 0% at origination. Approximately 25% of residential first mortgages had FICO scores less than 620 on a refreshed basis, compared to 15% at origination.

Balances: September 30, 2011—Residential First Mortgages

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	60%	5%	7%
80% < LTV ≤ 100%	13%	7%	8%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	33%	4%	8%
80% < LTV ≤ 100%	16%	3%	8%
LTV > 100%	15%	4%	9%

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

        Home Equity Loans—Loan Balances.    In the home equity loan portfolio, the majority of loans are in the higher FICO categories. Economic conditions and the decrease in housing prices generally caused a migration towards lower FICO scores and higher LTV ratios, although the negative migration has slowed. Approximately 41% of home equity loans had refreshed LTVs above 100%, compared to approximately 0% at origination. Approximately 16% of home equity loans had FICO scores less than 620 on a refreshed basis, compared to 4% at origination.

Balances: September 30, 2011—Home Equity Loans

At Origination	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	56%	2%	2%
80% < LTV ≤ 100%	35%	3%	2%
LTV > 100%	NM	NM	NM

Refreshed	FICO≥660	620≤FICO<660	FICO<620
LTV ≤ 80%	27%	2%	3%
80% < LTV ≤ 100%	19%	3%	5%
LTV > 100%	29%	4%	8%

Note: NM—Not meaningful. Home equity loans table excludes loans in Canada and Puerto Rico. Table excludes loans subject to LTSCs. Table also excludes $0.6 billion from At Origination balances and $0.2 billion from Refreshed balances for which FICO or LTV data was unavailable. Balances exclude deferred fees/costs. Refreshed FICO scores are based on updated credit scores obtained from Fair Isaac Corporation. Refreshed LTV ratios are derived from data at origination updated using mainly the Core Logic Housing Price Index (HPI) or the Federal Housing Finance Agency Price Index.

FICO and LTV Trend Information—U.S. Consumer Mortgage Lending

Residential First Mortgages (in billions of dollars)

Res Mortgage—90+ DPD %	3Q10	4Q10	1Q11	2Q11	3Q11
FICO ≥ 660, LTV ≤ 100%	0.5%	0.3%	0.4%	0.3%	0.3%
FICO ≥ 660, LTV > 100%	1.8%	1.3%	1.1%	1.1%	1.2%
FICO < 660, LTV ≤ 100%	14.6%	12.8%	11.0%	9.8%	10.0%
FICO < 660, LTV > 100%	24.5%	20.4%	16.9%	15.3%	14.9%

Note: Residential first mortgages chart/table excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Balances exclude deferred fees/costs. Balances based on refreshed FICO and LTV ratios. Chart/table also excludes balances for which FICO or LTV data was unavailable ($0.4 billion in 3Q10, $0.4 billion in 4Q10, $0.4 billion in 1Q11, $0.4 billion in 2Q11, and $0.4 billion in 3Q11).

Home Equity Loans (in billions of dollars)

Home Equity—90+ DPD %	3Q10	4Q10	1Q11	2Q11	3Q11
FICO ≥ 660, LTV ≤ 100%	0.1%	0.1%	0.1%	0.1%	0.1%
FICO ≥ 660, LTV > 100%	0.4%	0.4%	0.3%	0.1%	0.1%
FICO < 660, LTV ≤ 100%	7.4%	7.8%	7.5%	7.0%	7.4%
FICO < 660, LTV > 100%	12.3%	12.4%	11.4%	10.1%	10.3%

Note: Home equity loan chart/table excludes loans in Canada and Puerto Rico, and loans subject to LTSCs. Balances exclude deferred fees/costs. Balances based on refreshed FICO and LTV ratios. Chart/table also excludes balances for which FICO or LTV data was unavailable ($0.3 billion in 3Q10, $0.3 billion in 4Q10, $0.3 billion in 1Q11, $0.3 billion in 2Q11, and $0.2 billion in 3Q11).

        Although home equity loans are typically in junior lien positions and residential first mortgages are typically in a first lien position, residential first mortgages historically have experienced higher delinquency rates as compared to home equity loans. As of September 30, 2011, the refreshed average FICO scores of borrowers under home equity loans and residential first mortgages in the U.S. were 706 and 687, respectively. This is partially due to Citi's restricting originations of home equity loans beginning in mid-2007 to only its retail channel. In addition, residential first mortgages are written down to collateral value less cost to sell at 180 days past due and remain in the delinquency population until full disposition through sale, repayment or foreclosure, whereas home equity loans are generally fully charged off at 180 days past due and thus removed from the delinquency calculation. In addition, due to the recent longer timelines to foreclose on a residential first mortgage (see "North America Consumer Mortgage Quarterly Trends—Delinquencies and Net Credit Losses" above), these loans tend to remain in the delinquency statistics for a longer period and, consequently, the 90 days or more delinquencies of these mortgages remain higher.

        Despite this historically higher level of delinquencies for residential first mortgages, however, home equity loan delinquencies have generally decreased at a slower rate than residential first mortgage delinquencies. Citi believes this is due to the lack of a market to sell delinquent home equity loans and the relatively fewer number of home equity loan modifications which, to date have been the primary drivers of Citi's first mortgage delinquency improvement (see "North America Consumer Mortgage Quarterly Trends—Delinquencies and Net Credit Losses" above).

Mortgage Servicing Rights

        To minimize credit and liquidity risk, Citigroup sells most of the mortgage loans it originates, but retains the servicing rights. These sale transactions create an intangible asset referred to as mortgage servicing rights (MSRs), which are recorded at fair value (see Note 17 to the Consolidated Financial Statements) on Citi's Consolidated Balance Sheet. The fair value of MSRs is primarily affected by changes in prepayments of mortgages that result from shifts in mortgage interest rates. Specifically, the fair value of MSRs declines with increased prepayments, and lower interest rates are generally one factor that tends to lead to increased prepayments. In managing this risk, Citi economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities and purchased securities classified as trading account assets.

        Citigroup's MSRs totaled $2.852 billion, $4.258 billion, $4.554 billion at September 30, 2011, June 30, 2011 and December 31, 2010, respectively. The decrease in the value of MSRs primarily represents the impact from lower interest rates in addition to amortization. For additional information on Citi's MSRs, see Notes 14 and 17 to the Consolidated Financial Statements.

North America Cards

Overview

        Citi's North America cards portfolio consists of its Citi-branded and retail partner cards portfolios reported in Citicorp—Regional Consumer Banking and Citi Holdings—Local Consumer Lending, respectively. As of September 30, 2011, the Citi-branded portfolio totaled $74 billion, while the retail partner cards portfolio was $41 billion.

        See "Consumer Loan Modification Programs" below for a discussion of Citi's modification programs for card loans.

North America Cards Quarterly Trends—Delinquencies and Net Credit Losses

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citigroup's North America Citi-branded and retail partner cards portfolios, which continued to reflect the improving credit quality of these portfolios during the third quarter of 2011.

        In Citi-branded cards, the net credit loss rate continued to improve in the third quarter, down 87 basis points to under 6%. 90-plus day delinquencies were down to 1.4%. In retail partner cards, the net credit loss rate fell by 166 basis points to 7.5%, and 90-plus day delinquencies fell to under 2.5%.

Citi-Branded Cards

Note: Includes Puerto Rico.

Retail Partner Cards

Note: Includes Canada, Puerto Rico and Installment Lending.

 CONSUMER LOAN DETAILS

Consumer Loan Delinquency Amounts and Ratios

	Total loans(1)	90+ days past due(2)			30-89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	September 2011	Sept. 2011	Jun. 2011	Sept. 2010	Sept. 2011	Jun. 2011	Sept. 2010
Citicorp(3)(4)
Total	$236.7	$2,469	$2,783	$3,432	$2,830	$3,112	$3,820
Ratio		1.05%	1.16%	1.55%	1.20%	1.30%	1.72%

Retail banking
Total	$127.3	$759	$812	$842	$974	$1,088	$1,277
Ratio		0.60%	0.63%	0.76%	0.77%	0.85%	1.15%
North America	36.5	232	211	221	217	209	243
Ratio		0.66%	0.63%	0.77%	0.62%	0.62%	0.85%
EMEA	4.3	65	76	105	106	132	156
Ratio		1.51%	1.62%	2.39%	2.47%	2.81%	3.55%
Latin America	22.0	239	259	290	266	301	402
Ratio		1.09%	1.09%	1.48%	1.21%	1.27%	2.05%
Asia	64.5	223	266	226	385	446	476
Ratio		0.35%	0.40%	0.39%	0.60%	0.67%	0.82%

Citi-branded cards
Total	$109.4	$1,710	$1,971	$2,590	$1,856	$2,024	$2,543
Ratio		1.56%	1.76%	2.33%	1.70%	1.81%	2.29%
North America	73.8	1,053	1,205	1,807	1,095	1,132	1,687
Ratio		1.43%	1.64%	2.36%	1.48%	1.54%	2.20%
EMEA	2.7	47	54	69	63	72	86
Ratio		1.74%	1.80%	2.38%	2.33%	2.40%	2.97%
Latin America	12.9	396	462	472	398	469	442
Ratio		3.07%	3.25%	3.75%	3.09%	3.30%	3.51%
Asia	20.0	214	250	242	300	351	328
Ratio		1.07%	1.19%	1.27%	1.50%	1.67%	1.73%

Citi Holdings—Local Consumer Lending(3)(5)(6)
Total	$186.6	$6,835	$7,082	$11,814	$7,215	$7,242	$10,350
Ratio		3.86%	3.76%	5.23%	4.07%	3.85%	4.58%
International	14.8	480	530	713	677	726	978
Ratio		3.24%	3.19%	2.89%	4.57%	4.37%	3.96%
North America retail partner cards	41.1	1,016	1,059	1,739	1,329	1,315	1,914
Ratio		2.47%	2.53%	3.78%	3.23%	3.14%	4.16%
North America (excluding cards)	130.7	5,339	5,493	9,362	5,209	5,201	7,458
Ratio		4.40%	4.23%	6.03%	4.29%	4.01%	4.81%

Total Citigroup (excluding Special Asset Pool)	$423.3	$9,304	$9,865	$15,246	$10,045	$10,354	$14,170
Ratio		2.25%	2.30%	3.40%	2.43%	2.42%	3.16%

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

(4)
The 90+ days and 30-89 days past due and related ratios for NA RCB exclude U.S. mortgage loans that are guaranteed by U.S. government sponsored agencies since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90+ days past due and (end-of-period loans) are $512 million ($1.3 billion), $400 million ($0.9 billion) and $188 million ($0.8 billion) at September 30, 2011, June 30, 2011 and September 30, 2010, respectively. The amount excluded for loans 30-89 days past due (end-of-period loans have the same adjustment as above) is $102 million, $77 million and $15 million as of September 30, 2011, June 30, 2011 and September 30, 2010, respectively.

(5)
The 90+ days and 30-89 days past due and related ratios for North America LCL (excluding cards) exclude U.S. mortgage loans that are guaranteed by U.S. government sponsored agencies since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90+ days past due and (end-of-period loans) for each period are $4.5 billion ($8.1 billion), $4.6 billion ($8.3 billion), and $5.0 billion ($9.5 billion), as of September 30, 2011, June 30, 2011, and September 30, 2010, respectively. The amounts excluded for loans 30-89 days past due (end-of-period loans have the same adjustment as above) for each period are $1.6 billion, $1.6 billion and $1.7 billion as of September 30, 2011, June 30, 2011, and September 30, 2010, respectively.

(6)
The September 30, 2011, June 30, 2011 and September 30, 2010 loans 90+ days past due and 30-89 days past due and related ratios for North America (excluding Cards) exclude $1.3 billion, $1.4 billion and $2.4 billion, respectively, of loans that are carried at fair value.

Consumer Loan Net Credit Losses and Ratios

		Net credit losses(2)
	Average loans(1) 3Q11
In millions of dollars, except average loan amounts in billions		3Q11	2Q11	3Q10
Citicorp
Total	$238.8	$1,846	$2,003	$2,730
Ratio		3.07%	3.40%	4.95%

Retail banking
Total	$128.6	$295	$298	$333
Ratio		0.91%	0.94%	1.21%
North America	35.2	65	77	90
Ratio		0.73%	0.92%	1.20%
EMEA	4.4	29	24	32
Ratio		2.61%	2.14%	3.02%
Latin America	23.1	113	117	129
Ratio		1.94%	2.03%	2.69%
Asia	65.9	88	80	82
Ratio		0.53%	0.49%	0.58%

Citi-branded cards
Total	$110.2	$1,551	$1,705	$2,397
Ratio		5.58%	6.21%	8.68%
North America	72.8	1,090	1,229	1,880
Ratio		5.94%	6.81%	9.81%
EMEA	2.8	20	23	31
Ratio		2.83%	3.08%	4.39%
Latin America	13.8	293	308	322
Ratio		8.42%	8.82%	10.39%
Asia	20.8	148	145	164
Ratio		2.82%	2.81%	3.54%

Citi Holdings—Local Consumer Lending
Total	$194.2	$2,376	$2,776	$3,949
Ratio		4.85%	5.43%	6.31%
International	15.9	237	286	444
Ratio		5.91%	6.41%	7.05%
North America retail partner cards	41.4	784	956	1,505
Ratio		7.51%	9.17%	12.24%
North America (excluding cards)	136.9	1,355	1,534	2,000
Ratio		3.93%	4.24%	4.54%

Total Citigroup (excluding Special Asset Pool)	$433.0	$4,222	$4,779	$6,679
Ratio		3.87%	4.34%	5.67%

(1)
Average loans include interest and fees on credit cards.

(2)
The ratios of net credit losses are calculated based on average loans, net of unearned income.

Consumer Loan Modification Programs

        Citigroup has instituted a variety of long-term and short-term modification programs to assist its mortgage, credit card (Citi-branded and retail partner cards) and installment loan borrowers with financial difficulties. These programs include modifying the original loan terms, reducing interest rates, reducing or waiving fees, extending the remaining loan duration and/or waiving a portion of the remaining principal balance. At September 30, 2011, Citi's significant modification programs included the U.S. Treasury's Home Affordable Modification Program (HAMP), as well as short-term and long-term modification programs in the U.S., as set forth in the tables below. For a more detailed description of these significant modification programs, see "Managing Global Risk—Credit Risk—Consumer Loans Modification Programs" in Citi's 2010 Annual Report on Form 10-K.

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

HAMP and Other Long-Term Programs.

        Long-term modification programs provide borrowers in financial difficulty with loan modifications that incorporate a long-term concession. Substantially all long-term programs in place provide interest rate reductions. Loans modified in these programs are reported as troubled debt restructurings (TDRs). See Note 1 to the Consolidated Financial Statements in Citi's 2010 Annual Report on Form 10-K for a discussion of the allowance for loan losses for such modified loans.

        Under HAMP, borrowers enter into a trial period arrangement where they are required to make reduced principal and interest payments (as compared to the payments under their original loan contract) for a period of three to four months. Upon successful completion of the trial period, the original mortgage contract is legally modified to provide a long-term concession and the loan is accounted for as a TDR. The Citi Supplemental (CSM) modification program for U.S. mortgages also requires a trial period of performance. At September 30, 2011, there were 2,037 loans in the trial period, which approximated $287 million. See Note 1 to the Consolidated Financial Statements in Citi's 2010 Annual Report on Form 10-K for a discussion of the allowance for loan losses for HAMP loans in trial period arrangements (which is the same for CSM).

        The following table presents Citigroup's Consumer loan TDRs under long-term programs as of September 30, 2011 and December 31, 2010. These TDRs are predominantly concentrated in the U.S. HAMP and CSM loans whose terms are contractually modified after successful completion of the trial period are included in the balances below.

	Accrual		Non-accrual
In millions of dollars	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Mortgage and real estate	$19,524	$15,140	$1,631	$2,290
Cards	6,834	5,869	36	38
Installment and other	2,482	3,015	196	271

Long-Term Modification Programs—Summary

        The following table sets forth, as of September 30, 2011, information relating to Citi's significant long-term U.S. mortgage, credit card and installment loan modification programs:

In millions of dollars	Program balance	Program start date(1)	Average interest rate reduction	Average % payment relief	Average tenor of modified loans	Deferred principal	Principal forgiveness
U.S. Consumer mortgage lending
HAMP(2)	$4,258	3Q09	4%	41%	30 years	$553	$3
CSM(2)	2,035	4Q09	3	21	26 years	92	1
HAMP Re-age	223	1Q10	N/A	N/A	22 years	6	—
2nd FDIC	614	2Q09	6	45	20 years	41	5
FHA/VA	4,001		2	18	28 years	—	—
CFNA Adjustment of Terms (AOT)	3,760		3	23	29 years
Responsible Lending	1,687	4Q10	2	17	29 years	—	—
HAMP 2nd Mortgage	312	4Q10	6	56	22 years	17	—
Other	2,785		4	39	26 years	67	41
North America cards
Paydown	3,394		18	—	5 years
Credit Counseling Group Program	1,706		12	—	5 years
Interest Reversal Paydown	272		20	—	5 years
U.S. installment loans
CFNA AOT	756		6	33	9 years

(1)
Provided if program was introduced after 2008.

(2)
Loans that have been contractually modified after successful completion of the trial period.

Short-Term Programs

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

        The following table presents the amounts of gross loans modified under short-term interest rate reduction programs in the U.S. as of September 30, 2011:

	September 30, 2011
In millions of dollars	Accrual	Non-accrual
Cards	$1,521	$—
Mortgage and real estate	1,357	208
Installment and other	812	90

        Approximately $500 million of cards, $400 million of mortgage and real estate and $300 million of installment and other are reported as TDRs.

Short-Term Modification Programs—Summary

        The following table sets forth, as of September 30, 2011, information related to Citi's significant short-term U.S. credit cards, mortgage, and installment loan modification programs. Loans modified since January 1, 2011 under the programs below are accounted for as TDRs:

In millions of dollars	Program balance	Program start date(1)	Average interest rate reduction	Average time period for reduction
Universal Payment Program (UPP)	$1,521		19%	12 months
Mortgage Temporary AOT	1,561	1Q09	2	9 months
Installment Temporary AOT	900	1Q09	4	7 months

(1)
Provided if program was introduced after 2008.

        Payment deferrals that do not continue to accrue interest (extensions) primarily occur in the U.S. residential mortgage business. Under an extension, payments that are contractually due are deferred to a later date, thereby extending the maturity date by the number of months of payments being deferred. Extensions assist delinquent borrowers who have experienced short-term financial difficulties that have been resolved by the time the extension is granted. An extension can only be offered to borrowers who are past due on their monthly payments but have since demonstrated the ability and willingness to pay as agreed. Loans to borrowers who receive more than three months of such payment extensions (four months for residential mortgages) over the life of their loan (on or after January 1, 2011) are accounted for as TDRs. Other payment deferrals continue to accrue interest and are not deemed to offer concessions to the customer.

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

Mortgage Modification Programs

        With respect to HAMP, from inception through September 30, 2011, approximately $10.7 billion of residential first mortgages have been enrolled in the HAMP trial period, while $4.6 billion have successfully completed the trial period. As of September 30, 2011, 39% of the loans in the HAMP trial period were successfully modified, 15% were modified under the CSM program, 2% were in HAMP or CSM program trial, 2% subsequently received other Citi modifications, 11% received HAMP Re-Age, and 31% have not received any modification from Citi to date.

        As of September 30, 2011, Citi continued to experience re-default rates of less than 15% of active HAMP-modified loans at 12 months after modification. For HAMP, as of September 30, 2011, at 12 months after modification, the average total balance reduction on modified loans has been approximately 5% (as a percentage of the balance at the time of modification), consisting of approximately 4% from paydowns and the remainder from net credit losses. At 12 months after modification, the CSM program has exhibited re-default rates of less than 25% of active modified loans as of September 30, 2011. In addition, as of September 30, 2011, at 12 months after modification, the average total balance reduction on loans modified under the CSM program has been approximately 10%, with approximately 7% from paydowns and the remainder from net credit losses.

        For mortgage modifications under CFNA's long-term AOT program, as of September 30, 2011, the average total balance reduction 24 months after modification has been approximately 13% (as a percentage of the balance at the time of modification), consisting of approximately 4% of paydowns and 9% of net credit losses. For long-term mortgage modifications in the "Other" category, as of September 30, 2011, the average total balance reduction, 24 months after modification has been approximately 34% (as a percentage of the balance at the time of modification), consisting of approximately 24% of paydowns and 10% of net credit losses. The Responsible Lending program continues to be in its first 12 months and, due to the short period since its inception, performance data is limited, and thus not yet considered meaningful.

        For the short-term AOT program, as of September 30, 2011, the average total balance reduction has been 4% at 12 months after modification, with approximately half coming from paydowns and the remainder from net credit losses.

Cards Modification Programs

        As previously disclosed, Citigroup implemented certain changes to its credit card modification programs beginning in the fourth quarter of 2010, including revisions to the eligibility criteria for such programs. As a result of these changes, as well as the overall improving portfolio trends, there have been four consecutive quarters of sequential declines in the overall volume of new entrants to Citi's card modification programs (both long- and short-term). The level in the third quarter of 2011 decreased by approximately 54% compared to the third quarter of 2010. New entrants to Citi's short-term card modification programs decreased by approximately 28% in the third quarter of 2011 as compared to the prior quarter. Citi considered these changes to its card modification programs and their potential effect on net credit losses in determining the loan loss reserves as of September 30, 2011.

        Generally, as of September 30, 2011, at 36 months after modification, the average total balance reduction for long-term card modification programs is approximately 82% (as a percentage of the balance at the time of modification), consisting of approximately 48% of paydowns and 34% of net credit losses. In addition, these net credit losses have been approximately 40% lower, depending upon the individual program and vintage, than those of similar card accounts that were not modified.

        For short-term modifications, as of September 30, 2011, 24 months after starting a short-term modification, balances are reduced by an average of approximately 64% (as a percentage of the balance at the time of modification), consisting of approximately 26% of paydowns and 38% of net credit losses. In addition, these net credit losses have been approximately 25%–35% lower, depending upon the individual program and vintage, than those of similar accounts that were not modified.

Installment Loan Modification Programs

        With respect to the long-term CFNA AOT program, as of September 30, 2011, 36 months after modification, the average total balance reduction is approximately 65%, consisting of approximately 17% of paydowns and 48% of net credit losses. The short-term Temporary AOT program has less vintage history and limited loss data. In this program, as of September 30, 2011, 12 months after modification, the average total balance reduction is approximately 16% (as a percentage of the balance at the time of modification), consisting of approximately 5% of paydowns and 11% of net credit losses.

Consumer Mortgage Representations and Warranties

        The majority of Citi's exposure to representation and warranty claims relates to its U.S. Consumer mortgage business within CitiMortgage.

Representation and Warranties

        As of September 30, 2011, Citi services loans previously sold to the U.S. government sponsored entities (GSEs) and private investors as follows:

	September 30, 2011(1)
In millions	Number of loans	Unpaid principal balance
Vintage sold:
2005 and prior	1.2	$140,636
2006	0.1	17,222
2007	0.2	27,740
2008	0.2	32,883
2009	0.2	44,390
2010	0.2	41,488
2011	0.1	29,734
Indemnifications(2)	0.8	87,022

Total	3.0	$421,115

(1)
Excludes the fourth quarter 2010 sale of servicing rights on 0.1 million loans with remaining unpaid principal balances of approximately $27,254 million as of September 30, 2011. Citi continues to be exposed to representation and warranty claims on these loans.

(2)
Represents loans serviced by CitiMortgage pursuant to prior acquisitions of mortgage servicing rights which are covered by indemnification agreements from third parties in favor of CitiMortgage. Substantially all of these agreements expire prior to March 1, 2012. The expiration of these indemnification agreements is considered in determining the repurchase reserve.

        During the period 2005 through 2008, Citi sold approximately $25 billion of loans through private-label residential mortgage securitizations. As of September 30, 2011, approximately $11 billion of the $25 billion remained outstanding as a result of repayments of approximately $13 billion and cumulative losses (incurred by the issuing trusts) of approximately $1.0 billion. The remaining $11 billion outstanding is included in the $421 billion of serviced loans above. As of September 30, 2011, the amount that remained outstanding had a 90 days or more delinquency rate in the aggregate of approximately 12.5%. (For additional information on litigation related to these securitization activities, see Note 23 to the Consolidated Financial Statements.)

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

Repurchases or "Make-Whole" Payments

        In the event of a breach of these representations and warranties, Citi may be required to either repurchase the mortgage loans with the identified defects (generally at unpaid principal balance plus accrued interest) or indemnify ("make-whole") the investors for their losses. Citi's representations and warranties are generally not subject to stated limits in amount or time of coverage.

        To date in 2011, approximately 67% of Citi's repurchases and make-whole payments have been attributable to misrepresentation of facts by either the borrower or a third party (e.g., income, employment, debts, FICO, etc.), appraisal issues (e.g., an error or misrepresentation of value), or program requirements (e.g., a loan that does not meet investor guidelines, such as contractual interest rate). This is down from 76% in the year-ago period. There has not been a meaningful difference in incurred or estimated loss for each type of defect.

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

        The unpaid principal balance of loans repurchased due to representation and warranty claims for the three months ended September 30, 2011 and 2010, respectively, was as follows:

	September 30, 2011	September 30, 2010
In millions of dollars	Unpaid principal balance	Unpaid principal balance
GSEs	$162	$53
Private investors	—	11

Total	$162	$64

        The unpaid principal balance of loans repurchased due to representation and warranty claims for the nine months ended September 30, 2011 and 2010, respectively, was as follows:

	September 30, 2011	September 30, 2010
In millions of dollars	Unpaid principal balance	Unpaid principal balance
GSEs	$397	$203
Private investors	6	23

Total	$403	$226

        As evidenced in the tables above, Citi's repurchases have primarily been from the GSEs. In addition to the amounts set forth in the tables above, Citi recorded make-whole payments of $168 million and $73 million for the three months ended September 30, 2011 and 2010, respectively, and $382 million and $139 million for the nine months ended September 30, 2011 and 2010, respectively.

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

        The repurchase reserve is calculated by individual sales vintage (i.e., the year the loans were sold) and is based on various assumptions. While substantially all of Citi's current repurchase activity has been with the GSEs, with which Citi previously had considerable historical experience, repurchase activity has increased given the continued focus on mortgage-related matters (e.g., the level of staffing and focus by the GSEs to "put" more loans back to servicers has, and continues to, increase) and, as a result, these assumptions contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. The most significant assumptions used to calculate the reserve levels are as follows:

  •
  Loan documentation requests:  Assumptions regarding future expected loan documentation requests exist as a means to predict future repurchase claim trends. These assumptions are based on recent historical trends in loan documentation requests, recent trends in historical delinquencies, forecasted delinquencies and general industry knowledge about the current repurchase environment. During the third quarter of 2011, the actual number of loan documentation requests increased as compared to preceding quarters and, as a result, the assumption for estimated future loan documentation requests increased during the third quarter 2011 as well. However, the actual number of loan documentation requests in the current quarter was consistent with levels in the third quarter of 2010. Citi believes the level of loan documentation requests will remain elevated from historical levels and will continue to be volatile.

  •
  Repurchase claims as a percentage of loan documentation requests:  Given that loan documentation requests are an indicator of future repurchase claims, an assumption is made regarding the conversion rate from loan documentation requests to actual repurchase claims, which assumption is based on historical performance. During the third quarter of 2011, the actual number of repurchase claims increased and thus the assumption regarding future repurchase claims increased.

  •
  Claims appeal success rate:  This assumption represents Citi's expected success at rescinding a claim by satisfying the demand for more information, disputing the claim validity, or similar matters. This assumption is based on recent historical successful appeals rates, which can fluctuate based on changes in the validity or composition of claims. During the third quarter of 2011 Citi's appeal success rate remained stable, meaning approximately half of the repurchase claims had been successfully appealed and resulted in no loss to Citi.

  •
  Estimated loss per repurchase or make-whole:  The assumption of the estimated loss per repurchase or make-whole payment is based on actual and estimated losses of recent historical repurchases/make-whole payments calculated for each sales vintage year in order to capture volatile housing price highs and lows. The estimated loss per repurchase or make-whole payment assumption is also impacted by estimates of loan size at the time of repurchase or make-whole payment. Recent periods have seen the actual loss per repurchase or make-whole payment increase and this trend continued with a further slight increase in the third quarter of 2011.

        In sum, the increased estimates for future loan documentation requests, the increase in repurchase claims as a percentage of loan documentation requests and the slight increase in the estimated loss per repurchase or make-whole were the primary drivers of the increase in estimate for the repurchase reserve amounting to $296 million during the third quarter of 2011. The table below sets forth the activity in the repurchase reserve for the three months ended September 30, 2011 and 2010:

In millions of dollars	Sept. 30, 2011	Sept. 30, 2010
Balance, beginning of period	$1,001	$727
Additions for new sales	5	3
Change in estimate	296	322
Utilizations	(226)	(100)

Balance, end of period	$1,076	$952

        The activity in the repurchase reserve for the nine months ended September 30, 2011 and 2010 was as follows:

In millions of dollars	Sept. 30, 2011	Sept. 30, 2010
Balance, beginning of period	$969	$482
Additions for new sales	13	12
Change in estimate	642	669
Utilizations	(548)	(211)

Balance, end of period	$1,076	$952

        As referenced above, the repurchase reserve is calculated by sales vintage. The majority of Citi's repurchases continues to be from the 2006 through 2008 sales vintages, which also represented the vintages with the largest loss severity. An insignificant percentage of repurchases have been from vintages prior to 2006, and Citi continues to believe that this percentage will continue to decrease, as those vintages are later in the credit cycle. Although still early in the credit cycle, Citi continues to experience lower repurchases and loss per repurchase or make-whole from sales vintages after 2008.

Sensitivity of Repurchase Reserve

        As discussed above, the repurchase reserve estimation process is subject to numerous estimates and judgments. The assumptions used to calculate the repurchase reserve contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. For example, Citi estimates that if there were a simultaneous 10% adverse change in each of the significant assumptions noted above, the repurchase reserve would increase by approximately $607 million as of September 30, 2011. This potential change is hypothetical and intended to indicate the sensitivity of the repurchase reserve to changes in the key assumptions. Actual changes in the key assumptions may not occur at the same time or to the same degree (i.e., an adverse change in one assumption may be offset by an improvement in another). Citi does not believe it has sufficient information to estimate a range of reasonably possible loss (as defined under ASC 450) relating to its Consumer representations and warranties.

Representation and Warranty Claims—By Claimant

        The representation and warranty claims by claimant for the three-month periods ended September 30, 2011 and 2010, respectively, were as follows:

	September 30, 2011		September 30, 2010
In millions of dollars	Number of claims	Original principal balance	Number of claims	Original principal balance
GSEs	3,543	$736	2,318	$489
Private investors	278	55	342	72
Mortgage insurers(1)	241	54	67	14

Total(2)	4,062	$845	2,727	$575

(1)
Represents the insurer's rejection of a claim for loss reimbursement that has yet to be resolved. To the extent that mortgage insurance will not cover the claim on a loan, Citi may have to make the GSE or private investor whole.

(2)
Includes 428 and 673 claims, and $78 million and $128 million of original principal balance, for the three-month periods ended September 30, 2011 and 2010, respectively, pursuant to prior acquisitions of mortgage servicing rights which are covered by indemnification agreements from third parties in favor of Citi. Substantially all of these agreements expire prior to March 1, 2012. The expiration of these indemnification agreements is considered in determining the repurchase reserve.

        The representation and warranty claims by claimant for the nine-month periods ended September 30, 2011 and 2010, respectively, were as follows:

	September 30, 2011		September 30, 2010
In millions of dollars	Number of claims	Original principal balance	Number of claims	Original principal balance
GSEs	10,552	$2,281	8,133	$1,699
Private investors	1,367	281	962	246
Mortgage insurers(1)	578	129	194	42

Total(2)	12,497	$2,691	9,289	$1,987

(1)
Represents the insurer's rejection of a claim for loss reimbursement that has yet to be resolved. To the extent that mortgage insurance will not cover the claim on a loan, Citi may have to make the GSE or private investor whole.

(2)
Includes 1,390 and 2,120 claims, and $230 million and $444 million of original principal balance, for the nine-month periods ended September 30, 2011 and 2010, respectively, pursuant to prior acquisitions of mortgage servicing rights which are covered by indemnification agreements from third parties in favor of Citi. Substantially all of these agreements expire prior to March 1, 2012. The expiration of these indemnification agreements is considered in determining the repurchase reserve.

        The number of unresolved claims by type of claimant as of September 30, 2011 and December 31, 2010, respectively, was as follows:

	September 30, 2011		December 31, 2010
In millions of dollars	Number of claims(1)	Original principal balance	Number of claims	Original principal balance
GSEs	5,850	$1,239	5,257	$1,123
Private investors	402	86	581	128
Mortgage insurers	110	24	78	17

Total(2)	6,362	$1,349	5,916	$1,268

(1)
For GSEs, the response to the repurchase claim is required within 90 days of the claim receipt. If Citi does not respond within 90 days, the claim would then be discussed between Citi and the GSE. For private investors, the time period for responding is governed by the individual sale agreement. If the specified timeframe is exceeded, the investor may choose to initiate legal action.

(2)
Includes 705 and 1,333 claims, and $129 million and $267 million of original principal balance, as of September 30, 2011 and December 31, 2010, respectively, pursuant to prior acquisitions of mortgage servicing rights which are covered by indemnification agreements from third parties in favor of Citi. Substantially all of these agreements expire prior to March 1, 2012. The expiration of these indemnification agreements is considered in determining the repurchase reserve.

Securities and Banking-Sponsored Private-Label Residential Mortgage Securitizations—Representations and Warranties

        Over the years, S&B has been a sponsor of private-label residential mortgage-backed securitizations. Residential mortgage securitizations sponsored by Citi's S&B business have represented a much smaller portion of Citi's business than Citi's Consumer residential mortgage business discussed above.

        As previously disclosed, during the period 2005 through 2008, S&B sponsored approximately $66 billion in private-label mortgage-backed securitization transactions which were backed by loan collateral composed of approximately $15.5 billion prime, $12.4 billion Alt-A and $38.6 billion subprime residential mortgage loans. As of September 30, 2011, approximately $24 billion of this amount remains outstanding as a result of repayments of approximately $34.0 billion and cumulative losses (incurred by the issuing trusts) of approximately $8.3 billion (of which approximately $6.4 billion related to subprime loans). Of the amount remaining outstanding, approximately $6.4 billion is backed by prime residential mortgage collateral at origination, approximately $5.1 billion by Alt-A and approximately $12.7 billion by subprime. As of September 30, 2011, these loans had a 90 days or more delinquency rate in the aggregate of approximately 26.6%. In addition, 3.4% of these outstandings were real estate owned (REO).

        The mortgages included in these securitizations were purchased from parties outside of S&B; fewer than 2% of the mortgages underlying the transactions outstanding as of September 30, 2011 were originated by Citi. In addition, fewer than 10% of the mortgages are serviced by Citi (the mortgages serviced by Citi are included in the $421 billion of residential mortgage loans referenced under "Consumer Mortgage Representations and Warranties" above).

        In connection with these securitization transactions, representations and warranties (representations) relating to the mortgages included in each trust issuing the securities were made either by Citi, by third-party sellers (Selling Entities, which were also often the originators of the loans), or both. These representations were generally made or assigned to the issuing trust and related to, among other things, the following:

  •
  the absence of fraud on the part of the borrower, the seller or any appraiser, broker or other party involved in the origination of the mortgage (which was sometimes wholly or partially limited to the knowledge of the representation provider);

  •
  whether the mortgage property was occupied by the borrower as his or her principal residence;

  •
  the mortgage's compliance with applicable federal, state and local laws;

  •
  whether the mortgage was originated in conformity with the originator's underwriting guidelines; and

  •
  detailed data concerning the mortgages that were included on the mortgage loan schedule.

        The specific representations relating to the mortgages in each securitization varied, however, depending on various factors such as the Selling Entity, rating agency requirements and whether the mortgages were considered prime, Alt-A or subprime in credit quality.

        In the event of a breach of its representations, Citi may be required either to repurchase the mortgage with the identified defects (generally at unpaid principal balance plus accrued interest) or indemnify the investors for their losses. For securitizations in which Citi made representations, Citi generally also received from the Selling Entities similar representations, with the exception of certain limited representations required by, among others, the rating agencies. In cases where Citi made representations and also received the same representations from the Selling Entity for a particular loan, if Citi receives a claim based on breach of those representations in respect of the loan, it may have a contractual right to pursue a similar (back-to-back) claim against the Selling Entity (see discussion below). If only the Selling Entity made representations with respect to a particular loan, then only the Selling Entity should be responsible for a claim based on breach of the representations.

        For the majority of the securitizations where Citi made representations and received similar representations from Selling Entities, Citi currently believes that with respect to the securitizations backed by prime and Alt-A collateral, if it received a repurchase claim for those loans, it would have back-to-back claims against the Selling Entities that the Selling Entities would likely be in a position to honor. However, for the significant majority of the subprime collateral where Citi has back-to-back claims against Selling Entities, Citi believes that those Selling Entities would be unlikely to honor back-to-back claims because they are in bankruptcy, liquidation, or financial distress. In those situations, in the event that claims for breaches of representations were made against Citi, the Selling Entities' financial condition might preclude Citi from obtaining back-to-back recoveries from them.

        To date, Citi has received actual claims for breaches of representations relating to only a small percentage of the mortgages included in its securitization transactions, although the pace of claims remains volatile. However, Citi has experienced, and may continue to experience in the future, an increase in the level of inquiries relating to the above securitization transactions, particularly requests for loan files, among other matters, from trustees of securitization trusts and others. These inquiries may or may not lead to actual claims for breaches of representations; however, given the continued increased focus on mortgage-related matters, as well as the increasing level of litigation and regulatory activity relating to mortgage loans and mortgage-backed securities, not just for Citi but for the industry as a whole (for information on litigation and regulatory proceedings involving Citigroup, see Note 23 to the Consolidated Financial Statements), Citi continues to monitor this claim activity closely.

        In addition to the above securitization transactions, as previously disclosed, during the period 2005 through 2008, S&B sold approximately $5.9 billion in whole loan mortgages, primarily to private investors. These loans were generally sold on a "servicer released" basis and, as a result, S&B is not able to determine the current outstanding balances of these loans. Only a small percentage of these loans were sold with representations by S&B that remain in effect and, to date, S&B has received claims for breaches of representations relating to only a small percentage of these loan sales.

        Other potential liability exists with respect to S&B's mortgage-related activities, including potential liability arising from underwriting of residential mortgage-backed securities. For example, S&B participated in the underwriting of the above-referenced S&B-sponsored securitizations, as well as other residential mortgage-backed securities. For additional information on litigation related to these activities, see Note 23 to the Consolidated Financial Statements.

CORPORATE LOAN DETAILS

Corporate Credit Portfolio

        The following table represents the Corporate credit portfolio (excluding Private Bank), before consideration of collateral, by maturity at September 30, 2011. The Corporate portfolio is broken out by direct outstandings, which include drawn loans, overdrafts, interbank placements, bankers' acceptances and leases, and unfunded commitments, which include unused commitments to lend, letters of credit and financial guarantees.

	At September 30, 2011				At December 31, 2010
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$188	$54	$12	$254	$191	$43	$8	$242
Unfunded lending commitments	160	134	21	315	174	94	19	287
Total	$348	$188	$33	$569	$365	$137	$27	$529

Portfolio Mix

        The Corporate credit portfolio is diverse across geography, counterparty and industry. The following table shows the percentage of direct outstandings and unfunded commitments by region:

	September 30, 2011	December 31, 2010
North America	47%	47%
EMEA	27	28
Latin America	8	7
Asia	18	18
Total	100%	100%

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

        The following table presents the Corporate credit portfolio by facility risk rating at September 30, 2011 and December 31, 2010, as a percentage of the total portfolio:

	Direct outstandings and unfunded commitments
	September 30, 2011	December 31, 2010
AAA/AA/A	54%	56%
BBB	28	26
BB/B	14	13
CCC or below	3	5
Unrated	1	—

Total	100%	100%

        The Corporate credit portfolio is diversified by industry, with a concentration in the financial sector, including banks, other financial institutions, insurance companies, investment banks and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total Corporate portfolio:

	Direct outstandings and unfunded commitments
	September 30, 2011	December 31, 2010
Public sector	18%	19%
Transportation and industrial	16	16
Petroleum, energy, chemical and metal	15	15
Banks/broker-dealers	14	14
Consumer retail and health	13	12
Technology, media and telecom	8	8
Insurance and special purpose vehicles	5	5
Hedge funds	4	3
Other industries(1)	4	4
Real estate	3	4

Total	100%	100%

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

        At September 30, 2011 and December 31, 2010, $47.3 billion and $49.0 billion, respectively, of credit risk exposures were economically hedged. Citigroup's expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other risk mitigants. In addition, the reported amounts of direct outstandings and unfunded commitments above do not reflect the impact of these hedging transactions. At September 30, 2011 and December 31, 2010, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution, respectively:

Rating of Hedged Exposure

	September 30, 2011	December 31, 2010
AAA/AA/A	40%	53%
BBB	45	32
BB/B	13	11
CCC or below	2	4

Total	100%	100%

        At September 30, 2011 and December 31, 2010, the credit protection was economically hedging underlying credit exposures with the following industry distribution:

Industry of Hedged Exposure

	September 30, 2011	December 31, 2010
Petroleum, energy, chemical and metal	20%	24%
Transportation and industrial	20	19
Public sector	17	13
Consumer retail and health	16	19
Technology, media and telecom	11	10
Banks/broker-dealers	8	7
Insurance and special purpose vehicles	5	4
Other industries(1)	3	4

Total	100%	100%

(1)
Includes all other industries, none of which is greater than 2% of the total hedged amount.

 EXPOSURE TO COMMERCIAL REAL ESTATE

        ICG and the SAP, through their business activities and as capital markets participants, incur exposures that are directly or indirectly tied to the commercial real estate (CRE) market, and LCL and RCB hold loans that are collateralized by CRE. These exposures are represented primarily by the following three categories:

        (1)   Assets held at fair value included approximately $6.8 billion at September 30, 2011, of which approximately $5.5 billion are securities, loans and other items linked to CRE that are carried at fair value as trading account assets, approximately $1.1 billion are securities backed by CRE carried at fair value as available-for-sale (AFS) investments and approximately $0.2 billion are other exposures classified as other assets. Changes in fair value for trading account assets are reported in current earnings, while AFS investments are reported in Accumulated other comprehensive income (loss) with credit-related other-than-temporary impairments reported in current earnings.

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

        (2)   Assets held at amortized cost included approximately $1.4 billion of securities classified as held-to-maturity (HTM) and approximately $26.2 billion of loans and commitments, each as of September 30, 2011. HTM securities are accounted for at amortized cost, subject to other-than-temporary impairment evaluation. Loans and commitments are recorded at amortized cost, less loan loss reserves. The impact from changes in credit is reflected in the calculation of the allowance for loan losses and in net credit losses.

        (3)   Equity and other investments included approximately $3.4 billion of equity and other investments (such as limited partner fund investments) at September 30, 2011 that are accounted for under the equity method, which recognizes gains or losses based on the investor's share of the net income of the investee.

        The following table provides a summary of Citigroup's global CRE funded and unfunded exposures at September 30, 2011 and December 31, 2010:

In billions of dollars	September 30, 2011	December 31, 2010
Institutional Clients Group
CRE exposures carried at fair value (including AFS securities)	$5.6	$4.4
Loans and unfunded commitments	18.9	17.5
HTM securities	1.4	1.5
Equity method investments	3.2	3.5

Total ICG	$29.1	$26.9

Special Asset Pool
CRE exposures carried at fair value (including AFS)	$0.6	$0.8
Loans and unfunded commitments	2.8	5.1
HTM securities	—	0.1
Equity method investments	0.2	0.2

Total SAP	$3.6	$6.2

Regional Consumer Banking
Loans and unfunded commitments	$2.8	$2.7

Local Consumer Lending
Loans and unfunded commitments	$1.7	$4.0

Brokerage and Asset Management
CRE exposures carried at fair value	$0.6	$0.5

Total Citigroup	$37.8	$40.3

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

	September 30, 2011		June 30, 2011		September 30, 2010
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar
Instantaneous change	$168	NM	$166	NM	$(302)	NM
Gradual change	242	NM	110	NM	(189)	NM

Mexican peso
Instantaneous change	$131	$(131)	$123	$(123)	$88	$(88)
Gradual change	80	(80)	79	(79)	50	(50)

Euro
Instantaneous change	$125	(122)	$50	(48)	$38	NM
Gradual change	70	(70)	30	(30)	20	NM

Japanese yen
Instantaneous change	$95	NM	$87	NM	$85	NM
Gradual change	55	NM	51	NM	58	NM

Pound sterling
Instantaneous change	$51	NM	$45	NM	$24	NM
Gradual change	27	NM	25	NM	14	NM

NM
Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the yield curve.

        The changes in the U.S. dollar IRE from the previous quarter reflect changes in the customer-related asset and liability mix, the expected impact of market rates on customer behavior and purchases in the liquidity portfolio. The changes from the prior-year quarter primarily reflected asset sales, pricing changes due to the CARD Act, debt issuance and swapping activities, and repositioning of the liquidity portfolio.

        Certain trading-oriented businesses within Citi have accrual-accounted positions. The U.S. dollar IRE associated with these businesses is $64 million for a 100 basis point instantaneous increase in interest rates.

        The following table shows the risk to NIR from six different changes in the implied-forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	—	100	200	(200)	(100)	—
10-year rate change (bps)	(100)	—	100	(100)	—	100

Impact to net interest revenue (in millions of dollars)	$(186)	$286	$350	NM	NM	$80

NM
Not meaningful. A 100 basis point or more decrease in the overnight rate would imply negative rates for the yield curve.

Value at Risk for Trading Portfolios

        Value at risk (VAR) estimates, at a 99% confidence level, the potential decline in the value of a position or a portfolio under normal market conditions. Citigroup uses full Monte Carlo simulation, which Citi believes is conservatively calibrated to incorporate the greater of short-term (most recent month) and long-term (up to three years) market volatility. The Monte Carlo simulation involves approximately 300,000 market factors, making use of 180,000 time series, with market factors updated daily and model parameters updated weekly.

        The conservative features of the VAR calibration contributes approximately a 20% add-on to what would be a VAR estimated under the assumption of stable and perfectly normally distributed markets. Under normal and stable market conditions, Citi would thus expect the number of days where trading losses exceed its VAR to be less than 2 or 3 exceptions per year; periods of unstable market conditions could increase the number of these exceptions. During the last four quarters, there was one back testing exception where trading losses exceeded the VAR estimate at the Citigroup level.

        For Citigroup's major trading centers, the aggregate pretax VAR in the trading portfolios was $266 million, $202 million, $204 million and $226 million at September 30, 2011, June 30, 2011, March 31, 2011 and September 30, 2010, respectively. Daily Citigroup trading VAR averaged $224 million and ranged from $159 million to $274 million during the third quarter of 2011. At the Citigroup level, the VAR increase was driven by a combination of changes in positions in the portfolio and by the increase in market volatility. The main driver of the impact due to position changes was a change in the risk profile of equity markets within S&B and the corollary loss of diversification benefits across the portfolio.

        The following table summarizes VAR for Citigroup trading portfolios at September 30, 2011, June 30, 2011 and September 30, 2010, including the total VAR, the specific risk-only component of VAR and the isolated general market factor VAR, along with the quarterly averages.

In millions of dollars	September 30, 2011	Third Quarter 2011 Average	June 30, 2011	Second Quarter 2011 Average	September 30, 2010	Third Quarter 2010 Average
Interest rate	$271	$251	$258	$230	$274	$252
Foreign exchange	82	59	53	60	68	72
Equity	51	52	42	46	33	53
Commodity	22	22	20	25	30	26
Diversification benefit	(160)	(160)	(171)	(177)	(179)	(190)

Total—All market risk factors, including general and specific risk	$266	$224	$202	$184	$226	$213

Specific risk-only component(1)	$52	$28	$21	$16	$29	$19

Total—General market factors only	$214	$196	$181	$168	$197	$194

(1)
The specific risk-only component represents the level of equity and fixed income issuer-specific risk embedded in VAR.

        The table below provides the range of market factor VARs, inclusive of specific risk, across the quarters ended:

	September 30, 2011		June 30, 2011		September 30, 2010
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$208	$297	$190	$322	$231	$285
Foreign exchange	34	87	35	92	55	90
Equity	26	86	27	82	32	86
Commodity	17	30	19	33	22	33

        The following table provides the VAR for S&B for the third and second quarter of 2011.

In millions of dollars	September 30, 2011	June 30, 2011
Total—All market risk factors, including general and specific risk	$188	$143

Average—during quarter	$168	$139
High—during quarter	205	188
Low—during quarter	116	104

 INTEREST REVENUE/EXPENSE AND YIELDS

Average Rates—Interest Revenue, Interest Expense, and Net Interest Margin

In millions of dollars	3rd Qtr. 2011	2nd Qtr. 2011	3rd Qtr. 2010	Change 3Q11 vs. 3Q10
Interest revenue	$18,282	$18,706	$19,427	(6)%
Interest expense	6,030	6,436	6,183	(2)%

Net interest revenue(1)(2)(3)	$12,252	$12,270	$13,244	(7)%

Interest revenue—average rate	4.23%	4.29%	4.50%	(27	) bps
Interest expense—average rate	1.62%	1.69%	1.62%	—
Net interest margin	2.83%	2.82%	3.06%	(23	) bps

Interest-rate benchmarks
Federal Funds rate—end of period	0.00-0.25%	0.00-0.25%	0.00-0.25%	—
Federal Funds rate—average rate	0.00-0.25%	0.00-0.25%	0.00-0.25%	—

Two-year U.S. Treasury note—average rate	0.28%	0.56%	0.54%	(26	) bps
10-year U.S. Treasury note—average rate	2.41%	3.20%	2.78%	(37	) bps

10-year vs. two-year spread	213 bps	264 bps	244 bps

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $138 million, $122 million and $116 million for the three months ended September 30, 2011, June 30, 2011 and September 30, 2010, respectively.

(2)
Excludes expenses associated with hybrid financial instruments and beneficial interests in consolidated VIEs. These obligations are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

(3)
Net interest revenue includes the FDIC assessment and deposit insurance fees and charges of $387 million, $367 million and $226 million for the three months ended September 30, 2011, June 30, 2011 and September 30, 2010, respectively.

        A significant portion of Citi's business activities are based upon gathering deposits and borrowing money and then lending or investing those funds, or participating in market making activities in tradable securities. The net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.

        During the third quarter of 2011, Citi's NIM remained relatively flat as compared to the prior quarter, increasing by approximately 1 basis point. Year-over-year, NIM decreased by approximately 23 basis points, primarily driven by the continued run-off and sales of higher-yielding assets in Citi Holdings and lower investment yields driven by the continued low interest rate environment, partially offset by the growth of lower-yielding loans in Citicorp. Absent any significant changes or events (e.g., a significant portfolio sale in Citi Holdings), Citi expects NIM will likely continue to reflect the pressure of a low interest rate environment and thus is likely to continue to decline by several basis points each quarter over the near term.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars	3rd Qtr. 2011	2nd Qtr. 2011	3rd Qtr. 2010	3rd Qtr. 2011	2nd Qtr. 2011	3rd Qtr. 2010	3rd Qtr. 2011	2nd Qtr. 2011	3rd Qtr. 2010
Assets
Deposits with banks(5)	$167,808	$173,728	$160,541	$423	$460	$318	1.00%	1.06%	0.79%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$154,573	$166,793	$155,053	$362	$360	$441	0.93%	0.87%	1.13%
In offices outside the U.S.(5)	126,460	113,356	91,891	586	543	366	1.84	1.92	1.58

Total	$281,033	$280,149	$246,944	$948	$903	$807	1.34%	1.29%	1.30%

Trading account assets(7)(8)
In U.S. offices	121,915	$124,366	$122,799	$1,013	$1,107	$1,052	3.30%	3.57%	3.40%
In offices outside the U.S.(5)	153,835	154,170	150,503	1,081	1,128	991	2.79	2.93	2.61

Total	$275,750	$278,536	$273,302	$2,094	$2,235	$2,043	3.01%	3.22%	2.97%

Investments
In U.S. offices
Taxable	$164,497	$175,106	$181,513	$775	$818	$1,102	1.87%	1.87%	2.41%
Exempt from U.S. income tax	13,705	13,319	14,780	237	219	221	6.86	6.60	5.93
In offices outside the U.S.(5)	118,652	129,960	131,275	1,025	1,181	1,324	3.43	3.64	4.00

Total	$296,854	$318,385	$327,568	$2,037	$2,218	$2,647	2.72%	2.79%	3.21%

Loans (net of unearned income)(9)
In U.S. offices	$366,248	$370,513	$396,518	$7,272	$7,302	$8,248	7.88%	7.90%	8.25%
In offices outside the U.S.(5)	278,214	275,681	253,016	5,402	5,472	5,087	7.70	7.96	7.98

Total	$644,462	$646,194	$649,534	$12,674	$12,774	$13,335	7.80%	7.93%	8.15%

Other interest-earning assets	$50,755	$50,432	$56,542	$106	$116	$277	0.83%	0.92%	1.94%

Total interest-earning assets	$1,716,662	$1,747,424	$1,714,431	$18,282	$18,706	$19,427	4.23%	4.29%	4.50%

Non-interest-earning assets(7)	247,003	234,882	219,977
Total assets from discontinued operations	—	—	44,671

Total assets	$1,963,665	$1,982,306	$1,979,079

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $138 million, $122 million and $116 million for the three months ended September 30, 2011, June 30, 2011 and September 30, 2010, respectively.

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

(9)
Includes cash-basis loans.

 AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars	3rd Qtr. 2011	2nd Qtr. 2011	3rd Qtr. 2010	3rd Qtr. 2011	2nd Qtr. 2011	3rd Qtr. 2010	3rd Qtr. 2011	2nd Qtr. 2011	3rd Qtr. 2010
Liabilities
Deposits
In U.S. offices
Savings deposits(5)	$194,553	$194,337	$196,724	$527	$518	444	1.07%	1.07%	0.90%
Other time deposits	26,595	29,624	44,103	34	77	98	0.51	1.04	0.88
In offices outside the U.S.(6)	484,081	499,800	487,128	1,667	1,635	1,588	1.37	1.31	1.29

Total	$705,229	$723,761	$727,955	$2,228	$2,230	$2,130	1.25%	1.24%	1.16%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$116,944	$118,376	$115,961	$175	$241	188	0.59%	0.82%	0.64%
In offices outside the U.S.(6)	101,472	103,323	89,454	621	692	483	2.43	2.69	2.14
Total	$218,416	$221,699	$205,415	$796	$933	671	1.45%	1.69%	1.30%

Trading account liabilities(8)(9)
In U.S. offices	$43,032	$37,731	$35,725	$54	$114	79	0.50%	1.21%	0.88%
In offices outside the U.S.(6)	53,676	54,114	39,740	37	54	29	0.27	0.40	0.29

Total	$96,708	$91,845	$75,465	$91	$168	108	0.37%	0.73%	0.57%

Short-term borrowings
In U.S. offices	$80,189	$91,339	$103,866	$14	$27	153	0.07%	0.12%	0.58%
In offices outside the U.S.(6)	45,605	38,055	41,052	141	141	60	1.23	1.49	0.58

Total	$125,794	$129,394	$144,918	$155	$168	213	0.49%	0.52%	0.58%

Long-term debt(10)
In U.S. offices	$313,762	$339,033	$344,375	$2,594	$2,735	2,837	3.28%	3.24%	3.27%
In offices outside the U.S.(6)	15,968	19,348	19,558	166	202	224	4.12	4.19	4.54

Total	$329,730	$358,381	$363,933	$2,760	$2,937	3,061	3.32%	3.29%	3.34%

Total interest-bearing liabilities	$1,475,877	$1,525,080	$1,517,686	$6,030	$6,436	6,183	1.62%	1.69%	1.62%

Demand deposits in U.S. offices	14,797	19,644	15,046
Other non-interest-bearing liabilities(8)	293,548	260,873	240,974
Total liabilities from discontinued operations	—	—	44,385

Total liabilities	$1,784,222	$1,805,597	$1,818,091

Citigroup equity(11)	$177,465	$174,628	$158,416
Noncontrolling interest	$1,978	$2,081	$2,572

Total stockholders' equity(11)	$179,443	$176,709	$160,988

Total liabilities and stockholders' equity	$1,963,665	$1,982,306	$1,979,079

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$954,004	$992,942	$1,006,417	$6,410	$6,265	$7,473	2.67%	2.53%	2.90%
In offices outside the U.S.(6)	762,658	754,482	708,014	5,842	6,005	5,771	3.04	3.19	3.23

Total	$1,716,662	$1,747,424	$1,714,431	$12,252	$12,270	$13,244	2.83%	2.82%	3.06%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $138 million, $122 million and $116 million for the three months ended September 30, 2011, June 30, 2011 and September 30, 2010, respectively.

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

(5)
Savings deposits consist of Insured Money Market accounts, NOW accounts and other savings deposits. The interest expense includes the FDIC assessment and deposit insurance fees and charges of $387 million, $367 million and $226 million for the three months ended September 30, 2011, June 30, 2011 and September 30, 2010, respectively.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

Taxable Equivalent Basis

	Average Volume		Interest Revenue		% Average Rate
In millions of dollars	Nine Months 2011	Nine Months 2010	Nine Months 2011	Nine Months 2010	Nine Months 2011	Nine Months 2010
Assets
Deposits with banks(5)	$173,682	$165,083	$1,342	$899	1.03%	0.73%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$157,469	$167,123	$1,114	$1,364	0.95%	1.09%
In offices outside the U.S.(5)	114,662	84,333	1,575	976	1.84	1.55

Total	$272,131	$251,456	$2,689	$2,340	1.32%	1.24%

Trading account assets(7)(8)
In U.S. offices	$126,099	$128,350	$3,253	$3,194	3.45%	3.33%
In offices outside the U.S.(5)	150,804	150,845	3,109	2,786	2.76	2.47

Total	$276,903	$279,195	$6,362	$5,980	3.07%	2.86%

Investments(1)
In U.S. offices
Taxable	$171,824	$163,331	$2,543	$3,792	1.98%	3.10%
Exempt from U.S. income tax	13,340	15,218	729	659	7.31	5.79
In offices outside the U.S.(5)	126,717	138,215	3,491	4,359	3.68	4.22

Total`	$311,881	$316,764	$6,763	$8,810	2.90%	3.72%

Loans (net of unearned income)(9)
In U.S. offices	$371,157	$445,349	$22,019	$26,937	7.93%	8.09%
In offices outside the U.S.(5)	272,072	253,619	15,717	15,324	7.72	8.08

Total	$643,229	$698,968	$37,736	$42,261	7.84%	8.08%

Other interest-earning assets	$50,227	$51,318	$373	$555	0.99%	1.45%
Total interest-earning assets	$1,728,053	$1,762,784	$55,265	$60,845	4.28%	4.61%

Non-interest-earning assets(7)	237,656	225,408
Total assets from discontinued operations	891	14,890

Total assets	$1,966,600	$2,003,082

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $384 million and $395 million for the nine months ended September 30, 2011 and 2010, respectively.

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

(9)
Includes cash-basis loans.

 AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

Taxable Equivalent Basis

	Average Volume		Interest Expense		% Average Rate
In millions of dollars	Nine Months 2011	Nine Months 2010	Nine Months 2011	Nine Months 2010	Nine Months 2011	Nine Months 2010
Liabilities
Deposits
In U.S. offices
Savings deposits(5)	$193,729	$187,020	$1,436	$1,363	0.99%	0.97%
Other time deposits	29,693	48,888	220	341	0.99	0.93
In offices outside the U.S.(6)	491,469	481,231	4,816	4,542	1.31	1.26

Total	$714,891	$717,139	$6,472	$6,246	1.21%	1.16%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$117,878	$124,755	$591	$604	0.67%	0.65%
In offices outside the U.S.(6)	100,699	89,887	1,875	1,518	2.49	2.26

Total	$218,577	$214,642	$2,466	$2,122	1.51%	1.32%

Trading account liabilities(8)(9)
In U.S. offices	$38,541	$36,025	$219	$211	0.76%	0.78%
In offices outside the U.S.(6)	51,235	43,391	124	66	0.32	0.20

Total	$89,776	$79,416	$343	$277	0.51%	0.47%

Short-term borrowings
In U.S. offices	$88,519	$126,304	$110	$538	0.17%	0.57%
In offices outside the U.S.(6)	41,296	34,114	383	166	1.24	0.65
Total	$129,815	$160,418	$493	$704	0.51%	0.59%

Long-term debt(10)
In U.S. offices	$333,451	$377,671	$8,178	$8,954	3.28%	3.17%
In offices outside the U.S.(6)	18,535	22,961	565	651	4.08	3.79

Total	$351,986	$400,632	$8,743	$9,605	3.32%	3.21%

Total interest-bearing liabilities	$1,505,045	$1,572,247	$18,517	$18,954	1.64%	1.61%

Demand deposits in U.S. offices	17,752	15,569
Other non-interest bearing liabilities(8)	268,695	244,077
Total liabilities from discontinued operations	13	14,795
Total liabilities	$1,791,505	$1,846,688

Total Citigroup equity(11)	$172,957	$154,069

Noncontrolling interest	$2,138	$2,325

Total Equity	$175,095	$156,394

Total liabilities and stockholders' equity	$1,966,600	$2,003,082

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$977,643	$1,058,255	$19,383	$24,316	2.65%	3.07%
In offices outside the U.S.(6)	750,410	704,529	17,365	17,575	3.09	3.34
Total	$1,728,053	$1,762,784	$36,748	$41,891	2.84%	3.18%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $384 million and $395 million for the nine months ended September 30, 2011 and 2010, respectively.

(2)
Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.

(3)
Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.

(4)
Detailed average volume, interest revenue and interest expense exclude discontinued operations.

(5)
Savings deposits consist of Insured Money Market Rate accounts, NOW accounts, and other savings deposits. The interest expense includes the FDIC assessment and deposit insurance fees and charges of $974 million and $691 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

 ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

Taxable Equivalent Basis

	3rd Qtr. 2011 vs. 2nd Qtr. 2011			3rd Qtr. 2011 vs. 3rd Qtr. 2010
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits with banks(4)	$(15)	$(22)	$(37)	$15	$90	$105
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(27)	$29	$2	$(1)	$(78)	$(79)
In offices outside the U.S.(4)	61	(18)	43	153	67	220

Total	$34	$11	$45	$152	$(11)	$141

Trading account assets(5)
In U.S. offices	$(21)	$(73)	$(94)	$(8)	$(31)	$(39)
In offices outside the U.S.(4)	(2)	(45)	(47)	22	68	90

Total	$(23)	$(118)	$(141)	$14	$37	$51

Investments(1)
In U.S. offices	$(57)	$32	$(25)	$(115)	$(196)	$(311)
In offices outside the U.S.(4)	(100)	(56)	(156)	(120)	(179)	(299)

Total	$(157)	$(24)	$(181)	$(235)	$(375)	$(610)

Loans (net of unearned income)(6)
In U.S. offices	$(84)	$54	$(30)	$(612)	$(364)	$(976)
In offices outside the U.S.(4)	50	(120)	(70)	494	(179)	315

Total	$(34)	$(66)	$(100)	$(118)	$(543)	$(661)

Other interest-earning assets	$1	$(11)	$(10)	$(26)	$(145)	$(171)

Total interest revenue	$(194)	$(230)	$(424)	$(198)	$(947)	$(1,145)

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

(6)
Includes cash-basis loans.

 ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

Taxable Equivalent Basis

	3rd Qtr. 2011 vs. 2nd Qtr. 2011			3rd Qtr. 2011 vs. 3rd Qtr. 2010
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Deposits(4)
In U.S. offices	$(7)	$(27)	$(34)	$(46)	$65	$19
In offices outside the U.S.(5)	(52)	84	32	(10)	89	79

Total	$(59)	$57	$(2)	$(56)	$154	$98

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(3)	$(63)	$(66)	$2	$(15)	$(13)
In offices outside the U.S.(5)	(12)	(59)	(71)	69	69	138

Total	$(15)	$(122)	$(137)	$71	$54	$125

Trading account liabilities(6)
In U.S. offices	$14	$(74)	$(60)	$14	$(39)	$(25)
In offices outside the U.S.(5)	—	(17)	(17)	10	(2)	8

Total	$14	$(91)	$(77)	$24	$(41)	$(17)

Short-term borrowings
In U.S. offices	$(3)	$(10)	$(13)	$(29)	$(110)	$(139)
In offices outside the U.S.(5)	25	(25)	—	7	74	81

Total	$22	$(35)	$(13)	$(22)	$(36)	$(58)

Long-term debt
In U.S. offices	$(208)	$67	$(141)	$(253)	$10	$(243)
In offices outside the U.S.(5)	(35)	(1)	(36)	(39)	(19)	(58)

Total	$(243)	$66	$(177)	$(292)	$(9)	$(301)

Total interest expense	$(281)	$(125)	$(406)	$(275)	$122	$(153)

Net interest revenue	$87	$(105)	$(18)	$77	$(1,069)	$(992)

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

(4)
The interest expense on deposits includes the FDIC assessment and deposit insurance fees and charges of $387 million, $367 million and $226 million for the three months ended September 30, 2011, June 30, 2011 and September 30, 2010, respectively.

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

 ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)

Taxable Equivalent Basis

	Nine Months 2011 vs. Nine Months 2010
	Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)
Deposits at interest with banks(4)	$49	$394	$443

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(76)	$(174)	$(250)
In offices outside the U.S.(4)	394	205	599

Total	$318	$31	$349

Trading account assets(5)
In U.S. offices	$(57)	$116	$59
In offices outside the U.S.(4)	(1)	324	323

Total	$(58)	$440	$382

Investments(1)
In U.S. offices	$159	$(1,338)	$(1,179)
In offices outside the U.S.(4)	(344)	(524)	(868)

Total	$(185)	$(1,862)	$(2,047)

Loans (net of unearned income)(6)
In U.S. offices	$(4,410)	$(508)	$(4,918)
In offices outside the U.S.(4)	1,084	(691)	393

Total	$(3,326)	$(1,199)	$(4,525)

Other interest-earning assets	$(12)	$(170)	$(182)

Total interest revenue	$(3,214)	$(2,366)	$(5,580)

Deposits(7)
In U.S. offices	$(92)	$44	$(48)
In offices outside the U.S.(4)	98	176	274

Total	$6	$220	$226

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(34)	$21	$(13)
In offices outside the U.S.(4)	193	164	357

Total	$159	$185	$344

Trading account liabilities(5)
In U.S. offices	$14	$(6)	$8
In offices outside the U.S.(4)	14	44	58

Total	$28	$38	$66

Short-term borrowings
In U.S. offices	$(127)	$(301)	$(428)
In offices outside the U.S.(4)	41	176	217

Total	$(86)	$(125)	$(211)

Long-term debt
In U.S. offices	$(1,076)	$300	$(776)
In offices outside the U.S.(4)	(132)	46	(86)

Total	$(1,208)	$346	$(862)

Total interest expense	$(1,101)	$664	$(437)

Net interest revenue	$(2,113)	$(3,030)	$(5,143)

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

(6)
Includes cash-basis loans.

(7)
The interest expense includes the FDIC assessment and deposit insurance fees and charges of $974 million and $691 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.

 COUNTRY AND CROSS-BORDER RISK

Country Risk Overview

        Country risk is the risk that an event in a country (precipitated by developments within or external to a country) will impair the value of Citi's franchise or will adversely affect the ability of obligors within that country to honor their obligations to Citi. Country risk events may include sovereign defaults, banking crises, currency crises and/or political events.

        The information below is based on Citi's internal risk management measures. The country designation in Citi's risk management systems is based on the country to which the client relationship, taken as a whole, is most directly exposed to economic, financial, socio-political or legal risks. This includes exposure to subsidiaries within the client relationship that are domiciled outside of the country.

        Citi assesses the risk of loss associated with certain of the country exposures on a regular basis. These analyses take into consideration alternative scenarios that may unfold, as well as specific characteristics of Citi's portfolio, such as transaction structure and collateral. Citi currently believes that the risk of loss associated with the exposures set forth below is likely materially lower than the exposure amounts disclosed below and is sized appropriately relative to its franchise in these countries.

        The sovereign entities of all the countries disclosed below, as well as the financial institutions and corporations domiciled in these countries, are important clients in the global Citi franchise. Citi fully expects to maintain its presence in these markets to service all of its global customers. As such, Citi's exposure in these countries may vary over time, based upon client needs and transaction structures.

In billions of dollars as of September 30, 2011	GIIPS(1)	Belgium & France
Gross Funded Exposure(2)	$20.6	$14.4

Less: Margin and Collateral(3)	$(4.1)	$(6.8)
Less: Purchased Credit Protection(4)	(9.2)	(5.5)

	$(13.3)	$(12.4)

Net Current Funded Exposure	$7.2	$2.0

Additional Collateral Received, Not Reducing Amounts Above(5)	$(4.4)	$(4.1)

Net Current Funded Exposure Detail
Trading/AFS	$(0.6)	$(0.1)
Credit Exposure
Sovereigns	1.6	(0.0)
Financial Institutions	2.1	2.3
Corporations	4.2	(0.2)

Net Current Funded Exposure	$7.2	$2.0

Note: Information based on Citi's internal risk management measures.

(1)
Greece, Ireland, Italy, Portugal, Spain

(2)
Does not include:

  •
  Unfunded commitments of $9.2 billion to GIIPS (of which $8.4 billion was to corporations, $0.4 billion was to sovereigns and $0.4 billion was to financial institutions) and $18.0 billion to Belgium and France (of which $12.4 billion was to corporations, $4.2 billion was to financial institutions and $1.4 billion was to sovereigns), each as of September 30, 2011. As evidenced by the numbers above, these unfunded commitments are primarily to multinational corporations headquartered in the GIIPS and France. These unused committed facilities may be drawn by the borrower upon meeting certain standard conditions, including confirmation that there are no events of default, which would include an insolvency event of default.

  •
  Gross funded credit exposure on secured securities financing transactions for the GIIPS and Belgium and France but does include the net receivable value of these transactions, netting the value of the collateral (e.g., securities borrowed or purchased under agreements to resell), after valuation adjustments ("haircuts"), against receivables. This is consistent with Citi's internal risk management measures and reflects the fact that Citi maintains direct control of the collateral underlying these transactions.

(3)
Margin posted under legally-enforceable margin agreements and collateral pledged under bankruptcy-remote structures. As discussed in note 2 above, does not include collateral received on secured securities financing transactions.

(4)
Credit protection purchased from financial institutions predominately outside of GIIPS, France and Belgium. As the counterparties on this purchased credit protection are predominantly from financial institutions outside of GIIPS, France and Belgium, the related counterparty credit exposure is not included in the amounts set forth in the table. In addition, such protection generally pays out only upon the occurrence of certain credit events with respect to the country or borrower covered by the protection, as determined by a committee composed of dealers and other market participants. The credit events do not fully cover all situations that may adversely affect the value of Citi's exposure and, accordingly, Citi could still experience losses despite the existence of the credit protection.

(5)
In some cases, Citi accepts pledged collateral from creditworthy corporations that is less than the full loan amount, but is a credit enhancement to the overall transaction structure. As of September 30, 2011, Citi held approximately $4.4 billion and $4.1 billion of such collateral in the GIIPS and Belgium and France, respectively. Consistent with Citi's internal risk management measures, this additional collateral has not been deducted from the reported exposures.

GIIPS

        As of September 30, 2011, Citi's net current funded exposure to the sovereign entities of Greece, Ireland, Italy, Portugal and Spain (GIIPS), as well as financial institutions and multi-national and local corporations domiciled in these countries, totaled approximately $7.2 billion, down from $11.6 billion(1) at June 30, 2011. Each component is described below in more detail.

(1)
As part of Citi's regular assessments of its country risk exposure, the net exposure to the GIIPS sovereign entities as well as financial institutions and multi-national corporations and local corporations domiciled in these countries at June 30, 2011, previously disclosed as $13.5 billion, has been revised to net $1.9 billion of exposure from a fully-collateralized transaction in a bankruptcy-remote structure. The related collateral is included in the collateral amounts as of September 30, 2011 in the table above.

        Within the GIIPS net current funded exposure of $7.2 billion, less than $0.3 billion is exposure to the Greece sovereign entity or to Greek financial institutions.

Net Trading/AFS exposure—$(0.6) billion

        Included in the net current funded exposure at September 30, 2011 was a net position of $(0.6) billion in securities and derivatives with the GIIPS sovereigns, financial institutions and corporations as the issuer or reference entity, which are held in Citi's trading and AFS portfolios. These portfolios are marked-to-market daily and, as previously disclosed, Citi's trading exposure levels vary as it maintains inventory consistent with customer needs.

Net current funded credit exposure—$7.2 billion

        As of September 30, 2011, the net current funded credit exposure to the GIIPS sovereigns, financial institutions and corporations was $1.6 billion, $2.1 billion and $4.2 billion respectively. Net current funded credit exposure includes funded loans as well as credit exposure to clients arising from client-driven derivative transactions, with the majority in the form of funded loans. Consistent with Citi's internal risk management measures and as set forth in the table above, net current funded credit exposure on derivatives and loans has been reduced by $4.1 billion of margin, of which more than half is in the form of cash and the remainder is non-GIIPS, non-Belgium and France securities, posted under legally-enforceable margin agreements and collateral pledged under bankruptcy-remote structures, as well as $9.2 billion in purchased credit protection predominantly from financial institutions outside the GIIPS, Belgium and France (see notes 3 and 4 to the table above). As of September 30, 2011, approximately 60% of this purchased credit protection was on sovereign reference entities.

Other Activities

        Like other banks, Citi also provides settlement and clearing facilities for a variety of clients in these countries and actively monitors and manages these intra-day exposures. In addition, at September 30, 2011, Citi had approximately $8.2 billion of locally-funded exposure in the GIIPS, generally to retail customers and small businesses as part of its local lending activities. The vast majority of this exposure is in Citi Holdings (Spain and Greece).

Belgium & France

        As of September 30, 2011, Citi's net current funded exposure to the sovereign entities of Belgium and France, as well as financial institutions and multi-national and local corporations domiciled in these countries, totaled approximately $2.0 billion. Each component is described below in more detail.

Net Trading/AFS exposure—$(0.1) billion

        Included in the net current funded exposure at September 30, 2011 was a net position of $(0.1) billion in securities and derivatives with the Belgian and French sovereigns, financial institutions and corporations as the issuer or reference entity, which are held in trading and AFS portfolios. These portfolios are marked-to-market daily and, as previously disclosed, Citi's trading exposure levels vary as it maintains inventory consistent with customer needs.

Net current funded credit exposure—$2.0 billion

        At September 30, 2011, the net current funded credit exposure to Belgian and French sovereigns, financial institutions and corporations was less than $100 million, $2.3 billion and ($0.2) billion, respectively. Net current funded credit exposure includes funded loans as well as credit exposure to clients arising from client-driven derivative transactions, with the majority in the form of funded loans. Consistent with Citi's internal risk management measures and as set forth in the table above, net current funded credit exposure on derivatives and loans has been reduced by $6.8 billion of margin, predominately in the form of cash, posted under legally-enforceable margin agreements, as well as $5.5 billion in purchased credit protection predominantly from financial institutions outside the GIIPS, Belgium and France (see notes 3 and 4 to the table above).

Other Activities

        Like other banks, Citi also provides settlement and clearing facilities for a variety of clients in these countries and actively monitors and manages these intra-day exposures. In addition, at September 30, 2011, Citi had approximately $3.3 billion of locally-funded exposure in Belgium and France to retail customers and small businesses as part of its local lending activities. The vast majority of this exposure is in Citi Holdings (Belgium).

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

        The table below sets forth the countries where Citigroup's total cross-border outstandings, as defined by FFIEC guidelines, exceeded 0.75% of total Citigroup assets as of September 30, 2011 and December 31, 2010:

	Cross-Border Claims on Third Parties						September 30, 2011		December 31, 2010
In billions of U.S. dollars	Banks	Public	Private	Total	Trading and short-term claims(1)	Investments in and funding of local franchises	Total cross-border outstandings(2)	Commitments(3)	Total cross-border outstandings	Commitments(3)
France	$18.4	$3.6	$30.0	$52.0	$49.6	$—	$52.0	$58.6	$37.6	$56.0
Germany	16.3	25.7	4.5	46.5	44.5	—	46.5	49.2	33.6	55.3
United Kingdom	22.3	0.4	20.4	43.1	40.0	—	43.1	75.3	34.8	108.0
India	4.1	0.9	7.3	12.3	10.8	19.6	31.9	5.8	28.6	4.6
Cayman Islands	0.2	—	23.0	23.2	22.6	—	23.2	2.3	20.6	1.5
Brazil	2.6	2.3	6.5	11.4	8.5	7.4	18.8	23.4	16.0	22.2
Netherlands	6.3	1.3	10.2	17.8	14.2	0.1	17.9	27.9	14.2	34.4
Spain	5.4	2.3	3.8	11.5	8.3	4.6	16.1	23.7	11.5	17.5
Italy	1.5	11.1	1.9	14.5	13.5	0.8	15.3	30.9	13.0	24.9
Mexico	—	0.8	4.2	5.0	2.4	8.9	13.9	14.0	16.5	12.0

(1)
Included in total cross-border claims on third parties.

(2)
Cross-border outstandings, as described above and as required by FFIEC guidelines, generally do not recognize the benefit of margin received or hedge positions and recognize offsetting exposures only for certain products and relationships. As a result, market volatility in interest rates, foreign exchange rates and credit spreads, such as experienced in the third quarter of 2011, will cause the level of reported cross-border outstandings to increase, all else being equal.

(3)
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

  •
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

  •
  For country risk, loans are reported net of hedges and collateral pledged under bankruptcy-remote structures. For cross-border risk, loans are reported without taking hedges into account.

  •
  For country risk, securities in AFS and trading portfolios are reported on a net basis, netting long positions against short positions. For cross-border risk, securities in AFS and trading portfolios are not netted.

  •
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

  •
  For country risk, secured securities financing transactions, such as repos and reverse repos, as well as securities lent and borrowed, are reported on a net basis, based on their notional amounts reduced by any collateral. For cross-border risk, reverse repos and securities borrowed are reported based on notional amounts and do not include the value of any collateral received (repos and securities lent are not included in cross-border risk reporting).

DERIVATIVES

        See Note 18 to the Consolidated Financial Statements for a discussion and disclosures related to Citigroup's derivative activities. The following discussions relate to the fair value adjustments for derivatives, credit derivatives activities and derivative obligor information.

Fair Value Adjustments for Derivatives

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

        The table below summarizes the CVA applied to the fair value of derivative instruments as of September 30, 2011 and December 31, 2010:

	Credit valuation adjustment contra-liability (contra-asset)
In millions of dollars	September 30, 2011	December 31, 2010
Non-monoline counterparties	$(5,537)	$(3,015)
Citigroup (own)	2,425	1,285

Net non-monoline CVA	$(3,112)	$(1,730)
Monoline counterparties(1)	(1)	(1,548)

Total CVA—derivative instruments	$(3,113)	$(3,278)

(1)
The reduction in CVA on derivative instruments with monoline counterparties includes $1.4 billion of utilizations/releases in the first quarter of 2011.

        The table below summarizes pretax gains (losses) related to changes in credit valuation adjustments on derivative instruments, net of hedges:

	Credit valuation adjustment gain (loss)
In millions of dollars	Third Quarter 2011	Third Quarter 2010	Nine months ended Sept. 30, 2011	Nine months ended Sept. 30, 2010
CVA on derivatives, excluding monolines	$333	$348	$113	$415
CVA related to monoline counterparties	—	61	180	494

Total CVA—derivative instruments	$333	$409	$293	$909

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

        The following tables summarize the key characteristics of Citi's credit derivatives portfolio by counterparty and derivative form as of September 30, 2011 and December 31, 2010:

September 30, 2011

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$66,532	$62,976	$1,002,640	$950,836
Broker-dealer	25,075	25,045	358,667	337,216
Monoline	11	—	238	—
Non-financial	114	143	2,797	1,777
Insurance and other financial institutions	13,408	10,463	187,764	149,594

Total by industry/counterparty	$105,140	$98,627	$1,552,106	$1,439,423

By instrument
Credit default swaps and options	$103,969	$97,181	$1,526,955	$1,437,893
Total return swaps and other	1,171	1,446	25,151	1,530

Total by instrument	$105,140	$98,627	$1,552,106	$1,439,423

By rating
Investment grade	$28,874	$25,953	$710,465	$643,663
Non-investment grade(1)	76,266	72,674	841,641	795,760

Total by rating	$105,140	$98,627	$1,552,106	$1,439,423

By maturity
Within 1 year	$5,030	$4,134	$214,348	$203,334
From 1 to 5 years	65,134	63,293	1,077,975	1,002,106
After 5 years	34,976	31,200	259,783	233,983

Total by maturity	$105,140	$98,627	$1,552,106	$1,439,423

December 31, 2010

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$37,586	$35,727	$820,211	$784,080
Broker-dealer	15,428	16,239	319,625	312,131
Monoline	1,914	2	4,409	—
Non-financial	93	70	1,277	1,463
Insurance and other financial institutions	10,108	7,760	177,171	125,442

Total by industry/counterparty	$65,129	$59,798	$1,322,693	$1,223,116

By instrument
Credit default swaps and options	$64,840	$58,225	$1,301,514	$1,221,211
Total return swaps and other	289	1,573	21,179	1,905

Total by instrument	$65,129	$59,798	$1,322,693	$1,223,116

By rating
Investment grade	$18,427	$15,368	$547,171	$487,270
Non-investment grade(1)	46,702	44,430	775,522	735,846

Total by rating	$65,129	$59,798	$1,322,693	$1,223,116

By maturity
Within 1 year	$1,716	$1,817	$164,735	$162,075
From 1 to 5 years	33,853	34,298	935,632	853,808
After 5 years	29,560	23,683	222,326	207,233

Total by maturity	$65,129	$59,798	$1,322,693	$1,223,116

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

        Citi actively monitors its counterparty credit risk in credit derivative contracts. Approximately 95% and 89% of the gross receivables are from counterparties with which Citi maintains collateral agreements as of September 30, 2011 and December 31, 2010, respectively. A majority of Citi's top 15 counterparties (by receivable balance owed to the company) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citigroup may call for additional collateral.

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

        At September 30, 2011, Citigroup had recorded net DTAs of approximately $50.4 billion, a decrease of $1.7 billion from December 31, 2010 and $0.2 billion sequentially.

        Although realization is not assured, Citi believes that the realization of the recognized net deferred tax asset of $50.4 billion at September 30, 2011 is more likely than not based on expectations as to future taxable income in the jurisdictions in which the DTAs arise, and based on available tax planning strategies as defined in ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryforward from expiring.

        The following table summarizes Citi's net DTAs balance at September 30, 2011 and December 31, 2010:

Jurisdiction/Component

In billions of dollars	DTAs balance September 30, 2011	DTAs balance December 31, 2010
U.S. federal	$40.9	$41.6
State and local	4.1	4.6
Foreign	5.4	5.9

Total	$50.4	$52.1

        Approximately $11 billion of the net DTAs was included in Citi's Tier 1 Capital and Tier 1 Common regulatory capital as of September 30, 2011.

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

        Citigroup's management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup's disclosure controls and procedures were effective.

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

  •
  disruption to, and potential adverse impact to the results of operations of, certain areas of Citi's derivatives business structures and practices as a result of the central clearing, exchange trading and "push-out" provisions of the Financial Reform Act;

  •
  the potential negative impacts to Citi of regulatory requirements aimed at facilitation of the orderly resolution of large financial institutions, as required under the Financial Reform Act or overseas regulations;

  •
  risks arising from Citi's extensive operations outside the U.S., including the continued economic and financial conditions affecting certain countries in Europe (both sovereign entities and institutions located within such countries), the continued volatile political environment in certain emerging markets and the likely further increase in the level of regulation of financial institutions around the world, as well as Citi's ability to comply with conflicting or inconsistent regulations across markets;

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

  •
  the continued impact of The Credit Card Accountability Responsibility and Disclosure Act of 2009 (CARD Act), particularly the "look-back" provisions of the CARD Act, as well as other regulatory requirements on Citi's credit card businesses and business models;

  •
  the exposure of Citi, as originator of residential mortgage loans, servicer or seller of such loans, sponsor or underwriter of residential mortgage-backed securitization transactions or in other capacities, to government sponsored enterprises (GSEs), investors, mortgage insurers, or other third parties as a result of representations and warranties or other obligations made in connection with the transfer, sale or securitization of such loans;

  •
  the outcome of inquiries and proceedings by governmental entities or state attorneys general, or judicial and regulatory decisions or requirements, regarding practices in the residential mortgage industry, including among other things the processes followed for foreclosing residential mortgages and mortgage transfer and securitization processes, and any potential impact on Citi's results of operations or financial condition;

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

 FINANCIAL STATEMENTS AND NOTES

 CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three Months ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per-share amounts	2011	2010	2011	2010
Revenues
Interest revenue	$18,145	$19,311	$54,886	$60,450
Interest expense	6,031	6,183	18,522	18,954

Net interest revenue	$12,114	$13,128	$36,364	$41,496

Commissions and fees	$3,043	$3,248	$9,968	$10,122
Principal transactions	2,103	2,085	7,886	8,563
Administration and other fiduciary fees	945	976	3,110	2,908
Realized gains (losses) on sales of investments, net	765	962	1,928	2,023
Other-than-temporary impairment losses on investments
Gross impairment losses	(148)	(230)	(2,071)	(1,237)
Less: Impairments recognized in OCI	2	10	47	56

Net impairment losses recognized in earnings	$(146)	$(220)	$(2,024)	$(1,181)

Insurance premiums	$658	$655	$2,014	$2,039
Other revenue	1,349	(96)	1,933	2,260

Total non-interest revenues	$8,717	$7,610	$24,815	$26,734

Total revenues, net of interest expense	$20,831	$20,738	$61,179	$68,230

Provisions for credit losses and for benefits and claims
Provision for loan losses	$3,049	$5,666	$9,129	$20,555
Policyholder benefits and claims	259	227	738	727
Provision (release) for unfunded lending commitments	43	26	55	(80)

Total provisions for credit losses and for benefits and claims	$3,351	$5,919	$9,922	$21,202

Operating expenses
Compensation and benefits	$6,223	$6,117	$19,301	$18,240
Premises and equipment	860	838	2,517	2,492
Technology/communication	1,306	1,257	3,795	3,651
Advertising and marketing	635	458	1,659	1,127
Other operating	3,436	2,850	10,450	9,394

Total operating expenses	$12,460	$11,520	$37,722	$34,904

Income from continuing operations before income taxes	$5,020	$3,299	$13,535	$12,124
Provision for income taxes	1,278	698	3,430	2,546

Income from continuing operations	$3,742	$2,601	$10,105	$9,578

Discontinued operations
Income (loss) from discontinued operations	$(5)	$8	$38	$—
Gain (loss) on sale	16	(784)	146	(690)
Provision (benefit) for income taxes	10	(402)	72	(524)

Income (loss) from discontinued operations, net of taxes	$1	$(374)	$112	$(166)

Net income before attribution of noncontrolling interests	$3,743	$2,227	$10,217	$9,412
Net income (loss) attributable to noncontrolling interests	(28)	59	106	119

Citigroup's net income	$3,771	$2,168	$10,111	$9,293

Basic earnings per share(1)(2)
Income from continuing operations	$1.27	$0.85	$3.38	$3.25
Income (loss) from discontinued operations, net of taxes	—	(0.11)	0.04	(0.04)

Net income	$1.27	$0.74	$3.41	$3.21

Weighted average common shares outstanding	2,910.8	2,887.8	2,907.9	2,872.4

Diluted earnings per share(1)(2)
Income from continuing operations	$1.23	$0.83	$3.28	$3.15
Income from discontinued operations, net of taxes	—	(0.11)	0.04	(0.04)

Net income	$1.23	$0.72	$3.32	$3.11

Adjusted weighted average common shares outstanding(2)	2,998.6	2,977.8	2,997.4	2,962.2

(1)
Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share amount on net income.

(2)
Earnings per share and adjusted weighted average common shares outstanding for all periods reflect Citigroup's 1-for-10 reverse stock split, which was effective May 6, 2011.

See Notes to the Consolidated Financial Statements.

[This page intentionally left blank.]

CONSOLIDATED BALANCE SHEET

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$28,950	$27,972
Deposits with banks	159,338	162,437
Federal funds sold and securities borrowed or purchased under agreements to resell (including $163,439 and $87,512 as of September 30, 2011 and December 31, 2010, respectively, at fair value)	290,645	246,717
Brokerage receivables	37,992	31,213
Trading account assets (including $127,736 and $117,554 pledged to creditors at September 30, 2011 and December 31, 2010, respectively)	320,637	317,272
Investments (including $9,161 and $12,546 pledged to creditors at September 30, 2011 and December 31, 2010, respectively, and $266,589 and $281,174 as of September 30, 2011 and December 31, 2010, respectively, at fair value)	286,657	318,164
Loans, net of unearned income
Consumer (including $1,307 and $1,745 as of September 30, 2011 and December 31, 2010, respectively, at fair value)	424,626	455,732
Corporate (including $4,056 and $2,627 as of September 30, 2011 and December 31, 2010, respectively, at fair value)	212,613	193,062

Loans, net of unearned income	$637,239	$648,794
Allowance for loan losses	(32,052)	(40,655)

Total loans, net	$605,187	$608,139
Goodwill	25,496	26,152
Intangible assets (other than MSRs)	6,800	7,504
Mortgage servicing rights (MSRs)	2,852	4,554
Other assets (including $28,228 and $19,319 as of September 30, 2011 and December 31, 2010, respectively, at fair value)	171,438	163,778

Total assets	$1,935,992	$1,913,902

        The following table presents certain assets of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheet above. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs on the following page, and are in excess of those obligations.

	September 30, 2011	December 31, 2010
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks	$882	$799
Trading account assets	835	6,509
Investments	9,491	7,946
Loans, net of unearned income
Consumer (including $1,285 and $1,718 as of September 30, 2011 and December 31, 2010, respectively, at fair value)	102,103	117,768
Corporate (including $240 and $425 as of September 30, 2011 and December 31, 2010, respectively, at fair value)	21,980	23,537

Loans, net of unearned income	$124,083	$141,305
Allowance for loan losses	(8,714)	(11,346)

Total loans, net	$115,369	$129,959
Other assets	900	680

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$127,477	$145,893

[Statement Continues on the next page]

CONSOLIDATED BALANCE SHEET
(Continued)

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares	September 30, 2011	December 31, 2010
	(Unaudited)
Liabilities
Non-interest-bearing deposits in U.S. offices	$103,129	$78,268
Interest-bearing deposits in U.S. offices (including $957 and $662 as of September 30, 2011 and December 31, 2010, respectively, at fair value)	218,595	225,731
Non-interest-bearing deposits in offices outside the U.S.	58,564	55,066
Interest-bearing deposits in offices outside the U.S. (including $562 and $603 as of September 30, 2011 and December 31, 2010, respectively, at fair value)	470,993	485,903

Total deposits	$851,281	$844,968
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $135,724 and $121,193 as of September 30, 2011 and December 31, 2010, respectively, at fair value)	223,612	189,558
Brokerage payables	56,093	51,749
Trading account liabilities	148,851	129,054
Short-term borrowings (including $1,585 and $2,429 as of September 30, 2011 and December 31, 2010, respectively, at fair value)	65,818	78,790
Long-term debt (including $25,190 and $25,997 as of September 30, 2011 and December 31, 2010, respectively, at fair value)	333,824	381,183
Other liabilities (including $14,361 and $9,710 as of September 30, 2011 and December 31, 2010, respectively, at fair value)	77,171	72,811

Total liabilities	$1,756,650	$1,748,113

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 12,038 at September 30, 2011 and December 31, 2010, at aggregate liquidation value	$312	$312
Common stock ($0.01 par value; authorized shares: 60 billion), issued shares: 2,937,749,400 at September 30, 2011 and 2,922,401,623 at December 31, 2010	294	292
Additional paid-in capital	105,297	101,024
Retained earnings	89,602	79,559
Treasury stock, at cost: 2011—14,041,211 shares and 2010—16,565,572 shares	(1,089)	(1,442)
Accumulated other comprehensive income (loss)	(17,044)	(16,277)

Total Citigroup stockholders' equity	$177,372	$163,468
Noncontrolling interest	1,970	2,321

Total equity	$179,342	$165,789

Total liabilities and equity	$1,935,992	$1,913,902

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

	September 30, 2011	December 31, 2010
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$21,256	$22,046
Long-term debt (including $1,576 and $3,942 as of September 30, 2011 and December 31, 2010, respectively, at fair value)	52,380	69,710
Other liabilities	297	813

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$73,933	$92,569

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

Citigroup Inc. and Subsidiaries

	Nine Months Ended September 30,
In millions of dollars, except shares in thousands	2011	2010
Preferred stock at aggregate liquidation value
Balance, beginning of year	$312	$312

Balance, end of period	$312	$312

Common stock and additional paid-in capital
Balance, beginning of year	$101,316	$98,428
Employee benefit plans	526	(834)
Conversion of ADIA Upper Decs Equity Units Purchase Contract to common stock	3,750	3,750
Other	(1)	(154)

Balance, end of period	$105,591	$101,190

Retained earnings
Balance, beginning of year	$79,559	$77,440
Adjustment to opening balance, net of taxes(1)	—	(8,483)

Adjusted balance, beginning of period	$79,559	$68,957
Citigroup's net income	10,111	9,293
Common dividends(2)	(52)	10
Preferred dividends	(17)	—
Other	1	—

Balance, end of period	$89,602	$78,260

Treasury stock, at cost
Balance, beginning of year	$(1,442)	$(4,543)
Issuance of shares pursuant to employee benefit plans	354	3,007
Treasury stock acquired(3)	(1)	(5)
Other	—	1

Balance, end of period	$(1,089)	$(1,540)

Accumulated other comprehensive income (loss)
Balance, beginning of year	$(16,277)	$(18,937)
Net change in unrealized gains and losses on investment securities, net of taxes	2,297	3,350
Net change in cash flow hedges, net of taxes	(449)	(123)
Net change in foreign currency translation adjustment, net of taxes	(2,795)	440
Pension liability adjustment, net of taxes(4)	180	(39)

Net change in Accumulated other comprehensive income (loss)	$(767)	$3,628

Balance, end of period	$(17,044)	$(15,309)

Total Citigroup common stockholders' equity (shares outstanding: 2,923,708 at September 30, 2011 and 2,905,836 at December 31, 2010)	$177,060	$162,601

Total Citigroup stockholders' equity	$177,372	$162,913

Noncontrolling interest
Balance, beginning of year	$2,321	$2,273
Initial origination of a noncontrolling interest	28	287
Transactions between Citigroup and the noncontrolling-interest shareholders	(351)	(308)
Net income attributable to noncontrolling-interest shareholders	106	119
Dividends paid to noncontrolling-interest shareholders	(67)	(99)
Accumulated other comprehensive income—net change in unrealized gains and losses on investment securities, net of tax	(2)	6
Accumulated other comprehensive income—net change in FX translation adjustment, net of tax	(60)	(20)
All other	(5)	12

Net change in noncontrolling interests	$(351)	$(3)

Balance, end of period	$1,970	$2,270

Total equity	$179,342	$165,183

Comprehensive income (loss)
Net income before attribution of noncontrolling interests	$10,217	$9,412
Net change in Accumulated other comprehensive income (loss) before attribution of noncontrolling interest	(829)	3,614

Total comprehensive income before attribution of noncontrolling interest	$9,388	$13,026

Comprehensive income (loss) attributable to the noncontrolling interests	$44	$105

Comprehensive income attributable to Citigroup	$9,344	$12,921

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

See Notes to the Consolidated Financial Statements.

 CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Citigroup Inc. and Subsidiaries

	Nine Months Ended September 30,
In millions of dollars	2011	2010
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$10,217	$9,412
Net income attributable to noncontrolling interests	106	119

Citigroup's net income	$10,111	$9,293
Income from discontinued operations, net of taxes	38	148
Gain (loss) on sale, net of taxes	74	(314)

Income from continuing operations—excluding noncontrolling interests	$9,999	$9,459
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	$188	$229
(Additions)/reductions to deferred policy acquisition costs	(33)	1,925
Depreciation and amortization	2,135	1,379
Provision for credit losses	9,184	20,475
Change in trading account assets	(3,365)	(4,225)
Change in trading account liabilities	19,797	4,493
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(43,928)	(18,035)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	34,054	37,784
Change in brokerage receivables net of brokerage payables	(2,435)	(12,833)
Realized gains from sales of investments	(1,928)	(2,023)
Change in loans held-for-sale	(406)	(3,331)
Other, net	7,558	(11,016)

Total adjustments	$20,821	$14,822

Net cash provided by operating activities of continuing operations	$30,820	$24,281

Cash flows from investing activities of continuing operations
Change in deposits with banks	$1,576	$17,343
Change in loans	(6,389)	56,415
Proceeds from sales of loans	8,941	7,270
Purchases of investments	(254,411)	(334,368)
Proceeds from sales of investments	159,154	129,471
Proceeds from maturities of investments	112,409	153,669
Capital expenditures on premises and equipment and capitalized software	(2,447)	(805)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	1,063	1,656

Net cash provided by investing activities of continuing operations	$19,896	$30,651

Cash flows from financing activities of continuing operations
Dividends paid	$(69)	$—
Conversion of ADIA Upper Decs equity units purchase contract to common stock	3,750	3,750
Treasury stock acquired	(1)	(5)
Stock tendered for payment of withholding taxes	(228)	(786)
Issuance of long-term debt	25,225	22,072
Payments and redemptions of long-term debt	(75,016)	(56,839)
Change in deposits	6,326	14,192
Change in short-term borrowings	(13,872)	(37,121)

Net cash used in financing activities of continuing operations	$(53,885)	$(54,737)

Effect of exchange rate changes on cash and cash equivalents	$1,478	$624

Discontinued operations
Net cash provided by discontinued operations	$2,669	$51

Change in cash and due from banks	$978	$870
Cash and due from banks at beginning of period	27,972	25,472

Cash and due from banks at end of period	$28,950	$26,342

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$2,617	$3,392
Cash paid during the period for interest	15,382	17,289

Non-cash investing activities
Transfers to OREO and other repossessed assets	$1,038	$2,058
Transfers to trading account assets from investments (held-to-maturity)	12,700	—

See Notes to the Consolidated Financial Statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

        The accompanying unaudited Consolidated Financial Statements as of September 30, 2011 and for the three- and nine-month periods ended September 30, 2011 and 2010 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (2010 Annual Report on Form 10-K) and Citigroup's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

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

Repurchase and Resale Agreements

        Securities sold under agreements to repurchase (repos) and securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities, and so are treated as collateralized financing transactions. Where certain conditions are met under ASC 860-10, Transfers and Servicing (formerly FASB Statement No. 166, Accounting for Transfers of Financial Assets), the Company accounts for certain repurchase agreements and securities lending agreements as sales. The key distinction resulting in these agreements being accounted for as sales is a reduction in initial margin or restriction in daily maintenance margin. At September 30, 2011 and December 31, 2010, a nominal amount of these transactions were accounted for as sales that reduced trading account assets.

ACCOUNTING CHANGES

Change in Accounting for Embedded Credit Derivatives

        In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The ASU clarified that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allowed any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition on July 1, 2010.

        The Company elected to account for certain beneficial interests issued by securitization vehicles under the fair value option that are included in the table below. Beneficial interests previously classified as held-to-maturity (HTM) were reclassified to available-for-sale (AFS) on June 30, 2010, because, as of that reporting date, the Company did not have the intent to hold the beneficial interests until maturity.

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

Credit Quality and Allowance for Credit Losses Disclosures

        In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses. The ASU required a greater level of disaggregated information about the allowance for credit losses and the credit quality of financing receivables. The period-end balance disclosure requirements for loans and the allowance for loans losses were effective for reporting periods ending on or after December 15, 2010 and were included in the Company's 2010 Annual Report on Form 10-K, while disclosures for activity during a reporting period in the loan and allowance for loan losses accounts were effective for reporting periods beginning on or after December 15, 2010 and were included in the Company's Forms 10-Q beginning with the first quarter of 2011 (see Notes 12 and 13 to the Consolidated Financial Statements). The troubled debt restructuring disclosure requirements that were part of this ASU are effective for this third quarter Form 10-Q and are included herein.

Troubled Debt Restructurings (TDRs)

        In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor's Determination of whether a Restructuring is a Troubled Debt Restructuring, to clarify the guidance for accounting for troubled debt restructurings. The ASU clarified the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties, such as:

  •
  Any shortfall in contractual loan payments is considered a concession.

  •
  Creditors cannot assume that debt extensions at or above a borrower's original contractual rate do not constitute troubled debt restructurings because the new contractual rate could still be below the market rate.

  •
  If a borrower doesn't have access to funds at a market rate for debt with characteristics similar to the restructured debt, that may indicate that the creditor has granted a concession.

  •
  A borrower that is not currently in default may still be considered to be experiencing financial difficulty when payment default is considered "probable in the foreseeable future."

The ASU is effective for the Company's third quarter 2011 and is included in this Form 10-Q, applied retrospectively to restructurings occurring on or after January 1, 2011. At September 30, 2011, the recorded investment in loans modified under the ASU was $1,170 million and the allowance for credit losses associated with those loans was $467 million. The impact of the adopting the ASU was approximately $60 million.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

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

        The ASU is effective for Citigroup on January 1, 2012. The guidance is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The ASU will not have a material effect on the Company's financial statements. A nominal amount of the Company's repurchase transactions currently accounted for as sales, because of a reduction in initial margin or restriction in daily maintenance margin, would be accounted for as financing transactions if executed on or after January 1, 2012.

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

        This sale is reported as discontinued operations for the nine months of 2011 only. Prior periods were not reclassified due to the immateriality of the impact in those periods. The total gain on sale of $126 million was recognized upon closing.

        The following is a summary, as of September 30, 2011, of the Income from Discontinued operations for the credit card operations related to Egg:

In millions of dollars	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Total revenues, net of interest expense	$38	$331

Income (loss) from discontinued operations	$(5)	$39
Gain on sale	15	141
Provision for income taxes	4	63

Income from discontinued operations, net of taxes	$6	$117

In millions of dollars	Nine Months Ended September 30, 2011
Cash flows from operating activities	$(146)
Cash flows from investing activities	2,827
Cash flows from financing activities	(12)

Net cash provided by discontinued operations	$2,669

Combined Results for Discontinued Operations

        The following is summarized financial information for the Egg credit card business, The Student Loan Corporation (SLC) business, Nikko Cordial Securities business, German retail banking operations and CitiCapital business. The SLC business, which was sold on December 31, 2010, is reported as discontinued operations for the third and fourth quarters of 2010 only due to the immateriality of the impact of that presentation in other periods. The Nikko Cordial Securities business, which was sold on October 1, 2009, the German retail banking operations, which was sold on December 5, 2008, and the CitiCapital business, which was sold on July 31, 2008, continue to have minimal residual costs associated with the sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2011	2010	2011	2010
Total revenues, net of interest expense	$39	$(629)	$336	$(494)

Income (loss) from discontinued operations	$(5)	$8	$38	$—
Gain (loss) on sale	16	(784)	146	(690)
Provision (benefit) for income taxes and noncontrolling interest, net of taxes	10	(402)	72	(524)

Income (loss) from discontinued operations, net of taxes	$1	$(374)	$112	$(166)

Cash flows from discontinued operations

	Nine Months Ended September 30,
In millions of dollars	2011	2010
Cash flows from operating activities	$(146)	$4,707
Cash flows from investing activities	2,827	880
Cash flows from financing activities	(12)	(5,536)

Net cash provided by discontinued operations	$2,669	$51

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

        The prior-period balances reflect reclassifications to conform the presentation in those periods to the current period's presentation. These reclassifications related to Citi's re-allocation of certain expenses between businesses and segments and the transfer of certain commercial market loans from RCB to ICG.

        The following tables present certain information regarding the Company's continuing operations by segment for the three-and nine-month periods ended September 30, 2011 and 2010, respectively:

	Revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)(2)		Identifiable assets
	Three Months Ended September 30,
In millions of dollars, except identifiable assets in billions							Sept. 30, 2011	Dec. 31, 2010
	2011	2010	2011	2010	2011	2010
Regional Consumer Banking	$8,268	$8,145	$674	$470	$1,612	$1,222	$335	$328
Institutional Clients Group	9,437	8,144	1,214	723	3,034	2,311	1,029	956

Subtotal Citicorp	$17,705	$16,289	$1,888	$1,193	$4,646	$3,533	$1,364	$1,284
Citi Holdings	2,826	3,853	(441)	(597)	(795)	(1,066)	289	359
Corporate/Other	300	596	(169)	102	(109)	134	283	271

Total	$20,831	$20,738	$1,278	$698	$3,742	$2,601	$1,936	$1,914

	Revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)(2)
	Nine Months Ended September 30,
In millions of dollars	2011	2010	2011	2010	2011	2010
Regional Consumer Banking	$24,385	$24,227	$1,940	$986	$4,749	$3,323
Institutional Clients Group	26,172	27,073	3,001	3,473	7,660	9,038

Subtotal Citicorp	$50,557	$51,300	$4,941	$4,459	$12,409	$12,361
Citi Holdings	10,120	15,322	(853)	(2,193)	(1,510)	(3,145)
Corporate/Other	502	1,608	(658)	280	(794)	362

Total	$61,179	$68,230	$3,430	$2,546	$10,105	$9,578

(1)
Includes Citicorp total revenues, net of interest expense, in North America of $6.5 billion and $6.6 billion; in EMEA of $3.6 billion and $2.9 billion; in Latin America of $3.4 billion and $3.3 billion; and in Asia of $4.3 billion and $3.6 billion for the three months ended September 30, 2011 and 2010, respectively. Includes Citicorp total revenues, net of interest expense, in North America of $18.9 billion and $21.5 billion; in EMEA of $9.8 billion and $9.7 billion; in Latin America of $10.2 billion and $9.3 billion; and in Asia of $11.7 billion and $10.8 billion for the nine months ended September 30, 2011 and 2010, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the Regional Consumer Banking results of $1.2 billion and $2.4 billion; in the ICG results of $0.2 billion and $0.3 billion; and in the Citi Holdings results of $2.0 billion and $3.3 billion for the three months ended September 30, 2011 and 2010, respectively. Includes pretax provisions (credits) for credit losses and for benefits and claims in the Regional Consumer Banking results of $3.7 billion and $7.8 billion; in the ICG results of $70 million and $(29) million; and in the Citi Holdings results of $6.2 billion and $13.4 billion for the nine months ended September 30, 2011 and 2010, respectively.

 4.    INTEREST REVENUE AND EXPENSE

        For the three- and nine-month periods ended September 30, 2011 and 2010, respectively, interest revenue and expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2011	2010	2011	2010
Interest revenue
Loan interest, including fees	$12,671	$13,332	$37,728	$42,232
Deposits with banks	423	318	1,342	899
Federal funds sold and securities purchased under agreements to resell	948	807	2,689	2,340
Investments, including dividends	1,924	2,551	6,461	8,515
Trading account assets(1)	2,073	2,026	6,293	5,909
Other interest	106	277	373	555

Total interest revenue	$18,145	$19,311	$54,886	$60,450

Interest expense
Deposits(2)	$2,228	$2,130	$6,472	$6,246
Federal funds purchased and securities loaned or sold under agreements to repurchase	796	671	2,466	2,122
Trading account liabilities(1)	91	108	343	277
Short-term borrowings	155	213	493	704
Long-term debt	2,761	3,061	8,748	9,605

Total interest expense	$6,031	$6,183	$18,522	$18,954

Net interest revenue	$12,114	$13,128	$36,364	$41,496
Provision for loan losses	3,049	5,666	9,129	20,555

Net interest revenue after provision for loan losses	$9,065	$7,462	$27,235	$20,941

(1)
Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes deposit insurance fees and charges of $387 million and $226 million for the three months ended September 30, 2011 and 2010, respectively, and $974 million and $691 million for the nine months ended September 30, 2011 and 2010, respectively.

 5.    COMMISSIONS AND FEES

        The table below sets forth Citigroup's Commissions and fees revenue for the three and nine months ended September 30, 2011 and 2010, respectively. The primary components of Commissions and fees revenue for the three months ended September 30, 2011 were credit card and bank card fees, investment banking fees and trading-related fees.

        Credit card and bank card fees are substantially composed of interchange revenue and certain card fees, including annual fees, reduced by reward program costs. Interchange revenue and fees are recognized when earned, except for annual card fees which are deferred and amortized on a straight-line basis over a 12-month period. Reward costs are recognized when points are earned by the customers.

        Investment banking fees are substantially composed of underwriting and advisory revenues. Investment banking fees are recognized when Citigroup's performance under the terms of the contractual arrangements is completed, which is typically at the closing of the transaction. Underwriting revenue is recorded in Commissions and fees net of both reimbursable and non-reimbursable expenses, consistent with the AICPA Audit and Accounting Guide for Brokers and Dealers in Securities (codified in ASC 940-605-05-1). Expenses associated with advisory transactions are recorded in Other operating expenses, net of client reimbursements. Out-of-pocket expenses are deferred and recognized at the time the related revenue is recognized. In general, expenses incurred related to investment banking transactions that fail to close (are not consummated) are recorded gross in Other operating expenses.

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

        The following table presents commissions and fees revenue for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2011	2010	2011	2010
Credit cards and bank cards	$906	$1,013	$2,715	$2,977
Investment banking	476	683	1,935	2,001
Trading-related	679	532	2,037	1,752
Transaction services	387	374	1,148	1,085
Checking-related	225	256	696	789
Other Consumer(1)	230	296	660	901
Primerica	—	—	—	91
Corporate finance(2)	106	137	405	320
Loan servicing	30	(29)	280	253
Other	4	(14)	92	(47)

Total commissions and fees	$3,043	$3,248	$9,968	$10,122

(1)
Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

(2)
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

        The following table presents principal transactions revenue for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2011	2010	2011	2010
Regional Consumer Banking	$233	$150	$482	$388
Institutional Clients Group	1,665	1,539	5,213	6,623

Subtotal Citicorp	$1,898	$1,689	$5,695	$7,011
Local Consumer Lending	(28)	(57)	(74)	(200)
Brokerage and Asset Management	(14)	1	1	(27)
Special Asset Pool	137	365	1,874	2,115

Subtotal Citi Holdings	$95	$309	$1,801	$1,888
Corporate/Other	110	87	390	(336)

Total Citigroup	$2,103	$2,085	$7,886	$8,563

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2011	2010	2011	2010
Interest rate contracts(1)	$1,972	$633	$5,318	$4,383
Foreign exchange contracts(2)	576	992	1,958	1,495
Equity contracts(3)	(358)	468	217	783
Commodity and other contracts(4)	107	(33)	131	197
Credit derivatives(5)	(194)	25	262	1,705

Total Citigroup	$2,103	$2,085	$7,886	$8,563

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

Stock Award and Stock Option Programs

        The Company recognized compensation expense related to stock award and stock option programs of $356 million for the three months ended September 30, 2011, and $1,258 million for the nine months ended September 30, 2011.

Profit Sharing Plan

        The Company recognized $49 million of expense related to its Key Employee Profit Sharing Plans (KEPSP) for the three months ended September 30, 2011, and $232 million for the nine months ended September 30, 2011.

 8. RETIREMENT BENEFITS

        The Company has several non-contributory defined benefit pension plans covering certain U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. qualified defined benefit plan provides benefits to eligible participants. Effective January 1, 2008, the U.S. qualified pension plan was frozen for most employees. Accordingly, no additional compensation-based contributions were credited to the cash balance portion of the plan for most existing plan participants after 2007. However, certain employees covered under a prior final pay plan formula continue to accrue benefits. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States.

        The following tables summarize the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company's U.S. qualified and nonqualified pension plans, postretirement plans and plans outside the United States.

Net (Benefit) Expense

	Three Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2011	2010	2011	2010	2011	2010	2011	2010
Qualified Plans
Benefits earned during the year	$3	$4	$51	$43	$—	$—	$7	$5
Interest cost on benefit obligation	153	161	97	84	13	15	30	26
Expected return on plan assets	(222)	(220)	(108)	(94)	(1)	(2)	(31)	(24)
Amortization of unrecognized
Net transition obligation	—	—	—	(1)	—	—	—	—
Prior service cost (benefit)	—	—	1	1	—	(1)	—	—
Net actuarial loss	16	12	18	14	—	3	6	5
Curtailment (gain) loss	—	—	29	—	—	—	—	—

Net qualified plans (benefit) expense	$(50)	$(43)	$88	$47	$12	$15	$12	$12

Nonqualified plans expense	$10	$11	$—	$—	$—	$—	$—	$—

Total net (benefit) expense	$(40)	$(32)	$88	$47	$12	$15	$12	$12

	Nine Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2011	2010	2011	2010	2011	2010	2011	2010
Qualified Plans
Benefits earned during the year	$11	$13	$152	$125	$—	$—	$22	$17
Interest cost on benefit obligation	463	480	292	254	42	44	91	78
Expected return on plan assets	(666)	(643)	(324)	(281)	(5)	(6)	(92)	(74)
Amortization of unrecognized
Net transition obligation	—	—	(1)	(1)	—	—	—	—
Prior service cost (benefit)	—	(1)	3	3	(2)	1	—	—
Net actuarial loss	50	34	55	42	8	5	18	15
Curtailment (gain) loss	—	—	29	—	—	—	—	—

Net qualified plans (benefit) expense	$(142)	$(117)	$206	$142	$43	$44	$39	$36

Nonqualified plans expense	$30	$33	$—	$—	$—	$—	$—	$—

Total net (benefit) expense	$(112)	$(84)	$206	$142	$43	$44	$39	$36

Contributions

        Citigroup's pension funding policy for U.S. plans and non-U.S. plans is generally to fund to applicable minimum funding requirements rather than to the amounts of accumulated benefit obligations. For the U.S. plans, the Company may increase its contributions above the minimum required contribution under the Employee Retirement Income Security Act of 1974, as amended, if appropriate to its tax and cash position and the plans' funded position. For the U.S. qualified pension plan, as of September 30, 2011, there were no minimum required cash contributions and no discretionary cash or non-cash contributions are currently planned. For the U.S. non-qualified pension plans, the Company contributed $32 million in benefits paid directly during the nine months ended September 30, 2011 and expects to contribute an additional $10.5 million during the remainder of 2011. For the non-U.S. pension plans, the Company contributed $158.8 million in cash and benefits paid directly during the nine months ended September 30, 2011 and expects to contribute an additional $74.6 million during the remainder of 2011. For the non-U.S. postretirement plans, the Company contributed $1.3 million in cash and benefits paid directly during the nine months ended September 30, 2011 and expects to contribute $63.0 million during the remainder of 2011. These estimates are subject to change, since contribution decisions are affected by various factors, such as market performance and regulatory requirements. In addition, management has the ability to change funding policy.

 9. EARNINGS PER SHARE

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per-share amounts	2011(1)	2010(1)	2011(1)	2010(1)
Income from continuing operations before attribution of noncontrolling interests	$3,742	$2,601	$10,105	$9,578
Less: Noncontrolling interests from continuing operations	(28)	110	106	170

Net income from continuing operations (for EPS purposes)	$3,770	$2,491	$9,999	$9,408
Income (loss) from discontinued operations, net of taxes	1	(374)	112	(166)
Less: Noncontrolling interests from discontinued operations	—	(51)	—	(51)

Citigroup's net income	$3,771	$2,168	$10,111	$9,293
Less: Preferred dividends	4	—	17	—

Net income available to common shareholders	$3,767	$2,168	$10,094	$9,293
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to basic EPS	70	20	164	78

Net income allocated to common shareholders for basic EPS	$3,697	$2,148	$9,930	$9,215
Add: Interest expense, net of tax, on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to diluted EPS	6	1	12	2

Net income allocated to common shareholders for diluted EPS	$3,703	$2,149	$9,942	$9,217

Weighted-average common shares outstanding applicable to basic EPS	2,910.8	2,887.8	2,907.9	2,872.4
Effect of dilutive securities
TDECs	87.6	87.6	87.6	87.8
Options	—	—	1.0	0.1
Other employee plans	0.1	2.4	0.8	1.8
Convertible securities	0.1	—	0.1	0.1

Adjusted weighted-average common shares outstanding applicable to diluted EPS	2,998.6	2,977.8	2,997.4	2,962.2

Basic earnings per share(2)
Income from continuing operations	$1.27	$0.85	$3.38	$3.25
Discontinued operations	—	(0.11)	0.04	(0.04)

Net income	$1.27	$0.74	$3.41	$3.21

Diluted earnings per share(2)
Income from continuing operations	$1.23	$0.83	$3.28	$3.15
Discontinued operations	—	(0.11)	0.04	(0.04)

Net income	$1.23	$0.72	$3.32	$3.11

(1)
All per share amounts and Citigroup shares outstanding for all periods reflect Citigroup's 1-for-10 reverse stock split, which was effective May 6, 2011.

(2)
Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share amount on net income.

        During the third quarters of 2011 and 2010, weighted-average options to purchase 38.1 million and 38.5 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share, because the weighted-average exercise prices of $71.24 and $95.80 respectively, were greater than the average market price of the Company's common stock.

        Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with exercise prices of $178.50 and $106.10 for approximately 21.0 million and 25.5 million shares of common stock, respectively, were not included in the computation of earnings per share in the third quarters of 2011 and 2010 because the exercise price was greater than the average market price of the Company's common stock.

        The final tranche of equity units held by the Abu Dhabi Investment Authority (ADIA) converted into 5.9 million shares of Citigroup common stock during the third quarter of 2011. Equity units convertible into approximately 11.8 million shares of Citigroup common stock held by ADIA were not included in the computation of earnings per share in the third quarter of 2010 because the exercise price of $318.30 was greater than the average market price of the Company's common stock.

 10.    TRADING ACCOUNT ASSETS AND LIABILITIES

        Trading account assets and Trading account liabilities, at fair value, consisted of the following at September 30, 2011 and December 31, 2010:

In millions of dollars	September 30, 2011	December 31, 2010
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$27,631	$27,127
Prime	1,391	1,514
Alt-A	1,234	1,502
Subprime	1,351	2,036
Non-U.S. residential	550	1,052
Commercial	2,960	1,758

Total mortgage-backed securities	$35,117	$34,989

U.S. Treasury and federal agency securities
U.S. Treasury	$15,469	$20,168
Agency obligations	3,135	3,418

Total U.S. Treasury and federal agencies	$18,604	$23,586

State and municipal securities	$6,269	$7,493
Foreign government securities	102,890	88,311
Corporate	43,664	51,422
Derivatives(2)	60,265	50,213
Equity securities	31,395	37,436
Asset-backed securities(1)	7,003	8,606
Other debt securities	15,430	15,216

Total trading account assets	$320,637	$317,272

Trading account liabilities
Securities sold, not yet purchased	$87,597	$69,324
Derivatives(2)	61,254	59,730

Total trading account liabilities	$148,851	$129,054

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

 11.    INVESTMENTS

Overview

In millions of dollars	September 30, 2011	December 31, 2010
Securities available-for-sale	$258,835	$274,572
Debt securities held-to-maturity(1)	12,866	29,107
Non-marketable equity securities carried at fair value(2)	7,754	6,602
Non-marketable equity securities carried at cost(3)	7,202	7,883

Total investments	$286,657	$318,164

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

Securities Available-for-Sale

        The amortized cost and fair value of securities available-for-sale (AFS) at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011				December 31, 2010
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$40,353	$1,456	$46	$41,763	$23,433	$425	$235	$23,623
Prime	135	—	5	130	1,985	18	177	1,826
Alt-A	1	—	—	1	46	2	—	48
Subprime	—	—	—	—	119	1	1	119
Non-U.S. residential	2,886	8	10	2,884	315	1	—	316
Commercial	478	14	9	483	592	21	39	574

Total mortgage-backed securities(1)	$43,853	$1,478	$70	$45,261	$26,490	$468	$452	$26,506
U.S. Treasury and federal agency securities
U.S. Treasury	38,688	1,365	12	40,041	58,069	435	56	58,448
Agency obligations	40,835	653	15	41,473	43,294	375	55	43,614

Total U.S. Treasury and federal agency securities	$79,523	$2,018	$27	$81,514	$101,363	$810	$111	$102,062
State and municipal	16,818	136	2,574	14,380	15,660	75	2,500	13,235
Foreign government	82,757	625	394	82,988	99,110	984	415	99,679
Corporate	16,296	330	52	16,574	15,910	319	59	16,170
Asset-backed securities(1)	9,922	50	60	9,912	9,085	31	68	9,048
Other debt securities	2,123	45	6	2,162	1,948	24	60	1,912

Total debt securities AFS	$251,292	$4,682	$3,183	$252,791	$269,566	$2,711	$3,665	$268,612

Marketable equity securities AFS	$4,560	$1,712	$228	$6,044	$3,791	$2,380	$211	$5,960

Total securities AFS	$255,852	$6,394	$3,411	$258,835	$273,357	$5,091	$3,876	$274,572

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

        The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of September 30, 2011 and December 31, 2010:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2011
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$3,949	$30	$28	$16	$3,977	$46
Prime	30	—	40	5	70	5
Alt-A	—	—	—	—	—	—
Subprime	—	—	—	—	—	—
Non-U.S. residential	1,931	10	82	—	2,013	10
Commercial	60	1	33	8	93	9

Total mortgage-backed securities	$5,970	$41	$183	$29	$6,153	$70
U.S. Treasury and federal agency securities
U.S. Treasury	2,066	12	—	—	2,066	12
Agency obligations	5,747	15	—	—	5,747	15

Total U.S. Treasury and federal agency securities	$7,813	$27	$—	$—	$7,813	$27
State and municipal	1	—	11,826	2,574	11,827	2,574
Foreign government	31,146	195	8,986	199	40,132	394
Corporate	3,149	28	215	24	3,364	52
Asset-backed securities	3,493	50	210	10	3,703	60
Other debt securities	184	6	—	—	184	6
Marketable equity securities AFS	119	25	1,512	203	1,631	228

Total securities AFS	$51,875	$372	$22,932	$3,039	$74,807	$3,411

December 31, 2010
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,321	$214	$38	$21	$8,359	$235
Prime	89	3	1,506	174	1,595	177
Alt-A	10	—	—	—	10	—
Subprime	118	1	—	—	118	1
Non-U.S. residential	—	—	135	—	135	—
Commercial	81	9	53	30	134	39

Total mortgage-backed securities	$8,619	$227	$1,732	$225	$10,351	$452
U.S. Treasury and federal agency securities
U.S. Treasury	9,229	21	725	35	9,954	56
Agency obligations	9,680	55	—	—	9,680	55

Total U.S. Treasury and federal agency securities	$18,909	$76	$725	$35	$19,634	$111
State and municipal	626	60	11,322	2,440	11,948	2,500
Foreign government	32,731	271	6,609	144	39,340	415
Corporate	1,128	30	860	29	1,988	59
Asset-backed securities	2,533	64	14	4	2,547	68
Other debt securities	—	—	559	60	559	60
Marketable equity securities AFS	68	3	2,039	208	2,107	211

Total securities AFS	$64,614	$731	$23,860	$3,145	$88,474	$3,876

        The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
In millions of dollars	Amortized Cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	455	443	403	375
After 5 but within 10 years	1,708	1,767	402	419
After 10 years(2)	41,690	43,051	25,685	25,712

Total	$43,853	$45,261	$26,490	$26,506

U.S. Treasury and federal agencies
Due within 1 year	$8,777	$8,806	$36,411	$36,443
After 1 but within 5 years	61,797	63,225	52,558	53,118
After 5 but within 10 years	8,067	8,544	10,604	10,647
After 10 years(2)	882	939	1,790	1,854

Total	$79,523	$81,514	$101,363	$102,062

State and municipal
Due within 1 year	$49	$49	$9	$9
After 1 but within 5 years	432	434	145	149
After 5 but within 10 years	198	203	230	235
After 10 years(2)	16,139	13,694	15,276	12,842

Total	$16,818	$14,380	$15,660	$13,235

Foreign government
Due within 1 year	$33,282	$33,198	$41,856	$41,387
After 1 but within 5 years	41,332	41,489	49,983	50,739
After 5 but within 10 years	7,186	7,188	6,143	6,264
After 10 years(2)	957	1,113	1,128	1,289

Total	$82,757	$82,988	$99,110	$99,679

All other(3)
Due within 1 year	$9,943	$9,960	$2,162	$2,164
After 1 but within 5 years	10,355	10,500	17,838	17,947
After 5 but within 10 years	3,102	3,260	2,610	2,714
After 10 years(2)	4,941	4,928	4,333	4,305

Total	$28,341	$28,648	$26,943	$27,130

Total debt securities AFS	$251,292	$252,791	$269,566	$268,612

(1)
Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)
Includes corporate, asset-backed and other debt securities.

        The following table presents interest and dividends on all investments for the three- and nine-month periods ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
In millions of dollars	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Taxable interest	$1,720	$2,353	$5,777	$7,896
Interest exempt from U.S. federal income tax	148	125	441	364
Dividends	57	73	243	255

Total interest and dividends	$1,925	$2,551	$6,461	$8,515

        The following table presents realized gains and losses on all investments for the three- and nine-month periods ended September 30, 2011 and 2010. The gross realized investment losses exclude losses from other-than-temporary impairment:

	Three months ended		Nine months ended
In millions of dollars	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Gross realized investment gains	$920	$1,133	$2,224	$2,280
Gross realized investment losses(1)	(155)	(171)	(296)	(257)

Net realized gains	$765	$962	$1,928	$2,023

(1)
During the first quarter of 2010, the Company sold four corporate debt securities that were classified as held-to-maturity. These sales were in response to a significant deterioration in the creditworthiness of the issuers. The securities sold had a carrying value of $413 million, and the Company recorded a realized loss of $49 million. During the second and third quarters of 2011, the Company sold various mortgage-backed and asset-backed securities that were classified as held-to-maturity. These sales were in response to a significant deterioration in the creditworthiness of the securities. The mortgage-backed and asset-backed securities sold had a carrying value of $82 million and $985 million, respectively, and the Company recorded a realized loss of $15 million and $123 million in the second and third quarters of 2011, respectively.

Debt Securities Held-to-Maturity

        The carrying value and fair value of debt securities held-to-maturity (HTM) at September 30, 2011 and December 31, 2010 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized loss recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2011
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$655	$136	$519	$17	$17	$519
Alt-A	5,312	1,520	3,792	17	217	3,592
Subprime	414	48	366	1	85	282
Non-U.S. residential	3,678	556	3,122	73	172	3,023
Commercial	553	2	551	—	50	501

Total mortgage-backed securities	$10,612	$2,262	$8,350	$108	$541	$7,917
State and municipal	1,492	94	1,398	81	100	1,379
Corporate	2,072	9	2,063	6	385	1,684
Asset-backed securities(3)	1,090	35	1,055	19	25	1,049

Total debt securities held-to-maturity	$15,266	$2,400	$12,866	$214	$1,051	$12,029

December 31, 2010
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$4,748	$794	$3,954	$379	$11	$4,322
Alt-A	11,816	3,008	8,808	536	166	9,178
Subprime	708	75	633	9	72	570
Non-U.S. residential	5,010	793	4,217	259	72	4,404
Commercial	908	21	887	18	96	809

Total mortgage-backed securities	$23,190	$4,691	$18,499	$1,201	$417	$19,283
State and municipal	2,523	127	2,396	11	104	2,303
Corporate	6,569	145	6,424	447	267	6,604
Asset-backed securities(3)	1,855	67	1,788	57	54	1,791

Total debt securities held-to-maturity	$34,137	$5,030	$29,107	$1,716	$842	$29,981

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

        The net unrealized losses classified in AOCI relate to debt securities reclassified from AFS investments to HTM investments in a prior year. Additionally, for HTM securities that have suffered credit impairment, declines in fair value for reasons other than credit losses are recorded in AOCI. The AOCI balance was $2.4 billion as of September 30, 2011, compared to $5.0 billion as of December 31, 2010. The AOCI balance for HTM securities is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same debt securities. This will have no impact on the Company's net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

        For any credit-related impairment on HTM securities, the credit loss component is recognized in earnings.

        The table below shows the fair value of debt securities in HTM that have been in an unrecognized loss position for less than 12 months or for 12 months or longer as of September 30, 2011 and December 31, 2010:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
September 30, 2011
Debt securities held-to-maturity
Mortgage-backed securities	$80	$5	$6,498	$536	$6,578	$541
State and municipal	—	—	758	100	758	100
Corporate	—	—	1,633	385	1,633	385
Asset-backed securities	26	—	618	25	644	25

Total debt securities held-to-maturity	$106	$5	$9,507	$1,046	$9,613	$1,051

December 31, 2010
Debt securities held-to-maturity
Mortgage-backed securities	$339	$30	$14,410	$387	$14,749	$417
State and municipal	24	—	1,273	104	1,297	104
Corporate	1,584	143	1,579	124	3,163	267
Asset-backed securities	159	11	494	43	653	54

Total debt securities held-to-maturity	$2,106	$184	$17,756	$658	$19,862	$842

        Excluded from the gross unrecognized losses presented in the above table are the $2.4 billion and $5.0 billion of gross unrealized losses recorded in AOCI as of September 30, 2011 and December 31, 2010, respectively, mainly related to the HTM securities that were reclassified from AFS investments. Virtually all of these unrealized losses relate to securities that have been in a loss position for 12 months or longer at both September 30, 2011 and December 31, 2010.

        The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$21	$23
After 1 but within 5 years	267	241	321	309
After 5 but within 10 years	293	270	493	434
After 10 years(1)	7,790	7,406	17,664	18,517

Total	$8,350	$7,917	$18,499	$19,283

State and municipal
Due within 1 year	$3	$3	$12	$12
After 1 but within 5 years	37	40	55	55
After 5 but within 10 years	25	26	86	85
After 10 years(1)	1,333	1,310	2,243	2,151

Total	$1,398	$1,379	$2,396	$2,303

All other(2)
Due within 1 year	$35	$37	$351	$357
After 1 but within 5 years	570	475	1,344	1,621
After 5 but within 10 years	1,621	1,338	4,885	4,765
After 10 years(1)	892	883	1,632	1,652

Total	$3,118	$2,733	$8,212	$8,395

Total debt securities held-to-maturity	$12,866	$12,029	$29,107	$29,981

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

        For equity securities, management considers the various factors described above, including its intent and ability to hold the equity security for a period of time sufficient for recovery to cost. Where management lacks that intent or ability, the security's decline in fair value is deemed to be other-than-temporary and is recorded in earnings. AFS equity securities deemed other-than-temporarily impaired are written down to fair value, with the full difference between fair value and cost recognized in earnings.

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

        For debt securities, a critical component of the evaluation for OTTI is the identification of credit impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. For securities purchased and classified as AFS with the expectation of receiving full principal and interest cash flows as of the date of purchase, this analysis considers the likelihood of receiving all contractual principal and interest. For securities reclassified out of the trading category in the fourth quarter of 2008, the analysis considers the likelihood of receiving the expected principal and interest cash flows anticipated as of the date of reclassification in the fourth quarter of 2008. The extent of the Company's analysis regarding credit quality and the stress on assumptions used in the analysis have been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company's process for identifying credit impairment in security types with the most significant unrealized losses as of September 30, 2011.

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

        The key assumptions for mortgage-backed securities as of September 30, 2011 are in the table below:

September 30, 2011
Prepayment rate(1)	1%–8% CRR
Loss severity(2)	45%–90%

(1)
Conditional Repayment Rate (CRR) represents the annualized expected rate of voluntary prepayment of principal for mortgage-backed securities over a certain period of time.

(2)
Loss severity rates are estimated considering collateral characteristics and generally range from 45%-60% for prime bonds, 50%-90% for Alt-A bonds and 65%-90% for subprime bonds.

        The valuation as of September 30, 2011 assumes that U.S. housing prices will decrease 4% in 2011, 1% in 2012, remain flat in 2013 and increase 3% per year from 2014 onwards, while unemployment increases to 9.5% by the end of the fourth quarter of 2011.

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

        Because Citigroup does not intend to sell the AFS or HTM state and municipal bond securities or expect to be required to sell them prior to recovery, any related unrealized losses (other than credit-related losses) are not recognized in earnings as other-than-temporary impairment.

Recognition and Measurement of OTTI

        The following table presents the total OTTI recognized in earnings during the three and nine months ended September 30, 2011:

OTTI on Investments	Three months ended September 30, 2011			Nine months ended September 30, 2011
In millions of dollars	AFS	HTM	Total	AFS	HTM	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the periods ended September 30, 2011	$4	$133	$137	$72	$373	$445
Less: portion of OTTI loss recognized in AOCI (before taxes)	2	—	2	47	—	47

Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$2	$133	$135	$25	$373	$398
OTTI losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	11	—	11	239	1,387	1,626

Total impairment losses recognized in earnings	$13	$133	$146	$264	$1,760	$2,024

        The following is a three month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of September 30, 2011 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI Credit Losses Recognized in Earnings
In millions of dollars	June 30, 2011 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit impaired securities sold, transferred or matured	September 30, 2011 balance
AFS debt securities
Mortgage-backed securities
Prime	$292	$—	$—	$—	$292
Alt-A	2	—	—	—	2
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	$296	$—	$—	$—	$296
State and municipal	3	—	—	—	3
U.S. Treasury	66	—	—	—	66
Foreign government	163	—	—	—	163
Corporate	155	—	2	—	157
Asset-backed securities	10	—	—	—	10
Other debt securities	52	—	—	—	52

Total OTTI credit losses recognized for AFS debt securities	$745	$—	$2	$—	$747

HTM debt securities
Mortgage-backed securities
Prime	$84	$—	$—	$—	$84
Alt-A	1,952	47	85	—	2,084
Subprime	252	—	1	—	253
Non-U.S. residential	96	—	—	—	96
Commercial real estate	10	—	—	—	10

Total mortgage-backed Securities	$2,394	$47	$86	$—	$2,527
State and municipal	9	—	—	—	9
Corporate	351	—	—	—	351
Asset-backed securities	113	—	—	—	113
Other debt securities	5	—	—	—	5

Total OTTI credit losses recognized for HTM debt securities	$2,872	$47	$86	$—	$3,005

        The following is a nine month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of September 30, 2011 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI Credit Losses Recognized in Earnings
In millions of dollars	December 31, 2010 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit impaired securities sold, transferred or matured	September 30, 2011 balance
AFS debt securities
Mortgage-backed securities
Prime	$292	$—	$—	$—	$292
Alt-A	2	—	—	—	2
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	$296	$—	$—	$—	$296
State and municipal	3	—	—	—	3
U.S. Treasury	48	18	—	—	66
Foreign government	159	—	4	—	163
Corporate	154	1	2	—	157
Asset-backed securities	10	—	—	—	10
Other debt securities	52	—	—	—	52

Total OTTI credit losses recognized for AFS debt securities	$722	$19	$6	$—	$747

HTM debt securities
Mortgage-backed securities
Prime	$308	$—	$2	$(226)	$84
Alt-A	3,149	65	279	(1,409)	2,084
Subprime	232	2	23	(4)	253
Non-U.S. residential	96	—	—	—	96
Commercial real estate	10	—	—	—	10

Total mortgage-backed securities	$3,795	$67	$304	$(1,639)	$2,527
State and municipal	7	2	—	—	9
Corporate	351	—	—	—	351
Asset-backed securities	113	—	—	—	113
Other debt securities	5	—	—	—	5

Total OTTI credit losses recognized for HTM debt securities	$4,271	$69	$304	$(1,639)	$3,005

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

In millions of dollars at September 30, 2011	Fair value		Unfunded commitments	Redemption frequency (if currently eligible)	Redemption notice period
Hedge funds	$949		$9	Monthly, quarterly, annually	10-95 days
Private equity funds(1)(2)	2,144		2,036	—	—
Real estate funds(3)	374		198	—	—

Total	$3,467	(4)	$2,243	—	—

(1)
Includes investments in private equity funds carried at cost with a carrying value of $11 million.

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

(4)
Included in the total fair values of investments above is $0.7 billion of fund assets that are valued using NAVs provided by third-party asset managers.

        Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Financial Reform Act), the Company will be required to limit its investments in and arrangements with "private equity funds" and "hedge funds" as defined under the statute and impending regulations. Citi does not currently believe the implementation of the fund provisions of the Financial Reform Act will have a material negative impact on its overall results of operations.

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

Consumer Loans

        Consumer loans represent loans and leases managed primarily by the Regional Consumer Banking and Local Consumer Lending businesses. The following table provides information by loan type:

In millions of dollars	Sept. 30, 2011	Dec. 31, 2010
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$140,819	$151,469
Installment, revolving credit, and other	20,044	28,291
Cards	113,777	122,384
Commercial and industrial	4,785	5,021
Lease financing	1	2

	$279,426	$307,167

In offices outside the U.S.
Mortgage and real estate(1)	$51,304	$52,175
Installment, revolving credit, and other	35,377	38,024
Cards	38,063	40,948
Commercial and industrial	20,178	16,684
Lease financing	606	665

	$145,528	$148,496

Total Consumer loans	$424,954	$455,663
Net unearned income	(328)	69

Consumer loans, net of unearned income	$424,626	$455,732

(1)
Loans secured primarily by real estate.

        During the three and nine months ended September 30, 2011, the Company sold and/or reclassified (to held-for-sale) $3.1 billion and $14.0 billion, respectively, of Consumer loans. The Company did not have significant purchases of Consumer loans during the nine months ended September 30, 2011.

        Citigroup has a comprehensive risk management process to monitor, evaluate and manage the principal risks associated with its Consumer loan portfolio. Included in the loan table above are lending products whose terms may give rise to additional credit issues. Credit cards with below-market introductory interest rates and interest-only loans are examples of such products. However, these products are closely managed using appropriate credit techniques that mitigate their additional inherent risk.

        Credit quality indicators that are actively monitored include delinquency status, consumer credit scores, and loan to value ratios, each as discussed in more detail below:

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

        The following tables provide details on Citigroup's Consumer loan delinquency and non-accrual loans as of September 30, 2011 and December 31, 2010:

Consumer Loan Delinquency and Non-Accrual Details at September 30, 2011

In millions of dollars	30 - 89 days past due(1)	≥ 90 days past due(2)	90 days past due and accruing	Total non-accrual	Total current(3)(4)	Total loans(4)(5)
In North America offices
Residential first mortgages	$3,650	$3,994	$5,058	$4,049	$80,687	$95,108
Home equity loans(6)	913	1,019	—	982	42,920	44,852
Credit cards	2,406	2,058	2,058	—	110,159	114,623
Installment and other	860	446	13	706	19,240	20,546
Commercial market loans	21	123	9	217	6,786	6,930

Total	$7,850	$7,640	$7,138	$5,954	$259,792	$282,059

In offices outside North America
Residential first mortgages	$540	$505	$—	$757	$42,336	$43,381
Home equity loans(6)	—	1	—	1	7	8
Credit cards	915	777	498	482	37,141	38,833
Installment and other	689	235	—	518	28,473	29,397
Commercial market loans	51	146	—	234	29,376	29,573

Total	$2,195	$1,664	$498	$1,992	$137,333	$141,192

Total Citigroup	$10,045	$9,304	$7,636	$7,946	$397,125	$423,251

(1)
Excludes $1.7 billion of residential first mortgages that are guaranteed by U.S. government agencies.

(2)
Excludes $5.0 billion of residential first mortgages that are guaranteed by U.S. government agencies.

(3)
Loans less than 30 days past due are presented as current.

(4)
Includes $1.3 billion of residential first mortgages recorded at fair value.

(5)
Excludes $1.4 billion of Consumer loans in SAP for which delinquency information is not available.

(6)
Fixed rate home equity loans and loans extended under home equity lines of credit which are typically in junior lien positions.

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2010

In millions of dollars	30 - 89 days past due(1)	≥ 90 days past due(2)	90 days past due and accruing	Total non-accrual	Total current(3)(4)	Total loans(4)
In North America offices
Residential first mortgages	$4,311	$5,668	$5,405	$5,679	$81,597	$98,579
Home equity loans(5)	1,137	1,279	—	1,273	43,814	46,230
Credit cards	3,290	3,207	3,207	—	117,496	123,993
Installment and other	1,500	1,126	344	1,014	29,665	32,291
Commercial market loans	172	157	—	574	9,952	10,281

Total	$10,410	$11,437	$8,956	$8,540	$282,524	$311,374

In offices outside North America
Residential first mortgages	$657	$573	$—	$774	$41,852	$43,082
Home equity loans(5)	2	4	—	6	188	194
Credit cards	1,116	974	409	564	40,806	42,896
Installment and other	823	291	41	635	30,790	31,904
Commercial market loans	61	186	1	278	26,035	26,282

Total	$2,659	$2,028	$451	$2,257	$139,671	$144,358

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

        The following table provides details on the FICO scores attributable to Citi's U.S. Consumer loan portfolio as of September 30, 2011 and December 31, 2010 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis.

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

	September 30, 2011
	FICO
FICO Score Distribution in U.S. Portfolio(1)(2) In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$20,931	$8,857	$51,957
Home equity loans	7,049	3,713	31,938
Credit cards	9,858	10,766	89,513

Installment and other	6,564	3,363	7,520

Total	$44,402	$26,699	$180,928

(1)
Excludes loans guaranteed by U.S. government agencies, loans subject to LTSCs with U.S. government sponsored agencies, and loans recorded at fair value.

(2)
Excludes balances where FICO was not available. Such amounts are not material.

	December 31, 2010
	FICO
FICO Score Distribution in U.S. Portfolio(1)(2) In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$24,794	$9,095	$50,589
Home equity loans	7,531	3,413	33,363
Credit cards	18,341	12,592	88,332
Installment and other	11,320	3,760	10,743

Total	$61,986	$28,860	$183,027

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

        The following tables provide details on the LTV ratios attributable to Citi's U.S. Consumer mortgage portfolios as of September 30, 2011 and December 31, 2010. LTV ratios are updated monthly using the most recent Core Logic HPI data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available; otherwise, at the state level. The remainder of the portfolio is updated in a similar manner using the Office of Federal Housing Enterprise Oversight indices.

	September 30, 2011
	LTV
LTV Distribution in U.S. Portfolio(1)(2) In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$36,536	$22,232	$22,958

Home equity loans	13,672	11,047	17,766

Total	$50,208	$33,279	$40,724

(1)
Excludes loans guaranteed by U.S. government agencies, loans subject to LTSCs, and loans recorded at fair value.

(2)
Excludes balances where LTV was not available. Such amounts are not material.

	December 31, 2010
	LTV
LTV Distribution in U.S. Portfolio(1)(2) In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$32,408	$25,311	$26,636
Home equity loans	12,698	10,940	20,670

Total	$45,106	$36,251	$47,306

(1)
Excludes loans guaranteed by U.S. government agencies, loans subject to LTSCs, and loans recorded at fair value.

(2)
Excludes balances where LTV was not available. Such amounts are not material.

Impaired Consumer Loans

        Impaired loans are those for which Citigroup believes it is probable that it will not collect all amounts due according to the original contractual terms of the loan. Impaired Consumer loans include non-accrual commercial market loans as well as smaller-balance homogeneous loans whose terms have been modified due to the borrower's financial difficulties and Citigroup has granted a concession to the borrower. These modifications may include interest rate reductions and/or principal forgiveness. Impaired Consumer loans exclude smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis. In addition, Impaired Consumer loans exclude substantially all loans modified pursuant to Citi's short-term modification programs (i.e., for periods of 12 months or less) that were modified prior to January 1, 2011. At September 30, 2011, loans included in these short-term programs amounted to approximately $4.0 billion.

        Effective in the third quarter, as a result of adopting ASU 2011-02, certain loans modified under short-term programs since January 1, 2011 that were previously measured for impairment under ASC 450 are now measured for impairment under ASC 310-10-35. At September 30, 2011, the recorded investment in such loans was $1,170 million and the allowance for credit losses associated with those loans was $467 million. See Note 1 to the Consolidated Financial Statements for a discussion of this change.

        Valuation allowances for impaired Consumer loans are determined in accordance with ASC 310-10-35 considering all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's original contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. These expected cash flows incorporate modification program default rate assumptions. The original contractual effective rate for credit card loans is the pre-modification rate, which may include interest rate increases under the original contractual agreement with the borrower.

        The following tables present information about total impaired Consumer loans at September 30, 2011 and December 31, 2010, and for the three- and nine-month periods ended September 30, 2011 and September 30, 2010 for interest income recognized on impaired Consumer loans:

Impaired Consumer Loans

	September 30, 2011				Three Months Ended Sept. 30, 2011(5)(6)	Nine Months Ended Sept. 30, 2011(5)(6)
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized	Interest income recognized
Mortgage and real estate
Residential first mortgages	$19,296	$20,429	$3,380	$17,794	$220	$674
Home equity loans	1,859	1,909	1,065	1,539	21	51
Credit cards	6,869	6,913	3,201	6,345	98	296
Installment and other
Individual installment and other	2,678	2,679	1,296	2,899	75	228
Commercial market loans	434	633	63	619	3	19

Total(7)	$31,136	$32,563	$9,005	$29,196	$417	$1,268

(1)
Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)
$1,002 million of residential first mortgages, $18 million of home equity loans and $194 million of commercial market loans do not have a specific allowance.

(3)
Included in the Allowance for loan losses.

(4)
Average carrying value represents the average recorded investment balance for 2011 and does not include related specific allowance.

(5)
Includes amounts recognized on both an accrual and cash basis.

(6)
Cash interest receipts on smaller-balance homogeneous loans are generally recorded as revenue. The interest recognition policy for commercial market loans is identical to that for Corporate loans, as described below.

(7)
Prior to 2008, the Company's financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers' financial difficulties and it was determined that a concession was granted to the borrower. Smaller-balance consumer loans modified since January 1, 2008 amounted to $30.7 billion at September 30, 2011. However, information derived from Citi's risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $31.9 billion at September 30, 2011.

In millions of dollars	Three Months Ended Sept. 30, 2010(1)(2)	Nine Months Ended Sept. 30, 2010(1)(2)
Interest income recognized	$425	$1,306

(1)
Includes amounts recognized on both an accrual and cash basis.

(2)
Cash interest receipts on smaller-balance homogeneous loans are generally recorded as revenue. The interest recognition policy for commercial market loans is identical to that for Corporate loans, as described below.

	December 31, 2010
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$16,225	$17,287	$2,783	$13,606
Home equity loans	1,205	1,256	393	1,010
Credit cards	5,906	5,906	3,237	5,314
Installment and other
Individual installment and other	3,286	3,348	1,177	3,627
Commercial market loans	696	934	145	909

Total(5)	$27,318	$28,731	$7,735	$24,466

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

Consumer Troubled Debt Restructurings

        The following tables provide details on TDR activity and default information as of and for the three- and nine-month periods ended September 30, 2011.

        The following table presents TDRs occurring during the three-month period ended September 30, 2011.

In millions of dollars except number of loans modified	Number of loans modified	Pre- modification recorded investment	Post- modification recorded investment(1)	Deferred principal(2)	Contingent principal forgiveness(3)	Principal forgiveness	Average interest rate reduction
North America
Residential first mortgages	6,392	$1,071	$1,125	$25	$9	$—	2%
Home equity products	2,817	161	165	2	—	—	4%
Credit cards	146,783	853	853	—	—	—	19%
Installment and other revolving	13,968	101	101	—	—	—	4%
Commercial markets(4)	54	6	—	—	—	—	—

Total	170,014	$2,192	$2,244	$27	$9	$—

International
Residential first mortgages	1,028	$60	$58	$—	$—	$1	1%
Home equity products	10	1	1	—	—	—	—
Credit cards	51,089	140	138	—	—	—	24%
Installment and other revolving	25,330	113	111	—	—	1	13%
Commercial markets(4)	34	30	—	—	—	—	—

Total	77,491	$344	$308	$—	$—	$2

(1)
Post-modification balances include past due amounts that are capitalized at modification date.

(2)
Represents portion of loan principal that is non-interest bearing but still due from borrower.

(3)
Represents portion of loan principal that is non-interest bearing and, depending upon borrower performance, eligible for forgiveness.

(4)
Commercial markets loans are generally borrower-specific modifications and incorporate changes in the amount and/or timing of principal and/or interest.

        The following table presents TDRs occurring during the nine-month period ended September 30, 2011.

In millions of dollars except number of loans modified	Number of loans modified	Pre- modification recorded investment	Post- modification recorded investment(1)	Deferred principal(2)	Contingent principal forgiveness(3)	Principal forgiveness	Average interest rate reduction
North America
Residential first mortgages	23,934	$3,915	$4,144	$102	$45	$—	2%
Home equity products	11,926	662	686	21	1	—	4%
Credit cards	509,214	2,981	2,976	—	—	—	19%
Installment and other revolving	53,074	395	395	—	—	—	4%
Commercial markets(4)	491	49	—	—	—	1	—

Total	598,639	$8,002	$8,201	$123	$46	$1

International
Residential first mortgages	3,392	$186	$180	$—	$—	$5	1%
Home equity products	50	3	3	—	—	—	—
Credit cards	177,309	477	469	—	—	1	23%
Installment and other revolving	72,294	400	385	—	—	8	12%
Commercial markets(4)	43	48	—	—	—	—	—

Total	253,088	$1,114	$1,037	$—	$—	$14

(1)
Post-modification balances include past due amounts that are capitalized at modification date.

(2)
Represents portion of loan principal that is non-interest bearing but still due from borrower.

(3)
Represents portion of loan principal that is non-interest bearing and, depending upon borrower performance, eligible for forgiveness.

(4)
Commercial markets loans are generally borrower-specific modifications and incorporate changes in the amount and/or timing of principal and/or interest.

        The following table presents TDRs that were modified within the last 15 months prior to each quarter-end in 2011 and for which there was a payment default in that quarterly period.

In millions of dollars	TDR loans in payment default Three Months Ended September 30, 2011(1)(2)	TDR loans in payment default Nine Months Ended September 30, 2011(1)(3)
North America
Residential first mortgages	$489	$1,368
Home equity products	15	29
Credit cards	220	1,012
Installment and other revolving	25	52
Commercial markets(1)	1	2

Total	$750	$2,463

International
Residential first mortgages	$15	$65
Home equity products	—	2
Credit cards	65	255
Installment and other revolving	45	201
Commercial markets(1)	8	11

Total	$133	$534

(1)
Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

(2)
TDR loans modified from April 1, 2010 through September 30, 2011 that defaulted during the third quarter of 2011.

(3)
TDR loans modified within the last 15 months prior to each quarter end in 2011 and for which there was a payment default in that quarterly period.

Corporate Loans

        Corporate loans represent loans and leases managed by ICG or the SAP. The following table presents information by Corporate loan type as of September 30, 2011 and December 31, 2010:

In millions of dollars	Sept. 30, 2011	Dec. 31, 2010
Corporate
In U.S. offices
Commercial and industrial	$18,361	$14,334
Loans to financial institutions	31,241	29,813
Mortgage and real estate(1)	20,426	19,693
Installment, revolving credit and other	14,359	12,640
Lease financing	1,396	1,413

	$85,783	$77,893

In offices outside the U.S.
Commercial and industrial	$75,661	$71,618
Installment, revolving credit and other	14,733	11,829
Mortgage and real estate(1)	6,015	5,899
Loans to financial institutions	27,069	22,620
Lease financing	469	531
Governments and official institutions	3,545	3,644

	$127,492	$116,141

Total Corporate loans	$213,275	$194,034
Net unearned income	(662)	(972)

Corporate loans, net of unearned income	$212,613	$193,062

(1)
Loans secured primarily by real estate.

        During the nine and three months ended September 30, 2011, the Company sold and/or reclassified (to held-for-sale) $4.8 billion and $1.1 billion, respectively, of held-for-investment Corporate loans. The Company did not have significant purchases of loans classified as held-for-investment during the nine and three months ended September 30, 2011.

        Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired Corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While Corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by Corporate loan type as of September 30, 2011 and December 31, 2010:

Corporate Loan Delinquency and Non-Accrual Details at September 30, 2011

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans
Commercial and industrial	$128	$7	$135	$1,357	$90,780	$92,272
Financial institutions	4	—	4	1,247	56,117	57,368
Mortgage and real estate	338	75	413	1,172	24,726	26,311
Leases	4	11	15	19	1,831	1,865
Other	92	4	96	376	30,269	30,741
Loans at fair value						4,056

Total	$566	$97	$663	$4,171	$203,723	$212,613

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

(3)
Corporate loans are past due when principal or interest is contractually due but unpaid. Loans less than 30 days past due are presented as current.

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2010

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans
Commercial and industrial	$94	$39	$133	$5,135	$78,752	$84,020
Financial institutions	2	—	2	1,258	50,648	51,908
Mortgage and real estate	376	20	396	1,782	22,892	25,070
Leases	9	—	9	45	1,890	1,944
Other	100	52	152	400	26,941	27,493
Loans at fair value						2,627

Total	$581	$111	$692	$8,620	$181,123	$193,062

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

Corporate Loans Credit Quality Indicators at September 30, 2011 and December 31, 2010

In millions of dollars	Recorded investment in loans(1) September 30, 2011	Recorded investment in loans(1) December 31, 2010
Investment grade(2)
Commercial and industrial	$60,955	$52,932
Financial institutions	49,521	47,310
Mortgage and real estate	9,470	8,119
Leases	1,050	1,204
Other	26,076	21,844

Total investment grade	$147,072	$131,409

Non-investment grade(2)
Accrual
Commercial and industrial	$29,960	$25,992
Financial institutions	6,601	3,412
Mortgage and real estate	3,320	3,329
Leases	796	695
Other	4,288	4,316
Non-accrual
Commercial and industrial	1,357	5,135
Financial institutions	1,247	1,258
Mortgage and real estate	1,172	1,782
Leases	19	45
Other	376	400

Total non-investment grade	$49,136	$46,364

Private Banking loans managed on a delinquency basis(2)	$12,349	$12,662
Loans at fair value	4,056	2,627

Corporate loans, net of unearned income	$212,613	$193,062

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

        The following tables present non-accrual loan information by Corporate loan type at September 30, 2011 and December 31, 2010, respectively, and for the three- and nine-month periods ended September 30, 2011 and September 30, 2010 for interest income recognized on non-accrual Corporate loans:

Non-Accrual Corporate Loans

	September 30, 2011				Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized	Interest income recognized
Non-accrual Corporate loans
Commercial and industrial	$1,357	$1,709	$216	$2,446	$24	$48
Loans to financial institutions	1,247	1,791	57	1,180	—	—
Mortgage and real estate	1,172	1,390	156	1,673	3	10
Lease financing	19	26	—	33	—	2
Other	376	578	78	448	4	17

Total non-accrual Corporate loans	$4,171	$5,494	$507	$5,780	$31	$77

In millions of dollars	Three Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2010
Interest income recognized	$9	$52

	December 31, 2010
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual Corporate loans
Commercial and industrial	$5,135	$8,031	$843	$6,027
Loans to financial institutions	1,258	1,835	259	883
Mortgage and real estate	1,782	2,328	369	2,474
Lease financing	45	71	—	55
Other	400	948	218	1,205

Total non-accrual Corporate loans	$8,620	$13,213	$1,689	$10,644

	September 30, 2011		December 31, 2010
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual Corporate loans with valuation allowances
Commercial and industrial	$587	$216	$4,257	$843
Loans to financial institutions	610	57	818	259
Mortgage and real estate	613	156	1,008	369
Other	155	78	241	218

Total non-accrual Corporate loans with specific allowance	$1,965	$507	$6,324	$1,689

Non-accrual Corporate loans without specific allowance
Commercial and industrial	$770		$878
Loans to financial institutions	637		440
Mortgage and real estate	559		774
Lease financing	19		45
Other	221		159

Total non-accrual Corporate loans without specific allowance	$2,206	N/A	$2,296	N/A

(1)
Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)
Average carrying value represents the average recorded investment balance for 2011 and does not include related specific allowance.

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

Corporate Troubled Debt Restructurings

        The following tables provide details on TDR activity and default information as of and for the three- and nine-month periods ended September 30, 2011.

        The following table presents TDRs occurring during the three-month period ended September 30, 2011.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven	Net P&L impact(3)
Commercial and industrial	$70	$—	$—	$70	$—	$15
Loans to financial institutions	—	—	—	—	—	—
Mortgage and real estate	16	—	14	2	—	—
Other	74	—	67	7	—	—

Total	$160	$—	$81	$79	$—	$15

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)
TDRs involving changes in the amount or timing of interest payments may involve a reduction in interest rate or a below-market interest rate.

(3)
Balances reflect charge-offs and reserves recorded during the three months ended September 30, 2011 on loans subject to a TDR during the period then ended.

        The following table presents TDRs occurring during the nine-month period ended September 30, 2011.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$110	$—	$—	$110	$—	$16
Loans to financial institutions	—	—	—	—	—	—
Mortgage and real estate	244	3	14	227	4	37
Other	74	—	67	7	—	—

Total	$428	$3	$81	$344	$4	$53

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)
TDRs involving changes in the amount or timing of interest payments may involve a reduction in interest rate or a below-market interest rate.

(3)
Balances reflect charge-offs and reserves recorded during the nine months ended September 30, 2011 on loans subject to a TDR during the period then ended.

        The following table presents corporate loans modified in a troubled debt restructuring within the last 15 months prior to each quarter end in 2011 and for which there was a payment default in that quarterly period.

In millions of dollars	Carrying Value at Sept. 30, 2011	TDR Loans in payment default(1) Three Months Ended Sept. 30, 2011	TDR Loans in payment default(1) Nine Months Ended Sept. 30, 2011
Commercial and industrial	$419	$6	$7
Loans to financial institutions	579	—	—
Mortgage and real estate	263	—	—
Other	100	—	—

Total Corporate Loans modified in TDRs	$1,361	$6	$7

(1)
Payment default constitutes failure to pay principal or interest when due per the contractual terms of the loan.

 13.    ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
In millions of dollars	2011	2010	2011	2010
Allowance for loan losses at beginning of period	$34,362	$46,197	$40,655	$36,033
Gross credit losses	(5,217)	(8,499)	(18,254)	(26,707)
Gross recoveries	703	840	2,324	2,702

Net credit losses (NCLs)	$(4,514)	$(7,659)	$(15,930)	$(24,005)

NCLs	$4,514	$7,659	$15,930	$24,005
Net reserve builds (releases)	(1,591)	(1,470)	(7,023)	(4,104)
Net specific reserve builds (releases)	126	(523)	222	654

Total provision for credit losses	$3,049	$5,666	$9,129	$20,555
Other, net(1)	(845)	(530)	(1,802)	11,091

Allowance for loan losses at end of period	$32,052	$43,674	$32,052	$43,674

Allowance for credit losses on unfunded lending commitments at beginning of period(2)	$1,097	$1,054	$1,066	$1,157
Provision for unfunded lending commitments	43	26	55	(80)

Allowance for credit losses on unfunded lending commitments at end of period(2)	$1,139	$1,102	$1,139	$1,102

Total allowance for loans, leases, and unfunded lending commitments at end of period	$33,191	$44,776	$33,191	$44,776

(1)
The nine months ended September 30, 2011 includes a reduction of approximately $1.2 billion related to the sale or transfers to held-for-sale of various U.S. loan portfolios and a reduction of $240 million related to the sale of the Egg Banking PLC credit card business. The nine months ended September 30, 2010 primarily includes an increase of $13.4 billion related to the impact of consolidating entities in connection with Citi's adoption of SFAS 167 on January 1, 2010 offset by reductions related to sales or transfers to held-for-sale for U.S. real estate lending loans of approximately $1.8 billion, U.K. real estate lending loans of approximately $290 million, the Canada cards portfolio of approximately $107 million, and an auto portfolio of approximately $130 million.

(2)
Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other Liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans

	Three Months Ended September 30, 2011
In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses
Beginning balance June 30, 2011	$3,447	$30,915	$34,362
Charge-offs	(298)	(4,919)	(5,217)
Recoveries	26	677	703
Replenishment of net charge-offs	272	4,242	4,514
Net reserve builds (releases)	(118)	(1,473)	(1,591)
Net specific reserve builds (releases)(1)	(109)	235	126
Other	(34)	(811)	(845)

Ending balance	$3,186	$28,866	$32,052

	Nine Months Ended September 30, 2011
	Corporate	Consumer	Total
Allowance for loan losses
Beginning balance December 31, 2010	$5,249	$35,406	$40,655
Charge-offs	(1,699)	(16,555)	(18,254)
Recoveries	228	2,096	2,324
Replenishment of net charge-offs	1,471	14,459	15,930
Net reserve builds (releases)	(870)	(6,153)	(7,023)
Net specific reserve builds (releases)(1)	(1,186)	1,408	222
Other	(7)	(1,795)	(1,802)

Ending balance	$3,186	$28,866	$32,052

(1)
Includes $467 million attributable to certain Consumer loan modifications newly classified as TDRs in accordance with ASU 2011-02. Substantially all of this amount had previously been included in the non-specific reserves.

	September 30, 2011			December 31, 2010
In millions of dollars	Corporate	Consumer(1)	Total	Corporate	Consumer(1)	Total
Allowance for loan losses
Determined in accordance with ASC 450-20	$2,626	$19,844	$22,470	$3,510	$27,644	$31,154

Determined in accordance with ASC 310-10-35	507	9,005	9,512	1,689	7,735	9,424

Determined in accordance with ASC 310-30	53	17	70	50	27	77

Total allowance for loan losses	$3,186	$28,866	$32,052	$5,249	$35,406	$40,655

Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20(2)	$203,565	$392,977	$596,542	$181,052	$426,444	$607,496

Loans evaluated for impairment in accordance with ASC 310-10-35	4,840	30,089	34,929	9,139	27,318	36,457

Loans acquired with deteriorated credit quality in accordance with ASC 310-30	152	253	405	244	225	469

Loans held at fair value	4,056	1,307	5,363	2,627	1,745	4,372

Total loans, net of unearned income	$212,613	$424,626	$637,239	$193,062	$455,732	$648,794

(1)
Classifiably managed Consumer loans (commercial market loans) are evaluated for impairment in a manner consistent with that for Corporate loans. That is, an asset-specific component is calculated under ASC 310-10-35 on an individual basis for larger-balance, non-homogeneous loans which are considered impaired and the allowance for the remainder of the classifiably managed portion of the Consumer loan portfolio is calculated under ASC 450 using a statistical methodology, supplemented by management adjustment.

(2)
Only considers contractual principal amounts due, except for credit card loans where estimated loss amounts related to accrued interest receivable are also included.

 14.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in Goodwill during the first nine months of 2011 were as follows:

In millions of dollars
Balance at December 31, 2010	$26,152

Foreign exchange translation	$345
Smaller acquisitions/divestitures, purchase accounting adjustments and other	(11)
Discontinued operations	(147)

Balance at March 31, 2011	$26,339

Foreign exchange translation	292
Smaller acquisitions/divestitures and other	(10)

Balance at June 30, 2011	$26,621

Foreign exchange translation	(1,184)
Smaller acquisitions/divestitures and other	59

Balance at September 30, 2011	$25,496

        During the first nine months of 2011, no goodwill was written off due to impairment. The Company performed its annual goodwill impairment test during the third quarter of 2011 resulting in no impairment in step one for any of the reporting units.

        The following tables present the Company's goodwill balances by reporting unit and by segment at September 30, 2011:

In millions of dollars
Reporting unit(1)	Goodwill
North America Regional Consumer Banking	$2,545
EMEA Regional Consumer Banking	357
Asia Regional Consumer Banking	5,667
Latin America Regional Consumer Banking	1,730
Securities and Banking	9,185
Global Transaction Services	1,550
Brokerage and Asset Management	71
Local Consumer Lending—Cards	4,391

Total	$25,496

By Segment
Regional Consumer Banking	$10,299
Institutional Clients Group	10,735
Citi Holdings	4,462

Total	$25,496

(1)
Local Consumer Lending—Other is excluded from the table as there is no goodwill allocated to such unit.

Intangible Assets

        The components of intangible assets as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011			December 31, 2010
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,617	$5,205	$2,412	$7,796	$5,048	$2,748
Core deposit intangibles	1,340	944	396	1,442	959	483
Other customer relationships	835	344	491	796	289	507
Present value of future profits	235	120	115	241	114	127
Indefinite-lived intangible assets	493	—	493	550	—	550
Other(1)	4,829	1,936	2,893	4,723	1,634	3,089

Intangible assets (excluding MSRs)	$15,349	$8,549	$6,800	$15,548	$8,044	$7,504
Mortgage servicing rights (MSRs)	2,852	—	2,852	4,554	—	4,554

Total intangible assets	$18,201	$8,549	$9,652	$20,102	$8,044	$12,058

(1)
Includes contract-related intangible assets.

        The changes in intangible assets during the first nine months of 2011 were as follows:

In millions of dollars	Net carrying amount at December 31, 2010	Acquisitions/ divestitures	Amortization	Impairments	FX and other(1)	Discontinued Operations	Net carrying amount at September 30, 2011
Purchased credit card relationships	$2,748	$6	$(330)	$—	$(12)	$—	$2,412
Core deposit intangibles	483	4	(73)	—	(18)	—	396
Other customer relationships	507	3	(39)	—	20	—	491
Present value of future profits	127	—	(10)	—	(2)	—	115
Indefinite-lived intangible assets	550	—	—	—	(57)	—	493
Other	3,089	74	(227)	(16)	(9)	(18)	2,893

Intangible assets (excluding MSRs)	$7,504	$87	$(679)	$(16)	$(78)	$(18)	$6,800
Mortgage servicing rights (MSRs)(2)	4,554						2,852

Total intangible assets	$12,058						$9,652

(1)
Includes foreign exchange translation, purchase accounting and other adjustments.

(2)
See Note 17 to the Consolidated Financial Statements for the roll-forward of MSRs.

 15.    DEBT

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings at September 30, 2011 and December 31, 2010 as follows:

In millions of dollars	September 30, 2011	December 31, 2010
Commercial paper
Bank	$14,803	$14,987
Non-bank	9,442	9,670

	$24,245	$24,657
Other borrowings(1)	41,573	54,133

Total	$65,818	$78,790

(1)
At September 30, 2011 and December 31, 2010, includes collateralized advances from the Federal Home Loan Banks of $6 billion and $10 billion, respectively.

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

Long-Term Debt

In millions of dollars	September 30, 2011	December 31, 2010
Bank(1)	80,808	113,234
Citigroup parent company	$185,952	$191,944
Other Non-bank	67,064	76,005

Total(2)(3)	$333,824	$381,183

(1)
At September 30, 2011 and December 31, 2010, includes collateralized advances from the Federal Home Loan Banks of $11.0 billion and $18.2 billion, respectively.

(2)
Of this amount, approximately $44.0 billion is guaranteed by the FDIC under the TLGP with $6 billion maturing during the remainder of 2011(approximately $14.3 billion of TLGP debt has matured during 2011 as of September 30, 2011) and $38.0 billion maturing in 2012.

(3)
Includes senior notes with carrying values of $232 million issued to Safety First Trust Series, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2009-2, and 2009-3 at September 30, 2011, and $364 million issued to Safety First Trust Series 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 (collectively, the Safety First Trusts) at December 31, 2010. Citigroup Funding Inc. (CFI) owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust securities and the Safety First Trusts' common securities. The Safety First Trusts' obligations under the Safety First Trust securities are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        CGMHI has committed long-term financing facilities with unaffiliated banks. At September 30, 2011, CGMHI had drawn down the full $900 million available under these facilities, of which $150 million is guaranteed by Citigroup. Generally, a bank can terminate these facilities by giving CGMHI one-year prior notice.

        Long-term debt at September 30, 2011 and December 31, 2010 includes $16,089 million and $18,131 million, respectively, of junior subordinated debt. The Company has formed statutory business trusts under the laws of the State of Delaware. The trusts exist for the exclusive purposes of (i) issuing trust securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of their parent; and (iii) engaging in only those activities necessary or incidental thereto. Citigroup owns all of the voting securities of these subsidiary trusts, and the subsidiary trusts' obligations are fully and unconditionally guaranteed by Citigroup. Subject to regulatory approval, Citigroup generally has the right to redeem the junior subordinated debentures, as set forth in the table below.

        The following table summarizes the trust securities and accompanying subordinated debentures at September 30, 2011:

						Junior subordinated debentures owned by trust
Trust securities with distributions guaranteed by Citigroup In millions of dollars, except share amounts	Issuance date	Securities issued	Liquidation value	Coupon rate	Common shares issued to parent	Amount(1)	Maturity	Redeemable by issuer beginning
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	35,885,898	897	7.125%	1,109,874	925	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	43,651,597	1,091	6.950%	1,350,050	1,125	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	33,874,813	847	6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	14,757,823	369	6.100%	456,428	380	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460	6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XII	Mar. 2010	92,000,000	2,300	8.500%	25	2,300	Mar. 30, 2040	Mar. 30, 2015
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875%	25	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XIV	June 2006	12,227,281	306	6.875%	40,000	307	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	25,210,733	630	6.500%	40,000	631	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	38,148,947	954	6.450%	20,000	954	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	28,047,927	701	6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	99,901	156	6.829%	50	156	June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	22,771,968	569	7.250%	20,000	570	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	17,709,814	443	7.875%	20,000	443	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	2,345,801	2,346	8.300%	500	2,346	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXXIII	July 2009	3,025,000	3,025	8.000%	100	3,025	July 30, 2039	July 30, 2014
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$17,652			$17,778

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

        In connection with the fourth and final remarketing of trust securities held by the Abu Dhabi Investment Authority (ADIA), during the second quarter of 2011, Citigroup exchanged the junior subordinated debentures owned by Citigroup Capital trust XXXII for $1.875 billion of senior notes with a coupon of 3.953%, payable semiannually. The senior notes mature on June 15, 2016.

 16.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Changes in each component of Accumulated other comprehensive income (loss) for the nine-month periods ended September 30, 2011 and 2010 are as follows:

Nine months ended September 30, 2011:

In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2010	$(2,395)	$(7,127)	$(2,650)	$(4,105)	$(16,277)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	740	—	—	—	740
Foreign currency translation adjustment, net of taxes(2)	—	1,364	—	—	1,364
Cash flow hedges, net of taxes(3)	—	—	152	—	152
Pension liability adjustment, net of taxes(4)	—	—	—	37	37

Change	$740	$1,364	$152	$37	$2,293

Balance, March 31, 2011	$(1,655)	$(5,763)	$(2,498)	$(4,068)	$(13,984)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	1,052	—	—	—	1,052
Foreign currency translation adjustment, net of taxes(2)	—	776	—	—	776
Cash flow hedges, net of taxes(3)	—	—	(69)	—	(69)
Pension liability adjustment, net of taxes(4)	—	—	—	3	3

Change	$1,052	$776	$(69)	$3	$1,762

Balance, June 30, 2011	$(603)	$(4,987)	$(2,567)	$(4,065)	$(12,222)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	505	—	—	—	505
Foreign currency translation adjustment, net of taxes(5)	—	(4,935)	—	—	(4,935)
Cash flow hedges, net of taxes(3)	—	—	(532)	—	(532)
Pension liability adjustment, net of taxes(4)	—	—	—	140	140

Change	$505	$(4,935)	$(532)	$140	$(4,822)

Balance, September 30, 2011	$(98)	$(9,922)	$(3,099)	$(3,925)	$(17,044)

Nine months ended September 30, 2010:
Balance, December 31, 2009	$(4,347)	$(7,947)	$(3,182)	$(3,461)	$(18,937)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	1,182	—	—	—	1,182
Foreign currency translation adjustment, net of taxes(2)	—	(279)	—	—	(279)
Cash flow hedges, net of taxes(3)	—	—	223	—	223
Pension liability adjustment, net of taxes(4)	—	—	—	(48)	(48)

Change	$1,182	$(279)	$223	$(48)	$1,078

Balance, March 31, 2010	$(3,165)	$(8,226)	$(2,959)	$(3,509)	$(17,859)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	906	—	—	—	906
Foreign currency translation adjustment, net of taxes(2)	—	(2,036)	—	—	(2,036)
Cash flow hedges, net of taxes(3)	—	—	(225)	—	(225)
Pension liability adjustment, net of taxes(4)	—	—	—	44	44

Change	$906	$(2,036)	$(225)	$44	$(1,311)

Balance, June 30, 2010	$(2,259)	$(10,262)	$(3,184)	$(3,465)	$(19,170)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	1,262	—	—	—	1,262
Foreign currency translation adjustment, net of taxes(2)	—	2,755	—	—	2,755
Cash flow hedges, net of taxes(3)	—	—	(121)	—	(121)
Pension liability adjustment, net of taxes(4)	—	—	—	(35)	(35)

Change	$1,262	$2,755	$(121)	$(35)	$3,861

Balance, September 30, 2010	$(997)	$(7,507)	$(3,305)	$(3,500)	$(15,309)

(1)
The after tax realized gains (losses) on sales and impairments of securities during the nine months ended September 30, 2011 and 2010 were $(26) million and $556 million, respectively. For details of the unrealized gains and losses on Citigroup's available-for-sale and held-to-maturity securities, and the net gains (losses) included in income, see Note 11 to the Consolidated Financial Statements.

(2)
Primarily reflects the movements in the Brazilian real, British pound, Euro, Japanese yen, Korean won, Mexican peso, Polish zloty and Turkish lira against the U.S. dollar, and changes in related tax effects and hedges.

(3)
Primarily driven by Citigroup's pay fixed/receive floating interest rate swap programs that are hedging the floating rates on deposits and long-term debt.

(4)
Primarily reflects adjustments based on the final year-end actuarial valuations for the Company's pension and postretirement plans and amortization of amounts previously recognized in other comprehensive income.

(5)
Primarily reflects the movements (by order of impact) in the Mexican peso, Euro, Brazilian real, Korean won, Turkish lira and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges.

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

        Citigroup's involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE as of September 30, 2011 and December 31, 2010 is presented below:

As of September 30, 2011
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures(3)
	Total involvement with SPE assets
In millions of dollars		Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(4)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$55,538	$55,538	$—	$—	$—	$—	$—	$—
Mortgage securitizations(5)
U.S. agency-sponsored	234,048	—	234,048	3,806	—	—	28	3,834
Non-agency-sponsored	11,770	1,774	9,996	405	—	—	—	405
Citi-administered asset-backed commercial paper conduits (ABCP)	31,602	20,073	11,529	—	—	11,529	—	11,529
Third-party commercial paper conduits	7,808	—	7,808	457	—	298	—	755
Collateralized debt obligations (CDOs)	3,964	—	3,964	24	—	—	—	24
Collateralized loan obligations (CLOs)	9,432	—	9,432	103	—	—	—	103
Asset-based financing	17,998	1,471	16,527	6,329	2	2,984	105	9,420
Municipal securities tender option bond trusts (TOBs)	16,761	8,324	8,437	708	—	5,356	25	6,089
Municipal investments	15,996	288	15,708	2,315	2,704	1,223	—	6,242
Client intermediation	3,515	157	3,358	562	—	—	—	562
Investment funds	3,715	87	3,628	—	111	57	—	168
Trust preferred securities	17,939	—	17,939	—	128	—	—	128
Other	6,253	124	6,129	354	67	112	79	612

Total	$436,339	$87,836	$348,503	$15,063	$3,012	$21,559	$237	$39,871

Citi Holdings
Credit card securitizations	$29,305	$29,070	$235	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	176,268	—	176,268	1,879	—	—	145	2,024
Non-agency-sponsored	18,309	1,699	16,610	73	—	—	—	73
Student loan securitizations	1,836	1,836	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	6,956	—	6,956	139	—	—	137	276
Collateralized loan obligations (CLOs)	9,416	—	9,416	1,376	—	7	98	1,481
Asset-based financing	12,954	84	12,870	5,476	3	287	—	5,766
Municipal investments	5,191	—	5,191	344	266	85	—	695
Client intermediation	155	120	35	35	—	—	—	35
Investment funds	1,239	14	1,225	29	45	—	—	74
Other	7,337	6,818	519	101	62	160	—	323

Total	$268,966	$39,641	$229,325	$9,452	$376	$539	$380	$10,747

Total Citigroup	$705,305	$127,477	$577,828	$24,515	$3,388	$22,098	$617	$50,618

(1)
The definition of maximum exposure to loss is included in the text that follows.

(2)
Included in Citigroup's September 30, 2011 Consolidated Balance Sheet.

(3)
Not included in Citigroup's September 30, 2011 Consolidated Balance Sheet.

(4)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(5)
Citicorp mortgage securitizations also include agency and non-agency (private label) re-securitization activities. These SPEs are not consolidated. See "Re-Securitizations" below for further discussion.

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

(5)
Citicorp mortgage securitizations also include agency and non-agency (private label) re-securitization activities. These SPEs are not consolidated. See "Re-Securitizations" below for further discussion.

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

  •
  certain positions in mortgage-backed and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, where the Company has no other involvement with the related securitization entity deemed to be significant. For more information on these positions, see Notes 10 and 11 to the Consolidated Financial Statements;

  •
  certain representations and warranties exposures in Securities and Banking mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of the loans securitized was approximately $23 billion at September 30, 2011, related to transactions sponsored by Securities and Banking during the period 2005 to 2008; and

  •
  certain representations and warranties exposures in Consumer mortgage securitizations, where the original mortgage loan balances are no longer outstanding.

        The asset balances for consolidated VIEs represent the carrying amounts of the assets consolidated by the Company. The carrying amount may represent the amortized cost or the current fair value of the assets depending on the legal form of the asset (e.g., security or loan) and the Company's standard accounting policies for the asset type and line of business.

        The asset balances for unconsolidated VIEs where the Company has significant involvement represent the most current information available to the Company. In most cases, the asset balances represent an amortized cost basis without regard to impairments in fair value, unless fair value information is readily available to the Company. For VIEs that obtain asset exposures synthetically through derivative instruments (for example, synthetic CDOs), the tables generally include the full original notional amount of the derivative as an asset.

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments

        The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of September 30, 2011:

In millions of dollars	Liquidity Facilities	Loan Commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$11,529	$—
Third-party commercial paper conduits	298	—
Asset-based financing	5	2,979
Municipal securities tender option bond trusts (TOBs)	5,356	—
Municipal investments	344	879
Investment funds	—	57
Other	—	112

Total Citicorp	$17,532	$4,027

Citi Holdings
Collateralized loan obligations (CLOs)	$—	$7
Asset-based financing	70	217
Municipal investments	—	85
Other	—	160

Total Citi Holdings	$70	$469

Total Citigroup funding commitments	$17,602	$4,496

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

	September 30, 2011			December 31, 2010
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.2	$0.7	$0.9	$0.2	$0.6	$0.8
Trading account assets	0.6	0.2	0.8	4.9	1.6	6.5
Investments	8.0	1.5	9.5	7.9	—	7.9
Total loans, net	78.4	37.0	115.4	85.3	44.7	130.0
Other	0.6	0.3	0.9	0.1	0.6	0.7

Total assets	$87.8	$39.7	$127.5	$98.4	$47.5	$145.9

Short-term borrowings	$22.6	$0.8	$23.4	$23.1	$2.2	$25.3
Long-term debt	34.0	18.4	52.4	47.6	22.1	69.7
Other liabilities	0.1	0.2	0.3	0.6	0.2	0.8

Total liabilities	$56.7	$19.4	$76.1	$71.3	$24.5	$95.8

Citicorp & Citi Holdings Significant Variable Interests in Unconsolidated VIEs—Balance Sheet Classification

        The following tables present the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$5.4	$1.4	$6.8	$5.0	$2.7	$7.7
Investments	3.3	5.2	8.5	3.8	5.9	9.7
Loans	7.9	2.1	10.0	5.9	5.0	10.9
Other	1.5	1.2	2.7	2.7	2.0	4.7

Total assets	$18.1	$9.9	$28.0	$17.4	$15.6	$33.0

Long-term debt	$0.2	$—	$0.2	$0.4	$0.5	$0.9
Other liabilities	—	—	—	—	—	—

Total liabilities	$0.2	$—	$0.2	$0.4	$0.5	$0.9

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

        The Company relies on securitizations to fund a significant portion of its credit card businesses in North America. The following table reflects amounts related to the Company's securitized credit card receivables as of September 30, 2011 and December 31, 2010:

	Citicorp		Citi Holdings
In billions of dollars	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Principal amount of credit card receivables in trusts	$59.6	$67.5	$29.6	$34.1

Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$31.5	$42.0	$13.1	$16.4
Retained by Citigroup as trust-issued securities	8.5	3.4	7.1	7.1
Retained by Citigroup via non-certificated interests	19.6	22.1	9.4	10.6

Total ownership interests in principal amount of trust credit card receivables	$59.6	$67.5	$29.6	$34.1

Credit Card Securitizations—Citicorp

        The following table summarizes selected cash flow information related to Citicorp's credit card securitizations for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,
In billions of dollars	2011	2010
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(0.6)	(1.0)

	Nine months ended September 30,
In billions of dollars	2011	2010
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(11.5)	(18.4)

Credit Card Securitizations—Citi Holdings

        The following table summarizes selected cash flow information related to Citi Holdings' credit card securitizations for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,
In billions of dollars	2011	2010
Proceeds from new securitizations	$—	$1.8
Pay down of maturing notes	—	(2.1)

	Nine months ended September 30,
In billions of dollars	2011	2010
Proceeds from new securitizations	$3.9	$5.5
Pay down of maturing notes	(7.2)	(15.8)

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

Funding, Liquidity Facilities and Subordinated Interests

        Citigroup securitizes credit card receivables through two securitization trusts—Citibank Credit Card Master Trust (Master Trust), which is part of Citicorp, and the Citibank OMNI Master Trust (Omni Trust), which is part of Citi Holdings as of September 30, 2011. The liabilities of the trusts are included in the Consolidated Balance Sheet, excluding those retained by Citigroup.

        Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 3.3 years as of September 30, 2011 and 3.4 years as of December 31, 2010.

Master Trust Liabilities (at par value)

In billions of dollars	September 30, 2011	December 31, 2010
Term notes issued to multi-seller commercial paper conduits	$—	$0.3
Term notes issued to third parties	31.5	41.8
Term notes retained by Citigroup affiliates	8.5	3.4

Total Master Trust Liabilities	$40.0	$45.5

        The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits.

        The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.7 years as of September 30, 2011 and 1.8 years as of December 31, 2010.

Omni Trust Liabilities (at par value)

In billions of dollars	September 30, 2011	December 31, 2010
Term notes issued to multi-seller commercial paper conduits	$3.9	$7.2
Term notes issued to third parties	9.2	9.2
Term notes retained by Citigroup affiliates	7.1	7.1

Total Omni Trust Liabilities	$20.2	$23.5

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

Mortgage Securitizations—Citicorp

        The following tables summarize selected cash flow information related to mortgage securitizations for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011		2010
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$12.8	—	$17.6
Contractual servicing fees received	0.1	—	0.1
Cash flows received on retained interests and other net cash flows	—	—	0.1

	Nine months ended September 30,
	2011		2010
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$38.6	$0.1	$41.9
Contractual servicing fees received	0.4	—	0.4
Cash flows received on retained interests and other net cash flows	0.1	—	0.1

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages were $(1.6) million and $(8.6) million for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2011, gains (losses) recognized on the securitization of non-agency-sponsored mortgages were $0 million and $(0.7) million, respectively.

        Agency and non-agency mortgage securitization gains (losses) for the three and nine months ended September 30, 2010 were $(5.0) million and $(3.0) million, respectively.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30, 2011			Three months ended September 30, 2010
Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior Interests	Subordinated Interests	Agency- and non-agency- sponsored mortgages
Discount rate	3.0% to 17.5%	—	—	0.8% to 44.9%
Weighted average discount rate	10.9%	—	—
Constant prepayment rate	5.0% to 23.1%	—	—	1.5% to 49.5%
Weighted average constant prepayment rate	9.6%	—	—
Anticipated net credit losses(2)	NM	—	—	13.0% to 80.0%
Weighted average anticipated net credit losses	NM	—	—

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior Interests	Subordinated Interests	Agency- and non-agency- sponsored mortgages
Discount rate	0.6% to 28.3%	2.4% to 10.0%	8.4%	0.8% to 44.9%
Weighted average discount rate	11.4%	4.5%	8.4%
Constant prepayment rate	2.2% to 23.1%	1.0% to 2.2%	22.1%	1.5% to 49.5%
Weighted average constant prepayment rate	7.2%	1.9%	22.1%
Anticipated net credit losses(2)	NM	35.0% to 72.0%	11.4%	13.0% to 80.0%
Weighted average anticipated net credit losses	NM	45.3%	11.4%

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

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

        At September 30, 2011, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

	September 30, 2011
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior Interests	Subordinated Interests
Discount rate	2.4% to 22.7%	3.6% to 27.6%	1.5% to 32.7%
Weighted average discount rate	8.3%	8.4%	15.4%
Constant prepayment rate	16.2% to 30.6%	2.2% to 54.7%	1.0% to 30.3%
Weighted average constant prepayment rate	27.2%	11.6%	11.0%
Anticipated net credit losses(2)	NM	0.0% to 79.3%	31.8% to 90.0%
Weighted average anticipated net credit losses	NM	41.7%	48.3%

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM    Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior Interests	Subordinated Interests
Carrying value of retained interests	$2,254	$185	$339

Discount rates
Adverse change of 10%	$(56)	$(6)	$(26)
Adverse change of 20%	(109)	(10)	(47)

Constant prepayment rate
Adverse change of 10%	$(125)	$(6)	$(6)
Adverse change of 20%	(242)	(13)	(14)

Anticipated net credit losses
Adverse change of 10%	$(13)	$(1)	$(3)
Adverse change of 20%	(25)	(3)	5

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

Mortgage Securitizations—Citi Holdings

        The following tables summarize selected cash flow information related to Citi Holdings mortgage securitizations for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011		2010
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.3	—	$0.6
Contractual servicing fees received	0.1	—	0.2
Cash flows received on retained interests and other net cash flows	—	—	—

	Nine months ended September 30,
	2011		2010
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.9	$—	$0.6
Contractual servicing fees received	0.4	0.1	0.7
Cash flows received on retained interests and other net cash flows	0.1	—	0.1

        The Company did not recognize gains (losses) on the securitization of U.S. agency- and non-agency-sponsored mortgages in the quarters ended September 30, 2011 and 2010.

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

        At September 30, 2011, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

	September 30, 2011
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior Interests	Subordinated Interests
Discount rate	7.2%	1.9% to 16.0%	8.6% to 29.9%
Weighted average discount rate	7.2%	0.3%	13.5%
Constant prepayment rate	29.1%	39.7%	2.0% to 25.6%
Weighted average constant prepayment rate	29.1%	37.7%	10.0%
Anticipated net credit losses	NM	0.3% to 40.0%	40.0% to 95.0%
Weighted average anticipated net credit losses	NM	1.6%	50.7%
Weighted average life	4.0 years	3.0-4.9 years	0.3-7.5 years

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

NM    Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior Interests	Subordinated Interests
Carrying value of retained interests	$1,179	$171	$27

Discount rates
Adverse change of 10%	$(33)	$(1)	$(5)
Adverse change of 20%	(64)	(1)	(8)

Constant prepayment rate
Adverse change of 10%	$(99)	$(26)	$(1)
Adverse change of 20%	(190)	(51)	(2)

Anticipated net credit losses
Adverse change of 10%	$(22)	$(9)	$(5)
Adverse change of 20%	(44)	(16)	(5)

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

        The fair value of capitalized mortgage servicing rights (MSRs) was $2.9 billion and $4.0 billion at September 30, 2011 and 2010, respectively. The MSRs correspond to principal loan balances of $421 billion and $503 billion as of September 30, 2011 and 2010, respectively. The following table summarizes the changes in capitalized MSRs for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,
In millions of dollars	2011	2010
Balance, as of June 30	$4,258	$4,894
Originations	126	155
Changes in fair value of MSRs due to changes in inputs and assumptions	(1,196)	(635)
Other changes(1)	(336)	(438)

Balance, as of September 30	$2,852	$3,976

	Nine months ended September 30,
In millions of dollars	2011	2010
Balance, as of the beginning of year	$4,554	$6,530
Originations	425	424
Changes in fair value of MSRs due to changes in inputs and assumptions	(1,301)	(1,929)
Other changes(1)	(826)	(1,049)

Balance, as of September 30	$2,852	$3,976

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

        The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions of dollars	2011	2010	2011	2010
Servicing fees	$292	$336	$897	$1,049
Late fees	19	22	58	67
Ancillary fees	39	53	92	145

Total MSR fees	$350	$411	$1,047	$1,261

        These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations

        The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the nine months ended September 30, 2011, Citi transferred non-agency (private label) securities with an original par value of approximately $182 million to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients. As of September 30, 2011, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $375 million ($32 million of which relates to re-securitization transactions executed in 2011) and are recorded in trading assets. Of this amount, approximately $72 million and $303 million related to senior and subordinated beneficial interests, respectively. The original par value of private label re-securitization transactions in which Citi holds a retained interest as of September 30, 2011 was approximately $7.6 billion.

        The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the nine months ended September 30, 2011, Citi transferred agency securities with a fair value of approximately $29.2 billion to re-securitization entities. As of September 30, 2011, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.1 billion ($1.8 billion of which related to re-securitization transactions executed in 2011) and are recorded in trading assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of September 30, 2011 was approximately $53.7 billion.

        As of September 30, 2011, the Company did not consolidate any private-label or agency re-securitization entities.

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

        Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 30 to 60 days. As of September 30, 2011 and December 31, 2010, the weighted average lives of the commercial paper issued by consolidated and unconsolidated conduits were approximately 41 days at each period end.

        The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, there are generally two additional forms of credit enhancement that protect the commercial paper investors from defaulting assets. First, the subordinate loss notes issued by each conduit absorb any credit losses up to their full notional amount. Second, each conduit has obtained a letter of credit from the Company, which needs to be sized to be at least 8-10% of the conduit's assets with a floor of $200 million. The letters of credit provided by the Company to the consolidated conduits total approximately $1.8 billion. The net result across all multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated in the following order:

  •
  subordinate loss note holders,

  •
  the Company, and

  •
  the commercial paper investors.

        The Company also provides the conduits with two forms of liquidity agreements that are used to provide funding to the conduits in the event of a market disruption, among other events. Each asset of the conduit is supported by a transaction-specific liquidity facility in the form of an asset purchase agreement (APA). Under the APA, the Company has agreed to purchase non-defaulted eligible receivables from the conduit at par. Any assets purchased under the APA are subject to increased pricing. The APA is not designed to provide credit support to the conduit, as it generally does not permit the purchase of defaulted or impaired assets and generally reprices the assets purchased to consider potential increased credit risk. The APA covers all assets in the conduits and is considered in the Company's maximum exposure to loss. In addition, the

Company provides the conduits with program-wide liquidity in the form of short-term lending commitments. Under these commitments, the Company has agreed to lend to the conduits in the event of a short-term disruption in the commercial paper market, subject to specified conditions. The total notional exposure under the program-wide liquidity agreement for the Company's unconsolidated administered conduit as of September 30, 2011, is $0.6 billion and is considered in the Company's maximum exposure to loss. The Company receives fees for providing both types of liquidity agreements and considers these fees to be on fair market terms.

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of September 30, 2011, the Company owned none of the commercial paper issued by its unconsolidated administered conduit.

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

        The Company administers one conduit that originates loans to third-party borrowers and those obligations are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. The economic performance of this government-guaranteed loan conduit is most significantly impacted by the performance of its underlying assets. The guarantors must approve each loan held by the entity and the guarantors have the ability (through establishment of the servicing terms to direct default mitigation and to purchase defaulted loans) to manage the conduit's loans that become delinquent to improve the economic performance of the conduit. Because the Company does not have the power to direct the activities of this government-guaranteed loan conduit that most significantly impact the economic performance of the entity, it was concluded that the Company should not consolidate the entity. As of September 30, 2011, this unconsolidated government-guaranteed loan conduit held assets of approximately $11.5 billion.

Third-Party Commercial Paper Conduits

        The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. As of September 30, 2011, the notional amount of these facilities was approximately $755 million, of which $457 million was funded under these facilities. The Company is not the party that has the power to direct the activities of these conduits that most significantly impact their economic performance and thus does not consolidate them.

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

        A third-party asset manager is typically retained by the CDO/CLO to select the pool of assets and manage those assets over the term of the SPE. The Company is the manager for a limited number of CLO transactions.

        The Company earns fees for warehousing assets prior to the creation of a "cash flow" or "market value" CDO/CLO, structuring CDOs/CLOs and placing debt securities with investors. In addition, the Company has retained interests in many of the CDOs/CLOs it has structured and makes a market in the issued notes.

        The Company's continuing involvement in synthetic CDOs/CLOs generally includes purchasing credit protection through credit default swaps with the CDO/CLO, owning a portion of the capital structure of the CDO/CLO in the form of both unfunded derivative positions (primarily super-senior exposures discussed below) and funded notes, entering into interest-rate swap and total-return swap transactions with the CDO/CLO, lending to the CDO/CLO, and making a market in the funded notes.

        Where a CDO/CLO vehicle issues preferred shares (or subordinated notes that are the equivalent form), the preferred shares generally represent an insufficient amount of equity (less than 10%) and create the presumption that preferred shares are insufficient to finance the entity's activities without subordinated financial support. In addition, although the preferred shareholders generally have full exposure to expected losses on the collateral and uncapped potential to receive expected residual returns, they generally do not have the ability to make decisions about the entity that have a significant effect on the entity's financial results because of their limited role in making day-to-day decisions and their limited ability to remove the asset manager. Because one or both of the above conditions will generally be met, we have concluded that, even where a CDO/CLO vehicle issued preferred shares, the vehicle should be classified as a VIE.

        In general, the asset manager, through its ability to purchase and sell assets or—where the reinvestment period of a CDO/CLO has expired—the ability to sell assets, will have the power to direct the activities of the vehicle that most significantly impact the economic performance of the CDO/CLO. However, where a CDO/CLO has experienced an event of default or an optional redemption period has gone into effect, the activities of the asset manager may be curtailed and/or certain additional rights will generally be provided to the investors in a CDO/CLO vehicle, including the right to direct the liquidation of the CDO/CLO vehicle.

        The Company has retained significant portions of the "super-senior" positions issued by certain CDOs. These positions are referred to as "super-senior" because they represent the most senior positions in the CDO and, at the time of structuring, were senior to tranches rated AAA by independent rating agencies. The positions have included facilities structured in the form of short-term commercial paper, where the Company wrote put options ("liquidity puts") to certain CDOs. Under the terms of the liquidity puts, if the CDO was unable to issue commercial paper at a rate below a specified maximum (generally LIBOR + 35 bps to LIBOR + 40 bps), the Company was obligated to fund the senior tranche of the CDO at a specified interest rate. As of September 30, 2011, the Company no longer had exposure to this commercial paper as all of the underlying CDOs had been liquidated.

        The Company does not generally have the power to direct the activities of the vehicle that most significantly impacts the economic performance of the CDOs/CLOs as this power is generally held by a third-party asset manager of the CDO/CLO. As such, those CDOs/CLOs are not consolidated. Where: (i) the Company is the asset manager and no other single investor has the unilateral ability to remove the Company or cause the unilateral liquidation of the CDO/CLO, or the Company is not the asset manager but has a unilateral right to remove the third-party asset manager or unilaterally liquidate the CDO/CLO and receive the underlying assets, and (ii) the Company has economic exposure to the vehicle that is potentially significant to the vehicle, the Company will consolidate the CDO/CLO.

        The Company continues to monitor its involvement in unconsolidated CDOs/CLOs to assess future consolidation risk. For example, if the Company were to acquire additional interests in these vehicles and obtain the right, due to an event of default trigger being met, to unilaterally liquidate or direct the activities of a CDO/CLO, the Company may be required to consolidate the asset vehicle. For cash CDOs/CLOs, the net result of such consolidation would be to gross up the Company's balance sheet by the current fair value of the securities held by third parties and assets held by the CDO/CLO, which amounts are not considered material. For synthetic CDOs/CLOs, the net result of such consolidation may reduce the Company's balance sheet because intercompany derivative receivables and payables would eliminate in consolidation, and other assets held by the CDO/CLO and the securities held by third parties would be recognized at their current fair values.

Key Assumptions and Retained Interests—Citi Holdings

        The key assumptions, used for the securitization of CDOs and CLOs during the quarter ended September 30, 2011, in measuring the fair value of retained interests at the date of sale or securitization are as follows:

	CDOs	CLOs
Discount rate	50.3% to 55.3%	4.1% to 4.5%

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$14	$150

Discount rates
Adverse change of 10%	$(1)	$(3)
Adverse change of 20%	(3)	(7)

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

Asset-Based Financing—Citicorp

        The primary types of Citicorp's asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at September 30, 2011 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total assets	Maximum exposure
Type
Commercial and other real estate	$3.3	$1.3
Hedge funds and equities	6.2	2.4
Airplanes, ships and other assets	7.0	5.7

Total	$16.5	$9.4

Asset-Based Financing—Citi Holdings

        The primary types of Citi Holdings' asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at September 30, 2011 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total assets	Maximum exposure
Type
Commercial and other real estate	$5.0	$0.6
Corporate loans	5.0	4.2
Airplanes, ships and other assets	2.9	1.0

Total	$12.9	$5.8

        The following table summarizes selected cash flow information related to asset-based financings for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,
In billions of dollars	2011	2010
Cash flows received on retained interests and other net cash flows	$0.2	$0.2

	Nine months ended September 30,
In billions of dollars	2011	2010
Cash flows received on retained interests and other net cash flows	$1.2	$1.2

        The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below.

In millions of dollars	Asset-based Financing
Carrying value of retained interests	$4,165

Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	(285)

Municipal Securities Tender Option Bond (TOB) Trusts

        TOB trusts hold fixed- and floating-rate, taxable and tax-exempt securities issued by state and local governments and municipalities. The trusts are typically single-issuer trusts whose assets are purchased from the Company or from other investors in the municipal securities market. The TOB trusts fund the purchase of their assets by issuing long-term, putable floating rate certificates (Floaters) and residual certificates (Residuals). The trusts are referred to as Tender Option Bond trusts because the Floater holders have the ability to tender their interests periodically back to the issuing trust, as described further below. The Floaters and Residuals evidence beneficial ownership interests in, and are collateralized by, the underlying assets of the trust. The Floaters are held by third-party investors, typically tax-exempt money market funds. The Residuals are typically held by the original owner of the municipal securities being financed.

        The Floaters and the Residuals have a tenor which is equal to or shorter than the tenor of the underlying municipal bonds. The Residuals entitle their holders to the residual cash flows from the issuing trust, the interest income generated by the underlying municipal securities net of interest paid on the Floaters and trust expenses. The Residuals are rated based on the long-term rating of the underlying municipal bond. The Floaters bear variable interest rates that are reset periodically to a new market rate based on a spread to a high grade, short-term, tax-exempt index. The Floaters have a long-term rating based on the long-term rating of the underlying municipal bond and a short-term rating based on that of the liquidity provider to the trust.

        There are two kinds of TOB trusts: customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are trusts through which customers finance their investments in municipal securities. The Residuals are held by customers and the Floaters by third-party investors, typically tax-exempt money market funds. Non-customer TOB trusts are trusts through which the Company finances its own investments in municipal securities. In such trusts, the Company holds the Residuals and third-party investors, typically tax-exempt money market funds hold the Floaters.

        The Company serves as remarketing agent to the trusts, placing the Floaters with third-party investors at inception, facilitating the periodic reset of the variable rate of interest on the Floaters, and remarketing any tendered Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing, in which case the trust is unwound. The Company may, but is not obligated to, buy the Floaters into its own inventory. The level of the Company's inventory of Floaters fluctuates over time. As of September 30, 2011, the Company held $129 million of Floaters related to both customer and non-customer TOB trusts.

        For certain non-customer trusts, the Company also provides credit enhancement. Approximately $0.3 billion of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company.

        The Company provides liquidity to many of the outstanding trusts. If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bonds are sold in the market. If there is a shortfall in the trust's cash flows between the redemption price of the tendered Floaters and the proceeds from the sale of the underlying municipal bonds, the trust draws on a liquidity agreement in an amount equal to the shortfall. For customer TOBs where the Residual is less than 25% of the trust's capital structure, the Company has a reimbursement agreement with the Residual holder under which the Residual holder reimburses the Company for any payment made under the liquidity arrangement. Through this reimbursement agreement, the Residual holder remains economically exposed to fluctuations in value of the underlying municipal bonds. These reimbursement agreements are generally subject to daily margining based on changes in value of the underlying municipal bond. In cases where a third party provides liquidity to a non-customer TOB trust, a similar reimbursement arrangement is made whereby the Company (or a consolidated subsidiary of the Company) as Residual holder absorbs any losses incurred by the liquidity provider.

        As of September 30, 2011, liquidity agreements provided with respect to customer TOB trusts, and other non-consolidated, customer-sponsored municipal investment funds, totaled $9.6 billion, offset by reimbursement agreements in place with a notional amount of $8.3 billion. The remaining exposure relates to TOB transactions where the Residual owned by the customer is at least 25% of the bond value at the inception of the transaction and no reimbursement agreement is executed. In addition, the Company has provided liquidity arrangements with a notional amount of $20 million for other non-consolidated non-customer TOB trusts described below.

        The Company considers the customer and non-customer TOB trusts to be VIEs. Customer TOB trusts are not consolidated by the Company. The Company has concluded that the power to direct the activities that most significantly impact the economic performance of the customer TOB trusts is primarily held by the customer Residual holder, who may unilaterally cause the sale of the trust's bonds.

        Non-customer TOB trusts generally are consolidated. Similar to customer TOB trusts, the Company has concluded that the power over the non-customer TOB trusts is primarily held by the Residual holder, who may unilaterally cause the sale of the trust's bonds. Because the Company holds the Residual interest, and thus has the power to direct the activities that most significantly impact the trust's economic performance, it consolidates the non-customer TOB trusts.

        Total assets in non-customer TOB trusts also include $46 million of assets where the Residuals are held by hedge funds that are consolidated and managed by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge funds (and, thus, are not consolidated by the Company) under the application of ASC 946, Financial Services—Investment Companies, which precludes consolidation of owned investments. The Company consolidates the hedge funds, because the Company holds controlling financial interests in the hedge funds. Certain of the Company's equity investments in the hedge funds are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge fund.

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

Investment Funds

        The Company is the investment manager for certain investment funds that invest in various asset classes including private equity, hedge funds, real estate, fixed income and infrastructure. The Company earns a management fee, which is a percentage of capital under management and may earn performance fees. In addition, for some of these funds the Company has an ownership interest in the investment funds. The Company has also established a number of investment funds as opportunities for qualified employees to invest in private equity investments. The Company acts as investment manager to these funds and may provide employees with financing on both recourse and non-recourse bases for a portion of the employees' investment commitments.

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

  •
  Option contracts, which give the purchaser, for a premium, the right, but not the obligation, to buy or sell within a specified time a financial instrument, commodity or currency at a contracted price that may also be settled in cash, based on differentials between specified indices or prices.

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

        Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup's derivative instruments as of September 30, 2011 and December 31, 2010 are presented in the table below.

Derivative Notionals

	Hedging instruments under ASC 815 (SFAS 133)(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Interest rate contracts
Swaps	$158,930	$155,972	$29,418,507	$27,084,014	$138,688	$135,979
Futures and forwards	—	—	4,093,642	4,874,209	39,854	46,140
Written options	—	—	4,257,002	3,431,608	19,618	8,762
Purchased options	—	—	4,397,376	3,305,664	8,920	18,030

Total interest rate contract notionals	$158,930	$155,972	$42,166,527	$38,695,495	$207,080	$208,911

Foreign exchange contracts
Swaps	$28,156	$29,599	$1,171,516	$1,118,610	$22,517	$27,830
Futures and forwards	65,712	79,168	3,423,837	2,745,922	34,827	28,191
Written options	1,504	1,772	831,964	599,025	632	50
Purchased options	33,021	16,559	778,046	536,032	94	174

Total foreign exchange contract notionals	$128,393	$127,098	$6,205,363	$4,999,589	$58,070	$56,245

Equity contracts
Swaps	$—	$—	$92,394	$67,637	$—	$—
Futures and forwards	—	—	17,090	19,816	—	—
Written options	—	—	829,618	491,519	—	—
Purchased options	—	—	797,841	473,621	—	—

Total equity contract notionals	$—	$—	$1,736,943	$1,052,593	$—	$—

Commodity and other contracts
Swaps	$—	$—	$27,531	$19,213	$—	$—
Futures and forwards	—	—	71,651	115,578	—	—
Written options	—	—	95,554	61,248	—	—
Purchased options	—	—	117,895	61,776	—	—

Total commodity and other contract notionals	$—	$—	$312,631	$257,815	$—	$—

Credit derivatives(4)
Protection sold	$—	$—	$1,439,423	$1,223,116	$—	$—
Protection purchased	4,164	4,928	1,523,675	1,289,239	24,267	28,526

Total credit derivatives	$4,164	$4,928	$2,963,098	$2,512,355	$24,267	$28,526

Total derivative notionals	$291,487	$287,998	$53,384,562	$47,517,847	$289,417	$293,682

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 (SFAS 133) where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt is $7,879 million and $8,023 million at September 30, 2011 and December 31, 2010, respectively.

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

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading account assets/liabilities(1)		Derivatives classified in Other assets/liabilities
In millions of dollars at September 30, 2011	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$916	$75	$10,667	$4,916
Foreign exchange contracts	503	324	4,272	1,508

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$1,419	$399	$14,939	$6,424

Other derivative instruments
Interest rate contracts	$767,005	$756,138	$6,767	$5,545
Foreign exchange contracts	131,498	133,846	767	1,538
Equity contracts	26,515	44,665	—	—
Commodity and other contracts	13,345	14,475	—	—
Credit derivatives(2)	104,598	98,475	542	152

Total other derivative instruments	$1,042,961	$1,047,599	$8,076	$7,235

Total derivatives	$1,044,380	$1,047,998	$23,015	$13,659
Cash collateral paid/received	59,738	53,431	340	4,127
Less: Netting agreements and market value adjustments	(1,043,853)	(1,040,175)	(3,425)	(3,425)

Net receivables/payables	$60,265	$61,254	$19,930	$14,361

(1)
The trading derivatives fair values are presented in Note 10 to the Consolidated Financial Statements.

(2)
The credit derivatives trading assets are composed of $94,526 million related to protection purchased and $10,072 million related to protection sold as of September 30, 2011. The credit derivatives trading liabilities are composed of $10,889 million related to protection purchased and $87,586 million related to protection sold as of September 30, 2011.

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

        The amount of payables in respect of cash collateral received that was netted with unrealized gains from derivatives was $48 billion and $31 billion as of September 30, 2011 and December 31, 2010, respectively. The amount of receivables in respect of cash collateral paid that was netted with unrealized losses from derivatives was $52 billion as of September 30, 2011 and $45 billion as of December 31, 2010.

        The amounts recognized in Principal transactions in the Consolidated Statement of Income for the three and nine months ended September 30, 2011 and September 30, 2010 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are included in the table below. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.

	Principal transactions gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2011	2010	2011	2010
Interest rate contracts	$1,972	$633	$5,318	$4,383
Foreign exchange contracts	576	992	1,958	1,495
Equity contracts	(358)	468	217	783
Commodity and other contracts	107	(33)	131	197
Credit derivatives	(194)	25	262	1,705

Total Citigroup(1)	$2,103	$2,085	$7,886	$8,563

(1)
Also see Note 6 to the Consolidated Financial Statements.

        The amounts recognized in Other revenue in the Consolidated Statement of Income for the three and nine months ended September 30, 2011 and September 30, 2010 related to derivatives not designated in a qualifying hedging relationship and not recorded in Trading account assets or Trading account liabilities are shown below. The table below does not include the offsetting gains/losses on the hedged items, which amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2011	2010	2011	2010
Interest rate contracts	$1,090	$794	$1,027	$596
Foreign exchange contracts	(1,576)	3,909	1,096	(1,916)
Credit derivatives	586	(389)	362	(248)

Total Citigroup(1)	$100	$4,314	$2,485	$(1,568)

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

        For asset/liability management hedging, the fixed-rate long-term debt would be recorded at amortized cost under current U.S. GAAP. However, by electing to use ASC 815 (SFAS 133) fair value hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings. The related interest-rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, a management hedge, which does not meet the ASC 815 hedging criteria, would involve recording only the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings. The debt would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts and other factors that cause the change in the swap's value and may change the underlying yield of the debt. This type of hedge is undertaken when hedging requirements cannot be achieved or management decides not to apply ASC 815 hedge accounting. Another alternative for the Company would be to elect to carry the debt at fair value under the fair value option. Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt would be reported in earnings. The related interest rate swap, with changes in fair value, would also be reflected in earnings, and provides a natural offset to the debt's fair value change. To the extent the two offsets are not exactly equal, the difference would be reflected in current earnings.

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

        The following table summarizes the gains (losses) on the Company's fair value hedges for the three and nine months ended September 30, 2011 and September 30, 2010:

	Gains (losses) on fair value hedges(1)
	Three Months ended September 30,		Nine Months ended September 30,
In millions of dollars	2011	2010	2011	2010
Gain (loss) on fair value designated and qualifying hedges
Interest rate contracts	$4,143	$1,663	$3,678	$4,028
Foreign exchange contracts	590	(993)	(405)	681

Total gain (loss) on fair value designated and qualifying hedges	$4,733	$670	$3,273	$4,709

Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(4,207)	$(1,710)	$(3,913)	$(4,158)
Foreign exchange hedges	(613)	1,095	318	(496)

Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(4,820)	$(615)	$(3,595)	$(4,654)

Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(110)	$(49)	$(244)	$(136)
Foreign exchange hedges	17	3	14	30

Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(93)	$(46)	$(230)	$(106)

Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$46	$2	$9	$6
Foreign exchange contracts	(40)	99	(101)	155

Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$6	$101	$(92)	$161

(1)
Amounts are included in Other revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

Cash Flow Hedges

Hedging of benchmark interest rate risk

        Citigroup hedges variable cash flows resulting from floating-rate liabilities and rollover (re-issuance) of short-term liabilities. Variable cash flows from those liabilities are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps and receive-variable, pay-fixed forward-starting interest rate swaps. These cash-flow hedging relationships use either regression analysis or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. When certain interest rates do not qualify as a benchmark interest rate, Citigroup designates the risk being hedged as the risk of overall changes in the hedged cash flows. Since efforts are made to match the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant.

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

Hedging total return

        Citigroup generally manages the risk associated with highly leveraged financing it has entered into by seeking to sell a majority of its exposures to the market prior to or shortly after funding. The portion of the highly leveraged financing that is retained by Citigroup is generally hedged with a total return swap.

        The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three and nine months ended September 30, 2011 and September 30, 2010 is not significant.

        The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges for the three and nine months ended September 30, 2011 and September 30, 2010 is presented below:

	Three Months ended September 30,		Nine Months ended September 30,
In millions of dollars	2011	2010	2011	2010
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$(1,132)	$(239)	$(1,689)	$(864)
Foreign exchange contracts	(65)	(379)	(166)	(768)

Total effective portion of cash flow hedges included in AOCI	$(1,197)	$(618)	$(1,855)	$(1,632)

Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(285)	$(326)	$(951)	$(1,060)
Foreign exchange contracts	(60)	(97)	(198)	(378)

Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(345)	$(423)	$(1,149)	$(1,438)

(1)
Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

        For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of September 30, 2011 is approximately $1.2 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.

        The impact of cash flow hedges on AOCI is also shown in Note 16 to the Consolidated Financial Statement

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

        The pretax gain (loss) recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $2,776 million and $902 million for the three and nine months ended September 30, 2011, respectively, and $(3,300) million and $(2,824) million for the three and nine months ended September 30, 2010, respectively.

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

        A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return which will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of September 30, 2011 and December 31, 2010, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

        The following tables summarize the key characteristics of the Company's credit derivative portfolio as protection seller as of September 30, 2011 and December 31, 2010:

In millions of dollars as of September 30, 2011	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$950,836	$56,298
Broker-dealer	337,216	22,348
Non-financial	1,777	97
Insurance and other financial institutions	149,594	8,843

Total by industry/counterparty	$1,439,423	$87,586

By instrument
Credit default swaps and options	$1,437,893	$87,449
Total return swaps and other	1,530	137

Total by instrument	$1,439,423	$87,586

By rating
Investment grade	$643,663	$19,483
Non-investment grade	246,529	34,790
Not rated	549,231	33,313

Total by rating	$1,439,423	$87,586

By maturity
Within 1 year	$203,334	$3,226
From 1 to 5 years	1,002,106	55,878
After 5 years	233,983	28,482

Total by maturity	$1,439,423	$87,586

(1)
Fair value amounts payable under credit derivatives purchased were $11,041 million.

(2)
In addition, fair value amounts receivable under credit derivatives sold were $10,072 million.

In millions of dollars as of December 31, 2010	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$784,080	$20,718
Broker-dealer	312,131	10,232
Non-financial	1,463	54
Insurance and other financial institutions	125,442	4,954

Total by industry/counterparty	1,223,116	35,958

By instrument
Credit default swaps and options	$1,221,211	$35,800
Total return swaps and other	1,905	158

Total by instrument	1,223,116	35,958

By rating
Investment grade	$487,270	$6,124
Non-investment grade	218,296	11,364
Not rated	517,550	18,470

Total by rating	$1,223,116	$35,958

By maturity
Within 1 year	$162,075	$353
From 1 to 5 years	853,808	16,524
After 5 years	207,233	19,081

Total by maturity	$1,223,116	$35,958

(1)
Fair value amounts payable under credit derivatives purchased were $23,840 million.

(2)
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

Credit-Risk-Related Contingent Features in Derivatives

        Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2011 and December 31, 2010 is $27 billion and $23 billion, respectively. The Company has posted $22 billion and $18 billion as collateral for this exposure in the normal course of business as of September 30, 2011 and December 31, 2010, respectively. Each downgrade would trigger additional collateral requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch as of September 30, 2011, the Company would be required to post additional collateral of $2.6 billion.

 19. FAIR VALUE MEASUREMENT

        ASC 820-10 (formerly SFAS 157) defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Among other things the standard requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, the use of block discounts is precluded when measuring the fair value of instruments traded in an active market. It also requires recognition of trade-date gains related to certain derivative transactions whose fair values have been determined using unobservable market inputs.

        Under ASC 820-10, the probability of default of a counterparty is factored into the valuation of derivative positions and includes the impact of Citigroup's own credit risk on derivatives and other liabilities measured at fair value.

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

        Citigroup acted in the capacity of primary dealer for approximately $72 billion of ARS and continued to purchase residual unsold inventory in support of the auction mechanism until mid-February 2008. After this date, liquidity in the ARS market deteriorated significantly, auctions failed due to a lack of bids from third-party investors, and Citigroup ceased to purchase unsold inventory. Following a number of ARS refinancings, at September 30, 2011, Citigroup continued to act in the capacity of primary dealer for approximately $16 billion of outstanding ARS.

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

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010. The Company's hedging of positions that have been classified in the Level 3 category are not limited to other financial instruments that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

In millions of dollars at September 30, 2011	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$216,064	$4,690	$220,754	$(57,315)	$163,439
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$26,564	$1,067	$27,631	$—	$27,631
Prime	—	731	660	1,391	—	1,391
Alt-A	—	995	239	1,234	—	1,234
Subprime	—	862	489	1,351	—	1,351
Non-U.S. residential	—	376	174	550	—	550
Commercial	—	2,128	832	2,960	—	2,960

Total trading mortgage- backed securities	$—	$31,656	$3,461	$35,117	$—	$35,117

U.S. Treasury and federal agencies securities
U.S. Treasury	$12,851	$2,618	—	$15,469	—	$15,469
Agency obligations	—	3,135	—	3,135	—	3,135

Total U.S. Treasury and federal agencies securities	$12,851	$5,753	$—	$18,604	$—	$18,604

State and municipal	$—	$6,038	$231	$6,269	—	$6,269
Foreign government	77,342	24,553	995	102,890	—	102,890
Corporate	—	38,985	4,679	43,664	—	43,664
Equity securities	27,297	3,832	266	31,395	—	31,395
Asset-backed securities	—	1,303	5,700	7,003	—	7,003
Other debt securities	—	13,316	2,114	15,430	—	15,430

Total trading securities	$117,490	$125,436	$17,446	$260,372	$—	$260,372

Derivatives
Interest rate contracts	$186	$765,739	$1,996	767,921
Foreign exchange contracts	—	131,106	895	132,001
Equity contracts	3,449	21,510	1,556	26,515
Commodity contracts	1,329	10,790	1,226	13,345
Credit derivatives	—	93,338	11,260	104,598

Total gross derivatives	$4,964	$1,022,483	$16,933	$1,044,380
Cash collateral paid				59,738
Netting agreements and market value adjustments					$(1,043,853)

Total derivatives	$4,964	$1,022,483	$16,933	$1,104,118	$(1,043,853)	$60,265

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$63	$41,654	$46	$41,763	$—	$41,763
Prime	—	114	16	130	—	130
Alt-A	—	1	—	1	—	1
Subprime	—	—	—	—	—	—
Non-U.S. residential	—	2,884	—	2,884	—	2,884
Commercial	—	480	3	483	—	483

Total investment mortgage-backed securities	$63	$45,133	$65	$45,261	$—	$45,261

U.S. Treasury and federal agency securities
U.S. Treasury	$12,478	$27,563	$—	$40,041	$—	$40,041
Agency obligations	—	41,473	—	41,473	—	41,473

Total U.S. Treasury and federal agency	$12,478	$69,036	$—	$81,514	$—	$81,514

State and municipal	$—	$13,992	$388	$14,380	$—	$14,380
Foreign government	33,400	49,235	353	82,988	—	82,988
Corporate	—	15,258	1,316	16,574	—	16,574
Equity securities	4,429	109	1,506	6,044	—	6,044
Asset-backed securities	—	5,666	4,246	9,912	—	9,912
Other debt securities	747	1,142	273	2,162	—	2,162
Non-marketable equity securities	—	519	7,235	7,754	—	7,754

Total investments	$51,117	$200,090	$15,382	$266,589	$—	$266,589

Loans(2)	$—	$717	$4,646	$5,363	$—	$5,363

In millions of dollars at September 30, 2011	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Mortgage servicing rights	—	—	2,852	2,852	—	2,852
Other financial assets measured on a recurring basis	—	29,273	2,380	31,653	(3,425)	28,228

Total assets	$173,571	$1,594,063	$64,329	$1,891,701	$(1,104,593)	$787,108
Total as a percentage of gross assets(3)	9.5%	87.0%	3.5%	100.0%

Liabilities
Interest-bearing deposits	$—	$1,060	$459	$1,519	$—	$1,519
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	191,941	1,098	193,039	(57,315)	135,724
Trading account liabilities
Securities sold, not yet purchased	75,790	11,083	724	87,597	—	87,597
Derivatives
Interest rate contracts	151	754,601	1,461	756,213
Foreign exchange contracts	—	133,309	861	134,170
Equity contracts	5,294	35,898	3,473	44,665
Commodity contracts	1,500	11,020	1,955	14,475
Credit derivatives	—	89,190	9,285	98,475

Total gross derivatives	$6,945	$1,024,018	$17,035	$1,047,998
Cash collateral received				53,431
Netting agreements and market value adjustments					$(1,040,175)

Total derivatives	$6,945	$1,024,018	$17,035	$1,101,429	$(1,040,175)	$61,254
Short-term borrowings	—	1,111	474	1,585	—	1,585
Long-term debt	—	18,879	6,311	25,190	—	25,190
Other financial liabilities measured on a recurring basis	—	17,779	7	17,786	(3,425)	14,361

Total liabilities	$82,735	$1,265,871	$26,108	$1,428,145	$(1,100,915)	$327,230
Total as a percentage of gross liabilities(3)	6.0%	92.1%	1.9%	100.0%

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral, and the market value adjustment.

(2)
There is no allowance for loan losses recorded for loans reported at fair value.

(3)
Percentage is calculated based on total assets and liabilities at fair value, excluding collateral paid/received on derivatives.

In millions of dollars at December 31, 2010	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$131,831	$4,911	$136,742	$(49,230)	$87,512
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	26,296	831	27,127	—	27,127
Prime	—	920	594	1,514	—	1,514
Alt-A	—	1,117	385	1,502	—	1,502
Subprime	—	911	1,125	2,036	—	2,036
Non-U.S. residential	—	828	224	1,052	—	1,052
Commercial	—	1,340	418	1,758	—	1,758

Total trading mortgage-backed securities	$—	$31,412	$3,577	$34,989	$—	$34,989

U.S. Treasury and federal agencies securities
U.S. Treasury	$18,449	$1,719	$—	$20,168	$—	$20,168
Agency obligations	6	3,340	72	3,418	—	3,418

Total U.S. Treasury and federal agencies securities	$18,455	$5,059	$72	$23,586	$—	$23,586

State and municipal	$—	$7,285	$208	$7,493	$—	$7,493
Foreign government	64,096	23,649	566	88,311	—	88,311
Corporate	—	46,263	5,159	51,422	—	51,422
Equity securities	33,509	3,151	776	37,436	—	37,436
Asset-backed securities	—	1,141	7,465	8,606	—	8,606
Other debt securities	—	13,911	1,305	15,216	—	15,216

Total trading securities	$116,060	$131,871	$19,128	$267,059	$—	$267,059

Derivatives
Interest rate contracts	$509	$473,579	$2,584	$476,672
Foreign exchange contracts	11	83,465	1,025	84,501
Equity contracts	2,581	11,807	1,758	16,146
Commodity contracts	590	10,973	1,045	12,608
Credit derivatives	—	51,819	13,222	65,041

Total gross derivatives	$3,691	$631,643	$19,634	$654,968
Cash collateral paid				50,302
Netting agreements and market value adjustments					$(655,057)

Total derivatives	$3,691	$631,643	$19,634	$705,270	$(655,057)	$50,213

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$70	$23,531	$22	$23,623	$—	$23,623
Prime	—	1,660	166	1,826	—	1,826
Alt-A	—	47	1	48	—	48
Subprime	—	119	—	119	—	119
Non-U.S. residential	—	316	—	316	—	316
Commercial	—	47	527	574	—	574

Total investment mortgage-backed securities	$70	$25,720	$716	$26,506	$—	$26,506

U.S. Treasury and federal agency securities
U.S. Treasury	$14,031	$44,417	$—	$58,448	$—	$58,448
Agency obligations	—	43,597	17	43,614	—	43,614

Total U.S. Treasury and federal agency	$14,031	$88,014	$17	$102,062	$—	$102,062

State and municipal	$—	$12,731	$504	$13,235	$—	$13,235
Foreign government	51,419	47,902	358	99,679	—	99,679
Corporate	—	15,152	1,018	16,170	—	16,170
Equity securities	3,721	184	2,055	5,960	—	5,960
Asset-backed securities	—	3,624	5,424	9,048	—	9,048
Other debt securities	—	1,185	727	1,912	—	1,912
Non-marketable equity securities	—	135	6,467	6,602	—	6,602

Total investments	$69,241	$194,647	$17,286	$281,174	$—	$281,174

Loans(2)	$—	$1,159	$3,213	$4,372	$—	$4,372
Mortgage servicing rights	—	—	4,554	4,554	—	4,554
Other financial assets measured on a recurring basis	—	19,425	2,509	21,934	(2,615)	19,319

Total assets	$188,992	$1,110,576	$71,235	$1,421,105	$(706,902)	$714,203
Total as a percentage of gross assets(3)	13.8%	81.0%	5.2%	100%

Liabilities
Interest-bearing deposits	$—	$988	$277	$1,265	$—	$1,265
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	169,162	1,261	170,423	(49,230)	121,193

In millions of dollars at December 31, 2010	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Trading account liabilities
Securities sold, not yet purchased	59,968	9,169	187	69,324	—	69,324
Derivatives
Interest rate contracts	489	472,936	3,314	476,739
Foreign exchange contracts	2	87,411	861	88,274
Equity contracts	2,551	27,486	3,397	33,434
Commodity contracts	482	10,968	2,068	13,518
Credit derivatives	—	48,535	10,926	59,461

Total gross derivatives	$3,524	$647,336	$20,566	$671,426
Cash collateral received				38,319
Netting agreements and market value adjustments					(650,015)

Total derivatives	$3,524	$647,336	$20,566	$709,745	$(650,015)	$59,730
Short-term borrowings	—	1,627	802	2,429	—	2,429
Long-term debt	—	17,612	8,385	25,997	—	25,997
Other financial liabilities measured on a recurring basis	—	12,306	19	12,325	(2,615)	9,710

Total liabilities	$63,492	$858,200	$31,497	$991,508	$(701,860)	$289,648
Total as a percentage of gross liabilities(3)	6.7%	90.0%	3.3%	100%

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

 Changes in Level 3 Fair Value Category

        The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2011 and September 30, 2010. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	June 30, 2011	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	Sept. 30, 2011
Assets
Fed funds sold and securities borrowed or purchased under agreements to resell	$3,431	$209	$—	$1,050	$—	$—	$—	$—	$4,690	$157
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$947	$(140)	$—	$225	$224	$35	$(177)	$(47)	$1,067	$(167)
Prime	651	9	—	19	120	—	(135)	(4)	660	2
Alt-A	229	—	—	44	30	—	(57)	(7)	239	1
Subprime	723	7	—	(196)	50	—	(95)	—	489	44
Non-U.S. residential	323	(19)	—	(80)	37	—	(87)	—	174	(15)
Commercial	550	(15)	—	333	61	—	(73)	(24)	832	(61)

Total trading mortgage-backed securities	$3,423	$(158)	$—	$345	$522	$35	$(624)	$(82)	$3,461	$(196)

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agency obligations	46	7	—	(48)	—	—	(5)	—	—	—

Total U.S. Treasury and federal agencies securities	$46	$7	$—	$(48)	$—	$—	$(5)	$—	$—	$—

State and municipal	$246	$4	$—	$3	$79	$—	$(101)	$—	$231	$9
Foreign government	903	4	—	(30)	455	—	(337)	—	995	(28)
Corporate	5,273	(178)	—	266	525	—	(889)	(318)	4,679	(86)
Equity securities	648	(172)	—	(81)	33	—	(162)	—	266	(77)
Asset-backed securities	6,016	(182)	—	265	642	—	(1,039)	(2)	5,700	(235)
Other debt securities	1,695	(121)	—	133	569	—	(158)	(4)	2,114	3

Total trading securities	$18,250	$(796)	$—	$853	$2,825	$35	$(3,315)	$(406)	$17,446	$(610)

Derivatives, net(4)
Interest rate contracts	$201	$7	$—	$393	$4	$—	$(4)	$(66)	$535	$115
Foreign exchange contracts	(18)	29	—	37	11	—	(2)	(23)	34	(66)
Equity contracts	(1,845)	212	—	(126)	124	—	(57)	(225)	(1,917)	(572)
Commodity contracts	(1,059)	225	—	67	—	—	(8)	46	(729)	253
Credit derivatives	210	1,681	—	266	—	—	—	(182)	1,975	1,750

Total derivatives, net(4)	$(2,511)	$2,154	$—	$637	$139	$—	$(71)	$(450)	$(102)	$1,480

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$59	$—	$(17)	$—	$4	$—	$—	$—	$46	$(17)
Prime	23	—	(2)	13	—	—	(17)	(1)	16	—
Alt-A	1	—	(1)	—	—	—	—	—	—	—

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	June 30, 2011	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	Sept. 30, 2011
Subprime	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	(7)	29	3	—	(22)	—	3	—

Total investment mortgage-backed debt securities	$83	$—	$(27)	$42	$7	$—	$(39)	$(1)	$65	$(17)

U.S. Treasury and federal agencies securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	355	—	35	(4)	5	—	(3)	—	388	35
Foreign government	329	—	14	(60)	127	—	(4)	(53)	353	11
Corporate	1,516	—	(120)	(11)	56	—	(37)	(88)	1,316	(83)
Equity securities	1,621	—	4	(5)	—	—	(4)	(110)	1,506	(14)
Asset-backed securities	4,475	—	(2)	(23)	19	—	—	(223)	4,246	—
Other debt securities	653	—	8	—	—	—	(285)	(103)	273	(24)
Non-marketable equity securities	7,658	—	(130)	(24)	804	—	(616)	(457)	7,235	(128)

Total investments	$16,690	$—	$(218)	$(85)	$1,018	$—	$(988)	$(1,035)	$15,382	$(220)

Loans	$3,590	$—	$(164)	$635	$—	$847	$(18)	$(244)	$4,646	$(126)
Mortgage servicing rights	4,258	—	(1,327)	—	—	125	—	(204)	2,852	(1,327)
Other financial assets measured on a recurring basis	2,449	—	57	(56)	—	142	(114)	(98)	2,380	63

Liabilities
Interest-bearing deposits	$586	$—	$40	$(124)	$—	$37	$—	$—	$459	$(45)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,078	(39)	—	(19)	—	—	—	—	1,098	—
Trading account liabilities
Securities sold, not yet purchased	447	(83)	—	97	—	—	238	(141)	724	(14)
Short-term borrowings	611	48	—	(377)	—	354	—	(66)	474	(1)
Long-term debt	6,873	45	106	(271)	—	215	—	(355)	6,311	(50)
Other financial liabilities measured on a recurring basis	16	—	(1)	2	—	1	—	(13)	7	(3)

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2010	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	Sept. 30, 2011
Assets
Fed funds sold and securities borrowed or purchased under agreements to resell	$4,911	$80	$—	$(301)	$—	$—	$—	$—	$4,690	$79
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$831	$(59)	$—	$314	$579	$35	$(529)	$(104)	$1,067	$(113)
Prime	594	93	—	16	1,435	—	(1,468)	(10)	660	43
Alt-A	385	11	—	28	1,607	—	(1,773)	(19)	239	1
Subprime	1,125	(5)	—	(133)	501	—	(961)	(38)	489	98
Non-U.S. residential	224	18	—	(48)	328	—	(348)	—	174	(26)
Commercial	418	81	—	397	400	—	(440)	(24)	832	1

Total trading mortgage-backed securities	$3,577	$139	$—	$574	$4,850	$35	$(5,519)	$(195)	$3,461	$4

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agency obligations	72	9	—	(45)	5	—	(41)	—	—	—

Total U.S. Treasury and federal agencies securities	$72	$9	$—	$(45)	$5	$—	$(41)	$—	$—	$—

State and municipal	$208	$56	$—	$110	$1,048	$—	$(1,191)	$—	$231	$2
Foreign government	566	11	—	131	1,314	—	(640)	(387)	995	(23)
Corporate	5,159	(55)	—	1,763	3,109	—	(3,182)	(2,115)	4,679	(237)
Equity securities	776	(101)	—	(250)	161	—	(320)	—	266	(85)
Asset-backed securities	7,465	386	—	207	4,274	—	(5,249)	(1,383)	5,700	(361)
Other debt securities	1,305	(134)	—	450	1,021	—	(524)	(4)	2,114	1

Total trading securities	$19,128	$311	$—	$2,940	$15,782	$35	$(16,666)	$(4,084)	$17,446	$(699)

Derivatives, net(4)
Interest rate contracts	$(730)	$(108)	$—	$1,102	$8	—	$(15)	$278	$535	$258
Foreign exchange contracts	164	142	—	(98)	11	—	(2)	(183)	34	(226)
Equity contracts	(1,639)	409	—	(191)	180	—	(217)	(459)	(1,917)	(811)
Commodity contracts	(1,023)	378	—	(33)	2	—	(68)	15	(729)	(247)
Credit derivatives	2,296	1,098	—	(1)	—	—	—	(1,418)	1,975	2,101

Total derivatives, net(4)	$(932)	$1,919	$—	$779	$201	$—	$(302)	$(1,767)	$(102)	$1,075

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$22	$—	$(15)	$37	$9	$—	$(7)	$—	$46	$(31)
Prime	166	—	(1)	(109)	7	—	(46)	(1)	16	—
Alt-A	1	—	(1)	—	—	—	—	—	—	—
Subprime	—	—	—	—	—	—	—	—	—	—
Commercial	527	—	(4)	(510)	42	—	(52)	—	3	—

Total investment mortgage-backed debt securities	$716	$—	$(21)	$(582)	$58	$—	$(105)	$(1)	$65	$(31)

U.S. Treasury and federal agencies securities	$17	$—	$—	$(15)	$—	$—	$(2)	$—	$—	$—
State and municipal	504	—	(12)	(59)	38	—	(83)	—	388	(22)
Foreign government	358	—	11	(36)	233	—	(67)	(146)	353	2
Corporate	1,018	—	(84)	13	527	—	(54)	(104)	1,316	289
Equity securities	2,055	—	(53)	(34)	—	—	(13)	(449)	1,506	(4)
Asset-backed securities	5,424	—	39	30	106	—	(447)	(906)	4,246	5
Other debt securities	727	—	(3)	67	35	—	(287)	(266)	273	(24)
Non-marketable equity securities	6,467	—	420	(862)	4,152	—	(1,733)	(1,209)	7,235	111

Total investments	$17,286	$—	$297	$(1,478)	$5,149	$—	$(2,791)	$(3,081)	$15,382	$326

Loans	$3,213	$—	$(317)	$390	$248	$1,876	$(18)	$(746)	$4,646	$(282)
Mortgage servicing rights	4,554	—	(1,426)	—	—	230	—	(506)	2,852	(1,426)
Other financial assets measured on a recurring basis	2,509	—	48	(100)	57	380	(172)	(342)	2,380	91

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2010	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	Sept. 30, 2011
Liabilities
Interest-bearing deposits	$277	$—	$13	$(73)	$—	$281	$—	$(13)	$459	$(101)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,261	(28)	—	81	—	—	(165)	(107)	1,098	—
Trading account liabilities
Securities sold, not yet purchased	187	10	—	296	—	—	385	(134)	724	(24)
Short-term borrowings	802	192	—	(255)	—	522	—	(403)	474	(6)
Long-term debt	8,385	(54)	272	(687)	—	865	—	(2,034)	6,311	69
Other financial liabilities measured on a recurring basis	19	—	(18)	9	1	13	(1)	(52)	7	(9)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	June 30, 2010	Principal transactions	Other(1)(2)			Sept. 30, 2010
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$6,518	$—	$—	$1,714	$(52)	$8,180	$—
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$758	(62)	—	160	(11)	$845	(75)
Prime	610	23	—	188	70	891	3
Alt-A	451	15	—	41	(156)	351	(6)
Subprime	1,885	146	—	24	(702)	1,353	29
Non-U.S. residential	234	29	—	904	(826)	341	3
Commercial	2,184	70	—	57	(764)	1,547	216

Total trading mortgage-backed securities	$6,122	$221	$—	$1,374	$(2,389)	$5,328	$170

U.S. Treasury and federal agencies securities	—	$2	$—	$47	$16	$65	$(2)
State and municipal	$57	13	—	236	(1)	$305	18
Foreign government	386	6	—	5	27	424	(4)
Corporate	5,237	170	—	198	16	5,620	213
Equity securities	533	14	—	362	(58)	851	62
Asset-backed securities	5,176	11	—	4,850	(1,783)	8,255	42
Other debt securities	1,047	(39)	—	108	(23)	1,093	4

Total trading securities	$18,558	$398	$—	$7,180	$(4,195)	$21,941	$503

Derivatives, net(4)
Interest rate contracts	$575	$(91)	$—	$(37)	$(214)	$233	$(84)
Foreign exchange contracts	250	(162)	—	62	(19)	131	(222)
Equity contracts	(1,233)	(196)	—	277	(89)	(1,241)	(539)
Commodity and other contracts	(524)	(158)	—	(5)	(112)	(799)	(62)
Credit derivatives	2,073	33	—	9	66	2,181	(349)

Total derivatives, net(4)	$1,141	$(574)	$—	$306	$(368)	$505	$(1,256)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1	$—	$—	$—	$—	$1	$—
Prime	772	—	78	(539)	(78)	233	3
Alt-A	205	—	35	(153)	(65)	22	—
Subprime	14	—	(1)	(13)	—	—	—
Non-U.S. Residential	814	—	—	(814)	—	—	—
Commercial	558	—	11	—	(18)	551	—

Total investment mortgage-backed debt securities	$2,364	$—	$123	$(1,519)	$(161)	$807	$3

U.S. Treasury and federal agencies securities
Agency obligations	$19	$—	$—	$—	$(1)	$18	$—

Total U.S. Treasury and federal agencies securities	$19	$—	$—	$—	$(1)	$18	$—

State and municipal	$457	$—	$—	$(233)	$(224)	$—	$—
Foreign government	282	—	14	21	22	339	14
Corporate	1,271	—	46	(294)	(112)	911	17
Equity securities	2,238	—	(1)	(12)	(99)	2,126	(23)
Asset-backed securities	12,303	—	(34)	(4,918)	(192)	7,159	121
Other debt securities	891	—	(41)	42	33	925	(11)
Non-marketable equity securities	$6,561	$—	$318	$43	$(632)	$6,290	$323

Total investments	$26,386	$—	$425	$(6,870)	$(1,366)	$18,575	$444

Loans	$3,668	$—	$(38)	$378	$(87)	$3,921	$56
MSRs	4,894	—	(778)	—	(140)	3,976	(778)
Other financial assets measured on a recurring basis	3,089	—	7	44	(442)	2,698	211

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	June 30, 2010	Principal transactions	Other(1)(2)			Sept. 30, 2010
Liabilities
Interest-bearing deposits	$183	$—	$(10)	$(35)	$3	$161	$(29)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,091	$(40)	—	3	276	1,410	(29)
Trading account liabilities
Securities sold, not yet purchased	621	(6)	—	(34)	190	783	(32)
Short-term borrowings	445	(26)	—	351	(5)	817	(32)
Long-term debt	10,741	(187)	(67)	338	(801)	10,532	(199)
Other financial liabilities measured on a recurring basis	7	—	(1)	—	(8)	—	—

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2009	Principal transactions	Other(1)(2)			Sept. 30, 2010
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell(4)	$1,127	$509	$—	$5,879	$665	$8,180	$—
Trading securities
Trading mortgage-backed securities
U.S. government sponsored	$972	$(220)	—	329	(236)	$845	(198)
Prime	384	56	—	338	113	891	4
Alt-A	387	45	—	201	(282)	351	11
Subprime	8,998	182	—	(601)	(7,226)	1,353	82
Non-U.S. residential	572	2	—	645	(878)	341	—
Commercial	2,451	59	—	(126)	(837)	1,547	309

Total trading mortgage-backed securities	$13,764	$124	$—	$786	$(9,346)	$5,328	$208

U.S. Treasury and federal agencies securities	—	$2	$—	$47	$16	$65	$(4)
State and municipal	$222	24	—	292	(233)	305	17
Foreign government	459	17	—	(181)	129	424	(19)
Corporate	7,801	104	—	(341)	(1,943)	5,620	74
Equity securities	640	30	—	350	(169)	851	84
Asset-backed securities	3,825	(75)	—	4,950	(446)	8,255	(218)
Other debt securities	13,231	(16)	—	(147)	(11,975)	1,093	8

Total trading securities	$39,942	$210	$—	$5,756	$(23,967)	$21,941	$150

Derivatives, net(5)
Interest rate contracts	$(374)	$574	$—	$300	$(267)	$233	$504
Foreign exchange contracts	(38)	182	—	(36)	23	131	173
Equity contracts	(1,110)	(423)	—	(5)	297	(1,241)	(774)
Commodity and other contracts	(529)	(274)	—	63	(59)	(799)	(107)
Credit derivatives	5,159	(1,242)	—	(866)	(870)	2,181	(1,271)

Total derivatives, net(5)	$3,108	$(1,183)	$—	$(544)	$(876)	$505	$(1,475)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$2	$—	$(1)	$—	$—	$1	$—
Prime	736	—	(35)	(469)	1	233	3
Alt-A	55	—	12	37	(82)	22	—
Subprime	1	—	(2)	1	—	—	—
Non-U.S. Residential	—	—	—	—	—	—	—
Commercial	746	—	$(438)	2	241	551	—

Total investment mortgage-backed debt securities	$1,540	$—	$(464)	$(429)	$160	$807	$3

U.S. Treasury and federal agencies securities Agency obligations	$21	$—	$(21)	$—	$18	$18	$(1)

Total U.S. Treasury and federal agencies securities	$21	$—	$(21)	$—	$18	$18	$(1)

State and municipal	$217	$—	$7	$—	$(224)	$—	$—
Foreign government	270	—	21	11	37	339	5
Corporate	1,257	—	(33)	(58)	(255)	911	6
Equity securities	2,513	—	25	78	(490)	2,126	(79)
Asset-backed securities	8,272	—	(70)	(100)	(943)	7,159	(133)
Other debt securities	560	—	(14)	6	373	925	29
Non-marketable equity securities	6,753	—	333	(65)	(731)	6,290	277

Total investments	$21,403	$—	$(216)	$(557)	$(2,055)	$18,575	$107

Loans	$213	$—	$(178)	$993	$2,893	$3,921	$(168)
MSRs	6,530	—	(1,976)	—	(578)	3,976	(1,976)
Other financial assets measured on a recurring basis	1,101	—	(20)	2,027	(410)	2,698	(20)

Liabilities
Interest-bearing deposits	$28	$—	$(8)	$(41)	$166	$161	$(36)
Federal funds purchased and securities loaned or sold under agreements to repurchase	929	$(138)	—	79	264	1,410	(5)

		Net realized/ unrealized gains (losses) included in
				Transfers in and/or out of Level 3	Purchases, issuances and settlements		Unrealized gains (losses) still held(3)
In millions of dollars	December 31, 2009	Principal transactions	Other(1)(2)			Sept. 30, 2010
Trading account liabilities
Securities sold, not yet purchased	774	46	—	(103)	158	783	13
Short-term borrowings	231	(18)	—	245	323	817	(16)
Long-term debt	9,654	85	78	670	371	10,532	(121)
Other financial liabilities measured on a recurring basis	13	—	(20)	—	(33)	—	—

(1)
Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2011 and 2010.

(4)
Reflects the reclassification of $1,127 million of structured reverse repos from Federal funds purchased and securities loaned or sold under agreements to repurchase to Federal funds sold and securities borrowed or purchased under agreements to resell. These structured reverse repos assets were incorrectly classified in 2008 and 2009, but were correctly classified on Citi's Consolidated Balance Sheet for all periods.

(5)
Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

        The following is a discussion of the changes to the Level 3 balances for each of the roll-forward tables presented above:

        The significant changes from June 30, 2011 to September 30, 2011 in Level 3 assets and liabilities were due to:

  •
  An increase in Federal funds sold and securities borrowed or purchased under agreements to resell of $1.3 billion, driven primarily by transfers of certain collateralized long-dated callable reverse repos (structured reverse repos) of $1.1 billion from Level 2 to Level 3. The Company has noted that there is more transparency and observability for repo curves (used in the determination of the fair value of structured reverse repos) with a tenor of five years or less; thus, structured reverse repos that are expected to mature beyond the five-year point are generally classified as Level 3. The primary factor driving the change in expected maturities in structured reverse repo transactions is the embedded call option feature that enables the investor (the Company) to elect to terminate the trade early. During the three months ended September 30, 2011, the decrease in interest rates caused the estimated maturity dates of certain structured reverse repos to lengthen to more than five years, resulting in the transfer from Level 2 to Level 3.

  •
  A net decrease in Trading securities of $0.8 billion that included:

  •
  Purchases of trading securities of $2.8 billion and sales of $3.3 billion reflecting trading activity during the third quarter. Purchases of $0.6 billion and sales of $1.0 billion of asset-backed securities consisted mainly of trading activity in CDO/CLO positions.

  •
  An increase in credit derivatives of $1.8 billion comprised gains of $1.7 billion recorded in Principal transactions. These gains included $0.7 billion on bespoke CDO and index CDO positions due to credit spreads widening. These gains were offset by losses on short index positions which are classified as Level 2. Gains of $0.6 billion were recorded on total return swaps referencing returns on corporate loans. The gains on these positions are offset by losses on the referenced loans which are classified as Level 2.

  •
  A net decrease in Level 3 Investments of $1.3 billion. This decrease included a net decrease in non-marketable equity securities of $0.4 billion, including sales and redemptions by the Company of investments in private equity and hedge funds of $1.1 billion. These reductions were partially offset by purchases of $0.8 billion, primarily relating to subscriptions in Citi-advised private equity and hedge funds.

  •
  A net increase in Loans of $1.1 billion, including transfers from Level 2 to Level 3 of $0.6 billion, due to a lack of observable prices for certain loans. Issuances of $0.8 billion mainly comprised new margin loans during the third quarter.

  •
  A net decrease in Mortgage servicing rights of $1.4 billion, due to a reduction in interest rates.

        The significant changes from December 31, 2010 to September 30, 2011 in Level 3 assets and liabilities were due to:

  •
  A net decrease in Trading securities of $1.7 billion that included:

  •
  The reclassification of $4.3 billion of securities from Investments held-to-maturity to Trading account assets during the first quarter of 2011. These reclassifications have been included in purchases in the Level 3 roll-forward table above. The Level 3 assets reclassified, and subsequently sold, included $2.8 billion of trading mortgage-backed securities (of which $1.5 billion were Alt-A, $1.0 billion were prime, $0.2 billion were subprime and $0.1 billion were commercial), $0.9 billion of state and municipal debt securities, $0.3 billion of corporate debt securities and $0.2 billion of asset-backed securities.

  •
  Purchases of corporate debt trading securities of $2.8 billion and sales of $2.9 billion, reflecting strong trading activity.

  •
  Purchases of asset-backed securities of $4.1 billion and sales of $5.0 billion, reflecting trading in CLO and CDO positions.

  •
  A net decrease in credit derivatives of $0.3 billion. This comprised gains of $1.1 billion recorded in Principal transactions, including gains of $0.7 billion on bespoke CDO and index CDO positions in the third quarter due to credit spreads widening. These gains were offset by losses on short index positions which are classified as Level 2. Gains of $0.6 billion were recorded on total return swaps during the third quarter referencing returns on corporate loans. The gains on these positions were offset by losses on the referenced loans which are classified as Level 2. Settlements of $1.4 billion relate primarily to the settlement of certain contracts during the first quarter under which the Company had purchased credit protection on commercial mortgage-backed securities from a single counterparty.

  •
  A net decrease in Level 3 Investments of $1.9 billion. There was a net increase in non-marketable equity securities of $0.8 billion. Purchases of non-marketable equity securities of $4.2 billion included Citi's acquisition of the share capital of Maltby Acquisitions Limited, the holding company that controls EMI Group Ltd., in the first quarter of 2011. Purchases also included $0.8 billion in the third quarter, primarily relating to subscriptions in Citi-advised private equity and hedge funds. Sales of $1.7 billion and settlements of $1.2 billion related primarily to sales and redemptions by the Company of investments in private equity and hedge funds.

  •
  A net increase in Loans of $1.4 billion, including transfers from Level 2 to Level 3 of $0.4 billion, due to a lack of observable prices for certain loans. Issuances of $1.9 billion included new margin loans advanced by the Company.

  •
  A net decrease in Mortgage servicing rights of $1.7 billion, due to a reduction in interest rates.

  •
  A net decrease in Level 3 Long-term debt of $2.1 billion, which included settlements of $2.0 billion, $1.2 billion of which related to the scheduled termination of a structured transaction during the second quarter of 2011, with a corresponding decrease in corporate debt trading securities.

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

The significant changes from December 31, 2009 to September 30, 2010 in Level 3 assets and liabilities are due to:

  •
  A net increase in Federal funds sold and securities borrowed or purchased under agreements to resell of $7.0 billion, due mainly to transfers from Level 2 to Level 3 of $5.9 billion.

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

Transfers between Level 1 and Level 2 of the Fair Value Hierarchy

        The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2011 and September 30, 2010.

Items Measured at Fair Value on a Nonrecurring Basis

        Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above.

        These include assets measured at cost that have been written down to fair value during the periods as a result of an impairment. In addition, these assets include loans held-for-sale and other real estate owned that are measured at the lower of cost or market (LOCOM). The following table presents the carrying amounts of all assets that were still held as of September 30, 2011 and December 31, 2010, and for which a nonrecurring fair value measurement was recorded during the three and nine months ended September 30, 2011 and 2010:

In millions of dollars	Fair value	Level 2	Level 3
September 30, 2011
Loans held-for-sale	$3,296	$1,646	$1,650
Other real estate owned	996	60	936
Loans(1)	5,752	4,751	1,001

Total assets at fair value on a nonrecurring basis	$10,044	$6,457	$3,587

(1)
Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2010(1)	$3,083	$859	$2,224

(1)
Excludes loans held for investment whose carrying amount is based on the fair value of underlying collateral.

        The fair value of loans-held-for-sale is determined where possible using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. Fair value for the other real estate owned is based on appraisals. For loans whose carrying amount is based on the fair value of the underlying collateral, the fair values depend on the type of collateral. Fair value of the collateral is typically estimated based on quoted market prices if available, appraisals or other internal valuation techniques.

Nonrecurring Fair Value Changes

        The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2011 and 2010.

In millions of dollars	Three Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2011
Loans held-for-sale	$(114)	$(215)
Other real estate owned	(56)	(74)
Loans	(376)	(855)

Total nonrecurring fair value gains/losses	$(546)	$(1,144)

In millions of dollars	Three Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2010
Total nonrecurring fair value gains/losses(1)	$(145)	$(238)

(1)
Excludes loans held for investment whose carrying amount is based on the fair value of underlying collateral.

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

        The following table presents, as of September 30, 2011 and December 31, 2010, the fair value of those positions selected for fair value accounting, as well as the changes in fair value for the nine months ended September 30, 2011 and 2010:

	Fair value at		Changes in fair value gains (losses) for the nine months ended September 30,
In millions of dollars	September 30, 2011	December 31, 2010(1)	2011	2010(1)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell and securities borrowed(2)	$163,439	$87,512	$(23)	$669
Trading account assets	14,982	14,289	(1,030)	356
Investments	631	646	243	32
Loans
Certain corporate loans(3)	4,056	2,627	78	(166)
Certain consumer loans(3)	1,307	1,745	(280)	208

Total loans	$5,363	$4,372	$(202)	$42

Other assets
MSRs	$2,852	$4,554	$(1,426)	$(1,976)
Certain mortgage loans (HFS)	6,414	7,230	158	188
Certain equity method investments	53	229	(11)	(36)

Total other assets	$9,319	$12,013	$(1,279)	$(1,824)

Total assets	$193,734	$118,832	$(2,291)	$(725)

Liabilities
Interest-bearing deposits	$1,519	$1,265	$55	$10
Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase and securities loaned(2)	135,724	121,193	(106)	53
Trading account liabilities	2,453	3,953	604	(223)
Short-term borrowings	1,585	2,429	174	36
Long-term debt	25,190	25,997	2,085	(21)

Total	$166,471	$154,837	$2,812	$(145)

(1)
Reclassified to conform to current period's presentation.

(2)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase.

(3)
Includes mortgage loans held by consolidated VIEs.

Own Credit Valuation Adjustment

        The fair value of debt liabilities for which the fair value option was elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company's credit spreads. The estimated change in the fair value of these debt liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a gain of $1,606 million and a loss of $233 million for the three months ended September 30, 2011 and 2010, respectively, and a gain of $1,734 million and $217 million for the nine months ended September 30, 2011 and 2010, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current observable credit spreads into the relevant valuation technique used to value each liability as described above.

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

        The notional amount of these unfunded letters of credit was $0.6 billion as of September 30, 2011 and $1.1 billion as of December 31, 2010. The amount funded was insignificant with no amounts 90 days or more past due or on non-accrual status at September 30, 2011 and December 31, 2010.

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

        The following table provides information about certain credit products carried at fair value at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$14,952	$3,810	$14,241	$1,748
Aggregate unpaid principal balance in excess of fair value	519	(11)	167	(88)
Balance of non-accrual loans or loans more than 90 days past due	34	—	221	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	141	—	57	—

        In addition to the amounts reported above, $596 million and $621 million of unfunded loan commitments related to certain credit products selected for fair value accounting was outstanding as of September 30, 2011 and December 31, 2010, respectively.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the nine months ended September 30, 2011 and 2010 due to instrument-specific credit risk totaled to a gain of $55 million and $19 million, respectively.

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

Certain mortgage loans (HFS)

        Citigroup has elected the fair value option for certain purchased and originated prime fixed-rate and conforming adjustable-rate first mortgage loans HFS. These loans are intended for sale or securitization and are hedged with derivative instruments. The Company has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications. The following table provides information about certain mortgage loans HFS carried at fair value at September 30, 2011 and December 31, 2010:

In millions of dollars	September 30, 2011	December 31, 2010
Carrying amount reported on the Consolidated Balance Sheet	$6,414	$7,230
Aggregate fair value in excess of unpaid principal balance	305	81
Balance of non-accrual loans or loans more than 90 days past due	—	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	1

        The changes in fair values of these mortgage loans are reported in Other revenue in the Company's Consolidated Statement of Income. The changes in fair value during the nine months ended September 30, 2011 and 2010 due to instrument-specific credit risk resulted in a loss of $0.2 million and $1 million, respectively. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

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

        With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup's Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company's Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a loss of $280 million and a gain of $202 million for the nine months ended September 30, 2011 and 2010, respectively.

        The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup's Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company's Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $1,001 and $857 million as of September 30, 2011 and December 31, 2010, respectively.

        The following table provides information about Corporate and Consumer loans of consolidated VIEs carried at fair value at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
In millions of dollars	Corporate loans	Consumer loans	Corporate loans	Consumer loans
Carrying amount reported on the Consolidated Balance Sheet	$240	$1,285	$425	$1,718
Aggregate unpaid principal balance in excess of fair value	409	510	357	527
Balance of non-accrual loans or loans more than 90 days past due	30	95	45	133
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	34	110	43	139

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

        These MSRs, which totaled $2.9 billion and $4.6 billion as of September 30, 2011 and December 31, 2010, respectively, are classified as Mortgage servicing rights on Citigroup's Consolidated Balance Sheet. Changes in fair value of MSRs are recorded in Other revenue in the Company's Consolidated Statement of Income.

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

        The following table provides information about long-term debt carried at fair value, excluding the debt issued by the consolidated VIEs, at September 30, 2011 and December 31, 2010:

In millions of dollars	September 30, 2011	December 31, 2010
Carrying amount reported on the Consolidated Balance Sheet	$23,614	$22,055
Aggregate unpaid principal balance in excess of fair value	1,927	477

        The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	September 30, 2011	December 31, 2010
Carrying amount reported on the Consolidated Balance Sheet	$1,585	$2,429
Aggregate unpaid principal balance in excess of fair value	246	81

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

	September 30, 2011		December 31, 2010
In billions of dollars	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets
Investments	$286.7	$285.8	$318.2	$319.0
Federal funds sold and securities borrowed or purchased under agreements to resell	290.6	290.6	246.7	246.7
Trading account assets	320.6	320.6	317.3	317.3
Loans(1)	602.7	595.3	605.5	584.3
Other financial assets(2)	292.7	292.2	280.5	280.2

	September 30, 2011		December 31, 2010
In billions of dollars	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Liabilities
Deposits	$851.3	$850.0	$845.0	$843.2
Federal funds purchased and securities loaned or sold under agreements to repurchase	223.6	223.6	189.6	189.6
Trading account liabilities	148.9	148.9	129.1	129.1
Long-term debt	333.8	323.3	381.2	384.5
Other financial liabilities(3)	169.5	169.5	171.2	171.2

(1)
The carrying value of loans is net of the Allowance for loan losses of $32.1 billion for September 30, 2011 and $40.7 billion for December 31, 2010. In addition, the carrying values exclude $2.5 billion and $2.6 billion of lease finance receivables at September 30, 2011 and December 31, 2010, respectively.

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

        The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup's loans, in aggregate, by $7.4 billion and by $21.2 billion at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, the carrying values, net of allowances, exceeded the estimated fair values by $5.9 billion and $1.5 billion for Consumer loans and Corporate loans, respectively.

        The estimated fair values of the Company's corporate unfunded lending commitments at September 30, 2011 and December 31, 2010 were liabilities of $5.8 billion and $5.6 billion, respectively. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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

        The following tables present information about the Company's guarantees at September 30, 2011 and December 31, 2010:

	Maximum potential amount of future payments
In billions of dollars at September 30, 2011 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2011
Financial standby letters of credit	$25.9	$71.9	$97.8	$468.8
Performance guarantees	7.3	5.0	12.3	47.2
Derivative instruments considered to be guarantees	8.6	8.5	17.1	2,307.7
Loans sold with recourse	—	0.5	0.5	112.7
Securities lending indemnifications(1)	84.5	—	84.5	—
Credit card merchant processing(1)	71.6	—	71.6	—
Custody indemnifications and other	—	42.9	42.9	9.7

Total	$197.9	$128.8	$326.7	$2,946.1

(1)
The carrying values of securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.

	Maximum potential amount of future payments
In billions of dollars at December 31, 2010 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2010
Financial standby letters of credit	$26.4	$68.4	$94.8	$225.9
Performance guarantees	9.1	4.6	13.7	35.8
Derivative instruments considered to be guarantees	7.5	7.5	15.0	1,445.2
Loans sold with recourse	—	0.4	0.4	117.3
Securities lending indemnifications(1)	70.4	—	70.4	—
Credit card merchant processing(1)	65.0	—	65.0	—
Custody indemnifications and other	—	40.2	40.2	253.8

Total	$178.4	$121.1	$299.5	$2,078.0

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

        In addition to the amounts shown in the table above, the repurchase reserve for Consumer mortgages representations and warranties was $1,076 million and $969 million at September 30, 2011 and December 31, 2010, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

        Citi estimates that if there were a simultaneous 10% adverse change in each of the significant assumptions, the repurchase reserve would increase by approximately $607 million as of September 30, 2011. This potential change is hypothetical and intended to indicate the sensitivity of the repurchase reserve to changes in the key assumptions. Actual changes in the key assumptions may not occur at the same time or to the same degree (i.e., an adverse change in one assumption may be offset by an improvement in another). Citi does not believe it has sufficient information to estimate a range of reasonably possible loss (as defined under ASC 450) relating to its Consumer representations and warranties.

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

        The Company's maximum potential contingent liability related to both bankcard and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid chargeback transactions at any given time. At September 30, 2011 and December 31, 2010, this maximum potential exposure was estimated to be $72 billion and $65 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience and its position as a secondary guarantor (in the case of previously transferred merchant credit card processing contracts). In both cases, this contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At September 30, 2011 and December 31, 2010, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications

        Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients' assets.

Other guarantees and indemnifications

Credit Card Protection Programs

        The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At September 30, 2011 and December 31, 2010, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

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

Value-Transfer Networks

        The Company is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member's default on its obligations. The Company's potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN's funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. We believe the risk of loss is remote given historical experience with the VTNs. Accordingly, the Company's participation in VTNs is not reported in the Company's guarantees tables above and there are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2011 or December 31, 2010 for potential obligations that could arise from the Company's involvement with VTN associations.

Long-Term Care Insurance Indemnification

        In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $4.5 billion at September 30, 2011 and $3.6 billion at December 31, 2010) is designed to cover the insurance company's statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time. If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citigroup must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of September 30, 2011 related to this indemnification. However, Citi continues to closely monitor its potential exposure under this indemnification obligation.

Carrying Value—Guarantees and Indemnifications

        At September 30, 2011 and December 31, 2010, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $2.9 billion and $2.1 billion, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at September 30, 2011 and December 31, 2010, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1,139 million and $1,066 million, respectively, relating to letters of credit and unfunded lending commitments.

Collateral

        Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $35 billion at September 30, 2011 and December 31, 2010. Securities and other marketable assets held as collateral amounted to $57 billion and $41 billion at September 30, 2011 and December 31, 2010, respectively, the majority of which collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of the Company held as collateral amounted to $1.5 billion and $2.0 billion at September 30, 2011 and December 31, 2010, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

        Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of September 30, 2011 and December 31, 2010. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars as of September 30, 2011	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$72.0	$17.9	$7.9	$97.8
Performance guarantees	7.0	3.0	2.3	12.3
Derivative instruments deemed to be guarantees	—	—	17.1	17.1
Loans sold with recourse	—	—	0.5	0.5
Securities lending indemnifications	—	—	84.5	84.5
Credit card merchant processing	—	—	71.6	71.6
Custody indemnifications and other	42.9	—	—	42.9

Total	$121.9	$20.9	$183.9	$326.7

	Maximum potential amount of future payments
In billions of dollars as of December 31, 2010	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$58.7	$13.2	$22.9	$94.8
Performance guarantees	7.0	3.4	3.3	13.7
Derivative instruments deemed to be guarantees	—	—	15.0	15.0
Loans sold with recourse	—	—	0.4	0.4
Securities lending indemnifications	—	—	70.4	70.4
Credit card merchant processing	—	—	65.0	65.0
Custody indemnifications and other	40.2	—	—	40.2

Total	$105.9	$16.6	$177.0	$299.5

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of September 30, 2011 and December 31, 2010:

In millions of dollars	U.S.	Outside of U.S.	September 30, 2011	December 31, 2010
Commercial and similar letters of credit	$1,837	$7,656	$9,493	$8,974
One- to four-family residential mortgages	2,422	503	2,925	2,980
Revolving open-end loans secured by one- to four-family residential properties	16,974	2,808	19,782	20,934
Commercial real estate, construction and land development	1,646	286	1,932	2,407
Credit card lines	528,838	119,536	648,374	698,673
Commercial and other consumer loan commitments	146,059	90,056	236,115	210,404

Total	$697,776	$220,845	$918,621	$944,372

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

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $78 billion and $79 billion with an original maturity of less than one year at September 30, 2011 and December 31, 2010, respectively.

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

 23.    CONTINGENCIES

        The following information supplements and amends, as applicable, the disclosures in Note 29 to the Consolidated Financial Statements of Citigroup's 2010 Annual Report on Form 10-K and Note 23 to the Consolidated Financial Statements of Citigroup's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011. For purposes of this Note, Citigroup and its affiliates and subsidiaries, as well as their current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.

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

        If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At September 30, 2011, Citigroup's estimate was materially unchanged from its estimate of approximately $4 billion at December 31, 2010, as more fully described in Note 29 to the Consolidated Financial Statements in the 2010 Annual Report on Form 10-K.

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

Credit Crisis-Related Litigation and Other Matters

Subprime Mortgage—Related Litigation and Other Matters

        Regulatory Actions:    On October 19, 2011, the U.S. Securities and Exchange Commission (SEC) and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC's investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, Citigroup's U.S. broker-dealer Citigroup Global Markets Inc. (CGMI) agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGMI's role in the structuring and sale of the Class V Funding III CDO transaction. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

        Securities Actions:    On October 11, 2011, additional individual investors who purchased debt securities issued by Citigroup filed an action on their own behalf in the Southern District of New York, asserting claims similar to those asserted in the IN RE CITIGROUP INC. BOND LITIGATION. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 7138 (S.D.N.Y.) (Stein, J.).

        ERISA Actions:    On October 19, 2011, the Court of Appeals for the Second Circuit affirmed the district court's dismissal of plaintiffs' complaint in GRAY v. CITIGROUP INC. Additional information relating to this action is publicly available in court filings under the consolidated lead docket number 07 Civ. 9790 (S.D.N.Y.) (Stein, J.) and 09-3804 (2d Cir.).

        Underwriting Matters:    On September 28, 2011, the district court approved the settlement between plaintiffs and defendants, including Citigroup, in IN RE AMBAC FINANCIAL GROUP INC. SECURITIES LITIGATION. Additional information relating to this action is publicly available in court filings under docket number 08 Civ 0411 (S.D.N.Y.) (Buchwald, J.).

        Subprime Counterparty and Investor Actions:    Citigroup and Related Parties have been named as defendants in actions brought by counterparties and investors that have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities. Additional information relating to this action is publicly available in court filings under docket number 102611H-10 (Minn. 4th Judicial District, Hennepin Cnty.). Additional actions asserting claims related to investments or participation in CDO-related transactions may be filed in the future.

        On October 14, 2011, an arbitration panel issued a final award and statement of reasons finding in favor of Citigroup on all claims asserted by the Abu Dhabi Investment Authority (ADIA) in connection with its $7.5 billion investment in Citigroup.

        Residential Mortgage-Backed Securities Investor Actions and Repurchase Claims:    During the period 2005 through 2008, Citigroup affiliates (including both S&B and Consumer mortgage entities) sponsored approximately $91 billion in private-label mortgage-backed securitization transactions, of which approximately $35 billion remained outstanding at September 30, 2011. Losses to date on these issuances are estimated to be approximately $9.3 billion. From time to time, investors or other parties to such securitizations have contended, or may in the future contend, that Citigroup affiliates involved in the securitizations are responsible for such losses because of misstatements or omissions in connection with the issuance and underwriting of the securities, breaches of representations and warranties with respect to the underlying mortgage loans, or for other reasons.

        On September 2, 2011, the Federal Housing Finance Agency (FHFA) filed four lawsuits against Citigroup and certain Related Parties alleging actionable misstatements or omissions in connection with the issuance and/or underwriting of residential mortgage-backed securities. The FHFA has asserted similar claims against numerous other financial institutions. The FHFA seeks rescission of investments made by Fannie Mae and Freddie Mac, and/or other damages. Additional information relating to these actions is publicly available in court filings under docket numbers 11 Civ. 6196 (S.D.N.Y.) (Crotty, J.), 11 Civ. 7010 (S.D.N.Y.) (Holwell, J.), 11 Civ. 6188 (S.D.N.Y.) (Cote, J.), and 11 Civ. 6916 (S.D.N.Y.) (Rakoff, J.).

        On September 9, 2011, the Western & Southern Life Insurance Company and other entities filed an amended complaint against CGMI, as well as other financial institutions, alleging actionable misstatements or omissions in connection with the sale of residential mortgage-backed securities. Additional information relating to this action is publicly available in court filings under docket number A 1105042 (Ohio Ct. Common Pleas, Hamilton Cnty.).

        In addition, other purchasers of residential mortgage-backed securities sold or underwritten by Citigroup affiliates have threatened to file lawsuits asserting similar claims, some of which Citigroup has agreed to toll pending further discussions with those investors.

        Separately, with respect to assertions that certain Citigroup affiliates in its Consumer mortgage and S&B business breached representations and warranties made in connection with mortgage loans placed into securitization trusts, Citigroup has experienced, and may continue to experience in the future, an increase in the level of inquiries relating to these securitizations, particularly requests for loan files, among other matters, from trustees of securitization trusts and others. These inquiries may or may not lead to actual demands for repurchase of the affected mortgage loans; however, given the continued increased focus on mortgage-related matters, as well as the increasing level of litigation and regulatory activity relating to mortgage loans and mortgage-backed securities, not just for Citigroup but for the industry as a whole, these inquiries and/or repurchase demands may result in litigation.

Interbank Offered Rates-Related Litigation and Other Matters

        A number of additional class and individual actions against banks that served on the London interbank offered rate (LIBOR) panel and their affiliates, including certain Citigroup subsidiaries, have been filed in various courts. On August 12, 2011, the Judicial Panel on Multidistrict Litigation issued an order consolidating and transferring all of the LIBOR-related actions pending before it at the time to Judge Buchwald in the Southern District of New York. Motions for appointment of interim lead counsel are pending before Judge Buchwald. Additional information relating to these actions is publicly available in court filings under docket numbers 1:11-md-2262-NRB (S.D.N.Y.) and 1:11-cv-6120-GBD (S.D.N.Y.).

KIKOs

        As of September 30, 2011, there were 83 civil lawsuits filed by small and medium-sized enterprises in Korea against a Citigroup subsidiary (CKI) relating to foreign exchange derivative products with "knock-in, knock-out" features (KIKOs). To date, 78 decisions have been rendered at the district court level, and CKI has prevailed in 62 of these decisions. In the other 16 decisions, plaintiffs were awarded only a portion of the damages sought. The damage awards total approximately $19.5 million. CKI is appealing these 16 adverse decisions. A significant number of plaintiffs that had decisions rendered against them are also filing appeals, including plaintiffs that were awarded less than all of the damages they sought.

Parmalat Litigation and Other Matters

        On April 18, 2011, the Milan criminal court acquitted the sole Citigroup defendant of market-rigging charges. Milan prosecutors have appealed part of that judgment and seek administrative remedies against Citigroup, which might include disgorgement of alleged profit and/or a fine.

Research Analyst Litigation

        On October 13, 2011, the court entered an order dismissing with prejudice all class action claims asserted in DISHER v. CITIGROUP GLOBAL MARKETS INC., holding that the claims were precluded under the Securities Litigation Uniform Standards Act of 1998. The court granted leave for lead plaintiff to file an amended complaint asserting only his individual state-law claims within 21 days. Additional information relating to this action is publicly available under docket number 04-L-265 (Ill.Cir.) (Hylla, J.).

Settlement Payments

        Payments required in settlement agreements described above have been made or are covered by existing litigation accruals.

*    *    *

        Additional matters asserting claims similar to those described above may be filed in the future.

 24.    SUBSEQUENT EVENTS

        The Company has evaluated subsequent events through November 4, 2011, which is the date its Consolidated Financial Statements were issued.

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

Condensed Consolidating Statements of Income

	Three months ended September 30, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$3,200	$—	$—	$—	$—	$—	$(3,200)	$—
Interest revenue	$50	$1,478	$—	$1,017	$1,168	$15,449	$(1,017)	$18,145
Interest revenue—intercompany	827	532	661	25	95	(2,115)	(25)	—
Interest expense	2,006	556	558	23	67	2,844	(23)	6,031
Interest expense—intercompany	(120)	932	(16)	343	317	(1,113)	(343)	—

Net interest revenue	$(1,009)	$522	$119	$676	$879	$11,603	$(676)	$12,114

Commissions and fees	$—	$888	$—	2	22	$2,133	$(2)	$3,043
Commissions and fees—intercompany	—	(3)	—	27	30	(27)	(27)	—
Principal transactions	(44)	628	1,534	—	(23)	8	—	2,103
Principal transactions—intercompany	—	(878)	(740)	—	—	1,618	—	—
Other income	(3,405)	188	(84)	114	117	6,755	(114)	3,571
Other income—intercompany	3,823	410	156	—	(1)	(4,388)	—	—

Total non-interest revenues	$374	$1,233	$866	$143	$145	$6,099	$(143)	$8,717

Total revenues, net of interest expense	$2,565	$1,755	$985	$819	$1,024	$17,702	$(4,019)	$20,831

Provisions for credit losses and for benefits and claims	$—	$1	$—	$469	$516	$2,834	$(469)	$3,351

Expenses
Compensation and benefits	$(15)	$1,182	$—	$122	$173	$4,883	$(122)	$6,223
Compensation and benefits—intercompany	1	61	—	29	29	(91)	(29)	—
Other expense	176	731	—	134	166	5,164	(134)	6,237
Other expense—intercompany	100	157	5	86	96	(358)	(86)	—

Total operating expenses	$262	$2,131	$5	$371	$464	$9,598	$(371)	$12,460

Income (loss) before taxes and equity in undistributed income of subsidiaries	$2,303	$(377)	$980	$(21)	$44	$5,270	$(3,179)	$5,020
Provision (benefit) for income taxes	(300)	(121)	395	(15)	7	1,297	15	1,278
Equity in undistributed income of subsidiaries	1,168	—	—	—	—	—	(1,168)	—

Income (loss) from continuing operations	$3,771	$(256)	$585	$(6)	$37	$3,973	$(4,362)	$3,742
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	1	—	1

Net income (loss) before attribution of noncontrolling interests	$3,771	$(256)	$585	$(6)	$37	$3,974	$(4,362)	$3,743
Net income (loss) attributable to noncontrolling interests	—	7	—	—	—	(35)	—	(28)

Net income (loss) after attribution of noncontrolling interests	$3,771	$(263)	$585	$(6)	$37	$4,009	$(4,362)	$3,771

Condensed Consolidating Statements of Income

	Three months ended September 30, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$1,650	$—	$—	$—	$—	$—	$(1,650)	$—
Interest revenue	$65	$1,569	$8	$1,255	$1,439	$16,230	$(1,255)	$19,311
Interest revenue—intercompany	963	661	741	22	97	(2,462)	(22)	—
Interest expense	2,138	522	508	18	66	2,949	(18)	6,183
Interest expense—intercompany	(218)	892	347	463	384	(1,405)	(463)	—

Net interest revenue	$(892)	$816	$(106)	$796	$1,086	$12,224	$(796)	$13,128

Commissions and fees	$—	$1,062	$—	$14	$34	$2,152	$(14)	$3,248
Commissions and fees—intercompany	—	31	—	37	41	(72)	(37)	—
Principal transactions	(194)	2,231	(639)	—	2	685	—	2,085
Principal transactions—intercompany	(3)	(1,727)	653	—	1	1,076	—	—
Other income	(3,915)	170	114	171	178	5,730	(171)	2,277
Other income—intercompany	4,146	47	(58)	—	38	(4,173)	—	—

Total non-interest revenues	$34	$1,814	$70	$222	$294	$5,398	$(222)	$7,610

Total revenues, net of interest expense	$792	$2,630	$(36)	$1,018	$1,380	$17,622	$(2,668)	$20,738

Provisions for credit losses and for benefits and claims	$—	$(5)	$—	$550	$586	$5,338	$(550)	$5,919

Expenses
Compensation and benefits	$15	$1,454	$—	$121	$162	$4,486	$(121)	$6,117
Compensation and benefits—intercompany	2	54	—	30	30	(86)	(30)	—
Other expense	50	653	2	2,999	3,032	1,666	(2,999)	5,403
Other expense—intercompany	84	141	1	151	160	(386)	(151)	—

Total operating expenses	$151	$2,302	$3	$3,301	$3,384	$5,680	$(3,301)	$11,520

Income (loss) before taxes and equity in undistributed income of subsidiaries	$641	$333	$(39)	$(2,833)	$(2,590)	$6,604	$1,183	$3,299
Provision (benefit) for income taxes	(430)	68	(10)	(829)	(747)	1,817	829	698
Equity in undistributed income of subsidiaries	1,097	—	—	—	—	—	(1,097)	—

Income (loss) from continuing operations	$2,168	$265	$(29)	$(2,004)	$(1,843)	$4,787	$(743)	$2,601
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	(374)	—	(374)

Net income (loss) before attribution of noncontrolling interests	$2,168	$265	$(29)	$(2,004)	$(1,843)	$4,413	$(743)	$2,227
Net income (loss) attributable to noncontrolling interests	—	15	—	—	—	44	—	59

Net income (loss) after attribution of noncontrolling interests	$2,168	$250	$(29)	$(2,004)	$(1,843)	$4,369	$(743)	$2,168

Condensed Consolidating Statements of Income

	Nine months ended September 30, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$10,370	$—	$—	$—	$—	$—	$(10,370)	$—
Interest revenue	$155	$4,439	$—	$3,102	$3,589	$46,703	$(3,102)	$54,886
Interest revenue—intercompany	2,590	1,614	1,854	76	285	(6,343)	(76)	—
Interest expense	6,164	1,838	1,595	75	215	8,710	(75)	18,522
Interest expense—intercompany	(401)	2,505	285	1,121	961	(3,350)	(1,121)	—

Net interest revenue	$(3,018)	$1,710	$(26)	$1,982	$2,698	$35,000	$(1,982)	$36,364

Commissions and fees	$—	$3,310	$—	$5	$65	$6,593	$(5)	$9,968
Commissions and fees—intercompany	—	22	—	83	93	(115)	(83)	—
Principal transactions	9	2,144	1,997	—	(29)	3,765	—	7,886
Principal transactions—intercompany	1	(726)	(1,031)	—	—	1,756	—	—
Other income	(4,823)	669	(73)	333	374	10,814	(333)	6,961
Other income—intercompany	5,090	396	64	(3)	16	(5,566)	3	—

Total non-interest revenues	$277	$5,815	$957	$418	$519	$17,247	$(418)	$24,815

Total revenues, net of interest expense	$7,629	$7,525	$931	$2,400	$3,217	$52,247	$(12,770)	$61,179

Provisions for credit losses and for benefits and claims	$—	$7	$—	$1,242	$1,377	$8,538	$(1,242)	$9,922

Expenses
Compensation and benefits	$51	$4,203	$—	$341	$483	$14,564	$(341)	$19,301
Compensation and benefits—intercompany	5	177	—	89	89	(271)	(89)	—
Other expense	753	2,068	1	462	565	15,034	(462)	18,421
Other expense—intercompany	302	338	7	273	300	(947)	(273)	—

Total operating expenses	$1,111	$6,786	$8	$1,165	$1,437	$28,380	$(1,165)	$37,722

Income (loss) before taxes and equity in undistributed income of subsidiaries	$6,518	$732	$923	$(7)	$403	$15,329	$(10,363)	$13,535
Provision (benefit) for income taxes	(1,633)	350	324	(36)	108	4,281	36	3,430
Equity in undistributed income of subsidiaries	1,960	—	—	—	—	—	(1,960)	—

Income (loss) from continuing operations	$10,111	$382	$599	$29	$295	$11,048	$(12,359)	$10,105
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	112	—	112

Net income (loss) before attribution of noncontrolling interests	$10,111	$382	$599	$29	$295	$11,160	$(12,359)	$10,217
Net income (loss) attributable to noncontrolling interests	—	37	—	—	—	69	—	106

Net income (loss) after attribution of noncontrolling interests	$10,111	$345	$599	$29	$295	$11,091	$(12,359)	$10,111

Condensed Consolidating Statements of Income

	Nine months ended September 30, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$13,254	$—	$—	$—	$—	$—	$(13,254)	$—
Interest revenue	$208	$4,620	$8	$3,983	$4,568	$51,046	$(3,983)	$60,450
Interest revenue—intercompany	2,010	1,657	2,378	62	288	(6,333)	(62)	—
Interest expense	6,489	1,619	1,774	65	213	8,859	(65)	18,954
Interest expense—intercompany	(623)	2,219	139	1,488	1,024	(2,759)	(1,488)	—

Net interest revenue	$(3,648)	$2,439	$473	$2,492	$3,619	$38,613	$(2,492)	$41,496

Commissions and fees	$—	$3,274	$—	$37	$109	$6,739	$(37)	$10,122
Commissions and fees—intercompany	—	112	—	114	127	(239)	(114)	—
Principal transactions	(263)	8,278	(138)	—	(4)	690	—	8,563
Principal transactions—intercompany	(6)	(4,672)	496	—	(122)	4,304	—	—
Other income	(4,253)	571	114	385	551	11,066	(385)	8,049
Other income—intercompany	4,651	52	(58)	—	54	(4,699)	—	—

Total non-interest revenues	$129	$7,615	$414	$536	$715	$17,861	$(536)	$26,734

Total revenues, net of interest expense	$9,735	$10,054	$887	$3,028	$4,334	$56,474	$(16,282)	$68,230

Provisions for credit losses and for benefits and claims	$—	$22	$—	$1,853	$2,038	$19,142	$(1,853)	$21,202

Expenses
Compensation and benefits	$115	$4,317	$—	$405	$551	$13,257	$(405)	$18,240
Compensation and benefits—intercompany	5	160	—	97	97	(262)	(97)	—
Other expense	255	2,170	2	3,234	3,351	10,886	(3,234)	16,664
Other expense—intercompany	239	82	5	471	500	(826)	(471)	—

Total operating expenses	$614	$6,729	$7	$4,207	$4,499	$23,055	$(4,207)	$34,904

Income (loss) before taxes and equity in undistributed income of subsidiaries	$9,121	$3,303	$880	$(3,032)	$(2,203)	$14,277	$(10,222)	$12,124
Provision (benefit) for income taxes	(1,906)	1,053	308	(901)	(633)	3,724	901	2,546
Equity in undistributed income of subsidiaries	(1,734)	—	—	—	—	—	1,734	—

Income (loss) from continuing operations	$9,293	$2,250	$572	$(2,131)	$(1,570)	$10,553	$(9,389)	$9,578
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	(166)	—	(166)

Net income (loss) before attribution of noncontrolling interests	$9,293	$2,250	$572	$(2,131)	$(1,570)	$10,387	$(9,389)	$9,412
Net income (loss) attributable to noncontrolling interests	—	31	—	—	—	88	—	119

Net income (loss) after attribution of noncontrolling interests	$9,293	$2,219	$572	$(2,131)	$(1,570)	$10,299	$(9,389)	$9,293

 Condensed Consolidating Balance Sheet

	September 30, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$2,886	$—	$274	$382	$25,682	$(274)	$28,950
Cash and due from banks—intercompany	2	2,501	—	179	191	(2,694)	(179)	—
Federal funds sold and resale agreements	—	229,221	—	—	—	61,424	—	290,645
Federal funds sold and resale agreements—intercompany	—	19,667	—	—	—	(19,667)	—	—
Trading account assets	13	136,065	—	—	13	184,546	—	320,637
Trading account assets—intercompany	74	10,722	140	—	—	(10,936)	—	—
Investments	30,551	145	—	2,110	2,187	253,774	(2,110)	286,657
Loans, net of unearned income	—	183	—	28,905	32,604	604,452	(28,905)	637,239
Loans, net of unearned income—intercompany	—	—	64,422	4,112	8,968	(73,390)	(4,112)	—
Allowance for loan losses	—	(49)	—	(2,648)	(2,887)	(29,116)	2,648	(32,052)

Total loans, net	$—	$134	$64,422	$30,369	$38,685	$501,946	$(30,369)	$605,187
Advances to subsidiaries	103,880	—	—	—	—	(103,880)	—	—
Investments in subsidiaries	204,738	—	—	—	—	—	(204,738)	—
Other assets	21,195	73,134	369	4,567	7,621	301,597	(4,567)	403,916
Other assets—intercompany	39,008	35,934	2,192	1	1,865	(78,999)	(1)	—

Total assets	$399,461	$510,409	$67,123	$37,500	$50,944	$1,112,793	$(242,238)	$1,935,992

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$851,281	$—	$851,281
Federal funds purchased and securities loaned or sold	—	174,284	—	—	—	49,328	—	223,612
Federal funds purchased and securities loaned or sold—intercompany	185	27,224	—	—	—	(27,409)	—	—
Trading account liabilities	—	95,659	21	—	—	53,171	—	148,851
Trading account liabilities—intercompany	73	9,535	310	—	—	(9,918)	—	—
Short-term borrowings	13	2,713	10,060	750	1,499	51,533	(750)	65,818
Short-term borrowings—intercompany	—	40,473	5,189	10,627	5,190	(50,852)	(10,627)	—
Long-term debt	185,953	6,931	46,752	2,742	5,639	88,549	(2,742)	333,824
Long-term debt—intercompany	13	64,790	1,948	18,325	29,695	(96,446)	(18,325)	—
Advances from subsidiaries	19,723	—	—	—	—	(19,723)	—	—
Other liabilities	6,412	61,444	730	1,791	2,221	62,457	(1,791)	133,264
Other liabilities—intercompany	9,717	12,312	295	384	360	(22,684)	(384)	—

Total liabilities	$222,089	$495,365	$65,305	$34,619	$44,604	$929,287	$(34,619)	$1,756,650
Citigroup stockholders' equity	177,372	14,579	1,818	2,881	6,340	182,001	(207,619)	177,372
Noncontrolling interests	—	465	—	—	—	1,505	—	1,970

Total equity	$177,372	$15,044	$1,818	$2,881	$6,340	$183,506	$(207,619)	$179,342

Total liabilities and equity	$399,461	$510,409	$67,123	$37,500	$50,944	$1,112,793	$(242,238)	$1,935,992

Condensed Consolidating Balance Sheet

	December 31, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$2,553	$—	$170	$221	$25,198	$(170)	$27,972
Cash and due from banks—intercompany	11	2,667	—	153	177	(2,855)	(153)	—
Federal funds sold and resale agreements	—	191,963	—	—	—	54,754	—	246,717
Federal funds sold and resale agreements—intercompany	—	14,530	—	—	—	(14,530)	—	—
Trading account assets	15	135,224	60	—	9	181,964	—	317,272
Trading account assets—intercompany	55	11,195	426	—	—	(11,676)	—	—
Investments	21,982	263	—	2,008	2,093	293,826	(2,008)	318,164
Loans, net of unearned income	—	216	—	32,948	37,803	610,775	(32,948)	648,794
Loans, net of unearned income—intercompany	—	—	95,507	3,723	6,517	(102,024)	(3,723)	—
Allowance for loan losses	—	(46)	—	(3,181)	(3,467)	(37,142)	3,181	(40,655)

Total loans, net	$—	$170	$95,507	$33,490	$40,853	$471,609	$(33,490)	$608,139
Advances to subsidiaries	133,320	—	—	—	—	(133,320)	—	—
Investments in subsidiaries	205,043	—	—	—	—	—	(205,043)	—
Other assets	19,572	66,467	561	4,318	8,311	300,727	(4,318)	395,638
Other assets—intercompany	10,609	46,856	2,549	—	1,917	(61,931)	—	—

Total assets	$390,607	$471,888	$99,103	$40,139	$53,581	$1,103,766	$(245,182)	$1,913,902

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$844,968	$—	$844,968
Federal funds purchased and securities loaned or sold	—	156,312	—	—	—	33,246	—	189,558
Federal funds purchased and securities loaned or sold—intercompany	185	7,537	—	—	—	(7,722)	—	—
Trading account liabilities	—	75,454	45	—	—	53,555	—	129,054
Trading account liabilities—intercompany	55	10,265	88	—	—	(10,408)	—	—
Short-term borrowings	16	2,296	11,024	750	1,491	63,963	(750)	78,790
Short-term borrowings—intercompany	—	66,838	33,941	4,208	2,797	(103,576)	(4,208)	—
Long-term debt	191,944	9,566	50,629	3,396	6,603	122,441	(3,396)	381,183
Long-term debt—intercompany	389	60,088	1,705	26,339	33,224	(95,406)	(26,339)	—
Advances from subsidiaries	22,698	—	—	—	—	(22,698)	—	—
Other liabilities	5,841	58,056	175	1,922	3,104	57,384	(1,922)	124,560
Other liabilities—intercompany	6,011	9,883	277	668	295	(16,466)	(668)	—

Total liabilities	$227,139	$456,295	$97,884	$37,283	$47,514	$919,281	$(37,283)	$1,748,113

Citigroup stockholders' equity	$163,468	$15,178	$1,219	$2,856	$6,067	$182,579	$(207,899)	$163,468
Noncontrolling interests	—	415	—	—	—	1,906	—	2,321

Total equity	$163,468	$15,593	$1,219	$2,856	$6,067	$184,485	$(207,899)	$165,789

Total liabilities and equity	$390,607	$471,888	$99,103	$40,139	$53,581	$1,103,766	$(245,182)	$1,913,902

 Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash (used in) provided by operating activities	$(9,397)	$13,803	$2,189	$990	$1,379	$22,846	$(990)	$30,820

Cash flows from investing activities
Change in loans	$—	$—	$31,465	$1,879	$2,474	$(40,328)	$(1,879)	$(6,389)
Proceeds from sales of loans	—	3	—	2	349	8,589	(2)	8,941
Purchases of investments	(31,805)	(1)	—	(416)	(416)	(222,189)	416	(254,411)
Proceeds from sales of investments	3,079	83	—	97	97	155,895	(97)	159,154
Proceeds from maturities of investments	20,292	—	—	216	216	91,901	(216)	112,409
Changes in investments and advances-intercompany	31,088	(254)	—	(389)	(2,451)	(28,383)	389	—
Business acquisitions	(10)	—	—	—	—	10	—	—
Other investing activities	—	10,656	—	—	—	(10,464)	—	192

Net cash provided by (used in) investing activities	$22,644	$10,487	$31,465	$1,389	$269	$(44,969)	$(1,389)	$19,896

Cash flows from financing activities
Dividends paid	$(75)	$—	$—	$—	$—	$6	$—	$(69)
Treasury stock acquired	(1)	—	—	—	—	—	—	(1)
Proceeds/(Repayments) from issuance of long-term debt— third-party, net	(13,602)	(1,767)	(4,161)	(654)	(345)	(29,916)	654	(49,791)
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	—	4,694	32	(8,014)	(3,529)	(1,197)	8,014	—
Change in deposits	—	—	—	—	—	6,326	—	6,326
Net change in short-term borrowings and other investment banking and brokerage borrowings-third-party	—	418	(1,007)	—	8	(13,291)	—	(13,872)
Net change in short-term borrowings and other advances-intercompany	(3,100)	(26,365)	(28,441)	6,419	2,393	55,513	(6,419)	—
Capital contributions from parent	—	(1,103)	—	—	—	1,103	—	—
Other financing activities	3,522	—	(77)	—	—	77	—	3,522

Net cash used in financing activities	$(13,256)	$(24,123)	$(33,654)	$(2,249)	$(1,473)	$18,621	$2,249	$(53,885)

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$1,478	$—	$1,478

Net cash used in discontinued operations	$—	$—	$—	$—	$—	$2,669	$—	$2,669

Net increase (decrease) in cash and due from banks	$(9)	$167	$—	$130	$175	$645	$(130)	$978
Cash and due from banks at beginning of period	11	5,220	—	323	398	22,343	(323)	27,972

Cash and due from banks at end of period	$2	$5,387	$—	$453	$573	$22,988	$(453)	$28,950

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$115	$216	$(326)	$2	$102	$2,510	$(2)	$2,617
Interest	6,899	3,549	464	1,554	1,232	3,238	(1,554)	15,382
Non-cash investing activities:
Transfers to repossessed assets	—	40	—	535	572	426	(535)	1,038

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2010
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash provided by (used in) operating activities	$10,821	$16,902	$1,023	$2,249	$3,161	$(7,626)	$(2,249)	$24,281

Cash flows from investing activities
Change in loans	$—	$26	$35,753	$2,439	$3,210	$17,426	$(2,439)	$56,415
Proceeds from sales and securitizations of loans	—	102	—	1,864	1,864	5,304	(1,864)	7,270
Purchases of investments	(23,026)	(11)	—	(472)	(477)	(310,854)	472	(334,368)
Proceeds from sales of investments	2,565	32	—	98	208	126,666	(98)	129,471
Proceeds from maturities of investments	10,323	—	—	261	270	143,076	(261)	153,669
Changes in investments and advances—intercompany	11,330	3,536	—	(77)	(870)	(13,996)	77	—
Business acquisitions	(20)	—	—	—	—	20	—	—
Other investing activities	—	(5,245)	—	(22)	(22)	23,461	22	18,194

Net cash provided by (used in) investing activities	$1,172	$(1,560)	$35,753	$4,091	$4,183	$(8,897)	$(4,091)	$30,651

Cash flows from financing activities
Dividends paid	$—	$—	$—	$—	$—	$—	$—	$—
Dividends paid-intercompany	—	(5,850)	(1,500)	—	—	7,350	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—
Treasury stock acquired	(5)	—	—	—	—	—	—	(5)
Proceeds/(Repayments) from issuance of long-term debt— third-party, net	(6,748)	(2,570)	(4,792)	(994)	(2,340)	(18,317)	994	(34,767)
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	—	(2,908)	—	(12,780)	25,476	(22,568)	12,780	—
Change in deposits	—	—	—	—	—	14,192	—	14,192
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	11	(1,588)	870	—	404	(36,818)	—	(37,121)
Net change in short-term borrowings and other advances—intercompany	(8,211)	(2,640)	(31,353)	7,444	(30,904)	73,108	(7,444)	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	2,964	—	—	—	—	—	—	2,964

Net cash used in financing activities	$(11,989)	$(15,556)	$(36,775)	$(6,330)	$(7,364)	$16,947	$6,330	$(54,737)

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$624	$—	$624

Net cash provided by discontinued operations	$—	$—	$—	$—	$—	$51	$—	$51

Net increase (decrease) in cash and due from banks	$4	$(214)	$1	$10	$(20)	$1,099	$(10)	$870
Cash and due from banks at beginning of period	5	4,947	1	343	464	20,055	(343)	25,472

Cash and due from banks at end of period	$9	$4,733	$2	$353	$444	$21,154	$(353)	$26,342

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$(332)	$172	$392	$(55)	$37	$3,123	$55	$3,392
Interest	6,941	3,926	761	1,998	1,189	4,472	(1,998)	17,289
Non-cash investing activities:
Transfers to repossessed assets	$—	$220	$—	$996	$1,042	$796	$(996)	$2,058

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 23 to the Consolidated Financial Statements for disclosure relating to Citigroup's litigation and regulatory matters. The information included in Note 23 supplements and amends, as applicable, the disclosures in Note 29 to the Consolidated Financial Statements of Citigroup's 2010 Annual Report on Form 10-K and Note 23 to the Consolidated Financial Statements of Citigroup's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

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

        The following table summarizes Citigroup's share repurchases during the first nine months of 2011:

In millions, except per share amounts	Total shares purchased(1)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
First quarter 2011
Open market repurchases(1)	—	$—	$6,731
Employee transactions(2)	1.1	48.07	N/A

Total first quarter 2011	1.1	$48.07	$6,731

Second quarter 2011
Open market repurchases(1)	—	$—	$6,731
Employee transactions(2)	0.1	41.58	N/A

Total second quarter 2011	0.1	$41.58	$6,731

July 2011
Open market repurchases(1)	—	$—	$6,731
Employee transactions(2)	—	—	N/A
August 2011
Open market repurchases(1)	—	$—	$6,730
Employee transactions(2)	—	—	N/A
September 2011
Open market repurchases(1)	—	$—	$6,730
Employee transactions(2)	0.1	$31.69	N/A

Total third quarter 2011	0.1	$31.69	$6,730

Year-to-date 2011
Open market repurchases(1)	—	$—	$6,730
Employee transactions(2)	1.3	46.61	N/A

Total year-to-date 2011	1.3	$46.61	$6,730

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

N/A Not applicable

        For so long as the U.S. government continues to hold any Citigroup trust preferred securities acquired pursuant to the exchange offers consummated in 2009, Citigroup is, subject to certain exemptions, generally restricted from redeeming or repurchasing any of its equity or trust preferred securities, or paying regular cash dividends in excess of $0.01 per share of common stock per quarter, which restriction may be waived.

Item 6.    Exhibits

        See Exhibit Index.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of November, 2011.

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
4.06
Capital Securities Guarantee Agreement, dated as of July 30, 2009, between the Company, as Guarantor, and The Bank of New York Mellon, as Guarantee Trustee, incorporated by reference to Exhibit 4.03 to the Company's Current Report on Form 8-K filed July 30, 2009 (File No. 1-9924).
10.01	+	Form of Citigroup Inc. 2012 Discretionary Incentive and Retention Award Agreement.
10.02	+
Amended and Restated Global Selling Agency Agreement, dated August 26, 2011, among Citigroup Funding Inc., the Company, Citigroup Global Markets Inc., UBS Financial Services Inc. and Wells Fargo Securities, LLC.
12.01	+	Calculation of Ratio of Income to Fixed Charges
12.02	+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01	+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.01	+	Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended September 30, 2011, filed on November 4, 2011, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith