Form 10-K
period 2011-12-31
CITIGROUP INC
filed 2012-02-24
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 1-9924

Citigroup Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1568099
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

399 Park Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  X  No

The aggregate market value of Citigroup Inc. common stock held by non-affiliates of Citigroup Inc. on June 30, 2011 was approximately $121.3 billion.

Number of shares of common stock outstanding on January 31, 2012: 2,928,662,136

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement for the annual meeting of stockholders scheduled to be held on April 17, 2012, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

10-K CROSS-REFERENCE INDEX

This Annual Report on Form 10-K incorporates the requirements of the accounting profession and the Securities and Exchange Commission.

FORM 10-K
Item Number		Page

Part I

1.	Business	4–36, 40, 116–121,
124–125, 156, 287–289

1A.	Risk Factors	55–65

1B.	Unresolved Staff Comments	Not Applicable

2.	Properties	289

3.	Legal Proceedings	267–275

4.	Mine Safety Disclosures	Not Applicable

Part II

5.	Market for Registrant’s
Common Equity,
Related Stockholder Matters, and Issuer Purchases of
	Equity Securities	43, 163, 285,
290–291, 293

6.	Selected Financial Data	10–11

7.	Management’s Discussion
and Analysis of Financial
	Condition and Results of Operations	6–54, 66–115

7A.	Quantitative and Qualitative
	Disclosures About Market Risk	66–115, 157–158,
181–212, 215–259

8.	Financial Statements and
	Supplementary Data	131–286

9.	Changes in and Disagreements
with Accountants on
Accounting and Financial
	Disclosure	Not Applicable

9A.	Controls and Procedures	122–123

9B.	Other Information	Not Applicable

Part III

10.	Directors, Executive Officers and
	Corporate Governance	292–293, 295*

11.	Executive Compensation	**

12.	Security Ownership of Certain
Beneficial Owners and Management
	and Related Stockholder Matters	***

13.	Certain Relationships and Related
Transactions, and Director
	Independence	****

14.	Principal Accounting Fees and
	Services	*****

Part IV

15.	Exhibits and Financial Statement
Schedules

*	For additional information regarding Citigroup’s Directors, see “Corporate Governance,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Citigroup’s Annual Meeting of Stockholders scheduled to be held on April 17, 2012, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.
**	See “Executive Compensation—The Personnel and Compensation Committee Report,” “—Compensation Discussion and Analysis” and “—2011 Summary Compensation Table” and in the Proxy Statement, incorporated herein by reference.
***	See “About the Annual Meeting,” “Stock Ownership” and “Proposal 3: Approval of Amendment to the Citigroup 2009 Stock Incentive Plan” in the Proxy Statement, incorporated herein by reference.
****	See “Corporate Governance—Director Independence,” “—Certain Transactions and Relationships, Compensation Committee Interlocks and Insider Participation,” “—Indebtedness,” “Proposal 1: Election of Directors” and “Executive Compensation” in the Proxy Statement, incorporated herein by reference.
*****	See “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, incorporated herein by reference.

CITIGROUP’S 2011 ANNUAL REPORT ON FORM 10-K

OVERVIEW	4
CITIGROUP SEGMENTS AND REGIONS	5
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS	6
Executive Summary	6
RESULTS OF OPERATIONS	10
Five-Year Summary of Selected
Financial Data	10
SEGMENT AND BUSINESS—INCOME (LOSS)
AND REVENUES	12
CITICORP	14
Global Consumer Banking	15
North America Regional Consumer Banking	16
EMEA Regional Consumer Banking	18
Latin America Regional Consumer Banking	20
Asia Regional Consumer Banking	22
Institutional Clients Group	24
Securities and Banking	26
Transaction Services	28
CITI HOLDINGS	30
Brokerage and Asset Management	31
Local Consumer Lending	32
Special Asset Pool	35
CORPORATE/OTHER	36
BALANCE SHEET REVIEW	37
Segment Balance Sheet at December 31, 2011	40
CAPITAL RESOURCES AND LIQUIDITY	41
Capital Resources	41
Funding and Liquidity	47
Off-Balance-Sheet Arrangements	53
CONTRACTUAL OBLIGATIONS	54
RISK FACTORS	55
MANAGING GLOBAL RISK	66
Risk Management—Overview	66
Risk Aggregation and Stress Testing	67
Risk Capital	67
Credit Risk	67
Loans Outstanding	68
Details of Credit Loss Experience	69
Non-Accrual Loans and Assets, and
Renegotiated Loans	71
North America Consumer Mortgage Lending	75
North America Cards	82
Consumer Loan Details	84
Consumer Loan Modification Programs	86
Consumer Mortgage—Representations and
Warranties	88
Securities and Banking-Sponsored Legacy Private-Label
Residential Mortgage Securitizations—
Representations and Warranties	91
Corporate Loan Details	92
Exposure to Commercial Real Estate	94
Market Risk	95
Operational Risk	106
Country and Cross-Border Risk	107
FAIR VALUE ADJUSTMENTS FOR
DERIVATIVES AND STRUCTURED DEBT	113
CREDIT DERIVATIVES	114
SIGNIFICANT ACCOUNTING POLICIES AND
SIGNIFICANT ESTIMATES	116
DISCLOSURE CONTROLS AND PROCEDURES	122
MANAGEMENT’S ANNUAL REPORT ON
INTERNAL CONTROL OVER FINANCIAL
REPORTING	123
FORWARD-LOOKING STATEMENTS	124
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM—INTERNAL
CONTROL OVER FINANCIAL REPORTING	126
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM—
CONSOLIDATED FINANCIAL STATEMENTS	127
FINANCIAL STATEMENTS AND NOTES TABLE
OF CONTENTS	129
CONSOLIDATED FINANCIAL STATEMENTS	131
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS	137
FINANCIAL DATA SUPPLEMENT (Unaudited)	286
Ratios	286
Average Deposit Liabilities in Offices Outside the U.S.	286
Maturity Profile of Time Deposits ($100,000 or more)
in U.S. Offices	286
SUPERVISION AND REGULATION	287
Customers	288
Competition	288
Properties	289
Legal Proceedings	289
Unregistered Sales of Equity;
Purchases of Equity Securities; Dividends	290
Performance Graph	291
CORPORATE INFORMATION	292
Citigroup Executive Officers	292
CITIGROUP BOARD OF DIRECTORS	295

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
     Citigroup currently operates, for management reporting purposes, via two primary business segments: Citicorp, consisting of Citi’s Global Consumer Banking businesses and Institutional Clients Group; and Citi Holdings, consisting of Brokerage and Asset Management, Local Consumer Lending and Special Asset Pool. For a further description of the business segments and the products and services they provide, see “Citigroup Segments” below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the Consolidated Financial Statements.
     Throughout this report, “Citigroup,” “Citi” and “the Company” refer to Citigroup Inc. and its consolidated subsidiaries.
     Additional information about Citigroup is available on Citi’s Web site at www.citigroup.com. Citigroup’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through the Citi’s Web site by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s Web site also contains current reports, information statements, and other information regarding Citi at www.sec.gov.
     Within this Form 10-K, please refer to the tables of contents on pages 3 and 129 for page references to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, respectively.
     At December 31, 2011, Citi had approximately 266,000 full-time employees compared to approximately 260,000 full-time employees at December 31, 2010.

     Please see “Risk Factors” below for a discussion of
certain risks and uncertainties that could materially impact
Citigroup’s financial condition and results of operations.

     Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s presentation.

As described above, Citigroup is managed pursuant to the following segments:

* Effective in the first quarter of 2012, Citi will transfer the substantial majority of the retail partner cards business (approximately $45 billion of assets, including approximately $41 billion of loans) from Citi Holdings – Local Consumer Lending to Citicorp—North America RCB.

The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results above.

(1) North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico, and Asia includes Japan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Market and Economic Environment
During 2011, Citigroup remained focused on executing its strategy of growth through increasing the returns on and investments in its core businesses of Citicorp—Global Consumer Banking and Institutional Clients Group—while continuing to reduce the assets and businesses within Citi Holdings in an economically rational manner. While Citi continued to make progress in these areas during the year, its 2011 operating results were impacted by the ongoing challenging operating environment, particularly in the second half of the year, as macroeconomic concerns, including in the U.S. and the Eurozone, weighed heavily on investor and corporate confidence. Market activity was down globally, with a particular impact on capital markets-related activities in the fourth quarter of 2011. This affected Citigroup’s results of operations in many businesses, including not only Securities and Banking, but also the Securities and Fund Services business in Transaction Services and investment sales in Global Consumer Banking. Citi believes that the European sovereign debt crisis and its potential impact on the global markets and growth will likely continue to create macro uncertainty and remain an issue until the market, investors and Citi’s clients and customers believe that a comprehensive resolution to the crisis is structured, and achievable. Such uncertainty could have a continued negative impact on investor activity, and thus on Citi’s activity levels and results of operations, in 2012.
     Compounding this continuing macroeconomic uncertainty is the ongoing uncertainty facing Citigroup and its businesses as a result of the numerous regulatory initiatives underway, both in the U.S. and internationally. As of December 31, 2011, regulatory changes in significant areas, such as Citi’s future capital requirements and prudential standards, the proposed implementation of the “Volcker Rule” and the proposed regulation of the derivatives markets, were incomplete and significant rulemaking and interpretation remained. See “Risk Factors—Regulatory Risks” below. The continued uncertainty, including the potential costs, associated with the actual implementation of these changes will continue to require significant attention by Citi’s management. In addition, it is also not clear what the cumulative impact of regulatory reform will be.

2011 Summary Results

Citigroup
Citigroup reported net income of $11.1 billion and diluted EPS of $3.63 per share in 2011, compared to $10.6 billion and $3.54 per share, respectively, in 2010. In 2011, results included a net positive impact of $1.8 billion from credit valuation adjustments (CVA) on derivatives (excluding monolines), net of hedges, and debt valuation adjustments (DVA) on Citigroup’s fair value option debt, compared to a net negative impact of $(469) million in 2010. In addition, Citi has adjusted its 2011 results of operations that were previously announced on January 17, 2012 for an additional $209 million (after tax) charge. This charge relates to the agreement in principle with the United States and state attorneys general announced on February 9, 2012 regarding the settlement of a number of investigations into residential loan servicing and origination litigation, as well as the resolution of related mortgage litigation (see Notes 29, 30 and 32 to the Consolidated Financial Statements). Excluding CVA/DVA, Citi’s net income declined $952 million, or 9%, to $9.9 billion in 2011, reflecting lower revenues and higher operating expenses as compared to 2010, partially offset by a significant decline in credit costs.
     Citi’s revenues of $78.4 billion were down $8.2 billion, or 10%, compared to 2010. Excluding CVA/DVA, revenues of $76.5 billion were down $10.5 billion, or 12%, as lower revenues in Citi Holdings and Securities and Banking more than offset growth in Global Consumer Banking and Transaction Services. Net interest revenues decreased by $5.7 billion, or 11%, to $48.4 billion in 2011 as compared to 2010, primarily due to continued declining loan balances and lower interest-earning assets in Citi Holdings. Non-interest revenues, excluding CVA/DVA, declined by $4.8 billion, or 15%, to $28.1 billion in 2011 as compared to 2010, driven by lower revenues in Citi Holdings and Securities and Banking.
     Because of Citi’s extensive global operations, foreign exchange translation also impacts Citi’s results of operations as Citi translates revenues, expenses, loan balances and other metrics from foreign currencies to U.S. dollars in preparing its financial statements. During 2011, the U.S. dollar generally depreciated versus local currencies in which Citi operates. As a result, the impact of foreign exchange translation (as used throughout this Form 10-K, FX translation) accounted for an approximately 1% growth in Citi’s revenues and 2% growth in expenses, while contributing less than 1% to Citi’s pretax net income for the year.

Expenses
Citigroup expenses were $50.9 billion in 2011, up $3.6 billion, or 8%, compared to 2010. Over two-thirds of this increase resulted from higher legal and related costs (approximately $1.5 billion) and higher repositioning charges (approximately $200 million, including severance) as compared to 2010, as well as the impact of FX translation (approximately $800 million). Excluding these items, expenses were up $1.0 billion, or 2%, compared to the prior year.
     Investment spending was $3.9 billion higher in 2011, of which roughly half was funded with efficiency savings, primarily in operations and technology, labor reengineering and business support functions (e.g., call centers and collections) of $1.9 billion. The $3.9 billion increase in investment spending in 2011 included higher investments in Global Consumer Banking ($1.6 billion, including incremental cards marketing campaigns and new branch openings), Securities and Banking (approximately $800 million, including new hires and technology investments) and Transaction Services (approximately $600 million, including new mandates and platform enhancements), as well as additional firm-wide initiatives and investments to comply with regulatory requirements. All other expense increases, including higher volume-related costs in Citicorp, were more than offset by a decline in Citi Holdings expenses. While Citi will continue some level of incremental investment spending in its businesses going forward, Citi currently believes these increases in investments will be self-funded through ongoing reengineering and efficiency savings. Accordingly, Citi believes that the increased level of investment spending incurred during the latter part of 2010 and 2011 was largely completed by year end 2011.
     Citicorp expenses were $39.6 billion in 2011, up $3.5 billion, or 10%, compared to 2010. Over one-third of this increase resulted from higher legal and related costs and higher repositioning charges (including severance) as compared to 2010, as well as the impact of FX translation. The remainder of the increase was primarily driven by investment spending (as described above), partially offset by ongoing productivity savings and other expense reductions.
     Citi Holdings expenses were $8.8 billion in 2011, down $824 million, or 9%, principally due to the continued decline in assets, partially offset by higher legal and related costs.

Credit Costs
Credit trends for Citigroup continued to improve in 2011, particularly for Citi’s North America Citi-branded and retail partner cards businesses, as well as its North America mortgage portfolios in Citi Holdings, although the pace of improvement in these businesses slowed. Citi’s total provisions for credit losses and for benefits and claims of $12.8 billion declined $13.2 billion, or 51%, from 2010. Net credit losses of $20.0 billion in 2011 were down $10.8 billion, or 35%, reflecting improvement in both Consumer and Corporate credit trends. Consumer net credit losses declined $10.0 billion, or 35%, to $18.4 billion, driven by continued improvement in credit in North America Citi-branded cards and retail partner cards and North America real estate lending in Citi Holdings. Corporate net credit losses decreased $810 million, or 33%, to $1.6 billion, as credit quality continued to improve in the Corporate portfolio.
     The net release of allowance for loan losses and unfunded lending commitments was $8.2 billion in 2011, compared to a net release of $5.8 billion in 2010. Of the $8.2 billion net reserve release in 2011, $5.9 billion related to Consumer and was mainly driven by North America Citi-branded cards and retail partner cards. The $2.3 billion net Corporate reserve release reflected continued improvement in Corporate credit trends, partially offset by loan growth.
     More than half of the net credit reserve release in 2011, or $4.8 billion, was attributable to Citi Holdings. The $3.5 billion net credit release in Citicorp increased from $2.2 billion in the prior year, as a higher net release in Citi-branded cards in North America was partially offset by lower net releases in international Regional Consumer Banking and the Corporate portfolio, each driven by loan growth.

Capital and Loan Loss Reserve Positions
Citigroup’s capital and loan loss reserve positions remained strong at year end 2011. Citigroup’s Tier 1 Capital ratio was 13.6% and the Tier 1 Common ratio was 11.8%.
     Citigroup’s total allowance for loan losses was $30.1 billion at year end 2011, or 4.7% of total loans, down from $40.7 billion, or 6.3% of total loans, at the end of the prior year. The decline in the total allowance for loan losses reflected asset sales, lower non-accrual loans, and overall continued improvement in the credit quality of Citi’s loan portfolios. The Consumer allowance for loan losses was $27.2 billion, or 6.45%, of total Consumer loans at year end 2011, compared to $35.4 billion, or 7.80%, of total Consumer loans at year end 2010. See details of “Credit Loss Experience—Allowance for Loan Losses” below for additional information on Citi’s loan loss coverage ratios as of December 31, 2011.
     Citigroup’s non-accrual loans of $11.2 billion at year end 2011 declined 42% from the prior year, and the allowance for loan losses represented 268% of non-accrual loans.

Citicorp
Citicorp net income of $14.4 billion in 2011 decreased by $269 million, or 2%, from the prior year. Excluding CVA/DVA, Citicorp’s net income declined $1.6 billion, or 10.6%, to $13.4 billion in 2011, reflecting lower revenues and higher operating expenses, partially offset by the significantly lower credit costs. Asia and Latin America contributed roughly half of Citicorp’s net income for the year.
     Citicorp revenues were $64.6 billion, down $989 million, or 2%, from 2010. Excluding CVA/DVA, revenues of $62.8 billion were down $3.1 billion, or 5%, as compared to 2010. Net interest revenues decreased by $450 million, or 1%, to $38.1 billion, as lower revenues in North America Regional Consumer Banking and Securities and Banking more than offset growth in Latin America and Asia Regional Consumer Banking and Transaction Services. Non-interest revenues, excluding CVA/DVA, declined by $2.7 billion, or 10%, to $24.7 billion in 2011 as compared to 2010, driven by lower revenues in Securities and Banking.
     Global Consumer Banking revenues of $32.6 billion were up $211 million year-over-year, as continued growth in Asia and Latin America Regional Consumer Banking was partially offset by lower revenues in North America Regional Consumer Banking. The 2011 results in Global Consumer Banking included continued momentum in Citi’s international regions, as well as early signs of growth in its North America business:

  International Regional Consumer Banking revenues of $19.0 billion were up 8% year-over-year (5% excluding the impact of FX translation).
  International average loans were up 15% and average deposits grew 11% (11% and 8% excluding the impact of FX translation, respectively).
  International card purchase sales grew 19% (13% excluding the impact of FX translation).
  Asia achieved positive operating leverage (with year-over-year revenue growth in excess of expense growth) in the third and fourth quarters of 2011, and Latin America achieved positive operating leverage in the fourth quarter.
  North America Regional Consumer Banking grew revenues, card accounts and card loans sequentially in the second, third and fourth quarters of 2011.

     Securities and Banking revenues of $21.4 billion decreased 7% year-over-year. Excluding CVA/DVA (for details on Securities and Banking CVA/DVA amounts, see “Institutional Clients Group—Securities and Banking” below), revenues were $19.7 billion, down 16% from the prior year, due primarily to the continued challenging macroeconomic environment, which resulted in lower revenues across fixed income and equity markets as well as investment banking.
     Fixed income markets revenues, which constituted over 50% of Securities and Banking revenues in 2011, of $10.9 billion, excluding CVA/DVA, decreased 24% in 2011 as compared to 2010, driven primarily by a decline in credit-related and securitized products and, to a lesser extent, a decline in rates and currencies. Equity markets revenues of $2.4 billion, excluding CVA/DVA, were down 35% year-over-year, mainly driven by weak trading performance in equity derivatives as well as losses in equity proprietary trading resulting from the wind down of this business, which was complete as of December 31, 2011. Investment banking revenues of $3.3 billion were down 14% in 2011 as compared to 2010, driven by lower market activity levels across all products. Lending revenues of $1.8 billion were up $840 million, from $962 million in 2010, primarily due to net hedging gains of $73 million in 2011, as compared to net hedging losses of $711 million in 2010, driven by spread tightening in Citi’s lending portfolio.
     Transaction Services revenues were $10.6 billion in 2011, up 5% from the prior year, driven by growth in Treasury and Trade Solutions as well as Securities and Fund Services. Revenues grew in 2011 in all international regions as strong growth in business volumes was partially offset by continued spread compression. Average deposits and other customer liabilities grew 9% in 2011, while assets under custody remained relatively flat year over year.
     Citicorp end of period loans increased 14% in 2011 to $465.4 billion, with 7% growth in Consumer loans and 24% growth in Corporate loans.

Citi Holdings
Citi Holdings’ net loss of $(2.6) billion in 2011 improved by $1.6 billion as compared to the net loss in 2010. The improvement in 2011 reflected a significant decline in credit costs and lower operating expenses, given the continued decline in assets, partially offset by lower revenues.
     While Citi Holdings’ impact on Citi has been declining, it will likely continue to present a headwind for Citi’s overall performance due to, among other factors, the lower percentage of interest-earning assets remaining in Citi Holdings, the slower pace of asset reductions and the transfer of the substantial majority of retail partner cards out of Citi Holdings into Citicorp—North America Regional Consumer Banking in the first quarter of 2012. During the first quarter of 2012, Citi will republish its historical segment reporting for Citicorp and Citi Holdings to reflect this transfer in prior periods. The adjusted net loss in Citi Holdings for these historical periods will be higher than previously reported, as the retail partner cards business in Local Consumer Lending was the primary source of profitability in Citi Holdings.
     Citi Holdings’ revenues declined 33% to $12.9 billion from the prior year. Net interest revenues decreased by $4.5 billion, or 30%, to $10.3 billion, primarily due to the decline in assets, including lower interest-earning assets in the Special Asset Pool. Non-interest revenues declined by $1.9 billion, or 42%, to $2.6 billion in 2011, driven by lower gains on asset sales and other revenue marks as compared to 2010, as well as divestitures.

     Citi Holdings’ assets declined $90 billion, or 25%, to $269 billion at the end of 2011, although Citi believes the pace of asset wind-down in Citi Holdings will decrease going forward. The decline during 2011 reflected nearly $49 billion in asset sales and business dispositions, $35 billion in net run-off and amortization and approximately $6 billion in net cost of credit and net asset marks. As of December 31, 2011, Local Consumer Lending continued to represent the largest segment within Citi Holdings, with $201 billion of assets. Over half of Local Consumer Lending assets, or approximately $109 billion, were related to North America real estate lending. As of December 31, 2011, there were approximately $10 billion of loan loss reserves allocated to North America real estate lending in Citi Holdings, representing roughly 31 months of coincident net credit loss coverage.
     At the end of 2011, Citi Holdings assets comprised approximately 14% of total Citigroup GAAP assets and 25% of its risk-weighted assets. The first quarter of 2012 transfer of the substantial majority of the retail partner cards business (approximately $45 billion of assets, including approximately $41 billion of loans) will result in Citi Holdings comprising approximately 12% of total Citigroup GAAP assets and 21% of risk-weighted assets.

RESULTS OF OPERATIONS

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1				Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per-share amounts, ratios and direct staff	2011	(1)	2010	(2)(3)	2009 (3)	2008 (3)	2007	(3)
Net interest revenue	$48,447		$54,186		$48,496	$53,366	$45,300
Non-interest revenue	29,906		32,415		31,789	(1,767)	32,000
Revenues, net of interest expense	$78,353		$86,601		$80,285	$51,599	$77,300
Operating expenses	50,933		47,375		47,822	69,240	58,737
Provisions for credit losses and for benefits and claims	12,796		26,042		40,262	34,714	17,917
Income (loss) from continuing operations before income taxes	$14,624		$13,184		$(7,799)	$(52,355)	$646
Income taxes (benefits)	3,521		2,233		(6,733)	(20,326)	(2,546)
Income (loss) from continuing operations	$11,103		$10,951		$(1,066)	$(32,029)	$3,192
Income (loss) from discontinued operations, net of taxes (4)	112		(68)		(445)	4,002	708
Net income (loss) before attribution of noncontrolling interests	$11,215		$10,883		$(1,511)	$(28,027)	$3,900
Net income (loss) attributable to noncontrolling interests	148		281		95	(343)	283
Citigroup’s net income (loss)	$11,067		$10,602		$(1,606)	$(27,684)	$3,617
Less:
Preferred dividends—Basic	$26		$9		$2,988	$1,695	$36
Impact of the conversion price reset related to the $12.5 billion
convertible preferred stock private issuance—Basic	—		—		1,285	—	—
Preferred stock Series H discount accretion—Basic	—		—		123	37	—
Impact of the public and private preferred stock exchange offer	—		—		3,242	—	—
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends,
applicable to Basic EPS	186		90		2	221	261
Income (loss) allocated to unrestricted common shareholders for Basic EPS	$10,855		$10,503		$(9,246)	$(29,637)	$3,320
Less: Convertible preferred stock dividends (5)	—		—		(540)	(877)	—
Add: Interest expense, net of tax, on convertible securities and adjustment of undistributed earnings allocated to employee
restricted and deferred shares that contain nonforfeitable rights to
dividends, applicable to diluted EPS	17		2		—	—	—
Income (loss) allocated to unrestricted common shareholders for diluted EPS (5)	$10,872		$10,505		$(8,706)	$(28,760)	$3,320
Earnings per share (6)
Basic
Income (loss) from continuing operations	3.69		3.66		(7.61)	(63.89)	5.32
Net income (loss)	3.73		3.65		(7.99)	(56.29)	6.77
Diluted (5)
Income (loss) from continuing operations	$3.59		$3.55		$(7.61)	$(63.89)	$5.30
Net income (loss)	3.63		3.54		(7.99)	(56.29)	6.74
Dividends declared per common share	0.03		0.00		0.10	11.20	21.60

Statement continues on the next page, including notes to the table.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2				Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per-share amounts, ratios and direct staff	2011	(1)	2010	(2)	2009 (3)	2008 (3)	2007	(3)
At December 31
Total assets	$1,873,878		$1,913,902		$1,856,646	$1,938,470	$2,187,480
Total deposits	865,936		844,968		835,903	774,185	826,230
Long-term debt	323,505		381,183		364,019	359,593	427,112
Mandatorily redeemable securities of subsidiary trusts (included in long-term debt)	16,057		18,131		19,345	24,060	23,756
Common stockholders’ equity	177,494		163,156		152,388	70,966	113,447
Total Citigroup stockholders’ equity	177,806		163,468		152,700	141,630	113,447
Direct staff (in thousands)	266		260		265	323	375
Ratios
Return on average common stockholders’ equity (7)	6.3%		6.8%		(9.4)%	(28.8)%	2.9%
Return on average total stockholders’ equity (7)	6.3		6.8		(1.1)	(20.9)	3.0
Tier 1 Common (8)	11.80%		10.75%		9.60%	2.30%	5.02%
Tier 1 Capital	13.55		12.91		11.67	11.92	7.12
Total Capital	16.99		16.59		15.25	15.70	10.70
Leverage (9)	7.19		6.60		6.87	6.08	4.03
Common stockholders’ equity to assets	9.47%		8.52%		8.21%	3.66%	5.19%
Total Citigroup stockholders’ equity to assets	9.49		8.54		8.22	7.31	5.19
Dividend payout ratio (10)	0.8		NM		NM	NM	320.5
Book value per common share (6)	$60.70		$56.15		$53.50	$130.21	$227.12
Ratio of earnings to fixed charges and preferred stock dividends	1.59	x	1.51	x	NM	NM	1.01	x

(1)	As noted in the “Executive Summary” above, Citi has adjusted its 2011 results of operations that were previously announced on January 17, 2012 for an additional $209 million (after tax) charge. This charge relates to the agreement in principle with the United States and state attorneys general announced on February 9, 2012 regarding the settlement of a number of investigations into residential loan servicing and origination litigation, as well as the resolution of related mortgage litigation. The impact of these adjustments was a $275 million (pretax) increase in Other operating expenses, a $209 million (after-tax) reduction in Net income and a $0.06 (after-tax) reduction in Diluted earnings per share, for the full year of 2011. See Notes 29, 30 and 32 to the Consolidated Financial Statements.
(2)	On January 1, 2010, Citigroup adopted SFAS 166/167. Prior periods have not been restated as the standards were adopted prospectively. See Note 1 to the Consolidated Financial Statements.
(3)	On January 1, 2009, Citigroup adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (now ASC 810-10-45-15, Consolidation: Noncontrolling Interest in a Subsidiary), and FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (now ASC 260-10-45-59A, Earnings Per Share: Participating Securities and the Two-Class Method). All prior periods have been restated to conform to the current period’s presentation.
(4)	Discontinued operations for 2007 to 2009 reflect the sale of Nikko Cordial Securities to Sumitomo Mitsui Banking Corporation, the sale of Citigroup’s German retail banking operations to Crédit Mutuel, and the sale of CitiCapital’s equipment finance unit to General Electric. Discontinued operations for 2007 to 2010 also include the operations and associated gain on sale of Citigroup’s Travelers Life & Annuity, substantially all of Citigroup’s international insurance business, and Citigroup’s Argentine pension business sold to MetLife Inc. Discontinued operations for the second half of 2010 also reflect the sale of The Student Loan Corporation and, for 2011, primarily reflect the sale of the Egg Banking PLC credit card business. See Note 3 to the Consolidated Financial Statements.
(5)	The diluted EPS calculation for 2009 and 2008 utilizes basic shares and income allocated to unrestricted common stockholders (Basic) due to the negative income allocated to unrestricted common stockholders. Using diluted shares and income allocated to unrestricted common stockholders (Diluted) would result in anti-dilution.
(6)	All per share amounts and Citigroup shares outstanding for all periods reflect Citigroup’s 1-for-10 reverse stock split, which was effective May 6, 2011.
(7)	The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on average total Citigroup stockholders’ equity is calculated using net income divided by average Citigroup stockholders’ equity.
(8)	As defined by the banking regulators, the Tier 1 Common ratio represents Tier 1 Capital less qualifying perpetual preferred stock, qualifying noncontrolling interests in subsidiaries and qualifying mandatorily redeemable securities of subsidiary trusts divided by risk-weighted assets.
(9)	The Leverage ratio represents Tier 1 Capital divided by adjusted average total assets.
(10)	Dividends declared per common share as a percentage of net income per diluted share.
NM	Not meaningful

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES

The following tables show the income (loss) and revenues for Citigroup on a segment and business view:

CITIGROUP INCOME (LOSS)

				% Change	% Change
In millions of dollars	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$2,589	$650	$789	NM	(18)%
EMEA	79	91	(220)	(13)%	NM
Latin America	1,601	1,789	429	(11)	NM
Asia	1,927	2,131	1,391	(10)	53
Total	$6,196	$4,661	$2,389	33%	95%
Securities and Banking
North America	$1,011	$2,465	$2,369	(59)%	4%
EMEA	2,008	1,805	3,414	11	(47)
Latin America	978	1,091	1,558	(10)	(30)
Asia	898	1,138	1,854	(21)	(39)
Total	$4,895	$6,499	$9,195	(25)%	(29)%
Transaction Services
North America	$447	$529	$609	(16)%	(13)%
EMEA	1,142	1,225	1,299	(7)	(6)
Latin America	645	664	616	(3)	8
Asia	1,173	1,255	1,254	(7)	—
Total	$3,407	$3,673	$3,778	(7)%	(3)%
Institutional Clients Group	$8,302	$10,172	$12,973	(18)%	(22)%
Total Citicorp	$14,498	$14,833	$15,362	(2)%	(3)%
CITI HOLDINGS
Brokerage and Asset Management	$(286)	$(226)	$6,850	(27)%	NM
Local Consumer Lending	(2,834)	(4,988)	(10,484)	43	52%
Special Asset Pool	596	1,158	(5,425)	(49)	NM
Total Citi Holdings	$(2,524)	$(4,056)	$(9,059)	38%	55%
Corporate/Other	$(871)	$174	$(7,369)	NM	NM
Income (loss) from continuing operations	$11,103	$10,951	$(1,066)	1%	NM
Discontinued operations	$112	$(68)	$(445)
Net income attributable to noncontrolling interests	148	281	95	(47)%	NM
Citigroup’s net income (loss)	$11,067	$10,602	$(1,606)	4%	NM

NM Not meaningful

CITIGROUP REVENUES

				% Change	% Change
In millions of dollars	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
CITICORP
Global Consumer Banking
North America	$13,614	$14,790	$8,575	(8)%	72%
EMEA	1,479	1,503	1,550	(2)	(3)
Latin America	9,483	8,685	7,883	9	10
Asia	8,009	7,396	6,746	8	10
Total	$32,585	$32,374	$24,754	1%	31%
Securities and Banking
North America	$7,558	$9,393	$8,836	(20)%	6%
EMEA	7,221	6,849	10,056	5	(32)
Latin America	2,364	2,547	3,435	(7)	(26)
Asia	4,274	4,326	4,813	(1)	(10)
Total	$21,417	$23,115	$27,140	(7)%	(15)%
Transaction Services
North America	$2,442	$2,485	$2,525	(2)%	(2)%
EMEA	3,486	3,356	3,389	4	(1)
Latin America	1,705	1,516	1,391	12	9
Asia	2,936	2,714	2,513	8	8
Total	$10,569	$10,071	$9,818	5%	3%
Institutional Clients Group	$31,986	$33,186	$36,958	(4)%	(10)%
Total Citicorp	$64,571	$65,560	$61,712	(2)%	6%
CITI HOLDINGS
Brokerage and Asset Management	$282	$609	$14,623	(54)%	(96)%
Local Consumer Lending	12,067	15,826	17,765	(24)	(11)
Special Asset Pool	547	2,852	(3,260)	(81)	NM
Total Citi Holdings	$12,896	$19,287	$29,128	(33)%	(34)%
Corporate/Other	$886	$1,754	$(10,555)	(49)%	NM
Total net revenues	$78,353	$86,601	$80,285	(10)%	8%

NM Not meaningful

CITICORP

Citicorp is Citigroup’s global bank for consumers and businesses and represents Citi’s core franchises. Citicorp is focused on providing best-in-class products and services to customers and leveraging Citigroup’s unparalleled global network. Citicorp is physically present in approximately 100 countries, many for over 100 years, and offers services in over 160 countries and jurisdictions. Citi believes this global network provides a strong foundation for servicing the broad financial services needs of large multinational clients and for meeting the needs of retail, private banking, commercial, public sector and institutional clients around the world. Citigroup’s global footprint provides coverage of the world’s emerging economies, which Citi continues to believe represent a strong area of growth. At December 31, 2011, Citicorp had approximately $1.3 trillion of assets and $797 billion of deposits, representing approximately 70% of Citi’s total assets and approximately 92% of its deposits.
     At December 31, 2011, Citicorp consisted of the following businesses: Global Consumer Banking (which included retail banking and Citi-branded cards in four regions—North America, EMEA, Latin America and Asia) and Institutional Clients Group (which included Securities and Banking and Transaction Services).

				% Change	% Change
In millions of dollars	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net interest revenue	$38,135	$38,585	$34,197	(1)%	13%
Non-interest revenue	26,436	26,975	27,515	(2)	(2)
Total revenues, net of interest expense	$64,571	$65,560	$61,712	(2)%	6%
Provisions for credit losses and for benefits and claims
Net credit losses	$8,307	$11,789	$6,155	(30)%	92%
Credit reserve build (release)	(3,544)	(2,167)	2,715	(64)	NM
Provision for loan losses	$4,763	$9,622	$8,870	(50)%	8%
Provision for benefits and claims	152	151	164	1	(8)
Provision for unfunded lending commitments	92	(32)	138	NM	NM
Total provisions for credit losses and for benefits and claims	$5,007	$9,741	$9,172	(49)%	6%
Total operating expenses	$39,620	$36,144	$32,698	10%	11%
Income from continuing operations before taxes	$19,944	$19,675	$19,842	1%	(1)%
Provisions for income taxes	5,446	4,842	4,480	12	8%
Income from continuing operations	$14,498	$14,833	$15,362	(2)%	(3)%
Net income attributable to noncontrolling interests	56	122	68	(54)	79
Citicorp’s net income	$14,442	$14,711	$15,294	(2)%	(4)%
Balance sheet data (in billions of dollars)
Total EOP assets	$1,319	$1,284	$1,138	3%	13%
Average assets	$1,358	$1,257	$1,088	8%	16%
Total EOP deposits	797	760	734	5	4

NM Not meaningful

GLOBAL CONSUMER BANKING

Global Consumer Banking (GCB) consists of Citigroup’s four geographical Regional Consumer Banking (RCB) businesses that provide traditional banking services to retail customers. As of December 31, 2011, GCB also contained Citigroup’s branded cards and local commercial banking businesses and, effective in the first quarter of 2012, will also include its retail partner cards business. GCB is a globally diversified business with nearly 4,200 branches in 39 countries around the world. At December 31, 2011, GCB had $340 billion of assets and $313 billion of deposits.

				% Change	% Change
In millions of dollars	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net interest revenue	$23,090	$23,184	$16,353	—	42%
Non-interest revenue	9,495	9,190	8,401	3%	9
Total revenues, net of interest expense	$32,585	$32,374	$24,754	1%	31%
Total operating expenses	$18,933	$16,547	$15,125	14%	9%
Net credit losses	$7,688	$11,216	$5,395	(31)%	NM
Credit reserve build (release)	(2,988)	(1,541)	1,823	(94)	NM
Provisions for unfunded lending commitments	3	(3)	—	NM	—
Provision for benefits and claims	152	151	164	1	(8)%
Provisions for credit losses and for benefits and claims	$4,855	$9,823	$7,382	(51)%	33%
Income (loss) from continuing operations before taxes	$8,797	$6,004	$2,247	47%	NM
Income taxes (benefits)	2,601	1,343	(142)	94	NM
Income (loss) from continuing operations	$6,196	$4,661	$2,389	33%	95%
Net income (loss) attributable to noncontrolling interests	—	(9)	—	100	—
Net income (loss)	$6,196	$4,670	$2,389	33%	95%
Average assets (in billions of dollars)	$335	$309	$242	8%	28%
Return on assets	1.85%	1.51%	0.99%
Total EOP assets	$340	$328	$255	4	29
Average deposits (in billions of dollars)	311	295	275	5	7
Net credit losses as a percentage of average loans	3.25%	5.11%	3.62%
Revenue by business
Retail banking	$16,229	$15,767	$14,782	3%	7%
Citi-branded cards	16,356	16,607	9,972	(2)	67
Total	$32,585	$32,374	$24,754	1%	31%
Income (loss) from continuing operations by business
Retail banking	$2,529	$3,082	$2,387	(18)%	29%
Citi-branded cards	3,667	1,579	2	NM	NM
Total	$6,196	$4,661	$2,389	33%	95%

NM Not meaningful

NORTH AMERICA REGIONAL CONSUMER BANKING
North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses in the U.S. Effective in the first quarter of 2012, NA RCB will also include the substantial majority of Citi’s retail partner cards business, which will add approximately $45 billion of assets, including $41 billion of loans, to NA RCB. NA RCB’s 1,016 retail bank branches and 12.7 million customer accounts, as of December 31, 2011, are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia and certain larger cities in Texas. At December 31, 2011, NA RCB had $38.9 billion of retail banking loans and $148.8 billion of deposits. In addition, NA RCB had 22.0 million Citi-branded credit card accounts, with $75.9 billion in outstanding card loan balances.

				% Change	% Change
In millions of dollars	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net interest revenue	$10,367	$11,216	$5,206	(8)%	NM
Non-interest revenue	3,247	3,574	3,369	(9)	6%
Total revenues, net of interest expense	$13,614	$14,790	$8,575	(8)%	72%
Total operating expenses	$7,329	$6,163	$5,890	19%	5%
Net credit losses	$4,949	$8,019	$1,152	(38)%	NM
Credit reserve build (release)	(2,740)	(312)	527	NM	NM
Provisions for benefits and claims	22	24	50	(8)	(52)%
Provisions for loan losses and for benefits and claims	$2,231	$7,731	$1,729	(71)%	NM
Income from continuing operations before taxes	$4,054	$896	956	NM	(6)%
Income taxes	1,465	246	167	NM	47
Income from continuing operations	$2,589	$650	$789	NM	(18)%
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income	$2,589	$650	$789	NM	(18)%
Average assets (in billions of dollars)	$123	$119	$73	3%	63%
Average deposits (in billions of dollars)	145	145	141	—	3
Net credit losses as a percentage of average loans	4.60%	7.48%	2.43%
Revenue by business
Retail banking	$5,111	$5,325	$5,236	(4)%	2%
Citi-branded cards	8,503	9,465	3,339	(10)	NM
Total	$13,614	$14,790	$8,575	(8)%	72%
Income (loss) from continuing operations by business
Retail banking	$488	$762	$751	(36)%	1%
Citi-branded cards	2,101	(112)	38	NM	NM
Total	$2,589	$650	$789	NM	(18)%
Total GAAP revenues	$13,614	$14,790	$8,575	(8)%	72%
Net impact of credit card securitizations activity (1)	—	—	6,672
Total managed revenues	$13,614	$14,790	$15,247		(3)%
Total GAAP net credit losses	$4,949	$8,019	$1,152	(38)%	NM
Impact of credit card securitizations activity (1)	—	—	6,931
Total managed net credit losses	$4,949	$8,019	$8,083		(1)%

(1)	See Note 1 to the Consolidated Financial Statements for a discussion of the impact of SFAS 166/167.
NM	Not meaningful

2011 vs. 2010
Net income increased $1.9 billion as compared to the prior year, driven by higher loan loss reserve releases and an improvement in net credit losses, partly offset by lower revenues and higher expenses. Citi does not expect the same level of loan loss reserve releases in NA RCB in 2012 as it believes credit costs in the business have generally stabilized.

     Revenues decreased 8% mainly due to lower net interest margin and loan balances in the Citi-branded cards business as well as lower mortgage-related revenues, primarily relating to lower refinancing activity and lower margins as compared to the prior year.

     Net interest revenue decreased 8%, driven primarily by lower cards net interest margin which was negatively impacted by the look-back provision of The Credit Card Accountability Responsibility and Disclosure Act (CARD Act). As previously disclosed, the look-back provision of the CARD Act generally requires a review to be done once every six months for card accounts where the annual percentage rate (APR) has been increased since January 1, 2009 to assess whether changes in credit risk, market conditions or other factors merit a future decline in the APR. In addition, net interest margin for cards was negatively impacted by higher promotional balances and lower total average loans. As a result, cards net interest revenue as a percentage of average loans decreased to 9.48% from 10.28% in the prior year. Citi expects margin growth to remain under pressure into 2012 given the continued investment spending in the business during 2012, which largely began in the second half of 2011.
     Non-interest revenue decreased 9%, primarily due to lower gains from the sale of mortgage loans as Citi held more loans on-balance sheet. In addition, the decline in non-interest revenue reflected lower banking fee income.
     Expenses increased 19%, primarily driven by the higher investment spending in the business during the second half of 2011, particularly in cards marketing and technology, and increases in litigation accruals related to the interchange litigation (see Note 29 to the Consolidated Financial Statements).
     Provisions decreased $5.5 billion, or 71%, primarily due to a loan loss reserve release of $2.7 billion in 2011, compared to a loan loss reserve release of $0.3 billion in 2010, and lower net credit losses in the Citi-branded cards portfolio. Cards net credit losses were down $3.0 billion, or 39%, from 2010, and the net credit loss ratio decreased 366 basis points to 6.36% for 2011. The decline in credit costs was driven by improving credit conditions as well as continued stricter underwriting criteria, which lowered the cards risk profile. As referenced above, Citi believes the improvements in, and Citi’s resulting benefit from, declining credit costs in NA RCB will likely slow into 2012.

2010 vs. 2009
     Net income declined by $139 million, or 18%, as compared to the prior year, driven by higher credit costs due to Citi’s adoption of SFAS 166/167, partially offset by higher revenues.
     Revenues increased 72% from the prior year, primarily due to the consolidation of securitized credit card receivables pursuant to the adoption of SFAS 166/167 effective January 1, 2010. On a comparable basis, revenues declined 3% from the prior year, mainly due to lower volumes in Citi-branded cards as well as the net impact of the CARD Act on cards revenues. This decrease was partially offset by better mortgage-related revenues driven by higher refinancing activity.
     Net interest revenue was down 6% on a comparable basis driven primarily by lower volumes in cards, with average managed loans down 7% from the prior year, and in retail banking, where average loans declined 11%. The decline in cards was driven by the stricter underwriting criteria referenced above as well as the impact of CARD Act. The increase in deposit volumes, up 3% from the prior year, was offset by lower spreads due to the then-current interest rate environment.
     Non-interest revenue increased 6% on a comparable basis from the prior year mainly driven by better servicing hedge results and higher gains on sale from the sale of mortgage loans.
     Expenses increased 5% from the prior year, driven by the impact of higher litigation accruals, primarily in the first quarter of 2010, and higher marketing costs.
     Provisions increased $6.0 billion, primarily due to the consolidation of securitized credit card receivables pursuant to the adoption of SFAS 166/167. On a comparable basis, provisions decreased $0.9 billion, or 11%, primarily due to a net loan loss reserve release of $0.3 billion in 2010 compared to a $0.5 billion loan loss reserve build in the prior year coupled with lower net credit losses in the cards portfolio. Also on a comparable basis, the cards net credit loss ratio increased 61 basis points to 10.02%, driven by lower average loans.

EMEA REGIONAL CONSUMER BANKING

EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Central and Eastern Europe, the Middle East and Africa (remaining retail banking and cards activities in Western Europe are included in Citi Holdings). The countries in which EMEA RCB has the largest presence are Poland, Turkey, Russia and the United Arab Emirates. At December 31, 2011, EMEA RCB had 292 retail bank branches with 3.7 million customer accounts, $4.2 billion in retail banking loans and $9.5 billion in deposits. In addition, the business had 2.6 million Citi-branded card accounts with $2.7 billion in outstanding card loan balances.

				% Change	% Change
In millions of dollars	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net interest revenue	$893	$923	$974	(3)%	(5)%
Non-interest revenue	586	580	576	1	1
Total revenues, net of interest expense	$1,479	$1,503	$1,550	(2)%	(3)%
Total operating expenses	$1,287	$1,179	$1,120	9%	5%
Net credit losses	$172	$316	$472	(46)%	(33)%
Provision for unfunded lending commitments	3	(4)	—	NM	—
Credit reserve build (release)	(118)	(118)	310	—	NM
Provisions for loan losses	$57	$194	$782	(71)%	(75)%
Income (loss) from continuing operations before taxes	$135	$130	$(352)	4%	NM
Income taxes (benefits)	56	39	(132)	44	NM
Income (loss) from continuing operations	$79	$91	$(220)	(13)%	NM
Net income (loss) attributable to noncontrolling interests	—	(1)	—	100	—
Net income (loss)	$79	$92	$(220)	(14)%	NM
Average assets (in billions of dollars)	$10	$10	$11	—	(9)%
Return on assets	0.79%	0.92%	(2.01)%
Average deposits (in billions of dollars)	$10	$9	$9	11	—
Net credit losses as a percentage of average loans	2.38%	4.45%	5.64%
Revenue by business
Retail banking	$811	$822	$884	(1)%	(7)%
Citi-branded cards	668	681	666	(2)	2
Total	$1,479	$1,503	$1,550	(2)%	(3)%
Income (loss) from continuing operations by business
Retail banking	$(56)	$(54)	$(188)	(4)%	71%
Citi-branded cards	135	145	(32)	(7)	NM
Total	$79	$91	$(220)	(13)%	NM

NM Not meaningful

2011 vs. 2010
Net income declined 14% as compared to the prior year as an improvement in net credit losses was partially offset by lower revenues and higher expenses from increased investment spending. During 2011, the U.S. dollar generally depreciated versus local currencies. As a result, the impact of FX translation accounted for an approximately 1% growth in revenues and expenses, respectively.
     Revenues declined 2% driven by the continued liquidation of higher yielding non-strategic customer portfolios and a lower contribution from Akbank, Citi’s equity investment in Turkey. The revenue decline was partly offset by the impact of FX translation and improved underlying trends in the core lending portfolio, discussed below.
     Net interest revenue declined 3% due to the continued decline in the higher yielding non-strategic retail banking portfolio and spread compression in the Citi-branded cards portfolio. Interest rate caps on credit cards, particularly in Turkey and Poland, contributed to the lower spreads in the cards portfolio.

     Non-interest revenue increased 1%, reflecting higher investment sales and cards fees, partly offset by the lower contribution from Akbank. Underlying drivers continued to show growth as investment sales grew 28% from the prior year and cards purchase sales grew 14%.
     Expenses increased 9%, due to the impact of FX translation, investment spending and higher transactional expenses, partly offset by continued savings initiatives. Expenses could remain at elevated levels in 2012 given continued investment spending.
     Provisions were 71% lower than the prior year driven by a reduction in net credit losses. Net credit losses decreased 46%, reflecting the continued credit quality improvement during the year, stricter underwriting criteria and the move to lower risk products. Loan loss reserve releases were flat. Assuming the underlying core portfolio continues to grow and season in 2012, Citi expects credit costs to rise.

2010 vs. 2009
Net income improved by $313 million, driven by the reduction in credit costs, partly offset by lower revenues and higher expenses. During 2010, the U.S. dollar generally appreciated versus local currencies. As a result, the impact of FX translation accounted for an approximately 1% decline in revenues and expenses, respectively.
     Revenues declined 3% driven by FX translation and the continued liquidation of non-strategic customer portfolios. Net interest revenue was 5% lower due to the continued decline in the higher yielding non-strategic retail banking portfolio. In 2010, Citi focused its lending strategy around higher credit quality customers who tend to revolve less, meaning they have lower average balances than customers previously had. While this led to lower credit costs, it also negatively impacted Net interest revenue as customers paid off their loans more quickly. Non-interest revenue increased 1%, reflecting higher investment sales and a higher contribution from Citi’s equity investment in Akbank.
     Expenses increased 5%, due to account acquisition-focused investment spending and volumes. As the average customer credit quality improved, Citi focused on volume growth to compensate for the lower revenue. The expansion of the sales force in 2010 drove some of the expense increase as compared to 2009.
     Provisions decreased 75% from the prior year driven by reduction in net credit losses and higher loan loss reserve releases. Net credit losses decreased 33%, reflecting continued credit quality improvement and the move to lower risk products.

LATIN AMERICA REGIONAL CONSUMER BANKING

Latin America Regional Consumer Banking (LATAM RCB) provides traditional banking and branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. LATAM RCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico’s second-largest bank, with over 1,700 branches. At December 31, 2011, LATAM RCB overall had 2,221 retail branches, with 29.2 million customer accounts, $24.0 billion in retail banking loans and $44.8 billion in deposits. In addition, the business had 12.9 million Citi-branded card accounts with $13.7 billion in outstanding loan balances.

				% Change	% Change
In millions of dollars	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net interest revenue	$6,465	$5,968	$5,365	8%	11%
Non-interest revenue	3,018	2,717	2,518	11	8
Total revenues, net of interest expense	$9,483	$8,685	$7,883	9%	10%
Total operating expenses	$5,734	$5,159	$4,550	11%	13%
Net credit losses	$1,684	$1,868	$2,432	(10)%	(23)%
Credit reserve build (release)	(67)	(823)	463	92	NM
Provision for benefits and claims	130	127	114	2	11
Provisions for loan losses and for benefits and claims	$1,747	$1,172	$3,009	49%	(61)%
Income (loss) from continuing operations before taxes	$2,002	$2,354	$324	(15)%	NM
Income taxes (benefits)	401	565	(105)	(29)	NM
Income (loss) from continuing operations	$1,601	$1,789	$429	(11)%	NM
Net (loss) attributable to noncontrolling interests	—	(8)	—	100	—
Net income (loss)	$1,601	$1,797	$429	(11)%	NM
Average assets (in billions of dollars)	$80	$73	$66	10%	11%
Return on assets	2.00%	2.45%	0.65%
Average deposits (in billions of dollars)	$46	$41	$36	12%	14%
Net credit losses as a percentage of average loans	4.64%	6.05%	8.52%
Revenue by business
Retail banking	$5,482	$5,034	$4,401	9%	14%
Citi-branded cards	4,001	3,651	3,482	10	5
Total	$9,483	$8,685	$7,883	9%	10%
Income (loss) from continuing operations by business
Retail banking	$923	$938	$657	(2)%	43%
Citi-branded cards	678	851	(228)	(20)	NM
Total	$1,601	$1,789	$429	(11)%	NM

NM Not meaningful

2011 vs. 2010
Net income declined 11% as lower loan loss reserve releases more than offset increased operating margin. During 2011, the U.S. dollar generally depreciated versus local currencies. As a result, FX translation contributed approximately 2% to the growth in each of revenues and expenses.
     Revenues increased 9% primarily due to higher volumes as well as the impact of FX translation. Net interest revenue increased 8% driven by the continued growth in lending and deposit volumes, partially offset by continued spread compression. The declining rate environment negatively impacted Net interest revenue as interest revenue declined at a faster pace than interest expense. Spread compression was also driven by the continued move towards customers with a lower risk profile and stricter underwriting criteria, especially in the branded cards portfolio. Non-interest revenue increased 11%, predominantly driven by an increase in banking fee income from credit card purchase sales, which grew 22%.

     Expenses increased 11% due to higher volumes and investment spending, including increased marketing and customer acquisition costs as well as new branches. These increased expenses were partially offset by continued savings initiatives. The increase in the level of investment spending in the business was largely completed at the end of 2011.
     Provisions increased 49% reflecting lower loan loss reserve releases in 2011 as compared to 2010. Towards the end of 2011, there was a build in the loan loss reserves, primarily driven by increased volumes, particularly in the personal loan portfolio in Mexico. Net credit losses declined 10%, driven primarily by improvements in the Mexico cards portfolio. The cards net credit loss ratio declined from 11.7% in 2010 to 8.8% in 2011, driven in part by the continued move towards customers with a lower risk profile and stricter underwriting criteria. Citi currently expects the Citi-branded cards net credit loss ratio to stabilize in 2012 as new loans continue to season. Credit costs will likely increase in line with portfolio growth.

2010 vs. 2009
Net income increased $1.4 billion driven by lower credit costs as Citi released reserves in 2010 as compared to reserve builds in 2009. During 2010, the U.S. dollar generally appreciated versus local currencies. As a result, FX translation contributed approximately 5% to the decline in both revenues and expenses.
     Revenues increased 10%. Net interest revenue increased 11% as higher loan volumes, particularly in the retail bank, offset the effect of spread compression. Spread compression was driven by the lower interest rates and move towards the above referenced lower risk customer base. Non-interest revenue increased 8% due to higher banking fee income from increased purchase sale activity and FX translation.
     Expenses increased 13% due to FX translation as well as higher volumes and transaction-related expenses as economic conditions improved. The increase in expenses was also due to increased investment spending, including new cards acquisitions and new branches.
     Provisions decreased 61% primarily reflecting loan loss reserve releases of $823 million compared to a build of $463 million in the prior year as well as a $564 million improvement in net credit losses. The increase in loan loss reserve releases and decrease in net credit losses primarily resulted from improved credit conditions and portfolio quality in the Citi-branded cards portfolio, primarily in Mexico, as well as the move to customers with a lower risk profile and stricter underwriting criteria referenced above.

ASIA REGIONAL CONSUMER BANKING
Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses, with the largest Citi presence in South Korea, Japan, Taiwan, Singapore, Australia, Hong Kong, India and Indonesia. Citi’s Japan Consumer Finance business, which Citi has been exiting since 2008, is included in Citi Holdings (see “Citi Holdings—Local Consumer Lending” below). At December 31, 2011, Asia RCB had 671 retail branches, 16.3 million customer accounts, $66.2 billion in retail banking loans and $109.7 billion in deposits. In addition, the business had 15.9 million Citi-branded card accounts with $21.0 billion in outstanding loan balances.

				% Change	% Change
In millions of dollars	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net interest revenue	$5,365	$5,077	$4,808	6%	6%
Non-interest revenue	2,644	2,319	1,938	14	20
Total revenues, net of interest expense	$8,009	$7,396	$6,746	8%	10%
Total operating expenses	$4,583	$4,046	$3,565	13%	13%
Net credit losses	$883	$1,013	$1,339	(13)%	(24)%
Credit reserve build (release)	(63)	(287)	523	78	NM
Provisions for loan losses and for benefits and claims	$820	$726	$1,862	13%	(61)%
Income from continuing operations before taxes	$2,606	$2,624	$1,319	(1)%	99%
Income taxes (benefits)	679	493	(72)	38	NM
Income from continuing operations	$1,927	$2,131	$1,391	(10)%	53%
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income	$1,927	$2,131	$1,391	(10)%	53%
Average assets (in billions of dollars)	$122	$108	$93	13%	16%
Return on assets	1.58%	1.97%	1.50%
Average deposits (in billions of dollars)	$110	$100	$89	10%	12%
Net credit losses as a percentage of average loans	1.03%	1.37%	2.07%
Revenue by business
Retail banking	$4,825	$4,586	$4,261	5%	8%
Citi-branded cards	3,184	2,810	2,485	13	13
Total	$8,009	$7,396	$6,746	8%	10%
Income from continuing operations by business
Retail banking	$1,174	$1,436	$1,167	(18)%	23%
Citi-branded cards	753	695	224	8	NM
Total	$1,927	$2,131	$1,391	(10)%	53%

NM Not meaningful

2011 vs. 2010
Net income decreased 10%, driven by higher operating expenses, lower loan loss reserve releases and a higher effective tax rate, partially offset by growth in revenue. The higher effective tax rate was due to lower tax benefits (APB 23) and a tax charge of $66 million due to a write-down in the value of deferred tax assets due to a change in the tax law, each in Japan. During 2011, the U.S. dollar generally depreciated versus local currencies. As a result, the impact of FX translation accounted for an approximately 5% growth in revenues and expenses.
     Revenues increased 8%, primarily driven by higher business volumes and the impact of FX translation, partially offset by continued spread compression and $65 million of net charges relating to the repurchase of certain Lehman structured notes (see Note 29 to the Consolidated Financial Statements). Net interest revenue increased 6%, as investment initiatives and sustained economic growth in the region continued to drive higher lending and deposit volumes. Spread compression continued to partly offset the benefit of higher balances and continued to be driven by stricter underwriting criteria resulting in a lowering of the risk profile for personal and other loans. Spread compression will likely continue to have a negative impact on net interest revenue in the near-term. Non-interest revenue increased 14%, primarily due to a 17% increase in Citi-branded cards purchase sales and higher revenues from foreign exchange products, partially offset by a 12% decrease in investment sales, particularly in the second half of 2011, and the net charges for the repurchase of certain Lehman structured notes.

     Expenses increased 13% due to continued investment spending, growth in business volumes, repositioning charges and higher legal and related expenses, as well as the impact of FX translation, partially offset by ongoing productivity savings. The increase in the level of incremental investment spending in the business was largely completed at the end of 2011.
     Provisions increased 13% as lower loan loss reserve releases were partially offset by lower net credit losses. The increase in credit provisions reflected the increasing volumes in the region, partially offset by continued credit quality improvement. India remained a significant driver of the improvement in credit quality, as it continued to de-risk elements of its legacy portfolio. Citi believes that provisions could continue to increase as the portfolio continues to grow and season.

2010 vs. 2009
Net income increased 53%, driven by growth in revenue and a decrease in provisions, partially offset by higher operating expenses and a higher effective tax rate. During 2010, the U.S. dollar generally depreciated versus local currencies. As a result, the impact of FX translation accounted for approximately 6% growth in revenues, and 7% growth in expenses.
     Revenues increased 10%, driven by higher business volumes and the impact of FX translation, partially offset by spread compression. Net interest revenue increased 6%, as investment initiatives and sustained economic growth in the region drove higher lending and deposit volumes, which were partly offset by the spread compression. Non-interest revenue increased 20%, primarily due to higher investment sales and a 19% increase in Citi-branded cards purchase sales.
     Expenses increased 13%, due to growth in business volumes, investment spending and the impact of FX translation.
     Provisions decreased 61%, mainly due to the net impact of a loan loss reserve release of $287 million in 2010, compared to a $523 million loan loss reserve build in 2009 and a 24% decline in net credit losses. The decrease in provisions reflected continued credit quality improvement across the region, particularly in India, partially offset by the increasing volumes in the region.

INSTITUTIONAL CLIENTS GROUP
Institutional Clients Group (ICG) includes Securities and Banking and Transaction Services. ICG provides corporate, institutional, public sector and high-net-worth clients around the world with a full range of products and services, including cash management, foreign exchange, trade finance and services, securities services, sales and trading, institutional brokerage, underwriting, lending and advisory services. ICG’s international presence is supported by trading floors in approximately 75 countries and jurisdictions and a proprietary network within Transaction Services in over 95 countries and jurisdictions. At December 31, 2011, ICG had $979 billion of assets and $484 billion of deposits.

				% Change	% Change
In millions of dollars	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Commissions and fees	$4,447	$4,266	$4,197	4%	2%
Administration and other fiduciary fees	2,775	2,751	2,855	1	(4)
Investment banking	3,029	3,520	4,687	(14)	(25)
Principal transactions	4,873	5,567	5,626	(12)	(1)
Other	1,817	1,681	1,749	8	(4)
Total non-interest revenue	$16,941	$17,785	$19,114	(5)%	(7)%
Net interest revenue (including dividends)	15,045	15,401	17,844	(2)	(14)
Total revenues, net of interest expense	$31,986	$33,186	$36,958	(4)%	(10)%
Total operating expenses	20,687	19,597	17,573	6	12
Net credit losses	619	573	760	8	(25)
Provision (release) for unfunded lending commitments	89	(29)	138	NM	NM
Credit reserve build (release)	(556)	(626)	892	11	NM
Provisions for loan losses and benefits and claims	$152	$(82)	$1,790	NM	NM
Income from continuing operations before taxes	$11,147	$13,671	$17,595	(18)%	(22)%
Income taxes	2,845	3,499	4,622	(19)	(24)
Income from continuing operations	$8,302	$10,172	$12,973	(18)%	(22)%
Net income attributable to noncontrolling interests	56	131	68	(57)	93
Net income	$8,246	$10,041	$12,905	(18)%	(22)%
Average assets (in billions of dollars)	$1,024	$948	$846	8%	12%
Return on assets	0.81%	1.06%	1.53%
Revenues by region
North America	$10,000	$11,878	$11,361	(16)%	5%
EMEA	10,707	10,205	13,445	5	(24)
Latin America	4,069	4,063	4,826	—	(16)
Asia	7,210	7,040	7,326	2	(4)
Total revenues	$31,986	$33,186	$36,958	(4)%	(10)%
Income from continuing operations by region
North America	$1,458	$2,994	$2,978	(51)%	1%
EMEA	3,150	3,030	4,713	4	(36)
Latin America	1,623	1,755	2,174	(8)	(19)
Asia	2,071	2,393	3,108	(13)	(23)
Total income from continuing operations	$8,302	$10,172	$12,973	(18)%	(22)%
Average loans by region (in billions of dollars)
North America	$69	$67	$52	3%	29%
EMEA	47	38	45	24	(16)
Latin America	29	23	22	26	5
Asia	52	36	28	44	29
Total average loans	$197	$164	$147	20%	12%

NM Not meaningful

[THIS PAGE INTENTIONALLY LEFT BLANK]

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
     S&B revenue is generated primarily from fees and spreads associated with these activities. S&B earns fee income for assisting clients in clearing transactions, providing brokerage and investment banking services and other such activities. Revenue generated from these activities is recorded in Commissions and fees. In addition, as a market maker, S&B facilitates transactions, including holding product inventory to meet client demand, and earns the differential between the price at which it buys and sells the products. These price differentials and the unrealized gains and losses on the inventory are recorded in Principal transactions. S&B interest income earned on inventory and loans held is recorded as a component of Net interest revenue.

				% Change	% Change
In millions of dollars	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net interest revenue	$9,116	$9,723	$12,170	(6)%	(20)%
Non-interest revenue	12,301	13,392	14,970	(8)	(11)
Revenues, net of interest expense	$21,417	$23,115	$27,140	(7)%	(15)%
Total operating expenses	15,028	14,693	13,090	2	12
Net credit losses	602	567	758	6	(25)
Provision (release) for unfunded lending commitments	86	(29)	138	NM	NM
Credit reserve build (release)	(572)	(562)	887	(2)	NM
Provisions for loan losses and benefits and claims	$116	$(24)	$1,783	NM	NM
Income before taxes and noncontrolling interests	$6,273	$8,446	$12,267	(26)%	(31)%
Income taxes	1,378	1,947	3,072	(29)	(37)
Income from continuing operations	4,895	6,499	9,195	(25)	(29)
Net income attributable to noncontrolling interests	37	110	55	(66)	100
Net income	$4,858	$6,389	$9,140	(24)%	(30)%
Average assets (in billions of dollars)	$894	$841	$759	6%	11%
Return on assets	0.54%	0.76%	1.21%
Revenues by region
North America	$7,558	$9,393	$8,836	(20)%	6%
EMEA	7,221	6,849	10,056	5	(32)
Latin America	2,364	2,547	3,435	(7)	(26)
Asia	4,274	4,326	4,813	(1)	(10)
Total revenues	$21,417	$23,115	$27,140	(7)%	(15)%
Income from continuing operations by region
North America	$1,011	$2,465	$2,369	(59)%	4%
EMEA	2,008	1,805	3,414	11	(47)
Latin America	978	1,091	1,558	(10)	(30)
Asia	898	1,138	1,854	(21)	(39)
Total income from continuing operations	$4,895	$6,499	$9,195	(25)%	(29)%
Securities and Banking revenue details
Total investment banking	$3,310	$3,828	$4,767	(14)%	(20)%
Lending	1,802	962	(2,447)	87	NM
Equity markets	2,756	3,501	3,183	(21)	10
Fixed income markets	12,263	14,077	21,294	(13)	(34)
Private bank	2,146	2,004	2,068	7	(3)
Other Securities and Banking	(860)	(1,257)	(1,725)	32	27
Total Securities and Banking revenues	$21,417	$23,115	$27,140	(7)%	(15)%

NM Not meaningful

2011 vs. 2010
S&B’s results of operations for 2011 were significantly impacted by the macroeconomic concerns during the year, including the overall pace of U.S. economic recovery, the U.S. debt ceiling debate and subsequent downgrade of U.S. sovereign credit, the ongoing sovereign debt crisis in Europe and general continued concerns about the health of the global economy and financial markets. These concerns led to heightened volatility as well as overall declines in liquidity and market activity during the second half of the year as clients reduced their activity and risk.
     Net income of $4.9 billion decreased 24%. Excluding CVA/DVA (see table below), net income decreased 43% as declines in fixed income and equity markets revenues and investment banking revenues, along with higher expenses, more than offset increases in lending and private bank revenues.
     Revenues of $21.4 billion decreased 7% from the prior year. CVA/DVA increased by $2.1 billion from the prior year, driven by the widening of Citi’s credit spreads in 2011. Excluding CVA/DVA, S&B revenues decreased 16%, reflecting lower results in fixed income markets, equity markets and investment banking, partially offset by increased revenues in lending and the private bank.
     Fixed income markets revenues, which constituted over 50% of S&B revenues in 2011, decreased 24% excluding CVA/DVA. This was driven by lower results in securitized and credit products, reflecting the challenging market environment and reduced customer risk appetite and, to a lesser extent, rates and currencies.
     Equity markets revenues decreased 35% excluding CVA/DVA, driven by declining revenues in equity proprietary trading (which Citi also refers to as equity principal strategies) as positions in the business were wound down, a decline in equity derivatives revenues and, to a lesser extent, a decline in cash equities. The wind down of Citi’s equity proprietary trading was completed at the end of 2011.
     Investment banking revenues declined 14%, as the macroeconomic concerns and market uncertainty drove lower volumes in debt and equity issuance.
     Lending revenues increased 87%, mainly due to the absence of losses on credit default swap hedges in the prior year (see the table below). Excluding the impact of these hedging gains and losses, lending revenues increased 3%, primarily due to growth in the Corporate loan portfolio. Private bank revenues increased 6% excluding CVA/DVA, primarily due to higher loan and deposit balances and improved customer pricing, partially offset by declines in investment and capital markets-related products given the negative market sentiment.
     Expenses increased 2%, primarily due to investment spending, which largely occurred in the first half of the year, relating to new hires and technology investments. The increase in expenses was also driven by higher repositioning charges and the negative impact of FX translation (which contributed approximately 2% to the expense growth), partially offset by productivity saves and reduced incentive compensation due to business results. The increase in the level of investment spending in S&B was largely completed at the end of 2011.
     Provisions increased by $140 million, primarily due to builds in the allowance for unfunded lending commitments as a result of portfolio growth and higher net credit losses.

2010 vs. 2009
Net income of $6.4 billion decreased 30%. Excluding CVA/DVA, net income decreased 36%, as an increase in lending was more than offset by declines in fixed income and equity trading activities, investment banking fees and higher expenses.
     Revenues of $23.1 billion decreased 15% from the prior year, as performance in the first half of 2009 was particularly strong due to higher fixed income markets activity and client activity levels in investment banking. In addition, 2010 CVA/DVA increased $1.6 billion from the prior year, mainly due to a larger narrowing of Citi’s spreads in 2009 compared 2010. Excluding CVA/DVA, revenues decreased 19%, reflecting lower results in fixed income markets, equity markets and investment banking, partially offset by increased revenues in lending.
     Fixed income markets revenues decreased 32% excluding CVA/DVA, primarily reflecting lower results in rates and currencies, credit products and securitized products due to the overall weaker market environment during 2010.
     Equity markets revenues decreased 31% excluding CVA/DVA, driven by lower trading revenues linked to the derivatives business and equity proprietary trading.
     Investment banking revenues declined 20%, reflecting lower levels of market activity in debt and equity underwriting.
     Lending revenues increased by $3.4 billion, mainly driven by a reduction in losses on credit default swap hedges.
     Expenses increased 12%, or $1.6 billion, year over year. Excluding the 2010 U.K. bonus tax impact and litigation reserve releases in the first half of 2010 and 2009, expenses increased 8%, or $1.1 billion, mainly as a result of higher compensation, transaction costs and the negative impact of FX translation (which contributed approximately 1% to the expense growth).
     Provisions decreased by $1.8 billion, to negative $24 million, mainly due to credit reserve releases and lower net credit losses as the result of an improvement in the credit environment during 2010.

In millions of dollars	2011	2010	2009
S&B CVA/DVA
Fixed Income Markets	$1,368	$(187)	$276
Equity Markets	355	(207)	(2,190)
Private Bank	9	(5)	(43)
Total S&B CVA/DVA	$1,732	$(399)	$(1,957)
Total S&B Lending Hedge gain (loss)	$73	$(711)	$(3,421)

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

				% Change	% Change
In millions of dollars	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net interest revenue	$5,929	$5,678	$5,674	4%	—
Non-interest revenue	4,640	4,393	4,144	6	6%
Total revenues, net of interest expense	$10,569	$10,071	$9,818	5%	3%
Total operating expenses	5,659	4,904	4,483	15	9
Provisions (releases) for credit losses and for benefits and claims	36	(58)	7	NM	NM
Income before taxes and noncontrolling interests	$4,874	$5,225	$5,328	(7)%	(2)%
Income taxes	1,467	1,552	1,550	(5)	—
Income from continuing operations	3,407	3,673	3,778	(7)	(3)
Net income attributable to noncontrolling interests	19	21	13	(10)	62
Net income	$3,388	$3,652	$3,765	(7)%	(3)%
Average assets (in billions of dollars)	130	$107	$87	21%	23%
Return on assets	2.61%	3.41%	4.34%
Revenues by region
North America	$2,442	$2,485	$2,525	(2)%	(2)%
EMEA	3,486	3,356	3,389	4	(1)
Latin America	1,705	1,516	1,391	12	9
Asia	2,936	2,714	2,513	8	8
Total revenues	$10,569	$10,071	$9,818	5%	3%
Income from continuing operations by region
North America	$447	$529	$609	(16)%	(13)%
EMEA	1,142	1,225	1,299	(7)	(6)
Latin America	645	664	616	(3)	8
Asia	1,173	1,255	1,254	(7)	—
Total income from continuing operations	$3,407	$3,673	$3,778	(7)%	(3)%
Key indicators (in billions of dollars)
Average deposits and other customer liability balances	$363	$333	$304	9%	10%
EOP assets under custody (1) (In trillions of dollars)	12.5	12.6	12.1	(1)	4

(1)	Includes assets under custody, assets under trust and assets under administration.
NM	Not meaningful

2011 vs. 2010
Net income decreased 7%, as higher expenses, driven by investment spending, outpaced revenue growth. Year-over-year, the U.S. dollar generally depreciated versus local currencies. As a result, the impact of FX translation accounted for an approximately 1% growth in revenues and expenses, respectively.
     Revenues grew 5%, driven primarily by international growth, as improvement in fees and increased deposit balances more than offset the continued spread compression, which will likely continue to be a challenge in 2012. Treasury and Trade Solutions revenues increased 5%, driven primarily by growth in the trade and commercial cards businesses and increased deposits, partially offset by the impact of the continued low rate environment. Overall, Securities and Fund Services revenues increased 4% year-over-year, primarily due to growth in transaction and settlement volumes, driven in part by the increase in activity resulting from market volatility, and new client mandates. During the fourth quarter of 2011, however, Securities and Fund Services experienced a 10% decline in revenues as compared to the prior year period, driven by a significant decrease in settlement volumes reflecting the overall decline in capital markets activity during the latter part of 2011, spread compression and the impact of FX translation.

     Expenses increased 15% reflecting investment spending and higher business volumes, partially offset by productivity savings. The increase in the level of investment spending in the business was largely completed at the end of 2011.
     Provisions increased by $94 million, to $36 million, reflecting reserve builds in 2011 versus a net reserve release in the prior year.
     Average assets grew 21%, driven by a 59% increase in trade assets as a result of focused investment in the business. Average deposits and other customer liability balances grew 9% and included a favorable shift to operating balances as the business continued to emphasize stable, lower cost deposits as a way to mitigate spread compression.

2010 vs. 2009
Net income decreased 3%, as expenses driven by investment spending outpaced revenue growth. Year-over-year, the U.S. dollar generally depreciated versus local currencies. As a result, the impact of FX translation accounted for approximately 2% growth in revenues.
     Revenues grew 3%, despite the low interest rate environment. Treasury and Trade Solutions revenues grew 2% as a result of increased customer liability balances and growth in trade and fees, partially offset by the spread compression. Securities and Fund Services revenues grew by 3% as higher volumes and balances reflected the impact of sales and increased market activity.
     Expenses increased 9% reflecting investment spending and higher business volumes.
     Provisions decreased $65 million, to a negative $58 million, as compared to the prior year, reflecting credit reserve releases.
     Average deposits and other customer liability balances grew 10%, driven primarily by growth in emerging markets.

CITI HOLDINGS

Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. Citi Holdings consists of the following: Brokerage and Asset Management, Local Consumer Lending and Special Asset Pool.
     Consistent with its strategy, Citi intends to continue to exit these businesses and portfolios as quickly as practicable in an economically rational manner. To date, the decrease in Citi Holdings assets has been primarily driven by asset sales and business dispositions, as well as portfolio run-off and pay-downs. Asset levels have also been impacted, and will continue to be impacted, by charge-offs and revenue marks as and when appropriate.
     As of December 31, 2011, Citi Holdings’ GAAP assets were approximately $269 billion, a decrease of approximately $90 billion, or 25%, from year end 2010, and $558 billion, or 67%, from the peak in the first quarter of 2008. The decline in assets during 2011 reflected approximately $49 billion in asset sales and business dispositions, $35 billion in net run-off and amortization, and $6 billion in net cost of credit and net asset marks. Citi Holdings represented approximately 14% of Citi’s GAAP assets as of December 31, 2011, while Citi Holdings’ risk-weighted assets of approximately $245 billion at December 31, 2011 represented approximately 25% of Citi’s risk-weighted assets as of such date. As previously disclosed, Citi’s ability to continue to decrease the assets in Citi Holdings through the methods discussed above, including sales and dispositions, will not likely occur at the same pace or level as in the past. See also the “Executive Summary” above and “Risk Factors—Business Risks” below.

				% Change	% Change
In millions of dollars	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net interest revenue	$10,287	$14,773	$16,139	(30)%	(8)%
Non-interest revenue	2,609	4,514	12,989	(42)	(65)
Total revenues, net of interest expense	$12,896	$19,287	$29,128	(33)%	(34)%
Provisions for credit losses and for benefits and claims
Net credit losses	$11,731	$19,070	$24,585	(38)%	(22)%
Credit reserve build (release)	(4,720)	(3,500)	5,305	(35)	NM
Provision for loan losses	$7,011	$15,570	$29,890	(55)%	(48)%
Provision for benefits and claims	820	813	1,094	1	(26)
Provision (release) for unfunded lending commitments	(41)	(82)	106	50	NM
Total provisions for credit losses and for benefits and claims	$7,790	$16,301	$31,090	(52)%	(48)%
Total operating expenses	$8,791	$9,615	$14,085	(9)%	(32)%
Loss from continuing operations before taxes	$(3,685)	$(6,629)	$(16,047)	44%	59%
Benefits for income taxes	(1,161)	(2,573)	(6,988)	55	63
(Loss) from continuing operations	$(2,524)	$(4,056)	$(9,059)	38%	55%
Net income (loss) attributable to noncontrolling interests	119	207	29	(43)	NM
Citi Holdings net loss	$(2,643)	$(4,263)	$(9,088)	38%	53%
Balance sheet data (in billions of dollars)
Total EOP assets	$269	$359	$487	(25)%	(26)%
Total EOP deposits	$64	$79	$89	(19)%	(11)%

NM Not meaningful

BROKERAGE AND ASSET MANAGEMENT
Brokerage and Asset Management (BAM) consists of Citi’s global retail brokerage and asset management businesses. At December 31, 2011, BAM had approximately $27 billion of assets, or approximately 10% of Citi Holdings’ assets, primarily consisting of Citi’s investment in, and assets related to, the Morgan Stanley Smith Barney joint venture (MSSB JV). As more fully described in Forms 8-K filed with the SEC on January 14, 2009 and June 3, 2009, Morgan Stanley has options to purchase Citi’s remaining stake in the MSSB JV over three years beginning in 2012.

				% Change	% Change
In millions of dollars	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net interest revenue	$(180)	$(277)	$390	35%	NM
Non-interest revenue	462	886	14,233	(48)	(94)%
Total revenues, net of interest expense	$282	$609	$14,623	(54)%	(96)%
Total operating expenses	$729	$987	$3,276	(26)%	(70)%
Net credit losses	$4	$17	$1	(76)%	NM
Credit reserve build (release)	(3)	(18)	36	83	NM
Provision for unfunded lending commitments	(1)	(6)	(5)	83	(20)%
Provision (release) for benefits and claims	48	38	40	26	(5)
Provisions for credit losses and for benefits and claims	$48	$31	$72	55%	(57)%
Income (loss) from continuing operations before taxes	$(495)	$(409)	$11,275	(21)%	NM
Income taxes (benefits)	(209)	(183)	4,425	(14)	NM
Income (loss) from continuing operations	$(286)	$(226)	$6,850	(27)%	NM
Net income attributable to noncontrolling interests	9	11	12	(18)	(8)%
Net income (loss)	$(295)	$(237)	$6,838	(24)%	NM
EOP assets (in billions of dollars)	$27	$27	$30	—	(10)%
EOP deposits (in billions of dollars)	55	58	60	(5)%	(3)

NM Not meaningful

2011 vs. 2010
Net loss increased 24% as lower revenues were only partly offset by lower expenses.
     Revenues decreased by 54%, driven by the 2010 sale of the Habitat and Colfondos businesses (including a $78 million pretax gain on sale related to the transactions in the first quarter of 2010) and lower revenues from the MSSB JV.
     Expenses decreased 26%, also driven by divestitures, as well as lower legal and related expenses.
     Provisions increased 55% due to the absence of the prior-year reserve releases.

2010 vs. 2009
Net loss was $0.2 billion in 2010, compared to Net income of $6.9 billion in 2009. The decrease was driven by the absence of the gain on sale related to the MSSB JV transaction in 2009.
     Revenues decreased 96% versus the prior year driven by the absence of the $11.1 billion pretax gain on sale ($6.7 billion after tax) related to the MSSB JV transaction in the second quarter of 2009 and a $320 million pretax gain on the sale of the managed futures business to the MSSB JV in the third quarter of 2009. Excluding these gains, revenues decreased primarily due to the absence of Smith Barney from May 2009 onwards as well as the absence of Nikko Asset Management, partially offset by higher revenues from the MSSB JV and an improvement in marks in the retail alternative investments business.
     Expenses decreased 70% from the prior year, mainly driven by the absence of Smith Barney from May 2009 onwards, lower MSSB JV separation-related costs as compared to the prior year and the absence of Nikko and Colfondos, partially offset by higher legal settlements and reserves associated with Smith Barney.
     Provisions decreased 57%, mainly due to the absence of credit reserve builds in 2009.
     Assets decreased 10% versus the prior year, mostly driven by the sales of the private equity business and the run-off of tailored loan portfolios.

LOCAL CONSUMER LENDING
As of December 31, 2011, Local Consumer Lending (LCL) included a portion of Citigroup’s North America mortgage business, retail partner cards, CitiFinancial North America (consisting of the OneMain and CitiFinancial Servicing businesses), remaining student loans, and other local Consumer finance businesses globally (including Western European cards and retail banking and Japan Consumer Finance). At December 31, 2011, LCL had approximately $201 billion of assets (approximately $186 billion in North America) or approximately 75% of Citi Holdings assets. The North America assets consisted of residential mortgages (residential first mortgages and home equity loans), retail partner card loans, personal loans, commercial real estate, and other consumer loans and assets. As referenced under “Citi Holdings” above, the substantial majority of the retail partner cards business will be transferred to Citicorp—NA RCB, effective in the first quarter of 2012.
     As of December 31, 2011, approximately $108 billion of assets in LCL consisted of North America mortgages in Citi’s CitiMortgage and CitiFinancial operations.

				% Change	% Change
In millions of dollars	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net interest revenue	$10,872	$13,831	$12,995	(21)%	6%
Non-interest revenue	1,195	1,995	4,770	(40)	(58)
Total revenues, net of interest expense	$12,067	$15,826	$17,765	(24)%	(11)%
Total operating expenses	$7,769	$8,057	$9,898	(4)%	(19)%
Net credit losses	$10,659	$17,040	$19,185	(37)%	(11)%
Credit reserve build (release)	(2,862)	(1,771)	5,799	(62)	NM
Provision for benefits and claims	772	775	1,054	—	(26)
Provision for unfunded lending commitments	—	—	—	—	—
Provisions for credit losses and for benefits and claims	$8,569	$16,044	$26,038	(47)%	(38)%
(Loss) from continuing operations before taxes	$(4,271)	$(8,275)	$(18,171)	48%	54%
Benefits for income taxes	(1,437)	(3,287)	(7,687)	56	57
(Loss) from continuing operations	$(2,834)	$(4,988)	$(10,484)	43%	52%
Net income attributable to noncontrolling interests	2	8	33	(75)	(76)
Net (loss)	$(2,836)	$(4,996)	$(10,517)	43%	52%
Average assets (in billions of dollars)	$228	$324	$351	(30)%	(8)%
Net credit losses as a percentage of average loans	5.34%	6.20%	6.38%
Total GAAP revenues	$12,067	$15,826	$17,765	(24)%	(11)%
Net impact of credit card securitizations activity (1)	—	—	4,135
Total managed revenues	$12,067	$15,826	$21,900	(24)%	(28)%
Total GAAP net credit losses	$10,659	$17,040	$19,185	(37)%	(11)%
Impact of credit card securitizations activity (1)	—	—	4,590
Total managed net credit losses	$10,659	$17,040	$23,775	(37)%	(28)%

(1)	See Note 1 to the Consolidated Financial Statements for a discussion of the impact of SFAS 166/167.
NM	Not meaningful

2011 vs. 2010
Net loss decreased 43%, driven primarily by the improving credit environment, including lower net credit losses and higher loan loss reserve releases, in both retail partner cards and mortgages. The improvement in credit was partly offset by lower revenues due to decreasing asset balances and sales.
     Revenues decreased 24%, driven primarily by the lower asset balances due to asset sales, divestitures and run-offs, which also drove the 21% decline in Net interest revenue. Non-interest revenue decreased 40% due to the impact of divestitures.
     Expenses decreased 4%, driven by the lower volumes and divestitures, partly offset by higher legal and regulatory expenses, including without limitation those relating to the United States and state attorneys general mortgage servicing discussions and agreement in principle announced on February 9, 2012, reserves related to potential PPI refunds (see “Payment Protection Insurance” below) and, to a lesser extent, implementation costs associated with the OCC/Federal Reserve Board consent orders entered into in April 2011.

     Provisions decreased 47%, driven by lower credit losses and higher loan loss reserve releases. Net credit losses decreased 37%, primarily due to the credit improvements in retail partner cards ($3.0 billion) and North America mortgages ($1.6 billion), although the pace of the decline in net credit losses in both portfolios slowed. Loan loss reserve releases increased 62%, driven by higher releases in retail partner cards and CitiFinancial North America due to better credit quality and lower loan balances.
     Assets declined 20% from the prior year, primarily driven by portfolio run-off and the impact of asset sales and divestitures, including continued sales of student loans, auto loans and delinquent mortgages (see “North America Consumer Mortgage Lending” below).

2010 vs. 2009
Net loss decreased 52%, driven primarily by the improving credit environment. Decreases in revenues driven by lower gains on asset sales were mostly offset by decreased expenses due to lower volumes and divestitures.
     Revenues decreased 11% from the prior year, driven primarily by portfolio run off, divestitures and asset sales. Net interest revenue increased 6% due to the adoption of SFAS 166/167, partially offset by the impact of lower balances due to portfolio run-off and asset sales. Non-interest revenue declined 58%, primarily due to the absence of the $1.1 billion gain on the sale of Redecard in the first quarter of 2009 and a higher mortgage repurchase reserve charge.
     Expenses decreased 19%, primarily due to the impact of divestitures, lower volumes, re-engineering actions and the absence of costs associated with the U.S. government loss-sharing agreement, which was exited in the fourth quarter of 2009.
     Provisions decreased 38%, reflecting a net $1.8 billion loan loss reserve release in 2010 compared to a $5.8 billion build in 2009. Lower net credit losses across most businesses were partially offset by the impact of the adoption of SFAS 166/167. On a comparable basis, net credit losses were lower year-over-year by 28%, driven by improvement in U.S. mortgages, international portfolios and retail partner cards.
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

Japan Consumer Finance
Citi continues to actively monitor a number of matters involving its Japan Consumer Finance business, including customer defaults, refund claims and litigation, as well as financial and legislative, regulatory, judicial and other political developments, relating to the charging of gray zone interest. Gray zone interest represents interest at rates that are legal but for which claims may not be enforceable. In 2008, Citi decided to exit its Japan Consumer Finance business and has been liquidating its portfolio and otherwise winding down the business since such time. However, this business has incurred, and will continue to face, net credit losses and refunds, due in part to legislative, regulatory and judicial actions taken in recent years. These actions may also reduce credit availability and increase potential claims and losses relating to gray zone interest.
     In September 2010, one of Japan’s largest consumer finance companies (Takefuji) declared bankruptcy, reflecting the financial distress that Japan’s top consumer finance lenders are facing as they continue to deal with liabilities for gray zone interest refund claims. The publicity relating to Takefuji’s bankruptcy resulted in a significant increase in the number of refund claims during the latter part of 2010 and first half of 2011, although Citi observed a steady decline in such claims during the remainder of 2011. During 2011, LCL recorded a net increase in its reserves related to customer refunds in the Japan Consumer Finance business of approximately $120 million (pretax), in addition to an increase of approximately $325 million (pretax) in 2010.
     As evidenced by the events described above, the trend in the type, number and amount of refund claims remains volatile, and the potential full amount of losses and their impact on Citi is subject to significant uncertainties and continues to be difficult to predict. In addition, regulators in Japan have stated that they are considering legislation to establish a framework for collective legal action proceedings. If such legislation is passed and implemented, it could potentially introduce a more accessible procedure for current and former customers to pursue refund claims and other types of collective actions. Citi continues to monitor and evaluate these developments and the potential impact to both currently and previously outstanding loans in this business and its reserves related thereto.

Payment Protection Insurance
The alleged mis-selling of payment protection insurance products (PPI) by financial institutions in the UK, including Citi, has been, and continues to be, the subject of intense review and focus by the UK regulators, particularly the Financial Services Authority (FSA). PPI is designed to cover a customer’s loan repayments in the event of certain events, such as long-term illness or unemployment. The FSA has found certain problems, across the industry, with how these products were sold, including customers not realizing that the cost of PPI premiums was being added to their loan or PPI being unsuitable for the customer. Prior to 2008, certain of Citi’s UK consumer finance businesses, primarily CitiFinancial Europe plc and Egg Banking plc, engaged in the sale of PPI. While Citi has sold a significant portion of these businesses, and the remaining businesses are in the process of wind down, Citi generally retains the potential liability relating to the sale of PPI by these businesses.
     As a result of this regulatory focus and resulting publicity, during 2010 and 2011, Citi observed an increase in customer complaints relating to the sale of PPI. In addition, in 2011, the FSA required all firms engaged in the sale of PPI in the UK, including Citi, to review their historical sales processes for PPI, generally from January 2005 forward. In addition, the FSA is requiring these firms to proactively contact any customers who may have been mis-sold PPI after January 2005 and invite them to have their individual sale reviewed. Redress, whether as a result of customer complaints or Citi’s proactive contact with customers, generally involves the repayment of premiums and the refund of all applicable contractual interest together with compensatory interest of 8%.
     As a result of these developments during 2011, Citi increased its reserves related to potential PPI refunds by approximately $330 million ($230 million in LCL and $100 million in Corporate/Other for discontinued operations). Citi continues discussions with the FSA regarding its proposed remediation process, and the trend in the number of claims, the potential amount of refunds and the impact on Citi remains volatile and is subject to significant uncertainty and lack of predictability. This is particularly true with respect to the potential customer response to any direct customer contact exercise. Citi continues to monitor and evaluate the PPI remediation process and developments and its related reserves.

SPECIAL ASSET POOL
Special Asset Pool (SAP) had approximately $41 billion of assets as of December 31, 2011, which constituted approximately 15% of Citi Holdings assets as of such date. SAP consists of a portfolio of securities, loans and other assets that Citigroup intends to continue to reduce over time through asset sales and portfolio run-off. SAP assets have declined by approximately $287 billion, or 88%, from peak levels in 2007, reflecting cumulative write-downs, asset sales and portfolio run-off.

				% Change	% Change
In millions of dollars	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net interest revenue	$(405)	$1,219	$2,754	NM	(56)%
Non-interest revenue	952	1,633	(6,014)	(42)%	NM
Revenues, net of interest expense	$547	$2,852	$(3,260)	(81)%	NM
Total operating expenses	$293	$571	$911	(49)%	(37)%
Net credit losses	$1,068	$2,013	$5,399	(47)%	(63)%
Provision (releases) for unfunded lending commitments	(40)	(76)	111	47	NM
Credit reserve builds (releases)	(1,855)	(1,711)	(530)	(8)	NM
Provisions for credit losses and for benefits and claims	$(827)	$226	$4,980	NM	(95)%
Income (loss) from continuing operations before taxes	$1,081	$2,055	$(9,151)	(47)%	NM
Income taxes (benefits)	485	897	(3,726)	(46)	NM
Net income (loss) from continuing operations	$596	$1,158	$(5,425)	(49)%	NM
Net income (loss) attributable to noncontrolling interests	108	188	(16)	(43)	NM
Net income (loss)	$488	$970	$(5,409)	(50)%	NM
EOP assets (in billions of dollars)	$41	$80	$136	(49)%	(41)%

NM Not meaningful

2011 vs. 2010
Net income decreased 50%, driven by the decrease in revenues due to lower asset balances, partially offset by lower expenses and improved credit.
     Revenues decreased 81%, driven by the overall decline in Net interest revenue during the year, as interest-earning assets declined and thus represent a smaller portion of SAP. Net interest revenue was a negative $405 million in 2011 and Citi expects to incur continued negative carrying costs in SAP going forward as the non-interest-earning assets of SAP, which require funding, now represent the larger portion of the total asset pool. Non-interest revenue decreased by 42% due to lower gains on asset sales and the absence of positive marks from the prior year, such as on subprime exposures.
     Expenses decreased 49%, driven by lower volume and asset levels, as well as lower legal and related costs.
     Provisions decreased $1.1 billion as credit conditions continued to improve during the year. The decline of $1.1 billion was driven by a $945 million decrease in net credit losses and an increase in loan loss reserve releases to $1.9 billion in 2011 from a release of $1.7 billion in 2010.
     Assets declined 49%, primarily driven by sales and amortization and prepayments. Asset sales of $29 billion for 2011 generated pretax gains of approximately $0.5 billion.

2010 vs. 2009
Net income increased $6.4 billion from a net loss of $5.4 billion in 2009. The increase was driven by higher gains on asset sales and improved revenue marks, as well as improved credit.
     Revenues increased $6.1 billion, primarily due to the improvement of revenue marks in 2010. Aggregate marks were negative $2.6 billion in 2009 as compared to positive marks of $3.4 billion in 2010. 2010 revenues included positive marks of $2.0 billion related to subprime-related direct exposure, a positive $0.5 billion CVA/DVA related to monoline insurers, and $0.4 billion on private equity positions. These positive marks were partially offset by negative revenues of $0.5 billion on Alt-A mortgages and $0.4 billion on commercial real estate.
     Expenses decreased 37%, mainly driven by the absence of the U.S. government loss-sharing agreement exited in the fourth quarter of 2009, lower compensation, and lower transaction expenses.
     Provisions decreased 95% as credit conditions improved. The decline in credit costs was driven by a decrease in net credit losses of $3.4 billion and a higher release of loan loss reserves and unfunded lending commitments of $1.4 billion.
     Assets declined 41%, primarily driven by sales and amortization and prepayments. Asset sales of $39 billion for 2010 generated pretax gains of approximately $1.3 billion.

CORPORATE/OTHER

Corporate/Other includes global staff functions (including finance, risk, human resources, legal and compliance) and other corporate expense, global operations and technology, unallocated Corporate Treasury and Corporate items and discontinued operations. At December 31, 2011, this segment had approximately $286 billion of assets, or 15% of Citigroup’s total assets, consisting primarily of Citi’s liquidity portfolio.

In millions of dollars	2011	2010	2009
Net interest revenue	$25	$828	$(1,840)
Non-interest revenue	861	926	(8,715)
Revenues, net of interest expense	$886	$1,754	$(10,555)
Total operating expenses	$2,522	$1,616	$1,039
Provisions (releases) for loan losses and for benefits and claims	(1)	—	—
Income (loss) from continuing operations before taxes	$(1,635)	$138	$(11,594)
Provision (benefits) for income taxes	(764)	(36)	(4,225)
Income (loss) from continuing operations	$(871)	$174	$(7,369)
Income (loss) from discontinued operations, net of taxes	112	(68)	(445)
Net income (loss) before attribution of noncontrolling interests	$(759)	$106	$(7,814)
Net (loss) attributable to noncontrolling interests	(27)	(48)	(2)
Net income (loss)	$(732)	$154	$(7,812)
2011 vs. 2010
Net loss of $732 million reflected a decline of $886 million compared to Net income of $154 million in 2010. The decline was primarily due to the decrease in revenues coupled with the increase in expenses, as well as the absence of the net gain on the sale of Nikko Cordial Securities and the related benefit for income taxes recorded in discontinued operations in 2010. This was partially offset by the absence of the net loss on the sale of The Student Loan Corporation in 2010 and a net gain on the sale of the Egg Banking plc credit card business in 2011, each recorded in discontinued operations in the respective year.
     Revenues decreased $868 million, primarily driven by lower investment yields in Treasury and lower gains on sales of AFS securities, partially offset by gains on hedging activities and the gain on the sale of a portion of Citi’s holdings in the Housing Development Finance Corp. (HDFC) in the second quarter of 2011 (approximately $200 million pretax).
     Expenses increased $906 million, due to higher legal and related costs and continued investment spending, primarily in technology.

2010 vs. 2009
Net loss decreased $8.0 billion, primarily due to the increase in revenues and the absence of prior-year losses related to Nikko Cordial, partially offset by the increase in expenses and the net loss on the sale of The Student Loan Corporation.
     Revenues increased $12.3 billion, primarily due to the absence of the loss on debt extinguishment related to the repayment of TARP and the exit from the loss-sharing agreement with the U.S. government, each in the fourth quarter of 2009. Revenues also increased due to gains on sales of AFS securities, benefits from lower short-term interest rates and other improved Treasury results in 2010. These increases were partially offset by the absence of the pretax gain related to Citi’s public and private exchange offers in 2009.
     Expenses increased $577 million, primarily due to various legal and related expenses as well as other non-compensation expenses.

BALANCE SHEET REVIEW

The following sets forth a general discussion of the changes in certain of the more significant line items of Citi’s Consolidated Balance Sheet during 2011. For additional information on Citigroup’s deposits, short-term and long-term debt and secured financing transactions, see “Capital Resources and Liquidity—Funding and Liquidity” below.

	December 31,		Increase	%
In billions of dollars	2011	2010	(decrease)	Change
Assets
Cash and deposits with banks	$184	$190	$(6)	(3)%
Federal funds sold and securities borrowed or purchased under agreements to resell	276	247	29	12
Trading account assets	292	317	(25)	(8)
Investments	293	318	(25)	(8)
Loans, net of unearned income and allowance for loan losses	617	608	9	1
Other assets	212	234	(22)	(9)
Total assets	$1,874	$1,914	$(40)	(2)%
Liabilities
Deposits	$866	$845	$21	2%
Federal funds purchased and securities loaned or sold under agreements to repurchase	198	190	8	4
Trading account liabilities	126	129	(3)	(2)
Short-term borrowings and long-term debt	378	460	(82)	(18)
Other liabilities	126	124	2	2
Total liabilities	$1,694	$1,748	$(54)	(3)%
Total equity	$180	$166	$14	8%
Total liabilities and equity	$1,874	$1,914	$(40)	(2)%

ASSETS

Cash and Deposits with Banks
Cash and deposits with banks is comprised of both Cash and due from banks and Deposits with banks. Cash and due from banks includes (i) cash on hand at Citi’s domestic and overseas offices, and (ii) non-interest-bearing balances due from banks, including non-interest-bearing demand deposit accounts with correspondent banks, central banks (such as the Federal Reserve Bank), and other banks or depository institutions for normal operating purposes. Deposits with banks includes interest-bearing balances, demand deposits and time deposits held in or due from banks (including correspondent banks, central banks and other banks or depository institutions) maintained for, among other things, normal operating and regulatory reserve requirement purposes.
     During 2011, Cash and deposits with banks decreased $6 billion, or 3%, driven by a $7 billion, or 4%, decrease in Deposits with banks offset by a $1 billion, or 3%, increase in Cash and due from banks. These changes resulted from Citi’s normal operations during the year.

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell (Reverse Repos)
Federal funds sold consist of unsecured advances of excess balances in reserve accounts held at the Federal Reserve Banks to third parties. During 2010 and 2011, Citi’s federal funds sold were not significant. Reverse repos and securities borrowing transactions increased by $29 billion, or 12%, during 2011, compared to 2010. The majority of this increase was due to additional secured lending to clients.
     For further information regarding these Consolidated Balance Sheet categories, see Notes 1 and 12 to the Consolidated Financial Statements.

Trading Account Assets
Trading account assets includes debt and marketable equity securities, derivatives in a net receivable position, residual interests in securitizations and physical commodities inventory. In addition, certain assets that Citigroup has elected to carry at fair value, such as certain loans and purchase guarantees, are also included in Trading account assets.
     During 2011, Trading account assets decreased $25 billion, or 8%, primarily due to decreases in corporate bonds ($14 billion, or 28%), foreign government securities ($9 billion, or 10%), equity securities ($4 billion, or 11%) and U.S. Treasury and federal agency securities ($4 billion, or 18%), partially offset by a $12 billion, or 24%, increase in derivative assets. A significant portion of the decline in Citi’s Trading account assets occurred in the second half of 2011 as the economic uncertainty that largely began in the third quarter of 2011 continued into the fourth quarter. Citi reduced its rates trading in the G10, particularly in Europe, given the market environment in the region, and credit trading and securitized markets also declined due to reduced client volume and less market liquidity.
     Average Trading account assets were $270 billion in 2011, compared to $280 billion in 2010.
     For further information on Citi’s Trading account assets, see Notes 1 and 14 to the Consolidated Financial Statements.

Investments
Investments consists of debt and equity securities that are available-for-sale, debt securities that are held-to-maturity, non-marketable equity securities that are carried at fair value, and non-marketable equity securities carried at cost. Debt securities include bonds, notes and redeemable preferred stock, as well as certain mortgage-backed and asset-backed securities and other structured notes. Marketable and non-marketable equity securities carried at fair value include common and nonredeemable preferred stock. Non-marketable equity securities carried at cost primarily include equity shares issued by the Federal Reserve Bank and the Federal Home Loan Banks that Citigroup is required to hold.
     During 2011, Investments decreased by $25 billion, or 8%, primarily due to a $9 billion, or 3%, decrease in available-for-sale securities (predominantly U.S. Treasury and federal agency securities), and a $18 billion decrease in held-to-maturity securities (predominately mortgage-backed and Corporate securities) that included the $12.7 billion of assets in the Special Asset Pool that were reclassified and transferred to Trading account assets in the first quarter of 2011. The majority of the remaining decrease was largely due to a combined reduction in U.S. Treasury and federal agency securities and foreign government securities, which was partially offset by an increase in U.S. government agency mortgage-backed securities, as Citi began to modestly reallocate its portfolio into higher-yielding assets.
     For further information regarding Investments, see Notes 1 and 15 to the Consolidated Financial Statements.

Loans
Loans represent the largest asset category of Citi’s balance sheet. Citi’s total loans (as discussed throughout this section, net of unearned income) were $647 billion at December 31, 2011, compared to $649 billion at December 31, 2010. Excluding the impact of FX translation, loans increased 1% year over year. At year end 2011, Consumer and Corporate loans represented 65% and 35%, respectively, of Citi’s total loans.
     In Citicorp, loans have increased for six consecutive quarters as of December 31, 2011, and were up 23% to $465 billion at year end 2011, as compared to $379 billion at the second quarter of 2010. Citicorp Corporate loans increased 24% year over year, and Citicorp Consumer loans were up 7% year over year. Corporate loan growth was driven by Transaction Services (37% growth), particularly from increased trade finance lending in Asia, Latin America and Europe, as well as growth in the Securities and Banking

Corporate loan book (20% growth), with increased borrowing generally across all client segments and geographies. Consumer loan growth was driven by Regional Consumer Banking, as loans increased 7% year over year, led by Asia and Latin America. The growth in Regional Consumer Banking loans reflected the economic growth in these regions, as well as the result of Citi’s investment spending in these areas, which drove growth in both cards and retail loans. North America Consumer loans increased 6%, driven by retail loans as the cards market continued to adapt to the CARD Act and other regulatory changes. In contrast, Citi Holdings loans declined 25% year over year, due to the continued run-off and asset sales in the portfolio.
     During 2011, average loans of $644 billion yielded an average rate of 7.8%, compared to $686 billion and 8.0%, respectively, in the prior year.
     For further information on Citi’s loan portfolios, see generally “Managing Global Risk—Credit Risk” below and Notes 1 and 16 to the Consolidated Financial Statements.

Other Assets
Other assets consists of Brokerage receivables, Goodwill, Intangibles and Mortgage servicing rights in addition to Other assets (including, among other items, loans held-for-sale, deferred tax assets, equity-method investments, interest and fees receivable, premises and equipment, certain end-user derivatives in a net receivable position, repossessed assets and other receivables).
     During 2011, Other assets decreased $22 billion, or 9%, primarily due to a $3 billion decrease in Brokerage receivables, a $2 billion decrease in Mortgage servicing rights, a $1 billion decrease in Intangible assets, a $1 billion decrease in Goodwill and a $15 billion decrease in Other assets.
     For further information on Brokerage receivables, see Note 13 to the Consolidated Financial Statements. For further information regarding Goodwill and Intangible assets, see Note 18 to the Consolidated Financial Statements.

LIABILITIES

Deposits
Deposits represent customer funds that are payable on demand or upon maturity. For a discussion of Citi’s deposits, see “Capital Resources and Liquidity—Funding and Liquidity” below.

Federal Funds Purchased and Securities Loaned or Sold Under Agreements To Repurchase (Repos)
Federal funds purchased consist of unsecured advances of excess balances in reserve accounts held at the Federal Reserve Banks from third parties. During 2010 and 2011, Citi’s federal funds purchased were not significant.
     For further information on Citi’s secured financing transactions, including repos and securities lending transactions, see “Capital Resources and Liquidity—Funding and Liquidity” below. See also Notes 1 and 12 to the Consolidated Financial Statements for additional information on these balance sheet categories.

Trading Account Liabilities
Trading account liabilities includes securities sold, not yet purchased (short positions), and derivatives in a net payable position, as well as certain liabilities that Citigroup has elected to carry at fair value.
     During 2011, Trading account liabilities decreased by $3 billion, or 2%, primarily due to a $3 billion, or 6%, decrease in derivative liabilities. In 2011, average Trading account liabilities were $86 billion, compared to $80 billion in 2010.
     For further information on Citi’s Trading account liabilities, see Notes 1 and 14 to the Consolidated Financial Statements.

Debt
Debt is composed of both short-term and long-term borrowings. Long-term borrowings include senior notes, subordinated notes, trust preferred securities and securitizations. Short-term borrowings include commercial paper and borrowings from unaffiliated banks and other market participants. For further information on Citi’s long-term and short-term debt borrowings during 2011, see “Capital Resources and Liquidity—Funding and Liquidity” below and Notes 1 and 19 to the Consolidated Financial Statements.

Other Liabilities
Other liabilities consists of Brokerage payables and Other liabilities (including, among other items, accrued expenses and other payables, deferred tax liabilities, certain end-user derivatives in a net payable position, and reserves for legal claims, taxes, restructuring, unfunded lending commitments, and other matters).
     During 2011, Other liabilities increased $2 billion, or 2%, primarily due to a $5 billion increase in Brokerage payables, offset by a $4 billion decrease in Other liabilities.
     For further information regarding Brokerage payables, see Note 13 to the Consolidated Financial Statements.

SEGMENT BALANCE SHEET AT DECEMBER 31, 2011(1)

					Corporate/Other,
					Discontinued
					Operations
	Global	Institutional			and
	Consumer	Clients	Subtotal	Citi	Consolidating	Total Citigroup
In millions of dollars	Banking	Group	Citicorp	Holdings	Eliminations	Consolidated
Assets
Cash and due from banks	$9,020	$17,439	$26,459	$1,105	$1,137	$28,701
Deposits with banks	7,659	52,249	59,908	1,342	94,534	155,784
Federal funds sold and securities borrowed or purchased
under agreements to resell	3,269	269,295	272,564	3,285	—	275,849
Brokerage receivables	—	16,162	16,162	11,181	434	27,777
Trading account assets	13,224	265,577	278,801	12,933	—	291,734
Investments	27,740	95,601	123,341	30,202	139,870	293,413
Loans, net of unearned income
Consumer	246,545	—	246,545	177,186	—	423,731
Corporate	—	218,779	218,779	4,732	—	223,511
Loans, net of unearned income	$246,545	$218,779	$465,324	$181,918	$—	$647,242
Allowance for loan losses	(10,040)	(2,615)	(12,655)	(17,460)	—	(30,115)
Total loans, net	$236,505	$216,164	$452,669	$164,458	$—	$617,127
Goodwill	10,236	10,737	20,973	4,440	—	25,413
Intangible assets (other than MSRs)	1,915	897	2,812	3,788	—	6,600
Mortgage servicing rights (MSRs)	1,389	88	1,477	1,092	—	2,569
Other assets	29,393	34,282	63,675	35,392	49,844	148,911
Total assets	$340,350	$978,491	$1,318,841	$269,218	$285,819	$1,873,878
Liabilities and equity
Total deposits	$312,847	$483,557	$796,404	$64,391	$5,141	$865,936
Federal funds purchased and securities loaned or sold
under agreements to repurchase	6,238	192,134	198,372	1	—	198,373
Brokerage payables	—	55,885	55,885	7	804	56,696
Trading account liabilities	50	124,684	124,734	1,348	—	126,082
Short-term borrowings	213	42,121	42,334	402	11,705	54,441
Long-term debt	3,077	63,779	66,856	9,884	246,765	323,505
Other liabilities	15,577	25,034	40,611	11,911	16,750	69,272
Net inter-segment funding (lending)	2,348	(8,703)	(6,355)	181,274	(174,919)	—
Total Citigroup stockholders’ equity	—	—	—	—	177,806	177,806
Noncontrolling interest	—	—	—	—	1,767	1,767
Total equity	$—	$—	$—	$—	$179,573	$179,573
Total liabilities and equity	$340,350	$978,491	$1,318,841	$269,218	$285,819	$1,873,878

(1)	The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of December 31, 2011. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors’ understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationship of the asset and liability dynamics of the balance sheet components among Citi’s business segments.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview
Citi generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock, perpetual preferred stock and equity issued through awards under employee benefit plans, among other issuances. Citi has also augmented its regulatory capital through the issuance of subordinated debt underlying trust preferred securities, although the treatment of such instruments as regulatory capital will be phased out under Basel III and The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (see “Regulatory Capital Standards” and “Risk Factors—Regulatory Risks” below). Further, the impact of future events on Citi’s business results, such as corporate and asset dispositions, as well as changes in regulatory and accounting standards, may also affect Citi’s capital levels.
     Capital is used primarily to support assets in Citi’s businesses and to absorb market, credit or operational losses. Capital may be used for other purposes, such as to pay dividends or repurchase common stock. However, Citi’s ability to pay regular quarterly cash dividends of more than $0.01 per share, or to redeem or repurchase equity securities or trust preferred securities, is currently restricted (which restriction may be waived) due to Citi’s agreements with certain U.S. government entities, generally for so long as the U.S. government continues to hold any Citi trust preferred securities acquired in connection with the exchange offers consummated in 2009. (See “Risk Factors—Business Risks” below.)
     Citigroup’s capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with Citi’s risk profile and all applicable regulatory standards and guidelines, as well as external rating agency considerations. Senior management is responsible for the capital and liquidity management process mainly through Citigroup’s Finance and Asset and Liability Committee (FinALCO), with oversight from the Risk Management and Finance Committee of Citigroup’s Board of Directors. Among other things, FinALCO’s responsibilities include: determining the financial structure of Citigroup and its principal subsidiaries; ensuring that Citigroup and its regulated entities are adequately capitalized in consultation with its regulators; determining appropriate asset levels and return hurdles for Citigroup and individual businesses; reviewing the funding and capital markets plan for Citigroup; and setting and monitoring corporate and bank liquidity levels and the impact of currency translation on non-U.S. capital. Asset and liability committees are also established globally and for each region, country and/or major line of business.

Capital Ratios
Citigroup is subject to the risk-based capital guidelines issued by the Federal Reserve Board. Historically, capital adequacy has been measured, in part, based on two risk-based capital ratios, the Tier 1 Capital and Total Capital (Tier 1 Capital + Tier 2 Capital) ratios. Tier 1 Capital consists of the sum of “core capital elements,” such as qualifying common stockholders’ equity, as adjusted, qualifying noncontrolling interests, and qualifying trust preferred securities, principally reduced by goodwill, other disallowed intangible assets, and disallowed deferred tax assets. Total Capital also includes “supplementary” Tier 2 Capital elements, such as qualifying subordinated debt and a limited portion of the allowance for credit losses. Both measures of capital adequacy are stated as a percentage of risk-weighted assets.
     In 2009, the U.S. banking regulators developed a new measure of capital termed “Tier 1 Common,” which is defined as Tier 1 Capital less non-common elements, including qualifying perpetual preferred stock, qualifying noncontrolling interests, and qualifying trust preferred securities. For more detail on all of these capital metrics, see “Components of Capital Under Regulatory Guidelines” below.
     Citigroup’s risk-weighted assets are principally derived from application of the risk-based capital guidelines related to the measurement of credit risk. Pursuant to these guidelines, on-balance-sheet assets and the credit equivalent amount of certain off-balance-sheet exposures (such as financial guarantees, unfunded lending commitments, letters of credit and derivatives) are assigned to one of several prescribed risk-weight categories based upon the perceived credit risk associated with the obligor or, if relevant, the guarantor, the nature of the collateral, or external credit ratings. Risk-weighted assets also incorporate a measure for market risk on covered trading account positions and all foreign exchange and commodity positions whether or not carried in the trading account. Excluded from risk-weighted assets are any assets, such as goodwill and deferred tax assets, to the extent required to be deducted from regulatory capital. See “Components of Capital Under Regulatory Guidelines” below.
     Citigroup is also subject to a Leverage ratio requirement, a non-risk-based measure of capital adequacy, which is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets.
     To be “well capitalized” under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. In addition, the Federal Reserve Board expects bank holding companies to maintain a minimum Leverage ratio of 3% or 4%, depending on factors specified in its regulations. The following table sets forth Citigroup’s regulatory capital ratios as of December 31, 2011 and December 31, 2010:

Citigroup Regulatory Capital Ratios

At year end	2011	2010
Tier 1 Common	11.80%	10.75%
Tier 1 Capital	13.55	12.91
Total Capital (Tier 1 Capital + Tier 2 Capital)	16.99	16.59
Leverage	7.19	6.60

     As indicated in the table above, Citigroup was “well capitalized” under the current federal bank regulatory agency definitions as of December 31, 2011 and December 31, 2010.

Components of Capital Under Regulatory Guidelines

In millions of dollars at year end	2011	2010
Tier 1 Common Capital
Citigroup common stockholders’ equity	$177,494	$163,156
Less: Net unrealized losses on securities available-for-sale, net of tax (1)	(35)	(2,395)
Less: Accumulated net losses on cash flow hedges, net of tax	(2,820)	(2,650)
Less: Pension liability adjustment, net of tax (2)	(4,282)	(4,105)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in
own creditworthiness, net of tax (3)	1,265	164
Less: Disallowed deferred tax assets (4)	37,980	34,946
Less: Intangible assets:
Goodwill	25,413	26,152
Other disallowed intangible assets	4,550	5,211
Other	(569)	(698)
Total Tier 1 Common Capital	$114,854	$105,135
Tier 1 Capital
Qualifying perpetual preferred stock	$312	$312
Qualifying mandatorily redeemable securities of subsidiary trusts	15,929	18,003
Qualifying noncontrolling interests	779	868
Other	—	1,875
Total Tier 1 Capital	$131,874	$126,193
Tier 2 Capital
Allowance for credit losses (5)	$12,423	$12,627
Qualifying subordinated debt (6)	20,429	22,423
Net unrealized pretax gains on available-for-sale equity securities (1)	658	976
Total Tier 2 Capital	$33,510	$36,026
Total Capital (Tier 1 Capital + Tier 2 Capital)	$165,384	$162,219
Risk-weighted assets (RWA) (7)	$973,369	$977,629

(1)	Tier 1 Capital excludes net unrealized gains (losses) on available-for-sale debt securities and net unrealized gains on available-for-sale equity securities with readily determinable fair values, in accordance with risk-based capital guidelines. In arriving at Tier 1 Capital, banking organizations are required to deduct net unrealized losses on available-for-sale equity securities with readily determinable fair values, net of tax. Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.
(2)	The Federal Reserve Board granted interim capital relief for the impact of ASC 715-20, Compensation—Retirement Benefits—Defined Benefits Plans (formerly SFAS 158).
(3)	The impact of changes in Citigroup’s own creditworthiness in valuing financial liabilities for which the fair value option has been elected is excluded from Tier 1 Capital, in accordance with risk-based capital guidelines.
(4)	Of Citi’s approximately $52 billion of net deferred tax assets at December 31, 2011, approximately $11 billion of such assets were includable without limitation in regulatory capital pursuant to risk-based capital guidelines, while approximately $38 billion of such assets exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 Capital. Citigroup’s approximately $3 billion of other net deferred tax assets primarily represented effects of the pension liability adjustment, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.
(5)	Includable up to 1.25% of risk-weighted assets. Any excess allowance for credit losses is deducted in arriving at risk-weighted assets.
(6)	Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.
(7)	Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $67.0 billion for interest rate, commodity and equity derivative contracts, foreign exchange contracts, and credit derivatives as of December 31, 2011, compared with $62.1 billion as of December 31, 2010. Market risk equivalent assets included in risk-weighted assets amounted to $46.8 billion at December 31, 2011 and $51.4 billion at December 31, 2010. Risk-weighted assets also include the effect of certain other off-balance-sheet exposures, such as unused lending commitments and letters of credit, and reflect deductions such as certain intangible assets and any excess allowance for credit losses.

Common Stockholders’ Equity
Citigroup’s common stockholders’ equity increased during 2011 by $14.3 billion to $177.5 billion, and represented 9% of total assets as of December 31, 2011. The table below summarizes the change in Citigroup’s common stockholders’ equity during 2011:

In billions of dollars
Common stockholders’ equity, December 31, 2010	$163.2
Citigroup’s net income	11.1
Employee benefit plans and other activities (1)	0.9
Conversion of ADIA Upper DECs equity units purchase
contracts to common stock	3.8
Net change in accumulated other comprehensive income (loss), net of tax	(1.5)
Common stockholders’ equity, December 31, 2011	$177.5

(1)	As of December 31, 2011, $6.7 billion of common stock repurchases remained under Citi’s authorized repurchase programs. No material repurchases were made in 2011.

Tangible Common Equity and Tangible Book Value
Per Share
Tangible common equity (TCE), as defined by Citigroup, represents common equity less goodwill, intangible assets (other than mortgage servicing rights (MSRs)), and related net deferred tax assets. Other companies may calculate TCE in a manner different from that of Citigroup. Citi’s TCE was $145.4 billion at December 31, 2011 and $129.4 billion at December 31, 2010.
     The TCE ratio (TCE divided by risk-weighted assets) was 14.9% at December 31, 2011 and 13.2% at December 31, 2010.
     TCE and tangible book value per share, as well as related ratios, are capital adequacy metrics used and relied upon by investors and industry analysts; however, they are non-GAAP financial measures for SEC purposes. A reconciliation of Citigroup’s total stockholders’ equity to TCE, and book value per share to tangible book value per share, as of December 31, 2011 and December 31, 2010, follows:

In millions of dollars or shares at year end, except ratios and per-share data	2011	2010
Total Citigroup stockholders’ equity	$177,806	$163,468
Less:
Preferred stock	312	312
Common equity	$177,494	$163,156
Less:
Goodwill	25,413	26,152
Intangible assets (other than MSRs)	6,600	7,504
Related net deferred tax assets	44	56
Tangible common equity (TCE)	$145,437	$129,444
Tangible assets
GAAP assets	$1,873,878	$1,913,902
Less:
Goodwill	25,413	26,152
Intangible assets (other than MSRs)	6,600	7,504
Related deferred tax assets	322	359
Tangible assets (TA)	$1,841,543	$1,879,887
Risk-weighted assets (RWA)	$973,369	$977,629
TCE/TA ratio	7.90%	6.89%
TCE/RWA ratio	14.94%	13.24%
Common shares outstanding (CSO)	2,923.9	2,905.8
Book value per share
(common equity/CSO)	$60.70	$56.15
Tangible book value per share (TCE/CSO)	$49.74	$44.55

Capital Resources of Citigroup’s U.S. Depository
Institutions
Citigroup’s U.S. subsidiary depository institutions are also subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the guidelines of the Federal Reserve Board.
     The following table sets forth the capital tiers and capital ratios of Citibank, N.A., Citi’s primary U.S. subsidiary depository institution, as of December 31, 2011 and December 31, 2010:

Citibank, N.A. Capital Tiers and Capital Ratios Under
Regulatory Guidelines(1)

In billions of dollars at year end, except ratios	2011	2010
Tier 1 Common Capital	$121.3	$123.6
Tier 1 Capital	121.9	124.2
Total Capital (Tier 1 Capital + Tier 2 Capital)	134.3	138.4
Tier 1 Common ratio	14.63%	15.33%
Tier 1 Capital ratio	14.70	15.42
Total Capital ratio	16.20	17.18
Leverage ratio	9.66	9.32

(1)	Effective July 1, 2011, Citibank (South Dakota) N.A. merged into Citibank, N.A. The amount of Tier 1 Common Capital, Tier 1 Capital and Total Capital, and the resultant capital ratios, at December 31, 2010 have been restated to reflect this merger. The 2011 Capital Ratios above also reflect the impact of dividends paid by Citibank, N.A. to Citigroup during 2011.

Impact of Changes on Capital Ratios
The following table presents the estimated sensitivity of Citigroup’s and Citibank, N.A.’s capital ratios to changes of $100 million in Tier 1 Common Capital, Tier 1 Capital or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator), based on financial information as of December 31, 2011. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank, N.A.’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Leverage ratio
Impact of $1
		Impact of $1		Impact of $1		Impact of $1		billion change
	Impact of $100	billion change in	Impact of $100	billion change in	Impact of $100	billion change in	Impact of $100	in adjusted
	million change in	risk-weighted	million change	risk-weighted	million change	risk-weighted	million change	average total
	Tier 1 Common Capital	assets	in Tier 1 Capital	assets	in Total Capital	assets	in Tier 1 Capital	assets
Citigroup	1.0 bps	1.2 bps	1.0 bps	1.4 bps	1.0 bps	1.8 bps	0.6 bps	0.4 bps
Citibank, N.A.	1.2 bps	1.8 bps	1.2 bps	1.8 bps	1.2 bps	2.0 bps	0.8 bps	0.8 bps

Broker-Dealer Subsidiaries
At December 31, 2011, Citigroup Global Markets Inc., a broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $7.8 billion, which exceeded the minimum requirement by $7.0 billion.
     In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s broker-dealer subsidiaries were in compliance with their capital requirements at December 31, 2011.

Regulatory Capital Standards
The prospective regulatory capital standards for financial institutions, both in the U.S. and internationally, continue to be subject to ongoing debate, extensive rulemaking activity and substantial uncertainty. See “Risk Factors—Regulatory Risks” below.
     Basel II and II.5. In November 2005, the Basel Committee on Banking Supervision (Basel Committee) published a new set of risk-based capital standards (Basel II) that permits banking organizations to leverage internal risk models used to measure credit and operational risks to derive risk-weighted assets. In November 2007, the U.S. banking agencies adopted these standards for large, internationally active U.S. banking organizations, including Citi. As adopted, the standards require Citi to comply with the most advanced Basel II approaches for calculating risk-weighted assets for credit and operational risks. The U.S. Basel II implementation timetable originally consisted of a parallel calculation period under the current regulatory capital regime (Basel I), followed by a three-year transitional “floor” period, during which Basel II risk-based capital requirements could not fall below certain floors based on application of the Basel I rules. Citi began parallel Basel I and Basel II reporting to the U.S. banking agencies on April 1, 2010.
     In June 2011, the U.S. banking agencies adopted final regulations to implement the “capital floor” provision of the so-called “Collins Amendment” of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). These regulations eliminated the three-year transitional floor period in favor of a permanent floor based on the generally applicable risk-based capital rules (currently Basel I). Pursuant to these regulations, a banking organization that has formally implemented Basel II must calculate its risk-based capital requirements under both Basel I and Basel II, compare the two results, and then use the lower of the resulting capital ratios for purposes of determining compliance with its minimum Tier 1 Capital and Total Capital requirements. As of December 31, 2011 neither Citi nor any other U.S. banking organization had received approval from the U.S. banking agencies to formally implement Basel II. Accordingly, the timing of Citi’s Basel II implementation remains subject to uncertainty.
     Apart from the Basel II rules regarding credit and operational risks, in June 2010, the Basel Committee agreed on certain revisions to the market risk capital framework (Basel II.5) that would also result in additional capital requirements. In January 2011, the U.S. banking agencies issued a proposal to amend the market risk capital rules to implement certain revisions approved by the Basel Committee. However, the U.S. banking agencies’ proposal excluded the methodologies adopted by the Basel Committee for calculating capital requirements on certain debt and securitization positions covered by the market risk capital rules, as such methodologies include reliance on external credit ratings, which is prohibited by the Dodd-Frank Act (see below).

Basel III and Global Systemically Important Banks (G-SIBs)
Basel III. As an outgrowth of the financial crisis, in December 2010, the Basel Committee issued final rules to strengthen existing capital requirements (Basel III). The U.S. banking agencies are required to finalize, by December 2012, the rules to be applied by U.S. banking organizations commencing on January 1, 2013. While expected to be substantially the same as those of the Basel Committee as described below, as of December 31, 2011, the U.S. banking agencies had yet to issue the proposed U.S. version of the Basel III rules.
     Under Basel III, when fully phased in on January 1, 2019, Citi would be required to maintain minimum risk-based capital ratios (exclusive of a G-SIB capital surcharge) as follows:

	Tier 1 Common	Tier 1 Capital	Total Capital
Stated minimum ratio	4.5%	6.0%	8.0%
Plus: Capital conservation
buffer requirement	2.5	2.5	2.5
Effective minimum ratio
(without G-SIB surcharge)	7.0%	8.5%	10.5%

     While banking organizations would be permitted to draw on the 2.5% capital conservation buffer to absorb losses during periods of financial or economic stress, restrictions on earnings distributions (e.g., dividends, equity repurchases, and discretionary compensation) would result, with the degree of such restrictions greater based upon the extent to which the buffer is utilized. Moreover, subject to national discretion by the respective bank supervisory or regulatory authorities (i.e., for Citi, the U.S. banking agencies), a countercyclical capital buffer ranging from 0% to 2.5%, consisting of only Tier 1 Common Capital, could also be imposed on banking organizations when it is deemed that excess aggregate credit growth is resulting in a build-up of systemic risk in a given country. This countercyclical capital buffer, when in effect, would serve as an additional buffer supplementing the capital conservation buffer.
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
     Further, under Basel III, certain capital instruments will no longer qualify as non-common components of Tier 1 Capital (e.g., trust preferred securities and cumulative perpetual preferred stock) or Tier 2 Capital. These instruments will be subject to a 10% per year phase-out over 10 years beginning on January 1, 2013, except for certain limited grandfathering. This phase-out period will be substantially shorter in the U.S. as a result of the Collins Amendment of the Dodd-Frank Act, which will generally require a phase-out of these securities over a three-year period also beginning on January 1, 2013. In addition, the Basel Committee has subsequently issued supplementary minimum requirements to those contained in Basel III, which must be met or exceeded in order to ensure that qualifying non-common Tier 1 or Tier 2 Capital instruments fully absorb losses at the point of a banking organization’s non-viability before taxpayers are exposed to loss. These requirements must be reflected within the terms of the capital instruments unless, subject to certain conditions, they are implemented through the governing jurisdiction’s legal framework.
     Although Citi, like other U.S. banking organizations, is currently subject to a supplementary, non-risk-based measure of leverage for capital adequacy purposes (see “Capital Ratios” above), Basel III establishes a more constrained Leverage ratio requirement. Initially, during a four-year parallel run test period beginning on January 1, 2013, Citi, like other U.S. banking organizations, will be required to maintain a minimum 3% Tier 1 Capital Leverage ratio. Disclosure of such ratio, and its components, will start on January 1, 2015. Depending upon the results of the parallel run test period, there could be subsequent adjustments to the definition and calibration of the Leverage ratio, which is to be finalized in 2017 and become a formal requirement by January 1, 2018.
     Global Systemically Important Banks (G-SIBs). In November 2011, the Basel Committee finalized rules which set forth measures for G-SIBs, including the methodology for assessing global systemic importance, the related additional loss absorbency capital requirements (surcharges), and the phase-in period regarding such requirements.
     Under the final rules, the methodology for assessing G-SIBs is to be based primarily on quantitative measurement indicators comprising five equally weighted broad categories: size, cross-jurisdictional activity, interconnectedness, substitutability/financial institution infrastructure, and complexity. G-SIBs will be subject to a progressive minimum additional Tier 1 Common Capital surcharge (over and above the Basel III minimum capital ratio requirements) ranging initially across four buckets from 1% to 2.5% of risk-weighted assets, depending upon the systemic importance of each individual banking organization. Further, a potential minimum additional 1% Tier 1 Common Capital requirement could also be imposed in the future on the largest G-SIBs that are deemed to have increased their global systemic importance (resulting in a total minimum additional Tier 1 Common Capital surcharge of 3.5%). Citi expects to be a G-SIB under the Basel Committee’s rules, although the extent of its initial additional capital surcharge remains uncertain.
     The minimum additional Tier 1 Common Capital surcharge for G-SIBs will be phased-in, as an extension of and in parallel with the Basel III capital conservation buffer and any countercyclical capital buffer, commencing on January 1, 2016 and becoming fully effective on January 1, 2019.
     Accordingly, based on Citi’s current understanding, under Basel III, on a fully phased-in basis, the effective minimum Tier 1 Common ratio requirement for those banking organizations initially deemed to be the most global systemically important, which will likely include Citi, will be at least 9.5% (consisting of the aggregate of the 4.5% stated minimum Tier 1 Common ratio requirement, the 2.5% capital conservation buffer, and the maximum 2.5% G-SIB capital surcharge). However, as referenced above, these capital surcharge measures have not yet been proposed by the U.S. banking agencies, although they have indicated they intend to adopt implementing rules in 2014.

Dodd-Frank Act
In addition to the Collins Amendment, the Dodd-Frank Act contains other significant regulatory capital-related provisions that have not yet been fully implemented by the U.S. banking agencies.
     Alternative Creditworthiness Standards. In December 2011, the U.S banking agencies proposed to further amend and supplement the market risk capital rules beyond the January 2011 proposed modifications discussed above. The December 2011 proposals are intended to implement the provisions of the Dodd-Frank Act requiring that all federal agencies remove references to, and reliance on, credit ratings in their regulations, and replace these references with appropriate alternative standards for evaluating creditworthiness. Under the December 2011 proposal, the U.S. banking agencies set forth alternative methodologies to external credit ratings which are to be used to assess capital requirements on certain debt as well as securitization positions subject to the market risk capital rules. The U.S. banking agencies have also indicated they intend to propose similar revisions to the Basel I and Basel II rules to eliminate the use of external credit ratings to determine the risk weights applicable to securitization and certain corporate exposures under these regulations.
     Enhanced Prudential Regulatory Capital Requirements. As mandated by the Dodd-Frank Act, in January 2012, the Federal Reserve Board issued a proposal designed to strengthen regulation and supervision of those financial institutions deemed to be systemically important and posing risk to market-wide financial stability, which would include Citi. The proposal incorporates a wide range of enhanced prudential standards, including those related to risk-based capital requirements and leverage limits.
     The Federal Reserve Board has already implemented the first phase of the proposal’s enhanced capital requirements through the adoption of its capital plan rule in December 2011. As a result, Citi, like other covered bank holding companies, is required to develop annual capital plans, conduct stress tests, and maintain adequate capital, including a Tier 1 Common ratio in excess of 5% (under both expected and stressed conditions) in order to engage in capital distributions such as dividends or share repurchases (see “Risk Factors—Business Risks” below). The second phase of the enhanced capital requirements, as set forth in the January 2012 proposal, would involve a subsequent Federal Reserve Board proposal regarding the establishment of a quantitative risk-based capital surcharge for covered financial institutions or a subset thereof, to be consistent with the provisions of the Basel Committee’s final G-SIB surcharge rules.

FUNDING AND LIQUIDITY

Overview
Citi’s funding and liquidity objectives generally are to maintain liquidity to fund its existing asset base as well as grow its core businesses in Citicorp, while at the same time maintain sufficient excess liquidity, structured appropriately, so that it can operate under a wide variety of market conditions, including market disruptions for both short- and long-term periods. Citigroup’s primary liquidity objectives are established by entity, and in aggregate, across three major categories:

(i)	the non-bank, which is largely composed of the parent holding company (Citigroup) and Citi’s broker-dealer subsidiaries (collectively referred to in this section as “non-bank”);
(ii)	Citi’s significant bank entities, such as Citibank, N.A.; and
(iii)	other entities.

     At an aggregate level, Citigroup’s goal is to ensure that there is sufficient funding in amount and tenor to ensure that aggregate liquidity resources are available for these entities. The liquidity framework requires that entities be self-sufficient or net providers of liquidity, including in conditions established under their designated stress tests, and have excess cash capital.
     Citi’s primary sources of funding include (i) deposits via Citi’s bank subsidiaries, which continue to be Citi’s most stable and lowest cost source of long-term funding, (ii) long-term debt (including long-term collateralized financings) issued at the non-bank level and certain bank subsidiaries, and (iii) stockholders’ equity. These sources are supplemented by short-term borrowings, primarily in the form of secured financing transactions (securities loaned or sold under agreements to repurchase, or repos), and commercial paper at the non-bank level.
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

Aggregate Liquidity Resources

	Non-bank		(1)	Significant bank entities		Other entities		(2)	Total
	Dec. 31,	Dec. 31,		Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,		Dec. 31,	Dec. 31,
In billions of dollars	2011	2010		2011	2010	2011	2010		2011	2010
Cash at major central banks	$29.1	$22.7		$70.7	$77.4	$27.6	$32.5		$127.4	$132.6
Unencumbered liquid securities	69.3	71.8		129.5	145.3	79.3	77.1		278.1	294.2
Total	$98.4	$94.5		$200.2	$222.7	$106.9	$109.6		$405.5	$426.8

(1)	Non-bank includes the parent holding company (Citigroup), Citigroup Funding Inc. (CFI) and one of Citi’s broker-dealer entities, Citigroup Global Markets Holdings Inc. (CGMHI).
(2)	Other entities include Banamex and other bank entities.

     As set forth in the table above, Citigroup’s aggregate liquidity resources totaled $405.5 billion at December 31, 2011, compared with $426.8 billion at December 31, 2010. These amounts are as of period-end and may increase or decrease intra-period in the ordinary course of business. During the quarter ended December 31, 2011, the intra-quarter amounts did not fluctuate materially from the quarter-end amounts noted above.
     At December 31, 2011, Citigroup’s non-bank aggregate liquidity resources totaled $98.4 billion, compared with $94.5 billion at December 31, 2010. This amount included unencumbered liquid securities and cash held in Citi’s U.S. and non-U.S. broker-dealer entities.
     Citigroup’s significant bank entities had approximately $200.2 billion of aggregate liquidity resources as of December 31, 2011. This amount included $70.7 billion of cash on deposit with major central banks (including the U.S. Federal Reserve Bank, European Central Bank, Bank of England, Swiss National Bank, Bank of Japan, the Monetary Authority of Singapore and the Hong Kong Monetary Authority), compared with $77.4 billion at

December 31, 2010. The significant bank entities’ liquidity resources also included unencumbered highly liquid government and government-backed securities. These securities are available-for-sale or secured funding through private markets or by pledging to the major central banks. The liquidity value of these liquid securities was $129.5 billion at December 31, 2011, compared with $145.3 billion at December 31, 2010. As shown in the table above, overall, liquidity at Citi’s significant bank entities was down at December 31, 2011, as compared to December 31, 2010, as Citi deployed some of its excess bank liquidity into loan growth within Citicorp (see “Balance Sheet Review” above) and paid down long-term bank debt.
     Citi estimates that its other entities and subsidiaries held approximately $106.9 billion in aggregate liquidity resources as of December 31, 2011. This included $27.6 billion of cash on deposit with major central banks and $79.3 billion of unencumbered liquid securities. Including these amounts, Citi’s aggregate liquidity resources as of December 31, 2011 were approximately $405.5 billion.

     Further, Citi’s summary of aggregate liquidity resources above does not include additional potential liquidity in the form of Citigroup’s borrowing capacity at the U.S. Federal Reserve Bank discount window and from the various Federal Home Loan Banks (FHLB), which is maintained by pledged collateral to all such banks. Citi also maintains additional liquidity available in the form of diversified high grade non-government securities.
     In general, Citigroup can freely fund legal entities within its bank vehicles. In addition, Citigroup’s bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of December 31, 2011, the amount available for lending to these non-bank entities under Section 23A was approximately $20.4 billion, provided the funds are collateralized appropriately.

Deposits
Citi continued to focus on maintaining a geographically diverse retail and corporate deposits base that stood at $866 billion at December 31, 2011, as compared with $845 billion at December 31, 2010. The $21 billion increase in deposits year-over-year was largely due to higher deposit volumes in Global Consumer Banking and Transaction Services. These increases were partially offset by a decrease in deposits in Citi Holdings year-over-year, while deposits in Securities and Banking were relatively flat. Compared to the prior quarter, deposits increased in Global Consumer Banking, Securities and Banking and Transaction Services. Citi grew deposits year-over-year in all regions as customers continued a “flight to quality” given the market environment, including increases in Europe and North America in the fourth quarter of 2011. As of December 31, 2011, approximately 60% of Citi’s deposits were located outside of the United States.
     Deposits can be interest-bearing or non-interest-bearing. Citi had $866 billion of deposits at December 31, 2011; of those, $177 billion were non-interest-bearing, compared to $133 billion at December 31, 2010. The remainder, or $689 billion, was interest-bearing, compared to $712 billion at December 31, 2010.
     While Citi’s deposits have grown year over year, Citi’s overall cost of funds on deposits decreased, reflecting the low rate environment as well as Citi’s ability to lower price points that widens its margins given the high levels of customer liquidity while still remaining competitive. Citi’s average rate on total deposits was 0.96% at December 31, 2011, compared with 0.99% at December 31, 2010. Excluding the impact of the higher FDIC assessment effective beginning in the second quarter of 2011 and deposit insurance, the average rate on Citi’s total deposits was 0.80% at December 31, 2011, compared with 0.86% at December 31, 2010. As interest rates rise, however, Citi expects to see pressure on these rates.

     In addition, the composition of Citi’s deposits shifted significantly year-over-year. Specifically, time deposits, where rates are fixed for the term of the deposit and have generally lower margins, became a smaller proportion of the deposit base, whereas operating accounts became a larger proportion of deposits. As defined by Citigroup, operating accounts consist of accounts such as checking and savings accounts for individuals, as well as cash management accounts for corporations, and, in Citi’s experience, provide wider margins and exhibit retentive behavior. During 2011, operating account deposits grew across most of Citi’s deposit-taking businesses, including retail, the private bank and Transaction Services. Operating accounts represented 75% of Citicorp’s deposit base as of December 31, 2011, compared to 70% as of December 31, 2010 and 63% at December 31, 2009.

Long-Term Debt
Long-term debt (generally defined as original maturities of one year or more) is an important funding source, primarily for the non-bank entities, because of its multi-year maturity structure. The weighted average maturities of structural long-term debt (as defined in note 1 to the long-term debt issuances and maturities table below), issued by Citigroup, CFI, CGMHI and Citibank, N.A., excluding trust preferred securities, was approximately 7.1 years at December 31, 2011, compared to approximately 6.2 years as of December 31, 2010. At December 31, 2011 and December 31, 2010, overall long-term debt outstanding for Citigroup was as follows:

In billions of dollars	Dec. 31, 2011	Dec. 31, 2010
Non-bank	$247.0	$268.0
Bank (1)	76.5	113.2
Total (2)(3)	$323.5	$381.2

(1)	Collateralized advances from the FHLB were approximately $11.0 billion and $18.2 billion, respectively, at December 31, 2011 and December 31, 2010. These advances are reflected in the table above.
(2)	Includes long-term debt related to consolidated variable interest entities (VIEs) of approximately $50.5 billion and $69.7 billion, respectively, at December 31, 2011 and December 31, 2010. The majority of these VIEs relate to the Citibank Credit Card Master Trust and the Citibank OMNI Master Trust.
(3)	Of this amount, approximately $38.0 billion maturing in 2012 is guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP).

     As set forth in the table above, Citi’s overall long-term debt has decreased by approximately $58 billion year-over-year. In the non-bank, the year-over-year decrease was primarily due to TLGP run-off. In the bank entities, the decrease also included TLGP run-off, FHLB reductions, and the maturing of credit card securitization debt, particularly as Citi has grown its overall deposit base. Citi currently expects a continued decline in its overall long-term debt over 2012, particularly within its bank entities. Given its liquidity resources as of December 31, 2011, Citi may consider opportunities to repurchase its long-term debt, pursuant to open market purchases, tender offers or other means.

The table below details the long-term debt issuances and maturities of Citigroup during the past three years:

	2011			2010		2009
In billions of dollars	Maturities	Issuances		Maturities	Issuances	Maturities	Issuances
Long-term debt (1)(2)	$50.6	$15.1		$43.0	$18.9	$64.0	$110.4
Local country level, FHLB and other	22.4	15.2	(3)	18.7	10.2	59.0	8.9
Secured debt and securitizations	16.1	0.7		14.2	4.7	0.9	17.0
Total	$89.1	$31.0		$75.9	$33.8	$123.9	$136.3

(1)	Long-term debt issuances for all periods in the table above reflect Citi’s structural long-term debt issuances. Structural long-term debt is a non-GAAP measure. Citi defines structural long-term debt as its long-term debt (original maturities of one year or more), excluding certain structured notes, such as equity-linked and credit-linked notes, with early redemption features effective within one year. Citigroup believes that the structural long-term debt measure provides useful information to its investors as it excludes long-term debt that could in fact be redeemed by the holders thereof within one year. Long-term debt maturities for all periods reflect the total amount of senior and subordinated long-term debt and trust preferred securities.
(2)	During 2011 and 2010, Citi issued a total of $7.5 billion of senior debt pursuant to the remarketing of the trust preferred securities held by ADIA.
(3)	Includes $0.5 billion of long-term FHLB issuance in the first quarter of 2011 and $5.5 billion in the second quarter of 2011.

The table below shows Citi’s aggregate expected annual long-term debt maturities as of December 31, 2011:

	Expected Long-Term Debt Maturities as of December 31, 2011
In billions of dollars	2012	2013	2014	2015	2016	Thereafter	Total
Senior/subordinated debt	$60.6	$28.7	$25.9	$16.7	$12.2	$82.8	$226.9
Trust preferred securities	0.0	0.0	0.0	0.0	0.0	16.1	16.1
Securitized debt and securitizations	17.5	7.3	7.6	5.3	2.8	9.6	50.1
Local country and FHLB borrowings	5.8	10.3	4.5	1.6	4.9	3.3	30.4
Total long-term debt	$83.9	$46.3	$38.0	$23.6	$19.9	$111.8	$323.5

     As set forth in the table above, Citi currently estimates its long-term debt maturing during 2012 to be $60.6 billion (which excludes maturities relating to local country, securitizations and FHLB), of which $38.0 billion is TLGP that Citi does not expect to refinance. Given the current status of its liquidity resources and continued asset reductions in Citi Holdings, Citi currently expects to refinance approximately $15 billion to $20 billion of long-term debt during 2012. However, Citi continually reviews its funding and liquidity needs and may adjust its expected issuances due to market conditions, including the continued uncertainty resulting from certain European market concerns, among other factors.

Secured Financing Transactions and Short-Term Borrowings
As referenced above, Citi supplements its primary sources of funding with short-term borrowings (generally defined as original maturities of less than one year). Short-term borrowings generally include (i) secured financing (securities loaned or sold under agreements to repurchase, or repos) and (ii) short-term borrowings consisting of commercial paper and borrowings from the FHLB and other market participants. The following table contains the year-end, average and maximum month-end amounts for the following respective short-term borrowings categories at the end of each of the three prior fiscal years.

	Federal funds purchased
	and securities sold under
	agreements to				Short-term borrowings							(1)
	repurchase			(2)	Commercial paper			(3)	Other short-term borrowings			(4)
In billions of dollars	2011	2010	2009		2011	2010	2009		2011	2010	2009
Amounts outstanding at year end	$198.4	$189.6	$154.3		$21.3	$24.7	$10.2		$33.1	$54.1	$58.7
Average outstanding during the year (5)	219.9	212.3	205.6		25.3	35.0	24.7		45.5	68.8	76.5
Maximum month-end outstanding	226.1	246.5	252.2		25.3	40.1	36.9		58.2	106.0	99.8
Weighted-average interest rate
During the year (5)(6)(7)	1.45%	1.32%	1.67%		0.28%	0.38%	0.99%		1.28%	1.14%	1.54%
At year end (8)	1.10	0.99	0.85		0.38	0.35	0.34		1.09	0.40	0.66

(1)	Original maturities of less than one year.
(2)	Rates reflect prevailing local interest rates including inflationary effects and monetary correction in certain countries.
(3)	Includes commercial paper related to VIEs consolidated effective January 1, 2010 with the adoption of SFAS 166/167.
(4)	Other short-term borrowings include broker borrowings and borrowings from banks and other market participants.
(5)	Excludes discontinued operations. While the annual average balance is primarily calculated from daily balances, in some cases, the average annual balance is calculated using a 13-point average composed of each of the month-end balances during the year plus the prior year-end ending balance.
(6)	Interest rates include the effects of risk management activities. See Notes 20 and 24 to the Consolidated Financial Statements.
(7)	Average volumes of securities loaned or sold under agreements to repurchase are reported net pursuant to FIN 41 (ASC 210-20-45). However, interest expense excludes the impact of FIN 41 (ASC 210-20-45).
(8)	Based on contractual rates at respective year-end; non-interest-bearing accounts are excluded from the weighted average interest rate calculated at year-end.

Secured Financing Transactions
Secured financing is primarily conducted through Citi’s broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the trading inventory. As of December 31, 2011, secured financing was $198 billion and averaged approximately $220 billion during the year. Secured financing at December 31, 2011 increased year over year by approximately $9 billion from $190 billion at December 31, 2010.

Commercial Paper
At December 31, 2011 and December 31, 2010, commercial paper outstanding for Citigroup’s non-bank entities and significant bank entities, respectively, was as follows:

In millions of dollars	Dec. 31, 2011	Dec. 31, 2010
Non-bank	$6,414	$9,670
Bank	14,872	14,987
Total	$21,286	$24,657

Other Short-Term Borrowings
At December 31, 2011, Citi’s other short-term borrowings were $33 billion, compared with $54 billion at December 31, 2010. The average balances for the quarters were generally consistent with the quarter-end balances for each period.
     See Note 19 to the Consolidated Financial Statements for further information on Citigroup’s outstanding long-term debt and short-term borrowings.

Liquidity Risk Management
Liquidity risk is the risk of a financial institution’s inability to meet its obligations in a timely manner. Management of liquidity risk at Citi is the responsibility of the Citigroup Treasurer with oversight from senior management through Citi’s Finance and Asset and Liability Committee (FinALCO). For additional information on FinALCO and Citi’s liquidity management, see “Capital Resources – Overview” above.
     Citigroup operates under a centralized treasury model where the overall balance sheet is managed by Citigroup Treasury through Global Franchise Treasurers and Regional Treasurers. Day-to-day liquidity and funding are managed by treasurers at the country and business level and are monitored by Citigroup Treasury and independent risk management.

Liquidity Measures and Stress Testing
Citi uses multiple measures in monitoring its liquidity, including liquidity ratios, stress testing and liquidity limits, each as described below.

Liquidity Measures
In broad terms, the structural liquidity ratio, defined as the sum of deposits, long-term debt and stockholders’ equity as a percentage of total assets, measures whether Citi’s asset base is funded by sufficiently long-dated liabilities. Citi’s structural liquidity ratio was 73% at December 31, 2011 and 73% at December 31, 2010.
     Internally, Citi also utilizes cash capital to measure and monitor its ability to fund the structurally illiquid portion of the balance sheet, on a specific product-by-product basis. While cash capital is a methodology generally used by financial institutions to provide a maturity structure matching assets and liabilities, there is a lack of standardization in this area and specific product-by-product assumptions vary by firm. Cash capital measures the amount of long-term funding—core deposits, long-term debt and equity—available to fund illiquid assets. Illiquid assets generally include loans (net of securitization adjustments), securities haircuts and other assets (i.e., goodwill, intangibles and fixed assets). As of December 31, 2011, based on Citi’s internal measures, both the non-bank and the aggregate bank subsidiaries had excess cash capital.
     As part of Basel III, the Basel Committee proposed two new liquidity measurements (for an additional discussion of Basel III, see “Capital Resources—Regulatory Capital Standards” above). Specifically, as proposed, the Liquidity Coverage Ratio (LCR) is designed to ensure banking organizations maintain an adequate level of unencumbered cash and high quality unencumbered assets that can be converted into cash to meet liquidity needs. The LCR must be at least 100%, and is proposed to be effective beginning January 1, 2015. While the U.S. regulators have not yet provided final rules or guidance with respect to the LCR, based on its current understanding of the LCR requirements, Citi believes it is in compliance with the LCR as of December 31, 2011.
     In addition to the LCR, the Basel Committee proposed a Net Stable Funding Ratio (NSFR) designed to promote the medium- and long-term funding of assets and activities over a one-year time horizon. It is Citi’s understanding, however, that this proposed metric is under review by the Basel Committee and may be further revised.
     Moreover, in January 2012, the Federal Reserve Board proposed rules to implement the enhanced prudential standards for systemically important financial institutions, as required by the Dodd-Frank Act. The proposed rules include new requirements for liquidity management and corporate governance related thereto. Citi continues to review these proposed rules and any potential impact they may have on its liquidity management practices.

Stress Testing
Liquidity stress testing is performed for each of Citi’s major entities, operating subsidiaries and/or countries. Stress testing and scenario analyses are intended to quantify the potential impact of a liquidity event on the balance sheet and liquidity position, and to identify viable funding alternatives that can be utilized. These scenarios include assumptions about significant changes in key funding sources, market triggers (such as credit ratings), potential uses of funding and political and economic conditions in certain countries. These conditions include standard and stressed market conditions as well as firm-specific events.
     A wide range of liquidity stress tests are important for monitoring purposes. Some span liquidity events over a full year, some may cover an intense stress period of one month, and still other time frames may be appropriate. These potential liquidity events are useful to ascertain potential mismatches between liquidity sources and uses over a variety of horizons

(overnight, one week, two weeks, one month, three months, one year), and liquidity limits are set accordingly. To monitor the liquidity of a unit, those stress tests and potential mismatches may be calculated with varying frequencies, with several important tests performed daily.
     Given the range of potential stresses, Citi maintains a series of contingency funding plans on a consolidated basis as well as for individual entities. These plans specify a wide range of readily available actions that are available in a variety of adverse market conditions, or idiosyncratic disruptions.

Credit Ratings
Citigroup’s ability to access the capital markets and other sources of funds, as well as the cost of these funds and its ability to maintain certain deposits, is partially dependent on its credit ratings. See also “Risk Factors—Market and Economic Risks” below. The table below indicates the ratings for Citigroup, Citibank, N.A. and Citigroup Global Markets Inc. (a broker-dealer subsidiary of Citi) as of December 31, 2011.

Citigroup’s Debt Ratings as of December 31, 2011

	Citigroup Inc./Citigroup					Citigroup Global
	Funding Inc.		(1)	Citibank, N.A.		Markets Inc.
	Senior	Commercial		Long-	Short-	Senior
	debt	paper		term	term	debt
Fitch Ratings (Fitch)	A	F1		A	F1	NR
Moody’s Investors Service (Moody’s)	A3	P-2		A1	P-1	NR
Standard & Poor’s (S&P)	A-	A-2		A	A-1	A

(1)	As a result of the Citigroup guarantee, the ratings of, and changes in ratings for, CFI are the same as those of Citigroup.
NR	Not rated.

Recent Rating Changes
On September 21, 2011, Moody’s concluded its review of government support assumptions for Citi and certain peers and upgraded Citi’s unsupported “Baseline Credit Assessment” rating and affirmed Citi’s long-term debt ratings at both the Citibank and Citigroup levels. At the same time, however, Moody’s changed the short-term rating of Citigroup (the parent holding company) to ‘P-2’ from ‘P-1’. On November 29, 2011, following its global review of the banking industry under S&P’s revised bank criteria, S&P downgraded the issuer credit rating for Citigroup Inc. to ‘A-/A-2’ from ‘A/A-1’, and Citibank, N.A. to ‘A/A-1’ from ‘A+/A-1’. These ratings continue to receive two notches of uplift, reflecting S&P’s view that the U.S. government is supportive to Citi. On December 15, 2011, Fitch announced revised ratings resulting from its review of government support assumptions for 17 U.S. banks. The resolution of this review resulted in a revision to the issuer credit ratings of Citigroup and Citibank, N.A. from ‘A+’ to ‘A’ and the short-term issuer rating from ‘F1+’ to ‘F1’.

     The above mentioned rating changes did not have a material impact on Citi’s funding profile. Furthermore, forecasts of potential funding loss under various stress scenarios, including the above mentioned rating downgrades, did not occur.

Potential Impact of Ratings Downgrades
Ratings downgrades by Fitch, Moody’s or S&P could have material impacts on funding and liquidity in the form of cash obligations, reduced funding capacity and collateral triggers.
     Most recently, on February 15, 2012, Moody’s announced a review of 17 banks and securities firms with global capital markets operations, including Citi, for possible downgrade during the first half of 2012. Moody’s stated this review was to assess adverse market trends, which it believes are weakening the credit profiles of many rated banks globally. It is not certain what the results of this review will be, or if Citigroup or Citibank, N.A. will be impacted.

     Because of the current credit ratings of Citigroup, a one-notch downgrade of its senior debt/long-term rating may or may not impact Citigroup’s commercial paper/short-term rating by one notch. As of December 31, 2011, Citi estimates that a one-notch downgrade of the senior debt/long-term rating of Citigroup could result in loss of funding due to derivative triggers and additional margin requirements of $1.3 billion and a one-notch downgrade by Fitch of Citigroup’s commercial paper/short-term rating could result in the assumed loss of unsecured commercial paper of $6.4 billion. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
     Citi currently believes that a more severe ratings downgrade scenario, such as a two-notch downgrade of the senior debt/long-term rating of Citigroup, could result in an additional $0.9 billion in funding requirements in the form of cash obligations and collateral as of December 31, 2011. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
     As set forth under “Aggregate Liquidity Resources” above, the aggregate liquidity resources of Citigroup’s non-bank entities stood at approximately $98.4 billion as of December 31, 2011, in part as a contingency for such an event, and a broad range of mitigating actions are currently included in Citigroup’s detailed contingency funding plans. These mitigating factors include, but are not limited to, accessing surplus funding capacity from existing clients, tailoring levels of secured lending, adjusting the size of select trading books, and collateralized borrowings from significant bank subsidiaries.

     Further, as of December 31, 2011, a one-notch downgrade of the senior debt/long-term ratings of Citibank, N.A. could result in an approximate $2.4 billion funding requirement in the form of collateral and cash obligations. Because of the current credit ratings of Citibank, N.A., a one-notch downgrade of its senior debt/long-term rating is unlikely to have any impact on its commercial paper/short-term rating. However, a two-notch downgrade by Moody’s could have an adverse impact on Citibank, N.A.’s commercial paper/short-term rating. A two-notch downgrade by Moody’s could result in additional funding requirements in the form of cash obligations and collateral estimated at $0.8 billion as of December 31, 2011. As of December 31, 2011, Citibank, N.A. had liquidity commitments of $27.9 billion to asset-backed commercial paper conduits, which could also be impacted by a two-notch downgrade by Moody’s, including $14.9 billion of commitments to consolidated conduits, and $13.0 billion of commitments to unconsolidated conduits as referenced in Note 22 to the Consolidated Financial Statements. Additionally, Citibank, N.A. had $11.2 billion of funding programs related to the municipals markets that could be impacted by such a downgrade, of which $10.8 billion is principally reflected as commitments within Note 28 to the Consolidated Financial Statements.
     Citi’s significant bank entities and other entities, including Citibank, N.A., had aggregate liquidity resources of approximately $307.1 billion at December 31, 2011, in part as a contingency for such an event and also have detailed contingency funding plans that encompass a broad range of mitigating actions. These mitigating actions include, but are not limited to, selling or financing highly liquid government securities, tailoring levels of secured lending, repricing or reducing certain commitments to commercial paper conduits, exercising reimbursement agreements for the municipal programs mentioned above, adjusting the size of select trading books, reducing loan originations and renewals, raising additional deposits, or borrowing from the FHLB or other central banks. Citi believes these mitigating actions could substantially reduce the funding and liquidity risk of such a downgrade.

OFF-BALANCE-SHEET ARRANGEMENTS
Citigroup enters into various types of off-balance-sheet arrangements in the ordinary course of business. Citi’s involvement in these arrangements can take many different forms, including without limitation:

  purchasing or retaining residual and other interests in special purpose entities, such as credit card receivables and mortgage-backed and other asset-backed securitization entities;
  holding senior and subordinated debt, interests in limited and general partnerships and equity interests in other unconsolidated entities; and
  providing guarantees, indemnifications, loan commitments, letters of credit and representations and warranties.

     Citi enters into these arrangements for a variety of business purposes. These securitization entities offer investors access to specific cash flows and risks created through the securitization process. The securitization arrangements also assist Citi and Citi’s customers in monetizing their financial assets at more favorable rates than Citi or the customers could otherwise obtain.
     The table below presents a discussion of Citi’s various off-balance-sheet arrangements may be found in this Form 10-K. In addition, see “Significant Accounting Policies and Significant Estimates – Securitizations” below, as well as Notes 1, 22 and 28 to the Consolidated Financial Statements.

Types of Off-Balance-Sheet Arrangements Disclosures in
this Form 10-K

Variable interests and other obligations,	See Note 22 to the Consolidated
including contingent obligations,	Financial Statements.
arising from variable interests in
nonconsolidated VIEs
Leases, letters of credit, and lending	See Note 28 to the Consolidated
and other commitments	Financial Statements.
Guarantees	See Note 28 to the Consolidated
Financial Statements.

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

     Excluded from the following table are obligations that are generally short-term in nature, including deposits and securities sold under agreements to repurchase, or repos (see “Capital Resources and Liquidity—Funding and Liquidity” above for a discussion of these obligations). The table also excludes certain insurance and investment contracts subject to mortality and morbidity risks or without defined maturities, such that the timing of payments and withdrawals is uncertain. The liabilities related to these insurance and investment contracts are included as Other liabilities on the Consolidated Balance Sheet.

	Contractual obligations by year
In millions of dollars at December 31, 2011	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt obligations (1)	$83,907	$46,338	$37,950	$23,625	$19,897	$111,788	$323,505
Operating and capital lease obligations	1,199	1,096	1,008	906	793	2,292	7,294
Purchase obligations	694	437	389	353	274	409	2,556
Other liabilities (2)	40,707	366	310	291	294	5,666	47,634
Total	$126,507	$48,237	$39,657	$25,175	$21,258	$120,155	$380,989

(1)	For additional information about long-term debt obligations, see “Capital Resources and Liquidity—Funding and Liquidity” above and Note 19 to the Consolidated Financial Statements.
(2)	Includes accounts payable and accrued expenses recorded in Other liabilities on Citi’s Consolidated Balance Sheet. Also includes discretionary contributions for 2012 for Citi’s non-U.S. pension plans and the non-U.S. postretirement plans, as well as employee benefit obligations accounted for under SFAS 87 (ASC 715), SFAS 106 (ASC 715) and SFAS 112 (ASC 712).

RISK FACTORS

REGULATORY RISKS

Citi faces significant regulatory changes around the world which could negatively impact its businesses, especially given the unfavorable environment facing financial institutions and the lack of international coordination.
As discussed in more detail throughout this section, Citi continues to be subject to a significant number of new regulatory requirements and changes from numerous sources, both in the U.S. and internationally, which could negatively impact its businesses, revenues and earnings. These reforms and proposals are occurring largely simultaneously and generally not on a coordinated basis. In addition, as a result of the financial crisis in the U.S., as well as the continuing adverse economic climate globally, Citi, as well as other financial institutions, is subject to an increased level of distrust, scrutiny and skepticism from numerous constituencies, including the public, state, federal and foreign regulators, the media and within the political arena. This environment, in which the U.S. and international regulatory initiatives are being debated and implemented, engenders not only a bias towards more regulation, but towards the most prescriptive regulation for financial institutions. As a result of this ongoing negative environment, there could be additional regulatory requirements beyond those already proposed, adopted or even currently contemplated by U.S. or international regulators. It is not clear what the cumulative impact of all of this regulatory reform will be.

The ongoing implementation of the Dodd-Frank Act, as well as international regulatory reforms, continues to create much uncertainty for Citi, including with respect to the management of its businesses, the amount and timing of the resulting increased costs and its ability to compete.
Despite enactment in July 2010, the complete scope and ultimate form of a number of provisions of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), such as the heightened prudential standards applicable to large financial companies, the so-called “Volcker Rule” and the regulation of derivatives markets, are still in developmental stages and significant rulemaking and interpretation remains. Moreover, agencies and offices created by the Dodd-Frank Act, such as the Bureau of Consumer Financial Protection, are in their early stages and the extent and timing of regulatory efforts by these bodies remains to be seen.
     This uncertainty is further compounded by the numerous regulatory efforts underway outside the U.S. Certain of these efforts overlap with the substantive provisions of the Dodd-Frank Act, while others, such as proposals for financial transaction and/or bank taxes in particular countries or regions, do not. In addition, even where these U.S. and international regulatory efforts overlap, these efforts generally have not been undertaken on a coordinated basis. Areas where divergence between U.S. regulators and their international counterparts exists or has begun to develop (whether with respect to scope, interpretation, timing, approach or otherwise) includes trading, clearing and reporting requirements for derivatives transactions, higher U.S. capital and margin requirements relating to uncleared derivatives transactions, and capital and liquidity requirements that may result in mandatory “ring-fencing” of capital or liquidity in certain jurisdictions, among others.

     Regulatory uncertainty makes future planning with respect to the management of Citi’s businesses more difficult. For example, the cumulative effect of the new derivative rules and sequencing of implementation requirements will have a significant impact on how Citi chooses to structure its derivatives business and its selection of legal entities in which to conduct this business. Until these rules are final and interpretive questions are answered, management’s business planning and proposed pricing for this business necessarily include assumptions based on proposed rules. Incorrect assumptions could impede Citi’s ability to effectively implement and comply with the final requirements in a timely manner. Management’s planning is further complicated by the continual need to review and evaluate the impact to the business of an ongoing flow of rule proposals and interpretations from numerous regulatory bodies, all within compressed timeframes.
     In addition, the operational and technological costs associated with implementation of, as well as the ongoing compliance costs associated with, all of these regulations will likely be substantial. Given the continued uncertainty, the ultimate amount and timing of such costs going forward are difficult to predict. In 2011, Citi invested approximately $1 billion in order to meet various regulatory requirements, and this amount did not include many of the costs likely to be incurred pursuant to the implementation of the Dodd-Frank Act or other regulatory initiatives. For example, the proposed Volcker Rule contemplates a comprehensive internal controls system as well as extensive data collection and reporting duties with respect to “proprietary trading,” and rules for registered swap dealers impose extensive recordkeeping requirements and business conduct rules for dealing with customers. All of these costs negatively impact Citi’s earnings. Given Citi’s global footprint, its implementation and compliance risks and costs are more complex and could be more substantial than its competitors. Ongoing compliance with inconsistent, conflicting or duplicative regulations across U.S. and international jurisdictions, or failure to implement or comply with these new regulations on a timely basis, could further increase costs or harm Citi’s reputation generally.
     Citi could also be subject to more stringent regulation because of its global footprint. In accordance with the Dodd-Frank Act, in December 2011 the Federal Reserve Board proposed a set of heightened prudential standards that will be applicable to large financial companies such as Citi. The proposal dictates requirements for aggregate counterparty exposure limits and enhanced risk management processes and oversight, among other things. Compliance with these standards could result in restrictions on Citi’s activities. Moreover, other financial institutions, including so-called “shadow banking” financial intermediaries, providing many of the same or similar services or products that Citi makes available to its customers, may not be regulated on the same basis or to the same extent as Citi and consequently may also have certain competitive advantages.
     Finally, uncertainty persists as to the extent to which Citi will be subject to more stringent regulations than its foreign competitors with respect to several of the regulatory initiatives, particularly in its non-U.S. operations, including certain aspects of the proposed restrictions under the Volcker Rule and derivatives clearing and margin requirements. Differences in substance or severity of regulations across jurisdictions could significantly reduce Citi’s ability to compete with foreign competitors, in a variety of businesses and geographic areas, and thus further negatively impact Citi’s earnings.

Citi’s prospective regulatory capital requirements remain uncertain and will likely be higher than many of its competitors. There is a risk that Citi will be unable to meet these new standards in the timeframe expected by the market or regulators.
As discussed in more detail under “Capital Resources and Liquidity – Capital Resources – Regulatory Capital Standards” above, Citi’s prospective regulatory capital requirements continue to be subject to extensive rulemaking and interpretation. Ongoing areas of rulemaking include, among others, (i) the final Basel III rules applicable to U.S. financial institutions, including Citi, (ii) capital surcharges for global systemically important banks (G-SIBs), including the extent of the surcharge to be initially imposed on Citi, and (iii) implementation of the Dodd-Frank Act, including imposition of enhanced prudential capital requirements on financial institutions that are deemed to pose a systemic risk to market-wide financial stability as well as provisions requiring the elimination of credit ratings from capital regulations and the Collins Amendment.
     It is clear that final U.S. rules implementing Basel III, the G-SIB surcharge and the capital-related provisions of the Dodd-Frank Act will significantly increase Citi’s regulatory capital requirements, including the amount of capital required to be in the form of common equity. However, the various regulatory capital levels Citi must maintain, the types of capital that will meet these requirements and the specific capital requirements associated with Citi’s assets remain uncertain. For example, Citi may be required to replace certain of its existing regulatory capital in a compressed timeframe or in unfavorable markets in order to comply with final rules implementing Basel III and the Collins Amendment, which eliminated trust preferred securities from the definition of Tier 1 Capital. In addition, the alternative approaches proposed to replace the use of credit ratings in accordance with the Dodd-Frank Act and final rules implementing Basel II.5 could require Citi to hold more capital against certain of its assets than it must currently.
     The lack of final regulatory capital requirements impedes long-term capital planning by Citi’s management. Citi is not able to accurately forecast its capital requirements for particular exposures which complicates its ability to assess the future viability of, and appropriate pricing for, certain of its products. In addition, while management may desire to take certain actions to optimize Citi’s regulatory capital profile, such as the reduction of certain investments in unconsolidated financial entities, without clarity as to the final standards, there is risk in management either taking actions based on assumed or proposed rules or waiting to take action until final rules that are implemented in compressed timeframes.
     Citi’s projected ability to comply with the new capital requirements as they are implemented, or earlier, is also based on certain assumptions specific to Citi’s businesses, including its future earnings in Citicorp, the continued wind-down of Citi Holdings and the monetization of Citi’s deferred tax assets. If management’s assumptions with respect to certain aspects of Citi’s businesses prove to be incorrect, it could negatively impact Citi’s ability to comply with the future regulatory capital requirements in a timely manner or in a manner consistent with market or regulator expectations.
     Citi’s regulatory capital requirements will also likely be higher than many of its competitors. Citi’s strategic focus on emerging markets, for example, will likely result in higher risk-weighted assets and thus potentially higher capital requirements than its less global or less emerging-markets-focused competitors. In addition, within the U.S., Citi will likely face higher regulatory capital requirements than most of its U.S.-based competitors that are not subject to the G-SIB surcharge (or the same level of surcharge) or the heightened prudential capital requirements to be imposed on systemically important financial institutions. Internationally, there have already been instances of Basel III not being consistently adopted or applied across countries or regions. Any lack of a level playing field with respect to capital requirements for Citi as compared to peers or less regulated financial intermediaries, both in the U.S. and internationally, could put Citi at a competitive disadvantage.

As proposed, changes in regulation of derivatives required under the Dodd-Frank Act will require significant and costly restructuring of Citi’s derivatives businesses in order to meet the new market structures and could affect the competitive position of these businesses.
Once fully implemented, the provisions of the Dodd-Frank Act relating to the regulation of derivatives will result in comprehensive reform of the derivatives markets. Reforms will include requiring a wide range of over-the-counter derivatives to be cleared through recognized clearing facilities and traded on exchanges or exchange-like facilities, the collection and segregation of collateral for most uncleared derivatives, extensive public transaction reporting and business conduct requirements, and significantly broadened restrictions on the size of positions that may be maintained in specified commodity derivatives. While some of the regulations have been finalized, the rulemaking process is still not complete, and the timing for the effectiveness of many of these requirements is not yet clear.
     The proposed rules implementing the derivatives provisions of the Dodd-Frank Act will necessitate costly and resource-intensive changes to certain areas of Citi’s derivatives business structures and practices. Those changes will include restructuring the legal entities through which those businesses are conducted and the successful and timely installation of extensive technological and operational systems and compliance infrastructure, among others. Effective legal entity restructuring will also be dependent on clients and regulators, and so may be subject to delays or disruptions not fully under Citi’s control. Moreover, new derivatives-related systems and infrastructure will likely become the basis on which institutions such as Citi compete for clients and, to the extent that Citi’s connectivity or services for clients in these businesses is deficient, Citi could be at a competitive disadvantage. More generally, the contemplated reforms will make trading in many derivatives products more costly and may significantly reduce the liquidity of certain derivatives markets and diminish customer demand for covered derivatives. These changes could negatively impact Citi’s earnings from these businesses.

     Reforms similar to the derivatives provisions and proposed regulations under the Dodd-Frank Act are also contemplated in the European Union and certain other jurisdictions. These reforms appear likely to take effect after the provisions of the Dodd-Frank Act and, as a result, it is uncertain whether they will be similar to those in the U.S. or will impose different or additional requirements on Citi’s derivative activities. Complications due to the sequencing of the effectiveness of derivatives reform, both among different components of the Dodd-Frank Act and between the U.S. and other jurisdictions, could give rise to further disruptions and competitive dislocations.
     The proposed regulations implementing the derivatives provisions of the Dodd-Frank Act, if adopted without modification, would also adversely affect the competitiveness of Citi’s non-U.S. operations. For example, the proposed regulations would require some of Citi’s non-U.S. operations to collect more margin from its non-U.S. derivatives customers than Citi’s foreign bank competitors may be required to collect. The Dodd-Frank Act also contains a so-called “push-out” provision that will prevent FDIC-insured depository institutions from dealing in certain equity, commodity and credit-related derivatives. Citi conducts a substantial portion of its derivatives-dealing activities through its insured depository institution and, to the extent that certain of Citi’s competitors already conduct such activities outside of FDIC-insured depository institutions, Citi would be disproportionately impacted by any restructuring of its business for push-out purposes. Moreover, the extent to which Citi’s non-U.S. operations will be impacted by the push-out provision and other derivative provisions remains unclear, and it is possible that Citi could lose market share or profitability in its derivatives business or client relationships in jurisdictions where foreign bank competitors can operate without the same constraints.

The proposed restrictions imposed on proprietary trading and funds-related activities under the “Volcker Rule” provisions of the Dodd-Frank Act could adversely impact Citi’s market-making activities and may cause Citi to dispose of certain of its investments at less than fair value.
The “Volcker Rule” provisions of the Dodd-Frank Act are intended to restrict the proprietary trading activities of institutions such as Citi, as well as such institutions’ sponsorship and investment in hedge funds and private equity funds. In October 2011, the Federal Reserve Board, OCC, FDIC and SEC proposed regulations that would implement these restrictions and the CFTC followed with its proposed regulations in January 2012.
     The proposed regulations contain narrow exceptions for market-making, underwriting, risk-mitigating hedging, certain transactions on behalf of customers and activities in certain asset classes, and require that certain of these activities be designed not to encourage or reward “proprietary risk taking.” Because the regulations are not yet final, the degree to which Citi’s activities in these areas will be permitted to continue in their current form remains uncertain. Moreover, if adopted as proposed, the rules would require an extensive compliance regime around these “permitted” activities, and Citi could incur significant ongoing compliance and monitoring costs, including with respect to the frequent reporting of extensive metrics and risk analytics, to the regulatory agencies. In addition, the proposed rules and any restrictions imposed by final regulations in this area will also likely affect Citi’s trading activities globally, and thus will impact it disproportionately in comparison to foreign financial institutions that will not be subject to the Volcker Rule with respect to their activities outside of the U.S.
     In addition, under the funds-related provisions of the Volcker Rule, bank regulators have the flexibility to provide firms with extensions allowing them to hold their otherwise restricted investments in private equity and hedge funds for some time beyond the statutory divestment period. If the regulators elect not to grant such extensions, Citi could be forced to divest certain of its investments in illiquid funds in the secondary market on an untimely basis. Based on the illiquid nature of the investments and the prospect that other industry participants subject to similar requirements would likely be divesting similar assets at the same time, such sales could be at substantial discounts to their fair value.

The establishment of the new Consumer Financial Protection Bureau, as well as other provisions of the Dodd-Frank Act and ensuing regulations, could affect Citi’s practices and operations with respect to a number of its U.S. Consumer businesses and increase its costs.
The Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB). Among other things, the CFPB was given rulemaking authority over most providers of consumer financial services in the U.S., examination and enforcement authority over the consumer operations of large banks, as well as interpretive authority with respect to numerous existing consumer financial services regulations. The CFPB began exercising these oversight authorities over the largest banks, including Citibank, N.A., during 2011.
     Because this is an entirely new agency, the impact on Citi, including its retail banking, mortgages and cards businesses, is largely uncertain. However, any new regulatory requirements, or modified interpretations of existing regulations, will affect Citi’s U.S. Consumer business practices and operations, potentially resulting in increased compliance costs. Furthermore, the CFPB represents an additional source of potential enforcement or litigation against Citi and, as an entirely new agency with a focus on consumer protection, the CFPB may have new or different enforcement or litigation strategies than those typically utilized by other regulatory agencies. Such actions could further increase Citi’s costs.
     In addition, the provisions of the Dodd-Frank Act relating to the doctrine of “federal preemption” may allow a broader application of state consumer financial laws to federally chartered institutions such as Citibank, N.A. Moreover, the Dodd-Frank Act eliminated federal preemption protection for operating subsidiaries of federally chartered institutions. The Dodd-Frank Act also codified existing case law which allowed state authorities to bring certain types of enforcement actions against national banks under applicable state law and granted states the ability to bring enforcement actions and to secure remedies against national banks for violation of CFPB regulations as well. This potential exposure to state lawsuits and enforcement actions, which could be extensive, could also subject Citi to increased litigation and regulatory enforcement actions, further increasing costs.

     The Dodd-Frank Act also provides authority to the SEC to determine fiduciary duty standards applicable to brokers for retail customers. Any new such standards or related SEC rulemakings could also affect Citi’s business practices with retail investment customers and have indirect additional effects on standards applicable to its business practices with certain institutional customers. Such standards could also likely entail additional compliance costs and result in potential incremental liability.

Regulatory requirements in the U.S. and other jurisdictions aimed at facilitating the future orderly resolution of large financial institutions could result in Citi having to change its business structures, activities and practices in ways that negatively impact its operations.
The Dodd-Frank Act requires Citi to prepare a plan for the rapid and orderly resolution of Citigroup, the bank holding company, under the Bankruptcy Code in the event of future material financial distress or failure. Citi is also required to prepare a resolution plan for its insured depository institution subsidiary, Citibank, N.A., and to demonstrate how it is adequately protected from the risks presented by non-bank affiliates. These plans must include information on resolution strategy, major counterparties and “interdependencies,” among other things, and will require substantial effort, time and cost. These resolution plans will be subject to review by the Federal Reserve Board and the FDIC.
     Based on regulator review of these plans, Citi may have to restructure or reorganize businesses, legal entities, or operational systems and intracompany transactions in ways that negatively impact its operations, or be subject to restrictions on growth. For example, Citi could be required to create new subsidiaries instead of branches in foreign jurisdictions, or create subsidiaries to conduct particular businesses or operations (so-called “subsidiarization”), which would, among other things, increase Citi’s legal, regulatory and managerial costs, negatively impact Citi’s global capital and liquidity management and potentially impede its global strategy. Citi could also eventually be subjected to more stringent capital, leverage or liquidity requirements, or be required to divest certain assets or operations, if both regulators determine that Citi’s resolution plans do not meet statutory requirements and Citi does not remedy the deficiencies within required time periods.
     In addition, other jurisdictions, such as the United Kingdom, have requested or are expected to request resolution plans from financial institutions, including Citi, and the requirements and timing relating to these plans are different from the U.S. requirements and each other. Responding to these additional requests will require additional effort, time and cost, and regulatory review and requirements in these jurisdictions could be in addition to, or conflict with, changes requested by Citi’s regulators in the U.S.

Citi could be harmed competitively if it is unable to hire or retain highly qualified employees as a result of regulatory requirements regarding compensation practices or otherwise.
Citi’s performance and competitive standing is heavily dependent on the talents and efforts of the highly skilled individuals that it is able to attract and retain. Competition for highly qualified individuals within the financial services industry has been, and will likely continue to be, intense. Compensation is a key element of attracting and retaining highly qualified employees. Banking and other regulators in the U.S., European Union and elsewhere are in the process of developing principles, regulations and other guidance governing what are deemed to be sound compensation practices and policies. However, the steps that will be required to implement any new requirements, and the consequences of implementation, remain uncertain. In addition, compensation may continue to be a legislative focus both in Europe and in the U.S. as there has been significant legislation in Europe and the U.S. in recent years regarding compensation for certain employees of financial institutions, including provisions of the Dodd-Frank Act.
     Changes required to be made to Citi’s compensation policies and practices may hinder Citi’s ability to compete in or manage its businesses effectively, to expand into or maintain its presence in certain businesses and regions, or to remain competitive in offering new financial products and services. This is particularly the case in emerging markets, where Citi is often competing for qualified employees with financial institutions that are not subject to the same regulatory regimes as Citi and that are also seeking to expand in these markets. Moreover, new disclosure requirements or other legislation or regulation may result from the worldwide regulatory processes described above. If this were to occur, Citi could be required to make additional disclosures relating to the compensation of its employees or to restrict or modify its compensation policies, any of which could hurt its ability to hire, retain and motivate its key employees and thus harm it competitively, particularly in respect of companies not subject to these requirements.

Provisions of the Dodd-Frank Act and other regulations relating to securitizations will impose additional costs on securitization transactions, increase Citi’s potential liability in respect of securitizations and may prohibit Citi from performing certain roles in securitizations, each of which could make it impractical to execute certain types of transactions and may have an overall negative effect on the recovery of the securitization markets.
Citi plays a variety of roles in asset securitization transactions, including acting as underwriter of asset-backed securities, depositor of the underlying assets into securitization vehicles, trustee to securitization vehicles and counterparty to securitization vehicles under derivative contracts. The Dodd-Frank Act contains a number of provisions that affect securitizations. Among other provisions, these include a requirement that securitizers retain un-hedged exposure to at least 5% of the economic risk of certain assets they securitize, a prohibition on securitization participants engaging in transactions that would involve a conflict with investors in the securitization, and extensive additional requirements for review and disclosure of the characteristics of the assets underlying the securitizations. The SEC has also proposed additional extensive regulation of both publicly and privately offered securitization transactions (so-called “Reg AB II”).
     The cumulative effect of these extensive regulatory changes, many of which have not been finalized, as well as other potential future regulatory changes, such as GSE reform, on securitization markets, the nature and profitability of securitization transactions, and Citi’s participation therein, cannot currently be assessed. It is likely, however, that these various measures will increase the costs of executing securitization transactions, and could effectively limit Citi’s overall volume of, and the role Citi may play in, securitizations, expose Citi to additional potential liability for securitization transactions and make it impractical for Citi to execute certain types of securitization transactions it previously executed. In addition, certain sectors of the securitization markets, particularly residential mortgage-backed securitizations, have been inactive or experienced dramatically diminished transaction volumes since the financial crisis. The impact of various regulatory reform measures could negatively delay or restrict any future recovery of these sectors of the securitization markets, and thus the opportunities for Citi to participate in securitization transactions in such sectors.

The Financial Accounting Standards Board (FASB) is currently reviewing or proposing changes to several key financial accounting and reporting standards utilized by Citi which, if adopted as proposed, could have a material impact on how Citi records and reports its financial condition and results of operations.
The FASB is currently reviewing or proposing changes to several of the financial accounting and reporting standards that govern key aspects of Citi’s financial statements. While the outcome of these reviews and proposed changes is uncertain and difficult to predict, certain of these changes could have a material impact on how Citi records and reports its financial condition and results of operations, and could hinder understanding or cause confusion across comparative financial statement periods. For example, the FASB’s financial instruments project could, among other things, significantly change how Citi determines the impairment on those assets and accounts for hedges. In addition, the FASB’s leasing project could eliminate most operating leases and instead capitalize them, which would result in a gross-up of Citi’s balance sheet and a change in the timing of income and expense recognition patterns for leases.
     Moreover, the FASB continues its convergence project with the International Accounting Standards Board (IASB) pursuant to which U.S. GAAP and International Financial Reporting Standards (IFRS) are to be converged. The FASB and IASB continue to have significant disagreements on the convergence of certain key standards affecting financial reporting, including accounting for financial instruments and hedging. In addition, the SEC has not yet determined whether, when or how U.S. companies will be required to adopt IFRS. There can be no assurance that the transition to IFRS, if and when required to be adopted by Citi, will not have a material impact on how Citi reports its financial results, or that Citi will be able to meet any required transition timeline.

MARKET AND ECONOMIC RISKS

The ongoing Eurozone debt crisis could have significant adverse effects on Citi’s business, results of operations, financial condition and liquidity, particularly if it leads to any sovereign debt defaults, significant bank failures or defaults and/or the exit of one or more countries from the European Monetary Union.
The ongoing Eurozone debt crisis has caused, and is likely to continue to cause, disruption in global financial markets, particularly if it leads to any future sovereign debt defaults and/or significant bank failures or defaults in the Eurozone. In spite of a number of stabilization measures taken since spring 2010, yields on government bonds of certain Eurozone countries, including Greece, Ireland, Italy, Portugal and Spain, have remained volatile. In addition, some European banks and insurers have experienced a widening of credit spreads (and the resulting decreased availability and increased costs of funding) as a result of uncertainty regarding the exposure of such European financial institutions to these countries. This widening of credit spreads and increased cost of funding has also affected Citi due to concerns about its Eurozone exposure.
     The market disruptions in the Eurozone could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Concerns have been raised as to the financial, political and legal ineffectiveness of measures taken to date. Continued economic turmoil in the Eurozone could have a significant negative impact on Citi, both directly through its own exposures and indirectly due to a decline in general global economic conditions, which could particularly impact Citi given its global footprint and strategy. See “Managing Global Risk—Country and Cross-Border Risk” below. There can be no assurance that the various steps Citi has taken to protect its businesses, results of operations and financial condition against the results of the Eurozone crisis will be sufficient.
     The effects of the Eurozone debt crisis could be even more significant if they lead to a partial or complete break-up of the European Monetary Union (EMU). The partial or full break-up of the EMU would be unprecedented and its impact highly uncertain. The exit of one or more countries from the EMU or the dissolution of the EMU could lead to redenomination of obligations of obligors in exiting countries. Any such exit and redenomination would cause significant uncertainty with respect to outstanding obligations of counterparties and debtors in any exiting country, whether sovereign or otherwise, and lead to complex, lengthy litigation. The resulting uncertainty and market stress could also cause, among other things, severe disruption to equity markets, significant increases in bond yields generally, potential failure or default of financial institutions, including those of systemic importance, a significant decrease in global liquidity, a freeze-up of global credit markets and worldwide recession. Any combination of such events would negatively impact Citi’s businesses, earnings and financial condition, particularly given Citi’s global strategy. In addition, exit and redenomination could be accompanied by imposition of capital, exchange and similar controls, which could further negatively impact Citi’s cross-border risk, other aspects of its businesses and its earnings.

The continued uncertainty relating to the sustainability and pace of economic recovery and market volatility has adversely affected, and may continue to adversely affect, certain of Citi’s businesses, particularly S&B and the U.S. mortgage businesses within Citi Holdings – Local Consumer Lending.
The financial services industry and the capital markets have been and will likely continue to be adversely affected by the slow pace of economic recovery and continued disruptions in the global financial markets. This continued uncertainty and disruption have adversely affected, and may continue to adversely affect, certain of Citi’s businesses, particularly its S&B business and its Local Consumer Lending business within Citi Holdings.
     In particular, the corporate and sovereign bond markets, equity and derivatives markets, debt and equity underwriting and other elements of the financial markets have been and could continue to be subject to wide swings and volatility relating to issues emanating from Eurozone and U.S. economic issues. As a result of this uncertainty and volatility, clients have remained and may continue to remain on the sidelines or cut back on trading and other business activities and, accordingly, the results of operations of Citi’s S&B businesses have been and could continue to be volatile and negatively impacted.
     Moreover, the continued economic uncertainty in the U.S., accompanied by continued high levels of unemployment and depressed values of residential real estate, will continue to negatively impact Citi’s U.S. Consumer mortgage businesses, particularly its residential real estate and home equity loans in Citi Holdings – LCL. Given the continued decline in Citi’s ability to sell delinquent residential first mortgages, the decreased inventory of such loans for modification and re-defaults of previously modified mortgages, Citi began to experience increased delinquencies in this portfolio during the latter part of 2011. As a result, Citi could also experience increasing net credit losses in this portfolio going forward. Moreover, given the lack of markets in which to sell delinquent home equity loans, as well as the relatively fewer home equity loan modifications and modification programs, Citi’s ability to offset increased delinquencies and net credit losses in its home equity loan portfolio in Citi Holdings has been, and will continue to be, more limited as compared to residential first mortgages. See “Managing Global Risk—Credit Risk—North America Consumer Mortgage Lending” and “—Consumer Loan Modification Programs” below.

Concerns about the level of U.S. government debt and downgrade, or concerns about a potential downgrade, of the U.S. government credit rating could have a material adverse effect on Citi’s businesses, results of operations, capital, funding and liquidity.
In August 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the U.S. government from AAA to AA+ and in the second half of 2011, Moody’s Investors Services and Fitch both placed the U.S. rating on negative outlook. According to the credit rating agencies, these actions resulted from the high level of U.S. government debt and the continued inability of Congress to reach an agreement to ensure payment of

U.S. government debt and reduce the U.S. debt level. If the credit rating of the U.S. government is further downgraded, the ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government could also be correspondingly affected. A future downgrade of U.S. debt obligations or U.S. government-related obligations by one or more credit rating agencies, or heightened concern that such a downgrade might occur, could negatively affect Citi’s ability to obtain funding collateralized by such obligations as well as the pricing of such funding. Such a downgrade could also negatively impact the pricing or availability of Citi’s funding as a U.S. financial institution. In addition, such a downgrade could affect financial markets and economic conditions generally and the market value of the U.S. debt obligations held by Citi. As a result, such a downgrade could lead to a downgrade of Citi debt obligations and could have a material adverse effect on Citi’s business, results of operations, capital, funding and liquidity.

Citi’s extensive global network, particularly its operations in the world’s emerging markets, subject it to emerging market and sovereign volatility and further increases its compliance and regulatory risks and costs.
Citi believes its extensive and diverse global network—which includes a physical presence in approximately 100 countries and services offered in over 160 countries and jurisdictions—provides it with a unique competitive advantage in servicing the broad financial services needs of large multinational clients and customers around the world, including in many emerging markets. International revenues have recently been the largest and fastest-growing component of Citicorp, driven by emerging markets.
     However, this global footprint also subjects Citi to a number of risks associated with international and emerging markets, including exchange controls, limitations on foreign investment, socio-political instability, nationalization, closure of branches or subsidiaries, confiscation of assets and sovereign volatility, among others. For example, there have been recent instances of political turmoil and violent revolutionary uprisings in some of the countries in which Citi operates, including in the Middle East, to which Citi has responded by transferring assets and relocating staff members to more stable jurisdictions. While these previous incidents have not been material to Citi, such disruptions could place Citi’s staff and operations in danger and may result in financial losses, some significant, including nationalization of Citi’s assets.
     Further, Citi’s extensive global operations increase its compliance and regulatory risks and costs. For example, Citi’s operations in emerging markets subject it to higher compliance risks under U.S. regulations primarily focused on various aspects of global corporate activities, such as anti-money-laundering regulations and the Foreign Corrupt Practices Act, which can be more acute in less developed markets and thus require substantial investment in order to comply. Any failure by Citi to remain in compliance with applicable U.S. regulations, as well as the regulations in the countries and markets in which it operates as a result of its global footprint, could result in fines, penalties, injunctions or other similar restrictions, any of which could negatively impact Citi’s earnings and its general reputation.

In addition, complying with inconsistent, conflicting or duplicative regulations requires extensive time and effort and further increases Citi’s compliance, regulatory and other costs.
     It is uncertain how the ongoing Eurozone debt crisis will affect emerging markets. A recession in the Eurozone could cause a ripple effect in emerging markets, particularly if banks in developed economies decrease or cease lending to emerging markets, as is currently occurring in some cases. This impact could be disproportionate in the case of Citi in light of the emphasis on emerging markets in its global strategy. Decreased, low or negative growth in emerging market economies could make execution of Citi’s global strategy more challenging and could adversely affect Citi’s revenues, profits and operations.

The maintenance of adequate liquidity depends on numerous factors outside of Citi’s control, including without limitation market disruptions and increases in Citi’s credit spreads.
Adequate liquidity and sources of funding are essential to Citi’s businesses. Citi’s liquidity and sources of funding can be significantly and negatively impacted by factors it cannot control, such as general disruptions in the financial markets or negative perceptions about the financial services industry in general, or negative investor perceptions of Citi’s liquidity, financial position or credit worthiness in particular. Market perception of sovereign default risks, such as issues in the Eurozone as well as other complexities regarding the current European debt crisis, can also lead to ineffective money markets and capital markets, which could further impact Citi’s availability of funding.
     In addition, Citi’s cost and ability to obtain deposits, secured funding and long-term unsecured funding from the capital markets are directly related to its credit spreads. Changes in credit spreads constantly occur and are market-driven, including both external market factors as well as factors specific to Citi, and can be highly volatile. Citi’s credit spreads may also be influenced by movements in the costs to purchasers of credit default swaps referenced to Citi’s long-term debt, which are also impacted by these external and Citi-specific factors. Moreover, Citi’s ability to obtain funding may be impaired if other market participants are seeking to access the markets at the same time, or if market appetite is reduced, as is likely to occur in a liquidity or other market crisis. In addition, clearing organizations, regulators, clients and financial institutions with which Citi interacts may exercise the right to require additional collateral based on these market perceptions or market conditions, which could further impair Citi’s access to funding.

The credit rating agencies continuously review the ratings of Citi and its subsidiaries, and reductions in Citi’s and its subsidiaries’ credit ratings could have a significant and immediate impact on Citi’s funding and liquidity through cash obligations, reduced funding capacity and additional margin requirements.
The rating agencies continuously evaluate Citi and its subsidiaries, and their ratings of Citi’s and its more significant subsidiaries’ long-term/senior debt and short-term /commercial paper, as applicable, are based on a number of factors, including financial strength, as well as factors not entirely within the control of Citi and its subsidiaries, such as the agencies’ proprietary rating agency methodologies and conditions affecting the financial services industry generally.
     Citi and its subsidiaries may not be able to maintain their current respective ratings. Ratings downgrades by Fitch, Moody’s or S&P could have a significant and immediate impact on Citi’s funding and liquidity through cash obligations, reduced funding capacity and additional margin requirements for derivatives or other transactions. Ratings downgrades could also have a negative impact on other funding sources, such as secured financing and other margined transactions, for which there are no explicit triggers. Some entities may also have ratings limitations as to their permissible counterparties, of which Citi may or may not be aware. A reduction in Citi’s or its subsidiaries’ credit ratings could also widen Citi’s credit spreads or otherwise increase its borrowing costs and limit its access to the capital markets. For additional information on the potential impact of a reduction in Citi’s or its subsidiaries’ credit ratings, see “Capital Resources and Liquidity—Funding and Liquidity—Credit Ratings” above.

BUSINESS RISKS

Citi is subject to extensive litigation, investigations and inquiries pertaining to a myriad of U.S. mortgage-related activities that could take significant time to resolve and may subject Citi to extensive liability, including in the form of penalties and other equitable remedies, that could negatively impact Citi’s future results of operations.
Virtually every aspect of mortgage-related activity in the U.S. is being challenged across the financial services industry in private and public litigation and by regulators, governmental agencies and state attorneys general, among others. Examples of the activities being challenged include the accuracy of offering documents for residential mortgage-backed securities, potential breaches of representations and warranties in the placement of mortgage loans into securitization trusts, mortgage servicing practices, the legitimacy of the securitization of mortgage loans and the Mortgage Electronic Registration System’s role in tracking mortgages, holding title and participating in the mortgage foreclosure process, fair lending, compliance with the Servicemembers Civil Relief Act, and False Claim Act violations alleged in “qui tam” cases, among others.
     Sorting out which of the many claims being asserted has legal merit as well as which financial institutions may be subject to liability with respect to their actual practices is a complex process that is highly uncertain and will take time to resolve. All of these inquiries, actions and investigations have resulted in, and will likely continue to result in, significant time, expense and diversion of management’s attention, and could result in significant liability as well as negative reputational and other costs to Citi.
     Citi is currently party to numerous actions relating to claims of misrepresentations or omissions in offering documents of residential mortgage-backed securities sponsored or serviced by Citi affiliates. This litigation has been brought by a number of institutional investors, including the Federal Housing Finance Agency. The cases are all in early stages, making it difficult to predict how they will develop, and Citi believes that such litigation will continue for several years. In addition, because the statute of limitations will soon expire for these types of disclosure-based claims, Citi could experience an increase in filed claims in the near term.
     Citi is exposed to representation and warranty (i.e., mortgage repurchase) liability through its U.S. Consumer mortgage businesses and, to a lesser extent, through legacy private-label residential mortgage securitizations sponsored by its S&B business. With respect to its Consumer businesses, during 2011, Citi increased its repurchase reserve from approximately $969 million to $1.2 billion at December 31, 2011. To date, the majority of repurchase demands have come from the GSEs. The level of repurchase demands by GSEs has been trending upwards and Citi currently expects it to remain elevated for some time. To a lesser extent, Citi has received repurchase demands from private investors, although these claims have been volatile and could increase in the future.

     With regard to legacy S&B private-label mortgage securitizations, while S&B has to date received actual claims for breaches of representations and warranties relating to only a small percentage of the mortgages included in its securitization transactions, the pace of claims remains volatile and has recently increased, Citi has also experienced an increase in the level of inquiries, assertions and requests for loan files, among other matters, relating to such securitization transactions from trustees of securitization trusts and others. These inquiries could lead to actual claims for breaches of representations and warranties, or to litigation relating to such breaches or other matters. For additional information on these matters, see “Managing Global Risk—Credit Risk—Consumer Mortgage—Representations and Warranties” and “—Securities and Banking-Sponsored Private-Label Residential Mortgage Securitizations—Representations and Warranties” below.
     For further discussion of the matters above, see Note 29 to the Consolidated Financial Statements.

Citi will not be able to wind down Citi Holdings at the same pace as it has in the past three years. As a result, the remaining assets in Citi Holdings will likely continue to have a negative impact on Citi’s results of operations and its ability to utilize the capital supporting the remaining assets in Citi Holdings for more productive purposes.
Citi will not be able to dispose of or wind down the businesses or assets that are part of Citi Holdings at the same level or pace as in the past three years. As of December 31, 2011, assuming the transfer to Citicorp of the substantial majority of retail partner cards, effective in the first quarter of 2012, LCL constituted approximately 70% of Citi Holdings. As of such date, over half of the remaining assets in LCL consisted of legacy U.S. mortgages which will likely be subject to run-off over an extended period of time. Besides mortgages, the remaining assets in LCL include the OneMain Financial business, as well as student, commercial real estate and credit card loans in North America, and consumer lending businesses in Europe and Asia.
     BAM primarily consists of the MSSB JV. Morgan Stanley has call rights on Citi’s ownership interest in the venture over a three-year period beginning in 2012, which it is not required to exercise. Of the remaining assets in SAP, interest-earning assets have become a smaller portion of the assets, causing negative net interest revenues in the business as the remaining non-interest earning assets, which require funding, represent a larger portion of the total asset pool. In addition, as of December 31, 2011, approximately 25% of the remaining assets in SAP were held-to-maturity securities.
     As a result, the remaining assets within Citi Holdings will likely continue to have a negative impact on Citi’s overall results of operations for the foreseeable future, particularly after the transfer of retail partner cards to Citicorp. In addition, as of December 31, 2011 and as adjusted to reflect the transfer of retail partner cards, roughly 21% of Citi’s risk-weighted assets were in Citi Holdings, and were supported by approximately $24 billion of Citi’s regulatory capital. Accordingly, Citi’s ability to release the capital supporting these businesses and thus use such capital for more productive purposes will depend on the ultimate pace and level of Citi Holdings divestitures, portfolio run-offs and asset sales.

Citi’s ability to increase its common stock dividend or initiate a share repurchase program is subject to regulatory and government approval.
Since the second quarter of 2011, Citi has paid a quarterly common stock dividend of $0.01 per share. In addition to Board of Directors’ approval, any decision by Citi to increase its common stock dividend, including the amount thereof, or initiate a share repurchase program is subject to regulatory approval, including the results of the Comprehensive Capital Analysis and Review (CCAR) process required by the Federal Reserve Board. Restrictions on Citi’s ability to increase the amounts of its common stock dividend or engage in share repurchase programs could negatively impact market perceptions of Citi, including the price of its common stock.
     In addition, pursuant to its agreements with certain U.S. government entities, dated June 9, 2009, executed in connection with Citi’s exchange offers consummated in July and September 2009, Citi remains subject to dividend and share repurchase restrictions for as long as the U.S. government continues to hold any Citi trust preferred securities acquired in connection with the exchange offers. While these restrictions may be waived, they generally prohibit Citi from paying regular cash dividends in excess of $0.01 per share of common stock per quarter or from redeeming or repurchasing any Citi equity securities, which includes its common stock, or trust preferred securities. As of December 31, 2011, approximately $3.025 billion of trust preferred securities issued to the FDIC remained outstanding (of which approximately $800 million is being held for the benefit of the U.S. Treasury).

Citi may be unable to maintain or reduce its level of expenses as it expects, and investments in its businesses may not be productive.
Citi continues to pursue a disciplined expense-management strategy, including re-engineering, restructuring operations and improving the efficiency of functions, such as call centers and collections, to achieve a targeted percentage expense savings annually. However, there is no guarantee that Citi will be able to maintain or reduce its level of expenses in the future, particularly as expenses incurred in Citi’s foreign entities are subject to foreign exchange volatility, and regulatory compliance and legal and related costs are difficult to predict or control, particularly given the current regulatory and litigation environment. Moreover, Citi has incurred, and will likely continue to incur, costs of investing in its businesses. These investments may not be as productive as Citi expects or at all. Furthermore, as the wind down of Citi Holdings slows, Citi’s ability to continue to reduce its expenses as a result of this wind down will also decline.

The value of Citi’s deferred tax assets (DTAs) could be reduced if corporate tax rates in the U.S. or certain state or foreign jurisdictions are decreased or as a result of other potential significant changes in the U.S. corporate tax system.
There have been discussions in Congress and by the Obama Administration regarding potentially decreasing the U.S. corporate tax rate. Similar discussions have taken place in certain state and foreign jurisdictions. While Citi may benefit in some respects from any decreases in these corporate tax rates, any reduction in the U.S., state or foreign corporate tax rates would result in a decrease to the value of Citi’s DTAs, which could be significant. There have also been recent discussions of more sweeping changes to the U.S. tax system, including changes to the tax treatment of foreign business income. It is uncertain whether or when any such tax reform proposals will be enacted into law, and whether or how they will affect Citi’s ability to make effective use of its DTAs.

The expiration of a provision of the U.S. tax law that allows Citi to defer U.S. taxes on certain active financing income could significantly increase Citi’s tax expense.
Citi’s tax provision has historically been reduced because active financing income earned and indefinitely reinvested outside the U.S. is taxed at the lower local tax rate rather than at the higher U.S. tax rate. Such reduction has been dependent upon a provision of the U.S. tax law that defers the imposition of U.S. taxes on certain active financing income until that income is repatriated to the U.S. as a dividend. This “active financing exception” expired on December 31, 2011 with respect to taxable years beginning after such date. While the exception has been scheduled to expire on numerous prior occasions, Congress has extended it each time, including retroactively to the start of the tax year. Congress could still take action to retroactively extend the active financing exception to the beginning of 2012. However, there can be no assurance that it will do so. If the exception is not extended, the U.S. tax imposed on Citi’s active financing income earned outside the U.S. would increase, which could further result in Citi’s tax expense increasing significantly, particularly beginning in 2013.

Citi’s operational systems and networks have been, and will continue to be, vulnerable to an increasing risk of continually evolving cybersecurity or other technological risks which could result in the disclosure of confidential client or customer information, damage to Citi’s reputation, additional costs to Citi, regulatory penalties and financial losses.
A significant portion of Citi’s operations relies heavily on the secure processing, storage and transmission of confidential and other information as well as the monitoring of a large number of complex transactions on a minute-by-minute basis. For example, through its global consumer banking, credit card and Transaction Services businesses, Citi obtains and stores an extensive amount of personal and client-specific information for its retail, corporate and governmental customers and clients and must accurately record and reflect their extensive account transactions. These activities have been, and will continue to be, subject to an increasing risk of cyber attacks, the nature of which is continually evolving.
     Citi’s computer systems, software and networks have been and will continue to be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events. These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. If one or more of these events occurs, it could result in the disclosure of confidential client information, damage to Citi’s reputation with its clients and the market, additional costs to Citi (such as repairing systems or adding new personnel or protection technologies), regulatory penalties and financial losses, to both Citi and its clients and customers. Such events could also cause interruptions or malfunctions in the operations of Citi (such as the lack of availability of Citi’s online banking system), as well as the operations of its clients, customers or other third parties. Given the high volume of transactions at Citi, certain errors or actions may be repeated or compounded before they are discovered and rectified, which would further increase these costs and consequences.
     Citi has recently been subject to intentional cyber incidents from external sources, including (i) data breaches, which resulted in unauthorized access to customer account data and interruptions of services to customers; (ii) malicious software attacks on client systems, which in turn allowed unauthorized entrance to Citi’s systems under the guise of a client and the extraction of client data; and (iii) denial of service attacks, which attempted to interrupt service to clients and customers. While Citi was able to detect these prior incidents before they became significant, they still resulted in losses as well as increases in expenditures to monitor against the threat of similar future cyber incidents. There can be no assurance that such incidents, or other cyber incidents, will not occur again, and they could occur more frequently and on a more significant scale.

     In addition, third parties with which Citi does business may also be sources of cybersecurity or other technological risks. Citi outsources certain functions, such as processing of customer credit card transactions, which results in the storage and processing of customer information by third parties. While Citi engages in certain actions to reduce the exposure resulting from outsourcing, such as limiting third-party access to the least privileged level necessary to perform job functions and restricting third-party processing to systems stored within Citi’s data centers, unauthorized access, loss or destruction of data or other cyber incidents could occur, resulting in similar costs and consequences to Citi as those discussed above. Furthermore, because financial institutions are becoming increasingly interconnected with central agents, exchanges and clearing houses, including through the derivatives provisions of the Dodd-Frank Act, Citi has increased exposure to operational failure or cyber attacks through third parties.
     While Citi maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

Citi’s financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future, sometimes significant.
Pursuant to U.S. GAAP, Citi is required to use certain assumptions and estimates in preparing its financial statements, including in determining credit loss reserves, reserves related to litigation and regulatory exposures, mortgage representation and warranty claims and the fair value of certain assets and liabilities, among other items. If the assumptions or estimates underlying Citi’s financial statements are incorrect, Citi may experience significant losses. For additional information on the key areas for which assumptions and estimates are used in preparing Citi’s financial statements, see “Significant Accounting Policies and Significant Estimates” below, and for further information relating to litigation and regulatory exposures, see Note 29 to the Consolidated Financial Statements.

Citi is subject to a significant number of legal and regulatory proceedings that are often highly complex, slow to develop and are thus difficult to predict or estimate.
At any given time, Citi is defending a significant number of legal and regulatory proceedings. The volume of claims and the amount of damages and penalties claimed in litigation, arbitration and regulatory proceedings against financial institutions remain high, and could further increase in the future. See, for example, “—Citi is subject to extensive litigation, investigations and inquiries pertaining to a myriad of mortgage-related activities that could take significant time to resolve and may subject Citi to extensive liability, including in the form of penalties and other equitable remedies, that could negatively impact Citi’s future results of operations.”
     Proceedings brought against Citi may result in judgments, settlements, fines, penalties, disgorgement, injunctions, business improvement orders or other results adverse to it, which could materially and negatively affect Citi’s businesses, financial condition or results of operations, require material changes in Citi’s operations, or cause Citi reputational harm. Moreover, the many large claims asserted against Citi are highly complex and slow to develop, and they may involve novel or untested legal theories. The outcome of such proceedings may thus be difficult to predict or estimate until late in the proceedings, which may last several years. In addition, certain settlements are subject to court approval and may not be approved. Although Citi establishes accruals for its litigation and regulatory matters according to accounting requirements, the amount of loss ultimately incurred in relation to those matters may be substantially higher or lower than the amounts accrued.
     In addition, while Citi takes numerous steps to prevent and detect employee misconduct, such as fraud, employee misconduct is not always possible to deter or prevent, and the extensive precautions Citi takes to prevent and detect this activity may not be effective in all cases, which could subject it to additional liability. Moreover, the “whistle-blower” provisions of the Dodd-Frank Act provide substantial financial incentives for persons to report alleged violations of law to the SEC and the CFTC. The final rules implementing these provisions for the SEC and CFTC became effective in August and October 2011, respectively. As such, there continues to be much uncertainty as to whether these new reporting provisions will incentivize and lead to an increase in the number of claims that Citi will have to investigate or against which Citi will have to defend itself, thus potentially further increasing Citi’s legal liabilities.
     For additional information relating to Citi’s potential exposure relating to legal and regulatory matters, see Note 29 to the Consolidated Financial Statements.

Failure to maintain the value of the Citi brand could harm Citi’s global competitive advantage, results of operations and strategy.
As Citi enters into its 200th year of operations in 2012, one of its most valuable assets is the Citi brand. Citi’s ability to continue to leverage its extensive global footprint, and thus maintain one of its key competitive advantages, depends on the continued strength and recognition of the Citi brand, including in emerging markets as other financial institutions grow their operations in these markets and competition intensifies. As referenced above, as a result of the economic crisis in the U.S. as well as the continuing adverse economic climate globally, Citi, like other financial institutions, is subject to an increased level of distrust, scrutiny and skepticism from numerous constituencies, including the general public. The Citi brand could be further harmed if its public image or reputation were to be tarnished by negative publicity, whether or not true, about Citi or the financial services industry in general, or by a negative perception of Citi’s short-term or long-term financial prospects. Maintaining, promoting and positioning the Citi brand will depend largely on Citi’s ability to provide consistent, high-quality financial services and products to its clients and customers around the world. Failure to maintain its brand could hurt Citi’s competitive advantage, results of operations and strategy.

Citi may incur significant losses if its risk management processes and strategies are ineffective, and concentration of risk increases the potential for such losses.
Citi monitors and controls its risk exposure across businesses, regions and critical products through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While Citi employs a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes. Market conditions over the last several years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.
     Concentration of risk increases the potential for significant losses. Because of concentration of risk, Citi may suffer losses even when economic and market conditions are generally favorable for Citi’s competitors. These concentrations can limit, and have limited, the effectiveness of Citi’s hedging strategies and have caused Citi to incur significant losses, and they may do so again in the future. In addition, Citi extends large commitments as part of its credit origination activities. If Citi is unable to reduce its credit risk by selling, syndicating or securitizing these positions, including during periods of market dislocation, Citi’s results of operations could be negatively affected due to a decrease in the fair value of the positions, as well as the loss of revenues associated with selling such securities or loans.
     Although Citi’s activities expose it to the credit risk of many different entities and counterparties, Citi routinely executes a high volume of transactions with counterparties in the financial services sector, including banks, other financial institutions, insurance companies, investment banks and government and central banks. This has resulted in significant credit concentration with respect to this sector. To the extent regulatory or market developments lead to an increased centralization of trading activity through particular clearing houses, central agents or exchanges, this could increase Citi’s concentration of risk in this sector.

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
     Citigroup’s risk management framework is designed to balance corporate oversight with well-defined independent risk management functions. Enhancements continued to be made to the risk management framework throughout 2011 based on guiding principles established by Citi’s Chief Risk Officer:

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

     The Chief Risk Officer, working closely with the Citi Chief Executive Officer and established management committees, and with oversight from the Risk Management and Finance Committee of the Board of Directors as well as the full Board of Directors, is responsible for:

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
     In addition to facilitating the management of risk across these three dimensions, the independent risk management organization also includes the business management team to ensure that the risk organization has the appropriate infrastructure, processes and management reporting. This team includes:

  the risk capital group, which continues to enhance the risk capital model and ensure that it is consistent across all business activities;
  the risk architecture group, which ensures Citi has integrated systems and common metrics, thereby allowing Citi to aggregate and stress test exposures across the institution;
  the enterprise risk management group, which focuses on improving Citi’s operational processes across businesses and regions (see “Operational Risk” below); and
  the office of the Chief Administrative Officer, which focuses on re-engineering and risk communications, including maintaining critical regulatory relationships.

     Each of the Business, Regional and Product Chief Risk Officers, as well as the heads of the groups in the business management team, report to Citi’s Chief Risk Officer, who reports directly to the Chief Executive Officer.

Risk Aggregation and Stress Testing
While Citi’s major risk areas are described individually on the following pages, these risks are also reviewed and managed in conjunction with one another and across the various businesses.
     The Chief Risk Officer, as noted above, monitors and controls major risk exposures and concentrations across the organization. This means aggregating risks, within and across businesses, as well as subjecting those risks to alternative stress scenarios in order to assess the potential economic impact they may have on Citigroup.
     Comprehensive stress tests are in place across Citi for trading, available-for-sale and accrual portfolios. These firm-wide stress reports measure the potential impact to Citi and its component businesses of very large changes in various types of key risk factors (e.g., interest rates, credit spreads, etc.), as well as the potential impact of a number of historical and hypothetical forward-looking systemic stress scenarios.
     Supplementing the stress testing described above, Citi independent risk management, working with input from the businesses and finance, provides periodic updates to senior management on significant potential areas of concern across Citigroup that can arise from risk concentrations, financial market participants, and other systemic issues. These areas of focus are intended to be forward-looking assessments of the potential economic impacts to Citi that may arise from these exposures. Risk management also provides reports to the Risk Management and Finance Committee of the Board of Directors, as well as the full Board of Directors, on these matters.
     The stress-testing and focus-position exercises are a supplement to the standard limit-setting and risk-capital exercises described below, as these processes incorporate events in the marketplace and within Citi that impact the firm’s outlook on the form, magnitude, correlation and timing of identified risks that may arise. In addition to enhancing awareness and understanding of potential exposures, the results of these processes then serve as the starting point for developing risk management and mitigation strategies.

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

Loans Outstanding

In millions of dollars at year end	2011	2010	2009	2008	2007
Consumer loans
In U.S. offices
Mortgage and real estate (1)	$139,177	$151,469	$183,842	$219,482	$240,644
Installment, revolving credit, and other	15,616	28,291	58,099	64,319	69,379
Cards (2)(3)	117,908	122,384	28,951	44,418	46,559
Commercial and industrial	4,766	5,021	5,640	7,041	7,716
Lease financing	1	2	11	31	3,151
	$277,468	$307,167	$276,543	$335,291	$367,449
In offices outside the U.S.
Mortgage and real estate (1)	$52,052	$52,175	$47,297	$44,382	$49,326
Installment, revolving credit, and other	34,613	38,024	42,805	41,272	70,205
Cards	38,926	40,948	41,493	42,586	46,176
Commercial and industrial	20,366	16,684	14,780	16,814	18,422
Lease financing	711	665	331	304	1,124
	$146,668	$148,496	$146,706	$145,358	$185,253
Total Consumer loans	$424,136	$455,663	$423,249	$480,649	$552,702
Unearned income	(405)	69	808	738	787
Consumer loans, net of unearned income	$423,731	$455,732	$424,057	$481,387	$553,489
Corporate loans
In U.S. offices
Commercial and industrial	$21,667	$14,334	$15,614	$26,447	$20,696
Loans to financial institutions (2)	33,265	29,813	6,947	10,200	8,778
Mortgage and real estate (1)	20,698	19,693	22,560	28,043	18,403
Installment, revolving credit, and other	15,011	12,640	17,737	22,050	26,539
Lease financing	1,270	1,413	1,297	1,476	1,630
	$91,911	$77,893	$64,155	$88,216	$76,046
In offices outside the U.S.
Commercial and industrial	$79,373	$71,618	$66,747	$79,421	$94,188
Installment, revolving credit, and other	14,114	11,829	9,683	17,441	21,037
Mortgage and real estate (1)	6,885	5,899	9,779	11,375	9,981
Loans to financial institutions	29,794	22,620	15,113	18,413	20,467
Lease financing	568	531	1,295	1,850	2,292
Governments and official institutions	1,576	3,644	2,949	773	1,029
	$132,310	$116,141	$105,566	$129,273	$148,994
Total Corporate loans	$224,221	$194,034	$169,721	$217,489	$225,040
Unearned income	(710)	(972)	(2,274)	(4,660)	(536)
Corporate loans, net of unearned income	$223,511	$193,062	$167,447	$212,829	$224,504
Total loans—net of unearned income	$647,242	$648,794	$591,504	$694,216	$777,993
Allowance for loan losses—on drawn exposures	(30,115)	(40,655)	(36,033)	(29,616)	(16,117)
Total loans—net of unearned income and allowance for credit losses	$617,127	$608,139	$555,471	$664,600	$761,876
Allowance for loan losses as a percentage of total loans—net of
unearned income (3)	4.69%	6.31%	6.09%	4.27%	2.07%
Allowance for Consumer loan losses as a percentage of total Consumer
loans—net of unearned income (3)	6.45%	7.80%	6.70%	4.61%	2.26%
Allowance for Corporate loan losses as a percentage of total Corporate
loans—net of unearned income (3)	1.31%	2.76%	4.56%	3.48%	1.61%

(1)	Loans secured primarily by real estate.
(2)	2011 and 2010 include the impact of consolidating entities in connection with Citi’s adoption of SFAS 167. See Note 1 to the Consolidated Financial Statements.
(3)	Excludes loans in 2011 and 2010 that are carried at fair value.

Details of Credit Loss Experience

In millions of dollars at year end	2011	2010	2009	2008	2007
Allowance for loan losses at beginning of year	$40,655	$36,033	$29,616	$16,117	$8,940
Provision for loan losses
Consumer	$12,512	$25,119	$32,407	$27,942	$15,660
Corporate	(739)	75	6,353	5,732	1,172
	$11,773	$25,194	$38,760	$33,674	$16,832
Gross credit losses
Consumer
In U.S. offices	$15,767	$24,183	$17,637	$11,624	$5,765
In offices outside the U.S.	5,397	6,890	8,819	7,172	5,165
Corporate
Mortgage and real estate
In U.S. offices	182	953	592	56	1
In offices outside the U.S.	171	286	151	37	3
Governments and official institutions outside the U.S.	—	—	—	3	—
Loans to financial institutions
In U.S. offices	215	275	274	—	—
In offices outside the U.S.	391	111	448	463	69
Commercial and industrial
In U.S. offices	392	1,222	3,299	627	635
In offices outside the U.S.	649	571	1,564	778	226
	$23,164	$34,491	$32,784	$20,760	$11,864
Credit recoveries
Consumer
In U.S. offices	$1,467	$1,323	$576	$585	$695
In offices outside the U.S.	1,273	1,315	1,089	1,050	966
Corporate
Mortgage and real estate
In U.S. offices	27	130	3	—	3
In offices outside the U.S.	2	26	1	1	—
Governments and official institutions outside the U.S.	—	—	—	—	4
Loans to financial institutions
In U.S. offices	—	—	—	—	—
In offices outside the U.S.	89	132	11	2	1
Commercial and industrial
In U.S. offices	175	591	276	6	49
In offices outside the U.S.	93	115	87	105	220
	$3,126	$3,632	$2,043	$1,749	$1,938
Net credit losses
In U.S. offices	$14,887	$24,589	$20,947	$11,716	$5,654
In offices outside the U.S.	5,151	6,270	9,794	7,295	4,272
Total	$20,038	$30,859	$30,741	$19,011	$9,926
Other—net (1)	$(2,275)	$10,287	$(1,602)	$(1,164)	$271
Allowance for loan losses at end of year (2)	$30,115	$40,655	$36,033	$29,616	$16,117

Allowance for unfunded lending commitments (3)	$1,136	$1,066	$1,157	$887	$1,250
Total allowance for loans, leases and unfunded lending commitments	$31,251	$41,721	$37,190	$30,503	$17,367
Net Consumer credit losses	$18,424	$28,435	$24,791	$17,161	$9,269
As a percentage of average Consumer loans	4.20%	5.74%	5.43%	3.34%	1.87%
Net Corporate credit losses (recoveries)	$1,614	$2,424	$5,950	$1,850	$657
As a percentage of average Corporate loans	0.79%	1.27%	3.13%	0.84%	0.30%
Allowance for loan losses at end of period (4)
Citicorp	$12,656	$17,075	$10,731	$8,202	$5,262
Citi Holdings	17,459	23,580	25,302	21,414	10,855
Total Citigroup	$30,115	$40,655	$36,033	$29,616	$16,117
Allowance by type
Consumer	$27,236	$35,406	$28,347	$22,204	$12,493
Corporate	2,879	5,249	7,686	7,412	3,624
Total Citigroup	$30,115	$40,655	$36,033	$29,616	$16,117

See footnotes on the next page.

(1)	2011 includes reductions of approximately $1.6 billion related to the sale or transfer to held-for-sale of various U.S. loan portfolios, approximately $240 million related to the sale of the Egg Banking PLC credit card business, approximately $72 million related to the transfer of the Citi Belgium business to held-for-sale and approximately $290 million related to FX translation. 2010 primarily includes an addition of $13.4 billion related to the impact of consolidating entities in connection with Citi’s adoption of SFAS 166/167 (see Note 1 to the Consolidated Financial Statements) and reductions of approximately $2.7 billion related to the sale or transfer to held-for-sale of various U.S. loan portfolios and approximately $290 million related to the transfer of a U.K. first mortgage portfolio to held-for-sale. 2009 primarily includes reductions to the loan loss reserve of approximately $543 million related to securitizations, approximately $402 million related to the sale or transfer to held-for-sale of U.S. real estate lending loans, and $562 million related to the transfer of the U.K. cards portfolio to held-for-sale. 2008 primarily includes reductions to the loan loss reserve of approximately $800 million related to FX translation, $102 million related to securitizations, $244 million for the sale of the German retail banking operation, and $156 million for the sale of CitiCapital, partially offset by additions of $106 million related to the Cuscatlán and Bank of Overseas Chinese acquisitions. 2007 primarily includes reductions to the loan loss reserve of $475 million related to securitizations and transfer of loans to held-for-sale and of $83 million related to the transfer of the U.K. CitiFinancial portfolio to held-for-sale, offset by additions of $610 million related to the acquisitions of Egg, Nikko Cordial, Grupo Cuscatlán and Grupo Financiero Uno.
(2)	Included in the allowance for loan losses are reserves for loans that have been modified subject to troubled debt restructurings (TDRs) of $8,772 million, $7,609 million, $4,819 million, and $2,180 million, as of December 31, 2011, December 31, 2010, December 31, 2009, and December 31, 2008, respectively.
(3)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(4)	Allowance for loan losses represents management’s best estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and TDRs. See “Significant Accounting Policies and Significant Estimates.” Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Loan Losses (continued)
The following table details information on Citi’s allowance for loan losses, loans and coverage ratios as of December 31, 2011:

			December 31, 2011
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans (1)
North America Cards (2)	$10.1	$118.7	8.5%
North America Residential Mortgages	10.0	138.9	7.3
North America Other	1.6	23.5	6.8
International Cards	2.8	40.1	7.0
International Other (3)	2.7	102.5	2.6
Total Consumer	$27.2	$423.7	6.5%

Total Corporate	$2.9	$223.5	1.3%

Total Citigroup	$30.1	$647.2	4.7%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.
(2)	Includes both Citi-branded and retail partner cards.
(3)	Includes mortgages and other retail loans.

Non-Accrual Loans and Assets and Renegotiated Loans
The following pages include information on Citi’s “Non-Accrual Loans and Assets” and “Renegotiated Loans.” There is a certain amount of overlap among these categories. The following general summary provides a basic description of each category:

Non-Accrual Loans and Assets:

  Corporate and Consumer (commercial market) non-accrual status is based on the determination that payment of interest or principal is doubtful.
  Consumer non-accrual status is based on aging, i.e., the borrower has fallen behind in payments.
  North America Citi-branded and retail partner cards are not included because, under industry standards, they accrue interest until charge-off.

Renegotiated Loans:

  Both Corporate and Consumer loans whose terms have been modified in a TDR.
  Includes both accrual and non-accrual TDRs.

Non-Accrual Loans and Assets
The table below summarizes Citigroup’s non-accrual loans as of the periods indicated. Non-accrual loans are loans in which the borrower has fallen behind in interest payments or, for Corporate and Consumer (commercial market) loans, where Citi has determined that the payment of interest or principal is doubtful and which are therefore considered impaired. In situations where Citi reasonably expects that only a portion of the principal and/or interest owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income. There is no industry-wide definition of non-accrual assets, however, and as such, analysis across the industry is not always comparable.
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

Non-Accrual Loans

In millions of dollars	2011	2010	2009	2008	2007
Citicorp	$4,018	$4,909	$5,353	$3,282	$2,027
Citi Holdings	7,208	14,498	26,387	19,015	6,941
Total non-accrual loans (NAL)	$11,226	$19,407	$31,740	$22,297	$8,968
Corporate non-accrual loans (1)
North America	$1,246	$2,112	$5,621	$2,660	$291
EMEA	1,293	5,337	6,308	6,330	1,152
Latin America	362	701	569	229	119
Asia	335	470	981	513	103
Total corporate non-accrual loans	$3,236	$8,620	$13,479	$9,732	$1,665
Citicorp	$2,217	$3,091	$3,238	$1,453	$247
Citi Holdings	1,019	5,529	10,241	8,279	1,418
Total corporate non-accrual loans	$3,236	$8,620	$13,479	$9,732	$1,665
Consumer non-accrual loans (1)
North America	$6,046	$8,540	$15,111	$9,617	$4,841
EMEA	387	652	1,159	948	696
Latin America	1,107	1,019	1,340	1,290	1,133
Asia	450	576	651	710	633
Total consumer non-accrual loans	$7,990	$10,787	$18,261	$12,565	$7,303
Citicorp	$1,801	$1,818	$2,115	$1,829	$1,780
Citi Holdings	6,189	8,969	16,146	10,736	5,523
Total consumer non-accrual loans	$7,990	$10,787	$18,261	$12,565	$7,303

(1)	Excludes purchased distressed loans as they are generally accreting interest. The carrying value of these loans was $511 million at December 31, 2011, $469 million at December 31, 2010, $920 million at December 31, 2009, $1.510 billion at December 31, 2008, and $2.373 billion at December 31, 2007.

Statement continues on the next page

Non-Accrual Loans and Assets (continued)
The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

In millions of dollars	2011	2010	2009	2008	2007
OREO
Citicorp	$71	$826	$874	$371	$541
Citi Holdings	480	863	615	1,022	679
Corporate/Other	15	14	11	40	8
Total OREO	$566	$1,703	$1,500	$1,433	$1,228
North America	$441	$1,440	$1,294	$1,349	$1,168
EMEA	73	161	121	66	40
Latin America	51	47	45	16	17
Asia	1	55	40	2	3
Total OREO	$566	$1,703	$1,500	$1,433	$1,228
Other repossessed assets	$1	$28	$73	$78	$99

Non-accrual assets—Total Citigroup	2011	2010	2009	2008	2007
Corporate non-accrual loans	$3,236	$8,620	$13,479	$9,732	$1,665
Consumer non-accrual loans	7,990	10,787	18,261	12,565	7,303
Non-accrual loans (NAL)	$11,226	$19,407	$31,740	$22,297	$8,968
OREO	566	1,703	$1,500	$1,433	$1,228
Other repossessed assets	1	28	73	78	99
Non-accrual assets (NAA)	$11,793	$21,138	$33,313	$23,808	$10,295
NAL as a percentage of total loans	1.73%	2.99%	5.37%	3.21%	1.15%
NAA as a percentage of total assets	0.63	1.10	1.79	1.23	0.47
Allowance for loan losses as a percentage of NAL (1)(2)	268	209	114	133	180

(1)	The $6.403 billion of non-accrual loans transferred from the held-for-sale portfolio to the held-for-investment portfolio during the fourth quarter of 2008 were marked to market at the transfer date and, therefore, no allowance was necessary at the time of the transfer. $2.426 billion of the par value of the loans reclassified was written off prior to transfer.
(2)	The allowance for loan losses includes the allowance for credit card and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until write-off.

Non-accrual assets—Total Citicorp	2011	2010	2009	2008	2007
Non-accrual loans (NAL)	$4,018	$4,909	$5,353	$3,282	$2,027
OREO	71	826	874	371	541
Other repossessed assets	N/A	N/A	N/A	N/A	N/A
Non-accrual assets (NAA)	$4,089	$5,735	$6,227	$3,653	$2,568
NAA as a percentage of total assets	0.31%	0.45%	0.55%	0.34%	0.21%
Allowance for loan losses as a percentage of NAL (1)	315	348	200	250	242

Non-accrual assets—Total Citi Holdings	2011	2010	2009	2008	2007
Non-accrual loans (NAL)	$7,208	$14,498	$26,387	$19,015	$6,941
OREO	480	863	615	1,022	679
Other repossessed assets	N/A	N/A	N/A	N/A	N/A
Non-accrual assets (NAA)	$7,688	$15,361	$27,002	$20,037	$7,620
NAA as a percentage of total assets	2.86%	4.28%	5.54%	3.08%	0.86%
Allowance for loan losses as a percentage of NAL (1)	242	163	96	113	161

(1)	The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until write-off.
N/A	Not available at the Citicorp or Citi Holdings level.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs.

	Dec. 31,	Dec. 31,
In millions of dollars	2011	2010
Corporate renegotiated loans (1)
In U.S. offices
Commercial and industrial (2)	$206	$240
Mortgage and real estate (3)	241	61
Loans to financial institutions	552	671
Other	79	28
	$1,078	$1,000
In offices outside the U.S.
Commercial and industrial (2)	$223	$207
Mortgage and real estate (3)	17	90
Loans to financial institutions	12	11
Other	6	7
	$258	$315
Total Corporate renegotiated loans	$1,336	$1,315

Consumer renegotiated loans (4)(5)(6)(7)
In U.S. offices
Mortgage and real estate	$21,429	$17,717
Cards	5,766	4,747
Installment and other	1,357	1,986
	$28,552	$24,450
In offices outside the U.S.
Mortgage and real estate	$936	$927
Cards	929	1,159
Installment and other	1,342	1,875
	$3,207	$3,961
Total Consumer renegotiated loans	$31,759	$28,411

(1)	Includes $455 million and $553 million of non-accrual loans included in the non-accrual assets table above, at December 31, 2011 and December 31, 2010, respectively. The remaining loans are accruing interest.
(2)	In addition to modifications reflected as TDRs at December 31, 2011, Citi also modified $39 million and $421 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in U.S. offices and offices outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).
(3)	In addition to modifications reflected as TDRs at December 31, 2011, Citi also modified $185 million and $33 million of commercial real estate loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in U.S. offices and in offices outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).
(4)	Includes $2,371 million and $2,751 million of non-accrual loans included in the non-accrual assets table above at December 31, 2011 and December 31, 2010, respectively. The remaining loans are accruing interest.
(5)	Includes $19 million and $22 million of commercial real estate loans at December 31, 2011 and December 31, 2010, respectively.
(6)	Includes $257 million and $177 million of commercial loans at December 31, 2011 and December 31, 2010, respectively.
(7)	Smaller-balance homogeneous loans were derived from Citi’s risk management systems.

     In certain circumstances, Citigroup modifies certain of its Corporate loans involving a non-troubled borrower. These modifications are subject to Citi’s normal underwriting standards for new loans and are made in the normal course of business to match customers’ needs with available Citi products or programs (these modifications are not included in the table above). In other cases, loan modifications involve a troubled borrower to whom Citi may grant a concession (modification). Modifications involving troubled borrowers may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction or waiver of accrued interest or fees. See “Consumer Loan Modification Programs” below.

Forgone Interest Revenue on Loans (1)

		In non-
	In U.S.	U.S.	2011
In millions of dollars	offices	offices	total
Interest revenue that would have been accrued
at original contractual rates (2)	$3,597	$1,276	$4,873
Amount recognized as interest revenue (2)	1,539	415	1,954
Forgone interest revenue	$2,058	$861	$2,919

(1)	Relates to Corporate non-accruals, renegotiated loans and Consumer loans on which accrual of interest has been suspended.
(2)	Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

Loan Maturities and Fixed/Variable Pricing Corporate Loans

	Due	Over 1 year
	within	but within	Over 5
In millions of dollars at year end 2011	1 year	5 years	years	Total
Corporate loan portfolio
maturities
In U.S. offices
Commercial and
industrial loans	$10,053	$7,600	$4,014	$21,667
Financial institutions	15,434	11,668	6,163	33,265
Mortgage and real estate	9,603	7,260	3,835	20,698
Lease financing	589	446	235	1,270
Installment, revolving
credit, other	6,965	5,265	2,781	15,011
In offices outside the U.S.	91,060	31,725	9,525	132,310
Total corporate loans	$133,704	$63,964	$26,553	$224,221
Fixed/variable pricing of
corporate loans with
maturities due after one
year (1)
Loans at fixed interest rates		$7,005	$5,741
Loans at floating or adjustable
interest rates		56,959	20,812
Total		$63,964	$26,553

(1)	Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 23 to the Consolidated Financial Statements.

U.S. Consumer Mortgage and Real Estate Loans

	Due	Over 1 year
	within	but within	Over 5
In millions of dollars at year end 2011	1 year	5 years	years	Total
U.S. Consumer mortgage
loan portfolio type
First mortgages	$219	$1,143	$95,757	$97,119
Second mortgages	858	14,457	26,743	42,058
Total	$1,077	$15,600	$122,500	$139,177
Fixed/variable pricing of
U.S. Consumer
mortgage loans with
maturities due after one year
Loans at fixed interest rates		$888	$83,159
Loans at floating or adjustable
interest rates		14,712	39,341
Total		$15,600	$122,500

North America Consumer Mortgage Lending

Overview
Citi’s North America Consumer mortgage portfolio consists of both residential first mortgages and home equity loans. As of December 31, 2011, Citi’s North America Consumer residential first mortgage portfolio totaled $95.4 billion, while the home equity loan portfolio was $43.5 billion. Of the first mortgages, $67.5 billion are recorded in LCL within Citi Holdings, with the remaining $27.9 billion recorded in Citicorp. With respect to the home equity loan portfolio, $40.0 billion are recorded in LCL, and $3.5 billion are reported in Citicorp.
     Citi’s residential first mortgage portfolio included $9.2 billion of loans with FHA insurance or VA guarantees as of December 31, 2011. This portfolio consists of loans originated to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally has higher loan-to-value ratios (LTVs). Losses on FHA loans are borne by the sponsoring agency, provided that the insurance terms have not been rescinded as a result of an origination defect. With respect to VA loans, the VA establishes a loan-level loss cap, beyond which Citi is liable for loss. While FHA and VA loans have high delinquency rates, given the insurance and guarantees, respectively, Citi has experienced negligible credit losses on these loans to date.
     Also as of December 31, 2011, the residential first mortgage portfolio included $1.6 billion of loans with LTVs above 80%, which have insurance through mortgage insurance companies, and $1.2 billion of loans subject to long-term standby commitments (LTSC) with U.S. government-sponsored entities (GSEs), for which Citi has limited exposure to credit losses. Citi’s home equity loan portfolio also included $0.4 billion of loans subject to LTSCs with GSEs, for which Citi also has limited exposure to credit losses. These guarantees and commitments may be rescinded in the event of origination defects.

     Citi’s allowance for loan loss calculations takes into consideration the impact of the guarantees and commitments referenced above.
     Citi does not offer option adjustable rate mortgages/negative amortizing mortgage products to its customers. As a result, option adjustable rate mortgages/negative amortizing mortgages represent an insignificant portion of total balances, since they were acquired only incidentally as part of prior portfolio and business purchases.
     As of December 31, 2011, Citi’s North America residential first mortgage portfolio contained approximately $15 billion of adjustable rate mortgages that are required to make a payment only of accrued interest for the payment period, or an interest-only payment. Borrowers that are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. Residential first mortgages with this payment feature are primarily to high-credit-quality borrowers that have on average significantly higher origination and refreshed FICO scores than other loans in the residential first mortgage portfolio.

North America Consumer Mortgage Quarterly Credit Trends—Delinquencies and Net Credit Losses—Residential First Mortgages
The following charts detail the quarterly trends in delinquencies and net credit losses for Citi’s residential first mortgage portfolio in North America. As referenced in the “Overview” section above, the majority of Citi’s residential first mortgage exposure arises from its portfolio within Citi Holdings – LCL.

Residential First Mortgages — Citigroup In billions of dollars

Residential First Mortgages — Citi Holdings In billions of dollars

Residential First Mortgage Delinquencies — Citi Holdings In billions of dollars

Notes:
– Totals may not sum due to rounding.
– For each of the tables above, days past due exclude U.S. mortgage loans that are guaranteed by U.S. government agencies, because the potential loss predominantly resides with the U.S. agencies and loans recorded at fair value.

     As previously disclosed, management actions, including asset sales and modification programs, have been the primary drivers of the improved asset performance within Citi’s residential first mortgage portfolio in Citi Holdings during the periods presented above. With respect to asset sales, in total, Citi has sold approximately $7.6 billion of delinquent first mortgages since the beginning of 2010, including $2.7 billion in 2011. As evidenced by the numbers above, the pace of Citi’s sales of residential first mortgages has slowed, primarily due to the lack of remaining eligible inventory and demand.
     Regarding modifications of residential first mortgages, since the third quarter of 2009, Citi has permanently modified approximately $6.1 billion of residential first mortgage loans under its HAMP and CSM programs, two of Citi’s more significant residential first mortgage modification programs. (For additional information on Citi’s significant residential first mortgage loan modification programs, see “Consumer Loan Modification Programs” below.) However, the pace of modification activity has also slowed due to the decrease in the inventory of residential first mortgage loans available for modification, primarily as a result of the significant levels of modifications in prior periods.
     As a result of these two converging trends and as set forth in the tables above, Citi’s residential first mortgage delinquency trends are beginning to show the impact of re-defaults of previously modified mortgages, including an increase in the 90+ days past due delinquencies during the fourth quarter of 2011, although the re-default rates for the HAMP and CSM programs continued to track favorably versus expectations as of December 31, 2011. While net credit losses in this portfolio decreased during the periods set forth above, if delinquencies continue to increase, Citi could begin experiencing increasing net credit losses in this portfolio going forward. Citi has taken these trends and uncertainties, including the potential for re-defaults, into consideration in determining its loan loss reserves. See “North America Consumer Mortgages – Loan Loss Reserve Coverage” below.

Residential First Mortgages – State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s residential first mortgages as of December 31, 2011 and December 31, 2010.

In billions of dollars	December 31, 2011					December 31, 2010
				%					%
		ENR	90+DPD	LTV >	Refreshed		ENR	90+DPD	LTV >	Refreshed
State (1)	ENR	(2) Distribution	%	100%	FICO	ENR	(2) Distribution	%	100%	FICO
CA	$22.6	28%	2.7%	38%	727	$23.0	27%	4.1%	40%	718
NY/NJ/CT	11.2	14	4.9	10	712	9.7	12	6.6	13	693
IN/OH/MI	4.6	6	6.3	44	650	5.0	6	8.3	46	636
FL	4.3	5	10.2	57	668	4.7	6	12.2	59	656
IL	3.5	4	7.2	45	686	3.5	4	8.3	44	669
AZ/NV	2.3	3	5.7	73	698	2.6	3	8.2	73	688
Other	33.2	41	5.8	21	663	35.2	42	7.0	21	650
Total	$81.7	100%	5.1%	30%	689	$83.7	100%	6.6%	32%	675

(1)	Certain of the states are included as part of a region based on Citi’s view of similar home prices (HPI) within the region.
(2)	Ending net receivables. Excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs.

     As evidenced by the tables above, Citi’s residential first mortgages portfolio is primarily concentrated in California and the New York/New Jersey/Connecticut region (with New York as the largest of the three states). Year over year, the 90+ days past due delinquency rate improved across each of the states and regions shown in the tables. As referenced under “Citi Holdings—Residential First Mortgages” above, however, the vast majority of the improvement in these delinquency rates was driven by Citi’s continued asset sales of delinquent mortgages. As asset sales have slowed, Citi has observed deterioration in 90+ days past due delinquencies for each of the states and/or regions above, including during the fourth quarter of 2011. Combined with the increase in the average number of days to foreclosure (see discussion under “Foreclosures” below) in all of these states and regions, Citi could experience continued deterioration in the 90+ days past due delinquency rate in these areas.

Foreclosures
As of December 31, 2011, approximately 2.5% of Citi’s residential first mortgage portfolio was actively in the foreclosure process, which Citi refers to as its “foreclosure inventory.” This was down from 3.1% at December 31, 2010. The decline in foreclosure inventory year over year was largely due to two separate trends. First, during 2011, there were fewer residential first mortgages moving into Citi’s foreclosure inventory primarily as a result of Citi’s continued asset sales of delinquent first mortgages (as discussed above), as well as increased state requirements for foreclosure filings. For example, certain states have increased the number of pre-foreclosure filings and notices required, including various requirements for affidavit filings and demand letters (including the contents of such letters), as well as required additional time to review a borrower’s loss mitigation activities prior to permitting a foreclosure filing. In addition, while Citi may generally begin the foreclosure process when loans are 90+ days past due, not all such loans become part of Citi’s foreclosure inventory as Citi may not refer such loans to foreclosure as it continues to work with the borrower pursuant to its loss mitigation programs, or for other reasons. This also decreased the number of residential first mortgages moving into Citi’s foreclosure inventory.
     Second, while loans exited foreclosure inventory during 2011, this was not necessarily due to completion of foreclosure and sale. Loans may exit foreclosure inventory if Citi renews efforts to work with the borrower pursuant to its loss mitigation programs, if the borrower enters bankruptcy proceedings, if Citi decides not to pursue the foreclosure, or for other reasons. In each of the circumstances described in the discussion above, however, the loans continue to age through Citi’s delinquency buckets and remain part of its non-accrual assets.
     In addition to the decline in the actual number of completed foreclosures, the overall foreclosure process has lengthened. This is particularly pronounced in judicial states (i.e., those states that require foreclosures to be processed via court approval)—including New York, New Jersey, Florida and Illinois—but has also occurred in non-judicial states where Citi has a higher concentration of residential first mortgages (see “Residential First Mortgages—State Delinquency Trends” above). The lengthening of the foreclosure process is due to numerous factors, including without limitation the increased state requirements referenced above, Citi’s continued work with borrowers through its various modification programs and the overall depressed state of home sales in certain of Citi’s high concentration markets. As one example of the lengthening of the foreclosure process, Citi’s aged foreclosure inventory (active foreclosures in process for two years or more), as a proportion of Citi’s total foreclosure inventory, more than doubled year over year. While the proportion of aged foreclosure inventory continued to represent a small portion of the total (approximately 10%, as of December 31, 2011), Citi believes this trend reflects the increased time involved in the foreclosure process, and believes this trend could continue due, in part, to the issues discussed above.
     When combined with the continued pressure on home prices, particularly in certain regions where Citi has a higher concentration of residential first mortgages, this lengthening of the foreclosure process also subjects Citi to increased “severity” risk, or the magnitude of the loss on the amount ultimately realized for the property subject to foreclosure, as well as increased ongoing costs related to the foreclosure process, such as property maintenance.

North America Consumer Mortgage Quarterly Credit Trends—Delinquencies and Net Credit Losses—Home Equity Loans
Citi’s home equity loan portfolio consists of both fixed rate home equity loans and loans extended under home equity lines of credit. Fixed rate home equity loans are fully amortizing. Home equity lines of credit allow for amounts to be drawn for a period of time and then, at the end of the draw period, the then-outstanding amount is converted to an amortizing loan. After conversion, the loan typically has a 20-year amortization repayment period.

     Historically, Citi’s home equity lines of credit typically had a 10-year draw period. Beginning in June 2010, Citi’s new originations of home equity lines of credit typically have a five-year draw period as Citi changed these terms to mitigate risk due to the economic environment and declining home prices. As of December 31, 2011, Citi’s home equity loan portfolio included approximately $25 billion of home equity lines of credit that are still within their revolving period and have not commenced amortization (the interest-only payment feature during the revolving period is standard for this product across the industry). The vast majority of Citi’s home equity loans extended under lines of credit as of December 31, 2011 will contractually begin to amortize after 2014.
     As of December 31, 2011, the percentage of U.S. home equity loans in a junior lien position where Citi also owned or serviced the first lien was approximately 31%. However, for all home equity loans (regardless of whether Citi owns or services the first lien), Citi manages its home equity loan account strategy through obtaining and reviewing refreshed credit bureau scores (which reflect the borrower’s performance on all of its debts, including a first lien, if any), refreshed LTV ratios and other borrower credit-related information. Historically, the default and delinquency statistics for junior liens where Citi also owns or services the first lien have been better than for those where Citi does not own or service the first lien, which Citi believes is generally attributable to origination channels and better credit characteristics of the portfolio, including FICO and LTV, for those junior liens where Citi also owns or services the first lien.

     The following charts detail the quarterly trends in delinquencies and net credit losses for Citi’s home equity loan portfolio in North America. Similar to Citi’s residential first mortgage portfolio, the majority of Citi’s home equity loan exposure arises from its portfolio within Citi Holdings – LCL.

Home Equity Loans — Citigroup In billions of dollars

Home Equity Loans — Citi Holdings In billions of dollars

Home Equity Loan Delinquencies — Citi Holdings In billions of dollars

Notes:
– Totals may not sum due to rounding.

     As evidenced by the tables above, the pace of improvement in home equity loan delinquencies has slowed or remained flat. Given the lack of market in which to sell delinquent home equity loans, as well as the relatively smaller number of home equity loan modifications and modification programs, Citi’s ability to offset increased delinquencies and net credit losses in its home equity loan portfolio in Citi Holdings has been more limited as compared to residential first mortgages, as discussed above. Accordingly, Citi could begin to experience increased delinquencies and thus increased net credit losses in this portfolio going forward. Citi has taken these trends and uncertainties into consideration in determining its loan loss reserves. See “North America Consumer Mortgages – Loan Loss Reserve Coverage” below.

Home Equity Loans– State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s home equity loans as of December 31, 2011 and December 31, 2010.

In billions of dollars	December 31, 2011						December 31, 2010
					%						%
			ENR	90+DPD	LTV >	Refreshed			ENR	90+DPD	LTV >	Refreshed
State (1)	ENR	(2)	Distribution	%	100%	FICO	ENR	(2)	Distribution	%	100%	FICO
CA	$11.2		27%	2.3%	50%	721	$12.7		27%	2.8%	48%	724
NY/NJ/CT	9.2		22	2.1	19	715	10.1		21	2.1	20	719
FL	2.8		7	3.3	69	698	3.2		7	3.9	68	698
IL	1.6		4	2.3	62	705	1.9		4	2.4	57	706
IN/OH/MI	1.5		4	2.6	66	678	1.8		4	3.3	64	671
AZ/NV	1.0		3	4.1	83	706	1.3		3	5.5	82	703
Other	13.7		33	2.3	46	695	16.3		34	2.4	44	693
Total	$41.0		100%	2.4%	45%	707	$47.3		100%	2.6%	44%	707

(1)	Certain of the states are included as part of a region based on Citi’s view of similar home prices (HPI) within the region.
(2)	Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs.

     Similar to residential first mortgages (see “Residential First Mortgages—State Delinquency Trends” above), at December 31, 2011, Citi’s home equity loan portfolio was primarily concentrated in California and the New York/New Jersey/Connecticut region. Year over year, 90+ days past due delinquencies improved or remained stable across each of the states and regions shown in the tables. See also “Consumer Mortgage FICO and LTV” below.

North America Consumer Mortgages – Loan Loss Reserve Coverage
At December 31, 2011, approximately $9.8 billion of Citi’s total loan loss reserves of $30.1 billion was allocated to North America real estate lending in Citi Holdings, representing approximately 31 months of coincident net credit loss coverage as of such date. With respect to Citi’s aggregate North America Consumer mortgage portfolio, including Citi Holdings as well as the residential first mortgages and home equity loans in Citicorp, Citi’s loan loss reserves of $10.0 billion at December 31, 2011 represented 30 months of coincident net credit loss coverage.

Consumer Mortgage FICO and LTV
As a consequence of the financial crisis, economic environment and the decrease in housing prices, LTV and FICO scores for Citi’s residential first mortgage and home equity loan portfolios have generally deteriorated since origination, particularly in the case of originations between 2006 and 2007, although, as set forth in the tables below, the negative migration has generally stabilized. Generally, on a refreshed basis, approximately 30% of residential first mortgages had a LTV ratio above 100%, compared to approximately 0% at origination. Similarly, approximately 36% of residential first mortgages had FICO scores less than 660 on a refreshed basis, compared to 27% at origination. With respect to home equity loans, approximately 45% of home equity loans had refreshed LTVs above 100%, compared to approximately 0% at origination. Approximately 24% of home equity loans had FICO scores less than 660 on a refreshed basis, compared to 9% at origination.

FICO and LTV Trend Information—North America
Consumer Mortgages

Residential First Mortgages
In billions of dollars

Residential Mortgage—90+ DPD %	4Q10	1Q11	2Q11	3Q11	4Q11
FICO ≥ 660, LTV ≤ 100%	0.3%	0.4%	0.3%	0.3%	0.4%
FICO ≥ 660, LTV > 100%	1.3%	1.1%	1.1%	1.2%	1.2%
FICO < 660, LTV ≤ 100%	12.8%	11.0%	9.8%	10.0%	10.7%
FICO < 660, LTV > 100%	20.4%	16.6%	15.3%	14.9%	16.5%

Home Equity Loans
In billions of dollars

Home Equity—90+ DPD %	4Q10	1Q11	2Q11	3Q11	4Q11
FICO ≥ 660, LTV ≤ 100%	0.1%	0.1%	0.1%	0.1%	0.3%
FICO ≥ 660, LTV > 100%	0.3%	0.3%	0.1%	0.1%	0.2%
FICO < 660, LTV ≤ 100%	7.7%	7.7%	7.0%	7.4%	7.6%
FICO < 660, LTV > 100%	12.1%	11.7%	10.1%	10.3%	10.3%

Notes:
–	Data appearing in the tables above have been sourced from Citi’s risk systems and, as such, may not reconcile with disclosures elsewhere generally due to differences in methodology or variations in the manner in which information is captured. Citi has noted such variations in instances where it believes they could be material to reconcile to the information presented elsewhere.
–	Tables exclude loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies (residential first mortgages table only), loans recorded at fair value (residential first mortgages table only) and loans subject to LTSCs.
–	Balances exclude deferred fees/costs.
–	Tables exclude balances for which FICO or LTV data is unavailable. For residential first mortgages, balances for which such data is unavailable includes $0.4 billion for 4Q10, $0.6 billion for 1Q11, and $0.4 billion in each of 2Q11, 3Q11 and 4Q11. For home equity loans, balances for which such data is unavailable includes $0.3 billion in 4Q10, $0.1 billion in 1Q11, $0.3 billion in 2Q11, $0.2 billion in 3Q11, and $0.2 billion in 4Q11.

     As evidenced by the table above, the overall proportion of 90+ days past due residential first mortgages with refreshed FICO scores of less than 660 decreased year over year. Citi believes that the deterioration in these 90+ days past due delinquency ratios from third to fourth quarter 2011 reflects the decline in Citi’s asset sales of delinquent first mortgages, the lengthening of the foreclosure process and the continued economic uncertainty, as discussed in the sections above.
     Although home equity loans are typically in junior lien positions and residential first mortgages are typically in a first lien position, residential first mortgages historically have experienced higher delinquency rates as compared to home equity loans. Citi believes this difference is primarily due to the fact that residential first mortgages are written down to collateral value less cost to sell at 180 days past due and remain in the delinquency population until full disposition through sale, repayment or foreclosure, whereas home equity loans are generally fully charged off at 180 days past due and thus removed from the delinquency calculation. In addition, due to the longer timelines to foreclose on a residential first mortgage (see “Foreclosures” above), these loans tend to remain in the delinquency statistics for a longer period and, consequently, the 90 days or more delinquencies of these mortgages remain higher.
     Despite this historically higher level of delinquencies for residential first mortgages, however, home equity loan delinquencies have generally decreased at a slower rate than residential first mortgage delinquencies. Citi believes this difference is due primarily to the lack of a market to sell delinquent home equity loans and the relatively smaller number of home equity loan modifications which, to date, have been the primary drivers of Citi’s first mortgage delinquency improvement (see “North America Consumer Mortgage Quarterly Credit Trends—Delinquencies and Net Credit Losses—Residential First Mortgages” above).

Mortgage Servicing Rights
To minimize credit and liquidity risk, Citi sells most of the mortgage loans it originates, but retains the servicing rights. These sale transactions create an intangible asset referred to as mortgage servicing rights (MSRs), which are recorded at fair value on Citi’s Consolidated Balance Sheet. The fair value of MSRs is primarily affected by changes in prepayments of mortgages that result from shifts in mortgage interest rates. Specifically, the fair value of MSRs declines with increased prepayments, and lower interest rates are generally one factor that tends to lead to increased prepayments. In managing this risk, Citi economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities and purchased securities classified as Trading account assets.
     Citi’s MSRs totaled $2.569 billion, $2.852 billion and $4.554 billion at December 31, 2011, September 30, 2011 and December 31, 2010, respectively. The decrease in the value of Citi’s MSRs from year end 2010 to year end 2011 primarily represented the impact from lower interest rates in addition to amortization.
     For additional information on Citi’s MSRs, see Note 22 to the Consolidated Financial Statements.

North America Cards

Overview
As of December 31, 2011, Citi’s North America cards portfolio consists of its Citi-branded portfolio in Citicorp—Global Consumer Banking and its retail partner cards portfolio in Citi Holdings—Local Consumer Lending. The substantial majority of the retail partner cards portfolio will be transferred to Citicorp—NA RCB, effective in the first quarter of 2012 (see “Executive Summary” and “Citi Holdings” above). As of December 31, 2011, the Citi-branded portfolio totaled $76 billion, while the retail partner cards portfolio was $43 billion.
     See “Consumer Loan Modification Programs” below for a discussion of Citi’s significant cards modification programs.

North America Cards Quarterly Credit Trends—Delinquencies and Net Credit Losses
The following charts detail the quarterly trends in delinquencies and net credit losses for Citigroup’s North America Citi-branded and retail partner cards portfolios. As evidenced by the charts, delinquencies and net credit losses continued to improve during 2011. Citi currently expects some continued improvement in these metrics, although at a slower pace as the portfolios stabilize.

Citi-Branded Cards – Citigroup

Retail Partner Cards – Citigroup

North America Cards–Loan Loss Reserve Coverage
At December 31, 2011, approximately $10.1 billion of Citi’s total loan loss reserves of $30.1 billion was allocated to Citi’s North America cards portfolios, representing over 17 months of coincident net credit loss coverage as of such date.

CONSUMER LOAN DETAILS

Consumer Loan Delinquency Amounts and Ratios

	Total
	loans	(7)	90+ days past due		(1)	30–89 days past due		(1)
	December 31,		December 31,			December 31,
In millions of dollars, except EOP loan amounts in billions	2011		2011	2010	2009	2011	2010	2009
Citicorp (2)(3)(4)
Total	$246.6		$2,410	$3,101	$4,103	$2,880	$3,553	$4,338
Ratio			0.98%	1.35%	1.83%	1.17%	1.55%	1.93%
Retail banking
Total	$133.3		$736	$760	$805	$1,039	$1,146	$1,107
Ratio			0.56%	0.66%	0.75%	0.79%	0.99%	1.03%
North America	38.9		235	228	106	213	212	81
Ratio			0.63%	0.76%	0.33%	0.57%	0.71%	0.25%
EMEA	4.2		58	84	129	93	136	223
Ratio			1.38%	2.00%	2.48%	2.21%	3.24%	4.29%
Latin America	24.0		221	223	311	289	265	344
Ratio			0.92%	1.09%	1.71%	1.20%	1.30%	1.89%
Asia	66.2		222	225	259	444	533	459
Ratio			0.34%	0.37%	0.50%	0.67%	0.88%	0.89%
Citi-branded cards
Total	$113.3		$1,674	$2,341	$3,298	$1,841	$2,407	$3,231
Ratio			1.48%	2.05%	2.81%	1.62%	2.11%	2.75%
North America	75.9		1,004	1,597	2,371	1,062	1,539	2,182
Ratio			1.32%	2.06%	2.82%	1.40%	1.99%	2.59%
EMEA	2.7		44	58	85	59	72	140
Ratio			1.63%	2.07%	2.83%	2.19%	2.57%	4.67%
Latin America	13.7		412	446	565	399	456	556
Ratio			3.01%	3.33%	4.56%	2.91%	3.40%	4.48%
Asia	21.0		214	240	277	321	340	353
Ratio			1.02%	1.18%	1.55%	1.53%	1.67%	1.97%
Citi Holdings—Local Consumer Lending (2)(3)(5)(6)
Total	$176.0		$6,971	$10,216	$18,457	$6,340	$9,396	$14,105
Ratio			4.18%	4.76%	6.11%	3.80%	4.38%	4.67%
International	10.8		422	657	1,362	498	848	1,482
Ratio			3.91%	3.00%	4.22%	4.61%	3.87%	4.59%
North America retail partner cards	42.8		1,054	1,601	2,681	1,282	1,685	2,674
Ratio			2.46%	3.45%	4.42%	3.00%	3.63%	4.41%
North America (excluding cards)	122.4		5,495	7,958	14,414	4,560	6,863	9,949
Ratio			4.85%	5.43%	6.89%	4.03%	4.68%	4.76%
Total Citigroup (excluding Special Asset Pool)	$422.6		$9,381	$13,317	$22,560	$9,220	$12,949	$18,443
Ratio			2.28%	3.00%	4.29%	2.24%	2.92%	3.50%
(1)	The ratios of 90+ days past due and 30–89 days past due are calculated based on end-of-period (EOP) loans.
(2)	The 90+ days past due balances for Citi-branded cards and retail partner cards are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.
(3)	Periods prior to January 1, 2010 are presented on a managed basis. Citigroup adopted SFAS 166/167 effective January 1, 2010. As a result, beginning in the first quarter of 2010, there is no longer a difference between reported and managed delinquencies. Prior years’ managed delinquencies are included herein for comparative purposes to the 2010 delinquencies. Managed basis reporting historically impacted the North America Regional Consumer Banking—Citi-branded cards and the LCL—retail partner cards businesses. The historical disclosures reflect the impact from credit card securitizations only. See discussion of adoption of SFAS 166/167 in Note 1 to the Consolidated Financial Statements.
(4)	The 90+ days and 30–89 days past due and related ratios for North America Regional Consumer Banking exclude U.S. mortgage loans that are guaranteed by U.S. government agencies since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90+ days past due and (EOP loans) are $611 million ($1.3 billion) and $235 million ($0.8 billion) at December 31, 2011 and December 31, 2010, respectively. The amounts excluded for loans 30–89 days past due (end-of-period loans have the same adjustment as above) are $121 million and $30 million, as of December 31, 2011 and December 31, 2010, respectively.
(5)	The 90+ days and 30–89 days past due and related ratios for North America LCL (excluding cards) exclude U.S. mortgage loans that are guaranteed by U.S. government agencies since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90+ days past due and (EOP loans) for each period are $4.4 billion ($7.9 billion), $5.2 billion ($8.4 billion), and $5.4 billion ($9.0 billion) at December 31, 2011, December 31, 2010, and December 31, 2009, respectively. The amounts excluded for loans 30–89 days past due (end-of-period loans have the same adjustment as above) for each period are $1.5 billion, $1.6 billion, and $1.0 billion, as of December 31, 2011, December 31, 2010, and December 31, 2009, respectively.
(6)	The December 31, 2011 and December 31, 2010 loans 90+ days past due and 30–89 days past due and related ratios for North America (excluding cards) exclude $1.3 billion and $1.7 billion, respectively, of loans that are carried at fair value.
(7)	Total loans include interest and fees on credit cards.

Consumer Loan Net Credit Losses and Ratios

	Average
	loans	(1)	Net credit losses		(2)
In millions of dollars, except average loan amounts in billions	2011		2011	2010	2009
Citicorp
Total	$236.5		$7,688	$11,216	$5,395
Add: impact of credit card securitizations (3)			—	—	6,931
Managed NCL			7,688	11,216	12,326
Ratio			3.25%	5.11%	5.63%
Retail banking
Total	$126.3		$1,174	$1,267	$1,555
Ratio			0.93%	1.16%	1.48%
North America	34.5		300	339	311
Ratio			0.87%	1.11%	0.90%
EMEA	4.4		87	167	287
Ratio			1.99%	3.88%	5.17%
Latin America	22.6		475	439	512
Ratio			2.10%	2.35%	3.08%
Asia	64.8		312	322	445
Ratio			0.48%	0.58%	0.92%
Citi-branded cards
Total	$110.2		$6,514	$9,949	$3,840
Add: impact of credit card securitizations (3)			—	—	6,931
Managed NCL			6,514	9,949	10,771
Ratio			5.92%	9.04%	9.46%
North America	73.1		4,649	7,680	841
Add: impact of credit card securitizations (3)			—	—	6,931
Managed NCL			4,649	7,680	7,772
Ratio			6.36%	10.02%	9.41%
EMEA	2.9		85	149	185
Ratio			2.98%	5.32%	6.55%
Latin America	13.7		1,209	1,429	1,920
Ratio			8.82%	11.67%	16.10%
Asia	20.5		571	691	894
Ratio			2.78%	3.77%	5.42%
Citi Holdings—Local Consumer Lending
Total	$199.7		$10,659	$17,040	$19,185
Add: impact of credit card securitizations (3)			—	—	4,590
Managed NCL			10,659	17,040	23,775
Ratio			5.34%	6.20%	7.03%
International	16.8		1,057	1,927	3,521
Ratio			6.30%	7.36%	9.18%
North America retail partner cards	42.1		3,609	6,564	3,485
Add: impact of credit card securitizations (3)			—	—	4,590
Managed NCL			3,609	6,564	8,075
Ratio			8.58%	12.82%	12.77%
North America (excluding cards)	140.8		5,993	8,549	12,179
Ratio			4.25%	4.33%	5.15%
Total Citigroup (excluding Special Asset Pool)	$436.2		$18,347	$28,256	$24,580
Add: impact of credit card securitizations (3)			—	—	11,521
Managed NCL			18,347	28,256	36,101
Ratio			4.21%	5.72%	6.48%

(1)	Average loans include interest and fees on credit cards.
(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)	See Note 1 to the Consolidated Financial Statements for a discussion of the impact of SFAS 166/167.

Consumer Loan Modification Programs
Citi has instituted a variety of loan modification programs to assist its borrowers with financial difficulties. Under these programs, the largest of which are predominately long-term modification programs targeted at residential first mortgage borrowers, the original loan terms are modified. Substantially all of these programs incorporate some form of interest rate reduction; other concessions may include reductions or waivers of accrued interest or fees, loan tenor extensions and/or the deferral or forgiveness of principal.
     Loans modified under long-term modification programs (as well as short-term modifications originated since January 1, 2011) that provide concessions to borrowers in financial difficulty are reported as troubled debt restructurings (TDRs). Accordingly, loans modified under the programs described below, including modifications under short-term programs since January 1, 2011, are TDRs. These TDRs are concentrated in the U.S. See Note 16 to the Consolidated Financial Statements for a discussion of TDRs and Note 1 to the Consolidated Financial Statements for a discussion of the allowance for loan losses for these loans.
     A summary of Citi’s more significant U.S. modification programs follows:

Residential First Mortgages
HAMP. The HAMP is a long-term modification program designed to reduce monthly residential first mortgage payments to a 31% housing debt ratio (monthly mortgage payment, including property taxes, insurance and homeowner dues, divided by monthly gross income) by lowering the interest rate, extending the term of the loan and deferring or forgiving (either on an absolute or contingent basis) principal of certain eligible borrowers who have defaulted on their mortgages or who are at risk of imminent default due to economic hardship. The interest rate reduction for residential first mortgages under HAMP is in effect for five years and the rate then increases up to 1% per year until the interest rate cap (the lower of the original rate or the Freddie Mac Weekly Primary Mortgage Market Survey rate for a 30-year fixed rate conforming loan as of the date of the modification) is reached. In order to be entitled to a HAMP loan modification, borrowers must provide the required documentation and complete a trial period (generally three months) by making the agreed payments.
     Historically, Citi accounted for modifications under HAMP as TDRs when the borrower successfully completed the trial period and the loan was permanently modified. Effective in the fourth quarter of 2011, trial modifications are reported as TDRs at the beginning of the trial period. Accordingly, all loans in HAMP trials as of the end of 2011 are reported as TDRs.
     Citi Supplemental. The Citi Supplemental (CSM) program is a long-term modification program designed to assist residential first mortgage borrowers ineligible for HAMP or who become ineligible through the HAMP trial period process. If the borrower already has less than a 31% housing debt ratio, the modification offered is an interest rate reduction (up to 2.5% with a floor rate of 4%), which is in effect for two years, and the rate then increases up to 1% per year until the interest rate is at the pre-modified contractual rate. If the borrower’s housing debt ratio is greater than 31%, steps similar to those under HAMP, including potential interest rate reductions, will be taken to achieve a 31% housing debt ratio. The modified interest rate is in effect for two years, and then increases up to 1% per year until the interest rate is at the pre-modified contractual rate. Three trial payments are required prior to modification, which can be made during the trial period. As in the case of HAMP as discussed above, all loans in CSM trials as of the end of 2011 are reported as TDRs.
     FHA/VA. Loans guaranteed by the FHA or VA are modified through the modification process required by those respective agencies and are long-term modification programs. Borrowers must be delinquent, and concessions include interest rate reductions, principal forgiveness, extending maturity dates, and forgiving accrued interest and late fees. The interest rate reduction is in effect for the remaining loan term. Losses on FHA loans are borne by the sponsoring agency, provided that the insurance terms have not been rescinded as a result of an origination defect. The VA establishes a loan-level loss cap, beyond which Citi is liable for loss. Historically, Citi’s losses on FHA and VA loans have been negligible.
     Responsible Lending. Citi’s Responsible Lending program is a long-term modification program designed to assist current residential first mortgage borrowers unable to refinance their loan due to negative equity in their home and/or other borrower characteristics. These loans are not eligible for modification under HAMP or CSM. This program is designed to provide payment relief based on a floor interest rate by product type. All adjustable rate and interest only loans are converted to fixed rate, amortizing loans for the remaining mortgage term.
     CFNA Permanent Mortgage Adjustment of Terms. This long-term modification program is targeted to CitiFinancial’s (part of Citi Holdings – LCL) consumer finance residential mortgage borrowers with a permanent hardship. Payment reduction is provided through the re-amortization of the remaining loan balance, typically at a lower interest rate. Modified loan tenors may not exceed a period of 480 months. Generally, the rescheduled payment cannot be less than 50% of the original payment amount unless the adjustment of terms is a result of participation in the CitiFinancial Home Affordability Modification Program (CHAMP) (terminated August 2010), or as a result of settlement, court order, judgment or bankruptcy. Borrowers must make a qualifying payment at the reduced payment amount in order to qualify for the modification. In addition, borrowers must provide income and employment verification, and monthly obligations are validated through an updated credit report.

     CFNA Temporary Mortgage Adjustment of Terms. This short-term modification program is similar to the long-term program discussed above, but is targeted to CitiFinancial’s consumer finance borrowers with a temporary hardship. Under this program, which can include both an interest rate reduction and a term extension, the interest rate is reduced for either a five- or an eleven-month period. At the end of the temporary modification period, the interest rate reverts to the pre-modification rate. Similar to the long-term program, borrowers must make a payment at the reduced payment amount prior to the adjustment of terms being processed to qualify, and they must meet the verification and validation requirements discussed above. If the customer is still undergoing hardship at the conclusion of the temporary payment reduction, an extension of the temporary terms can be considered in either of the time period increments above, to a maximum of 24 months. In cases where the account is over 60 days past due at the expiration of the temporary modification period, the terms of the modification are made permanent and the payment is kept at the reduced amount for the remaining life of the loan.

Credit Cards
Credit card long-term modification programs. Citi’s long-term modification programs for its Citi-branded and retail partner cards borrowers are designed to liquidate a borrower’s balance within 60 months. These programs are available to borrowers who indicate a long-term hardship. Payment requirements are decreased by reducing interest rates charged to either 9.9% or 0%, depending on the borrower’s situation, and are designed to fully amortize the balance. Under these programs, fees are discontinued and charging privileges are permanently rescinded.
     Universal Payment Program (UPP). The UPP is a short-term cards modification program offered to Citi-branded and retail partner cards borrowers and provides short-term interest rate reductions to assist borrowers experiencing temporary hardships. Under this program, a participant’s APR is reduced by at least 500 basis points for a period of up to 12 months. The minimum payment is established based upon the borrower’s specific circumstances and is designed to amortize at least 1% of the principal balance each month. The participant’s APR returns to its original rate at the end of the program or earlier upon failure to make the required payments.

Modification Programs—Summary
The following table sets forth, as of December 31, 2011, information relating to Citi’s significant U.S. loan modification programs.

		Average		Average
	Program	interest rate	Average %	tenor of	Deferred	Principal
In millions of dollars	balance	reduction	payment relief	modified loans	principal	forgiveness
U.S. Consumer mortgage lending
HAMP	$4,282	4%	41%	30 years	$558	$7
CSM	2,061	3	21	26 years	94	1
FHA/VA	4,117	2	18	28 years	—	—
CFNA Adjustment of Terms (AOT)	3,796	3	23	29 years	—	—
Responsible Lending	1,694	2	18	28 years	—	—
CFNA Temporary Mortgage AOT	1,570	2	N/A	N/A	—	—
North America cards
Long-term modification programs	5,035	15	—	5 years	—	—
UPP	515	20	N/A	N/A	—	—

Consumer Mortgage—Representations and Warranties
The majority of Citi’s exposure to representation and warranty claims relates to its U.S. Consumer mortgage business within CitiMortgage.

CitiMortgage Servicing Portfolio
As of December 31, 2011, Citi services loans previously sold to the U.S. government sponsored entities (GSEs) and private investors as follows:

In millions	December 31, 2011		(1)
		Unpaid
Vintage sold(2):	Number of loans	principal balance
2005 and prior	1.4	$141,122
2006	0.3	43,040
2007	0.2	40,080
2008	0.3	39,279
2009	0.2	45,811
2010	0.2	40,474
2011	0.2	46,501
Total	2.8	$396,307

(1)	Excludes the fourth quarter 2010 sale of servicing rights on 0.1 million loans with remaining unpaid principal balances of approximately $24,843 million as of December 31, 2011. Citi continues to be exposed to representation and warranty claims on these loans.
(2)	Includes 0.7 million loans with remaining unpaid principal balance of approximately $80,690 million as of December 31, 2011 that are serviced by CitiMortgage pursuant to prior acquisitions of mortgage servicing rights. These loans are covered by indemnification agreements from third parties in favor of CitiMortgage; however, substantially all of these agreements will expire prior to March 1, 2012. The expiration of these indemnification agreements is considered in determining the repurchase reserve.

     As previously disclosed, during the period 2005 through 2008, Citi sold approximately $25 billion of loans through private-label residential mortgage securitizations. As of December 31, 2011, approximately $11 billion of the $25 billion remained outstanding as a result of repayments of approximately $13 billion and cumulative losses (incurred by the issuing trusts) of approximately $1 billion. The remaining $11 billion outstanding is included in the $396 billion of serviced loans above. As of December 31, 2011, the amount that remained outstanding had a 90 days or more delinquency rate in the aggregate of approximately 12.9%. For information on litigation related to these and other Citi securitization activities, see “Securities and Banking-Sponsored Private-Label Residential Mortgage Securitizations—Representations and Warranties” below and Note 29 to the Consolidated Financial Statements.

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

Repurchases or “Make-Whole” Payments
In the event of a breach of these representations and warranties, Citi may be required to either repurchase the mortgage loans with the identified defects (generally at unpaid principal balance plus accrued interest) or indemnify (“make-whole”) the investors for their losses. Citi’s representations and warranties are generally not subject to stated limits in amount or time of coverage.
     Similar to 2010, during 2011, issues related to (i) misrepresentation of facts by either the borrower or a third party (e.g., income, employment, debts, FICO, etc.), (ii) appraisal issues (e.g., an error or misrepresentation of value), and (iii) program requirements (e.g., a loan that does not meet investor guidelines, such as contractual interest rate) have been the primary drivers of Citi’s repurchases and make-whole payments. However, the type of defect that results in a repurchase or make-whole payment has continued and will continue to vary over time. More importantly, there has not been a meaningful difference in Citi’s incurred or estimated loss for any particular type of defect.
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

     The unpaid principal balance of loans repurchased due to representation and warranty claims for the years ended December 31, 2011 and 2010, respectively, was as follows:

	December 31, 2011	December 31, 2010
	Unpaid principal	Unpaid principal
In millions of dollars	balance	balance
GSEs	$505	$280
Private investors	8	26
Total	$513	$306

     As evidenced in the tables above, Citi’s repurchases have primarily been from the GSEs. In addition to the amounts set forth in the tables above, Citi recorded make-whole payments of $530 million and $310 million for the years ended December 31, 2011 and 2010, respectively.

Repurchase Reserve
Citi has recorded a reserve for its exposure to losses from the obligation to repurchase or make-whole payments in respect of previously sold loans (referred to as the repurchase reserve) that is included in Other liabilities in the Consolidated Balance Sheet. In estimating the repurchase reserve, Citi considers reimbursements estimated to be received from third-party correspondent lenders and indemnification agreements relating to previous acquisitions of mortgage servicing rights. The estimated reimbursements are based on Citi’s analysis of its most recent collection trends and the financial solvency of the correspondents.
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
     The repurchase reserve is calculated by individual sales vintage (i.e., the year the loans were sold). During 2011, the majority of Citi’s repurchases continued to be from the 2006 through 2008 sales vintages, which also represented the vintages with the largest loss severity. An insignificant percentage of repurchases have been from vintages prior to 2006, and Citi continues to believe that this percentage will continue to decrease, as those vintages are later in the credit cycle. Although still early in the credit cycle, Citi continued to experience lower repurchases and loss per repurchase or make-whole from post-2008 sales vintages.

     The repurchase reserve is based on various assumptions. These assumptions contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts (see “Sensitivity of Repurchase Reserve” below). The most significant assumptions used to calculate the reserve levels are as follows:

  Loan documentation requests: Assumptions regarding future expected loan documentation requests exist as a means to predict future repurchase claim trends. These assumptions are based on recent historical trends in loan documentation requests, recent trends in historical delinquencies, forecasted delinquencies and general industry knowledge about the current repurchase environment. During 2011, the actual number of loan documentation requests declined as compared to 2010. However, because such requests remain elevated from historical levels, and because of the continued increased focus on mortgage-related matters, the assumption for estimated future loan documentation requests increased during 2011. Citi currently believes the level of actual loan documentation requests will remain elevated from historical levels and will continue to be volatile.

  Repurchase claims as a percentage of loan documentation requests: Given that loan documentation requests are a potential indicator of future repurchase claims, an assumption is made regarding the conversion rate from loan documentation requests to repurchase claims, which assumption is based on historical performance. During 2011, the conversion rate, or the number of repurchase claims as a percentage of loan documentation requests, increased as compared to 2010, and thus the assumption regarding future repurchase claims also increased. Citi currently believes the claims as a percentage of loan documentation requests will remain at elevated levels.

  Claims appeal success rate: This assumption represents Citi’s expected success at rescinding a claim by satisfying the demand for more information, disputing the claim validity, or similar matters. This assumption is based on recent historical successful appeals rates, which can fluctuate based on changes in the validity or composition of claims. During 2011, Citi’s appeal success rate remained stable as compared to 2010, meaning approximately half of the repurchase claims were successfully appealed and resulted in no loss to Citi.

  Estimated loss per repurchase or make-whole: The assumption of the estimated loss per repurchase or make-whole payment is based on actual and estimated losses of recent historical repurchases/make-whole payments calculated for each sales vintage year in order to capture volatile housing price highs and lows. The estimated loss per repurchase or make-whole payment assumption is also impacted by estimates of loan size at the time of repurchase or make-whole payment. During 2011, the severity of losses increased slightly as compared to 2010, but was more than offset by the reduction in loan size, resulting in a decline in the actual loss per repurchase or make-whole payment. Citi would expect to continue to see reductions in loan size, including for the 2006 to 2008 sales vintages, as the loans continue to amortize through the loan cycle.

     In sum, the increase in estimated future loan documentation requests and repurchase claims as a percentage of loan documentation requests were the primary drivers of the $948 million increase in estimate for the repurchase reserve during 2011. These factors were also the primary drivers of the $305 million increase in estimate during the fourth quarter of 2011.

The table below sets forth the activity in the repurchase reserve for the years ended December 31, 2011 and 2010:

In millions of dollars	Dec. 31, 2011	Dec. 31, 2010
Balance, beginning of period	$969	$482
Additions for new sales	20	16
Change in estimate	948	917
Utilizations	(749)	(446)
Balance, end of period	$1,188	$969

     The activity in the repurchase reserve for the three months ended December 31, 2011 was as follows:

In millions of dollars	Dec. 31, 2011
Balance, beginning of period	$1,076
Additions for new sales	7
Change in estimate	305
Utilizations	(200)
Balance, end of period	$1,188

Sensitivity of Repurchase Reserve
As discussed above, the repurchase reserve estimation process is subject to numerous estimates and judgments. The assumptions used to calculate the repurchase reserve contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. For example, Citi estimates that if there were a simultaneous 10% adverse change in each of the significant assumptions noted above, the repurchase reserve would increase by approximately $620 million as of December 31, 2011. This potential change is hypothetical and intended to indicate the sensitivity of the repurchase reserve to changes in the key assumptions. Actual changes in the key assumptions may not occur at the same time or to the same degree (i.e., an adverse change in one assumption may be offset by an improvement in another). Citi does not believe it has sufficient information to estimate a range of reasonably possible loss (as defined under ASC 450) relating to its Consumer representations and warranties.

Representation and Warranty Claims—By Claimant
For the GSEs, Citi’s response (i.e., agree or disagree to repurchase or make-whole) to any repurchase claim is required within 90 days of receipt of the claim. If Citi does not respond within 90 days, the claim is subject to discussions between Citi and the particular GSE. For private investors, the time period for responding to any repurchase claim is governed by the individual sale agreement; however, if the specified timeframe is exceeded, the investor may choose to initiate legal action. As of December 31, 2011, no such legal action has been initiated by private investors.
     The representation and warranty claims by claimant, as well as the number of unresolved claims by claimant, for the years ended December 31, 2011 and 2010, respectively, were as follows:

			Claims during				Unresolved claims as of:
	2011		2010		December 31, 2011		December 31, 2010
		Original		Original		Original		Original
	Number	principal	Number	principal	Number	principal	Number	principal
In millions of dollars	of claims	balance	of claims	balance	of claims	balance	of claims	balance
GSEs	13,584	$2,930	11,520	$2,433	5,344	$1,148	5,257	$1,123
Private investors	1,649	331	1,221	313	651	122	581	128
Mortgage insurers (1)	729	164	274	60	62	15	78	17
Total (2)	15,962	$3,425	13,015	$2,806	6,057	$1,285	5,916	$1,268

(1)	Represents the insurer’s rejection of a claim for loss reimbursement that has yet to be resolved. To the extent that mortgage insurance will not cover the claim on a loan, Citi may have to make the GSE or private investor whole. As of December 31, 2011, approximately $31 billion of the total servicing portfolio of $396 billion has insurance through mortgage insurance companies. Failure to collect from mortgage insurers is considered in determining the repurchase reserve. Citi does not believe inability to collect reimbursement from mortgage insurers would have a material impact on its repurchase reserve.
(2)	Includes 1,738 and 2,914 claims, and $291 million and $612 million of original principal balance for claims during the years ended December 31, 2011 and 2010, respectively, and 633 and 1,333, and $123 million and $267 million of original principal balance for unresolved claims as of December 31, 2011 and 2010, respectively, that are serviced by CitiMortgage pursuant to prior acquisitions of mortgage servicing rights. These loans are covered by indemnification agreements from third parties in favor of CitiMortgage; however, substantially all of these agreements will expire prior to March 1, 2012. The expiration of these indemnification agreements is considered in determining the repurchase reserve.

Securities and Banking-Sponsored Legacy Private-Label Residential Mortgage Securitizations—Representations and Warranties

Overview
Citi is also exposed to representation and warranty claims through residential mortgage securitizations that had been sponsored by Citi’s S&B business. However, S&B-sponsored legacy securitizations have represented a much smaller portion of Citi’s business than Citi’s Consumer residential mortgage business discussed above.
     As previously disclosed, during the period 2005 through 2008, S&B had sponsored approximately $66.5 billion in legacy private-label mortgage-backed securitization transactions that were backed by loan collateral composed of approximately $15.5 billion prime, $12.4 billion Alt-A and $38.6 billion subprime residential mortgage loans. As of December 31, 2011, approximately $23.4 billion of this amount remains outstanding as a result of repayments of approximately $34.5 billion and cumulative losses (incurred by the issuing trusts) of approximately $8.7 billion (of which approximately $6.6 billion related to subprime loans). Of the amount remaining outstanding, approximately $6.1 billion is backed by prime residential mortgage collateral at origination, approximately $4.9 billion by Alt-A and approximately $12.3 billion by subprime. As of December 31, 2011, the $23.4 billion remaining outstanding had a 90 days or more delinquency rate of approximately 27.2%.
     The mortgages included in these securitizations were purchased from parties outside of Citi; fewer than 2% of the mortgages underlying the transactions outstanding as of December 31, 2011 were originated by Citi. In addition, fewer than 10% of the mortgages are serviced by Citi. (The mortgages serviced by Citi are included in the $396 billion of residential mortgage loans referenced under “Consumer Mortgage—Representations and Warranties” above.)

Representation and Warranties
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
  the mortgage’s compliance with applicable federal, state and local laws;
  whether the mortgage was originated in conformity with the originator’s underwriting guidelines; and
  detailed data concerning the mortgages that were included on the mortgage loan schedule.

     The specific representations relating to the mortgages in each securitization varied, however, depending on various factors such as the Selling Entity, rating agency requirements and whether the mortgages were considered prime, Alt-A or subprime in credit quality.
     In the event of a breach of its representations, Citi may be required either to repurchase the mortgage with the identified defects (generally at unpaid principal balance plus accrued interest) or indemnify the investors for their losses through make-whole payments. For securitizations in which Citi made representations, Citi generally also received from the Selling Entities similar representations, with the exception of certain limited representations required by, among others, the rating agencies. In cases where Citi made representations and also received the same representations from the Selling Entity for a particular loan, if Citi receives a claim based on breach of those representations in respect of the loan, it may have a contractual right to pursue a similar (back-to-back) claim against the Selling Entity (see discussion below). If only the Selling Entity made representations with respect to a particular loan, then only the Selling Entity should be responsible for a claim based on breach of the representations.
     For the majority of the securitizations where Citi made representations and received similar representations from Selling Entities, Citi currently believes that with respect to the securitizations backed by prime and Alt-A collateral, if it received a repurchase claim for those loans, it would have back-to-back claims against the Selling Entities that the Selling Entities would likely be in a position to honor. However, for the significant majority of the subprime collateral where Citi has back-to-back claims against Selling Entities, Citi believes that those Selling Entities would be unlikely to honor back-to-back claims because they are in bankruptcy, liquidation, or financial distress. In those situations, in the event that claims for breaches of representations were made against Citi, the Selling Entities’ financial condition might preclude Citi from obtaining back-to-back recoveries from them.
     To date, Citi has received actual claims for breaches of representations relating to only a small percentage of the mortgages included in these securitization transactions, although the pace of claims remains volatile and has recently increased. Citi has also experienced an increase in the level of inquiries, assertions and requests for loan files, among other matters, relating to the above securitization transactions from trustees of securitization trusts and others. Trustee activities have been prompted in part by lawsuits and other actions by investors. Given the continued increased focus on mortgage-related matters, as well as the increasing level of litigation and regulatory activity relating to mortgage loans and mortgage-backed securities, the level of inquiries and assertions regarding these securitizations may further increase. These inquiries and assertions could lead to actual claims for breaches of representations, or to litigation relating to such breaches or other matters. For information on litigation, claims and regulatory proceedings regarding these and other S&B mortgage-related activities, see Note 29 to the Consolidated Financial Statements.

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

Corporate Credit Portfolio
The following table represents the Corporate credit portfolio (excluding private banking), before consideration of collateral, by maturity at December 31, 2011. The Corporate portfolio is broken out by direct outstandings, which include drawn loans, overdrafts, interbank placements, bankers’ acceptances and leases, and unfunded commitments, which include unused commitments to lend, letters of credit and financial guarantees.

	At December 31, 2011				At December 31, 2010
		Greater				Greater
	Due	than 1 year	Greater		Due	than 1 year	Greater
	within	but within	than	Total	within	but within	than	Total
In billions of dollars	1 year	5 years	5 years	exposure	1 year	5 years	5 years	exposure
Direct outstandings	$177	$62	$13	$252	$191	$43	$8	$242
Unfunded lending commitments	144	151	21	316	174	94	19	287
Total	$321	$213	$34	$568	$365	$137	$27	$529

Portfolio Mix
Citi’s Corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of direct outstandings and unfunded commitments by region:

	December 31,	December 31,
	2011	2010
North America	47%	47%
EMEA	27	28
Latin America	8	7
Asia	18	18
Total	100%	100%

     The maintenance of accurate and consistent risk ratings across the Corporate credit portfolio facilitates the comparison of credit exposure across all lines of business, geographic regions and products.
     Obligor risk ratings reflect an estimated probability of default for an obligor and are derived primarily through the use of validated statistical models, scorecard models and external agency ratings (under defined circumstances), in combination with consideration of factors specific to the obligor or market, such as management experience, competitive position, and regulatory environment. Facility risk ratings are assigned that reflect the probability of default of the obligor and factors that affect the loss-given default of the facility, such as support or collateral. Internal obligor ratings that generally correspond to BBB and above are considered investment grade, while those below are considered non-investment grade.
     Citigroup also has incorporated climate risk assessment criteria for certain obligors, as necessary. Factors evaluated include consideration of climate risk to an obligor’s business and physical assets.
     The following table presents the Corporate credit portfolio by facility risk rating at December 31, 2011 and December 31, 2010, as a percentage of the total portfolio:

	Direct outstandings and
	unfunded commitments
	December 31,	December 31,
	2011	2010
AAA/AA/A	55%	56%
BBB	29	26
BB/B	13	13
CCC or below	2	5
Unrated	1	—
Total	100%	100%

     Citi’s Corporate credit portfolio is also diversified by industry, with a concentration in the financial sector, broadly defined, including banks, other financial institutions, insurance companies, investment banks and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total Corporate portfolio:

	Direct outstandings and
	unfunded commitments
	December 31,	December 31,
	2011	2010
Public sector	19%	19%
Petroleum, energy, chemical and metal	17	15
Transportation and industrial	16	16
Banks/broker-dealers	13	14
Consumer retail and health	13	12
Technology, media and telecom	8	8
Insurance and special purpose vehicles	5	5
Hedge funds	4	3
Real estate	3	4
Other industries (1)	2	4
Total	100%	100%

(1)	Includes all other industries, none of which exceeds 2% of total outstandings.

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

     At December 31, 2011 and December 31, 2010, $41.5 billion and $49.0 billion, respectively, of credit risk exposures were economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded commitments above do not reflect the impact of these hedging transactions. At December 31, 2011 and December 31, 2010, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution, respectively:

Rating of Hedged Exposure

	December 31,	December 31,
	2011	2010
AAA/AA/A	41%	53%
BBB	45	32
BB/B	13	11
CCC or below	1	4
Total	100%	100%

     At December 31, 2011 and December 31, 2010, the credit protection was economically hedging underlying credit exposures with the following industry distribution:

Industry of Hedged Exposure

	December 31,	December 31,
	2011	2010
Petroleum, energy, chemical and metal	22%	24%
Transportation and industrial	22	19
Consumer retail and health	15	19
Public sector	12	13
Technology, media and telecom	12	10
Banks/broker-dealers	10	7
Insurance and special purpose vehicles	5	4
Other industries (1)	2	4
Total	100%	100%

(1)	Includes all other industries, none of which is greater than 2% of the total hedged amount.

EXPOSURE TO COMMERCIAL REAL ESTATE
ICG and the SAP, through their business activities and as capital markets participants, incur exposures that are directly or indirectly tied to the commercial real estate (CRE) market, and each of LCL and GCB hold loans that are collateralized by CRE. These exposures are represented primarily by the following three categories:
     (1) Assets held at fair value included approximately $5.5 billion at December 31, 2011, of which approximately $4.0 billion are securities, loans and other items linked to CRE that are carried at fair value as Trading account assets, approximately $1.1 billion are securities backed by CRE carried at fair value as available-for-sale (AFS) investments, and approximately $0.4 billion are other exposures classified as Other assets. Changes in fair value for these trading account assets are reported in current earnings, while for AFS investments change in fair value are reported in Accumulated other comprehensive income with credit-related other-than-temporary impairments reported in current earnings.
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
     (2) Assets held at amortized cost include approximately $1.2 billion of securities classified as held-to-maturity (HTM) and approximately $26.2 billion of loans and commitments each as of December 31, 2011. HTM securities are accounted for at amortized cost, subject to an other-than-temporary impairment evaluation. Loans and commitments are recorded at amortized cost. The impact of changes in credit is reflected in the calculation of the allowance for loan losses and in net credit losses.
     (3) Equity and other investments include approximately $3.6 billion of equity and other investments (such as limited partner fund investments) at December 31, 2011 that are accounted for under the equity method, which recognizes gains or losses based on the investor’s share of the net income (loss) of the investee.

     The following table provides a summary of Citigroup’s global CRE funded and unfunded exposures at December 31, 2011 and 2010:

	December 31,	December 31,
In billions of dollars	2011	2010
Institutional Clients Group
CRE exposures carried at fair value
(including AFS securities)	$4.6	$4.4
Loans and unfunded commitments	19.9	17.5
HTM securities	1.2	1.5
Equity method investments	3.4	3.5
Total ICG	$29.1	$26.9
Special Asset Pool
CRE exposures carried at fair value
(including AFS securities)	$0.4	$0.8
Loans and unfunded commitments	2.4	5.1
HTM securities	—	0.1
Equity method investments	0.2	0.2
Total SAP	$3.0	$6.2
Global Consumer Banking
Loans and unfunded commitments	$2.9	$2.7
Local Consumer Lending
Loans and unfunded commitments	$1.0	$4.0
Brokerage and Asset Management
CRE exposures carried at fair value	$0.5	$0.5
Total Citigroup	$36.5	$40.3

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
     Market risks are measured in accordance with established standards to ensure consistency across businesses and the ability to aggregate risk. Each business is required to establish, with approval from Citi’s market risk management, a market risk limit framework for identified risk factors that clearly defines approved risk profiles and is within the parameters of Citi’s overall risk tolerance. These limits are monitored by independent market risk, country and business Asset and Liability Committees and the Global Finance and Asset and Liability Committee. In all cases, the businesses are ultimately responsible for the market risks taken and for remaining within their defined limits.

Price Risk—Non-Trading Portfolios
Net interest revenue and interest rate risk
One of Citi’s primary business functions is providing financial products that meet the needs of its customers. Loans and deposits are tailored to the customers’ requirements with regard to tenor, index (if applicable) and rate type. Net interest revenue (NIR), for interest rate exposure (IRE) purposes, is the difference between the yield earned on the non-trading portfolio assets (including customer loans) and the rate paid on the liabilities (including customer deposits or company borrowings). NIR is affected by changes in the level of interest rates. For example:

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

     NIR in any particular period is the result of customer transactions and the related contractual rates originated in prior periods as well as new transactions in the current period; those prior-period transactions will be impacted by changes in rates on floating-rate assets and liabilities in the current period.

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

Interest Rate Risk Measurement
Citi’s principal measure of risk to NIR is interest rate exposure (IRE). IRE measures the change in expected NIR in each currency resulting solely from unanticipated changes in forward interest rates. Factors such as changes in volumes, credit spreads, margins and the impact of prior-period pricing decisions are not captured by IRE. IRE also assumes that businesses make no additional changes in pricing or balances in response to the unanticipated rate changes.
     For example, if the current 90-day LIBOR rate is 3% and the one-year-forward rate (i.e., the estimated 90-day LIBOR rate in one year) is 5%, the +100 bps IRE scenario measures the impact on the company’s NIR of a 100 bps instantaneous change in the 90-day LIBOR to 6% in one year.
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

Mitigation and Hedging of Risk
In order to manage changes in interest rates effectively, Citi may modify pricing on new customer loans and deposits, enter into transactions with other institutions or enter into off-balance-sheet derivative transactions that have the opposite risk exposures. Citi regularly assesses the viability of these and other strategies to reduce its interest rate risks and implements such strategies when it believes those actions are prudent.
     Citigroup employs additional measurements, including: stress testing the impact of non-linear interest rate movements on the value of the balance sheet; the analysis of portfolio duration and volatility, particularly as they relate to mortgage loans and mortgage-backed securities; and the potential impact of the change in the spread between different market indices.

Non-Trading Portfolios—IRE
The exposures in the following table represent the approximate annualized risk to NIR assuming an unanticipated parallel instantaneous 100 bps change, as well as a more gradual 100 bps (25 bps per quarter) parallel change in interest rates compared with the market forward interest rates in selected currencies.

	December 31, 2011		December 31, 2010
In millions of dollars	Increase	Decrease	Increase	Decrease
U.S. dollar (1)
Instantaneous change	$97	NM	$(105)	NM
Gradual change	110	NM	25	NM
Mexican peso
Instantaneous change	$87	$(87)	$181	$(181)
Gradual change	54	(54)	107	(107)
Euro
Instantaneous change	$69	NM	$(10)	NM
Gradual change	35	NM	(8)	NM
Japanese yen
Instantaneous change	$105	NM	$93	NM
Gradual change	61	NM	52	NM
Pound sterling
Instantaneous change	$35	NM	$33	NM
Gradual change	24	NM	21	NM

(1)	Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the table. The U.S. dollar IRE associated with these businesses was $61 million for a 100 basis point instantaneous increase in interest rates as of December 31, 2011.
NM	Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the yield curve.

     The changes in the U.S. dollar IRE year over year reflected revised modeling of mortgages and the impact of lower rates, asset sales, swapping activities and repositioning of the liquidity portfolio.
     The following table shows the risk to NIR from six different changes in the implied-forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	—	100	200	(200)	(100)	—
10-year rate change (bps)	(100)	—	100	(100)	—	100
Impact to net interest revenue (in millions of dollars)	$(380)	$163	$247	NM	NM	$(37)

Price Risk—Trading Portfolios
Price risk in Citi’s trading portfolios is monitored using a series of measures, including but not limited to:

  Value at risk (VAR)
  Stress testing
  Factor sensitivities

     Each trading portfolio across Citi’s business segments (Citicorp, Citi Holdings and Corporate/Other) has its own market risk limit framework encompassing these measures and other controls, including permitted product lists and a new product approval process for complex products.

     All trading positions are marked to market, with the result reflected in earnings. In 2011, negative trading-related revenue (net losses) was recorded for 54 of 260 trading days. Of the 54 days on which negative revenue (net losses) was recorded, 1 day was greater than $180 million.
     The following histogram of total daily trading revenue (loss) captures trading volatility and shows the number of days in which Citi’s VAR trading-related revenues fell within particular ranges. A substantial portion of the volatility relating to Citi’s total daily trading revenue VAR is driven by changes in CVA on Citi’s derivative assets, net of CVA hedges.

(1)	Total trading revenue consists of: (i) customer revenue, which includes spreads from customer flow and positions taken to facilitate customer orders; (ii) hedging activity, including hedging of the Corporate loan portfolio, MSRs, etc.; (iii) proprietary trading activities in cash and derivative transactions; (iv) net interest revenue; and (v) CVA adjustments incurred due to changes in the credit quality of counterparties as well as any associated hedges to that CVA.
(2)	Principally related to trading revenue in ICG on the day of the U.S. government rating downgrade by S&P (August 2011).
(3)	Principally related to trading revenue in ICG and CVA hedges on the day of the tsunami in Japan (March 2011).

Value at Risk
Value at risk (VAR) estimates, at a 99% confidence level, the potential decline in the value of a position or a portfolio under normal market conditions. VAR statistics can be materially different across firms due to differences in portfolio composition, differences in VAR methodologies, and differences in model parameters. Citi believes VAR statistics can be used more effectively as indicators of trends in risk taking within a firm, rather than as a basis for inferring differences in risk taking across firms.
     Citi uses Monte Carlo simulation, which it believes is conservatively calibrated to incorporate the greater of short-term (most recent month) and long-term (three years) market volatility. The Monte Carlo simulation involves approximately 300,000 market factors, making use of 180,000 time series, with market factors updated daily and model parameters updated weekly.
     The conservative features of the VAR calibration contribute approximately 20% add-on to what would be a VAR estimated under the assumption of stable and perfectly normally distributed markets. Under normal and stable market conditions, Citi would thus expect the number of days where trading losses exceed its VAR to be less than two or three exceptions per year. Periods of unstable market conditions could increase the number of these exceptions. During the last four quarters, there was one back-testing exception where trading losses exceeded the VAR estimate at the Citigroup level (back-testing is the process in which the daily VAR of a portfolio is compared to the actual daily change in the market value of transactions). This occurred on August 8, 2011, after the U.S. government rating was downgraded by S&P.
     The table below summarizes VAR for Citi-wide trading portfolios at and during 2011 and 2010, including quarterly averages. Historically, Citi included only the hedges associated with the CVA of its derivative transactions in its VAR calculations and disclosures (these hedges were, and continue to be, included within the relevant risk type (e.g., interest rate, foreign exchange, equity, etc.)). However, Citi now includes both the hedges associated with the CVA of its derivatives and the CVA on the derivative counterparty exposure (included in the line “Incremental Impact of Derivative CVA”). The inclusion of the CVA on derivative counterparty exposure reduces Citi’s total trading VAR; Citi believes this calculation and presentation reflect a more complete and accurate view of its mark-to-market risk profile as it incorporates both the CVA underlying derivative transactions and related hedges.
     For comparison purposes, Citi has included in the table below (i) total VAR, the specific risk-only component of VAR and the isolated general market factor VAR, each as reported previously (i.e., including only hedges associated with the CVA of its derivatives counterparty exposures), (ii) the incremental impact of adding in the derivative counterparty CVA, and (iii) the total trading and CVA VAR.

     As set forth in the table below, Citi’s total trading and CVA VAR was $183 million at December 31, 2011 and $186 million at December 31, 2010. Daily total trading and CVA VAR averaged $189 million in 2011 and ranged from $135 million to $255 million (prior period information is not available for comparability purposes). The change in total trading and CVA VAR year over year was driven by a reduction in Citi’s trading exposures across S&B, particularly in the latter part of the year, offset by an increase in market volatility and an increase in CVA exposures and associated hedges.

	Dec. 31,	2011	Dec. 31,	2010
In millions of dollars	2011	Average	2010	Average
Interest rate	$250	$246	$235	$234
Foreign exchange	51	61	52	61
Equity	36	46	56	59
Commodity	16	22	19	23
Covariance adjustment (1)	(118)	(162)	(171)	(172)
Total Trading VAR—
all market risk factors,
including general
and specific risk
(excluding derivative CVA)	$235	$213	$191	$205
Specific risk-only
Component (2)	$14	$22	$8	$18
Total—general
market factors only	$221	$191	$183	$187
Incremental Impact of
Derivative CVA	$(52)	$(24)	$(5)	N/A
Total Trading and
CVA VAR	$183	$189	$186	N/A

(1)	Covariance adjustment (also known as diversification benefit) equals the difference between the total VAR and the sum of the VARs tied to each individual risk type. The benefit reflects the fact that the risks within each and across risk types are not perfectly correlated and, consequently, the total VAR on a given day will be lower than the sum of the VARs relating to each individual risk type. The determination of the primary drivers of changes to the covariance adjustment is made by an examination of the impact of both model parameter and position changes.
(2)	The specific risk-only component represents the level of equity and fixed income issuer-specific risk embedded in VAR.
N/A	Not available

     The table below provides the range of market factor VARs, inclusive of specific risk, that was experienced during 2011 and 2010.

	2011		2010
In millions of dollars	Low	High	Low	High
Interest rate	$187	$322	$171	$315
Foreign exchange	34	105	31	98
Equity	26	86	31	111
Commodity	14	36	15	39

     The following table provides the VAR for S&B during 2011 excluding the CVA relating to derivative counterparties CVA and hedges of CVA.

In millions of dollars	Dec. 31, 2011
Total—all market risk
factors, including
general and specific risk	$144
Average—during year	$153
High—during year	205
Low—during year	104

Stress Testing
Stress testing is performed on trading portfolios on a regular basis to estimate the impact of extreme market movements. It is performed on both individual trading portfolios and on aggregations of portfolios and businesses. Independent market risk management, in conjunction with the businesses, develops both systemic and specific stress scenarios, reviews the output of periodic stress-testing exercises, and uses the information to make judgments as to the ongoing appropriateness of exposure levels and limits.

Factor Sensitivities
Factor sensitivities are expressed as the change in the value of a position for a defined change in a market risk factor, such as a change in the value of a Treasury bill for a one-basis-point change in interest rates. Citi’s independent market risk management ensures that factor sensitivities are calculated, monitored, and in most cases, limited, for all relevant risks taken in a trading portfolio.

INTEREST REVENUE/EXPENSE AND YIELDS
Average Rates–Interest Revenue, Interest Expense and Net Interest Margin

							Change		Change
In millions of dollars	2011		2010		2009		2011 vs. 2010		2010 vs. 2009
Interest revenue	$73,201		$79,801		$77,069		(8)%		4%
Interest expense	24,229		25,096		27,881		(3)		(10)
Net interest revenue (1)(2)(3)	$48,972		$54,705		$49,188		(10)%		11%
Interest revenue—average rate	4.27%		4.55%		4.78%		(28	) bps	(23	) bps
Interest expense—average rate	1.63		1.61		1.93		2	bps	(32	) bps
Net interest margin	2.86		3.12		3.05		(26	) bps	7	bps
Interest-rate benchmarks
Federal Funds rate—end of period	0.00–0.25%		0.00–0.25%		0.00–0.25%		—		—
Federal Funds rate—average rate	0.00–0.25		0.00–0.25		0.00–0.25		—		—
Two-year U.S. Treasury note—average rate	0.45%		0.70%		0.96%		(25	) bps	(26	) bps
10-year U.S. Treasury note—average rate	2.78		3.21		3.26		(43	) bps	(5	) bps
10-year vs. two-year spread	233	bps	251	bps	230	bps

(1)	Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $525 million, $519 million, and $692 million for 2011, 2010, and 2009, respectively.
(2)	Excludes expenses associated with certain hybrid financial instruments. These obligations are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.
(3)	The increase in the net interest revenue from the fourth quarter of 2009 to the first quarter of 2010 was primarily driven by the adoption of SFAS 166/167 on January 1, 2010. See Note 1 to the Consolidated Financial Statements for further information.

As described under “Market Risk” above, a significant portion of Citi’s business activities are based upon gathering deposits and borrowing money and then lending or investing those funds, or participating in market-making activities in tradable securities. Citi’s net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.

     During 2011, Citi’s NIM declined as compared to the prior year, decreasing by approximately 26 basis points, primarily driven by the continued run-off and sales of higher-yielding assets in Citi Holdings and lower investment yields driven by the continued low interest rate environment, partially offset by the growth of lower-yielding loans in Citicorp and lower borrowing costs (e.g., substituting maturing long-term debt with deposits as a funding source). Absent any significant changes or events (e.g., a significant portfolio sale in Citi Holdings), Citi expects NIM will likely continue to reflect the pressure of a low interest rate environment, but should generally stabilize around end-of-year-2011 levels.

[THIS PAGE INTENTIONALLY LEFT BLANK]

AVERAGE BALANCES AND INTEREST RATES—ASSETS (1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars	2011	2010	2009	2011	2010	2009	2011	2010	2009
Assets
Deposits with banks (5)	$169,688	$166,120	$186,841	$1,750	$1,252	$1,478	1.03%	0.75%	0.79%
Federal funds sold and securities borrowed or
purchased under agreements to resell (6)
In U.S. offices	$158,154	$162,799	$138,579	$1,487	$1,774	$1,975	0.94%	1.09%	1.43%
In offices outside the U.S. (5)	116,681	86,926	63,909	2,144	1,382	1,109	1.84	1.59	1.74
Total	$274,835	$249,725	$202,488	$3,631	$3,156	$3,084	1.32%	1.26%	1.52%
Trading account assets (7) (8)
In U.S. offices	$122,234	$128,443	$140,233	$4,270	$4,352	$6,975	3.49%	3.39%	4.97%
In offices outside the U.S. (5)	147,417	151,717	126,309	4,033	3,819	3,879	2.74	2.52	3.07
Total	$269,651	$280,160	$266,542	$8,303	$8,171	$10,854	3.08%	2.92%	4.07%
Investments
In U.S. offices
Taxable	$170,196	$169,218	$124,404	$3,313	$4,806	$6,208	1.95%	2.84%	4.99%
Exempt from U.S. income tax	13,592	14,876	16,489	922	918	1,110	6.78	6.17	6.73
In offices outside the U.S. (5)	122,298	136,713	118,988	4,478	5,678	6,047	3.66	4.15	5.08
Total	$306,086	$320,807	$259,881	$8,713	$11,402	$13,365	2.85%	3.55%	5.14%
Loans (net of unearned income) (9)
In U.S. offices	$369,656	$430,685	$378,937	$29,111	$34,773	$24,748	7.88%	8.07%	6.53%
In offices outside the U.S. (5)	274,035	255,168	267,683	21,180	20,312	22,766	7.73	7.96	8.50
Total	$643,691	$685,853	$646,620	$50,291	$55,085	$47,514	7.81%	8.03%	7.35%
Other interest-earning assets	$49,467	$50,936	$49,707	$513	$735	$774	1.04%	1.44%	1.56%
Total interest-earning assets	$1,713,418	$1,753,601	$1,612,079	$73,201	$79,801	$77,069	4.27%	4.55%	4.78%
Non-interest-earning assets (7)	238,550	225,271	264,165
Total assets from discontinued operations	668	18,989	15,137
Total assets	$1,952,636	$1,997,861	$1,891,381

(1)	Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $525 million, $519 million, and $692 million for 2011, 2010, and 2009, respectively.
(2)	Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.
(3)	Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 3 to the Consolidated Financial Statements.
(5)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(6)	Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to FIN 41 (ASC 210-20-45). However, Interest revenue excludes the impact of FIN 41 (ASC 210-20-45).
(7)	The fair value carrying amounts of derivative contracts are reported in Non-interest-earning assets and Other non-interest-bearing liabilities.
(8)	Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(9)	Includes cash-basis loans.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,
AND NET INTEREST REVENUE (1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars	2011	2010	2009	2011	2010	2009	2011	2010	2009
Liabilities
Deposits
In U.S. offices
Savings deposits (5)	$193,762	$189,311	$174,260	$1,922	$1,872	$2,765	0.99%	0.99%	1.59%
Other time deposits	29,034	46,238	59,673	249	412	1,104	0.86	0.89	1.85
In offices outside the U.S. (6)	485,101	483,796	443,601	6,385	6,087	6,277	1.32	1.26	1.42
Total	$707,897	$719,345	$677,534	$8,556	$8,371	$10,146	1.21%	1.16%	1.50%
Federal funds purchased and securities loaned
or sold under agreements to repurchase (7)
In U.S. offices	$120,039	$123,425	$133,375	$776	$797	$988	0.65%	0.65%	0.74%
In offices outside the U.S. (6)	99,848	88,892	72,258	2,421	2,011	2,445	2.42	2.26	3.38
Total	$219,887	$212,317	$205,633	$3,197	$2,808	$3,433	1.45%	1.32%	1.67%
Trading account liabilities (8)(9)
In U.S. offices	$37,279	$36,115	$22,854	$266	$283	$222	0.71%	0.78%	0.97%
In offices outside the U.S. (6)	49,162	43,501	37,244	142	96	67	0.29	0.22	0.18
Total	$86,441	$79,616	$60,098	$408	$379	$289	0.47%	0.48%	0.48%
Short-term borrowings
In U.S. offices	$87,472	$119,262	$123,168	$139	$674	$1,050	0.16%	0.57%	0.85%
In offices outside the U.S. (6)	39,052	35,533	33,379	511	243	375	1.31	0.68	1.12
Total	$126,524	$154,795	$156,547	$650	$917	$1,425	0.51%	0.59%	0.91%
Long-term debt (10)
In U.S. offices	$325,709	$370,819	$316,223	$10,697	$11,757	$11,507	3.28%	3.17%	3.64%
In offices outside the U.S. (6)	17,970	22,176	29,132	721	864	1,081	4.01	3.90	3.71
Total	$343,679	$392,995	$345,355	$11,418	$12,621	$12,588	3.32%	3.21%	3.64%
Total interest-bearing liabilities	$1,484,428	$1,559,068	$1,445,167	$24,229	$25,096	$27,881	1.63%	1.61%	1.93%
Demand deposits in U.S. offices	$16,410	$16,117	$27,032
Other non-interest-bearing liabilities (8)	275,408	245,481	263,296
Total liabilities from discontinued operations	10	18,410	9,502
Total liabilities	$1,776,256	$1,839,076	$1,744,997
Citigroup stockholders’ equity (11)	$174,351	$156,478	$144,510
Noncontrolling interest	2,029	2,307	1,874
Total equity (11)	$176,380	$158,785	$146,384
Total liabilities and stockholders’ equity	$1,952,636	$1,997,861	$1,891,381
Net interest revenue as a percentage of average
interest-earning assets (12)
In U.S. offices	$971,792	$1,044,486	$962,084	$25,723	$30,928	$24,230	2.65%	2.96%	2.52%
In offices outside the U.S. (6)	741,626	709,115	649,995	23,249	23,777	24,958	3.13	3.35	3.84
Total	$1,713,418	$1,753,601	$1,612,079	$48,972	$54,705	$49,188	2.86%	3.12%	3.05%

(1)	Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $525 million, $519 million, and $692 million for 2011, 2010, and 2009, respectively.
(2)	Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.
(3)	Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements.
(5)	Savings deposits consist of Insured Money Market accounts, NOW accounts, and other savings deposits. The interest expense includes FDIC deposit insurance fees and charges.
(6)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(7)	Average volumes of securities loaned or sold under agreements to repurchase are reported net pursuant to FIN 41 (ASC 210-20-45). However, Interest expense excludes the impact of FIN 41 (ASC 210-20-45).
(8)	The fair value carrying amounts of derivative contracts are reported in Non-interest-earning assets and Other non-interest-bearing liabilities.
(9)	Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(10)	Excludes hybrid financial instruments and beneficial interests in consolidated VIEs that are classified as Long-term debt, as these obligations are accounted for at fair value with changes recorded in Principal transactions.
(11)	Includes stockholders’ equity from discontinued operations.
(12)	Includes allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN INTEREST REVENUE (1)(2)(3)

	2011 vs. 2010			2010 vs. 2009
	Increase (decrease)			Increase (decrease)
	due to change in:			due to change in:
	Average	Average	Net	Average	Average	Net
In millions of dollars	volume	rate	change	volume	rate	change
Deposits with banks (4)	$27	$471	$498	$(158)	$(68)	$(226)
Federal funds sold and securities borrowed or
purchased under agreements to resell
In U.S. offices	$(49)	$(238)	$(287)	$311	$(512)	$(201)
In offices outside the U.S. (4)	524	238	762	372	(99)	273
Total	$475	$—	$475	$683	$(611)	$72
Trading account assets (5)
In U.S. offices	$(214)	$132	$(82)	$(547)	$(2,076)	$(2,623)
In offices outside the U.S. (4)	(111)	325	214	706	(766)	(60)
Total	$(325)	$457	$132	$159	$(2,842)	$(2,683)
Investments (1)
In U.S. offices	$(9)	$(1,480)	$(1,489)	$1,854	$(3,448)	$(1,594)
In offices outside the U.S. (4)	(565)	(635)	(1,200)	827	(1,196)	(369)
Total	$(574)	$(2,115)	$(2,689)	$2,681	$(4,644)	$(1,963)
Loans (net of unearned income) (6)
In U.S. offices	$(4,824)	$(838)	$(5,662)	$3,672	$6,353	$10,025
In offices outside the U.S. (4)	1,471	(603)	868	(1,036)	(1,418)	(2,454)
Total	$(3,353)	$(1,441)	$(4,794)	$2,636	$4,935	$7,571
Other interest-earning assets	$(21)	$(201)	$(222)	$19	$(58)	$(39)
Total interest revenue	$(3,771)	$(2,829)	$(6,600)	$6,020	$(3,288)	$2,732

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.
(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements.
(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(5)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue. Interest revenue and interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(6)	Includes cash-basis loans.

ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE (1)(2)(3)

	2011 vs. 2010			2010 vs. 2009
	Increase (decrease)			Increase (decrease)
	due to change in:			due to change in:
	Average	Average	Net	Average	Average	Net
In millions of dollars	volume	rate	change	volume	rate	change
Deposits
In U.S. offices	$(124)	$11	$(113)	$27	$(1,612)	$(1,585)
In offices outside the U.S. (4)	16	282	298	540	(730)	(190)
Total	$(108)	$293	$185	$567	$(2,342)	$(1,775)
Federal funds purchased and securities loaned
or sold under agreements to repurchase
In U.S. offices	$(22)	$1	$(21)	$(70)	$(121)	$(191)
In offices outside the U.S. (4)	259	151	410	486	(920)	(434)
Total	$237	$152	$389	$416	$(1,041)	$(625)
Trading account liabilities (5)
In U.S. offices	$9	$(26)	$(17)	$110	$(49)	$61
In offices outside the U.S. (4)	14	32	46	12	17	29
Total	$23	$6	$29	$122	$(32)	$90
Short-term borrowings
In U.S. offices	$(145)	$(390)	$(535)	$(32)	$(344)	$(376)
In offices outside the U.S. (4)	26	242	268	23	(155)	(132)
Total	$(119)	$(148)	$(267)	$(9)	$(499)	$(508)
Long-term debt
In U.S. offices	$(1,470)	$410	$(1,060)	$1,840	$(1,590)	$250
In offices outside the U.S. (4)	(168)	25	(143)	(269)	52	(217)
Total	$(1,638)	$435	$(1,203)	$1,571	$(1,538)	$33
Total interest expense	$(1,605)	$738	$(867)	$2,667	$(5,452)	$(2,785)
Net interest revenue	$(2,166)	$(3,567)	$(5,733)	$3,353	$2,164	$5,517

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.
(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)	Detailed average volume, interest revenue and interest expense exclude discontinued operations. See Note 3 to the Consolidated Financial Statements.
(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(5)	Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

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

     The goal is to keep operational risk at appropriate levels relative to the characteristics of Citigroup’s businesses, the markets in which it operates, its capital and liquidity, and the competitive, economic and regulatory environment. Notwithstanding these controls, Citigroup incurs operational losses.

Framework
To monitor, mitigate and control operational risk, Citigroup maintains a system of comprehensive policies and has established a consistent framework for assessing and communicating operational risk and the overall effectiveness of the internal control environment across Citigroup. An Operational Risk Council provides oversight for operational risk across Citigroup. The Council’s membership includes senior members of the Chief Risk Officer’s organization covering multiple dimensions of risk management, with representatives of the Business and Regional Chief Risk Officers’ organizations and the business management group (see “Managing Global Risk—Risk Management—Overview” above). The Council’s focus is on identification and mitigation of operational risk and related incidents. The Council works with the business segments and the control functions with the objective of ensuring a transparent, consistent and comprehensive framework for managing operational risk globally.
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

     The operational risk standards facilitate the effective communication and mitigation of operational risk both within and across businesses. As new products and business activities are developed, processes are designed, modified or sourced through alternative means and operational risks are considered. Enterprise risk management, a newly formed organization within Citi’s independent risk management, proactively assists the businesses, operations and technology and the other independent control groups in enhancing the effectiveness of controls and managing operational risks across products, business lines and regions.

     Information about the businesses’ operational risk, historical losses and the control environment is reported by each major business segment and functional area, and is summarized and reported to senior management as well as the Risk Management and Finance Committee of Citi’s Board of Directors and the full Board of Directors.

Measurement and Basel II
To support advanced capital modeling and management, the businesses are required to capture relevant operational risk capital information. A risk capital model for operational risk has been developed and implemented across the major business segments as a step toward readiness for Basel II capital calculations. The risk capital calculation is designed to qualify as an “Advanced Measurement Approach” under Basel II. It uses a combination of internal and external loss data to support statistical modeling of capital requirement estimates, which are then adjusted to reflect qualitative data regarding the operational risk and control environment.

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

COUNTRY AND CROSS-BORDER RISK

Country Risk
Country risk is the risk that an event in a country (precipitated by developments within or external to a country) will impair the value of Citi’s franchise or will adversely affect the ability of obligors within that country to honor their obligations to Citi. Country risk events may include sovereign defaults, banking defaults or crises, currency crises and/or political events. See also “Risk Factors—Market and Economic Risks” above.
     The information below is based on Citi’s internal risk management measures. The country designation in Citi’s risk management systems is based on the country to which the client relationship, taken as a whole, is most directly exposed to economic, financial, sociopolitical or legal risks. This includes exposure to subsidiaries within the client relationship that are domiciled outside of the country.

     Citi assesses the risk of loss associated with certain of the country exposures on a regular basis. These analyses take into consideration alternative scenarios that may unfold, as well as specific characteristics of Citi’s portfolio, such as transaction structure and collateral. Citi currently believes that the risk of loss associated with the exposures set forth below is likely materially lower than the exposure amounts disclosed below and is sized appropriately relative to its franchise in these countries. For additional information relating to Citi’s risk management practices, see “Managing Global Risk” above.
     The sovereign entities of all the countries disclosed below, as well as the financial institutions and corporations domiciled in these countries, are important clients in the global Citi franchise. Citi fully expects to maintain its presence in these markets to service all of its global customers. As such, Citi’s exposure in these countries may vary over time, based upon its franchise, client needs and transaction structures.

GIIPS and France
Several European countries, including Greece, Ireland, Italy, Portugal, Spain and France, have been the subject of credit deterioration due to weaknesses in their economic and fiscal situations. Given investor interest in this area, the table below sets forth Citi’s exposures to these countries as of December 31, 2011.

In billions of U.S. dollars	GIIPS (1)	Greece	Ireland	Italy	Portugal	Spain	France
Funded loans, before reserves	$9.4	$1.1	$0.3	$1.9	$0.4	$5.7	$4.7
Derivative counterparty mark-to-market, inclusive of CVA (2)	10.8	0.6	0.6	7.3	0.3	2.0	7.0
Gross funded credit exposure	$20.2	$1.7	$0.9	$9.2	$0.7	$7.7	$11.7
Less: margin and collateral (3)	(4.2)	(0.2)	(0.4)	(1.2)	(0.1)	(2.3)	(5.3)
Less: purchased credit protection (4)	(9.6)	(0.1)	(0.1)	(6.7)	(0.2)	(2.5)	(5.1)
Net current funded credit exposure	$6.4	$1.4	$0.4	$1.3	$0.4	$2.9	$1.3
Net trading exposure	$1.1	$0.1	$0.2	$0.2	$—	$0.6	$0.3
AFS exposure	0.2	—	—	0.2	—	—	0.3
Net trading and AFS exposure	$1.3	$0.1	$0.2	$0.4	$—	$0.6	$0.6
Net current funded exposure	$7.7	$1.5	$0.6	$1.7	$0.4	$3.5	$1.9
Additional collateral received, not reducing amounts above	$(4.3)	$(1.2)	$(0.2)	$(0.4)	$—	$(2.5)	$(4.6)

Net current funded credit exposure detail:
Sovereigns	$0.7	$0.1	$—	$0.4	$0.2	$—	$—
Financial institutions	1.6	—	—	0.1	—	1.5	1.9
Corporations	4.1	1.3	0.4	0.8	0.2	1.4	(0.6)
Net current funded credit exposure	$6.4	$1.4	$0.4	$1.3	$0.4	$2.9	$1.3

Unfunded commitments:
Sovereigns	$0.3	$—	$—	$—	$—	$0.3	$0.8
Financial institutions	0.3	—	—	0.1	—	0.2	3.4
Corporations	6.7	0.4	$0.5	3.1	0.3	2.4	11.9
Total unfunded commitments	$7.3	$0.4	$0.5	$3.2	$0.3	$2.9	$16.1

Note: Information based on Citi’s internal risk management measures.
(1)	Greece, Ireland, Italy, Portugal and Spain.
(2)	Includes the net credit exposure arising from secured financing transactions, such as repurchase agreements and reverse repurchase agreements. See “Secured Financing Transactions” below.
(3)	Margin posted under legally enforceable margin agreements and collateral pledged under bankruptcy-remote structures. Does not include collateral received on secured financing transactions.
(4)	Credit protection purchased from financial institutions predominately outside of GIIPS and France. See “Credit Default Swaps” below.

GIIPS
Gross funded credit exposure to the sovereign entities of Greece, Ireland, Italy, Portugal and Spain (GIIPS), as well as financial institutions and multinational and local corporations designated in these countries under Citi’s risk management systems, was $20.2 billion at December 31, 2011. The $20.2 billion of gross credit exposure was made up of $9.4 billion in funded loans, before reserves, and $10.8 billion in derivative counterparty mark-to-market exposure, inclusive of credit valuation adjustments. The derivative counterparty mark-to-market exposure includes the net credit exposure arising from secured financing transactions, such as repurchase and reverse repurchase agreements. See “Secured Financing Transactions” below.
     As of December 31, 2011, Citi’s net current funded exposure to the GIIPS sovereigns, financial institutions and corporations was $7.7 billion. Included in the $7.7 billion net current funded exposure was $1.3 billion of net trading and available-for-sale securities exposure, and $6.4 billion of net current funded credit exposure. Each component is described below in more detail.

Net Trading and AFS Exposure - $1.3 billion
Included in the net current funded exposure at December 31, 2011 was a net position of $1.3 billion in securities and derivatives with the GIIPS sovereigns, financial institutions and corporations as the issuer or reference entity, which are held in Citi’s trading and AFS portfolios. These portfolios are marked to market daily and, as previously disclosed, Citi’s trading exposure levels vary as it maintains inventory consistent with customer needs.

Net Current Funded Credit Exposure - $6.4 billion
As of December 31, 2011, the net current funded credit exposure to the GIIPS sovereigns, financial institutions and corporations was $6.4 billion. Exposures were $0.7 billion to sovereigns, $1.6 billion to financial institutions and $4.1 billion to corporations.
     Consistent with Citi’s internal risk management measures and as set forth in the table above, net current funded credit exposure has been reduced by $4.3 billion of margin posted under legally enforceable margin agreements and collateral pledged under bankruptcy-remote structures. At December 31, 2011, the majority of this margin and collateral was in the form of cash, with the remainder in predominantly non-GIIPS, non-French securities, which are included at fair value.
     Net current funded credit exposure also reflects a reduction for $9.6 billion in purchased credit protection, predominantly from financial institutions outside the GIIPS and France. Such protection generally pays out only upon the occurrence of certain credit events with respect to the country or borrower covered by the protection, as determined by a committee composed of dealers and other market participants. In addition to counterparty credit risks (see “Credit Default Swaps” below), the credit protection may not fully cover all situations that may adversely affect the value of Citi’s exposure and, accordingly, Citi could still experience losses despite the existence of the credit protection.

Unfunded Commitments—$7.3 billion
As of December 31, 2011, Citi also had $7.3 billion of unfunded commitments to the GIIPS sovereigns, financial institutions and corporations, with $6.7 billion of this amount to corporations. These unfunded lines generally have standard conditions that must be met before they can be drawn.

Other Activities
Like other banks, Citi also provides settlement and clearing facilities for a variety of clients in these countries and actively monitors and manages these intra-day exposures. In addition, at December 31, 2011, Citi had approximately $7.4 billion of locally funded exposure in the GIIPS, generally to retail customers and small businesses as part of its local lending activities. The vast majority of this exposure is in Citi Holdings (Spain and Greece).

France
Gross funded credit exposure to the French sovereign, financial institutions and corporations was $11.7 billion at December 31, 2011. The $11.7 billion of gross credit exposure was made up of $4.7 billion in funded loans, before reserves, and $7.0 billion in derivative counterparty mark-to-market exposure, inclusive of credit valuation adjustments. The derivative counterparty mark-to-market exposure includes the net credit exposure arising from secured financing transactions, such as repurchase and reverse repurchase agreements. See “Secured Financing Transactions” below.
     As of December 31, 2011, Citi’s net current funded exposure to the French sovereign, financial institutions and corporations was $1.9 billion. Included in the $1.9 billion net current funded exposure was $0.6 billion of net trading and available-for-sale securities exposure, and $1.3 billion of net current funded credit exposure. Each component is described below in more detail.

Net Trading and AFS Exposure - $0.6 billion
Included in the net current funded exposure at December 31, 2011 was a net position of $0.6 billion in securities and derivatives with the French sovereign, financial institutions and corporations as the issuer or reference entity, which are held in Citi’s trading and AFS portfolios. These portfolios are marked to market daily and, as previously disclosed, Citi’s trading exposure levels vary as it maintains inventory consistent with customer needs.

Net Current Funded Credit Exposure - $1.3 billion
As of December 31, 2011, the net current funded credit exposure to the French sovereign, financial institutions and corporations was $1.3 billion. Exposures were $1.9 billion to financial institutions and $(0.6) billion to corporations.
     Consistent with Citi’s internal risk management measures and as set forth in the table above, net current funded credit exposure has been reduced by $5.3 billion of margin posted under legally enforceable margin agreements and collateral pledged under bankruptcy-remote structures. As of December 31, 2011, the majority of this margin and collateral was in the form of cash, with the remainder in non-GIIPS, non-French securities, which are included at fair value.

     Net current funded credit exposure also reflects a reduction for $5.1 billion in purchased credit protection, predominantly from financial institutions outside GIIPS and France. Such protection generally pays out only upon the occurrence of certain credit events with respect to the country or borrower covered by the protection, as determined by a committee composed of dealers and other market participants. In addition to counterparty credit risks (see “Credit Default Swaps” below), the credit protection may not fully cover all situations that may adversely affect the value of Citi’s exposure and, accordingly, Citi could still experience losses despite the existence of the credit protection.

Unfunded Commitments—$16.1 billion
As of December 31, 2011, Citi also had $16.1 billion of unfunded commitments to the French sovereign, financial institutions and corporations, with $11.9 billion of this amount to corporations. These unfunded lines generally have standard conditions that must be met before they can be drawn.

Other Activities
Similar to other banks, Citi also provides settlement and clearing facilities for a variety of clients in France and actively monitors and manages these intra-day exposures. Citi also has locally funded exposure in France; however, as of December 31, 2011, the amount of this exposure was not material.

Credit Default Swaps
Citi buys and sells credit protection, through credit default swaps, on underlying GIIPS or French entities as part of its market-making activities for clients in its trading portfolios. Citi also purchases credit protection, through credit default swaps, to hedge its own credit exposure to these underlying entities that arises from loans to these entities or derivative transactions with these entities.
     Citi buys and sells credit default swaps as part of its market-making activity, and purchases credit default swaps for credit protection, with financial institutions that Citi believes are of high quality. The counterparty credit exposure that can arise from the purchase or sale of credit default swaps is usually covered by legally enforceable netting and margining agreements with a given counterparty, so that the credit exposure to that counterparty is measured and managed in aggregate across all products covered by a given netting or margining agreement.
     The notional amount of credit protection purchased or sold on GIIPS or French underlying single reference entities as of December 31, 2011 is set forth in the table below. The net notional contract amounts, less mark-to-market adjustments, are included in “net current funded exposure” in the table under “GIIPS and France” above, and appear in either “net trading exposure” when part of a trading strategy or in “purchased credit protection” when purchased as a hedge against a credit exposure (see note 1 to the table below).

	Credit default swaps purchased or sold on underlying single reference entities in these countries						(1)
In billions of U.S. dollars	GIIPS	Greece	Ireland	Italy	Portugal	Spain	France
Notional CDS contracts on underlying reference entities (1)
Net purchased (2)	$(16.9)	$(1.0)	$(1.0)	$(9.2)	$(1.9)	$(7.6)	$(10.4)
Net sold (2)	7.8	1.0	0.7	2.7	2.0	5.3	6.4

Sovereign underlying reference entity
Net purchased (2)	(11.7)	(0.8)	(0.6)	(7.4)	(1.2)	(4.5)	(4.6)
Net sold (2)	5.7	0.8	0.6	1.9	1.2	4.0	4.5

Financial institution underlying reference entity
Net purchased (2)	(2.9)	—	(0.4)	(1.3)	(0.4)	(1.3)	(1.8)
Net sold (2)	2.4	—	0.1	1.4	0.4	1.0	1.6

Corporate underlying reference entity
Net purchased (2)	(5.2)	(0.4)	(0.2)	(2.4)	(0.7)	(2.8)	(6.7)
Net sold (2)	2.6	0.3	0.2	1.4	0.8	1.2	3.0

(1)	The net notional contract amounts, less mark-to-market adjustments, are included in Citi’s “net current funded exposure” in the table under “GIIPS and France” on page 107. These amounts are reflected in two places in such table: $9.6 billion and $5.1 billion for GIIPS and France, respectively, are included in “purchased credit protection” hedging “gross funded credit exposure.” The remaining activity is reflected in “net trading exposure” since these positions are part of a trading strategy.
(2)	The summation of notional amounts for each GIIPS country does not equal the notional amount presented in the GIIPS total column in the table above as additional netting is achieved at the agreement level with a specific counterparty across various GIIPS countries.

     When Citi purchases credit default swaps as a hedge against a credit exposure, Citi generally seeks to purchase products with a maturity date similar to the exposure against which the protection is purchased. While certain exposures may have longer maturities that extend beyond the credit default swap tenors readily available in the market, Citi generally will purchase credit protection with a maximum tenor that is readily available in the market.
     The above table contains all net credit default swaps (CDSs) purchased or sold on GIIPS or French underlying entities, whether part of a trading strategy or as purchased credit protection. With respect to the $16.9 billion net purchased CDS contracts on underlying GIIPS reference entities, approximately 89% has been purchased from non-GIIPS counterparties. With respect to the $10.4 billion net purchased CDS contracts on underlying French reference entities, approximately 72% has been purchased from non-French counterparties. The net credit exposure to any counterparties arising from these transactions, including any GIIPS or French counterparties, is managed and mitigated through legally enforceable netting and margining agreements. When Citi purchases credit default swaps as a hedge against a credit exposure, it generally seeks to purchase products from counterparties that would not be correlated with the underlying credit exposure it is hedging.

Secured Financing Transactions
     As part of its banking activities with its clients, Citi enters into secured financing transactions, such as repurchase agreements and reverse repurchase agreements. These transactions typically involve the lending of cash, against which securities are taken as collateral. The amount of cash loaned against the securities collateral is a function of the liquidity and quality of the collateral as well as the credit quality of the counterparty. The collateral is typically marked to market daily, and Citi has the ability to call for additional collateral (usually in the form of cash), if the value of the securities falls below a pre-defined threshold.
     As of December 31, 2011, Citi had loaned $19.2 billion in cash through secured financing transactions with GIIPS or French counterparties, usually through reverse repurchase agreements, as shown in the table below. Against those loans, it held approximately $21.2 billion fair value of securities collateral as well as $1.1 billion in variation margin, most of which was in cash.
     Consistent with Citi’s risk management systems, secured financing transactions are included in the counterparty derivative mark-to-market exposure at their net credit exposure value, which is typically small or zero given the over-collateralized structure of these transactions.

In billions of dollars	Cash financing out	Securities collateral in	(1)
Lending to GIIPS and French counterparties through secured financing transactions	$19.2	$21.2

(1)	Citi has also received approximately $1.1 billion in variation margin, predominately cash, associated with secured financing transactions with these counterparties.

     Collateral taken in against secured financing transactions is generally high quality, marketable securities, consisting of government debt, corporate debt, or asset-backed securities.

     The table below sets forth the fair value of the securities collateral taken in by Citi against secured financing transactions as of December 31, 2011.

		Government	Municipal or corporate	Asset-backed
In billions of dollars	Total	bonds	bonds	bonds
Securities pledged by GIIPS or French counterparties in secured financing transaction lending (1)	$21.2	$10.3	$0.7	$10.2
Investment grade	$20.3	$10.2	$0.4	$9.8
Non-investment grade	0.2	0.2	0.1	—
Not rated	0.7	—	0.2	0.4

(1)	Total includes approximately $2.8 billion in correlated risk collateral, predominately French sovereign debt pledged by French counterparties.

     Secured financing transactions can be short term or can extend beyond one year. In most cases, Citi has the right to call for additional margin daily, and can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.

     The table below sets forth the remaining transaction tenor for these transactions as of December 31, 2011.

	Remaining transaction tenor
In billions of dollars	Total	<1 year	1-3 years	3-4 years	(1)
Cash extended to GIIPS or French counterparties in secured financing transactions lending (1)	$19.2	$11.6	$6.1	$1.5

(1)	The longest remaining tenor trades mature January 2015.

Cross-Border Risk
Cross-border risk is the risk that actions taken by a non-U.S. government may prevent the conversion of local currency into non-local currency and/or the transfer of funds outside the country, among other risks, thereby impacting the ability of Citigroup and its customers to transact business across borders. Examples of cross-border risk include actions taken by foreign governments such as exchange controls and restrictions on the remittance of funds. These actions might restrict the transfer of funds or the ability of Citigroup to obtain payment from customers on their contractual obligations. Management of cross-border risk at Citi is performed through a formal review process that includes annual setting of cross-border limits and ongoing monitoring of cross-border exposures as well as monitoring of economic conditions globally through Citi’s Global Country Risk Management. See also “Risk Factors—Market and Economic Risks” above.
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
     FFIEC cross-border risk measures exposure to the immediate obligors or counterparties domiciled in the given country or, if applicable, by the location of collateral or guarantors of the legally binding guarantees. Cross-border outstandings are reported based on the country of the obligor or guarantor. Outstandings backed by cash collateral are assigned to the country in which the collateral is held. For securities received as collateral, cross-border outstandings are reported in the domicile of the issuer of the securities. Cross-border resale agreements are presented based on the domicile of the counterparty.
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

     The table below sets forth the countries where Citigroup’s total cross-border outstandings, as defined by FFIEC guidelines, exceeded 0.75% of total Citigroup assets as of December 31, 2011 and December 31, 2010:

	December 31, 2011											December 31, 2010
	Cross-border claims on third parties
							Investments
							in and					Total
					Trading and		funding of	Total				cross-
					short-term		local	cross-border				border
In billions of U.S. dollars	Banks	Public	Private	Total	claims	(1)	franchises	outstandings	(2)	Commitments	(3)	outstandings	(2)	Commitments	(3)
United Kingdom	$20.2	$1.0	$21.9	$43.1	$38.8		$—	$43.1		$101.8		$34.7		$105.5
Germany	15.8	18.6	4.2	38.6	37.6		0.6	39.2		64.7		33.6		59.5
France	15.6	3.2	19.6	38.4	35.9		—	38.4		69.3		37.5		57.3
India	4.1	0.9	6.7	11.7	11.0		18.8	30.5		5.3		28.6		4.6
Cayman Islands	0.2	—	22.7	22.9	22.5		—	22.9		1.4		20.6		0.3
Brazil	2.3	2.3	7.5	12.1	8.9		8.4	20.5		22.8		16.0		22.1
Netherlands	6.2	1.3	10.2	17.7	14.1		0.5	18.2		24.4		14.2		25.6
Mexico	—	3.0	4.7	7.7	4.7		10.2	17.9		12.3		16.2		12.0
Korea	1.9	0.9	3.2	6.0	4.7		9.9	15.9		24.5		15.8		22.6
Spain	4.4	1.0	4.4	9.8	7.4		4.2	14.0		27.7		11.5		20.3
Italy	1.5	7.7	1.7	10.9	10.4		0.5	11.4		37.0		13.0		25.9

(1)	Included in total cross-border claims on third parties.
(2)	Cross-border outstandings, as described above and as required by FFIEC guidelines, generally do not recognize the benefit of margin received or hedge positions and recognize offsetting exposures only for certain products and relationships. As a result, market volatility in interest rates, foreign exchange rates and credit spreads, such as experienced in the third quarter of 2011, will cause the level of reported cross-border outstandings to increase, all else being equal.
(3)	Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC. The FFIEC definition of commitments includes commitments to local residents to be funded with local currency liabilities originated within the country.

Differences Between Country and Cross-Border Risk
As described in more detail in the sections above, there are significant differences between the reporting of country risk and cross-border risk. A general summary of the more significant differences is as follows:

  Country risk is the risk that an event within a country will impair the value of Citi’s franchise or adversely affect the ability of obligors within the country to honor their obligations to Citi. Country risk reporting in Citi’s internal risk management systems is based on the identification of the country where the client relationship, taken as a whole, is most directly exposed to the economic, financial, sociopolitical or legal risks.
  Generally, country risk includes the benefit of margin received as well as offsetting exposures and hedge positions. As such, country risk, which is reported based on Citi’s internal risk management standards, measures net exposure to a credit or market risk event.
  Cross-border risk, as defined by the FFIEC, focuses on the potential exposure if foreign governments take actions, such as enacting exchange controls, that prevent the conversion of local currency to non-local currency or restrict the remittance of funds outside the country. Unlike country risk, FFIEC cross-border risk measures exposure to the immediate obligors or counterparties domiciled in the given country or, if applicable, by the location of collateral or guarantors of the legally binding guarantees, generally without the benefit of margin received or hedge positions, and recognizes offsetting exposures only for certain products.

     The differences between the presentation of country risk and cross-border risk can be substantial, including the identification of the country of risk, as described above. In addition, some of the more significant differences by product are described below:

  For country risk, net derivative receivables are generally reported based on fair value, netting receivables and payables under the same legally binding netting agreement, and recognizing the benefit of margin received and any hedge positions in place. For cross-border risk, these items are also reported based on fair value and allow for netting of receivables and payables if a legally binding netting agreement is in place, but only with the same specific counterparty, and do not recognize the benefit of margin received or hedges in place.
  For country risk, secured financing transactions, such as repurchase agreements and reverse repurchase agreements, as well as securities loaned and borrowed, are reported based on the net credit exposure arising from the transaction, which is typically small or zero given the over-collateralized structure of these transactions. For cross-border risk, reverse repurchase agreements and securities borrowed are reported based on notional amounts and do not include the value of any collateral received (repurchase agreements and securities loaned are not included in cross-border risk reporting).
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
  For country risk, credit default swaps (CDSs) are reported based on the net notional amount of CDSs purchased and sold, assuming zero recovery from the underlying entity, and adjusted for any mark-to-market receivable or payable position. For cross-border risk, CDSs are included based on the gross notional amount sold, and do not include any offsetting purchased CDSs on the same underlying entity.

Venezuelan Operations
In 2003, the Venezuelan government enacted currency restrictions that have restricted Citigroup’s ability to obtain U.S. dollars in Venezuela at the official foreign currency rate. In May 2010, the government enacted new laws that have closed the parallel foreign exchange market and established a new foreign exchange market. Citigroup does not have access to U.S. dollars in this new market. Citigroup uses the official rate to re-measure the foreign currency transactions in the financial statements of its Venezuelan operations, which have U.S. dollar functional currencies, into U.S. dollars. At December 31, 2011 and 2010, Citigroup had net monetary assets in its Venezuelan operations denominated in bolivars of approximately $241 million and $200 million, respectively.

FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND STRUCTURED DEBT

The following discussions relate to the derivative obligor information and the fair valuation for derivatives and structured debt. See Note 23 to the Consolidated Financial Statements for additional information on Citi’s derivative activities.

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
  Credit valuation adjustments (CVA) is applied to over-the-counter derivative instruments, in which the base valuation generally discounts expected cash flows using LIBOR interest rate curves. Because not all counterparties have the same credit risk as that implied by the relevant LIBOR curve, a CVA is necessary to incorporate the market view of both counterparty credit risk and Citi’s own credit risk in the valuation.

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
     Second, market-based views of default probabilities derived from observed credit spreads in the CDS market are applied to the expected future cash flows determined in step one. Citi’s own-credit CVA is determined using Citi-specific CDS spreads for the relevant tenor. Generally, counterparty CVA is determined using CDS spread indices for each credit rating and tenor. For certain identified facilities where individual analysis is practicable (for example, exposures to monoline counterparties), counterparty-specific CDS spreads are used.
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
     The table below summarizes the CVA applied to the fair value of derivative instruments as of December 31, 2011 and 2010.

	Credit valuation adjustment
	contra-liability (contra-asset)
	December 31,	December 31,
In millions of dollars	2011	2010
Non-monoline counterparties	$(5,392)	$(3,015)
Citigroup (own)	2,176	1,285
Net non-monoline CVA	$(3,216)	$(1,730)
Monoline counterparties (1)	—	(1,548)
Total CVA—derivative instruments	$(3,216)	$(3,278)

(1)	The reduction in CVA on derivative instruments with monoline counterparties includes $1.4 billion of utilizations in 2011.

Own DVA for Structured Debt
Own debt valuation adjustments (DVA) are recognized on Citi’s debt liabilities for which the fair value option (FVO) has been elected using Citi’s credit spreads observed in the bond market. Accordingly, the fair value of debt liabilities for which the fair value option has been elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of Citi’s credit spreads. Changes in fair value resulting from changes in Citi’s instrument-specific credit risk are estimated by incorporating Citi’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability.
     The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, and DVA on own FVO debt:

	Credit/debt valuation
	adjustment gain
	(loss)
In millions of dollars	2011	2010
CVA on derivatives, excluding monolines, net of hedges	$33	$120
CVA related to monoline counterparties, net of hedges	179	523
Total CVA—derivative instruments	$212	$643
DVA related to own FVO debt	$1,774	$(589)
Total CVA and DVA	$1,986	$54

     The CVA and DVA amounts shown above do not include the effect of counterparty credit risk embedded in non-derivative instruments. Losses on non-derivative instruments, such as bonds and loans, related to counterparty credit risk are not included in the table above.

CREDIT DERIVATIVES

Citigroup makes markets in and trades a range of credit derivatives, both on behalf of clients as well as for its own account. Through these contracts, Citi either purchases or writes protection on either a single-name or portfolio basis. Citi primarily uses credit derivatives to help mitigate credit risk in its corporate loan portfolio and other cash positions, and to facilitate client transactions.
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

     The fair values shown below are prior to the application of any netting agreements, cash collateral, and market or credit valuation adjustments.
     Citi actively participates in trading a variety of credit derivatives products as both an active two-way market-maker for clients and to manage credit risk. The majority of this activity was transacted with other financial intermediaries, including both banks and broker-dealers. Citi generally has a mismatch between the total notional amounts of protection purchased and sold and it may hold the reference assets directly, rather than entering into offsetting credit derivative contracts as and when desired. The open risk exposures from credit derivative contracts are largely matched after certain cash positions in reference assets are considered and after notional amounts are adjusted, either to a duration-based equivalent basis or to reflect the level of subordination in tranched structures.
     Citi actively monitors its counterparty credit risk in credit derivative contracts. Approximately 96% and 89% of the gross receivables are from counterparties with which Citi maintains collateral agreements as of December 31, 2011 and December 31, 2010, respectively. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.

     The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form as of December 31, 2011 and December 31, 2010:

December 31, 2011	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$57,175	$53,638	$981,085	$929,608
Broker-dealer	21,963	21,952	343,909	321,293
Monoline	10	—	238	—
Non-financial	95	130	1,797	1,048
Insurance and other financial institutions	11,611	9,132	185,861	142,579
Total by industry/counterparty	$90,854	$84,852	$1,512,890	$1,394,528
By instrument
Credit default swaps and options	$89,998	$83,419	$1,491,053	$1,393,082
Total return swaps and other	856	1,433	21,837	1,446
Total by instrument	$90,854	$84,852	$1,512,890	$1,394,528
By rating
Investment grade	$26,457	$23,846	$681,406	$611,447
Non-investment grade (1)	64,397	61,006	831,484	783,081
Total by rating	$90,854	$84,852	$1,512,890	$1,394,528
By maturity
Within 1 year	$5,707	$5,244	$281,373	$266,723
From 1 to 5 years	56,740	54,553	1,031,575	947,211
After 5 years	28,407	25,055	199,942	180,594
Total by maturity	$90,854	$84,852	$1,512,890	$1,394,528

December 31, 2010	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$37,586	$35,727	$820,211	$784,080
Broker-dealer	15,428	16,239	319,625	312,131
Monoline	1,914	2	4,409	—
Non-financial	93	70	1,277	1,463
Insurance and other financial institutions	10,108	7,760	177,171	125,442
Total by industry/counterparty	$65,129	$59,798	$1,322,693	$1,223,116
By instrument
Credit default swaps and options	$64,840	$58,225	$1,301,514	$1,221,211
Total return swaps and other	289	1,573	21,179	1,905
Total by instrument	$65,129	$59,798	$1,322,693	$1,223,116
By rating
Investment grade	$18,427	$15,368	$547,171	$487,270
Non-investment grade (1)	46,702	44,430	775,522	735,846
Total by rating	$65,129	$59,798	$1,322,693	$1,223,116
By maturity
Within 1 year	$1,716	$1,817	$164,735	$162,075
From 1 to 5 years	33,853	34,298	935,632	853,808
After 5 years	29,560	23,683	222,326	207,233
Total by maturity	$65,129	$59,798	$1,322,693	$1,223,116

(1)	Also includes not-rated credit derivative instruments.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Note 1 to the Consolidated Financial Statements contains a summary of Citigroup’s significant accounting policies, including a discussion of recently issued accounting pronouncements. These policies, as well as estimates made by management, are integral to the presentation of Citi’s results of operations and financial condition. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the significant accounting policies that require management to make highly difficult, complex or subjective judgments and estimates at times regarding matters that are inherently uncertain and susceptible to change. Management has discussed each of these significant accounting policies, the related estimates, and its judgments with the Audit Committee of the Board of Directors. Additional information about these policies can be found in Note 1 to the Consolidated Financial Statements.

Valuations of Financial Instruments
Citigroup holds fixed income and equity securities, derivatives, retained interests in securitizations, investments in private equity, and other financial instruments. In addition, Citi purchases securities under agreements to resell (reverse repos) and sells securities under agreements to repurchase (repos). Citigroup holds its investments, trading assets and liabilities, and resale and repurchase agreements on the Consolidated Balance Sheet to meet customer needs, to manage liquidity needs and interest rate risks, and for proprietary trading and private equity investing.
     Substantially all of the assets and liabilities described in the preceding paragraph are reflected at fair value on Citi’s Consolidated Balance Sheet. In addition, certain loans, short-term borrowings, long-term debt and deposits as well as certain securities borrowed and loaned positions that are collateralized with cash are carried at fair value. Approximately 38.8% and 37.3% of total assets, and 15.7% and 16.6% of total liabilities, were accounted for at fair value as of December 31, 2011 and 2010, respectively.
     When available, Citi generally uses quoted market prices to determine fair value and classifies such items within Level 1 of the fair value hierarchy established under ASC 820-10, Fair Value Measurements and Disclosures (see Note 25 to the Consolidated Financial Statements). If quoted market prices are not available, fair value is based upon internally developed valuation models that use, where possible, current market-based or independently sourced market parameters, such as interest rates, currency rates and option volatilities. Where a model is internally developed and used to price a significant product, it is subject to validation and testing by independent personnel. Such models are often based on a discounted cash flow analysis. In addition, items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

     The credit crisis caused some markets to become illiquid, thus reducing the availability of certain observable data used by Citi’s valuation techniques. This illiquidity, in at least certain markets, continued through 2011. When or if liquidity returns to these markets, the valuations will revert to using the related observable inputs in verifying internally calculated values. For additional information on Citigroup’s fair value analysis, see “Managing Global Risk.”

Recognition of Changes in Fair Value
Changes in the valuation of the trading assets and liabilities, as well as all other assets (excluding available-for-sale securities and derivatives in qualifying cash flow hedging relationships) and liabilities carried at fair value, are recorded in the Consolidated Statement of Income. Changes in the valuation of available-for-sale securities, other than write-offs and credit impairments, and the effective portion of changes in the valuation of derivatives in qualifying cash flow hedging relationships generally are recorded in Accumulated other comprehensive income (loss) (AOCI), which is a component of Stockholders’ equity on the Consolidated Balance Sheet. A full description of Citi’s policies and procedures relating to recognition of changes in fair value can be found in Notes 1, 25, 26 and 27 to the Consolidated Financial Statements.

Evaluation of Other-than-Temporary Impairment
Citi conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. Under the guidance for debt securities, other-than-temporary impairment (OTTI) is recognized in earnings in the Consolidated Statement of Income for debt securities that Citi has an intent to sell or that Citi believes it is more likely than not that it will be required to sell prior to recovery of the amortized cost basis. For those securities that Citi does not intend to sell or expect to be required to sell, credit-related impairment is recognized in earnings, with the non-credit-related impairment recorded in AOCI.
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

Regardless of the classification of the securities as available-for-sale or held-to-maturity, Citi assesses each position with an unrealized loss for OTTI.
     Management assesses equity method investments with fair value less than carrying value for OTTI, as discussed in Note 15 to the Consolidated Financial Statements. For investments that management does not plan to sell prior to recovery of value, or Citi is not likely to be required to sell, various factors are considered in assessing OTTI. For investments that Citi plans to sell prior to recovery of value, or would likely be required to sell and there is no expectation that the fair value will recover prior to the expected sale date, the full impairment would be recognized in the Consolidated Statement of Income.
     At December 31, 2011, Citi had several equity method investments that had temporary impairment, including its investments in Akbank and the Morgan Stanley Smith Barney joint venture. As of December 31, 2011, management does not plan to sell those investments prior to recovery of value and it is not more likely than not that Citi will be required to sell those investments. For additional information on these equity method investments, see Note 15 to the Consolidated Financial Statements (Evaluating Investments for Other-Than-Temporary Impairments) below.

CVA/DVA Methodology
ASC 820-10 requires that Citi’s own credit risk be considered in determining the market value of any Citi liability carried at fair value. These liabilities include derivative instruments as well as debt and other liabilities for which the fair value option has been elected. The credit valuation adjustment (CVA) is recognized on the balance sheet as a reduction or increase in the associated derivative asset or liability to arrive at the fair value (carrying value) of the derivative asset or liability. The debt valuation adjustment (DVA) is recognized on the balance sheet as a reduction or increase in the associated fair value option debt liability to arrive at the fair value of the liability. For additional information, see “Fair Value Adjustments for Derivatives and Structured Debt” above.

Allowance for Credit Losses

Allowance for Funded Lending Commitments
Management provides reserves for an estimate of probable losses inherent in the funded loan portfolio on the Consolidated Balance Sheet in the form of an allowance for loan losses. These reserves are established in accordance with Citigroup’s credit reserve policies, as approved by the Audit Committee of the Board of Directors. Citi’s Chief Risk Officer and Chief Financial Officer review the adequacy of the credit loss reserves each quarter with representatives from the risk management and finance staffs for each applicable business area. Applicable business areas include those having classifiably managed portfolios, where internal credit-risk ratings are assigned (primarily Institutional Clients Group and Global Consumer Banking), or modified Consumer loans, where concessions were granted due to the borrowers’ financial difficulties.

     The above-mentioned representatives covering these respective business areas present recommended reserve balances for their funded and unfunded lending portfolios along with supporting quantitative and qualitative data. The quantitative data include:

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
  Statistically calculated losses inherent in the classifiably managed portfolio for performing and de minimis non-performing exposures. The calculation is based upon: (i) Citigroup’s internal system of credit-risk ratings, which are analogous to the risk ratings of the major credit rating agencies; and (ii) historical default and loss data, including rating agency information regarding default rates from 1983 to 2011, and internal data dating to the early 1970s on severity of losses in the event of default.
  Additional adjustments. These include: (i) statistically calculated estimates to cover the historical fluctuation of the default rates over the credit cycle, the historical variability of loss severity among defaulted loans, and the degree to which there are large obligor concentrations in the global portfolio; and (ii) adjustments made for specifically known items, such as current environmental factors and credit trends.

     In addition, representatives from both the risk management and finance staffs that cover business areas with delinquency-managed portfolios containing smaller homogeneous loans present their recommended reserve balances based upon leading credit indicators, including loan delinquencies and changes in portfolio size, as well as economic trends, including housing prices, unemployment and GDP. This methodology is applied separately for each individual product within each different geographic region in which these portfolios exist.

     This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, loss recovery rates, the size and diversity of individual large credits, and the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing, among other things, are all taken into account during this review. Changes in these estimates could have a direct impact on Citi’s credit costs in any quarter and could result in a change in the allowance. Changes to the allowance are recorded in the Provision for loan losses.

Allowance for Unfunded Lending Commitments
A similar approach to the allowance for loan losses is used for calculating a reserve for the expected losses related to unfunded loan commitments and standby letters of credit. This reserve is classified on the Consolidated Balance Sheet in Other liabilities. Changes to the allowance for unfunded lending commitments are recorded in the Provision for unfunded lending commitments.
     For a further description of the loan loss reserve and related accounts, see Notes 1 and 17 to the Consolidated Financial Statements.

Securitizations
Citigroup securitizes a number of different asset classes as a means of strengthening its balance sheet and accessing competitive financing rates in the market. Under these securitization programs, assets are transferred into a trust and used as collateral by the trust to obtain financing. The cash flows from assets in the trust service the corresponding trust liabilities and equity interests. If the structure of the trust meets certain accounting guidelines, trust assets are treated as sold and are no longer reflected as assets of Citi. If these guidelines are not met, the assets continue to be recorded as Citi’s assets, with the financing activity recorded as liabilities on Citi’s Consolidated Balance Sheet.
     Citigroup also assists its clients in securitizing their financial assets and packages and securitizes financial assets purchased in the financial markets. Citi may also provide administrative, asset management, underwriting, liquidity facilities and/or other services to the resulting securitization entities and may continue to service some of these financial assets.

Elimination of Qualifying Special Purpose Entities (QSPEs) and Changes in the Consolidation Model for VIEs
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166, now incorporated into ASC Topic 860) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167, now incorporated into ASC Topic 810). Citigroup adopted both standards on January 1, 2010 and elected to apply SFAS 166 and SFAS 167 prospectively. Accordingly, prior periods have not been restated.

     SFAS 166 eliminated the concept of QSPEs from U.S. GAAP and amends the guidance on accounting for transfers of financial assets. SFAS 167 details three key changes to the consolidation model. First, former QSPEs are now included in the scope of SFAS 167. Second, the FASB has changed the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE (known as the primary beneficiary) to a qualitative determination of which party to the VIE has “power,” combined with potentially significant benefits or losses, instead of the previous quantitative risks and rewards model. The party that has “power” has the ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Third, the new standard requires that the primary beneficiary analysis be re-evaluated whenever circumstances change. The previous rules required reconsideration of the primary beneficiary only when specified reconsideration events occurred.
     As a result of implementing these new accounting standards, Citigroup consolidated certain of the VIEs and former QSPEs with which it had involvement on January 1, 2010. Further, certain asset transfers, including transfers of portions of assets, that would have been considered sales under SFAS 140 are considered secured borrowings under the new standards. Citigroup consolidated all required VIEs and former QSPEs, as of January 1, 2010, at carrying values or unpaid principal amounts, except for certain private-label residential mortgage and mutual fund deferred sales commissions VIEs, for which the fair value option was elected.
     The incremental impact of these changes on GAAP assets and resulting risk-weighted assets for those VIEs and former QSPEs that were consolidated or deconsolidated for accounting purposes as of January 1, 2010 was an increase in GAAP assets of $137.3 billion and $24.0 billion in risk-weighted assets. In addition, the cumulative effect of adopting these new accounting standards as of January 1, 2010 resulted in an aggregate after-tax charge to Retained earnings of $8.4 billion, reflecting the net effect of an overall pretax charge to Retained earnings (primarily relating to the establishment of loan loss reserves and the reversal of residual interests held) of $13.4 billion and the recognition of related deferred tax assets amounting to $5.0 billion.

Non-Consolidation of Certain Investment Funds
The FASB issued Accounting Standards Update No. 2010-10, Consolidation (Topic 810), Amendments for Certain Investment Funds (ASU 2010-10) in the first quarter of 2010. ASU 2010-10 provides a deferral of the requirements of SFAS 167 for certain investment funds. Citigroup has determined that a majority of the investment vehicles managed by it are provided a deferral from the requirements of SFAS 167 as they meet these criteria. These vehicles continue to be evaluated under the requirements of FIN 46(R) (ASC 810-10), prior to the implementation of SFAS 167.

     Where Citi has determined that certain investment vehicles are subject to the consolidation requirements of SFAS 167, the consolidation conclusions reached upon initial application of SFAS 167 are consistent with the consolidation conclusions reached under the requirements of ASC 810-10, prior to the implementation of SFAS 167.
     For additional information, see Notes 1 and 22 to the Consolidated Financial Statements.

Goodwill
Citigroup has recorded Goodwill of $25.4 billion (1.4% of assets) and $26.2 billion (1.4% of assets) on its Consolidated Balance Sheet at December 31, 2011 and December 31, 2010, respectively. No goodwill impairment was recorded during 2009, 2010 and 2011.
     Goodwill is allocated to Citi’s reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with the reporting unit as a whole. As a result, the full fair value of each reporting unit is available to support the value of goodwill allocated to the unit. As of December 31, 2011, Citigroup operated in three core business segments, as discussed above. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.
     The reporting unit structure in 2011 was consistent with the reporting units identified in the second quarter of 2009 as a result of the change in Citi’s organizational structure. During 2011, goodwill was allocated to disposals and tested for impairment under these reporting units. The nine reporting units were North America Regional Consumer Banking, EMEA Regional Consumer Banking, Asia Regional Consumer Banking, Latin America Regional Consumer Banking, Securities and Banking, Transaction Services, Brokerage and Asset Management, Local Consumer Lending—Cards and Local Consumer Lending—Other.
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
     When required, the second step of testing involves calculating the implied fair value of goodwill for each of the affected reporting units. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of the net assets and identifiable intangibles as if the reporting unit were being acquired. If the amount of the goodwill allocated to the reporting unit exceeds the implied fair value of the goodwill in the pro forma purchase price allocation, an impairment charge is recorded for the excess. A recognized impairment charge cannot exceed the amount of goodwill allocated to a reporting unit and cannot subsequently be reversed even if the fair value of the reporting unit recovers.
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
     Citigroup engaged the services of an independent valuation specialist in 2010 and 2011 to assist in Citi’s valuation for most of the reporting units employing both the market approach and DCF method. Citi believes that the DCF method, using management projections for the selected reporting units and an appropriate risk-adjusted discount rate, is most reflective of a market participant’s view of fair values given current market conditions. For the reporting units where both methods were utilized in 2010 and 2011, the resulting fair values were relatively consistent and appropriate weighting was given to outputs from both methods.
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
     Citi prepares a formal three-year strategic plan for its businesses on an annual basis. These projections incorporate certain external economic projections developed at the point in time the strategic plan is developed. For the purpose of performing any impairment test, the three-year forecast is updated by Citi to reflect current economic conditions as of the testing date. Citi used updated long-range financial forecasts as a basis for its annual goodwill impairment test performed as of July 1, 2011.
     The results of the July 1, 2011 test validated that the fair values exceeded the carrying values for the reporting units that had goodwill at the testing date. Citi is also required to test goodwill for impairment whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate, a decision to sell or dispose of all or a significant portion of a reporting unit, or a significant decline in Citi’s stock price. No interim goodwill impairment tests were performed during 2011.

     Since none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to Citigroup’s stock price. The sum of the fair values of the reporting units at July 1, 2011 exceeded the overall market capitalization of Citi as of July 1, 2011. However, Citi believes that it was not meaningful to reconcile the sum of the fair values of its reporting units to its market capitalization during the 2011 annual impairment test due to the fact that Citi’s market capitalization reflects the execution risk in a transaction involving Citigroup due to its size. The individual reporting units’ fair values are not subject to the same level of execution risk or a business model that is perceived to be complex.
     See also Note 18 to the Consolidated Financial Statements.

Income Taxes
Citi is subject to the income tax laws of the U.S., its states and local municipalities and the foreign jurisdictions in which Citi operates. These tax laws are complex and are subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. Disputes over interpretations of the tax laws may be subject to review and adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon audit.
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
     At December 31, 2011, Citi had recorded net DTAs of approximately $51.5 billion, a decrease of $0.6 billion from $52.1 billion at December 31, 2010.
     Although realization is not assured, Citi believes that the realization of the recognized net DTA of $51.5 billion at December 31, 2011 is more likely than not based upon expectations as to future taxable income in the jurisdictions in which the DTAs arise and based on available tax planning strategies (as defined in ASC 740, Income Taxes) that would be implemented, if necessary, to prevent a carryforward from expiring.
     In general, Citi would need to generate approximately $111 billion of taxable income during the respective carryforward periods (discussed below) to fully realize its U.S. federal, state and local DTAs. Citi’s net DTAs will decline primarily as additional domestic GAAP taxable income is generated.

     As of December 31, 2011, Citi was no longer in a three-year cumulative loss position for purposes of evaluating its DTAs. While this removes a significant piece of negative evidence in evaluating the need for a valuation allowance, Citi will continue to weigh the evidence supporting its DTAs. Citi has concluded that there are two pieces of positive evidence that support the full realizability of its DTAs. First, Citi forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies. Second, Citi has sufficient tax planning strategies, including potential sales of assets, in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of the DTAs considered realizable, however, is necessarily subject to Citi’s estimates of future taxable income in the jurisdictions in which it operates during the respective carry-forward periods, which is in turn subject to overall market and global economic conditions.
     The following table summarizes Citi’s net DTAs balance at December 31, 2011 and 2010:

Jurisdiction/Component

	DTA balance	DTA balance
In billions of dollars	December 31, 2011	December 31, 2010
U.S. federal (1)
Consolidated tax return net operating
loss (NOL)	$—	$3.8
Consolidated tax return foreign tax
credit (FTC)	15.8	13.9
Consolidated tax return general
business credit (GBC)	2.1	1.7
Future tax deductions and credits	23.0	21.8
Other (2)	1.4	0.4
Total U.S. federal	$42.3	$41.6
State and local
New York NOLs	$1.3	$1.7
Other state NOLs	0.7	0.8
Future tax deductions	2.2	2.1
Total state and local	$4.2	$4.6
Foreign
APB 23 subsidiary NOLs	$0.5	$0.5
Non-APB 23 subsidiary NOLs	1.8	1.5
Future tax deductions	2.7	3.9
Total foreign	$5.0	$5.9
Total	$51.5	$52.1

(1)	Included in the net U.S. federal DTAs of $42.3 billion at December 31, 2011 are deferred tax liabilities of $3 billion that will reverse in the relevant carryforward period and may be used to support the DTAs, and $0.2 billion in compensation deductions that reduced additional paid-in capital in January 2012 and for which no adjustment to such DTAs is permitted at December 31, 2011 because the related stock compensation was not yet deductible to Citi.
(2)	Includes $1.2 billion and $0.1 billion for 2011 and 2010, respectively, of tax carryforwards related to companies that file U.S. federal tax returns separate from Citigroup’s consolidated U.S. federal tax return.

     The U.S. federal consolidated tax return NOL carry-forward component of the DTAs of $3.8 billion at December 31, 2010 was utilized in 2011. For the reasons discussed herein, Citi believes the U.S. federal and New York state and city NOL carryforward period of 20 years provides enough time to fully utilize the DTAs pertaining to the existing NOL carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
     Because the U.S. federal consolidated tax return NOL carryforward has been utilized, Citi can begin to utilize its foreign tax credit (FTC) and general business credit (GBC) carryforwards. The U.S. FTC carryforward period is 10 years. Utilization of foreign tax credits in any year is restricted to 35% of foreign source taxable income in that year. However, overall domestic losses that Citi has incurred of approximately $56 billion as of December 31, 2011 are allowed to be reclassified as foreign source income to the extent of 50% of domestic source income produced in subsequent years, and such resulting foreign source income would in fact be sufficient to cover the foreign tax credits being carried forward. As such, Citi believes the foreign source taxable income limitation will not be an impediment to the foreign tax credit carryforward usage as long as Citi can generate sufficient domestic taxable income within the 10-year carryforward period.
     Regarding the estimate of future taxable income, Citi has projected its pretax earnings, predominantly based upon the “core” businesses that Citi intends to conduct going forward. These “core” businesses have produced steady and strong earnings in the past. Citi believes that it will generate sufficient pretax earnings within the 10-year carryforward period referenced above to be able to fully utilize the foreign tax credit carryforward, in addition to any foreign tax credits produced in such period.
     As mentioned above, Citi has examined tax planning strategies available to it in accordance with ASC 740 that would be employed, if necessary, to prevent a carryforward from expiring and to accelerate the usage of its carryforwards. These strategies include repatriating low-taxed foreign source earnings for which an assertion that the earnings have been indefinitely reinvested has not been made, accelerating U.S. taxable income into or deferring U.S. tax deductions out of the latter years of the carryforward period (e.g., selling appreciated intangible assets and electing straight-line depreciation), accelerating deductible temporary differences outside the U.S., holding onto available-for-sale debt securities with losses until they mature and selling certain assets that produce tax-exempt income, while purchasing assets that produce fully taxable income. In addition, the sale or restructuring of certain businesses can produce significant U.S. taxable income within the relevant carryforward periods.

     As previously disclosed, Citi’s ability to utilize its DTAs to offset future taxable income may be significantly limited if Citi experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Code). Generally, an ownership change will occur if there is a cumulative change in Citi’s ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. Any limitation on Citi’s ability to utilize its DTAs arising from an ownership change under Section 382 will depend on the value of Citi’s stock at the time of the ownership change.
     See Note 10 to the Consolidated Financial Statements for a further description of Citi’s tax provision and related income tax assets and liabilities.
     Approximately $11 billion of the net DTAs was included in Tier 1 Common and Tier 1 Capital as of December 31, 2011.

Litigation Accruals
See the discussion in Note 29 to the Consolidated Financial Statements for information regarding Citi’s policies on establishing accruals for legal and regulatory claims.

Accounting Changes and Future Application of Accounting Standards
See Note 1 to the Consolidated Financial Statements for a discussion of “Accounting Changes” and the “Future Application of Accounting Standards.”

DISCLOSURE CONTROLS AND PROCEDURES

Citi’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation that information required to be disclosed by Citi in its SEC filings is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate to allow for timely decisions regarding required disclosure.
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
     Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Citi’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Citi’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Citi’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Citi’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Citi’s receipts and expenditures are made only in accordance with authorizations of Citi’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Citi’s assets that could have a material effect on its financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In addition, given Citi’s large size, complex operations and global footprint, lapses or deficiencies in internal controls may occur from time to time.
     Citi management assessed the effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, Citi’s internal control over financial reporting was effective. In addition, there were no changes in Citi’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, Citi’s internal control over financial reporting.
     The effectiveness of Citi’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, Citi’s independent registered public accounting firm, as stated in their report below, which expressed an unqualified opinion on the effectiveness of Citi’s internal control over financial reporting as of December 31, 2011.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the rules and regulations of the SEC. In addition, Citigroup also may make forward-looking statements in its other documents filed or furnished with the SEC, and its management may make forward-looking statements orally to analysts, investors, representatives of the media and others.
     Generally, forward-looking statements are not based on historical facts but instead represent only Citigroup’s and its management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, and similar expressions, or future or conditional verbs such as will, should, would and could.
     Such statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results and capital and other financial condition may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included in this Form 10-K, the factors listed and described under “Risk Factors” above and the factors described below:

  the ongoing potential impact of significant regulatory changes around the world on Citi’s businesses, revenues and earnings, and the possibility of additional regulatory requirements beyond those already proposed, adopted or currently contemplated by U.S. or international regulators;
  the uncertainty around the ongoing implementation of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), as well as international efforts, on Citi’s ability to manage its businesses, the amount and timing of increased costs, and Citi’s ability to compete with U.S. and foreign competitors;
  Citi’s ability to meet prospective new regulatory capital requirements in the timeframe expected by the market or its regulators, the impact the continued lack of certainty surrounding Citi’s capital requirements has on Citi’s long-term capital planning, and the extent to which Citi will be disadvantaged by capital requirements compared to U.S. and non-U.S. competitors;
  the impact of the proposed rules relating to the regulation of derivatives under the Dodd-Frank Act, as well as similar proposed international derivatives regulations, on Citi’s competitiveness in, and earnings from, these businesses;
  the impact of the proposed restrictions under the “Volcker Rule” provisions of the Dodd-Frank Act on Citi’s market-making activities, the significant compliance costs associated with those proposals, and the potential that Citi could be forced to dispose of certain investments at less than fair value;
  the potential impact of the newly formed Consumer Financial Protection Bureau on Citi’s practices and operations with respect to a number of its U.S. Consumer businesses and the potential significant costs associated with implementing and complying with any new regulatory requirements;
  the potential negative impact to Citi of regulatory requirements in the U.S. and other jurisdictions aimed at facilitating the orderly resolution of large financial institutions;
  Citi’s ability to hire and retain highly qualified employees as a result of regulatory requirements regarding compensation practices or otherwise;
  the impact of existing and potential future regulations on Citi’s ability and costs to participate in securitization transactions, as well as the nature and profitability of securitization transactions generally;
  potential future changes to key accounting standards utilized by Citi and their impact on how Citi records and reports its financial condition and results of operations, including whether Citi would be able to meet any required transition timelines;
  the potential negative impact the ongoing Eurozone debt crisis could have on Citi’s businesses, results of operations, financial condition and liquidity, particularly if sovereign debt defaults, significant bank failures or defaults and/or the exit of one or more countries from the European Monetary Union occur;
  the continued uncertainty relating to the sustainability and pace of economic recovery and their continued effect on certain of Citi’s businesses, particularly S&B and the U.S. mortgage businesses within Citi Holdings – Local Consumer Lending;
  the potential impact of any further downgrade of the U.S. government credit rating, or concerns regarding a potential downgrade, on Citi’s businesses, results of operations, capital and funding and liquidity;
  risks arising from Citi’s extensive operations outside the U.S., particularly in emerging markets, including, without limitation, exchange controls, limitations on foreign investments, sociopolitical instability, nationalization, closure of branches or subsidiaries, confiscation of assets, and sovereign volatility, as well as increased compliance and regulatory risks and costs;
  the impact of external factors, such as market disruptions or negative market perceptions of Citi or the financial services industry generally, on Citi’s liquidity and/or costs of funding;
  the potential negative impact on Citi’s funding and liquidity of a reduction in Citi’s or its subsidiaries’ credit ratings;
  the potential outcome of the extensive litigation, investigations and inquiries pertaining to Citi’s U.S. mortgage-related activities and the impact of any such outcomes on Citi’s businesses, business practices, reputation, financial condition or results of operations;
  the negative impact of the remaining assets in Citi Holdings on Citi’s results of operations and Citi’s ability to more productively utilize the capital supporting these assets;
  the potential negative impact to Citi’s common stock price and market perception if Citi is unable to increase its common stock dividend or initiate a share repurchase program;

  Citi’s ability to achieve its targeted expense reduction levels as well as ensuring the highest level of productivity of Citi’s previous or future investment spending;
  the potential negative impact on the value of Citi’s deferred tax assets (DTAs) if U.S., state or foreign tax rates are reduced, or if other changes are made to the U.S. tax system, such as changes to the tax treatment of foreign business income;
  the expiration of the active financing income exception on Citi’s tax expense;
  the potential impact to Citi from evolving cybersecurity and other technological risks and attacks, which could result in additional costs, reputational damage, regulatory penalties and financial losses;
  the accuracy of Citi’s assumptions and estimates used to prepare its financial statements and the potential for Citi to experience significant losses if these assumptions or estimates are incorrect;
  the inability to predict the potential outcome of the extensive legal and regulatory proceedings that Citi is subject to at any given time, and the impact of any such outcomes on Citi’s businesses, business practices, reputation, financial condition or results of operations;
  Citi’s inability to maintain the value of the Citi brand; and
  Citi’s concentration of risk and the potential ineffectiveness of Citi’s risk management processes, including its risk monitoring and risk mitigation techniques.

     Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Citigroup Inc.:

We have audited Citigroup Inc. and subsidiaries’ (the “Company” or “Citigroup”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Citigroup maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citigroup as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Citigroup Inc.:

We have audited the accompanying consolidated balance sheets of Citigroup Inc. and subsidiaries (the “Company” or “Citigroup”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the Consolidated Financial Statements, in 2010 the Company changed its method of accounting for qualifying special purpose entities, variable interest entities and embedded credit derivatives.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citigroup’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York
February 24, 2012

[THIS PAGE INTENTIONALLY LEFT BLANK]

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

[THIS PAGE INTENTIONALLY LEFT BLANK]

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME	Citigroup Inc. and Subsidiaries
	Year ended December 31,
In millions of dollars, except per-share amounts	2011	2010	2009
Revenues
Interest revenue	$72,681	$79,282	$76,398
Interest expense	24,234	25,096	27,902
Net interest revenue	$48,447	$54,186	$48,496
Commissions and fees	$12,850	$13,658	$15,485
Principal transactions	7,234	7,517	6,068
Administration and other fiduciary fees	3,995	4,005	5,195
Realized gains (losses) on sales of investments, net	1,997	2,411	1,996
Other-than-temporary impairment losses on investments
Gross impairment losses	(2,413)	(1,495)	(7,262)
Less: Impairments recognized in AOCI	159	84	4,356
Net impairment losses recognized in earnings	(2,254)	(1,411)	$(2,906)
Insurance premiums	2,647	$2,684	$3,020
Other revenue	3,437	3,551	2,931
Total non-interest revenues	$29,906	$32,415	$31,789
Total revenues, net of interest expense	$78,353	$86,601	$80,285
Provisions for credit losses and for benefits and claims
Provision for loan losses	$11,773	$25,194	$38,760
Policyholder benefits and claims	972	965	1,258
Provision (release) for unfunded lending commitments	51	(117)	244
Total provisions for credit losses and for benefits and claims	$12,796	$26,042	$40,262
Operating expenses
Compensation and benefits	$25,688	$24,430	$24,987
Premises and equipment	3,326	3,331	3,697
Technology/communication	5,133	4,924	5,215
Advertising and marketing	2,346	1,645	1,415
Restructuring	—	—	(113)
Other operating	14,440	13,045	12,621
Total operating expenses	$50,933	$47,375	$47,822
Income (loss) from continuing operations before income taxes	$14,624	$13,184	$(7,799)
Provision (benefit) for income taxes	3,521	2,233	(6,733)
Income (loss) from continuing operations	$11,103	$10,951	$(1,066)
Discontinued operations
Income (loss) from discontinued operations	$23	$72	$(653)
Gain (loss) on sale	155	(702)	102
Provision (benefit) for income taxes	66	(562)	(106)
Income (loss) from discontinued operations, net of taxes	$112	$(68)	$(445)
Net income (loss) before attribution of noncontrolling interests	$11,215	$10,883	$(1,511)
Net income attributable to noncontrolling interests	148	281	95
Citigroup’s net income (loss)	$11,067	$10,602	$(1,606)
Basic earnings per share (1)(2)
Income (loss) from continuing operations	$3.69	$3.66	$(7.61)
Income (loss) from discontinued operations, net of taxes	0.04	(0.01)	(0.38)
Net income (loss)	$3.73	$3.65	$(7.99)
Weighted average common shares outstanding	2,909.8	2,877.6	1,156.8
Diluted earnings per share (1)(2)
Income (loss) from continuing operations	$3.59	$3.55	$(7.61)
Income (loss) from discontinued operations, net of taxes	0.04	(0.01)	(0.38)
Net income (loss)	$3.63	$3.54	$(7.99)
Adjusted weighted average common shares outstanding	2,998.8	2,967.8	1,209.9

(1)	Earnings per share amounts and adjusted weighted average common shares outstanding for all periods reflect Citigroup’s 1-for-10 reverse stock split, which was effective May 6, 2011.
(2)	Due to the net loss available to common shareholders in 2009, loss available to common stockholders for basic EPS was used to calculate diluted EPS. Including the effect of dilutive securities would result in anti-dilution.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries
		December 31,
In millions of dollars, except shares	2011	2010
Assets
Cash and due from banks (including segregated cash and other deposits)	$28,701	$27,972
Deposits with banks	155,784	162,437
Federal funds sold and securities borrowed or purchased under agreements to resell (including $142,862 and $87,512
as of December 31, 2011 and 2010, respectively, at fair value)	275,849	246,717
Brokerage receivables	27,777	31,213
Trading account assets (including $109,719 and $117,554 pledged to creditors at December 31, 2011 and 2010, respectively)	291,734	317,272
Investments (including $14,940 and $12,546 pledged to creditors at December 31, 2011 and 2010, respectively, and $274,040 and
$281,174 at December 31, 2011 and 2010, respectively, at fair value)	293,413	318,164
Loans, net of unearned income
Consumer (including $1,326 and $1,745 as of December 31, 2011 and 2010, respectively, at fair value)	423,731	455,732
Corporate (including $3,939 and $2,627 at December 31, 2011 and 2010, respectively, at fair value)	223,511	193,062
Loans, net of unearned income	$647,242	$648,794
Allowance for loan losses	(30,115)	(40,655)
Total loans, net	$617,127	$608,139
Goodwill	25,413	26,152
Intangible assets (other than MSRs)	6,600	7,504
Mortgage servicing rights (MSRs)	2,569	4,554
Other assets (including $11,241 and $19,530 as of December 31, 2011 and 2010, respectively, at fair value)	148,911	163,778
Total assets	$1,873,878	$1,913,902

     The following table presents certain assets of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheet above. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs on the following page, and are in excess of those obligations. Additionally, the assets in the table below include third-party assets of consolidated VIEs only, and exclude intercompany balances that eliminate in consolidation.

	December 31,
In millions of dollars	2011	2010
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks	$536	$799
Trading account assets	567	6,509
Investments	10,582	7,946
Loans, net of unearned income
Consumer (including $1,292 and $1,718 as of December 31, 2011 and December 31, 2010, respectively, fair value)	103,275	117,768
Corporate (including $198 and $425 as of December 31, 2011 and December 31, 2010, respectively, fair value)	23,780	23,537
Loans, net of unearned income	$127,055	$141,305
Allowance for loan losses	(8,000)	(11,346)
Total loans, net	$119,055	$129,959
Other assets	859	680
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$131,599	$145,893

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries
(Continued)	December 31,
In millions of dollars, except shares	2011	2010
Liabilities
Non-interest-bearing deposits in U.S. offices	$119,437	$78,268
Interest-bearing deposits in U.S. offices (including $848 and $662 at December 31, 2011 and 2010, respectively, at fair value)	223,851	225,731
Non-interest-bearing deposits in offices outside the U.S.	57,357	55,066
Interest-bearing deposits in offices outside the U.S. (including $478 and $603 at December 31, 2011 and 2010, respectively, at fair value)	465,291	485,903
Total deposits	$865,936	$844,968
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $112,770
and $121,193 as of December 31, 2011 and 2010, respectively, at fair value)	198,373	189,558
Brokerage payables	56,696	51,749
Trading account liabilities	126,082	129,054
Short-term borrowings (including $1,354 and $2,429 at December 31, 2011 and 2010, respectively, at fair value)	54,441	78,790
Long-term debt (including $24,172 and $25,997 at December 31, 2011 and 2010, respectively, at fair value)	323,505	381,183
Other liabilities (including $3,742 and $9,710 as of December 31, 2011 and 2010, respectively, at fair value)	69,272	72,811
Total liabilities	$1,694,305	$1,748,113
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 12,038 at December 31, 2011 and December 31, 2010, at
aggregate liquidation value	$312	$312
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 2,937,755,921 at December 31, 2011
and 2,922,401,623 at December 31, 2010	29	29
Additional paid-in capital	105,804	101,287
Retained earnings	90,520	79,559
Treasury stock, at cost: 2011—13,877,688 shares and 2010—16,565,572 shares	(1,071)	(1,442)
Accumulated other comprehensive income (loss)	(17,788)	(16,277)
Total Citigroup stockholders’ equity	$177,806	$163,468
Noncontrolling interest	1,767	2,321
Total equity	$179,573	$165,789
Total liabilities and equity	$1,873,878	$1,913,902

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

	December 31,
In millions of dollars	2011	2010
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$21,009	$22,046
Long-term debt (including $1,558 and $3,942 as of December 31, 2011 and December 31, 2010, respectively, fair value)	50,451	69,710
Other liabilities	587	813
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not
have recourse to the general credit of Citigroup	$72,047	$92,569

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY					Citigroup Inc. and Subsidiaries
	Year ended December 31,
	Amounts			Shares
In millions of dollars, except shares in thousands	2011	2010	2009	2011	2010	2009
Preferred stock at aggregate liquidation value
Balance, beginning of year	$312	$312	$70,664	12	12	829
Redemption or retirement of preferred stock	—	—	(74,005)	—	—	(824)
Issuance of new preferred stock	—	—	3,530	—	—	7
Preferred stock Series H discount accretion	—	—	123	—	—	—
Balance, end of year	$312	$312	$312	12	12	12
Common stock and additional paid-in capital
Balance, beginning of year	$101,316	$98,428	$19,222	2,922,402	2,862,610	567,174
Employee benefit plans	766	(736)	(4,395)	3,540	46,703	—
Conversion of preferred stock to common stock	—	—	61,963	—	—	1,737,259
Reset of convertible preferred stock conversion price	—	—	1,285	—	—	—
Issuance of shares and T-DECs for TARP repayment	—	—	20,298	—	1,270	558,177
Issuance of TARP-related warrants	—	—	88	—	—	—
ADIA Upper Decs Equity Units Purchase Contract	3,750	3,750	—	11,781	11,781	—
Other	1	(126)	(33)	33	38	—
Balance, end of year	$105,833	$101,316	$98,428	2,937,756	2,922,402	2,862,610
Retained earnings
Balance, beginning of year	$79,559	$77,440	$86,521
Adjustment to opening balance, net of taxes (1) (2)	—	(8,483)	413
Adjusted balance, beginning of period	$79,559	$68,957	$86,934
Citigroup’s net income (loss)	11,067	10,602	(1,606)
Common dividends (3)	(81)	10	(36)
Preferred dividends	(26)	(9)	(3,202)
Preferred stock Series H discount accretion	—	—	(123)
Reset of convertible preferred stock conversion price	—	—	(1,285)
Conversion of preferred stock to common stock	—	—	(3,242)
Other	1	(1)	—
Balance, end of year	$90,520	$79,559	$77,440
Treasury stock, at cost
Balance, beginning of year	$(1,442)	$(4,543)	$(9,582)	(16,566)	(14,283)	(22,168)
Issuance of shares pursuant to employee benefit plans	372	3,106	5,020	2,714	(2,128)	7,925
Treasury stock acquired (4)	(1)	(6)	(3)	(26)	(162)	(97)
Other	—	1	22	—	7	57
Balance, end of year	$(1,071)	$(1,442)	$(4,543)	(13,878)	(16,566)	(14,283)

Statement continues on the next page.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY					Citigroup Inc. and Subsidiaries
(Continued)
	Year ended December 31,
	Amounts			Shares
In millions of dollars, except shares in thousands	2011	2010	2009	2011	2010	2009
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(16,277)	$(18,937)	$(25,195)
Adjustment to opening balance, net of taxes (2)	—	—	(413)
Adjusted balance, beginning of year	$(16,277)	$(18,937)	$(25,608)
Net change in unrealized gains and losses on investment securities, net of taxes	2,360	1,952	5,713
Net change in cash flow hedges, net of taxes	(170)	532	2,007
Net change in foreign currency translation adjustment, net of taxes and hedges	(3,524)	820	(203)
Pension liability adjustment, net of taxes (5)	(177)	(644)	(846)
Net change in Accumulated other comprehensive income (loss)
before attribution of noncontrolling interest	$(1,511)	$2,660	$6,671
Balance, end of year	$(17,788)	$(16,277)	$(18,937)
Total Citigroup common stockholders’ equity and
common shares outstanding	$177,494	$163,156	$152,388	2,923,878	2,905,836	2,848,327
Total Citigroup stockholders’ equity	$177,806	$163,468	$152,700
Noncontrolling interest
Balance, beginning of year	$2,321	$2,273	$2,392
Initial origination of a noncontrolling interest	28	412	285
Transactions between noncontrolling-interest
shareholders and the related consolidated subsidiary	—	—	(134)
Transactions between Citigroup and the noncontrolling-interest shareholders	(274)	(231)	(354)
Net income attributable to noncontrolling-interest shareholders	148	281	95
Dividends paid to noncontrolling-interest shareholders	(67)	(99)	(17)
Accumulated other comprehensive income—net change in unrealized gains and
losses on investment securities, net of tax	(5)	1	5
Accumulated other comprehensive income (loss)—net change
in FX translation adjustment, net of tax	(87)	(27)	39
All other	(297)	(289)	(38)
Net change in noncontrolling interests	$(554)	$48	$(119)
Balance, end of year	$1,767	$2,321	$2,273
Total equity	$179,573	$165,789	$154,973
Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interests	$11,215	$10,883	$(1,511)
Net change in Accumulated other comprehensive income (loss)	(1,603)	2,634	6,715
Total comprehensive income (loss)	$9,612	$13,517	$5,204
Comprehensive income (loss) attributable to the
noncontrolling interests	$56	$255	$139
Comprehensive income (loss) attributable to Citigroup	$9,556	$13,262	$5,065

(1)	The adjustment to the opening balance for Retained earnings in 2010 represents the cumulative effect of initially adopting ASC 810, Consolidation (SFAS 167) and ASU 2010-11 (Scope Exception Related to Embedded Credit Derivatives). See Note 1 to the Consolidated Financial Statements.
(2)	The adjustment to the opening balances for Retained earnings and Accumulated other comprehensive income (loss) in 2009 represents the cumulative effect of initially adopting ASC 320-10-35-34 (FSP FAS 115-2 and FAS 124-2). See Note 1 to the Consolidated Financial Statements.
(3)	Common dividends in 2010 represent a reversal of dividends accrued on forfeitures of previously issued but unvested employee stock awards related to employees who have left Citigroup. Common dividends declared were as follows: $0.01 per share in the second, third and fourth quarters of 2011; $0.01 per share in the first quarter of 2009.
(4)	All open market repurchases were transacted under an existing authorized share repurchase plan and relate to customer fails/errors.
(5)	Reflects adjustments to the funded status of pension and postretirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation. See Note 9 to the Consolidated Financial Statements.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
	Year ended December 31,
In millions of dollars	2011	2010	2009
Cash flows from operating activities of continuing operations
Net income (loss) before attribution of noncontrolling interests	$11,215	$10,883	$(1,511)
Net income attributable to noncontrolling interests	148	281	95
Citigroup’s net income (loss)	$11,067	$10,602	$(1,606)
Income (loss) from discontinued operations, net of taxes	17	215	(402)
Gain (loss) on sale, net of taxes	95	(283)	(43)
Income (loss) from continuing operations—excluding noncontrolling interests	$10,955	$10,670	$(1,161)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	$250	$302	$434
(Additions)/reductions to deferred policy acquisition costs	(54)	(98)	(461)
Depreciation and amortization	2,872	2,664	2,853
Deferred tax benefit	(74)	(964)	(7,709)
Provision for credit losses	11,824	25,077	39,004
Change in trading account assets	25,538	15,601	25,864
Change in trading account liabilities	(2,972)	(8,458)	(25,382)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(29,132)	(24,695)	(43,726)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	8,815	35,277	(47,669)
Change in brokerage receivables net of brokerage payables	8,383	(6,676)	1,847
Realized gains from sales of investments	(1,997)	(2,411)	(1,996)
Change in loans held-for-sale	1,021	2,483	(1,711)
Other, net	9,312	(13,086)	5,203
Total adjustments	$33,786	$25,016	$(53,449)
Net cash provided by (used in) operating activities of continuing operations	$44,741	$35,686	$(54,610)
Cash flows from investing activities of continuing operations
Change in deposits with banks	$6,653	$4,977	$2,519
Change in loans	(11,559)	60,730	(148,651)
Proceeds from sales and securitizations of loans	10,022	9,918	241,367
Purchases of investments	(314,250)	(406,046)	(281,115)
Proceeds from sales of investments	182,566	183,688	85,395
Proceeds from maturities of investments	139,959	189,814	133,614
Capital expenditures on premises and equipment and capitalized software	(3,448)	(2,363)	(2,264)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	1,323	2,619	6,303
Net cash provided by (used in) investing activities of continuing operations	$11,266	$43,337	$37,168
Cash flows from financing activities of continuing operations
Dividends paid	$(107)	$(9)	$(3,237)
Issuance of common stock	—	—	17,514
Issuances of T-DECs—APIC	—	—	2,784
Issuance of ADIA Upper Decs equity units purchase contract	3,750	3,750	—
Treasury stock acquired	(1)	(6)	(3)
Stock tendered for payment of withholding taxes	(230)	(806)	(120)
Issuance of long-term debt	30,242	33,677	110,088
Payments and redemptions of long-term debt	(89,091)	(75,910)	(123,743)
Change in deposits	23,858	9,065	61,718
Change in short-term borrowings	(25,067)	(47,189)	(51,995)
Net cash (used in) provided by financing activities of continuing operations	$(56,646)	$(77,428)	$13,006
Effect of exchange rate changes on cash and cash equivalents	$(1,301)	$691	$632
Discontinued operations
Net cash provided by (used in) discontinued operations	$2,669	$214	$23
Change in cash and due from banks	$729	$2,500	$(3,781)
Cash and due from banks at beginning of period	27,972	25,472	29,253
Cash and due from banks at end of period	$28,701	$27,972	$25,472
Supplemental disclosure of cash flow information for continuing operations
Cash paid/(received) during the year for income taxes	$2,705	$4,307	$(289)
Cash paid during the year for interest	$21,230	$23,209	$28,389
Non-cash investing activities
Transfers to OREO and other repossessed assets	$1,284	$2,595	$2,880
Transfers to trading account assets from investments (available-for-sale)	—	12,001	—
Transfers to trading account assets from investments (held-to-maturity)	$12,700	$—	$—

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries, or investments accounted for at fair value under the fair value option, are accounted for under the equity method, and the pro rata share of their income (loss) is included in Other revenue. Income from investments in less than 20%-owned companies is recognized when dividends are received. As discussed below, Citigroup consolidates entities deemed to be variable interest entities when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings, and other investments are included in Other revenue.
     Throughout these Notes, “Citigroup”, “Citi” and “the Company” refer to Citigroup Inc. and its consolidated subsidiaries.
     Certain reclassifications have been made to the prior-periods’ financial statements and notes to conform to the current period’s presentation.

Citibank, N.A.
Citibank, N.A. is a commercial bank and wholly owned subsidiary of Citigroup Inc. Citibank’s principal offerings include: Consumer finance, mortgage lending, and retail banking products and services; investment banking, commercial banking, cash management, trade finance and e-commerce products and services; and private banking products and services.

Variable Interest Entities
An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC 810, Consolidation (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)) (SFAS 167), which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties; or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the entity’s expected losses or expected returns.
     Prior to January 1, 2010, the Company consolidated a VIE if it had a majority of the expected losses or a majority of the expected residual returns or both. As of January 1, 2010, when the Company adopted SFAS 167’s amendments to the VIE consolidation guidance, the Company consolidates a VIE when it has both the power to direct the activities that most significantly impact the VIE’s economic success and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE (that is, it is the primary beneficiary).

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
     For transactions whose terms are denominated in a currency other than the functional currency, including transactions denominated in the local currencies of foreign operations with the U.S. dollar as their functional currency, the effects of changes in exchange rates are primarily included in Principal transactions, along with the related hedge effects. Instruments used to hedge foreign currency exposures include foreign currency forward, option and swap contracts and designated issues of non-U.S. dollar debt. Foreign operations in countries with highly inflationary economies designate the U.S. dollar as their functional currency, with the effects of changes in exchange rates primarily included in Other revenue.

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
  Fixed income securities and marketable equity securities classified as “available-for-sale” are carried at fair value with changes in fair value reported in a separate component of Stockholders’ equity, net of applicable income taxes. As described in more detail in Note 15 to the Consolidated Financial Statements, credit-related declines in fair value that are determined to be other–than-temporary are recorded in earnings immediately. Realized gains and losses on sales are included in income primarily on a specific identification cost basis. Interest and dividend income on such securities is included in Interest revenue.
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

     For investments in fixed income securities classified as held-to-maturity or available-for-sale, accrual of interest income is suspended for investments that are in default or on which it is likely that future interest payments will not be made as scheduled.
     The Company uses a number of valuation techniques for investments carried at fair value, which are described in Note 25 to the Consolidated Financial Statements. Realized gains and losses on sales of investments are included in income.

Trading Account Assets and Liabilities
Trading account assets include debt and marketable equity securities, derivatives in a receivable position, residual interests in securitizations and physical commodities inventory. In addition (as described in Note 26 to the Consolidated Financial Statements), certain assets that Citigroup has elected to carry at fair value under the fair value option, such as loans and purchased guarantees, are also included in Trading account assets.

     Trading account liabilities include securities sold, not yet purchased (short positions), and derivatives in a net payable position, as well as certain liabilities that Citigroup has elected to carry at fair value (as described in Note 26 to the Consolidated Financial Statements).
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
     Physical commodities inventory is carried at the lower of cost or market with related losses reported in Principal transactions. Realized gains and losses on sales of commodities inventory are included in Principal transactions.
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
     The Company uses a number of techniques to determine the fair value of trading assets and liabilities, which are described in Note 25 to the Consolidated Financial Statements.

Securities Borrowed and Securities Loaned
Securities borrowing and lending transactions generally do not constitute a sale of the underlying securities for accounting purposes, and so are treated as collateralized financing transactions when the transaction involves the exchange of cash. Such transactions are recorded at the amount of cash advanced or received plus accrued interest. As described in Note 26 to the Consolidated Financial Statements, the Company has elected to apply fair value accounting to a number of securities borrowing and lending transactions. Irrespective of whether the Company has elected fair value accounting, fees paid or received for all securities lending and borrowing transactions are recorded in Interest expense or Interest revenue at the contractually specified rate.
     With respect to securities borrowed or loaned, the Company monitors the market value of securities borrowed or loaned on a daily basis and obtains or posts additional collateral in order to maintain contractual margin protection.
     As described in Note 25 to the Consolidated Financial Statements, the Company uses a discounted cash flow technique to determine the fair value of securities lending and borrowing transactions.

Repurchase and Resale Agreements
Securities sold under agreements to repurchase (repos) and securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities and so are treated as collateralized financing transactions. As set out in Note 26 to the Consolidated Financial Statements, the Company has elected to apply fair value accounting to a majority of such transactions, with changes in fair value reported in earnings. Any transactions for which fair value accounting has not been elected are recorded at the amount of cash advanced or received plus accrued interest. Irrespective of whether the Company has elected fair value accounting, interest paid or received on all repo and reverse repo transactions is recorded in Interest expense or Interest revenue at the contractually specified rate.
     Where the conditions of ASC 210-20-45-11, Balance Sheet—Offsetting: Repurchase and Reverse Repurchase Agreements, are met, repos and reverse repos are presented net on the Consolidated Balance Sheet.
     The Company’s policy is to take possession of securities purchased under reverse repurchase agreements. The Company monitors the market value of securities subject to repurchase or resale on a daily basis and obtains or posts additional collateral in order to maintain contractual margin protection.
     As described in Note 25 to the Consolidated Financial Statements, the Company uses a discounted cash flow technique to determine the fair value of repo and reverse repo transactions. See related discussion of the assessment of the effective control for repurchase agreements in “Future Application of Accounting Standards” below.

Repurchase and Resale Agreements, and Securities Lending and Borrowing Agreements, Accounted for as Sales
Where certain conditions are met under ASC 860-10, Transfers and Servicing (formerly FASB Statement No. 166, Accounting for Transfers of Financial Assets), the Company accounts for certain repurchase agreements and securities lending agreements as sales. The key distinction resulting in these agreements being accounted for as sales is a reduction in initial margin or restriction in daily maintenance margin. At December 31, 2011 and December 31, 2010, a nominal amount of these transactions were accounted for as sales that reduced Trading account assets.

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

Consumer loans
Consumer loans represent loans and leases managed primarily by the Global Consumer Banking and Local Consumer Lending businesses.

Non-accrual and re-aging policies
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
     For U.S. Consumer loans, one of the conditions to qualify for modification is that a minimum number of payments (typically ranging from one to three) must be made. Upon modification, the loan is re-aged to current status. However, re-aging practices for certain open-ended Consumer loans, such as credit cards, are governed by Federal Financial Institutions Examination Council (FFIEC) guidelines. For open-ended Consumer loans subject to FFIEC guidelines, one of the conditions for the loan to be re-aged to current status is that at least three consecutive minimum monthly payments, or the equivalent amount, must be received. In addition, under FFIEC guidelines, the number of times that such a loan can be re-aged is subject to limitations (generally once in twelve months and twice in five years). Furthermore, Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) loans are modified under those respective agencies’ guidelines and payments are not always required in order to re-age a modified loan to current.

Charge-off policies
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
  Unsecured loans in bankruptcy are charged off within 60 days of notification of filing by the bankruptcy court or in accordance with Citi’s charge-off policy, whichever occurs earlier.
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

Loans Held-for-Sale
Corporate and Consumer loans that have been identified for sale are classified as loans held-for-sale included in Other assets. The practice of the U.S. prime mortgage business has been to sell substantially all of its conforming loans. As such, U.S. prime mortgage conforming loans are classified as held-for-sale and the fair value option is elected at the time of origination. With the exception of these loans for which the fair value option has been elected, held-for-sale loans are accounted for at the lower of cost or market value, with any write-downs or subsequent recoveries charged to Other revenue. The related cash flows are classified in the Consolidated Statement of Cash Flows in the cash flows from operating activities category on the line Change in loans held-for-sale.

Allowance for Loan Losses
Allowance for loan losses represents management’s best estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and troubled debt restructurings. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable loan losses inherent in the overall portfolio. Additions to the allowance are made through the Provision for loan losses. Loan losses are deducted from the allowance, and subsequent recoveries are added. Assets received in exchange for loan claims in a restructuring are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance.

Corporate loans
In the corporate portfolios, the Allowance for loan losses includes an asset-specific component and a statistically based component. The asset-specific component is calculated under ASC 310-10-35, Receivables—Subsequent Measurement (formerly SFAS 114) on an individual basis for larger-balance, non-homogeneous loans, which are considered impaired. An asset-specific allowance is established when the discounted cash flows, collateral value (less disposal costs), or observable market price of the impaired loan is lower than its carrying value. This allowance considers the borrower’s overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors (discussed further below) and, if appropriate, the realizable value of any collateral. The asset-specific component of the allowance for smaller balance impaired loans is calculated on a pool basis considering historical loss experience.
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
     For both the asset-specific and the statistically based components of the Allowance for loan losses, management may incorporate guarantor support. The financial wherewithal of the guarantor is evaluated, as applicable, based on net worth, cash flow statements and personal or company financial statements which are updated and reviewed at least annually. Citi seeks performance on guarantee arrangements in the normal course of business. Seeking performance entails obtaining satisfactory cooperation from the guarantor or borrower to achieve Citi’s strategy in the specific situation. This regular cooperation is indicative of pursuit and successful enforcement of the guarantee; the exposure is reduced without the expense and burden of pursuing a legal remedy. Enforcing a guarantee via legal action against the guarantor is not the primary means of resolving a troubled loan situation and rarely occurs. A guarantor’s reputation and willingness to work with Citigroup is evaluated based on the historical experience with the guarantor and the knowledge of the marketplace. In the rare event that the guarantor is unwilling or unable to perform or facilitate borrower cooperation, Citi pursues a legal remedy. If Citi does not pursue a legal remedy, it is because Citi does not believe that the guarantor has the financial wherewithal to perform regardless of legal action or because there are legal limitations on simultaneously pursuing guarantors and foreclosure. A guarantor’s reputation does not impact our decision or ability to seek performance under the guarantee.
     In cases where a guarantee is a factor in the assessment of loan losses, it is included via adjustment to the loan’s internal risk rating, which in turn is the basis for the adjustment to the statistically based component of the Allowance for loan losses. To date, it is only in rare circumstances that an impaired commercial or commercial real estate (CRE) loan is carried at a value in excess of the appraised value due to a guarantee.
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

Consumer loans
For Consumer loans, each portfolio of non-modified smaller-balance, homogeneous loans is independently evaluated by product type (e.g., residential mortgage, credit card, etc.) for impairment in accordance with ASC 450-20. The allowance for loan losses attributed to these loans is established via a process that estimates the probable losses inherent in the specific portfolio. This process includes migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current and anticipated economic conditions, including changes in housing prices and unemployment trends. Citi’s allowance for loan losses under ASC 450-20 only considers contractual principal amounts due, except for credit card loans where estimated loss amounts related to accrued interest receivable are also included.
     Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing, and classified loans, trends in volumes and terms of loans, an evaluation of overall credit quality, the credit process, including lending policies and procedures, and economic, geographical, product and other environmental factors.
     Separate valuation allowances are determined for impaired smaller-balance homogeneous loans whose terms have been modified in a troubled debt restructuring (TDR). Long-term modification programs as well as short-term (less than 12 months) modifications originated from January 1, 2011) that provide concessions (such as interest rate reductions) to borrowers in financial difficulty are reported as TDRs. In addition, loans included in the U.S. Treasury’s Home Affordable Modification Program (HAMP) trial period at December 31, 2011 are reported as TDRs. The allowance for loan losses for TDRs is determined in accordance with ASC 310-10-35 considering all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan’s original contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. These expected cash flows incorporate modification program default rate assumptions. The original contractual effective rate for credit card loans is the pre-modification rate, which may include interest rate increases under the original contractual agreement with the borrower.
     Where short-term concessions have been granted prior to January 1, 2011, the allowance for loan losses is materially consistent with the requirements of ASC 310-10-35.
     Valuation allowances for commercial market loans, which are classifiably managed Consumer loans, are determined in the same manner as for Corporate loans and are described in more detail in the following section. Generally, an asset-specific component is calculated under ASC 310-10-35 on an individual basis for larger-balance, non-homogeneous loans that are considered impaired and the allowance for the remainder of the classifiably managed Consumer loan portfolio is calculated under ASC 450 using a statistical methodology, supplemented by management adjustment.

Reserve Estimates and Policies
Management provides reserves for an estimate of probable losses inherent in the funded loan portfolio on the balance sheet in the form of an allowance for loan losses. These reserves are established in accordance with Citigroup’s credit reserve policies, as approved by the Audit Committee of the Board of Directors. Citi’s Chief Risk Officer and Chief Financial Officer review the adequacy of the credit loss reserves each quarter with representatives from the risk management and finance staffs for each applicable business area. Applicable business areas include those having classifiably managed portfolios, where internal credit-risk ratings are assigned (primarily
Institutional Clients Group and Global Consumer Banking) or modified Consumer loans, where concessions were granted due to the borrowers’ financial difficulties.
     The above-mentioned representatives covering these respective business areas present recommended reserve balances for their funded and unfunded lending portfolios along with supporting quantitative and qualitative data. The quantitative data include:

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
  Statistically calculated losses inherent in the classifiably managed portfolio for performing and de minimis non-performing exposures. The calculation is based upon: (i) Citigroup’s internal system of credit-risk ratings, which are analogous to the risk ratings of the major rating agencies; and (ii) historical default and loss data, including rating agency information regarding default rates from 1983 to 2010 and internal data dating to the early 1970s on severity of losses in the event of default.
  Additional adjustments include: (i) statistically calculated estimates to cover the historical fluctuation of the default rates over the credit cycle, the historical variability of loss severity among defaulted loans, and the degree to which there are large obligor concentrations in the global portfolio; and (ii) adjustments made for specific known items, such as current environmental factors and credit trends.

     In addition, representatives from each of the risk management and finance staffs that cover business areas with delinquency-managed portfolios containing smaller-balance homogeneous loans present their recommended reserve balances based upon leading credit indicators, including loan delinquencies and changes in portfolio size as well as economic trends, including housing prices, unemployment and GDP. This methodology is applied separately for each individual product within each geographic region in which these portfolios exist.

     This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, loss recovery rates, the size and diversity of individual large credits, and the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing, among other things, are all taken into account during this review. Changes in these estimates could have a direct impact on the credit costs in any period and could result in a change in the allowance. Changes to the Allowance for loan losses are recorded in the Provision for loan losses.

Allowance for Unfunded Lending Commitments
A similar approach to the allowance for loan losses is used for calculating a reserve for the expected losses related to unfunded loan commitments and standby letters of credit. This reserve is classified on the balance sheet in Other liabilities. Changes to the allowance for unfunded lending commitments are recorded in the Provision for unfunded lending commitments.

Mortgage Servicing Rights
Mortgage servicing rights (MSRs) are recognized as intangible assets when purchased or when the Company sells or securitizes loans acquired through purchase or origination and retains the right to service the loans. Mortgage servicing rights are accounted for at fair value, with changes in value recorded in Other Revenue in the Company’s Consolidated Statement of Income.
     Additional information on the Company’s MSRs can be found in Note 22 to the Consolidated Financial Statements.

Consumer Mortgage—Representations and Warranties
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

     In the event of a breach of these representations and warranties, Citi may be required to either repurchase the mortgage loans with the identified defects (generally at unpaid principal balance plus accrued interest) or indemnify (“make-whole”) the investors for their losses. Citi’s representations and warranties are generally not subject to stated limits in amount or time of coverage.
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
     The repurchase reserve is calculated by individual sales vintage (i.e., the year the loans were sold) and is based on various assumptions. These assumptions contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amount. The most significant assumptions used to calculate the reserve levels are as follows:

  loan documentation requests;
  repurchase claims as a percentage of loan documentation requests;
  claims appeal success rate; and
  estimated loss per repurchase or make-whole.

Securities and Banking-Sponsored Legacy Private Label
Residential Mortgage Securitizations—Representations
and Warranties
 Legacy mortgage securitizations sponsored by Citi’s S&B business have represented a much smaller portion of Citi’s mortgage business.
     The mortgages included in S&B-sponsored legacy securitizations were purchased from parties outside of S&B. Representations and warranties relating to the mortgage loans included in each trust issuing the securities were made either by Citi, by third-party sellers (which were also often the originators of the loans), or both. These representations and warranties were generally made or assigned to the issuing trust and related to, among other things, the following:

  the absence of fraud on the part of the borrower, the seller or any appraiser, broker or other party involved in the origination of the mortgage (which was sometimes wholly or partially limited to the knowledge of the representation and warranty provider);
  whether the mortgage property was occupied by the borrower as his or her principal residence;
  the mortgage’s compliance with applicable federal, state and local laws;
  whether the mortgage was originated in conformity with the originator’s underwriting guidelines; and
  detailed data concerning the mortgages that were included on the mortgage loan schedule.

     In the event of a breach of its representations and warranties, Citi may be required either to repurchase the mortgage with the identified defects (generally at unpaid principal balance plus accrued interest) or indemnify the investors for their losses through make-whole payments.
     To date, Citi has received actual claims for breaches of representations and warranties relating to only a small percentage of the mortgages included in these securitization transactions, although the pace of claims remains volatile and has recently increased.

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

Other Assets and Other Liabilities
Other assets include, among other items, loans held-for-sale, deferred tax assets, equity-method investments, interest and fees receivable, premises and equipment, repossessed assets, and other receivables. Other liabilities include, among other items, accrued expenses and other payables, deferred tax liabilities, and reserves for legal claims, taxes, unfunded lending commitments, repositioning reserves, and other matters.

Other Real Estate Owned and Repossessed Assets
Real estate or other assets received through foreclosure or repossession are generally reported in Other assets, net of a valuation allowance for selling costs and net of subsequent declines in fair value.

Securitizations
The Company primarily securitizes credit card receivables and mortgages. Other types of securitized assets include corporate debt instruments (in cash and synthetic form) and student loans.
     There are two key accounting determinations that must be made relating to securitizations. Citi first makes a determination as to whether the securitization entity would be consolidated. Second, it determines whether the transfer of financial assets to the entity is considered a sale under GAAP. If the securitization entity is a VIE, the Company consolidates the VIE if it is the primary beneficiary.
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
     Interests in the securitized and sold assets may be retained in the form of subordinated or senior interest-only strips, subordinated tranches, spread accounts, and servicing rights. In credit card securitizations, the Company retains a seller’s interest in the credit card receivables transferred to the trusts, which is not in securitized form. In the case of consolidated securitization entities, including the credit card trusts, these retained interests are not reported on Citi’s Consolidated Balance Sheet; rather, the securitized loans remain on the balance sheet. Substantially all of the Consumer loans sold or securitized through non-consolidated trusts by Citigroup are U.S. prime residential mortgage loans. Retained interests in non-consolidated mortgage securitization trusts are classified as Trading Account Assets, except for MSRs which are included in Mortgage Servicing Rights on Citigroup’s Consolidated Balance Sheet.

Debt
Short-term borrowings and long-term debt are accounted for at amortized cost, except where the Company has elected to report the debt instruments, including certain structured notes, at fair value or the debt is in a fair value hedging relationship.

Transfers of Financial Assets
For a transfer of financial assets to be considered a sale: the assets must have been isolated from the Company, even in bankruptcy or other receivership; the purchaser must have the right to pledge or sell the assets transferred or, if the purchaser is an entity whose sole purpose is to engage in securitization and asset-backed financing activities and that entity is constrained from pledging the assets it receives, each beneficial interest holder must have the right to sell the beneficial interests; and the Company may not have an option or obligation to reacquire the assets. If these sale requirements are met, the assets are removed from the Company’s Consolidated Balance Sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, the assets remain on the Consolidated Balance Sheet, and the sale proceeds are recognized as the Company’s liability. A legal opinion on a sale is generally obtained for complex transactions or where the Company has continuing involvement with assets transferred or with the securitization entity. For a transfer to be eligible for sale accounting, those opinions must state that the asset transfer is considered a sale and that the assets transferred would not be consolidated with the Company’s other assets in the event of the Company’s insolvency.
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
     See Note 22 to the Consolidated Financial Statements for further discussion.

Risk Management Activities–Derivatives Used for
Hedging Purposes
The Company manages its exposures to market rate movements outside its trading activities by modifying the asset and liability mix, either directly or through the use of derivative financial products, including interest-rate swaps, futures, forwards, and purchased options, as well as foreign-exchange contracts. These end-user derivatives are carried at fair value in Other assets, Other liabilities, Trading account assets and Trading account liabilities.
     To qualify as an accounting hedge under the hedge accounting rules (versus a management hedge where hedge accounting is not sought), a derivative must be highly effective in offsetting the risk designated as being hedged. The hedge relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge, which includes the item and risk that is being hedged and the derivative that is being used, as well as how effectiveness will be assessed and ineffectiveness measured. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis, typically using quantitative measures of correlation with hedge ineffectiveness measured and recorded in current earnings.
     If a hedge relationship is found to be ineffective, it no longer qualifies as an accounting hedge and hedge accounting would not be applied. Any gains or losses attributable to the derivatives, as well as subsequent changes in fair value, are recognized in Other revenue or Principal transactions with no offset on the hedged item, similar to trading derivatives.
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
     End-user derivatives that are economic hedges, rather than qualifying for hedge accounting, are also carried at fair value, with changes in value included in Principal transactions or Other revenue. Citigroup often uses economic hedges when qualifying for hedge accounting would be too complex or operationally burdensome; examples are hedges of the credit risk component of commercial loans and loan commitments. Citigroup periodically evaluates its hedging strategies in other areas and may designate either a qualifying hedge or an economic hedge, after considering the relative cost and benefits. Economic hedges are also employed when the hedged item itself is marked to market through current earnings, such as hedges of commitments to originate one-to-four-family mortgage loans to be held for sale and MSRs.
     For those accounting hedge relationships that are terminated or when hedge designations are removed, the hedge accounting treatment described in the paragraphs above is no longer applied. Instead, the end-user derivative is terminated or transferred to the trading account. For fair value hedges, any changes in the fair value of the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in Accumulated other comprehensive income (loss) and are included in earnings of future periods when the hedged cash flows impact earnings. However, if it becomes probable that the hedged forecasted transaction will not occur, any amounts that remain in Accumulated other comprehensive income (loss) are immediately reflected in Other revenue.

Employee Benefits Expense
Employee benefits expense includes current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards and costs of other employee benefits.

Stock-Based Compensation
The Company recognizes compensation expense related to stock and option awards over the requisite service period, generally based on the instruments’ grant date fair value, reduced by expected forfeitures. Compensation cost related to awards granted to employees who meet certain age plus years-of-service requirements (retirement eligible employees) is accrued in the year prior to the grant date, in the same manner as the accrual for cash incentive compensation. Certain stock awards with performance conditions or certain clawback provisions are subject to variable accounting, pursuant to which the associated charges fluctuate with changes in Citigroup’s stock price.

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

     Deferred taxes are recorded for the future consequences of events that have been recognized for financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) (now incorporated into ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves.
     See Note 10 to the Consolidated Financial Statements for a further description of the Company’s provision and related income tax assets and liabilities.

Commissions, Underwriting and Principal Transactions
Commissions revenues are recognized in income generally when earned. Underwriting revenues are recognized in income typically at the closing of the transaction. Principal transactions revenues are recognized in income on a trade-date basis. See Note 6 to the Consolidated Financial Statements for a description of the Company’s revenue recognition policies for commissions and fees.

Earnings per Share
Earnings per share (EPS) is computed after deducting preferred stock dividends. The Company has granted restricted and deferred share awards with dividend rights that are considered to be participating securities, which are akin to a second class of common stock. Accordingly, a portion of Citigroup’s earnings is allocated to those participating securities in the EPS calculation.
     Basic earnings per share is computed by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. It is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and warrants, convertible securities, T-DECs, and the shares that could have been issued under the Company’s Management Committee Long-Term Incentive Plan and after the allocation of earnings to the participating securities.
     All per share amounts and Citigroup shares outstanding for all periods reflect Citigroup’s 1-for-10 reverse stock split, which was effective May 6, 2011.

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
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses. The ASU required a greater level of disaggregated information about the allowance for credit losses and the credit quality of financing receivables. The period-end balance disclosure requirements for loans and the allowance for loan losses were effective for reporting periods ending on or after December 15, 2010 and were included in the Company’s 2010 Annual Report on Form 10-K, while disclosures for activity during a reporting period in the loan and allowance for loan losses accounts were effective for reporting periods beginning on or after December 15, 2010 and were included in the Company’s Forms 10-Q beginning with the first quarter of 2011 (see Notes 16 and 17 to the Consolidated Financial Statements). The troubled debt restructuring disclosure requirements that were part of this ASU became effective in the third quarter of 2011 (see below).

Troubled Debt Restructurings (TDRs)
In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of whether a Restructuring is a Troubled Debt Restructuring, to clarify the guidance for accounting for troubled debt restructurings. The ASU clarified the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties, such as:

  Any shortfall in contractual loan payments is considered a concession.
  Creditors cannot assume that debt extensions at or above a borrower’s original contractual rate do not constitute troubled debt restructurings because the new contractual rate could still be below the market rate.
  If a borrower doesn’t have access to funds at a market rate for debt with characteristics similar to the restructured debt, that may indicate that the creditor has granted a concession.
  A borrower that is not currently in default may still be considered to be experiencing financial difficulty when payment default is considered “probable in the foreseeable future.”

Effective in the third quarter of 2011, as a result of adopting ASU 2011-02, certain loans modified under short-term programs since January 1, 2011 that were previously measured for impairment under ASC 450 are now measured for impairment under ASC 310-10-35. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables previously measured under ASC 450 was $1,170 million and the allowance for credit losses associated with those loans was $467 million. The effect of adopting the ASU was approximately $60 million.

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
     The following table also shows the gross gains and gross losses that make up the pretax cumulative-effect adjustment to retained earnings for reclassified beneficial interests, recorded on July 1, 2010:

		July 1, 2010
		Pretax cumulative effect adjustment to Retained earnings
		Gross unrealized losses		Gross unrealized gains
In millions of dollars at June 30, 2010	Amortized cost	recognized in AOCI	(1)	recognized in AOCI	Fair value
Mortgage-backed securities
Prime	$390	$—		$49	$439
Alt-A	550	—		54	604
Subprime	221	—		6	227
Non-U.S. residential	2,249	—		38	2,287
Total mortgage-backed securities	$3,410	$—		$147	$3,557
Asset-backed securities
Auction rate securities	$4,463	$401		$48	$4,110
Other asset-backed	4,189	19		164	4,334
Total asset-backed securities	$8,652	$420		$212	$8,444
Total reclassified debt securities	$12,062	$420		$359	$12,001

(1)	All reclassified debt securities with gross unrealized losses were assessed for other-than-temporary-impairment as of June 30, 2010, including an assessment of whether the Company intends to sell the security. For securities that the Company intends to sell, impairment charges of $176 million were recorded in earnings in the second quarter of 2010.

      Beginning July 1, 2010, the Company elected to account for these beneficial interests under the fair value option for various reasons, including:

(1)	To reduce the operational burden of assessing beneficial interests for bifurcation under the guidance in the ASU;
(2)	Where bifurcation would otherwise be required under the ASU, to avoid the complicated operational requirements of bifurcating the embedded derivatives from the host contracts and accounting for each separately. The Company reclassified substantially all beneficial interests where bifurcation would otherwise be required under the ASU; and
(3)	To permit more economic hedging strategies without generating volatility in reported earnings.

Additional Disclosures Regarding Fair Value
Measurements
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosure of the amounts of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 of the fair value measurement hierarchy are required for fiscal years beginning after December 15, 2010. The Company adopted ASU 2010-06 as of January 1, 2010. The required disclosures are included in Note 25 to the Consolidated Financial Statements.

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

     As a result of implementing these new accounting standards, Citigroup consolidated certain of the VIEs and former QSPEs with which it had involvement on January 1, 2010. Further, certain asset transfers, including transfers of portions of assets, that would have been considered sales under SFAS 140 are considered secured borrowings under the new standards.
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

     The incremental impact of these changes on GAAP assets and resulting risk-weighted assets for those VIEs and former QSPEs that were consolidated or deconsolidated for accounting purposes as of January 1, 2010 was as follows:

	Incremental
		Risk-
	GAAP	weighted
In billions of dollars	assets	assets	(1)
Impact of consolidation
Credit cards	$86.3	$0.8
Commercial paper conduits	28.3	13.0
Student loans	13.6	3.7
Private label Consumer mortgages	4.4	1.3
Municipal tender option bonds	0.6	0.1
Collateralized loan obligations	0.5	0.5
Mutual fund deferred sales commissions	0.5	0.5
Subtotal	$134.2	$19.9
Impact of deconsolidation
Collateralized debt obligations (2)	$1.9	$3.6
Equity-linked notes (3)	1.2	0.5
Total	$137.3	$24.0

(1)	The net increase in risk-weighted assets (RWA) was $10 billion, principally reflecting the deduction from gross RWA of $13 billion of loan loss reserves (LLR) recognized from the adoption of SFAS 166/167, which exceeded the 1.25% limitation on LLRs includable in Tier 2 Capital.
(2)	The implementation of SFAS 167 resulted in the deconsolidation of certain synthetic and cash collateralized debt obligation (CDO) VIEs that were previously consolidated under the requirements of ASC 810 (FIN 46(R)). Due to the deconsolidation of these synthetic CDOs, Citigroup’s Consolidated Balance Sheet now reflects the recognition of current receivables and payables related to purchased and written credit default swaps entered into with these VIEs, which had previously been eliminated in consolidation. The deconsolidation of certain cash CDOs has a minimal impact on GAAP assets, but causes a sizable increase in risk-weighted assets. The impact on risk-weighted assets results from replacing, in Citigroup’s trading account, largely investment grade securities owned by these VIEs when consolidated, with Citigroup’s holdings of non-investment grade or unrated securities issued by these VIEs when deconsolidated.
(3)	Certain equity-linked note client intermediation transactions that had previously been consolidated under the requirements of ASC 810 (FIN 46 (R)) because Citigroup had repurchased and held a majority of the notes issued by the VIE were deconsolidated with the implementation of SFAS 167, because Citigroup does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Upon deconsolidation, Citigroup’s Consolidated Balance Sheet reflects both the equity-linked notes issued by the VIEs and held by Citigroup as trading assets, as well as related trading liabilities in the form of prepaid equity derivatives. These trading assets and trading liabilities were formerly eliminated in consolidation.

     The following table reflects the incremental impact of adopting SFAS 166/167 on Citigroup’s GAAP assets, liabilities, and stockholders’ equity.

In billions of dollars	January 1, 2010
Assets
Trading account assets	$(9.9)
Investments	(0.6)
Loans	159.4
Allowance for loan losses	(13.4)
Other assets	1.8
Total assets	$137.3
Liabilities
Short-term borrowings	$58.3
Long-term debt	86.1
Other liabilities	1.3
Total liabilities	$145.7
Stockholders’ equity
Retained earnings	$(8.4)
Total stockholders’ equity	$(8.4)
Total liabilities and stockholders’ equity	$137.3

     The preceding tables reflect: (i) the portion of the assets of former QSPEs to which Citigroup, acting as principal, had transferred assets and received sales treatment prior to January 1, 2010 (totaling approximately $712.0 billion), and (ii) the assets of significant VIEs as of January 1, 2010 with which Citigroup was involved (totaling approximately $219.2 billion) that were previously unconsolidated and are required to be consolidated under the new accounting standards. Due to the variety of transaction structures and the level of Citigroup’s involvement in individual former QSPEs and VIEs, only a portion of the former QSPEs and VIEs with which the Company was involved were required to be consolidated.
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

Non-Consolidation of Certain Investment Funds
The FASB issued Accounting Standards Update No. 2010-10, Consolidation (Topic 810), Amendments for Certain Investment Funds (ASU 2010-10) in the first quarter of 2010. ASU 2010-10 provides a deferral of the requirements of SFAS 167 where the following criteria are met:

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

      The Company has determined that a majority of the investment vehicles managed by Citigroup are provided a deferral from the requirements of SFAS 167 because they meet these criteria. These vehicles continue to be evaluated under the requirements of FIN 46(R) (ASC 810-10), prior to the implementation of SFAS 167.
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

Noncontrolling Interests in Subsidiaries
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (now ASC 810-10-45-15, Consolidation—Noncontrolling Interests in a Subsidiary), which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries (previously called minority interests) in consolidated financial statements and for the loss of control of subsidiaries. The Standard requires that the equity interest of noncontrolling shareholders, partners, or other equity holders in subsidiaries be presented as a separate item in Total equity, rather than as a liability. After the initial adoption, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be measured at fair value at the date of deconsolidation.

     The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of the remaining investment, rather than the previous carrying amount of that retained investment.
     Citigroup adopted the Standard on January 1, 2009. As a result, $2.392 billion of noncontrolling interests were reclassified from Other liabilities to Total equity.

DVA Accounting Misstatement
In January 2010, the Company determined that an error existed in the process used to value certain liabilities for which the Company elected the fair value option (FVO). The error related to a calculation intended to measure the impact on the liability’s fair value attributable to Citigroup’s credit spreads. Because of the error in the process, both an initial Citi contractual credit spread and an initial own-credit valuation adjustment were being included at the time of issuance of new Citi FVO debt. The own-credit valuation adjustment was properly included; therefore, the initial Citi contractual credit spread should have been excluded. (See Note 26 to the Consolidated Financial Statements for a description of own-credit valuation adjustments.) The cumulative effect of this error from January 1, 2007 (the date that SFAS 157 (ASC 820), requiring the valuation of own-credit for FVO liabilities, was adopted) through December 31, 2008 was to overstate income and retained earnings by $204 million ($330 million on a pretax basis). The impact of this adjustment was determined not to be material to the Company’s results of operations and financial position for any previously reported period. Consequently, in the accompanying financial statements, the cumulative effect through December 31, 2008 was recorded in 2009.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Repurchase Agreements - Assessment of Effective
Control
In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements. The amendments in the ASU remove from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in the ASU.
     The ASU became effective for Citigroup on January 1, 2012. The guidance is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The ASU did not have a material effect on the Company’s financial statements. A nominal amount of the Company’s repurchase transactions are currently accounted for as sales, because of a reduction in initial margin or restriction in daily maintenance margin. Such transactions will be accounted for as financing transactions if executed on or after January 1, 2012.

Fair Value Measurement
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendment creates a common definition of fair value for U.S. GAAP and IFRS and aligns the measurement and disclosure requirements. It requires significant additional disclosures both of a qualitative and quantitative nature, particularly on those instruments measured at fair value that are classified in Level 3 of the fair value hierarchy. Additionally, the amendment provides guidance on when it is appropriate to measure fair value on a portfolio basis and expands the prohibition on valuation adjustments from Level 1 to all levels of the fair value hierarchy where the size of the Company’s position is a characteristic of the adjustment. The amendment became effective for Citigroup on January 1, 2012. As a result of implementing the prohibition on valuation adjustments where the size of the Company’s position is a characteristic, the Company will release reserves of approximately $125 million, increasing pretax income in the first quarter of 2012.

Deferred Asset Acquisition Costs
In October 2010, the FASB issued ASU No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The ASU amends the guidance for insurance entities that requires deferral and subsequent amortization of certain costs incurred during the acquisition of new or renewed insurance contracts, commonly referred to as deferred acquisition costs (DAC). The new guidance limits DAC to those costs directly related to the successful acquisition of insurance contracts; all other acquisition-related costs must be expensed as incurred. Under current guidance, DAC consists of those costs that vary with, and primarily relate to, the acquisition of insurance contracts. The amendment became effective for Citigroup on January 1, 2012. The Company continues to evaluate the impact of adopting this statement.

Offsetting
In December 2011, the FASB issued Accounting Standards Update No. 2011-11—Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The standard requires new disclosures about certain financial instruments and derivative instruments that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement. The standard requires disclosures that provide both gross and net information in the notes to the financial statements for relevant assets and liabilities. This ASU does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The new disclosure requirements should enhance comparability between those companies that prepare their financial statements on the basis of U.S. GAAP and those that prepare their financial statements in accordance with IFRS. For many financial institutions, the differences in the offsetting requirements between U.S. GAAP and IFRS result in a significant difference in the amounts presented in the balance sheets prepared in accordance with U.S. GAAP and IFRS. The disclosure standard will become effective for annual and quarterly periods beginning January 1, 2013. The disclosures are required retrospectively for all comparative periods presented.

Potential Amendments to Current Accounting Standards
The FASB and IASB, either jointly or separately, are currently working on several major projects, including amendments to existing accounting standards governing financial instruments, lease accounting, consolidation and investment companies. As part of the joint financial instruments project, the FASB is proposing sweeping changes to the classification and measurement of financial instruments, hedging and impairment guidance. The FASB is also working on a joint project that would require all leases to be capitalized on the balance sheet. Additionally, the FASB has issued a proposal on principal-agent considerations that would change the way the Company needs to evaluate whether to consolidate VIEs and non-VIE partnerships. Furthermore, the FASB has issued a proposed Accounting Standards Update that would change the criteria used to determine whether an entity is subject to the accounting and reporting requirements of an investment company. The principal-agent consolidation proposal would require all VIEs, including those that are investment companies, to be evaluated for consolidation under the same requirements.
     In addition to the major projects, the FASB has also proposed changes regarding the Company’s release of any cumulative translation adjustment into earnings when it ceases to have a controlling financial interest in certain groups of assets that constitute a business within a consolidated foreign subsidiary. All these projects may have significant impacts for the Company. Upon completion of the standards, the Company will need to re-evaluate its accounting and disclosures. However, due to ongoing deliberations of the standard-setters, the Company is currently unable to determine the effect of future amendments or proposals.

2. BUSINESS DIVESTITURES

The following divestitures occurred in 2009, 2010 and 2011 and do not qualify as Discontinued operations. Divestitures that qualified as Discontinued operations are discussed in Note 3 to the Consolidated Financial Statements.

Sale of Primerica
In April 2010, Citi completed the IPO of Primerica, which was part of Citi Holdings, and sold approximately 34% to public investors. Also in April 2010, Citi completed the sale of approximately 22% of Primerica to Warburg Pincus, a private equity firm. Citi contributed 4% of the Primerica shares to Primerica for employee and agent stock-based awards immediately prior to the sales. Citi retained an approximate 40% interest in Primerica after the sales and recorded the investment under the equity method. Citi recorded an after-tax gain on sale of $26 million.
     Concurrent with the sale of the shares, Citi entered into co-insurance agreements with Primerica to reinsure up to 90% of the risk associated with the in-force insurance policies. During 2011, Citi sold its remaining shares in Primerica for an after-tax loss of $11 million.

Sale of Phibro LLC
On December 31, 2009, the Company sold 100% of its interest in Phibro LLC, which was part of Citicorp—Securities and Banking, to Occidental Petroleum Corporation for a purchase price equal to approximately the net asset value of the business. The decision to sell Phibro was the outcome of an evaluation of a variety of alternatives and was consistent with Citi’s core strategy of a client-centered business model. The sale of Phibro did not affect Citi’s client-facing commodities business lines, which continue to operate and serve the needs of Citi’s clients throughout the world.

Sale of Citi’s Nikko Asset Management Business and Trust and Banking Corporation
On October 1, 2009, the Company completed the sale of its entire stake in Nikko Asset Management (Nikko AM) to the Sumitomo Trust and Banking Co., Ltd. (Sumitomo Trust) and completed the sale of Nikko Citi Trust and Banking Corporation (Nikko Citi Trust) to Nomura Trust & Banking Co. Ltd. Nikko AM and Nikko Citi Trust were part of Citi Holdings.
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
     For the sale of Nikko Citi Trust, the Company received all-cash consideration of 19 billion yen (U.S. $212 million at an exchange rate of 89.60 yen to U.S. $1.00 as of September 30, 2009) as part of the transaction.

Retail Partner Cards Sales
During 2009, Citigroup sold its Financial Institutions (FI) and Diners Club North America credit card businesses. Total credit card receivables disposed of in these transactions was approximately $2.2 billion. During 2010, Citigroup sold its Canadian MasterCard business and U.S. retail sales finance portfolios. Total credit card receivables disposed of in these transactions was approximately $3.6 billion. Each of these businesses was in Citi Holdings.

Joint Venture with Morgan Stanley
On June 1, 2009, Citi and Morgan Stanley established a joint venture (JV) that combined the Global Wealth Management platform of Morgan Stanley with Citigroup’s Smith Barney, Quilter and Australia private client networks. Citi sold 100% of these businesses to Morgan Stanley in exchange for a 49% stake in the JV and an upfront cash payment of $2.75 billion. Citigroup recorded a pretax gain of approximately $11.1 billion ($6.7 billion after-tax) on this sale. Both Morgan Stanley and Citi will access the JV for retail distribution, and each firm’s institutional businesses will continue to execute order flow from the JV.
     Citigroup’s 49% ownership in the JV is recorded as an equity method investment. In determining the value of its 49% interest in the JV, Citigroup utilized the assistance of an independent third-party valuation firm upon acquisition and utilized both the income and the market approaches.

3. DISCONTINUED OPERATIONS

Sale of Egg Banking PLC Credit Card Business
On March 1, 2011, the Company announced that Egg Banking plc (Egg), an indirect subsidiary which was part of the Citi Holdings segment, entered into a definitive agreement to sell its credit card business to Barclays PLC. The sale closed on April 28, 2011.
     This sale is reported as discontinued operations for the full year of 2011 only. Prior periods were not reclassified due to the immateriality of the impact in those periods. An after-tax gain on sale of $126 million was recognized upon closing. Egg operations had total assets and total liabilities of approximately $2.7 billion and $39 million, respectively, at the time of sale.
     Summarized financial information for Discontinued operations, including cash flows, for the credit card operations related to Egg follows:

In millions of dollars	2011
Total revenues, net of interest expense (1)	$340
Income from discontinued operations	$24
Gain on sale	143
Provision for income taxes	58
Income from discontinued operations, net of taxes	$109

In millions of dollars	2011
Cash flows from operating activities	$(146)
Cash flows from investing activities	2,827
Cash flows from financing activities	(12)
Net cash provided by discontinued operations	$2,669

(1)	Total revenues include gain or loss on sale, if applicable.

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
     This sale was reported as discontinued operations for the third and fourth quarters of 2010 only. Prior periods were not reclassified due to the immateriality of the impact in those periods. The total 2010 impact from the sale of SLC resulted in an after-tax loss of $427 million. SLC operations had total assets and total liabilities of approximately $31 billion and $29 billion, respectively, at the time of sale.
     Summarized financial information for discontinued operations, including cash flows, related to the sale of SLC follows:

In millions of dollars	2011	2010 (1)
Total revenues, net of interest expense (2)	$ —	$(577)
Income (loss) from discontinued operations	$ —	$97
Loss on sale	—	(825)
Benefit for income taxes	—	(339)
Loss from discontinued operations, net of taxes	$ —	$(389)

In millions of dollars	2011	2010 (1)
Cash flows from operating activities	$ —	$5,106
Cash flows from investing activities	—	1,532
Cash flows from financing activities	—	(6,483)
Net cash provided by discontinued operations	$ —	$155

(1)	Amounts reflect activity from July 1, 2010 through December 31, 2010 only.
(2)	Total revenues include gain or loss on sale, if applicable.

Sale of Nikko Cordial
On October 1, 2009 the Company announced the successful completion of the sale of Nikko Cordial Securities to Sumitomo Mitsui Banking Corporation. The transaction had a total cash value to Citi of 776 billion yen (U.S. $8.7 billion at an exchange rate of 89.60 yen to U.S. $1.00 as of September 30, 2009). The cash value was composed of the purchase price for the transferred business of 545 billion yen, the purchase price for certain Japanese-listed equity securities held by Nikko Cordial Securities of 30 billion yen, and 201 billion yen of excess cash derived through the repayment of outstanding indebtedness to Citi. After considering the impact of foreign exchange hedges of the proceeds of the transaction, the sale resulted in an immaterial gain in 2009. A total of about 7,800 employees were included in the transaction.
     The Nikko Cordial operations had total assets and total liabilities of approximately $24 billion and $16 billion, respectively, at the time of sale, which were reflected in Citi Holdings prior to the sale.
     Results for all of the Nikko Cordial businesses sold are reported as Discontinued operations for all periods presented.
     Summarized financial information for Discontinued operations, including cash flows, related to the sale of Nikko Cordial is as follows:

In millions of dollars	2011	2010	2009
Total revenues, net of interest expense (1)	$ —	$92	$646
Loss from discontinued operations	$ —	$(7)	$(623)
Gain on sale	—	94	97
Benefit for income taxes	—	(122)	(78)
Income (loss) from discontinued
operations, net of taxes	$ —	$209	$(448)

In millions of dollars	2011	2010	2009
Cash flows from operating activities	$ —	$(134)	$(1,830)
Cash flows from investing activities	—	185	1,824
Cash flows from financing activities	—	—	—
Net cash provided by (used in)
discontinued operations	$ —	$51	$(6)

(1)	Total revenues include gain or loss on sale, if applicable.

Combined Results for Discontinued Operations
The following is summarized financial information for the Egg credit card, SLC, Nikko Cordial Securities, German retail banking and CitiCapital businesses. The SLC business, which was sold on December 31, 2010, is reported as discontinued operations for the third and fourth quarters of 2010 only and the sale of the Egg credit card business is reported as discontinued operations for the full year 2011 only due to the immateriality of the impact of that presentation in other periods. The Nikko Cordial Securities business, which was sold on October 1, 2009, the German retail banking business, which was sold on December 5, 2008, and the CitiCapital business, which was sold on July 31, 2008, continue to have minimal residual costs associated with the sales. Additionally, during 2009, contingent consideration payments of $29 million pretax ($19 million after tax) were received related to the sale of Citigroup’s asset management business, which was sold in December 2005.

In millions of dollars	2011	2010	2009
Total revenues, net of interest
expense (1)	$352	$(410)	$779
Income (loss) from discontinued
operations	$23	$72	$(653)
Gain (loss) on sale	155	(702)	102
Provision (benefit) for income taxes	66	(562)	(106)
Income (loss) from discontinued
operations, net of taxes	$112	$(68)	$(445)

In millions of dollars	2011	2010	2009
Cash flows from operating activities	$(146)	$4,974	$(1,825)
Cash flows from investing activities	2,827	1,726	1,854
Cash flows from financing activities	(12)	(6,486)	(6)
Net cash provided by discontinued
operations	$2,669	$214	$23

(1)	Total revenues include gain or loss on sale, if applicable.

4. BUSINESS SEGMENTS

Citigroup is a diversified bank holding company whose businesses provide a broad range of financial services to Consumer and Corporate customers around the world. The Company’s activities are conducted through the Global Consumer Banking (GCB), Institutional Clients Group (ICG), Citi Holdings and Corporate/Other business segments.
     The Global Consumer Banking segment includes a global, full-service Consumer franchise delivering a wide array of banking, credit card lending, and investment services through a network of local branches, offices and electronic delivery systems and is composed of four Regional Consumer Banking (RCB) businesses: North America, EMEA, Latin America and Asia.
     The Company’s ICG segment is composed of Securities and Banking and Transaction Services and provides corporations, governments, institutions and investors in approximately 100 countries with a broad range of banking and financial products and services.

     The Citi Holdings segment is composed of Brokerage and Asset Management, Local Consumer Lending and Special Asset Pool.
     Corporate/Other includes net treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications (eliminations), the results of discontinued operations and unallocated taxes.
     The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements.
     The prior-period balances reflect reclassifications to conform the presentation in those periods to the current period’s presentation. These reclassifications related to Citi’s re-allocation of certain expenses between businesses and segments and the transfer of certain commercial market loans from GCB to ICG.
     The following table presents certain information regarding the Company’s continuing operations by segment:

											Identifiable
	Revenues,				Provision (benefit)			Income (loss) from			assets
	net of interest expense			(1)	for income taxes			continuing operations		(1)(2)	at year end
In millions of dollars, except
identifiable assets in billions	2011	2010	2009		2011	2010	2009	2011	2010	2009	2011	2010
Global Consumer Banking	$32,585	$32,374	$24,754		$2,601	$1,343	$(142)	$6,196	$4,661	$2,389	$340	$328
Institutional Clients Group	31,986	33,186	36,958		2,845	3,499	4,622	8,302	10,172	12,973	979	956
Subtotal Citicorp	$64,571	$65,560	$61,712		$5,446	$4,842	$4,480	$14,498	$14,833	$15,362	$1,319	$1,284
Citi Holdings	12,896	19,287	29,128		(1,161)	(2,573)	(6,988)	(2,524)	(4,056)	(9,059)	269	359
Corporate/Other	886	1,754	(10,555)		(764)	(36)	(4,225)	(871)	174	(7,369)	286	271
Total	$78,353	$86,601	$80,285		$3,521	$2,233	$(6,733)	$11,103	$10,951	$(1,066)	$1,874	$1,914

(1)	Includes Citicorp total revenues, net of interest expense, in North America of $23.6 billion, $26.7 billion and $19.9 billion; in EMEA of $12.2 billion, $11.7 billion and $15.0 billion; in Latin America of $13.6 billion, $12.8 billion and $12.7 billion; and in Asia of $15.2 billion, $14.4 billion and $14.1 billion in 2011, 2010 and 2009, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.
(2)	Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $4.9 billion, $9.8 billion and $7.4 billion; in the ICG results of $152 million, $(82) million and $1.8 billion; and in the Citi Holdings results of $7.8 billion, $16.3 billion and $31.1 billion for 2011, 2010 and 2009, respectively.

5. INTEREST REVENUE AND EXPENSE

For the years ended December 31, 2011, 2010 and 2009, respectively, interest revenue and expense consisted of the following:

In millions of dollars	2011	2010	2009
Interest revenue
Loan interest, including fees	$50,281	$55,056	$47,457
Deposits with banks	1,750	1,252	1,478
Federal funds sold and securities
borrowed or purchased under
agreements to resell	3,631	3,156	3,084
Investments, including dividends	8,320	11,004	12,882
Trading account assets (1)	8,186	8,079	10,723
Other interest	513	735	774
Total interest revenue	$72,681	$79,282	$76,398
Interest expense
Deposits (2)	$8,556	$8,371	$10,146
Federal funds purchased and
securities loaned or sold under
agreements to repurchase	3,197	2,808	3,433
Trading account liabilities (1)	408	379	289
Short-term borrowings	650	917	1,425
Long-term debt	11,423	12,621	12,609
Total interest expense	$24,234	$25,096	$27,902
Net interest revenue	$48,447	$54,186	$48,496
Provision for loan losses	11,773	25,194	38,760
Net interest revenue after
provision for loan losses	$36,674	$28,992	$9,736

(1)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.
(2)	Includes deposit insurance fees and charges of $1.3 billion, $981 million and $1.5 billion for the 12 months ended December 31, 2011, 2010 and 2009, respectively. The 12-month period ended December 31, 2009 includes the one-time FDIC special assessment.
6. COMMISSIONS AND FEES

The table below sets forth Citigroup’s Commissions and fees revenue for the twelve months ended December 31, 2011, 2010 and 2009, respectively. The primary components of Commissions and fees revenue for the twelve months ended December 31, 2011 were credit card and bank card fees, investment banking fees and trading-related fees.
     Credit card and bank card fees are primarily composed of interchange revenue and certain card fees, including annual fees, reduced by reward program costs. Interchange revenue and fees are recognized when earned, except for annual card fees which are deferred and amortized on a straight-line basis over a 12-month period. Reward costs are recognized when points are earned by the customers.
     Investment banking fees are substantially composed of underwriting and advisory revenues. Investment banking fees are recognized when Citigroup’s performance under the terms of the contractual arrangements is completed, which is typically at the closing of the transaction. Underwriting revenue is recorded in Commissions and fees net of both reimbursable and non-reimbursable expenses, consistent with the AICPA Audit and Accounting Guide for Brokers and Dealers in Securities (codified in ASC 940-605-05-1). Expenses associated with advisory transactions are recorded in Other operating expenses, net of client reimbursements. Out-of-pocket expenses are deferred and recognized at the time the related revenue is recognized. In general, expenses incurred related to investment banking transactions that fail to close (are not consummated) are recorded gross in Other operating expenses.
     Trading-related fees primarily include commissions and fees from the following: executing transactions for clients on exchanges and over-the-counter markets; sale of mutual funds, insurance and other annuity products; and assisting clients in clearing transactions, providing brokerage services and other such activities. Trading-related fees are recognized when earned in Commissions and fees. Gains or losses, if any, on these transactions are included in Principal transactions.
     The following table presents commissions and fees revenue for the years ended December 31:

In millions of dollars	2011	2010	2009
Credit cards and bank cards	$3,603	$3,774	$4,110
Investment banking	2,451	2,977	3,462
Smith Barney	—	—	837
Trading-related	2,587	2,368	2,316
Transaction services	1,520	1,454	1,306
Other Consumer (1)	931	1,156	1,272
Checking-related	926	1,023	1,043
Primerica	—	91	314
Loan servicing	251	353	226
Corporate finance (2)	519	439	678
Other	62	23	(79)
Total commissions and fees	$12,850	$13,658	$15,485

(1)	Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.
(2)	Consists primarily of fees earned from structuring and underwriting loan syndications.

7. PRINCIPAL TRANSACTIONS

Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products, as well as foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. See Note 5 to the Consolidated Financial Statements for information about net interest revenue related to trading activity. The following table presents principal transactions revenue for the years ended December 31:

In millions of dollars	2011	2010	2009
Global Consumer Banking	$716	$533	$1,569
Institutional Clients Group	4,873	5,567	5,626
Subtotal Citicorp	$5,589	$6,100	$7,195
Local Consumer Lending	(102)	(217)	896
Brokerage and Asset Management	(11)	(37)	30
Special Asset Pool	1,713	2,078	(2,606)
Subtotal Citi Holdings	$1,600	$1,824	$(1,680)
Corporate/Other	45	(407)	553
Total Citigroup	$7,234	$7,517	$6,068

In millions of dollars	2011	2010	2009
Interest rate contracts (1)	$5,136	$3,231	$6,211
Foreign exchange contracts (2)	2,309	1,852	2,762
Equity contracts (3)	3	995	(334)
Commodity and other contracts (4)	76	126	924
Credit derivatives (5)	(290)	1,313	(3,495)
Total Citigroup	$7,234	$7,517	$6,068

(1)	Includes revenues from government securities and corporate debt, municipal securities, preferred stock, mortgage securities, and other debt instruments. Also includes spot and forward trading of currencies and exchange-traded and over-the-counter (OTC) currency options, options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, financial futures, OTC options, and forward contracts on fixed income securities.
(2)	Includes revenues from foreign exchange spot, forward, option and swap contracts, as well as translation gains and losses.
(3)	Includes revenues from common, preferred and convertible preferred stock, convertible corporate debt, equity-linked notes, and exchange-traded and OTC equity options and warrants.
(4)	Primarily includes revenues from crude oil, refined oil products, natural gas, and other commodities trades.
(5)	Includes revenues from structured credit products.

8. INCENTIVE PLANS

The Company administers award programs involving grants of stock options, restricted or deferred stock awards, and stock payments. The award programs are used to attract, retain and motivate officers, employees and non-employee directors, to provide incentives for their contributions to the long-term performance and growth of the Company, and to align their interests with those of stockholders. These programs are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors (the Committee), which is composed entirely of independent non-employee directors. All grants of equity awards since April 19, 2005 have been made pursuant to stockholder-approved stock incentive plans.
     At December 31, 2011, approximately 77.5 million shares were authorized and available for grant under Citigroup’s 2009 Stock Incentive Plan, the only plan from which equity awards are currently granted.
     The 2009 Stock Incentive Plan and predecessor plans permit the use of treasury stock or newly issued shares in connection with awards granted under the plans. Until recently, Citigroup’s practice was to deliver shares from treasury stock upon the exercise or vesting of equity awards. However, newly issued shares were issued as stock payments in April 2010 (to settle “common stock equivalent” awards granted in January 2010), in January 2011 (as current stock payments in lieu of cash bonuses) and in January 2012 (to settle the vesting of deferred stock awards granted in prior years). The new issuances in April 2010 and January 2011 were specifically intended to increase the Company’s equity capital. Restricted stock awards that vested in January 2012 were settled with shares that were previously issued out of treasury. There is no income statement impact from treasury stock issuances and issuances of new shares.
     The following table shows components of compensation expense relating to the Company’s stock-based compensation programs as recorded during 2011, 2010 and 2009:

In millions of dollars	2011	2010	2009
Charges for estimated awards to
retirement-eligible employees	$338	$366	$207
Option expense	161	197	55
Amortization of deferred cash awards and
deferred cash stock units	208	280	113
Amortization of MC LTIP awards (1)	—	—	19
Salary stock award expense	—	173	162
Immediately vested stock award expense (2)	52	174	1,723
Amortization of restricted and deferred
stock awards (3)	871	747	1,543
Total	$1,630	$1,937	$3,822

(1)	Management Committee Long-Term Incentive Plan (MC LTIP) awards were granted in 2007. The awards expired in December 2009 without the issuance of shares.
(2)	This represents expense for immediately vested stock awards that generally were stock payments in lieu of cash compensation. The expense is generally accrued for as cash incentive compensation in the year prior to grant. The 2009 amount is for the “common stock equivalent” awards, which are described in more detail below.
(3)	All periods include amortization expense for all unvested awards to non-retirement-eligible employees. Amortization is recognized net of estimated forfeitures of awards.

Stock Award Programs
Citigroup issues (and/or has issued) shares of its common stock in the form of restricted stock awards, deferred stock awards, and stock payments pursuant to the 2009 Stock Incentive Plan (and predecessor plans) to its officers, employees and non-employee directors.
     For all stock award programs, during the applicable vesting period, the shares awarded are not issued to participants (in the case of a deferred stock award) or cannot be sold or transferred by the participants (in the case of a restricted stock award), until after the vesting conditions have been satisfied. Recipients of deferred stock awards do not have any stockholder rights until shares are delivered to them, but they generally are entitled to receive dividend-equivalent payments during the vesting period. Recipients of restricted stock awards are entitled to a limited voting right and to receive dividend or dividend-equivalent payments during the vesting period. (Dividend equivalents are paid through payroll and recorded as an offset to retained earnings on those shares expected to vest.) Once a stock award vests, the shares may become freely transferable, but in the case of certain executives, may be subject to transfer restrictions by their terms or a stock ownership commitment.
     The total expense to be recognized for the stock awards described below represents the fair value of Citigroup common stock at the date of grant. The expense is recognized as a charge to income ratably over the vesting period, except for those awards granted to retirement-eligible employees, and salary stock and other immediately vested awards. For awards of deferred stock expected to be made to retirement-eligible employees, the charge to income is accelerated based on the dates the retirement rules are or will be met. If the retirement rules will have been met on or prior to the expected award date, the entire estimated expense is recognized in the year prior to grant in the same manner as cash incentive compensation is accrued, rather than amortized over the applicable vesting period of the award. Salary stock and other immediately vested awards generally were granted in lieu of cash compensation and are also recognized in the year prior to the grant in the same manner as cash compensation is accrued. Certain stock awards with performance conditions or certain clawback provisions may be subject to variable accounting, pursuant to which the associated charges fluctuate with changes in Citigroup’s stock price over the applicable vesting periods. The total amount that will be recognized as expense cannot be determined in full until the awards vest.

Annual Award Programs. Citigroup’s primary stock award program is the Capital Accumulation Program (CAP). Generally, CAP awards of restricted or deferred stock constitute a percentage of annual incentive compensation and vest ratably over three- or four-year periods, beginning on or about the first anniversary of the award date.

     Continuous employment within Citigroup is generally required to vest in CAP and other stock award programs. Typical exceptions include vesting for participants whose employment is terminated involuntarily during the vesting period for a reason other than “gross misconduct,” who meet specified age and service requirements before leaving employment (retirement-eligible participants), or who die or become disabled during the vesting period. Post-employment vesting by retirement-eligible participants is generally conditioned upon their refraining from competition with Citigroup during the remaining vesting period.
     In a change from prior years, incentive awards in January 2012 to individual employees who have influence over the Company’s material risks (covered employees) were delivered as a mix of immediate cash bonuses, deferred stock awards under CAP and deferred cash awards. (Previously, annual incentives were traditionally awarded as a combination of cash bonus and CAP.) For covered employees, the minimum percentage of incentive pay required to be deferred was raised from 25% to 40%, with a maximum deferral of 60% for the most highly paid employees. For incentive awards made to covered employees in January 2012 (in respect of 2011 performance), only 50% of the deferred portion was delivered as a CAP award; the other 50% was delivered in the form of a deferred cash award. The 2012 deferred cash award is subject to a performance-based vesting condition that results in cancellation of unvested amounts on a formulaic basis if a participant’s business has losses in any year of the vesting period. The 2012 deferred cash award also earns notional interest at an annual rate of 3.55%, compounded annually.
     CAP awards made in January 2012 and January 2011 to “identified staff” in the European Union (EU) have several features that differ from the generally applicable CAP provisions described above. “Identified staff” are those Citigroup employees whose compensation is subject to various banking regulations on sound incentive compensation policies in the EU. CAP awards to these employees are scheduled to vest over three years of service, but vested shares are subject to a six-month sale restriction, and awards are subject to cancellation, in the sole discretion of the Committee, if (a) there is reasonable evidence a participant engaged in misconduct or committed material error in connection with his or her employment, or (b) the Company or the employee’s business unit suffers a material downturn in its financial performance or a material failure of risk management (the EU clawback). For these CAP awards, the EU clawback is in addition to the clawback provision described below. CAP awards containing the EU clawback provision are subject to variable accounting.

     A portion of the immediately vested cash incentive compensation awarded in January 2011 to selected highly compensated employees (and in January 2012 to such employees in the EU) was delivered in immediately-vested stock payments. In the EU, the shares awarded were subject to a six-month sale restriction.
     Annual incentive awards made in January 2011, January 2010, and December 2009 to certain executive officers and highly compensated employees were made in the form of long-term restricted stock (LTRS), with terms prescribed by the Emergency Economic Stabilization Act of 2008, as amended. (See EESA-related Stock Compensation below for additional information.)
     The annual incentive awards made in January 2011 to executive officers have a performance-based vesting condition. If Citigroup has pretax net losses during any of the years of the deferral period, the Committee may exercise its discretion to eliminate or reduce the number of shares that vest for that year. This performance-based vesting condition applies to CAP and LTRS awards made in January 2011 to executive officers. These awards are subject to variable accounting. Compensation expense was accrued based on Citigroup’s stock price at year end and the estimated outcome of meeting the performance conditions.
     All CAP awards made in January 2011 and 2012 and all LTRS awards made in January 2011 provide for a clawback that applies to specified cases, including in the case of employee misconduct or where the awards were based on earnings that were misstated. Some of these awards are subject to variable accounting.
     Generally, in order to reduce the use of shares under Citigroup’s stockholder-approved stock incentive plan, the percentages of total annual incentives awarded pursuant to CAP in January 2010 and January 2009 were reduced and were instead awarded as deferred cash awards primarily in the U.S. and the U.K. The deferred cash awards are subject to two-year and four-year vesting schedules, but the other terms and conditions are the same as CAP awards made in those years. The deferred cash awards earn a return during the vesting period based on LIBOR; in 2010 only, a portion of the deferred cash award was denominated as a stock unit, the value of which will fluctuate based on the price of Citi common stock. In both cases, only cash will be delivered at vesting.
     In January 2009, members of the Management Executive Committee (except the CEO and CFO) received 30% of their incentive awards for 2008 as performance vesting-equity awards. These awards vest 50% if the price of Citigroup common stock meets a price target of $106.10, and 50% for a price target of $178.50, in each case on or prior to January 14, 2013. The price target will be met only if the NYSE closing price equals or exceeds the applicable price target for at least 20 NYSE trading days within any period of 30 consecutive NYSE trading days ending on or before January 14, 2013. Any shares that have not vested by such date will vest according to a fraction, the numerator of which is the share price on the delivery date and the denominator of which is the price target of the unvested shares. No dividend equivalents are paid on unvested awards. The fair value of the awards is recognized as compensation expense ratably over the vesting period. This fair value was determined using the following assumptions:

Weighted-average per-share fair value	$22.97
Weighted-average expected life	3.85 years
Valuation assumptions
Expected volatility	36.07%
Risk-free interest rate	1.21%
Expected dividend yield	0.88%

     From 2003 to 2007, Citigroup granted annual stock awards under its Citigroup Ownership Program (COP) to a broad base of employees who were not eligible for CAP. The COP awards of restricted or deferred stock vest after three years, but otherwise have terms similar to CAP. Amortization of restricted and deferred stock awards shown in the table above for 2010 and 2009 includes expense associated with these awards.

EESA-related Stock Compensation. Incentive compensation in respect of 2009 performance for the senior executive officers and the next 95 most highly compensated employees (2009 Top 100) was administered in accordance with the Emergency Economic Stabilization Act of 2008, as amended (EESA) pursuant to structures approved by the Special Master for TARP Executive Compensation (Special Master). Pursuant to such structures, the affected employees did not participate in CAP and instead received equity compensation in the form of fully vested stock payments, LTRS and other restricted and deferred stock awards subject to vesting requirements and sale restrictions. The other restricted and deferred stock awards to the 2009 Top 100 vest ratably over three years pursuant to terms similar to CAP awards, but vested shares are subject to sale restrictions until the later of the first anniversary of the regularly scheduled vesting date or January 20, 2013. Pursuant to EESA-prescribed structures, incentive compensation in respect of 2010 performance was delivered to the senior executive officers and next 20 most highly compensated employees for 2010 (2010 Top 25), in the form of LTRS awards. The LTRS awards to the 2009 Top 100 and 2010 Top 25 vest in full after three years of service and there are no provisions for early vesting in the event of retirement, involuntary termination of employment or change in control, but early vesting will occur upon death or disability.
     In 2009 and January 2010, the 2009 Top 100 received salary stock payments that become transferrable in monthly installments over periods of either one year or three years beginning in January 2010. In September 2010, salary stock payments were made to the 2010 Top 25 (other than the CEO) in a manner consistent with the salary stock payments made in 2009 pursuant to rulings issued by the Special Master. The salary stock paid for 2010, net of tax withholdings, is transferable over a 12-month period beginning in January 2011. There are no provisions for early release of the transfer restrictions on salary stock in the event of retirement, involuntary termination of employment, change in control, or any other reason.

     In connection with its agreement to repay $20 billion of its TARP obligations to the U.S. Treasury Department in December 2009, Citigroup announced that $1.7 billion of incentive compensation that would have otherwise been awarded in cash to employees in respect of 2009 performance would instead be awarded as “common stock equivalent” awards denominated in U.S. dollars or in local currency that were settled by stock payments in April 2010. The awards were generally accrued as compensation expense in the year 2009 and were recorded as a liability from the January 2010 grant date until the settlement date in April 2010. The recorded liability was reclassified to equity when newly issued shares were delivered to participating employees on the settlement date.

Sign-on and Long-Term Awards. From time to time, restricted or deferred stock awards and/or stock option grants are made outside of the annual incentive program to induce talented employees to join Citigroup or as special retention awards to key employees. Vesting periods vary, but are generally two to four years. Generally, recipients must remain employed through the vesting dates to vest in the awards, except in cases of death, disability, or involuntary termination other than for “gross misconduct.” Unlike CAP, these awards do not usually provide for post-employment vesting by retirement-eligible participants.
     On May 17, 2011, the Committee approved a deferred stock retention award to CEO Vikram Pandit. The award vests in three equal installments on December 31, 2013, December 31, 2014 and December 31, 2015 if the Committee determines that he has satisfied discretionary performance criteria dealing with regulatory compliance, Citi culture and talent management and Mr. Pandit remains employed through the vesting date. Any vested shares from the December 31, 2013, and December 31, 2014 vestings will be sale-restricted until December 31, 2015. This award is subject to variable accounting.
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

Directors. Non-employee directors receive part of their compensation in the form of deferred stock awards that vest in two years, and may elect to receive part of their retainer in the form of a stock payment, which they may elect to defer.

     A summary of the status of Citigroup’s unvested stock awards that are not subject to variable accounting at December 31, 2011 and changes during the 12 months ended December 31, 2011 are presented below:

		Weighted-average
		grant date
Unvested stock awards	Shares	fair value
Unvested at January 1, 2011	32,508,167	$72.84
New awards	33,189,925	49.59
Cancelled awards	(1,894,723)	54.39
Vested awards (1)	(13,590,245)	99.73
Unvested at December 31, 2011	50,213,124	$50.90

(1)	The weighted-average fair value of the vestings during 2011 was approximately $46.10 per share.

     A summary of the status of Citigroup’s unvested stock awards that are subject to variable accounting at December 31, 2011 and changes during the 12 months ended December 31, 2011 are presented below:

		Weighted-average
		award issuance
Unvested stock awards	Shares	fair value
Unvested at January 1, 2011	—	$ —
New awards	5,337,863	49.31
Cancelled awards	(47,065)	50.20
Vested awards	—	—
Unvested at December 31, 2011	5,290,798	$49.30

     At December 31, 2011, there was $985 million of total unrecognized compensation cost related to unvested stock awards net of the forfeiture provision. That cost is expected to be recognized over a weighted-average period of 2.3 years. However, the cost of awards subject to variable accounting will fluctuate with changes in Citigroup’s stock price.

Stock Option Programs
While the Company no longer grants options as part of its annual incentive award programs, Citi may grant stock options to employees or directors on a one-time basis, as sign-on awards or as retention awards. All stock options are granted on Citigroup common stock with exercise prices that are no less than the fair market value at the time of grant (which is defined under the 2009 Stock Incentive Plan to be the NYSE closing price on the trading day immediately preceding the grant date or on the grant date for grants to executive officers).

     On May 17, 2011, the Committee approved a retention award to the CEO that included an option grant with exercise prices at or above the market price of Citi common stock on the grant date. The price of Citi common stock on the grant date was $41.54 and the committee awarded options with exercise prices of $41.54, $52.50 and $60.00. These options vest in three equal installments on the first three anniversaries of the grant date, and vested options remain exercisable for their entire 10-year term. Unvested options will be forfeited if the CEO terminates employment with the Company for any reason before the applicable vesting date, except in the event of his death or disability. The options have risk-adjustment features such as a one-year holding period for incremental shares if the options are exercised before the fifth anniversary of the grant date, and unvested and vested but unexercised option shares may be cancelled or forfeited pursuant to a clawback provision.
     On February 14, 2011, Citigroup granted options exercisable for approximately 2.9 million shares of Citi common stock to certain of its executive officers. The options have six-year terms and vest in three equal annual installments beginning on February 14, 2012. The exercise price of the options is $49.10, which was the closing price of a share of Citi common stock on the grant date. On any exercise of the options before the fifth anniversary of the grant date, the shares received on exercise (net of the amount required to pay taxes and the exercise price) are subject to a one-year transfer restriction.
     On April 20, 2010, Citigroup made an option grant to a group of employees who were not eligible for the October 29, 2009, broad-based grant described below. The options were awarded with an exercise price equal to the NYSE closing price on the trading day immediately preceding the date of grant ($48.80). The options vest in three annual installments beginning on October 29, 2010. The options have a six-year term.
     On October 29, 2009, Citigroup made a one-time broad-based option grant to employees worldwide. The options have a six-year term, and generally vest in three equal installments over three years, beginning on the first anniversary of the grant date. The options were awarded with an exercise price equal to the NYSE closing price on the trading day immediately preceding the date of grant ($40.80). The CEO and other employees whose 2009 compensation was subject to structures approved by the Special Master did not participate in this grant.
     In January 2009, members of the Management Executive Committee received 10% of their awards as performance-priced stock options, with an exercise price that placed the awards significantly “out of the money” on the date of grant. Half of each executive’s options have an exercise price of $178.50 and half have an exercise price of $106.10. The options were granted on a day on which Citi’s closing price was $45.30. The options have a 10-year term and vest ratably over a four-year period.
     Prior to 2009, stock options were granted to CAP participants who elected to receive stock options in lieu of restricted or deferred stock awards, and to non-employee directors who elected to receive their compensation in the form of a stock option grant. Beginning in 2009, Citi eliminated the stock option election for all directors and employees (except certain CAP participants who were permitted to make a stock option election for awards made in 2009).

     Generally, options granted from 2003 through 2009 have six-year terms and vest ratably over three- or four-year periods; however options granted to directors provided for cliff vesting. Vesting schedules for sign-on or retention grants may vary. The sale of shares acquired through the exercise of employee stock options granted from 2003 through January 2009 is restricted for a two-year period (and may be subject to the stock ownership commitment of senior executives thereafter).
     On January 22, 2008, the CEO was awarded stock options to purchase three hundred thousand shares of common stock. The options vest 25% per year beginning on the first anniversary of the grant date and expire on the tenth anniversary of the grant date. One-third of the options have an exercise price equal to the NYSE closing price of Citigroup stock on the grant date ($244.00), one-third have an exercise price equal to a 25% premium over the grant-date closing price ($305.00), and one-third have an exercise price equal to a 50% premium over the grant date closing price ($366.00). These options do not have a reload feature.
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
     From 1997 to 2002, a broad base of employees participated in annual option grant programs. The options vested over five-year periods, or cliff vested after five years, and had 10-year terms but no reload features. No grants have been made under these programs since 2002 and all options that remain outstanding will expire in 2012.

Information with respect to stock option activity under Citigroup stock option programs for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011			2010			2009
		Weighted-			Weighted-			Weighted-
		average	Intrinsic		average	Intrinsic		average	Intrinsic
		exercise	value		exercise	value		exercise	value
	Options	price	per share	Options	price	per share	Options	price	per share
Outstanding, beginning of period	37,486,011	$93.70	$—	40,404,481	$127.50	$—	14,386,066	$418.40	$ —
Granted—original	3,425,000	48.86	—	4,450,017	47.80	—	32,124,473	42.70	—
Forfeited or exchanged	(1,539,227)	176.41	—	(4,368,086)	115.10	—	(3,928,531)	369.80	—
Expired	(1,610,450)	487.24	—	(2,935,863)	458.70	—	(2,177,527)	362.10	—
Exercised	(165,305)	40.80	6.72	(64,538)	40.80	3.80	—	—	—
Outstanding, end of period	37,596,029	$69.60	$—	37,486,011	$93.70	$—	40,404,481	$127.50	$ —
Exercisable, end of period	23,237,069			15,189,710			7,893,909

The following table summarizes the information about stock options outstanding under Citigroup stock option programs at December 31, 2011:

	Options outstanding			Options exercisable
		Weighted-average
	Number	contractual life	Weighted-average	Number	Weighted-average
Range of exercise prices	outstanding	remaining	exercise price	exercisable	exercise price
$29.70–$49.99	33,982,017	4.1 years	$42.38	20,302,484	$41.79
$50.00–$99.99	203,614	9.3 years	56.44	1,807	67.10
$100.00–$199.99	532,152	6.9 years	147.20	298,788	150.89
$200.00–$299.99	852,842	2.6 years	244.51	658,586	244.50
$300.00–$399.99	366,912	3.6 years	346.94	316,912	348.74
$400.00–$499.99	1,216,690	0.1 years	428.22	1,216,690	428.22
$500.00–$564.10	441,802	0.3 years	520.90	441,802	520.90
	37,596,029	4.0 years	$69.60	23,237,069	$82.47

     As of December 31, 2011, there was $122.5 million of total unrecognized compensation cost related to stock options; this cost is expected to be recognized over a weighted-average period of 0.8 years.

Fair Value Assumptions
Valuation and related assumption information for Citigroup option programs is presented below. Citigroup uses a lattice-type model to value stock options.

For options granted during	2011	2010	2009
Weighted-average per-share fair
value, at December 31	$13.90	$16.60	$13.80
Weighted-average expected life
Original grants	4.95 yrs.	6.06 yrs.	5.87 yrs.
Valuation assumptions
Expected volatility	35.64%	36.42%	35.89%
Risk-free interest rate	2.33%	2.88%	2.79%
Expected dividend yield	0.00%	0.00%	0.02%
Expected annual forfeitures
Original and reload grants	9.62%	9.62%	7.60%

Profit Sharing Plan
In October 2010, the Committee approved awards under the 2010 Key Employee Profit Sharing Plan (KEPSP) which may entitle participants to profit-sharing payments based on an initial performance measurement period of January 1, 2010 through December 31, 2012. Generally, if a participant remains employed and all other conditions to vesting and payment are satisfied, the participant will be entitled to an initial payment in 2013, as well as a holdback payment in 2014 that may be reduced based on performance during the subsequent holdback period (generally, January 1, 2013 through December 31, 2013). If the vesting and performance conditions are satisfied, a participant’s initial payment will equal two-thirds of the product of the cumulative pretax income of Citicorp (as defined in the KEPSP) for the initial performance period and the participant’s applicable percentage. The initial payment will be paid after January 20, 2013, but no later than March 15, 2013.
     The participant’s holdback payment, if any, will equal the product of (a) the lesser of cumulative pretax income of Citicorp for the initial performance period and cumulative pretax income of Citicorp for the initial performance period and the holdback period combined (generally, January 1, 2010 through December 31, 2013), and (b) the participant’s applicable percentage, less the initial payment; provided that the holdback payment may not be less than zero. The holdback payment, if any, will be paid after January 20, 2014, but no later than March 15, 2014. The holdback payment, if any, will be credited with notional interest during the holdback period. It is intended that the initial payment and holdback payment will be paid in cash; however, awards may be paid in Citi common stock if required by regulatory authority. Regulators have required that U.K. participants receive at least 50% of their initial payment and at least 50% of their holdback payment, if any, in shares of Citi common stock that will be subject to a six-month sales restriction. Clawbacks apply to the award.
     Independent risk function employees were not eligible to participate in the KEPSP as the independent risk function participates in the determination of whether payouts will be made under the KEPSP.

     On February 14, 2011, the Committee approved grants of awards under the 2011 KEPSP to certain executive officers, and on May 17, 2011, to the CEO. These awards have a performance period of January 1, 2011 to December 31, 2012, and other terms of the awards are similar to the 2010 KEPSP.
     Expense taken in 2011 in respect of the KEPSP was $285 million.

Other Incentive Compensation
Citigroup may at times issue Cash in Lieu of Equity awards, which are deferred cash awards given to new hires in replacement of prior employer’s awards or other forfeited compensation. The vesting schedules and terms and conditions of these deferred cash awards are generally structured to match the terms of awards or other compensation from a prior employer that was forfeited to accept employment with the Company. Expense taken in 2011 for these awards was $172 million.
     Additionally, certain subsidiaries or business units of the Company operate and may from time to time introduce other incentive plans for certain employees that have an incentive-based award component. These awards are not considered material to Citigroup’s operations.

9. RETIREMENT BENEFITS

Pension and Postretirement Plans
The Company has several non-contributory defined benefit pension plans covering certain U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. qualified defined benefit plan was frozen effective January 1, 2008, for most employees. Accordingly, no additional compensation-based contributions were credited to the cash balance portion of the plan for existing plan participants after 2007. However, certain employees covered under the prior final pay plan formula continue to accrue benefits. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States.
     The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s U.S. qualified and nonqualified pension plans, postretirement plans and plans outside the United States. The Company uses a December 31 measurement date for its U.S. and non-U.S. plans.

Contributions
Citigroup’s funding policy for U.S. and non-U.S. pension plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. For the U.S. pension plans, at December 31, 2011 and 2010, there were no minimum required cash contributions. During 2010, a discretionary cash contribution of $995 million was made to the plan. For the U.S. non-qualified pension plans, the Company contributed $51 million in benefits paid directly during 2011, $51 million during 2010 and $55 million during 2009. No contributions are expected for the U.S. qualified pension plan for 2012 and $53 million of direct payments are expected for the U.S. non-qualified plans for 2012.
     For the non-U.S. pension plans, the Company reported $389 million in employer contributions during 2011, which includes $47 million in benefits paid directly by the Company. For the non-U.S. pension plans, discretionary cash contributions for 2012 are anticipated to be approximately $211 million. In addition, the Company expects to contribute $43 million of benefits to be paid directly by the Company for its non-U.S. pension plans. For the U.S. postretirement benefit plans, there are no expected or required contributions for 2012 other than $55 million of benefit payments expected to be paid directly by the Company.
     For the non-U.S. postretirement benefit plans, the Company reported $75 million in employer contributions during 2011, which includes $5 million in benefits paid directly by the Company during the year. For the non-U.S. postretirement benefit plans, expected cash contributions for 2012 are $83 million including $4 million of benefits to be paid directly by the Company.
     These estimates are subject to change, since contribution decisions are affected by various factors, such as market performance and regulatory requirements. In addition, management has the ability to change funding policy.

Net (Benefit) Expense

	Pension plans						Postretirement benefit plans
	U.S. plans			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Qualified Plans
Benefits earned during the year	$13	$14	$18	$203	$167	$148	$—	$1	$1	$28	$23	$26
Interest cost on benefit obligation	612	644	649	382	342	301	53	59	61	118	105	89
Expected return on plan assets	(890)	(874)	(912)	(422)	(378)	(336)	(6)	(8)	(10)	(117)	(100)	(77)
Amortization of unrecognized
Net transition obligation	—	—	—	(1)	(1)	(1)	—	—	—	—	—	—
Prior service cost (benefit)	(1)	(1)	(1)	4	4	4	(3)	(3)	(1)	—	—	—
Net actuarial loss	64	47	10	72	57	60	3	11	2	24	20	18
Curtailment (gain) loss (1)	—	—	47	4	1	(8)	—	—	—	—	—	—
Settlement (gain) loss	—	—	—	10	7	15	—	—	—	—	—	—
Special termination benefits	—	—	—	27	5	15	—	—	—	—	—	—
Net qualified (benefit) expense	$(202)	$(170)	$(189)	$279	$204	$198	$47	$60	$53	$53	$48	$56
Nonqualified plans expense	$42	$41	$41	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total net (benefit) expense	$(160)	$(129)	$(148)	$279	$204	$198	$47	$60	$53	$53	$48	$56

(1)	The 2009 curtailment gain in the non-U.S. pension plans includes an $18 million gain reflecting the sale of Citigroup’s Nikko operations. See Note 2 to the Consolidated Financial Statements for further discussion of the sale of Nikko operations.

     The estimated net actuarial loss, prior service cost and net transition obligation that will be amortized from Accumulated other comprehensive income (loss) into net expense in 2012 are approximately $181 million, $2 million and $(1) million, respectively, for defined benefit pension plans. For postretirement plans, the estimated 2012 net actuarial loss and prior service cost amortizations are approximately $32 million and $(1) million, respectively.

     The following table summarizes the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s U.S. qualified and nonqualified pension plans, postretirement plans and plans outside the United States.

Net Amount Recognized

	Pension plans				Postretirement benefit plans
	U.S. plans	(1)	Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2011	2010	2011	2010	2011	2010	2011	2010
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$11,730	$11,178	$6,189	$5,400	$1,179	$1,086	$1,395	$1,141
Benefits earned during the year	13	14	203	167	—	1	28	23
Interest cost on benefit obligation	612	644	382	342	53	59	118	105
Plan amendments	—	—	2	8	—	—	—	—
Actuarial (gain) loss	655	537	59	459	(44)	108	29	120
Benefits paid	(633)	(643)	(288)	(264)	(79)	(87)	(54)	(47)
Expected Medicare Part D subsidy	—	—	—	—	10	12	—	—
Settlements	—	—	(44)	(49)	—	—	—	—
Curtailments	—	—	3	(5)	—	—	—	—
Special/contractual termination benefits	—	—	27	5	—	—	—	—
Foreign exchange impact and other	—	—	(271)	126	8	—	(148)	53
Projected benefit obligation at year end	$12,377	$11,730	$6,262	$6,189	$1,127	$1,179	$1,368	$1,395
Change in plan assets
Plan assets at fair value at beginning of year	$11,561	$9,934	$6,145	$5,592	$95	$114	$1,176	$967
Actual return on plan assets	1,063	1,271	526	432	5	10	40	126
Company contributions (2)	—	999	389	305	53	58	75	75
Plan participants contributions	—	—	6	6	—	—	—	—
Settlements	—	—	(44)	(49)	—	—	—	—
Benefits paid	(633)	(643)	(288)	(264)	(79)	(87)	(54)	(47)
Foreign exchange impact and other	—	—	(313)	123	—	—	(141)	55
Plan assets at fair value at year end	$11,991	$11,561	$6,421	$6,145	$74	$95	$1,096	$1,176
Funded status of the plan at year end (3)	$(386)	$(169)	$159	$(44)	$(1,053)	$(1,084)	$(272)	$(219)
Net amount recognized
Benefit asset	$—	$—	$874	$528	$—	$—	$—	$52
Benefit liability	(386)	(169)	(715)	(572)	(1,053)	(1,084)	(272)	(271)
Net amount recognized on the balance sheet	$(386)	$(169)	$159	$(44)	$(1,053)	$(1,084)	$(272)	$(219)
Amounts recognized in Accumulated
other comprehensive income (loss)
Net transition obligation	$—	$—	$(1)	$(2)	$—	$—	$1	$1
Prior service cost (benefit)	(1)	(1)	23	26	(3)	(6)	(5)	(6)
Net actuarial loss	4,440	4,021	1,454	1,652	152	194	509	486
Net amount recognized in equity—pretax	$4,439	$4,020	$1,476	$1,676	$149	$188	$505	$481
Accumulated benefit obligation at year end	$12,337	$11,689	$5,463	$5,576	$1,127	$1,179	$1,368	$1,395

(1)	The U.S. plans exclude nonqualified pension plans, for which the aggregate projected benefit obligation was $713 million and $658 million and the aggregate accumulated benefit obligation was $694 million and $648 million at December 31, 2011 and 2010, respectively. These plans are unfunded. As such, the funded status of these plans is $(713) million and $(658) million at December 31, 2011 and 2010, respectively. Accumulated other comprehensive income (loss) reflects pretax charges of $231 million and $167 million at December 31, 2011 and 2010, respectively, that primarily relate to net actuarial loss.
(2)	There were no Company contributions to the U.S. pension plan during 2011 and $999 million during 2010, which includes a discretionary cash contribution of $995 million in 2010 and advisory fees paid to Citi Alternative Investments. Company contributions to the non-U.S. pension plans include $47 million and $40 million of benefits paid directly by the Company during 2011 and 2010, respectively.
(3)	The U.S. qualified pension plan is fully funded under specified ERISA funding rules as of January 1, 2011 and no minimum required funding is expected for 2011 and 2012.

     The following table shows the change in Accumulated other comprehensive income (loss) for the years ended December 31, 2011 and 2010:

In millions of dollars	2011	2010
Balance, January 1, net of tax (1)	$(4,105)	$(3,461)
Actuarial assumptions changes and plan experience (2)	(820)	(1,257)
Net asset gain due to actual returns
exceeding expected returns	197	479
Net amortizations	183	137
Foreign exchange impact and other	28	(437)
Change in deferred taxes, net	235	434
Change, net of tax	$(177)	$(644)
Balance, December 31, net of tax (1)	$(4,282)	$(4,105)

(1)	See Note 21 to the Consolidated Financial Statements for further discussion of net Accumulated other comprehensive income (loss) balance.
(2)	Includes $70 million and $33 million in net actuarial losses related to U.S. nonqualified pension plans for 2011 and 2010, respectively.

     At the end of 2011 and 2010, for both qualified and nonqualified plans and for both funded and unfunded plans, the aggregate projected benefit obligation (PBO), the aggregate accumulated benefit obligation (ABO), and the aggregate fair value of plan assets are presented for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets as follows:

	PBO exceeds fair value of plan					ABO exceeds fair value of plan
	assets					assets
	U.S. plans		(1)	Non-U.S. plans		U.S. plans		(1)	Non-U.S. plans
In millions of dollars	2011	2010		2011	2010	2011	2010		2011	2010
Projected benefit obligation	$13,089	$12,388		$2,386	$2,305	$13,089	$12,388		$1,970	$1,549
Accumulated benefit obligation	13,031	12,337		1,992	1,949	13,031	12,337		1,691	1,340
Fair value of plan assets	11,991	11,561		1,671	1,732	11,991	11,561		1,139	1,046

(1)	In 2011, the PBO and ABO of the U.S. plans include $12,377 million and $12,337 million, respectively, relating to the qualified plan and $712 million and $694 million, respectively, relating to the nonqualified plans. In 2010, the PBO and ABO of the U.S. plans include $11,730 million and $11,689 million, respectively, relating to the qualified plan and $658 million and $648 million, respectively, relating to the nonqualified plans.

     At December 31, 2011, combined accumulated benefit obligations for the U.S. and non-U.S. pension plans, excluding U.S. nonqualified plans, exceeded plan assets by $0.6 billion. At December 31, 2010, combined accumulated benefit obligations for the U.S. and non-U.S. pension plans, excluding U.S. nonqualified plans, exceeded plan assets by $0.4 billion.

Plan Assumptions
Citigroup utilizes a number of assumptions to determine plan obligations and expense. Changes in one or a combination of these assumptions will have an impact on the Company’s pension and postretirement PBO, funded status and benefit expense. Changes in the plans’ funded status resulting from changes in the PBO and fair value of plan assets will have a corresponding impact on Accumulated other comprehensive income (loss). A discussion of certain assumptions follows.

Discount Rate
The discount rates for the U.S. pension and postretirement plans were selected by reference to a Citigroup-specific analysis using each plan’s specific cash flows and compared with high quality corporate bond indices for reasonableness. Citigroup’s policy is to round to the nearest five hundredths of a percent. Accordingly, at December 31, 2011, the discount rate was set at 4.70% for the pension plans and 4.30% for the postretirement plans. At December 31, 2010, the discount rate was set at 5.45% for the pension plans and 5.10% for the postretirement plans, referencing a Citigroup-specific cash flow analysis.
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

     The discount rate and future rate of compensation assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Company’s plans are shown in the following table:

At year end	2011	2010
Discount rate
U.S. plans (1)
Pension	4.70%	5.45%
Postretirement	4.30	5.10
Non-U.S. pension plans
Range	1.75 to 13.25	1.75 to 14.00
Weighted average	5.94	6.23
Future compensation increase rate
U.S. plans (2)	3.00	3.00
Non-U.S. pension plans
Range	1.60 to 13.30	1.0 to 11.0
Weighted average	4.04	4.66

During the year	2011	2010
Discount rate
U.S. plans (1)
Pension	5.45%	5.90%
Postretirement	5.10	5.55
Non-U.S. pension plans
Range	1.75 to 14.00	2.00 to 13.25
Weighted average	6.23	6.50
Future compensation increase rate
U.S. plans (2)	3.00	3.00
Non-U.S. pension plans
Range	1.00 to 11.00	1.00 to 12.00
Weighted average	4.66	4.60

(1)	Weighted-average rates for the U.S. plans equal the stated rates.
(2)	Effective January 1, 2008, the U.S. qualified pension plan was frozen except for certain grandfathered employees accruing benefits under a final pay plan formula. Only the future compensation increases for these grandfathered employees will affect future pension expense and obligations. Future compensation increase rates for small groups of employees were 4%.

A one-percentage-point change in the discount rates would have the following effects on pension expense:

	One-percentage-point increase			One-percentage-point decrease
In millions of dollars	2011	2010	2009	2011	2010	2009
Effect on pension expense for U.S. plans (1)	$19	$19	$14	$(34)	$(34)	$(27)
Effect on pension expense for non-U.S. plans	(57)	(49)	(40)	70	56	62

(1)	Due to the freeze of the U.S. qualified pension plan commencing January 1, 2008, the majority of the prospective service cost has been eliminated and the gain/loss amortization period was changed to the life expectancy for inactive participants. As a result, pension expense for the U.S. qualified pension plan is driven more by interest costs than service costs, and an increase in the discount rate would increase pension expense, while a decrease in the discount rate would decrease pension expense.

Assumed health-care cost-trend rates were as follows:

	2011	2010
Health-care cost increase rate for U.S. plans
Following year	9.00%	9.50%
Ultimate rate to which cost increase is assumed to decline	5.00	5.00
Year in which the ultimate rate is reached	2020	2020

     A one-percentage-point change in assumed health-care cost-trend rates would have the following effects:

			One-
	One-percentage-		percentage-
	point increase		point decrease
In millions of dollars	2011	2010	2011	2010
Effect on benefits earned and
interest cost for U.S. plans	$2	$3	$(2)	$(2)
Effect on accumulated
postretirement benefit
obligation for U.S. plans	43	49	(38)	(44)

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

     The expected rate of return for the U.S. pension and postretirement plans was 7.50% at December 31, 2011, 7.50% at December 31, 2010, and 7.75% at December 31, 2009, reflecting a change in investment allocations during 2010. Actual returns in 2011 and 2010 were greater than the expected returns, while actual returns in 2009 were less than the expected returns. This expected amount reflects the expected annual appreciation of the plan assets and reduces the annual pension expense of Citigroup. It is deducted from the sum of service cost, interest and other components of pension expense to arrive at the net pension (benefit) expense. Net pension (benefit) expense for the U.S. pension plans for 2011, 2010, and 2009 reflects deductions of $890 million, $874 million, and $912 million of expected returns, respectively.
     The following table shows the expected versus actual rate of return on plan assets for 2011, 2010 and 2009 for the U.S. pension and postretirement plans:

	2011	2010	2009
Expected rate of return	7.50%	7.50%	7.75%
Actual rate of return (1)	11.13%	14.11%	(2.77)%

(1)	Actual rates of return are presented gross of fees.

     For the non-U.S. plans, pension expense for 2011 was reduced by the expected return of $422 million, compared with the actual return of $526 million. Pension expense for 2010 and 2009 was reduced by expected returns of $378 million and $336 million, respectively. Actual returns were higher in 2011, 2010, and 2009 than the expected returns in those years.
     The expected long-term rates of return on assets used in determining the Company’s pension expense are shown below:

	2011	2010
Rate of return on assets
U.S. plans (1)	7.50%	7.75%
Non-U.S. pension plans
Range	1.00 to 12.50	1.75 to 13.00
Weighted average	6.89	6.96

(1)	Weighted-average rates for the U.S. plans equal the stated rates.

A one-percentage-point change in the expected rates of return would have the following effects on pension expense:

	One-percentage-point increase			One-percentage-point decrease
In millions of dollars	2011	2010	2009	2011	2010	2009
Effect on pension expense for U.S. plans	$(118)	$(119)	$(109)	$118	$119	$109
Effect on pension expense for non-U.S. plans	(62)	(54)	(44)	62	54	44

Plan Assets
Citigroup’s pension and postretirement plans’ asset allocations for the U.S. plans at the end of 2011 and 2010, and the target allocations for 2012 by asset category based on asset fair values, are as follows:

	Target asset	U.S. pension assets		U.S. postretirement assets
	allocation	at December 31,		at December 31,
Asset category (1)	2012	2011	2010	2011	2010
Equity securities (2)	0-34%	16%	15%	16%	15%
Debt securities	30-67	44	40	44	39
Real estate	0-7	5	5	5	5
Private equity	0-15	13	16	13	16
Other investments	8-29	22	24	22	25
Total		100%	100%	100%	100%

(1)	Target asset allocations for the U.S. plans are set by investment strategy, not by investment product. For example, private equities with an underlying investment in real estate are classified in the real estate asset category, not private equity.
(2)	Equity securities in the U.S. pension plans include no Citigroup common stock at the end of 2011 and 2010.
     Third-party investment managers and advisors provide their services to Citigroup’s U.S. pension plans. Assets are rebalanced as the Pension Plan Investment Committee deems appropriate. Citigroup’s investment strategy, with respect to its pension assets, is to maintain a globally diversified investment portfolio across several asset classes that, when combined with Citigroup’s contributions to the plans, will maintain the plans’ ability to meet all required benefit obligations.

     Citigroup’s pension and postretirement plans’ weighted-average asset allocations for the non-U.S. plans and the actual ranges at the end of 2011 and 2010, and the weighted-average target allocations for 2012 by asset category based on asset fair values are as follows:

	Non-U.S. pension plans
	Weighted-average	Actual range		Weighted-average
	target asset allocation	at December 31,		at December 31,
Asset category	2012	2011	2010	2011	2010
Equity securities	20%	0 to 65%	0 to 67%	19%	22%
Debt securities	73	0 to 99	0 to 100	71	68
Real estate	1	0 to 42	0 to 43	1	1
Other investments	6	0 to 100	0 to 100	9	9
Total	100%			100%	100%

		Non-U.S. postretirement plans
	Weighted-average	Actual range		Weighted-average
	target asset allocation	at December 31,		at December 31,
Asset category	2012	2011	2010	2011	2010
Equity securities	44%	0 to 44%	0 to 43%	44%	43%
Debt securities	45	45 to 100	47 to 100	45	47
Other investments	11	0 to 11	0 to 10	11	10
Total	100%			100%	100%

Fair Value Disclosure
For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methodology utilized by the Company, see “Significant Accounting Policies and Significant Estimates” and Note 25 to the Consolidated Financial Statements.
     Certain investments may transfer between the fair value hierarchy classifications during the year due to changes in valuation methodology and pricing sources. There were no significant transfers of investments between level 1 and level 2 during the years ended December 31, 2011 and 2010.
     Plan assets by detailed asset categories and the fair value hierarchy are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans				(1)
	Fair value measurement at December 31, 2011
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$572	$5	$51	$628
Non-U.S. equity	229	—	19	248
Mutual funds	137	—	—	137
Commingled funds	440	594	—	1,034
Debt securities
U.S. Treasuries	1,760	—	—	1,760
U.S. agency	—	120	—	120
U.S. corporate bonds	2	1,073	5	1,080
Non-U.S. government debt	—	352	—	352
Non-U.S. corporate bonds	4	271	—	275
State and municipal debt	—	122	—	122
Hedge funds	—	1,087	870	1,957
Asset-backed securities	—	19	—	19
Mortgage-backed securities	—	32	—	32
Annuity contracts	—	—	155	155
Private equity	—	—	2,474	2,474
Derivatives	691	36	—	727
Other investments	92	20	121	233
Total investments at fair value	$3,927	$3,731	$3,695	$11,353
Cash and short-term investments	$412	$402	$—	$814
Other investment receivables	—	393	221	614
Total assets	$4,339	$4,526	$3,916	$12,781

Other investment liabilities	$(683)	$(33)	$—	$(716)
Total net assets	$3,656	$4,493	$3,916	$12,065

(1)	The investments of the U.S. pension and postretirement benefit plans are commingled in one trust. At December 31, 2011, the allocable interests of the U.S. pension and postretirement benefit plans were 99.2% and 0.8%, respectively.

In millions of dollars	U.S. pension and postretirement benefit plans				(1)
	Fair value measurement at December 31, 2010
Asset categories (2)	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$530	$9	$—	$539
Non-U.S. equity	432	4	—	436
Mutual funds	920	—	—	920
Commingled funds	773	—	—	773
Debt securities
U.S. Treasuries	1,039	—	—	1,039
U.S. agency	—	90	—	90
U.S. corporate bonds	—	1,050	5	1,055
Non-U.S. government debt	—	243	—	243
Non-U.S. corporate bonds	—	219	1	220
State and municipal debt	—	62	—	62
Hedge funds	—	1,521	1,014	2,535
Asset-backed securities	—	28	—	28
Mortgage-backed securities	—	25	—	25
Annuity contracts	—	—	187	187
Private equity	—	—	2,920	2,920
Derivatives	9	634	—	643
Other investments	9	—	4	13
Total investments at fair value	$3,712	$3,885	$4,131	$11,728
Cash and short-term investments	$152	$361	$—	$513
Other investment receivables	—	21	—	21
Total assets	$3,864	$4,267	$4,131	$12,262
Other investment liabilities	$(16)	$(590)	$—	$(606)
Total net assets	$3,848	$3,677	$4,131	$11,656

(1)	The investments of the U.S. pension and postretirement benefit plans are commingled in one trust. At December 31, 2010, the allocable interests of the U.S. pension and postretirement benefit plans were 99.2% and 0.8%, respectively.
(2)	Balances at December 31, 2010 have been reclassified to conform to the current year’s presentation.

In millions of dollars	Non-U.S. pension and postretirement benefit plans
	Fair value measurement at December 31, 2011
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$12	$—	$—	$12
Non-U.S. equity	48	180	5	233
Mutual funds	11	4,439	32	4,482
Commingled funds	26	—	—	26
Debt securities
U.S. Treasuries	1	—	—	1
U.S. corporate bonds	1	379	—	380
Non-U.S. government debt	1,484	129	5	1,618
Non-U.S. corporate bonds	5	318	3	326
State and municipal debt	—	—	—	—
Hedge funds	—	3	12	15
Mortgage-backed securities	1	—	—	1
Annuity contracts	—	3	—	3
Derivatives	—	3	—	3
Other investments	3	6	240	249
Total investments at fair value	$1,592	$5,460	$297	$7,349
Cash and short-term investments	$168	$—	$—	$168
Total assets	$1,760	$5,460	$297	$7,517

In millions of dollars	Non-U.S. pension and postretirement benefit plans
	Fair value measurement at December 31, 2010
Asset categories (1)	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$12	$20	$—	$32
Non-U.S. equity	117	423	3	543
Mutual funds	183	4,773	—	4,956
Commingled funds	—	—	—	—
Debt securities
U.S. Treasuries	2	26	—	28
U.S. corporate bonds	—	354	—	354
Non-U.S. government debt	167	404	—	571
Non-U.S. corporate bonds	4	354	107	465
State and municipal debt	—	15	—	15
Hedge funds	4	—	14	18
Mortgage-backed securities	—	2	—	2
Annuity contracts	—	—	—	—
Derivatives	—	—	—	—
Other investments	9	29	189	227
Total investments at fair value	$498	$6,400	$313	$7,211
Cash and short-term investments	$92	$18	$—	$110
Total assets	$590	$6,418	$313	$7,321

(1)	Balances at December 31, 2010 have been reclassified to conform to the current year’s presentation.

Level 3 Roll Forward
The reconciliations of the beginning and ending balances during the period for Level 3 assets are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans
	Beginning Level 3	Realized	Unrealized	Purchases,	Transfers in	Ending Level 3
	fair value at	gains	gains	sales, and	and/or out of	fair value at
Asset categories	Dec. 31, 2010	(losses)	(losses)	issuances	Level 3	Dec. 31, 2011
Equity securities
U.S. equity	$—	$—	$—	$—	$51	$51
Non-U.S. equity	—	—	(1)	—	20	19
Debt securities
U.S. corporate bonds	5	(2)	(1)	(1)	4	5
Non-U.S. corporate bonds	1	—	—	(1)	—	—
Hedge funds	1,014	42	(45)	(131)	(10)	870
Annuity contracts	187	—	3	(35)	—	155
Private equity	2,920	89	94	(497)	(132)	2,474
Other investments	4	—	(6)	—	123	121
Total investments	$4,131	$129	$44	$(665)	$56	$3,695
Other investment receivables	—	—	—	221	—	221
Total assets	$4,131	$129	$44	$(444)	$56	$3,916

In millions of dollars	U.S. pension and postretirement benefit plans
	Beginning Level 3	Realized	Unrealized	Purchases,	Transfers in	Ending Level 3
	fair value at	gains	gains	sales, and	and/or out of	fair value at
Asset categories	Dec. 31, 2009	(losses)	(losses)	issuances	Level 3	Dec. 31, 2010
Equity securities
U.S. equity	$1	$(1)	$—	$—	$—	$—
Non-U.S. equity	1	(1)	—	—	—	—
Debt securities
U.S. corporate bonds	1	—	—	3	1	5
Non-U.S. corporate bonds	—	—	—	1	—	1
Hedge funds	1,235	(15)	85	(220)	(71)	1,014
Annuity contracts	215	(44)	55	(39)	—	187
Private equity	2,539	148	292	(59)	—	2,920
Other investments	148	(66)	(66)	(16)	4	4
Total assets	$4,140	$21	$366	$(330)	$(66)	$4,131

In millions of dollars	Non-U.S. pension and postretirement benefit plans
	Beginning Level 3	Realized	Unrealized	Purchases,	Transfers in	Ending Level 3
	fair value at	gains	gains	sales, and	and/or out of	fair value at
Asset categories (1)	Dec. 31, 2010	(losses)	(losses)	issuances	Level 3	Dec. 31, 2011
Equity securities
Non-U.S. equity	$3	$—	$2	$—	$—	$5
Mutual funds	—	—	—	—	32	32
Debt securities
Non-U.S. government bonds	—	—	—	—	5	5
Non U.S. corporate bonds	107	—	—	2	(105)	4
Hedge funds	14	(2)	—	—	—	12
Other investments	189	4		(10)	56	239
Total assets	$313	$2	$2	$(8)	$(12)	$297

(1)	Balances at December 31, 2010 have been reclassified to conform to the current year’s presentation.

In millions of dollars				Non-U.S. pension and postretirement benefit plans
	Beginning Level 3	Realized	Unrealized	Purchases,	Transfers in	Ending Level 3
	fair value at	gains	gains	sales, and	and/or out of	fair value at
Asset categories (1)	Dec. 31, 2009	(losses)	(losses)	issuances	Level 3	Dec. 31, 2010
Equity securities
Non-U.S. equity	$2	$—	$1	$—	$—	$3
Debt securities
Non-U.S. corporate bonds	91	—	—	16	—	107
Hedge funds	14	—	—	—	—	14
Other investments	205	(5)	3	—	(14)	189
Total assets	$312	$(5)	$4	$16	$(14)	$313

(1)	Balances have been reclassified to conform to the current year’s presentation.

Investment Strategy
Citigroup’s global pension and postretirement funds’ investment strategies are to invest in a prudent manner for the exclusive purpose of providing benefits to participants. The investment strategies are targeted to produce a total return that, when combined with Citigroup’s contributions to the funds, will maintain the funds’ ability to meet all required benefit obligations. Risk is controlled through diversification of asset types and investments in domestic and international equities, fixed-income securities and cash and short-term investments. The target asset allocation in most locations outside the U.S. is to have the majority of the assets in equity and debt securities. These allocations may vary by geographic region and country depending on the nature of applicable obligations and various other regional considerations. The wide variation in the actual range of plan asset allocations for the funded non-U.S. plans is a result of differing local statutory requirements and economic conditions. For example, in certain countries local law requires that all pension plan assets must be invested in fixed-income investments, government funds, or local-country securities.

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

Oversight and Risk Management Practices
The framework for Citigroup’s pensions oversight process includes monitoring of retirement plans by plan fiduciaries and/or management at the global, regional or country level, as appropriate. Independent risk management contributes to the risk oversight and monitoring for Citigroup’s U.S. pension plans and largest non-U.S. pension plans. Although the specific components of the oversight process are tailored to the requirements of each region, country and plan, the following elements are common to Citigroup’s monitoring and risk management process:

  Periodic asset/liability management studies and strategic asset allocation reviews
  Periodic monitoring of funding levels and funding ratios
  Periodic monitoring of compliance with asset allocation guidelines
  Periodic monitoring of asset class and/or investment manager performance against benchmarks
  Periodic risk capital analysis and stress testing

Estimated Future Benefit Payments
The Company expects to pay the following estimated benefit payments in future years:

	U.S. plans		Non-U.S. plans
	Pension	Postretirement	Pension	Postretirement
In millions of dollars	benefits	benefits	benefits	benefits
2012	$748	$102	$331	$50
2013	762	93	324	50
2014	773	90	344	53
2015	785	91	358	56
2016	800	89	380	60
2017–2021	4,271	407	2,235	377

Prescription Drugs
In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (Act of 2003) was enacted. The Act of 2003 established a prescription drug benefit under Medicare known as “Medicare Part D,” and a federal subsidy to sponsors of U.S. retiree health-care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The benefits provided to certain participants are at least actuarially equivalent to Medicare Part D and, accordingly, the Company is entitled to a subsidy.
     The expected subsidy reduced the accumulated postretirement benefit obligation (APBO) by approximately $96 million and $139 million as of December 31, 2011 and 2010, respectively, and the postretirement expense by approximately $10 million and $9 million for 2011 and 2010, respectively.

The following table shows the estimated future benefit payments without the effect of the subsidy and the amounts of the expected subsidy in future years:

	Expected U.S.
	postretirement benefit payments
	Before Medicare	Medicare	After Medicare
In millions of dollars	Part D subsidy	Part D subsidy	Part D subsidy
2012	$112	$10	$102
2013	103	10	93
2014	101	11	90
2015	99	8	91
2016	97	8	89
2017–2021	440	33	407

     The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the Act of 2010) were signed into law in the U.S. in March 2010. One provision that impacted Citigroup was the elimination of the tax deductibility for benefits paid that are related to the Medicare Part D subsidy, starting in 2013. Citigroup was required to recognize the full accounting impact in 2010, the period in which the Act of 2010 was signed. As a result, there was a $45 million reduction in deferred tax assets with a corresponding charge to earnings from continuing operations. The other provisions of the Act of 2010 are not expected to have a significant impact on Citigroup’s pension and postretirement plans.

Defined Contribution Plans
Citigroup administers defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with local laws. The most significant plan of these plans is the Citigroup 401(k) plan in the U.S.
     Under the Citigroup 401(k) plan, eligible U.S. employees received matching contributions of up to 6% of their compensation for 2011 and up to 4% for 2010, subject to statutory limits. The matching contribution is invested according to participants’ individual elections. Additionally, for eligible employees whose compensation is $100,000 or less, a fixed contribution of up to 2% of compensation is provided. The matching and fixed contributions are invested according to participants’ individual elections. The pretax expense associated with this plan amounted to approximately $383 million, $301 million and $442 million in 2011, 2010 and 2009, respectively. The change in expense, year-over-year, reflects the fluctuations of the matching contribution rate.

Postemployment Plans
Citigroup sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long term disability. For the years ended December 31, 2011 and 2010, the plans’ funded status recognized in the Company’s Consolidated Balance Sheet was $(469) million and $(436) million, respectively. The net expense recognized in the Consolidated Statement of Income during 2011, 2010, and 2009 were $67 million, $69 million, and $57 million, respectively. The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive income (loss) into net expense in 2012 are approximately $169 million and $19 million, respectively.

10. INCOME TAXES

In millions of dollars	2011	2010	2009
Current
Federal	$(144)	$(249)	$(1,711)
Foreign	3,498	3,239	3,101
State	241	207	(414)
Total current income taxes	$3,595	$3,197	$976
Deferred
Federal	$(793)	$(933)	$(6,892)
Foreign	628	279	(182)
State	91	(310)	(635)
Total deferred income taxes	$(74)	$(964)	$(7,709)
Provision (benefit) for income tax on
continuing operations before
noncontrolling interests (1)	$3,521	$2,233	$(6,733)
Provision (benefit) for income taxes on
discontinued operations	66	(562)	(106)
Provision (benefit) for income taxes on
cumulative effect of accounting changes	—	(4,978)	—
Income tax expense (benefit) reported in
stockholders’ equity related to:
Foreign currency translation	(609)	(739)	(415)
Securities available-for-sale	1,495	1,167	2,765
Employee stock plans	297	600	1,351
Cash flow hedges	(92)	325	1,165
Pension liability adjustments	(235)	(434)	(513)
Tax on exchange offer booked to
retained earnings	—	—	3,523
Income taxes before noncontrolling interests	$4,443	$(2,388)	$1,037

(1)	Includes the effect of securities transactions and OTTI losses resulting in a provision (benefit) of $699 million and $(789) million in 2011, $844 million and $(494) million in 2010 and $698 million and $(1,017) million in 2009, respectively.

     The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations (before noncontrolling interests and the cumulative effect of accounting changes) for the years ended December 31 was as follows:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.5	(0.1)	8.4
Foreign income tax rate differential	(8.6)	(10.0)	26.0
Audit settlements (1)	—	(0.5)	4.4
Effect of tax law changes (2)	2.0	(0.1)	—
Tax advantaged investments	(6.0)	(6.7)	11.8
Other, net	0.2	(0.7)	0.7
Effective income tax rate	24.1%	16.9%	86.3%

(1)	For 2010 and 2009, relates to the conclusion of the audit of various issues in the Company’s 2003–2005 U.S. federal tax audit. For 2009, also includes a tax benefit relating to the release of tax reserves on interchange fees.
(2)	Includes the results of the Japan tax rate change in 2011, which resulted in a $300 million DTA charge.

Deferred income taxes at December 31 related to the following:

In millions of dollars	2011	2010
Deferred tax assets
Credit loss deduction	$12,481	$16,085
Deferred compensation and employee benefits	4,936	4,998
Restructuring and settlement reserves	1,331	785
Unremitted foreign earnings	7,362	5,673
Investment and loan basis differences	2,358	1,906
Cash flow hedges	1,673	1,581
Tax credit and net operating loss carryforwards	22,764	23,204
Other deferred tax assets	2,127	1,563
Gross deferred tax assets	$55,032	$55,795
Valuation allowance	—	—
Deferred tax assets after valuation allowance	$55,032	$55,795
Deferred tax liabilities
Deferred policy acquisition costs
and value of insurance in force	$(591)	$(737)
Fixed assets and leases	(1,361)	(1,325)
Intangibles	(710)	(1,188)
Debt valuation adjustment on Citi liabilities	(533)	(124)
Other deferred tax liabilities	(307)	(326)
Gross deferred tax liabilities	$(3,502)	$(3,700)
Net deferred tax asset	$51,530	$52,095

The following is a roll-forward of the Company’s unrecognized tax benefits.

In millions of dollars	2011	2010	2009
Total unrecognized tax benefits at January 1	$4,035	$3,079	$3,468
Net amount of increases for current year’s tax positions	193	1,039	195
Gross amount of increases for prior years’ tax positions	251	371	392
Gross amount of decreases for prior years’ tax positions	(507)	(421)	(870)
Amounts of decreases relating to settlements	(11)	(14)	(104)
Reductions due to lapse of statutes of limitation	(38)	(11)	(12)
Foreign exchange, acquisitions and dispositions	—	(8)	10
Total unrecognized tax benefits at December 31	$3,923	$4,035	$3,079

     Total amount of unrecognized tax benefits at December 31, 2011, 2010 and 2009 that, if recognized, would affect the effective tax rate are $2.2 billion, $2.1 billion and $2.2 billion, respectively. The remainder of the uncertain tax positions have offsetting amounts in other jurisdictions or are temporary differences, except for $0.9 billion at December 31, 2011, which would be booked directly to Retained earnings.

Interest and penalties (not included in “unrecognized tax benefits” above) are a component of the Provision for income taxes.

	2011		2010		2009
In millions of dollars	Pretax	Net of tax	Pretax	Net of tax	Pretax	Net of tax
Total interest and penalties in the Consolidated Balance Sheet at January 1	$348	$223	$370	$239	$663	$420
Total interest and penalties in the Consolidated Statement of Income	61	41	(16)	(12)	(250)	(154)
Total interest and penalties in the Consolidated Balance Sheet at December 31 (1)	404	261	348	223	370	239

(1)	Includes $14 million for foreign penalties and $4 million for state penalties.

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
     The Company expects to conclude the IRS audit of its U.S. federal consolidated income tax returns for the years 2006-2008 and may resolve certain issues with IRS Appeals for the years 2003-2005 within the next 12 months. The gross uncertain tax positions at December 31, 2011 for the items that may be resolved for 2003-2008 are as much as $1,510 million plus gross interest of $70 million. Because of the number of issues remaining to be resolved, the potential tax benefit to continuing operations could be anywhere in a range between $0 and $1,200 million. In addition, the Company expects to conclude a New York City audit for 2006-2008 in the first quarter of 2012 that will result in a reduction of approximately $82 million in gross uncertain tax positions and a reduction in gross interest of approximately $13 million and which could result in a tax benefit to continuing operations of approximately $56 million.
     The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2006
Mexico	2008
New York State and City	2005
United Kingdom	2010
Japan	2009
Brazil	2007
Singapore	2005
Hong Kong	2006
Ireland	2007

     Foreign pretax earnings approximated $13.1 billion in 2011, $12.3 billion in 2010 and $6.1 billion in 2009 (of which $0.2 billion profit, $0.1 billion profit and $0.6 billion loss, respectively, are in discontinued operations). As a U.S. corporation, Citigroup and its U.S. subsidiaries are currently subject to U.S. taxation on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. At December 31, 2011, $35.9 billion of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes (net of U.S. foreign tax credits) of $9.5 billion would have to be provided if such earnings were remitted currently. The current year’s effect on the income tax expense from continuing operations is included in the “Foreign income tax rate differential” line in the reconciliation of the federal statutory rate to the Company’s effective income tax rate in the table above.
     Income taxes are not provided for the Company’s “savings bank base year bad debt reserves” that arose before 1988, because under current U.S. tax rules, such taxes will become payable only to the extent such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2011, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $125 million).

     The Company has no valuation allowance on its deferred tax assets (DTAs) at December 31, 2011 and December 31, 2010.

In billions of dollars
	DTA balance	DTA balance
Jurisdiction/component	December 31, 2011	December 31, 2010
U.S. federal (1)
Consolidated tax return net
operating losses (NOLs)	$—	$3.8
Consolidated tax return
foreign tax credits (FTCs)	15.8	13.9
Consolidated tax return
general business credits (GBCs)	2.1	1.7
Future tax deductions and credits	23.0	21.8
Other (2)	1.4	0.4
Total U.S. federal	$42.3	$41.6
State and local
New York NOLs	$1.3	$1.7
Other state NOLs	0.7	0.8
Future tax deductions	2.2	2.1
Total state and local	$4.2	$4.6
Foreign
APB 23 subsidiary NOLs	$0.5	$0.5
Non-APB 23 subsidiary NOLs	1.8	1.5
Future tax deductions	2.7	3.9
Total foreign	$5.0	$5.9
Total	$51.5	$52.1

(1)	Included in the net U.S. federal DTAs of $42.3 billion are deferred tax liabilities of $3 billion that will reverse in the relevant carryforward period and may be used to support the DTAs, and $0.2 billion in compensation deductions that reduced additional paid-in capital in January 2012 and for which no adjustment was permitted to such DTAs at December 31, 2011 because the related stock compensation was not yet deductible to Citi.
(2)	Includes $1.2 billion and $0.1 billion for 2011 and 2010, respectively, of tax carryforwards related to companies that file U.S. federal tax returns separate from Citigroup’s consolidated U.S. federal tax return.

     The following table summarizes the amounts of tax carryforwards and their expiration dates as of December 31, 2011:

In billions of dollars
Year of expiration	Amount
U.S. consolidated tax return foreign tax credit carryforwards
2016	$0.4
2017	4.9
2018	5.3
2019	1.3
2020	2.2
2021	1.7
Total U.S. consolidated tax return foreign tax credit carryforwards	$15.8
U.S. consolidated tax return general business credit carryforwards
2027	$0.3
2028	0.4
2029	0.4
2030	0.5
2031	0.5
Total U.S. consolidated tax return general business credit carryforwards	$2.1
U.S. separate tax returns federal net operating loss (NOL) carryforwards
2028	$0.2
2031	2.9
Total U.S. separate tax returns federal NOL carryforwards (1)	$3.1
New York State NOL carryforwards
2027	$0.1
2028	7.4
2029	2.0
2030	0.3
Total New York State NOL carryforwards (1)	$9.8
New York City NOL carryforwards
2027	$0.1
2028	3.1
2029	1.5
2030	0.2
Total New York City NOL carryforwards (1)	$4.9
APB 23 subsidiary NOL carryforwards
2012	$0.4
Various	0.1
Total APB 23 subsidiary NOL carryforwards	$0.5

(1)	Pretax.

     Although realization is not assured, the Company believes that the realization of the recognized net DTA of $51.5 billion at December 31, 2011 is more likely than not based upon expectations as to future taxable income in the jurisdictions in which the DTAs arise and available tax planning strategies, as defined in ASC 740, Income Taxes (formerly SFAS 109), that would be implemented, if necessary, to prevent a carryforward from expiring.
     In general, Citi would need to generate approximately $111 billion of taxable income during the respective carryforward periods to fully realize its U.S. federal, state and local DTAs. Citi’s net DTAs will decline primarily as additional domestic GAAP taxable income is generated.
     As of December 31, 2011, Citi was no longer in a three-year cumulative loss position for purposes of evaluating its DTAs. While this removes a significant piece of negative evidence in evaluating the need for a valuation allowance, Citi will continue to weigh the evidence supporting its DTAs. Citi has concluded that there are two pieces of positive evidence which support the full realizability of its DTAs. First, Citi forecasts sufficient taxable income in the carryforward period, exclusive of tax planning strategies. Second, Citi has sufficient tax planning strategies, including potential sales of assets, in which it could realize the excess of appreciated value over the tax basis of its assets. The amount of the DTAs considered realizable, however, is necessarily subject to Citi’s estimates of future taxable income in the jurisdictions in which it operates during the respective carryforward periods, which is in turn subject to overall market and global economic conditions.
     The U.S. federal consolidated tax return NOL carryforward component of the DTAs of $3.8 billion at December 31, 2010 was utilized in 2011. Based upon the foregoing discussion, as well as tax planning opportunities and other factors discussed below, Citi believes the U.S. federal and New York state and city NOL carryforward period of 20 years provides enough time to fully utilize the DTAs pertaining to the existing NOL carryforwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
     Because the U.S. federal consolidated tax return NOL carryforward has been utilized, Citi can begin to utilize its foreign tax credit (FTC) and general business credit (GBC) carryforwards. The U.S. FTC carryforward period is 10 years. Utilization of foreign tax credits in any year is restricted to 35% of foreign source taxable income in that year. However, overall domestic losses that the Company has incurred of approximately $56 billion as of December 31, 2011 are allowed to be reclassified as foreign source income to the extent of 50% of domestic source income produced in subsequent years and such resulting foreign source income would in fact be sufficient to cover the foreign tax credits being carried forward. As such, Citi believes the foreign source taxable income limitation will not be an impediment to the foreign tax credit carryforward usage as long as Citi can generate sufficient domestic taxable income within the 10-year carryforward period.

     Regarding the estimate of future taxable income, Citi has projected its pretax earnings, predominantly based upon the “core” businesses that Citi intends to conduct going forward. These “core” businesses have produced steady and strong earnings in the past. Citi believes that it will generate sufficient pretax earnings within the 10-year carryforward period referenced above to be able to fully utilize the foreign tax credit carryforward, in addition to any foreign tax credits produced in such period.
     As mentioned above, Citi has also examined tax planning strategies available to it in accordance with ASC 740 that would be employed, if necessary, to prevent a carryforward from expiring and to accelerate the usage of its carryforwards. These strategies include repatriating low taxed foreign source earnings for which an assertion that the earnings have been indefinitely reinvested has not been made, accelerating U.S. taxable income into or deferring U.S. tax deductions out of the latter years of the carryforward period (e.g., selling appreciated intangible assets and electing straight-line depreciation), accelerating deductible temporary differences outside the U.S., holding onto available-for-sale debt securities with losses until they mature and selling certain assets that produce tax exempt income, while purchasing assets that produce fully taxable income. In addition, the sale or restructuring of certain businesses can produce significant U.S. taxable income within the relevant carryforward periods.
     As previously disclosed, Citi’s ability to utilize its DTAs to offset future taxable income may be significantly limited if Citi experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). Generally, an ownership change will occur if there is a cumulative change in Citi’s ownership by “5% shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. Any limitation on Citi’s ability to utilize its DTAs arising from an ownership change under Section 382 will depend on the value of Citi’s stock at the time of the ownership change.

11. EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the years ended December 31:

In millions, except per-share amounts	2011	(1)	2010 (1)	2009 (1)
Income (loss) from continuing operations before attribution of noncontrolling interests	$11,103		$10,951	$(1,066)
Less: Noncontrolling interests from continuing operations	148		329	95
Net income (loss) from continuing operations (for EPS purposes)	$10,955		$10,622	$(1,161)
Income (loss) from discontinued operations, net of taxes	112		(68)	(445)
Less: Noncontrolling interests from discontinuing operations	—		(48)	—
Citigroup’s net income (loss)	$11,067		$10,602	$(1,606)
Less: Impact of the public and private preferred stock exchange offers	—		—	3,242
Less: Preferred dividends	26		9	2,988
Less: Impact of the conversion price reset related to the $12.5 billion
convertible preferred stock private issuance	—		—	1,285
Less: Preferred stock Series H discount accretion	—		—	123
Net income (loss) available to common shareholders	$11,041		$10,593	$(9,244)
Less: Dividends and undistributed earnings allocated to employee restricted and
deferred shares that contain nonforfeitable rights to dividends, applicable to basic EPS	186		90	2
Net income (loss) allocated to common shareholders for basic EPS (2)	$10,855		$10,503	$(9,246)
Add: Interest expense, net of tax, on convertible securities and adjustment of undistributed earnings allocated to employee
restricted and deferred shares that contain nonforfeitable rights
to dividends, applicable to diluted EPS	17		2	540
Net income (loss) allocated to common shareholders for diluted EPS (2)	$10,872		$10,505	$(8,706)
Weighted-average common shares outstanding applicable to basic EPS	2,909.8		2,877.6	1,156.8
Effect of dilutive securities
Convertible securities	0.1		0.1	31.2
Other employee plans	0.5		1.9	—
Options	0.8		0.4	—
TDECs	87.6		87.8	21.9
Adjusted weighted-average common shares outstanding applicable to diluted EPS (3)	2,998.8		2,967.8	1,209.9
Basic earnings per share
Income (loss) from continuing operations	$3.69		$3.66	$(7.61)
Discontinued operations	0.04		(0.01)	(0.38)
Net income (loss)	$3.73		$3.65	$(7.99)
Diluted earnings per share (2)(3)
Income (loss) from continuing operations	$3.59		$3.55	$(7.61)
Discontinued operations	0.04		(0.01)	(0.38)
Net income (loss)	$3.63		$3.54	$(7.99)

(1)	All per-share amounts and Citigroup shares outstanding for all periods reflect Citigroup’s 1-for-10 reverse stock split, which was effective May 6, 2011.
(2)	Due to the net loss available to common shareholders in 2009, loss available to common stockholders for basic EPS was used to calculate diluted EPS. Including the effect of dilutive securities would result in anti-dilution.
(3)	Due to the net loss available to common shareholders in 2009, basic shares were used to calculate diluted EPS. Adding dilutive securities to the denominator would result in anti-dilution.

     During 2011, 2010 and 2009, weighted-average options to purchase 24.1 million, 38.6 million and 16.6 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $123.47, $102.89 and $315.65, respectively, were greater than the average market price of the Company’s common stock.
     Warrants issued to the U.S. Treasury as part of TARP and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with exercise prices of $178.50 and $106.10 for approximately 21.0 million and 25.5 million shares of common stock, respectively, were not included in the computation of earnings per share in 2010 and 2009, because they were anti-dilutive.

     Equity awards granted under the Management Committee Long-Term Incentive Plan (MC LTIP) were not included in the 2009 computation of earnings per share because the performance targets under the terms of the awards were not met and, as a result, the awards expired in the first quarter of 2010.
     The final tranche of equity units held by the Abu Dhabi Investment Authority (ADIA) converted into 5.9 million shares of Citigroup common stock during the third quarter of 2011. Equity units of approximately 11.8 million shares and 23.5 million shares of Citigroup common stock held by ADIA were not included in the computation of earnings per share in 2010 and 2009, respectively, because the exercise price of $318.30 was greater than the average market price of the Company’s common stock.

12. FEDERAL FUNDS/SECURITIES BORROWED, LOANED, AND SUBJECT TO REPURCHASE AGREEMENTS

Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at December 31:

In millions of dollars	2011	2010
Federal funds sold	$37	$227
Securities purchased under agreements to resell (1)	153,492	129,918
Deposits paid for securities borrowed	122,320	116,572
Total	$275,849	$246,717

(1)	Securities purchased under agreements to resell are reported net by counterparty, when applicable requirements for net presentation are met. The amounts in the table above were reduced for allowable netting by $53.0 billion and $54.7 billion at December 31, 2011 and 2010, respectively.

     Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at December 31:

In millions of dollars	2011	2010
Federal funds purchased	$688	$478
Securities sold under agreements to repurchase (1)	164,849	160,598
Deposits received for securities loaned	32,836	28,482
Total	$198,373	$189,558

(1)	Securities sold under agreements to repurchase are reported net by counterparty, when applicable requirements for net presentation are met. The amounts in the table above were reduced for allowable netting by $53.0 billion and $54.7 billion at December 31, 2011 and 2010, respectively.

     The resale and repurchase agreements represent collateralized financing transactions. The Company executes these transactions through its broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the Company’s trading inventory. Transactions executed by the Company’s bank subsidiaries primarily facilitate customer financing activity.
     It is the Company’s policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements and, when necessary, require prompt transfer of additional collateral in order to maintain contractual margin protection. Collateral typically consists of government and government-agency securities, corporate and municipal bonds, and mortgage-backed and other asset-backed securities. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held.
     The majority of the resale and repurchase agreements are recorded at fair value. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements.

     A majority of securities borrowing and lending agreements are recorded at the amount of cash advanced or received and are collateralized principally by government and government-agency securities and corporate debt and equity securities. The remaining portion is recorded at fair value as the Company elected the fair value option for certain securities borrowed and loaned portfolios. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of securities borrowed and securities loaned on a daily basis and obtains or posts additional collateral in order to maintain contractual margin protection.

13. BROKERAGE RECEIVABLES AND BROKERAGE PAYABLES

The Company has receivables and payables for financial instruments purchased from and sold to brokers, dealers and customers, which arise in the ordinary course of business. The Company is exposed to risk of loss from the inability of brokers, dealers or customers to pay for purchases or to deliver the financial instruments sold, in which case the Company would have to sell or purchase the financial instruments at prevailing market prices. Credit risk is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transaction and performs for the broker, dealer or customer in question.
     The Company seeks to protect itself from the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with regulatory and internal guidelines. Margin levels are monitored daily and customers deposit additional collateral as required. Where customers cannot meet collateral requirements, the Company will liquidate sufficient underlying financial instruments to bring the customer into compliance with the required margin level.
     Exposure to credit risk is impacted by market volatility, which may impair the ability of clients to satisfy their obligations to the Company. Credit limits are established and closely monitored for customers and for brokers and dealers engaged in forwards, futures and other transactions deemed to be credit sensitive.
     Brokerage receivables and brokerage payables consisted of the following at December 31:

In millions of dollars	2011	2010
Receivables from customers	$19,991	$21,952
Receivables from brokers, dealers, and clearing organizations	7,786	9,261
Total brokerage receivables (1)	$27,777	$31,213
Payables to customers	$40,111	$36,142
Payables to brokers, dealers, and clearing organizations	16,585	15,607
Total brokerage payables (1)	$56,696	$51,749

(1)	Brokerage receivables/payables are reported net by counterparty when applicable requirements for net presentation are met.

14. TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and Trading account liabilities, at fair value, consisted of the following at December 31:

In millions of dollars	2011	2010
Trading account assets
Mortgage-backed securities (1)
U.S. government-sponsored agency guaranteed	$27,535	$27,127
Prime	877	1,514
Alt-A	609	1,502
Subprime	989	2,036
Non-U.S. residential	396	1,052
Commercial	2,333	1,758
Total mortgage-backed securities	$32,739	$34,989
U.S. Treasury and federal agency securities
U.S. Treasury	$18,227	$20,168
Agency obligations	1,172	3,418
Total U.S. Treasury and federal agency securities	$19,399	$23,586
State and municipal securities	$5,364	$7,493
Foreign government securities	79,551	88,311
Corporate	37,026	51,267
Derivatives (2)	62,327	50,213
Equity securities	33,230	37,436
Asset-backed securities (1)	7,071	8,761
Other debt securities	15,027	15,216
Total trading account assets	$291,734	$317,272
Trading account liabilities
Securities sold, not yet purchased	$69,809	$69,324
Derivatives (2)	56,273	59,730
Total trading account liabilities	$126,082	$129,054

(1)	The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 22 to the Consolidated Financial Statements.
(2)	Presented net, pursuant to master netting agreements. See Note 23 to the Consolidated Financial Statements for a discussion regarding the accounting and reporting for derivatives.

15. INVESTMENTS

Overview

In millions of dollars	2011	2010
Securities available-for-sale	$265,204	$274,079
Debt securities held-to-maturity (1)	11,483	29,107
Non-marketable equity securities carried at fair value (2)	8,836	7,095
Non-marketable equity securities carried at cost (3)	7,890	7,883
Total investments	$293,413	$318,164

(1)	Recorded at amortized cost less impairment for securities that have credit-related impairment.
(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.
(3)	Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, Federal Home Loan Banks, foreign central banks and various clearing houses of which Citigroup is a member.

Securities Available-for-Sale
The amortized cost and fair value of securities available-for-sale (AFS) at December 31, 2011 and December 31, 2010 were as follows:

	2011				2010
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized		Amortized	unrealized	unrealized
In millions of dollars	cost	gains	losses	Fair value	cost	gains	losses	Fair value
Debt securities AFS
Mortgage-backed securities (1)
U.S. government-sponsored agency guaranteed	$44,394	$1,438	$51	$45,781	$23,433	$425	$235	$23,623
Prime	118	1	6	113	1,985	18	177	1,826
Alt-A	1	—	—	1	46	2	—	48
Subprime	—	—	—	—	119	1	1	119
Non-U.S. residential	4,671	9	22	4,658	315	1	—	316
Commercial	465	16	9	472	592	21	39	574
Total mortgage-backed securities	$49,649	$1,464	$88	$51,025	$26,490	$468	$452	$26,506
U.S. Treasury and federal agency securities
U.S. Treasury	$48,790	$1,439	$—	$50,229	$58,069	$435	$56	$58,448
Agency obligations	34,310	601	2	34,909	43,294	375	55	43,614
Total U.S. Treasury and federal agency securities	$83,100	$2,040	$2	$85,138	$101,363	$810	$111	$102,062
State and municipal	$16,819	$134	$2,554	$14,399	$15,660	$75	$2,500	$13,235
Foreign government	84,360	558	404	84,514	99,110	984	415	99,679
Corporate	10,005	305	53	10,257	15,417	319	59	15,677
Asset-backed securities (1)	11,053	31	81	11,003	9,085	31	68	9,048
Other debt securities	670	13	—	683	1,948	24	60	1,912
Total debt securities AFS	$255,656	$4,545	$3,182	$257,019	$269,073	$2,711	$3,665	$268,119
Marketable equity securities AFS	$6,722	$1,658	$195	$8,185	$3,791	$2,380	$211	$5,960
Total securities AFS	$262,378	$6,203	$3,377	$265,204	$272,864	$5,091	$3,876	$274,079

(1)

The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 22 to the Consolidated Financial Statements.

     At December 31, 2011, the amortized cost of approximately 4,000 investments in equity and fixed-income securities exceeded their fair value by $3.377 billion. Of the $3.377 billion, the gross unrealized loss on equity securities was $195 million. Of the remainder, $362 million represents fixed-income investments that have been in a gross-unrealized-loss position for less than a year and, of these, 99% are rated investment grade; $2.820 billion represents fixed-income investments that have been in a gross-unrealized-loss position for a year or more and, of these, 95% are rated investment grade.
     The AFS mortgage-backed securities portfolio fair value balance of $51.025 billion consists of $45.781 billion of government-sponsored agency securities, and $5.244 billion of privately sponsored securities, of which the majority is backed by mortgages that are not Alt-A or subprime.

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

     The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of December 31, 2011 and December 31, 2010:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
In millions of dollars	value	losses	value	losses	value	losses
December 31, 2011

Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$5,398	$32	$51	$19	$5,449	$51
Prime	27	1	40	5	67	6
Alt-A	—	—	—	—	—	—
Subprime	—	—	—	—	—	—
Non-U.S. residential	3,418	22	57	—	3,475	22
Commercial	35	1	31	8	66	9
Total mortgage-backed securities	$8,878	$56	$179	$32	$9,057	$88
U.S. Treasury and federal agency securities
U.S. Treasury	$553	$—	$—	$—	$553	$—
Agency obligations	2,970	2	—	—	2,970	2
Total U.S. Treasury and federal agency securities	$3,523	$2	$—	$—	$3,523	$2
State and municipal	$59	$2	$11,591	$2,552	$11,650	$2,554
Foreign government	33,109	211	11,205	193	44,314	404
Corporate	2,104	24	203	29	2,307	53
Asset-backed securities	4,625	68	466	13	5,091	81
Other debt securities	164	—	—	—	164	—
Marketable equity securities AFS	47	5	1,457	190	1,504	195
Total securities AFS	$52,509	$368	$25,101	$3,009	$77,610	$3,377
December 31, 2010

Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,321	$214	$38	$21	$8,359	$235
Prime	89	3	1,506	174	1,595	177
Alt-A	10	—	—	—	10	—
Subprime	118	1	—	—	118	1
Non-U.S. residential	—	—	135	—	135	—
Commercial	81	9	53	30	134	39
Total mortgage-backed securities	$8,619	$227	$1,732	$225	$10,351	$452
U.S. Treasury and federal agency securities
U.S. Treasury	$9,229	$21	$725	$35	$9,954	$56
Agency obligations	9,680	55	—	—	9,680	55
Total U.S. Treasury and federal agency securities	$18,909	$76	$725	$35	$19,634	$111
State and municipal	$626	$60	$11,322	$2,440	$11,948	$2,500
Foreign government	32,731	271	6,609	144	39,340	415
Corporate	1,357	32	631	27	1,988	59
Asset-backed securities	2,533	64	14	4	2,547	68
Other debt securities	—	—	559	60	559	60
Marketable equity securities AFS	68	3	2,039	208	2,107	211
Total securities AFS	$64,843	$733	$23,631	$3,143	$88,474	$3,876

     The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
	Amortized		Amortized
In millions of dollars	cost	Fair value	cost	Fair value
Mortgage-backed securities (1)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	422	423	403	375
After 5 but within 10 years	2,757	2,834	402	419
After 10 years (2)	46,470	47,768	25,685	25,712
Total	$49,649	$51,025	$26,490	$26,506
U.S. Treasury and federal agency securities
Due within 1 year	$14,615	$14,637	$36,411	$36,443
After 1 but within 5 years	62,241	63,823	52,558	53,118
After 5 but within 10 years	5,862	6,239	10,604	10,647
After 10 years (2)	382	439	1,790	1,854
Total	$83,100	$85,138	$101,363	$102,062
State and municipal
Due within 1 year	$142	$142	$9	$9
After 1 but within 5 years	455	457	145	149
After 5 but within 10 years	182	188	230	235
After 10 years (2)	16,040	13,612	15,276	12,842
Total	$16,819	$14,399	$15,660	$13,235
Foreign government
Due within 1 year	$34,924	$34,864	$41,856	$41,387
After 1 but within 5 years	41,612	41,675	49,983	50,739
After 5 but within 10 years	6,993	6,998	6,143	6,264
After 10 years (2)	831	977	1,128	1,289
Total	$84,360	$84,514	$99,110	$99,679
All other (3)
Due within 1 year	$4,055	$4,072	$2,162	$2,164
After 1 but within 5 years	9,843	9,928	17,838	17,947
After 5 but within 10 years	3,009	3,160	2,610	2,714
After 10 years (2)	4,821	4,783	3,840	3,812
Total	$21,728	$21,943	$26,450	$26,637
Total debt securities AFS	$255,656	$257,019	$269,073	$268,119

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.
(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)	Includes corporate, asset-backed and other debt securities.

The following table presents interest and dividends on investments:

In millions of dollars	2011	2010	2009
Taxable interest	$7,441	$10,160	$11,970
Interest exempt from U.S. federal income tax	562	523	627
Dividends	317	321	285
Total interest and dividends	$8,320	$11,004	$12,882

The following table presents realized gains and losses on all investments. The gross realized investment losses exclude losses from other-than-temporary impairment:

In millions of dollars	2011	2010	2009
Gross realized investment gains	$2,498	$2,873	$2,090
Gross realized investment losses	(501)	(462)	(94)
Net realized gains (losses)	$1,997	$2,411	$1,996

During 2010 and 2011, the Company sold several corporate debt securities and various mortgage-backed and asset-backed securities that were classified as held-to-maturity. These sales were in response to a significant deterioration in the creditworthiness of the issuers or securities. The corporate debt securities sold during 2010 had a carrying value of $413 million and the Company recorded a realized loss of $49 million. The mortgage-backed and asset-backed securities sold during 2011 had a carrying value of $1,612 million and the Company recorded a realized loss of $299 million.

Debt Securities Held-to-Maturity
The carrying value and fair value of debt securities held-to-maturity (HTM) at December 31, 2011 and December 31, 2010 were as follows:

			Net unrealized
			loss			Gross	Gross
	Amortized		recognized in	Carrying		unrealized	unrealized	Fair
In millions of dollars	cost	(1)	AOCI	value	(2)	gains	losses	value
December 31, 2011
Debt securities held-to-maturity
Mortgage-backed securities (3)
Prime	$360		$73	$287		$21	$20	$288
Alt-A	4,732		1,404	3,328		20	319	3,029
Subprime	383		47	336		1	71	266
Non-U.S. residential	3,487		520	2,967		59	290	2,736
Commercial	513		1	512		4	52	464
Total mortgage-backed securities	$9,475		$2,045	$7,430		$105	$752	$6,783
State and municipal	$1,422		$95	$1,327		$68	$72	$1,323
Corporate	1,862		113	1,749		—	254	1,495
Asset-backed securities (3)	1,000		23	977		9	87	899
Total debt securities held-to-maturity	$13,759		$2,276	$11,483		$182	$1,165	$10,500
December 31, 2010
Debt securities held-to-maturity
Mortgage-backed securities (3)
Prime	$4,748		$794	$3,954		$379	$11	$4,322
Alt-A	11,816		3,008	8,808		536	166	9,178
Subprime	708		75	633		9	72	570
Non-U.S. residential	5,010		793	4,217		259	72	4,404
Commercial	908		21	887		18	96	809
Total mortgage-backed securities	$23,190		$4,691	$18,499		$1,201	$417	$19,283
State and municipal	$2,523		$127	$2,396		$11	$104	$2,303
Corporate	6,569		145	6,424		447	267	6,604
Asset-backed securities (3)	1,855		67	1,788		57	54	1,791
Total debt securities held-to-maturity	$34,137		$5,030	$29,107		$1,716	$842	$29,981

(1)	For securities transferred to HTM from Trading account assets in 2008, amortized cost is defined as the fair value of the securities at the date of transfer plus any accretion income and less any impairments recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS in 2008, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less any impairment recognized in earnings.
(2)	HTM securities are carried on the Consolidated Balance Sheet at amortized cost less any unrealized gains and losses recognized in AOCI. The changes in the values of these securities are not reported in the financial statements, except for other-than-temporary impairments. For HTM securities, only the credit loss component of the impairment is recognized in earnings, while the remainder of the impairment is recognized in AOCI.
(3)	The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 22 to the Consolidated Financial Statements.

     The Company has the positive intent and ability to hold these securities to maturity absent any unforeseen further significant changes in circumstances, including deterioration in credit or with regard to regulatory capital requirements.
     The net unrealized losses classified in AOCI relate to debt securities reclassified from AFS investments to HTM investments in a prior year. Additionally, for HTM securities that have suffered credit impairment, declines in fair value for reasons other than credit losses are recorded in AOCI. The AOCI balance was $2.3 billion as of December 31, 2011, compared to $5.0 billion as of December 31, 2010. The AOCI balance for HTM securities is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.
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

     Citigroup reclassified and sold the securities as part of its overall efforts to mitigate its risk-weighted assets (RWA) in order to comply with significant new regulatory capital requirements which, although not yet implemented or formally adopted, are nonetheless currently being used to assess the forecasted capital adequacy of the Company and other large U.S. banking organizations. These regulatory capital changes, which were largely unforeseen when the Company initially reclassified the debt securities from Trading account assets and Investments available-for-sale to Investments held-to-maturity in the fourth quarter of 2008 (see note 1 to the table below), include: (i) the U.S. Basel II credit and operational risk capital standards; (ii) the Basel Committee’s agreed-upon, and the U.S.-proposed, revisions to the market risk capital rules, which significantly increased the risk weightings for certain trading book positions; (iii) the Basel Committee’s substantial issuance of Basel III, which raised the quantity and quality of required regulatory capital and materially increased RWA for securitization exposures; and (iv) certain regulatory capital-related provisions in The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Through December 31, 2011, the Company has sold substantially all of the $12.7 billion of HTM securities that were reclassified to Trading account assets in the first quarter of 2011. The carrying value and fair value of debt securities at the date of reclassification or sale were as follows:

			Net unrealized
			loss
	Amortized		recognized in	Carrying		Gross	Gross	Fair
In millions of dollars	cost	(2)	AOCI	value	(3)	gains	losses	value
Held-to-maturity debt securities transferred
to Trading account assets or sold (1)
Mortgage-backed securities
Prime	$3,410		$528	$2,882		$131	$131	$2,882
Alt-A	5,357		896	4,461		605	188	4,878
Subprime	240		7	233		5	36	202
Non-U.S. residential	317		75	242		76	2	316
Commercial	117		18	99		22	—	121
Total mortgage-backed securities	$9,441		$1,524	$7,917		$839	$357	$8,399
State and municipal	$900		$8	$892		$68	$7	$953
Corporate	3,569		115	3,454		396	41	3,809
Asset-backed securities	456		9	447		50	2	495
Total held-to-maturity debt securities transferred
to Trading account assets or sold (1)	$14,366		$1,656	$12,710		$1,353	$407	$13,656

(1)	During the fourth quarter of 2008, $6.647 billion and $6.063 billion carrying value of these debt securities were transferred from Trading account assets and Investments available-for-sale to Investments held-to-maturity, respectively. The transfer of these debt securities from Trading account assets was in response to the significant deterioration in market conditions, which was especially acute during the fourth quarter of 2008.
(2)	For securities transferred to held-to-maturity from Trading account assets in 2008, amortized cost is defined as the fair value amount of the securities at the date of transfer plus any accretion income and less any impairments recognized in earnings subsequent to transfer. For securities transferred to held-to-maturity from available-for-sale in 2008, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less any impairment recognized in earnings.
(3)	Held-to-maturity securities are carried on the Consolidated Balance Sheet at amortized cost and the changes in the value of these securities other than impairment charges are not reported in the financial statements.

     The table below shows the fair value of debt securities in HTM that have been in an unrecognized loss position for less than 12 months or for 12 months or longer as of December 31, 2011 and December 31, 2010:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	unrecognized	Fair	unrecognized	Fair	unrecognized
In millions of dollars	value	losses	value	losses	value	losses
December 31, 2011
Debt securities held-to-maturity
Mortgage-backed securities	$735	$63	$4,827	$689	$5,562	$752
State and municipal	—	—	682	72	682	72
Corporate	—	—	1,427	254	1,427	254
Asset-backed securities	480	71	306	16	786	87
Total debt securities held-to-maturity	$1,215	$134	$7,242	$1,031	$8,457	$1,165
December 31, 2010
Debt securities held-to-maturity
Mortgage-backed securities	$339	$30	$14,410	$387	$14,749	$417
State and municipal	24	—	1,273	104	1,297	104
Corporate	1,584	143	1,579	124	3,163	267
Asset-backed securities	159	11	494	43	653	54
Total debt securities held-to-maturity	$2,106	$184	$17,756	$658	$19,862	$842

     Excluded from the gross unrecognized losses presented in the above table are the $2.3 billion and $5.0 billion of gross unrealized losses recorded in AOCI as of December 31, 2011 and December 31, 2010, respectively, mainly related to the HTM securities that were reclassified from AFS investments.

Virtually all of these unrecognized losses relate to securities that have been in a loss position for 12 months or longer at both December 31, 2011 and December 31, 2010.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$21	$23
After 1 but within 5 years	275	239	321	309
After 5 but within 10 years	238	224	493	434
After 10 years (1)	6,917	6,320	17,664	18,517
Total	$7,430	$6,783	$18,499	$19,283
State and municipal
Due within 1 year	$4	$4	$12	$12
After 1 but within 5 years	43	46	55	55
After 5 but within 10 years	31	30	86	85
After 10 years (1)	1,249	1,243	2,243	2,151
Total	$1,327	$1,323	$2,396	$2,303
All other (2)
Due within 1 year	$21	$21	$351	$357
After 1 but within 5 years	470	438	1,344	1,621
After 5 but within 10 years	1,404	1,182	4,885	4,765
After 10 years (1)	831	753	1,632	1,652
Total	$2,726	$2,394	$8,212	$8,395
Total debt securities held-to-maturity	$11,483	$10,500	$29,107	$29,981

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(2)	Includes corporate and asset-backed securities.

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
     Regardless of the classification of the securities as AFS or HTM, the Company has assessed each position with an unrealized loss for OTTI. Factors considered in determining whether a loss is temporary include:

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

     For equity securities, management considers the various factors described above, including its intent and ability to hold the equity security for a period of time sufficient for recovery to cost or whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its cost basis. Where management lacks that intent or ability, the security’s decline in fair value is deemed to be other-than-temporary and is recorded in earnings. AFS equity securities deemed other-than-temporarily impaired are written down to fair value, with the full difference between fair value and cost recognized in earnings.
     Management assesses equity method investments with fair value less than carrying value for OTTI. Fair value is measured as price multiplied by quantity if the investee has publicly listed securities. If the investee is not publicly listed, other methods are used (see Note 25 to the Consolidated Financial Statements).
     For impaired equity method investments that Citi plans to sell prior to recovery of value, or would likely be required to sell and there is no expectation that the fair value will recover prior to the expected sale date, the full impairment is recognized in the Consolidated Statement of Income as OTTI regardless of severity and duration. The measurement of the OTTI does not include partial projected recoveries subsequent to the balance sheet date.
     For impaired equity method investments that management does not plan to sell prior to recovery of value and is not likely to be required to sell, the evaluation of whether an impairment is other than temporary is based on (i) whether and when an equity method investment will recover in value and (ii) whether the investor has the intent and ability to hold that investment for a period of time sufficient to recover the value. The determination of whether the impairment is considered other-than-temporary is based on all of the following indicators, regardless of the time and extent of impairment:

  Cause of the impairment and the financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer.
  Intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
  Length of time and extent to which fair value has been less than the carrying value.

     At December 31, 2011, Citi had several equity method investments that had temporary impairment, including its investments in Akbank and the Morgan Stanley Smith Barney joint venture (MSSB), each as discussed further below. As of December 31, 2011, management does not plan to sell those investments prior to recovery of value and it is not more likely than not that Citi will be required to sell those investments prior to recovery in value.
     Excluding the impact of foreign currency translation and related hedges, the fair value of Citi’s equity method investment in Akbank had exceeded its carrying value. During the fourth quarter of 2011, however, the fair value of Citi’s equity method investment in Akbank declined, resulting in a temporary impairment. During 2012 to date, Akbank’s share price has recovered significantly, and as of February 23, 2012, the temporary impairment was approximately $0.2 billion. As of

December 31, 2011 and February 23, 2012, foreign currency translation and related hedges on this equity method investment totaled an additional cumulative pretax loss of approximately $0.9 billion.
     Regarding Citi’s equity method investment in MSSB, Citi has evaluated this investment for OTTI based on the qualitative and quantitative measures discussed herein (see also Note 25 to the Consolidated Financial Statements). As of December 31, 2011, Citi’s carrying value of this equity method investment was approximately $10 billion.  Based on the midpoint of the current range of estimated values, analysis indicates that a temporary impairment may exist; however, based on this analysis, the potential temporary impairment was not material.
     For debt securities that are not deemed to be credit impaired, management assesses whether it intends to sell or whether it is more-likely-than-not that it would be required to sell the investment before the expected recovery of the amortized cost basis. In most cases, management has asserted that it has no intent to sell and that it believes it is not likely to be required to sell the investment before recovery of its amortized cost basis. Where such an assertion cannot be made, the security’s decline in fair value is deemed to be other than temporary and is recorded in earnings.
     For debt securities, a critical component of the evaluation for OTTI is the identification of credit impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. For securities purchased and classified as AFS with the expectation of receiving full principal and interest cash flows as of the date of purchase, this analysis considers the likelihood of receiving all contractual principal and interest. For securities reclassified out of the trading category in the fourth quarter of 2008, the analysis considers the likelihood of receiving the expected principal and interest cash flows anticipated as of the date of reclassification in the fourth quarter of 2008. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis have been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company’s process for identifying credit-related impairments in security types with the most significant unrealized losses as of December 31, 2011.

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
     The key assumptions for mortgage-backed securities as of December 31, 2011 are in the table below:

December 31, 2011
Prepayment rate (1)	1%–8% CRR
Loss severity (2)	45%–95%

(1)	Conditional Repayment Rate (CRR) represents the annualized expected rate of voluntary prepayment of principal for mortgage-backed securities over a certain period of time.
(2)	Loss severity rates are estimated considering collateral characteristics and generally range from 45%–60% for prime bonds, 50%–95% for Alt-A bonds and 65%–90% for subprime bonds.

     The valuation as of December 31, 2011 assumes that U.S. housing prices will decrease 4% in 2012, decrease 1% in 2013, remain flat in 2014 and increase 3% per year from 2015 onwards, while unemployment is 8.9% for 2012.
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

State and municipal securities
Citigroup’s AFS state and municipal bonds consist mainly of bonds that are financed through Tender Option Bond programs or were previously financed in this program. The process for identifying credit impairments for these bonds is largely based on third-party credit ratings. Individual bond positions are required to meet minimum ratings requirements, which vary based on the sector of the bond issuer.
     Citigroup monitors the bond issuer and insurer ratings on a daily basis. The average portfolio rating, ignoring any insurance, is Aa3/AA-. In the event of a downgrade of the bond below Aa3/AA-, the subject bond is specifically reviewed for potential shortfall in contractual principal and interest. The remainder of Citigroup’s AFS and HTM state and municipal bonds are specifically reviewed for credit impairment based on instrument-specific estimates of cash flows, probability of default and loss given default.
     For impaired AFS state and municipal bonds that Citi plans to sell, or would likely be required to sell and there is no expectation that the fair value will recover prior to the expected sale date, the full impairment is recognized in earnings.

Recognition and Measurement of OTTI
The following table presents the total OTTI recognized in earnings for the year ended December 31, 2011:

OTTI on Investments	Year ended December 31, 2011
In millions of dollars	AFS	HTM	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the year ended December 31, 2011	$81	$662	$743
Less: portion of OTTI loss recognized in AOCI (before taxes)	49	110	159
Net impairment losses recognized in earnings for securities that the Company does not intend
to sell nor will likely be required to sell	$32	$552	$584
OTTI losses recognized in earnings for securities that the Company intends to sell
or more-likely-than-not will be required to sell before recovery	283	1,387	1,670
Total impairment losses recognized in earnings	$315	$1,939	$2,254

The following is a 12 month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of December 31, 2011 that the Company does not intend to sell nor will likely be required to sell:

	Cumulative OTTI credit losses recognized in earnings
			Credit impairments
		Credit impairments	recognized in	Reductions due to
		recognized in	earnings on	credit-impaired
		earnings on	securities that have	securities sold,
	December 31, 2010	securities not	been previously	transferred or	December 31, 2011
In millions of dollars	balance	previously impaired	impaired	matured	balance
AFS debt securities
Mortgage-backed securities
Prime	$292	$—	$—	$—	$292
Alt-A	2	—	—	—	2
Commercial real estate	2	—	—	—	2
Total mortgage-backed securities	$296	$—	$—	$—	$296
State and municipal securities	3	—	—	—	3
U.S. Treasury securities	48	19	—	—	67
Foreign government securities	159	5	4	—	168
Corporate	154	1	3	(7)	151
Asset-backed securities	10	—	—	—	10
Other debt securities	52	—	—	—	52
Total OTTI credit losses recognized for
AFS debt securities	$722	$25	$7	$(7)	$747
HTM debt securities
Mortgage-backed securities
Prime	$308	$—	$2	$(226)	$84
Alt-A	3,149	100	378	(1,409)	2,218
Subprime	232	2	24	(6)	252
Non-U.S. residential	96	—	—	—	96
Commercial real estate	10	—	—	—	10
Total mortgage-backed securities	$3,795	$102	$404	$(1,641)	$2,660
State and municipal securities	7	2	—	—	9
Corporate	351	40	—	—	391
Asset-backed securities	113	—	—	—	113
Other debt securities	5	3	1	—	9
Total OTTI credit losses recognized for
HTM debt securities	$4,271	$147	$405	$(1,641)	$3,182

Investments in Alternative Investment Funds that Calculate Net Asset Value per Share
The Company holds investments in certain alternative investment funds that calculate net asset value (NAV) per share, including hedge funds, private equity funds, funds of funds and real estate funds. The Company’s investments include co-investments in funds that are managed by the

Company and investments in funds that are managed by third parties. Investments in funds are generally classified as non-marketable equity securities carried at fair value.
     The fair values of these investments are estimated using the NAV per share of the Company’s ownership interest in the funds, where it is not probable that the Company will sell an investment at a price other than NAV.

				Redemption frequency
	Fair			(if currently eligible)
In millions of dollars at December 31, 2011	value		Unfunded commitments	monthly, quarterly, annually	Redemption notice period
Hedge funds	$898		$—		10–95 days
Private equity funds (1)(2)(3)	958		441	—	—
Real estate funds (3)(4)	319		198	—	—
Total	$2,175	(5)	$639	—	—

(1)	Includes investments in private equity funds carried at cost with a carrying value of $10 million.
(2)	Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.
(3)	This category includes several real estate funds that invest primarily in commercial real estate in the U.S., Europe and Asia.
(4)	With respect to the Company’s investments that it holds in private equity funds and real estate funds, distributions from each fund will be received as the underlying assets held by these funds are liquidated. It is estimated that the underlying assets of these funds will be liquidated over a period of several years as market conditions allow. While certain investments within the portfolio may be sold, no specific assets have been identified for sale. Because it is not probable that any individual investment will be sold, the fair value of each individual investment has been estimated using the NAV of the Company’s ownership interest in the partners’ capital. Private equity and real estate funds do not allow redemption of investments by their investors. Investors are permitted to sell or transfer their investments, subject to the approval of the general partner or investment manager of these funds, which generally may not be unreasonably withheld.
(5)	Included in the total fair value of investments above is $0.6 billion of fund assets that are valued using NAVs provided by third-party asset managers. Amounts exclude investments in funds that are consolidated by Citi.

     Under The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the Company will be required to limit its investments in and arrangements with “private equity funds” and “hedge funds” as defined under the statute and impending regulations. Citi does not believe the implementation of the fund provisions of the Dodd-Frank Act will have a material negative impact on its overall results of operations.

16. LOANS

Citigroup loans are reported in two categories—Consumer and Corporate. These categories are classified primarily according to the segment and subsegment that manages the loans.

Consumer Loans
Consumer loans represent loans and leases managed primarily by the Global Consumer Banking and Local Consumer Lending businesses. The following table provides information by loan type:

In millions of dollars	Dec. 31, 2011	Dec. 31, 2010
Consumer loans
In U.S. offices
Mortgage and real estate (1)	$139,177	$151,469
Installment, revolving credit, and other	15,616	28,291
Cards	117,908	122,384
Commercial and industrial	4,766	5,021
Lease financing	1	2
	$277,468	$307,167
In offices outside the U.S.
Mortgage and real estate (1)	$52,052	$52,175
Installment, revolving credit, and other	34,613	38,024
Cards	38,926	40,948
Commercial and industrial	20,366	16,684
Lease financing	711	665
	$146,668	$148,496
Total Consumer loans	$424,136	$455,663
Net unearned income (loss)	(405)	69

Consumer loans, net of unearned income	$423,731	$455,732

(1)	Loans secured primarily by real estate.

     During the year ended December 31, 2011, the Company sold and/or reclassified (to held-for-sale) $21 billion of Consumer loans. The Company did not have significant purchases of Consumer loans during the 12 months ended December 31, 2011.
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
     Credit quality indicators that are actively monitored include delinquency status, consumer credit scores (FICO), and loan to value (LTV) ratios, each as discussed in more detail below.

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

The following tables provide details on Citigroup’s Consumer loan delinquency and non-accrual loans as of December 31, 2011 and December 31, 2010:

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2011

							Past due
	Total		30–89 days		≥ 90 days		Government		Total		Total	90 days past due
In millions of dollars	current	(1)(2)	past due	(3)	past due	(3)	guaranteed	(4)	loans	(2)	non-accrual	and accruing
In North America offices
Residential first mortgages	$80,929		$3,550		$4,273		$6,686		$95,438		$4,328	$5,054
Home equity loans (5)	41,579		868		1,028		—		43,475		988	—
Credit cards	114,022		2,344		2,058		—		118,424		—	2,058
Installment and other	15,215		340		222		—		15,777		438	10
Commercial market loans	6,643		15		207		—		6,865		220	14
Total	$258,388		$7,117		$7,788		$6,686		$279,979		$5,974	$7,136
In offices outside North America
Residential first mortgages	$43,310		$566		$482		$—		$44,358		$744	$—
Home equity loans (5)	6		—		2		—		8		2	—
Credit cards	38,289		930		785		—		40,004		496	490
Installment and other	26,300		528		197		—		27,025		258	—
Commercial market loans	30,882		79		127		—		31,088		401	—
Total	$138,787		$2,103		$1,593		$—		$142,483		$1,901	$490
Total GCB and LCL	$397,175		$9,220		$9,381		$6,686		$422,462		$7,875	$7,626
Special Asset Pool (SAP)	1,193		29		47		—		1,269		115	—
Total Citigroup	$398,368		$9,249		$9,428		$6,686		$423,731		$7,990	$7,626
(1)	Loans less than 30 days past due are presented as current.
(2)	Includes $1.3 billion of residential first mortgages recorded at fair value.
(3)	Excludes loans guaranteed by U.S. government agencies.
(4)	Consists of residential first mortgages that are guaranteed by U.S. government agencies that are 30-89 days past due of $1.6 billion and ≥ 90 days past due of $5.1 billion.
(5)	Fixed rate home equity loans and loans extended under home equity lines of credit which are typically in junior lien positions.

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2010

							Past due
	Total		30–89 days		≥ 90 days		Government		Total		Total	90 days past due
In millions of dollars	current	(1)(2)	past due	(3)	past due	(3)	guaranteed	(4)	loans	(2)(6)	non-accrual	and accruing
In North America offices
Residential first mortgages	$84,284		$4,304		$5,698		$7,003		$101,289		$5,873	$5,405
Home equity loans (5)	45,655		1,197		1,317		—		48,169		1,293	—
Credit cards	117,571		3,224		3,198		—		123,993		—	3,198
Installment and other	25,723		1,531		1,129		—		28,383		739	353
Commercial market loans	9,358		43		42		—		9,443		539	—
Total	$282,591		$10,299		$11,384		$7,003		$311,277		$8,444	$8,956
In offices outside North America
Residential first mortgages	$41,451		$618		$526		$—		$42,595		$729	$—
Home equity loans (5)	8		—		1		—		9		1	—
Credit cards	40,805		1,117		974		—		42,896		565	409
Installment and other	28,047		814		289		—		29,150		508	41
Commercial market loans	28,899		101		143		—		29,143		409	1
Total	$139,210		$2,650		$1,933		$—		$143,793		$2,212	$451
Total GCB and LCL	$421,801		$12,949		$13,317		$7,003		$455,070		$10,656	$9,407

(1)	Loans less than 30 days past due are presented as current.
(2)	Includes $1.7 billion of residential first mortgages recorded at fair value.
(3)	Excludes loans guaranteed by U.S. government agencies.
(4)	Consists of residential first mortgages that are guaranteed by U.S. government agencies that are 30-89 days past due of $1.6 billion and ≥ 90 days past due of $5.4 billion.
(5)	Fixed rate home equity loans and loans extended under home equity lines of credit which are typically in junior lien positions.
(6)	The above information for December 31, 2010 was not available for SAP.

Consumer Credit Scores (FICO)
In the U.S., independent credit agencies rate an individual’s risk for assuming debt based on the individual’s credit history and assign every consumer a credit score. These scores are often called “FICO scores” because most credit bureau scores used in the U.S. are produced from software developed by Fair Isaac Corporation. Scores range from a high of 900 (which indicates high credit quality) to 300. These scores are continually updated by the agencies based upon an individual’s credit actions (e.g., taking out a loan or missed or late payments).
     The following table provides details on the FICO scores attributable to Citi’s U.S. Consumer loan portfolio as of December 31, 2011 and December 31, 2010 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis.
     During the first quarter of 2011, the cards businesses (Citi-branded and retail partner cards) in the U.S. began using a more updated FICO model version to score customer accounts for substantially all of their loans. The change was made to incorporate a more recent version of FICO in order to improve the predictive strength of the score and to enhance Citi’s ability to manage risk. In the first quarter, this change resulted in an increase in the percentage of balances with FICO scores equal to or greater than 660 and conversely lowered the percentage of balances with FICO scores lower than 620.

FICO score distribution in U.S. portfolio (1)(2)	December 31, 2011
			Equal to or
	Less than	≥ 620 but less	greater
In millions of dollars	620	than 660	than 660
Residential first mortgages	$20,370	$8,815	$52,839
Home equity loans	6,385	3,596	31,389
Credit cards	9,621	10,905	93,234
Installment and other	3,789	2,858	6,704
Total	$40,165	$26,174	$184,166

(1)	Excludes loans guaranteed by U.S. government agencies, loans subject to LTSCs with U.S. government-sponsored agencies and loans recorded at fair value.
(2)	Excludes balances where FICO was not available. Such amounts are not material.

FICO score distribution in
U.S. portfolio (1)(2)	December 31, 2010
			Equal to or
	Less than	≥ 620 but less	greater
In millions of dollars	620	than 660	than 660
Residential first mortgages	$24,659	$9,103	$50,587
Home equity loans	8,171	3,639	35,640
Credit cards	18,341	12,592	88,332
Installment and other	11,320	3,760	10,743
Total	$62,491	$29,094	$185,302

(1)	Excludes loans guaranteed by U.S. government agencies, loans subject to LTSCs with U.S. government-sponsored agencies and loans recorded at fair value.
(2)	Excludes balances where FICO was not available. Such amounts are not material.

Loan to Value Ratios (LTV)
Loan to value (LTV) ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.
     The following tables provide details on the LTV ratios attributable to Citi’s U.S. Consumer mortgage portfolios as of December 31, 2011 and December 31, 2010. LTV ratios are updated monthly using the most recent Core Logic HPI data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available; otherwise, at the state level. The remainder of the portfolio is updated in a similar manner using the Office of Federal Housing Enterprise Oversight indices.

LTV distribution in U.S. portfolio (1)(2)	December 31, 2011
		> 80% but less	Greater
	Less than or	than or equal to	than
In millions of dollars	equal to 80%	100%	100%
Residential first mortgages	$36,422	$21,146	$24,425
Home equity loans	12,724	10,232	18,226
Total	$49,146	$31,378	$42,651

(1)	Excludes loans guaranteed by U.S. government agencies, loans subject to LTSCs with U.S. government-sponsored agencies and loans recorded at fair value.
(2)	Excludes balances where LTV was not available. Such amounts are not material.

LTV distribution in U.S. portfolio (1)(2)	December 31, 2010
		> 80% but less	Greater
	Less than or	than or equal to	than
In millions of dollars	equal to 80%	100%	100%
Residential first mortgages	$32,360	$25,304	$26,596
Home equity loans	14,387	12,347	20,469
Total	$46,747	$37,651	$47,065

(1)	Excludes loans guaranteed by U.S. government agencies, loans subject to LTSCs with U.S. government-sponsored agencies and loans recorded at fair value.
(2)	Excludes balances where LTV was not available. Such amounts are not material.

Impaired Consumer Loans
Impaired loans are those for which Citigroup believes it is probable that it will not collect all amounts due according to the original contractual terms of the loan. Impaired Consumer loans include non-accrual commercial market loans as well as smaller-balance homogeneous loans whose terms have been modified due to the borrower’s financial difficulties and Citigroup has granted a concession to the borrower. These modifications may include interest rate reductions and/or principal forgiveness. Impaired Consumer loans exclude smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis. In addition, Impaired Consumer loans exclude substantially all loans modified pursuant to Citi’s short-term modification programs (i.e., for periods of 12 months or less) that were modified prior to January 1, 2011. At December 31, 2011, loans included in these short-term programs amounted to approximately $3 billion.

Effective in the third quarter of 2011, as a result of adopting ASU 2011-02, certain loans modified under short-term programs since January 1, 2011 that were previously measured for impairment under ASC 450 are now measured for impairment under ASC 310-10-35. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables previously measured under ASC 450 was $1,170 million and the allowance for credit losses associated with those loans was $467 million. See Note 1 to the Consolidated Financial Statements for a discussion of this change.

The following tables present information about total impaired Consumer loans at and for the periods ending December 31, 2011 and December 31, 2010, respectively:

Impaired Consumer Loans

	At and for the period ended December 31, 2011
	Recorded		Unpaid	Related specific		Average		Interest income
In millions of dollars	investment	(1)(2)	principal balance	allowance	(3)	carrying value	(4)	recognized	(5)(6)
Mortgage and real estate
Residential first mortgages	$19,616		$20,803	$3,404		$18,642		$888
Home equity loans	1,771		1,823	1,252		1,680		72
Credit cards	6,695		6,743	3,122		6,542		387
Installment and other
Individual installment and other	2,264		2,267	1,032		2,644		343
Commercial market loans	517		782	75		572		21
Total (7)	$30,863		$32,418	$8,885		$30,080		$1,711

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.
(2)	$858 million of residential first mortgages, $16 million of home equity loans and $182 million of commercial market loans do not have a specific allowance.
(3)	Included in the Allowance for loan losses.
(4)	Average carrying value represents the average recorded investment ending balance for last four quarters and does not include related specific allowance.
(5)	Includes amounts recognized on both an accrual and cash basis.
(6)	Cash interest receipts on smaller-balance homogeneous loans are generally recorded as revenue. The interest recognition policy for commercial market loans is identical to that for Corporate loans, as described below.
(7)	Prior to 2008, the Company’s financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers’ financial difficulties and it was determined that a concession was granted to the borrower. Smaller-balance consumer loans modified since January 1, 2008 amounted to $30.3 billion at December 31, 2011. However, information derived from Citi’s risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $31.5 billion at December 31, 2011.

	At and for the period ended December 31, 2010
	Recorded		Unpaid	Related specific		Average		Interest income
In millions of dollars	investment	(1)(2)	principal balance	allowance	(3)	carrying value	(4)	recognized	(5)(6)
Mortgage and real estate
Residential first mortgages	$16,225		$17,287	$2,783		$13,606		$862
Home equity loans	1,205		1,256	393		1,010		40
Credit cards	5,906		5,906	3,237		5,314		131
Installment and other
Individual installment and other	3,286		3,348	1,177		3,627		393
Commercial market loans	696		934	145		909		26
Total (7)	$27,318		$28,731	$7,735		$24,466		$1,452

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.
(2)	$1,050 million of residential first mortgages, $6 million of home equity loans and $323 million of commercial market loans do not have a specific allowance.
(3)	Included in the Allowance for loan losses.
(4)	Average carrying value represents the average recorded investment ending balances for the prior four quarters and does not include related specific allowance.
(5)	Includes amounts recognized on both an accrual and cash basis.
(6)	Cash interest receipts on smaller-balance homogeneous loans are generally recorded as revenue. The interest recognition policy for commercial market loans is identical to that for Corporate loans, as described below.
(7)	Prior to 2008, the Company’s financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers’ financial difficulties and it was determined that a concession was granted to the borrower. Smaller-balance consumer loans modified since January 1, 2008 amounted to $26.6 billion at December 31, 2010. However, information derived from Citi’s risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $28.2 billion at December 31, 2010.

Consumer Troubled Debt Restructurings
The following table provides details on TDR activity and default information as of and for the year ended December 31, 2011:

							Contingent			Average
In millions of dollars except	Number of	Pre-modification	Post-modification		Deferred		principal		Principal	interest rate
number of loans modified	loans modified	recorded investment	recorded investment	(1)	principal	(2)	forgiveness	(3)	forgiveness	reduction
North America
Residential first mortgages	31,608	$4,999	$5,284		$110		$50		$—	2%
Home equity loans	16,077	840	872		22		1		—	4
Credit cards	611,715	3,560	3,554		—		—		—	19
Installment and other revolving	86,462	645	641		—		—		—	4
Commercial markets (4)	579	55	—		—		—		1	—
Total	746,441	$10,099	$10,351		$132		$51		$1
International
Residential first mortgages	4,888	$241	$235		$—		$—		$6	1%
Home equity loans	61	4	4		—		—		—	—
Credit cards	225,149	609	600		—		—		2	24
Installment and other revolving	97,827	487	468		—		—		9	13
Commercial markets (4)	55	167	—		—		—		1	—
Total	327,980	$1,508	$1,307		$—		$—		$18

(1)	Post-modification balances include past due amounts that are capitalized at modification date.
(2)	Represents portion of loan principal that is non-interest bearing but still due from borrower.
(3)	Represents portion of loan principal that is non-interest bearing and, depending upon borrower performance, eligible for forgiveness.
(4)	Commercial markets loans are generally borrower-specific modifications and incorporate changes in the amount and/or timing of principal and/or interest.

The following table presents loans that defaulted during 2011 and for which the payment default occurred within one year of the modification.

	Year ended
In millions of dollars	December 31, 2011	(1)
North America
Residential first mortgages	$1,932
Home equity loans	105
Credit cards	1,307
Installment and other revolving	103
Commercial markets (1)	3
Total	$3,450
International
Residential first mortgages	$103
Home equity loans	2
Credit cards	359
Installment and other revolving	250
Commercial markets (1)	14
Total	$728

(1)	Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

Corporate Loans
Corporate loans represent loans and leases managed by ICG or the SAP. The following table presents information by Corporate loan type as of December 31, 2011 and December 31, 2010:

	Dec. 31,	Dec. 31,
In millions of dollars	2011	2010
Corporate
In U.S. offices
Commercial and industrial	$21,667	$14,334
Loans to financial institutions	33,265	29,813
Mortgage and real estate (1)	20,698	19,693
Installment, revolving credit and other	15,011	12,640
Lease financing	1,270	1,413
	$91,911	$77,893
In offices outside the U.S.
Commercial and industrial	$79,373	$71,618
Installment, revolving credit and other	14,114	11,829
Mortgage and real estate (1)	6,885	5,899
Loans to financial institutions	29,794	22,620
Lease financing	568	531
Governments and official institutions	1,576	3,644
	$132,310	$116,141
Total Corporate loans	$224,221	$194,034
Net unearned income (loss)	(710)	(972)
Corporate loans, net of unearned income	$223,511	$193,062

(1)	Loans secured primarily by real estate.

     For the year ended December 31, 2011, the Company sold and/or reclassified (to held-for-sale) $6.4 billion of held-for-investment Corporate loans. The Company did not have significant purchases of loans classified as held-for-investment for the year ended December 31, 2011.
     Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired Corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While Corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by Corporate loan type as of December 31, 2011 and December 31, 2010:

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2011

	30–89 days		≥ 90 days
	past due		past due and		Total past due	Total		Total		Total
In millions of dollars	and accruing	(1)	accruing	(1)	and accruing	non-accrual	(2)	current	(3)	loans
Commercial and industrial	$93		$30		$123	$1,144		$98,577		$99,844
Financial institutions	0		2		2	779		60,762		61,543
Mortgage and real estate	224		125		349	1,029		26,107		27,485
Leases	3		11		14	13		1,811		1,838
Other	225		15		240	271		28,351		28,862
Loans at fair value										3,939
Total	$545		$183		$728	$3,236		$215,608		$223,511

(1)	Corporate loans that are greater than 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.
(2)	Citi generally does not manage Corporate loans on a delinquency basis. Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full that the payment of interest or principal is doubtful.
(3)	Corporate loans are past due when principal or interest is contractually due but unpaid. Loans less than 30 days past due are presented as current.

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2010

	30–89 days		≥ 90 days
	past due		past due and		Total past due	Total		Total		Total
In millions of dollars	and accruing	(1)	accruing	(1)	and accruing	non-accrual	(2)	current	(3)	loans
Commercial and industrial	$94		$39		$133	$5,135		$78,752		$84,020
Financial institutions	2		—		2	1,258		50,648		51,908
Mortgage and real estate	376		20		396	1,782		22,892		25,070
Leases	9		—		9	45		1,890		1,944
Other	100		52		152	400		26,941		27,493
Loans at fair value										2,627
Total	$581		$111		$692	$8,620		$181,123		$193,062

(1)	Corporate loans that are greater than 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.
(2)	Citi generally does not manage Corporate loans on a delinquency basis. Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful.
(3)	Corporate loans are past due when principal or interest is contractually due but unpaid. Loans less than 30 days past due are presented as current.

     Citigroup has established a risk management process to monitor, evaluate and manage the principal risks associated with its Corporate loan portfolio. As part of its risk management process, Citi assigns numeric risk ratings to its Corporate loan facilities based on quantitative and qualitative assessments of the obligor and facility. These risk ratings are reviewed at least annually or more often if material events related to the obligor or facility warrant. Factors considered in assigning the risk ratings include: financial condition of the obligor, qualitative assessment of management and strategy, amount and sources of repayment, amount and type of collateral and guarantee arrangements, amount and type of any contingencies associated with the obligor, and the obligor’s industry and geography.

     The obligor risk ratings are defined by ranges of default probabilities. The facility risk ratings are defined by ranges of loss norms, which are the product of the probability of default and the loss given default. The investment grade rating categories are similar to the category BBB-/Baa3 and above as defined by S&P and Moody’s. Loans classified according to the bank regulatory definitions as special mention, substandard and doubtful will have risk ratings within the non-investment grade categories.

Corporate Loans Credit Quality Indicators at
December 31, 2011 and December 31, 2010

Recorded investment in loans			(1)
	December 31,	December 31,
In millions of dollars	2011	2010
Investment grade (2)
Commercial and industrial	$67,528	$52,932
Financial institutions	53,482	47,310
Mortgage and real estate	10,068	8,119
Leases	1,161	1,204
Other	24,129	21,844
Total investment grade	$156,368	$131,409
Non-investment grade (2)
Accrual
Commercial and industrial	$31,172	$25,992
Financial institutions	7,282	3,412
Mortgage and real estate	3,672	3,329
Leases	664	695
Other	4,462	4,316
Non-accrual
Commercial and industrial	1,144	5,135
Financial institutions	779	1,258
Mortgage and real estate	1,029	1,782
Leases	13	45
Other	271	400
Total non-investment grade	$50,488	$46,364
Private Banking loans managed on a
delinquency basis (2)	$12,716	$12,662
Loans at fair value	3,939	2,627
Corporate loans, net of unearned income	$223,511	$193,062

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)	Held-for-investment loans accounted for on an amortized cost basis.

     Corporate loans and leases identified as impaired and placed on non-accrual status are written down to the extent that principal is judged to be uncollectible. Impaired collateral-dependent loans and leases, where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment, are written down to the lower of cost or collateral value, less cost to sell. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance, generally six months, in accordance with the contractual terms of the loan.

The following tables present non-accrual loan information by Corporate loan type at and for the years ended December 31, 2011, 2010 and 2009, respectively:

Non-Accrual Corporate Loans

	At and for the period ended December 31, 2011
	Recorded		Unpaid	Related specific	Average		Interest income
In millions of dollars	investment	(1)	principal balance	allowance	carrying value	(2)	recognized
Non-accrual Corporate loans
Commercial and industrial	$1,144		$1,538	$186	$1,448		$76
Loans to financial institutions	779		1,213	20	1,060		—
Mortgage and real estate	1,029		1,240	151	1,485		14
Lease financing	13		21	—	25		2
Other	271		476	63	416		17
Total non-accrual Corporate loans	$3,236		$4,488	$420	$4,434		$109

	At and for the period ended December 31, 2010
	Recorded		Unpaid	Related specific	Average		Interest income
In millions of dollars	investment	(1)	principal balance	allowance	carrying value	(3)	recognized
Non-accrual Corporate loans
Commercial and industrial	$5,135		$8,031	$843	$6,027		$28
Loans to financial institutions	1,258		1,835	259	883		1
Mortgage and real estate	1,782		2,328	369	2,474		7
Lease financing	45		71	—	55		4
Other	400		948	218	1,205		25
Total non-accrual Corporate loans	$8,620		$13,213	$1,689	$10,644		$65

At and for the period ended
	Dec. 31,
In millions of dollars	2009
Average carrying value (3)	$12,990
Interest income recognized	21

	December 31, 2011			December 31, 2010
	Recorded		Related specific	Recorded		Related specific
In millions of dollars	investment	(1)	allowance	investment	(1)	allowance
Non-accrual Corporate loans with valuation allowances
Commercial and industrial	$501		$186	$4,257		$843
Loans to financial institutions	68		20	818		259
Mortgage and real estate	540		151	1,008		369
Other	130		63	241		218
Total non-accrual Corporate loans with specific allowance	$1,239		$420	$6,324		$1,689
Non-accrual Corporate loans without specific allowance
Commercial and industrial	$643			$878
Loans to financial institutions	711			440
Mortgage and real estate	489			774
Lease financing	13			45
Other	141			159
Total non-accrual Corporate loans without specific allowance	$1,997		N/A	$2,296		N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.
(3)	Average carrying value does not include related specific allowance.
N/A	Not Applicable

Corporate Troubled Debt Restructurings
The following tables provide details on TDR activity and default information as of and for the 12-month period ended December 31, 2011.

The following table presents TDRs occurring during the 12-month period ended December 31, 2011.

						TDRs
		TDRs		TDRs		involving changes
		involving changes		involving changes		in the amount
		in the amount		in the amount		and/or timing of	Balance of	Net
	Carrying	and/or timing of		and/or timing of		both principal and	principal forgiven	P&L
In millions of dollars	Value	principal payments	(1)	interest payments	(2)	interest payments	or deferred	impact	(3)
Commercial and industrial	$126	$—		$16		$110	$—	$16
Loans to financial institutions	—	—		—		—	—	—
Mortgage and real estate	250	3		20		227	4	37
Other	74	—		67		7	—	—
Total	$450	$3		$103		$344	$4	$53

(1)	TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.
(2)	TDRs involving changes in the amount or timing of interest payments may involve a reduction in interest rate or a below-market interest rate.
(3)	Balances reflect charge-offs and reserves recorded during the 12 months ended December 31, 2011 on loans subject to a TDR during the period then ended.

     The following table presents total corporate loans modified in a troubled debt restructuring at December 31, 2011 as well as those TDRs that defaulted during 2011 and for which the payment default occurred within one year of the modification.

		TDR Loans
		in payment default	(1)
	TDR Balances at	Twelve Months Ended
In millions of dollars	December 31, 2011	December 31, 2011
Commercial and industrial	$429	$7
Loans to financial institutions	564	—
Mortgage and real estate	258	—
Other	85	—
Total Corporate Loans modified in TDRs	$1,336	$7

(1)	Payment default constitutes failure to pay principal or interest when due per the contractual terms of the loan.

Purchased Distressed Loans
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

     The carrying amount of the Company’s purchased distressed loan portfolio at December 31, 2011 was $443 million, net of an allowance of $68 million as of December 31, 2011.

The changes in the accretable yield, related allowance and carrying amount net of accretable yield for 2011 are as follows:

		Carrying
	Accretable	amount of loan
In millions of dollars	yield	receivable	Allowance
Balance at December 31, 2010	$116	$469	$77
Purchases (1)	—	328	—
Disposals/payments received	(122)	(235)	(24)
Accretion	(6)	6	—
Builds (reductions) to the allowance	12	—	16
Increase to expected cash flows	31	3	—
FX/other	(29)	(60)	(1)
Balance at December 31, 2011 (2)	$2	$511	$68

(1)	The balance reported in the column “Carrying amount of loan receivable” consists of $328 million of purchased loans accounted for under the level-yield method and $0 under the cost-recovery method. These balances represent the fair value of these loans at their acquisition date. The related total expected cash flows for the level-yield loans were $328 million at their acquisition dates.
(2)	The balance reported in the column “Carrying amount of loan receivable” consists of $435 million of loans accounted for under the level-yield method and $76 million accounted for under the cost-recovery method.

17. ALLOWANCE FOR CREDIT LOSSES

In millions of dollars	2011	2010	2009
Allowance for loan losses at beginning of year	$40,655	$36,033	$29,616
Gross credit losses	(23,164)	(34,491)	(32,784)
Gross recoveries	3,126	3,632	2,043
Net credit losses (NCLs)	$(20,038)	$(30,859)	$(30,741)
NCLs	$20,038	$30,859	$30,741
Net reserve builds (releases)	(8,434)	(6,523)	5,741
Net specific reserve builds	169	858	2,278
Total provision for credit losses	$11,773	$25,194	$38,760
Other, net (1)	(2,275)	10,287	(1,602)
Allowance for loan losses at end of year	$30,115	$40,655	$36,033
Allowance for credit losses on unfunded lending commitments at beginning of year (2)	$1,066	$1,157	$887
Provision for unfunded lending commitments	51	(117)	244
Allowance for credit losses on unfunded lending commitments at end of year (2)	$1,136	$1,066	$1,157
Total allowance for loans, leases, and unfunded lending commitments	$31,251	$41,721	$37,190

(1)	2011 primarily includes reductions of approximately $1.6 billion related to the sale or transfer to held-for-sale of various U.S. loan portfolios, approximately $240 million related to the sale of the Egg Banking PLC credit card business, approximately $72 million related to the transfer of the Citi Belgium business to held-for-sale and approximately $290 related to FX translation. 2010 primarily includes an addition of $13.4 billion related to the impact of consolidating entities in connection with Citi’s adoption of SFAS 166/167 (see Note 1 to the Consolidated Financial Statements) and reductions of approximately $2.7 billion related to the sale or transfer to held-for-sale of various U.S. loan portfolios and approximately $290 million related to the transfer of a U.K. first mortgage portfolio to held-for-sale. 2009 primarily includes reductions to the loan loss reserve of approximately $543 million related to securitizations, approximately $402 million related to the sale or transfers to held-for-sale of U.S. real estate lending loans, and $562 million related to the transfer of the U.K. cards portfolio to held-for-sale.
(2)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans at December 31, 2011

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of year	$5,249	$35,406	$40,655
Charge-offs	(2,000)	(21,164)	(23,164)
Recoveries	386	2,740	3,126
Replenishment. of net charge-offs	1,614	18,424	20,038
Net reserve releases	(1,083)	(7,351)	(8,434)
Net specific reserve builds (releases)	(1,270)	1,439	169
Other	(17)	(2,258)	(2,275)
Ending balance	$2,879	$27,236	$30,115
Allowance for loan losses
Determined in accordance with ASC 450-20	$2,408	$18,334	$20,742
Determined in accordance with ASC 310-10-35	420	8,885	9,305
Determined in accordance with ASC 310-30	51	17	68
Total allowance for loan losses	$2,879	$27,236	$30,115
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20	$215,387	$391,222	$606,609
Loans individually evaluated for impairment in accordance with ASC 310-10-35	3,994	30,863	34,857
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	191	320	511
Loans held at fair value	3,939	1,326	5,265
Total loans, net of unearned income	$223,511	$423,731	$647,242

Allowance for Credit Losses and Investment in Loans at December 31, 2010

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of year	$7,686	$28,347	$36,033
Charge-offs	(3,418)	(31,073)	(34,491)
Recoveries	994	2,638	3,632
Replenishment of net charge-offs	2,424	28,435	30,859
Net reserve releases	(1,627)	(4,896)	(6,523)
Net specific reserve builds (releases)	(722)	1,580	858
Other	(88)	10,375	10,287
Ending balance	$5,249	$35,406	$40,655
Allowance for loan losses
Determined in accordance with ASC 450-20	$3,510	$27,644	$31,154
Determined in accordance with ASC 310-10-35	1,689	7,735	9,424
Determined in accordance with ASC 310-30	50	27	77
Total allowance for loan losses	$5,249	$35,406	$40,655
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20	$181,052	$426,444	$607,496
Loans individually evaluated for impairment in accordance with ASC 310-10-35	9,139	27,318	36,457
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	244	225	469
Loans held at fair value	2,627	1,745	4,372
Total loans, net of unearned income	$193,062	$455,732	$648,794

18. GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill during 2011 and 2010 were as follows:

In millions of dollars
Balance at December 31, 2009	$25,392
Foreign exchange translation	685
Smaller acquisitions/divestitures, purchase accounting adjustments and other	75
Balance at December 31, 2010	$26,152
Foreign exchange translation	(636)
Smaller acquisitions/divestitures, purchase accounting adjustments and other	44
Discontinued operations	(147)
Balance at December 31, 2011	$25,413

The changes in Goodwill by segment during 2011 and 2010 were as follows:

	Global	Institutional
	Consumer	Clients		Corporate/
In millions of dollars	Banking	Group	Citi Holdings	Other	Total
Balance at December 31, 2009	$9,921	$10,689	$4,782	$—	$25,392
Goodwill acquired during 2010	$—	$—	$—	$—	$—
Goodwill disposed of during 2010	—	—	(102)	—	(102)
Other (1)	780	137	(55)	—	862
Balance at December 31, 2010	$10,701	$10,826	$4,625	$—	$26,152
Goodwill acquired during 2011	$—	$19	$—	$—	$19
Goodwill disposed of during 2011	—	(6)	(153)	—	(159)
Other (1)	(465)	(102)	(32)	—	(599)
Balance at December 31, 2011	$10,236	$10,737	$4,440	$—	$25,413

(1)	Other changes in Goodwill primarily reflect foreign exchange effects on non-dollar-denominated goodwill, as well as purchase accounting adjustments.

     Goodwill impairment testing is performed at a level below the business segments (referred to as a reporting unit). The reporting unit structure in 2011 is consistent with those reporting units identified in the second quarter of 2009 as a result of the change in organizational structure. During 2011, goodwill was allocated to disposals and tested for impairment for each of the reporting units. The Company performed goodwill impairment testing for all reporting units as of July 1, 2011. No goodwill was written off due to impairment in 2009, 2010 and 2011.

     The following table shows reporting units with goodwill balances as of December 31, 2011 and the excess of fair value as a percentage over allocated book value as of the annual impairment test.

In millions of dollars
	Fair value as a % of
Reporting unit (1)	allocated book value	Goodwill
North America Regional Consumer Banking	279%	$2,542
EMEA Regional Consumer Banking	205	349
Asia Regional Consumer Banking	285	5,623
Latin America Regional Consumer Banking	277	1,722
Securities and Banking	136	9,173
Transaction Services	1,761	1,564
Brokerage and Asset Management	162	71
Local Consumer Lending—Cards	175	4,369

(1)	Local Consumer Lending—Other is excluded from the table as there is no goodwill allocated to it.

     Citigroup engaged the services of an independent valuation specialist to assist in the valuation of the reporting units at July 1, 2011, using a combination of the market approach and/or income approach consistent with the valuation model used in the past.
     Under the market approach for valuing each reporting unit, the key assumption is the selected price multiples. The selection of the multiples considers the operating performance and financial condition of the reporting unit operations as compared with those of a group of selected publicly traded guideline companies and a group of selected acquired companies. Among other factors, the level and expected growth in return on tangible equity relative to those of the guideline companies and guideline transactions is considered. Since the guideline company prices used are on a minority interest basis, the selection of the multiple considers the recent acquisition prices, which reflect control rights and privileges, in arriving at a multiple that reflects an appropriate control premium.
     For the valuation under the income approach, the assumptions used as the basis for the model include cash flows for the forecasted period, the assumptions embedded in arriving at an estimation of the terminal value and the discount rate. The cash flows for the forecasted period are estimated based on management’s most recent projections available as of the testing date, giving consideration to targeted equity capital requirements based on selected public guideline companies for the reporting unit. In arriving at the terminal value for each reporting unit, using 2014 as the terminal year, the assumptions used include a long-term growth rate and a price-to-tangible book multiple based on selected public guideline companies for the reporting unit. The discount rate is based on the reporting unit’s estimated cost of equity capital computed under the capital asset pricing model.

     Embedded in the key assumptions underlying the valuation model, described above, is the inherent uncertainty regarding the possibility that economic conditions that affect credit risk and behavior may vary or other events will occur that will impact the business model. Deterioration in the assumptions used in the valuations, in particular the discount-rate and growth-rate assumptions used in the net income projections, could affect Citigroup’s impairment evaluation and, hence, the Company’s net income. While there is inherent uncertainty embedded in the assumptions used in developing management’s forecasts, the assumptions used reflect management’s best estimates as of the testing date.
     If the future were to differ adversely from management’s best estimate of key economic assumptions and associated cash flows were to significantly decrease, Citi could potentially experience future impairment charges with respect to goodwill. Any such charges, by themselves, would not negatively affect Citi’s Tier 1 and Total Capital regulatory ratios, Tier 1 Common ratio, its Tangible Common Equity or Citi’s liquidity position.

INTANGIBLE ASSETS
The components of intangible assets were as follows:

	December 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
In millions of dollars	amount	amortization	amount	amount	amortization	amount
Purchased credit card relationships	$7,616	$5,309	$2,307	$7,796	$5,048	$2,748
Core deposit intangibles	1,337	965	372	1,442	959	483
Other customer relationships	830	356	474	796	289	507
Present value of future profits	235	123	112	241	114	127
Indefinite-lived intangible assets	492	—	492	550	—	550
Other (1)	4,866	2,023	2,843	4,723	1,634	3,089
Intangible assets (excluding MSRs)	$15,376	$8,776	$6,600	$15,548	$8,044	$7,504
Mortgage servicing rights (MSRs)	2,569	—	2,569	4,554	—	4,554
Total intangible assets	$17,945	$8,776	$9,169	$20,102	$8,044	$12,058

(1)	Includes contract-related intangible assets.

     Intangible assets amortization expense was $898 million, $976 million and $1,179 million for 2011, 2010 and 2009, respectively. Intangible assets amortization expense is estimated to be $826 million in 2012, $822 million in 2013, $734 million in 2014, $700 million in 2015, and $807 million in 2016.

The changes in intangible assets during 2011 were as follows:

	Net carrying						Net carrying
	amount at				FX		amount at
	December 31,	Acquisitions/			and	Discontinued	December 31,
In millions of dollars	2010	divestitures	Amortization	Impairments	other (1)	operations	2011
Purchased credit card relationships	$2,748	$5	$(435)	$—	$(11)	$—	$2,307
Core deposit intangibles	483	4	(97)	—	(18)	—	372
Other customer relationships	507	3	(51)	—	15	—	474
Present value of future profits	127	—	(13)	—	(2)	—	112
Indefinite-lived intangible assets	550	—	—	—	(58)	—	492
Other	3,089	93	(302)	(17)	(2)	(18)	2,843
Intangible assets (excluding MSRs)	$7,504	$105	$(898)	$(17)	$(76)	$(18)	$6,600
Mortgage servicing rights (MSRs) (2)	4,554						2,569
Total intangible assets	$12,058						$9,169

(1)	Includes foreign exchange translation and purchase accounting adjustments.
(2)	See Note 22 to the Consolidated Financial Statements for the roll-forward of MSRs.

19. DEBT

Short-Term Borrowings
Short-term borrowings consist of commercial paper and other borrowings with weighted average interest rates at December 31 as follows:

	2011		2010
		Weighted		Weighted
In millions of dollars	Balance	average	Balance	average
Commercial paper
Bank	$14,872	0.32%	$14,987	0.39%
Other non-bank	6,414	0.49	9,670	0.29
	$21,286		$24,657
Other borrowings (1)	33,155	1.09%	54,133	0.40%
Total	$54,441		$78,790

(1)	At December 31, 2011 and December 31, 2010, collateralized advances from the Federal Home Loan Bank were $5 billion and $10 billion, respectively.

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

Long-Term Debt

			Balances at
			December 31,
	Weighted
	average
In millions of dollars	coupon	Maturities	2011	2010
Citigroup parent company
Senior notes	4.44%	2012–2098	$136,468	$146,280
Subordinated notes (1)	4.84	2012–2036	29,177	27,533
Junior subordinated notes
relating to trust preferred
securities	7.10	2031–2067	16,057	18,131
Bank (2)
Senior notes	2.22	2012–2046	75,685	112,269
Subordinated notes (1)	3.52	2012–2039	859	965
Non-bank
Senior notes	2.68	2012–2097	65,063	75,092
Subordinated notes (1)	1.40	2012–2037	196	913
Total (3)(4)			$323,505	$381,183
Senior notes			$277,216	$333,641
Subordinated notes (1)			30,232	29,411
Junior subordinated notes
relating to trust preferred
securities			16,057	18,131
Total			$323,505	$381,183

(1)	Includes notes that are subordinated within certain countries, regions or subsidiaries.
(2)	At December 31, 2011 and December 31, 2010, collateralized advances from the Federal Home Loan Banks were $11.0 billion and $18.2 billion, respectively.
(3)	Of this amount, approximately $38.0 billion maturing in 2012 is guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP).
(4)	Includes senior notes with carrying values of $176 million issued to Safety First Trust Series 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2009-2, and 2009-3 at December 31, 2011 and $364 million issued by Safety First Trust Series 2007-2, 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 (collectively, the “Safety First Trusts”) at December 31, 2010. Citigroup Funding Inc. (CFI) owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust securities and the Safety First Trusts’ common securities. The Safety First Trusts’ obligations under the Safety First Trust securities are fully and unconditionally guaranteed by CFI, and CFI’s guarantee obligations are fully and unconditionally guaranteed by Citigroup.

     CGMHI has committed long-term financing facilities with unaffiliated banks. At December 31, 2011, CGMHI had drawn down the full $700 million available under these facilities, of which $150 million is guaranteed by Citigroup. Generally, a bank can terminate these facilities by giving CGMHI one-year prior notice.
     The Company issues both fixed and variable rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, the Company uses other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2011, the Company’s overall weighted average interest rate for long-term debt was 3.62% on a contractual basis and 3.29% including the effects of derivative contracts.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

In millions of dollars	2012	2013	2014	2015	2016	Thereafter	Total
Bank	$32,066	$13,045	$9,158	$6,565	$6,422	$9,288	$76,544
Non-bank	23,212	10,160	7,332	4,515	3,748	16,292	65,259
Parent company	28,629	23,133	21,460	12,545	9,727	86,208	181,702
Total	$83,907	$46,338	$37,950	$23,625	$19,897	$111,788	$323,505

     Long-term debt includes junior subordinated debt with a balance sheet carrying value of $16,057 million and $18,131 million at December 31, 2011 and December 31, 2010, respectively. The Company formed statutory business trusts under the laws of the State of Delaware. The trusts exist for the exclusive purposes of (i) issuing trust securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Upon approval from the Federal Reserve Board, Citigroup has the right to redeem these securities.

The following table summarizes the financial structure of each of the Company’s subsidiary trusts at December 31, 2011:

							Junior subordinated debentures owned by trust
Trust securities						Common
with distributions						shares			Redeemable
guaranteed by	Issuance	Securities	Liquidation		Coupon	issued			by issuer
Citigroup	date	issued	value	(1)	rate	to parent	Amount	Maturity	beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194		7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	35,885,898	897		7.125%	1,109,874	925	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	43,651,597	1,091		6.950%	1,350,050	1,125	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	33,874,813	847		6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	14,757,823	369		6.100%	456,428	380	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460		6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XII	Mar. 2010	92,000,000	2,300		8.500%	1,000	2,300	Mar. 30, 2040	Mar. 30, 2015
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246		7.875%	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XIV	June 2006	12,227,281	306		6.875%	40,000	307	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	25,210,733	630		6.500%	40,000	631	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	38,148,947	954		6.450%	20,000	954	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	28,047,927	701		6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	99,901	155		6.829%	50	155	June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	22,771,968	569		7.250%	20,000	570	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	17,709,814	443		7.875%	20,000	443	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	2,345,801	2,346		8.300%	500	2,346	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXXIII	July 2009	3,025,000	3,025		8.000%	100	3,025	July 30, 2039	July 30, 2014

					3 mo. LIB
Adam Capital Trust III	Dec. 2002	17,500	18		+335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
					3 mo. LIB
Adam Statutory Trust III	Dec. 2002	25,000	25		+325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
					3 mo. LIB
Adam Statutory Trust IV	Sept. 2003	40,000	40		+295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
					3 mo. LIB
Adam Statutory Trust V	Mar. 2004	35,000	35		+279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009
Total obligated			$17,651				$17,777

(1)	Represents the notional value received by investors from the trusts at the time of issuance.

     In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital III, Citigroup Capital XVIII and Citigroup Capital XXI on which distributions are payable semiannually.

     In connection with the fourth and final remarketing of trust securities held by ADIA, during the second quarter of 2011, Citigroup exchanged the junior subordinated debentures owned by Citigroup Capital Trust XXXII for $1.875 billion of senior notes with a coupon of 3.953%, payable semiannually. The senior notes mature on June 15, 2016.

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
     The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2011 and 2010, all of Citigroup’s U.S. insured subsidiary depository institutions were “well capitalized.”
     At December 31, 2011, regulatory capital as set forth in guidelines issued by the U.S. federal bank regulators is as follows:

		Well-
	Required	capitalized
In millions of dollars	minimum	minimum		Citigroup	Citibank, N.A.
Tier 1 Common				$114,854	$121,269
Tier 1 Capital				131,874	121,862
Total Capital (1)				165,384	134,284
Tier 1 Common ratio	N/A	N/A		11.80%	14.63%
Tier 1 Capital ratio	4.0%	6.0%		13.55	14.70
Total Capital ratio	8.0	10.0		16.99	16.20
Leverage ratio	3.0	5.0	(2)	7.19	9.66

(1)	Total Capital includes Tier 1 Capital and Tier 2 Capital.
(2)	Applicable only to depository institutions.
N/A	Not Applicable

Banking Subsidiaries–Constraints on Dividends
There are various legal limitations on the ability of Citigroup’s subsidiary depository institutions to extend credit, pay dividends or otherwise supply funds to Citigroup and its non-bank subsidiaries. The approval of the Office of the Comptroller of the Currency is required if total dividends declared in any calendar year exceed amounts specified by the applicable agency’s regulations. State-chartered depository institutions are subject to dividend limitations imposed by applicable state law.
     In determining the dividends, each depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup received $10.9 billion in dividends from Citibank, N.A. in 2011.

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
and Exchange
Commission
Uniform Net
Capital Rule
	(Rule 15c3-1)	$7,773	$6,978

Citigroup Global Markets Limited	United Kingdom’s
Financial
Services
	Authority	$8,140	$5,757

21. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in each component of Accumulated other comprehensive income (loss) for the three-year period ended December 31, 2011 are as follows:

		Foreign
	Net	currency
	unrealized	translation			Accumulated
	gains (losses)	adjustment,		Pension	other
	on investment	net of	Cash flow	liability	comprehensive
In millions of dollars	securities	hedges	hedges	adjustments	income (loss)
Balance at January 1, 2009	$(10,060)	$(7,744)	$(5,189)	$(2,615)	$(25,608)
Change in net unrealized gains (losses) on investment securities, net of taxes (1)	5,713	—	—	—	5,713
Foreign currency translation adjustment, net of taxes (2)	—	(203)	—	—	(203)
Cash flow hedges, net of taxes (3)	—	—	2,007	—	2,007
Pension liability adjustment, net of taxes (4)	—	—	—	(846)	(846)
Change	$5,713	$(203)	$2,007	$(846)	$6,671
Balance at December 31, 2009	$(4,347)	$(7,947)	$(3,182)	$(3,461)	$(18,937)
Change in net unrealized gains (losses) on investment securities,
net of taxes (1)	1,952	—	—	—	1,952
Foreign currency translation adjustment, net of taxes (2)	—	820	—	—	820
Cash flow hedges, net of taxes (3)	—	—	532	—	532
Pension liability adjustment, net of taxes (4)	—	—	—	(644)	(644)
Change	$1,952	$820	$532	$(644)	$2,660
Balance at December 31, 2010	$(2,395)	$(7,127)	$(2,650)	$(4,105)	$(16,277)
Change in net unrealized gains (losses) on investment securities, net of taxes (1)	2,360	—	—	—	2,360
Foreign currency translation adjustment, net of taxes (2)	—	(3,524)	—	—	(3,524)
Cash flow hedges, net of taxes (3)	—	—	(170)	—	(170)
Pension liability adjustment, net of taxes (4)	—	—	—	(177)	(177)
Change	$2,360	$(3,524)	$(170)	$(177)	$(1,511)
Balance at December 31, 2011	$(35)	$(10,651)	$(2,820)	$(4,282)	$(17,788)

(1)	The after-tax realized gains (losses) on sales and impairments of securities during the years ended December 31, 2011, 2010 and 2009 were $(122) million, $657 and $(445) million, respectively. For details of the unrealized gains and losses on Citigroup’s available-for-sale and held-to-maturity securities, and the net gains (losses) included in income, see Note 15 to the Consolidated Financial Statements.
(2)	Primarily reflects the movements in (by order of impact) the Mexican peso, Turkish lira, Brazilian real, Indian rupee and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges in 2011. Primarily reflects the movements in the Australian dollar, Brazilian real, Canadian dollar, Japanese yen, Mexican peso, and Chinese yuan (renminbi) against the U.S. dollar, and changes in related tax effects and hedges in 2010 and 2009.
(3)	Primarily driven by Citigroup’s pay fixed/receive floating interest rate swap programs that are hedging the floating rates on deposits and long-term debt.
(4)	Reflects adjustments to the funded status of pension and postretirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation.

22. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Uses of SPEs
A special purpose entity (SPE) is an entity designed to fulfill a specific limited need of the company that organized it. The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup’s financial assets, to assist clients in securitizing their financial assets and to create investment products for clients. SPEs may be organized in many legal forms including trusts, partnerships or corporations. In a securitization, the company transferring assets to an SPE converts all (or a portion) of those assets into cash before they would have been realized in the normal course of business through the SPE’s issuance of debt and equity instruments, certificates, commercial paper and other notes of indebtedness, which are recorded on the balance sheet of the SPE and not reflected in the transferring company’s balance sheet, assuming applicable accounting requirements are satisfied.
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
     Most of Citigroup’s SPEs are now VIEs, as described below.

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

     The Company must evaluate its involvement in each VIE and understand the purpose and design of the entity, the role the Company had in the entity’s design, and its involvement in the VIE’s ongoing activities. The Company then must evaluate which activities most significantly impact the economic performance of the VIE and who has the power to direct such activities.
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
     In various other transactions, the Company may act as a derivative counterparty (for example, interest rate swap, cross-currency swap, or purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE); may act as underwriter or placement agent; may provide administrative, trustee or other services; or may make a market in debt securities or other instruments issued by VIEs. The Company generally considers such involvement, by itself, not to be variable interests and thus not an indicator of power or potentially significant benefits or losses.

     Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE as of December 31, 2011 and December 31, 2010 is presented below:

In millions of dollars	As of December 31, 2011
					Maximum exposure to loss in significant
					unconsolidated VIEs							(1)
					Funded exposures		(2)	Unfunded exposures		(3)
	Total
	involvement		Significant						Guarantees
	with SPE	Consolidated	unconsolidated		Debt	Equity		Funding	and
Citicorp	assets	VIE / SPE assets	VIE assets	(4)	investments	investments		commitments	derivatives		Total
Credit card securitizations	$56,177	$56,177	$—		$—	$—		$—	$—		$—
Mortgage securitizations (5)
U.S. agency-sponsored	232,179	—	232,179		3,769	—		—	26		3,795
Non-agency-sponsored	11,167	1,705	9,462		372	—		—	—		372
Citi-administered asset-backed
commercial paper conduits
(ABCP)	34,987	21,971	13,016		—	—		13,016	—		13,016
Third-party commercial
paper conduits	7,955	—	7,955		448	—		298	—		746
Collateralized debt obligations
(CDOs)	3,334	—	3,334		20	—		—	—		20
Collateralized loan obligations
(CLOs)	8,127	—	8,127		64	—		—	—		64
Asset-based financing	18,586	1,303	17,283		7,444	2		2,891	121		10,458
Municipal securities tender
option bond trusts (TOBs)	16,849	8,224	8,625		708	—		5,413	—		6,121
Municipal investments	19,931	299	19,632		2,220	3,397		1,439	—		7,056
Client intermediation	2,110	24	2,086		468	—		—	—		468
Investment funds	3,415	30	3,385		—	171		63	—		234
Trust preferred securities	17,882	—	17,882		—	128		—	—		128
Other	6,210	97	6,113		354	172		279	79		884
Total	$438,909	$89,830	$349,079		$15,867	$3,870		$23,399	$226		$43,362
Citi Holdings
Credit card securitizations	$31,686	$31,487	$199		$—	$—		$—	$—		$—
Mortgage securitizations
U.S. agency-sponsored	152,265	—	152,265		1,159	—		—	120		1,279
Non-agency-sponsored	17,396	1,681	15,715		56	—		—	2		58
Student loan securitizations	1,822	1,822	—		—	—		—	—		—
Third-party commercial paper conduits	—	—	—		—	—		—	—		—
Collateralized debt obligations
(CDOs)	6,581	—	6,581		117	—		—	120		237
Collateralized loan obligations
(CLOs)	7,479	—	7,479		1,125	—		6	90		1,221
Asset-based financing	11,927	73	11,854		5,008	3		250	—		5,261
Municipal investments	5,637	—	5,637		206	265		71	—		542
Client intermediation	111	111	—		—	—		—	—		—
Investment funds	1,114	14	1,100		—	43		—	—		43
Other	6,762	6,581	181		3	36		15	—		54
Total	$242,780	$41,769	$201,011		$7,674	$347		$342	$332		$8,695
Total Citigroup	$681,689	$131,599	$550,090		$23,541	$4,217		$23,741	$558		$52,057

(1)	The definition of maximum exposure to loss is included in the text that follows.
(2)	Included in Citigroup’s December 31, 2011 Consolidated Balance Sheet.
(3)	Not included in Citigroup’s December 31, 2011 Consolidated Balance Sheet.
(4)	A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.
(5)	Citicorp mortgage securitizations also include agency and non-agency (private label) re-securitization activities. These SPEs are not consolidated. See “Re-Securitizations” below for further discussion.
Reclassified to conform to the current year’s presentation.

In millions of dollars								As of December 31, 2010
				Maximum exposure to loss in significant
				unconsolidated VIEs							(1)
				Funded exposures		(2)	Unfunded exposures		(3)
Total
involvement	Consolidated	Significant						Guarantees
with SPE	VIE / SPE	unconsolidated		Debt	Equity		Funding	and
assets	assets	VIE assets	(4)	investments	investments		commitments	derivatives		Total
$62,061	$62,061	$—		$—	$—		$—	$—		$—

211,178	—	211,178		3,331	—		—	27		3,358
16,441	1,454	14,987		718	—		—	—		718

30,941	21,312	9,629		—	—		9,629	—		9,629
4,845	308	4,537		415	—		298	—		713
5,379	—	5,379		103	—		—	—		103
6,740	—	6,740		68	—		—	—		68
17,571	1,421	16,150		5,641	—		5,596	11		11,248

17,047	8,105	8,942		—	—		6,454	423		6,877
13,720	178	13,542		2,057	2,929		1,836	—		6,822
6,190	1,899	4,291		1,070	8		—	—		1,078
3,741	259	3,482		2	82		66	19		169
19,776	—	19,776		—	128		—	—		128
4,750	1,412	3,338		467	32		119	80		698
$420,380	$98,409	$321,971		$13,872	$3,179		$23,998	$560		$41,609

$33,606	$33,196	$410		$—	$—		$—	$—		$—

207,729	—	207,729		2,701	—		—	108		2,809
22,274	2,727	19,547		160	—		—	—		160
2,893	2,893	—		—	—		—	—		—
3,365	—	3,365		—	—		252	—		252
8,452	755	7,697		189	—		—	141		330
12,234	—	12,234		1,754	—		29	401		2,184
22,756	136	22,620		8,626	3		300	—		8,929
5,241	—	5,241		561	200		196	—		957
624	195	429		27	—		—	345		372
1,961	627	1,334		—	70		45	—		115
8,444	6,955	1,489		276	112		91	—		479
$329,579	$47,484	$282,095		$14,294	$385		$913	$995		$16,587
$749,959	$145,893	$604,066		$28,166	$3,564		$24,911	$1,555		$58,196

The previous tables do not include:

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
  certain representations and warranties exposures in legacy Securities and Banking mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of the loans securitized was approximately $22 billion at December 31, 2011, related to legacy transactions sponsored by Securities and Banking during the period 2005 to 2008; and
  certain representations and warranties exposures in Consumer mortgage securitizations, where the original mortgage loan balances are no longer outstanding.

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of December 31, 2011:

In millions of dollars	Liquidity facilities	Loan commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$13,016	$—
Third-party commercial paper conduits	298	—
Asset-based financing	5	2,886
Municipal securities tender option bond trusts (TOBs)	5,413	—
Municipal investments	390	1,049
Investment funds	—	63
Other	—	279
Total Citicorp	$19,122	$4,277
Citi Holdings
Collateralized loan obligations (CLOs)	$—	$6
Asset-based financing	79	171
Municipal investments	—	71
Other	—	15
Total Citi Holdings	$79	$263
Total Citigroup funding commitments	$19,201	$4,540

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
     The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE and SPE obligations:

In billions of dollars	December 31, 2011			December 31, 2010
	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.2	$0.4	$0.6	$0.2	$0.6	$0.8
Trading account assets	0.4	0.1	0.5	4.9	1.6	6.5
Investments	7.9	2.7	10.6	7.9	—	7.9
Total loans, net	80.8	38.3	119.1	85.3	44.7	130.0
Other	0.5	0.3	0.8	0.1	0.6	0.7
Total assets	$89.8	$41.8	$131.6	$98.4	$47.5	$145.9

Short-term borrowings	$22.5	$0.8	$23.3	$23.1	$2.2	$25.3
Long-term debt	32.6	17.9	50.5	47.6	22.1	69.7
Other liabilities	0.4	0.2	0.6	0.6	0.2	0.8
Total liabilities	$55.5	$18.9	$74.4	$71.3	$24.5	$95.8

Citicorp and Citi Holdings Significant Variable Interests in Unconsolidated VIEs—Balance Sheet Classification
The following tables present the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of December 31, 2011 and December 31, 2010:

In billions of dollars	December 31, 2011			December 31, 2010
	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$5.6	$1.0	$6.6	$4.7	$2.6	$7.3
Investments	3.8	4.4	8.2	3.8	5.9	9.7
Loans	8.8	1.6	10.4	5.9	5.0	10.9
Other	1.6	1.0	2.6	2.7	2.0	4.7
Total assets	$19.8	$8.0	$27.8	$17.1	$15.5	$32.6

Long-term debt	$0.2	$—	$0.2	$0.4	$0.5	$0.9
Other liabilities	—	—	—	—	—	—
Total liabilities	$0.2	$—	$0.2	$0.4	$0.5	$0.9

Credit Card Securitizations
The Company securitizes credit card receivables through trusts that are established to purchase the receivables. Citigroup transfers receivables into the trusts on a non-recourse basis. Credit card securitizations are revolving securitizations; that is, as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust. Since the adoption of SFAS 167 on January 1, 2010, the trusts are treated as consolidated entities, because, as servicer, Citigroup has the power to direct the activities that most significantly impact the economic performance of the trusts and also holds a seller’s interest and certain securities issued by the trusts, and provides liquidity facilities to the trusts, which could result in potentially significant losses or benefits from the trusts. Accordingly, the transferred credit card receivables are required to remain on the Consolidated Balance Sheet with no gain or loss recognized. The debt issued by the trusts to third parties is included in the Consolidated Balance Sheet.
     The Company relies on securitizations to fund a significant portion of its credit card businesses in North America. The following table reflects amounts related to the Company’s securitized credit card receivables:

	Citicorp		Citi Holdings
	December 31,		December 31,
In billions of dollars	2011	2010	2011	2010
Principal amount of credit card receivables in trusts	$59.6	$67.5	$30.8	$34.1
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$30.4	$42.0	$12.6	$16.4
Retained by Citigroup as trust-issued securities	7.7	3.4	7.1	7.1
Retained by Citigroup via non-certificated interests	21.5	22.1	11.1	10.6
Total ownership interests in principal amount of trust credit card receivables	$59.6	$67.5	$30.8	$34.1

Credit Card Securitizations—Citicorp
The following table summarizes selected cash flow information related to Citicorp’s credit card securitizations for the years ended December 31, 2011, 2010 and 2009:

In billions of dollars	2011	2010	2009
Proceeds from new securitizations	$—	$—	$16.3
Pay down of maturing notes	(12.8)	(24.5)	N/A
Proceeds from collections reinvested
in new receivables	N/A	N/A	144.4
Contractual servicing fees received	N/A	N/A	1.3
Cash flows received on retained
interests and other net cash flows	N/A	N/A	3.1

Credit Card Securitizations—Citi Holdings
The following table summarizes selected cash flow information related to Citi Holdings’ credit card securitizations for the years ended December 31, 2011, 2010 and 2009:

In billions of dollars	2011	2010	2009
Proceeds from new securitizations	$3.9	$5.5	$29.4
Pay down of maturing notes	(7.7)	(15.8)	N/A
Proceeds from collections reinvested
in new receivables	N/A	N/A	46.0
Contractual servicing fees received	N/A	N/A	0.7
Cash flows received on retained
interests and other net cash flows	N/A	N/A	2.6

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

Funding, Liquidity Facilities and Subordinated Interests
Citigroup securitizes credit card receivables through two securitization trusts—Citibank Credit Card Master Trust (Master Trust), which is part of Citicorp, and the Citibank OMNI Master Trust (Omni Trust), which is part of Citi Holdings as of December 31, 2011. The liabilities of the trusts are included in the Consolidated Balance Sheet, excluding those retained by Citigroup.
     Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 3.1 years as of December 31, 2011 and 3.4 years as of December 31, 2010.

Master Trust Liabilities (at par value)

	December 31,	December 31,
In billions of dollars	2011	2010
Term notes issued to multi-seller
commercial paper conduits	$—	$0.3
Term notes issued to third parties	30.4	41.8
Term notes retained by Citigroup affiliates	7.7	3.4
Total Master Trust liabilities	$38.1	$45.5

     The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits.
     The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.5 years as of December 31, 2011 and 1.8 years as of December 31, 2010.

Omni Trust Liabilities (at par value)

	December 31,	December 31,
In billions of dollars	2011	2010
Term notes issued to multi-seller
commercial paper conduits	$3.4	$7.2
Term notes issued to third parties	9.2	9.2
Term notes retained by Citigroup affiliates	7.1	7.1
Total Omni Trust liabilities	$19.7	$23.5

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

Mortgage Securitizations—Citicorp
The following tables summarize selected cash flow information related to mortgage securitizations for the years ended December 31, 2011, 2010 and 2009:

	2011		2010	2009
			Agency- and	Agency- and
	U.S. agency-	Non-agency-	non-agency-	non-agency-
	sponsored	sponsored	sponsored	sponsored
In billions of dollars	mortgages	mortgages	mortgages	mortgages
Proceeds from new securitizations	$57.1	$0.2	$65.1	$15.7
Contractual servicing fees received	0.5	—	0.5	—
Cash flows received on retained interests and other net cash flows	0.1	—	0.1	0.1

     Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages during 2011 were $(8) million. For the year ended December 31, 2011, gains (losses) recognized on the securitization of non-agency-sponsored mortgages were $(1) million.

     Agency and non-agency mortgage securitization gains (losses) for the years ended December 31, 2010 and 2009 were $(5) million and $18 million, respectively.

     Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the years ended December 31, 2011 and 2010 are as follows:

		December 31, 2011		December 31, 2010
		Non-agency-sponsored mortgages	(1)
	U.S. agency-	Senior	Subordinated	Agency- and non-agency-
	sponsored mortgages	interests	interests	sponsored mortgages
Discount rate	0.6% to 28.3%	2.4% to 10.0%	8.4% to 17.6%	0.1% to 44.9%
Weighted average discount rate	12.0%	4.5%	11.0%
Constant prepayment rate	2.2% to 30.6%	1.0% to 2.2%	5.2% to 22.1%	1.5% to 49.5%
Weighted average constant prepayment rate	7.9%	1.9%	17.3%
Anticipated net credit losses (2)	NM	35.0% to 72.0%	11.4% to 58.6%	13.0% to 80.0%
Weighted average anticipated net credit losses	NM	45.3%	25.0%

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)	Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.
NM	Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

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

     At December 31, 2011, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

	December 31, 2011
		Non-agency-sponsored mortgages	(1)
	U.S. agency-	Senior	Subordinated
	sponsored mortgages	interests	interests
Discount rate	1.3% to 16.4%	2.2% to 24.4%	1.3% to 28.1%
Weighted average discount rate	8.1%	9.6%	13.5%
Constant prepayment rate	18.9% to 30.6%	1.7% to 51.8%	0.6% to 29.1%
Weighted average constant prepayment rate	28.7%	26.2%	10.5%
Anticipated net credit losses (2)	NM	0.0% to 77.9%	29.3% to 90.0%
Weighted average anticipated net credit losses	NM	37.6%	57.2%

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)	Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.
NM	Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

	U.S. agency-sponsored	Non-agency-sponsored mortgages	(1)
In millions of dollars	mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,182	$88	$396
Discount rates
Adverse change of 10%	$(52)	$(3)	$(26)
Adverse change of 20%	(101)	(6)	(49)
Constant prepayment rate
Adverse change of 10%	$(129)	$(6)	$(8)
Adverse change of 20%	(249)	(13)	(18)
Anticipated net credit losses
Adverse change of 10%	$(12)	$(2)	$(10)
Adverse change of 20%	(23)	(3)	(19)

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

Mortgage Securitizations—Citi Holdings
The following tables summarize selected cash flow information related to Citi Holdings mortgage securitizations for the years ended December 31, 2011, 2010 and 2009:

	2011		2010	2009
			Agency- and	Agency- and
	U.S. agency-	Non-agency-	non-agency-	non-agency-
In billions of dollars	sponsored mortgages	sponsored mortgages	sponsored mortgages	sponsored mortgages
Proceeds from new securitizations	$1.1	$—	$0.6	$70.1
Contractual servicing fees received	0.5	0.1	0.8	1.4
Cash flows received on retained interests and other net cash flows	0.1	—	0.1	0.4

     The Company did not recognize gains (losses) on the securitization of U.S. agency- and non-agency-sponsored mortgages in the years ended December 31, 2011 and 2010.

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

     At December 31, 2011, the key assumptions used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions were as follows:

	December 31, 2011
		Non-agency-sponsored mortgages	(1)
	U.S. agency-	Senior	Subordinated
	sponsored mortgages	interests	interests
Discount rate	6.9%	2.9% to 18.0%	6.7% to 18.2%
Weighted average discount rate	6.9%	9.8%	9.2%
Constant prepayment rate	30.0%	38.8%	2.0% to 9.6%
Weighted average constant prepayment rate	30.0%	38.8%	8.1%
Anticipated net credit losses	NM	0.4%	57.2% to 90.0%
Weighted average anticipated net credit losses	NM	0.4%	63.2%
Weighted average life	3.7 years	3.3-4.7 years	0.0-8.1 years
(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
NM	Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

	U.S. agency-sponsored	Non-agency-sponsored mortgages	(1)
In millions of dollars	mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$1,074	$170	$27
Discount rates
Adverse change of 10%	$(29)	$(2)	$(3)
Adverse change of 20%	(56)	(3)	(4)
Constant prepayment rate
Adverse change of 10%	$(94)	$(25)	$(1)
Adverse change of 20%	(180)	(51)	(1)
Anticipated net credit losses
Adverse change of 10%	$(20)	$(9)	$(4)
Adverse change of 20%	(40)	(16)	(6)

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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

     The fair value of capitalized mortgage servicing rights (MSRs) was $2.6 billion and $4.6 billion at December 31, 2011 and 2010, respectively. The MSRs correspond to principal loan balances of $401 billion and $455 billion as of December 31, 2011 and 2010, respectively. The following table summarizes the changes in capitalized MSRs for the years ended December 31, 2011 and 2010:

In millions of dollars	2011	2010
Balance, beginning of year	$4,554	$6,530
Originations	611	658
Changes in fair value of MSRs due to changes in
inputs and assumptions	(1,210)	(1,067)
Other changes (1)	(1,174)	(1,567)
Sale of MSRs	(212)	—
Balance, end of year	$2,569	$4,554

(1)	Represents changes due to customer payments and passage of time.

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
     The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the years ended December 31, 2011, 2010 and 2009 were as follows:

In millions of dollars	2011	2010	2009
Servicing fees	$1,170	$1,356	$1,635
Late fees	76	87	93
Ancillary fees	130	214	77
Total MSR fees	$1,376	$1,657	$1,805

     These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the 12 months ended December 31, 2011, Citi transferred non-agency (private label) securities with an original par value of approximately $303 million to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients. As of December 31, 2011, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $340 million ($39 million of which relates to re-securitization transactions executed in 2011) and are recorded in trading assets. Of this amount, approximately $17 million and $323 million related to senior and subordinated beneficial interests, respectively. The original par value of private label re-securitization transactions in which Citi holds a retained interest as of December 31, 2011 was approximately $7.2 billion.
     The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the 12 months ended December 31, 2011, Citi transferred agency securities with a fair value of approximately $37.7 billion to re-securitization entities. As of December 31, 2011, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.3 billion ($2.1 billion of which related to re-securitization transactions executed in 2011) and are recorded in trading assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of December 31, 2011 was approximately $50.6 billion.
     As of December 31, 2011, the Company did not consolidate any private-label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits
The Company is active in the asset-backed commercial paper conduit business as administrator of several multi-seller commercial paper conduits and also as a service provider to single-seller and other commercial paper conduits sponsored by third parties.
     Citi’s multi-seller commercial paper conduits are designed to provide the Company’s clients access to low-cost funding in the commercial paper markets. The conduits purchase assets from or provide financing facilities to clients and are funded by issuing commercial paper to third-party investors. The conduits generally do not purchase assets originated by the Company. The funding of the conduits is facilitated by the liquidity support and credit enhancements provided by the Company.
     As administrator to Citi’s conduits, the Company is generally responsible for selecting and structuring assets purchased or financed by the conduits, making decisions regarding the funding of the conduits, including determining the tenor and other features of the commercial paper issued, monitoring the quality and performance of the conduits’ assets, and facilitating the operations and cash flows of the conduits. In return, the Company earns structuring fees from customers for individual transactions and earns an administration fee from the conduit, which is equal to the income from the client program and liquidity fees of the conduit after payment of conduit expenses. This administration fee is fairly stable, since most risks and rewards of the underlying assets are passed back to the clients and, once the asset pricing is negotiated, most ongoing income, costs and fees are relatively stable as a percentage of the conduit’s size.
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

     Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 25 to 60 days. As of December 31, 2011 and December 31, 2010, the weighted average lives of the commercial paper issued by consolidated and unconsolidated conduits were approximately 37 and 41 days, respectively, at each period end.
     The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, each consolidated conduit has obtained a letter of credit from the Company, which needs to be sized to be at least 8–10% of the conduit’s assets with a floor of $200 million. The letters of credit provided by the Company to the consolidated conduits total approximately $2.0 billion. The net result across all multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.
     The Company also provides the conduits with two forms of liquidity agreements that are used to provide funding to the conduits in the event of a market disruption, among other events. Each asset of the conduits is supported by a transaction-specific liquidity facility in the form of an asset purchase agreement (APA). Under the APA, the Company has generally agreed to purchase non-defaulted eligible receivables from the conduit at par. The APA is not generally designed to provide credit support to the conduit, as it generally does not permit the purchase of defaulted or impaired assets. Any funding under the APA will likely subject the underlying borrower to the conduits to increased interest costs. In addition, the Company provides the conduits with program-wide liquidity in the form of short-term lending commitments. Under these commitments, the Company has agreed to lend to the conduits in the event of a short-term disruption in the commercial paper market, subject to specified conditions. The Company receives fees for providing both types of liquidity agreements and considers these fees to be on fair market terms.

     Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of December 31, 2011, the Company owned $144 million of the commercial paper issued by its unconsolidated administered conduit.
     With the exception of the government-guaranteed loan conduit described below, the asset-backed commercial paper conduits are consolidated by the Company. The Company determined that through its role as administrator it had the power to direct the activities that most significantly impacted the entities’ economic performance. These powers included its ability to structure and approve the assets purchased by the conduits, its ongoing surveillance and credit mitigation activities, and its liability management. In addition, as a result of all the Company’s involvement described above, it was concluded that the Company had an economic interest that could potentially be significant. However, the assets and liabilities of the conduits are separate and apart from those of Citigroup. No assets of any conduit are available to satisfy the creditors of Citigroup or any of its other subsidiaries.
     The Company administers one conduit that originates loans to third-party borrowers and those obligations are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. The economic performance of this government-guaranteed loan conduit is most significantly impacted by the performance of its underlying assets. The guarantors must approve each loan held by the entity and the guarantors have the ability (through establishment of the servicing terms to direct default mitigation and to purchase defaulted loans) to manage the conduit’s loans that become delinquent to improve the economic performance of the conduit. Because the Company does not have the power to direct the activities of this government-guaranteed loan conduit that most significantly impact the economic performance of the entity, it was concluded that the Company should not consolidate the entity. The total notional exposure under the program-wide liquidity agreement for the Company’s unconsolidated administered conduit as of December 31, 2011 is $0.6 billion. The program-wide liquidity agreement, along with each asset APA, is considered in the Company’s maximum exposure to loss to the unconsolidated administered conduit.
     As of December 31, 2011, this unconsolidated government-guaranteed loan conduit held assets of approximately $13.0 billion.

Third-Party Commercial Paper Conduits
The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. As of December 31, 2011, the notional amount of these facilities was approximately $746 million, of which $448 million was funded under these facilities. The Company is not the party that has the power to direct the activities of these conduits that most significantly impact their economic performance and thus does not consolidate them.

Collateralized Debt and Loan Obligations
A securitized collateralized debt obligation (CDO) is an SPE that purchases a pool of assets consisting of asset-backed securities and synthetic exposures through derivatives on asset-backed securities and issues multiple tranches of equity and notes to investors.
     A cash CDO, or arbitrage CDO, is a CDO designed to take advantage of the difference between the yield on a portfolio of selected assets, typically residential mortgage-backed securities, and the cost of funding the CDO through the sale of notes to investors. “Cash flow” CDOs are entities in which the CDO passes on cash flows from a pool of assets, while “market value” CDOs pay to investors the market value of the pool of assets owned by the CDO at maturity. In these transactions, all of the equity and notes issued by the CDO are funded, as the cash is needed to purchase the debt securities.
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
     The Company earns fees for warehousing assets prior to the creation of a “cash flow” or “market value” CDO/CLO, structuring CDOs/CLOs and placing debt securities with investors. In addition, the Company has retained interests in many of the CDOs/CLOs it has structured and makes a market in the issued notes.
     The Company’s continuing involvement in synthetic CDOs/CLOs generally includes purchasing credit protection through credit default swaps with the CDO/CLO, owning a portion of the capital structure of the CDO/CLO in the form of both unfunded derivative positions (primarily super-senior exposures discussed below) and funded notes, entering into interest-rate swap and total-return swap transactions with the CDO/CLO, lending to the CDO/CLO, and making a market in the funded notes.
     Where a CDO/CLO entity issues preferred shares (or subordinated notes that are the equivalent form), the preferred shares generally represent an insufficient amount of equity (less than 10%) and create the presumption that preferred shares are insufficient to finance the entity’s activities without subordinated financial support. In addition, although the preferred shareholders generally have full exposure to expected losses on the collateral and uncapped potential to receive expected residual returns, they generally do not have the ability to make decisions about the entity that have a significant effect on the entity’s financial results because of their limited role in making day-to-day decisions and their limited ability to remove the asset manager. Because one or both of the above conditions will generally be met, the Company has concluded that, even where a CDO/CLO entity issued preferred shares, the entity should be classified as a VIE.
     In general, the asset manager, through its ability to purchase and sell assets or—where the reinvestment period of a CDO/CLO has expired—the ability to sell assets, will have the power to direct the activities of the entity that most significantly impact the economic performance of the CDO/ CLO. However, where a CDO/CLO has experienced an event of default or an optional redemption period has gone into effect, the activities of the asset manager may be curtailed and/or certain additional rights will generally be provided to the investors in a CDO/CLO entity, including the right to direct the liquidation of the CDO/CLO entity.
     The Company has retained significant portions of the “super-senior” positions issued by certain CDOs. These positions are referred to as “super-senior” because they represent the most senior positions in the CDO and, at the time of structuring, were senior to tranches rated AAA by independent rating agencies. The positions have included facilities structured in the form of short-term commercial paper, where the Company wrote put options (“liquidity puts”) to certain CDOs. Under the terms of the liquidity puts, if the CDO was unable to issue commercial paper at a rate below a specified maximum (generally LIBOR + 35 bps to LIBOR + 40 bps), the Company was obligated to fund the senior tranche of the CDO at a specified interest rate. As of December 31, 2011, the Company no longer had exposure to this commercial paper as all of the underlying CDOs had been liquidated.

The Company does not generally have the power to direct the activities of the entity that most significantly impacts the economic performance of the CDOs/CLOs as this power is generally held by a third-party asset manager of the CDO/CLO. As such, those CDOs/CLOs are not consolidated. The Company may consolidate the CDO/CLO when: (i) the Company is the asset manager and no other single investor has the unilateral ability to remove the Company or unilaterally cause the liquidation of the CDO/CLO, or the Company is not the asset manager but has a unilateral right to remove the third-party asset manager or unilaterally liquidate the CDO/CLO and receive the underlying assets, and (ii) the Company has economic exposure to the entity that could be potentially significant to the entity.
     The Company continues to monitor its involvement in unconsolidated CDOs/CLOs to assess future consolidation risk. For example, if the Company were to acquire additional interests in these entities and obtain the right, due to an event of default trigger being met, to unilaterally liquidate or direct the activities of a CDO/CLO, the Company may be required to consolidate the asset entity. For cash CDOs/CLOs, the net result of such consolidation would be to gross up the Company’s balance sheet by the current fair value of the securities held by third parties and assets held by the CDO/CLO, which amounts are not considered material. For synthetic CDOs/CLOs, the net result of such consolidation may reduce the Company’s balance sheet, because intercompany derivative receivables and payables would be eliminated in consolidation, and other assets held by the CDO/CLO and the securities held by third parties would be recognized at their current fair values.

Key Assumptions and Retained Interests—Citi Holdings
The key assumptions, used for the securitization of CDOs and CLOs during the year ended December 31, 2011, in measuring the fair value of retained interests at the date of sale or securitization are as follows:

	CDOs	CLOs
Discount rate	42.0% to 55.3%	4.1% to 5.0%

     The effect of two negative changes in discount rates used to determine the fair value of retained interests is disclosed below:

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$14	$149
Discount rates
Adverse change of 10%	$(3)	$(5)
Adverse change of 20%	(5)	(11)

     The cash flows received on retained interests and other net cash flows from Citi’s CLOs for the year ended December 31, 2011 were $93 million.

Asset-Based Financing
The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company. Financings in the form of debt securities or derivatives are, in most circumstances, reported in Trading account assets and accounted for at fair value through earnings. The Company generally does not have the power to direct the activities that most significantly impact these VIEs’ economic performance and thus it does not consolidate them.

Asset-Based Financing—Citicorp
The primary types of Citicorp’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at December 31, 2011 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	Total	Maximum
In billions of dollars	assets	exposure
Type
Commercial and other real estate	$3.0	$1.5
Hedge funds and equities	6.0	2.3
Airplanes, ships and other assets	8.3	6.7
Total	$17.3	$10.5

Asset-Based Financing—Citi Holdings
The primary types of Citi Holdings’ asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at December 31, 2011 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	Total	Maximum
In billions of dollars	assets	exposure
Type
Commercial and other real estate	$3.9	$0.7
Corporate loans	4.8	3.9
Airplanes, ships and other assets	3.2	0.6
Total	$11.9	$5.2

     The following table summarizes selected cash flow information related to asset-based financings for the years ended December 31, 2011, 2010 and 2009:

In billions of dollars	2011	2010	2009
Cash flows received on retained interests and
other net cash flows	$1.4	$2.8	$2.7

     The effect of two negative changes in discount rates used to determine the fair value of retained interests at December 31, 2011 is disclosed below.

Asset-based
In millions of dollars	financing
Carrying value of retained interests	$3,943
Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	—

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
     The Floaters and the Residuals have a tenor that is equal to or shorter than the tenor of the underlying municipal bonds. The Residuals entitle their holders to the residual cash flows from the issuing trust, the interest income generated by the underlying municipal securities net of interest paid on the Floaters and trust expenses. The Residuals are rated based on the long-term rating of the underlying municipal bond. The Floaters bear variable interest rates that are reset periodically to a new market rate based on a spread to a high grade, short-term, tax-exempt index. The Floaters have a long-term rating based on the long-term rating of the underlying municipal bond and a short-term rating based on that of the liquidity provider to the trust.
     There are two kinds of TOB trusts: customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are trusts through which customers finance their investments in municipal securities. The Residuals are held by customers and the Floaters by third-party investors, typically tax-exempt money market funds. Non-customer TOB trusts are trusts through which the Company finances its own investments in municipal securities. In such trusts, the Company holds the Residuals and third-party investors, typically tax-exempt money market funds, hold the Floaters.

     The Company serves as remarketing agent to the trusts, placing the Floaters with third-party investors at inception, facilitating the periodic reset of the variable rate of interest on the Floaters and remarketing any tendered Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing, in which case the trust is unwound. The Company may, but is not obligated to, buy the Floaters into its own inventory. The level of the Company’s inventory of Floaters fluctuates over time. As of December 31, 2011, the Company held $120 million of Floaters related to both customer and non-customer TOB trusts.
     For certain non-customer trusts, the Company also provides credit enhancement. Approximately $240 million of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company.
     The Company provides liquidity to many of the outstanding trusts. If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bonds are sold in the market. If there is a shortfall in the trust’s cash flows between the redemption price of the tendered Floaters and the proceeds from the sale of the underlying municipal bonds, the trust draws on a liquidity agreement in an amount equal to the shortfall. For customer TOBs where the Residual is less than 25% of the trust’s capital structure, the Company has a reimbursement agreement with the Residual holder under which the Residual holder reimburses the Company for any payment made under the liquidity arrangement. Through this reimbursement agreement, the Residual holder remains economically exposed to fluctuations in value of the underlying municipal bonds. These reimbursement agreements are generally subject to daily margining based on changes in value of the underlying municipal bond. In cases where a third party provides liquidity to a non-customer TOB trust, a similar reimbursement arrangement is made whereby the Company (or a consolidated subsidiary of the Company) as Residual holder absorbs any losses incurred by the liquidity provider.
     As of December 31, 2011, liquidity agreements provided with respect to customer TOB trusts totaled $5.4 billion of which $4.0 billion was offset by reimbursement agreements. The remaining exposure related to TOB transactions where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction and no reimbursement agreement was executed. The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, that are not variable interest entities, and municipality-related issuers that totaled $11.7 billion as of December 31, 2011. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions. In addition, as of December 31, 2011 the Company has provided liquidity arrangements with a notional amount of $20 million for other non-consolidated non-customer TOB trusts described below.

     The Company considers the customer and non-customer TOB trusts to be VIEs. Customer TOB trusts are not consolidated by the Company. The Company has concluded that the power to direct the activities that most significantly impact the economic performance of the customer TOB trusts is primarily held by the customer Residual holder, who may unilaterally cause the sale of the trust’s bonds.
     Non-customer TOB trusts generally are consolidated. Similar to customer TOB trusts, the Company has concluded that the power over the non-customer TOB trusts is primarily held by the Residual holder, which may unilaterally cause the sale of the trust’s bonds. Because the Company holds the Residual interest, and thus has the power to direct the activities that most significantly impact the trust’s economic performance, it consolidates the non-customer TOB trusts.
     Total assets in non-customer TOB trusts also include $22 million of assets where the Residuals are held by hedge funds that are consolidated and managed by the Company. The assets and the associated liabilities of these TOB trusts are not consolidated by the hedge funds (and, thus, are not consolidated by the Company) under the application of ASC 946, Financial Services—Investment Companies, which precludes consolidation of owned investments. The Company consolidates the hedge funds, because the Company holds controlling financial interests in the hedge funds. Certain of the Company’s equity investments in the hedge funds are hedged with derivatives transactions executed by the Company with third parties referencing the returns of the hedge fund.

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

     The Company has determined that a majority of the investment entities managed by Citigroup are provided a deferral from the requirements of SFAS 167, Amendments to FASB Interpretation No. 46(R), because they meet the criteria in Accounting Standards Update No. 2010-10, Consolidation (Topic 810), Amendments for Certain Investment Funds (ASU 2010-10). These entities continue to be evaluated under the requirements of ASC 810-10, prior to the implementation of SFAS 167 (FIN 46(R), Consolidation of Variable Interest Entities), which required that a VIE be consolidated by the party with a variable interest that will absorb a majority of the entity’s expected losses or residual returns, or both.
     Where the Company has determined that certain investment entities are subject to the consolidation requirements of SFAS 167, the consolidation conclusions reached upon initial application of SFAS 167 are consistent with the consolidation conclusions reached under the requirements of ASC 810-10, prior to the implementation of SFAS 167.

Trust Preferred Securities
The Company has raised financing through the issuance of trust preferred securities. In these transactions, the Company forms a statutory business trust and owns all of the voting equity shares of the trust. The trust issues preferred equity securities to third-party investors and invests the gross proceeds in junior subordinated deferrable interest debentures issued by the Company. The trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the preferred equity securities held by third-party investors. Obligations of the trusts are fully and unconditionally guaranteed by the Company.
     Because the sole asset of each of the trusts is a receivable from the Company and the proceeds to the Company from the receivable exceed the Company’s investment in the VIE’s equity shares, the Company is not permitted to consolidate the trusts, even though it owns all of the voting equity shares of the trust, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its Consolidated Balance Sheet as long-term liabilities.

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

     Citigroup enters into these derivative contracts relating to interest rate, foreign currency, commodity, and other market/credit risks for the following reasons:

  Trading Purposes—Customer Needs: Citigroup offers its customers derivatives in connection with their risk-management actions to transfer, modify or reduce their interest rate, foreign exchange and other market/credit risks or for their own trading purposes. As part of this process, Citigroup considers the customers’ suitability for the risk involved and the business purpose for the transaction. Citigroup also manages its derivative risk positions through offsetting trade activities, controls focused on price verification, and daily reporting of positions to senior managers.
  Trading Purposes—Own Account: Citigroup trades derivatives for its own account and as an active market maker. Trading limits and price verification controls are key aspects of this activity.
  Hedging—Citigroup uses derivatives in connection with its risk- management activities to hedge certain risks or reposition the risk profile of the Company. For example, Citigroup issues fixed-rate long-term debt and then enters into a receive-fixed, pay-variable-rate interest rate swap with the same tenor and notional amount to convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes interest cost in certain yield curve environments. Derivatives are also used to manage risks inherent in specific groups of on-balance-sheet assets and liabilities, including AFS securities and deposit liabilities, as well as other interest-sensitive assets and liabilities. In addition, foreign-exchange contracts are used to hedge non-U.S.-dollar-denominated debt, foreign-currency-denominated available-for-sale securities and net investment exposures.

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
     Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup’s derivative instruments as of December 31, 2011 and December 31, 2010 are presented in the table below.

Derivative Notionals

	Hedging instruments under
	ASC 815 (SFAS 133)		(1)(2)			Other derivative instruments
				Trading derivatives		Management hedges		(3)
	December 31,	December 31,		December 31,	December 31,	December 31,	December 31,
In millions of dollars	2011	2010		2011	2010	2011	2010
Interest rate contracts
Swaps	$163,079	$155,972		$28,069,960	$27,084,014	$119,344	$135,979
Futures and forwards	—	—		3,549,642	4,401,923	43,965	46,140
Written options	—	—		3,871,700	3,431,608	16,786	8,762
Purchased options	—	—		3,888,415	3,305,664	7,338	18,030
Total interest rate contract notionals	$163,079	$155,972		$39,379,717	$38,223,209	$187,433	$208,911
Foreign exchange contracts
Swaps	$27,575	$29,599		$1,182,363	$1,118,610	$22,458	$27,830
Futures and forwards	55,211	79,168		3,191,687	2,746,348	31,095	28,191
Written options	4,292	1,772		591,818	599,025	190	50
Purchased options	39,163	16,559		583,891	535,606	53	174
Total foreign exchange contract notionals	$126,241	$127,098		$5,549,759	$4,999,589	$53,796	$56,245
Equity contracts
Swaps	$—	$—		$86,978	$67,637	$—	$—
Futures and forwards	—	—		12,882	19,816	—	—
Written options	—	—		552,333	491,519	—	—
Purchased options	—	—		509,322	473,621	—	—
Total equity contract notionals	$—	$—		$1,161,515	$1,052,593	$—	$—
Commodity and other contracts
Swaps	$—	$—		$23,403	$19,213	$—	$—
Futures and forwards	—	—		73,090	115,578	—	—
Written options	—	—		90,650	61,248	—	—
Purchased options	—	—		99,234	61,776	—	—
Total commodity and other contract notionals	$—	$—		$286,377	$257,815	$—	$—
Credit derivatives (4)
Protection sold	$—	$—		$1,394,528	$1,223,116	$—	$—
Protection purchased	4,253	4,928		1,486,723	1,289,239	21,914	28,526
Total credit derivatives	$4,253	$4,928		$2,881,251	$2,512,355	$21,914	$28,526
Total derivative notionals	$293,573	$287,998		$49,258,619	$47,045,561	$263,143	$293,682

(1)	The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 (SFAS 133) where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt is $7,060 million and $8,023 million at December 31, 2011 and December 31, 2010, respectively.
(2)	Derivatives in hedge accounting relationships accounted for under ASC 815 (SFAS 133) are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities on the Consolidated Balance Sheet.
(3)	Management hedges represent derivative instruments used in certain economic hedging relationships that are identified for management purposes, but for which hedge accounting is not applied. These derivatives are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities on the Consolidated Balance Sheet.
(4)	Credit derivatives are arrangements designed to allow one party (protection buyer) to transfer the credit risk of a “reference asset” to another party (protection seller). These arrangements allow a protection seller to assume the credit risk associated with the reference asset without directly purchasing that asset. The Company has entered into credit derivative positions for purposes such as risk management, yield enhancement, reduction of credit concentrations and diversification of overall risk.

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in trading		Derivatives classified in other
	account assets/liabilities	(1)(2)	assets/liabilities		(2)
In millions of dollars at December 31, 2011	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$8,274	$3,306	$3,968	$1,518
Foreign exchange contracts	3,706	1,451	1,201	863
Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$11,980	$4,757	$5,169	$2,381
Other derivative instruments
Interest rate contracts	$749,213	$736,785	$212	$96
Foreign exchange contracts	90,611	95,912	325	959
Equity contracts	20,235	33,139	—	—
Commodity and other contracts	13,763	14,631	—	—
Credit derivatives (3)	90,424	84,726	430	126
Total other derivative instruments	$964,246	$965,193	$967	$1,181
Total derivatives	$976,226	$969,950	$6,136	$3,562
Cash collateral paid/received (4)(5)	6,634	7,870	307	180
Less: Netting agreements and market value adjustments (6)	(875,592)	(870,366)	—	—
Less: Netting cash collateral received/paid (7)	(44,941)	(51,181)	(3,462)	—
Net receivables/payables	$62,327	$56,273	$2,981	$3,742

(1)	The trading derivatives fair values are presented in Note 14 to the Consolidated Financial Statements.
(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.
(3)	The credit derivatives trading assets are composed of $79,089 million related to protection purchased and $11,335 million related to protection sold as of December 31, 2011. The credit derivatives trading liabilities are composed of $12,235 million related to protection purchased and $72,491 million related to protection sold as of December 31, 2011.
(4)	For the trading asset/liabilities, this is the net amount of the $57,815 million and $52,811 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $51,181 million was used to offset derivative liabilities, and of the gross cash collateral received, $44,941 million was used to offset derivative assets.
(5)	For the other asset/liabilities, this is the net amount of the $307 million and $3,642 million of the gross cash collateral paid and received, respectively. Of the gross cash collateral received, $3,462 million was used to offset derivative assets.
(6)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.
(7)	Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements.

	Derivatives classified in trading		Derivatives classified in other
	account assets/liabilities	(1)(2)	assets/liabilities		(2)
In millions of dollars at December 31, 2010	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$867	$72	$6,342	$2,437
Foreign exchange contracts	357	762	1,656	2,603
Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$1,224	$834	$7,998	$5,040
Other derivative instruments
Interest rate contracts	$475,805	$476,667	$2,756	$2,474
Foreign exchange contracts	84,144	87,512	1,401	1,433
Equity contracts	16,146	33,434	—	—
Commodity and other contracts	12,608	13,518	—	—
Credit derivatives (3)	65,041	59,461	88	337
Total other derivative instruments	$653,744	$670,592	$4,245	$4,244
Total derivatives	$654,968	$671,426	$12,243	$9,284
Cash collateral paid/received (4)(5)	5,557	9,033	11	625
Less: Netting agreements and market value adjustments (6)	(581,026)	(575,984)	—	—
Less: Netting cash collateral received/paid (7)	(29,286)	(44,745)	(2,415)	(200)
Net receivables/payables	$50,213	$59,730	$9,839	$9,709

(1)	The trading derivatives fair values are presented in Note 14 to the Consolidated Financial Statements.
(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.
(3)	The credit derivatives trading assets are composed of $42,403 million related to protection purchased and $22,638 million related to protection sold as of December 31, 2010. The credit derivatives trading liabilities are composed of $23,503 million related to protection purchased and $35,958 million related to protection sold as of December 31, 2010.
(4)	For the trading asset/liabilities, this is the net amount of the $50,302 million and $38,319 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $44,745 million was used to offset derivative liabilities, and of the gross cash collateral received, $29,286 million was used to offset derivative assets.
(5)	For the other asset/liabilities, this is the net amount of the $211 million and $3,040 million of the gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $200 million was used to offset derivative liabilities, and of the gross cash collateral received, $2,415 million was used to offset derivative assets.
(6)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.
(7)	Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements.

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
     The amounts recognized in Principal transactions in the Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are included in the table below. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.

	Year ended December 31,
In millions of dollars	2011	2010	2009
Interest rate contracts	$5,136	$3,231	$6,211
Foreign exchange	2,309	1,852	2,762
Equity contracts	3	995	(334)
Commodity and other	76	126	924
Credit derivatives	(290)	1,313	(3,495)
Total Citigroup (1)	$7,234	$7,517	$6,068

(1)	Also see Note 7 to the Consolidated Financial Statements.

     The amounts recognized in Other revenue in the Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009 are shown below. The table below does not include the offsetting gains/losses on the hedged items, which amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Year ended December 31,
In millions of dollars	2011	2010	2009
Interest rate contracts	$1,192	$(205)	$108
Foreign exchange	224	(2,052)	3,851
Equity contracts	—	—	(7)
Credit derivatives	115	(502)	—
Total Citigroup (1)	$1,531	$(2,759)	$3,952

(1)	Non-designated derivatives are derivative instruments not designated in qualifying hedging relationships.

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
     Derivative contracts hedging the risks associated with the changes in fair value are referred to as fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called cash flow hedges. Hedges that utilize derivatives or debt instruments to manage the foreign exchange risk associated with equity investments in non-U.S.-dollar-functional-currency foreign subsidiaries (net investment in a foreign operation) are called net investment hedges.
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

     For asset/liability management hedging, the fixed-rate long-term debt would be recorded at amortized cost under current U.S. GAAP. However, by electing to use ASC 815 (SFAS 133) fair value hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings. The related interest-rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, a management hedge, which does not meet the ASC 815 hedging criteria, would involve recording only the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings. The debt would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts and other factors that cause the change in the swap’s value and may change the underlying yield of the debt. This type of hedge is undertaken when hedging requirements cannot be achieved or management decides not to apply ASC 815 hedge accounting. Another alternative for the Company would be to elect to carry the debt at fair value under the fair value option. Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt would be reported in earnings. The related interest rate swap, with changes in fair value, would also be reflected in earnings, and provides a natural offset to the debt’s fair value change. To the extent the two offsets are not exactly equal, the difference would be reflected in current earnings.
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

The following table summarizes the gains (losses) on the Company’s fair value hedges for the years ended December 31, 2011, 2010 and 2009:

	Gains (losses) on fair value hedges		(1)
	Year ended December 31,
In millions of dollars	2011	2010	2009
Gain (loss) on derivatives in designated and qualifying fair value hedges
Interest rate contracts	$4,423	$948	$(4,228)
Foreign exchange contracts	(117)	729	863
Total gain (loss) on derivatives in designated and qualifying fair value hedges	$4,306	$1,677	$(3,365)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(4,296)	$(945)	$4,065
Foreign exchange hedges	26	(579)	(373)
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(4,270)	$(1,524)	$3,692
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$118	$(23)	$(179)
Foreign exchange hedges	1	10	138
Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$119	$(13)	$(41)
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$9	$26	$16
Foreign exchange contracts	(92)	140	352
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$(83)	$166	$368

(1)	Amounts are included in Other revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

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
     The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the years ended December 31, 2011, 2010 and 2009 is not significant.

The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges for is presented below:

	Year ended December 31,
In millions of dollars	2011	2010	2009
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$(1,827)	$(469)	$488
Foreign exchange contracts	81	(570)	689
Total effective portion of cash flow hedges included in AOCI	$(1,746)	$(1,039)	$1,177
Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(1,224)	$(1,400)	$(1,687)
Foreign exchange contracts	(257)	(500)	(308)
Total effective portion of cash flow hedges reclassified from AOCI to earnings (1)	$(1,481)	$(1,900)	$(1,995)

(1)	Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

     For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of December 31, 2011 is approximately $1.1 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
     The after-tax impact of cash flow hedges on AOCI is shown in Note 21 to the Consolidated Financial Statement

Net Investment Hedges
Consistent with ASC 830-20, Foreign Currency Matters—Foreign Currency Transactions (formerly SFAS 52, Foreign Currency Translation), ASC 815 allows hedging of the foreign currency risk of a net investment in a foreign operation. Citigroup uses foreign currency forwards, options, swaps and foreign-currency-denominated debt instruments to manage the foreign exchange risk associated with Citigroup’s equity investments in several non-U.S. dollar functional currency foreign subsidiaries. Citigroup records the change in the carrying amount of these investments in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in the Foreign currency translation adjustment account and the ineffective portion, if any, is immediately recorded in earnings.
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
     The pretax gain (loss) recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $904 million, $(3,620) million, and $(4,727) million, for the years ended December 31, 2011, 2010 and 2009, respectively.

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
     A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return which will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of December 31, 2011 and December 31, 2010, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

     The following tables summarize the key characteristics of the Company’s credit derivative portfolio as protection seller as of December 31, 2011 and December 31, 2010:

	Maximum potential	Fair
In millions of dollars as of	amount of	value
December 31, 2011	future payments	payable	(1)(2)
By industry/counterparty
Bank	$929,608	$45,920
Broker-dealer	321,293	19,026
Non-financial	1,048	98
Insurance and other financial institutions	142,579	7,447
Total by industry/counterparty	$1,394,528	$72,491
By instrument
Credit default swaps and options	$1,393,082	$72,358
Total return swaps and other	1,446	133
Total by instrument	$1,394,528	$72,491
By rating
Investment grade	$611,447	$16,913
Non-investment grade	226,939	28,034
Not rated	556,142	27,544
Total by rating	$1,394,528	$72,491
By maturity
Within 1 year	$266,723	$3,705
From 1 to 5 years	947,211	46,596
After 5 years	180,594	22,190
Total by maturity	$1,394,528	$72,491

(1)	In addition, fair value amounts payable under credit derivatives purchased were $12,361 million.
(2)	In addition, fair value amounts receivable under credit derivatives sold were $11,335 million.

	Maximum potential	Fair
In millions of dollars as of	amount of	value
December 31, 2010	future payments	payable	(1)(2)
By industry/counterparty
Bank	$784,080	$20,718
Broker-dealer	312,131	10,232
Non-financial	1,463	54
Insurance and other financial institutions	125,442	4,954
Total by industry/counterparty	$1,223,116	$35,958
By instrument
Credit default swaps and options	$1,221,211	$35,800
Total return swaps and other	1,905	158
Total by instrument	$1,223,116	$35,958
By rating
Investment grade	$487,270	$6,124
Non-investment grade	218,296	11,364
Not rated	517,550	18,470
Total by rating	$1,223,116	$35,958
By maturity
Within 1 year	$162,075	$353
From 1 to 5 years	853,808	16,524
After 5 years	207,233	19,081
Total by maturity	$1,223,116	$35,958

(1)	In addition, fair value amounts payable under credit derivatives purchased were $23,840 million.
(2)	In addition, fair value amounts receivable under credit derivatives sold were $22,638 million.

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
     The maximum potential amount of future payments under credit derivative contracts presented in the table above is based on the notional value of the derivatives. The Company believes that the maximum potential amount of future payments for credit protection sold is not representative of the actual loss exposure based on historical experience. This amount has not been reduced by the Company’s rights to the underlying assets and the related cash flows. In accordance with most credit derivative contracts, should a credit event (or settlement trigger) occur, the Company is usually liable for the difference between the protection sold and the recourse it holds in the value of the underlying assets. Thus, if the reference entity defaults, Citi will generally have a right to collect on the underlying reference credit and any related cash flows, while being liable for the full notional amount of credit protection sold to the buyer. Furthermore, this maximum potential amount of future payments for credit protection sold has not been reduced for any cash collateral paid to a given counterparty as such payments would be calculated after netting all derivative exposures, including any credit derivatives with that counterparty in accordance with a related master netting agreement. Due to such netting processes, determining the amount of collateral that corresponds to credit derivative exposures alone is not possible. The Company actively monitors open credit risk exposures, and manages this exposure by using a variety of strategies including purchased credit derivatives, cash collateral or direct holdings of the referenced assets. This risk mitigation activity is not captured in the table above.

Credit-Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that are in a liability position at December 31, 2011 and December 31, 2010 is $26 billion and $23 billion, respectively. The Company has posted $21 billion and $18 billion as collateral for this exposure in the normal course of business as of December 31, 2011 and December 31, 2010, respectively. Each downgrade would trigger additional collateral requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch as of December 31, 2011, the Company would be required to post additional collateral of $3.1 billion.

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
     In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2011, Citigroup’s most significant concentration of credit risk was with the U.S. government and its agencies. The Company’s exposure, which primarily results from trading assets and investments issued by the U.S. government and its agencies, amounted to $177.9 billion and $176.4 billion at December 31, 2011 and 2010, respectively. The Japanese and Mexican governments and their agencies, which are rated investment grade by both Moody’s and S&P, were the next largest exposures. The Company’s exposure to Japan amounted to $33.2 billion and $39.2 billion at December 31, 2011 and 2010, respectively, and was composed of investment securities, loans and trading assets. The Company’s exposure to Mexico amounted to $29.5 billion and $44.2 billion at December 31, 2011 and 2010, respectively, and was composed of investment securities, loans and trading assets.
     The Company’s exposure to state and municipalities amounted to $39.5 billion and $34.7 billion at December 31, 2011 and 2010, respectively, and was composed of trading assets, investment securities, derivatives and lending activities.

25. FAIR VALUE MEASUREMENT

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
     Under ASC 820-10, the probability of default of a counterparty is factored into the valuation of derivative positions and includes the impact of Citigroup’s own credit risk on derivatives and other liabilities measured at fair value.

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
     The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period.

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
     Where the Company’s principal market for a portfolio of loans is the securitization market, the Company uses the securitization price to determine the fair value of the portfolio. The securitization price is determined from the assumed proceeds of a hypothetical securitization in the current market, adjusted for transformation costs (i.e., direct costs other than transaction costs) and securitization uncertainties such as market conditions and liquidity. As a result of the severe reduction in the level of activity in certain securitization markets since the second half of 2007, observable securitization prices for certain directly comparable portfolios of loans have not been readily available. Therefore, such portfolios of loans are generally classified as Level 3 of the fair value hierarchy. However, for other loan securitization markets, such as commercial real estate loans, pricing verification of the hypothetical securitizations has been possible, since these markets have remained active. Accordingly, this loan portfolio is classified as Level 2 in the fair value hierarchy.

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
     In the fourth quarter of 2011, the Company began incorporating overnight indexed swap (“OIS”) curves as fair value measurement inputs for the valuation of certain collateralized interest-rate related derivatives. The OIS curves reflect the interest rates paid on cash collateral provided against the fair value of these derivatives. The Company believes using relevant OIS curves as inputs to determine fair value measurements provides a more representative reflection of the fair value of these collateralized interest-rate related derivatives. Previously, the Company used the relevant benchmark curve for the currency of the derivative (e.g., the London Interbank Offered Rate for U.S. dollar derivatives) as the discount rate for these collateralized interest-rate related derivatives. The Company recognized a pretax gain of approximately $167 million upon the change in this fair value measurement input. For further information on derivative instruments and hedging activities, see Note 23.

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
     Also included in investments are nonpublic investments in private equity and real estate entities held by the S&B business. Determining the fair value of nonpublic securities involves a significant degree of management resources and judgment as no quoted prices exist and such securities are generally very thinly traded. In addition, there may be transfer restrictions on private equity securities. The Company uses an established process for determining the fair value of such securities, using commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry-specific non-earnings-based multiples and discounted cash flow models. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances or other observable transactions. As discussed in Note 15 to the Consolidated Financial Statements, the Company uses NAV to value certain of these entities.
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

     Citigroup acted in the capacity of primary dealer for approximately $72 billion of ARS and continued to purchase residual unsold inventory in support of the auction mechanism until mid-February 2008. After this date, liquidity in the ARS market deteriorated significantly, auctions failed due to a lack of bids from third-party investors, and Citigroup ceased to purchase unsold inventory. Following a number of ARS refinancings, at December 31, 2011, Citigroup continued to act in the capacity of primary dealer for approximately $15 billion of outstanding ARS.
     The Company classifies its ARS as trading and available-for-sale securities. Trading ARS include primarily securitization positions and are classified as Asset-backed securities within Trading securities in the table below. Available-for-sale ARS include primarily preferred instruments (interests in closed-end mutual funds) and are classified as Equity securities within Investments.
     Prior to the Company’s first auction failing in the first quarter of 2008, Citigroup valued ARS based on observation of auction market prices, because the auctions had a short maturity period (7, 28 or 35 days). This generally resulted in valuations at par. Once the auctions failed, ARS could no longer be valued using observation of auction market prices. Accordingly, the fair values of ARS are currently estimated using internally developed discounted cash flow valuation techniques specific to the nature of the assets underlying each ARS.
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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010. The Company’s hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

				Gross		Net
In millions of dollars at December 31, 2011	Level 1	Level 2	Level 3	inventory	Netting (1)	balance
Assets
Federal funds sold and securities borrowed or purchased under
agreements to resell	$—	$188,034	$4,701	$192,735	$(49,873)	$142,862
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$26,674	$861	$27,535	$—	$27,535
Prime	—	118	759	877	—	877
Alt-A	—	444	165	609	—	609
Subprime	—	524	465	989	—	989
Non-U.S. residential	—	276	120	396	—	396
Commercial	—	1,715	618	2,333	—	2,333
Total trading mortgage-backed securities	$—	$29,751	$2,988	$32,739	$—	$32,739
U.S. Treasury and federal agency securities
U.S. Treasury	$15,612	$2,615	$—	$18,227	$—	$18,227
Agency obligations	—	1,169	3	1,172	—	1,172
Total U.S. Treasury and federal agency securities	$15,612	$3,784	$3	$19,399	$—	$19,399
State and municipal	$—	$5,112	$252	$5,364	$—	$5,364
Foreign government	52,429	26,601	521	79,551	—	79,551
Corporate	—	33,786	3,240	37,026	—	37,026
Equity securities	29,707	3,279	244	33,230	—	33,230
Asset-backed securities	—	1,270	5,801	7,071	—	7,071
Other debt securities	—	12,818	2,209	15,027	—	15,027
Total trading securities	$97,748	$116,401	$15,258	$229,407	$—	$229,407
Trading account derivatives
Interest rate contracts	$67	$755,473	$1,947	$757,487
Foreign exchange contracts	—	93,536	781	94,317
Equity contracts	2,240	16,376	1,619	20,235
Commodity contracts	958	11,940	865	13,763
Credit derivatives	—	81,123	9,301	90,424
Total trading account derivatives	$3,265	$958,448	$14,513	$976,226
Gross cash collateral paid				57,815
Netting agreements and market value adjustments					$(971,714)
Total trading account derivatives	$3,265	$958,448	$14,513	$1,034,041	$(971,714)	$62,327
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$59	$45,043	$679	$45,781	$—	$45,781
Prime	—	105	8	113	—	113
Alt-A	—	1	—	1	—	1
Subprime	—	—	—	—	—	—
Non-U.S. residential	—	4,658	—	4,658	—	4,658
Commercial	—	472	—	472	—	472
Total investment mortgage-backed securities	$59	$50,279	$687	$51,025	$—	$51,025
U.S. Treasury and federal agency securities
U.S. Treasury	$11,642	$38,587	$—	$50,229	$—	$50,229
Agency obligations	—	34,834	75	34,909	—	34,909
Total U.S. Treasury and federal agency securities	$11,642	$73,421	$75	$85,138	$—	$85,138

				Gross		Net
In millions of dollars at December 31, 2011	Level 1	Level 2	Level 3	inventory	Netting (1)	balance
State and municipal	$—	$13,732	$667	$14,399	$—	$14,399
Foreign government	33,544	50,523	447	84,514	—	84,514
Corporate	—	9,268	989	10,257	—	10,257
Equity securities	6,634	98	1,453	8,185	—	8,185
Asset-backed securities	—	6,962	4,041	11,003	—	11,003
Other debt securities	—	563	120	683	—	683
Non-marketable equity securities	—	518	8,318	8,836	—	8,836
Total investments	$51,879	$205,364	$16,797	$274,040	$—	$274,040
Loans (2)	$—	$583	$4,682	$5,265	$—	$5,265
Mortgage servicing rights	—	—	2,569	2,569	—	2,569
Nontrading derivatives and other financial assets measured
on a recurring basis, gross	$—	$12,151	$2,245	$14,396
Gross cash collateral paid				307
Netting agreements and market value adjustments					$(3,462)
Nontrading derivatives and other financial assets measured
on a recurring basis	$—	$12,151	$2,245	$14,703	$(3,462)	$11,241
Total assets	$152,892	$1,480,981	$60,765	$1,752,760	$(1,025,049)	$727,711
Total as a percentage of gross assets (3)	9.0%	87.4%	3.6%	100.0%
Liabilities
Interest-bearing deposits	$—	$895	$431	$1,326	$—	$1,326
Federal funds purchased and securities loaned or sold under
agreements to repurchase	—	161,582	1,061	162,643	(49,873)	112,770
Trading account liabilities
Securities sold, not yet purchased	58,456	10,941	412	69,809		69,809
Trading account derivatives
Interest rate contracts	37	738,833	1,221	740,091
Foreign exchange contracts	—	96,549	814	97,363
Equity contracts	2,822	26,961	3,356	33,139
Commodity contracts	873	11,959	1,799	14,631
Credit derivatives	—	77,153	7,573	84,726
Total trading account derivatives	$3,732	$951,455	$14,763	$969,950
Gross cash collateral received				52,811
Netting agreements and market value adjustments					$(966,488)
Total trading account derivatives	$3,732	$951,455	$14,763	$1,022,761	$(966,488)	$56,273
Short-term borrowings	—	1,067	287	1,354	—	1,354
Long-term debt	—	18,227	5,945	24,172	—	24,172
Nontrading derivatives and other financial liabilities measured
on a recurring basis, gross	$—	$3,559	$3	$3,562
Gross cash collateral received				$3,642
Netting agreements and market value adjustments					$(3,462)
Nontrading derivatives and other financial liabilities measured
on a recurring basis	$—	$3,559	$3	$7,204	$(3,462)	$3,742
Total liabilities	$62,188	$1,147,726	$22,902	$1,289,269	$(1,019,823)	$269,446
Total as a percentage of gross liabilities (3)	5.0%	93.1%	1.9%	100.0%

(1)	Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral and the market value adjustment.
(2)	There is no allowance for loan losses recorded for loans reported at fair value.
(3)	Percentage is calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding collateral paid/received on derivatives.

				Gross		Net
In millions of dollars at December 31, 2010	Level 1	Level 2	Level 3	inventory	Netting (1)	balance
Assets
Federal funds sold and securities borrowed or purchased under
agreements to resell	$—	$131,831	$4,911	$136,742	$(49,230)	$87,512
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	26,296	831	27,127	—	27,127
Prime	—	920	594	1,514	—	1,514
Alt-A	—	1,117	385	1,502	—	1,502
Subprime	—	911	1,125	2,036	—	2,036
Non-U.S. residential	—	828	224	1,052	—	1,052
Commercial	—	1,340	418	1,758	—	1,758
Total trading mortgage-backed securities	$—	$31,412	$3,577	$34,989	$—	$34,989
U.S. Treasury and federal agency securities
U.S. Treasury	$18,449	$1,719	$—	$20,168	$—	$20,168
Agency obligations	6	3,340	72	3,418	—	3,418
Total U.S. Treasury and federal agency securities	$18,455	$5,059	$72	$23,586	$—	$23,586
State and municipal	$—	$7,285	$208	$7,493	$—	$7,493
Foreign government	64,096	23,649	566	88,311	—	88,311
Corporate	—	46,263	5,004	51,267	—	51,267
Equity securities	33,509	3,151	776	37,436	—	37,436
Asset-backed securities	—	1,141	7,620	8,761	—	8,761
Other debt securities	—	13,911	1,305	15,216	—	15,216
Total trading securities	$116,060	$131,871	$19,128	$267,059	$—	$267,059
Trading account derivatives
Interest rate contracts	$509	$473,579	$2,584	$476,672
Foreign exchange contracts	11	83,465	1,025	84,501
Equity contracts	2,581	11,807	1,758	16,146
Commodity contracts	590	10,973	1,045	12,608
Credit derivatives	—	51,819	13,222	65,041
Total trading account derivatives	$3,691	$631,643	$19,634	$654,968
Gross cash collateral paid				50,302
Netting agreements and market value adjustments					$(655,057)
Total trading account derivatives	$3,691	$631,643	$19,634	$705,270	$(655,057)	$50,213
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$70	$23,531	$22	$23,623	$—	$23,623
Prime	—	1,660	166	1,826	—	1,826
Alt-A	—	47	1	48	—	48
Subprime	—	119	—	119	—	119
Non-U.S. residential	—	316	—	316	—	316
Commercial	—	47	527	574	—	574
Total investment mortgage-backed securities	$70	$25,720	$716	$26,506	$—	$26,506
U.S. Treasury and federal agency securities
U.S. Treasury	$14,031	$44,417	$—	$58,448	$—	$58,448
Agency obligations	—	43,597	17	43,614	—	43,614
Total U.S. Treasury and federal agency	$14,031	$88,014	$17	$102,062	$—	$102,062
State and municipal	$—	$12,731	$504	$13,235	$—	$13,235
Foreign government	51,419	47,902	358	99,679	—	99,679
Corporate	—	15,152	525	15,677	—	15,677
Equity securities	3,721	184	2,055	5,960	—	5,960
Asset-backed securities	—	3,624	5,424	9,048	—	9,048
Other debt securities	—	1,185	727	1,912	—	1,912
Non-marketable equity securities	—	135	6,960	7,095	—	7,095
Total investments	$69,241	$194,647	$17,286	$281,174	$—	$281,174

				Gross		Net
In millions of dollars at December 31, 2010	Level 1	Level 2	Level 3	inventory	Netting (1)	balance
Loans (2)	$—	$1,159	$3,213	$4,372	$—	$4,372
Mortgage servicing rights	—	—	4,554	4,554	—	4,554
Nontrading derivatives and other financial assets measured
on a recurring basis, gross	$—	$19,425	$2,509	$21,934
Gross cash collateral paid				$211
Netting agreements and market value adjustments					$(2,615)
Nontrading derivatives and other financial assets measured
on a recurring basis	$—	$19,425	$2,509	$22,145	$(2,615)	$19,530
Total assets	$188,992	$1,110,576	$71,235	$1,421,316	$(706,902)	$714,414
Total as a percentage of gross assets (3)	13.8%	81.0%	5.2%	100%
Liabilities
Interest-bearing deposits	$—	$988	$277	$1,265	$—	$1,265
Federal funds purchased and securities loaned or sold under
agreements to repurchase	—	169,162	1,261	170,423	(49,230)	121,193
Trading account liabilities
Securities sold, not yet purchased	$59,968	$9,169	$187	$69,324	$—	$69,324
Trading account derivatives
Interest rate contracts	489	472,936	3,314	476,739
Foreign exchange contracts	2	87,411	861	88,274
Equity contracts	2,551	27,486	3,397	33,434
Commodity contracts	482	10,968	2,068	13,518
Credit derivatives	—	48,535	10,926	59,461
Total trading account derivatives	$3,524	$647,336	$20,566	$671,426
Gross cash collateral received				38,319
Netting agreements and market value adjustments					$(650,015)
Total trading account derivatives	$3,524	$647,336	$20,566	$709,745	$(650,015)	$59,730
Short-term borrowings	—	1,627	802	2,429	—	2,429
Long-term debt	—	17,612	8,385	25,997	—	25,997
Nontrading derivatives and other financial liabilities measured
on a recurring basis, gross	$—	$9,266	$19	$9,285
Gross cash collateral received				$3,040
Netting agreements and market value adjustments					$(2,615)
Nontrading derivatives and other financial liabilities measured
on a recurring basis	$—	$9,266	$19	$12,325	$(2,615)	$9,710
Total liabilities	$63,492	$855,160	$31,497	$991,508	$(701,860)	$289,648
Total as a percentage of gross liabilities (3)	6.7%	90.0%	3.3%	100%

(1)	Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral and the market value adjustment.
(2)	There is no allowance for loan losses recorded for loans reported at fair value.
(3)	Percentage is calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding collateral paid/received on derivatives.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the twelve months ended December 31, 2011 and December 31, 2010. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

		Net realized/unrealized			Transfers						Unrealized
		gains (losses) included in			in and/or						gains
	Dec. 31,	Principal			out of					Dec. 31,	(losses)
In millions of dollars	2010	transactions	Other	(1)(2)	Level 3	Purchases	Issuances	Sales	Settlements	2011	still held (3)
Assets
Fed funds sold and securities
borrowed or purchased under agreements to resell	$4,911	$90		$—	$(300)	$—	$—	$—	$—	$4,701	$89
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored
agency guaranteed	$831	$(62)		$—	$169	$677	$73	$(686)	$(141)	$861	$(100)
Prime	594	125		—	59	1,608	—	(1,608)	(19)	759	48
Alt-A	385	19		—	(8)	1,638	—	(1,849)	(20)	165	2
Subprime	1,125	(2)		—	(148)	550	—	(1,021)	(39)	465	103
Non-U.S. residential	224	6		—	(41)	354	—	(423)	—	120	(35)
Commercial	418	33		—	345	418	—	(570)	(26)	618	(57)
Total trading mortgage- backed securities	$3,577	$119		$—	$376	$5,245	$73	$(6,157)	$(245)	$2,988	$(39)
U.S. Treasury and federal agency securities
U.S. Treasury	$—	$—		$—	$—	$—	$—	$—	$—	$—	$—
Agency obligations	72	9		—	(45)	8	—	(41)	—	3	—
Total U.S. Treasury and federal
agency securities	$72	$9		$—	$(45)	$8	$—	$(41)	$—	$3	$—
State and municipal	$208	$67		$—	$102	$1,128	$—	$(1,243)	$(10)	$252	$(35)
Foreign government	566	(33)		—	(243)	1,556	—	(797)	(528)	521	(22)
Corporate	5,004	(60)		—	1,452	3,272	—	(3,864)	(2,564)	3,240	(680)
Equity securities	776	(202)		—	(145)	191	—	(376)	—	244	(143)
Asset-backed securities	7,620	128		—	606	5,198	—	(6,069)	(1,682)	5,801	(779)
Other debt securities	1,305	(170)		—	185	1,573	—	(680)	(4)	2,209	68
Total trading securities	$19,128	$(142)		$—	$2,288	$18,171	$73	$(19,227)	$(5,033)	$15,258	$(1,630)
Derivatives, net (4)
Interest rate contracts	$(730)	$(242)		$—	$1,549	$111	$—	$(21)	$59	$726	$52
Foreign exchange contracts	164	31		—	(83)	11	—	(3)	(153)	(33)	(100)
Equity contracts	(1,639)	471		—	(28)	362	—	(242)	(661)	(1,737)	(1,139)
Commodity contracts	(1,023)	426		—	(83)	2	—	(104)	(152)	(934)	(48)
Credit derivatives	2,296	520		—	183	8	—	(1)	(1,278)	1,728	1,615
Total derivatives, net (4)	$(932)	$1,206		$—	$1,538	$494	$—	$(371)	$(2,185)	$(250)	$380
Investments
Mortgage-backed securities
U.S. government-sponsored
agency guaranteed	$22	$—		$(22)	$416	$270	$—	$(7)	$—	$679	$(38)
Prime	166	—		(1)	(109)	7	—	(54)	(1)	8	—
Alt-A	1	—		(1)	—	—	—	—	—	—	—
Subprime	—	—		—	—	—	—	—	—	—	—
Commercial	527	—		(4)	(513)	42	—	(52)	—	—	—
Total investment mortgage-backed
debt securities	$716	$—		$(28)	$(206)	$319	$—	$(113)	$(1)	$687	$(38)
U.S. Treasury and federal agency securities	$17	$—		$—	$60	$—	$—	$(2)	$—	$75	$—
State and municipal	504	—		(10)	(59)	324	—	(92)	—	667	(20)
Foreign government	$358	$—		$13	$(21)	$352	$—	$(67)	$(188)	$447	$6
Corporate	525	—		(106)	199	732	—	(56)	(305)	989	6
Equity securities	2,055	—		(38)	(31)	—	—	(84)	(449)	1,453	—
Asset-backed securities	5,424	—		43	55	106	—	(460)	(1,127)	4,041	5
Other debt securities	727	—		26	121	35	—	(289)	(500)	120	(2)
Non-marketable equity securities	6,960	—		862	(886)	4,881	—	(1,838)	(1,661)	8,318	580
Total investments	$17,286	$—		$762	$(768)	$6,749	$—	$(3,001)	$(4,231)	$16,797	$537

		Net realized/unrealized			Transfers						Unrealized
		gains (losses) included in			in and/or						gains
	Dec. 31,	Principal			out of				Dec. 31,		(losses)
In millions of dollars	2010	transactions	Other	(1)(2)	Level 3	Purchases	Issuances	Sales	Settlements	2011	still held (3)
Loans	$3,213	$—		$(309)	$425	$250	$2,002	$(85)	$(814)	$4,682	$(265)
Mortgage servicing rights	4,554	—		(1,465)	—	—	408	(212)	(716)	2,569	(1,465)
Other financial assets measured
on a recurring basis	2,509	—		109	(90)	57	553	(172)	(721)	2,245	112
Liabilities
Interest-bearing deposits	$277	$—		$86	$(72)	$—	$325	$—	$(13)	$431	$(76)
Federal funds purchased and
securities loaned or sold
under agreements to repurchase	1,261	(22)		—	45	—	—	(117)	(150)	1,061	(64)
Trading account liabilities
Securities sold, not yet purchased	187	48		—	438	—	—	413	(578)	412	42
Short-term borrowings	802	190		—	(432)	—	551	—	(444)	287	39
Long-term debt	8,385	181		266	(937)	—	1,084	—	(2,140)	5,945	(225)
Other financial liabilities measured
on a recurring basis	19	—		(19)	7	1	13	(1)	(55)	3	(3)

		Net realized/unrealized			Transfers	Purchases,		Unrealized
		gains (losses) included in			in and/or	issuances		gains
	December 31,	Principal			out of	and	December 31,	(losses)
In millions of dollars	2009	transactions	Other	(1)(2)	Level 3	settlements	2010	still held (3)
Assets
Fed funds sold and securities borrowed or
purchased under agreements to resell (5)	$1,127	$100	$ —		$3,019	$665	$4,911	$374
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	972	(108)	—		170	(203)	831	(48)
Prime	384	77	—		255	(122)	594	27
Alt-A	387	54	—		259	(315)	385	(51)
Subprime	8,998	321	—		(699)	(7,495)	1,125	94
Non-U.S. residential	572	47	—		528	(923)	224	39
Commercial	2,451	64	—		(308)	(1,789)	418	55
Total trading mortgage-backed securities	$13,764	$455	$ —		$205	$(10,847)	$3,577	$116
U.S. Treasury and federal agency securities
U.S. Treasury	$—	$—	$ —		$—	$—	$—	$—
Agency obligations	—	(3)	—		63	12	72	(24)
Total U.S. Treasury and federal
agency securities	$—	$(3)	$ —		$63	$12	$72	$(24)
State and municipal	$222	$53	$ —		$297	$(364)	$208	$7
Foreign government	459	20	—		(68)	155	566	(10)
Corporate	7,801	140	—		(818)	(2,119)	5,004	305
Equity securities	640	77	—		312	(253)	776	416
Asset-backed securities	3,825	89	—		4,988	(1,282)	7,620	(5)
Other debt securities	13,231	48	—		90	(12,064)	1,305	8
Total trading securities	$39,942	$879	$ —		$5,069	$(26,762)	$19,128	$813
Derivatives, net (4)
Interest rate contracts	$(374)	$513	$ —		$467	$(1,336)	$(730)	$20
Foreign exchange contracts	(38)	203	—		(43)	42	164	(314)
Equity contracts	(1,110)	(498)	—		(331)	300	(1,639)	(589)
Commodity and other contracts	(529)	(299)	—		(95)	(100)	(1,023)	(486)
Credit derivatives	5,159	(1,405)	—		(635)	(823)	2,296	(867)
Total derivatives, net (4)	$3,108	$(1,486)	$ —		$(637)	$(1,917)	$(932)	$(2,236)

		Net realized/unrealized			Transfers	Purchases,		Unrealized
		gains (losses) included in			in and/or	issuances		gains
	December 31,	Principal			out of	and	December 31,	(losses)
In millions of dollars	2009	transactions	Other	(1)(2)	Level 3	settlements	2010	still held (3)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$2	$—		$(1)	$21	$—	$22	$—
Prime	736	—		(35)	(493)	(42)	166	—
Alt-A	55	—		12	24	(90)	1	—
Subprime	1	—		(2)	1	—	—	—
Commercial	746	—		(443)	3	221	527	—
Total investment mortgage-backed
debt securities	$1,540	$—		$(469)	$(444)	$89	$716	$—
U.S. Treasury and federal agency securities	$21	$—		$(21)	$—	$17	$17	$(1)
State and municipal	217	—		—	481	(194)	504	(75)
Foreign government	270	—		9	15	64	358	1
Corporate	674	—		32	(49)	(132)	525	(32)
Equity securities	2,513	—		65	(1)	(522)	2,055	(77)
Asset-backed securities	8,272	—		(123)	(111)	(2,614)	5,424	(15)
Other debt securities	560	—		(13)	(13)	193	727	25
Non-marketable equity securities	7,336	—		662	18	(1,056)	6,960	512
Total investments	$21,403	$—		$142	$(104)	$(4,155)	$17,286	$338
Loans	$213	$—		$(158)	$1,217	$1,941	$3,213	$(332)
Mortgage servicing rights	6,530	—		(1,146)	—	(830)	4,554	(1,146)
Other financial assets measured on a
recurring basis	1,101	—		(87)	2,022	(527)	2,509	(87)
Liabilities
Interest-bearing deposits	$28	$—		$11	$(41)	$301	$277	$(71)
Federal funds purchased and securities
loaned or sold under agreements to
repurchase	929	(28)		—	174	130	1,261	(104)
Trading account liabilities
Securities sold, not yet purchased	774	(39)		—	(47)	(579)	187	(153)
Short-term borrowings	231	(6)		—	614	(49)	802	(78)
Long-term debt	9,654	125		201	389	(1,332)	8,385	(225)
Other financial liabilities measured on a
recurring basis	13	—		(52)	—	(46)	19	(20)
(1)	Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income (loss), while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.
(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.
(3)	Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2011 and 2010.
(4)	Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.
(5)	Reflects the reclassification of $1,127 million of structured reverse repos from Federal funds purchased and securities loaned or sold under agreements to repurchase to Federal funds sold and securities borrowed or purchased under agreements to resell. These structured reverse repos assets were incorrectly classified in 2009, but were correctly classified on Citi’s Consolidated Balance Sheet for all periods.

     The significant changes from December 31, 2010 to December 31, 2011 in Level 3 assets and liabilities were due to:

  A net decrease in trading securities of $3.9 billion that included:

–  The reclassification of $4.3 billion of securities from Investments held-to-maturity to Trading account assets. These reclassifications have been included in purchases in the Level 3 roll-forward table above. The Level 3 assets reclassified, and subsequently sold, included $2.8 billion of trading mortgage-backed securities (of which $1.5 billion were Alt-A, $1.0 billion were prime, $0.2 billion were subprime and $0.1 billion were commercial), $0.9 billion of state and municipal debt securities, $0.3 billion of corporate debt securities and $0.2 billion of asset-backed securities.
–  Purchases of corporate debt trading securities of $3.0 billion and sales of $3.6 billion, reflecting strong trading activity.

–  Purchases of asset-backed securities of $5.0 billion and sales of $5.9 billion, reflecting trading in CLO and CDO positions.
–  Transfers of $2.3 billion from Level 2 to Level 3, consisting mainly of transfers of corporate debt securities of $1.5 billion due primarily to less price transparency for these securities.
–  Settlements of $5.0 billion, which included $1.2 billion related to the scheduled termination of a structured transaction, with a corresponding decrease in Long-term debt, and $1 billion of redemptions of auction rate securities.

  A net increase in interest rate contracts of $1.5 billion, including transfers of $1.5 billion from Level 2 to Level 3.
  A net decrease in credit derivatives of $0.6 billion. The net decrease was comprised of gains of $0.5 billion recorded in Principal transactions, relating mainly to total return swaps referencing returns on corporate loans, offset by losses on the referenced loans which are classified as Level 2. Settlements of $1.3 billion related primarily to the settlement of certain contracts under which the Company had purchased credit protection on commercial mortgage-backed securities from a single counterparty.
  A net decrease in Level 3 Investments of $0.5 billion. There was a net increase in non-marketable equity securities of $1.4 billion. Purchases of non-marketable equity securities of $4.9 billion included Citi’s acquisition of the share capital of Maltby Acquisitions Limited, the holding company that controls EMI Group Ltd. Purchases also included subscriptions in Citi-advised private equity and hedge funds. Sales of $1.8 billion and settlements of $1.7 billion related primarily to sales and redemptions by the Company of investments in private equity and hedge funds.
  A net increase in Loans of $1.5 billion, including transfers from Level 2 to Level 3 of $0.4 billion, due to a lack of observable prices. Issuances of $2.0 billion included new margin loans advanced by the Company.
  A net decrease in Mortgage servicing rights of $2.0 billion, due to a reduction in interest rates.
  A net decrease in Level 3 Long-term debt of $2.4 billion, which included settlements of $2.1 billion, $1.2 billion of which related to the scheduled termination of a structured transaction, with a corresponding decrease in corporate debt trading securities.

     The significant changes from December 31, 2009 to December 31, 2010 in Level 3 assets and liabilities are due to:

  An increase in Federal funds sold and securities borrowed or purchased under agreements to resell of $3.8 billion, driven primarily by transfers of certain collateralized long-dated callable reverse repos (structured reverse repos) of $3.0 billion from Level 2 to Level 3. The Company has noted that there is more transparency and observability for repo curves (used in the determination of the fair value of structured reverse repos) with a tenor of five years or less; thus, structured reverse repos that are expected to mature beyond the five-year point are generally classified as Level 3. The primary factor driving the change in expected maturities in structured reverse repo transactions is the embedded call option feature that enables the investor (the Company) to elect to terminate the trade early. During 2010, the decrease in interest rates caused the estimated maturity dates of certain structured reverse repos to lengthen to more than five years, resulting in the transfer from Level 2 to Level 3.
  A net decrease in trading securities of $20.8 billion that was driven by:

–  A net decrease of $10.2 billion in trading mortgage-backed securities, driven mainly by liquidations of subprime securities of $7.5 billion and commercial mortgage-backed securities of $1.8 billion;
–  A net increase of $3.8 billion in asset-backed securities, including transfers to Level 3 of $5.0 billion. Substantially all of these Level 3 transfers related to the reclassification of certain securities to trading securities under the fair value option upon adoption of ASU 2010-11 on July 1, 2010, as described in Note 1 to the Consolidated Financial Statements (for purposes of the Level 3 roll-forward table above, Level 3 investments that were reclassified to trading upon adoption of ASU 2010-11 have been classified as transfers to Level 3 trading securities); and
–  A decrease of $11.9 billion in Other debt securities, due primarily to the impact of the consolidation of the credit card securitization trusts by the Company upon adoption of SFAS 166/167 on January 1, 2010. Upon consolidation of the trusts, the Company recorded the underlying credit card receivables on its Consolidated Balance Sheet as Loans accounted for at amortized cost. At January 1, 2010, the Company’s investments in the trusts and other inter-company balances were eliminated. At January 1, 2010, the Company’s investment in these newly consolidated VIEs, which is eliminated for accounting purposes, included certificates issued by these trusts of $11.1 billion that were classified as Level 3 at December 31, 2009. The impact of the elimination of these certificates has been reflected as net settlements in the Level 3 roll-forward table above.

  A net decrease in Derivatives of $4.0 billion, including net trading losses of $1.5 billion, net settlements of $1.9 billion and net transfers out of Level 3 to Level 2 of $0.6 billion.
  A net decrease in Level 3 Investments of $4.1 billion, including net sales of asset-backed securities of $2.6 billion and sales of non-marketable equity securities of $1.1 billion.
  A net increase in Loans of $3 billion, due largely to the Company’s consolidation of certain VIEs upon the adoption of SFAS 167 on January 1, 2010, for which the fair value option was elected. The impact from consolidation of these VIEs on Level 3 loans has been reflected as purchases in the Level 3 roll-forward above.
  A decrease in Mortgage servicing rights of $2 billion due primarily to losses of $1.1 billion, resulting from a reduction in interest rates.
  A decrease in Long-term debt of $1.3 billion, driven mainly by $1.3 billion of net terminations of structured notes.

Transfers between Level 1 and Level 2 of the Fair
Value Hierarchy
The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the twelve months ended December 31, 2011 and December 31, 2010.

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
     The following table presents the carrying amounts of all assets that were still held as of December 31, 2011 and December 31, 2010, and for which a nonrecurring fair value measurement was recorded during the twelve months then ended:

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2011
Loans held-for-sale	$2,644	$1,668	$976
Other real estate owned	271	88	183
Loans (1)	3,911	3,185	726
Total assets at fair value on a
nonrecurring basis	$6,826	$4,941	$1,885

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2010 (1)	$3,083	$859	$2,224

(1)	Excludes loans held for investment whose carrying amount is based on the fair value of underlying collateral.

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

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at December 31, 2011 and 2010.

In millions of dollars	December 31, 2011
Loans held-for-sale	$(201)
Other real estate owned	(71)
Loans (1)	(973)
Total nonrecurring fair value gains/losses	$(1,245)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

In millions of dollars	December 31, 2010
Total nonrecurring fair value gains/losses (1)	$(51)

(1)	Excludes loans held for investment whose carrying amount is based on the fair value of underlying collateral.

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
     All servicing rights must now be recognized initially at fair value. The Company has elected fair value accounting for its mortgage servicing rights. See Notes 1 and 22 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.

     The following table presents, as of December 31, 2011 and 2010, the fair value of those positions selected for fair value accounting, as well as the changes in fair value gains and losses for the years ended December 31, 2011 and 2010:

	Fair value at		Changes in fair value gains (losses) for the years ended December 31,
	December 31,	December 31,
In millions of dollars	2011	2010	2011	2010
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell and securities borrowed (1)	$142,862	$87,512	$(138)	$56
Trading account assets	14,179	14,289	(1,775)	611
Investments	526	646	233	98
Loans
Certain Corporate loans (2)	3,939	2,627	82	(214)
Certain Consumer loans (2)	1,326	1,745	(281)	193
Total loans	$5,265	$4,372	$(199)	$(21)
Other assets
MSRs	$2,569	$4,554	$(1,465)	$(1,146)
Certain mortgage loans (HFS)	6,213	7,230	172	9
Certain equity method investments	47	229	(17)	(37)
Total other assets	$8,829	$12,013	$(1,310)	$(1,174)
Total assets	$171,661	$118,832	$(3,189)	$(430)
Liabilities
Interest-bearing deposits	$1,326	$1,265	$121	$8
Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase and securities loaned (1)	112,770	121,193	(108)	149
Trading account liabilities	1,763	3,953	872	(481)
Short-term borrowings	1,354	2,429	370	(13)
Long-term debt	24,172	25,997	2,559	(215)
Total	$141,385	$154,837	$3,814	$(552)

(1)	Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase.
(2)	Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of SFAS 167 on January 1, 2010.

Own Debt Valuation Adjustment
Own debt valuation adjustments are recognized on Citi’s debt liabilities for which the fair value option has been elected using Citi’s credit spreads observed in the bond market. The fair value of debt liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company’s credit spreads. The estimated change in the fair value of these debt liabilities due to such changes in the Company’s own credit risk (or instrument-specific credit risk) was a gain of $1,774 million and a loss of $589 million for the years ended December 31, 2011 and 2010, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

The Fair Value Option for Financial Assets and
Financial Liabilities

Selected portfolios of securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase, securities loaned and certain non-collateralized short-term borrowings
The Company elected the fair value option for certain portfolios of fixed-income securities purchased under agreements to resell and fixed-income securities sold under agreements to repurchase, securities borrowed, securities loaned (and certain non-collateralized short-term borrowings) on broker-dealer entities in the United States, United Kingdom and Japan. In each case, the election was made because the related interest-rate risk is managed on a portfolio basis, primarily with derivative instruments that are accounted for at fair value through earnings.
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
     The notional amount of these unfunded letters of credit was $0.6 billion as of December 31, 2011 and $1.1 billion as of December 31, 2010. The amount funded was insignificant with no amounts 90 days or more past due or on non-accrual status at December 31, 2011 and 2010.
     These items have been classified in Trading account assets or Trading account liabilities on the Consolidated Balance Sheet. Changes in fair value of these items are classified in Principal transactions in the Company’s Consolidated Statement of Income.

Certain loans and other credit products
Citigroup has elected the fair value option for certain originated and purchased loans, including certain unfunded loan products, such as guarantees and letters of credit, executed by Citigroup’s lending and trading businesses. None of these credit products is a highly leveraged financing commitment. Significant groups of transactions include loans and unfunded loan products that are expected to be either sold or securitized in the near term, or transactions where the economic risks are hedged with derivative instruments such as purchased credit default swaps or total return swaps where the Company pays the total return on the underlying loans to a third party. Citigroup has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications. Fair value was not elected for most lending transactions across the Company, including where management objectives would not be met.

The following table provides information about certain credit products carried at fair value at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$14,150	$3,735	$14,241	$1,748
Aggregate unpaid principal balance in excess of fair value	540	(3)	167	(88)
Balance of non-accrual loans or loans more than 90 days past due	134	—	221	—
Aggregate unpaid principal balance in excess of fair value for non-accrual
loans or loans more than 90 days past due	43	—	57	—

     In addition to the amounts reported above, $648 million and $621 million of unfunded loan commitments related to certain credit products selected for fair value accounting were outstanding as of December 31, 2011 and 2010, respectively.
     Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the years ended December 31, 2011 and 2010 due to instrument-specific credit risk totaled to a gain of $53 million and a loss of $6 million, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value at December 31, 2011 and, 2010:

In millions of dollars	December 31, 2011	December 31, 2010
Carrying amount reported on the Consolidated Balance Sheet	$6,213	$7,230
Aggregate fair value in excess of unpaid principal balance	274	81
Balance of non-accrual loans or loans more than 90 days past due	—	1
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	1

     The changes in fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. The changes in fair value during the years ended December 31, 2011 and 2010 due to instrument-specific credit risk resulted in a loss of $0.1 million and $1 million, respectively. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

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
     With respect to the consolidated mortgage VIEs, the Company determined the fair value for the mortgage loans and long-term debt utilizing internal valuation techniques. The fair value of the long-term debt measured using internal valuation techniques is verified, where possible, to prices obtained from independent vendors. Vendors compile prices from various sources and may apply matrix pricing for similar securities when no price is observable. Security pricing associated with long-term debt that is valued using observable inputs is classified as Level 2 and debt that is valued using one or more significant unobservable inputs is classified as Level 3. The fair value of mortgage loans of each VIE is derived from the security pricing. When substantially all of the long-term debt of a VIE is valued using Level 2 inputs, the corresponding mortgage loans are classified as Level 2. Otherwise, the mortgage loans of a VIE are classified as Level 3.

     With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup’s Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company’s Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a loss of $275 million a gain of $190 million for the years ended December 31, 2011 and 2010, respectively.
     The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup’s Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company’s Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $984 million and $857 million as of December 31, 2011 and 2010, respectively.

     The following table provides information about Corporate and Consumer loans of consolidated VIEs carried at fair value at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
In millions of dollars	Corporate loans	Consumer loans	Corporate loans	Consumer loans
Carrying amount reported on the Consolidated Balance Sheet	$198	$1,292	$425	$1,718
Aggregate unpaid principal balance in excess of fair value	394	436	357	527
Balance of non-accrual loans or loans more than 90 days past due	23	86	45	133
Aggregate unpaid principal balance in excess of fair value for non-accrual
loans or loans more than 90 days past due	42	120	43	139

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

     The following table provides information about long-term debt carried at fair value, excluding the debt issued by the consolidated VIEs, at December 31, 2011 and 2010:

In millions of dollars	December 31, 2011	December 31, 2010
Carrying amount reported on the Consolidated Balance Sheet	$22,614	$22,055
Aggregate unpaid principal balance in excess of fair value	1,680	477

The following table provides information about short-term borrowings carried at fair value at December 31, 2011 and 2010:

In millions of dollars	December 31, 2011	December 31, 2010
Carrying amount reported on the Consolidated Balance Sheet	$1,354	$2,429
Aggregate unpaid principal balance in excess of fair value	49	81

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

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
In billions of dollars	value	fair value	value	fair value
Assets
Investments	$293.4	$292.4	$318.2	$319.0
Federal funds sold and securities borrowed
or purchased under
agreements to resell	275.8	275.8	246.7	246.7
Trading account assets	291.7	291.7	317.3	317.3
Loans (1)	614.6	603.9	605.5	584.3
Other financial assets (2)	257.5	257.2	280.5	280.2

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
In billions of dollars	value	fair value	value	fair value
Liabilities
Deposits	$865.9	$865.8	$845.0	$843.2
Federal funds purchased and
securities loaned or sold under
agreements to repurchase	198.4	198.4	189.6	189.6
Trading account liabilities	126.1	126.1	129.1	129.1
Long-term debt	323.5	313.8	381.2	384.5
Other financial liabilities (3)	146.2	146.2	171.2	171.2

(1)	The carrying value of loans is net of the Allowance for loan losses of $30.1 billion for December 31, 2011 and $40.7 billion for December 31, 2010. In addition, the carrying values exclude $2.5 billion and $2.6 billion of lease finance receivables at December 31, 2011 and December 31, 2010, respectively.
(2)	Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverable, mortgage servicing rights, separate and variable accounts and other financial instruments included in Other assets on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.
(3)	Includes brokerage payables, separate and variable accounts, short-term borrowings and other financial instruments included in Other liabilities on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

     Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value and as existing assets and liabilities run off and new transactions are entered into.
     The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup’s loans, in aggregate, by $10.7 billion and by $21.2 billion at December 31, 2011 and December 31, 2010, respectively. At December 31, 2011, the carrying values, net of allowances, exceeded the estimated fair values by $8.4 billion and $2.3 billion for Consumer loans and Corporate loans, respectively.
     The estimated fair values of the Company’s corporate unfunded lending commitments at December 31, 2011 and December 31, 2010 were liabilities of $4.7 billion and $5.6 billion, respectively. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

28. PLEDGED ASSETS, COLLATERAL, COMMITMENTS
AND GUARANTEES

Pledged Assets
In connection with the Company’s financing and trading activities, the Company has pledged assets to collateralize its obligations under repurchase agreements, securities financing agreements, secured liabilities of consolidated VIEs and other borrowings. At December 31, 2011 and 2010, the approximate carrying values of the significant components of pledged assets recognized on the Company’s balance sheet include:

In millions of dollars	2011	2010
Investment securities	$129,093	$154,692
Loans	235,031	269,607
Trading account assets	114,539	140,695
Total	$478,663	$564,994

     In addition, included in cash and due from banks at December 31, 2011 and 2010 are $13.6 billion and $15.6 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.
     At December 31, 2011 and 2010, the Company had $1.4 billion and $1.1 billion, respectively, of outstanding letters of credit from third-party banks to satisfy various collateral and margin requirements.

Collateral
At December 31, 2011 and 2010, the approximate fair value of collateral received by the Company that may be resold or repledged by the Company, excluding the impact of allowable netting, was $350.0 billion and $335.3 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions and margined broker loans.
     At December 31, 2011 and 2010, a substantial portion of the collateral received by the Company had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities borrowings and loans, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions and bank loans.

     In addition, at December 31, 2011 and 2010, the Company had pledged $187 billion and $271 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

Lease Commitments
Rental expense (principally for offices and computer equipment) was $1.6 billion, $1.6 billion and $2.0 billion for the years ended December 31, 2011, 2010 and 2009, respectively.
     Future minimum annual rentals under noncancelable leases, net of sublease income, are as follows:

In millions of dollars
2012	$1,199
2013	1,096
2014	1,008
2015	906
2016	793
Thereafter	2,292
Total	$7,294

Guarantees
The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. For certain contracts meeting the definition of a guarantee, the guarantor must recognize, at inception, a liability for the fair value of obligation undertaken in issuing the guarantee.
     In addition, the guarantor must disclose the maximum potential amount of future payments the guarantor could be required to make under the guarantee, if there were a total default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses, if any, on these guarantees. The following tables present information about the Company’s guarantees at December 31, 2011 and December 31, 2010:

	Maximum potential amount of future payments
	Expire within	Expire after	Total amount	Carrying value
In billions of dollars at December 31, except carrying value in millions	1 year	1 year	outstanding	(in millions)
2011
Financial standby letters of credit	$25.2	$79.5	$104.7	$417.5
Performance guarantees	7.8	4.5	12.3	43.9
Derivative instruments considered to be guarantees	11.1	10.2	21.3	2,569.7
Loans sold with recourse	—	0.4	0.4	89.6
Securities lending indemnifications (1)	90.9	—	90.9	—
Credit card merchant processing (1)	70.2	—	70.2	—
Custody indemnifications and other	—	40.0	40.0	30.7
Total	$205.2	$134.6	$339.8	$3,151.4

(1)	The carrying values of securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.

	Maximum potential amount of future payments
In billions of dollars at December 31,	Expire within	Expire after	Total amount	Carrying value
except carrying value in millions	1 year	1 year	outstanding	(in millions)
2010
Financial standby letters of credit	$26.4	$68.4	$94.8	$225.9
Performance guarantees	9.1	4.6	13.7	35.8
Derivative instruments considered to be guarantees	7.5	7.5	15.0	1,445.2
Loans sold with recourse	—	0.4	0.4	117.3
Securities lending indemnifications (1)	70.4	—	70.4	—
Credit card merchant processing (1)	65.0	—	65.0	—
Custody indemnifications and other	—	40.2	40.2	253.8
Total	$178.4	$121.1	$299.5	$2,078.0

(1)	The carrying values of securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.

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
     The derivative instruments considered to be guarantees, which are presented in the tables above, include only those instruments that require Citi to make payments to the counterparty based on changes in an underlying instrument that is related to an asset, a liability, or an equity security held by the guaranteed party. More specifically, derivative instruments considered to be guarantees include certain over-the-counter written put options where the counterparty is not a bank, hedge fund or broker-dealer (such counterparties are considered to be dealers in these markets and may, therefore, not hold the underlying instruments). However, credit derivatives sold by the Company are excluded from this presentation, as they are disclosed separately in Note 23 to the Consolidated Financial Statements. In addition, non-credit derivative contracts that are cash settled and for which the Company is unable to assert that it is probable the counterparty held the underlying instrument at the inception of the contract also are excluded from the disclosure above.
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
     In addition to the amounts shown in the table above, the repurchase reserve for Consumer mortgages representations and warranties was $1,188 million and $969 million at December 31, 2011 and December 31, 2010, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.
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
  claims appeal success rate; and
  estimated loss per repurchase or make-whole.

     Citi estimates that if there were a simultaneous 10% adverse change in each of the significant assumptions, the repurchase reserve would increase by approximately $620 million as of December 31, 2011. This potential change is hypothetical and intended to indicate the sensitivity of the repurchase reserve to changes in the key assumptions. Actual changes in the key assumptions may not occur at the same time or to the same degree (i.e., an adverse change in one assumption may be offset by an improvement in another). Citi does not believe it has sufficient information to estimate a range of reasonably possible loss (as defined under ASC 450) relating to its Consumer representations and warranties.

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

Credit card merchant processing
Credit card merchant processing guarantees represent the Company’s indirect obligations in connection with the processing of private label and bank card transactions on behalf of merchants.
     Citigroup’s primary credit card business is the issuance of credit cards to individuals. In addition, the Company: (a) provides transaction processing services to various merchants with respect to its private-label cards and (b) has potential liability for bank card transaction processing services. The nature of the liability in either case arises as a result of a billing dispute between a merchant and a cardholder that is ultimately resolved in the cardholder’s favor. The merchant is liable to refund the amount to the cardholder. In general, if the credit card processing company is unable to collect this amount from the merchant, the credit card processing company bears the loss for the amount of the credit or refund paid to the cardholder.
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
     With regard to (b) above, the Company has a potential liability for bank card transactions where Citi provides the transaction processing services as well as those where a third party provides the services and Citi acts as a secondary guarantor, should that processor fail to perform.
     The Company’s maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge back transactions at any given time. At December 31, 2011 and December 31, 2010, this maximum potential exposure was estimated to be $70 billion and $65 billion, respectively.

     However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company’s historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At December 31, 2011 and December 31, 2010, the estimated losses incurred and the carrying amounts of the Company’s contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications
Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients’ assets.

Other guarantees and indemnifications

Credit Card Protection Programs
The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2011 and 2010, the actual and estimated losses incurred and the carrying value of the Company’s obligations related to these programs were immaterial.

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

Value-Transfer Networks
The Company is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. The Company’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. We believe the risk of loss is remote given historical experience with the VTNs. Accordingly, the Company’s participation in VTNs is not reported in the Company’s guarantees tables above and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2011 or December 31, 2010 for potential obligations that could arise from the Company’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $4.4 billion at December 31, 2011 and $3.6 billion at December 31, 2010) is designed to cover the insurance company’s statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time. If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citigroup must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of December 31, 2011 related to this indemnification. However, Citi continues to closely monitor its potential exposure under this indemnification obligation.

Carrying Value—Guarantees and Indemnifications
At December 31, 2011 and December 31, 2010, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $3.2 billion and $2.1 billion, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at December 31, 2011 and December 31, 2010, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1,136 million and $1,066 million, respectively, relating to letters of credit and unfunded lending commitments.

Collateral
Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $35 billion at December 31, 2011 and December 31, 2010. Securities and other marketable assets held as collateral amounted to $65 billion and $41 billion at December 31, 2011 and December 31, 2010, respectively, the majority of which collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of the Company held as collateral amounted to $1.5 billion and $2.0 billion at December 31, 2011 and December 31, 2010, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Performance risk
Citi evaluates the performance risk of its guarantees based on the assigned referenced counterparty internal or external ratings. Where external ratings are used, investment-grade ratings are considered to be Baa/BBB and above, while anything below is considered non-investment grade. The Citi internal ratings are in line with the related external rating system. On certain underlying referenced credits or entities, ratings are not available. Such referenced credits are included in the “not rated” category. The maximum potential amount of the future payments related to guarantees and credit derivatives sold is determined to be the notional amount of these contracts, which is the par amount of the assets guaranteed.

     Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of December 31, 2011 and December 31, 2010. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. Such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
	Investment	Non-investment	Not
In billions of dollars as of December 31, 2011	grade	grade	rated	Total
Financial standby letters of credit	$79.3	$17.2	$8.2	$104.7
Performance guarantees	6.9	3.2	2.2	12.3
Derivative instruments deemed to be guarantees	—	—	21.3	21.3
Loans sold with recourse	—	—	0.4	0.4
Securities lending indemnifications	—	—	90.9	90.9
Credit card merchant processing	—	—	70.2	70.2
Custody indemnifications and other	40.0	—	—	40.0
Total	$126.2	$20.4	$193.2	$339.8

	Maximum potential amount of future payments
	Investment	Non-investment	Not
In billions of dollars as of December 31, 2010	grade	grade	rated	Total
Financial standby letters of credit	$58.7	$13.2	$22.9	$94.8
Performance guarantees	7.0	3.4	3.3	13.7
Derivative instruments deemed to be guarantees	—	—	15.0	15.0
Loans sold with recourse	—	—	0.4	0.4
Securities lending indemnifications	—	—	70.4	70.4
Credit card merchant processing	—	—	65.0	65.0
Custody indemnifications and other	40.2	—	—	40.2
Total	$105.9	$16.6	$177.0	$299.5

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments as of December, 31 2011 and December 31, 2010:

		Outside of	December 31,	December 31,
In millions of dollars	U.S.	U.S.	2011	2010
Commercial and similar letters of credit	$1,819	$7,091	$8,910	$8,974
One- to four-family residential mortgages	3,007	497	3,504	2,980
Revolving open-end loans secured by one- to four-family residential properties	16,476	2,850	19,326	20,934
Commercial real estate, construction and land development	1,679	289	1,968	2,407
Credit card lines	521,034	115,040	636,074	698,673
Commercial and other consumer loan commitments	138,183	85,926	224,109	210,404
Total	$682,198	$211,693	$893,891	$944,372

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

Commercial and similar letters of credit
A commercial letter of credit is an instrument by which Citi substitutes its credit for that of a customer to enable the customer to finance the purchase of goods or to incur other commitments. Citi issues a letter on behalf of its client to a supplier and agrees to pay the supplier upon presentation of documentary evidence that the supplier has performed in accordance with the terms of the letter of credit. When a letter of credit is drawn, the customer is then required to reimburse Citi.

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

Credit card lines
Citi provides credit to customers by issuing credit cards. The credit card lines are unconditionally cancellable by the issuer.

Commercial and other consumer loan commitments
Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $65 billion and $79 billion with an original maturity of less than one year at December 31, 2011 and December 31, 2010, respectively.
     In addition, included in this line item are highly leveraged financing commitments, which are agreements that provide funding to a borrower with higher levels of debt (measured by the ratio of debt capital to equity capital of the borrower) than is generally considered normal for other companies. This type of financing is commonly employed in corporate acquisitions, management buyouts and similar transactions.

29. CONTINGENCIES

Overview
In addition to the matters described below, in the ordinary course of business, Citigroup and its affiliates and subsidiaries and current and former officers, directors and employees (for purposes of this section, sometimes collectively referred to as Citigroup and Related Parties) routinely are named as defendants in, or as parties to, various legal actions and proceedings. Certain of these actions and proceedings assert claims or seek relief in connection with alleged violations of consumer protection, securities, banking, antifraud, antitrust, anti-money laundering, employment and other statutory and common laws. Certain of these actual or threatened legal actions and proceedings include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief, and in some instances seek recovery on a class-wide basis.
     In the ordinary course of business, Citigroup and Related Parties also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, injunctions or other relief. Certain affiliates and subsidiaries of Citigroup are banks, registered broker-dealers, futures commission merchants, investment advisers or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and foreign securities, banking, commodity futures and other regulators. In connection with formal and informal inquiries by these regulators, Citigroup and such affiliates and subsidiaries receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of their regulated activities.
     Because of the global scope of Citigroup’s operations, and its presence in countries around the world, Citigroup and Related Parties are subject to litigation, and governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), in multiple jurisdictions with legal and regulatory regimes that may differ substantially, and present substantially different risks, from those Citigroup and Related Parties are subject to in the United States. In some instances Citigroup and Related Parties may be involved in proceedings involving the same subject matter in multiple jurisdictions, which may result in overlapping, cumulative or inconsistent outcomes.
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
     Disclosure. ASC 450 requires disclosure of a loss contingency if “there is at least a reasonable possibility that a loss or an additional loss may have been incurred” and there is no accrual for the loss because the conditions described above are not met or an exposure to loss exists in excess of the amount accrued. In accordance with ASC 450, if Citigroup has not accrued for a matter because Citigroup believes that a loss is reasonably possible but not probable, or that a loss is probable but not reasonably estimable, and the matter therefore does not meet the criteria for accrual, and the reasonably possible loss is material, it discloses the loss contingency. In addition, Citigroup discloses matters for which it has accrued if it believes an exposure to material loss exists in excess of the amount accrued. In accordance with ASC 450, Citigroup’s disclosure includes an estimate of the reasonably possible loss or range of loss for those matters as to which an estimate can be made. ASC 450 does not require disclosure of an estimate of the reasonably possible loss or range of loss where an estimate cannot be made. Neither accrual nor disclosure is required for losses that are deemed remote.
     Inherent Uncertainty of the Matters Disclosed. Certain of the matters disclosed below involve claims for substantial or indeterminate damages. The claims asserted in these matters typically are broad, often spanning a multi-year period and sometimes a wide range of business activities, and the plaintiffs’ or claimants’ alleged damages frequently are not quantified or factually supported in the complaint or statement of claim. As a result, Citigroup is often unable to estimate the loss in such matters, even if it believes that a loss is probable or reasonably possible, until developments in the case have yielded additional information sufficient to support a quantitative assessment of the range of reasonably possible loss. Such developments may include, among other things, discovery from adverse parties or third parties, rulings by the court on key issues, analysis by retained experts, and engagement in settlement negotiations. Depending on a range of factors, such as the complexity of the facts, the novelty of the legal theories, the pace of discovery, the court’s scheduling order, the timing of court decisions, and the adverse party’s willingness to negotiate in good faith toward a resolution, it may be months or years after the filing of a case before an estimate of the range of reasonably possible loss can be made.
     Matters as to Which an Estimate Can Be Made. For some of the matters disclosed below, Citigroup is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued; in these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2011, Citigroup estimates that the reasonably possible unaccrued loss in future periods for these matters ranges up to approximately $4 billion in the aggregate.
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

Credit Crisis-Related Litigation and Other Matters
Citigroup and Related Parties have been named as defendants in numerous legal actions and other proceedings asserting claims for damages and related relief for losses arising from the global financial credit crisis that began in 2007. Such matters include, among other types of proceedings, claims asserted by: (i) individual investors and purported classes of investors in Citigroup’s common and preferred stock and debt, alleging violations of the federal securities laws and state securities and fraud laws; (ii) participants and purported classes of participants in Citigroup’s retirement plans, alleging violations of the Employee Retirement Income Security Act (ERISA); (iii) counterparties to transactions adversely affected by developments in the credit and mortgage markets; (iv) individual investors and purported classes of investors in securities and other investments underwritten, issued or marketed by Citigroup, including collateralized debt obligations (CDOs), mortgage-backed securities (MBS), auction-rate securities (ARS), investment funds, and other structured or leveraged instruments, that have suffered losses as a result of the credit crisis; and (v) individual borrowers asserting claims related to their loans. These matters have been filed in state and federal courts across the country, as well as in arbitrations before the Financial Industry Regulatory Authority (FINRA) and other arbitration associations.
     In addition to these litigations and arbitrations, Citigroup continues to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission (SEC), FINRA, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities, in connection with various formal and informal (and, in many instances, industry-wide) inquiries concerning Citigroup’s mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing and underwriting of MBS and CDOs and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages, including its compliance with the Servicemembers Civil Relief Act (SCRA).

Mortgage-Related Litigation and Other Matters
Beginning in November 2007, Citigroup and Related Parties have been named as defendants in numerous legal actions and other proceedings brought by Citigroup shareholders, investors, counterparties, regulators and others concerning Citigroup’s activities relating to mortgages, including

Citigroup’s involvement with CDOs, MBS and structured investment vehicles, Citigroup’s underwriting activity for mortgage lenders, and Citigroup’s more general mortgage- and credit-related activities.
     Regulatory Actions: On October 19, 2011, in connection with its industry-wide investigation concerning CDO-related business activities, the SEC filed a complaint in the United States District Court for the Southern District of New York regarding Citigroup’s structuring and sale of the Class V Funding III CDO transaction (Class V). On the same day, the SEC and Citigroup announced a settlement of the SEC’s claims, subject to judicial approval, and the SEC filed a proposed final judgment pursuant to which Citigroup’s U.S. broker-dealer Citigroup Global Markets Inc. (CGMI) agreed to disgorge $160 million, and pay $30 million in prejudgment interest and a $95 million penalty. On November 28, 2011, the district court issued an order refusing to approve the proposed settlement and ordering trial to begin on July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and CGMI filed notices of appeal from the district court’s November 28 order. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. Additional information relating to this matter is publicly available in court filings under the docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).
     On February 9, 2012, Citigroup announced that CitiMortgage, along with other major mortgage servicers, had reached an agreement in principle with the United States and with the Attorneys General for 49 states (Oklahoma did not participate) and the District of Columbia to settle a number of related investigations into residential loan servicing and origination practices (the National Mortgage Settlement). The agreement is subject to the satisfaction of certain conditions, including final court approval.
     Under the National Mortgage Settlement, Citigroup commits to make payments and provide financial relief to homeowners in three categories: (1) cash payments payable to the states and federal agencies in the aggregate amount of $415 million, a portion of which will be used by the states for payments to homeowners affected by foreclosure practices; (2) customer relief in the form of loan modifications for delinquent borrowers, including principal reductions, to be completed over three years, with a total value of $1,411 million; and (3) refinancing concessions to enable current borrowers whose properties are worth less than the value of their loans to reduce their interest rates, to be completed over three years, with a total value of $378 million. The total amount of the financial consideration to be paid by Citigroup is $2.2 billion. As of December 31, 2011, Citigroup had fully provided for the cash payments called for under the National Mortgage Settlement (see Note 30 to the Consolidated Financial Statements). Citigroup expects that its loan loss reserves as of December 31, 2011 will be sufficient to cover the customer relief payments to delinquent borrowers. The impact of the refinancing concessions will be recognized over a period of years in the form of lower interest income. What impact, if any, the National Mortgage Settlement will have on the behavior of borrowers in general, however, whether or not their loans are within the scope of the settlement, is uncertain and difficult to predict.

     The National Mortgage Settlement also provides for mortgage servicing standards in addition to those previously agreed in Consent Orders dated April 13, 2011 with the Federal Reserve Board and the Office of Comptroller of the Currency. While Citigroup expects to incur additional operating expenses in implementing these standards, it does not currently expect that the impact of these expenses will be material.
     Citigroup is receiving legal releases in connection with the National Mortgage Settlement. These releases will address a broad range of, but not all, potential claims related to mortgage servicing and origination. Citigroup will not receive releases related to securitizations or whole loan sales, nor will it receive releases from criminal, tax, environmental, and certain other categories of liability.
     In conjunction with the National Mortgage Settlement, Citigroup and Related Parties also entered into a settlement with the United States Attorney’s Office for the Southern District of New York of a “qui tam” action. This action alleged that, as a participant in the Direct Endorsement Lender program, CitiMortgage had certified to the United States Department of Housing and Urban Development (HUD) and the Federal Housing Administration (FHA) that certain loans were eligible for FHA insurance when in fact they were not. The settlement releases Citigroup from claims arising out of its acts or omissions relating to the origination, underwriting, or endorsement of all FHA-insured loans prior to the effective date of the settlement. Under the settlement, Citigroup will pay the United States $158.3 million, for which Citigroup had fully provided as of December 31, 2011 (see Note 30 to the Consolidated Financial Statements). CitiMortgage will continue to participate in the Direct Endorsement Lender program. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 5423 (S.D.N.Y.) (Marrero, J.).
     Federal and state regulators have served subpoenas or otherwise requested information concerning a variety of aspects of Citigroup’s mortgage origination and mortgage servicing practices, including with respect to ancillary insurance products or practices. The subjects of such inquiries have included, among other things, Citigroup’s compliance with the SCRA and analogous state statutes. Many, but not all, of these inquiries are within the scope of the claims released in the National Mortgage Settlement. In some instances, Citigroup is also a defendant in purported class actions, “qui tam” actions, or other actions addressing the same or similar subject matters, including the SCRA. Such actions by private litigants or counties and municipalities are not released in the National Mortgage Settlement.
     Federal and state regulators, including the SEC, also have served subpoenas or otherwise requested information related to Citigroup’s issuing, sponsoring, or underwriting of MBS. These inquiries include a subpoena from the Civil Division of the Department of Justice that Citigroup received on January 27, 2012.

     Securities Actions: Citigroup and Related Parties have been named as defendants in four putative class actions filed in the United States District Court for the Southern District of New York. On August 19, 2008, these actions were consolidated under the caption IN RE CITIGROUP INC. SECURITIES LITIGATION. The consolidated amended complaint asserts claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Citigroup common stock from January 1, 2004 through January 15, 2009. On November 9, 2010, the district court issued an opinion and order dismissing all claims except those arising out of Citigroup’s exposure to CDOs for the time period February 1, 2007 through April 18, 2008. Fact discovery is underway. Plaintiffs have not yet quantified the putative class’s alleged damages. During the putative class period, as narrowed by the district court, the price of Citigroup’s common stock declined from $54.73 at the beginning of the period to $25.11 at the end of the period. (These share prices represent Citi’s common stock prices prior to its 1-for-10 reverse stock split, effective May 6, 2011. See “Earnings Per Share” in Note 1 to the Consolidated Financial Statements.) Additional information relating to this action is publicly available in court filings under the consolidated lead docket number 07 Civ. 9901 (S.D.N.Y.) (Stein, J.).
     Citigroup and Related Parties also have been named as defendants in two putative class actions filed in New York state court, but since removed to the United States District Court for the Southern District of New York, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 in connection with various offerings of Citigroup securities. On December 10, 2008, these actions were consolidated under the caption IN RE CITIGROUP INC. BOND LITIGATION. In the consolidated action, lead plaintiffs assert claims on behalf of a putative class of purchasers of corporate debt securities, preferred stock and interests in preferred stock issued by Citigroup and related issuers over a two-year period from 2006 to 2008. On July 12, 2010, the district court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, but denying defendants’ motion to dismiss certain claims under Section 11. Fact discovery is underway. Plaintiffs have not yet quantified the putative class’s alleged damages. Additional information relating to this action is publicly available in court filings under the consolidated lead docket number 08 Civ. 9522 (S.D.N.Y.) (Stein, J.).
     Citigroup and CGMI have been named as defendants in two putative class actions filed in the United States District Court for the Southern District of California, but since transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Southern District of New York. In the consolidated action, lead plaintiffs assert claims on behalf of a putative class of participants in Citigroup’s Voluntary Financial Advisor Capital Accumulation Plan from November 2006 through January 2009. On June 7, 2011, the district court granted defendants’ motion to dismiss the complaint and subsequently entered judgment. On November 14, 2011, the district court granted in part plaintiffs’ motion to alter or amend the judgment and granted plaintiffs leave to amend the complaint. On November 23, 2011, plaintiffs filed an amended complaint alleging violations of Section 12 of the Securities Act of 1933 and Section 10(b) of the

Securities Exchange Act of 1934. Defendants filed a motion to dismiss certain of plaintiffs’ claims on December 21, 2011. Additional information relating to this action is publicly available in court filings under the docket number 09 Civ. 7359 (S.D.N.Y.) (Stein, J.).
     Several institutional or high-net-worth investors that purchased debt and equity securities issued by Citigroup and affiliated issuers also have filed actions on their own behalf against Citigroup and Related Parties in federal and state court. These actions assert claims similar to those asserted in the IN RE CITIGROUP INC. SECURITIES LITIGATION and IN RE CITIGROUP INC. BOND LITIGATION actions described above. Collectively, these investors seek damages exceeding $1 billion. Additional information relating to these individual actions is publicly available in court filings under the docket numbers 09 Civ. 8755 (S.D.N.Y.) (Stein, J.), 10 Civ. 7202 (S.D.N.Y.) (Stein, J.), 10 Civ. 9325 (S.D.N.Y.) (Stein, J.), 10 Civ. 9646 (S.D.N.Y.) (Stein, J.), 11 Civ. 314 (S.D.N.Y.) (Stein, J.), 11 Civ. 4788 (S.D.N.Y.) (Stein, J.), 11 Civ. 7138 (S.D.N.Y.) (Stein, J.), 11 Civ. 8291 (S.D.N.Y.) (Stein, J.), and Case No. 110105028 (Pa. Commw. Ct.) (Sheppard, J.).
     ERISA Actions: Beginning in November 2007, numerous putative class actions were filed in the United States District Court for the Southern District of New York by current or former Citigroup employees asserting claims under ERISA against Citigroup and Related Parties alleged to have served as ERISA plan fiduciaries. On August 31, 2009, the district court granted defendants’ motion to dismiss the consolidated class action complaint, captioned IN RE CITIGROUP ERISA LITIGATION. Plaintiffs appealed the dismissal and, on October 19, 2011, the United States Court of Appeals for the Second Circuit affirmed the district court’s order dismissing the case. Additional information relating to this action is publicly available in court filings under the docket number 07 Civ. 9790 (S.D.N.Y.) (Stein, J.) and 09-3804 (2d Cir.).
     Beginning on October 28, 2011, several putative class actions were filed in the United States District Court for the Southern District of New York by current or former Citigroup employees asserting claims under ERISA against Citigroup and Related Parties alleged to have served as ERISA plan fiduciaries from 2008 to 2009. Additional information relating to these actions is publicly available in court filings under the docket numbers 11 Civ. 7672, 7943, 8982, 8990 and 8999 (S.D.N.Y.) (Koeltl, J.).
     Derivative Actions and Related Proceedings: Numerous derivative actions have been filed in federal and state courts against various current and former officers and directors of Citigroup alleging mismanagement in connection with mortgage-related issues, including Citigroup’s exposure to subprime-related assets and servicing and foreclosure of residential mortgages. Citigroup is named as a nominal defendant in these actions. Certain of these actions have been dismissed either in their entirety or in large part. Additional information relating to the actions still pending is publicly available in court filings under the docket numbers 650417/09 (N.Y. Sup. Ct.) (Fried, J.), 11 Civ. 2693 (S.D.N.Y.) (Griesa, J.), and 3338-VCG (Del. Ch.) (Glasscock, V.C.). In addition, a committee of Citigroup’s Board of Directors is reviewing a shareholder demand that raises RMBS-related issues and a shareholder demand that raises issues relating to Citigroup’s structuring and sale of Class V.

     Mortgage-Backed Securities and CDO Investor Actions and Repurchase Claims: Beginning in July 2010, several investors, including Cambridge Place Investment Management, The Charles Schwab Corporation, the Federal Home Loan Bank of Chicago, the Federal Home Loan Bank of Boston, Allstate Insurance Company and affiliated entities, Union Central Life Insurance Co. and affiliated entities, the Federal Housing Finance Agency, the Western & Southern Life Insurance Company and affiliated entities, Moneygram Payment Systems, Inc., and Loreley Financing (Jersey) No. 3 Ltd. and affiliated entities, have filed lawsuits against Citigroup and Related Parties alleging actionable misstatements or omissions in connection with the issuance and underwriting of MBS and CDOs. These actions are in early stages. As a general matter, plaintiffs in these actions are seeking rescission of their investments or other damages. Additional information relating to these actions is publicly available in court filings under the docket numbers 10-2741-BLS1 (Mass. Super. Ct.) (Lauriat, J.), 11-0555-BLS1 (Mass. Super. Ct.) (Lauriat, J.), CGC-10-501610 (Cal. Super. Ct.) (Kramer, J.), 10 CH 45033 (Ill. Super. Ct.) (Allen, J.), LC091499 (Cal. Super. Ct.) (Mohr, J.), 11 Civ. 10952 (D. Mass.) (O’Toole, J.), 11 Civ. 1927 (S.D.N.Y.) (Sullivan, J.), 11 Civ. 2890 (S.D.N.Y.) (Daniels, J.), 11 Civ. 6188 (S.D.N.Y.) (Cote, J.), 11 Civ. 6196 (S.D.N.Y.) (Cote, J.), 11 Civ. 6916 (S.D.N.Y.) (Cote, J.), 11 Civ. 7010 (S.D.N.Y.) (Cote, J.), A 1105042 (Ohio Ct. Common Pleas) (Myers, J.), No. 27-CB-11-21348 (Minn. Dist. Ct.) (Howard, J.) and 650212/12 (N.Y. Sup. Ct.). Other purchasers of MBS or CDOs sold or underwritten by Citigroup affiliates have threatened to file lawsuits asserting similar claims, some of which Citigroup has agreed to toll pending further discussions with these investors.
     In addition, various parties to MBS securitizations, among others, have asserted that certain Citigroup affiliates breached representations and warranties made in connection with mortgage loans placed into securitization trusts. Citigroup also has experienced an increase in the level of inquiries relating to these securitizations, particularly requests for loan files from trustees of securitization trusts and others. In December 2011, Citigroup received a letter from the law firm Gibbs & Bruns LLP, which purports to represent a group of investment advisers and holders of MBS issued or underwritten by Citigroup. The letter asserts that Gibbs & Bruns LLP’s clients collectively hold 25% or more of the voting rights in 35 MBS trusts issued and/or underwritten by Citigroup affiliates, and that these trusts have an aggregate outstanding balance in excess of $9 billion. The letter alleges that certain mortgages in these trusts were sold or deposited into the trusts based on misrepresentations by the mortgage originators, sellers and/or depositors and that Citigroup improperly serviced mortgage loans in those trusts. The letter further threatens to instruct trustees of the trusts to assert claims against Citigroup based on these allegations. Gibbs & Bruns LLP subsequently informed Citigroup that its clients hold the requisite interest in 70 trusts in total, with an alleged total unpaid principal balance of $24 billion, for which Gibbs & Bruns LLP asserts that Citigroup affiliates have repurchase obligations. Citigroup is also a trustee of securitization trusts for MBS issued by unaffiliated issuers that have received similar letters from Gibbs & Bruns, LLP.

     Given the continued and increased focus on mortgage-related matters, as well as the increasing level of litigation and regulatory activity relating to mortgage loans and mortgage-backed securities, the level of inquiries and assertions respecting securitizations may further increase. These inquiries and assertions could lead to actual claims for breaches of representations and warranties, or to litigation relating to such breaches or other matters.
     Underwriting Matters: Certain Citigroup affiliates have been named as defendants arising out of their activities as underwriters of securities in actions brought by investors in securities of issuers adversely affected by the credit crisis, including AIG, Fannie Mae, Freddie Mac, Ambac and Lehman, among others. These matters are in various stages of litigation. As a general matter, issuers indemnify underwriters in connection with such claims. In certain of these matters, however, Citigroup affiliates are not being indemnified or may in the future cease to be indemnified because of the financial condition of the issuer.
     On September 28, 2011, the United States District Court for the Southern District of New York approved a stipulation of settlement with the underwriter defendants in IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION and judgment was entered. A member of the settlement class has appealed the judgment to the United States Court of Appeals for the Second Circuit. On December 22, 2011, the underwriter defendants moved to dismiss the appeal. Additional information relating to this action is publicly available in court filings under the docket numbers 08 Civ. 0411 (S.D.N.Y.) (Buchwald, J.) and 11-4643 (2d Cir.).

Counterparty and Investor Actions
Citigroup and Related Parties have been named as defendants in actions brought in various state and federal courts, as well as in arbitrations, by counterparties and investors that claim to have suffered losses as a result of the credit crisis. These actions include an arbitration brought by Abu Dhabi Investment Authority (ADIA) alleging statutory and common law claims in connection with its $7.5 billion investment in Citigroup. ADIA sought rescission of the investment agreement or, in the alternative, more than $4 billion in damages. A hearing took place in May 2011. Following post-hearing proceedings, on October 14, 2011, the arbitration panel issued a final award and statement of reasons finding in favor of Citigroup on all claims asserted by ADIA. On January 11, 2012, ADIA filed a petition to vacate the award in New York state court. On January 13, 2012, Citigroup removed the petition to the United States District Court for the Southern District of New York. Additional information regarding this matter is publicly available in court filings under the docket number 12 Civ. 283 (S.D.N.Y.) (Daniels, J.).
     In August 2011, two Saudi nationals and related entities commenced a FINRA arbitration against Citigroup Global Markets, Inc. (CGMI) alleging $380 million in losses resulting from certain options trades referencing a portfolio of hedge funds and certain credit facilities collateralized by a private equity portfolio. CGMI did not serve as the counterparty or credit facility provider in these transactions. In September 2011, CGMI commenced an action in the United States District Court for the Southern District of New York seeking to enjoin the arbitration. Simultaneously with that filing, the Citigroup entities that served as the counterparty or credit facility provider to the transactions commenced actions in London and Switzerland for declaratory judgments of no liability.

ASTA/MAT and Falcon-Related Litigation and Other Matters
ASTA/MAT and Falcon were alternative investment funds managed and marketed by certain Citigroup affiliates that suffered substantial losses during the credit crisis. The SEC is investigating the management and marketing of the ASTA/MAT and Falcon funds. Citigroup is cooperating fully with the SEC’s inquiry.
     In addition, numerous investors in ASTA/MAT have filed lawsuits or arbitrations against Citigroup and Related Parties seeking recoupment of their alleged losses. Although many of these investor disputes have been resolved, others remain pending. In April 2011, a FINRA arbitration panel awarded two ASTA/MAT investors $54 million in damages and attorneys’ fees, including punitive damages, against Citigroup. In December 2011, the United States District Court for the District of Colorado entered an order confirming the FINRA panel’s award. Citigroup has filed a notice of appeal to the 10th Circuit Court of Appeals. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 971 (D. Colo.) (Arguello, J.).

Auction Rate Securities–Related Litigation and Other Matters
Beginning in March 2008, Citigroup and Related Parties have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning ARS, many of which have been resolved. These have included, among others: (i) numerous lawsuits and arbitrations filed by customers of Citigroup and its affiliates seeking damages in connection with investments in ARS; (ii) a consolidated putative class action asserting claims for federal securities violations, which has been dismissed and is now pending on appeal; (iii) two putative class actions asserting violations of Section 1 of the Sherman Act, which have been dismissed and are now pending on appeal; and (iv) a derivative action filed against certain Citigroup officers and directors, which has been dismissed. In addition, based on an investigation, report and recommendation from a committee of Citigroup’s Board of Directors, the Board refused a shareholder demand that was made after dismissal of the derivative action. Additional information relating to certain of these actions is publicly available in court filings under the docket numbers 08 Civ. 3095 (S.D.N.Y.) (Swain, J.), 10-722 (2d Cir.); 10-867 (2d Cir.); 11-1270 (2d Cir.).

Lehman Structured Notes Matters
Like many other financial institutions, Citigroup, through certain of its affiliates and subsidiaries, distributed structured notes (Notes) issued and guaranteed by Lehman entities to retail customers in various countries outside the United States, principally in Europe and Asia. After the relevant Lehman entities filed for bankruptcy protection in September 2008, certain regulators in Europe and Asia commenced investigations into the conduct of financial institutions involved in such distribution, including Citigroup entities. Some of those regulatory investigations have resulted in adverse findings against Citigroup entities. Some purchasers of the Notes have filed civil actions or otherwise complained about the sales process. Citigroup has resolved the vast majority of such actions or complaints either on an individual basis or through settlement offers, made without admission of liability, to all eligible purchasers of Notes distributed by Citigroup in certain countries.
     In Belgium, criminal charges were brought against a Citigroup subsidiary (CBB) and three current or former employees. On December 1, 2010, the court acquitted all defendants of fraud and anti-money laundering charges but convicted all defendants under the Prospectus Act, and convicted CBB under Fair Trade Practices legislation. CBB was fined 165,000 Euro and was ordered to compensate 63 non-settling claimants for the par value of their Notes (2.4 million Euro in the aggregate), net of any recovery they receive in the Lehman bankruptcies. Both CBB and the Public Prosecutor have appealed the judgment. The appellate court has indicated that it will render its decision on April 2, 2012.

Lehman Brothers Bankruptcy Proceedings
On March 18, 2011, Citigroup and Related Parties were named as defendants in an adversary proceeding captioned LEHMAN BROTHERS INC. v. CITIBANK, N.A., ET AL. In the complaint, which asserts claims under federal bankruptcy and state law, the Securities Investor Protection Act Trustee alleges that a $1 billion cash deposit Lehman Brothers Inc. (LBI) placed with Citibank prior to the commencement of liquidation proceedings should be returned to the bankruptcy estate, that Citibank’s setoff against the $1 billion deposit to satisfy its claims against LBI should be set aside, and that approximately $342 million in additional deposits by LBI currently held by Citibank and its affiliates should be returned to the estate. Citigroup has moved to dismiss the adversary complaint. Additional information relating to this adversary proceeding is publicly available in court filings under the docket number 11-01681 (Bankr. S.D.N.Y.) (Peck, J.). Additional information relating to the LBI liquidation proceeding, captioned IN RE LEHMAN BROTHERS INC., is publicly available in court filings under the docket number 08-01420 (Bankr. S.D.N.Y.) (Peck, J.).
     On February 8, 2012, Citigroup and Related Parties were named as defendants in an adversary proceeding captioned LEHMAN BROTHERS HOLDINGS INC. v. CITIBANK, N.A., ET AL. The proceeding principally concerns proofs of claim Citigroup entities have filed against Lehman Brothers Holdings Inc. (LBHI) and its affiliates, in which Citigroup entities have claimed they are owed more than $2.6 billion under derivatives contracts, loan documents, and clearing agreements, among other arrangements. Citigroup has further asserted a right to offset approximately $2.3 billion of these claims against $2 billion deposited by LBHI with Citibank, N.A. in June 2008, as well as certain other LBHI deposits and other payables owed by the Citigroup entities.
     The complaint asserts claims under state and federal law to recover the $2 billion deposit and obtain a declaration that it may not be used to offset any Citigroup entities’ claims, to avoid a $500 million transfer and an amendment to a guarantee in favor of Citigroup, and for other relief. The complaint also raises objections to proofs of claim filed by Citigroup entities against LBHI and its affiliates. The claim objections seek to reduce or avoid approximately $2 billion in claims relating to terminated derivatives contracts and to disallow all claims against LBHI to the extent they seek to recover against the disputed deposit or guarantee. Additional information relating to this adversary proceeding is publicly available in court filings under the docket number 12-01044 (Bankr. S.D.N.Y.) (Peck, J.).
     Additional information relating to the Chapter 11 bankruptcy proceedings of LBHI and its subsidiaries, captioned IN RE LEHMAN BROTHERS HOLDINGS INC., is publicly available in court filings under the docket number 08-13555 (Bankr. S.D.N.Y.) (Peck, J.).
     On September 15, 2008, LBHI subsidiary Lehman Brothers International (Europe) (LBIE) entered administration under English law. Since that time, Citigroup and Related Parties have held as custodians approximately $2 billion of proprietary assets and cash of LBIE. During the course of LBIE’s administration, Citigroup and Related Parties asserted a contractual right to retain the proprietary assets and cash as security for amounts owed to Citigroup and Related Parties by LBIE and its affiliates (including LBHI and LBI), a right that the administrators for LBIE disputed. On June 28, 2011, Citigroup and Related Parties entered into a settlement agreement with LBIE resolving the parties’ disputes with respect to the LBIE proprietary assets and cash held by Citigroup and Related Parties as custodians. Under the terms of the settlement, Citigroup and Related Parties have undertaken the return of LBIE’s proprietary assets and cash and released all claims in respect of those assets and cash in exchange for releases, the payment of fees and preservation of certain claims asserted by Citigroup and Related Parties in LBIE’s insolvency proceeding in England. The settlement does not affect the deposits, claims or setoff rights at issue in the disputes with LBI and LBHI described above. Additional information relating to the administration of LBIE is available at www.pwc.co.uk/eng/issues/lehman_updates.html.

Terra Firma Litigation
In December 2009, plaintiffs, general partners of two related private equity funds, filed a complaint in New York state court, subsequently removed to the Southern District of New York, against certain Citigroup affiliates. Plaintiffs allege that during the May 2007 auction of the music company EMI, Citigroup, as advisor to EMI and as a potential lender to plaintiffs’ acquisition vehicle Maltby, fraudulently or negligently orally misrepresented the intentions of another potential bidder regarding the auction. Plaintiffs alleged that, but for the oral misrepresentations, Maltby would not have acquired EMI for approximately £4.2 billion. Plaintiffs further alleged that, following the acquisition of EMI, certain Citigroup entities tortiously interfered with plaintiffs’ business relationship with EMI. Plaintiffs sought billions of dollars in damages. On September 15, 2010, the district court issued an order granting in part and denying in part Citigroup’s motion for summary judgment. Plaintiffs’ claims for negligent misrepresentation and tortious interference were dismissed. On October 18, 2010, a jury trial commenced on plaintiffs’ remaining claims for fraudulent misrepresentation and fraudulent concealment. The court dismissed the fraudulent concealment claim before sending the case to the jury. On November 4, 2010, the jury returned a verdict on the fraudulent misrepresentation claim in favor of Citigroup. Judgment dismissing the complaint was entered on December 9, 2010. Plaintiffs have appealed the judgment as to the negligent misrepresentation claim, the fraudulent concealment claim and the fraudulent misrepresentation claim. Additional information relating to this action is publicly available in court filings under the docket numbers 09 Civ. 10459 (S.D.N.Y.) (Rakoff, J.) and 11-0126 (2d Cir.).

Interbank Offered Rates-Related Litigation and Other Matters
Government agencies in the U.S., including the Department of Justice, the Commodity Futures Trading Commission and the Securities and Exchange Commission, as well as agencies in other jurisdictions, including the European Commission, the U.K. Financial Services Authority, the Japanese Financial Services Agency (JFSA) and the Canadian Competition Bureau, are conducting investigations or making inquiries regarding submissions made by panel banks to bodies that publish various interbank offered rates. As members of a number of such panels, Citigroup subsidiaries have received requests for information and documents. Citigroup is cooperating with the investigations and inquiries and is responding to the requests.
     On December 16, 2011, the JFSA took administrative action against Citigroup Global Markets Japan Inc. (CGMJ) for, among other things, certain communications made by two CGMJ traders about the Euroyen Tokyo interbank offered rate (TIBOR) and the yen London interbank offered rate (LIBOR). The JFSA issued a business improvement order and suspended CGMJ’s trading in derivatives related to yen LIBOR and Euroyen and yen TIBOR from January 10 to January 23, 2012. On the same day, the JFSA also took administrative action against Citibank Japan Ltd. (CJL) for conduct arising out of CJL’s retail business and also noted that the communications made by the CGMJ traders to employees of CJL about Euroyen TIBOR had not been properly reported to CJL’s management team. The inquiries by government agencies into various interbank offered rates are ongoing.
     Additionally, beginning in April 2011, a number of purported class actions and other private civil suits were filed in various courts against banks that served on the LIBOR panel and their affiliates, including certain Citigroup subsidiaries. The actions, which assert various federal and state law claims relating to the setting of LIBOR, have been consolidated into a multidistrict litigation proceeding before Judge Buchwald in the Southern District of New York. Additional information relating to these actions is publicly available in court filings under docket number 1:11-md-2262 (S.D.N.Y.) (Buchwald, J.).

KIKOs
Several local banks in Korea, including a Citigroup subsidiary (CKI), entered into foreign exchange derivative transactions with small and medium-size export businesses (SMEs) to enable the SMEs to hedge their currency risk. The derivatives had “knock-in, knock-out” features. Following the devaluation of the Korean won in 2008, many of these SMEs incurred significant losses on the derivative transactions and filed civil lawsuits against the banks, including CKI. The claims generally allege that the products were not suitable and that the risk disclosure was inadequate. As of December 31, 2011, there were 83 civil lawsuits filed by SMEs against CKI. To date, 79 decisions have been rendered at the district court level, and CKI has prevailed in 63 of those decisions. In the other 16 decisions, plaintiffs were awarded only a portion of the damages sought. The damage awards total in the aggregate approximately $19.5 million. CKI is appealing the 16 adverse decisions. A significant number of plaintiffs that had decisions rendered against them are also filing appeals, including plaintiffs that were awarded less than all of the damages they sought. In the single plaintiff’s appeal that has been decided, the decision was in CKI’s favor.
     Korean prosecutors undertook a criminal investigation of local banks, including CKI, based on allegations of fraud in the sale of these products. In July 2011 prosecutors decided not to proceed with indictments. That decision has been appealed.

Tribune Company Bankruptcy
Certain Citigroup affiliates have been named as defendants in adversary proceedings related to the Chapter 11 cases of Tribune Company (Tribune) pending in the United States Bankruptcy Court for the District of Delaware. The complaints, which arise out of the approximate $11 billion leveraged buyout (LBO) of Tribune in 2007, were stayed by court order pending a confirmation hearing on competing plans of reorganization. On October 31, 2011, the bankruptcy court denied confirmation of both the competing plans. A third amended plan of reorganization was then proposed, and confirmation proceedings are expected to take place in 2012. Additional information relating to these actions is publicly available in court filings under the lead docket number 08-13141 (Bankr. D. Del.) (Carey, J.). Certain Citigroup affiliates also have been named as defendants in actions brought by Tribune creditors alleging state law constructive fraudulent conveyance claims relating to the Tribune LBO. These actions have been stayed pending confirmation of a plan of reorganization. Additional information relating to these actions is publicly available in court filings under the docket number 11 MD 02296 (S.D.N.Y.) (Holwell, J.).

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
     Plaintiffs seek injunctive relief as well as joint and several liability for treble their damages, including all interchange fees paid to all Visa and MasterCard members with respect to Visa and MasterCard transactions in the U.S. since at least January 1, 2004. Certain publicly available documents estimate that Visa- and MasterCard-branded cards generated approximately $40 billion in interchange fees industry wide in 2009. Defendants dispute that the manner in which interchange and merchant discount fees are set, or the rules governing merchant conduct, are anticompetitive. Fact and expert discovery has closed. Defendants’ motions to dismiss the pending class action complaint and the supplemental complaints are pending. Also pending are plaintiffs’ motion to certify nationwide classes consisting of all U.S. merchants that accept Visa- and MasterCard-branded payment cards and motions by both plaintiffs and defendants for summary judgment. The parties have been engaged in mediation for several years, including recent settlement conferences held at the direction of the court. Additional information relating to these consolidated actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Gleeson, J.).

Parmalat Litigation and Related Matters
On July 29, 2004, Dr. Enrico Bondi, the Extraordinary Commissioner appointed under Italian law to oversee the administration of various Parmalat companies, filed a complaint in New Jersey state court against Citigroup and Related Parties alleging, among other things, that the defendants “facilitated” a number of frauds by Parmalat insiders. On October 20, 2008, following trial, a jury rendered a verdict in Citigroup’s favor on Parmalat’s claims and in favor of Citibank on three counterclaims. The court entered judgment for Citibank on the counterclaims in the amount of $431 million, which is accruing interest. On December 22, 2011, the intermediate appellate court unanimously affirmed the judgment. On January 23, 2012, Bondi petitioned the New Jersey Supreme Court to review the decisions of the lower courts. Additional information concerning this matter is publicly available in court filings under docket number A-2654-08T2 (N.J. Sup. Ct.).
     In addition, prosecutors in Parma and Milan, Italy, have commenced criminal proceedings against certain current and former Citigroup employees (along with numerous other investment banks and certain of their current and former employees, as well as former Parmalat officers and accountants). In the event of an adverse judgment against the individuals in question, it is possible that the authorities could seek administrative remedies against Citigroup. On April 18, 2011, the Milan criminal court acquitted the sole Citigroup defendant of market-rigging charges. The Milan prosecutors have appealed part of that judgment and seek administrative remedies against Citigroup, which may include disgorgement of 70 million Euro and a fine of 900,000 Euro. Additionally, Bondi has purported to file a civil complaint against Citigroup in the context of the Parma criminal proceedings, seeking 14 billion Euro in damages. In January 2011, certain Parmalat institutional investors filed a civil complaint seeking damages of approximately 130 million Euro against Citigroup and other financial institutions.

Research Analyst Litigation
In March 2004, a putative research-related customer class action alleging various state law claims arising out of the issuance of allegedly misleading research analyst reports concerning numerous issuers was filed against certain Citigroup affiliates in Illinois state court. On October 13, 2011, the court entered an order dismissing with prejudice all class-action claims asserted in the action on the ground that the Securities Litigation Uniform Standards Act of 1998 precludes those claims. The court granted leave for the putative representative plaintiff to file an amended complaint asserting only his individual claims within 21 days. An amended complaint was not filed within the 21-day period. The putative representative plaintiff has filed a notice of appeal from the court’s October 13, 2011 order. Additional information concerning this matter is publicly available in court filings under docket numbers 04-L-265 (Ill. Cir.) (Hylla, J.) and 5-11-0504 (Ill. App. Ct. 5 Dist.).

Companhia Industrial de Instrumentos de Precisão Litigation
A commercial customer, Companhia Industrial de Instrumentos de Precisão (CIIP), filed a lawsuit against Citibank, N.A., Brazil branch (Citi Brazil), in 1992, alleging damages arising from an unsuccessful attempt by Citi Brazil in 1975 to declare CIIP bankrupt after CIIP defaulted on a loan owed to Citi Brazil. The trial court ruled in favor of CIIP and awarded damages that Citigroup had estimated at more than $330 million after taking into account interest, currency adjustments, and current exchange rates. Citi Brazil lost its appeal but filed a special appeal to the Superior Tribunal of Justice (STJ), the highest appellate court for federal law in Brazil. The 4th Section of the STJ ruled 3-2 in favor of Citi in November 2008. CIIP appealed the decision to the Special Court of the STJ on procedural grounds. In December 2009, the Special Court of the STJ decided 9-0 in favor of CIIP on the procedural issue, overturning the 3-2 merits decision in favor of Citi. Citi Brazil filed a motion for clarification with the Special Court of the STJ, and on May 4, 2011, the Special Court ruled 5-3 in favor of Citi Brazil. This ruling has the effect of reinstating the 3-2 decision of the 4th Section of the STJ in favor of Citi Brazil rendered in November 2008, which had reversed the adverse judgment of the trial court. The only procedural recourse remaining to CIIP would be to file a constitutional claim with the Supreme Court of Brazil.

Allied Irish Bank Litigation
In 2003, Allied Irish Bank (AIB) filed a complaint in the Southern District of New York seeking to hold Citibank and Bank of America, former prime brokers for AIB’s subsidiary Allfirst Bank (Allfirst), liable for losses incurred by Allfirst as a result of fraudulent and fictitious foreign currency trades entered into by one of Allfirst’s traders. AIB seeks compensatory damages of approximately $500 million, plus punitive damages, from Citibank and Bank of America collectively. In 2006, the Court granted in part and denied in part defendants’ motion to dismiss. In 2009, AIB filed an amended complaint. In 2011, the parties completed fact discovery. Additional information concerning this matter is publicly available in court filings under docket number 03 Civ. 3748 (S.D.N.Y.) (Batts, J.).

Settlement Payments
Payments required in settlement agreements described above have been made or are covered by existing litigation accruals.
*	*	*

Additional matters asserting claims similar to those described above may be filed in the future.

30. SUBSEQUENT EVENTS

Agreement in Principle with Certain U.S. Federal
Government Agencies and State Attorneys General
On February 9, 2012, Citi announced that it had reached an agreement in principle with the United States and state attorneys general regarding the settlement of a number of related investigations into residential loan servicing and origination practices, as well as the resolution of related mortgage litigation. Citi has adjusted its 2011 results of operations that were previously announced on January 17, 2012 for an additional $209 million (after tax) charge related to these matters. See Notes 29 and 32 to the Consolidated Financial Statements.

31. CONDENSED CONSOLIDATING FINANCIAL
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

Other Citigroup Subsidiaries
Includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations.

Consolidating Adjustments
Includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries, investment in subsidiaries and the elimination of CCC, which is included in the Associates column.

Condensed Consolidating Statements of Income

	Year ended December 31, 2011
						Other
						Citigroup
						subsidiaries,
						eliminations
						and income
	Citigroup					from
	parent					discontinued	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	operations	adjustments	consolidated
Revenues
Dividends from subsidiaries	$13,046	$—	$—	$—	$—	$—	$(13,046)	$—

Interest revenue	220	5,852	—	4,036	4,666	61,943	(4,036)	72,681
Interest revenue—intercompany	3,464	2,143	2,496	101	370	(8,473)	(101)	—
Interest expense	8,138	2,387	2,057	97	281	11,371	(97)	24,234
Interest expense—intercompany	(520)	3,357	432	1,438	1,261	(4,530)	(1,438)	—
Net interest revenue	$(3,934)	$2,251	$7	$2,602	$3,494	$46,629	$(2,602)	$48,447
Commissions and fees	$—	$4,209	$—	$6	$85	$8,556	$(6)	$12,850
Commissions and fees—intercompany	—	24	—	84	98	(122)	(84)	—
Principal transactions	(166)	1,540	2,253	—	(22)	3,629	—	7,234
Principal transactions—intercompany	(4)	(793)	(1,208)	—	—	2,005	—	—
Other income	(3,891)	719	27	562	603	12,364	(562)	9,822
Other income—intercompany	5,000	377	75	(115)	6	(5,458)	115	—
Total non-interest revenues	$939	$6,076	$1,147	$537	$770	$20,974	$(537)	$29,906
Total revenues, net of interest expense	$10,051	$8,327	$1,154	$3,139	$4,264	$67,603	$(16,185)	$78,353
Provisions for credit losses and for benefits
and claims	$—	$7	$—	$1,518	$1,707	$11,082	$(1,518)	$12,796
Expenses
Compensation and benefits	$133	$5,540	$—	$449	$632	$19,383	$(449)	$25,688
Compensation and benefits—intercompany	7	237	—	117	117	(361)	(117)	—
Other expense	948	2,734	2	572	712	20,849	(572)	25,245
Other expense—intercompany	415	718	(34)	332	386	(1,485)	(332)	—
Total operating expenses	$1,503	$9,229	$(32)	$1,470	$1,847	$38,386	$(1,470)	$50,933
Income (loss) before taxes and equity in
undistributed income of subsidiaries	$8,548	$(909)	$1,186	$151	$710	$18,135	$(13,197)	$14,624
Provision (benefit) for income taxes	(1,821)	(238)	422	44	295	4,863	(44)	3,521
Equity in undistributed income of subsidiaries	698	—	—	—	—	—	(698)	—
Income (loss) from continuing operations	$11,067	$(671)	$764	$107	$415	$13,272	$(13,851)	$11,103
Income (loss) from discontinued operations,
net of taxes	—	—	—	—	—	112	—	112
Net income (loss) before attribution of
noncontrolling interests	$11,067	$(671)	$764	$107	$415	$13,384	$(13,851)	$11,215
Net income (loss) attributable to
noncontrolling interests	—	25	—	—	—	123	—	148
Net income (loss) after attribution of
noncontrolling interests	$11,067	$(696)	$764	$107	$415	$13,261	$(13,851)	$11,067

Condensed Consolidating Statements of Income

	Year ended December 31, 2010
						Other
						Citigroup
						subsidiaries,
						eliminations
						and income
	Citigroup					from
	parent					discontinued	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	operations	adjustments	consolidated
Revenues
Dividends from subsidiaries	$14,448	$—	$—	$—	$—	$—	$(14,448)	$—

Interest revenue	269	6,213	8	5,097	5,860	66,932	(5,097)	79,282
Interest revenue—intercompany	2,968	2,167	2,990	81	385	(8,510)	(81)	—
Interest expense	8,601	2,145	2,356	79	274	11,720	(79)	25,096
Interest expense—intercompany	(873)	3,134	260	1,929	1,364	(3,885)	(1,929)	—
Net interest revenue	$(4,491)	$3,101	$382	$3,170	$4,607	$50,587	$(3,170)	$54,186
Commissions and fees	$—	$4,677	$—	$45	$136	$8,845	$(45)	$13,658
Commissions and fees—intercompany	—	108	—	140	159	(267)	(140)	—
Principal transactions	(270)	7,207	(136)	—	8	708	—	7,517
Principal transactions—intercompany	(6)	(4,056)	(12)	—	(122)	4,196	—	—
Other income	(1,246)	838	212	493	664	10,772	(493)	11,240
Other income—intercompany	1,552	44	(90)	(2)	73	(1,579)	2	—
Total non-interest revenues	$30	$8,818	$(26)	$676	$918	$22,675	$(676)	$32,415
Total revenues, net of interest expense	$9,987	$11,919	$356	$3,846	$5,525	$73,262	$(18,294)	$86,601
Provisions for credit losses and for benefits
and claims	$—	$17	$—	$2,306	$2,516	$23,509	$(2,306)	$26,042
Expenses
Compensation and benefits	$136	$5,457	$—	$518	$704	$18,133	$(518)	$24,430
Compensation and benefits—intercompany	6	214	—	126	126	(346)	(126)	—
Other expense	413	2,943	2	3,374	518	19,069	(3,374)	22,945
Other expense—intercompany	323	478	9	555	593	(1,403)	(555)	—
Total operating expenses	$878	$9,092	$11	$4,573	$1,941	$35,453	$(4,573)	$47,375
Income (loss) before taxes and equity in
undistributed income of subsidiaries	$9,109	$2,810	$345	$(3,033)	$1,068	$14,300	$(11,415)	$13,184
Provision (benefit) for income taxes	(2,480)	860	167	(927)	367	3,319	927	2,233
Equity in undistributed income of subsidiaries	(987)	—	—	—	—	—	987	—
Income (loss) from continuing operations	$10,602	$1,950	$178	$(2,106)	$701	$10,981	$(11,355)	$10,951
Income (loss) from discontinued operations,
net of taxes	—	—	—	—	—	(68)	—	(68)
Net income (loss) before attribution of
noncontrolling interests	$10,602	$1,950	$178	$(2,106)	$701	$10,913	$(11,355)	$10,883
Net income (loss) attributable to
noncontrolling interests	—	53	—	—	—	228	—	281
Net income (loss) after attribution of
noncontrolling interests	$10,602	$1,897	$178	$(2,106)	$701	$10,685	$(11,355)	$10,602

Condensed Consolidating Statements of Income

	Year ended December 31, 2009
						Other
						Citigroup
						subsidiaries,
						eliminations
						and income
	Citigroup					from
	parent					discontinued	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	operations	adjustments	consolidated
Revenues
Dividends from subsidiaries	$1,049	$—	$—	$—	$—	$—	$(1,049)	$—

Interest revenue	299	7,447	1	6,150	7,049	61,602	(6,150)	76,398
Interest revenue—intercompany	2,387	2,806	4,132	69	421	(9,746)	(69)	—
Interest expense	9,354	2,585	1,911	86	376	13,676	(86)	27,902
Interest expense—intercompany	(758)	2,390	823	2,243	1,572	(4,027)	(2,243)	—
Net interest revenue	$(5,910)	$5,278	$1,399	$3,890	$5,522	$42,207	$(3,890)	$48,496
Commissions and fees	$—	$5,945	$—	$51	$128	$9,412	$(51)	$15,485
Commissions and fees—intercompany	—	741	(6)	134	152	(887)	(134)	—
Principal transactions	359	(267)	(1,905)	—	2	7,879	—	6,068
Principal transactions—intercompany	(649)	3,605	224	—	(109)	(3,071)	—	—
Other income	(3,731)	13,586	38	428	584	(241)	(428)	10,236
Other income—intercompany	(3,663)	(21)	(47)	2	44	3,687	(2)	—
Total non-interest revenues	$(7,684)	$23,589	$(1,696)	$615	$801	$16,779	$(615)	$31,789
Total revenues, net of interest expense	$(12,545)	$28,867	$(297)	$4,505	$6,323	$58,986	$(5,554)	$80,285
Provisions for credit losses and for benefits
and claims	$—	$129	$—	$3,894	$4,354	$35,779	$(3,894)	$40,262
Expenses
Compensation and benefits	$101	$6,389	$—	$523	$686	$17,811	$(523)	$24,987
Compensation and benefits—intercompany	7	470	—	141	141	(618)	(141)	—
Other expense	791	2,739	2	578	735	18,568	(578)	22,835
Other expense—intercompany	782	637	4	526	573	(1,996)	(526)	—
Total operating expenses	$1,681	$10,235	$6	$1,768	$2,135	$33,765	$(1,768)	$47,822
Income (loss) before taxes and equity in
undistributed income of subsidiaries	$(14,226)	$18,503	$(303)	$(1,157)	$(166)	$(10,558)	$108	$(7,799)
Provision (benefit) for income taxes	(7,298)	6,852	(146)	(473)	(131)	(6,010)	473	(6,733)
Equity in undistributed income of subsidiaries	5,322	—	—	—	—	—	(5,322)	—
Income (loss) from continuing operations	$(1,606)	$11,651	$(157)	$(684)	$(35)	$(4,548)	$(5,687)	$(1,066)
Income from discontinued operations,
net of taxes	—	—	—	—	—	(445)	—	(445)
Net income (loss) before attribution of
noncontrolling interests	$(1,606)	$11,651	$(157)	$(684)	$(35)	$(4,993)	$(5,687)	$(1,511)
Net income (loss) attributable to
noncontrolling interests	—	(18)	—	—	—	113	—	95
Net income (loss) after attribution of
noncontrolling interests	$(1,606)	$11,669	$(157)	$(684)	$(35)	$(5,106)	$(5,687)	$(1,606)

Condensed Consolidating Balance Sheet

	December 31, 2011
						Other
						Citigroup
	Citigroup					subsidiaries
	parent					and	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	eliminations	adjustments	consolidated
Assets
Cash and due from banks	$—	$1,237	$—	$211	$254	$27,210	$(211)	$28,701
Cash and due from banks—intercompany	3	2,963	—	161	175	(3,141)	(161)	—
Federal funds sold and resale agreements	—	209,618	—	—	—	66,231	—	275,849
Federal funds sold and resale agreements—
intercompany	—	10,981	—	—	—	(10,981)	—	—
Trading account assets	7	123,017	18	—	12	168,680	—	291,734
Trading account assets—intercompany	92	9,319	269	—	—	(9,680)	—	—
Investments	37,477	110	—	2,177	2,250	253,576	(2,177)	293,413
Loans, net of unearned income	—	205	—	24,899	28,556	618,481	(24,899)	647,242
Loans, net of unearned income—intercompany	—	—	58,039	4,916	8,585	(66,624)	(4,916)	—
Allowance for loan losses	—	(47)	—	(2,299)	(2,547)	(27,521)	2,299	(30,115)
Total loans, net	$—	$158	$58,039	$27,516	$34,594	$524,336	$(27,516)	$617,127
Advances to subsidiaries	108,644	—	—	—	—	(108,644)	—	—
Investments in subsidiaries	194,979	—	—	—	—	—	(194,979)	—
Other assets	35,776	49,207	367	4,000	7,132	274,572	(4,000)	367,054
Other assets—intercompany	29,935	42,974	3,257	4	2,366	(78,532)	(4)	—
Total assets	$406,913	$449,584	$61,950	$34,069	$46,783	$1,103,627	$(229,048)	$1,873,878
Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$865,936	$—	$865,936
Federal funds purchased and securities
loaned or sold	—	149,725	—	—	—	48,648	—	198,373
Federal funds purchased and securities
loaned or sold—intercompany	185	25,902	—	—	—	(26,087)	—	—
Trading account liabilities	—	72,493	298	—	—	53,291	—	126,082
Trading account liabilities—intercompany	96	8,530	90	—	—	(8,716)	—	—
Short-term borrowings	13	1,229	7,133	750	1,100	44,966	(750)	54,441
Short-term borrowings—intercompany	—	43,056	3,153	10,243	10,792	(57,001)	(10,243)	—
Long-term debt	181,702	6,884	45,081	2,742	5,680	84,158	(2,742)	323,505
Long-term debt—intercompany	19	59,958	2,971	14,919	20,692	(83,640)	(14,919)	—
Advances from subsidiaries	17,027	—	—	—	—	(17,027)	—	—
Other liabilities	19,625	63,012	889	1,453	2,483	39,959	(1,453)	125,968
Other liabilities—intercompany	10,440	10,575	352	199	52	(21,419)	(199)	—
Total liabilities	$229,107	$441,364	$59,967	$30,306	$40,799	$923,068	$(30,306)	$1,694,305
Citigroup stockholders’ equity	$177,806	$7,825	$1,983	$3,763	$5,984	$179,187	$(198,742)	$177,806
Noncontrolling interests	—	395	—	—	—	1,372	—	1,767
Total equity	$177,806	$8,220	$1,983	$3,763	$5,984	$180,559	$(198,742)	$179,573
Total liabilities and equity	$406,913	$449,584	$61,950	$34,069	$46,783	$1,103,627	$(229,048)	$1,873,878

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

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2011
						Other
						Citigroup
	Citigroup					subsidiaries
	parent					and	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	eliminations	adjustments	consolidated
Net cash provided by operating
activities of continuing operations	$1,710	$16,469	$1,523	$2,113	$1,290	$23,749	$(2,113)	$44,741
Cash flows from investing activities of
continuing operations
Change in loans	$—	$—	$37,822	$2,220	$2,824	$(52,205)	$(2,220)	$(11,559)
Proceeds from sales and securitizations of loans	—	3	—	3,112	3,437	6,582	(3,112)	10,022
Purchases of investments	(47,190)	(1)	—	(768)	(768)	(266,291)	768	(314,250)
Proceeds from sales of investments	9,524	105	—	330	330	172,607	(330)	182,566
Proceeds from maturities of investments	22,386	—	—	274	274	117,299	(274)	139,959
Changes in investments and advances—intercompany	32,419	2,147	—	(1,193)	(2,068)	(32,498)	1,193	—
Business acquisitions	(10)	—	—	—	—	10	—	—
Other investing activities	—	10,341	—	—	—	(5,813)	—	4,528
Net cash provided by (used in) investing activities
of continuing operations	$17,129	$12,595	$37,822	$3,975	$4,029	$(60,309)	$(3,975)	$11,266
Cash flows from financing activities of
continuing operations
Dividends paid	$(113)	$—	$—	$—	$—	$6	$—	$(107)
Treasury stock acquired	(1)	—	—	—	—	—	—	(1)
Proceeds/(repayments) from issuance of
long-term debt—third-party, net	(16,481)	(2,443)	(5,718)	(654)	(360)	(33,847)	654	(58,849)
Proceeds/(repayments) from issuance of
long-term debt—intercompany, net	—	3,311	881	(11,420)	(12,532)	8,340	11,420	—
Change in deposits	—	—	—	—	—	23,858	—	23,858
Net change in short-term borrowings and
other investment banking and brokerage
borrowings—third-party	—	(1,067)	(3,910)	—	(391)	(19,699)	—	(25,067)
Net change in short-term borrowings and other
advances—intercompany	(5,772)	(26,782)	(30,520)	6,035	7,995	55,079	(6,035)	—
Capital contributions from parent	—	(3,103)	—	—	—	3,103	—	—
Other financing activities	3,520	—	(78)	—	—	78	—	3,520
Net cash (used in) provided by financing activities
of continuing operations	$(18,847)	$(30,084)	$(39,345)	$(6,039)	$(5,288)	$36,918	$6,039	$(56,646)
Effect of exchange rate changes on cash and
due from banks	$—	$—	$—	$—	$—	$(1,301)	$—	$(1,301)
Net cash provided by (used in) discontinued
operations	—	—	—	—	—	2,669	—	2,669
Net increase (decrease) in cash and due from banks	$(8)	$(1,020)	$—	$49	$31	$1,726	$(49)	$729
Cash and due from banks at beginning of period	11	5,220	—	323	398	22,343	(323)	27,972
Cash and due from banks at end of period	$3	$4,200	$—	$372	$429	$24,069	$(372)	$28,701
Supplemental disclosure of cash flow information
for continuing operations
Cash paid during the year for
Income taxes	$(458)	$321	$(323)	$93	$140	$3,025	$(93)	$2,705
Interest	9,271	5,084	591	1,781	1,569	4,715	(1,781)	21,230
Non-cash investing activities
Transfers to repossessed assets	—	40	—	643	691	553	(643)	1,284
Transfers to trading account assets from investments (held-to-maturity)	—	—	—	—	—	12,700	—	12,700

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2010
						Other
						Citigroup
	Citigroup					subsidiaries
	parent					and	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	eliminations	adjustments	consolidated
Net cash provided by (used in) operating
activities of continuing operations	$8,756	$28,432	$326	$3,084	$3,767	$(5,595)	$(3,084)	$35,686
Cash flows from investing activities of
continuing operations
Change in loans	$—	$27	$34,004	$3,098	$3,935	$22,764	$(3,098)	$60,730
Proceeds from sales and securitizations of loans	—	103	—	1,865	1,898	7,917	(1,865)	9,918
Purchases of investments	(31,346)	(11)	—	(518)	(521)	(374,168)	518	(406,046)
Proceeds from sales of investments	6,029	27	—	557	669	176,963	(557)	183,688
Proceeds from maturities of investments	16,834	—	—	356	365	172,615	(356)	189,814
Changes in investments and advances—intercompany	13,363	3,503	—	(336)	744	(17,610)	336	—
Business acquisitions	(20)	—	—	—	—	20	—	—
Other investing activities	—	(14,746)	—	(22)	(22)	20,001	22	5,233
Net cash provided by (used in) investing activities
of continuing operations	$4,860	$(11,097)	$34,004	$5,000	$7,068	$8,502	$(5,000)	$43,337
Cash flows from financing activities of
continuing operations
Dividends paid	$(9)	$—	$—	$—	$—	$—	$—	$(9)
Dividends paid—intercompany	—	(7,045)	(1,500)	—	—	8,545	—	—
Treasury stock acquired	(6)	—	—	—	—	—	—	(6)
Proceeds/(repayments) from issuance of
long-term debt—third-party, net	(8,339)	(3,044)	(5,326)	1,503	61	(25,585)	(1,503)	(42,233)
Proceeds/(repayments) from issuance of
long-term debt—intercompany, net	—	(2,208)	—	(11,261)	18,946	(16,738)	11,261	—
Change in deposits	—	—	—	—	—	9,065	—	9,065
Net change in short-term borrowings and
other investment banking and brokerage
borrowings—third-party	11	(2,297)	954	750	1,112	(46,969)	(750)	(47,189)
Net change in short-term borrowings and other
advances—intercompany	(8,211)	(2,468)	(28,459)	904	(31,021)	70,159	(904)	—
Other financing activities	2,944	—	—	—	—	—	—	2,944
Net cash (used in) provided by financing activities
of continuing operations	$(13,610)	$(17,062)	$(34,331)	$(8,104)	$(10,902)	$(1,523)	$8,104	$(77,428)
Effect of exchange rate changes on cash and
due from banks	$—	$—	$—	$—	$—	$691	$—	$691
Net cash provided by (used in) discontinued
operations	—	—	—	—	—	214	—	214
Net increase (decrease) in cash and due from banks	$6	$273	$(1)	$(20)	$(67)	$2,289	$20	$2,500
Cash and due from banks at beginning of period	5	4,947	1	343	465	20,054	(343)	25,472
Cash and due from banks at end of period	$11	$5,220	$—	$323	$398	$22,343	$(323)	$27,972
Supplemental disclosure of cash flow information
for continuing operations
Cash paid during the year for
Income taxes	$(507)	$246	$348	$(20)	$(5)	$4,225	$20	$4,307
Interest	9,317	5,194	1,014	2,208	1,593	6,091	(2,208)	23,209
Non-cash investing activities
Transfers to repossessed assets	—	222	—	1,274	1,336	1,037	(1,274)	2,595
Transfers to trading accounting assets from investments (available-for-sale)	—	—	—	—	—	12,001	—	12,001

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2009
						Other
						Citigroup
	Citigroup					subsidiaries
	parent					and	Consolidating	Citigroup
In millions of dollars	company	CGMHI	CFI	CCC	Associates	eliminations	adjustments	consolidated
Net cash (used in) provided by operating
activities of continuing operations	$(5,318)	$19,442	$1,238	$4,408	$4,852	$(74,824)	$(4,408)	$(54,610)
Cash flows from investing activities of
continuing operations
Change in loans	$—	$—	$5,759	$1,024	$1,191	$(155,601)	$(1,024)	$(148,651)
Proceeds from sales and securitizations of loans	—	176	—	6	—	241,191	(6)	241,367
Purchases of investments	(17,056)	(13)	—	(589)	(650)	(263,396)	589	(281,115)
Proceeds from sales of investments	7,092	32	—	520	598	77,673	(520)	85,395
Proceeds from maturities of investments	21,030	—	—	348	459	112,125	(348)	133,614
Changes in investments and advances—intercompany	(22,371)	—	—	(165)	3,657	18,714	165	—
Business acquisitions	384	—	—	—	—	(384)	—	—
Other investing activities	—	6,259	—	—	—	299	—	6,558
Net cash (used in) provided by investing activities
of continuing operations	$(10,921)	$6,454	$5,759	$1,144	$5,255	$30,621	$(1,144)	$37,168
Cash flows from financing activities of
continuing operations
Dividends paid	$(3,237)	$—	$—	$—	$—	$—	$—	$(3,237)
Dividends paid—intercompany	(121)	(1,000)	—	—	—	1,121	—	—
Issuance of common stock	17,514	—	—	—	—	—	—	17,514
Treasury stock acquired	(3)	—	—	—	—	—	—	(3)
Proceeds/(repayments) from issuance of
long-term debt—third-party, net	(9,591)	(2,788)	18,090	679	(791)	(18,575)	(679)	(13,655)
Proceeds/(repayments) from issuance of
long-term debt—intercompany, net	—	1,550	—	(3,122)	(3,377)	1,827	3,122	—
Change in deposits	—	—	—	—	—	61,718	—	61,718
Net change in short-term borrowings and
other investment banking and brokerage
borrowings—third-party	(1,339)	(5,142)	(20,847)	—	(10)	(24,657)	—	(51,995)
Net change in short-term borrowings and other
advances—intercompany	10,344	(18,126)	(4,240)	(3,056)	(5,819)	17,841	3,056	—
Other financing activities	2,664	—	—	—	(41)	41	—	2,664
Net cash provided by (used in) financing activities
of continuing operations	$16,231	$(25,506)	$(6,997)	$(5,499)	$(10,038)	$39,316	$5,499	$13,006
Effect of exchange rate changes on cash and
due from banks	$—	$—	$—	$—	$—	$632	$—	$632
Net cash provided by (used in) discontinued
operations	—	—	—	—	—	23	—	23
Net (decrease) increase in cash and due from banks	$(8)	$390	$—	$53	$69	$(4,232)	$(53)	$(3,781)
Cash and due from banks at beginning of period	13	4,557	1	290	396	24,286	(290)	29,253
Cash and due from banks at end of period	$5	$4,947	$1	$343	$465	$20,054	$(343)	$25,472
Supplemental disclosure of cash flow information
for continuing operations
Cash paid during the year for
Income taxes	$412	$(663)	$101	$(12)	$(137)	$(2)	$12	$(289)
Interest	8,891	7,311	2,898	3,046	530	8,759	(3,046)	28,389
Non-cash investing activities
Transfers to repossessed assets	—	—	—	1,642	1,704	1,176	(1,642)	2,880

32. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011					2010
In millions of dollars, except per share amounts	Fourth	(1)	Third	Second	First	Fourth	Third	Second	First
Revenues, net of interest expense	$17,174		$20,831	$20,622	$19,726	$18,371	$20,738	$22,071	$25,421
Operating expenses	13,211		12,460	12,936	12,326	12,471	11,520	11,866	11,518
Provisions for credit losses and for benefits and claims	2,874		3,351	3,387	3,184	4,840	5,919	6,665	8,618
Income from continuing operations before income taxes	$1,089		$5,020	$4,299	$4,216	$1,060	$3,299	$3,540	$5,285
Income taxes (benefits)	91		1,278	967	1,185	(313)	698	812	1,036
Income from continuing operations	$998		$3,742	$3,332	$3,031	$1,373	$2,601	$2,728	$4,249
Income (loss) from discontinued operations, net of taxes	—		1	71	40	98	(374)	(3)	211
Net income before attribution of noncontrolling interests	$998		$3,743	$3,403	$3,071	$1,471	$2,227	$2,725	$4,460
Net income (loss) attributable to noncontrolling interests	42		(28)	62	72	162	59	28	32
Citigroup’s net income	$956		$3,771	$3,341	$2,999	$1,309	$2,168	$2,697	$4,428
Earnings per share (2)(3)
Basic
Income (loss) from continuing operations	$0.32		$1.27	$1.10	$1.01	$0.41	$0.85	$0.93	$1.47
Net income (loss)	0.32		1.27	1.12	1.02	0.45	0.74	0.93	1.55
Diluted
Income (loss) from continuing operations	0.31		1.23	1.07	0.97	0.40	0.83	0.90	1.43
Net income (loss)	0.31		1.23	1.09	0.99	0.43	0.72	0.90	1.50
Common stock price per share (2)
High	$34.17		$42.88	$45.90	$51.30	$48.10	$43.00	$49.70	$43.10
Low	23.11		23.96	36.81	43.90	39.50	36.60	36.30	31.50
Close	26.31		25.62	41.64	44.20	47.30	39.10	37.60	40.50
Dividends per share of common stock	0.01		0.01	0.01	—	—	—	—	—

This Note to the Consolidated Financial Statements is unaudited due to the Company’s individual quarterly results not being subject to an audit.

(1)	Citi has adjusted its fourth quarter results of operations, that were previously announced on January 17, 2012, for an additional $209 million (after tax) charge. This charge relates to the agreement in principle with the United States and state attorneys general announced on February 9, 2012 regarding the settlement of a number of investigations into residential loan servicing and origination litigation, as well as the resolution of related mortgage litigation (see Notes 29 and 30 to the Consolidated Financial Statements). The impact of these adjustments was a $275 million (pretax) increase in Other operating expenses, a $209 million (after-tax) reduction in Net income and a $0.07 (after-tax) reduction in Diluted earnings per share, each for the fourth quarter of 2011.
(2)	All per share amounts for all periods reflect Citigroup’s 1-for-10 reverse stock split, which was effective May 6, 2011.
(3)	Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.

[End of Consolidated Financial Statements and Notes to Consolidated Financial Statements]

FINANCIAL DATA SUPPLEMENT (Unaudited)

RATIOS

	2011	2010	2009
Citigroup’s net income (loss) to average assets	0.57%	0.53%	(0.08)%
Return on average common stockholders’ equity (1)	6.3	6.8	(9.4)
Return on average total stockholders’ equity (2)	6.3	6.8	(1.1)
Total average equity to average assets (3)	8.9	7.8	7.6
Dividends payout ratio (4)	0.8	NM	NM

(1)	Based on Citigroup’s net income less preferred stock dividends as a percentage of average common stockholders’ equity.
(2)	Based on Citigroup’s net income as a percentage of average total Citigroup stockholders’ equity.
(3)	Based on average Citigroup stockholders’ equity as a percentage of average assets.
(4)	Dividends declared per common share as a percentage of net income per diluted share.
NM	Not Meaningful

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S. (1)

		2011		2010		2009
	Average	Average	Average	Average	Average	Average
In millions of dollars at year end	interest rate	balance	interest rate	balance	interest rate	balance
Banks	0.78%	$50,831	0.83%	$63,637	1.11%	$58,046
Other demand deposits	0.91	248,925	0.75	210,465	0.66	187,478
Other time and savings deposits (2)	1.52	245,208	1.54	258,999	1.85	237,653
Total	1.17%	$544,964	1.14%	$533,101	1.30%	$483,177

(1)	Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries.
(2)	Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS
($100,000 OR MORE) IN U.S. OFFICES

In millions of dollars	Under 3	Over 3 to 6	Over 6 to 12	Over 12
at December 31, 2011	months	months	months	months
Certificates of deposit	$4,375	$2,712	$1,806	$2,595
Other time deposits	$2,614	$59	$504	$1,707

SUPERVISION AND REGULATION

Citigroup is subject to regulation under U.S. federal and state laws, as well as applicable laws in the other jurisdictions in which it does business.

General

As a registered bank holding company and financial holding company, Citigroup is regulated and supervised by the Board of Governors of the Federal Reserve System (FRB). Citigroup’s nationally chartered subsidiary banks, including Citibank, N.A., are regulated and supervised by the Office of the Comptroller of the Currency (OCC) and its state-chartered depository institution by the relevant State’s banking department and the Federal Deposit Insurance Corporation (FDIC). The FDIC also has back-up enforcement authority for banking subsidiaries whose deposits it insures. Overseas branches of Citibank are regulated and supervised by the FRB and OCC and overseas subsidiary banks by the FRB. Such overseas branches and subsidiary banks are also regulated and supervised by regulatory authorities in the host countries.
     A U.S. financial holding company and the companies under its control are permitted to engage in a broader range of activities in the U.S. and abroad than permitted for bank holding companies and their subsidiaries. Unless otherwise limited by the FRB, financial holding companies generally can engage, directly or indirectly in the U.S. and abroad, in financial activities, either de novo or by acquisition, by providing after-the-fact notice to the FRB. These financial activities include underwriting and dealing in securities, insurance underwriting and brokerage and making investments in non-financial companies for a limited period of time, as long as Citi does not manage the non-financial company’s day-to-day activities, and its banking subsidiaries engage only in permitted cross-marketing with the non-financial company. If Citigroup ceases to qualify as a financial holding company, it could be barred from new financial activities or acquisitions, and have to discontinue the broader range of activities permitted to financial holding companies.
     Citi is permitted to acquire U.S. depository institutions, including out-of-state banks, subject to certain restrictions and the prior approval of federal banking regulators. In addition, intrastate bank mergers are permitted and banks in states that do not prohibit out-of-state mergers may merge. A national bank can generally also establish a new branch in any state (to the same extent as banks organized in the subject state) and state banks may establish a branch in another state if permitted by the other state. However, all bank holding companies, including Citigroup, must obtain the prior approval of the FRB before acquiring more than 5% of any class of voting stock of a U.S. depository institution or bank holding company. The FRB must also approve certain additional capital contributions to an existing non-U.S. investment and certain acquisitions by Citigroup of an interest in a non-U.S. company, including in a foreign bank, as well as the establishment by Citibank of foreign branches in certain circumstances.
     For more information on U.S. and foreign regulation affecting Citigroup and its subsidiaries, see “Risk Factors—Regulatory Risks” above.

Changes in Regulation
Proposals to change the laws and regulations affecting the banking and financial services industries are frequently introduced in Congress, before regulatory bodies and abroad that may affect the operating environment of Citigroup and its subsidiaries in substantial and unpredictable ways. This has been particularly true as a result of the financial crisis. Citigroup cannot determine whether any such proposals will be enacted and, if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of Citigroup or its subsidiaries. For additional information regarding recently enacted and proposed legislative and regulatory initiatives, including significant provisions of the Dodd-Frank Act that have not been fully implemented by the U.S. banking agencies, see “Capital Resources and Liquidity—Regulatory Capital Standards” and “Risk Factors—Regulatory Risks” above.

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

Dividends
Citigroup is currently subject to restrictions on its ability to pay common stock dividends. See “Risk Factors” above. For information on the ability of Citigroup’s subsidiary depository institutions and non-bank subsidiaries to pay dividends, see “Capital Resources—Capital Resources of Citigroup’s U.S. Depository Institutions” and Note 20 to the Consolidated Financial Statements above.

Transactions with Affiliates
The types and amounts of transactions between Citigroup’s U.S. subsidiary depository institutions and their non-bank affiliates are regulated by the FRB, and are generally required to be on arm’s-length terms. See also “Funding and Liquidity” above.

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

Privacy and Data Security
Citigroup is subject to many U.S., state and international laws and regulations relating to policies and procedures designed to protect the non-public information of its consumers. Citigroup must periodically disclose its privacy policy to consumers and must permit consumers to opt out of Citigroup’s ability to use such information to market to affiliates and third-party non-affiliates under certain circumstances. See also “Risk Factors—Business Risks” and “Operational Risk—Information Security and Continuity of Business” above.

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
     Citigroup competes for clients and capital (including deposits and funding in the short- and long-term debt markets) with some of these competitors globally and with others on a regional or product basis. Citigroup’s competitive position depends on many factors, including the value of Citi’s brand name, reputation, the types of clients and geographies served, the quality, range, performance, innovation and pricing of products and services, the effectiveness of and access to distribution channels, technology advances, customer service and convenience, effectiveness of transaction execution, interest rates and lending limits, regulatory constraints and the effectiveness of sales promotion efforts. Citigroup’s ability to compete effectively also depends upon its ability to attract new employees and retain and motivate existing employees, while managing compensation and other costs. See “Risk Factors—Regulatory Risks” above.
     In recent years, Citigroup has experienced intense price competition in some of its businesses. For example, the increased pressure on trading commissions from growing direct access to automated, electronic markets may continue to impact Securities and Banking, and technological advances that enable more companies to provide funds transfers may diminish the importance of Global Consumer Banking’s role as a financial intermediary.
     There has been substantial consolidation among companies in the financial services industry, particularly as a result of the financial crisis, through mergers, acquisitions and bankruptcies. This consolidation may produce larger, better capitalized and more geographically diverse competitors able to offer a wider array of products and services at more competitive prices around the world. In certain geographic regions, including “emerging markets,” our competitors may have a stronger local presence, longer operating histories, and more established relationships with clients and regulators.

PROPERTIES
Citigroup’s principal executive offices are located at 399 Park Avenue in New York City. Citigroup, and certain of its subsidiaries, is the largest tenant, and the offices are the subject of a lease. Citigroup also has additional office space at 601 Lexington Avenue in New York City, under a long-term lease. Citibank leases one building and owns a commercial condominium unit in a separate building in Long Island City, New York, and has a long-term lease on a building at 111 Wall Street in New York City, each of which are totally occupied by Citigroup and certain of its subsidiaries.
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

     In Asia, Citigroup’s principal executive offices are in leased premises located at Citibank Tower in Hong Kong. Citigroup also has significant lease premises in Singapore and Japan. Citigroup has major or full ownership interests in country headquarter locations in Shanghai, Seoul, Kuala Lumpur, Manila, and Mumbai.
     Citigroup’s principal executive offices in Latin America, which also serve as the headquarters of Banamex, are located in Mexico City, in a two-tower complex with six floors each, totaling 257,000 rentable square feet.
     Citigroup also owns or leases over 74.6 million square feet of real estate in 101 countries, comprised of 12,415 properties.
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
     Citi has developed programs for its properties to achieve long-term energy efficiency objectives and reduce its greenhouse gas emissions to lessen its impact on climate change. Citi has also integrated a climate change adaptation strategy into its operational strategy, which includes redundancy measures, to address risks from climate change and weather influenced events. These activities could help to mitigate, but will not eliminate, Citi’s potential risk from future climate change regulatory requirements or Citi’s risk of increased costs from extreme weather events.
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

The following table summarizes Citigroup’s share repurchases during 2011:

				Approximate dollar
				value of shares that
			Average	may yet be purchased
	Total shares		price paid	under the plan or
In millions, except per share amounts	purchased	(1)	per share	programs
First quarter 2011
Open market repurchases (1)	—		$—	$6,731
Employee transactions (2)	1.1		48.07	N/A
Total first quarter 2011	1.1		$48.07	$6,731
Second quarter 2011
Open market repurchases (1)	—		$—	$6,731
Employee transactions (2)	0.1		41.58	N/A
Total second quarter 2011	0.1		$41.58	$6,731
Third quarter 2011
Open market repurchases (1)	—		$—	$6,731
Employee transactions (2)	0.1		31.69	N/A
Total third quarter 2011	0.1		$31.69	$6,730
October 2011
Open market repurchases (1)	—		$—	$6,730
Employee transactions (2)	—		—	N/A
November 2011
Open market repurchases (1)	—		$—	$6,730
Employee transactions (2)	—		—	N/A
December 2011
Open market repurchases (1)	—		$—	$6,730
Employee transactions (2)	—		—	N/A
Fourth quarter 2011
Open market repurchases (1)	—		$—	$6,730
Employee transactions (2)	—		—	N/A
Total fourth quarter 2011	—		$—	$6,730
Year-to-date 2011
Open market repurchases (1)	—		$—	$6,730
Employee transactions (2)	1.3		45.98	N/A
Total year-to-date 2011	1.3		$45.98	$6,730

(1)	Open market repurchases are transacted under an existing authorized share repurchase plan. Since 2000, the Board of Directors has authorized the repurchase of shares in the aggregate amount of $40 billion under Citi’s existing share repurchase plan.
(2)	Consists of shares added to treasury stock related to activity on employee stock option program exercises, where the employee delivers existing shares to cover the option exercise, or under Citi’s employee restricted or deferred stock program, where shares are withheld to satisfy tax requirements.
N/A	Not applicable

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

Dividends
For a summary of the cash dividends paid on Citi’s outstanding common stock during 2009 and 2010, see Note 32 to the Consolidated Financial Statements. For so long as the U.S. government holds any Citigroup trust preferred securities acquired pursuant to Citi’s exchange offers consummated in 2009, Citigroup has agreed not to pay a quarterly common stock dividend exceeding $0.01 per quarter, subject to certain customary exceptions. Further, any dividend on Citi’s outstanding common stock would need to be made in compliance with Citi’s obligations to any remaining outstanding Citigroup preferred stock.

PERFORMANCE GRAPH

Comparison of Five-Year Cumulative Total Return
The following graph and table compare the cumulative total return on Citigroup’s common stock with the cumulative total return of the S&P 500 Index and the S&P Financial Index over the five-year period extending through December 31, 2011. The graph and table assume that $100 was invested on December 31, 2006 in Citigroup’s common stock, the S&P 500 Index and the S&P Financial Index and that all dividends were reinvested.

DATE	CITI	S&P 500	S&P FINANCIALS
29-Dec-2006	100.00	100.00	100.00
31-Dec-2007	55.29	105.49	81.37
31-Dec-2008	13.28	66.46	36.36
31-Dec-2009	6.57	84.05	42.62
31-Dec-2010	9.39	96.71	47.79
30-Dec-2011	5.23	98.76	39.64

CORPORATE INFORMATION

CITIGROUP EXECUTIVE OFFICERS
Citigroup’s executive officers as of February 24, 2012 are:

Name	Age	Position and office held
Stephen Bird	45	CEO, Asia Pacific
Don Callahan	55	Chief Administrative Officer;
		Chief Operations and Technology Officer
Michael L. Corbat	51	CEO Europe, Middle East and Africa
John C. Gerspach	58	Chief Financial Officer
John Havens	55	President and Chief Operating Officer;
		CEO, Institutional Clients Group
Michael S. Helfer	66	General Counsel and Corporate Secretary
Brian Leach	52	Chief Risk Officer
Eugene M. McQuade	63	CEO, Citibank, N.A.
Manuel Medina-Mora	61	CEO, Global Consumer Banking;
		Chairman of the Global Consumer Council
William J. Mills	56	CEO, North America
Vikram S. Pandit	55	Chief Executive Officer
Jeffrey R. Walsh	54	Controller and Chief Accounting Officer

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
     Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Citigroup web site. The Code of Conduct can be found by clicking on “About Citi,” and the Code of Ethics for Financial Professionals can be found by further clicking on “Corporate Governance” and then “Governance Documents.” Citi’s Corporate Governance Guidelines can also be found there. The charters for the Audit Committee, the Citi Holdings Oversight Committee, the Nomination, Governance and Public Affairs Committee, the Personnel and Compensation Committee and the Risk Management and Finance Committee of the Board are also available by further clicking on “Board of Directors” and then “Charters.” These materials are also available by writing to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10022.

Stockholder Information
Citigroup common stock is listed on the NYSE under the ticker symbol “C” and on the Tokyo Stock Exchange and the Mexico Stock Exchange. Citigroup preferred stock Series F, T and AA are also listed on the NYSE.
     Because Citigroup’s common stock is listed on the NYSE, the Chief Executive Officer is required to make an annual certification to the NYSE stating that he was not aware of any violation by Citigroup of the corporate governance listing standards of the NYSE. The annual certification to that effect was made to the NYSE on May 20, 2011.
     As of January 31, 2012, Citigroup had approximately 105,437 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

Transfer Agent
Stockholder address changes and inquiries regarding stock transfers, dividend replacement, 1099-DIV reporting and lost securities for common and preferred stock should be directed to:
     Computershare
     P.O. Box 43078
     Providence, RI 02940-3078
     Telephone No. 781 575 4555
     Toll-free No. 888 250 3985
     E-mail address: shareholder@computershare.com
     Web address: www.computershare.com/investor

Exchange Agent
Holders of Golden State Bancorp, Associates First Capital Corporation, Citicorp or Salomon Inc. common stock, Citigroup Inc. Preferred Stock Series Q, S or T, or Salomon Inc. Preferred Stock Series D should arrange to exchange their certificates by contacting:
     Computershare
     P.O. Box 43078
     Providence, RI 02940-3078
     Telephone No. 781 575 4555
     Toll-free No. 888 250 3985
     E-mail address: shareholder@computershare.com
     Web address: www.computershare.com/investor
     On May 9, 2011, Citi effected a 1-for-10 reverse stock split. All Citi common stock certificates issued prior to that date must be exchanged for new certificates by contacting Computershare at the address noted above.
     Citi’s 2011 Form 10-K filed with the SEC, as well as other annual and quarterly reports, are available from Citi Document Services toll free at 877 936 2737 (outside the United States at 716 730 8055), by e-mailing a request to docserve@citi.com, or by writing to:
     Citi Document Services
     540 Crosspoint Parkway
     Getzville, NY 14068

Stockholder Inquiries
Information about Citi, including quarterly earnings releases and filings with the U.S. Securities and Exchange Commission, can be accessed via its Web site at www.citigroup.com. Stockholder inquiries can also be directed by e-mail to shareholderrelations@citi.com.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2012.

Citigroup Inc.
(Registrant)

John C. Gerspach
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February, 2012.

Citigroup’s Principal Executive Officer and a Director:

Vikram S. Pandit

Citigroup’s Principal Financial Officer:

John C. Gerspach

Citigroup’s Principal Accounting Officer:

Jeffrey R. Walsh

The Directors of Citigroup listed below executed a power of attorney appointing John C. Gerspach their attorney-in-fact, empowering him to sign this report on their behalf.

Alain J.P. Belda	Judith Rodin
Timothy C. Collins	Robert L. Ryan
Robert L. Joss, Ph.D.	Anthony M. Santomero
Michael E. O’Neill	Diana L. Taylor
Richard D. Parsons	William S. Thompson, Jr.
Lawrence R. Ricciardi	Ernesto Zedillo

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

Vikram S. Pandit
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

Diana L. Taylor
Managing Director
Wolfensohn Fund
       Management, L.P.

William S. Thompson, Jr.
Chief Executive Officer, Retired
Pacific Investment
       Management Company
       (PIMCO)

Ernesto Zedillo
Director, Center for the
       Study of Globalization;
       Professor in the Field
       of International
       Economics and Politics
Yale University

[THIS PAGE INTENTIONALLY LEFT BLANK]

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.01	Share Purchase Agreement, dated July 11, 2008, by and between Citigroup Global Markets Finance Corporation & Co. Beschrankt Haftende KG, CM Akquisitions GmbH, and Banque Federative du Credit Mutuel S.A., incorporated by reference to Exhibit 2.01 to the Quarterly Report on Form 10-Q of Citigroup Inc. (the “Company”) for the fiscal quarter ended September 30, 2008 (File No. 1-9924) (the “Company’s September 30, 2008 10-Q”).

2.02	Amended and Restated Joint Venture Contribution and Formation Agreement, dated May 29, 2009, by and among the Company, Morgan Stanley and Morgan Stanley Smith Barney Holdings LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 3, 2009 (File No. 1-9924).

2.03	Share Purchase Agreement, dated May 1, 2009, by and among Nikko Citi Holdings Inc., Nikko Cordial Securities Inc., Nikko Citi Business Services Inc., Nikko Citigroup Limited, and Sumitomo Mitsui Banking Corporation, incorporated by reference to Exhibit 2.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (File No. 1-9924).

3.01.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 1-9924) (the “Company’s September 30, 2009 10-Q”).

3.01.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Company, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2011 (File No. 1-9924).

3.02	By-Laws of the Company, as amended, effective December 15, 2009, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 16, 2009 (File No. 1-9924).

4.01	Warrant Agreement (relating to Warrants (expiring January 4, 2019)), dated as of January 25, 2011, between the Company and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed January 26, 2011 (File No. 1-9924; Acc. No. 0000950123-11-005308).

4.02	Specimen Warrant for 255,033,142 Warrants, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A filed January 26, 2011 (File No. 1-9924; Acc. No. 0000950123-11-005308).

4.03	Warrant Agreement (relating to Warrants (expiring October 28, 2018)), dated as of January 25, 2011, between the Company and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed January 26, 2011 (File No. 1-9924; Acc. No. 0000950123-11-005381).

4.04	Specimen Warrant for 210,084,034 Warrants, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A filed January 26, 2011 (File No. 1-9924; Acc. No. 0000950123-11-005381).

4.05	Tax Benefits Preservation Plan, dated June 9, 2009, between the Company and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 10, 2009 (File No. 1-9924).

4.06	Capital Securities Guarantee Agreement, dated as of July 30, 2009, between the Company, as Guarantor, and The Bank of New York Mellon, as Guarantee Trustee, incorporated by reference to Exhibit 4.03 to the Company's Current Report on Form 8-K filed July 30, 2009 (File No. 1-9924).

4.07	Registration Rights Agreement, dated as of January 27, 2011, between the Company and The Bank of New York Mellon, not in its individual capacity but solely as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed March 28, 2011 (No. 333-173113).

4.08	Termination of the Capital Replacement Covenants agreement, dated April 1, 2011, between the Company and The Bank of New York Mellon, as Institutional Trustee of Citigroup Capital XI, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 4, 2011 (File No. 1-9924).

4.09	Specimen Physical Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 9, 2011 (File No. 1-9924).

10.01.1*	Supplemental ERISA Compensation Plan of Citibank, N.A. and Affiliates, as amended and restated (the “Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.(G) to Citicorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5378).

10.01.2*	Amendment to the Citibank Supplemental ERISA Plan (the “1999 Amended Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.21.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-9924) (the “Company’s 1999 10-K”).

10.01.3*	Amendment to the 1999 Amended Citibank Supplemental ERISA Plan (the “2005 Amended Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.04.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-9924).

10.01.4*	Amendment to the 2005 Amended Citibank Supplemental ERISA Plan, as amended January 1, 2009 (the “2009 Amended Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.01.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 1-9924) (the “Company’s 2009 10-K”).

10.01.5*	Nonqualified Plan Amendment to the 2009 Amended Citibank Supplemental ERISA Plan, adopted November 19, 2009, incorporated by reference to Exhibit 10.01.5 to the Company’s 2009 10-K.

10.02*	Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (as of September 21, 2004), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 (File No. 1-9924).

10.03.1*

Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (pursuant to the Amended and Restated Compensation Plan for Non-Employee Directors), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2005 (File No. 1-9924).

10.03.2*	Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (effective November 1, 2006), incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (File No. 1-9924).

10.04.1*	Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-9924).

10.04.2*	Amendment to the Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.08.2 to the Company’s 1999 10-K.

10.04.3*	Amendment to the Travelers Group Capital Accumulation Plan (as amended through July 23, 1997), incorporated by reference to Exhibit 10.05.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-9924) (the “Company’s 2008 10-K”).

10.05.1	Citigroup Employee Incentive Plan, amended and restated as of April 17, 2001, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-9924).

10.05.2	Amendment to the Citigroup Employee Incentive Plan, incorporated by reference to Exhibit 10.08.2 to the Company’s 2008 10-K.

10.06.1*	Citicorp 1997 Stock Incentive Plan, incorporated by reference to Citicorp’s 1997 Proxy Statement filed February 26, 1997 (File No. 1-5378).

10.06.2*	Amendment to the Citicorp 1997 Stock Incentive Plan, incorporated by reference to Exhibit 10.19.2 to the Company’s 1999 10-K.

10.06.3*	Amendment to the Citicorp 1997 Stock Incentive Plan, incorporated by reference to Exhibit 10.11.3 to the Company’s 2008 10-K.

10.07.1*	Citicorp Directors’ Deferred Compensation Plan, Restated May 1, 1988, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-9924).

10.07.2*	Amendment to the Citicorp Directors’ Deferred Compensation Plan (effective as of December 31, 2001), incorporated by reference to Exhibit 10.22.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-9924) (the “Company’s 2001 10-K”).

10.08*	Citigroup 1999 Stock Incentive Plan (as amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.15 to the Company’s 2008 10-K.

10.09*	Form of Citigroup Directors’ Stock Option Grant Notification, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-9924).

10.10	Lease, dated as of September 25, 2002, between BP 399 Park Avenue LLC (as Landlord) and Citigroup Inc. (as Tenant), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 1-9924).

10.11.1*	Form of Citigroup Equity Award Agreement (effective November 1, 2007), incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 1-9924) (the “Company’s September 30, 2007 10-Q”).

10.11.2*	Form of Citigroup Equity or Deferred Cash Award Agreement (effective January 1, 2009), incorporated by reference to Exhibit 10.01 to the Company’s September 30, 2008 10-Q.

10.11.3*	Form of Citigroup Equity or Deferred Cash Award Agreement (effective November 1, 2009), incorporated by reference to Exhibit 10.01 to the Company’s September 30, 2009 10-Q.

10.11.4*	Form of Citigroup Equity or Deferred Cash Award Agreement (effective November 1, 2010), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 (File No. 1-9924) (the “Company’s September 30, 2010 10-Q”).

10.11.5*	Form of Citigroup Inc. 2012 Discretionary Incentive and Retention Award Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 (File No. 1-9924) (the “Company’s September 30, 2011 10-Q”).

10.12	Citigroup Management Committee Termination Notice and Non-Solicitation Policy, effective October 2, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2006 (File No. 1-9924).

10.13*	Citigroup Inc. Non-Employee Directors Compensation Plan (effective as of January 1, 2008), incorporated by reference to Exhibit 10.01 to the Company’s September 30, 2007 10-Q.

10.14.1	Lease, dated as of May 12, 2005, between Reckson Court Square, LLC (Landlord) and Citibank, N.A. (Tenant); Premises: One Court Square, 25-01 Jackson Avenue, Long Island City, New York 11120, incorporated by reference to Exhibit 10.40.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-9924) (the “Company’s 2007 10-K”).

10.14.2	First Amendment to Lease, dated as of August 3, 2005, between Reckson Court Square, LLC (Landlord) and Citibank, N.A. (Tenant); Premises: One Court Square, Long Island City, Queens County, New York, incorporated by reference to Exhibit 10.40.2 to the Company’s 2007 10-K.

10.15	Lease, dated as of December 18, 2007, between 388 Realty Owner LLC (Landlord) and Citigroup Global Markets Inc. (Tenant); Premises: 388 Greenwich Street, New York, New York 10013, incorporated by reference to Exhibit 10.41 to the Company’s 2007 10-K.

10.16	Lease, dated as of December 18, 2007, between 388 Realty Owner LLC (Landlord) and Citigroup Global Markets Inc. (Tenant); Premises: 390 Greenwich Street, New York, New York 10013, incorporated by reference to Exhibit 10.42 to the Company’s 2007 10-K.

10.17*	Aircraft Time Sharing Agreement, dated December 12, 2007, between Citiflight, Inc. and Vikram Pandit, incorporated by reference to Exhibit 10.43 to the Company’s 2007 10-K.

10.18	Joint Venture Contribution and Formation Agreement, dated as of January 13, 2009, by and between the Company and Morgan Stanley, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2009 (File No. 1-9924).

10.19	Form of Addendum to Indemnification Agreement dated December 16, 2008 between the Company and each member of its Board of Directors, incorporated by reference to Exhibit 10.44 to the Company’s 2008 10-K.

10.20*	Form of Citigroup Performance Stock Award Agreement, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 21, 2009 (File No. 1-9924).

10.21*	Form of Citigroup Executive Premium Price Option Agreement, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 21, 2009 (File No. 1-9924).

10.22.1*	Citicorp Deferred Compensation Plan, effective October 1995, incorporated by reference to Exhibit 10 to Citicorp’s Registration Statement on Form S-8 filed February 15, 1996 (No. 333-0983).

10.22.2*	Amendment to the Citicorp Deferred Compensation Plan, incorporated by reference to Exhibit 10.18.2 to the Company’s 1999 10-K.

10.22.3*	Amendment to the Citicorp Deferred Compensation Plan, effective as of September 28, 2001, incorporated by reference to Exhibit 10.17.3 to the Company’s 2001 10-K.

10.22.4*	Nonqualified Plan Amendment to the Citicorp Deferred Compensation Plan, adopted November 19, 2009, incorporated by reference to Exhibit 10.01.5 to the Company’s 2009 10-K.

10.23*	Form of 2009 Citi Stock Payment Program Notification for awards granted on November 30, 2009, incorporated by reference to Exhibit 10.31 to the Company’s 2009 10-K.

10.24*	Form of Citi Long-Term Restricted Stock Award Agreement for awards granted on December 30, 2009, incorporated by reference to Exhibit 10.33 to the Company’s 2009 10-K.

10.25*	Form of 2009 Citi Stock Incentive Program Notification for awards granted on December 30, 2009, incorporated by reference to Exhibit 10.34 to the Company’s 2009 10-K.

10.26

Exchange Agreement, dated June 9, 2009, between the Company and the Federal Deposit Insurance Corporation, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed June 10, 2009 (333-158100).

10.27

Amended and Restated Global Selling Agency Agreement, dated August 26, 2011, among Citigroup Funding Inc., the Company, Citigroup Global Markets Inc., UBS Financial Services Inc. and Wells Fargo Securities, LLC, incorporated by reference to Exhibit 10.02 to the Company’s September 30, 2011 10-Q.

10.28.1*

Letter Agreement, dated April 5, 2010, between the Company and Dr. Robert L. Joss (the “Joss Letter Agreement”), incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 1-9924) (the “Company’s March 31, 2010 10-Q”).

10.28.2*

Joss Letter Agreement Renewal, dated October 28, 2010, between the Company and Dr. Robert L. Joss, incorporated by reference to Exhibit 10.43.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-9924) (the “Company’s 2010 10-K”).

10.28.3*+	Joss Letter Agreement Renewal, dated January 1, 2012, between the Company and Dr. Robert L. Joss.

10.29*

Individual Employment Contract, dated November 8, 1971, between Banco Nacional de Mexico, S.A. and Manuel Medina-Mora (English translation), incorporated by reference to Exhibit 10.07 to the Company’s March 31, 2010 10-Q.

10.30*	Form of 2010 Citi Stock Payment Program Notification for Awards Granted on September 30, 2010, incorporated by reference to Exhibit 10.02 to the Company’s September 30, 2010 10-Q.

10.31*	Form of 2010 Citi Stock Payment Program Notification for Awards Granted in October, November and December 2010, incorporated by reference to Exhibit 10.03 to the Company’s September 30, 2010 10-Q.

10.32*	Form of Citi Long-Term Restricted Stock Award Agreement (effective November 1, 2010), incorporated by reference to Exhibit 10.04 to the Company’s September 30, 2010 10-Q.

10.33*	Citigroup Inc. 2010 Key Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.50 to the Company’s 2010 10-K.

10.34*	Form of Citigroup Inc. 2010 Key Employee Profit Sharing Plan Award Agreement, incorporated by reference to Exhibit 10.51 to the Company’s 2010 10-K.

10.35*	Citigroup Inc. 2010 Key Risk Employee Plan, incorporated by reference to Exhibit 10.52 to the Company’s 2010 10-K.

10.36*	Form of Citigroup Inc. 2010 Key Risk Employee Plan Award Agreement, incorporated by reference to Exhibit 10.53 to the Company’s 2010 10-K.

10.37*

Citigroup Inc. 2011 Key Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 (File No. 1-9924) (the “Company’s March 31, 2011 10-Q”).

10.38*	Citigroup Inc. 2011 Key Employee Profit Sharing Plan Award Agreement, incorporated by reference to Exhibit 10.02 to the Company’s March 31, 2011 10-Q.

10.39*

Form of Citigroup Inc. Employee Option Grant Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (File No. 1-9924) (the “Company’s June 30, 2011 10-Q”).

10.40.1*

Citigroup 2009 Stock Incentive Plan (as amended and restated effective April 21, 2011), incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed April 22, 2011 (No. 333-173683).

10.40.2*+	Amendment to the Citigroup 2009 Stock Incentive Plan (as amended and restated effective April 21, 2011).

10.41*	2011 Citigroup Executive Performance Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 26, 2011 (File No. 1-9924).

10.42*

Citigroup Inc. 2011 Key Employee Profit Sharing Plan Award Agreement, dated May 17, 2011, between the Company and Vikram S. Pandit, incorporated by reference to Exhibit 10.02 to the Company’s June 30, 2011 10-Q.

10.43*	Citigroup Inc. Equity Award Agreement, dated May 17, 2011, between the Company and Vikram S. Pandit, incorporated by reference to Exhibit 10.03 to the Company’s June 30, 2011 10-Q.

10.44*	Citigroup Inc. Executive Option grant Agreement, dated May 17, 2011, between the Company and Vikram S. Pandit, incorporated by reference to Exhibit 10.04 to the Company’s June 30, 2011 10-Q.

10.45*

Letter Agreement, dated December 21, 2011, between Citigroup Inc. and Michael Corbat, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2011 (File No. 1-9924).

10.46*+	Citigroup Inc. Deferred Cash Award Plan (Amended and Restated Effective as of January 1, 2012).

10.47*+	Citi Discretionary Incentive and Retention Award Plan (Amended and Restated Effective January 1, 2012).

12.01+	Calculation of Ratio of Income to Fixed Charges.

12.02+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

21.01+	Subsidiaries of the Company.

23.01+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.01+	Powers of Attorney.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.

101.01+	Financial statements from the Annual Report on Form 10-K of Citigroup Inc. for the fiscal year ended December 31, 2011, filed on February 24, 2012, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2011 Annual Report on Form 10-K) to security holders who make written request therefor to Citigroup Inc., Corporate Governance, 425 Park Avenue, 2nd Floor, New York, New York 10022.

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.

+ Filed herewith.