Form 10-Q
period 2012-03-31
CITIGROUP INC
filed 2012-05-04
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission file number 1-9924

Citigroup Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1568099 (I.R.S. Employer Identification No.)
399 Park Avenue, New York, NY (Address of principal executive offices)	10022 (Zip code)
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

Common stock outstanding as of March 31, 2012: 2,932,157,453

Available on the web at www.citigroup.com

CITIGROUP INC

FIRST QUARTER 2012—FORM 10-Q

OVERVIEW	3
CITIGROUP SEGMENTS AND REGIONS	4
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5
Executive Summary	5
RESULTS OF OPERATIONS	7
Summary of Selected Financial Data	7
SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES	9
CITICORP	11
Global Consumer Banking	12
North America Regional Consumer Banking	13
EMEA Regional Consumer Banking	14
Latin America Regional Consumer Banking	15
Asia Regional Consumer Banking	16
Institutional Clients Group	17
Securities and Banking	19
Transaction Services	21
CITI HOLDINGS	22
Brokerage and Asset Management	23
Local Consumer Lending	24
Special Asset Pool	26
CORPORATE/OTHER	27
BALANCE SHEET REVIEW	28
Segment Balance Sheet at March 31, 2012	31
CAPITAL RESOURCES AND LIQUIDITY	32
Capital Resources	32
Funding and Liquidity	36
Off-Balance-Sheet Arrangements	42
MANAGING GLOBAL RISK	42
CREDIT RISK	43
Loans Outstanding	43
Details of Credit Loss Experience	44
Non-Accrual Loans and Assets, and Renegotiated Loans	45
North America Consumer Mortgage Lending	49
North America Cards	61
Consumer Loan Details	63
Corporate Loan Details	68
Exposure to Commercial Real Estate	68
Market Risk	69
Country Risk	77
FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND STRUCTURED DEBT	82
CREDIT DERIVATIVES	83
INCOME TAXES	85
DISCLOSURE CONTROLS AND PROCEDURES	86
FORWARD-LOOKING STATEMENTS	86
FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS	88
CONSOLIDATED FINANCIAL STATEMENTS	89
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	95
LEGAL PROCEEDINGS	196
UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS	197

OVERVIEW

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

        Citigroup currently operates, for management reporting purposes, via two primary business segments: Citicorp, consisting of Citi's Global Consumer Banking businesses and Institutional Clients Group; and Citi Holdings, consisting of Brokerage and Asset Management, Local Consumer Lending and Special Asset Pool. For a further description of the business segments and the products and services they provide, see "Citigroup Segments" below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Consolidated Financial Statements.

        Throughout this report, "Citigroup," "Citi" and "the Company" refer to Citigroup Inc. and its consolidated subsidiaries.

        This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup's Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Annual Report on Form 10-K). Additional information about Citigroup is available on Citi's Web site at www.citigroup.com. Citigroup's recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the U.S. Securities and Exchange Commission (SEC), are available free of charge through the Citi's Web site by clicking on the "Investors" page and selecting "All SEC Filings." The SEC's Web site also contains current reports, information statements, and other information regarding Citi at www.sec.gov.

        Within this Form 10-Q, please refer to the tables of contents on pages 2 and 88 for page references to Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes to Consolidated Financial Statements, respectively.

        Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation. For information on certain recent such classifications, including the transfer of the substantial majority of Citi's retail partner cards businesses (which is now referred to as Citi retail services) from Citi Holdings—Local Consumer Lending to Citicorp—North America Regional Consumer Banking, which was effective January 1, 2012, see Citi's Form 8-K furnished to the SEC on March 26, 2012.

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

(1)
North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico, and Asia includes Japan.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER OF 2012 EXECUTIVE SUMMARY

Citigroup

        Citigroup reported first quarter of 2012 net income of $2.9 billion, or $0.95 per diluted share. Citi's reported net income declined by 2%, or $68 million, from the first quarter of 2011. Results for the first quarter of 2012 included a net negative credit valuation adjustment (CVA) on derivatives (excluding monolines), net of hedges, and debt valuation adjustment (DVA) on Citi's fair value option debt of $1.3 billion, compared to negative $256 million in the first quarter of 2011, as Citi's credit spreads tightened during the quarter. Results for the first quarter of 2012 also included a net pretax gain of $477 million from minority investments, which included pretax gains of $1.1 billion and $542 million on the sale of Citi's remaining stake in the Housing Development Finance Corporation Ltd. (HDFC) and its stake in Shanghai Pudong Development Bank (SPDB), respectively, partially offset by the pretax impairment charge relating to Akbank T.A.S. (Akbank) of $1.2 billion. Excluding CVA/DVA and the net gain on minority investments, Citi earned $3.4 billion in the first quarter of 2012, or $1.11 per diluted share, compared to $1.04 per diluted share (excluding CVA/DVA) in the prior-year period. The year-over-year increase in earnings per share, excluding CVA/DVA and the net gain from minority investments, primarily reflected higher revenues, a decline in credit costs and a lower effective tax rate as compared to the prior-year period.

        Citi's revenues, net of interest expense, were $19.4 billion, down 2% versus the prior-year period. Excluding CVA/DVA and the net gain on minority investments, revenues were $20.2 billion, up $235 million, or 1%, from the first quarter of 2011 (excluding CVA/DVA) as growth in Citicorp's three businesses (Global Consumer Banking (GCB), Securities and Banking and Transaction Services) exceeded the continued revenue declines in Citi Holdings. Net interest revenues of $11.9 billion were 1% lower than the prior-year period, largely due to continued declining loan balances and lower interest-earning assets (particularly in the Special Asset Pool) in Citi Holdings. Non-interest revenues were $7.5 billion, down 2% from the prior-year period, principally due to the higher negative CVA/DVA versus the prior-year period, partially offset by the net gain on minority investments. Excluding CVA/DVA and the net gain on minority investments, non-interest revenues were $8.3 billion, a 5% increase compared to the first quarter 2011 (excluding CVA/DVA), as growth in Citicorp outpaced a decline in Citi Holdings.

Operating Expenses

        Citigroup expenses were essentially flat versus the prior-year period at $12.3 billion. Both periods included a similar combined level of legal and related costs and repositioning charges of approximately $600 million. Excluding these items, as well as the impact of foreign exchange translation (as used throughout this Form 10-Q, FX translation) (approximately $100 million in the first quarter of 2012), operating expenses grew less than 1% versus the prior-year period. Investment spending was $0.4 billion higher than in the first quarter of 2011 and was more than offset by approximately $0.6 billion in efficiency savings year-over-year.

        Citicorp's expenses were $10.3 billion, up 1% from $10.2 billion in the prior-year period, driven primarily by the higher volumes in each of GCB and Transaction Services. Citi Holdings expenses were down 16% year-over-year to $1.2 billion, principally due to the continued decline in assets and thus lower operating expenses, partially offset by higher legal and related costs.

Credit Costs

        Citi's total provisions for credit losses and for benefits and claims of $3.0 billion declined $165 million, or 5%, from the prior-year period. Net credit losses of $4.0 billion were down $2.3 billion, or 37%, from the first quarter of 2011. Consumer net credit losses declined $1.4 billion, or 25%, to $4.0 billion, driven by continued credit improvement in Citicorp North America Citi-branded cards and Citi retail services (formerly retail partner cards) and in Local Consumer Lending within Citi Holdings. Corporate net credit losses decreased $932 million year-over-year to a net credit recovery of $83 million, driven by a series of recoveries in both Securities and Banking and in the Special Asset Pool in Citi Holdings.

        The net release of allowance for loan losses and unfunded lending commitments was $1.2 billion in the first quarter of 2012, compared to a net release of $3.3 billion in the first quarter of 2011. Of the $1.2 billion net reserve release, $1.3 billion related to Consumer and was mainly driven by North America Citi-branded cards and Citi retail services and North America mortgages in Citi Holdings. The $112 million net Corporate reserve build reflected continued growth in the Corporate loan portfolio in Citicorp.

        $588 million of the net credit reserve release was attributable to Citicorp and compared to a $1.8 billion release in the prior-year period. The decline in the Citicorp reserve release year-over-year reflected a net build within international GCB (which encompasses Asia, Latin America and EMEA) and Securities and Banking, reflecting continued loan growth in these businesses. The $576 million net credit release in Citi Holdings was down from $1.5 billion in the prior-year period due primarily to lower releases in the Special Asset Pool.

Capital and Loan Loss Reserve Positions

        Citigroup's Tier 1 Capital ratio was 14.3% at quarter-end and its Tier 1 Common ratio was 12.5%, up approximately 100 and 120 basis points, respectively, from the prior-year period.

        Citigroup's total allowance for loan losses was $29.0 billion at quarter end, or 4.5% of total loans, compared to $36.6 billion, or 5.8%, at the end of the prior-year period. The decline in the total allowance for loan losses reflected asset sales in Citi Holdings, lower non-accrual loans, and overall continued improvement in the credit quality of the loan portfolios.

        The Consumer allowance for loan losses was $26.0 billion, or 6.3% of total Consumer loans, at quarter-end, compared to $32.7 billion, or 7.5% of total loans, at March 31, 2011. Total non-accrual assets declined 25% to $12.3 billion compared to the first quarter 2011. Corporate non-accrual loans declined 46% to $3.0 billion, and Consumer non-accrual loans declined 6% to $8.7 billion.

Citicorp

        Citicorp net income decreased 3% from the prior-year period to $4.3 billion, largely reflecting a decline in reported revenues as well as higher credit costs, primarily as a result of lower loan loss reserve releases. Reported revenues of $18.0 billion were down 1% from the prior-year period, primarily stemming from negative CVA/DVA in Securities and Banking of $1.4 billion, compared to a negative $229 million in the prior-year period. Excluding CVA/DVA, Citicorp net income increased 13% from the prior-year period to $5.2 billion, mainly reflecting revenue growth across all of Citicorp's businesses.

        Excluding CVA/DVA, Citicorp revenues were $19.4 billion, 6% higher than the first quarter 2011. Global Consumer Banking revenues of $10.0 billion grew 5% year-over-year. North America GCB revenues grew 5% to $5.2 billion while international GCB revenues grew 4% to $4.8 billion, each compared to the first quarter 2011. Average retail banking loans increased 16% year-over-year to $139.3 billion, and average deposits increased 3% to $318.6 billion, both driven by North America, Asia and Latin America. Citi-branded and retail services average card loans decreased 1% year-over-year to $148.3 billion, as continued growth in Asia and Latin America was offset by lower average balances in North America (for both Citi-branded cards and Citi retail services) and EMEA. Cards purchase sales grew 6% from the prior-year period to $85.4 billion, and international investment sales decreased 6% to $19.0 billion on weaker retail investor sentiment versus the prior-year period.

        Securities and Banking revenues were $5.3 billion in the first quarter of 2012, down 12% year-on-year, driven by the higher negative CVA/DVA. Excluding the impact of CVA/DVA, Securities and Banking revenues were $6.7 billion, 6% higher than the prior-year period. Fixed income markets revenues of $4.7 billion in the first quarter of 2012, excluding CVA/DVA,(1) increased 19% from the prior-year period, primarily reflecting strong performance in rates and currencies across all products and regions as overall market conditions improved in the first quarter of 2012 and client activity increased. Credit and securitized products were down versus the prior-year period, however, largely reflecting lower risk levels in the business. Equity markets revenues of $902 million in the first quarter of 2012, excluding CVA/DVA, were 18% below the prior-year period, largely related to lower industry volumes, particularly in cash equities. Investment banking revenues grew 2% from the prior-year period to $865 million as growth in debt underwriting offset declines in advisory and equity underwriting revenues. Lending revenues of $56 million were down from $255 million in the prior-year period, as higher net interest revenues were more than offset by greater hedge losses in the first quarter of 2012. Private bank revenues of $576 million, excluding CVA/DVA, were up 11% year-over-year due to higher loan and deposit balances as well as stronger capital markets activity.

        Transaction Services revenues were $2.7 billion, up 7% from the prior-year period, as growth in Treasury and Trade Solutions (TTS) offset declines in Securities and Fund Services (SFS). TTS revenue growth reflected strong growth in deposits and average assets, particularly in trade finance, while the decline in SFS revenues reflected lower settlement volumes. Transaction Services average deposits and other customer liabilities grew 6% year-over-year to $377 billion, while assets under custody decreased 1% year-over-year to $12.6 trillion.

        Citicorp end-of-period loans increased 12% year-over-year to $514 billion, with 6% growth in Consumer loans and 23% growth in Corporate loans.

Citi Holdings

        Citi Holdings net loss of $1.0 billion in the first quarter of 2012 was slightly higher than the loss reported in the first quarter of 2011, as revenue declines and lower credit reserve releases exceeded expense declines and a continued improvement in net credit losses.

        Citi Holdings revenues decreased 47% from the prior-year period to $874 million. Excluding CVA/DVA of positive $88 million in the first quarter of 2012, compared to a negative $27 million in the prior-year period, Citi Holdings revenues were $786 million, 53% lower than the first quarter 2011. Net interest revenues declined 32% year-over-year to $701 million, largely driven by declining loan balances in Local Consumer Lending and lower interest-earning assets in the Special Asset Pool. Non-interest revenues, excluding CVA/DVA, decreased 87% to $84 million from the prior-year period, primarily reflecting the absence of positive private equity marks recorded in the Special Asset Pool in the first quarter of 2011 combined with a repurchase reserve build related to private-label mortgage securitizations in the Special Asset Pool in the current quarter.

        Citi Holdings assets declined 29% year-over-year to $209 billion at March 31, 2012, and comprised approximately 11% of total Citigroup GAAP assets and 19% of risk-weighted assets as of such date. Local Consumer Lending continued to represent the largest segment within Citi Holdings, with $147 billion of assets. Over 70% of Local Consumer Lending assets, or approximately $104 billion, were mortgage loans in North America real estate lending. At March 31, 2012, approximately $9.4 billion of loan loss reserves were allocated to North America real estate lending in Citi Holdings.

        (1)   For the summary of CVA/DVA by business within Securities and Banking, for the first quarter of 2012 and comparable periods, see "Citicorp—Institutional Clients Group—Securities and Banking" below.

 RESULTS OF OPERATIONS

SUMMARY OF SELECTED FINANCIAL DATA—Page 1

Citigroup Inc. and Consolidated Subsidiaries
	First Quarter
			% Change
In millions of dollars, except per-share amounts, ratios and direct staff	2012(1)	2011
Net interest revenue	$11,947	$12,102	(1)%
Non-interest revenue	7,459	7,624	(2)

Revenues, net of interest expense	$19,406	$19,726	(2)%
Operating expenses	12,319	12,326	—
Provisions for credit losses and for benefits and claims	3,019	3,184	(5)%

Income from continuing operations before income taxes	$4,068	$4,216	(4)%
Income taxes	1,006	1,185	(15)

Income from continuing operations	$3,062	$3,031	1%
Income (loss) from discontinued operations, net of taxes(1)	(5)	40	NM

Net income before attribution of noncontrolling interests	$3,057	$3,071	—
Net income attributable to noncontrolling interests	126	72	75%

Citigroup's net income	$2,931	$2,999	(2)%

Less:
Preferred dividends—Basic	$4	$4	—
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to Basic EPS	54	35	54%

Income allocated to unrestricted common shareholders for Basic EPS	$2,873	$2,960	(3)%
Add: Interest expense, net of tax, on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to diluted EPS	4	1	NM

Income allocated to unrestricted common shareholders for diluted EPS	$2,877	$2,961	(3)%
Earnings per share(2)
Basic
Income from continuing operations	$0.98	$1.01	(3)%
Net income	0.98	1.02	(4)

Diluted
Income from continuing operations	$0.96	$0.97	(1)%
Net income	0.95	0.99	(4)
Dividends declared per common share	0.01	—	NM

Statement continues on the next page, including notes to the table.

 SUMMARY OF SELECTED FINANCIAL DATA—Page 2

Citigroup Inc. and Consolidated Subsidiaries
	First Quarter
					% Change
In millions of dollars, except per-share amounts, ratios and direct staff	2012		2011
At March 31:
Total assets	$1,944,423		$1,947,815		—%
Total deposits	906,012		865,863		5
Long-term debt	311,079		376,541		(17)
Mandatorily redeemable securities of subsidiary trusts (included in long-term debt)	16,041		17,940		(11)
Citigroup common stockholders' equity	181,508		170,725		6
Total Citigroup stockholders' equity	181,820		171,037		6
Direct staff (in thousands)	263		260		1

Ratios
Return on average common stockholders' equity(3)	6.51%		7.30%
Return on average total stockholders' equity(3)	6.51		7.29

Tier 1 Common(4)	12.50%		11.34%
Tier 1 Capital	14.26		13.26
Total Capital	17.64		16.98
Leverage(5)	7.55		7.00

Citigroup common stockholders' equity to assets	9.33%		8.76%
Total Citigroup stockholders' equity to assets	9.35		8.78
Dividend payout ratio(6)	0.01		NM
Book value per common share(2)	$61.90		$58.46
Ratio of earnings to fixed charges and preferred stock dividends	1.71	x	1.68	x

(1)
Discontinued operations for 2011 primarily reflects the sale of the Egg Banking PLC credit card business. See Note 2 to the Consolidated Financial Statements.

(2)
All per share amounts and Citigroup shares outstanding for all periods reflect Citigroup's 1-for-10 reverse stock split, which was effective May 6, 2011.

(3)
The return on average common stockholders' equity is calculated using net income less preferred stock dividends divided by average common stockholders' equity. The return on average total Citigroup stockholders' equity is calculated using net income divided by average Citigroup stockholders' equity.

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

NM Not meaningful

 SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES

        The following tables show the income (loss) and revenues for Citigroup on a segment and business view:

CITIGROUP INCOME

	First Quarter
			% Change
In millions of dollars	2012	2011
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$1,317	$937	41%
EMEA	(7)	57	NM
Latin America	375	473	(21)
Asia	503	453	11

Total	$2,188	$1,920	14%

Securities and Banking
North America	$128	$464	(72)%
EMEA	512	764	(33)
Latin America	342	273	25
Asia	307	210	46

Total	$1,289	$1,711	(25)%

Transaction Services
North America	$126	$106	19%
EMEA	315	275	15
Latin America	178	172	3
Asia	302	283	7

Total	$921	$836	10%

Institutional Clients Group	$2,210	$2,547	(13)%

Total Citicorp	$4,398	$4,467	(2)%

Corporate/Other	$(312)	$(479)	35%

Total Citicorp and Corporate/Other	$4,086	$3,988	2%

CITI HOLDINGS
Brokerage and Asset Management	$(136)	$(10)	NM
Local Consumer Lending	(633)	(1,009)	37%
Special Asset Pool	(255)	62	NM

Total Citi Holdings	$(1,024)	$(957)	(7)%

Income from continuing operations	$3,062	$3,031	1%

Discontinued operations	$(5)	$40	NM
Net income attributable to noncontrolling interests	126	72	75%

Citigroup's net income	$2,931	$2,999	(2)%

NM
Not meaningful

 CITIGROUP REVENUES

	First Quarter
			% Change
In millions of dollars	2012	2011
CITICORP
Global Consumer Banking
North America	$5,198	$4,943	5%
EMEA	378	421	(10)
Latin America	2,441	2,294	6
Asia	1,997	1,896	5

Total	$10,014	$9,554	5%

Securities and Banking
North America	$1,348	$2,328	(42)%
EMEA	1,954	2,061	(5)
Latin America	755	588	28
Asia	1,218	1,045	17

Total	$5,275	$6,022	(12)%

Transaction Services
North America	$641	$610	5%
EMEA	894	837	7
Latin America	451	417	8
Asia	757	698	8

Total	$2,743	$2,562	7%

Institutional Clients Group	$8,018	$8,584	(7)%

Total Citicorp	$18,032	$18,138	(1)%

Corporate/Other	$500	$(61)	NM

Total Citicorp and Corporate/Other	$18,532	$18,077	3%

CITI HOLDINGS
Brokerage and Asset Management	$(46)	$137	NM
Local Consumer Lending	1,326	1,519	(13)%
Special Asset Pool	(406)	(7)	NM

Total Citi Holdings	$874	$1,649	(47)%

Total Citigroup net revenues	$19,406	$19,726	(2)%

NM
Not meaningful

CITICORP

        Citicorp is Citigroup's global bank for consumers and businesses and represents Citi's core franchises. Citicorp is focused on providing best-in-class products and services to customers and leveraging Citigroup's unparalleled global network. Citicorp is physically present in approximately 100 countries, many for over 100 years, and offers services in over 160 countries and jurisdictions. Citi believes this global network provides a strong foundation for servicing the broad financial services needs of large multinational clients and for meeting the needs of retail, private banking, commercial, public sector and institutional clients around the world. Citigroup's global footprint provides coverage of the world's emerging economies, which Citi continues to believe represent a strong area of growth. At March 31, 2012, Citicorp had approximately $1.4 trillion of assets and $839 billion of deposits, representing approximately 73% of Citi's total assets and approximately 93% of its deposits.

        At March 31, 2012, Citicorp consisted of the following businesses: Global Consumer Banking (which included retail banking and Citi-branded cards in four regions—North America, EMEA, Latin America and Asia, as well as Citi retail services in North America) and Institutional Clients Group (which includes Securities and Banking and Transaction Services).

	First Quarter
			% Change
In millions of dollars except as otherwise noted	2012	2011
Net interest revenue	$11,233	$11,059	2%
Non-interest revenue	6,799	7,079	(4)

Total revenues, net of interest expense	$18,032	$18,138	(1)%

Provisions for credit losses and for benefits and claims
Net credit losses	$2,220	$3,250	(32)%
Credit reserve build (release)	(576)	(1,811)	68

Provision for loan losses	$1,644	$1,439	14%
Provision for benefits and claims	58	55	5
Provision for unfunded lending commitments	(12)	4	NM

Total provisions for credit losses and for benefits and claims	$1,690	$1,498	13%

Total operating expenses	$10,305	$10,236	1%

Income from continuing operations before taxes	$6,037	$6,404	(6)%
Provisions for income taxes	1,639	1,937	(15)

Income from continuing operations	$4,398	$4,467	(2)%
Net income attributable to noncontrolling interests	61	11	NM

Citicorp's net income	$4,337	$4,456	(3)%

Balance sheet data (in billions of dollars)
Total EOP assets	$1,424	$1,372	4%
Average assets	1,400	1,366	2
Total EOP deposits	839	787	7

NM Not meaningful

GLOBAL CONSUMER BANKING

        Global Consumer Banking (GCB) consists of Citigroup's four geographical Regional Consumer Banking (RCB) businesses that provide traditional banking services to retail customers through retail banking, local commercial banking, Citi-branded cards and Citi retail services. GCB is a globally diversified business with 4,150 branches in 39 countries around the world. At March 31, 2012, GCB had $389 billion of assets and $323 billion of deposits.

	First Quarter
			% Change
In millions of dollars except as otherwise noted	2012	2011
Net interest revenue	$7,373	$7,332	1%
Non-interest revenue	2,641	2,222	19

Total revenues, net of interest expense	$10,014	$9,554	5%

Total operating expenses	$5,210	5,091	2%

Net credit losses	$2,278	3,040	(25)%
Credit reserve build (release)	(734)	(1,417)	48
Provisions for unfunded lending commitments	(1)	—	—
Provision for benefits and claims	58	55	5

Provisions for credit losses and for benefits and claims	$1,601	1,678	(5)%

Income from continuing operations before taxes	$3,203	2,785	15%
Income taxes	1,015	865	17

Income (loss) from continuing operations	$2,188	1,920	14%
Net income attributable to noncontrolling interests	1	(2)	NM

Net income	$2,187	$1,922	14%

Average assets (in billions of dollars)	$384	$367	5%
Return on assets	2.29%	2.12%
Total EOP assets	389	372	5
Average deposits (in billions of dollars)	319	310	3

Net credit losses as a percentage of average loans	3.19%	4.56%

Revenue by business
Retail banking	$4,518	$3,934	15%
Cards(1)	5,496	5,620	(2)

Total	$10,014	$9,554	5%

Income from continuing operations by business
Retail banking	$812	$679	20%
Cards(1)	1,376	1,241	11

Total	$2,188	$1,920	14%

(1)
Includes both Citi-branded cards and Citi retail services.

NM Not meaningful

NORTH AMERICA REGIONAL CONSUMER BANKING

        North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded card and Citi retail services to retail customers and small to mid-size businesses in the U.S. NA RCB's 1,020 retail bank branches and 12.5 million customer accounts, as of March 31, 2012, are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia and certain larger cities in Texas. At March 31, 2012, NA RCB had $40.6 billion of retail banking loans and $153.5 billion of deposits. In addition, NA RCB had 103.6 million Citi-branded and Citi retail services credit card accounts, with $109.4 billion in outstanding card loan balances.

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2012	2011
Net interest revenue	$4,125	$4,206	(2)%
Non-interest revenue	1,073	737	46

Total revenues, net of interest expense	$5,198	$4,943	5%

Total operating expenses	$2,341	$2,278	3%

Net credit losses	$1,629	$2,372	(31)%
Credit reserve build (release)	(841)	(1,201)	30
Provisions for benefits and claims	14	17	(18)

Provisions for loan losses and for benefits and claims	$802	$1,188	(32)%

Income from continuing operations before taxes	$2,055	$1,477	39%
Income taxes	738	540	37

Income from continuing operations	$1,317	$937	41%
Net income attributable to noncontrolling interests	—	—	—

Net income	$1,317	$937	41%

Average assets (in billions of dollars)	$169	$162	4%
Average deposits (in billions of dollars)	149	144	3

Net credit losses as a percentage of average loans	4.32%	6.56%

Revenue by business
Retail banking	$1,628	$1,188	37%
Citi-branded cards	2,068	2,204	(6)
Citi retail services	1,502	1,551	(3)

Total	$5,198	$4,943	5%

Income from continuing operations by business
Retail banking	$331	$85	NM
Citi-branded cards	607	477	27%
Citi retail services	379	375	1

Total	$1,317	$937	41%

NM Not meaningful

1Q12 vs. 1Q11

        Net income increased 41% as compared to the prior-year period, driven by lower net credit losses and higher revenues from higher gains on sale of mortgages, partly offset by lower loan loss reserve releases and higher expenses.

        Revenues increased 5% year-over-year as lower net interest margin and loan balances in the cards businesses were more than offset by higher non-interest revenue on sale of mortgages. Net interest revenue decreased 2% year-over-year, driven primarily by lower cards net interest margin which continued to be negatively impacted by the look-back provision of The Credit Card Accountability Responsibility and Disclosure Act (CARD Act). (The CARD Act requires a review be done once every six months for card accounts where the annual percentage rate (APR) has been increased since January 1, 2009 to assess whether changes in credit risk, market conditions or other factors merit a future decline in APR.) In addition, net interest revenues for cards was negatively impacted by higher low margin revenue promotional balances and lower total average loans. NA RCB believes the negative impact of the CARD Act and promotional balances should dissipate over the course of 2012 as the population of card accounts subject to the CARD Act look-back provisions declines and promotional balances convert or close. Non-interest revenue increased 46% year-over-year primarily due to the higher gains on sale of mortgages.

        Expenses increased 3%, primarily driven by the higher investment spending in the business, particularly in cards marketing and new branches and technology, partially offset by efficiency savings and the absence of a litigation reserve relating to the interchange litigation recorded in the first quarter of 2011.

        Provisions decreased 32%, primarily due to lower credit losses in the cards portfolio, partly offset by the continued lower loan loss reserve releases ($1.2 billion in the first quarter of 2011 compared to $841 million in the current quarter).

EMEA REGIONAL CONSUMER BANKING

        EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Central and Eastern Europe, the Middle East and Africa. The countries in which EMEA RCB has the largest presence are Poland, Turkey, Russia and the United Arab Emirates. EMEA RCB had 286 retail bank branches with 4.0 million customer accounts, $4.5 billion in retail banking loans and $12.8 billion in deposits. In addition, the business had 2.6 million Citi-branded card accounts with $2.9 billion in outstanding card loan balances.

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2012	2011
Net interest revenue	$262	$242	8%
Non-interest revenue	116	179	(35)

Total revenues, net of interest expense	$378	$421	(10)%

Total operating expenses	$359	$318	13%

Net credit losses	$29	$49	(41)%
Provision for unfunded lending commitments	(1)	—	—
Credit reserve build (release)	(5)	(34)	85%

Provisions for loan losses	$23	$15	53%

Income (loss) from continuing operations before taxes	$(4)	$88	NM
Income taxes (benefits)	3	31	(90)%

Income (loss) from continuing operations	$(7)	$57	NM
Net income (loss) attributable to noncontrolling interests	1	—	—

Net income (loss)	$(8)	$57	NM

Average assets (in billions of dollars)	$9	$10	(10)%
Return on assets	(0.36)%	2.31%
Average deposits (in billions of dollars)	$13	$13	—

Net credit losses as a percentage of average loans	1.62%	2.72%

Revenue by business
Retail banking	$222	$242	(8)%
Citi-branded cards	156	179	(13)

Total	$378	$421	(10)%

Income (loss) from continuing operations by business
Retail banking	$(21)	$13	NM
Citi-branded cards	14	44	(68)%

Total	$(7)	$57	NM

NM Not meaningful

1Q12 vs. 1Q11

        Net income declined by $65 million year-over-year, due to lower revenues and higher operating expenses and credit costs. Effective January 1, 2012, Akbank, Citi's equity investment in Turkey, was moved from EMEA RCB to Corporate/Other due to Citi's announced potential reduction in share holdings in Akbank. The decline in net income year-over-year was driven by lower revenues, including the absence of Akbank, and higher expenses, partially offset by lower net credit losses.

        Revenues decreased 10% from the prior-year period, driven by the impact of FX translation (negative 4%), as well as the absence of Akbank. Net interest revenue increased 8% driven by the removal of Akbank investment funding costs in the current quarter, partially offset by the impact of FX translation. Excluding these items, net interest revenue was essentially flat, as better spreads on deposits and retail loan growth were mostly offset by loan spread compression. Interest rate caps on credit cards, particularly in Turkey, and the continued liquidation of the higher yielding non-strategic retail banking portfolio were the main contributors to the lower spreads. Non-interest revenue decreased 35%, reflecting the absence of the Akbank contribution in the current quarter. Cards purchase sales grew 17%.

        Expenses increased 13%, primarily due to the impact of continued account acquisition-focused investment spending, increased volumes and repositioning charges in Poland and Egypt.

        Provisions increased 53%, primarily due to lower loan loss reserve releases, partially offset by continued lower net credit losses. Net credit losses declined 41% due to the ongoing improvement in credit quality and the move towards lower risk products. Provisions will likely continue to negatively impact the results of operations of EMEA RCB during 2012 as net credit losses have largely stabilized and loan loss reserve releases will generally remain lower than comparable prior-year period levels.

LATIN AMERICA REGIONAL CONSUMER BANKING

        Latin America Regional Consumer Banking (LATAM RCB) provides traditional banking and branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. LATAM RCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico's second-largest bank, with over 1,700 branches. At March 31, 2012, LATAM RCB had 2,201 retail branches, with 31.1 million customer accounts, $26.1 billion in retail banking loans and $46.1 billion in deposits. In addition, the business had 13.1 million Citi-branded card accounts with $14.3 billion in outstanding loan balances.

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2012	2011
Net interest revenue	$1,659	$1,560	6%
Non-interest revenue	782	734	7

Total revenues, net of interest expense	$2,441	$2,294	6%

Total operating expenses	$1,364	$1,366	—

Net credit losses	$430	$407	6%
Credit reserve build (release)	113	(147)	NM
Provision for benefits and claims	44	38	16

Provisions for loan losses and for benefits and claims	$587	$298	97%

Income from continuing operations before taxes	$490	$630	(22)%
Income taxes	115	157	(27)

Income from continuing operations	$375	$473	(21)%
Net attributable to noncontrolling interests	—	(2)	100

Net income	$375	$475	(21)%

Average assets (in billions of dollars)	$81	$77	5%
Return on assets	1.86%	2.50%
Average deposits (in billions of dollars)	$46	$45	2

Net credit losses as a percentage of average loans	4.31%	4.84%

Revenue by business
Retail banking	$1,448	$1,333	9%
Citi-branded cards	993	961	3

Total	$2,441	$2,294	6%

Income from continuing operations by business
Retail banking	$202	$295	(32)%
Citi-branded cards	173	178	(3)

Total	$375	$473	(21)%

NM
Not meaningful

1Q12 vs. 1Q11

        Net income declined 21% as higher cost of credit more than offset increased operating margin as revenues grew 6% with expenses remaining flat.

        Revenues increased 6%, which included a negative 500 basis point impact of FX translation. Revenue growth was driven by growth in personal and card loans, primarily in Mexico. Net interest revenue increased 6% as growth in lending volumes of 16% offset reduced spreads as new loan origination was focused in higher credit quality customer segments. Non-interest revenue increased 7%, predominantly driven by an increase in fees resulting from higher banking transactions and Cards purchase sales, which grew 12%.

        Expenses remained flat as compared to the first quarter of 2011 as higher account and transaction volumes, increased compensation due to increased sales incentives and legal and related items were offset by the impact of FX translation and ongoing savings initiatives across the region.

        Provisions increased 97% from the prior-year period, reflecting a loan loss reserve build of $113 million in the current period versus a $147 million release in the prior-year period. The build was driven by higher volumes and portfolio seasoning in the personal loans portfolio. Net credit losses were 6% higher, resulting from portfolio growth.

ASIA REGIONAL CONSUMER BANKING

        Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence in South Korea, Australia, Singapore, Japan, Taiwan, Hong Kong, India and Indonesia. Citi's Japan Consumer Finance business, which Citi has been exiting since 2008, is included in Citi Holdings. At March 31, 2012, Asia RCB had 643 retail branches, 16.5 million customer accounts, $68.8 billion in retail banking loans and $110.7 billion in deposits. In addition, the business had 15.7 million Citi-branded card accounts with $19.6 billion in outstanding loan balances.

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2012	2011
Net interest revenue	$1,327	$1,324	—
Non-interest revenue	670	572	17%

Total revenues, net of interest expense	$1,997	$1,896	5%

Total operating expenses	$1,146	$1,129	2%

Net credit losses	$190	$212	(10)%
Credit reserve build (release)	(1)	(35)	97

Provisions for loan losses and for benefits and claims	$189	$177	7%

Income from continuing operations before taxes	$662	$590	12%
Income taxes (benefits)	159	137	16

Income from continuing operations	$503	$453	11%
Net income attributable to noncontrolling interests	—	—	—

Net income	$503	$453	11%

Average assets (in billions of dollars)	$125	$118	6%
Return on assets	1.62%	1.56%
Average deposits (in billions of dollars)	$111	$108	3

Net credit losses as a percentage of average loans	0.86%	1.05%

Revenue by business
Retail banking	$1,220	$1,171	4%
Citi-branded cards	777	725	7

Total	$1,997	$1,896	5%

Income from continuing operations by business
Retail banking	$300	$286	5%
Citi-branded cards	203	167	22

Total	$503	$453	11%

1Q12 vs. 1Q11

        Net income increased 11% year-over-year, driven by higher revenues and lower net credit losses, partially offset by lower loan loss reserve releases and marginally higher expenses.

        Revenues increased 5% year-over-year, primarily driven by higher business volumes and the absence of charges relating to the repurchase of certain Lehman structured notes ($70 million) recorded in the prior-year period, partially offset by continued spread compression. Net interest revenue was flat year-over-year as continued increases in lending and deposit volumes were offset by spread compression. Spread compression continued to be driven by stricter underwriting criteria arising from a lowering of the risk profile for personal and other loans, and this will likely continue to have a negative impact on net interest revenue in the near-term. Non-interest revenue increased 17%, reflecting growth in Citi-branded cards purchase sales and higher revenues from foreign exchange products and the absence of the above mentioned Lehman related charges, partially offset by a 26% decrease in investment sales year-over-year. Investment sales increased 40% from the fourth quarter of 2011.

        Expenses increased 2%, largely due to growth in business volumes, partially offset by ongoing productivity savings.

        Provisions increased 7% as lower loan loss reserve releases were partially offset by continued lower net credit losses, although the pace of improvement in net credit losses has slowed. The increase in credit provisions reflected the increasing volumes in the region, partially offset by continued credit quality improvement, particularly in Japan and India. India remained a significant driver of the improvement in credit quality, as it continued to de-risk elements of its legacy portfolio. Assuming the underlying core portfolio continues to grow and season in 2012, Citi expects credit costs could continue to increase marginally in line with portfolio growth.

INSTITUTIONAL CLIENTS GROUP

        Institutional Clients Group (ICG) includes Securities and Banking and Transaction Services. ICG provides corporate, institutional, public sector and high-net-worth clients around the world with a full range of products and services, including cash management, foreign exchange, trade finance and services, securities services, sales and trading, institutional brokerage, underwriting, lending and advisory services. ICG's international presence is supported by trading floors in approximately 75 countries and jurisdictions and a proprietary network within Transaction Services in over 95 countries and jurisdictions. At March 31, 2012, ICG had approximately $1.0 trillion of assets and $516 billion of deposits.

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2012	2011
Commissions and fees	$1,141	$1,133	1%
Administration and other fiduciary fees	696	746	(7)
Investment banking	811	793	2
Principal transactions	1,916	2,260	(15)
Other	(406)	(75)	NM

Total non-interest revenue	$4,158	$4,857	(14)%
Net interest revenue (including dividends)	3,860	3,727	4

Total revenues, net of interest expense	$8,018	$8,584	(7)%

Total operating expenses	$5,095	$5,145	(1)%

Net credit losses	$(58)	$210	NM
Provision (release) for unfunded lending commitments	(11)	4	NM
Credit reserve build (release)	158	(394)	NM

Provisions for loan losses and benefits and claims	$89	$(180)	NM

Income from continuing operations before taxes	$2,834	$3,619	(22)%
Income taxes	624	1,072	(42)

Income from continuing operations	$2,210	$2,547	(13)%
Net income attributable to noncontrolling interests	60	13	NM

Net income	$2,150	$2,534	(15)%

Average assets (in billions of dollars)	$1,016	$999	2%
Return on assets	0.85%	1.03%

Revenues by region
North America	$1,989	$2,938	(32)%
EMEA	2,848	2,898	(2)
Latin America	1,206	1,005	20
Asia	1,975	1,743	13

Total revenues	$8,018	$8,584	(7)%

Income from continuing operations by region
North America	$254	$570	(55)%
EMEA	827	1,039	(20)
Latin America	520	445	17
Asia	609	493	24

Total income from continuing operations	$2,210	$2,547	(13)%

Average loans by region (in billions of dollars)
North America	$76	$66	15%
EMEA	51	42	21
Latin America	34	25	36
Asia	60	45	33

Total average loans	$221	$178	24%

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

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2012	2011
Net interest revenue	$2,274	$2,289	(1)%
Non-interest revenue	3,001	3,733	(20)%

Revenues, net of interest expense	$5,275	$6,022	(12)%
Total operating expenses	3,707	3,802	(2)
Net credit losses	(60)	203	NM
Provision (release) for unfunded lending commitments	(17)	4	NM
Credit reserve build (release)	135	(394)	NM

Provisions for loan losses and benefits and claims	$58	$(187)	NM

Income before taxes and noncontrolling interests	$1,510	$2,407	(37)%
Income taxes	221	696	(68)

Income from continuing operations	$1,289	$1,711	(25)%
Net income attributable to noncontrolling interests	56	9	NM

Net income	$1,233	$1,702	(28)%

Average assets (in billions of dollars)	$884	$875	1%
Return on assets	0.56%	0.79%

Revenues by region
North America	$1,348	$2,328	(42)%
EMEA	1,954	2,061	(5)
Latin America	755	588	28
Asia	1,218	1,045	17

Total revenues	$5,275	$6,022	(12)%

Income from continuing operations by region
North America	$128	$464	(72)%
EMEA	512	764	(33)
Latin America	342	273	25
Asia	307	210	46

Total income from continuing operations	$1,289	$1,711	(25)%

Securities and Banking revenue details
Total investment banking	$865	$851	2%
Lending	56	255	(78)
Equity markets	619	1,070	(42)
Fixed income markets	3,650	3,794	(4)
Private bank	570	515	11
Other Securities and Banking	(485)	(463)	(5)

Total Securities and Banking revenues	$5,275	$6,022	(12)%

NM
Not meaningful

1Q12 vs. 1Q11

        Net income of $1.2 billion decreased 28%, primarily due to negative $1.4 billion of CVA/DVA in the current quarter (see table below). Excluding CVA/DVA, net income increased 13%, primarily driven by an increase in revenues. The decline in expenses year-over-year was more than offset by higher provisions.

        Revenues of $5.3 billion decreased 12% from the prior year due to the negative CVA/DVA. Excluding CVA/DVA, S&B revenues increased 6%, reflecting better results in fixed income markets, private bank, and a slight increase in investment banking, partially offset by lower revenues in equity markets and lending.

        Fixed income markets revenues increased 19% excluding CVA/DVA. The results primarily reflected strong performance in rates and currencies across all products and regions, as overall market conditions improved in the first quarter of 2012 and client activity increased. While a return of liquidity and two-way flows in the credit markets in the first quarter of 2012 resulted in strong performance from credit and securitized products, revenues declined in these areas relative to the prior-year period, largely reflecting lower risk levels in the business.

        Equity markets revenues decreased 18% excluding CVA/DVA, driven by lower industry volumes, particularly in cash equities.

        Investment banking revenues increased 2%, as growth in debt underwriting revenues offset declines in advisory and equity underwriting revenues. The growth in debt underwriting was due to volume growth in certain products and gains in market share, while the lower results in advisory and equity underwriting revenues reflected market wide declines in activity levels.

        Lending revenues decreased 78%, mainly as a result of losses on credit default swap hedges as credit spreads narrowed during the quarter (see the table below). Excluding the impact of these hedging losses, lending revenues increased 24%, primarily driven by increased volumes in the Corporate loan portfolio.

        Private bank revenues increased 11% excluding CVA/DVA due to higher loan and deposit balances, spread improvement, and stronger capital markets activity.

        Expenses decreased 2%, driven by efficiency savings from ongoing reengineering programs.

        Provisions increased by $245 million to a positive $58 million, primarily due to reserve builds as a result of portfolio growth compared to releases in the prior-year period, partially offset by a specific recovery in the first quarter of 2012 which resulted in net credit recoveries for the quarter.

In millions of dollars	March 31, 2012	March 31, 2011
S&B CVA/DVA
Fixed Income Markets	$(1,087)	$(190)
Equity Markets	(283)	(34)
Private Bank	(6)	(5)

Total S&B CVA/DVA	$(1,376)	$(229)

Total S&B Lending Hedge gain (loss)	$(504)	$(197)

TRANSACTION SERVICES

        Transaction Services is composed of Treasury and Trade Solutions and Securities and Fund Services. Treasury and Trade Solutions provides comprehensive cash management and trade finance and services for corporations, financial institutions and public sector entities worldwide. Securities and Fund Services provides securities services to investors, such as global asset managers, custody and clearing services to intermediaries such as broker-dealers, and depository and agency/trust services to multinational corporations and governments globally. Revenue is generated from net interest revenue on deposits and trade loans as well as fees for transaction processing and fees on assets under custody and administration.

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2012	2011
Net interest revenue	$1,586	$1,438	10%
Non-interest revenue	1,157	1,124	3

Total revenues, net of interest expense	$2,743	$2,562	7%
Total operating expenses	1,388	1,343	3
Provisions (releases) for credit losses and for benefits and claims	31	7	NM

Income before taxes and noncontrolling interests	$1,324	$1,212	9%
Income taxes	403	376	7
Income from continuing operations	921	836	10
Net income attributable to noncontrolling interests	4	4	—

Net income	$917	$832	10%

Average assets (in billions of dollars)	$132	$124	6%
Return on assets	2.79%	2.72%

Revenues by region
North America	$641	$610	5%
EMEA	894	837	7
Latin America	451	417	8
Asia	757	698	8

Total revenues	$2,743	$2,562	7%

Income from continuing operations by region
North America	$126	$106	19%
EMEA	315	275	15
Latin America	178	172	3
Asia	302	283	7

Total income from continuing operations	$921	$836	10

Key indicators (in billions of dollars)
Average deposits and other customer liability balances	$377	$356	6%
EOP assets under custody(1) (in trillions of dollars)	12.6	12.7	(1)

(1)
Includes assets under custody, assets under trust and assets under administration.

NM Not meaningful

1Q12 vs. 1Q11

        Net income increased 10% year-over-year, reflecting growth in revenues, partially offset by growth in expenses.

        Revenues grew 7% year-over-year as increased customer balances and higher fees more than offset spread compression on deposits. Treasury and Trade Solutions revenues increased 11% primarily attributable to growth in the trade services and finance business as average trade loans grew 50% and spreads in the portfolio widened. Cash management revenues also increased year-over-year as growth in fees and deposit balances more than offset the impact of the continued low rate environment. Securities and Fund Services revenues declined 4% year-over-year driven by lower transaction and settlement volumes, reflecting lower levels of market activity, which resulted in decreased fee revenues.

        Expenses increased 3% year-over-year, primarily driven by higher volumes.

        Average deposits grew 6% from the prior-year period, driven by North America reflecting market demand for the U.S. dollar deposits. (For additional information on potential impacts of credit rating downgrades to Transaction Services deposits, see "Capital Markets—Funding and Liquidity—Credit Ratings" below.)

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

        As of March 31, 2012, Citi Holdings' GAAP assets were approximately $209 billion, a decrease of approximately 29% year-over-year and a decrease of 7% from year end 2011. The decline in assets from year end 2011 was comprised of approximately $4 billion of asset sales and business dispositions, $11 billion of run-off and pay-downs, and $1 billion of charge-offs and revenue marks. Citi Holdings represented approximately 11% of Citi's GAAP assets as of March 31, 2012, while Citi Holdings' risk-weighted assets of approximately $187 billion at March 31, 2012 represented approximately 19% of Citi's risk-weighted assets as of such date.

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2012	2011
Net interest revenue	$701	$1,032	(32)%
Non-interest revenue	173	617	(72)%

Total revenues, net of interest expense	$874	$1,649	(47)%

Provisions for credit losses and for benefits and claims
Net credit losses	$1,734	$3,018	(43)%
Credit reserve build (release)	(550)	(1,558)	65%

Provision for loan losses	$1,184	$1,460	(19)%
Provision for benefits and claims	171	204	(16)%
Provision (release) for unfunded lending commitments	(26)	21	NM

Total provisions for credit losses and for benefits and claims	$1,329	$1,685	(21)%

Total operating expenses	$1,219	$1,443	(16)%

Loss from continuing operations before taxes	$(1,674)	$(1,479)	(13)%
Benefits for income taxes	(650)	(522)	(25)%

(Loss) from continuing operations	$(1,024)	$(957)	(7)%
Net income attributable to noncontrolling interests	2	61	(97)%

Citi Holdings net loss	$(1,026)	$(1,018)	(1)%

Balance sheet data (in billions of dollars)
Total EOP assets	$209	$295	(29)%

Total EOP deposits	$63	$74	(14)%

NM
Not meaningful

BROKERAGE AND ASSET MANAGEMENT

        Brokerage and Asset Management (BAM) primarily consists of Citi's investment in, and assets related to, the Morgan Stanley Smith Barney Joint Venture (MSSB JV). At March 31, 2012, BAM had approximately $26 billion of assets, or approximately 12% of Citi Holdings' assets, of which approximately $25 billion related to the MSSB JV. The remaining assets in BAM consist of other retail alternative investments.

        For information on the terms and conditions of the MSSB JV, see the Forms 8-K filed with the Securities and Exchange Commission on January 16, 2009 and June 3, 2009. See also Note 11 to the Consolidated Financial Statements.

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2012	2011
Net interest revenue	$(129)	$(46)	NM
Non-interest revenue	83	183	(55)%

Total revenues, net of interest expense	$(46)	$137	NM

Total operating expenses	$157	$174	(10)%

Net credit losses	$—	$1	(100)%
Credit reserve build (release)	(1)	(1)	—
Provision for unfunded lending commitments	—	—	—
Provision (release) for benefits and claims	—	8	(100)%

Provisions for credit losses and for benefits and claims	$(1)	$8	NM

Income (loss) from continuing operations before taxes	$(202)	$(45)	NM
Income taxes (benefits)	(66)	(35)	(89)%

Loss from continuing operations	$(136)	$(10)	NM
Net income attributable to noncontrolling interests	1	2	(50)%

Net (loss)	$(137)	$(12)	NM

EOP assets (in billions of dollars)	$26	$27	(4)%
EOP deposits (in billions of dollars)	55	58	(5)

NM
Not meaningful

1Q12 vs. 1Q11

        The net loss increased by $125 million from the prior-year period to $137 million in the current quarter, as lower revenues were only partly offset by lower expenses.

        Revenues decreased by $183 million year-over-year driven by higher funding costs for MSSB JV assets and lower revenues from the MSSB JV.

        Expenses decreased 10% year-over-year driven by divestitures.

        Provisions decreased by $9 million due to the absence of certain benefits and claims in the prior-year period.

LOCAL CONSUMER LENDING

        Local Consumer Lending (LCL) included a substantial portion of Citigroup's North America mortgage business (see "North America Consumer Mortgage Lending" below), CitiFinancial North America (consisting of the OneMain and CitiFinancial Servicing businesses), remaining student loans and credit card portfolios, and other local consumer finance businesses globally (including Western European cards and retail banking and Japan Consumer Finance). At March 31, 2012, LCL consisted of approximately $147 billion of assets (with approximately $133 billion in North America), or approximately 71% of Citi Holdings assets, and thus represents the largest segment within Citi Holdings. The North America assets primarily consisted of residential mortgages (residential first mortgages and home equity loans) ($104 billion at March 31, 2012).

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2012	2011
Net interest revenue	$932	$1,019	(9)%
Non-interest revenue	394	500	(21)%

Total revenues, net of interest expense	$1,326	$1,519	(13)%

Total operating expenses	$999	$1,187	(16)%

Net credit losses	$1,752	$2,347	(25)%
Credit reserve build (release)	(520)	(556)	6%
Provision for benefits and claims	171	196	(13)%
Provision for unfunded lending commitments	—	—	—

Provisions for credit losses and for benefits and claims	$1,403	$1,987	(29)%

(Loss) from continuing operations before taxes	$(1,076)	$(1,655)	35%
Benefits for income taxes	(443)	(646)	31%

(Loss) from continuing operations	$(633)	$(1,009)	37%
Net income attributable to noncontrolling interests	1	—	—

Net (loss)	$(634)	$(1,009)	37%

Average assets (in billions of dollars)	$157	$203	(23)%

Net credit losses as a percentage of average loans	5.31%	5.43%

1Q12 vs. 1Q11

        The net loss decreased 37% year-over-year, driven primarily by the continued improving credit environment, including lower net credit losses in both the North America and international portfolios.

        Revenues decreased 13%, driven primarily by a 9% decline year-over-year in net interest revenue due to lower loan balances driven by asset sales, divestitures and run-offs, partially offset by a reserve release related to customer refunds in the Japan Consumer Finance business (see "Citi Holdings—Local Consumer Lending—Japan Consumer Finance" in Citi's 2011 Annual Report of Form 10-K for additional information).

        Non-interest revenue decreased 21% from the prior-year period primarily due to the impact of divestitures and a higher reserve build relating to the repurchase reserve ($185 million in the current quarter compared to $122 million in the first quarter of 2011) (see "Citigroup—Residential Mortgages—Representations and Warranties" below).

        Expenses decreased 16% year-over-year, driven by lower volumes and divestitures. The decrease in overall LCL expenses was partly offset by increased expenses in the current quarter relating to the independent foreclosure review process required by the Consent Orders entered into by Citi (and other large financial institutions) with the Federal Reserve and OCC in April 2011. To comply with this requirement, Citi has retained an independent consultant to conduct a review of a sample of foreclosure actions pending, or foreclosure sales that occurred, between January 1, 2009 and December 31, 2010 and is required to remediate potential financial injury to borrowers caused by any deficiencies identified through the review. In addition, pursuant to the independent foreclosure reviews, Citi is required to proactively contact borrowers included within the group above and offer them an opportunity to complain against improper foreclosure actions. Any such complaints will be reviewed by the independent consultant and Citi will be required to remediate potential financial injury. Borrower outreach commenced in November 2011 and the outreach process (excluding the subsequent review period) was to be completed by April 2012; however, the OCC has extended the borrower outreach process to July 2012 and has made other changes to expand the scope and size of the review. Citi expects its expenses relating to this aspect of the Consent Orders will remain elevated during the remainder of 2012 and will also be dependent on future changes, if any, in the size and scope of the process (e.g., borrower response rates). Citi continues to believe its ongoing expenses associated with the implementation of the servicing standards required by the Consent Orders, as well as the incremental servicing standards required by the national mortgage settlement approved in April 2012, will not be material. See also "Managing Global Risk—Credit Risk—National Mortgage Settlement" below.

        Provisions decreased 29% year-over-year driven by lower credit losses. Net credit losses decreased 25% driven by credit improvements in both the North America ($425 million) and international ($170 million) portfolios. North America mortgage net credit losses included approximately $370 million of incremental charge-offs related to previously deferred principal balances on modified mortgages, substantially all of which were offset by a specific reserve release. These charge-offs were related to anticipated forgiveness of principal in connection with the national mortgage settlement, and Citi expects mortgage net credit losses will continue to be impacted by principal forgiveness related to the national mortgage settlement. See also "Managing Global Risk—Credit Risk—National Mortgage Settlement" below. However, Citi also continues to believe that its loan loss reserves will be sufficient to cover these charge-offs. Excluding the incremental charge-offs, net credit losses in LCL would have declined 41%. Loan loss reserve releases decreased 6%. This decrease was partly offset by the aforementioned reserve release related to the charge-offs on previously deferred principal balances on modified mortgages.

        Assets declined 25% from the prior-year period, driven by the impact of asset sales and portfolio run-off, including declines in North America mortgages ($17 billion) and international loans ($8 billion).

SPECIAL ASSET POOL

        Special Asset Pool (SAP) had approximately $36 billion of assets as of March 31, 2012, which constituted approximately 17% of Citi Holdings assets as of such date. SAP consists of a portfolio of securities, loans and other assets that Citigroup intends to continue to reduce over time through asset sales and portfolio run-off.

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2012	2011
Net interest revenue	$(102)	$59	NM
Non-interest revenue	(304)	(66)	NM

Revenues, net of interest expense	$(406)	$(7)	NM

Total operating expenses	$63	$82	(23)%

Net credit losses	$(18)	$670	NM
Provision (releases) for unfunded lending commitments	(26)	21	NM
Credit reserve builds (releases)	(29)	(1,001)	97%

Provisions for credit losses and for benefits and claims	$(73)	$(310)	76%

Income (loss) from continuing operations before taxes	$(396)	$221	NM
Income taxes (benefits)	(141)	159	NM

Net income (loss) from continuing operations	$(255)	$62	NM
Net income (loss) attributable to noncontrolling interests	—	59	(100)%

Net income (loss)	$(255)	$3	NM

EOP assets (in billions of dollars)	$36	$73	(51)%

NM
Not meaningful

1Q12 vs. 1Q11

        Net income decreased $258 million year-over-year, driven by the decline in revenues due to lower asset balances as well as lower loan loss reserve releases, partially offset by lower expenses and lower net credit losses.

        Revenues decreased $399 million from the prior-year period driven by a net interest revenue decline of $161 million and a non-interest revenue decline of $238 million. The decrease in net interest revenue was driven by the continued decline in interest-earning assets. Citi continues to expect to incur negative carrying costs in SAP going forward as the non-interest-earning assets in SAP, which require funding, represent the larger portion of the total asset pool. The decrease in non-interest revenue was driven by lower positive private equity marks as compared to the prior-year period and a repurchase reserve build of $150 million related to private-label mortgage securitizations, partly offset by lower losses on asset sales and the absence of a $709 million pretax net loss from the transfer of $12.7 billion of securities out of investments held-to-maturity during the first quarter of 2011.

        Expenses decreased 23%, driven by lower volume and asset levels, as well as lower legal and related costs.

        Provisions increased 76% year-over-year as a decrease in loan loss reserve releases ($29 million in the current quarter compared to a release of $1 billion in the prior-year period) was partially offset by a $688 million decrease in net credit losses.

        Assets in SAP declined 51% year-over-year, primarily driven by sales, amortization and prepayments.

CORPORATE/OTHER

        Corporate/Other includes unallocated global staff functions (including finance, risk, human resources, legal and compliance), other corporate expense and unallocated global operations and technology expenses, Corporate Treasury and Corporate items and discontinued operations. At March 31, 2012, this segment had approximately $312 billion of assets, or 16% of Citigroup's total assets, consisting primarily of Citi's liquidity portfolio.

	First Quarter
In millions of dollars	2012	2011
Net interest revenue	$13	$11
Non-interest revenue	487	(72)

Revenues, net of interest expense	$500	$(61)

Total operating expenses	$795	$647
Provisions for loan losses and for benefits and claims	—	1

Loss from continuing operations before taxes	$(295)	$(709)
Provision (benefits) for income taxes	17	(230)

Loss from continuing operations	$(312)	$(479)
Income (loss) from discontinued operations, net of taxes	(5)	40

Net loss before attribution of noncontrolling interests	$(317)	$(439)
Net (loss) attributable to noncontrolling interests	63	—

Net (loss)	$(380)	$(439)

1Q12 vs. 1Q11

        The net loss of $380 million improved by $59 million year-over-year. The improvement in the net loss was primarily due to an increase in revenues that was offset by an increase in expenses as well as the absence of a net pretax gain of $40 million on the announced sale of the Egg Banking PLC credit card business recorded in discontinued operations in the prior-year period.

        Revenues increased $561 million year-over-year, primarily driven by the net pretax gain of $477 million from minority investments (see the "Executive Summary" above for details on the net gain/(loss) from minority investments in the first quarter of 2012). Gains from portfolio repositioning, primarily from the sale of available-for-sale securities, were offset by losses on hedging activities.

        Expenses increased by 23%, largely driven by higher legal and related costs.

BALANCE SHEET REVIEW

        The following sets forth a general discussion of the changes in certain of the more significant line items of Citi's Consolidated Balance Sheet during the first quarter of 2012. For additional information on Citigroup's deposits, short-term and long-term debt and secured financing transactions, see "Capital Resources and Liquidity—Funding and Liquidity" below.

In billions of dollars	March 31, 2012	December 31, 2011	March 31, 2011	1Q12 vs. 4Q11 Increase (decrease)	% Change	1Q12 vs. 1Q11 Increase (decrease)	% Change
Assets
Cash and deposits with banks	$210	$184	$191	$26	14%	$19	10%
Federal funds sold and securities borrowed or purchased under agreements to resell	289	276	261	13	5	28	11
Trading account assets	307	292	323	15	5	(16)	(5)
Investments	297	293	327	4	1	(30)	(9)
Loans, net of unearned income and allowance for loan losses	619	617	601	2	—	18	3
Other assets	222	212	245	10	5	(23)	(9)

Total assets	$1,944	$1,874	$1,948	$70	4%	$(4)	—%

Liabilities
Deposits	$906	$866	$866	$40	5%	$40	5%
Federal funds purchased and securities loaned or sold under agreements to repurchase	226	198	188	28	14	38	20
Trading account liabilities	136	126	146	10	8	(10)	(7)
Short-term borrowings and long-term debt	367	378	455	(11)	(3)	(88)	(19)
Other liabilities	125	126	120	(1)	(1)	5	4

Total liabilities	$1,760	$1,694	$1,775	$66	4%	$(15)	(1)%

Total equity	$184	$180	$173	$4	2%	$11	6%

Total liabilities and equity	$1,944	$1,874	$1,948	$70	4%	$(4)	—%

ASSETS

Cash and Deposits with Banks

        Cash and deposits with banks is comprised of both Cash and due from banks and Deposits with banks. Cash and due from banks includes (i) cash on hand at Citi's domestic and overseas offices, and (ii) non-interest-bearing balances due from banks, including non-interest-bearing demand deposit accounts with correspondent banks, central banks (such as the Federal Reserve Bank), and other banks or depository institutions for normal operating purposes. Deposits with banks includes interest-bearing balances, demand deposits and time deposits held in or due from banks (including correspondent banks, central banks and other banks or depository institutions) maintained for, among other things, normal operating and regulatory reserve requirement purposes.

        During the first quarter of 2012, Citi's cash and deposits with banks increased 14% as compared to the prior quarter, driven by a $28 billion, or 18%, increase in deposits with banks offset by a $2 billion, or 8%, decrease in cash and due from banks. These changes resulted from Citi's normal operations during the quarter, including growth in customer deposits.

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell (Reverse Repos)

        Federal funds sold consist of unsecured advances of excess balances in reserve accounts held at the Federal Reserve Banks to third parties. During the first quarter of 2012, Citi's federal funds sold were not significant.

        Reverse repos and securities borrowing transactions increased by 5% as compared to the fourth quarter of 2011 and increased by 11% as compared to the first quarter of 2011. The majority of this increase was driven by additional lending to clients in response to increased client demand for secured financing.

Trading Account Assets

        Trading account assets includes debt and marketable equity securities, derivatives in a net receivable position, residual interests in securitizations and physical commodities inventory. In addition, certain assets that Citigroup has elected to carry at fair value, such as certain loans and purchase guarantees, are also included in trading account assets.

        As of the end of the first quarter of 2012, trading account assets increased 5% compared to the fourth quarter of 2011 primarily due to increases in equity securities ($13 billion, or 38%) and corporate bonds ($3 billion, or 8%), partially offset by a $6 billion, or 9%, decrease in derivative assets. Excluding net revaluation gains, trading account assets were $250 billion at the end of the first quarter of 2012, compared to $229 billion at the end of the fourth quarter of 2011 and $276 billion at the end of the first quarter of 2011. The increase in trading account assets quarter-over-quarter reflected increased customer activity and the improved operating environment in the first quarter as compared to the prior quarter, where trading assets decreased during the latter part of the quarter.

        Average trading account assets were $247 billion in the first quarter of 2012, compared to $248 billion in the fourth quarter of 2011 and $276 billion in the first quarter of 2011.

        For further information on Citi's trading account assets, see Notes 1 and 10 to the Consolidated Financial Statements.

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

        During the first quarter of 2012, Citi's investments increased by 1%, primarily due to a $5 billion, or 2%, increase in available-for-sale securities (predominantly U.S. Treasury and federal agency securities and foreign government securities), partially offset by $2 billion in sales, primarily reflecting the sales of HDFC and SPDB in the first quarter of 2012 (see the "Executive Summary" above). The increase in available-for-sale securities was partially offset by a $1 billion decrease in held-to-maturity securities.

        For further information regarding Investments, see Notes 1 and 11 to the Consolidated Financial Statements.

Loans

        Loans represent the largest asset category of Citi's balance sheet. Citi's total loans (as discussed throughout this section, net of unearned income) were $648 billion at March 31, 2012, compared to $647 billion at December 31, 2011 and $637 billion at March 31, 2011. Excluding the impact of FX translation in all periods, loans decreased 1% versus December 31, 2011, reflecting continued declines in Citi Holdings as well as seasonal declines in card loans in Citicorp, which outpaced growth in Corporate loans during the quarter. However, loans increased 2% versus March 31, 2011, as growth in Citicorp outpaced the continued loan declines in Citi Holdings. At March 31, 2012, Consumer and Corporate loans represented 64% and 36%, respectively, of Citi's total loans.

        In Citicorp, loans have increased for seven consecutive quarters, including the first quarter of 2012. On a sequential basis, while Citicorp Consumer loans remained flat, Corporate loans increased 4%. The Corporate loan growth quarter-over-quarter was driven by Transaction Services (13% growth), particularly from increased trade finance lending in Asia, Latin America and EMEA. Consumer loans were flat quarter-over-quarter as the impact of FX translation and retail loan growth was offset by lower card loans, as the higher balances resulting from holiday-season spending in the fourth quarter of 2011 were repaid, particularly in North America.

        Year-over-year, Citicorp loans were up 12% to $514 billion as of March 31, 2012, including 6% growth in Consumer (7%, excluding the impact of FX translation) and 23% growth in Corporate loans (23%, excluding the impact of FX translation). The year-over-year growth in Consumer loans was primarily driven by international Global Consumer Banking, which increased 8%, led by Asia and Latin America. Citi believes this growth reflected the continued economic growth in these regions, as well as its investment spending in these areas, which drove growth in both cards and retail banking loans. North America Consumer loans increased 4% year-over-year driven by retail banking loans as the cards market continued to reflect both consumer de-leveraging as well as CARD Act and other regulatory changes. The increase in Corporate loan growth year-over-year was largely due to Transaction Services (up 45% year-over-year), primarily from increased trade finance lending in Asia, Latin America and EMEA, as well as growth in the Corporate loan portfolio within Securities and Banking (up 15% year-over-year).

        In contrast, Citi Holdings loans declined 5% as compared to December 31, 2011 and 26% year-over-year, due to the continued run-off and asset sales in the portfolios.

        During the first quarter of 2012, average loans of $647 billion yielded an average rate of 7.8%, compared to $645 billion and 7.7% in the fourth quarter of 2011 and $639 billion and 7.8%, respectively, in the first quarter of 2011.

        For further information on Citi's loan portfolios, see generally "Managing Global Risk—Credit Risk" below and Notes 1 and 12 to the Consolidated Financial Statements.

Other Assets

        Other assets consists of Brokerage receivables, Goodwill, Intangibles and Mortgage servicing rights in addition to Other assets (including, among other items, loans held-for-sale, deferred tax assets, equity-method investments, interest and fees receivable, premises and equipment, certain end-user derivatives in a net receivable position, repossessed assets and other receivables). During the first quarter of 2012, other assets increased 5%, primarily due to a $12 billion increase in Brokerage receivables resulting from increased customer activity and the timing of trade date versus settlement date receivables.

        For further information regarding Goodwill and Intangible assets, see "Credit Risk—Mortgage Servicing Rights" below and Note 14 to the Consolidated Financial Statements.

LIABILITIES

Deposits

        Deposits represent customer funds that are payable on demand or upon maturity. For a discussion of Citi's deposits, see "Capital Resources and Liquidity—Funding and Liquidity" below.

Federal Funds Purchased and Securities Loaned or Sold Under Agreements To Repurchase (Repos)

        Federal funds purchased consist of unsecured advances of excess balances in reserve accounts held at the Federal Reserve Banks from third parties. During the first quarter of 2012, Citi's federal funds purchased were not significant.

        For further information on Citi's secured financing transactions, including repos and securities lending transactions, see "Capital Resources and Liquidity—Funding and Liquidity" below.

Trading Account Liabilities

        Trading account liabilities includes securities sold, not yet purchased (short positions) and derivatives in a net payable position, as well as certain liabilities that Citigroup has elected to carry at fair value.

        During the first quarter of 2012, trading account liabilities increased by 8%. In the first quarter of 2012, average trading account liabilities were $77 billion, compared to $76 billion in the fourth quarter of 2011 and $81 billion in the first quarter of 2011.

        For further information on Citi's Trading account liabilities, see Notes 1 and 10 to the Consolidated Financial Statements.

Debt

        Debt is composed of both short-term and long-term borrowings. Long-term borrowings include senior notes, subordinated notes, trust preferred securities and securitizations. Short-term borrowings include commercial paper and borrowings from unaffiliated banks and other market participants. For further information on Citi's long-term and short-term debt, see "Capital Resources and Liquidity—Funding and Liquidity" below and Notes 1 and 15 to the Consolidated Financial Statements.

Other Liabilities

        Other liabilities consists of Brokerage payables and Other liabilities (including, among other items, accrued expenses and other payables, deferred tax liabilities, certain end-user derivatives in a net payable position, and reserves for legal claims, taxes, restructuring, unfunded lending commitments, and other matters). During the first quarter of 2012, Other liabilities decreased by 1% as compared to the fourth quarter of 2011, and increased by 4% as compared to the first quarter of 2011.

SEGMENT BALANCE SHEET AT MARCH 31, 2012(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Subtotal Citicorp	Citi Holdings	Corporate/Other, Discontinued Operations and Consolidating Eliminations	Total Citigroup Consolidated
Assets
Cash and due from banks	$9,284	$15,565	$24,849	$879	$777	$26,505
Deposits with banks	7,925	54,189	62,114	1,380	120,455	183,949
Federal funds sold and securities borrowed or purchased under agreements to resell	5,694	281,016	286,710	2,347	—	289,057
Brokerage receivables	—	25,916	25,916	10,660	2,867	39,443
Trading account assets	14,468	281,580	296,048	10,461	541	307,050
Investments	29,587	100,755	130,342	26,822	140,159	297,323
Loans, net of unearned income
Consumer	286,219	—	286,219	129,884	—	416,103
Corporate	—	228,004	228,004	3,915	—	231,919

Loans, net of unearned income	286,219	228,004	514,223	133,799	—	648,022
Allowance for loan losses	(13,508)	(2,798)	(16,306)	(12,714)	—	(29,020)

Total loans, net	272,711	225,206	497,917	121,085	—	619,002
Goodwill	14,692	10,957	25,649	161	—	25,810
Intangible assets (other than MSRs)	5,215	855	6,070	343	—	6,413
Mortgage servicing rights (MSRs)	1,529	89	1,618	1,073	—	2,691
Other assets	28,136	38,498	66,634	33,835	46,711	147,180

Total assets	$389,241	$1,034,626	$1,423,867	$209,046	$311,510	$1,944,423

Liabilities and equity
Total deposits	$323,141	$516,136	$839,277	$63,145	$3,590	$906,012
Federal funds purchased and securities loaned or sold under agreements to repurchase	6,564	219,443	226,007	1	—	226,008
Brokerage payables	—	54,502	54,502	6	2,458	56,966
Trading account liabilities	50	133,819	133,869	1,349	738	135,956
Short-term borrowings	227	43,180	43,407	330	11,874	55,611
Long-term debt	3,162	61,817	64,979	9,238	236,862	311,079
Other liabilities	18,315	23,793	42,108	13,046	13,914	69,068
Net inter-segment funding (lending)	37,782	(18,064)	19,718	121,931	(141,649)	—
Total Citigroup stockholders' equity	—	—	—	—	181,820	181,820
Noncontrolling interest	—	—	—	—	1,903	1,903

Total equity	$—	$—	$—	$—	$183,723	$183,723

Total liabilities and equity	$389,241	$1,034,626	$1,423,867	$209,046	$311,510	$1,944,423

(1)
The supplemental information presented in the table above reflects Citigroup's consolidated GAAP balance sheet by reporting segment as of March 31, 2012. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors' understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationship of the asset and liability dynamics of the balance sheet components among Citi's business segments.

 CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Capital is used primarily to support assets in Citi's businesses and to absorb market, credit or operational losses. Citi generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock, perpetual preferred stock and equity issued through awards under employee benefit plans, among other issuances. Citi has also augmented its regulatory capital through the issuance of debt underlying trust preferred securities, although the treatment of such instruments as regulatory capital will be phased out under Basel III and The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (see the "Regulatory Capital Standards" and "Risk Factors—Regulatory Risks" sections of Citi's 2011 Annual Report on Form 10-K). Further, the impact of future events on Citi's business results, such as corporate and asset dispositions, as well as changes in regulatory and accounting standards, may also affect Citi's capital levels.

        For additional information on Citi's capital resources, including an overview of Citigroup's capital management framework and regulatory capital standards and developments, see "Capital Resources and Liquidity—Capital Resources" and "Risk Factors" in Citigroup's 2011 Annual Report on Form 10-K.

Capital Ratios

        Citigroup is subject to the risk-based capital guidelines issued by the Federal Reserve Board. Historically, capital adequacy has been measured, in part, based on two risk-based capital ratios, the Tier 1 Capital and Total Capital (Tier 1 Capital + Tier 2 Capital) ratios. Tier 1 Capital consists of the sum of "core capital elements," such as qualifying common stockholders' equity, as adjusted, qualifying noncontrolling interests, and qualifying trust preferred securities, principally reduced by goodwill, other disallowed intangible assets, and disallowed deferred tax assets. Total Capital also includes "supplementary" Tier 2 Capital elements, such as qualifying subordinated debt and a limited portion of the allowance for credit losses. Both measures of capital adequacy are stated as a percentage of risk-weighted assets.

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

        To be "well capitalized" under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. In addition, the Federal Reserve Board expects bank holding companies to maintain a minimum Leverage ratio of 3% or 4%, depending on factors specified in its regulations. The following table sets forth Citigroup's regulatory capital ratios as of March 31, 2012 and December 31, 2011:

Citigroup Regulatory Capital Ratios

	Mar. 31, 2012	Dec. 31, 2011
Tier 1 Common	12.50%	11.80%
Tier 1 Capital	14.26	13.55
Total Capital (Tier 1 Capital + Tier 2 Capital)	17.64	16.99
Leverage	7.55	7.19

        As indicated in the table above, Citigroup was "well capitalized" under the current federal bank regulatory agency definitions as of March 31, 2012 and December 31, 2011.

        In addition to the current regulatory capital ratios and guidelines discussed above, as more fully described in "Capital Resources and Liquidity—Capital Resources—Regulatory Capital Standards" of Citi's 2011 Annual Report on Form 10-K, the Basel Committee has issued final rules to further strengthen existing capital requirements (Basel III). While the U.S. banking agencies have yet to issue the proposed U.S. version of the Basel III rules, Citi estimates that, as of March 31, 2012, its Basel III Tier 1 Common ratio was 7.2%. Citi's estimate of its Tier 1 Common ratio under Basel III as of March 31, 2012 is based on its current interpretation, expectations and understanding of the Basel III requirements, and is subject to final regulatory clarity and rulemaking, model calibration and other final implementation guidance.

Components of Capital Under Current Regulatory Guidelines

In millions of dollars	March 31, 2012	December 31, 2011
Tier 1 Common Capital
Citigroup common stockholders' equity	$181,508	$177,494
Less: Net unrealized losses on securities available-for-sale, net of tax(1)(2)	(809)	(35)
Less: Net unrealized loss on available-for-sale equity securities, net of tax	79	—
Less: Accumulated net losses on cash flow hedges, net of tax	(2,600)	(2,820)
Less: Pension liability adjustment, net of tax(3)	(4,372)	(4,282)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax(4)	480	1,265
Less: Disallowed deferred tax assets(5)	36,136	37,980
Less: Intangible assets:
Goodwill	25,810	25,413
Other disallowed intangible assets	4,472	4,550
Other	(560)	(569)

Total Tier 1 Common Capital	$121,752	$114,854

Tier 1 Capital
Qualifying perpetual preferred stock	$312	$312
Qualifying mandatorily redeemable securities of subsidiary trusts	15,913	15,929
Qualifying noncontrolling interests	862	779

Total Tier 1 Capital	$138,839	$131,874

Tier 2 Capital
Allowance for credit losses(6)	$12,410	$12,423
Qualifying subordinated debt(7)	20,507	20,429
Net unrealized pretax gains on available-for-sale equity securities(1)	—	658

Total Tier 2 Capital	$32,917	$33,510

Total Capital (Tier 1 Capital + Tier 2 Capital)	$171,756	$165,384

Risk-weighted assets (RWA)(8)	$973,730	$973,369

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

(2)
In addition, includes the net amount of unamortized loss on held-to-maturity (HTM) securities. This amount relates to securities which were previously transferred from AFS to HTM, and non-credit-related factors such as changes in interest rates and liquidity spreads for HTM securities with other-than-temporary-impairment.

(3)
The Federal Reserve Board granted interim capital relief for the impact of ASC 715-20, Compensation—Retirement Benefits—Defined Benefits Plans (formerly SFAS 158).

(4)
The impact of changes in Citigroup's own creditworthiness in valuing financial liabilities for which the fair value option has been elected is excluded from Tier 1 Capital, in accordance with risk-based capital guidelines.

(5)
Of Citi's approximately $52 billion of net deferred tax assets at March 31, 2012, approximately $11 billion of such assets were includable without limitation in regulatory capital pursuant to risk-based capital guidelines, while approximately $36 billion of such assets exceeded the limitation imposed by these guidelines and, as "disallowed deferred tax assets," were deducted in arriving at Tier 1 Capital. Citigroup's approximately $5 billion of other net deferred tax assets primarily represented effects of the pension liability and cash flow hedges adjustments, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

(6)
Includable up to 1.25% of risk-weighted assets. Any excess allowance for credit losses is deducted in arriving at risk-weighted assets.

(7)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(8)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $65 billion for interest rate, commodity and equity derivative contracts, foreign exchange contracts, and credit derivatives as of March 31, 2012, compared with $67 billion as of December 31, 2011. Market risk equivalent assets included in risk-weighted assets amounted to $40.7 billion at March 31, 2012 and $46.8 billion at December 31, 2011. Risk-weighted assets also include the effect of certain other off-balance-sheet exposures, such as unused lending commitments and letters of credit, and reflect deductions such as certain intangible assets and any excess allowance for credit losses.

Common Stockholders' Equity

        Citigroup's common stockholders' equity increased during the three months ended March 31, 2012 by $4.0 billion to $181.5 billion, and represented 9% of total assets as of March 31, 2012. The table below summarizes the change in Citigroup's common stockholders' equity during the first quarter of 2012:

In billions of dollars
Common stockholders' equity, December 31, 2011	$177.5
Citigroup's net income	2.9
Employee benefit plans and other activities(1)	—
Net change in accumulated other comprehensive income (loss), net of tax	1.1

Common stockholders' equity, March 31, 2012	$181.5

(1)
As of March 31, 2012, $6.7 billion of common stock repurchases remained under Citi's authorized repurchase programs. No material repurchases were made in the first quarter of 2012.

Tangible Common Equity and Tangible Book Value Per Share

        Tangible common equity (TCE), as defined by Citigroup, represents common equity less goodwill, intangible assets (other than mortgage servicing rights (MSRs), and related net deferred tax assets. Other companies may calculate TCE in a manner different from that of Citigroup. Citi's TCE was $149.2 billion at March 31, 2012 and $145.4 billion at December 31, 2011. The TCE ratio (TCE divided by risk-weighted assets) was 15.3% at March 31, 2012 and 14.9% at December 31, 2011.

        TCE and tangible book value per share, as well as related ratios, are capital adequacy metrics used and relied upon by investors and industry analysts; however, they are non-GAAP financial measures for SEC purposes. A reconciliation of Citigroup's total stockholders' equity to TCE, and book value per share to tangible book value per share, as of March 31, 2012 and December 31, 2011, follows:

In millions of dollars or shares, except ratios and per-share data	Mar. 31, 2012	Dec. 31, 2011
Total Citigroup stockholders' equity	$181,820	$177,806
Less:
Preferred stock	312	312

Common equity	$181,508	$177,494
Less:
Goodwill	25,810	25,413
Intangible assets (other than MSRs)	6,413	6,600
Related net deferred tax assets	41	44

Tangible common equity (TCE)	$149,244	$145,437

Tangible assets
GAAP assets	$1,944,423	$1,873,878
Less:
Goodwill	25,810	25,413
Intangible assets (other than MSRs)	6,413	6,600
Related deferred tax assets	327	322

Tangible assets (TA)	$1,911,873	$1,841,543

Risk-weighted assets (RWA)	$973,730	$973,369

TCE/TA ratio	7.81%	7.90%

TCE/RWA ratio	15.33%	14.94%

Common shares outstanding (CSO)	2,932.2	2,923.9

Book value per share (common equity/CSO)	$61.90	$60.70

Tangible book value per share (TCE/CSO)	$50.90	$49.74

Capital Resources of Citigroup's U.S. Depository Institutions

        Citigroup's U.S. subsidiary depository institutions are also subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the guidelines of the Federal Reserve Board.

        The following table sets forth the capital tiers and capital ratios of Citibank, N.A., Citi's primary U.S. subsidiary depository institution, as of March 31, 2012 and December 31, 2011:

Citibank, N.A. Capital Tiers and Capital Ratios Under Regulatory Guidelines

In billions of dollars, except ratios	Mar. 31, 2012	Dec. 31, 2011
Tier 1 Common Capital	$126.4	$121.3
Tier 1 Capital	127.1	121.9
Total Capital (Tier 1 Capital + Tier 2 Capital)	137.5	134.3

Tier 1 Common ratio	15.46%	14.63%
Tier 1 Capital ratio	15.54	14.70
Total Capital ratio	16.81	16.20
Leverage ratio	10.06	9.66

Impact of Changes on Capital Ratios

        The following table presents the estimated sensitivity of Citigroup's and Citibank, N.A.'s capital ratios to changes of $100 million in Tier 1 Common Capital, Tier 1 Capital or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator), based on financial information as of March 31, 2012. This information is provided for the purpose of analyzing the impact that a change in Citigroup's or Citibank, N.A.'s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Leverage ratio
	Impact of $100 million change in Tier 1 Common Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average total assets
Citigroup	1.0 bps	1.3 bps	1.0 bps	1.5 bps	1.0 bps	1.8 bps	0.5 bps	0.4 bps

Citibank, N.A.	1.2 bps	1.9 bps	1.2 bps	1.9 bps	1.2 bps	2.1 bps	0.8 bps	0.8 bps

Broker-Dealer Subsidiaries

        At March 31, 2012, Citigroup Global Markets Inc., a broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC's net capital rule, of $6.8 billion, which exceeded the minimum requirement by $6.0 billion.

        In addition, certain of Citi's other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup's broker-dealer subsidiaries were in compliance with their capital requirements at March 31, 2012.

FUNDING AND LIQUIDITY

Overview

        Citi's funding and liquidity objectives generally are to maintain liquidity to fund its existing asset base as well as grow its core businesses in Citicorp, while at the same time maintain sufficient excess liquidity, structured appropriately, so that it can operate under a wide variety of market conditions, including market disruptions for both short- and long-term periods. Citigroup's primary liquidity objectives are established by entity, and in aggregate, across three major categories:

  (i)
  the non-bank, which is largely composed of the parent holding company (Citigroup) and Citi's broker-dealer subsidiaries (collectively referred to in this section as "non-bank");

  (ii)
  Citi's significant bank entities, such as Citibank, N.A. and its significant subsidiaries (collectively referred to in this section as "significant Citibank entities"); and

  (iii)
  other Citibank and Banamex entities.

        At an aggregate level, Citigroup's goal is to ensure that there is sufficient funding in amount and tenor to ensure that aggregate liquidity resources are available for these entities. The liquidity framework requires that entities be self-sufficient or net providers of liquidity, including in conditions established under their designated stress tests, and have excess cash capital.

        Citi's primary sources of funding include (i) deposits via Citi's bank subsidiaries, which continue to be Citi's lowest cost source of long-term funding, (ii) long-term debt (including long-term collateralized financings) issued at the non-bank level and certain bank subsidiaries, and (iii) stockholders' equity. These sources are supplemented by short-term borrowings, primarily in the form of secured financing transactions (securities loaned or sold under agreements to repurchase, or repos), and commercial paper at the non-bank level.

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

Aggregate Liquidity Resources

	Non-bank(1)		Significant Citibank Entities		Other Citibank and Banamex Entities		Total
In billions of dollars	Mar. 31, 2012	Mar. 31, 2011	Mar. 31, 2012	Mar. 31, 2011	Mar. 31, 2012	Mar. 31, 2011	Mar. 31, 2012	Mar. 31, 2011
Cash at major central banks	$24.9	$12.1	$99.6	$81.5	$9.4	$34.7	$133.9	$128.3
Unencumbered liquid securities	67.6	83.4	135.8	167.6	83.3	67.8	286.7	318.8

Total	$92.5	$95.5	$235.4	$249.1	$92.7	$102.5	$420.5	$447.1

(1)
Non-bank includes the parent holding company (Citigroup), Citigroup Funding Inc. (CFI) and broker-dealer entities.

        As set forth in the table above, Citigroup's aggregate liquidity resources totaled $420.5 billion at March 31, 2012, compared with $447.1 at March 31, 2011. These amounts are as of period-end and may increase or decrease intra-period in the ordinary course of business. During the quarter ended March 31, 2012, the intra-quarter amounts did not fluctuate materially from the quarter-end amounts noted above.

        At March 31, 2012, Citigroup's non-bank aggregate liquidity resources totaled $92.5 billion, compared with $95.5 billion at March 31, 2011. This amount included unencumbered liquid securities and cash held in Citi's U.S. and non-U.S. broker-dealer entities.

        Citigroup's significant Citibank entities had approximately $235.4 billion of aggregate liquidity resources as of March 31, 2012. This amount included $99.6 billion of cash on deposit with major central banks (including the U.S. Federal Reserve Bank, European Central Bank, Bank of England, Swiss National Bank, Bank of Japan, the Monetary Authority of Singapore and the Hong Kong Monetary Authority), compared with $81.5 billion at March 31, 2011. The significant Citibank entities' liquidity resources also included unencumbered highly liquid government and government-backed securities. These securities are available-for-sale or secured financing through private markets or by pledging to the major central banks. The liquidity value of these securities was $135.8 billion at March 31, 2012, compared with $167.6 billion at March 31, 2011. As shown in the table above, overall, liquidity at Citi's significant Citibank entities was down year-over-year as Citi deployed some of its excess bank liquidity into loan growth within Citicorp (see "Balance Sheet Review" above) and paid down long-term bank debt.

        Citi estimates that its other Citibank and Banamex entities and subsidiaries held approximately $92.7 billion in aggregate liquidity resources as of March 31, 2012. This included $9.4 billion of cash on deposit with major central banks and $83.3 billion of unencumbered liquid securities.

        Citi's table of aggregate liquidity resources above does not include additional potential liquidity in the form of Citigroup's borrowing capacity at the U.S. Federal Reserve Bank discount window, international central banks, and from the various Federal Home Loan Banks (FHLB), which is maintained by pledged collateral to all such banks. Citi also maintains additional liquidity available in the form of diversified high grade non-government securities.

        Moreover, in general, Citigroup can freely fund legal entities within its bank vehicles. In addition, Citigroup's bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of March 31, 2012, the amount available for lending to these non-bank entities under

Section 23A was approximately $20 billion, provided the funds are collateralized appropriately.

Deposits

        As of March 31, 2012, approximately 80% of Citi's bank subsidiaries are funded by deposits. Citi continued to focus on maintaining a geographically diverse retail and corporate deposits base that stood at $906 billion at March 31, 2012, up 5%, or $40 billion, from the prior-year period, and included 7% year-over-year growth in Citicorp. The increase in deposits year-over-year was largely due to higher deposit volumes in each of Citicorp's deposit-taking businesses, including Transaction Services, Securities and Banking (primarily the Private Bank) and Global Consumer Banking. Year-over-year deposit growth occurred in North America, Europe and Asia, as customer demand continued a "flight to quality" given the uncertain macroeconomic environment. As of March 31, 2012, approximately 61% of Citi's deposits were located outside of the United States. These increases in deposits in Citicorp were partially offset by a continued decrease in deposits in Citi Holdings.

        In addition to deposit growth, the composition of Citi's deposits, within Securities and Banking (primarily the Private Bank), Transaction Services and Global Consumer Banking, has shifted year-over-year. Specifically, time deposits, where rates are fixed for the term of the deposit and have generally lower margins, became a smaller proportion of the deposit base, whereas operating balances (which Citi defines as checking and savings accounts for individuals, as well as cash management accounts for corporations) became a larger proportion of deposits. Citi continues to believe that operating accounts provide wider margins and exhibit retentive behavior. At March 31, 2012, operating balances represented 76% and 73% of total deposits in each of Global Consumer Banking and Citi's institutional businesses, respectively. In addition, operating balances represented 74% of Citicorp's deposit base as of March 31, 2012, compared to 71% as of March 31, 2011 and 62% at March 31, 2010.

        Deposits can be interest-bearing or non-interest-bearing. Of Citi's $906 billion of deposits as of March 31, 2012, $183 billion were non-interest-bearing, compared to $144 billion at March 31, 2011. The remainder, or $723 billion, was interest-bearing, compared to $722 billion at March 31, 2011.

        While Citi's deposits have grown year-over-year, Citi's overall cost of funds on deposits decreased, reflecting the low rate environment as well as Citi's ability to lower price points that widens its margins given the high levels of customer liquidity while still remaining competitive. Citi's average rate on total deposits was 0.94% at March 31, 2012, compared with 0.96% at March 31, 2011. Excluding the impact of the higher FDIC assessment effective beginning in the second quarter of 2011 and deposit insurance, the average rate on Citi's total deposits was 0.76% at March 31, 2012, compared with 0.85% at March 31, 2011. Citi would, however, expect to see pressure on these rates due to competitive pricing in certain regions or as interest rates increase.

Long-Term Debt

        Long-term debt (generally defined as original maturities of one year or more) represents the most significant component of Citi's funding for its non-bank entities, or 35% of the funding in the non-bank entities as of March 31, 2012. The vast majority of this funding is comprised of senior term debt, along with subordinated instruments and trust preferred securities. Long-term debt is an important funding source for Citi's non-bank entities due in part to its multi-year maturity structure. The weighted average maturities of long-term debt (greater than one year remaining life) issued by Citigroup, CFI, CGMHI and Citibank, N.A., excluding trust preferred securities, was approximately 6.9 years at March 31, 2012, compared to 6.5 years at March 31, 2011.

        The following table sets forth Citigroup's total long-term debt outstanding for the periods indicated:

In billions of dollars	March 31, 2012		December 31, 2011	March 31, 2011
Non-bank	$240.4		$247.0	$267.4
Bank(1)(2)	70.7		76.5	109.1

Total	$311.1	(3)	$323.5	$376.5

(1)
Collateralized advances from the FHLB were approximately $11.0 billion, $11.0 billion, and $17.5 billion, respectively, at March 31, 2012, December 31, 2011, and March 31, 2011. These advances are reflected in the table above.

(2)
Includes long-term debt related to consolidated VIEs of approximately $43.4 billion, $48.8 billion, and $64.3 billion, respectively, at March 31, 2012, December 31, 2011, and March 31, 2011. The majority of these VIEs relate to the Citibank Credit Card Master Trust and the Citibank OMNI Master Trust.

(3)
Of this amount, approximately $34.5 billion maturing during the remainder of 2012 is guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP).

        As set forth in the table above, Citi's overall long-term debt has decreased by approximately $65 billion year-over-year. In the non-bank, the year-over-year decrease was primarily due to TLGP run-off that was not refinanced. In the bank entities, the decrease was also driven by TLGP run-off as well as FHLB reductions and the maturing of credit card securitization debt, particularly as Citi has grown its overall deposit base. Citi currently expects a continued decline in its overall long-term debt over 2012, particularly within its bank entities.

        Given its liquidity resources as of March 31, 2012, Citi has, and may continue to, consider opportunities to repurchase its long-term and short-term debt pursuant to open market purchases, tender offers or other means. Such repurchases further decrease Citi's overall funding costs. During the first quarter of 2012, Citi repurchased an aggregate of approximately $1.7 billion of its outstanding long-term and short-term debt, primarily pursuant to open market purchases.

        The table below details the long-term debt issuances and maturities of Citigroup during the first quarter of 2012 and prior two years:

	1Q 2012		2011		2010
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Structural long-term debt(1)	$15.1	$7.0	$47.3	$15.1	$41.2	$18.9
Local country level, FHLB and other(2)	1.9	0.7	25.7	15.2	20.5	10.2
Secured debt and securitizations	6.2	—	16.1	0.7	14.2	4.7

Total	$23.2	$7.7	$89.1	$31.0	$75.9	$33.8

(1)
Citi defines structural long-term debt as its long-term debt (original maturities of one year or more), excluding certain structured notes, such as equity-linked and credit-linked notes, with early redemption features effective within one year. Issuances and maturities of these notes are included in this table in "Local country level, FHLB and other." See note 2 below. Structural long-term debt is a non-GAAP measure. Citigroup believes that the structural long-term debt measure provides useful information to its investors as it excludes long-term debt that could in fact be redeemed by the holders thereof within one year.

(2)
"Other" includes long-term debt not considered structural long-term debt relating to certain structured notes, such as equity-linked and credit-linked notes, with early redemption features effective within one year. The amounts of issuances and maturities included in this line, and thus excluded from "structural long-term debt," were $0.3 billion, $3.4 billion and $2.4 billion, and $0.6 billion, $3.3 billion and $1.8 billion, in the first quarter 2012, 2011 and 2010, respectively.

        The table below shows Citi's aggregate expected annual long-term debt maturities as of March 31, 2012:

	Expected Long-Term Debt Maturities as of March 31, 2012
In billions of dollars	2012(1)	2013	2014	2015	2016	Thereafter	Total
Senior/subordinated debt(2)	$64.9	$26.9	$26.9	$19.1	$12.6	$85.4	$235.8
Trust preferred securities	—	—	—	—	—	16.0	16.0
Securitized debt and securitizations	20.3	6.3	7.7	5.3	2.8	8.5	50.9
Local country and FHLB borrowings	9.0	10.3	4.1	1.1	4.1	2.9	31.5

Total long-term debt	$94.2	$43.5	$38.7	$25.5	$19.5	$112.8	$334.2

(1)
Includes $23.2 billion of first quarter of 2012 maturities (including $3.5 billion related to TLGP).

(2)
"Senior/subordinated debt" includes certain structured notes, such as equity-linked and credit-linked notes, with early redemption features effective within one year. The amount of such notes included, and the period of contractual maturity, is as follows: $0.4 billion maturing in 2012; $0.8 billion in 2013; $0.6 billion in 2014; $0.5 billion in 2015; $0.4 billion in 2016; and $1.4 billion thereafter.

        As set forth in the table above, Citi's senior and subordinated long-term debt maturities peak during 2012 at $64.9 billion, of which $38.0 billion is TLGP that Citi does not expect to refinance.

Short-Term Debt

Secured Financing

        Secured financing is primarily conducted through Citi's broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the trading inventory. As of March 31, 2012, approximately 30% of the funding for Citi's non-bank entities, primarily the broker-dealer, was from secured financings. As of March 31, 2012, secured financing was $226 billion and averaged approximately $219 billion during the quarter. Secured financing at March 31, 2012 increased quarter-over-quarter by $28 billion from $198 billion at December 31, 2011 and increased year-over-year by $38 billion from $188 billion at March 31, 2011. As compared to the prior quarter, the increase in secured financing is in line with increases in liquid trading assets and reverse repos. As compared to the prior year, the increase in secured financing is primarily driven by a change in the mix of short-term funding sources.

Commercial Paper

        The following table sets forth Citi's commercial paper outstanding for each of its non-bank entities and significant Citibank entities, respectively, for each of the periods indicated:

In millions of dollars	March 31, 2012	December 31, 2011	March 31, 2011
Commercial paper
Non-bank	$6,239	$6,414	$9,481
Bank	14,795	14,872	15,096

Total	$21,034	$21,286	$24,577

Other Short-Term Borrowings

        At March 31, 2012, Citi's other short-term borrowings were $35 billion, compared with $33 billion at December 31, 2011 and $54 billion at March 31, 2011. This amount includes borrowings from the FHLBs and other market participants. The average balance of borrowings from the FHLBs and other market participants for the quarter ended March 31, 2012 was generally consistent with the quarter-end balance. See Note 15 to the Consolidated Financial Statements for further information on Citigroup's and its affiliates' outstanding long-term debt and short-term borrowings.

Liquidity Measures

        Citigroup runs a centralized treasury model where the overall balance sheet is managed by Citigroup Treasury through Global Franchise Treasurers and Regional Treasurers. Citi uses multiple measures in monitoring its liquidity, including without limitation those described below.

        In broad terms, the structural liquidity ratio, defined as the sum of deposits, long-term debt and stockholders' equity as a percentage of total assets, measures whether the asset base is funded by sufficiently long-dated liabilities. Citi's structural liquidity ratio has remained stable over the past year: 72% at March 31, 2012, 73% at December 31, 2011 and 73% at March 31, 2011.

        In addition, Citi also believes it is currently in compliance with the proposed Basel III Liquidity Coverage Ratio (LCR), even though such ratio is not proposed to take effect until 2015. The LCR is designed to ensure banks maintain an adequate level of unencumbered cash and highly liquid securities that can be converted to cash to meet liquidity needs under an acute 30-day stress scenario. The proposed minimum requirement for LCR is 100%. Although still awaiting final guidance from its regulators, based on its current interpretation, understanding and expectations of the proposed rules, Citi believes that it is in compliance with the proposed Basel III LCR with an estimated LCR above 125%.

        For a more detailed discussion of Citi's overall liquidity management and additional liquidity measures and stress testing, see "Capital Resources and Liquidity—Funding and Liquidity" in Citigroup's 2011 Annual Report on Form 10-K.

Credit Ratings

        Citigroup's funding and liquidity, including without limitation its funding capacity, its ability to access the capital markets and other sources of funds, as well as the cost of these funds, and its ability to maintain certain deposits, is partially dependent on its credit ratings. The table below indicates the ratings for Citigroup, Citibank, N.A. and Citigroup Global Markets Inc. (a broker-dealer subsidiary of Citigroup Inc.) as of March 31, 2012.

Citigroup's Debt Ratings as of March 31, 2012

	Citigroup Inc./Citigroup Funding Inc.(1)		Citibank, N.A.		Citigroup Global Markets Inc.
	Senior debt	Commercial paper	Long- term	Short- term	Senior debt
Fitch Ratings (Fitch)	A	F1	A	F1	NR
Moody's Investors Service (Moody's)	A3	P-2	A1	P-1	NR
Standard & Poor's (S&P)	A-	A-2	A	A-1	A

(1)
As a result of the Citigroup guarantee, the ratings of, and changes in ratings for, CFI are the same as those of Citigroup.

NR
Not rated.

Recent Credit Rating Developments

        On November 29, 2011, following its global review of the banking industry under its revised bank criteria, S&P downgraded the issuer credit rating for Citigroup Inc. to 'A-/A-2' from 'A/A-1', and Citibank, N.A. to 'A/A-1' from 'A+/A-1'. At the same time, S&P maintained a negative outlook on the ratings. These ratings continue to receive two notches of government support uplift, reflecting S&P's view that the U.S. government is supportive to Citi. On December 15, 2011, Fitch announced revised ratings resulting from its review of government support assumptions for 17 U.S. banks. This review resulted in a revision to the issuer credit ratings of Citigroup and Citibank, N.A. from 'A+' to 'A' and the short-term issuer rating from 'F1+' to 'F1'. Further, Fitch removed the ratings from negative watch, and the ratings outlook is stable.

        The above mentioned rating changes did not have a material impact on Citi's funding profile. Furthermore, forecasts of potential funding loss under various stress scenarios, including the above mentioned rating downgrades, did not occur.

        As previously disclosed, on February 15, 2012, Moody's announced an industry-wide review of many European local banks and 17 banks and securities firms with global capital markets operations, including Citi. Underpinning this review is Moody's view that these firms face challenges that are not fully captured in their current ratings. Moody's placed the long- and short-term ratings of Citibank, N.A. on review for downgrade as well as the long-term rating of Citigroup Inc. The short-term rating of 'P-2' at Citigroup Inc. was affirmed. It is not certain what the results of Moody's review will be, whether or to what extent Citigroup or Citibank, N.A. will be impacted, or what, if any, industry-wide impacts could occur as a result of Moody's review of Citi and the industry as a whole.

Potential Impacts of Ratings Downgrades

        Ratings downgrades by Moody's, Fitch or S&P could have material impacts on Citigroup's and/or Citibank, N.A.'s funding and liquidity due to reduced funding capacity, including derivatives triggers and exchange margin requirements, which could take the form of cash obligations and collateral requirements. The following information is provided for the purpose of analyzing the potential funding and liquidity impact to Citigroup and Citibank, N.A. of hypothetical, simultaneous ratings downgrades across all three major rating agencies. This analysis is subject to certain estimates, estimation methodologies, judgments and uncertainties, including without limitation those relating to potential ratings limitations certain entities may have with respect to permissible counterparties as well as general subjective counterparty behavior (e.g., certain corporate customers and trading counterparties could re-evaluate their business relationships with Citi and limit the trading of certain contracts or market instruments with Citi). Moreover, changes in counterparty behavior could impact Citi's funding and liquidity as well as the results of operations of certain of its businesses. Accordingly, the actual impact to Citigroup or Citibank, N.A. is unpredictable and may differ materially from the potential funding and liquidity impacts described below.

        For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see "Risk Factors—Market and Economic Risks" in Citi's 2011 Annual Report on Form 10-K.

  Citigroup Inc. and Citibank, N.A.—Potential Derivative Triggers and Exchange Margin Requirements

        As of March 31, 2012, Citi estimates that a hypothetical two-notch downgrade of the senior debt/long-term rating of Citigroup across all three major rating agencies could impact Citigroup's funding and liquidity due to derivative triggers and exchange margin requirements by approximately $2.1 billion. Of the $2.1 billion, $0.5 billion could result from a potential two-notch downgrade by Moody's only. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

        In addition, as of March 31, 2012, Citi estimates that a hypothetical two-notch downgrade across all three major rating agencies of Citibank, N.A.'s senior debt/long term rating could impact Citibank, N.A.'s funding and liquidity due to derivative triggers and exchange margin requirements by approximately $2.6 billion. Of the $2.6 billion, $0.6 billion could result from a potential two-notch downgrade by Moody's only.

        Accordingly, in total, Citi estimates that a two-notch downgrade of Citigroup and Citibank, N.A., across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of $4.7 billion. Of this amount, approximately $1.1 billion could result from a potential two-notch downgrade by Moody's only of both Citigroup and Citibank, N.A.

        As set forth under "Aggregate Liquidity Resources" above, the aggregate liquidity resources of Citigroup's non-bank entities were approximately $93 billion, and the aggregate liquidity resources of Citi's significant Citibank entities (including Citibank, N.A.) and other Citibank and Banamex entities were approximately $328 billion, for a total of approximately $421 billion as of March 31, 2012. These liquidity resources are available in part as a contingency for the potential events described above. In addition, a broad range of mitigating actions are currently included in Citigroup's and Citibank, N.A.'s detailed contingency funding plans (for additional information, see "Capital Resources and Liquidity—Funding and Liquidity" in Citi's 2011 Annual Report on Form 10-K). For Citigroup, these mitigating factors include, but are not limited to, accessing surplus funding capacity from existing clients, tailoring levels of secured lending, adjusting the size of select trading books and collateralized borrowings from Citi's significant bank subsidiaries. Mitigating actions available to Citibank, N.A. include, but are not limited to, selling or financing highly liquid government securities, tailoring levels of secured lending, adjusting the size of select trading books, reducing loan originations and renewals, raising additional deposits, or borrowing from the FHLBs or other central banks. Citi believes these mitigating actions could substantially reduce the funding and liquidity risk, if any, of the potential downgrades described above.

  Citibank, N.A.—Additional Potential Impacts

        In addition to the above derivative triggers and exchange margin requirements, Citi believes that a potential two-notch downgrade of Citibank, N.A.'s senior debt/long-term rating by one or more rating agencies could also have an adverse impact on the commercial paper/short-term rating of Citibank, N.A. As of March 31, 2012, Citibank, N.A. had liquidity commitments of $25.3 billion to asset-backed commercial paper conduits. This included $14.8 billion of commitments to consolidated conduits and $10.5 billion of commitments to unconsolidated conduits (each as referenced in Note 17 to the Consolidated Financial Statements). Additionally, Citibank, N.A. had approximately $4.0 billion of funding programs related to the municipals markets that could be adversely impacted by such a downgrade (substantially all of which is reflected as commitments within Note 21 to the Consolidated Financial Statements).

        In addition to the above-referenced aggregate liquidity resources of Citi's significant Citibank entities (including Citibank, N.A.) and other Citibank and Banamex entities, as well as the various mitigating actions previously noted, mitigating actions available to Citibank, N.A. to reduce the funding and liquidity risk, if any, of the potential downgrades described above include repricing or reducing certain commitments to commercial paper conduits and exercising reimbursement agreements for the municipal programs.

        In addition, in the event of the potential downgrades described above, Citi believes that certain corporate customers could re-evaluate their deposit relationships with Citibank, N.A. Among other things, this re-evaluation could include adjusting their discretionary deposit levels or changing their depository institution, each of which could potentially reduce certain deposit levels at Citibank, N.A. As a potential mitigant, however, Citi could choose to adjust pricing or offer alternative deposit products to its existing customers, or seek to attract deposits from new customers, as well as utilize the other mitigating actions referenced above.

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

        The table below presents where a discussion of Citi's various off-balance-sheet arrangements may be found in this Form 10-Q. In addition, see "Significant Accounting Policies and Significant Estimates—Securitizations" in Citigroup's 2011 Annual Report on Form 10-K, as well as Notes 1, 22 and 28 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K.

Types of Off-Balance-Sheet Arrangements Disclosures in this Form 10-Q

Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 17 to the Consolidated Financial Statements.
Leases, letters of credit, and lending and other commitments	See Note 21 to the Consolidated Financial Statements.
Guarantees	See Note 21 to the Consolidated Financial Statements.

MANAGING GLOBAL RISK

        Citigroup's risk management framework balances strong corporate oversight with well-defined independent risk management functions for each business and region, as well as cross-business product expertise. For more information on Citi's risk management, see "Managing Global Risk" in Citigroup's 2011 Annual Report on Form 10-K.

CREDIT RISK

Loans Outstanding

In millions of dollars	1st Qtr. 2012	4th Qtr. 2011	3rd Qtr. 2011	2nd Qtr. 2011	1st Qtr. 2011
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$136,325	$139,177	$140,819	$143,002	$147,301
Installment, revolving credit, and other	14,942	15,616	20,044	23,693	26,346
Cards	110,049	117,908	113,777	114,149	113,763
Commercial and industrial	4,796	4,766	4,785	5,737	4,929
Lease financing	—	1	1	2	2

	$266,112	$277,468	$279,426	$286,583	$292,341

In offices outside the U.S.
Mortgage and real estate(1)	$53,652	$52,052	$51,304	$54,283	$53,030
Installment, revolving credit, and other	35,813	34,613	35,377	38,954	38,624
Cards	39,319	38,926	38,063	40,354	36,848
Commercial and industrial	20,830	19,975	19,764	19,245	16,848
Lease financing	757	711	606	643	626

	$150,371	$146,277	$145,114	$153,479	$145,976

Total Consumer loans	$416,483	$423,745	$424,540	$440,062	$438,317
Unearned income	(380)	(405)	(328)	(123)	112

Consumer loans, net of unearned income	$416,103	$423,340	$424,212	$439,939	$438,429

Corporate loans
In U.S. offices
Commercial and industrial	$22,746	$21,667	$18,361	$16,343	$15,426
Loans to financial institutions	36,303	33,265	31,241	28,905	29,361
Mortgage and real estate(1)	22,270	20,698	20,426	20,596	19,397
Installment, revolving credit, and other	9,501	15,011	14,359	14,105	13,712
Lease financing	1,278	1,270	1,396	1,498	1,395

	$92,098	$91,911	$85,783	$81,447	$79,291

In offices outside the U.S.
Commercial and industrial	$83,951	$79,764	$76,075	$76,699	$74,165
Installment, revolving credit, and other	15,341	14,114	14,733	12,964	13,551
Mortgage and real estate(1)	6,974	6,885	6,015	6,529	6,086
Loans to financial institutions	32,280	29,794	27,069	27,361	22,965
Lease financing	566	568	469	491	511
Governments and official institutions	1,497	1,576	3,545	2,727	2,838

	$140,609	$132,701	$127,906	$126,771	$120,116

Total Corporate loans	$232,707	$224,612	$213,689	$208,218	$199,407
Unearned income	(788)	(710)	(662)	(657)	(700)

Corporate loans, net of unearned income	$231,919	$223,902	$213,027	$207,561	$198,707

Total loans—net of unearned income	$648,022	$647,242	$637,239	$647,500	$637,136
Allowance for loan losses—on drawn exposures	(29,020)	(30,115)	(32,052)	(34,362)	(36,568)

Total loans—net of unearned income and allowance for credit losses	$619,002	$617,127	$605,187	$613,138	$600,568

Allowance for loan losses as a percentage of total loans—net of unearned income(2)	4.51%	4.69%	5.07%	5.35%	5.78%

Allowance for Consumer loan losses as a percentage of total Consumer loans—net of unearned income(2)	6.26%	6.45%	6.83%	7.05%	7.48%

Allowance for Corporate loan losses as a percentage of total Corporate loans—net of unearned income(2)	1.34%	1.31%	1.52%	1.69%	1.98%

(1)
Loans secured primarily by real estate.

(2)
All periods exclude loans which are carried at fair value.

Details of Credit Loss Experience

In millions of dollars	1st Qtr. 2012	4th Qtr. 2011	3rd Qtr. 2011	2nd Qtr. 2011	1st Qtr. 2011
Allowance for loan losses at beginning of period	$30,115	$32,052	$34,362	$36,568	$40,655

Provision for loan losses
Consumer	$2,761	$2,798	$3,004	$3,269	$3,441
Corporate	67	(154)	45	(88)	(542)

	$2,828	$2,644	$3,049	$3,181	$2,899

Gross credit losses
Consumer
In U.S. offices(1)	$3,516	$3,361	$3,607	$4,095	$4,704
In offices outside the U.S.	1,170	1,248	1,312	1,408	1,429
Corporate
In U.S. offices	37	129	161	208	291
In offices outside the U.S.	48	172	137	195	707

	$4,771	$4,910	$5,217	$5,906	$7,131

Credit recoveries
Consumer
In U.S. offices	$354	$341	$358	$372	$396
In offices outside the U.S.	294	303	319	334	317
Corporate
In U.S. offices	105	108	6	37	51
In offices outside the U.S.	63	50	20	16	98

	$816	$802	$703	$759	$862

Net credit losses
In U.S. offices	$3,094	$3,041	$3,404	$3,894	$4,548
In offices outside the U.S.	861	1,067	1,110	1,253	1,721

Total	$3,955	$4,108	$4,514	$5,147	$6,269

Other—net(2)(3)(4)(5)(6)	$32	$(473)	$(845)	$(240)	$(717)

Allowance for loan losses at end of period	$29,020	$30,115	$32,052	$34,362	$36,568

Allowance for loan losses as a % of total loans	4.51%	4.69%	5.07%	5.35%	5.78%
Allowance for unfunded lending commitments(7)	$1,097	$1,136	$1,139	$1,097	$1,105

Total allowance for loan losses and unfunded lending commitments	$30,117	$31,251	$33,191	$35,459	$37,673

Net consumer credit losses(7)	$4,038	$3,965	$4,242	$4,797	$5,420
As a percentage of average consumer loans	3.85%	3.70%	3.87%	4.31%	4.89%

Net corporate credit losses	$(83)	$143	$272	$350	$849
As a percentage of average corporate loans	(0.04)%	0.07%	0.13%	0.17%	0.45%

Allowance for loan losses at end of period(8)
Citicorp	$16,306	$16,699	$17,613	$19,225	$20,563
Citi Holdings	12,714	13,416	14,439	15,137	16,005

Total Citigroup	$29,020	$30,115	$32,052	$34,362	$36,568

Allowance by type
Consumer	$25,963	$27,236	$28,866	$30,915	$32,686
Corporate	3,057	2,879	3,186	3,447	3,882

Total Citigroup	$29,020	$30,115	$32,052	$34,362	$36,568

(1)
The first quarter of 2012 includes approximately $370 million of incremental charge-offs related to previously deferred principal balances on modified mortgages. These charge-offs were related to anticipated forgiveness of principal, largely in connection with the national mortgage settlement. There was a corresponding approximately $350 million reserve release in the first quarter of 2012 specific to these charge-offs. See also "Credit Risk—National Mortgage Settlement" below.

(2)
The first quarter of 2012 includes a reduction of approximately $145 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios.

(3)
The fourth quarter of 2011 includes a reduction of approximately $325 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of approximately $72 million related to the transfer of Citi Belgium to held-for-sale.

(4)
The third quarter of 2011 includes a reduction of approximately $300 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios and a reduction of approximately $530 million related to FX translation.

(5)
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

Allowance for Loan Losses (continued)

        The following table details information on Citi's allowance for loan losses, loans and coverage ratios as of March 31, 2012:

	March 31, 2012
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$9.2	$110.8	8.3%
North America residential mortgages	9.6	136.2	7.0
North America other	1.5	22.3	7.1
International cards	2.9	39.5	7.3
International other(3)	2.7	107.3	2.5

Total Consumer	$25.9	$416.1	6.2%

Total Corporate	$3.1	$231.9	1.3%

Total Citigroup	$29.0	$648.0	4.5%

(1)
Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)
Includes both Citi-branded cards and Citi retail services.

(3)
Includes mortgages and other retail loans.

Non-Accrual Loans and Assets, and Renegotiated Loans

        The following pages include information on Citi's "Non-Accrual Loans and Assets" and "Renegotiated Loans." There is a certain amount of overlap among these categories. The following general summary provides a basic description of each category:

Non-Accrual Loans and Assets:

  •
  Corporate and Consumer (commercial market) non-accrual status is based on the determination that payment of interest or principal is doubtful.

  •
  Consumer non-accrual status is based on aging, i.e., the borrower has fallen behind in payments.

  •
  North America Citi-branded cards and Citi retail services are not included as, under industry standards, they accrue interest until charge-off.

Renegotiated Loans:

  •
  Both Corporate and Consumer loans whose terms have been modified in a TDR.

  •
  Includes both accrual and non-accrual TDRs.

Non-Accrual Loans and Assets

        The table below summarizes Citigroup's non-accrual loans as of the periods indicated. Non-accrual loans are loans in which the borrower has fallen behind in interest payments or, for Corporate and Consumer (commercial market) loans, where Citi has determined that the payment of interest or principal is doubtful and which are therefore considered impaired. In situations where Citi reasonably expects that only a portion of the principal owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income. There is no industry-wide definition of non-accrual assets, however, and as such, analysis across the industry is not always comparable.

        Corporate and Consumer (commercial markets) non-accrual loans may still be current on interest payments but are considered non-accrual as Citi has determined that the future payment of interest and/or principal is doubtful. Consistent with industry convention, Citi generally accrues interest on credit card loans until such loans are charged-off, which typically occurs at 180 days contractual delinquency. As such, the non-accrual loan disclosures in this section do not include North America credit card loans.

Non-Accrual Loans

In millions of dollars	1st Qtr. 2012	4th Qtr. 2011	3rd Qtr. 2011	2nd Qtr. 2011	1st Qtr. 2011
Citicorp	$4,175	$4,018	$4,564	$4,846	$5,102
Citi Holdings	7,547	7,208	7,553	8,387	9,710

Total non-accrual loans (NAL)	$11,722	$11,226	$12,117	$13,233	$14,812

Corporate non-accrual loans(1)
North America	$1,017	$1,246	$1,639	$1,899	$1,997
EMEA	1,194	1,293	1,748	1,954	2,437
Latin America	263	362	442	528	606
Asia	499	335	342	451	451

Total corporate non-accrual loans	$2,973	$3,236	$4,171	$4,832	$5,491

Citicorp	$2,213	$2,217	$2,861	$2,986	$3,266
Citi Holdings	760	1,019	1,310	1,846	2,225

Total corporate non-accrual loans	$2,973	$3,236	$4,171	$4,832	$5,491

Consumer non-accrual loans(1)
North America(2)	$6,700	$6,046	$5,954	$6,125	$7,068
EMEA	397	387	514	644	657
Latin America	1,178	1,107	998	1,083	1,034
Asia	474	450	480	549	562

Total consumer non-accrual loans(2)	$8,749	$7,990	$7,946	$8,401	$9,321

Citicorp	$1,962	$1,801	$1,703	$1,860	$1,836
Citi Holdings(2)	6,787	6,189	6,243	6,541	7,485

Total consumer non-accrual loans(2)	$8,749	$7,990	$7,946	$8,401	$9,321

(1)
Excludes purchased distressed loans as they are generally accreting interest. The carrying value of these loans was $531 million at March 31, 2012, $511 million at December 31, 2011, $405 million at September 30, 2011, $461 million at June 30, 2011 and $453 million at March 31, 2011.

(2)
The first quarter of 2012 increase in non-accrual Consumer loans in North America was attributable to a $0.8 billion reclassification from accrual to non-accrual status of home equity loans where the related residential first mortgage was 90 days or more past due as of March 31, 2012. Of the $0.8 billion of home equity loans, $0.7 billion were current and $0.1 billion were 30 to 89 days past due as of March 31, 2012. The reclassification reflected regulatory guidance issued on January 31, 2012. The reclassification had no impact on Citi's delinquency statistics or its loan loss reserves.

Non-Accrual Loans and Assets (continued)

        The table below summarizes Citigroup's other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

In millions of dollars	1st Qtr. 2012	4th Qtr. 2011	3rd Qtr. 2011	2nd Qtr. 2011	1st Qtr. 2011
OREO
Citicorp	$48	$71	$810	$810	$776
Citi Holdings	518	480	534	608	787
Corporate/Other	14	15	13	16	14

Total OREO	$580	$566	$1,357	$1,434	$1,577

North America	$392	$441	$1,222	$1,245	$1,331
EMEA	139	73	79	133	140
Latin America	48	51	56	55	52
Asia	1	1	—	1	54

Total OREO	$580	$566	$1,357	$1,434	$1,577

Other repossessed assets	$1	$1	$24	$18	$21

Non-accrual assets—Total Citigroup
Corporate non-accrual loans	$2,973	$3,236	$4,171	$4,832	$5,491
Consumer non-accrual loans(1)	8,749	7,990	7,946	8,401	9,321

Non-accrual loans (NAL)	$11,722	$11,226	$12,117	$13,233	$14,812

OREO	580	566	1,357	1,434	1,577
Other repossessed assets	1	1	24	18	21

Non-accrual assets (NAA)	$12,303	$11,793	$13,498	$14,685	$16,410

NAL as a percentage of total loans	1.81%	1.73%	1.90%	2.04%	2.32%
NAA as a percentage of total assets	0.63	0.63	0.70	0.75	0.84
Allowance for loan losses as a percentage of NAL(2)	248	268	265	260	247

Non-accrual assets—Total Citicorp	1st Qtr. 2012	4th Qtr. 2011	3rd Qtr. 2011	2nd Qtr. 2011	1st Qtr. 2011
Non-accrual loans (NAL)	$4,175	$4,018	$4,564	$4,846	$5,102
OREO	48	71	810	810	776
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$4,223	$4,089	$5,374	$5,656	$5,878

NAA as a percentage of total assets	0.30%	0.30%	0.38%	0.40%	0.43%
Allowance for loan losses as a percentage of NAL(2)	391	416	386	397	403

Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)(1)	$7,547	$7,208	$7,553	$8,387	$9,710
OREO	518	480	534	608	787
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$8,065	$7,688	$8,087	$8,995	$10,497

NAA as a percentage of total assets	3.86%	3.42%	3.27%	3.39%	3.56%
Allowance for loan losses as a percentage of NAL(2)	168	186	191	180	165

(1)
The first quarter of 2012 increase in non-accrual consumer loans in North America was attributable to a $0.8 billion reclassification from accrual to non-accrual status of home equity loans where the related residential first mortgage was 90 days or more past due. Of the $0.8 billion of home equity loans, $0.7 billion were current and $0.1 billion were 30 to 89 days past due as of March 31, 2012. The reclassification reflected regulatory guidance issued on January 31, 2012. The reclassification had no impact on Citi's delinquency statistics or its loan loss reserves.

(2)
The allowance for loan losses includes the allowance for Citi's credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

N/A    Not available at the Citicorp or Citi Holdings level.

Renegotiated Loans

        The following table presents Citi's loans modified in TDRs.

In millions of dollars	Mar. 31, 2012	Dec. 31, 2011
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$106	$206
Mortgage and real estate(3)	53	241
Loans to financial institutions	540	552
Other	15	79

	$714	$1,078

In offices outside the U.S.
Commercial and industrial(2)	$166	$223
Mortgage and real estate(3)	67	17
Loans to financial institutions	11	12
Other	5	6

	$249	$258

Total Corporate renegotiated loans	$963	$1,336

Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate	$20,792	$21,429
Cards	5,105	5,766
Installment and other	1,334	1,357

	$27,231	$28,552

In offices outside the U.S.
Mortgage and real estate	$926	$936
Cards	866	929
Installment and other	1,300	1,342

	$3,092	$3,207

Total Consumer renegotiated loans	$30,323	$31,759

(1)
Includes $373 million and $455 million of non-accrual loans included in the non-accrual assets table above, at March 31, 2012 and December 31, 2011, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at March 31, 2012, Citi also modified $38 million and $390 million of commercial loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in U.S. offices and offices outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at March 31, 2012, Citi also modified $156 million and $34 million of commercial real estate loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in U.S. offices and in offices outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $2,850 million and $2,371 million of non-accrual loans included in the non-accrual assets table above at March 31, 2012 and December 31, 2011, respectively. The remaining loans are accruing interest.

(5)
Includes $15 million and $19 million of commercial real estate loans at March 31, 2012 and December 31, 2011, respectively.

(6)
Includes $265 million and $257 million of commercial loans at March 31, 2012 and December 31, 2011, respectively.

(7)
Smaller-balance homogeneous loans were derived from Citi's risk management systems.

        In certain circumstances, Citigroup modifies certain of its Corporate loans involving a non-troubled borrower. These modifications are subject to Citi's normal underwriting standards for new loans and are made in the normal course of business to match customers' needs with available Citi products or programs (these modifications are not included in the table above). In other cases, loan modifications involve a troubled borrower to whom Citi may grant a concession (modification). Modifications involving troubled borrowers may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction or waiver of accrued interest or fees. See "Consumer Loan Modification Programs" below.

North America Consumer Mortgage Lending

Overview

        Citi's North America Consumer mortgage portfolio consists of both residential first mortgages and home equity loans. As of March 31, 2012, Citi's North America Consumer residential first mortgage portfolio totaled $94.3 billion, while the home equity loan portfolio was $42.0 billion. Of the first mortgages, $65.0 billion are recorded in LCL within Citi Holdings, with the remaining $29.3 billion recorded in Citicorp. With respect to the home equity loan portfolio, $38.6 billion are recorded in LCL, and $3.4 billion are reported in Citicorp.

        Citi's residential first mortgage portfolio included $9.0 billion of loans with FHA insurance or VA guarantees as of March 31, 2012. This portfolio consists of loans originated to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally has higher loan-to-value ratios (LTVs). Losses on FHA loans are borne by the sponsoring governmental agency, provided that the insurance terms have not been rescinded as a result of an origination defect. With respect to VA loans, the VA establishes a loan-level loss cap, beyond which Citi is liable for loss. While FHA and VA loans have high delinquency rates, given the insurance and guarantees, respectively, Citi has experienced negligible credit losses on these loans to date.

        Also as of March 31, 2012, the residential first mortgage portfolio included $1.3 billion of loans with LTVs above 80%, which have insurance through mortgage insurance companies, and $1.2 billion of loans subject to long-term standby commitments (LTSC) with U.S. government-sponsored entities (GSEs), for which Citi has limited exposure to credit losses. Citi's home equity loan portfolio also included $0.4 billion of loans subject to LTSCs with GSEs, for which Citi also has limited exposure to credit losses. These guarantees and commitments may be rescinded in the event of origination defects.

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

        As of March 31, 2012, Citi's North America residential first mortgage portfolio contained approximately $14.5 billion of adjustable rate mortgages that are required to make a payment only of accrued interest for the payment period, or an interest-only payment. Borrowers that are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. Residential first mortgages with this payment feature are primarily to high-credit-quality borrowers that have on average significantly higher origination and refreshed FICO scores than other loans in the residential first mortgage portfolio.

North America Consumer Mortgage Quarterly Credit Trends—Delinquencies and Net Credit Losses—Residential First Mortgages

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citi's residential first mortgage portfolio in North America. As referenced in the "Overview" section above, the majority of Citi's residential first mortgage exposure arises from its portfolio within Citi Holdings—LCL.

North America Residential First Mortgages—Citigroup
in billions of dollars

EOP Loans: 1Q11—$98.1    4Q11—$95.4    1Q12—$94.3

North America Residential First Mortgages—Citi Holdings
in billions of dollars

EOP Loans: 1Q11—$76.0    4Q11—$67.5    1Q12—$65.0

(1)
The first quarter of 2012 includes approximately $315 million of incremental charge-offs related to previously deferred principal balances on modified mortgages. See note 1 to the "Details of Credit Loss Experience" table above. Excluding the impact of these charge-offs, net credit losses would have increased to $0.45 and $0.43 for the Citigroup and Citi Holdings portfolios, respectively.

Note: For each of the tables above, days past due exclude (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities because the potential loss predominantly resides with the U.S. entities, and (ii) loans that are recorded at fair value.

Totals may not sum due to rounding.

        Generally, management actions, including asset sales and modification programs, have continued to be the primary drivers of the overall improved asset performance within Citi's residential first mortgage portfolio in Citi Holdings during the periods presented above (excluding the deferred principal net credit losses described in note 1 to the tables above). With respect to asset sales, Citi sold approximately $0.3 billion of delinquent residential first mortgages during the first quarter of 2012. Regarding modifications, Citi modified approximately $0.2 billion of residential first mortgage loans under its HAMP and CSM programs, two of its more significant residential first mortgage modification programs, in the first quarter of 2012, which represented a slight increase from modification volumes in the fourth quarter of 2011. (For additional information on Citi's significant residential first mortgage loan modification programs, see "Consumer Loan Modification Programs" below.)

        While re-defaults of previously modified mortgages under the HAMP and CSM programs continued to track favorably versus expectations as of March 31, 2012, Citi's residential first mortgage delinquencies and net credit losses continue to show some signs of the impact of re-defaults of previously modified mortgages. This is reflected in the stabilizing to slightly increasing delinquency and net credit loss trends in the tables above (excluding the deferred principal net credit losses described in note 1 to the tables above). Moreover, as a result of the continued lengthening of the foreclosure process (see discussion under "Foreclosures" below), 180+ days past due delinquencies are increasing.

        Accordingly, Citi continues to believe that its ability to offset increasing delinquencies or net credit losses in its residential first mortgage portfolio, due to any deterioration of the underlying credit performance of these loans, re-defaults, the lengthening of the foreclosure process or otherwise, pursuant to asset sales or modifications could be limited going forward given the lack of remaining inventory of loans to sell or modify (or due to lack of market demand for asset sales). Citi has taken these trends and uncertainties, including the potential for re-defaults, into consideration in determining its loan loss reserves. See "North America Consumer Mortgages—Loan Loss Reserve Coverage" below. Citi also continues to believe that any increase in net credit losses relating to additional principal forgiveness or deferred principal charge-offs relating to the national mortgage settlement will be covered by its existing loan loss reserves. See also "Credit Risk—National Mortgage Settlement" below.

North America Residential First Mortgages—State Delinquency Trends

        The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi's residential first mortgages as of March 31, 2012 and December 31, 2011.

In billions of dollars	March 31, 2012					December 31, 2011
State(1)	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO
CA	$22.4	28%	2.9%	39%	727	$22.6	28%	2.7%	38%	727
NY/NJ/CT	11.4	14	4.6	12	715	11.1	14	4.7	9	712
IN/OH/MI	4.5	5	5.8	47	652	4.6	6	6.0	44	650
FL	4.1	5	9.1	56	671	4.2	5	9.6	56	669
IL	3.4	4	6.6	49	688	3.5	4	6.9	45	686
AZ/NV	2.2	3	5.6	70	699	2.3	3	5.7	73	698
Other	32.9	41	5.6	23	664	33.4	40	5.6	21	663

Total	$80.9	100%	5.0%	31%	690	$81.7	100%	5.0%	30%	689

(1)
Certain of the states are included as part of a region based on Citi's view of similar home prices (HPI) within the region.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Excludes balances for which FICO or LTV data is unavailable.

        As evidenced by the table above, Citi's residential first mortgages portfolio is primarily concentrated in California and the New York/New Jersey/Connecticut region (with New York as the largest of the three states). The 90+ days past due delinquency rate improved across each of the states and regions shown in the table, with the exception of California which showed a slight increase. As previously disclosed, as asset sales have slowed, Citi has observed deterioration in the 90+ days past due delinquency rates, and this is reflected in the increase in the delinquency rate in California in the first quarter. Combined with the continued lengthening of the foreclosure process (see discussion under "Foreclosures" below) in all of these states and regions, Citi expects it could experience deterioration, or less improvement, in the 90+ days past due delinquency rate in one or more of these areas in the future.

Foreclosures

        As of March 31, 2012, approximately 2.3% of Citi's residential first mortgage portfolio was actively in the foreclosure process, which Citi refers to as its "foreclosure inventory." This represented a 6% increase in foreclosure inventory quarter-over-quarter, and reflected the first increase in Citi's foreclosure inventory after several quarters of gradual declines (for additional information, see "Managing Global Risk—Credit Risk—Foreclosures" in Citi's 2011 Annual Report on Form 10-K).

        Similar to prior quarters, Citi continued to experience fewer residential first mortgages moving into its foreclosure inventory during the first quarter of 2012, primarily as a result of Citi's continued asset sales of delinquent first mortgages, increased state requirements for foreclosure filings and Citi's continued efforts to work with borrowers pursuant to its loan modification programs, as previously disclosed. However, the number of loans exiting foreclosure inventory declined quarter-over-quarter, thus resulting in an overall increase in Citi's foreclosure inventory. The decline in the number of loans exiting Citi's foreclosure inventory continues to be driven primarily by the additional state requirements to complete foreclosures as well as the continued lengthening of the foreclosure process generally, which continues to be particularly pronounced in the judicial states (i.e., those states that require foreclosures to be processed via court approval) but also continues to occur in the non-judicial states where Citi has a higher concentration of residential first mortgages (see "North America Residential First Mortgages—State Delinquency Trends" above).

        To the extent Citi is not able to continue to decrease the number of loans moving into its foreclosure inventory, whether pursuant to asset sales, modifications or otherwise, its foreclosure inventory could continue to increase as the foreclosure process has largely stagnated, for the reasons discussed above.

North America Consumer Mortgage Quarterly Credit Trends—Delinquencies and Net Credit Losses—Home Equity Loans

        Citi's home equity loan portfolio consists of both fixed rate home equity loans and loans extended under home equity lines of credit. Fixed rate home equity loans are fully amortizing. Home equity lines of credit allow for amounts to be drawn for a period of time and then, at the end of the draw period, the then-outstanding amount is converted to an amortizing loan. After conversion, the loan typically has a 20-year amortization repayment period.

        Historically, Citi's home equity lines of credit typically had a 10-year draw period. Citi's new originations of home equity lines of credit typically have a five-year draw period as Citi changed these terms in June 2010 to mitigate risk due to the economic environment and declining home prices. As of March 31, 2012, Citi's home equity loan portfolio included approximately $24.1 billion of home equity lines of credit that are still within their revolving period and have not commenced amortization (the interest-only payment feature during the revolving period is standard for this product across the industry). The vast majority of Citi's home equity loans extended under lines of credit as of March 31, 2012 will contractually begin to amortize after 2014.

        As of March 31, 2012, the percentage of U.S. home equity loans in a junior lien position where Citi also owned or serviced the first lien was approximately 31%. However, for all home equity loans (regardless of whether Citi owns or services the first lien), Citi manages its home equity loan account strategy through obtaining and reviewing refreshed credit bureau scores (which reflect the borrower's performance on all of its debts, including a first lien, if any), refreshed LTV ratios and other borrower credit-related information. Historically, the default and delinquency statistics for junior liens where Citi also owns or services the first lien have been better than for those where Citi does not own or service the first lien, which Citi believes is generally attributable to origination channels and better credit characteristics of the portfolio, including FICO and LTV, for those junior liens where Citi also owns or services the first lien.

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citi's home equity loan portfolio in North America. Similar to Citi's residential first mortgage portfolio, the majority of Citi's home equity loan exposure arises from its portfolio within Citi Holdings—LCL.

North America Home Equity Loans—Citigroup
in billions of dollars

EOP Loans: 1Q11—$48.2    4Q11—$43.5    1Q12—$42.0

North America Home Equity Loans—Citi Holdings
in billions of dollars

EOP Loans: 1Q11—$44.4    4Q11—$40.0    1Q12—$38.6

(1)
The first quarter of 2012 includes approximately $55 million of incremental charge-offs related to previously deferred principal balances on modified mortgages. See note 1 to the "Details of Credit Loss Experience" table above. Excluding the impact of these charge-offs, net credit losses would have decreased to $0.51 and $0.50 for the Citigroup and Citi Holdings portfolios, respectively.

Note: For each of the tables above, days past due exclude (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities because the potential loss predominantly resides with the U.S. entities, and (ii) loans are recorded at fair value.

Totals may not sum due to rounding.

        As evidenced by the tables above, there continued to be improvement in home equity loan delinquencies and net credit losses in the first quarter of 2012 (excluding the deferred principal net credit losses described in note 1 to the tables above). Given the lack of market in which to sell delinquent home equity loans, as well as the relatively smaller number of home equity loan modifications and modification programs, Citi's ability to offset increased delinquencies and net credit losses in its home equity loan portfolio in Citi Holdings, whether pursuant to deterioration of the underlying credit performance of these loans or otherwise, continues to be more limited as compared to residential first mortgages as discussed above. Accordingly, Citi could begin to experience increased delinquencies and thus increased net credit losses in this portfolio going forward. Citi has taken these trends and uncertainties into consideration in determining its loan loss reserves. See "North America Consumer Mortgages—Loan Loss Reserve Coverage" below.

North America Home Equity Loans—State Delinquency Trends

        The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi's home equity loans as of March 31, 2012 and December 31, 2011.

	March 31, 2012					December 31, 2011
In billions of dollars State(1)	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO
CA	$10.8	27%	2.1%	51%	721	$11.2	27%	2.3%	50%	721
NY/NJ/CT	8.9	22	2.0	22	714	9.2	22	2.1	19	715
IN/OH/MI	1.4	4	2.2	66	676	1.5	4	2.4	64	676
FL	2.7	7	3.5	67	696	2.8	7	3.5	67	697
IL	1.6	4	2.1	65	704	1.6	4	2.3	62	705
AZ/NV	1.0	2	3.5	81	707	1.0	3	4.1	83	706
Other	13.2	34	2.1	48	693	13.8	33	2.2	45	694

Total	$39.6	100%	2.2%	46%	706	$41.1	100%	2.4%	44%	706

(1)
Certain of the states are included as part of a region based on Citi's view of similar home prices (HPI) within the region.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data is unavailable..

        Similar to residential first mortgages (see "Residential First Mortgages—State Delinquency Trends" above), at March 31, 2012, Citi's home equity loan portfolio was primarily concentrated in California and the New York/New Jersey/Connecticut region. The 90+ days past due delinquency rate improved or remained stable across each of the states and regions shown in the table. See "North America Consumer Mortgage Quarterly Credit Trends—Delinquencies and Net Credit Losses—Home Equity Loans" above and "Consumer Mortgage FICO and LTV" below.

North America Consumer Mortgages—Loan Loss Reserve Coverage

        At March 31, 2012, approximately $9.4 billion of Citi's total loan loss reserves of $29.0 billion was allocated to North America real estate lending in Citi Holdings. With respect to Citi's aggregate North America Consumer mortgage portfolio, including Citi Holdings as well as the residential first mortgages and home equity loans in Citicorp, Citi's loan loss reserves of $9.6 billion at March 31, 2012 represented 30 months of coincident net credit loss coverage, excluding the deferred principal net credit losses described in note 1 to the "Details of Credit Loss Experience" table above.

National Mortgage Settlement

National Mortgage Settlement

        As previously disclosed, under the national mortgage settlement, Citi is required to provide (i) customer relief in the form of loan modifications for delinquent borrowers, including principal reductions, to be completed over three years, with a required settlement value of $1.4 billion; and (ii) refinancing concessions to enable current borrowers whose properties are worth less than the value of their loans to reduce their interest rates, also to be completed over three years, with a required settlement value of $378 million.

        If Citi does not provide the required amount of financial relief in the form of loan modification for delinquent borrowers or refinancing concessions under the national mortgage settlement, additional cash payments would be required. Citi is required to complete 75% of its required relief by March 1, 2014. Failure to meet 100% of the commitment by March 1, 2015 will result in Citi paying an amount equal to 125% of the shortfall. Failure to meet the two-year commitment noted above and then failure to meet the three-year commitment will result in an amount equal to 140% of the three-year shortfall. Citi currently believes that its obligations will be fully met in the form of financial relief to homeowners; therefore, no additional cash payments are expected.

  Loan Modifications for Delinquent Borrowers

        All of the loans receiving relief towards the $1.4 billion in settlement value are either currently accounted for as TDRs or will become TDRs at the time of modification. Citi continues to believe that its loan loss reserves as of March 31, 2012 will be sufficient to cover this customer relief to delinquent borrowers and thus no charge to earnings is expected.

  Refinancing Concessions for Current Borrowers

        The refinancing concessions are intended to be offered to residential first mortgage borrowers whose properties are worth less than the value of their loans, who have been current in the prior twelve months, who have not had a modification, bankruptcy or foreclosure proceedings during the prior 24 months, and whose loans have a current interest rate greater than 5.25%. Citi currently expects to refinance approximately $2 billion in loans to meet the terms of the national mortgage settlement by reducing the borrower's rate from its current rate to 5.25% for the remaining life of the loan. As a result of the settlement, Citi is forgoing future interest payments that it may not otherwise have agreed to forgo. Citi currently estimates the total amount of expected forgone future interest income will be approximately $40 million annually. This estimate could change based on the response rate of borrowers that qualify and the subsequent borrower payment behavior. As of March 31, 2012, no loss has been recognized in Citi's

Consolidated Financial Statements related to this expected future forgone interest.

        Citi will account for the refinancing concessions based on whether each borrower is determined to be experiencing financial difficulty based on sufficient underwriting. When a refinancing concession is granted to a borrower that is experiencing financial difficulty, the loan will be accounted for as a TDR. Otherwise, the impact of the refinancing concessions will be recognized over a period of years in the form of lower interest income. As of March 31, 2012, it is not possible to estimate the number of refinance concessions that will be accounted for as TDRs. Citi does not currently expect these refinancing concessions to have a material impact on the fair value of the modified mortgage loans.

Consumer Mortgage FICO and LTV

        As a consequence of the financial crisis, economic environment and the decrease in housing prices, LTV and FICO scores for Citi's residential first mortgage and home equity loan portfolios have generally deteriorated since origination, particularly in the case of originations between 2006 and 2007, although, as set forth in the tables below, the negative migration has generally stabilized. Generally, on a refreshed basis, approximately 31% of residential first mortgages had a LTV ratio above 100%, compared to approximately 0% at origination. Similarly, approximately 35% of residential first mortgages had FICO scores less than 660 on a refreshed basis, compared to 26% at origination. With respect to home equity loans, approximately 46% of home equity loans had refreshed LTVs above 100%, compared to approximately 0% at origination. Approximately 25% of home equity loans had FICO scores less than 660 on a refreshed basis, compared to 9% at origination.

FICO and LTV Trend Information—North America Consumer Mortgages

Residential First Mortgages

Res Mortgage—90+ DPD %	1Q11	2Q11	3Q11	4Q11	1Q12
FICO≥660, LTV ≤100%	0.4%	0.3%	0.3%	0.4%	0.3%
FICO≥660, LTV >100%	1.1%	1.1%	1.2%	1.2%	1.2%
FICO<660, LTV ≤100%	11.0%	9.8%	10.0%	10.7%	10.5%
FICO<660, LTV >100%	16.6%	15.3%	14.9%	16.5%	17.2%

Home Equity Loans

Home Equity—90+ DPD %	1Q11	2Q11	3Q11	4Q11	1Q12
FICO≥660, LTV ≤100%	0.1%	0.1%	0.1%	0.3%	0.1%
FICO≥660, LTV >100%	0.3%	0.1%	0.1%	0.2%	0.2%
FICO<660, LTV ≤100%	7.7%	7.0%	7.4%	7.6%	7.2%
FICO<660, LTV >100%	11.7%	10.1%	10.3%	10.3%	9.4%

Notes:

  –
  Data appearing in the tables above have been sourced from Citi's risk systems and, as such, may not reconcile with disclosures elsewhere generally due to differences in methodology or variations in the manner in which information is captured. Citi has noted such variations in instances where it believes they could be material to reconcile to the information presented elsewhere.

  –
  Tables exclude loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies (residential first mortgages table only), loans recorded at fair value (residential first mortgages table only) and loans subject to LTSCs.

  –
  Balances exclude deferred fees/costs.

  –
  Tables exclude balances for which FICO or LTV data is unavailable. For residential first mortgages, balances for which such data is unavailable includes $0.6 billion for 1Q11, and $0.4 billion in each of 2Q11, 3Q11, 4Q11, and 1Q12. For home equity loans, balances for which such data is unavailable includes $0.1 billion in 1Q11, $0.3 billion in 2Q11, $0.2 billion in each of 3Q11, 4Q11, and 1Q12.

        Citi's residential first mortgage delinquencies continue to show the impact of re-defaults of previously modified mortgages. The level of 90+ days past due for residential first mortgages with refreshed FICO scores of less than 660 can be attributed to the decline in Citi's asset sales of delinquent first mortgages, the lengthening of the foreclosure process and the continued economic uncertainty, as discussed in the sections above.

        Although home equity loans are typically in junior lien positions and residential first mortgages are typically in a first lien position, residential first mortgages historically have experienced higher delinquency rates as compared to home equity loans. Citi believes this difference is primarily due to the fact that residential first mortgages are written down to collateral value less cost to sell at 180 days past due and remain in the delinquency population until full disposition through sale, repayment or foreclosure, whereas home equity loans are generally fully charged off at 180 days past due and thus removed from the delinquency calculation. In addition, due to the longer timelines to foreclose on a residential first mortgage (see "Foreclosures" above), these loans tend to remain in the delinquency statistics for a longer period and, consequently, the 90 days or more delinquencies of these mortgages remain higher.

Mortgage Servicing Rights

        To minimize credit and liquidity risk, Citi sells most of the mortgage loans it originates, but retains the servicing rights. These sale transactions create an intangible asset referred to as mortgage servicing rights (MSRs), which are recorded at fair value on Citi's Consolidated Balance Sheet. The fair value of MSRs is primarily affected by changes in prepayments of mortgages that result from shifts in mortgage interest rates. Specifically, the fair value of MSRs declines with increased prepayments, and lower interest rates are generally one factor that tends to lead to increased prepayments. In managing this risk, Citi economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities and purchased securities classified as Trading account assets.

        Citi's MSRs totaled $2.691 billion, $2.569 billion and $4.690 billion at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The decrease in the value of Citi's MSRs from first quarter 2011 to first quarter 2012 primarily represented the impact from lower interest rates in addition to amortization.

        For additional information on Citi's MSRs, see Note 17 to the Consolidated Financial Statements.

Citigroup Residential Mortgages—Representations and Warranties

Overview

        In connection with Citi's sales of residential mortgage loans to the U.S. government-sponsored entities (GSEs) and, in most cases, other mortgage loan sales and private-label securitizations, Citi makes representations and warranties that the loans sold meet certain requirements. The specific representations and warranties made by Citi in any particular transaction depend on, among other things, the nature of the transaction and the requirements of the investor (e.g., whole loan sale to the GSEs versus loans sold through securitization transactions), as well as the credit quality of the loan (e.g., prime, Alt-A or subprime). For details on the specific types of representations and warranties made by Citi in transactions with the GSEs and through private-label securitizations, see "Managing Global Risk—Credit Risk—Consumer Mortgage—Representations and Warranties" and "—Securities and Banking-Sponsored Legacy Private-Label Residential Mortgage Securitizations—Representations and Warranties" in Citi's 2011 Annual Report on Form 10-K.

        These activities expose Citi to potential claims for breaches of its representations and warranties. In the event of a breach of its representations and warranties, Citi could be required either to repurchase the mortgage loans with the identified defects (generally at unpaid principal balance plus accrued interest) or to indemnify ("make-whole") the investors for their losses on these loans. To the extent Citi made representation and warranties on loans it purchased from third-party sellers that remain financially viable, Citi may have the right to seek recovery of repurchase losses or make-whole payments from the third party based on representations and warranties made by the third party to Citi.

Whole Loan Sales

        Citi is exposed to representation and warranty repurchase claims primarily as a result of its whole loan sales to the GSEs and, to a lesser extent, private investors, through its Consumer business (CitiMortgage). To date, the majority of Citi's repurchases have been due to GSE repurchase claims and relate to loans originated from 2006 through 2008, which also represent the vintages with the highest loss severity. An insignificant percentage of repurchases and make-whole payments have been from vintages pre-2006 and post-2008. Citi attributes this to better credit performance of these vintages and to the enhanced underwriting standards implemented in the second half of 2008 and forward.

        During the period 2006 through 2008, Citi sold a total of approximately $336 billion of whole loans, substantially all to the GSEs. This amount has not been adjusted for subsequent borrower repayments of principal, defaults, or repurchase activity to date. The vast majority of these loans were either originated by Citi or purchased from a third-party seller that is no longer financially viable. As discussed below, however, Citi's repurchase reserve takes into account estimated reimbursements, if any, to be received from third-party sellers.

Private-Label Residential Mortgage Securitizations

        Citi is also exposed to representation and warranty repurchase claims as a result of mortgage loans sold through private-label residential mortgage securitizations. During 2005-2008, Citi sold loans into and sponsored private-label securitizations through both its Consumer business (CitiMortgage) and its legacy S&B business. Citi sold approximately $91 billion of mortgage loans through private-label securitizations during this period.

  CitiMortgage (principally reflected in Citi Holdings—Local Consumer Lending)

        During the period 2005 through 2008, Citi sold approximately $24.6 billion of loans through private-label mortgage securitizations through its Consumer business in CitiMortgage. These securitizations were backed by loan collateral composed of approximately $15.4 billion prime and $9.2 billion Alt-A residential mortgage loans. As of March 31, 2012, approximately $10.0 billion of the $24.6 billion remained outstanding as a result of repayments of approximately $13.5 billion and cumulative losses (incurred by the issuing trusts) of approximately $1.1 billion. Of the amount remaining outstanding, approximately $5.1 billion is backed by prime residential mortgage collateral at origination and approximately $4.9 billion by Alt-A. As of March 31, 2012, the remaining outstanding had a 90 days or more delinquency rate in the aggregate of approximately 13.7%. Similar to the whole loan sales discussed above, the vast majority of these loans were either originated by Citi or purchased from a third-party seller that is no longer financially viable. Citi's repurchase reserve takes into account estimated reimbursements to be received, if any, from third-party sellers.

  Legacy S&B Securitizations (principally reflected in Citi Holdings—Special Asset Pool)

        During the period 2005 through 2008, S&B, through its legacy business, sold approximately $66.4 billion of loans through private-label mortgage securitizations. These securitizations were backed by loan collateral composed of approximately $15.4 billion prime, $12.4 billion Alt-A and $38.6 billion subprime residential mortgage loans. As of March 31, 2012, approximately $22.5 billion of this amount remained outstanding as a result of repayments of approximately $34.7 billion and cumulative losses (incurred by the issuing trusts) of approximately $9.1 billion (of which approximately $6.9 billion related to subprime loans). Of the amount remaining outstanding, approximately $5.9 billion is backed by prime residential mortgage collateral at origination, approximately $4.8 billion by Alt-A and approximately $11.9 billion by subprime. As of March 31, 2012, the remaining outstanding had a 90 days or more delinquency rate of approximately 27.1%.

        The mortgages included in the S&B legacy securitizations were primarily purchased from third-party sellers. In connection with these securitization transactions, representations and warranties relating to the mortgages were made either by Citi, by third-party sellers, or both. As of March 31, 2012, where Citi made representations and warranties and received similar representations and warranties from third-party sellers, Citi believes that for the majority of the securitizations backed by prime and Alt-A loan collateral, if Citi received a repurchase claim for those loans, it would have a back-to-back claim against financially viable sellers. However, for the significant majority of the subprime collateral, Citi believes that such sellers would be unlikely to honor back-to-back claims because they are in bankruptcy, liquidation, or financial distress and are thus no longer financially viable. Citi's repurchase reserve takes into account estimated reimbursements to be received, if any, from third-party sellers.

Repurchase Reserve

        Citi has recorded a mortgage repurchase reserve (referred to as the repurchase reserve) for its potential repurchase or make-whole liability regarding representation and warranty claims. As mentioned above, Citi's repurchase reserve primarily relates to whole loan sales to the GSEs and is thus calculated primarily based on Citi's historical repurchase activity with the GSEs. The repurchase reserve relating to Citi's whole loan sales, and changes in estimate with respect thereto, are generally recorded in Citi Holdings—Local Consumer Lending. The repurchase reserve relating to private-label securitizations, and changes in estimate with respect thereto, are recorded in Citi Holdings—Special Asset Pool.

  Repurchase Reserve—Whole Loan Sales

        To date, issues related to (i) misrepresentation of facts by either the borrower or a third party (e.g., income, employment, debts, FICO, etc.), (ii) appraisal issues (e.g., an error or misrepresentation of value), and (iii) program requirements (e.g., a loan that does not meet investor guidelines, such as contractual interest rate) have been the primary drivers of Citi's repurchases and make-whole payments to the GSEs. However, the type of defect that results in a repurchase or make-whole payment has varied and will likely continue to vary over time. There has not been a meaningful difference in Citi's incurred or estimated loss for any particular type of defect.

        The repurchase reserve is calculated by individual sales vintage (i.e., the year the loans were sold). In estimating the repurchase reserve, Citi considers reimbursements estimated to be received from third-party sellers, which are generally based on Citi's analysis of its most recent collection trends and the financial solvency or viability of the third-party sellers. Historically, Citi also considered the existence of indemnification agreements in favor of CitiMortgage relating to previous acquisitions of mortgage servicing rights; however, as previously disclosed, substantially all of these indemnification agreements expired as of March 1, 2012. The expiration of these agreements has been taken into consideration in determining the repurchase reserve.

        The repurchase reserve is based on various assumptions, which, as referenced above, are primarily based on Citi's historical repurchase activity with the GSEs. These assumptions contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. The most significant assumptions used to calculate the reserve levels are: (i) loan documentation requests; (ii) repurchase claims as a percentage of loan documentation requests; (iii) claims appeal success rates; and (iv) the estimated loss per repurchase or make-whole payment. For additional information on these assumptions, see "Managing Global Risk—Credit Risk—Consumer Mortgage—Representations and Warranties" in Citi's 2011 Annual Report on Form 10-K.

        During the first quarter of 2012, Citi recorded an additional reserve of $185 million relating to its whole loan sales repurchase exposure. The change in estimate for the first quarter of 2012 primarily resulted from an increase in the assumption related to the estimated number of loan documentation requests—which has been, and Citi expects will likely continue to be, elevated—as well as a slight increase in the estimate relating to repurchase claims as a percentage of loan documentation requests. The change in estimate also reflected a slight decline in the claims appeal success rate during the first quarter of 2012. Citi continues to believe the activity in, and change in estimate relating to, its repurchase reserve will remain volatile in the near term.

        As referenced above, the repurchase reserve estimation process for potential whole loan representation and warranty claims is subject to numerous estimates and judgments. The assumptions used to calculate this repurchase reserve contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. For example, Citi estimates that if there were a simultaneous 10% adverse change in each of the significant assumptions noted above, the repurchase reserve in respect of whole loan sales repurchase would increase by approximately $602 million as of March 31, 2012. This potential change is hypothetical and intended to indicate the sensitivity of the repurchase reserve to changes in the key assumptions. Actual changes in the key assumptions may not occur at the same time or to the same degree (e.g., an adverse change in one assumption may be offset by an improvement in another). Citi does not believe it has sufficient information to estimate a range of reasonably possible loss (as defined under ASC 450) relating to its representations and warranties with respect to its whole loan sales.

  Repurchase Reserve—Private-Label Securitizations

        Investors in private-label securitizations may seek recovery for losses caused by non-performing loans through repurchase claims or through litigation premised on a variety of legal theories. Citi does not consider litigation in estimating its repurchase reserve, but rather in establishing its litigation accruals. For information on litigation, claims and regulatory proceedings regarding mortgage-related activities, see Note 22 to the Consolidated Financial Statements.

        The pace at which Citi has received repurchase claims for breaches of representations and warranties on its securitizations remains volatile, and has continued to increase. During the first quarter of 2012, Citi recorded a repurchase reserve of $150 million relating to private-label securitizations, which was recorded in Citi Holdings—Special Asset Pool (see "Citi Holdings—Special Asset Pool" above). To date, Citi has received repurchase claims at a sporadic and unpredictable rate, and most of the claims received are not yet resolved. Thus, Citi cannot estimate probable future repurchases from such private-label securitizations. Rather, at the present time, Citi views repurchase demands on private-label securitizations as episodic in nature, such that the potential recording of repurchase reserves is currently expected to be analyzed principally on the basis of actual claims received, rather than predictions regarding claims estimated to be received or paid in the future.

        The table below sets forth the activity in the repurchase reserve for each of the quarterly periods below:

	Three Months Ended
In millions of dollars	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Balance, beginning of period	$1,188	$1,076	$1,001	$944	$969
Additions for new sales(1)	6	7	5	4	4
Change in estimate(2)	335	306	296	224	122
Utilizations	(153)	(201)	(226)	(171)	(151)

Balance, end of period	$1,376	$1,188	$1,076	$1,001	$944

(1)
Reflects new whole loan sales, primarily to the GSEs.

(2)
Change in estimate for the first quarter of 2012 includes $185 million related to whole loan sales to the GSEs and private investors and $150 million related to loans sold through private-label securitizations.

        The following table sets forth the unpaid principal balance of loans repurchased due to representation and warranty claims during each of the quarterly periods below:

	Three Months Ended
In millions of dollars	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
GSEs and others(1)	$101	$110	$162	$167	$74

(1)
Predominantly all of the repurchases related to claims from the GSEs. Also includes repurchases pursuant to private investor and private-label securitization claims.

        In addition to the amounts set forth in the table above, Citi recorded make-whole payments of $107 million, $148 million, $171 million, $121 million and $93 million for the quarterly periods ended March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and March 31, 2011, respectively. Predominately all of these make-whole payments were to the GSEs.

Representation and Warranty Claims—By Claimant

        For the GSEs, Citi's response (i.e., agree or disagree to repurchase or make-whole) to any repurchase claim is required within 90 days of receipt of the claim. If Citi does not respond within 90 days, the claim is subject to discussions between Citi and the particular GSE. For other investors, the time period for responding to a repurchase claim is generally governed by the relevant agreement.

        The following table sets forth the original principal balance of representation and warranty claims by claimant, as well as the original principal balance of unresolved claims by claimant, for each of the quarterly periods below:

	Claims during the three months ended
In millions of dollars	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
GSEs and others(1)	$1,291	$712	$806	$952	$855
Mortgage insurers(2)	23	35	54	39	36

Total	$1,314	$747	$860	$991	$891

	Unresolved claims at
In millions of dollars	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
GSEs and others(1)	$2,019	$1,536	$1,593	$2,015	$1,790
Mortgage insurers(2)	8	15	24	29	23

Total	$2,027	$1,551	$1,617	$2,044	$1,813

(1)
Primarily includes claims from the GSEs. Also includes private investor and private-label securitization claims.

(2)
Represents the insurer's rejection of a claim for loss reimbursement that has yet to be resolved and includes only GSE whole loan activity. To the extent that mortgage insurance will not cover the claim on a loan, Citi may have to make the GSE whole. Failure to collect from mortgage insurers is considered in determining the repurchase reserve. Citi does not believe inability to collect reimbursement from mortgage insurers would have a material impact on its repurchase reserve.

        For additional information regarding Citi's potential mortgage repurchase liability, see Notes 1 and 21 to the Consolidated Financial Statements below.

North America Cards

Overview

        As of March 31, 2012, Citi's North America cards portfolio primarily consists of its Citi-branded cards and Citi retail services portfolios in Citicorp. As of March 31, 2012, the Citicorp Citi-branded cards portfolio totaled approximately $73 billion while the Citi retail services portfolio was approximately $37 billion. See "Consumer Loan Modification Programs" below for a discussion of Citi's significant cards modification programs.

North America Cards Quarterly Credit Trends—Delinquencies and Net Credit Losses

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citigroup's North America Citi-branded cards and Citi retail services portfolios in Citicorp. The 90+ days past due delinquency rate in Citi-branded cards increased slightly on a sequential basis due to seasonal paydown of customer balances. The net credit loss rate in Citi retail services increased slightly quarter-over-quarter, which also largely reflected the seasonal paydown of customer balances. Citi expects some continued improvement in these metrics, although at a slower pace as the portfolios have largely stabilized.

North America Citi-Branded Cards—Citicorp

In billions of dollars
EOP Loans: 1Q11—$74.5    4Q11—$77.2    1Q12—$72.7

North America Citi Retail Services—Citicorp

In billions of dollars
EOP Loans: 1Q11—$37.4    4Q11—$39.9    1Q12—$36.7

North America Cards—Loan Loss Reserve Coverage

        At March 31, 2012, approximately $9.2 billion of Citi's total loan loss reserves of $29.0 billion was allocated to Citi's North America cards portfolios, representing over 17 months of coincident net credit loss coverage as of such date.

 CONSUMER LOAN DETAILS

Consumer Loan Delinquency Amounts and Ratios

	Total loans(6)	90+ days past due(1)			30-89 days past due(1)
In millions of dollars, except EOP loan amounts in billions	Mar. 2012	Mar. 2012	Dec. 2011	Mar. 2011	Mar. 2012	Dec. 2011	Mar. 2011
Citicorp(2)(3)
Total	$286.2	$3,310	$3,374	$4,086	$3,726	$4,072	$4,645
Ratio		1.16%	1.18%	1.51%	1.31%	1.42%	1.72%

Retail banking
Total	$140.0	$811	$737	$801	$1,032	$1,040	$1,143
Ratio		0.58%	0.56%	0.65%	0.74%	0.78%	0.93%
North America	40.6	260	235	241	183	213	185
Ratio		0.66%	0.63%	0.75%	0.47%	0.57%	0.58%
EMEA	4.5	62	59	77	92	94	143
Ratio		1.38%	1.40%	1.71%	2.04%	2.24%	3.18%
Latin America	26.1	244	221	249	323	289	324
Ratio		0.93%	0.94%	1.15%	1.24%	1.22%	1.50%
Asia	68.8	245	222	234	434	444	491
Ratio		0.36%	0.33%	0.36%	0.63%	0.66%	0.76%

Cards
Total	$146.2	$2,499	$2,637	$3,285	$2,694	$3,032	$3,502
Ratio		1.71%	1.72%	2.23%	1.84%	1.98%	2.37%
North America—Citi-branded	72.7	982	1,016	1,435	887	1,078	1,335
Ratio		1.35%	1.32%	1.93%	1.22%	1.40%	1.79%
North America—Citi retail services	36.7	845	951	1,110	995	1,175	1,277
Ratio		2.30%	2.38%	2.97%	2.71%	2.94%	3.41%
EMEA	2.9	43	44	60	65	59	78
Ratio		1.48%	1.63%	2.07%	2.24%	2.19%	2.69%
Latin America	14.3	405	412	445	426	399	454
Ratio		2.83%	3.01%	3.30%	2.98%	2.91%	3.36%
Asia	19.6	224	214	235	321	321	358
Ratio		1.14%	1.08%	1.22%	1.64%	1.61%	1.86%

Citi Holdings—Local Consumer Lending(4)(5)
Total	$129.1	$5,829	$6,007	$7,419	$4,598	$5,148	$6,283
Ratio		4.85%	4.79%	4.68%	3.83%	4.10%	3.96%
International	10.2	428	422	572	519	499	814
Ratio		4.20%	3.91%	3.16%	5.09%	4.62%	4.50%
North America	118.9	5,401	5,585	6,847	4,079	4,649	5,469
Ratio		4.91%	4.87%	4.87%	3.71%	4.05%	3.89%

Total Citigroup (excluding Special Asset Pool)	$415.3	$9,139	$9,381	$11,505	$8,324	$9,220	$10,928
Ratio		2.26%	2.28%	2.68%	2.06%	2.24%	2.55%

(1)
The ratios of 90+ days past due and 30-89 days past due are calculated based on end-of-period (EOP) loans.

(2)
The 90+ days past due balances for North America—Citi-branded cards and North America—Citi retail services cards are generally still accruing interest. Citigroup's policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(3)
The 90+ days and 30-89 days past due and related ratios for North America Regional Consumer Banking exclude U.S. mortgage loans that are guaranteed by U.S. government entities since the potential loss predominantly resides within the U.S. government entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $718 million ($1.3 billion), $611 million ($1.3 billion) and $352 million ($0.9 billion) at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The amounts excluded for loans 30-89 days past due (end-of-period loans have the same adjustment as above) were $121 million, $121 million and $52 million, at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

(4)
The 90+ days and 30-89 days past due and related ratios for North America LCL exclude U.S. mortgage loans that are guaranteed by U.S. government entities since the potential loss predominantly resides within the U.S. entities. The amounts excluded for loans 90+ days past due and (EOP loans) for each period were $4.4 billion ($7.7 billion), $4.4 billion ($7.9 billion) and $4.9 billion ($8.3 billion) at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The amounts excluded for loans 30-89 days past due (end-of-period loans have the same adjustment as above) for each period were $1.3 billion, $1.5 billion, and $1.4 billion, at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

(5)
The March 31, 2012, December 31, 2011 and March 31, 2011 loans 90+ days past due and 30-89 days past due and related ratios for North America exclude $1.3 billion, $1.3 billion and $1.5 billion, respectively, of loans that are carried at fair value.

(6)
Total loans include interest and fees on credit cards.

Consumer Loan Net Credit Losses and Ratios

		Net credit losses(2)
	Average loans(1) 1Q12
In millions of dollars, except average loan amounts in billions		1Q12	4Q11	1Q11
Citicorp
Total	$287.6	$2,278	$2,423	$3,040
Ratio		3.19%	3.44%	4.56%

Retail banking
Total	$139.3	$282	$309	$281
Ratio		0.81%	0.93%	0.95%
North America	40.5	62	70	88
Ratio		0.62%	0.74%	1.12%
EMEA	4.4	12	12	23
Ratio		1.10%	1.11%	2.12%
Latin America	25.7	143	142	103
Ratio		2.24%	2.48%	2.02%
Asia	68.7	65	85	67
Ratio		0.38%	0.50%	0.43%

Cards
Total	$148.3	$1,996	$2,114	$2,759
Ratio		5.41%	5.65%	7.44%
North America—Citi-branded	73.5	902	986	1,352
Ratio		4.94%	5.26%	7.30%
North America—retail services	37.6	665	683	932
Ratio		7.11%	7.08%	9.54%
EMEA	2.8	17	16	26
Ratio		2.44%	2.35%	3.64%
Latin America	14.4	287	304	304
Ratio		8.02%	8.87%	9.20%
Asia	20.0	125	125	145
Ratio		2.51%	2.56%	3.05%

Citi Holdings—Local Consumer Lending
Total	$132.8	$1,752	$1,535	$2,347
Ratio		5.31%	4.24%	5.43%
International	10.7	171	193	341
Ratio		6.43%	5.32%	7.32%
North America	122.1	1,581	1,342	2,006
Ratio		5.21%	4.11%	5.20%

Total Citigroup (excluding Special Asset Pool)	$420.4	$4,030	$3,958	$5,387
Ratio		3.86%	3.71%	4.90%

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

        Loans modified under long-term modification programs (as well as short-term modifications originated since January 1, 2011) that provide concessions to borrowers in financial difficulty are reported as troubled debt restructurings (TDRs). Accordingly, loans modified under the programs in the table below, including short-term modifications since January 1, 2011, are TDRs. These TDRs are concentrated in the U.S. See Note 12 to the Consolidated Financial Statements for a discussion of TDRs.

        For a summary of Citi's more significant U.S. modification programs, see "Credit Risk—Consumer Loan Modification Programs" in Citi's 2011 Annual Report on Form 10-K.

Modification Programs—Summary

        The following table sets forth, as of March 31, 2012, information relating to Citi's significant U.S. loan modification programs.

In millions of dollars	Program balance	Average interest rate reduction	Average % payment relief	Average tenor of modified loans	Deferred Principal(1)	Principal forgiveness
U.S. Consumer mortgage lending
HAMP	$4,001	8%	41%	30 years	$553	$22
CSM	2,052	9	21	26 years	94	4
FHA/VA	3,974	7	18	28 years	—	—
CFNA Adjustment of Terms (AOT)	3,816	3	23	29 years	—	—
Responsible Lending	1,750	11	17	28 years	—	—
CFNA Temporary Mortgage AOT (short-term program)	1,396	2	N/A	N/A	—	—
North America cards
Long-term modification programs	4,614	16	—	5 years	—	—
UPP (short-term program)	595	20	N/A	1 year	—	—

(1)
Represents portion of loan principal that is non-interest bearing but still due from the borrower. Effective in the first quarter of 2012, such deferred principal is charged off at the time of modification to the extent that the related loan balance exceeds the underlying collateral value. A significant amount of the reported balances have been charged off.

Note: All programs in the table above are long-term modification programs unless otherwise noted.

 CORPORATE LOAN DETAILS

        For corporate clients and investment banking activities across Citigroup, the credit process is grounded in a series of fundamental policies, in addition to those described under "Managing Global Risk—Risk Management—Overview" in Citi's Annual Report on Form 10-K. These include:

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

Corporate Credit Portfolio

        The following table represents the Corporate credit portfolio (excluding private banking), before consideration of collateral, by maturity at March 31, 2012 and December 31, 2011. The Corporate portfolio is broken out by direct outstandings, which include drawn loans, overdrafts, interbank placements, bankers' acceptances and leases, and unfunded commitments, which include unused commitments to lend, letters of credit and financial guarantees.

	At March 31, 2012				At December 31, 2011
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$191	$61	$15	$267	$177	$62	$13	$252
Unfunded lending commitments	140	166	20	326	144	151	21	316

Total	$331	$227	$35	$593	$321	$213	$34	$568

Portfolio Mix

        Citi's Corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of direct outstandings and unfunded commitments by region:

	March 31, 2012	December 31, 2011
North America	45%	47%
EMEA	28	27
Asia	19	18
Latin America	8	8

Total	100%	100%

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

        Citigroup also has incorporated climate risk assessment criteria for certain obligors, as necessary. Factors evaluated include consideration of climate risk to an obligor's business and physical assets.

        The following table presents the Corporate credit portfolio by facility risk rating at March 31, 2012 and December 31, 2011, as a percentage of the total portfolio:

	Direct outstandings and unfunded commitments
	March 31, 2012	December 31, 2011
AAA/AA/A	55%	55%
BBB	29	29
BB/B	13	13
CCC or below	2	2
Unrated	1	1

Total	100%	100%

        Citi's Corporate credit portfolio is also diversified by industry, with a concentration in the financial sector, broadly defined, including banks, other financial institutions, insurance companies, investment banks and government and central banks. The following table shows the allocation of direct outstandings and unfunded commitments to industries as a percentage of the total Corporate portfolio:

	Direct outstandings and unfunded commitments
	March 31, 2012	December 31, 2011
Public sector	19%	19%
Petroleum, energy, chemical and metal	17	17
Transportation and industrial	16	16
Banks/broker-dealers	13	13
Consumer retail and health	13	13
Technology, media and telecom	8	8
Insurance and special purpose vehicles	5	5
Hedge funds	4	4
Real estate	3	3
Other industries(1)	2	2

Total	100%	100%

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

        At March 31, 2012 and December 31, 2011, $43.8 billion and $41.5 billion, respectively, of credit risk exposures were economically hedged. Citigroup's expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded commitments above do not reflect the impact of these hedging transactions. At March 31, 2012 and December 31, 2011, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution:

Rating of Hedged Exposure

	March 31, 2012	December 31, 2011
AAA/AA/A	36%	41%
BBB	48	45
BB/B	14	13
CCC or below	2	1

Total	100%	100%

        At March 31, 2012 and December 31, 2011, the credit protection was economically hedging underlying credit exposures with the following industry distribution:

Industry of Hedged Exposure

	March 31, 2012	December 31, 2011
Transportation and industrial	22%	22%
Petroleum, energy, chemical and metal	20	22
Consumer retail and health	15	15
Public sector	14	12
Technology, media and telecom	12	12
Banks/broker-dealers	10	10
Insurance and special purpose vehicles	4	5
Other industries(1)	3	2

Total	100%	100%

(1)
Includes all other industries, none of which is greater than 2% of the total hedged amount.

EXPOSURE TO COMMERCIAL REAL ESTATE

        Through their business activities and as capital markets participants, ICG and, to a lesser extent, SAP and BAM, incur exposures that are directly or indirectly tied to the commercial real estate (CRE) market. In addition, each of LCL and GCB hold loans that are collateralized by CRE. These exposures are represented primarily by the following three categories:

        (1)   Assets held at fair value included approximately $4.8 billion at March 31, 2012, of which approximately $3.6 billion are securities, loans and other items linked to CRE that are carried at fair value as Trading account assets, approximately $1.1 billion are securities backed by CRE carried at fair value as available-for-sale (AFS) investments, and approximately $0.1 billion are other exposures classified as Other assets. Changes in fair value for these trading account assets are reported in current earnings, while for AFS investments change in fair value are reported in Accumulated other comprehensive income with credit-related other-than-temporary impairments reported in current earnings.

        These exposures are generally classified as Level 2 or Level 3 in the fair value hierarchy. Generally, the portfolio classified as Level 2 relates to exposures in markets with observable liquidity, while the Level 3 portfolio represents exposures with reduced liquidity. See Note 19 to the Consolidated Financial Statements.

        (2)   Assets held at amortized cost include approximately $1.2 billion of securities classified as held-to-maturity (HTM) and approximately $26.1 billion of loans and commitments each as of March 31, 2012. HTM securities are accounted for at amortized cost, subject to an other-than-temporary impairment evaluation. Loans and commitments are recorded at amortized cost. The impact of changes in credit is reflected in the calculation of the allowance for loan losses and in net credit losses.

        (3)   Equity and other investments include approximately $3.6 billion of equity and other investments (such as limited partner fund investments) at March 31, 2012 that are accounted for under the equity method, which recognizes gains or losses based on the investor's share of the net income (loss) of the investee.

        The following table provides a summary of Citigroup's global CRE funded and unfunded exposures at March 31, 2012 and December 31, 2011:

In billions of dollars	March 31, 2012	December 31, 2011
Institutional Clients Group
CRE exposures carried at fair value (including AFS securities)	$4.0	$4.6
Loans and unfunded commitments	20.2	19.9
HTM securities	1.2	1.2
Equity method investments	3.4	3.4

Total ICG	$28.8	$29.1

Special Asset Pool
CRE exposures carried at fair value (including AFS securities)	$0.4	$0.4
Loans and unfunded commitments	2.0	2.4
Equity method investments	0.2	0.2

Total SAP	$2.6	$3.0

Global Consumer Banking
Loans and unfunded commitments	$3.2	$2.9

Local Consumer Lending
Loans and unfunded commitments	$0.7	$1.0

Brokerage and Asset Management
CRE exposures carried at fair value	$0.4	$0.5

Total Citigroup	$35.7	$36.5

        The above table represents the vast majority of Citi's direct exposure to CRE. There may be other transactions that have indirect exposures to CRE that are not reflected in this table.

MARKET RISK

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in "Capital Resources and Liquidity—Funding and Liquidity" above and in Citi's 2011 Annual Report on Form 10-K. Price risk is the earnings risk from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in non-trading portfolios, as well as in trading portfolios.

Non-Trading Portfolios—Interest Rate Exposure (IRE)

        The exposures in the following table represent the approximate annualized risk to Citi's net interest revenue assuming an unanticipated parallel instantaneous 100 bps change, as well as a more gradual 100 bps (25 bps per quarter) parallel change, in interest rates compared with the market forward interest rates in selected currencies.

	March 31, 2012		December 31, 2011		March 31, 2011
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar(1)
Instantaneous change	$302	NM	$97	NM	$139	NM
Gradual change	192	NM	110	NM	36	NM

Mexican peso
Instantaneous change	$59	$(59)	$87	$(87)	$93	(93)
Gradual change	44	(44)	54	(54)	59	(59)

Euro
Instantaneous change	$39	NM	$69	NM	$38	NM
Gradual change	23	NM	35	NM	23	NM

Japanese yen
Instantaneous change	$89	NM	$105	NM	$83	NM
Gradual change	52	NM	61	NM	49	NM

Pound sterling
Instantaneous change	$38	NM	$35	NM	13	NM
Gradual change	24	NM	24	NM	5	NM

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the table. The U.S. dollar IRE associated with these businesses was $(86) million for a 100 basis point instantaneous increase in interest rates as of March 31, 2012.

NM
Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the yield curve.

        The changes in the U.S. dollar IRE from quarter-over-quarter revised modeling of mortgages, changes in the customer-related asset and liability mix, and swapping activities. The changes from the prior-year period primarily reflected the impact of lower market rates, debt issuance and swapping activities, and repositioning of the liquidity portfolio.

        The following table shows the risk to Citi's net interest revenue from six different changes in the implied-forward rates. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	—	100	200	(200)	(100)	—
10-year rate change (bps)	(100)	—	100	(100)	—	100

Impact to net interest revenue (in millions of dollars)	$(416)	$207	$341	NM	NM	$(133)

Value at Risk for Trading Portfolios

        Value at risk (VAR) estimates, at a 99% confidence level, the potential decline in the value of a position or a portfolio under normal market conditions. VAR statistics can be materially different across firms due to differences in portfolio composition, differences in VAR methodologies, and differences in model parameters. Due to these inconsistencies, Citi believes VAR statistics can be used more effectively as indicators of trends in risk taking within a firm, rather than as a basis for inferring differences in risk taking across firms.

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

        As set forth in the table below, Citi's total trading and credit portfolios VAR was $160 million, $183 million and $171 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. Daily total trading and credit portfolio VAR averaged $178 million in the first quarter of 2012 and ranged between $150 million to $199 million. The decrease in Citi's average total trading and credit portfolio VAR was primarily driven by a change in VAR model parameters. Specifically, the relatively higher volatilities from the fourth quarter of 2008 are no longer included in the three-year volatility time series used in the VAR calculation.

In millions of dollars	March 31, 2012	First Quarter 2012 Average	December 31, 2011	Fourth Quarter 2011 Average	March 31, 2011	First Quarter 2011 Average
Interest rate	$126	$135	$147	$167	$196	$182
Foreign exchange	45	40	37	47	51	47
Equity	36	35	36	37	34	48
Commodity	18	14	16	18	27	23
Diversification benefit	(91)	(93)	(89)	(102)	(148)	(129)

Total Trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(1)	$134	$131	$147	$167	$160	$171

Specific risk-only component(2)	$14	$23	$21	$37	$10	$17

Total—general market factors only	$120	$108	$126	$130	$150	$154

Incremental Impact of Credit Portfolios(3)	$26	$47	$36	$31	$11	$8

Total Trading and Credit Portfolios	$160	$178	$183	$198	$171	$179

(1)
The total trading VAR includes trading positions from S&B, Citi Holdings and Corporate Treasury.

(2)
The specific risk-only component represents the level of equity and fixed income issuer-specific risk embedded in VAR.

(3)
The credit portfolio is composed of the asset side of the CVA derivative exposures and all associated CVA hedges. DVA is not included. It additionally includes hedges to the loan portfolio, fair value option loans, and tail hedges that are not explicitly hedging the trading book.

        The table below provides the range of market factor VARs, inclusive of specific risk, across the following quarters:

	First quarter 2012		Fourth quarter 2011		First quarter 2011
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$117	$147	$138	$209	$144	$216
Foreign exchange	32	53	34	68	28	72
Equity	24	59	31	52	28	74
Commodity	10	19	14	23	16	36

        The following table provides the VAR for S&B for the first quarter of 2012 and fourth quarter of 2011:

In millions of dollars	March 31, 2012	December 31, 2011
Total—All market risk factors, including general and specific risk(1)	$129	$144

Average—during quarter	$120	$156
High—during quarter	142	187
Low—during quarter	108	138

(1)
S&B VAR excludes all risk associated with CVA (derivative counterparty CVA and hedges of CVA).

INTEREST REVENUE/EXPENSE AND YIELDS

In millions of dollars	1st Qtr. 2012		4th Qtr. 2011		1st Qtr. 2011		Change 1Q12 vs. 1Q11
Interest revenue	$17,671		$17,936		$18,277		(3)%
Interest expense	5,553		5,712		6,051		(8)

Net interest revenue(1)(2)	$12,118		$12,224		$12,226		(1)%

Interest revenue—average rate	4.23%		4.26%		4.31%		(8	) bps
Interest expense—average rate	1.57		1.59		1.62		(5	) bps
Net interest margin	2.90		2.90		2.88		2	bps

Interest-rate benchmarks
Federal Funds rate—end of period	0.00-0.25%		0.00-0.25%		0.00-0.25%		—
Federal Funds rate—average rate	0.00-0.25		0.00-0.25		0.00-0.25		—

Two-year U.S. Treasury note—average rate	0.29%		0.26%		0.69%		(40	) bps
10-year U.S. Treasury note—average rate	2.04		2.05		3.46		(142	) bps

10-year vs. two-year spread	175	bps	179	bps	277	bps

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $171 million, $141 million, and $124 million for the three-months ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

(2)
Excludes expenses associated with certain hybrid financial instruments. These obligations are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

        A significant portion of Citi's business activities are based upon gathering deposits and borrowing money and then lending or investing those funds, or participating in market-making activities in tradable securities. Citi's net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.

        During the first quarter of 2012, Citi's NIM remained consistent with the prior quarter as lower yields on increased trading assets were offset by a decline in Citi's overall funding costs as well as a reserve release in the Japan Consumer Finance business (see "Citi Holdings—Local Consumer Lending" above). Absent any significant items, NIM will likely continue to reflect the pressure of a low interest rate environment and subsequent changes in Citi's portfolios. Accordingly, Citi believes that NIM could decrease slightly in the near term, particularly if trading assets continue to increase and, thereafter, should remain relatively stable or experience slight growth.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars	1st Qtr. 2012	4th Qtr. 2011	1st Qtr. 2011	1st Qtr. 2012	4th Qtr. 2011	1st Qtr. 2011	1st Qtr. 2012	4th Qtr. 2011	1st Qtr. 2011
Assets
Deposits with banks(5)	$160,751	$157,706	$179,510	$367	$408	$459	0.92%	1.03%	1.04%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$153,655	$160,209	$151,041	$376	$373	$392	0.98%	0.92%	1.05%
In offices outside the U.S.(5)	128,233	122,737	104,170	567	569	446	1.78	1.84	1.74

Total	$281,888	$282,946	$255,211	$943	$942	$838	1.35%	1.32%	1.33%

Trading account assets(7)(8)
In U.S. offices	$118,932	$110,640	$132,016	$959	$1,017	$1,133	3.24%	3.65%	3.48%
In offices outside the U.S.(5)	128,065	137,254	144,408	779	924	900	2.45	2.67	2.53

Total	$246,997	$247,894	$276,424	$1,738	$1,941	$2,033	2.83%	3.11%	2.98%

Investments
In U.S. offices
Taxable	$171,912	$165,311	$175,870	$762	$770	$950	1.78%	1.85%	2.19%
Exempt from U.S. income tax	14,604	14,348	12,996	211	193	273	5.81	5.34	8.52
In offices outside the U.S.(5)	113,241	109,040	131,540	1,027	987	1,285	3.65	3.59	3.96

Total	$299,757	$288,699	$320,406	$2,000	$1,950	$2,508	2.68%	2.68%	3.17%

Loans (net of unearned income)(9)
In U.S. offices	$360,147	$365,155	$376,710	$6,905	$7,092	$7,445	7.71%	7.71%	8.02%
In offices outside the U.S.(5)	286,864	279,924	262,320	5,580	5,463	4,843	7.82	7.74	7.49

Total	$647,011	$645,079	$639,030	$12,485	$12,555	$12,288	7.76%	7.72%	7.80%

Other interest-earning assets	$43,229	$47,189	$49,493	$138	$140	$151	1.28%	1.18%	1.24%

Total interest-earning assets	$1,679,633	$1,669,513	$1,720,074	$17,671	$17,936	$18,277	4.23%	4.26%	4.31%

Non-interest-earning assets(7)	232,186	241,230	231,083
Total assets from discontinued operations	—	—	2,672

Total assets	$1,911,819	$1,910,743	$1,953,829

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $171 million, $141 million, and $124 million for the three-months ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

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

(9)
Includes cash-basis loans.

 AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars	1st Qtr. 2012	4th Qtr. 2011	1st Qtr. 2011	1st Qtr. 2012	4th Qtr. 2011	1st Qtr. 2011	1st Qtr. 2012	4th Qtr. 2011	1st Qtr. 2011
Liabilities
Deposits
In U.S. offices
Savings deposits(5)	$200,002	$193,861	$192,298	$507	$486	$391	1.02%	0.99%	0.82%
Other time deposits	25,779	27,056	32,859	43	29	109	0.67	0.43	1.35
In offices outside the U.S.(6)	469,884	465,996	490,525	1,472	1,569	1,514	1.26	1.34	1.25

Total	$695,665	$686,913	$715,682	$2,022	$2,084	$2,014	1.17%	1.20%	1.14%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$118,082	$126,520	$118,314	$186	$185	$175	0.63%	0.58%	0.60%
In offices outside the U.S.(6)	101,250	97,297	97,302	509	546	562	2.02	2.23	2.34

Total	$219,332	$223,817	$215,616	$695	$731	$737	1.27%	1.30%	1.39%

Trading account liabilities(8)(9)
In U.S. offices	$31,624	$33,493	$34,861	$32	$47	$51	0.41%	0.56%	0.59%
In offices outside the U.S.(6)	44,902	42,944	45,914	21	18	33	0.19	0.17	0.29

Total	$76,526	$76,437	$80,775	$53	$65	$84	0.28%	0.34%	0.42%

Short-term borrowings
In U.S. offices	$84,569	$84,330	$94,028	$38	$29	$69	0.18%	0.14%	0.30%
In offices outside the U.S.(6)	31,196	32,317	40,229	170	128	101	2.19	1.57	1.02

Total	$115,765	$116,647	$134,257	$208	$157	$170	0.72%	0.53%	0.51%

Long-term debt(10)
In U.S. offices	$295,540	$302,481	$347,559	$2,455	$2,519	$2,849	3.34%	3.30%	3.32%
In offices outside the U.S.(6)	15,599	16,275	20,290	120	156	197	3.09	3.80	3.94

Total	$311,139	$318,756	$367,849	$2,575	$2,675	$3,046	3.33%	3.33%	3.36%

Total interest-bearing liabilities	$1,418,427	$1,422,570	$1,514,179	$5,553	$5,712	$6,051	1.57%	1.59%	1.62%

Demand deposits in U.S. offices	$13,031	$12,384	18,815
Other non-interest-bearing liabilities(8)	297,936	295,555	251,663
Total liabilities from discontinued operations	—	—	39

Total liabilities	$1,729,394	$1,730,509	$1,784,696

Citigroup stockholders' equity(11)	$180,702	$178,535	$166,777
Noncontrolling interest	1,723	1,699	$2,356

Total equity(11)	$182,425	$180,234	$169,133

Total liabilities and stockholders' equity	$1,911,819	$1,910,743	$1,953,829

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$954,428	$954,240	$985,985	$6,134	$6,340	$6,709	2.58%	2.64%	2.76%
In offices outside the U.S.(6)	725,205	715,273	734,089	5,984	5,884	5,517	3.32	3.26	3.05

Total	$1,679,633	$1,669,513	$1,720,074	$12,118	$12,224	$12,226	2.90%	2.90%	2.88%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $171 million, $141 million, and $124 million for the three-months ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

 ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	1st Qtr. 2012 vs. 4th Qtr. 2011			1st Qtr. 2012 vs. 1st Qtr. 2011
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$8	$(49)	$(41)	$(45)	$(47)	$(92)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(16)	$19	$3	$7	$(23)	$(16)
In offices outside the U.S.(4)	25	(27)	(2)	106	15	121

Total	$9	$(8)	$1	$113	$(8)	$105

Trading account assets(5)
In U.S. offices	$73	$(131)	$(58)	$(108)	$(66)	$(174)
In offices outside the U.S.(4)	(59)	(86)	(145)	(100)	(21)	(121)

Total	$14	$(217)	$(203)	$(208)	$(87)	$(295)

Investments(1)
In U.S. offices	$36	$(26)	$10	$(15)	$(235)	$(250)
In offices outside the U.S.(4)	38	2	40	(170)	(88)	(258)

Total	$74	$(24)	$50	$(185)	$(323)	$(508)

Loans (net of unearned income)(6)
In U.S. offices	$(97)	$(90)	$(187)	$(322)	$(218)	$(540)
In offices outside the U.S.(4)	135	(18)	117	469	268	737

Total	$38	$(108)	$(70)	$147	$50	$197

Other interest-earning assets	$(12)	$10	$(2)	$(20)	$7	$(13)

Total interest revenue	$131	$(396)	$(265)	$(198)	$(408)	$(606)

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

(6)
Includes cash-basis loans.

 ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	1st Qtr. 2012 vs. 4th Qtr. 2011			1st Qtr. 2012 vs. 1st Qtr. 2011
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$12	$23	$35	$1	$49	$50
In offices outside the U.S.(4)	13	(110)	(97)	(64)	22	(42)

Total	$25	$(87)	$(62)	$(63)	$71	$8

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(13)	$14	$1	$—	$11	$11
In offices outside the U.S.(4)	22	(59)	(37)	22	(75)	(53)

Total	$9	$(45)	$(36)	$22	$(64)	$(42)

Trading account liabilities(5)
In U.S. offices	$(3)	$(12)	$(15)	$(4)	$(15)	$(19)
In offices outside the U.S.(4)	1	2	3	(1)	(11)	(12)

Total	$(2)	$(10)	$(12)	$(5)	$(26)	$(31)

Short-term borrowings
In U.S. offices	$—	$9	$9	$(6)	$(25)	$(31)
In offices outside the U.S.(4)	(5)	47	42	(27)	96	69

Total	$(5)	$56	$51	$(33)	$71	$38

Long-term debt
In U.S. offices	$(58)	$(6)	$(64)	$(432)	$38	$(394)
In offices outside the U.S.(4)	(6)	(30)	(36)	(41)	(36)	(77)

Total	$(64)	$(36)	$(100)	$(473)	$2	$(471)

Total interest expense	$(37)	$(122)	$(159)	$(552)	$54	$(498)

Net interest revenue	$168	$(274)	$(106)	$354	$(462)	$(108)

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

COUNTRY RISK

        Country risk is the risk that an event in a country (precipitated by developments within or external to a country) will impair the value of Citi's franchise or will adversely affect the ability of obligors within that country to honor their obligations to Citi. Country risk events may include sovereign defaults, banking defaults or crises, currency crises and/or political events. See also "Risk Factors—Market and Economic Risks" in Citigroup's 2011 Annual Report on Form 10-K.

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

        Citi assesses the risk of loss associated with certain of the country exposures on a regular basis. These analyses take into consideration alternative scenarios that may unfold, as well as specific characteristics of Citi's portfolio, such as transaction structure and collateral. Citi currently believes that the risk of loss associated with the exposures set forth below is likely materially lower than the exposure amounts disclosed below and is sized appropriately relative to its franchise in these countries. For additional information relating to Citi's risk management practices, see "Managing Global Risk" in Citigroup's 2011 Annual Report on Form 10-K.

        The sovereign entities of all the countries disclosed below, as well as the financial institutions and corporations domiciled in these countries, are important clients in the global Citi franchise. Citi fully expects to maintain its presence in these markets to service all of its global customers. As such, Citi's exposure in these countries may vary over time, based upon its franchise, client needs and transaction structures.

GIIPS and France

        Several European countries, including Greece, Ireland, Italy, Portugal, Spain and France, have been the subject of credit deterioration due to weaknesses in their economic and fiscal situations. Given investor interest in this area, the table below sets forth certain information regarding Citi's exposures to these countries as of March 31, 2012.

In billions of U.S. dollars	GIIPS(1)	Greece	Ireland	Italy	Portugal	Spain	France
Funded loans, before reserves(2)	$7.8	$1.0	$0.3	$1.7	$0.4	$4.5	$5.7
Derivative counterparty mark-to- market, inclusive of CVA(3)	12.6	0.7	0.5	8.3	0.2	3.0	6.7

Gross funded credit exposure	$20.5	$1.6	$0.8	$10.0	$0.6	$7.5	$12.4

Less: margin and collateral(4)	(4.0)	(0.3)	(0.3)	(1.1)	(0.1)	(2.1)	$(5.1)
Less: purchased credit protection(5)	(10.5)	(0.1)	(0.0)	(7.7)	(0.2)	(2.5)	(5.8)

Net current funded credit exposure	$6.0	$1.2	$0.5	$1.2	$0.3	$2.9	$1.6

Net trading exposure	$2.9	$—	$(0.1)	$1.6	$0.2	$1.2	$0.4
AFS exposure(6)	0.3	—	—	0.2	—	—	0.7

Net trading and AFS exposure	$3.1	$—	$(0.1)	$1.8	$0.2	$1.2	$1.1

Net current funded exposure	$9.1	$1.2	$0.4	$3.0	$0.4	$4.1	$2.7

Additional collateral received, not reducing amounts above	$(3.6)	$(1.1)	$(0.2)	$(0.7)	$(0.1)	$(1.5)	$(4.9)

Net current funded credit exposure detail:
Sovereigns	$0.8	$0.2	$—	$0.5	$—	$—	$1.0
Financial institutions	1.7	—	—	0.1	—	1.6	1.9
Corporations	3.5	1.0	0.4	0.6	0.2	1.2	(1.4)

Net current funded credit exposure	$6.0	$1.2	$0.5	$1.2	$0.3	$2.9	$1.6

Unfunded commitments(2):
Sovereigns	$0.3	$—	$—	$—	$—	$0.3	$0.8
Financial institutions	0.3	—	—	0.1	—	0.2	3.3
Corporations	7.5	0.4	$0.6	3.6	0.3	2.5	12.4

Total unfunded commitments	$8.1	$0.4	$0.6	$3.7	$0.4	$3.0	$16.4

Note: Information based on Citi's internal risk management measures. Total may not sum due to rounding.

(1)
Greece, Ireland, Italy, Portugal and Spain.

(2)
Against these funded loans and unfunded commitments, Citi holds $0.1 billion and $0.1 billion in reserves for the GIIPS and France, respectively.

(3)
Includes the net credit exposure arising from secured financing transactions, such as repurchase agreements and reverse repurchase agreements. See "Secured Financing Transactions" below.

(4)
Margin posted under legally enforceable margin agreements and collateral pledged under bankruptcy-remote structures. Does not include collateral received on secured financing transactions.

(5)
Credit protection purchased primarily from investment grade, global financial institutions predominately outside of the GIIPS and France. See "Credit Default Swaps" below.

(6)
French ASF exposure also reflects less than $200 million of held-to-maturity assets.

GIIPS

        Gross funded credit exposure to the sovereign entities of Greece, Ireland, Italy, Portugal and Spain (GIIPS), as well as financial institutions and multinational and local corporations designated in these countries under Citi's risk management systems, was $20.5 billion at March 31, 2012. The $20.5 billion of gross credit exposure was made up of $7.8 billion in funded loans, before reserves, and $12.6 billion in derivative counterparty mark-to-market exposure, inclusive of credit valuation adjustments. The derivative counterparty mark-to-market exposure includes the net credit exposure arising from secured financing transactions, such as repurchase and reverse repurchase agreements. See "Secured Financing Transactions" below.

        As of March 31, 2012, Citi's net current funded exposure to the GIIPS sovereigns, financial institutions and corporations was $9.1 billion. Included in the $9.1 billion net current funded exposure was $3.1 billion of net trading and available-for-sale securities exposure, and $6.0 billion of net current funded credit exposure. Each component is described below in more detail.

Net Trading and AFS Exposure—$3.1 billion

        Included in the net current funded exposure at March 31, 2012 was a net position of $3.1 billion in securities and derivatives with the GIIPS sovereigns, financial institutions and corporations as the issuer or reference entity, which are held in Citi's trading and AFS portfolios. These portfolios are marked to market daily and, as previously disclosed, Citi's trading exposure levels vary as it maintains inventory consistent with customer needs.

Net Current Funded Credit Exposure—$6.0 billion

        As of March 31, 2012, the net current funded credit exposure to the GIIPS sovereigns, financial institutions and corporations was $6.0 billion. Exposures were $0.8 billion to sovereigns, $1.7 billion to financial institutions and $3.5 billion to corporations.

        Consistent with Citi's internal risk management measures and as set forth in the table above, net current funded credit exposure has been reduced by $4.0 billion of margin posted under legally enforceable margin agreements and collateral pledged under bankruptcy-remote structures. At March 31, 2012, the majority of this margin and collateral was in the form of cash, with the remainder in predominantly non-GIIPS, securities, which are included at fair value.

        Net current funded credit exposure also reflects a reduction for $10.5 billion in purchased credit protection, predominantly from financial institutions outside the GIIPS. Such protection generally pays out only upon the occurrence of certain credit events with respect to the country or borrower covered by the protection, as determined by a committee composed of dealers and other market participants. In addition to counterparty credit risks (see "Credit Default Swaps" below), the credit protection may not fully cover all situations that may adversely affect the value of Citi's exposure and, accordingly, Citi could still experience losses despite the existence of the credit protection.

Unfunded Commitments—$8.1 billion

        As of March 31, 2012, Citi also had $8.1 billion of unfunded commitments to the GIIPS sovereigns, financial institutions and corporations, with $7.5 billion of this amount to corporations. These unfunded lines generally have standard conditions that must be met before they can be drawn.

Other Activities

        Like other banks, Citi also provides settlement and clearing facilities for a variety of clients in these countries and actively monitors and manages these intra-day exposures. In addition, at March 31, 2012, Citi had approximately $7.3 billion of exposure in the GIIPS, mostly locally-funded accrual loans to retail customers and small businesses, as well as securitized retail assets that are mostly held-to-maturity. The vast majority of this exposure was in Citi Holdings (Spain, Portugal and Greece).

France

        Gross funded credit exposure to the sovereign entity of France, as well as financial institutions and multinational and local corporations designated in France under Citi's risk management systems, was $12.4 billion at March 31, 2012. The $12.4 billion of gross credit exposure was made up of $5.7 billion in funded loans, before reserves, and $6.7 billion in derivative counterparty mark-to-market exposure, inclusive of credit valuation adjustments. The derivative counterparty mark-to-market exposure includes the net credit exposure arising from secured financing transactions, such as repurchase and reverse repurchase agreements. See "Secured Financing Transactions" below.

        As of March 31, 2012, Citi's net current funded exposure to the French sovereign, financial institutions and corporations was $2.7 billion. Included in the $2.7 billion net current funded exposure was $1.1 billion of net trading and available-for-sale securities exposure, and $1.6 billion of net current funded credit exposure. Each component is described below in more detail.

Net Trading and AFS Exposure—$1.1 billion

        Included in the net current funded exposure at March 31, 2012 was a net position of $1.1 billion in securities and derivatives with the French sovereign, financial institutions and corporations as the issuer or reference entity, which are held in Citi's trading and AFS portfolios. These portfolios are marked to market daily and, as previously disclosed, Citi's trading exposure levels vary as it maintains inventory consistent with customer needs.

Net Current Funded Credit Exposure—$1.6 billion

        As of March 31, 2012, the net current funded credit exposure to the French sovereign, financial institutions and corporations was $1.6 billion. Exposures were $1.0 billion to the sovereign entity, $1.9 billion to financial institutions and $(1.4) billion to corporations.

        Consistent with Citi's internal risk management measures and as set forth in the table above, net current funded credit exposure has been reduced by $5.1 billion of margin posted under legally enforceable margin agreements and collateral pledged under bankruptcy-remote structures. At March 31, 2012, the majority of this margin and collateral was in the form of cash, with the remainder in predominantly non-French, securities, which are included at fair value.

        Net current funded credit exposure also reflects a reduction for $5.8 billion in purchased credit protection, predominantly from financial institutions outside France. Such protection generally pays out only upon the occurrence of certain credit events with respect to the country or borrower covered by the protection, as determined by a committee composed of dealers and other market participants. In addition to counterparty credit risks (see "Credit Default Swaps" below), the credit protection may not fully cover all situations that may adversely affect the value of Citi's exposure and, accordingly, Citi could still experience losses despite the existence of the credit protection.

Unfunded Commitments—$16.4 billion

        As of March 31, 2012, Citi also had $16.4 billion of unfunded commitments to the French sovereign, financial institutions and corporations, with $12.4 billion of this amount to corporations. These unfunded lines generally have standard conditions that must be met before they can be drawn.

Other Activities

        Like other banks, Citi also provides settlement and clearing facilities for a variety of clients in these countries and actively monitors and manages these intra-day exposures. In addition, at March 31, 2012, Citi had approximately $0.1 billion of exposure in France; the vast majority of this exposure is in the Private Bank.

Credit Default Swaps

        Citi buys and sells credit protection, through credit default swaps (CDS), on underlying GIIPS and French entities as part of its market-making activities for clients in its trading portfolios. Citi also purchases credit protection, through CDS, to hedge its own credit exposure to these underlying entities that arises from loans to these entities or derivative transactions with these entities.

        Citi buys and sells CDS as part of its market-making activity, and purchases CDS for credit protection, primarily with investment grade, global financial institutions predominantly outside the GIIPS and France. The counterparty credit exposure that can arise from the purchase or sale of CDS is usually covered by legally enforceable netting and margining agreements with a given counterparty, so that the credit exposure to that counterparty is measured and managed in aggregate across all products covered by a given netting or margining agreement.

        The notional amount of credit protection purchased or sold on GIIPS and French underlying single reference entities as of March 31, 2012 is set forth in the table below. The net notional contract amounts, less mark-to-market adjustments, are included in "net current funded exposure" in the table under "GIIPS and France" above, and appear in either "net trading exposure" when part of a trading strategy or in "purchased credit protection" when purchased as a hedge against a credit exposure (see note 1 to the table below).

	CDS purchased or sold on underlying single reference entities in these countries(1)
In billions of U.S. dollars	GIIPS	Greece	Ireland	Italy	Portugal	Spain	France
Notional CDS contracts on underlying reference entities(1)
Net purchased(2)	$(16.5)	$(0.4)	$1.1	$(8.8)	$(1.8)	$(7.5)	$(10.6)
Net sold(2)	7.4	0.3	0.7	2.6	1.9	5.1	6.9
Sovereign underlying reference entity
Net purchased(2)	(11.3)	—	(0.6)	(7.2)	(1.2)	(4.6)	(4.2)
Net sold(2)	5.3	—	0.6	1.7	1.2	4.1	4.4
Financial institution underlying reference entity
Net purchased(2)	(3.2)	—	(0.4)	(1.5)	(0.4)	(1.4)	(1.8)
Net sold(2)	2.5	—	0.1	1.5	0.4	1.0	1.7
Corporate underlying reference entity
Net purchased(2)	(4.9)	(0.4)	(0.2)	(2.2)	(0.7)	(2.7)	(6.7)
Net sold(2)	2.5	0.3	0.2	1.4	0.8	1.2	2.9

(1)
The net notional contract amounts, less mark-to-market adjustments, are included in Citi's "net current funded exposure" in the table under "GIIPS and France" above. These amounts are reflected in two places in the table: $10.5 billion and $5.8 billion for GIIPS and France, respectively, are included in "purchased credit protection" hedging "gross funded credit exposure." The remaining activity is reflected in "net trading exposure" since these positions are part of a trading strategy.

(2)
The summation of notional amounts for each GIIPS country does not equal the notional amount presented in the GIIPS total column in the table above as additional netting is achieved at the agreement level with a specific counterparty across various GIIPS countries.

        When Citi purchases CDS as a hedge against a credit exposure, Citi generally seeks to purchase products with a maturity date similar to the exposure against which the protection is purchased. While certain exposures may have longer maturities that extend beyond the CDS tenors readily available in the market, Citi generally will purchase credit protection with a maximum tenor that is readily available in the market.

        The above table contains all net CDS purchased or sold on GIIPS and French underlying entities, whether part of a trading strategy or as purchased credit protection. With respect to the $16.5 billion net purchased CDS contracts on underlying GIIPS reference entities, approximately 87% has been purchased from non-GIIPS counterparties and 91% has been purchased from investment grade counterparties. With respect to the $10.6 billion net purchased CDS contracts on underlying French reference entities, approximately 73% has been purchased from non-French counterparties and 96% has been purchased from investment grade counterparties. The net credit exposure to any counterparties arising from these transactions, including any GIIPS or French counterparties, is managed and mitigated through legally enforceable netting and margining agreements. When Citi purchases CDS as a hedge against a credit exposure, it generally seeks to purchase products from counterparties that would not be correlated with the underlying credit exposure it is hedging.

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

        As of March 31, 2012, Citi had loaned $14.6 billion in cash through secured financing transactions with GIIPS and French counterparties, usually through reverse repurchase agreements, as shown in the table below. Against those loans, it held approximately $17.2 billion fair value of securities collateral. In addition, Citi held $1.5 billion in variation margin, most of which was in cash, against all secured financing transactions.

        Consistent with Citi's risk management systems, secured financing transactions are included in the counterparty derivative mark-to-market exposure at their net credit exposure value, which is typically small or zero given the over-collateralized structure of these transactions.

In billions of dollars	Cash financing out	Securities collateral in(1)
Lending to GIIPS and French counterparties through secured financing transactions	$14.6	$17.2

(1)
Citi has also received approximately $1.5 billion in variation margin, predominately cash, associated with secured financing transactions with these counterparties.

        Collateral taken in against secured financing transactions is generally high quality, marketable securities, consisting of government debt, corporate debt, or asset-backed securities.

        The table below sets forth the fair value of the securities collateral taken in by Citi against secured financing transactions as of March 31, 2012.

In billions of dollars	Total	Government bonds	Municipal or Corporate bonds	Asset-backed bonds
Securities pledged by GIIPS and French counterparties in secured financing transaction lending(1)	$17.2	$5.1	$1.8	$10.3

Investment grade	$15.9	$4.7	$1.2	$10.0
Non-investment grade	0.4	0.3	0.1	—
Not rated	0.9	0.1	0.5	0.3

(1)
Total includes approximately $3.3 billion in correlated risk collateral, predominantly French and Spanish sovereign debt pledged by French counterparties.

        Secured financing transactions can be short term or can extend beyond one year. In most cases, Citi has the right to call for additional margin daily, and can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin.

        The table below sets forth the remaining transaction tenor for these transactions as of March 31, 2012.

		Remaining transaction tenor
In billions of dollars	Total	<1 year	1-3 years
Cash extended to GIIPS and French counterparties in secured financing transactions lending(1)	$14.6	$7.0	$7.5

(1)
The longest remaining tenor trades mature January 2015.

 FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND STRUCTURED DEBT

        The following discussions relate to the derivative obligor information and the fair valuation for derivatives and structured debt. See Note 18 to the Consolidated Financial Statements for additional information on Citi's derivative activities.

Fair Valuation Adjustments for Derivatives

        The fair value adjustments applied by Citigroup to its derivative carrying values consist of the following items:

  •
  Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy (see Note 19 to the Consolidated Financial Statements for more details) to ensure that the fair value reflects the price at which the net open risk position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument. When Citi has elected to measure certain groups of financial assets and financial liabilities on the basis of the net open risk position, the liquidity reserve is adjusted to take into account the size of the position.

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

        Citigroup CVA methodology is composed of two steps. First, the exposure profile for each counterparty is determined using the terms of all individual derivative positions and a Monte Carlo simulation or other quantitative analysis to generate a series of expected cash flows at future points in time. The calculation of this exposure profile considers the effect of credit risk mitigants, including pledged cash or other collateral and any legal right of offset that exists with a counterparty through arrangements such as netting agreements. Individual derivative contracts that are subject to an enforceable master netting agreement with a counterparty are aggregated for this purpose, since it is those aggregate net cash flows that are subject to nonperformance risk. This process identifies specific, point-in-time future cash flows that are subject to nonperformance risk, rather than using the current recognized net asset or liability as a basis to measure the CVA.

        Second, market-based views of default probabilities derived from observed credit spreads in the credit default swap (CDS) market are applied to the expected future cash flows determined in step one. Citi's own-credit CVA is determined using Citi-specific CDS spreads for the relevant tenor. Generally, counterparty CVA is determined using CDS spread indices for each credit rating and tenor. For certain identified netting sets where individual analysis is practicable (e.g., exposures to counterparties with liquid CDS), counterparty-specific CDS spreads are used.

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

        The table below summarizes the CVA applied to the fair value of derivative instruments as of March 31, 2012 and December 31, 2011:

	Credit valuation adjustment contra-liability (contra-asset)
In millions of dollars	March 31, 2012	December 31, 2011
Non-monoline counterparties	$(3,948)	$(5,392)
Citigroup (own)	1,503	2,176

Total CVA—derivative instruments	$(2,445)	$(3,216)

Own Debt Valuation Adjustments for Structured Debt

        Own debt valuation adjustments (DVA) are recognized on Citi's debt liabilities for which the fair value option (FVO) has been elected using Citi's credit spreads observed in the bond market. Accordingly, the fair value of debt liabilities for which the fair value option has been elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of Citi's credit spreads. Changes in fair value resulting from changes in Citi's instrument-specific credit risk are estimated by incorporating Citi's current credit spreads observable in the bond market into the relevant valuation technique used to value each liability.

        The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, and DVA on own FVO debt:

	Credit/debt valuation adjustment gain (loss)
	Three Months Ended March 31,
In millions of dollars	2012	2011
CVA on derivatives, excluding monolines, net of hedges	$(26)	$(143)
CVA related to monoline counterparties, net of hedges	—	179

Total CVA—derivative instruments	$(26)	$36

DVA related to own FVO debt	$(1,262)	$(113)

Total CVA and DVA	$(1,288)	$(77)

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

        Citi actively monitors its counterparty credit risk in credit derivative contracts. As of March 31, 2012 and December 31, 2011, approximately 96% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi's top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.

        The following tables summarize the key characteristics of Citi's credit derivatives portfolio by counterparty and derivative form as of March 31, 2012 and December 31, 2011:

March 31, 2012

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$42,144	$38,981	$978,304	$917,307
Broker-dealer	16,110	16,517	345,240	321,445
Monoline	10	—	181	—
Non-financial	118	135	2,527	1,690
Insurance and other financial institutions	8,826	8,134	215,059	190,733

Total by industry/counterparty	$67,208	$63,767	$1,541,311	$1,431,175

By instrument
Credit default swaps and options	$67,033	$62,236	$1,521,327	$1,430,010
Total return swaps and other	175	1,531	19,984	1,165

Total by instrument	$67,208	$63,767	$1,541,311	$1,431,175

By rating
Investment grade	$21,707	$20,261	$697,447	$628,888
Non-investment grade(1)	45,501	43,506	843,864	802,287

Total by rating	$67,208	$63,767	$1,541,311	$1,431,175

By maturity
Within 1 year	$4,175	$4,089	$315,385	$302,097
From 1 to 5 years	40,170	39,671	986,684	909,578
After 5 years	22,863	20,007	239,242	219,500

Total by maturity	$67,208	$63,767	$1,541,311	$1,431,175

December 31, 2011

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$57,175	$53,638	$981,085	$929,608
Broker-dealer	21,963	21,952	343,909	321,293
Monoline	10	—	238	—
Non-financial	95	130	1,797	1,048
Insurance and other financial institutions	11,611	9,132	185,861	142,579

Total by industry/counterparty	$90,854	$84,852	$1,512,890	$1,394,528

By instrument
Credit default swaps and options	$89,998	$83,419	$1,491,053	$1,393,082
Total return swaps and other	856	1,433	21,837	1,446

Total by instrument	$90,854	$84,852	$1,512,890	$1,394,528

By rating
Investment grade	$26,457	$23,846	$681,406	$611,447
Non-investment grade(1)	64,397	61,006	831,484	783,081

Total by rating	$90,854	$84,852	$1,512,890	$1,394,528

By maturity
Within 1 year	$5,707	$5,244	$281,373	$266,723
From 1 to 5 years	56,740	54,553	1,031,575	947,211
After 5 years	28,407	25,055	199,942	180,594

Total by maturity	$90,854	$84,852	$1,512,890	$1,394,528

(1)
Also includes not-rated credit derivative instruments.

 INCOME TAXES

Deferred Tax Assets

        Deferred tax assets (DTAs) are recorded for the future consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. DTAs are recognized subject to management's judgment that realization is more likely than not. For additional information, see "Risk Factors" and "Significant Accounting Policies and Significant Estimates—Income Taxes" in Citi's 2011 Annual Report on Form 10-K.

        At March 31, 2012, Citigroup had recorded net DTAs of approximately $51.9 billion, an increase of $0.4 billion from December 31, 2011. The primary drivers of the sequential increase were the indirect impact of the tax effect of the negative CVA/DVA of $1.3 billion in the first quarter as well as the impact of FX translation.

        Although realization is not assured, Citi believes that the realization of its recognized net DTAs at March 31, 2012 is more likely than not based on expectations as to future taxable income in the jurisdictions in which the DTAs arise and available tax planning strategies as defined in ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryforward from expiring. Realization of the DTAs will continue to be driven in the near term by Citi's generation of U.S. earnings. Citi does not expect significant utilization of its DTAs as a result of normal business operations during 2012.

        The following table summarizes Citi's net DTAs balance at March 31, 2012 and December 31, 2011:

Jurisdiction/Component

In billions of dollars	DTAs balance March 31, 2012	DTAs balance December 31, 2011
Total U.S.	$46.8	$46.5
Total Foreign	5.1	5.0

Total	$51.9	$51.5

        Approximately $11 billion of the net DTAs was included in Citi's Tier 1 Capital and Tier 1 Common regulatory capital as of March 31, 2012.

2006-2008 Income Tax Audits

        In the first quarter of 2012, there was a $62 million reduction to income tax expense due to the settlement of a 2006-2008 New York City audit and a $51 million reduction to income tax expense due to settling certain issues in the 2006-2008 IRS audit.

 DISCLOSURE CONTROLS AND PROCEDURES

        Citi's disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including without limitation that information required to be disclosed by Citi in its SEC filings is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate to allow for timely decisions regarding required disclosure.

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

        Citi's management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup's disclosure controls and procedures were effective.

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

        Generally, forward-looking statements are not based on historical facts but instead represent only Citigroup's and its management's beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, and similar expressions, or future or conditional verbs such as will, should, would and could.

        Such statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results and capital and other financial condition may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included in this Form 10-Q, the factors listed and described under "Risk Factors" in Citi's Annual Report on Form 10-K and the additional factors described below:

  •
  the ongoing potential impact of significant regulatory changes around the world on Citi's businesses, revenues and earnings, and the possibility of additional regulatory requirements beyond those already proposed, adopted or currently contemplated by U.S. or international regulators;

  •
  the uncertainty around the ongoing implementation of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), as well as international efforts, on Citi's ability to manage its businesses, the amount and timing of increased costs, and Citi's ability to compete with U.S. and foreign competitors;

  •
  Citi's ability to meet prospective new regulatory capital requirements in the timeframe expected by the market or its regulators, the impact the continued lack of certainty surrounding Citi's capital requirements has on Citi's long-term capital planning, and the extent to which Citi will be disadvantaged by capital requirements compared to U.S. and non-U.S. competitors;

  •
  the impact of the proposed rules relating to the regulation of derivatives under the Dodd-Frank Act, as well as similar proposed international derivatives regulations, on Citi's competitiveness in, and earnings from, these businesses;

  •
  the impact of the proposed restrictions under the "Volcker Rule" provisions of the Dodd-Frank Act on Citi's market-making activities, the significant compliance costs associated with those proposals, and the potential that Citi could be forced to dispose of certain investments at less than fair value;

  •
  the potential impact of the newly formed Consumer Financial Protection Bureau on Citi's practices and operations with respect to a number of its U.S. Consumer businesses and the potential significant costs associated with implementing and complying with any new regulatory requirements;

  •
  the potential negative impact to Citi of regulatory requirements in the U.S. and other jurisdictions aimed at facilitating the orderly resolution of large financial institutions;

  •
  Citi's ability to hire and retain highly qualified employees as a result of regulatory requirements regarding compensation practices or otherwise;

  •
  the impact of existing and potential future regulations on Citi's ability and costs to participate in securitization transactions, as well as the nature and profitability of securitization transactions generally;

  •
  potential future changes to key accounting standards utilized by Citi and their impact on how Citi records and reports its financial condition and results of operations, including whether Citi would be able to meet any required transition timelines;

  •
  the potential negative impact the ongoing Eurozone debt crisis could have on Citi's businesses, results of operations, financial condition and liquidity, particularly if sovereign debt defaults, significant bank failures or defaults and/or the exit of one or more countries from the European Monetary Union occur;

  •
  the continued uncertainty relating to the sustainability and pace of economic recovery and their continued effect on certain of Citi's businesses, particularly S&B and the U.S. mortgage businesses within Citi Holdings—Local Consumer Lending;

  •
  the potential impact of any further downgrade of the U.S. government credit rating, or concerns regarding a potential downgrade, on Citi's businesses, results of operations, capital and funding and liquidity;

  •
  risks arising from Citi's extensive operations outside the U.S., particularly in emerging markets, including, without limitation, exchange controls, limitations on foreign investments, sociopolitical instability, nationalization, closure of branches or subsidiaries, confiscation of assets, and sovereign volatility, as well as increased compliance and regulatory risks and costs;

  •
  the impact of external factors, such as market disruptions or negative market perceptions of Citi or the financial services industry generally, on Citi's liquidity and/or costs of funding;

  •
  the potential negative impact on Citi's funding and liquidity, as well as the results of operations for certain of its businesses, resulting from a reduction in Citi's or its subsidiaries' credit ratings;

  •
  the potential outcome of the extensive litigation, investigations and inquiries pertaining to Citi's U.S. mortgage-related activities and the impact of any such outcomes on Citi's businesses, business practices, reputation, financial condition or results of operations;

  •
  the negative impact of the remaining assets in Citi Holdings on Citi's results of operations and Citi's ability to more productively utilize the capital supporting these assets;

  •
  the potential negative impact to Citi's common stock price and market perception if Citi is unable to increase its common stock dividend or initiate a share repurchase program;

  •
  Citi's ability to achieve its targeted expense reduction levels as well as ensuring the highest level of productivity of Citi's previous or future investment spending;

  •
  the potential negative impact on the value of Citi's deferred tax assets (DTAs) if U.S., state or foreign tax rates are reduced, or if other changes are made to the U.S. tax system, such as changes to the tax treatment of foreign business income;

  •
  the expiration of the active financing income exception on Citi's tax expense;

  •
  the potential impact to Citi from evolving cybersecurity and other technological risks and attacks, which could result in additional costs, reputational damage, regulatory penalties and financial losses;

  •
  the accuracy of Citi's assumptions and estimates used to prepare its financial statements and the potential for Citi to experience significant losses if these assumptions or estimates are incorrect;

  •
  the inability to predict the potential outcome of the extensive legal and regulatory proceedings that Citi is subject to at any given time, and the impact of any such outcomes on Citi's businesses, business practices, reputation, financial condition or results of operations;

  •
  Citi's inability to maintain the value of the Citi brand;

  •
  Citi's concentration of risk and the potential ineffectiveness of Citi's risk management processes, including its risk monitoring and risk mitigation techniques;

  •
  Citi's ability to maintain its various contractual relationships with partners within its Consumer businesses; and

  •
  what impact, if any, the national mortgage settlement entered into by Citi, other major mortgage servicers, the United States and the Attorneys General for 49 states and the District of Columbia will have on the behavior of residential mortgage borrowers in general, whether or not their loans are within the scope of the settlement.

        Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

 FINANCIAL STATEMENTS AND NOTES

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except per-share amounts	2012	2011
Revenues
Interest revenue	$17,537	$18,155
Interest expense	5,590	6,053

Net interest revenue	$11,947	$12,102

Commissions and fees	$3,138	$3,368
Principal transactions	1,931	3,167
Administration and other fiduciary fees	981	1,097
Realized gains (losses) on sales of investments, net	1,925	580
Other-than-temporary impairment losses on investments
Gross impairment losses(1)	(1,327)	(1,733)
Less: Impairments recognized in AOCI	22	26

Net impairment losses recognized in earnings	$(1,305)	$(1,707)

Insurance premiums	635	672
Other revenue	154	447

Total non-interest revenues	$7,459	$7,624

Total revenues, net of interest expense	$19,406	$19,726

Provisions for credit losses and for benefits and claims
Provision for loan losses	$2,828	$2,899
Policyholder benefits and claims	229	260
Provision (release) for unfunded lending commitments	(38)	25

Total provisions for credit losses and for benefits and claims	$3,019	$3,184

Operating expenses
Compensation and benefits	$6,385	$6,409
Premises and equipment	799	825
Technology/communication	1,382	1,214
Advertising and marketing	503	397
Other operating	3,250	3,481

Total operating expenses	$12,319	$12,326

Income from continuing operations before income taxes	$4,068	$4,216
Provision for income taxes	1,006	1,185

Income from continuing operations	$3,062	$3,031

Discontinued operations
Income (loss) from discontinued operations	$(3)	$60
Gain (loss) on sale	(1)	4
Provision for income taxes	1	24

Income (loss) from discontinued operations, net of taxes	$(5)	$40

Net income before attribution of noncontrolling interests	$3,057	$3,071
Net income attributable to noncontrolling interests	126	72

Citigroup's net income	$2,931	$2,999

Basic earnings per share(2)(3)
Income from continuing operations	$0.98	$1.01
Income from discontinued operations, net of taxes	—	0.01

Net income	$0.98	$1.02

Weighted average common shares outstanding	2,926.2	2,904.4

Diluted earnings per share(2)(3)
Income from continuing operations	$0.96	$0.97
Income from discontinued operations, net of taxes	—	0.01

Net income	$0.95	$0.99

Adjusted weighted average common shares outstanding(2)	3,014.5	2,996.6

(1)
The first quarter of 2012 includes the recognition of a $1,181 million impairment charge related to Citi's investment in Akbank. See Note 11 to the Consolidated Financial Statements.

(2)
Earnings per share amounts and adjusted weighted average common shares outstanding for all periods reflect Citigroup's 1-for-10 reverse stock split, which was effective May 6, 2011.

(3)
Due to rounding, earnings pershare on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars	2012	2011
Net income before attribution of noncontrolling interests	$3,057	$3,071

Other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$(774)	$740
Net change in cash flow hedges, net of taxes	220	152
Net change in foreign currency translation adjustment, net of taxes and hedges	1,697	1,364
Pension liability adjustment, net of taxes	(90)	37

Other comprehensive income before attribution of noncontrolling interest	$1,053	$2,293

Other comprehensive income attributable to noncontrolling interests
Net change in unrealized gains and losses on investment securities, net of tax	$9	$(2)
Net change in FX translation adjustment, net of tax	55	31

Total other comprehensive income attributable to noncontrolling interests	$64	$29

Total comprehensive income	$4,174	$5,393

Total comprehensive income attributable to noncontrolling interests	$190	$101
Citigroup's comprehensive income	$3,984	$5,292

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

Citigroup Inc. and Subsidiaries

In millions of dollars and per share amounts	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$26,505	$28,701
Deposits with banks	183,949	155,784
Federal funds sold and securities borrowed or purchased under agreements to resell (including $172,435 and $142,862 as of March 31, 2012 and December 31, 2011, respectively, at fair value)	289,057	275,849
Brokerage receivables	39,443	27,777
Trading account assets (including $117,267 and $119,054 pledged to creditors at March 31, 2012 and December 31, 2011, respectively)	307,050	291,734
Investments (including $17,299 and $14,940 pledged to creditors at March 31, 2012 and December 31, 2011, respectively, and $279,424 and $274,040 as of March 31, 2012 and December 31, 2011, respectively, at fair value)	297,323	293,413
Loans, net of unearned income
Consumer (including $1,314 and $1,326 as of March 31, 2012 and December 31, 2011, respectively, at fair value)	416,103	423,340
Corporate (including $3,430 and $3,939 as of March 31, 2012 and December 31, 2011, respectively, at fair value)	231,919	223,902

Loans, net of unearned income	$648,022	$647,242
Allowance for loan losses	(29,020)	(30,115)

Total loans, net	$619,002	$617,127
Goodwill	25,810	25,413
Intangible assets (other than MSRs)	6,413	6,600
Mortgage servicing rights (MSRs)	2,691	2,569
Other assets (including $9,413 and $13,360 as of March 31, 2012 and December 31, 2011, respectively, at fair value)	147,180	148,911

Total assets	$1,944,423	$1,873,878

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

In millions of dollars	March 31, 2012	December 31, 2011
	(Unaudited)
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks	$478	$536
Trading account assets	562	567
Investments	7,599	10,582
Loans, net of unearned income
Consumer (including $1,279 and $1,292 as of March 31, 2012 and December 31, 2011, respectively, at fair value)	95,356	103,275
Corporate (including $190 and $198 as of March 31, 2012 and December 31, 2011, respectively, at fair value)	20,483	23,780

Loans, net of unearned income	$115,839	$127,055
Allowance for loan losses	(7,247)	(8,000)

Total loans, net	$108,592	$119,055
Other assets	807	859

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$118,038	$131,599

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET
(Continued)

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares and per share amounts	March 31, 2012	December 31, 2011
	(Unaudited)
Liabilities
Non-interest-bearing deposits in U.S. offices	$122,305	$119,437
Interest-bearing deposits in U.S. offices (including $806 and $848 as of March 31, 2012 and December 31, 2011, respectively, at fair value)	228,357	223,851
Non-interest-bearing deposits in offices outside the U.S.	60,691	57,357
Interest-bearing deposits in offices outside the U.S. (including $521 and $478 as of March 31, 2012 and December 31, 2011, respectively, at fair value)	494,659	465,291

Total deposits	$906,012	$865,936
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $137,571 and $112,770 as of March 31, 2012 and December 31, 2011, respectively, at fair value)	226,008	198,373
Brokerage payables	56,966	56,696
Trading account liabilities	135,956	126,082
Short-term borrowings (including $1,217 and $1,354 as of March 31, 2012 and December 31, 2011, respectively, at fair value)	55,611	54,441
Long-term debt (including $26,700 and $24,172 as of March 31, 2012 and December 31, 2011, respectively, at fair value)	311,079	323,505
Other liabilities (including $3,139 and $3,742 as of March 31, 2012 and December 31, 2011, respectively, at fair value)	69,068	69,272

Total liabilities	$1,760,700	$1,694,305

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 12,038 as of March 31, 2012 and December 31, 2011, at aggregate liquidation value	$312	$312
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 2,946,798,740 as of March 31, 2012 and 2,937,755,921 as of December 31, 2011	29	29
Additional paid-in capital	105,787	105,804
Retained earnings	93,310	90,520
Treasury stock, at cost: March 31, 2012—14,641,287 shares and December 31, 2011—13,877,688 shares	(883)	(1,071)
Accumulated other comprehensive income (loss)	(16,735)	(17,788)

Total Citigroup stockholders' equity	$181,820	$177,806
Noncontrolling interest	1,903	1,767

Total equity	$183,723	$179,573

Total liabilities and equity	$1,944,423	$1,873,878

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

In millions of dollars	March 31, 2012	December 31, 2011
	(Unaudited)
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$20,024	$21,009
Long-term debt (including $1,528 and $1,558 as of March 31, 2012 and December 31, 2011, respectively, at fair value)	45,046	50,451
Other liabilities	585	587

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$65,655	$72,047

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

Citigroup Inc. and Subsidiaries

	Three months ended March 31,
In millions of dollar, except shares in thousands	2012	2011
Preferred stock at aggregate liquidation value
Balance, beginning of year	$312	$312

Balance, end of period	$312	$312

Common stock and additional paid-in capital
Balance, beginning of year	$105,833	$101,316
Employee benefit plans	(19)	(157)
ADIA Upper DECs Equity Units Purchase Contract	—	1,875
Other	2	(1)

Balance, end of period	$105,816	$103,033

Retained earnings
Balance, beginning of year	$90,520	$79,559
Adjustment to opening balance, net of taxes(1)	(107)	—

Adjusted balance, beginning of period	$90,413	$79,559
Citigroup's net income (loss)	2,931	2,999
Common dividends(2)	(30)	—
Preferred dividends	(4)	(4)

Balance, end of period	$93,310	$82,554

Treasury stock, at cost
Balance, beginning of year	$(1,071)	$(1,442)
Issuance of shares pursuant to employee benefit plans	192	564
Treasury stock acquired(3)	(4)	—

Balance, end of period	$(883)	$(878)

Accumulated other comprehensive income (loss)
Balance, beginning of year	$(17,788)	$(16,277)
Net change in unrealized gains and losses on investment securities, net of taxes	(774)	740
Net change in cash flow hedges, net of taxes	220	152
Net change in foreign currency translation adjustment, net of taxes and hedges	1,697	1,364
Pension liability adjustment, net of taxes(4)	(90)	37

Net change in Accumulated other comprehensive income (loss) before attribution of noncontrolling interest	$1,053	$2,293

Balance, end of period	$(16,735)	$(13,984)

Total Citigroup common stockholders' equity (shares outstanding: 2,932,157 as of March 31, 2012 and 2,923,878 as of December 31, 2011)	$181,508	$170,725

Total Citigroup stockholders' equity	$181,820	$171,037

Noncontrolling interest
Balance, beginning of year	$1,767	$2,321
Transactions between Citigroup and the noncontrolling-interest shareholders	(53)	(92)
Net income attributable to noncontrolling-interest shareholders	126	72
Dividends paid to noncontrolling-interest shareholders	(4)	—
Accumulated other comprehensive income—net change in unrealized gains and losses on investment securities, net of tax	9	(2)
Accumulated other comprehensive income (loss)—net change in FX translation adjustment, net of tax	55	31
All other	3	26

Net change in noncontrolling interests	$136	$35

Balance, end of period	$1,903	$2,356

Total equity	$183,723	$173,393

(1)
The adjustment to the opening balance for Retained earnings in 2012 represents the cumulative effect of adopting ASU 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. See Note 1 to the Consolidated Financial Statements.

(2)
Common dividends declared were $0.01 per share in the first quarter of 2012.

(3)
All open market repurchases were transacted under an existing authorized share repurchase plan and relate to customer fails/errors.

(4)
Reflects adjustments to the funded status of pension and postretirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation. See Note 8 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these Condensed Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Citigroup Inc. and Subsidiaries

	Three months ended March 31,
In millions of dollars	2012	2011
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$3,057	$3,071
Net income attributable to noncontrolling interests	126	72

Citigroup's net income	$2,931	$2,999
Income (loss) from discontinued operations, net of taxes	(4)	36
Gain (loss) on sale, net of taxes	(1)	4

Income from continuing operations—excluding noncontrolling interests	$2,936	$2,959
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	$47	$62
(Additions)/reductions to deferred policy acquisition costs	139	(25)
Depreciation and amortization	738	671
Provision for credit losses	2,790	2,924
Realized gains from sales of investments	(1,925)	(580)
Net impairment losses recognized in earnings	1,305	1,707
Change in trading account assets	(15,316)	4,162
Change in trading account liabilities	9,874	17,292
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(13,208)	(14,403)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	27,635	(1,733)
Change in brokerage receivables net of brokerage payables	(11,396)	(11,043)
Change in loans held-for-sale	3,861	(629)
Change in other assets	(2,196)	1,974
Change in other liabilities	71	(4,019)
Other, net	143	1,720

Total adjustments	$2,562	$(1,920)

Net cash provided by operating activities of continuing operations	$5,498	$1,039

Cash flows from investing activities of continuing operations
Change in deposits with banks	$(28,165)	$(1,166)
Change in loans	(3,858)	5,624
Proceeds from sales and securitizations of loans	1,043	1,824
Purchases of investments	(62,929)	(105,554)
Proceeds from sales of investments	31,006	35,185
Proceeds from maturities of investments	29,165	47,361
Capital expenditures on premises and equipment and capitalized software	(844)	(688)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	163	422

Net cash used in investing activities of continuing operations	$(34,419)	$(16,992)

Cash flows from financing activities of continuing operations
Dividends paid	$(34)	$(4)
Issuance of ADIA Upper Decs equity units purchase contract	—	1,875
Treasury stock acquired	(4)	—
Stock tendered for payment of withholding taxes	(187)	(220)
Issuance of long-term debt	7,725	8,190
Payments and redemptions of long-term debt	(23,168)	(14,189)
Change in deposits	40,076	20,908
Change in short-term borrowings	1,920	(1,068)

Net cash provided by financing activities of continuing operations	$26,328	$15,492

Effect of exchange rate changes on cash and cash equivalents	$397	$331

Discontinued operations
Net cash provided by (used in) discontinued operations	$—	$—

Change in cash and due from banks	$(2,196)	$(130)
Cash and due from banks at beginning of period	28,701	27,972

Cash and due from banks at end of period	$26,505	$27,842

Supplemental disclosure of cash flow information for continuing operations
Cash paid/(received) during the year for income taxes	$916	$874
Cash paid during the year for interest	$4,602	$4,608

Non-cash investing activities
Transfers to OREO and other repossessed assets	$137	$432
Transfers to trading account assets from investments (available-for-sale)	—	—
Transfers to trading account assets from investments (held-to-maturity)	—	$12,700

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

        The accompanying unaudited Consolidated Financial Statements as of March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (2011 Annual Report on Form 10-K).

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

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries or investments accounted for at fair value under the fair value option, are accounted for under the equity method, and the pro rata share of their income (loss) is included in Other revenue. Income from investments in less than 20%-owned companies is recognized when dividends are received. As discussed below, Citigroup consolidates entities deemed to be variable interest entities when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings, and other investments are included in Other revenue.

Significant Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified six policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations, Goodwill, Income Taxes and Litigation accruals. The Company, in consultation with the Audit Committee of the Board of Directors, has reviewed and approved these significant accounting policies, which are further described under "Significant Accounting Policies and Significant Estimates" and Note 2 to the Consolidated Financial Statements in the Company's 2011 Annual Report on Form 10-K.

ACCOUNTING CHANGES

Presentation of Comprehensive Income

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (OCI) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Citigroup has selected the two-statement approach. Under this approach, Citi is required to present components of net income and total net income in the Statement of Income. The Statement of Comprehensive Income follows the Statement of Income and includes the components OCI and a total for OCI, along with a total for comprehensive income. The ASU removed the option of reporting other comprehensive income in the statement of changes in stockholders' equity. This ASU became effective for Citigroup on January 1, 2012 and a Statement of Comprehensive Income is included in these Consolidated Financial Statements.

        Furthermore, under the amendments of this ASU, an entity would have been required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. However, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred this requirement.

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

        Effective in the third quarter of 2011, as a result of adopting ASU 2011-02, certain loans modified under short-term programs since January 1, 2011 that were previously measured for impairment under ASC 450 are now measured for impairment under ASC 310-10-35. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables previously measured under ASC 450 was $1,170 million and the allowance for credit losses associated with those loans was $467 million. The effect of adopting the ASU was an approximate $60 million reduction in pretax income for the quarter ended September 30, 2011.

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

        The ASU became effective for Citigroup on January 1, 2012. The guidance has been applied prospectively to transactions or modifications of existing transactions occurring on or after January 1, 2012. The ASU does not have a material effect on the Company's financial statements. A nominal amount of the Company's repurchase transactions that would previously have been accounted for as sales are now accounted for as financing transactions.

Fair Value Measurement

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendment creates a common definition of fair value for U.S. GAAP and IFRS and aligns the measurement and disclosure requirements. It requires significant additional disclosures both of a qualitative and quantitative nature, particularly for those instruments measured at fair value that are classified in Level 3 of the fair value hierarchy. Additionally, the amendment provides guidance on when it is appropriate to measure fair value on a portfolio basis and expands the prohibition on valuation adjustments where the size of the Company's position is a characteristic of the adjustment from Level 1 to all levels of the fair value hierarchy. The amendment became effective for Citigroup on January 1, 2012. As a result of implementing the prohibition on valuation adjustments where the size of the Company's position is a characteristic, the Company released reserves of approximately $125 million, increasing pretax income in the first quarter of 2012.

Deferred Asset Acquisition Costs

        In October 2010, the FASB issued ASU No. 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The ASU amends the guidance for insurance entities that requires deferral and subsequent amortization of certain costs incurred during the acquisition of new or renewed insurance contracts, commonly referred to as deferred acquisition costs (DAC). The new guidance limits DAC to those costs directly related to the successful acquisition of insurance contracts; all other acquisition-related costs must be expensed as incurred. Under current guidance, DAC consists of those costs that vary with, and primarily relate to, the acquisition of insurance contracts. The amendment became effective for Citigroup on January 1, 2012 and was adopted using the retrospective method. As a result of implementing the amendment, DAC was reduced by approximately $165 million and a $58 million deferred tax asset was recorded with an offset to opening retained earnings of $107 million (net of tax).

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Offsetting

        In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The standard requires new disclosures about certain financial instruments and derivative instruments that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement. The standard requires disclosures that provide both gross and net information in the notes to the financial statements for relevant assets and liabilities. This ASU does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The new disclosure requirements should enhance comparability between those companies that prepare their financial statements on the basis of U.S. GAAP and those that prepare their financial statements in accordance with IFRS. For many financial institutions, the differences in the offsetting requirements between U.S. GAAP and IFRS result in a significant difference in the amounts presented in the balance sheets prepared in accordance with U.S. GAAP and IFRS. The disclosure standard will become effective for annual and quarterly periods beginning January 1, 2013. The disclosures are required retrospectively for all comparative periods presented.

Potential Amendments to Current Accounting Standards

        The FASB and IASB, either jointly or separately, are currently working on several major projects, including amendments to existing accounting standards governing financial instruments, lease accounting, consolidation and investment companies. As part of the joint financial instruments project, the FASB is proposing sweeping changes to the classification and measurement of financial instruments, impairment and hedging guidance. The FASB is also working on a joint project that would require all leases to be capitalized on the balance sheet. Additionally, the FASB has issued a proposal on principal-agent considerations that would change the way the Company needs to evaluate whether to consolidate VIEs and non-VIE partnerships. Furthermore, the FASB has issued a proposed Accounting Standards Update that would change the criteria used to determine whether an entity is subject to the accounting and reporting requirements of an investment company. The principal-agent consolidation proposal would require all VIEs, including those that are investment companies, to be evaluated for consolidation under the same requirements.

        In addition to the major projects, the FASB has also proposed changes regarding the Company's release of any cumulative translation adjustment into earnings when it ceases to have a controlling financial interest in certain groups of assets that constitute a business within a consolidated foreign subsidiary. All these projects may have significant impacts for the Company. Upon completion of the standards, the Company will need to re-evaluate its accounting and disclosures. However, due to ongoing deliberations of the standard-setters, the Company is currently unable to determine the effect of future amendments or proposals.

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

        Summarized financial information for Discontinued operations, including cash flows, for the credit card operations related to Egg follows:

	Three Months Ended March 31,
In millions of dollars	2012	2011
Total revenues, net of interest expense(1)	$1	$126

Income from discontinued operations	$(3)	$61
Gain on sale	(1)	—
Provision for income taxes	(1)	21

Income from discontinued operations, net of taxes	$(3)	$40

Cash flows from operating activities	$—	$—
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—

Net cash provided by discontinued operations	$—	$—

(1)
Total revenues include gain or loss on sale, if applicable.

Combined Results for Discontinued Operations

        The following is summarized financial information for the Egg credit card business and previous discontinued operations, for which Citi continues to have minimal residual costs associated with the sales.

	Three Months Ended March 31,
In millions of dollars	2012	2011
Total revenues, net of interest expense(1)	$1	$130

Income from discontinued operations	$(3)	$60
Gain on sale	(1)	4
Provision (benefit) for income taxes	1	24

Income from discontinued operations, net of taxes	$(5)	$40

Cash flows from operating activities	$—	$—
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—

Net cash provided by (used in) discontinued operations	$—	$—

(1)
Total revenues include gain or loss on sale, if applicable.

3.    BUSINESS SEGMENTS

        Citigroup is a diversified bank holding company whose businesses provide a broad range of financial services to Consumer and Corporate customers around the world. The Company's activities are conducted through the Global Consumer Banking (GCB), Institutional Clients Group (ICG), Citi Holdings and Corporate/Other business segments.

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

        The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements in the Company's 2011 Annual Report on Form 10-K.

        The prior-period balances reflect reclassifications to conform the presentation in those periods to the current period's presentation. In the current quarter, those reclassifications related to the transfer of the substantial majority of the Company's retail partner cards business (which Citi now refers to as "Citi retail services") from Citi Holdings—Local Consumer Lending to Citicorp—North America Regional Consumer Banking. Additionally, certain consolidated expenses were re-allocated to the respective businesses receiving the services.

        The following table presents certain information regarding the Company's continuing operations by segment:

	Revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)(2)		Identifiable assets
	Three Months Ended March 31,
In millions of dollars, except identifiable assets in billions							March 31, 2012	December 31, 2011
	2012	2011	2012	2011	2012	2011
Global Consumer Banking	$10,014	$9,554	$1,015	$865	$2,188	$1,920	$389	$385
Institutional Clients Group	8,018	8,584	624	1,072	2,210	2,547	1,035	980

Subtotal Citicorp	$18,032	$18,138	$1,639	$1,937	$4,398	$4,467	$1,424	$1,365
Citi Holdings	874	1,649	(650)	(522)	(1,024)	(957)	209	225
Corporate/Other	500	(61)	17	(230)	(312)	(479)	311	284

Total	$19,406	$19,726	$1,006	$1,185	$3,062	$3,031	$1,944	$1,874

(1)
Includes Citicorp total revenues, net of interest expense, in North America of $7.2 billion and $7.9 billion; in EMEA of $3.2 billion and $3.3 billion; in Latin America of $3.6 billion and $3.3 billion; and in Asia of $4.0 billion and $3.6 billion for the three-months ended March 31, 2012 and 2011, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $1.6 billion and $1.7 billion; in the ICG results of $89 million and $(180) million; and in the Citi Holdings results of $1.3 billion and $1.7 billion for the three-months ended March 31, 2012 and 2011, respectively.

4.    INTEREST REVENUE AND EXPENSE

        For the three months ended March 31, 2012 and 2011, respectively, interest revenue and expense consisted of the following:

	Three Months Ended March 31,
In millions of dollars	2012	2011
Interest revenue
Loan interest, including fees	$12,482	$12,286
Deposits with banks	367	459
Federal funds sold and securities borrowed or purchased under agreements to resell	943	838
Investments, including dividends	1,910	2,411
Trading account assets(1)	1,697	2,010
Other interest	138	151

Total interest revenue	$17,537	$18,155

Interest expense
Deposits(2)	$2,022	$2,014
Federal funds purchased and securities loaned or sold under agreements to repurchase	695	737
Trading account liabilities(1)	53	84
Short-term borrowings	208	170
Long-term debt	2,612	3,048

Total interest expense	$5,590	$6,053

Net interest revenue	$11,947	$12,102
Provision for loan losses	2,828	2,899

Net interest revenue after provision for loan losses	$9,119	$9,203

(1)
Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes deposit insurance fees and charges of $372 million and $220 million for the three months ended March 31, 2012 and 2011, respectively.

5.    COMMISSIONS AND FEES

        The table below sets forth Citigroup's Commissions and fees revenue for the three months ended March 31, 2012 and 2011, respectively. The primary components of Commissions and fees revenue for the three months ended March 31, 2012 were credit card and bank card fees, investment banking fees and trading-related fees.

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

        The following table presents commissions and fees revenue for the three months ended March 31:

	Three Months Ended March 31,
In millions of dollars	2012	2011
Credit cards and bank cards	$820	$865
Investment banking	654	647
Trading-related	608	691
Transaction services	373	374
Other Consumer(1)	216	217
Checking-related	238	225
Loan servicing	40	146
Corporate finance(2)	134	128
Other	55	75

Total commissions and fees	$3,138	$3,368

(1)
Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

(2)
Consists primarily of fees earned from structuring and underwriting loan syndications.

6.    PRINCIPAL TRANSACTIONS

        Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products, as well as foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities' profitability. See Note 4 to the Consolidated Financial Statements for information about net interest revenue related to trading activity. The following table presents principal transactions revenue for the three months ended March 31:

	Three Months Ended March 31,
In millions of dollars	2012	2011
Global Consumer Banking	$256	$93
Institutional Clients Group	1,916	2,260

Subtotal Citicorp	$2,172	$2,353
Local Consumer Lending	(23)	(17)
Brokerage and Asset Management	5	12
Special Asset Pool	(103)	632

Subtotal Citi Holdings	$(121)	$627
Corporate/Other	(120)	187

Total Citigroup	$1,931	$3,167

In millions of dollars	2012	2011
Interest rate contracts(1)	$791	$1,624
Foreign exchange contracts(2)	754	787
Equity contracts(3)	342	428
Commodity and other contracts(4)	(21)	(25)
Credit derivatives(5)	65	353

Total Citigroup	$1,931	$3,167

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

(2)
Includes revenues from foreign exchange spot, forward, option and swap contracts, as well as FX translation gains and losses.

(3)
Includes revenues from common, preferred and convertible preferred stock, convertible corporate debt, equity-linked notes, and exchange-traded and OTC equity options and warrants.

(4)
Primarily includes revenues from crude oil, refined oil products, natural gas, and other commodities trades.

(5)
Includes revenues from structured credit products.

7.    INCENTIVE PLANS

        The Company administers award programs involving grants of stock options, restricted or deferred stock awards, deferred cash awards and stock payments. The award programs are used to attract, retain and motivate officers, employees and non-employee directors, to provide incentives for their contributions to the long-term performance and growth of the Company, and to align their interests with those of stockholders. These programs are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors (the Committee), which is composed entirely of independent non-employee directors. All grants of equity awards since April 19, 2005 have been made pursuant to stockholder-approved stock incentive plans.

Stock Award, Stock Option and Deferred Cash Award Programs

        The Company recognized compensation expense related to stock award and stock option programs of $415 million for the three months ended March 31, 2012. The Company's primary stock award program is the Capital Accumulation Plan (CAP). The Company granted 35 million shares as equity awards in the first quarter of 2012, most of which were shares awarded under CAP, are subject to vesting conditions, and have not yet been issued.

        For stock awards, compensation expense is generally the fair value of the shares on their grant date amortized over the vesting schedule of the awards. Compensation expenses for stock awards to retirement-eligible employees is generally accelerated to the date when the retirement rules are met. If the retirement rules will have been met on or before the expected award date, the entire estimated expense is recognized in the year prior to grant in the same manner as cash incentive compensation is accrued. Certain stock awards with performance conditions or certain clawback provisions may be subject to variable accounting, pursuant to which the associated charges fluctuate with changes in Citigroup's stock price over the applicable vesting periods. The total amount that will be recognized as expense cannot be determined in full until the awards vest.

        The Company recognized compensation expense related to deferred cash programs of $77 million for the three months ended March 31, 2012.

        In a change from prior years, incentive awards in January 2012 to individual employees who have influence over the Company's material risks (covered employees) were delivered as a mix of immediate cash bonuses, deferred stock awards under CAP and deferred cash awards. (Previously, annual incentives were traditionally awarded as a combination of cash bonus and CAP.) For covered employees, the minimum percentage of incentive pay required to be deferred was raised from 25% to 40%, with a maximum deferral of 60% for the most highly paid employees. For incentive awards made to covered employees in January 2012 (in respect of 2011 performance), only 50% of the deferred portion was delivered as a CAP award; the other 50% was delivered in the form of a deferred cash award. The 2012 deferred cash award is subject to a performance-based vesting condition that results in cancellation of unvested amounts on a formulaic basis if a participant's business has losses in any year of the vesting period. The 2012 deferred cash award also earns notional interest at an annual rate of 3.55%, compounded annually. All CAP awards made in January 2012 provide for a clawback that applies to specified cases, including in the case of employee misconduct or where the awards were based on earnings that were misstated. Except as described below, CAP awards generally vest at a rate of 25% per year over a four-year period, subject to the participant remaining employed during the vesting period or satisfying certain other vesting conditions. Participants in CAP are entitled to receive dividend equivalent payments during the vesting period of their awards.

        CAP and deferred cash awards made in January 2012 to "identified staff" in the European Union (EU) have several features that differ from the generally applicable CAP provisions described above. "Identified staff" are those Citigroup employees whose compensation is subject to various banking regulations on sound incentive compensation policies in the EU. Deferred incentive awards to these employees (including CAP awards) are scheduled to vest ratably over three years of service, but vested awards are subject to a six-month sale restriction (in the case of shares) or an additional six-month waiting period (in the case of deferred cash). Deferred incentive awards to identified staff in the EU are subject to cancellation, in the sole discretion of the Committee, if (a) there is reasonable evidence a participant engaged in misconduct or committed material error in connection with his or her employment, or (b) the Company or the employee's business unit suffers a material downturn in its financial performance or a material failure of risk management (the EU clawback). For CAP and deferred cash awards to the employees, the EU clawback is in addition to the clawback provision described above.

Profit Sharing Plan

        The Company recognized $74 million of expense related to its Key Employee Profit Sharing Plan (KEPSP) for the three months ended March 31, 2012.

Other Incentive Compensation

        Citigroup may at times issue deferred cash awards to new hires in replacement of prior employer's awards or other forfeited compensation. The vesting schedules and terms and conditions of these deferred cash awards may be structured to match the terms of awards or other compensation from a prior employer that was forfeited to accept employment with the Company. The Company recognized $31 million of expense related to these plans for the three months ended March 31, 2012.

        Additionally, certain subsidiaries or business units of the Company operate and may from time to time introduce other incentive plans for certain employees that have an incentive-based award component. These awards are not considered material to Citigroup's operations.

8.    RETIREMENT BENEFITS

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

Net (Benefit) Expense

	Three Months Ended March 31,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2012	2011	2012	2011	2012	2011	2012	2011
Qualified Plans
Benefits earned during the year	$3	$4	$50	$42	$—	$—	$7	$6
Interest cost on benefit obligation	141	155	90	85	11	15	28	26
Expected return on plan assets	(224)	(222)	(98)	(94)	(1)	(2)	(25)	(25)
Amortization of unrecognized
Prior service cost (benefit)	—	—	1	1	—	(1)	—	—
Net actuarial loss	24	17	19	14	2	3	6	5
Curtailment (gain) loss	—	—	—	3	—	—	—	—

Net qualified plans (benefit) expense	$(56)	$(46)	$62	$51	$12	$15	$16	$12

Nonqualified plans expense	$10	$10	$—	$—	$—	$—	$—	$—

Total net (benefit) expense	$(46)	$(36)	$62	$51	$12	$15	$16	$12

Contributions

        The Company's funding policy for U.S. and non-U.S. pension plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate.

        For the U.S. pension plans, there are no expected or required cash contributions for 2012. For the U.S. non-qualified pension plans, the Company contributed $11 million in benefits paid directly during the period ended March 31, 2012 and expects to contribute an additional $35 million in benefits paid during the remainder of 2012.

        For the non-U.S. pension plans, the Company contributed $47 million in cash and benefits paid directly during the three months ended March 31, 2012 and expects to contribute an additional $204 million during the remainder of 2012.

        For the U.S. postretirement benefit plans, the Company expects to contribute approximately $55 million in benefits paid directly in 2012.

        For the non-U.S. postretirement plans, the Company contributed $2 million in cash and benefits paid directly during the three months ended March 31, 2012 and expects to contribute $93 million during the remainder of 2012.

        These estimates are subject to change, since contribution decisions are affected by various factors, such as market performance and regulatory requirements. In addition, management has the ability to change funding policy.

Postemployment Plans

        The Company sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability. For the periods ended March 31, 2012 and 2011, the plans' net expense recognized in the Consolidated Statement of Income was $20 million and $18 million, respectively. For the period ended March 31, 2012, the prior service cost and net actuarial loss were approximately $2 million and $3 million, respectively, and for the period ended March 31, 2011, were approximately $2 million and $2 million, respectively.

9.    EARNINGS PER SHARE

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the three months ended March 31:

In millions, except per-share amounts	2012	2011(1)
Income from continuing operations before attribution of noncontrolling interests	$3,062	$3,031
Less: Noncontrolling interests from continuing operations	126	72

Net income from continuing operations (for EPS purposes)	$2,936	$2,959
Income (loss) from discontinued operations, net of taxes	(5)	40

Citigroup's net income	$2,931	$2,999
Less: Preferred dividends	4	4

Net income available to common shareholders	$2,927	$2,995
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	54	35

Net income allocated to common shareholders for basic EPS	$2,873	$2,960
Add: Interest expense, net of tax, on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to diluted EPS	4	1

Net income allocated to common shareholders for diluted EPS	$2,877	$2,961

Weighted-average common shares outstanding applicable to basic EPS	2,926.2	2,904.4
Effect of dilutive securities
TDECs	87.7	87.6
Options	—	2.5
Other employee plans	0.5	2.0
Convertible securities	0.1	0.1

Adjusted weighted-average common shares outstanding applicable to diluted EPS	3,014.5	2,996.6

Basic earnings per share
Income from continuing operations	$0.98	$1.01
Discontinued operations	—	0.01

Net income	$0.98	$1.02

Diluted earnings per share(2)
Income from continuing operations	$0.96	$0.97
Discontinued operations	—	0.01

Net income	$0.95	$0.99

(1)
All per-share amounts and Citigroup shares outstanding for all periods reflect Citigroup's 1-for-10 reverse stock split, which was effective May 6, 2011.

(2)
Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

        During the first quarters of 2012 and 2011, weighted-average options to purchase 36.6 million and 9.7 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share, because the weighted-average exercise prices of $60.68 and $192.03, respectively, were greater than the average market price of the Company's common stock.

        Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with an exercise price of $178.50 and $106.10 for approximately 21.0 million and 25.5 million shares of common stock, respectively, were not included in the computation of earnings per share in the first quarters of 2012 and 2011, because they were anti-dilutive.

        The final tranche of equity units held by the Abu Dhabi Investment Authority (ADIA) converted into 5.9 million shares of Citigroup common stock during the third quarter of 2011. Equity units held by ADIA of approximately 8.8 million shares were not included in the computation of earnings per share in the first quarter of 2011 because the exercise price of $318.30 was greater than the average market price of the Company's common stock.

10.    TRADING ACCOUNT ASSETS AND LIABILITIES

        Trading account assets and Trading account liabilities, at fair value, consisted of the following at March 31, 2012 and December 31, 2011:

In millions of dollars	March 31, 2012	December 31, 2011
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$28,716	$27,535
Prime	1,181	877
Alt-A	616	609
Subprime	637	989
Non-U.S. residential	621	396
Commercial	1,839	2,333

Total mortgage-backed securities	$33,610	$32,739

U.S. Treasury and federal agency securities
U.S. Treasury	$16,893	$18,227
Agency obligations	2,649	1,172

Total U.S. Treasury and federal agency securities	$19,542	$19,399

State and municipal securities	$5,970	$5,364
Foreign government securities	80,514	79,551
Corporate	39,822	37,026
Derivatives(2)	56,743	62,327
Equity securities	45,961	33,230
Asset-backed securities(1)	7,293	7,071
Other debt securities	17,595	15,027

Total trading account assets	$307,050	$291,734

Trading account liabilities
Securities sold, not yet purchased	$82,202	$69,809
Derivatives(2)	53,754	56,273

Total trading account liabilities	$135,956	$126,082

(1)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 17 to the Consolidated Financial Statements.

(2)
Presented net, pursuant to enforceable master netting agreements. See Note 18 to the Consolidated Financial Statements for a discussion regarding the accounting and reporting for derivatives.

11.    INVESTMENTS

Overview

In millions of dollars	March 31, 2012	December 31, 2011
Securities available-for-sale	$270,582	$265,204
Debt securities held-to-maturity(1)	10,126	11,483
Non-marketable equity securities carried at fair value(2)	8,842	8,836
Non-marketable equity securities carried at cost(3)	7,773	7,890

Total investments	$297,323	$293,413

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

Securities Available-for-Sale

        The amortized cost and fair value of securities available-for-sale (AFS) at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012				December 31,2011
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$43,934	$1,246	$78	$45,102	$44,394	$1,438	$51	$45,781
Prime	119	1	3	117	118	1	6	113
Alt-A	1	—	—	1	1	—	—	1
Subprime	—	—	—	—	—	—	—	—
Non-U.S. residential	6,404	27	5	6,426	4,671	9	22	4,658
Commercial	477	18	7	488	465	16	9	472

Total mortgage-backed securities	$50,935	$1,292	$93	$52,134	$49,649	$1,464	$88	$51,025

U.S. Treasury and federal agency securities
U.S. Treasury	$53,764	$1,198	$47	$54,915	$48,790	$1,439	$—	$50,229
Agency obligations	33,759	505	5	34,259	34,310	601	2	34,909

Total U.S. Treasury and federal agency securities	$87,523	$1,703	$52	$89,174	$83,100	$2,040	$2	$85,138

State and municipal(2)	$16,018	$123	$1,997	$14,144	$16,819	$134	$2,554	$14,399
Foreign government	88,981	595	299	89,277	84,360	558	404	84,514
Corporate	11,688	318	32	11,974	10,005	305	53	10,257
Asset-backed securities(1)	10,871	39	64	10,846	11,053	31	81	11,003
Other debt securities	595	15	—	610	670	13	—	683

Total debt securities AFS	$266,611	$4,085	$2,537	$268,159	$255,656	$4,545	$3,182	$257,019

Marketable equity securities AFS	$2,542	$48	$167	$2,423	$6,722	$1,658	$195	$8,185

Total securities AFS	$269,153	$4,133	$2,704	$270,582	$262,378	$6,203	$3,377	$265,204

(1)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 17 to the Consolidated Financial Statements.

(2)
The unrealized losses on state and municipal debt securities are primarily attributable to the result of yields on taxable fixed income instruments decreasing relatively faster than the general tax-exempt municipal yields and the effects of fair value hedge accounting.

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

        The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of March 31, 2012 and December 31, 2011:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2012
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$7,701	$60	$301	$18	$8,002	$78
Prime	23	—	34	3	57	3
Alt-A	—	—	—	—	—	—
Subprime	—	—	—	—	—	—
Non-U.S. residential	1,737	5	49	—	1,786	5
Commercial	31	—	29	7	60	7

Total mortgage-backed securities	$9,492	$65	$413	$28	$9,905	$93

U.S. Treasury and federal agency securities
U.S. Treasury	$14,795	$46	$49	$1	$14,844	$47
Agency obligations	3,753	5	—	—	3,753	5

Total U.S. Treasury and federal agency securities	$18,548	$51	$49	$1	$18,597	$52

State and municipal	$3	$29	$11,110	$1,968	$11,113	$1,997
Foreign government	32,177	132	8,783	167	40,960	299
Corporate	1,893	11	203	21	2,096	32
Asset-backed securities	3,261	51	504	13	3,765	64
Other debt securities	—	—	—	—	—	—
Marketable equity securities AFS	17	2	1,331	165	1,348	167

Total securities AFS	$65,391	$341	$22,393	$2,363	$87,784	$2,704

December 31, 2011
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$5,398	$32	$51	$19	$5,449	$51
Prime	27	1	40	5	67	6
Alt-A	—	—	—	—	—	—
Subprime	—	—	—	—	—	—
Non-U.S. residential	3,418	22	57	—	3,475	22
Commercial	35	1	31	8	66	9

Total mortgage-backed securities	$8,878	$56	$179	$32	$9,057	$88

U.S. Treasury and federal agency securities
U.S. Treasury	$553	$—	$—	$—	$553	$—
Agency obligations	2,970	2	—	—	2,970	2

Total U.S. Treasury and federal agency securities	$3,523	$2	$—	$—	$3,523	$2

State and municipal	$59	$2	$11,591	$2,552	$11,650	$2,554
Foreign government	33,109	211	11,205	193	44,314	404
Corporate	2,104	24	203	29	2,307	53
Asset-backed securities	4,625	68	466	13	5,091	81
Other debt securities	164	—	—	—	164	—
Marketable equity securities AFS	47	5	1,457	190	1,504	195

Total securities AFS	$52,509	$368	$25,101	$3,009	$77,610	$3,377

        The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$16	$16	$—	$—
After 1 but within 5 years	429	431	422	423
After 5 but within 10 years	2,031	2,104	2,757	2,834
After 10 years(2)	48,459	49,583	46,470	47,768

Total	$50,935	$52,134	$49,649	$51,025

U.S. Treasury and federal agency securities
Due within 1 year	$17,667	$17,687	$14,615	$14,637
After 1 but within 5 years	65,596	66,914	62,241	63,823
After 5 but within 10 years	4,201	4,515	5,862	6,239
After 10 years(2)	59	58	382	439

Total	$87,523	$89,174	$83,100	$85,138

State and municipal
Due within 1 year	$138	$139	$142	$142
After 1 but within 5 years	498	500	455	457
After 5 but within 10 years	194	204	182	188
After 10 years(2)	15,188	13,301	16,040	13,612

Total	$16,018	$14,144	$16,819	$14,399

Foreign government
Due within 1 year	$31,140	$31,112	$34,924	$34,864
After 1 but within 5 years	49,469	49,215	41,612	41,675
After 5 but within 10 years	7,121	7,554	6,993	6,998
After 10 years(2)	1,251	1,396	831	977

Total	$88,981	$89,277	$84,360	$84,514

All other(3)
Due within 1 year	$3,814	$3,827	$4,055	$4,072
After 1 but within 5 years	10,863	10,980	9,843	9,928
After 5 but within 10 years	3,873	4,026	3,009	3,160
After 10 years(2)	4,604	4,597	4,821	4,783

Total	$23,154	$23,430	$21,728	$21,943

Total debt securities AFS	$266,611	$268,159	$255,656	$257,019

(1)
Includes mortgage-backed securities of U.S. government-sponsored entities.

(2)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)
Includes corporate, asset-backed and other debt securities.

        The following table presents interest and dividends on investments for the three months ended March 31, 2012 and 2011:

	Three months ended
In millions of dollars	March 31, 2012	March 31, 2011
Taxable interest	$1,660	$2,121
Interest exempt from U.S. federal income tax	174	221
Dividends	76	69

Total interest and dividends	$1,910	$2,411

        The following table presents realized gains and losses on all investments for the three months ended March 31, 2012 and 2011. The gross realized investment losses exclude losses from other-than-temporary impairment:

	Three months ended
In millions of dollars	March 31, 2012	March 31, 2011
Gross realized investment gains	$2,166	$680
Gross realized investment losses(1)	(241)	(100)

Net realized gains	$1,925	$580

(1)
During the first quarter of 2012, the Company sold various debt securities that were classified as held-to-maturity. These sales were in response to a significant deterioration in the creditworthiness of the issuers or securities. The securities sold had a carrying value of $967 million, and the Company recorded a realized loss of $144 million. In addition, a security with a carrying value of $39 million was reclassified to AFS securities in response to significant credit deterioration. The Company intends to sell the security and recorded an other-than-temporary-impairment loss of $13 million, reflected in the following table.

Debt Securities Held-to-Maturity

        The carrying value and fair value of debt securities held-to-maturity (HTM) at March 31, 2012 and December 31, 2011 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized loss recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2012
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$341	$61	$280	$22	$7	$295
Alt-A	4,117	1,241	2,876	2	237	2,641
Subprime	274	44	230	1	37	194
Non-U.S. residential	3,446	499	2,947	72	224	2,795
Commercial	492	2	490	6	30	466

Total mortgage-backed securities	$8,670	$1,847	$6,823	$103	$535	$6,391

State and municipal	$1,377	$91	$1,286	$90	$70	$1,306
Corporate	1,201	127	1,074	8	1	1,081
Asset-backed securities(3)	976	33	943	9	74	878

Total debt securities held-to-maturity	$12,224	$2,098	$10,126	$210	$680	$9,656

December 31, 2011
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$360	$73	$287	$21	$20	$288
Alt-A	4,732	1,404	3,328	20	319	3,029
Subprime	383	47	336	1	71	266
Non-U.S. residential	3,487	520	2,967	59	290	2,736
Commercial	513	1	512	4	52	464

Total mortgage-backed securities	$9,475	$2,045	$7,430	$105	$752	$6,783

State and municipal	$1,422	$95	$1,327	$68	$72	$1,323
Corporate	1,862	113	1,749	—	254	1,495
Asset-backed securities(3)	1,000	23	977	9	87	899

Total debt securities held-to-maturity	$13,759	$2,276	$11,483	$182	$1,165	$10,500

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

(3)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 17 to the Consolidated Financial Statements.

        The Company has the positive intent and ability to hold these securities to maturity absent any unforeseen further significant changes in circumstances, including deterioration in credit or with regard to regulatory capital requirements.

        The net unrealized losses classified in AOCI relate to debt securities reclassified from AFS investments to HTM investments in a prior year. Additionally, for HTM securities that have suffered credit impairment, declines in fair value for reasons other than credit losses are recorded in AOCI. The AOCI balance was $2.1 billion as of March 31, 2012, compared to $2.3 billion as of December 31, 2011. The AOCI balance for HTM securities is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same debt securities. This will have no impact on the Company's net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

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

        Citigroup reclassified and sold the securities as part of its overall efforts to mitigate its risk-weighted assets (RWA) in order to comply with significant new regulatory capital requirements which, although not yet implemented or formally adopted, are nonetheless currently being used to assess the forecasted capital adequacy of the Company and other large U.S. banking organizations. These regulatory capital changes, which were largely unforeseen when the Company initially reclassified the debt securities from Trading account assets and Investments available-for-sale to Investments held-to-maturity in the fourth quarter of 2008 (see note 1 to the table below), include: (i) the U.S. Basel II credit and operational risk capital standards; (ii) the Basel Committee's agreed-upon, and the U.S.-proposed, revisions to the market risk capital rules, which significantly increased the risk weightings for certain trading book positions; (iii) the Basel Committee's substantial issuance of Basel III, which raised the quantity and quality of required regulatory capital and materially increased RWA for securitization exposures; and (iv) certain regulatory capital-related provisions in The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

        Through March 31, 2012, the Company has sold substantially all of the $12.7 billion of HTM securities that were reclassified to Trading account assets in the first quarter of 2011. The carrying value and fair value of debt securities at the date of reclassification or sale were as follows:

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

        The table below shows the fair value of debt securities in HTM that have been in an unrecognized loss position for less than 12 months or for 12 months or longer as of March 31, 2012 and December 31, 2011:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
March 31, 2012
Debt securities held-to-maturity
Mortgage-backed securities	$981	$69	$4,195	$466	$5,176	$535
State and municipal	—	—	634	70	634	70
Corporate	—	—	606	1	606	1
Asset-backed securities	177	23	604	51	781	74

Total debt securities held-to-maturity	$1,158	$92	$6,039	$588	$7,197	$680

December 31, 2011
Debt securities held-to-maturity
Mortgage-backed securities	$735	$63	$4,827	$689	$5,562	$752
State and municipal	—	—	682	72	682	72
Corporate	—	—	1,427	254	1,427	254
Asset-backed securities	480	71	306	16	786	87

Total debt securities held-to-maturity	$1,215	$134	$7,242	$1,031	$8,457	$1,165

        Excluded from the gross unrecognized losses presented in the above table are the $2.1 billion and $2.3 billion of gross unrealized losses recorded in AOCI as of March 31, 2012 and December 31, 2011, respectively, mainly related to the HTM securities that were reclassified from AFS investments.

        Virtually all of these unrecognized losses relate to securities that have been in a loss position for 12 months or longer at both March 31, 2012 and December 31, 2011.

        The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	307	281	275	239
After 5 but within 10 years	184	186	238	224
After 10 years(1)	6,332	5,924	6,917	6,320

Total	$6,823	$6,391	$7,430	$6,783

State and municipal
Due within 1 year	$4	$4	$4	$4
After 1 but within 5 years	43	49	43	46
After 5 but within 10 years	64	73	31	30
After 10 years(1)	1,175	1,180	1,249	1,243

Total	$1,286	$1,306	$1,327	$1,323

All other(2)
Due within 1 year	$11	$11	$21	$21
After 1 but within 5 years	644	657	470	438
After 5 but within 10 years	554	550	1,404	1,182
After 10 years(1)	808	741	831	753

Total	$2,017	$1,959	$2,726	$2,394

Total debt securities held-to-maturity	$10,126	$9,656	$11,483	$10,500

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

        Management assesses equity method investments with fair value less than carrying value for OTTI. Fair value is measured as price multiplied by quantity if the investee has publicly listed securities. If the investee is not publicly listed, other methods are used (see Note 19 to the Consolidated Financial Statements).

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

        For impaired equity method investments that management does not plan to sell prior to recovery of value and is not likely to be required to sell, the evaluation of whether an impairment is other than temporary is based on (i) whether and when an equity method investment will recover in value and (ii) whether the investor has the intent and ability to hold that investment for a period of time sufficient to recover the value. The determination of whether the impairment is considered other than temporary is based on all of the following indicators, regardless of the time and extent of impairment:

  •
  Cause of the impairment and the financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer;

  •
  Intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value; and

  •
  Length of time and extent to which fair value has been less than the carrying value.

        As previously announced on March 23, 2012, Citi plans to reduce its ownership interest in Akbank to below 10%, subject to appropriate market conditions and required approvals. As of March 31, 2012, Citi held a 20% equity interest in Akbank, which it purchased in January 2007, accounted for as an equity method investment. As a result of its decision to sell its share holdings in Akbank, in the first quarter of 2012 Citi recorded an impairment charge related to its total investment in Akbank amounting to approximately $1.2 billion pretax ($763 million after-tax). This impairment charge was primarily driven by the recognition of all respective net investment foreign currency hedging and translation losses previously reflected in AOCI as well as a reduction in carrying value of the investment to reflect the market price of Akbank's shares. The impairment charge was recorded in Other-than-temporary impairment losses on investments in the Consolidated Statement of Income.

        As of March 31, 2012, Citi's carrying value of its equity method investment in the MSSB JV was approximately $10 billion.

The midpoint of Citi's current range of estimated fair values for this investment was above its carrying value as of March 31, 2012, and thus there was no impairment as of March 31, 2012. See also Note 19 to the Consolidated Financial Statements. The fair market value of the MSSB JV for purposes of any transaction(s) between Citigroup and Morgan Stanley will be determined pursuant to an appraisal process, as previously disclosed.

        For debt securities that are not deemed to be credit impaired, management assesses whether it intends to sell or whether it is more-likely-than-not that it would be required to sell the investment before the expected recovery of the amortized cost basis. In most cases, management has asserted that it has no intent to sell and that it believes it is not likely to be required to sell the investment before recovery of its amortized cost basis. Where such an assertion cannot be made, the security's decline in fair value is deemed to be other than temporary and is recorded in earnings.

        For debt securities, a critical component of the evaluation for OTTI is the identification of credit impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. For securities purchased and classified as AFS with the expectation of receiving full principal and interest cash flows as of the date of purchase, this analysis considers the likelihood of receiving all contractual principal and interest. For securities reclassified out of the trading category in the fourth quarter of 2008, the analysis considers the likelihood of receiving the expected principal and interest cash flows anticipated as of the date of reclassification in the fourth quarter of 2008. The extent of the Company's analysis regarding credit quality and the stress on assumptions used in the analysis have been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company's process for identifying credit-related impairments in security types with the most significant unrealized losses as of March 31, 2012.

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

        The key assumptions for mortgage-backed securities as of March 31, 2012 are in the table below:

March 31, 2012
Prepayment rate(1)	1%-8% CRR
Loss severity(2)	45%-95%

(1)
Conditional Repayment Rate (CRR) represents the annualized expected rate of voluntary prepayment of principal for mortgage-backed securities over a certain period of time.

(2)
Loss severity rates are estimated considering collateral characteristics and generally range from 45%-60% for prime bonds, 50%-95% for Alt-A bonds and 65%-90% for subprime bonds.

        The valuation as of March 31, 2012 assumes that U.S. housing prices will decrease 4% in 2012, decrease 1% in 2013, remain flat in 2014 and increase 3% per year from 2015 onwards, while unemployment is 7.9% by the end of the fourth quarter of 2012.

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

Recognition and Measurement of OTTI

        The following table presents the total OTTI recognized in earnings during the three months ended March 31, 2012:

	Three months ended March 31, 2012
OTTI on Investments and Other Assets In millions of dollars
	AFS	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period ended March 31, 2012	$3	$117	$—	$120
Less: portion of OTTI loss recognized in AOCI (before taxes)	1	21	—	22

Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$2	$96	$—	$98
OTTI losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery(1)	26	—	1,181	1,207

Total impairment losses recognized in earnings	$28	$96	$1,181	$1,305

(1)
In the first quarter of 2012, the Company recorded an impairment charge relating to its total investment in Akbank amounting to $1.2 billion pretax ($763 million after-tax). See "Evaluating Investments for Other-Than-Temporary Impairments" above.

        The following is a three month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of March 31, 2012 that the Company does not intend to sell nor will likely be required to sell:

	Cumulative OTTI credit losses recognized in earnings
In millions of dollars	December 31, 2011 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	March 31, 2012 balance
AFS debt securities
Mortgage-backed securities
Prime	$292	$—	$—	$—	$292
Alt-A	2	—	—	—	2
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	$296	$—	$—	$—	$296
State and municipal securities	3	—	—	—	3
U.S. Treasury securities	67	—	—	—	67
Foreign government securities	168	—	—	—	168
Corporate	151	1	1	(3)	150
Asset-backed securities	10	—	—	—	10
Other debt securities	52	—	—	—	52

Total OTTI credit losses recognized for AFS debt securities	$747	$1	$1	$(3)	$746

HTM debt securities
Mortgage-backed securities
Prime	$84	$5	$7	$—	$96
Alt-A	2,218	3	74	—	2,295
Subprime	252	—	1	—	253
Non-U.S. residential	96	—	—	(16)	80
Commercial real estate	10	—	—	—	10

Total mortgage-backed securities	$2,660	$8	$82	$(16)	$2,734
State and municipal securities	9	—	—	—	9
Corporate	391	3	1	—	395
Asset-backed securities	113	—	—	—	113
Other debt securities	9	2	—	—	11

Total OTTI credit losses recognized for HTM debt securities	$3,182	$13	$83	$(16)	$3,262

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

In millions of dollars at March 31, 2012	Fair value		Unfunded commitments	Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
Hedge funds	$1,244		$—	Generally quarterly	10-95 days
Private equity funds(1)(2)(3)	957		431	—	—
Real estate funds(3)(4)	216		158	—	—

Total	$2,417	(5)	$589	—	—

(1)
Includes investments in private equity funds carried at cost with a carrying value of $7 million.

(2)
Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.

(3)
This category includes several real estate funds that invest primarily in commercial real estate in the U.S., Europe and Asia.

(4)
With respect to the Company's investments that it holds in private equity funds and real estate funds, distributions from each fund will be received as the underlying assets held by these funds are liquidated. It is estimated that the underlying assets of these funds will be liquidated over a period of several years as market conditions allow. While certain investments within the portfolio may be sold, no specific assets have been identified for sale. Because it is not probable that any individual investment will be sold, the fair value of each individual investment has been estimated using the NAV of the Company's ownership interest in the partners' capital. Private equity and real estate funds do not allow redemption of investments by their investors. Investors are permitted to sell or transfer their investments, subject to the approval of the general partner or investment manager of these funds, which generally may not be unreasonably withheld.

(5)
Included in the total fair value of investments above is $0.5 billion of fund assets that are valued using NAVs provided by third-party asset managers. Amounts exclude investments in funds that are consolidated by Citi.

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

Consumer Loans

        Consumer loans represent loans and leases managed primarily by the Global Consumer Banking and Local Consumer Lending businesses. The following table provides information by loan type:

In millions of dollars	Mar. 31, 2012	Dec. 31, 2011
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$136,325	$139,177
Installment, revolving credit, and other	14,942	15,616
Cards	110,049	117,908
Commercial and industrial	4,796	4,766
Lease financing	—	1

	$266,112	$277,468

In offices outside the U.S.
Mortgage and real estate(1)	$53,652	$52,052
Installment, revolving credit, and other	35,813	34,613
Cards	39,319	38,926
Commercial and industrial	20,830	19,975
Lease financing	757	711

	$150,371	$146,277

Total Consumer loans	$416,483	$423,745
Net unearned income (loss)	(380)	(405)

Consumer loans, net of unearned income	$416,103	$423,340

(1)
Loans secured primarily by real estate.

        During the three months ended March 31, 2012 and March 31, 2011, the Company sold and/or reclassified (to held-for-sale) $0.6 billion and $6.9 billion, respectively, of Consumer loans. The Company did not have significant purchases of Consumer loans during the three months ended March 31, 2012 or March 31, 2011.

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

        The following tables provide details on Citigroup's Consumer loan delinquency and non-accrual loans as of March 31, 2012 and December 31, 2011:

Consumer Loan Delinquency and Non-Accrual Details at March 31, 2012

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due Government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$80,290	$3,166	$4,269	$6,565	$94,290	$4,321	$5,120
Home equity loans(5)	40,224	750	928	—	41,902	1,713	—
Credit cards	106,724	1,940	1,890	—	110,554	—	1,890
Installment and other	14,571	279	227	—	15,077	411	8
Commercial market loans	6,969	9	174	—	7,152	189	11

Total	$248,778	$6,144	$7,488	$6,565	$268,975	$6,634	$7,029

In offices outside North America
Residential first mortgages	$44,972	$581	$502	—	$46,055	$780	$—
Home equity loans(5)	6	—	2	—	8	2	—
Credit cards	37,643	971	801	—	39,415	501	516
Installment and other	28,311	553	203	—	29,067	281	—
Commercial market loans	31,580	75	143	—	31,798	441	—

Total	$142,512	$2,180	$1,651	—	$146,343	$2,005	$516

Total GCB and LCL	$391,290	$8,324	$9,139	$6,565	$415,318	$8,639	$7,545
Special Asset Pool (SAP)	730	10	45	—	785	110	—

Total Citigroup	$392,020	$8,334	$9,184	$6,565	$416,103	$8,749	$7,545

(1)
Loans less than 30 days past due are presented as current.

(2)
Includes $1.3 billion of residential first mortgages recorded at fair value.

(3)
Excludes loans guaranteed by U.S. government entities.

(4)
Consists of residential first mortgages that are guaranteed by U.S. government entities that are 30-89 days past due of $1.3 billion and ≥ 90 days past due of $5.1 billion.

(5)
Fixed rate home equity loans and loans extended under home equity lines of credit which are typically in junior lien positions.

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2011

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due Government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$80,929	$3,550	$4,273	$6,686	$95,438	$4,328	$5,054
Home equity loans(5)	41,579	868	1,028	—	43,475	988	—
Credit cards	114,022	2,344	2,058	—	118,424	—	2,058
Installment and other	15,215	340	222	—	15,777	438	10
Commercial market loans	6,643	15	207	—	6,865	220	14

Total	$258,388	$7,117	$7,788	$6,686	$279,979	$5,974	$7,136

In offices outside North America
Residential first mortgages	$43,310	$566	$482	$—	$44,358	$744	$—
Home equity loans(5)	6	—	2	—	8	2	—
Credit cards	38,289	930	785	—	40,004	496	490
Installment and other	26,300	528	197	—	27,025	258	—
Commercial market loans	30,491	79	127	—	30,697	401	—

Total	$138,396	$2,103	$1,593	$—	$142,092	$1,901	$490

Total GCB and LCL	$396,784	$9,220	$9,381	$6,686	$422,071	$7,875	$7,626
Special Asset Pool (SAP)	1,193	29	47	—	1,269	115	—

Total Citigroup	$397,977	$9,249	$9,428	$6,686	$423,340	$7,990	$7,626

(1)
Loans less than 30 days past due are presented as current.

(2)
Includes $1.3 billion of residential first mortgages recorded at fair value.

(3)
Excludes loans guaranteed by U.S. government entities.

(4)
Consists of residential first mortgages that are guaranteed by U.S. government entities that are 30-89 days past due of $1.6 billion and ≥ 90 days past due of $5.1 billion.

(5)
Fixed rate home equity loans and loans extended under home equity lines of credit which are typically in junior lien positions.

Consumer Credit Scores (FICO)

        In the U.S., independent credit agencies rate an individual's risk for assuming debt based on the individual's credit history and assign every consumer a credit score. These scores are often called "FICO scores" because most credit bureau scores used in the U.S. are produced from software developed by Fair Isaac Corporation. Scores range from a high of 900 (which indicates high credit quality) to 300. These scores are continually updated by the agencies based upon an individual's credit actions (e.g., taking out a loan or missed or late payments).

        The following table provides details on the FICO scores attributable to Citi's U.S. Consumer loan portfolio as of March 31, 2012 and December 31, 2011 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis.

	March 31, 2012
FICO score distribution in U.S. portfolio(1)(2) In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$19,723	$8,604	$52,727
Home equity loans	6,529	3,628	29,717
Credit cards	9,120	10,582	86,349
Installment and other	4,631	2,473	5,585

Total	$40,003	$25,287	$174,378

(1)
Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)
Excludes balances where FICO was not available. Such amounts are not material.

	December 31, 2011
FICO score distribution in U.S. portfolio(1)(2) In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$20,370	$8,815	$52,839
Home equity loans	6,385	3,596	31,389
Credit cards	9,621	10,905	93,234
Installment and other	3,789	2,858	6,704

Total	$40,165	$26,174	$184,166

(1)
Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)
Excludes balances where FICO was not available. Such amounts are not material.

Loan to Value Ratios (LTV)

        Loan to value (LTV) ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.

        The following tables provide details on the LTV ratios attributable to Citi's U.S. Consumer mortgage portfolios as of March 31, 2012 and December 31, 2011. LTV ratios are updated monthly using the most recent Core Logic HPI data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available; otherwise, at the state level. The remainder of the portfolio is updated in a similar manner using the Office of Federal Housing Enterprise Oversight indices.

	March 31, 2012
LTV distribution in U.S. portfolio(1)(2) In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$35,583	$20,160	$25,293
Home equity loans	11,816	9,426	18,464

Total	$47,399	$29,586	$43,757

(1)
Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)
Excludes balances where LTV was not available. Such amounts are not material.

	December 31, 2011
LTV distribution in U.S. portfolio(1)(2) In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$36,422	$21,146	$24,425
Home equity loans	12,724	10,232	18,226

Total	$49,146	$31,378	$42,651

(1)
Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

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

        The following tables present information about total impaired Consumer loans at and for the periods ending March 31, 2012 and December 31, 2011, respectively, and for the three-month periods ended March 31, 2012 and March 31, 2011 for interest income recognized on impaired Consumer loans:

Impaired Consumer Loans

	March 31, 2012				Three Months Ended Mar. 31, 2012	Three Months Ended Mar. 31, 2011
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)(6)	Interest income recognized(5)(6)
Mortgage and real estate
Residential first mortgages	$19,076	$20,561	$2,995	$19,087	$215	$201
Home equity loans	1,706	1,821	1,149	1,763	15	12
Credit cards	5,971	6,031	2,788	6,465	87	97
Installment and other
Individual installment and other	2,208	2,209	937	2,472	69	71
Commercial market loans	531	769	71	523	4	9

Total(7)	$29,492	$31,391	$7,940	$30,310	$390	$390

(1)
Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)
$929 million of residential first mortgages, $61 million of home equity loans and $203 million of commercial market loans do not have a specific allowance.

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

(7)
Prior to 2008, the Company's financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers' financial difficulties and it was determined that a concession was granted to the borrower. Smaller-balance consumer loans modified since January 1, 2008 amounted to $29.0 billion at March 31, 2012. However, information derived from Citi's risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $30.0 billion at March 31, 2012.

	December 31, 2011
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$19,616	$20,803	$3,404	$18,642
Home equity loans	1,771	1,823	1,252	1,680
Credit cards	6,695	6,743	3,122	6,542
Installment and other
Individual installment and other	2,264	2,267	1,032	2,644
Commercial market loans	517	782	75	572

Total(7)	$30,863	$32,418	$8,885	$30,080

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

Consumer Troubled Debt Restructurings

        The following tables present TDRs occurring during the three -month periods ended March 31, 2012 and 2011:

March 31, 2012:

In millions of dollars except number of loans modified	Number of loans modified	Pre-modification recorded investment	Post-modification recorded investment(1)	Deferred principal(2)	Contingent principal forgiveness(3)	Principal forgiveness	Average interest rate reduction
North America
Residential first mortgages	5,618	$744	$746	$—	$—	$11	3%
Home equity loans	2,655	109	107	—	—	2	4
Credit cards	65,236	345	345	—	—	—	17
Installment and other revolving	19,817	147	146	—	—	—	6
Commercial markets(4)	35	2	—	—	—	—	—

Total	93,361	$1,347	$1,344	$—	$—	$13

International
Residential first mortgages	587	$35	$34	$—	$—	$1	1%
Home equity loans	16	1	1	—	—	—	—
Credit cards	53,171	147	145	—	—	—	30
Installment and other revolving	12,153	77	76	—	—	—	17
Commercial markets(4)	20	15	—	—	—	1	—

Total	65,947	$275	$256	$—	$—	$2

(1)
Post-modification balances include past due amounts that are capitalized at modification date.

(2)
Represents portion of loan principal that is non-interest bearing but still due from borrower. Effective in the first quarter of 2012, such deferred principal is charged off at the time of modification to the extent that the related loan balance exceeds the underlying collateral value. A significant amount of the reported balances have been charged off.

(3)
Represents portion of loan principal that is non-interest bearing and, depending upon borrower performance, eligible for forgiveness.

(4)
Commercial markets loans are generally borrower-specific modifications and incorporate changes in the amount and/or timing of principal and/or interest.

March 31, 2011:

In millions of dollars except number of loans modified	Number of loans modified	Pre-modification recorded investment	Post-modification recorded investment(1)	Deferred principal(2)	Contingent principal forgiveness(3)	Principal forgiveness	Average interest rate reduction
North America
Residential first mortgages	10,116	$1,569	$1,627	$39	$13	$—	2%
Home equity loans	6,562	361	362	13	—	—	4
Credit cards	211,881	1,258	1,253	—	—	—	19
Installment and other revolving	29,787	230	228	—	—	—	4
Commercial markets(4)	298	21	—	—	—	—	—

Total	258,644	$3,439	$3,470	$52	$13	$—

International
Residential first mortgages	1,511	$76	$74	$—	$—	$2	1%
Home equity loans	19	1	1	—	—	—	—
Credit cards	70,962	190	188	—	—	1	20
Installment and other revolving	38,919	177	172	—	—	4	8
Commercial markets(4)	3	3	—	—	—	—	—

Total	111,414	$447	$435	$—	$—	$7

(1)
Post-modification balances include past due amounts that are capitalized at modification date.

(2)
Represents portion of loan principal that is non-interest bearing but still due from borrower. Effective in the first quarter of 2012, such deferred principal is charged off at the time of modification to the extent that the related loan balance exceeds the underlying collateral value. A significant amount of the reported balances have been charged off.

(3)
Represents portion of loan principal that is non-interest bearing and, depending upon borrower performance, eligible for forgiveness.

(4)
Commercial markets loans are generally borrower-specific modifications and incorporate changes in the amount and/or timing of principal and/or interest.

        The following table presents TDR loans that defaulted during the first three months of 2012 and 2011, respectively, and for which the payment default occurred within one year of the modification.

In millions of dollars	March 31, 2012(1)	March 31, 2011(1)
North America
Residential first mortgages	$412	$437
Home equity loans	29	25
Credit cards	165	469
Installment and other revolving	33	19
Commercial markets(1)	—	—

Total	$639	$950

International
Residential first mortgages	$11	$36
Home equity loans	—	1
Credit cards	51	116
Installment and other revolving	38	83
Commercial markets(1)	—	—

Total	$100	$236

(1)
Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days.

Corporate Loans

        Corporate loans represent loans and leases managed by ICG or the SAP. The following table presents information by Corporate loan type as of March 31, 2012 and December 31, 2011:

In millions of dollars	Mar. 31, 2012	Dec. 31, 2011
Corporate
In U.S. offices
Commercial and industrial	$22,746	$21,667
Loans to financial institutions	36,303	33,265
Mortgage and real estate(1)	22,270	20,698
Installment, revolving credit and other	9,501	15,011
Lease financing	1,278	1,270

	$92,098	$91,911

In offices outside the U.S.
Commercial and industrial	$83,951	$79,764
Installment, revolving credit and other	15,341	14,114
Mortgage and real estate(1)	6,974	6,885
Loans to financial institutions	32,280	29,794
Lease financing	566	568
Governments and official institutions	1,497	1,576

	$140,609	$132,701

Total Corporate loans	$232,707	$224,612
Net unearned income (loss)	(788)	(710)

Corporate loans, net of unearned income	$231,919	$223,902

(1)
Loans secured primarily by real estate.

        During the three months ended March 31, 2012 and 2011, the Company sold and/or reclassified (to held-for-sale) $925 million and $2,145 million, respectively, of held-for-investment Corporate loans. The Company did not have significant purchases of loans classified as held-for-investment for the period ended March 31, 2012.

        Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired Corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While Corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by Corporate loan type as of March 31, 2012 and December 31, 2011:

Corporate Loan Delinquency and Non-Accrual Details at March 31, 2012

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans
Commercial and industrial	$60	$9	$69	$1,228	$104,122	$105,419
Financial institutions	—	—	—	615	66,286	66,901
Mortgage and real estate	202	128	330	942	27,843	29,115
Leases	2	—	2	11	1,831	1,844
Other	110	6	116	177	24,917	25,210
Loans at fair value						3,430

Total	$374	$143	$517	$2,973	$224,999	$231,919

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

(3)
Corporate loans are past due when principal or interest is contractually due but unpaid. Loans less than 30 days past due are presented as current.

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2011

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans
Commercial and industrial	$93	$30	$123	$1,144	$98,968	$100,235
Financial institutions	—	2	2	779	60,762	61,543
Mortgage and real estate	224	125	349	1,029	26,107	27,485
Leases	3	11	14	13	1,811	1,838
Other	225	15	240	271	28,351	28,862
Loans at fair value						3,939

Total	$545	$183	$728	$3,236	$215,999	$223,902

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

        Citigroup has established a risk management process to monitor, evaluate and manage the principal risks associated with its Corporate loan portfolio. As part of its risk management process, Citi assigns numeric risk ratings to its Corporate loan facilities based on quantitative and qualitative assessments of the obligor and facility. These risk ratings are reviewed at least annually or more often if material events related to the obligor or facility warrant. Factors considered in assigning the risk ratings include: financial condition of the obligor, qualitative assessment of management and strategy, amount and sources of repayment, amount and type of collateral and guarantee arrangements, amount and type of any contingencies associated with the obligor, and the obligor's industry and geography.

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

Corporate Loans Credit Quality Indicators at March 31, 2012 and December 31, 2011

	Recorded investment in loans(1)
In millions of dollars	March 31, 2012	December 31, 2011
Investment grade(2)
Commercial and industrial	$69,895	$67,919
Financial institutions	56,658	53,482
Mortgage and real estate	11,767	10,068
Leases	1,202	1,161
Other	22,591	24,129

Total investment grade	$162,113	$156,759

Non-investment grade(2)
Accrual
Commercial and industrial	$34,296	$31,172
Financial institutions	9,628	7,282
Mortgage and real estate	3,477	3,672
Leases	631	664
Other	2,442	4,462
Non-accrual
Commercial and industrial	1,228	1,144
Financial institutions	615	779
Mortgage and real estate	942	1,029
Leases	11	13
Other	177	271

Total non-investment grade	$53,447	$50,488

Private Banking loans managed on a
delinquency basis(2)	$12,929	$12,716
Loans at fair value	3,430	3,939

Corporate loans, net of unearned income	$231,919	$223,902

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

        The following tables present non-accrual loan information by Corporate loan type at March 31, 2012 and December 31, 2011, respectively, and interest income recognized on non-accrual Corporate loans for the three-month periods ended March 31, 2012 and 2011, respectively:

Non-Accrual Corporate Loans

	At and for the three months ended March 31, 2012
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized
Non-accrual Corporate loans
Commercial and industrial	$1,228	$1,571	$182	$1,267	$7
Loans to financial institutions	615	807	25	940	—
Mortgage and real estate	942	1,312	158	1,264	18
Lease financing	11	19	—	17	—
Other	177	369	54	316	1

Total non-accrual Corporate loans	$2,973	$4,078	$419	$3,804	$26

	At and for the three months ended December 31, 2011
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(3)
Non-accrual Corporate loans
Commercial and industrial	$1,144	$1,538	$186	$1,448
Loans to financial institutions	779	1,213	20	1,060
Mortgage and real estate	1,029	1,240	151	1,485
Lease financing	13	21	—	25
Other	271	476	63	416

Total non-accrual Corporate loans	$3,236	$4,488	$420	$4,434

In millions of dollars	Three Months Ended Mar. 31, 2011
Interest income recognized	$13

	March 31, 2012		December 31, 2011
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual Corporate loans with valuation allowances
Commercial and industrial	$500	$182	$501	$186
Loans to financial institutions	56	25	68	20
Mortgage and real estate	548	158	540	151
Other	124	54	130	63

Total non-accrual Corporate loans with specific allowance	$1,228	$419	$1,239	$420

Non-accrual Corporate loans without specific allowance
Commercial and industrial	$728		$643
Loans to financial institutions	559		711
Mortgage and real estate	394		489
Lease financing	11		13
Other	53		141

Total non-accrual Corporate loans without specific allowance	$1,745	N/A	$1,997	N/A

(1)
Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)
Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)
Average carrying value does not include related specific allowance.

N/A Not Applicable

Corporate Troubled Debt Restructurings

        The following tables provide details on TDR activity and default information as of and for the three-month periods ended March 31, 2012 and 2011.

        The following table presents TDRs occurring during the three-month period ended March 31, 2012.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$17	$17	$—	$—	$—	$1
Loans to financial institutions	—	—	—	—	—	—
Mortgage and real estate	61	60	—	1	—	—
Other	—	—	—	—	—	—

Total	$78	$77	$—	$1	$—	$1

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)
TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)
Balances reflect charge-offs and reserves recorded during the three months ended March 31, 2012 on loans subject to a TDR during the period then ended.

        The following table presents TDRs occurring during the three-month period ended March 31, 2011.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$—	$—	$—	$—	$—	$—
Loans to financial institutions	—	—	—	—	—	—
Mortgage and real estate	227	2	—	225	3	37
Other	—	—	—	—	—	—

Total	$227	$2	$—	$225	$3	$37

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)
TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)
Balances reflect charge-offs and reserves recorded during the three months ended March 31, 2011 on loans subject to a TDR during the period then ended.

        The following table presents total corporate loans modified in a troubled debt restructuring at March 31, 2012 and 2011, and for which the payment default occurred within one year of the modification.

In millions of dollars	TDR Balances at March 31, 2012	TDR Loans in payment default Three Months Ended March 31, 2012(1)	TDR Balances at March 31, 2011	TDR Loans in payment default Three Months Ended March 31, 2011(1)
Commercial and industrial	$272	$—	$412	$—
Loans to financial institutions	551	—	375	—
Mortgage and real estate	120	—	583	—
Other	20	—	33	—

Total Corporate Loans modified in TDRs	$963	$—	$1,403	$—

(1)
Payment default constitutes failure to pay principal or interest when due per the contractual terms of the loan.

13.    ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended March 31,
In millions of dollars	2012	2011
Allowance for loan losses at beginning of period	$30,115	$40,655
Gross credit losses	(4,771)	(7,131)
Gross recoveries	816	862

Net credit losses (NCLs)	$(3,955)	$(6,269)

NCLs replenishments	$3,955	$6,269
Net reserve builds (releases)	(194)	(3,482)
Net specific reserve builds (releases)	(933)	112

Total provision for credit losses	$2,828	$2,899
Other, net(1)	32	(717)

Allowance for loan losses at end of period	$29,020	$36,568

Allowance for credit losses on unfunded lending commitments at beginning of period(2)	$1,136	$1,066
Provision for unfunded lending commitments	(38)	25

Allowance for credit losses on unfunded lending commitments at end of period(2)	$1,097	$1,105

Total allowance for loans, leases, and unfunded lending commitments	$30,117	$37,673

(1)
The first quarter of 2012 primarily includes reductions of approximately $145 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios. The first quarter of 2011 primarily includes reductions of approximately $560 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of $240 million related to the sale of the Egg card business.

(2)
Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other Liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans

	Three Months Ended March 31, 2012
In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of year	$2,879	$27,236	$30,115
Charge-offs	(85)	(4,686)	(4,771)
Recoveries	168	648	816
Replenishment. of net charge-offs	(83)	4,038	3,955
Net reserve releases	154	(348)	(194)
Net specific reserve builds (releases)	(4)	(929)	(933)
Other	28	4	32

Ending balance	$3,057	$25,963	$29,020

	March 31, 2012			December 31, 2011
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Determined in accordance with ASC 450-20	$2,580	$18,001	$20,581	$2,408	$18,334	$20,742
Determined in accordance with ASC 310-10-35	419	7,940	8,359	420	8,885	9,305
Determined in accordance with ASC 310-30	58	22	80	51	17	68

Total allowance for loan losses	$3,057	$25,963	$29,020	$2,879	$27,236	$30,115

Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20	$225,029	$384,933	$609,962	$215,778	$390,831	$606,609
Loans evaluated for impairment in accordance with ASC 310-10-35	3,293	29,492	32,785	3,994	30,863	34,857
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	167	364	531	191	320	511
Loans held at fair value	3,430	1,314	4,744	3,939	1,326	5,265

Total loans, net of unearned income	$231,919	$416,103	$648,022	$223,902	$423,340	$647,242

14.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in Goodwill during the first three months of 2012 were as follows:

In millions of dollars
Balance at December 31, 2011	$25,413

Foreign exchange translation	397

Balance at March 31, 2012	$25,810

        During the first three months of 2012, no goodwill was written off due to impairment. Goodwill is tested for impairment annually at the reporting unit level and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

        As of January 1, 2012, the majority of the businesses previously included within the LCL—Cards reporting unit were transferred out of that reporting unit, primarily to North America—RCB. Additionally, certain businesses within Brokerage and Asset Management were transferred to Latin America RCB. Goodwill affected by the reorganization has been reassigned from LCL—Cards and Brokerage and Asset Management to those reporting units that received businesses using a relative fair value approach. Subsequent to January 1, 2012, goodwill will be allocated to disposals and tested for impairment under the new reporting units. An interim goodwill impairment test was performed on the impacted reporting units as of January 1, 2012, resulting in no impairment. There were no other triggering events present during the first quarter of 2012 and therefore no additional interim goodwill impairment tests were performed.

        The following table shows reporting units with goodwill balances as of March 31, 2012.

In millions of dollars Reporting unit(1)	Goodwill
North America Regional Consumer Banking	$6,801
EMEA Regional Consumer Banking	362
Asia Regional Consumer Banking	5,530
Latin America Regional Consumer Banking	1,999
Securities and Banking	9,369
Transaction Services	1,588
Brokerage and Asset Management	42
Local Consumer Lending—Cards	119

(1)
Local Consumer Lending—Other is excluded from the table as there is no goodwill allocated to it.

INTANGIBLE ASSETS

        As of March 31, 2012 and December 31, 2011, the components of intangible assets were as follows:

	March 31, 2012			December 31, 2011
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,646	$5,436	$2,210	$7,616	$5,309	$2,307
Core deposit intangibles	1,317	957	360	1,337	965	372
Other customer relationships	790	351	439	830	356	474
Present value of future profits	239	128	111	235	123	112
Indefinite-lived intangible assets	520	—	520	492	—	492
Other(1)	4,851	2,078	2,773	4,866	2,023	2,843

Intangible assets (excluding MSRs)	$15,363	$8,950	$6,413	$15,376	$8,776	$6,600
Mortgage servicing rights (MSRs)	2,691	—	2,691	2,569	—	2,569

Total intangible assets	$18,054	$8,950	$9,104	$17,945	$8,776	$9,169

(1)
Includes contract-related intangible assets.

        The changes in intangible assets during the first three months of 2012 were as follows:

In millions of dollars	Net carrying amount at December 31, 2011	Acquisitions/ divestitures	Amortization	Impairments	FX and other(1)	Net carrying amount at March 31, 2012
Purchased credit card relationships	$2,307	$—	$(102)	$—	$5	$2,210
Core deposit intangibles	372	—	(21)	—	9	360
Other customer relationships	474	—	(11)	—	(24)	439
Present value of future profits	112	—	(2)	—	1	111
Indefinite-lived intangible assets	492	—	—	—	28	520
Other	2,843	2	(82)	—	10	2,773

Intangible assets (excluding MSRs)	$6,600	$2	$(218)	$—	$29	$6,413
Mortgage servicing rights (MSRs)(2)	2,569					2,691

Total intangible assets	$9,169					$9,104

(1)
Includes foreign exchange translation and purchase accounting adjustments.

(2)
See Note 17 to the Consolidated Financial Statements for the roll-forward of MSRs.

15.    DEBT

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings with weighted average interest rates at March 31, 2012 and December 31 2011 as follows:

	March 31, 2012	December 31, 2011
In millions of dollars	Balance	Balance
Commercial paper
Bank	$14,795	$14,872
Non-bank	6,239	6,414

	$21,034	$21,286
Other borrowings(1)	34,577	33,155

Total	$55,611	$54,441

(1)
At March 31, 2012 and December 31, 2011, collateralized advances from the Federal Home Loan Banks were $6 billion and $5 billion, respectively.

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

Long-Term Debt

In millions of dollars	March 31, 2012	December 31, 2011
Citigroup parent company	$176,080	$181,702
Bank(1)	70,660	76,544
Other non-bank	64,339	65,259

Total(2)(3)	$311,079	$323,505

(1)
At March 31, 2012 and December 31, 2011, collateralized advances from the Federal Home Loan Banks were $11.0 billion.

(2)
Of this amount, approximately $34.5 billion maturing in 2012 is guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP).

(3)
Includes senior notes with carrying values of $219 million issued to Safety First Trust Series 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2009-1, 2009-2, and 2009-3 at March 31, 2012 and $176 million issued to Safety First Trust Series 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2009-2, and 2009-3 at December 31, 2011. Citigroup Funding Inc. (CFI) owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust securities and the Safety First Trusts' common securities. The Safety First Trusts' obligations under the Safety First Trust securities are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        CGMHI has committed long-term financing facilities with unaffiliated banks. At March 31, 2012, CGMHI had drawn down the full $700 million available under these facilities, of which $150 million is guaranteed by Citigroup. Generally, a bank can terminate these facilities by giving CGMHI one-year prior notice.

        Long-term debt includes junior subordinated debt with a balance sheet carrying value of $16,041 million and $16,057 million at March 31, 2012 and December 31, 2011, respectively. The Company formed statutory business trusts under the laws of the State of Delaware. The trusts exist for the exclusive purposes of (i) issuing trust securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Generally, upon receipt of certain regulatory approvals, Citigroup has the right to redeem these securities.

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at March 31, 2012:

						Junior subordinated debentures owned by trust
					Common shares issued to parent
Trust securities with distributions guaranteed by Citigroup In millions of dollars, except share amounts	Issuance date	Securities issued	Liquidation value(1)	Coupon rate		Amount	Maturity	Redeemable by issuer beginning
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	35,885,898	897	7.125%	1,109,874	925	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	43,651,597	1,091	6.950%	1,350,050	1,125	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	33,874,813	847	6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	14,757,823	369	6.100%	456,428	380	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460	6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XII	Mar. 2010	92,000,000	2,300	8.500%	1,000	2,300	Mar. 30, 2040	Mar. 30, 2015
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875%	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XIV	June 2006	12,227,281	306	6.875%	40,000	307	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	25,210,733	630	6.500%	40,000	631	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	38,148,947	954	6.450%	20,000	954	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	28,047,927	701	6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	99,901	160	6.829%	50	160	June 28, 2067	June 28, 2017
Citigroup Capital XIX	Aug. 2007	22,771,968	569	7.250%	20,000	570	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	17,709,814	443	7.875%	20,000	443	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI	Dec. 2007	2,345,801	2,346	8.300%	500	2,346	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXXIII	July 2009	3,025,000	3,025	8.000%	100	3,025	July 30, 2039	July 30, 2014
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$17,656			$17,782

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

16.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Changes in each component of Accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2012 and 2011 are as follows:

Three months ended March 31, 2012: In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2011	$(35)	$(10,651)	$(2,820)	$(4,282)	$(17,788)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)(2)	(774)	—	—	—	(774)
Foreign currency translation adjustment, net of taxes(3)(4)	—	1,697	—	—	1,697
Cash flow hedges, net of taxes(5)	—	—	220	—	220
Pension liability adjustment, net of taxes(6)	—	—	—	(90)	(90)

Change	$(774)	$1,697	$220	$(90)	$1,053

Balance, March 31, 2012	$(809)	$(8,954)	$(2,600)	$(4,372)	$(16,735)

Three months ended March 31, 2011: In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2010	$(2,395)	$(7,127)	$(2,650)	$(4,105)	$(16,277)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	740	—	—	—	740
Foreign currency translation adjustment, net of taxes(3)	—	1,364	—	—	1,364
Cash flow hedges, net of taxes(5)	—	—	152	—	152
Pension liability adjustment, net of taxes(6)	—	—	—	37	37

Change	$740	$1,364	$152	$37	$2,293

Balance, March 31, 2011	$(1,655)	$(5,763)	$(2,498)	$(4,068)	$(13,984)

(1)
The after-tax realized gains (losses) on sales and impairments of securities during the three months ended March 31, 2012 and March 31, 2011 were $406 million and $(686) million, respectively. For details of the realized gains(losses) on sales and impairments on Citigroup's investment securities included in income, see Note 11 to the Consolidated Financial Statements.

(2)
Includes the after-tax impact of realized gains from the sales of minority investments; $672 million from HDFC and $421 million from SPDB.

(3)
For the first quarter of 2012, primarily reflects the movements in (by order of impact) the Mexican peso, Turkish lira, Japanese yen, Euro and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges. For the first quarter of 2011, primarily reflects the movements in (by order of impact) the Euro, Mexican peso, British pound and Korean won against the U.S. dollar, and changes in related tax effects and hedges.

(4)
Includes the after-tax impact of $636 million impairment charge related to Akbank.

(5)
Primarily driven by Citigroup's pay fixed/receive floating interest rate swap programs that are hedging the floating rates on deposits and long-term debt.

(6)
Reflects adjustments to the funded status of pension and postretirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation.

17.    SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Uses of SPEs

        A special purpose entity (SPE) is an entity designed to fulfill a specific limited need of the company that organized it. The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup's financial assets, to assist clients in securitizing their financial assets and to create investment products for clients. SPEs may be organized in many legal forms including trusts, partnerships or corporations. In a securitization, the company transferring assets to an SPE converts all (or a portion) of those assets into cash before they would have been realized in the normal course of business through the SPE's issuance of debt and equity instruments, certificates, commercial paper and other notes of indebtedness, which are recorded on the balance sheet of the SPE and not reflected in the transferring company's balance sheet, assuming applicable accounting requirements are satisfied.

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

        Most of Citigroup's SPEs are now variable interest entities (VIEs), as described below.

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

THIS PAGE INTENTIONALLY LEFT BLANK.

        Citigroup's involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE as of March 31, 2012 and December 31, 2011 is presented below:

As of March 31, 2012
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures(3)
	Total involvement with SPE assets
In millions of dollars		Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(4)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$77,582	$77,582	$—	$—	$—	$—	$—	$—
Mortgage securitizations(5)
U.S. agency-sponsored	239,080	—	239,080	3,756	—	—	24	3,780
Non-agency-sponsored	9,771	1,550	8,221	399	—	—	—	399
Citi-administered asset-backed commercial paper conduits (ABCP)	29,302	18,821	10,481	—	—	10,481	—	10,481
Third-party commercial paper conduits	—	—	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	3,086	—	3,086	74	—	—	—	74
Collateralized loan obligations (CLOs)	10,115	—	10,115	497	—	—	—	497
Asset-based financing	20,057	1,221	18,836	9,089	15	3,582	150	12,836
Municipal securities tender option bond trusts (TOBs)	16,250	7,915	8,335	708	—	5,019	—	5,727
Municipal investments	20,096	259	19,837	1,955	3,377	1,330	—	6,662
Client intermediation	2,323	57	2,266	502	—	—	—	502
Investment funds	3,321	24	3,297	—	160	48	—	208
Trust preferred securities	17,958	—	17,958	—	128	—	—	128
Other	2,778	136	2,642	303	312	218	81	914

Total	$451,719	$107,565	$344,154	$17,283	$3,992	$20,678	$255	$42,208

Citi Holdings
Credit card securitizations	$648	$480	$168	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	142,067	—	142,067	1,131	—	—	148	1,279
Non-agency-sponsored	19,780	1,751	18,029	66	—	—	2	68
Student loan securitizations	1,793	1,793	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	5,777	—	5,777	159	—	—	115	274
Collateralized loan obligations (CLOs)	5,664	—	5,664	489	—	9	93	591
Asset-based financing	7,182	32	7,150	3,748	3	237	—	3,988
Municipal investments	5,849	—	5,849	185	260	65	—	510
Client intermediation	83	83	—	—	—	—	—	—
Investment funds	1,161	14	1,147	—	44	—	—	44
Other	6,555	6,320	235	—	38	—	—	38

Total	$196,559	$10,473	$186,086	$5,778	$345	$311	$358	$6,792

Total Citigroup	$648,278	$118,038	$530,240	$23,061	$4,337	$20,989	$613	$49,000

(1)
The definition of maximum exposure to loss is included in the text that follows this table.

(2)
Included in Citigroup's March 31, 2012 Consolidated Balance Sheet.

(3)
Not included in Citigroup's March 31, 2012 Consolidated Balance Sheet.

(4)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(5)
Citicorp mortgage securitizations also include agency and non-agency (private-label) re-securitization activities. These SPEs are not consolidated. See "Re-Securitizations" below for further discussion.

Reclassified to conform to the current year's presentation.

As of December 31, 2011
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures(3)
	Total involvement with SPE assets
In millions of dollars		Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(4)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$87,083	$87,083	$—	$—	$—	$—	$—	$—
Mortgage securitizations(5)
U.S. agency-sponsored	232,179	—	232,179	3,769	—	—	26	3,795
Non-agency-sponsored	9,743	1,622	8,121	348	—	—	—	348
Citi-administered asset-backed commercial paper conduits (ABCP)	34,987	21,971	13,016	—	—	13,016	—	13,016
Third-party commercial paper conduits	7,507	—	7,507	—	—	298	—	298
Collateralized debt obligations (CDOs)	3,334	—	3,334	20	—	—	—	20
Collateralized loan obligations (CLOs)	8,127	—	8,127	64	—	—	—	64
Asset-based financing	19,034	1,303	17,731	7,892	2	2,891	121	10,906
Municipal securities tender option bond trusts (TOBs)	16,849	8,224	8,625	708	—	5,413	—	6,121
Municipal investments	19,931	299	19,632	2,220	3,397	1,439	—	7,056
Client intermediation	2,110	24	2,086	468	—	—	—	468
Investment funds	3,415	30	3,385	—	171	63	—	234
Trust preferred securities	17,882	—	17,882	—	128	—	—	128
Other	6,210	97	6,113	354	172	279	79	884

Total	$468,391	$120,653	$347,738	$15,843	$3,870	$23,399	$226	$43,338

Citi Holdings
Credit card securitizations	$780	$581	$199	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	152,265	—	152,265	1,159	—	—	120	1,279
Non-agency-sponsored	20,821	1,764	19,057	61	—	—	2	63
Student loan securitizations	1,822	1,822	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	6,581	—	6,581	117	—	—	120	237
Collateralized loan obligations (CLOs)	7,479	—	7,479	1,125	—	6	90	1,221
Asset-based financing	9,480	73	9,407	5,004	3	250	—	5,257
Municipal investments	5,637	—	5,637	206	265	71	—	542
Client intermediation	111	111	—	—	—	—	—	—
Investment funds	1,114	14	1,100	—	43	—	—	43
Other	6,762	6,581	181	3	36	15	—	54

Total	$212,852	$10,946	$201,906	$7,675	$347	$342	$332	$8,696

Total Citigroup	$681,243	$131,599	$549,644	$23,518	$4,217	$23,741	$558	$52,034

(1)
The definition of maximum exposure to loss is included in the text that follows this table.

(2)
Included in Citigroup's December 31, 2011 Consolidated Balance Sheet.

(3)
Not included in Citigroup's December 31, 2011 Consolidated Balance Sheet.

(4)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(5)
Citicorp mortgage securitizations also include agency and non-agency (private-label) re-securitization activities. These SPEs are not consolidated. See "Re-Securitizations" below for further discussion.

Reclassified to conform to the current year's presentation.

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

  •
  VIEs structured by third parties where the Company holds securities in inventory, as these investments are made on arm's-length terms;

  •
  certain positions in mortgage-backed and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, where the Company has no other involvement with the related securitization entity deemed to be significant (for more information on these positions, see Notes 10 and 11 to the Consolidated Financial Statements);

  •
  certain representations and warranties exposures in legacy Securities and Banking mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of the loans securitized where the Company has no variable interest or continuing involvement as servicer was approximately $21 billion at March 31, 2012, related to legacy transactions sponsored by Securities and Banking during the period 2005 to 2008; and

  •
  certain representations and warranties exposures in Consumer mortgage securitizations, where the original mortgage loan balances are no longer outstanding.

        The asset balances for consolidated VIEs represent the carrying amounts of the assets consolidated by the Company. The carrying amount may represent the amortized cost or the current fair value of the assets depending on the legal form of the asset (e.g., security or loan) and the Company's standard accounting policies for the asset type and line of business.

        The asset balances for unconsolidated VIEs where the Company has significant involvement represent the most current information available to the Company. In most cases, the asset balances represent an amortized cost basis without regard to impairments in fair value, unless fair value information is readily available to the Company. For VIEs that obtain asset exposures synthetically through derivative instruments (for example, synthetic CDOs), the tables generally include the full original notional amount of the derivative as an asset balance.

        The maximum funded exposure represents the balance sheet carrying amount of the Company's investment in the VIE. It reflects the initial amount of cash invested in the VIE adjusted for any accrued interest and cash principal payments received. The carrying amount may also be adjusted for increases or declines in fair value or any impairments in value recognized in earnings. The maximum exposure of unfunded positions represents the remaining undrawn committed amount, including liquidity and credit facilities provided by the Company, or the notional amount of a derivative instrument considered to be a variable interest. In certain transactions, the Company has entered into derivative instruments or other arrangements that are not considered variable interests in the VIE (e.g., interest rate swaps, cross-currency swaps, or where the Company is the purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE). Receivables under such arrangements are not included in the maximum exposure amounts.

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments

        The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of March 31, 2012:

In millions of dollars	Liquidity facilities	Loan commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$10,481	$—
Asset-based financing	5	3,577
Municipal securities tender option bond trusts (TOBs)	5,019	—
Municipal investments	—	1,330
Investment funds	—	48
Other	—	218

Total Citicorp	$15,505	$5,173

Citi Holdings
Collateralized loan obligations (CLOs)	$—	$9
Asset-based financing	81	156
Municipal investments	—	65

Total Citi Holdings	$81	$230

Total Citigroup funding commitments	$15,586	$5,403

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

        The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE and SPE obligations:

	March 31, 2012			December 31, 2011
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.2	$0.3	$0.5	$0.2	$0.4	$0.6
Trading account assets	0.5	0.1	0.6	0.4	0.1	0.5
Investments	7.6	—	7.6	10.6	—	10.6
Total loans, net	98.8	9.7	108.5	109.0	10.1	119.1
Other	0.5	0.3	0.8	0.5	0.3	0.8

Total assets	$107.6	$10.4	$118.0	$120.7	$10.9	$131.6

Short-term borrowings	$22.0	$—	$22.0	$22.5	$0.8	$23.3
Long-term debt	38.8	6.3	45.1	44.8	5.6	50.4
Other liabilities	0.4	0.2	0.6	0.4	0.2	0.6

Total liabilities	$61.2	$6.5	$67.7	$67.7	$6.6	$74.3

Citicorp and Citi Holdings Significant Variable Interests in Unconsolidated VIEs—Balance Sheet Classification

        The following tables present the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$5.7	$0.5	$6.2	$5.5	$1.0	$6.5
Investments	3.7	3.5	7.2	3.8	4.4	8.2
Loans	10.1	1.2	11.3	8.8	1.6	10.4
Other	1.7	0.9	2.6	1.6	1.0	2.6

Total assets	$21.2	$6.1	$27.3	$19.7	$8.0	$27.7

Long-term debt	$0.2	$—	$0.2	$0.2	$—	$0.2
Other liabilities	—	—	—	—	—	—

Total liabilities	$0.2	$—	$0.2	$0.2	$—	$0.2

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

        The Company relies on securitizations to fund a significant portion of its credit card businesses in North America. The following table reflects amounts related to the Company's securitized credit card receivables:

	Citicorp		Citi Holdings
In billions of dollars	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Principal amount of credit card receivables in trusts	$82.4	$89.8	$0.5	$0.6

Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$37.6	$42.7	$0.2	$0.3
Retained by Citigroup as trust-issued securities	14.4	14.7	0.1	0.1
Retained by Citigroup via non-certificated interests	30.4	32.4	0.2	0.2

Total ownership interests in principal amount of trust credit card receivables	$82.4	$89.8	$0.5	$0.6

Credit Card Securitizations—Citicorp

        The following table summarizes selected cash flow information related to Citicorp's credit card securitizations for the three months ended March 31, 2012 and 2011:

In billions of dollars	2012	2011
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(5.0)	—

Credit Card Securitizations—Citi Holdings

        The following table summarizes selected cash flow information related to Citi Holdings' credit card securitizations for the three months ended March 31, 2012 and 2011:

In billions of dollars	2012	2011
Proceeds from new securitizations	$—	$0.9
Pay down of maturing notes	—	(2.4)

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

Funding, Liquidity Facilities and Subordinated Interests

        Citigroup securitizes credit card receivables through two securitization trusts—Citibank Credit Card Master Trust (Master Trust), which is part of Citicorp, and the Citibank OMNI Master Trust (Omni Trust), which is substantially part of Citicorp as of March 31, 2012. The liabilities of the trusts are included in the Consolidated Balance Sheet, excluding those retained by Citigroup.

        Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 3.2 years as of March 31, 2012 and 3.1 years as of December 31, 2011.

Master Trust Liabilities (at par value)

In billions of dollars	March 31, 2012	December 31, 2011
Term notes issued to multi-seller commercial paper conduits	$—	$—
Term notes issued to third parties	27.0	30.4
Term notes retained by Citigroup affiliates	7.4	7.7

Total Master Trust liabilities	$34.4	$38.1

        The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits.

        The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.3 years as of March 31, 2012 and 1.5 years as of December 31, 2011.

Omni Trust Liabilities (at par value)

In billions of dollars	March 31, 2012	December 31, 2011
Term notes issued to multi-seller commercial paper conduits	$1.6	$3.4
Term notes issued to third parties	9.2	9.2
Term notes retained by Citigroup affiliates	7.1	7.1

Total Omni Trust liabilities	$17.9	$19.7

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

        The Company securitizes mortgage loans generally through either a government-sponsored agency, such as Ginnie Mae, Fannie Mae or Freddie Mac (U.S. agency-sponsored mortgages), or private label (non-agency-sponsored mortgages) securitization. The Company is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations because Citigroup does not have the power to direct the activities of the SPE that most significantly impact the entity's economic performance. Therefore, Citi does not consolidate these U.S. agency-sponsored mortgage securitizations.

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

Mortgage Securitizations—Citicorp

        The following tables summarize selected cash flow information related to Citicorp mortgage securitizations for the quarters ended March 31, 2012 and 2011:

	2012		2011
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$16.6	$0.3	$14.8
Contractual servicing fees received	0.1	—	0.1

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages during the first quarter of 2012 were $3 million. For the quarter ended March 31, 2012, gains (losses) recognized on the securitization of non-agency-sponsored mortgages were $(1) million.

        Agency and non-agency mortgage securitization gains (losses) for the quarter ended March 31, 2011 were $(1) million and $(1) million, respectively.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the quarters ended March 31, 2012 and 2011 were as follows:

	March 31, 2012			March 31, 2011
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests	Agency- and non-agency- sponsored mortgages
Discount rate	2.3% to 12.9%	—	16.9% to 19.3%	0.4% to 43.2%
Weighted average discount rate	11.0%	—	18.3%
Constant prepayment rate	7.3% to 13.4%	—	2.2% to 5.4%	1.0% to 31.2%
Weighted average constant prepayment rate	10.7%	—	3.3%
Anticipated net credit losses(2)	NM	—	55.2% to 62.9%	9.2% to 90.0%
Weighted average anticipated net credit losses	NM	—	59.1%

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

        The effect of adverse changes of 10% and 20% in each of the key assumptions used to determine the fair value of retained interests and the sensitivity of the fair value to such adverse changes, each as of March 31, 2012, is set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	March 31, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.7% to 11.7%	2.9% to 26.5%	4.0% to 26.3%
Weighted average discount rate	8.9%	14.0%	13.5%
Constant prepayment rate	9.8% to 22.5%	2.1% to 28.1%	0.4% to 26.4%
Weighted average constant prepayment rate	19.8%	12.9%	7.3%
Anticipated net credit losses(2)	NM	0.0% to 79.4%	10.0% to 86.8%
Weighted average anticipated net credit losses	NM	41.2%	52.9%

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

NM
Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency-sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,556	$91	$436

Discount rates
Adverse change of 10%	$(72)	$(3)	$(29)
Adverse change of 20%	(139)	(6)	(54)
Constant prepayment rate
Adverse change of 10%	$(115)	$(3)	$(11)
Adverse change of 20%	(221)	(5)	(19)
Anticipated net credit losses
Adverse change of 10%	$(12)	$(1)	$(15)
Adverse change of 20%	(24)	(2)	(26)

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

Mortgage Securitizations—Citi Holdings

        The following tables summarize selected cash flow information related to Citi Holdings mortgage securitizations for the quarters ended March 31, 2012 and 2011:

	2012		2011
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$0.2	$—	$0.3
Contractual servicing fees received	0.1	—	0.1
Cash flows received on retained interests and other net cash flows	—	—	—

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages during the first quarter of 2012 were $20 million. The Company did not recognize gains (losses) on the securitization of non-agency-sponsored mortgages in the quarter ended March 31, 2012. The Company did not recognize gains (losses) on the securitization of U.S. agency- and non-agency-sponsored mortgages in the quarter ended March 31, 2011.

        Similar to Citicorp mortgage securitizations discussed above, the range in the key assumptions is due to the different characteristics of the interests retained by the Company. The interests retained range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

        The effect of adverse changes of 10% and 20% in each of the key assumptions used to determine the fair value of retained interests, and the sensitivity of the fair value to such adverse changes, each as of March 31, 2012, is set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	March 31, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	9.0%	7.4% to 15.7%	1.4% to 14.4%
Weighted average discount rate	9.0%	8.3%	4.1%
Constant prepayment rate	24.5%	24.2% to 100.0%	2.0% to 6.7%
Weighted average constant prepayment rate	24.5%	26.2%	6.1%
Anticipated net credit losses	NM	0.2% to 40.0%	12.5% to 57.0%
Weighted average anticipated net credit losses	NM	1.3%	49.5%
Weighted average life	4.4 years	4.2-5.4 years	1.1-10.5 years

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

NM
Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency-sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$1,049	$169	$30

Discount rates
Adverse change of 10%	$(33)	$(5)	$(2)
Adverse change of 20%	(64)	(10)	(2)

Constant prepayment rate
Adverse change of 10%	$(80)	$(12)	$(1)
Adverse change of 20%	(154)	(24)	(2)

Anticipated net credit losses
Adverse change of 10%	$(24)	$(6)	$(5)
Adverse change of 20%	(49)	(11)	(8)

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

Mortgage Servicing Rights

        In connection with the securitization of mortgage loans, the Company's U.S. Consumer mortgage business generally retains the servicing rights, which entitle the Company to a future stream of cash flows based on the outstanding principal balances of the loans and the contractual servicing fee. Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees.

        The fair value of capitalized mortgage servicing rights (MSRs) was $2.7 billion and $4.7 billion at March 31, 2012 and 2011, respectively. The MSRs correspond to principal loan balances of $387 billion and $444 billion as of March 31, 2012 and 2011, respectively. The following table summarizes the changes in capitalized MSRs for the quarters ended March 31, 2012 and 2011:

In millions of dollars	2012	2011
Balance, beginning of year	$2,569	$4,554
Originations	144	194
Changes in fair value of MSRs due to changes in inputs and assumptions	249	172
Other changes(1)	(271)	(230)

Balance, as of March 31	$2,691	$4,690

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

        The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the quarters ended March 31, 2012 and 2011 were as follows:

In millions of dollars	2012	2011
Servicing fees	$268	$304
Late fees	17	21
Ancillary fees	28	28

Total MSR fees	$313	$353

        These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations

        The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the quarter ended March 31, 2012, Citi transferred non-agency (private-label) securities with an original par value of approximately $509 million to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients. As of March 31, 2012, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $393 million ($74 million of which relates to re-securitization transactions executed in 2012) and are recorded in Trading account assets. Of this amount, approximately $32 million and $361 million related to senior and subordinated beneficial interests, respectively. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of March 31, 2012 was approximately $7.3 billion.

        The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the quarter ended March 31, 2012, Citi transferred agency securities with a fair value of approximately $7.4 billion to re-securitization entities. As of March 31, 2012, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.1 billion ($754 million of which related to re-securitization transactions executed in 2012) and are recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of March 31, 2012 was approximately $59.0 billion.

        As of March 31, 2012, the Company did not consolidate any private-label or agency re-securitization entities.

Citi-Administered Asset-Backed Commercial Paper Conduits

        The Company is active in the asset-backed commercial paper conduit business as administrator of several multi-seller commercial paper conduits and also as a service provider to single-seller and other commercial paper conduits sponsored by third parties.

        Citi's multi-seller commercial paper conduits are designed to provide the Company's clients access to low-cost funding in the commercial paper markets. The conduits purchase assets from or provide financing facilities to clients and are funded by issuing commercial paper to third-party investors. The conduits generally do not purchase assets originated by the Company. The funding of the conduits is facilitated by the liquidity support and credit enhancements provided by the Company.

        As administrator to Citi's conduits, the Company is generally responsible for selecting and structuring assets purchased or financed by the conduits, making decisions regarding the funding of the conduits, including determining the tenor and other features of the commercial paper issued, monitoring the quality and performance of the conduits' assets, and facilitating the operations and cash flows of the conduits. In return, the Company earns structuring fees from customers for individual transactions and earns an administration fee from the conduit, which is equal to the income from the client program and liquidity fees of the conduit after payment of conduit expenses. This administration fee is fairly stable, since most risks and rewards of the underlying assets are passed back to the clients and, once the asset pricing is negotiated, most ongoing income, costs and fees are relatively stable as a percentage of the conduit's size.

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

        Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 25 to 45 days. As of March 31, 2012 and December 31, 2011, the weighted average lives of the commercial paper issued by consolidated and unconsolidated conduits were approximately 35 and 37 days, respectively, at each period end.

        The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, each consolidated conduit has obtained a letter of credit from the Company, which needs to be sized to be at least 8-10% of the conduit's assets with a floor of $200 million. The letters of credit provided by the Company to the consolidated conduits total approximately $1.7 billion. The net result across all multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.

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

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of March 31, 2012, the Company owned $4.6 billion and $199 million of the commercial paper issued by its consolidated and unconsolidated administered conduits, respectively.

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

        The Company administers one conduit that originates loans to third-party borrowers and those obligations are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. The economic performance of this government-guaranteed loan conduit is most significantly impacted by the performance of its underlying assets. The guarantors must approve each loan held by the entity and the guarantors have the ability (through establishment of the servicing terms to direct default mitigation and to purchase defaulted loans) to manage the conduit's loans that become delinquent to improve the economic performance of the conduit. Because the Company does not have the power to direct the activities of this government-guaranteed loan conduit that most significantly impact the economic performance of the entity, it was concluded that the Company should not consolidate the entity. The total notional exposure under the program-wide liquidity agreement for the Company's unconsolidated administered conduit as of March 31, 2012 is $0.6 billion. The program-wide liquidity agreement, along with each asset APA, is considered in the Company's maximum exposure to loss to the unconsolidated administered conduit.

        As of March 31, 2012, this unconsolidated government-guaranteed loan conduit held assets and funding commitments of approximately $10.5 billion.

Third-Party Commercial Paper Conduits

        The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. As of March 31, 2012, the Company had no involvement in third-party commercial paper conduits. The Company is not the party that has the power to direct the activities of these conduits that most significantly impact their economic performance and thus does not consolidate them.

Collateralized Debt and Loan Obligations

        A securitized collateralized debt obligation (CDO) is an SPE that purchases a pool of assets consisting of asset-backed securities and synthetic exposures through derivatives on asset-backed securities and issues multiple tranches of equity and notes to investors.

        A cash CDO, or arbitrage CDO, is a CDO designed to take advantage of the difference between the yield on a portfolio of selected assets, typically residential mortgage-backed securities, and the cost of funding the CDO through the sale of notes to investors. "Cash flow" CDOs are entities in which the CDO passes on cash flows from a pool of assets, while "market value" CDOs pay to investors the market value of the pool of assets owned by the CDO at maturity. In these transactions, all of the equity and notes issued by the CDO are funded, as the cash is needed to purchase the debt securities.

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

        The Company has retained significant portions of the "super-senior" positions issued by certain CDOs. These positions are referred to as "super-senior" because they represent the most senior positions in the CDO and, at the time of structuring, were senior to tranches rated AAA by independent rating agencies. The positions have included facilities structured in the form of short-term commercial paper, where the Company wrote put options (liquidity puts) to certain CDOs. Under the terms of the liquidity puts, if the CDO was unable to issue commercial paper at a rate below a specified maximum (generally LIBOR + 35 bps to LIBOR + 40 bps), the Company was obligated to fund the senior tranche of the CDO at a specified interest rate. As of March 31, 2012, the Company no longer had exposure to this commercial paper as all of the underlying CDOs had been liquidated.

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

        The Company continues to monitor its involvement in unconsolidated CDOs/CLOs to assess future consolidation risk. For example, if the Company were to acquire additional interests in these entities and obtain the right, due to an event of default trigger being met, to unilaterally liquidate or direct the activities of a CDO/CLO, the Company may be required to consolidate the asset entity. For cash CDOs/CLOs, the net result of such consolidation would be to gross up the Company's balance sheet by the current fair value of the securities held by third parties and assets held by the CDO/CLO, which amounts are not considered material. For synthetic CDOs/CLOs, the net result of such consolidation may reduce the Company's balance sheet, because intercompany derivative receivables and payables would be eliminated in consolidation, and other assets held by the CDO/CLO and the securities held by third parties would be recognized at their current fair values.

Key Assumptions and Retained Interests—Citi Holdings

        The key assumptions, used for the securitization of CDOs and CLOs during the quarter ended March 31, 2012, in measuring the fair value of retained interests were as follows:

	CDOs	CLOs
Discount rate	46.9% to 51.6%	4.1% to 4.5%

        The effect of an adverse change of 10% and 20% in the discount rates used to determine the fair value of retained interests is set forth in the table below:

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$14	$142

Discount rates
Adverse change of 10%	$(2)	$(5)
Adverse change of 20%	(3)	(11)

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

Asset-Based Financing—Citicorp

        The primary types of Citicorp's asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at March 31, 2012, are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total assets	Maximum exposure
Type
Commercial and other real estate	$3.5	$1.4
Hedge funds and equities	5.2	2.3
Airplanes, ships and other assets	10.1	9.1

Total	$18.8	$12.8

Asset-Based Financing—Citi Holdings

        The primary types of Citi Holdings' asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at March 31, 2012, are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total assets	Maximum Exposure
Type
Commercial and other real estate	$1.7	$0.4
Corporate loans	3.7	3.0
Airplanes, ships and other assets	1.8	0.6

Total	$7.2	$4.0

        The following table summarizes selected cash flow information related to asset-based financings for the quarters ended March 31, 2012 and 2011:

In billions of dollars	2012	2011
Cash flows received on retained interests and other net cash flows	$0.9	$0.5

        The effect of an adverse change of 10% and 20% in the discount rates used to determine the fair value of retained interests at March 31, 2012 is set forth in the table below:

In millions of dollars	Asset-based financing
Carrying value of retained interests	$3,022

Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	—

Municipal Securities Tender Option Bond (TOB) Trusts

        TOB trusts hold fixed- and floating-rate, taxable and tax-exempt securities issued by state and local governments and municipalities. The trusts are typically single-issuer trusts whose assets are purchased from the Company or from other investors in the municipal securities market. The TOB trusts fund the purchase of their assets by issuing long-term, putable floating rate certificates (Floaters) and residual certificates (Residuals). The trusts are referred to as TOB trusts because the Floater holders have the ability to tender their interests periodically back to the issuing trust, as described further below. The Floaters and Residuals evidence beneficial ownership interests in, and are collateralized by, the underlying assets of the trust. The Floaters are held by third-party investors, typically tax-exempt money market funds. The Residuals are typically held by the original owner of the municipal securities being financed.

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

        The Company serves as remarketing agent to the trusts, placing the Floaters with third-party investors at inception, facilitating the periodic reset of the variable rate of interest on the Floaters and remarketing any tendered Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing, in which case the trust is unwound. The Company may, but is not obligated to, buy the Floaters into its own inventory. The level of the Company's inventory of Floaters fluctuates over time. As of March 31, 2012, the Company held $525 million of Floaters related to both customer and non-customer TOB trusts.

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

        As of March 31, 2012, liquidity agreements provided with respect to customer TOB trusts totaled $5.8 billion of which $4.2 billion was offset by reimbursement agreements. The remaining exposure related to TOB transactions where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction and no reimbursement agreement was executed. The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, that are not variable interest entities, and municipality-related issuers that totaled $11.7 billion as of March 31, 2012. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

        The Company considers the customer and non-customer TOB trusts to be VIEs. Customer TOB trusts are not consolidated by the Company. The Company has concluded that the power to direct the activities that most significantly impact the economic performance of the customer TOB trusts is primarily held by the customer Residual holder, who may unilaterally cause the sale of the trust's bonds.

        Non-customer TOB trusts generally are consolidated. Similar to customer TOB trusts, the Company has concluded that the power over the non-customer TOB trusts is primarily held by the Residual holder, which may unilaterally cause the sale of the trust's bonds. Because the Company holds the Residual interest, and thus has the power to direct the activities that most significantly impact the trust's economic performance, it consolidates the non-customer TOB trusts.

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

Client Intermediation

        Client intermediation transactions represent a range of transactions designed to provide investors with specified returns based on the returns of an underlying security, referenced asset or index. These transactions include credit-linked notes and equity-linked notes. In these transactions, the VIE typically obtains exposure to the underlying security, referenced asset or index through a derivative instrument, such as a total-return swap or a credit-default swap. In turn the VIE issues notes to investors that pay a return based on the specified underlying security, referenced asset or index. The VIE invests the proceeds in a financial asset or a guaranteed insurance contract that serves as collateral for the derivative contract over the term of the transaction. The Company's involvement in these transactions includes being the counterparty to the VIE's derivative instruments and investing in a portion of the notes issued by the VIE. In certain transactions, the investor's maximum risk of loss is limited and the Company absorbs risk of loss above a specified level. The Company does not have the power to direct the activities of the VIEs that most significantly impact their economic performance and thus it does not consolidate them.

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

        Because the sole asset of each of the trusts is a receivable from the Company and the proceeds to the Company from the receivable exceed the Company's investment in the VIE's equity shares, the Company is not permitted to consolidate the trusts, even though it owns all of the voting equity shares of the trust, has fully guaranteed the trusts' obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its Consolidated Balance Sheet as long-term liabilities. For additional information, see Note 15 to the Consolidated Financial Statements.

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

  •
  Trading Purposes—Citigroup trades derivatives as an active market maker. Trading limits and price verification controls are key aspects of this activity.

  •
  Hedging—Citigroup uses derivatives in connection with its risk-management activities to hedge certain risks or reposition the risk profile of the Company. For example, Citigroup issues fixed-rate long-term debt and then enters into a receive-fixed, pay-variable-rate interest rate swap with the same tenor and notional amount to convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes interest cost in certain yield curve environments. Derivatives are also used to manage risks inherent in specific groups of on-balance-sheet assets and liabilities, including AFS securities and deposit liabilities, as well as other interest-sensitive assets and liabilities. In addition, foreign-exchange contracts are used to hedge non-U.S.-dollar-denominated debt, foreign-currency-denominated AFS securities and net investment exposures.

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

        Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup's derivative instruments as of March 31, 2012 and December 31, 2011 are presented in the table below.

Derivative Notionals

	Hedging instruments under ASC 815 (SFAS 133)(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Interest rate contracts
Swaps	$167,384	$163,079	$26,829,825	$28,069,960	$127,776	$119,344
Futures and forwards	725	—	4,300,031	3,549,642	53,882	43,965
Written options	—	—	3,981,660	3,871,700	14,961	16,786
Purchased options	—	—	3,961,735	3,888,415	4,540	7,338

Total interest rate contract notionals	$168,109	$163,079	$39,073,251	$39,379,717	$201,159	$187,433

Foreign exchange contracts
Swaps	$24,841	$27,575	$1,215,471	$1,182,363	$20,210	$22,458
Futures and forwards	72,851	55,211	3,171,315	3,191,687	38,779	31,095
Written options	2,654	4,292	737,132	591,818	89	190
Purchased options	41,407	39,163	719,375	583,891	280	53

Total foreign exchange contract notionals	$141,753	$126,241	$5,843,293	$5,549,759	$59,358	$53,796

Equity contracts
Swaps	$—	$—	$101,566	$86,978	$—	$—
Futures and forwards	—	—	17,150	12,882	—	—
Written options	—	—	673,136	552,333	—	—
Purchased options	—	—	629,234	509,322	—	—

Total equity contract notionals	$—	$—	$1,421,086	$1,161,515	$—	$—

Commodity and other contracts
Swaps	$—	$—	$25,468	$23,403	$—	$—
Futures and forwards	—	—	79,707	73,090	—	—
Written options	—	—	102,214	90,650	—	—
Purchased options	—	—	113,880	99,234	—	—

Total commodity and other contract notionals	$—	$—	$321,269	$286,377	$—	$—

Credit derivatives(4)
Protection sold	$—	$—	$1,431,175	$1,394,528	$—	$—
Protection purchased	3,180	4,253	1,514,463	1,486,723	23,668	21,914

Total credit derivatives	$3,180	$4,253	$2,945,638	$2,881,251	$23,668	$21,914

Total derivative notionals	$313,042	$293,573	$49,604,537	$49,258,619	$284,185	$263,143

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 (SFAS 133) where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt is $5,812 million and $7,060 million at March 31, 2012 and December 31, 2011, respectively.

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

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in trading account assets/liabilities(1)(2)		Derivatives classified in other assets/liabilities(2)
In millions of dollars at March 31, 2012	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$6,665	$1,895	$3,561	$1,233
Foreign exchange contracts	1,373	1,413	942	535

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$8,038	$3,308	$4,503	$1,768

Other derivative instruments
Interest rate contracts	$680,272	$667,456	$345	$20
Foreign exchange contracts	72,582	77,431	486	495
Equity contracts	20,664	35,647	—	—
Commodity and other contracts	15,578	17,029	—	—
Credit derivatives(3)	66,978	63,487	230	280

Total other derivative instruments	$856,074	$861,050	$1,061	$795

Total derivatives	$864,112	$864,358	$5,564	$2,563
Cash collateral paid/received(4)(5)	8,556	6,183	144	576
Less: Netting agreements and market value adjustments(6)	(777,136)	(772,629)	—	—
Less: Netting cash collateral received/paid(7)	(38,789)	(44,158)	(3,673)	—

Net receivables/payables	$56,743	$53,754	$2,035	$3,139

(1)
The trading derivatives fair values are presented in Note 10 to the Consolidated Financial Statements.

(2)
Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

(3)
The credit derivatives trading assets are composed of $50,369 million related to protection purchased and $16,609 million related to protection sold as of March 31, 2012. The credit derivatives trading liabilities are composed of $17,496 million related to protection purchased and $45,991 million related to protection sold as of March 31, 2012.

(4)
For the trading asset/liabilities, this is the net amount of the $52,714 million and $44,972 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $44,158 million was used to offset derivative liabilities, and of the gross cash collateral received, $38,789 million was used to offset derivative assets.

(5)
For the other asset/liabilities, this is the net amount of the $144 million and $4,249 million of the gross cash collateral paid and received, respectively. Of the gross cash collateral received, $3,673 million was used to offset derivative assets.

(6)
Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.

(7)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements.

	Derivatives classified in trading account assets/liabilities(1)(2)		Derivatives classified in other assets/liabilities(2)
In millions of dollars at December 31, 2011	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$8,274	$3,306	$3,968	$1,518
Foreign exchange contracts	3,706	1,451	1,201	863

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$11,980	$4,757	$5,169	$2,381

Other derivative instruments
Interest rate contracts	$749,213	$736,785	$212	$96
Foreign exchange contracts	90,611	95,912	325	959
Equity contracts	20,235	33,139	—	—
Commodity and other contracts	13,763	14,631	—	—
Credit derivatives(3)	90,424	84,726	430	126

Total other derivative instruments	$964,246	$965,193	$967	$1,181

Total derivatives	$976,226	$969,950	$6,136	$3,562
Cash collateral paid/received(4)(5)	6,634	7,870	307	180
Less: Netting agreements and market value adjustments(6)	(875,592)	(870,366)	—	—
Less: Netting cash collateral received/paid(7)	(44,941)	(51,181)	(3,462)	—

Net receivables/payables	$62,327	$56,273	$2,981	$3,742

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

        The amounts recognized in Principal transactions in the Consolidated Statement of Income for the three months ended March 31, 2012 and 2011 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are included in the table below. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.

	Principal transactions gains (losses) three months ended March 31,
In millions of dollars	2012	2011
Interest rate contracts	$791	$1,624
Foreign exchange	754	787
Equity contracts	342	428
Commodity and other	(21)	(25)
Credit derivatives	65	353

Total Citigroup(1)	$1,931	$3,167

(1)
Also see Note 6 to the Consolidated Financial Statements.

        The amounts recognized in Other revenue in the Consolidated Statement of Income for the three months ended March 31, 2012 and 2011 are shown below. The table below does not include the offsetting gains/losses on the hedged items, which amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue three months ended March 31,
In millions of dollars	2012	2011
Interest rate contracts	$(435)	$(235)
Foreign exchange	544	1,721
Credit derivatives	(429)	(185)

Total Citigroup(1)	$(320)	$1,301

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

Fair Value Hedges

Hedging of benchmark interest rate risk

        Citigroup hedges exposure to changes in the fair value of outstanding fixed-rate issued debt and certificates of deposit. Depending on the risk management objectives, these types of hedges are designated as either fair value hedges of only the benchmark interest rate risk or fair value hedges of both the benchmark interest rate and foreign exchange risk. The fixed cash flows from those financing transactions are converted to benchmark variable-rate cash flows by entering into, respectively, receive-fixed, pay-variable interest rate swaps or receive-fixed in non-functional currency, pay variable in functional currency swaps. Some of these fair value hedge relationships use dollar-offset ratio analysis to determine whether the hedging relationships are highly effective at inception and on an ongoing basis, while others use regression.

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

        The following table summarizes the gains (losses) on the Company's fair value hedges for the three months ended March 31, 2012 and March 31, 2011:

	Gains (losses) on fair value hedges(1) for the three months ended March 31,
In millions of dollars	2012	2011
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$(1,492)	$(1,245)
Foreign exchange contracts	250	(489)

Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$(1,242)	$(1,734)

Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$1,254	$1,114
Foreign exchange hedges	(234)	474

Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$1,020	$1,588

Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(238)	$(109)
Foreign exchange hedges	3	(5)

Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(235)	$(114)

Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$—	$(22)
Foreign exchange contracts	13	(10)

Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$13	$(32)

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

Hedging of overall changes in cash flows

        Citigroup hedges the overall exposure to variability in cash flows related to the future acquisition of mortgage-backed securities using "to be announced" forward contracts. Since the hedged transaction is the gross settlement of the forward, the assessment of hedge effectiveness is based on assuring that the terms of the hedging instrument and the hedged forecasted transaction are the same.

Hedging total return

        Citigroup generally manages the risk associated with highly leveraged financing it has entered into by seeking to sell a majority of its exposures to the market prior to or shortly after funding. The portion of the highly leveraged financing that is retained by Citigroup is generally hedged with a total return swap.

        The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three months ended March 31, 2012 and March 31, 2011 is not significant.

        The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges is presented below:

	Three months ended March 31,
In millions of dollars	2012	2011
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$13	$(38)
Foreign exchange contracts	69	(109)

Total effective portion of cash flow hedges included in AOCI	$82	$(147)

Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(238)	$(337)
Foreign exchange contracts	(40)	(74)

Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(278)	$(411)

(1)
Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

        For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of March 31, 2012 is approximately $1.0 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.

        The after-tax impact of cash flow hedges on AOCI is shown in Note 16 to the Consolidated Financial Statement.

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

        The pretax gain (loss) recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $(2,005) million and $(884) million for the three months ended March 31, 2012 and March 31, 2011, respectively.

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

        A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return which will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of March 31, 2012 and December 31, 2011, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

        The following tables summarize the key characteristics of the Company's credit derivative portfolio as protection seller as of March 31, 2012 and December 31, 2011:

In millions of dollars as of March 31, 2012	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$917,307	$27,886
Broker-dealer	321,445	12,329
Non-financial	1,690	93
Insurance and other financial institutions	190,733	5,683

Total by industry/counterparty	$1,431,175	$45,991

By instrument
Credit default swaps and options	$1,430,010	$45,851
Total return swaps and other	1,165	140

Total by instrument	$1,431,175	$45,991

By rating
Investment grade	$628,888	$11,294
Non-investment grade	224,332	18,828
Not rated	577,955	15,869

Total by rating	$1,431,175	$45,991

By maturity
Within 1 year	$302,097	$1,971
From 1 to 5 years	909,578	27,753
After 5 years	219,500	16,267

Total by maturity	$1,431,175	$45,991

(1)
In addition, fair value amounts payable under credit derivatives purchased were $17,776 million.

(2)
In addition, fair value amounts receivable under credit derivatives sold were $16,609 million.

In millions of dollars as of December 31, 2011	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$929,608	$45,920
Broker-dealer	321,293	19,026
Non-financial	1,048	98
Insurance and other financial institutions	142,579	7,447

Total by industry/counterparty	$1,394,528	$72,491

By instrument
Credit default swaps and options	$1,393,082	$72,358
Total return swaps and other	1,446	133

Total by instrument	$1,394,528	$72,491

By rating
Investment grade	$611,447	$16,913
Non-investment grade	226,939	28,034
Not rated	556,142	27,544

Total by rating	$1,394,528	$72,491

By maturity
Within 1 year	$266,723	$3,705
From 1 to 5 years	947,211	46,596
After 5 years	180,594	22,190

Total by maturity	$1,394,528	$72,491

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

Credit-Risk-Related Contingent Features in Derivatives

        Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that are in a liability position at March 31, 2012 and December 31, 2011 is $31 billion and $33 billion, respectively. The Company has posted $24 billion and $28 billion as collateral for this exposure in the normal course of business as of March 31, 2012 and December 31, 2011, respectively. Each downgrade would trigger additional collateral requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch as of March 31, 2012, the Company would be required to post additional collateral of $2.7 billion.

19.    FAIR VALUE MEASUREMENT

        ASC 820-10 (formerly SFAS 157) defines fair value, establishes a consistent framework for measuring fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Among other things, the standard requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

        Under ASC 820-10, the probability of default of a counterparty is factored into the valuation of derivative positions and includes the impact of Citigroup's own credit risk on derivatives and other liabilities measured at fair value.

Fair Value Hierarchy

        ASC 820-10, Fair Value Measurement, specifies a hierarchy of inputs based on whether the inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair value hierarchy:

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

Determination of Fair Value

        For assets and liabilities carried at fair value, the Company measures such value using the procedures set out below, irrespective of whether these assets and liabilities are carried at fair value as a result of an election or whether they are required to be carried at fair value.

        When available, the Company generally uses quoted market prices to determine fair value and classifies such items as Level 1. In some cases where a market price is available, the Company will make use of acceptable practical expedients (such as matrix pricing) to calculate fair value, in which case the items are classified as Level 2.

        If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based parameters, such as interest rates, currency rates, option volatilities, etc. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

        Where available, the Company may also make use of quoted prices for recent trading activity in positions with the same or similar characteristics to that being valued. The market activity and the amount of the bid-ask spread are among the factors considered in determining the liquidity of markets and the relevance of observed prices from those markets. If relevant and observable prices are available, those valuations may be classified as Level 2. If prices of similar instruments are not available from the market, other valuation techniques may be used and the item may be classified as Level 3.

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

Market valuation adjustments

        Liquidity adjustments are applied to items in Level 2 and Level 3 of the fair value hierarchy to ensure that the fair value reflects the liquidity or illiquidity of the market. The liquidity reserve may utilize the bid-offer spread for an instrument as one of the factors.

        Counterparty credit-risk adjustments are applied to derivatives, such as over-the-counter uncollateralized derivatives, where the base valuation uses market parameters based on the LIBOR interest rate curves. Not all counterparties have the same credit risk as that implied by the relevant LIBOR curve, so it is necessary to consider the market view of the credit risk of a counterparty in order to estimate the fair value of such an item.

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

        Generally, the unit of account for a financial instrument is the individual financial instrument. The Company applies market valuation adjustments that are consistent with the unit of account, which does not include adjustment due to the size of the Company's position, except as follows. ASC 820-10 permits an exception, through an accounting policy election, to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position when certain criteria are met. Citi has elected to measure certain portfolios of financial instruments, such as derivatives, that meet those criteria on the basis of the net open risk position. The Company applies market valuation adjustments, including adjustments to account for the size of the net open risk position, consistent with market participant assumptions and in accordance with the unit of account.

Valuation Process for Level 3 Fair Value Measurements

        Price verification procedures and related internal control procedures are governed by the Citigroup Pricing and Price Verification Policy and Standards, which is jointly owned by Finance and Risk Management. Finance has implemented the ICG Securities and Banking Pricing and Price Verification Standards and Procedures to facilitate S&B's compliance with this policy.

        For fair value measurements of assets and liabilities held by the Company, the front office traders are primarily responsible for valuing the trading account asset and liabilities, and Finance performs independent price verification procedures to evaluate those fair value measurements. Fair value measurements of assets and liabilities are determined using various techniques, including, but not limited to, discounted cash flows and internal models, such as Black-Scholes and Monte Carlo simulation.

        When a position involves one or more significant inputs that are not directly observable, price verification procedures are designed using the most relevant market data available and may involve extrapolation, interpolation, review of relevant historical data, and stress testing. Based on the observability of inputs used, Finance classifies the inventory as Level 1, Level 2 or Level 3.

        Reports of inventory that is classified within Level 3 of the fair value hierarchy are distributed to senior management in each of Finance, Risk and the individual business. This inventory is also discussed in Risk committees and in monthly meetings with senior trading management. As deemed necessary, reports may go to the Audit Committee of the Board of Directors or the full Board of Directors.

        In addition, the pricing models used to measure fair value are governed by an independent control framework. Although the models are developed and tested by the businesses, they are independently validated by Risk Management and reviewed by Finance with respect to their impact on the price verification procedures. To ensure their continued applicability, models are independently reviewed annually.

Securities purchased under agreements to resell and securities sold under agreements to repurchase

        No quoted prices exist for such instruments so fair value is determined using a discounted cash-flow technique. Cash flows are estimated based on the terms of the contract, taking into account any embedded derivative or other features. Expected cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Generally, when such instruments are held at fair value, they are classified within Level 2 of the fair value hierarchy as the inputs used in the valuation are readily observable. However, certain long-dated positions are classified within Level 3 of the fair value hierarchy.

Trading account assets and liabilities—trading securities and trading loans

        When available, the Company uses quoted market prices to determine the fair value of trading securities; such items are classified as Level 1 of the fair value hierarchy. Examples include some government securities and exchange-traded equity securities.

        For bonds and secondary market loans traded over the counter, the Company generally determines fair value utilizing valuation techniques, such as discounted cash flows, price-based and internal models, including Black-Scholes and Monte Carlo simulation. The two primary valuation methods are discounted cash flows and internal models. Fair value estimates from these internal valuation techniques are verified, where possible, to prices obtained from independent vendors. Vendors compile prices from various sources and may apply matrix pricing for similar bonds or loans where no price is observable. If available, the Company may also use quoted prices for recent trading activity of assets with similar characteristics to the bond or loan being valued. The yields used in discounted cash flow models are derived from the same price information. Trading securities and loans priced using such methods are generally classified as Level 2. However, when less liquidity exists for a security or loan, a quoted price is stale or prices from independent sources vary, a loan or security is generally classified as Level 3.

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

Trading account assets and liabilities—derivatives

        Exchange-traded derivatives are generally measured at fair value using quoted market (i.e., exchange) prices and are classified as Level 1 of the fair value hierarchy.

        The majority of derivatives entered into by the Company are executed over the counter and are valued using internal valuation techniques as no quoted market prices exist for such instruments. The valuation techniques and inputs depend on the type of derivative and the nature of the underlying instrument. The principal techniques used to value these instruments are discounted cash flows and internal models, including Black-Scholes and Monte Carlo simulation. The fair values of derivative contracts reflect cash the Company has paid or received (for example, option premiums paid and received).

        The key inputs depend upon the type of derivative and the nature of the underlying instrument and include interest rate yield curves, foreign-exchange rates, volatilities and correlation.

The Company uses overnight indexed swap OIS curves as fair value measurement inputs for the valuation of certain collateralized interest-rate related derivatives. The instrument is classified in either Level 2 or Level 3 depending upon the observability of the significant inputs to the model.

Subprime-related direct exposures in CDOs

        The valuation of high-grade and mezzanine asset-backed security (ABS) CDO positions utilizes prices based on the underlying assets of each high-grade and mezzanine ABS CDO. The high-grade and mezzanine positions are largely hedged through the ABX and bond short positions. This results in closer symmetry in the way these long and short positions are valued by the Company. Citigroup uses trader marks to value this portion of the portfolio and will do so as long as it remains largely hedged.

        For most of the lending and structuring direct subprime exposures, fair value is determined utilizing observable transactions where available, other market data for similar assets in markets that are not active and other internal valuation techniques.

Investments

        The investments category includes available-for-sale debt and marketable equity securities, whose fair value is generally determined by utilizing similar procedures described for trading securities above or, in some cases, using consensus pricing as the primary source.

        Also included in investments are nonpublic investments in private equity and real estate entities held by the S&B business. Determining the fair value of nonpublic securities involves a significant degree of management resources and judgment as no quoted prices exist and such securities are generally very thinly traded. In addition, there may be transfer restrictions on private equity securities. The Company uses an established process for determining the fair value of such securities, utilizing commonly accepted valuation techniques, including comparables analysis. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances or other observable transactions. As discussed in Note 11 to the Consolidated Financial Statements, the Company uses net asset value (NAV) to value certain of these investments.

        Private equity securities are generally classified as Level 3 of the fair value hierarchy.

Short-term borrowings and long-term debt

        Where fair value accounting has been elected, the fair value of non-structured liabilities is determined by utilizing internal models using the appropriate discount rate for the applicable maturity. Such instruments are generally classified as Level 2 of the fair value hierarchy as all inputs are readily observable.

        The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) and hybrid financial instruments (where performance is linked to risks other than interest rates, inflation or currency risks) using the appropriate derivative valuation methodology (described above) given the nature of the embedded risk profile. Such instruments are classified as Level 2 or Level 3 depending on the observability of significant inputs to the model.

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

        Citigroup acted in the capacity of primary dealer for approximately $72 billion of ARS and continued to purchase residual unsold inventory in support of the auction mechanism until mid-February 2008. After this date, liquidity in the ARS market deteriorated significantly, auctions failed due to a lack of bids from third-party investors, and Citigroup ceased to purchase unsold inventory. Following a number of ARS refinancings, at March 31, 2012, Citigroup continued to act in the capacity of primary dealer for approximately $14 billion of outstanding ARS.

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

        For ARS with student loans as underlying assets, future cash flows are estimated based on the terms of the loans underlying each individual ARS, discounted at an appropriate rate in order to estimate the current fair value. The key assumptions that impact the ARS valuations are the expected weighted average life (WAL) of the structure, estimated fail rate coupons, the amount of leverage in each structure and the discount rate used to calculate the present value of projected cash flows. The discount rate used for each ARS is based on rates observed for basic securitizations with similar maturities to the loans underlying each ARS being valued. In order to arrive at the appropriate discount rate, these observed rates were adjusted upward to factor in the specifics of the ARS structure being valued, such as callability, and the illiquidity in the ARS market.

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

        Similar to the valuation methodologies used for other trading securities and trading loans, the Company generally determines the fair values of Alt-A mortgage securities utilizing internal valuation techniques. Fair value estimates from internal valuation techniques are verified, where possible, to prices obtained from independent vendors. Consensus data providers compile prices from various sources. Where available, the Company may also make use of quoted prices for recent trading activity in securities with the same or similar characteristics to the security being valued.

        The valuation techniques used for Alt-A mortgage securities, as with other mortgage exposures, are price-based and discounted cash flows. The primary market-derived input is yield. Cash flows are based on current collateral performance with prepayment rates and loss projections reflective of current economic conditions of housing price change, unemployment rates, interest rates, borrower attributes and other market indicators.

        Alt-A mortgage securities that are valued using these methods are generally classified as Level 2. However, Alt-A mortgage securities backed by Alt-A mortgages of lower quality or subordinated tranches in the capital structure are mostly classified as Level 3 due to the reduced liquidity that exists for such positions, which reduces the reliability of prices available from independent sources.

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

        Similar to the valuation methodologies used for other trading securities and trading loans, the Company generally determines the fair value of securities and loans linked to commercial real estate utilizing internal valuation techniques which incorporate assumptions regarding defaults, recoveries and collateral values, among other inputs. Fair value estimates from internal valuation techniques are verified, where possible, to prices obtained from independent vendors. Consensus data providers compile prices from various sources. Where available, the Company may also make use of quoted prices for recent trading activity in securities or loans with the same or similar characteristics to that being valued. Securities and loans linked to commercial real estate valued using these methodologies are generally classified as either Level 2 or Level 3. Positions are classified as Level 3 as a result of reduced liquidity in the market for such exposures.

        The fair value of investments in entities that hold commercial real estate loans or commercial real estate directly is determined using a similar methodology to that used for other non-public investments in real estate held by the S&B business. The Company uses an established process for determining the fair value of such securities, using commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry-specific non-earnings-based multiples and discounted cash flow models. In determining the fair value of such investments, the Company also considers events, such as a proposed sale of the investee company, initial public offerings, equity issuances, or other observable transactions. Investments in entities that hold commercial real estate exposures are valued using these methodologies and are generally classified as either Level 2 or Level 3.

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011. The Company's hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

In millions of dollars at March 31, 2012	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$216,275	$4,497	$220,772	$(48,337)	$172,435
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$27,601	$1,115	$28,716	$—	$28,716
Prime	—	437	744	1,181	—	1,181
Alt-A	—	510	106	616	—	616
Subprime	—	262	375	637	—	637
Non-U.S. residential	—	499	122	621	—	621
Commercial	—	1,291	548	1,839	—	1,839

Total trading mortgage-backed securities	$—	$30,600	$3,010	$33,610	$—	$33,610

U.S. Treasury and federal agency securities
U.S. Treasury	$14,479	$2,414	$—	$16,893	$—	$16,893
Agency obligations	—	2,649	—	2,649	—	2,649

Total U.S. Treasury and federal agency securities	$14,479	$5,063	$—	$19,542	$—	$19,542

State and municipal	$—	$5,747	$223	$5,970	$—	$5,970
Foreign government	53,421	26,260	833	80,514	—	80,514
Corporate	—	36,059	3,763	39,822	—	39,822
Equity securities	42,714	3,056	191	45,961	—	45,961
Asset-backed securities	—	1,638	5,655	7,293	—	7,293
Other debt securities	—	15,008	2,587	17,595	—	17,595

Total trading securities	$110,614	$123,431	$16,262	$250,307	$—	$250,307

Trading account derivatives
Interest rate contracts	2	684,823	2,112	686,937
Foreign exchange contracts	1	73,182	772	73,955
Equity contracts	2,834	16,089	1,741	20,664
Commodity contracts	859	13,787	932	15,578
Credit derivatives	—	60,748	6,230	66,978

Total trading account derivatives	$3,696	$848,629	$11,787	$864,112
Gross cash collateral paid				$52,714
Netting agreements and market value adjustments					$(860,083)

Total trading account derivatives	$3,696	$848,629	$11,787	$916,826	$(860,083)	$56,743

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$56	$44,114	$932	$45,102	$—	$45,102
Prime	—	115	2	117	—	117
Alt-A	—	1	—	1	—	1
Subprime	—	—	—	—	—	—
Non-U.S. residential	—	6,426	—	6,426	—	6,426
Commercial	—	482	6	488	—	488

Total investment mortgage-backed securities	$56	$51,138	$940	$52,134	$—	$52,134

U.S. Treasury and federal agency securities
U.S. Treasury	$11,212	$43,703	$—	$54,915	$—	$54,915
Agency obligations	—	34,259	—	34,259	—	34,259

Total U.S. Treasury and federal agency securities	$11,212	$77,962	$—	$89,174	$—	$89,174

In millions of dollars at March 31, 2012	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
State and municipal	$—	$13,462	$682	$14,144	$—	$14,144
Foreign government	34,910	53,992	375	89,277	—	89,277
Corporate	—	10,912	1,062	11,974	—	11,974
Equity securities	453	644	1,326	2,423	—	2,423
Asset-backed securities	—	7,773	3,073	10,846	—	10,846
Other debt securities	—	555	55	610	—	610
Non-marketable equity securities	—	555	8,287	8,842	—	8,842

Total investments	$46,631	$216,993	$15,800	$279,424	$—	$279,424

Loans(2)	$—	$466	$4,278	$4,744	$—	$4,744
Mortgage servicing rights	—	—	2,691	2,691	—	2,691

Nontrading derivatives and other financial assets measured on a recurring basis, gross	$—	$10,620	$2,322	$12,942
Gross cash collateral paid				$144
Netting agreements and market value adjustments					$(3,673)

Nontrading derivatives and other financial assets measured on a recurring basis	$—	$10,620	$2,322	$13,086	$(3,673)	$9,413

Total assets	$160,941	$1,416,414	$57,637	$1,687,850	$(912,093)	$775,757
Total as a percentage of gross assets(3)	9.9%	86.6%	3.5%	100.0%

Liabilities
Interest-bearing deposits	—	869	458	1,327	—	1,327
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	184,883	1,025	185,908	(48,337)	137,571
Trading account liabilities
Securities sold, not yet purchased	71,850	10,175	177	82,202		82,202
Trading account derivatives
Interest rate contracts	5	667,925	1,421	669,351
Foreign exchange contracts	2	78,126	716	78,844
Equity contracts	3,131	29,698	2,818	35,647
Commodity contracts	889	14,349	1,791	17,029
Credit derivatives	—	57,485	6,002	63,487

Total trading account derivatives	$4,027	$847,583	$12,748	$864,358
Gross cash collateral received				44,972
Netting agreements and market value adjustments					$(855,576)

Total trading account derivatives	$4,027	$847,583	$12,748	$909,330	$(855,576)	$53,754
Short-term borrowings	—	794	423	1,217	—	1,217
Long-term debt	—	20,181	6,519	26,700	—	26,700

Nontrading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$2,561	$2	$2,563
Gross cash collateral received				$4,249
Netting agreements and market value adjustments					$(3,673)

Nontrading derivatives and other financial liabilities measured on a recurring basis	—	2,561	2	6,812	(3,673)	3,139

Total liabilities	$75,877	$1,067,046	$21,352	$1,213,496	$(907,586)	$305,910
Total as a percentage of gross liabilities(3)	6.5%	91.7%	1.8%	100.0%

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral and the market value adjustment.

(2)
There is no allowance for loan losses recorded for loans reported at fair value.

(3)
Percentage is calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding collateral paid/received on derivatives.

In millions of dollars at December 31, 2011	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$188,034	$4,701	$192,735	$(49,873)	$142,862
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$26,674	$861	$27,535	$—	$27,535
Prime	—	118	759	877	—	877
Alt-A	—	444	165	609	—	609
Subprime	—	524	465	989	—	989
Non-U.S. residential	—	276	120	396	—	396
Commercial	—	1,715	618	2,333	—	2,333

Total trading mortgage-backed securities	$—	$29,751	$2,988	$32,739	$—	$32,739

U.S. Treasury and federal agency securities
U.S. Treasury	$15,612	$2,615	$—	$18,227	$—	$18,227
Agency obligations	—	1,169	3	1,172	—	1,172

Total U.S. Treasury and federal agency securities	$15,612	$3,784	$3	$19,399	$—	$19,399

State and municipal	$—	$5,112	$252	$5,364	$—	$5,364
Foreign government	52,429	26,601	521	79,551	—	79,551
Corporate	—	33,786	3,240	37,026	—	37,026
Equity securities	29,707	3,279	244	33,230	—	33,230
Asset-backed securities	—	1,270	5,801	7,071	—	7,071
Other debt securities	—	12,818	2,209	15,027	—	15,027

Total trading securities	$97,748	$116,401	$15,258	$229,407	$—	$229,407

Trading account derivatives
Interest rate contracts	$67	$755,473	$1,947	$757,487
Foreign exchange contracts	—	93,536	781	94,317
Equity contracts	2,240	16,376	1,619	20,235
Commodity contracts	958	11,940	865	13,763
Credit derivatives	—	81,123	9,301	90,424

Total trading account derivatives	$3,265	$958,448	$14,513	$976,226
Gross cash collateral paid				57,815
Netting agreements and market value adjustments					$(971,714)

Total trading account derivatives	$3,265	$958,448	$14,513	$1,034,041	$(971,714)	$62,327

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$59	$45,043	$679	$45,781	$—	$45,781
Prime	—	105	8	113	—	113
Alt-A	—	1	—	1	—	1
Subprime	—	—	—	—	—	—
Non-U.S. residential	—	4,658	—	4,658	—	4,658
Commercial	—	472	—	472	—	472

Total investment mortgage-backed securities	$59	$50,279	$687	$51,025	$—	$51,025

U.S. Treasury and federal agency securities
U.S. Treasury	$11,642	$38,587	$—	$50,229	$—	$50,229
Agency obligations	—	34,834	75	34,909	—	34,909

Total U.S. Treasury and federal agency securities	$11,642	$73,421	$75	$85,138	$—	$85,138

In millions of dollars at December 31, 2011	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
State and municipal	$—	$13,732	$667	$14,399	$—	$14,399
Foreign government	33,544	50,523	447	84,514	—	84,514
Corporate	—	9,268	989	10,257	—	10,257
Equity securities	6,634	98	1,453	8,185	—	8,185
Asset-backed securities	—	6,962	4,041	11,003	—	11,003
Other debt securities	—	563	120	683	—	683
Non-marketable equity securities	—	518	8,318	8,836	—	8,836

Total investments	$51,879	$205,364	$16,797	$274,040	$—	$274,040

Loans(2)	$—	$583	$4,682	$5,265	$—	$5,265
Mortgage servicing rights	—	—	2,569	2,569	—	2,569

Nontrading derivatives and other financial assets measured on a recurring basis, gross	$—	$14,270	$2,245	$16,515
Gross cash collateral paid				307
Netting agreements and market value adjustments					$(3,462)

Nontrading derivatives and other financial assets measured on a recurring basis	$—	$14,270	$2,245	$16,822	$(3,462)	$13,360

Total assets	$152,892	$1,483,100	$60,765	$1,754,879	$(1,025,049)	$729,830
Total as a percentage of gross assets(3)	9.0%	87.4%	3.6%	100.0%

Liabilities
Interest-bearing deposits	$—	$895	$431	$1,326	$—	$1,326
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	161,582	1,061	162,643	(49,873)	112,770
Trading account liabilities
Securities sold, not yet purchased	58,456	10,941	412	69,809		69,809
Trading account derivatives
Interest rate contracts	37	738,833	1,221	740,091
Foreign exchange contracts	—	96,549	814	97,363
Equity contracts	2,822	26,961	3,356	33,139
Commodity contracts	873	11,959	1,799	14,631
Credit derivatives	—	77,153	7,573	84,726

Total trading account derivatives	$3,732	$951,455	$14,763	$969,950
Gross cash collateral received				52,811
Netting agreements and market value adjustments					$(966,488)

Total trading account derivatives	$3,732	$951,455	$14,763	$1,022,761	$(966,488)	$56,273
Short-term borrowings	—	855	499	1,354	—	1,354
Long-term debt	—	17,268	6,904	24,172	—	24,172

Nontrading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$3,559	$3	$3,562
Gross cash collateral received				$3,642
Netting agreements and market value adjustments					$(3,462)

Nontrading derivatives and other financial liabilities measured on a recurring basis	$—	$3,559	$3	$7,204	$(3,462)	$3,742

Total liabilities	$62,188	$1,146,555	$24,073	$1,289,269	$(1,019,823)	$269,446
Total as a percentage of gross liabilities(3)	5.0%	93.0%	2.0%	100.0%

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral and the market value adjustment.

(2)
There is no allowance for loan losses recorded for loans reported at fair value.

(3)
Percentage is calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding collateral paid/received on derivatives.

Changes in Level 3 Fair Value Category

        The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2012 and March 31, 2011. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2011	Principal transactions	Other(1)(2)	Transfers into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31. 2012
Assets
Fed funds sold and securities borrowed or purchased under agreements to resell	$4,701	$33	$—	$25	$(262)	$—	$—	$—	$—	$4,497	$32
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$861	$50	$—	$379	$(127)	$183	$31	$(225)	$(37)	$1,115	$22
Prime	759	46	—	5	(103)	354	—	(316)	(1)	744	11
Alt-A	165	18	—	3	(42)	69	—	(107)	—	106	(3)
Subprime	465	(50)	—	20	(20)	201	—	(240)	(1)	375	1
Non-U.S. residential	120	5	—	2	(15)	68	—	(58)	—	122	3
Commercial	618	(67)	—	36	(108)	211	—	(142)	—	548	2

Total trading mortgage-backed securities	$2,988	$2	$—	$445	$(415)	$1,086	$31	$(1,088)	$(39)	$3,010	$36

U.S. Treasury and federal agency securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agency obligations	3	—	—	—	—	—	—	(3)	—	—	—

Total U.S. Treasury and federal agency securities	$3	$—	$—	$—	$—	$—	$—	$(3)	$—	$—	$—

State and municipal	$252	$(3)	$—	$—	$—	$22	$—	$(48)	$—	$223	$(4)
Foreign government	521	3	—	2	(263)	710	—	(140)	—	833	4
Corporate	3,240	119	—	327	(125)	1,496	—	(595)	(699)	3,763	121
Equity securities	244	4	—	18	(9)	78	—	(120)	(24)	191	(3)
Asset-backed securities	5,801	335	—	17	(36)	2,651	—	(3,054)	(59)	5,655	66
Other debt securities	2,209	(40)	—	154	(65)	904	—	(520)	(55)	2,587	(22)

Total trading securities	$15,258	$420	$—	$963	$(913)	$6,947	$31	$(5,568)	$(876)	$16,262	$198

Derivatives, net(4)
Interest rate contracts	726	(217)	—	342	(17)	199	—	(129)	(213)	691	(456)
Foreign exchange contracts	(33)	97	—	(5)	(8)	129	—	(107)	(17)	56	29
Equity contracts	(1,737)	474	—	3	436	134	—	(175)	(212)	(1,077)	(135)
Commodity contracts	(934)	74	—	(5)	9	45	—	(68)	20	(859)	2
Credit derivatives	1,728	(1,235)	—	(204)	(53)	111	—	(10)	(109)	228	(1,030)

Total derivatives, net(4)	$(250)	$(807)	$—	$131	$367	$618	$—	$(489)	$(531)	$(961)	$(1,590)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$679	$—	$9	$—	$(641)	$885	$—	$—	$—	$932	$4
Prime	8	—	—	—	(6)	—	—	—	—	2	—
Alt-A	—	—	—	—	—	—	—	—	—	—	—
Subprime	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	6	—	—	—	6	—

Total investment mortgage-backed debt securities	$687	$—	$9	$—	$(647)	$891	$—	$—	$—	$940	$4

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2011	Principal transactions	Other(1)(2)	Transfers into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31. 2012
U.S. Treasury and federal agency securities	$75	$—	$—	$—	$(75)	$—	$—	$—	$—	$—	$—
State and municipal	667	—	(1)	—	—	32	—	(16)	—	682	(7)
Foreign government	447	—	3	—	(17)	89	—	(80)	(67)	375	1
Corporate	989	—	(4)	—	—	87	—	(7)	(3)	1,062	1
Equity securities	1,453	—	45	—	—	—	—	(172)	—	1,326	16
Asset-backed securities	4,041	—	3	—	(43)	—	—	(7)	(921)	3,073	—
Other debt securities	120	—	—	—	—	—	—	(64)	(1)	55	—
Non-marketable equity securities	8,318	—	196	—	—	138	—	(8)	(357)	8,287	231

Total investments	$16,797	$—	$251	$—	$(782)	$1,237	$—	$(354)	$(1,349)	$15,800	$246

Loans	$4,682	$—	$(37)	$—	$(25)	$86	$—	$(8)	$(420)	$4,278	$300
Mortgage servicing rights	$2,569	$—	$187	$—	$—	$2	$142	$(5)	$(204)	$2,691	$184
Other financial assets measured on a recurring basis	$2,245	$—	$7	$8	$(1)	$1	$276	$(38)	$(176)	$2,322	$14

Liabilities
Interest-bearing deposits	$431	$—	$(5)	$83	$—	$—	$8	$—	$(69)	$458	$(58)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,061	27	—	—	—	—	—	—	(9)	1,025	—
Trading account liabilities
Securities sold, not yet purchased	412	(72)	—	4	(7)	—	—	71	(375)	177	(75)
Short-term borrowings	499	(56)	—	—	(9)	—	126	—	(249)	423	(2)
Long-term debt	6,904	(78)	29	159	(416)	—	287	—	(464)	6,519	(203)
Other financial liabilities measured on a recurring basis	3	—	(1)	—	—	(1)	—	—	(1)	2	(1)

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2010	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	March 31, 2011
Assets
Fed funds sold and securities borrowed or purchased under agreements to resell	$4,911	$(152)	$—	$(1,493)	$—	$—	$—	$—	$3,266	$(102)
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	831	53	—	236	94	—	190	—	1,024	43
Prime	594	98	—	24	1,153	—	267	—	1,602	13
Alt-A	385	12	—	71	1,551	—	73	—	1,946	(1)
Subprime	1,125	36	—	13	309	—	367	—	1,116	10
Non-U.S. residential	224	32	—	85	122	—	173	—	290	1
Commercial	418	64	—	(5)	240	—	132	—	585	48

Total trading mortgage-backed securities	$3,577	$295	$—	$424	$3,469	$—	$1,202	$—	$6,563	$114

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agency obligations	72	1	—	(14)	3	—	31	—	31	—

Total U.S. Treasury and federal agencies securities	$72	$1	$—	$(14)	$3	$—	$31	$—	$31	$—

State and municipal	$208	$62	$—	(5)	$893	$—	$43	—	$1,115	$31
Foreign government	566	1	—	(4)	518	—	174	—	907	1
Corporate	6,006	169	—	(484)	1,849	—	1,454	—	6,086	(47)
Equity securities	776	56	—	(511)	105	—	121	—	305	30
Asset-backed securities	6,618	218	—	(59)	1,299	—	2,351	—	5,725	(61)
Other debt securities	1,305	(2)	—	31	264	—	183	—	1,415	26

Total trading securities	$19,128	$800	$—	$(622)	$8,400	$—	$5,559	$—	$22,147	$94

Derivatives, net(4)
Interest rate contracts	$(730)	$(243)	$—	$724	$—	$—	$—	$(253)	$4	$(486)
Foreign exchange contracts	164	141	—	(42)	—	—	—	24	239	(3)
Equity contracts	(1,639)	24	—	(743)	—	—	—	210	(2,568)	(253)
Commodity contracts	(1,023)	(59)	—	(88)	—	—	—	126	(1,296)	(143)
Credit derivatives	1,845	(538)	—	(178)	—	—	—	1,436	(307)	(334)

Total derivatives, net(4)	$(1,383)	$(675)	—	$(327)	$—	$—	$—	$1,543	$(3,928)	$(1,219)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$22	$—	$(9)	$344	$5	$—	$—	$—	$362	$(15)
Prime	166	—	2	—	—	—	18	—	150	—
Alt-A	1	—	—	1	—	—	—	—	2	—
Subprime	—	—	—	—	—	—	—	—	—	—
Commercial	527	—	3	—	15	—	18	—	527	—

Total investment mortgage-backed debt securities	$716	$—	$(4)	$345	$20	$—	$36	$—	$1,041	$(15)

U.S. Treasury and federal agencies securities	$17	$—	$—	$—	$—	$—	$1	$—	$16	$—
State and municipal	504	—	(24)	(93)	21	—	27	—	381	(30)
Foreign government	358	—	7	64	50	—	53	—	426	5
Corporate	1,018	—	15	37	27	—	12	—	1,085	(4)
Equity securities	2,055	—	(29)	(29)	—	—	168	—	1,829	62
Asset-backed securities	5,424	—	46	43	36	—	547	—	5,002	26

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2010	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	March 31, 2011
Other debt securities	727	—	(33)	67	33	—	122	—	672	(33)
Non-marketable equity securities	6,467	—	449	(320)	3,190	—	844	—	8,942	551

Total investments	$17,286	—	$427	$114	$3,377		$1,810		$19,394	$562

Loans	$3,213	$—	$(87)	$(19)	$—	$341	$—	$296	$3,152	$(112)
Mortgage servicing rights	4,554	—	208	—	—	—	—	72	4,690	208
Other financial assets measured on a recurring basis	2,509	—	(16)	(19)	—	201	—	190	2,485	8

Liabilities
Interest-bearing deposits	$277	$—	$(34)	$60	$—	$215	$—	$(1)	$585	91
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,261	18	—	90	—	—	165	—	1,168	(15)
Trading account liabilities
Securities sold, not yet purchased	187	63	—	(82)	—	—	—	67	109	63
Short-term borrowings	802	178	—	(41)	—	25	—	(217)	391	52
Long-term debt	8,494	(71)	96	25	—	463	—	(165)	8,792	(301)
Other financial liabilities measured on a recurring basis	19	—	(4)	7	—	4	—	(25)	9	5

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

        The significant changes from December 31, 2011 to March 31, 2012 in Level 3 assets and liabilities were due to:

  •
  A net increase in trading securities of $1.0 billion that included:

  •
  Purchases of Corporate debt trading securities of $1.5 billion and sales of $0.6 billion.

  •
  Purchases of asset-backed securities of $2.7 billion and sales of $3.1 billion, reflecting trading in CDO and CLO positions as credit market increased in the first quarter, which increased demand. As these positions are bespoke, they are classified as Level 3.

  •
  Purchases of other debt trading securities of $0.9 billion and sales of $0.5 billion.

  •
  A net decrease in credit derivatives of $1.5 billion. The net decrease was composed of losses of $1.2 billion recorded in Principal transactions, $0.6 billion of which related to total return swaps referencing returns on Corporate loans, offset by gains on the referenced loans which are classified as Level 2. Losses of $0.3 billion related to bespoke CDOs and index CDOs due to credit spreads tightening, $0.2 billion of which was offset by gains on index positions classified as Level 2.

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

  •
  A net increase in trading securities of $3.0 billion that included:

  •
  The reclassification of certain securities from Investments held-to-maturity to Trading account assets during the first quarter of 2011, as discussed in Note 11 to the Consolidated Financial Statements, which resulted in an increase in Level 3 assets of $4.3 billion at March 31, 2011. These reclassifications have been included in purchases in the Level 3 roll-forward table above. These Level 3 assets included $2.8 billion of trading mortgage-backed securities

      ($1.5 billion of which were Alt-A and $1.0 billion of Prime), $0.9 billion of state and municipal debt securities, $0.3 billion of Corporate debt securities and $0.3 billion of asset-backed securities.

    •
    Purchases of corporate debt trading securities of $1.8 billion and sales of $1.5 billion, reflecting increased trading activity during the first quarter.

    •
    Purchases of asset-backed securities of $1.3 billion during the first quarter, reflecting an increase in trading activity in the ABS sector. Sales of $2.4 billion of asset-backed securities included sales and redemptions of auction-rate securities of $1.1 billion, as well increased trading activity.

  •
  A decrease in credit derivatives of $2.2 billion during the first quarter of 2011, which included settlements of $1.4 billion, relating primarily to the settlement of certain contracts under which the Company had purchased credit protection on commercial mortgage-backed securities from a single counterparty.

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

Transfers between Level 1 and Level 2 of the Fair Value Hierarchy

        During the three months ended March 31, 2012, the Company had the following transfers between Level 1 and Level 2 of the fair value hierarchy:

  •
  Transfers of $358 million of Trading equity securities from Level 2 to Level 1 and $5 million from Level 1 to Level 2;

  •
  Transfers of $66 million of Securities sold, not yet purchased from Level 2 to Level 1, and $1 million from Level 1 to Level 2.

  •
  Transfers of $111 million of Foreign government trading securities from Level 2 to Level 1.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

        The Company's Level 3 inventory consists of both cash securities and derivatives of varying complexities. The valuation methodologies applied to measure the fair value of these positions include discounted cash flow analyses, internal models and comparative analysis. A position is classified within Level 3 of the fair value hierarchy when at least one input is unobservable and is considered significant to its valuation. The specific reason for why an input is deemed unobservable varies. For example, at least one significant input to the pricing model is not observable in the market, at least one significant input has been adjusted to make it more representative of the position being valued, or the price quote available does not reflect sufficient trading activities.

        The following table presents the valuation techniques covering the majority of Level 3 inventory and the most significant unobservable inputs used in Level 3 fair value measurements as of March 31, 2012.

	Fair Value (in millions)	Methodology	Input	Low(1)(2)	High(1)(2)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$4,497	Cash flow	Interest Rate	1.52%	2.15%
Trading and investment securities
Mortgage-backed securities	3,950	Cash flow	Yield	0.01%	35.95%
		Price-based	Prepayment Period	0.78yrs	10.59yrs
			Price	$—	$125.43
State and municipal	$905	Cash Flow	Yield	0.01%	6.00%
		Price-based	Underlying Price(s)	$100.00	$100.00
Foreign government	1,208	Price-based	Price	$0.001	$115.00
		Internal Model	Yield	1.00%	16.00%
		Cash flow	Interest Rate	0.07%	9.10%
Corporate	4,825	Cash flow	Credit Spread	22bps	110bps
		Price-based	Yield	1.50%	16.00%
		Internal Model	Equity Volatility	14.41%	55.49%
			Interest Rate	0.35%	16.38%
			Price	$—	$126.97
Equity securities	1,517	Internal Model	Equity Volatility	8.10%	241.80%
		Price—based	Price	$—	$115.00
		Cash flow	Recovery Rate	10.00%	100.00%
			Yield	5.00%	15.00%
			Weighted Average Life (WAL)	3yrs	3yrs
Asset—backed securities	8,729	Cash flow	Credit Correlation	20.00%	60.00%
		Internal Model	Yield	0.55%	30.67%
		Price—based	Price	$0.00	$127.86
			Recovery Rate	—%	100.00%
			WAL	1.44yrs	21.42yrs
Other debt securities	$2,642	Cash flow	Credit Spread	22bps	703bps
		Internal Model	Yield	1.75%	14.40%
		Price—based	Price	$—	$110.27
			Recovery Rate	40.00%	40.00%
			WAL	1.44yrs	21.42yrs
Non—marketable equity	8,268	Cash flow	Adjustment factor	—	0.5
		Comparables Analysis	Yield	9.09%	12.00%
		Price—based	EBITDA Multiples	0.70	13.55
			Price	$—	$3.70

Total trading and investment securities	$32,062

Derivatives—Gross(3)
Interest rate contracts (gross)	$3,533	Cash flow	Yield	1.50%	15.00%
		Internal Model	Interest Rate	0.23%	3.25%
			Interest Rate Volatility	8.70%	85.00%
			Interest Rate—Foreign Exchange Rate (IR—FX) Correlation	(50.00)%	60.00%
			Interest Rate—Interest Rate (IR—IR) Correlation	(13.28)%	100.00%
Foreign exchange contracts (gross)	1,489	Internal Model	FX Volatility	0.06%	29.00%
			FX—Credit Correlation	65.00%	100.00%
			IR Volatility	8.70%	71.63%
			IR—FX Correlation	40.00%	60.00%
			Recovery Rate	20.00%	40.00%
Equity contracts (gross)(4)	4,559	Cash flow	Yield	1.50%	15.00%
		Internal Model	Credit Spread	150bps	500bps
		Price—based	Equity Forward	23.60%	248.00%
			Equity Volatility	3.36%	241.80%
			Equity—Equity Correlation	26.20%	98.00%
			Equity—IR Correlation	(43.00)%	57.00%

	Fair Value (in millions)	Methodology	Input	Low(1)(2)	High(1)(2)
			FX Volatility	14.84%	16.04%
			Price	$0.01	$115.00
			Yield Volatility	4.45%	13.00%
Commodity contracts (gross)	$2,723	Internal Model	Commodity Correlation	(72.00)%	96.00%
			Commodity Volatility	8.00%	141.00%
			Forward Price	74.00%	328.00%
Credit derivatives (gross)	12,232	Cash flow	Credit Spread(5)	1bps	33,555bps
		Internal Model	Credit Correlation	5.00%	95.00%
		Price—based	FX—Credit Correlation	65.00%	100.00%
			Recovery Rate	9.00%	75.00%
			Price	$0.00	$100.00
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)	2,325	Internal Model	Redemption Rate	6.70%	99.60%
		Price—based	Price	$100.00	$100.00

Total derivatives—Gross	$26,861

Loans and leases	$4,279	Cash flow	Credit Spread	46bps	668bps
		Internal Model	Yield	0.90%	3.50%
		Price—based	Price	$0.01	$113.38
			Recovery Rate	36.00%	70.00%
Mortgage servicing rights	2,691	Cash flow	Yield	0.00%	44.83%
			Prepayment Period	0.78yrs	10.59yrs
Liabilities
Interest—bearing deposits	$458	Internal Model	IR Volatility	13.00%	20.00%
			IR—FX Correlation	(38.90)%	55.39%
			IR—IR Correlation	20.00%	90.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,025	Cash flow	Interest Rate	0.93%	2.83%
Trading account liabilities
Securities sold, not yet purchased	177	Cash flow	Yield	—%	30.67%
		Price—based	Price	$—	105.01
			WAL	1.44yrs	21.42yrs
Short—term borrowings and long—term debt	6,941	Internal Model	Credit Spread(5)	70bps	10,399bps
		Price—based	Equity Forward	23.60%	248.00%
			Equity Volatility	8.10%	241.80%
			Equity—Equity Correlation	26.20%	98.00%
			Equity—FX Correlation	(83.00)%	60.00%
			Interest Rate	0.25%	2.00%
			IR Volatility	8.70%	71.63%
			Price	$0.01	$128.53

(1)
Some inputs are shown as zero due to rounding.

(2)
When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to one large position only.

(3)
Includes both trading and nontrading account derivatives—assets and liabilities—on a gross basis.

(4)
Includes hybrid products.

(5)
Large credit spreads related to credit default swaps on distressed underlying assets that have deteriorated credit quality.

Sensitivity to Unobservable Inputs and Interrelationships between Unobservable Inputs

        The impact of key unobservable inputs on the Level 3 fair value measurements may not be independent of one another. For certain instruments, the pricing, hedging, and risk management is sensitive to the correlation between various inputs rather than on the analysis and aggregation of the individual inputs.

        The following section describes the sensitivities and interrelationships of the most significant unobservable inputs used by the Company in Level 3 fair value measurements.

Correlation

        For these instruments, price risk is nonseparable, i.e. a change in one input will affect the sensitivity of valuation to another input. A variety of correlation-related assumptions are required for a wide range of instruments including, equity baskets, foreign-exchange options, CDOs backed by loans, mortgages, subprime mortgages, credit default swaps and many other instruments. Estimating correlation can be especially difficult where it may vary over time. Extracting correlation information from market data requires significant assumptions regarding the informational efficiency of the market (for example, swaption markets). Changes in correlation levels can have a major impact, favorable or unfavorable, on the value of an instrument.

Volatility

        Represents the speed and severity of market price changes and is a key factor in pricing derivatives. Typically, instruments can become more expensive if volatility increases. For example, as an index becomes more volatile, the cost to Citi of maintaining a given level of exposure increases because more frequent rebalancing of the portfolio is required. Volatility generally depends on the tenor of the underlying instrument and the strike price or level defined in the contract. Volatilities for certain combinations of tenor and strike are not observable. Some instruments benefit from an increase in volatility, others benefit from a decrease. The general relationship between changes in the value of a portfolio to changes in volatility also depends on changes in interest rates and the level of the underlying index.

Yield

        Sometimes, a yield of a similar instrument is available in the market. However, this yield may need to be adjusted to capture the characteristics of the security being valued. When the amount of the adjustment is significant to the value of the security, the fair value measurement is classified as Level 3.

        Adjusted yield is generally used to discount the projected future principal and interest cash flows. Adjusted yield is impacted by changes in the interest rate environment and relevant credit spreads.

        In other situations, the yield of a similar security may not represent sufficient market liquidity, and therefore, the fair value measurement is classified as Level 3.

Prepayment

        Prepayment is generally negatively correlated with delinquency and interest rate. A combination of low prepayment and high delinquencies amplify each input's negative impact on mortgage securities' valuation. As prepayment speeds change, the weighted average life of the security changes, which impacts the valuation either positively or negatively, depending upon the nature of the security and the direction of the change.

Recovery

        For many credit securities, there is no directly observable market input for recovery, but indications of recovery levels are available from pricing services. The assumed recoveries of a security may differ from its true recoveries that will be observable in the future. An increase in the recovery rate typically results in an increased market value from the perspective of a protection seller. Recovery rate impacts the valuation of credit securities, including mortgage securities. Generally, an increase in the recovery rate assumption increases the fair value of the security. An increase in loss severity, the inverse of the recovery rate, reduces the amount of principal available for distribution and as a result, decreases the fair value from the perspective of a protection seller.

Credit Spread

        Changes in credit spread affect the fair value of securities differently depending on the characteristics and maturity profile of the security. Credit spread reflects the market perception of changes in prepayment, delinquency, and recovery rates, therefore capturing the impact of other variables on the fair value.

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

        The following table presents the carrying amounts of all assets that were still held as of March 31, 2012 and December 31, 2011, and for which a nonrecurring fair value measurement was recorded during the twelve months then ended:

In millions of dollars	Fair value	Level 2	Level 3
March 31, 2012
Loans held-for-sale	$2,177	$816	$1,361
Other real estate owned	307	66	241
Loans(1)	4,094	3,551	543

Total assets at fair value on a nonrecurring basis	$6,578	$4,433	$2,145

(1)
Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2011
Loans held-for-sale	$2,644	$1,668	$976
Other real estate owned	271	88	183
Loans(1)	3,911	3,185	726

Total assets at fair value on a nonrecurring basis	$6,826	$4,941	$1,885

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

Nonrecurring Fair Value Changes

        The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at March 31, 2012 and December 31, 2011.

In millions of dollars	March 31, 2012
Loans held-for-sale	$(50)
Other real estate owned	(14)
Loans(1)	(769)

Total nonrecurring fair value gains (losses)	$(833)

(1)
Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

In millions of dollars	March 31, 2011
Total nonrecurring fair value gains (losses)(1)	$(111)

(1)
Excludes loans held for investment whose carrying amount is based on the fair value of underlying collateral.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value

        The table below presents the carrying value and fair value of Citigroup's financial instruments which are not carried at fair value. The table below therefore excludes items measured at fair value on a recurring basis presented in the tables above. The disclosure also excludes leases, affiliate investments, pension and benefit obligations and insurance policy claim reserves. In addition, contract-holder fund amounts exclude certain insurance contracts. Also, as required, the disclosure excludes the effect of taxes, any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, excess fair value associated with deposits with no fixed maturity and other expenses that would be incurred in a market transaction. In addition, the table excludes the values of non-financial assets and liabilities, as well as a wide range of franchise, relationship and intangible values, which are integral to a full assessment of Citigroup's financial position and the value of its net assets.

        The fair value represents management's best estimates based on a range of methodologies and assumptions. The carrying value of short-term financial instruments not accounted for at fair value, as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used when available for investments and for liabilities, such as long-term debt not carried at fair value. For loans not accounted for at fair value, cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. Expected credit losses are either embedded in the estimated future cash flows or incorporated as an adjustment to the discount rate used. The value of collateral is also considered. For liabilities such as long-term debt not accounted for at fair value and without quoted market prices, market borrowing rates of interest are used to discount contractual cash flows.

	March 31, 2012
			Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$17.9	$17.4	$—	$15.5	$1.9
Federal funds sold and securities borrowed or purchased under agreements to resell	116.6	116.6	—	109.0	7.6
Loans(1)(2)	611.7	599.4	—	4.7	594.7
Other financial assets(2)(3)	282.2	282.0	9.9	240.8	31.3

Liabilities
Deposits	$904.7	$903.9	$—	$837.2	$66.7
Federal funds purchased and securities loaned or sold under agreements to repurchase	88.4	88.4	—	87.0	1.4
Long-term debt	284.4	284.4	—	236.2	48.2
Other financial liabilities(4)	143.3	143.3	—	92.1	51.2

	December 31, 2011
In billions of dollars	Carrying value	Estimated fair value
Assets
Investments	$19.4	$18.4
Federal funds sold and securities borrowed or purchased under agreements to resell	133.0	133.0
Loans(1)(2)	609.3	598.7
Other financial assets(2)(3)	245.7	245.4

Liabilities
Deposits	$864.6	$864.5
Federal funds purchased and securities loaned or sold under agreements to repurchase	85.6	85.6
Long-term debt	299.3	289.7
Other financial liabilities(4)	141.1	141.1

(1)
The carrying value of loans is net of the Allowance for loan losses of $29.0 billion for March 31, 2012 and $30.1 billion for December 31, 2011. In addition, the carrying values exclude $2.6 billion and $2.5 billion of lease finance receivables at March 31, 2012 and December 31, 2011, respectively.

(2)
Includes items measured at fair value on a nonrecurring basis.

(3)
Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverable and other financial instruments included in Other assets on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

(4)
Includes brokerage payables, separate and variable accounts, short-term borrowings (carried at cost) and other financial instruments included in Other liabilities on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

        Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality, and market perceptions of value and as existing assets and liabilities run off and new transactions are entered into.

        The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup's loans, in aggregate, by $12.3 billion and by $10.6 billion at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the carrying values, net of allowances, exceeded the estimated fair values by $8.4 billion and $3.9 billion for Consumer loans and Corporate loans, respectively.

        The estimated fair values of the Company's corporate unfunded lending commitments at March 31, 2012 and December 31, 2011 were liabilities of $7.1 billion and $4.7 billion, respectively, which are substantially fair valued at level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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

        All servicing rights are recognized initially at fair value. The Company has elected fair value accounting for its mortgage servicing rights. See Note 17 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.

        The following table presents, as of March 31, 2012 and December 31, 2011, the fair value of those positions selected for fair value accounting, as well as the changes in fair value gains and losses for the three months ended March 31, 2012 and 2011:

	Fair value at		Changes in fair value gains (losses) for the three months ended March 31,
In millions of dollars	March 31, 2012	December 31, 2011	2012	2011
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell and securities borrowed(1)	$172,435	$142,862	$(213)	$(513)
Trading account assets	14,748	14,179	704	321
Investments	566	526	24	293
Loans
Certain Corporate loans(2)	3,430	3,939	56	(27)
Certain Consumer loans(2)	1,314	1,326	(15)	(95)

Total loans	$4,744	$5,265	$41	$(122)

Other assets
MSRs	$2,691	$2,569	$187	$208
Certain mortgage loans (HFS)	2,862	6,213	112	72
Certain equity method investments	48	47	1	7

Total other assets	$5,601	$8,829	$300	$287

Total assets	$198,094	$171,661	$856	$266

Liabilities
Interest-bearing deposits	$1,327	$1,326	$(51)	$7
Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase and securities loaned(1)	137,571	112,770	26	30
Trading account liabilities	1,841	1,763	(249)	(93)
Short-term borrowings	1,217	1,354	111	(17)
Long-term debt	26,700	24,172	377	(114)

Total liabilites	$168,656	$141,385	$214	$(187)

(1)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase.

(2)
Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of SFAS 167 on January 1, 2011.

Own Debt Valuation Adjustments for Structured Debt

        Own debt valuation adjustments are recognized on Citi's debt liabilities for which the fair value option has been elected using Citi's credit spreads observed in the bond market. The fair value of debt liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company's credit spreads. The estimated change in the fair value of these debt liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a loss of $1,262 million and a loss of $113 million for the three months ended March 31, 2012 and 2011, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

        The notional amount of these unfunded letters of credit was $0.6 billion at both March 31, 2012 and December 31, 2011. The amount funded was insignificant with no amounts 90 days or more past due or on non-accrual status at March 31, 2012 and December 31, 2011.

        These items have been classified in Trading account assets or Trading account liabilities on the Consolidated Balance Sheet. Changes in fair value of these items are classified in Principal transactions in the Company's Consolidated Statement of Income.

Certain loans and other credit products

        Citigroup has elected the fair value option for certain originated and purchased loans, including certain unfunded loan products, such as guarantees and letters of credit, executed by Citigroup's lending and trading businesses. None of these credit products is a highly leveraged financing commitment. Significant groups of transactions include loans and unfunded loan products that are expected to be either sold or securitized in the near term, or transactions where the economic risks are hedged with derivative instruments such as purchased credit default swaps or total return swaps where the Company pays the total return on the underlying loans to a third party. Citigroup has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications. Fair value was not elected for most lending transactions across the Company, including where management objectives would not be met.

        The following table provides information about certain credit products carried at fair value at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$14,706	$3,234	$14,150	$3,735
Aggregate unpaid principal balance in excess of fair value	443	(69)	540	(54)
Balance of non-accrual loans or loans more than 90 days past due	35	—	134	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	40	—	43	—

        In addition to the amounts reported above, $1,198 million and $648 million of unfunded loan commitments related to certain credit products selected for fair value accounting were outstanding as of March 31, 2012 and December 31, 2011, respectively.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended March 31, 2012 and 2011 was due to instrument-specific credit risk totaled to a gain of $11 million and $14 million, respectively.

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

        The following table provides information about certain mortgage loans HFS carried at fair value at March 31, 2012 and December 31, 2011:

In millions of dollars	March 31, 2012	December 31, 2011
Carrying amount reported on the Consolidated Balance Sheet	$2,862	$6,213
Aggregate fair value in excess of unpaid principal balance	126	274
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

        The changes in fair values of these mortgage loans are reported in Other revenue in the Company's Consolidated Statement of Income. There was no change in fair value during the three months ended March 31, 2012 due to instrument-specific credit risk. The change in fair value during the three months ended March 31, 2011 due to instrument-specific credit risk resulted in a loss of $0.4 million. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

Certain consolidated VIEs

        The Company has elected the fair value option for all qualified assets and liabilities of certain VIEs that were consolidated upon the adoption of SFAS 167 on January 1, 2011, including certain private label mortgage securitizations, mutual fund deferred sales commissions and collateralized loan obligation VIEs. The Company elected the fair value option for these VIEs as the Company believes this method better reflects the economic risks, since substantially all of the Company's retained interests in these entities are carried at fair value.

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

        With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup's Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company's Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a loss of $15 million and $95 million for the three months ended March 31, 2012 and 2011, respectively.

        The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup's Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company's Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $955 million and $984 million as of March 31, 2012 and December 31, 2011, respectively.

        The following table provides information about Corporate and Consumer loans of consolidated VIEs carried at fair value at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
In millions of dollars	Corporate loans	Consumer loans	Corporate loans	Consumer loans
Carrying amount reported on the Consolidated Balance Sheet	$190	$1,279	$198	$1,292
Aggregate unpaid principal balance in excess of fair value	378	385	394	436
Balance of non-accrual loans or loans more than 90 days past due	25	121	23	86
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	43	93	42	120

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

        The following table provides information about long-term debt carried at fair value, excluding the debt issued by the consolidated VIEs, at March 31, 2012 and December 31, 2011:

In millions of dollars	March 31, 2012	December 31, 2011
Carrying amount reported on the Consolidated Balance Sheet	$25,172	$22,614
Aggregate unpaid principal balance in excess of fair value	(1,669)	1,680

        The following table provides information about short-term borrowings carried at fair value at March 31, 2012 and December 31, 2011:

In millions of dollars	March 31, 2012	December 31, 2011
Carrying amount reported on the Consolidated Balance Sheet	$1,217	$1,354
Aggregate unpaid principal balance in excess of fair value	(105)	49

21.    GUARANTEES AND COMMITMENTS

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

        In addition, the guarantor must disclose the maximum potential amount of future payments the guarantor could be required to make under the guarantee, if there were a total default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, the Company believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees. The following tables present information about the Company's guarantees at March 31, 2012 and December 31, 2011:

	Maximum potential amount of future payments
In billions of dollars at March 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2012
Financial standby letters of credit	$24.2	$80.7	$104.9	$367.1
Performance guarantees	7.7	4.5	12.2	45.6
Derivative instruments considered to be guarantees	16.9	13.9	30.8	2,755.8
Loans sold with recourse	—	0.5	0.5	87.0
Securities lending indemnifications(1)	95.0	—	95.0	—
Credit card merchant processing(1)	67.1	—	67.1	—
Custody indemnifications and other	—	37.8	37.8	54.0

Total	$210.9	$137.4	$348.3	$3,309.5

(1)
The carrying values of securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.

	Maximum potential amount of future payments
In billions of dollars at December 31, except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
2011
Financial standby letters of credit	$25.2	$79.5	$104.7	$417.5
Performance guarantees	7.8	4.5	12.3	43.9
Derivative instruments considered to be guarantees	11.1	10.2	21.3	2,569.7
Loans sold with recourse	—	0.4	0.4	89.6
Securities lending indemnifications(1)	90.9	—	90.9	—
Credit card merchant processing(1)	70.2	—	70.2	—
Custody indemnifications and other	—	40.0	40.0	30.7

Total	$205.2	$134.6	$339.8	$3,151.4

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

        The derivative instruments considered to be guarantees, which are presented in the tables above, include only those instruments that require Citi to make payments to the counterparty based on changes in an underlying instrument that is related to an asset, a liability, or an equity security held by the guaranteed party. More specifically, derivative instruments considered to be guarantees include certain over-the-counter written put options where the counterparty is not a bank, hedge fund or broker-dealer (such counterparties are considered to be dealers in these markets and may, therefore, not hold the underlying instruments). However, credit derivatives sold by the Company are excluded from the tables above as they are disclosed separately in Note 18 to the Consolidated Financial Statements. In addition, non-credit derivative contracts that are cash settled and for which the Company is unable to assert that it is probable the counterparty held the underlying instrument at the inception of the contract also are excluded from the tables above.

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

        In addition to the amounts shown in the tables above, the repurchase reserve for Citigroup residential mortgages representations and warranties was $1,376 million and $1,188 million at March 31, 2012 and December 31, 2011, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

Repurchase Reserve—Whole Loan Sales

        The repurchase reserve estimation process for potential residential mortgage whole loan representation and warranty claims is subject to numerous estimates and judgments. The assumptions used to calculate this repurchase reserve contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. The key assumptions are:

  •
  loan documentation requests;

  •
  repurchase claims as a percentage of loan documentation requests;

  •
  claims appeal success rate; and

  •
  estimated loss per repurchase or make-whole.

        Citi estimates that if there were a simultaneous 10% adverse change in each of the significant assumptions, the repurchase reserve would increase by approximately $602 million as of March 31, 2012. This potential change is hypothetical and intended to indicate the sensitivity of the repurchase reserve to changes in the key assumptions. Actual changes in the key assumptions may not occur at the same time or to the same degree (i.e., an adverse change in one assumption may be offset by an improvement in another). Citi does not believe it has sufficient information to estimate a range of reasonably possible loss (as defined under ASC 450) relating to its representations and warranties with respect to its whole loan sales.

Repurchase Reserve—Private Label Securitizations

        The pace at which Citi has received repurchase claims for breaches of representations and warranties on its private-label securitizations remains volatile, and has continued to increase. To date, the Company has received repurchase claims at a sporadic and unpredictable rate, and most of the claims received are not yet resolved. Thus, Citi cannot estimate probable future repurchases from such private-label securitizations. Rather, at the present time, Citi views repurchase demands on private-label securitizations as episodic in nature, such that the potential recording of repurchase reserves is currently expected to be analyzed principally on the basis of actual claims received, rather than predictions regarding claims estimated to be received or paid in the future.

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

Credit card merchant processing

        Credit card merchant processing guarantees represent the Company's indirect obligations in connection with the processing of private label and bank card transactions on behalf of merchants.

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

        The Company's maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge back transactions at any given time. At March 31, 2012 and December 31, 2011, this maximum potential exposure was estimated to be $67 billion and $70 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At March 31, 2012 and December 31, 2011, the estimated losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications

        Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients' assets.

Other guarantees and indemnifications

Credit Card Protection Programs

        The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At March 31, 2012 and December 31, 2011, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

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

Value-Transfer Networks

        The Company is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member's default on its obligations. The Company's potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN's funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. We believe the risk of loss is remote given historical experience with the VTNs. Accordingly, the Company's participation in VTNs is not reported in the Company's guarantees tables above and there are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2012 or December 31, 2011 for potential obligations that could arise from the Company's involvement with VTN associations.

Long-Term Care Insurance Indemnification

        In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $4.6 billion at March 31, 2012 and $4.4 billion at December 31, 2011) is designed to cover the insurance company's statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time. If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citigroup must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of March 31, 2012 related to this indemnification. However, Citi continues to closely monitor its potential exposure under this indemnification obligation.

Carrying Value—Guarantees and Indemnifications

        At March 31, 2012 and December 31, 2011, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $3.3 billion and $3.2 billion, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at March 31, 2012 and December 31, 2011, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1,097 million and $1,136 million, respectively, relating to letters of credit and unfunded lending commitments.

Collateral

        Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $39 billion at March 31, 2012 and $35 billion at December 31, 2011. Securities and other marketable assets held as collateral amounted to $65 billion at March 31, 2012 and December 31, 2011, the majority of which collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of the Company held as collateral amounted to $1.5 billion at March 31, 2012 and December 31, 2011. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Performance risk

        Citi evaluates the performance risk of its guarantees based on the assigned referenced counterparty internal or external ratings. Where external ratings are used, investment-grade ratings are considered to be Baa/BBB and above, while anything below is considered non-investment grade. The Citi internal ratings are in line with the related external rating system. On certain underlying referenced credits or entities, ratings are not available. Such referenced credits are included in the "not rated" category. The maximum potential amount of the future payments related to guarantees and credit derivatives sold is determined to be the notional amount of these contracts, which is the par amount of the assets guaranteed.

        Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of March 31, 2012 and December 31, 2011. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, the Company believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars as of March 31, 2012	Investment grade	Non-investment Grade	Not rated	Total
Financial standby letters of credit	$77.1	$18.9	$8.9	$104.9
Performance guarantees	6.9	3.1	2.2	12.2
Derivative instruments deemed to be guarantees	—	—	30.8	30.8
Loans sold with recourse	—	—	0.5	0.5
Securities lending indemnifications	—	—	95.0	95.0
Credit card merchant processing	—	—	67.1	67.1
Custody indemnifications and other	37.8	—	—	37.8

Total	$121.8	$22.0	$204.5	$348.3

	Maximum potential amount of future payments
In billions of dollars as of December 31, 2011	Investment grade	Non-investment Grade	Not rated	Total
Financial standby letters of credit	$79.3	$17.2	$8.2	$104.7
Performance guarantees	6.9	3.2	2.2	12.3
Derivative instruments deemed to be guarantees	—	—	21.3	21.3
Loans sold with recourse	—	—	0.4	0.4
Securities lending indemnifications	—	—	90.9	90.9
Credit card merchant processing	—	—	70.2	70.2
Custody indemnifications and other	40.0	—	—	40.0

Total	$126.2	$20.4	$193.2	$339.8

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of March, 31 2012 and December 31, 2011:

In millions of dollars	U.S.	Outside of U.S.	March 31, 2012	December 31, 2011
Commercial and similar letters of credit	$1,554	$7,063	$8,617	$8,910
One- to four-family residential mortgages	2,596	542	3,138	3,504
Revolving open-end loans secured by one- to four-family residential properties	16,162	2,986	19,148	19,326
Commercial real estate, construction and land development	1,613	422	2,035	1,968
Credit card lines	520,981	137,215	658,196	653,985
Commercial and other consumer loan commitments	141,906	95,611	237,517	224,109

Total	$684,812	$243,839	$928,651	$911,802

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

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $68 billion and $65 billion with an original maturity of less than one year at March 31, 2012 and December 31, 2011, respectively.

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

22.    CONTINGENCIES

        The following information supplements and amends, as applicable, the disclosures in Note 29 to the Consolidated Financial Statements of Citigroup's 2011 Annual Report on Form 10-K. For purposes of this Note, Citigroup and its affiliates and subsidiaries, as well as their current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.

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

        If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At March 31, 2012, Citigroup's estimate was materially unchanged from its estimate of approximately $4 billion at December 31, 2011, as more fully described in Note 29 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K.

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

        For further information on ASC 450 and Citigroup's accounting and disclosure framework for litigation and regulatory matters, see Note 29 to the Consolidated Financial Statements of Citigroup's 2011 Annual Report on Form 10-K.

Credit Crisis-Related Litigation and Other Matters

        Citigroup continues to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities in connection with formal and informal (and, in many instances, industry-wide) inquiries concerning Citigroup's mortgage-related conduct and business activities, financial disclosures, and other matters related to the credit crisis.

Mortgage-Related Litigation and Other Matters

        Regulatory Actions:    On March 15, 2012, the United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGMI. Additional information relating to this matter is publicly available in court filings under docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

        On April 4, 2012, the United States District Court for the District of Columbia approved the National Mortgage Settlement. Additional information relating to this matter is publicly available in court filings under the caption UNITED STATES OF AMERICA, ET AL. v. BANK OF AMERICA CORP., ET AL., Civil Action No. 12 0381 (Collyer, J.). In addition, Citi settled separately with the State of Oklahoma, the one state that did not participate in the National Mortgage Settlement, for $1.5 million. The United States District Court for the District of Oklahoma approved the Oklahoma settlement on March 12, 2012. Additional information relating to this matter is publicly available in court filings under docket number CJ-2012-1537 (Owens, J.).

        Derivative Actions and Related Proceedings:    On March 5, 2012, the Delaware Chancery Court dismissed IN RE CITIGROUP INC. SHAREHOLDER DERIVATIVE LITIGATION in its entirety. Additional information relating to this action is publicly available in court filings under docket number 3338-VCG (Del. Ch.) (Glasscock, V.C.).

        Underwriting Matters:    On March 21, 2012, the United States Court of Appeals for the Second Circuit granted the underwriters' motion to dismiss an appeal seeking to challenge the district court's approval of the underwriters' settlement of IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION. Additional information relating to this action is publicly available in court filings under docket numbers 08 Civ. 0411 (S.D.N.Y.) (Buchwald, J.) and 11-4643 (2d Cir.).

        On May 2, 2012, the United States District Court for the Southern District of New York entered a judgment approving a stipulation of settlement with the underwriter defendants, including Citigroup, in IN RE LEHMAN BROTHERS EQUITY/DEBT SECURITIES LITIGATION. Additional information relating to this action is publicly available in court filings under docket number 08 Civ. 0411 (S.D.N.Y.) (Kaplan, J.).

        Mortgage-Backed Securities and CDO Investor Actions and Repurchase Claims:    On January 27, 2012, in THE CHARLES

SCHWAB CORP. v. BNP PARIBAS SECURITIES CORP., ET AL., the court overruled the demurrers as to all claims involving Citigroup. Plaintiff filed an amended complaint on April 5, 2012. Additional information relating to this action is publicly available in court filings under docket number CGC-10-501610 (Cal. Super. Ct.) (Kramer, J.).

Auction Rate Securities-Related Litigation and Other Matters

        Securities Actions:    On March 27, 2012, the United States Court of Appeals for the Second Circuit affirmed the district court's dismissal of plaintiffs' complaint in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION. Additional information relating to this action is publicly available in court filings under docket numbers 08 Civ. 3095 (S.D.N.Y.) (Swain, J.) and 11 Civ. 1270 (2d Cir.).

Interbank Offered Rates-Related Litigation and Other Matters

        In connection with the various investigations and inquiries by government agencies regarding submissions made by panel banks to bodies that publish various interbank offered rates, certain Citigroup subsidiaries recently received requests for information and documents from the Swiss Competition Commission.

        On February 9, 2012, an additional putative class action was filed against certain of the banks that served on the LIBOR panel, including a Citigroup subsidiary. That action has been consolidated into the multidistrict litigation proceeding before Judge Buchwald in the Southern District of New York, which includes other purported class actions and private civil suits asserting various federal and state law claims related to the setting of LIBOR. Additional information relating to these actions is publicly available in court filings under docket number 1:11-md-2262 (S.D.N.Y.) (Buchwald, J.).

Tribune Company Bankruptcy

        Confirmation proceedings on the third amended plan of reorganization have been scheduled for June 7, 2012. Additional information is publicly available in court filings under docket number 08-13141 (Bankr. D. Del.) (Carey, J.).

Research Analyst Litigation

        On February 3, 2012, the Illinois Appellate Court dismissed plaintiff's appeal in DISHER v. CITIGROUP GLOBAL MARKETS INC. for lack of a final, appealable judgment, and the Circuit Court entered a final judgment dismissing the action on February 14, 2012. No appeal from that judgment has been filed. Additional information relating to this action is publicly available in court filings under docket numbers 04-L-265 (Ill.Cir.) (Hylla, J.) and 5-11-0504 (Ill. App. Ct. 5 Dist.).

Companhia Industrial de Instrumentos de Precisão Litigation

        On March 27, 2012, Companhia Industrial de Instrumentos de Precisão (CIIP) filed a constitutional claim with the Supreme Court of Brazil. This is the last procedural recourse available to CIIP.

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

	Three months ended March 31, 2012
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$1,500	$—	$—	$—	$—	$—	$(1,500)	$—
Interest revenue	66	1,253	7	846	985	15,226	(846)	17,537
Interest revenue—intercompany	908	239	342	25	95	(1,584)	(25)	—
Interest expense	1,940	483	382	26	69	2,716	(26)	5,590
Interest expense—intercompany	(115)	631	(108)	277	250	(658)	(277)	—

Net interest revenue	$(851)	$378	$75	$568	$761	$11,584	$(568)	$11,947

Commissions and fees	—	1,090	—	2	22	2,026	(2)	3,138
Commissions and fees—intercompany	—	30	—	(2)	4	(34)	2	—
Principal transactions	67	(60)	(1,008)	—	4	2,928	—	1,931
Principal transactions—intercompany	10	781	277	—	—	(1,068)	—	—
Other income	1,265	171	30	(94)	(59)	983	94	2,390
Other income—intercompany	(1,467)	(322)	(123)	—	(27)	1,939	—	—

Total non-interest revenues	$(125)	$1,690	$(824)	$(94)	$(56)	$6,774	$94	$7,459

Total revenues, net of interest expense	$524	$2,068	$(749)	$474	$705	$18,358	$(1,974)	$19,406

Provisions for credit losses and for benefits and claims	$—	$5	$—	$468	$506	$2,508	$(468)	$3,019

Expenses
Compensation and benefits	$60	$1,403	$—	$94	$131	$4,791	$(94)	$6,385
Compensation and benefits—intercompany	2	55	—	27	27	(84)	(27)	—
Other expense	407	590	—	92	129	4,808	(92)	5,934
Other expense—intercompany	127	181	1	23	27	(336)	(23)	—

Total operating expenses	$596	$2,229	$1	$236	$314	$9,179	$(236)	$12,319

Income (loss) before taxes and equity in undistributed income of subsidiaries	$(72)	$(166)	$(750)	$(230)	$(115)	$6,671	$(1,270)	$4,068
Provision (benefit) for income taxes	91	(154)	(281)	(111)	(70)	1,420	111	1,006
Equity in undistributed income of subsidiaries	3,094	—	—	—	—	—	(3,094)	—

Income (loss) from continuing operations	$2,931	$(12)	$(469)	$(119)	$(45)	$5,251	$(4,475)	$3,062
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	(5)	—	(5)

Net income (loss) before attribution of noncontrolling interests	$2,931	$(12)	$(469)	$(119)	$(45)	$5,246	$(4,475)	$3,057
Net income (loss) attributable to noncontrolling interests	—	9	—	—	—	117	—	126

Net income (loss) after attribution of noncontrolling interests	$2,931	$(21)	$(469)	$(119)	$(45)	$5,129	$(4,475)	$2,931

Condensed Consolidating Statements of Income

	Three months ended March 31, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$525	$—	$—	$—	$—	$—	$(525)	$—
Interest revenue	52	1,468	—	1,051	1,225	15,410	(1,051)	18,155
Interest revenue—intercompany	944	542	604	26	97	(2,187)	(26)	—
Interest expense	2,048	551	534	29	76	2,844	(29)	6,053
Interest expense—intercompany	(187)	811	194	396	324	(1,142)	(396)	—

Net interest revenue	$(865)	$648	$(124)	$652	$922	$11,521	$(652)	$12,102

Commissions and fees	$—	$1,148	$—	$2	$23	$2,197	$(2)	$3,368
Commissions and fees—intercompany	—	(1)	—	28	32	(31)	(28)	—
Principal transactions	43	(171)	234	—	1	3,060	—	3,167
Principal transactions—intercompany	1	1,223	(229)	—	—	(995)	—	—
Other income	15	315	55	111	139	565	(111)	1,089
Other income—intercompany	(175)	(75)	(165)	—	10	405	—	—

Total non-interest revenues	$(116)	$2,439	$(105)	$141	$205	$5,201	$(141)	$7,624

Total revenues, net of interest expense	$(456)	$3,087	$(229)	$793	$1,127	$16,722	$(1,318)	$19,726

Provisions for credit losses and for benefits and claims	$—	$10	$—	$397	$456	$2,718	$(397)	$3,184

Expenses
Compensation and benefits	$44	$1,459	$—	$107	$148	$4,758	$(107)	$6,409
Compensation and benefits—intercompany	2	57	—	30	30	(89)	(30)	—
Other expense	310	680	1	200	238	4,688	(200)	5,917
Other expense—intercompany	109	79	1	91	100	(289)	(91)	—

Total operating expenses	$465	$2,275	$2	$428	$516	$9,068	$(428)	$12,326

Income (loss) before taxes and equity in undistributed income of subsidiaries	$(921)	$802	$(231)	$(32)	$155	$4,936	$(493)	$4,216
Provision (benefit) for income taxes	(640)	372	(129)	(28)	40	1,542	28	1,185
Equity in undistributed income of subsidiaries	3,280	—	—	—	—	—	(3,280)	—

Income (loss) from continuing operations	$2,999	$430	$(102)	$(4)	$115	$3,394	$(3,801)	$3,031
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	40	—	40

Net income (loss) before attribution of noncontrolling interests	$2,999	$430	$(102)	$(4)	$115	$3,434	$(3,801)	$3,071
Net income (loss) attributable to noncontrolling interests	—	11	—	—	—	61	—	72

Net income (loss) after attribution of noncontrolling interests	$2,999	$419	$(102)	$(4)	$115	$3,373	$(3,801)	$2,999

Condensed Consolidating Balance Sheet

	March 31, 2012
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$1,399	$—	$215	$256	$24,850	$(215)	$26,505
Cash and due from banks—intercompany	512	3,129	—	121	136	(3,777)	(121)	—
Federal funds sold and resale agreements	—	221,801	—	—	—	67,256	—	289,057
Federal funds sold and resale agreements—intercompany	—	11,405	—	—	—	(11,405)	—	—
Trading account assets	—	135,022	29	—	13	171,986	—	307,050
Trading account assets—intercompany	78	7,781	254	—	—	(8,113)	—	—
Investments	37,239	86	—	1,864	1,938	258,060	(1,864)	297,323
Loans, net of unearned income	—	210	—	23,995	27,531	620,281	(23,995)	648,022
Loans, net of unearned income—intercompany	—	—	57,437	5,025	10,281	(67,718)	(5,025)	—
Allowance for loan losses	—	(53)	—	(2,302)	(2,528)	(26,439)	2,302	(29,020)

Total loans, net	$—	$157	$57,437	$26,718	$35,284	$526,124	$(26,718)	$619,002
Advances to subsidiaries	104,029	—	—	—	—	(104,029)	—	—
Investments in subsidiaries	198,973	—	—	—	—	—	(198,973)	—
Other assets	21,456	57,571	240	3,977	7,179	319,040	(3,977)	405,486
Other assets—intercompany	25,040	39,406	142	128	2,481	(67,069)	(128)	—

Total assets	$387,327	$477,757	$58,102	$33,023	$47,287	$1,172,923	$(231,996)	$1,944,423

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$906,012	$—	$906,012
Federal funds purchased and securities loaned or sold	—	177,067	—	—	—	48,941	—	226,008
Federal funds purchased and securities loaned or sold—intercompany	185	18,564	—	—	—	(18,749)	—	—
Trading account liabilities	—	89,413	1	—	—	46,542	—	135,956
Trading account liabilities—intercompany	76	7,636	89	—	—	(7,801)	—	—
Short-term borrowings	13	1,703	6,956	—	289	46,650	—	55,611
Short-term borrowings—intercompany	—	44,461	2,209	8,644	9,872	(56,542)	(8,644)	—
Long-term debt	176,080	6,098	43,565	3,492	6,456	78,880	(3,492)	311,079
Long-term debt—intercompany	8	59,340	3,153	15,840	22,196	(84,697)	(15,840)	—
Advances from subsidiaries	14,559	—	—	—	—	(14,559)	—	—
Other liabilities	5,975	59,801	496	1,315	2,466	57,296	(1,315)	126,034
Other liabilities—intercompany	8,611	5,393	119	82	55	(14,178)	(82)	—

Total liabilities	$205,507	$469,476	$56,588	$29,373	$41,334	$987,795	$(29,373)	$1,760,700

Citigroup stockholders' equity	$181,820	$7,873	$1,514	$3,650	$5,953	$183,633	$(202,623)	$181,820
Noncontrolling interests	—	408	—	—	—	1,495	—	1,903

Total equity	$181,820	$8,281	$1,514	$3,650	$5,953	$185,128	$(202,623)	$183,723

Total liabilities and equity	$387,327	$477,757	$58,102	$33,023	$47,287	$1,172,923	$(231,996)	$1,944,423

Condensed Consolidating Balance Sheet

	December 31, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$1,237	$—	$211	$254	$27,210	$(211)	$28,701
Cash and due from banks—intercompany	3	2,963	—	161	175	(3,141)	(161)	—
Federal funds sold and resale agreements	—	209,618	—	—	—	66,231	—	275,849
Federal funds sold and resale agreements—intercompany	—	10,981	—	—	—	(10,981)	—	—
Trading account assets	7	123,017	18	—	12	168,680	—	291,734
Trading account assets—intercompany	92	9,319	269	—	—	(9,680)	—	—
Investments	37,477	110	—	2,177	2,250	253,576	(2,177)	293,413
Loans, net of unearned income	—	205	—	24,899	28,556	618,481	(24,899)	647,242
Loans, net of unearned income—intercompany	—	—	58,039	4,916	8,585	(66,624)	(4,916)	—
Allowance for loan losses	—	(47)	—	(2,299)	(2,547)	(27,521)	2,299	(30,115)

Total loans, net	$—	$158	$58,039	$27,516	$34,594	$524,336	$(27,516)	$617,127
Advances to subsidiaries	108,644	—	—	—	—	(108,644)	—	—
Investments in subsidiaries	194,979	—	—	—	—	—	(194,979)	—
Other assets	35,776	49,207	367	4,000	7,132	274,572	(4,000)	367,054
Other assets—intercompany	29,935	42,974	3,257	4	2,366	(78,532)	(4)	—

Total assets	$406,913	$449,584	$61,950	$34,069	$46,783	$1,103,627	$(229,048)	$1,873,878

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$865,936	$—	$865,936
Federal funds purchased and securities loaned or sold	—	149,725	—	—	—	48,648	—	198,373
Federal funds purchased and securities loaned or sold—intercompany	185	25,902	—	—	—	(26,087)	—	—
Trading account liabilities	—	72,493	298	—	—	53,291	—	126,082
Trading account liabilities—intercompany	96	8,530	90	—	—	(8,716)	—	—
Short-term borrowings	13	1,229	7,133	750	1,100	44,966	(750)	54,441
Short-term borrowings—intercompany	—	43,056	3,153	10,243	10,792	(57,001)	(10,243)	—
Long-term debt	181,702	6,884	45,081	2,742	5,680	84,158	(2,742)	323,505
Long-term debt—intercompany	19	59,958	2,971	14,919	20,692	(83,640)	(14,919)	—
Advances from subsidiaries	17,027	—	—	—	—	(17,027)	—	—
Other liabilities	19,625	63,012	889	1,453	2,483	39,959	(1,453)	125,968
Other liabilities—intercompany	10,440	10,575	352	199	52	(21,419)	(199)	—

Total liabilities	$229,107	$441,364	$59,967	$30,306	$40,799	$923,068	$(30,306)	$1,694,305

Citigroup stockholders' equity	$177,806	$7,825	$1,983	$3,763	$5,984	$179,187	$(198,742)	$177,806
Noncontrolling interests	—	395	—	—	—	1,372	—	1,767

Total equity	$177,806	$8,220	$1,983	$3,763	$5,984	$180,559	$(198,742)	$179,573

Total liabilities and equity	$406,913	$449,584	$61,950	$34,069	$46,783	$1,103,627	$(229,048)	$1,873,878

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2012
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$2,666	$(515)	$428	$(34)	$1,061	$1,858	$34	$5,498

Cash flows from investing activities of continuing operations
Change in loans	$—	$—	$2,118	$454	$504	$(6,480)	$(454)	$(3,858)
Proceeds from sales of loans	—	2	—	2	2	1,039	(2)	1,043
Purchases of investments	(5,131)	—	—	(155)	(155)	(57,643)	155	(62,929)
Proceeds from sales of investments	1,662	20	—	429	429	28,895	(429)	31,006
Proceeds from maturities of investments	3,508	—	—	55	55	25,602	(55)	29,165
Changes in investments and advances—intercompany	4,426	563	—	(109)	(1,696)	(3,293)	109	—
Other investing activities	—	927	—	—	—	(29,773)	—	(28,846)

Net cash provided by (used in) investing activities of continuing operations	$4,465	$1,512	$2,118	$676	$(861)	$(41,653)	$(676)	$(34,419)

Cash flows from financing activities of continuing operations
Dividends paid	$(34)	$—	$—	$—	$—	$—	$—	$(34)
Treasury stock acquired	(4)	—	—	—	—	—	—	(4)
Proceeds/(repayments) from issuance of long-term debt—third-party, net	(4,036)	(1,204)	(1,897)	750	(10)	(8,296)	(750)	(15,443)
Proceeds/(repayments) from issuance of long-term debt—intercompany, net	—	(1,343)	478	921	1,504	(639)	(921)	—
Change in deposits	—	—	—	—	—	40,076	—	40,076
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	—	473	(220)	(750)	(811)	2,478	750	1,920
Net change in short-term borrowings and other advances—intercompany	(2,364)	1,405	(903)	(1,599)	(920)	2,782	1,599	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	(184)	—	(4)	—	—	1	—	(187)

Net cash (used in) provided by financing activities of continuing operations	$(6,622)	$(669)	$(2,546)	$(678)	$(237)	$36,402	$678	$26,328

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$397	$—	$397
Net cash provided by (used in) discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

Net increase (decrease) in cash and due from banks	$509	$328	$—	$(36)	$(37)	$(2,996)	$36	$(2,196)
Cash and due from banks at beginning of period	3	4,200	—	372	429	24,069	(372)	28,701

Cash and due from banks at end of period	$512	$4,528	$—	$336	$392	$21,073	$(336)	$26,505

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for
Income taxes	$(230)	$11	$50	$12	$28	$1,057	$(12)	$916
Interest	2,013	1,583	324	438	300	382	(438)	4,602
Non-cash investing activities
Transfers to repossessed assets	—	76	—	27	37	24	(27)	137
Transfers to trading account assets from investments (held-to-maturity)	—	—	—	—	—	—	—	—

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash (used in) provided by operating activities	$(2,678)	$1,890	$413	$329	$219	$1,195	$(329)	$1,039

Cash flows from investing activities
Change in loans	$—	$—	$21,605	$907	$1,365	$(17,346)	$(907)	$5,624
Proceeds from sales of loans	—	—	—	—	—	1,824	—	1,824
Purchases of investments	(10,662)	—	—	(140)	(140)	(94,752)	140	(105,554)
Proceeds from sales of investments	1,549	—	—	27	27	33,609	(27)	35,185
Proceeds from maturities of investments	8,796	—	—	93	93	38,472	(93)	47,361
Changes in investments and advances-intercompany	(550)	(667)	—	42	(2,986)	4,203	(42)	—
Other investing activities	—	16,111	—	—	—	(17,543)	—	(1,432)

Net cash (used in) provided by investing activities	$(867)	$15,444	$21,605	$929	$(1,641)	$(51,533)	$(929)	$(16,992)

Cash flows from financing activities
Dividends paid	$(4)	$—	$—	$—	$—	$—	$—	$(4)
Treasury stock acquired	—	—	—	—	—	—	—	—
Proceeds/(Repayments) from issuance of long-term debt— third-party, net	(3,259)	(119)	1,786	(153)	(90)	(4,317)	153	(5,999)
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	—	7,907	—	(2,476)	(95)	(7,812)	2,476	—
Change in deposits	—	—	—	—	—	20,908	—	20,908
Net change in short-term borrowings and other investment banking and brokerage borrowings-third-party	—	38	(769)	—	89	(426)	—	(1,068)
Net change in short-term borrowings and other advances-intercompany	5,146	(24,208)	(23,035)	1,590	1,808	40,289	(1,590)	—
Capital contributions from parent	—	(525)	—	—	—	525	—	—
Other financing activities	1,655	—	—	—	—	—	—	1,655

Net cash provided by (used in) financing activities	$3,538	$(16,907)	$(22,018)	$(1,039)	$1,712	$49,167	$1,039	$15,492

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$331	$—	$331

Net cash used in discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

Net (decrease) increase in cash and due from banks	$(7)	$427	$—	$219	$290	$(840)	$(219)	$(130)
Cash and due from banks at beginning of period	11	5,220	—	323	398	22,343	(323)	27,972

Cash and due from banks at end of period	$4	$5,647	$—	$542	$688	$21,503	$(542)	$27,842

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$72	$53	$(121)	$—	$39	$831	$—	$874
Interest	2,276	948	138	706	117	1,129	(706)	4,608
Non-cash investing activities:
Transfers to repossessed assets	—	39	—	212	227	166	(212)	432
Transfers to trading account assets from investments (held-to-maturity)	—	—	—	—	—	12,700	—	12,700

LEGAL PROCEEDINGS

        For a discussion of Citigroup's litigation and related matters, see Note 22 to the Consolidated Financial Statements.

UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

        None.

Share Repurchases

        Under its long-standing repurchase program, Citigroup may buy back common shares in the market or otherwise from time to time. This program is used for many purposes, including offsetting dilution from stock-based compensation programs. The following table summarizes Citigroup's share repurchases during the first three months of 2012:

In millions, except per share amounts	Total shares purchased(1)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
January 2012
Open market repurchases(1)	—	$—	$6,730
Employee transactions(2)	1.3	29.09	N/A
February 2012
Open market repurchases(1)	—	$—	$6,730
Employee transactions(2)	—	—	N/A
March 2012
Open market repurchases(1)	0.1	$36.58	$6,726
Employee transactions(2)	0.1	33.98	N/A

First quarter 2012
Open market repurchases(1)	0.1	$36.58	$6,726
Employee transactions(2)	1.4	29.26	N/A

Total first quarter 2012	1.5	$29.85	$6,726

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

Item 6.    Exhibits

        See Exhibit Index.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of May, 2012.

CITIGROUP INC. (Registrant)
By	/s/ JOHN C. GERSPACH John C. Gerspach Chief Financial Officer (Principal Financial Officer)
By	/s/ JEFFREY R. WALSH Jeffrey R. Walsh Controller and Chief Accounting Officer (Principal Accounting Officer)

 EXHIBIT INDEX

3.01.1		Restated Certificate of Incorporation of Citigroup Inc. (the "Company"), incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 1-9924).
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
10.01
Joss Letter Agreement Renewal, dated January 1, 2012, between the Company and Dr. Robert L. Joss, incorporated by reference to Exhibit 10.28.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-9924) (the "Company's 2011 10-K").
10.02		Amendment to the Citigroup 2009 Stock Incentive Plan (as amended and restated effective April 21, 2011), incorporated by reference to Exhibit 10.40.2 to the Company's 2011 10-K.
10.03		Citigroup Inc. Deferred Cash Award Plan (Amended and Restated Effective as of January 1, 2012), incorporated by reference to Exhibit 10.46 to the Company's 2011 10-K.
10.04		Citi Discretionary Incentive and Retention Award Plan (Amended and Restated Effective January 1, 2012), incorporated by reference to Exhibit 10.47 to the Company's 2011 10-K.
12.01	+	Calculation of Ratio of Income to Fixed Charges.
12.02	+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01	+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.01	+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended March 31, 2012, filed on May 4, 2012, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith