Form 10-Q
period 2012-06-30
CITIGROUP INC
filed 2012-08-03
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common stock outstanding as of June 30, 2012: 2,932,483,238

Available on the web at www.citigroup.com

 CITIGROUP INC

SECOND QUARTER 2012—FORM 10-Q

OVERVIEW	3
CITIGROUP SEGMENTS AND REGIONS	4
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5
Executive Summary	5
RESULTS OF OPERATIONS	9
Summary of Selected Financial Data	9
SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES	11
CITICORP	13
Global Consumer Banking	14
North America Regional Consumer Banking	15
EMEA Regional Consumer Banking	17
Latin America Regional Consumer Banking	19
Asia Regional Consumer Banking	21
Institutional Clients Group	23
Securities and Banking	25
Transaction Services	27
CITI HOLDINGS	28
Brokerage and Asset Management	29
Local Consumer Lending	31
Special Asset Pool	33
CORPORATE/OTHER	34
BALANCE SHEET REVIEW	35
Segment Balance Sheet at June 30, 2012	38
CAPITAL RESOURCES AND LIQUIDITY	39
Capital Resources	39
Funding and Liquidity	45
Off-Balance-Sheet Arrangements	52
MANAGING GLOBAL RISK	52
CREDIT RISK	53
Loans Outstanding	53
Details of Credit Loss Experience	54
Non-Accrual Loans and Assets, and Renegotiated Loans	55
North America Consumer Mortgage Lending	59
North America Cards	71
Consumer Loan Details	72
Corporate Loan Details	74
Exposure to Commercial Real Estate	77
MARKET RISK	78
COUNTRY RISK	89
FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND STRUCTURED DEBT	97
CREDIT DERIVATIVES	98
INCOME TAXES	100
DISCLOSURE CONTROLS AND PROCEDURES	101
FORWARD-LOOKING STATEMENTS	101
FINANCIAL STATEMENTS AND NOTES—TABLE OF CONTENTS	104
CONSOLIDATED FINANCIAL STATEMENTS	105
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	111
LEGAL PROCEEDINGS	231
UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS	232

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

        This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup's Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Annual Report on Form 10-K) and Citigroup's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. Additional information about Citigroup is available on Citi's Web site at www.citigroup.com. Citigroup's recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the U.S. Securities and Exchange Commission (SEC), are available free of charge through Citi's Web site by clicking on the "Investors" page and selecting "All SEC Filings." The SEC's Web site also contains current reports, information statements, and other information regarding Citi at www.sec.gov.

        Within this Form 10-Q, please refer to the tables of contents on pages 2 and 104 for page references to Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes to Consolidated Financial Statements, respectively.

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

(1)
North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico, and Asia includes Japan.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2012 EXECUTIVE SUMMARY

Citigroup

        Citigroup reported second quarter of 2012 net income of $2.9 billion, or $0.95 per diluted share. Citi's reported net income declined by 12%, or $395 million, from the second quarter of 2011. Results for the second quarter of 2012 included a positive credit valuation adjustment on derivatives (excluding monolines), net of hedges (CVA) and debt valuation adjustment on Citi's fair value option debt (DVA) of $219 million, compared to positive $164 million in the second quarter of 2011, as Citi's credit spreads marginally widened during the quarter. Results for the second quarter of 2012 also included a net pre-tax loss of $424 million from the partial sale of Citi's minority interest in Akbank T.A.S. (Akbank). This compared to a $199 million gain recorded in the second quarter of 2011 from the partial sale of Citi's minority interest in Housing Development Finance Corporation Ltd.

        Excluding CVA/DVA and the impact of these minority investments, Citi earned $3.1 billion in the second quarter of 2012, or $1.00 per diluted share, compared to $1.02 per diluted share in the prior-year period. The year-over-year decrease in earnings per share, excluding CVA/DVA and the impact of minority investments, primarily reflected lower revenues, partially offset by a year-over-year decline in expenses and continued declines in credit costs.

        As announced on July 19, 2012, Citi could have a significant non-cash charge to its net income in the third quarter of 2012, representing other-than-temporary impairment of the carrying value of its 49% interest in the Morgan Stanley Smith Barney joint venture. For additional information, see "Citi Holdings—Brokerage and Asset Management" and Notes 11 and 24 to the Consolidated Financial Statements below.

        Citi's revenues, net of interest expense, were $18.6 billion in the second quarter of 2012, down 10% versus the prior-year period. Excluding CVA/DVA and the impact of minority investments, revenues were $18.8 billion, down 7% from the second quarter of 2011, as revenues in Citicorp (comprised of Global Consumer Banking (GCB), Securities and Banking and Transaction Services) were unchanged from the prior-year period while revenues continued to decline in Citi Holdings. Net interest revenues of $11.6 billion were 5% lower than the prior-year period, largely due to continued declining loan balances in Local Consumer Lending in Citi Holdings. Excluding CVA/DVA and the impact of minority investments, non-interest revenues were $7.3 billion, down 11% from the prior-year period, principally due to the absence of gains on the sale of reclassified held-to-maturity securities and other assets in the Special Asset Pool in the second quarter of 2011.

Operating Expenses

        Citigroup expenses fell 6% versus the prior-year period to $12.1 billion. In the second quarter of 2012, Citi recorded legal and related costs and repositioning charges of $666 million ($480 million of legal and related costs and $186 million of repositioning charges, approximately half of which was related to Securities and Banking), compared to $637 million in the prior-year period ($601 million of legal and related costs and $36 million of repositioning charges). Excluding these items, as well as the impact of foreign exchange translation into U.S. dollars for reporting purposes (FX translation), which lowered reported expenses by approximately $0.5 billion in the second quarter of 2012, operating expenses fell by 3% to $11.5 billion versus the prior-year period. Citi's legal and related expenses remained at elevated levels during the second quarter of 2012, and will likely continue to be difficult to predict. Citi could also incur additional repositioning charges in future periods, as it continues to adapt its businesses to the market environment.

        Citicorp's expenses were $10.3 billion, down 3% from $10.7 billion in the prior-year period, due primarily a decline in Securities and Banking expenses year-over-year resulting from efficiency savings and lower compensation costs.

        Citi Holdings expenses were down 25% year-over-year to $1.2 billion, principally due to the continued decline in assets and thus lower operating expenses, as well as lower legal and related costs.

Credit Costs

        Citi's total provisions for credit losses and for benefits and claims of $2.8 billion declined $581 million, or 17%, from the prior-year period. Net credit losses of $3.6 billion were down $1.6 billion, or 31%, from the second quarter of 2011. Consumer net credit losses declined $1.4 billion, or 29%, to $3.4 billion, driven by continued credit improvement in North America Citi-branded cards and Citi retail services in Citicorp and in Local Consumer Lending within Citi Holdings. Corporate net credit losses decreased $196 million year-over-year to $154 million, driven primarily by continued credit improvement in the Special Asset Pool in Citi Holdings.

        The net release of allowance for loan losses and unfunded lending commitments was $984 million in the second quarter of 2012, down 50% from the net release of $2.0 billion in the second quarter of 2011. Of the $984 million net reserve release, $923 million related to Consumer and was mainly driven by North America Citi-branded cards and Citi retail services. The $61 million net Corporate reserve release was mainly driven by the Special Asset Pool in Citi Holdings.

        $715 million of the net reserve release was attributable to Citicorp and compared to a $1.4 billion release in the prior-year period. The decline in the Citicorp reserve release year-over-year mostly reflected a lower reserve release in North America Regional Consumer Banking (NA RCB) and a reserve build within Latin America Regional Consumer Banking (LATAM RCB), primarily driven by loan growth. The $269 million net reserve release in Citi Holdings was down from $583 million in the prior-year period, due primarily to lower releases in the Special Asset Pool.

Capital and Loan Loss Reserve Positions

        Citigroup's Tier 1 Capital ratio was 14.5% at quarter end and its Tier 1 Common ratio was 12.7%, up approximately 90 and 110 basis points, respectively, from the prior-year period. Citi's estimated Tier 1 Common ratio under Basel III was 7.9% at the end of the second quarter of 2012, an increase from an estimated 7.2% as of the first quarter of 2012. The increase in Citi's estimated Basel III Tier 1 Common ratio quarter-over-quarter was primarily due to net income, but was also positively impacted by the partial sale of Citi's stake in Akbank as well as lower risk-weighted assets. For additional information on Citi's estimated Basel III Tier 1 Common ratio, see "Capital Resources and Liquidity—Capital Resources" below.

        Citigroup's total allowance for loan losses was $27.6 billion at quarter end, or 4.3% of total loans, compared to $34.4 billion, or 5.4%, in the prior-year period. The decline in the total allowance for loan losses reflected continued asset sales in Citi Holdings, lower non-accrual loans, and overall continued improvement in the credit quality of the loan portfolios.

        The Consumer allowance for loan losses was $24.6 billion, or 6.0% of total Consumer loans, at quarter-end, compared to $30.9 billion, or 7.0% of total loans, at June 30, 2011. Total non-accrual assets declined 22% to $11.5 billion compared to the second quarter of 2011. Corporate non-accrual loans declined 47% to $2.6 billion, and Consumer non-accrual loans declined 1% to $8.3 billion.

Citicorp

        Citicorp net income increased 6% from the prior-year period to $4.3 billion. The increase largely reflected a 3% decline in each of operating expenses and provisions for credit losses and for benefits and claims, with revenues relatively unchanged at $18.0 billion. The decline in operating expenses in Citicorp year-over-year primarily reflected the impact of FX translation. CVA/DVA recorded in Securities and Banking was a positive $198 million in the second quarter of 2012, compared to positive $147 million in the prior-year period. Excluding CVA/DVA, Citicorp net income increased 5% from the prior-year period to $4.2 billion.

        Excluding CVA/DVA, Citicorp revenues were $17.8 billion, flat versus the second quarter of 2011. GCB revenues of $9.8 billion were largely unchanged versus the prior-year period. North America RCB revenues grew 4% to $5.1 billion driven by higher mortgage revenues, which Citi expects could continue into the third quarter of 2012. The higher mortgage revenues were partially offset by lower cards revenues as consumers continued to deleverage in the face of ongoing macroeconomic uncertainty. Citi expects this trend in cards to continue for the remainder of 2012.

        International GCB revenues (consisting of Asia Regional Consumer Banking (Asia RCB), LATAM RCB and EMEA Regional Consumer Banking (EMEA RCB)) declined 4% year-over-year to $4.6 billion. International GCB revenues were negatively impacted by FX translation as the U.S. dollar generally strengthened in the second quarter of 2012 against local currencies in which Citi generates revenues. Excluding the impact of FX translation, international GCB revenues rose 4% year-over-year, driven by 8% revenue growth in LATAM RCB, partially offset by a 1% decline in EMEA RCB while revenues in Asia RCB were largely unchanged. In Asia, the slowdown in revenue growth from prior periods reflected a combination of lower investment sales due to overall macroeconomic concerns and regulatory actions to limit the availability of consumer credit in certain countries, particularly Korea. Citi expects these regulatory factors to continue to negatively impact revenues in Asia in the third and fourth quarters of 2012.

        In North America RCB, average deposits of $151 billion grew 5% year-over-year and retail loans of $41 billion grew 22%, while average card loans of $108 billion declined 3% and card purchase sales were roughly flat due to the deleveraging related to ongoing macroeconomic uncertainty, as referenced above. Excluding the impact of FX translation, international GCB average deposits of $166 billion grew 1% year-over-year, average retail loans of $97 billion were up 11%, and average card loans of $36 billion grew 5% year-over-year. International card purchase sales were up 10%, excluding the impact of FX translation.

        Citicorp end of period loans increased for the sixth consecutive quarter, up 10% year-over-year to $527 billion, with 2% growth in Consumer loans and 22% growth in Corporate loans.

        Securities and Banking revenues were $5.4 billion in the second quarter of 2012, down 1% year-over-year. Excluding the impact of CVA/DVA, Securities and Banking revenues were $5.2 billion, or 2% lower than the prior-year period. Fixed income markets revenues, excluding CVA/DVA,(1) of $2.8 billion in the second quarter of 2012 decreased 4% from the prior-year period, as lower revenues in credit and securitized products, driven by weaker market conditions, were partially offset by strong revenue growth within rates and currencies. Equity markets revenues, excluding CVA/DVA, of $550 million in the second quarter of 2012 were 29% below the prior-year period, largely related to lower industry volumes in cash equities. Investment banking revenues fell 21% from the prior-year period to $854 million as slight growth in advisory revenues was more than offset by declines in debt and equity underwriting revenues. Lending revenues of $608 million were up 70% from the prior-year period, driven by higher net interest revenues on strong corporate loan growth and improved spreads, as well as $42 million in gains on hedges compared to an $85 million loss on hedges in the prior-year period. Private Bank revenues, excluding CVA/DVA, of $570 million were up 3% from the prior-year period driven primarily by growth in North America lending and deposits.

        Transaction Services revenues were $2.8 billion, up 5% from the prior-year period, as growth in Treasury and Trade Solutions offset declines in Securities and Fund Services. Treasury and Trade Solutions revenue growth reflected strong growth in average deposits and trade loans. Securities and Fund Services revenues primarily reflected the impact of FX

(1)
For the summary of CVA/DVA by business within Securities and Banking for the second quarter of 2012 and comparable periods, see "Citicorp—Institutional Clients Group—Securities and Banking" below.

translation. Excluding the impact of FX translation, Securities and Fund Services delivered modest revenue growth while absorbing lower assets under custody and lower settlement volumes. Transaction Services average deposits and other customer liabilities grew 8% year-over-year to $396 billion, while assets under custody declined 6% year-over-year to $12.2 trillion.

Citi Holdings

        Citi Holdings net loss of $920 million in the second quarter of 2012 was higher than the loss of $661 million reported in the second quarter of 2011, as revenue declines and lower credit reserve releases more than offset lower expenses and a continued improvement in net credit losses.

        Citi Holdings revenues decreased 62% from the prior-year period to $924 million. Excluding CVA/DVA of positive $21 million in the second quarter of 2012, compared to positive $17 million in the prior-year period, Citi Holdings revenues were $903 million, or 62% lower than the second quarter of 2011. Net interest revenues declined 44% year-over-year to $581 million, largely driven by continued declining loan balances in Local Consumer Lending. Non-interest revenues, excluding CVA/DVA, decreased 76% to $322 million from the prior-year period, primarily reflecting the absence of gains on sale of reclassified held-to-maturity securities and other assets in the Special Asset Pool in the second quarter of 2011.

        Citi Holdings assets declined 28% year-over-year to $191 billion as of the end of the second quarter of 2012. At the end of the second quarter of 2012, Citi Holdings assets comprised approximately 10% of total Citigroup GAAP assets and 18% of current risk-weighted assets. Local Consumer Lending continued to represent the largest segment within Citi Holdings, with $138 billion of assets. Over 70% of Local Consumer Lending assets, or approximately $100 billion, consist of mortgages in North America real estate lending. As of the end of the second quarter of 2012, approximately $9.5 billion of Citi's loan loss reserves were allocated to North America real estate lending in Citi Holdings.

 THIS PAGE INTENTIONALLY LEFT BLANK

RESULTS OF OPERATIONS

SUMMARY OF SELECTED FINANCIAL DATA—Page 1

Citigroup Inc. and Consolidated Subsidiaries
	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except per-share amounts and ratios	2012	2011(1)		2012	2011
Net interest revenue	$11,593	$12,148	(5)%	$23,540	$24,250	(3)%
Non-interest revenue	7,049	8,474	(17)	14,508	16,098	(10)

Revenues, net of interest expense	$18,642	$20,622	(10)%	$38,048	$40,348	(6)%
Operating expenses	12,134	12,936	(6)	24,453	25,262	(3)
Provisions for credit losses and for benefits and claims	2,806	3,387	(17)%	5,825	6,571	(11)

Income from continuing operations before income taxes	$3,702	$4,299	(14)%	$7,770	$8,515	(9)%
Income taxes	715	967	(26)	1,721	2,152	(20)

Income from continuing operations	$2,987	$3,332	(10)%	$6,049	$6,363	(5)%
Income (loss) from discontinued operations, net of taxes(1)	(1)	71	NM	(6)	111	NM

Net income before attribution of noncontrolling interests	$2,986	$3,403	(12)%	$6,043	$6,474	(7)%
Net income attributable to noncontrolling interests	40	62	(35)%	166	134	24

Citigroup's net income	$2,946	$3,341	(12)%	$5,877	$6,340	(7)%

Less:
Preferred dividends—Basic	$9	$9	—%	$13	$13	—%
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to Basic EPS	69	62	11	123	96	28

Income allocated to unrestricted common shareholders for Basic EPS	$2,868	$3,270	(12)%	$5,741	$6,231	(8)%
Add: Interest expense, net of tax, on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to diluted EPS	4	6	(33)	8	7	14%

Income allocated to unrestricted common shareholders for diluted EPS	$2,872	$3,276	(12)%	$5,749	$6,238	(8)%
Earnings per share(2)
Basic
Income from continuing operations	$0.98	$1.10	(11)%	$1.96	$2.11	(7)
Net income	0.98	1.12	(13)	1.96	2.14	(8)

Diluted
Income from continuing operations	$0.95	$1.07	(11)%	$1.91	$2.05	(7)%
Net income	0.95	1.09	(13)	1.91	2.08	(8)
Dividends declared per common share	0.01	0.01	—	0.02	0.01	100

Statement continues on the next page, including notes to the table.

SUMMARY OF SELECTED FINANCIAL DATA—Page 2

Citigroup Inc. and Consolidated Subsidiaries
	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except per-share amounts, ratios and direct staff	2012	2011		2012	2011
At June 30:
Total assets	$1,916,451	$1,956,626	(2)%
Total deposits	914,308	866,310	6
Long-term debt	288,334	352,458	(18)
Trust preferred securities (included in long-term debt)	16,036	16,077	—
Citigroup common stockholders' equity	183,599	176,052	4
Total Citigroup stockholders' equity	183,911	176,364	4
Direct staff (in thousands)	261	263	(1)

Ratios
Return on average common stockholders' equity(3)	6.47%	7.67%		6.50%	7.49%
Return on average total stockholders' equity(3)	6.48	7.67		6.50	7.49

Tier 1 Common(4)(5)	12.71%	11.62%
Tier 1 Capital(4)	14.46	13.55
Total Capital(4)	17.70	17.18
Leverage(4)(6)	7.66	7.05

Citigroup common stockholders' equity to assets	9.58%	9.00%
Total Citigroup stockholders' equity to assets	9.60	9.01
Dividend payout ratio(7)	0.01	0.01
Book value per common share(2)	$62.61	$60.34
Ratio of earnings to fixed charges and preferred stock dividends	1.66x	1.65x		1.69x	1.67x

(1)
Discontinued operations for 2011 primarily reflect the sale of the Egg Banking PLC credit card business. See Note 2 to the Consolidated Financial Statements.

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

(4)
Unless otherwise noted, Tier 1 Common, Tier 1 Capital, Total Capital and Leverage balances and/or ratios disclosed within this Form 10-Q refer to those calculated under current regulatory guidelines.

(5)
As defined by the U.S. banking regulators, the Tier 1 Common ratio represents Tier 1 Capital less non-common elements, including qualifying perpetual preferred stock, qualifying noncontrolling interests in subsidiaries and qualifying trust preferred securities divided by risk-weighted assets.

(6)
The Leverage ratio represents Tier 1 Capital divided by adjusted average total assets.

(7)
Dividends declared per common share as a percentage of net income per diluted share.

NM
Not meaningful

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES

        The following tables show the income (loss) and revenues for Citigroup on a segment and business view:

CITIGROUP INCOME

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2012	2011		2012	2011
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$1,196	$1,111	8%	$2,513	$2,048	23%
EMEA	17	33	(48)	10	90	(89)
Latin America	329	396	(17)	704	869	(19)
Asia	448	479	(6)	951	932	2

Total	$1,990	$2,019	(1)%	$4,178	$3,939	6%

Securities and Banking
North America	$488	347	41%	$616	$811	(24)%
EMEA	365	341	7	877	1,105	(21)
Latin America	325	296	10	667	569	17
Asia	250	210	19	557	420	33

Total	$1,428	$1,194	20%	$2,717	$2,905	(6)%

Transaction Services
North America	$124	$129	(4)%	$250	$235	6%
EMEA	332	286	16	647	561	15
Latin America	185	160	16	363	332	9
Asia	274	289	(5)	576	572	1

Total	$915	$864	6%	$1,836	$1,700	8%

Institutional Clients Group	$2,343	$2,058	14%	$4,553	$4,605	(1)%

Total Citicorp	$4,333	$4,077	6%	$8,731	$8,544	2%

Corporate/Other	$(427)	$(134)	NM	$(739)	$(613)	(21)%

Total Citicorp and Corporate/Other	$3,906	$3,943	(1)%	$7,992	$7,931	1%

CITI HOLDINGS
Brokerage and Asset Management	$(24)	$(100)	76%	$(160)	$(110)	(45)%
Local Consumer Lending	(821)	(1,189)	31%	(1,454)	(2,198)	34
Special Asset Pool	(74)	678	NM	(329)	740	NM

Total Citi Holdings	$(919)	$(611)	(50)%	$(1,943)	$(1,568)	(24)%

Income from continuing operations	$2,987	$3,332	(10)%	$6,049	$6,363	(5)%

Discontinued operations	$(1)	$71	NM	$(6)	111	NM
Net income attributable to noncontrolling interests	40	62	(35)%	166	134	24%

Citigroup's net income	$2,946	$3,341	(12)%	$5,877	$6,340	(7)%

NM
Not meaningful

CITIGROUP REVENUES

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2012	2011		2012	2011
CITICORP
Global Consumer Banking
North America	$5,135	$4,949	4%	$10,333	$9,892	4%
EMEA	366	410	(11)	744	831	(10)
Latin America	2,322	2,408	(4)	4,763	4,702	1
Asia	1,948	2,026	(4)	3,945	3,922	1

Total	$9,771	$9,793	—	$19,785	$19,347	2%

Securities and Banking
North America	$1,926	$2,125	(9)%	$3,274	$4,453	(26)%
EMEA	1,609	1,642	(2)	3,563	3,703	(4)
Latin America	757	682	11	1,512	1,270	19
Asia	1,113	1,033	8	2,331	2,078	12

Total	$5,405	$5,482	(1)%	$10,680	$11,504	(7)%

Transaction Services
North America	$665	$609	9%	$1,306	$1,219	7%
EMEA	930	898	4	1,824	1,735	5
Latin America	455	439	4	906	856	6
Asia	757	731	4	1,514	1,429	6

Total	$2,807	$2,677	5%	$5,550	$5,239	6%

Institutional Clients Group	$8,212	$8,159	1%	$16,230	$16,743	(3)%

Total Citicorp	$17,983	$17,952	—	$36,015	$36,090	—

Corporate/Other	$(265)	$263	NM	$235	$202	16%

Total Citicorp and Corporate/Other	$17,718	$18,215	(3)%	$36,250	$36,292	—

CITI HOLDINGS
Brokerage and Asset Management	$87	$47	85%	$41	$184	(78)%
Local Consumer Lending	931	1,345	(31)%	2,257	2,864	(21)
Special Asset Pool	(94)	1,015	NM	(500)	1,008	NM

Total Citi Holdings	$924	$2,407	(62)%	$1,798	$4,056	(56)%

Total Citigroup net revenues	$18,642	$20,622	(10)%	$38,048	$40,348	(6)%

NM
Not meaningful

CITICORP

        Citicorp is Citigroup's global bank for consumers and businesses and represents Citi's core franchises. Citicorp is focused on providing best-in-class products and services to customers and leveraging Citigroup's unparalleled global network, including many of the world's emerging economies. Citicorp is physically present in approximately 100 countries, many for over 100 years, and offers services in over 160 countries and jurisdictions. Citi believes this global network provides a strong foundation for servicing the broad financial services needs of its large multinational clients and for meeting the needs of retail, private banking, commercial, public sector and institutional clients around the world. At June 30, 2012, Citicorp had approximately $1.4 trillion of assets and $845 billion of deposits, representing approximately 75% of Citi's total assets and approximately 92% of its deposits.

        Citicorp consists of the following businesses: Global Consumer Banking (which included retail banking and Citi-branded cards in four regions—North America, EMEA, Latin America and Asia, as well as Citi retail services in North America) and Institutional Clients Group (which includes Securities and Banking and Transaction Services).

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$11,033	$11,163	(1)%	$22,266	$22,222	—%
Non-interest revenue	6,950	6,789	2	13,749	13,868	(1)

Total revenues, net of interest expense	$17,983	$17,952	—	$36,015	$36,090	—%

Provisions for credit losses and for benefits and claims
Net credit losses	$2,246	$2,982	(25)%	$4,466	$6,232	(28)%
Credit reserve build (release)	(741)	(1,391)	47	(1,317)	(3,202)	59

Provision for loan losses	$1,505	$1,591	(5)%	$3,149	$3,030	4%
Provision for benefits and claims	50	36	39	108	91	19
Provision for unfunded lending commitments	26	(5)	NM	14	(1)	NM

Total provisions for credit losses and for benefits and claims	$1,581	$1,622	(3)%	$3,271	$3,120	5%

Total operating expenses	$10,300	$10,669	(3)%	$20,605	$20,905	(1)%

Income from continuing operations before taxes	$6,102	$5,661	8%	$12,139	$12,065	1%
Provisions for income taxes	1,769	1,584	12	3,408	3,521	(3)

Income from continuing operations	$4,333	$4,077	6%	$8,731	$8,544	2%
Net income attributable to noncontrolling interests	30	12	NM	91	23	NM

Citicorp's net income	$4,303	$4,065	6%	$8,640	$8,521	1%

Balance sheet data (in billions of dollars)
Total EOP assets	$1,436	$1,423	1%
Average assets	1,429	1,422	—	$1,415	$1,394	2%
Total EOP deposits	845	791	7

NM
Not meaningful

GLOBAL CONSUMER BANKING

        Global Consumer Banking (GCB) consists of Citigroup's four geographical Regional Consumer Banking (RCB) businesses that provide traditional banking services to retail customers through retail banking, commercial banking, Citi-branded cards and Citi retail services. GCB is a globally diversified business with 4,080 branches in 39 countries around the world. At June 30, 2012, GCB had $387 billion of assets and $324 billion of deposits.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$7,197	$7,411	(3)%	$14,570	$14,743	(1)%
Non-interest revenue	2,574	2,382	8%	5,215	4,604	13

Total revenues, net of interest expense	$9,771	$9,793	—	$19,785	$19,347	2%

Total operating expenses	$5,313	$5,357	(1)%	$10,523	$10,448	1%

Net credit losses	$2,124	$2,832	(25)%	$4,402	$5,872	(25)%
Credit reserve build (release)	(728)	(1,335)	45	(1,462)	(2,752)	47
Provisions for unfunded lending commitments	—	3	100	(1)	3	NM
Provision for benefits and claims	50	36	39	108	91	19

Provisions for credit losses and for benefits and claims	$1,446	$1,536	(6)%	$3,047	$3,214	(5)%

Income from continuing operations before taxes	$3,012	$2,900	4%	$6,215	$5,685	9%
Income taxes	1,022	881	16	2,037	1,746	17

Income from continuing operations	$1,990	$2,019	(1)%	$4,178	$3,939	6%
Net income (loss) attributable to noncontrolling interests	(1)	3	NM	—	1	(100)

Net income	$1,991	$2,016	(1)%	$4,178	$3,938	6%

Average assets (in billions of dollars)	$381	$377	1%	$383	$372	3%
Return on assets	2.10%	2.14%		2.19%	2.13%
Total EOP assets	387	384	1
Average deposits (in billions of dollars)	318	317	—	318	313	2%

Net credit losses as a percentage of average loans	3.02%	4.12%

Revenue by business
Retail banking	$4,394	$4,143	6%	$8,912	$8,077	10%
Cards(1)	5,377	5,650	(5)	10,873	11,270	(4)

Total	$9,771	$9,793	—	$19,785	$19,347	2%

Income from continuing operations by business
Retail banking	$791	$631	25%	$1,603	$1,310	22%
Cards(1)	1,199	1,388	(14)	2,575	2,629	(2)

Total	$1,990	$2,019	(1)%	$4,178	$3,939	6%

(1)
Includes both Citi-branded cards and Citi retail services.

NM
Not meaningful

NORTH AMERICA REGIONAL CONSUMER BANKING

        North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded card and Citi retail service to retail customers and small to mid-size businesses in the U.S. NA RCB's 1,015 retail bank branches and 12.5 million customer accounts, as of June 30, 2012, are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia and certain larger cities in Texas. At June 30, 2012, NA RCB had $40.9 billion of retail banking loans and $153.2 billion of deposits. In addition, NA RCB had 102.8 million Citi-branded and Citi retail services credit card accounts, with $109.3 billion in outstanding card loan balances.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$4,035	$4,192	(4)%	$8,160	$8,398	(3)%
Non-interest revenue	1,100	757	45	2,173	1,494	45

Total revenues, net of interest expense	$5,135	$4,949	4%	$10,333	$9,892	4%

Total operating expenses	$2,451	$2,331	5%	$4,792	$4,609	4%

Net credit losses	$1,511	$2,136	(29)%	$3,140	$4,508	(30)%
Credit reserve build (release)	(814)	(1,240)	34	(1,655)	(2,441)	32
Provisions for benefits and claims	19	14	36	33	31	6
Provision for unfunded lending commitments	—	(1)	(100)	—	(1)	(100)

Provisions for credit losses and for benefits and claims	$716	$909	(21)%	$1,518	$2,097	(28)%

Income from continuing operations before taxes	$1,968	$1,709	15%	$4,023	$3,186	26%
Income taxes	772	598	29	1,510	1,138	33

Income from continuing operations	$1,196	$1,111	8%	$2,513	$2,048	23%
Net income attributable to noncontrolling interests	—	—	—	—	—	—

Net income	$1,196	$1,111	8%	$2,513	$2,048	23%

Average assets (in billions of dollars)	$171	$161	6%	$170	$162	5%
Average deposits (in billions of dollars)	151	144	5	150	144	4

Net credit losses as a percentage of average loans	4.07%	5.90%

Revenue by business
Retail banking	$1,647	$1,251	32%	$3,275	$2,439	34%
Citi-branded cards	2,010	2,173	(8)	4,078	4,377	(7)
Citi retail services	1,478	1,525	(3)	2,980	3,076	(3)

Total	$5,135	$4,949	4%	$10,333	$9,982	4%

Income from continuing operations by business
Retail banking	$335	$96	NM	$666	$181	NM
Citi-branded cards	428	596	(28)	1,035	1,073	(4)
Citi retail services	433	419	3	812	794	2

Total	$1,196	$1,111	8%	$2,513	$2,048	23%

NM    Not meaningful

2Q12 vs. 2Q11

        Net income increased 8% as compared to the prior-year period, driven by lower net credit losses and higher revenues from higher gains on sale of mortgages, partly offset by lower loan loss reserve releases, lower cards revenues and higher expenses.

        Revenues increased 4% year-over-year as lower net interest margin and loan balances in Citi's cards businesses were more than offset by higher non-interest revenue from the sale of mortgages, which Citi expects will continue into the third quarter of 2012. Net interest revenue decreased 4% year-over-year, driven primarily by lower cards net interest margin which continued to be negatively impacted by the look-back provision of The Credit Card Accountability Responsibility and Disclosure Act (CARD Act). (The CARD Act requires a review be done once every six months for card accounts where the annual percentage rate (APR) has been increased since January 1, 2009 to assess whether changes in credit risk, market conditions or other factors merit a future decline in APR.) In addition, net interest revenue for cards was negatively impacted by higher low-margin promotional balances and lower total average loans, reflecting an increase in the payment rate. NA RCB continues to believe the negative impact of the CARD Act and promotional balances should dissipate over the course of 2012 as the population of card accounts subject to the CARD Act look-back provisions declines and promotional balances convert or close. However, Citi expects higher payment rates from consumers, reflecting ongoing economic uncertainty and deleveraging, as well as Citi's shift to higher credit quality borrowers, to continue for the remainder of 2012, absent a meaningful improvement in the U.S. economy. Non-interest revenue increased 45% year-over-year, primarily due to the higher gains on sale of mortgages, partially offset by a decline in non-interest revenues in Citi retail services in the current quarter driven by improving credit and the resulting impact on contractual partner payments.

        As part of its Citi-branded cards business, Citi (through Citibank, N.A.) issues a co-branded credit card product with American Airlines, the Citi/AAdvantage card. As has been widely-reported, AMR Corporation and certain of its subsidiaries, including American Airlines, Inc. (collectively, AMR), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in November 2011. To date, the ongoing AMR bankruptcy has not had a material impact on the results of operations for NA RCB, Citicorp or Citi as a whole. However, it is not certain what the outcome of the bankruptcy process will be or what impact, if any, such outcome could have on the results of operations or financial condition of NA RCB over time.

        Expenses increased 5%, driven entirely by an increase in legal reserves related to the interchange litigation (see Note 22 to the Consolidated Financial Statements for additional information).

        Provisions decreased 21% year-over-year primarily due to lower credit losses in the cards portfolio (down 29% to $1.5 billion), partly offset by the continued lower loan loss reserve releases ($814 million in the second quarter of 2012 compared to $1.2 billion in the prior-year period). Overall, Citi expects continued improvement in North America RCB credit quality, assuming no meaningful downturn in the U.S. or global economy.

2Q12 YTD vs. 2Q11 YTD

        Year-to-date, NA RCB has experienced similar trends to those described above. Net income increased 23% as compared to the prior-year period driven by the improvements in credit costs and higher non-interest revenue, partially offset by lower net interest revenue and higher expenses.

        Revenues increased 4% period-over-period mainly due to the higher non-interest revenue on sale of mortgages, partially offset by lower loan balances and margin pressure in the cards business. Net interest revenue was down 3% driven primarily by the lower volumes in cards, with average loans lower by 3%. In addition, cards net interest margin was negatively impacted by the look-back provision of the CARD Act and higher low-margin promotional balances. Non-interest revenue increased 45% from the prior year-to-date period, mainly due to the higher gains from mortgage loan sales.

        Expenses increased 4% period-over-period, primarily driven by the higher legal reserve described above. This was offset partly by ongoing savings initiatives.

        Provisions decreased 28% period-over-period, primarily due to a net credit loss decline of $1.4 billion, partially offset by a decrease in loan loss reserve releases of $786 million as compared to the prior year-to-date period. Cards net credit losses were down $1.3 billion, or 30%, from the prior year-to-date period. The decline in credit costs was driven by the improving credit conditions and stricter underwriting criteria.

EMEA REGIONAL CONSUMER BANKING

        EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Central and Eastern Europe, the Middle East and Africa. The countries in which EMEA RCB has the largest presence are Poland, Turkey, Russia and the United Arab Emirates. At June 30, 2012, EMEA RCB had 240 retail bank branches with 4.0 million customer accounts, $4.6 billion in retail banking loans and $12.6 billion in deposits. In addition, the business had 2.6 million Citi-branded card accounts with $2.8 billion in outstanding card loan balances.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$256	$248	3%	$518	$490	6%
Non-interest revenue	110	162	(32)	226	341	(34)

Total revenues, net of interest expense	$366	$410	(11)%	$744	$831	(10)%

Total operating expenses	$338	$355	(5)%	$697	$673	4%

Net credit losses	$14	$46	(70)%	$43	$95	(55)%
Credit reserve build (release)	(13)	(55)	76	(18)	$(89)	80
Provision for unfunded lending commitments	—	4	(100)	(1)	4	NM

Provisions for credit losses	$1	$(5)	NM	$24	$10	NM

Income from continuing operations before taxes	$27	$60	(55)%	$23	$148	(84)%
Income taxes	10	27	(63)	13	58	(78)

Income from continuing operations	$17	33	(48)%	$10	$90	(89)%
Net income attributable to noncontrolling interests	1	2	(50)	2	2	—

Net income	$16	$31	(48)%	$8	$88	(91)%

Average assets (in billions of dollars)	$9	$10	(10)%	$9	$10	(10)%
Return on assets	0.72%	1.24%		0.18%	1.77%
Average deposits (in billions of dollars)	$12	$13	(4)%	12	13	(3)

Net credit losses as a percentage of average loans	0.75%	2.46%

Revenue by business
Retail banking	$214	$234	(9)%	$436	$476	(8)%
Citi-branded cards	152	176	(14)	308	355	(13)

Total	$366	$410	(11)%	$744	$831	(10)%

Income (loss) from continuing operations by business
Retail banking	$(7)	$(11)	36%	$(28)	$2	NM
Citi-branded cards	24	44	(45)	38	88	(57)%

Total	$17	$33	(48)%	$10	$90	(89)%

NM    Not meaningful

2Q12 vs. 2Q11

        Net income declined by 48% year-over-year. Excluding the impact of FX translation, net income declined by 26%, driven by higher expenses and higher provisions for loan losses.

        Revenues decreased 11% year-over-year. Excluding the impact of FX translation, revenues declined 1%, driven by the absence of Akbank, which was moved to Corporate/Other in the first quarter of 2012. Net interest revenue increased 3% driven by the absence of Akbank investment funding costs in the current quarter and growth in deposits and retail loans, partially offset by the impact of FX translation and slight spread compression. Interest rate caps on credit cards, particularly in Turkey, and the continued liquidation of a higher yielding non-strategic retail banking portfolio, were the main contributors to the lower spreads. Non-interest revenue decreased 32%, mainly reflecting the absence of Akbank contribution in the current quarter. The underlying drivers in EMEA RCB continued to show growth as cards purchase sales grew 8% and retail new loan volume increased 16% year-over-year, each excluding the impact of FX translation.

        Expenses decreased 5% year-over-year. Excluding the impact of FX translation, expenses grew by 6% due to the impact of account acquisition-focused investment spending, expansion of the sales force and restructuring charges in Poland and Central Europe.

        Provisions increased by $6 million year-over-year due to lower loan loss reserve releases, partially offset by lower net credit losses. Net credit losses continued to improve, declining 70% year-over-year due to the ongoing improvement in credit quality and the move towards lower risk products, together with a benefit from the sale of portfolios in Turkey and Poland (which totaled $13 million) in the current quarter. Citi expects provisions could continue to have a negative impact on EMEA RCB results as net credit losses have largely stabilized while the majority of loan loss reserve releases have occurred.

2Q12 YTD vs. 2Q11 YTD

        Year-to-date, EMEA RCB has experienced similar trends to those described above. Net income declined by 91% year-to-date as compared to the prior year-to-date period. Excluding the impact of FX translation, net income declined by 77% from the prior year-to-date period, due to lower revenues and higher expenses and credit costs.

        Revenues decreased 10% period-over-period. Excluding the impact of FX translation, revenues declined 3% driven by the absence of Akbank. Net interest revenue increased 6% driven by the absence of the Akbank investment funding costs and the growth in deposits and retail loans, partially offset by the impact of FX translation and spread compression, driven by the factors described above. Non-interest revenue decreased 34%, mainly reflecting the absence of Akbank.

        Expenses increased 4% period-over-period. Excluding the impact of FX translation, expenses increased 10% due to the impact of the account acquisition-focused investment spending and the other factors described above.

        Provisions increased by $14 million period-over-period due to the lower loan loss reserve releases, partially offset by the lower net credit losses.

LATIN AMERICA REGIONAL CONSUMER BANKING

        Latin America Regional Consumer Banking (LATAM RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. LATAM RCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico's second-largest bank, with over 1,700 branches. At June 30, 2012, LATAM RCB had 2,198 retail branches, with 31.9 million customer accounts, $25.9 billion in retail banking loans and $45.8 billion in deposits. In addition, the business had 13.0 million Citi-branded card accounts with $13.7 billion in outstanding loan balances.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$1,624	$1,622	—	$3,283	$3,182	3%
Non-interest revenue	698	786	(11)	1,480	1,520	(3)

Total revenues, net of interest expense	$2,322	$2,408	(4)%	$4,763	$4,702	1%

Total operating expenses	$1,363	$1,495	(9)%	$2,727	$2,861	(5)%

Net credit losses	$400	$425	(6)%	$830	$832	—
Credit reserve build (release)	120	(21)	NM	233	(168)	NM
Provision for benefits and claims	31	22	41	75	60	25

Provisions for loan losses and for benefits and claims	$551	$426	29%	$1,138	$724	57%

Income from continuing operations before taxes	$408	$487	(16)%	$898	$1,117	(20)%
Income taxes	79	91	(13)	194	248	(22)

Income from continuing operations	$329	$396	(17)%	$704	$869	(19)%
Net income (loss) attributable to noncontrolling interests	(2)	1	NM	(2)	(1)	(100)%

Net income	$331	$395	(16)%	$706	$870	(19)%

Average assets (in billions of dollars)	$78	$83	6%	$80	$80	—
Return on assets	1.71%	1.91%		1.77%	2.19%
Average deposits (in billions of dollars)	$44	$48	(8)	$45	$47	(3)%

Net credit losses as a percentage of average loans	4.15%	4.64%

Revenue by business
Retail banking	$1,378	$1,398	(1)%	$2,826	$2,731	3%
Citi-branded cards	944	1,010	(7)	1,937	1,971	(2)

Total	$2,322	$2,408	(4)%	$4,763	$4,702	1%

Income from continuing operations by business
Retail banking	$226	$236	(4)%	$428	$531	(19)%
Citi-branded cards	103	160	(36)	276	338	(18)

Total	$329	$396	(17)%	$704	$869	(19)%

NM
Not meaningful

2Q12 vs. 2Q11

        Net income declined 16% year-over-year, mainly driven by the impact of FX translation. Excluding the impact of FX translation, net income declined 1% due to increased loan loss reserve builds resulting from portfolio growth, partially offset by higher revenues.

        Revenues decreased 4%, mainly due to the impact of FX translation. Excluding the impact of FX translation, revenues grew 8% year-over-year, mainly due to higher volumes and fees, particularly in Mexico personal installment loans and Brazil cards. Net interest revenue was largely unchanged year-over-year. Excluding the impact of FX translation, net interest revenue increased 12% due to growth in loans and deposits, partially offset by continued spread compression from higher credit quality customers. Average loans increased in both retail banking and cards, by 27% and 11%, respectively, and deposits grew by 2%, each excluding the impact of FX translation. Non-interest decreased 11% year-over-year. Excluding the impact of FX translation, non-interest revenue increased 2%, primarily due to higher fees in cards resulting from a 15% increase in purchase sales and a 3% increase in card accounts.

        Expenses declined 9% due to the impact of FX translation. Excluding the impact of FX translation, expenses increased 3% as a result of higher volume of transactions, marketing, sales incentives and restructuring costs.

        Provisions increased by 29% year-over-year, mainly as loan loss reserves releases in the prior-year period are now builds due to the volume growth in Mexico and Brazil. Net credit losses decreased 6% year-over-year. Citi expects credit costs in Latin America RCB will likely continue to increase in line with portfolio growth.

2Q12 YTD vs. 2Q11 YTD

        Year-to-date, LATAM RCB has experienced similar trends to those previously described. Net income declined 19% driven primarily by an increase in provisions and the impact of FX translation. Excluding the impact of FX translation, net income declined 11% as increased credit provisions mainly due to higher loan loss reserve builds were partially offset by higher revenues.

        Revenues were generally flat period-over-period. Excluding the impact of FX translation, revenues increased 10%, mainly due to higher volumes, primarily in Mexico personal loans and cards. Net interest revenue increased 3% period-over-period. Excluding the impact of FX translation, net interest revenue increased 11%, driven by the continued growth in lending and deposits, partly offset by spread compression. Non-interest revenue decreased 3%. Excluding the impact of FX translation, non-interest revenue was up 6% mostly due to higher cards fees resulting from a 16% growth in purchase sales.

        Expenses decreased 5% period-over-period. Excluding the impact of FX translation, expenses increased 4%, mostly due to higher volumes, account acquisition and sales incentives, partially offset by reengineering actions.

        Provisions increased 57% period-over-period mainly as a result of the loan loss reserves builds driven by the higher volumes in Mexico and Brazil.

ASIA REGIONAL CONSUMER BANKING

        Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence in South Korea, Australia, Singapore, Japan, Taiwan, Hong Kong, India and Indonesia. Citi's Japan Consumer Finance business, which Citi has been exiting since 2008, is included in Citi Holdings. At June 30, 2012, Asia RCB had 627 retail branches, 16.8 million customer accounts, $67.6 billion in retail banking loans and $112.5 billion in deposits. In addition, the business had 15.7 million Citi-branded card accounts with $19.6 billion in outstanding loan balances.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$1,282	$1,349	(5)%	$2,609	$2,673	(2)%
Non-interest revenue	666	677	(2)%	1,336	1,249	7

Total revenues, net of interest expense	$1,948	$2,026	(4)%	$3,945	$3,922	1%

Total operating expenses	$1,161	$1,176	(1)%	$2,307	$2,305	—

Net credit losses	$199	$225	(12)%	$389	$437	(11)%
Credit reserve build (release)	(21)	(19)	(11)	(22)	(54)	59

Provisions for loan losses	$178	$206	(14)%	$367	$383	(4)%

Income from continuing operations before taxes	$609	$644	(5)%	$1,271	$1,234	3%
Income taxes	161	165	(2)	320	302	6

Income from continuing operations	$448	$479	(6)%	$951	$932	2%
Net income attributable to noncontrolling interests	—	—	—	—	—	—

Net income	$448	$479	(6)%	$951	$932	2%

Average assets (in billions of dollars)	$123	$123	—	$124	$121	2%
Return on assets	1.46%	1.56%		1.54%	1.55%
Average deposits (in billions of dollars)	$110	$112	(2)	$110	$110	—

Net credit losses as a percentage of average loans	0.92%	1.05%

Revenue by business
Retail banking	$1,155	$1,260	(8)%	$2,375	$2,431	(2)%
Citi-branded cards	793	766	4	1,570	1,491	5

Total	$1,948	$2,026	(4)%	$3,945	$3,922	1%

Income from continuing operations by business
Retail banking	$237	$310	(24)%	$537	$596	(10)%
Citi-branded cards	211	169	25	414	336	23

Total	$448	$479	(6)%	$951	$932	2%

2Q12 vs. 2Q11

        Net income decreased 6% year-over-year. Excluding the impact of FX translation, net income decreased 2% driven by higher expenses, partially offset by lower provisions.

        Revenues decreased 4% year-over-year, but were flat excluding the impact of FX translation. Higher average loans in Citi-branded cards were offset by lower investment sales due to the uncertain market environment and corresponding weak investor sentiment. Lending and deposit revenues were flat, as growth in most markets was offset by pressure in Korea and Japan. Net interest revenue decreased 5% year-over-year. Excluding the impact of FX translation, net interest revenue decreased 1%. Continued increases in lending and deposit volumes were offset by spread compression (mainly in retail lending). Spread compression continued to be driven by improvements in the risk profile for personal and other loans, stricter underwriting criteria as well as by certain regulatory changes in Korea, where policy actions have lowered the availability of consumer credit. This will likely continue to have a negative impact on net interest revenue into the third and fourth quarters of 2012. Non-interest revenue decreased 2% year-over-year. Excluding the impact of FX translation, non-interest revenue increased 1%. The slight increase in non-interest revenue reflected growth in Citi-branded cards purchase sales, partially offset by the decrease in revenue from investment sales/foreign exchange products for the reasons described above. Citi also expects this trend to continue for the remainder of 2012.

        Expenses were relatively unchanged year-over-year. Excluding the impact of FX translation, expenses increased 2%, largely due to investments in China cards and branches and Korea and Japan-related expenses, partially offset by ongoing productivity savings.

        Provisions decreased 14% year-over-year, reflecting lower net credit losses and higher loan loss reserve releases. The decrease in provisions reflected continued credit quality improvement, partially offset by the increasing volumes in the region and higher provisions in Korea due to credit performance and the impact of regulatory changes. Assuming the underlying core portfolio continues to grow and season during the remainder of 2012, Citi expects credit costs to increase marginally in line with portfolio growth.

2Q12 YTD vs. 2Q11 YTD

        Net income increased 2% period-over-period. Excluding the impact of FX translation, net income increased 5%, driven by higher revenues and lower provisions, partially offset by marginally higher expenses.

        Revenues increased 1% period-over-period. Excluding the impact of FX translation, revenues increased 3%, primarily driven by higher business volumes in cards, deposits and retail lending as well as the prior period charges relating to the repurchase of certain Lehman structured notes (approximately $70 million). This increase was partially offset by lower investment sales and spread compression. Net interest revenue decreased 2% compared to the prior year-to-date period. Excluding the impact of FX translation, net interest revenue was generally flat, primarily driven by the increases in lending and deposit volumes, offset by spread compression. Non-interest revenue increased 7% period-over-period, reflecting the growth in Citi-branded cards purchase sales and higher revenues from foreign exchange products as well as the prior period Lehman-related charges mentioned above, partially offset by the decrease in revenue from investment sales.

        Expenses were flat period-over-period. Excluding the impact of FX translation, expenses increased 2% period-over-period, due primarily to growth in business volumes, investments and Korea and Japan-related expenses.

        Provisions decreased 4% as continued lower net credit losses were partially offset by lower loan loss reserve releases. The decrease in credit provisions reflected continued credit quality improvement, partially offset by the increasing volumes in the region and higher provisions in Korea due to credit performance and the impact of the regulatory changes.

INSTITUTIONAL CLIENTS GROUP

        Institutional Clients Group (ICG) includes Securities and Banking and Transaction Services. ICG provides corporate, institutional, public sector and high-net-worth clients around the world with a full range of products and services, including cash management, foreign exchange, trade finance and services, securities services, sales and trading, institutional brokerage, underwriting, lending and advisory services. ICG's international presence is supported by trading floors in approximately 75 countries and jurisdictions and a proprietary network within Transaction Services in over 95 countries and jurisdictions. At June 30, 2012, ICG had approximately $1.0 trillion of assets and $521 billion of deposits.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Commissions and fees	$1,081	$1,133	(5)%	$2,222	$2,266	(2)%
Administration and other fiduciary fees	742	732	1	1,438	1,478	(3)
Investment banking	793	1,001	(21)	1,604	1,794	(11)
Principal transactions	1,434	1,288	11	3,350	3,548	(6)
Other	326	253	29	(80)	178	NM

Total non-interest revenue	$4,376	$4,407	(1)%	$8,534	$9,264	(8)%
Net interest revenue (including dividends)	3,836	3,752	2	7,696	7,479	3

Total revenues, net of interest expense	$8,212	$8,159	1%	$16,230	$16,743	(3)%

Total operating expenses	$4,987	$5,312	(6)%	$10,082	$10,457	(4)%

Net credit losses	$122	150	(19)	$64	$360	(82)
Provision (release) for unfunded lending commitments	26	(8)	NM	15	(4)	NM
Credit reserve build (release)	(13)	(56)	77	145	(450)	NM

Provisions for loan losses and benefits and claims	$135	$86	57	$224	$(94)	NM

Income from continuing operations before taxes	$3,090	$2,761	12%	$5,924	$6,380	(7)%
Income taxes	747	703	6	1,371	1,775	(23)

Income from continuing operations	$2,343	$2,058	14%	$4,553	$4,605	(1)%
Net income attributable to noncontrolling interests	31	9	NM	91	22	NM

Net income	$2,312	$2,049	13%	$4,462	$4,583	(3)%

Average assets (in billions of dollars)	$1,048	$1,045	—%	$1,032	$1,022	1%
Return on assets	0.89%	0.79%		0.87%	0.90%

Revenues by region
North America	$2,591	$2,734	(5)%	$4,580	$5,672	(19)%
EMEA	2,539	2,540	—	5,387	5,438	(1)
Latin America	1,212	1,121	8	2,418	2,126	14
Asia	1,870	1,764	6	3,845	3,507	10

Total revenues	$8,212	$8,159	1%	$16,230	$16,743	(3)%

Income from continuing operations by region
North America	$612	$476	29%	$866	$1,046	(17)%
EMEA	697	627	11	1,524	1,666	(9)
Latin America	510	456	12	1,030	901	14
Asia	524	499	5	1,133	992	14

Total income from continuing operations	$2,343	$2,058	14%	$4,553	$4,605	(1)%

Average loans by region (in billions of dollars)
North America	$82	$68	21%	$78	$67	16%
EMEA	52	48	8	52	45	16
Latin America	34	29	17	34	27	26
Asia	63	49	29	62	47	32

Total average loans	$231	$194	19%	$226	$186	22%

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

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$2,302	$2,272	1%	$4,576	$4,561	—%
Non-interest revenue	3,103	3,210	(3)%	6,104	6,943	(12)

Revenues, net of interest expense	$5,405	$5,482	(1)%	$10,680	$11,504	(7)%
Total operating expenses	3,575	3,897	(8)	7,282	7,699	(5)
Net credit losses	97	151	(36)	37	354	(90)
Provision (release) for unfunded lending commitments	26	(8)	NM	9	(4)	NM
Credit reserve build (release)	(64)	(83)	23	71	(477)	NM

Provisions for loan losses and benefits and claims	$59	$60	(2)%	$117	$(127)	NM

Income before taxes and noncontrolling interests	$1,771	$1,525	16%	$3,281	$3,932	(17)%
Income taxes	343	331	4	564	1,027	(45)

Income from continuing operations	$1,428	$1,194	20%	$2,717	$2,905	(6)%
Net income attributable to noncontrolling interests	26	4	NM	82	13	NM

Net income	$1,402	$1,190	18%	$2,635	$2,892	(9)%

Average assets (in billions of dollars)	$912	$914	—%	$898	$894	—%
Return on assets	0.62%	0.52%		0.59%	0.65%

Revenues by region
North America	$1,926	$2,125	(9)%	$3,274	$4,453	(26)%
EMEA	1,609	1,642	(2)	3,563	3,703	(4)
Latin America	757	682	11	1,512	1,270	19
Asia	1,113	1,033	8	2,331	2,078	12

Total revenues	$5,405	$5,482	(1)%	$10,680	$11,504	(7)%

Income from continuing operations by region
North America	$488	$347	41%	$616	$811	(24)%
EMEA	365	341	7	877	1,105	(21)
Latin America	325	296	10	667	569	17
Asia	250	210	19	557	420	33

Total income from continuing operations	$1,428	$1,194	20%	$2,717	$2,905	(6)%

Securities and Banking revenue details
Total investment banking	$854	$1,085	(21)%	$1,719	$1,936	(11)%
Lending	608	357	70	664	612	8
Equity markets	599	812	(26)	1,218	1,882	(35)
Fixed income markets	2,964	3,033	(2)	6,614	6,827	(3)
Private bank	572	555	3	1,142	1,070	7
Other Securities and Banking	(192)	(360)	47	(677)	(823)	18

Total Securities and Banking revenues	$5,405	$5,482	(1)%	$10,680	$11,504	(7)%

NM
Not meaningful

2Q12 vs. 2Q11

        Net income increased 18% from the prior-year period. Excluding CVA/DVA, net income increased 16%, primarily driven by a decrease in expenses, partially offset by lower revenues (see the table below for the CVA/DVA by business and total for the second quarter of 2012 and comparable periods).

        Revenues decreased 1% from the prior-year period. Excluding CVA/DVA, revenues decreased 2%, reflecting the impact of a challenging market environment on investment banking, equity markets and fixed income markets revenues, partially offset by higher revenues in lending and the Private Bank.

        Fixed income markets revenues decreased 4% excluding CVA/DVA. The results reflected year-over-year growth in rates and currencies, particularly in foreign exchange and local markets, which was more than offset by declines in credit and securitized products, resulting from a weaker market environment.

        Equity markets revenues decreased 29% excluding CVA/DVA, mainly due to lower levels of industry volumes, particularly in cash equities.

        Investment banking revenues decreased 21% from the prior-year period, as declines in debt and equity underwriting were partially offset by a small increase in advisory revenues. Debt and equity underwriting declines reflected decreased industry-wide activity levels, although Citi gained market share in both products year-to-date.

        Lending revenues increased 70% from the prior-year period. Approximately half of the revenue growth was from gains on hedges as credit spreads widened during the second quarter of 2012, compared to a loss in the prior-year period (see table below). Excluding the impact of these hedging gains, lending revenues increased 28%, primarily driven by higher volumes and improved spreads.

        Private Bank revenues increased 3% excluding CVA/DVA, driven primarily by growth in North America lending and deposits.

        Expenses decreased 8%, driven by efficiency savings from ongoing reengineering programs and lower compensation, partially offset by approximately $100 million of repositioning charges in the current quarter.

        Provisions decreased 2%, primarily due to lower net credit losses, partially offset by a smaller reserve release in the current quarter.

        In total, S&B's results for the second quarter of 2012 continued to reflect the ongoing market and macroeconomic uncertainty. This uncertainty was reflected in continued low levels of overall client activity. Citi believes that without meaningful signs of accelerating economic growth, or a credible resolution—as perceived by the market—to the ongoing European issues, this reduced activity is likely to persist into the third quarter of 2012.

In millions of dollars	Three months Ended June 30, 2012	Three months Ended June 30, 2011	Six months Ended June 30, 2012	Six months Ended June 30, 2011
S&B CVA/DVA
Fixed Income Markets	$147	$111	$(940)	$(81)
Equity Markets	49	36	(234)	4
Private Bank	2	0	(4)	(5)

Total S&B CVA/DVA	$198	$147	$(1,178)	$(82)

Total S&B Lending Hedge gain (loss)	$42	$(85)	$(462)	$(282)

2Q12 YTD vs. 2Q11 YTD

        Net income decreased 9% from the prior year-to-date period, primarily due to negative $1.2 billion of CVA/DVA in the first half of 2012. Excluding CVA/DVA, net income increased 14%, primarily driven by a decrease in expenses, as the increase in revenues period-over-period was mainly offset by higher provisions.

        Revenues decreased 7%, primarily due to a negative $1.2 billion of CVA/DVA in the first half of 2012. Excluding CVA/DVA, revenues increased 2%, reflecting higher revenues in fixed income markets, lending and the Private Bank, partially offset by lower revenues in equity markets and investment banking.

        Fixed income markets revenues increased 9% excluding CVA/DVA, reflecting strong client flows in rates and currencies, particularly in the first quarter of 2012, partially offset by lower results in credit and securitized products driven by a weaker market environment.

        Equity markets revenues decreased 23% excluding CVA/DVA, driven by lower industry volumes, particularly in cash equities in the first half of 2012.

        Investment banking revenues decreased 11% from the prior year-to-date period, reflecting reduced industry-wide deal volume due to market uncertainty.

        Lending revenues increased 8% due to an increase in revenues excluding hedging gains, partially offset by higher losses on credit default swap hedges (see table above). Excluding the impact of these hedging losses, lending revenues increased 26%, primarily driven by increased volumes in the Corporate loan portfolio.

        Private Bank revenues increased 7% excluding CVA/DVA, driven primarily by the growth in North America lending and deposits.

        Expenses decreased 5%, driven by efficiency savings from ongoing reengineering programs and lower compensation costs.

        Provisions increased by $244 million to a positive $117 million, primarily due to reserve builds in the first quarter of 2012 as a result of portfolio growth compared to releases in the prior-year period, partially offset by a specific recovery in the first quarter of 2012, which resulted in lower net credit losses for the first half of 2012.

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

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$1,534	$1,480	4%	$3,120	$2,918	7%
Non-interest revenue	1,273	1,197	6	2,430	2,321	5

Total revenues, net of interest expense	$2,807	$2,677	5%	$5,550	$5,239	6%
Total operating expenses	1,412	1,415	—	2,800	2,758	2
Provisions (releases) for credit losses and for benefits and claims	76	26	NM	107	33	NM

Income before taxes and noncontrolling interests	$1,319	$1,236	7%	$2,643	$2,448	8%
Income taxes	404	372	9	807	748	8
Income from continuing operations	915	864	6	1,836	1,700	8
Net income attributable to noncontrolling interests	5	5	—	9	9	—

Net income	$910	$859	6%	$1,827	$1,691	8%

Average assets (in billions of dollars)	$136	$131	4%	$134	$128	5%
Return on assets	2.69%	2.63%		2.73%	2.66%

Revenues by region
North America	$665	$609	9%	$1,306	$1,219	7%
EMEA	930	898	4	1,824	1,735	5
Latin America	455	439	4	906	856	6
Asia	757	731	4	1,514	1,429	6

Total revenues	$2,807	$2,677	5%	$5,550	$5,239	6%

Income from continuing operations by region
North America	$124	$129	(4)%	$250	$235	6%
EMEA	332	286	16	647	561	15
Latin America	185	160	16	363	332	9
Asia	274	289	(5)	576	572	1

Total income from continuing operations	$915	$864	6	$1,836	$1,700	8

Key indicators (in billions of dollars)
Average deposits and other customer liability balances	$396	$366	8%	$387	$361	7%
EOP assets under custody(1) (in trillions of dollars)	12.2	13.0	(6)

(1)
Includes assets under custody, assets under trust and assets under administration.

NM
Not meaningful
2Q12 vs. 2Q11

        Net income increased 6% year-over-year, reflecting growth in revenues as expenses were unchanged.

        Revenues grew 5% year-over-year as increased balances and higher fees more than offset lower market volumes. Treasury and Trade Solutions revenues increased 9%, driven by growth in trade as end of period trade loans grew over 50% and spreads widened. Cash management revenues also grew year-over-year, reflecting strong growth in deposit balances and fees offsetting spread compression given the continued low rate environment. Securities and Fund Services revenues decreased 6% year-over-year primarily driven by the impact of FX translation.

        Expenses were flat year-over-year, as incremental investment spending, was offset by efficiency savings.

        Average deposits and other customer liabilities grew 8% year-over-year driven by focused deposit building activities mostly in North America and persisting market demand for U.S. dollar deposits.

2Q12 YTD vs. 2Q11 YTD

        Year-to-date, Transaction Services has experienced similar trends to those described above. Net income increased 8% year-over-year primarily due to the growth in revenues period-over-period.

        Revenues grew 6% as the improvement in fees and increased loan and deposit balances more than offset continued spread compression. Treasury and Trade Solutions revenues increased 10%, driven primarily by the growth in trade and deposit balances. Securities and Fund Services revenues decreased 5%, driven by the lower market activity.

        Expenses increased 2% due primarily to continued investment spending and higher volumes, partially offset by efficiency savings.

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

        As of June 30, 2012, Citi Holdings' GAAP assets were approximately $191 billion, a decrease of approximately 28% year-over-year and a decrease of 9% from March 31, 2012. The decline in assets from the first quarter of 2012 was composed of approximately $11 billion of asset sales and business dispositions, $6 billion of run-off and pay-downs, and $1 billion of charge-offs and revenue marks. Citi Holdings represented approximately 10% of Citi's GAAP assets as of June 30, 2012, while Citi Holdings' risk-weighted assets (as defined under current regulatory guidelines) of approximately $172 billion at June 30, 2012 represented approximately 18% of Citi's risk-weighted assets as of such date.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$581	$1,035	(44)%	$1,282	$2,067	(38)%
Non-interest revenue	343	1,372	(75)%	516	1,989	(74)%

Total revenues, net of interest expense	$924	$2,407	(62)%	$1,798	$4,056	(56)%

Provisions for credit losses and for benefits and claims
Net credit losses	$1,329	$2,165	(39)%	$3,063	$5,183	(41)%
Credit reserve build (release)	(250)	(575)	57%	(800)	(2,133)	62%

Provision for loan losses	$1,079	$1,590	(32)%	$2,263	$3,050	(26)%
Provision for benefits and claims	165	183	(10)%	336	387	(13)%
Provision (release) for unfunded lending commitments	(19)	(8)	NM	(45)	13	NM

Total provisions for credit losses and for benefits and claims	$1,225	$1,765	(31)%	$2,554	$3,450	(26)%

Total operating expenses	$1,237	$1,654	(25)%	$2,456	3,097	(21)%

Loss from continuing operations before taxes	$(1,538)	$(1,012)	(52)%	$(3,212)	$(2,491)	(29)%
Benefits for income taxes	(619)	(401)	(54)%	(1,269)	(923)	(37)%

(Loss) from continuing operations	$(919)	$(611)	(50)%	$(1,943)	$(1,568)	(24)%
Net income attributable to noncontrolling interests	1	50	(98)%	3	111	(97)%

Citi Holdings net loss	$(920)	$(661)	(39)%	$(1,946)	$(1,679)	(16)%

Balance sheet data (in billions of dollars)
Total EOP assets	$191	$265	(28)%

Total EOP deposits	$63	$70	(11)%

NM
Not meaningful

BROKERAGE AND ASSET MANAGEMENT

        Brokerage and Asset Management (BAM) primarily consists of Citi's investment in, and assets related to, the Morgan Stanley Smith Barney joint venture (MSSB JV). At June 30, 2012, BAM had approximately $21 billion of assets, or approximately 11% of Citi Holdings' assets, of which approximately $20 billion related to the MSSB JV. At June 30, 2012, the MSSB JV assets were composed of an approximately $11 billion equity investment, $6 billion of margin loans and $3 billion of other MSSB JV financing (consisting of approximately $2 billion of preferred stock and $1 billion of loans). The remaining assets in BAM consist primarily of other retail alternative investments.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$(122)	$(44)	NM	$(251)	$(90)	NM
Non-interest revenue	209	91	NM	292	274	7%

Total revenues, net of interest expense	$87	$47	85%	$41	$184	(78)%

Total operating expenses	$126	$230	(45)%	283	$404	(30)%

Net credit losses	$—	$—	—	$—	$1	(100)%
Credit reserve build (release)	—	(2)	100%	(1)	(3)	67
Provision for unfunded lending commitments	—	1	(100)	—	1	(100)
Provision (release) for benefits and claims	—	9	(100)	—	17	(100)

Provisions for credit losses and for benefits and claims	$—	$8	(100)%	$(1)	$16	NM

Income (loss) from continuing operations before taxes	$(39)	$(191)	80%	$(241)	$(236)	(2)%
Income taxes (benefits)	(15)	(91)	84	(81)	(126)	36

Loss from continuing operations	$(24)	$(100)	76%	$(160)	$(110)	(45)%
Net income attributable to noncontrolling interests	1	1	—	2	3	(33)

Net (loss)	$(25)	$(101)	75%	$(162)	$(113)	(43)%

EOP assets (in billions of dollars)	$21	$27	(22)%
EOP deposits (in billions of dollars)	55	55	—

NM
Not meaningful

2Q12 vs. 2Q11

        The net loss decreased by $76 million from the prior-year period to $25 million in the current quarter, driven by higher revenues from the MSSB JV and lower legal and related costs, offset by the absence of tax credits from the prior-year period.

        Revenues increased by $40 million year-over-year driven by higher revenues from the MSSB JV, partially offset by higher funding costs related to MSSB JV assets.

        Expenses decreased 45% year-over-year driven by lower legal and related costs.

        Provisions decreased by $8 million due to the absence of benefits and claims from the prior-year period.

2Q12 YTD vs. 2Q11 YTD

        The net loss increased by $49 million from the prior year-to-date period to $162 million, driven by the absence of foreign tax credits in Retail Alternative Investments and other tax benefits from the prior year-to-date period.

        Revenues decreased by $143 million driven by higher funding costs which were partially offset by higher revenue from the MSSB JV.

        Expenses decreased by 30% period-over-period, driven by lower legal and related costs and divestures.

        Provisions decreased by $17 million due to the absence of benefits and claims from the prior year-to-date period.

MSSB JV

        Pursuant to the Amended and Restated Limited Liability Company Agreement, dated May 31, 2009 (JV Agreement), of the MSSB JV, Morgan Stanley has the right to exercise options over time to purchase Citi's 49% interest in the MSSB JV. Generally, Morgan Stanley may exercise its options to purchase the remaining 49% interest of the MSSB JV from Citi in the following amounts and at the following times: (i) following the third anniversary of the closing of the MSSB JV (May 31, 2012), 14% of the total outstanding interest; (ii) following the fourth anniversary of the closing of the MSSB JV (May 31, 2013), an additional 15% of the remaining outstanding interest; and (iii) following the fifth anniversary of the closing of the MSSB JV (May 31, 2014), the remaining outstanding interest in the MSSB JV.

        On June 1, 2012, Morgan Stanley exercised its initial option for the purchase from Citi of an additional 14% interest in the MSSB JV (14% Interest). As previously disclosed and as provided pursuant to the terms of the JV Agreement, the purchase price for the 14% Interest is to be determined pursuant to an appraisal process which included the exchange between Morgan Stanley and Citi of each respective firm's fair market valuation (as defined under the provisions of the JV Agreement) of the full MSSB JV, and if the two firms' valuations differ by more than 10%, a third party appraisal process.

        As announced on July 19, 2012, Citi and Morgan Stanley exchanged their respective fair market valuations for the full MSSB JV on July 16, 2012, as required pursuant to the JV Agreement. (For additional information, see Citi's Form 8-K filed with the U.S. Securities and Exchange Commission on July 19,

2012.) Citi's fair market valuation of the full MSSB JV reflected a value for Citi's 49% interest in the MSSB JV that slightly exceeded Citi's carrying value of approximately $11 billion for that 49% interest as of June 30, 2012 (for additional information on Citi's carrying value of its equity investment in the MSSB JV as of June 30, 2012, see Note 11 to the Consolidated Financial Statements). Morgan Stanley's valuation for the full MSSB JV reflected a value that was approximately 40% of Citi's fair market valuation for the full MSSB JV.

        Because the two firms were more than 10% apart, the fair market value of the full MSSB JV, and thus the purchase price for the 14% Interest, will be determined by a third party appraiser. Pursuant to the terms of the JV Agreement, the fair market value of the full MSSB JV will be determined as follows: (i) if the fair market value as determined by the third party appraiser is in the middle third of the range established by Citi and Morgan Stanley's valuations, the fair market valuation determined by the third party appraiser will be the valuation of the full MSSB JV; (ii) if the fair market value as determined by the third party appraiser is in the top third of the range, the fair market value of the full MSSB JV will be the average of the third party appraiser's value and Citi's valuation; and (iii) if the fair market value as determined by the third party appraiser is in the bottom third of the range, the fair market value of the full MSSB JV will be the average of the third party appraiser's value and Morgan Stanley's valuation. The third party appraisal process is to be concluded by August 30, 2012, with the closing of the sale of the 14% Interest to occur by September 7, 2012.

        Given the wide disparity between the two firms' valuations, as previously disclosed, depending on the ultimate fair market value determined by the third party appraisal, Citi could have a significant non-cash charge to its net income in the third quarter of 2012, representing other-than-temporary impairment of the carrying value of its 49% interest in the MSSB JV.

LOCAL CONSUMER LENDING

        Local Consumer Lending (LCL) includes a substantial portion of Citigroup's North America mortgage business (see "North America Consumer Mortgage Lending" below), CitiFinancial North America (consisting of the OneMain and CitiFinancial Servicing businesses), remaining student loans and credit card portfolios, and other local consumer finance businesses globally (including Western European cards and retail banking and Japan Consumer Finance). At June 30, 2012, LCL consisted of approximately $138 billion of assets (with approximately $128 billion in North America), or approximately 72% of Citi Holdings assets, and thus represents the largest segment within Citi Holdings. The North America assets primarily consist of residential mortgages (residential first mortgages and home equity loans), which stood at $100 billion as of June 30, 2012.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$780	$1,214	(36)%	$1,712	$2,233	(23)%
Non-interest revenue	151	131	15	545	631	(14)%

Total revenues, net of interest expense	$931	$1,345	(31)%	$2,257	$2,864	(21)%

Total operating expenses	$1,045	$1,329	(21)%	$2,044	$2,516	(19)%

Net credit losses	$1,289	$1,946	(34)%	$3,041	$4,293	(29)%
Credit reserve build (release)	(186)	(182)	(2)	(706)	(738)	4
Provision for benefits and claims	165	174	(5)	336	370	(9)

Provisions for loan losses and for benefits and claims	$1,268	$1,938	(35)%	$2,671	$3,925	(32)%

(Loss) from continuing operations before taxes	$(1,382)	$(1,922)	28%	$(2,458)	$(3,577)	31%
Benefits for income taxes	(561)	(733)	23	(1,004)	(1,379)	27

(Loss) from continuing operations	$(821)	$(1,189)	31%	$(1,454)	$(2,198)	34%
Net income attributable to noncontrolling interests	—	—	—	1	—	—

Net (loss)	$(821)	$(1,189)	31%	$(1,455)	$(2,198)	34%

Average assets (in billions of dollars)	$143	$191	(25)%	$150	$197	(24)%

Net credit losses as a percentage of average loans	4.09%	4.72%

2Q12 vs. 2Q11

        The net loss in LCL improved by 31% year-over-year, driven primarily by the improved credit environment in North America mortgages, lower volumes and divestitures.

        Revenues decreased 31%, driven primarily by a 36% net interest revenue decline due to lower loan balances. These reductions were driven by the continued asset sales, divestitures and run-off consistent with the overall Citi Holdings strategy. Non-interest revenue increased 15% from the prior-year period. This was primarily due to a lower repurchase reserve build ($148 million in the current quarter compared to $224 million in the second quarter of 2011) (see "Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representations and Warranties" below) and the absence of asset sale losses in the prior-year period, partly offset by a write-down of the mortgage servicing rights asset (MSRs) in the current quarter due primarily to higher servicing costs (see "Managing Global Risk—Mortgage Servicing Rights" below).

        Expenses decreased 21% year-over-year, driven by lower volumes and divestitures as well as lower overall legal and related expenses. While expenses in LCL declined year-over-year, legal and related expenses remained elevated in the current quarter due to the independent review and borrower outreach process required by the Consent Orders entered into by Citi (and other large financial institutions) with the Federal Reserve and OCC in April 2011 (for additional information, see "Citi Holdings—Local Consumer Lending" in Citi's First Quarter 2012 Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 4, 2012), additional reserving actions related to payment protection insurance (see "Payment Protection Insurance" below) and other legal and related matters impacting the business. The borrower outreach process has been further extended by the OCC from July 2012 to September 2012. Accordingly, Citi continues to believe its expenses relating to the independent review and borrower outreach process required under the Consent Orders will remain elevated during the remainder of 2012 and will also continue to be dependent on future changes, if any, in the size and scope of the process (e.g., borrower response rates).

        Provisions decreased 35% year-over-year, driven by lower net credit losses. Net credit losses decreased 34%, with net credit losses in North America mortgages decreasing by $214 million year-over-year, other portfolios in North America by $311 million and international by $132 million. The decrease in net credit losses was primarily driven by the lower overall asset levels as well as credit improvements. While Citi expects some continued improvement in credit going forward, declines in net credit losses in LCL will largely be driven by declines in asset levels, including continued sales of delinquent residential first mortgages (see "Managing Global Risk—Credit Risk—North America Consumer Mortgage Lending—North America Consumer Mortgage Quarterly Credit Trends" below). Net credit losses will also continue to be impacted by Citi's fulfillment of the terms of the National Mortgage Settlement (see "Managing Global Risk—Credit Risk—National Mortgage Settlement" below); however, Citi continues to believe that its loan loss reserves as of June 30, 2012 will be sufficient to cover these losses. Net credit losses and loan loss reserve releases relating to the National Mortgage Settlement during the second quarter of 2012 were not material.

        Average assets declined 25% from the prior-year period, driven by the impact of asset sales and portfolio run-off,

including declines in North America mortgages ($16 billion) and international ($13 billion).

2Q12 YTD vs. 2Q11 YTD

        Year-to-date, LCL has experienced similar trends to those described above. The net loss improved by 34% driven by decreased credit costs due to lower asset levels and the improved credit environment.

        Revenues decreased 21%, driven by a net interest revenue decrease of 23% due to portfolio run-off and asset sales. Non-interest revenue decreased 14% due to the impact of divestitures and lower net servicing revenues in real estate lending, including the write-down of the MSRs in the second quarter of 2012.

        Expenses decreased 19%, driven by lower volumes and divestitures as well as lower legal and related expenses.

        Provisions decreased 32%, driven by lower net credit losses. Net credit losses decreased by 29%, with net credit losses in North America mortgages decreasing by $175 million year-over-year, other portfolios in North America by $775 million and international by $302 million. The decrease in net credit losses was primarily driven by the lower overall asset levels as well as credit improvements. North America mortgage net credit losses in the first quarter of 2012 included approximately $370 million of incremental charge-offs related to previously deferred principal balances on modified mortgages, substantially all of which were offset by a specific reserve release. These charge-offs were related to anticipated forgiveness of principal in connection with the national mortgage settlement (see "Managing Global Risk—Credit Risk—National Mortgage Settlement" below).

Payment Protection Insurance

        As previously disclosed, over the past several years Citi, along with other financial institutions in the UK, has been subject to an increased number of claims relating to the alleged mis-selling of payment protection insurance products (PPI) (for additional information, see "Citi Holdings—Local Consumer Lending—Payment Protection Insurance" in Citi's 2011 Annual Report on Form 10-K). PPI is designed to cover a customer's loan repayments in the event of certain events, such as long-term illness or unemployment.

        The UK regulators, particularly the Financial Services Authority (FSA), have found certain problems across the industry with how these products were sold, including customers not realizing that the cost of PPI premiums was being added to their loan or PPI being unsuitable for the customer. Among other things, the FSA is requiring all firms engaged in the sale of PPI in the UK, including Citi, to proactively contact any customers who may have been mis-sold PPI after January 2005 and invite them to have their individual sale reviewed. While Citi remains subject to customer complaints for the alleged mis-selling of PPI prior to January 2005, it is not required to proactively contact such customers.

        Redress, whether as a result of customer complaints outside of the required FSA customer contact exercise or as a result of such exercise, generally involves the repayment of premiums and the refund of all applicable contractual interest together with compensatory interest of 8%. Citi estimates that the number of PPI policies sold after January 2005 (across all applicable Citi businesses in the UK) was approximately 417,000, for which premiums totaling approximately $490 million were collected.

        During the second quarter of 2012, Citi increased its reserves relating to potential PPI refunds by $76 million (all of which was recorded in LCL). The increase in the reserves during the quarter was due to the continued elevated level of customer complaints. Citi has not yet commenced the required FSA customer contact exercise; it currently expects to begin this process in August 2012. Citi believes the trend in the number of PPI claims, the potential amount of refunds and the impact on Citi remains volatile and is subject to significant uncertainty and lack of predictability, particularly with respect to the potential customer response to any direct customer contact exercise.

SPECIAL ASSET POOL

        Special Asset Pool (SAP) had approximately $32 billion of assets as of June 30, 2012, which constituted approximately 17% of Citi Holdings assets as of such date. SAP consists of a portfolio of securities, loans and other assets that Citigroup intends to continue to reduce over time through asset sales and portfolio run-off.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$(77)	$(135)	43%	$(179)	$(76)	NM
Non-interest revenue	(17)	1,150	NM	(321)	1,084	NM

Revenues, net of interest expense	$(94)	$1,015	NM	$(500)	$1,008	NM

Total operating expenses	$66	$95	(31)%	$129	$177	(27)%

Net credit losses	$40	$219	(82)%	$22	$889	(98)%
Provision (releases) for unfunded lending commitments	(19)	(9)	NM	(45)	12	NM
Credit reserve builds (releases)	(64)	(391)	84%	(93)	(1,392)	93%

Provisions for credit losses and for benefits and claims	$(43)	$(181)	76%	$(116)	$(491)	76%

Income (loss) from continuing operations before taxes	$(117)	$1,101	NM	$(513)	$1,322	NM
Income taxes (benefits)	(43)	423	NM	(184)	582	NM

Net income (loss) from continuing operations	$(74)	$678	NM	$(329)	$740	NM
Net income (loss) attributable to noncontrolling interests	—	49	(100)%	—	108	(100)%

Net income (loss)	$(74)	$629	NM	$(329)	$632	NM

EOP assets (in billions of dollars)	$32	$53	(40)%

NM    Not meaningful

2Q12 vs. 2Q11

        Net income decreased $703 million year-over-year, mainly driven by a decline in revenues and lower loan loss reserve releases, partially offset by lower net credit losses and lower expenses.

        Revenues decreased by $1.1 billion from the prior-year period, driven by a decline in non-interest revenue of $1.2 billion. The decrease in non-interest revenue was primarily driven by the absence of the significant gains from the sale of reclassified held-to-maturity securities and other assets as well as lower positive private equity marks, each in the prior-year period. Citi also recorded a repurchase reserve build of $85 million in the current quarter relating to private-label mortgage securitizations (see "Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representations and Warranties" below). The loss in net interest revenue improved from the prior-year period but remained negative, as interest earning assets continued to represent a smaller portion of the overall asset pool.

        Expenses decreased 31%, driven by lower volume and asset levels, as well as lower legal and related costs.

        Provisions increased 76% year-over-year as a decrease in loan loss reserve releases ($64 million in the current quarter compared to a release of $391 million in the prior-year period) was partially offset by a $179 million decrease in net credit losses.

        Assets declined 40% year-over-year, primarily driven by sales, amortization and prepayments.

2Q12 YTD vs. 2Q11 YTD

        The trends in SAP year-to-date have been similar to those described above. Net income decreased $961 million year-over-year, driven by the decline in revenues and lower loan loss reserve releases, offset by the lower net credit losses and expenses.

        Revenues decreased $1.5 billion from the prior-year period driven by a non-interest revenue decline of $1.4 billion. The decrease in non-interest revenue was driven by the lower gains on asset sales and the lower positive private equity marks, as well as an aggregate repurchase reserve build in the first half of 2012 of $235 million related to private-label mortgage securitizations. The decrease in net interest revenue was driven by the continued decline in interest-earning assets.

        Expenses decreased 27%, driven by lower volume and asset levels, as well as lower legal and related costs.

        Provisions increased 76% year-over-year as a decrease in loan loss reserve releases ($93 million in the current year-to-date period compared to a release of $1.4 billion in the prior year-to-date period) was partially offset by an $867 million decrease in net credit losses.

CORPORATE/OTHER

        Corporate/Other includes unallocated global staff functions (including finance, risk, human resources, legal and compliance), other corporate expense and unallocated global operations and technology expenses, Corporate Treasury and Corporate items and discontinued operations. At June 30, 2012, this segment had approximately $289 billion of assets, or 15% of Citigroup's total assets, consisting primarily of Citi's liquidity portfolio (approximately $101 billion of cash and cash equivalents and $135 billion of liquid available-for-sale securities, each as of June 30, 2012).

	Second Quarter		Six Months
In millions of dollars	2012	2011	2012	2011
Net interest revenue	$(21)	$(50)	$(8)	$(39)
Non-interest revenue	(244)	313	243	241

Revenues, net of interest expense	$(265)	$263	$235	$202

Total operating expenses	$597	$613	$1,392	$1,260
Provisions for loan losses and for benefits and claims	—	—	—	1

Loss from continuing operations before taxes	$(862)	$(350)	$(1,157)	$(1,059)
Provision (benefits) for income taxes	(435)	(216)	(418)	(446)

Loss from continuing operations	$(427)	$(134)	$(739)	$(613)
Income (loss) from discontinued operations, net of taxes	(1)	71	(6)	111

Net loss before attribution of noncontrolling interests	$(428)	$63	$(745)	$(502)
Net (loss) attributable to noncontrolling interests	9	—	72	—

Net (loss)	$(437)	$(63)	$(817)	$(502)

2Q12 vs. 2Q11

        The net loss of $437 million declined by $374 million year-over-year, primarily due to a decrease in revenues that was partially offset by a decrease in expenses as well as the absence of a net gain of $71 million on the sale of the Egg Banking PLC (Egg) credit card business recorded in discontinued operations in the prior-year period.

        Revenues decreased $527 million year-over-year, primarily driven by the net pretax loss of $424 million from the partial sale of Akbank in the second quarter of 2012 and the absence of the gain of $199 million from the partial sale of Housing Development Finance Corporation Ltd. (HDFC) in the second quarter of 2011.

        Expenses decreased by $16 million, largely driven by lower legal and related costs.

2Q12 YTD vs. 2Q11 YTD

        The net loss of $817 million declined by $316 million period-over-period, primarily due to an increase in expenses as well as the absence of a net gain of $111 million on the sale of the Egg credit card business recorded in discontinued operations in the prior year-to-date period that was partially offset by an increase in revenues.

        Revenues increased $33 million period-over-period. Higher gains from the sale of available-for-sale securities more than offset the net decrease of $146 million from lower gains from the sale of minority interests (in addition to the loss on the partial sale of Akbank ($1.5 billion) in the first six months of 2012 and the gain on the sale of the partial sale of HDFC in the second quarter of 2011, Citi recorded a pretax gain on the sale of its remaining interest in HDFC of $1.1 billion and a pretax gain of $542 million on its sale of Shanghai Pudong Development Bank, each in the first quarter of 2012).

        Expenses increased by $132 million, largely driven by investment spending and higher repositioning charges.

BALANCE SHEET REVIEW

        The following sets forth a general discussion of the sequential changes (unless otherwise noted) in certain of the more significant line items of Citi's Consolidated Balance Sheet. For additional information on Citigroup's aggregate liquidity resources, including its deposits, short-term and long-term debt and secured financing transactions, see "Capital Resources and Liquidity—Funding and Liquidity" below.

In billions of dollars	June 30, 2012	March 31, 2012	December 31, 2011	2Q12 vs. 1Q12 Increase (decrease)	% Change	2Q12 vs. 4Q11 Increase (decrease)	% Change
Assets
Cash and deposits with banks	$189	$210	$184	$(21)	(10)%	$5	3%
Federal funds sold and securities borrowed or purchased under agreements to resell	273	289	276	(16)	(6)	(3)	(1)
Trading account assets	310	307	292	3	1	18	6
Investments	306	297	293	9	3	13	4
Loans, net of unearned income and allowance for loan losses	627	619	617	8	1	10	2
Other assets	211	222	212	(11)	(5)	(1)	—

Total assets	$1,916	$1,944	$1,874	$(28)	(1)%	$42	2%

Liabilities
Deposits	$914	$906	$866	$8	1%	$48	6%
Federal funds purchased and securities loaned or sold under agreements to repurchase	215	226	198	(11)	(5)	17	9
Trading account liabilities	129	136	126	(7)	(5)	3	2
Short-term borrowings and long-term debt	347	367	378	(20)	(5)	(31)	(8)
Other liabilities	125	125	126	—	—	(1)	(1)

Total liabilities	$1,730	$1,760	$1,694	$(30)	(2)%	$36	2%

Total equity	$186	$184	$180	$2	1%	$6	3%

Total liabilities and equity	$1,916	$1,944	$1,874	$(28)	(1)%	$42	2%

ASSETS

Cash and Deposits with Banks

        Cash and deposits with banks is composed of both Cash and due from banks and Deposits with banks. Cash and due from banks includes (i) cash on hand at Citi's domestic and overseas offices, and (ii) non-interest-bearing balances due from banks, including non-interest-bearing demand deposit accounts with correspondent banks, central banks (such as the Federal Reserve Bank), and other banks or depository institutions for normal operating purposes. Deposits with banks includes interest-bearing balances, demand deposits and time deposits held in or due from banks (including correspondent banks, central banks and other banks or depository institutions) maintained for, among other things, normal operating and regulatory reserve requirement purposes.

        During the second quarter of 2012, Citi's cash and deposits with banks decreased 10% as compared to the prior quarter, driven by a $23 billion reduction of outstanding long-term debt, offset by an increase in cash resulting from Citi's normal operations as well as the purchase of investment securities.

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell (Reverse Repos)

        Federal funds sold consist of unsecured advances of excess balances in reserve accounts held at the Federal Reserve Banks to third parties. During the second quarter of 2012, changes to Citi's federal funds sold were not significant.

        Reverse repurchase agreements and securities borrowing balances decreased by 6% as compared to the first quarter of 2012. The majority of this decrease was driven by a reduction in trading positions in certain overseas businesses as well as the impact of FX translation.

Trading Account Assets

        Trading account assets include debt and marketable equity securities, derivatives in a net receivable position, residual interests in securitizations and physical commodities inventory. In addition, certain assets that Citigroup has elected to carry at fair value, such as certain loans and purchase guarantees, are also included in trading account assets.

        Trading account assets increased 1% quarter-over-quarter, primarily due to an increase in U.S. government and agency and foreign government securities ($7 billion, or 7%), in addition to an increase in derivative assets ($4 billion, or 7%), partially offset by decreases in corporate bonds (down $5 billion, or 12%) and equity securities (down $4 billion, or 8%). Excluding net revaluation gains, trading account assets were $249 billion at the end of the second quarter of 2012, compared to $250 billion at the end of the first quarter of 2012. The increase in trading account assets quarter-over-quarter reflected continued growth in customer activity, partially offset by the impact of FX translation.

        Average trading account assets were $251 billion in the second quarter of 2012, compared to $247 billion in the first quarter of 2012.

        For further information on Citi's trading account assets, see Note 10 to the Consolidated Financial Statements.

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

        During the second quarter of 2012, Citi's investments increased by 3%, primarily due to a $7 billion, or 3%, increase in available-for-sale securities (predominantly foreign government securities and state and municipal securities).

        Additionally, held-to-maturity securities increased $1 billion, or 12%, during the second quarter of 2012. The increase in held-to-maturity securities included the purchase of approximately $3 billion of Mexican government bonds (via Citi's Banamex entity), which management has the positive intent and ability to hold until maturity.

        For further information regarding investments, see Note 11 to the Consolidated Financial Statements.

Loans

        Loans represent the largest asset category of Citi's balance sheet. Citi's total loans (as discussed throughout this section, net of unearned income) were $655 billion at June 30, 2012, compared to $648 billion at March 31, 2012 and $648 billion at June 30, 2011. Excluding the impact of FX translation in all periods, loans increased 2% versus the prior quarter, as growth in Citicorp outpaced the continued loan declines in Citi Holdings. At June 30, 2012, Consumer and Corporate loans represented 62% and 38%, respectively, of Citi's total loans.

        In Citicorp, loans have increased for eight consecutive quarters. On a sequential basis, Corporate loans increased by 6%, while Citicorp Consumer loans decreased 1%. The Corporate loan growth quarter-over-quarter was driven by Transaction Services (11% growth), particularly from increased trade finance lending in all regions combined with higher client overdraft activity. Consumer loans decreased quarter-over-quarter due to the impact of FX translation. Excluding the impact of FX translation, Citicorp Consumer loans grew by $2 billion, or 1%, sequentially, due to retail loan growth in Latin America.

        Year-over-year, Citicorp loans were up 10% to $527 billion as of June 30, 2012, including 2% growth in Consumer loans (5%, excluding the impact of FX translation) and 22% growth in Corporate loans (24%, excluding the impact of FX translation). The year-over-year growth in Consumer loans was primarily driven by international Global Consumer Banking, which increased 2% (10%, excluding the impact of FX translation), led by Latin America and Asia. Citi believes this growth reflected the continued economic growth in these regions, as well as its investment spending in these areas, which drove growth in both cards and retail banking loans, excluding the impact of FX translation. North America Consumer loans increased 2% year-over-year, driven by retail banking loans as the cards market continued to reflect both consumer deleveraging as well as CARD Act and other regulatory changes.

        The increase in Corporate loan growth year-over-year was due to growth in both Transaction Services (up 44% year-over-year), primarily from increased trade finance lending in Asia, Latin America and EMEA, as well as growth in the Corporate loan portfolio within Securities and Banking (up 14% year-over-year), with increased borrowing across all client segments in most regions.

        In contrast, Citi Holdings loans declined 4% quarter-over-quarter and 24% as compared to the prior-year period, due to the continued run-off and asset sales in the portfolios.

        During the second quarter of 2012, average loans of $646 billion yielded an average rate of 7.5%, compared to $647 billion and 7.8% in the first quarter of 2012 and $646 billion and 7.9% in the second quarter of 2011.

        For further information on Citi's loan portfolios, see generally "Managing Global Risk—Credit Risk" below and Note 12 to the Consolidated Financial Statements.

Other Assets

        Other assets consist of brokerage receivables, goodwill, intangibles and mortgage servicing rights in addition to other assets (including, among other items, loans held-for-sale, deferred tax assets, equity-method investments, interest and fees receivable, premises and equipment, certain end-user derivatives in a net receivable position, repossessed assets and other receivables).

        During the second quarter of 2012, other assets decreased $11 billion, or 5%, compared to the first quarter of 2012, primarily due to the sale of the Citi Holdings Belgium business in the current quarter (approximately $3 billion) and lower brokerage receivables due to the partial transfer of approximately $5 billion of customer margin loans to the MSSB JV in the quarter.

        For further information regarding goodwill and intangible assets, see Note 14 to the Consolidated Financial Statements.

LIABILITIES

Deposits

        Deposits represent customer funds that are payable on demand or upon maturity. For a discussion of Citi's deposits, see "Capital Resources and Liquidity—Funding and Liquidity" below.

Federal Funds Purchased and Securities Loaned or Sold Under Agreements To Repurchase (Repos)

        Federal funds purchased consist of unsecured advances of excess balances in reserve accounts held at the Federal Reserve Banks from third parties. During the second quarter of 2012, changes to Citi's federal funds purchased were not significant.

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

        During the second quarter of 2012, trading account liabilities decreased 5%, driven by lower securities sold, not yet purchased, which was partially offset by higher derivative liabilities. In the second quarter of 2012, average trading account liabilities were $82 billion, compared to $77 billion in the first quarter of 2012.

        For further information on Citi's trading account liabilities, see Note 10 to the Consolidated Financial Statements.

Debt

        Debt is composed of both short-term and long-term borrowings. Long-term borrowings include senior notes, subordinated notes, trust preferred securities and securitizations. Short-term borrowings include commercial paper and borrowings from unaffiliated banks and other market participants.

        For further information on Citi's long-term and short-term debt, see "Capital Resources and Liquidity—Funding and Liquidity" below and Note 15 to the Consolidated Financial Statements.

Other Liabilities

        Other liabilities consist of brokerage payables and other liabilities (including, among other items, accrued expenses and other payables, deferred tax liabilities, certain end-user derivatives in a net payable position, and reserves for legal claims, taxes, restructuring, unfunded lending commitments, and other matters). During the second quarter of 2012, other liabilities remained flat in comparison to the prior quarter.

SEGMENT BALANCE SHEET AT JUNE 30, 2012(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Subtotal Citicorp	Citi Holdings	Corporate/Other, Discontinued Operations and Consolidating Eliminations	Total Citigroup Consolidated
Assets
Cash and due from banks	$9,406	$16,104	$25,510	$551	$7,866	$33,927
Deposits with banks	11,220	48,565	59,785	1,485	93,784	155,054
Federal funds sold and securities borrowed or purchased under agreements to resell	2,625	267,668	270,293	2,371	—	272,664
Brokerage receivables	—	28,519	28,519	5,990	831	35,340
Trading account assets	13,851	285,015	298,866	10,404	976	310,246
Investments	28,651	112,493	141,144	23,295	141,487	305,926
Loans, net of unearned income
Consumer	284,449	—	284,449	124,678	—	409,127
Corporate	—	242,697	242,697	3,144	—	245,841

Loans, net of unearned income	284,449	242,697	527,146	127,822	—	654,968
Allowance for loan losses	(12,615)	(2,772)	(15,387)	(12,224)	—	(27,611)

Total loans, net	$271,834	$239,925	$511,759	$115,598	$—	$627,357
Goodwill	14,596	10,739	25,335	148	—	25,483
Intangible assets (other than MSRs)	4,992	837	5,829	327	—	6,156
Mortgage servicing rights (MSRs)	1,340	88	1,428	689	—	2,117
Other assets	28,569	38,956	67,525	30,388	44,268	142,181

Total assets	$387,084	$1,048,909	$1,435,993	$191,246	$289,212	$1,916,451

Liabilities and equity
Total deposits	$324,085	$520,784	$844,869	$62,667	$6,772	$914,308
Federal funds purchased and securities loaned or sold under agreements to repurchase	5,943	208,907	214,850	1	—	214,851
Brokerage payables	—	53,925	53,925	2	5,206	59,133
Trading account liabilities	56	126,492	126,548	1,577	693	128,818
Short-term borrowings	157	45,076	45,233	361	13,104	58,698
Long-term debt	2,824	56,621	59,445	8,781	220,108	288,334
Other liabilities	17,404	24,993	42,397	8,858	15,215	66,470
Net inter-segment funding (lending)	36,615	12,111	48,726	108,999	(157,725)	—
Total Citigroup stockholders' equity	—	—	—	—	183,911	183,911
Noncontrolling interest	—	—	—	—	1,928	1,928

Total equity	$—	$—	$—	$—	$185,839	$185,839

Total liabilities and equity	$387,084	$1,048,909	$1,435,993	$191,246	$289,212	$1,916,451

(1)
The supplemental information presented in the table above reflects Citigroup's consolidated GAAP balance sheet by reporting segment as of June 30, 2012. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors' understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationship of the asset and liability dynamics of the balance sheet components among Citi's business segments.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Capital is used primarily to support assets in Citi's businesses and to absorb market, credit or operational losses. Citi primarily generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock, perpetual preferred stock and equity issued through awards under employee benefit plans, among other issuances. Citi has also augmented its regulatory capital through the issuance of debt underlying trust preferred securities, although the treatment of such instruments as regulatory capital will be phased out under Basel III and The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (see "Regulatory Capital Standards" below).

        Further, changes in regulatory and accounting standards as well as the impact of future events on Citi's business results, such as corporate and asset dispositions, may also affect Citi's capital levels. As announced on July 19, 2012, any potential non-cash charge relating to the recognition of other-than-temporary impairment of Citi's 49% interest in the MSSB JV during the third quarter of 2012 (for additional information, see "Citi Holdings—Brokerage and Asset Management" above) would impact Citi's reported tangible book value and equity (each based on the after-tax amount of any impairment) as well as its current regulatory capital ratios (based on the pretax amount of any impairment). For Basel III purposes, Citi's interest in the MSSB JV is not included in capital, and thus any impairment would not impact Citi's estimated Basel III Tier 1 Common ratio. The minimum payment to Citi by Morgan Stanley for the additional 14% interest in the MSSB JV Morgan Stanley elected to purchase on June 1, 2012 (as would be established by Morgan Stanley's valuation) would add more than 10 basis points to Citi's estimated Basel III Tier 1 Common ratio.

        For additional information on Citi's capital resources, including an overview of Citigroup's capital management framework and regulatory capital standards and developments, see "Capital Resources and Liquidity—Capital Resources" and "Risk Factors—Regulatory Risks" in Citigroup's 2011 Annual Report on Form 10-K. See also "Regulatory Capital Standards" below.

Capital Ratios

        Citigroup is subject to the risk-based capital guidelines (currently Basel I) issued by the Federal Reserve Board. Historically, capital adequacy has been measured, in part, based on two risk-based capital ratios, the Tier 1 Capital and Total Capital (Tier 1 Capital + Tier 2 Capital) ratios. Tier 1 Capital consists of the sum of "core capital elements," such as qualifying common stockholders' equity, as adjusted, qualifying noncontrolling interests, and qualifying trust preferred securities, principally reduced by goodwill, other disallowed intangible assets, and disallowed deferred tax assets. Total Capital also includes "supplementary" Tier 2 Capital elements, such as qualifying subordinated debt and a limited portion of the allowance for credit losses. Both measures of capital adequacy are stated as a percentage of risk-weighted assets.

        In 2009, the U.S. banking regulators developed a new measure of capital termed "Tier 1 Common," which is defined as Tier 1 Capital less non-common elements, including qualifying perpetual preferred stock, qualifying noncontrolling interests, and qualifying trust preferred securities. For more detail on all of these capital metrics, see "Components of Capital Under Current Regulatory Guidelines" below.

        Citigroup's risk-weighted assets, as currently computed under Basel I, are principally derived from application of the risk-based capital guidelines related to the measurement of credit risk. Pursuant to these guidelines, on-balance-sheet assets and the credit equivalent amount of certain off-balance-sheet exposures (such as financial guarantees, unfunded lending commitments, letters of credit and derivatives) are assigned to one of several prescribed risk-weight categories based upon the perceived credit risk associated with the obligor or, if relevant, the guarantor, the nature of the collateral, or external credit ratings. Risk-weighted assets also incorporate a measure for market risk on covered trading account positions and all foreign exchange and commodity positions whether or not carried in the trading account. Excluded from risk-weighted assets are any assets, such as goodwill and deferred tax assets, to the extent required to be deducted from regulatory capital. See "Components of Capital Under Current Regulatory Guidelines" below.

        Citigroup is also subject to a Leverage ratio requirement, a non-risk-based measure of capital adequacy, which is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets.

        To be "well capitalized" under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. In addition, the Federal Reserve Board expects bank holding companies to maintain a minimum Leverage ratio of 3% or 4%, depending on factors specified in its regulations. The following table sets forth Citigroup's regulatory capital ratios as of June 30, 2012 and December 31, 2011:

Citigroup Regulatory Capital Ratios

	Jun. 30, 2012	Dec. 31, 2011
Tier 1 Common	12.71%	11.80%
Tier 1 Capital	14.46	13.55
Total Capital (Tier 1 Capital + Tier 2 Capital)	17.70	16.99
Leverage	7.66	7.19

        As indicated in the table above, Citigroup was "well capitalized" under the current federal bank regulatory agency definitions as of June 30, 2012 and December 31, 2011.

        In June 2012 the U.S. banking agencies released proposed Basel III rules and final market risk capital rules (Basel II.5). As described in more detail under "Regulatory Capital Standards" below, these proposed and final rules are broadly consistent with those reflected in the Basel Committee's final rules, with the exceptions discussed below.

        As of June 30, 2012, Citi's estimated Basel III Tier 1 Common ratio was 7.9%, compared with an estimated 7.2% as of March 31, 2012 (each based on total risk-weighted assets calculated under the proposed U.S. "advanced approaches," including the final U.S. market risk capital rules). These Basel III Tier 1 Common ratio estimates are based on Citi's interpretation, expectations and understanding of the respective Basel III requirements, and are necessarily subject to final regulatory clarity and rulemaking, model calibration and other implementation guidance in the U.S.

Components of Capital Under Current Regulatory Guidelines

In millions of dollars	June 30, 2012	December 31, 2011
Tier 1 Common Capital
Citigroup common stockholders' equity	$183,599	$177,494
Less: Net unrealized losses on securities available-for-sale, net of tax(1)(2)	(245)	(35)
Less: Accumulated net losses on cash flow hedges, net of tax	(2,689)	(2,820)
Less: Pension liability adjustment, net of tax(3)	(4,265)	(4,282)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax(4)	646	1,265
Less: Disallowed deferred tax assets(5)	35,339	37,980
Less: Intangible assets:
Goodwill	25,483	25,413
Other disallowed intangible assets	4,264	4,550
Net unrealized loss on available-for-sale equity securities, net of tax(1)	(186)	—
Other	(473)	(569)

Total Tier 1 Common Capital	$124,407	$114,854

Tier 1 Capital
Qualifying perpetual preferred stock	$312	$312
Qualifying mandatorily redeemable securities of subsidiary trusts	15,908	15,929
Qualifying noncontrolling interests	821	779

Total Tier 1 Capital	$141,448	$131,874

Tier 2 Capital
Allowance for credit losses(6)	$12,454	$12,423
Qualifying subordinated debt(7)	19,291	20,429
Net unrealized pretax gains on available-for-sale equity securities(1)	—	658

Total Tier 2 Capital	$31,745	$33,510

Total Capital (Tier 1 Capital + Tier 2 Capital)	$173,193	$165,384

Risk-weighted assets (RWA)(8)	$978,431	$973,369

(1)
Tier 1 Capital excludes net unrealized gains (losses) on available-for-sale (AFS) debt securities and net unrealized gains on AFS equity securities with readily determinable fair values, in accordance with risk-based capital guidelines. In arriving at Tier 1 Capital, banking organizations are required to deduct net unrealized losses on AFS equity securities with readily determinable fair values, net of tax. Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on AFS equity securities with readily determinable fair values.

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

(4)
The impact of changes in Citigroup's own creditworthiness in valuing liabilities for which the fair value option has been elected is excluded from Tier 1 Capital, in accordance with risk-based capital guidelines.

(5)
Of Citi's approximately $51 billion of net deferred tax assets at June 30, 2012, approximately $11 billion of such assets were includable without limitation in regulatory capital pursuant to risk-based capital guidelines, while approximately $35 billion of such assets exceeded the limitation imposed by these guidelines and, as "disallowed deferred tax assets," were deducted in arriving at Tier 1 Capital. Citigroup's approximately $5 billion of other net deferred tax assets primarily represented effects of the pension liability and cash flow hedges adjustments, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

(6)
Includable up to 1.25% of risk-weighted assets. Any excess allowance for credit losses is deducted in arriving at risk-weighted assets.

(7)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(8)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $66 billion for interest rate, commodity and equity derivative contracts, foreign exchange contracts, and credit derivatives as of June 30, 2012, compared with $67 billion as of December 31, 2011. Market risk equivalent assets included in risk-weighted assets amounted to $42.3 billion at June 30, 2012 and $46.8 billion at December 31, 2011. Risk-weighted assets also include the effect of certain other off-balance-sheet exposures, such as unused lending commitments and letters of credit, and reflect deductions such as certain intangible assets and any excess allowance for credit losses.

Common Stockholders' Equity

        Citigroup's common stockholders' equity increased during the six months ended June 30, 2012 by $6.1 billion to $183.6 billion, and represented 10% of total assets as of June 30, 2012. The table below summarizes the change in Citigroup's common stockholders' equity during the first six months of 2012:

In billions of dollars
Common stockholders' equity, December 31, 2011	$177.5
Citigroup's net income	5.9
Employee benefit plans and other activities(1)	0.2
Net change in accumulated other comprehensive income (loss), net of tax	—

Common stockholders' equity, June 30, 2012	$183.6

(1)
As of June 30, 2012, $6.7 billion of common stock repurchases remained under Citi's authorized repurchase programs. No material repurchases were made in the first six months of 2012.

Tangible Common Equity and Tangible Book Value Per Share

        Tangible common equity (TCE), as defined by Citigroup, represents common equity less goodwill, intangible assets (other than mortgage servicing rights (MSRs)), and related net deferred tax assets. Other companies may calculate TCE in a manner different from that of Citigroup. Citi's TCE was $151.9 billion at June 30, 2012 and $145.4 billion at December 31, 2011. The TCE ratio (TCE divided by risk-weighted assets) was 15.5% at June 30, 2012 and 14.9% at December 31, 2011.

        TCE and tangible book value per share, as well as related ratios, are capital adequacy metrics used and relied upon by investors and industry analysts; however, they are non-GAAP financial measures for SEC purposes. A reconciliation of Citigroup's total stockholders' equity to TCE, and book value per share to tangible book value per share, as of June 30, 2012 and December 31, 2011, follows:

In millions of dollars or shares, except ratios and per-share data	Jun. 30, 2012	Dec. 31, 2011
Total Citigroup stockholders' equity	$183,911	$177,806
Less:
Preferred stock	312	312

Common equity	$183,599	$177,494
Less:
Goodwill	25,483	25,413
Intangible assets (other than MSRs)	6,156	6,600
Related net deferred tax assets	38	44

Tangible common equity (TCE)	$151,922	$145,437

Tangible assets
GAAP assets	$1,916,451	$1,873,878
Less:
Goodwill	25,483	25,413
Intangible assets (other than MSRs)	6,156	6,600
Related deferred tax assets	317	322

Tangible assets (TA)	$1,884,495	$1,841,543

Risk-weighted assets (RWA)	$978,431	$973,369

TCE/TA ratio	8.06%	7.90%

TCE/RWA ratio	15.53%	14.94%

Common shares outstanding (CSO)	2,932.5	2,923.9

Book value per share (common equity/CSO)	$62.61	$60.70
Tangible book value per share (TCE/CSO)	$51.81	$49.74

Capital Resources of Citigroup's U.S. Depository

Institutions

        Citigroup's subsidiary U.S. depository institutions are also subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the guidelines of the Federal Reserve Board.

        The following table sets forth the capital tiers and capital ratios of Citibank, N.A., Citi's primary subsidiary U.S. depository institution, as of June 30, 2012 and December 31, 2011:

Citibank, N.A. Capital Tiers and Capital Ratios Under Current Regulatory Guidelines

In billions of dollars, except ratios	Jun. 30, 2012	Dec. 31, 2011
Tier 1 Common Capital	$125.4	$121.3
Tier 1 Capital	126.0	121.9
Total Capital (Tier 1 Capital + Tier 2 Capital)	136.5	134.3

Tier 1 Common ratio	15.16%	14.63%
Tier 1 Capital ratio	15.23	14.70
Total Capital ratio	16.50	16.20
Leverage ratio	9.94	9.66

Impact of Changes on Capital Ratios

        The following table presents the estimated sensitivity of Citigroup's and Citibank, N.A.'s capital ratios to changes of $100 million in Tier 1 Common Capital, Tier 1 Capital or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator), as of June 30, 2012. This information is provided for the purpose of analyzing the impact that a change in Citigroup's or Citibank, N.A.'s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

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

Broker-Dealer Subsidiaries

        At June 30, 2012, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC's net capital rule, of $7.1 billion, which exceeded the minimum requirement by $6.4 billion.

        In addition, certain of Citi's other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup's other broker-dealer subsidiaries were in compliance with their capital requirements at June 30, 2012.

Regulatory Capital Standards

        In June 2012, the U.S. banking agencies released proposed Basel III rules and final market risk capital rules (Basel II.5), which would collectively establish an integrated framework of standards applicable to virtually all U.S. banking organizations, including Citi and Citibank, N.A., and which upon implementation would comprehensively revise existing regulatory capital requirements.

        Basel II.5    The final market risk capital rules adopted by the U.S. banking agencies substantially reflect revisions to the market risk capital framework previously approved by the Basel Committee on Banking Supervision (Basel Committee). Further, the Basel II.5 rules comply with the provisions of the Dodd-Frank Act, which require that all federal agencies remove references to, and reliance on, credit ratings in their regulations, and replace these references with alternative standards for evaluating creditworthiness. In this regard, the U.S. banking agencies provided for alternative methodologies to external credit ratings that are to be employed in assessing capital requirements on certain debt and securitization positions subject to the market risk capital rules.

        While Citi continues to review these final rules, which become effective January 1, 2013, it is clear that Citi's risk-weighted assets under the final market risk capital rules will significantly increase from those arising from application of the current Basel I rules. Citi estimates that its reported Tier 1 Common ratio as of June 30, 2012, assuming application of the final Basel II.5 rules, would have been approximately 11.32%, constituting a decline of 139 bps.

        Basel III    The U.S. version of the Basel III rules is set forth in three notices of proposed rulemaking (NPRs): the "Basel III NPR," the "Standardized Approach NPR" and the "Advanced Approaches NPR." With the exception of the new "Standardized Approach" to be employed by substantially all U.S. banking organizations in deriving credit risk-weighted assets and the required alternatives to the use of external credit ratings in arriving at applicable risk weights for certain exposures as referenced above, the NPRs are largely consistent with the Basel Committee's Basel III rules. Timing as to the finalization and effective date(s) for the U.S. Basel III rules are subject to substantial uncertainty.

Basel III NPR

        The Basel III NPR, as with the Basel Committee Basel III rules, is principally intended to raise the quantity and quality of regulatory capital by formally introducing not only Tier 1 Common Capital and mandating that it be the predominant form of regulatory capital, but by also narrowing the definition of qualifying capital elements at all three regulatory capital tiers, as well as including the imposition of broader and more constraining regulatory adjustments and deductions. Moreover, the Basel III NPR would implement the "capital floor" provision of the so-called "Collins Amendment" of the Dodd-Frank Act. This provision would require "Advanced Approaches" banking organizations (generally those with consolidated total assets of at least $250 billion or consolidated total on-balance sheet foreign exposures of at least $10 billion), which includes Citi and Citibank, N.A., to calculate each of the three risk-based capital ratios (Tier 1 Common, Tier 1 Capital and Total Capital) under both the "Standardized Approach" and the "Advanced Approaches" and report the lower of each of the resulting capital ratios. The principal differences between the two approaches are in the composition and derivation of total risk-weighted assets, as well as in the definition of Total Capital. Compliance with the proposed Basel III stated minimum Tier 1 Common, Tier 1 Capital, and Total Capital ratio requirements of 4.5%, 6%, and 8%, respectively, would be assessed based upon each of the reported ratios.

        Additionally, the Basel III NPR establishes a 2.5% Capital Conservation Buffer applicable to substantially all U.S. banking organizations and, for Advanced Approaches banking organizations, a potential Countercyclical Capital Buffer of up to 2.5%. The Countercyclical Capital Buffer would be invoked upon a determination by the U.S. banking agencies that the market is experiencing excessive aggregate credit growth, and would be an extension of the Capital Conservation Buffer (i.e., an aggregate combined buffer of potentially between 2.5% and 5%). Citi would be subject to both the Capital Conservation Buffer and, if invoked, the Countercyclical Capital Buffer. Consistent with the Basel Committee Basel III rules, both of these buffers would be required to be comprised entirely of Tier 1 Common Capital. The calculation of the Capital Conservation Buffer for Advanced Approaches banking organizations, including Citi, would be based on a comparison of each of the three risk-based capital ratios as calculated under the Advanced Approaches and the stated minimum required ratios for each (i.e., 4.5% Tier 1 Common, 6% Tier 1 Capital, and 8% Total Capital), with the reportable Capital Conservation Buffer being the smallest of the three differences. If a banking organization failed to comply with the proposed buffers, it would subject the organization to increasingly onerous restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments. The buffers are proposed to be phased in from January 1, 2016 through January 1, 2019.

        Unlike the Basel Committee's final rules for global systemically important banks (G-SIBs), the Basel III NPR does not include measures for G-SIBs, such as those addressing the methodology for assessing global systemic importance, the imposition of additional Tier 1 Common capital surcharges, and the phase-in period regarding these requirements. The Federal Reserve Board is required by the Dodd-Frank Act to issue rules regarding the establishment of a quantitative risk-based capital surcharge for those financial institutions deemed to be systemically important and posing risk to market-wide financial stability, such as Citi, the provisions of which are intended to be consistent with the Basel Committee's final G-SIB rules. Accordingly, the extent of an initial additional capital surcharge expected to ultimately be imposed on Citi is currently uncertain.

        The Basel III NPR, consistent with the Basel Committee's Basel III rules, provides that certain capital instruments, such as trust preferred securities, would no longer qualify as non-common components of Tier 1 Capital. Furthermore, the Collins Amendment of the Dodd-Frank Act generally requires a phase-out of these securities over a three-year period commencing on January 1, 2013 for bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009, which includes Citi. Accordingly, the U.S. banking agencies have proposed that trust preferred securities and other non-qualifying Tier 1 Capital instruments be phased out by these bank holding companies, including Citi, at a 25% per year incremental phase-out beginning on January 1, 2013

(i.e., 75% of these capital instruments would be includable in Tier 1 Capital on January 1, 2013, 50% on January 1, 2014, and 25% on January 1, 2015), with a full phase-out of these capital instruments by January 1, 2016. For additional information on Citi's outstanding trust preferred securities, see Note 15 to the Consolidated Financial Statements.

        Under the Basel III NPR, Advanced Approaches banking organizations would also be required to calculate two leverage ratios. The first, a "Tier 1" Leverage ratio, would be a modified version of the current U.S. leverage ratio and would reflect the more restrictive proposed Basel III definition of Tier 1 Capital in the numerator, but with the same current denominator consisting of average total on-balance sheet assets less amounts deducted from Tier 1 Capital. Citi, as with substantially all U.S. banking organizations, would be required to maintain a minimum Tier 1 Leverage ratio of 4%. The second, a "Supplementary" Leverage ratio, would significantly differ from the Tier 1 Leverage ratio with regard to the inclusion of certain off-balance sheet exposures within the denominator of the ratio. Advanced Approaches banking organizations, such as Citi, would be required to maintain a minimum Supplementary Leverage ratio of 3%, for which reporting would commence on January 1, 2015.

        The Prompt Corrective Action (PCA) requirements contained in the Federal Deposit Insurance Act direct the U.S. banking agencies to enforce increasingly strict limitations on the activities of insured depository institutions that fail to meet certain regulatory capital thresholds. The PCA framework contains five categories of capital adequacy as measured by risk-based capital and leverage ratios: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Amongst other matters, the U.S. banking agencies are proposing to revise the PCA regulations to accommodate a new minimum Tier 1 Common ratio requirement for substantially all categories (other than critically undercapitalized), increase the minimum Tier 1 Capital ratio requirement at each category, and introduce for Advanced Approaches insured depository institutions the Supplementary Leverage ratio as a metric, but only for the "adequately capitalized" and "undercapitalized" categories. These revisions would be effective on January 1, 2015, with the exception of the Supplementary Leverage ratio for Advanced Approaches insured depository institutions for which January 1, 2018 would be the effective date. Commencing January 1, 2015, an insured depository institution, such as Citibank, N.A., would therefore need minimum Tier 1 Common, Tier 1 Capital, Total Capital, and Tier 1 Leverage ratios of 6.5% (a new requirement), 8% (a 2% increase over the current requirement), 10%, and 5%, respectively, to be considered "well capitalized."

Standardized Approach NPR

        The Standardized Approach NPR would be applicable to substantially all U.S. banking organizations, including Citi and Citibank, N.A., and when effective would replace the existing Basel I rules governing the derivation of risk-weighted assets for credit risk. As proposed, this approach would modify the existing Basel II standardized approach by incorporating heightened risk sensitivity through revisions to the calculation of risk-weighted assets for certain on-balance sheet assets and off-balance sheet exposures, including corporate and securitization exposures, residential mortgages and counterparty credit risk on derivative contracts, as compared to Basel I. Total risk-weighted assets under the Standardized Approach would exclude risk-weighted assets arising from operational risk, require more limited approaches in measuring risk-weighted assets for securitization exposures under the final market risk capital rules, and apply the standardized risk-weights to arrive at credit risk-weighted assets. Similar to the final market risk capital rules and the Advanced Approaches, the Standardized Approach proposes to rely on alternatives to external credit ratings in the treatment of certain exposures, as required by the Dodd-Frank Act. The proposed effective date for implementation of the Standardized Approach is January 1, 2015, with an option for U.S. banking organizations to early adopt.

Advanced Approaches NPR

        The Advanced Approaches NPR incorporates published revisions to the Basel Committee's Advanced Approaches calculation of risk-weighted assets as proposed amendments to the U.S. Basel II capital guidelines. Total risk-weighted assets under the Advanced Approaches would include not only market risk equivalent risk-weighted assets as determined under the final market risk capital rules (Basel II.5), but also the results of applying the Advanced Approaches in calculating credit and operational risk-weighted assets. Similar to the final market risk capital rules and the Standardized Approach, the Advanced Approaches NPR also proposes to remove references to, and reliance on, external credit ratings for various types of exposures. Primary amongst these proposed Basel II modifications are those related to certain aspects regarding the treatment of counterparty credit risk, as well as substantial revisions to the securitization exposure framework.

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

  •
  the non-bank, which is largely composed of the parent holding company (Citigroup) and Citi's broker-dealer subsidiaries (collectively referred to in this section as "non-bank");

  •
  Citi's significant Citibank entities, which are comprised of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong, Japan and Singapore (collectively referred to in this section as "significant Citibank entities"); and

  •
  other Citibank and Banamex entities.

        At an aggregate level, Citigroup's goal is to ensure that there is sufficient funding in amount and tenor to ensure that aggregate liquidity resources are available for these entities. The liquidity framework requires that entities be self-sufficient or net providers of liquidity, including in conditions established under their designated stress tests, and have excess cash capital.

        Citi's primary sources of funding include (i) deposits via Citi's bank subsidiaries, which continue to be Citi's most stable and lowest cost source of long-term funding, (ii) long-term debt (primarily senior and subordinated debt) issued at the non-bank level and certain bank subsidiaries, and (iii) stockholders' equity. These sources are supplemented by short-term borrowings, primarily in the form of secured financing transactions (securities loaned or sold under agreements to repurchase, or repos), and commercial paper at the non-bank level.

        As referenced above, Citigroup works to ensure that the structural tenor of these funding sources is sufficiently long in relation to the tenor of its asset base. The key goal of Citi's asset/liability management is to ensure that there is excess tenor in the liability structure so as to provide excess liquidity to fund the assets. The excess liquidity resulting from a longer-term tenor profile can effectively offset potential decreases in liquidity that may occur under stress. This excess funding is held in the form of aggregate liquidity resources, as described below.

Aggregate Liquidity Resources

	Non-bank(1)			Significant Citibank Entities			Other Citibank and Banamex Entities			Total
In billions of dollars	Jun. 30, 2012	Mar. 31, 2012	Jun. 30, 2011	Jun. 30, 2012	Mar. 31, 2012	Jun. 30, 2011	Jun. 30, 2012	Mar. 31, 2012	Jun. 30, 2011	Jun. 30, 2012	Mar. 31, 2012	Jun. 30, 2011
Available Cash at central banks	$55.6	$24.9	$17.5	$53.0	$99.6	$71.0	$14.0	$9.4	$41.5	$122.6	$133.9	$130.0
Unencumbered liquid securities	37.6	67.6	78.7	168.4	135.8	162.4	83.5	83.3	69.7	289.6	286.7	310.8

Total	$93.2	$92.5	$96.2	$221.4	$235.4	$233.4	$97.6	$92.7	$111.2	$412.2	$420.5	$440.8

(1)
Non-bank includes the parent holding company (Citigroup), Citigroup Funding Inc. (CFI) and broker-dealer entities.

        As set forth in the table above, Citigroup's aggregate liquidity resources totaled $412.2 billion at June 30, 2012. All amounts in the table above are as of period-end and may increase or decrease intra-period in the ordinary course of business. During the quarter ended June 30, 2012, the intra-quarter amounts did not fluctuate materially from the quarter-end amounts noted above.

        At June 30, 2012, Citigroup's non-bank aggregate liquidity resources totaled $93.2 billion, compared with $96.2 billion at June 30, 2011. This amount included unencumbered liquid securities and cash held in Citi's U.S. and non-U.S. broker-dealer entities. Citi seeks to optimize its excess liquidity resources across legal entities. As part of this strategy, during the second quarter of 2012 certain securities were sold by the non-bank to the significant Citibank entities (at fair market value), the impact of which was to increase cash and decrease securities in the non-bank, and decrease cash and increase securities in the significant Citibank entities.

        Citigroup's significant Citibank entities had approximately $221.4 billion of aggregate liquidity resources as of June 30, 2012, compared to $233.4 billion at June 30, 2011. This amount included $53.0 billion of cash on deposit with major central banks (including the U.S. Federal Reserve Bank, European Central Bank, Bank of England, Swiss National Bank, Bank of Japan, the Monetary Authority of Singapore and the Hong Kong Monetary Authority), compared with $71.0 billion at June 30, 2011. The significant Citibank entities' liquidity resources also included unencumbered liquid securities. These securities are available-for-sale or secured financing through private markets or by pledging to the major central banks. The liquidity value of these securities was $168.4 billion at June 30, 2012 (which included the intra-company sale of securities referenced above), compared with $162.4 billion at June 30, 2011. The decrease in aggregate liquidity resources of Citi's significant Citibank entities year-over-year and quarter-over-quarter was primarily due to the paying down of long-term debt, including Temporary Liquidity Guarantee Program (TLGP) debt and credit card securitizations.

        Citi estimates that its other Citibank and Banamex entities and subsidiaries held approximately $97.6 billion in aggregate liquidity resources as of June 30, 2012, including $14.0 billion of cash on deposit with central banks and $83.5 billion of unencumbered liquid securities.

        Citi's $412.2 billion of aggregate liquidity resources as of June 30, 2012 shown in the table above does not include additional potential liquidity in the form of Citigroup's borrowing capacity from the various Federal Home Loan Banks (FHLB), which was approximately $22 billion as of June 30, 2012 and is maintained by pledged collateral to all such banks. The aggregate liquidity resources shown above also do not include Citi's borrowing capacity at the U.S. Federal Reserve Bank discount window or international central banks, which capacity would also be in addition to the resources noted above.

        Moreover, in general, Citigroup can freely fund legal entities within its bank vehicles. Citigroup's bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of June 30, 2012, the amount available for lending to these non-bank entities under Section 23A was approximately $19 billion, provided the funds are collateralized appropriately.

        Overall, subject to market conditions, Citi expects to continue to manage down its aggregate liquidity resources modestly, as it continues to pay down its outstanding long-term debt (see "Long-Term Debt" below).

Aggregate Liquidity Resources—By Type

        The following table shows the composition of Citi's aggregate liquidity resources by type of asset for each of the periods indicated. For securities, the amounts represent the liquidity value that could potentially be realized, and thus exclude any securities that are encumbered, as well as the haircuts that would be required for secured financing transactions. The aggregate liquidity resources are composed entirely of cash and securities positions. While Citi does utilize derivatives to manage the interest rate and currency risks related to the aggregate liquidity resources, credit derivatives are not used.

In billions of dollars	Jun. 30, 2012	Mar. 31, 2012
Available cash at central banks	$122.6	$133.9
U.S. Treasuries	77.4	67.2
U.S. Agencies/Agency MBS	71.4	79.3
Foreign Government(1)	132.9	131.9
Other Investment Grade	7.9	8.2

Total	$412.2	$420.5

(1)
Foreign government includes foreign government agencies, multinationals and foreign government guaranteed securities. Foreign government securities are held largely to support local liquidity requirements and Citi's local franchises and, as of June 30, 2012, principally included government bonds from Japan, Mexico, Korea, Brazil, U.K. and Singapore.

Deposits

        Deposits are the primary and lowest cost funding source for Citi's bank subsidiaries. As of June 30, 2012, approximately 81% of Citi's bank subsidiaries are funded by deposits, compared to 78% as of June 30, 2011 and 72% as of June 30, 2010.

        Citi continued to focus on maintaining a geographically diverse retail and corporate deposit base that stood at $914 billion at June 30, 2012, up 1% from March 31, 2012 and 6% from June 30, 2011. The increase in deposits year-over-year was largely due to higher deposit volumes in each of Citicorp's deposit-taking businesses (Transaction Services, Securities and Banking—primarily the Private Bank—and Global Consumer Banking). Year-over-year deposit growth occurred in North America, EMEA and Asia, as customers continued a "flight-to-quality" given the uncertain macroeconomic environment. Adjusted for the impact of FX translation, total deposits were up 2% quarter-over-quarter, and 9% year-over-year, with deposit growth in all four regions, including 15% growth in North America and 13% growth in EMEA. These increases in deposits in Citicorp were partially offset by a continued decrease in deposits in Citi Holdings, both year-over-year and quarter-over-quarter. As of June 30, 2012, approximately 61% of Citi's deposits were located outside of the U.S., compared to 61% at March 31, 2012 and 65% at June 30, 2011.

        In addition, during the second quarter, the composition of Citi's deposits continued to shift towards a greater proportion of operating balances. (Citi defines operating balances as checking and savings accounts for individuals, as well as cash management accounts for corporations. This compares to time deposits, where rates are fixed for the term of the deposit and which have generally lower margins.) At June 30, 2012, operating balances represented 76% and 73% of total deposits in each of Global Consumer Banking and Citi's institutional businesses, respectively. In addition, operating balances represented 74% of Citicorp's deposit base as of June 30, 2012, compared to 74% as of March 31, 2012, and 73% as of June 30, 2011.

        Deposits can be interest-bearing or non-interest-bearing. Of Citi's $914 billion of deposits as of June 30, 2012, $180 billion were non-interest-bearing, compared to $183 billion at March 31, 2012 and $149 billion at June 30, 2011. The remainder, or $734 billion, was interest-bearing, compared to $723 billion at March 31, 2012 and $718 billion at June 30, 2011.

        Citi's overall cost of funds on deposits continued to decrease during the second quarter of 2012, despite continued deposit growth. Citi's average rate on total deposits was 0.85% at June 30, 2012, compared with 0.94% at March 31, 2012 and 1.03% at June 30, 2011. Excluding the impact of the higher FDIC assessment (effective beginning in the second quarter of 2011) and deposit insurance, the average rate on Citi's total deposits was 0.72% at June 30, 2012, compared with 0.76% at March 31, 2012 and 0.86% at June 30, 2011. Consistent with prevailing interest rates, Citi continued to see declining deposit rates, notwithstanding pressure on deposit rates due to competitive pricing in certain regions.

Long-Term Debt

        Long-term debt (generally defined as original maturities of one year or more) continued to represent the most significant component of Citi's funding for its non-bank entities or 35% of the funding in the non-bank entities as of June 30, 2012, compared to 36% as of June 30, 2011 and 38% as of June 30, 2010. The vast majority of this funding is comprised of senior term debt, along with subordinated instruments and trust preferred securities.

        Senior long-term debt includes benchmark notes and structured notes, such as equity- and credit-linked notes. Citi's issuance of structured notes is generally driven by customer demand, and is not principally a source of liquidity for Citi. Structured notes frequently contain contractual features, such as call options, which can lead to an expectation that the debt will be redeemed earlier than one year, despite contractually scheduled maturities greater than one year. As such, when considering the measurement of Citi's long-term "structural" liquidity, structured notes with these contractual features are not included (see note 1 to the "Long-Term Debt Issuances and Maturities" table below).

        In addition, due to the phase-out of Tier 1 Capital treatment for trust preferred securities, Citi has no plans to issue new trust preferreds. During the second quarter of 2012, Citi announced the redemption of two series of its trust preferred securities, with an aggregate amount of approximately $4.6 billion, which closed on July 18, 2012. Citi has also announced the redemption of additional series of its trust preferred securities, with an aggregate principal amount of approximately $0.6 billion, which is to be redeemed on August 15, 2012. For details on Citi's remaining outstanding trust preferred securities, see Note 15 to the Consolidated Financial Statements.

        Long-term debt is an important funding source for Citi's non-bank entities due in part to its multi-year maturity structure. The weighted average maturities of long-term debt issued by Citigroup and its affiliates, including Citibank, N.A., with a remaining life greater than one year as of June 30, 2012 (excluding trust preferred securities), was approximately 7.0 years as of June 30, 2012, compared to 6.9 years at March 31, 2012 and 6.5 years at June 30, 2011.

Long-Term Debt Outstanding

        The following table sets forth Citi's total long-term debt outstanding for the periods indicated:

In billions of dollars	June 30, 2012		March 31, 2012	June 30, 2011
Non-bank	$224.3		$240.4	$256.7
Senior/subordinated debt(1)	194.4		209.5	223.9
Trust preferred securities	16.0		16.0	16.1
Securitized debt and securitizations(1)(2)	3.2		3.7	4.8
Local country	10.7		11.2	11.9

Bank	$64.0		$70.7	$95.8
Senior/subordinated debt	4.6		10.5	18.6
Securitized debt and securitizations(1)(2)	34.5		41.2	50.4
Local country and FHLB borrowings(3)	24.9		19.0	26.8

Total long-term debt	$288.3	(4)	$311.1	$352.5

(1)
Includes structured notes in the amount of $25.1 billion, $26.3 billion and $26.9 billion, for the second and first quarters of 2012 and second quarter of 2011, respectively.

(2)
Of the approximately $37.7 billion of total bank and non-bank securitized debt and securitizations as of June 30, 2012, approximately $31.4 billion related to credit card securitizations, the vast majority of which was at the bank level.

(3)
Of this amount, approximately $17.8 billion related to collateralized advances from the FHLB as of June 30, 2012.

(4)
Of this amount, approximately $17 billion consists of TLGP debt that will mature in full by the end of 2012.

        As set forth in the table above, Citi's overall long-term debt decreased by approximately $64 billion year-over-year. In the non-bank, the year-over-year decrease was primarily due to TLGP run-off that was not refinanced. In the bank entities, the decrease was driven by TLGP run-off and the maturing of credit card securitization debt as Citi has grown its overall deposit base. Citi continues to expect declines in its overall long-term debt during the remainder of 2012, particularly within its bank entities.

        Given its liquidity resources as of June 30, 2012, Citi has considered, and may continue to consider, opportunities to repurchase its long-term and short-term debt pursuant to open market purchases, tender offers or other means. Such repurchases further decrease Citi's overall funding costs. During the second quarter of 2012, Citi repurchased an aggregate of approximately $1.7 billion of its outstanding long-term and short-term debt, primarily pursuant to selective public tender offers and open market purchases, compared to $2.8 billion and $2.1 billion during the first quarter of 2012 and second quarter of 2011, respectively.

Long-Term Debt Issuances and Maturities

        The table below details Citi's long-term debt issuances and maturities (including repurchases) during the periods presented:

	2Q 2012		1Q 2012		2Q 2011
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Structural long-term debt(1)	$23.7	$3.0	$15.1	$7.0	$18.1	$3.8
Local country level, FHLB and other(2)	2.9	8.1	1.9	0.7	10.4	8.4
Secured debt and securitizations	6.7	0.0	6.2	0.0	11.6	0.7

Total	$33.3	$11.1	$23.2	$7.7	$40.1	$12.9

(1)
Citi defines structural long-term debt as its long-term debt (original maturities of one year or more), excluding certain structured debt, such as equity-linked and credit-linked notes, with early redemption features effective within one year. Issuances and maturities of these notes are included in this table in "Local country level, FHLB and other." See note 2 below. Structural long-term debt is a non-GAAP measure. Citigroup believes that the structural long-term debt measure provides useful information to its investors as it excludes long-term debt that could in fact be redeemed by the holders thereof within one year.

(2)
"Other" includes long-term debt not considered structural long-term debt relating to certain structured notes, such as equity-linked and credit-linked notes, with early redemption features effective within one year. The amounts of issuances included in this line, and thus excluded from "structural long-term debt," were $0.3 billion, $0.3 billion, and $1.5 billion in the second quarter of 2012, first quarter of 2012, and second quarter of 2011, respectively. The amounts of maturities included in this line, and thus excluded from "structural long-term debt," were $0.7 billion, $0.6 billion, and $0.9 billion, in the second quarter of 2012, first quarter of 2012, and second quarter of 2011, respectively.

        The table below shows Citi's aggregate expected annual long-term debt maturities as of June 30, 2012:

	Expected Long-Term Debt Maturities as of June 30, 2012
In billions of dollars	2012(1)	2013	2014	2015	2016	2017	Thereafter	Total
Senior/subordinated debt(2)	$68.0	$25.1	$26.6	$18.7	$12.4	$19.9	$68.4	$239.1
Trust preferred securities	0.0	0.0	0.0	0.0	0.0	0.0	16.0	16.0
Securitized debt and securitizations	13.9	7.9	10.0	2.1	5.3	2.8	8.3	50.3
Local country and FHLB borrowings	7.4	15.6	4.6	2.6	5.3	0.7	3.2	39.4

Total long-term debt	$89.3	$48.6	$41.2	$23.4	$23.0	$23.4	$95.9	$344.8

(1)
Includes $56.4 billion of first half of 2012 maturities (including $21.0 billion related to TLGP).

(2)
"Senior/subordinated debt" includes certain structured notes, such as equity-linked and credit-linked notes, with early redemption features effective within one year. The amount of such notes included, and the period of contractual maturity, is as follows: $0.2 billion maturing in 2012; $0.8 billion in 2013; $0.6 billion in 2014; $0.5 billion in 2015; $0.4 billion in 2016; $0.3 billion in 2017; and $1.2 billion thereafter.

        As set forth in the table above, Citi's senior and subordinated long-term debt maturities peak during 2012 at $68.0 billion. $38.1 billion of this amount is TLGP debt, of which $21.0 billion has matured as of June 30, 2012. Citi has not and does not expect to refinance its maturing TLGP debt.

Short-Term Debt

Secured Financing

        Secured financing is primarily conducted through Citi's broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the trading inventory. As of June 30, 2012, approximately 30% of the funding for Citi's non-bank entities, primarily the broker-dealer, was from secured financings.

        Secured financing was $215 billion as of June 30, 2012 and averaged approximately $225 billion during the quarter. This represented a decrease quarter-over-quarter by $11 billion and an increase year-over-year by $11 billion.

Commercial Paper

        The following table sets forth Citi's commercial paper outstanding for each of its non-bank entities and significant Citibank entities, respectively, for each of the periods indicated:

In billions of dollars	June 30, 2012	March 31, 2012	June 30, 2011
Commercial paper
Non-bank	$5.1	$6.2	$9.3
Bank	15.6	14.8	14.3

Total	$20.7	$21.0	$23.6

Other Short-Term Borrowings

        At June 30, 2012, Citi's other short-term borrowings were $38 billion, compared with $35 billion at March 31, 2012 and $49 billion at June 30, 2011. This amount includes borrowings from the FHLBs and other market participants.

        See Note 15 to the Consolidated Financial Statements for further information on Citigroup's and its affiliates' outstanding long-term debt and short-term borrowings.

Liquidity Management and Measures

Liquidity Management

        Citi's aggregate liquidity resources are managed by the Citi Treasurer. Liquidity is managed via a centralized treasury model by Corporate Treasury and by in-country treasurers. Pursuant to this structure, Citi's liquidity resources are managed with a goal of ensuring the asset/liability match and liquidity positions are appropriate in every country and throughout the company.

        Citi's Chief Risk Officer is responsible for the overall risk profile of Citi's aggregate liquidity resources. The Chief Risk Officer and Chief Financial Officer co-chair Citi's Asset Liability Management Committee (ALCO), which includes Citi's President, Treasurer and other senior executives. The ALCO sets the strategy of the liquidity portfolio and monitors its performance. Significant changes to portfolio asset allocations need to be approved by the ALCO.

        Excess cash available in Citi's aggregate liquidity resources is available to be invested in a liquid portfolio such that cash can be made available to meet demand in a stress situation. At June 30, 2012, as in recent prior quarters, Citi's liquidity pool was primarily invested in cash, government securities, including U.S. agency debt and U.S. agency mortgage-backed securities, and a certain amount of highly rated investment-grade credit. While the vast majority of Citi's liquidity pool at June 30, 2012 consisted of long positions, Citi utilizes derivatives to manage its interest rate and currency risks; credit derivatives are not used.

Liquidity Measures

        Citi uses multiple measures in monitoring its liquidity, including without limitation, those described below.

        In broad terms, the structural liquidity ratio, defined as the sum of deposits, long-term debt and stockholders' equity as a percentage of total assets, measures whether the asset base is funded by sufficiently long-dated liabilities. Citi's structural liquidity ratio has remained stable over the past year: 72% at June 30, 2012, 72% at March 31, 2012, and 71% at June 30, 2011.

        In addition, Citi also believes it is currently in compliance with the proposed Basel III Liquidity Coverage Ratio (LCR), even though such ratio is not proposed to take effect until 2015. The LCR is designed to ensure banks maintain an adequate level of unencumbered cash and highly liquid securities that can be converted to cash to meet liquidity needs under an acute 30-day stress scenario. The proposed minimum requirement for LCR is 100%. Although still awaiting final guidance from its regulators, based on its current interpretation, understanding and expectations of the proposed rules, Citi believes that it is in compliance with the proposed Basel III LCR with an estimated LCR of approximately 117% as of June 30, 2012, compared with approximately 126% at March 31, 2012. In keeping with its estimates regarding its overall excess liquidity levels, Citi expects that the LCR will decrease modestly but remain comfortably above the proposed 100% required minimum.

        For a more detailed discussion of Citi's overall liquidity management and additional liquidity measures and stress testing, see "Capital Resources and Liquidity—Funding and Liquidity" in Citigroup's 2011 Annual Report on Form 10-K.

Credit Ratings

        Citigroup's funding and liquidity, including without limitation its funding capacity, its ability to access the capital markets and other sources of funds, as well as the cost of these funds, and its ability to maintain certain deposits, is partially dependent on its credit ratings. The table below indicates the ratings for Citigroup, Citibank, N.A. and Citigroup Global Markets Inc. (a broker-dealer subsidiary of Citigroup Inc.) as of June 30, 2012.

Citigroup's Debt Ratings as of June 30, 2012

	Citigroup Inc.(1)		Citibank, N.A.		Citigroup Global Markets Inc.
	Senior debt	Commercial paper	Long- term	Short- term	Long- term
Fitch Ratings (Fitch)	A	F1	A	F1	NR
Moody's Investors Service (Moody's)	Baa2	P-2	A3	P-2	NR
Standard & Poor's (S&P)	A-	A-2	A	A-1	A

(1)
As a result of the Citigroup guarantee, the ratings of, and changes in ratings for Citigroup Funding Inc. (CFI), are the same as those of Citigroup.

NR
Not rated.

Recent Credit Rating Developments

        On July 18, 2012, following a ratings review, Fitch affirmed Citi's ratings. Specifically, Citigroup Inc. and Citibank, N.A. long- and short-term ratings of 'A/F1' and the unsupported rating of 'a-' were affirmed. The rating outlook by Fitch is stable.

        On June 21, 2012, Moody's announced the outcomes of its review of 15 banks and securities firms with global capital markets operations, including Citi. Moody's downgraded Citi's long-term ratings by 2 notches. Specifically, Citigroup Inc. was downgraded from 'A3/P-2' to 'Baa2/P-2' with negative outlook, and Citibank, N.A. was downgraded from 'A1/P-1' to 'A3/P-2' with stable outlook. Moody's action was based on their industry-wide re-evaluation of risks surrounding the investment banking operating model, and was part of a reset of ratings for more than 100 banks, globally.

        On November 29, 2011, following its global review of the banking industry under its revised bank criteria, S&P downgraded the issuer credit rating for Citigroup to 'A-/A-2' from 'A/A-1', and Citibank, N.A. to 'A/A-1' from 'A+/A-1'. At the same time, S&P maintained a negative outlook on the ratings. These ratings continue to receive two notches of government support uplift, reflecting S&P's view that the U.S. government is supportive to Citi.

        To date, the above mentioned rating changes have not had a material impact on Citi's funding, liquidity, client revenues or overall results of operations.

Potential Impacts of Ratings Downgrades

        Further ratings downgrades by Moody's, Fitch or S&P could negatively impact Citigroup's and/or Citibank, N.A.'s funding and liquidity due to reduced funding capacity, including derivatives triggers, which could take the form of cash obligations and collateral requirements. The following information is provided for the purpose of analyzing the potential funding and liquidity impact to Citigroup and Citibank, N.A. of a hypothetical, simultaneous ratings downgrade across all three major rating agencies. This analysis is subject to certain estimates, estimation methodologies, and judgments and uncertainties, including without limitation those relating to potential ratings limitations certain entities may have with respect to permissible counterparties, as well as general subjective counterparty behavior (e.g., certain corporate customers and trading counterparties could re-evaluate their business relationships with Citi, and limit the trading of certain contracts or market instruments with Citi). Moreover, changes in counterparty behavior could impact Citi's funding and liquidity as well as the results of operations of certain of its businesses. Accordingly, the actual impact to Citigroup or Citibank, N.A. is unpredictable and may differ materially from the potential funding and liquidity impacts described below.

        For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see "Risk Factors—Market and Economic Risks" in Citi's 2011 Annual Report on Form 10-K.

Citigroup Inc. and Citibank, N.A.—Potential Derivative Triggers

        As of June 30, 2012, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup across all three major rating agencies could impact Citigroup's funding and liquidity due to derivative triggers by approximately $2.2 billion. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

        In addition, as of June 30, 2012, Citi estimates that a hypothetical one-notch downgrade across all three major rating agencies of Citibank, N.A.'s senior debt/long-term rating could impact Citibank, N.A.'s funding and liquidity due to derivative triggers by approximately $4.0 billion.

        In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, N.A., across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of $6.2 billion (see Note 18 to the Consolidated Financial Statements). As set forth under "Aggregate Liquidity Resources" above, the aggregate liquidity resources of Citi's non-bank entities were approximately $93 billion, and the aggregate liquidity resources of Citi's significant Citibank entities and other Citibank and Banamex entities were approximately $319 billion, for a total of approximately $412 billion as of June 30, 2012. These liquidity resources are available in part as a contingency for the potential events described above.

        In addition, a broad range of mitigating actions are currently included in Citigroup's and Citibank, N.A.'s detailed contingency funding plans (for additional information, see "Capital Resources and Liquidity—Funding and Liquidity" in Citi's 2011 Annual Report on Form 10-K). For Citigroup, these mitigating factors include, but are not limited to, accessing surplus funding capacity from existing clients, tailoring levels of secured lending, adjusting the size of select trading books and collateralized borrowings from Citi's significant bank subsidiaries. Mitigating actions available to Citibank, N.A. include, but are not limited to, selling or financing highly liquid government securities, tailoring levels of secured lending, adjusting the size of select trading books, reducing loan originations and renewals, raising additional deposits, or borrowing from the FHLBs or central banks. Citi believes these mitigating actions could substantially reduce the funding and liquidity risk, if any, of the potential downgrades described above.

Citibank, N.A.—Additional Potential Impacts

        In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank, N.A.'s senior debt/long-term rating by S&P and Fitch could also have an adverse impact on the commercial paper/short-term rating of Citibank, N.A. As of June 30, 2012, Citibank, N.A. had liquidity commitments of $24.2 billion to asset-backed commercial paper conduits. This included $15.6 billion of commitments to consolidated conduits and $8.6 billion of commitments to unconsolidated conduits (each as referenced in Note 17 to the Consolidated Financial Statements).

        In addition to the above-referenced aggregate liquidity resources of Citi's significant Citibank entities and other Citibank and Banamex entities, as well as the various mitigating actions previously noted, mitigating actions available to Citibank, N.A. to reduce the funding and liquidity risk, if any, of the potential downgrades described above, include repricing or reducing certain commitments to commercial paper conduits.

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

CREDIT RISK

Loans Outstanding

In millions of dollars	2nd Qtr. 2012	1st Qtr. 2012	4th Qtr. 2011	3rd Qtr. 2011	2nd Qtr. 2011
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$132,931	$136,325	$139,177	$140,819	$143,002
Installment, revolving credit, and other	14,757	14,942	15,616	20,044	23,693
Cards	109,755	110,049	117,908	113,777	114,149
Commercial and industrial	4,668	4,796	4,766	4,785	5,737
Lease financing	—	—	1	1	2

	$262,111	$266,112	$277,468	$279,426	$286,583

In offices outside the U.S.
Mortgage and real estate(1)	$53,058	$53,652	$52,052	$51,304	$54,283
Installment, revolving credit, and other	35,108	35,813	34,613	35,377	38,954
Cards	38,721	39,319	38,926	38,063	40,354
Commercial and industrial	19,768	20,830	19,975	19,764	19,245
Lease financing	719	757	711	606	643

	$147,374	$150,371	$146,277	$145,114	$153,479

Total Consumer loans	$409,485	$416,483	$423,745	$424,540	$440,062
Unearned income	(358)	(380)	(405)	(328)	(123)

Consumer loans, net of unearned income	$409,127	$416,103	$423,340	$424,212	$439,939

Corporate loans
In U.S. offices
Commercial and industrial	$24,889	$22,793	$20,830	$17,386	$15,882
Loans to financial institutions	19,134	15,635	15,113	14,254	13,146
Mortgage and real estate(1)	23,239	21,859	21,516	21,346	20,756
Installment, revolving credit, and other	33,838	30,533	33,182	31,401	30,165
Lease financing	1,295	1,278	1,270	1,396	1,498

	$102,395	$92,098	$91,911	$85,783	$81,447

In offices outside the U.S.
Commercial and industrial	$87,347	$83,951	$79,764	$76,075	$76,699
Installment, revolving credit, and other	17,001	15,341	14,114	14,733	12,964
Mortgage and real estate(1)	6,517	6,974	6,885	6,015	6,529
Loans to financial institutions	31,302	32,280	29,794	27,069	27,361
Lease financing	538	566	568	469	491
Governments and official institutions	1,527	1,497	1,576	3,545	2,727

	$144,232	$140,609	$132,701	$127,906	$126,771

Total Corporate loans	$246,627	$232,707	$224,612	$213,689	$208,218
Unearned income	(786)	(788)	(710)	(662)	(657)

Corporate loans, net of unearned income	$245,841	$231,919	$223,902	$213,027	$207,561

Total loans—net of unearned income	$654,968	$648,022	$647,242	$637,239	$647,500
Allowance for loan losses—on drawn exposures	(27,611)	(29,020)	(30,115)	(32,052)	(34,362)

Total loans—net of unearned income and allowance for credit losses	$627,357	$619,002	$617,127	$605,187	$613,138

Allowance for loan losses as a percentage of total loans—net of unearned income(2)	4.25%	4.51%	4.69%	5.07%	5.35%

Allowance for Consumer loan losses as a percentage of total Consumer loans—net of unearned income(2)	6.04%	6.26%	6.45%	6.83%	7.05%

Allowance for Corporate loan losses as a percentage of total Corporate loans—net of unearned income(2)	1.23%	1.34%	1.31%	1.52%	1.69%

(1)
Loans secured primarily by real estate.

(2)
All periods exclude loans which are carried at fair value.

Details of Credit Loss Experience

In millions of dollars	2nd Qtr. 2012	1st Qtr. 2012	4th Qtr. 2011	3rd Qtr. 2011	2nd Qtr. 2011
Allowance for loan losses at beginning of period	$29,020	$30,115	$32,052	$34,362	$36,568

Provision for loan losses
Consumer	$2,499	$2,761	$2,798	$3,004	$3,269
Corporate	86	67	(154)	45	(88)

	$2,585	$2,828	$2,644	$3,049	$3,181

Gross credit losses
Consumer
In U.S. offices(1)	$2,971	$3,516	$3,361	$3,607	$4,095
In offices outside the U.S.	1,119	1,170	1,248	1,312	1,408
Corporate
In U.S. offices	104	37	129	161	208
In offices outside the U.S.	123	48	172	137	195

	$4,317	$4,771	$4,910	$5,217	$5,906

Credit recoveries
Consumer
In U.S. offices	$369	$354	$341	$358	$372
In offices outside the U.S.	299	294	303	319	334
Corporate
In U.S. offices	54	105	108	6	37
In offices outside the U.S.	19	63	50	20	16

	$741	$816	$802	$703	$759

Net credit losses
In U.S. offices	$2,652	$3,094	$3,041	$3,404	$3,894
In offices outside the U.S.	924	861	1,067	1,110	1,253

Total	$3,576	$3,955	$4,108	$4,514	$5,147

Other—net(2)(3)(4)(5)(6)	$(418)	$32	$(473)	$(845)	$(240)

Allowance for loan losses at end of period	$27,611	$29,020	$30,115	$32,052	$34,362

Allowance for loan losses as a % of total loans	4.25%	4.51%	4.69%	5.07%	5.35%
Allowance for unfunded lending commitments(7)	$1,104	$1,097	$1,136	$1,139	$1,097

Total allowance for loan losses and unfunded lending commitments	$28,715	$30,117	$31,251	$33,191	$35,459

Net consumer credit losses(7)	$3,422	$4,038	$3,965	$4,242	$4,797
As a percentage of average consumer loans	3.35%	3.85%	3.70%	3.87%	4.31%

Net corporate credit losses	$154	$(83)	$143	$272	$350
As a percentage of average corporate loans	0.07%	(0.04)%	0.07%	0.13%	0.17%

Allowance for loan losses at end of period(8)
Citicorp	$15,387	$16,306	$16,699	$17,613	$19,225
Citi Holdings	12,224	12,714	13,416	14,439	15,137

Total Citigroup	$27,611	$29,020	$30,115	$32,052	$34,362

Allowance by type
Consumer	$24,639	$25,963	$27,236	$28,866	$30,915
Corporate	2,972	3,057	2,879	3,186	3,447

Total Citigroup	$27,611	$29,020	$30,115	$32,052	$34,362

(1)
The first quarter of 2012 included approximately $370 million of incremental charge-offs related to previously deferred principal balances on modified mortgages. These charge-offs were related to anticipated forgiveness of principal, largely in connection with the national mortgage settlement. There was a corresponding approximate $350 million reserve release in the first quarter of 2012 specific to these charge-offs. See also "Credit Risk—National Mortgage Settlement" below.

(2)
The second quarter of 2012 included a reduction of approximately $175 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of approximately $200 million related to the impact of FX translation.

(3)
The first quarter of 2012 included a reduction of approximately $145 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios.

(4)
The fourth quarter of 2011 included a reduction of approximately $325 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of approximately $72 million related to the transfer of Citi Belgium to held-for-sale.

(5)
The third quarter of 2011 included a reduction of approximately $300 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios and a reduction of approximately $530 million related to the impact of FX translation.

(6)
The second quarter of 2011 included a reduction of approximately $370 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

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

Allowance for Loan Losses (continued)

        The following table details information on Citi's allowance for loan losses, loans and coverage ratios as of June 30, 2012:

	June 30, 2012
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$8.3	$110.3	7.5%
North America residential mortgages	9.6	132.4	7.0
North America other	1.4	22.4	6.6
International cards	2.8	38.8	7.2
International other(3)	2.5	105.2	2.4

Total Consumer	$24.6	$409.1	6.0%

Total Corporate	$3.0	$245.9	1.2%

Total Citigroup	$27.6	$655.0	4.3%

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

        Corporate and Consumer (commercial market) non-accrual loans may still be current on interest payments but are considered non-accrual as Citi has determined that the future payment of interest and/or principal is doubtful. Consistent with industry convention, Citi generally accrues interest on credit card loans until such loans are charged-off, which typically occurs at 180 days contractual delinquency. As such, the non-accrual loan disclosures in this section do not include North America credit card loans.

Non-Accrual Loans

In millions of dollars	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011
Citicorp	$4,000	$4,175	$4,018	$4,564	$4,846
Citi Holdings	6,917	7,366	7,050	7,421	8,277

Total non-accrual loans (NAL)	$10,917	$11,541	$11,068	$11,985	$13,123

Corporate non-accrual loans(1)
North America	$724	$1,017	$1,246	$1,639	$1,899
EMEA	1,169	1,194	1,293	1,748	1,954
Latin America	209	263	362	442	528
Asia	469	499	335	342	451

Total corporate non-accrual loans	$2,571	$2,973	$3,236	$4,171	$4,832

Citicorp	$2,014	$2,213	$2,217	$2,861	$2,986
Citi Holdings	557	760	1,019	1,310	1,846

Total corporate non-accrual loans	$2,571	$2,973	$3,236	$4,171	$4,832

Consumer non-accrual loans(1)
North America(2)	$6,403	$6,519	$5,888	$5,822	$6,015
EMEA	371	397	387	514	644
Latin America	1,158	1,178	1,107	998	1,083
Asia	414	474	450	480	549

Total consumer non-accrual loans(2)	$8,346	$8,568	$7,832	$7,814	$8,291

Citicorp	$1,986	$1,962	$1,801	$1,703	$1,860
Citi Holdings(2)	6,360	6,606	6,031	6,111	6,431

Total consumer non-accrual loans(2)	$8,346	$8,568	$7,832	$7,814	$8,291

(1)
Excludes purchased distressed loans as they are generally accreting interest. The carrying value of these loans was $532 million at June 30, 2012, $531 million at March 31, 2012, $511 million at December 31, 2011, $405 million at September 30, 2011, and $461 million at June 30, 2011.

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

Non-Accural Loans and Assets (continued)

        The table below summarizes Citigroup's other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

In millions of dollars	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011
OREO
Citicorp	$47	$48	$71	$810	$810
Citi Holdings	484	518	480	534	608
Corporate/Other	10	14	15	13	16

Total OREO	$541	$580	$566	$1,357	$1,434

North America	$366	$392	$441	$1,222	$1,245
EMEA	127	139	73	79	133
Latin America	48	48	51	56	55
Asia	—	1	1	—	1

Total OREO	$541	$580	$566	$1,357	$1,434

Other repossessed assets	$2	$1	$1	$24	$18

Non-accrual assets—Total Citigroup
Corporate non-accrual loans	$2,571	$2,973	$3,236	$4,171	$4,832
Consumer non-accrual loans(1)	8,346	8,568	7,832	7,814	8,291

Non-accrual loans (NAL)	$10,917	$11,541	$11,068	$11,985	$13,123

OREO	541	580	566	1,357	1,434
Other repossessed assets	2	1	1	24	18

Non-accrual assets (NAA)	$11,460	$12,122	$11,635	$13,366	$14,575

NAL as a percentage of total loans	1.67%	1.78%	1.71%	1.88%	2.03%
NAA as a percentage of total assets	0.60	0.62	0.62	0.69	0.74
Allowance for loan losses as a percentage of NAL(2)	253%	251%	272%	267%	262%

Non-accrual assets—Total Citicorp	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011
Non-accrual loans (NAL)	$4,000	$4,175	$4,018	$4,564	$4,846
OREO	47	48	71	810	810
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$4,047	$4,223	$4,089	$5,374	$5,656

NAA as a percentage of total assets	0.28%	0.30%	0.30%	0.38%	0.40%
Allowance for loan losses as a percentage of NAL(2)	385	391	416	386	397

Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)(1)	$6,917	$7,366	$7,050	$7,421	$8,277
OREO	484	518	480	534	608
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$7,401	$7,884	$7,530	$7,955	$8,885

NAA as a percentage of total assets	3.87%	3.77%	3.35%	3.22%	3.35%
Allowance for loan losses as a percentage of NAL(2)	177	173	190	195	183

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

N/A    Not available at the Citicorp or Citi Holdings level.

Renegotiated Loans

        The following table presents Citi's loans modified in TDRs.

In millions of dollars	Jun. 30, 2012	Dec. 31, 2011
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$199	$206
Mortgage and real estate(3)	56	241
Loans to financial institutions	19	85
Other	568	546

	$842	$1,078

In offices outside the U.S.
Commercial and industrial(2)	$189	$223
Mortgage and real estate(3)	97	17
Loans to financial institutions	11	12
Other	4	6

	$301	$258

Total Corporate renegotiated loans	$1,143	$1,336

Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate	$20,394	$21,429
Cards	4,679	5,766
Installment and other	1,285	1,357

	$26,358	$28,552

In offices outside the U.S.
Mortgage and real estate	$883	$936
Cards	840	929
Installment and other	1,109	1,342

	$2,832	$3,207

Total Consumer renegotiated loans	$29,190	$31,759

(1)
Includes $498 million and $455 million of non-accrual loans included in the non-accrual assets table above, at June 30, 2012 and December 31, 2011, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at June 30, 2012, Citi also modified $38 million and $328 million of commercial loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in U.S. offices and offices outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at June 30, 2012, Citi also modified $96 million of commercial real estate loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in U.S. offices. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $2,499 million and $2,269 million of non-accrual loans included in the non-accrual assets table above at June 30, 2012 and December 31, 2011, respectively. The remaining loans are accruing interest.

(5)
Includes $15 million and $19 million of commercial real estate loans at June 30, 2012 and December 31, 2011, respectively.

(6)
Includes $250 million and $257 million of commercial loans at June 30, 2012 and December 31, 2011, respectively.

(7)
Smaller-balance homogeneous loans were derived from Citi's risk management systems.
        In certain circumstances, Citigroup modifies certain of its Corporate loans involving a non-troubled borrower. These modifications are subject to Citi's normal underwriting standards for new loans and are made in the normal course of business to match customers' needs with available Citi products or programs (these modifications are not included in the table above). In other cases, loan modifications involve a troubled borrower to whom Citi may grant a concession (modification). Modifications involving troubled borrowers may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, principal reductions or reduction or waiver of accrued interest or fees. See Note 12 to the Consolidated Financial Statements for a discussion of such modifications.

North America Consumer Mortgage Lending

Overview

        Citi's North America Consumer mortgage portfolio consists of both residential first mortgages and home equity loans. As of June 30, 2012, Citi's North America Consumer residential first mortgage portfolio totaled $92.0 billion, while the home equity loan portfolio was $40.4 billion. Of the first mortgages, $62.6 billion are recorded in LCL within Citi Holdings, with the remaining $29.4 billion recorded in Citicorp. With respect to the home equity loan portfolio, $37.2 billion are recorded in LCL, and $3.2 billion are reported in Citicorp.

        Citi's residential first mortgage portfolio included $8.7 billion of loans with FHA insurance or VA guarantees as of June 30, 2012. This portfolio consists of loans originated to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally has higher loan-to-value ratios (LTVs). Losses on FHA loans are borne by the sponsoring governmental agency, provided that the insurance terms have not been rescinded as a result of an origination defect. With respect to VA loans, the VA establishes a loan-level loss cap, beyond which Citi is liable for loss. While FHA and VA loans have high delinquency rates, given the insurance and guarantees, respectively, Citi has experienced negligible credit losses on these loans to date.

        Also as of June 30, 2012, the residential first mortgage portfolio included $1.4 billion of loans with LTVs above 80%, which have insurance through mortgage insurance companies, and $1.1 billion of loans subject to long-term standby commitments (LTSC) with U.S. government-sponsored entities (GSEs), for which Citi has limited exposure to credit losses. Citi's home equity loan portfolio also included $0.4 billion of loans subject to LTSCs with GSEs, for which Citi also has limited exposure to credit losses. These guarantees and commitments may be rescinded in the event of origination defects.

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

        As of June 30, 2012, Citi's North America residential first mortgage portfolio contained approximately $13.6 billion of adjustable rate mortgages that are required to make a payment only of accrued interest for the payment period, or an interest-only payment. Borrowers that are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. Residential first mortgages with this payment feature are primarily to high-credit-quality borrowers that have on average significantly higher origination and refreshed FICO scores than other loans in the residential first mortgage portfolio.

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

(1)
The first quarter of 2012 included approximately $315 million of incremental charge-offs related to previously deferred principal balances on modified mortgages. See note 1 to the "Details of Credit Loss Experience" table above. Excluding the impact of these charge-offs, net credit losses would have increased to $0.45 and $0.43 for the Citigroup and Citi Holdings portfolios, respectively.

Note: For each of the tables above, days past due exclude (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities because the potential loss predominantly resides with the U.S. entities, and (ii) loans that are recorded at fair value. Totals may not sum due to rounding.

        Management actions, including asset sales and modification programs, continued to be the primary drivers of the overall improved asset performance within Citi's residential first mortgage portfolio in Citi Holdings during the periods presented above (excluding the deferred principal net credit losses described in note 1 to the tables above). With respect to asset sales, Citi sold approximately $0.5 billion of delinquent residential first mortgages during the second quarter of 2012, up from $0.3 billion in the first quarter of 2012. Regarding modifications, Citi modified approximately $0.2 billion of residential first mortgage loans under its HAMP and CSM programs, two of its more significant residential first mortgage modification programs, in the second quarter of 2012, which also represented a slight increase from modification volumes in the first quarter of 2012. (For additional information on Citi's significant residential first mortgage loan modification programs, see Note 12 to the Consolidated Financial Statements.)

        While re-defaults of previously modified mortgages under the HAMP and CSM programs continued to track favorably versus expectations as of June 30, 2012, Citi's residential first mortgage portfolio continued to show some signs of the impact of re-defaults of previously modified mortgages, which continued to increase in the current quarter. This is reflected in the stabilizing to increasing delinquency and net credit loss trends in the tables above (excluding the deferred principal net credit losses described in note 1 to the tables above), particularly in the 30-89+ days past due delinquencies quarter-over-quarter.

        Accordingly, Citi continues to believe that its ability to offset increasing delinquencies or net credit losses in its residential first mortgage portfolio, due to any deterioration of the underlying credit performance of these loans, re-defaults, the lengthening of the foreclosure process (see "Foreclosures" below) or otherwise, pursuant to asset sales or modifications could be limited going forward given the lack of remaining inventory of loans to sell or modify (or due to lack of market demand for asset sales). Citi has taken these trends and uncertainties, including the potential for re-defaults, into consideration in determining its loan loss reserves. See "North America Consumer Mortgages—Loan Loss Reserve Coverage" below. Citi also continues to believe that any increase in net credit losses relating to additional principal forgiveness or deferred principal charge-offs pursuant to the national mortgage settlement will be covered by its existing loan loss reserves. See also "Credit Risk—National Mortgage Settlement" below.

North America Residential First Mortgages—State Delinquency Trends

        The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi's residential first mortgages as of June 30, 2012 and March 31, 2012.

	June 30, 2012					March 31, 2012
In billions of dollars State(1)	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO
CA	$21.8	28%	2.7%	31%	729	$22.4	28%	2.9%	39%	727
NY/NJ/CT	11.5	15	4.8	12	718	11.4	14	4.6	12	715
IN/OH/MI	4.3	5	6.0	45	654	4.5	5	5.9	47	652
FL	4.0	5	9.5	49	674	4.1	5	9.1	55	671
IL	3.3	4	6.6	47	692	3.4	4	6.5	49	688
AZ/NV	2.1	3	5.0	62	702	2.2	3	5.6	70	699
Other	31.9	40	5.8	20	666	32.8	41	5.6	23	664

Total	$78.9	100%	5.0%	27%	690	$80.8	100%	4.9%	31%	690

(1)
Certain of the states are included as part of a region based on Citi's view of similar home prices (HPI) within the region.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Excludes balances for which FICO or LTV data is unavailable.

        As evidenced by the table above, Citi's residential first mortgages portfolio is primarily concentrated in California and the New York/New Jersey/Connecticut region (with New York as the largest of the three states). As previously disclosed, as asset sales have slowed, Citi has observed deterioration in the 90+ days past due delinquency rates, and this is reflected in the increase in the delinquency rate in certain of the states and/or regions included above, including New York/New Jersey/ Connecticut and Florida, in the second quarter of 2012. Combined with the continued lengthening of the foreclosure process (see discussion under "Foreclosures" below) in all of these states and regions, Citi expects it could experience further deterioration, or less improvement, in the 90+ days past due delinquency rate in one or more of these areas in the future.

Foreclosures

        The substantial majority of Citi's foreclosure inventory consists of residential first mortgages. As of June 30, 2012, approximately 2.2% of Citi's residential first mortgage portfolio (excluding loans in foreclosure that are guaranteed by the U.S. government agencies and loans subject to LTSCs) was in Citi's foreclosure inventory (based on the dollar amount of loans in foreclosure inventory as of such date), which represented a 7% decrease quarter-over-quarter.

        Similar to prior quarters, Citi continued to experience fewer loans moving into its foreclosure inventory during the second quarter of 2012, primarily as a result of Citi's continued asset sales of delinquent first mortgages, increased state requirements for foreclosure filings and Citi's continued efforts to work with borrowers pursuant to its loan modification programs, including under the national mortgage settlement, as previously disclosed.

        The number of loans exiting foreclosure inventory remained essentially flat quarter-over-quarter, thus resulting in the overall decrease in Citi's foreclosure inventory. The foreclosure process remains stagnant across most states, driven primarily by the additional state requirements to complete foreclosures as well as the continued lengthening of the foreclosure process. In Citi's experience, the average timeframe to foreclosure is two to three times longer than historical norms, and aged foreclosure inventory (active foreclosures in process for two years or more) continues to represent an increasing proportion of Citi's total foreclosure inventory (approximately 19% as of June 30, 2012). These trends are more pronounced in the judicial states (i.e., those states that require foreclosures to be processed via court approval), where Citi has a higher concentration of residential first mortgages of loans in foreclosure (see "North America Residential First Mortgages—State Delinquency Trends" above).

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

        Historically, Citi's home equity lines of credit typically had a 10-year draw period. Citi's new originations of home equity lines of credit typically have a five-year draw period as Citi changed these terms in June 2010 to mitigate risk due to the economic environment and declining home prices. As of June 30, 2012, Citi's home equity loan portfolio of $40.4 billion included approximately $23.5 billion of home equity lines of credit that are still within their revolving period and have not commenced amortization (the interest-only payment feature during the revolving period is standard for this product across the industry). The vast majority of Citi's home equity loans extended under lines of credit as of June 30, 2012 will contractually begin to amortize after 2014.

        As of June 30, 2012, the percentage of U.S. home equity loans in a junior lien position where Citi also owned or serviced the first lien was approximately 31%. However, for all home equity loans (regardless of whether Citi owns or services the first lien), Citi manages its home equity loan account strategy through obtaining and reviewing refreshed credit bureau scores (which reflect the borrower's performance on all of its debts, including a first lien, if any), refreshed LTV ratios and other borrower credit-related information. Historically, the default and delinquency statistics for junior liens where Citi also owns or services the first lien have been better than for those where Citi does not own or service the first lien, which Citi believes is generally attributable to origination channels and better credit characteristics of the portfolio, including FICO and LTV, for those junior liens where Citi also owns or services the first lien.

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citi's home equity loan portfolio in North America. The vast majority of Citi's home equity loan exposure arises from its portfolio within Citi Holdings—LCL.

(1)
The first quarter of 2012 included approximately $55 million of incremental charge-offs related to previously deferred principal balances on modified mortgages. See note 1 to the "Details of Credit Loss Experience" table above. Excluding the impact of these charge-offs, net credit losses would have decreased to $0.51 and $0.50 for the Citigroup and Citi Holdings portfolios, respectively.

Note:
For each of the tables above, days past due exclude (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities because the potential loss predominantly resides with the U.S. entities, and (ii) loans are recorded at fair value. Totals may not sum due to rounding.

        As evidenced by the tables above, there continued to be improvement in home equity loan delinquencies and net credit losses in the second quarter of 2012, although the rate of improvement has slowed, particularly in each of the delinquency buckets. Given the lack of market in which to sell delinquent home equity loans, as well as the relatively smaller number of home equity loan modifications and modification programs, Citi's ability to offset increased delinquencies and net credit losses in its home equity loan portfolio in Citi Holdings, whether pursuant to deterioration of the underlying credit performance of these loans or otherwise, continues to be more limited as compared to residential first mortgages as discussed above. Accordingly, Citi could begin to experience increased delinquencies and thus increased net credit losses in this portfolio going forward. Citi has taken these trends and uncertainties into consideration in determining its loan loss reserves. See "North America Consumer Mortgages—Loan Loss Reserve Coverage" below.

North America Home Equity Loans—State Delinquency Trends

        The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi's home equity loans as of June 30, 2012 and March 31, 2012.

	June 30, 2012					March 31, 2012
In billions of dollars State(1)	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO
CA	$10.4	27%	2.1%	46%	723	$10.8	27%	2.1%	51%	721
NY/NJ/CT	8.7	23	2.2	24	715	8.9	22	2.0	22	714
IN/OH/MI	1.4	4	2.1	65	678	1.4	4	2.2	66	676
FL	2.6	7	3.2	62	698	2.7	7	3.5	67	696
IL	1.5	4	2.3	64	707	1.6	4	2.1	65	704
AZ/NV	0.9	2	3.3	77	709	1.0	2	3.5	81	707
Other	12.8	33	2.1	45	695	13.2	34	2.1	48	693

Total	$38.3	100%	2.2%	44%	704	$39.6	100%	2.2%	46%	706

(1)
Certain of the states are included as part of a region based on Citi's view of similar home prices (HPI) within the region.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data is unavailable.

        For the reasons described under "North America Consumer Mortgage Quarterly Credit Trends—Delinquencies and Net Credit Losses—Home Equity Loans" above, Citi has experienced, and could continue to experience, increased delinquencies and thus increased net credit losses in certain of these states and/or regions going forward.

North America Consumer Mortgages—Loan Loss Reserve Coverage

        At June 30, 2012, approximately $9.4 billion of Citi's total loan loss reserves of $27.6 billion was allocated to North America real estate lending in Citi Holdings. With respect to Citi's aggregate North America Consumer mortgage portfolio, including Citi Holdings as well as the residential first mortgages and home equity loans in Citicorp, Citi's loan loss reserves of $9.6 billion at June 30, 2012 represented over 31 months of coincident net credit loss coverage.

National Mortgage Settlement

        As previously disclosed, under the national mortgage settlement, Citi is required to provide (i) customer relief in the form of loan modifications for delinquent borrowers, including principal reductions, and other loss mitigation activities to be completed over three years, with a required settlement value of $1.4 billion; and (ii) refinancing concessions to enable current borrowers whose properties are worth less than the balance of their loans to reduce their interest rates, also to be completed over three years, with a required settlement value of $378 million. Citi commenced loan modifications under the settlement, including principal reductions, in March 2012, and commenced the refinancing process in the latter part of June 2012.

        If Citi does not provide the required amount of financial relief in the form of loan modifications and other loss mitigation activities for delinquent borrowers or refinancing concessions under the national mortgage settlement, additional cash payments would be required. Citi is required to complete 75% of its required relief by March 1, 2014. Failure to meet 100% of the commitment by March 1, 2015 will result in Citi paying an amount equal to 125% of the shortfall. Failure to meet the two-year commitment noted above and then failure to meet the three-year commitment will result in an amount equal to 140% of the three-year shortfall. Citi continues to believe that its obligations will be fully met in the form of financial relief to homeowners; therefore, no additional cash payments are currently expected.

  Loan Modifications/Loss Mitigation for Delinquent Borrowers

        All of the loan modifications for delinquent borrowers receiving relief towards the $1.4 billion in settlement value are either currently accounted for as TDRs or will become TDRs at the time of modification. The loan modifications have been, and will continue to be, primarily performed under the HAMP and Citi's CSM loan modification programs (see Note 12 to the Consolidated Financial Statements for a discussion of TDRs). The loss mitigation activities include short sales for residential first mortgages and home equity loans, extinguishments and other loss mitigation activities. Based on the nature of the loss mitigation activities (e.g., short sales and extinguishments), these activities are not anticipated to have an impact on Citi's TDRs. Citi continues to believe that its loan loss reserves as of June 30, 2012 will be sufficient to cover the required customer relief to delinquent borrowers under the national mortgage settlement.

        Through June 30, 2012, Citi has assisted over 12,000 customers under the national mortgage settlement, resulting in an aggregate principal reduction of approximately $850 million. Like other financial institutions party to the national mortgage settlement, Citi does not receive dollar-for-dollar settlement value for the relief it provides under the national mortgage settlement in all cases, and as a result, Citi anticipates that the relief provided will be higher than the settlement value. Net credit losses of approximately $43 million have been incurred to date (in the second quarter of 2012) relating to these loan modifications, which were entirely offset by a loan loss reserve release. As previously disclosed, during the first quarter of 2012, Citi's North America mortgages net credit losses included approximately $370 million of incremental charge-offs related to previously deferred principal balances on modified mortgages, substantially all of which were offset by a specific reserve release. These charge-offs were related to anticipated forgiveness of principal in connection with the national mortgage settlement. Loan modifications pursuant to the settlement have improved Citi's 30+ days past due delinquencies by approximately $135 million.

  Refinancing Concessions for Current Borrowers

        The refinancing concessions are to be offered to residential first mortgage borrowers whose properties are worth less than the value of their loans, who have been current in the prior twelve months, who have not had a modification, bankruptcy or foreclosure proceedings during the prior 24 months, and whose loans have a current interest rate greater than 5.25%. Citi currently expects to refinance approximately $2.0 billion in loans to meet the terms of the national mortgage settlement by reducing the borrower's rate from its current rate to 5.25% for the remaining life of the loan. As a result of the settlement, Citi is forgoing future interest payments that it may not otherwise have agreed to forgo. Citi continues to estimate the total amount of expected forgone future interest income will be approximately $40 million annually. However, this estimate could change based on the response rate of borrowers that qualify and the subsequent borrower payment behavior. As noted above, Citi commenced the refinancing process under the national mortgage settlement in the latter part of June 2012.

        Citi will account for the refinancing concessions based on whether each borrower is determined to be experiencing financial difficulty based on sufficient underwriting. When a refinancing concession is granted to a borrower that is experiencing financial difficulty, the loan will be accounted for as a TDR. Otherwise, the impact of the refinancing concessions will be recognized over a period of years in the form of lower interest income. As of June 30, 2012, it is not possible to estimate the number of refinance concessions that will be accounted for as TDRs. Citi does not currently expect these refinancing concessions to have a material impact on the fair value of the modified mortgage loans.

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

        Generally, on a refreshed basis, approximately 27% of residential first mortgages had an LTV ratio above 100%, compared to approximately 0% at origination. Similarly, approximately 34% of residential first mortgages had FICO scores less than 660 on a refreshed basis, compared to 26% at origination. With respect to home equity loans, approximately 44% of home equity loans had refreshed LTVs above 100%, compared to approximately 0% at origination. Approximately 25% of home equity loans had FICO scores less than 660 on a refreshed basis, compared to 9% at origination.

FICO and LTV Trend Information—North America Consumer Mortgages

Residential First Mortgages
In billions of dollars

Home Equity Loans
In billions of dollars

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

  –
  Balances exclude deferred fees/costs.

  –
  Tables exclude balances for which FICO or LTV data is unavailable. For residential first mortgages, balances for which such data is unavailable includes $0.4 billion in each of the periods presented. For home equity loans, balances for which such data is unavailable includes $0.2 billion in each of the periods presented.

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

Mortgage Servicing Rights

        To minimize credit and liquidity risk, Citi sells most of the conforming mortgage loans it originates, but retains the servicing rights. These sale transactions create an intangible asset referred to as mortgage servicing rights (MSRs), which are recorded at fair value on Citi's Consolidated Balance Sheet. The fair value of MSRs is primarily affected by changes in prepayments of mortgages that result from shifts in mortgage interest rates. Specifically, the fair value of MSRs declines with increased prepayments, and lower interest rates are generally one factor that tends to lead to increased prepayments. In managing this risk, Citi economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities and purchased securities classified as trading account assets.

        Citi's MSRs totaled $2.1 billion, $2.6 billion and $4.3 billion at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. As of June 30, 2012, approximately $1.3 billion of MSRs were specific to Citicorp, with the remainder to Citi Holdings. The decrease in the value of Citi's MSRs from the prior-year period primarily reflected the impact from lower interest rates in addition to amortization. The decrease in the value sequentially was due to amortization as well as an increase in servicing costs relating to the servicing of the loans remaining in Citi Holdings. As the mix of loans remaining in Citi Holdings has gradually shifted to more delinquent, non-performing loans, the cost for servicing those loans has increased.

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

Whole Loan Sales

        Citi is exposed to representation and warranty repurchase claims primarily as a result of its whole loan sales to the GSEs and, to a lesser extent, private investors, through its Consumer business (CitiMortgage). To date, the majority of Citi's repurchases has been due to GSE repurchase claims and relate to loans originated from 2006 through 2008, which also represent the vintages with the highest loss severity. An insignificant percentage of repurchases and make-whole payments have been from vintages pre-2006 and post-2008. Citi attributes this to better credit performance of these vintages and to the enhanced underwriting standards implemented in the second half of 2008 and forward.

        During the period 2006 through 2008, Citi sold a total of approximately $336 billion of whole loans, substantially all to the GSEs (this amount has not been adjusted for subsequent borrower repayments of principal, defaults, or repurchase activity to date). The vast majority of these loans were either originated by Citi or purchased from a third-party seller that is no longer financially viable. As discussed below, however, Citi's repurchase reserve takes into account estimated reimbursements, if any, to be received from third-party sellers.

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

  CitiMortgage (principally reflected in Citi Holdings—Local Consumer Lending)

        During the period 2005 through 2008, Citi sold approximately $24.6 billion of loans through private-label mortgage securitization trusts via its Consumer business in CitiMortgage. These $24.6 billion of securitization trusts were composed of approximately $15.4 billion in prime trusts and $9.2 billion in Alt-A trusts, each as classified at issuance. As of June 30, 2012, approximately $9.6 billion of the $24.6 billion remained outstanding as a result of repayments of approximately $13.8 billion and cumulative losses (incurred by the issuing trusts) of approximately $1.2 billion. The remaining outstanding amount is composed of approximately $4.9 billion in prime trusts and approximately $4.7 billion in Alt-A trusts, as classified at issuance. As of June 30, 2012, the remaining outstanding had a 90 days or more delinquency rate in the aggregate of approximately 14.2%. Similar to the whole loan sales discussed above, the vast majority of these loans were either originated by Citi or purchased from a third-party seller that is no longer financially viable. Citi's repurchase reserve takes into account estimated reimbursements to be received, if any, from third-party sellers.

  Legacy S&B Securitizations (principally reflected in Citi Holdings—Special Asset Pool)

        During the period 2005 through 2008, S&B, through its legacy business, sold approximately $66.4 billion of loans through private-label mortgage securitization trusts. These $66.4 billion of securitization trusts were composed of approximately $15.4 billion in prime trusts, $12.4 billion in Alt-A trusts and $38.6 billion in subprime trusts, each as classified at issuance. As of June 30, 2012, approximately $21.6 billion of this amount remained outstanding as a result of repayments of approximately $35.1 billion and cumulative losses (incurred by the issuing trusts) of approximately $9.6 billion (of which approximately $7.3 billion related to loans in subprime trusts). The remaining outstanding amount is composed of approximately $5.6 billion in prime trusts, $4.6 billion in Alt-A trusts and $11.4 billion in subprime trusts, as classified at issuance. As of June 30, 2012, the remaining outstanding had a 90 days or more delinquency rate of approximately 27.0%.

        The mortgages included in the S&B legacy securitizations were primarily purchased from third-party sellers. In connection with these securitization transactions, representations and warranties relating to the mortgages were made either by Citi, by third-party sellers, or both. As of June 30, 2012, where Citi made representations and warranties and received similar representations and warranties from third-party sellers, Citi believes that for the majority of the securitizations backed by prime and Alt-A loan collateral, if Citi received a repurchase claim for those loans, it would have a back-to-back claim against financially viable sellers. However, for the significant majority of the subprime collateral, Citi believes that such sellers would be unlikely to honor back-to-back claims because they are in bankruptcy, liquidation, or financial distress and are thus no longer financially viable. Citi's repurchase reserve takes into account estimated reimbursements to be received, if any, from third-party sellers.

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

        As previously disclosed, the repurchase reserve is based on various assumptions which, as referenced above, are primarily based on Citi's historical repurchase activity with the GSEs. As part of its ongoing review of the assumptions used to estimate its repurchase reserve for whole loan sales, during the second quarter of 2012, Citi refined certain of its assumptions utilized in its estimation process. Specifically, in prior quarters, Citi used loan documentation requests and repurchase claims as a percentage of loan documentation requests in order to estimate future claims. Beginning in the second quarter, Citi now utilizes the historical correlation between underlying loan characteristics (e.g., delinquencies, LTV, loan channel, etc.) and the likelihood of receiving a claim based on those characteristics in developing its claims estimate, which Citi believes is a more granular approach and enhances its claims estimation process. This refinement did not have a material impact on the repurchase reserve balance as of June 30, 2012.

        Accordingly, as of June 30, 2012, the most significant assumptions used to calculate the reserve levels are the: (i) correlation between loan characteristics and repurchase claims; (ii) claims appeal success rates; and (iii) estimated loss per repurchase or make-whole payment. In addition, as previously disclosed, Citi considers reimbursements estimated to be received from third-party sellers, which are generally based on Citi's analysis of its most recent collection trends and the financial solvency or viability of the third-party sellers, in estimating its repurchase reserve.

        During the second quarter of 2012, Citi recorded an additional reserve of $157 million relating to its whole loan sales repurchase exposure. The change in estimate for the second quarter of 2012 primarily resulted from a deterioration in loan performance and increased repurchase activity associated with servicing sold to a third party in the fourth quarter of 2010, where Citi retained the repurchase liability. Citi continues to believe the activity in, and change in estimate relating to its repurchase reserve will remain volatile in the near term.

        As referenced above, the repurchase reserve estimation process for potential whole loan representation and warranty claims is subject to various assumptions. The assumptions used to calculate the repurchase reserve include numerous estimates and judgments and thus contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. For example, Citi estimates that if there were a simultaneous 10% adverse change in each of the significant assumptions noted above, the repurchase reserve in respect of whole loan sales repurchase would increase by approximately $500 million as of June 30, 2012. This potential change is hypothetical and intended to indicate the sensitivity of the repurchase reserve to changes in the key assumptions. Actual changes in the key assumptions may not occur at the same time or to the same degree (e.g., an adverse change in one assumption may be offset by an improvement in another). Citi does not believe it has sufficient information to estimate a range of reasonably possible loss (as defined under ASC 450) relating to its representations and warranties with respect to its whole loan sales.

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

        The pace at which Citi has received repurchase claims for breaches of representations and warranties on its securitizations remains volatile, and has continued to increase. During the second quarter of 2012, Citi recorded an additional repurchase reserve of $85 million relating to private-label securitizations, which was recorded in Citi Holdings—Special Asset Pool (see "Citi Holdings—Special Asset Pool" above). To date, Citi has received repurchase claims at a sporadic and unpredictable rate, and most of the claims received are not yet resolved. Thus, Citi cannot estimate probable future repurchases from such private-label securitizations. Rather, at the present time, Citi views repurchase demands on private-label securitizations as episodic in nature, such that the potential recording of repurchase reserves is currently expected to be analyzed principally on the basis of actual claims received, rather than predictions regarding claims estimated to be received or paid in the future.

        The table below sets forth the activity in the repurchase reserve for each of the quarterly periods below:

	Three Months Ended
In millions of dollars	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Balance, beginning of period	$1,376	$1,188	$1,076	$1,001	$944
Additions for new sales(1)	4	6	7	5	4
Change in estimate(2)	242	335	306	296	224
Utilizations	(146)	(153)	(201)	(226)	(171)

Balance, end of period	$1,476	$1,376	$1,188	$1,076	$1,001

(1)
Reflects new whole loan sales, primarily to the GSEs.

(2)
Change in estimate for the second quarter of 2012 includes $157 million related to whole loan sales to the GSEs and private investors and $85 million related to loans sold through private-label securitizations.

        The following table sets forth the unpaid principal balance of loans repurchased due to representation and warranty claims during each of the quarterly periods below:

	Three Months Ended
In millions of dollars	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
GSEs and others(1)	$202	$101	$110	$162	$167

(1)
Predominantly all of the repurchases related to claims from the GSEs. Also includes repurchases pursuant to private investor and private-label securitization claims.

        In addition to the amounts set forth in the table above, Citi recorded make-whole payments of $91 million, $107 million, $148 million, $171 million and $121 million for the quarterly periods ended June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011 and June 30, 2011, respectively. Predominately all of these make-whole payments were to the GSEs.

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

        The following table sets forth the original principal balance of representation and warranty claims by claimant, as well as the original principal balance of unresolved claims by claimant, for each of the quarterly periods below:

	Claims during the three months ended
In millions of dollars	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
GSEs and others(1)	$1,330	$1,291	$712	$806	$952
Mortgage insurers(2)	90	23	35	54	39

Total	$1,420	$1,314	$747	$860	$991

	Unresolved claims at
In millions of dollars	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
GSEs and others(1)	$2,529	$2,019	$1,536	$1,593	$2,015
Mortgage insurers(2)	15	8	15	24	29

Total	$2,544	$2,027	$1,551	$1,617	$2,044

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

        For additional information regarding Citi's potential mortgage repurchase liability, see Note 21 to the Consolidated Financial Statements below.

North America Cards

Overview

        As of June 30, 2012, Citi's North America cards portfolio primarily consists of its Citi-branded cards and Citi retail services portfolios in Citicorp. As of June 30, 2012, the Citicorp Citi-branded cards portfolio totaled approximately $73 billion while the Citi retail services portfolio was approximately $37 billion. See Note 12 to the Consolidated Financial Statements below for a discussion of Citi's significant cards modification programs.

North America Cards Quarterly Credit Trends—Delinquencies and Net Credit Losses

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citigroup's North America Citi-branded cards and Citi retail services portfolios in Citicorp. The 90+ days past due delinquency and net credit loss rates in Citi-branded and Citi retail services cards decreased on a sequential basis. Citi expects some continued improvement in these metrics, although at a slower pace as the portfolios have largely stabilized.

North America Cards—Loan Loss Reserve Coverage

        At June 30, 2012, approximately $8.3 billion of Citi's total loan loss reserves of $27.6 billion was allocated to Citi's North America cards portfolios, representing approximately 17 months of coincident net credit loss coverage as of such date.

CONSUMER LOAN DETAILS

Consumer Loan Delinquency Amounts and Ratios

	Total loans(1)	90+ days past due(2)			30-89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	June 2012	June 2012	March 2012	June 2011	June 2012	March 2012	June 2011
Citicorp(3)(4)
Total	$284.4	$3,058	$3,310	$3,705	$3,449	$3,726	$4,293
Ratio		1.08%	1.16%	1.33%	1.22%	1.31%	1.54%

Retail banking
Total	$139.0	$837	$811	$812	$1,049	$1,032	$1,088
Ratio		0.61%	0.58%	0.63%	0.76%	0.74%	0.85%
North America	40.9	294	260	211	215	183	209
Ratio		0.74%	0.66%	0.63%	0.54%	0.47%	0.62%
EMEA	4.6	49	62	76	78	92	132
Ratio		1.07%	1.38%	1.62%	1.70%	2.04%	2.81%
Latin America	25.9	253	244	259	316	323	301
Ratio		0.98%	0.93%	1.12%	1.22%	1.24%	1.30%
Asia	67.6	241	245	266	440	434	446
Ratio		0.36%	0.36%	0.40%	0.65%	0.63%	0.66%

Cards
Total	$145.4	$2,221	$2,499	$2,893	$2,400	$2,694	$3,205
Ratio		1.53%	1.71%	1.92%	1.65%	1.84%	2.13%
North America—Citi-branded	72.7	830	982	1,214	744	887	1,142
Ratio		1.14%	1.35%	1.62%	1.02%	1.22%	1.52%
North America—Citi retail services	36.6	721	845	913	852	995	1,171
Ratio		1.97%	2.30%	2.38%	2.33%	2.71%	3.06%
EMEA	2.8	43	43	54	61	65	72
Ratio		1.54%	1.48%	1.80%	2.18%	2.24%	2.40%
Latin America	13.7	405	405	462	428	426	469
Ratio		2.96%	2.83%	3.25%	3.12%	2.98%	3.30%
Asia	19.6	222	224	250	315	321	351
Ratio		1.13%	1.14%	1.25%	1.61%	1.64%	1.76%

Citi Holdings—Local Consumer Lending(5)(6)
Total	$123.9	$5,354	$5,648	$6,048	$4,614	$4,598	$6,061
Ratio		4.66%	4.70%	4.07%	4.02%	3.83%	4.08%
International	9.3	363	428	530	453	519	726
Ratio		3.90%	4.20%	3.21%	4.87%	5.09%	4.40%
North America	114.6	4,991	5,220	5,518	4,161	4,079	5,335
Ratio		4.71%	4.75%	4.18%	3.93%	3.71%	4.04%

Total Citigroup (excluding Special Asset Pool)	$408.3	$8,412	$8,958	$9,753	$8,063	$8,324	$10,354
Ratio		2.11%	2.21%	2.28%	2.03%	2.06%	2.42%

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

(4)
The 90+ days and 30-89 days past due and related ratios for North America Regional Consumer Banking exclude U.S. mortgage loans that are guaranteed by U.S. government entities since the potential loss predominantly resides within the U.S. government entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $748 million ($1.2 billion), $718 million ($1.3 billion) and $400 million ($0.9 billion) at June 30, 2012, March 31, 2012 and June 30, 2011, respectively. The amounts excluded for loans 30-89 days past due (end-of-period loans have the same adjustment as above) were $124 million, $121 million and $77 million, at June 30, 2012, March 31, 2012 and June 30, 2011, respectively.

(5)
The 90+ days and 30-89 days past due and related ratios for North America LCL exclude U.S. mortgage loans that are guaranteed by U.S. government entities since the potential loss predominantly resides within the U.S. entities. The amounts excluded for loans 90+ days past due and (EOP loans) for each period were $4.3 billion ($7.4 billion), $4.4 billion ($7.7 billion) and $4.6 billion ($8.3 billion) at June 30, 2012, March 31, 2012 and June 30, 2011, respectively. The amounts excluded for loans 30-89 days past due (end-of-period loans have the same adjustment as above) for each period were $1.3 billion, $1.3 billion, and $1.6 billion, at June 30, 2012, March 31, 2012 and June 30, 2011, respectively.

(6)
The June 30, 2012, March 31, 2012 and June 30, 2011 loans 90+ days past due and 30-89 days past due and related ratios for North America exclude $1.2 billion, $1.3 billion and $1.4 billion, respectively, of loans that are carried at fair value.

Consumer Loan Net Credit Losses and Ratios

		Net credit losses(2)
	Average loans(1) 2Q12
In millions of dollars, except average loan amounts in billions		2Q12	1Q12	2Q11
Citicorp
Total	$282.6	$2,124	$2,278	$2,832
Ratio		3.02%	3.19%	4.12%

Retail banking
Total	$138.5	$276	$282	$302
Ratio		0.80%	0.81%	0.95%
North America	41.1	62	62	79
Ratio		0.61%	0.62%	0.94%
EMEA	4.7	7	12	23
Ratio		0.60%	1.10%	2.05%
Latin America	25.2	135	143	117
Ratio		2.15%	2.24%	2.07%
Asia	67.5	72	65	83
Ratio		0.43%	0.38%	0.50%

Cards
Total	$144.1	$1,848	$1,996	$2,530
Ratio		5.16%	5.41%	6.84%
North America—Citi-branded	71.7	840	902	1,231
Ratio		4.71%	4.94%	6.71%
North America—retail services	36.5	609	665	826
Ratio		6.71%	7.11%	8.70%
EMEA	2.8	7	17	23
Ratio		1.01%	2.44%	3.08%
Latin America	13.6	265	287	308
Ratio		7.84%	8.02%	8.82%
Asia	19.5	127	125	142
Ratio		2.62%	2.51%	2.89%

Citi Holdings—Local Consumer Lending
Total	$126.7	$1,289	$1,752	$1,946
Ratio		4.09%	5.31%	4.72%
International	9.6	154	171	286
Ratio		6.45%	6.43%	6.41%
North America	117.1	1,135	1,581	1,660
Ratio		3.90%	5.21%	4.51%

Total Citigroup (excluding Special Asset Pool)	$409.3	$3,413	$4,030	$4,778
Ratio		3.35%	3.86%	4.35%

(1)
Average loans include interest and fees on credit cards.

(2)
The ratios of net credit losses are calculated based on average loans, net of unearned income.

 CORPORATE LOAN DETAILS

        For corporate clients and investment banking activities across Citigroup, the credit process is grounded in a series of fundamental policies, in addition to those described under "Managing Global Risk—Risk Management—Overview" in Citi's 2011 Annual Report on Form 10-K. These include:

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

Corporate Credit Portfolio

        The following table represents the Corporate credit portfolio (excluding Private Bank in Securities and Banking), before consideration of collateral, by maturity at June 30, 2012 and December 31, 2011. The Corporate credit portfolio is broken out by direct outstandings, which include drawn loans, overdrafts, interbank placements, bankers' acceptances and leases, and unfunded commitments, which include unused commitments to lend, letters of credit and financial guarantees.

	At June 30, 2012				At December 31, 2011
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$190	$68	$16	$274	$177	$62	$13	$252
Unfunded lending commitments	140	166	20	326	144	151	21	316

Total	$330	$234	$36	$600	$321	$213	$34	$568

Portfolio Mix

        Citi's Corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of direct outstandings and unfunded commitments by region:

	June 30, 2012	December 31, 2011
North America	46%	47%
EMEA	28	27
Asia	18	18
Latin America	8	8

Total	100%	100%

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

        The following table presents the Corporate credit portfolio by facility risk rating at June 30, 2012 and December 31, 2011, as a percentage of the total portfolio:

	Direct outstandings and unfunded commitments
	June 30, 2012	December 31, 2011
AAA/AA/A	55%	55%
BBB	29	29
BB/B	13	13
CCC or below	2	2
Unrated	1	1

Total	100%	100%

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

	Direct outstandings and unfunded commitments
	June 30, 2012	December 31, 2011
Transportation and industrial	18%	16%
Petroleum, energy, chemical and metal	17	17
Public Sector	17	19
Banks/broker-dealers	13	13
Consumer retail and health	13	13
Technology, media and telecom	8	8
Insurance and special purpose vehicles	5	5
Hedge funds	4	4
Real estate	3	3
Other industries(1)	2	2

Total	100%	100%

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

        At June 30, 2012 and December 31, 2011, $41.3 billion and $41.5 billion, respectively, of credit risk exposures were economically hedged. Citigroup's expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded commitments above do not reflect the impact of these hedging transactions. At June 30, 2012 and December 31, 2011, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution:

Rating of Hedged Exposure

	June 30, 2012	December 31, 2011
AAA/AA/A	36%	41%
BBB	46	45
BB/B	16	13
CCC or below	2	1

Total	100%	100%

        At June 30, 2012 and December 31, 2011, the credit protection was economically hedging underlying credit exposures with the following industry distribution:

Industry of Hedged Exposure

	June 30, 2012	December 31, 2011
Transportation and industrial	22%	22%
Petroleum, energy, chemical and metal	20	22
Consumer retail and health	17	15
Public sector	13	12
Technology, media and telecom	11	12
Banks/broker-dealers	10	10
Insurance and special purpose vehicles	4	5
Other industries(1)	3	2

Total	100%	100%

(1)
Includes all other industries, none of which is greater than 2% of the total hedged amount.

EXPOSURE TO COMMERCIAL REAL ESTATE

        Through their business activities and as capital markets participants, ICG and, to a lesser extent, SAP and BAM, incur exposures that are directly or indirectly tied to the commercial real estate (CRE) market. In addition, each of LCL and GCB hold loans that are collateralized by CRE. These exposures are represented primarily by the following three categories:

        (1)   Assets held at fair value included approximately $4.9 billion at June 30, 2012, of which approximately $3.5 billion are securities, loans and other items linked to CRE that are carried at fair value as Trading account assets, approximately $1.4 billion are securities backed by CRE carried at fair value as available-for-sale (AFS) investments, and approximately $0.1 billion are other exposures classified as Other assets. Changes in fair value for these trading account assets are reported in current earnings, while for AFS investments change in fair value are reported in Accumulated other comprehensive income with credit-related other-than-temporary impairments reported in current earnings.

        These exposures are generally classified as Level 2 or Level 3 in the fair value hierarchy. Generally, the portfolio classified as Level 2 relates to exposures in markets with observable liquidity, while the Level 3 portfolio represents exposures with reduced liquidity. See Note 19 to the Consolidated Financial Statements.

        (2)   Assets held at amortized cost include approximately $1.2 billion of securities classified as held-to-maturity (HTM) and approximately $26.6 billion of loans and commitments each as of June 30, 2012. HTM securities are accounted for at amortized cost, subject to an other-than-temporary impairment evaluation. Loans and commitments are recorded at amortized cost. The impact of changes in credit is reflected in the calculation of the allowance for loan losses and in net credit losses.

        (3)   Equity and other investments include approximately $3.6 billion of equity and other investments (such as limited partner fund investments) at June 30, 2012 that are accounted for under the equity method, which recognizes gains or losses based on the investor's share of the net income (loss) of the investee.

        The following table provides a summary of Citigroup's global CRE funded and unfunded exposures at June 30, 2012 and December 31, 2011:

In billions of dollars	June 30, 2012	December 31, 2011
Institutional Clients Group
CRE exposures carried at fair value (including AFS securities)	$4.3	$4.6
Loans and unfunded commitments	21.2	19.9
HTM securities	1.2	1.2
Equity method investments	3.4	3.4

Total ICG	$30.1	$29.1

Special Asset Pool
CRE exposures carried at fair value (including AFS securities)	$0.3	$0.4
Loans and unfunded commitments	1.7	2.4
Equity method investments	0.2	0.2

Total SAP	$2.2	$3.0

Global Consumer Banking
Loans and unfunded commitments	$3.2	$2.9

Local Consumer Lending
Loans and unfunded commitments	$0.5	$1.0

Brokerage and Asset Management
CRE exposures carried at fair value	$0.3	$0.5

Total Citigroup	$36.3	$36.5

        The above table represents the vast majority of Citi's direct exposure to CRE. There may be other transactions that have indirect exposures to CRE that are not reflected in this table.

MARKET RISK

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary. Liquidity risk is the risk that an entity may be unable to meet a financial commitment to a customer, creditor, or investor when due. Liquidity risk is discussed in "Capital Resources and Liquidity—Funding and Liquidity" above and in Citi's 2011 Annual Report on Form 10-K. Price risk is the earnings risk from changes in interest rates, foreign exchange rates, equity and commodity prices, and in their implied volatilities. Price risk arises in Citi's non-trading portfolios, as well as its trading portfolios.

Non-Trading Portfolios—Interest Rate Exposure (IRE)

        The exposures in the following table represent the approximate annualized risk to Citi's net interest revenue assuming an unanticipated parallel instantaneous 100 bps change, as well as a more gradual 100 bps (25 bps per quarter) parallel change in interest rates compared with the market forward interest rates in selected currencies. When approximating the impact of a gradual change in interest rates, it is assumed that any new business flows are hedged at the time of commitment.

	June 30, 2012		March 31, 2012		June 30, 2011
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar(1)
Instantaneous change	$691	NM	$302	NM	$166	NM
Gradual change	342	NM	192	NM	110	NM

Mexican peso
Instantaneous change	$42	$(42)	$59	$(59)	$123	$(123)
Gradual change	34	(34)	44	(44)	79	(79)

Euro
Instantaneous change	$32	NM	$39	NM	$50	$(48)
Gradual change	20	NM	23	NM	30	(30)

Japanese yen
Instantaneous change	$79	NM	$89	NM	$87	NM
Gradual change	46	NM	52	NM	51	NM

Pound sterling
Instantaneous change	$46	NM	$38	NM	$45	NM
Gradual change	29	NM	24	NM	25	NM

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the table. The U.S. dollar IRE associated with these businesses was $(137) million for a 100 basis point instantaneous increase in interest rates as of June 30, 2012.

NM
Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the yield curve.

        The changes in the U.S. dollar IRE from the prior quarter reflected the impact of continued lower rates, changes in balance sheet composition, and regular updates of behavioral assumptions for customer-related assets and liabilities. The changes from the prior-year period also reflected the impact of lower rates, debt issuance and swapping activities, repositioning of the liquidity portfolio and regular updates of behavioral assumptions for mortgages.

        The following table shows the risk to net interest revenue from six different changes in the implied-forward rates for the U.S. dollar. Each scenario assumes that the rate change will occur on a gradual basis every three months over the course of one year.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	—	100	200	(200)	(100)	—
10-year rate change (bps)	(100)	—	100	(100)	—	100

Impact to net interest revenue (in millions of dollars)	$(599)	$356	$710	NM	NM	$(149)

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

        Citi uses Monte Carlo simulation, which it believes is conservatively calibrated to incorporate the greater of short-term (most recent month) and long-term (three years) market volatility. The Monte Carlo simulation involves approximately 300,000 market factors, making use of 180,000 time series, with risk sensitivities updated daily and model parameters updated weekly.

        The conservative features of the VAR calibration contribute approximately 15% add-on to what would be a VAR estimated under the assumption of stable and perfectly normally distributed markets. Under normal and stable market conditions, Citi would thus expect the number of days where trading losses exceed its VAR to be less than two or three exceptions per year. Periods of unstable market conditions could increase the number of these exceptions. During the last four quarters, there was one back-testing exception where trading losses exceeded the VAR estimate at the Citigroup level (back-testing is the process in which the daily VAR of a portfolio is compared to the actual daily change in the market value of transactions).

        As set forth in the table below, Citi's total trading and credit portfolios VAR was $143 million, $160 million and $203 million at June 30, 2012, March 31, 2012 and June 30, 2011, respectively. Daily total trading and credit portfolio VAR averaged $149 million in the second quarter of 2012 and ranged between $135 million to $172 million. The decrease in Citi's average total trading and credit portfolio VAR from the prior-year period as well as quarter-over-quarter was primarily driven by regular changes in VAR model parameters. Specifically, as Citi disclosed in its First Quarter 2012 Form 10-Q filed with the U.S. Securities and Exchange Commission on May 4, 2012, the relatively higher volatilities from 2008 and 2009 are no longer included in the three-year volatility time series used in the VAR calculation.

In millions of dollars	June 30, 2012	Second Quarter 2012 Average	March 31, 2012	First Quarter 2012 Average	June 30, 2011	Second Quarter 2011 Average
Interest rate	$122	$119	$126	$135	$232	$202
Foreign exchange	42	40	45	40	38	46
Equity	21	31	36	35	42	45
Commodity	17	18	18	14	19	24
Diversification benefit(1)	(86)	(86)	(91)	(93)	(129)	(138)

Total Trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$116	$122	$134	$131	$202	$179

Specific risk-only component(3)	$23	$17	$14	$23	$14	$19

Total—general market factors only	$93	$105	$120	$108	$188	$160

Incremental Impact of Credit Portfolios(4)	$27	$27	$26	$47	$1	$7

Total Trading and Credit Portfolios VAR	$143	$149	$160	$178	$203	$186

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

(3)
The specific risk-only component represents the level of equity and fixed income issuer-specific risk embedded in VAR.

(4)
The credit portfolio is composed of the asset side of the CVA derivative exposures and all associated CVA hedges. DVA is not included. It additionally includes hedges to the loan portfolio, fair value option loans, and tail hedges that are not explicitly hedging the trading book.

        The table below provides the range of market factor VARs for total trading VAR, inclusive of specific risk, across the following quarters:

	Second quarter 2012		First quarter 2012		Second quarter 2011
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$109	$149	$117	$147	$148	$238
Foreign exchange	32	53	32	53	29	66
Equity	21	43	24	59	19	81
Commodity	13	21	10	19	18	32

        The following table provides the VAR for S&B for the periods indicated:

In millions of dollars	June 30, 2012	March 31, 2012
Total—All market risk factors, including general and specific risk(1)	$109	$129

Average—during quarter	$115	$120
High—during quarter	145	142
Low—during quarter	100	108

(1)
S&B VAR excludes all risk associated with CVA (derivative counterparty CVA and hedges of CVA) and hedges to the loan portfolio.

 INTEREST REVENUE/EXPENSE AND YIELDS

In millions of dollars, except as otherwise noted	2nd Qtr. 2012		1st Qtr. 2012		2nd Qtr. 2011		Change 2Q12 vs. 2Q11
Interest revenue	$17,173		$17,671		$18,706		(8)%
Interest expense	5,436		5,553		6,436		(16)

Net interest revenue(1)(2)	$11,737		$12,118		$12,270		(4)%

Interest revenue—average rate	4.11%		4.23%		4.29%		(18	) bps
Interest expense—average rate	1.55		1.57		1.69		(14	) bps
Net interest margin	2.81		2.90		2.82		(1)	bps

Interest-rate benchmarks
Federal Funds rate—end of period	0.00-0.25%		0.00-0.25%		0.00-0.25%		—
Federal Funds rate—average rate	0.00-0.25		0.00-0.25		0.00-0.25		—

Two-year U.S. Treasury note—average rate	0.29%		0.29%		0.56%		(27	) bps
10-year U.S. Treasury note—average rate	1.83		2.04		3.20		(137	) bps

10-year vs. two-year spread	154	bps	175	bps	264	bps

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $144 million, $171 million, and $122 million for the three months ended June 30, 2012, March 31, 2012 and June 30, 2011, respectively.

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

        During the second quarter of 2012, Citi's NIM decreased by approximately 9 basis points from the first quarter of 2012. The sequential decrease in NIM was primarily due to increased trading assets with lower yields, which supported increased client activity, the absence of a reserve release in the Japan Consumer Finance business in the prior quarter and higher than anticipated pre-payments in North America cards during the current quarter (primarily in higher rate accounts, as consumers continued to deleverage), which had largely stabilized by quarter-end. These decreases were partly offset by a continued decline in Citi's overall funding costs. Absent any significant items, Citi believes its NIM will continue to reflect the pressure of a low interest rate environment and subsequent changes in its portfolios. Accordingly, Citi expects NIM to remain fairly stable to end-of-second-quarter levels.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars, except rates	2nd Qtr. 2012	1st Qtr. 2012	2nd Qtr. 2011	2nd Qtr. 2012	1st Qtr. 2012	2nd Qtr. 2011	2nd Qtr. 2012	1st Qtr. 2012	2nd Qtr. 2011
Assets
Deposits with banks(5)	$160,820	$160,751	$173,728	$331	$367	$460	0.83%	0.92%	1.06%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$158,267	$153,655	$166,793	$380	$376	$360	0.97%	0.98%	0.87%
In offices outside the U.S.(5)	127,781	128,233	113,356	667	567	543	2.10	1.78	1.92

Total	$286,048	$281,888	$280,149	$1,047	$943	$903	1.47%	1.35%	1.29%

Trading account assets(7)(8)
In U.S. offices	$124,160	$118,932	$124,366	$988	$959	$1,107	3.20%	3.24%	3.57%
In offices outside the U.S.(5)	127,239	128,065	154,170	753	779	1,128	2.38	2.45	2.93

Total	$251,399	$246,997	$278,536	$1,741	$1,738	$2,235	2.79%	2.83%	3.22%

Investments
In U.S. offices
Taxable	$164,847	$171,912	$175,106	$706	$762	$818	1.72%	1.78%	1.87%
Exempt from U.S. income tax	15,039	14,604	13,319	194	211	219	5.19	5.81	6.60
In offices outside the U.S.(5)	113,924	113,241	129,960	1,034	1,027	1,181	3.65	3.65	3.64

Total	$293,810	$299,757	$318,385	$1,934	$2,000	$2,218	2.65%	2.68%	2.79%

Loans (net of unearned income)(9)
In U.S. offices	$359,902	$360,147	$370,513	$6,714	$6,905	$7,302	7.50%	7.71%	7.90%
In offices outside the U.S.(5)	286,334	286,864	275,681	5,274	5,580	5,472	7.41	7.82	7.96

Total	$646,236	$647,011	$646,194	$11,988	$12,485	$12,774	7.46%	7.76%	7.93%

Other interest-earning assets	$43,420	$43,229	$50,432	$132	$138	$116	1.22%	1.28%	0.92%

Total interest-earning assets	$1,681,733	$1,679,633	$1,747,424	$17,173	$17,671	$18,706	4.11%	4.23%	4.29%

Non-interest-earning assets(7)	234,352	232,186	234,882
Total assets from discontinued operations	—	—	—

Total assets	$1,916,085	$1,911,819	$1,982,306

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $144 million, $171 million, and $122 million for the three months ended June 30, 2012, March 31, 2012 and June 30, 2011, respectively.

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

(9)
Includes cash-basis loans.

 AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars, except rates	2nd Qtr. 2012	1st Qtr. 2012	2nd Qtr. 2011	2nd Qtr. 2012	1st Qtr. 2012	2nd Qtr. 2011	2nd Qtr. 2012	1st Qtr. 2012	2nd Qtr. 2011
Liabilities
Deposits
In U.S. offices(5)	$228,957	$225,781	$223,961	$443	$550	$595	0.78%	0.98%	1.07%
In offices outside the U.S.(6)	487,546	469,884	499,800	1,443	1,472	1,635	1.19	1.26	1.31

Total	$716,503	$695,665	$723,761	$1,886	$2,022	$2,230	1.06%	1.17%	1.24%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$121,713	$118,082	$118,376	$270	$186	$241	0.89%	0.63%	0.82%
In offices outside the U.S.(6)	103,074	101,250	103,323	628	509	692	2.45	2.02	2.69

Total	$224,787	$219,332	$221,699	$898	$695	$933	1.61%	1.27%	1.69%

Trading account liabilities(8)(9)
In U.S. offices	$30,896	$31,624	$37,731	$37	$32	$114	0.48%	0.41%	1.21%
In offices outside the U.S.(6)	51,517	44,902	54,114	15	21	54	0.12	0.19	0.40

Total	$82,413	$76,526	$91,845	$52	$53	$168	0.25%	0.28%	0.73%

Short-term borrowings
In U.S. offices	$81,760	$84,569	$91,339	$69	$38	$27	0.34%	0.18%	0.12%
In offices outside the U.S.(6)	30,253	31,196	38,055	114	170	141	1.52	2.19	1.49

Total	$112,013	$115,765	$129,394	$183	$208	$168	0.66%	0.72%	0.52%

Long-term debt(10)
In U.S. offices	$260,276	$295,540	$339,033	$2,353	$2,455	$2,735	3.64%	3.34%	3.24%
In offices outside the U.S.(6)	15,025	15,599	19,348	64	120	202	1.71	3.09	4.19

Total	$275,301	$311,139	$358,381	$2,417	$2,575	$2,937	3.53%	3.33%	3.29%

Total interest-bearing liabilities	$1,411,017	$1,418,427	$1,525,080	$5,436	$5,553	$6,436	1.55%	1.57%	1.69%

Demand deposits in U.S. offices	$11,166	$13,031	$19,644
Other non-interest-bearing liabilities(8)	309,169	297,936	260,873
Total liabilities from discontinued operations	—	—	—

Total liabilities	$1,731,352	$1,729,394	$1,805,597

Citigroup stockholders' equity(11)	$182,807	$180,702	$174,628
Noncontrolling interest	1,926	1,723	2,081

Total equity(11)	$184,733	$182,425	$176,709

Total liabilities and stockholders' equity	$1,916,085	$1,911,819	$1,982,306

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$938,962	$954,428	$992,942	$5,959	$6,134	$6,265	2.55%	2.58%	2.53%
In offices outside the U.S.(6)	742,771	725,205	754,482	5,778	5,984	6,005	3.13	3.32	3.19

Total	$1,681,733	$1,679,633	$1,747,424	$11,737	$12,118	$12,270	2.81%	2.90%	2.82%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $144 million, $171 million, and $122 million for the three months ended June 30, 2012, March 31, 2012 and June 30, 2011, respectively.

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

(4)
Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(5)
Consists of Other time deposits and Savings deposits. Saving deposits are made up of insured money market accounts, NOW accounts, and other savings deposits. The interest expense on Savings deposits includes FDIC deposit insurance fees and charges.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume		Interest revenue		% Average rate
In millions of dollars, except rates	Six Months 2012	Six Months 2011	Six Months 2012	Six Months 2011	Six Months 2012	Six Months 2011
Assets
Deposits with banks(5)	$160,786	$176,619	$698	$919	0.87%	1.05%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$155,961	$158,917	$756	$752	0.97%	0.95%
In offices outside the U.S.(5)	128,007	108,763	1,234	989	1.94	1.83

Total	$283,968	$267,680	$1,990	$1,741	1.41%	1.31%

Trading account assets(7)(8)
In U.S. offices	$121,546	$128,191	$1,947	$2,240	3.22%	3.52%
In offices outside the U.S.(5)	127,652	149,289	1,532	2,028	2.41	2.74

Total	$249,198	$277,480	$3,479	$4,268	2.81%	3.10%

Investments
In U.S. offices
Taxable	$168,380	$175,488	$1,468	$1,768	1.75%	2.03%
Exempt from U.S. income tax	14,822	13,158	405	492	5.49	7.54
In offices outside the U.S.(5)	113,582	130,750	2,061	2,466	3.65	3.80

Total	$296,784	$319,396	$3,934	$4,726	2.67%	2.98%

Loans (net of unearned income)(9)
In U.S. offices	$360,025	$373,612	$13,619	$14,747	7.61%	7.96%
In offices outside the U.S.(5)	286,599	269,000	10,854	10,315	7.62	7.73

Total	$646,624	$642,612	$24,473	$25,062	7.61%	7.86%

Other interest-earning assets	$43,323	$49,963	$270	$267	1.25%	1.08%

Total interest-earning assets	$1,680,683	$1,733,750	$34,844	$36,983	4.17%	4.30%

Non-interest-earning assets(7)	233,269	232,982
Total assets from discontinued operations	—	1,336

Total assets	$1,913,952	$1,968,068

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $315 million and $246 million for the six months ended June 30, 2012 and 2011, respectively.

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

(9)
Includes cash-basis loans.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume		Interest expense		% Average rate
In millions of dollars, except rates	Six Months 2012	Six Months 2011	Six Months 2012	Six Months 2011	Six Months 2012	Six Months 2011
Liabilities
Deposits
In U.S. offices(5)	$227,369	$224,560	$993	$1,095	0.88%	0.98%
In offices outside the U.S.(6)	478,715	495,162	2,915	3,149	1.22	1.28

Total	$706,084	$719,722	$3,908	$4,244	1.11%	1.19%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$119,897	$118,345	$456	$416	0.76%	0.71%
In offices outside the U.S.(6)	102,162	100,313	1,137	1,254	2.24	2.52

Total	$222,059	$218,658	$1,593	$1,670	1.44%	1.54%

Trading account liabilities(8)(9)
In U.S. offices	$31,260	$36,296	$69	$165	0.44%	0.92%
In offices outside the U.S.(6)	48,210	50,014	36	87	0.15	0.35

Total	$79,470	$86,310	$105	$252	0.27%	0.59%

Short-term borrowings
In U.S. offices	$83,164	$92,684	$107	$96	0.26%	0.21%
In offices outside the U.S.(6)	30,725	39,142	284	242	1.86	1.25

Total	$113,889	$131,826	$391	$338	0.69%	0.52%

Long-term debt(10)
In U.S. offices	$277,908	$343,296	$4,808	$5,584	3.48%	3.28%
In offices outside the U.S.(6)	15,312	19,819	184	399	2.42	4.06

Total	$293,220	$363,115	$4,992	$5,983	3.42%	3.32%

Total interest-bearing liabilities	$1,414,722	$1,519,631	$10,989	$12,487	1.56%	1.66%

Demand deposits in U.S. offices	$12,099	$19,230
Other non-interest-bearing liabilities(8)	303,552	256,266
Total liabilities from discontinued operations	—	20

Total liabilities	$1,730,373	$1,795,147

Citigroup stockholders' equity(11)	$181,755	$170,702
Noncontrolling interest	1,824	2,219

Total equity(11)	$183,579	$172,921

Total liabilities and stockholders' equity	$1,913,952	$1,968,068

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$946,695	$989,464	$12,093	$12,974	2.57%	2.64%
In offices outside the U.S.(6)	733,988	744,286	11,762	11,522	3.22	3.12

Total	$1,680,683	$1,733,750	$23,855	$24,496	2.85%	2.85%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $315 million and $246 million for the six months ended June 30, 2012 and 2011, respectively.

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

(4)
Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(5)
Consists of Other time deposits and Savings deposits. Saving deposits are made up of insured money market accounts, NOW accounts, and other savings deposits. The interest expense on Savings deposits includes FDIC deposit insurance fees and charges.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

 ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	2nd Qtr. 2012 vs. 1st Qtr. 2012			2nd Qtr. 2012 vs. 2nd Qtr. 2011
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$—	$(36)	$(36)	$(32)	$(97)	$(129)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$11	$(7)	$4	$(19)	$39	$20
In offices outside the U.S.(4)	(2)	102	100	73	51	124

Total	$9	$95	$104	$54	$90	$144

Trading account assets(5)
In U.S. offices	$42	$(13)	$29	$(2)	$(117)	$(119)
In offices outside the U.S.(4)	(5)	(21)	(26)	(179)	(196)	(375)

Total	$37	$(34)	$3	$(181)	$(313)	$(494)

Investments(1)
In U.S. offices	$(34)	$(39)	$(73)	$(46)	$(91)	$(137)
In offices outside the U.S.(4)	6	1	7	(146)	(1)	(147)

Total	$(28)	$(38)	$(66)	$(192)	$(92)	$(284)

Loans (net of unearned income)(6)
In U.S. offices	$(5)	$(186)	$(191)	$(205)	$(383)	$(588)
In offices outside the U.S.(4)	(10)	(296)	(306)	206	(404)	(198)

Total	$(15)	$(482)	$(497)	$1	$(787)	$(786)

Other interest-earning assets	1	(7)	(6)	(18)	34	16

Total interest revenue	$4	$(502)	$(498)	$(368)	$(1,165)	$(1,533)

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

(6)
Includes cash-basis loans.

 ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	2nd Qtr. 2012 vs. 1st Qtr. 2012			2nd Qtr. 2012 vs. 2nd Qtr. 2011
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$8	$(115)	$(107)	$13	$(165)	$(152)
In offices outside the U.S.(4)	54	(83)	(29)	(39)	(153)	(192)

Total	$62	$(198)	$(136)	$(26)	$(318)	$(344)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$6	$78	$84	$7	$22	$29
In offices outside the U.S.(4)	9	110	119	(2)	(62)	(64)

Total	$15	$188	$203	$5	$(40)	$(35)

Trading account liabilities(5)
In U.S. offices	$(1)	$6	$5	$(18)	$(59)	$(77)
In offices outside the U.S.(4)	3	(9)	(6)	(2)	(37)	(39)

Total	$2	$(3)	$(1)	$(20)	$(96)	$(116)

Short-term borrowings
In U.S. offices	$(1)	$32	$31	$(3)	$45	$42
In offices outside the U.S.(4)	(5)	(51)	(56)	(29)	2	(27)

Total	$(6)	$(19)	$(25)	$(32)	$47	$15

Long-term debt
In U.S. offices	$(308)	$206	$(102)	$(686)	$304	$(382)
In offices outside the U.S.(4)	(4)	(52)	(56)	(38)	(100)	(138)

Total	$(312)	$154	$(158)	$(724)	$204	$(520)

Total interest expense	$(239)	$122	$(117)	$(797)	$(203)	$(1,000)

Net interest revenue	$243	$(624)	$(381)	$429	$(962)	$(533)

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

 ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)

	Six Months 2012 vs. Six Months 2011
	Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)
Deposits at interest with banks(4)	$(78)	$(143)	$(221)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(14)	$18	$4
In offices outside the U.S.(4)	183	62	245

Total	$169	$80	$249

Trading account assets(5)
In U.S. offices	$(112)	$(181)	$(293)
In offices outside the U.S.(4)	(275)	(221)	(496)

Total	$(387)	$(402)	$(789)

Investments(1)
In U.S. offices	$(64)	$(323)	$(387)
In offices outside the U.S.(4)	(314)	(91)	(405)

Total	$(378)	$(414)	$(792)

Loans (net of unearned income)(6)
In U.S. offices	$(526)	$(602)	$(1,128)
In offices outside the U.S.(4)	668	(129)	539

Total	$142	$(731)	$(589)

Other interest-earning assets	$(38)	$41	$3

Total interest revenue	$(570)	$(1,569)	$(2,139)

Deposits(7)
In U.S. offices	$14	$(116)	$(102)
In offices outside the U.S.(4)	(103)	(131)	(234)

Total	$(89)	$(247)	$(336)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$6	$34	$40
In offices outside the U.S.(4)	23	(140)	(117)

Total	$29	$(106)	$(77)

Trading account liabilities(5)
In U.S. offices	$(20)	$(76)	$(96)
In offices outside the U.S.(4)	(3)	(48)	(51)

Total	$(23)	$(124)	$(147)

Short-term borrowings
In U.S. offices	$(11)	$22	$11
In offices outside the U.S.(4)	(60)	102	42

Total	$(71)	$124	$53

Long-term debt
In U.S. offices	$(1,114)	$338	$(776)
In offices outside the U.S.(4)	(78)	(137)	(215)

Total	$(1,192)	$201	$(991)

Total interest expense	$(1,346)	$(152)	$(1,498)

Net interest revenue	$776	$(1,417)	$(641)

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

(6)
Includes cash-basis loans.

(7)
The interest expense on deposits includes the FDIC assessment and deposit insurance fees and charges of $669 million and $587 million for the six months ended June 30, 2012 and 2011, respectively.

COUNTRY RISK

Overview

        Country risk is the risk that an event in a country (precipitated by developments within or external to a country) will impair the value of Citi's franchise or will adversely affect the ability of obligors within that country to honor their obligations to Citi, any of which could negatively impact Citi's results of operations or financial condition. Country risk events may include sovereign defaults, banking defaults or crises, redenomination events (which could be accompanied by a revaluation (either devaluation or appreciation) of the affected currency), currency crises, foreign exchange controls and/or political events. See also "Risk Factors—Market and Economic Risks" in Citigroup's 2011 Annual Report on Form 10-K.

        Citi assesses the risk of loss associated with its various country exposures on a regular basis. These analyses take into consideration alternative scenarios that may unfold, as well as specific characteristics of Citi's portfolio, such as transaction structure and collateral. For additional information relating to Citi's risk management practices, see "Managing Global Risk" in Citigroup's 2011 Annual Report on Form 10-K. While Citi continues to work to mitigate its exposures to any potential country or credit or other risk event, the impact of any such event is highly uncertain and will be based on the specific facts and circumstances. As a result, there can be no assurance that the various steps Citi has taken to protect its businesses, results of operations and financial condition against these events will be sufficient. In addition, there could be negative impacts to Citi's businesses, results of operations or financial condition that are currently unknown to Citi and thus cannot be mitigated as part of its ongoing contingency planning.

        Several European countries, including Greece, Ireland, Italy, Portugal, Spain (GIIPS) and France, have been the subject of credit deterioration due to weaknesses in their economic and fiscal situations. Moreover, the ongoing Eurozone debt crisis and other developments in the European Monetary Union (EMU) could lead to the withdrawal of one or more countries from the EMU or a partial, or ultimately a complete, break-up of the EMU. Given investor interest in this area, the narrative and tables below set forth certain information regarding Citi's country risk exposures on these topics as well as certain other country risk matters as of June 30, 2012.

Credit Risk

        Citi's credit risk reporting is based on Citi's internal risk management measures. Generally, credit risk, as based on Citi's internal risk management standards, measures Citi's net exposure to a credit or market risk event. The country designation in Citi's risk management systems is based on the country to which the client relationship, taken as a whole, is most directly exposed to economic, financial, sociopolitical or legal risks. As a result, Citi's reported credit risk exposures in a particular country may include exposures to subsidiaries within the client relationship that are actually domiciled outside of the country (e.g., Citi's Greece credit risk exposures may include loans, derivatives and other exposures to a U.K. subsidiary of a Greece-based corporation).

        Citi believes that the risk of loss associated with the exposures set forth below, which are based on Citi's internal risk management measures, is likely materially lower than the exposure amounts disclosed below and is sized appropriately relative to its franchise in these countries. In addition, the sovereign entities of the countries disclosed below, as well as the financial institutions and corporations domiciled in these countries, are important clients in the global Citi franchise. Citi fully expects to maintain its presence in these markets to service all of its global customers. As such, Citi's credit risk exposure in these countries may vary over time based on its franchise, client needs and transaction structures.

Sovereign, Financial Institution and Corporate Exposures

In billions of U.S. dollars	GIIPS(1)	Greece	Ireland	Italy	Portugal	Spain	France
Funded loans, before reserves(2)	$7.7	$1.0	$0.3	$2.0	$0.4	$4.0	$5.5
Derivative counterparty mark-to- market, inclusive of CVA(3)	12.4	0.6	0.5	8.5	0.3	2.3	7.5

Gross funded credit exposure	$20.1	$1.7	$0.9	$10.6	$0.7	$6.3	$13.0

Less: margin and collateral(4)	(3.8)	(0.3)	(0.3)	(1.3)	(0.1)	(1.7)	$(5.9)
Less: purchased credit protection(5)	(10.3)	(0.1)	(0.0)	(7.5)	(0.2)	(2.5)	(5.4)

Net current funded credit exposure	$6.0	$1.3	$0.5	$1.9	$0.3	$2.1	$1.7

Net trading exposure	$2.1	$0.0	$0.1	$0.9	$0.1	$1.0	$1.8
AFS exposure	0.2	0.0	0.0	0.2	0.0	0.0	0.3

Net trading and AFS exposure	$2.4	$0.0	$0.1	$1.1	$0.1	$1.0	$2.1

Net current funded exposure	$8.4	$1.3	$0.6	$3.0	$0.5	$3.1	$3.7

Additional collateral received, not reducing amounts above	$(4.2)	$(1.0)	$(0.2)	$(0.6)	$0.0	$(2.4)	$(4.5)

Net current funded credit exposure detail:
Sovereigns	$0.9	$0.1	$0.0	$0.8	$0.1	$(0.2)	$0.1
Financial institutions	1.3	0.0	0.0	0.1	(0.0)	1.1	2.0
Corporations	3.9	1.1	0.4	0.9	0.3	1.1	(0.4)

Net current funded credit exposure	$6.0	$1.3	$0.5	$1.9	$0.3	$2.1	$1.7

Unfunded commitments(2):
Sovereigns	$0.3	$0.0	$0.0	$0.0	$0.0	$0.3	$0.7
Financial institutions	1.1	0.0	0.0	0.1	0.0	0.9	3.3
Corporations	7.7	0.4	$0.6	4.0	0.1	2.6	13.8

Total unfunded commitments	$9.1	$0.4	$0.7	$4.1	$0.1	$3.8	$17.9

Note: As discussed above, information based on Citi's internal risk management measures. Totals may not sum due to rounding.

(1)
Greece, Ireland, Italy, Portugal and Spain.

(2)
As of June 30, 2012, Citi held $0.2 billion and $0.1 billion in reserves against these loans and unfunded commitments in the GIIPS and France, respectively.

(3)
Includes the net credit exposure arising from secured financing transactions, such as repurchase agreements and reverse repurchase agreements. See "Secured Financing Transactions" below.

(4)
Margin posted under legally enforceable margin agreements. Does not include collateral received on secured financing transactions.

(5)
Credit protection purchased primarily from investment grade, global financial institutions predominately outside of the GIIPS and France. See "Credit Default Swaps" below.

GIIPS

Sovereign, Financial Institution and Corporate Exposures

        As noted in the table above, Citi's gross funded credit exposure to sovereign entities, financial institutions and multinational and local corporations designated in the GIIPS under Citi's risk management systems was $20.1 billion at June 30, 2012, compared to $20.5 billion at March 31, 2012. This $20.1 billion of gross funded credit exposure at June 30, 2012 was made up of $7.7 billion in funded loans, before reserves, and $12.4 billion in derivative counterparty mark-to-market exposure, inclusive of credit valuation adjustments (CVA). The derivative counterparty mark-to-market exposure includes the net credit exposure arising from secured financing transactions, such as repurchase and reverse repurchase agreements (see "Secured Financing Transactions" below).

        As of June 30, 2012, Citi's net current funded exposure to sovereigns, financial institutions and corporations designated in the GIIPS under Citi's risk management systems was $8.4 billion, compared to $9.1 billion at March 31, 2012. The components of Citi's GIIPS net current funded exposure as of June 30, 2012 are described below.

Net Trading and AFS Exposure—$2.4 billion

        Included in the net current funded exposure at June 30, 2012 was a net position of $2.4 billion in securities and derivatives with GIIPS sovereigns, financial institutions and corporations as the issuer or reference entity. This compared to $3.1 billion of net trading and AFS exposures as of March 31, 2012. These securities and derivatives are marked to market daily. As previously disclosed, Citi's trading exposure levels vary as it maintains inventory consistent with customer needs.

Net Current Funded Credit Exposure—$6.0 billion

        As of June 30, 2012, Citi's net current funded credit exposure to GIIPS sovereigns, financial institutions and corporations was $6.0 billion, unchanged from March 31, 2012, with the majority of such exposure to corporations designated in the GIIPS. Consistent with its internal risk management measures and as set forth in the table above, Citi's gross funded credit exposure has been reduced by $3.8 billion of margin posted under legally enforceable margin agreements (compared to $4.0 billion at March 31, 2012). Similar to prior periods, the majority of this margin and collateral as of June 30, 2012 was in the form of cash, with the remainder in predominantly non-GIIPS securities, which are included at fair value.

        Gross funded credit exposure as of June 30, 2012 has also been reduced by $10.3 billion in purchased credit protection, compared to $10.5 billion at March 31, 2012, predominantly from financial institutions outside the GIIPS (see "Credit Default Swaps" below). Such protection generally pays out only upon the occurrence of certain credit events with respect to the country or borrower covered by the protection, as determined by a committee composed of dealers and other market participants. In addition to counterparty credit risks (see "Credit Default Swaps" below), the credit protection may not fully cover all situations that may adversely affect the value of Citi's exposure and, accordingly, Citi could still experience losses despite the existence of the credit protection.

        As of June 30, 2012, Citi also held $4.2 billion of collateral which has not been netted against its gross funded credit exposure to the GIIPS, an increase from $3.6 billion at March 31, 2012. This collateral may take a variety of forms, including securities, receivables and physical assets, and is held under a variety of collateral arrangements.

Unfunded Commitments—$9.1 billion

        As of June 30, 2012, Citi also had $9.1 billion of unfunded commitments to GIIPS sovereigns, financial institutions and corporations, with $7.7 billion of this amount to corporations. This compared to $8.1 billion of unfunded commitments as of March 31, 2012, with $7.5 billion of such amount to corporations. Unfunded commitments included $6.8 billion of unfunded loan commitments that generally have standard conditions that must be met before they can be drawn, and $2.2 billion of letters of credit.

Other Activities

        In addition to the exposures described above, like other banks, Citi also provides settlement and clearing facilities for a variety of clients in these countries and actively monitors and manages these intra-day exposures.

Retail, Small Business and Citi Private Bank

        As of June 30, 2012, Citi had approximately $6.9 billion of mostly locally-funded accrual loans to retail, small business and Citi Private Bank customers in the GIIPS, the vast majority of which is in Citi Holdings. This compared to $7.3 billion at the end of the first quarter of 2012. Of the $6.9 billion, approximately $4.3 billion consisted of retail and small business exposures in Spain ($3.0 billion) and Greece ($1.2 billion), approximately $1.7 billion related to held-to-maturity securitized retail assets (primarily mortgage-backed securities in Spain), and approximately $1.0 billion related to Private Bank customers, substantially all in Spain. In addition, Citi had approximately $5.0 billion of unfunded commitments to GIIPS retail, small business and Private Bank customers as of June 30, 2012. Citi's unfunded commitments to GIIPS retail customers, in the form of unused credit card lines, are generally cancellable upon the occurrence of significant credit events, including redenomination events.

France

Sovereign, Financial Institution and Corporate Exposures

        Citi's gross funded credit exposure to the sovereign entity of France, as well as financial institutions and multinational and local corporations designated in France under Citi's risk management systems, was $13.0 billion at June 30, 2012, compared to $12.4 billion at March 31, 2012. This $13.0 billion of gross funded credit exposure at June 30, 2012 was made up of $5.5 billion in funded loans, before reserves, and $7.5 billion in derivative counterparty mark-to-market exposure, inclusive of CVA. The derivative counterparty mark-to-market exposure includes the net credit exposure arising from secured financing transactions, such as repurchase and reverse repurchase agreements (see "Secured Financing Transactions" below).

        As of June 30, 2012, Citi's net current funded exposure to the French sovereign and financial institutions and corporations designated in France under Citi's risk management systems was $3.7 billion, compared to $2.7 billion at March 31, 2012. The components of Citi's French net current funded credit exposure as of June 30, 2012 are described below.

Net Trading and AFS Exposure—$2.1 billion

        Included in the net current funded exposure at June 30, 2012 was a net position of $2.1 billion in securities and derivatives with the French sovereign, financial institutions and corporations as the issuer or reference entity. This compared to $1.1 billion of net trading and AFS exposures as of March 31, 2012. These securities and derivatives are marked to market daily. As previously disclosed, Citi's trading exposure levels vary as it maintains inventory consistent with customer needs.

Net Current Funded Credit Exposure—$1.7 billion

        As of June 30, 2012, the net current funded credit exposure to the French sovereign, financial institutions and corporations was $1.7 billion, with $0.1 billion to the sovereign entity, $2.0 billion to financial institutions and $(0.4) billion to corporations.

        Consistent with its internal risk management measures and as set forth in the table above, Citi's gross funded credit exposure has been reduced by $5.9 billion of margin posted under legally enforceable margin agreements (compared to $5.1 billion at March 31, 2012). Similar to prior periods, the majority of this margin and collateral as of June 30, 2012 was in the form of cash, with the remainder in predominantly non-French securities, which are included at fair value.

        Gross funded credit exposure as of June 30, 2012 has also been reduced by $5.4 billion in purchased credit protection, compared to $5.8 billion at March 31, 2012, predominantly from financial institutions outside France (see "Credit Default Swaps" below). Such protection generally pays out only upon the occurrence of certain credit events with respect to the country or borrower covered by the protection, as determined by a committee composed of dealers and other market participants. In addition to counterparty credit risks (see "Credit Default Swaps" below), the credit protection may not fully cover all situations that may adversely affect the value of Citi's exposure and, accordingly, Citi could still experience losses despite the existence of the credit protection.

        As of June 30, 2012, Citi also held $4.5 billion of collateral which has not been netted against its gross funded credit exposure to France. As described above, this collateral can take a variety of forms and is held under a variety of collateral arrangements.

Unfunded Commitments—$17.9 billion

        As of June 30, 2012, Citi also had $17.9 billion of unfunded commitments to the French sovereign, financial institutions and corporations, with $13.8 billion of this amount to corporations. This compared to $16.4 billion of unfunded commitments as of March 31, 2012, with $12.4 billion of such amount to corporations. Unfunded commitments included $14.8 billion of unfunded loan commitments that generally have standard conditions that must be met before they can be drawn, and $3.1 billion of letters of credit.

Other Activities

        In addition to the exposures described above, like other banks, Citi also provides settlement and clearing facilities for a variety of clients in France and actively monitors and manages these intra-day exposures.

Credit Default Swaps—GIIPS and France

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

        Citi buys and sells CDS as part of its market-making activity, and purchases CDS for credit protection, primarily with investment grade, global financial institutions predominantly outside the GIIPS and France. The counterparty credit exposure that can arise from the purchase or sale of CDS, including any GIIPS or French counterparties, is managed and mitigated through legally enforceable netting and margining agreements with a given counterparty. Thus, the credit exposure to that counterparty is measured and managed in aggregate across all products covered by a given netting or margining agreement.

        The notional amount of credit protection purchased or sold on GIIPS and French underlying single reference entities as of June 30, 2012 is set forth in the table below. The net notional contract amounts, less mark-to-market adjustments, are included in "net current funded exposure" in the table under "Sovereign, Financial Institution and Corporate Exposures" above, and appear in either "net trading exposure" when part of a trading strategy or in "purchased credit protection" when purchased as a hedge against a credit exposure (see note 1 to the table below).

	CDS purchased or sold on underlying single reference entities in these countries(1)
In billions of U.S. dollars	GIIPS	Greece	Ireland	Italy	Portugal	Spain	France
Notional CDS contracts on underlying reference entities(1)
Net purchased(2)	$(17.4)	$(0.5)	$(1.1)	$(9.8)	$(2.4)	$(7.0)	$(10.3)
Net sold(2)	7.2	0.3	0.8	2.8	2.3	4.4	6.4
Sovereign underlying reference entity
Net purchased(2)	(12.1)	—	(0.7)	(7.7)	(1.8)	(4.3)	(4.5)
Net sold(2)	5.6	—	0.7	1.9	1.8	3.6	4.8
Financial institution underlying reference entity
Net purchased(2)	(2.9)	—	(0.3)	(1.5)	(0.3)	(1.3)	(1.9)
Net sold(2)	2.1	—	0.0	1.3	0.3	0.8	1.7
Corporate underlying reference entity
Net purchased(2)	(5.1)	(0.5)	(0.2)	(2.2)	(0.7)	(2.5)	(6.2)
Net sold(2)	2.2	0.3	0.2	1.1	0.6	1.0	2.2

(1)
The net notional contract amounts, less mark-to-market adjustments, are included in Citi's "net current funded exposure" in the table under "Sovereign, Financial Institution and Corporate Exposures" above. These amounts are reflected in two places in the table: $10.3 billion and $5.4 billion for GIIPS and France, respectively, are included in "purchased credit protection" hedging "gross funded credit exposure." The remaining activity is reflected in "net trading exposure" since these positions are part of a trading strategy.

(2)
The summation of notional amounts for each GIIPS country does not equal the notional amount presented in the GIIPS total column in the table above as additional netting is achieved at the agreement level with a specific counterparty across various GIIPS countries.

        When Citi purchases CDS as a hedge against a credit exposure, it generally seeks to purchase products from counterparties that would not be correlated with the underlying credit exposure it is hedging. In addition, Citi generally seeks to purchase products with a maturity date similar to the exposure against which the protection is purchased. While certain exposures may have longer maturities that extend beyond the CDS tenors readily available in the market, Citi generally will purchase credit protection with a maximum tenor that is readily available in the market.

        The above table contains all net CDS purchased or sold on GIIPS and French underlying entities, whether part of a trading strategy or as purchased credit protection. With respect to the $17.4 billion net purchased CDS contracts on underlying GIIPS reference entities, approximately 91% was purchased from non-GIIPS counterparties and 85% was purchased from investment grade counterparties as of June 30, 2012. With respect to the $10.3 billion net purchased CDS contracts on underlying French reference entities, approximately 77% was purchased from non-French counterparties and 91% was purchased from investment grade counterparties as of June 30, 2012.

Secured Financing Transactions—GIIPS and France

        As part of its banking activities with its clients, Citi enters into secured financing transactions, such as repurchase agreements and reverse repurchase agreements. These transactions typically involve the lending of cash, against which securities are taken as collateral. The amount of cash loaned against the securities collateral is a function of the liquidity and quality of the collateral as well as the credit quality of the counterparty. The collateral is typically marked to market daily, and Citi has the ability to call for additional collateral (usually in the form of cash) if the value of the securities falls below a pre-defined threshold.

        As shown in the table below, at June 30, 2012, Citi had loaned $12.0 billion in cash through secured financing transactions with GIIPS and French counterparties, usually through reverse repurchase agreements. Against those loans, it held approximately $14.3 billion fair value of securities collateral. In addition, Citi held $1.5 billion in variation margin, most of which was in cash, against all secured financing transactions.

        Consistent with Citi's risk management systems, secured financing transactions are included in the counterparty derivative mark-to-market exposure at their net credit exposure value, which is typically small or zero given the over-collateralized structure of these transactions.

In billions of dollars	Cash financing out	Securities collateral in(1)
Lending to GIIPS and French counterparties through secured financing transactions	$12.0	$14.3

(1)
Citi has also received approximately $1.5 billion in variation margin, predominantly cash, associated with secured financing transactions with these counterparties.

        Collateral taken in against secured financing transactions is generally high quality, marketable securities, consisting of government debt, corporate debt, or asset-backed securities. The table below sets forth the fair value of the securities collateral taken in by Citi against secured financing transactions as of June 30, 2012.

In billions of dollars	Total	Government bonds	Municipal or Corporate bonds	Asset-backed bonds
Securities pledged by GIIPS and French counterparties in secured financing transaction lending(1)	$14.3	$3.1	$1.0	$10.1

Investment grade	$13.5	$2.8	$0.8	$9.9
Non-investment grade	0.3	0.2	0.0	—
Not rated	0.5	0.1	0.2	0.2

(1)
Total includes approximately 1.8 billion in correlated risk collateral, predominantly French and Spanish sovereign debt pledged by French counterparties.

        Secured financing transactions can be short term or can extend beyond one year. In most cases, Citi has the right to call for additional margin daily, and can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. The table below sets forth the remaining transaction tenor for these transactions as of June 30, 2012.

		Remaining transaction tenor
In billions of dollars	Total	<1 year	1-3 years
Cash extended to GIIPS and French counterparties in secured financing transactions lending(1)	$12.0	$5.0	$6.9

(1)
The longest remaining tenor trades mature January 2015.

Redenomination and Devaluation Risk

        As previously disclosed and as referenced above, the ongoing Eurozone debt crisis and other developments in the European Monetary Union (EMU) could lead to the withdrawal of one or more countries from the EMU or a partial, or ultimately a complete, break-up of the EMU. See "Risk Factors—Market and Economic Risks" in Citi's 2011 Annual Report on Form 10-K. If one or more countries were to leave the EMU, certain obligations relating to the exiting country could be redenominated from the Euro to a new country currency. While alternative scenarios could develop, redenomination could be accompanied by immediate devaluation of the new currency as compared to the Euro and the U.S. dollar.

        Citi, like other financial institutions with substantial operations in the EMU, is exposed to potential redenomination and devaluation risks arising from (i) Euro-denominated assets and/or liabilities located or held within the exiting country that are governed by local country law ("local exposures"), as well as (ii) other Euro-denominated assets and liabilities, such as loans, securitized products or derivatives, between entities outside of the exiting country and a client within the country that are governed by local country law ("offshore exposures"). However, the actual assets and liabilities that could be subject to redenomination and devaluation risk are subject to substantial legal and other uncertainty.

        Citi has been, and will continue to be, engaged in contingency planning for such events, particularly with respect to Greece, Ireland, Italy, Portugal and Spain. Generally, to the extent that Citi's local and offshore assets are relatively equal to its liabilities within the exiting country, and assuming both assets and liabilities are symmetrically redenominated and devalued, Citi believes that its risk of loss as a result of a redenomination and devaluation event would not be material. However, to the extent its local and offshore assets and liabilities are not equal, or there is asymmetrical redenomination of assets versus liabilities, Citi could be exposed to losses in the event of a redenomination and devaluation. Moreover, a number of events that could accompany a redenomination and devaluation, including a drawdown of unfunded commitments or "deposit flight," could exacerbate any mismatch of assets and liabilities within the exiting country.

        Citi's redenomination and devaluation exposures to the GIIPS as of June 30, 2012 are not additive to its credit risk exposures to such countries as described under "Credit Risk" above. Rather, Citi's credit risk exposures in the affected country would generally be reduced to the extent of any redenomination and devaluation of assets. As of June 30, 2012, Citi estimates that it had net asset exposure subject to redenomination and devaluation in Italy, principally relating to derivatives contracts. Citi also estimates that it had net asset exposure subject to redenomination and devaluation in Spain as of June 30, 2012, principally related to local exposures, trading exposures (net of CVA and margin) and offshore exposures related to held-to-maturity securitized retail assets (primarily mortgage-backed securities) and exposures to Private Bank customers (see "GIIPS—Retail, Small Business and Citi Private Bank" above). However, as of June 30, 2012, Citi's estimated redenomination and devaluation exposure to Italy was less than Citi's net current funded credit exposure to Italy (before purchased credit protection) as reflected under "Credit Risk" above. Further, as of June 30, 2012, Citi's estimated redenomination and devaluation exposure to Spain was less than Citi's net current funded credit exposure to Spain (before purchased credit protection) plus its retail, small business and Private Bank credit risk exposure to Spain, as reflected under "Credit Risk" above. In Greece, Ireland and Portugal, as of June 30, 2012, Citi either had a net liability position or net asset exposure subject to redenomination and devaluation that was insignificant.

        As referenced above, Citi's estimated redenomination and devaluation exposure does not include purchased credit protection. As described under "Credit Risk" above, Citi has purchased credit protection primarily from investment grade, global financial institutions predominantly outside of the GIIPS. To the extent the purchased credit protection is available in a redenomination/devaluation event, any redenomination/devaluation exposure could be reduced.

        Any estimates of redenomination/devaluation exposure are subject to ongoing review and necessarily involve numerous assumptions, including which assets and liabilities would be subject to redenomination in any given case, the availability of purchased credit protection and the extent of any utilization of unfunded commitments, each as referenced above. In addition, other events outside of Citi's control—such as the extent of any deposit flight and devaluation, the imposition of exchange and/or capital controls, the requirement by U.S. regulators of mandatory loan reserve requirements or any required timing of functional currency changes and the accounting impact thereof—could further negatively impact Citi in such an event. Accordingly, in an actual redenomination and devaluation scenario, Citi's exposures could vary considerably based on the specific facts and circumstances.

Argentina and Venezuela Developments

        Citi operates in several countries with strict foreign exchange controls that limit its ability to convert local currency into U.S. dollars and/or transfer funds outside the country. In such cases, Citi could be exposed to a risk of loss in the event that the local currency devalues as compared to the U.S. dollar.

Argentine Operations

        Since 2011, the Argentine government has been tightening foreign exchange controls. Citi's access to U.S. dollars and other foreign currencies, which apply to capital repatriation efforts and discretionary investments offshore, has become limited. In addition, the Central Bank of Argentina has increased minimum capital requirements, which affect Citi's ability to remit profits. Citi's net investment in its Argentine operations at June 30, 2012 was approximately $800 million, most of which was hedged for currency risk. Citi hedges currency risk in its net investment to the extent possible and prudent, although hedging alternatives are becoming cost prohibitive and less effective. Citi uses the Argentine peso as the functional currency for its operations in Argentina and translates its operations into U.S. dollars using the official exchange rate as published by the Central Bank of Argentina. The impact of any devaluation of the Argentine peso on Citi's net investment in Argentina would be reported as a translation loss in stockholders' equity, offset by gains, if any, on its hedges.

Venezuelan Operations

        In 2003, the Venezuelan government enacted currency restrictions that have limited Citi's ability to obtain U.S. dollars in Venezuela at the official foreign currency rate. Citi uses the official exchange rate, as fixed by the Central Bank of Venezuela, to re-measure the foreign currency transactions in the financial statements of its Venezuelan operations, which use the U.S. dollar as the functional currency, into U.S. dollars. Citi uses the official exchange rate, which was 4.3 bolivars to one U.S. dollar at June 30, 2012, because it is the only exchange rate legally available. At June 30, 2012, Citi's net investment in Venezuela was approximately $290 million, which was unhedged, and Citi had net monetary assets in its Venezuelan operations denominated in Venezuelan bolivars of approximately $270 million. Citi is exposed to foreign exchange losses in earnings if the official exchange rate is devalued or in the event that it must settle bolivars at a rate that is less favorable than the official rate.

 FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND STRUCTURED DEBT

        The following discussion relates to the derivative obligor information and the fair valuation for derivatives and structured debt. See Note 18 to the Consolidated Financial Statements for additional information on Citi's derivative activities.

Fair Valuation Adjustments for Derivatives

        The fair value adjustments applied by Citigroup to its derivative carrying values consist of the following items:

  •
  Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy (see Note 19 to the Consolidated Financial Statements for more details) to ensure that the fair value reflects the price at which the net open risk position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument. When Citi has elected to measure certain portfolios of financial instruments, such as derivatives, on the basis of the net open risk position, the liquidity reserve is adjusted to take into account the size of the position.

  •
  Credit valuation adjustments (CVA) are applied to over-the-counter derivative instruments, in which the base valuation generally discounts expected cash flows using the relevant base interest rate curves. Because not all counterparties have the same credit risk as that implied by the relevant base curve, a CVA is necessary to incorporate the market view of both counterparty credit risk and Citi's own credit risk in the valuation.

        Citi's CVA methodology is composed of two steps. First, the exposure profile for each counterparty is determined using the terms of all individual derivative positions and a Monte Carlo simulation or other quantitative analysis to generate a series of expected cash flows at future points in time. The calculation of this exposure profile considers the effect of credit risk mitigants, including pledged cash or other collateral and any legal right of offset that exists with a counterparty through arrangements such as netting agreements. Individual derivative contracts that are subject to an enforceable master netting agreement with a counterparty are aggregated for this purpose, since it is those aggregate net cash flows that are subject to nonperformance risk. This process identifies specific, point-in-time future cash flows that are subject to nonperformance risk, rather than using the current recognized net asset or liability as a basis to measure the CVA.

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

        The table below summarizes the CVA applied to the fair value of derivative instruments for the periods indicated:

	Credit valuation adjustment contra-liability (contra-asset)
In millions of dollars	June 30, 2012	December 31, 2011
Non-monoline counterparties	$(4,512)	$(5,392)
Citigroup (own)	1,620	2,176

Total CVA—derivative instruments	$(2,892)	$(3,216)

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

        The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, and DVA on own FVO debt for the periods indicated:

	Credit/debt valuation adjustment gain (loss)
	Second Quarter		Six Months Ended June 30,
In millions of dollars	2012	2011	2012	2011
CVA on derivatives, excluding monolines, net of hedges	$(51)	$(77)	$(77)	$(220)
CVA related to monoline counterparties, net of hedges	—	1	1	180

Total CVA—derivative instruments	$(51)	$(76)	$(76)	$(40)

DVA related to own FVO debt	$270	$241	$(992)	$128

Total CVA and DVA	$219	$165	$(1,068)	$88

        The CVA and DVA amounts shown in the table above do not include the effect of counterparty credit risk embedded in non-derivative instruments. Losses on non-derivative instruments, such as bonds and loans, related to counterparty credit risk are also not included in the table above.

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

        Citi actively monitors its counterparty credit risk in credit derivative contracts. As of June 30, 2012 and December 31, 2011, approximately 96% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi's top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.

        The following tables summarize the key characteristics of Citi's credit derivatives portfolio by counterparty and derivative form as of June 30, 2012 and December 31, 2011:

June 30, 2012

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$45,838	$43,028	$938,205	$891,196
Broker-dealer	17,499	17,918	341,267	309,420
Monoline	7	—	138	—
Non-financial	302	165	4,351	2,241
Insurance and other financial institutions	9,178	8,216	205,169	180,917

Total by industry/counterparty	$72,824	$69,327	$1,489,130	$1,383,774

By instrument
Credit default swaps and options	$72,631	$67,897	$1,471,576	$1,382,666
Total return swaps and other	193	1,430	17,554	1,108

Total by instrument	$72,824	$69,327	$1,489,130	$1,383,774

By rating
Investment grade	$24,500	$22,630	$686,228	$617,698
Non-investment grade(1)	48,324	46,697	802,902	766,076

Total by rating	$72,824	$69,327	$1,489,130	$1,383,774

By maturity
Within 1 year	$4,428	$4,395	$350,702	$330,250
From 1 to 5 years	46,757	45,577	964,464	893,066
After 5 years	21,639	19,355	173,964	160,458

Total by maturity	$72,824	$69,327	$1,489,130	$1,383,774

December 31, 2011

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$57,175	$53,638	$981,085	$929,608
Broker-dealer	21,963	21,952	343,909	321,293
Monoline	10	—	238	—
Non-financial	95	130	1,797	1,048
Insurance and other financial institutions	11,611	9,132	185,861	142,579

Total by industry/counterparty	$90,854	$84,852	$1,512,890	$1,394,528

By instrument
Credit default swaps and options	$89,998	$83,419	$1,491,053	$1,393,082
Total return swaps and other	856	1,433	21,837	1,446

Total by instrument	$90,854	$84,852	$1,512,890	$1,394,528

By rating
Investment grade	$26,457	$23,846	$681,406	$611,447
Non-investment grade(1)	64,397	61,006	831,484	783,081

Total by rating	$90,854	$84,852	$1,512,890	$1,394,528

By maturity
Within 1 year	$5,707	$5,244	$281,373	$266,723
From 1 to 5 years	56,740	54,553	1,031,575	947,211
After 5 years	28,407	25,055	199,942	180,594

Total by maturity	$90,854	$84,852	$1,512,890	$1,394,528

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

        At June 30, 2012, Citigroup had recorded net DTAs of approximately $51.0 billion, a decrease of $0.9 billion from March 31, 2012 and $0.5 billion from December 31, 2011. The sequential decrease in DTAs was driven by an approximately $0.2 billion decrease in accumulated other comprehensive income and a $0.5 billion balance sheet adjustment relating to previously acquired foreign net operating losses (as described under "Other" below), with the remainder due to the impact of FX translation.

        Although realization is not assured, Citi believes that the realization of its recognized net DTAs at June 30, 2012 is more likely than not based on expectations as to future taxable income in the jurisdictions in which the DTAs arise and available tax planning strategies as defined in ASC 740, Income Taxes, that could be implemented if necessary to prevent a carryforward from expiring. Realization of the DTAs will continue to be driven in the near term by Citi's generation of U.S. earnings. Citi does not expect significant utilization of its DTAs as a result of normal business operations during the remainder of 2012.

        The following table summarizes Citi's net DTAs balance at June 30, 2012 and December 31, 2011:

Jurisdiction/Component

In billions of dollars	DTAs balance June 30, 2012	DTAs balance December 31, 2011
Total U.S.	$47.0	$46.5
Total Foreign	4.0	5.0

Total	$51.0	$51.5

        Approximately $11 billion of the net DTAs was included in Citi's Tier 1 Capital and Tier 1 Common Capital as of June 30, 2012.

Other

        In the second quarter of 2012, Citi recorded a balance sheet adjustment to remove a deferred tax asset and a non-tax deferred liability, both of which related to acquired net operating losses of a foreign subsidiary. DTAs were reduced by $0.5 billion and other deferred liabilities were reduced by $0.4 billion, with a net charge to tax expense of $83 million.

        In addition, Citi effected a reorganization of a foreign subsidiary which, in accordance with local foreign tax law, converted a portion of its DTAs to a receivable from the foreign government. This resulted in a net tax benefit to Citi in the second quarter of 2012 of $112 million.

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

        Citi's management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup's disclosure controls and procedures were effective.

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

        Such statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results and capital and other financial condition may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included in this Form 10-Q, the factors listed and described under "Risk Factors" in Citi's 2011 Annual Report on Form 10-K and the additional factors described below:

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

  •
  the continued uncertainty relating to the sustainability and pace of economic recovery and their continued effect on Citi's businesses, including without limitation S&B and the U.S. mortgage businesses within Citi Holdings—Local Consumer Lending;

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

  •
  Citi's ability to maintain its various contractual relationships with its partners, including without limitation agreements within its credit card businesses; and

  •
  what impact, if any, the national mortgage settlement entered into by Citi, other major mortgage servicers, the U.S. government and state attorneys general will have on the behavior of residential mortgage borrowers in general, whether or not their loans are within the scope of the settlement.

        Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

THIS PAGE INTENTIONALLY LEFT BLANK

 FINANCIAL STATEMENTS AND NOTES

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per-share amounts	2012	2011	2012	2011
Revenues
Interest revenue	$17,034	$18,586	$34,571	$36,741
Interest expense	5,441	6,438	11,031	12,491

Net interest revenue	$11,593	$12,148	$23,540	$24,250

Commissions and fees	$3,079	$3,557	$6,217	$6,925
Principal transactions	1,640	2,616	3,571	5,783
Administration and other fiduciary fees	1,037	1,068	2,018	2,165
Realized gains (losses) on sales of investments, net	273	583	2,198	1,163
Other-than-temporary impairment losses on investments
Gross impairment losses(1)	(172)	(190)	(1,499)	(1,923)
Less: Impairments recognized in AOCI	44	19	66	45

Net impairment losses recognized in earnings	$(128)	$(171)	$(1,433)	$(1,878)

Insurance premiums	621	684	$1,256	$1,356
Other revenue	527	137	681	584

Total non-interest revenues	$7,049	$8,474	$14,508	$16,098

Total revenues, net of interest expense	$18,642	$20,622	$38,048	$40,348

Provisions for credit losses and for benefits and claims
Provision for loan losses	$2,585	$3,181	$5,413	$6,080
Policyholder benefits and claims	214	219	443	479
Provision (release) for unfunded lending commitments	7	(13)	(31)	12

Total provisions for credit losses and for benefits and claims	$2,806	$3,387	$5,825	$6,571

Operating expenses
Compensation and benefits	$6,127	$6,669	$12,512	$13,078
Premises and equipment	806	832	1,605	1,657
Technology/communication	1,481	1,275	2,863	2,489
Advertising and marketing	591	627	1,094	1,024
Other operating	3,129	3,533	6,379	7,014

Total operating expenses	$12,134	$12,936	$24,453	$25,262

Income from continuing operations before income taxes	$3,702	$4,299	$7,770	$8,515
Provision for income taxes	715	967	1,721	2,152

Income from continuing operations	$2,987	$3,332	$6,049	$6,363

Discontinued operations
Income (loss) from discontinued operations	$—	$(17)	$(3)	$43
Gain (loss) on sale	—	126	(1)	130
Provision for income taxes	1	38	2	62

Income (loss) from discontinued operations, net of taxes	$(1)	$71	$(6)	$111

Net income before attribution of noncontrolling interests	$2,986	$3,403	$6,043	$6,474
Net income attributable to noncontrolling interests	40	62	166	134

Citigroup's net income	$2,946	$3,341	$5,877	$6,340

Basic earnings per share(2)(3)
Income from continuing operations	$0.98	$1.10	$1.96	$2.11
Income from discontinued operations, net of taxes	—	0.02	—	0.04

Net income	$0.98	$1.12	$1.96	$2.14

Weighted average common shares outstanding	2,926.6	2,908.6	2,926.4	2,906.5

Diluted earnings per share(2)(3)
Income from continuing operations	$0.95	$1.07	$1.91	$2.05
Income from discontinued operations, net of taxes	—	0.02	—	0.04

Net income	$0.95	$1.09	$1.91	$2.08

Adjusted weighted average common shares outstanding(2)	3,015.0	2,997.0	3,014.8	2,996.8

(1)
The six months ended June 30, 2012 included the recognition of a $1,181 million impairment charge related to Citi's investment in Akbank. Additionally, Other revenue for the second quarter of 2012 included the recognition of a $424 million loss related to the sale of Citi's 10.1% stake in Akbank. See Note 11 to the Consolidated Financial Statements.

(2)
Due to rounding, earnings per share on continuing operations and Discontinued operations may not sum to earnings per share on net income.

(3)
All per share amounts and Citigroup shares outstanding for all periods reflect Citigroup's 1-for-10 reverse stock split, which was effective May 6, 2011.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2012	2011	2012	2011
Net income before attribution of noncontrolling interests	$2,986	$3,403	$6,043	$6,474

Citigroup's other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$564	$1,052	$(210)	$1,792
Net change in cash flow hedges, net of taxes	(89)	(69)	131	83
Net change in foreign currency translation adjustment, net of taxes and hedges	(1,596)	776	101	2,140
Pension liability adjustment, net of taxes(1)	107	3	17	40

Citigroup's total other comprehensive income (loss)	$(1,014)	$1,762	$39	$4,055

Other comprehensive income (loss) attributable to noncontrolling interests
Net change in unrealized gains and losses on investment securities, net of taxes	$—	$5	$9	$3
Net change in foreign currency translation adjustment, net of taxes	(53)	19	2	50

Total other comprehensive income (loss) attributable to noncontrolling interests	$(53)	$24	$11	$53

Total comprehensive income before attribution of noncontrolling interests	$1,919	$5,189	$6,093	$10,582

Total comprehensive income (loss) attributable to noncontrolling interests	$(13)	$86	$177	$187
Citigroup's comprehensive income	$1,932	$5,103	$5,916	$10,395

(1)
Primarily reflects adjustments based on the final year-end actuarial valuations of the Company's pension and postretirement plans and amortization of amounts previously recognized in Other comprehensive income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

Citigroup Inc. and Subsidiaries

In millions of dollars	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$33,927	$28,701
Deposits with banks	155,054	155,784
Federal funds sold and securities borrowed or purchased under agreements to resell (including $167,973 and $142,862 as of June 30, 2012 and December 31, 2011, respectively, at fair value)	272,664	275,849
Brokerage receivables	35,340	27,777
Trading account assets (including $108,422 and $119,054 pledged to creditors at June 30, 2012 and December 31, 2011, respectively)	310,246	291,734
Investments (including $22,470 and $14,940 pledged to creditors at June 30, 2012 and December 31, 2011, respectively, and $286,333 and $274,040 as of June 30, 2012 and December 31, 2011, respectively, at fair value)	305,926	293,413
Loans, net of unearned income
Consumer (including $1,260 and $1,326 as of June 30, 2012 and December 31, 2011, respectively, at fair value)	409,127	423,340
Corporate (including $3,829 and $3,939 as of June 30, 2012 and December 31, 2011, respectively, at fair value)	245,841	223,902

Loans, net of unearned income	$654,968	$647,242
Allowance for loan losses	(27,611)	(30,115)

Total loans, net	$627,357	$617,127
Goodwill	25,483	25,413
Intangible assets (other than MSRs)	6,156	6,600
Mortgage servicing rights (MSRs)	2,117	2,569
Other assets (including $11,867 and $13,360 as of June 30, 2012 and December 31, 2011, respectively, at fair value)	142,181	148,911

Total assets	$1,916,451	$1,873,878

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

In millions of dollars	June 30, 2012	December 31, 2011
	(Unaudited)
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks	$832	$536
Trading account assets	485	567
Investments	7,687	10,582
Loans, net of unearned income
Consumer (including $1,226 and $1,292 as of June 30, 2012 and December 31, 2011, respectively, at fair value)	93,481	103,275
Corporate (including $156 and $198 as of June 30, 2012 and December 31, 2011, respectively, at fair value)	22,563	23,780

Loans, net of unearned income	$116,044	$127,055
Allowance for loan losses	(6,492)	(8,000)

Total loans, net	$109,552	$119,055
Other assets	887	859

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$119,443	$131,599

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET
(Continued)

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares and per share amounts	June 30, 2012	December 31, 2011
	(Unaudited)
Liabilities
Non-interest-bearing deposits in U.S. offices	$120,324	$119,437
Interest-bearing deposits in U.S. offices (including $808 and $848 as of June 30, 2012 and December 31, 2011, respectively, at fair value)	233,696	223,851
Non-interest-bearing deposits in offices outside the U.S.	59,745	57,357
Interest-bearing deposits in offices outside the U.S. (including $607 and $478 as of June 30, 2012 and December 31, 2011, respectively, at fair value)	500,543	465,291

Total deposits	$914,308	$865,936
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $132,637 and $112,770 as of June 30, 2012 and December 31, 2011, respectively, at fair value)	214,851	198,373
Brokerage payables	59,133	56,696
Trading account liabilities	128,818	126,082
Short-term borrowings (including $1,043 and $1,354 as of June 30, 2012 and December 31, 2011, respectively, at fair value)	58,698	54,441
Long-term debt (including $26,517 and $24,172 as of June 30, 2012 and December 31, 2011, respectively, at fair value)	288,334	323,505
Other liabilities (including $3,790 and $3,742 as of June 30, 2012 and December 31, 2011, respectively, at fair value)	66,470	69,272

Total liabilities	$1,730,612	$1,694,305

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 12,038 as of June 30, 2012 and December 31, 2011, at aggregate liquidation value	$312	$312
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 2,946,804,926 as of June 30, 2012 and 2,937,755,921 as of December 31, 2011	29	29
Additional paid-in capital	105,962	105,804
Retained earnings	96,216	90,520
Treasury stock, at cost: June 30, 2012—14,321,688 shares and December 31, 2011—13,877,688 shares	(859)	(1,071)
Accumulated other comprehensive income (loss)	(17,749)	(17,788)

Total Citigroup stockholders' equity	$183,911	$177,806
Noncontrolling interest	1,928	1,767

Total equity	$185,839	$179,573

Total liabilities and equity	$1,916,451	$1,873,878

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

In millions of dollars	June 30, 2012	December 31, 2011
	(Unaudited)
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$20,934	$21,009
Long-term debt (including $1,371 and $1,558 as of June 30, 2012 and December 31, 2011, respectively, at fair value)	37,918	50,451
Other liabilities	743	587

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$59,595	$72,047

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

Citigroup Inc. and Subsidiaries

	Six Months Ended June 30,
In millions of dollars, except shares in thousands	2012	2011
Preferred stock at aggregate liquidation value
Balance, beginning of year	$312	$312

Balance, end of period	$312	$312

Common stock and additional paid-in capital
Balance, beginning of year	$105,833	$101,316
Employee benefit plans	154	314
ADIA Upper DECs Equity Units Purchase Contract	—	1,875
Other	4	(1)

Balance, end of period	$105,991	$103,504

Retained earnings
Balance, beginning of year	$90,520	$79,559
Adjustment to opening balance, net of taxes(1)	(107)	—

Adjusted balance, beginning of period	$90,413	$79,559
Citigroup's net income (loss)	5,877	6,340
Common dividends(2)	(61)	(29)
Preferred dividends	(13)	(13)

Balance, end of period	$96,216	$85,857

Treasury stock, at cost
Balance, beginning of year	$(1,071)	$(1,442)
Issuance of shares pursuant to employee benefit plans	216	355
Treasury stock acquired(3)	(4)	—

Balance, end of period	$(859)	$(1,087)

Citigroup's accumulated other comprehensive income (loss)
Balance, beginning of year	$(17,788)	$(16,277)
Net change in Citigroup's accumulated other comprehensive income	39	4,055

Balance, end of period	$(17,749)	$(12,222)

Total Citigroup common stockholders' equity (shares outstanding: 2,932,483 as of June 30, 2012 and 2,923,878 as of December 31, 2011)	$183,599	$176,052

Total Citigroup stockholders' equity	$183,911	$176,364

Noncontrolling interest
Balance, beginning of year	$1,767	$2,321
Initial origination of a noncontrolling interest	88	28
Transactions between Citigroup and the noncontrolling-interest shareholders	(29)	(261)
Net income attributable to noncontrolling-interest shareholders	166	134
Dividends paid to noncontrolling-interest shareholders	(4)	—
Net change in accumulated other comprehensive income (loss)	11	53
Other	(71)	6

Net change in noncontrolling interests	$161	$(40)

Balance, end of period	$1,928	$2,281

Total equity	$185,839	$178,645

(1)
The adjustment to the opening balance for Retained earnings in 2012 represents the cumulative effect of adopting ASU 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. See Note 1 to the Consolidated Financial Statements.

(2)
Common dividends declared were as follows: $0.01 per share in the first and second quarters of 2012; $0.01 in the second quarter of 2011.

(3)
All open market repurchases were transacted under an existing authorized share repurchase plan and relate to customer fails/errors.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Citigroup Inc. and Subsidiaries

	Six Months Ended June 30,
In millions of dollars	2012	2011
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$6,043	$6,474
Net income attributable to noncontrolling interests	166	134

Citigroup's net income	$5,877	$6,340
(Loss) income from discontinued operations, net of taxes	(5)	23
(Loss) gain on sale, net of taxes	(1)	88

Income from continuing operations—excluding noncontrolling interests	$5,883	$6,229
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	$102	$131
(Additions)/reductions to deferred policy acquisition costs	128	(39)
Depreciation and amortization	1,512	1,391
Provision for credit losses	5,382	6,092
Realized gains from sales of investments	(2,198)	(1,163)
Net impairment losses recognized in earnings	1,433	1,878
Change in trading account assets	(18,512)	(5,077)
Change in trading account liabilities	2,736	23,253
Change in federal funds sold and securities borrowed or purchased under agreements to resell	3,185	(37,259)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	16,478	14,285
Change in brokerage receivables net of brokerage payables	(9,785)	(3,986)
Change in loans held-for-sale	1,970	(2,555)
Change in other assets	3,219	(1,154)
Change in other liabilities	(2,802)	118
Other, net	(4,598)	2,701

Total adjustments	$(1,750)	$(1,384)

Net cash provided by operating activities of continuing operations	$4,133	$4,845

Cash flows from investing activities of continuing operations
Change in deposits with banks	$730	$6,256
Change in loans	(10,599)	(1,336)
Proceeds from sales and securitizations of loans	2,970	4,483
Purchases of investments	(126,454)	(171,093)
Proceeds from sales of investments	68,868	83,415
Proceeds from maturities of investments	51,952	87,315
Capital expenditures on premises and equipment and capitalized software	(1,774)	(1,530)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	315	745

Net cash (used in) provided by investing activities of continuing operations	$(13,992)	$8,255

Cash flows from financing activities of continuing operations
Dividends paid	$(71)	$(42)
Issuance of ADIA Upper Decs equity units purchase contract	—	1,875
Treasury stock acquired	(4)	—
Stock tendered for payment of withholding taxes	(191)	(223)
Issuance of long-term debt	18,925	21,256
Payments and redemptions of long-term debt	(56,424)	(54,304)
Change in deposits	48,372	21,355
Change in short-term borrowings	4,757	(6,801)

Net cash provided by (used in) financing activities of continuing operations	$15,364	$(16,884)

Effect of exchange rate changes on cash and cash equivalents	$(279)	$909

Discontinued operations
Net cash provided by discontinued operations	$—	$2,669

Change in cash and due from banks	$5,226	$(206)
Cash and due from banks at beginning of period	28,701	27,972

Cash and due from banks at end of period	$33,927	$27,766

Supplemental disclosure of cash flow information for continuing operations
Cash paid/(received) during the year for income taxes	$1,845	$1,916
Cash paid during the year for interest	$10,023	$10,121

Non-cash investing activities
Transfers to OREO and other repossessed assets	$263	$751
Transfers to trading account assets from investments (held-to-maturity)	$—	$12,700

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

        The accompanying unaudited Consolidated Financial Statements as of June 30, 2012 and for the three- and six-month periods ended June 30, 2012 and 2011 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company, Citi or Citigroup). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (2011 Annual Report on Form 10-K) and Citigroup's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries or investments accounted for at fair value under the fair value option, are accounted for under the equity method, and the pro rata share of their income (loss) is included in Other revenue. Income from investments in less than 20%-owned companies is recognized when dividends are received. As discussed in more detail in Note 17 to the Consolidated Financial Statements, Citigroup consolidates entities deemed to be variable interest entities when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings, and other investments are included in Other revenue.

Significant Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified six policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations, Goodwill, Income Taxes and Litigation Accruals. The Company, in consultation with the Audit Committee of the Board of Directors, has reviewed and approved these significant accounting policies, which are further described under "Significant Accounting Policies and Significant Estimates" and Note 1 to the Consolidated Financial Statements in the Company's 2011 Annual Report on Form 10-K.

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

        Furthermore, under the ASU, an entity would have been required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. However, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred this requirement.

        In June 2012, the FASB decided to issue an exposure draft that would require new footnote disclosures of items reclassified from accumulated OCI to net income, which adjustments would not be included in either the Statement of Comprehensive Income or the Income Statement. The exposure draft will not propose an effective date. However, the FASB has indicated it intends to make these requirements effective as soon as possible, potentially as early as the fourth quarter of 2012 or the first quarter of 2013.

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

        Effective in the third quarter of 2011, as a result of the Company's adoption of ASU 2011-02, certain loans modified under short-term programs beginning January 1, 2011 that were previously measured for impairment under ASC 450 are now measured for impairment under ASC 310-10-35. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables previously measured under ASC 450 was $1,170 million and the allowance for credit losses associated with those loans was $467 million. The effect of adopting the ASU was an approximate $60 million reduction in pretax income for the quarter ended September 30, 2011.

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

        The ASU became effective for Citigroup on January 1, 2012. The guidance has been applied prospectively to transactions or modifications of existing transactions occurring on or after January 1, 2012. The ASU does not have a material effect on the Company's financial statements. A nominal amount of the Company's repurchase transactions that would previously have been accounted for as sales is now accounted for as financing transactions.

Fair Value Measurement

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The ASU created a common definition of fair value for U.S. GAAP and IFRS and aligned the measurement and disclosure requirements. It required significant additional disclosures both of a qualitative and quantitative nature, particularly for those instruments measured at fair value that are classified in Level 3 of the fair value hierarchy. Additionally, the ASU provided guidance on when it is appropriate to measure fair value on a portfolio basis and expanded the prohibition on valuation adjustments where the size of the Company's position is a characteristic of the adjustment from Level 1 to all levels of the fair value hierarchy.

        The ASU became effective for Citigroup on January 1, 2012. As a result of implementing the prohibition on valuation adjustments where the size of the Company's position is a characteristic, the Company released reserves of approximately $125 million, increasing pretax income in the first quarter of 2012.

Deferred Asset Acquisition Costs

        In October 2010, the FASB issued ASU No. 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The ASU amended the guidance for insurance entities that required deferral and subsequent amortization of certain costs incurred during the acquisition of new or renewed insurance contracts, commonly referred to as deferred acquisition costs (DAC). The new guidance limited DAC to those costs directly related to the successful acquisition of insurance contracts; all other acquisition-related costs must be expensed as incurred. Under prior guidance, DAC consisted of those costs that vary with, and primarily relate to, the acquisition of insurance contracts.

        The ASU became effective for Citigroup on January 1, 2012 and was adopted using the retrospective method. As a result of implementing the ASU, DAC was reduced by approximately $165 million and a $58 million deferred tax asset was recorded with an offset to opening retained earnings of $107 million (net of tax).

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Testing Indefinite-Lived Intangible Assets for Impairment

        In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The ASU is intended to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Some examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights. The ASU allows companies to perform a qualitative assessment about the likelihood of impairment of an indefinite-lived intangible asset to determine whether further impairment testing is necessary, similar in approach to the goodwill impairment test.

        The ASU will become effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.

Offsetting

        In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The standard will require new disclosures about certain financial instruments and derivative instruments that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement. The standard requires disclosures that provide both gross and net information in the notes to the financial statements for relevant assets and liabilities. This ASU does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. Citi believes the new disclosure requirements should enhance comparability between those companies that prepare their financial statements on the basis of U.S. GAAP and those that prepare their financial statements in accordance with IFRS. For many financial institutions, the differences in the offsetting requirements between U.S. GAAP and IFRS result in a significant difference in the amounts presented in the balance sheets prepared in accordance with U.S. GAAP and IFRS. The disclosure standard will become effective for annual and quarterly periods beginning January 1, 2013. The disclosures are required retrospectively for all comparative periods presented.

Potential Amendments to Current Accounting Standards

        The FASB and IASB, either jointly or separately, are currently working on several major projects, including amendments to existing accounting standards governing financial instruments, lease accounting, consolidation and investment companies. As part of the joint financial instruments project, the FASB is proposing sweeping changes to the classification and measurement of financial instruments, impairment and hedging guidance. The FASB is also working on a joint project that would require substantially all leases to be capitalized on the balance sheet. Additionally, the FASB has issued a proposal on principal-agent considerations that would change the way the Company needs to evaluate whether to consolidate VIEs and non-VIE partnerships. Furthermore, the FASB has issued a proposed Accounting Standards Update that would change the criteria used to determine whether an entity is subject to the accounting and reporting requirements of an investment company. The principal-agent consolidation proposal would require all VIEs, including those that are investment companies, to be evaluated for consolidation under the same requirements.

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

2.    DISCONTINUED OPERATIONS

Sale of Egg Banking PLC Credit Card Business

        On March 1, 2011, the Company announced that Egg Banking plc (Egg), an indirect subsidiary which was part of the Citi Holdings segment, entered into a definitive agreement to sell its credit card business to Barclays PLC. The sale closed on April 28, 2011. An after-tax gain on sale of $126 million was recognized in the second quarter of 2011. Egg operations had total assets and total liabilities of approximately $2.7 billion and $39 million, respectively, at the time of sale.

        Summarized financial information for Discontinued operations, including cash flows, for the credit card operations related to Egg follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2012	2011	2012	2011
Total revenues, net of interest expense	$—	$167	$1	$293

Income (loss) from discontinued operations	$—	$(17)	$(3)	$44
Gain on sale	—	126	(1)	126
Provision for income taxes	—	38	(1)	59

Income from discontinued operations, net of taxes	$—	$71	$(3)	$111

	Six Months Ended June 30,
In millions of dollars	2012	2011
Cash flows from operating activities	$—	$(146)
Cash flows from investing activities	—	2,827
Cash flows from financing activities	—	(12)

Net cash provided by discontinued operations	$—	$2,669

Combined Results for Discontinued Operations

        The following is summarized financial information for the Egg credit card business and previous discontinued operations, for which Citi continues to have minimal residual costs associated with the sales.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2012	2011	2012	2011
Total revenues, net of interest expense	$—	$167	$1	$297

Income (loss) from discontinued operations	$—	$(17)	$(3)	$43
Gain (loss) on sale	—	126	(1)	130
Provision (benefit) for income taxes and noncontrolling interest, net of taxes	1	38	2	62

Income (loss) from discontinued operations, net of taxes	$(1)	$71	$(6)	$111

Cash flows from discontinued operations

	Six Months Ended June 30,
In millions of dollars	2012	2011
Cash flows from operating activities	$—	$(146)
Cash flows from investing activities	—	2,827
Cash flows from financing activities	—	(12)

Net cash provided by discontinued operations	$—	$2,669

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

        The following table presents certain information regarding the Company's continuing operations by segment:

	Revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)(2)		Identifiable assets
	Three Months Ended June 30,
In millions of dollars, except identifiable assets in billions							June 30, 2012	December 31, 2011
	2012	2011	2012	2011	2012	2011
Global Consumer Banking	$9,771	$9,793	$1,022	$881	$1,990	$2,019	$387	$385
Institutional Clients Group	8,212	8,159	747	703	2,343	2,058	1,049	980

Subtotal Citicorp	$17,983	$17,952	$1,769	$1,584	$4,333	$4,077	$1,436	$1,365
Corporate/Other	(265)	263	(435)	(216)	(427)	(134)	289	284

Total Citicorp and Corporate/Other	$17,718	$18,215	$1,334	$1,368	$3,906	$3,943	$1,725	$1,649
Citi Holdings	924	2,407	(619)	(401)	(919)	(611)	191	225
Total	$18,642	$20,622	$715	$967	$2,987	$3,332	$1,916	$1,874

	Revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)(2)
	Six Months Ended June 30,
In millions of dollars	2012	2011	2012	2011	2012	2011
Global Consumer Banking	$19,785	$19,347	$2,037	$1,746	$4,178	$3,939
Institutional Clients Group	16,230	16,743	1,371	1,775	4,553	4,605

Subtotal Citicorp	$36,015	$36,090	$3,408	$3,521	$8,731	$8,544
Corporate/Other	235	202	(418)	(446)	(739)	(613)

Total Citicorp and Corporate/Other	$36,250	$36,292	$2,990	$3,075	$7,992	$7,391
Citi Holdings	1,798	4,056	(1,269)	(923)	(1,943)	(1,568)
Total	$38,048	$40,348	$1,721	$2,152	$6,049	$6,363

(1)
Includes Citicorp total revenues, net of interest expense, in North America of $7.7 billion and $7.7 billion; in EMEA of $2.9 billion and $3.0 billion; in Latin America of $3.5 billion and $3.5 billion; and in Asia of $3.8 billion and $3.8 billion for the three months ended June 30, 2012 and 2011, respectively. Includes Citicorp total revenues, net of interest expense, in North America of $14.9 billion and $15.6 billion; in EMEA of $6.1 billion and $6.3 billion; in Latin America of $7.2 billion and $6.8 billion; and in Asia of $7.8 billion and $7.4 billion for the six months ended June 30, 2012 and 2011, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $1.4 billion and $1.5 billion; in the ICG results of $135 million and $86 million; and in the Citi Holdings results of $1.2 billion and $1.8 billion for the three months ended June 30, 2012 and 2011, respectively. Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $3.0 billion and $3.2 billion; in the ICG results of $224 million and $(94) million; and in the Citi Holdings results of $2.6 billion and $3.5 billion for the six months ended June 30, 2012 and 2011, respectively.

4.    INTEREST REVENUE AND EXPENSE

        For the three- and six-month periods ended June 30, 2012 and 2011, respectively, interest revenue and expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2012	2011	2012	2011
Interest revenue
Loan interest, including fees	$11,975	$12,771	$24,457	$25,057
Deposits with banks	331	460	698	919
Federal funds sold and securities borrowed or purchased under agreements to resell	1,047	903	1,990	1,741
Investments, including dividends	1,854	2,126	3,764	4,537
Trading account assets(1)	1,695	2,210	3,392	4,220
Other interest	132	116	270	267

Total interest revenue	$17,034	$18,586	$34,571	$36,741

Interest expense
Deposits(2)	$1,886	$2,230	$3,908	$4,244
Federal funds purchased and securities loaned or sold under agreements to repurchase	898	933	1,593	1,670
Trading account liabilities(1)	52	168	105	252
Short-term borrowings	183	168	391	338
Long-term debt	2,422	2,939	5,034	5,987

Total interest expense	$5,441	$6,438	$11,031	$12,491

Net interest revenue	$11,593	$12,148	$23,540	$24,250
Provision for loan losses	2,585	3,181	5,413	6,080

Net interest revenue after provision for loan losses	$9,008	$8,967	$18,127	$18,170

(1)
Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes deposit insurance fees and charges of $297 million and $367 million for the three months ended June 30, 2012 and 2011, respectively, and $669 million and $587 million for the six months ended June 30, 2012 and 2011, respectively.

5. COMMISSIONS AND FEES

        The table below sets forth Citigroup's Commissions and fees revenue for the three and six months ended June 30, 2012 and 2011, respectively. The primary components of Commissions and fees revenue for the three and six months ended June 30, 2012 were credit card and bank card fees, investment banking fees and trading-related fees.

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

        Trading-related fees primarily include commissions and fees from the following: executing transactions for clients on exchanges and over-the-counter markets; sale of mutual funds, insurance and other annuity products; and assisting clients in clearing transactions, providing brokerage services and other such activities. Trading-related fees are recognized when earned in Commissions and fees. Gains or losses, if any, on these transactions are included in Principal transactions (see Note 6 to the Consolidated Financial Statements).

        The following table presents Commissions and fees revenue for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2012	2011	2012	2011
Credit cards and bank cards	$873	$944	$1,693	$1,809
Investment banking	652	812	1,306	1,459
Trading-related	552	667	1,160	1,358
Transaction services	363	387	736	761
Other Consumer(1)	208	213	424	430
Checking-related	227	246	465	471
Loan servicing	61	104	101	250
Corporate finance(2)	109	171	243	299
Other	34	13	89	88

Total commissions and fees	$3,079	$3,557	$6,217	$6,925

(1)
Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

(2)
Consists primarily of fees earned from structuring and underwriting loan syndications.

6.    PRINCIPAL TRANSACTIONS

        Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products, as well as foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities' profitability. See Note 4 to the Consolidated Financial Statements for information about net interest revenue related to trading activity. The following table presents principal transactions revenue for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2012	2011	2012	2011
Global Consumer Banking	$159	$156	$415	$249
Institutional Clients Group	1,434	1,288	3,350	3,548

Subtotal Citicorp	$1,593	$1,444	$3,765	$3,797
Local Consumer Lending	(17)	(29)	(40)	(46)
Brokerage and Asset Management	(9)	3	(4)	15
Special Asset Pool	117	1,105	14	1,737

Subtotal Citi Holdings	$91	$1,079	$(30)	$1,706
Corporate/Other	(44)	93	(164)	280

Total Citigroup	$1,640	$2,616	$3,571	$5,783

Interest rate contracts(1)	$1,071	$1,722	$1,862	$3,346
Foreign exchange contracts(2)	450	595	1,204	1,382
Equity contracts(3)	4	147	346	575
Commodity and other contracts(4)	84	49	63	24
Credit derivatives(5)	31	103	96	456

Total	$1,640	$2,616	$3,571	$5,783

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

Stock Award, Stock Option and Deferred Cash Award Programs

        The Company recognized compensation expense related to stock award and stock option programs of $296 million and $394 million for the three months ended June 30, 2012, and June 30, 2011 respectively; and $711 million and $769 million for the six months ended June 30, 2012, and June 30, 2011 respectively. The Company recognized compensation expense related to deferred cash programs of $58 million and $54 million for the three months ended June 30, 2012, and June 30, 2011 respectively; and $135 million and $133 million for the six months ended June 30, 2012, and June 30, 2011 respectively.

        For stock awards, compensation expense is generally the fair value of the shares on their grant date amortized over the vesting period of the awards. The Company's primary stock award program is the Capital Accumulation Program (CAP), pursuant to which awards of restricted or deferred stock vest over periods of three or four years. Compensation expense for stock awards to retirement-eligible employees is generally accelerated to the date when the retirement rules are met. If the retirement rules will have been met on or before the expected award date, the entire estimated expense is recognized in the year prior to grant in the same manner as cash incentive compensation is accrued. Certain stock awards with performance conditions or that are subject to the EU clawback provision described below may be subject to variable accounting, pursuant to which the associated charges fluctuate with changes in Citigroup's stock price over the applicable vesting periods. As a result, the total amount that will be recognized as expense on these awards cannot be determined in full until the awards vest.

        For deferred cash awards, compensation expense is generally the value awarded amortized over the vesting period of the awards. For deferred cash awards to retirement-eligible employees, compensation expense is recognized on an accelerated basis in the same manner as for stock awards. Amortized expenses are subject to adjustment to reflect any amounts that are cancelled as a result of a clawback provision or a performance-based vesting condition. If provided, interest on unvested deferred cash awards accrues during the vesting period and is expensed monthly at the applicable rate.

        In a change from prior years, incentive awards in January 2012 to individual employees who are deemed to have influence over the Company's material risks (covered employees) were delivered as a mix of immediate cash bonuses, deferred stock awards under CAP and deferred cash awards. (Previously, annual incentives to these employees were typically awarded as a combination of cash bonus and restricted or deferred stock awards, primarily under CAP.) For covered employees, the minimum percentage of incentive pay required to be deferred was raised from 25% to 40%, with a maximum deferral of 60% for the most highly paid employees. For incentive awards made to covered employees in January 2012 (in respect of 2011 performance), only 50% of the deferred portion was delivered as a stock award under CAP; the other 50% was delivered in the form of a deferred cash award. The 2012 deferred cash awards are subject to performance-based vesting conditions that will result in cancellation of unvested amounts on a formulaic basis if a participant's business experiences losses in any year during the vesting period.

        All CAP and deferred cash awards made in January 2012 provide for a clawback of unvested amounts in specified circumstances, including in the case of employee misconduct or where the awards were based on earnings that were misstated. Except as described below, CAP and deferred cash awards generally vest at a rate of 25% per year over a four-year period, subject to the participant remaining employed during the vesting period or satisfying certain other vesting conditions. Participants in CAP are entitled to receive dividend equivalent payments during the vesting period of their awards. The 2012 deferred cash awards earn notional interest at an annual rate of 3.55%, compounded annually. Accrued interest is paid out whenever the principal award amount vests.

        CAP and deferred cash awards made in January 2012 to "identified staff" in the European Union (EU) have several features that differ from the generally applicable provisions described above. "Identified staff" are those Citigroup employees whose compensation is subject to various banking regulations on sound incentive compensation policies in the EU. CAP and deferred cash awards to these employees are scheduled to vest ratably over three years of service, but vested awards are subject to a six-month sale restriction (in the case of shares) or an additional six-month waiting period (in the case of deferred cash). Deferred incentive awards to identified staff in the EU are subject to cancellation, in the sole discretion of the Committee, if (a) there is reasonable evidence a participant engaged in misconduct or committed material error in connection with his or her employment, or (b) the Company or the employee's business unit suffers a material downturn in its financial performance or a material failure of risk management (the EU clawback). For CAP and deferred cash awards to these employees, the EU clawback is in addition to the clawback provision described above.

Profit Sharing Plan

        The Company recognized $78 million and $97 million of expense related to its Key Employee Profit Sharing Plan for the three months ended June 30, 2012, and June 30, 2011 respectively; and $152 million and $183 million for the six months ended June 30, 2012, and June 30, 2011 respectively.

Other Incentive Compensation

        Citigroup may at times issue deferred cash awards to new hires in replacement of prior employer's awards or other forfeited compensation. The vesting schedules and terms and conditions of these deferred cash awards may be structured to match the terms of awards or other compensation from a prior employer that was forfeited to accept employment with the Company. The Company recognized $26 million and $26 million of expense related to these plans for the three months ended June 30, 2012, and June 30, 2011 respectively; and $57 million and $59 million for the six months ended June 30, 2012, and June 30, 2011 respectively.

        Additionally, certain subsidiaries or business units of the Company operate and may from time to time introduce other incentive plans for certain employees that have an incentive-based award component.

8.    RETIREMENT BENEFITS

Pension and Postretirement Plans

        The Company has several non-contributory defined benefit pension plans covering certain U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. qualified defined benefit plan was frozen effective January 1, 2008, for most employees. Accordingly, no additional compensation-based contributions have been credited to the cash balance portion of the plan for existing plan participants after 2007. However, certain employees covered under the prior final pay plan formula continue to accrue benefits. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States.

        The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company's U.S. qualified and nonqualified pension plans, postretirement plans and plans outside the United States.

Net (Benefit) Expense

	Three Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2012	2011	2012	2011	2012	2011	2012	2011
Qualified Plans
Benefits earned during the period	$3	$4	$50	$59	$—	$—	$7	$9
Interest cost on benefit obligation	141	155	94	110	11	14	30	35
Expected return on plan assets	(224)	(222)	(103)	(122)	(1)	(2)	(29)	(36)
Amortization of unrecognized
Net transition obligation	—	—	—	(1)	—	—	—	—
Prior service cost (benefit)	—	—	1	1	(1)	(1)	—	—
Net actuarial loss	24	17	20	23	—	5	7	7
Curtailment (gain) loss	—	—	8	(3)	—	—	—	—

Net qualified plans (benefit) expense	$(56)	$(46)	$70	$67	$9	$16	$15	$15

Nonqualified plans expense	$10	$10	$—	$—	$—	$—	$—	$—

Total net (benefit) expense	$(46)	$(36)	$70	$67	$9	16	$15	$15

	Six Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2012	2011	2012	2011	2012	2011	2012	2011
Qualified Plans
Benefits earned during the period	$6	$8	$100	$101	$—	$—	$14	$15
Interest cost on benefit obligation	282	310	184	195	22	29	58	61
Expected return on plan assets	(448)	(444)	(201)	(216)	(2)	(4)	(54)	(61)
Amortization of unrecognized
Net transition obligation	—	—	—	(1)	—	—	—	—
Prior service cost (benefit)	—	—	2	2	(1)	(2)	—	—
Net actuarial loss	48	34	39	37	2	8	13	12
Curtailment (gain) loss	—	—	8	—	—	—	—	—

Net qualified plans (benefit) expense	$(112)	$(92)	$132	$118	$21	$31	$31	27

Nonqualified plans expense	$20	$20	$—	$—	$—	$—	$—	$—

Total net (benefit) expense	$(92)	$(72)	$132	$118	$21	$31	$31	$27

Contributions

        The Company's funding policy for U.S. and non-U.S. pension and postretirement plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate.

        The following table summarizes the actual cash contributions (including benefits paid directly by the Company) and the expected contributions for the remainder of 2012 for the Company's U.S. qualified and nonqualified pension plans, postretirement plans and plans outside the United States.

	Pension plans			Postretirement plans
	U.S. Plans
			Non-U.S. plans	U.S. plans	Non-U.S. plans
In millions of dollars	Qualified	Non-qualified
Actual year-to-date cash contributions & benefits paid directly by the employer	$—	$25	$75	$28	$3
Expected 2012 contributions for the remainder of the year	$—	$21	$137	$27	$84

Postemployment Plans

        The Company sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.

        The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company's U.S. postemployment plans.

	Postemployment plans (U.S. only)
	Three months ended June 30,		Six months ended June 30,
In millions of dollars	2012	2011	2012	2011
Service cost	$12	$10	$24	$19
Interest cost	3	3	7	6
Expected return on assets	—	—	—	—
Prior service cost	2	2	4	4
Net actuarial loss	3	2	6	5

Net expense recognized	$20	$17	$41	$34

9.    EARNINGS PER SHARE

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per-share amounts	2012	2011(1)	2012	2011(1)
Income from continuing operations before attribution of noncontrolling interests	$2,987	$3,332	$6,049	$6,363
Less: Noncontrolling interests from continuing operations	40	62	166	134

Net income from continuing operations (for EPS purposes)	$2,947	$3,270	$5,883	$6,229
Income (loss) from discontinued operations, net of taxes	(1)	71	(6)	111

Citigroup's net income	$2,946	$3,341	$5,877	$6,340
Less: Preferred dividends	9	9	13	13

Net income available to common shareholders	$2,937	$3,332	$5,864	$6,327
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	69	62	123	96

Net income allocated to common shareholders for basic EPS	$2,868	$3,270	$5,741	$6,231
Add: Interest expense, net of tax, on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to diluted EPS	4	6	8	7

Net income allocated to common shareholders for diluted EPS	$2,872	$3,276	$5,749	$6,238

Weighted-average common shares outstanding applicable to basic EPS	2,926.6	2,908.6	2,926.4	2,906.5
Effect of dilutive securities
T-DECs	87.8	87.6	87.8	87.6
Other employee plans	0.5	0.1	0.5	1.1
Convertible securities	0.1	0.1	0.1	0.1
Options	—	0.6	—	1.5

Adjusted weighted-average common shares outstanding applicable to diluted EPS	3,015.0	2,997.0	3,014.8	2,996.8

Basic earnings per share(2)
Income from continuing operations	$0.98	$1.10	$1.96	$2.11
Discontinued operations	—	0.02	—	0.04

Net income	$0.98	$1.12	$1.96	$2.14

Diluted earnings per share(2)
Income from continuing operations	$0.95	$1.07	$1.91	$2.05
Discontinued operations	—	0.02	—	0.04

Net income	$0.95	$1.09	$1.91	$2.08

(1)
All per-share amounts and Citigroup shares outstanding for all periods reflect Citigroup's 1-for-10 reverse stock split which was effective May 6, 2011.

(2)
Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

        During the second quarters of 2012 and 2011, weighted-average options to purchase 35.8 million and 10.8 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $52.80 and $160.86, respectively, were greater than the average market price of the Company's common stock.

        Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with an exercise price of $178.50 and $106.10 for approximately 21.0 million and 25.5 million shares of common stock, respectively, were not included in the computation of earnings per share in the second quarters of 2012 and 2011, because they were anti-dilutive.

        The final tranche of equity units held by the Abu Dhabi Investment Authority (ADIA) converted into 5.9 million shares of Citigroup common stock during the third quarter of 2011. Equity units held by ADIA of approximately 5.9 million shares were not included in the computation of earnings per share in the second quarter of 2011 because the exercise price of $318.30 was greater than the average market price of the Company's common stock.

10.    TRADING ACCOUNT ASSETS AND LIABILITIES

        Trading account assets and Trading account liabilities, at fair value, consisted of the following at June 30, 2012 and December 31, 2011:

In millions of dollars	June 30, 2012	December 31, 2011
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$30,747	$27,535
Prime	1,314	877
Alt-A	825	609
Subprime	788	989
Non-U.S. residential	404	396
Commercial	2,266	2,333

Total mortgage-backed securities	$36,344	$32,739

U.S. Treasury and federal agency securities
U.S. Treasury	$20,236	$18,227
Agency obligations	2,548	1,172

Total U.S. Treasury and federal agency securities	$22,784	$19,399

State and municipal securities	$6,649	$5,364
Foreign government securities	84,157	79,551
Corporate	34,898	37,026
Derivatives(2)	60,776	62,327
Equity securities	42,250	33,230
Asset-backed securities(1)	5,945	7,071
Other debt securities	16,443	15,027

Total trading account assets	$310,246	$291,734

Trading account liabilities
Securities sold, not yet purchased	$70,559	$69,809
Derivatives(2)	58,259	56,273

Total trading account liabilities	$128,818	$126,082

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

11.    INVESTMENTS

Overview

In millions of dollars	June 30, 2012	December 31, 2011
Securities available-for-sale	$279,586	$265,204
Debt securities held-to-maturity(1)	11,349	11,483
Non-marketable equity securities carried at fair value(2)	6,747	8,836
Non-marketable equity securities carried at cost(3)	8,244	7,890

Total investments	$305,926	$293,413

(1)
Recorded at amortized cost less impairment for securities that have credit-related impairment.

(2)
Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings. During the second quarter of 2012, the Company sold EMI Music Publishing resulting in a $1.3 billion decrease in non-marketable equity securities carried at fair value.

(3)
Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, Federal Home Loan Banks, foreign central banks and various clearing houses of which Citigroup is a member.

Securities Available-for-Sale

        The amortized cost and fair value of securities available-for-sale (AFS) at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012				December 31, 2011
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$44,415	$1,577	$59	$45,933	$44,394	$1,438	$51	$45,781
Prime	107	2	3	106	118	1	6	113
Alt-A	17	—	—	17	1	—	—	1
Subprime	6	—	—	6	—	—	—	—
Non-U.S. residential	6,788	39	4	6,823	4,671	9	22	4,658
Commercial	486	16	6	496	465	16	9	472

Total mortgage-backed securities	$51,819	$1,634	$72	$53,381	$49,649	$1,464	$88	$51,025

U.S. Treasury and federal agency securities
U.S. Treasury	$55,603	$1,400	$20	$56,983	$48,790	$1,439	$—	$50,229
Agency obligations	31,991	499	1	32,489	34,310	601	2	34,909

Total U.S. Treasury and federal agency securities	$87,594	$1,899	$21	$89,472	$83,100	$2,040	$2	$85,138

State and municipal(2)	$18,657	$140	$2,084	$16,713	$16,819	$134	$2,554	$14,399
Foreign government	94,971	822	221	95,572	84,360	558	404	84,514
Corporate	9,088	310	37	9,361	10,005	305	53	10,257
Asset-backed securities(1)	11,398	53	52	11,399	11,053	31	81	11,003
Other debt securities	52	3	—	55	670	13	—	683

Total debt securities AFS	$273,579	$4,861	$2,487	$275,953	$255,656	$4,545	$3,182	$257,019

Marketable equity securities AFS	$3,910	$35	$312	$3,633	$6,722	$1,658	$195	$8,185

Total securities AFS	$277,489	$4,896	$2,799	$279,586	$262,378	$6,203	$3,377	$265,204

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

        As discussed in more detail below, the Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. Any credit-related impairment related to debt securities the Company does not plan to sell and is not likely to be required to sell is recognized in the Consolidated Statement of Income, with the non-credit-related impairment recognized in accumulated other comprehensive income (AOCI). For other impaired debt securities, the entire impairment is recognized in the Consolidated Statement of Income.

        The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of June 30, 2012 and December 31, 2011:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2012
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$3,552	$32	$355	$27	$3,907	$59
Prime	3	—	39	3	42	3
Alt-A	—	—	—	—	—	—
Subprime	—	—	—	—	—	—
Non-U.S. residential	872	4	82	—	954	4
Commercial	30	1	29	5	59	6

Total mortgage-backed securities	$4,457	$37	$505	$35	$4,962	$72

U.S. Treasury and federal agency securities
U.S. Treasury	$10,556	$20	$—	$—	$10,556	$20
Agency obligations	1,717	1	—	—	1,717	1

Total U.S. Treasury and federal agency securities	$12,273	$21	$—	$—	$12,273	$21

State and municipal	$183	$2	$9,202	$2,082	$9,385	$2,084
Foreign government	19,449	92	5,958	129	25,407	221
Corporate	1,585	23	271	14	1,856	37
Asset-backed securities	1,968	5	1,623	47	3,591	52
Other debt securities	—	—	—	—	—	—
Marketable equity securities AFS	1,489	135	1,181	177	2,670	312

Total securities AFS	$41,404	$315	$18,740	$2,484	$60,144	$2,799

December 31, 2011
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$5,398	$32	$51	$19	$5,449	$51
Prime	27	1	40	5	67	6
Alt-A	—	—	—	—	—	—
Subprime	—	—	—	—	—	—
Non-U.S. residential	3,418	22	57	—	3,475	22
Commercial	35	1	31	8	66	9

Total mortgage-backed securities	$8,878	$56	$179	$32	$9,057	$88

U.S. Treasury and federal agency securities
U.S. Treasury	$553	$—	$—	$—	$553	$—
Agency obligations	2,970	2	—	—	2,970	2

Total U.S. Treasury and federal agency securities	$3,523	$2	$—	$—	$3,523	$2

State and municipal	$59	$2	$11,591	$2,552	$11,650	$2,554
Foreign government	33,109	211	11,205	193	44,314	404
Corporate	2,104	24	203	29	2,307	53
Asset-backed securities	4,625	68	466	13	5,091	81
Other debt securities	164	—	—	—	164	—
Marketable equity securities AFS	47	5	1,457	190	1,504	195

Total securities AFS	$52,509	$368	$25,101	$3,009	$77,610	$3,377

        The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$17	$17	$—	$—
After 1 but within 5 years	266	268	422	423
After 5 but within 10 years	2,081	2,174	2,757	2,834
After 10 years(2)	49,455	50,922	46,470	47,768

Total	$51,819	$53,381	$49,649	$51,025

U.S. Treasury and federal agency securities
Due within 1 year	$15,763	$15,776	$14,615	$14,637
After 1 but within 5 years	66,171	67,605	62,241	63,823
After 5 but within 10 years	3,356	3,706	5,862	6,239
After 10 years(2)	2,304	2,385	382	439

Total	$87,594	$89,472	$83,100	$85,138

State and municipal
Due within 1 year	$71	$72	$142	$142
After 1 but within 5 years	2,531	2,534	455	457
After 5 but within 10 years	195	383	182	188
After 10 years(2)	15,860	13,724	16,040	13,612

Total	$18,657	$16,713	$16,819	$14,399

Foreign government
Due within 1 year	$38,722	$38,742	$34,924	$34,864
After 1 but within 5 years	47,905	48,209	41,612	41,675
After 5 but within 10 years	7,286	7,396	6,993	6,998
After 10 years(2)	1,058	1,225	831	977

Total	$94,971	$95,572	$84,360	$84,514

All other(3)
Due within 1 year	$1,434	$1,431	$4,055	$4,072
After 1 but within 5 years	10,503	10,634	9,843	9,928
After 5 but within 10 years	3,346	3,487	3,009	3,160
After 10 years(2)	5,255	5,263	4,821	4,783

Total	$20,538	$20,815	$21,728	$21,943

Total debt securities AFS	$273,579	$275,953	$255,656	$257,019

(1)
Includes mortgage-backed securities of U.S. government-sponsored entities.

(2)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)
Includes corporate, asset-backed and other debt securities.

        The following table presents interest and dividends on investments for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
In millions of dollars	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Taxable interest	$1,604	$1,834	$3,264	$3,955
Interest exempt from U.S. federal income tax	166	175	340	396
Dividends	84	117	160	186

Total interest and dividends	$1,854	$2,126	$3,764	$4,537

        The following table presents realized gains and losses on all investments for the three and six months ended June 30, 2012 and 2011. The gross realized investment losses exclude losses from other-than-temporary impairment:

	Three Months Ended		Six Months Ended
In millions of dollars	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Gross realized investment gains	$329	$624	$2,495	$1,304
Gross realized investment losses(1)	(56)	(41)	(297)	(141)

Net realized gains	$273	$583	$2,198	$1,163

(1)
During the periods presented, the Company sold various debt securities that were classified as held-to-maturity. These sales were in response to a significant deterioration in the creditworthiness of the issuers or securities. In addition, certain securities were reclassified to AFS investments in response to significant credit deterioration. The Company intends to sell the securities and recorded other-than-temporary-impairment reflected in the following table. For the three months ended June 30, 2012, the securities sold had a carrying value of $276 million and the Company recorded a realized loss of $25 million; the securities reclassified to AFS investments had a carrying value of $68 million and the Company recorded other-than-temporary-impairment of $13 million. For the six months ended June 30, 2012 and 2011, the securities sold had a carrying value of $1,243 million and $82 million, respectively, and the Company recorded a realized loss of $169 million and $15 million, respectively. For the six months ended June 30, 2012, securities reclassified to AFS totaled $107 million and the Company recorded other-than-temporary impairment of $26 million.

Debt Securities Held-to-Maturity

        The carrying value and fair value of debt securities held-to-maturity (HTM) at June 30, 2012 and December 31, 2011 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized loss recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2012
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$322	$57	$265	$21	$21	$265
Alt-A	3,532	1,138	2,394	264	215	2,443
Subprime	252	45	207	5	28	184
Non-U.S. residential	2,768	438	2,330	41	220	2,151
Commercial	472	1	471	3	29	445

Total mortgage-backed securities	$7,346	$1,679	$5,667	$334	$513	$5,488

State and municipal	$1,332	$85	$1,247	$94	$49	$1,292
Foreign Government(4)	2,746	—	2,746	10	—	2,756
Corporate	930	124	806	3	4	805
Asset-backed securities(3)	916	33	883	7	48	842

Total debt securities held-to-maturity	$13,270	$1,921	$11,349	$448	$614	$11,183

December 31, 2011
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$360	$73	$287	$21	$20	$288
Alt-A	4,732	1,404	3,328	20	319	3,029
Subprime	383	47	336	1	71	266
Non-U.S. residential	3,487	520	2,967	59	290	2,736
Commercial	513	1	512	4	52	464

Total mortgage-backed securities	$9,475	$2,045	$7,430	$105	$752	$6,783

State and municipal	$1,422	$95	$1,327	$68	$72	$1,323
Foreign Government	—	—	—	—	—	—
Corporate	1,862	113	1,749	—	254	1,495
Asset-backed securities(3)	1,000	23	977	9	87	899

Total debt securities held-to-maturity	$13,759	$2,276	$11,483	$182	$1,165	$10,500

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

(4)
During the second quarter of 2012, the Company (via its Banamex entity) purchased Mexican government bonds with a par value $2.6 billion and classified them as held-to-maturity.

        The Company has the positive intent and ability to hold these securities to maturity absent any unforeseen further significant changes in circumstances, including deterioration in credit or with regard to regulatory capital requirements.

        The net unrealized losses classified in AOCI relate to debt securities reclassified from AFS investments to HTM investments in a prior year. Additionally, for HTM securities that have suffered credit impairment, declines in fair value for reasons other than credit losses are recorded in AOCI. The AOCI balance was $1.9 billion as of June 30, 2012, compared to $2.3 billion as of December 31, 2011. The AOCI balance for HTM securities is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same debt securities. This will have no impact on the Company's net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

        For any credit-related impairment on HTM securities, the credit loss component is recognized in earnings.

        The table below shows the fair value of debt securities in HTM that have been in an unrecognized loss position for less than 12 months or for 12 months or longer as of June 30, 2012 and December 31, 2011:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
June 30, 2012
Debt securities held-to-maturity
Mortgage-backed securities	$753	$55	$1,895	$458	$2,648	$513
State and municipal	—	—	522	49	522	49
Corporate	—	—	613	4	613	4
Asset-backed securities	341	16	349	32	690	48

Total debt securities held-to-maturity	$1,094	$71	$3,379	$543	$4,473	$614

December 31, 2011
Debt securities held-to-maturity
Mortgage-backed securities	$735	$63	$4,827	$689	$5,562	$752
State and municipal	—	—	682	72	682	72
Corporate	—	—	1,427	254	1,427	254
Asset-backed securities	480	71	306	16	786	87

Total debt securities held-to-maturity	$1,215	$134	$7,242	$1,031	$8,457	$1,165

        Excluded from the gross unrecognized losses presented in the above table are the $1.9 billion and $2.3 billion of gross unrealized losses recorded in AOCI as of June 30, 2012 and December 31, 2011, respectively, mainly related to the HTM securities that were reclassified from AFS investments. Virtually all of these unrecognized losses relate to securities that have been in a loss position for 12 months or longer at June 30, 2012 and December 31, 2011.

        The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	292	268	275	239
After 5 but within 10 years	179	176	238	224
After 10 years(1)	5,196	5,044	6,917	6,320

Total	$5,667	$5,488	$7,430	$6,783

State and municipal
Due within 1 year	$6	$6	$4	$4
After 1 but within 5 years	44	47	43	46
After 5 but within 10 years	62	65	31	30
After 10 years(1)	1,135	1,174	1,249	1,243

Total	$1,247	$1,292	$1,327	$1,323

Foreign Government
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	2,746	2,756	—	—
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—

Total	$2,746	$2,756	$—	$—

All other(2)
Due within 1 year	$—	$—	$21	$21
After 1 but within 5 years	608	610	470	438
After 5 but within 10 years	283	281	1,404	1,182
After 10 years(1)	798	756	831	753

Total	$1,689	$1,647	$2,726	$2,394

Total debt securities held-to-maturity	$11,349	$11,183	$11,483	$10,500

(1)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)
Includes corporate and asset-backed securities.

Evaluating Investments for Other-Than-Temporary Impairment

Overview

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

        Regardless of the classification of the securities as AFS or HTM, the Company has assessed each position with an unrealized loss for other-than-temporary impairment (OTTI). Factors considered in determining whether a loss is temporary include:

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

Debt

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

        For debt securities, a critical component of the evaluation for OTTI is the identification of credit impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. For securities purchased and classified as AFS with the expectation of receiving full principal and interest cash flows as of the date of purchase, this analysis considers the likelihood of receiving all contractual principal and interest. For securities reclassified out of the trading category in the fourth quarter of 2008, the analysis considers the likelihood of receiving the expected principal and interest cash flows anticipated as of the date of reclassification in the fourth quarter of 2008. The extent of the Company's analysis regarding credit quality and the stress on assumptions used in the analysis has been refined for securities where the current fair value or other characteristics of the security warrant.

Equity

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

        The sections below describe current circumstances related to certain significant equity method investments, specific impairments and the Company's process for identifying credit-related impairments in its security types with the most significant unrealized losses as of June 30, 2012.

Akbank

        As previously announced on March 23, 2012, Citi decided to reduce its ownership interest in Akbank T.A.S., an equity investment in Turkey (Akbank), to below 10%. As of March 31, 2012, Citi held a 20% equity interest in Akbank, which it purchased in January 2007, accounted for as an equity method investment. As a result of its decision to sell its share holdings in Akbank, in the first quarter of 2012 Citi recorded an impairment charge related to its total investment in Akbank amounting to approximately $1.2 billion pretax ($763 million after-tax). This impairment charge was primarily driven by the recognition of all respective net investment foreign currency hedging and translation losses previously reflected in AOCI as well as a reduction in carrying value of the investment to reflect the market price of Akbank's shares. The impairment charge was recorded in other-than-temporary impairment losses on investments in the Consolidated Statement of Income. During the second quarter of 2012, Citi sold a 10.1% stake in Akbank, resulting in a loss on sale of $424 million ($274 million after tax), recorded within other revenue. The remaining 9.9% stake in Akbank is recorded within marketable equity securities available-for-sale.

MSSB JV

        As of June 30, 2012, Citi has a 49% interest in the Morgan Stanley Smith Barney joint venture (MSSB JV), with Morgan Stanley holding the remaining 51% interest. Pursuant to the Amended and Restated Limited Liability Company Agreement of the MSSB JV, dated May 31, 2009 (the JV Agreement), Morgan Stanley has the right to exercise options over time to purchase Citigroup Inc.'s 49% interest in the MSSB JV. On June 1, 2012, Morgan Stanley exercised its initial option for the purchase from Citi of an additional 14% interest in the MSSB JV (14% Interest). As provided pursuant to the JV Agreement, the purchase price for the 14% Interest is to be determined pursuant to an appraisal process which includes the exchange between Morgan Stanley and Citi of each respective firm's fair market valuation (as defined under the provisions of the JV Agreement) of the full MSSB JV and if the two firms' valuations differ by more than 10%, a third-party appraisal process.

        Pursuant to the JV Agreement, Citi and Morgan Stanley exchanged their respective fair market valuations for the full MSSB JV on July 16, 2012. Citi's fair market valuation of the full MSSB JV reflected a value for Citi's 49% interest in the MSSB JV that slightly exceeded Citi's carrying value of approximately $11 billion for that 49% interest as of June 30, 2012, and thus there was no impairment as of June 30, 2012. Citi's carrying value increased from March 31, 2012 as additional activities and assets were transferred to MSSB JV during the second quarter of 2012, pursuant to the terms of the JV Agreement.

        Morgan Stanley's valuation for the full MSSB JV reflected a value that was approximately 40% of Citi's fair market valuation for the full MSSB JV.

        Because the two firms were more than 10% apart, the fair market value of the full MSSB JV, and thus the purchase price for the 14% Interest, will be determined by a third-party appraiser. Pursuant to the terms of the JV Agreement, the fair market value of the full MSSB JV will be determined as follows: (i) if the fair market value as determined by the third party appraiser is in the middle third of the range established by Citi and Morgan Stanley's valuations, the fair market valuation determined by the third-party appraiser will be the valuation of the full MSSB JV; (ii) if the fair market value as determined by the third party appraiser is in the top third of the range, the fair market value of the full MSSB JV will be the average of the third-party appraiser's value and Citi's valuation; and (iii) if the fair market value as determined by the third party appraiser is in the bottom third of the range, the fair market value of the full MSSB JV will be the average of the third-party appraiser's value and Morgan Stanley's valuation. The third-party appraisal process is to be concluded by August 30, 2012, with the closing of the sale of the 14% Interest to occur by September 7, 2012.

        Given the wide disparity between the two firms' valuations, depending on the ultimate fair market value determined by the third party appraisal, Citi could have a significant non-cash charge to its net income in the third quarter of 2012, representing other-than-temporary impairment of the carrying value of its 49% interest in the MSSB JV.

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

        The key assumptions for mortgage-backed securities as of June 30, 2012 are in the table below:

June 30, 2012
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

Recognition and Measurement of OTTI

        The following table presents the total OTTI recognized in earnings during the three and six months ended June 30, 2012:

	Three months ended June 30, 2012				Six months ended June 30, 2012
OTTI on Investments and Other Assets In millions of dollars	AFS	HTM	Other Assets	Total	AFS	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period ended June 30, 2012	$7	$138	$—	$145	$10	$255	$—	$265
Less: portion of OTTI loss recognized in AOCI (before taxes)	—	44	—	44	1	65	—	66

Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$7	$94	$—	$101	$9	$190	$—	$199
OTTI losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery(1)
	27	—	—	27	53	—	1,181	1,234

Total impairment losses recognized in earnings	$34	$94	$—	$128	$62	$190	$1,181	$1,433

(1)
As described under "Akbank" above, in the first quarter of 2012, the Company recorded an impairment charge relating to its total investment in Akbank amounting to $1.2 billion pretax ($763 million after-tax).

        The following is a three month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of June 30, 2012 that the Company does not intend to sell nor will likely be required to sell:

	Cumulative OTTI credit losses recognized in earnings
In millions of dollars	March 31, 2012 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	June 30, 2012 balance
AFS debt securities
Mortgage-backed securities
Prime	$292	$—	$—	$—	$292
Alt-A	2	—	—	—	2
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	$296	$—	$—	$—	$296
State and municipal securities	3	4	—	—	7
U.S. Treasury securities	67	—	—	—	67
Foreign government securities	168	—	—	—	168
Corporate	150	—	3	(6)	147
Asset-backed securities	10	—	—	—	10
Other debt securities	52	—	—	—	52

Total OTTI credit losses recognized for AFS debt securities	$746	$4	$3	$(6)	$747

HTM debt securities
Mortgage-backed securities
Prime	$96	$—	$2	$—	$98
Alt-A	2,295	8	73	—	2,376
Subprime	253	—	1	—	254
Non-U.S. residential	80	—	—	—	80
Commercial real estate	10	—	—	—	10

Total mortgage-backed securities	$2,734	$8	$76	$—	$2,818
State and municipal securities	9	1	1	—	11
Foreign Government	—	—	—	—	—
Corporate	395	—	8	—	403
Asset-backed securities	113	—	—	—	113
Other debt securities	11	—	—	—	11

Total OTTI credit losses recognized for HTM debt securities	$3,262	$9	$85	$—	$3,356

        The following is a six month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of June 30, 2012 that the Company does not intend to sell nor will likely be required to sell:

	Cumulative OTTI credit losses recognized in earnings
In millions of dollars	December 31, 2011 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	June 30, 2012 balance
AFS debt securities
Mortgage-backed securities
Prime	$292	$—	$—	$—	$292
Alt-A	2	—	—	—	2
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	$296	$—	$—	$—	$296
State and municipal securities	3	4	—	—	7
U.S. Treasury securities	67	—	—	—	67
Foreign government securities	168	—	—	—	168
Corporate	151	1	4	(9)	147
Asset-backed securities	10	—	—	—	10
Other debt securities	52	—	—	—	52

Total OTTI credit losses recognized for AFS debt securities	$747	$5	$4	$(9)	$747

HTM debt securities
Mortgage-backed securities
Prime	$84	$5	$9	$—	$98
Alt-A	2,218	11	147	—	2,376
Subprime	252	—	2	—	254
Non-U.S. residential	96	—	—	(16)	80
Commercial real estate	10	—	—	—	10

Total mortgage-backed securities	$2,660	$16	$158	$(16)	$2,818
State and municipal securities	9	1	1	—	11
Corporate	391	3	9	—	403
Asset-backed securities	113	—	—	—	113
Other debt securities	9	2	—	—	11

Total OTTI credit losses recognized for HTM debt securities	$3,182	$22	$168	$(16)	$3,356

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

In millions of dollars at June 30, 2012	Fair value		Unfunded commitments	Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
Hedge funds	$843		$—	Generally quarterly	10-95 days
Private equity funds(1)(2)	888		378	—	—
Real estate funds(3)(4)	208		75	—	—

Total	$1,939	(5)	$453	—	—

(1)
Includes investments in private equity funds carried at cost with a carrying value of $7 million.

(2)
Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.

(3)
This category includes several real estate funds that invest primarily in commercial real estate in the U.S., Europe and Asia. Real estate funds include investments to be sold carried at their estimated sales price of $33 million.

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

Consumer Loans

        Consumer loans represent loans and leases managed primarily by the Global Consumer Banking and Local Consumer Lending businesses. The following table provides information by loan type:

In millions of dollars	June 30, 2012	December 31, 2011
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$132,931	$139,177
Installment, revolving credit, and other	14,757	15,616
Cards	109,755	117,908
Commercial and industrial	4,668	4,766
Lease financing	—	1

	$262,111	$277,468

In offices outside the U.S.
Mortgage and real estate(1)	$53,058	$52,052
Installment, revolving credit, and other	35,108	34,613
Cards	38,721	38,926
Commercial and industrial	19,768	19,975
Lease financing	719	711

	$147,374	$146,277

Total Consumer loans	$409,485	$423,745
Net unearned income (loss)	(358)	(405)

Consumer loans, net of unearned income	$409,127	$423,340

(1)
Loans secured primarily by real estate.

        Included in the loan table above are lending products whose terms may give rise to additional credit issues. Credit cards with below-market introductory interest rates and interest-only loans are examples of such products. However, these products are closely managed using appropriate credit techniques that are intended to mitigate their additional inherent risk.

        During the three and six months ended June 30, 2012 and 2011, the Company sold and/or reclassified (to held-for-sale) $0.8 billion and $10.9 billion, and $1.4 billion and $17.8 billion, respectively, of Consumer loans. The Company did not have significant purchases of Consumer loans during the six months ended June 30, 2012 or June 30, 2011.

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

        The following tables provide details on Citigroup's Consumer loan delinquency and non-accrual loans as of June 30, 2012 and December 31, 2011:

Consumer Loan Delinquency and Non-Accrual Details at June 30, 2012

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due Government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$78,226	$3,287	$4,029	$6,435	$91,977	$4,248	$5,028
Home equity loans(5)	38,835	729	895	—	40,459	1,615	—
Credit cards	107,031	1,640	1,597	—	110,268	—	1,597
Installment and other	14,333	285	175	—	14,793	334	13
Commercial market loans	7,130	31	140	—	7,301	154	8

Total	$245,555	$5,972	$6,836	$6,435	$264,798	$6,351	$6,646

In offices outside North America
Residential first mortgages	$43,354	$560	$453	—	$44,367	$723	$—
Home equity loans(5)	5	—	2	—	7	3	—
Credit cards	37,031	946	787	—	38,764	513	497
Installment and other	28,179	530	202	—	28,911	258	—
Commercial market loans	31,372	55	132	—	31,559	402	—

Total	$139,941	$2,091	$1,576	—	$143,608	$1,899	$497

Total GCB and LCL	$385,496	$8,063	$8,412	$6,435	$408,406	$8,250	$7,143
Special Asset Pool (SAP)	$662	$26	$33	—	$721	$96	$—

Total Citigroup	$386,158	$8,089	$8,445	$6,435	$409,127	$8,346	$7,143

(1)
Loans less than 30 days past due are presented as current.

(2)
Includes $1.3 billion of residential first mortgages recorded at fair value.

(3)
Excludes loans guaranteed by U.S. government entities.

(4)
Consists of residential first mortgages that are guaranteed by U.S. government entities that are 30-89 days past due of $1.4 billion and ≥ 90 days past due of $5.0 billion.

(5)
Fixed rate home equity loans and loans extended under home equity lines of credit which are typically in junior lien positions.

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2011

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due Government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$81,081	$3,550	$4,121	$6,686	$95,438	$4,176	$5,054
Home equity loans(5)	41,585	868	1,022	—	43,475	982	—
Credit cards	114,022	2,344	2,058	—	118,424	—	2,058
Installment and other	15,215	340	222	—	15,777	438	10
Commercial market loans	6,643	15	207	—	6,865	220	14

Total	$258,546	$7,117	$7,630	$6,686	$279,979	$5,816	$7,136

In offices outside North America
Residential first mortgages	$43,310	$566	$482	$—	$44,358	$744	$—
Home equity loans(5)	6	—	2	—	8	2	—
Credit cards	38,289	930	785	—	40,004	496	490
Installment and other	26,300	528	197	—	27,025	258	—
Commercial market loans	30,491	79	127	—	30,697	401	—

Total	$138,396	$2,103	$1,593	$—	$142,092	$1,901	$490

Total GCB and LCL	$396,942	$9,220	$9,223	$6,686	$422,071	$7,717	$7,626
Special Asset Pool (SAP)	1,193	29	47	—	1,269	115	—

Total Citigroup	$398,135	$9,249	$9,270	$6,686	$423,340	$7,832	$7,626

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

Consumer Credit Scores (FICO)

        In the U.S., independent credit agencies rate an individual's risk for assuming debt based on the individual's credit history and assign every consumer a "FICO" credit score. These scores are continually updated by the agencies based upon an individual's credit actions (e.g., taking out a loan or missed or late payments).

        The following table provides details on the FICO scores attributable to Citi's U.S. Consumer loan portfolio as of June 30, 2012 and December 31, 2011 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis.

	June 30, 2012
FICO score distribution in U.S. portfolio(1)(2) In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$18,410	$8,539	$52,116
Home equity loans	5,977	3,567	29,038
Credit cards	8,024	10,140	87,827
Installment and other	4,350	2,477	5,596

Total	$36,761	$24,723	$174,577

(1)
Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)
Excludes balances where FICO was not available. Such amounts are not material.

	December 31, 2011
FICO score distribution in U.S. portfolio(1)(2) In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$20,370	$8,815	$52,839
Home equity loans	6,783	3,703	30,884
Credit cards	9,621	10,905	93,234
Installment and other	3,789	2,858	6,704

Total	$40,563	$26,281	$183,661

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

        The following tables provide details on the LTV ratios attributable to Citi's U.S. Consumer mortgage portfolios as of June 30, 2012 and December 31, 2011. LTV ratios are updated monthly using the most recent Core Logic HPI data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available; otherwise, at the state level. The remainder of the portfolio is updated in a similar manner using the Office of Federal Housing Enterprise Oversight indices.

	June 30, 2012
LTV distribution in U.S. portfolio(1)(2) In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$37,631	$20,040	$21,408
Home equity loans	12,098	9,480	16,811

Total	$49,729	$29,520	$38,219

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

        Effective in the third quarter of 2011, as a result of Citi's adoption of ASU 2011-02, certain loans modified under short-term programs beginning January 1, 2011 that were previously measured for impairment under ASC 450 are now measured for impairment under ASC 310-10-35. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables previously measured under ASC 450 was $1,170 million and the allowance for credit losses associated with those loans was $467 million. See Note 1 to the Consolidated Financial Statements for a discussion of this change.

        The following tables present information about total impaired Consumer loans at June 30, 2012 and December 31, 2011, respectively, and for the three- and six-month periods ended June 30, 2012 and June 30, 2011 for interest income recognized on impaired Consumer loans:

Impaired Consumer Loans

	June 30, 2012				Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)(6)	Interest income recognized(5)(6)	Interest income recognized(5)(6)	Interest income recognized(5)(6)
Mortgage and real estate
Residential first mortgages	$18,710	$20,122	$3,042	$19,175	$209	$253	$423	$454
Home equity loans	1,668	1,787	1,098	1,751	17	18	32	30
Credit cards	5,520	5,575	2,505	6,264	78	101	166	198
Installment and other
Individual installment and other	1,999	2,272	788	2,287	60	82	130	152
Commercial market loans	490	756	74	493	9	7	13	17

Total(7)	$28,387	$30,512	$7,507	$29,970	$373	$461	$764	$851

(1)
Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)
$884 million of residential first mortgages, $40 million of home equity loans and $165 million of commercial market loans do not have a specific allowance.

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

(7)
Prior to 2008, the Company's financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers' financial difficulties and it was determined that a concession was granted to the borrower. Smaller-balance consumer loans modified since January 1, 2008 amounted to $27.9 billion at June 30, 2012. However, information derived from Citi's risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $28.9 billion at June 30, 2012.

	December 31, 2011
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$19,616	$20,803	$3,404	$18,642
Home equity loans	1,771	1,823	1,252	1,680
Credit cards	6,695	6,743	3,122	6,542
Installment and other
Individual installment and other	2,264	2,267	1,032	2,644
Commercial market loans	517	782	75	572

Total(5)	$30,863	$32,418	$8,885	$30,080

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

Consumer Troubled Debt Restructurings

        The following tables present TDRs occurring during the three- and six-month periods ended June 30, 2012 and 2011:

Three months ended June 30, 2012:

In millions of dollars except number of loans modified	Number of loans modified	Post-modification recorded investment(1)	Deferred principal(2)	Contingent principal forgiveness(3)	Principal forgiveness	Average interest rate reduction
North America
Residential first mortgages	8,890	$1,819	$2	$—	$318	2%
Home equity loans	2,212	76	1	—	24	2
Credit cards	50,163	268	—	—	—	17
Installment and other revolving	15,142	112	—	—	—	6
Commercial markets(4)	59	5	—	—	—	—

Total	76,466	$2,280	$3	$—	$342

International
Residential first mortgages	557	$33	$—	$—	$1	1%
Home equity loans	14	1	—	—	—	—
Credit cards	51,804	148	—	—	—	31
Installment and other revolving	10,990	62	—	—	—	19
Commercial markets(4)	152	37	—	—	1	—

Total	63,517	$281	$—	$—	$2

Three months ended June 30, 2011:

In millions of dollars except number of loans modified	Number of loans modified	Post-modification recorded investment(1)	Deferred principal(2)	Contingent principal forgiveness(3)	Principal forgiveness	Average interest rate reduction
North America
Residential first mortgages	9,088	$1,383	$16	$22	$—	2%
Home equity loans	4,113	199	3	—	—	4
Credit cards	150,550	870	—	—	—	19
Installment and other revolving	24,642	184	—	—	—	4
Commercial markets(4)	136	10	—	—	—	—

Total	188,529	$2,646	$19	$22	$—

International
Residential first mortgages	1,079	$58	$—	$—	$2	1%
Home equity loans	20	1	—	—	—	—
Credit cards	55,672	147	—	—	—	23
Installment and other revolving	43,810	160	—	—	3	12
Commercial markets(4)	6	—	—	—	—	—

Total	100,587	$366	$—	$—	$5

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

Six months ended June 30, 2012:

In millions of dollars except number of loans modified	Number of loans modified	Post-modification recorded investment(1)	Deferred principal(2)	Contingent principal forgiveness(3)	Principal forgiveness	Average interest rate reduction
North America
Residential first mortgages	13,816	$2,459	$6	$2	$339	2%
Home equity loans	4,856	182	3	—	26	3
Credit cards	115,399	613	—	—	—	17
Installment and other revolving	34,959	257	—	—	—	6
Commercial markets(4)	96	6	—	—	—	—

Total	169,126	$3,517	$9	$2	$365

International
Residential first mortgages	1,145	$66	$—	$—	$1	1%
Home equity loans	30	2	—	—	—	—
Credit cards	105,448	298	—	—	—	30
Installment and other revolving	23,249	138	—	—	1	18
Commercial markets(4)	223	56	—	1	2	—

Total	130,095	$560	$—	$1	$4

Six months ended June 30, 2011:

In millions of dollars except number of loans modified	Number of loans modified	Post-modification recorded investment(1)	Deferred principal(2)	Contingent principal forgiveness(3)	Principal forgiveness	Average interest rate reduction
North America
Residential first mortgages	19,375	$3,037	$57	$36	$—	2%
Home equity loans	10,751	564	16	1	—	4
Credit cards	362,431	2,122	—	—	—	19
Installment and other revolving	54,422	411	—	—	—	4
Commercial markets(4)	434	31	—	—	—	—

Total	447,413	$6,165	$73	$37	$—

International
Residential first mortgages	2,552	$127	$—	$—	$3	1%
Home equity loans	39	2	—	—	—	—
Credit cards	126,493	332	—	—	1	21
Installment and other revolving	82,727	330	—	—	7	10
Commercial markets(4)	9	—	—	—	—	—

Total	211,820	$791	$—	$—	$11

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

        The following table presents TDR loans that defaulted during the three- and six-month periods ended June 30, 2012 and 2011, respectively, and for which the payment default occurred within one year of the modification.

In millions of dollars	Three Months Ended June 30, 2012(1)	Three Months Ended June 30, 2011(1)	Six Months Ended June 30, 2012(1)	Six Months Ended June 30, 2011(1)
North America
Residential first mortgages	$212	$398	$653	$856
Home equity loans	22	27	52	52
Credit cards	115	323	280	792
Installment and other revolving	29	21	62	40
Commercial markets	—	—	—	—

Total	$378	$769	$1,047	$1,740

International
Residential first mortgages	$9	$28	$19	$64
Home equity loans	—	1	—	2
Credit cards	93	105	146	219
Installment and other revolving	28	73	65	155
Commercial markets	1	—	1	—

Total	$131	$207	$231	$440

(1)
Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

Corporate Loans

        Corporate loans represent loans and leases managed by the Institutional Clients Group or the Special Asset Pool in Citi Holdings. The following table presents information by Corporate loan type as of June 30, 2012 and December 31, 2011:

In millions of dollars	June 30, 2012	December 31, 2011
Corporate
In U.S. offices
Commercial and industrial	$24,889	$20,830
Loans to financial institutions	19,134	15,113
Mortgage and real estate(1)	23,239	21,516
Installment, revolving credit and other	33,838	33,182
Lease financing	1,295	1,270

	$102,395	$91,911

In offices outside the U.S.
Commercial and industrial	$87,347	$79,764
Installment, revolving credit and other	17,001	14,114
Mortgage and real estate(1)	6,517	6,885
Loans to financial institutions	31,302	29,794
Lease financing	538	568
Governments and official institutions	1,527	1,576

	$144,232	$132,701

Total Corporate loans	$246,627	$224,612
Net unearned income (loss)	(786)	(710)

Corporate loans, net of unearned income	$245,841	$223,902

(1)
Loans secured primarily by real estate.

        The Company sold and/or reclassified (to held-for-sale) $1,639 million and $714 million of Corporate loans during the six and three months ended June 30, 2012, respectively, and $3,718 million and $1,574 million during the six and three months ended June 30, 2011, respectively. The Company did not have significant purchases of Corporate loans classified as held-for-investment during the six and three months ended June 30, 2012 and June 30, 2011.

        Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired Corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While Corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by Corporate loan type as of June 30, 2012 and December 31, 2011:

Corporate Loan Delinquency and Non-Accrual Details at June 30, 2012

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans
Commercial and industrial	$62	$6	$68	$1,023	$109,901	$110,992
Financial institutions	28	—	28	537	48,060	48,625
Mortgage and real estate	167	122	289	779	28,583	29,651
Leases	5	—	5	7	1,821	1,833
Other	69	12	81	225	50,605	50,911
Loans at fair value						3,829

Total	$331	$140	$471	$2,571	$238,970	$245,841

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

(3)
Corporate loans are past due when principal or interest is contractually due but unpaid. Loans less than 30 days past due are presented as current.

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2011

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans
Commercial and industrial	$93	$30	$123	$1,134	$98,157	$99,414
Financial institutions	—	2	2	763	42,642	43,407
Mortgage and real estate	224	125	349	1,039	26,908	28,296
Leases	3	11	14	13	1,811	1,838
Other	225	15	240	287	46,481	47,008
Loans at fair value						3,939

Total	$545	$183	$728	$3,236	$215,999	$223,902

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

Corporate Loans Credit Quality Indicators at June 30, 2012 and December 31, 2011

	Recorded investment in loans(1)
In millions of dollars	June 30, 2012	December 31, 2011
Investment grade(2)
Commercial and industrial	$73,997	$67,282
Financial institutions	39,086	35,159
Mortgage and real estate	11,860	10,729
Leases	1,219	1,161
Other	45,135	42,428

Total investment grade	$171,297	$156,759

Non-investment grade(2)
Accrual
Commercial and industrial	$35,972	$30,998
Financial institutions	9,002	7,485
Mortgage and real estate	3,477	3,812
Leases	607	664
Other	5,551	4,293
Non-accrual
Commercial and industrial	1,023	1,134
Financial institutions	537	763
Mortgage and real estate	779	1,039
Leases	7	13
Other	225	287

Total non-investment grade	$57,180	$50,488

Private Banking loans managed on a
delinquency basis(2)	$13,535	$12,716
Loans at fair value	3,829	3,939

Corporate loans, net of unearned income	$245,841	$223,902

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

        The following tables present non-accrual loan information by Corporate loan type at June 30, 2012 and December 31, 2011, respectively, and interest income recognized on non-accrual Corporate loans for the three- and six-month periods ended June 30, 2012 and 2011, respectively:

Non-Accrual Corporate Loans

	June 30, 2012				Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized	Interest income recognized
Non-accrual corporate loans
Commercial and industrial	$1,023	$1,378	$252	$1,186	$28	$35
Loans to financial institutions	537	581	16	791	—	—
Mortgage and real estate	779	1,129	114	983	3	21
Lease financing	7	16	—	13	1	1
Other	225	579	35	266	5	6

Total non-accrual Corporate loans	$2,571	$3,683	$417	$3,239	$37	$63

	December 31, 2011
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(3)
Non-accrual Corporate loans
Commercial and industrial	$1,134	$1,455	$186	$1,446
Loans to financial institutions	763	1,127	28	1,056
Mortgage and real estate	1,039	1,245	151	1,487
Lease financing	13	21	—	25
Other	287	640	55	420

Total non-accrual Corporate loans	$3,236	$4,488	$420	$4,434

In millions of dollars	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Interest income recognized	$33	$46

	June 30, 2012		December 31, 2011
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual Corporate loans with valuation allowances
Commercial and industrial	$530	$252	$501	$186
Loans to financial institutions	43	16	78	28
Mortgage and real estate	422	114	540	151
Other	112	35	120	55

Total non-accrual Corporate loans with specific allowance	$1,107	$417	$1,239	$420

Non-accrual Corporate loans without specific allowance
Commercial and industrial	$493		$633
Loans to financial institutions	494		685
Mortgage and real estate	357		499
Lease financing	7		13
Other	113		167

Total non-accrual Corporate loans without specific allowance	$1,464	N/A	$1,997	N/A

(1)
Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)
Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)
Average carrying value does not include related specific allowance.

N/A Not Applicable

Corporate Troubled Debt Restructurings

        The following tables provide details on TDR activity and default information as of and for the three- and six-month periods ended June 30, 2012 and 2011.

        The following table presents TDRs occurring during the three-month period ended June 30, 2012.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$22	$7	$4	$11	$—	$—
Loans to financial institutions	—	—	—	—	—	—
Mortgage and real estate	32	—	—	32	—	—
Other	—	—	—	—	—	—

Total	$54	$7	$4	$43	$—	$—

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)
TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)
Balances reflect charge-offs and reserves recorded during the three months ended June 30, 2012 on loans subject to a TDR during the period then ended.

        The following table presents TDRs occurring during the three-month period ended June 30, 2011.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$40	$—	$—	$40	$—	$1
Loans to financial institutions	—	—	—	—	—	—
Mortgage and real estate	1	1	—	—	1	—
Other	—	—	—	—	—	—

Total	$41	$1	$—	$40	$1	$1

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)
TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)
Balances reflect charge-offs and reserves recorded during the three months ended June 30, 2011 on loans subject to a TDR during the period then ended.

        The following table presents TDRs occurring during the six-month period ended June 30, 2012.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$39	$24	$4	$11	$—	$1
Loans to financial institutions	—	—	—	—	—	—
Mortgage and real estate	93	60	—	33	—	—
Other	—	—	—	—	—	—

Total	$132	$84	$4	$44	$—	$1

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)
TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)
Balances reflect charge-offs and reserves recorded during the six months ended June 30, 2012 on loans subject to a TDR during the period then ended.

        The following table presents TDRs occurring during the six-month period ended June 30, 2011.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$40	$—	$—	$40	$—	$1
Loans to financial institutions	—	—	—	—	—	—
Mortgage and real estate	228	3	—	225	4	37
Other	—	—	—	—	—	—

Total	$268	$3	$—	$265	$4	$38

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)
TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)
Balances reflect charge-offs and reserves recorded during the six months ended June 30, 2011 on loans subject to a TDR during the period then ended.

        The following table presents total corporate loans modified in a troubled debt restructuring at June 30, 2012 and 2011, as well as those TDRs that defaulted during the three and six months of 2012 and 2011, and for which the payment default occurred within one year of the modification.

In millions of dollars	TDR Balances at June 30, 2012	TDR Loans in payment default Three Months Ended June 30, 2012	TDR Loans in payment default Six Months Ended June 30, 2012	TDR Balances at June 30, 2011	TDR Loans in payment default Three Months Ended June 30, 2011	TDR Loans in payment default Six Months Ended June 30, 2011
Commercial and industrial	$388	$7	$7	$367	$1	$1
Loans to financial institutions	30	—	—	—	—	—
Mortgage and real estate	153	—	—	364	—	—
Other	572	—	—	618	—	—

Total	$1,143	$7	$7	$1,349	$1	$1

(1)
Payment default constitutes failure to pay principal or interest when due per the contractual terms of the loan.

13.    ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2012	2011	2012	2011
Allowance for loan losses at beginning of period	$29,020	$36,568	$30,115	$40,655
Gross credit losses	(4,317)	(5,906)	(9,088)	(13,037)
Gross recoveries	741	759	1,557	1,621

Net credit losses (NCLs)	$(3,576)	$(5,147)	$(7,531)	$(11,416)

NCLs replenishments	$3,576	$5,147	$7,531	$11,416
Net reserve builds (releases)	(616)	(1,950)	(810)	(5,432)
Net specific reserve builds (releases)	(375)	(16)	(1,308)	96

Total provision for credit losses	$2,585	$3,181	$5,413	$6,080
Other, net(1)	(418)	(240)	(386)	(957)

Allowance for loan losses at end of period	$27,611	$34,362	$27,611	$34,362

Allowance for credit losses on unfunded lending commitments at beginning of period(2)	$1,097	$1,105	$1,136	$1,066
Provision for unfunded lending commitments	7	(13)	(31)	12

Allowance for credit losses on unfunded lending commitments at end of period(2)	$1,104	$1,097	$1,104	$1,097

Total allowance for loans, leases, and unfunded lending commitments	$28,715	$35,459	$28,715	$35,459

(1)
The six months ended June 30, 2012 primarily included reductions of approximately $320 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios. The six months ended June 30, 2011 included a reduction of approximately $930 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of $240 million related to the sale of the Egg Banking PLC credit card business.

(2)
Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other Liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$3,057	$25,963	$29,020	$2,879	$27,236	$30,115
Charge-offs	(227)	(4,090)	(4,317)	(312)	(8,776)	(9,088)
Recoveries	73	668	741	241	1,316	1,557
Replenishment of net charge-offs	154	3,422	3,576	71	7,460	7,531
Net reserve releases	(77)	(539)	(616)	77	(887)	(810)
Net specific reserve builds (releases)	9	(384)	(375)	5	(1,313)	(1,308)
Other	(17)	(401)	(418)	11	(397)	(386)

Ending balance	$2,972	$24,639	$27,611	$2,972	$24,639	$27,611

	June 30, 2012			December 31, 2011
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Determined in accordance with ASC 450-20	$2,494	$17,102	$19,596	$2,408	$18,334	$20,742

Determined in accordance with ASC 310-10-35	417	7,507	7,924	420	8,885	9,305

Determined in accordance with ASC 310-30	61	30	91	51	17	68

Total allowance for loan losses	$2,972	$24,639	$27,611	$2,879	$27,236	$30,115

Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20	$238,925	$379,079	$618,004	$215,778	$390,831	$606,609

Loans evaluated for impairment in accordance with ASC 310-10-35	2,956	28,387	31,343	3,994	30,863	34,857

Loans acquired with deteriorated credit quality in accordance with ASC 310-30	131	401	532	191	320	511

Loans held at fair value	3,829	1,260	5,089	3,939	1,326	5,265

Total loans, net of unearned income	$245,841	$409,127	$654,968	$223,902	$423,340	$647,242

14.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in Goodwill during the first six months of 2012 were as follows:

In millions of dollars
Balance at December 31, 2011	$25,413
Foreign exchange translation	$397

Balance at March 31, 2012	$25,810

Foreign exchange translation	$(306)
Smaller acquisitions/divestitures	(8)
Purchase accounting adjustments and other	(13)

Balance at June 30, 2012	$25,483

        Goodwill is tested for impairment annually at the reporting unit level and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the first six months of 2012, no goodwill was written off due to impairment.

        As of January 1, 2012, the majority of the businesses previously included within the Local Consumer Lending (LCL)—Cards reporting unit were transferred out of that reporting unit, primarily to North America—RCB. Additionally, certain businesses within Brokerage and Asset Management were transferred to Latin America RCB. Goodwill affected by the reorganization has been reassigned from LCL—Cards and Brokerage and Asset Management to those reporting units that received businesses using a relative fair value approach. Since January 1, 2012, goodwill is allocated to disposals and tested for impairment under the new reporting units. An interim goodwill impairment test was performed on the impacted reporting units as of January 1, 2012, resulting in no impairment. There were no other triggering events present during the first and second quarter of 2012 and therefore no additional interim goodwill impairment tests were performed.

        The following table shows reporting units with goodwill balances as of June 30, 2012.

In millions of dollars Reporting unit(1)	Goodwill
North America Regional Consumer Banking	$6,797
EMEA Regional Consumer Banking	354
Asia Regional Consumer Banking	5,589
Latin America Regional Consumer Banking	1,856
Securities and Banking	9,189
Transaction Services	1,550
Brokerage and Asset Management	42
Local Consumer Lending—Cards	106

Total	$25,483

(1)
Local Consumer Lending—Other is excluded from the table as there is no goodwill allocated to it.

Intangible Assets

        As of June 30, 2012 and December 31, 2011, the components of intangible assets were as follows:

	June 30, 2012			December 31, 2011
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,627	$5,524	$2,103	$7,616	$5,309	$2,307
Core deposit intangibles	1,286	952	334	1,337	965	372
Other customer relationships	803	363	440	830	356	474
Present value of future profits	237	129	108	235	123	112
Indefinite-lived intangible assets	488	—	488	492	—	492
Other(1)	4,834	2,151	2,683	4,866	2,023	2,843

Intangible assets (excluding MSRs)	$15,275	$9,119	$6,156	$15,376	$8,776	$6,600
Mortgage servicing rights (MSRs)	2,117	—	2,117	2,569	—	2,569

Total intangible assets	$17,392	$9,119	$8,273	$17,945	$8,776	$9,169

(1)
Includes contract-related intangible assets.

        The changes in intangible assets during the first six months of 2012 were as follows:

In millions of dollars	Net carrying amount at December 31, 2011	Acquisitions/ divestitures	Amortization	Impairments	FX and other(1)	Net carrying amount at June 30, 2012
Purchased credit card relationships	$2,307	$—	$(202)	$—	$(2)	$2,103
Core deposit intangibles	372	—	(42)	—	4	334
Other customer relationships	474	—	(23)	—	(11)	440
Present value of future profits	112	—	(5)	—	1	108
Indefinite-lived intangible assets	492	—	—	—	(4)	488
Other	2,843	2	(164)	(1)	3	2,683

Intangible assets (excluding MSRs)	$6,600	$2	$(436)	$(1)	$(9)	$6,156
Mortgage servicing rights (MSRs)(2)	2,569					2,117

Total intangible assets	$9,169					$8,273

(1)
Includes foreign exchange translation and purchase accounting adjustments.

(2)
See Note 17 to the Consolidated Financial Statements for the roll-forward of MSRs.

15.    DEBT

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings with weighted average interest rates at June 30, 2012 and December 31, 2011 as follows:

	June 30, 2012	December 31, 2011
In millions of dollars	Balance	Balance
Commercial paper
Bank	$15,609	$14,872
Non-bank	5,137	6,414

	$20,746	$21,286
Other borrowings(1)	37,952	33,155

Total	$58,698	$54,441

(1)
At June 30, 2012 and December 31, 2011, collateralized short-term advances from the Federal Home Loan Banks were $8 billion and $5 billion, respectively.

        Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks. Citigroup pays commitment fees for its lines of credit.

        Some of Citigroup's non-bank subsidiaries have credit facilities with Citigroup's subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities are secured in accordance with Section 23A of the Federal Reserve Act.

        Citigroup Global Markets Holdings Inc. (CGMHI) has substantial borrowing agreements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

Long-Term Debt

In millions of dollars	June 30, 2012	December 31, 2011
Citigroup parent company	$165,180	$181,702
Bank(1)	64,012	76,544
Other non-bank	59,142	65,259

Total(2)(3)	$288,334	$323,505

(1)
Represents Citibank, N.A. as well as subsidiaries of Citibank and Banamex. At June 30, 2012 and December 31, 2011, collateralized long-term advances from the Federal Home Loan Banks were $17.8 billion and $11.0 billion, respectively.

(2)
Of this amount, approximately $17 billion consisted of Temporary Liquidity Guarantee Program (TLGP) debt that will mature in full by the end of 2012.

(3)
Includes senior notes with carrying values of $188 million issued to Safety First Trust Series 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 at June 30, 2012 and $193 million issued to Safety First Trust Series 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 at December 31, 2011. Citigroup Funding Inc. (CFI) owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust securities and the Safety First Trusts' common securities. The Safety First Trusts' obligations under the Safety First Trust securities are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        CGMHI has committed long-term financing facilities with unaffiliated banks. At June 30, 2012, CGMHI had drawn down the full $700 million available under these facilities, of which $150 million is guaranteed by Citigroup. Generally, a bank can terminate these facilities by giving CGMHI one-year prior notice.

        Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $16,036 million and $16,057 million at June 30, 2012 and December 31, 2011, respectively. The Company formed statutory business trusts under the laws of the State of Delaware. The trusts exist for the exclusive purposes of (i) issuing trust preferred securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Generally, upon receipt of certain regulatory approvals, Citigroup has the right to redeem these securities.

        During the second quarter of 2012, Citi announced the redemption of two series of its trust preferred securities (Citigroup Capital XII and XXI), which closed on July 18, 2012. Citi also has announced the redemption of Citigroup Capital XIX, which is to be redeemed on August 15, 2012.

        The following table summarizes the financial structure of each of the subsidiary trusts issuing these trust preferred securities as of June 30, 2012:

						Junior subordinated debentures owned by trust
Trust preferred securities with distributions guaranteed by Citigroup In millions of dollars, except share amounts					Common shares issued to parent
	Issuance date	Securities issued	Liquidation value(1)	Coupon rate		Amount	Maturity	Redeemable by issuer beginning
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	35,885,898	897	7.125%	1,109,874	925	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	43,651,597	1,091	6.950%	1,350,050	1,125	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	33,874,813	847	6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	14,757,823	369	6.100%	456,428	380	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460	6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XII(2)	Mar. 2010	92,000,000	2,300	8.500%	1,000	2,300	Mar. 30, 2040	Mar. 30, 2015
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875%	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XIV	June 2006	12,227,281	306	6.875%	40,000	307	June 30, 2066	June 30, 2011
CitigroupvCapital XV	Sept. 2006	25,210,733	630	6.500%	40,000	631	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	38,148,947	954	6.450%	20,000	954	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	28,047,927	701	6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	99,901	157	6.829%	50	157	June 28, 2067	June 28, 2017
Citigroup Capital XIX(3)	Aug. 2007	22,771,968	569	7.250%	20,000	570	Aug. 15, 2067	Aug. 15, 2012
Citigroup Capital XX	Nov. 2007	17,709,814	443	7.875%	20,000	443	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXI(2)	Dec. 2007	2,345,801	2,346	8.300%	500	2,346	Dec. 21, 2077	Dec. 21, 2037
Citigroup Capital XXXIII	July 2009	3,025,000	3,025	8.000%	100	3,025	July 30, 2039	July 30, 2014
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$17,653			$17,779

(1)
Represents the notional value received by investors from the trusts at the time of issuance.

(2)
Redeemed in full on July 18, 2012.

(3)
To be redeemed in full on August 15, 2012.

        In each case, the coupon rate on the debentures is the same as that on the trust preferred securities. Distributions on the trust preferred securities and interest on the debentures are payable quarterly, except for Citigroup Capital III, Citigroup Capital XVIII and Citigroup Capital XXI on which distributions are payable semiannually.

16.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Changes in each component of Accumulated other comprehensive income (loss) for the six months ended June 30, 2012 and 2011 are as follows:

Six months ended June 30, 2012: In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2011	$(35)	$(10,651)	$(2,820)	$(4,282)	$(17,788)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)(2)	(774)	—	—	—	(774)
Foreign currency translation adjustment, net of taxes and hedges(3)(4)	—	1,697	—	—	1,697
Cash flow hedges, net of taxes(5)	—	—	220	—	220
Pension liability adjustment, net of taxes(6)	—	—	—	(90)	(90)

Change	$(774)	$1,697	$220	$(90)	$1,053

Balance, March 31, 2012	$(809)	$(8,954)	$(2,600)	$(4,372)	$(16,735)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	564	—	—	—	564
Foreign currency translation adjustment, net of taxes and hedges(3)(4)	—	(1,596)	—	—	(1,596)
Cash flow hedges, net of taxes(5)	—	—	(89)	—	(89)
Pension liability adjustment, net of taxes(6)	—	—	—	107	107

Change	$564	$(1,596)	$(89)	$107	$(1,014)

Balance, June 30, 2012	$(245)	$(10,550)	$(2,689)	$(4,265)	$(17,749)

Six months ended June 30, 2011: In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2010	$(2,395)	$(7,127)	$(2,650)	$(4,105)	$(16,277)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	740	—	—	—	740
Foreign currency translation adjustment, net of taxes and hedges(3)	—	1,364	—	—	1,364
Cash flow hedges, net of taxes(5)	—	—	152	—	152
Pension liability adjustment, net of taxes(6)	—	—	—	37	37

Change	$740	$1,364	$152	$37	$2,293

Balance, March 31, 2011	$(1,655)	$(5,763)	$(2,498)	$(4,068)	$(13,984)
Change in net unrealized gains (losses) on investment securities, net of taxes(1)	1,052	—	—	—	1,052
Foreign currency translation adjustment, net of taxes and hedges(3)	—	776	—	—	776
Cash flow hedges, net of taxes(5)	—	—	(69)	—	(69)
Pension liability adjustment, net of taxes(6)	—	—	—	3	3

Change	$1,052	$776	$(69)	$3	$1,762

Balance, June 30, 2011	$(603)	$(4,987)	$(2,567)	$(4,065)	$(12,222)

(1)
The after-tax realized gains (losses) on sales and impairments of securities during the six months ended June 30, 2012 and 2011 were $500 million and $(414) million, respectively. For details of the realized gains (losses) on sales and impairments on Citigroup's investment securities included in income, see Note 11 to the Consolidated Financial Statements.

(2)
Includes the after-tax impact of realized gains from the sales of minority investments: $672 million from the Company's entire interest in Housing Development Finance Corporation Ltd. (HDFC); and $421 million from the Company's interest in Shanghai Pudong Development Bank (SPDB).

(3)
For the second quarter of 2012, primarily reflected the movements in (by order of impact) the Mexican peso, Brazilian real, Indian rupee, Russian ruble and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges. For the first quarter of 2012, primarily reflected the movements in (by order of impact) the Mexican peso, Turkish lira, Japanese yen, Euro and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges. For the six months ended June 30, 2011, primarily reflected the movements in (by order of impact) the Euro, Mexican peso, British pound, Korean won and Turkish lira against the U.S. dollar, and changes in related tax effects and hedges.

(4)
The after-tax impact due to impairment charges and the loss related to Akbank during the six months ended June 30, 2012 was $667 million. See Note 11 to the Consolidated Financial Statements.

(5)
Primarily driven by Citigroup's pay fixed/receive floating interest rate swap programs that are hedging the floating rates on deposits and long-term debt.

(6)
Primarily reflects adjustments based on the final year-end actuarial valuations of the Company's pension and postretirement plans and amortization of amounts previously recognized in other comprehensive income.

THIS PAGE INTENTIONALLY LEFT BLANK

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

        Most of Citigroup's SPEs are variable interest entities (VIEs), as described below.

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

        Citigroup's involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE as of June 30, 2012 and December 31, 2011 is presented below:

As of June 30, 2012
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures(3)
	Total involvement with SPE assets
In millions of dollars		Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(4)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$76,716	$76,716	$—	$—	$—	$—	$—	$—
Mortgage securitizations(5)
U.S. agency-sponsored	239,887	—	239,887	3,707	—	—	23	3,730
Non-agency-sponsored	9,485	1,425	8,060	400	—	—	—	400
Citi-administered asset-backed commercial paper conduits (ABCP)	29,724	21,093	8,631	—	—	8,631	—	8,631
Third-party commercial paper conduits	—	—	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	2,730	—	2,730	9	—	—	—	9
Collateralized loan obligations (CLOs)	7,387	—	7,387	508	22	—	—	530
Asset-based financing	20,962	1,180	19,782	10,339	31	2,739	130	13,239
Municipal securities tender option bond trusts (TOBs)	16,101	8,004	8,097	707	—	4,817	—	5,524
Municipal investments	20,182	291	19,891	2,198	3,549	1,470	—	7,217
Client intermediation	1,762	32	1,730	334	—	—	—	334
Investment funds	3,215	24	3,191	—	141	43	—	184
Trust preferred securities	17,960	—	17,960	—	128	—	—	128
Other	2,262	126	2,136	266	289	289	89	933

Total	$448,373	$108,891	$339,482	$18,468	$4,160	$17,989	$242	$40,859

Citi Holdings
Credit card securitizations	$579	$436	$143	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	129,908	—	129,908	785	—	—	143	928
Non-agency-sponsored	18,493	1,664	16,829	51	—	—	2	53
Student loan securitizations	1,752	1,752	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	5,397	—	5,397	142	—	—	123	265
Collateralized loan obligations (CLOs)	4,959	—	4,959	435	—	6	97	538
Asset-based financing	7,432	3	7,429	3,328	3	279	—	3,610
Municipal investments	7,722	—	7,722	149	238	1,032	—	1,419
Client intermediation	35	35	—	—	—	—	—	—
Investment funds	1,123	14	1,109	—	45	—	—	45
Other	6,808	6,648	160	—	9	—	—	9

Total	$184,208	$10,552	$173,656	$4,890	$295	$1,317	$365	$6,867

Total Citigroup	$632,581	$119,443	$513,138	$23,358	$4,455	$19,306	$607	$47,726

(1)
The definition of maximum exposure to loss is included in the text that follows this table.

(2)
Included in Citigroup's June 30, 2012 Consolidated Balance Sheet.

(3)
Not included in Citigroup's June 30, 2012 Consolidated Balance Sheet.

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

As of December 31, 2011
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures(3)
	Total involvement with SPE assets
In millions of dollars		Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(4)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$87,083	$87,083	$—	$—	$—	$—	$—	$—
Mortgage securitizations(5)
U.S. agency-sponsored	232,179	—	232,179	3,769	—	—	26	3,795
Non-agency-sponsored	9,743	1,622	8,121	348	—	—	—	348
Citi-administered asset-backed commercial paper conduits (ABCP)	34,987	21,971	13,016	—	—	13,016	—	13,016
Third-party commercial paper conduits	7,507	—	7,507	—	—	298	—	298
Collateralized debt obligations (CDOs)	3,334	—	3,334	20	—	—	—	20
Collateralized loan obligations (CLOs)	8,127	—	8,127	64	—	—	—	64
Asset-based financing	19,034	1,303	17,731	7,892	2	2,891	121	10,906
Municipal securities tender option bond trusts (TOBs)	16,849	8,224	8,625	708	—	5,413	—	6,121
Municipal investments	20,331	299	20,032	2,345	3,535	1,586	—	7,466
Client intermediation	2,110	24	2,086	468	—	—	—	468
Investment funds	3,415	30	3,385	—	171	63	—	234
Trust preferred securities	17,882	—	17,882	—	128	—	—	128
Other	6,210	97	6,113	354	172	279	79	884

Total	$468,791	$120,653	$348,138	$15,968	$4,008	$23,546	$226	$43,748

Citi Holdings
Credit card securitizations	$780	$581	$199	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	152,265	—	152,265	1,159	—	—	120	1,279
Non-agency-sponsored	20,821	1,764	19,057	61	—	—	2	63
Student loan securitizations	1,822	1,822	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	6,581	—	6,581	117	—	—	120	237
Collateralized loan obligations (CLOs)	7,479	—	7,479	1,125	—	6	90	1,221
Asset-based financing	10,490	73	10,417	5,004	3	250	—	5,257
Municipal investments	7,820	—	7,820	206	265	1,049	—	1,520
Client intermediation	111	111	—	—	—	—	—	—
Investment funds	1,114	14	1,100	—	43	—	—	43
Other	6,762	6,581	181	3	36	15	—	54

Total	$216,045	$10,946	$205,099	$7,675	$347	$1,320	$332	$9,674

Total Citigroup	$684,836	$131,599	$553,237	$23,643	$4,355	$24,866	$558	$53,422

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

  •
  certain representations and warranties exposures in legacy Securities and Banking-sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $20 billion at June 30, 2012; and

  •
  certain representations and warranties exposures in Citigroup residential mortgage securitizations, where the original mortgage loan balances are no longer outstanding.

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

        The maximum funded exposure represents the balance sheet carrying amount of the Company's investment in the VIE. It reflects the initial amount of cash invested in the VIE adjusted for any accrued interest and cash principal payments received. The carrying amount may also be adjusted for increases or declines in fair value or any impairment in value recognized in earnings. The maximum exposure of unfunded positions represents the remaining undrawn committed amount, including liquidity and credit facilities provided by the Company, or the notional amount of a derivative instrument considered to be a variable interest. In certain transactions, the Company has entered into derivative instruments or other arrangements that are not considered variable interests in the VIE (e.g., interest rate swaps, cross-currency swaps, or where the Company is the purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE). Receivables under such arrangements are not included in the maximum exposure amounts.

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments

        The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of June 30, 2012:

In millions of dollars	Liquidity facilities	Loan commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$8,631	$—
Asset-based financing	6	2,733
Municipal securities tender option bond trusts (TOBs)	4,817	—
Municipal investments	—	1,470
Investment funds	—	43
Other	—	289

Total Citicorp	$13,454	$4,535

Citi Holdings
Collateralized loan obligations (CLOs)	$—	$6
Asset-based financing	79	200
Municipal investments	—	1,032

Total Citi Holdings	$79	$1,238

Total Citigroup funding commitments	$13,533	$5,773

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

        The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE and SPE obligations:

	June 30, 2012			December 31, 2011
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.1	$0.7	$0.8	$0.2	$0.4	$0.6
Trading account assets	0.4	—	0.4	0.4	0.1	0.5
Investments	7.7	—	7.7	10.6	—	10.6
Total loans, net	100.1	9.5	109.6	109.0	10.1	119.1
Other	0.6	0.3	0.9	0.5	0.3	0.8

Total assets	$108.9	$10.5	$119.4	$120.7	$10.9	$131.6

Short-term borrowings	$22.8	$0.3	$23.1	$22.5	$0.8	$23.3
Long-term debt	32.2	5.8	38.0	44.8	5.6	50.4
Other liabilities	0.6	0.1	0.7	0.4	0.2	0.6

Total liabilities	$55.6	$6.2	$61.8	$67.7	$6.6	$74.3

Citicorp and Citi Holdings Significant Variable Interests in Unconsolidated VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$5.3	$0.5	$5.8	$5.5	$1.0	$6.5
Investments	3.9	3.2	7.1	3.9	4.4	8.3
Loans	12.0	0.9	12.9	9.0	1.6	10.6
Other	1.5	0.6	2.1	1.6	1.0	2.6

Total assets	$22.7	$5.2	$27.9	$20.0	$8.0	$28.0

Long-term debt	$0.2	$—	$0.2	$0.2	$—	$0.2
Other liabilities	—	—	—	—	—	—

Total liabilities	$0.2	$—	$0.2	$0.2	$—	$0.2

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

        The Company relies on securitizations to fund a significant portion of its credit card businesses in North America. The following table reflects amounts related to the Company's securitized credit card receivables:

	Citicorp		Citi Holdings
In billions of dollars	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Principal amount of credit card receivables in trusts	$81.2	$89.8	$0.5	$0.6

Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$31.2	$42.7	$0.1	$0.3
Retained by Citigroup as trust-issued securities	13.8	14.7	0.1	0.1
Retained by Citigroup via non-certificated interests	36.2	32.4	0.3	0.2

Total ownership interests in principal amount of trust credit card receivables	$81.2	$89.8	$0.5	$0.6

Credit Card Securitizations—Citicorp

        The following table summarizes selected cash flow information related to Citicorp's credit card securitizations for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
In billions of dollars	2012	2011
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(6.4)	(10.8)

	Six months ended June 30,
In billions of dollars	2012	2011
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(11.4)	(10.8)

Credit Card Securitizations—Citi Holdings

        The following table summarizes selected cash flow information related to Citi Holdings' credit card securitizations for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
In billions of dollars	2012	2011
Proceeds from new securitizations	$—	$3.0
Pay down of maturing notes	(0.1)	(4.8)

	Six months ended June 30,
In billions of dollars	2012	2011
Proceeds from new securitizations	$—	$3.9
Pay down of maturing notes	(0.1)	(7.2)

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

Funding, Liquidity Facilities and Subordinated Interests

        Citigroup securitizes credit card receivables through two securitization trusts—Citibank Credit Card Master Trust (Master Trust), which is part of Citicorp, and the Citibank OMNI Master Trust (Omni Trust), which is substantially part of Citicorp as of June 30, 2012. The liabilities of the trusts are included in the Consolidated Balance Sheet, excluding those retained by Citigroup.

        Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 3.3 years as of June 30, 2012 and 3.1 years as of December 31, 2011.

Master Trust Liabilities (at par value)

In billions of dollars	June 30, 2012	December 31, 2011
Term notes issued to multi-seller commercial paper conduits	$—	$—
Term notes issued to third parties	24.5	30.4
Term notes retained by Citigroup affiliates	6.8	7.7

Total Master Trust liabilities	$31.3	$38.1

        The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.8 years as of June 30, 2012 and 1.5 years as of December 31, 2011.

Omni Trust Liabilities (at par value)

In billions of dollars	June 30, 2012	December 31, 2011
Term notes issued to multi-seller commercial paper conduits	$1.6	$3.4
Term notes issued to third parties	5.2	9.2
Term notes retained by Citigroup affiliates	7.1	7.1

Total Omni Trust liabilities	$13.9	$19.7

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

Mortgage Securitizations—Citicorp

        The following tables summarize selected cash flow information related to Citicorp mortgage securitizations for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012		2011
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$10.3	$0.2	$11.1
Contractual servicing fees received	0.1	—	0.1

	Six months ended June 30,
	2012		2011
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$26.9	$0.5	$25.9
Contractual servicing fees received	0.2	—	0.3

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages were $3.0 million and $5.9 million for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2012, gains (losses) recognized on the securitization of non-agency-sponsored mortgages were $(1.0) million and $(1.5) million, respectively.

        Agency and non-agency mortgage securitization gains (losses) for the three and six months ended June 30, 2011 were $(6.4) million and $(7.7) million, respectively.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30, 2012			Three months ended June 30, 2011
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated Interests	Agency- and non-agency- sponsored mortgages
Discount rate	1.5% to 14.4%	13.4%	10.7% to 15.8%	0.6% to 23.7%
Weighted average discount rate	11.5%	13.4%	13.9%
Constant prepayment rate	8.1% to 21.4%	8.1%	4.8% to 5.1%	1.0% to 22.6%
Weighted average constant prepayment rate	9.1%	8.1%	4.9%
Anticipated net credit losses(2)	NM	50.5%	57.7% to 59.8%	72.0%
Weighted average anticipated net credit losses	NM	50.5%	58.5%

	Six months ended June 30, 2012			Six months ended June 30, 2011
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated Interests	Agency- and non-agency- sponsored mortgages
Discount rate	1.5% to 14.4%	13.4%	10.7% to 19.3%	0.6% to 28.3%
Weighted average discount rate	11.2%	13.4%	17.1%
Constant prepayment rate	7.3% to 21.4%	8.1%	2.2% to 5.4%	1.0% to 22.6%
Weighted average constant prepayment rate	10.0%	8.1%	3.8%
Anticipated net credit losses(2)	NM	50.5%	55.2% to 62.9%	11.4% to 72.0%
Weighted average anticipated net credit losses	NM	50.5%	59.0%

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

        The effect of adverse changes of 10% and 20% in each of the key assumptions used to determine the fair value of retained interests and the sensitivity of the fair value to such adverse changes, each as of June 30, 2012, is set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	June 30, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	1.1% to 13.6%	1.8% to 55.7%	4.8% to 71.6%
Weighted average discount rate	6.4%	21.1%	16.4%
Constant prepayment rate	9.7% to 26.9%	2.2% to 31.1%	0.3% to 26.5%
Weighted average constant prepayment rate	23.3%	14.0%	8.5%
Anticipated net credit losses(2)	NM	0.0% to 75.2%	28.5% to 90.0%
Weighted average anticipated net credit losses	NM	38.9%	55.2%

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

NM
Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency-sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,419	$76	$460

Discount rates
Adverse change of 10%	$(60)	$(3)	$(31)
Adverse change of 20%	(116)	(6)	(58)
Constant prepayment rate
Adverse change of 10%	$(107)	$(2)	$(11)
Adverse change of 20%	(215)	(4)	(22)
Anticipated net credit losses
Adverse change of 10%	$(14)	$(1)	$(9)
Adverse change of 20%	(27)	(3)	(18)

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

Mortgage Securitizations—Citi Holdings

        The following tables summarize selected cash flow information related to Citi Holdings mortgage securitizations for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012		2011
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.1	$—	$0.3
Contractual servicing fees received	0.1	—	0.1
Cash flows received on retained interests and other net cash flows	—	—	—

	Six months ended June 30,
	2012		2011
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.3	$—	$0.6
Contractual servicing fees received	0.2	—	0.4
Cash flows received on retained interests and other net cash flows	—	—	—

        Gains recognized on the securitization of U.S. agency-sponsored mortgages were $10.6 million and $30.8 million for the three and six months ended June 30, 2012, respectively. Gains recognized on securitizations of U.S. agency-sponsored mortgages were $9 million and $27 million for the three and six months ended June 30, 2011, respectively. The Company did not recognize gains or losses on the securitization of non-agency-sponsored mortgages for the three and six months ended June 30, 2012 and 2011.

        Similar to Citicorp mortgage securitizations discussed above, the range in the key assumptions is due to the different characteristics of the interests retained by the Company. The interests retained range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

        The effect of adverse changes of 10% and 20% in each of the key assumptions used to determine the fair value of retained interests, and the sensitivity of the fair value to such adverse changes, each as of June 30, 2012, is set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	June 30, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	8.1%	8.9% to 10.0%	6.6%
Weighted average discount rate	8.1%	8.9%	6.6%
Constant prepayment rate	26.9%	23.3%	7.6%
Weighted average constant prepayment rate	26.9%	23.3%	7.6%
Anticipated net credit losses	NM	0.3%	58.9%
Weighted average anticipated net credit losses	NM	0.3%	58.9%
Weighted average life	4.0 years	4.3 years	9.1 years

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

NM
Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency-sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$691	$113	$20

Discount rates
Adverse change of 10%	$(22)	$(3)	$(1)
Adverse change of 20%	(42)	(6)	(1)

Constant prepayment rate
Adverse change of 10%	$(58)	$(7)	$—
Adverse change of 20%	(112)	(13)	(1)

Anticipated net credit losses
Adverse change of 10%	$(44)	$(7)	$(1)
Adverse change of 20%	(87)	(15)	(2)

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

        The fair value of capitalized mortgage servicing rights (MSRs) was $2.1 billion and $4.3 billion at June 30, 2012 and 2011, respectively. The MSRs correspond to principal loan balances of $367 billion and $433 billion as of June 30, 2012 and 2011, respectively. The following table summarizes the changes in capitalized MSRs for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
In millions of dollars	2012	2011
Balance, as of March 31	$2,691	$4,690
Originations	79	105
Changes in fair value of MSRs due to changes in inputs and assumptions	(420)	(277)
Other changes(1)	(233)	(260)

Balance, as of June 30	$2,117	$4,258

	Six months ended June 30,
In millions of dollars	2012	2011
Balance, as of the beginning of year	$2,569	$4,554
Originations	223	299
Changes in fair value of MSRs due to changes in inputs and assumptions	(171)	(105)
Other changes(1)	(504)	(490)

Balance, as of June 30	$2,117	$4,258

(1)
Represents changes due to customer payments and passage of time.

        The fair value of the MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase commitments of mortgage-backed securities and purchased securities classified as trading. In the second quarter of 2012, the fair value of the MSRs was also affected by an increase in servicing costs resulting from a change in the mix of loans serviced.

        The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions of dollars	2012	2011	2012	2011
Servicing fees	$253	$301	$521	$605
Late fees	16	18	33	39
Ancillary fees	25	25	53	53

Total MSR fees	$294	$344	$607	$697

        These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations

        The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the quarter ended June 30, 2012, Citi transferred non-agency (private-label) securities with an original par value of approximately $283 million to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients. As of June 30, 2012, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $396 million ($88 million of which relates to re-securitization transactions executed in 2012) and are recorded in Trading account assets. Of this amount, approximately $16 million and $380 million related to senior and subordinated beneficial interests, respectively. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of June 30, 2012 was approximately $7.2 billion.

        The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the quarter ended June 30, 2012, Citi transferred agency securities with a fair value of approximately $7.2 billion to re-securitization entities. As of June 30, 2012, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.2 billion ($1.0 billion of which related to re-securitization transactions executed in 2012) and are recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of June 30, 2012 was approximately $65.3 billion.

        As of June 30, 2012, the Company did not consolidate any private-label or agency re-securitization entities.

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

        Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 20 to 45 days. As of June 30, 2012 and December 31, 2011, the weighted average lives of the commercial paper issued by consolidated and unconsolidated conduits were approximately 20 and 37 days, respectively, at each period end.

        The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, each consolidated conduit has obtained a letter of credit from the Company, which needs to be sized to be at least 8-10% of the conduit's assets with a floor of $200 million. The letters of credit provided by the Company to the consolidated conduits total approximately $1.9 billion. The net result across all multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.

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

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of June 30, 2012, the Company owned $6.0 billion and $100 million of the commercial paper issued by its consolidated and unconsolidated administered conduits, respectively.

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

        The Company administers one conduit that originates loans to third-party borrowers and those obligations are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. The economic performance of this government-guaranteed loan conduit is most significantly impacted by the performance of its underlying assets. The guarantors must approve each loan held by the entity and the guarantors have the ability (through establishment of the servicing terms to direct default mitigation and to purchase defaulted loans) to manage the conduit's loans that become delinquent to improve the economic performance of the conduit. Because the Company does not have the power to direct the activities of this government-guaranteed loan conduit that most significantly impact the economic performance of the entity, it was concluded that the Company should not consolidate the entity. The total notional exposure under the program-wide liquidity agreement for the Company's unconsolidated administered conduit as of June 30, 2012 is $0.6 billion. The program-wide liquidity agreement, along with each asset APA, is considered in the Company's maximum exposure to loss to the unconsolidated administered conduit.

        As of June 30, 2012, this unconsolidated government-guaranteed loan conduit held assets and funding commitments of approximately $8.6 billion.

Third-Party Commercial Paper Conduits

        The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. As of June 30, 2012, the Company had no involvement in third-party commercial paper conduits. The Company is not the party that has the power to direct the activities of these conduits that most significantly impact their economic performance and thus does not consolidate them.

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

Key Assumptions and Retained Interests—Citi Holdings

        The key assumptions, used for the securitization of CDOs and CLOs during the quarter ended June 30, 2012, in measuring the fair value of retained interests were as follows:

	CDOs	CLOs
Discount rate	46.9% to 51.6%	3.2% to 3.5%

        The effect of an adverse change of 10% and 20% in the discount rates used to determine the fair value of retained interests is set forth in the table below:

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$14	$398

Discount rates
Adverse change of 10%	$(2)	$(6)
Adverse change of 20%	(3)	(13)

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

Asset-Based Financing—Citicorp

        The primary types of Citicorp's asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at June 30, 2012, are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total assets	Maximum exposure
Type
Commercial and other real estate	$6.3	$2.1
Hedge funds and equities	1.6	1.1
Airplanes, ships and other assets	11.9	10.0

Total	$19.8	$13.2

Asset-Based Financing—Citi Holdings

        The primary types of Citi Holdings' asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at June 30, 2012, are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total assets	Maximum Exposure
Type
Commercial and other real estate	$1.5	$0.3
Corporate loans	3.3	2.7
Airplanes, ships and other assets	2.6	0.6

Total	$7.4	$3.6

        The following table summarizes selected cash flow information related to asset-based financings for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
In billions of dollars	2012	2011
Cash flows received on retained interests and other net cash flows	$0.4	$0.5

	Six months ended June 30,
In billions of dollars	2012	2011
Cash flows received on retained interests and other net cash flows	$1.3	$0.9

        The effect of an adverse change of 10% and 20% in the discount rates used to determine the fair value of retained interests at June 30, 2012 is set forth in the table below:

In millions of dollars	Asset-based Financing
Carrying value of retained interests	$2,745

Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	—

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

        The Company serves as remarketing agent to the trusts, placing the Floaters with third-party investors at inception, facilitating the periodic reset of the variable rate of interest on the Floaters and remarketing any tendered Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing, in which case the trust is unwound. The Company may, but is not obligated to, buy the Floaters into its own inventory. The level of the Company's inventory of Floaters fluctuates over time. As of June 30, 2012, the Company held $399 million of Floaters related to both customer and non-customer TOB trusts.

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

        As of June 30, 2012, liquidity agreements provided with respect to customer TOB trusts totaled $5.5 billion of which $4.1 billion was offset by reimbursement agreements. The remaining exposure related to TOB transactions where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction and no reimbursement agreement was executed. The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, that are not variable interest entities, and municipality-related issuers that totaled $7.6 billion as of June 30, 2012. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

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

        Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup's derivative instruments as of June 30, 2012 and December 31, 2011 are presented in the table below.

Derivative Notionals

	Hedging instruments under ASC 815 (SFAS 133)(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Interest rate contracts
Swaps	$140,043	$163,079	$28,326,940	$28,069,960	$125,704	$119,344
Futures and forwards	—	—	4,575,291	3,549,642	41,897	43,965
Written options	—	—	4,037,588	3,871,700	20,482	16,786
Purchased options	—	—	3,813,794	3,888,415	8,610	7,338

Total interest rate contract notionals	$140,043	$163,079	$40,753,613	$39,379,717	$196,693	$187,433

Foreign exchange contracts
Swaps	$22,982	$27,575	$1,263,549	$1,182,363	$17,660	$22,458
Futures and forwards	70,122	55,211	2,969,600	3,191,687	36,074	31,095
Written options	1,734	4,292	740,680	591,818	141	190
Purchased options	25,576	39,163	728,696	583,891	178	53

Total foreign exchange contract notionals	$120,414	$126,241	$5,702,525	$5,549,759	$54,053	$53,796

Equity contracts
Swaps	$—	$—	$91,665	$86,978	$—	$—
Futures and forwards	—	—	14,855	12,882	—	—
Written options	—	—	636,649	552,333	—	—
Purchased options	—	—	595,833	509,322	—	—

Total equity contract notionals	$—	$—	$1,339,002	$1,161,515	$—	$—

Commodity and other contracts
Swaps	$—	$—	$28,129	$23,403	$—	$—
Futures and forwards	—	—	82,714	73,090	—	—
Written options	—	—	110,542	90,650	—	—
Purchased options	—	—	115,029	99,234	—	—

Total commodity and other contract notionals	$—	$—	$336,414	$286,377	$—	$—

Credit derivatives(4)
Protection sold	$—	$—	$1,383,774	$1,394,528	$—	$—
Protection purchased	2,705	4,253	1,461,519	1,486,723	24,905	21,914

Total credit derivatives	$2,705	$4,253	$2,845,293	$2,881,251	$24,905	$21,914

Total derivative notionals	$263,162	$293,573	$50,976,847	$49,258,619	$275,651	$263,143

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 (SFAS 133) where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt is $5,590 million and $7,060 million at June 30, 2012 and December 31, 2011, respectively.

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

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in trading account assets/liabilities(1)(2)		Derivatives classified in other assets/liabilities(2)
In millions of dollars at June 30, 2012	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$9,166	$2,504	$3,864	$1,429
Foreign exchange contracts	1,812	1,545	821	907

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$10,978	$4,049	$4,685	$2,336

Other derivative instruments
Interest rate contracts	$825,904	$814,662	$400	$64
Foreign exchange contracts	79,239	85,199	302	567
Equity contracts	20,254	33,336	—	—
Commodity and other contracts	13,488	15,001	—	—
Credit derivatives(3)	72,430	69,101	394	226

Total other derivative instruments	$1,011,315	$1,017,299	$1,096	$857

Total derivatives	$1,022,293	$1,021,348	$5,781	$3,193
Cash collateral paid/received(4)(5)	9,090	10,552	238	597
Less: Netting agreements and market value adjustments(6)	(929,728)	(924,991)	—	—
Less: Netting cash collateral received/paid(7)	(40,879)	(48,650)	(3,345)	—

Net receivables/payables	$60,776	$58,259	$2,674	$3,790

(1)
The trading derivatives fair values are presented in Note 10 to the Consolidated Financial Statements.

(2)
Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

(3)
The credit derivatives trading assets are composed of $59,504 million related to protection purchased and $12,926 million related to protection sold as of June 30, 2012. The credit derivatives trading liabilities are composed of $13,859 million related to protection purchased and $55,242 million related to protection sold as of June 30, 2012.

(4)
For the trading asset/liabilities, this is the net amount of the $57,740 million and $51,431 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $48,650 million was used to offset derivative liabilities, and of the gross cash collateral received, $40,879 million was used to offset derivative assets.

(5)
For the other asset/liabilities, this is the net amount of the $238 million and $3,942 million of the gross cash collateral paid and received, respectively. Of the gross cash collateral received, $3,345 million was used to offset derivative assets.

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

        The amounts recognized in Principal transactions in the Consolidated Statement of Income for the three-and six- month periods ended June 30, 2012 and 2011 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are included in the table below. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.

	Principal transactions gains (losses)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2012	2011	2012	2011
Interest rate contracts	$1,071	$1,722	$1,862	$3,346
Foreign exchange	450	595	1,204	1,382
Equity contracts	4	147	346	575
Commodity and other	84	49	63	24
Credit derivatives	31	103	96	456

Total Citigroup(1)	$1,640	$2,616	$3,571	$5,783

(1)
Also see Note 6 to the Consolidated Financial Statements.

        The amounts recognized in Other revenue in the Consolidated Statement of Income for the three- and six- month periods ended June 30, 2012 and 2011 are shown below. The table below does not include the offsetting gains/losses on the hedged items, which amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2012	2011	2012	2011
Interest rate contracts	$265	$173	$(170)	$(63)
Foreign exchange	(1,310)	951	(766)	2,672
Credit derivatives	103	(39)	(326)	(224)

Total Citigroup(1)	$(942)	$1,085	$(1,262)	$2,385

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

Fair Value Hedges

Hedging of benchmark interest rate risk

        Citigroup hedges exposure to changes in the fair value of outstanding fixed-rate issued debt and certificates of deposit. Depending on the risk management objectives, these types of hedges are designated as either fair value hedges of only the benchmark interest rate risk or fair value hedges of both the benchmark interest rate and foreign exchange risk. The fixed cash flows from those financing transactions are converted to benchmark variable-rate cash flows by entering into, respectively, receive-fixed, pay-variable interest rate swaps or receive-fixed in non-functional currency, pay variable in functional currency swaps. These fair value hedge relationships use either regression or dollar-offset ratio analysis to determine whether the hedging relationships are highly effective at inception and on an ongoing basis.

        Citigroup also hedges exposure to changes in the fair value of fixed-rate assets, including available-for-sale debt securities and loans. The hedging instruments used are receive-variable, pay-fixed interest rate swaps. These fair value hedging relationships use either regression or dollar-offset ratio analysis to determine whether the hedging relationships are highly effective at inception and on an ongoing basis.

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

        The following table summarizes the gains (losses) on the Company's fair value hedges for the three- and six-month periods ended June 30, 2012 and June 30, 2011:

	Gains (losses) on fair value hedges(1)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2012	2011	2012	2011
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$1,945	$780	$453	$(465)
Foreign exchange contracts	154	(506)	404	(995)

Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$2,099	$274	$857	$(1,460)

Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(1,789)	$(820)	$(535)	$294
Foreign exchange hedges	(136)	457	(370)	931

Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(1,925)	$(363)	$(905)	$1,225

Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$156	$(25)	$(82)	$(134)
Foreign exchange hedges	8	2	11	(3)

Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$164	$(23)	$(71)	$(137)

Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$—	$(15)	—	$(37)
Foreign exchange contracts	10	(51)	23	(61)

Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$10	$(66)	$23	$(98)

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

        The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for three- and six-month periods ended June 30, 2012 and June 30, 2011 is not significant.

        The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2012	2011	2012	2011
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$(278)	$(519)	$(265)	$(557)
Foreign exchange contracts	(129)	8	(60)	(101)

Total effective portion of cash flow hedges included in AOCI	$(407)	$(511)	$(325)	$(658)

Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(223)	$(329)	$(461)	$(666)
Foreign exchange contracts	(44)	(64)	(84)	(138)

Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(267)	$(393)	$(545)	$(804)

(1)
Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

        For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of June, 2012 is approximately $1.0 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.

        The after-tax impact of cash flow hedges on AOCI is shown in Note 16 to the Consolidated Financial Statements.

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

        The pretax gain (loss) recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $949 million and $(1,056) million for the three- and six-month periods ended June 30, 2012, respectively, and $(990) million and $(1,874) million for the three- and six-month periods ended June 30, 2011, respectively.

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

        A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return which will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of June 30, 2012 and December 31, 2011, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

        The following tables summarize the key characteristics of the Company's credit derivative portfolio as protection seller as of June 30, 2012 and December 31, 2011:

In millions of dollars as of June 30, 2012	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$891,196	$34,312
Broker-dealer	309,420	14,511
Non-financial	2,241	131
Insurance and other financial institutions	180,917	6,288

Total by industry/counterparty	$1,383,774	$55,242

By instrument
Credit default swaps and options	$1,382,666	$55,113
Total return swaps and other	1,108	129

Total by instrument	$1,383,774	$55,242

By rating
Investment grade	$617,698	$15,321
Non-investment grade	216,390	20,124
Not rated	549,686	19,797

Total by rating	$1,383,774	$55,242

By maturity
Within 1 year	$330,250	$2,203
From 1 to 5 years	893,066	36,302
After 5 years	160,458	16,737

Total by maturity	$1,383,774	$55,242

(1)
In addition, fair value amounts payable under credit derivatives purchased were $14,085 million.

(2)
In addition, fair value amounts receivable under credit derivatives sold were $12,926 million.

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

        Credit-Risk-Related Contingent Features in Derivatives Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that are in a net liability position at June 30, 2012 and December 31, 2011 is $39.3 billion and $33 billion, respectively. The Company has posted $35.7 billion and $28 billion as collateral for this exposure in the normal course of business as of June 30, 2012 and December 31, 2011, respectively.

        Each downgrade would trigger additional collateral or cash settlement requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch by the three rating agencies as of June 30, 2012, the Company would be required to post an additional $4.5 billion, as either collateral or settlement of the derivative transactions. Additionally, the Company would be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $1.7 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $6.2 billion.

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

        Counterparty credit-risk adjustments are applied to derivatives, such as over-the-counter uncollateralized derivatives, where the base valuation uses market parameters based on the relevant base interest rate curves. Not all counterparties have the same credit risk as that implied by the relevant base curve, so it is necessary to consider the market view of the credit risk of a counterparty in order to estimate the fair value of such an item.

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

Valuation Process for Level 3 Fair Value Measurements

        Price verification procedures and related internal control procedures are governed by the Citigroup Pricing and Price Verification Policy and Standards, which is jointly owned by Finance and Risk Management. Finance has implemented the ICG Securities and Banking Pricing and Price Verification Standards and Procedures to facilitate compliance with this policy.

        For fair value measurements of substantially all assets and liabilities held by the Company, individual business units are responsible for valuing the trading account assets and liabilities, and Product Control within Finance performs independent price verification procedures to evaluate those fair value measurements. Product Control is independent of the individual business units and reports into the Global Head of Product Control. It has the final authority over the independent valuation of financial assets and liabilities. Fair value measurements of assets and liabilities are determined using various techniques, including, but not limited to, discounted cash flows and internal models, such as option and correlation models.

        Based on the observability of inputs used, Product Control classifies the inventory as Level 1, Level 2 or Level 3 of the fair value hierarchy. When a position involves one or more significant inputs that are not directly observable, additional price verification procedures are applied. These procedures may include reviewing relevant historical data, analyzing profit and loss, valuing each component of a structured trade individually, and benchmarking, among others.

        Reports of inventory that is classified within Level 3 of the fair value hierarchy are distributed to senior management in Finance, Risk and the individual business. This inventory is also discussed in Risk Committees and in monthly meetings with senior trading management. As deemed necessary, reports may go to the Audit Committee of the Board of Directors or the full Board of Directors. Whenever a valuation adjustment is needed to bring the price of an asset or liability to its exit price, Product Control reports it to management along with other price verification results.

        In addition, the pricing models used in measuring fair value are governed by an independent control framework. Although the models are developed and tested by the individual business units, they are independently validated by the Model Validation Group within Risk Management and reviewed by Finance with respect to their impact on the price verification procedures. The purpose of this independent control framework is to assess model risk arising from models' theoretical soundness, calibration techniques where needed, and the appropriateness of the model for a specific product in a defined market. Valuation adjustments, if any, go through a similar independent review process as the valuation models. To ensure their continued applicability, models are independently reviewed annually. In addition, Risk Management approves and maintains a list of products permitted to be valued under each approved model for a given business.

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

        For bonds and secondary market loans traded over the counter, the Company generally determines fair value utilizing valuation techniques, including discounted cash flows, price-based and internal models, such as Black-Scholes and Monte Carlo simulation. The two primary valuation methods are discounted cash flows and internal models. Fair value estimates from these internal valuation techniques are verified, where possible, to prices obtained from independent vendors. Vendors compile prices from various sources and may apply matrix pricing for similar bonds or loans where no price is observable. If available, the Company may also use quoted prices for recent trading activity of assets with similar characteristics to the bond or loan being valued. The yields used in discounted cash flow models are derived from the same price information. Trading securities and loans priced using such methods are generally classified as Level 2. However, when less liquidity exists for a security or loan, a quoted price is stale or prices from independent sources vary, a loan or security is generally classified as Level 3.

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

        The majority of derivatives entered into by the Company is executed over the counter and are valued using internal valuation techniques as no quoted market prices exist for such instruments. The valuation techniques and inputs depend on the type of derivative and the nature of the underlying instrument. The principal techniques used to value these instruments are discounted cash flows and internal models, including Black-Scholes and Monte Carlo simulation. The fair values of derivative contracts reflect cash the Company has paid or received (for example, option premiums paid and received).

        The key inputs depend upon the type of derivative and the nature of the underlying instrument and include interest rate yield curves, foreign-exchange rates, volatilities and correlation. The Company uses overnight indexed swap (OIS) curves as fair value measurement inputs for the valuation of certain collateralized interest-rate related derivatives. The instrument is classified in either Level 2 or Level 3 depending upon the observability of the significant inputs to the model.

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

        Citigroup acted in the capacity of primary dealer for approximately $72 billion of ARS and continued to purchase residual unsold inventory in support of the auction mechanism until mid-February 2008. After this date, liquidity in the ARS market deteriorated significantly, auctions failed due to a lack of bids from third-party investors, and Citigroup ceased to purchase unsold inventory. Following a number of ARS refinancings, at June 30, 2012, Citigroup continued to act in the capacity of primary dealer for approximately $11 billion of outstanding ARS.

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

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011. The Company's hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

Fair Value Levels
In millions of dollars at June 30, 2012	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$200,787	$4,414	$205,201	$(37,228)	$167,973
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$29,852	$895	$30,747	$—	$30,747
Prime	—	245	1,069	1,314	—	1,314
Alt-A	—	552	273	825	—	825
Subprime	—	301	487	788	—	788
Non-U.S. residential	—	288	116	404	—	404
Commercial	—	1,850	416	2,266	—	2,266

Total trading mortgage-backed securities	$—	$33,088	$3,256	$36,344	$—	$36,344

U.S. Treasury and federal agency securities
U.S. Treasury	$18,171	$2,065	$—	$20,236	$—	$20,236
Agency obligations	—	2,535	13	2,548	—	2,548

Total U.S. Treasury and federal agency securities	$18,171	$4,600	$13	$22,784	$—	$22,784

State and municipal	$—	$6,426	$223	$6,649	$—	$6,649
Foreign government	55,607	28,217	333	84,157	—	84,157
Corporate	—	32,709	2,189	34,898	—	34,898
Equity securities	40,101	1,932	217	42,250	—	42,250
Asset-backed securities	—	1,110	4,835	5,945	—	5,945
Other debt securities	—	14,177	2,266	16,443	—	16,443

Total trading securities	$113,879	$122,259	$13,332	$249,470	$—	$249,470

Trading account derivatives
Interest rate contracts	2	833,094	1,974	835,070
Foreign exchange contracts	10	80,133	908	81,051
Equity contracts	3,068	15,838	1,348	20,254
Commodity contracts	825	11,873	790	13,488
Credit derivatives	—	66,259	6,171	72,430

Total trading account derivatives	$3,905	$1,007,197	$11,191	$1,022,293
Gross cash collateral paid				$57,740
Netting agreements and market value adjustments					$(1,019,257)

Total trading account derivatives	$3,905	$1,007,197	$11,191	$1,080,033	$(1,019,257)	$60,776

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$52	$44,482	$1,399	$45,933	$—	$45,933
Prime	—	104	2	106	—	106
Alt-A	—	14	3	17	—	17
Subprime	—	—	6	6	—	6
Non-U.S. residential	—	6,523	300	6,823	—	6,823
Commercial	—	491	5	496	—	496

Total investment mortgage-backed securities	$52	$51,614	$1,715	$53,381	$—	$53,381

U.S. Treasury and federal agency securities
U.S. Treasury	$14,208	$42,775	$—	$56,983	$—	$56,983
Agency obligations	—	32,489	—	32,489	—	32,489

Total U.S. Treasury and federal agency securities	$14,208	$75,264	$—	$89,472	$—	$89,472

Fair Value Levels
In millions of dollars at June 30, 2012	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
State and municipal	$—	$16,233	$480	$16,713	$—	$16,713
Foreign government	36,209	59,034	329	95,572	—	95,572
Corporate	—	8,940	421	9,361	—	9,361
Equity securities	2,380	73	1,180	3,633	—	3,633
Asset-backed securities	—	8,628	2,771	11,399	—	11,399
Other debt securities	—	—	55	55	—	55
Non-marketable equity securities	—	469	6,278	6,747	—	6,743

Total investments	$52,849	$220,255	$13,229	$286,333	$—	$286,333

Loans(3)	$—	$352	$4,737	$5,089	$—	$5,089
Mortgage servicing rights	—	—	2,117	2,117	—	2,117

Nontrading derivatives and other financial assets measured on a recurring basis, gross	$—	$12,599	$2,375	$14,974
Gross cash collateral paid				$238
Netting agreements and market value adjustments					(3,345)

Nontrading derivatives and other financial assets measured on a recurring basis	$—	$12,599	$2,375	$15,212	$(3,345)	$11,867

Total assets	$170,633	$1,563,449	$51,395	$1,843,455	$(1,059,830)	$783,625
Total as a percentage of gross assets(4)	9.6%	87.5%	2.9%	100.0%

Liabilities
Interest-bearing deposits	—	717	698	1,415	—	1,415
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	168,820	1,045	169,865	(37,228)	132,637
Trading account liabilities
Securities sold, not yet purchased	61,680	8,731	148	70,559		70,559
Trading account derivatives
Interest rate contracts	1	815,810	1,355	817,166
Foreign exchange contracts	—	85,838	906	86,744
Equity contracts	3,394	27,007	2,935	33,336
Commodity contracts	1,006	12,303	1,692	15,001
Credit derivatives	—	63,228	5,873	69,101

Total trading account derivatives	$4,401	$1,004,186	$12,761	$1,021,348
Gross cash collateral received				51,431
Netting agreements and market value adjustments					$(1,014,520)

Total trading account derivatives	$4,401	$1,004,186	$12,761	$1,072,779	$(1,014,520)	$58,259
Short-term borrowings	—	676	367	1,043	—	1,043
Long-term debt	—	20,565	5,952	26,517	—	26,517

Nontrading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$3,191	$2	$3,193
Gross cash collateral received				$3,942
Netting agreements and market value adjustments					$(3,345)

Nontrading derivatives and other financial liabilities measured on a recurring basis	—	3,191	2	7,135	(3,345)	3,790

Total liabilities	$66,081	$1,206,886	$20,973	$1,349,313	$(1,055,093)	$294,220
Total as a percentage of gross liabilities(4)	5.1%	93.3%	1.6%	100.0%

(1)
For both the three months and six months ended June 30, 2012, the Company transferred assets of $1.0 billion from Level 1 to Level 2, primarily related to foreign government bonds which were traded with less frequency. During the three months and six months ended June 30, 2012, the Company transferred assets of $46 million and $0.4 billion, respectively, from Level 2 to Level 1 related primarily to equity securities, which are now traded with sufficient frequency to constitute a liquid market. During the three months and six months ended June 30, 2012, the Company transferred liabilities of $18 million and $19 million, respectively, from Level 1 to Level 2, and $28 million and $36 million, respectively, from Level 2 to Level 1.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral and the market value adjustment.

(3)
There is no allowance for loan losses recorded for loans reported at fair value.

(4)
Percentage is calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding collateral paid/received on derivatives.

Fair Value Levels

In millions of dollars at December 31, 2011	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$188,034	$4,701	$192,735	$(49,873)	$142,862
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$26,674	$861	$27,535	$—	$27,535
Prime	—	118	759	877	—	877
Alt-A	—	444	165	609	—	609
Subprime	—	524	465	989	—	989
Non-U.S. residential	—	276	120	396	—	396
Commercial	—	1,715	618	2,333	—	2,333

Total trading mortgage-backed securities	$—	$29,751	$2,988	$32,739	$—	$32,739

U.S. Treasury and federal agency securities
U.S. Treasury	$15,612	$2,615	$—	$18,227	$—	$18,227
Agency obligations	—	1,169	3	1,172	—	1,172

Total U.S. Treasury and federal agency securities	$15,612	$3,784	$3	$19,399	$—	$19,399

State and municipal	$—	$5,112	$252	$5,364	$—	$5,364
Foreign government	52,429	26,601	521	79,551	—	79,551
Corporate	—	33,786	3,240	37,026	—	37,026
Equity securities	29,707	3,279	244	33,230	—	33,230
Asset-backed securities	—	1,270	5,801	7,071	—	7,071
Other debt securities	—	12,284	2,743	15,027	—	15,027

Total trading securities	$97,748	$115,867	$15,792	$229,407	$—	$229,407

Trading account derivatives
Interest rate contracts	$67	$755,473	$1,947	$757,487
Foreign exchange contracts	—	93,536	781	94,317
Equity contracts	2,240	16,376	1,619	20,235
Commodity contracts	958	11,940	865	13,763
Credit derivatives	—	81,123	9,301	90,424

Total trading account derivatives	$3,265	$958,448	$14,513	$976,226
Gross cash collateral paid				57,815
Netting agreements and market value adjustments					$(971,714)

Total trading account derivatives	$3,265	$958,448	$14,513	$1,034,041	$(971,714)	$62,327

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$59	$45,043	$679	$45,781	$—	$45,781
Prime	—	105	8	113	—	113
Alt-A	—	1	—	1	—	1
Subprime	—	—	—	—	—	—
Non-U.S. residential	—	4,658	—	4,658	—	4,658
Commercial	—	472	—	472	—	472

Total investment mortgage-backed securities	$59	$50,279	$687	$51,025	$—	$51,025

U.S. Treasury and federal agency securities
U.S. Treasury	$11,642	$38,587	$—	$50,229	$—	$50,229
Agency obligations	—	34,834	75	34,909	—	34,909

Total U.S. Treasury and federal agency securities	$11,642	$73,421	$75	$85,138	$—	$85,138

Fair Value Levels

In millions of dollars at December 31, 2011	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
State and municipal	$—	$13,732	$667	$14,399	$—	$14,399
Foreign government	33,544	50,523	447	84,514	—	84,514
Corporate	—	9,268	989	10,257	—	10,257
Equity securities	6,634	98	1,453	8,185	—	8,185
Asset-backed securities	—	6,962	4,041	11,003	—	11,003
Other debt securities	—	563	120	683	—	683
Non-marketable equity securities	—	518	8,318	8,836	—	8,836

Total investments	$51,879	$205,364	$16,797	$274,040	$—	$274,040

Loans(2)	$—	$583	$4,682	$5,265	$—	$5,265
Mortgage servicing rights	—	—	2,569	2,569	—	2,569

Nontrading derivatives and other financial assets measured on a recurring basis, gross	$—	$14,270	$2,245	$16,515
Gross cash collateral paid				307
Netting agreements and market value adjustments					$(3,462)

Nontrading derivatives and other financial assets measured on a recurring basis	$—	$14,270	$2,245	$16,822	$(3,462)	$13,360

Total assets	$152,892	$1,482,566	$61,299	$1,754,879	$(1,025,049)	$729,830
Total as a percentage of gross assets(3)	9.0%	87.4%	3.6%	100.0%

Liabilities
Interest-bearing deposits	$—	$895	$431	$1,326	$—	$1,326
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	161,582	1,061	162,643	(49,873)	112,770
Trading account liabilities
Securities sold, not yet purchased	58,456	10,941	412	69,809		69,809
Trading account derivatives
Interest rate contracts	37	738,833	1,221	740,091
Foreign exchange contracts	—	96,549	814	97,363
Equity contracts	2,822	26,961	3,356	33,139
Commodity contracts	873	11,959	1,799	14,631
Credit derivatives	—	77,153	7,573	84,726

Total trading account derivatives	$3,732	$951,455	$14,763	$969,950
Gross cash collateral received				52,811
Netting agreements and market value adjustments					$(966,488)

Total trading account derivatives	$3,732	$951,455	$14,763	$1,022,761	$(966,488)	$56,273
Short-term borrowings	—	855	499	1,354	—	1,354
Long-term debt	—	17,268	6,904	24,172	—	24,172

Nontrading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$3,559	$3	$3,562
Gross cash collateral received				$3,642
Netting agreements and market value adjustments					$(3,462)

Nontrading derivatives and other financial liabilities measured on a recurring basis	$—	$3,559	$3	$7,204	$(3,462)	$3,742

Total liabilities	$62,188	$1,146,555	$24,073	$1,289,269	$(1,019,823)	$269,446
Total as a percentage of gross liabilities(3)	5.0%	93.0%	2.0%	100.0%

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

Changes in Level 3 Fair Value Category

        The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2012 and 2011. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2012	Principal transactions	Other(1)(2)	Transfers into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2012
Assets
Fed funds sold and securities borrowed or purchased under agreements to resell	$4,497	$32	$—	$—	$(115)	$—	$—	$—	$—	$4,414	$33
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,115	$(17)	$—	$159	$(218)	$72	$14	$(189)	$(41)	$895	$(42)
Prime	744	20	—	354	(24)	180	—	(205)	—	1,069	(1)
Alt-A	106	8	—	4	(18)	194	—	(21)	—	273	3
Subprime	375	22	—	35	(55)	218	—	(107)	(1)	487	(8)
Non-U.S. residential	122	11	—	37	(23)	33	—	(64)	—	116	(2)
Commercial	548	(3)	—	55	(80)	104	—	(208)	—	416	(2)

Total trading mortgage-backed securities	$3,010	$41	$—	$644	$(418)	$801	$14	$(794)	$(42)	$3,256	$(52)

U.S. Treasury and federal agency securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agency obligations	—	—	—	—	—	13	—	—	—	13	—

Total U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$13	$—	$—	$—	$13	$—

State and municipal	$223	$20	$—	$—	$(7)	$6	$—	$(19)	$—	$223	$8
Foreign government	833	1	—	10	(477)	132	—	(166)	—	333	(1)
Corporate	3,763	(110)	—	21	(266)	260	—	(804)	(675)	2,189	(70)
Equity securities	191	(75)	—	1	(4)	126	—	(22)	—	217	(10)
Asset-backed securities	5,655	(113)	—	148	(25)	1,009	—	(1,239)	(600)	4,835	(139)
Other debt securities	3,013	53	—	429	(1,174)	407	—	(307)	(155)	2,266	116

Total trading securities	$16,688	$(183)	$—	$1,253	$(2,371)	$2,754	$14	$(3,351)	$(1,472)	$13,332	$(148)

Trading derivatives, net(4)
Interest rate contracts	691	359	—	(219)	(102)	17	—	(10)	(117)	619	167
Foreign exchange contracts	56	(27)	—	(46)	54	59	—	(90)	(4)	2	24
Equity contracts	(1,077)	(275)	—	(39)	(69)	69	—	(160)	(36)	(1,587)	(260)
Commodity contracts	(859)	(113)	—	—	36	28	—	(10)	16	(902)	(97)
Credit derivatives	228	(217)	—	74	(6)	3	—	—	216	298	(325)

Total trading derivatives, net(4)	$(961)	$(273)	$—	$(230)	$(87)	$176	$—	$(270)	$75	$(1,570)	$(491)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$932	$—	$(13)	$—	$(880)	$1,360	$—	$—	$—	$1,399	$(9)
Prime	2	—	—	—	—	—	—	—	—	2	—
Alt-A	—	—	—	—	—	3	—	—	—	3	—
Subprime	—	—	—	—	—	6	—	—	—	6	(1)
Non-U.S. residential	—	—	—	—	—	300	—	—	—	300	—
Commercial	6	—	—	—	(6)	5	—	—	—	5	—

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2012	Principal transactions	Other(1)(2)	Transfers into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2012
Total investment mortgage-backed debt securities	$940	$—	$(13)	$—	$(886)	$1,674	$—	$—	$—	$1,715	$(10)

U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	682	—	14	—	(151)	126	—	(191)	—	480	(7)
Foreign government	375	—	13	80	(139)	112	—	(110)	(2)	329	—
Corporate	1,062	—	(1)	45	(696)	42	—	(29)	(2)	421	5
Equity securities	1,326	—	4	—	—	—	—	(2)	(148)	1,180	2
Asset-backed securities	3,073	—	7	—	—	12	—	(43)	(278)	2,771	1
Other debt securities	55	—	—	—	—	—	—	—	—	55	—
Non-marketable equity securities	8,287	—	(17)	—	—	129	—	(1,462)	(659)	6,278	(161)

Total investments	$15,800	$—	$7	$125	$(1,872)	$2,095	$—	$(1,837)	$(1,089)	$13,229	$(170)

Loans	$4,278	$—	$(25)	$917	$—	$21	$515	$(87)	$(882)	$4,737	$43
Mortgage servicing rights	$2,691	$—	$(480)	$—	$—		$79		$(173)	$2,117	$(479)
Other financial assets measured on a recurring basis	$2,322	$—	$91	$—	$(30)	$1	$353	$(4)	$(358)	$2,375	$86

Liabilities
Interest-bearing deposits	$458	$—	$(15)	$130	$—	$—	$172	$—	$(77)	$698	$(109)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,025	(92)	—	—	—	—	—	4	(76)	1,045	118
Trading account liabilities
Securities sold, not yet purchased	177	12	—	1	(24)	—	—	69	(63)	148	1
Short-term borrowings	423	—	—	3	(2)	—	69	—	(126)	367	40
Long-term debt	6,519	219	52	190	(490)	—	888	—	(884)	5,952	(174)
Other financial liabilities measured on a recurring basis	2	—	(1)	—	(1)	—	1	—	(1)	2	(1)

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2011	Principal transactions	Other(1)(2)	Transfers into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30. 2012
Assets
Fed funds sold and securities borrowed or purchased under agreements to resell	$4,701	$65	$—	$25	$(377)	$—	$—	$—	$—	$4,414	$65
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$861	$33	$—	$538	$(345)	$255	$45	$(414)	$(78)	$895	$(17)
Prime	759	66	—	359	(127)	534	—	(521)	(1)	1,069	11
Alt-A	165	26	—	7	(60)	263	—	(128)	—	273	—
Subprime	465	(28)	—	55	(75)	419	—	(347)	(2)	487	(11)
Non-U.S. residential	120	16	—	39	(38)	101	—	(122)	—	116	(2)
Commercial	618	(70)	—	91	(188)	315	—	(350)	—	416	—

Total trading mortgage-backed securities	$2,988	$43	$—	$1,089	$(833)	$1,887	$45	$(1,882)	$(81)	$3,256	$(19)

U.S. Treasury and federal agency securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agency obligations	3	—	—	—	—	13	—	(3)	—	13	—

Total U.S. Treasury and federal agency securities	$3	$—	$—	$—	$—	$13	$—	$(3)	$—	$13	$—

State and municipal	$252	$17	$—	$—	$(7)	$28	$—	$(67)	$—	$223	$2
Foreign government	521	4	—	12	(740)	842	—	(306)	—	333	(1)
Corporate	3,240	9	—	348	(391)	1,756	—	(1,399)	(1,374)	2,189	83
Equity securities	244	(71)	—	19	(13)	204	—	(142)	(24)	217	(14)
Asset-backed securities	5,801	222	—	165	(61)	3,660	—	(4,293)	(659)	4,835	(76)
Other debt securities	2,743	22	—	640	(1,423)	1,362	—	(881)	(197)	2,266	118

Total trading securities	$15,792	$246	$—	$2,273	$(3,468)	$9,752	$45	$(8,973)	$(2,335)	$13,332	$112

Trading derivatives, net(4)
Interest rate contracts	726	142	—	123	(119)	216	—	(139)	(330)	619	(118)
Foreign exchange contracts	(33)	70	—	(51)	46	188	—	(197)	(21)	2	71
Equity contracts	(1,737)	199	—	(36)	367	203	—	(335)	(248)	(1,587)	(476)
Commodity contracts	(934)	(39)	—	(5)	45	73	—	(78)	36	(902)	(308)
Credit derivatives	1,728	(1,452)	—	(130)	(59)	114	—	(10)	107	298	(1,424)

Total trading derivatives, net(4)	$(250)	$(1,080)	$—	$(99)	$280	$794	$—	$(759)	$(456)	$(1,570)	$(2,255)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$679	$—	$(4)	$—	$(1,521)	$2,245	$—	$—	$—	$1,399	$(8)
Prime	8	—	—	—	(6)	—	—	—	—	2	—
Alt-A	—	—	—	—	—	3	—	—	—	3	(1)
Subprime	—	—	—	—	—	6	—	—	—	6	(1)
Non-U.S. residential	—	—	—	—	—	300	—	—	—	300	—
Commercial	—	—	—	—	(6)	11	—	—	—	5	—

Total investment mortgage-backed debt securities	$687	$—	$(4)	$—	$(1,533)	$2,565	$—	$—	$—	$1,715	$(10)

U.S. Treasury and federal agency securities	$75	$—	$—	$—	$(75)	$—	$—	$—	$—	$—	$—
State and municipal	667	—	13	—	(151)	158	—	(207)	—	480	(9)
Foreign government	447	—	16	80	(156)	201	—	(190)	(69)	329	1
Corporate	989	—	(5)	45	(696)	129	—	(36)	(5)	421	8
Equity securities	1,453	—	49	—	—	—	—	(174)	(148)	1,180	(6)
Asset-backed securities	4,041	—	10	—	(43)	12	—	(50)	(1,199)	2,771	1
Other debt securities	120	—	—	—	—	—	—	(64)	(1)	55	—

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2011	Principal transactions	Other(1)(2)	Transfers into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30. 2012
Non-marketable equity securities	8,318	—	179	—	—	267	—	(1,470)	(1,016)	6,278	73

Total investments	$16,797	$—	$258	$125	$(2,654)	$3,332	$—	$(2,191)	$(2,438)	$13,229	$58

Loans	$4,682	$—	$(62)	$917	$(25)	$107	$515	$(95)	$(1,302)	$4,737	$54
Mortgage servicing rights	$2,569	$—	$(293)	$—	$—	$2	$221	$(5)	$(377)	$2,117	$(295)
Other financial assets measured on a recurring basis	$2,245	$—	$98	$8	$(31)	$2	$629	$(42)	$(534)	$2,375	$99

Liabilities
Interest-bearing deposits	$431	$—	$(20)	$213	$—	$—	$180	$—	$(146)	$698	$(329)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,061	(65)	—	—	—	—	—	4	(85)	1,045	118
Trading account liabilities
Securities sold, not yet purchased	412	(60)	—	5	(31)	—	—	140	(438)	148	(53)
Short-term borrowings	499	(56)	—	3	(11)	—	195	—	(375)	367	38
Long-term debt	6,904	141	81	349	(906)	—	1,175	—	(1,348)	5,952	(332)
Other financial liabilities measured on a recurring basis	3	—	(2)	—	(2)	—	1	—	(2)	2	—

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	March 31, 2011	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	June 30, 2011
Assets
Fed funds sold and securities borrowed or purchased under agreements to resell	$3,266	$23	$—	$142	$—	$—	$—	$—	$3,431	$—
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,024	$28	$—	$(147)	$261		$(162)	$(57)	$947	$22
Prime	1,602	(14)	—	(27)	162	—	(1,066)	(6)	651	(53)
Alt-A	1,946	(1)	—	(87)	26	—	(1,643)	(12)	229	(2)
Subprime	1,116	(48)	—	50	142	—	(499)	(38)	723	57
Non-U.S. residential	290	5	—	(53)	169	—	(88)	—	323	(2)
Commercial	585	32	—	69	99	—	(235)	—	550	22

Total trading mortgage-backed securities	$6,563	$2	$—	$(195)	$859	$—	$(3,693)	$(113)	$3,423	$44

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agency obligations	31	1	—	17	2	—	(5)	—	46	2

Total U.S. Treasury and federal agencies securities	$31	$1	$—	$17	$2	$—	$(5)	$—	$46	$2

State and municipal	$1,115	$(10)	$—	$112	$76	$—	$(1,047)	$—	$246	$40
Foreign government	907	6	—	165	341	—	(129)	(387)	903	5
Corporate	5,043	(29)	—	1,709	670	—	(1,128)	(1,585)	4,680	(153)
Equity securities	305	15	—	342	23	—	(37)	—	648	17
Asset-backed securities	6,768	333	—	273	2,398	—	(2,232)	(931)	6,609	(60)
Other debt securities	1,942	(18)	—	(168)	860	—	(294)	—	2,322	(9)

Total trading securities	$22,674	$300	—	$2,255	$5,229	$—	$(8,565)	$(3,016)	$18,877	$(114)

Trading derivatives, net(4)
Interest rate contracts	$4	$128	$—	$(15)	$4	$—	$(11)	$91	$201	$(4)
Foreign exchange contracts	239	(28)	—	(93)	—	—	—	(136)	(18)	(62)
Equity contracts	(2,568)	173	—	678	56	—	(160)	(24)	(1,845)	(390)
Commodity contracts	(1,296)	212	—	(12)	2	—	(60)	95	(1,059)	66
Credit derivatives	164	(45)	—	(89)	—	—	—	180	210	39

Total trading derivatives, net(4)	$(3,457)	$440	$—	$469	$62	$—	$(231)	$206	$(2,511)	$(351)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$362	$—	$11	$(307)	$—	$—	$(7)	$—	$59	$4
Prime	150	—	(1)	(122)	7	—	(11)	—	23	—
Alt-A	2	—	—	(1)	—	—	—	—	1	—
Subprime	—	—	—	—	—	—	—	—	—	—
Commercial	527	—	—	(539)	24	—	(12)	—	—	—

Total investment mortgage-backed debt securities	$1,041	$—	$10	$(969)	$31	$—	$(30)	$—	$83	$4

U.S. Treasury and federal agencies securities	$16	$—	$—	$(15)	$—	$—	$(1)	$—	$—	$—
State and municipal	381	—	(23)	38	12	—	(53)	—	355	(27)
Foreign government	426	—	(10)	(40)	56	—	(10)	(93)	329	(7)
Corporate	584	—	(1)	(13)	444	—	(5)	(16)	993	3
Equity securities	1,829	—	(28)	—	—	—	(9)	(171)	1,621	(16)
Asset-backed securities	5,002	—	(5)	10	51	—	(204)	(379)	4,475	(1)
Other debt securities	672	—	22	—	2	—	(2)	(41)	653	26

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	March 31, 2011	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	June 30, 2011
Non-marketable equity securities	$9,443	$—	$123	$(518)	$158	$—	$(273)	$(752)	$8,181	106

Total investments	$19,394	$—	$88	$(1,507)	$754	$—	$(587)	$(1,452)	$16,690	$88

Loans	$3,152	$—	$(66)	$(226)	$248	$688	$—	$(206)	$3,590	$59
Mortgage servicing rights	4,690	—	(307)	—	—	—	—	(125)	4,258	(307)
Other financial assets measured on a recurring basis	2,485	—	7	(25)	57	142	(58)	(159)	2,449	14

Liabilities
Interest-bearing deposits	$585	$—	$7	$(9)	$—	$29	$—	$(12)	$586	$(41)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,168	(7)	—	10	—	—	—	(107)	1,078	—
Trading account liabilities
Securities sold, not yet purchased	109	30	—	281	—	—	147	(60)	447	28
Short-term borrowings	391	(34)	—	163	—	143	—	(120)	611	(13)
Long-term debt	8,792	(6)	70	(397)	—	470	—	(1,514)	7,287	13
Other financial liabilities measured on a recurring basis	9	—	(13)	—	1	8	(1)	(14)	16	(19)

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2010	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	June 30, 2011
Assets
Fed funds sold and securities borrowed or purchased under agreements to resell	$4,911	$(129)	$—	$(1,351)	$—	$—	$—	$—	$3,431	$—
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$831	$81	$—	$89	$355	$—	$(352)	$(57)	$947	$63
Prime	594	84	—	(3)	1,315	—	(1,333)	(6)	651	(24)
Alt-A	385	11	—	(16)	1,577	—	(1,716)	(12)	229	2
Subprime	1,125	(12)	—	63	451	—	(866)	(38)	723	31
Non-U.S. residential	224	37	—	32	291	—	(261)	—	323	1
Commercial	418	96	—	64	339	—	(367)	—	550	65

Total trading mortgage-backed securities	$3,577	$297	$—	$229	$4,328	$—	$(4,895)	$(113)	$3,423	$138

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agency obligations	72	2	—	3	5	—	(36)	—	46	1

Total U.S. Treasury and federal agencies securities	$72	$2	$—	$3	$5	$—	$(36)	$—	$46	1

State and municipal	$208	$52	$—	$107	$969	$—	$(1,090)	$—	$246	$44
Foreign government	566	7	—	161	859	—	(303)	(387)	903	8
Corporate	5,004	140	—	1,225	2,478	—	(2,370)	(1,797)	4,680	(201)
Equity securities	776	71	—	(169)	128	—	(158)	—	648	54
Asset-backed securities	7,620	551	—	214	3,738	—	(4,133)	(1,381)	6,609	(117)
Other debt securities	1,833	(19)	—	(136)	1,320	—	(676)	—	2,322	12

Total trading securities	$19,656	$1,101	$—	$1,634	$13,825	$—	$(13,661)	$(3,678)	$18,877	$(61)

Trading derivatives, net(4)
Interest rate contracts	$(730)	$(115)	$—	$709	$4	$—	$(11)	$344	$201	$117
Foreign exchange contracts	164	113	—	(135)	—	—	—	(160)	(18)	(82)
Equity contracts	(1,639)	197	—	(65)	56	—	(160)	(234)	(1,845)	(781)
Commodity contracts	(1,023)	153	—	(100)	2	—	(60)	(31)	(1,059)	(49)
Credit derivatives	2,296	(583)	—	(267)	—	—	—	(1,236)	210	(714)

Total trading derivatives, net(4)	$(932)	$(235)	$—	$142	$62	$—	$(231)	$(1,317)	$(2,511)	$(1,509)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$22	$—	$2	$37	$5	$—	$(7)	$—	$59	$(14)
Prime	166	—	1	(122)	7	—	(29)	—	23	—
Alt-A	1	—	—	—	—	—	—	—	1	—
Subprime	—	—	—	—	—	—	—	—	—	—
Commercial	527	—	3	(539)	39	—	(30)	—	—	—

Total investment mortgage-backed debt securities	$716	$—	$6	$(624)	$51	$—	$(66)	$—	$83	$(14)

U.S. Treasury and federal agencies securities	$17	$—	$—	$(15)	$—	$—	$(2)	$—	$—	$—
State and municipal	504	—	(47)	(55)	33	—	(80)	—	355	(58)
Foreign government	358	—	(3)	24	106	—	(63)	(93)	329	(4)
Corporate	525	—	6	24	471	—	(17)	(16)	993	—
Equity securities	2,055	—	(57)	(29)	—	—	(9)	(339)	1,621	11
Asset-backed securities	5,424	—	41	53	87	—	(447)	(683)	4,475	5
Other debt securities	727	—	(11)	67	35	—	(2)	(163)	653	(7)
Non-marketable equity securities	6,960	—	580	(838)	3,348	—	(1,117)	(752)	8,181	641

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2010	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	June 30, 2011
Total investments	$17,286	$—	$515	$(1,393)	$4,131	$—	$(1,803)	$(2,046)	$16,690	$574

Loans	$3,213	$—	$(153)	$(245)	$248	$1,029	$—	$(502)	$3,590	$(49)
Mortgage servicing rights	4,554	—	(99)	—	—	—	—	(197)	4,258	(99)
Other financial assets measured on a recurring basis	2,509	—	(9)	(44)	57	343	(58)	(349)	2,449	18

Liabilities
Interest-bearing deposits	$277	$—	$(27)	$51	$—	$244	$—	$(13)	$586	$(218)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,261	11	—	100	—	—	(165)	(107)	1,078	—
Trading account liabilities
Securities sold, not yet purchased	187	93	—	199	—	—	147	7	447	15
Short-term borrowings	802	144	—	122	—	168	—	(337)	611	(50)
Long-term debt	8,494	(77)	166	(372)	—	933	—	(1,679)	7,287	62
Other financial liabilities measured on a recurring basis	19	—	(17)	7	1	12	(1)	(39)	16	(19)

(1)
Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income (loss), while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2012 and 2011.

(4)
Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

Level 3 Fair Value Rollforward

        The significant changes from March 31, 2012 to June 30, 2012 in Level 3 assets and liabilities were due to:

  •
  A net decrease in trading securities of $3.4 billion that included:

  •
  Purchases of $2.8 billion offset by sales and settlements of $4.8 billion (which included purchases and sales of asset-backed securities of $1.0 billion and $1.2 billion, respectively). Purchases and sales of asset-backed securities primarily reflected trading in CDO and CLO positions. As these positions are bespoke, they are classified as Level 3.

  •
  Transfers of other debt securities from Level 2 to Level 3 of $0.4 billion mainly consisting of trading loans for which there were a reduced number of contributors to external pricing services.

  •
  A net decrease in Level 3 Investments of $2.6 billion that included sales of non-marketable equity securities of $1.5 billion relating mainly to the sale of EMI Music Publishing.

  •
  A decrease in Mortgage servicing rights of $0.6 billion, which included losses of $480 million recognized in Other revenue due in part to an increase in servicing costs.

  •
  A decrease in Long-term debt of $0.6 billion, which included issuances of $0.9 billion and settlements of $0.9 billion. Settlements mainly included terminations as well as $0.4 billion of structured liabilities that were restructured during the quarter, with new issuances classified as Level 2. Transfers from Level 3 to Level 2 of $0.5 billion related mainly to structured debt for which the underlyings became more observable.

        The significant changes from December 31, 2011 to June 30, 2012 in Level 3 assets and liabilities were due to:

  •
  A net decrease in trading securities of $2.5 billion that included:

  •
  Purchases of $9.8 billion offset by sales and settlements of $11.3 billion (which included purchases and sales of asset-backed securities of $3.7 billion and $4.3 billion, respectively). Purchases and sales of asset-backed securities primarily reflected trading in CDO and CLO positions. As these positions are bespoke, they are classified as Level 3.

  •
  Transfers of other debt securities from Level 2 to Level 3 of $0.6 billion, consisting mainly of trading loans for which there were a reduced number of contributors to external pricing services.

  •
  A net decrease in credit derivatives of $1.4 billion. The net decrease was composed of losses of $1.5 billion recorded in Principal transactions, $0.6 billion of which related to total return swaps referencing returns on Corporate loans, offset by gains on the referenced loans which are classified as Level 2. Losses of $0.3 billion related to bespoke CDOs and index CDOs due to credit spreads tightening, $0.2 billion of which was offset by gains on index positions classified as Level 2.

  •
  A net decrease in Level 3 Investments of $3.6 billion that included sales of non-marketable equity securities of $1.5 billion relating mainly to the sale of EMI Music Publishing.

  •
  A decrease in Mortgage servicing rights of $0.5 billion, which included losses of $293 million recognized in Other revenue due in part to an increase in servicing costs. Settlements of $377 million are primarily due to amortization.

  •
  A decrease in Long-term debt of $1.0 billion, which included issuances of $1.2 billion and settlements of $1.3 billion. Settlements mainly included terminations as well as $0.4 billion of structured liabilities that were restructured, with new issuances classified as Level 2. Transfers from Level 3 to Level 2 of $0.9 billion related mainly to structured debt for which the underlyings became more observable.

        The significant changes from March 31, 2011 to June 30, 2011 in Level 3 assets and liabilities were due to:

  •
  A net decrease in Trading securities of $3.8 billion that included:

  •
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

  •
  Purchases of corporate debt trading securities of $0.7 billion and sales of $0.8 billion, reflecting strong trading activity.

  •
  Purchases of asset-backed securities of $2.4 billion and sales of $2.0 billion which included trading in CLO and CDO positions.

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

  •
  A net decrease in Level 3 Long-term debt of $1.5 billion, which included settlements of $1.5 billion, $1.2 billion of which relates to the scheduled termination of a structured transaction during the second quarter of 2011, with a corresponding decrease in corporate debt trading securities.

        The significant changes from December 31, 2010 to June 30, 2011 in Level 3 assets and liabilities were due to:

  •
  A decrease in Federal funds sold and securities borrowed or purchased under agreements to resell of $1.5 billion, driven primarily by transfers of $1.4 billion from Level 3 to Level 2 of certain collateralized long-dated callable reverse repos (structured reverse repos). The Company has noted that there is more transparency and observability for repo curves (used in the determination of the fair value of structured reverse repos) with a tenor of five years or less; thus, structured reverse repos that are expected to mature beyond the five-year point are generally classified as Level 3. The primary factor driving the change in expected maturities in structured reverse repo transactions is the embedded call option feature that enables the investor (the Company) to elect to terminate the trade early. During the six months ended June 30, 2011, the increase in interest rates caused the estimated maturity dates of certain structured reverse repos to shorten to less than five years, resulting in the transfer from Level 3 to Level 2.

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

  •
  Purchases of corporate debt trading securities of $2.2 billion and sales of $2.1 billion, reflecting strong trading activity.

  •
  Purchases of asset-backed securities of $3.5 billion and sales of $3.9 billion of asset-backed securities, reflecting trading in CLO and CDO positions.

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

        The following table presents the valuation techniques covering the majority of Level 3 inventory and the most significant unobservable inputs used in Level 3 fair value measurements as of June 30, 2012.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

	Fair Value (in millions)	Methodology	Input	Low(1)(2)	High(1)(2)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$4,414	Cash flow	Interest Rate	1.15%	1.52%
Trading and investment securities
Mortgage-backed securities	$4,971	Price-based	Price	$0.00	$113.89
		Cash flow	Yield	2.31%	30.00%
			Prepayment Period	2.25yrs	7.79yrs
State and municipal, foreign government, corporate, and other debt securities	6,309	Price-based	Price	$0.00	$159.63
			Yield	0.00%	23.42%
		Cash flow	Credit Spread	100bps	200bps
Equity securities	1,397	Cash flow	Yield	9.00%	25.00%
Asset-backed securities	7,606	Price-based	Price	$0.00	$115.48
		Cash flow	Yield	0.00%	76.10%
Non-marketable equity	6,278	Price-based	Adjustment factor	0.00	0.50
		Comparables Analysis	EBITDA Multiples	0.00	14.50
			Fund NAV	$7,962	$353,130,553
			Price	$0.00	$3.70

Derivatives—Gross(3)
Interest rate contracts (gross)	$3,329	Internal Model	Mean Reversion	1.00%	20.00%
		Cash flow	Credit Spread	3bps	675bps
		Price-based	Interest Rate-Interest Rate (IR-IR) Correlation	(50.00%)	100.00%
			Price	$0.00	$145.00
			Yield	1.75%	2.60%
Foreign exchange contracts (gross)	1,814	Internal Model	IR Volatility	8.59%	62.92%
Equity contracts (gross)(4)	4,283	Internal Model	Equity Volatility	8.19%	108.60%
			Equity-Equity Correlation	25.30%	98.00%
Commodity contracts (gross)	2,482	Internal Model	Forward Price	$0.43	$4.23
			Commodity Volatility	4.00%	128.00%
			Commodity Correlation	(76.00)%	95.00%
Credit derivatives (gross)	12,044	Internal Model	Recovery Rate	9.00%	75.00%
		Price-based	Price	$0.00	$145.00
			Credit Correlation	5.00%	95.00%
			Credit Spread	1bps	1,164bps
			Upfront Points	5.00	45.00
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(3)	2,377	Price-based	Price	$100.00	$100.00

Loans	$4,737	Price-based	Price	$0.00	$104.19
		Internal Model	Yield	0.90%	4.93%
			Credit Spread	32bps	486bps
Mortgage servicing rights	$2,117	Cash flow	Yield	0.00%	29.60%
			Prepayment Period	2.25yrs	7.79yrs
Liabilities
Interest-bearing deposits	$698	Internal Model	Mean Reversion	1.00%	20.00%
			Forward Price	$0.43	$4.23
			Commodity Volatility	4.00%	128.00%
			Commodity Correlation	(76.00)%	95.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,045	Internal Model	Interest Rate	0.63%	2.28%
Trading account liabilities
Securities sold, not yet purchased	148	Internal Model	Equity Volatility	10.40%	60.50%
			Equity-Equity Correlation	25.30%	94.80%

	Fair Value (in millions)	Methodology	Input	Low(1)(2)	High(1)(2)
			Equity Forward	0.74	1.43
			Equity-FX Correlation	(76.00)%	60.00%
Short-term borrowings and long-term debt	6,319	Internal Model	Mean Reversion	1.00%	20.00%
		Price-based	IR-IR Correlation	(98.00)%	40.00%
			IR Volatility	8.59%	85.00%
			Price	$0.47	$115.00
			Equity Volatility	10.40%	101.21%

(1)
Some inputs are shown as zero due to rounding.

(2)
When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to one large position only.

(3)
Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(4)
Includes hybrid products.

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

Mean Reversion

        A number of financial instruments require an estimate of the rate at which interest rate reverts to its long term average. Changes in this estimate can significantly affect the fair value of the instrument. However, there is often insufficient external market data to calibrate it.

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

        The following table presents the carrying amounts of all assets that were still held as of June 30, 2012 and December 31, 2011, and for which a nonrecurring fair value measurement was recorded during the twelve months then ended:

In millions of dollars	Fair value	Level 2	Level 3
June 30, 2012
Loans held-for-sale	$1,630	$537	$1,093
Other real estate owned	277	50	227
Loans(1)	4,374	3,848	526

Total assets at fair value on a nonrecurring basis	$6,281	$4,435	$1,846

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

Nonrecurring Fair Value Changes

        The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2012.

In millions of dollars	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Loans held-for-sale	$(52)	$(51)
Other real estate owned	(11)	(19)
Loans(1)	(138)	(677)

Total nonrecurring fair value gains (losses)	$(201)	$(747)

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

	June 30, 2012		Estimated fair value
In billions of dollars	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Assets
Investments	$19.6	$19.4	$2.7	$15.3	$1.4
Federal funds sold and securities borrowed or purchased under agreements to resell	104.7	104.7	—	95.0	9.7
Loans(1)(2)	619.7	608.5	—	4.5	604.0
Other financial assets(2)(3)	255.9	255.9	9.7	179.8	66.4

Liabilities
Deposits	$912.9	$911.1	$—	$723.8	$187.3
Federal funds purchased and securities loaned or sold under agreements to repurchase	82.2	82.2	—	81.0	1.2
Long-term debt	261.8	259.4	—	208.8	50.6
Other financial liabilities(4)	148.8	148.8	—	28.9	119.9

	December 31, 2011
In billions of dollars	Carrying value	Estimated fair value
Assets
Investments	$19.4	$18.4
Federal funds sold and securities borrowed or purchased under agreements to resell	133.0	133.0
Loans(1)(2)	609.3	598.7
Other financial assets(2)(3)	245.7	245.7

Liabilities
Deposits	$864.6	$864.5
Federal funds purchased and securities loaned or sold under agreements to repurchase	85.6	85.6
Long-term debt	299.3	289.7
Other financial liabilities(4)	141.1	141.1

(1)
The carrying value of loans is net of the Allowance for loan losses of $27.6 billion for June 30, 2012 and $30.1 billion for December 31, 2011. In addition, the carrying values exclude $2.6 billion and $2.5 billion of lease finance receivables at June 30, 2012 and December 31, 2011, respectively.

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

        The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup's loans, in aggregate, by $11.2 billion and by $10.6 billion at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, the carrying values, net of allowances, exceeded the estimated fair values by $8.3 billion and $2.9 billion for Consumer loans and Corporate loans, respectively.

        The estimated fair values of the Company's corporate unfunded lending commitments at June 30, 2012 and December 31, 2011 were liabilities of $6.4 billion and $4.7 billion, respectively, which are substantially fair valued at level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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

        The following table presents, as of June 30, 2012 and December 31, 2011, the fair value of those positions selected for fair value accounting, as well as the changes in fair value gains and losses for the six months ended June 30, 2012 and 2011:

	Fair value at		Changes in fair value gains (losses) for the six months ended June 30,
In millions of dollars	June 30, 2012	December 31, 2011	2012	2011
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell and securities borrowed(1)	$167,973	$142,862	$(159)	$(375)
Trading account assets	13,179	14,179	673	68
Investments	446	526	(19)	299
Loans
Certain Corporate loans(2)	3,829	3,939	35	29
Certain Consumer loans(2)	1,260	1,326	(69)	(167)

Total loans	$5,089	$5,265	$(34)	$(138)

Other assets
MSRs	$2,117	$2,569	$(293)	$(99)
Certain mortgage loans held for sale	4,606	6,213	254	73
Certain equity method investments	47	47	1	(10)

Total other assets	$6,770	$8,829	$(38)	$(36)

Total assets	$193,457	$171,661	$423	$(182)

Liabilities
Interest-bearing deposits	$1,415	$1,326	$(40)	$29
Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase and securities loaned(1)	132,637	112,770	1	20
Trading account liabilities	1,872	1,763	(91)	105
Short-term borrowings	1,043	1,354	88	85
Long-term debt	26,517	24,172	(221)	465

Total liabilities	$163,484	$141,385	$(263)	$704

(1)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase.

(2)
Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of SFAS 167 on January 1, 2010.

Own Debt Valuation Adjustments for Structured Debt

        Own debt valuation adjustments are recognized on Citi's debt liabilities for which the fair value option has been elected using Citi's credit spreads observed in the bond market. The fair value of debt liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company's credit spreads. The estimated change in the fair value of these debt liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a gain of $270 million and $241 million for the three months ended June 30, 2012 and 2011, respectively, and a loss of $992 million and a gain of $128 million for the six months ended June 30, 2012 and 2011, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

        The notional amount of these unfunded letters of credit was $0.3 billion and $0.6 billion at June 30, 2012 and December 31, 2011, respectively. The amount funded was insignificant with no amounts 90 days or more past due or on non-accrual status at June 30, 2012 and December 31, 2011.

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

        The following table provides information about certain credit products carried at fair value at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$13,141	3,667	$14,150	$3,735
Aggregate unpaid principal balance in excess of fair value	(181)	(91)	540	(54)
Balance of non-accrual loans or loans more than 90 days past due	169	—	134	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	25	—	43	—

        In addition to the amounts reported above, $1,546 million and $648 million of unfunded loan commitments related to certain credit products selected for fair value accounting were outstanding as of June 30, 2012 and December 31, 2011, respectively.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the six months ended June 30, 2012 and 2011 was due to instrument-specific credit risk totaled to a gain of $29 million and $34 million, respectively.

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

        The following table provides information about certain mortgage loans HFS carried at fair value at June 30, 2012 and December 31, 2011:

In millions of dollars	June 30, 2012	December 31, 2011
Carrying amount reported on the Consolidated Balance Sheet	$4,606	$6,213
Aggregate fair value in excess of unpaid principal balance	273	274
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

        The changes in fair values of these mortgage loans are reported in Other revenue in the Company's Consolidated Statement of Income. There was no change in fair value during the six months ended June 30, 2012 due to instrument-specific credit risk. The change in fair value during the six months ended June 30, 2011 due to instrument-specific credit risk resulted in a loss of $0.2 million. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

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

        With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup's Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company's Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a loss of $69 million and $169 million for the six months ended June 30, 2012 and 2011, respectively.

        The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup's Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company's Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $955 million and $984 million as of June 30, 2012 and December 31, 2011, respectively.

        The following table provides information about Corporate and Consumer loans of consolidated VIEs carried at fair value at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
In millions of dollars	Corporate loans	Consumer loans	Corporate loans	Consumer loans
Carrying amount reported on the Consolidated Balance Sheet	$156	$1,226	$198	$1,292
Aggregate unpaid principal balance in excess of fair value	389	379	394	436
Balance of non-accrual loans or loans more than 90 days past due	23	102	23	86
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	43	123	42	120

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

        The change in fair value for these structured liabilities is reported in Principal transactions in the Company's Consolidated Statement of Income. Changes in fair value for these structured liabilities include an economic component for accrued interest which is included in the change in fair value reported in Principal transactions.

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

        Related interest expense on non-structured liabilities is measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

        The following table provides information about long-term debt carried at fair value, excluding the debt issued by the consolidated VIEs, at June 30, 2012 and December 31, 2011:

In millions of dollars	June 30, 2012	December 31, 2011
Carrying amount reported on the Consolidated Balance Sheet	$25,146	$22,614
Aggregate unpaid principal balance in excess of fair value	(2,314)	1,680

        The following table provides information about short-term borrowings carried at fair value at June 30, 2012 and December 31, 2011:

In millions of dollars	June 30, 2012	December 31, 2011
Carrying amount reported on the Consolidated Balance Sheet	$1,043	$1,354
Aggregate unpaid principal balance in excess of fair value	(125)	49

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

        In addition, the guarantor must disclose the maximum potential amount of future payments the guarantor could be required to make under the guarantee, if there were a total default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, the Company believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees. The following tables present information about the Company's guarantees at June 30, 2012 and December 31, 2011:

	Maximum potential amount of future payments
In billions of dollars at June 30, 2012 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
Financial standby letters of credit	$24.6	$77.6	$102.2	$322.2
Performance guarantees	7.3	4.3	11.6	43.1
Derivative instruments considered to be guarantees	17.7	10.3	28.0	2,442.3
Loans sold with recourse	—	0.4	0.4	84.8
Securities lending indemnifications(1)	94.9	—	94.9	—
Credit card merchant processing(1)	73.9	—	73.9	—
Custody indemnifications and other	—	27.5	27.5	32.0

Total	$218.4	$120.1	$338.5	$2,924.4

(1)
The carrying values of securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.

	Maximum potential amount of future payments
In billions of dollars at December 31, 2011 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
Financial standby letters of credit	$25.2	$79.5	$104.7	$417.5
Performance guarantees	7.8	4.5	12.3	43.9
Derivative instruments considered to be guarantees	7.2	8.0	15.2	2,065.9
Loans sold with recourse	—	0.4	0.4	89.6
Securities lending indemnifications(1)	90.9	—	90.9	—
Credit card merchant processing(1)	70.2	—	70.2	—
Custody indemnifications and other	—	40.0	40.0	30.7

Total	$201.3	$132.4	$333.7	$2,647.6

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

        In addition to the amounts shown in the tables above, the repurchase reserve for Citigroup residential mortgages representations and warranties was $1,476 million and $1,188 million at June 30, 2012 and December 31, 2011, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

Repurchase Reserve—Whole Loan Sales

        The repurchase reserve estimation process for potential residential mortgage whole loan representation and warranty claims is subject to various assumptions. The assumptions used to calculate this repurchase reserve include numerous estimates and judgments and thus contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. As part of its ongoing review of the assumptions used to estimate its repurchase reserve for whole loan sales, during the second quarter of 2012, Citi refined certain of its assumptions utilized in its estimation process. Specifically, in prior quarters, Citi used loan documentation requests and repurchase claims as a percentage of loan documentation requests in order to estimate future claims. Beginning in the second quarter, Citi now utilizes the historical correlation between underlying loan characteristics (e.g., delinquencies, LTV, loan channel, etc.) and the likelihood of receiving a claim based on those characteristics in developing its claims estimate, which Citi believes is a more granular approach and enhances its claims estimation process. This refinement did not have a material impact on the repurchase reserve balance as of June 30, 2012.

        Accordingly, as of June 30, 2012, the most significant assumptions used to calculate the reserve levels are the:

  •
  correlation between loan characteristics and repurchase claims;

  •
  claims appeal success rates; and

  •
  estimated loss per repurchase or make-whole payment.

        Citi estimates that if there were a simultaneous 10% adverse change in each of the significant assumptions, the repurchase reserve would increase by approximately $500 million as of June 30, 2012. This potential change is hypothetical and intended to indicate the sensitivity of the repurchase reserve to changes in the key assumptions. Actual changes in the key assumptions may not occur at the same time or to the same degree (i.e., an adverse change in one assumption may be offset by an improvement in another). Citi does not believe it has sufficient information to estimate a range of reasonably possible loss (as defined under ASC 450) relating to its representations and warranties with respect to its whole loan sales.

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

        The Company's maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge back transactions at any given time. At June 30, 2012 and December 31, 2011, this maximum potential exposure was estimated to be $74 billion and $70 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At June 30, 2012 and December 31, 2011, the losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications

        Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients' assets.

Other guarantees and indemnifications

Credit Card Protection Programs

        The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At June 30, 2012 and December 31, 2011, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

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

Value-Transfer Networks

        The Company is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member's default on its obligations. The Company's potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN's funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. We believe the risk of loss is remote given historical experience with the VTNs. Accordingly, the Company's participation in VTNs is not reported in the Company's guarantees tables above and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2012 or December 31, 2011 for potential obligations that could arise from the Company's involvement with VTN associations.

Long-Term Care Insurance Indemnification

        In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $4.9 billion at June 30, 2012 and $4.4 billion at December 31, 2011) is designed to cover the insurance company's statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time. If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citigroup must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of June 30, 2012 related to this indemnification. However, Citi continues to closely monitor its potential exposure under this indemnification obligation.

Carrying Value—Guarantees and Indemnifications

        At June 30, 2012 and December 31, 2011, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $2.9 billion and $2.6 billion, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at June 30, 2012 and December 31, 2011, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1,104 million and $1,136 million, respectively, relating to letters of credit and unfunded lending commitments.

Collateral

        Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $39 billion and $35 billion at June 30, 2012 and December 31, 2011, respectively. Securities and other marketable assets held as collateral amounted to $65 billion at June 30, 2012 and December 31, 2011, the majority of which collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of the Company held as collateral amounted to $2.0 billion and $1.5 billion at June 30, 2012 and December 31, 2011, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

        Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of June 30, 2012 and December 31, 2011. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, the Company believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars as of June 30, 2012	Investment grade	Non-investment Grade	Not rated	Total
Financial standby letters of credit	$75.4	$17.4	$9.4	$102.2
Performance guarantees	6.7	3.1	1.8	11.6
Derivative instruments deemed to be guarantees	—	—	28.0	28.0
Loans sold with recourse	—	—	0.4	0.4
Securities lending indemnifications	—	—	94.9	94.9
Credit card merchant processing	—	—	73.9	73.9
Custody indemnifications and other	27.5	—	—	27.5

Total	$109.6	$20.5	$208.4	$338.5

	Maximum potential amount of future payments
In billions of dollars as of December 31, 2011	Investment grade	Non-investment Grade	Not rated	Total
Financial standby letters of credit	$79.3	$17.2	$8.2	$104.7
Performance guarantees	6.9	3.2	2.2	12.3
Derivative instruments deemed to be guarantees	—	—	15.2	15.2
Loans sold with recourse	—	—	0.4	0.4
Securities lending indemnifications	—	—	90.9	90.9
Credit card merchant processing	—	—	70.2	70.2
Custody indemnifications and other	40.0	—	—	40.0

Total	$126.2	$20.4	$187.1	$333.7

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of June 30, 2012 and December 31, 2011:

In millions of dollars	U.S.	Outside of U.S.	June 30, 2012	December 31, 2011
Commercial and similar letters of credit	$1,748	$8,574	$10,322	$8,910
One- to four-family residential mortgages	3,388	1,184	4,572	3,504
Revolving open-end loans secured by one- to four-family residential properties	15,735	2,920	18,655	19,326
Commercial real estate, construction and land development	1,619	266	1,885	1,968
Credit card lines	501,966	132,440	634,406	653,985
Commercial and other consumer loan commitments	150,074	91,424	241,498	224,109
Other commitments and contingencies	902	2,398	3,300	3,201

Total	$675,432	$239,206	$914,638	$915,003

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

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $69 billion and $65 billion with an original maturity of less than one year at June 30, 2012 and December 31, 2011, respectively.

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

Other commitments and contingencies

        Other commitments and contingencies include all other transactions related to commitments and contingencies not reported on the lines above.

22.    CONTINGENCIES

        The following information supplements and amends, as applicable, the disclosures in Note 29 to the Consolidated Financial Statements of Citigroup's 2011 Annual Report on Form 10-K and Note 22 to the Consolidated Financial Statements of Citigroup's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. For purposes of this Note, Citigroup and its affiliates and subsidiaries, as well as their current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.

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

        If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At June 30, 2012, Citigroup's estimate was materially unchanged from its estimate of approximately $4 billion at December 31, 2011, as more fully described in Note 29 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K.

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

Credit Crisis-Related Litigation and Other Matters

        Citigroup continues to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission, the Department of Justice and subdivisions thereof, bank regulators, and other federal and state government agencies and authorities in connection with formal and informal (and, in many instances, industry-wide) inquiries concerning Citigroup's mortgage-related conduct and business activities, and other matters related to the credit crisis.

Mortgage-Related Litigation and Other Matters

        Securities Actions:    On June 8, 2012, defendants filed an interlocutory appeal in the United States Court of Appeals for the Second Circuit from the district court's decision in INTERNATIONAL FUND MANAGEMENT S.A., ET AL. v. CITIGROUP INC., ET AL., holding that the tolling doctrine set forth in American Pipe & Construction Co. v. Utah, 414 U.S. 538 (1974), applies to the statute of repose in the Securities Act of 1933. Additional information relating to this action is publicly available in court filings under docket numbers 09 Civ. 8755 (S.D.N.Y.) (Stein, J.) and 12-1903-cv (2d Cir.).

        ERISA Matters:    On June 22, 2012, plaintiffs-appellants filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the United States Court of Appeals for the Second Circuit's decision affirming the district court's dismissal of plaintiffs' complaint in GRAY v. CITIGROUP INC. Additional information relating to this action is publicly available in court filings under docket numbers 07 Civ. 9790 (S.D.N.Y.) (Stein, J.), 09-3804-cv (2d Cir.), and 11A1045 (S. Ct.).

        Mortgage-Backed Securities and CDO Investor Actions and Repurchase Claims:    On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants' motion to dismiss plaintiff's securities law claims and granted defendants' motion to dismiss plaintiff's negligent misrepresentation claims. On June 19, 2012, the district court granted defendants' motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court's statutes of repose and limitations rulings. Additional information relating to these actions is publicly available in court filings under docket numbers 11 Civ. 5201, 6188, 6196 and 7010 (S.D.N.Y.) (Cote, J.) and 12-2547-cv (2d Cir.).

        On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New

York against Citigroup and Related Parties alleging actionable misstatements and omissions in connection with Woori Bank's $95 million investment in five CDOs. Additional information relating to this matter is publicly available in court filings under docket number 12 Civ. 3868 (S.D.N.Y.) (Swain, J.).

        On May 18, 2012, the Federal Deposit Insurance Corporation filed complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup Global Markets Inc., Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of RMBS by two failed banks for which the FDIC is acting as receiver. Additional information relating to these actions is publicly available in court filings under docket numbers 12 Civ. 4000 (S.D.N.Y.) (Swain, J.), 12 Civ. 4001 (S.D.N.Y.) (Koeltl, J.), and 12 Civ. 4354 (C.D. Cal.) (Pfaelzer, J.).

        On June 6, 2012, the court granted in part and denied in part defendants' motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL. Additional information relating to this action is publicly available in court filings under docket number A1105042 (Ohio Ct. Com. Pl.) (Myers, J.).

        On June 26, 2012, the court overruled defendants' demurrer to plaintiff's amended complaint in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA SECURITIES, LLC, ET AL. Additional information relating to this action is publicly available in court filings under docket number LC-09-1499 (Cal. Super. Ct.) (Mohr, J.).

ASTA/MAT and Falcon-Related Litigation and Other Matters

        State Attorney General Subpoenas:    On June 11, 2012, the New York Attorney General served a subpoena on a Citigroup affiliate seeking documents and information concerning MAT Finance Fund LLC, ASTA Finance Fund LLC, and Falcon Strategies LLC. On August 1, 2012, the Massachusetts Attorney General served a Civil Investigative Demand on a Citigroup affiliate seeking similar documents and information. Citigroup is cooperating fully with these inquiries.

        The parties in HOSIER v. CITIGROUP GLOBAL MARKETS INC. have reached an agreement to settle the action, pursuant to which Citigroup has voluntarily dismissed its appeal in the United States Court of Appeals for the Tenth Circuit. Additional information relating to this matter is publicly available in court filings under docket numbers 11 Civ. 971 (D. Colo.) (Arguello, J.) and 12-1018 and 12-1132 (10th Cir.).

Lehman Structured Notes Matters

        On May 21, 2012, the Belgian appellate court dismissed all criminal charges and civil claims against a Citigroup subsidiary (CBB). The Prosecutor and some civil claimants have appealed this decision to the Belgian Supreme Court.

Interbank Offered Rates-Related Litigation and Other Matters

        In connection with the investigations and inquiries regarding submissions made by panel banks to bodies that publish various interbank offered rates, certain Citigroup subsidiaries have received additional requests for information and documents from various U.S. and non-U.S. governmental agencies, including the offices of the New York and Connecticut Attorneys General.

        A number of additional putative class actions were filed in the Southern District of New York against banks that served on certain interbank offered rates panels and certain of those banks' affiliates, including Citigroup affiliates. Additional information relating to these actions is publicly available in court filings under docket numbers 1:12-cv-3419 (S.D.N.Y.) (Daniels, J.), 12-cv-4205 (S.D.N.Y.) (Buchwald, J.), 1:12-cv-5280 (S.D.N.Y.) (Kaplan, J.), 12-cv-5723 (S.D.N.Y.) (Buchwald, J.), and 12-cv-5822 (S.D.N.Y.) (Buchwald, J.).

KIKOs

        As of June 30, 2012, there were 84 civil lawsuits filed by small and medium-size export businesses (SMEs) against a Citigroup subsidiary (CKI). To date, 80 decisions have been rendered at the district court level, and CKI has prevailed in 64 of those decisions. In the other 16 decisions, plaintiffs were awarded only a portion of the damages sought. The damage awards total in the aggregate approximately $19.5 million. CKI is appealing the 16 adverse decisions. A significant number of plaintiffs that had decisions rendered against them have also filed appeals, including plaintiffs that were awarded less than all of the damages they sought. In the two plaintiffs' appeals that have been decided, the decisions were in CKI's favor.

        The July 2011 decision of prosecutors not to proceed with indictments against CKI has been affirmed on appeal.

Tribune Company Bankruptcy

        On July 13, 2012, following a confirmation hearing in June on the fourth amended plan of reorganization, the court issued an order overruling objections to the plan and stating that, subject to revisions consistent with the order, the plan would be confirmed. Additional information relating to this action is publicly available in court filings under docket number 08-13141 (Bankr. D. Del.) (Carey, J.).

Interchange Litigation

        On July 13, 2012, all parties to the putative class actions, including Citigroup and Related Parties, entered into a Memorandum of Understanding (MOU) setting forth the material terms of a class settlement. The settlement described in the MOU is subject to a number of conditions, including agreement on definitive documentation of the settlement, any necessary approvals by the boards of directors of the parties, defendants' entry into settlement agreements with certain merchants that have filed separate individual actions against the Visa and MasterCard networks, and preliminary and final approval by the court. The class settlement contemplated by the MOU provides for, among other things, a total payment by all defendants to the class of $6.05 billion; a rebate to merchants participating in the class settlement of 10 basis points on interchange collected for a period of eight months by the Visa and MasterCard networks; changes to certain network rules that would permit merchants to surcharge some payment card transactions subject to certain limitations and conditions, including disclosure to consumers at the point of sale; and broad releases in favor of the defendants. The Boards of Directors of Citigroup and Citibank have approved the settlement. The court has ordered the parties to file definitive documentation of the settlement with the court for preliminary approval no later than October 19, 2012.

Parmalat Litigation and Related Matters

        On June 8, 2012, plaintiff's petition to the New Jersey Supreme Court seeking review of the appellate court ruling affirming the trial court judgment in favor of Citigroup was denied. Additional information relating to this action is publicly available in court filings under docket number A-2654-08T2 (N.J. Sup. Ct.).

        Companhia Industrial de Instrumentos de Precisão Litigation In June 2012, the Supreme Court of Brazil declined to review the constitutional claims of Companhia Industrial de Instrumentos de Precisão (CIIP). CIIP has sought reconsideration of this decision.

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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three months ended June 30, 2012
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$3,380	$—	$—	$—	$—	$—	$(3,380)	$—
Interest revenue	52	1,407	7	822	955	14,613	(822)	17,034
Interest revenue—intercompany	840	225	290	22	96	(1,451)	(22)	—
Interest expense	1,822	647	259	26	66	2,647	(26)	5,441
Interest expense—intercompany	(113)	757	(195)	268	250	(699)	(268)	—

Net interest revenue	$(817)	$228	$233	$550	$735	$11,214	$(550)	$11,593

Commissions and fees	—	997	—	1	20	2,062	(1)	3,079
Commissions and fees—intercompany	—	47	—	1	6	(53)	(1)	—
Principal transactions	(45)	2,027	111	—	(6)	(447)	—	1,640
Principal transactions—intercompany	(4)	(1,361)	(47)	—	—	1,412	—	—
Other income	(761)	42	(26)	123	118	2,957	(123)	2,330
Other income—intercompany	1,204	93	55	1	5	(1,357)	(1)	—

Total non-interest revenues	$394	$1,845	$93	$126	$143	$4,574	$(126)	$7,049

Total revenues, net of interest expense	$2,957	$2,073	$326	$676	$878	$15,788	$(4,056)	$18,642

Provisions for credit losses and for benefits and claims	$—	$6	$—	$389	$427	$2,373	$(389)	$2,806

Expenses
Compensation and benefits	$(6)	$1,331	$—	$90	$113	$4,689	$(90)	$6,127
Compensation and benefits—intercompany	2	54	—	27	26	(82)	(27)	—
Other expense	193	580	1	89	120	5,113	(89)	6,007
Other expense—intercompany	56	170	1	36	38	(265)	(36)	—

Total operating expenses	$245	$2,135	$2	$242	$297	$9,455	$(242)	$12,134

Income (loss) before taxes and equity in undistributed income of subsidiaries	$2,712	$(68)	$324	$45	$154	$3,960	$(3,425)	$3,702
Provision (benefit) for income taxes	(340)	4	118	14	50	883	(14)	715
Equity in undistributed income of subsidiaries	(106)	—	—	—	—	—	106	—

Income (loss) from continuing operations	$2,946	$(72)	$206	$31	$104	$3,077	$(3,305)	$2,987
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	(1)	—	(1)

Net income (loss) before attribution of noncontrolling interests	$2,946	$(72)	$206	$31	$104	$3,076	$(3,305)	$2,986
Net income (loss) attributable to noncontrolling interests	—	1	—	—	—	39	—	40

Net income (loss) after attribution of noncontrolling interests	$2,946	$(73)	$206	$31	$104	$3,037	$(3,305)	$2,946

Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interests	$2,946	$(72)	$206	$31	$104	$3,076	$(3,305)	$2,986
Citigroup's other comprehensive income (loss)	(1,014)	(80)	—	(9)	(41)	121	9	(1,014)
Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	(53)	—	(53)

Total comprehensive income (loss) before attribution of noncontrolling interests	$1,932	$(152)	$206	$22	$63	$3,144	$(3,296)	$1,919

Total comprehensive income (loss) attributable to noncontrolling interests	—	1	—	—	—	(14)	—	(13)

Citigroup's comprehensive income (loss)	$1,932	$(153)	$206	$22	$63	$3,158	$(3,296)	$1,932

Condensed Consolidating Statements of Income and Comprehensive Income

	Three months ended June 30, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$6,645	$—	$—	$—	$—	$—	$(6,645)	$—
Interest revenue	$53	$1,493	$—	$1,034	$1,196	$15,844	$(1,034)	$18,586
Interest revenue—intercompany	819	540	589	25	93	(2,041)	(25)	—
Interest expense	2,110	731	503	23	72	3,022	(23)	6,438
Interest expense—intercompany	(94)	762	107	382	320	(1,095)	(382)	—

Net interest revenue	$(1,144)	$540	$(21)	$654	$897	$11,876	$(654)	$12,148

Commissions and fees	$—	$1,274	$—	$1	$20	$2,263	$(1)	$3,557
Commissions and fees—intercompany	—	26	—	28	31	(57)	(28)	—
Principal transactions	10	1,687	229	—	(7)	697	—	2,616
Principal transactions—intercompany	—	(1,071)	(62)	—	—	1,133	—	—
Other income	(1,433)	166	(44)	108	118	3,494	(108)	2,301
Other income—intercompany	1,442	61	73	(3)	7	(1,583)	3	—

Total non-interest revenues	$19	$2,143	$196	$134	$169	$5,947	$(134)	$8,474

Total revenues, net of interest expense	$5,520	$2,683	$175	$788	$1,066	$17,823	$(7,433)	$20,622

Provisions for credit losses and for benefits and claims	$—	$(4)	$—	$376	$405	$2,986	$(376)	$3,387

Expenses
Compensation and benefits	$22	$1,562	$—	$112	$162	$4,923	$(112)	$6,669
Compensation and benefits—intercompany	2	59	—	30	30	(91)	(30)	—
Other expense	267	657	—	128	161	5,182	(128)	6,267
Other expense—intercompany	93	102	1	96	104	(300)	(96)	—

Total operating expenses	$384	$2,380	$1	$366	$457	$9,714	$(366)	$12,936

Income (loss) before taxes and equity in undistributed income of subsidiaries	$5,136	$307	$174	$46	$204	$5,123	$(6,691)	$4,299
Provision (benefit) for income taxes	(693)	99	58	7	61	1,442	(7)	967
Equity in undistributed income of subsidiaries	(2,488)	—	—	—	—	—	2,488	—

Income (loss) from continuing operations	$3,341	$208	$116	$39	$143	$3,681	$(4,196)	$3,332
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	71	—	71

Net income (loss) before attribution of noncontrolling interests	$3,341	$208	$116	$39	$143	$3,752	$(4,196)	$3,403
Net income (loss) attributable to noncontrolling interests	—	19	—	—	—	43	—	62

Net income (loss) after attribution of noncontrolling interests	$3,341	$189	$116	$39	$143	$3,709	$(4,196)	$3,341

Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interests	$3,341	$208	$116	$39	$143	$3,752	$(4,196)	$3,403
Citigroup's other comprehensive income (loss)	1,762	12	—	44	115	(127)	(44)	1,762
Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	24	—	24

Total comprehensive income (loss) before attribution of noncontrolling interests	$5,103	$220	$116	$83	$258	$3,649	$(4,240)	$5,189

Total comprehensive income (loss) attributable to noncontrolling interests	—	19	—	—	—	67	—	86

Citigroup's comprehensive income (loss)	$5,103	$201	$116	$83	$258	$3,582	$(4,240)	$5,103

Condensed Consolidating Statements of Income and Comprehensive Income

	Six months ended June 30, 2012
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$4,880	$—	$—	$—	$—	$—	$(4,880)	$—
Interest revenue	118	2,660	14	1,668	1,940	29,839	(1,668)	34,571
Interest revenue—intercompany	1,748	464	632	47	191	(3,035)	(47)	—
Interest expense	3,762	1,130	641	52	135	5,363	(52)	11,031
Interest expense—intercompany	(228)	1,388	(303)	545	500	(1,357)	(545)	—

Net interest revenue	$(1,668)	$606	$308	$1,118	$1,496	$22,798	$(1,118)	$23,540

Commissions and fees	—	2,087	—	3	42	4,088	(3)	6,217
Commissions and fees—intercompany	—	77	—	(1)	10	(87)	1	—
Principal transactions	22	1,967	(897)	—	(2)	2,481	—	3,571
Principal transactions—intercompany	6	(580)	230	—	—	344	—	—
Other income	504	213	4	29	59	3,940	(29)	4,720
Other income—intercompany	(263)	(229)	(68)	1	(22)	582	(1)	—

Total non-interest revenues	$269	$3,535	$(731)	$32	$87	$11,348	$(32)	$14,508

Total revenues, net of interest expense	$3,481	$4,141	$(423)	$1,150	$1,583	$34,146	$(6,030)	$38,048

Provisions for credit losses and for benefits and claims	$—	$11	$—	$857	$933	$4,881	$(857)	$5,825

Expenses
Compensation and benefits	$54	$2,734	$—	$184	$244	$9,480	$(184)	$12,512
Compensation and benefits—intercompany	4	109	—	54	53	(166)	(54)	—
Other expense	600	1,170	1	181	249	9,921	(181)	11,941
Other expense—intercompany	183	351	2	59	65	(601)	(59)	—

Total operating expenses	$841	$4,364	$3	$478	$611	$18,634	$(478)	$24,453

Income (loss) before taxes and equity in undistributed income of subsidiaries	$2,640	$(234)	$(426)	$(185)	$39	$10,631	$(4,695)	$7,770
Provision (benefit) for income taxes	(249)	(150)	(163)	(97)	(20)	2,303	97	1,721
Equity in undistributed income of subsidiaries	2,988	—	—	—	—	—	(2,988)	—

Income (loss) from continuing operations	$5,877	$(84)	$(263)	$(88)	$59	$8,328	$(7,780)	$6,049
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	(6)	—	(6)

Net income (loss) before attribution of noncontrolling interests	$5,877	$(84)	$(263)	$(88)	$59	$8,322	$(7,780)	$6,043
Net income (loss) attributable to noncontrolling interests	—	10	—	—	—	156	—	166

Net income (loss) after attribution of noncontrolling interests	$5,877	$(94)	$(263)	$(88)	$59	$8,166	$(7,780)	$5,877

Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interests	$5,877	$(84)	$(263)	$(88)	$59	$8,322	$(7,780)	$6,043
Citigroup's other comprehensive income (loss)	39	(30)	—	—	(24)	54	—	39
Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	11	—	11

Total comprehensive income (loss) before attribution of noncontrolling interests	$5,916	$(114)	$(263)	$(88)	$35	$8,387	$(7,780)	$6,093

Total comprehensive income (loss) attributable to noncontrolling interests	—	10	—	—	—	167	—	177

Citigroup's comprehensive income (loss)	$5,916	$(124)	$(263)	$(88)	$35	$8,220	$(7,780)	$5,916

Condensed Consolidating Statements of Income and Comprehensive Income

	Six months ended June 30, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$7,170	$—	$—	$—	$—	$—	$(7,170)	$—
Interest revenue	$105	$2,961	$—	$2,085	$2,421	$31,254	$(2,085)	$36,741
Interest revenue—intercompany	1,763	1,082	1,193	51	190	(4,228)	(51)	—
Interest expense	4,158	1,282	1,037	52	148	5,866	(52)	12,491
Interest expense—intercompany	(281)	1,573	301	778	644	(2,237)	(778)	—

Net interest revenue	$(2,009)	$1,188	$(145)	$1,306	$1,819	$23,397	$(1,306)	$24,250

Commissions and fees	$—	$2,422	$—	$3	$43	$4,460	$(3)	$6,925
Commissions and fees—intercompany	—	25	—	56	63	(88)	(56)	—
Principal transactions	53	1,516	463	—	(6)	3,757	—	5,783
Principal transactions—intercompany	1	152	(291)	—	—	138	—	—
Other income	(1,418)	481	11	219	257	4,059	(219)	3,390
Other income—intercompany	1,267	(14)	(92)	(3)	17	(1,178)	3	—

Total non-interest revenues	$(97)	$4,582	$91	$275	$374	$11,148	$(275)	$16,098

Total revenues, net of interest expense	$5,064	$5,770	$(54)	$1,581	$2,193	$34,545	$(8,751)	$40,348

Provisions for credit losses and for benefits and claims	$—	$6	$—	$773	$861	$5,704	$(773)	$6,571

Expenses
Compensation and benefits	$66	$3,021	$—	$219	$310	$9,681	$(219)	$13,078
Compensation and benefits—intercompany	4	116	—	60	60	(180)	(60)	—
Other expense	577	1,337	1	328	399	9,870	(328)	12,184
Other expense—intercompany	202	181	2	187	204	(589)	(187)	—

Total operating expenses	$849	$4,655	$3	$794	$973	$18,782	$(794)	$25,262

Income (loss) before taxes and equity in undistributed income of subsidiaries	$4,215	$1,109	$(57)	$14	$359	$10,059	$(7,184)	$8,515
Provision (benefit) for income taxes	(1,333)	471	(71)	(21)	101	2,984	21	2,152
Equity in undistributed income of subsidiaries	792	—	—	—	—	—	(792)	—

Income (loss) from continuing operations	$6,340	$638	$14	$35	$258	$7,075	$(7,997)	$6,363
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—	111	—	111

Net income (loss) before attribution of noncontrolling interests	$6,340	$638	$14	$35	$258	$7,186	$(7,997)	$6,474
Net income (loss) attributable to noncontrolling interests	—	30	—	—	—	104	—	134

Net income (loss) after attribution of noncontrolling interests	$6,340	$608	$14	$35	$258	$7,082	$(7,997)	$6,340

Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interests	$6,340	$638	$14	$35	$258	$7,186	$(7,997)	$6,474
Citigroup's other comprehensive income (loss)	4,055	36	—	9	121	(157)	(9)	4,055
Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	53	—	53

Total comprehensive income (loss) before attribution of noncontrolling interests	$10,395	$674	$14	$44	$379	$7,082	$(8,006)	$10,582

Total comprehensive income (loss) attributable to noncontrolling interests	—	30	—	—	—	157	—	187

Citigroup's comprehensive income (loss)	$10,395	$644	$14	$44	$379	$6,925	$(8,006)	$10,395

Condensed Consolidating Balance Sheet

	June 30, 2012
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$1,387	$—	$137	$177	$32,363	$(137)	$33,927
Cash and due from banks—intercompany	10	3,127	—	72	95	(3,232)	(72)	—
Federal funds sold and resale agreements	—	210,645	—	—	—	62,019	—	272,664
Federal funds sold and resale agreements—intercompany	—	11,109	—	—	—	(11,109)	—	—
Trading account assets	—	128,049	—	—	12	182,185	—	310,246
Trading account assets—intercompany	173	8,144	446	—	—	(8,763)	—	—
Investments	2,491	37	—	1,486	1,557	301,841	(1,486)	305,926
Loans, net of unearned income	—	198	—	23,468	26,853	627,917	(23,468)	654,968
Loans, net of unearned income—intercompany	—	—	51,844	5,651	10,630	(62,474)	(5,651)	—
Allowance for loan losses	—	(58)	—	(2,281)	(2,506)	(25,047)	2,281	(27,611)

Total loans, net	$—	$140	$51,844	$26,838	$34,977	$540,396	$(26,838)	$627,357
Advances to subsidiaries	100,478	—	—	—	—	(100,478)	—	—
Investments in subsidiaries	197,926	—	—	—	—	—	(197,926)	—
Other assets	22,968	52,886	309	4,313	7,466	282,702	(4,313)	366,331
Other assets—intercompany	63,256	32,458	164	1	2,361	(98,239)	(1)	—

Total assets	$387,302	$447,982	$52,763	$32,847	$46,645	$1,179,685	$(230,773)	$1,916,451

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$914,308	$—	$914,308
Federal funds purchased and securities loaned or sold	—	170,188	—	—	—	44,663	—	214,851
Federal funds purchased and securities loaned or sold—intercompany	185	18,151	—	—	—	(18,336)	—	—
Trading account liabilities	—	77,127	17	—	—	51,674	—	128,818
Trading account liabilities—intercompany	174	7,306	48	—	—	(7,528)	—	—
Short-term borrowings	13	3,535	5,619	250	581	48,950	(250)	58,698
Short-term borrowings—intercompany	—	37,352	1,751	7,901	24,230	(63,333)	(7,901)	—
Long-term debt	165,180	5,421	39,859	3,242	5,969	71,905	(3,242)	288,334
Long-term debt—intercompany	—	53,993	3,108	16,325	7,246	(64,347)	(16,325)	—
Advances from subsidiaries	20,358	—	—	—	—	(20,358)	—	—
Other liabilities	6,418	57,830	459	1,263	2,403	58,493	(1,263)	125,603
Other liabilities—intercompany	11,063	8,955	182	195	202	(20,402)	(195)	—

Total liabilities	$203,391	$439,858	$51,043	$29,176	$40,631	$995,689	$(29,176)	$1,730,612

Citigroup stockholders' equity	$183,911	$7,736	$1,720	$3,671	$6,014	$182,456	$(201,597)	$183,911
Noncontrolling interests	—	388	—	—	—	1,540	—	1,928

Total equity	$183,911	$8,124	$1,720	$3,671	$6,014	$183,996	$(201,597)	$185,839

Total liabilities and equity	$387,302	$447,982	$52,763	$32,847	$46,645	$1,179,685	$(230,773)	$1,916,451

Condensed Consolidating Balance Sheet

	December 31, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$1,237	$—	$211	$254	$27,210	$(211)	$28,701
Cash and due from banks—intercompany	3	2,963	—	161	175	(3,141)	(161)	—
Federal funds sold and resale agreements	—	209,618	—	—	—	66,231	—	275,849
Federal funds sold and resale agreements—intercompany	—	10,981	—	—	—	(10,981)	—	—
Trading account assets	7	123,017	18	—	12	168,680	—	291,734
Trading account assets—intercompany	92	9,319	269	—	—	(9,680)	—	—
Investments	37,477	110	—	2,177	2,250	253,576	(2,177)	293,413
Loans, net of unearned income	—	205	—	24,899	28,556	618,481	(24,899)	647,242
Loans, net of unearned income—intercompany	—	—	58,039	4,916	8,585	(66,624)	(4,916)	—
Allowance for loan losses	—	(47)	—	(2,299)	(2,547)	(27,521)	2,299	(30,115)

Total loans, net	$—	$158	$58,039	$27,516	$34,594	$524,336	$(27,516)	$617,127
Advances to subsidiaries	108,644	—	—	—	—	(108,644)	—	—
Investments in subsidiaries	194,979	—	—	—	—	—	(194,979)	—
Other assets	35,776	49,207	367	4,000	7,132	274,572	(4,000)	367,054
Other assets—intercompany	29,935	42,974	3,257	4	2,366	(78,532)	(4)	—

Total assets	$406,913	$449,584	$61,950	$34,069	$46,783	$1,103,627	$(229,048)	$1,873,878

Liabilities and equity
Deposits	$—	$—	$—	$—	$—	$865,936	$—	$865,936
Federal funds purchased and securities loaned or sold	—	149,725	—	—	—	48,648	—	198,373
Federal funds purchased and securities loaned or sold—intercompany	185	25,902	—	—	—	(26,087)	—	—
Trading account liabilities	—	72,493	298	—	—	53,291	—	126,082
Trading account liabilities—intercompany	96	8,530	90	—	—	(8,716)	—	—
Short-term borrowings	13	1,229	7,133	750	1,100	44,966	(750)	54,441
Short-term borrowings—intercompany	—	43,056	3,153	10,243	10,792	(57,001)	(10,243)	—
Long-term debt	181,702	6,884	45,081	2,742	5,680	84,158	(2,742)	323,505
Long-term debt—intercompany	—	59,958	2,971	14,919	20,692	(83,621)	(14,919)	—
Advances from subsidiaries	17,046	—	—	—	—	(17,046)	—	—
Other liabilities	19,625	63,012	889	1,453	2,483	39,959	(1,453)	125,968
Other liabilities—intercompany	10,440	10,575	352	199	52	(21,419)	(199)	—

Total liabilities	$229,107	$441,364	$59,967	$30,306	$40,799	$923,068	$(30,306)	$1,694,305

Citigroup stockholders' equity	$177,806	$7,825	$1,983	$3,763	$5,984	$179,187	$(198,742)	$177,806
Noncontrolling interests	—	395	—	—	—	1,372	—	1,767

Total equity	$177,806	$8,220	$1,983	$3,763	$5,984	$180,559	$(198,742)	$179,573

Total liabilities and equity	$406,913	$449,584	$61,950	$34,069	$46,783	$1,103,627	$(229,048)	$1,873,878

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2012
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$(30,690)	$1,086	$387	$210	$1,171	$32,179	$(210)	$4,133

Cash flows from investing activities of continuing operations
Change in loans	$—	$—	$7,710	$577	$728	(19,037)	$(577)	$(10,599)
Proceeds from sales of loans	—	17	—	15	16	2,937	(15)	2,970
Purchases of investments	(5,701)	—	—	(167)	(167)	(120,586)	167	(126,454)
Proceeds from sales of investments	36,448	20	—	679	679	31,721	(679)	68,868
Proceeds from maturities of investments	4,088	—	—	194	194	47,670	(194)	51,952
Changes in investments and advances—intercompany	7,898	(1,708)	—	(735)	(2,045)	(4,145)	735	—
Other investing activities	1	11,582	—	—	—	(12,312)	—	(729)

Net cash provided by (used in) investing activities of continuing operations	$42,734	$9,911	$7,710	$563	$(595)	$(73,752)	$(563)	(13,992)

Cash flows from financing activities of continuing operations
Dividends paid	$(71)	$—	$—	$—	$—	$—	$—	$(71)
Treasury stock acquired	(4)	—	—	—	—	—	—	$(4)
Proceeds/(repayments) from issuance of long-term debt—third-party, net	(15,147)	(1,554)	(5,685)	500	(206)	(14,907)	(500)	(37,499)
Proceeds/(repayments) from issuance of long-term debt—intercompany, net	—	(5,731)	419	1,406	(13,446)	18,758	(1,406)	—
Change in deposits	—	—	—	—	—	48,372	—	48,372
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	—	2,306	(1,551)	(500)	(519)	4,521	500	4,757
Net change in short-term borrowings and other advances—intercompany	3,376	(5,704)	(1,346)	(2,342)	13,438	(9,764)	2,342	—
Capital contributions from parent	—	—	—	—	—	—	—	—
Other financing activities	(191)	—	66	—	—	(66)	—	(191)

Net cash (used in) provided by financing activities of continuing operations	$(12,037)	$(10,683)	$(8,097)	$(936)	$(733)	$46,914	$936	$15,364

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$(279)	$—	$(279)
Net cash provided by (used in) discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

Net increase (decrease) in cash and due from banks	$7	$314	$—	$(163)	$(157)	$5,062	$163	$5,226
Cash and due from banks at beginning of period	3	4,200	—	372	429	24,069	(372)	28,701

Cash and due from banks at end of period	$10	$4,514	$—	$209	$272	$29,131	$(209)	$33,927

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for
Income taxes	$(144)	$101	$49	$14	$48	$1,791	$(14)	$1,845
Interest	4,003	3,078	667	632	632	1,643	(632)	10,023
Non-cash investing activities
Transfers to repossessed assets	$—	$76	$—	$49	$68	$119	$(49)	$263
Transfers to trading account assets from investments (held-to-maturity)	—	—	—	—	—	—	—	—

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2011
In millions of dollars	Citigroup parent company	CGMHI	CFI	CCC	Associates	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup Consolidated
Net cash (used in) provided by operating activities	$1,209	$9,414	$714	$1,124	$297	$(6,789)	$(1,124)	$4,845

Cash flows from investing activities
Change in loans	$—	$—	$27,657	$1,372	$1,966	$(30,959)	$(1,372)	$(1,336)
Proceeds from sales and securitizations of loans	—	3	—	2	—	4,480	(2)	4,483
Purchases of investments	(13,820)	—	—	(246)	(246)	(157,027)	246	(171,093)
Proceeds from sales of investments	2,878	19	—	36	36	80,482	(36)	83,415
Proceeds from maturities of investments	15,701	—	—	152	152	71,462	(152)	87,315
Changes in investments and advances-intercompany	6,949	(405)	—	58	(2,566)	(3,978)	(58)	—
Business acquisitions	(10)	—	—	—	—	10	—	—
Other investing activities	—	12,814	—	—	—	(7,343)	—	5,471

Net cash provided by (used in) investing activities	$11,698	$12,431	$27,657	$1,374	$(658)	$(42,873)	$(1,374)	$8,255

Cash flows from financing activities
Dividends paid	$(42)	$—	$—	$—	$—	$—	$—	$(42)
Proceeds/(Repayments) from issuance of long-term debt— third-party, net	(11,083)	(1,225)	(3,355)	(654)	(140)	(17,245)	654	(33,048)
Proceeds/(Repayments) from issuance of long-term debt-intercompany, net	—	6,444	—	(3,900)	(900)	(5,544)	3,900	—
Change in deposits	—	—	—	—	—	21,355	—	21,355
Net change in short-term borrowings and other investment banking and brokerage borrowings-third-party	—	260	(617)	—	13	(6,457)	—	(6,801)
Net change in short-term borrowings and other advances-intercompany	(3,350)	(25,833)	(24,327)	2,243	1,634	51,876	(2,243)	—
Capital contributions from parent	—	(775)	—	—	—	775	—	—
Other financing activities	1,652	—	—	—	—	—	—	1,652

Net cash used in financing activities	$(12,823)	$(21,129)	$(28,299)	$(2,311)	$607	$44,760	$2,311	$(16,884)

Effect of exchange rate changes on cash and due from banks	$—	$—	$—	$—	$—	$909	$—	$909

Net cash used in discontinued operations	$—	$—	$—	$—	$—	$2,669	$—	$2,669

Net increase (decrease) in cash and due from banks	$84	$716	$72	$187	$246	$(1,324)	$(187)	$(206)
Cash and due from banks at beginning of period	11	5,220	—	323	398	22,343	(323)	27,972

Cash and due from banks at end of period	$95	$5,936	$72	$510	$644	$21,019	$(510)	$27,766

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$9	$146	$(171)	$2	$72	$1,860	$(2)	$1,916
Interest	4,747	1,134	324	906	810	3,106	(906)	10,121
Non-cash investing activities:
Transfers to repossessed assets	$—	$39	$—	$370	$397	$315	$(370)	$751
Transfers to trading account assets from investments (held-to-maturity)	—	—	—	—	—	12,700	—	12,700

24.    SUBSEQUENT EVENT

MSSB JV

        Pursuant to the Amended and Restated Limited Liability Company Agreement, dated May 31, 2009 (JV Agreement), of the MSSB JV, Morgan Stanley has the right to exercise options over time to purchase Citi's 49% interest in the MSSB JV. Generally, Morgan Stanley may exercise its options to purchase the remaining 49% interest of the MSSB JV from Citi in the following amounts and at the following times: (i) following the third anniversary of the closing of the MSSB JV (May 31, 2012), 14% of the total outstanding interest; (ii) following the fourth anniversary of the closing of the MSSB JV (May 31, 2013), an additional 15% of the remaining outstanding interest; and (iii) (May 31, 2014) following the fifth anniversary of the closing of the MSSB JV, the remaining outstanding interest in the MSSB JV.

        On June 1, 2012, Morgan Stanley exercised its initial option for the purchase from Citi of an additional 14% interest in the MSSB JV (14% Interest). As previously disclosed and as provided pursuant to the terms of the JV Agreement, the purchase price for the 14% Interest is to be determined pursuant to an appraisal process which included the exchange between Morgan Stanley and Citi of each respective firm's fair market valuation (as defined under the provisions of the JV Agreement) of the full MSSB JV, and if the two firms' valuations differ by more than 10%, a third party appraisal process.

        As announced on July 19, 2012, Citi and Morgan Stanley exchanged their respective fair market valuations for the full MSSB JV on July 16, 2012, as required pursuant to the JV Agreement. (For additional information, see Citi's Form 8-K filed with the U.S. Securities and Exchange Commission on July 19, 2012.) Citi's fair market valuation of the full MSSB JV reflected a value for Citi's 49% interest in the MSSB JV that slightly exceeded Citi's carrying value of approximately $11 billion for that 49% interest as of June 30, 2012 (for additional information on Citi's carrying value of its equity investment in the MSSB JV as of June 30, 2012, see Note 11 to the Consolidated Financial Statements). Morgan Stanley's valuation for the full MSSB JV reflected a value that was approximately 40% of Citi's fair market valuation for the full MSSB JV.

        Because the two firms were more than 10% apart, the fair market value of the full MSSB JV, and thus the purchase price for the 14% Interest, will be determined by a third party appraiser. Pursuant to the terms of the JV Agreement, the fair market value of the full MSSB JV will be determined as follows: (i) if the fair market value as determined by the third party appraiser is in the middle third of the range established by Citi and Morgan Stanley's valuations, the fair market valuation determined by the third party appraiser will be the valuation of the full MSSB JV; (ii) if the fair market value as determined by the third party appraiser is in the top third of the range, the fair market value of the full MSSB JV will be the average of the third party appraiser's value and Citi's valuation; and (iii) if the fair market value as determined by the third party appraiser is in the bottom third of the range, the fair market value of the full MSSB JV will be the average of the third party appraiser's value and Morgan Stanley's valuation. The third party appraisal process is to be concluded by August 30, 2012, with the closing of the sale of the 14% Interest to occur by September 7, 2012.

        Given the wide disparity between the two firms' valuations, as previously disclosed, depending on the ultimate fair market value determined by the third party appraisal, Citi could have a significant non-cash charge to its net income in the third quarter of 2012, representing other-than-temporary impairment of the carrying value of its 49% interest in the MSSB JV.

LEGAL PROCEEDINGS

        For a discussion of Citigroup's litigation and related matters, see Note 22 to the Consolidated Financial Statements.

UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

        None.

Share Repurchases

        Under its long-standing repurchase program, Citigroup may buy back common shares in the market or otherwise from time to time. This program is used for many purposes, including offsetting dilution from stock-based compensation programs. The following table summarizes Citigroup's share repurchases during the first six months of 2012:

In millions, except per share amounts	Total shares purchased(1)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
First quarter 2012
Open market repurchases(1)	0.1	$36.58	$6,726
Employee transactions(2)	1.4	29.26	N/A

Total first quarter 2012	1.5	$29.85	$6,726

April 2012
Open market repurchases(1)	—	$—	$6,726
Employee transactions(2)	0.1	32.62	N/A
May 2012
Open market repurchases(1)	—	$—	$6,726
Employee transactions(2)	—	—	N/A
June 2012
Open market repurchases(1)	—	$—	$6,726
Employee transactions(2)	—	—	N/A

Second quarter 2012
Open market repurchases(1)	—	$—	$6,726
Employee transactions(2)	0.1	32.62	N/A

Total second quarter 2012	0.1	32.62	$6,726

Year-to-date 2012
Open market repurchases(1)	0.1	$36.58	$6,726
Employee transactions(2)	1.5	29.40	N/A

Total year-to-date 2012	1.6	$29.96	$6,726

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

Item 6.    Exhibits

        See Exhibit Index.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of August, 2012.

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
10.01
Citigroup 2009 Stock Incentive Plan (as amended and restated effective April 17, 2012), incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 20, 2012 (File No. 1-9924).
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
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended June 30, 2012, filed on August 3, 2012, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

+
Filed herewith

QuickLinks

CITIGROUP INC SECOND QUARTER 2012—FORM 10-Q
THIS PAGE INTENTIONALLY LEFT BLANK
  CORPORATE LOAN DETAILS
  INTEREST REVENUE/EXPENSE AND YIELDS
  AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)
  AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)
  AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)
  ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)
  ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)
  ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)
  FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND STRUCTURED DEBT
  CREDIT DERIVATIVES
FINANCIAL STATEMENTS AND NOTES
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX